Form 10-K
period 1993-12-31
TIMKEN CO
filed 1994-03-30
CIK 98362

                        SECURITIES AND EXCHANGE COMMISSION                1.
                              WASHINGTON, D.C.  20549
                                     FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended                     Commission File Number 1-1169
December 31, 1993
                               THE TIMKEN COMPANY
              ______________________________________________________
              (Exact name of registrant as specified in its charter)

             Ohio                                             34-0577130
________________________________________                 ___________________
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

1835 Dueber Avenue, S.W., Canton, Ohio                        44706-2798
________________________________________                 ___________________
(Address of principal executive offices)                      (Zip Code)


Registrants telephone number, including area code          (216) 438-3000
                                                         ___________________


Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
      Title of Each Class                              on Which Registered
______________________________                        _______________________
Common Stock without par value                        New York Stock Exchange
Rights to Purchase Common Stock without par value     New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.           YES  X                  NO
                                                 ___                    ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

The aggregate market value of the voting stock held by all shareholders other than shareholders identified under item 12 of this Form 10-K as of February 21, 1994 was $937,729,464 (representing 25,868,399 shares).

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of February 21, 1994.

Common Stock without par value -- 30,857,651 shares (representing a market ___________________________________________________ value of $1,118,589,849)

                                                                          2.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1993 are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual meeting of shareholders to be held on April 19, 1994 are incorporated by reference into parts III and IV.

Exhibit Index may be found on Pages 14 thru 16.

                                                                          3.
PART I
______
   Item 1.  Description of Business
   ________________________________
   General
   _______

   As used herein the term "Timken" or the "company" refers to The Timken Company and its subsidiaries unless the context otherwise requires. Timken, an outgrowth of a business originally founded in 1899, was incorporated under the laws of Ohio in 1904.

   Products
   ________

   Timken's products are divided into two industry segments. The first includes anti-friction bearings; the second industry segment is steel. Anti-friction bearings constitute Timken's principal industry product. Basically, the tapered roller bearing made by Timken is its principal product in the anti-friction industry segment. It consists of four components (1) the cone or inner race, (2) the cup or outer race, (3) the tapered rollers which roll between the cup and cone, and (4) the cage which serves as a retainer and maintains proper spacing between the rollers. These four components are manufactured and sold in a wide variety of configurations and sizes. Matching bearings to service requirements of customers' applications requires engineering, and oftentimes sophisticated analytical techniques. The design of every tapered roller bearing made by Timken permits distribution of unit pressures over the full length of the roller. This fact, coupled with its tapered design, high precision tolerances and proprietary internal geometry and premium quality material, provides a bearing with high load carrying capacity, excellent friction-reducing qualities and long life.

   With the acquisition of MPB Corporation in May 1990, Timken expanded into the super precision ball and roller bearing business thus gaining access to those portions of the Aerospace, Defense, Computer Disk Drive, and other markets requiring high precision applications. MPB's products utilizing balls and straight rolling elements are the super precision end of the general ball and straight roller bearing product range in the bearing industry. A majority of MPB's products are special custom-designed bearings and spindle assemblies. They often involve highly specialized materials and coatings for use in applications that subject the bearings to extreme operating conditions of speed and temperature.

   During the second quarter of 1993, MPB Corporation, completed its acquisition of equipment and inventory of the U.S. jet engine bearing operations of The Torrington Company, a subsidiary of Ingersoll-Rand Company. This purchase should enable MPB to offer an expanded line of bearings for jet engine manufacturers and strengthen its position in the aerospace markets it serves.

   Steel products include steels of alloy, vacuum processed alloys, intermediate alloy, low alloy and carbon grades, tool steels, and other custom-made specialty steel products. These are available in a wide range of solid and tubular sections with a variety of finishes.

                                                                           4.
   Products (Cont.)
   ________________

   Timken has been increasing the marketing of high volume semifinished components to major customers produced from its own steel. This value added activity is a small but growing portion of the business. In September 1993, the company's Steel Business began operation of its St. Clair Precision Tubing Components Plant in Eaton, Ohio. The facility produces sub-components for automotive and industrial customers. The development of the precision parts division provides the company with the opportunity to further expand its market for tubing and capture more higher-value steel sales. This will also enable the company's traditional tubing customers in the automotive and bearing industries to take advantage of higher-performing components that cost less than those they now use.

   Sales and Distribution
   ______________________

   Timken's products in the bearing industry segment are sold principally by its own sales organization. A major portion of the shipments are made directly from Timken's plants and the balance from warehouses located in a number of cities in the United States, Great Britain, France, Germany, Canada, Mexico, and Argentina. These warehouse inventories are augmented by authorized distributor and jobber inventories throughout the world which provide local availability when service is required. The company operates an Export Service Center in Atlanta, Georgia, which specializes in the export of tapered roller bearings for the replacement markets in the Caribbean, Central and South America and other regions. Timken's tapered roller bearings are used in general industry and in a wide variety of products including passenger cars, trucks, railroad cars and locomotives, machine tools, rolling mills and farm and construction equipment. MPB's products, which are at the super precision end of the general ball and straight roller bearing segment, are used in aircraft, missle guidance systems, computer peripherals, and medical instruments.

   A significant portion of Timken's steel production is consumed in its bearing operations. In addition, sales are made to other anti-friction bearing companies and to the aircraft, automotive, forging, tooling and oil and gas drilling industries. In addition, sales are made to steel service centers. Timken's steel products are sold principally by its own sales organization. Most orders are custom made to satisfy specific customer applications and are shipped directly to customers from Timken's steel manufacturing plants.

   Timken does have a number of customers in the automotive industry including both manufacturers and suppliers. However, Timken feels that because of the size of that industry, the diverse bearing applications, and the fact that its business is spread among a number of customers, both foreign and domestic, in original equipment manufacturing and aftermarket distribution, its relationship with the automotive industry is well diversified.

   Timken has entered into individually negotiated contracts with some of its customers in both the bearing and steel segments. These contracts may extend for one to five years and, if a price is fixed for any period extending beyond current shipments, customarily include a commitment by

                                                                         5.
   Sales and Distribution (Cont.
   _____________________________

   the customer to purchase a designated percentage of its requirements from Timken. Contracts extending beyond one year that are not subject to price adjustment provisions do not represent a material portion of Timken's sales. Timken does not believe that there is any significant loss of earnings risk associated with any given contract.

   Industry Segments
   _________________

   Segment information in Note 12 of the Notes to Consolidated Financial Statements and Information by Industry and Geographic Area on pages 32 and 33 of the Annual Report to Shareholders for the year ended December 31, 1993 are incorporated herein by reference. Export sales from the U.S. and Canada are not separately stated since such sales amount to less than 10% of revenue. The company's Bearing Business has historically participated in the worldwide bearing markets while the Steel Business has concentrated on U.S. markets.

   Timken's non-U.S. operations are subject to normal international business risks not generally applicable to domestic business. These risks include currency fluctuation, changes in tariff restrictions, and restrictive regulations by foreign governments including price and exchange controls. The South African manufacturing unit, a small portion of the company's non-U.S. operations, is subject to additional laws and regulations imposed by the U.S. and South African governments.

   Competition
   ___________

   Both the anti-friction bearing business and the steel business are extremely competitive. The principal competitive factors involved, both in the United States and in foreign markets, include price, product quality, service, delivery, order lead times and technological innovation.

   Timken manufactures an anti-friction bearing known as the tapered roller bearing. The tapered principle of bearings made by Timken permits ready absorption of both radial and axial loads in combination. For this reason, they are particularly adapted to reducing friction where shafts, gears, or wheels are used. Since the invention of the tapered roller bearing by its founder, Timken has maintained primary focus in its product and process technology on the tapered roller bearing segment. This has been important to its ability to remain a leader in the world's bearing industry. This contrasts with the majority of its major competitors who offer a wider variety of bearing types such as ball, straight roller, spherical roller and needle for the general industrial and automotive markets and are, therefore, less specialized in the tapered roller bearing segment. Timken competes with domestic manufacturers and many foreign manufacturers of anti-friction bearings.

   The anti-friction bearing business is intensely competitive in every country in which Timken competes. Excess production capacity, weak economies outside the U.S., and a strengthened U.S. dollar contribute to these difficult market conditions. Particularly, the influx of tapered roller bearings into the United States market from foreign producers was

                                                                         6.
   Competition (Cont.)
   ___________________

   reported by the United States Department of Commerce to be $195 million in 1993 or approximately 20 percent of the domestic tapered roller bearing market. In addition, Timken estimates the tapered roller bearings contained as components of foreign automobiles and heavy equipment produced outside the United States and imported into this country, to be approximately $105 million in 1993.

   In August 1986, the company filed a petition on behalf of the U.S. tapered roller bearing industry with both the International Trade Commission and the Department of Commerce. The petition sought the imposition of anti-dumping duties on imports of tapered roller bearings from Japan, Italy, Yugoslavia, Romania, Hungary, and the People's Republic of China. The Department of Commerce found that product from each of the countries was being sold in the United States at less than fair value or "dumped", and The International Trade Commission found such imports were causing injury to the domestic industry. The Department also identified the amount by which selling prices in the United States are less than fair value. This amount is expressed as a weighted average percentage known as the final margin. The final margins for Japan as originally calculated in 1986 were approximately 36 percent. If requested, these margins are reviewed by the Department of Commerce on an annual basis. The final margins for Japan announced in 1993 for imports during 1992 ranged from approximately 3 to 46 percent. The margins for the other countries range from 0 to 37 percent. The Department of Commerce has not announced yet final margins for imports during 1993. Importers are currently required to post a cash deposit with the U.S. Customs Department equal to the margin percentage times the export price of any imported product covered by the dumping petition. To the extent such dumping continues, the deposits would become the property of the U.S. government. Although Timken will not receive any monetary award from such deposits, its benefit has been and will continue to be, the reduction of unfair competition.

   Timken manufactures carbon and alloy seamless tubing, carbon and alloy steel solid bars and various solid shapes, tool steels and other custom-made specialty steel products. Specialty steels are characterized by special chemistry, tightly controlled melting and precise processing. Maintaining high standards of product quality and reliability while keeping production costs competitive is essential to Timken's ability to compete in the specialty steel industry with domestic and foreign steel manufacturers.

   The steel industry in which the company participates is extremely competitive. Excess domestic production capacity, as well as the importation of foreign produced products, results in severe pressure on selling prices.

   In May 1993, the U.S. Department of Commerce determined that Brazilian steel was being dumped in the U.S. market at prices up to 27% below fair value. This government action was in response to an anti-dumping petition filed in 1992 by the company and Republic Engineered Steel, Inc. In July 1993, the International Trade Commission (ITC) ruled that domestic producers of special quality finished hot-rolled steel bars are not being injured by imports from Brazil. The company and Republic appealed this ruling during the third quarter to the U.S. Court of International Trade

   ___________________

   in New York. The company believes that the ITC ruled incorrectly and that its determination is not supported by fact.

   Backlog
   _______

   The backlog of orders of Timken's domestic and overseas operations is estimated to have been $520 million at December 31, 1993 and $495 million at December 31, 1992. Actual shipments are dependent upon ever-changing production schedules of the customer. Accordingly, Timken does not believe that its backlog data and comparisons thereof as of different dates are reliable indicators of future sales or shipments.

   Raw Materials
   _____________

   The principal raw materials used by Timken in its North American plants to manufacture bearings are its own steel tubing and bars and purchased strip steel. Outside North America the company purchases raw materials from local sources with whom it has worked closely to assure steel quality according to its demanding specifications.

   The principal raw materials used by Timken in steel manufacturing are scrap metal, nickel, and other alloys. Timken believes that the availability of raw materials and alloys are adequate for its needs, and, in general, it is not dependent on any single source of supply.

   Research
   ________

   Timken's major research center, located in Stark County, Ohio near its largest manufacturing plant, is engaged in research on bearings, steels, manufacturing methods and related matters. Research facilities are also located at the MPB New Hampshire Plants, the Duston, England plant and at the Latrobe, Pennsylvania plant. Expenditures for research, development and testing amounted to approximately $37,145,000 in 1993, $41,749,000 in 1992, and $40,905,000 in 1991. The company's research program is committed to the development of new and improved bearing and steel products, as well as more efficient manufacturing processes and techniques and the expansion of application of existing products.

   Environmental Matters
   _____________________

   The company continues to focus on protecting the environment and compliance with environmental protection laws. In doing so, the company has invested in pollution control equipment and updated plant operational practices. To the extent that the company's non-U.S. competitors are not subject to similar laws and regulations in their home countries, the company is placed at a competitive disadvantage.

   It is very difficult to access the possible effect of compliance with future requirements that may differ from existing ones. The company

                                                                          8.
   Environmental Matters (Cont.)
   _____________________________

   believes that the effect of amendments to the Clean Air Act of 1990 on its utility suppliers will increase its costs for electricity by $4 million to $5 million annually by 1995. Furthermore, regulations related to these amendments have been proposed that, if adopted, would mandate significant changes in the way the company monitors air emissions. This would require capital expenditures in excess of $1 million and the addition of personnel. A large cross section of industries have expressed opposition to the proposed regulations for a variety of reasons. It is possible that the U.S. Environmental Protection Agency (EPA) may amend the regulations before they are adopted, lessening substantially their impact on the company.

   The company and its U.S. subsidiaries are involved as potentially responsible parties (PRP), as named by the EPA, for the clean-up of hazardous waste at five non-company sites. It is believed the company's share of liability for these sites would not be material to its financial condition or results of operations because of the company's uncertain or limited involvement at these sites and the number of other identified PRPs. In 1993, the company and its Latrobe Steel subsidiary each participated in one minor settlement agreement, which terminated their respective clean-up obligations at two other sites.

   The company's MPB Corporation subsidiary is engaged in environmental clean-up projects at its manufacturing locations in New Hampshire. The costs for these projects, estimated at slightly over $3 million, were recorded previously. A portion of these costs will be recovered from a former owner of the property. MPB has filed suit against its insurance companies for reimbursement of clean-up costs. The full extent of reimbursement cannot be estimated. In late 1993, MPB was notified by the city of Keene, New Hampshire, that city officials were looking to MPB to contribute to the costs of cleaning up alleged soil and groundwater contamination of a city dump, which allegedly had been used by MPB along with many others for industrial waste disposal. This is not a superfund site. No specific monetary request has been made at this time.

   Patents, Trademarks and Licenses
   ________________________________

   Timken owns a number of United States and foreign patents, trademarks and licenses relating to certain of its products. While Timken regards these as items of importance, it does not deem its business as a whole, or either industry segment, to be materially dependent upon any one item or group of items.

   Employment
   __________

   At December 31, 1993, Timken had 15,985 associates.

                                                                          9.
   Executive Officers of the Registrant
   ____________________________________

   The officers are elected by the Board of Directors normally for a term of one year and until the election of their successors. All officers, except
   L. R. Brown and S. A. Perry, have been employed by Timken or by a subsidiary of the company during the past five-year period. The Executive Officers of the company as of February 21, 1994, are as follows:

                                       Current Position and Previous
   Name                Age             Positions During Last Five Years
   ____                ___     ______________________________________________

   W. R. Timken, Jr.   55      1988  Chairman - Board of Directors;
                                     Officer since 1968.
   J. F. Toot, Jr.     58      1988  President;
                               1992  President and Chief Executive Officer;
                                     Director; Officer since 1967.
   P. J. Ashton        58      1988  Executive Vice President - Bearings;
                               1992  Executive Vice President and President -
                                       Bearings;
                                     Director; Officer since 1980.
   C. H. West          59      1988  Executive Vice President - Steel;
                               1992  Executive Vice President and President -
                                       Steel;
                                     Director; Officer since 1982.
   M. J. Amiel         62      1988  Managing Director - Bearings - Europe,
                                       Africa and West Asia;
                               1989  Vice President - Bearings - Europe,
                                       Africa and West Asia;
                                     Officer since 1989.
   S. A. Perry         48      1988  Director - Accounting and Controller;
                               1989  Director - Purchasing and Logistics;
                               1993  Vice President - Human Resources and
                                       Logistics;
                                     Officer since 1993.
   L. R. Brown         58      1990  Vice President and General Counsel;
                                       prior thereto Managing Partner, Day,
                                       Ketterer, Raley, Wright & Rybolt - Law
                                       Firm; Officer since 1990.
   D. L. Hart          62      1988  Vice President - Bearings - North and
                                       South America;
                                     Officer since 1978.
   R. L. Leibensperger 55      1988  Vice President - Technology;
                                     Officer since 1986.
   G. E. Little        50      1988  Director Finance and Assistant
                                       Treasurer;
                               1990  Treasurer;
                               1992  Vice President - Finance & Treasurer;
                                     Officer since 1990.
   J. J. Schubach      57      1988  Vice President - Strategic Management;
                                     Officer since 1984.
   W. J. Timken        51      1988  Director - Human Resource Development;
                               1992  Vice President; Director; Officer since
                                       1992.

                                                                         10.
   Item 2.  Properties
   ___________________

   Timken has bearing and steel manufacturing facilities at several locations in the United States. Timken also has bearing manufacturing facilities in several countries outside the United States. The aggregate floor area of these facilities worldwide is approximately 10,916,000 square feet, all of which, except for approximately 208,000 square feet, is owned in fee. The buildings occupied by Timken are principally of brick, steel, reinforced concrete and concrete block construction, all of which are suitably equipped and in satisfactory operating condition.

   Timken's bearing manufacturing and distribution facilities in the United States are located in Ashland, Bucyrus, Canton, Columbus and New Philadelphia, Ohio; Gaffney, South Carolina; Lincolnton, North Carolina; Altavista, Virginia; and Keene and Lebanon, New Hampshire. These facilities, including the research facility in Canton, Ohio, and warehouses at plant locations, have an aggregate floor area of approximately 4,193,000 square feet. Timken's steel manufacturing and distribution facilities in the United States are located in Canton, Eaton, Wauseon and Wooster, Ohio; and Latrobe, Pennsylvania. These facilities have an aggregate floor area of approximately 4,694,000 square feet. Timken's bearing manufacturing plants outside the United States are located in Daventry and Duston, England; Colmar, France; St. Thomas, Canada; Benoni, South Africa; Sao Paulo and Santa Barbara, Brazil; Ballarat, Australia; and Medemblik, The Netherlands. The facilities have an aggregate floor area of approximately 2,029,000 square feet. In addition to the manufacturing facilities discussed above, Timken owns warehouses in the United States, Germany, Mexico and Argentina, and leases several relatively small warehouse facilities in cities throughout the world.

   During 1993, the company's Steel Business experienced increased plant utilization compared to 1992 as a result of increased sales in almost all product lines. The company's Bearing Business experienced slightly lower plant utilization during 1993. Continued reduction of inventories and weak demand in certain market segments combined with recessionary economies in Europe and Japan lowered plant utilization.

   During the first quarter of 1993, the company announced that British Timken's Daventry bearing manufacturing operations would be consolidated into other plants by mid-1994. This action, which will result in improved utilization of plant assets, was part of a streamlining process that the company announced in December 1991. Anticipated consolidation costs were accounted for in December 1991.

   In June 1993, the company's Bearing Business announced that it was resuming work on its 21st century bearing plant in Asheboro, North Carolina. Start-up of the 145,000 square-foot plant is expected in the third quarter of 1994.

   In July 1993, the company's Steel Business announced the establishment of a tubing components manufacturing facility in Eaton, Ohio. Production in the 42,000 square-foot leased facility began in September.

                                                                         11.
   Item 2.  Properties (Cont.)
   ___________________________

   In July 1993, the company's Latrobe Steel subsidiary announced plans to establish a 90,000 square-foot facility near Franklin, Pennsylvania for cold finishing of the company's specialty steel round bar products. Start-up is planned for April 1994. The building will also provide for warehousing and shipping functions.

   The company is a forty percent shareholder in Tata Timken Limited, a joint venture with The Tata Iron and Steel Company Limited. The joint venture consists of a manufacturing facility in Jamshedpur, India, completed in March of 1992, and four sales offices, also located in India.

   The $1 billion capital expenditure program announced in March 1989 was intended to cover the years through 1994. While more than $588 million has been invested through 1993 encompassing the initiation of six new bearing and steel facilities, the $1 billion in capital expenditures will not be spent by the end of 1994.

   At the time the program was announced, the company indicated that the investment amounts and timing would be continually reviewed with the intention of meeting economic conditions, both internal and external to the company, as they developed. Finding less capital intensive alternatives has been a major factor enabling the company to spend less. Additionally, in 1990, the company entered the super precision bearing business with the $195 million acquisition of MPB Corporation. Cost reducing initiatives with less capital intensity have also received priority over investments in some markets.

   In December 1993, MPB announced the formation of MPB Singapore PTE. LTD., which will open a manufacturing facility in Singapore. This facility is to be operational by early summer 1994. This will improve service to MPB's existing Pacific Rim area customers and provide direct participation in new growth markets and products.

   Item 3.  Legal Proceedings
   __________________________

   There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the company or any of its subsidiaries is a party or of which any of their property is the subject. Reference is made to the Environmental Matters section on page 6.

   Item 4.  Submission of Matters to a Vote of Security Holders
   ____________________________________________________________

   No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1993.

                                                                         12.
PART II
_______
   Item 5.  Market for the Registrant's Common Equity and Related Stock
   ____________________________________________________________________
            Holder Matters
            ______________

   The company's common stock is traded on the New York Stock Exchange (TKR). The estimated number of record holders of the company's common stock at December 31, 1993, was 20,684.

   High and low stock prices and dividends for the last two years are presented in the Quarterly Financial Data schedule on Page 1 of the Annual Report to Shareholders for the year ended December 31, 1993, and is incorporated herein by reference.

   Item 6.  Selected Financial Data
   ________________________________

   The Summary of Operations and Other Comparative Data on Pages 34 and 35 of the Annual Report to Shareholders for the year ended December 31, 1993, is incorporated herein by reference.

   Item 7.  Management's Discussion and Analysis of Financial Condition and
   ________________________________________________________________________
            Results of Operation
            ____________________

   Management's Discussion and Analysis of Financial Condition and Results of Operations on Pages 17-23 of the Annual Report to Shareholders for the year ended December 31, 1993, is incorporated herein by reference.

   Item 8.  Financial Statements and Supplementary Data
   ____________________________________________________

   The Quarterly Financial Data schedule included on Page 1, the consolidated financial statements of the registrant and its subsidiaries on Pages 18-24, the notes to consolidated financial statements on Pages 25-33, and the Report of Independent Auditors on Page 33 of the Annual Report to Shareholders for the year ended December 31, 1993, are incorporated herein by reference.

   Item 9.  Changes in and Disagreements with Accountants
   ______________________________________________________
            on Accounting and Financial Disclosure
            ______________________________________

   Not applicable.

                                                                          13.
PART III
________

   Item 10.  Directors and Executive Officers of the Registrant
   ____________________________________________________________

   Required information is set forth under the caption "Election of Directors" on Pages 4-9 of the proxy statement issued in connection with the annual meeting of shareholders to be held April 19, 1994, and is incorporated herein by reference. Information regarding the executive officers of the registrant is included in Part I hereof.

   Item 11.  Executive Compensation
   ________________________________

   Required information is set forth under the caption "Executive
   Compensation" on Pages 12-17 of the proxy statement issued in connection with the annual meeting of shareholders to be held April 19, 1994, and is incorporated herein by reference.

   Item 12.  Security Ownership of Certain Beneficial Owners and Management
   ________________________________________________________________________

   Required information regarding Security Ownership of Certain Beneficial Owners and Management, excluding institutional investors owning more than 5% of the company's Common Stock, is set forth under the caption "Beneficial Ownership of Common Stock" on Pages 9-11 of the proxy statement issued in connection with the annual meeting of shareholders to be held April 19, 1994, and is incorporated herein by reference.

   Item 13.  Certain Relationships and Related Transactions
   ________________________________________________________

   Required information is set forth under the caption "Election of Directors" on Pages 4-9 of the proxy statement issued in connection with the annual meeting of shareholders to be held April 19, 1994, and is incorporated herein by reference.

                                                                         14.
PART IV
_______
   Item 14.  Exhibits, Financial Statement Schedules, and Report on Form 8-K
   _________________________________________________________________________

   (a)(1) and (2) - The response to this portion of Item 14 is submitted as a separate section of this report.

          (3)  Listing of Exhibits

               Exhibit
               _______

            (3)(i) Amended Articles of Incorporation of The Timken Company (Effective August 22, 1988) were filed with Form S-8 dated October 13, 1993, and are incorporated herein by reference.

           (3)(ii) Amended Regulations of The Timken Company effective April 21, 1987 were filed with Form 10-K for the period ended December 31, 1992 and are incorporated herein by reference.

               (4) First Amendment Agreement dated February 26, 1993, to the restated credit agreement as amended December 31, 1991, between Timken and certain banks was filed with Form 10-K for the period ended December 31, 1992 and is incorporated herein by reference.

             (4.1) Credit Agreement amended as of December 31, 1991 between Timken and certain banks was filed with Form 10-K for the period ended December 31, 1991 and is incorporated herein by reference.

             (4.2) Rights Agreement dated as of December 18, 1986, as amended and restated as of February 1, 1991 between Timken and First Chicago Trust Company (formerly Morgan Shareholder Services Trust Company) was filed with Form 8-K dated February 1, 1991, and is incorporated herein by reference.

             (4.3) Indenture dated as of July 1, 1990 between Timken and Ameritrust Company of New York, which was filed with Timken's Form S-3 registration statement dated July 12, 1990 and is incorporated herein by reference.

             (4.4) The company is also a party to agreements with respect to other long-term debt in total amount less than 10% of the registrant's consolidated total assets. The registrant agrees to furnish a copy of such agreements upon request.

                    Management Contracts and Compensation Plans
                    ___________________________________________

              (10) The Management Performance Plan of The Timken Company for Officers and Certain Management Personnel.

               ------------------------------------
            (10.1) The Long Term Incentive Plan of The Timken Company for officers and other key employees as approved by shareholders April 21, 1992 was filed with Form 10-K for the period ended December 31, 1992 and is incorporated herein by reference.

            (10.2) The 1985 Incentive Plan of The Timken Company for Officers and other key employees as amended through April 16, 1991 was filed with Form 10-K for the period ended December 31, 1991 and is incorporated herein by reference.

           (10.3a)  The form of Severance Agreement entered into with
                    W. R. Timken, Jr. was filed with Form 10-K for the period ended December 31, 1992 and is incorporated herein by reference.

           (10.3b) The form of Severance Agreement entered into with Joseph F. Toot, Jr. was filed with Form 10-K for the period ended December 31, 1992 and is incorporated herein by reference.

           (10.3c) The form of Severance Agreement entered into with Peter J. Ashton was filed with Form 10-K for the period ended December 31, 1992 and is incorporated herein by reference.

           (10.3d) The form of Severance Agreement entered into with Charles H. West was filed with Form 10-K for the period ended December 31, 1992 and is incorporated herein by reference.

           (10.3e) The form of Severance Agreement entered into with Donald L. Hart.

           (10.3f) The form of Severence Agreement entered into with all Executive Officers of the company and certain other key employees of the company and its subsidiaries. Each differs only as to name and date executed.

            (10.4) The form of Death Benefit Agreement entered into with all Executive Officers of the company. Each differs only as to name and date executed, except Mr. Amiel, who is a non-resident.

            (10.5) The form of Indemnification Agreements entered into with all Directors who are not Executive Officers of the company was filed with Form 10-K for the period ended December 31, 1990 and is incorporated herein by reference. Each differs only as to name and date executed.

                                                                         16.
               Exhibit (Cont.)
               _______________

            (10.6) The form of Indemnification Agreements entered into with all Executive Officers of the company who are not Directors of the company was filed with Form 10-K for the period ended December 31, 1990 and is incorporated herein by reference. Each differs only as to name and date executed.

            (10.7) The form of Indemnification Agreements entered into with all Executive Officers of the company who are also Directors of the company was filed with Form 10-K for the period ended December 31, 1990 and is incorporated herein by reference. Each differs only as to name and date executed.

            (10.8) The form of Employee Excess Benefits Agreement entered into with all active Executive Officers, certain retired Executive Officers, and certain other key employees of the company was filed with Form 10-K for the period ended December 31, 1991 and is incorporated herein by reference. Each differs only as to name and date executed, except Mr. Brown who will be given additional service and Mr. Amiel who is a non-resident.

              (11)  Computation of Per Share Earnings.

              (13) Annual Report to Shareholders for the year ended December 31, 1993, (only to the extent expressly incorporated herein by reference).

              (21)  A list of subsidiaries of the registrant.

              (23)  Consent of Independent Auditors.

              (24)  Power of Attorney

     (b)  Reports on Form 8-K:

          None.

     (c)  The exhibits are contained in a separate section of this report.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             THE TIMKEN COMPANY

By    /s/ J. F. Toot, Jr.                By    /s/ G. E. Little
      ________________________________         _____________________________
      J. F. Toot, Jr., Director;               G. E. Little
      President and Chief Executive            Vice President - Finance
      Officer                                  (Principal Financial and
                                               Accounting Officer)
Date          March 29, 1994
      ________________________________   Date       March 29, 1994
                                               _____________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  /s/ Robert Anderson*                 By  /s/ John M. Timken, Jr.*
    __________________________________       _______________________________
    Robert Anderson           Director       John M. Timken, Jr.    Director
Date          March 29, 1994             Date          March 29, 1994
    __________________________________       _______________________________

By  /s/ Peter J. Ashton*                 By  /s/ W. J. Timken*
    __________________________________       _______________________________
    Peter J. Ashton           Director       W. J. Timken           Director
Date          March 29, 1994             Date          March 29, 1994
    __________________________________       _______________________________

By  /s/ Stanley C. Gault*                By  /s/ W. R. Timken, Jr.*
    __________________________________       _______________________________
    Stanley C. Gault          Director       W. R. Timken, Jr.      Director
                                             Chairman - Board of Directors
Date          March 29, 1994             Date          March 29, 1994
    __________________________________       _______________________________

By  /s/ J. Clayburn La Force, Jr.*       By  /s/ Charles H. West*
    __________________________________       _______________________________
    J. Clayburn La Force, Jr. Director       Charles H. West        Director
Date          March 29, 1994             Date          March 29, 1994
    __________________________________       _______________________________

By  /s/ Robert W. Mahoney*                By  /s/ Alton W. Whitehouse*
    __________________________________       _______________________________
    Robert W. Mahoney         Director       Alton W. Whitehouse    Director
Date          March 29, 1994             Date          March 29, 1994
    __________________________________       _______________________________

By  /s/ James W. Pilz*
    __________________________________   *By: /s/ G. E. Little
    James W. Pilz             Director       _______________________________
Date          March 29, 1994                 G. E. Little, attorney-in-fact
    __________________________________         by authority of Power of
                                               Attorney filed as Exhibit 24
                                               hereto

                             ANNUAL REPORT ON FORM 10-K

                         ITEM 14(a)(1) AND (2), (c) AND (d)

                          LIST OF FINANCIAL STATEMENTS AND
                            FINANCIAL STATEMENT SCHEDULES

                                  CERTAIN EXHIBITS

                            FINANCIAL STATEMENT SCHEDULES

                            YEAR ENDED DECEMBER 31, 1993

                                 THE TIMKEN COMPANY

                                    CANTON, OHIO

    FORM 10-K--ITEM 14(a)(1) AND (2)

    THE TIMKEN COMPANY AND SUBSIDIARIES

    LIST OF FINANCIAL STATEMENTS AND
    FINANCIAL STATEMENT SCHEDULES





    The following consolidated financial statements of The Timken Company and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 1993, are incorporated by reference in Item 8.

     Consolidated statements of income--Years ended December 31, 1993, 1992 and 1991

     Consolidated balance sheets--December 31, 1993 and 1992

     Consolidated statements of cash flows--Years ended December 31, 1993, 1992 and 1991

     Consolidated statements of shareholders' equity--Years ended
      December 31, 1993, 1992 and 1991

     Notes to consolidated financial statements--December 31, 1993

    The following consolidated financial statement schedules of The Timken Company and subsidiaries are included in Item 14(d):

     Schedule    V--Property, plant and equipment

     Schedule VI--Accumulated depreciation, depletion and amortization of property, plant and equipment

     Schedule    VIII--Valuation and qualifying accounts

     Schedule    IX--Short-term borrowings

     Schedule    X--Supplementary income statement information

    All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                            Report of Independent Auditors


          Board of Directors
          The Timken Company


          We have audited the consolidated balance sheets of The Timken Company and subsidiaries as of December 31, 1993 and 1992, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended
          December 31, 1993. Our audits also included the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Timken Company and subsidiaries at December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

          As described in Note 2 to the financial statements, in 1993 the Company changed its methods of accounting for postretirement benefits, postemployment benefits and income taxes.



                                             ERNST & YOUNG


          Canton, Ohio
          February 3, 1994

                                SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT
                                    THE TIMKEN COMPANY AND SUBSIDIARIES
                                        Year Ended December 31, 1993
______________________________________________________________________________________________________
  COL. A                COL. B        COL. C          COL. D           COL. E               COL. F
______________________________________________________________________________________________________
                      Balance at                                                            Balance
                      Beginning      Additions                     Other Changes--Add       at End
CLASSIFICATION        of Period      at Cost         Retirements   (Deduct)--Describe       of Period
______________________________________________________________________________________________________
                                          (Thousands of dollars)
Land                  $   18,268     $     8         $   (341)        $     (92)(1)<F1>     $   18,088
                                                                            245 (2)<F2>
Buildings &
 improvements            326,355       5,377           (1,740)           (1,798)(1)<F1>
                                                                          1,475 (3)<F3>        329,669
Machinery &
 equipment             1,709,913      77,042          (22,844)           (8,065)(1)<F1>
                                                                         11,599 (3)<F3>      1,767,645
Fast depreciating
 equipment                34,066       10,513           -0-                (457)(1)<F1>
                                                                        (11,875)(4)<F4>         32,247
                      ________________________________________________________________________________
     TOTAL            $2,088,602     $ 92,940        $(24,925)        $  (8,968)            $2,147,649
                      ________________________________________________________________________________

<F1>
(1)  The deduction is due to the effect of exchange rate changes on translating property, plant and equipment of foreign subsidiaries and divisions in accordance with FASB Statement No. 52 "Foreign
     Currency Translation."

<F2>
(2)  The increase relates to assets transferred from "Miscellaneous Receivables and Other Assets."

<F3>
(3)  The increase results from the adjustment of the remaining net-of-tax balances of MPB Corporation, acquired in May 1990, to their pre-tax amounts upon adoption of FASB Statement No. 109
     "Accounting for Income Taxes."

<F4>
(4)  The deduction is due to amortization credited to the asset account and charged to operations.

<F5>
(5)  The provision for depreciation is computed by the straight-line method using asset lives ranging from 30 to 40 years for buildings and 3 to 20 years for machinery and equipment.  Expenditures for fast depreciating equipment are amortized by charges to operations on the basis of monthly production or over their estimated useful lives.

                                SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT
                                    THE TIMKEN COMPANY AND SUBSIDIARIES
                                        Year Ended December 31, 1992
______________________________________________________________________________________________________
  COL. A                COL. B        COL. C          COL. D             COL. E             COL. F
______________________________________________________________________________________________________
                      Balance at                                                            Balance
                      Beginning      Additions                       Other Changes--Add     at End
CLASSIFICATION        of Period      at Cost         Retirements     (Deduct)--Describe     of Period
______________________________________________________________________________________________________
                                          (Thousands of dollars)
Land                  $   18,382     $   -0-         $    (8)           $   (106)(1)<F1>    $   18,268
Buildings &
 improvements            329,344        3,798            (43)             (5,194)(1)<F1>
                                                                          (1,550)(2)<F2>       326,355
Machinery &
 equipment             1,665,120      120,780         (10,136)           (26,345)(1)<F1>
                                                                         (39,506)(2)<F2>     1,709,913
Fast depreciating
 equipment                34,290       12,972             (33)              (828)(1)<F1>
                                                                         (12,335)(3)<F3>        34,066
                      ________________________________________________________________________________
     TOTAL            $2,047,136     $137,550        $(10,220)          $(85,864)           $2,088,602
                      ________________________________________________________________________________


<F1>
(1) The deduction is due to the effect of exchange rate changes on translating property, plant and equipment of foreign subsidiaries and divisions in accordance with FASB Statement No. 52 "Foreign
    Currency Translation."

<F2>
(2) The deduction represents the decommissioning of assets as a part of the restructuring program initiated by the Company in 1991.

<F3>
(3) The deduction is due to amortization credited to the asset account and charged to operations.

<F4>
(4) The provision for depreciation is computed by the straight-line method using asset lives ranging from 30 to 40 years for buildings and 3 to 20 years for machinery and equipment.  Expenditures for fast depreciating equipment are amortized by charges to operations on the basis of monthly production or over their estimated useful lives.

                                SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT
                                    THE TIMKEN COMPANY AND SUBSIDIARIES
                                        Year Ended December 31, 1991
______________________________________________________________________________________________________
  COL. A                COL. B        COL. C          COL. D             COL. E             COL. F
______________________________________________________________________________________________________
                      Balance at                                                            Balance
                      Beginning      Additions                       Other Changes--Add     at End
CLASSIFICATION        of Period      at Cost         Retirements     (Deduct)--Describe     of Period
______________________________________________________________________________________________________
                                          (Thousands of dollars)
Land                  $   17,995     $    375        $ -0-              $    (30)(1)<F1>
                                                                              42 (2)<F2>   $   18,382
Buildings &
 improvements            297,093       24,650           (791)               (606)(1)<F1>
                                                                           8,998 (2)<F2>      329,344
Machinery &
 equipment             1,565,726      107,921        (28,518)             (3,074)(1)<F1>
                                                                          23,065 (2)<F2>   (1,665,120)
Fast depreciating
 equipment                32,881       13,150            (69)                (82)(1)<F1>
                                                                         (11,590)(3)<F3>       34,290
                      _______________________________________________________________________________
     TOTAL            $1,913,695     $146,096       ($29,378)           $ 16,723           $2,047,136
                      _______________________________________________________________________________


<F1>
(1)  The deduction is due to the effect of exchange rate changes on translating property, plant and equipment of foreign subsidiaries and divisions in accordance with FASB Statement No. 52 "Foreign
     Currency Translation."

<F2>
(2)  The increase relates to assets transferred from "Miscellaneous Receivables and Other Assets."

<F3>
(3)  The deduction is due to amortization credited to the asset account and charged to operations.

<F4>
(4)  The provision for depreciation is computed by the straight-line method using asset lives ranging from 30 to 40 years for buildings and 3 to 20 years for machinery and equipment.  Expenditures for fast depreciating equipment are amortized by charges to operations on the basis of monthly production or over their estimated useful lives.

                      SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                     OF PROPERTY, PLANT AND EQUIPMENT

                                    THE TIMKEN COMPANY AND SUBSIDIARIES

                                        Year Ended December 31, 1993
______________________________________________________________________________________________________
  COL. A                COL. B        COL. C          COL. D               COL. E           COL. F
______________________________________________________________________________________________________
                                     Additions
                      Balance at     Charged To                                             Balance
                      Beginning      Costs and                       Other Changes--Add     at End
DESCRIPTION           of Period      Expenses        Retirements     (Deduct)--Describe     of Period
______________________________________________________________________________________________________
                                          (Thousands of dollars)
Buildings &
 improvements         $  143,854     $ 16,544          $ (1,573)        $  (862)(1)<F1>     $  157,963

Machinery &
 equipment               895,744       86,771           (17,556)         (3,680)(1)<F1>
                                                                          3,743 (2)<F2>        965,022
                      ________________________________________________________________________________
     TOTAL            $1,039,598     $103,315          $(19,129)        $  (799)            $1,122,985
                      ________________________________________________________________________________


<F1>
(1)  The deduction is due to the effect of exchange rate changes on translating property, plant and equipment of foreign subsidiaries and divisions in accordance with FASB Statement No. 52 "Foreign
     Currency Translation."

<F2>
(2)  The increase results from the adjustment of the remaining net-of-tax balances of MPB Corporation, acquired in May 1990, to their pre-tax amounts upon adoption of FASB Statement No. 109,
     "Accounting for Income Taxes."

                      SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                     OF PROPERTY, PLANT AND EQUIPMENT

                                    THE TIMKEN COMPANY AND SUBSIDIARIES

                                        Year Ended December 31, 1992
______________________________________________________________________________________________________
  COL. A                COL. B        COL. C          COL. D               COL. E           COL. F
______________________________________________________________________________________________________
                                     Additions
                      Balance at     Charged To                                             Balance
                      Beginning      Costs and                       Other Changes--Add     at End
DESCRIPTION           of Period      Expenses        Retirements     (Deduct)--Describe     of Period
______________________________________________________________________________________________________
                                          (Thousands of dollars)
Buildings &
 improvements         $137,175       $10,314           $   (25)         $ (2,488)(1)<F1>    $  143,854
                                                                          (1,122)(2)<F2>
Machinery &
 equipment             851,089        88,810            (7,685)          (13,195)(1)<F1>
                                                                         (23,275)(2)<F2>       895,744
                      ________________________________________________________________________________
     TOTAL            $988,264       $99,124           $(7,710)         $(40,080)           $1,039,598
                      ________________________________________________________________________________



<F1>
(1) The deduction is due to the effect of exchange rate changes on translating property, plant and equipment of foreign subsidiaries and divisions in accordance with FASB Statement No. 52 "Foreign
    Currency Translation."

<F2>
(2) The deduction represents the decommissioning of assets as part of the restructuring program initiated by the Company in 1991.

                      SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                     OF PROPERTY, PLANT AND EQUIPMENT

                                    THE TIMKEN COMPANY AND SUBSIDIARIES

                                        Year Ended December 31, 1991
______________________________________________________________________________________________________
  COL. A               COL. B         COL. C          COL. D             COL. E             COL. F
______________________________________________________________________________________________________
                                     Additions
                      Balance at     Charged To                                             Balance
                      Beginning      Costs and                       Other Changes--Add     at End
DESCRIPTION           of Period      Expenses        Retirements     (Deduct)--Describe     of Period
______________________________________________________________________________________________________
                                          (Thousands of dollars)
Buildings &
 improvements         $122,454       $10,015           $   664          $  (316)(1)<F1>
                                                                          5,686 (2)<F2>     $137,175
Machinery &
 equipment             765,676        84,687            21,259           (1,541)(1)<F1>
                                                                         23,526 (2)<F2>      851,089
                      ________________________________________________________________________________
      TOTAL           $888,130       $94,702           $21,923          $27,355             $988,264
                      ________________________________________________________________________________


<F1>
(1) The deduction is due to the effect of exchange rate changes on translating property, plant and equipment of foreign subsidiaries and divisions in accordance with FASB Statement No. 52 "Foreign
    Currency Translation."

<F2>
(2) The addition represents assets transferred from "Miscellaneous Receivables and Other Assets."

                                VIII--VALUATION AND QUALIFYING ACCOUNTS

                                  THE TIMKEN COMPANY AND SUBSIDIARIES
_________________________________________________________________________________________________________
       COL. A                     COL. B              COL. C                  COL. D         COL. E
_________________________________________________________________________________________________________
                                                     Additions
                                               _______________________
                                               (1)<F1>      (2)<F2>
                                 Balance at    Charged to   Charged to       Deductions
                                 Beginning     Costs and    Other Accounts   --Describe     Balance at
      DESCRIPTION                of Period     Expenses     --Describe         (3)<F3>      End of Period
_________________________________________________________________________________________________________
                                                    (Thousands of dollars)
Year ended December 31, 1993:
 Reserves and allowances
  deducted from asset accounts:
  Allowance for uncollectible
   accounts                        $4,948        $ 2,655                     $1,311         $ 6,292
  Valuation allowance on
   deferred tax assets                -                     $20,224             -            20,224
                                   ______        _______    _______          ______         _______
                                   $4,948        $ 2,655    $20,224          $1,311         $26,516
                                   ______        _______    _______          ______         _______

Year ended December 31, 1992:
 Reserves and allowances deducted
  from asset accounts--Allowance
  for uncollectible accounts       $4,920        $ 2,204                     $2,176         $ 4,948
                                   ______        _______                     ______         _______

Year ended December 31, 1991:
 Reserves and allowances deducted
  from asset accounts--Allowance
  for uncollectible accounts       $4,039        $ 1,953                     $1,072         $ 4,920
                                   ______        _______                     ______         _______


<F1>
(1)  Provision for uncollectible accounts included in expenses.

<F2>
(2)  The increase relates to the adoption of FASB Statement No. 109, "Accounting for Income Taxes."

<F3>
(3)  Actual accounts written off against the allowance--net of recoveries.

                                   SCHEDULE IX--SHORT-TERM BORROWINGS

                                  THE TIMKEN COMPANY AND SUBSIDIARIES
______________________________________________________________________________________________________
      COL. A                       COL. B       COL. C       COL. D         COL. E          COL. F
______________________________________________________________________________________________________
                                                            Maximum        Average        Weighted
                                                Weighted    Amount         Amount         Average
                                   Balance      Average     Outstanding    Outstanding    Interest
CATEGORY OF AGGREGATE              at End       Interest    During the     During the     Rate During
SHORT-TERM BORROWINGS              of Period    Rate        Period         Period         the Period
______________________________________________________________________________________________________
                                                     (Thousands of dollars)
Year ended December 31, 1993:
Short-term debt   (1)<F1>          $ 32,129       6.2%      $  75,584      $  40,415         7.7%
Commercial paper  (2)<F2>            62,907      10.2%        103,790         79,056         7.8%

Year ended December 31, 1992:
Short-term debt   (1)<F1>          $ 64,423       6.5%      $  64,423      $  38,830         8.2%
Commercial paper  (2)<F2>            71,730       8.4%        143,395        121,353         8.4%

Year ended December 31, 1991:
Short-term debt   (1)<F1>          $ 64,116       7.3%      $  64,116      $  42,391         8.5%
Commercial paper  (2)<F2>            70,865       8.1%        126,181         95,323         8.4%


<F1>
(1)  Short-term debt represents borrowings under a line-of-credit borrowing arrangement in the United
     States which will be reviewed for renewal in August 1996 and bank borrowings for operations outside the United States.

<F2>
(2)  Commercial paper matures generally one to six months from date of issue with no provisions for the extension of its maturity.

<F3>
(3)  The average amount outstanding during the period was computed by dividing the total of month-end outstanding principal balances by 12.

<F4>
(4)  The weighted average interest rate during the period was computed by dividing actual interest expense by average short-term obligations outstanding.

              SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION

                      THE TIMKEN COMPANY AND SUBSIDIARIES

___________________________________________________________________________
             COL. A                                 COL. B
___________________________________________________________________________

             Item                         Charged to Costs and Expenses
___________________________________________________________________________

                                               (Thousands of dollars)

                                               Year Ended December 31
                                            1993         1992        1991
                                          _________________________________

Maintenance and repairs (1)               $167,838     $173,731    $168,985

Taxes, other than payroll and income
 taxes--real and personal property        $ 15,306     $ 16,109    $ 16,613




(1) The amounts shown for maintenance and repairs include material, labor and overhead as well as a portion of the costs reported as depreciation, amortization and taxes. It is not practicable to separate such information.


Amounts for depreciation and amortization of intangibles, royalties, and advertising costs are not presented as such amounts are less than 1% of total sales and revenues.