Form 10-Q
period 1994-03-31
TIMKEN CO
filed 1994-05-11
CIK 98362

                                                                          1.

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                   FORM 10Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1994.


Commission File No. 1-1169
                    ______


                              THE TIMKEN COMPANY
            _____________________________________________________
            (exact name of registrant as specified in its charter)



              Ohio                                         34-0577130
_______________________________                         __________________
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)



1835 Dueber Avenue, S.W., Canton, Ohio                        44706-2798
________________________________________                      __________
(Address of principal executive offices)                      (Zip Code)



Registrant's telephone number, including area code (216) 438-3000
                                                   ______________


                                 Not Applicable
____________________________________________________________________________
Former name, former address and former fiscal year if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                             YES    X      NO
                                  ____         ____


Common shares outstanding at March 31, 1994, 30,897,163.
                                             __________

PART I.  FINANCIAL INFORMATION                                          2.

                      THE TIMKEN COMPANY AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                Mar. 31, 1994   Dec. 31, 1993
                                                ______________  _____________
                                                  (Unaudited)
ASSETS                                              (Thousands of Dollars)
Current Assets
  Cash and cash equivalents                        $    9,588     $    5,284
  Accounts receivables, less allowances,
  (1994-$6,333; 1993-$6,292)                          250,098        223,097
  Inventories -- Note 4                               300,150        299,783
  Deferred income taxes                                59,508         58,220
                                                   __________     __________
                     Total Current Assets             619,344        586,384

Property, Plant and Equipment                       2,161,545      2,147,649
  Less allowances for depreciation                  1,139,326      1,122,985
                                                   __________     __________
                                                    1,022,219      1,024,664
Cost in excess of net assets of acquired business,
  less amortization of (1994-$9,886; 1993-$9,242)      93,181         93,825
Deferred income taxes                                  54,915         52,902
Other assets                                           31,953         31,944
                                                   __________     __________
                                                   $1,821,612     $1,789,719
LIABILITIES                                        ==========     ==========

Current Liabilities
  Accounts payable and other liabilities           $  217,069     $  221,265
  Short-term debt and commercial paper                106,272         95,318
  Accrued expenses                                    125,216        115,830
                                                   __________     __________
                     Total Current Liabilities        448,557        432,413

Non-Current Liabilities
  Long-term debt -- Note 5                            181,109        181,158
  Accrued pension cost                                125,510        117,396
  Accrued postretirement benefits cost                378,753        373,440
                                                   __________     __________
                                                      685,372        671,994

Shareholders' Equity -- Note 6
  Common stock                                        302,256        300,762
  Earnings invested in the business                   402,597        402,566
  Cumulative foreign currency translation
    adjustments                                       (17,170)       (18,016)
                                                   __________     __________

                     Total Shareholders' Equity       687,683        685,312
                                                   __________     __________
                                                   $1,821,612     $1,789,719
                                                   ==========     ==========

                                                                        3.
                       THE TIMKEN COMPANY AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                    Three Months Ended
                                                         March 31
                                                    ___________________
                                                    1994           1993
                                                    ____           ____
                                                   (Thousands of dollars
                                                   except per share data)

Net sales                                           $466,482    $ 422,477
Cost of product sold                                 375,040      335,165
                                                    ________     ________
   Gross Profit                                       91,442       87,312

Selling, administrative, and general expenses         70,329       69,731
                                                    ________     ________
   Operating Income                                   21,113       17,581

Interest expense                                      (7,383)      (8,085)
Other - net                                              (93)      (3,268)
                                                    _________    _________
   Other Income (Expense)                             (7,476)     (11,353)

   Income Before Income Taxes                         13,637        6,228

Provision for Income Taxes --  Note 3                  5,891        3,046
                                                    _________    _________
   Income before cumulative effect of
     accounting changes                                7,746        3,182

   Cumulative effect of accounting changes
     on prior years (net of income tax
     benefit of $132,971)                                  0     (254,263)
                                                    _________   __________
   Net Income (Loss)                                $  7,746    $(251,081)
                                                    =========   ==========
Income (Loss) Per Share (*)
   Income before cumulative effect of
     accounting changes                             $    .25    $     .10
   Cumulative effect of accounting changes                 0        (8.32)
                                                    ________    __________
   Net Income (Loss) Per Share                      $    .25    $   (8.22)
                                                    ========    ==========
   Dividends per share                              $    .25    $     .25
                                                    ========    =========

(*) Based on average number of shares outstanding during each three months (1994 - 30,860,158; 1993 - 30,562,890).

                      THE TIMKEN COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                        Three Months Ended
                                                              March 31
                                                       _____________________
                                                          1994        1993
                                                       _________    _________
Cash Provided (Used)                                   (Thousands of Dollars)

Operating Activities
  Net income (loss)................................... $   7,746   $(251,081)
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Cumulative effect of accounting changes.........         0     254,263
      Depreciation and amortization...................    29,405      30,079
      Provisions (credit) for deferred income taxes...    (3,871)     (4,801)
      Common stock issued in lieu of cash to
        employee benefit plans........................       204       1,657
      Changes in operating assets and liabilities:
        Accounts receivable...........................   (26,408)    (25,020)
        Inventories and other assets..................      (452)      4,966
        Accounts payable and accrued expenses.........    19,991      18,208
        Foreign currency translation..................        65         (13)
                                                       _________    _________


                            Net Cash Provided by
                            Operating Activities          26,680      28,258

Investing Activities
  Purchases of property, plant and equipment - net....   (26,008)    (16,073)

Financing Activities
  Cash dividends paid to shareholders.................    (6,425)     (6,187)
  Payments on long-term debt .........................       (67)       (866)
  Short-term debt activity - net......................    10,110     (12,029)
                                                       __________   _________

                            Net Cash Provided (Used)
                            in Financing Activities        3,618     (19,082)

Effect of exchange rate changes on cash...............        14          51

Increase or (Decrease) in Cash and Cash Equivalents...     4,304      (6,846)

Cash and Cash Equivalents at Beginning of Period......     5,284       7,863
                                                         _______     _______

Cash and Cash Equivalents at End of Period............   $ 9,588     $ 1,017
                                                         =======     =======

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS                    5.
March 31, 1994

NOTE 1 -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the company's annual report on Form 10-K for the year ended December 31, 1993.


NOTE 2 -- Accounting Changes

Effective January 1, 1993, the company and its subsidiaries adopted Statements of Financial Accounting Standards (FAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," No. 109, "Accounting for Income Taxes," and No. 112, "Employers' Accounting for Postemployment Benefits."

The adoption of the above referenced accounting standards resulted in a one-time, non-cash charge to operations of $254,263,000 ($8.30 per share) for the cumulative effect of the change in accounting principles for periods prior to 1993. The charge relates primarily to the adoption of FAS No. 106.


NOTE 3 -- Income Taxes

The provision for income taxes consisted of the following:

                                    Three Months Ended
                                         March 31
                                    __________________
                                    1994          1993
                                    ____          ____
                                  (Thousands of Dollars)
U.S.:
  Federal                           2,426        2,460
  State & Local                       279          151
Foreign                             3,186          435
                                    _____        _____
                                    5,891        3,046
                                    =====        =====

Taxes provided exceed the U.S. statutory rate due to the higher tax rates in non-U.S. operating units, the tax effect of non-deductible expenses (predominantly amortization of costs in excess of net assets of acquired business), losses without current tax benefits, and state and local taxes.

                                                                          6.

NOTE 4 -- Inventories

The following details inventories as of the dates indicated:

                                                       3/31/94      12/31/93
                                                       _______      ________
                                                      (Thousands of Dollars)
  Finished products                                   $  83,037    $  84,471
  Work in process and raw materials                     181,146      175,920
  Manufacturing supplies                                 35,967       39,392
                                                      _________    _________
                                                      $ 300,150    $ 299,783
                                                      =========    =========


NOTE 5 -- Long-Term Debt

Long-term debt was as follows:

                                                       3/31/94      12/31/93
                                                       _______      ________
                                                      (Thousands of Dollars)

7-1/2%  State of Ohio Pollution Control Revenue
        Refunding Bonds, maturing on January 1,
        2002                                          $ 17,000     $ 17,000

State of Ohio Water Development Revenue Refunding
        Bond, maturing on May 1, 2007.  The
        variable interest rate is tied to the
        bank's tax exempt weekly interest rate.
        The rate at March 31, 1994 is 2.25%.             8,000        8,000

State of Ohio Air Quality and Water Development
        Revenue Refunding Bonds, maturing on
        June 1, 2001.  The variable interest rate
        is tied to the bank's tax exempt weekly
        interest rate.  The rate at March 31,
        1994 is 2.25%                                   21,700       21,700

Fixed Rate Medium-Term Notes, Series A, due at
        various dates through September, 2002, with
        interest rates ranging from 7.20% to 9.25%     133,000      133,000

Other                                                    1,678        1,740
                                                      ________     ________
                                                       181,378      181,440

Less Current Maturities                                    269          282
                                                      ________     ________
                                                      $181,109     $181,158
                                                      ========     ========

                                                                          7.

NOTE 6 -- Shareholders' Equity

The following details capital stock as of the dates indicated.

                                                 Mar. 31, 1994  Dec. 31, 1993
                                                ______________  _____________
                                                  (Unaudited)
                                                    (Thousands of Dollars)

  Class I and Class II serial preferred stock
    without par value:
    Authorized -- 10,000,000 shares each class
    Issued - none                                   $       0      $       0
  Common stock without par value
    Authorized -- 100,000,000 shares
    Issued (including shares in treasury)
    1994 - 30,904,725 shares;
    1993 - 30,842,952 shares;
    Stated capital                                     53,064         53,064
    Other paid-in capital                             249,469        247,699
  Less cost of Common Stock in treasury
    (1994 - 7,562 shares; 1993 - 40 shares)               277              1
                                                    _________      _________
                                                    $ 302,256      $ 300,762
                                                    =========      =========


An analysis of the change in capital and earnings invested in the business is as follows:

                                          Common Stock
                                 ____________________________                   Foreign
                                           Other                  Earnings     Currency
                                 Stated    Paid in   Treasury   Invested in   Translation
                                 Capital   Capital    Stock     the Business  Adjustment     Total
                                 _______   _______   ________   ____________  ___________    _____
                                                          (Thousands of Dollars)

Balance December 31, 1993        $53,064   $247,699  $    (1)    $ 402,566     $(18,016)   $ 685,312
Net income                                                           7,746                     7,746
Dividends Paid - $.25 per share                                     (7,715)                   (7,715)
Purchased 7,522 shares of
  treasury stock and issued
  61,773 shares of common stock
  in connection with various
  employee benefit plans and
  dividend reinvestment plan                  1,770     (276)                                  1,494

Foreign currency translation
  adjustment                                                                        846          846
                                 _______   ________  ________    _________     _________   _________

Balance Mar. 31, 1994            $53,064   $249,469  $  (277)    $ 402,597     $(17,170)   $ 687,683
                                 =======   ========  ========    =========     =========   =========


                                                                          8.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

As a result of stronger demand in many market segments along with the recovering European economy, the company achieved record quarterly sales and improved earnings for the first quarter of 1994. In addition to sales growth in the U.S., the company experienced volume gains in Australia, South America, and South Africa, as well as modest increases in Europe. On-going efforts on the part of Timken Company associates around the world to improve the company's cost structure, as well as its efficiency and effectiveness, have also contributed positively toward the first quarter's improved earnings.

Net sales for the first quarter increased to $466.5 million, up more than 10% from $422.5 million a year earlier. Gross profit for the quarter was $91.4 million (19.6% of net sales) compared to $87.3 million (20.7% of net sales) a year earlier. The gains resulting from greater sales volume were exceeded by escalating costs for steel scrap and one-time costs related to extraordinary winter weather.

Selling, administrative, and general expenses were $70.3 million (15.1 percent of net sales) in the first quarter of 1994 compared to $69.7 million (16.5 percent of net sales) in 1993. The company continues to make progress in its administrative streamlining effort and expects to meet its goal of removing $60 million from the 1991 administrative cost structure by mid-1995. Selling, administrative, and general expenses may not reflect all of this reduction due to inflation and the possible initiation of programs designed to expand the company's business. With higher activity levels in the first quarter of 1994, the company was able to contain its selling, administrative, and general expenses to levels comparable to 1993's first quarter through systematic efforts to reduce costs and structural changes made to the company's administrative activities. The company launched a similar effort with manufacturing associates in December 1993 with the goal of reducing operating costs significantly, improving productivity, and strengthening already high levels of product quality and customer service.

The company adopted three new accounting standards in the first quarter of 1993: FAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions"; No. 109, "Accounting for Income Taxes"; and No. 112, "Employer's Accounting for Postemployment Benefits." The cumulative effect of these non-cash charges reduced 1993 net income by $254.3 million, most of which was related to FAS No. 106.

Bearing Business sales increased by 10.2% to $317.6 million in the first quarter of 1994 compared to $288.3 million in the year-earlier period. This increase resulted from modest price increases in some markets and stronger global demand. Led by continued growth in automotive markets, the Bearing Business experienced sales volume gains in many of its markets; however, sales in the aerospace, defense, and energy segments remain weak. Bearing Business gross profit increased in the first quarter of 1994 resulting primarily from the increase in sales volume.

Steel Business sales of $148.9 million in 1994's first quarter were 11% higher than the $134.2 million realized in the first quarter of 1993. The Steel Business continues to set production records; however, gross profit

                                                                          9.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Results of Operations (Cont.)

declined as the effects of the higher volume and a favorable sales mix were more than offset by higher costs related to unusually harsh weather conditions and escalating costs for steel scrap. Scrap costs in the first quarter of 1994 were roughly $34 per ton higher than in the first quarter of 1993. The Steel Business has been able to recoup a portion of this increased cost through scrap surcharges.

Interest expense was slightly lower in the first quarter of 1994 compared to the similar period in 1993 due primarily to a lower level of borrowing.
Other income and expense for the three months ended March 31, 1994, reflected less expense than 1993 due primarily to a more favorable currency translation adjustment related to the company's subsidiary in Brazil.

The company has experienced significant growth for the first time since 1990 and is confident of growing demand for its products. In spite of some weak industries in the U.S. and weak economies in the world market, the company is encouraged by the direction of its first quarter's results and foresees continued market growth in Europe and the U.S. during 1994.

Financial Condition

Total assets increased by $31.9 million from December 31, 1993, primarily as a result of increased accounts receivable related directly to the increase in sales. The number of days sales in receivables as of the end of the first quarter 1994 reflect a slight decrease compared to year-end 1993. The increase in accrued expenses that occurred in the first quarter of 1994 resulted primarily from an increase in income taxes payable due to the higher first quarter income.

Debt to total capital of 29.5% at March 31, 1994, remained basically unchanged from 28.7% at year-end 1993.

The company spent $27.2 million on purchases of property, plant, and equipment in the first quarter of 1994 compared to $16.5 million during the same time period a year earlier. The higher level of spending in the first three months of 1994 relates primarily to the company's 21st century bearing project in Asheboro, North Carolina on which work was resumed during the second quarter of 1993.

The $41 million provision for restructuring that was recorded in the fourth quarter of 1991 has essentially been consumed. A nominal amount remains which is expected to be consumed by the end of the second quarter of 1994.

The program that the company initiated in December 1993 to accelerate significantly continuous improvement in its manufacturing plants worldwide, is progressing according to plan. Approximately $28 million of the $48 million impairment and restructuring charge recorded in 1993 was related to this program and will require future cash expenditures. To-date, the company spent approximately $4.3 million or 15% of the $28 million. The company believes that the reserves established for impairment and restructuring activities are adequate to cover anticipated expenditures. In addition, the

                                                                         10.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Financial Condition (Cont.)

company is incurring on-going costs relating to the implementation of this program including training, systems development, and capital expenditures.

The company is reviewing possible changes to its unsecured, $300 million revolving credit agreement. The potential modifications would include an extension of the agreement term from August 1996 to August 1997. The credit amount, borrowing rates, and fees contained in the current agreement would remain the same. The company intends to finalize the revised credit agreement during the second quarter 1994.

Other Information

Consistent with past practice, the carrying value of costs in excess of net assets of acquired business ("goodwill") is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill may not be recoverable, as determined based on the undiscounted cash flows of the business acquired over the remaining amortization period, the company's carrying value of the goodwill will be reduced by the estimated shortfall of the cash flows. No reduction of goodwill for impairment has been necessary in 1994 or in previous years.

On April 19, 1994, the Board of Directors declared a quarterly cash dividend of $.25 per share, which is payable June 10, 1994, to shareholders of record at the close of business on May 20, 1994.

                                                                         11.

Part II.  OTHER INFORMATION


 Item 1.  Legal Proceedings

          There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the company or any of its subsidiaries is a party or of which any of their property is subject.


 Item 2.  Changes in Securities

          Not applicable.


 Item 3.  Defaults Upon Senior Securities

          Not applicable.


 Item 4.  Submission of Matters to a Vote of Security Holders

          The Board of Directors recommended the four individuals set forth below be elected Directors in Class III at the 1994 Annual Meeting of Shareholders of The Timken Company held on April 19, 1994, to serve for a term of three years expiring at the Annual Meeting in 1997 (or until their respective successors are elected and qualified). All of the nominees which had been previously elected as a Director by the shareholders, were re-elected at the 1994 meeting.
                                       Affirmative       Withheld
                                       ___________       ________
          Stanley C. Gault              28,729,737        198,327
          John M. Timken, Jr.           28,712,561        215,503
          W. R. Timken, Jr.             28,733,619        194,445
          Alton W. Whitehouse           28,716,219        211,845


 Item 5.  Other Information

          Not applicable.


 Item 6.  Exhibits and Reports on Form 8-K

          (a).  Exhibits

                11  Computation of Per Share Earnings

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             The Timken Company
                                       ______________________________



Date         May 11, 1994       BY     /S/ J. F. TOOT, JR.
      ________________________         ______________________________
                                       J. F. Toot, Jr., Director;
                                       President and Chief Executive
                                       Officer



Date         May 11, 1994       BY     /S/ G. E. LITTLE
      ________________________         ______________________________
                                       G. E. Little
                                       Vice President - Finance