Form 10-Q
period 1994-06-30
TIMKEN CO
filed 1994-08-11
CIK 98362

1.

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                   FORM 10Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1994.


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


Common shares outstanding at June 30, 1994, 30,963,948.
                                            __________

PART I.  FINANCIAL INFORMATION                                           2.

                      THE TIMKEN COMPANY AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                June 30, 1994   Dec. 31, 1993
                                                ______________  _____________
                                                  (Unaudited)
ASSETS                                              (Thousands of Dollars)
Current Assets
  Cash and cash equivalents                        $    3,998     $    5,284
  Accounts receivables, less allowances,
  (1994-$6,693; 1993-$6,292)                          267,314        223,097
  Inventories -- Note 4                               311,970        299,783
  Deferred income taxes                                58,962         58,220
                                                   __________     __________
                     Total Current Assets             642,244        586,384

Property, Plant and Equipment                       2,191,306      2,147,649
  Less allowances for depreciation                  1,167,138      1,122,985
                                                   __________     __________
                                                    1,024,168      1,024,664
Cost in excess of net assets of acquired business,
  less amortization of (1994-$10,530; 1993-$9,242)     92,537         93,825
Deferred income taxes                                  57,121         52,902
Other assets                                           31,837         31,944
                                                   __________     __________
                                                   $1,847,907     $1,789,719
LIABILITIES                                        ==========     ==========

Current Liabilities
  Accounts payable and other liabilities           $  227,180     $  221,265
  Short-term debt and commercial paper                 98,408         95,318
  Accrued expenses                                    126,782        115,830
                                                   __________     __________
                     Total Current Liabilities        452,370        432,413

Non-Current Liabilities
  Long-term debt -- Note 5                            181,059        181,158
  Accrued pension cost                                126,430        117,396
  Accrued postretirement benefits cost                382,108        373,440
                                                   __________     __________
                                                      689,597        671,994

Shareholders' Equity -- Note 6
  Common stock                                        303,929        300,762
  Earnings invested in the business                   415,501        402,566
  Cumulative foreign currency translation
    adjustments                                       (13,490)       (18,016)
                                                   __________     __________

                     Total Shareholders' Equity       705,940        685,312
                                                   __________     __________
                                                   $1,847,907     $1,789,719
                                                   ==========     ==========

                                                                        3.
                       THE TIMKEN COMPANY AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                   Six Months Ended      Three Months Ended
                                       June 30                 June 30
                                   ________________       _________________
                                   1994        1993       1994         1993
                                   ____        ____       ____         ____
                                            (Thousands of dollars
                                            except per share data)

Net sales                         $960,528    $863,718   $494,046   $441,241
Cost of product sold               756,199     677,056    381,159    341,891
                                  ________    ________   ________   ________
   Gross Profit                    204,329     186,662    112,887     99,350

Selling, administrative and
   general expenses                141,161     140,417     70,832     70,686
                                  ________    ________   ________   ________
   Operating Income                 63,168      46,245     42,055     28,664

Interest expense                   (14,163)    (15,709)    (6,780)    (7,624)
Other - net                            (74)     (6,040)        19     (2,772)
                                  _________   _________  _________  _________
   Other Income (Expense)          (14,237)    (21,749)    (6,761)   (10,396)

   Income Before Income Taxes       48,931      24,496     35,294     18,268

Provision for Income taxes --
   Note 3                           20,551      11,758     14,660      8,712
                                  ________    ________   ________   ________
   Income before cumulative
     effect of accounting changes   28,380      12,738     20,634      9,556

   Cumulative effect of
     accounting changes on prior
     years (net of income tax
     benefit of $132,971)                0    (254,263)         0          0
                                 _________   __________  ________   ________
   Net Income (Loss)             $  28,380   $(241,525)  $ 20,634   $  9,556
                                 ==========   ========   ========   ========
Income (Loss) Per Share (*)

   Income before cumulative
     effect of accounting
     changes                      $  .92      $  .42     $  .67     $  .31
   Cumulative effect of
     accounting changes                0       (8.31)         0          0
                                  _______     ______     ______     ______
   Net Income (Loss) Per Share    $  .92      $(7.89)    $  .67     $  .31
                                  =======     ======     ======     ======
   Dividends per share            $  .50      $  .50     $  .25     $  .25
                                  ======      ======     ======     ======

(*) Based on average number of shares outstanding during each six months (1994 - 30,890,262; 1993 - 30,607,058) and each three months (1994 -
     30,922,092; 1993 - 30,655,879).

                      THE TIMKEN COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                         Six Months Ended
                                                              June 30
                                                       _____________________
                                                          1994        1993
                                                       _________    ________
Cash Provided (Used)                                   (Thousands of Dollars)

Operating Activities
  Net income (loss)................................... $  28,380   $(241,525)
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Cumulative effect of accounting changes.........         0     254,263
      Depreciation and amortization...................    59,183      60,195
      Provisions (credit) for deferred income taxes...    (6,896)     (5,869)
      Common stock issued in lieu of cash to
        employee benefit plans........................       581       2,829
      Changes in operating assets and liabilities:
        Accounts receivable...........................   (41,739)    (36,615)
        Inventories and other assets..................   (10,322)      2,170
        Accounts payable and accrued expenses.........    33,766      23,391
        Foreign currency translation..................      (140)        171
                                                       _________    ________

                            Net Cash Provided by
                            Operating Activities          62,813      59,010

Investing Activities
  Purchases of property, plant and equipment - net....   (52,038)    (40,607)

Financing Activities
  Cash dividends paid to shareholders.................   (12,859)    (12,387)
  Payments on long-term debt .........................      (136)     (1,725)
  Short-term debt activity - net......................       883      (8,053)
                                                       _________    ________

                            Net Cash Provided (Used)
                            in Financing Activities      (12,112)    (22,165)

Effect of exchange rate changes on cash...............        51        (114)

Increase or (Decrease) in Cash and Cash Equivalents...    (1,286)     (3,876)

Cash and Cash Equivalents at Beginning of Period......     5,284       7,863
                                                       _________    ________

Cash and Cash Equivalents at End of Period............ $   3,998    $  3,987
                                                       =========    ========

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS                    5.
June 30, 1994

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

The adoption of the above referenced accounting standards resulted in a one-time, non-cash charge to operations of $254,263,000 ($8.31 per share) for the cumulative effect of the change in accounting principles for periods prior to 1993. The charge relates primarily to the adoption of FAS No. 106.


NOTE 3 -- Income Taxes

The provision for income taxes consisted of the following:

                           Six Months Ended          Three Months Ended
                                June 30                   June 30
                           ________________          __________________
                           1994        1993          1994          1993
                           ____        ____          ____          ____
                                     (Thousands of Dollars)
U.S.:
  Federal                 14,052       9,148        11,626        6,688
  State & Local            2,225         779         1,946          628
Foreign                    4,274       1,831         1,088        1,396
                          ______      ______        ______        _____
                          20,551      11,758        14,660        8,712
                          ======      ======        ======        =====

Taxes provided exceed the U.S. statutory rate due to higher tax rates in certain non-U.S. operating units, the tax effect of non-deductible expenses, certain non-U.S. losses without current tax benefits, and state and local taxes.

NOTE 4 -- Inventories

The following details inventories as of the dates indicated:

                                                       6/30/94      12/31/93
                                                       _______      ________
                                                      (Thousands of Dollars)
  Finished products                                   $  79,221    $  84,471
  Work in process and raw materials                     193,286      175,920
  Manufacturing supplies                                 39,463       39,392
                                                      _________    _________
                                                      $ 311,970    $ 299,783
                                                      =========    =========


NOTE 5 -- Long-Term Debt

Long-term debt was as follows:

                                                       6/30/94      12/31/93
                                                       _______      ________
                                                      (Thousands of Dollars)

7-1/2%  State of Ohio Pollution Control Revenue
        Refunding Bonds, maturing on January 1,
        2002                                          $ 17,000     $ 17,000

State of Ohio Water Development Revenue Refunding
        Bond, maturing on May 1, 2007.  The
        variable interest rate is tied to the
        bank's tax exempt weekly interest rate.
        The rate at June 30, 1994 is 2.20%.              8,000        8,000

State of Ohio Air Quality and Water Development
        Revenue Refunding Bonds, maturing on
        June 1, 2001.  The variable interest rate
        is tied to the bank's tax exempt weekly
        interest rate.  The rate at June 30,
        1994 is 2.20%                                   21,700       21,700

Fixed Rate Medium-Term Notes, Series A, due at
        various dates through September 2002, with
        interest rates ranging from 7.20% to 9.25%     133,000      133,000

Other                                                    1,616        1,740
                                                      ________     ________
                                                       181,316      181,440

Less Current Maturities                                    257          282
                                                      ________     ________
                                                      $181,059     $181,158
                                                      ========     ========

NOTE 6 -- Shareholder's Equity

The following details capital stock as of the dates indicated.

                                                 June 30, 1994  Dec. 31, 1993
                                                ______________  _____________
                                                  (Unaudited)
                                                    (Thousands of Dollars)

  Class I and Class II serial preferred stock
    without par value:
    Authorized -- 10,000,000 shares each class
    Issued - none                                   $       0      $       0
  Common stock without par value
    Authorized -- 100,000,000 shares
    Issued (including shares in treasury)
    1994 - 30,964,047 shares;

    1993 - 30,842,952 shares;
    Stated capital                                     53,064         53,064
    Other paid-in capital                             250,868        247,699
  Less cost of Common Stock in treasury
    (1994 - 98 shares; 1993 - 40 shares)                    3              1
                                                    _________      _________
                                                    $ 303,929      $ 300,762
                                                    =========      =========




An analysis of the change in capital and earnings invested in the business is as follows:


                                        Common Stock
                                 ____________________________                   Foreign
                                           Other                  Earnings      Currency
                                 Stated    Paid in   Treasury   Invested in    Translation
                                 Capital   Capital    Stock     the Business   Adjustment    Total
                                 _______   _______   ________   ____________   ___________  ________
                                                       (Thousands of Dollars)

Balance December 31, 1993        $53,064   $247,699     $ (1)     $402,566      $(18,016)  $ 685,312
Net income                                                          28,380                    28,380
Dividends Paid - $.50 per share                                    (15,445)                  (15,445)
Purchased 58 shares of
  treasury stock and issued
  121,095 shares of common stock
  in connection with various
  employee benefit plans and
  dividend reinvestment plan                  3,169       (2)                                  3,167

Foreign currency translation
  adjustment                                                                       4,526       4,526
                                 _______   ________   ________    ________      ________   _________

Balance June 30, 1994            $53,064   $250,868     $ (3)     $415,501      $(13,490)  $ 705,940
                                 =======   ========    ======     ========      ========   =========






Management's Discussion and Analysis of Financial Condition and Results of
Operations

Results of Operations

Strong market positions, strengthening economic conditions, and continuous improvement in all operations resulted in sizable year-to-year sales and earnings gains for both the quarter and half ended June 30, 1994. The company achieved volume gains in all of its markets and modest price increases in most. Economic recovery in Europe has been slower than expected--marked by downward pressure on prices--but now is beginning to gain positive momentum. Continuous improvement by our associates in operations around the world has contributed positively toward the second quarter's improved earnings.

Net sales for the second quarter were $494 million, up 12% from $441.2 million a year earlier. Gross profit for the quarter was $112.9 million
(22.8% of net sales) compared to $99.4 million (22.5% of net sales) a year earlier. Although gross profit increased in the second quarter of 1994, gross profit as a percent of net sales remained basically unchanged from the year-earlier period. The gains resulting from greater sales volume and improved productivity were offset by higher costs for steel scrap and increased employment costs.

Selling, administrative, and general expenses were $70.8 million (14.3 percent of net sales) in the second quarter of 1994 compared to $70.7 million
(16 percent of net sales) in 1993. With higher activity levels in the second quarter and first six months of 1994, selling, administrative, and general expenses were held to levels comparable to 1993's first half, reflecting successful efforts by the company's associates to contain costs. The company expects to meet its goal of a reduced administrative cost structure by mid-1995.

The company is encouraged by the initial results of the program launched with manufacturing associates in December 1993 with the goal of reducing operating costs significantly, improving productivity, and strengthening already high levels of product quality and customer service. Progress is continuing in these cost reduction efforts at the company's manufacturing operations throughout the world and the company expects to realize benefits from the program in 1995 with over half of the savings in place by the end of 1996.

Bearing Business net sales increased by 11.7% to $337.1 million in the second quarter of 1994 compared to $301.9 million in the year-earlier period.
Strong demand in the United States, particularly in the automotive and railroad markets, led to increased volume. The business also experienced modest price gains. Bearing Business gross profit as a percent of net sales declined in the second quarter of 1994 versus the same quarter in 1993. The increase in sales which had a positive impact on the second quarter 1994 gross profit was largely offset by higher employment costs and expenses associated with the business' 21st century bearing project.

In the Steel Business, net sales in the second quarter increased 12.7% to $337.1 million compared to $301.9 million in the year-earlier period. The
Steel Business experienced strong demand for its products during the second quarter and continues to set production records. Steel Business gross profit

Management's Discussion and Analysis of Financial Condition and Results of
Operations (Cont.)

Results of Operations (Cont.)

increased in the second quarter as the effects of the higher volume, productivity gains, and a favorable sales mix more than offset higher employment costs and higher raw material costs related to the purchase of steel scrap. Purchased scrap prices, which earlier in the year had risen to record levels, moderated but remained higher than year-ago levels. As a result of recent activity in the scrap market, the company believes that scrap prices will escalate through year-end. The Steel Business has been able to recoup a portion of this increased cost through scrap surcharges and modest price gains.

Interest expense was lower in the second quarter of 1994 compared to the similar period in 1993 due primarily to lower debt levels. Other income and expense for the three and six months ended June 30, 1994, reflected less expense than 1993 due primarily to a more favorable currency translation adjustment related to the company's subsidiary in Brazil.

During the second quarter of 1994, the company achieved a new high in quarterly sales as well as solid earnings improvement. The company believes that the progress made in this most recent quarter is encouraging and provides additional evidence that the company is moving toward necessary financial performance levels. Furthermore, the company is encouraged by its strong order picture and good capacity utilization.

Financial Condition

Total assets increased by $58.2 million from December 31, 1993, primarily as a result of increased accounts receivable related directly to the increase in sales. The number of days sales in receivables at the end of the second quarter 1994 was basically unchanged compared to year-end 1993. The $12.2 million increase in inventories related to the higher level of production activity in the second quarter or 1994. The number of days supply in inventory at June 30, 1994, decreased slightly compared to year-end 1993.
The increase in accrued expenses during the first six months of 1994 resulted primarily from an increase in income taxes payable due to the higher income levels.

Debt to total capital of 28.4% at June 30, 1994, remained basically unchanged from 28.7% at year-end 1993.

The company spent $27.1 million on purchases of property, plant, and equipment in the second quarter of 1994 compared to $24.7 million during the same period in 1993. Spending for the first six months of 1994 was $54.3 million or approximately 32% higher than the $41.2 million spent during the same time period a year earlier. The higher level of spending in the first six months of 1994 relates primarily to the company's 21st century bearing project in Asheboro, North Carolina on which work was resumed during the second quarter of 1993.

The $41 million provision for restructuring that was recorded in the fourth quarter of 1991 has essentially been consumed. Additional expenditures were

Management's Discussion and Analysis of Financial Condition and Results of
Operations (Cont.)

Financial Condition (Cont.)

charged against the reserve in the second quarter of 1994; however, a nominal dollar amount still remains. It is expected that the remaining reserve balance will be consumed by year-end 1994.

The program that the company initiated in December 1993, to accelerate significantly continuous improvement in its manufacturing plants worldwide, is progressing according to plan. Approximately $28 million of the $48 million impairment and restructuring charge recorded in 1993 was related to this program and will require future cash expenditures. To-date, the company spent approximately $6.1 million or 22% of the $28 million. The company believes that the reserves established for impairment and restructuring activities are adequate to cover anticipated expenditures. In addition, the company is incurring on-going costs relating to the implementation of this program including training, systems development, and capital expenditures.

During the second quarter, the company finalized the revisions to its unsecured, $300 million revolving credit agreement. The modifications included an extension of the agreement term from August 1996 to August 1997 and a modification to the net worth covenant. The credit amount, borrowing rates, and fees contained in the current agreement remained the same.

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

In June 1994, the company's Steel Business announced a new steel product line called Dynametal Performance Steels. The company's metallurgical researchers developed this new family of performance steels to help automotive and component manufacturers balance machinability and productivity in their manufacturing operations with component performance. These new steels provide excellent machining characteristics and were designed as a suitable, environmentally friendly replacement for medium carbon leaded steels and cast iron components. No capital investment will be required. The company believes that the Steel Business' aggressive move into this market represents part of the company's continuing strategy to improve the company's financial performance by focusing its energies and production on higher-value engineered steel bars and tubes.

On August 5, 1994, the Board of Directors declared a quarterly cash dividend of $.25 per share, which is payable September 9, 1994, to shareholders of record at the close of business on August 19, 1994.

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

          Not applicable.

 Item 5.  Other Information

          Not applicable.


 Item 6.  Exhibits and Reports on Form 8-K

          (a).  Exhibits

                 4 Second Amendment Agreement dated May 31, 1994, to the amended restated credit agreement as amended
                    February 23, 1993, between Timken and certain banks.

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



                                             The Timken Company
                                       ______________________________



Date     August 11, 1994        BY     /s/ J. F. Toot, Jr.
      ________________________         ______________________________
                                       J. F. Toot, Jr., Director;
                                       President and Chief Executive
                                       Officer



Date     August 11, 1994        BY     /s/ G. E. Little
      ________________________         ______________________________
                                       G. E. Little
                                       Vice President - Finance




