Form 10-Q
period 1994-09-30
TIMKEN CO
filed 1994-11-14
CIK 98362

1.

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                   FORM 10Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1994.


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


Common shares outstanding at September 30, 1994, 31,031,332.
                                                 __________

PART I.  FINANCIAL INFORMATION                                          2.

                      THE TIMKEN COMPANY AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                Sep. 30, 1994   Dec. 31, 1993
                                                ______________  _____________
                                                  (Unaudited)
ASSETS                                              (Thousands of Dollars)
Current Assets
  Cash and cash equivalents                        $   10,662     $    5,284
  Accounts receivables, less allowances,
  (1994-$6,881; 1993-$6,292)                          262,614        223,097
  Inventories -- Note 4                               326,229        299,783
  Deferred income taxes                                54,007         58,220
                                                   __________     __________
                     Total Current Assets             653,512        586,384

Property, Plant and Equipment                       2,218,507      2,147,649
  Less allowances for depreciation                  1,192,062      1,122,985
                                                   __________     __________
                                                    1,026,445      1,024,664
Cost in excess of net assets of acquired business,
  less amortization of (1994-$11,174; 1993-$9,242)     91,893         93,825
Deferred income taxes                                  52,745         52,902
Other assets                                           32,431         31,944
                                                   __________     __________
                                                   $1,857,026     $1,789,719
LIABILITIES                                        ==========     ==========

Current Liabilities
  Accounts payable and other liabilities           $  205,382     $  221,265
  Short-term debt and commercial paper                121,412         95,318
  Accrued expenses                                    139,193        115,830
                                                   __________     __________
                     Total Current Liabilities        465,987        432,413

Non-Current Liabilities
  Long-term debt -- Note 5                            181,006        181,158
  Accrued pension cost                                107,553        117,396
  Accrued postretirement benefits cost                384,323        373,440
                                                   __________     __________
                                                      672,882        671,994

Shareholders' Equity -- Note 6
  Common stock                                        306,158        300,762
  Earnings invested in the business                   422,048        402,566
  Cumulative foreign currency translation
    adjustments                                       (10,049)       (18,016)
                                                   __________     __________

                     Total Shareholders' Equity       718,157        685,312
                                                   __________     __________
                                                   $1,857,026     $1,789,719
                                                   ==========     ==========

                                                                        3.
                       THE TIMKEN COMPANY AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                   Nine Months Ended     Three Months Ended
                                     September 30           September 30
                                   ________________       _________________
                                   1994        1993       1994         1993
                                   ____        ____       ____         ____
                                            (Thousands of dollars
                                            except per share data)

Net sales                       $1,426,872  $1,269,256   $466,344   $405,538
Cost of product sold             1,121,927   1,007,037    365,728    329,981
                                 _________   _________   ________   ________
   Gross Profit                    304,945     262,219    100,616     75,557

Selling, administrative and
   general expenses                211,905     208,001     70,744     67,584
                                  ________    ________   ________   ________
   Operating Income                 93,040      54,218     29,872      7,973

Interest expense                   (19,293)    (23,210)    (5,130)    (7,501)
Other - net                         (2,628)     (9,142)    (2,554)    (3,102)
                                  _________   _________  _________  _________
   Other Income (Expense)          (21,921)    (32,352)    (7,684)   (10,603)

   Income Before Income Taxes       71,119      21,866     22,188     (2,630)

Provision for Income taxes --
   Note 3                           28,447       9,574      7,896     (2,184)
                                  ________    ________   ________   ________
   Income before cumulative
     effect of accounting changes   42,672      12,292     14,292       (446)

   Cumulative effect of
     accounting changes on prior
     years (net of income tax
     benefit of $132,971)                0    (254,263)         0          0
                                 _________   __________  ________   ________
   Net Income (Loss)             $  42,672   $(241,971)  $ 14,292   $   (446)
                                 =========   ==========  ========   =========
Income (Loss) Per Share (*)

   Income before cumulative
     effect of accounting
     changes                      $ 1.38      $  .40     $  .46     $ (.01)
   Cumulative effect of
     accounting changes                0       (8.30)         0          0
                                  _______     ______     ______     ______
   Net Income (Loss) Per Share    $ 1.38      $(7.90)    $  .46     $ (.01)
                                  =======     ======     ======     ======
   Dividends per share            $  .75      $  .75     $  .25     $  .25
                                  ======      ======     ======     ======

(*) Based on average number of shares outstanding during each nine months (1994 - 30,921,919; 1993 - 30,644,567) and each three months (1994 -
     30,987,827; 1993 - 30,625,787).

                      THE TIMKEN COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                         Nine Months Ended
                                                           September 30
                                                       _____________________
                                                          1994        1993
                                                       _________    ________
Cash Provided (Used)                                   (Thousands of Dollars)

Operating Activities
  Net income (loss)................................... $  42,672   $(241,971)
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Cumulative effect of accounting changes.........         0     254,263
      Depreciation and amortization...................    88,985      89,523
      Provisions (credit) for deferred income taxes...     1,485     (12,427)
      Common stock issued in lieu of cash to
        employee benefit plans........................     1,492       3,373
      Changes in operating assets and liabilities:
        Accounts receivable...........................   (35,756)    (23,769)
        Inventories and other assets..................   (23,327)      2,403
        Accounts payable and accrued expenses.........     5,493       7,383
        Foreign currency translation..................       (99)        227
                                                       _________    ________

                            Net Cash Provided by
                            Operating Activities          80,945      79,005

Investing Activities
  Purchases of property, plant and equipment - net....   (79,351)    (58,302)

Financing Activities
  Cash dividends paid to shareholders.................   (19,284)    (18,775)
  Payments on long-term debt .........................      (259)     (2,699)
  Short-term debt activity - net......................    23,053       2,358
                                                       _________    ________

                            Net Cash Provided (Used)
                            in Financing Activities        3,510     (19,116)

Effect of exchange rate changes on cash...............       274        (339)

Increase in Cash and Cash Equivalents.................     5,378       1,248

Cash and Cash Equivalents at Beginning of Period......     5,284       7,863
                                                       _________    ________

Cash and Cash Equivalents at End of Period............ $  10,662    $  9,111
                                                       =========    ========

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS                    5.
September 30, 1994

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


NOTE 3 -- Income Taxes

The provision for income taxes consisted of the following:

                          Nine Months Ended          Three Months Ended
                             September 30               September 30
                          _________________          __________________
                           1994        1993          1994          1993
                           ____        ____          ____          ____
                                     (Thousands of Dollars)
U.S.:
  Federal                 20,283       6,303         6,231       (2,845)
  State & Local            1,843         547          (382)        (232)
Foreign                    6,321       2,724         2,047          893
                          ______       _____         _____       ______
                          28,447       9,574         7,896       (2,184)
                          ======       =====         =====       =======

Taxes provided exceed the U.S. statutory rate due to higher tax rates in certain non-U.S. operating units, the tax effect of non-deductible expenses, certain non-U.S. losses without current tax benefits, and state and local taxes.

NOTE 4 -- Inventories

The following details inventories as of the dates indicated:

                                                       9/30/94      12/31/93
                                                       _______      ________
                                                      (Thousands of Dollars)
  Finished products                                   $  84,721    $  84,471
  Work in process and raw materials                     202,739      175,920
  Manufacturing supplies                                 38,769       39,392
                                                      _________    _________
                                                      $ 326,229    $ 299,783
                                                      =========    =========


NOTE 5 -- Long-Term Debt

Long-term debt was as follows:

                                                       9/30/94      12/31/93
                                                       _______      ________
                                                      (Thousands of Dollars)

7-1/2%  State of Ohio Pollution Control Revenue
        Refunding Bonds, maturing on January 1,
        2002                                           $ 17,000     $ 17,000

State of Ohio Water Development Revenue Refunding
        Bond, maturing on May 1, 2007.  The
        variable weekly interest rate is tied to
        the bank's tax exempt weekly interest rate.
        The rate at September 30, 1994 is 3.75%.          8,000        8,000

State of Ohio Air Quality and Water Development
        Revenue Refunding Bonds, maturing on
        June 1, 2001.  The variable weekly
        interest rate is tied to the bank's tax
        exempt weekly interest rate.  The rate at
        September 30, 1994 is 3.75%                      21,700       21,700

Fixed Rate Medium-Term Notes, Series A, due at
        various dates through September 2002, with
        interest rates ranging from 7.20% to 9.25%      133,000      133,000

Other                                                     1,495        1,740
                                                       ________     ________
                                                        181,195      181,440

Less Current Maturities                                     189          282
                                                       ________     ________
                                                       $181,006     $181,158
                                                       ========     ========

                                                                        7.
NOTE 6 -- Shareholder's Equity

The following details capital stock as of the dates indicated.

                                                Sept. 30, 1994  Dec. 31, 1993
                                                ______________  _____________
                                                  (Unaudited)
                                                    (Thousands of Dollars)

  Class I and Class II serial preferred stock
    without par value:
    Authorized -- 10,000,000 shares each class
    Issued - none                                   $       0      $       0
  Common stock without par value
    Authorized -- 100,000,000 shares
    Issued (including shares in treasury)
    1994 - 31,031,886 shares;
    1993 - 30,842,952 shares;
    Stated capital                                     53,064         53,064
    Other paid-in capital                             253,115        247,699
  Less cost of Common Stock in treasury
    (1994 - 553 shares; 1993 - 40 shares)                  21              1
                                                    _________      _________
                                                    $ 306,158      $ 300,762
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
                                 Capital   Capital    Stock     the Business   Adjustment    Total
                                 _______   _______   ________   ____________   ___________  ________
                                                       (Thousands of Dollars)

Balance December 31, 1993        $53,064   $247,699     $ (1)     $402,566      $(18,016)  $ 685,312
Net income                                                          42,672                    42,672
Dividends Paid - $.75 per share                                    (23,190)                  (23,190)
Purchased 58 shares of
  treasury stock and issued
  188,934 shares of common stock
  in connection with various
  employee benefit plans and
  dividend reinvestment plan                  5,416      (20)                                  5,396

Foreign currency translation
  adjustment                                                                       7,967       7,967
                                 _______   ________   ________    ________      ________   _________

Balance September 30, 1994       $53,064   $253,115     $(21)     $422,048      $(10,049)  $ 718,157
                                 =======   ========    ======     ========      ========   =========


Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Targeted marketing programs along with systematic, aggressive cost-reduction initiatives resulted in year-to-year sales and earnings gains for both the quarter and nine months ended September 30, 1994. The company achieved volume gains in virtually all of its markets, including Europe which has begun emerging from a deep recession. Price increases remained modest. The company's focus on continuous improvement has helped to reduce costs, improve productivity and enhance its market position worldwide. Progress in these areas has already strengthened the company's ability to serve customers and is laying the groundwork for greater such improvements during the next few years when more efficiencies are realized from accelerated continuous improvement initiatives in the company's plants.

Net sales for the third quarter were $466.3 million, up 15% from $405.5 million a year earlier. Gross profit for the quarter was $100.6 million (21.6% of net sales) compared to $75.6 million (18.6% of net sales) a year earlier. The higher sales volume and a more favorable product mix along with improved capacity utilization and labor productivity contributed to the improved margin. This improvement was offset in part by higher costs for steel scrap and increased employment costs. Gross profit for the third quarter of 1993 also included income for LIFO inventory reductions in the Bearing Business.

Selling, administrative, and general expenses were $70.7 million (15.2 percent of net sales) in the third quarter of 1994 compared to $67.6 million (16.7 percent of net sales) in 1993. The increase in expense relates in part to certain performance plans which are based on the company's profitability. Savings resulting from the company's efforts to streamline administrative activities continue to exceed expectations. Excluding inflation and costs related to new strategic initiatives, the company remains on track to achieve its goal of appreciably reducing its 1991 administrative cost structure.

The company continues to be encouraged by the initial results of the program launched with manufacturing associates in December 1993 with the goal of reducing operating costs significantly, improving productivity, and strengthening already high levels of product quality and customer service. The program is expected to eliminate approximately 2,200 positions by the end of 1997 based on 1993 levels of plant operations. Annual savings expected to result from this program will help to improve profitability and increase the company's return on invested capital. Progress is continuing in these cost reduction efforts at the company's manufacturing operations throughout the world. The company expects to realize benefits from the program beginning in 1995 with over half of the savings in place by the end of 1996. The results from ideas approved thus far have been greater than expected.

Bearing Business net sales increased by 16.2% to $317.3 million in the third quarter of 1994 compared to $273.1 million in the year-earlier period.
Growth in automotive, industrial and railroad sales helped to increase volume in nearly all of the company's locations throughout the world. Of particular note is that sales volume in Europe for the third quarter of 1994 has increased by about 17% compared to the same period a year ago. The business also experienced modest price gains. Bearing Business gross profit as a

Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Results of Operations (Cont.)

percent of net sales was higher in the third quarter of 1994 versus the same quarter in 1993. The increase in sales and higher productivity contributed positively to the third quarter 1994 gross profit. These gains were offset in part by higher employment costs related primarily to the higher level of production activity, which has added to overtime and caused the shift of some products to less efficient processes. The Bearing Business opened its 21st century bearing plant in Asheboro, North Carolina, during the third quarter of 1994 and experienced some costs associated with its start-up.

In the Steel Business, net sales in the third quarter increased 12.5% to $149 million compared to $132.4 million in the year-earlier period. The Steel Business experienced strong demand for its products during the third quarter and continues to set production records. Steel Business gross profit increased in the third quarter as the effects of the higher volume and a favorable sales mix more than offset higher employment costs and higher raw material costs related to the purchase of steel scrap. Some price increases have been achieved in the third quarter which have helped to offset the effects of the higher employment and scrap costs.

Interest expense was lower in the third quarter of 1994 compared to the similar period in 1993 due primarily to the lower level of borrowing, and the lower inflationary impact on interest for loans outstanding at the company's subsidiary in Brazil.

The corporate effective tax rate for the three months and nine months ended September 30, 1994 is lower primarily due to proportionally lower earnings in certain non-U.S. operating units with higher tax rates and reduced non-U.S. losses without current tax benefits.

Financial Condition

Total assets increased by $67.3 million from December 31, 1993, primarily as a result of increased accounts receivable and inventory. The $39.5 million increase in accounts receivable relates directly to the increase in sales. The number of days sales in receivables at the end of the third quarter 1994 was basically unchanged compared to year-end 1993. The $26.4 million increase in inventories relates to the higher level of production activity in the third quarter of 1994. The number of days supply in inventory at September 30, 1994 decreased slightly compared to year-end 1993.

Accounts payable and other liabilities decreased as a result of spending against the impairment and restructuring reserves established in December 1993. The increase in accrued expenses during the first nine months of 1994 resulted primarily from an increase in the company's planned 1995 pension contribution. Income taxes payable were higher as a result of the higher
income levels.   Debt to total capital of 29.6% at September 30, 1994,
remained basically unchanged from 28.7% at year-end 1993.

Purchases of property, plant and equipment - net were $27.3 million and $79.4 million in the third quarter and first nine months of 1994 respectively.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Financial Condition (Cont.)

This compares to $17.7 million and $58.3 million during the same periods in 1993. The higher level of spending during 1994 relates primarily to the company's 21st century bearing project in Asheboro, North Carolina.

The $41 million provision for restructuring that was recorded in the fourth quarter of 1991 has essentially been consumed. Additional expenditures were charged against the reserve in the third quarter of 1994. A nominal dollar amount remains, which is expected to be consumed by year-end 1994.

The program that the company initiated in December 1993, to accelerate significantly continuous improvement in its manufacturing plants worldwide, is progressing according to plan. Approximately $28 million of the $48 million impairment and restructuring charge recorded in 1993 was related to this program and will require future cash expenditures. To date, the company has spent approximately $9 million or 32% of the $28 million. Of the $3 million reserve established for additional administrative streamlining, approximately $1.0 million or 33% has been consumed. In addition, the company is incurring on-going costs related to the implementation of the restructuring program including training, systems development, and capital expenditures.

The company is in the process of making further modifications to its unsecured, $300 million revolving credit agreement to take advantage of some market pricing opportunities as a means of reducing costs. The credit will consist of a $200 million five-year term portion and a $100 million 364-day term portion which may be rolled over annually at prevailing market prices. In addition, the modified agreement includes the replacement of the net worth covenant with a more flexible debt to total capital ratio. The agreement will become effective on November 15, 1994.

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

As noted above, during the third quarter the company started limited operations at its new Asheboro, North Carolina Bearing Plant. The plant incorporates the most advanced technologies, processes and work practices to serve customers more effectively and was completed ahead of schedule and under budget.

On November 4, 1994, the Board of Directors declared a quarterly cash dividend of $.25 per share, which is payable December 9, 1994, to shareholders of record at the close of business on November 21, 1994.

                                                                        11.
Part II.  OTHER INFORMATION

 Item 1.  Legal Proceedings

          The company is currently involved in negotiations with the Ohio Attorney General's office regarding alleged violations of the company's NPDES water discharge permits at its Canton, Ohio location. The company believes it has substantial defenses to the violations alleged by the Attorney General, and that the matter will ultimately be settled for an amount which will not be material to its financial condition or results of operations.


          In August, 1994, the company's Latrobe Steel Company subsidiary was served with a complaint filed by seven former employees. Each of the employees had been terminated from employment in late 1993 as part of the company's administrative streamlining efforts. The plaintiffs' claims include discrimination on account of age and/or disability status, wrongful termination in violation of public policy, breach of contract and promissory estoppel. The relief requested includes reinstatement, back pay, front pay, liquidated damages, attorneys' fees and compensatory and punitive damages under the Americans With Disabilities Act and Pennsylvania law.

          The company has denied all of the plaintiffs' allegations and believes that it has valid defenses to the plaintiffs' claims. The case is currently in the early stages of discovery. At this time, the company believes that the ultimate resolution of this matter will not be material to its financial condition or results of operations.


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



                                             The Timken Company
                                       ______________________________



Date     November 14, 1994      BY     /s/ J. F. Toot, Jr.
      ________________________         ______________________________
                                       J. F. Toot, Jr., Director;
                                       President and Chief Executive
                                       Officer



Date     November 14, 1994      BY     /s/ G. E. Little
      ________________________         ______________________________
                                       G. E. Little
                                       Vice President - Finance