Form 10-K
period 1994-12-31
TIMKEN CO
filed 1995-03-23
CIK 98362

SECURITIES AND EXCHANGE COMMISSION                1.
                              WASHINGTON, D.C.  20549
                                     FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended                     Commission File Number 1-1169
December 31, 1994
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

The aggregate market value of the voting stock held by all shareholders other than shareholders identified under item 12 of this Form 10-K as of February 20, 1995 was $880,500,477 (representing 26,088,903 shares).

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of February 20, 1995.

Common Stock without par value -- 31,074,850 shares (representing a market ___________________________________________________ value of $1,048,776,188)

                                                                          2.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1994, are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual meeting of shareholders to be held on April 18, 1995, are incorporated by reference into parts III and IV.

Exhibit Index may be found on Pages 15 thru 18.

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

   With the acquisition of MPB Corporation in May 1990, Timken expanded into the super precision ball and roller bearing business thus gaining access to those portions of the aerospace, defense, computer disk drive, and other markets requiring high precision applications. MPB's products utilizing balls and straight rolling elements are the super precision end of the general ball and straight roller bearing product range in the bearing industry. A majority of MPB's products are special custom-designed bearings and spindle assemblies. They often involve highly specialized materials and coatings for use in applications that subject the bearings to extreme operating conditions of speed and temperature. With its 1993 acquisition of equipment and inventory of the U.S. jet engine bearing operations of The Torrington Company, a subsidiary of Ingersoll-Rand Company, MPB expanded its line of bearings for jet engine manufacturers.

   In January 1995, Timken acquired Rail Bearing Service Corporation. The Virginia-based company provides bearing reconditioning services for the railroad industry. The company expects that this acquisition will result in increased sales in North America plus the development of new markets elsewhere in the world.

   On March 6, 1995, Timken launched its newest line of bearing products, cylindrical bearings for the rolling mill market. This is the first time the company will produce and sell bearings featuring the Timken brand with

                                                                        4.
   Products (Cont.)
   ________________

   straight versus tapered rollers. The broadening of the company's product line is consistent with its corporate mission of leadership in high-quality anti-friction bearings.

   Steel products include steels of alloy, vacuum processed alloys, intermediate alloy, low alloy and carbon grades, tool steels, and other custom-made specialty steel products. These are available in a wide range of solid and tubular sections with a variety of finishes.

   Timken has been increasing the marketing of high volume semifinished components to major customers produced from its own steel. This value added activity is a small but growing portion of the business. In September 1993, the company's Steel Business began operation of its St. Clair Precision Tubing Components Plant in Eaton, Ohio. The facility produces sub-components for automotive and industrial customers. The development of the precision parts business provides the company with the opportunity to further expand its market for tubing and capture more higher-value steel sales. This will also enable the company's traditional tubing customers in the automotive and bearing industries to take advantage of higher-performing components that cost less than those they now use.

   On March 16, 1995, The Timken Company announced that it will expand its steel parts manufacturing capabilities with the opening of a new plant in Columbus, North Carolina. The plant will use seamless tubing produced in the company's Ohio plants to manufacture steel rings primarily for the bearing industry.

   In June 1994, the company's Steel Business announced a new product line called DynametalTM Performance Steels. The company's associates developed this new, environmentally friendly replacement for medium carbon leaded steels and cast iron components. No capital investment was required. The Steel Business' aggressive move into this market represents part of its continuing strategy to improve financial performance by focusing its energies and production on higher-value engineered steel bars and tubes.

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

                                                                          5.
   Sales and Distribution (Cont.
   _____________________________

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

   Timken has entered into individually negotiated contracts with some of its customers in both the bearing and steel segments. These contracts may extend for one or more years and, if a price is fixed for any period extending beyond current shipments, customarily include a commitment by the customer to purchase a designated percentage of its requirements from Timken. Contracts extending beyond one year that are not subject to price adjustment provisions do not represent a material portion of Timken's sales. Timken does not believe that there is any significant loss of earnings risk associated with any given contract.

   Industry Segments
   _________________

   Segment information in Note 12 of the Notes to Consolidated Financial Statements and Information by Industry and Geographic Area on pages 32 and 33 of the Annual Report to Shareholders for the year ended December 31, 1994 are incorporated herein by reference. Export sales from the U.S. and Canada are not separately stated since such sales amount to less than 10% of revenue. The company's Bearing Business has historically participated in the worldwide bearing markets while the Steel Business has concentrated on U.S. markets.

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

                                                                          6.
   Competition (Cont.)
   ___________________

   Timken manufactures an anti-friction bearing known as the tapered roller bearing. The tapered principle of bearings made by Timken permits ready absorption of both radial and axial loads in combination. For this reason, they are particularly well adapted to reducing friction where shafts, gears, or wheels are used. Since the invention of the tapered roller bearing by its founder, Timken has maintained primary focus in its product and process technology on the tapered roller bearing segment.
   This has been important to its ability to remain a leader in the world's bearing industry. This contrasts with the majority of its major competitors who offer a wider variety of bearing types such as ball, straight roller, spherical roller and needle for the general industrial and automotive markets and are, therefore, less specialized in the tapered roller bearing segment. Timken competes with domestic manufacturers and many foreign manufacturers of anti-friction bearings.

   The anti-friction bearing business is intensely competitive in every country in which Timken competes. However, market conditions changed rapidly in 1994 with utilization of excess production capacity globally as economies around the world strengthened rapidly. As the U.S. dollar weakened against the Japanese Yen and German Mark, U.S. exports grew. The influx of tapered roller bearings into the United States market from foreign producers was reported by the United States Department of Commerce to be $170 million in 1994 or approximately 15 percent of the domestic tapered roller bearing market. In addition, Timken estimates the tapered roller bearings contained as components of foreign automobiles and heavy equipment produced outside the United States and imported into this country, to be approximately $120 million in 1994.

   In August 1986, the company filed a petition on behalf of the U.S. tapered roller bearing industry with both the International Trade Commission and the Department of Commerce. The petition sought the imposition of anti-dumping duties on imports of tapered roller bearings from Japan, Italy, Yugoslavia, Romania, Hungary, and the People's Republic of China. The Department of Commerce found that product from each of the countries was being sold in the United States at less than fair value or "dumped", and The International Trade Commission found such imports were causing injury to the domestic industry. The Department also identified the amount by which selling prices in the United States are less than fair value. This amount is expressed as a weighted average percentage known as the final margin. The final margins for Japan as originally calculated in 1986 were approximately 36 percent. If requested, these margins are reviewed by the Department of Commerce on an annual basis. The final margins for Japan announced in 1993 for imports during 1992 ranged from approximately 3 to 46 percent. The margins for the other countries range from 0 to 37 percent. The Department of Commerce has not announced yet final margins for imports during 1993 or 1994. Importers are currently required to post a cash deposit with the U.S. Customs Department equal to the margin percentage times the export price of any imported product covered by the dumping petition. To the extent such dumping continues, the deposits would become the property of the U.S. government. Although Timken will not receive any monetary award from such deposits, its benefit has been and will continue to be, the reduction of unfair competition.

                                                                          7.
   Competition (Cont.)
   ___________________

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

   In May 1993, the U.S. Department of Commerce determined that Brazilian steel was being dumped in the U.S. market at prices up to 27% below fair value. This government action was in response to an anti-dumping petition filed in 1992 by the company and Republic Engineered Steel, Inc. In July 1993, the International Trade Commission (ITC) ruled that domestic producers of special quality finished hot-rolled steel bars were not being injured by imports from Brazil. The company and Republic appealed this ruling during the third quarter of 1993 to the U.S. Court of International Trade in New York. The company believes that the ITC ruled incorrectly and that its determination is not supported by fact. A decision has not yet been issued by the court.

   Backlog
   _______

   The backlog of orders of Timken's domestic and overseas operations is estimated to have been $880 million at December 31, 1994, and $520 million at December 31, 1993. Actual shipments are dependent upon ever-changing production schedules of the customer. Accordingly, Timken does not believe that its backlog data and comparisons thereof as of different dates are reliable indicators of future sales or shipments.

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

   Research
   ________

   Timken's major research center, located in Stark County, Ohio near its largest manufacturing plant, is engaged in research on bearings, steels, manufacturing methods and related matters. Research facilities are also located at the MPB New Hampshire Plants, the Duston, England plant and at the Latrobe, Pennsylvania plant. Expenditures for research, development and testing amounted to approximately $36,000,000 in 1994, $37,000,000 in

                                                                        8.
   Research (Cont.)
   ________________

   1993, and $42,000,000 in 1992. The company's research program is committed to the development of new and improved bearing and steel products, as well as more efficient manufacturing processes and techniques and the expansion of application of existing products.

   Environmental Matters
   _____________________

   The company continues to focus on protecting the environment and meeting compliance with environmental protection laws. In doing so, the company has invested in pollution control equipment and updated plant operational practices. To the extent that the company's non-U.S. competitors are not subject to similar laws and regulations in their home countries, the company is placed at a competitive disadvantage.

   It is very difficult to assess the possible effect of compliance with future requirements that may differ from existing ones. The company believes that the effect of amendments to the Clean Air Act of 1990 on its utility suppliers will increase its costs of electricity by $4 million to $5 million annually beginning in the second quarter of 1995. Furthermore, regulations related to these amendments have been proposed that, if adopted, would mandate significant changes in the way the company monitors air emissions. This would require capital expenditures in excess of $1 million and the addition of personnel. A large cross section of industries has expressed opposition to the proposed regulations for a variety of reasons. The U.S. Environmental Protection Agency (EPA) is considering amending the regulations before they are adopted in a fashion that would lessen substantially their impact on the company and delay the timing of the anticipated expenditures.

   The company and certain of its U.S. subsidiaries have been designated as potentially responsible parties (PRPs) by the United States Environmental Protection Agency for site investigation and remediation at certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). Such designations are made regardless of the company's limited involvement at each site. The claims for remediation have been asserted against numerous other entities, which are believed to be financially solvent and are expected to fulfill their proportionate share of the obligation. Additionally, the company and its Latrobe Steel subsidiary have been notified by the EPA regarding possible participation at two additional superfund sites. Neither the company nor Latrobe has been named a PRP at the sites at this time. Management believes that any ultimate liability with respect to these actions will not materially affect the company's operations or consolidated financial position.

   The company's MPB Corporation subsidiary is engaged in environmental projects at its manufacturing locations in New Hampshire. The costs for these projects, estimated at slightly more than $3 million, were recorded previously. A portion of these costs will be recovered from a former owner of the property. MPB also has filed suit against its insurance companies for reimbursement of clean-up costs. The full extent of reimbursement cannot be estimated. In late 1993, MPB was notified by the city of Keene, New Hampshire, that city officials were looking to MPB to

                                                                        9.
   Environmental Matters (Cont.)
   _____________________________

   contribute to the costs of cleaning up alleged soil and groundwater contamination of a city dump, which allegedly had been used by MPB along with many others for industrial waste disposal. This is not a superfund site. No specific monetary request has been made.
   Additionally, the company will begin work in 1995 on an environmental project at its Canton, Ohio, location. The cost of this project, estimated to be in the range of $1.0 million to $1.5 million, was recorded previously.

   Patents, Trademarks and Licenses
   ________________________________

   Timken owns a number of United States and foreign patents, trademarks and licenses relating to certain of its products. While Timken regards these as items of importance, it does not deem its business as a whole, or either industry segment, to be materially dependent upon any one item or group of items.

   Employment
   __________

   At December 31, 1994, Timken had 16,202 associates.

   Executive Officers of the Registrant
   ____________________________________

   The officers are elected by the Board of Directors normally for a term of one year and until the election of their successors. All officers, except
   L. R. Brown and S. A. Perry, have been employed by Timken or by a subsidiary of the company during the past five-year period. The Executive Officers of the company as of February 20, 1995, are as follows:

                                       Current Position and Previous
   Name                Age             Positions During Last Five Years
   ____                ___     ______________________________________________

   W. R. Timken, Jr.   56      1989  Chairman - Board of Directors; Director;
                                     Officer since 1968.
   J. F. Toot, Jr.     59      1989  President;
                               1992  President and Chief Executive Officer;
                                     Director; Officer since 1967.
   P. J. Ashton        59      1989  Executive Vice President - Bearings;
                               1992  Executive Vice President and President -
                                       Bearings;
                                     Director; Officer since 1980.
   C. H. West          60      1989  Executive Vice President - Steel;
                               1992  Executive Vice President and President -
                                       Steel;
                                     Director; Officer since 1982.
   M. J. Amiel         63      1989  Vice President - Bearings - Europe,
                                       Africa, and West Asia;
                                       Officer since 1989.
                               1995  Vice President and Chairman - Bearings -
                                       Europe, Africa and West Asia;

                                                                        10.
   Executive Officers of the Registrant (Cont.)
   ____________________________________________

                                       Current Position and Previous
   Name                Age             Positions During Last Five Years
   ____                ___     ______________________________________________

   S. A. Perry         49      1989  Director - Purchasing and Logistics;
                               1993  Vice President - Human Resources and
                                       Logistics; Officer since 1993.
   L. R. Brown         59      1990  Vice President and General Counsel;
                                       Secretary; prior thereto Managing
                                       Partner, Day, Ketterer, Raley, Wright
                                       & Rybolt - Law Firm; Officer since
                                       1990.
   D. L. Hart          63      1989  Vice President - Bearings - North and
                                       South America;
                                     Officer since 1978.
   R. L. Leibensperger 56      1989  Vice President - Technology;
                                     Officer since 1986.
   G. E. Little        51      1989  Director Finance and Assistant
                                       Treasurer;
                               1990  Treasurer;
                               1992  Vice President - Finance; Treasurer;
                                     Officer since 1990.
   J. J. Schubach      58      1989  Vice President - Strategic Management;
                                     Officer since 1984.
   W. J. Timken        52      1989  Director - Human Resource Development;
                               1992  Vice President; Director; Officer since
                                       1992.

   Item 2.  Properties
   ___________________

   Timken has bearing and steel manufacturing facilities at several locations in the United States. Timken also has bearing manufacturing facilities in several countries outside the United States. The aggregate floor area of these facilities worldwide is approximately 10,917,000 square feet, all of which, except for approximately 355,000 square feet, is owned in fee. The buildings occupied by Timken are principally of brick, steel, reinforced concrete and concrete block construction, all of which are suitably equipped and in satisfactory operating condition.

   Timken's bearing manufacturing and distribution facilities in the United States are located in Ashland, Bucyrus, Canton, Columbus and New Philadelphia, Ohio; Gaffney, South Carolina; Asheboro and Lincolnton, North Carolina; Altavista, Virginia; Keene and Lebanon, New Hampshire; Carlyle, Illinois; North Little Rock, Arkansas; Knoxville, Tennessee; Lenexa, Kansas; Ogden, Utah; and Richmond, Virginia. These facilities, including the research facility in Canton, Ohio, and warehouses at plant locations, have an aggregate floor area of approximately 4,457,000 square feet. Timken's steel manufacturing and distribution facilities in the United States are located in Canton, Eaton, Wauseon and Wooster, Ohio; and Franklin and Latrobe, Pennsylvania. These facilities have an aggregate floor area of approximately 4,781,000 square feet. Timken's bearing manufacturing plants outside the United States are located in Duston, England; Colmar, France; St. Thomas, Canada; Benoni, South Africa; Sao

                                                                      11.
   Item 2.  Properties (Cont.)
   ___________________________

   Paulo, Brazil; Ballarat, Australia; Medemblik, The Netherlands, and Singapore. The facilities have an aggregate floor area of approximately 1,679,000 square feet. In addition to the manufacturing facilities discussed above, Timken owns warehouses in the United States, England, Germany, Mexico and Argentina, and leases several relatively small warehouse facilities in cities throughout the world.

   During 1994, the company's Bearing and Steel Businesses experienced increased plant utilization compared to 1993 as a result of increased sales in almost all product lines.

   Also during 1994, the company completed the start-up of three new facilities and the consolidation of two plants. The new facilities were completed either on time or ahead of schedule and were completed under budget.

   During the second quarter of 1994, the company's subsidiary, Latrobe Steel Company, began operating its Sandycreek Service Center for bar products near Franklin, Pennsylvania. The plant, with its state-of-the-art distribution systems, will serve Latrobe's tool and die steel customers.

   During the third quarter, the company started operations at its Asheboro, North Carolina, Plant. The plant incorporates advanced technologies, processes and work practices that will enable the company to produce specialized bearings at mass production speed. The start-up of this plant greatly enhances the company's ability to deliver quality bearings tailored to customer's individual requirements at competitive prices.

   In the fourth quarter, the company's subsidiary MPB Corporation, announced the beginning of operations at a new plant in Singapore. MPB established this facility in the Pacific Rim to serve customers in the computer disk drive market.

   In the United Kingdom, the company combined its Daventry bearing manufacturing operations with those of its Duston Bearing Plant. In Brazil, the company's Santa Barbara facility was merged successfully with the Sao Paulo Plant.

   Also during 1994, the Altavista, Virginia, Bearing Plant doubled its capacity and began large-scale production of SENSOR-PACTM bearings, principally for the growing light truck market.

   In November 1994, the company announced it entered into a definitive agreement to purchase Rail Bearing Service Corporation. The purchase was completed in January 1995. The Virginia-based company provides bearing reconditioning services for the railroad industry and employs some 300 people in the United States.

   On March 16, 1995, The Timken Company announced that it will expand its steel parts manufacturing capabilities with the opening of a new plant in Columbus, North Carolina. The plant will use seamless tubing produced in the company's Ohio plants to manufacture steel rings primarily for the bearing industry. The plant will consist of 30,000 square feet of manufacturing and warehouse space and initially employ about a dozen associates.

                                                                         12.
   Item 2.  Properties (Cont.)
   ___________________________

   The company is a forty percent shareholder in Tata Timken Limited, a joint venture with The Tata Iron and Steel Company Limited. The joint venture consists of a manufacturing facility in Jamshedpur, India, completed in March of 1992, and four sales offices, also located in India.

   The $1 billion capital expenditure program announced in March 1989 was intended to cover the years through 1994. While more than $700 million has been invested through 1994 encompassing the initiation of several new bearing and steel facilities, the entire $1 billion in capital expenditures were not spent.

   At the time the program was announced, the company indicated that the investment amounts and timing would be continually reviewed with the intention of meeting economic conditions, both internal and external to the company, as they developed. Finding less capital intensive alternatives has been a major factor enabling the company to spend less. Additionally, in 1990, the company entered the super precision bearing business with the $195 million acquisition of MPB Corporation. Cost reducing initiatives with less capital intensity also received priority over investments in some markets.

   Item 3.  Legal Proceedings
   __________________________

   The company is currently involved in negotiations with the Ohio Attorney General's office regarding alleged violations of the company's NPDES water discharge permits at its Canton, Ohio, location. The company believes it has substantial defenses to the violations alleged by the Attorney General, and that the matter will ultimately be settled for an amount that will not be material to its financial condition or results of operations.

   In August 1994, the company's Latrobe Steel Company subsidiary was served with a complaint filed by seven former employees. Each of the employees had been terminated from employment in late 1993 as part of the company's administrative streamlining efforts. The plaintiffs' claims include discrimination on account of age and/or disability status, wrongful termination in violation of public policy, breach of contract and promissory estoppel. The relief requested includes reinstatement, back pay, front pay, liquidated damages, attorneys' fees and compensatory and punitive damages under the Americans With Disabilities Act and Pennsylvania law.

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

   Item 4.  Submission of Matters to a Vote of Security Holders
   ____________________________________________________________

   No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1994.

                                                                         13.
PART II
_______
   Item 5.  Market for the Registrant's Common Equity and Related Stock
   ____________________________________________________________________
            Holder Matters
            ______________

   The company's common stock is traded on the New York Stock Exchange (TKR). The estimated number of record holders of the company's common stock at December 31, 1994, was 49,968.

   High and low stock prices and dividends for the last two years are presented in the Quarterly Financial Data schedule on Page 1 of the Annual Report to Shareholders for the year ended December 31, 1994, and is incorporated herein by reference.

   Item 6.  Selected Financial Data
   ________________________________

   The Summary of Operations and Other Comparative Data on Pages 34 and 35 of the Annual Report to Shareholders for the year ended December 31, 1994, is incorporated herein by reference.

   Item 7.  Management's Discussion and Analysis of Financial Condition and
   ________________________________________________________________________
            Results of Operation
            ____________________

   Management's Discussion and Analysis of Financial Condition and Results of Operations on Pages 17-23 of the Annual Report to Shareholders for the year ended December 31, 1994, is incorporated herein by reference.

   Item 8.  Financial Statements and Supplementary Data
   ____________________________________________________

   The Quarterly Financial Data schedule included on Page 1, the consolidated financial statements of the registrant and its subsidiaries on Pages 18-24, the notes to consolidated financial statements on Pages 25-33, and the Report of Independent Auditors on Page 33 of the Annual Report to Shareholders for the year ended December 31, 1994, are incorporated herein by reference.

   Item 9.  Changes in and Disagreements with Accountants
   ______________________________________________________
            on Accounting and Financial Disclosure
            ______________________________________

   Not applicable.

                                                                         14.
PART III
________

   Item 10.  Directors and Executive Officers of the Registrant
   ____________________________________________________________

   Required information is set forth under the caption "Election of Directors" on Pages 4-7 of the proxy statement issued in connection with the annual meeting of shareholders to be held April 18, 1995, and is incorporated herein by reference. Information regarding the executive officers of the registrant is included in Part I hereof.

   Item 11.  Executive Compensation
   ________________________________

   Required information is set forth under the caption "Executive
   Compensation" on Pages 10-18 of the proxy statement issued in connection with the annual meeting of shareholders to be held April 18, 1995, and is incorporated herein by reference.

   Item 12.  Security Ownership of Certain Beneficial Owners and Management
   ________________________________________________________________________

   Required information regarding Security Ownership of Certain Beneficial Owners and Management, including institutional investors owning more than 5% of the company's Common Stock, is set forth under the caption "Beneficial Ownership of Common Stock" on Pages 8-9 of the proxy statement issued in connection with the annual meeting of shareholders to be held April 18, 1995, and is incorporated herein by reference.

   Item 13.  Certain Relationships and Related Transactions
   ________________________________________________________

   Required information is set forth under the caption "Election of Directors" on Pages 4-7 of the proxy statement issued in connection with the annual meeting of shareholders to be held April 18, 1995, and is incorporated herein by reference.

                                                                         15.
PART IV
_______
   Item 14.  Exhibits, Financial Statement Schedules, and Report on Form 8-K
   _________________________________________________________________________

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

           (3)(ii) Amended Regulations of The Timken Company effective April 21, 1987, were filed with Form 10-K for the period ended December 31, 1992, and are incorporated herein by reference.

               (4) Revolving Credit Agreement (364-Day Facility) dated as of November 15, 1994, among Timken and certain banks.

             (4.1) Third Amendment Agreement dated November 15, 1994, to the amended restated credit agreement as amended February 23, 1993, and May 31, 1994, between Timken and certain banks.

             (4.2) Second Amendment Agreement dated May 31, 1994, to the amended restated credit agreement as amended February 23, 1993, between Timken and certain banks, was filed with Form 10-Q for the period ended June 30, 1994, and is incorporated herein by reference.

             (4.3) First Amendment Agreement dated February 26, 1993, to the restated credit agreement as amended December 31, 1991, between Timken and certain banks was filed with Form 10-K for the period ended December 31, 1992, and is incorporated herein by reference.

             (4.4) Credit Agreement amended as of December 31, 1991, between Timken and certain banks was filed with Form 10-K for the period ended December 31, 1991, and is incorporated herein by reference.

             (4.5) Rights Agreement dated as of December 18, 1986, as amended and restated as of February 1, 1991, between Timken and First Chicago Trust Company (formerly Morgan Shareholder Services Trust Company) was filed with Form 8-K dated February 1, 1991, and is incorporated herein by reference.

                                                                         16.
               Exhibit (Cont.)
               _______________

             (4.6) Indenture dated as of July 1, 1990, between Timken and Ameritrust Company of New York, which was filed with Timken's Form S-3 registration statement dated July 12, 1990, and is incorporated herein by reference.

             (4.7) The company is also a party to agreements with respect to other long-term debt in total amount less than 10% of the registrant's consolidated total assets. The registrant agrees to furnish a copy of such agreements upon request.

                    Management Contracts and Compensation Plans
                    ___________________________________________

              (10) The Management Performance Plan of The Timken Company for Officers and Certain Management Personnel was filed with Form 10-K for the period ended December 31, 1993, and is incorporated herein by reference.

            (10.1) The Long Term Incentive Plan of The Timken Company for officers and other key employees as approved by shareholders April 21, 1992, was filed with Form 10-K for the period ended December 31, 1992, and is incorporated herein by reference.

            (10.2) The 1985 Incentive Plan of The Timken Company for Officers and other key employees as amended through April 16, 1991, was filed with Form 10-K for the period ended December 31, 1991, and is incorporated herein by reference.

           (10.3a)  The form of Severance Agreement entered into with
                    W. R. Timken, Jr. was filed with Form 10-K for the period ended December 31, 1992, and is incorporated herein by reference.

           (10.3b) The form of Severance Agreement entered into with Joseph F. Toot, Jr. was filed with Form 10-K for the period ended December 31, 1992, and is incorporated herein by reference.

           (10.3c) The form of Severance Agreement entered into with Peter J. Ashton was filed with Form 10-K for the period ended December 31, 1992, and is incorporated herein by reference.

           (10.3d) The form of Severance Agreement entered into with Charles H. West was filed with Form 10-K for the period ended December 31, 1992, and is incorporated herein by reference.

           (10.3e) The form of Severance Agreement entered into with Donald L. Hart was filed with Form 10-K for the period ended December 31, 1993, and is incorporated herein by reference.

                                                                         17.
               Exhibit (Cont.)
               _______________

           (10.3f) The form of Severence Agreement entered into with all Executive Officers of the company and certain other key employees of the company and its subsidiaries was filed with Form 10-K for the period ended December 31, 1993, and is incorporated herein by reference. Each differs only as to name and date executed.

            (10.4) The form of Death Benefit Agreement entered into with all Executive Officers of the company was filed with Form 10-K for the period ended December 31, 1993, and is incorporated herein by reference. Each differs only as to name and date executed, except Mr. Amiel, who is a non-resident.

            (10.5) The form of Indemnification Agreements entered into with all Directors who are not Executive Officers of the company was filed with Form 10-K for the period ended December 31, 1990, and is incorporated herein by reference. Each differs only as to name and date executed.

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

              (11)  Computation of Per Share Earnings.

              (13) Annual Report to Shareholders for the year ended December 31, 1994, (only to the extent expressly incorporated herein by reference).

              (21)  A list of subsidiaries of the registrant.

               _______________

              (23)  Consent of Independent Auditors.

              (24)  Power of Attorney

              (27)  Article 5

     (b)  Reports on Form 8-K:

          None.

     (c)  The exhibits are contained in a separate section of this report.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             THE TIMKEN COMPANY

By    /s/ J. F. Toot, Jr.                By    /s/ G. E. Little
      ________________________________         _____________________________
      J. F. Toot, Jr., Director;               G. E. Little
      President and Chief Executive            Vice President - Finance
      Officer                                  (Principal Financial and
                                               Accounting Officer)
Date          March 24, 1995
      ________________________________   Date       March 24, 1995
                                               _____________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  /s/ Robert Anderson*                 By  /s/ John M. Timken, Jr.*
    __________________________________       _______________________________
    Robert Anderson           Director       John M. Timken, Jr.    Director
Date          March 24, 1995             Date          March 24, 1995
    __________________________________       _______________________________

By  /s/ Peter J. Ashton*                 By  /s/ W. J. Timken*
    __________________________________       _______________________________
    Peter J. Ashton           Director       W. J. Timken           Director
Date          March 24, 1995             Date          March 24, 1995
    __________________________________       _______________________________

By  /s/ Stanley C. Gault*                By  /s/ W. R. Timken, Jr.*
    __________________________________       _______________________________
    Stanley C. Gault          Director       W. R. Timken, Jr.      Director
                                             Chairman - Board of Directors
Date          March 24, 1995             Date          March 24, 1995
    __________________________________       _______________________________

By  /s/ J. Clayburn La Force, Jr.*       By  /s/ Charles H. West*
    __________________________________       _______________________________
    J. Clayburn La Force, Jr. Director       Charles H. West        Director
Date          March 24, 1995             Date          March 24, 1995
    __________________________________       _______________________________

By  /s/ Robert W. Mahoney*               By  /s/ Alton W. Whitehouse*
    __________________________________       _______________________________
    Robert W. Mahoney         Director       Alton W. Whitehouse    Director
Date          March 24, 1995             Date          March 24, 1995
    __________________________________       _______________________________

By  /s/ James W. Pilz*
    __________________________________   By: /s/ G. E. Little
    James W. Pilz             Director       _______________________________
Date          March 24, 1995                 G. E. Little, attorney-in-fact
    __________________________________         by authority of Power of
                                               Attorney filed as Exhibit 24
                                               hereto