Form 10-Q
period 1995-03-31
TIMKEN CO
filed 1995-05-12
CIK 98362

1.

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549

                                   FORM 10Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1995.


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


Common shares outstanding at March 31, 1995, 31,107,535.
                                             __________

PART I.  FINANCIAL INFORMATION                                          2.

                      THE TIMKEN COMPANY AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                Mar. 31, 1995   Dec. 31, 1994
                                                ______________  _____________
                                                  (Unaudited)
ASSETS                                              (Thousands of Dollars)
Current Assets
  Cash and cash equivalents                        $    2,565     $   12,121
  Accounts receivable, less allowances,
  (1995-$6,610; 1994-$6,268)                          309,199        263,533
  Inventories -- Note 3                               355,494        332,304
  Deferred income taxes                                48,418         49,222
                                                   __________     __________
                     Total Current Assets             715,676        657,180

Property, Plant and Equipment                       2,268,443      2,230,004
  Less allowances for depreciation                  1,231,538      1,199,553
                                                   __________     __________
                                                    1,036,905      1,030,451
Costs in excess of net assets of acquired business,
  less amortization of (1995-$12,607; 1994-$11,818)   102,685         91,249
Deferred income taxes                                  43,511         45,395
Other assets                                           41,149         34,459
                                                   __________     __________
                                                   $1,939,926     $1,858,734
LIABILITIES                                        ==========     ==========

Current Liabilities
  Accounts payable and other liabilities           $  226,344     $  216,568
  Short-term debt and commercial paper                135,575        128,612
  Accrued expenses                                    161,800        133,444
                                                   __________     __________
                     Total Current Liabilities        523,719        478,624

Non-Current Liabilities
  Long-term debt -- Note 4                            150,857        150,907
  Accrued pension cost                                111,432        109,644
  Accrued postretirement benefits cost                388,724        386,668
                                                   __________     __________
                                                      651,013        647,219

Shareholders' Equity -- Note 5
  Common stock                                        309,710        307,060
  Earnings invested in the business                   465,968        440,083
  Cumulative foreign currency translation
    adjustments                                       (10,484)       (14,252)
                                                   __________     __________

                     Total Shareholders' Equity       765,194        732,891
                                                   __________     __________
                                                   $1,939,926     $1,858,734
                                                   ==========     ==========

                                                                        3.
                       THE TIMKEN COMPANY AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)

                                                    Three Months Ended
                                                         March 31
                                                    ___________________
                                                    1995           1994
                                                    ____           ____
                                                   (Thousands of dollars
                                                   except per share data)

Net sales                                           $568,899    $ 466,482
Cost of product sold                                 430,073      375,040
                                                    ________     ________
   Gross Profit                                      138,826       91,442

Selling, administrative, and general expenses         73,639       70,329
                                                    ________     ________
   Operating Income                                   65,187       21,113

Interest expense                                      (5,436)      (7,383)
Other - net                                           (3,835)         (93)
                                                    _________    _________
   Other Income (Expense)                             (9,271)      (7,476)

   Income Before Income Taxes                         55,916       13,637

Provision for Income Taxes --  Note 2                 21,640        5,891
                                                    _________    _________
   Net Income                                       $ 34,276    $   7,746
                                                    =========   ==========

Net Income Per Share (*)                               $1.10        $ .25
                                                       =====        =====

   Dividends per share                                 $ .27        $ .25
                                                       =====        =====


(*) Based on average number of shares outstanding during each three months (1995 - 31,076,704; 1994 - 30,860,158).

                      THE TIMKEN COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                        Three Months Ended
                                                              March 31
                                                       _____________________
                                                          1995        1994
                                                       _________    _________
Cash Provided (Used)                                   (Thousands of Dollars)

Operating Activities
  Net income ......................................... $  34,278   $   7,746
  Adjustments to reconcile net income
    to net cash provided by operating activities:
      Depreciation and amortization...................    30,810      29,405
      Provisions (credit) for deferred income taxes...        73      (3,871)
      Stock issued in lieu of cash to employee
        benefit plans.................................     1,635         204
      Changes in operating assets and liabilities:
        Accounts receivable...........................   (42,538)    (26,408)
        Inventories and other assets..................   (39,430)       (452)
        Accounts payable and accrued expenses.........    37,807      19,991
        Foreign currency translation..................     1,185          65
                                                       _________    _________


                            Net Cash Provided by
                            Operating Activities          23,820      26,680

Investing Activities
  Purchases of property, plant and equipment - net....   (28,722)    (26,008)

Financing Activities
  Cash dividends paid to shareholders.................    (7,376)     (6,425)
  Payments on long-term debt .........................       (48)        (67)
  Short-term debt activity - net......................     2,953      10,110
                                                       __________   _________

                            Net Cash Provided (Used)
                            in Financing Activities       (4,471)      3,618

Effect of exchange rate changes on cash...............      (183)         14

Increase or (Decrease) in Cash and Cash Equivalents...    (9,556)      4,304

Cash and Cash Equivalents at Beginning of Period......    12,121       5,284
                                                         _______     _______

Cash and Cash Equivalents at End of Period............   $ 2,565     $ 9,588
                                                         =======     =======

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)        5.
March 31, 1995

NOTE 1 -- Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the company's annual report on Form 10-K for the year ended December 31, 1994.


NOTE 2 -- Income Taxes

The provision for income taxes consisted of the following:

                                    Three Months Ended
                                         March 31
                                    __________________
                                    1995          1994
                                    ____          ____
                                  (Thousands of Dollars)
U.S.:
  Federal                          15,003        2,426
  State & Local                     2,503          279
Foreign                             4,134        3,186
                                   ______        _____
                                   21,640        5,891
                                    =====        =====

Taxes provided exceed the U.S. statutory rate primarily due to state and local taxes.

NOTE 3 -- Inventories

The following details inventories as of the dates indicated:

                                                       3/31/95      12/31/94
                                                       _______      ________
                                                      (Thousands of Dollars)
  Finished products                                   $ 102,888    $  94,162
  Work in process and raw materials                     211,543      198,161
  Manufacturing supplies                                 41,063       39,981
                                                      _________    _________
                                                      $ 355,494    $ 332,304
                                                      =========    =========


NOTE 4 -- Long-Term Debt

Long-term debt was as follows:

                                                       3/31/95      12/31/94
                                                       _______      ________
                                                      (Thousands of Dollars)

7-1/2%  State of Ohio Pollution Control Revenue
        Refunding Bonds, maturing on January 1,
        2002                                          $ 17,000     $ 17,000

State of Ohio Water Development Revenue Refunding
        Bond, maturing on May 1, 2007.  The
        variable interest rate is tied to the
        bank's tax exempt weekly interest rate.
        The rate at March 31, 1995 is 4.15%.             8,000        8,000

State of Ohio Air Quality and Water Development
        Revenue Refunding Bonds, maturing on
        June 1, 2001.  The variable interest rate
        is tied to the bank's tax exempt weekly
        interest rate.  The rate at March 31,
        1995 is 4.15%                                   21,700       21,700

Fixed Rate Medium-Term Notes, Series A, due at
        various dates through September, 2002, with
        interest rates ranging from 7.20% to 9.25%     133,000      133,000

Other                                                    1,383        1,430
                                                      ________     ________
                                                       181,083      181,130

Less Current Maturities                                 30,226       30,223
                                                      ________     ________
                                                      $150,857     $150,907
                                                      ========     ========

NOTE 5 -- Shareholders' Equity

The following details capital stock as of the dates indicated.

                                                 Mar. 31, 1995  Dec. 31, 1994
                                                ______________  _____________
                                                  (Unaudited)
                                                    (Thousands of Dollars)

  Class I and Class II serial preferred stock
    without par value:
    Authorized -- 10,000,000 shares each class
    Issued - none                                   $       0      $       0
  Common stock without par value
    Authorized -- 100,000,000 shares
    Issued (including shares in treasury)
    1995 - 31,116,643 shares;
    1994 - 31,061,538 shares;
    Stated capital                                     53,064         53,064
    Other paid-in capital                             256,852        254,002
  Less cost of Common Stock in treasury
    (1995 - 9,108 shares; 1994 - 180 shares)              206              6
                                                    _________      _________
                                                    $ 309,710      $ 307,060
                                                    =========      =========

An analysis of the change in capital and earnings invested in the business is as follows:


                                          Common Stock
                                 ____________________________                   Foreign
                                           Other                  Earnings     Currency
                                 Stated    Paid in   Treasury   Invested in   Translation
                                 Capital   Capital    Stock     the Business  Adjustment     Total
                                 _______   _______   ________   ____________  ___________    _____
                                                          (Thousands of Dollars)


Balance December 31, 1994        $53,064   $254,002  $    (6)    $ 440,083     $(14,252)   $ 732,891
Net income                                                          34,276                    34,276
Dividends Paid - $.27 per share                                     (8,391)                   (8,391)
Issued/acquired 8,928 shares of
  treasury stock and issued
  55,105 shares of common stock
  in connection with various
  employee benefit plans and
  dividend reinvestment plan                  2,850     (200)                                  2,650

Foreign currency translation
  adjustment                                                                      3,768        3,768
                                 _______   ________  ________    _________     _________   _________

Balance March 31, 1995           $53,064   $256,852  $  (206)    $ 465,968     $(10,484)   $ 765,194
                                 =======   ========  ========    =========     =========   =========

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

As a result of expanding worldwide demand and continuing productivity improvements, the company achieved record quarterly sales and earnings for the first quarter of 1995. The first quarter results have reinforced the optimism expressed in the company's 1994 Annual Report that 1995 will be a year of continued strong performance.

The company's success has resulted from its continued focus on products, plants, performance and people. Stronger emphasis has been placed on developing new products and modernizing existing ones to meet customer needs. As a result, the company has been successful in expanding markets and gaining market penetration. The emphasis on plants is evidenced by a concentration on advancement and innovation. Performance improvements have resulted from an unswerving commitment to productivity, reduction of costs, improved quality, and dedication to customer services in conjunction with the company's program to accelerate continuous improvement. The concentration on people is reflected by the on-going sensitivity to the importance of innovative efforts at the individual level, which contributes to the success of the company's continuous improvement of customer satisfaction and shareholder value.

Net sales for the first quarter were $568.9 million, up 22% from $466.5 million a year earlier. The company increased sales in all geographic markets except Mexico where sales have fallen due to the peso devaluation and resulting economic contraction. Gross profit for the quarter was $138.8 million (24.4% of net sales) compared to $91.4 million (19.6% of net sales) in the same period a year ago. The higher sales volume along with improved prices and a more favorable product mix contributed to the increase in profits. The company also realized gains resulting from its efforts to reduce costs, increase productivity, and improve capacity utilization.

Selling, administrative, and general expenses were $73.6 million (12.9% of net sales) in the first quarter of 1995 compared to $70.3 million (15.1% of net sales) in 1994. The company's administrative streamlining program initiated in the fourth quarter of 1991 has essentially been completed. Administrative cost savings and the related reduction in worldwide salaried employment levels that were expected to result from the program have been met. The company continues to focus on making improvements in its administrative functions with the intent of increasing overall effectiveness and efficiency.

Bearing Business net sales increased by 24.4% to $395 million in the first quarter of 1995 compared to $317.6 million in the year-earlier period. Bearing sales in the U.S. increased in all market segments, including the long-depressed aerospace market which showed some improvement. The company's European sales were up considerably as a result of Europe's continued emergence from the recession. Bearing Business operating income nearly tripled, totaling $41.8 million in the first quarter versus $15 million in 1994's first period. This increase in profit resulted primarily from the increase in sales volume, improved prices, and a more favorable product mix. Gains resulting from improved productivity were partially offset by higher

Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Results of Operations (Cont.)

employment costs related to the higher level of activity, which continues to add to overtime and requires the shift of some products to less efficient processes.

Steel Business sales of $173.9 million were 16.8% higher than the $148.9 million recorded a year earlier. Operating income in 1995's first quarter was $23.4 million, up from $6.1 million in the year-earlier period.
Continued strong demand, better market position, improved product mix, higher productivity and improved prices collectively contributed to this improved performance level. In addition, the normal to mild winter weather in the first quarter of 1995 enabled the business to avoid weather-induced production interruptions that had occurred in the same period one year earlier. Scrap prices were down slightly from a year ago but continued at persistently high levels.

Interest expense was lower in the first quarter of 1995 primarily due to the lower inflationary impact on interest for loans outstanding at the company's subsidiary in Brazil. Other expense - net was high in comparison to 1994's first quarter as 1994 reflected a favorable currency translation adjustment related to the company's subsidiary in Brazil.

Financial Condition

Total assets increased by $81.2 million from December 31, 1994, primarily as a result of increased accounts receivable and inventories. The $42.5 million increase in accounts receivable, as reflected in the Consolidated Statements of Cash Flows, relates primarily to the increase in sales. The $39.4 million increase in inventories and other assets relates primarily to the higher level of production activity in the first quarter 1995. The number of days' sales in receivables and the number days' supply in inventory at March 31, 1995, were basically unchanged compared to the previous year-end levels. The increase in accounts payable and accrued expenses relates to the higher level of activity and increased profitability that resulted in higher income taxes payable. In spite of the substantially higher working capital needs, the company was able to limit the increase in debt to a nominal amount. The company continues to expect that debt will be reduced during 1995. The ratio of debt to total capital of 27.2% was basically unchanged from 27.6% at year-end 1994.

Purchases of property, plant and equipment - net in the first quarter of 1995 were $28.7 million compared to $26 million a year earlier. The company is continuing to invest in the most advanced and innovative technologies in its plants throughout the world.

The increase in costs in excess of acquired business primarily related to the company's first quarter 1995 acquisition of Rail Bearing Service, Inc. Rail Bearing Service remanufactures Timken bearings used in the railroad industry.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Financial Condition (Cont.)

The company continues to make excellent progress in the program to accelerate continuous improvement in its manufacturing plants worldwide and to increase its long-term competitive position. The program announced in December 1993, seeks to reduce the company's manufacturing cost structure by about 15% based on 1993 volume levels, which equals about $200 million on an annual basis. Certain costs to implement the program, approximately $28 million, were charged to operations in 1993. Incremental costs for engineering, employee training and other manufacturing-related activities are expected to exceed $50 million during the implementation phase of this project. Such costs will be recognized in the company's financial statements when incurred and will be paid from operations. Incremental capital expenditures relating to the program will be about $100 million and will result in increased depreciation in future years.

The manufacturing improvement program has now started at virtually every company manufacturing site worldwide. The company is on track to realize the anticipated savings resulting from the program. To date, the company spent and charged to operations approximately $4.5 million on manufacturing-related costs involved with implementing cost saving ideas. Approximately $1.6 million of these costs were charged to operations in the first quarter of 1995. To date, the company has also expended about $13 million on capital expenditures to implement cost saving ideas related to the program of which approximately $6 million was spent in the first quarter of 1995. The cash expenditures for the incremental implementation costs and the capital expenditures have been offset by the savings realized to date by the program.

Of the $28 million reserve established in December 1993, for certain implementation costs, $14.2 million remained at December 31, 1994. In the first quarter, 1995, the company had cash outlays of approximately $1.5 million that was charged to the reserve. Most of the cash outlays relate to the payment of consulting fees to a third party for their cost reduction methodology and specialized expertise in this area. Management believes that the remaining manufacturing provision of $12.7 million is sufficient to cover future cash expenditures for separation costs and consulting fees.

In 1993, the company also provided $3 million for administrative streamlining. In the first quarter of 1995, $0.2 million was charged against the $1.8 million reserve that remained at December 31, 1994. The March 31, 1995 reserve balance of $1.6 million is believed to be adequate to cover future expenditures.

Other Information

On April 18, 1995, the company announced the following senior management changes:

          Peter J. Ashton, executive vice president and president - bearings, retired after 42 years of service with the company. Mr. Ashton had been an officer since 1980 and had served on the company's Board of Directors since 1983.

          Robert L. Leibensperger, currently vice president - technology, was elected to the position of executive vice president and president - bearings. Mr. Leibensperger has been an officer since 1986.

          Thomas W. Strouble, currently vice president - sales and marketing
          - bearings - North America, was elected to the position of vice president - technology and elected an officer of the company.

During the first quarter, the company broke ground for the expansion of its Altavista, Virginia, Bearing Plant which produces SENSOR-PAC(TM) anti-lock braking system "smart bearings."

Also during the first quarter, the Steel Business announced the opening of a new facility in Columbus, North Carolina that will be part of the fast-growing Steel Parts Business.

The company has determined that the effect of amendments to the Clean Air Act of 1990 on its utility suppliers will increase its costs of electricity by less than $2 million annually, beginning in the second quarter of 1995. The company had disclosed previously, in its 1994 Annual Report, that it estimated the potential increase in electricity costs could be in the range of $4 million to $5 million annually.

On April 18, 1995, the Board of Directors declared a quarterly cash dividend of $.27 per share, which is payable on June 5, 1995, to shareholders of record at the close of business on May 19, 1995.

                                                                        12.
Part II.  OTHER INFORMATION


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

          In August 1994, the company's Latrobe Steel Company subsidiary was served with a complaint by seven former employees. Each of the employees had been terminated from employment in late 1993 as part of the company's administrative streamlining efforts. The plaintiffs' claims include discrimination on account of age and/or disability status, wrongful termination in violation of public policy, breach of contract and promissory estoppel. The relief requested includes reinstatement, back pay, front pay, liquidated damages, attorneys' fees and compensatory and punitive damages under the Americans With Disabilities Act and Pennsylvania law.

          The company has denied all of the plaintiff's allegations and believes that it has valid defenses to the plaintiffs' claims. Discovery in the case is now completed, and a motion for summary judgment has been filed by the company. The company believes that the ultimate resolution of this matter will not be material to its financial condition or results of operations.


 Item 2.  Changes in Securities

          Not applicable.


 Item 3.  Defaults Upon Senior Securities

          Not applicable.


 Item 4.  Submission of Matters to a Vote of Security Holders

          The Board of Directors recommended the three individuals set forth below be elected Directors in Class I at the 1995 Annual Meeting of Shareholders of The Timken Company held on April 18, 1995, to serve for a term of three years expiring at the Annual Meeting in 1998 (or until their respective successors are elected and qualified). All of the nominees which had been previously elected as a Director by the shareholders, were re-elected at the 1995 meeting.

                                       Affirmative       Withheld
                                       ___________       ________
          Robert Anderson               27,738,225        232,549
          Ward J. Timken                27,763,573        207,201
          Charles H. West               27,760,822        209,952

 Item 5.  Other Information

          Not applicable.


 Item 6.  Exhibits and Reports on Form 8-K

          (a).  Exhibits

                11  Computation of Per Share Earnings
                27  Article 5

          (b).  Reports on Form 8-K

                On January 24, 1995, the company filed a Form 8-K regarding the acquisition of substantially all of the assets and assumption of certain of the liabilities of Rail Bearing Service, Inc., (RBS), a Virginia corporation. RBS sells and services bearings and related parts for use in railroad rolling stock and other equipment. No financial statements were filed.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       The Timken Company
                                       ______________________________



Date         May 12, 1995          BY  /s/ J. F. Toot, Jr.
      ________________________         ______________________________
                                       J. F. Toot, Jr., Director;
                                       President and Chief Executive
                                       Officer



Date         May 12, 1995          BY  /s/ G. E. Little
      ________________________         ______________________________
                                       G. E. Little
                                       Vice President - Finance