Form 10-Q
period 1995-06-30
TIMKEN CO
filed 1995-08-11
CIK 98362

                                                                            1.
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.   20549

                            FORM 10Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934 for the quarterly period ended June 30, 1995.

Commission File No. 1-1169


                       THE TIMKEN COMPANY
            Exact name of registrant as specified in its charter


Ohio                                       34-0577130
State or other jurisdiction of            I.R.S. Employer
incorporation or organization              Identification No.


1835 Dueber Avenue, S.W., Canton, Ohio     44706-2798
Address of principal executive offices     Zip Code


(216) 438-3000
Registrant's telephone number, including area code


Not Applicable
Former name, former address and former fiscal year if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.

                    YES    X      NO
                          ___         ___


Common shares outstanding at June 30, 1995, 31,202,512.