Form 10-Q/A
period 1995-06-30
TIMKEN CO
filed 1995-08-21
CIK 98362

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

                    YES    X      NO
                          ___         ___


Common shares outstanding at June 30, 1995, 31,202,512.

                                                                            2.
PART I.  FINANCIAL INFORMATION
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)


                                                     June 30      Dec. 31
                                                      1995         1994
ASSETS                                                  ------       ------
Current Assets                                        (Thousands of dollars)
Cash and cash equivalents.........................      $6,566      $12,121
Accounts receivable, less allowances,
(1995-$6,886; 1994-$6,268)........................     319,533      263,533
Deferred income taxes.............................      47,177       49,222
Inventories (Note 2) .............................     357,235      332,304
                                                        ------       ------
          Total Current Assets....................     730,511      657,180

Property, Plant and Equipment.....................   2,294,088    2,230,004
 Less allowances for depreciation.................   1,259,899    1,199,553
                                                        ------       ------
                                                     1,034,189    1,030,451

Costs in excess of net assets of acquired business,
less amortization, (1995-$13,352; 1994-$11,818)...     102,027       91,249
Deferred income taxes.............................      43,030       45,395
Other assets......................................      39,190       34,459
                                                        ------       ------
      Total Assets................................  $1,948,947   $1,858,734
                                                        ======       ======

LIABILITIES
Current Liabilities
Accounts payable and other liabilities............    $234,539     $216,568
Short-term debt and commercial paper..............     118,449      128,612
Accrued expenses..................................     154,543      133,444
                                                        ------       ------
          Total Current Liabilities...............     507,531      478,624

Noncurrent Liabilities
Long-term debt (Note 3) ..........................     150,797      150,907
Accrued pension cost..............................     108,798      109,644
Accrued postretirement benefits cost..............     392,034      386,668
                                                        ------       ------
                                                       651,629      647,219

Shareholders' Equity (Note 4)
Common stock......................................     312,381      307,060
Earnings invested in the business.................     488,795      440,083
Cumulative foreign currency translation adjustment     (11,389)     (14,252)
                                                        ------       ------
          Total Shareholders' Equity..............     789,787      732,891

      Total Liabilities and Shareholders' Equity..  $1,948,947   $1,858,734
                                                        ======       ======

                                                                            3.

PART I.  FINANCIAL INFORMATION
Continued
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                      Six Months Ended      Three Months Ended
                                                  June 30     June 30     June 30     June 30
                                                    1995        1994        1995        1994
                                                     ------      ------      ------      ------
                                                (Thousands of dollars, except per share data)
Net sales....................................... $1,154,696    $960,528    $585,797    $494,046
Cost of product sold............................    882,728     756,199     452,655     381,159
                                                     ------      ------      ------      ------
   Gross Profit.................................    271,968     204,329     133,142     112,887

Selling, administrative and general expenses....    148,422     141,161      74,783      70,832
                                                     ------      ------      ------      ------
   Operating Income.............................    123,546      63,168      58,359      42,055

Interest expense................................    (10,381)    (14,163)     (4,945)     (6,780)
Other - net.....................................     (7,148)        (74)     (3,313)         19
                                                     ------      ------      ------      ------
   Other Income (Expense).......................    (17,529)    (14,237)     (8,258)     (6,761)

   Income Before Income Taxes...................    106,017      48,931      50,101      35,294

Provision for Income Taxes (Note 5).............     40,498      20,551      18,858      14,660
                                                     ------      ------      ------      ------
   Net Income...................................    $65,519     $28,380     $31,243     $20,634
                                                     ======      ======      ======      ======

   Net Income Per Share * ......................      $2.11       $0.92       $1.00       $0.67
                                                     ======      ======      ======      ======

   Dividends Per Share..........................      $0.54       $0.50       $0.27       $0.25
                                                     ======      ======      ======      ======

* Per average shares outstanding................ 31,117,222  30,890,262  31,155,318  30,922,092

                                                                            4.

PART I.  FINANCIAL INFORMATION Continued

THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)



                                                            Six Months Ended
Cash Provided (Used)                                      June 30     June 30
                                                            1995        1994
                                                             ------      ------
OPERATING ACTIVITIES                                     (Thousands of dollars)
Net Income..............................................    $65,519     $28,380
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization..........................     62,034      59,183
 Provision (credit) for deferred income taxes...........      2,088      (6,896)
 Stock issued in lieu of cash to employee benefit plans.      3,182         581
 Changes in operating assets and liabilities:
  Accounts receivable...................................    (53,234)    (41,739)
  Inventories and other assets..........................    (39,832)    (10,322)
  Accounts payable and accrued expenses.................     40,285      33,766
  Foreign currency translation..........................      1,271        (140)
                                                             ------      ------
   Net Cash Provided (Used) by Operating Activities.....     81,313      62,813

INVESTING ACTIVITIES
 Purchases of property, plant and equipment - net.......    (57,939)    (52,038)

FINANCING ACTIVITIES
 Cash dividends paid to shareholders....................    (14,668)    (12,859)
 Payments on long-term debt.............................       (102)       (136)
 Short-term debt activity - net.........................    (13,851)        883
                                                             ------      ------
   Net Cash Provided (Used) by Financing Activities.....    (28,621)    (12,112)

Effect of exchange rate changes on cash.................       (308)         51

Increase or (Decrease) in Cash and Cash Equivalents.....     (5,555)     (1,286)
Cash and Cash Equivalents at Beginning of Period........     12,121       5,284
                                                             ------      ------
Cash and Cash Equivalents at End of Period..............     $6,566      $3,998
                                                             ======      ======

                                                                            5.

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)
Note 1 -- Basis of Presentation
The accompanying consolidated condensed financial statements (unaudited) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included.
For further information, refer to the consolidated financial statements and footnotes included in the company's annual report on Form 10-K for the year ended December 31, 1994.


                                                            6/30/95     12/31/94
Note 2 -- Inventories                                          ------      ------
                                                           (Thousands of dollars)
Finished products                                            $106,788     $94,162
Work-in-process and raw materials                             209,361     198,161
Manufacturing supplies                                         41,086      39,981
                                                               ------      ------
                                                             $357,235    $332,304
                                                               ======      ======


Note 3 -- Long-term Debt                                    6/30/95     12/31/94
                                                               ------      ------
                                                           (Thousands of dollars)
7-1/2% State of Ohio Pollution Control
   Revenue Refunding Bonds, maturing on
   January 1, 2002                                            $17,000     $17,000
State of Ohio Water Development Revenue
   Refunding Bond, maturing on May 1, 2007.
   The variable interest rate is tied to the
   bank's tax exempt weekly interest rate.
   The rate at June 30, 1995 is 4.00%.                          8,000       8,000
State of Ohio Air Quality and Water Development
   Revenue Refunding Bonds, maturing on
   June 1, 2001.  The variable interest rate
   is tied to the bank's tax exempt weekly
   interest rate.  The rate at June 30, 1995
   is 4.00%                                                    21,700      21,700
Fixed Rate Medium-term Notes, Series A, due at
   various dates through September, 2002 with
   interest rates ranging from 7.20% to 9.25%                 133,000     133,000

Other                                                           1,313       1,430
                                                               ------      ------
                                                              181,013     181,130
Less:  Current Maturities                                      30,216      30,223
                                                               ------      ------
                                                             $150,797    $150,907
                                                               ======      ======

                                                                            6.
PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)
Continued

Note 4 -- Shareholders' Equity                   06/30/95  12/31/94
                                                   ------    ------
Class I and Class II serial preferred stock      (Thousands of dollars)
without par value:
   Authorized --   10,000,000 shares each class
   Issued - none                                       $0        $0
Common Stock without par value:
   Authorized -- 100,000,000 shares
   Issued (including shares in treasury)
      1995 - 31,204,303 shares
      1994 - 31,061,538 shares
   Stated Capital                                  53,064    53,064
   Other paid-in capital                          259,397   254,002
Less cost of Common Stock in treasury
      1995 - 1,791 shares
      1994 -   180 shares                              80         6
                                                   ------    ------
                                                 $312,381  $307,060
                                                   ======    ======


An analysis of the change in capital and earnings invested in the business is as follows:
                                                 Common Stock
                                                -------------------- Earnings    Foreign
                                                            Other    Invested   Currency
                                                  Stated   Paid-In    in the   TranslationTreasury
                                                 Capital   Capital   Business  Adjustment    Stock    Total
                                                   ------    ------     ------     ------   ------     ------
                                                                    (Thousands of dollars)
Balance December 31, 1994                         $53,064  $254,002   $440,083   ($14,252)     ($6)  $732,891
Net Income                                                              65,519                         65,519
Dividends paid - $.54 per share                                        (16,807)                       (16,807)
Employee benefit and dividend reinvestment plans:             5,395                            (74)     5,321
  Treasury - issued/acquired   1,611 shares
   Common Stock - issued  142,524 shares
Foreign currency translation adjustment                                             2,863               2,863
                                                   ------    ------     ------     ------   ------     ------
Balance June 30, 1995                             $53,064  $259,397   $488,795   ($11,389)    ($80)  $789,787
                                                   ======    ======     ======     ======   ======     ======

                                                                            7.
PART I. NOTES TO FINANCIAL STATEMENTS
(Unaudited)  Continued

Note 5 -- Income Tax Provision        Six Months Ended Three Months Ended
                                     June 30  June 30   June 30  June 30
                                      1995     1994      1995     1994
                                      ------   ------    ------   ------
                    U.S.                       (Thousands of dollars)
                       Federal       $28,325  $14,052   $13,322  $11,626
                       State & Local   4,693    2,225     2,190    1,946
                    Foreign            7,480    4,274     3,346    1,088
                                      ------   ------    ------   ------
                                     $40,498  $20,551   $18,858  $14,660
                                      ======   ======    ======   ======

Taxes provided exceed the U.S. statutory rate primarily due to state and local taxes.

                                                                            8.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations

As a result of continuing market expansion, increasing productivity and slightly improved pricing, the company achieved sales and earnings records for the first half of 1995 as well as a new sales high for the quarter ended June 30. This performance is indicative of the company's dedication to building momentum for additional success in the 1990s.

Although the company has benefited from expanding demand throughout the world, the results for the first half and second quarter reflect the company's good management of its facilities and the dedication and hard work of its associates. The company continues to make progress on its accelerated continuous improvement program in its worldwide manufacturing facilities, an aggressive cost-cutting effort. In addition, product enrichment, a combination of new products and innovatively redesigning existing products, has been an important contributor to the company's sales growth. All of these factors have helped the company to meet global demand, increase market penetration and sell in many more markets throughout the world.

Net sales for the second quarter of 1995 were $585.8 million, up 18.6% from $494 million a year earlier. The company increased sales in all major markets, including soft markets such as aerospace and oil and gas. Sales were also higher in most geographic markets except Mexico where sales have fallen due to the peso devaluation and resulting economic contraction. Gross profit for the quarter was $133.1 million (22.7% of net sales) compared to $112.9 million (22.8% of net sales) in the same period a year ago. The higher sales volume along with improved prices and increasing productivity contributed to the higher profits. This improvement was offset in part by costs related to the company's efforts to serve its customers' needs which continue to require overtime and the shift of some products to less efficient processes. Training costs were also higher in the second quarter of 1995.

Selling, administrative and general expenses were $74.8 million (12.8% of net sales) in the second quarter of 1995 compared to $70.8 million (14.3% of net sales) in 1994. Despite sharply higher sales and attendant supporting costs, selling, administrative and general expenses in the second quarter of 1995 were lower as a percent of sales when compared to the year-ago period. The company continues to focus on making improvements in its administrative functions with the intent of increasing overall effectiveness and efficiency.

                                                                            9.

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

Results of Operations (Cont.)

Management believes that success in this area will continue to be a significant component of the company's strengthened international leadership.

Bearing Business net sales increased by 18.6% to $399.8 million in the second quarter of 1995 compared to $337 million in the year-earlier period. Bearing sales were up in all industries the company serves and in most geographic markets, excluding Mexico. Bearing Business operating income rose 60.6% to $34.2 million from $21.3 million in 1994's second quarter. This increase in profit resulted primarily from the higher sales volume, increasing productivity and improved prices. Results would have been better except for costs associated with stretching to meet high customer demand.

Steel Business sales of $186 million were 18.5% higher than the $157 million recorded a year earlier. Operating income in 1995's second quarter was $24.1 million, up $3.3 million from the year-earlier period. Higher sales volume, cost reductions and improved pricing all led to the increase in profitability.

Interest expense was lower in the second quarter of 1995 primarily due to the lower inflationary impact on interest for loans outstanding at the company's subsidiary in Brazil. Other expense - net was higher in 1995's second quarter. The second quarter 1994 amount reflected a favorable currency translation adjustment related to the company's subsidiary in Brazil.

Financial Condition

Total assets increased by $90.2 million from December 31, 1994, primarily as a result of increased accounts receivable and inventories. The $53.2 million increase in accounts receivable, as reflected in the Consolidated Statements of Cash Flows, relates primarily to the increase in sales. The $39.8 million increase in inventories and other assets relates primarily to the higher level of production activity in the first quarter 1995. The number of days' sales in receivables and the number of days' supply in inventory at June 30, 1995, were slightly lower compared to the previous year-end levels. The increase in accounts payable and accrued expenses relates to the higher level of activity.

In spite of the substantially higher working capital needs, the company was able to decrease debt in the second quarter. The company

                                                                           10.

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

Financial Condition (Cont.)

believes that a strong balance sheet is extremely important for its type of business - a manufacturing enterprise with a strong leadership position - and expects to achieve a substantially reduced debt level by the end of 1995. The ratio of debt to total capital of 25.4% was lower than the 27.6% at year-end 1994. Both the company's lower debt level and the increase in shareholders' equity, resulting primarily from higher earnings, account for the improvement in the ratio.

Purchases of property, plant and equipment - net in the second quarter of 1995 were $29.2 million compared to $26 million a year earlier. The company is continuing to invest in the most advanced and innovative technologies in its plants throughout the world. Capital investments within existing plants have allowed the company to increase capacity needed to meet the higher customer demand for its products.

The increase in costs in excess of acquired business primarily related to the company's first quarter 1995 acquisition of Rail
Bearing Service, Inc.

The company continues to make excellent progress in the program to accelerate continuous improvement in its manufacturing plants worldwide and to increase its long-term competitive position. The program, announced in December 1993, seeks to reduce the company's manufacturing cost structure by about 15% based on 1993 volume levels. Total net savings resulting from the program are expected to be at least $200 million on an annual basis. Certain costs to implement the program, approximately $28 million, were charged to operations in 1993. Incremental costs for engineering, employee training and other manufacturing-related activities are expected to exceed $50 million during the implementation phase of this project. Such costs will be recognized in the company's financial statements when incurred and will be paid from operations. Incremental capital expenditures relating to the program will be about $100 million and will result in increased depreciation in future years.

The manufacturing improvement program is in progress at virtually every company manufacturing site worldwide. The company is on track to realize the anticipated savings resulting from the program.
Since inception of the formal program in 1994, the company has spent and charged to operations approximately $6.2 million on manufacturing-related costs involved with implementing cost saving

                                                                           11.

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

Financial Condition (Cont.)

ideas. Approximately $1.7 million of these costs were charged to operations in the second quarter of 1995. In addition, the company has also expended about $19 million on capital expenditures to implement cost saving ideas related to the program of which approximately $6 million was spent in the second quarter of 1995. The estimated savings from the program realized to-date have more than offset the cash expenditures for the incremental implementation costs and capital expenditures. Net positive cash flow of approximately $13 million has been realized since the inception of the program in 1994, with approximately $8 million being realized in 1995. Continuous improvement ideas implemented as part of this program have also contributed to increased capacity needed to meet the higher customer demand.

Of the $28 million reserve established in December 1993, for certain implementation costs, $14.2 million remained at December 31, 1994. In the second quarter of 1995, the company had cash outlays of approximately $0.7 million that were charged to the reserve. Most of the cash outlays relate to the payment of consulting fees to a third party for their cost reduction methodology and specialized expertise in this area. Management believes that the remaining manufacturing provision of $12.0 million is sufficient to cover future cash expenditures for separation costs and consulting fees.

In 1993, the company also provided $3 million for administrative streamlining. In the second quarter of 1995, $0.1 million was charged against the $1.8 million reserve that remained at December 31, 1994. The June 30, 1995, reserve balance of $1.5 million is believed to be adequate to cover future expenditures.

The company is in the process of making modifications to its unsecured, $300 million revolving credit agreement. The changes will be effective August 31, 1995, and will basically involve a pricing change which will reduce the company's fees and borrowing rates. The term of the $300 million credit agreement will be extended from August 31, 1999, to August 31, 2000. The existing 364-day credit agreement of $100 million will be terminated on August
31, 1995, as part of the change.

Other Information

At a June 4, 1995, meeting of the Board of Directors, Martin D.
Walker was elected a director of The Timken Company, and at its

                                                                           12.

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

Other Information (Cont.)

August 4, 1995, meeting was elected to the Audit Committee.
Mr. Walker has served as chairman and chief executive officer of M. A. Hanna Company in Cleveland, Ohio, since he joined the company in 1986. He brings more than 40 years of experience in business and manufacturing to the company's Board of Directors.

On August 4, 1995, the Board of Directors declared a quarterly cash dividend of $.27 per share, which is payable on September 5, 1995, to shareholders of record at the close of business on August 18, 1995.

                                                                           13.

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


 Item 2.  Changes in Securities

          Not applicable.


 Item 3.  Defaults Upon Senior Securities

          Not applicable.

                                                                           14.

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



                                       The Timken Company
                                  _______________________________


Date       August 11, 1995        BY   /s/ J. F. Toot, Jr.
      ________________________    _______________________________
                                       J. F. Toot, Jr., Director;
                                       President and Chief
                                       Executive Officer



Date       August 11, 1995        BY   /s/ G. E. Little
      ________________________    _______________________________
                                       G. E. Little
                                       Vice President - Finance