Form 10-Q
period 1995-09-30
TIMKEN CO
filed 1995-11-13
CIK 98362

1. UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.   20549

                           FORM 10Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934 for the quarterly period ended September 30, 1995.

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

                    YES    X      NO
                        ___         ___


Common shares outstanding at September 30, 1995, 31,287,961.

PART I.  FINANCIAL INFORMATION                                           2.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)


                                                     Sep. 30      Dec. 31
                                                      1995         1994
ASSETS                                                  ------       ------
Current Assets                                        (Thousands of dollars)
Cash and cash equivalents.........................      $9,506      $12,121
Accounts receivable, less allowances,
(1995-$7,147; 1994-$6,268)........................     297,645      263,533
Deferred income taxes.............................      42,381       49,222
Inventories (Note 2) .............................     381,935      332,304
                                                        ------       ------
          Total Current Assets....................     731,467      657,180

Property, Plant and Equipment.....................   2,310,114    2,230,004
 Less allowances for depreciation.................   1,279,190    1,199,553
                                                        ------       ------
                                                     1,030,924    1,030,451

Costs in excess of net assets of acquired business,
less amortization, (1995-$14,129; 1994-$11,818)...     101,556       91,249
Deferred income taxes.............................      44,600       45,395
Other assets......................................      46,700       34,459
                                                        ------       ------
      Total Assets................................  $1,955,247   $1,858,734
                                                        ======       ======

LIABILITIES
Current Liabilities
Accounts payable and other liabilities............    $216,892     $216,568
Short-term debt and commercial paper..............     134,367      128,612
Accrued expenses..................................     166,203      133,444
                                                        ------       ------
          Total Current Liabilities...............     517,462      478,624

Noncurrent Liabilities
Long-term debt (Note 3) ..........................     151,162      150,907
Accrued pension cost..............................      90,233      109,644
Accrued postretirement benefits cost..............     392,916      386,668
                                                        ------       ------
                                                       634,311      647,219

Shareholders' Equity (Note 4)
Common stock......................................     315,336      307,060
Earnings invested in the business.................     499,387      440,083
Cumulative foreign currency translation adjustment     (11,249)     (14,252)
                                                        ------       ------
          Total Shareholders' Equity..............     803,474      732,891

      Total Liabilities and Shareholders' Equity..  $1,955,247   $1,858,734
                                                        ======       ======

PART I.  FINANCIAL INFORMATION                                                               3.
Continued
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                       Nine Months Ended   Three Months Ended
                                                  Sep. 30     Sep. 30     Sep. 30     Sep. 30
                                                    1995        1994        1995        1994
                                                     ------      ------      ------      ------
                                                (Thousands of dollars, except per share data)
Net sales....................................... $1,674,159  $1,426,872    $519,463    $466,344
Cost of product sold............................  1,286,640   1,121,927     403,912     365,728
                                                     ------      ------      ------      ------
   Gross Profit.................................    387,519     304,945     115,551     100,616

Selling, administrative and general expenses....    225,974     211,905      77,552      70,744
                                                     ------      ------      ------      ------
   Operating Income.............................    161,545      93,040      37,999      29,872

Interest expense................................    (15,162)    (19,293)     (4,781)     (5,130)
Other - net.....................................     (9,575)     (2,628)     (2,427)     (2,554)
                                                     ------      ------      ------      ------
   Other Income (Expense).......................    (24,737)    (21,921)     (7,208)     (7,684)

   Income Before Income Taxes...................    136,808      71,119      30,791      22,188

Provision for Income Taxes (Note 5).............     52,261      28,447      11,763       7,896
                                                     ------      ------      ------      ------
   Net Income...................................    $84,547     $42,672     $19,028     $14,292
                                                   ========    ========    ========    ========

   Net Income Per Share * ......................      $2.71       $1.38       $0.61       $0.46
                                                   ========    ========    ========    ========

   Dividends Per Share..........................      $0.81       $0.75       $0.27       $0.25
                                                   ========    ========    ========    ========

* Per average shares outstanding................ 31,159,689  30,921,919  31,244,711  30,987,827

PART I.  FINANCIAL INFORMATION Continued                                     4.

THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                               Nine Months Ended
Cash Provided (Used)                                      Sep. 30     Sep. 30
                                                            1995        1994
                                                             ------      ------
OPERATING ACTIVITIES                                     (Thousands of dollars)
Net Income..............................................    $84,547     $42,672
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization..........................     92,756      88,985
 Provision (credit) for deferred income taxes...........      5,790       1,485
 Stock issued in lieu of cash to employee benefit plans.      4,383       1,492
 Changes in operating assets and liabilities:
  Accounts receivable...................................    (32,058)    (35,756)
  Inventories and other assets..........................    (72,561)    (23,327)
  Accounts payable and accrued expenses.................     22,469       5,493
  Foreign currency translation..........................        (22)        (99)
                                                             ------      ------
   Net Cash Provided (Used) by Operating Activities.....    105,304      80,945

INVESTING ACTIVITIES
 Purchases of property, plant and equipment - net.......    (89,313)    (79,351)

FINANCING ACTIVITIES
 Cash dividends paid to shareholders....................    (21,493)    (19,284)
 Payments on long-term debt.............................        269        (259)
 Short-term debt activity - net.........................      2,755      23,053
                                                             ------      ------
   Net Cash Provided (Used) by Financing Activities.....    (18,469)      3,510

Effect of exchange rate changes on cash.................       (137)        274

Increase or (Decrease) in Cash and Cash Equivalents.....     (2,615)      5,378
Cash and Cash Equivalents at Beginning of Period........     12,121       5,284
                                                             ------      ------
Cash and Cash Equivalents at End of Period..............     $9,506     $10,662
                                                             ======      ======

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                             5.

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
                                                            9/30/95     12/31/94
Note 2 -- Inventories                                        ------      ------
                                                           (Thousands of dollars)
Finished products                                            $122,724     $94,162
Work-in-process and raw materials                             217,647     198,161
Manufacturing supplies                                         41,564      39,981
                                                               ------      ------
                                                             $381,935    $332,304
                                                               ======      ======


Note 3 -- Long-term Debt                                    9/30/95     12/31/94
                                                               ------      ------
                                                           (Thousands of dollars)
7-1/2% State of Ohio Pollution Control
   Revenue Refunding Bonds, maturing on
   January 1, 2002                                            $17,000     $17,000
State of Ohio Water Development Revenue
   Refunding Bond, maturing on May 1, 2007.
   The variable interest rate is tied to the
   bank's tax exempt weekly interest rate.
   The rate at September 30, 1995 is 4.20%.                     8,000       8,000
State of Ohio Air Quality and Water Development
   Revenue Refunding Bonds, maturing on
   June 1, 2001.  The variable interest rate
   is tied to the bank's tax exempt weekly
   interest rate.  The rate at September 30, 1995
   is 4.20%                                                    21,700      21,700
Fixed Rate Medium-term Notes, Series A, due at
   various dates through September, 2002 with
   interest rates ranging from 7.20% to 9.25%                 133,000     133,000
Other                                                           1,742       1,430
                                                               ------      ------
                                                              181,442     181,130
Less:  Current Maturities                                      30,280      30,223
                                                               ------      ------
                                                             $151,162    $150,907
                                                               ======      ======

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                        6.
Continued
Note 4 -- Shareholders' Equity                   09/30/95  12/31/94
                                                   ------    ------
Class I and Class II serial preferred stock      (Thousands of dollars)
without par value:
   Authorized --   10,000,000 shares each class
   Issued - none                                       $0        $0
Common Stock without par value:
   Authorized -- 100,000,000 shares
   Issued (including shares in treasury)
      1995 - 31,288,420 shares
      1994 - 31,061,538 shares
   Stated Capital                                  53,064    53,064
   Other paid-in capital                          262,293   254,002
Less cost of Common Stock in treasury
      1995 - 459 shares
      1994 -   180 shares                              21         6
                                                   ------    ------
                                                 $315,336  $307,060
                                                   ======    ======

An analysis of the change in capital and earnings invested in the business is as follows:
                                                 Common Stock
                                                -------------------- Earnings    Foreign
                                                            Other    Invested   Currency
                                                  Stated   Paid-In    in the   TranslationTreasury
                                                 Capital   Capital   Business  Adjustment    Stock    Total
                                                   ------    ------     ------     ------   ------     ------
                                                                    (Thousands of dollars)
Balance December 31, 1994                         $53,064  $254,002   $440,083   ($14,252)     ($6)  $732,891
Net Income                                                              84,547                         84,547
Dividends paid - $.81 per share                                        (25,243)                       (25,243)
Employee benefit and dividend reinvestment plans:             8,291                            (15)     8,276
  Treasury - issued/acquired   279 shares
   Common Stock - issued  226,882 shares
Foreign currency translation adjustment                                             3,003               3,003

                                                   ------    ------     ------     ------   ------     ------
Balance September 30, 1995                        $53,064  $262,293   $499,387   ($11,249)    ($21)  $803,474
                                                   ======    ======     ======     ======   ======     ======

PART I. NOTES TO FINANCIAL STATEMENTS                                      7.
(Unaudited)  Continued

Note 5 -- Income Tax Provision         Nine Months Ended    Three Months Ended
                                     Sep. 30   Sep. 30    Sep. 30    Sep. 30
                                      1995      1994       1995       1994
                                      ------     ------    ------      ------
                    U.S.                       (Thousands of dollars)
                       Federal       $35,684    $20,283    $7,359      $6,231
                       State & Local   6,604      1,843     1,911        (382)
                    Foreign            9,973      6,321     2,493       2,047
                                      ------     ------    ------      ------
                                     $52,261    $28,447   $11,763      $7,896
                                      ======     ======    ======      ======

Taxes provided exceed the U.S. statutory rate primarily due to state and local taxes.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations

Continuing strong demand for the company's products, rising productivity, and slightly improved pricing contributed to strong increases in sales and profits for the quarter ended September 30, 1995. Sales and earnings for the first nine months set all-time company records.

Although the company's performance was impacted somewhat by a softening in the U.S. economy, particularly in the automotive market, strong worldwide demand combined with the intense efforts of the company's associates produced solid results. Sales in Mexico remain light as a result of the unfavorable economic conditions there. A slowdown has also occurred in Brazil; however, the company has redirected excess production capacity at its manufacturing facility there to meet the high demands in other parts of the world. The company continues to operate near capacity in most of its plants.

Higher overtime and training costs associated with increased customer demand also slowed earnings growth in the third quarter. The company expects this pattern to continue through the remainder of 1995. Initiatives to reduce structural costs and improve productivity remain on track.

Net sales for the third quarter were $519.5 million, up 11.4% from $466.3 million a year earlier. The company increased sales in virtually all of its markets except Mexico and Brazil. Gross profit for the quarter was $115.6 million (22.2% of net sales) compared to $100.6 million (21.6% of net sales) in the same period a year ago. The higher sales volume and improved prices contributed to the increase in profits. Gains resulting from efforts to reduce costs, increase productivity, and improve capacity utilization were offset in part by higher overtime and training costs incurred to meet increased customer demand.

Selling, administrative, and general expenses were $77.6 million (14.9% of net sales) in the third quarter of 1995 compared to $70.7 million (15.2% of net sales) in 1994. The company continues to focus on continuous improvement in its administrative functions with the intent of increasing overall effectiveness and efficiency.

Bearing Business net sales increased by 10.8% to $351.5 million in the third quarter of 1995 compared to $317.3 million in the year-

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

Results of Operations (Cont.)

earlier period. Bearing Business operating income was $33.4 million in the 1995's third quarter, up 53.9% over the $21.7 million reported in the third quarter of 1994. The business recognized income in the third quarter from a write-up related to the annual taking of physical inventory which improved profitability. In addition, strong volume, improved sales mix, and better pricing also occurred. These gains were offset by higher employment costs related to the higher level of activity, which continues to require higher than normal training, overtime and the shift of some products to less efficient processes.

Steel Business sales of $168 million were 12.8% higher than the $149 million recorded a year earlier. Operating income in 1995's third quarter was $4.6 million, down from the $8.2 million in the year-earlier period. An inventory write-down, including an adjustment from the annual taking of its physical inventory, reduced earnings. Although the Steel Business experienced higher sales volume, profits were adversely affected by sharply higher scrap prices.

Interest expense was slightly lower in the third quarter of 1995 compared to the year-ago period. Interest expense for the first nine months of 1995 is also lower primarily due to the lower interest on loans outstanding at the company's subsidiary in Brazil. Other expense - net for the first nine months of 1995 was high in comparison to the same period in 1994 primarily due to a favorable currency translation adjustment in 1994 that related to the company's subsidiary in Brazil.

Financial Condition

Total assets increased by $96.5 million from December 31, 1994, primarily as a result of increased accounts receivable and inventories. The $32.1 million increase in accounts receivable, as reflected in the Consolidated Statements of Cash Flows, relates primarily to the increase in sales. The $72.6 million increase in inventories and other assets relates primarily to the higher level of production activity. The number of days' sales in receivables and the number of days' supply in inventory at the end of the third quarter were basically unchanged compared to the previous year-end levels.

The increase in accounts payable and accrued expenses relates to the increased level of activity, higher pension expense and higher

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

Financial Condition (Cont.)

income taxes payable related to the company's increased profitability. In spite of substantially higher working capital needs, the increase in debt was limited to a nominal amount. The company continues to expect that debt will be reduced significantly in 1995. The ratio of debt to total capital of 26.2% was lower than the 27.6% at year-end 1994 primarily due to the increase in equity that resulted from higher earnings.

Purchases of property, plant and equipment - net in the third quarter of 1995 were $31.4 million compared to $27.3 million one year earlier. The company is continuing to invest in advanced and innovative technologies in its plants throughout the world. Capital investments within existing plants have allowed the company to increase capacity needed to meet the higher customer demand for its products.

The increase in costs in excess of acquired business primarily relates to the company's first quarter 1995 acquisition of Rail
Bearing Service, Inc.

The company continues to make excellent progress in its program to accelerate continuous improvement in its manufacturing plants worldwide and to strengthen its long-term competitive position. The program, announced in December 1993, seeks to reduce the company's manufacturing cost structure by about 15% based on 1993 volume levels. Total net savings resulting from the program are expected to be at least $200 million on an annual basis. Certain costs to implement the program, approximately $28 million, were charged to operations in 1993 as part of a restructuring charge. Incremental costs for engineering, employee training and other manufacturing-related activities are expected to exceed $50 million during the implementation phase of the project. Such costs will be reflected in the company's financial statements when incurred and will be paid from operations. Incremental capital expenditures relating to the program will be about $100 million and will result in increased depreciation in future years.

The manufacturing improvement program is continuing at virtually every manufacturing site worldwide. Most facilities are in the process of implementing cost saving ideas that were generated in the initial phase of the program. Since the inception of the program, the company has spent and charged to operations

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

Financial Condition (Cont.)

approximately $7.9 million (of the projected $50 million) on manufacturing-related costs involved with implementing completed cost saving ideas. Approximately $1.7 million of these costs were charged to operations in the third quarter 1995. In addition, the company has spent approximately $21 million (of the projected $100 million) on capital expenditures related to the implementation of completed cost saving ideas, of which approximately $2 million was spent in the third quarter of 1995. A net positive cash flow from completed ideas of approximately $16 million has been realized since the inception of the program in 1994, with approximately $11 million being realized in 1995. In addition, the continuous improvement ideas implemented as a part of this program have also contributed to the increased capacity needed to meet the high customer demand.

Of the $28 million reserve established in 1993 for certain implementation costs, $14.2 million remained at December 31, 1994. In the third quarter of 1995, the company charged $2.0 million to the reserve which consisted mainly of consulting fees paid to a third party for the cost reduction methodology and specialized expertise in this area. Other charges to the reserve in the third quarter 1995 related to employee separation and equipment relocation costs. To-date, there have been approximately 40 layoffs resulting from the implementation of cost savings ideas. Management believes that the remaining reserve of approximately $10 million is sufficient to cover future cash expenditures which relate primarily to separation costs.

In 1993, the company also provided $3 million for administrative streamlining of which $1.8 million remained at December 31, 1994. In the third quarter of 1995, approximately $0.2 million was charged against the reserve, bringing year-to-date spending to $0.5 million. The company believes that the $1.3 million reserve balance at September 30, 1995, is adequate to cover future expenditures.

During the third quarter, the company finalized revisions to its unsecured, $300 million revolving credit agreement. The modifications included a pricing change which will reduce the company's fees and borrowing rates. The term of the credit agreement was extended from August 31, 1999, to August 31, 2000.

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

Financial Condition (Cont.)

In addition, the existing $100 million 364-day term portion of the credit agreement was terminated on August 31, 1995, and incorporated as part of the 5-year term portion of the revised
$300 million agreement.

Other Information

During the third quarter, the company's Bearing Business introduced a new family of custom-designed products -- SpexxTM Performance Bearings. The product line includes both tapered and cylindrical bearings that provide cost-effective options to customers with particular lower volume needs. Customers can match such needs as high corrosion resistance or maximum fatigue life with specific SpexxTM performance attributes. The new bearings serve a wide range of industrial applications and incorporate the most advanced manufacturing technology in the bearing industry.

On November 3, 1995, the Board of Directors declared a quarterly cash dividend of $.30 per share payable December 4, 1995, to shareholders of record at the close of business on November 17, 1995.

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

Item 6.  Exhibits and Reports on Form 8-K

          (a).  Exhibits

                4 Fourth Amended Agreement dated August 15, 1995, to the amended and restated credit agreement as amended February 23, 1993, May 31, 1994, and November 15, 1994, between Timken and certain banks.

               10 The form of Deferred Compensation Agreement entered into with Joseph F. Toot, Jr. and
                    W. R. Timken, Jr.

               10.1 The Timken Company 1996 Deferred Compensation
                    Plan for officers and other key employees.

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



                                       The Timken Company
                                  _______________________________


Date       November 10, 1995      BY   /s/ J. F. Toot, Jr.
      ________________________    _______________________________
                                       J. F. Toot, Jr., Director;
                                       President and Chief
                                       Executive Officer



Date       November 10, 1995      BY   /s/ G. E. Little
      ________________________    _______________________________
                                       G. E. Little
                                       Vice President - Finance