Form 10-K
period 1995-12-31
TIMKEN CO
filed 1996-03-28
CIK 98362

                                                                         1.
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                     FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended                     Commission File Number 1-1169
December 31, 1995
                               THE TIMKEN COMPANY
              ______________________________________________________
              (Exact name of registrant as specified in its charter)

             Ohio                                             34-0577130
________________________________________                 ___________________
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

1835 Dueber Avenue, S.W., Canton, Ohio                        44706-2798
________________________________________                 ___________________
(Address of principal executive offices)                      (Zip Code)


Registrants telephone number, including area code          (330)438-3000
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

The aggregate market value of the voting stock held by all shareholders other than shareholders identified under item 12 of this Form 10-K as of February 16,1996 was $1,212,484,049 (representing 26,430,170 shares).

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of February 16, 1996.

Common Stock without par value --31,396,956 shares (representing a market ___________________________________________________ value of $1,440,335,357)

                                                                          2.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1995, are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual meeting of shareholders to be held on April 16, 1996, are incorporated by reference into parts III and IV.

Exhibit Index may be found on Pages 16 thru 19.

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

   Timken also produces super precision ball and roller bearings for use in aerospace, defense, computer disk drive and other markets having high precision applications. These bearings are mostly produced at the company's MPB Corporation subsidiary. They utilize ball and straight rolling elements and are in the super precision end of the general ball and straight roller bearing product range in the bearing industry. A majority of MPB's products are special custom-designed bearings and spindle assemblies. They often involve specialized materials and coatings for use in applications that subject the bearings to extreme operating conditions of speed and temperature.

   In January 1995, Timken acquired Rail Bearing Service (RBS). The Virginia-based company remanufactures and reconditions bearings for the railroad industry. This purchase has allowed the company to increase sales and expand its presence in existing railroad markets.

   On March 6, 1995, Timken launched its newest line of bearing products, cylindrical bearings for the rolling mill market. This is the first time the company will produce and sell bearings featuring the Timken brand with straight versus tapered rollers. The broadening of the company's product line is consistent with its corporate mission of leadership in high-quality anti-friction bearings.

   During the third quarter, the company's Bearing Business introduced a new family of custom-designed products called SpexxTM Performance Bearings. The product line includes both tapered and cylindrical roller bearings and provides cost-effective solutions for selective applications.

                                                                           4.
   Products (cont.)
   _________________

   Steel products include steels of intermediate alloy, low alloy and carbon grades, vacuum processed alloys, tool steel and other custom-made steel products including parts made from specialty steel. These are available in a wide range of solid and tubular sections with a variety of finishes.

   Timken has been increasing the marketing of high volume semifinished components to major customers produced from its own steel. This value added activity is a small but growing portion of the business. In September 1993, the company's Steel Business began operation of its St. Clair Precision Tubing Components Plant in Eaton, Ohio. The facility produces sub-components for automotive and industrial customers. The development of this precision parts business has provided the company with the opportunity to further expand its market for tubing and capture more high-value steel sales. This also enables the company's traditional tubing customers in the automotive and bearing industries to take advantage of higher-performing components that generally cost less than those they now use. During 1995, The Timken Company expanded its steel parts manufacturing capabilities with the opening of a new plant in Columbus, North Carolina. The plant uses seamless tubing produced in the company's Ohio plants to manufacture steel rings primarily for the bearing industry.

   In June 1994, the company's Steel Business announced a new product line called DynametalTM Performance Steels. The company's associates developed this new, environmentally-friendly replacement for medium carbon leaded steels and cast iron components. No capital investment was required. The Steel Business' aggressive move into this market represents part of its continuing strategy to improve financial performance by focusing its energies and production on higher-value engineered steel bars and tubes.

   Sales and Distribution
   ______________________

   Timken's products in the bearing industry segment are sold principally by its own sales organization. Shipments are made directly from Timken's plants and from warehouses located in a number of cities in the United States, Great Britain, France, Germany, Canada, Mexico, and Argentina. These warehouse inventories are augmented by authorized distributor and jobber inventories throughout the world that provide local availability when service is required. The company operates an Export Service Center in Atlanta, Georgia, which specializes in the export of tapered roller bearings for the replacement markets in the Caribbean, Central and South America and other regions. Timken's tapered roller bearings are used in general industry and in a wide variety of products including passenger cars, trucks, railroad cars and locomotives, machine tools, rolling mills and farm and construction equipment. MPB's products, which are at the super precision end of the general ball and straight roller bearing segment, are used in aircraft, missile guidance systems, computer peripherals, and medical instruments.

   A significant portion of Timken's steel production is consumed in its bearing operations. In addition, sales are made to other anti-friction bearing companies and to the aircraft, automotive and truck, construction, forging, tooling and oil and gas drilling industries. In addition, sales are made to steel service centers. Timken's steel products are sold principally by its own sales organization. Most orders are custom made to satisfy specific customer applications and are shipped directly to customers from Timken's steel manufacturing plants.

                                                                          5.
   Sales and Distribution (Cont.)
   ______________________________

   Timken has a number of customers in the automotive industry, including both manufacturers and suppliers. However, Timken feels that because of the size of that industry, the diverse bearing applications, and the fact that its business is spread among a number of customers, both foreign and domestic, in original equipment manufacturing and aftermarket distribution, its relationship with the automotive industry is well diversified.

   Timken has entered into individually-negotiated contracts with some of its customers in both the bearing and steel segments. These contracts may extend for one or more years and, if a price is fixed for any period extending beyond current shipments, customarily include a commitment by the customer to purchase a designated percentage of its requirements from Timken. Contracts extending beyond one year that are not subject to price adjustment provisions do not represent a material portion of Timken's sales. Timken does not believe that there is any significant loss of earnings risk associated with any given contract.

   Industry Segments
   _________________

   Segment information in Note 11 of the Notes to Consolidated Financial Statements and Information by Industry and Geographic Area on pages 32 and 33 of the Annual Report to Shareholders for the year ended December 31, 1995 are incorporated herein by reference. Export sales from the U.S. and Canada are not separately stated since such sales amount to less than 10% of revenue. The company's Bearing Business has historically participated in the worldwide bearing markets while the Steel Business has concentrated on U.S. markets.

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

   Timken primarily manufactures an anti-friction bearing known as the tapered roller bearing. However, in recent years the company expanded its bearing product line to include super precision ball and straight roller bearings. The tapered principle of bearings made by Timken permits ready absorption of both radial and axial loads in combination.
   For this reason, they are particularly well-adapted to reducing friction where shafts, gears, or wheels are used. Since the invention of the tapered roller bearing by its founder, Timken has maintained primary focus in its product and process technology on the tapered roller bearing segment.
   This has been important to its ability to remain a leader in the world's bearing industry. This contrasts with the majority of its major competitors who produce a wider variety of bearing types such as ball, straight roller, spherical roller and needle for the general industrial and automotive markets and are, therefore, less specialized in the tapered roller bearing segment. Timken competes with domestic manufacturers and many foreign manufacturers of anti-friction bearings.

                                                                          6.
   Competition (Cont.)
   ___________________

   The anti-friction bearing business is intensely competitive in every country in which Timken competes. Demand for capacity worldwide became even more intense in 1995 as economies around the world continued to strengthen. The U. S. Dollar remained weak against the Japanese Yen and German Mark causing demand for U. S. imports to increase. The influx of tapered roller bearings into the United States market from foreign producers reported by the United States Department of Commerce was $230 million in 1995 or approximately 20 percent of the domestic tapered roller bearing market. In addition, Timken estimates the tapered roller bearings contained as components of foreign automobiles and heavy equipment produced outside the United States and imported into this country, to be approximately $180 million in 1995.

   In August 1986, the company filed a petition on behalf of the U.S. tapered roller bearing industry with both the International Trade Commission and the Department of Commerce. The petition sought the imposition of anti-dumping duties on imports of tapered roller bearings from Japan, Italy, Yugoslavia, Romania, Hungary, and the People's Republic of China. The Department of Commerce found that product from each of the countries was being sold in the United States at less than fair value or "dumped", and The International Trade Commission found such imports were causing injury to the domestic industry. The Department also identified the amount by which selling prices in the United States are less than fair value. This amount is expressed as a weighted average percentage known as the final margin. The final margins for Japan as originally calculated in 1986 were approximately 36 percent. If requested, these margins are reviewed by the Department of Commerce on an annual basis. The final margins for Japan announced in 1993 for imports during 1992 ranged from approximately 3 to 46 percent. The margins for the other countries range from 0 to 37 percent. The Department of Commerce has not announced yet final margins for imports during 1993, 1994 or 1995. The Department of Commerce revoked the order covering Yugoslavia in September, 1995. Importers are currently required to post a cash deposit with the U.S. Customs Department equal to the margin percentage times the export price of any imported product covered by the dumping petition. To the extent such dumping continues, the deposits would become the property of the U.S. government. Although Timken will not receive any monetary award from such deposits, its benefit has been, and will continue to be, the reduction of unfair competition.

   Timken manufactures carbon and alloy seamless tubing, carbon and alloy steel solid bars, tool steels and other custom-made specialty steel products. Specialty steels are characterized by special chemistry, tightly controlled melting and precise processing. Maintaining high standards of product quality and reliability while keeping production costs competitive is essential to Timken's ability to compete in the specialty steel industry with domestic and foreign steel manufacturers.

   In May 1993, the U.S. Department of Commerce determined that Brazilian steel was being dumped in the U.S. market at prices up to 27% below fair value. This government action was in response to an anti-dumping petition filed in 1992 by the company and Republic Engineered Steel, Inc. In July 1993, the International Trade Commission (ITC) ruled that domestic producers of special quality finished hot-rolled steel bars were not being injured by imports from Brazil. The company and Republic appealed this ruling during the third quarter of 1993 to the U.S. Court of International Trade in New York. In early 1996, the Court issued a decision affirming the determination of the ITC. No further appeals were taken.

                                                                          7.
   Backlog
   _______

   The backlog of orders of Timken's domestic and overseas operations is estimated to have been $1 billion at December 31, 1995, and $880 million at December 31, 1994. Actual shipments are dependent upon ever-changing production schedules of the customer. Accordingly, Timken does not believe that its backlog data and comparisons thereof as of different dates are reliable indicators of future sales or shipments.

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

   Research
   ________

   Timken's major research center, located in Stark County, Ohio near its largest manufacturing plant, is engaged in research on bearings, steels, manufacturing methods and related matters. Research facilities are also located at the MPB New Hampshire Plants, the Duston, England plant and at the Latrobe, Pennsylvania plant. Expenditures for research, development and testing amounted to approximately $35,000,000 in 1995, $36,000,000 in 1994 and $37,000,000 in 1993. The company's research program is committed to the development of new and improved bearing and steel products, as well as more efficient manufacturing processes and techniques and the expansion of application of existing products.

   Environmental Matters
   _____________________

   The company continues to focus on protecting the environment and complying with environmental protection laws. In doing so, the company has invested in pollution control equipment and updated plant operational practices. The company has established adequate reserves to cover its environmental expenses.

   It is difficult to assess the possible effect of compliance with future requirements that may differ from existing ones. The company previously reported it expected the effect of amendments to the Clean Air Act of 1990 on its utility suppliers would increase its costs of electricity by $4 million to $5 million annually. Through negotiations with the utilities, the company has limited this annual cost increase to $1.5 million. Further, proposed regulations related to those amendments concerning air emissions monitoring, which would have required capital expenditures in excess of $1 million, now have been changed. If the currently proposed regulations become final, no significant costs to comply would be incurred by the company.

                                                                          8.
   Environmental Matters (Cont.)
   _____________________________

   The company and certain of its U.S. subsidiaries have been designated as potentially responsible parties (PRP's) by the United States Environmental Protection Agency for site investigation and remediation at certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). Such designations are made regardless of the company's limited involvement at each site. The claims for remediation have been asserted against numerous other entities, which are believed to be financially solvent and are expected to fulfill their proportionate share of the obligation. Additionally, the company and its Latrobe Steel Company subsidiary have been notified by the EPA regarding possible participation at two additional superfund sites. Currently, neither the company nor Latrobe has been named a PRP at the sites. Management believes any ultimate liability with respect to these actions will not materially affect the company's operations or consolidated financial position.

   The company's MPB Corporation subsidiary is engaged in environmental projects at its manufacturing locations in New Hampshire. The company has provided for the costs of these projects, which are estimated to be $3 million, recognizing a portion of these costs are being recovered from a former owner of the property. MPB also filed suit against its insurance companies for reimbursement of clean-up costs. Settlements have been reached with two insurers and suits remain outstanding against two companies. The full extent of reimbursement cannot be estimated. In late 1993, MPB was notified that Keene, New Hampshire, city officials were looking to MPB to contribute to the costs of cleaning up alleged soil and groundwater contamination of a city dump. This is not a superfund site and allegedly had been used by MPB along with many others for industrial waste disposal. No specific monetary request has been made. City officials recently estimated the total cost to clean up the site to be approximately $500,000.

   The company initiated work in 1995 on an environmental project at its Canton, Ohio, location. In 1996, an environmental project will be started at the company's Columbus, Ohio, location. Costs for these projects are estimated to be about $1.25 million each.

   Patents, Trademarks and Licenses
   ________________________________

   Timken owns a number of United States and foreign patents, trademarks and licenses relating to certain of its products. While Timken regards these as items of importance, it does not deem its business as a whole, or either industry segment, to be materially dependent upon any one item or group of items.

   Employment
   __________

   At December 31, 1995, Timken had 17,034 associates of which approximately 50% are covered by collective bargaining agreements. Less than 3% of the company's labor force is covered by a collective bargaining agreement that will expire within one year.

                                                                          9.
   Executive Officers of the Registrant
   ____________________________________

   The officers are elected by the Board of Directors normally for a term of one year and until the election of their successors. All officers have been employed by Timken or by a subsidiary of the company during the past five-year period. The Executive Officers of the company as of February 16, 1996, are as follows:

                                       Current Position and Previous
   Name                Age             Positions During Last Five Years
   ____                ___     ______________________________________________

   W. R. Timken, Jr.   57      1990  Chairman - Board of Directors; Director;
                                       Officer since 1968.
   J. F. Toot, Jr.     60      1990  President;
                               1992  President and Chief Executive Officer;
                                       Director; Officer since 1967.
   R. L. Leibensperger 57      1990  Vice President - Technology;
                               1995  Executive Vice President and President -
                                       Bearings; Officer since 1986.
   C. H. West          61      1990  Executive Vice President - Steel;
                               1992  Executive Vice President and President -
                                       Steel; Director; Officer since 1982.
                                       (Retires March 31, 1996, but remains
                                       as a Director).
   B. J. Bowling       54      1990  Vice President - Human Resources and
                                       Logistics;
                               1993  Executive Vice President-Latrobe Steel
                                       Company;
                               1995  President-Latrobe Steel Company;
                               1996  Executive Vice President and President -
                                       Steel; Officer since 1996 (Effective
                                       April 1, 1996).
   M. J. Amiel         64      1990  Vice President - Bearings - Europe,
                                       Africa, and West Asia;
                               1995  Vice President and Chairman - Bearings -
                                       Europe, Africa and West Asia;
                                       Officer since 1989.
   L. R. Brown         60      1990  Vice President and General Counsel;
                                       Secretary; Officer since
                                       1990.
   J. T. Elsasser      43      1990  Director-President-Timken do Brasil;
                               1990  Director-21st Century Business Project;
                               1993  Deputy Managing Director-Bearings-
                                       Europe, Africa and West Asia;
                               1995  Managing Director-Bearings-Europe,
                                       Africa and West Asia;
                               1996  Vice President-Bearings-Europe, Africa
                                       and West Asia; Officer since 1996.
   J. W. Griffith      42      1990  Managing Director-Australian Timken
                                       Proprietary Limited;
                               1991  Director-Purchasing and Logistics;
                               1993  Director-Manufacturing-Bearings-North
                                       and South America;
                               1993  Vice President-Manufacturing-Bearings-
                                       North America;
                               1996  Vice President-Bearings-North American
                                       Automotive, Rail, Asia Pacific and
                                       Latin America; Officer since 1996.

                                                                       10.
                                        Current Position and Previous
   Name                Age             Positions During Last Five Years
   ____                ___     ______________________________________________
   G. E. Little        52      1990  Director Finance and Assistant
                                       Treasurer;
                               1990  Treasurer;
                               1992  Vice President - Finance; Treasurer;
                                       Officer since 1990.
   S. J. Miraglia      45      1990  Director-Manufacturing-Steel;
                               1993  Vice President-Manufacturing-Steel;
                               1994  Director-Manufacturing-Europe, Africa
                                       and West Asia;
                               1996  Vice President-Bearings-North American
                                       Industrial and Super Precision;
                                       Officer since 1996.
   S. A. Perry         50      1990  Director - Purchasing and Logistics;
                               1993  Vice President - Human Resources and
                                       Logistics; Officer since 1993.
   J. J. Schubach      59      1990  Vice President - Strategic Management;
                                       Officer since 1984.
   T. W. Strouble      57      1990  Director - Manufacturing - Bearings
                                       North and South America;
                               1992  Director - Marketing - Bearings -
                                       North and South America;
                               1993  Vice President - Sales and Marketing -
                                       Bearings - North and South America;
                               1995  Vice President - Technology;
                                       Officer since 1995.
   W. J. Timken        53      1990  Director - Human Resource Development;
                               1992  Vice President; Director; Officer since
                                       1992.

   Item 2.  Properties
   ___________________

   Timken has bearing and steel manufacturing facilities at several locations in the United States. Timken also has bearing manufacturing facilities in several countries outside the United States. The aggregate floor area of these facilities worldwide is approximately 10,800,000 square feet, all of which, except for approximately 337,000 square feet, is owned in fee. The buildings occupied by Timken are principally of brick, steel, reinforced concrete and concrete block construction, all of which are suitably equipped and in satisfactory operating condition.

   Timken's bearing manufacturing and distribution facilities in the United States are located in Ashland, Bucyrus, Canton, Columbus and New Philadelphia, Ohio; Gaffney, South Carolina; Asheboro and Lincolnton, North Carolina; Altavista, Virginia; Keene and Lebanon, New Hampshire; Carlyle, Illinois; North Little Rock, Arkansas; Knoxville, Tennessee; Lenexa, Kansas; Ogden, Utah; and Richmond, Virginia. These facilities, including the research facility in Canton, Ohio, and warehouses at plant locations, have an aggregate floor area of approximately 4,471,000 square feet. Timken's steel manufacturing and distribution facilities in the United States are located in Canton, Eaton, Wauseon and Wooster, Ohio; Franklin and Latrobe, Pennsylvania; and Columbus, North Carolina. These facilities have an aggregate floor area of approximately 4,814,000 square feet. Timken's bearing manufacturing plants outside the United States are located in Duston, England; Colmar, France; St. Thomas, Canada; Benoni, South Africa; Sao Paulo, Brazil; Ballarat, Australia; Medemblik, The Netherlands; and Singapore. The facilities have an aggregate floor area of approximately 1,415,000 square feet. In addition to the manufacturing facilities discussed above, Timken owns warehouses in the United States, England, Germany, Mexico and Argentina, and leases several relatively small warehouse facilities in cities throughout the world.

                                                                         11.
   Properties (cont.)
   __________________

   During 1995, the company's Bearing and Steel Businesses experienced increased plant utilization compared to 1994 as a result of increased sales in all industries and most geographic areas.

   In January, 1995, the company completed its acquisition of Rail Bearing Service (RBS). The Virginia-based company provides bearing reconditioning services for the railroad industry. The RBS Manufacturing facilities consist of 156,280 square feet of manufacturing space and RBS employs some 300 people in the United States.

   During 1995's first quarter, The Timken Company announced the expansion of its steel parts manufacturing capabilities with the opening of its new Tyron Peak Steel Parts plant in Columbus, North Carolina. The plant uses seamless tubing produced in the company's Ohio plants to manufacture steel rings primarily for the bearing industry. The plant consists of 30,000 square feet of manufacturing and warehouse space and employs about a dozen associates.

   Also in the first quarter of 1995, the company's Bearing Business broke ground for an expansion of its Altavista, Virginia plant, where SENSOR-PACTM bearings for anti-lock braking systems are produced. The expansion will double the size of the facility.

   In January, 1996, the company announced it entered into a definitive agreement with FLT Prema Milmet S.A. to acquire the assets of a tapered roller bearing business in Sosnowiec, Poland. The company expects to complete the transaction in early 1996.

   The company is a forty percent shareholder in Tata Timken Limited, a joint venture with The Tata Iron and Steel Company Limited. The joint venture consists of a manufacturing facility in Jamshedpur, India, completed in March of 1992, and four sales offices, also located in India.

   On March 27, 1996 the company announced that it entered into a joint venture to produce bearings in China. Timken and Shandong Yantai Bearing Factory, which manufactures tapered roller bearings, will form a new company, Yantai Timken Company Limited, located in Yantai, Shandong Province, on the northeast coast of China. Company officials expect Yantai Timken to begin operations by the third quarter of 1996, pending completion of the business transaction.


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

                                                                         12.
   Legal Proceedings (Cont.)
   _________________________

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

   The company has denied all of the plaintiffs' allegations and believes that it has valid defenses to the plaintiffs' claims. Discovery in this matter has been completed. In April 1995, the company filed a motion to sever the trials of each of the individual plaintiffs. The motion was granted, and the cases will be tried seriatim. The trials are scheduled to commence in March 1996. At this time, the company believes that the ultimate resolution of this matter will not be material to its financial condition or results of operations.

   Item 4.  Submission of Matters to a Vote of Security Holders
   ____________________________________________________________

   No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1995.

                                                                         13.
PART II
_______
   Item 5.  Market for the Registrant's Common Equity and Related Stock
   ____________________________________________________________________
            Holder Matters
            ______________

   The company's common stock is traded on the New York Stock Exchange (TKR). The estimated number of record holders of the company's common stock at December 31, 1995, was 26,792.

   High and low stock prices and dividends for the last two years are presented in the Quarterly Financial Data schedule on Page 1 of the Annual Report to Shareholders for the year ended December 31, 1995, and is incorporated herein by reference.

   Item 6.  Selected Financial Data
   ________________________________

   The Summary of Operations and Other Comparative Data on Pages 34 and 35 of the Annual Report to Shareholders for the year ended December 31, 1995, is incorporated herein by reference.

   Item 7.  Management's Discussion and Analysis of Financial Condition and
   ________________________________________________________________________
            Results of Operation
            ____________________

   Management's Discussion and Analysis of Financial Condition and Results of Operations on Pages 17-23 of the Annual Report to Shareholders for the year ended December 31, 1995, is incorporated herein by reference.

   Some of the statements set forth in this document that are not historical in nature are forward-looking statements. The Timken Company (the company) cautions readers that actual results may differ materially from those projected or implied in forward-looking statements made by or on behalf of the company due to a variety of important factors, such as:

      - changes in world economic conditions, including the potential instability of governments and legal systems in countries in which the company conducts business, significant changes in currency valuations, and the impact of industrial business cycles.

      - changes in customer demand on sales and product mix, including the impact of customer strikes.

      - competitive factors, including changes in market penetration and the introduction of new products by existing and new competitors.

      - changes in operating costs as they relate to changes in the company's manufacturing processes; higher cost associated with increasing output to meet higher customer demands; the effects of weather; unplanned work stoppages; and changes in the cost of labor, health care and retirements benefits, raw material, and energy.

      - the success of the company's operating plans, including its ability to achieve the total benefits of its accelerated continuous improvement program.

      -   unanticipated product warranty and environmental claims or problems.

                                                                         14.
    Management's Discussion and Analysis of Financial Condition and Results of Operation (Cont.)
    _______________________________________________________________________

    On March 27, 1996 the company announced that it entered into a joint venture to produce bearings in China. Timken and Shandong Yantai Bearing Factory, which manufactures tapered roller bearings, will form a new company, Yantai Timken Company Limited, located in Yantai, Shandong Province, on the northeast coast of China. Company officials expect Yantai Timken to begin operations by the third quarter of 1996, pending completion of the business transaction.

    Item 8.  Financial Statements and Supplementary Data
   ____________________________________________________

   The Quarterly Financial Data schedule included on Page 1, the consolidated financial statements of the registrant and its subsidiaries on Pages 18-24, the notes to consolidated financial statements on Pages 25-33, and the Report of Independent Auditors on Page 33 of the Annual Report to Shareholders for the year ended December 31, 1995, are incorporated herein by reference.

   Item 9.  Changes in and Disagreements with Accountants
   ______________________________________________________
            on Accounting and Financial Disclosure
            ______________________________________

   Not applicable.

                                                                         15.
PART III
________

   Item 10.  Directors and Executive Officers of the Registrant
   ____________________________________________________________

   Required information is set forth under the caption "Election of Directors" on Pages 4-7 of the proxy statement issued in connection with the annual meeting of shareholders to be held April 16, 1996, and is incorporated herein by reference. Information regarding the executive officers of the registrant is included in Part I hereof.

   Item 11.  Executive Compensation
   ________________________________

   Required information is set forth under the caption "Executive
   Compensation" on Pages 10-19 of the proxy statement issued in connection with the annual meeting of shareholders to be held April 16, 1996, and is incorporated herein by reference.

   Item 12.  Security Ownership of Certain Beneficial Owners and Management
   ________________________________________________________________________

   Required information regarding Security Ownership of Certain Beneficial Owners and Management, including institutional investors owning more than 5% of the company's Common Stock, is set forth under the caption "Beneficial Ownership of Common Stock" on Pages 8-9 of the proxy statement issued in connection with the annual meeting of shareholders to be held April 16, 1996, and is incorporated herein by reference.

   Item 13.  Certain Relationships and Related Transactions
   ________________________________________________________

   Required information is set forth under the caption "Election of Directors" on Pages 4-7 of the proxy statement issued in connection with the annual meeting of shareholders to be held April 16, 1996, and is incorporated herein by reference.

                                                                         16.
PART IV
_______
   Item 14.  Exhibits, Financial Statement Schedules, and Report on Form 8-K
   _________________________________________________________________________

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

               (4) Revolving Credit Agreement (364-Day Facility) dated as of November 15, 1994, among Timken and certain banks, was filed with Form 10-K for the period ended December 31, 1994, and is incorporated herein by reference.

             (4.1) Fourth Amended Agreement dated August 15, 1995, to the amended and restated credit agreement as amended February 23, 1993, May 31,1994, and November 15, 1994, between
                    Timken and certain banks, was filed with Form 10-Q for the period ended September 30, 1995, and is incorporated herein by reference.

             (4.2) Third Amendment Agreement dated November 15, 1994, to the amended restated credit agreement as amended February 23, 1993, and May 31, 1994, between Timken and certain banks, was filed with Form 10-K for the period ended December 31, 1994, and is incorporated herein by reference.

             (4.3) Second Amendment Agreement dated May 31, 1994, to the amended restated credit agreement as amended February 23, 1993, between Timken and certain banks, was filed with Form 10-Q for the period ended June 30, 1994, and is incorporated herein by reference.

             (4.4) First Amendment Agreement dated February 26, 1993, to the restated credit agreement as amended December 31, 1991, between Timken and certain banks was filed with Form 10-K for the period ended December 31, 1992, and is incorporated herein by reference.

             (4.5) Credit Agreement amended as of December 31, 1991, between Timken and certain banks was filed with Form 10-K for the period ended December 31, 1991, and is incorporated herein by reference.

                                                                        17.
             Exhibit (Cont.)
             _______________

             (4.6) Rights Agreement dated as of December 18, 1986, as amended and restated as of February 1, 1991, between Timken and First Chicago Trust Company (formerly Morgan Shareholder Services Trust Company) was filed with Form 8-K dated February 1, 1991, and is incorporated herein by reference.

             (4.7) Indenture dated as of July 1, 1990, between Timken and Ameritrust Company of New York, which was filed with Timken's Form S-3 registration statement dated July 12, 1990, and is incorporated herein by reference.

             (4.8) The company is also a party to agreements with respect to other long-term debt in total amount less than 10% of the registrant's consolidated total assets. The registrant agrees to furnish a copy of such agreements upon request.

                    Management Contracts and Compensation Plans
                    ___________________________________________

              (10) The Management Performance Plan of The Timken Company for Officers and Certain Management Personnel.

            (10.1) The form of Deferred Compensation Agreement entered into with Joseph F. Toot, Jr. and W. R. Timken, Jr., was filed with Form 10-Q for the period ended September 30, 1995, and is incorporated herein by reference.

            (10.2) The Timken Company 1996 Deferred Compensation Plan for officers and other key employees, was filed with Form 10-Q for the period ended September 30, 1995, and is incorporated herein by reference.

            (10.3) The Long Term Incentive Plan of The Timken Company for officers and other key employees as approved by shareholders April 21, 1992, was filed with Form 10-K for the period ended December 31, 1992, and is incorporated herein by reference.

            (10.4) The 1985 Incentive Plan of The Timken Company for Officers and other key employees as amended through April 16, 1991, was filed with Form 10-K for the period ended December 31, 1991, and is incorporated herein by reference.

           (10.4a)  The form of Severance Agreement entered into with
                    W. R. Timken, Jr. was filed with Form 10-K for the period ended December 31, 1992, and is incorporated herein by reference.

           (10.4b) The form of Severance Agreement entered into with Joseph F. Toot, Jr. was filed with Form 10-K for the period ended December 31, 1992, and is incorporated herein by reference.

           (10.4c) The form of Severance Agreement entered into with Charles H. West was filed with Form 10-K for the period ended December 31, 1992, and is incorporated herein by reference.

                                                                        18.
           Exhibit (Cont.)
           _______________

           (10.4d) The form of Severance Agreement entered into with all Executive Officers of the company and certain other key employees of the company and its subsidiaries was filed with Form 10-K for the period ended December 31, 1993, and is incorporated herein by reference. Each differs only as to name and date executed.

            (10.5) The form of Death Benefit Agreement entered into with all Executive Officers of the company was filed with Form
                    10-K for the period ended December 31, 1993, and is incorporated herein by reference. Each differs only as to name and date executed, except Mr. Amiel, who is a non-resident.

            (10.6) The form of Indemnification Agreements entered into with all Directors who are not Executive Officers of the company was filed with Form 10-K for the period ended December 31, 1990, and is incorporated herein by reference. Each differs only as to name and date executed.

            (10.7) The form of Indemnification Agreements entered into with all Executive Officers of the company who are not Directors of the company was filed with Form 10-K for the period ended December 31, 1990 and is incorporated herein by reference. Each differs only as to name and date executed.

            (10.8) The form of Indemnification Agreements entered into with all Executive Officers of the company who are also Directors of the company was filed with Form 10-K for the period ended December 31, 1990 and is incorporated herein by reference. Each differs only as to name and date executed.

            (10.9) The form of Employee Excess Benefits Agreement entered into with all active Executive Officers, certain retired Executive Officers, and certain other key employees of the company was filed with Form 10-K for the period ended December 31, 1991 and is incorporated herein by reference. Each differs only as to name and date executed, except Mr. Brown who will be given additional service and Mr. Amiel who is a non-resident.

           (10.10) The Amended and Restated Supplemental Pension Plan of The Timken Company.

           (10.11) Amendment No. 1 to the Amended and Restated Supplemental Pension Plan of The Timken Company.

                                                                        19.
            Exhibit (Cont.)
            _______________

              (11)  Computation of Per Share Earnings.

              (13) Annual Report to Shareholders for the year ended December 31, 1995, (only to the extent expressly incorporated herein by reference).

              (21)  A list of subsidiaries of the registrant.

              (23)  Consent of Independent Auditors.

              (24)  Power of Attorney

              (27)  Article 5

     (b)  Reports on Form 8-K:

          None.

     (c)  The exhibits are contained in a separate section of this report.

                                                                       20.
                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             THE TIMKEN COMPANY

By    /s/ J. F. Toot, Jr.                By    /s/ G. E. Little
      ________________________________         _____________________________
      J. F. Toot, Jr., Director;               G. E. Little
      President and Chief Executive            Vice President - Finance
      Officer                                  (Principal Financial and
                                               Accounting Officer)
Date          March 28, 1996
      ________________________________   Date       March 28,1996
                                               _____________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  /s/ Robert Anderson*                 By  /s/ John M. Timken, Jr.*
    __________________________________       _______________________________
    Robert Anderson           Director       John M. Timken, Jr.    Director
Date          March 28, 1996             Date          March 28, 1996
    __________________________________       _______________________________

By  /s/ Martin D. Walker*                By  /s/ W. J. Timken*
    __________________________________       _______________________________
    Martin D. Walker           Director      W. J. Timken           Director
Date          March 28, 1996             Date          March 28, 1996
    __________________________________       _______________________________

By  /s/ Stanley C. Gault*                By  /s/ W. R. Timken, Jr.*
    __________________________________       _______________________________
    Stanley C. Gault          Director       W. R. Timken, Jr.      Director
                                             Chairman - Board of Directors
Date          March 28, 1996             Date          March 28, 1996
    __________________________________       _______________________________

By  /s/ J. Clayburn La Force, Jr.*       By  /s/ Charles H. West*
    __________________________________       _______________________________
    J. Clayburn La Force, Jr. Director       Charles H. West        Director
Date          March 28, 1996             Date          March 28, 1996
    __________________________________       _______________________________

By  /s/ Robert W. Mahoney*               By  /s/ Alton W. Whitehouse*
    __________________________________       _______________________________
    Robert W. Mahoney         Director       Alton W. Whitehouse    Director
Date          March 28, 1996             Date          March 28, 1996
    __________________________________       _______________________________

By  /s/ James W. Pilz*
    __________________________________   By: /s/ G. E. Little
    James W. Pilz             Director       _______________________________
Date          March 28, 1996                 G. E. Little, attorney-in-fact
    __________________________________         by authority of Power of
                                               Attorney filed as Exhibit 24
                                                           hereto