Form 10-Q
period 1996-03-31
TIMKEN CO
filed 1996-05-14
CIK 98362

1.
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.   20549

                            FORM 10Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996.

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


(330) 438-3000
Registrant's telephone number, including area code


Not Applicable
Former name, former address and former fiscal year if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.

                    YES    X      NO
                          ___         ___


Common shares outstanding at March 31, 1996, 31,452,753.

PART I.  FINANCIAL INFORMATION                                           2.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)


                                                       Mar. 31      Dec. 31
                                                         1996         1995
ASSETS                                                  ------       ------
Current Assets
Cash and cash equivalents.........................        $864       $7,262
Accounts receivable, less allowances,
(1996-$6,996; 1995-$6,632)........................     320,583      284,924
Deferred income taxes.............................      54,040       50,183
Inventories (Note 2) .............................     395,362      367,889
                                                        ------       ------
          Total Current Assets....................     770,849      710,258

Property, Plant and Equipment.....................   2,364,061    2,337,450
 Less allowances for depreciation.................   1,324,352    1,298,068
                                                        ------       ------
                                                     1,039,709    1,039,382

Costs in excess of net assets of acquired business,
less amortization, (1996-$15,777; 1995-$14,985)...     102,062      102,854
Deferred income taxes.............................      30,374       31,176
Other assets......................................      44,717       42,255
                                                        ------       ------
      Total Assets................................  $1,987,711   $1,925,925
                                                        ======       ======

LIABILITIES
Current Liabilities
Accounts payable and other liabilities............    $234,330     $229,096
Short-term debt and commercial paper..............      62,068       60,078
Accrued expenses..................................     191,528      173,189
                                                        ------       ------
          Total Current Liabilities...............     487,926      462,363

Noncurrent Liabilities
Long-term debt (Note 3) ..........................     151,108      151,154
Accrued pension cost..............................     105,331       97,524
Accrued postretirement benefits cost..............     394,893      393,706
                                                        ------       ------
                                                       651,332      642,384

Shareholders' Equity (Note 4)
Common stock......................................     321,944      317,455
Earnings invested in the business.................     541,981      517,802
Cumulative foreign currency translation adjustment     (15,472)     (14,079)
                                                        ------       ------
          Total Shareholders' Equity..............     848,453      821,178

      Total Liabilities and Shareholders' Equity..  $1,987,711   $1,925,925
                                                        ======       ======

PART I.  FINANCIAL INFORMATION                                       3.
Continued
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                    Three Months Ended
                                                    Mar. 31     Mar. 31
                                                     1996        1995
                                                   --------    --------
                                 (Thousands of dollars, except per share data)
Net sales.......................................   $595,954    $568,899
Cost of product sold............................    456,739     430,073
                                                     ------      ------
   Gross Profit.................................    139,215     138,826

Selling, administrative and general expenses....     78,917      73,639
                                                     ------      ------
   Operating Income.............................     60,298      65,187

Interest expense................................     (3,675)     (5,436)
Other - net.....................................     (2,780)     (3,835)
                                                     ------      ------
   Other Income (Expense).......................     (6,455)     (9,271)

   Income Before Income Taxes...................     53,843      55,916

Provision for Income Taxes (Note 5).............     20,245      21,640
                                                     ------      ------
   Net Income...................................    $33,598     $34,276
                                                     ======      ======

   Net Income Per Share * ......................      $1.07       $1.10
                                                     ======      ======

   Dividends Per Share..........................      $0.30       $0.27
                                                     ======      ======

* Per average shares outstanding................ 31,390,830  31,076,704

PART I.  FINANCIAL INFORMATION Continued                                   4.

THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)



                                                           Three Months Ended
Cash Provided (Used)                                       Mar. 31     Mar. 31
                                                             1996        1995
                                                             ------      ------
OPERATING ACTIVITIES                                     (Thousands of dollars)
Net Income..............................................    $33,598     $34,278
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization..........................     30,891      30,810
 Provision (credit) for deferred income taxes...........     (2,322)         73
 Stock issued in lieu of cash to employee benefit plans.      2,298       1,635
 Changes in operating assets and liabilities:
  Accounts receivable...................................    (36,744)    (42,538)
  Inventories and other assets..........................    (28,929)    (39,430)
  Accounts payable and accrued expenses.................     31,657      37,807
  Foreign currency translation..........................        (48)      1,185
                                                             ------      ------
   Net Cash Provided (Used) by Operating Activities.....     30,401      23,820

INVESTING ACTIVITIES
 Purchases of property, plant and equipment - net.......    (32,598)    (28,722)

FINANCING ACTIVITIES
 Cash dividends paid to shareholders....................     (7,227)     (7,376)
 Payments on long-term debt.............................        (34)        (48)
 Short-term debt activity - net.........................      3,000       2,953
                                                             ------      ------
   Net Cash Provided (Used) by Financing Activities.....     (4,261)     (4,471)

Effect of exchange rate changes on cash.................         60        (183)

Increase or (Decrease) in Cash and Cash Equivalents.....     (6,398)     (9,556)
Cash and Cash Equivalents at Beginning of Period........      7,262      12,121
                                                             ------      ------
Cash and Cash Equivalents at End of Period..............       $864      $2,565
                                                             ======      ======

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                          5.

Note 1 -- Basis of Presentation
The accompanying consolidated condensed financial statements (unaudited) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included.
For further information, refer to the consolidated financial statements and footnotes included in the company's annual report on Form 10-K for the year ended December 31, 1995.
                                                            3/31/96     12/31/95
Note 2 -- Inventories                                        ------      ------
                                                           (Thousands of dollars)
Finished products                                            $143,844    $130,894
Work-in-process and raw materials                             209,977     195,126
Manufacturing supplies                                         41,541      41,869
                                                               ------      ------
                                                             $395,362    $367,889
                                                               ======      ======


Note 3 -- Long-term Debt                                    3/31/96     12/31/95
                                                             ------      ------
                                                           (Thousands of dollars)
7-1/2% State of Ohio Pollution Control
   Revenue Refunding Bonds, maturing on
   January 1, 2002                                            $17,000     $17,000
State of Ohio Water Development Revenue
   Refunding Bond, maturing on May 1, 2007.
   The variable interest rate is tied to the
   bank's tax exempt weekly interest rate.
   The rate at March 31, 1996 is 3.10%.                         8,000       8,000
State of Ohio Air Quality and Water Development
   Revenue Refunding Bonds, maturing on
   June 1, 2001.  The variable interest rate
   is tied to the bank's tax exempt weekly
   interest rate.  The rate at March 31, 1996
   is 3.10%                                                    21,700      21,700
Fixed Rate Medium-term Notes, Series A, due at
   various dates through September, 2002 with
   interest rates ranging from 7.20% to 9.25%                 103,000     103,000
Other                                                           1,786       1,768
                                                               ------      ------
                                                              151,486     151,468
Less:  Current Maturities                                         378         314
                                                               ------      ------
                                                             $151,108    $151,154
                                                               ======      ======

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                         6.
Continued
Note 4 -- Shareholders' Equity              03/31/96  12/31/95
                                              ------    ------
Class I and Class II serial preferred stock (Thousands of dollars)
without par value:
   Authorized --   10,000,000 shares each class
   Issued - none                                  $0        $0
Common Stock without par value:
   Authorized -- 100,000,000 shares
   Issued (including shares in treasury)
      1996 - 31,452,939 shares
      1995 - 31,354,307 shares
   Stated Capital                             53,064    53,064
   Other paid-in capital                     268,889   264,567
Less cost of Common Stock in treasury
      1996 - 186 shares
      1995 -   4444 shares                         9       176
                                              ------    ------
                                            $321,944  $317,455
                                              ======    ======

An analysis of the change in capital and earnings invested in the business is as follows:
                                            Common Stock
                                           --------------------  Earnings      Foreign
                                                       Other     Invested     Currency
                                             Stated   Paid-In     in the     Translation Treasury
                                            Capital   Capital    Business    Adjustment     Stock    Total
                                              ------    ------       ------       ------   ------     ------
                                                               (Thousands of dollars)
Balance December 31, 1995                    $53,064  $264,567     $517,802     ($14,079)   ($176)  $821,178
Net Income                                                           33,598                           33,598
Dividends paid - $.30 per share                                      (9,419)                          (9,419)
Employee benefit and dividend reinvestment plans:        4,322                                167      4,489
  Treasury - issued/acquired   4,258 shares
   Common Stock - issued  98,632 shares
Foreign currency translation adjustment                                           (1,393)             (1,393)

                                              ------    ------       ------       ------   ------     ------
Balance March 31, 1996                       $53,064  $268,889     $541,981     ($15,472)     ($9)  $848,453
                                              ======    ======       ======       ======   ======     ======

PART I. NOTES TO FINANCIAL STATEMENTS                                    7.
(Unaudited)  Continued

Note 5 -- Income Tax Provision       Three Months Ended
                                      Mar. 31     Mar. 31
                                        1996        1995
                                       ------      ------
                    U.S.              (Thousands of dollars)
                       Federal          $15,359     $15,003
                       State & Local      2,770       2,503
                    Foreign               2,116       4,134
                                         ------      ------
                                        $20,245     $21,640
                                         ======      ======

Taxes provided exceed the U.S. statutory rate primarily due to state and local taxes.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations

Net sales for the first quarter were $596 million, up 4.8% from 1995's first quarter record level of $568.9 million. During the first quarter of 1996 The Timken Company continued to experience strong demand for its products despite some weakness in some sectors in both the U.S. and Europe. Sales to the U.S. automotive and railroad segments were off somewhat, but the company achieved growth in sales to the general industrial and aerospace segments as well as in Europe. Sales in Mexico during the first quarter 1996 were also higher than the same period a year ago.

Gross profit for the quarter was $139.2 million (23.4% of net sales) compared to $138.8 million (24.4% of net sales) in the same period a year ago. The effects on profit of higher sales volume and improved prices were more than offset by higher raw materials and energy costs, the effects of the General Motors Corporation work stoppage, and the harsh winter weather in North America. Profits were also affected by higher pension expense in the first quarter of 1996 resulting from a December 1995 reduction in the company's discount rate for U.S.-based pension and postretirement benefit plans from 8.25% to 7.25%, and changes in other actuarial assumptions used in its calculation of future pension and postretirement medical expense.

Selling, administrative, and general expenses were $78.9 million (13.2% of net sales) in the first quarter of 1996 compared to $73.6 million (12.9% of net sales) in 1995. The company experienced higher expense in the first quarter 1996 due in part to the company's new pay-for-performance plan for salaried associates that was implemented in the fourth quarter of 1995. This new compensation plan increases the linkage between company performance and pay. The company continues to focus on continuous improvement in its administrative functions with the intent of improving its performance for customers and shareholders.

Bearing Business net sales increased by 3.2% to $407.5 million in the first quarter of 1996 compared to $395 million in the year-earlier period. Sales in the railroad segment were weak. Lower car production in the U.S. compounded by the General Motors Corporation work stoppage had an adverse effect on automotive sales; however, light truck and sport utility vehicle sales remained strong. Bearing

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

Business operating income was $40.4 million in the 1996's first quarter, down from the $41.8 million reported in the first quarter of 1995. Although the Bearing Business experienced some improvements in price and product mix, profits were adversely affected by higher energy and the aforementioned employee benefit related costs.

Steel Business sales of $188.5 million were 8.4% higher than the $173.9 million recorded a year earlier, due primarily to an increase in steel bar sales. The General Motors Corporation work stoppage limited steel tube shipments in the first quarter. Operating income in the first quarter of 1996 was $19.9 million, down from the $23.4 million in the year-earlier period. Higher raw material and energy costs, a less favorable product mix, harsh winter weather in January and higher employee benefit related costs contributed to the decline in profitability.

Interest expense was lower in the first quarter of 1996 compared to the year-ago period resulting primarily from the company's lower average outstanding debt.


Financial Condition

Total assets increased by $61.8 million from December 31, 1995, primarily as a result of increased accounts receivable and inventories. The $36.7 million increase in accounts receivable, as reflected in the Consolidated Statements of Cash Flows, relates primarily to the increase in sales. The number of days' sales in receivables at March 31, 1996 was lower than the year-end 1995 level. The $28.9 million increase in inventories and other assets relates primarily to the higher level of production activity; however the number of days' supply in inventory at the end of the first quarter was higher than the previous year-end level.

The increase in accounts payable and accrued expenses relates to the increased level of activity, higher pension and postretirement medical expenses and higher income taxes. Debt of $213.2 million at the end of the first quarter of 1996 was basically unchanged compared to $211.2 million at year-end 1995. The ratio of debt to total capital of 20.1% was slightly lower than the 20.5% at year-end 1995.

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

Purchases of property, plant and equipment - net in the first quarter of 1996 were $32.6 million compared to $28.7 million one year earlier. The company continues to invest in activities consistent with the strategies it is pursuing to achieve an industry leadership position. New acquisitions and further capital investments in technologies in the company's plants throughout the world provide Timken with the opportunity to accelerate growth and strengthen its position in new and existing markets.

The company continues to make good progress in its efforts, announced in 1993, to accelerate significantly continuous improvement in its manufacturing plants worldwide. The total annual cost reduction in the company's manufacturing cost structure is expected to be at least $200 million based on 1993 volume levels. The company's current expectations are that up to 50% of this annual savings level will be realized in 1996. This improvement in manufacturing costs will be offset to some degree by inflation and higher costs associated with new production initiatives. As a result of the implementation of cost saving ideas, approximately 65 employees were laid off in the first quarter of 1996 throughout the company's worldwide manufacturing plants. Any separation costs associated with these layoffs were charged to accounting reserves established in December 1993. At this point in time, management believes that the layoff reserves remaining are adequate to cover future layoffs.


Other Information

During the first quarter of 1996, Timken acquired the bearing assets of a business known as FLT Prema Milmet S.A. in Sosnowiec, Poland. This subsidiary will be called Timken Polska Sp.z o.o. and will serve mainly the automotive, agricultural and industrial machinery markets in Central Europe.

In March, Timken and Shandong Yantai Bearing Factory entered into a joint venture to produce bearings in China. The new company, Yantai Timken Company Limited, will be located in Yantai Shandong Province, on the northeast coast of China near the Yellow Sea. Operations at the new company are expected to commence late in the second quarter of 1996.

Also during the first quarter, the company entered into a definitive agreement to acquire the assets of Ohio Alloy Steels, Inc., a

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

privately owned company established in 1971 to service specialty steel customers. The transaction was finalized on May 2, 1996, at which time operations of the new company began. Ohio Alloy Steels will function as a subsidiary of the Latrobe Steel Company, which has been a Timken Company subsidiary since 1975.

On April 16, 1996, the Board of Directors declared a quarterly cash dividend of $.30 per share payable June 3,1996, to shareholders of record at the close of business on May 17, 1996.

Some of the statements set forth in this document that are not historical in nature are forward-looking statements. The company cautions readers that actual results may differ materially from those projected or implied in forward-looking statements made by or on behalf of the company due to a variety of important factors, such as:

- -    changes in world economic conditions, including the
     potential instability of governments and legal systems in countries in which the company conducts business, significant changes in currency valuations, and the impact of industrial business cycles.

- -    changes in customer demand on sales and product mix,
     including the impact of customer strikes.

- -    competitive factors, including changes in market penetration and the introduction of new products by existing and new competitors.

- -    changes in operating costs as they relate to changes in the company's manufacturing processes; higher cost associated with increasing output to meet higher customer demands; the effects of weather; unplanned work stoppages; and changes in the cost of labor, health care and retirement benefits, raw material, and energy.

- -    the success of the company's operating plans, including its ability to achieve the total benefits of its accelerated continuous improvement program.

- -    unanticipated product warranty and environmental claims or problems.

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

          The company has denied all of the plaintiff's allegations and believes that it has valid defenses to the plaintiffs' claims. Discovery in this matter has been completed. In April 1995, the company filed a motion to sever the trials of each of the individual plaintiffs. The motion was granted, and the cases will be tried seriatim. The trials were expected to begin in March 1996 but the company continues to be "on call" awaiting notification by the court that it is ready to start the trials. At this time, the company believes that the ultimate resolution of this matter will not be material to its financial condition or results of operations.


 Item 2.  Changes in Securities

          Not applicable.


 Item 3.  Defaults Upon Senior Securities

          Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

          (1)  Shareholders approved The Timken Company Long-Term
               Incentive Plan, as amended and restated on December 20, 1995.

                    Affirmative         Negative
                     22,383,533         4,877,564


          (2) Shareholders approved the adoption of an amendment to Article Fourth of the Company's Amended Articles of Incorporation to increase authorized Common Stock from 100,000,000 shares without par value to 200,000,000 shares without par value.

                    Affirmative         Negative
                     23,832,008         3,373,898

          (3) The Board of Directors recommended the four individuals set forth below be elected Directors in Class II at the 1996 Annual Meeting of Shareholders of The Timken Company held on April 16, 1996, to serve for a term of three years expiring at the Annual Meeting in 1999
               (or until their respective successors are elected and qualified). Mr. Mahoney and Mr. Toot had been previously elected as Directors by the shareholders and were re-elected at the 1996 meeting.

                                          Affirmative   Withheld

               J. Clayburn La Force, Jr.  27,180,528     267,856
               Robert W. Mahoney          27,186,176     262,208
               Jay A Precourt             27,188,335     260,049
               Joseph F. Toot, Jr.        27,117,676     330,708


Item 5.  Other Information

          Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

          (a).  Exhibits

           (3) (i)  Amended Articles of Incorporation of The
                    Timken Company (Effective April 16, 1996) were filed with Form S-8 dated April 16, 1996, and are incorporated herein by reference.

               10 The Timken Company Long-Term Incentive Plan for officers and other key employees as amended and restated as of December 20, 1995 and approved by shareholders on April 16, 1996, was filed as Appendix A to Proxy Statement dated March 6, 1996, and is incorporated herein by reference.

               10.1 Form of The Timken Company Nonqualified Stock
                    Option Agreement for nontransferable options as adopted on April 16, 1996.

               10.2 Form of The Timken Company Nonqualified Stock
                    Option Agreement for transferable options as adopted on April 16, 1996.

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



                                       The Timken Company
                                  _______________________________


Date       May 14, 1996           BY   /s/ J. F. Toot, Jr.
      ________________________    _______________________________
                                       J. F. Toot, Jr., Director;
                                       President and Chief
                                       Executive Officer



Date       May 14, 1996           BY   /s/ G. E. Little
      ________________________    _______________________________
                                       G. E. Little
                                       Vice President - Finance