Form 10-Q
period 1996-06-30
TIMKEN CO
filed 1996-08-13
CIK 98362

1.
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.   20549

                            FORM 10Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934 for the quarterly period ended June 30, 1996.

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

                    YES    X      NO
                          ___         ___


Common shares outstanding at June 30, 1996, 31,525,125.

PART I.  FINANCIAL INFORMATION                                           2.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)


                                                        June 30      Dec. 31
                                                         1996         1995
ASSETS                                                  ------       ------
Current Assets
Cash and cash equivalents.........................      $6,869       $7,262
Accounts receivable, less allowances,
(1996-$7,481; 1995-$6,632)........................     326,535      284,924
Deferred income taxes.............................      52,686       50,183
Inventories (Note 2) .............................     413,866      367,889
                                                        ------       ------
          Total Current Assets....................     799,956      710,258

Property, Plant and Equipment.....................   2,411,167    2,337,450
 Less allowances for depreciation.................   1,352,414    1,298,068
                                                        ------       ------
                                                     1,058,753    1,039,382

Costs in excess of net assets of acquired business,
less amortization, (1996-$16,655; 1995-$14,985)...     114,162      102,854
Deferred income taxes.............................      30,710       31,176
Other assets......................................      51,725       42,255
                                                        ------       ------
      Total Assets................................  $2,055,306   $1,925,925
                                                        ======       ======

LIABILITIES
Current Liabilities
Accounts payable and other liabilities............    $235,751     $229,096
Short-term debt and commercial paper..............     101,656       60,078
Accrued expenses..................................     192,913      173,189
                                                        ------       ------
          Total Current Liabilities...............     530,320      462,363

Noncurrent Liabilities
Long-term debt (Note 3) ..........................     151,012      151,154
Accrued pension cost..............................     102,823       97,524
Accrued postretirement benefits cost..............     396,551      393,706
                                                        ------       ------
                                                       650,386      642,384

Shareholders' Equity (Note 4)
Common stock......................................     324,794      317,455
Earnings invested in the business.................     567,064      517,802
Cumulative foreign currency translation adjustment     (17,258)     (14,079)
                                                        ------       ------
          Total Shareholders' Equity..............     874,600      821,178

      Total Liabilities and Shareholders' Equity..  $2,055,306   $1,925,925
                                                        ======       ======

PART I.  FINANCIAL INFORMATION                                      3.
Continued
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                      Six Months Ended      Three Months Ended
                                                  June 30     June 30     June 30     June 30
                                                    1996        1995        1996        1995
                                                     ------      ------      ------      ------
                                                (Thousands of dollars, except per share data)
Net sales....................................... $1,197,507  $1,154,696    $601,553    $585,797
Cost of product sold............................    915,903     882,728     459,164     452,655
                                                     ------      ------      ------      ------
   Gross Profit.................................    281,604     271,968     142,389     133,142

Selling, administrative and general expenses....    157,134     148,422      78,217      74,783
                                                     ------      ------      ------      ------
   Operating Income.............................    124,470     123,546      64,172      58,359

Interest expense................................     (7,734)    (10,381)     (4,059)     (4,945)
Other - net.....................................     (5,061)     (7,148)     (2,281)     (3,313)
                                                     ------      ------      ------      ------
   Other Income (Expense).......................    (12,795)    (17,529)     (6,340)     (8,258)

   Income Before Income Taxes...................    111,675     106,017      57,832      50,101

Provision for Income Taxes (Note 5).............     43,553      40,498      23,308      18,858
                                                     ------      ------      ------      ------
   Net Income...................................    $68,122     $65,519     $34,524     $31,243
                                                     ======      ======      ======      ======

   Net Income Per Share * ......................      $2.17       $2.11       $1.10       $1.00
                                                     ======      ======      ======      ======

   Dividends Per Share..........................      $0.60       $0.54       $0.30       $0.27
                                                     ======      ======      ======      ======

* Per average shares outstanding................ 31,433,288  31,117,222  31,480,612  31,155,318

PART I.  FINANCIAL INFORMATION Continued                                4.

THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)



                                                            Six Months Ended
Cash Provided (Used)                                        June 30     June 30
                                                              1996        1995
                                                             ------      ------
OPERATING ACTIVITIES                                     (Thousands of dollars)
Net Income..............................................    $68,122     $65,519
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization..........................     62,268      62,034
 Provision (credit) for deferred income taxes...........     (1,141)      2,088
 Stock issued in lieu of cash to employee benefit plans.      3,240       3,182
 Changes in operating assets and liabilities:
  Accounts receivable...................................    (38,513)    (53,234)
  Inventories and other assets..........................    (41,645)    (39,832)
  Accounts payable and accrued expenses.................     29,687      40,285
  Foreign currency translation..........................       (267)      1,271
                                                             ------      ------
   Net Cash Provided (Used) by Operating Activities.....     81,751      81,313

INVESTING ACTIVITIES
 Purchases of property, plant and equipment - net.......    (71,323)    (57,939)
 Purchase of subsidiaries...............................    (39,249)          0
                                                             ------      ------
   Net Cash Provided (Used) by Investing Activities.....   (110,572)    (57,939)

FINANCING ACTIVITIES
 Cash dividends paid to shareholders....................    (14,761)    (14,668)
 Payments on long-term debt.............................       (126)       (102)
 Short-term debt activity - net.........................     43,389     (13,851)
                                                             ------      ------
   Net Cash Provided (Used) by Financing Activities.....     28,502     (28,621)

Effect of exchange rate changes on cash.................        (74)       (308)

Increase or (Decrease) in Cash and Cash Equivalents.....       (393)     (5,555)
Cash and Cash Equivalents at Beginning of Period........      7,262      12,121
                                                             ------      ------
Cash and Cash Equivalents at End of Period..............     $6,869      $6,566
                                                             ======      ======

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                       5.

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
                                                            6/30/96     12/31/95
Note 2 -- Inventories                                        ------      ------
                                                         (Thousands of dollars)
Finished products                                          $139,859    $130,894
Work-in-process and raw materials                           232,539     195,126
Manufacturing supplies                                       41,468      41,869
                                                             ------      ------
                                                           $413,866    $367,889
                                                             ======      ======


Note 3 -- Long-term Debt                                    6/30/96     12/31/95
                                                             ------      ------
                                                         (Thousands of dollars)
7-1/2% State of Ohio Pollution Control
   Revenue Refunding Bonds, maturing on
   January 1, 2002                                          $17,000     $17,000
State of Ohio Water Development Revenue
   Refunding Bond, maturing on May 1, 2007.
   The variable interest rate is tied to the
   bank's tax exempt weekly interest rate.
   The rate at June 30, 1996 is 3.35%.                        8,000       8,000
State of Ohio Air Quality and Water Development
   Revenue Refunding Bonds, maturing on
   June 1, 2001.  The variable interest rate
   is tied to the bank's tax exempt weekly
   interest rate.  The rate at June 30, 1996
   is 3.35%                                                  21,700      21,700
Fixed Rate Medium-term Notes, Series A, due at
   various dates through September, 2002 with
   interest rates ranging from 7.20% to 9.25%               103,000     103,000
Other                                                         1,695       1,768
                                                             ------      ------
                                                            151,395     151,468
Less:  Current Maturities                                       383         314
                                                             ------      ------
                                                           $151,012    $151,154
                                                             ======      ======

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                     6.
Continued
Note 4 -- Shareholders' Equity               06/30/96  12/31/95
                                              ------    ------
Class I and Class II serial preferred stock (Thousands of dollars) without par value:
   Authorized --   10,000,000 shares each class
   Issued - none                                  $0        $0
Common Stock without par value:
   Authorized -- 100,000,000 shares
   Issued (including shares in treasury)
      1996 - 31,525,269 shares
      1995 - 31,354,307 shares
   Stated Capital                             53,064    53,064
   Other paid-in capital                     271,736   264,567
Less cost of Common Stock in treasury
      1996 - 144 shares
      1995 -   4444 shares                         6       176
                                              ------    ------
                                            $324,794  $317,455
                                              ======    ======

An analysis of the change in capital and earnings invested in the business is as follows:
                                            Common Stock
                                           --------------------  Earnings      Foreign
                                                       Other     Invested     Currency
                                             Stated   Paid-In     in the     Translation Treasury
                                            Capital   Capital    Business    Adjustment     Stock    Total
                                              ------    ------       ------       ------   ------     ------
                                                               (Thousands of dollars)
Balance December 31, 1995                    $53,064  $264,567     $517,802     ($14,079)   ($176)  $821,178
Net Income                                                           68,122                           68,122
Dividends paid - $.60 per share                                     (18,860)                         (18,860)
Employee benefit and dividend reinvestment plans:        7,169                                170      7,339
  Treasury - issued/acquired   4,300 shares
   Common Stock - issued  170,962 shares
Foreign currency translation adjustment                                           (3,179)             (3,179)

                                              ------    ------       ------       ------   ------     ------
Balance June 30, 1996                        $53,064  $271,736     $567,064     ($17,258)     ($6)  $874,600
                                              ======    ======       ======       ======   ======     ======

PART I. NOTES TO FINANCIAL STATEMENTS                                 7.
(Unaudited)  Continued

Note 5 -- Income Tax Provision        Six Months Ended Three Months Ended
                                     June 30  June 30   June 30  June 30
                                      1996     1995      1996     1995
                                      ------   ------    ------   ------
                    U.S.                       (Thousands of dollars)
                       Federal       $33,824  $28,325   $18,465  $13,322
                       State & Local   5,522    4,693     2,752    2,190
                    Foreign            4,207    7,480     2,091    3,346
                                      ------   ------    ------   ------
                                     $43,553  $40,498   $23,308  $18,858
                                      ======   ======    ======   ======

Taxes provided exceed the U.S. statutory rate primarily due to state and local taxes.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations

The Timken Company achieved higher sales and earnings for both the second quarter and the six months ended June 30, 1996.

Net sales for the second quarter were $601.6 million, up 2.7% from 1995's second quarter record level of $585.8 million. During the first half and second quarter ended June 30, The Timken Company achieved record sales levels despite slower economic growth in markets where the company competes in both the United States and Europe. Sales in Mexico continued to strengthen during the second quarter and exports from the U.S. remained strong. The company also achieved growth in sales in its computer disk drive, aerospace and specialty alloy steel markets.

Gross profit for the quarter was $142.4 million (23.7% of net sales) compared to $133.1 million (22.7% of net sales) in the same period a year ago. Although the company realized cost savings from continuous improvement efforts in its manufacturing processes, these benefits were offset in part by higher raw material and higher natural gas costs. Increased overtime and training costs also hurt second quarter profits.

Selling, administrative, and general expenses were $78.2 million (13% of net sales) in the second quarter of 1996 compared to $74.8 million (12.8% of net sales) in 1995. The company experienced higher expense in the second quarter and first six months of 1996 due in part to the company's new pay-for-performance plan for salaried associates that was implemented in the fourth quarter of 1995. This new compensation plan increases the linkage between company performance and pay. The higher expense in the second quarter of 1996 also resulted from the company's recent acquisitions and the development of improved scheduling and product and process costing systems. The company continues to focus on continuous improvement in its administrative functions with the intent of improving its performance for customers and shareholders.

Bearing Business net sales were $403.5 million in the second quarter of 1996 compared to $399.8 million in the year-earlier period. Car production in the U.S. rebounded after the settlement of the General Motors Corporation work stoppage which helped the bearing automotive sales. Light truck and sport utility vehicle sales remained strong. The business also experienced an increase in exports from the U.S.

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

Sales in Mexico continued to strengthen during the second quarter and exceeded sales in the same period a year ago by more than 50%. Sales in the U.S. railroad market were weak as were sales from Europe and Brazil.

Bearing Business operating income was $36 million in 1996's second quarter, up from the $34.2 million reported in the second quarter of 1995. Although the bearing business is somewhat behind schedule in meeting its targeted continuous improvement savings, improvements in manufacturing processes have allowed the business to achieve production levels needed to meet higher demand at significantly lower levels of manning than would have previously been required. The Bearing Business also experienced some improvements in product mix which contributed to increased income. Bearing Business profits were adversely affected by higher overtime and training costs required primarily to meet increased demand for its larger diameter products.

Steel Business sales of $198 million were 6.5% higher than the $186 million recorded a year earlier, due primarily to an increase in specialty steel sales at the company's Latrobe Steel Company Subsidiary. Operating income in the second quarter of 1996 was $28.2 million, up from the $24.1 million in the year-earlier period. The Steel Business achieved an increase in profits primarily as a result of the higher sales and continuous improvement efforts in its manufacturing processes. The business overcame significantly higher scrap and natural gas costs and higher costs related to the development of new business systems.

Interest expense was lower in the second quarter of 1996 compared to the year-ago period resulting primarily from the company's lower average outstanding debt.


Financial Condition

Total assets increased by $129.4 million from December 31, 1995, primarily as a result of increased accounts receivable and inventories. The $38.5 million increase in accounts receivable, as reflected in the Consolidated Condensed Statements of Cash Flows, relates primarily to the increase in sales. The number of days' sales in receivables at June 30, 1996, was lower than the year-end 1995 level. Inventories and other assets increased by $41.6 million

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

compared to year-end 1995. The increase in inventories relates primarily to the higher level of activity; however the number of days' supply in inventory at the end of the second quarter was higher than the previous year-end level. The company expects to reduce its days' supply in inventory by year-end.

The increase in accounts payable and accrued expenses relates to the increased level of activity, higher pension and postretirement benefits cost and higher income taxes. Debt of $252.7 million at the end of the second quarter of 1996 was higher compared to $211.2 million at year-end 1995. Cash was required primarily to fund the purchase of property, plant and equipment, to cover the increase in working capital and to finance the company's acquisitions. Any future increase in cash needs will be met by added short-term borrowing and issuance of medium-term notes.

The ratio of debt to total capital of 22.4% was higher than the 20.5% at year-end 1995 due primarily to the higher debt level.

Purchases of property, plant and equipment - net in the second quarter of 1996 were $71.3 million compared to $57.9 million one year earlier. The company continues to invest in activities consistent with the strategies it is pursuing to achieve an industry leadership position. Further capital investments in technologies in the company's plants throughout the world and new acquisitions provide Timken with the opportunity to accelerate growth and strengthen its position in new and existing markets.

The company is continuing in its effort to accelerate continuous improvement in its manufacturing plants worldwide. The Steel Business is on track to achieve the results expected from this effort as announced in 1993. The Bearing Business is achieving savings but is somewhat behind the planned savings schedule. The savings from this effort, which is the company's number one priority, are expected to offset inflation and higher costs associated with new production initiatives. Separation costs associated with layoffs resulting from the implementation of cost saving initiatives are being charged to accounting reserves that were established in 1993.

During the second quarter, the company acquired the assets of Ohio Alloy Steels, Inc., a tool steel service center which is based in Youngstown, Ohio. The company, which began operations on

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

May 2, 1996, will function as a subsidiary of Latrobe Steel Company, a Timken Company subsidiary since 1975. The new distribution business will be dedicated to strengthening Latrobe's tool steel distribution and customer service capabilities. In June, the company began operation of its Yantai-Timken joint venture in China. Timken has 60% ownership in the new company, Yantai Timken Company Limited, which manufactures tapered roller bearings. The company is located in Yantai Shandong Province, on the northeast coast of China near the Yellow Sea.

On June 27, 1996, the company announced that it entered into a definitive agreement with Houghton & Richards, Inc. (H & R) to acquire the assets of its tool steel service center headquartered in Marlborough, Massachusetts. H & R will operate as a subsidiary of Latrobe Steel Company. This acquisition will expand the scope of Latrobe's products and services to tool steel customers and will enhance its tool steel distribution network.

In the second quarter, the company announced that its board of directors authorized the company to purchase up to two million of its own shares over the next 30 months. The company has already begun to buy back shares. The timing of future purchases and the number of shares to be purchased will depend upon prevailing share market prices and trading volumes. Shares that are acquired will be held as treasury shares and will be available for general corporate purposes.

On August 2, 1996, the Board of Directors declared a quarterly cash dividend of $.30 per share payable September 3, 1996, to shareholders of record at the close of business on August 16, 1996.

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

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)



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

          In August 1994, the company's Latrobe Steel Company subsidiary was served with a complaint filed by seven former employees. Each of the employees had been terminated from employment in late 1993 as part of the company's administrative streamlining efforts. The plaintiffs' original claims of wrongful termination in violation of public policy, breach of contract and promissory estoppel were dismissed. Plaintiffs' remaining claims include discrimination on account of age and/or disability status. The relief requested includes reinstatement, back pay, front pay, liquidated damages, attorneys' fees and compensatory and punitive damages under the Americans With Disabilities Act and Pennsylvania law.

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



                                       The Timken Company
                                  _______________________________


Date       August 13, 1996        BY   /s/ J. F. Toot, Jr.
      ________________________    _______________________________
                                       J. F. Toot, Jr., Director;
                                       President and Chief
                                       Executive Officer



Date       August 13, 1996        BY   /s/ G. E. Little
      ________________________    _______________________________
                                       G. E. Little
                                       Vice President - Finance