Form 10-Q
period 1996-09-30
TIMKEN CO
filed 1996-11-13
CIK 98362

1.
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.   20549

                           FORM 10Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996.

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

                    YES   X      NO
                       ___         ___


Common shares outstanding at September 30, 1996, 31,257,822.

PART I.  FINANCIAL INFORMATION                                           2.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

                                                       Sep. 30      Dec. 31
                                                        1996         1995
                                                       ------       ------
ASSETS                                               (Thousands of Dollars)
Current Assets
Cash and cash equivalents.........................     $15,309       $7,262
Accounts receivable, less allowances,
(1996-$7,670; 1995-$6,632)........................     323,342      284,924
Deferred income taxes.............................      54,179       50,183
Inventories (Note 2) .............................     427,482      367,889
                                                        ------       ------
          Total Current Assets....................     820,312      710,258

Property, Plant and Equipment.....................   2,442,432    2,337,450
 Less allowances for depreciation.................   1,374,215    1,298,068
                                                        ------       ------
                                                     1,068,217    1,039,382

Costs in excess of net assets of acquired business,
less amortization, (1996-$17,626; 1995-$14,985)...     128,054      102,854
Deferred income taxes.............................      14,203       31,176
Other assets......................................      50,428       42,255
                                                        ------       ------
      Total Assets................................  $2,081,214   $1,925,925
                                                        ======       ======

LIABILITIES
Current Liabilities
Accounts payable and other liabilities............    $221,659     $229,096
Short-term debt and commercial paper..............     232,955       60,078
Accrued expenses..................................     177,140      173,189
                                                        ------       ------
          Total Current Liabilities...............     631,754      462,363

Noncurrent Liabilities
Long-term debt (Note 3) ..........................     140,930      151,154
Accrued pension cost..............................      27,265       97,524
Accrued postretirement benefits cost..............     394,825      393,706
                                                        ------       ------
                                                       563,020      642,384

Shareholders' Equity (Note 4)
Common stock......................................     314,144      317,455
Earnings invested in the business.................     589,409      517,802
Cumulative foreign currency translation adjustment     (17,113)     (14,079)
                                                        ------       ------
          Total Shareholders' Equity..............     886,440      821,178

      Total Liabilities and Shareholders' Equity..  $2,081,214   $1,925,925
                                                    ==========   ==========

PART I.  FINANCIAL INFORMATION                                                          3.
Continued

THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                       Nine Months Ended   Three Months Ended
                                                   Sep. 30     Sep. 30     Sep. 30     Sep. 30
                                                     1996        1995        1996        1995
                                                     ------      ------      ------      ------
                                                (Thousands of dollars, except per share data)
Net sales....................................... $1,778,924  $1,674,159    $581,417    $519,463
Cost of product sold............................  1,359,670   1,286,640     443,767     403,912
                                                     ------      ------      ------      ------
   Gross Profit.................................    419,254     387,519     137,650     115,551

Selling, administrative and general expenses....    234,460     225,974      77,326      77,552
                                                     ------      ------      ------      ------
   Operating Income.............................    184,794     161,545      60,324      37,999

Interest expense................................    (12,406)    (15,162)     (4,672)     (4,781)
Other - net.....................................     (8,606)     (9,575)     (3,545)     (2,427)
                                                     ------      ------      ------      ------
   Other Income (Expense).......................    (21,012)    (24,737)     (8,217)     (7,208)

   Income Before Income Taxes...................    163,782     136,808      52,107      30,791

Provision for Income Taxes (Note 5).............     63,875      52,261      20,322      11,763
                                                     ------      ------      ------      ------
   Net Income...................................    $99,907     $84,547     $31,785     $19,028
                                                   ========    ========    ========    ========

   Net Income Per Share * ......................      $3.18       $2.71       $1.01       $0.61
                                                   ========    ========    ========    ========

   Dividends Per Share..........................      $0.90       $0.81       $0.30       $0.27
                                                   ========    ========    ========    ========

* Per average shares outstanding................ 31,420,553  31,159,689  31,424,410  31,244,711

PART I.  FINANCIAL INFORMATION Continued                                 4.

THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                             Nine Months Ended
Cash Provided (Used)                                       Sep. 30     Sep. 30
                                                             1996        1995
                                                             ------      ------
OPERATING ACTIVITIES                                     (Thousands of dollars)
Net Income..............................................    $99,907     $84,547
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization..........................     93,892      92,756
 Provision (credit) for deferred income taxes...........     13,433       5,790
 Stock issued in lieu of cash to employee benefit plans.      3,300       4,383
 Changes in operating assets and liabilities:
  Accounts receivable...................................    (29,192)    (32,058)
  Inventories and other assets..........................    (39,713)    (72,561)
  Accounts payable and accrued expenses.................    (85,910)     22,469
  Foreign currency translation..........................       (481)        (22)
                                                             ------      ------
   Net Cash Provided (Used) by Operating Activities.....     55,236     105,304

INVESTING ACTIVITIES
 Purchases of property, plant and equipment - net.......   (100,841)    (89,313)
 Purchase of subsidiaries...............................    (75,634)          0
                                                             ------      ------
   Net Cash Provided (Used) by Investing Activities.....   (176,475)    (89,313)

FINANCING ACTIVITIES
 Cash dividends paid to shareholders....................    (22,485)    (21,493)
 Purchase of Treasury Shares............................    (12,426)          0
 Payments on long-term debt.............................       (196)        269
 Proceeds from issuance of long-term debt...............     20,000           0
 Short-term debt activity - net.........................    144,471       2,755
                                                             ------      ------
   Net Cash Provided (Used) by Financing Activities.....    129,364     (18,469)

Effect of exchange rate changes on cash.................        (78)       (137)

Increase or (Decrease) in Cash and Cash Equivalents.....      8,047      (2,615)
Cash and Cash Equivalents at Beginning of Period........      7,262      12,121
                                                             ------      ------
Cash and Cash Equivalents at End of Period..............    $15,309      $9,506
                                                             ======      ======

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                       5.

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
                                                            9/30/96     12/31/95
Note 2 -- Inventories                                        ------      ------
                                                         (Thousands of dollars)
Finished products                                          $138,558    $130,894
Work-in-process and raw materials                           247,979     195,126
Manufacturing supplies                                       40,945      41,869
                                                             ------      ------
                                                           $427,482    $367,889
                                                             ======      ======


Note 3 -- Long-term Debt                                    9/30/96     12/31/95
                                                             ------      ------
                                                         (Thousands of dollars)
7-1/2% State of Ohio Pollution Control
   Revenue Refunding Bonds, maturing on
   January 1, 2002                                          $17,000     $17,000
State of Ohio Water Development Revenue
   Refunding Bond, maturing on May 1, 2007.
   The variable interest rate is tied to the
   bank's tax exempt weekly interest rate.
   The rate at September 30, 1996 is 3.85%.                   8,000       8,000
State of Ohio Air Quality and Water Development
   Revenue Refunding Bonds, maturing on
   June 1, 2001.  The variable interest rate
   is tied to the bank's tax exempt weekly
   interest rate.  The rate at September 30, 1996
   is 3.85%                                                  21,700      21,700
Fixed Rate Medium-term Notes, Series A, due at
   various dates through July, 2026 with
   interest rates ranging from 7.20% to 9.25%               123,000     103,000
Other                                                         1,625       1,768
                                                             ------      ------
                                                            171,325     151,468
Less:  Current Maturities                                    30,395         314
                                                             ------      ------
                                                           $140,930    $151,154
                                                             ======      ======

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                         6.
Continued

Note 4 -- Shareholders' Equity              09/30/96  12/31/95
                                              ------    ------
Class I and Class II serial preferred stock (Thousands of dollars) without par value:
   Authorized --   10,000,000 shares each class
   Issued - none                                  $0        $0
Common Stock without par value:
   Authorized -- 200,000,000 shares
   Issued (including shares in treasury)
      1996 - 31,525,227 shares
      1995 - 31,354,307 shares
   Stated Capital                             53,064    53,064
   Other paid-in capital                     271,526   264,567
Less cost of Common Stock in treasury
      1996 - 267,405 shares
      1995 -   4444 shares                    10,446       176
                                              ------    ------
                                            $314,144  $317,455
                                              ======    ======

An analysis of the change in capital and earnings invested in the business is as follows:
                                            Common Stock
                                           --------------------    Earnings      Foreign
                                                       Other       Invested     Currency
                                             Stated    Paid-In     in the     Translation Treasury
                                             Capital   Capital     Business    Adjustment  Stock    Total
                                              ------    ------      ------       ------   ------     ------
                                                               (Thousands of dollars)
Balance December 31, 1995                    $53,064  $264,567     $517,802     ($14,079)   ($176)  $821,178
Net Income                                                           99,907                           99,907
Dividends paid - $.90 per share                                     (28,300)                         (28,300)
Employee benefit and dividend reinvestment plans:        6,959                            (10,270)    (3,311)
  Treasury - issued/acquired   262,961 shares
   Common Stock - issued  170,920 shares
Foreign currency translation adjustment                                           (3,034)             (3,034)

                                              ------    ------       ------       ------   ------     ------
Balance September 30, 1996                   $53,064  $271,526     $589,409     ($17,113)($10,446)  $886,440
                                              ======    ======       ======       ======   ======     ======

PART I. NOTES TO FINANCIAL STATEMENTS                                      7.
(Unaudited)  Continued

Note 5 -- Income Tax Provision         Nine Months Ended    Three Months Ended
                                     Sep. 30   Sep. 30    Sep. 30    Sep. 30
                                       1996      1995       1996       1995
                                      ------     ------    ------      ------
                    U.S.                       (Thousands of dollars)
                       Federal       $48,834    $35,684   $15,010      $7,359
                       State & Local   7,577      6,604     2,055       1,911
                    Foreign            7,464      9,973     3,257       2,493
                                      ------     ------    ------      ------
                                     $63,875    $52,261   $20,322     $11,763
                                      ======     ======    ======      ======

Taxes provided exceed the U.S. statutory rate primarily due to state and local taxes.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations

During the third quarter of 1996, The Timken Company continued its trend of improved financial performance, resulting in record sales and earnings for the quarter and nine months ended September 30.

Net sales for the third quarter were $581.4 million, up 11.9% from 1995's third quarter record level of $519.5 million. This increase resulted in part from sales gains in the U.S. automotive market, which were bolstered by higher demand for steel tubing and parts and an increase in sales of higher value Sensor-pac bearings. In addition, the company achieved higher sales in Mexico, Australia and Argentina as well as in its miniature precision bearing and U.S. specialty alloy steel markets. The company increased sales during the first nine months of 1996 despite weakness in certain markets, including heavy trucks, freight cars and locomotives in the U.S. and trucks and construction and agricultural equipment in Europe. Sales in 1996 were also higher than the year-earlier period because of acquisitions the company completed during 1996.

Gross profit for the quarter was $137.7 million (23.7% of net sales) compared to $115.6 million (22.2% of net sales) in the same period a year ago. The company's efforts to accelerate continuous improvement in its manufacturing plants had a positive impact on manufacturing performance and contributed to the growth in gross profit. Higher natural gas costs were more than offset by lower steel raw material costs and lower labor costs resulting from less overtime and a reduction of the company's contingency workforce.

Selling, administrative, and general expenses were $77.3 million (13.3% of net sales) in the third quarter of 1996 compared to $77.6 million (14.9% of net sales) in 1995. The company's on-going efforts to streamline its administrative functions helped to offset higher expense due to the company's new pay-for-performance plan for salaried associates that was implemented in the fourth quarter of 1995. The company also incurred higher expense in the third quarter and first nine months of 1996 related to its recent acquisitions and the development of improved scheduling and product and process costing systems.

Bearing Business net sales were $382.6 million in the third quarter of 1996 compared to $351.5 million in the year-earlier period.
During the fist nine months, the Bearing Business achieved higher

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

sales despite weakness in the heavy truck, and locomotive markets in the U.S. and softening of the truck and construction and agricultural equipment markets in Europe. Strengthened business in Mexico, Argentina, and Australia and higher-value "smart" bearings equipped with sensors and used in anti-lock braking systems buoyed sales. In addition, the bearing business achieved growth in its U.S. aftermarket sales and in its computer disk drive and aerospace markets. Sales from the business' recently acquired bearing company, Timken Polska Sp.z o.o. and its Chinese joint venture, Yantai Timken Company, Ltd., also contributed to higher Bearing Business sales in the third quarter of 1996.

Bearing Business operating income was $37.9 million in 1996's third quarter, up from the $33.4 million reported in the third quarter of 1995. Cost reductions in manufacturing attributable to the company's efforts to accelerate continuous improvement contributed to growth in operating income, although still more slowly than planned. The bearing business reduced overtime and its contingency workforce as it focused more on production schedules and manufacturing output in order to more effectively manage inventories. Improved performance by the company's European and Miniature Precision Bearing operations also contributed to the year-to-year improvement in operating income. In addition, the third quarter 1996 was positively affected by a write-up related to annual taking of physical inventory. The 1996 write-up was considerably less than one recorded in the year-ago period.

Steel Business sales of $198.8 million in the third quarter of 1996 were 18.3% higher than the $168 million recorded a year earlier. The business achieved an increase in specialty steel sales at the company's Latrobe Steel Company subsidiary in addition to higher demand for large bars, steel parts, and automotive tubing. Sales from Ohio Alloy Steels, Inc. and Houghton and Richards, Inc., newly acquired subsidiaries of Latrobe Steel Company, also contributed to higher third quarter sales.

Steel Business operating income in the third quarter of 1996 was $22.4 million, up from the $4.6 million in the year-earlier period. The Steel Business achieved an increase in profits primarily as a result of the higher sales and continuous improvement efforts in its manufacturing processes. Third quarter results were also affected by lower scrap prices and higher natural gas costs. Operating income in

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

1995's third quarter was adversely affected by a physical inventory adjustment.

More favorable interest rates in the third quarter of 1996 resulted in lower interest expense compared to the year-ago period despite higher average outstanding debt.

Financial Condition

Total assets increased by $155.3 million from December 31, 1995, primarily as a result of the company's acquisitions that were completed during the first nine months of 1996. In addition, the increase in assets resulted in part from higher accounts receivable and inventories. The $29.2 million increase in accounts receivable, as reflected in the Consolidated Condensed Statements of Cash Flows, relates primarily to the increase in sales. The number of days' sales in receivables at September 30, 1996, was lower than the year-end 1995 level. Inventories and other assets increased by $39.7 million compared to year-end 1995. The increase in inventories relates primarily to the higher level of activity; however, the number of days' supply in inventory at the end of the third quarter was higher than the previous year-end level. The company expects to reduce its days' supply in inventory by year-end.

The $85.9 million decrease in accounts payable and accrued expenses relates primarily to additional funds the company contributed to its pension plans during the third quarter. Debt of $373.9 million at the end of the third quarter of 1996 exceeded the $211.2 million at year-end 1995. In addition to funding the pension plans, cash was required for the purchase of property, plant and equipment, to cover the increase in working capital and to finance the company's various growth initiatives. Any future increase in cash needs will be met by added short-term borrowing and issuance of medium-term notes.

The 29.7% debt to total capital ratio was higher than the 20.5% at year-end 1995 due to the higher debt level described above.

Purchases of property, plant and equipment - net during the nine months ended September 30, 1996, were $100.8 million compared to $89.3 million one year earlier. The company also invested $75.6 million in the purchase of subsidiaries. The company continues to invest in activities consistent with the strategies it is pursuing to

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

achieve an industry leadership position. Further capital investments in technologies in the company's plants throughout the world and new acquisitions provide Timken with the opportunity to accelerate growth and strengthen its positions in new and existing markets.

The company is continuing in its effort to accelerate continuous improvement in its manufacturing plants worldwide. The Steel Business is on track to achieve the results expected from this effort announced in 1993. The Bearing Business is achieving savings but is somewhat behind the planned savings schedule. Separation costs associated with layoffs resulting from the implementation of cost saving initiatives are being charged to accounting reserves that were established in 1993.

During the third quarter, the company completed its acquisition of the tool steel service center of Houghton & Richards, Inc.
(H & R), headquartered in Marlborough, Massachusetts. H & R will operate as a subsidiary of Latrobe Steel Company, a Timken Company subsidiary since 1975. This acquisition will expand the scope of Latrobe's products and services to tool steel customers and will enhance its tool steel distribution network.

On September 9, 1996, the company's Steel Business announced plans to invest $55 million in a rolling mill and bar processing equipment at its Harrison Steel Plant located in Canton, Ohio. This investment is part of the company's growth strategy and will move the company closer to achieving a cost and quality leadership position in the manufacture of continuous-cast, small- and intermediate-sized, steel bars. It is anticipated that the new rolling mill will be operational by mid-1998.

On September 10, 1996, the company announced that it had entered into negotiations to acquire the tool steel finishing and distribution businesses of Sanderson Kayser Ltd., a United Kingdom steelmaker, from its British parent GEI International PLC. The Sanderson Kayser businesses will become part of Latrobe Steel Company, a Timken Company subsidiary known for its leadership in specialty steel manufacturing and, increasingly, in tool steel distribution.

On September 16, 1996, the company announced a planned $5 million investment in its New Philadelphia Precision Tapered Bearing Business to expand the facility and increase the plant's production capacity by 50 percent. The 10,000-square-foot expansion, which is expected

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

to be completed in the second quarter of 1997, will provide space for a manufacturing cell to produce specialized printing press bearings and other precision products. The plan also calls for new equipment to improve production of precision bearings for machine tool customers.

On October 14, 1996, the company announced plans to invest $30 million in new technology to expand its steel parts manufacturing capabilities and increase product lines. The new investments include a $15 million profile ring mill to be built in Columbus, N.C., to manufacture profiled rings, and a $15 million hot-forming facility to be built at a site yet to be finalized. These initiatives are an extension of the Steel Business' core competencies and will solidly position the company as a prime supplier of rings to the bearing industry. The ring mill, which will be added to the company's Tryon Peak Plant, will produce a variety of shaped rings from Timken steel for the bearing industry. The hot-forming facility will produce forged bearing components from Timken steel bars.

On October 18, 1996, the company announced that it was in negotiations to acquire the tapered roller bearing business of Gnutti Carlo S.p.A., a leading European manufacturer of tapered roller bearings located near Brescia in northern Italy. This acquisition will give the company a stronger position in Europe and enable it to offer a broader range of products to its customers.

On November 1, 1996, the Board of Directors declared a quarterly cash dividend of $.30 per share payable December 2, 1996, to shareholders of record at the close of business on November 15, 1996.

The company's basic labor agreement with the United Steelworkers of America (AFL-CIO), representing production and maintenance workers at the company's Canton, Wooster, and Columbus, Ohio plants, expires on September 22, 1997. The collective bargaining agreement provides for early negotiations in 1996. The two parties have been meeting but have not reached an early agreement at this time.

Some of the statements set forth in this document that are not historical in nature are forward-looking statements. The company cautions readers that actual results may differ materially from those projected or implied in forward-looking statements made by or on behalf of the company due to a variety of important factors, such as:

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

a) changes in world economic conditions. This includes, but is not limited to, the potential instability of governments and legal systems in countries in which the company conducts business, and significant changes in currency valuations.

b) changes in customer demand on sales and product mix. This includes the effect of customer strikes and the impact of changes in industrial business cycles.

c) competitive factors, including changes in market penetration and the introduction of new products by existing and new competitors.

d) changes in operating costs. This includes the effect of changes in the company's manufacturing processes; changes in costs associated with varying levels of operations; changes resulting from inventory management initiatives and different levels of customer demands; the effects of unplanned work stoppages; changes in the cost of labor and benefits; and the cost and availability of raw materials and energy.

e) the success of the company's operating plans, including its ability to achieve the total planned benefits of its continuous improvement programs and the ability of recently acquired companies to meet initially projected operating results.

f) unanticipated litigation, claims or assessments. This includes, but is not limited to, claims or problems related to product warranty and environmental issues.

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

          The company has denied all of the plaintiff's allegations and believes that it has valid defenses to the plaintiffs' claims. Discovery in this matter has been completed. The claims of five plaintiffs have been consolidated by the court for one trial and the claims of the remaining two plaintiffs have been consolidated for another trial. The trials are expected to begin in mid-November 1996. At this time, the company believes that the ultimate resolution of this matter will not be material to its financial condition or results of operations.

Item 2.  Changes in Securities
          Not applicable.

Item 3.  Defaults Upon Senior Securities
          Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
          Not applicable.

Item 5.  Other Information
          Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

          (a).  Exhibits

                4   Fifth Amendment Agreement dated
                    August 31, 1996, to the amended and
                    restated credit agreement as amended
                    February 23, 1993, May 31, 1994, November
                    15, 1994, and August 15, 1995, between
                    Timken and certain banks.

                4.1 First Supplemental Indenture, dated as of
                    July 24, 1996 by and between The Timken
                    Company and Mellon Bank, N.A.

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


                                       The Timken Company
                                  _______________________________


Date       November 13, 1996      BY   /s/ Joseph F. Toot, Jr.
      ________________________    _______________________________
                                       Joseph F. Toot, Jr.,
                                       Director; President and
                                       Chief Executive Officer


Date       November 13, 1996      BY   /s/ G. E. Little
      ________________________    _______________________________
                                       G. E. Little
                                       Vice President - Finance