Form 10-K
period 1996-12-31
TIMKEN CO
filed 1997-03-27
CIK 98362

1



                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                     FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended                     Commission File Number 1-1169
December 31, 1996
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             YES  X                  NO
                                                 ___                    ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

The aggregate market value of the voting stock held by all shareholders other than shareholders identified under item 12 of this Form 10-K as of February 21, 1997, was $1,399,918,752 (representing 26,105,711 shares).

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of February 21, 1997.

Common Stock without par value --31,173,585 shares (representing a market value of $1,671,683,496)


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended
December 31, 1996, are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual meeting of shareholders to be held on April 15, 1997, are incorporated by reference into parts III and IV.

Exhibit Index may be found on Pages 20 through 24.

                                                                3
PART I
______
   Item 1.  Description of Business
   ________________________________
   General
   _______

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

   Anti-friction bearings constitute Timken's principal industry product. Basically, the tapered roller bearing made by Timken is its principal product in the anti-friction industry segment. It consists of four components (1) the cone or inner race, (2) the cup or outer race, (3) the tapered rollers which roll between the cup and cone, and (4) the cage which serves as a retainer and maintains proper spacing between the rollers. These four components are manufactured and sold in a wide variety of configurations and sizes. Matching bearings to service requirements of customers' applications requires engineering and oftentimes sophisticated analytical techniques. The design of every tapered roller bearing made by Timken permits distribution of unit pressures over the full length of the roller. This fact, coupled with its tapered design, high precision tolerance, proprietary internal geometry and premium quality material, provides a bearing with high load carrying capacity, excellent friction-reducing qualities and long life.

   Timken also produces super precision ball and roller bearings for use in aerospace, defense, computer disk drives and other markets having high precision applications. These bearings are mostly produced at the company's MPB Corporation subsidiary. They utilize ball and straight rolling elements and are in the super precision end of the general ball and straight roller bearing product range in the bearing industry. A majority of MPB's products are special custom-designed bearings and spindle assemblies. They often involve specialized materials and coatings for use in applications that subject the bearings to extreme operating conditions of speed and temperature. During 1996, Timken announced plans to expand its production capacity for super precision products through a $5 million investment at its New Philadelphia, Ohio, plant. The expansion, which is expected to be completed in the second

                                                                4
   Products (cont.)
   ________________

   quarter of 1997, will include advanced equipment to improve production of precision bearings for machine tool customers and a new cell to produce customized printing press bearings.

   Other bearing products manufactured by Timken include cylindrical bearings for the rolling mill market. These bearings feature straight versus tapered rollers. In addition, Timken produces custom-designed products called SpexxTM performance Bearings. The product line includes both tapered and cylindrical roller bearings and provides cost-effective solutions for selective applications.

   With the company's 1996 acquisition of Prema Milmet S.A. in Sosnoweic, Poland, its early 1997 acquisition of Gnutti Carlo S.p.A. in Cogozzo, Italy, and the company's 1996 Yantai Timken joint venture in China, Timken has added focus to the production of products used in the automotive, industrial and agricultural markets in Central Europe and China.

   Steel products include steels of intermediate alloy, low alloy and carbon grades, vacuum processed alloys, tool steel and other custom-made steel products including parts made from specialty steel. These are available in a wide range of solid and tubular sections with a variety of finishes.

   In the third quarter of 1996, Timken announced a $55 million investment to build a rolling mill and install advanced bar processing equipment at its Harrison Steel Plant in Canton, Ohio. This investment will position the company as a cost and quality leader in continuous cast, intermediate-sized alloy steel bars. The new rolling mill is expected to be operational by mid-1998.

   The company's steel products also include a product line called Dynametal(TM) Performance Steels. Timken's associates developed this environmentally friendly replacement for medium carbon leaded steels and cast iron components. The Steel Business' aggressive move into this market represents part of its continuing strategy to improve financial performance by focusing its energies and production on higher-value engineered steel bars and tubes.

   During 1996, Timken strengthened its tool steel distribution and customer service capabilities by acquiring Ohio Alloy Steels, a tool steel service center based in Youngstown, Ohio. The company will function as a subsidiary of Latrobe Steel Company, a Timken Company subsidiary. Growth of the tool steel distribution business continued with the acquisition of Houghton & Richards (H&R) in the third quarter. Based in Marlborough, Massachusetts, H&R expands the scope of products and services to tool steel customers with a focus on flat products. It will also operate as a Latrobe Steel subsidiary. A third addition to

                                                                5
   Products (cont.)
   ________________

   Timken's tool steel distribution business was finalized in the fourth quarter. The company acquired the tool steel finishing and distribution businesses of Sanderson Kayser Ltd., a United Kingdom steelmaker, from its British parent GEI International PLC. Now called Sanderson Special Steels Limited, the operation will function as a Latrobe Steel subsidiary.

   Timken has been increasing the marketing to major customers of high volume, semifinished components produced from its own steel. This value-added activity is a growing portion of the business.

   The company's Steel Business produces sub-components for automotive and industrial customers at its St. Clair Precision Tubing
   Components Plant in Eaton, Ohio, and its Tryon Peak Plant in
   Columbus, North Carolina. The development of the precision parts business has provided the company with the opportunity to further expand its market for tubing and capture more higher-value steel sales. This also enables the company's traditional tubing customers in the automotive and bearing industries to take advantage of higher-performing components that cost less than those they now use.

   In the fourth quarter of 1996, Timken announced plans to invest
   $30 million in new technology to expand its steel parts manufacturing capabilities and increase its product lines. Plans include a $15 million profile ring mill, employing proprietary manufacturing processes and advanced process control technology, to be built at the company's Tryon Peak Plant in Columbus, North Carolina; and a $15 million hot-forming facility to be opened in Winchester, Kentucky. These initiatives extend core competencies and position Timken as a prime supplier of a variety of shaped rings.


   Sales and Distribution
   ______________________

   Timken's products in the bearing industry segment are sold principally by its own sales organization. A major portion of the shipments are made directly from Timken's plants and the balance from warehouses located in a number of cities in the United States, Canada, England, France, Germany, Mexico and Argentina. These warehouse inventories are augmented by authorized distributor and jobber inventories throughout the world which provide local availability when service is required.

                                                                6
   Sales and Distribution (cont.)
   ______________________________

   The company operates an Export Service Center in Atlanta, Georgia, which specializes in the export of tapered roller bearings for the replacement markets in the Caribbean, Central and South America and other regions. Timken's tapered roller bearings are used in general industry and in a wide variety of products including passenger cars, trucks, railroad cars and locomotives, machine tools, rolling mills and farm and construction equipment. MPB's products, which are at the super precision end of the general ball and straight roller bearing segment, are used in aircraft, missile guidance systems, computer peripherals and medical instruments.

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

   Timken has a number of customers in the automotive industry including both manufacturers and suppliers. However, Timken feels that because of the size of that industry, the diverse applications, and the fact that its business is spread among a number of customers, both foreign and domestic, in original equipment manufacturing and aftermarket distribution, its relationship with the automotive industry is well diversified.

   Timken has entered into individually negotiated contracts with some of its customers in both the bearing and steel segments. These contracts may extend for one or more years and, if a price is fixed for any period extending beyond current shipments, customarily include a commitment by the customer to purchase a designated percentage of its requirements from Timken. Contracts extending beyond one year that are not subject to price adjustment provisions do not represent a material portion of Timken's sales. Timken does not believe that there is any significant loss of earnings risk associated with any single contract.

   Industry Segments
   _________________

   Segment information in Note 12 of the Notes to Consolidated Financial Statements and Information by Industry and Geographic Area on pages 32 and 33 of the Annual Report to Shareholders for the year ended
   December 31, 1996, are incorporated herein by reference. Export sales from the U.S. and Canada are not separately stated since such sales amount to less than 10% of revenue. The company's Bearing Business has

                                                                7
   Industry Segments (cont.)
   _________________________

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

   Timken manufactures an anti-friction bearing known as the tapered roller bearing. The tapered principle of bearings made by Timken permits ready absorption of both radial and axial loads in combination. For this reason, they are particularly well adapted to reducing friction where shafts, gears, or wheels are used. Timken also produces super precision ball and straight roller bearings at its MPB subsidiary. However, since the invention of the tapered roller bearing by its founder, Timken has maintained primary focus in its product and process technology on the tapered roller bearing segment. This has been important to its ability to remain a leader in the world's bearing industry. This contrasts with the majority of its major competitors who offer a wider variety of bearing types such as ball, straight roller, spherical roller and needle for the general industrial and automotive markets and are, therefore, less specialized in the tapered roller bearing segment. Timken competes with domestic manufacturers and many foreign manufacturers of anti-friction bearings.

   The anti-friction bearing business is intensely competitive in every country in which Timken competes. With the collapse of the former Soviet Union and the modernization of existing capacity in many countries, there remain substantial downward pricing pressures in the United States and other countries even during periods of significant demand in these markets. Moreover, international price discrimination by certain of Timken's foreign competitors and the continued absorption of antidumping duties by companies related to the foreign producers in the United States create additional pricing pressures in the United States. Imports of tapered roller bearings into

                                                                8
   Competition (cont.)
   ___________________

   the United States in 1996 were $220 million, or approximately 17 percent of the domestic tapered roller bearing market. In addition, Timken estimates the tapered roller bearings contained as components of foreign automobiles and heavy equipment produced outside the United States and imported into this country, to be approximately $185 million in 1996.

   To address the problem of injurious dumping by various foreign competitors, the company has pursued its legal rights in the United States and in other parts of the world for many years. In the United States, antidumping orders are outstanding from cases brought by the company in the early 1970s and in 1986. The antidumping finding issued in 1976 pertains to tapered roller bearings from Japan that have an outside diameter of 4 inches or less, but excluding unfinished components or parts. The finding does not apply to one major Japanese producer.
   In August 1986, the company filed an antidumping petition on behalf of the U.S. tapered roller bearing industry with both the U.S.
   International Trade Commission and the U.S. Department of Commerce alleging that imports of tapered roller bearings (including unfinished parts and components from six countries (China, Romania, Yugoslavia, Italy, Hungary and Japan (to the extent not covered by the 1976 finding)) were being sold at less than fair value in the United States and were causing material injury to the domestic industry. The U.S. Department of Commerce found that product from each of the countries was being sold in the United States at less than fair value, or "dumped," and the U.S. International Trade Commission found such imports were causing injury to the domestic industry. The Commerce Department's notice also identified the amount by which selling prices of the foreign producers were less than fair value. This amount is expressed as a weighted average percentage for each company investigated and is often referred to as the "final margin" for a particular time period. The final margins for Japanese producers as originally calculated in 1986-87 were approximately 36 percent for the major producers. Final margins for producers in other countries varied but were above 100% for one foreign producer. If requested by foreign producers, importers, or domestic producers, the dumping margins (if any) will be examined for a more recent time period.

   Substantial dumping margins have been found for most or all of the major producers in Japan for most years since the antidumping orders were issued. On March 6, 1997, the U.S. Department of Commerce issued final margins for companies investigated for the 1994-95 time period, finding a dumping margin for the major producer examined of over 21 percent. Margins for certain resellers/exporters were as high as 47 percent.

   Significant dumping margins continue to be found for certain producers from other countries covered by orders. For some countries covered by

                                                                9
   Competition (cont.)
   ___________________

   the orders, imports have declined or ceased. Some foreign producers and exporters / resellers have ceased dumping. The orders were revoked for Yugoslavia in 1995 and for Italy in 1996 as well as for selected individual producers in the other orders over time. Importers are required to post a cash deposit with the U.S. Customs Service equal to the final margin from the most recent period that has been published for a particular foreign producer from a country where an order remains outstanding. If no dumping is found or the amount of dumping is less than the cash deposit, the importer receives a refund with interest. If the dumping found in the review is greater than the amount posted as a cash deposit, the difference must be paid to the U.S. Customs Service with interest.

   Timken has remained deeply concerned about the persistence of unfair trade practices in its major markets and has participated in the administrative review process in the United States and elsewhere to assure that conditions of fair trade are restored, if possible. The company has pursued and continues to pursue legislative changes to neutralize the price depressing effect of duty absorption that has continued in the United States for more than 20 years in some cases. The existence of the orders reduces the commercial harm that would otherwise be experienced by the company from the continued dumping practices of certain foreign competitors.

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

                                                                10
   Backlog
   _______

   The backlog of orders of Timken's domestic and overseas operations is estimated to have been $1.05 billion at December 31, 1996, and $1 billion at December 31, 1995. Actual shipments are dependent upon ever-changing production schedules of the customer. Accordingly, Timken does not believe that its backlog data and comparisons thereof as of different dates are reliable indicators of future sales or shipments.

   Raw Materials
   _____________

   The principal raw materials used by Timken in its North American plants to manufacture bearings are its own steel tubing and bars and purchased strip steel. Outside North America, the company purchases raw materials from local sources with whom it has worked closely to assure steel quality according to its demanding specifications.

   The principal raw materials used by Timken in steel manufacturing are scrap metal, nickel and other alloys. Timken believes that the availability of raw materials and alloys are adequate for its needs, and, in general, it is not dependent on any single source of supply.

   Research
   ________

   Timken's major research center, located in Stark County, Ohio near its largest manufacturing plant, is engaged in research on bearings, steels, manufacturing methods and related matters. Research facilities are also located at the MPB New Hampshire Plants, the Duston, England plant and at the Latrobe, Pennsylvania plant. Expenditures for research, development and testing amounted to approximately $41,000,000 in 1996, $35,000,000 in 1995 and $36,000,000 in 1994. The company's research program is committed to the development of new and improved bearing and steel products, as well as more efficient manufacturing processes and techniques and the expansion of application of existing products.

   Environmental Matters
   _____________________

   The company continues to focus on protecting the environment and complying with environmental protection laws. In doing so, the company has invested in pollution control equipment and updated plant operational practices. The company believes it has established adequate reserves to cover its environmental expenses. The company has a well-established environmental compliance audit program which was recently expanded to include international locations.

                                                                11
   Environmental Issues (cont.)
   ____________________________


   It is difficult to assess the possible effect of compliance with future requirements that differ from existing ones. As previously reported, the company is uncertain whether additional emission monitoring will be required or what the cost will be when proposed emission monitoring regulations pursuant to the Clean Air Act of 1990 are issued. The company is also unsure of the ultimate future financial impact to the company that could result if the United States Environmental Protection Agency's (EPA) proposed rules to tighten the National Ambient Air Quality Standards for fine particulate and ozone are issued without change. These proposals could prove damaging to all manufacturing industries.

   The company and certain of its U.S. subsidiaries have been designated as potentially responsible parties (PRPs) by the United States EPA for site investigation and remediation at certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). Such designations are made regardless of the company's limited involvement at each site. The claims for remediation have been asserted against numerous other entities, which are believed to be financially solvent and are expected to fulfill their proportionate share of the obligation. In 1996, the company and its Latrobe Steel subsidiary received two additional notifications from the EPA and the company has been named a PRP at a site, but Latrobe has not, as yet. Management believes any ultimate liability with respect to all pending actions will not materially affect the company's operations, cash flows or consolidated financial position.

   The company's MPB Corporation subsidiary completed installation of the second of two environmental projects at its manufacturing locations in New Hampshire. The company had provided for the costs of these projects, which to date have been $3 million, recognizing a portion of these costs are being recovered from a former owner of the property. Future operating and maintenance costs are expected to be $2.2 million. MPB also filed suit against its insurance companies for reimbursement of clean-up costs. Settlements have been reached with two insurers and suits remain outstanding against two companies. The full extent of reimbursement cannot be estimated.

   The company continued work in 1996 on an environmental project at its Canton, Ohio, location and started one at the company's Columbus, Ohio, location. Costs for these projects are estimated to be about
   $1.25 million each.

                                                                12
   Patents, Trademarks and Licenses
   ________________________________

   Timken owns a number of United States and foreign patents, trademarks and licenses relating to certain of its products. While Timken regards these as items of importance, it does not deem its business as a whole, or either industry segment, to be materially dependent upon any one item or group of items.

   Employment
   __________

   At December 31, 1996, Timken had 19,130 associates. Approximately thirty-five percent of Timken's U.S. associates are covered under a collective bargaining agreement that expires within one year.

   The company's contract with the United Steelworkers covering a portion of its U. S. workforce expires on September 22, 1997. The company's revenues and income could be materially reduced if a new agreement is not reached sufficiently early.

   Executive Officers of the Registrant
   ____________________________________

   The officers are elected by the Board of Directors normally for a term of one year and until the election of their successors. All officers have been employed by Timken or by a subsidiary of the company during the past five-year period. The Executive Officers of the company as of February 21, 1997, are as follows:

                                       Current Position and Previous
   Name                Age             Positions During Last Five Years
   ____                ___     ____________________________________________

   W. R. Timken, Jr.   58      1991  Chairman - Board of Directors;
                                        Director; Officer since 1968.
   J. F. Toot, Jr.     61      1991  President;
                               1992  President and Chief Executive Officer;
                                        Director; Officer since 1967.
   R. L. Leibensperger 58      1991  Vice President - Technology;
                               1995  Executive Vice President and President
                                        - Bearings; Officer since 1986.
   B. J. Bowling       55      1991  Vice President - Human Resources and
                                        Logistics;
                               1993  Executive Vice President-Latrobe Steel
                                        Company;
                               1995  President-Latrobe Steel Company;
                               1996  Executive Vice President and President
                                        - Steel; Officer since 1996.
   L. R. Brown         61      1991  Vice President and General Counsel;
                                        Secretary; Officer since 1990.

                                        Current Position and Previous
   Name                Age             Positions During Last Five Years
   ____                ___     ____________________________________________

   J. T. Elasser       44      1991  Director-President-Timken do Brasil;
                               1991  Director-21st Century Business
                                        Project;
                               1993  Deputy Managing Director-Bearings-
                                        Europe, Africa and West Asia;
                               1995  Managing Director-Bearings-Europe,
                                       Africa and West Asia;
                               1996  Vice President-Bearings-Europe, Africa
                                       and West Asia; Officer since 1996.
   J. W. Griffith      43      1991  Director-Purchasing and Logistics;
                               1993  Director-Manufacturing-Bearings-North
                                       and South America;
                               1993  Vice President-Manufacturing-Bearings-
                                       North America;
                               1996  Vice President-Bearings-North American
                                       Automotive, Rail, Asia Pacific and
                                       Latin America; Officer since 1996.
   G. E. Little        53      1991  Director Finance and Assistant
                                        Treasurer;
                               1991  Treasurer;
                               1992  Vice President - Finance; Treasurer;
                                        Officer since 1990.
   S. J. Miraglia, Jr. 46      1991  Director-Manufacturing-Steel;
                               1993  Vice President-Manufacturing-Steel;
                               1994  Director-Manufacturing-Europe, Africa
                                        and West Asia;
                               1996  Vice President-Bearings-North American
                                        Industrial and Super Precision;
                                       Officer since 1996.
   S. A. Perry         51      1991  Director - Purchasing and Logistics;
                               1993  Vice President - Human Resources and
                                        Logistics; Officer since 1993.
   J. J. Schubach      60      1991  Vice President - Strategic Management;
                               1996  Vice President - Strategic Management
                                        and Continuous Improvement; Officer
                                        since 1984.
   T. W. Strouble      58      1991  Director - Manufacturing - Bearings
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

                                   Current Position and Previous
   Name                Age             Positions During Last Five Years
   ____                ___     ____________________________________________
   W. J. Timken        54      1991  Director - Human Resource Development;
                               1992  Vice President; Director; Officer
                                     since 1992.

   Item 2.  Properties
   ___________________

   Timken has bearing and steel manufacturing facilities at several locations in the United States. Timken also has bearing manufacturing facilities in several countries outside the United States. The aggregate floor area of these facilities worldwide is approximately 13,004,000 square feet, all of which, except for approximately 547,000 square feet, is owned in fee. The buildings occupied by Timken are principally of brick, steel, reinforced concrete and concrete block construction, all of which are suitably equipped and in satisfactory operating condition.

   Timken's bearing manufacturing facilities in the United States are located in Ashland, Bucyrus, Canton, Columbus and New Philadelphia, Ohio; Altavista and Richmond, Virginia; Asheboro and Lincolnton, North Carolina; Carlyle, Illinois; Gaffney, South Carolina; Keene and Lebanon, New Hampshire; Knoxville, Tennessee; Lenexa, Kansas; North Little Rock, Arkansas; and Ogden, Utah. These facilities, including the research facility in Canton, Ohio, and warehouses at plant locations, have an aggregate floor area of approximately 4,629,000 square feet.

   Timken's bearing manufacturing plants outside the United States are located in Ballarat, Australia; Benoni, South Africa; Cogozzo, Italy; Colmar, France; Duston, England; Medemblik, The Netherlands; Sao Paulo, Brazil; Singapore; Sosnowiec, Poland; St. Thomas, Canada; and Yantai, China. The facilities, including warehouses at plant locations, have an aggregate floor area of approximately 3,016,000 square feet.

   Timken's steel manufacturing facilities in the United States are located in Canton, Eaton, Wauseon and Wooster, Ohio; Columbus, North Carolina; and Franklin and Latrobe, Pennsylvania. These facilities have an aggregate floor area of approximately 5,102,000 square feet.

   Timken also has a tool steel finishing and distribution facility in Sheffield, England. This facility has an aggregate floor area of approximately 257,000 square feet.

   In addition to the manufacturing and distribution facilities discussed above, Timken owns warehouses and steel distribution facilities in the United States, Canada, England, France, Scotland, Germany, Mexico and Argentina, and leases several relatively small warehouse facilities in cities throughout the world.

                                                                15
   Properties (cont.)
   __________________

   The company is a forty percent shareholder in Tata Timken Limited, a joint venture with The Tata Iron and Steel Company Limited. The joint venture consists of a manufacturing facility in Jamshedpur, India, completed in March of 1992, and four sales offices, also located in India.

   During 1996, Timken's Bearing and Steel Businesses continued to experience high plant utilization as a result of increased sales in most industries and geographic areas.

   Timken's properties expanded significantly during 1996 and early 1997 as a result of its five most recent acquisitions and its joint venture in China. The company also announced plans for plant expansions in several of its U.S. plants.

   In the first quarter of 1996, Timken acquired the bearing assets of FLT Prema Milmet S.A. in Sosnowiec, Poland. This subsidiary is now Timken Polska Sp.z.o.o. and serves mainly the automotive, agricultural and industrial machinery markets in Central Europe. The facility includes floor space of approximately 835,000 square feet and employs some 800 associates.

   In March, Timken joined with Yantai Bearing Factory to form the Yantai Timken joint venture. Located in Shandong Province near the Yellow Sea, Yantai Timken Company Limited serves mainly the Chinese automotive and agricultural markets. The Timken Company owns 60% of the joint venture. This facility consists of 484,000 square feet of manufacturing space and employs about 1,400 people.

   During the second quarter, Timken acquired Ohio Alloy Steels
   Corporation, a tool steel service center based in Youngstown, Ohio. The company employs about 70 people and will function as a subsidiary of Latrobe Steel Company, a Timken Company subsidiary.

   Growth of the tool steel distribution business continued with the acquisition of Houghton & Richards Corporation (H & R) in the third quarter. Headquartered in Marlborough, Massachusetts, H & R serves customers from a wide base of facilities in White House, Tennessee; Northborough, Massachusetts; Walton Hills, Ohio, Forest Park, Illinois; and Greenville, South Carolina. The company employs about 80 people and also will operate as a Latrobe Steel subsidiary.

   In the fourth quarter, Timken finalized its acquisition of the tool steel finishing and distribution businesses of Sanderson Kayser Ltd., a United Kingdom steelmaker, from its British parent GEI International PLC. Now called Sanderson Special Steels Limited, the operation contains 257,000 square feet of manufacturing and plant warehouse space at its tool steel finishing operations in Sheffield, England, in addition to steel distribution sites in Birmingham, London and Wigan, England; and Glasgow, Scotland. Sanderson Special Steels employs 145 people and will function as a Latrobe Steel subsidiary.

                                                                16
   Properties (cont.)
   __________________

   The company announced in the third quarter a $5 million investment in its New Philadelphia Precision Tapered Bearing Business to meet continuing high demand for its precision products. The expansion will increase the plant's floor space by 14,000 square feet and production capacity by 50 percent and is expected to be completed in the second quarter of 1997.

   Also in the third quarter, Timken announced plans to expand its Canton, Ohio Harrison Steel Plant to house a new rolling mill and bar processing equipment. The expansion, which is expected to be fully operational by mid-1998, will result in about 119,000 square feet of additional manufacturing space.

   In February 1997, Timken announced plans to open a hot-forming facility in Winchester, Kentucky. The Winchester Plant will be a 75,000 square foot facility and will initially employ 30 people. The plant will begin producing forged bearing components from Timken steel bars in May 1997.

   In February 1997, Timken completed the acquisition of the tapered roller bearing business of Gnutti Carlo S.p.A., a leading European manufacturer located near Brescia in northern Italy. This acquisition resulted in a 163,300 square foot increase in Timken's manufacturing space and will strengthen the company's European presence and promote continuing synergies among the company's other plants in Europe. This facility employs about 120 people.

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

   In August 1994, the company's Latrobe Steel Company subsidiary was served with a complaint filed by seven former employees in the U. S. District Court, Western District of Pennsylvania. Each of the employees had been terminated from employment in late 1993 as part of the company's administrative streamlining efforts. The plaintiffs'

                                                                17
   Item 3.  Legal Proceedings (cont.)
   _________________________________

   original claims of wrongful termination in violation of public policy, breach of contract and promissory estoppel were dismissed. The relief requested includes reinstatement, back pay, front pay, liquidated damages, attorneys' fees and compensatory and punitive damages under the Americans With Disabilities Act and Pennsylvania law. In December 1996, the company settled all claims for an amount not material to its financial condition or results of operations.


   Item 4.  Submission of Matters to a Vote of Security Holders
   ____________________________________________________________

   No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1996.

                                                                18
PART II
_______
   Item 5.  Market for the Registrant's Common Equity and Related Stock
   ____________________________________________________________________
            Holder Matters
            ______________

   The company's common stock is traded on the New York Stock Exchange
   (TKR). The number of record holders of the company's common stock at December 31, 1996, was 9,606. The estimated number of shareholders at December 31, 1996 was 31,813.

   High and low stock prices and dividends for the last two years are presented in the Quarterly Financial Data schedule on Page 1 of the Annual Report to Shareholders for the year ended December 31, 1996, and is incorporated herein by reference.

   Item 6.  Selected Financial Data
   ________________________________

   The Summary of Operations and Other Comparative Data on Pages 34 and 35 of the Annual Report to Shareholders for the year ended December 31, 1996, is incorporated herein by reference.

   Item 7.  Management's Discussion and Analysis of Financial Condition and
   ________________________________________________________________________
            Results of Operation
            ____________________

   Management's Discussion and Analysis of Financial Condition and Results of Operations on Pages 17-24 of the Annual Report to Shareholders for the year ended December 31, 1996, is incorporated herein by reference.

   Item 8.  Financial Statements and Supplementary Data
   ____________________________________________________

   The Quarterly Financial Data schedule included on Page 1, the consolidated financial statements of the registrant and its subsidiaries on Pages 18-24, the notes to consolidated financial statements on Pages 25-33, and the Report of Independent Auditors on Page 33 of the Annual Report to Shareholders for the year ended December 31, 1996, are incorporated herein by reference.

   Item 9.  Changes in and Disagreements with Accountants
   ______________________________________________________
            on Accounting and Financial Disclosure
            ______________________________________

   Not applicable.

                                                                19
PART III
________

   Item 10.  Directors and Executive Officers of the Registrant
   ____________________________________________________________

   Required information is set forth under the caption "Election of Directors" on Pages 4-7 of the proxy statement issued in connection with the annual meeting of shareholders to be held April 15, 1997, and is incorporated herein by reference. Information regarding the executive officers of the registrant is included in Part I hereof.

   Item 11.  Executive Compensation
   ________________________________

   Required information is set forth under the caption "Executive
   Compensation" on Pages 10-19 of the proxy statement issued in connection with the annual meeting of shareholders to be held April 15, 1997, and is incorporated herein by reference.

   Item 12.  Security Ownership of Certain Beneficial Owners and Management
   ________________________________________________________________________

   Required information regarding Security Ownership of Certain Beneficial Owners and Management, including institutional investors owning more than 5% of the company's Common Stock, is set forth under the caption "Beneficial Ownership of Common Stock" on Pages 8-9 of the proxy statement issued in connection with the annual meeting of shareholders to be held April 15, 1997, and is incorporated herein by reference.

   Item 13.  Certain Relationships and Related Transactions
   ________________________________________________________

   Required information is set forth under the caption "Election of Directors" on Pages 4-7 of the proxy statement issued in connection with the annual meeting of shareholders to be held April 15, 1997, and is incorporated herein by reference.

                                                                20
PART IV
_______
   Item 14.  Exhibits, Financial Statement Schedules, and Report on
             Form 8-K
  _________________________________________________________________________

   (a)(1) and (2) - The response to this portion of Item 14 is submitted as a separate section of this report.

      (3)  Listing of Exhibits

               Exhibit
               _______

          (3)(i) Amended Articles of Incorporation of The Timken Company (Effective April 16, 1996) were filed with Form S-8 dated April 16, 1996 and are incorporated herein by reference.

           (3)(ii) Amended Regulations of The Timken Company effective April 21, 1987, were filed with Form 10-K for the period ended December 31, 1992, and are incorporated herein by reference.

           (4) Fifth Amendment Agreement dated August 31, 1996, to the amended and restated credit agreement as amended February 23, 1993, May 31, 1994, November 15, 1994, and
                    August 15, 1995, between Timken and certain banks was filed with Form 10-Q for the period ended September 30, 1996, and is incorporated herein by reference.

            (4.1) Fourth Amended Agreement dated August 15, 1995, to the amended and restated credit agreement as amended February 23, 1993, May 31,1994, and November 15, 1994,
                    between Timken and certain banks, was filed with Form 10-Q for the period ended September 30, 1995, and is incorporated herein by reference.

            (4.2) Third Amendment Agreement dated November 15, 1994, to the amended restated credit agreement as amended February 23, 1993, and May 31, 1994, between Timken and certain banks, was filed with Form 10-Q for the period ended September 30, 1995, and is incorporated herein by reference.

     ___________________________

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

            (4.7) First Supplemental Indenture, dated as of July 24, 1996, by and between The Timken Company and Mellon Bank, N.A. was filed with Form 10-Q for the period ended September 30, 1996, and is incorporated herein by reference.

            (4.8) The company is also a party to agreements with respect to other long-term debt in total amount less than 10% of the registrant's consolidated total assets. The registrant agrees to furnish a copy of such agreements upon request.

                    Management Contracts and Compensation Plans
                    ___________________________________________

             (10) The Management Performance Plan of The Timken Company for Officers and Certain Management Personnel was filed with Form 10-K for the period ended December 31, 1995, and is incorporated herein by reference.

           (10.1) The form of Deferred Compensation Agreement entered into with Joseph F. Toot, Jr. and W. R. Timken, Jr., was filed with Form 10-Q for the period ended
                    September 30, 1995, and is incorporated herein by reference.

     ___________________________


           (10.2) The Timken Company 1996 Deferred Compensation Plan for officers and other key employees, was filed with Form 10-Q for the period ended September 30, 1995, and is incorporated herein by reference.

           (10.3) The Timken Company Long-Term Incentive Plan for officers and other key employees as amended and restated as of December 20, 1995, and approved by shareholders April 16, 1996, was filed as Appendix A to Proxy Statement dated March 6, 1996, and is incorporated herein by reference.

           (10.4) The 1985 Incentive Plan of The Timken Company for Officers and other key employees as amended through April 16, 1991, was filed with Form 10-K for the period ended December 31, 1991, and is incorporated herein by reference.

           (10.5) The form of Severance Agreement entered into with all Executive Officers of the company. Each differs only as to name and date executed.

           (10.6) The form of Death Benefit Agreement entered into with all Executive Officers of the company was filed with Form 10-K for the period ended December 31, 1993, and is incorporated herein by reference. Each differs only as to name and date executed.

           (10.7) The form of Indemnification Agreements entered into with all Directors who are not Executive Officers of the company was filed with Form 10-K for the period ended December 31, 1990, and is incorporated herein by reference. Each differs only as to name and date executed.

           (10.8) The form of Indemnification Agreements entered into with all Executive Officers of the company who are not Directors of the company was filed with Form 10-K for the period ended December 31, 1990 and is incorporated herein by reference. Each differs only as to name and date executed.

     ___________________________

           (10.9) The form of Indemnification Agreements entered into with all Executive Officers of the company who are also Directors of the company was filed with Form 10-K for the period ended December 31, 1990 and is incorporated herein by reference. Each differs only as to name and date executed.

          (10.10) The form of Employee Excess Benefits Agreement entered into with all active Executive Officers, certain retired Executive Officers, and certain other key employees of the company was filed with Form 10-K for the period ended December 31, 1991 and is incorporated herein by reference. Each differs only as to name and date executed, except Mr. Brown who will be given additional service.

          (10.11) The Amended and Restated Supplemental Pension Plan of The Timken Company was filed with Form 10-K for the period ended December 31, 1995, and is incorporated herein by reference.

          (10.12)   Amendment No. 1 to the Amended and Restated
                    Supplemental Pension Plan of The Timken Company was filed with Form 10-K for the period ended December 31, 1995, and is incorporated herein by reference.

          (10.13) The form of The Timken Company Nonqualified Stock Option Agreement for nontransferable options as adopted on April 16, 1996, was filed with Form 10-Q for the period ended March 31, 1996, and is incorporated herein by reference.

          (10.14) The form of The Timken Company Nonqualified Stock Option Agreement for transferable options as adopted on April 16, 1996, was filed with Form 10-Q for the period ended March 31, 1996, and is incorporated herein by reference.

             (11)   Computation of Per Share Earnings.

             (13) Annual Report to Shareholders for the year ended December 31, 1996, (only to the extent expressly incorporated herein by reference).

             (21)   A list of subsidiaries of the registrant.

             (23)   Consent of Independent Auditors.

                                                                24
     Listing of Exhibits (cont.)
     ___________________________

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

                             THE TIMKEN COMPANY

By    /s/ Joseph F. Toot, Jr.                By    /s/ G. E. Little
      ________________________________       _____________________________
      Joseph F. Toot, Jr., Director;         G. E. Little
      President and Chief Executive          Vice President - Finance
      Officer                                (Principal Financial and
                                              Accounting Officer)

Date          March 27, 1997             Date       March 27, 1997
      ________________________________        _____________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  /s/ Robert Anderson*                 By  /s/ John M. Timken, Jr.*
    ______________________________         ________________________________
    Robert Anderson       Director         John M. Timken, Jr.     Director
Date          March 27, 1997             Date          March 27, 1997
    ______________________________          _______________________________

By  /s/ Martin D. Walker*                By  /s/ W. J. Timken*
    ______________________________          _______________________________
    Martin D. Walker      Director          W. J. Timken           Director
Date          March 27, 1997             Date          March 27, 1997
    ______________________________          _______________________________

By  /s/ Stanley C. Gault*                By  /s/ W. R. Timken, Jr.*
    ______________________________          _______________________________
    Stanley C. Gault      Director          W. R. Timken, Jr.      Director
                                             Chairman - Board of Directors
Date          March 27, 1997             Date          March 27, 1997
    ______________________________          _______________________________

By  /s/ J. Clayburn La Force, Jr.*       By  /s/ Charles H. West*
    ______________________________          _______________________________
    J. Clayburn La Force, Jr. Director      Charles H. West        Director
Date          March 27, 1997             Date          March 27, 1997
    ______________________________          _______________________________

By  /s/ Robert W. Mahoney*              By  /s/ Alton W. Whitehouse*
    ______________________________         _______________________________
    Robert W. Mahoney     Director         Alton W. Whitehouse    Director
Date          March 27, 1997            Date          March 27, 1997
    ______________________________         _______________________________

By  /s/ Jay A. Precourt*
    ______________________________      By: /s/ G. E. Little
    Jay A. Precourt       Director          ______________________________
Date          March 27, 1997                G. E. Little,attorney-in-fact
    ______________________________          by authority of Power of
                                            Attorney filed as Exhibit 24
                                            hereto