Form 10-Q
period 1997-03-31
TIMKEN CO
filed 1997-05-14
CIK 98362

1.
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.   20549

                            FORM 10Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997.

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

                    YES    X      NO
                          ___         ___


Common shares outstanding at March 31, 1997, 31,242,707.

PART I.  FINANCIAL INFORMATION                             2.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)


                                                       Mar. 31      Dec. 31
                                                         1997         1996
ASSETS                                                  ------       ------
Current Assets                                        (Thousands of dollars)
Cash and cash equivalents.........................     $10,974       $5,342
Accounts receivable, less allowances,
(1997-$7,318; 1996-$7,062)........................     345,999      313,932
Deferred income taxes.............................      55,916       54,852
Inventories (Note 2) .............................     425,182      419,507
                                                       -------      -------
          Total Current Assets....................     838,071      793,633

Property, Plant and Equipment.....................   2,522,482    2,483,200
 Less allowances for depreciation.................   1,400,936    1,388,871
                                                     ---------    ---------
                                                     1,121,546    1,094,329

Costs in excess of net assets of acquired business,
less amortization, (1997-$19,733; 1996-$18,670)...     125,526      125,018
Deferred income taxes.............................      11,495        3,803
Other assets......................................      60,938       54,555
                                                      --------     --------
      Total Assets................................  $2,157,576   $2,071,338
                                                    ==========   ==========

LIABILITIES
Current Liabilities
Accounts payable and other liabilities............    $235,087     $237,020
Short-term debt and commercial paper..............     198,164      136,830
Accrued expenses..................................     158,801      154,098
                                                       -------      -------
          Total Current Liabilities...............     592,052      527,948

Noncurrent Liabilities
Long-term debt (Note 3) ..........................     142,806      165,835
Accrued pension cost..............................      78,570       56,568
Accrued postretirement benefits cost..............     401,396      398,759
                                                       -------      -------
                                                       622,772      621,162

Shareholders' Equity (Note 4)
Common stock......................................     312,048      315,966
Earnings invested in the business.................     649,839      619,061
Cumulative foreign currency translation adjustment     (19,135)     (12,799)
                                                       --------     --------
          Total Shareholders' Equity..............     942,752      922,228

      Total Liabilities and Shareholders' Equity..  $2,157,576   $2,071,338
                                                    ==========   ==========

PART I.  FINANCIAL INFORMATION                             3.
Continued
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                         Three Months Ended
                                         Mar 31      Mar 31
                                          1997        1996
                                         ------      ------
                            (Thousands of dollars, except per share data)
Net sales...........................   $640,584    $595,954
Cost of product sold................    487,372     456,739
                                         ------      ------
   Gross Profit.....................    153,212     139,215

Selling, administrative and general      77,754      78,917
                                         ------      ------
   Operating Income.................     75,458      60,298

Interest expense....................     (5,465)     (3,675)
Other - net.........................     (3,001)     (2,780)
                                         ------      ------
   Other Income (Expense)...........     (8,466)     (6,455)

   Income Before Income Taxes.......     66,992      53,843

Provision for Income Taxes (Note 5).     25,926      20,245
                                         ------      ------
   Net Income.......................    $41,066     $33,598
                                         ======      ======

   Net Income Per Share * ..........      $1.32       $1.07
                                         ======      ======

   Dividends Per Share..............      $0.33       $0.30
                                         ======      ======

* Per average shares outstanding.... 31,224,266  31,390,830

PART I.  FINANCIAL INFORMATION Continued                   4.

THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                           Three Months Ended
Cash Provided (Used)                                       Mar. 31     Mar. 31
                                                             1997        1996
                                                            ------      ------
OPERATING ACTIVITIES                                     (Thousands of dollars)
Net Income..............................................    $41,066     $33,598
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization..........................     33,205      30,891
 Provision (credit) for deferred income taxes...........     (6,194)     (2,322)
 Stock issued in lieu of cash to employee benefit plans.      4,095       2,298
 Changes in operating assets and liabilities:
  Accounts receivable...................................    (35,269)    (36,744)
  Inventories and other assets..........................    (11,315)    (28,929)
  Accounts payable and accrued expenses.................     29,365      31,657
  Foreign currency translation..........................       (233)        (48)
                                                             ------      ------
   Net Cash Provided (Used) by Operating Activities.....     54,720      30,401

INVESTING ACTIVITIES
 Purchases of property, plant and equipment - net.......    (37,364)    (32,598)
 Purchase of subsidiaries...............................    (34,747)          0
                                                             ------      ------
   Net Cash Provided (Used) by Investing Activities.....    (72,111)    (32,598)

FINANCING ACTIVITIES
 Cash dividends paid to shareholders....................     (8,939)     (7,227)
 Purchase of Treasury Shares............................     (9,361)          0
 Payments on long-term debt.............................          0         (34)
 Proceeds from issuance of long-term debt...............
 Short-term debt activity - net.........................     41,742       3,000
                                                             ------      ------
   Net Cash Provided (Used) by Financing Activities.....     23,442      (4,261)

Effect of exchange rate changes on cash.................       (419)         60

Increase or (Decrease) in Cash and Cash Equivalents.....      5,632      (6,398)
Cash and Cash Equivalents at Beginning of Period........      5,342       7,262
                                                             ------      ------
Cash and Cash Equivalents at End of Period..............    $10,974        $864
                                                             ======      ======

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)         5.

Note 1 -- Basis of Presentation
The accompanying consolidated condensed financial statements (unaudited) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included.
For further information, refer to the consolidated financial statements and footnotes included in the company's annual report on Form 10-K for the year ended December 31, 1996.
                                                            3/31/97     12/31/96
Note 2 -- Inventories                                        ------      ------
                                                          (Thousands of dollars)
Finished products                                          $138,366    $137,666
Work-in-process and raw materials                           246,448     241,691
Manufacturing supplies                                       40,368      40,150
                                                             ------      ------
                                                           $425,182    $419,507
                                                             ======      ======


Note 3 -- Long-term Debt                                    3/31/97     12/31/96
                                                             ------      ------
                                                         (Thousands of dollars)
7-1/2% State of Ohio Pollution Control
   Revenue Refunding Bonds, maturing on
   January 1, 2002                                          $17,000     $17,000
State of Ohio Water Development Revenue
   Refunding Bond, maturing on May 1, 2007.
   The variable interest rate is tied to the
   bank's tax exempt weekly interest rate.
   The rate at March 31, 1997 is 3.45%.                       8,000       8,000
State of Ohio Air Quality and Water Development
   Revenue Refunding Bonds, maturing on
   June 1, 2001.  The variable interest rate
   is tied to the bank's tax exempt weekly
   interest rate.  The rate at March 31, 1997
   is 3.45%                                                  21,700      21,700
Fixed Rate Medium-Term Notes, Series A, due at
   various dates through October, 2026 with
   interest rates ranging from 6.78% to 9.25%               148,000     148,000
Other                                                         1,531       1,531
                                                             ------      ------
                                                            196,231     196,231
Less:  Current Maturities                                    53,425      30,396
                                                             ------      ------
                                                           $142,806    $165,835
                                                             ======      ======

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)         6.
Continued
Note 4 -- Shareholders' Equity               03/31/97  12/31/96
                                              ------    ------
Class I and Class II serial preferred stock (Thousands of dollars) without par value:
   Authorized --   10,000,000 shares each class
   Issued - none                                  $0        $0
Common Stock without par value:
   Authorized -- 100,000,000 shares
   Issued (including shares in treasury)
      1997 - 31,525,169 shares
      1996 - 31,525,201 shares
   Stated Capital                             53,064    53,064
   Other paid-in capital                     271,449   270,840
Less cost of Common Stock in treasury
      1997 - 282,462 shares
      1996 - 201,756 shares                   12,465     7,938
                                              ------    ------
                                            $312,048  $315,966
                                              ======    ======

An analysis of the change in capital and earnings invested in the business is as follows:
                                            Common Stock
                                           --------------------     Earnings    Foreign
                                                        Other       Invested    Currency
                                              Stated   Paid-In      in the    Translation  Treasury
                                             Capital   Capital      Business   Adjustment   Stock     Total
                                              ------    ------       ------      ------     ------     ------
                                                               (Thousands of dollars)
Balance December 31, 1996                    $53,064  $270,840     $619,061     ($12,799) ($7,938)  $922,228
Net Income                                                           41,066                           41,066
Dividends paid - $.33 per share                                     (10,288)                         (10,288)
Employee benefit and dividend reinvestment plans:          609                             (4,527)    (3,918)
  Treasury -(issued)/acquired   80,706 shares
   Common Stock - issued/(acquired)  (32) shares
Foreign currency translation adjustment                                           (6,336)             (6,336)

                                              ------    ------       ------       ------   ------     ------
Balance March 31, 1997                       $53,064  $271,449     $649,839     ($19,135)($12,465)  $942,752
                                              ======    ======       ======       ======   ======     ======

PART I. NOTES TO FINANCIAL STATEMENTS                      7.
(Unaudited)  Continued

Note 5 -- Income Tax Provision         Three Months Ended
                                       Mar. 31     Mar. 31
                                          1997        1996
                                         ------      ------
                    U.S.              (Thousands of dollars)
                       Federal          $19,449     $15,359
                       State & Local      3,223       2,770
                    Foreign               3,254       2,116
                                         ------      ------
                                        $25,926     $20,245
                                         ======      ======

Taxes provided exceed the U.S. statutory rate primarily due to losses without current tax benefits and state and local taxes.

Note 6 -- Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which is required to be adopted on December 31, 1997. At that time, the company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The company has determined that under SFAS No. 128 the "basic" earnings per share will be the same as the previously calculated "primary" earnings per share because common stock equivalents had previously been excluded due to the lack of materially. The calculation of "diluted" earnings per share under SFAS No. 128 will not materially differ from the previously calculated "fully-diluted" earnings per share as reflected in Exhibit 11 to this Form 10-Q.

Note 7 -- Subsequent Event

On April 15, 1997, the company's Board of Directors approved a two-for-one stock split effected in the form of a stock dividend.
As a result of this action, shareholders will receive, on or about May 30, 1997, a stock dividend of one share of the company's common stock for each full share of common stock outstanding to holders of record on May 16, 1997. Pro forma earnings per share, giving retroactive effect to the two-for-one split, are $0.66 for the three months ended March 31, 1997, and $0.54 for the three months ended March 31, 1996. Share and per share information contained elsewhere in this filing have not been adjusted to reflect the impact of the common stock split.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations

The Timken Company's financial performance in the first quarter of 1997 continues to provide strong returns for shareholders as again the company achieved record quarterly sales and earnings.

Net sales for the first quarter were $640.6 million, up 7.5% from 1996's first quarter record level of $596 million. Contributing to the quarter-to-quarter growth were sales by businesses acquired during the past 12 months, stronger North American automotive and super-precision bearing sales and higher steel automotive bar and parts sales. During the first quarter, the company also achieved growth in new products and markets.

Gross profit for the quarter was $153.2 million (23.9% of net sales) compared to $139.2 million (23.4% of net sales) in the same period a year ago. The company's continuous improvement activities continued to help lower manufacturing costs in existing operations. The increase in sales also contributed to the first quarter improvement in earnings.

Selling, administrative, and general expenses were $77.8 million (12.1% of net sales) in the first quarter of 1997 compared to $78.9 million (13.2% of net sales) in 1996. These results reflect the company's continuing emphasis on controlling administrative costs.

Bearing Business net sales were $422.9 million in the first quarter of 1997 compared to $407.5 million in the year-earlier period. Sales from the business' recently acquired bearing companies, Timken Polska Sp.z o.o. and Gnutti Cuscinetti, S.r.l, and its Chinese joint venture, Yantai Timken Company, Ltd., contributed to the increase.
In addition, the Bearing Business achieved higher North American automotive and aftermarket sales and increased volumes in its super-precision business in this year's first quarter. Sales in Europe were lower due to weaker aftermarket and automotive market segments.

Bearing Business operating income rose to $45.1 million in 1997's first quarter compared to $40.4 million reported in the first quarter of 1996. Cost reductions in manufacturing attributable to the company's continuous improvement efforts had a positive impact on the first quarter's operating profit. Improved sales of higher-value automotive package bearings along with increased demand for super-precision bearings manufactured by the company's MPB Corporation subsidiary also contributed to the growth in earnings.

                                                                 9.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

During the first quarter, the Bearing Business completed its acquisition of the tapered roller bearing business of Gnutti Carlo S.p.A., a European manufacturer located near Brescia, Italy. Now called Gnutti Cuscinetti, S.r.l, the operation will function as a Timken Italia subsidiary. This acquisition strengthens the company's European presence and promotes continuing synergies among the company's other plants in Europe. Also during the first quarter, the company's Rail Bearing Service subsidiary launched its first international remanufacturing operation for railroad bearings in Nothampton, Great Britain. The new facility will operate under the name "Rail Bearing Service - Unit of British Timken" and will be dedicated to the growing railway markets within Europe.

Steel Business sales were $217.7 million in the first quarter of 1997 compared to $188.5 million recorded a year earlier. The sales increase resulted from strong demand for small bars in the automotive industry and from the company's ability to capitalize on the rebound in the oil country market. During the first quarter, the company was also successful in capturing additional industrial market segment business and adding value through its Steel Parts Business. Sales from Ohio Alloy Steels, Inc., Houghton and Richards, Inc., and Sanderson Specialty Steels Ltd., newly acquired subsidiaries of Latrobe Steel Company, also contributed to higher first quarter sales.

Steel Business operating income in the first quarter of 1997 was $30.4 million, up from the $19.9 million in the year-earlier period. This increase resulted from a number of factors, including a decrease in the price of scrap metal and mild winter weather, which contributed to lower maintenance and sustained record levels of throughput. The Steel Business also benefited from continuous improvement initiatives which helped to lower manufacturing costs.

In April 1997, the company's Steel Business officially broke ground for its new rolling mill at its Harrison Steel Plant located in Canton, Ohio. This $55 million investment is part of the company's growth strategy and will move the company closer to achieving a cost and quality leadership position in the manufacture of continuous-cast, small- and intermediate-sized, steel bars. It is anticipated that the new rolling mill will be operational by mid-1998.

Interest expense was higher in the first quarter of 1997 compared to the year-ago period due to a higher average level of debt outstanding during the quarter.

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

Financial Condition

Total assets increased by $86.2 million from December 31, 1996. The increase resulted in part from higher accounts receivable and inventories. The $35.3 million increase in accounts receivable, as reflected in the Consolidated Condensed Statements of Cash Flows, relates primarily to the increase in sales; however, the number of days' sales in receivables at March 31, 1997, was slightly higher than the year-end 1996 level. Inventories and other assets increased by $11.3 million compared to year-end 1996. The increase in inventories relates to the higher level of activity. The company expects to continue to reduce its days' supply in inventory by year-end 1997.

Debt of $341 million at the end of the first quarter of 1997 exceeded the $302.7 million at year-end 1996. Cash was required primarily to fund the company's investing activities. Any future cash needs that exceed cash generated from operations will be met by added short-term borrowing and issuance of medium-term notes.

The 26.6% debt to total capital ratio was higher than the 24.7% at year-end 1996. Debt increased by $38.3 million during the first three months of 1997; total shareholders' equity increased by $20.5 million.

Purchases of property, plant and equipment - net during the three months ended March 31, 1997, were $37.4 million compared to $32.6 million one year earlier. The company also invested $34.7 million in the purchase of subsidiaries. The company continues to invest in activities consistent with the strategies it is pursuing to achieve an industry leadership position. Further capital investments in technologies in the company's plants throughout the world and new acquisitions provide Timken with the opportunity to accelerate growth and strengthen its positions in new and existing markets.

On April 15, 1997, the Board of Directors announced a two-for-one split of its common stock, to be effected in the form of a stock dividend. The two-for-one stock split will take effect on or about May 30, 1997, for shareholders of record on May 16, 1997. In effect, shareholders will receive a stock dividend of one share for every share held on May 16. Also, the board declared the company's 300th consecutive quarterly cash dividend of $.33 per share payable
June 2, 1997, to shareholders of record at the close of business on

                                                              11.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

May 16, 1997. The dividend will be paid on shares prior to the stock split.

On April 15, 1997, the company announced that it had amended and extended its 1996 common stock purchase plan. As of April 15, when the company's first quarter 1997 financial results were announced, approximately 31 million shares were outstanding. The purchase plan was initially adopted on June 14, 1996, and authorized the company, from that date through December 31, 1998, to buy back in the open market at prevailing market prices up to two million shares of common stock, which were to be held as treasury shares and were to be available for general corporate purposes. Under the amended plan, the company may continue to purchase shares for an additional 12 months following the original expiration date, but may not purchase more than the two million shares initially authorized. Shares already acquired under the purchase plan, and those acquired in the future, will be held in the company's treasury. They will be used to satisfy the company's dividend reinvestment plan requirements, to provide shares under non-qualified stock-incentive plans for associates and directors of The Timken Company and its subsidiaries, and to fund qualified benefit plans that the company and its subsidiaries maintain for associates.

The company's basic labor agreement with the United Steelworkers of America (AFL-CIO), representing 4,500 production and maintenance workers at the company's Canton, Wooster, and Columbus, Ohio plants, expires on September 22, 1997. The company has been negotiating with the union leadership to reach an early agreement on a new contract and, thus, be in a position to assure all customers an uninterrupted supply of products. On April 17, 1997, the company and the United Steelworkers reached tentative agreement for a new 3-year contract. The company and the union are continuing their efforts to finalize the contract. No ratification vote has been scheduled and it is not certain that the members of the local unions will approve the proposed contract.

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

e) the success of the company's operating plans, including its ability to achieve the total planned benefits of its continuous improvement programs, its ability to integrate acquisitions into company operations, the ability of recently acquired companies to meet satisfactory operating results and the company's ability to conclude timely collective bargaining agreements without loss of customer orders.

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

Item 2.  Changes in Securities
          Not applicable.

Item 3.  Defaults Upon Senior Securities
          Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

          (1) The Board of Directors recommended the four individuals set forth below be elected Directors in Class III at the 1997 Annual Meeting of Shareholders of The Timken Company held on April 15, 1997, to serve a term of three years expiring at the Annual Meeting in 2000 (or until their respective successors are elected and qualified). All four individuals had been previously elected as Directors by the shareholders and were re-elected at the 1997 meeting.

                                       Affirmative      Withheld

               Stanley C. Gault        27,303,121        778,681
               John M. Timken, Jr.     27,303,818        777,984
               W. R. Timken, Jr.       27,306,504        775,298
               Alton W. Whitehouse     27,304,354        777,448

          (2) One proposal was submitted by shareholders. Proxies were solicited regarding this proposal. The proposal was presented at the meeting and a motion made for its adoption. There was no second to the motion. The results of the solicitation of the proxies in respect of this proposal are set forth below.

               Shareholder Proposal recommended:

               (a) The Board issue a policy publicly committing the
                   company to board inclusiveness, a program of steps, and the timeline expected to move in that direction.

               (b) The company issue a report by September 1997
                   summarizing: a)efforts to encourage diversified representation on our board; b) criteria for board qualification; c) the process of selecting the board candidates; d) the process of selecting the board committee members including the nominating committee.

                        Affirmative           Negative
                         4,715,321           19,978,821

Item 5.  Other Information
          Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

          (a).  Exhibits

               11   Computation of Per Share Earnings

               27   Article 5

          (b). Reports on Form 8-K

               On April 15, 1997, the company filed a Form 8-K regarding the Board of Directors action to authorize a two-for-one split of its common stock, to be effected in the form of a stock dividend. The stock split will take effect on or about May 30, 1997, for shareholders of record on May 16, 1997.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       The Timken Company
                                  _______________________________


Date       May 14, 1997           BY   /s/ Joseph F. Toot, Jr.
      ________________________    _______________________________
                                       Joseph F. Toot, Jr.,
                                       Director; President and
                                       Chief Executive Officer


Date       May 14, 1997           BY   /s/ G. E. Little
      ________________________    _______________________________
                                       G. E. Little
                                       Vice President - Finance