Form 10-Q
period 1997-06-30
TIMKEN CO
filed 1997-08-13
CIK 98362

1.
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.   20549

                            FORM 10Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997.

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

                    YES    X      NO
                          ___         ___


Common shares outstanding at June 30, 1997, 62,952,894.

PART I.  FINANCIAL INFORMATION                                       2.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)


                                                       June 30      Dec. 31
                                                        1997         1996
ASSETS
Current Assets                                        (Thousands of dollars)
Cash and cash equivalents.........................      $9,906       $5,342
Accounts receivable, less allowances,
(1997-$7,581; 1996-$7,062)........................     363,684      313,932
Deferred income taxes.............................      55,307       54,852
Inventories (Note 2) .............................     425,597      419,507
                                                        ------       ------
          Total Current Assets....................     854,494      793,633

Property, Plant and Equipment.....................   2,544,059    2,483,200
 Less allowances for depreciation.................   1,423,980    1,388,871
                                                        ------       ------
                                                     1,120,079    1,094,329

Costs in excess of net assets of acquired business,
less amortization, (1997-$20,842; 1996-$18,670)...     127,877      125,018
Deferred income taxes.............................      13,578        3,803
Other assets......................................      62,617       54,555
                                                        ------       ------
      Total Assets................................  $2,178,645   $2,071,338
                                                     =========    =========

LIABILITIES
Current Liabilities
Accounts payable and other liabilities............    $242,985     $237,020
Short-term debt and commercial paper..............     185,695      136,830
Accrued expenses..................................     138,565      154,098
                                                        ------       ------
          Total Current Liabilities...............     567,245      527,948

Noncurrent Liabilities
Long-term debt (Note 3) ..........................     142,688      165,835
Accrued pension cost..............................      82,918       56,568
Accrued postretirement benefits cost..............     400,594      398,759
                                                        ------       ------
                                                       626,200      621,162

Shareholders' Equity (Note 4)
Common stock......................................     321,835      315,966
Earnings invested in the business.................     684,417      619,061
Cumulative foreign currency translation adjustment     (21,052)     (12,799)
                                                        ------       ------
          Total Shareholders' Equity..............     985,200      922,228

      Total Liabilities and Shareholders' Equity..  $2,178,645   $2,071,338
                                                     =========    =========

PART I.  FINANCIAL INFORMATION                                       3.
Continued
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                          Six Months Ended      Three Months Ended
                                        June 30     June 30     June 30     June 30
                                          1997        1996        1997        1996
                                         ------      ------      ------      ------
                                    (Thousands of dollars, except per share data)
Net sales........................... $1,316,587  $1,197,507    $676,003    $601,553
Cost of product sold................    995,856     915,903     508,484     459,164
                                         ------      ------      ------      ------
   Gross Profit.....................    320,731     281,604     167,519     142,389

Selling, administrative and general     161,974     157,134      84,220      78,217
                                         ------      ------      ------      ------
   Operating Income.................    158,757     124,470      83,299      64,172

Interest expense....................    (11,053)     (7,734)     (5,588)     (4,059)
Other - net.........................     (6,711)     (5,061)     (3,710)     (2,281)
                                         ------      ------      ------      ------
   Other Income (Expense)...........    (17,764)    (12,795)     (9,298)     (6,340)

   Income Before Income Taxes.......    140,993     111,675      74,001      57,832

Provision for Income Taxes (Note 5).     54,987      43,553      29,061      23,308
                                         ------      ------      ------      ------
   Net Income.......................    $86,006     $68,122     $44,940     $34,524
                                         ======      ======      ======      ======

   Net Income Per Share * ..........      $1.37       $1.08       $0.72       $0.55
                                         ======      ======      ======      ======

   Dividends Per Share..............      $0.66       $0.60       $0.33       $0.30
                                         ======      ======      ======      ======

* Per average shares outstanding.... 62,616,397  62,866,576  62,751,517  62,961,224

PART I.  FINANCIAL INFORMATION Continued                             4.

THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                             Six Months Ended
Cash Provided (Used)                                        June 30     June 30
                                                              1997        1996
                                                             ------      ------
OPERATING ACTIVITIES                                     (Thousands of dollars)
Net Income..............................................    $86,006     $68,122
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization..........................     66,753      62,268
 Provision (credit) for deferred income taxes...........     (7,184)     (1,141)
 Stock issued in lieu of cash to employee benefit plans.     12,496       3,240
 Changes in operating assets and liabilities:
  Accounts receivable...................................    (54,081)    (38,513)
  Inventories and other assets..........................    (17,147)    (41,645)
  Accounts payable and accrued expenses.................     21,913      29,687
  Foreign currency translation..........................       (305)       (267)
                                                             ------      ------
   Net Cash Provided (Used) by Operating Activities.....    108,451      81,751

INVESTING ACTIVITIES
 Purchases of property, plant and equipment - net.......    (70,687)    (71,323)
 Purchase of subsidiaries...............................    (36,515)    (39,249)
                                                             ------      ------
   Net Cash Provided (Used) by Investing Activities.....   (107,202)   (110,572)

FINANCING ACTIVITIES
 Cash dividends paid to shareholders....................    (17,915)    (14,761)
 Purchase of Treasury Shares............................     (9,361)          0
 Payments on long-term debt.............................       (125)       (126)
 Proceeds from issuance of long-term debt...............          0           0
 Short-term debt activity - net.........................     31,189      43,389
                                                             ------      ------
   Net Cash Provided (Used) by Financing Activities.....      3,788      28,502

Effect of exchange rate changes on cash.................       (473)        (74)

Increase or (Decrease) in Cash and Cash Equivalents.....      4,564        (393)
Cash and Cash Equivalents at Beginning of Period........      5,342       7,262
                                                             ------      ------
Cash and Cash Equivalents at End of Period..............     $9,906      $6,869
                                                             ======      ======

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                   5.

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
                                                           6/30/97     12/31/96
Note 2 -- Inventories                                       ------      ------
                                                         (Thousands of dollars)
Finished products                                          $132,472    $137,666
Work-in-process and raw materials                           254,560     241,691
Manufacturing supplies                                       38,565      40,150
                                                             ------      ------
                                                           $425,597    $419,507
                                                             ======      ======


Note 3 -- Long-term Debt                                    6/30/97     12/31/96
                                                             ------      ------
                                                         (Thousands of dollars)
7-1/2% State of Ohio Pollution Control
   Revenue Refunding Bonds, maturing on
   January 1, 2002                                          $17,000     $17,000
State of Ohio Water Development Revenue
   Refunding Bond, maturing on May 1, 2007.
   The variable interest rate is tied to the
   bank's tax exempt weekly interest rate.
   The rate at June 30, 1997 is 4.15%.                        8,000       8,000
State of Ohio Air Quality and Water Development
   Revenue Refunding Bonds, maturing on
   June 1, 2001.  The variable interest rate
   is tied to the bank's tax exempt weekly
   interest rate.  The rate at June 30, 1997
   is 4.15%                                                  21,700      21,700
Fixed Rate Medium-Term Notes, Series A, due at
   various dates through October, 2026 with
   interest rates ranging from 6.78% to 9.25%               148,000     148,000
Other                                                         1,404       1,531
                                                             ------      ------
                                                            196,104     196,231
Less:  Current Maturities                                    53,416      30,396
                                                             ------      ------
                                                           $142,688    $165,835
                                                             ======      ======

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                   6.
Continued
Note 4 -- Shareholders' Equity               06/30/97  12/31/96
                                              ------    ------
Class I and Class II serial preferred stock (Thousands of dollars) without par value:
   Authorized --   10,000,000 shares each class
   Issued - none                                  $0        $0
Common Stock without par value:
   Authorized -- 200,000,000 shares
   Issued (including shares in treasury)
      1997 - 63,050,303 shares
      1996 - 63,050,402 shares
   Stated Capital                             53,064    53,064
   Other paid-in capital                     270,692   270,840
Less cost of Common Stock in treasury
      1997 - 97,409 shares
      1996 - 403,512 shares                    1,921     7,938
                                              ------    ------
                                            $321,835  $315,966
                                              ======    ======

An analysis of the change in capital and earnings invested in the business is as follows:
                                            Common Stock
                                           --------------------    Earnings      Foreign
                                                        Other      Invested     Currency
                                              Stated    Paid-In     in the     Translation Treasury
                                              Capital   Capital    Business    Adjustment   Stock     Total
                                              ------    ------       ------       ------   ------     ------
                                                               (Thousands of dollars)
Balance December 31, 1996                    $53,064  $270,840     $619,061     ($12,799) ($7,938)  $922,228
Net Income                                                           86,006                           86,006
Dividends paid - $.66 per share                                     (20,650)                         (20,650)
Employee benefit and dividend reinvestment plans:         (148)                             6,017      5,869
  Treasury -(issued)/acquired   (306,103) shares
   Common Stock - issued/(acquired)  (99) shares
Foreign currency translation adjustment                                           (8,253)             (8,253)

                                              ------    ------       ------       ------   ------     ------
Balance June 30, 1997                        $53,064  $270,692     $684,417     ($21,052) ($1,921)  $985,200
                                              ======    ======       ======       ======   ======     ======

PART I. NOTES TO FINANCIAL STATEMENTS                                 7.
(Unaudited)  Continued

Note 5 -- Income Tax Provision        Six Months Ended Three Months Ended
                                     June 30  June 30   June 30  June 30
                                      1997     1996      1997     1996
                                      ------   ------    ------   ------
                    U.S.                       (Thousands of dollars)
                       Federal       $40,693  $33,824   $21,244  $18,465
                       State & Local   7,424    5,522     4,201    2,752
                    Foreign            6,870    4,207     3,616    2,091
                                      ------   ------    ------   ------
                                     $54,987  $43,553   $29,061  $23,308
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

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations

The Timken Company achieved continued strong financial performance in the second quarter of 1997 as again the company achieved record quarterly sales and earnings. Successful growth and cost reduction initiatives fueled the continuing strong financial performance.

Net sales for the second quarter were $676 million, an increase of 12.4% above 1996's second quarter record level of $601.6 million. The company achieved stronger North American automotive, industrial and aerospace bearing sales in the second quarter of 1997. Steel markets were also strong, especially in the industrial and oil and gas drilling markets. In addition, the company's Steel Parts Business continued to generate substantial growth with a year-to-date increase of approximately 25%. Also contributing to the quarter-to-quarter growth were sales by businesses acquired during the past 12 months.

Gross profit for 1997's second quarter was $167.5 million (24.8% of net sales) compared to $142.4 million (23.7% of net sales) in the same period a year ago. The company's continuous improvement activities continued to help lower manufacturing costs in existing operations. The company has more than met its stated goal of $200 million in annual manufacturing cost savings based on 1993 volume levels. The increase in sales also contributed to the second quarter improvement in earnings.

Selling, administrative, and general expenses were $84.2 million (12.5% of net sales) in the second quarter of 1997 compared to $78.2 million (13% of net sales) in 1996. Despite increased investment in corporate research and the company's more recent acquisitions, the company reduced its selling, administrative, and general expenses as a percent of sales by .5%.

Interest expense was $1.5 million higher in the second quarter of 1997 compared to the year-ago period due to a higher average level of debt outstanding during the quarter.

Bearing Business net sales were $444.9 million in the second quarter of 1997, an increase of $41.4 million compared to $403.5 million in the year-earlier period. The Bearing Business achieved higher North American automotive, industrial and aftermarket sales and increased

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

volumes in its super-precision business in the second quarter of 1997. Sales in Europe were also higher in the second quarter than the year-earlier period. In addition, sales from the business' recently acquired bearing companies, Gnutti Cuscinetti, S.r.l (a Timken Italia subsidiary), and Handpiece Headquarters (a MPB Corporation subsidiary), contributed to the increase.

Bearing Business operating income rose to $49 million in 1997's second quarter compared to $36 million reported in the second quarter of 1996. The higher sales volume, which contributed to higher utilization of plant manufacturing capacity, had a positive impact on the second quarter's operating income. Also contributing to the higher operating income were cost reductions in manufacturing attributable to the company's continuous improvement efforts.

Steel Business sales were $231.1 million in the second quarter of 1997 compared to $198 million recorded a year earlier. The sales increase resulted from strong demand in most markets, especially in the oil tool and industrial markets. Both steel tubes and bars are being produced at higher levels with existing equipment, which has helped satisfy the higher demand. During the second quarter, the company was also successful in capturing additional sales in its Steel Parts Business. Sales from Houghton & Richards, Inc. and Sanderson Special Steels Ltd., recently acquired subsidiaries of Latrobe Steel Company, also contributed to higher second quarter sales.

Steel Business operating income in the second quarter of 1997 was $34.3 million, up from the $28.2 million in the year-earlier period. This increase resulted primarily from the business' continuous improvement initiatives which resulted in lower manufacturing costs and new levels of output. The price of recycled scrap metal in the second quarter of 1997 was also lower than the year-ago period.

Financial Condition

Total assets increased by $107.3 million from December 31, 1996. The increase resulted in part from higher accounts receivable and inventories. The $54.1 million increase in accounts receivable, as reflected in the Consolidated Condensed Statements of Cash Flows, relates primarily to the increase in sales; however, the number of days' sales in receivables at June 30, 1997, was slightly higher than the year-end 1996 level. Inventories and other assets

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

increased by $17.1 million compared to year-end 1996. The increase in inventories relates to the higher level of activity as days of inventory decreased from year-end 1996 by approximately 4%. The company continues to emphasize the importance of cash flow by improving working capital usage, especially focusing on lowering inventory levels.

Debt of $328.4 million at the end of the second quarter of 1997 exceeded the $302.7 million at year-end 1996. During the six months ended June 30, 1997, cash was required primarily to fund the company's investing activities. The company expects debt to decline by year-end 1997. Any future cash needs that exceed cash generated from operations will be met by added short-term borrowing and issuance of medium-term notes. In July, the company secured
$24 million of financing through solid waste revenue bonds issued by the Ohio Water Development Authority. The proceeds of these low-rate municipal bonds will be loaned by the Authority to the company to provide a portion of the funds to acquire, construct, install, equip or improve certain property comprising solid waste disposal facilities located at the company's Harrison Steel Plant in Canton, Ohio. The bonds bear interest at a weekly variable rate and mature on July 1, 2032.

The 25% debt to total capital ratio was slightly higher than the 24.7% at year-end 1996. Debt increased by $25.7 million during the first six months of 1997; total shareholders' equity increased by $63 million.

Purchases of property, plant and equipment - net during the six months ended June 30, 1997, were $70.7 million compared to $71.3 million one year earlier. The company also invested $36.5 million in the purchase of subsidiaries. The company continues to invest in activities consistent with the strategies it is pursuing to achieve industry leadership positions. Further capital investments in technologies in the company's plants throughout the world and new acquisitions provide Timken with the opportunity to accelerate growth and strengthen its positions in new and existing markets.

On May 15, 1997, Timken announced its acquisition of the assets of Handpiece Headquarters, Inc., in Orange, California. This company repairs and rebuilds a variety of dental handpieces for dentists and other customers. The new Handpiece Headquarters will operate as a subsidiary of MPB Corporation, a Timken Company subsidiary.

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

On May 18, 1997, the company announced plans to establish a bearing repair and reconditioning center in Mexico as part of its Timken de Mexico operations. The new bearing service unit will focus on reconditioning railroad bearings used in locomotives and freight cars. It is expected that the new bearing reconditioning unit will be completely operational by year end 1997.

On May 29, 1997, the company reached an early new labor agreement with the 4,500 production and maintenance workers at the company's Canton, Wooster, and Columbus, Ohio plants which are represented by the United Steelworkers of America (AFL-CIO). The new agreement replaces the current contract which expires in September 1997, and extends through September 24, 2000.

On May 30, 1997, the company announced the merger of two of its tool steel service center subsidiaries, Ohio Alloy Steels Corporation in Youngstown, Ohio, and Houghton & Richards Corporation (H&R), headquartered in Marlborough, Massachusetts. The new company, OH&R Special Steels Company, will remain a subsidiary of Latrobe Steel Company, a specialty steel manufacturer which has operated as a Timken Company subsidiary since 1975. This merger represents a consolidation of the company's distribution services, offering a more complete product line to the its steel customers and allowing greater market efficiencies.

On July 10, 1997, the company announced that it is investing $20 million to expand its Asheboro Bearing Plant, located in Randolph County, North Carolina. The expansion allows the company to increase its capacity and use of the special business and manufacturing practices of the Asheboro plant. This will help the company to grow more profitably in markets that value differentiated products and services.

On July 23, 1997, the company announced that it had acquired the aerospace bearing operations of The Torrington Company Limited, located in Wolverhampton, England. The acquired aerospace bearing business serves the European commercial and military aircraft industry and is ISO 9001 certified. It employs more than 100 people, and its 1996 sales were less than $10 million.

On August 1, 1997, the Board of Directors declared a quarterly cash dividend of 16.5 cents per share payable September 2, 1997,

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

to shareholders of record at the close of business on August 15, 1997.

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

e) the success of the company's operating plans, including its ability to achieve the benefits from its on-going continuous improvement programs, its ability to integrate acquisitions into company operations, the ability of recently acquired companies to meet satisfactory operating results and the company's ability to maintain appropriate relations with unions that represent company associates in certain locations in order to avoid disruptions of business.

f) unanticipated litigation, claims or assessments. This includes, but is not limited to, claims or problems related to product warranty and environmental issues.

Part II.  OTHER INFORMATION

 Item 1.  Legal Proceedings

   The company has completed negotiations with the Ohio Attorney General's office regarding alleged violations of the company's NPDES water discharge permits at its Canton, Ohio, location. The matter was settled for an amount that is not material to the company's financial condition or results of operations.

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


                                       The Timken Company
                                  _______________________________


Date       August 13, 1997        BY   /s/ Joseph F. Toot, Jr.
      ________________________    _______________________________
                                       Joseph F. Toot, Jr.,
                                       Director; President and
                                       Chief Executive Officer


Date       August 13, 1997        BY   /s/ G. E. Little
      ________________________    _______________________________
                                       G. E. Little
                                       Vice President - Finance