Form 10-Q
period 1997-09-30
TIMKEN CO
filed 1997-11-13
CIK 98362

1.
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.   20549

                            FORM 10Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997.

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

                    YES    X      NO
                          ___         ___


Common shares outstanding at September 30, 1997, 62,980,440.

PART I.  FINANCIAL INFORMATION                                  2.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)


                                                        Sept. 30      Dec. 31
                                                         1997          1996
ASSETS                                                ----------    ----------
Current Assets                                         (Thousands of dollars)
Cash and cash equivalents.........................       $31,836       $5,342
Accounts receivable, less allowances,
(1997-$7,811; 1996-$7,062)........................       349,252      313,932
Deferred income taxes.............................        51,307       54,852
Inventories (Note 2) .............................       439,919      419,507
                                                         -------      -------
          Total Current Assets....................       872,314      793,633

Property, Plant and Equipment.....................     2,592,180    2,483,200
 Less allowances for depreciation.................     1,445,714    1,388,871
                                                       ---------    ---------
                                                       1,146,466    1,094,329

Costs in excess of net assets of acquired business,
less amortization, (1997-$22,144; 1996-$18,670)...       126,502      125,018
Deferred income taxes.............................        21,600        3,803
Other assets......................................        57,353       54,555
                                                       ---------    ---------
      Total Assets................................    $2,224,235   $2,071,338
                                                       =========    =========

LIABILITIES
Current Liabilities
Accounts payable and other liabilities............      $237,001     $237,020
Short-term debt and commercial paper..............       172,758      136,830
Accrued expenses..................................       155,043      154,098
                                                         -------      -------
          Total Current Liabilities...............       564,802      527,948

Noncurrent Liabilities
Long-term debt (Note 3) ..........................       166,627      165,835
Accrued pension cost..............................        87,933       56,568
Accrued postretirement benefits cost..............       400,994      398,759
                                                         -------      -------
                                                         655,554      621,162

Shareholders' Equity (Note 4)
Common stock......................................       322,027      315,966
Earnings invested in the business.................       711,815      619,061
Cumulative foreign currency translation adjustment       (29,963)     (12,799)
                                                       ---------      -------
          Total Shareholders' Equity..............     1,003,879      922,228
                                                       ---------    ---------
      Total Liabilities and Shareholders' Equity..    $2,224,235   $2,071,338
                                                       =========    =========

PART I.  FINANCIAL INFORMATION                                  3.
Continued
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                   Nine Months Ended        Three Months Ended
                                  Sept. 30    Sept. 30     Sept. 30    Sept. 30
                                    1997        1996         1997        1996
                                  ---------   ---------    --------    --------
                                  (Thousands of dollars, except per share data)
Net sales........................$1,946,487  $1,778,924    $629,900    $581,417
Cost of product sold............. 1,483,038   1,359,670     487,182     443,767
                                  ---------   ---------     -------     -------
   Gross Profit..................   463,449     419,254     142,718     137,650

Selling, administrative and general
 expenses........................   243,158     234,460      81,184      77,326
                                    -------     -------      ------      ------
   Operating Income..............   220,291     184,794      61,534      60,324

Interest expense.................   (16,295)    (12,406)     (5,242)     (4,672)
Other - net......................    (9,053)     (8,606)     (2,342)     (3,545)
                                     ------      ------      ------      ------
   Other Income (Expense)........   (25,348)    (21,012)     (7,584)     (8,217)

   Income Before Income Taxes....   194,943     163,782      53,950      52,107

Provision for Income Taxes (Note 5)  71,147      63,875      16,160      20,322
                                    -------      ------      ------      ------
   Net Income....................  $123,796     $99,907     $37,790     $31,785
                                    =======      ======      ======      ======

   Net Income Per Share * .......     $1.97       $1.59       $0.60       $0.51
                                    =======      ======      ======      ======

   Dividends Per Share...........    $0.495      $0.450      $0.165       $0.15
                                    =======      ======      ======      ======

* Per average shares outstanding 62,727,242  62,841,106  62,977,635  62,848,820

PART I.  FINANCIAL INFORMATION Continued                        4.

THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                           Nine Months Ended
Cash Provided (Used)                                     Sept. 30     Sept. 30
                                                           1997         1996
                                                         --------     --------
OPERATING ACTIVITIES                                     (Thousands of dollars)
Net Income.............................................  $123,796     $99,907
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization.........................   100,208      93,892
 (Credit) Provision for deferred income taxes..........   (14,901)     13,433
 Stock issued in lieu of cash to employee benefit plans    14,167       3,300
 Changes in operating assets and liabilities:
  Accounts receivable..................................   (41,068)    (29,192)
  Inventories and other assets.........................   (25,489)    (39,713)
  Accounts payable and accrued expenses................    39,104     (85,910)
  Foreign currency translation.........................      (597)       (481)
                                                          -------      ------
   Net Cash Provided by Operating Activities              195,220      55,236

INVESTING ACTIVITIES
 Purchases of property, plant and equipment - net        (129,910)   (100,841)
 Purchase of subsidiaries..............................   (41,812)    (75,634)
                                                          -------     -------
   Net Cash Used by Investing Activities                 (171,722)   (176,475)

FINANCING ACTIVITIES
 Cash dividends paid to shareholders...................   (28,307)    (22,485)
 Purchase of Treasury Shares...........................   (10,839)    (12,426)
 Payments on long-term debt............................   (29,971)       (196)
 Proceeds from issuance of long-term debt..............    24,000      20,000
 Short-term debt activity - net........................    48,810     144,471
                                                           ------     -------
   Net Cash Provided by Financing Activities                3,693     129,364

Effect of exchange rate changes on cash................      (697)        (78)

Increase in Cash and Cash Equivalents..................    26,494       8,047
Cash and Cash Equivalents at Beginning of Period.......     5,342       7,262
                                                           ------      ------
Cash and Cash Equivalents at End of Period.............   $31,836     $15,309
                                                           ======      ======

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)              5.

Note 1 -- Basis of Presentation
The accompanying consolidated condensed financial statements (unaudited) for the Timken Company (the "company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the company's annual report on Form 10-K for the year ended December 31, 1996.

                                                           9/30/97    12/31/96
Note 2 -- Inventories                                     ---------  ---------
                                                         (Thousands of dollars)
Finished products                                          $132,047   $137,666
Work-in-process and raw materials                           270,383    241,691
Manufacturing supplies                                       37,489     40,150
                                                            -------    -------
                                                           $439,919   $419,507
                                                            =======    =======


Note 3 -- Long-term Debt                                   9/30/97    12/31/96
                                                          ---------  ---------
                                                         (Thousands of dollars)
7-1/2% State of Ohio Pollution Control
   Revenue Refunding Bonds, maturing on
   January 1, 2002.                                         $17,000    $17,000
State of Ohio Water Development Revenue
   Refunding Bond, maturing on May 1, 2007.
   The variable interest rate is tied to the
   bank's tax exempt weekly interest rate.
   The rate at September 30, 1997 is 4.15%.                   8,000      8,000
State of Ohio Air Quality and Water Development
   Revenue Refunding Bonds, maturing on
   June 1, 2001.  The variable interest rate
   is tied to the bank's tax exempt weekly
   interest rate.  The rate at September 30, 1997
   is 4.15%.                                                 21,700     21,700
State of Ohio Water Development Authority Solid Waste
   Revenue Bonds, maturing on July 2, 2032.
   The variable interest rate is tied to the bank's
   tax exempt weekly interest rate.  The rate at
   September 30, 1997 is 4.10%.                              24,000          0
Fixed Rate Medium-Term Notes, Series A, due at
   various dates through October, 2026 with
   interest rates ranging from 6.78% to 9.10%.              118,000    148,000
Other                                                         1,559      1,531
                                                            -------    -------
                                                            190,259    196,231
Less:  Current Maturities                                    23,632     30,396
                                                            -------    -------
                                                           $166,627   $165,835
                                                            =======    =======

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)              6.
Continued
Note 4 -- Shareholders' Equity                       9/30/97   12/31/96
                                                    --------- ----------
Class I and Class II serial preferred stock        (Thousands of dollars)
without par value:
   Authorized --   10,000,000 shares each class
   Issued - none                                          $0        $0
Common Stock without par value:
   Authorized -- 200,000,000 shares
   Issued (including shares in treasury)
      1997 - 63,050,303 shares
      1996 - 63,050,402 shares
   Stated Capital                                     53,064    53,064
   Other paid-in capital                             270,893   270,840
Less cost of Common Stock in treasury
      1997 - 69,863 shares
      1996 - 403,512 shares                            1,930     7,938
                                                     -------   -------
                                                    $322,027  $315,966
                                                     =======   =======

An analysis of the change in capital and earnings invested in the business is as follows:
                                               Common Stock
                                             -----------------    Earnings     Foreign
                                                        Other     Invested     Currency
                                             Stated    Paid-In     in the    Translation   Treasury
                                             Capital   Capital    Business    Adjustment    Stock      Total
                                             -------   -------    --------   -----------   --------  --------
                                                                   (Thousands of dollars)
Balance  December 31, 1996                   $53,064  $270,840    $619,061    ($12,799)    ($7,938)   $922,228
Net Income                                                         123,796                             123,796
Dividends paid - $.495 per share                                   (31,042)                            (31,042)
Employee benefit and dividend reinvestment plans:           53                               6,008       6,061
  Treasury -(issued)/acquired   (333,648) shares
    Common Stock - issued/(acquired)  (99) shares
Foreign currency translation adjustment                                        (17,164)                (17,164)

                                              ------   -------      -------     -------     ------   ---------
Balance  September 30, 1997                  $53,064  $270,893    $711,815    ($29,963)    ($1,930) $1,003,879
                                              ======   =======     =======     =======      ======   =========

PART I. NOTES TO FINANCIAL STATEMENTS                                      7.
(Unaudited)  Continued

Note 5 -- Income Tax Provision       Nine Months Ended    Three Months Ended
                                    Sept. 30   Sept. 30  Sept. 30   Sept. 30
                                      1997      1996       1997      1996
                                    --------   --------  --------   --------
                    U.S.                     (Thousands of dollars)
                       Federal       $51,064    $48,834   $10,371    $15,010
                       State & Local   9,312      7,577     1,888      2,055
                    Foreign           10,771      7,464     3,901      3,257
                                      ------     ------    ------     ------
                                     $71,147    $63,875   $16,160    $20,322
                                      ======     ======    ======     ======

The provision for income taxes for the third quarter of 1997 includes a credit relating to claims for prior years' research and development credits of $4 million, or $.06 per share. The effective income tax rates for the quarter and nine months ended September 30, 1997, exclusive of this item were 37.4% and 38.6%, respectively.


Note 6 -- Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which is required to be adopted on December 31, 1997. At that time, the company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The company has determined that under SFAS No. 128, the "basic" earnings per share will be the same as the previously calculated "primary" earnings per share because common stock equivalents had previously been excluded due to the lack of materiality. The calculation of "diluted" earnings per share under SFAS No. 128 will not materially differ from the previously calculated "fully-diluted" earnings per share as reflected in Exhibit 11 to this Form 10-Q.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations

The Timken Company reported record sales and earnings for both the quarter and nine months ended September 30, 1997. During the quarter, the company continued to pursue its growth strategies through plant expansions, an acquisition and increased market penetration. Demand for the company's products remained strong during the quarter. Plant utilization throughout the company was high with the majority of its facilities running at full levels. The company believes that customer demand through the end of the year should enable it to finish 1997 strongly.

Net sales for the third quarter were $629.9 million, an increase of 8.3% above 1996's third quarter record level of $581.4 million.
Demand for the company's products was particularly strong in the aerospace, automotive and industrial markets.

Gross profit for 1997's third quarter was $142.7 million (22.7% of net sales) compared to $137.7 million (23.7% of net sales) in the same period a year ago. Benefits related to the company's on-going continuous improvement initiatives and the higher sales volume contributed to higher profits. This improvement was offset, however, by costs related to the company's efforts to meet stronger customer demand, which resulted in additional hiring and training costs and the shift of some products to less efficient processes. Third quarter 1997 gross profit was also adversely affected by an inventory write-down related to the annual taking of physical inventory. This compares to an inventory write-up in the year-earlier period.

Selling, administrative, and general expenses were $81.2 million (12.9% of net sales) in the third quarter of 1997 compared to $77.3 million (13.3% of net sales) in 1996. The company has been successful in reducing its selling, administrative, and general expenses as a percent of sales despite higher investment in corporate research and higher expenses related to the integration of the company's more recent acquisitions.

Interest expense was $.6 million higher in the third quarter of 1997 compared to the year-ago period. This increase resulted from the higher average level of debt outstanding during the quarter and slightly higher interest rates. During the third quarter, Standard & Poor's rating agency increased The Timken Company's corporate credit and senior unsecured rating to "A" and its commercial paper program

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

rating to "A-1". The company's strong capital structure and prudent fiscal management resulted in this upgrade. This change will reduce modestly the interest rate which the company pays to borrow money it needs to operate, which thus lowers the cost of capital for The Timken Company.

The provision for income taxes for the third quarter of 1997 includes a credit relating to claims for prior years' research and development credits of $4 million, or $.06 per share. The effective income tax rates for the quarter and nine months ended September 30, 1997, exclusive of this item were 37.4% and 38.6% respectively.

Bearing Business net sales were $408.8 million in the third quarter of 1997, an increase of $26.2 million compared to $382.6 million in the year-earlier period. The Bearing Business achieved higher sales in the light truck, heavy truck, and industrial equipment markets. Sales were also stronger in Mexico and sales volumes improved in the company's European operations compared to the year-earlier quarter. In addition, sales from the Business's recently acquired bearing operations of Gnutti Carlo, S.p.A. and Handpiece Headquarters, Inc. contributed to the sales performance.

During the third quarter, the Bearing Business introduced a comprehensive line of bearings, seals and related components to be sold through retail outlet stores. The new line, marketed as Timken tapered roller bearings and Timken Automotive Service Parts, features premium products for servicing U.S. and internationally manufactured automobiles and light trucks. These products can be found at more than 1,400 AutoZone stores across the U.S.

Also during the third quarter, the Bearing Business launched a full line of heavy-and light-duty differential and transmission rebuild kits and components. This new line, aimed at the automotive and heavy-duty truck markets, is being marketed under the new DT Components brand and allows customers to tailor their purchases from individual rebuild components to complete rebuild kits. DT Components are available through Timken sales representatives and authorized bearing distributors.

Bearing Business operating income totaled $27.2 million in the third quarter of 1997 compared to $37.9 million reported in 1996's third quarter. Although the higher sales volume had a positive impact on

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

third quarter results, operating income was lower primarily due to an inventory write-down compared to a year-earlier write-up. In addition, costs associated with meeting additional hiring and training needs, integrating newly acquired operations, and addressing stronger customer demand also had an adverse effect on earnings.

On November 6, 1997, the company announced plans to invest $15 million in new machining technology for its Bucyrus (Ohio) bearing plant over the next two to three years. The Bucyrus plant's machinery transforms large pieces of tubing into cups and cones for bearings. The new machining technology will increase the yield of material to parts resulting in less scrap and rework and increased productivity. This investment will ensure that the Bucyrus plant maintains its position in the intensely competitive worldwide automotive tapered roller bearing market.

Because of strong market successes with a range of products, the company's Bearing Business will be investing $51 million over the next five years to expand and modernize its Gaffney (South Carolina) Bearing Plant. The improvement program will increase plant capacity by more than 25 percent in some areas. Over half the investment will
be made in the coming 12 months.   This follows last quarter's
announcement that the company would be investing $20 million in its Asheboro (North Carolina) Plant to meet demand for industrial bearings.

In July, the company announced its acquisition of the aerospace bearing operations of The Torrington Company Limited, located in Wolverhampton, England. By expanding the scope of products and services for the European aerospace market, this transaction also expands the company's leadership position in providing super-precision bearing products for the aerospace industry worldwide.

Steel Business sales were $221.1 million in the third quarter of 1997 compared to $198.8 million recorded a year earlier. The sales increase resulted from strong demand in all markets for both alloy steel products and steel components. During the third quarter the business performed at record levels and was able to meet strong customer demand by continuing to produce both steel tubes and bars at higher than expected levels with existing equipment. Sales from OH&R Special Steels Company and Sanderson Special Steels Ltd., recently acquired subsidiaries of Latrobe Steel Company, also contributed to higher third quarter sales.

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

Steel Business operating income in the third quarter of 1997 rose by $11.9 million to $34.3 million compared to $22.4 million in the year-earlier period. This increase resulted primarily from the business' continuous improvement initiatives which resulted in lower manufacturing costs and new levels of output. The price of recycled scrap metal in the third quarter of 1997 was also lower than the year-ago period.

While the steel industry historically has exhibited a seasonal pattern in the third quarter, strategic long-term initiatives in the Timken Steel Business have reduced this to a less dramatic level. These initiatives include expanding distribution services, implementing new operating practices, and building the range of products and services available through the Steel Parts Business.
A new plant in Winchester, Kentucky, serving the needs of both the Timken Bearing Business and external bearing customers, ramped up production during the quarter.

Financial Condition

Total assets increased by $152.9 million from December 31, 1996. The increase resulted in part from higher accounts receivable and inventories. The $41.1 million increase in accounts receivable, as reflected in the Consolidated Condensed Statements of Cash Flows, relates primarily to the increase in sales. The number of days' sales in receivables at September 30, 1997, was basically unchanged from the year-end 1996 level. Inventories and other assets increased by $25.5 million compared to year-end 1996. The increase in inventories relates to the higher level of activity as days of inventory decreased slightly from year-end 1996. The company continues to recognize the importance of cash flow by improving working capital usage, especially focusing on lowering inventory levels.

The increase in long-term deferred income taxes relates primarily to the increase in non-deductible accrued pension costs.

Debt of $339.4 million at the end of the third quarter of 1997 exceeded the $302.7 million at year-end 1996. During the nine months ended September 30, 1997, cash was required primarily to fund the company's investing activities. The company expects debt to decline by year-end 1997. Any future cash needs that exceed cash generated from operations will be met by short-term borrowing and issuance of medium-term notes.

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

The 25.3% debt to total capital ratio was slightly higher than the 24.7% at year-end 1996. Debt increased by $36.7 million during the first nine months of 1997; total shareholders' equity increased by $81.7 million.

Purchases of property, plant and equipment - net during the nine months ended September 30, 1997, were $129.9 million compared to $100.8 million one year earlier. The company also invested $41.8 million in the purchase of subsidiaries. The company continues to invest in activities consistent with the strategies it is pursuing to achieve industry leadership positions. Further capital investments in technologies in the company's plants throughout the world and new acquisitions provide Timken with the opportunity to improve the company's competitiveness and meet the needs of its growing base of customers.

The Timken company has approached its efforts to be year 2000 compliant using a defined methodology that includes assessment, strategy definition, development, test, integration and implementation components. Additionally, the company's corporate information systems department has instituted a corporate level reporting and tracking process that encompasses all Timken year 2000 project efforts world-wide. Through the use of this methodology over the past two years, the company is well into its year 2000 conversion effort. Based on current project plans, Timken is striving to have all of its critical systems year 2000 compliant by the last quarter of 1998. The costs associated with this project will not have a material effect on the company's financial position, results of operation or cash flows.

On November 7, 1997, the Board of Directors declared a quarterly cash dividend of 16.5 cents per share payable December 8, 1997, to shareholders of record at the close of business on November 21, 1997.

Other Information

On November 7, 1997, the company announced that Joseph F. Toot, Jr., president and chief executive office, will retire at the end of December. Mr. Toot, 62, has served as president of the company since 1979 and as president and CEO since 1992. He will continue to serve as a member of the board of directors and as chairman of the board's executive committee. In that capacity, he will carry out certain projects on behalf of the company. Following Mr. Toot's retirement, W. R. Timken, Jr., 58, chairman - board of directors,

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

will continue as chairman and also serve as president and CEO. Joining him in leading the company will be Bill J. Bowling, 56, and Robert L. Leibensperger, 59. Each will take on additional responsibility as chief operating officer. Mr. Bowling will be executive vice president, COO and president - steel, and Mr. Leibensperger will be executive vice president, COO and president
- bearings.

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

e) the success of the company's operating plans, including its ability to achieve the benefits from its on-going continuous improvement programs, its ability to integrate acquisitions into company operations, the ability of recently acquired companies to achieve satisfactory operating results and the company's ability to maintain appropriate relations with unions that represent company associates in certain locations in order to avoid disruptions of business.

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

f) unanticipated litigation, claims or assessments. This includes, but is not limited to, claims or problems related to product warranty and environmental issues.

g) changes in worldwide financial markets to the extent they affect the company's ability to raise capital, have an impact on the overall performance of the company's pension fund investments and cause changes in the economy which affect customer demand.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

          Not applicable.

Item 2.  Changes in Securities

          Not applicable.

Item 3.  Defaults Upon Senior Securities

          Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

          Not applicable.

Item 5.  Other Information

          Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

          (a).  Exhibits

                   4    Sixth Amendment Agreement dated
                        August 31, 1997, to the amended and
                        restated credit agreement as amended
                        February 23, 1993, May 31, 1994,
                        November 15, 1994, August 15, 1995, and
                        August 31, 1996, between Timken and certain banks.

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


                                       The Timken Company
                                  _______________________________


Date       November 13, 1997      BY   /s/ Joseph F. Toot, Jr.
      ________________________    _______________________________
                                       Joseph F. Toot, Jr.,
                                       Director; President and
                                       Chief Executive Officer


Date       November 13, 1997      BY   /s/ G. E. Little
      ________________________    _______________________________
                                       G. E. Little
                                       Vice President - Finance