Form 10-K
period 1997-12-31
TIMKEN CO
filed 1998-03-20
CIK 98362

1
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                     FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended                     Commission File Number 1-1169
December 31, 1997
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

The aggregate market value of the voting stock held by all shareholders other than shareholders identified under item 12 of this Form 10-K as of February 20, 1998, was $1,670,116,320 (representing 52,191,135 shares).

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of February 20, 1998.

Common Stock without par value --62,520,736 shares (representing a market value of $2,000,663,552)


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended
December 31, 1997 are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual meeting of shareholders to be held on April 21, 1998, are incorporated by reference into parts III and IV.

Exhibit Index may be found on Pages 20 through 23.

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

   Anti-friction bearings constitute Timken's principal industry product. Basically, the tapered roller bearing made by Timken is its principal product in the anti-friction industry segment. It consists of four components (1) the cone or inner race, (2) the cup or outer race, (3) the tapered rollers which roll between the cup and cone, and (4) the cage which serves as a retainer and maintains proper spacing between the rollers. These four components are manufactured or purchased and are sold in a wide variety of configurations and sizes. Sensing devices are added to the basic tapered roller bearing and sold to sport utility vehicle and light truck markets.

   Matching bearings to service requirements of customers' applications requires engineering, and oftentimes sophisticated analytical techniques. The design of every tapered roller bearing made by Timken permits distribution of unit pressures over the full length of the roller. This fact, coupled with its tapered design, high precision tolerance and proprietary internal geometry and premium quality material, provides a bearing with high load carrying capacity, excellent friction-reducing qualities and long life.

   Timken also produces super precision ball and roller bearings for use in aerospace, medical / dental, computer disk drives and other markets having high precision applications. These bearings are mostly produced at the company's MPB Corporation subsidiary. They utilize ball and straight rolling elements and are in the super precision end of the general ball and straight roller bearing product range in the bearing industry. A majority of MPB's products are special custom-designed bearings and spindle assemblies. They often involve specialized materials and coatings for use in applications that subject the bearings to extreme operating conditions of speed and temperature.

   ________________

   Other bearing products manufactured by Timken include cylindrical, spherical, straight and ball bearings for industrial markets. These bearings feature non-tapered rolling elements. This broadening of Timken's product line was achieved primarily through the 1997 acquisition of Rulmenti Grei S.A. in Ploesti, Romania. In addition, Timken produces custom-designed products called SpexxTM performance Bearings. The product line includes both tapered and cylindrical roller bearings and provides cost-effective solutions for selective applications.

   Steel products include steels of intermediate alloy, low alloy and some carbon grades, vacuum processed alloys, tool steel and other custom-made steel products including parts made from specialty steel. These are available in a wide range of solid and tubular sections with a variety of finishes.

   In April 1997, the company broke ground for its $55 million bar mill at the Harrison Steel Plant in Canton, Ohio. The investment will position the company as a cost and quality leader in continuous cast, intermediate sized alloy steel bars. The project is on schedule with full operation expected to begin in mid-1998.

   The company strengthened its tool and alloy steel distribution business in the fourth quarter of 1997 by opening a distribution facility in Greer, South Carolina. This facility is part of the company's OH&R distribution business, a wholly owned subsidiary of Timken's Latrobe Steel Company.

   Timken has been increasing the marketing of high volume semifinished components to major customers produced from its own steel. This value added activity is a growing portion of the business.

   The company's Steel Business produces sub-components for automotive and industrial customers at its St. Clair Precision Tubing Components Plant in Eaton, Ohio, its Tryon Peak Plant in Columbus, North Carolina and its newly constructed Winchester Parts Plant in Winchester, Kentucky. The development of the precision parts business has provided the company with the opportunity to further expand its market for tubing and capture more higher-value steel sales. This also enables the company's traditional tubing customers in the automotive and bearing industries to take advantage of higher-performing components that cost less than those they now use.

   In the fourth quarter of 1997, the company enhanced its parts business production capabilities with the installation of its profile ring mill, a $15 million investment at its Tryon Peak Plant which employs proprietary manufacturing processes and advanced process control technology. The Winchester Parts Plant began operations in May 1997 and

   ________________

   subsequently installed additional equipment to meet the demands for its products.

   Sales and Distribution
   ______________________

   Timken's products in the bearing industry segment are sold principally by its own sales organization. A major portion of the shipments are made directly from Timken's plants and the balance from warehouses located in a number of cities in the United States, Canada, England, France, Germany, Mexico, Singapore and Argentina. These warehouse inventories are augmented by authorized distributor and jobber inventories throughout the world which provide local availability when service is required.

   The company operates an Export Service Center in Atlanta, Georgia, which specializes in the export of tapered roller bearings for the replacement markets in the Caribbean, Central and South America and other regions. Timken's tapered roller bearings and other bearing types are used in general industry and in a wide variety of products including passenger cars, trucks, railroad cars and locomotives, machine tools, rolling mills and farm and construction equipment. MPB's products, which are at the super precision end of the general ball and straight roller bearing segment, are used in aircraft, missile guidance systems, computer peripherals, and medical / dental instruments.

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

   Timken has entered into individually negotiated contracts with some of its customers in both the bearing and steel segments. These contracts may extend for one or more years and, if a price is fixed for any period extending beyond current shipments, customarily include a commitment by the customer to purchase a designated percentage of its requirements

   ______________________________

   from Timken. Contracts extending beyond one year that are not subject to price adjustment provisions do not represent a material portion of Timken's sales. Timken does not believe that there is any significant loss of earnings risk associated with any given contract.

   Industry Segments
   _________________

   Segment information in Note 13 of the Notes to Consolidated Financial Statements and Information by Industry and Geographic Area on pages 32 and 33 of the Annual Report to Shareholders for the year ended
   December 31, 1997, are incorporated herein by reference. Export sales from the U.S. and Canada are not separately stated since such sales amount to less than 10% of revenue. The company's Bearing Business has historically participated in the worldwide bearing markets while the Steel Business has concentrated on U.S. markets.

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

   Timken manufactures an anti-friction bearing known as the tapered roller bearing. The tapered principle of bearings made by Timken permits ready absorption of both radial and axial loads in combination. For this reason, they are particularly well adapted to reducing friction where shafts, gears, or wheels are used. Timken also produces super precision ball and straight roller bearings at its MPB subsidiary. With recent acquisitions, the company has selectively expanded its product line to include other bearing types. However, since the invention of the tapered roller bearing by its founder, Timken has maintained primary focus in its product and process technology on the tapered roller bearing segment. This has been important to its ability to remain one of the leaders in the world's bearing industry. This contrasts with the majority of Timken's major competitors who focus more heavily on other bearing types such as ball, straight roller, spherical roller and needle for the general industrial and automotive markets and are, therefore, less specialized in the tapered roller bearing segment. Timken competes

                                                                      7
   Competition (cont.)
   ___________________

   with domestic manufacturers and many foreign manufacturers of anti-friction bearings.

   The anti-friction bearing business is intensely competitive in every country in which Timken competes. With the collapse of the former Soviet Union and the modernization of existing capacity in many countries, there remain substantial downward pricing pressures in the United States and other countries even during periods of significant demand in the United States and other markets. Moreover, international price discrimination by certain of Timken's foreign competitors and the continued absorption of antidumping duties by companies related to the foreign producers in the United States create additional pricing pressures in the United States. Imports of tapered roller bearings into the United States in 1997 were $240 million or approximately 18 percent of the domestic tapered roller bearing market. In addition, Timken estimates the tapered roller bearings contained as components of foreign automobiles and heavy equipment produced outside the United States and imported into this country, to be approximately $207 million in 1997.

   To address the problem of injurious dumping by various foreign competitors, the company has pursued its legal rights in the United States and in other parts of the world for many years. In the United States, antidumping orders are outstanding from cases brought by the company in the early 1970s and in 1986. The antidumping finding issued in 1976 pertains to tapered roller bearings from Japan that have an outside diameter of 4 inches or less but excluding unfinished components or parts. The finding does not apply to one major Japanese producer.
   In August 1986, the company filed an antidumping petition on behalf of the U.S. tapered roller bearing industry with both the U.S. International Trade Commission and the U.S. Department of Commerce alleging that imports of tapered roller bearings (including unfinished parts and components from six countries (China, Romania, Yugoslavia, Italy, Hungary, and Japan (to the extent not covered by the 1976 finding)) were being sold at less than fair value in the United States and were causing material injury to the domestic industry. The U.S. Department of Commerce found that product from each of the countries was being sold in the United States at less than fair value or "dumped," and the U.S. International Trade Commission found such imports were causing injury to the domestic industry. The Commerce Department's notice also identified the amount by which selling prices of the foreign producers were less than fair value. This amount is expressed as a weighted average percentage for each company investigated and is often referred to as the "final margin" for a particular time period. The final margins for Japanese producers as originally calculated in 1986-87 were approximately 36 percent for the major producers. Final margins for producers in other countries varied but were above 100% for one foreign producer. If requested by foreign producers, importers, or domestic producers, the dumping margins (if any) will be examined for a more recent time period.

                                                                      8
   Competition (cont.)
   ___________________

   Substantial dumping margins have been found for most or all of the major producers in Japan for most years since the antidumping orders issued. On January 15, 1998, the U.S. Department of Commerce issued final margins for companies investigated for the 1995-96 time period, finding dumping margins that ranged from .34% to 29.02%. Margins for some of the major producers were 9.6%, 27.8% and 29.02%.

   Significant dumping margins continue to be found for certain producers from other countries covered by orders. For some countries covered by the orders, imports have declined or ceased. Some foreign producers and exporters / resellers have ceased dumping. The orders were revoked for Yugoslavia in 1995 and for Italy in 1996 as well as for selected individual producers in the other orders over time. Importers are required to post a cash deposit with the U.S. Customs Service equal to the final margin from the most recent period that has been published for a particular foreign producer from a country where an order remains outstanding. If no dumping is found or the amount of dumping is less than the cash deposit, the importer receives a refund with interest. If the dumping found in the review is greater than the amount posted as a cash deposit, the difference must be paid to the U.S. Customs Service with interest.

   Timken has remained deeply concerned about the persistence of unfair trade practices in its major markets and has participated in the administrative review process in the United States and elsewhere to assure that conditions of fair trade are restored if possible. The company has pursued and continues to pursue legislative changes to neutralize the price depressing effect of duty absorption that has continued in the United States for more than 20 years in some cases.
   The existence of the orders reduces the commercial harm that would otherwise be experienced by the company from the continued dumping practices of certain foreign competitors. In accord with the international treaty obligations of the United States, each existing antidumping duty finding or order, including those covering tapered roller bearings, will be subject to review by U.S. government agencies to determine whether dumping and injury to the domestic industry are likely to continue or recur if it is revoked. These reviews are tentatively scheduled to commence for the finding and order covering tapered roller bearings in mid-1999. The company intends to participate actively in the proceedings.

   Timken manufactures carbon and alloy seamless tubing, carbon and alloy steel solid bars, tool steels and other custom-made specialty steel products. Specialty steels are characterized by special chemistry, tightly controlled melting and precise processing.

   Maintaining high standards of product quality and reliability while keeping production costs competitive is essential to Timken's ability to

                                                                      9
   Competition (cont.)
   ___________________

   compete in the specialty steel industry with domestic and foreign steel manufacturers.

   Backlog
   _______

   The backlog of orders of Timken's domestic and overseas operations is estimated to have been $1.37 billion at December 31, 1997, and $1.05 billion at December 31, 1996. Actual shipments are dependent upon ever-changing production schedules of the customer. Accordingly, Timken does not believe that its backlog data and comparisons thereof as of different dates are reliable indicators of future sales or shipments.

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

   Research
   ________

   Timken's major research center, located in Stark County, Ohio near its largest manufacturing plant, is engaged in research on bearings, steels, manufacturing methods and related matters. Research facilities are also located at the MPB New Hampshire Plants, the Duston, England plant and at the Latrobe, Pennsylvania plant. Expenditures for research, development and testing amounted to approximately $43,000,000 in 1997, $41,000,000 in 1996, and $35,000,000 in 1995. The company's research program is committed to the development of new and improved bearing and steel products, as well as more efficient manufacturing processes and techniques and the expansion of application of existing products.

   Environmental Matters
     _____________________
   The company continues to emphasize protecting the environment and complying with environmental protection laws. In doing so, the company has invested in pollution control equipment and updated plant operational practices. The company believes it has established adequate reserves to cover its environmental expenses and has a well-established environmental compliance audit program, which includes a proactive

                                                                     10
   Environmental Matters (cont.)
   _____________________

   approach to bringing its domestic and international units to higher standards of environmental performance. This program measures performance against local laws as well as to standards that have been established for all units worldwide.

   It is difficult to assess the possible effect of compliance with future requirements that differ from existing ones. As previously reported, the company was uncertain whether additional emission monitoring would be required or what the cost would be when proposed emission monitoring regulations pursuant to the Clean Air Act of 1990 were issued. In 1997, the regulations were issued in a modified form from those proposed and, while some uncertainty remains, the financial impact on the company is expected to be small, certainly less than anticipated under the proposed regulations. The company also is unsure of the ultimate future financial impact to the company that could result from the United States Environmental Protection Agency's (EPA's) final rules to tighten the National Ambient Air Quality Standards for fine particulate and ozone, which were issued in July.

   The company and certain of its U.S. subsidiaries have been designated as potentially responsible parties (PRP's) by the United States EPA for site investigation and remediation at certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). The claims for remediation have been asserted against numerous other entities, which are believed to be financially solvent and are expected to fulfill their proportionate share of the obligation. In 1997, the company and its Latrobe Steel subsidiary were both named a PRP at one additional site. Management believes any ultimate liability with respect to all pending actions will not materially affect the company's operations, cash flows or consolidated financial position.

   The company's MPB Corporation subsidiary has two environmental projects at its manufacturing locations in New Hampshire. Remediation at one plant is nearing completion. In late 1996, the second system was installed and remediation was begun at the other plant. The company had provided for the costs of these projects, which to date have been $3.5 million. A portion of these costs is being recovered from a former owner of the property. Future operating and maintenance costs are expected to be $1.7 million. MPB also filed suit against and settled with four insurance companies for reimbursement of clean-up costs.

   The company continued work in 1997 on environmental projects at its locations in Canton and Columbus, Ohio. Costs for these two projects are estimated to be about $2.1 million.

                                                                     11
   Patents, Trademarks and Licenses
   ________________________________

   Timken owns a number of United States and foreign patents, trademarks and licenses relating to certain of its products. While Timken regards these as items of importance, it does not deem its business as a whole, or either industry segment, to be materially dependent upon any one item or group of items.

   Employment
   __________

   At December 31, 1997, Timken had 20,994 associates. Thirty-nine percent of Timken's U.S. associates are covered under collective bargaining agreements. Three percent of Timken's U.S. associates are covered under collective bargaining agreements that expire within one year.

   Executive Officers of the Registrant
   ____________________________________

   The officers are elected by the Board of Directors normally for a term of one year and until the election of their successors. All officers have been employed by Timken or by a subsidiary of the company during the past five-year period. The Executive Officers of the company as of February 20, 1998, are as follows:

                                       Current Position and Previous
   Name                Age             Positions During Last Five Years
   ___________________ ___     ____________________________________________

   W. R. Timken, Jr.   59      1992  Chairman - Board of Directors;
                               1997  Chairman, President and Chief
                                        Executive Officer; Director;
                                        Officer since 1968.

   R. L. Leibensperger 59      1992  Vice President - Technology;
                               1995  Executive Vice President and President
                                        - Bearings;
                               1997  Executive Vice President, Chief
                                        Operating Officer and President
                                        - Bearings; Officer since 1986.

   B. J. Bowling       56      1992  Vice President - Human Resources and
                                        Logistics;
                               1993  Executive Vice President-Latrobe Steel
                                        Company;
                               1995  President-Latrobe Steel Company;
                               1996  Executive Vice President and President
                                        - Steel;
                               1997  Executive Vice President, Chief
                                        Operating Officer and President
                                        - Steel; Officer since 1996.

                                        Current Position and Previous
   Name                Age             Positions During Last Five Years
   ___________________ ___     ____________________________________________

   L. R. Brown         62      1992  Vice President and General Counsel;
                                        Secretary;
                               1997  Senior Vice President and General
                                        Counsel; Secretary; Officer
                                        since 1990.

   J. T. Elasser       45      1992  Director-President-Timken do Brasil;
                               1992  Director-21st Century Business
                                        Project;
                               1993  Deputy Managing Director-Bearings-
                                        Europe, Africa and West Asia;
                               1995  Managing Director-Bearings-Europe,
                                        Africa and West Asia;
                               1996  Vice President-Bearings-Europe, Africa
                                        and West Asia;
                               1997  Group Vice President - Bearings -
                                        Rail, Europe, Africa and West Asia;
                                        Officer since 1996.

   J. W. Griffith      44      1992  Director-Purchasing and Logistics;
                               1993  Director-Manufacturing-Bearings-North
                                        and South America;
                               1993  Vice President-Manufacturing-Bearings-
                                        North America;
                               1996  Vice President-Bearings-North American
                                        Automotive, Rail, Asia Pacific and
                                        Latin America;
                               1997  Group Vice President - Bearings -
                                        North American Automotive, Asia
                                        Pacific and Latin America; Officer
                                        since 1996.

   Karl P. Kimmerling  40      1992  General Manager - Primary Operations
                                        and Engineering - Latrobe Steel
                                        Company;
                               1995  President - Canadian Timken Ltd.;
                               1996  Vice President - Manufacturing -
                                        Steel;
                               1997  Group Vice President - Alloy Steel;
                                        Officer since 1998.

   G. E. Little        54      1992  Vice President - Finance; Treasurer;
                               1997  Senior Vice President - Finance;
                                        Treasurer; Officer since 1990.

                                        Current Position and Previous
   Name                Age             Positions During Last Five Years
   ___________________ ___     ____________________________________________

   S. J. Miraglia, Jr. 47      1992  Director-Manufacturing-Steel;
                               1993  Vice President-Manufacturing-Steel;
                               1994  Director-Manufacturing-Europe, Africa
                                        and West Asia;
                               1996  Vice President-Bearings-North American
                                        Industrial and Super Precision;
                               1997  Group Vice President - Bearings -
                                        North American Industrial and Super
                                        Precision; Officer since 1996.

   S. A. Perry         52      1992  Director - Purchasing and Logistics;
                               1993  Vice President - Human Resources and
                                        Logistics;
                               1997  Senior Vice President - Human
                                        Resources, Purchasing and
                                        Communications; Officer since 1993.

   Hans J. Sack        43      1992  Project Manager - Parts Strategy -
                                        Steel;
                               1993  General Manager - Parts Business -
                                        Steel;
                               1994  Vice President - Manufacturing -
                                        Steel;
                               1996  President - Latrobe Steel Company;
                               1997  Group Vice President - Specialty Steel
                                        and President - Latrobe Steel
                                        Company; Officer since 1998.

   J. J. Schubach      61      1992  Vice President - Strategic Management;
                               1996  Vice President - Strategic Management
                                        and Continuous Improvement;
                               1997  Senior Vice President - Strategic
                                        Management and Continuous
                                        Improvement; Officer since 1984.

   T. W. Strouble      58      1992  Director - Marketing - Bearings -
                                        North and South America;
                               1993  Vice President - Sales and Marketing -
                                        Bearings - North and South America;
                               1995  Vice President - Technology;
                               1997  Senior Vice President - Technology
                                        Officer since 1995.

   W. J. Timken        55      1992  Vice President; Director; Officer
                                        since 1992.

                                                                     14
   Item 2.  Properties
   ___________________

   Timken has bearing and steel manufacturing facilities at several locations in the United States. Timken also has bearing manufacturing facilities in several countries outside the United States. The aggregate floor area of these facilities worldwide is approximately 13,519,000 square feet, all of which, except for approximately 405,000 square feet, is owned in fee. The buildings occupied by Timken are principally of brick, steel, reinforced concrete and concrete block construction, all of which are suitably equipped and in satisfactory operating condition.

   Timken's bearing manufacturing facilities in the United States are located in Ashland, Bucyrus, Canton, Columbus and New Philadelphia, Ohio; Altavista and Richmond, Virginia; Asheboro and Lincolnton, North Carolina; Carlyle, Illinois; Gaffney, South Carolina; Keene and Lebanon, New Hampshire; Knoxville, Tennessee; Lenexa, Kansas; North Little Rock, Arkansas; Ogden, Utah; and Orange, California. These facilities, including the research facility in Canton, Ohio, and warehouses at plant locations, have an aggregate floor area of approximately 4,669,000 square feet.

   Timken's bearing manufacturing plants outside the United States are located in Ballarat, Australia; Benoni, South Africa; Cogozzo, Italy; Colmar, France; Duston and Wolverhampton, England; Medemblik, The Netherlands; Ploesti, Romania; Sao Paulo, Brazil; Singapore; Sosnowiec, Poland; St. Thomas, Canada; and Yantai, China. The facilities, including warehouses at plant locations, have an aggregate floor area of approximately 3,634,000 square feet.

   Timken's steel manufacturing facilities in the United States are located in Canton, Eaton, Wauseon and Wooster, Ohio; Columbus, North Carolina; Franklin and Latrobe, Pennsylvania; and Winchester, Kentucky. These facilities have an aggregate floor area of approximately 4,959,000 square feet.

   Timken also has a tool steel finishing and distribution facility in Sheffield, England. This facility has an aggregate floor area of approximately 257,000 square feet.

   In addition to the manufacturing and distribution facilities discussed above, Timken owns warehouses and steel distribution facilities in the United States, Canada, England, France, Scotland, Singapore, Germany, Mexico and Argentina, and leases several relatively small warehouse facilities in cities throughout the world.

   During 1997 Timken's Bearing and Steel Businesses continued to experience high plant utilization as a result of increased sales in most industries and geographic areas.

                                                                     15
   Properties (cont.)
   __________________

   Timken's manufacturing facilities expanded significantly during 1997 as a result of its four most recent acquisitions. The company also announced plans for plant expansions in several of its U.S. plants.

   In February 1997, Timken acquired the certain assets of Gnutti Carlo, S.p.A. near Brescia, Italy. This subsidiary is now Timken Italia, s.r.l. and serves primarily the European truck, railroad and industrial markets. The facility includes floor space of approximately 163,300 square feet and employs some 120 associates.

   Also in February, Timken announced plans to open a hot-forming facility in Winchester, Kentucky. The Winchester Plant, which began operations in May, is a 75,000 square foot facility and employs about 40 people. The plant produces forged bearing components from Timken steel bars.

   In April, the company broke ground for its $55 million bar mill at the Harrison Steel Plant in Canton, Ohio. The 119,000 square foot expansion will house a new rolling mill and bar processing equipment and is expected to be fully operational by mid-1998.

   In May the company announced its acquisition of the assets of Handpiece Headquarters, Inc., in Orange, California. This company repairs and rebuilds a variety of dental handpieces for dentists and other customers in its 1,200 square foot facility.

   In July the company acquired the aerospace bearing operations of the Torrington Company Limited, located in Wolverhampton, England. The business serves the European commercial and military aircraft industry. The facility includes floor space of 54,000 square feet and employs more than 100 people.

   Also in July, the company announced a $20 million investment to expand its Asheboro Plant. The expansion will increase the plant's square footage by 50%.

   In the fourth quarter, the company began work on its $51 million investment in the Gaffney , South Carolina plant that was announced in September 1997. The investment, which will be made over the next 5 years, will increase plant capacity by more than 25% in some areas. Additionally in the fourth quarter, the company announced a $15 million investment in new machining technology at its Bucyrus plant in Ohio.

   Also in the fourth quarter, the company announced the opening of a tool and alloy steel distribution facility in Greer, South Carolina. The new operation will offer steel warehousing, cutting and machining services

                                                                     16
   Properties (cont.)
   __________________

   to independent retail distributors as well as industrial customers in the southeastern United States.

   In December, the company acquired 70% of Rulmenti Grei S.A., a bearing manufacturer in Ploesti, Romania. The company serves mainly the industrial markets in Romania as well as in Eastern and Western Europe, Asia and North America. The operation contains 498,000 square feet of manufacturing space and employs some 1,000 people.

   The company is a forty percent shareholder in Tata Timken Limited, a joint venture with The Tata Iron and Steel Company Limited. The joint venture consists of a manufacturing facility in Jamshedpur, India, completed in March of 1992, and four sales offices, also located in India.


   Item 3.  Legal Proceedings
   __________________________

   Not Applicable


   Item 4.  Submission of Matters to a Vote of Security Holders
   ____________________________________________________________

   No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1997.

                                                                     17
PART II
_______
   Item 5.  Market for the Registrant's Common Equity and Related Stock
   ____________________________________________________________________
            Holder Matters
            ______________

   The company's common stock is traded on the New York Stock Exchange
   (TKR). The estimated number of record holders of the company's common stock at December 31, 1997, was 8,313. The estimated number of shareholders at December 31, 1997, was 46,394.

   High and low stock prices and dividends for the last two years are presented in the Quarterly Financial Data schedule on Page 1 of the Annual Report to Shareholders for the year ended December 31, 1997, and is incorporated herein by reference.

   Between October 1, 1996 and December 31, 1997, non-United States fiduciaries of certain employee stock purchase and savings plans established and administered in accordance with the laws of countries other than the United States purchased 44,470 shares of the company's common stock on the New York Stock Exchange on behalf of persons not resident in the United States who are employed by subsidiaries of the company. The purchases were made in reliance on Regulation S under the Securities Act of 1933 for an aggregate consideration of $1,317,941.
   The number of shares have been adjusted to reflect the impact of the two-for-one stock split approved by the Board of Directors on April 15, 1997.

   Item 6.  Selected Financial Data
   ________________________________

   The Summary of Operations and Other Comparative Data on Pages 34 and 35 of the Annual Report to Shareholders for the year ended December 31, 1997, is incorporated herein by reference.

   Item 7.  Management's Discussion and Analysis of Financial Condition and
   ________________________________________________________________________
            Results of Operation
            ____________________

   Management's Discussion and Analysis of Financial Condition and Results of Operations on Pages 17-24 of the Annual Report to Shareholders for the year ended December 31, 1997, is incorporated herein by reference.

   Item 8.  Financial Statements and Supplementary Data
   ____________________________________________________

   The Quarterly Financial Data schedule included on Page 1, the consolidated financial statements of the registrant and its subsidiaries on Pages 18-24, the notes to consolidated financial statements on Pages 25-33, and the Report of Independent Auditors on Page 33 of the Annual

   Report to Shareholders for the year ended December 31, 1997, are incorporated herein by reference.

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

                                                                      19
PART III
________

   Item 10.  Directors and Executive Officers of the Registrant
   ____________________________________________________________

   Required information is set forth under the caption "Election of Directors" on Pages 4-7 of the proxy statement issued in connection with the annual meeting of shareholders to be held April 21, 1998, and is incorporated herein by reference. Information regarding the executive officers of the registrant is included in Part I hereof.

   Item 11.  Executive Compensation
   ________________________________

   Required information is set forth under the caption "Executive
   Compensation" on Pages 10-20 of the proxy statement issued in connection with the annual meeting of shareholders to be held April 21, 1998, and is incorporated herein by reference.

   Item 12.  Security Ownership of Certain Beneficial Owners and Management
   ________________________________________________________________________

   Required information regarding Security Ownership of Certain Beneficial Owners and Management, including institutional investors owning more than 5% of the company's Common Stock, is set forth under the caption "Beneficial Ownership of Common Stock" on Pages 8-9 of the proxy statement issued in connection with the annual meeting of shareholders to be held April 21, 1998, and is incorporated herein by reference.

   Item 13.  Certain Relationships and Related Transactions
   ________________________________________________________

   Required information is set forth under the caption "Election of Directors" on Pages 4-7 of the proxy statement issued in connection with the annual meeting of shareholders to be held April 21, 1998, and is incorporated herein by reference.

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

          (4) Sixth Amendment Agreement dated August 31, 1997, to the amended and restated credit agreement as amended February 23, 1993, May 31, 1994, November 15, 1994, and
                    August 15, 1995, and August 31, 1996, between Timken and certain banks was filed with Form 10-Q for the period ended September 30, 1997, and is incorporated herein by reference.

          (4.1) Fifth Amendment Agreement dated August 31, 1996, to the amended and restated credit agreement as amended February 23, 1993, May 31, 1994, November 15, 1994, and
                    August 15, 1995, between Timken and certain banks was filed with Form 10-Q for the period ended September 30, 1996, and is incorporated herein by reference.

          (4.2) Fourth Amended Agreement dated August 15, 1995, to the amended and restated credit agreement as amended February 23, 1993, May 31,1994, and November 15, 1994,
                    between Timken and certain banks, was filed with Form 10-Q for the period ended September 30, 1995, and is incorporated herein by reference.

          (4.3) Third Amendment Agreement dated November 15, 1994, to the amended restated credit agreement as amended February 23, 1993, and May 31, 1994, between Timken and certain banks, was filed with Form 10-Q for the period ended September 30, 1995, and is incorporated herein by reference.

                                                                     21
          Listing of Exhibits (cont.)
          ___________________________

          (4.4) Second Amendment Agreement dated May 31, 1994, to the amended restated credit agreement as amended February 23, 1993, between Timken and certain banks, was filed with Form 10-Q for the period ended June 30, 1994, and is incorporated herein by reference.

          (4.5) First Amendment Agreement dated February 26, 1993, to the restated credit agreement as amended December 31, 1991, between Timken and certain banks was filed with Form 10-K for the period ended December 31, 1992, and is incorporated herein by reference.

          (4.6) Credit Agreement amended as of December 31, 1991, between Timken and certain banks was filed with Form 10-K for the period ended December 31, 1991, and is incorporated herein by reference.

          (4.7) Indenture dated as of July 1, 1990, between Timken and Ameritrust Company of New York, which was filed with Timken's Form S-3 registration statement dated July 12, 1990, and is incorporated herein by reference.

          (4.8) First Supplemental Indenture, dated as of July 24, 1996, by and between The Timken Company and Mellon Bank, N.A. was filed with Form 10-Q for the period ended September 30, 1996, and is incorporated herein by reference.

          (4.9) The company is also a party to agreements with respect to other long-term debt in total amount less than 10% of the registrant's consolidated total assets. The registrant agrees to furnish a copy of such agreements upon request.

                    Management Contracts and Compensation Plans
                    ___________________________________________

          (10) The Management Performance Plan of The Timken Company for Officers and Certain Management Personnel.

          (10.1) The form of Deferred Compensation Agreement entered into with Joseph F. Toot, Jr., W. R. Timken, Jr., R. L. Leibensperger and B. J. Bowling was filed with Form 10-Q for the period ended September 30, 1995, and is incorporated herein by reference.

          (10.2) The Timken Company 1996 Deferred Compensation Plan for officers and other key employees, was filed with Form 10-Q for the period ended September 30, 1995, and is incorporated herein by reference.

                                                                     22
     Listing of Exhibits (cont.)
     ___________________________

          (10.3) The Timken Company Long-Term Incentive Plan for officers and other key employees as amended and restated as of December 20, 1995, and approved by shareholders April 16, 1996, was filed as Appendix A to Proxy Statement dated March 6, 1996, and is incorporated herein by reference.

          (10.4) The 1985 Incentive Plan of The Timken Company for Officers and other key employees as amended through December 17, 1997.

          (10.5) The form of Severance Agreement entered into with all Executive Officers of the company was filed with Form 10-K for the period ended December 31, 1996, and is incorporated herein by reference. Each differs only only as to name and date executed.

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

                                                                     23
     Listing of Exhibits (cont.)
     ___________________________

          (10.11) The Amended and Restated Supplemental Pension Plan of The Timken Company as adopted March 16, 1998.

          (10.12) The form of The Timken Company Nonqualified Stock Option Agreement for nontransferable options as adopted on November 7, 1997.

          (10.13) The form of The Timken Company Nonqualified Stock Option Agreement for transferable options as adopted on November 7, 1997.

          (10.14)   The Consulting Agreement entered into with Joseph F.
                    Toot, Jr.

          (10.15) The form of The Timken Company Performance Share Agreement entered into with W. R. Timken, Jr.,
                    R. L. Leibensperger and B. J. Bowling.

          (13) Annual Report to Shareholders for the year ended December 31, 1997, (only to the extent expressly incorporated herein by reference).

          (21)      A list of subsidiaries of the registrant.

          (23)      Consent of Independent Auditors.

          (24)      Power of Attorney

          (27)      Financial Data Schedule

     (b)  Reports on Form 8-K:

          On February 6, 1998, the company filed a Form 8-K to report selected financial data.

     (c)  The exhibits are contained in a separate section of this report.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             THE TIMKEN COMPANY

By    /s/ W. R. Timken, Jr.                By    /s/ G. E. Little
      ________________________________       _____________________________
      W. R. Timken, Jr.                      G. E. Little
      Director and Chairman; President       Senior Vice President-Finance
      and Chief Executive Officer            Principal Financial and
                                             Accounting Officer)
Date          March 20, 1998             Date       March 20, 1998
      ________________________________        _____________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  /s/ Robert Anderson*                 By  /s/ John M. Timken, Jr.*
    ______________________________         ________________________________
    Robert Anderson       Director         John M. Timken, Jr.     Director
Date          March 20, 1998             Date          March 20, 1998
    ______________________________          _______________________________

By  /s/ Martin D. Walker*                By  /s/ W. J. Timken*
    ______________________________          _______________________________
    Martin D. Walker      Director          W. J. Timken           Director
Date          March 20, 1998             Date          March 20, 1998
    ______________________________          _______________________________

By  /s/ Stanley C. Gault*                By  /s/ Joseph F. Toot, Jr.*
    ______________________________          _______________________________
    Stanley C. Gault      Director          Joseph F. Toot, Jr.    Director
Date          March 20, 1998             Date          March 20, 1998
    ______________________________          _______________________________

By  /s/ J. Clayburn La Force, Jr.*       By  /s/ Charles H. West*
    ______________________________          _______________________________
    J. Clayburn La Force, Jr. Director      Charles H. West        Director
Date          March 20, 1998             Date          March 20, 1998
    ______________________________          _______________________________

By  /s/ Robert W. Mahoney*              By  /s/ Alton W. Whitehouse*
    ______________________________         _______________________________
    Robert W. Mahoney     Director         Alton W. Whitehouse    Director
Date          March 20, 1998            Date          March 20, 1998
    ______________________________         _______________________________


By  /s/ Jay A. Precourt*
    ______________________________     *By: /s/ G. E. Little
    Jay A. Precourt       Director          ______________________________
Date          March 20, 1998                G. E. Little, attorney-in-fact
    ______________________________          by authority of Power of
                                            Attorney filed as Exhibit 24
                                            hereto