Form 10-Q
period 1998-03-31
TIMKEN CO
filed 1998-05-14
CIK 98362

1.
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.   20549

                            FORM 10Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998.

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

                    YES    X      NO
                          ___         ___


Common shares outstanding at March 31, 1998, 62,123,841.

PART I.  FINANCIAL INFORMATION                                         2.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)


                                                    Mar. 31     Dec. 31
                                                      1998        1997
ASSETS                                             ----------  ----------
Current Assets                                     (Thousands of dollars)
Cash and cash equivalents.........................    $15,985      $9,824
Accounts receivable, less allowances,
(1998-$7,334; 1997-$7,003)........................    395,105     357,423
Deferred income taxes.............................     49,389      42,071
Inventories (Note 2) .............................    480,106     445,853
                                                   ----------  ----------
          Total Current Assets....................    940,585     855,171

Property, Plant and Equipment.....................  2,704,641   2,677,786
 Less allowances for depreciation.................  1,459,839   1,457,270
                                                   ----------  ----------
                                                    1,244,802   1,220,516

Costs in excess of net assets of acquired business,
less amortization, (1998-$24,628; 1997-$23,448)...    132,280     139,409
Deferred income taxes.............................     15,645      26,605
Other assets......................................     91,720      84,849
                                                   ----------  ----------
      Total Assets................................ $2,425,032  $2,326,550
                                                   ==========  ==========
LIABILITIES
Current Liabilities
Accounts payable and other liabilities............   $234,116    $253,033
Short-term debt and commercial paper..............    204,869     156,585
Accrued expenses..................................    170,587     157,343
                                                   ----------  ----------
          Total Current Liabilities...............    609,572     566,961

Noncurrent Liabilities
Long-term debt (Note 3) ..........................    239,814     202,846
Accrued pension cost..............................    112,225     103,061
Accrued postretirement benefits cost..............    390,161     389,749
Other noncurrent liabilities......................     35,140      31,857
                                                   ----------  ----------
          Total Noncurrent Liabilities............    777,340     727,513

Shareholders' Equity (Note 4)
Common stock......................................    294,357     321,069
Earnings invested in the business.................    786,911     749,033
Cumulative foreign currency translation adjustment    (43,148)    (38,026)
                                                   ----------  ----------
          Total Shareholders' Equity..............  1,038,120   1,032,076

      Total Liabilities and Shareholders' Equity.. $2,425,032  $2,326,550
                                                   ==========  ==========

PART I.  FINANCIAL INFORMATION                                            3.
Continued
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                           Three Months Ended
                                                           Mar. 31    Mar. 31
                                                            1998       1997
                                                           ------     ------
                                                       (Thousands of dollars,
                                                        except per share data)
Net sales.............................................   $707,381   $640,584
Cost of product sold..................................    533,015    489,155
                                                           ------     ------
   Gross Profit.......................................    174,366    151,429

Selling, administrative and general expenses..........     88,141     78,403
                                                           ------     ------
   Operating Income...................................     86,225     73,026

Interest expense......................................     (5,863)    (5,465)
Other income (expense)................................       (854)      (569)
                                                           ------     ------
   Income Before Income Taxes.........................     79,508     66,992
Provision for Income Taxes (Note 5)...................     30,372     25,926
                                                           ------     ------
   Net Income.........................................    $49,136    $41,066
                                                           ======     ======

   Earnings Per Share * .............................       $0.79      $0.66
   Earnings Per Share  - assuming dilution **........       $0.78      $0.64

   Dividends Per Share................................      $0.18     $0.165


*  Per average shares outstanding..................... 62,481,627 62,448,532
** Per average shares outstanding - assuming dilution. 63,331,559 63,383,258

PART I.  FINANCIAL INFORMATION Continued                                     4.

THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                           Three Months Ended
Cash Provided (Used)                                       Mar. 31     Mar. 31
                                                             1998        1997
                                                            ------      ------
OPERATING ACTIVITIES                                      (Thousands of dollars)
Net Income.............................................    $49,136     $41,066
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization.........................     33,756      33,205
 Provision (credit) for deferred income taxes..........      1,094      (6,194)
 Stock issued in lieu of cash to employee benefit plans     10,091       4,095
 Changes in operating assets and liabilities:
  Accounts receivable..................................    (38,721)    (35,269)
  Inventories and other assets.........................    (37,270)    (11,315)
  Accounts payable and accrued expenses................     13,506      29,365
  Foreign currency translation.........................        595        (233)
                                                            ------      ------
   Net Cash Provided by Operating Activities...........     32,187      54,720

INVESTING ACTIVITIES
 Purchases of property, plant and equipment - net......    (65,014)    (37,364)
 Purchase of subsidiaries..............................          0     (34,747)
                                                            ------      ------
   Net Cash Used by Investing Activities...............    (65,014)    (72,111)

FINANCING ACTIVITIES
 Cash dividends paid to shareholders...................    (11,258)     (8,939)
 Purchase of Treasury Shares...........................    (36,803)     (9,361)
 Payments on long-term debt............................    (23,108)          0
 Proceeds from issuance of long-term debt..............     38,228           0
 Short-term debt activity - net........................     71,714      41,742
                                                            ------      ------
   Net Cash Provided by Financing Activities...........     38,773      23,442

Effect of exchange rate changes on cash................        215        (419)

Increase in Cash and Cash Equivalents..................      6,161       5,632
Cash and Cash Equivalents at Beginning of Period.......      9,824       5,342
                                                            ------      ------
Cash and Cash Equivalents at End of Period.............    $15,985     $10,974
                                                            ======      ======

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                           5.

Note 1 -- Basis of Presentation
The accompanying consolidated condensed financial statements (unaudited) for The Timken Company (the "company") been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the company's annual report on Form 10-K for the year ended December 31, 1997.

Certain amounts for 1997 have been reclassified to conform with the 1998 presentation.

                                                            3/31/98     12/31/97
Note 2 -- Inventories                                       -------     -------
                                                          (Thousands of dollars)
Finished products                                          $157,849    $144,621
Work-in-process and raw materials                           284,887     264,784
Manufacturing supplies                                       37,370      36,448
                                                            -------     -------
                                                           $480,106    $445,853
                                                            =======     =======


Note 3 -- Long-term Debt                                    3/31/98     12/31/97
                                                            -------     -------
                                                          (Thousands of dollars)
7-1/2% State of Ohio Pollution Control
   Revenue Refunding Bonds, maturing on
   January 1, 2002.                                         $17,000     $17,000
State of Ohio Water Development Revenue
   Refunding Bond, maturing on May 1, 2007.
   The variable interest rate is tied to the
   bank's tax exempt weekly interest rate.
   The rate at March 31, 1998 is 3.70%.                       8,000       8,000
State of Ohio Air Quality and Water Development
   Revenue Refunding Bonds, maturing on
   June 1, 2001.  The variable interest rate
   is tied to the bank's tax exempt weekly
   interest rate.  The rate at March 31, 1998 is 3.70%.      21,700      21,700
State of Ohio Water Development Authority Solid Waste
   Revenue Bonds, maturing on July 2, 2032.
   The variable interest rate is tied to the bank's
   tax exempt weekly interest rate.  The rate at
    March 31, 1998 is 3.70%.                                 24,000      24,000
Fixed Rate Medium-Term Notes, Series A, due at
   various dates through January, 2028 with
   interest rates ranging from 6.20% to 9.10%.              167,000     153,000
Other                                                         3,892       2,766
                                                            -------     -------
                                                            241,592     226,466
Less:  Current Maturities                                     1,778      23,620
                                                            -------     -------
                                                           $239,814    $202,846
                                                            =======     =======

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                           6.
Continued
Note 4 -- Shareholders' Equity                  3/31/98  12/31/97
                                               --------  --------
                                             (Thousands of dollars)
Class I and Class II serial preferred stock
without par value:                                   $0        $0
   Authorized -- 10,000,000 shares each class
   Issued - none
Common Stock without par value:
   Authorized -- 200,000,000 shares
   Issued (including shares in treasury)
      1998 - 63,082,626 shares
      1997 - 63,082,626 shares
   Stated Capital                                53,064    53,064
   Other paid-in capital                        277,617   273,873
Less cost of Common Stock in treasury            36,324     5,868
      1998 - 958,784 shares
      1997 - 202,627 shares
                                               --------  --------
                                               $294,357  $321,069
                                               ========  ========

An analysis of the change in capital and earnings invested in the business is as follows:

                                              Common Stock         Earnings    Accumulated
                                                       Other       Invested      Other
                                             Stated   Paid-In      in the     Comprehensive  Treasury
                                             Capital  Capital      Business      Income        Stock      Total
                                             -------  --------     --------    ----------    --------   ---------
                                                                 (Thousands of dollars)
Balance December 31, 1997                    $53,064  $273,873     $749,033     ($38,026)     ($5,868) $1,032,076

Net Income                                                           49,136                                49,136
Foreign currency translation adjustment                                           (5,122)                  (5,122)
                                                                                                           ------
Total comprehensive income                                                                                 44,014

Dividends  - $.18 per share                                         (11,258)                              (11,258)
Stock Options, employee benefit and dividend
  reinvestment plans:                                    3,744                                (30,456)    (26,712)
  Treasury -(issued)/acquired  756,157 shares
                                             -------  --------     --------    ----------    --------   ---------
Balance March 31, 1998                       $53,064  $277,617     $786,911     ($43,148)    ($36,324) $1,038,120
                                             =======  ========     ========    ==========    ========   =========

PART I. NOTES TO FINANCIAL STATEMENTS                    7.
(Unaudited)  Continued

Note 5 -- Income Tax Provision          Three Months Ended
                                        Mar. 31     Mar. 31
                                         1998         1997
                                        ------      ------
                    U.S.              (Thousands of dollars)
                       Federal          $24,126     $19,449
                       State & Local      2,984       3,223
                    Foreign               3,262       3,254
                                         ------      ------
                                        $30,372     $25,926
                                         ======      ======

Taxes provided exceed the U.S. statutory rate primarily due to state and local taxes and losses without current tax benefits.

                                                            8.
Management's Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations

The Timken Company reported record sales and earnings for the first quarter of 1998. During the quarter, the company continued to pursue its growth strategies, which included developing new products and entering markets that offer profitable growth. The company also maintained its focus on continuous improvement, which helped it achieve margin improvement.

Demand for the company's products remained strong during the quarter. Plant utilization throughout the company was high with the majority of its facilities running at full levels. The company believes that customer demand for its products will remain strong in 1998 in both its bearing and steel businesses.

Net sales for the first quarter were $707.4 million, an increase of 10.4% above 1997's first quarter sales of $640.6 million.
Demand for the company's products was particularly strong in North America, Europe and Latin America.

Gross profit was $174.4 million (24.6% of net sales) in the first quarter of 1998, a 15.2% increase over the $151.4 million (23.6% of net sales) in 1997's first quarter. The higher sales volume and benefits related to the company's on-going continuous improvement efforts contributed to the higher profits. In addition, the company's bearing business realized the benefits from the additional hiring and associated training that occurred during the second half of 1997 to help meet the strong demand levels in the first quarter of 1998.

Selling, administrative, and general expenses were $88.1 million (12.5% of net sales) in the first quarter of 1998 compared to $78.4 million (12.2% of net sales) in 1997. These expenses increased, in part, due to the support required for the company's growth strategies, including higher expenses related to the integration of the company's more recent acquisitions. In addition, the expenses for the company's pay for performance plans were higher in the first quarter of 1998 as compared to the first quarter of 1997. These plans link pay directly to company performance levels.

Interest expense was $.4 million higher in the first quarter of 1998 compared to the year-ago period. This increase resulted from the higher average level of debt outstanding during the first quarter.

Bearing Business net sales were $462.8 million in the first quarter of 1998, an increase of $39.9 million compared to $422.9 million in the year-earlier period. Slightly over half of the higher sales were achieved in the domestic light truck, heavy truck, and industrial equipment markets. Sales in Europe, excluding the company's recent acquisitions, accounted for approximately 25% of the sales increase. The company's recent acquisitions accounted for approximately 13% of the sales volume

                                                             9.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

increase. The remaining sales volume increase occurred mainly in Latin America and the North American rail market. Although the Asia Pacific weakness continues, the impact of the economic problems there has not been strongly felt in the company's markets. The impact on the company's financial results has been minor.

Bearing Business operating income totaled a record $50.1 million in the first quarter of 1998 compared to $43.4 million in 1997's first quarter. The higher sales volume, improved sales mix, the business' continuous improvement efforts and the benefits from the additional hiring and training in the second half of 1997 contributed to the higher operating income for the Bearing Business in the first quarter.

On April 21, 1998, the company announced an additional $12 million investment in its Altavista, Virginia, bearing plant.
The $12 million expansion will help ensure adequate supply of the advanced manufactured bearings for the growing light truck and sport utility vehicle markets. This is the third capacity expansion at the Altavista facility since 1991 when the original plant was built.

Steel Business sales were $244.6 million in the first quarter of 1998 compared to $217.7 million recorded a year earlier. The company experienced strong demand for both alloy steel products and steel components in all markets. The Steel Business achieved double-digit sales increases in its precision steel components, alloy tubes and bars, and its service center business in the first quarter of 1998 versus the year earlier period. Most of the higher sales were achieved in the tube and bar markets.

During the first quarter the business performed at record levels and was able to meet strong customer demand by continuing to produce both steel tubes and bars at higher than expected levels with existing equipment.

Steel Business operating income in the first quarter of 1998 rose by $6.5 million to $36.1 million compared to $29.6 million in the year-earlier period. This increase resulted primarily from the higher sales volume and the business' continuous improvement initiatives, which resulted in lower manufacturing costs and new levels of output. The price of recycled scrap metal in the first quarter of 1998 was also higher than the year-ago period and partially offset the increase in operating income achieved through the higher sales and continuous improvement efforts.

The Steel Business is currently completing a $55 million rolling mill investment project at its Harrison Steel Plant in Canton, Ohio, which will help position the business to be a premier producer of high-quality, intermediate-size bars. It is anticipated that the new rolling mill will be operational by mid-1998. Start-up costs associated with bringing the new mill into production will slightly dampen operating income in the second

                                                              10.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

and third quarters of 1998.

On April 22,1998, the company announced tentative plans for a new steel tube mill that would expand its tubing product line. Plans are contingent upon completion of discussions with all key constituents. The facility would include state-of-the-art piercing, rolling and finishing operations designed to complement the company's existing piercing mills by expanding the wall thickness and size offerings. Timken seamless tubing is used in applications in a multitude of industries, including automotive, bearing and oil country. The location of the facility has not been determined.

The company's basic labor agreement with the United Steelworkers of America (AFL-CIO) at its Latrobe Steel subsidiary expired on May 3, 1998. When negotiations ended on May 6, 1998, approximately 450 production and maintenance associates at Latrobe Steel went on strike. The distribution and service portions of the business as well as manufacturing operations located in other communities were not affected. On May 9, 1998, the associates at Latrobe Steel ratified a new 3-year labor contract which ended the 3-day work stoppage. The work stoppage did not materially affect the company's 1998 financial performance.

Financial Condition

Total assets increased by $98.5 million from December 31, 1997. The increase resulted in part from higher accounts receivable and inventories required to support the higher demand levels. The $38.7 million increase in accounts receivable, as reflected in the Consolidated Condensed Statements of Cash Flows, relates primarily to the increase in sales. The number of days' sales in receivables at March 31, 1998, was lower compared to the year-end 1997 level. Inventories and other assets increased by $37.3 million compared to year-end 1997. The increase in inventories relates primarily to the higher level of activity, although the number of days supply in inventory increased from the December 31, 1997, level. The company continues to recognize the importance of cash flow by improving working capital usage, especially focusing on lowering inventory levels.

Debt of $444.7 million at the end of the first quarter of 1998 exceeded the $359.4 million at year-end 1997. During the three months ended March 31, 1998, cash was required to fund working capital and capital expansion and improvement needs, as well as for the purchase of shares under its previously announced 1996 common stock purchase plan. This plan was completed in April, 1998. The company expects debt to remain at current levels during 1998. Any future cash needs that exceed cash generated from operations will be met by short-term borrowing and issuance of medium-term notes. On April 24, 1998, the company's registration statement to register $300 million of medium-term

                                                           11.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

notes was declared effective by the Securities and Exchange
Commission.  On May 8, 1998, the company issued $100 million of
30-year notes, maturing on May 8, 2028, pursuant to this shelf registration. The notes have a coupon rate of 6.875%.

The 30% debt to total capital ratio was higher than the 25.8% at year-end 1997. Debt increased by $85.3 million during the first quarter of 1998; total shareholders' equity increased by $6 million. The increase in debt was required to meet the company's working capital needs, its capital expansion and improvement needs, and to help fund its purchase of shares under the 1996 common stock purchase plan.

Purchases of property, plant and equipment - net during the three months ended March 31, 1998, were $65.0 million compared to $37.4 million one year earlier. The company continues to invest in activities consistent with the strategies it is pursuing to achieve industry leadership positions. Further capital investments in technologies in the company's plants throughout the world and new acquisitions provide Timken with the opportunity to improve the company's competitiveness and meet the needs of its growing base of customers.

Other Information

The Timken Company has approached being year 2000 compliant using a defined methodology that includes assessment, strategy definition, development, test, integration and implementation components. Additionally, the company's corporate information systems department has instituted a corporate level reporting and tracking process that encompasses all Timken year 2000 project efforts world-wide. Through the use of this methodology over the past two years, the company is well into its year 2000 conversion effort. Based on current project plans, Timken is striving to have all of its critical systems year 2000 compliant by the last quarter of 1998. The costs associated with this project will not have a material effect on the company's financial position, results of operations or cash flows. The company's financial results are also dependent on the ability of its customers, suppliers and the government to become year 2000 compliant. The company is communicating with its customers and suppliers on this issue in an effort to minimize any potential year 2000 compliance impact.

On April 21, 1998, the Board of Directors declared a quarterly cash dividend of 18.0 cents per share payable June 1, 1998, to shareholders of record at the close of business on May 15, 1998.

On April 21, 1998, the company announced board approval of the 1998 common stock purchase plan. The company's 1996 common stock purchase plan had authorized the company to buy back, in the open market, up to two million shares of common stock to be held as treasury shares and used for benefit plans. The company has

                                                            12.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

purchased all of the two million shares authorized under the 1996 common stock purchase plan. The company's 1998 common stock purchase plan authorizes the company to buy, in the open market on the New York Stock Exchange or otherwise in connection with previously negotiated transactions, at prevailing market prices, up to four million shares of common stock, which are to be held as treasury shares and used for specific purposes. The company may exercise this authorization until December 31, 2001. Shares of common stock purchased pursuant to the 1998 common stock purchase plan can be used as follows: to fund qualified employee benefit plans maintained by the company and its direct and indirect wholly owned domestic subsidiaries; to satisfy the company's obligations under its equity-based incentive plans;
for use in making future acquisitions; and to deliver shares under existing and future equity-based compensation arrangements to associates and directors of the company and to associates of direct and indirect subsidiaries of the company.

The Timken Company has entered a tentative agreement with Phoenix Environmental Ltd. (PEL) to develop a byproduct processing facility near its Faircrest and Gambrinus Steel Plants in Canton. The facility will employ a newly patented process to convert byproducts of the steel and bearing manufacturing process to industrial materials. The facility will be constructed in three separate phases with Phase I construction scheduled to begin in June 1998. Timken is the first company to employ the patented PEL technology. The operation will convert byproducts of the manufacturing process, such as electric arc furnace dust, metal grindings, and scale from the steel pickling process, to magnetite, which is a form of iron oxide. This fully recyclable magnetite can be sold as a raw material to industrial manufacturers of blasting media, shingle granules, pigments and colorants for paint and concrete, and filler additives for plastics. This cost-efficient method of recycling will enable the company to reduce disposal costs associated with the listed waste materials.

Based on the Brazilian three-year cumulative inflation rate being below 100% and the company's evaluation of the Brazilian economy, in January 1998 the company began to consider Brazil a non-hyperinflated economy. The initial adjustment of $6 million to revalue Brazilian assets at current exchange rates was reflected as a reduction of other comprehensive income in the first quarter of 1998. Prospectively, exchange gains or losses on the conversion of net assets also will be reflected in other comprehensive income. Because of the trading relationship between the company and its Mexican subsidiary, the functional currency used for Mexico is the U.S. dollar. Accordingly, the evaluation of the economy in Mexico as hyperinflated does not impact the company's accounting for this subsidiary.

Effective in the first quarter 1998, the company adopted the American Institute of Certified Public Accountants Statement of

                                                            13.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP offers new guidance concerning the capitalization and/or expensing of costs associated with developing or obtaining internal use software. The adoption of this SOP did not have a material effect on the company's financial position, results of operations or cash flows.

The statements set forth in this document that are not historical in nature are forward-looking statements. The company cautions readers that actual results may differ materially from those projected or implied in forward-looking statements made by or on behalf of the company due to a variety of important factors, such as:

a) changes in world economic conditions. This includes, but is not limited to, the potential instability of governments and legal systems in countries in which the company conducts business, significant changes in currency valuations and the effects of year 2000 compliance.

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

e) the success of the company's operating plans, including its ability to achieve the benefits from its on-going continuous improvement programs, its ability, along with that of its customers and suppliers, to update computer systems to be year 2000 compliant; its ability to integrate acquisitions into company operations, the ability of recently acquired companies to achieve satisfactory operating results and the company's ability to maintain appropriate relations with unions that represent company associates in certain locations in order to avoid disruptions of business.

f) unanticipated litigation, claims or assessments. This includes, but is not limited to, claims or problems related to product warranty and environmental issues.

                                                            14.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

g) changes in worldwide financial markets to the extent they affect the company's ability or costs to raise capital, have an impact on the overall performance of the company's pension fund investments and cause changes in the economy which affect customer demand.

Part II.  OTHER INFORMATION                                  15.

Item 1.   Legal Proceedings

           Not applicable.

Item 2.   Changes in Securities

           Not applicable.

Item 3.   Defaults Upon Senior Securities

           Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

           (1) The Board of Directors recommended the three individuals set forth below be elected Directors in Class I at the 1998 Annual Meeting of Shareholders of The Timken Company held on April 21, 1998, to serve a term of three years expiring at the Annual Meeting in 2001 (or until their respective successors are elected and qualified). All three individuals had been previously elected as Directors by the shareholders and were re-elected at the 1998 meeting.

                                     Affirmative          Withheld

                Ward J. Timken       57,537,213            499,155
                Martin D. Walker     57,540,156            496,212
                Charles H. West      57,516,706            519,662

Item 5.   Other Information

           Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

           (a).  Exhibits

                 4 Indenture dated as of April 24, 1998, between The Timken Company and The Bank of New York, which was filed with The Timken Company's Form S-3 registration statement which became effective April 24, 1998, and is incorporated herein by reference.

                 10 The form of The Timken Company Nonqualified Stock Option Agreement for nontransferable options as adopted on April 21, 1998.

                 10.1 The form of The Timken Company Nonqualified Stock Option Agreement for transferable options as adopted on April 21, 1998.

                 10.2 The Timken Company Deferral of Stock Option Gains Plan effective as of April 21, 1998.

                 11     Computation of Per Share Earnings

                 12     Computation of Ratio of Earnings to Fixed Charges

                 27     Financial Data Schedule


           (b).  Reports on Form 8-K

                 On May 7, 1998, the company filed a Form 8-K discussing the strike of production and maintenance associates at Latrobe Steel Company, a wholly owned subsidiary of the company. The strike took effect late on May 6, 1998.

                 On May 11, 1998, the company filed a Form 8-K discussing the ratification of the new three-year labor contract on May 9, 1998 for associates at Latrobe Steel Company, which ended the strike that began on May 6, 1998.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       The Timken Company
                                  _______________________________


Date       May 14, 1998            BY   /s/ W. R. Timken, Jr.
      ________________________    _______________________________
                                   W. R. Timken, Jr.,
                                   Director and Chairman;
                                   President and Chief Executive
                                   Officer


Date       May 14, 1998            BY   /s/ G. E. Little
      ________________________    _______________________________
                                   G. E. Little
                                   Senior Vice President - Finance