Form 10-Q
period 1998-06-30
TIMKEN CO
filed 1998-08-13
CIK 98362

1.
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.   20549

                            FORM 10Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998.

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

                    YES    X      NO
                          ___         ___


Common shares outstanding at June 30, 1998, 62,337,673.

PART I.  FINANCIAL INFORMATION                                             2.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)


                                                      June 30       Dec. 31
                                                        1998          1997
ASSETS                                               ----------    ----------
Current Assets                                        (Thousands of dollars)
Cash and cash equivalents.........................      $22,103        $9,824
Accounts receivable, less allowances,
(1998-$7,816; 1997-$7,003)........................      383,431       357,423
Deferred income taxes.............................       46,780        42,071
Inventories (Note 2) .............................      488,058       445,853
                                                     ----------    ----------
          Total Current Assets....................      940,372       855,171

Property, Plant and Equipment.....................    2,766,076     2,677,786
 Less allowances for depreciation.................    1,486,667     1,457,270
                                                     ----------    ----------
                                                      1,279,409     1,220,516

Costs in excess of net assets of acquired business,
less amortization, (1998-$26,113; 1997-$23,448)...      149,898       139,409
Deferred income taxes.............................       19,807        26,605
Other assets......................................       80,285        84,849
                                                     ----------    ----------
      Total Assets................................   $2,469,771    $2,326,550
                                                     ==========    ==========

LIABILITIES
Current Liabilities
Accounts payable and other liabilities............     $239,706      $253,033
Short-term debt and commercial paper..............      118,738       156,585
Accrued expenses..................................      143,599       157,343
                                                     ----------    ----------
          Total Current Liabilities...............      502,043       566,961

Noncurrent Liabilities
Long-term debt (Note 3) ..........................      339,759       202,846
Accrued pension cost..............................      124,719       103,061
Accrued postretirement benefits cost..............      390,242       389,749
Other noncurrent liabilities......................       49,417        31,857
                                                     ----------    ----------
          Total Noncurrent Liabilities............      904,137       727,513

Shareholders' Equity (Note 4)
Common stock......................................      296,184       321,069
Earnings invested in the business.................      814,396       749,033
Accumulated other comprehensive income............      (46,989)      (38,026)
                                                     ----------    ----------
          Total Shareholders' Equity..............    1,063,591     1,032,076

      Total Liabilities and Shareholders' Equity..   $2,469,771    $2,326,550
                                                     ==========    ==========

PART I.  FINANCIAL INFORMATION Continued                                                                  3.

THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                           Six Months Ended            Three Months Ended
                                                         June 30       June 30        June 30       June 30
                                                          1998          1997           1998          1997
                                                        ---------     ---------       -------       -------
                                                           (Thousands of dollars, except per share data)
Net sales............................................. $1,409,128    $1,316,587      $701,747      $676,003
Cost of product sold..................................  1,070,020       999,578       537,005       510,423
                                                        ---------     ---------       -------       -------
   Gross Profit.......................................    339,108       317,009       164,742       165,580

Selling, administrative and general expenses..........    178,041       163,245        89,900        84,842
                                                        ---------     ---------       -------       -------
   Operating Income...................................    161,067       153,764        74,842        80,738

Interest expense......................................    (12,470)      (11,053)       (6,607)       (5,588)
Other income (expense)................................     (7,627)       (1,718)       (6,773)       (1,149)
                                                        ---------     ---------       -------       -------
   Income Before Income Taxes.........................    140,970       140,993        61,462        74,001
Provision for Income Taxes (Note 5)...................     53,145        54,987        22,773        29,061
                                                        ---------     ---------       -------       -------
   Net Income.........................................    $87,825       $86,006       $38,689       $44,940
                                                        =========     =========       =======       =======

   Earnings Per Share * ..............................      $1.41         $1.37         $0.62         $0.72
   Earnings Per Share  - assuming dilution **.........      $1.39         $1.35         $0.61         $0.70

   Dividends Per Share................................      $0.36         $0.33         $0.18        $0.165


*  Per average shares outstanding..................... 62,379,675    62,616,397    62,213,764    62,751,517
** Per average shares outstanding - assuming dilution. 63,287,712    63,810,385    63,179,905    64,198,860

PART I.  FINANCIAL INFORMATION Continued                                     4.

THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                            Six Months Ended
Cash Provided (Used)                                       June 30     June 30
                                                             1998        1997
                                                           -------     -------
OPERATING ACTIVITIES                                      (Thousands of dollars)
Net Income.............................................    $87,825     $86,006
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization.........................     69,003      66,753
 Credit for deferred income taxes......................       (383)     (7,184)
 Stock issued in lieu of cash to employee benefit plans     18,989      12,496
 Changes in operating assets and liabilities:
  Accounts receivable..................................    (27,541)    (54,081)
  Inventories and other assets.........................    (55,230)    (17,147)
  Accounts payable and accrued expenses................     18,662      21,913
  Foreign currency translation.........................      1,034        (305)
                                                           -------     -------
   Net Cash Provided by Operating Activities               112,359     108,451

INVESTING ACTIVITIES
 Purchases of property, plant and equipment - net......   (133,107)    (70,687)
 Purchase of subsidiaries..............................          0     (36,515)
                                                           -------     -------
   Net Cash Used by Investing Activities...............   (133,107)   (107,202)

FINANCING ACTIVITIES
 Cash dividends paid to shareholders...................    (22,462)    (17,915)
 Purchase of Treasury Shares...........................    (43,875)     (9,361)
 Payments on long-term debt............................    (23,190)       (125)
 Proceeds from issuance of long-term debt..............    138,272           0
 Short-term debt activity - net........................    (15,645)     31,189
                                                           -------     -------
   Net Cash Provided by Financing Activities...........     33,100       3,788

Effect of exchange rate changes on cash................        (73)       (473)

Increase in Cash and Cash Equivalents..................     12,279       4,564
Cash and Cash Equivalents at Beginning of Period.......      9,824       5,342
                                                           -------     -------
Cash and Cash Equivalents at End of Period.............    $22,103      $9,906
                                                           =======     =======

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                           5.

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

Certain amounts for 1997 have been reclassified to conform with the 1998 presentation.

                                                          6/30/98    12/31/97
Note 2 -- Inventories                                     -------    --------
                                                         (Thousands of dollars)
Finished products                                        $156,476    $144,621
Work-in-process and raw materials                         294,116     264,784
Manufacturing supplies                                     37,466      36,448
                                                          -------     -------
                                                         $488,058    $445,853
                                                          =======     =======


Note 3 -- Long-term Debt                                  6/30/98    12/31/97
                                                          -------    --------
                                                         (Thousands of dollars)
7-1/2% State of Ohio Pollution Control
   Revenue Refunding Bonds, maturing on
   January 1, 2002.                                       $17,000     $17,000
State of Ohio Water Development Revenue
   Refunding Bond, maturing on May 1, 2007.
   The variable interest rate is tied to the
   bank's tax exempt weekly interest rate.
   The rate at June 30, 1998 is 3.60%.                      8,000       8,000
State of Ohio Air Quality and Water Development
   Revenue Refunding Bonds, maturing on
   June 1, 2001.  The variable interest rate
   is tied to the bank's tax exempt weekly
   interest rate.  The rate at June 30, 1998 is 3.60%.     21,700      21,700
State of Ohio Water Development Authority Solid Waste
   Revenue Bonds, maturing on July 2, 2032.  The
   variable interest rate is tied to the bank's
   tax exempt weekly interest rate.  The rate at
   June 30, 1998 is 3.55%.                                 24,000      24,000
Fixed Rate Medium-Term Notes, Series A, due at
   various dates through May, 2028 with
   interest rates ranging from 6.20% to 9.10%.            267,000     153,000
Other                                                       3,854       2,766
                                                          -------     -------
                                                          341,554     226,466
Less:  Current Maturities                                   1,795      23,620
                                                          -------     -------
                                                         $339,759    $202,846
                                                          =======     =======

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                            6.
Continued
Note 4 -- Shareholders' Equity                  6/30/98  12/31/97
                                                -------  --------
Class I and Class II serial preferred stock  (Thousands of dollars)
without par value:
   Authorized --   10,000,000 shares each class
   Issued - none                                      $0        $0
Common Stock without par value:
   Authorized -- 200,000,000 shares
   Issued (including shares in treasury)
      1998 - 63,082,626 shares
      1997 - 63,082,626 shares
   Stated Capital                                 53,064    53,064
   Other paid-in capital                         268,488   273,873
Less cost of Common Stock in treasury
      1998 - 744,953 shares
      1997 - 202,627 shares                       25,368     5,868
                                                --------  --------
                                                $296,184  $321,069
                                                ========  ========

An analysis of the change in capital and earnings invested in the business is as follows:

                                                  Common Stock       Earnings    Accumulated
                                                           Other     Invested       Other
                                                 Stated   Paid-In     in the    Comprehensive  Treasury
                                                Capital   Capital    Business      Income        Stock      Total
                                                -------   --------   --------    ----------    ---------  ----------
                                                                     (Thousands of dollars)
Balance December 31, 1997                       $53,064   $273,873   $749,033     ($38,026)     ($5,868)  $1,032,076

Net Income                                                             87,825                                 87,825
Foreign currency translation adjustment                                             (8,963)                   (8,963)
                                                                                                              ------
Total comprehensive income                                                                                    78,862

Dividends  - $.36 per share                                           (22,462)                               (22,462)
Stock Options, employee benefit and dividend
  reinvestment plans:                                       (5,385)                             (19,500)     (24,885)
    Treasury -(issued)/acquired (213,831) shares
                                                -------   --------   --------    ----------    ---------  ----------
Balance June 30, 1998                           $53,064   $268,488   $814,396     ($46,989)    ($25,368)  $1,063,591
                                                =======   ========   ========    ==========    =========  ==========

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                        7.
Continued

Note 5 -- Income Tax Provision        Six Months Ended   Three Months Ended
                                      June 30  June 30    June 30  June 30
                                        1998     1997       1998     1997
                                      -------  -------    -------  -------
                    U.S.                      (Thousands of dollars)
                       Federal        $41,530  $40,693    $17,404  $21,244
                       State & Local    5,170    7,424      2,186    4,201
                    Foreign             6,445    6,870      3,183    3,616
                                      -------  -------    -------  -------
                                      $53,145  $54,987    $22,773  $29,061
                                      =======  =======    =======  =======

Taxes provided exceed the U.S. statutory rate primarily due to state and local taxes and losses without current tax benefits.

                                                            8.
Management's Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations

The Timken Company reported increased sales for the second quarter and first six months of 1998. Net sales for the second quarter were $701.7 million, an increase of 3.8% above 1997's second quarter sales of $676 million. Demand for the company's products remained strong in North America, Europe and Latin America; however, the company experienced some softening of demand in certain market segments. The General Motors strike reduced sales in June and continued to impact sales in the third quarter.

Gross profit was $164.7 million (23.5% of net sales) in the second quarter of 1998, compared to $165.6 million (24.5% of net sales) in 1997's second quarter. The decline in gross profit in the second quarter of 1998 was due in part to lower-margin sales, steel plant start-up costs and operational complications stemming from electrical power outages in the company's Ohio steel plants. Plant utilization throughout the company remained high with the majority of its facilities running at full levels; however, electrical power outages temporarily suspended operations at the company's Faircrest Steel Plant in late June. Also, during July, a transformer malfunction at the Faircrest plant and another power outage curtailed melt operations and will affect third quarter operations.

Selling, administrative, and general expenses were $89.9 million (12.8% of net sales) in the second quarter of 1998 compared to $84.8 million (12.6% of net sales) in 1997. As a percent of net sales, the company maintained a level of spending comparable to last year's despite higher targeted spending related to initiatives to increase the growth rate of the company, increased new product development costs and higher expense related to improvements in computer systems.

Interest expense was $1 million higher in the second quarter of 1998 compared to the year-ago period. This increase resulted from the higher average level of debt outstanding during the second quarter.

The increase in other expense relates primarily to the disposal of certain fixed assets resulting from a company-initiated internal fixed asset review that is conducted approximately every five years. The review was begun in the second quarter and is expected to be completed in the third quarter. "Other income (expense)" also includes foreign currency losses related to the company's newly acquired Romanian subsidiary.

Bearing Business net sales were $469.8 million in the second quarter of 1998, up 5.6% over the $444.9 million recorded in the year-earlier period. North American automotive and heavy- and light-truck bearing sales were strong, accounting for over 65% of the sales increase, despite the effect of the General Motors

                                                            9.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

strike, which reduced bearing sales in June. Sales to rail car manufacturers were up more than 50%. European economic activity is encouraging; however, the company's increase in sales in Europe, excluding recent acquisitions, represented less than 5% of the quarter-to-quarter increase. The company's recent acquisitions accounted for approximately 24% of the increase in bearing sales volume. Industrial and aftermarket sales in Europe were weaker. Sales in Latin America in the second quarter continued at a good pace but remained relatively constant with the year-earlier period. The economic problems in Asia have begun to affect other markets around the world. Sales to the company's Asia Pacific customers in the second quarter of 1998 were down by more than $8 million compared to the year-ago quarter. The sustained trend of economic problems in Asia is of concern, particularly as the continuing weakness of Asian currencies begins to affect the ability of U.S. companies to compete effectively in those markets.

Bearing Business operating income was down 3.4% in the second quarter of 1998 to $45.6 million from $47.2 million in 1997's second period. A less favorable sales mix and actions taken to control inventories contributed to the reduction in operating income. In addition, lower bearing sales in Asia Pacific markets hurt operating income by about $4 million in the second quarter. The Bearing Business also experienced increased manufacturing costs related to the sourcing of certain products from higher cost capacity outside the U.S. This is expected to have a short-term impact on profits and should improve in the last half of the year.

In May, the company completed the acquisition of Bearing Repair Specialists, an industrial bearing repair business in South Bend, Indiana. Bearing Repair Specialists reconditions or modifies a wide variety of bearing types for industrial customers in the United States and Canada. The newly acquired facility, which employs 25 people and consists of approximately 40,000 square feet, will operate as a new plant in the company's U.S. bearing operations.

In April 1998, the company announced plans for a $12 million expansion at its Altavista Bearing Plant in Virginia. Growing demand in light truck and sport utility vehicle markets prompted the plant's third expansion since it was built in 1991. The new investment will increase production capacity at the plant by about twenty-five percent.

Steel Business net sales were $231.9 million in the second quarter of 1998 compared to $231.1 million recorded a year earlier. Demand remains strong in the automotive and industrial segments; however, manufacturers and distributors in the oil and service center markets are adjusting inventories, which is softening demand for some products. The effect of the General Motors strike on the second quarter was minimal as capacity was

                                                            10.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

shifted from General Motors' orders to other customers. The order book for Timken steel looks promising through year-end, providing the General Motors strike impact is not prolonged.

Steel Business operating income in the second quarter of 1998 was $29.3 million, down 12.5% from $33.5 million in last year's corresponding period. The decrease was due in part to a less favorable sales mix and electricity supply interruptions which increased electrical costs by about $1 million and resulted in $1.5 million of lost sales in the second quarter of 1998. In addition, the Steel Business incurred expense of over $5 million related to the startup of its new $55 million rolling mill at the Harrison Steel Plant in Canton, Ohio, and its new $15 million profile ring mill at the Parts Business's Tryon Peak Plant in North Carolina. The General Motors strike began affecting operating performance late in June. The startup of the new rolling mill has gone exceptionally well and product from the new mill has exceeded expectations with regard to straightness and surface quality. The Steel Business expects that these planned increased costs will be offset in the last half of the year by manufacturing cost reductions achieved as a result of the new equipment.

In July, the Steel Business experienced a transformer malfunction which halted melting operations at its Faircrest plant for seventeen days. As a result, the company's melting capacity will be reduced by about 10% in the third quarter of 1998. The impact of the equipment failure was minimized by moving up maintenance shutdowns scheduled later in the year and by aggressively reducing in-process inventory that was higher than desired. Melting operations were also shut down for six hours during one day in July due to an electricity supply interruption that was precipitated by unusually hot summer weather. Third quarter operating results will be affected by the General Motors strike and additional planned start-up costs related to its new Harrison Steel Plant rolling mill. The company estimates the total effect of these events on operating income will be approximately $15 million in the third quarter.

On April 22, 1998, the company announced tentative plans for a new $110 million steel tube mill that would expand its tubing product line. Plans are contingent upon completion of discussions with all key constituents. The facility would include state-of-the-art piercing, rolling and finishing operations designed to complement the company's existing piercing mills by expanding the wall thickness and size offerings. Timken seamless tubing is used in applications in many industries, including automotive, bearing and oil country. The location of the facility has not been determined. The company has met several times with representatives of the local, district and international offices of the United Steelworkers of America, AFL-CIO, to develop a labor agreement to place the Canton area in the running as a potential site for the company's proposed tube mill.

                                                            11.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

The discussions have not resulted in a mutually acceptable agreement. It is still possible for the company and union to reach an agreement that would keep Canton on the short list of potential sites. But there are no further discussions scheduled at this time.

Financial Condition

Total assets increased by $143.2 million from December 31, 1997. The increase resulted in part from higher accounts receivable and inventories required to support the higher demand levels, and increased investment in property, plant and equipment. The $27.5 million increase in accounts receivable, as reflected in the Consolidated Condensed Statements of Cash Flows, relates primarily to the increase in sales. The number of days' sales in receivables at June 30, 1998, was about one day lower than the year-end 1997 level. Inventories and other assets increased by $55.2 million compared to year-end 1997. The increase in inventories relates in part to the higher level of activity. The number of days supply in inventory increased by about 5 days over the 112 days' inventory at December 31, 1997. Bearing Business inventory at June 30, 1998, remained relatively constant with year-end 1997 levels. The Steel Business added to inventory in order to maintain an uninterrupted supply of products to customers during the start-up of its new rolling mill. Steel inventory was increased also to help offset the potential impact of a work stoppage at its Latrobe Steel subsidiary that ultimately lasted for only three days in May.

The decline in accrued expenses from $157.3 million at year-end
1997 to $143.6 million at the end of the second quarter resulted primarily from the June payment of income taxes.

Debt increased to $458.5 million at the end of the second quarter of 1998 compared to $359.4 million at year-end 1997. During the six months ended June 30, 1998, cash was required to fund working capital and capital expansion and improvement needs, as well as for the purchase of shares under its previously announced 1996 and 1998 common stock purchase plans. Any future cash needs that exceed cash generated from operations will be met by short-term borrowing and issuance of medium-term notes.

On April 24, 1998, the company's registration statement to register $300 million of medium-term notes was declared effective by the Securities and Exchange Commission. On May 8, 1998, the company issued $100 million of 30-year notes, maturing on May 8, 2028, pursuant to this shelf registration. The notes have a coupon rate of 6.875%.

The 30.1% debt to total capital ratio at June 30, 1998, was higher than the 25.8% at year-end 1997. Debt increased by $99.1 million during the first six months of 1998; total shareholders' equity increased by $31.5 million. The increase in debt was

                                                            12.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

required to meet the company's working capital needs, its capital expansion and improvement needs, and to help fund its purchase of shares under the 1996 and 1998 common stock purchase plans.

"Purchases of property, plant and equipment - net" during the six months ended June 30, 1998, were $133.1 million compared to $70.7 million one year earlier. The company continues to invest in activities consistent with the strategies it is pursuing to achieve industry leadership positions. Further capital investments in technologies in the company's plants throughout the world and new acquisitions provide Timken with the opportunity to improve the company's competitiveness and meet the needs of its growing base of customers.

Other Information

The Timken Company has approached being year 2000 compliant using a defined methodology that includes assessment and inventory, strategy definition, remediation, test, integration and implementation components. This program encompasses all Timken business systems, manufacturing and distribution systems, technical architecture, end-user computing, and the company's supplier base. Additionally, the company's corporate information systems department has instituted a corporate level reporting and tracking process that encompasses all Timken year 2000 project efforts world-wide. Through the use of this methodology over the past two years, the company is well into its year 2000 conversion effort. Current project plans call for Timken to have all of its critical systems year 2000 compliant by the last quarter of 1998. Although the company plans to meet this projected completion date, it can provide no assurances that all of its year 2000 efforts will be successful. The costs associated with Timken's total year
2000 conversion efforts will not have a material effect on the company's financial position, results of operations or cash flows. The company's financial results are also dependent on the ability of its customers, suppliers and the government to become year 2000 compliant. The company has implemented a structured plan to communicate with its customers and suppliers on this issue in an effort to minimize any potential year 2000 compliance impact; however, it is not possible to guarantee their compliance. The company will be finalizing all financial and operating contingency plans during the first half of 1999.

On August 7, 1998, the Board of Directors declared a quarterly cash dividend of 18 cents per share payable September 8, 1998, to shareholders of record at the close of business on August 21, 1998.

On April 21, 1998, the company announced board approval of the 1998 common stock purchase plan. The company's 1996 common stock purchase plan had authorized the company to buy back, in the open market, up to two million shares of common stock to be held as

                                                            13.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

treasury shares and used for benefit plans. The company has purchased all of the two million shares authorized under the 1996 common stock purchase plan. The company's 1998 common stock purchase plan authorizes the company to buy, in the open market on the New York Stock Exchange or otherwise in connection with privately negotiated transactions, at prevailing market prices, up to four million shares of common stock, which are to be held as treasury shares and used for specific purposes. The company may exercise this authorization until December 31, 2001. Shares of common stock purchased pursuant to the 1998 common stock purchase plan can be used as follows: to fund qualified employee benefit plans maintained by the company and its direct and indirect wholly owned domestic subsidiaries; to satisfy the company's obligations under its equity-based incentive plans;
for use in making future acquisitions; and to deliver shares under existing and future equity-based compensation arrangements to associates and directors of the company and to associates of direct and indirect subsidiaries of the company.

Based on the Brazilian three-year cumulative inflation rate being below 100% and the company's evaluation of the Brazilian economy, in January 1998 the company began to consider Brazil a non-hyperinflated economy. The initial adjustment of $6 million to revalue Brazilian assets at current exchange rates was reflected as a reduction of other comprehensive income in the first quarter of 1998. Prospectively, exchange gains or losses on the conversion of net assets also will be reflected in other comprehensive income. Because of the trading relationship between the company and its Mexican subsidiary, the functional currency used for Mexico is the U.S. dollar. Accordingly, the evaluation of the economy in Mexico as hyperinflated does not impact the company's accounting for this subsidiary. The company's recently acquired Romanian subsidiary is considered to be operating in a highly inflationary economy and therefore, foreign currency gains and losses resulting from transactions and the translation of financial statements are included in the results of operations.

Effective in the first quarter 1998, the company adopted the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP offers new guidance concerning the capitalization and/or expensing of costs associated with developing or obtaining internal use software. The adoption of this SOP did not have a material effect on the company's financial position, results of operations or cash flows.

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

                                                            14.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

a) changes in world economic conditions. This includes, but is not limited to, the potential instability of governments and legal systems in countries in which the company conducts business, significant changes in currency valuations, the implementation of the Euro and the effects of year 2000 compliance.

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

                                                            15.
Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

          Not applicable.

Item 2.  Changes in Securities

          Not applicable.

Item 3.  Defaults Upon Senior Securities

          Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

          Not applicable.

Item 5.  Other Information

          Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

          (a).  Exhibits

               4 Credit Agreement dated as of July 10, 1998 among The Timken Company, as Borrower, Various Financial Institutions, as Banks, and Keybank National
                    Association, as Agent

               11   Computation of Per Share Earnings

               12   Computation of Ratio of Earnings to Fixed Charges

               27   Financial Data Schedule

                                                              16.
                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         The Timken Company
                                  _______________________________


Date       August 13, 1998         BY   /s/ W. R. Timken, Jr.
      ________________________    _______________________________
                                   W. R. Timken, Jr.,
                                   Director and Chairman;
                                   President and Chief Executive
                                   Officer


Date       August 13, 1998         BY   /s/ G. E. Little
      ________________________    _______________________________
                                   G. E. Little
                                   Senior Vice President - Finance