Form 10-Q
period 1998-09-30
TIMKEN CO
filed 1998-11-12
CIK 98362

1.
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.   20549

                            FORM 10Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998.

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

                    YES    X      NO
                          ___         ___


Common shares outstanding at September 30, 1998, 62,112,808.

PART I.  FINANCIAL INFORMATION                                             2.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)


                                                      Sep. 30       Dec. 31
                                                        1998          1997
ASSETS                                               ----------    ----------
Current Assets                                        (Thousands of dollars)
Cash and cash equivalents.........................      $18,906        $9,824
Accounts receivable, less allowances,
(1998-$8,222; 1997-$7,003)........................      357,527       357,423
Deferred income taxes.............................       43,990        42,071
Inventories (Note 2) .............................      510,629       445,853
                                                     ----------    ----------
          Total Current Assets....................      931,052       855,171

Property, Plant and Equipment.....................    2,726,977     2,677,786
 Less allowances for depreciation.................    1,426,225     1,457,270
                                                     ----------    ----------
                                                      1,300,752     1,220,516

Costs in excess of net assets of acquired business,
less amortization, (1998-$27,436; 1997-$23,448)...      145,938       139,409
Deferred income taxes.............................       10,917        26,605
Other assets......................................       78,040        84,849
                                                     ----------    ----------
      Total Assets................................   $2,466,699    $2,326,550
                                                     ==========    ==========

LIABILITIES
Current Liabilities
Accounts payable and other liabilities............     $224,374      $253,033
Short-term debt and commercial paper..............      138,668       156,585
Accrued expenses..................................      136,210       157,343
                                                     ----------    ----------
          Total Current Liabilities...............      499,252       566,961

Noncurrent Liabilities
Long-term debt (Note 3) ..........................      340,179       202,846
Accrued pension cost..............................      126,051       103,061
Accrued postretirement benefits cost..............      391,031       389,749
Other noncurrent liabilities......................       45,908        31,857
                                                     ----------    ----------
          Total Noncurrent Liabilities............      903,169       727,513

Shareholders' Equity (Note 4)
Common stock......................................      292,263       321,069
Earnings invested in the business.................      816,791       749,033
Accumulated other comprehensive income............      (44,776)      (38,026)
                                                     ----------    ----------
          Total Shareholders' Equity..............    1,064,278     1,032,076

      Total Liabilities and Shareholders' Equity..   $2,466,699    $2,326,550
                                                     ==========    ==========

PART I.  FINANCIAL INFORMATION Continued                                                                  3.

THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                           Nine Months Ended            Three Months Ended
                                                         Sep. 30       Sep. 30        Sep. 30       Sep. 30
                                                          1998          1997           1998          1997
                                                        ---------     ---------       -------       -------
                                                           (Thousands of dollars, except per share data)
Net sales............................................. $2,025,976    $1,946,487      $616,848      $629,900
Cost of product sold..................................  1,566,895     1,488,876       496,875       489,298
                                                        ---------     ---------       -------       -------
   Gross Profit.......................................    459,081       457,611       119,973       140,602

Selling, administrative and general expenses..........    263,345       245,083        85,304        81,838
                                                        ---------     ---------       -------       -------
   Operating Income...................................    195,736       212,528        34,669        58,764

Interest expense......................................    (19,109)      (16,295)       (6,639)       (5,242)
Other income (expense)................................    (10,400)       (1,290)       (2,773)          428
                                                        ---------     ---------       -------       -------
   Income Before Income Taxes.........................    166,227       194,943        25,257        53,950
Provision for Income Taxes (Note 5)...................     64,829        71,147        11,684        16,160
                                                        ---------     ---------       -------       -------
   Net Income.........................................   $101,398      $123,796       $13,573       $37,790
                                                        =========     =========       =======       =======

   Earnings Per Share * ..............................      $1.63         $1.97         $0.22         $0.60
   Earnings Per Share  - assuming dilution **.........      $1.61         $1.93         $0.22         $0.59

   Dividends Per Share................................     $0.540        $0.495        $0.180        $0.165


*  Per average shares outstanding..................... 62,353,218    62,727,242    62,303,033    62,977,635
** Per average shares outstanding - assuming dilution. 63,036,445    64,073,870    62,536,641    64,582,843

PART I.  FINANCIAL INFORMATION Continued                                     4.

THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                            Nine Months Ended
Cash Provided (Used)                                       Sep. 30     Sep. 30
                                                             1998        1997
                                                           -------     -------
OPERATING ACTIVITIES                                      (Thousands of dollars)
Net Income.............................................   $101,398    $123,796
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization.........................    104,068     100,208
 Provision (credit) for deferred income taxes..........     10,106     (14,901)
 Stock issued in lieu of cash to employee benefit plans     46,592      14,167
 Changes in operating assets and liabilities:
  Accounts receivable..................................        583     (41,068)
  Inventories and other assets.........................    (69,921)    (25,489)
  Accounts payable and accrued expenses................     (8,755)     39,104
  Foreign currency translation.........................      1,477        (597)
                                                           -------     -------
   Net Cash Provided by Operating Activities               185,548     195,220

INVESTING ACTIVITIES
 Purchases of property, plant and equipment - net......   (181,352)   (129,910)
 Purchase of subsidiaries..............................          0     (41,812)
                                                           -------     -------
   Net Cash Used by Investing Activities...............   (181,352)   (171,722)

FINANCING ACTIVITIES
 Cash dividends paid to shareholders...................    (33,640)    (28,307)
 Purchase of Treasury Shares...........................    (75,398)    (10,839)
 Payments on long-term debt............................    (23,257)    (29,971)
 Proceeds from issuance of long-term debt..............    139,583      24,000
 Short-term debt activity - net........................     (2,161)     48,810
                                                           -------     -------
   Net Cash Provided by Financing Activities...........      5,127       3,693

Effect of exchange rate changes on cash................       (241)       (697)

Increase in Cash and Cash Equivalents..................      9,082      26,494
Cash and Cash Equivalents at Beginning of Period.......      9,824       5,342
                                                           -------     -------
Cash and Cash Equivalents at End of Period.............    $18,906     $31,836
                                                           =======     =======

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                           5.

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

Certain amounts for 1997 have been reclassified to conform with the 1998 presentation.

                                                          9/30/98    12/31/97
Note 2 -- Inventories                                     -------    --------
                                                         (Thousands of dollars)
Finished products                                        $175,057    $144,621
Work-in-process and raw materials                         295,157     264,784
Manufacturing supplies                                     40,415      36,448
                                                          -------     -------
                                                         $510,629    $445,853
                                                          =======     =======


Note 3 -- Long-term Debt                                  9/30/98    12/31/97
                                                          -------    --------
                                                         (Thousands of dollars)
7-1/2% State of Ohio Pollution Control
   Revenue Refunding Bonds, maturing on
   January 1, 2002.                                       $17,000     $17,000
State of Ohio Water Development Revenue
   Refunding Bond, maturing on May 1, 2007.
   The variable interest rate is tied to the
   bank's tax exempt weekly interest rate.
   The rate at September 30, 1998 is 3.65%.                 8,000       8,000
State of Ohio Air Quality and Water Development
   Revenue Refunding Bonds, maturing on
   June 1, 2001.  The variable interest rate
   is tied to the bank's tax exempt weekly interest
   rate.  The rate at September 30, 1998 is 3.65%.         21,700      21,700
State of Ohio Water Development Authority Solid Waste
   Revenue Bonds, maturing on July 2, 2032.  The
   variable interest rate is tied to the bank's
   tax exempt weekly interest rate.  The rate at
   September 30, 1998 is 3.65%.                            24,000      24,000
Fixed Rate Medium-Term Notes, Series A, due at
   various dates through May, 2028 with
   interest rates ranging from 6.20% to 9.10%.            267,000     153,000
Other                                                       5,098       2,766
                                                          -------     -------
                                                          342,798     226,466
Less:  Current Maturities                                   2,619      23,620
                                                          -------     -------
                                                         $340,179    $202,846
                                                          =======     =======

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                           6.
Continued
Note 4 -- Shareholders' Equity                  9/30/98  12/31/97
                                                -------  --------
Class I and Class II serial preferred stock  (Thousands of dollars)
without par value:
   Authorized -- 10,000,000 shares each class
   Issued - none                                      $0        $0
Common Stock without par value:
   Authorized -- 200,000,000 shares
   Issued (including shares in treasury)
      1998 - 63,082,626 shares
      1997 - 63,082,626 shares
   Stated Capital                                 53,064    53,064
   Other paid-in capital                         262,178   273,873
Less cost of Common Stock in treasury
      1998 - 969,817 shares
      1997 - 202,627 shares                       22,979     5,868
                                                --------  --------
                                                $292,263  $321,069
                                                ========  ========

An analysis of the change in capital and earnings invested in the business is as follows:

                                                  Common Stock       Earnings    Accumulated
                                                           Other     Invested       Other
                                                 Stated   Paid-In     in the    Comprehensive  Treasury
                                                Capital   Capital    Business      Income        Stock      Total
                                                -------   --------   --------    ----------    ---------  ----------
                                                                     (Thousands of dollars)
Balance December 31, 1997                       $53,064   $273,873   $749,033     ($38,026)     ($5,868)  $1,032,076

Net Income                                                            101,398                                101,398
Foreign currency translation adjustment                                             (6,750)                   (6,750)
                                                                                                              ------
Total comprehensive income                                                                                    94,648

Dividends  - $.54 per share                                           (33,640)                               (33,640)
Stock Options, employee benefit and dividend
  reinvestment plans:                                      (11,695)                             (17,111)     (28,806)
    Treasury -(issued)/acquired (224,865) shares
                                                -------   --------   --------    ----------    ---------  ----------
Balance September 30, 1998                      $53,064   $262,178   $816,791     ($44,776)    ($22,979)  $1,064,278
                                                =======   ========   ========    ==========    =========  ==========

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                        7.
Continued

Note 5 -- Income Tax Provision       Nine Months Ended   Three Months Ended
                                      Sep. 30  Sep. 30    Sep. 30  Sep. 30
                                        1998     1997       1998     1997
                                      -------  -------    -------  -------
                    U.S.                      (Thousands of dollars)
                       Federal        $50,320  $51,064     $8,790  $10,371
                       State & Local    5,239    9,312         69    1,888
                    Foreign             9,270   10,771      2,825    3,901
                                      -------  -------    -------  -------
                                      $64,829  $71,147    $11,684  $16,160
                                      =======  =======    =======  =======

Taxes provided exceed the U.S. statutory rate primarily due to state and local taxes and losses without current tax benefits.


Note 6 -- Derivative Instruments

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Because of the company's minimal use of derivatives, management does not expect the adoption of SFAS No. 133 to have a significant effect on earnings or the financial position of the company.


Note 7 -- Computer Software Development Costs

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

                                                            8.
Management's Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations
---------------------

The Timken Company reported net sales of $616.8 million for the third quarter of 1998, down 2.1% from $629.9 million in 1997's third quarter. Sales were lower in the current year's quarter as a result of the spreading global economic decline that softened the industrial, agricultural, mining and oil well drilling markets. Net sales for the first nine months of 1998 were a record $2.026 billion, an increase of 4.1% above the $1.946 billion reported for the same period in 1997.

Gross profit was $120 million (19.4% of net sales) in the third quarter of 1998, compared to $140.6 million (22.3% of net sales) in 1997's third quarter. Unexpected near-term order reductions combined with lower manufacturing levels aimed at controlling inventory levels contributed to the lower third quarter profit. In addition, unusual occurrences that spanned the end of the second quarter and the beginning of the third negatively impacted third quarter results. As previously disclosed, the company's Harrison Steel Plant rolling mill startup, the General Motors' strike, temporary electric power outages and a transformer malfunction in the company's steel operations lowered third quarter gross profit by about $15 million. Gross profit in the third quarter of 1998 included income of $4.2 million related to a reduction in the amount previously reserved for performance-based pay resulting from the company's lower levels of performance.

Selling, administrative, and general expenses were $85.3 million (13.8% of net sales) in the third quarter of 1998 compared to $81.8 million (13% of net sales) in 1997. Expenses were higher in 1998's third quarter as a result of expenses incurred by subsidiaries acquired since the third quarter of 1997 and due to structural changes required to support the company's strong growth plans for the future. Selling, administrative, and general expenses were decreased by approximately $7.5 million in the third quarter also due to a reduction in the amount previously reserved for performance-based pay.

Interest expense was $1.4 million higher in the third quarter of 1998 compared to the year-ago period. This increase resulted from the higher average level of debt outstanding during the quarter.

Other expense increased in the third quarter of 1998 compared to 1997. The increase relates primarily to the disposal of certain fixed assets related to the company-initiated internal fixed asset review begun in the second quarter. As previously disclosed, the review is conducted approximately every five years and was completed in the third quarter.

The company is taking numerous actions covering a wide span of

                                                            9.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

initiatives in its bearing and steel businesses to improve profitability in 1999. One such initiative is the rationalization of operations. As announced in September, the bearing manufacturing operation in Ballarat, Australia, is being closed. This will enable Australian Timken to focus on sales, marketing and remanufacturing and will result in the reduction of 180 jobs. The distribution warehouse in Ballarat, as well as remanufacturing operations and sales offices located in five cities around the country, will continue to operate as integral parts of the company. The company also announced in September the closing of manufacturing lines for automotive product at its plant in South Africa. This will allow Timken South Africa to re-focus on railroad product, which positions it to become a supplier for the entire African continent and export products throughout the world. Closure of the automotive manufacturing lines will make 26 positions redundant, although a fewer number of associates is expected to be affected as the plant's refocusing efforts come to completion. Warehouses operated by Timken Latrobe Steel - Europe Limited (formerly Sanderson Special Steels Limited) in Glasgow and London were closed in June and August respectively. In addition, in October Timken announced its intent to concentrate its European roller operations at its Duston bearing plant in the United Kingdom and to focus its European turning operations for parts machined from tubing at its bearing plant in Colmar, France. Colmar will also become the European center for small Unipac bearing production. Other facilities identified for rationalization include operations in the United States and South America. A second initiative is increasing organizational effectiveness through ongoing continuous improvement efforts. One example is increased efficiencies resulting from the installation of new software systems, and another is the supply chain cost reduction program launched in 1997. The company expects these cost-reduction initiatives to result in approximately $18-$23 million of additional pre-tax expense in the fourth quarter.

Bearing Business

Bearing Business net sales were $415.1 million in the third quarter of 1998, up 1.5% over the $408.8 million recorded in the year-earlier period. Sales to locomotive and freight car markets remained strong in the third quarter of 1998, reflecting an increase of more than $7 million over 1997's third quarter. Although heavy- and light-truck markets in North America showed continued strength, overall automotive sales declined by more than $11 million in the third quarter due primarily to the General Motors strike. Sales to North American industrial markets, both original equipment and aftermarket, were down by about $3 million in the quarter as original equipment customers in agriculture, mining, oil drilling, and heavy construction cut back on their schedules. In the aftermarket, high distributor inventory levels and reduced manufacturing activity by their customers also hurt third quarter sales.

                                                            10.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

Sales in Europe continued at acceptable levels during the quarter, particularly in the automotive market. Sales from companies acquired within the past year added approximately $3.7 million to third quarter sales. The strength of the British pound slowed exports from there, and markets in Latin America are beginning to weaken. Asia Pacific weakness continued to deteriorate and is being felt in other parts of the world. Asia Pacific sales were down almost $6 million from the year-earlier period.

Bearing Business operating income for the third quarter increased by 6.3% to $26.9 million from $25.3 million in the year-earlier period. Contributing to the increase was an income adjustment of $8.2 million related to the reduction in the amount previously reserved for performance-based pay. In addition, operating income in 1998's third quarter was higher than 1997's comparable period by about $5 million due to a more favorable inventory adjustment resulting from the company's annual physical inventory. Mix deterioration associated with weakness in the aftermarket and higher margin export and industrial markets detracted from third quarter 1998 profits. Temporary plant shutdowns aimed at reducing the increasing inventory levels resulted in higher manufacturing costs and lower bearing sales in Asia Pacific markets hurt operating income in the third quarter.

In response to the softening demand for industrial bearings, the Bearing Business announced in late September that production capacity at the company's Canton and Gambrinus bearing plants would be reduced resulting in the lay off of approximately 150 associates by the end of October. The duration of the layoffs is dependent upon economic conditions.

Steel Business

Steel Business net sales were $201.8 million in the third quarter of 1998, down 8.7% from the $221.1 million recorded a year earlier. Demand remains strong in the automotive and industrial segments; however, the General Motors' strike which lingered into the early part of the third quarter reduced third quarter automotive sales by about $4 million. The Steel Business continued to experience weakness in oil country and service center markets causing a reduction in sales of about $14 million compared to the year-ago quarter. Late in August, service center distributors began to reduce excessive inventories. The company anticipates that correction of service sector inventories will occur by year-end and service center business will regain normal strength early in 1999.

Steel Business operating income in the third quarter of 1998 was $7.7 million compared to $33.5 million in last year's corresponding period. In addition to lower sales volumes, approximately $15 million of the decrease resulted from a combination of unusual events. In July, the Steel Business

                                                            11.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

experienced a transformer malfunction that halted melting operations at its Faircrest plant for seventeen days. As a result, the company's melting capacity was reduced by about 10% in the quarter. The impact of the equipment failure was minimized by moving up maintenance shutdowns scheduled later in the year and by aggressively reducing in-process inventory. Melting operations were also shut down for six hours in July due to an electricity supply interruption precipitated by unusually hot summer weather. Third quarter operating results were also affected by the General Motors strike and additional planned start-up and impaired asset costs related to the new Harrison Steel Plant rolling mill. Operating income in the third quarter of 1998 was about $5 million lower than that in the year-earlier period due to an inventory write-down related to the annual physical inventory compared to a year-earlier write-up. Higher expenses were offset in part by income of $3.5 million related to the reduction in the amount previously reserved for performance-based pay in the Steel Business.

The Steel Business has taken action to curtail operations where necessary to bring production levels more in line with market opportunities while reducing costs. In mid-September, the Steel Business moved to reduce staffing levels in its Northeastern Ohio plants. Approximately 30 associates were retrogressed into positions previously performed by contracted services and 40 company associates were laid off October 1st. The company's steel plants are currently operating at about 90% of the levels experienced six months earlier. In addition, the Steel Business has already begun to realize cost improvements from its new Harrison Steel Plant rolling mill. Operations ceased at one of the existing mills that was replaced by the new equipment resulting in the redundancy of two crews. The business is in the process of taking the first crew off the second mill and plans to shut it down by year-end. At full capacity the company expects potential cost reduction on Harrison rolled bar product of $30 per ton in 1999.

On April 22, 1998, the company announced it was considering the construction of a new $110 million steel tube mill that would expand its tubing product line. The facility would include state-of-the-art piercing, rolling and finishing operations designed to complement existing piercing mills by expanding the wall thickness and size offerings. In light of the current economic climate, the company has postponed its decision on the tube mill and is taking a more aggressive approach to ensure that a decision to move ahead with the project would earn the cost of capital. The location of the facility has not been determined. Any plans would be contingent upon the success of discussions with suppliers, customers, union, governments and development authorities at the locations being considered. Cost competitiveness, stability, and site and equipment packages are key factors being considered. The company has met several times with representatives of the local, district and international

                                                            12.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

offices of the United Steelworkers of America, AFL-CIO, to develop a labor agreement to place the Canton area in the running as a potential site. The discussions with union representatives have not been achieving the results needed and no further discussions are scheduled at this time. The company is willing to continue discussions if there is an opportunity for progress on the issues of stability and competitiveness.

On October 16, 1998, the company announced it had entered into discussions with the Hay Hall Group Ltd., which could result in the acquisition of Desford Tubes Ltd., a steel tubing manufacturer in Leicester, England. The facility is similar to the company's existing operations, producing seamless mechanical tubing of the consistent quality necessary for bearing, automotive, off-highway and defense applications. The operation would generate significant sales without requiring major capital investment and would offer an excellent base on which to grow the steel business in Europe. Desford opened in 1942 and had sales of $80 million in 1997.

Financial Condition
-------------------

Total assets have increased by $140.1 million from December 31, 1997. The increase resulted in part from higher inventories and increased investment in property, plant and equipment. The $69.9 million increase in inventories, as reflected in the Consolidated Condensed Statements of Cash Flows, was the result of unexpected near-term order reductions which surpassed the company's efforts to reduce inventories by curtailing operations. The number of days' supply in inventory has increased by about 8 days over the 112 days' inventory at December 31, 1997. Both the Bearing Business and Steel Business inventories increased at September 30, 1998, compared with year-end 1997 levels. The company continues to focus on lowering inventory levels and expects a 10% reduction by year end. The number of days' sales in receivables at September 30, 1998, was basically unchanged from the year-end 1997 level.

"Purchases of property, plant and equipment - net" during the nine months ended September 30, 1998, were $181.4 million compared to $129.9 million one year earlier. The company continues to invest in activities consistent with the strategies it is pursuing to achieve industry leadership positions. Further capital investments in technologies within the company's plants throughout the world and new acquisitions provide Timken with the opportunity to improve the company's competitiveness and meet the needs of its growing base of customers.

The 31.0% debt to total capital ratio at September 30, 1998, was higher than the 25.8% at year-end 1997. Debt increased by $119.4 million, from $359.4 million at year-end 1997 to $478.8 million at the end of the third quarter. Total

                                                            13.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

shareholders' equity increased by $32.2 million. The increase in debt was required to meet the company's working capital needs, its capital expansion and improvement needs, and to help fund its purchase of shares under the 1996 and 1998 common stock purchase plans. Any future cash needs that exceed cash generated from operations will be met by short-term borrowing and issuance of medium-term notes.

Other Information
-----------------
The Timken Company has approached year 2000 compliance using a defined methodology that includes inventory and assessment, remediation, test, integration, implementation, and contingency plan components. Begun in 1996, this program encompasses Timken worldwide business systems and operations, manufacturing and distribution systems, technical architecture, end-user computing, and the company's supplier and customer base. Additionally, the company's corporate information systems department has instituted a corporate level reporting and tracking process that encompasses all Timken year 2000 project efforts world-wide. Through the use of this methodology over almost three years, the company is well into its year 2000 conversion and test efforts. Current project plans call for Timken to have all of its critical non-IT manufacturing systems year 2000 compliant, tested, and implemented by the second quarter of 1999. All critical business computer IT systems are planned to be remediated and tested by the end of 1998. In addition, Timken is closely monitoring progress against project plans through the use of internal and external assessments. Although the company plans to meet this projected completion date, it can provide no assurances that all of its year 2000 efforts will be successful.

The total costs associated with Timken's year 2000 conversion efforts will not have a material effect on the company's financial position, results of operations or cash flows. Between 1996 and 1999, overall costs of the year 2000 project, including internal and external resources as well as hardware and software, are expected to approximate $15 million. The company's year 2000 efforts have had minimal impact on its other information technology programs. The company's financial results are also dependent on the ability of its customers, suppliers and governments to become year 2000 compliant. The company has implemented a structured plan to communicate with its customers and suppliers on this issue in an effort to minimize any potential year 2000 compliance impact; however, it is not possible to guarantee their compliance. The company is currently in the process of developing financial and operating contingency plans and will be finalizing such plans during the first half of 1999. Failure of the company, or any third party with whom the company has a material relationship, to achieve year 2000 compliance could have a material adverse effect on the company.

                                                            14.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

Based on the Brazilian three-year cumulative inflation rate being below 100% and the company's evaluation of the Brazilian economy, in January 1998 the company began to consider Brazil a non-hyperinflated economy. The initial adjustment of $6 million to revalue Brazilian assets at current exchange rates was reflected as a reduction of other comprehensive income in the first quarter of 1998. Prospectively, exchange gains or losses on the conversion of net assets also will be reflected in other comprehensive income. Because of the trading relationship between the company and its Mexican subsidiary, the functional currency used for Mexico is the U.S. dollar. Accordingly, the evaluation of the economy in Mexico as hyperinflated does not impact the company's accounting for this subsidiary. The company's recently acquired Romanian subsidiary is considered to be operating in a highly inflationary economy and therefore foreign currency gains and losses resulting from transactions and the translation of financial statements are included in the results of operations.

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

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. Because of the company's minimal use of derivatives, management does not expect the adoption of the new Statement will have a significant effect on earnings or the financial position of the company.

On November 6, 1998, the Board of Directors declared a quarterly cash dividend of 18 cents per share payable December 7, 1998, to shareholders of record at the close of business on November 20, 1998.

The statements set forth in this document that are not historical in nature are forward-looking statements. The company cautions readers that actual results may differ materially from those projected or implied in forward-looking statements made by or on behalf of the company due to a variety of important factors, such as:

a) changes in world economic conditions. This includes, but is not limited to, the potential instability of governments and legal systems in countries in which the company conducts business, significant changes in currency valuations, the implementation of the Euro, and the effects of year 2000

                                                            15.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

     compliance.

b) changes in customer demand on sales and product mix. This includes the effect of customer strikes and the impact of changes in industrial business cycles.

c) competitive factors, including changes in market penetration and the introduction of new products by existing and new competitors.

d) changes in operating costs. This includes the effect of changes in the company's manufacturing processes; changes in costs associated with varying levels of operations; changes resulting from inventory management and cost reduction initiatives and different levels of customer demands; the effects of unplanned work stoppages; changes in the cost of labor and benefits; and the cost and availability of raw materials and energy.

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


                                         The Timken Company
                                  _______________________________


Date       November 12, 1998       BY   /s/ W. R. Timken, Jr.
      ________________________    _______________________________
                                   W. R. Timken, Jr.,
                                   Director and Chairman;
                                   President and Chief Executive
                                   Officer


Date       November 12, 1998       BY   /s/ G. E. Little
      ________________________    _______________________________
                                   G. E. Little
                                   Senior Vice President - Finance