Form 10-K
period 1998-12-31
TIMKEN CO
filed 1999-03-30
CIK 98362

1
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                     FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended                     Commission File Number 1-1169
December 31, 1998
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

The aggregate market value of the voting stock held by all shareholders other than shareholders identified under item 12 of this Form 10-K as of February 19, 1999, was $946,108,777 (representing 50,968,823 shares).

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of February 19, 1999.

Common Stock without par value--61,876,547 shares (representing a market value of $1,148,583,404).


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended
December 31, 1998, are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual meeting of shareholders to be held on April 20, 1999, are incorporated by reference into parts III and IV.

Exhibit Index may be found on Pages 19 through 22.

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

   Anti-friction bearings constitute Timken's principal industry product. Basically, the tapered roller bearing made by Timken is its principal product in the anti-friction industry segment. It consists of four components: (1) the cone or inner race, (2) the cup or outer race, (3) the tapered rollers which roll between the cup and cone, and (4) the cage which serves as a retainer and maintains proper spacing between the rollers. These four components are manufactured or purchased and are sold in a wide variety of configurations and sizes. Sensing devices are added to the basic tapered roller bearing and sold to sport utility vehicle and light truck markets.

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

   Timken also produces super precision ball and roller bearings for use in aerospace, medical / dental, computer disk drives and other markets having high precision applications. These bearings are mostly produced at Timken Aerospace & Super Precision Bearings, a subsidiary of the company. They utilize ball and straight rolling elements and are in the super precision end of the general ball and straight roller bearing product range in the bearing industry. A majority of Timken Aerospace & Super Precision Bearings' products are special custom-designed bearings and spindle assemblies. They often involve specialized materials and coatings for use in applications that subject the bearings to extreme operating conditions of speed and temperature.

   ________________

   Other bearing products manufactured by Timken include cylindrical, spherical, straight and ball bearings for industrial markets. These bearings feature non-tapered rolling elements. In addition, Timken produces custom-designed products called SpexxTM performance
   Bearings. The product line includes both tapered and cylindrical roller bearings and provides cost-effective solutions for selective applications. In October 1998, the company introduced the new Timken IsoClassTM brand of tapered roller bearings. This gives Timken access to 95% of the market for ISO tapered roller bearings which are about one half of today's total tapered roller bearing market.

   In addition to bearing products, Timken is also expanding its presence in providing bearing reconditioning services for industrial and railroad markets as evidenced by the acquisition of Bearing Repair Specialists in South Bend, Indiana, in May, 1998. Additional evidence of this commitment was the second quarter 1998 announcement to build a railroad bearing reconditioning facility in Benoni, South Africa, where the company has operated a bearing manufacturing plant since 1951.

   Steel products include steels of low and intermediate alloy, vacuum-processed alloys, tool steel and some carbon grades. These are available in a wide range of solid and tubular sections with a variety of finishes.

   The company also produces custom-made steel products including precision steel components for automotive and industrial customers. The development of the precision steel components business has provided the company with the opportunity to further expand its market for tubing and capture more higher-value steel sales. This also enables the company's traditional tubing customers in the automotive and bearing industries to take advantage of higher-performing components that cost less than those they now use. This activity is a growing portion of the Steel business.

   Sales and Distribution
   ______________________

   Timken's products in the bearing industry segment are sold principally by its own sales organization. A major portion of the shipments are made directly from Timken's plants and the balance from warehouses located in a number of cities in the United States, Canada, England, France, Germany, Mexico, Singapore, Argentina and Australia. These warehouse inventories are augmented by authorized distributor and jobber inventories throughout the world which provide local availability when service is required.

                                                                      5
   Sales and Distribution (cont.)
   ______________________________

   The company operates an Export Service Center in Atlanta, Georgia, which specializes in the export of tapered roller bearings for the replacement markets in the Caribbean, Central and South America and other regions. Timken's tapered roller bearings and other bearing types are used in general industry and in a wide variety of products including passenger cars, trucks, railroad cars and locomotives, machine tools, rolling mills and farm and construction equipment. Timken Aerospace & Super Precision Bearings' products, which are at the super precision end of the general ball and straight roller bearing segment, are used in aircraft, missile guidance systems, computer peripherals, and medical / dental instruments.

   A significant portion of Timken's steel production is consumed in its bearing operations. In addition, sales are made to other anti-friction bearing companies and to the aircraft, automotive and truck, construction, forging, oil and gas drilling and tooling industries. In addition, sales are made to steel service centers. Timken's steel products are sold principally by its own sales organization. Most orders are custom made to satisfy specific customer applications and are shipped directly to customers from Timken's steel manufacturing plants.

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

   Industry Segments
   _________________

   The company has two reportable segments: Bearings and Steel. Segment information in Note 11 of the Notes to Consolidated Financial
   Statements and Information by Industry and Geographic Area on pages 32 and 33 of the Annual Report to Shareholders for the year ended
   December 31, 1998, are incorporated herein by reference. Export sales from the U.S. and Canada are not separately stated since such sales amount to less than 10% of revenue. The company's Bearings business has historically participated in the worldwide bearing markets while
   Steel has concentrated on U.S. markets.

                                                                      6
   Industry Segments (cont.)
   _________________________

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

   Timken manufactures an anti-friction bearing known as the tapered roller bearing. The tapered principle of bearings made by Timken permits ready absorption of both radial and axial loads in combination. For this reason, they are particularly well adapted to reducing friction where shafts, gears or wheels are used. Timken also produces super precision ball and straight roller bearings at its Timken Aerospace & Super Precision Bearings subsidiary. With recent acquisitions, the company has selectively expanded its product line to include other bearing types. However, since the invention of the tapered roller bearing by its founder, Timken has maintained primary focus in its product and process technology on the tapered roller bearing segment. This has been important to its ability to remain one of the leaders in the world's bearing industry.
   This contrasts with the majority of Timken's major competitors who focus more heavily on other bearing types such as ball, straight roller, spherical roller and needle for the general industrial and automotive markets and are, therefore, less specialized in the tapered roller bearing segment. Timken competes with domestic manufacturers and many foreign manufacturers of anti-friction bearings.

   The anti-friction bearing business is intensely competitive in every country in which Timken competes. With the collapse of the former Soviet Union and the modernization of existing capacity in many countries, there remain substantial downward pricing pressures in the United States and other countries even during periods of significant demand in the United States and other markets. Moreover, international price discrimination by certain of Timken's foreign competitors and the continued absorption of antidumping duties by companies related to the foreign producers in the United States create additional pricing pressures in the United States. Imports of tapered roller bearings into the United States in 1998 were $260 million or approximately 18 percent of the domestic tapered roller bearing market. In addition, Timken estimates the tapered roller bearings contained as components of foreign automobiles and heavy equipment produced outside the United States and imported into this country, to be approximately $210 million in 1998.

                                                                      7
   Competition (cont.)
   ______________________________

   To address the problem of injurious dumping by various foreign competitors, the company has pursued its legal rights in the United States and in other parts of the world for many years. In the United States, antidumping orders are outstanding from cases brought by the company in the early 1970s and in 1986. The antidumping finding issued in 1976 pertains to tapered roller bearings from Japan that have an outside diameter of 4 inches or less but excluding unfinished components or parts. The finding does not apply to one major Japanese producer.
   In August 1986, the company filed an antidumping petition on behalf of the U.S. tapered roller bearing industry with both the U.S. International Trade Commission and the U.S. Department of Commerce alleging that imports of tapered roller bearings (including unfinished parts and components from six countries (China, Romania, Yugoslavia, Italy, Hungary and Japan) to the extent not covered by the 1976 finding) were being sold at less than fair value in the United States and were causing material injury to the domestic industry. The U.S. Department of Commerce found that product from each of the countries was being sold in the United States at less than fair value or "dumped," and the U.S. International Trade Commission found such imports were causing injury to the domestic industry. The Commerce Department's notice also identified the amount by which selling prices of the foreign producers were less than fair value. This amount is expressed as a weighted average percentage for each company investigated and is often referred to as the "final margin" for a particular time period. The final margins for Japanese producers as originally calculated in 1986-87 were approximately 36 percent for the major producers. Final margins for producers in other countries varied but were above 100% for one foreign producer. If requested by foreign producers, importers or domestic producers, the dumping margins (if any) will be examined for a more recent time period.

   Substantial dumping margins have been found for most or all of the major producers in Japan for most years since the antidumping orders issued. On November 17, 1998, the U.S. Department of Commerce issued final margins for companies investigated for the 1996-97 time period, finding dumping margins that ranged from 7.62% to 19.78%.

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

                                                                      8
   Competition (cont.)
   ______________________________

   Timken has remained deeply concerned about the persistence of unfair trade practices in its major markets and has participated in the administrative review process in the United States and elsewhere to assure that conditions of fair trade are restored if possible. The company has pursued and continues to pursue legislative changes to neutralize the price depressing effect of duty absorption that has continued in the United States for more than 20 years in some cases.
   The existence of the orders reduces the commercial harm that would otherwise be experienced by the company from the continued dumping practices of certain foreign competitors. In accord with the international treaty obligations of the United States, each existing antidumping duty finding or order, including those covering tapered roller bearings, will be subject to review by U.S. government agencies to determine whether dumping and injury to the domestic industry are likely to continue or recur if it is revoked. These reviews will commence for the finding and orders covering tapered roller bearings in April 1999. The company intends to participate actively in the proceed-ings which may conclude in as little as five months but more likely will conclude sometime between March and September 2000. If the U.S. government determines that dumping and injury are likely to continue or recur, the antidumping duting finding and orders will continue in place. If a negative determination is made on either issue for any of the four countries covered, the finding or order will be revoked. By statute, the earliest that an order or finding could be revoked is as of January 1, 2000.

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

   Backlog
   _______

   The backlog of orders of Timken's domestic and overseas operations is estimated to have been $1.22 billion at December 31, 1998, and $1.37 billion at December 31, 1997. Actual shipments are dependent upon ever-changing production schedules of the customer. Accordingly, Timken does not believe that its backlog data and comparisons thereof as of different dates are reliable indicators of future sales or shipments.

                                                                      9
   Raw Materials
   _____________

   The principal raw materials used by Timken in its North American plants to manufacture bearings are its own steel tubing and bars and purchased strip steel. Outside North America the company purchases raw materials from local sources with whom it has worked closely to assure steel quality according to its demanding specifications. In December 1998, the company acquired Desford Steel Tubes Ltd., a steel tube manufacturer in Leicester, England. Now called Timken Desford Steel, the operation will be a major source of raw materials for many Timken plants in Europe.

   The principal raw materials used by Timken in steel manufacturing are scrap metal, nickel, and other alloys. Timken believes that the availability of raw materials and alloys are adequate for its needs, and, in general, it is not dependent on any single source of supply.

   Research
   ________

   Timken's major research center, located in Stark County, Ohio near its largest manufacturing plant, is engaged in research on bearings, steels, manufacturing methods and related matters. Research facilities are also located at the Timken Aerospace & Super Precision Bearings New Hampshire plants, the Duston, England plant, the Latrobe, Pennsylvania plant and the facility in Bangelore, India. Expenditures for research, development and testing amounted to approximately $48,000,000 in 1998, $43,000,000 in 1997, and $41,000,000 in 1996. The company's research program is committed to the development of new and improved bearing and steel products, as well as more efficient manufacturing processes and techniques and the expansion of application of existing products.

   Environmental Matters
   _____________________

   The company continues to protect the environment and comply with environmental protection laws. The company has invested in pollution control equipment and updated plant operational practices. In 1998, the company received the Governor's Award for waste reduction from the state of North Carolina. This makes the third such state award the company has received for pollution prevention in the past two years. The company believes it has established adequate reserves to cover its environmental expenses and has a well-established environmental compliance audit program, which includes a proactive approach to bringing its domestic and international units to higher standards of environmental performance. This program measures performance against local laws as well as to standards that have been established for all units worldwide.

   It is difficult to assess the possible effect of compliance with future requirements that differ from existing ones. As previously reported, the company is unsure of the future financial impact to the company that could result from the United States Environmental Protection Agency's (EPA's) final rules to tighten the National Ambient Air Quality Standards for fine particulate and ozone.

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

   The Timken Aerospace & Super Precision Bearings subsidiary has two environmental projects at its manufacturing locations in New Hampshire. The company has provided for the costs of these projects, which to date have been $3.7 million. A portion of these costs is being recovered from a former owner of the property. Future operating and maintenance costs are expected to be $1.5 million.

   The company continued work in 1998 on environmental projects at its locations in Canton and Columbus, Ohio. Costs for these two projects are estimated to be about $2.1 million. Remediation system upgrades became operational in August 1998 at the Columbus, Ohio plant.

   Patents, Trademarks and Licenses
   ________________________________

   Timken owns a number of United States and foreign patents, trademarks and licenses relating to certain of its products. While Timken regards these as items of importance, it does not deem its business as a whole, or either industry segment, to be materially dependent upon any one item or group of items.

   Employment
   __________

   At December 31, 1998, Timken had 21,046 associates. Thirty-seven percent of Timken's U.S. associates are covered under collective bargaining agreements. None of Timken's U.S. associates are covered under collective bargaining agreements that expire within one year.

   Executive Officers of the Registrant
   ____________________________________

   The officers are elected by the Board of Directors normally for a term of one year and until the election of their successors. All officers have been employed by Timken or by a subsidiary of the company during the past five-year period. The Executive Officers of the company as of February 19, 1999, are as follows:

                                       Current Position and Previous
   Name                Age             Positions During Last Five Years
   ___________________ ___     ____________________________________________

   W. R. Timken, Jr.   60      1993  Chairman - Board of Directors;
                               1997  Chairman, President and Chief
                                        Executive Officer; Director;
                                        Officer since 1968.

   R. L. Leibensperger 60      1993  Vice President - Technology;
                               1995  Executive Vice President and President
                                        - Bearings;
                               1997  Executive Vice President, Chief
                                        Operating Officer and President
                                        - Bearings; Officer since 1986.

   B. J. Bowling       57      1993  Executive Vice President - Latrobe Steel
                                        Company;
                               1995  President - Latrobe Steel Company;
                               1996  Executive Vice President and President
                                        - Steel;
                               1997  Executive Vice President, Chief
                                        Operating Officer and President
                                        - Steel; Officer since 1996.

   L. R. Brown         63      1993  Vice President and General Counsel;
                                        Secretary;
                               1998  Senior Vice President and General
                                        Counsel; Secretary; Officer
                                        since 1990.

   J. T. Elasser       46      1993  Deputy Managing Director - Bearings -
                                        Europe, Africa and West Asia;
                               1995  Managing Director - Bearings - Europe,
                                        Africa and West Asia;
                               1996  Vice President - Bearings - Europe,
                                        Africa and West Asia;
                               1998  Group Vice President - Bearings -
                                        Rail, Europe, Africa and West Asia;
                                        Officer since 1996.

   J. W. Griffith      45      1993  Director - Manufacturing - Bearings -
                                        North and South America;
                               1993  Vice President - Manufacturing -
                                        Bearings - North America;
                               1996  Vice President - Bearings - North
                                        American Automotive, Rail, Asia
                                        Pacific and Latin America;
                               1998  Group Vice President - Bearings -
                                        North American Automotive, Asia
                                        Pacific and Latin America; Officer
                                        since 1996.

                                        Current Position and Previous
   Name                Age             Positions During Last Five Years
   ___________________ ___     ____________________________________________
   Karl P. Kimmerling  41      1993  General Manager - Primary Operations
                                        and Engineering - Latrobe Steel
                                        Company;
                               1995  President - Canadian Timken Ltd.;
                               1996  Vice President - Manufacturing -
                                        Steel;
                               1998  Group Vice President - Alloy Steel;
                                        Officer since 1998.

   G. E. Little        55      1993  Vice President - Finance; Treasurer;
                               1998  Senior Vice President - Finance;
                                        Treasurer; Officer since 1990.

   S. J. Miraglia, Jr. 48      1993  Vice President - Manufacturing - Steel;
                               1994  Director - Manufacturing - Europe,
                                        Africa and West Asia;
                               1996  Vice President - Bearings - North
                                        American Industrial and Super
                                        Precision;
                               1998  Group Vice President - Bearings -
                                        North American Industrial and Super
                                        Precision; Officer since 1996.

   S. A. Perry         53      1993  Vice President - Human Resources and
                                        Logistics;
                               1998  Senior Vice President - Human
                                        Resources, Purchasing and
                                        Communications; Officer since 1993.

   Hans J. Sack        44      1993  General Manager - Parts Business -
                                        Steel;
                               1994  Vice President - Manufacturing -
                                        Steel;
                               1996  President - Latrobe Steel Company;
                               1998  Group Vice President - Specialty Steel
                                        and President - Latrobe Steel
                                        Company; Officer since 1998.

   J. J. Schubach      62      1993  Vice President - Strategic Management;
                               1996  Vice President - Strategic Management
                                        and Continuous Improvement;
                               1998  Senior Vice President - Strategic
                                        Management and Continuous
                                        Improvement; Officer since 1984.

                                        Current Position and Previous
   Name                Age             Positions During Last Five Years
   ___________________ ___     ____________________________________________

   T. W. Strouble      60      1993  Vice President - Sales and Marketing -
                                        Bearings - North and South America;
                               1995  Vice President - Technology;
                               1998  Senior Vice President - Technology
                                        Officer since 1995.

   W. J. Timken        56      1993  Vice President; Director; Officer
                                        since 1992.

                                                                     14
   Item 2.  Properties
   ___________________

   Timken has bearing and steel manufacturing facilities at several locations in the United States. Timken also has bearing manufacturing facilities in several countries outside the United States. The aggregate floor area of these facilities worldwide is approximately 14,096,000 square feet, all of which, except for approximately 385,000 square feet, is owned in fee. The buildings occupied by Timken are principally of brick, steel, reinforced concrete and concrete block construction, all of which are suitably equipped and in satisfactory operating condition.

   Timken's bearing manufacturing facilities in the United States are located in Ashland, Bucyrus, Canton, Columbus and New Philadelphia, Ohio; Altavista and Richmond, Virginia; Asheboro and Lincolnton, North Carolina; Carlyle, Illinois; South Bend, Indiana; Gaffney, South Carolina; Keene and Lebanon, New Hampshire; Knoxville, Tennessee; Lenexa, Kansas; North Little Rock, Arkansas; Ogden, Utah and Orange, California. These facilities, including the research facility in Canton, Ohio, and warehouses at plant locations, have an aggregate floor area of approximately 4,702,000 square feet.

   Timken's bearing manufacturing plants outside the United States are located in Ballarat, Australia; Benoni, South Africa; Cogozzo, Italy; Colmar, France; Duston, Northampton and Wolverhampton, England; Medemblik, The Netherlands; Ploesti, Romania; Sao Paulo, Brazil; Singapore; Sosnowiec, Poland; St. Thomas, Canada and Yantai, China. The facilities, including warehouses at plant locations, have an aggregate floor area of approximately 3,541,000 square feet.

   Timken's steel manufacturing facilities in the United States are located in Canton, Eaton, Wauseon and Wooster, Ohio; Columbus, North Carolina; Franklin and Latrobe, Pennsylvania and Winchester, Kentucky. These facilities have an aggregate floor area of approximately 5,020,000 square feet.

   Timken's steel manufacturing facility outside the United States is located in Leicester, England. This facility has an aggregate floor area of approximately 590,000 square feet. Timken also has a tool steel finishing and distribution facility in Sheffield, England. This facility has an aggregate floor area of approximately 244,000 square feet.

   In addition to the manufacturing and distribution facilities discussed above, Timken owns warehouses and steel distribution facilities in the United States, Canada, England, France, Scotland, Singapore, Germany, Mexico, Argentina and Australia, and leases several relatively small warehouse facilities in cities throughout the world.

   During the first half of 1998, Timken's Bearings and Steel businesses continued to experience high plant utilization as a result of increased sales in most industries and geographic areas. However, plant utilization decreased during the last half of the year as a result of general world economic difficulties which decreased demand in the oil country and general industrial markets.

                                                                     15
   Properties (cont.)
   __________________

   Timken's manufacturing facilities expanded during 1998 as a result of its two most recent acquisitions. In May, the company acquired Bearing Repair Specialists, an industrial bearing repair business in South Bend, Indiana, that reconditions or modifies a wide variety of bearing types for industrial customers in the United States and Canada. The facility includes floor space of approximately 40,000 square feet and employs some 19 associates.

   In December, the company acquired Desford Steel Tubes Ltd. of Leicester, England, a manufacturer of seamless mechanical tubing of consistent quality necessary for bearing, automotive, off-highway and defense applications. The facility includes floor space of approximately 590,000 square feet and employs some 571 associates.

   In the second quarter, Timken made the announcement to build a railroad bearing reconditioning facility in Benoni, South Africa, where the company has operated a bearing manufacturing plant since 1951. Also in the second quarter, growing demand for the advanced bearings produced at the Altavista Bearing Plant in Virginia for the light truck and sport utility vehicle markets prompted the plant's third expansion since it was built in 1991.

   During the third quarter, Timken dedicated its $55 million rolling mill investment at the Harrison Steel Plant in Canton, Ohio. The 119,000 square foot facility houses a new rolling mill and bar processing equipment.

   In September 1998, the company announced that Australian Timken would be closing its bearing manufacturing operation in Ballarat. The plant closure is now expected to be completed early in the second quarter of 1999.

   As of December 31, 1998, the company was a forty percent shareholder in Tata Timken Limited, a joint venture with The Tata Iron and Steel Company Limited (TISCO) of India. The joint venture consists of a manufacturing facility in Jamshedpur, India, completed in March of 1992, and six sales offices, also located in India. In February 1999, the company agreed to increase its stake in Tata Timken Limited to 80 percent by acquiring the 40 percent stake held by TISCO. The transaction was approved by the Indian government and completed in March.

   Item 3.  Legal Proceedings
   __________________________

   Not Applicable

   Item 4.  Submission of Matters to a Vote of Security Holders
   ____________________________________________________________

   No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1998.

                                                                     16
PART II
_______
   Item 5.  Market for the Registrant's Common Equity and Related Stock
   ____________________________________________________________________
            Holder Matters
            ______________

   The company's common stock is traded on the New York Stock Exchange
   (TKR). The estimated number of record holders of the company's common stock at December 31, 1998, was 8,939. The estimated number of shareholders at December 31, 1998, was 45,942.

   High and low stock prices and dividends for the last two years are presented in the Quarterly Financial Data schedule on Page 1 of the Annual Report to Shareholders for the year ended December 31, 1998, and is incorporated herein by reference.

   During 1998, the non-United States fiduciary of an employee stock purchase and savings plan established and administered in accordance with the laws of France purchased 22,625 shares of the company's common stock on the New York Stock Exchange on behalf of persons not resident in the United States who are employed by subsidiaries of the company. The purchases were made in connection with sales to employees made in reliance on Regulation S under the Securities Act of 1933 and were made for an aggregate consideration of $522,836.

   Item 6.  Selected Financial Data
   ________________________________

   The Summary of Operations and Other Comparative Data on Pages 34-35 of the Annual Report to Shareholders for the year ended December 31, 1998, is incorporated herein by reference.

   Item 7.  Management's Discussion and Analysis of Financial Condition and
   ________________________________________________________________________
            Results of Operation
            ____________________

   Management's Discussion and Analysis of Financial Condition and Results of Operations on Pages 17-24 of the Annual Report to Shareholders for the year ended December 31, 1998, is incorporated herein by reference.

   In February 1999, the company agreed to increase its stake in Tata Timken Limited to 80 percent by acquiring the 40 percent stake held by The Tata Iron and Steel Company of India. The transaction was approved by the Indian government and completed in March.

                                                                      17
   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
   ____________________________________________________________________

   Information appearing under the caption "Management's Discussion and Analysis of Other Information" appearing on page 23 of the Annual Report to Shareholders for the year ended December 31, 1998, is incorporated herein by reference.

   Item 8.  Financial Statements and Supplementary Data
   ____________________________________________________

   The Quarterly Financial Data schedule included on Page 1, the
   Consolidated Financial Statements of the registrant and its subsidiaries on Pages 18-24, the Notes to Consolidated Financial Statements on Pages 25-33, and the Report of Independent Auditors on Page 33 of the Annual Report to Shareholders for the year ended December 31, 1998, are incorporated herein by reference.

   Item 9.  Changes in and Disagreements with Accountants
   ______________________________________________________
            on Accounting and Financial Disclosure
            ______________________________________

   Not applicable.

                                                                      18
PART III
________

   Item 10.  Directors and Executive Officers of the Registrant
   ____________________________________________________________

   Required information is set forth under the caption "Election of Directors" on Pages 4-7 of the proxy statement issued in connection with the annual meeting of shareholders to be held April 20, 1999, and is incorporated herein by reference. Information regarding the executive officers of the registrant is included in Part I hereof.

   Item 11.  Executive Compensation
   ________________________________

   Required information is set forth under the caption "Executive
   Compensation" on Pages 10-20 of the proxy statement issued in connection with the annual meeting of shareholders to be held April 20, 1999, and is incorporated herein by reference.

   Item 12.  Security Ownership of Certain Beneficial Owners and Management
   ________________________________________________________________________

   Required information regarding Security Ownership of Certain Beneficial Owners and Management, including institutional investors owning more than 5% of the company's Common Stock, is set forth under the caption "Beneficial Ownership of Common Stock" on Pages 8-9 of the proxy statement issued in connection with the annual meeting of shareholders to be held April 20, 1999, and is incorporated herein by reference.

   Item 13.  Certain Relationships and Related Transactions
   ________________________________________________________

   Required information is set forth under the caption "Election of Directors" on Pages 4-7 of the proxy statement issued in connection with the annual meeting of shareholders to be held April 20, 1999, and is incorporated herein by reference.

                                                                     19
PART IV
_______

   Item 14.  Exhibits, Financial Statement Schedules, and Report on
             Form 8-K.
  _________________________________________________________________________

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

          (4) Credit Agreement dated as of July 10, 1998 among The Timken Company, as Borrower, Various Financial Institutions, as Banks, and Keybank National
                    Association, as Agent was filed with Form 10-Q for the period ended June 30, 1998, and is incorporated herein by reference.

          (4.1) Indenture dated as of April 24, 1998, between The Timken Company and The Bank of New York, which was filed with Timken's Form S-3 registration statement which became effective April 24, 1998, and is incorporated herein by reference.

          (4.2) Indenture dated as of July 1, 1990, between Timken and Ameritrust Company of New York, which was filed with Timken's Form S-3 registration statement dated July 12, 1990, and is incorporated herein by reference.

          (4.3) First Supplemental Indenture, dated as of July 24, 1996, by and between The Timken Company and Mellon Bank, N.A. was filed with Form 10-Q for the period ended September 30, 1996, and is incorporated herein by reference.

          (4.4) The company is also a party to agreements with respect to other long-term debt in total amount less than 10% of the registrant's consolidated total assets. The registrant agrees to furnish a copy of such agreements upon request.

                                                                       20
     Listing of Exhibits (cont.)
     ___________________________

                    Management Contracts and Compensation Plans
                    ___________________________________________

          (10) The Management Performance Plan of The Timken Company for Officers and Certain Management Personnel was filed with Form 10-K for the period ended December 31, 1997, and is incorporated herein by reference.

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

          (10.4) The 1985 Incentive Plan of The Timken Company for Officers and other key employees as amended through December 17, 1997 was filed with Form 10-K for the period ended December 31, 1997, and is incorporated herein by reference.

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

                                                                       21
     Listing of Exhibits (cont.)
     ___________________________

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

          (10.10) The form of Employee Excess Benefits Agreement entered into with all active Executive Officers, certain retired Executive Officers, and certain other key employees of the company was filed with Form 10-K for the period ended December 31, 1991, and is incorporated herein by reference. Each differs only as to name and date executed, except Mr. Brown who will be given additional service.

          (10.11) The Amended and Restated Supplemental Pension Plan of The Timken Company as adopted March 16, 1998 was filed with Form 10-K for the period ended December 31, 1997, and is incorporated herein by reference.

          (10.12) Amendment to the Amended and Restated Supplemental Pension Plan of the Timken Company executed on December 29, 1998.

          (10.13) The form of The Timken Company Nonqualified Stock Option Agreement for nontransferable options as adopted on April 21, 1998 was filed with Form 10-Q for the period ended March 31, 1998, and is incorporated herein by reference.

          (10.14) The form of The Timken Company Nonqualified Stock Option Agreement for transferable options as adopted on April 21, 1998 was filed with Form 10-Q for the period ended March 31, 1998, and is incorporated herein by reference.

          (10.15) The form of The Timken Company Nonqualified Stock Option Agreement for transferable options as adopted on November 18, 1998.

          (10.16) The Timken Company Deferral of Stock Option Gains Plan effective as of April 21, 1998 was filed with Form 10-Q for the period ended March 31, 1998, and is incorporated herein by reference.

                                                                       22
     Listing of Exhibits (cont.)
     ___________________________

          (10.17) The Consulting Agreement entered into with Joseph F. Toot, Jr. was filed with Form 10-K for the period ended December 31, 1997, and is incorporated herein by reference.

          (10.18) The form of The Timken Company Performance Share Agreement entered into with W. R. Timken, Jr.,
                    R. L. Leibensperger and B. J. Bowling was filed with Form 10-K for the period ended December 31, 1997, and is incorporated herein by reference.

          (12)      Ratio of Earnings to Fixed Charges

          (13) Annual Report to Shareholders for the year ended December 31, 1998, (only to the extent expressly incorporated herein by reference).

          (21)      A list of subsidiaries of the registrant.

          (23)      Consent of Independent Auditors.

          (24)      Power of Attorney

          (27)      Financial Data Schedule

   (b)  Reports on Form 8-K:

                None

   (c) and (d)  The exhibits are contained in a separate section of this report.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             THE TIMKEN COMPANY

By   /s/ W. R. Timken, Jr.              By  /s/ G. E. Little
     ________________________________       ________________________________
     W. R. Timken, Jr.                      G. E. Little
     Director and Chairman; President       Senior Vice President - Finance
     and Chief Executive Officer            Principal Financial and
                                            Accounting Officer)
Date          March 30, 1999            Date          March 30, 1999
     ________________________________        _______________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  /s/ Martin D. Walker*                By  /s/ John M. Timken, Jr.*
    ______________________________           _______________________________
    Martin D. Walker      Director           John M. Timken, Jr.    Director
Date          March 30, 1999             Date          March 30, 1999

By  /s/ Stanley C. Gault*                By  /s/ W. J. Timken*
    ______________________________           _______________________________
    Stanley C. Gault      Director           W. J. Timken           Director
Date          March 30, 1999             Date          March 30, 1999

By  /s/ J. Clayburn La Force, Jr.*        By /s/ Joseph F. Toot, Jr.*
    ______________________________           _______________________________
    J. Clayburn La Force, Jr., Director      Joseph F. Toot, Jr.    Director
Date          March 30, 1999             Date          March 30, 1999

By  /s/ Robert W. Mahoney*               By  /s/ Charles H. West*
    ______________________________           _______________________________
    Robert W. Mahoney     Director           Charles H. West        Director
Date          March 30, 1999             Date          March 30, 1999

By  /s/ Jay A. Precourt*                 By  /s/ Alton W. Whitehouse*
    ______________________________           _______________________________
    Jay A. Precourt       Director           Alton W. Whitehouse,   Director
Date          March 30, 1999             Date          March 30, 1999


                                        *By  /s/ G. E. Little
                                         ___________________________________
                                         G. E. Little, attorney-in-fact
                                         by authority of Power of Attorney
                                         filed as Exhibit 24 hereto