Form 10-Q
period 1999-03-01
TIMKEN CO
filed 1999-05-13
CIK 98362

1.
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.   20549

                            FORM 10Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999.

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

                    YES    X      NO
                          ___         ___


Common shares outstanding at March 31, 1999, 61,876,631.

PART I.  FINANCIAL INFORMATION                                               2.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

                                                         Mar. 31      Dec. 31
                                                           1999         1998
ASSETS                                                 ----------    ----------
Current Assets                                          (Thousands of dollars)
Cash and cash equivalents...........................      $11,012          $320
Accounts receivable, less allowances,
(1999-$8,741; 1998-$7,949)..........................      373,814       350,483
Deferred income taxes...............................       41,444        42,288
Inventories (Note 2) ...............................      456,220       457,246
                                                       ----------    ----------
          Total Current Assets......................      882,490       850,337

Property, Plant and Equipment.......................    2,827,739     2,789,131
 Less allowances for depreciation...................    1,459,725     1,439,592
                                                       ----------    ----------
                                                        1,368,014     1,349,539

Costs in excess of net assets of acquired business,
less amortization, (1999-$30,338; 1998-$28,936).....      160,178       150,140
Deferred income taxes...............................       25,079        20,409
Other assets........................................       88,222        79,606
                                                       ----------    ----------
      Total Assets..................................   $2,523,983    $2,450,031
                                                       ==========    ==========

LIABILITIES
Current Liabilities
Accounts payable and other liabilities..............     $226,176      $221,823
Short-term debt and commercial paper................      183,865       144,312
Accrued expenses....................................      149,845       124,288
                                                       ----------    ----------
          Total Current Liabilities.................      559,886       490,423

Noncurrent Liabilities
Long-term debt (Note 3) ............................      327,076       325,086
Accrued pension cost................................      155,524       149,366
Accrued postretirement benefits cost................      391,897       390,804
Other noncurrent liabilities........................       38,994        38,271
                                                       ----------    ----------
          Total Noncurrent Liabilities..............      913,491       903,527

Shareholders' Equity (Note 4)
Common stock........................................      289,636       287,003
Earnings invested in the business...................      824,235       818,794
Accumulated other comprehensive income..............      (63,265)      (49,716)
                                                       ----------    ----------
          Total Shareholders' Equity................    1,050,606     1,056,081

      Total Liabilities and Shareholders' Equity....   $2,523,983    $2,450,031
                                                       ==========    ==========

PART I.  FINANCIAL INFORMATION Continued                               3.

THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                        Three Months Ended
                                                        Mar. 31     Mar. 31
                                                          1999       1998
                                                        --------   --------
                                                       (Thousands of dollars,
                                                       except per share data)
Net sales.........................................      $625,370   $707,381
Cost of product sold..............................       498,811    533,015
                                                        --------   --------
   Gross Profit...................................       126,559    174,366

Selling, administrative and general expenses......        89,330     88,141
                                                        --------   --------
   Operating Income...............................        37,229     86,225

Interest expense..................................        (6,656)    (5,863)
Interest income...................................           427        451
Other income (expense)............................        (3,415)    (1,305)
                                                        --------   --------
   Income Before Income Taxes.....................        27,585     79,508
Provision for income taxes (Note 5)...............        11,006     30,372
                                                        --------   --------
   Net Income.....................................       $16,579    $49,136
                                                        ========   ========

   Earnings Per Share * ..........................         $0.27      $0.79
   Earnings Per Share - assuming dilution **.....          $0.27      $0.78

   Dividends Per Share............................         $0.18      $0.18
                                                        ========   ========

*  Per average shares outstanding.....................  61,859,612 62,481,627
** Per average shares outstanding - assuming dilution.  62,018,468 63,331,559

PART I.  FINANCIAL INFORMATION Continued                                   4.

THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                        Three Months Ended
Cash Provided (Used)                                    Mar. 31     Mar. 31
                                                          1999        1998
                                                        -------     -------
OPERATING ACTIVITIES                                 (Thousands of dollars)
Net Income............................................. $16,579     $49,136
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization.........................  36,597      33,756
 (Credit) provision for deferred income taxes..........  (5,724)      1,094
 Stock issued in lieu of cash to employee benefit plans   2,972      10,091
 Changes in operating assets and liabilities:
  Accounts receivable.................................. (21,820)    (38,721)
  Inventories..........................................  (2,807)    (35,391)
  Other assets......................................... (10,196)     (1,879)
  Accounts payable and accrued expenses................  37,210      13,506
  Foreign currency translation.........................   2,623         595
                                                        -------     -------
   Net Cash Provided by Operating Activities...........  55,434      32,187

INVESTING ACTIVITIES
 Purchases of property, plant and equipment - net...... (46,599)    (65,014)
 Purchase of subsidiaries.............................. (27,923)          0
                                                        -------     -------
   Net Cash Used by Investing Activities............... (74,522)    (65,014)

FINANCING ACTIVITIES
 Cash dividends paid to shareholders................... (11,138)    (11,258)
 Purchase of Treasury Shares...........................    (339)    (36,803)
 Payments on long-term debt............................     (78)    (23,108)
 Proceeds from issuance of long-term debt..............   1,819      38,228
 Short-term debt activity - net........................  39,763      71,714
                                                        -------     -------
   Net Cash Provided by Financing Activities...........  30,027      38,773

Effect of exchange rate changes on cash................    (247)        215

Increase in Cash and Cash Equivalents..................  10,692       6,161
Cash and Cash Equivalents at Beginning of Period.......     320       9,824
                                                        -------     -------
Cash and Cash Equivalents at End of Period............. $11,012     $15,985
                                                        =======     =======

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                          5.

Note 1 -- Basis of Presentation
The accompanying consolidated condensed financial statements (unaudited) for the Timken Company (the "company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the company's annual report on Form 10-K for the year ended December 31, 1998.

                                                           3/31/99    12/31/98
Note 2 -- Inventories                                     --------   ---------
                                                         (Thousands of dollars)
Finished products                                         $183,206    $183,950
Work-in-process and raw materials                          231,667     229,397
Manufacturing supplies                                      41,347      43,899
                                                          --------    --------
                                                          $456,220    $457,246
                                                          ========    ========

Note 3 -- Long-term Debt                                   3/31/99    12/31/98
                                                          --------   ---------
                                                         (Thousands of dollars)
State of Ohio Pollution Control Revenue Refunding Bonds,
   maturing on July 1, 2003.  The variable interest
   rate is tied to the bank's tax exempt weekly interest
   rate.  The rate at March 31, 1999 is 2.95%.             $17,000     $17,000
State of Ohio Water Development Revenue Refunding
   Bond, maturing on May 1, 2007.  The variable interest
   rate is tied to the bank's tax exempt weekly interest
   rate. The rate at March 31, 1999 is 3.05%.                8,000       8,000
State of Ohio Air Quality and Water Development Revenue
   Refunding Bonds, maturing on June 1, 2001.  The
   variable interest rate is tied to the bank's tax
   exempt weekly interest rate.  The rate at
   March 31, 1999 is 3.05%.                                 21,700      21,700
State of Ohio Water Development Authority Solid Waste
   Revenue Bonds, maturing on July 2, 2032.  The
   variable interest rate is tied to the bank's tax
   exempt weekly interest rate.  The rate at
   March 31, 1999 is 3.10%.                                 24,000      24,000
Fixed Rate Medium-Term Notes, Series A, due at various
   dates through May, 2028 with interest rates ranging
   from 6.20% to 7.76%.                                    267,000     267,000
Other                                                       12,071       5,105
                                                          --------    --------
                                                           349,771     342,805
Less:  Current Maturities                                   22,695      17,719
                                                          --------    --------
                                                          $327,076    $325,086
                                                          ========    ========

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)
Continued                                                                   6.

Note 4 -- Shareholders' Equity                    3/31/99  12/31/98
                                                 --------  --------
Class I and Class II serial preferred stock    (Thousands of dollars)
without par value:
   Authorized -- 10,000,000 shares each class
   Issued - none                                       $0        $0
Common Stock without par value:
   Authorized -- 200,000,000 shares
   Issued (including shares in treasury)
      1999 - 63,082,626 shares
      1998 - 63,082,626 shares
   Stated Capital                                  53,064    53,064
   Other paid-in capital                          263,056   261,156
Less cost of Common Stock in treasury
      1999 - 1,205,994 shares
      1998 - 1,234,462 shares                      26,484    27,217
                                                 --------  --------
                                                 $289,636  $287,003
                                                 ========  ========

An analysis of the change in capital and earnings invested in the business is as follows:

                                               Common Stock       Earnings    Accumulated
                                                        Other     Invested       Other
                                              Stated   Paid-In     in the    Comprehensive   Treasury
                                             Capital   Capital    Business      Income         Stock       Total
                                             -------   --------   --------     ----------    --------   ----------
                                                                    (Thousands of dollars)
Balance December 31, 1998                    $53,064   $261,156   $818,794       ($49,716)   ($27,217)  $1,056,081

Net Income                                                          16,579                                  16,579
Foreign currency translation adjustment                                           (13,549)                 (13,549)
                                                                                                        ----------
Total comprehensive income                                                                                   3,030

Dividends  - $.18 per share                                        (11,138)                                (11,138)
Stock Options, employee benefit and dividend
  reinvestment plans:                                     1,900                                  733         2,633
  Treasury - (issued)/acquired (28,468) shares
                                             -------   --------    --------     ----------   --------   ----------
Balance March 31, 1999                       $53,064   $263,056    $824,235      ($63,265)   ($26,484)  $1,050,606
                                             =======   ========    ========     ==========   ========   ==========

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                        7.
Continued

Note 5 -- Income Tax Provision          Three Months Ended
                                        Mar. 31     Mar. 31
                                          1999        1998
                                        -------     -------
                    U.S.              (Thousands of dollars)
                       Federal           $9,106     $24,126
                       State & Local      1,035       2,984
                    Foreign                 865       3,262
                                        -------     -------
                                        $11,006     $30,372
                                        =======     =======

Taxes provided exceed the U.S. statutory rate primarily due to state and local taxes and losses without current tax benefits.



Note 6 -- Segment Information

(Thousands of Dollars)                             Three Months Ended
                                                Mar. 31         Mar. 31
Bearings                                          1999            1998
                                                -------         -------
  Net sales to external customers               438,717         462,779
  Depreciation and amortization                  20,486          19,287
  Earnings before interest and taxes             23,249          48,748
  Interest expense                               (5,080)         (4,938)
  Interest income                                   448             458

Steel

  Net sales to external customers                186,653        244,602
  Intersegment sales                              55,378         56,677
  Depreciation and amortization                   16,111         14,483
  Earnings before interest and taxes              11,029         37,606
  Interest expense                                (2,316)        (1,630)
  Interest income                                    719            698

Profit Before Taxes

  Total EBIT for reportable segments              34,278         86,354
  Interest expense                                (6,656)        (5,863)
  Interest income                                    427            451
  Intersegment adjustments                          (464)        (1,434)
  Income before income taxes                      27,585         79,508

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations
---------------------

The Timken Company reported net sales of $625.4 million for the first quarter of 1999, down 11.6% from $707.4 million in 1998's first quarter. Net income declined by 66.2% to $16.6 million compared to $49.1 million in the first quarter of 1998. During the quarter, the company recorded month-to-month improvements in both sales and earnings. First quarter earnings were higher than those recorded during the third and fourth quarters of 1998 when markets were deteriorating rapidly. At this point, sales for the second quarter are expected to improve somewhat over first quarter levels while earnings are expected to be near first quarter results.

Sales were lower in the current year's quarter as a result of lower demand for bearing and steel products in most markets throughout the world. Global weakness in industrial markets and continued deterioration of steel oil country and service center markets fueled by inventory adjustments by key industry producers contributed to the sales decline. Markets in Europe and Latin America also continued to weaken. In North America, aftermarket sales remained depressed; however, automotive and rail markets maintained their strength and Asia Pacific markets are showing some signs of strengthening.

Gross profit was $126.6 million (20.2% of net sales) in the first quarter of 1999, compared to $174.4 million (24.6% of net sales) in 1998's first quarter. Lower sales and production volumes combined with weakness in more profitable aftermarket and industrial market segments contributed to the decline.

Selling, administrative, and general expenses were $89.3 million (14.3% of net sales) in the first quarter of 1999 compared to $88.1 million (12.5% of net sales) in 1998. First quarter 1999 expenses would have been lower except for the addition of Desford Steel Tubes Ltd., now Timken Desford Steel, acquired in the fourth quarter of 1998. The company has been successful in containing administrative costs through the installation of new software systems and focused continuous improvement efforts.

The company is continuing to implement cost cutting initiatives in administrative and manufacturing areas and has taken aggressive actions in Bearings and Steel to improve competitiveness and to produce on-going returns for its shareholders. In the fourth quarter 1998, the company recorded expense of $21.4 million related to these actions. A portion of this expense related to the elimination of 515 positions by December 31, 1999. To-date, 312 positions have been eliminated, with separation cash payments of $4.4 million being made to terminated associates. At this point, the expenses recorded in the fourth quarter 1998 are deemed sufficient to cover the remaining costs associated with the improvement initiatives.

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

"Other income (expense)" reflects higher expense due primarily to foreign currency exchange losses recorded in the first quarter of 1999.

Bearings

Bearings' net sales were $438.7 million in the first quarter of 1999, down 5.2% from the $462.8 million recorded in the year-earlier period. Sales to North American automotive markets increased by 11% compared to the year-ago quarter as the strong levels of activity in light and heavy truck production experienced in 1998 continued into 1999. North American locomotive and freight car markets also remained strong. Industrial markets, however, continued to weaken from already low levels at year-end 1998 showing a decrease of 18% compared to the first quarter 1998. Global weakness in agricultural and commodity prices as well as inventory adjustments on the part of key industry producers hurt industrial bearing sales, particularly in the aftermarket.

First quarter 1999 sales in Europe were down by 14% as weakness in the economy in both Western and Eastern Europe continued. Many of the factors influencing North American markets are also impacting Europe. Sales in Latin American markets are down by 29% as a result of the financial crisis in that part of the world. Asia Pacific markets are showing some signs of strengthening from 1998's extremely depressed levels.

Bearings' earnings before interest and income taxes (EBIT) for the first quarter was $23.2 million compared to $48.7 million in the year-earlier period. Lower manufacturing volumes combined with lower sales in industrial original equipment and aftermarket distribution segments in North America and Europe contributed to the decline in profits. Lower levels of production aimed at controlling inventory also hurt EBIT in the first quarter of 1999. Selling and administrative expenses were up slightly from the first quarter of last year as Bearings continued to invest in growth initiatives while closely controlling day-to-day spending.

In February 1999, the company agreed to increase its ownership in Tata Timken Limited (Tata), a joint venture with The Tata Iron and Steel Company (TISCO) of India, to 80 percent by acquiring the 40 percent stake held by TISCO. The transaction was approved by the Indian government and completed in March. The Indian public continues to hold the remaining 20 percent.

Steel

Steel's net sales, including intersegment sales, were $242 million in the first quarter of 1999, down 19.7% from the $301.3 million recorded a year earlier. The reduction in demand that began late in the second quarter of 1998 continued into the

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

first quarter 1999. Sales were lower in all markets. Weakness in oil country markets continued as first quarter sales were down by more than 80% compared to the year-ago quarter. Service center markets were also weak with first quarter 1999 sales 65% below last year's first quarter as distributors continue to reduce excess inventories. However, it appears as though the bottom of this inventory correction may have been reached as bookings have begun to stabilize. Industrial sales were off by about 24% while sales to external bearing customers dropped by 29%. Tool steel and aerospace sales also declined by 15% and 44% respectively. Precision steel component sales to automotive customers were up by about 8% in the first quarter. Overall, alloy steel automotive demand is off slightly from the first quarter 1998 record levels; however, it has continued to provide the main source of consistent demand for the Steel business in 1999. The company does not expect significant improvement in steel markets before late in the second quarter. Sales in the first quarter of 1999 include sales from Timken Desford Steel acquired in the fourth quarter of 1998.

Steel's EBIT was $11 million in the first quarter of 1999 compared to $37.6 million in last year's corresponding period.
In addition to lower sales volumes, lower production volumes and the shift in mix to lower margin automotive sales contributed to lower first quarter profits. Lower purchased scrap prices helped in part to offset higher costs associated with manufacturing inefficiencies that resulted from lower volume. Steel has implemented a series of cost improvement actions aimed at improving efficiency and profitability such as the alignment of its work force to match lower volumes and the acceleration of plans to streamline rolling processes. In addition, staffing reductions in administrative areas have helped to reduce selling and administrative expenses despite the addition of Timken Desford Steel.

Financial Condition
-------------------

Total assets as shown on the Consolidated Condensed Balance Sheets increased by $74 million from December 31, 1998. Approximately $50 million of the increase resulted from the consolidation of Tata Timken Limited (Tata) assets into the company's balance sheet. Prior to the March 1999 increase in ownership to 80%, the company's investment in Tata was accounted for using the equity method. Inventory balances at the end of the first quarter were basically unchanged from year-end 1998 levels. The number of days' supply in inventory increased slightly to 111 days at March 31, 1999, compared to 109 days at December 31, 1998, due primarily to the addition of Tata inventory and an increase in steel inventory. Bearings' inventory (including Tata) decreased by about 3 days. Steel's inventory increased by about 8 days to accommodate upcoming planned facility schedule reductions.

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

As shown on the Consolidated Condensed Statement of Cash Flows, the change in inventories used $2.8 million of cash during the first quarter of 1999. Accounts receivable increased
$21.8 million since year-end. The number of days' sales in receivables at March 31, 1999, was only slightly higher than December 31, 1998, levels due to a proportionately higher level of sales in the last month of the quarter. Cash was provided by a $37.2 million increase in accounts payable and accrued expenses related in part to higher retirement and postretirement benefit liabilities and accruals for performance-based pay. Purchases of property, plant and equipment used $46.6 million of cash in the first three months of 1999 compared to $65 million during the same period in 1998. The company limited capital expenditures in the first quarter as a means to conserve cash in response to the business environment. Growth initiatives were continued as the company invested $27.9 million to acquire an additional 40% ownership in Tata Timken Limited. Company investments continue to support activities consistent with the strategies it is pursuing to achieve industry leadership positions. Further capital investments in technologies within the company's plants throughout the world and new acquisitions provide Timken with the opportunity to improve the company's competitiveness and meet the needs of its growing base of customers.

The 32.7% debt to total capital ratio at March 31, 1999, was higher than the 30.8% at year-end 1998. Debt increased by $41.5 million, from $469.4 million at year-end 1998 to $510.9 million at the end of the first quarter. Almost $9.8 million of the increase resulted from consolidating Tata Timken debt. Cash was also needed to fund additional investments in property, plant and equipment and to finance acquisitions. Any future cash needs that exceed cash generated from operations will be met by short-term borrowing and issuance of medium-term notes. Total shareholders' equity decreased by $5.5 million. The
$16.6 million increase in equity from the first quarter's net income was more than offset by a $13.5 million foreign currency translation adjustment and the payment of $11.1 million in dividends.

Other Information
-----------------

The Timken Company has approached year 2000 compliance using a defined methodology that includes inventory and assessment, remediation, test, integration, implementation and contingency plan components. Begun in 1996, this program encompasses Timken worldwide business systems and operations, manufacturing and distribution systems, technical architecture, end-user computing and the company's supplier and customer base. Additionally, the company's corporate information systems department has instituted a corporate level reporting and tracking process that monitors

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

all Timken year 2000 project efforts worldwide. Critical business computer information technology (IT) systems were year 2000 ready as of January 1999. Current project plans call for Timken to have all of its critical non-IT manufacturing and personal end-user systems year 2000 ready and substantially implemented in the second quarter of 1999. Testing on all systems will continue throughout 1999. Although the company plans to meet these projected completion dates, it can provide no assurances that all of its year 2000 efforts will be successful. The company expects that the total costs associated with its year 2000 conversion efforts will not have a material effect on its financial position, results of operations or cash flows. Between 1996 and 1999, overall costs of the year 2000 project, including internal and external resources as well as hardware and software, are expected to approximate $15 million. As of March 1999, the company spent $10.3 million in support of these efforts. Its year 2000 efforts have had minimal impact on its other information technology programs. The company's financial results are also dependent on the ability of customers, suppliers and governments to become year 2000 compliant. The company is making concerted efforts to understand the year 2000 status of its customers and third parties including, without limitation, electric utilities, water utilities, communications carriers, transportation providers, governmental entities, vendors and other general service suppliers. The company has implemented a structured plan to communicate and evaluate year 2000 compliance of its customers and suppliers. This plan includes surveys, audits, meetings and other applicable methods. These efforts are to minimize any potential year 2000 compliance impact; however, it is not possible to guarantee compliance.

The company is currently in the process of developing financial and operating contingency plans and will be finalizing such plans during the first half of 1999. The company is also in the process of identifying fourth quarter 1999 and first quarter 2000 operating support strategies, which include staffing requirements, communication procedures and installation schedules, to minimize the impact of potential disruptions. Failure of the company or any third party with whom the company has a material relationship to achieve year 2000 compliance could have a material adverse effect on the company's business, financial condition or results of operations or involve safety risk.

Assets and liabilities of subsidiaries, other than Timken Romania which is considered to operate in a highly inflationary economy, are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the quarter. Related translation adjustments are reflected as a separate component of accumulated other comprehensive income. Foreign currency gains and losses resulting from transactions and the translation of financial statements of Timken Romania are included in the results of operations.

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

Foreign currency exchange losses included in first quarter 1999 operating results amounted to $6.5 million compared to $0.6 million in the year-ago period. In addition, the company recorded a foreign currency translation adjustment of $13.5 million which reduced other comprehensive income compared to a reduction of $5.1 million in the first quarter of 1998. Weakening currencies in most of the countries in which the company operates caused the losses. The January 1999 devaluation of the Brazilian Real contributed to 1999's foreign currency losses; however, the company's operations in France and the United Kingdom recorded the most significant translation losses.

On April 20, 1999, the Board of Directors declared a quarterly cash dividend of 18 cents per share payable June 7, 1999, to shareholders of record at the close of business on May 21, 1999. This is the 308th consecutive dividend paid on the common stock of the company.

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

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

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

Item 4.  Submission of Matters to a Vote of Security Holders

          (1) The Board of Directors recommended the four individuals set forth below be elected Directors in Class II at the 1999 Annual Meeting of Shareholders of The Timken Company held on April 20, 1999, to serve a term of three years expiring at the Annual Meeting in 2002 (or until their respective successors are elected and qualified). All four individuals had been previously elected as Directors by the shareholders and were re-elected at the 1999 meeting.

                                           Affirmative           Withheld

                J. Clayburn La Force, Jr.  55,242,938              773,385
                Robert W. Mahoney          55,291,149              725,174
                Jay A. Precourt            55,304,696              711,627
                Joseph F. Toot, Jr.        54,809,791            1,206,532

          (2) The Board of Directors recommended the one individual set forth below be elected Director in Class I at the 1999 Annual Meeting of Shareholders of The Timken Company held on April 20, 1999, to serve a term of two years expiring at the Annual Meeting in 2001 (or until his respective successor is elected and qualified). The individual was elected at the 1999 meeting.

                                           Affirmative           Withheld

                John A. Luke, Jr.          54,889,447            1,126,876

          (3) Shareholders approved The Timken Company Senior Executive Management Performance Plan, effective January 1, 1999.

                    Affirmative            Negative          Abstain
                     52,622,428            2,460,240         933,655

Item 5.  Other Information

          Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

          (a).  Exhibits

               10 The Timken Company 1996 Deferred Compensation Plan amended and restated effective as of April 20, 1999.

               10.1 The Timken Company Senior Executive Management Performance
                    Plan effective January 1, 1999, and approved by share-holders April 20, 1999, was filed as Appendix A to Proxy Statement dated February 24, 1999, and is incorporated herein by reference.

               11   Computation of Per Share Earnings

               12   Computation of Ratio of Earnings to Fixed Charges

               27   Financial Data Schedule

          The company did not file any reports on Form 8-K during the three months ended March 31, 1999.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         The Timken Company
                                  _______________________________


Date       May 13, 1999            BY   /s/ W. R. Timken, Jr.
      ________________________    _______________________________
                                   W. R. Timken, Jr.,
                                   Director and Chairman;
                                   President and Chief Executive
                                   Officer


Date       May 13, 1999            BY   /s/ G. E. Little
      ________________________    _______________________________
                                   G. E. Little
                                   Senior Vice President - Finance