Form 10-Q
period 1999-06-30
TIMKEN CO
filed 1999-08-12
CIK 98362

1.
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.   20549

                            FORM 10Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999.

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

                    YES    X      NO
                          ___         ___


Common shares outstanding at June 30, 1999, 61,926,353.

PART I.  FINANCIAL INFORMATION                                               2.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

                                                         June 30      Dec. 31
                                                           1999         1998
ASSETS                                                 ----------    ----------
Current Assets                                          (Thousands of dollars)
Cash and cash equivalents...........................      $19,577          $320
Accounts receivable, less allowances,
(1999-$9,542; 1998-$7,949)..........................      356,619       350,483
Deferred income taxes...............................       43,712        42,288
Inventories (Note 2) ...............................      415,637       457,246
                                                       ----------    ----------
          Total Current Assets......................      835,545       850,337

Property, Plant and Equipment.......................    2,851,275     2,789,131
 Less allowances for depreciation...................    1,481,959     1,439,592
                                                       ----------    ----------
                                                        1,369,316     1,349,539

Costs in excess of net assets of acquired business,
less amortization, (1999-$31,790; 1998-$28,936).....      155,159       150,140
Deferred income taxes...............................       27,209        20,409
Other assets........................................       84,287        79,606
                                                       ----------    ----------
      Total Assets..................................   $2,471,516    $2,450,031
                                                       ==========    ==========

LIABILITIES
Current Liabilities
Accounts payable and other liabilities..............     $220,990      $221,823
Short-term debt and commercial paper................      148,169       144,312
Accrued expenses....................................      149,357       124,288
                                                       ----------    ----------
          Total Current Liabilities.................      518,516       490,423

Noncurrent Liabilities
Long-term debt (Note 3) ............................      327,978       325,086
Accrued pension cost................................      146,654       149,366
Accrued postretirement benefits cost................      393,710       390,804
Other noncurrent liabilities........................       36,626        38,271
                                                       ----------    ----------
          Total Noncurrent Liabilities..............      904,968       903,527

Shareholders' Equity (Note 4)
Common stock........................................      290,058       287,003
Earnings invested in the business...................      825,353       818,794
Accumulated other comprehensive income..............      (67,379)      (49,716)
                                                       ----------    ----------
          Total Shareholders' Equity................    1,048,032     1,056,081

      Total Liabilities and Shareholders' Equity....   $2,471,516    $2,450,031
                                                       ==========    ==========

PART I.  FINANCIAL INFORMATION Continued                               3.

THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                                   Six Months Ended            Three Months Ended
                                                                 June 30       June 30        June 30       June 30
                                                                   1999          1998          1999          1998
                                                               ----------    ----------      --------      --------
                                                                   (Thousands of dollars, except per share data)
Net sales...................................................   $1,261,469    $1,409,128      $636,099      $701,747
Cost of product sold........................................    1,015,309     1,070,020       516,498       537,005
                                                               ----------    ----------      --------      --------
   Gross Profit.............................................      246,160       339,108       119,601       164,742

Selling, administrative and general expenses................      177,111       178,041        87,781        89,900
                                                               ----------    ----------      --------      --------
   Operating Income.........................................       69,049       161,067        31,820        74,842

Interest expense............................................      (13,525)      (12,470)       (6,869)       (6,607)
Interest income.............................................        1,148           929           721           478
Other income (expense)......................................       (6,163)       (8,556)       (2,748)       (7,251)
                                                               ----------    ----------      --------      --------
   Income Before Income Taxes...............................       50,509       140,970        22,924        61,462
Provision for income taxes (Note 5).........................       21,666        53,145        10,660        22,773
                                                               ----------    ----------      --------      --------
   Net Income...............................................      $28,843       $87,825       $12,264       $38,689
                                                               ==========    ==========      ========      ========

   Earnings Per Share * ....................................        $0.47         $1.41         $0.20         $0.62
   Earnings Per Share  - assuming dilution **...............        $0.46         $1.39         $0.20         $0.61

   Dividends Per Share......................................        $0.36         $0.36         $0.18         $0.18
                                                               ==========    ==========      ========      ========

*  Per average shares outstanding...........................   61,884,046    62,379,675    61,906,626    62,213,764
** Per average shares outstanding - assuming dilution.......   62,122,559    63,287,712    62,224,795    63,179,905

PART I.  FINANCIAL INFORMATION Continued                                   4.

THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                         Six Months Ended
Cash Provided (Used)                                    June 30     June 30
                                                          1999        1998
                                                        -------     -------
OPERATING ACTIVITIES                                 (Thousands of dollars)
Net Income............................................. $28,843     $87,825
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization.........................  73,652      69,003
 Credit for deferred income taxes...................... (10,904)       (383)
 Stock issued in lieu of cash to employee benefit plans   3,394      18,989
 Changes in operating assets and liabilities:
  Accounts receivable..................................  (6,300)    (27,541)
  Inventories..........................................  36,541     (45,619)
  Other assets.........................................  (3,309)     (9,611)
  Accounts payable and accrued expenses................  23,660      18,662
  Foreign currency translation.........................   2,823       1,034
                                                        -------     -------
   Net Cash Provided by Operating Activities........... 148,400     112,359

INVESTING ACTIVITIES
 Purchases of property, plant and equipment - net...... (88,065)   (133,107)
 Acquisitions.......................................... (27,939)          0
                                                        -------     -------
   Net Cash Used by Investing Activities...............(116,004)   (133,107)

FINANCING ACTIVITIES
 Cash dividends paid to shareholders................... (22,284)    (22,462)
 Purchase of Treasury Shares...........................    (339)    (43,875)
 Payments on long-term debt............................    (279)    (23,190)
 Proceeds from issuance of long-term debt..............   2,723     138,272
 Short-term debt activity - net........................   7,570     (15,645)
                                                        -------     -------
   Net Cash (Used) Provided by Financing Activities.... (12,609)     33,100

Effect of exchange rate changes on cash................    (530)        (73)

Increase in Cash and Cash Equivalents..................  19,257      12,279
Cash and Cash Equivalents at Beginning of Period.......     320       9,824
                                                        -------     -------
Cash and Cash Equivalents at End of Period............. $19,577     $22,103
                                                        =======     =======

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                          5.

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

                                                           6/30/99    12/31/98
Note 2 -- Inventories                                     --------   ---------
                                                         (Thousands of dollars)
Finished products                                         $162,479    $183,950
Work-in-process and raw materials                          212,473     229,397
Manufacturing supplies                                      40,685      43,899
                                                          --------    --------
                                                          $415,637    $457,246
                                                          ========    ========

Note 3 -- Long-term Debt                                   6/30/99    12/31/98
                                                          --------   ---------
                                                         (Thousands of dollars)
State of Ohio Pollution Control Revenue Refunding Bonds,
   maturing on July 1, 2003.  The variable interest
   rate is tied to the bank's tax exempt weekly interest
   rate.  The rate at June 30, 1999 is 3.65%.              $17,000     $17,000
State of Ohio Water Development Revenue Refunding
   Bond, maturing on May 1, 2007.  The variable interest
   rate is tied to the bank's tax exempt weekly interest
   rate. The rate at June 30, 1999 is 3.50%.                 8,000       8,000
State of Ohio Air Quality and Water Development Revenue
   Refunding Bonds, maturing on June 1, 2001.  The
   variable interest rate is tied to the bank's tax
   exempt weekly interest rate.  The rate at
   June 30, 1999 is 3.50%.                                  21,700      21,700
State of Ohio Water Development Authority Solid Waste
   Revenue Bonds, maturing on July 2, 2032.  The
   variable interest rate is tied to the bank's tax
   exempt weekly interest rate.  The rate at
   June 30, 1999 is 3.55%.                                  24,000      24,000
Fixed Rate Medium-Term Notes, Series A, due at various
   dates through May, 2028 with interest rates ranging
   from 6.20% to 7.76%.                                    267,000     267,000
Other                                                       12,687       5,105
                                                          --------    --------
                                                           350,387     342,805
Less:  Current Maturities                                   22,409      17,719
                                                          --------    --------
                                                          $327,978    $325,086
                                                          ========    ========

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)
Continued                                                                   6.

Note 4 -- Shareholders' Equity                    6/30/99  12/31/98
                                                 --------  --------
Class I and Class II serial preferred stock    (Thousands of dollars)
without par value:
   Authorized -- 10,000,000 shares each class
   Issued - none                                       $0        $0
Common Stock without par value:
   Authorized -- 200,000,000 shares
   Issued (including shares in treasury)
      1999 - 63,082,626 shares
      1998 - 63,082,626 shares
   Stated Capital                                  53,064    53,064
   Other paid-in capital                          262,380   261,156
Less cost of Common Stock in treasury
      1999 - 1,156,272 shares
      1998 - 1,234,462 shares                      25,386    27,217
                                                 --------  --------
                                                 $290,058  $287,003
                                                 ========  ========

An analysis of the change in capital and earnings invested in the business is as follows:

                                               Common Stock       Earnings    Accumulated
                                                        Other     Invested       Other
                                              Stated   Paid-In     in the    Comprehensive   Treasury
                                             Capital   Capital    Business      Income         Stock       Total
                                             -------   --------   --------     ----------    --------   ----------
                                                                    (Thousands of dollars)
Balance December 31, 1998                    $53,064   $261,156   $818,794       ($49,716)   ($27,217)  $1,056,081

Net Income                                                          28,843                                  28,843
Foreign currency translation adjustment                                           (17,663)                 (17,663)
                                                                                                        ----------
Total comprehensive income                                                                                  11,180

Dividends  - $.36 per share                                        (22,284)                                (22,284)
Stock Options, employee benefit and dividend
  reinvestment plans:                                     1,224                                 1,831        3,055
  Treasury - (issued)/acquired (78,190) shares
                                             -------   --------    --------     ----------   --------   ----------
Balance June 30, 1999                        $53,064   $262,380    $825,353      ($67,379)   ($25,386)  $1,048,032
                                             =======   ========    ========     ==========   ========   ==========

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                          7.
Continued

Note 5 -- Income Tax Provision        Six Months Ended     Three Months Ended
                                     June 30     June 30   June 30     June 30
                                       1999        1998     1999        1998
                                     -------     -------   -------     -------
                 U.S.                          (Thousands of dollars)
                    Federal          $17,455     $41,530    $8,349     $17,404
                    State & Local      1,421       5,170       386       2,186
                 Foreign               2,790       6,445     1,925       3,183
                                     -------     -------   -------     -------
                                     $21,666     $53,145   $10,660     $22,773
                                     =======     =======   =======     =======

Taxes provided exceed the U.S. statutory rate primarily due to state and local taxes and losses without current tax benefits. These unfavorable permanent differences had a greater percentage impact on the company's effective tax rate due to lower earnings.

Note 6 -- Segment Information

(Thousands of Dollars)                Three Months Ended     Six Months Ended
                                      June 30    June 30    June 30    June 30
Bearings                               1999       1998       1999       1998
                                     --------   --------    --------  --------
  Net sales to external customers    $451,438   $469,793    $890,155  $932,572
  Depreciation and amortization        20,517     20,398      41,003    39,685
  Earnings before interest and taxes   20,070     41,264      43,319    90,012
  Interest expense                     (5,423)    (5,607)    (10,503)  (10,545)
  Interest income                         755        451       1,203       909

Steel

  Net sales to external customers     184,661    231,954     371,314   476,556
  Intersegment sales                   48,265     56,643     103,643   113,320
  Depreciation and amortization        16,538     14,835      32,649    29,318
  Earnings before interest and taxes    7,250     27,837      18,279    65,443
  Interest expense                     (2,252)    (1,832)     (4,568)   (3,462)
  Interest income                         773        859       1,492     1,557

Profit Before Taxes

  Total EBIT for reportable segments   27,320     69,101      61,598   155,455
  Interest expense                     (6,869)    (6,607)    (13,525)  (12,470)
  Interest income                         721        478       1,148       929
  Intersegment adjustments              1,752     (1,510)      1,288    (2,944)
  Income before income taxes           22,924     61,462      50,509   140,970

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations
---------------------

The Timken Company reported net sales of $636.1 million for the second quarter of 1999, down 9.4% from $701.7 million in 1998's second quarter. Net income declined by 68.2% to $12.3 million compared to $38.7 million in the second quarter of 1998.

The continuing global market weakness that hit most durable goods manufacturers a year ago continued to negatively impact sales and earnings for the second quarter and first half of 1999. With the exception of automotive sales, demand for the company's bearing and steel products was dramatically lower in all markets as customers continued to reduce inventories. The most significant decline was in Steel's oil country and service center markets and Bearings' industrial original equipment, rail and aftermarket distribution markets. The company continued to experience soft demand in Europe and Latin America. In North America, light and heavy truck markets remained strong and Asia Pacific markets continued to show some improvement from very low levels.

Gross profit was $119.6 million (18.8% of net sales) in the second quarter of 1999, compared to $164.7 million (23.5% of net sales) in 1998's second quarter. Lower sales in more profitable aftermarket and industrial market segments combined with lower plant operating levels contributed to the decline. The company's U.S. bearing plants operated at about 10% below second quarter 1998 levels while steel and European bearing plant operations were down by about 25%. A net favorable settlement of various litigation and a reduction in the amount previously reserved for performance-based pay contributed to second quarter gross profit. The effect of these items was basically offset by inventory write-offs, an increase in the amount reserved for sales and use taxes relating to the audit of a prior year and associate severance costs.

Selling, administrative, and general expenses were $87.8 million (13.8% of net sales) in the second quarter of 1999, down $2.1 million compared to $89.9 million (12.8% of net sales) recorded in the year-ago quarter. This reduction in expense resulted primarily from a reduction in the amount previously reserved for performance-based pay and the company's continued emphasis on implementing structural changes in administrative areas to reduce cost. Second quarter 1999 expenses would have been lower except for some associate severance costs and the inclusion of selling and administrative expenses for Timken Desford Steel and Timken India Limited, acquired in December 1998 and March 1999, respectively.

The company is continuing to implement cost cutting initiatives in administrative and manufacturing areas and has taken aggressive actions in Bearings and Steel to improve competitiveness and to produce on-going returns for its shareholders. In the fourth quarter 1998, the company recorded

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

expense of $21.4 million related to these actions. A portion of this expense related to the elimination of 515 positions by December 31, 1999. To date, 390 positions have been eliminated, with separation cash payments of $6.9 million being made to terminated associates. At this point, the expenses recorded in the fourth quarter 1998 are deemed sufficient to cover the remaining costs associated with the improvement initiatives.
The closing of the company's manufacturing operations at its Australian Timken facilities in Ballarat has been completed. Costs associated with the closing were included in the $21.4 million recorded in the fourth quarter 1998.

"Other income (expense)" reflects lower expense compared to the 1998's second quarter. Expense in the second quarter of 1998 was higher due primarily to the disposal of certain fixed assets resulting from a company-initiated internal fixed asset review that is conducted approximately every five years.

Bearings

Bearings' net sales were $451.4 million in the second quarter of 1999, down 3.9% from the $469.8 million recorded in the year-earlier period. Sales to North American automotive markets increased by 17% compared to the year-ago quarter as the strong levels of activity in light and heavy truck production continued into the second quarter of 1999.

Second quarter sales into North American locomotive and freight car markets declined by 11% compared to the previous year's quarter. Industrial bearing sales, including original equipment and aftermarket, declined by 20% compared to the second quarter 1998. Continued global weakness in agricultural and heavy industrial markets, including construction, oil exploration and mining, negatively impacted bearing sales.

Demand in Latin America and Europe remains soft as a result of the continued broad-based market weakness. Second quarter sales in Europe were off by 9% compared to a year ago and sales in Latin American countries were down 20%. Asia Pacific markets continue to show some signs of strengthening from 1998's depressed levels. The Bearings business is accelerating plans to rationalize operations worldwide to offset lower demand levels and to continue improving operating efficiency.

Bearings' earnings before interest and income taxes (EBIT) for the second quarter 1999 was $20.1 million compared to $41.3 million in the year-earlier period. Lower sales in industrial original equipment and aftermarket distribution segments in North America and Europe combined with some price erosion contributed to the decline in profits. Reduced manufacturing schedules necessitated by the lower demand and aggressive actions to reduce inventory also hurt EBIT in the current year's second quarter. Selling and administrative

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

expenses were down slightly from the second quarter of last year. Expenses were lower as a result of continued emphasis on controlling day-to-day expenses and a reduction in the amount reserved for performance-based pay. Offsetting these reductions were Bearings' portion of the increase in the amount reserved for sales and use taxes and the addition of administrative expenses for Timken India Limited, acquired in March 1999.

Steel

Steel's net sales, including intersegment sales, were $232.9 million in the second quarter of 1999, down 19.3% from the $288.6 million recorded a year earlier. The reduction in demand that began late in the second quarter of 1998 continued into the second quarter 1999. Sales were lower in almost all markets as recovery of steel markets has been slower than expected. Oil country and service center markets remain markedly depressed. Sales into oil country markets declined by more than 80% compared to the year-ago quarter. Similarly, service center sales were 60% below last year's second quarter as distributors continued to reduce excess inventories. Based on the fact that orders have begun to stabilize, the company continues to believe that the bottom of this inventory correction may have been reached. Industrial sales were off by about 25% while sales to external bearing customers dropped by about 29%. Tool steel and aerospace sales also declined by 11% and 37%, respectively. Precision steel component sales to automotive customers were up by about 22% in the second quarter. Overall, alloy steel automotive demand was about flat compared to the second quarter 1998 levels and continues to provide the main source of consistent demand for the Steel business. The company believes that demand for steel products in the last half of 1999 will remain relatively flat compared to current levels. Steel sales in the second quarter of 1999 include sales from Timken Desford Steel acquired in the fourth quarter of 1998.

Steel's EBIT was $7.3 million in the second quarter of 1999 compared to $27.8 million in 1998's second quarter. Lower sales and production volumes and the shift in mix to lower margin automotive sales contributed to lower second quarter profits. Steel also experienced some price erosion in the second quarter. Lower purchased scrap prices helped to offset in part higher costs associated with manufacturing inefficiencies that resulted from lower volume. Steel has implemented a series of cost improvement actions aimed at improving efficiency and profitability such as the alignment of its work force to match lower volumes and the acceleration of plans to streamline rolling processes. In addition, staffing reductions in administrative areas have helped to reduce selling and administrative expenses despite the addition of Timken Desford Steel. The second phase of Steel's administrative cost reductions began in the second quarter and resulted in recording some associate severance costs.

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

Financial Condition
-------------------

Total assets as shown on the Consolidated Condensed Balance Sheets increased by $21.5 million from December 31, 1998.
Assets increased by approximately $50 million resulting from the consolidation of Timken India Limited (formerly Tata Timken Limited) assets into the company's balance sheet. Prior to the March 1999 increase in ownership to 80%, the company's investment in Timken India was accounted for using the equity method. Inventory balances at the end of the second quarter were substantially lower than year-end 1998 levels. The number of days' supply in inventory decreased by 4 days to 105 days at June 30, 1999, compared to 109 days at December 31, 1998. Bearings' inventory (including Timken India) decreased by about 12 days. Steel's inventory increased by about 9 days primarily to accommodate planned schedule reductions at various operations throughout the steel plants.

As shown on the Consolidated Condensed Statement of Cash Flows, the change in inventories provided $36.5 million of cash during the first six months of 1999. Although accounts receivable have increased by $6.3 million since year-end, the number of days' sales in receivables at June 30, 1999, was basically unchanged from December 31, 1998, as sales in last two months of the second quarter 1999 were higher than those in the last two months of the fourth quarter 1998. Cash was provided by a $23.7 million increase in accounts payable and accrued expenses related primarily to higher retirement and postretirement benefit liabilities. Purchases of property, plant and equipment used $88.1 million of cash in the first six months of 1999, about 34% below the $133 million spent during the same period in 1998. The company's capital expenditures for 1999 are expected to remain at about 30% below 1998's spending as the company continues to limit capital spending as a means to conserve cash in response to the business environment. Growth initiatives were continued as the company invested approximately $28 million in March to acquire the additional 40% ownership in Timken India Limited. Company investments continue to support activities consistent with strategies it is pursuing to achieve industry leadership.
Further capital investments in technologies within the company's plants throughout the world and new acquisitions provide Timken with the opportunity to improve the company's competitiveness and meet the needs of its growing base of customers.

The 31.2% debt-to-total-capital ratio at June 30, 1999, was slightly higher than the 30.8% at year-end 1998. Debt increased by $6.7 million during the first half of 1999 to $476.1 million at June 30, 1999. Included in that increase is $9.8 million of debt assumed with the March 1999 acquisition of Timken India Limited. Compared to the debt levels at the end of the first quarter, the company reduced debt in the second quarter of 1999 by $34.8 million resulting primarily from aggressive efforts

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

to reduce inventory and limit capital expenditures.

Any future cash needs that exceed cash generated from operations will be met by short-term borrowing and issuance of medium-term notes. Total shareholders' equity decreased by $8 million since year-end 1998. The $28.8 million increase in equity resulting from the first six month's net income was more than offset by a $17.7 million foreign currency translation adjustment and the payment of $22.3 million in dividends.

Other Information
-----------------

The Timken Company has approached year 2000 compliance using a defined methodology that includes inventory and assessment, remediation, test, integration, implementation and contingency plan components. Begun in 1996, this program encompasses Timken worldwide business systems and operations, manufacturing and distribution systems, technical architecture, end-user computing and the company's supplier and customer base. Additionally, the company's corporate information systems department has instituted a corporate level reporting and tracking process that monitors all Timken year 2000 project efforts worldwide. Critical business computer information technology (IT) systems were year 2000 ready as of January 1999. Critical non-IT manufacturing and business support personal end-user systems year 2000 readiness was achieved in the second quarter of 1999. Systems testing and testing with our customers and suppliers will continue throughout 1999 to ensure the continued compliance of our critical systems. Although the company has met its completion dates, it can provide no assurances that all of its year 2000 efforts will be successful.

The company expects that the total costs associated with its year 2000 conversion efforts will not have a material effect on its financial position, results of operations or cash flows. Between 1996 and 1999, overall costs of the year 2000 project, including internal and external resources as well as hardware and software, are expected to approximate $15 million. As of June of 1999, the company spent $12.5 million in support of these efforts. Its year 2000 efforts have had minimal impact on its other information technology programs.

The company's financial results are also dependent on the ability of customers, suppliers and governments to become year 2000 compliant. The company is making concerted efforts to understand the year 2000 status of its customers and third parties including, without limitation, electric utilities, water utilities, communications carriers, transportation providers, governmental entities, vendors and other general service suppliers. The company has implemented a structured plan to communicate and evaluate year 2000 compliance of its customers and suppliers. This plan includes surveys, audits, meetings and

                                                            13.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

other applicable methods. The company has evaluated its critical suppliers and has developed appropriate contingency plans. These efforts are to minimize any potential year 2000 compliance impact; however, it is not possible to guarantee compliance.
The company has developed financial and operating contingency plans for facilities worldwide as of June 1999. These plans, which will be finalized by August 1999, will continue to be refined, tested and reviewed during the remainder of 1999.

The company is also in the process of identifying fourth quarter 1999 and first quarter 2000 operating support strategies, which include staffing requirements, communication procedures, installation requirements, and event management activities, to minimize the impact of potential disruptions. Failure of the company or any third party with whom the company has a material relationship to achieve year 2000 compliance could have a material adverse effect on the company's business, financial condition or results of operations or involve safety risk.

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

Foreign currency exchange losses included in the company's operating results for the first six months ended June 30, 1999, amounted to $7.1 million compared to $0.7 million in the year-ago period. In addition, the company recorded a foreign currency translation adjustment of $17.7 million that reduced other comprehensive income compared to a reduction of $9 million in the first half of 1998. Weakening currencies in most of the countries in which the company operates caused the losses. The January 1999 devaluation of the Brazilian Real contributed to 1999's foreign currency losses; however, the company's operations in France and the United Kingdom recorded the most significant translation losses.

On August 6, 1999, the Board of Directors declared a qarterly cash dividend of 18 cents per share payable September 7, 1999, to shareholders of record at the close of business on August 20, 1999. This is the 309th consecutive dividend paid on the common stock of the company.

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

Item 6.  Exhibits and Reports on Form 8-K

          (a).  Exhibits

               11   Computation of Per Share Earnings

               12   Computation of Ratio of Earnings to Fixed Charges

               27   Financial Data Schedule

         The company did not file any reports on Form 8-K during the three months ended June 30, 1999.


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


                                         The Timken Company
                                  _______________________________


Date       August 12, 1999         BY   /s/ W. R. Timken, Jr.
      ________________________    _______________________________
                                   W. R. Timken, Jr.,
                                   Director and Chairman;
                                   President and Chief Executive
                                   Officer


Date       August 12, 1999         BY   /s/ G. E. Little
      ________________________    _______________________________
                                   G. E. Little
                                   Senior Vice President - Finance