Form 10-Q
period 1999-09-30
TIMKEN CO
filed 1999-11-12
CIK 98362

1.
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.   20549

                            FORM 10Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999.

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

                    YES    X      NO
                          ___         ___


Common shares outstanding at September 30, 1999, 61,930,145.

PART I.  FINANCIAL INFORMATION                                               2.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

                                                         Sept. 30      Dec. 31
                                                           1999         1998
ASSETS                                                 ----------    ----------
Current Assets                                          (Thousands of dollars)
Cash and cash equivalents...........................      $18,379          $320
Accounts receivable, less allowances,
(1999-$10,168; 1998-$7,949).........................      358,873       350,483
Deferred income taxes...............................       39,276        42,288
Inventories (Note 2) ...............................      422,908       457,246
                                                       ----------    ----------
          Total Current Assets......................      839,436       850,337

Property, Plant and Equipment.......................    2,885,457     2,789,131
 Less allowances for depreciation...................    1,512,378     1,439,592
                                                       ----------    ----------
                                                        1,373,079     1,349,539

Costs in excess of net assets of acquired business,
less amortization, (1999-$33,266; 1998-$28,936).....      154,059       150,140
Deferred income taxes...............................       13,641        20,409
Other assets........................................       79,072        79,606
                                                       ----------    ----------
      Total Assets..................................   $2,459,287    $2,450,031
                                                       ==========    ==========

LIABILITIES
Current Liabilities
Accounts payable and other liabilities..............     $210,609      $221,823
Short-term debt and commercial paper................      178,730       144,312
Accrued expenses....................................      117,744       124,288
                                                       ----------    ----------
          Total Current Liabilities.................      507,083       490,423

Noncurrent Liabilities
Long-term debt (Note 3) ............................      327,645       325,086
Accrued pension cost................................      138,273       149,366
Accrued postretirement benefits cost................      393,977       390,804
Other noncurrent liabilities........................       36,165        38,271
                                                       ----------    ----------
          Total Noncurrent Liabilities..............      896,060       903,527

Shareholders' Equity (Note 4)
Common stock........................................      290,114       287,003
Earnings invested in the business...................      826,649       818,794
Accumulated other comprehensive income..............      (60,619)      (49,716)
                                                       ----------    ----------
          Total Shareholders' Equity................    1,056,144     1,056,081

      Total Liabilities and Shareholders' Equity....   $2,459,287    $2,450,031
                                                       ==========    ==========

PART I.  FINANCIAL INFORMATION Continued                               3.

THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                                   Nine Months Ended            Three Months Ended
                                                                Sept. 30      Sept. 30       Sept. 30      Sept. 30
                                                                  1999          1998           1999          1998
                                                               ----------    ----------      --------      --------
                                                                   (Thousands of dollars, except per share data)
Net sales...................................................   $1,863,172    $2,025,976      $601,703      $616,848
Cost of product sold........................................    1,500,671     1,566,895       485,362       496,875
                                                               ----------    ----------      --------      --------
   Gross Profit.............................................      362,501       459,081       116,341       119,973

Selling, administrative and general expenses................      266,271       263,345        89,160        85,304
                                                               ----------    ----------      --------      --------
   Operating Income.........................................       96,230       195,736        27,181        34,669

Interest expense............................................      (20,378)      (19,109)       (6,853)       (6,639)
Interest income.............................................        1,752         2,460           604         1,531
Other income (expense)......................................       (8,469)      (12,860)       (2,306)       (4,304)
                                                               ----------    ----------      --------      --------
   Income Before Income Taxes...............................       69,135       166,227        18,626        25,257
Provision for income taxes (Note 5).........................       27,850        64,829         6,184        11,684
                                                               ----------    ----------      --------      --------
   Net Income...............................................      $41,285      $101,398       $12,442       $13,573
                                                               ==========    ==========      ========      ========

   Earnings Per Share * ....................................        $0.67         $1.63         $0.20         $0.22
   Earnings Per Share  - assuming dilution **...............        $0.66         $1.61         $0.20         $0.22

   Dividends Per Share......................................        $0.54         $0.54         $0.18         $0.18
                                                               ==========    ==========      ========      ========

*  Per average shares outstanding...........................   61,897,876    62,353,218    61,929,197    62,303,033
** Per average shares outstanding - assuming dilution.......   62,121,455    63,036,445    62,122,909    62,536,641

PART I.  FINANCIAL INFORMATION Continued                                   4.

THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                         Nine Months Ended
Cash Provided (Used)                                    Sept. 30    Sept. 30
                                                          1999        1998
                                                        -------     -------
OPERATING ACTIVITIES                                  (Thousands of dollars)
Net Income............................................. $41,285     101,398
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization......................... 111,311     104,068
 Credit for deferred income taxes......................   7,293      10,106
 Stock issued in lieu of cash to employee benefit plans   3,450      46,592
 Changes in operating assets and liabilities:
  Accounts receivable..................................  (6,583)        583
  Inventories..........................................  30,820     (65,975)
  Other assets.........................................   2,086      (3,946)
  Accounts payable and accrued expenses................ (28,604)     (8,755)
  Foreign currency translation.........................   3,961       1,477
                                                        -------     -------
   Net Cash Provided by Operating Activities........... 165,019     185,548

INVESTING ACTIVITIES
 Purchases of property, plant and equipment - net......(123,137)   (181,352)
 Acquisitions.......................................... (27,939)          0
                                                        -------     -------
   Net Cash Used by Investing Activities...............(151,076)   (181,352)

FINANCING ACTIVITIES
 Cash dividends paid to shareholders................... (33,430)    (33,640)
 Purchase of Treasury Shares...........................    (339)    (75,398)
 Payments on long-term debt............................    (639)    (23,257)
 Proceeds from issuance of long-term debt..............   4,049     139,583
 Short-term debt activity - net........................  34,400      (2,161)
                                                        -------     -------
   Net Cash Provided by Financing Activities...........   4,041       5,127

Effect of exchange rate changes on cash................      75        (241)

Increase in Cash and Cash Equivalents..................  18,059       9,082
Cash and Cash Equivalents at Beginning of Period.......     320       9,824
                                                        -------     -------
Cash and Cash Equivalents at End of Period............. $18,379     $18,906
                                                        =======     =======

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                          5.

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

                                                           9/30/99    12/31/98
Note 2 -- Inventories                                     --------   ---------
                                                         (Thousands of dollars)
Finished products                                         $165,055    $183,950
Work-in-process and raw materials                          213,963     229,397
Manufacturing supplies                                      43,890      43,899
                                                          --------    --------
                                                          $422,908    $457,246
                                                          ========    ========

Note 3 -- Long-term Debt                                   9/30/99    12/31/98
                                                          --------   ---------
                                                         (Thousands of dollars)
State of Ohio Pollution Control Revenue Refunding Bonds,
   maturing on July 1, 2003.  The variable interest
   rate is tied to the bank's tax exempt weekly interest
   rate.  The rate at September 30, 1999 is 3.80%.         $17,000     $17,000
State of Ohio Water Development Revenue Refunding
   Bond, maturing on May 1, 2007.  The variable interest
   rate is tied to the bank's tax exempt weekly interest
   rate. The rate at September 30, 1999 is 3.80%.            8,000       8,000
State of Ohio Air Quality and Water Development Revenue
   Refunding Bonds, maturing on June 1, 2001.  The
   variable interest rate is tied to the bank's tax
   exempt weekly interest rate.  The rate at
   September 30, 1999 is 3.80%.                             21,700      21,700
State of Ohio Water Development Authority Solid Waste
   Revenue Bonds, maturing on July 2, 2032.  The
   variable interest rate is tied to the bank's tax
   exempt weekly interest rate.  The rate at
   September 30, 1999 is 3.85%.                             24,000      24,000
Fixed Rate Medium-Term Notes, Series A, due at various
   dates through May, 2028 with interest rates ranging
   from 6.20% to 7.76%.                                    267,000     267,000
Other                                                       13,554       5,105
                                                          --------    --------
                                                           351,254     342,805
Less:  Current Maturities                                   23,609      17,719
                                                          --------    --------
                                                          $327,645    $325,086
                                                          ========    ========

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)
Continued                                                                   6.

Note 4 -- Shareholders' Equity                    9/30/99  12/31/98
                                                 --------  --------
Class I and Class II serial preferred stock    (Thousands of dollars)
without par value:
   Authorized -- 10,000,000 shares each class
   Issued - none                                       $0        $0
Common Stock without par value:
   Authorized -- 200,000,000 shares
   Issued (including shares in treasury)
      1999 - 63,082,626 shares
      1998 - 63,082,626 shares
   Stated Capital                                  53,064    53,064
   Other paid-in capital                          262,352   261,156
Less cost of Common Stock in treasury
      1999 - 1,152,480 shares
      1998 - 1,234,462 shares                      25,302    27,217
                                                 --------  --------
                                                 $290,114  $287,003
                                                 ========  ========

An analysis of the change in capital and earnings invested in the business is as follows:

                                               Common Stock       Earnings    Accumulated
                                                        Other     Invested       Other
                                              Stated   Paid-In     in the    Comprehensive   Treasury
                                             Capital   Capital    Business      Income         Stock       Total
                                             -------   --------   --------     ----------    --------   ----------
                                                                    (Thousands of dollars)
Balance December 31, 1998                    $53,064   $261,156   $818,794       ($49,716)   ($27,217)  $1,056,081

Net Income                                                          41,285                                  41,285
Foreign currency translation adjustment                                           (10,903)                 (10,903)
                                                                                                        ----------
Total comprehensive income                                                                                  30,382

Dividends  - $.54 per share                                        (33,430)                                (33,430)
Stock Options, employee benefit and dividend
  reinvestment plans:                                     1,196                                 1,915        3,111
  Treasury - (issued)/acquired (81,982) shares
                                             -------   --------    --------     ----------   --------   ----------
Balance September 30, 1999                   $53,064   $262,352    $826,649      ($60,619)   ($25,302)  $1,056,144
                                             =======   ========    ========     ==========   ========   ==========

The total comprehensive income for the three months ended September 30, 1999 and 1998 was $19,202,000 and
$15,786,000, respectively.  Total comprehensive income for the nine months ended September 30, 1998 was $94,648,000.

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                          7.
Continued

Note 5 -- Income Tax Provision       Nine Months Ended     Three Months Ended
                                    Sept. 30    Sept. 30  Sept. 30    Sept. 30
                                      1999        1998      1999        1998
                                    --------    --------  --------    --------
                 U.S.                         (Thousands of dollars)
                    Federal          $20,633     $50,320    $3,178      $8,790
                    State & Local      2,476       5,239     1,055          69
                 Foreign               4,741       9,270     1,951       2,825
                                     -------     -------   -------     -------
                                     $27,850     $64,829   $ 6,184     $11,684
                                     =======     =======   =======     =======

Taxes provided exceed the U.S. statutory rate primarily due to state and local taxes and losses without current tax benefits. These unfavorable permanent differences had a greater percentage impact on the company's effective tax rate due to lower earnings.

Note 6 -- Segment Information

(Thousands of Dollars)                Three Months Ended     Nine Months Ended
                                     Sept. 30   Sept. 30    Sept. 30   Sept. 30
Bearings                               1999       1998        1999       1998
                                     --------   --------    --------   --------
  Net sales to external customers    $423,680   $415,109  $1,313,835 $1,347,681
  Depreciation and amortization        20,661     20,113      61,664     59,798
  Earnings before interest and taxes   24,782     24,860      68,101    114,872
  Interest expense                     (5,549)    (5,915)    (16,052)   (16,460)
  Interest income                         658        648       1,861      1,557

Steel

  Net sales to external customers     178,023    201,738     549,337   678,294
  Intersegment sales                   54,141     49,038     157,784   162,358
  Depreciation and amortization        16,998     14,952      49,647    44,270
  Earnings before interest and taxes    2,766      4,581      21,045    70,024
  Interest expense                     (2,349)    (1,869)     (6,917)   (5,331)
  Interest income                         990      2,028       2,482     3,585

Profit Before Taxes

  Total EBIT for reportable segments   27,548     29,441      89,146   184,896
  Interest expense                     (6,853)    (6,639)    (20,378)  (19,109)
  Interest income                         604      1,531       1,752     2,460
  Intersegment adjustments             (2,673)       924      (1,385)   (2,020)
  Income before income taxes           18,626     25,257      69,135   166,227

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations
---------------------
The Timken Company reported net sales of $601.7 million for the third quarter of 1999, down 2.5% from $616.8 million in 1998's third quarter. Third quarter net income was $12.4 million, down more than 8% from $13.6 million reported in the third quarter of 1998. Persistent global market weakness and continuing soft demand for higher margin products affected third quarter sales and earnings. The third quarter normally is the weakest of the year, due to customer demand patterns.

North American automotive markets continued to show strength; however, demand in most other markets remained depressed.
Steel's oil country and service center markets were particularly weak as was the aerospace market for both Bearings and Steel. Sales to industrial and rail markets were also down significantly from last year's levels. Sales into Europe in the third quarter were well below last year's levels; however, markets there are showing some signs of improvement from the low levels of activity of the first half of the year. Asia Pacific markets continued the improvement that began earlier in the year. Third quarter 1999 sales include Timken Desford Steel and Timken India Limited, acquired in December 1998 and March 1999, respectively. Sales in 1998's third quarter were about $15 million lower due to the General Motors strike that lingered into the early part of last year's quarter.

Gross profit was $116.3 million (19.3% of net sales) in the third quarter of 1999, down $3.7 million compared to $120 million (19.4% of net sales) in 1998's third quarter. Excluding the effect of the unusual occurrences and income adjustments from the third quarter 1998, the drop in gross profit would have been about $15 million. The effect of lower sales volumes combined with a less favorable product mix and lower production levels contributed to the decline in profit.

Selling, administrative and general expenses were $89.2 million (14.8% of net sales) in the third quarter of 1999 compared to $85.3 million (13.8% of net sales) recorded in the year-ago quarter. Considering that third quarter 1998 expenses were reduced by about $7.5 million due to an adjustment in the amount previously reserved for performance-based pay, 1999's third quarter expenses would have been lower than 1998's expenses by about $3.7 million. This is indicative of the company's aggressive efforts to reduce administrative expenses despite its continued efforts to pursue strategic growth initiatives. In addition, 1999 expenses include normal administrative expenses for Timken Desford Steel and Timken India Limited, acquisitions completed during the past ten months.

In the fourth quarter 1998, the company recorded expense of $21.4 million related to actions taken to reduce its administrative and manufacturing costs. A portion of this expense related to the elimination of 515 positions by

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

December 31, 1999. To date, 439 positions have been eliminated, with separation cash payments of approximately $7.7 million being made to terminated associates. Current expectations are that 495 terminations will result from the cost reduction initiatives. In total, the expenses recorded in the fourth quarter 1998 are deemed sufficient to cover the remaining costs associated with the improvement initiatives.

"Other income (expense)" reflects lower expense compared to the 1998's third quarter. Expense in the third quarter of 1998 was higher due primarily to the disposal of certain fixed assets resulting from a company-initiated internal fixed asset review that is conducted approximately every five years.

The company's provision for income taxes in the third quarter is lower as a percent of income before income taxes due primarily to projected higher utilization of foreign tax credits.

Bearings

Bearings' net sales of $423.7 million in the third quarter of 1999 were higher by 2.1% compared to the $415.1 million recorded in the year-earlier period. Sales in 1998's third quarter were lower by about $11 million as a result of the General Motors strike.

North American light and heavy truck markets continued their strong production levels in the third quarter of 1999 contributing to an overall increase of 32.7% in automotive sales compared to the year-ago quarter. Improving sales in Asia Pacific markets also contributed to the increase. North American industrial bearing sales, including original equipment and aftermarket, were down by 11.3% due primarily to lower construction, mining, and farm equipment production. Aerospace sales, which represent approximately 5% of the company's bearing sales, declined by 11.3%. Railroad sales also declined by 26.1%.

Demand in Latin America and Europe remains soft; however European markets are showing signs of improvement particularly in automotive markets. Third quarter sales in Europe were off by 8.8% compared to a year ago and sales in Latin American countries were down 11.3%. The Bearings business continues to evaluate opportunities to rationalize operations in Europe and elsewhere in the world to offset lower demand levels and to continue improving operating efficiency.

Bearings' earnings before interest and income taxes (EBIT) for the third quarter 1999 were $24.8 million compared to $24.9 million in the year-earlier period. Excluding a third quarter 1998 income adjustment of $8.2 million related to the reduction in the amount previously reserved in 1998 for performance-based pay, Bearings' EBIT in 1999's third quarter would have reflected an $8.1 million increase. The effect of higher automotive sales and production volumes more than offset

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

costs associated with lower sales and production volumes in Europe. Bearings' selling and administrative expenses were higher in 1999's third quarter due in part to the addition of Timken India Limited, in which the company acquired a majority interest in March 1999. In 1998's third quarter, EBIT was affected by lower automotive sales volume precipitated by the General Motors strike and by temporary plant shutdowns aimed at controlling inventory levels.

Steel

Steel's net sales, including intersegment sales, were $232.2 million in the third quarter of 1999, down 7.4% from the $250.8 million recorded a year earlier. Sales in 1998's third quarter were down by about $4 million as a result of the General Motors strike. All markets except automotive remained weak. Oil country, service center and aerospace markets were markedly depressed. Sales into oil country markets declined by about 65% compared to the year-ago quarter. Similarly, service center sales were down by more than 40%. Recently, order bookings have begun to show signs of limited strengthening in the service center and oil markets. In general, service center distributor inventories have been brought back into balance; however, based on the current level of active rig counts, the company estimates that customers in oil markets have about three to six months of excess inventory on hand. Aerospace sales declined by more than 50% compared to 1998's third quarter and industrial sales were off by about 35%. Sales to external bearing customers also dropped by about 25%. In automotive markets, third quarter sales of precision steel components and alloy steel were higher by about 24% and 20%, respectively, compared to a year ago. The company believes that demand for steel products in the last quarter of 1999 will remain relatively flat compared to August / September levels. Steel sales in the third quarter of 1999 include sales from Timken Desford Steel acquired in the fourth quarter of 1998.

Steel's EBIT was $2.8 million in the third quarter of 1999, down $1.8 million compared to $4.6 million in 1998's third quarter. EBIT in 1998's third quarter was reduced by a net amount of approximately $11.5 million related to expenses resulting from unusual occurrences and income adjustments. The primary factors that lowered EBIT in 1999's third quarter were lower sales volume and higher manufacturing costs associated with inefficiencies from lower production volumes. During the third quarter, the company's steel plants operated at about 75% of capacity. Steel EBIT was also affected by a less favorable shift to lower margin automotive sales and some price erosion compared to last year's third quarter. Higher costs were offset in part by lower purchased scrap prices. Selling and administrative expenses in 1999's third quarter would have been basically unchanged from the prior year's quarter except for the addition of Timken Desford Steel.

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

In September 1999, the United States Department of Energy awarded a $3.3 million grant to The Timken Company for the research and development of controlled thermo-mechanical processing (CTMP) technology to optimize the manufacture and performance of seamless tube and pipe. The process will greatly improve quality and significantly reduce product variability. The total cost of the project is estimated at $4.7 million. Earlier in the year, Timken was awarded a $1.4 million grant by The Department of Energy for a $2.4 million project to begin the development of a laser gauging system for dimensional control that enhances the manufacturing process of seamless mechanical tubing.

Financial Condition
-------------------
Total assets as shown on the Consolidated Condensed Balance Sheets increased by $9.3 million from December 31, 1998.
Assets increased by approximately $50 million resulting from the consolidation of Timken India Limited (formerly Tata Timken Limited) assets into the company's balance sheet. Prior to the March 1999 increase in ownership to 80%, the company's investment in Timken India Limited was accounted for using the equity method. Inventory balances at the end of the third quarter were substantially lower than year-end 1998 levels. The number of days' supply in inventory decreased by 4 days to 105 days at September 30, 1999, compared to 109 days at December 31, 1998. Bearings' inventory (including Timken India Limited) decreased by about 8 days. Steel's inventory (including Timken Desford Steel) increased by about 3 days.

As shown on the Consolidated Condensed Statement of Cash Flows, the change in inventories provided $30.8 million of cash during the first nine months of 1999. Accounts receivable increased by $6.6 million since year-end. The number of days' sales in receivables at September 30, 1999, increased by less than 2 days compared to December 31,1998. Cash was used as a result of a $28.6 million decrease in accounts payable and accrued expenses due primarily to lower amounts owed to suppliers,lower income taxes payable and additional cash contributions to the company's pension funds. Purchases of property, plant and equipment used $123.1 million of cash in the first nine months of 1999, about 32% below the $181.4 million spent during the same period in 1998. The company's capital expenditures for 1999 are expected to remain at least 30% below 1998's spending as the company continues to limit capital spending as a means to conserve cash in response to the business environment. Growth initiatives were continued as the company invested approximately $28 million in March to acquire the additional 40% ownership in Timken India Limited. Company investments continue to support activities consistent with strategies it is pursuing to achieve industry leadership. Further capital investments in technologies within the company's plants throughout the world and new acquisitions provide Timken with the opportunity to improve the company's competitiveness and meet the needs of its growing base of customers.

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

The 32.4% debt-to-total-capital ratio at September 30,1999, was higher than the 30.8% at year-end 1998. Debt increased by $37 million during the first nine months of 1999 to 506.4 million at September 30, 1999, due primarily to the timing of cash contributions to the company's pension plans. Also, contributing to the increase is $9.8 million of debt assumed with the March 1999 acquisition of Timken India Limited. The company continues to take aggressive efforts to manage cash by controlling inventory and limiting capital expenditures. Any future cash needs that exceed cash generated from operations will be met by short-term borrowing and issuance of medium-term notes. Total shareholders' equity of $1.056 billion was unchanged from year-end 1998. The $41.3 million increase in equity resulting from the first nine months' net income was offset by a $10.9 million foreign currency translation adjustment and the payment of $33.4 million in dividends.

Other Information
-----------------
The Timken Company has approached year 2000 compliance using a defined methodology that includes inventory and assessment, remediation, test, integration, implementation and contingency plan components. Begun in 1996, this program encompasses Timken worldwide business systems and operations, manufacturing and distribution systems, technical architecture, end-user computing and the company's supplier and customer base. Additionally, the company's corporate information systems department has instituted a corporate level reporting and tracking process that monitors all Timken year 2000 project efforts worldwide. Critical business computer information technology (IT) systems were year 2000 ready as of January 1999. Critical non-IT manufacturing and business support personal end-user systems year 2000 readiness was achieved in the second quarter of 1999. Systems testing and testing with our customers and suppliers will continue throughout 1999 to ensure the continued compliance of our critical systems. Although the company has met its completion dates and believes its systems are year 2000 compliant, it can provide no assurances that all of its year 2000 efforts will be successful.

The company expects that the total costs associated with its year 2000 conversion efforts will not have a material effect on its financial position, results of operations or cash flows. Between 1996 and 1999, overall costs of the year 2000 project, including internal and external resources as well as hardware and software, are expected to approximate $15 million. As of September 1999, the company spent approximately $13.3 million in support of these efforts. Its year 2000 efforts have had minimal impact on its other information technology programs.

The company's financial results are also dependent on the ability of customers, suppliers and governments to become year 2000 compliant. The company has made, and will continue to make, concerted efforts to understand the year 2000 status of its customers and third parties including, without limitation,

                                                            13.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

electric utilities, water utilities, communications carriers, transportation providers, governmental entities, vendors and other general service suppliers. The company has implemented a structured plan to communicate and evaluate year 2000 compliance of its customers and suppliers. This plan includes surveys, audits, meetings and other applicable methods. The company has evaluated its critical suppliers and has developed appropriate contingency plans. These efforts are to minimize any potential year 2000 compliance impact; however, it is not possible to guarantee compliance. The company has developed financial and operating contingency plans for facilities worldwide as of June 1999. These plans will continue to be refined, tested and reviewed during the remainder of 1999.

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

The industry's antidumping duty orders covering imports of tapered roller bearings from Japan, China, Hungary and Romania are currently in the process of being reviewed by U.S. government agencies to determine whether dumping and injury to the domestic industry are likely to continue or recur if the orders were to be revoked. These reviews commenced in April 1999, and should conclude by the end of the second quarter in 2000. The company is actively participating in the proceedings. If the U.S. government determines that dumping and injury are likely to continue or recur, the antidumping duty finding and orders will continue in place for another five years. If, however, a determination is made that dumping and injury to the domestic industry is unlikely to continue with respect to any of the four countries covered, the finding or order will be revoked with respect to that country. If following the revocation of such an order, and contrary to the finding of the government, injurious dumping does in fact continue or recur, the improved conditions of fair trade of tapered roller bearings in the U.S., which exist because of the orders, could deteriorate. If injurious dumping does occur, contrary to the finding of the government, such dumping could have a material adverse effect on the company's business, financial condition or results of operations.

In September 1999, the company announced that it is exploring strategic alternatives for its specialty steel subsidiary, Latrobe Steel Company, including strategic alliances, acquisitions and divestiture. The Latrobe Steel Company was acquired by Timken in 1975. Latrobe's combined manufacturing and distribution operations represent about 20 percent of Timken's steel business.

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

Foreign currency exchange losses included in the company's operating results for the first nine months ended September 30, 1999, amounted to $8.8 million compared to $0.7 million in the year-ago period. In addition, the company recorded a foreign currency translation adjustment of $10.9 million that reduced other comprehensive income compared to a reduction of $6.8 million in the first nine months of 1998. Losses resulted primarily from the January 1999 devaluation of the Brazilian Real as well as weakening currencies in certain other European countries in which the company operates.

In early October 1999, the company purchased 240,600 shares of its common stock to be held in treasury as authorized under the company's 1998 common stock purchase plan. To-date, 2.1 million shares of the 4 million shares authorized have been purchased pursuant to the plan. The authorization to purchase shares under the 1998 plan expires December 31, 2001.

On November 5, 1999, the board of directors declared a quarterly cash dividend of 18 cents per share payable December 6, 1999, to shareholders of record at the close of business on November 19, 1999. This is the 310th consecutive dividend paid on the common stock of the company.

Also on November 5, 1999, the board of directors elected James W. Griffith president and chief operating officer of the company. Mr. Griffith, 45, also was elected as a director. This is the first step in a series of changes coming over the next several months that will result in a new organizational structure designed to position the company for accelerated profitable growth. The timing of these changes also will take advantage of the pending normal retirements of four key executives scheduled during the year 2000. Those individuals are Larry R. Brown, senior vice president and general counsel; Robert L. Leibensperger, executive vice president, chief operating officer and president - bearings; John J. Schubach, senior vice president
- strategic management and continuous improvement; and Thomas W. Strouble, senior vice president - technology.

Two new officers were elected to serve as secretary and treasurer at the November 5, 1999, meeting of The Timken Company board of directors. Scott A. Scherff was elected an officer and named corporate secretary. Sallie Ballantine Bailey was elected an officer and named director - finance and treasurer.

                                                            15.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

The Timken Company has reached an understanding with the United Steelworkers union on several key issues that will allow early contract negotiations to begin November 16, 1999. Those issues relate to the new tube mill, seniority and unrepresented associates. No additional detail on the discussions will be released until the agreement is complete. The current contract expires September 25, 2000.

The statements set forth in this document that are not historical in nature are forward-looking statements. The company cautions readers that actual results may differ materially from those projected or implied in forward-looking statements made by or on behalf of the company due to a variety of important factors, such as:

a) changes in world economic conditions. This includes, but is not limited to, the potential instability of governments and legal systems in countries in which the company conducts business, significant changes in currency valuations and the effects of year 2000 compliance or lack thereof.

(b) changes in customer demand on sales, product mix, and prices. This includes the effects of customer strikes, the impact of changes in industrial business cycles, whether conditions of fair trade continue in the U.S. market, and the continued existence in the U.S. of the antidumping duty orders on tapered roller bearings.

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

f) unanticipated litigation, claims or assessments. This includes, but is not limited to, claims or problems related

                                                              16.
Management's Discussion and Analysis of Financial Condition and
Results of Operations (Cont.)

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

Item 6.  Exhibits and Reports on Form 8-K

          (a).  Exhibits

               11   Computation of Per Share Earnings

               12   Computation of Ratio of Earnings to Fixed Charges

               27   Financial Data Schedule

         The company did not file any reports on Form 8-K during the three months ended September 30, 1999.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         The Timken Company
                                  _______________________________


Date       November 12, 1999       BY   /s/ W. R. Timken, Jr.
      ________________________    _______________________________
                                   W. R. Timken, Jr.,
                                   Director and Chairman;
                                   Chief Executive Officer



Date       November 12, 1999       BY   /s/ G. E. Little
      ________________________    _______________________________
                                   G. E. Little
                                   Senior Vice President - Finance