Form 10-K
period 1999-12-31
TIMKEN CO
filed 2000-03-29
CIK 98362

1
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                     FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934

For the Fiscal Year Ended                     Commission File Number 1-1169
December 31, 1999
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

The aggregate market value of the voting stock held by all shareholders other than shareholders identified under item 12 of this Form 10-K as of February 18, 2000, was $705,101,600 (representing 50,364,400 shares).

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of February 18, 2000.

Common Stock without par value--61,119,617 shares (representing a market value of $855,674,638).


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended
December 31, 1999, are incorporated by reference into Parts I and II.

Portions of the proxy statement for the annual meeting of shareholders to be held on April 18, 2000, are incorporated by reference into parts III and IV.

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

   ________________

   Other bearing products manufactured by Timken include cylindrical, spherical, straight and ball bearings for industrial markets. These bearings feature non-tapered rolling elements. In addition, Timken produces custom-designed products called SpexxTM performance
   Bearings. The product line includes both tapered and cylindrical roller bearings and provides cost-effective solutions for selective applications. The company produces the Timken IsoClassTM brand of tapered roller bearings, which gives Timken access to 95% of the market for ISO tapered roller bearings, which are about one half of today's total tapered roller bearing market.

   In addition to bearing products, Timken provides bearing reconditioning services for industrial and railroad markets, both globally and domestically.

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

                                                                      5
   Sales and Distribution (cont.)
   ______________________________

   In January 2000, the company announced that distribution activities will be moved from existing warehousing and shipping facilities in Germany, England, France and Italy to a central warehouse in Strasbourg, France, which will be operated by an external service provider. This initiative is expected to reduce employment at the facilities by approximately 60 positions. These job reductions will be implemented through a combination of voluntary departures and redundancies. The existing sales offices at all locations will continue providing service to customers. In the U.K., a smaller warehouse facility will be established to serve local requirements.

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

   Industry Segments
   _________________

   The company has two reportable segments: Bearings and Steel. Segment information in Note 12 of the Notes to Consolidated Financial
   Statements and Information by Industry and Geographic Area on pages 32 and 33 of the Annual Report to Shareholders for the year ended
   December 31, 1999, are incorporated herein by reference. Export sales from the U.S. and Canada are not separately stated since such sales amount to less than 10% of revenue. The company's Bearings business has historically participated in the worldwide bearing markets while
   Steel has concentrated on U.S. markets.

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

   Timken manufactures an anti-friction bearing known as the tapered roller bearing. The tapered principle of bearings made by Timken permits ready absorption of both radial and axial loads in combination. For this reason, they are particularly well-adapted to reducing friction where shafts, gears or wheels are used. Timken also produces super precision ball and straight roller bearings at its Timken Aerospace & Super Precision Bearings subsidiary. With recent acquisitions, the company has selectively expanded its product line to include other bearing types. However, since the invention of the tapered roller bearing by its founder, Timken has maintained primary focus in its product and process technology on the tapered roller bearing segment. This has been important to its ability to remain one of the leaders in the world's bearing industry.
   This contrasts with the majority of Timken's major competitors who focus more heavily on other bearing types such as ball, straight roller, spherical roller and needle for the general industrial and automotive markets and are, therefore, less specialized in the tapered roller bearing segment. Timken competes with domestic manufacturers and many foreign manufacturers of anti-friction bearings.

   The anti-friction bearing business is intensely competitive in every country in which Timken competes. With the collapse of the former Soviet Union and the modernization of existing capacity in many countries, there remain substantial downward pricing pressures in the United States and other countries even during periods of significant demand in the United States and other markets. Moreover, international price discrimination by certain of Timken's foreign competitors and the continued absorption of antidumping duties by companies related to the foreign producers in the United States create additional pricing pressures in the United States. Imports of tapered roller bearings into the United States in 1999 were $237 million or approximately 16 percent of the domestic tapered roller bearing market. In addition, Timken estimates the tapered roller bearings contained as components of foreign automobiles and heavy equipment produced outside the United States and imported into this country to be approximately $205 million in 1999.

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

   Substantial dumping margins have been found for most or all of the major producers in Japan for most years since the antidumping orders issued. On March 6, 2000, the U.S. Department of Commerce issued final margins for companies investigated for the 1997-98 time period, finding dumping margins that ranged from 1.80% to 23.36%.

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

   The industry's antidumping duty orders covering imports of tapered roller bearings from Japan, China, Hungary and Romania are currently in the process of being reviewed by U.S. government agencies to determine whether dumping and injury to the domestic industry are likely to continue or recur if the orders were to be revoked. These reviews commenced in April, 1999, and should conclude by the end of the second quarter 2000. The company is actively participating in the proceedings. If the U.S. government determines that dumping and injury are likely to continue or recur, the antidumping duty finding and orders will continue in place for another five years. If, however, a determination is made that injury to the domestic industry is unlikely to continue or recur with respect to any of the four countries covered, the finding or order will be revoked with respect to that country. If, following the revocation of such an order, injurious dumping does continue or recur, contrary to the finding of the government, the improved conditions of fair trade of tapered roller bearings in the U.S., which resulted from existing orders, would deteriorate. If injurious dumping does occur, such dumping could have a material adverse effect on the company's business, financial condition or results of operations.

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

   Backlog
   _______

   The backlog of orders of Timken's domestic and overseas operations is estimated to have been $1.04 billion at December 31, 1999, and $1.22 billion at December 31, 1998. Actual shipments are dependent upon ever-changing production schedules of the customer. Accordingly, Timken does not believe that its backlog data and comparisons thereof as of different dates are reliable indicators of future sales or shipments.

                                                                      9
   Raw Materials
   _____________

   The principal raw materials used by Timken in its North American plants to manufacture bearings are its own steel tubing and bars and purchased strip steel. Outside North America the company purchases raw materials from local sources with whom it has worked closely to assure steel quality according to its demanding specifications. In addition, Timken Desford Steel, in Leicester, England is a major source of raw materials for many Timken plants in Europe.

   The principal raw materials used by Timken in steel manufacturing are scrap metal, nickel and other alloys. Timken believes that the availability of raw materials and alloys are adequate for its needs, and, in general, it is not dependent on any single source of supply.

   Research
   ________

   Timken's major research center, located in Stark County, Ohio near its largest manufacturing plant, is engaged in research on bearings, steels, manufacturing methods and related matters. Research facilities are also located at the Timken Aerospace & Super Precision Bearings New Hampshire plants, the Duston, England plant, the Latrobe, Pennsylvania plant and the facilities in Bangelore, India and Yokohama, Japan. Expenditures for research, development and testing amounted to approximately $50,000,000 in 1999, $48,000,000 in 1998, and $43,000,000 in 1997. The company's research program is committed to the development of new and improved bearing and steel products, as well as more efficient manufacturing processes and techniques and the expansion of application of existing products.

   Environmental Matters
   _____________________

   The company continues to protect the environment and comply with environmental protection laws. The company has invested in pollution control equipment and updated plant operational practices. In 1999, the company reissued its environmental policy, revised in accordance with ISO 14001 environmental management system requirements, and committed to be-coming ISO 14001 certified within the next several years. The company believes it has established adequate reserves to cover its environmental expenses and has a well-established environmental compliance audit program, which includes a proactive approach to bringing its domestic and international units to higher standards of environmental performance. This program measures performance against local laws as well as to standards that have been established for all units worldwide.

   It is difficult to assess the possible effect of compliance with future requirements that differ from existing ones. As previously reported, the company is unsure of the future financial impact to the company that could result from the United States Environmental Protection Agency's (EPA's) final rules to tighten the National Ambient Air Quality Standards for fine particulate and ozone. This continues to be true in view of the fact that the rules have now been remanded by the federal courts for further consideration by the EPA.

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

   The Timken Aerospace & Super Precision Bearings subsidiary has two environmental projects at its manufacturing locations in New Hampshire. The company has provided for the costs of these projects, which to date have been $3.8 million. A portion of these costs is being recovered from a former owner of the property. Future operating and maintenance costs are expected to be $1.4 million.

   The company has environmental projects at two of its manufacturing locations in Ohio. A remediation system was installed at the Columbus plant in 1998 and at the oil house site in Canton in December 1999. The company has pro-vided for the cost of these projects which to date have been $3.8 million.
   A portion of the cost of the oil house project is being recovered from the Ohio Petroleum Underground Storage Tank Release Compensation Board. Future operating and maintenance costs are expected to be approximately $1.2 million.

   Patents, Trademarks and Licenses
   ________________________________

   Timken owns a number of United States and foreign patents, trademarks and licenses relating to certain of its products. While Timken regards these as items of importance, it does not deem its business as a whole, or either industry segment, to be materially dependent upon any one item or group of items.

   Employment
   __________

   At December 31, 1999, Timken had 20,856 associates. Thirty-six percent of Timken's U.S. associates are covered under collective bargaining agreements. None of Timken's U.S. associates are covered under collective bargaining agreements that expire within one year.

   Executive Officers of the Registrant
   ____________________________________

   The officers are elected by the Board of Directors normally for a term of one year and until the election of their successors. All officers have been employed by Timken or by a subsidiary of the company during the past five-year period. The Executive Officers of the company as of February 18, 2000, are as follows:

                                                                     11
                                       Current Position and Previous
   Name                Age             Positions During Last Five Years
   ___________________ ___     ____________________________________________

   W. R. Timken, Jr.   61      1994  Chairman - Board of Directors;
                               1997  Chairman, President and Chief
                                        Executive Officer; Director;
                               1999  Chairman and Chief Executive Officer;
                                        Director; Officer since 1968.

   J. W. Griffith      46      1994  Vice President - Manufacturing -
                                        Bearings - North America;
                               1996  Vice President - Bearings - North
                                        American Automotive, Rail, Asia
                                        Pacific and Latin America;
                               1998  Group Vice President - Bearings -
                                        North American Automotive, Asia
                                        Pacific and Latin America;
                               1999  President and Chief Operating Officer;
                                        Officer since 1996.

   R. L. Leibensperger 61      1994  Vice President - Technology;
                               1995  Executive Vice President and President
                                        - Bearings;
                               1997  Executive Vice President, Chief
                                        Operating Officer and President
                                        - Bearings; Officer since 1986.

   B. J. Bowling       58      1994  Executive Vice President - Latrobe Steel
                                        Company;
                               1995  President - Latrobe Steel Company;
                               1996  Executive Vice President and President
                                        - Steel;
                               1997  Executive Vice President, Chief
                                        Operating Officer and President
                                        - Steel; Officer since 1996.

   M. C. Arnold        43      1994  General Manager - Asheboro Plant;
                               1996  Director - Manufacturing and Technology -
                                        Europe, Africa and West Asia;
                               1997  Director - Bearing Business Process
                                        Advancement;
                               1998  Vice President - Bearings - Business
                                        Process Advancement;
                               2000  President - Industrial; Officer since
                                        2000.

   S. B. Bailey        40      1995  Director - Finance;
                               1999  Director - Finance and Treasurer;
                                        Officer since 1999.

   L. R. Brown         64      1994  Vice President and General Counsel;
                                        Secretary;
                               1998  Senior Vice President and General
                                        Counsel; Secretary;
                               1999  Senior Vice President and General
                                        Counsel; Officer since 1990 (retires
                                        March 31, 2000).

                                        Current Position and Previous
   Name                Age             Positions During Last Five Years
   ___________________ ___     ____________________________________________

   W. R. Burkhart      34      1994  Attorney
                               1996  Corporate Attorney
                               1997  Legal Counsel - Europe, Africa and West
                                        Asia;
                               1998  Director of Affiliations and Acquisitions
                               2000  Senior Vice President and General Counsel
                                        Officer since 2000 (Effective
                                        April 1, 2000).

   V. K. Dasari        33      1994  Manager - Cup Operations - Small
                                        Industrial Bearing - Canton;
                               1995  Project Manager - Global Industrial
                                        Segment Strategy;
                               1996  Director - Manufacturing and Technology -
                                        Tata Timken Limited;
                               1998  Deputy Managing Director - Tata Timken
                                        Limited;
                               1999  Managing Director - Tata Timken Limited;
                               2000  President - Rail; Officer since 2000.

   D. J. Demerling     49      1994  General Manager - Bucyrus Operations;
                               1996  Stanford Sloan Fellow;
                               1997  President - MPB Corporation;
                               2000  President - Aerospace and Super Precision;
                                        Officer since 2000.

   J. T. Elasser       47      1994  Deputy Managing Director - Bearings -
                                        Europe, Africa and West Asia;
                               1995  Managing Director - Bearings - Europe,
                                        Africa and West Asia;
                               1996  Vice President - Bearings - Europe,
                                        Africa and West Asia;
                               1998  Group Vice President - Bearings -
                                        Rail, Europe, Africa and West Asia;
                               1999  Senior Vice President - Corporate
                                        Development; Officer since 1996.

   K. P. Kimmerling    42      1994  General Manager - Primary Operations
                                        and Engineering - Latrobe Steel
                                        Company;
                               1995  President - Canadian Timken Ltd.;
                               1996  Vice President - Manufacturing -
                                        Steel;
                               1998  Group Vice President - Alloy Steel;
                               1999  President - Automotive; Officer since
                                        1998.

   G. E. Little        56      1994  Vice President - Finance; Treasurer;
                               1998  Senior Vice President - Finance;
                                        Treasurer;
                               1999  Senior Vice President - Finance; Officer
                                        since 1990.

                                        Current Position and Previous
   Name                Age             Positions During Last Five Years
   ___________________ ___     ____________________________________________

   S. J. Miraglia, Jr. 49      1994  Director - Manufacturing - Europe,
                                        Africa and West Asia;
                               1996  Vice President - Bearings - North
                                        American Industrial and Super
                                        Precision;
                               1998  Group Vice President - Bearings -
                                        North American Industrial and Super
                                        Precision;
                               1999  Senior Vice President - Technology;
                                        Officer since 1996.

   S. A. Perry         54      1994  Vice President - Human Resources and
                                        Logistics;
                               1998  Senior Vice President - Human
                                        Resources, Purchasing and
                                        Communications; Officer since 1993.

   H. J. Sack          45      1994  Vice President - Manufacturing -
                                        Steel;
                               1996  President - Latrobe Steel Company;
                               1998  Group Vice President - Specialty Steel
                                        and President - Latrobe Steel
                                        Company;
                               1999  Group Vice President - Specialty Steel
                                        and President - Timken Latrobe Steel;
                                        Officer since 1998.

   M. J. Samolczyk     44      1994  President - Canadian Timken, Limited;
                               1995  General Manager - Sales and Marketing -
                                        Bearings - North America - Mobile
                                        Industrial;
                               1995  General Manager - Sales and Marketing -
                                        Bearings - North America - Industrial;
                               1996  Vice President - Sales and Marketing -
                                        Industrial - Original Equipment;
                               1998  Vice President and General Manager -
                                        Precision Steel Components;
                               2000  President - Precision Steel Components;
                                        Officer since 2000.

   S. A. Scherff       45      1994  Director - Legal Services and Assistant
                                        Secretary;
                               1999  Corporate Secretary; Officer since 1999.

   J. J. Schubach      63      1994  Vice President - Strategic Management;
                               1996  Vice President - Strategic Management
                                        and Continuous Improvement;
                               1998  Senior Vice President - Strategic
                                        Management and Continuous
                                        Improvement; Officer since 1984.

                                        Current Position and Previous
   Name                Age             Positions During Last Five Years
   ___________________ ___     ____________________________________________

   T. W. Strouble      61      1994  Vice President - Sales and Marketing -
                                        Bearings - North and South America;
                               1995  Vice President - Technology;
                               1998  Senior Vice President - Technology
                               2000  Senior Vice President - E-Business;
                                        Officer since 1995.

   W. J. Timken        57      1994  Vice President; Director; Officer
                                        since 1992.

                                                                     15
   Item 2.  Properties
   ___________________

   Timken has bearing and steel manufacturing facilities at several locations in the United States. Timken also has bearing manufacturing facilities in several countries outside the United States. The aggregate floor area of these facilities worldwide is approximately 14,230,000 square feet, all of which, except for approximately 503,000 square feet, is owned in fee. The facilities that are not owned are are leased by the company. The buildings occupied by Timken are principally of brick, steel, reinforced concrete and concrete block construction, all of which are suitably equipped and in satisfactory operating condition.

   Timken's bearing manufacturing facilities in the United States are located in Ashland, Bucyrus, Canton, Columbus and New Philadelphia, Ohio; Altavista, Virginia; Asheboro and Iron Station, North
   Carolina; Carlyle, Illinois; South Bend, Indiana; Gaffney, South Carolina; Keene and Lebanon, New Hampshire; Winchester, Kentucky; Knoxville, Tennessee; Lenexa, Kansas; North Little Rock, Arkansas; Ogden, Utah and Orange, California. These facilities, including the research facility in Canton, Ohio, and warehouses at plant locations, have an aggregate floor area of approximately 4,929,000 square feet.

   Timken's bearing manufacturing plants outside the United States are located in Benoni, South Africa; Cogozzo, Italy; Colmar, France; Duston, Northampton and Wolverhampton, England; Medemblik, The Netherlands; Ploesti, Romania; Sao Paulo, Brazil; Singapore; Jamshedpur, India; Sosnowiec, Poland; St. Thomas, Canada and Yantai, China. The facilities, including warehouses at plant locations, have an aggregate floor area of approximately 3,564,000 square feet.

   Timken's steel manufacturing facilities in the United States are located in Canton, Eaton, Wauseon and Wooster, Ohio; Columbus, North Carolina; Franklin and Latrobe, Pennsylvania. These facilities have an aggregate floor area of approximately 5,023,000 square feet.

   Timken's steel manufacturing facility outside the United States is located in Leicester, England. This facility has an aggregate floor area of approximately 590,000 square feet. Timken also has a tool steel finishing and distribution facility in Sheffield, England. This facility has an aggregate floor area of approximately 124,000 square feet.

   In addition to the manufacturing and distribution facilities discussed above, Timken owns warehouses and steel distribution facilities in the United States, Canada, England, France, Scotland, Singapore, Germany, Mexico, Argentina and Australia, and leases several relatively small warehouse facilities in cities throughout the world.

   During the first half of 1999, plant utilization in the Bearings business' industrial plants continued at relatively low levels due to global industrial market weakness. This situation was further impacted by aggressive actions to reduce inventories. By midyear, with inventory reduction complete, utilization levels improved slightly. Automotive plant utilization was at capacity throughout the year fueled by continuing strong automotive market demand.

                                                                     16
   Properties (cont.)
   __________________

   During 1999, plant utilization in the Steel business continued at low levels due to market weakness in the industrial, oil country and service center markets. Utilizations improved slightly at year-end as these markets showed some improvement. In the third quarter, the company completed the start-up phase of its new rolling mill at the Harrison Steel Plant in Canton, Ohio.

   In March 1999, the company increased its ownership of Timken India Limited (formerly Tata Timken Limited) by acquiring the 40 percent stake held by The Tata Iron and Steel Company Limited of India. The transaction was approved by the Indian government and completed in March. Timken India Limited consists of a manufacturing facility in Jamshedpur, India, which includes floor space of approximately 121,000 square feet and six sales offices, also located in India.

   In the second quarter of 1999, the company completed the closing of its manufacturing operations in Australia, rationalizing the production of certain automotive products to Timken plants in Canada and Brazil.

   In January 2000, the company announced that distribution activities will be moved from existing warehousing and shipping facilities in Germany, England, France and Italy to a central warehouse in Strasbourg, France, which will be operated by an external service provider. This initiative is expected to reduce employment at the facilities by approx-imately 60 positions. These job reductions will be implemented through a combination of voluntary departures and redundancies. The existing sales offices at all locations will continue providing service to customers. In the U.K., a smaller warehouse facility will be established to serve local requirements.

   Item 3.  Legal Proceedings
   __________________________

   Not Applicable

   Item 4.  Submission of Matters to a Vote of Security Holders
   ____________________________________________________________

   No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 1999.

                                                                     17
PART II
_______
   Item 5.  Market for Registrant's Common Equity and Related Stockholder
   ______________________________________________________________________
            Matters
            _______

   The company's common stock is traded on the New York Stock Exchange
   (TKR). The estimated number of record holders of the company's common stock at December 31, 1999, was 8,792. The estimated number of shareholders at December 31, 1999, was 42,907.

   High and low stock prices and dividends for the last two years are presented in the Quarterly Financial Data schedule on Page 1 of the Annual Report to Shareholders for the year ended December 31, 1999, and are incorporated herein by reference.


   Item 6.  Selected Financial Data
   ________________________________

   The Summary of Operations and Other Comparative Data on Pages 34-35 of the Annual Report to Shareholders for the year ended December 31, 1999, is incorporated herein by reference.

   Item 7.  Management's Discussion and Analysis of Financial Condition and
   ________________________________________________________________________
            Results of Operations
            _____________________

   Management's Discussion and Analysis of Financial Condition and Results of Operations on Pages 17-24 of the Annual Report to Shareholders for the year ended December 31, 1999, is incorporated herein by reference.

   In March 2000, the company announced an acceleration of its global restructuring to position the company for profitable growth, streamline operations, reduce costs and improve European profitability. This re-structuring is expected to save the company approximately $35 million annually before taxes by the end of 2001. Implementation, employee severance and non-cash impairment charges of $55 million before taxes are expected over the next year.

   The company's bearing manufacturing facility in Duston, England will be refocused to specialize and fuel growth in advanced automotive bearings, roller production and formed products reflecting currently strong automotive demand. The restructuring is expected to reduce the Duston site workforce of approximately 1100 to about 800.

   The Western European restructuring will increase manufacturing at lower cost facilities in Eastern Europe, which have been growing rapidly. Included in the restructuring is the outsourcing and consolidation of Timken distri-bution operations in Europe, which was announced in January. It also includes actions to reduce production costs in the company's steel operations in Europe and redefine the company's operations in Asia.

                                                                      18
   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
   ____________________________________________________________________

   Information appearing under the caption "Management's Discussion and Analysis of Other Information" appearing on page 23 of the Annual Report to Shareholders for the year ended December 31, 1999, is incorporated herein by reference.

   Item 8.  Financial Statements and Supplementary Data
   ____________________________________________________

   The Quarterly Financial Data schedule included on Page 1, the
   Consolidated Financial Statements of the registrant and its subsidiaries on Pages 18-24, the Notes to Consolidated Financial Statements on Pages 25-33, and the Report of Independent Auditors on Page 33 of the Annual Report to Shareholders for the year ended December 31, 1999, are incorporated herein by reference.

   Item 9.  Changes in and Disagreements with Accountants on Accounting
   ____________________________________________________________________
            and Financial Disclosure
            ________________________

   Not applicable.

                                                                      19
PART III
________

   Item 10.  Directors and Executive Officers of the Registrant
   ____________________________________________________________

   Required information is set forth under the caption "Election of Directors" on Pages 4-8 of the proxy statement issued in connection with the annual meeting of shareholders to be held April 18, 2000, and is incorporated herein by reference. Information regarding the executive officers of the registrant is included in Part I hereof.

   Item 11.  Executive Compensation
   ________________________________

   Required information is set forth under the caption "Executive
   Compensation" on Pages 11-22 of the proxy statement issued in connection with the annual meeting of shareholders to be held April 18, 2000, and is incorporated herein by reference.

   Item 12.  Security Ownership of Certain Beneficial Owners and Management
   ________________________________________________________________________

   Required information regarding Security Ownership of Certain Beneficial Owners and Management, including institutional investors owning more than 5% of the company's Common Stock, is set forth under the caption "Beneficial Ownership of Common Stock" on Pages 9-10 of the proxy statement issued in connection with the annual meeting of shareholders to be held April 18, 2000, and is incorporated herein by reference.

   Item 13.  Certain Relationships and Related Transactions
   ________________________________________________________

   Required information is set forth under the caption "Election of Directors" on Pages 4-8 of the proxy statement issued in connection with the annual meeting of shareholders to be held April 18, 2000, and is incorporated herein by reference.

                                                                     20
PART IV
_______

   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
   ___________________________________________________________________________

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

                                                                       21
     Listing of Exhibits (cont.)
     ___________________________

                    Management Contracts and Compensation Plans
                    ___________________________________________

          (10) The Management Performance Plan of The Timken Company for Officers and Certain Management Personnel was filed with Form 10-K for the period ended December 31, 1997, and is incorporated herein by reference.

          (10.1) The form of Deferred Compensation Agreement entered into with James W. Griffith, W. R. Timken, Jr., R. L. Leibensperger and B. J. Bowling was filed with Form 10-Q for the period ended September 30, 1995, and is incorporated herein by reference.

          (10.2) The Timken Company 1996 Deferred Compensation Plan for officers and other key employees, amended and restated as of April 20, 1999 was filed with Form 10-Q for the period ended March 31, 1999, and is incorporated herein by reference.

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


                                                                       22
     Listing of Exhibits (cont.)
     ___________________________

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

          (10.12) Amendment to the Amended and Restated Supplemental Pension Plan of the Timken Company executed on December 29, 1998 was filed with Form 10-K for the period ended December 31, 1998, and is incorporated herein by reference.

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

          (10.15) The form of The Timken Company Nonqualified Stock Option Agreement for transferable options as adopted on November 18, 1998 was filed with Form 10-K for the period ended December 31, 1998, and is incorporated herein by reference.

          (10.16) The Timken Company Deferral of Stock Option Gains Plan effective as of April 21, 1998 was filed with Form 10-Q for the period ended March 31, 1998, and is incorporated herein by reference.

                                                                       23
     Listing of Exhibits (cont.)
     ___________________________

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

          (10.19) The Timken Company Senior Executive Management Performance Plan effective January 1, 1999, and approved by shareholders April 20, 1999 was filed as Appendix A to Proxy Statement dated February 24, 1999, and is incorporated herein by reference.

          (10.20) The Timken Company Nonqualified Stock Option Agreement entered into with James W. Griffith and adopted on December 16, 1999.

          (10.21) The Timken Company Promissory Note entered into with James W. Griffith and dated December 17, 1999.

          (12)      Ratio of Earnings to Fixed Charges

          (13) Annual Report to Shareholders for the year ended December 31, 1999, (only to the extent expressly incorporated herein by reference).

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

                             THE TIMKEN COMPANY

By   /s/ W. R. Timken, Jr.              By  /s/ G. E. Little
     ________________________________       ________________________________
     W. R. Timken, Jr.,                     G. E. Little
     Director and Chairman and Chief        Senior Vice President - Finance
     Executive Officer                      (Principal Financial and
                                            Accounting Officer)
Date          March 29, 2000            Date            March 29, 2000
     ________________________________        _______________________________

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By  /s/ Stanley C. Gault*                By  /s/ John M. Timken, Jr.*
    ______________________________           _______________________________
    Stanley C. Gault      Director           John M. Timken, Jr.    Director
Date          March 29, 2000             Date           March 29, 2000

By  /s/ J. Clayburn La Force, Jr.*       By  /s/ W. J. Timken*
    ______________________________           _______________________________
    J. Clayburn La Force, Jr., Director      W. J. Timken           Director
Date          March 29, 2000             Date           March 29, 2000

By  /s/ James W. Griffith*               By /s/ Joseph F. Toot, Jr.*
    ______________________________           _______________________________
    James W. Griffith,    Director           Joseph F. Toot, Jr.    Director
Date          March 29, 2000             Date           March 29, 2000

By  /s/ John A. Luke, Jr.*               By  /s/ Martin D. Walker*
    ______________________________           _______________________________
    John A. Luke, Jr.     Director           Martin D. Walker       Director
Date          March 29, 2000             Date           March 29, 2000

By  /s/ Robert W. Mahoney*               By  /s/ Alton W. Whitehouse*
    ______________________________           _______________________________
    Robert W. Mahoney     Director           Alton W. Whitehouse,   Director
Date          March 29, 2000             Date           March 29, 2000

By  /s/ Jay A. Precourt*
    ______________________________
    Jay A. Precourt       Director
Date          March 29, 2000

                                         By  /s/ G. E. Little
                                         ___________________________________
                                         G. E. Little, attorney-in-fact
                                         By authority of Power of Attorney
                                         filed as Exhibit 24 hereto
                                         Date          March 29, 2000