Form 10-Q
period 2000-03-31
TIMKEN CO
filed 2000-05-12
CIK 98362

1.
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.   20549

                            FORM 10Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

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

                    YES    X      NO
                          ___         ___


Common shares outstanding at March 31, 2000, 60,964,527.

PART I.  FINANCIAL INFORMATION                                               2.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

                                                         Mar. 31      Dec. 31
                                                           2000         1999
ASSETS                                                 ----------    ----------
Current Assets                                          (Thousands of dollars)
Cash and cash equivalents...........................   $    9,620   $     7,906
Accounts receivable, less allowances,
(2000-$9,792; 1999-$9,497)..........................      394,033       339,326
Deferred income taxes...............................       39,901        39,706
Inventories (Note 2) ...............................      478,387       446,588
                                                       ----------    ----------
          Total Current Assets......................      921,941       833,526

Property, Plant and Equipment.......................    2,893,828     2,912,733
 Less allowances for depreciation...................    1,544,049     1,531,259
                                                       ----------    ----------
                                                        1,349,779     1,381,474

Costs in excess of net assets of acquired business,
less amortization, (2000-$36,570; 1999-$34,879).....      156,270       153,847
Other assets........................................       64,292        72,471
                                                       ----------    ----------
      Total Assets..................................   $2,492,282    $2,441,318
                                                       ==========    ==========

LIABILITIES
Current Liabilities
Accounts payable and other liabilities..............   $  241,101    $  236,602
Short-term debt and commercial paper................      141,288       122,547
Accrued expenses....................................      205,823       198,512
                                                       ----------    ----------
          Total Current Liabilities.................      588,212       557,661

Noncurrent Liabilities
Long-term debt (Note 3) ............................      326,302       327,343
Accrued pension cost................................      101,456        76,005
Accrued postretirement benefits cost................      395,531       394,084
Deferred income taxes...............................        5,453         6,147
Other noncurrent liabilities........................       32,643        34,097
                                                       ----------    ----------
          Total Noncurrent Liabilities..............      861,385       837,676

Shareholders' Equity (Note 4)
Common stock........................................      269,708       273,199
Earnings invested in the business...................      841,954       836,916
Accumulated other comprehensive income..............      (68,977)      (64,134)
                                                       ----------    ----------
          Total Shareholders' Equity................    1,042,685     1,045,981

      Total Liabilities and Shareholders' Equity....   $2,492,282    $2,441,318
                                                       ==========    ==========

PART I.  FINANCIAL INFORMATION Continued                               3.

THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                        Three Months Ended
                                                       Mar. 31       Mar. 31
                                                        2000          1999
                                                     ----------    ----------
(Thousands of dollars, except per share data)
Net sales.........................................   $  685,791    $  625,370
Cost of products sold.............................      540,826       498,811
                                                     ----------    ----------
   Gross Profit...................................      144,965       126,559

Selling, administrative and general expenses......       94,145        89,330
Impairment and restructuring charges (Note 5).....       14,759           -0-
                                                     ----------    ----------
   Operating Income...............................       36,061        37,229

Interest expense..................................       (7,222)       (6,656)
Interest income...................................          549           427
Other income (expense)............................       (2,655)       (3,415)
                                                     ----------    ----------
   Income Before Income Taxes.....................       26,733        27,585
Provision for income taxes (Note 6)...............       10,693        11,006
                                                     ----------    ----------
   Net Income.....................................   $   16,040    $   16,579
                                                     ==========    ==========

   Earnings Per Share * ..........................        $0.26         $0.27
   Earnings Per Share  - assuming dilution **.....        $0.26         $0.27

   Dividends Per Share............................        $0.18         $0.18
                                                     ==========    ==========

*  Average shares outstanding.....................   61,099,962    61,859,612
** Average shares outstanding - assuming dilution.   61,237,143    62,018,468

PART I.  FINANCIAL INFORMATION Continued                                   4.

THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                         Three Months Ended
Cash Provided (Used)                                    Mar. 31     Mar. 31
                                                          2000        1999
                                                        -------     -------
OPERATING ACTIVITIES                                 (Thousands of dollars)
Net Income............................................. $16,040     $16,579
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization.........................  38,221      36,597
 Provision (credit) for deferred income taxes..........      85      (5,724)
 Stock issued in lieu of cash to employee benefit plans     300       2,972
 Impairment and restructuring charges..................  14,759         -0-
 Changes in operating assets and liabilities:
  Accounts receivable.................................. (57,277)    (21,820)
  Inventories.......................................... (34,968)     (2,807)
  Other assets.........................................   1,011     (10,196)
  Accounts payable and accrued expenses................  37,694      37,210
  Foreign currency translation.........................    (167)      2,623
                                                        -------     -------
   Net Cash Provided by Operating Activities...........  15,698      55,434

INVESTING ACTIVITIES
 Purchases of property, plant and equipment - net...... (20,061)    (46,599)
 Acquisitions..........................................     -0-     (27,923)
                                                        -------     -------
   Net Cash Used by Investing Activities............... (20,061)    (74,522)

FINANCING ACTIVITIES
 Cash dividends paid to shareholders................... (11,002)    (11,138)
 Purchase of Treasury Shares...........................  (3,791)       (339)
 Payments on long-term debt............................    (964)        (78)
 Proceeds from issuance of long-term debt..............      27       1,819
 Short-term debt activity - net........................  22,190      39,763
                                                        -------     -------
   Net Cash Provided by Financing Activities...........   6,460      30,027

Effect of exchange rate changes on cash................    (383)       (247)

Increase in Cash and Cash Equivalents..................   1,714      10,692
Cash and Cash Equivalents at Beginning of Period.......   7,906         320
                                                        -------     -------
Cash and Cash Equivalents at End of Period............. $ 9,620     $11,012
                                                        =======     =======

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                          5.

Note 1 -- Basis of Presentation
The accompanying consolidated condensed financial statements (unaudited) for the Timken Company (the "company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes included in the company's annual report on Form 10-K for the year ended December 31, 1999.

                                                           3/31/00    12/31/99
Note 2 -- Inventories                                     --------   ---------
                                                         (Thousands of dollars)
Finished products                                         $176,276    $172,682
Work-in-process and raw materials                          247,418     235,251
Manufacturing supplies                                      54,693      38,655
                                                          --------    --------
                                                          $478,387    $446,588
                                                          ========    ========

Note 3 -- Long-term Debt                                   3/31/00    12/31/99
                                                          --------   ---------
                                                         (Thousands of dollars)
State of Ohio Pollution Control Revenue Refunding Bonds,
   maturing on July 1, 2003.  The variable interest
   rate is tied to the bank's tax exempt weekly interest
   rate.  The rate at March 31, 2000 is 3.95%.             $17,000     $17,000
State of Ohio Water Development Revenue Refunding
   Bond, maturing on May 1, 2007.  The variable interest
   rate is tied to the bank's tax exempt weekly interest
   rate. The rate at March 31, 2000 is 3.90%.                8,000       8,000
State of Ohio Air Quality and Water Development Revenue
   Refunding Bonds, maturing on June 1, 2001.  The
   variable interest rate is tied to the bank's tax
   exempt weekly interest rate.  The rate at
   March 31, 2000 is 3.90%.                                 21,700      21,700
State of Ohio Water Development Authority Solid Waste
   Revenue Bonds, maturing on July 2, 2032.  The
   variable interest rate is tied to the bank's tax
   exempt weekly interest rate.  The rate at
   March 31, 2000 is 3.95%.                                 24,000      24,000
Fixed Rate Medium-Term Notes, Series A, due at various
   dates through May, 2028 with interest rates ranging
   from 6.20% to 7.76%.                                    252,000     252,000
Other                                                        8,974       9,957
                                                          --------    --------
                                                           331,674     332,657
Less:  Current Maturities                                    5,372       5,314
                                                          --------    --------
                                                          $326,302    $327,343
                                                          ========    ========

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)
Continued                                                                   6.

Note 4 -- Shareholders' Equity                    3/31/00  12/31/99
                                                 --------  --------
Class I and Class II serial preferred stock    (Thousands of dollars)
without par value:
   Authorized -- 10,000,000 shares each class
   Issued - none                                 $      0  $      0
Common Stock without par value:
   Authorized -- 200,000,000 shares
   Issued (including shares in treasury)
      2000 - 63,082,626 shares
      1999 - 63,082,626 shares
   Stated Capital                                  53,064    53,064
   Other paid-in capital                          258,587   258,287
Less cost of Common Stock in treasury
      2000 - 1,963,008 shares
      1999 - 1,886,537 shares                      41,943    38,152
                                                 --------  --------
                                                 $269,708  $273,199
                                                 ========  ========

An analysis of the change in capital and earnings invested in the business is as follows:

                                               Common Stock       Earnings    Accumulated
                                                        Other     Invested       Other
                                              Stated   Paid-In     in the    Comprehensive   Treasury
                                             Capital   Capital    Business      Income         Stock       Total
                                             -------   --------   --------     ----------    --------   ----------
                                                                    (Thousands of dollars)
Balance December 31, 1999                    $53,064   $258,287   $836,916       ($64,134)   ($38,152)  $1,045,981

Net Income                                                          16,040                                  16,040
Foreign currency translation adjustment                                            (4,843)                  (4,843)
                                                                                                        ----------
Total comprehensive income                                                                                  11,197

Dividends  - $.18 per share                                        (11,002)                                (11,002)
Stock Options, employee benefit and dividend
  reinvestment plans:                                       300                                (3,791)      (3,491)
  Treasury - (issued)/acquired 231,561 shares                                                                   -0-
                                             -------   --------    --------     ----------   --------   ----------
Balance March 31, 2000                       $53,064   $258,587    $841,954      ($68,977)   ($41,943)  $1,042,685
                                             =======   ========    ========     ==========   ========   ==========

The total comprehensive income for the three months ended March 31, 1999 was $3,030,000.

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                          7.
Continued

Note 5 -- Impairment and Restructuring Charges

In March 2000, the company announced an acceleration of its global restucturing to position itself for profitable growth, streamline operations, reduce costs and improve European profitability. This restructuring is expected to save the company approximately $35 million annually before taxes by the end of 2001. Implementation, employee severance and non-cash impairment charges of $55 million before taxes are expected to be recorded over the next one to two years. Of this amount, approximately $35 million is anticipated as impairment and restructuring charges, and the remaining $20 million will be classified as either cost of products sold or selling, administrative and general expense.

In the first quarter 2000, the company recorded impairment and restructuring charges of $14.8 million before taxes which was related to the global restructuring acceleration. The charges reflected costs associated with abandoned acquisition, affiliation and divestiture efforts as well as the consolidation of certain operations in the company's worldwide steel operations. In addition, approximately $1.7 million of the charges relates to the severance costs associated with the termination of 78 positions in the company's European distribution network. No payments have been made through the end of the first quarter.

Key elements of the charges by industry are as follows (in thousands of dollars):
                                   Bearing        Steel          Total
Restructuring:                    --------      ---------      ---------
Separation costs - operations     $  1,661      $     -0-      $   1,661
Exit costs                              34            -0-             34
                                  --------      ---------      ---------
                                  $  1,695      $     -0-      $   1,695

Impaired assets:
Property, plant and equipment          -0-          8,880          8,880
Abandoned acquisitions                 214          3,970          4,184
                                  --------      ---------      ---------
                                  $    214      $  12,850      $  13,064
                                  --------      ---------      ---------
                                  $  1,909      $  12,850      $  14,759
                                  ========      =========      =========

Note 6 -- Income Tax Provision       Three Months Ended
                                     Mar. 31     Mar. 31
                                      2000        1999
                                    --------    --------
                 U.S.              (Thousands of dollars)
                    Federal          $ 6,931     $ 9,106
                    State & Local        505       1,035
                 Foreign               3,257         865
                                     -------     -------
                                     $10,693     $11,006
                                     =======     =======

Taxes provided exceed the U.S. statutory rate primarily due to state and local taxes and losses without current tax benefits.

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                          8.
Continued

Note 7 -- Segment Information

(Thousands of Dollars)                             Three Months Ended
                                                   Mar. 31    Mar. 31
Bearings                                             2000       1999
                                                   --------   --------
  Net sales to external customers                  $470,374   $438,717
  Depreciation and amortization                      21,287     20,486
  Earnings before interest and taxes                 32,133     23,249
  Interest expense                                   (5,534)    (5,080)
  Interest income                                       612        448

Steel

  Net sales to external customers                   215,418    186,653
  Intersegment sales                                 55,582     55,378
  Depreciation and amortization                      16,934     16,111
  Earnings before interest and taxes                  2,791     11,029
  Interest expense                                   (2,662)    (2,316)
  Interest income                                       911        719

Profit Before Taxes

  Total EBIT for reportable segments                 34,924     34,278
  Interest expense                                   (7,222)    (6,656)
  Interest income                                       549        427
  Intersegment adjustments                           (1,518)      (464)
  Income before income taxes                         26,733     27,585

                                                                     9.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------
The Timken Company reported net sales of $685.8 million for the first quarter of 2000, up 9.7% from $625.4 million in 1999's first quarter.
Net income declined 3.2% to $16 million compared to $16.6 million in the first quarter of 1999. In this first quarter of 2000, the company incurred total pretax charges of $16.8 million related to the company's global restructuring announced in March. Excluding these charges, net income for the first quarter of 2000 was $26.1 million. Sales and net income, excluding these charges, were at their highest levels since the second quarter of 1998.

The increase in sales volume resulted in part from investments the company made during the last few years in facilities to produce a new range of products, which are beginning to reach the market. In addition, international markets improved, especially industrial markets that were weakened by the Asian financial crisis. The U.S. and European automotive industries also remained strong.

Gross profit was approximately $145 million (21.1% of net sales) in the first quarter of 2000, compared to $126.6 million (20.2% of net sales) in 1999's first quarter. Continued strength in the automotive industry, increased demand for industrial products worldwide and improvement in international markets contributed to the increase.

Selling, administrative and general expenses were $94.1 million (13.7% of net sales) in the first quarter of 2000, compared to $89.3 million (14.3% of net sales) in 1999. The amount reserved for performance-based pay was higher in the first quarter 2000 due to the company's increased level of earnings.
Also contributing to the dollar increase was the inclusion of Timken India in consolidated results for the first quarter of 2000 as well as continued funding of growth initiatives and reorganization costs.

In March 2000, the company announced an acceleration of its global restructuring to position itself for profitable growth, streamline operations, reduce costs and improve European profitability. This restructuring is expected to save the company approximately $35 million annually before taxes by the end of 2001 and will result in the elimination of 600 positions worldwide. Implementation, employee severance and non-cash impairment charges of $55 million before taxes are expected to be recorded over the next one to two years. The restructuring was undertaken in order to accelerate the drive to improve competitiveness and further position the company for profitable worldwide growth. It will, in conjunction with the reorganization initiated late in 1999, support the company's transformation to a global business. It is an extension of actions begun during the second half of 1998 and during 1999 that included rationalization of plants and businesses to reduce asset intensity and assure world competitiveness.

The Western European restructuring will refocus the company's bearing manufacturing facility in Duston, England to specialize and fuel

                                                                     10.
Management's Discussion and Analysis of Financial Condition and Results of Operations

growth in advanced automotive bearings, roller production and formed products, reflecting current strong automotive demand. In addition, the company will shift manufacturing to facilities in Poland and Romania in order to achieve high quality and productivity at lower costs. The company will also consolidate the European distribution operations as well as reduce production costs in European steel operations and redefine the company's operations in Asia. The domestic restructuring includes the write-off of certain assets, primarily in the company's steel business as well as the reorientation of facilities and business systems around the global segments.

As a part of the restructuring, additional streamlining of the management structure, which results from the reorganization into global units, will be undertaken. The management streamlining is expected to reduce administrative costs by about $15 million annually before taxes, one half of which will be reinvested in growth initiatives in new products, strengthening customer engineering and project management, and creating more focused, entrepreneurial business entities. The new management structure is expected to facilitate the company's ability to bring new products and services to the market faster and more effectively.

The first quarter 2000 special charges of $16.8 million were related to the global restructuring acceleration. Included in these special charges was an impairment charge of approximately $13.1 million, the majority of which occurred in the company's steel business. The impairment charge reflected costs associated with abandoned acquisition, affiliation and divestiture efforts as well as consolidation of certain operations in the company's worldwide steel operations. The company also recorded charges of approximately $1.7 million related to its efforts to consolidate the distribution effort in Europe. The majority of this charge relates to severance costs associated with the termination of 78 positions in the European distribution network. Finally, the company recorded $2.0 million of consulting costs, classified as selling, administrative and general expenses, related to the company's realignment of businesses into global units.

"Other income (expense)" reflects lower expense in the first quarter of 2000 due primarily to higher foreign currency exchange losses recorded in the first quarter of 1999.

Bearings

Bearings' net sales were $470.4 million in the first quarter of 2000, up 7.2% compared to $438.7 million one year ago. Recovering North American industrial demand, modest strengthening in Asia and Europe and continued strong demand in North American automotive industry all combined to drive Bearings' net sales to a record level in this first quarter of 2000.
North American automotive sales were up 11% compared to the first quarter of 1999 due primarily to higher sales in the light and heavy truck segments. Sales in Latin America were higher by 28% and sales in Asia Pacific increased by 19%. North American industrial bearing

                                                                     11.
Management's Discussion and Analysis of Financial Condition and Results of Operations

sales, including original equipment and aftermarket, were up by 6%, ending the downward trend the company experienced over the past four quarters. Improved international economic conditions contributed to higher construction, mining, and farm equipment production. Aerospace sales declined by 10%. Railroad sales also declined by 25%. First quarter sales in Europe were higher by 6% compared to a year ago.

Bearings' earnings before interest and income taxes (EBIT) for the first quarter was $32.1 million, compared to $23.2 million in the first quarter of 1999. This was the highest EBIT since the second quarter of 1998. Excluding Bearing's portion of the impairment and restructuring charge, Bearings' EBIT was $35.6 million, up 53% from 1999's first quarter. Contributing to this increase was improved plant performance resulting from higher manufacturing volumes and on-going efforts to reduce manufacturing costs. Bearings' restructuring activities in England and Western Europe are expected to reduce costs and improve European profitability in the future.

Bearings' selling and administrative expenses in the first quarter of 2000 were higher than the year-ago quarter due in part to the addition of Timken India Limited, in which the company acquired a majority interest in March 1999. Continued funding of growth initiatives, an increase in the amount reserved for performance-based compensation plans and reorganization costs also added to first quarter costs.

Steel

Steel's net sales, including intersegment sales, were $271 million in the first quarter of 2000, an increase of 12% over the $242 million recorded a year earlier. Sales in the first quarter of 2000 were the strongest since the second quarter of 1998. Shipments were higher in all segments except aerospace. As a result, the company increased prices in the first quarter and announced further price increases effective for the second quarter.
Sales to oil country and service center customers grew faster than anticipated as a result of higher demand caused by a reduction in customer inventories. Oil country sales increased by about 200% compared to the year-ago quarter while service center sales increased by more than 90%. Industrial sales increased by about 10%. Sales to external bearing customers were up by about 15%. For automotive customers, first quarter sales of precision steel components were higher by 19%; however, alloy steel automotive sales were relatively flat compared to a year ago. Aerospace sales declined by 12% compared to 1999's first quarter. Demand for steel products appears strong as the industries the company serves are improving and the Asian crisis is passing.

Steel's EBIT was $2.8 million in the first quarter of 2000 compared to $11 million in 1999's first quarter. First quarter 2000 included impairment and restructuring charges related primarily to asset impairment and costs associated with abandonment of acquisition, affiliation and divestiture efforts. Excluding Steel's portion of the

                                                                     12.
Management's Discussion and Analysis of Financial Condition and Results of Operations

impairment and restructuring charge, Steel's EBIT was $16.1 million, up 46% from 1999's first quarter. Higher sales volume, price increases and savings generated by cost reductions implemented in the first quarter more than offset higher scrap and alloy prices.

Financial Condition
-------------------
Total assets as shown on the Consolidated Condensed Balance Sheets increased by $51 million from December 31, 1999. Inventory balances at the end of the first quarter were higher by $31.8 million compared to year-end 1999 levels. The number of days' supply in inventory increased by four days to 112 days at March 31, 2000, compared to 108 days at December 31, 1999. Bearings' inventory increased by about three days; Steel's inventory increased by about five days. Accounts receivable increased by almost $55 million reflecting the higher level of sales. The number of days' sales in receivables at March 31, 2000, decreased by 1 day compared to December 31, 1999.

As shown on the Consolidated Condensed Statement of Cash Flows, the increase in inventories required $35 million of cash during the first three months of 2000. The increase in accounts receivable used $57.3 million of cash. Cash was provided as a result of a $37.7 million increase in accounts payable and accrued expenses due primarily to higher reserves for pension liabilities as well as amounts reserved for performance-based pay during this first quarter of 2000. Purchases of property, plant and equipment-net used $20.1 million of cash in the first three months of 2000, compared to $46.6 million for the same period in 1999, reflecting lower capital spending. Company investments continue to support activities consistent with the company's strategies to achieve industry leadership, improve the core businesses, and increase growth and profitability

The 31% debt-to-total-capital ratio at March 31, 2000 was slightly higher than the 30.1% at year-end 1999. Debt increased by $16.5 million during the first three months of 2000 to $466.4 million at March 31, 2000.
In addition to capital expenditures, cash was used to pay dividends to shareholders, to fund working capital and to buy back shares of common stock as authorized under the company's 1998 common stock purchase plan. Short-term borrowing and issuance of medium-term notes will meet future cash needs that exceed cash generated from operations. Total shareholders' equity decreased by $3.3 million since December 31, 1999 due to payment of $11 million in dividends and the buyback of shares of the company's common stock. The $16 million increase in equity from the first quarter's net income was also offset by a $4.8 million foreign currency translation adjustment.

                                                                     13.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Other Information
-----------------
The industry's antidumping duty orders covering imports of tapered roller bearings from Japan, China, Hungary and Romania are currently in the process of being reviewed by U.S. government agencies to determine whether dumping and injury to the domestic industry are likely to continue or recur if the orders were to be revoked. These reviews commenced in April 1999, and should conclude by the end of the second quarter 2000. The company is actively participating in the proceedings. If the U.S. government determines that dumping and injury are likely to continue or recur, the antidumping duty finding and orders will continue in place for another five years. If, however, a determination is made that injury to the domestic industry is unlikely to continue or recur with respect to any of the four countries covered, the finding or order will be revoked with respect to that country. If, following the revocation of such an order, injurious dumping does continue or recur, contrary to the finding of the government, the improved conditions of trade of tapered roller bearings in the U.S., which resulted from the existing orders, would deteriorate. If injurious dumping does occur, such dumping could have a material adverse effect on the company's business, financial condition or results of operations.

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

Foreign currency exchange losses included in the company's operating results for the first quarter of 2000 totaled $0.5 million compared to $6.5 million in the first quarter of 1999. The January 1999 devaluation of the Brazilian Real contributed to 1999's foreign currency losses; however, the company's operations in France and the United Kingdom recorded the most significant translation losses. Also, in the first quarter of 2000 the company recorded a foreign currency translation adjustment of $4.8 million, which reduced other comprehensive income, compared to a reduction of $13.5 million in the year-ago period.

In January 2000, the company announced that distribution facilities would be moved from existing warehousing and shipping facilities in Germany, England, France and Italy to a central warehouse in Strasbourg, France, which will be operated by an external service provider. This initiative is expected to reduce employment at the facilities by approximately 78 positions.

Also in January 2000, members of the United Steelworkers of America, which represents the company's workers in the Canton, Columbus and

                                                                     14.
Management's Discussion and Analysis of Financial Condition and Results of Operations

Wooster facilities, ratified a new five-year agreement. This new contract will extend through September 26, 2005, and is the third consecutive early agreement reached by the company.

In the third quarter of 1999, the company announced it would explore strategic alternatives for its specialty steel subsidiary, Timken Latrobe Steel. In February 2000, the company determined it would retain Timken Latrobe Steel as a separate business within the company's Steel business.

During the first quarter of 2000, the company purchased 237,300 shares of its common stock to be held in treasury as authorized under the company's 1998 common stock purchase plan. To date, 2.9 million shares of the 4 million shares authorized have been purchased pursuant to the plan. The authorization to purchase shares under the 1998 plan expires December 31, 2001.

On April 18, 2000, the board of directors declared a quarterly cash dividend of 18 cents per share payable June 5, 2000, to shareholders of record at the close of business on May 19, 2000. This is the 312th consecutive dividend paid on the common stock of the company.

Also on April 18, 2000, the shareholders of the company elected Mrs. Jacqueline F. Woods to the board of directors for a three-year term expiring at the 2003 annual meeting. Mrs. Woods, 52, has served as president of Ameritech Ohio, a subsidiary of SBC Communications Inc., since 1993. In addition, Stanley C. Gault, John M. Timken, Jr. and
W. R. Timken, Jr. were re-elected as directors for three-year terms to expire at the 2003 annual meeting.

In April 2000, Rail Bearing Service, a subsidiary of the company, announced a consolidation of their Knoxville, Tennessee facilities. The three reconditioning locations and office have been consolidated into one newly constructed facility.

The statements set forth in this document that are not historical in nature are forward-looking statements. The company cautions readers that actual results may differ materially from those projected or implied in forward-looking statements made by or on behalf of the company due to a variety of important factors, such as:

a) changes in world economic conditions. This includes, but is not limited to, the potential instability of governments and legal systems in countries in which the company conducts business and significant changes in currency valuations.

b) the effects of changes in customer demand on sales, product mix, and prices. This includes the effects of customer strikes, the impact of changes in industrial business cycles, whether conditions of fair trade continue in the U.S. market, and the possible revocation in the U.S. of the anti-dumping duty orders on tapered roller bearings, on which a decision is to be reached by the U.S. government by the end of June 2000.

                                                                     15.
Management's Discussion and Analysis of Financial Condition and Results of Operations

c) competitive factors, including changes in market penetration, the introduction of new products by existing and new competitors, and new technology that may impact the way the company's products are sold or distributed.

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

e) the success of the company's operating plans, including its ability to achieve the benefits from its ongoing continuous improvement and rationalization programs; its ability to integrate acquisitions into company operations; the ability of recently acquired companies to achieve satisfactory operating results;
    its ability to maintain appropriate relations with unions that represent company associates in certain locations in order to avoid disruptions of business and its ability to successfully implement its new organizational structure.

f) unanticipated litigation, claims or assessments. This includes, but is not limited to, claims or problems related to product warranty and environmental issues.

g) changes in worldwide financial markets to the extent they affect the company's ability or costs to raise capital, have an impact on the overall performance of the company's pension fund investments and/or cause changes in the economy which affect customer demand.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

          Not applicable.

Item 2.  Changes in Securities

          Not applicable.

Item 3.  Defaults Upon Senior Securities

          Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

          (1) The Board of Directors recommended the four individuals set forth below be elected Directors in Class III at the 2000 Annual Meeting of Shareholders of The Timken Company held on April 18, 2000, to serve a term of three years expiring at the Annual Meeting in 2003 (or until their respective successors elected and qualified). The first three individuals had been previously elected as Directors by the shareholders and were re-elected at the 2000 meeting.

                                             Affirmative          Withheld

                Stanley C. Gault             55,322,161           1,575,240
                John M. Timken, Jr.          54,611,517           2,285,884
                W. R. Timken, Jr.            55,352,468           1,544,933
                Jacqueline F. Woods          55,024,184           1,873,217

          (2) Shareholders approved The Timken Company Long-Term Incentive Plan As Amended And Restated As Of December 16, 1999.

                         Affirmative         Negative              Abstain

                         49,975,536          5,920,575            1,001,290

Item 5.  Other Information

          Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

          (a).  Exhibits

               10 The Timken Company Long-Term Incentive Plan As Amended And Restated As Of December 16, 1999, and approved by share-holders April 18, 2000 was filed as Appendix A to Proxy Statement dated February 23, 2000, and is incorporated herein by reference.

               10.1 The Timken Company Director Deferred Compensation Plan effective as of February 4, 2000.

               10.2 The form of The Timken Company Nonqualified Stock Option Agreement for nontransferable options as adopted on April 18, 2000.

               10.3 The form of The Timken Company Nonqualified Stock Option Agreement for transferable options as adopted on April 18, 2000.

               10.4 The form of The Timken Company Nonqualified Stock Option Agreement for special award options as adopted on April 18, 2000.

               10.5 The form of The Timken Company Deferred Shares Agreement as adopted on April 18, 2000.

               10.6  Amendment to Employee Excess Benefits Agreement

               11    Computation of Per Share Earnings

               12    Computation of Ratio of Earnings to Fixed Charges


Item 6.  Exhibits and Reports on Form 8-K cont.

               27    Financial Data Schedule

         The company did not file any reports on Form 8-K during the three months ended March 31, 2000.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         The Timken Company
                                  _______________________________


Date       May 12, 2000            BY   /s/ W. R. Timken, Jr.
      ________________________    _______________________________
                                   W. R. Timken, Jr.,
                                   Director and Chairman;
                                   Chief Executive Officer



Date       May 12, 2000            BY   /s/ G. E. Little
      ________________________    _______________________________
                                   G. E. Little
                                   Senior Vice President - Finance