Form 10-Q
period 2000-06-30
TIMKEN CO
filed 2000-08-11
CIK 98362

1.
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.   20549

                            FORM 10Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

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

                    YES    X      NO
                          ___         ___


Common shares outstanding at June 30, 2000, 60,586,153.

PART I.  FINANCIAL INFORMATION                                             2.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

                                                         June 30      Dec. 31
                                                           2000         1999
ASSETS                                                 ----------    ----------
Current Assets                                          (Thousands of dollars)
Cash and cash equivalents...........................      $ 6,450       $ 7,906
Accounts receivable, less allowances,
(2000-$10,199; 1999-$9,497).........................      406,157       339,326
Deferred income taxes...............................       38,929        39,706
Inventories (Note 2) ...............................      484,376       446,588
                                                       ----------    ----------
          Total Current Assets......................      935,912       833,526

Property, Plant and Equipment.......................    2,907,983     2,912,733
 Less allowances for depreciation...................    1,563,492     1,531,259
                                                       ----------    ----------
                                                        1,344,491     1,381,474

Costs in excess of net assets of acquired business,
less amortization, (2000-$38,102; 1999-$34,879).....      154,081       153,847
Other assets........................................       75,488        72,471
                                                       ----------    ----------
      Total Assets..................................   $2,509,972    $2,441,318
                                                       ==========    ==========

LIABILITIES
Current Liabilities
Accounts payable and other liabilities..............     $248,285      $236,602
Short-term debt and commercial paper................      181,620       122,547
Accrued expenses....................................      176,514       198,512
                                                       ----------    ----------
          Total Current Liabilities.................      606,419       557,661

Noncurrent Liabilities
Long-term debt (Note 3) ............................      305,908       327,343
Accrued pension cost................................      115,087        76,005
Accrued postretirement benefits cost................      396,705       394,084
Deferred income taxes...............................       19,279         6,147
Other noncurrent liabilities........................       31,343        34,097
                                                       ----------    ----------
          Total Noncurrent Liabilities..............      868,322       837,676

Shareholders' Equity (Note 4)
Common stock........................................      262,282       273,199
Earnings invested in the business...................      852,239       836,916
Accumulated other comprehensive income..............      (79,290)      (64,134)
                                                       ----------    ----------
          Total Shareholders' Equity................    1,035,231     1,045,981

      Total Liabilities and Shareholders' Equity....   $2,509,972    $2,441,318
                                                       ==========    ==========

PART I.  FINANCIAL INFORMATION Continued                                   3.

THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                                   Six Months Ended            Three Months Ended
                                                                 June 30       June 30        June 30       June 30
                                                                  2000          1999           2000          1999
                                                               ----------    ----------      --------      --------
                                                                   (Thousands of dollars, except per share data)
Net sales...................................................   $1,379,054    $1,261,469      $693,263      $636,099
Cost of products sold.......................................    1,091,613     1,015,309       550,787       516,498
                                                               ----------    ----------      --------      --------
   Gross Profit.............................................      287,441       246,160       142,476       119,601

Selling, administrative and general expenses................      185,260       177,111        91,115        87,781
Impairment and restructuring................................       18,081         -             3,322         -
                                                               ----------    ----------      --------      --------
   Operating Income.........................................       84,100        69,049        48,039        31,820

Interest expense............................................      (14,693)      (13,525)       (7,471)       (6,869)
Interest income.............................................        1,109         1,148           560           721
Other income (expense)......................................       (6,240)       (6,163)       (3,585)       (2,748)
                                                               ----------    ----------      --------      --------
   Income Before Income Taxes...............................       64,276        50,509        37,543        22,924
Provision for income taxes (Note 6).........................       26,996        21,666        16,303        10,660
                                                               ----------    ----------      --------      --------
   Net Income...............................................      $37,280       $28,843       $21,240       $12,264
                                                               ==========    ==========      ========      ========

   Earnings Per Share * ....................................        $0.61         $0.47         $0.35         $0.20
   Earnings Per Share  - assuming dilution **...............        $0.61         $0.46         $0.35         $0.20

   Dividends Per Share......................................        $0.36         $0.36         $0.18         $0.18
                                                               ==========    ==========      ========      ========

*  Average shares outstanding...............................   60,969,469    61,884,046    60,837,740    61,906,626
** Average shares outstanding - assuming dilution...........   61,171,114    62,122,559    61,103,848    62,224,795

PART I.  FINANCIAL INFORMATION Continued                                   4.

THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                          Six Months Ended
Cash Provided (Used)                                     June 30    June 30
                                                          2000        1999
                                                        -------     -------
OPERATING ACTIVITIES                                  (Thousands of dollars)
Net Income............................................. $37,280     $28,843
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization.........................  75,894      73,652
 Provision (credit) for deferred income taxes..........  15,312     (10,904)
 Stock issued in lieu of cash to employee benefit plans      60       3,394
 Non-cash portion of impairment and restructuring
  charges..............................................  16,445         -
 Changes in operating assets and liabilities:
  Accounts receivable.................................. (71,932)     (6,300)
  Inventories.......................................... (45,032)     36,541
  Other assets......................................... (10,549)     (3,309)
  Accounts payable and accrued expenses................  30,064      23,660
  Foreign currency translation.........................    (738)      2,823
                                                        -------     -------
   Net Cash Provided by Operating Activities...........  46,804     148,400

INVESTING ACTIVITIES
 Purchases of property, plant and equipment - net...... (57,055)    (88,065)
 Acquisitions..........................................     -       (27,939)
                                                        -------     -------
   Net Cash Used by Investing Activities............... (57,055)   (116,004)

FINANCING ACTIVITIES
 Cash dividends paid to shareholders................... (21,957)    (22,284)
 Purchase of treasury shares........................... (10,977)       (339)
 Payments on long-term debt............................  (1,453)       (279)
 Proceeds from issuance of long-term debt..............   2,061       2,723
 Short-term debt activity - net........................  41,585       7,570
                                                        -------     -------
   Net Cash Provided (Used) by Financing Activities....   9,259     (12,609)

Effect of exchange rate changes on cash................    (464)       (530)

(Decrease) increase in Cash and Cash Equivalents.......  (1,456)     19,257
Cash and Cash Equivalents at Beginning of Period.......   7,906         320
                                                        -------     -------
Cash and Cash Equivalents at End of Period............. $ 6,450     $19,577
                                                        =======     =======

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                         5.

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

                                                           6/30/00    12/31/99
Note 2 -- Inventories                                     --------   ---------
                                                         (Thousands of dollars)
Finished products                                         $179,114    $172,682
Work-in-process and raw materials                          267,382     235,251
Manufacturing supplies                                      37,880      38,655
                                                          --------    --------
                                                          $484,376    $446,588
                                                          ========    ========

Note 3 -- Long-term Debt                                   6/30/00    12/31/99
                                                          --------   ---------
                                                         (Thousands of dollars)
State of Ohio Pollution Control Revenue Refunding Bonds,
   maturing on July 1, 2003.  The variable interest
   rate is tied to the bank's tax exempt weekly interest
   rate.  The rate at June 30, 2000 is 4.75%.              $17,000     $17,000
State of Ohio Water Development Revenue Refunding
   Bond, maturing on May 1, 2007.  The variable interest
   rate is tied to the bank's tax exempt weekly interest
   rate. The rate at June 30, 2000 is 4.80%.                 8,000       8,000
State of Ohio Air Quality and Water Development Revenue
   Refunding Bonds, maturing on June 1, 2001.  The
   variable interest rate is tied to the bank's tax
   exempt weekly interest rate.  The rate at
   June 30, 2000 is 4.80%.                                  21,700      21,700
State of Ohio Water Development Authority Solid Waste
   Revenue Bonds, maturing on July 2, 2032.  The
   variable interest rate is tied to the bank's tax
   exempt weekly interest rate.  The rate at
   June 30, 2000 is 4.85%.                                  24,000      24,000
Fixed Rate Medium-Term Notes, Series A, due at various
   dates through May, 2028 with interest rates ranging
   from 6.20% to 7.76%.                                    252,000     252,000
Other                                                       10,419       9,957
                                                          --------    --------
                                                           333,119     332,657
Less:  Current Maturities                                   27,211       5,314
                                                          --------    --------
                                                          $305,908    $327,343
                                                          ========    ========

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)
Continued                                                                  6.

Note 4 -- Shareholders' Equity                    6/30/00  12/31/99
                                                 --------  --------
Class I and Class II serial preferred stock    (Thousands of dollars)
without par value:
   Authorized -- 10,000,000 shares each class
   Issued - none                                 $   -     $   -
Common Stock without par value:
   Authorized -- 200,000,000 shares
   Issued (including shares in treasury)
      2000 - 63,082,626 shares
      1999 - 63,082,626 shares
   Stated Capital                                  53,064    53,064
   Other paid-in capital                          258,347   258,287
Less cost of Common Stock in treasury
      2000 - 2,496,472 shares
      1999 - 1,886,537 shares                      49,129    38,152
                                                 --------  --------
                                                 $262,282  $273,199
                                                 ========  ========

An analysis of the change in capital and earnings invested in the business is as follows:

                                               Common Stock       Earnings    Accumulated
                                                        Other     Invested       Other
                                              Stated   Paid-In     in the    Comprehensive   Treasury
                                             Capital   Capital    Business      Income         Stock       Total
                                             -------   --------   --------     ----------    --------   ----------
                                                                    (Thousands of dollars)
Balance December 31, 1999                    $53,064   $258,287   $836,916       ($64,134)   ($38,152)  $1,045,981

Net Income                                                          37,280                                  37,280
Foreign currency translation adjustment                                           (15,156)                 (15,156)
                                                                                                        ----------
Total comprehensive income                                                                                  22,124

Dividends  - $.36 per share                                        (21,957)                                (21,957)
Stock Options, employee benefit and dividend
  reinvestment plans:                                        60                               (10,977)     (10,917)
  Treasury - acquired 641,200 shares, net
                                             -------   --------    --------     ----------   --------   ----------
Balance June 30, 2000                        $53,064   $258,347    $852,239      ($79,290)   ($49,129)  $1,035,231
                                             =======   ========    ========     ==========   ========   ==========

The total comprehensive income for the three months ended June 30, 2000 and 1999 was $10,927,000 and
$8,150,000, respectively.  Total comprehensive income for the six months ended June 30, 1999 was $11,180,000.

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                          7.
Continued

Note 5 -- Impairment and Restructuring Charges

In March 2000, the company announced an acceleration of its global restucturing to position itself for profitable growth, streamline operations, reduce costs and improve European profitability. This restructuring is expected to save the company approximately $35 million annually before taxes by the end of 2001. Employee severance, exit costs, non-cash impairment and reorganization charges of an estimated $55 million before taxes are expected to be recorded over the next one to two years. Of this amount, approximately $35 million is anticipated as impairment and restructuring charges, and the remaining $20 million will be classified as either cost of products sold or selling, administrative and general expense.

Of the $21.6 million recorded through June 2000, $18.1 million were restructuring and impairment charges related to the global restucturing acceleration. In addition, reorganization expenses of $3.5 million were recorded with $2.9 million related to bearing operations and $0.6 million related to steel operations.

Impairment charges of $13.5 million reflected costs associated with the consolidation of operations as well as abandoned acquisition, affiliation and divestiture efforts. The restructuring charges of $4.6 million primarily relate to the severance costs associated with the future termination of 120 positions in Europe and the U.S. Of the 120 positions to be terminated, 31 have exited as of June 30, 2000. The remaining positions are expected to exit by the end of the first quarter of 2001. Payments charged against the restructuring liability through the end of the second quarter were $1.6 million, resulting in an accrual balance of $3 million.

Key elements of the restructuring and impairment charges by industry through June are as follows (in thousands of dollars):

                                      Bearing        Steel          Total
Restructuring:                       --------      ---------      ---------
Separation costs - operations        $  2,220      $   -          $   2,220
Separation costs - administration       1,898            419          2,317
Exit costs                                 38          -                 38
                                     --------      ---------      ---------
                                     $  4,156      $     419      $   4,575

Impaired assets:
Property, plant and equipment             764          8,526          9,290
Abandoned acquisitions                    214          4,002          4,216
                                     --------      ---------      ---------
                                     $    978      $  12,528      $  13,506
                                     --------      ---------      ---------
                                     $  5,134      $  12,947      $  18,081
                                     ========      =========      =========


PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                          8.
Continued

Note 6 -- Income Tax Provision        Six Months Ended     Three Months Ended
                                     June 30     June 30   June 30     June 30
                                      2000        1999      2000        1999
                                    --------    --------  --------    --------
                 U.S.                         (Thousands of dollars)
                    Federal          $18,841     $17,455   $11,910      $8,349
                    State & Local        965       1,421       460         386
                 Foreign               7,190       2,790     3,933       1,925
                                     -------     -------   -------     -------
                                     $26,996     $21,666   $16,303     $10,660
                                     =======     =======   =======     =======

Taxes provided exceed the U.S. statutory rate primarily due to state and local taxes and losses without current tax benefits. The restructuring charges are increasing the company's annualized income tax rate above 1999 levels due to the inability to tax effect certain current foreign losses.

Note 7 -- Segment Information

(Thousands of Dollars)                 Six Months Ended     Three Months Ended
                                      June 30    June 30     June 30    June 30
Bearings                               2000       1999        2000      1999
                                     --------   --------    --------  --------
  Net sales to external customers    $936,408   $890,155    $466,034  $451,438
  Depreciation and amortization        42,093     41,003      20,806    20,517
  Earnings before interest and taxes   58,769     43,319      26,636    20,070
  Interest expense                    (12,069)   (10,503)     (6,536)   (5,423)
  Interest income                       1,211      1,203         599       755

Steel

  Net sales to external customers     442,646    371,314     227,229   184,661
  Intersegment sales                  106,914    103,643      51,332    48,265
  Depreciation and amortization        33,801     32,649      16,867    16,538
  Earnings before interest and taxes   19,526     18,279      16,735     7,250
  Interest expense                     (5,579)    (4,568)     (2,917)   (2,252)
  Interest income                       2,854      1,492       1,943       773

Profit Before Taxes

  Total EBIT for reportable segments   78,295     61,598      43,371    27,320
  Interest expense                    (14,693)   (13,525)     (7,471)   (6,869)
  Interest income                       1,109      1,148         560       721
  Intersegment adjustments               (435)     1,288       1,083     1,752
  Income before income taxes           64,276     50,509      37,543    22,924

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

The Timken Company reported net sales of $693.3 million for the second quarter of 2000, an increase of 9% from $636.1 million in 1999's second quarter. Net income increased by 72% to $21.2 million compared to $12.3 million in the second quarter of 1999. In the second quarter of 2000, the company incurred total pretax charges of $4.8 million related to the company's restructuring and reorganization. These charges included $3.3 million related to restructuring and impairment charges and $1.5 million related to reorganization expenses, which were reflected in the company's cost of products sold and selling, administrative and general expenses for the quarter.

The increase in sales volume resulted from continued improvement in North American industrial markets as well as strengthening demand in international markets such as Latin America and Asia. The North American automotive industry remained strong through the quarter although the heavy truck sector showed signs of weakening.

Gross profit was $142.5 million (20.6% of net sales) in the second quarter of 2000, compared to $119.6 million (18.8% of net sales) in 1999's second quarter. The effect of higher sales volumes combined with a more favorable product mix in industrial and aftermarket products contributed to the increase.

Selling, administrative and general expenses were $91.1 million (13.1% of net sales) in the second quarter of 2000, compared to $87.8 million
(13.8% of net sales) recorded in 1999's second quarter. This increase in total expenses resulted primarily from increased expenses for Timken India Limited, in which the company acquired a majority interest in March 1999, and reorganization expense related to the company's realignment of businesses into global units.

Pursuant to the acceleration of the company's global restructuring announced in March 2000, $21.6 million of the estimated $55 million pretax charge was recorded in the first half of 2000. The pretax charge included $18.1 million in restructuring and impairment charges, $12.5 million of which related to the impairment of domestic steel assets, with the balance primarily being bearing severance expense. Also included was $3.5 million in reorganization expense, primarily selling, administrative and general expenses related to the realignment of the bearing business into global units. The remainder of the impairment and restructuring charges are anticipated to be recorded over the next three quarters, with full impact of savings from these programs realized by the end of 2001.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

The restructuring is utilizing initiatives to improve competitiveness, promote profitable worldwide growth and transform the company into global business units. These initiatives include rationalization of plants and businesses to reduce asset intensity as well as streamlining the management structure. Of the 600 positions to be eliminated worldwide, 120 have been identified, primarily in Europe and the U.S., with 31 actual terminations to date. Payments charged against the $4.6 million restructuring liability through the end of the second quarter of 2000 were $1.6 million, resulting in an accrual balance of $3 million.

Other income (expense) reflected higher expense in the second quarter of 2000 due primarily to higher transactional foreign currency exchange losses recorded in the second quarter of 2000 related to the strength of the U.S. dollar and British pound against other weakened currencies.

Bearings

Bearings' net sales were $466 million in the second quarter of 2000, up 3.2% compared to $451.4 million recorded in the year-earlier period. Sales increased as a result of the continued recovery of North American industrial demand and strengthening in international markets such as Asia and Latin America, which offset the softening of sales in the North American rail and aerospace industries.

North American automotive sales were relatively flat compared to the second quarter of 1999. Although North American passenger car and light truck markets remained strong through the second quarter, the heavy truck industry showed signs of weakening. Sales in the North American industrial sector, which includes original equipment and aftermarket, increased 13% from the year-ago period. This continued the upward trend begun in the first quarter of 2000, following weakened industrial bearing sales during 1999. Sales in Latin America were higher by 24% and sales in Asia Pacific increased by 16%. However, aerospace and super-precision bearing sales in the second quarter of 2000 decreased 3% compared to the same period a year ago. In addition, North American railroad sales declined by 13%.

Excluding Bearings' portion of the impairment and restructuring charge as well as reorganization expense, Bearings' EBIT was $31.2 million, up 55.2% from 1999's second quarter. Including these charges, Bearings' earnings before interest and income taxes (EBIT) for the second quarter was $26.6 million, compared to $20.1 million in the second quarter of 1999. One of the major factors contributing to this

Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

increase was the increased sales volume in the second quarter of 2000 compared to the same period a year-ago. Additionally, there has been a shift in the product mix attributable to the increased sales in the industrial sector, which is related to increased production to cover depleted dealer stock in construction and farm equipment as well as the increase in aftermarket business fueled by the recovery in Latin and North America.

Bearings' selling and administrative expenses in the second quarter of 2000 were higher than the year-ago quarter due primarily to the increased expenses for Timken India Limited, in which the company acquired a majority interest in March 1999, and reorganization expense.

Steel

Steel's net sales, including intersegment sales were $278.6 million in the second quarter of 2000, an increase of 19.6% from the $232.9 million recorded a year earlier. Sales in the second quarter of 2000 were the strongest since the second quarter of 1998. The second quarter of 2000 reflected the continued strength in the automotive and bearings industries and stronger sales in the industrial, aerospace, oil and service center markets. Sales to oil country customers increased three times from a low base in the second quarter of 1999 while service center sales increased by more than 137%. Sales to oil country and service center customers were favorably impacted in the current quarter because of the increase in oil prices, which has caused an increase in active oil rigs. As a result, the replenishment of distributor inventory has caused this increase in sales. In the second quarter of 1999, these customers reduced excess inventories and sales were markedly depressed. Sales to external bearing customers were up by approximately 30%. Industrial sales increased almost 34%. For automotive customers, second quarter
2000 sales of precision steel components were higher by about 10%
whereas alloy steel automotive sales decreased slightly by about 5% from the second quarter of 1999.

Excluding Steel's portion of the impairment and restructuring charge and reorganization expense, Steel's EBIT was $16.9 million, more than double the EBIT in the second quarter of 1999. Steel's EBIT was $16.7 million in the second quarter of 2000 compared to $7.3 million in 1999's second quarter. Second quarter 2000 included impairment and restructuring charges related primarily to administrative severance costs. Higher sales volume as well as controlling of business costs in the second quarter more than offset the effect of higher scrap prices and other manufacturing costs.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Financial Condition
-------------------
Total assets as shown on the Consolidated Condensed Balance Sheets increased by approximately $69 million from December 31, 1999. Inventory balances at the end of the second quarter were higher compared to year-end 1999 levels. The number of days' supply in inventory increased by three days to 111 days at June 30, 2000, compared to 108 days at December 31, 1999. Bearings' and Steel's inventories both increased approximately three days.

As shown on the Consolidated Condensed Statement of Cash Flows, the increase in inventories required $45 million of cash during the first six months of 2000. Accounts receivable increased by $71.9 million since December 31, 1999, reflecting the higher level of sales in the first half of 2000. The number of days' sales in receivables as of June 30, 2000, increased approximately 1 day compared to December 31, 1999. Cash was provided as a result of a $30.1 million increase in accounts payable and accrued expenses due primarily to higher accruals for pension liabilities related to the labor union agreement ratified in the first quarter of 2000 and an increase in amounts payable to suppliers. Purchases of property, plant and equipment used $57.1 million of cash in the first six months of 2000, below the $88.1 million spent during the same period in 1999. The company expects the level of spending to increase this year to support industry leadership strategies and improvement in core businesses incorporating growth and profitability.

The 32% debt-to-total-capital ratio at June 30, 2000, was higher than the 30.1% at year-end 1999. Debt increased by $37.6 million during the first six months of 2000 to $487.5 million at June 30, 2000. In addition to capital expenditures, cash was used to fund working capital, pay dividends to shareholders, and buy back shares of common stock as authorized under the company's 1998 common stock purchase plan. Short-term borrowing and issuance of medium-term notes should meet future cash needs that exceed cash generated from operations. Total shareholders' equity decreased by approx-imately $10.8 million since December 31, 1999. The $37.3 million increase in equity from net income was offset by the $15.1 million foreign currency translation adjustment as well as the payment of approximately $22 million in dividends and the $11 million net effect of transactions involving the company's treasury shares of common stock. The increase in the foreign currency translation adjustment was mainly a result of the fluctuation in exchange rates for currencies such as the British pound, Euro and Australian and Canadian dollars.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Other Information
-----------------

The industry's antidumping duty orders covering imports of tapered roller bearings from Japan, China, Hungary and Romania were reviewed by U.S. government agencies to determine whether dumping and injury to the domestic industry are likely to continue or recur if orders were to be revoked. These reviews commenced in April 1999, and the company has actively participated in the proceedings. In early June 2000, the U.S. International Trade Commission (ITC) voted to revoke the antidumping orders on imports of tapered roller bearings from Japan, Romania and Hungary. The ITC determined that revocation of the antidumping duty orders on tapered roller bearings from those countries was not likely to lead to continuation or recurrence of material injury to the domestic industry within a reasonably foreseeable time. The ITC upheld the antidumping duty order against China. The company has filed an appeal of the ITC's decision regarding Japan. If following the revocation of the orders and contrary to the ITC's finding, injurious dumping from these countries continues or recurs, the improved conditions of trade of tapered roller bearings in the U.S., which resulted from the existing orders, would deteriorate. If injurious dumping does occur, such dumping could have a material adverse effect on the company's business, financial condition or results of operations. The company would explore alternatives to remedy this material adverse effect as the law provides for expedited investigations in cases where an order was revoked as a result of this review.

The ITC separately extended the antidumping duty orders on ball bearings from Germany, France, Japan and several other countries. These extended orders should continue to provide the company's aerospace business with fair competition for these products in the U.S.

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

Foreign currency exchange losses included in the company's operating results for the first six months of 2000 totaled $0.6 million compared to $7.1 million in the year-ago period. The January 1999 devaluation of the Brazilian Real contributed to 1999's foreign currency losses; however, the company's operations in France and the United Kingdom

Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

recorded the most significant translation losses. Also, in the first half of 2000, the company recorded a foreign currency translation adjustment of $15.1 million that reduced shareholders' equity compared to a foreign currency translation adjustment of $17.7 million in the first half of 1999. Continued weakening currencies in many of the countries in which the company operates caused the adjustments in the first half of 2000.

During the second quarter of 2000, the company purchased 403,900 shares of its common stock to be held in treasury as authorized under the company's 1998 common stock purchase plan. To date, 3.3 million shares of the 4 million shares authorized have been purchased pursuant to the plan. The authorization to purchase shares under the 1998 plan expires December 31, 2001.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletion (SAB) No. 101, "Revenue Recognition." SAB No. 101 provides guidance on numerous revenue recognition issues and is required to be adopted by the company in the fourth quarter of 2000. The company has not yet determined its effects, if any, on its operations or financial position.

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

b) the effects of changes in customer demand on sales, product mix, and prices. This includes the effects of customer strikes, the impact of changes in industrial business cycles and whether conditions of fair trade continue in the U.S. market, in light of the ITC voting in June 2000 to revoke the antidumping orders on imports of tapered roller bearings from Japan, Romania and Hungary.

c) competitive factors, including changes in market penetration, the introduction of new products by existing and new competitors, and new technology that may impact the way the company's products are sold or distributed.

Management's Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

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

e) unanticipated litigation, claims or assessments. This includes, but is not limited to, claims or problems related to product warranty and environmental issues.

f) changes in worldwide financial markets to the extent they affect the company's ability or costs to raise capital, have an impact on the overall performance of the company's pension fund investments and/or cause changes in the economy which affect customer demand.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

          Not applicable.

Item 2.  Changes in Securities

          Not applicable.

Item 3.  Defaults Upon Senior Securities

          Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

          Not applicable.

Item 5.  Other Information

          Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

          (a).  Exhibits

               10    Consulting agreement entered into with Robert L.
                     Leibensperger

               10.1  Consulting agreement entered into with John Schubach

               11    Computation of Per Share Earnings

               12    Computation of Ratio of Earnings to Fixed Charges

               27    Financial Data Schedule

         The company did not file any reports on Form 8-K during the three months ended June 30, 2000.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         The Timken Company
                                  _______________________________


Date       August 11, 2000         BY   /s/ W. R. Timken, Jr.
      ________________________    _______________________________
                                   W. R. Timken, Jr.,
                                   Director and Chairman;
                                   Chief Executive Officer



Date       August 11, 2000         BY   /s/ G. E. Little
      ________________________    _______________________________
                                   G. E. Little
                                   Senior Vice President - Finance