Form 10-Q
period 2000-09-30
TIMKEN CO
filed 2000-11-13
CIK 98362

                                                                           1.
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.   20549
                            FORM 10Q
[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934 for the quarterly period
   ended September 30, 2000.
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

Common shares outstanding at September 30, 2000, 60,018,284.

PART I.  FINANCIAL INFORMATION                                             2.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
                                                        Sept. 30      Dec. 31
                                                          2000          1999
ASSETS                                                 ----------    ----------
Current Assets                                          (Thousands of dollars)
Cash and cash equivalents...........................      $18,921       $ 7,906
Accounts receivable, less allowances,
(2000-$10,454; 1999-$9,497).........................      380,111       339,326
Deferred income taxes...............................       35,421        39,706
Inventories (Note 2) ...............................      500,599       446,588
                                                       ----------    ----------
          Total Current Assets......................      935,052       833,526
Property, Plant and Equipment.......................    2,919,847     2,912,733
 Less allowances for depreciation...................    1,584,540     1,531,259
                                                       ----------    ----------
                                                        1,335,307     1,381,474
Costs in excess of net assets of acquired business,
less amortization, (2000-$39,644; 1999-$34,879).....      151,677       153,847
Other assets........................................       67,088        72,471
                                                       ----------    ----------
      Total Assets..................................   $2,489,124    $2,441,318
                                                       ==========    ==========
LIABILITIES
Current Liabilities
Accounts payable and other liabilities..............     $233,743      $236,602
Short-term debt and commercial paper................      212,693       122,547
Accrued expenses....................................      164,325       198,512
                                                       ----------    ----------
          Total Current Liabilities.................      610,761       557,661
Noncurrent Liabilities
Long-term debt (Note 3) ............................      305,624       327,343
Accrued pension cost................................      128,892        76,005
Accrued postretirement benefits cost................      398,039       394,084
Deferred income taxes...............................        3,780         6,147
Other noncurrent liabilities........................       29,258        34,097
                                                       ----------    ----------
          Total Noncurrent Liabilities..............      865,593       837,676
Shareholders' Equity (Note 4)
Common stock........................................      251,273       273,199
Earnings invested in the business...................      849,108       836,916
Accumulated other comprehensive income..............      (87,611)      (64,134)
                                                       ----------    ----------
          Total Shareholders' Equity................    1,012,770     1,045,981
      Total Liabilities and Shareholders' Equity....   $2,489,124    $2,441,318
                                                       ==========    ==========

PART I.  FINANCIAL INFORMATION Continued                                   3.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                                   Nine Months Ended           Three Months Ended
                                                                Sept. 30      Sept. 30       Sept. 30      Sept. 30
                                                                  2000          1999           2000          1999
                                                               ----------    ----------      --------      --------
                                                                   (Thousands of dollars, except per share data)
Net sales...................................................   $2,011,297    $1,863,172      $632,243      $601,703
Cost of products sold.......................................    1,614,311     1,500,671       522,698       485,362
                                                               ----------    ----------      --------      --------
   Gross Profit.............................................      396,986       362,501       109,545       116,341
Selling, administrative and general expenses................      274,180       266,271        88,920        89,160
Impairment and restructuring (Note 5).......................       21,534         -             3,453         -
                                                               ----------    ----------      --------      --------
   Operating Income.........................................      101,272        96,230        17,172        27,181
Interest expense............................................      (22,774)      (20,378)       (8,081)       (6,853)
Interest income.............................................        2,844         1,752         1,735           604
Other income (expense)......................................       (7,628)       (8,469)       (1,388)       (2,306)
                                                               ----------    ----------      --------      --------
   Income Before Income Taxes...............................       73,714        69,135         9,438        18,626
Provision for income taxes (Note 6).........................       28,749        27,850         1,753         6,184
                                                               ----------    ----------      --------      --------
   Net Income...............................................      $44,965       $41,285       $ 7,685       $12,442
                                                               ==========    ==========      ========      ========
   Earnings Per Share * ....................................        $0.74         $0.67         $0.13         $0.20
   Earnings Per Share  - assuming dilution **...............        $0.74         $0.66         $0.13         $0.20
   Dividends Per Share......................................        $0.54         $0.54         $0.18         $0.18
                                                               ==========    ==========      ========      ========
*  Average shares outstanding...............................   60,733,288    61,897,876    60,283,189    61,929,197
** Average shares outstanding - assuming dilution...........   60,914,242    62,121,455    60,422,761    62,122,909

PART I.  FINANCIAL INFORMATION Continued                                   4.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                         Nine Months Ended
Cash Provided (Used)                                   Sept. 30    Sept. 30
                                                         2000        1999
                                                       --------    --------
OPERATING ACTIVITIES                                  (Thousands of dollars)
Net Income............................................. $44,965     $41,285
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization......................... 113,566     111,311
 Provision for deferred income taxes...................   4,504       7,293
 Stock issued in lieu of cash to employee
  benefit plans, net...................................    (769)      3,450
 Non-cash portion of impairment and restructuring
  charges..............................................  17,010         -
 Changes in operating assets and liabilities:
  Accounts receivable.................................. (50,421)     (6,583)
  Inventories.......................................... (66,607)     30,820
  Other assets.........................................  (2,476)      2,086
  Accounts payable and accrued expenses................  19,899     (28,604)
  Foreign currency translation.........................  (1,420)      3,961
                                                        -------     -------
   Net Cash Provided by Operating Activities...........  78,251     165,019
INVESTING ACTIVITIES
 Purchases of property, plant and equipment - net...... (92,392)   (123,137)
 Acquisitions..........................................     -       (27,939)
                                                        -------     -------
   Net Cash Used by Investing Activities............... (92,392)   (151,076)
FINANCING ACTIVITIES
 Cash dividends paid to shareholders................... (32,773)    (33,430)
 Purchase of treasury shares........................... (21,157)       (339)
 Payments on long-term debt............................  (2,987)       (639)
 Proceeds from issuance of long-term debt..............   3,478       4,049
 Short-term debt activity - net........................  79,659      34,400
                                                        -------     -------
   Net Cash Provided by Financing Activities...........  26,220       4,041
Effect of exchange rate changes on cash................  (1,064)         75
Increase in Cash and Cash Equivalents..................  11,015      18,059
Cash and Cash Equivalents at Beginning of Period.......   7,906         320
                                                        -------     -------
Cash and Cash Equivalents at End of Period............. $18,921     $18,379
                                                        =======     =======

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                         5.
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
the consolidated financial statements and footnotes included in the company's annual report on Form 10-K for the year ended December 31, 1999.
                                                           9/30/00    12/31/99
Note 2 -- Inventories                                     --------   ---------
                                                         (Thousands of dollars)
Finished products                                         $186,644    $172,682
Work-in-process and raw materials                          274,235     235,251
Manufacturing supplies                                      39,720      38,655
                                                          --------    --------
                                                          $500,599    $446,588
                                                          ========    ========
An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.
Accordingly, interim LIFO calculations must necessarily be based on manage-
ment's estimates of expected year-end inventory levels and costs.  Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.
Note 3 -- Long-term Debt                                   9/30/00    12/31/99
                                                          --------   ---------
                                                         (Thousands of dollars)
State of Ohio Pollution Control Revenue Refunding Bonds,
   maturing on July 1, 2003.  The variable interest
   rate is tied to the bank's tax exempt weekly interest
   rate.  The rate at Sept. 30, 2000 is 5.55%.             $17,000     $17,000
State of Ohio Water Development Revenue Refunding
   Bond, maturing on May 1, 2007.  The variable interest
   rate is tied to the bank's tax exempt weekly interest
   rate. The rate at Sept. 30, 2000 is 5.65%.                8,000       8,000
State of Ohio Air Quality and Water Development Revenue
   Refunding Bonds, maturing on June 1, 2001.  The
   variable interest rate is tied to the bank's tax
   exempt weekly interest rate.  The rate at
   Sept. 30, 2000 is 5.65%.                                 21,700      21,700
State of Ohio Water Development Authority Solid Waste
   Revenue Bonds, maturing on July 2, 2032.  The
   variable interest rate is tied to the bank's tax
   exempt weekly interest rate.  The rate at
   Sept. 30, 2000 is 5.75%.                                 24,000      24,000
Fixed Rate Medium-Term Notes, Series A, due at various
   dates through May, 2028 with interest rates ranging
   from 6.20% to 7.76%.                                    252,000     252,000
Other                                                       10,136       9,957
                                                          --------    --------
                                                           332,836     332,657
Less:  Current Maturities                                   27,212       5,314
                                                          --------    --------
                                                          $305,624    $327,343
                                                          ========    ========

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)
Continued                                                                  6.
Note 4 -- Shareholders' Equity                    9/30/00  12/31/99
                                                 --------  --------
Class I and Class II serial preferred stock    (Thousands of dollars)
without par value:
   Authorized -- 10,000,000 shares each class
   Issued - none                                 $   -     $   -
Common Stock without par value:
   Authorized -- 200,000,000 shares
   Issued (including shares in treasury)
      2000 - 63,082,626 shares
      1999 - 63,082,626 shares
   Stated Capital                                  53,064    53,064
   Other paid-in capital                          257,518   258,287
Less cost of Common Stock in treasury
      2000 - 3,064,341 shares
      1999 - 1,886,537 shares                      59,309    38,152
                                                 --------  --------
                                                 $251,273  $273,199
                                                 ========  ========

An analysis of the change in capital and earnings invested in the business is as follows:
                                               Common Stock       Earnings    Accumulated
                                                        Other     Invested       Other
                                              Stated   Paid-In     in the    Comprehensive   Treasury
                                             Capital   Capital    Business      Income         Stock       Total
                                             -------   --------   --------     ----------    --------   ----------
                                                                    (Thousands of dollars)
Balance December 31, 1999                    $53,064   $258,287   $836,916       ($64,134)   ($38,152)  $1,045,981
Net Income                                                          44,965                                  44,965
Foreign currency translation adjustment                                           (23,477)                 (23,477)
                                                                                                        ----------
Total comprehensive income                                                                                  21,488
Dividends  - $.54 per share                                        (32,773)                                (32,773)
Stock Options, employee benefit and dividend
  reinvestment plans:                                      (769)                              (21,157)     (21,926)
  Treasury - acquired 1,177,804 shares, net
                                             -------   --------    --------     ----------   --------   ----------
Balance September 30, 2000                   $53,064   $257,518    $849,108      ($87,611)   ($59,309)  $1,012,770
                                             =======   ========    ========     ==========   ========   ==========
The total comprehensive (loss) income for the three months ended September 30, 2000 and 1999 was $(636,000) and
$19,202,000, respectively.  Total comprehensive income for the nine months ended September 30, 1999 was $30,382,000.

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                          7.
Continued
Note 5 -- Impairment and Restructuring Charges
In March 2000, the company announced an acceleration of its global restructuring to position itself for profitable growth, streamline operations, reduce costs and improve European profitability.  This restructuring is expected to save the company approximately $35 million annually before taxes by the end of 2001.  Employee severance, exit costs, non-cash impairment and reorganization charges of an estimated $55 million before taxes are expected to be recorded by the end of 2001.  Of this amount, approximately $35 million is anticipated as impairment and restructuring charges, and the remaining $20 million will be classified as either cost of products sold or selling, administrative and general expense.
Of the charges recorded through September 2000, $21.5 million were impairment and restructuring charges related to the global restructuring acceleration.  In addition, reorganization expenses of $6.1 million were recorded with $5.3 million related to bearing operations and $0.8 million related to steel operations.
Impairment charges of $13.7 million reflected costs associated with the consolidation of operations as well as abandoned acquisition, affiliation and divestiture efforts.  The restructuring charges of $7.8 million primarily related to the severance costs associated with the on-going termination of 394 positions in Europe, Asia, and the U.S.  Of the 394 positions to be terminated,
272 have exited as of September 30, 2000.  The remaining positions are expected to exit through the end of the first quarter of 2001.  Payments charged against the restructuring liability through the end of the third quarter were
$4.5 million, resulting in an accrual balance of $3.3 million.
Key elements of the restructuring and impairment charges by industry through
September are as follows (in thousands of dollars):
                                      Bearing        Steel          Total
Restructuring:                       --------      ---------      ---------
Separation costs - operations        $  4,501      $   -          $   4,501
Separation costs - administration       2,782            513          3,295
Exit costs                                 22              1             23
                                     --------      ---------      ---------
                                     $  7,305      $     514      $   7,819
Impaired assets:
Property, plant and equipment             764          8,735          9,499
Abandoned acquisitions                    214          4,002          4,216
                                     --------      ---------      ---------
                                     $    978      $  12,737      $  13,715
                                     --------      ---------      ---------
                                     $  8,283      $  13,251      $  21,534
                                     ========      =========      =========

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                          8.
Continued
Note 6 -- Income Tax Provision        Nine Months Ended    Three Months Ended
                                    Sept. 30    Sept. 30  Sept. 30    Sept. 30
                                      2000        1999      2000        1999
                                    --------    --------  --------    --------
                 U.S.                         (Thousands of dollars)
                    Federal          $15,622     $20,633   $(3,219)    $ 3,178
                    State & Local      1,211       2,476       246       1,055
                 Foreign              11,916       4,741     4,726       1,951
                                     -------     -------   -------     -------
                                     $28,749     $27,850   $ 1,753     $ 6,184
                                     =======     =======   =======     =======
Taxes provided for the nine months ended September 30, 2000 and 1999, exceed the U.S. statutory rate primarily due to state and local taxes and losses without current tax benefits.  These unfavorable permanent differences had a greater percentage impact on the company's effective tax rate due to lower earnings.
The effective tax rate for the three months ended September 30, 2000 is lower compared to the same period a year ago as a result of federal income tax settlements.
Note 7 -- Segment Information
(Thousands of Dollars)                Nine Months Ended     Three Months Ended
                                     Sept. 30    Sept. 30   Sept. 30  Sept. 30
Bearings                               2000        1999       2000      1999
                                    ----------  ----------  --------  --------
  Net sales to external customers   $1,350,903  $1,313,835  $414,495  $423,680
  Depreciation and amortization         62,974      61,664    20,881    20,661
  Earnings before interest and taxes    66,073      68,101     7,304    24,782
  Interest expense                     (18,386)    (16,052)   (6,317)   (5,549)
  Interest income                        2,592       1,861     1,381       658
Steel
  Net sales to external customers      660,394     549,337   217,748   178,023
  Intersegment sales                   157,531     157,784    50,617    54,141
  Depreciation and amortization         50,592      49,647    16,791    16,998
  Earnings before interest and taxes    27,528      21,045     8,002     2,766
  Interest expense                      (8,625)     (6,917)   (3,046)   (2,349)
  Interest income                        4,489       2,482     1,635       990
Profit Before Taxes
  Total EBIT for reportable segments    93,601      89,146    15,306    27,548
  Interest expense                     (22,774)    (20,378)   (8,081)   (6,853)
  Interest income                        2,844       1,752     1,735       604
  Intersegment adjustments                  43      (1,385)      478    (2,673)
  Income before income taxes            73,714      69,135     9,438    18,626

                                                                         9.
Management's Discussion and Analysis of Financial Condition and Results of
Operations
Results of Operations
---------------------
The Timken Company reported net sales of $632.2 million for the third quarter of 2000, an increase of 5.1% from $601.7 million in 1999's third quarter.  Net income decreased by 38% to $7.7 million compared to
$12.4 million in the third quarter of 1999.  In the third quarter of
2000, the company incurred total pretax charges of $6 million related to the company's restructuring and reorganization.  These charges included
$3.5 million related to impairment and restructuring charges and
$2.5 million related to reorganization expenses, which were reflected in the company's cost of products sold and selling, administrative and general expenses for the quarter.
Although sales volume did increase in the current quarter compared to the third quarter of 1999, sales have decreased in comparison to the first two quarters of 2000. Typically, the third quarter is the weakest of the year as a result of customer demand patterns.  However, several economic factors have further negatively impacted the current quarter's sales.
The continued devaluation of the Euro and other currencies against the
U.S. dollar and British pound has enabled European producers, especially steel manufacturers, to export into North America with lower prices, which has put pressure on pricing and operating margins.  The Euro's devaluation has also substantially eroded margins on products manufactured in the U.S. and the United Kingdom and sold throughout the rest of Europe.  There has also been declining demand in key sectors, including North American rail and heavy truck, as well as inventory balancing in the North American light truck and SUV market.  Additionally, industrial markets, which began recovering in the fourth quarter of 1999, have been level for the last five months.
Gross profit was $109.5 million (17.3% of net sales) in the third quarter of 2000, compared to $116.3 million (19.3% of net sales) in 1999's third quarter.  The impact of the Euro devaluation, the weakened automotive demand and the effect of operational issues more than offset the favorable impact of the U.S. physical inventory adjustment of $6.1 million and the world-wide adjustment of approximately $1.7 million in amounts previously reserved for performance-based pay.
Selling, administrative and general expenses were $88.9 million (14.1% of net sales) in the third quarter of 2000, compared to $89.2 million (14.8%
of net sales) recorded in the third quarter of 1999.  Although expenses decreased by approximately $4.1 million due to the reduction in the amount previously reserved for performance-based pay, this was offset by
$1.5 million in reorganization expenses related to the company's

                                                                        10.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (cont.)
realignment of businesses into global units as well as additional expense related primarily to spending on growth initiatives.
Pursuant to the acceleration of the company's global restructuring and reorganization announced in March 2000, $27.6 million of the estimated
$55 million pre-tax charge was recorded through September 30, 2000.  The pretax charge included $21.5 million in impairment and restructuring charges, $12.7 million of which related to the impairment of domestic steel assets, with the balance primarily being bearing severance expense.
Also included was $6.1 million in reorganization expense, primarily selling, administrative and general expenses related to the realignment of the bearing business into global units.  The consolidation of the company's European distribution operations has experienced start-up problems that will delay the full realization of associated benefits until 2002.  The remainder of the impairment and restructuring charges are anticipated to be recorded over the next two quarters, with full impact of savings from these programs expected to be realized by the end of 2001.
The restructuring is utilizing initiatives to improve competitiveness, promote profitable worldwide growth and transform the company into global business units.  These initiatives include rationalization of plants and businesses to reduce asset intensity as well as streamlining the management structure.  Of the 600 positions to be eliminated worldwide,
394 have been identified, primarily in Asia, Europe, and the U.S., with
272 actual terminations to date.  Payments charged against the $7.8 million restructuring liability through the end of the third quarter of 2000 were $4.5 million, resulting in a balance of $3.3 million.
Globally the company has achieved actual pre-tax savings of $2.7 million representing an annual rate of approximately $8 million.  The European restructuring program, which includes the refocusing of the Duston,
England bearing plant and the transfer of manufacturing from Western Europe to Romania, Poland and the United States, produced labor cost savings of
$0.7 million through the third quarter of 2000.  Also included in the savings was management streamlining of $0.8 million and operational savings from the small bar mill of approximately $0.8 million.
Other income (expense) reflected lower expense in the third quarter of
2000 due primarily to lower transactional foreign currency exchange losses recorded in the third quarter of 2000 compared to the same period a year ago.  The majority of the decrease related to the revaluation of
Timken do Brasil transactions relative to the Brazilian Real as well as the decreased hyperinflationary impact based on the revaluation of Timken
Romania accounts.

                                                                         11.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (cont.)
Provision for income taxes for the third quarter of 2000 were lower than the provision for the third quarter of 1999 due to the settlement of federal income tax issues which significantly reduced the effective tax rate.
Bearings
Bearings' net sales were $414.5 million in the third quarter of 2000, down 2.2% compared to $423.7 million recorded in the year-earlier period.
The net sales were negatively impacted during the current quarter by a variety of factors. Comparing the third quarter 1999 currency exchange rates to weakened third quarter 2000 exchange rates, Bearings' net sales would have been higher by approximately $11.9 million using third quarter
1999 exchange rates.  In addition, North American automotive sales decreased 10% compared to the third quarter of 1999.  Compared to the same quarter a year ago, current quarter production of passenger cars was down just over 1%, while light and heavy trucks were down over 8%.
Also, the canceling of two weeks of Ford Ranger production and one week of Ford Explorer production impacted sales by an estimated $1.1 million.
North American rail industry shipments decreased 11% compared to the same period a year ago.  Current third quarter sales to the Asia Pacific region were 12% below the third quarter of 1999.  While North American industrial markets were stronger than in the third quarter of 1999, the recovery in these markets has stalled during recent months. Latin America continued
to show strong demand in the current third quarter.
Excluding $5.5 million in restructuring and reorganization charges, Bearings'
earnings before interest and income taxes (EBIT) was $12.8 million, a decrease of 48.4% from 1999's third quarter.  Including these charges,
Bearings' EBIT for the third quarter was $7.3 million, compared to
$24.8 million in the third quarter of 1999. The decline in EBIT was a result of lower North American automotive sales and the negative impact of the weak Euro on margins.  Other contributing factors were operating problems due to the outsourcing of the company's bearing distribution center in Europe as well as productivity issues associated with the significant number of retirements at the Canton bearing plant, which occurred at the end of the second quarter this year.  The negative impact of these contributing factors more than offset the effect of the U.S.
physical inventory adjustment recorded in the third quarter of 2000.  The company is still in the process of resolving the European distribution center problems, which will continue to impact industrial aftermarket results in Europe in the fourth quarter.
Bearings' selling and administrative expenses in the third quarter of 2000 were comparable to the same year-ago period.  Although third quarter 2000 business costs were adversely impacted by reorganization expenses and spending on growth initiatives, this effect was offset by the decrease in the amount previously reserved for performance-based pay.

                                                                         12.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (cont.)
Steel
Steel's net sales, including intersegment sales, were $268.4 million in the third quarter of 2000, an increase of 15.6% from the $232.2 million recorded a year earlier.  Continued strength in oil markets and increased penetration in automotive markets by the precision steel components business caused sales to increase in the third quarter of 2000 compared to the same period a year ago.  However, sales would have been even higher in the current quarter were it not for the decrease in heavy truck and light vehicle production.
Shipments to service center customers have also slowed primarily due to a reduction in their inventory levels. In addition, Steel's net sales were negatively impacted by approximately $0.8 million, attributable to currency rate fluctuations between the third quarters of 2000 and 1999. Continued
devaluation of the Euro and other currencies against the U.S. dollar and
British pound has enabled European and other overseas producers to export into North America with lower prices, putting pressure on pricing and operating margins.  Although price increases had been announced in the first two quarters of 2000, these increases affected only a small percentage of the total business and were not enough to offset these pricing pressures.
Excluding Steel's portion of the restructuring and reorganization charges of $0.5 million, Steel's EBIT for the third quarter of 2000 increased to
$8.5 million, more than double the EBIT in the third quarter of 1999.
Including these charges, Steel's EBIT was $8 million in the third quarter of 2000 compared to $2.8 million in the same period a year-ago.  Third quarter 2000 included some impairment and restructuring charges related primarily to asset impairment and administrative severance costs.  Due to pressure from imports, Steel has had to lower prices to maintain penetration in certain markets, resulting in lower margins.
Steel's selling and administrative expenses in the third quarter of 2000 compared to the same period a year ago were relatively flat.  Reorganization expenses recorded during the third quarter of 2000 were offset by the decrease in the amounts previously reserved for performance-based pay.
Financial Condition
-------------------
Total assets as shown on the Consolidated Condensed Balance Sheets increased by approximately $48 million from December 31, 1999.  Inventory balances at the end of the third quarter were higher compared to year-end 1999 levels.
The number of days' supply in inventory increased by four days to 112 days at September 30, 2000, compared to 108 days at December 31, 1999.  Bearings'
inventory increased by seven days.  The increase in inventories was primarily a result of reduced shipments during the third quarter and recording of the
U.S. physical inventory adjustment.  Steel's inventories decreased about

                                                                        13.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (cont.)
three days due to concerted efforts to bring inventories more in line with demand.
As shown on the Consolidated Condensed Statement of Cash Flows, the increase in inventories required $66.6 million of cash during the first nine months of 2000.  Accounts receivable have increased by $50.4 million since
December 31, 1999, reflecting the higher level of sales in the third quarter of 2000 and timing of receipts. The number of days' sales in receivables as of September 30, 2000, increased approximately two days compared to
December 31, 1999.  Cash was provided as a result of a $19.9 million increase in accounts payable and accrued expenses due primarily to higher accruals for pension liabilities related to the labor union agreement ratified in the first quarter of 2000.  Additionally, the amounts reserved for performance-
based pay at September 30, 2000 were higher than the amounts accrued as of
December 31, 1999 due to the company's better performance in the first half of 2000.  Purchases of property, plant and equipment used $92.4 million of cash in the first nine months of 2000, below the $123.1 million spent during the same period in 1999.  The company expects the level of capital spending for 2000 to be comparable to 1999.
The 33.8% debt-to-total-capital ratio at September 30, 2000, was higher than the 30.1% at year-end 1999.  Debt increased by $68.4 million during the first nine months of 2000 to $518.3 million at September 30, 2000.  Although the average debt level during the third quarter of 2000 was slightly higher than
December 31, 1999, the short-term interest rate has increased approximately
1.5%, which accounts for the higher interest expense in the third quarter of
2000.  In addition to capital expenditures, cash was used to fund working capital, pay dividends to shareholders, and buy back shares of common stock as authorized under the company's 1998 common stock purchase plan.  Short-term borrowing and issuance of medium-term notes should meet future cash needs that exceed cash generated from operations. Total shareholders' equity has decreased by approximately $33.2 million since December 31, 1999.  The increase of approximately $45 million in equity from net income was offset by the $23.5 million foreign currency translation adjustment as well as the payment of $32.8 million in dividends and the net increase of $21.9 million in treasury stock. The majority of the increase in the foreign currency translation adjustment was a result of the fluctuation in exchange rates for currencies such as the British pound, Euro and Australian and Canadian dollars.
Other Information
-----------------
In the second quarter of 2000, the U.S. International Trade Commission
(ITC) voted to revoke the industry's antidumping orders on imports of

                                                                        14.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (cont.)
tapered roller bearings from Japan, Romania and Hungary.  The ITC determined that revocation of the antidumping duty orders on tapered roller bearings from those countries was not likely to lead to continuation or recurrence of material injury to the domestic industry within a reasonably foreseeable time.  The ITC upheld the antidumping duty order against China.
The company has filed an appeal of the ITC's decision regarding Japan.  If following the revocation of the orders and contrary to the ITC's finding, injurious dumping from these countries continues or recurs, the improved conditions of trade of tapered roller bearings in the U.S., which resulted from the orders, could deteriorate.  If injurious dumping does occur, such dumping could have a material adverse effect on the company's business, financial condition or results of operations.  The company would explore alternatives to remedy this material adverse effect as the law provides for expedited investigations in cases where an order was revoked as a result of this review.
The ITC separately extended the antidumping duty orders on ball bearings from Germany, France, Japan and several other countries.  These extended orders should continue to provide the company's aerospace business with fair competition for these products in the U.S.
Assets and liabilities of subsidiaries, other than Timken Romania, which is considered to operate in a highly inflationary economy, are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the quarter.  Related translation adjustments are reflected as a separate component of accumulated other comprehensive income.  Foreign currency gains and losses resulting from transactions and the translation of financial statements are included in the results of operations.
Foreign currency exchange losses included in the company's operating results for the first nine months of 2000 totaled $2.9 million compared to
$8.8 million in the same year-ago period.  Although the third quarter 2000 exchange losses increased significantly in comparison to the first half of
2000 as a result of continued weakening currencies, it was not as large as the higher losses recorded in 1999.  The most significant translation losses in 1999 related to the January 1999 devaluation of the Brazilian Real as well as the translation losses recorded by the company's operations in France and the United Kingdom.  Also, for the first nine months of 2000, the company recorded a foreign currency translation adjustment of $23.5 million that reduced shareholders' equity compared to a foreign currency translation adjustment of $10.9 million in the first nine months of 1999.  Continued
weakening of currencies in many of the countries in which the company operates caused the higher impact of negative foreign currency adjustments in the first nine months of 2000.

                                                                         15.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (cont.)
In September 2000, the company entered into a joint venture with Tranergy
Corporation to bring advanced technology to the rail industry.  The new joint venture, Friction Management Services, LLC, has introduced an intelligent, top-of-rail lubrication system.  This system manages friction to improve productivity and is cleaner and environmentally safer than other types of rail lubrication.
In October 2000, the company announced it signed a letter of intent to sell the tool and die steel operations of Timken Latrobe Steel - Europe in
Sheffield, England, to a group of private investors.  The company will refocus its high-speed steel business in the United Kingdom as part of the operations of Timken Desford Steel.  Timken Latrobe Steel - Europe currently employs 84 people in Sheffield, and it has initiated consultations with employees regarding the transfer of the tool and die steel operations. It is anticipated that the sale of the tool and die steel operations in Sheffield will be completed by the end of 2000.
During the third quarter of 2000, the company purchased 627,400 shares of its common stock to be held in treasury as authorized under the company's
1998 common stock purchase plan.  As of September 30, 3.9 million shares of the 4 million shares authorized had been purchased pursuant to the plan.
As of November 3, 2000 the company had purchased the remaining outstanding shares available under the 1998 plan.
In November 2000, the company announced board approval of a new 2000 common stock purchase plan, which succeeds the 1998 plan.  The 2000 stock purchase plan authorizes the company to buy in the open market or in privately negotiated transactions up to 4 million shares of common stock, which are to be held as treasury shares and used for specified purposes.  The company may exercise this authorization until December 31, 2006.
In June 1998, the Financial Accounting Standards Board (FASB) issued
Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for
Derivatives and Hedging Activities."  SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities.
It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value.
SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative
Instruments and Hedging Activities - Deferral of Effective Date of SFAS 133,"
is effective for fiscal years beginning after June 15, 2000.  In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments
and Certain Hedging Activities."  This pronouncement amended portions of
SFAS No. 133 and will be applied prospectively as the cumulative effect of an accounting change with SFAS No. 133 effective January 1, 2001.  The

                                                                       16.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (cont.)
company is in the process of completing its review to determine the impact of the new standard on income and equity.  Since the impact is dependent on future market rates and future derivative actions prior to year-end, it is not fully determinable at this time.
In December 1999, the Securities and Exchange Commission issued Staff
Accounting Bulletion (SAB) No. 101, "Revenue Recognition."  SAB No. 101
provides guidance on numerous revenue recognition issues and is required to be adopted by the company in the fourth quarter of 2000.  The company continues to evaluate the implications of the SAB and has not yet determined its effects, if any, on the company's operations or financial position.
The statements set forth in this document that are not historical in nature are forward-looking statements.  The company cautions readers that actual results may differ materially from those projected or implied in forward-
looking statements made by or on behalf of the company due to a variety of important factors, such as:
a)   changes in world economic conditions.  This includes, but is not limited to, the potential instability of governments and legal systems in countries in which the company conducts business and significant changes in currency valuations.
b)   the effects of changes in customer demand on sales, product mix, and prices.  This includes the effects of customer strikes, the impact of changes in industrial business cycles and whether conditions of fair trade continue in the U.S. market, in light of the ITC voting in second quarter 2000 to revoke the antidumping orders on imports of tapered roller bearings from Japan, Romania and Hungary.
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

                                                                         17.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (cont.)
e)   the success of the company's operating plans, including its ability to achieve the benefits from its global restructuring as well as its ongoing continuous improvement and rationalization programs; its ability to integrate acquisitions into company operations; the ability of recently acquired companies to achieve satisfactory operating results;
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

                                                                         18.
Part II.  OTHER INFORMATION
Item 1.  Legal Proceedings
          Not applicable.
Item 2.  Changes in Securities
          Not applicable.
Item 3.  Defaults Upon Senior Securities
          Not applicable.
Item 4.  Submission of Matters to a Vote of Security Holders
          Not applicable.
Item 5.  Other Information
          Not applicable.
Item 6.  Exhibits and Reports on Form 8-K
          (a).  Exhibits
               10    Consulting agreement entered into with e-Solutions, LLC
                     (Thomas W. Strouble, Owner and principal)
               11    Computation of Per Share Earnings
               12    Computation of Ratio of Earnings to Fixed Charges
               27    Financial Data Schedule
          (b).  Reports on Form 8-K
                On November 3, 2000, the company filed a Form 8-K regarding the approval by the Board of Directors of the company's 2000
                Common Stock Purchase Plan (2000 Purchase Plan).  The 2000
                Purchase Plan will be in effect until December 31, 2006 and authorizes the purchase of up to 4,000,000 shares of common stock, without par value, on the open market or in privately negotiated transactions.  No financial statements were filed.

                                                                         19.
                            SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of
1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         The Timken Company
                                  _______________________________

Date      November 13, 2000        BY   /s/ W. R. Timken, Jr.
      ________________________    _______________________________
                                   W. R. Timken, Jr.,
                                   Director and Chairman;
                                   Chief Executive Officer

Date      November 13, 2000        BY   /s/ G. E. Little
      ________________________    _______________________________
                                   G. E. Little
                                   Senior Vice President - Finance