Form 10-K
period 2000-12-31
TIMKEN CO
filed 2001-03-30
CIK 98362

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
December 31, 2000
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

                                                                      2
The aggregate market value of the voting stock held by all shareholders other than shareholders identified under item 12 of this Form 10-K as of
February 16, 2001, was $794,442,208 (representing 49,313,607 shares).
Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of February 16, 2001.
Common Stock without par value--59,990,140 shares (representing a market value of $966,441,155).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the year ended
December 31, 2000, are incorporated by reference into Parts I and II.
Portions of the proxy statement for the annual meeting of shareholders to be held on April 17, 2001, are incorporated by reference into parts III and IV.
Exhibit Index may be found on Pages 19 through 23.

                                                                      3
PART I
______
   Item 1.  Description of Business
   ________________________________
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
    b)  the effects of changes in customer demand on sales, product mix and prices.  This includes the effects of customer strikes, the impact of changes in industrial business cycles, whether conditions of fair trade continue in the U.S. market,in light of the ITC voting in second quarter 2000 to revoke the antidumping orders on imports of tapered roller bearings from Japan, Romania and Hungary.
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
    g)  changes in worldwide financial markets to the extent they (1) affect the company's ability or costs to raise capital, (2) have an impact on the overall performance of the company's pension fund investments and
        (3) cause changes in the economy which affect customer demand.

                                                                      4
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
   These four components are manufactured or purchased and are sold in a wide variety of configurations and sizes.  Sensing devices are added to the basic tapered roller bearing and sold for sport utility vehicle and light truck applications.
   Matching bearings to service requirements of customers' applications re-
   quires engineering, and oftentimes sophisticated analytical techniques.
   The design of every tapered roller bearing made by Timken permits distribution of unit pressures over the full length of the roller.  This fact, coupled with its tapered design, high precision tolerance and pro-
   prietary internal geometry and premium quality material, provides a bearing with high load carrying capacity, excellent friction-reducing qualities and long life.
   Timken also produces super precision ball and roller bearings for use in aerospace, medical/dental, computer disk drives and other industries having high precision applications.  These bearings are mostly produced at Timken
   Aerospace & Super Precision Bearings, a subsidiary of the company.  They utilize ball and straight rolling elements and are in the super precision end of the general ball and straight roller bearing product range in the bearing industry.  A majority of Timken Aerospace & Super Precision
   Bearings' products are special custom-designed bearings and spindle assemblies.  They often involve specialized materials and coatings for use in applications that subject the bearings to extreme operating conditions of speed and temperature.
   Other bearing products manufactured by Timken include cylindrical, spherical, straight and ball bearings for industrial customers.  These bearings feature non-tapered rolling elements.  In addition, Timken produces custom-designed products called SpexxTM performance Bearings.  The product line includes both tapered and cylindrical roller bearings and provides cost-effective solutions for selective applications.  The company produces the Timken IsoClassTM brand of tapered roller bearings, which gives Timken access to 95% of the demand for ISO tapered roller bearings, which are about one half of today's total tapered roller bearing sales.

                                                                      5
   Products (cont.)
   ________________
   In addition to bearing products, Timken provides bearing reconditioning services for industrial and railroad customers, both globally and domestically.
   Steel products include steels of low and intermediate alloy, vacuum-
   processed alloys, tool steel and some carbon grades.  These are available in a wide range of solid and tubular sections with a variety of finishes.
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
   Sales and Distribution
   ______________________
   Timken's products in the bearing industry segment are sold principally by its own sales organization.  A major portion of the shipments are made directly from Timken's warehouses located in a number of cities in the
   United States, Canada, England, France, Mexico, Singapore, Argentina and
   Australia.  A growing number of shipments are made directly from plant locations.  The warehouse inventories are augmented by authorized distributor and jobber inventories throughout the world that provide local availability when service is required.
   The company operates an Export Service Center in Atlanta, Georgia, which specializes in the export of tapered roller bearings for the replacement markets in the Caribbean, Central and South America and other regions.
   Timken's tapered roller bearings and other bearing types are used in general industry and in a wide variety of products including passenger cars, trucks, railroad cars and locomotives, machine tools, rolling mills and farm and construction equipment.  Timken Aerospace & Super Precision Bearings' pro-
   ducts, which are at the super precision end of the general ball and straight roller bearing segment, are used in aircraft, missile guidance systems, computer peripherals, and medical/dental instruments.
   Consolidation of the European distribution operation was undertaken in 2000 to reduce logistics costs through greater distribution efficiencies.
   However, operational issues resulted in the suspension of the project;
   currently an intense review is in progress to re-evaluate the implemen-
   tation.  Relocation of the Haan, Germany, warehouse to France occurred in 2000.  Additional consolidation of warehousing and shipping facilities has been delayed.
   A significant portion of Timken's steel production is consumed in its bearing operations.  In addition, sales are made to other anti-friction bearing companies and to the aircraft, automotive and truck,

                                                                      6
   Sales and Distribution (cont.)
   ______________________________
   construction, forging, oil and gas drilling and tooling industries.
   Sales are also made to steel service centers.  Timken's steel products are sold principally by its own sales organization.  Most orders are custom made to satisfy specific customer applications and are shipped directly to customers from Timken's steel manufacturing plants.
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
   Industry Segments
   _________________
   The company has two reportable segments:  Bearings and Steel.  Segment information in Note 12 of the Notes to Consolidated Financial
   Statements and Information by Industry and Geographic Area on pages 36 and 37 of the Annual Report to Shareholders for the year ended
   December 31, 2000, are incorporated herein by reference.  Export sales from the U.S. and Canada are not separately stated since such sales amount to less than 10% of revenue.  The company's Bearings business has historically participated in the worldwide bearing markets while
   Steel has concentrated on U.S. customers.
   Timken's non-U.S. operations are subject to normal international business risks not generally applicable to domestic business.  These risks include currency fluctuation, changes in tariff restrictions, and restrictive regulations by foreign governments, including price and exchange controls.
   Both the anti-friction bearing business and the steel business are extremely competitive.  The principal competitive factors involved, both in the United States and in foreign markets, include price, product quality, service, delivery, order lead times and technological innovation.

                                                                    7
   Competition
   ___________
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
   The anti-friction bearing business is intensely competitive in every country in which Timken sells products.  With the collapse of the former
   Soviet Union and the modernization of existing capacity in many countries, there remain substantial downward pricing pressures in the
   United States and other countries even during periods of significant demand in the United States and other countries.  Imports of tapered roller bearings into the United States in 2000 were $250 million or approximately
   16 percent of the domestic tapered roller bearing market.  In addition,
   Timken estimates the tapered roller bearings contained as components of foreign automobiles and heavy equipment produced outside the United States and imported into this country to be approximately $200 million in 2000.
   In the second quarter of 2000, the U.S. International Trade Commission
   (ITC) voted to revoke the industry's antidumping orders on imports of tapered roller bearings from Japan, Romania and Hungary.  The ITC deter-
   mined that revocation of the antidumping duty orders on tapered roller bearings from those countries was not likely to lead to continuation or recurrence of material injury to the domestic industry within a reasonably foreseeable time.  The ITC upheld the antidumping duty order against
   China.  The company has filed an appeal of the ITC's decision regarding
   Japan.  If, following the revocation of the orders and contrary to the
   ITC's finding, injurious dumping from these countries continues or recurs, the improved conditions of trade of tapered roller bearings in the U.S., which resulted from the orders, could deteriorate.  If injurious dumping does occur, such dumping could have a material adverse effect on the company's business, financial condition or results of operations.  The company would explore alternatives to remedy this material adverse effect as the law provides for expedited investigations in cases where an order was revoked as a result of this review.
   The ITC separately extended the antidumping duty orders on ball bearings from Germany, France, Japan and several other countries.  These extended

                                                                      8
   Competition (cont.)
   ___________________
   orders should continue to provide the company's Aerospace business with fair competition for these products in the U.S.
   Timken manufactures carbon and alloy seamless tubing, carbon and alloy steel solid bars, tool steels and other custom-made specialty steel products.  Specialty steels are characterized by special chemistry, tightly controlled melting and precise processing.
   Maintaining high standards of product quality and reliability while keeping production costs competitive is essential to Timken's ability to compete with domestic and foreign manufacturers in both the anti-friction bearing and steel businesses.
   Backlog
   _______
   The backlog of orders of Timken's domestic and overseas operations is estimated to have been $1.13 billion at December 31, 2000, and
   $1.04 billion at December 31, 1999.  Actual shipments are dependent upon ever-changing production schedules of the customer.  Accordingly, Timken does not believe that its backlog data and comparisons thereof as of different dates are reliable indicators of future sales or shipments.
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
   In the second half of 2000, the company's steel plants in the U.S. were impacted by higher energy costs, which was primarily attributed to higher natural gas prices.
   Research
   ________
   Timken's major research center, located in Stark County, Ohio near its worldwide headquarters, is engaged in research on bearings, steels, manufacturing methods and related matters.  Research facilities are also located at the Timken Aerospace & Super Precision Bearings New Hampshire
   plants, the Duston, England plant, the Latrobe, Pennsylvania plant and

                                                                      9
   Research (cont.)
   ________________
   the facility in Bangelore, India.  Expenditures for research, development and testing amounted to approximately $52,000,000 in 2000, $50,000,000 in
   1999, and $48,000,000 in 1998.  The company's research program is committed to the development of new and improved bearing and steel products, as well as more efficient manufacturing processes and techniques and the expansion of application of existing products.
   Environmental Matters
   _____________________
   The company continues to protect the environment and comply with environmental protection laws.  Additionally, it has invested in pollution control equipment and updated plant operational practices.  In 1999, the company committed to becoming certified under the ISO 14001 environmental management system within the next several years.  The company believes it has established adequate reserves to cover its environmental expenses and has a well-established environmental compliance audit program, which in-
   cludes a proactive approach to bringing its domestic and international units to higher standards of environmental performance.  This program measures performance against local laws as well as to standards that have been established for all units worldwide.
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

                                                                      10
   Employment
   __________
   At December 31, 2000, Timken had 20,474 associates. Thirty-five percent of Timken's U.S. associates are covered under collective bargaining agreements.  Three percent Timken's U.S. associates are covered under collective bargaining agreements that expire within one year.
   Executive Officers of the Registrant
   ____________________________________
   The officers are elected by the Board of Directors normally for a term of one year and until the election of their successors.  All officers, except for one, have been employed by Timken or by a subsidiary of the company during the past five-year period.  The Executive Officers of the company as of February 16, 2001, are as follows:
                                       Current Position and Previous
   Name                Age             Positions During Last Five Years
   ___________________ ___     ____________________________________________
   W. R. Timken, Jr.   62      1995  Chairman - Board of Directors;
                               1997  Chairman, President and Chief
                                        Executive Officer; Director;
                               1999  Chairman and Chief Executive Officer;
                                        Director; Officer since 1968.
   J. W. Griffith      47      1995  Vice President - Manufacturing -
                                        Bearings - North America;
                               1996  Vice President - Bearings - North
                                        American Automotive, Rail, Asia
                                        Pacific and Latin America;
                               1998  Group Vice President - Bearings -
                                        North American Automotive, Asia
                                        Pacific and Latin America;
                               1999  President and Chief Operating Officer;
                                        Officer since 1996.
   B. J. Bowling       59      1995  President - Latrobe Steel Company;
                               1996  Executive Vice President and President
                                        - Steel;
                               1997  Executive Vice President, Chief
                                        Operating Officer and President
                                        - Steel; Officer since 1996.
   C. J. Andersson     39      1995  Manager of Global Sourcing and Asset
                                        Management, Power Generation Manu-
                                        facturing (General Electric Company);
                               1997  General Manager - Mexico Sourcing and
                                        Business Development, GE International
                                        Mexico (General Electric Company);
                               1999  General Manager - Aviation Information
                                        Services, GE Aircraft Engines (General
                                        Electric Company);
                               2000  Senior Vice President - e-Business; The
                                        Timken Company, Officer since 2000.

                                                                     11
   Executive Officers of the Registrant (cont.)
   ____________________________________________
                                       Current Position and Previous
   Name                Age             Positions During Last Five Years
   ___________________ ___     ____________________________________________
   M. C. Arnold        44      1995  General Manager - Asheboro Plant;
                               1996  Director - Manufacturing and Technology -
                                        Europe, Africa and West Asia;
                               1997  Director - Bearing Business Process
                                        Advancement;
                               1998  Vice President - Bearings - Business
                                        Process Advancement;
                               2000  President - Industrial; Officer since
                                        2000.
   S. B. Bailey        41      1995  Director - Finance;
                               1999  Director - Finance and Treasurer;
                               2000  Treasurer; Officer since 1999.
   W. R. Burkhart      35      1995  Attorney
                               1996  Corporate Attorney
                               1997  Legal Counsel - Europe, Africa and West
                                        Asia;
                               1998  Director of Affiliations and Acquisitions
                               2000  Senior Vice President and General Counsel
                                        Officer since 2000.
   V. K. Dasari        34      1995  Project Manager - Global Industrial
                                        Segment Strategy;
                               1996  Director - Manufacturing and Technology -
                                        Tata Timken Limited;
                               1998  Deputy Managing Director - Tata Timken
                                        Limited;
                               1999  Managing Director - Tata Timken Limited;
                               2000  President - Rail; Officer since 2000.
   D. J. Demerling     50      1995  General Manager - Bucyrus Operations;
                               1996  Stanford Sloan Fellow;
                               1997  President - MPB Corporation;
                               2000  President - Aerospace and Super Precision;
                                        Officer since 2000.
   J. T. Elsasser      48      1995  Managing Director - Bearings - Europe,
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

                                                                     12
   Executive Officers of the Registrant (cont.)
   ____________________________________________
                                       Current Position and Previous
   Name                Age             Positions During Last Five Years
   ___________________ ___     ____________________________________________
   K. P. Kimmerling    43      1995  President - Canadian Timken Ltd.;
                               1996  Vice President - Manufacturing -
                                        Steel;
                               1998  Group Vice President - Alloy Steel;
                               1999  President - Automotive; Officer since
                                        1998.
   G. E. Little        57      1995  Vice President - Finance; Treasurer;
                               1998  Senior Vice President - Finance;
                                        Treasurer;
                               1999  Senior Vice President - Finance; Officer
                                        since 1990.
   S. J. Miraglia, Jr. 50      1995  Director - Manufacturing - Europe,
                                        Africa and West Asia;
                               1996  Vice President - Bearings - North
                                        American Industrial and Super
                                        Precision;
                               1998  Group Vice President - Bearings -
                                        North American Industrial and Super
                                        Precision;
                               1999  Senior Vice President - Technology;
                                        Officer since 1996.
   S. A. Perry         55      1995  Vice President - Human Resources and
                                        Logistics;
                               1998  Senior Vice President - Human
                                        Resources, Purchasing and
                                        Communications; Officer since 1993.
   H. J. Sack          47      1995  Vice President - Manufacturing -
                                        Steel;
                               1996  President - Latrobe Steel Company;
                               1998  Group Vice President - Specialty Steel
                                        and President - Latrobe Steel
                                        Company;
                               1999  Group Vice President - Specialty Steel
                                        and President - Timken Latrobe Steel;
                               2000  President - Specialty Steel; Officer
                                        since 1998.
   M. J. Samolczyk     45      1995  General Manager - Sales and Marketing -
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

                                                                     13
   Executive Officers of the Registrant (cont.)
   ____________________________________________
                                        Current Position and Previous
   Name                Age             Positions During Last Five Years
   ___________________ ___     ____________________________________________
   S. A. Scherff       47      1995  Director - Legal Services and Assistant
                                        Secretary;
                               1999  Corporate Secretary;
                               2000  Corporate Secretary and Assistant General
                                        Counsel; Officer since 1999.
   W. J. Timken        58      1995  Vice President; Director; Officer
                                        since 1992.
   W. J. Timken, Jr.   33      1995  Principal Strategic Management Analyst;
                               1995  Market Manager - Distribution;
                               1996  Market Manager - Original Equipment
                                        Distribution - Europe, Africa and West
                                        Asia
                               1998  Vice President - Latin America
                               2000  Corporate Vice President - Office of the
                                        Chairman; Officer since 2000.

                                                                     14
   Item 2.  Properties
   ___________________
   Timken has bearing and steel manufacturing facilities at multiple locations in the United States.  Timken also has bearing and steel manu-
   facturing facilities in a number of countries outside the United States.
   The aggregate floor area of these facilities worldwide is approximately
   14,377,000 square feet, all of which, except for approximately 468,000 square feet, is owned in fee.  The facilities not owned in fee are leased.
   The buildings occupied by Timken are principally of brick, steel, reinforced concrete and concrete block construction.  All buildings are in satisfactory operating condition in which to conduct business.
   Timken's bearing manufacturing facilities in the United States are located in Ashland, Bucyrus, Canton, Columbus and New Philadelphia,
   Ohio; Altavista, Virginia; Randleman and Iron Station, North
   Carolina; Carlyle, Illinois; South Bend, Indiana; Gaffney, South
   Carolina; Keene and Lebanon, New Hampshire; Winchester, Kentucky;
   Knoxville, Tennessee; Lenexa, Kansas; North Little Rock, Arkansas;
   Ogden, Utah and Orange, California.  These facilities, including the research facility in Canton, Ohio, and warehouses at plant locations, have an aggregate floor area of approximately 4,882,000 square feet.
   Timken's bearing manufacturing plants outside the United States are located in Benoni, South Africa; Brescia, Italy; Colmar, France; Duston,
   Northampton and Wolverhampton, England; Medemblik, The Netherlands;
   Ploesti, Romania; Sao Paulo, Brazil; Singapore; Jamshedpur, India;
   Sosnowiec, Poland; St. Thomas, Canada and Yantai, China.  The
   facilities, including warehouses at plant locations, have an aggregate floor area of approximately 3,765,000 square feet.
   Timken's steel manufacturing facilities in the United States are located in Canton, Eaton, Wauseon and Wooster, Ohio; Columbus, North Carolina;
   Franklin and Latrobe, Pennsylvania.  These facilities have an aggregate floor area of approximately 5,017,000 square feet.
   Timken's steel manufacturing facility outside the United States is located in Leicester, England.  This facility has an aggregate floor area of approximately 590,000 square feet.  Timken also has a tool steel finishing and distribution facility in Sheffield, England.  This facility has an aggregate floor area of approximately 124,000 square feet.
   In the fourth quarter of 2000, the company agreed to sell the flat-ground tool steel business of Timken Latrobe Steel - Europe in Sheffield, England
   to a group of private investors.  This sale was completed in late February,
   2001.  Of the total aggregate floor area of 124,000 square feet, approx-
   imately 45,000 square feet was not included in the sale and is owned by the company.
   In addition to the manufacturing and distribution facilities discussed above, Timken owns warehouses and steel distribution facilities in the
   United States, Canada, England, France, Singapore, Germany, Mexico,
   Argentina and Australia, and leases several relatively small warehouse facilities in cities throughout the world.  In 2000, the Haan, Germany warehouse was relocated to France.
   During the first half of 2000, plant utilization in the Bearings business'
   plants continued at relatively stable levels.  By midyear, North American automotive demand started to decline and industrial business stagnated.

                                                                      15
   Properties (cont.)
   __________________
   Plant utilization declined in response to the changing economic conditions.
   Utilization was curtailed even further as the Bearings business' took actions to control inventory.  Steel plant utilization decreased in the second half of 2000 compared to the first half.  This was primarily a result of the reduction in orders from automotive, bearing and service center customers.
   In the first quarter of 2000, the company announced plans to refocus bearing manufacturing in Duston, England, to specialize in products for the automotive industry and shift manufacturing of other products to facilities in Eastern Europe and the United States.  A consolidation of European distribution operations was also launched.  However, operational issues associated with this consolidation of distribution operations have resulted in the suspension of the project.  Currently, an intense review is in progress to re-evaluate the implementation.
   In the second quarter of 2000, operations of three rail bearing recondition-
   ing facilities were consolidated into one new facility in Knoxville,
   Tennessee.  The closing of another rail bearing reconditioning facility in
   Little Rock, Arkansas, was announced in December.
   In January 2001, the company announced a buyout of its Chinese joint-venture partner in Yantai Timken Company Limited.  This transaction was completed at the end of February 2001.  Also in January, the company announced that it had acquired the assets of Score International, Inc., a manufacturer of dental handpiece repair tools located in Sanford, Florida.  This leased facility has an aggregate floor area of approximately 4,800 square feet.
   Item 3.  Legal Proceedings
   __________________________
   Not Applicable
   Item 4.  Submission of Matters to a Vote of Security Holders
   ____________________________________________________________
   No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2000.

                                                                     16
PART II
_______
   Item 5.  Market for Registrant's Common Equity and Related Stockholder
   ______________________________________________________________________
            Matters
            _______
   The company's common stock is traded on the New York Stock Exchange
   (TKR).  The estimated number of record holders of the company's common stock at December 31, 2000, was 8,366.  The estimated number of shareholders at December 31, 1999, was 42,661.
   High and low stock prices and dividends for the last two years are presented in the Quarterly Financial Data schedule on Page 1 of the
   Annual Report to Shareholders for the year ended December 31, 2000, and are incorporated herein by reference.
   Item 6.  Selected Financial Data
   ________________________________
   The Summary of Operations and Other Comparative Data on Pages 40-41
   of the Annual Report to Shareholders for the year ended December 31,
   2000, is incorporated herein by reference.
   Item 7.  Management's Discussion and Analysis of Financial Condition and
   ________________________________________________________________________
            Results of Operations
            _____________________
   Management's Discussion and Analysis of Financial Condition and Results
   of Operations on Pages 20-27 of the Annual Report to Shareholders for
   the year ended December 31, 2000, is incorporated herein by reference.
   Industrial market weakness reflecting less capital investment has negatively impacted the North American manufacturing sector over the past few months.
   Lower than expected demand from Industrial customers in 2001 has caused lower operational levels.  Earnings before income taxes (EBIT) is lower than expected for the Industrial business due to lower volumes.  North American rail sales were projected to remain weak in 2001.  However, sales in 2001 have been even lower than projected and have further impacted Bearings'
   EBIT.  The company continues to evaluate opportunities to rationalize bearing operations around the world to reduce fixed costs and improve operating efficiencies.
   On December 31, 1998, certain countries that are members of the European
   Union irrevocably fixed the conversion rates between their national currencies and a common currency, the "Euro."  The participating countries'
   former national currencies will continue to exist as denominations of the
   Euro until January 1, 2002.  The company has been evaluating the business implications of conversion to the Euro, including the need to adapt internal systems to accommodate the various Euro-denominated transactions, the com-
   petitive implications of cross-border pricing and other strategic issues.
   The company established a Euro project team to manage the changes required to conduct business operations in compliance with Euro-related regulations.
   The company does not expect the conversion to the Euro to have a material effect on its financial condition or results of operations.

                                                                     17
    Item 7.  Management's Discussion and Analysis of Financial Condition and
   ________________________________________________________________________
            Results of Operations (cont.)
            _____________________________
   In February 2001, the company announced that it has completed the previously announced sale of the tool and die steel operations of Timken Latrobe
   Steel - Europe.
   The company announced in March, 2001 the opening of a bearing reconditioning facility in Mexico City as part of its Timken de Mexico operations  The bearing service facility will remanufacture railroad bearigs used in locomotives and freight cars.
   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
   ____________________________________________________________________
   Information appearing under the caption "Management's Discussion and
   Analysis of Other Information" appearing on page 27 of the Annual
   Report to Shareholders for the year ended December 31, 2000, is incorporated herein by reference.
   Item 8.  Financial Statements and Supplementary Data
   ____________________________________________________
   The Quarterly Financial Data schedule included on Page 1, the
   Consolidated Financial Statements of the registrant and its subsidiaries on Pages 20-28, the Notes to Consolidated Financial Statements on Pages
   29-38, and the Report of Independent Auditors on Page 39 of the Annual
   Report to Shareholders for the year ended December 31, 2000, are
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
   Required information is set forth under the caption "Election of
   Directors" on Pages 4-7 of the proxy statement issued in connection with the annual meeting of shareholders to be held April 17, 2001, and is incorporated herein by reference.  Information regarding the executive officers of the registrant is included in Part I hereof.
   Item 11.  Executive Compensation
   ________________________________
   Required information is set forth under the caption "Executive
   Compensation" on Pages 10-21 of the proxy statement issued in connection with the annual meeting of shareholders to be held April 17, 2001, and is incorporated herein by reference.
   Item 12.  Security Ownership of Certain Beneficial Owners and Management
   ________________________________________________________________________
   Required information regarding Security Ownership of Certain Beneficial
   Owners and Management, including institutional investors owning more than 5% of the company's Common Stock, is set forth under the caption
   "Beneficial Ownership of Common Stock" on Pages 8-9 of the proxy statement issued in connection with the annual meeting of shareholders to be held April 17, 2001, and is incorporated herein by reference.
   Item 13.  Certain Relationships and Related Transactions
   ________________________________________________________
   Required information is set forth under the caption "Election of
   Directors" on Pages 4-7 of the proxy statement issued in connection with the annual meeting of shareholders to be held April 17, 2001, and is
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
                    reference.
          (10.3)    The Timken Company Long-Term Incentive Plan As Amended And
                    Restated As Of December 16, 1999, and approved by share-
                    holders April 18, 2000 was filed as Appendix A to Proxy
                    Statement dated February 23, 2000, and is incorporated
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
          (10.13)   The form of The Timken Company Nonqualified Stock Option
                    Agreement for nontransferable options as adopted on April
                    18, 2000 was filed with Form 10-Q for the period ended
                    March 31, 2000, and is incorporated herein by reference.
          (10.14)   The form of The Timken Company Nonqualified Stock
                    Option Agreement for transferable options as adopted on
                    April 18, 2000 was filed with Form 10-Q for the period
                    ended March 31, 2000, and is incorporated herein by
                    reference.
          (10.15)   The form of The Timken Company Nonqualified Stock Option
                    Agreement for special award options as adopted on April 18,
                    2000 was filed with Form 10-Q for the period ended March
                    31, 2000, and is incorporated herein by reference.
          (10.16)   The Timken Company Deferral of Stock Option Gains Plan
                    effective as of April 21, 1998 was filed with Form 10-Q
                    for the period ended March 31, 1998, and is incorporated
                    herein by reference.
          (10.17)   The Consulting Agreement entered into with Joseph F.
                    Toot, Jr., effective January 1, 2001.

                                                                       22
     Listing of Exhibits (cont.)
     ___________________________
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
          (10.20)   The Timken Company Nonqualified Stock Option Agreement
                    entered into with James W. Griffith and adopted on
                    December 16, 1999 was filed with Form 10-K for the period
                    ended December 31, 1999, and is incorporated herein by
                    reference.
          (10.21)   The Timken Company Promissory Note entered into with
                    James W. Griffith and dated December 17, 1999 was filed
                    with Form 10-K for the period ended December 31, 1999, and is incorporated herein by reference.
          (10.22)   The Timken Company Director Deferred Compensation Plan
                    effective as of February 4, 2000 was filed with Form 10-Q
                    for the period ended March 31, 2000, and is incorporated
                    herein by reference.
          (10.23)   The form of The Timken Company Deferred Shares Agreement
                    as adopted on April 18, 2000 was filed with Form 10-Q for
                    the period ended March 31, 2000, and is incorporated herein by reference.
          (10.24)   Amendment to Employee Excess Benefits Agreement was filed
                    with Form 10-Q for the period ended March 31, 2000, and is incorporated herein by reference.
          (10.25)   Consulting agreement entered into with Robert L.
                    Leibensperger was filed with Form 10-Q for the period ended
                    June 30, 2000, and is incorporated herein by reference.
          (10.26)   Consulting agreement entered into with John Schubach was
                    filed with Form 10-Q for the period ended June 30, 2000,
                    and is incorporated herein by reference.
          (10.27)   Consulting agreement entered into with e-Solutions, LLC
                    (Thomas W. Strouble, Owner and principal) was filed with
                    Form 10-Q for the period ended September 30, 2000, and is
                    incorporated herein by reference.
          (10.28)   First Amendment to Consulting agreement (with e-Solutions,
                    LLC).

                                                                      23
     Listing of Exhibits (cont.)
     ___________________________
          (12)      Ratio of Earnings to Fixed Charges
          (13)      Annual Report to Shareholders for the year ended
                    December 31, 2000, (only to the extent expressly
                    incorporated herein by reference).
          (21)      A list of subsidiaries of the registrant.
          (23)      Consent of Independent Auditors.
          (24)      Power of Attorney
   (b)  Reports on Form 8-K:
                On March 8, 2001, the company filed a Form 8-K regarding Other
                Events and Regulation FD Disclosure, which contained estimated market data and industry trend information relating to a number of industry segments in which the company sells bearing and steel products.  No financial statements were filed.
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
Date          March 30, 2001            Date            March 30, 2001
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
Date          March 30, 2001             Date           March 30, 2001
By  /s/ J. Clayburn La Force, Jr.*       By  /s/ W. J. Timken*
    ______________________________           _______________________________
    J. Clayburn La Force, Jr., Director      W. J. Timken           Director
Date          March 30, 2001             Date           March 30, 2001
By  /s/ James W. Griffith*               By /s/ Joseph F. Toot, Jr.*
    ______________________________           _______________________________
    James W. Griffith,    Director           Joseph F. Toot, Jr.    Director
Date          March 30, 2001             Date          March 30, 2001
By  /s/ John A. Luke, Jr.*               By  /s/ Martin D. Walker*
    ______________________________           _______________________________
    John A. Luke, Jr.     Director           Martin D. Walker       Director
Date          March 30, 2001             Date           March 30, 2001
By  /s/ Robert W. Mahoney*               By  /s/ Jacqueline F. Woods*
    ______________________________           _______________________________
    Robert W. Mahoney     Director           Jacqueline F. Woods,   Director
Date          March 30, 2001             Date           March 30, 2001
By  /s/ Jay A. Precourt*
    ______________________________
    Jay A. Precourt       Director
Date          March 30, 2001
                                         By  /s/ G. E. Little
                                         ___________________________________
                                         G. E. Little, attorney-in-fact
                                         By authority of Power of Attorney
                                         filed as Exhibit 24 hereto
                                         Date          March 30, 2001

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
                    reference.
          (10.3)    The Timken Company Long-Term Incentive Plan As Amended And
                    Restated As Of December 16, 1999, and approved by share-
                    holders April 18, 2000 was filed as Appendix A to Proxy
                    Statement dated February 23, 2000, and is incorporated
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

     Listing of Exhibits (cont.)
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
          (10.13)   The form of The Timken Company Nonqualified Stock Option
                    Agreement for nontransferable options as adopted on April
                    18, 2000 was filed with Form 10-Q for the period ended
                    March 31, 2000, and is incorporated herein by reference.
          (10.14)   The form of The Timken Company Nonqualified Stock
                    Option Agreement for transferable options as adopted on
                    April 18, 2000 was filed with Form 10-Q for the period
                    ended March 31, 2000, and is incorporated herein by
                    reference.
          (10.15)   The form of The Timken Company Nonqualified Stock Option
                    Agreement for special award options as adopted on April 18,
                    2000 was filed with Form 10-Q for the period ended March
                    31, 2000, and is incorporated herein by reference.
          (10.16)   The Timken Company Deferral of Stock Option Gains Plan
                    effective as of April 21, 1998 was filed with Form 10-Q
                    for the period ended March 31, 1998, and is incorporated
                    herein by reference.
          (10.17)   The Consulting Agreement entered into with Joseph F.
                    Toot, Jr., effective January 1, 2001.

     Listing of Exhibits (cont.)
     ___________________________
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
          (10.20)   The Timken Company Nonqualified Stock Option Agreement
                    entered into with James W. Griffith and adopted on
                    December 16, 1999 was filed with Form 10-K for the period
                    ended December 31, 1999, and is incorporated herein by
                    reference.
          (10.21)   The Timken Company Promissory Note entered into with
                    James W. Griffith and dated December 17, 1999 was filed
                    with Form 10-K for the period ended December 31, 1999, and is incorporated herein by reference.
          (10.22)   The Timken Company Director Deferred Compensation Plan
                    effective as of February 4, 2000 was filed with Form 10-Q
                    for the period ended March 31, 2000, and is incorporated
                    herein by reference.
          (10.23)   The form of The Timken Company Deferred Shares Agreement
                    as adopted on April 18, 2000 was filed with Form 10-Q for
                    the period ended March 31, 2000, and is incorporated herein by reference.
          (10.24)   Amendment to Employee Excess Benefits Agreement was filed
                    with Form 10-Q for the period ended March 31, 2000, and is incorporated herein by reference.
          (10.25)   Consulting agreement entered into with Robert L.
                    Leibensperger was filed with Form 10-Q for the period ended
                    June 30, 2000, and is incorporated herein by reference.
          (10.26)   Consulting agreement entered into with John Schubach was
                    filed with Form 10-Q for the period ended June 30, 2000,
                    and is incorporated herein by reference.
          (10.27)   Consulting agreement entered into with e-Solutions, LLC
                    (Thomas W. Strouble, Owner and principal) was filed with
                    Form 10-Q for the period ended September 30, 2000, and is
                    incorporated herein by reference.
          (10.28)   First Amendment to Consulting agreement (with e-Solutions,
                    LLC).

     Listing of Exhibits (cont.)
     ___________________________
          (12)      Ratio of Earnings to Fixed Charges
          (13)      Annual Report to Shareholders for the year ended
                    December 31, 2000, (only to the extent expressly
                    incorporated herein by reference).
          (21)      A list of subsidiaries of the registrant.
          (23)      Consent of Independent Auditors.
          (24)      Power of Attorney