Form 10-Q
period 2001-03-31
TIMKEN CO
filed 2001-05-14
CIK 98362

                                                                        1.
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.   20549
                            FORM 10Q
[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934 for the quarterly period
   ended March 31, 2001.
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

Common shares outstanding at March 31, 2001, 59,990,686.

PART I.  FINANCIAL INFORMATION                                          2.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
                                                         Mar. 31      Dec. 31
                                                           2001         2000
ASSETS                                                 ----------    ----------
Current Assets                                          (Thousands of dollars)
Cash and cash equivalents...........................   $   18,872    $   10,927
Accounts receivable, less allowances,
(2001-$12,106; 2000-$11,259)........................      404,343       354,972
Deferred income taxes...............................       44,903        43,094
Inventories (Note 2) ...............................      488,396       489,549
                                                       ----------    ----------
          Total Current Assets......................      956,514       898,542
Property, Plant and Equipment.......................    2,957,331     2,974,379
 Less allowances for depreciation...................    1,625,464     1,610,607
                                                       ----------    ----------
                                                        1,331,867     1,363,772
Costs in excess of net assets of acquired businesses,
less amortization, (2001-$41,772; 2000-$41,228).....      151,117       151,487
Intangible Pension Asset............................       88,405        88,405
Other assets........................................       73,188        61,899
                                                       ----------    ----------
      Total Assets..................................   $2,601,091    $2,564,105
                                                       ==========    ==========
LIABILITIES
Current Liabilities
Accounts payable and other liabilities..............   $  246,557    $  239,182
Short-term debt and commercial paper................      259,779       209,423
Accrued expenses....................................      145,223       138,847
                                                       ----------    ----------
          Total Current Liabilities.................      651,559       587,452
Noncurrent Liabilities
Long-term debt (Note 3) ............................      303,592       305,181
Accrued pension cost................................      233,633       237,952
Accrued postretirement benefits cost................      399,252       394,097
Deferred income taxes...............................       10,090        11,742
Other noncurrent liabilities........................       18,690        22,999
                                                       ----------    ----------
          Total Noncurrent Liabilities..............      965,257       971,971
Shareholders' Equity (Note 4)
Common stock........................................      250,964       250,353
Earnings invested in the business...................      830,666       839,242
Accumulated other comprehensive income (loss).......      (97,355)      (84,913)
                                                       ----------    ----------
          Total Shareholders' Equity................      984,275     1,004,682
      Total Liabilities and Shareholders' Equity....   $2,601,091    $2,564,105
                                                       ==========    ==========

PART I.  FINANCIAL INFORMATION Continued                                3.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                        Three Months Ended
                                                       Mar. 31       Mar. 31
                                                        2001          2000
                                                     ----------    ----------
(Thousands of dollars, except per share data)
Net sales.........................................   $  661,516    $  685,791
Cost of products sold.............................      543,502       540,826
                                                     ----------    ----------
   Gross Profit...................................      118,014       144,965
Selling, administrative and general expenses......       96,538        94,145
Impairment and restructuring charges (Note 5).....        7,907        14,759
                                                     ----------    ----------
   Operating Income...............................       13,569        36,061
Interest expense..................................       (8,894)       (7,222)
Interest income...................................          489           549
Other expense.....................................       (1,210)       (2,655)
                                                     ----------    ----------
   Income Before Income Taxes.....................        3,954        26,733
Provision for income taxes (Note 6)...............        1,732        10,693
                                                     ----------    ----------
   Net Income.....................................   $    2,222    $   16,040
                                                     ==========    ==========
   Earnings Per Share * ..........................        $0.04         $0.26
   Earnings Per Share - assuming dilution **......        $0.04         $0.26
   Dividends Per Share............................        $0.18         $0.18
                                                     ==========    ==========
*  Average shares outstanding.....................   59,981,237    61,099,962
** Average shares outstanding - assuming dilution.   60,122,806    61,237,143

PART I.  FINANCIAL INFORMATION Continued                                4.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                         Three Months Ended
Cash Provided (Used)                                    Mar. 31     Mar. 31
                                                          2001        2000
                                                        -------     -------
OPERATING ACTIVITIES                                 (Thousands of dollars)
Net Income............................................. $ 2,222     $16,040
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization.........................  37,898      38,221
 (Credit) provision for deferred income taxes..........  (2,725)         85
 Stock issued in lieu of cash to employee benefit plans     106         300
 Impairment and restructuring charges..................   4,225      14,759
 Changes in operating assets and liabilities:
  Accounts receivable.................................. (54,854)    (57,277)
  Inventories..........................................  (7,491)    (34,968)
  Other assets......................................... (11,221)      1,011
  Accounts payable and accrued expenses................   9,659      37,694
  Foreign currency translation.........................   2,876        (167)
                                                        -------     -------
   Net Cash (Used) Provided by Operating Activities.... (19,305)     15,698
INVESTING ACTIVITIES
 Purchases of property, plant and equipment - net...... (14,848)    (20,061)
 Acquisitions..........................................  (1,170)        -0-
                                                        -------     -------
   Net Cash Used by Investing Activities............... (16,018)    (20,061)
FINANCING ACTIVITIES
 Cash dividends paid to shareholders................... (10,798)    (11,002)
 Issuance (purchase) of Treasury Shares - net..........     505      (3,791)
 Payments on long-term debt............................    (884)       (964)
 Proceeds from issuance of long-term debt..............      18          27
 Short-term debt activity - net........................  55,701      22,190
                                                        -------     -------
   Net Cash Provided by Financing Activities...........  44,542       6,460
Effect of exchange rate changes on cash................  (1,274)       (383)
Increase in Cash and Cash Equivalents..................   7,945       1,714
Cash and Cash Equivalents at Beginning of Period.......  10,927       7,906
                                                        -------     -------
Cash and Cash Equivalents at End of Period............. $18,872     $ 9,620
                                                        =======     =======

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                      5.
Note 1 -- Basis of Presentation
The accompanying consolidated condensed financial statements (unaudited) for the Timken Company (the "company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments
(consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included.  For further information, refer to the consolidated financial statements and footnotes included in the company's annual report on Form 10-K for the year ended December 31, 2000.
Change in Method of Accounting
Effective January 1, 2001, the Company adopted Statement of Financial
Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments
and Hedging Activities", as amended.  The Statement requires the Company to recognize all derivatives on the balance sheet at fair value.  Derivatives that are not designated as hedges must be adjusted to fair value through earnings.
If the derivative is designated as a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of the change in fair value of a derivative that is designated as a hedge will be immediately recognized in earnings. Certain of the Company's holdings of for-
ward foreign exchange contracts have been deemed derivatives pursuant to the criteria established in SFAS No. 133, of which the Company has designated certain of those derivatives as hedges.  The adoption of SFAS No. 133 did not have a significant effect on the company's financial position or results of operations.

Note 2 -- Inventories                                      3/31/01    12/31/00
                                                          --------   ---------
                                                         (Thousands of dollars)
Finished products                                         $198,450    $201,228
Work-in-process and raw materials                          249,644     247,806
Manufacturing supplies                                      40,302      40,515
                                                          --------    --------
                                                          $488,396    $489,549
                                                          ========    ========
An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.
Accordingly, interim LIFO calculations must necessarily be based on manage-
ment's estimates of expected year-end inventory levels and costs.  Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)
(Continued)                                                             6.
Note 3 -- Long-term Debt                                   3/31/01    12/31/00
                                                          --------   ---------
                                                         (Thousands of dollars)
State of Ohio Pollution Control Revenue Refunding Bonds,
   maturing on July 1, 2003.  The variable interest
   rate is tied to the bank's tax exempt weekly interest
   rate.  The rate at March 31, 2001 is 3.55%.             $17,000     $17,000
State of Ohio Water Development Revenue Refunding
   Bond, maturing on May 1, 2007.  The variable interest
   rate is tied to the bank's tax exempt weekly interest
   rate. The rate at March 31, 2001 is 3.50%.                8,000       8,000
State of Ohio Air Quality and Water Development Revenue
   Refunding Bonds, maturing on June 1, 2001.  The
   variable interest rate is tied to the bank's tax
   exempt weekly interest rate.  The rate at
   March 31, 2001 is 3.50%.                                 21,700      21,700
State of Ohio Water Development Authority Solid Waste
   Revenue Bonds, maturing on July 2, 2032.  The
   variable interest rate is tied to the bank's tax
   exempt weekly interest rate.  The rate at
   March 31, 2001 is 3.60%.                                 24,000      24,000
Fixed Rate Medium-Term Notes, Series A, due at various
   dates through May, 2028 with interest rates ranging
   from 6.20% to 7.76%.                                    252,000     252,000
Other                                                        8,589       9,455
                                                          --------    --------
                                                           331,289     332,155
Less:  Current Maturities                                   27,697      26,974
                                                          --------    --------
                                                          $303,592    $305,181
                                                          ========    ========

Note 4 -- Shareholders' Equity                    3/31/01  12/31/00
                                                 --------  --------
Class I and Class II serial preferred stock    (Thousands of dollars)
without par value:
   Authorized -- 10,000,000 shares each class
   Issued - none                                 $    -0-  $    -0-
Common Stock without par value:
   Authorized -- 200,000,000 shares
   Issued (including shares in treasury)
      2001 - 63,082,626 shares
      2000 - 63,082,626 shares
   Stated Capital                                  53,064    53,064
   Other paid-in capital                          256,979   256,873
Less cost of Common Stock in treasury
      2001 - 3,091,940 shares
      2000 - 3,117,469 shares                      59,079    59,584
                                                 --------  --------
                                                 $250,964  $250,353
                                                 ========  ========

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)
Continued                                                               7.
Note 4 -- Shareholders' Equity (continued)
An analysis of the change in capital and earnings invested in the business is as follows:
                                               Common Stock       Earnings     Accumulated
                                                        Other     Invested        Other
                                              Stated   Paid-In     in the    Comprehensive   Treasury
                                             Capital   Capital    Business   Income (Loss)     Stock       Total
                                             -------   --------   --------     ----------    --------   ----------
                                                                    (Thousands of dollars)
Balance December 31, 2000                    $53,064   $256,873   $839,242       ($84,913)   ($59,584)  $1,004,682
Net Income                                                           2,222                                   2,222
Foreign currency translation adjustment                                           (12,134)                 (12,134)
Cumulative effect of change in method of
  accounting                                                                          (34)                     (34)
Change in fair value of derivative
  financial instruments                                                              (274)                    (274)
                                                                                                        ----------
Total comprehensive income (loss)                                                                          (10,220)
Dividends  - $.18 per share                                        (10,798)                                (10,798)
Stock Options, employee benefit and dividend
  reinvestment plans:                                       106                                   505          611
Treasury - issued 25,530 shares
                                             -------   --------   --------     ----------    --------   ----------
Balance March 31, 2001                       $53,064   $256,979   $830,666       ($97,355)   ($59,079)  $  984,275
                                             =======   ========   ========     ==========    ========   ==========
The total comprehensive income for the three months ended March 31, 2000 was $11,197,000.

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                       8.
Continued
Note 5 -- Impairment and Restructuring Charges
The $55 million restructuring program announced in March 2000 concluded during the first quarter of 2001, with total expenditures of $51.4 million recorded for impairment, restructuring and reorganization charges to streamline oper-
ations, reduce costs and to realign businesses with global industries.  Of the
$51.4 million, $20.7 million were impairment charges, $15 million restructuring charges, and the remaining $15.7 million were reorganization charges classi-
fied as cost of products sold ($7.7 million) and selling, administrative and general expenses ($8 million).  The restructuring charges of $15 million were primarily separation expenses with associated payments of $10.5 million to date and the remaining $4.5 million expected to be disbursed by this year-end.
The company expects an annualized savings rate of $29 million before taxes by the end of this year.  Savings realized in the first quarter of 2001 approx-
imate $7 million.  Seven hundred twenty-three (723) associates will be terminated, with five hundred ninety-one (591) having exited through the first quarter of 2001 and the remainder by this year-end.
Key elements of the total restructuring and impairment charges by industry are as follows (in millions of dollars):
                                    Auto      Industrial     Steel      Total
Restructuring:                    --------    ----------    --------   --------
Separation costs - operations     $    -0-    $     10.1    $    -0-   $   10.1
Separation costs - administration      1.1           3.1         0.7        4.9
                                  --------    ----------    --------   --------
                                  $    1.1    $     13.2    $    0.7   $   15.0
Impaired assets:
Property, plant and equipment     $    -0-    $      5.6    $   10.9   $   16.5
Abandoned acquisitions                 0.1           0.1         4.0        4.2
                                  --------    ----------    --------   --------
                                  $    0.1    $      5.7    $   14.9   $   20.7
                                  --------    ----------    --------   --------
                                  $    1.2    $     18.9    $   15.6   $   35.7
                                  ========    ==========    ========   ========
Charges recorded in the first quarter of 2001 were $12.5 million consisting of
$3.8 million impairment, $4.1 restructuring and $4.6 million reorganization charges classified as cost of products sold ($3.6 million) and selling, admini-
strative and general expenses ($1 million).  The majority of the impairment and restructuring charges related to the downsizing of the company's bearing manu-
facturing facility in Duston, England.  Reorganization charges of $3.6 million related to the bearing business, primarily the Duston downsizing, and
$1 million related to the write-off of inventory associated with the sale of assets of Timken Latrobe's European steel business.

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                       9.
Continued
Note 5 -- Impairment and Restructuring Charges (continued)
Key elements of the restructuring and impairment charges for the first quarter
2001 by segment are as follows (in millions of dollars):
                                    Auto      Industrial     Steel      Total
Restructuring:                    --------    ----------    --------   --------
Separation costs - operations     $    -0-    $      3.3    $    -0-   $    3.3
Separation costs - administration      0.1           0.7         -0-        0.8
                                  --------    ----------    --------   --------
                                  $    0.1    $      4.0    $    -0-   $    4.1
Impaired assets:
Property, plant and equipment     $    -0-    $      3.4    $    0.4   $    3.8
                                  --------    ----------    --------   --------
                                  $    0.1    $      7.4    $    0.4   $    7.9
                                  ========    ==========    ========   ========

Note 6 -- Income Tax Provision       Three Months Ended
                                     Mar. 31     Mar. 31
                                      2001        2000
                                    --------    --------
                 U.S.              (Thousands of dollars)
                    Federal          $  (805)    $ 6,931
                    State & Local       (112)        505
                 Foreign               2,649       3,257
                                     -------     -------
                                     $ 1,732     $10,693
                                     =======     =======
Taxes provided exceed the U.S. statutory rate primarily due to losses without current tax benefits.  This unfavorable permanent difference had a greater percentage impact on the company's effective tax rate due to lower earnings.

Note 7 -- Segment Information
In previous reporting periods, the company had two reportable segments con-
sisting of Bearings and Steel.  Based on the company's reorganization into global business units, management has determined that the Automotive Bearings and Industrial Bearings segments meet the quantitative and qualitative thresholds of a reportable segment as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."
Automotive Bearings include products for passenger cars, light and heavy trucks and trailers.  Industrial Bearings include industrial, rail, aerospace and super precision products as well as emerging markets in China, India and
Central and Eastern Europe.  Steel products include steels of intermediate alloy, vacuum processed alloys, tool steel and some carbon grades.  The company sells these steels in the form of tubes, bars and custom-made precision steel components.
Prior quarter data has been restated to comply with the current year presentation.

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)
Continued                                                               10.
Note 7 -- Segment Information (continued)
(Thousands of Dollars)                             Three Months Ended
                                                   Mar. 31    Mar. 31
                                                     2001       2000
Automotive Bearings                                --------   --------
  Net sales to external customers                  $194,257   $237,571
  Depreciation and amortization                       8,959      8,974
  Impairment and restructuring charges                   82         96
  Earnings before interest and taxes                 (1,986)    16,480
Industrial Bearings
  Net sales to external customers                  $241,994   $232,803
  Depreciation and amortization                      12,195     12,313
  Impairment and restructuring charges                7,393      1,813
  Earnings before interest and taxes                  4,774     15,653
Steel
  Net sales to external customers                  $225,265   $215,417
  Intersegment sales                                 42,477     55,582
  Depreciation and amortization                      16,744     16,934
  Impairment and restructuring charges                  432     12,850
  Earnings before interest and taxes                  9,282      2,791
Profit Before Taxes
  Total EBIT for reportable segments                 12,070     34,924
  Interest expense                                   (8,894)    (7,222)
  Interest income                                       489        549
  Intersegment adjustments                              289     (1,518)
  Income before income taxes                          3,954     26,733

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)
Continued                                                               11.
Note 8 -- Subsequent Event
In April 2001, the company announced a strategic global refocusing of its manufacturing operations to establish a foundation for accelerating the com-
pany's growth initiatives.  The company determined that the core businesses were not generating enough cash to fund opportunities for business growth and continuous improvement initiatives.  Therefore, this second phase of the com-
pany's transformation will create focused factories for each product line or component, replace specific manufacturing processes with state-of-the-art processes through the company's global supply chain, rationalize production to the lowest cost plants in the company's global manufacturing system and implement lean manufacturing process redesign, using various tools to continue improving quality and productivity.  The company intends to close bearing plants in Columbus, Ohio and Duston, England and sell a tooling plant in
Ashland, Ohio.  The Columbus plant employs about 219 associates, Duston 950 and Ashland 115.  The company's intent is to continue operating the Columbus and Duston plants for periods ranging from 6 to 20 months.  During that time, plans will be implemented to transfer production processes to other plants in the company's global manufacturing system.  These changes will affect production processes and employment as the company reduces positions by about
1,500 during the next two years.
As a result of this plan, the company has targeted an annualized pretax rate of savings of approximately $100 million by the end of 2004.  To implement these actions, the company expects to take approximately $100-$110 million in severance, impairment and implementation charges over the next two years, with
$18 million expected to occur in the second quarter of 2001.  Approximately one-half of the charges will be non-cash.

                                                                          12.
Management's Discussion and Analysis of Financial Condition and Results of
Operations
Results of Operations
---------------------
First quarter net sales reported by the Timken Company were $661.5 million, a decrease of 3.5% from $685.8 million in the first quarter of 2000.  Net income decreased by 86.1% to $2.2 million compared to $16 million in the same quarter a year ago.  In the first quarter of 2001, the company incurred total pretax charges of $12.5 million related to the company's restructuring and reorganization.  These charges included $7.9 million related to impairment and restructuring charges and $4.6 million related to reorganization expenses, which were reflected in the company's cost of products sold and selling, administrative and general expenses for the quarter.  The first quarter of 2000 included pretax charges of $16.8 million.  Of this,
$14.8 million represented impairment and restructuring charges and $2 million represented reorganization charges.
Although sales volume increased in the first quarter of 2001 compared to the third and fourth quarters of 2000, net sales decreased in comparison to the first quarter of 2000.  First quarter 2001 results were hurt by the decline in automotive demand and weak North American markets.  Automotive light vehicle production in the first quarter of 2001 was slightly below the fourth quarter
2000 depressed rate.  Also, heavy truck production was down significantly and industrial and rail demand in North America remained weak.  These economic factors contrast greatly with the first quarter of 2000, when U.S. and European automotive demand remained strong and international markets, especially the industrial sectors, showed improvement.
Gross profit was $118 million (17.8% of net sales) in the first quarter of
2001, compared to $145 million (21.1% of net sales).  The lower sales volume, fueled by weakened automotive and industrial product demand, unfavorable product mix and manufacturing shutdowns to control inventory reduced profitability in the first quarter of 2001 compared with the same period a year ago.
Selling, administrative and general expenses were $96.5 million (14.6% of net sales) in the first quarter of 2001, compared to $94.1 million (13.7% of net sales) recorded in the first quarter of 2000.  The increase was primarily due to higher technology and e-business costs to fund the company's growth initiatives.
The $55 million restructuring program announced in March 2000 concluded during the first quarter of 2001, with total expenditures of $51.4 million recorded for impairment, restructuring and reorganization charges.  The restructuring initiatives have improved competitiveness by streamlining operations, reducing costs and realigning the businesses into global units to better position them for profitable growth.  The company expects an annualized rate of savings of
$29 million before taxes by the end of this year.
Of the $51.4 million total expenditures recorded during the period of March
2000 through March 2001, $20.7 million related to non-cash asset impairment and abandoned acquisition expenses.  Restructuring severance expenses accounted for approximately $15 million, and reorganization expenses were

                                                                          13.
Management's Discussion and Analysis of Financial Condition and Results of
Operations
$15.7 million.  As a result of the restructuring program, the workforce has been reduced by 723 positions, with 591 having exited through the end of the first quarter of 2001.
Included in the $20.7 million of impairment charges, $10.9 million related to the Steel business consolidation of four areas:  small bar finish equipment related to exiting the small bar business; excess equipment resulting from the new bar mill; idling of rotoroll equipment from product rationalization between the Wooster Steel plant and Timken Desford Steel; and the sale of the flat-
ground tool steel business of Timken Latrobe Steel in Sheffield, England.  The
Steel business also recorded $4 million related to abandoned acquisition, affiliation and divestiture efforts.  The majority of the $5.8 million impairment expense recorded by the Bearing business related to the downsizing of the Duston, England manufacturing plant.
Severance charges of $15 million were comprised mainly of Bearing business initiatives to reduce costs and shift manufacturing to lower cost facilities, to implement the Yantai labor management program, to consolidate the European distribution functions and to streamline the management structure.  The Duston downsizing constituted approximately $5.3 million related to 189 terminations;
the Yantai labor management program amounted to $2.7 million related to 425 terminations; the European distribution consolidation was $1.1 million related to 47 terminations; and management streamlining of $3 million related to 62 terminations.  Operational issues resulted in the suspension of the European distribution operation in 2000.  During the first quarter of 2001, these issues were resolved.  As a result, management has resumed its efforts to consolidate the European distribution consolidation. Cash expenditures of  $10.5 million were paid from operations with additional expenditures of $4.5 million anti-
cipated by year-end.  Reorganization expenses of $15.7 million represent relocation expenses, write-off of obsolete inventory and professional fees.
In April 2001, the company announced a strategic global refocusing of its manu-
facturing operations to establish a foundation for accelerating the company's growth initiatives.  The company determined that the core businesses were not generating enough cash to fund opportunities for business growth and continuous improvement initiatives.  Therefore, this second phase of the company's trans-
formation will create focused factories for each product line or component, replace specific manufacturing processes with state-of-the-art processes through the company's global supply chain, rationalize production to the lowest total cost plants in the company's global manufacturing system and implement lean manufacturing process redesign, using various tools to continue improving quality and productivity.  The company intends to close bearing plants in
Columbus, Ohio, and Duston, England, and to sell a tooling plant in Ashland,
Ohio.  The Columbus plant employs about 219 associates, Duston 950 and Ashland
115.  The company's intent is to continue operating the Columbus and Duston plants for periods ranging from 6 to 20 months.  These changes will affect production processes and employment as the company reduces positions by about
1,500 during the next two years.

                                                                          14.
Management's Discussion and Analysis of Financial Condition and Results of
Operations
As a result of this plan, the company has targeted an annualized pretax rate of savings of approximately $100 million by the end of 2004.  To implement these actions, the company expects to take approximately $100-$110 million in severance, impairment and implementation charges over the next two years, with
$18 million expected to occur in the second quarter of 2001.  Approximately one-half of the charges will be non-cash.
Other expense reflected lower expense in the first quarter of 2001 primarily due to a non-recurring gain on sale of land.
The effective tax rate for the first quarter of 2001 was higher than the first quarter of 2000, as a result of the company's inability to utilize tax credits and certain losses incurred.
Automotive Bearings
The Automotive Bearings Business includes products for passenger cars, light and heavy trucks and trailers.  The continuing decline in global automotive demand that began in the second half of 2000 negatively impacted sales of automotive bearings in the first quarter of 2001.  Global Automotive Bearings'
sales for the first quarter of 2001 decreased 18.2% to $194.3 million from
$237.6 million in the first quarter of 2000.  Last year's first quarter sales were at a record level.  North American automotive bearings sales were down
21.4%, reflecting weakness in all vehicle segments, including passenger cars, light and heavy trucks and trailers.  In Europe, automotive bearing sales for the first quarter of 2001 decreased approximately 11% as compared to the same period a year ago as a result of slowed demand for passenger cars, although truck demand remained stable.  For the rest of the world, automotive bearing sales decreased approximately 12% in the first quarter of 2001 compared to a year ago.  The company anticipates that the global light vehicle industry will remain sluggish through the second quarter of 2001, but should improve as the year progresses with increased demand and new product launches expected.
Excluding $0.4 million in restructuring and reorganization charges, Automotive
Bearings' earnings before interest and income taxes (EBIT) was a loss of
$1.6 million compared to income of $16.6 million in 2000's first quarter.
Including these charges, Automotive Bearings' EBIT for the first quarter was a loss of $2 million, compared to income of $16.5 million in the first quarter of 2000, which included $0.1 million in restructuring and reorganization charges.  The decline in EBIT was a result of lower sales volume than a year ago and extensive plant shutdowns to control inventory.
Automotive Bearings' selling and administrative expenses in the first quarter of 2001 were higher than the year-ago quarter due primarily to technology and
e-business costs incurred to fund the company's growth initiatives.
Industrial Bearings
The Industrial Bearings Business includes industrial, rail, aerospace and super precision products as well as emerging markets in China, India and Central and

                                                                          15.
Management's Discussion and Analysis of Financial Condition and Results of
Operations
Eastern Europe.  Industrial Bearings' net sales were $242 million, an increase of 3.9% over the first quarter 2000 net sales of $232.8 million, with strong sales in Europe offsetting weakening European currencies and flat demand in
North America.  Although demand for industrial products has remained flat in
North America compared to the same period a year ago, European sales increased approximately 27% compared to last year's first quarter.  The increase in Euro-
pean industrial sales was significantly impacted by the shipment of backlog orders during the first quarter.  This backlog resulted from the operational issues experienced in the consolidation of the European distribution operations during 2000.  Aerospace sales in the first quarter of 2001 in North America and
Europe as well as super precision bearing demand increased approximately 13%
over first quarter 2000 levels.  Increased aerospace and super precision product sales were a result of improving aerospace demand and increased sales to dental handpiece customers.  First quarter 2001 rail sales outside North
America were up significantly over last year's first quarter, but were not enough to overcome poor conditions in North American rail markets.  A weak economy in India also adversely affected Industrial sales.  Included in net sales for the first quarter of 2001 were sales by the dental handpiece repair and service company acquired in January 2001.  Sales of industrial products in
Europe are expected to have moderate growth, while North American rail sales are expected to remain weak in 2001.  The aerospace and super precision business is expected to show modest growth in 2001.
Unfavorable product mix, sluggish North American industrial aftermarket sales and lower production volumes reduced profitability in the first quarter of
2001, compared to the same period a year ago.  Improved EBIT performance in aerospace and super precision was not enough to offset the decline in profit-
ability experienced in the overall Industrial Bearings segment.
Industrial Bearings' selling and administrative expenses in the first quarter of 2001 were slightly lower than the year-ago quarter due primarily to reduced reorganization costs.
Steel
Steel's net sales, including intersegment sales, were $267.7 million in the first quarter of 2001, a decrease of 1.2% from the $271 million recorded a year earlier.  Sales to oil country and aerospace customers were up and shipments of bar products to service center and industrial customers also increased.  Shipments of higher-value products for automotive and bearing applications were down approximately 24% from a year ago as a result of the weakened automotive demand.  Consistent with the second half of 2000, the continued weakness of the Euro and other currencies against the U.S.
dollar has enabled European and other overseas producers to export into
North America with lower prices, putting pressure on pricing and operating margins.
The company expects slightly improved steel automotive sales in the second half of 2001 as customer inventories are depleted and automotive production

                                                                          16.
Management's Discussion and Analysis of Financial Condition and Results of
Operations
schedules are more aligned with sales.  Also, the aerospace business is expected to show modest growth in 2001.  Industrial sales are expected to be sluggish, reflecting weak North American industrial markets, while sales of bars are expected to be strong as many domestic competitors struggle with bankruptcy issues.
Excluding Steel's portion of the restructuring and reorganization charges of
$1.4 million, Steel's EBIT for the first quarter of 2001 was $10.7 million.
The restructuring and reorganization charges for 2001's first quarter related to asset impairment and the write-off of inventory associated with the sale of the Timken Latrobe Steel - Europe.  This compares with EBIT of $16.1 million in the first quarter of 2000, excluding restructuring and reorganization charges of $13.3 million.  Including restructuring and reorganization charges, Steel EBIT was $9.3 million compared to $2.8 million a year ago.
Due to pressure from imports, Steel has had to lower prices to maintain penetration in certain markets, resulting in lower margins.  In addition, significantly higher energy costs have reduced Steel's profitability compared to a year ago.  Natural gas costs in the first quarter of 2001 were about double the cost incurred in the same period a year ago.  Also, first quarter
2001 EBIT was higher by $2.4 million due to non-recurring items associated with operating costs.
Steel's selling and administrative expenses in the first quarter of 2001 compared to the same period a year ago were flat.  Steel had no reorganization charges included in selling and administrative expenses in the first quarter of 2001 compared to $0.4 million in 2000.
Financial Condition
-------------------
Total assets as shown on the Consolidated Condensed Balance Sheets increased by approximately $37 million from December 31, 2000.  The number of days'
supply in inventory was flat compared to December 31, 2000, at 108 days.
Bearings' inventory decreased by one day.  The decrease in inventories was primarily a result of plant shutdowns during the first quarter to bring inven-
tory levels more in line with demand.  Steel's inventories increased about two days.  This was a function of the change in production levels between quarters.
Plant shutdowns were of a longer duration in the fourth quarter of 2000 compared to the first quarter of 2001.
As shown on the Consolidated Condensed Statement of Cash Flows, inventories required $6.5 million of cash during the first quarter of 2001.  Accounts receivable have increased by $54.9 million since December 31, 2000.  Each of the company's reported segments' number of days' sales in receivables are comparable to December 31, 2000.  Cash was provided as a result of a
$9.7 million increase in accounts payable and accrued expenses primarily due to increases in amounts payable to suppliers and higher reserves for pension and post-retirement liabilities.  Purchases of property, plant and equipment, net used $14.8 million of cash in the three months of 2001, below the
$20.1 million spent during the same period in 2000.  The company's expects

                                                                          17.
Management's Discussion and Analysis of Financial Condition and Results of
Operations
2001 capital spending for maintenance and replacement to be below 2000 levels.
Taking into account the initiatives related to the recently announced manu-
facturing strategies, capital spending may increase above 2000 levels.
The 36.4% debt-to-total-capital ratio at March 31, 2001 was higher than the
33.9% at year-end 2000.  Debt increased by $48.8 million during the first three months to $563.4 million at March 31, 2001.  The increase in debt was used primarily to fund increases to working capital and fund capital expenditures.  The company expects that any cash requirements in excess of cash generated from operating activities (such as those which may be required for potential future acquisitions and affiliations as well as cash contributions to the company's pension plans) could be met by short-term borrowing and issuance of medium-term notes.  Total shareholders' equity has decreased by approximately $20.4 million since December 31, 2000.  The increase of approximately $2.2 million in equity from net income was primarily offset by the $12.1 million foreign currency translation adjustment, $0.3 million unrealized loss on derivatives as well as the payment of $10.8 million in dividends. The majority of the increase in the foreign currency translation adjustment was a result of the fluctuation in exchange rates for currencies such as the British pound, Euro and Australian and Canadian dollars.
Effective January 1, 2001, the company adopted Statement of Accounting Stan-
dards No. 133, "Accounting for Derivative Instruments and Hedging Activities."
The adoption of this standard did not have a significant effect on the com-
pany's financial position or result of operations.
There was no activity during the first quarter of 2001 related to the company's
2000 stock purchase plan.  This plan authorizes the company to buy in the open market or in privately negotiated transactions up to 4 million shares of common stock, which are to be held as treasury shares and used for specified purposes.
The company may exercise this authorization until December 31, 2006. Main-
taining a strong balance sheet is an important objective for the company.
Therefore, the company plans to be judicious in carrying out this program throughout the year.
Other Information
----------------------
Assets and liabilities of subsidiaries, other than Timken Romania, which is considered to operate in a highly inflationary economy, are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the quarter.
Related translation adjustments are reflected as a separate component of accumulated other comprehensive income (loss).  Foreign currency gains and losses resulting from transactions and the translation of financial state-
ments are included in the results of operations.
Foreign currency exchange losses included in the company's operating results for the first three months of 2001 totaled $3.7 million compared to
$0.5 million in the same year-ago period.  The increase in translation losses is related to continued weakening of European currencies against a strong U.S.
dollar and the devaluing Brazilian Real in the first quarter of 2001.  Also, for the first three months of 2001, the company recorded a foreign currency

                                                                          18.
Management's Discussion and Analysis of Financial Condition and Results of
Operations
translation adjustment of $12.1 million that reduced shareholders' equity compared to a foreign currency translation adjustment of $4.8 million that decreased equity in the first quarter of 2000.  Continued weakening of currencies in many of the countries in which the company operates caused the higher impact of negative foreign currency adjustments in the first quarter of
2001.
On December 31, 1998, certain countries that are members of the European Union irrevocably fixed the conversion rates between their national currencies and a common currency, the "Euro."  The participating countries' former national currencies will continue to exist as denominations of the Euro until January 1,
2002.  The company has been evaluating the business implications of conversion to the Euro, including the need to adapt internal systems to accommodate the various Euro-denominated transactions, the competitive implications of cross-
border pricing and other strategic issues.  The company established a Euro project team to manage the changes required to conduct business operations in compliance with Euro-related regulations.  The company does not expect the conversion to the Euro to have a material effect on its financial condition or results of operations.
In February 2001, the company announced that it completed the previously announced sale of the tool and die steel operations of Timken Latrobe Steel -
Europe.
The company announced in March, 2001 the opening of a bearing reconditioning facility in Mexico City as part of its Timken de Mexico operations.  The bearing service facility will remanufacture railroad bearings used in loco-
motives and freight cars.
In May 2001, the company announced that it entered into a joint venture with
Axicon Technologies Inc. to pursue advanced gearing solutions for automotive and industrial applications.
The statements set forth in this document that are not historical in nature are forward-looking statements.  The company cautions readers that actual results may differ materially from those projected or implied in forward-
looking statements made by or on behalf of the company due to a variety of important factors, such as:
a)   changes in world economic conditions.  This includes the potential instability of governments and legal systems in countries in which the company conducts business and significant changes in currency valuations.
b)   the effects of changes in customer demand on sales, product mix, and prices.  This includes the effects of customer strikes, the impact of changes in industrial business cycles and whether conditions of fair trade continue in the U.S. market, in light of the U.S. International Trade
     Commission voting in the second quarter of 2000 to revoke the antidumping orders on imports of tapered roller bearings from Japan, Romania and
     Hungary.

                                                                          19.
Management's Discussion and Analysis of Financial Condition and Results of
Operations
c)   competitive factors, including changes in market penetration, the intro-
     duction of new products by existing and new competitors, and new technology that may impact the way the company's products are sold or distributed.
d)   changes in operating costs.  This includes the effect of changes in the company's manufacturing processes; unexpected costs related to the implementation of the company's global restructuring and recently announced manufacturing transformation; changes in costs associated with varying levels of operations; changes resulting from inventory management and cost reduction initiatives and different levels of customer demands;
     the effects of unplanned work stoppages; changes in the cost of labor and benefits; and the cost and availability of raw materials and energy.
e)   the success of the company's operating plans, including its ability to achieve the benefits from its global restructuring and recently announced manufacturing transformation as well as its ongoing continuous improvement and rationalization programs; its ability to integrate acquisitions into company operations; the ability of recently acquired companies to achieve satisfactory operating results; its ability to maintain appropriate relations with unions that represent company associates in certain locations in order to avoid disruptions of business and its ability to successfully implement its new organizational structure.
f)   unanticipated litigation, claims or assessments.  This includes claims or problems related to product warranty and environmental issues.
g)   changes in worldwide financial markets to the extent they affect the company's ability or costs to raise capital, have an impact on the overall performance of the company's pension fund investments and/or cause changes in the economy which affect customer demand.
The company undertakes no obligation to update any forward-looking statement.

                                                                 20.
Part II.  OTHER INFORMATION
Item 1.  Legal Proceedings
          Not applicable.
Item 2.  Changes in Securities
          Not applicable.
Item 3.  Defaults Upon Senior Securities
          Not applicable.
Item 4.  Submission of Matters to a Vote of Security Holders
          (1)    The Board of Directors recommended the four individuals set forth below be Directors in Class I at the 2001 Annual
                 Meeting of Shareholders of The Timken Company held on April
                 17, 2001 to serve a term of three years expiring at the
                 Annual Meeting in 2004 (or until their respective successors are elected and qualified).  The first three individuals had been previously elected as Directors by the shareholders and were re-elected at the 2001 meeting.
                                            Affirmative          Withheld
                 James W. Griffith           48,669,182          6,493,114
                 John A. Luke, Jr.           54,360,809            801,487
                 Ward J. Timken              48,574,172          6,588,124
                 Martin D. Walker            54,296,313            865,983
Item 5.  Other Information
          Not applicable.
Item 6.  Exhibits and Reports on Form 8-K
          (a).  Exhibits
               10    The form of The Timken Company Nonqualified Stock Option
                     Agreement for nontransferable options without dividend
                     credit as adopted on April 17, 2001.
               10.1  Retirement Agreement entered into with Stephen A. Perry
               11    Computation of Per Share Earnings
               12    Computation of Ratio of Earnings to Fixed Charges
          (b)   Reports on Form 8-K:
                On April 17, 2001, the company filed a Form 8-K regarding
                Other Events, which contained a news release, dated April 17,
                2001 titled "The Timken Company Launches Next Phase of Trans-
                formation with Refocusing of Global Manufacturing Operations."
                No financial statements were filed.

                                                                 21.

          (b)   Reports on Form 8-K (continued)
                On April 23, 2001, the company filed a Form 8-K regarding Other
                Events and Regulation FD Disclosure, which contained estimated market data and industry trend information relating to a number of industry segments in which the company sells bearing and steel products.  No financial statements were filed.

                                                                  22.
                            SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of
1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         The Timken Company
                                  _______________________________

Date       May 14, 2001            BY   /s/ W. R. Timken, Jr.
      ________________________    _______________________________
                                   W. R. Timken, Jr.,
                                   Director and Chairman;
                                   Chief Executive Officer

Date       May 14, 2001            BY   /s/ G. E. Little
      ________________________    _______________________________
                                   G. E. Little
                                   Senior Vice President - Finance