Form 10-Q
period 2001-06-30
TIMKEN CO
filed 2001-08-13
CIK 98362

                                                                           1.
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.   20549
                            FORM 10Q
[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934 for the quarterly period
   ended June 30, 2001
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

Common shares outstanding at June 30, 2001, 60,032,127.

PART I.  FINANCIAL INFORMATION                                             2.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
                                                         June 30      Dec. 31
                                                           2001         2000
ASSETS                                                 ----------    ----------
Current Assets                                          (Thousands of dollars)
Cash and cash equivalents...........................      $15,652       $10,927
Accounts receivable, less allowances,
(2001-$12,875; 2000-$11,259)........................      388,780       354,972
Deferred income taxes...............................       42,656        43,094
Inventories (Note 2) ...............................      466,471       489,549
                                                       ----------    ----------
          Total Current Assets......................      913,559       898,542
Property, Plant and Equipment.......................    2,948,214     2,974,379
 Less allowances for depreciation...................    1,629,474     1,610,607
                                                       ----------    ----------
                                                        1,318,740     1,363,772
Costs in excess of net assets of acquired business,
less amortization, (2001-$44,306; 2000-$41,228).....      149,487       151,487
Intangible Pension Asset............................       88,405        88,405
Other assets........................................       85,978        61,899
                                                       ----------    ----------
      Total Assets..................................   $2,556,169    $2,564,105
                                                       ==========    ==========
LIABILITIES
Current Liabilities
Accounts payable and other liabilities..............     $249,725      $239,182
Short-term debt and commercial paper................      218,490       209,423
Accrued expenses....................................      152,108       138,847
                                                       ----------    ----------
          Total Current Liabilities.................      620,323       587,452
Noncurrent Liabilities
Long-term debt (Note 3) ............................      325,455       305,181
Accrued pension cost................................      212,941       237,952
Accrued postretirement benefits cost................      410,714       394,097
Deferred income taxes...............................        9,636        11,742
Other noncurrent liabilities........................       17,276        22,999
                                                       ----------    ----------
          Total Noncurrent Liabilities..............      976,022       971,971
Shareholders' Equity (Note 4)
Common stock........................................      251,383       250,353
Earnings invested in the business...................      805,288       839,242
Accumulated other comprehensive income (loss).......      (96,847)      (84,913)
                                                       ----------    ----------
          Total Shareholders' Equity................      959,824     1,004,682
      Total Liabilities and Shareholders' Equity....   $2,556,169    $2,564,105
                                                       ==========    ==========

PART I.  FINANCIAL INFORMATION Continued                                   3.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                                   Six Months Ended            Three Months Ended
                                                                 June 30       June 30        June 30       June 30
                                                                  2001          2000           2001          2000
                                                               ----------    ----------      --------      --------
                                                                   (Thousands of dollars, except per share data)
Net sales...................................................   $1,295,905    $1,379,054      $634,389      $693,263
Cost of products sold.......................................    1,066,808     1,091,613       523,306       550,787
                                                               ----------    ----------      --------      --------
   Gross Profit.............................................      229,097       287,441       111,083       142,476
Selling, administrative and general expenses................      189,827       185,260        93,289        91,115
Impairment and restructuring charges (Note 5)...............       24,766        18,081        16,859         3,322
                                                               ----------    ----------      --------      --------
   Operating Income.........................................       14,504        84,100           935        48,039
Interest expense............................................      (17,381)      (14,693)       (8,487)       (7,471)
Interest income.............................................        1,097         1,109           608           560
Other expense...............................................       (2,895)       (6,240)       (1,685)       (3,585)
                                                               ----------    ----------      --------      --------
   (Loss) Income Before Income Taxes........................       (4,675)       64,276        (8,629)       37,543
Provision for income taxes (Note 6).........................        7,677        26,996         5,945        16,303
                                                               ----------    ----------      --------      --------
   Net (Loss) Income........................................   $  (12,352)   $   37,280      $(14,574)     $ 21,240
                                                               ==========    ==========      ========      ========
   Earnings Per Share * ....................................       $(0.21)        $0.61        $(0.24)        $0.35
   Earnings Per Share  - assuming dilution **...............       $(0.21)        $0.61        $(0.24)        $0.35
   Dividends Per Share......................................        $0.36         $0.36         $0.18         $0.18
                                                               ==========    ==========      ========      ========
*  Average shares outstanding...............................   59,999,194    60,969,469    60,015,025    60,837,740
** Average shares outstanding - assuming dilution...........   60,200,827    61,171,114    60,276,721    61,103,848

PART I.  FINANCIAL INFORMATION Continued                                   4.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                          Six Months Ended
Cash Provided (Used)                                     June 30    June 30
                                                          2001        2000
                                                        -------     -------
OPERATING ACTIVITIES                                  (Thousands of dollars)
Net (Loss) Income......................................$(12,352)     $37,280
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization.........................  76,221      75,894
 (Credit) provision for deferred income taxes..........    (937)     15,312
 Stock issued in lieu of cash to employee benefit plans    (277)         60
 Non-cash portion of impairment and restructuring
  charges..............................................  20,761      16,445
 Changes in operating assets and liabilities:
  Accounts receivable.................................. (40,004)    (71,932)
  Inventories..........................................  14,065     (45,032)
  Other assets......................................... (24,259)    (10,549)
  Accounts payable and accrued expenses................  (6,756)     30,064
  Foreign currency translation.........................   3,724        (738)
                                                        -------     -------
   Net Cash Provided by Operating Activities...........  30,186      46,804
INVESTING ACTIVITIES
 Purchases of property, plant and equipment - net...... (39,973     (57,055)
 Acquisitions..........................................  (1,170)        -
                                                        -------     -------
   Net Cash Used by Investing Activities............... (41,143)    (57,055)
FINANCING ACTIVITIES
 Cash dividends paid to shareholders................... (21,602)    (21,957)
 Issuance (purchase) of treasury shares................   1,307     (10,977)
 Payments on long-term debt............................    (992)     (1,453)
 Proceeds from issuance of long-term debt..............      18       2,061
 Short-term debt activity - net........................  38,058      41,585
                                                        -------     -------
   Net Cash Provided (Used) by Financing Activities....  16,789       9,259
Effect of exchange rate changes on cash................  (1,107)       (464)
(Decrease) increase in Cash and Cash Equivalents.......   4,725      (1,456)
Cash and Cash Equivalents at Beginning of Period.......  10,927       7,906
                                                        -------     -------
Cash and Cash Equivalents at End of Period............. $15,652     $ 6,450
                                                        =======     =======

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                         5.
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
the consolidated financial statements and footnotes included in the company's annual report on Form 10-K for the year ended December 31, 2000.
                                                           6/30/01    12/31/00
Note 2 -- Inventories                                     --------   ---------
                                                         (Thousands of dollars)
Finished products                                         $191,961    $201,228
Work-in-process and raw materials                          235,318     247,806
Manufacturing supplies                                      39,191      40,515
                                                          --------    --------
                                                          $466,470    $489,549
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
Note 3 -- Long-term Debt                                   6/30/01    12/31/00
                                                          --------   ---------
                                                         (Thousands of dollars)
State of Ohio Pollution Control Revenue Refunding Bonds,
   maturing on July 1, 2003.  The variable interest
   rate is tied to the bank's tax exempt weekly interest
   rate.  The rate at June 30, 2001 is 2.70%.              $17,000     $17,000
State of Ohio Water Development Revenue Refunding
   Bond, maturing on May 1, 2007.  The variable interest
   rate is tied to the bank's tax exempt weekly interest
   rate. The rate at June 30, 2001 is 2.70%.                 8,000       8,000
State of Ohio Air Quality and Water Development Revenue
   Refunding Bonds, maturing on November 1, 2025.  The
   variable interest rate is tied to the bank's tax
   exempt weekly interest rate.  The rate at
   June 30, 2001 is 2.65%.                                  21,700      21,700
State of Ohio Water Development Authority Solid Waste
   Revenue Bonds, maturing on July 2, 2032.  The
   variable interest rate is tied to the bank's tax
   exempt weekly interest rate.  The rate at
   June 30, 2001 is 2.80%.                                  24,000      24,000
Fixed Rate Medium-Term Notes, Series A, due at various
   dates through May, 2028 with interest rates ranging
   from 6.20% to 7.76%.                                    252,000     252,000
Other                                                        8,458       9,455
                                                          --------    --------
                                                           331,158     332,155
Less:  Current Maturities                                    5,703      26,974
                                                          --------    --------
                                                          $325,455    $305,181
                                                          ========    ========

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)
Continued                                                                  6.
Note 4 -- Shareholders' Equity                    6/30/01  12/31/00
                                                 --------  --------
Class I and Class II serial preferred stock    (Thousands of dollars)
without par value:
   Authorized -- 10,000,000 shares each class
   Issued - none                                 $   -     $   -
Common Stock without par value:
   Authorized -- 200,000,000 shares
   Issued (including shares in treasury)
      2001 - 63,082,626 shares
      2000 - 63,082,626 shares
   Stated Capital                                  53,064    53,064
   Other paid-in capital                          256,596   256,873
Less cost of Common Stock in treasury
      2001 - 3,050,499 shares
      2000 - 3,117,469 shares                      58,277    59,584
                                                 --------  --------
                                                 $251,383  $250,353
                                                 ========  ========

An analysis of the change in capital and earnings invested in the business is as follows:
                                               Common Stock       Earnings    Accumulated
                                                        Other     Invested       Other
                                              Stated   Paid-In     in the    Comprehensive   Treasury
                                             Capital   Capital    Business      Income         Stock       Total
                                             -------   --------   --------     ----------    --------   ----------
                                                                    (Thousands of dollars)
Balance December 31, 2000                    $53,064   $256,873   $839,242       ($84,913)   ($59,584)  $1,004,682
Net Income                                                         (12,352)                                (12,352)
Foreign currency translation adjustment                                           (11,515)                 (11,515)
Cumulative effect of change in method of
  accounting                                                                          (20)                     (20)
Change in fair value of derivative
  financial instruments                                                              (399)                    (399)
                                                                                                        ----------
Total comprehensive income (loss)                                                                          (24,286)
Dividends  - $.36 per share                                        (21,602)                                (21,602)
Stock Options, employee benefit and dividend
  reinvestment plans:                                      (277)                                1,307        1,030
  Treasury - issued 66,970 shares
                                             -------   --------    --------     ----------   --------   ----------
Balance June 30, 2001                        $53,064   $256,596    $805,288      ($96,847)   ($58,277)  $  959,824
                                             =======   ========    ========     ==========   ========   ==========
The total comprehensive income (loss) for the three months ended June 30, 2001 and 2000 was $(14,066,000) and
$10,927,000, respectively.  Total comprehensive income for the six months ended June 30, 2000 was $22,124,000.

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                          7.
Continued
Note 5 -- Impairment and Restructuring Charges
The $55 million restructuring program announced in March 2000 concluded during the first quarter of 2001, with total expenditures of $51.4 million recorded for impairment, restructuring and reorganization charges.  Of the $51.4 million total expenditures recorded, $20.7 million were impairment charges, $15 million were restructuring charges and the remaining $15.7 million were reorganization charges classified as cost of products sold ($7.7 million) and selling, admini-
strative and general expenses ($8 million).
The restructuring charges of $15 million were primarily separation expenses with associated payments of $11.9 million to date and the remaining
$3.1 million expected to be disbursed by the end of 2001.  The company expects an annualized savings rate of $29 million before taxes by year-end.  Savings realized in 2001 through the second quarter approximate $14 million.  Seven hundred twenty-three (723) associates will be terminated, with six hundred thirty-nine (639) having exited through the second quarter of 2001 and the remainder by the end of 2001.
In April 2001, the company announced a strategic global refocusing of its manu-
facturing operations to establish a foundation for accelerating the company's growth initiatives.  This second phase of the company's transformation will create focused factories for each product line or component, replace specific manufacturing processes with state-of-the-art processes through the company's global supply chain, rationalize production to the lowest total cost plants in the company's global manufacturing system and implement lean manufacturing process redesign.  The company intends to close bearing plants in Columbus,
Ohio and Duston, England, and to sell a tooling plant in Ashland, Ohio.  As a result of this plan, the company has targeted an annualized pretax savings of approximately $100 million by the end of 2004.  To implement these actions, the company expects to take approximately $100 - $110 million in severance, impairment and implementation charges over the next two years.  The actual charges incurred during the second quarter were $17.3 million.  Of the
$17.3 million, $15.1 million were curtailment charges, $1.6 million were related to severance, $0.2 million were exit costs and the remaining
$0.4 million were reorganization/implementation charges classified as cost of products sold ($0.1 million) and selling, administrative and general expenses
($0.3 million).  The $15.1 million in curtailment charges for pension and postretirement medical benefits were related to the shutdown of the rail bearing plant in Columbus, Ohio.  The $1.6 million in severance costs and
$0.2 million in exit costs were related to the shutdown of the Columbus plant as well as additional reductions in the selling and administrative workforce.
As of the end of the second quarter, cash expenditures of $0.02 million have been made.
Since the announcement in April, 35 people at the Duston, England bearing plant, Columbus, Ohio rail bearing plant, Canadian Timken Ltd., and in Canton have exited the company as of June 30, 2001 for whom severance has been paid.
In addition, 52 people have retired or voluntarily left the company during the second quarter.  These positions have been eliminated.

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                          8.
Continued
Note 5 -- Impairment and Restructuring Charges (continued)
Key elements of the second phase of restructuring and impairment charges by segment as of the end of the second quarter are as follows (in millions of dollars):
                                       Auto     Industrial    Steel     Total
Restructuring:                        -------   ----------   -------   -------
Separation costs - operations         $   -     $      0.3   $   -     $   0.3
Separation costs - administration         0.1          0.8       0.4       1.3
Exit costs                                0.1          0.1       -         0.2
                                      -------   ----------   -------   -------
                                      $   0.2   $      1.2   $   0.4   $   1.8
Impaired assets:
Property, plant and equipment         $   -     $      -     $   -     $   -
Special Charges:
SFAS 88/106 curtailment - operations  $   -     $      2.6   $   -     $   2.6
SFAS 88/106 curtailment -
   administration                         -           12.5       -        12.5
                                      -------   ----------   -------   -------
                                      $   -     $     15.1   $   -     $  15.1
                                      -------   ----------   -------   -------
                                      $   0.2   $     16.3   $   0.4   $  16.9
                                      =======   ==========   =======   =======
Note 6 -- Income Tax Provision        Six Months Ended     Three Months Ended
                                     June 30     June 30   June 30     June 30
                                      2001        2000      2001        2000
                                    --------    --------  --------    --------
                 U.S.                         (Thousands of dollars)
                    Federal          $ 5,241     $18,841   $ 6,047     $11,910
                    State & Local       (499)        965      (387)        460
                 Foreign               2,935       7,190       285       3,933
                                     -------     -------   -------     -------
                                     $ 7,677     $26,996   $ 5,945     $16,303
                                     =======     =======   =======     =======
Although consolidated income before taxes is a loss, the company is recording consolidated tax provision due to the existence of income in some jurisdictions on which taxes must be provided and losses in other jurisdictions which are not able to be tax effected.
Note 7 -- Segment Information
(Thousands of Dollars)                  Six Months Ended     Three Months Ended
                                       June 30   June 30     June 30    June 30
Automotive Bearings                     2001       2000        2001       2000
                                      --------   --------    --------  --------
 Net sales to external customers      $389,243   $465,079    $194,986  $227,508
 Depreciation and amortization          18,105     17,778       9,146     8,804
 Impairment and restructuring charges      261        806         179       710
 Earnings before interest and taxes     (2,206)    27,914        (220)   11,434

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                          9.
Continued
Note 7 -- Segment Information (continued)
(Thousands of Dollars)                  Six Months Ended     Three Months Ended
                                       June 30   June 30     June 30    June 30
Industrial Bearings                     2001       2000        2001       2000
                                      --------   --------    --------  --------
 Net sales to external customers      $463,911   $471,329    $221,917  $238,526
 Depreciation and amortization          24,391     24,315      12,196    12,002
 Impairment and restructuring charges   23,702      4,328      16,309     2,515
 Earnings before interest amd taxes     (1,764)    30,855      (6,538)   15,202
Steel
 Net sales to external customers      $442,751   $442,646    $217,486  $227,229
 Intersegment sales                     79,477    106,914      37,000    51,332
 Depreciation and amortization          33,725     33,801      16,981    16,867
 Impairment and restructuring charges      803     12,947         371        97
 Earnings before interest and taxes     15,611     19,526       6,329    16,735
Profit Before Taxes
 Total EBIT for reportable segments     11,641     78,295        (429)   43,371
 Interest expense                      (17,381)   (14,693)     (8,487)   (7,471)
 Interest income                         1,097      1,109         608       560
 Intersegment adjustments                  (32)      (435)       (321)    1,083
 Income before income taxes             (4,675)    64,276      (8,629)   37,543
Note 8 -- New Accounting Pronouncement
In June 2001, the Financial Accounting Standards Board issued Statements of
Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and
No. 142, "Goodwill and Other Intangible Assets."  Under SFAS No. 142, goodwill and certain other intangible assets are no longer amortized but are reviewed annually for impairment.  If, based on the impairment reviews, the related assets are found to be impaired, their carrying value is adjusted through a charge to earnings.  Intangible assets that are separable and have a definite life will continue to be amortized over their useful lives.  The company will apply the new accounting rules for goodwill and other intangible assets beginning in the first quarter of 2002.  The company is currently evaluating the implications of SFAS No. 142 and has not yet determined its effects on the company's operations or financial position.
Note 9 -- Subsequent Event
In August 2001, the company announced additional cost-saving actions.  The company intends to further reduce capital spending, delay or scale back certain projects and reduce salaried employment.  The reductions will affect about 300 salaried associates and will be concentrated in North America and Western
Europe.  The majority of the affected associates are expected to depart the company by the end of December.

                                                                          10.
Management's Discussion and Analysis of Financial Condition and Results of
Operations
Results of Operations
---------------------
The Timken Company reported net sales of $634.4 million for the second quarter of 2001, a decrease of 8.5% from $693.3 million in the second quarter of 2000.
The company reported a loss of $14.6 million for the second quarter of 2001 compared to net income of $21.2 million in the same quarter a year ago.  In the second quarter of 2001, the company incurred total pretax charges of
$17.3 million related to the company's restructuring and reorganization.  These charges included $16.8 million related to impairment and restructuring charges and $0.5 million related to reorganization expenses, which were reflected in the company's cost of products sold and selling, administrative and general expenses for the quarter.  The second quarter of 2000 included pretax charges of $4.8 million.  Of this, $3.3 million represented impairment and restructuring charges and $1.5 million represented reorganization charges.
Continuing weakness in global automotive and industrial demand and the U.S.
manufacturing recession caused the decreased sales and profits for the second quarter.  The effect of the strong dollar on key global markets continues to be negative.  Second quarter 2001 results were hurt by the continued decline in automotive demand and weak North American markets.  While vehicle production in North America did improve in the second quarter of this year, production rates are down significantly from last year's levels, and are projected to soften over the remainder of the year.  In the second quarter of 2000, North
American automotive demand remained strong and international markets, especially the industrial sectors, showed improvement.
Gross profit was $111.1 million (17.5% of net sales) in the second quarter of
2001, compared to $142.5 million (20.5% of net sales) in the second quarter of
2000.  The lower sales volume, fueled by weakened automotive and industrial product demand, unfavorable product mix, higher natural gas costs and reduced operating levels to control inventory reduced profitability in the second quarter of 2001 compared with the same period a year ago. Gross profit in the second quarter of 2001 was favorably impacted by $2.1 million attributed to a reduction in the amounts accrued during the first quarter for pension and postretirement benefits.
Selling, administrative and general expenses were $93.3 million (14.7% of net sales) in the second quarter of 2001, compared to $91.1 million (13.1% of net sales) recorded in the second quarter of 2000.  The increase was primarily due to higher costs to support the company's growth initiatives.  Selling, administrative and general expenses were favorably impacted by $0.4 million related to the reduction in amounts accrued during the first quarter for pension and postretirement benefits.
The $55 million restructuring program announced in March 2000 concluded during the first quarter of 2001, with total expenditures of $51.4 million recorded for impairment, restructuring and reorganization charges.  Of the $51.4 million total expenditures recorded during the period of March 2000 through March 2001,
$20.7 million related to non-cash asset impairment and abandoned acquisition expenses.  Restructuring severance expenses accounted for approximately
$15 million, and reorganization expenses were $15.7 million.

                                                                          11.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
The restructuring charges of $15 million were primarily separation expenses with associated payments of $11.9 million to date and the remaining
$3.1 million expected to be disbursed by the end of 2001.  The company expects an annualized savings rate of $29 million before taxes before year-end.  As a result of the restructuring program, the workforce has been reduced by 723 positions, with 639 having exited through the end of the second quarter of
2001.  Reorganization expenses of $15.7 million represent relocation expenses, write-off of obsolete inventory and professional fees.
In April 2001, the company announced a strategic global refocusing of its manufacturing operations to establish a foundation for accelerating the company's growth initiatives.  This second phase of the company's trans-
formation will create focused factories for each product line or component, replace specific manufacturing processes with state-of-the-art processes through the company's global supply chain, rationalize production to the lowest total cost plants in the company's global manufacturing system and implement lean manufacturing process redesign, using various tools to continue improving quality and productivity.  The company intends to close bearing plants in
Columbus, Ohio, and Duston, England, and to sell a tooling plant in Ashland,
Ohio.  The Columbus plant employs about 219 associates, Duston 950 and Ashland
115.  As of the end of the second quarter, the company's intent is to continue operating the Columbus and Duston plants for periods ranging from 3 to 17 months.  These changes will affect production processes and employment as the company reduces positions by about 1,500 during the next two years.
As a result of this plan, the company has targeted an annualized pretax rate of savings of approximately $100 million by the end of 2004.  To implement these actions, the company expects to take approximately $100-$110 million in severance, impairment and implementation charges over the next two years.
The restructuring, reorganization and implementation charges recorded in the second quarter were $17.3 million.  Of the $17.3 million, $15.1 million were curtailment charges, $1.6 million related to severance, $0.2 million were exit costs, and the remaining $0.4 million were reorganization and implementation charges classified as cost of goods sold ($0.1 million) and selling, admini-
strative, and general expenses ($0.3 million).  The $15.1 million curtailment charges related to special shutdown expenses (pension and postretirement bene-
fits) related to the rail bearing manufacturing plant in Columbus, Ohio.  The
$1.6 million of severance costs related to the shutdown of the rail bearing manufacturing plant in Columbus, Ohio and additional reductions in the selling and administrative workforce.  There have been payments of $0.02 million as of
June 30, 2001.
Since the announcement in April, 35 people at the Duston, England bearing plant, Columbus, Ohio rail bearing plant, Canadian Timken Ltd., and in Canton have exited the company as of June 30, 2001 for whom severance has been paid.
In addition, 52 people have retired or voluntarily left the company during the second quarter.  These positions have been eliminated.
In light of the market weakness in the second quarter, the company has stepped up the strategic refocusing of its manufacturing operations.  This should accelerate the previously announced closings of its bearing manufacturing facilities in Columbus, Ohio and Duston, England.  Also, additional cost-saving

                                                                          12.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
actions were announced by the company in August.  The company intends to further reduce capital spending, delay or scale back certain projects and reduce salaried employment.  The reductions will affect about 300 salaried associates and will be concentrated in North America and Western Europe.  The majority of the affected associates are expected to depart the company by the end of December.
Other expense reflected lower expense in the second quarter of 2001 primarily due to a non-recurring gain on sale of land at the company's facility in Haan,
Germany.
The effective tax rate for the second quarter of 2001 was higher than the second quarter of 2000, as a result of the company generating taxable income in some countries and incurring losses in other countries which were unable to provide any offsetting tax benefit.
Automotive Bearings
The Automotive Bearings Business includes products for passenger cars, light and heavy trucks and trailers.  The continuing decline in global automotive markets that began in the second half of 2000 negatively impacted sales of automotive bearings in the second quarter of 2001.  Global Automotive Bearings'
sales for the second quarter of 2001 fell 14.3% to $195.0 million from
$227.5 million in the second quarter of 2000.  North American automotive bearings sales were down about 14%, reflective of the second quarter 2001 production rates which are down substantially from last year's levels and are projected to soften over the remainder of the year.  In the light truck segment, first half vehicle production is down 20% compared to the first half of 2000.  In the first half of 2001, medium and heavy truck production is down 39% and truck trailer production is down 49% compared to 2000 levels.
In Europe, automotive bearing sales decreased about 19%, with car production rates projected to be down 3% and truck production down 8% compared to last year.  A few of the company's customers have delayed automotive program launches for the second half of 2001.  Furthermore, the global light vehicle industry continues to be sluggish with improvement not anticipated for the remainder of the year.
Excluding $0.3 million and $1.7 million in restructuring and reorganization charges for the second quarters of 2001 and 2000, respectively, Automotive
Bearings' earnings before interest and taxes (EBIT) were $0.1 million compared to $13.1 million in 2000's second quarter.  Including these charges, Automotive
Bearings' EBIT for the second quarter was a loss of $0.2 million, compared to income of $11.4 million in the second quarter of 2000.  The decline in EBIT was a result of lower sales volume than a year ago, higher natural gas costs and plant shutdowns to adjust inventory levels.  Automotive Bearings' EBIT was favorably impacted by $0.5 million attributed to a reduction in the amounts accrued during the first quarter for pension and postretirement benefits.  Of the total $0.5 million, $0.2 million favorably impacted selling, administrative and general expenses.
Automotive Bearings' selling, administrative and general expenses in the second quarter of 2001 were higher than the second quarter a year ago due primarily to costs incurred to fund the company's growth initiatives, which were slightly offset by the decrease in reorganization costs between quarters.

                                                                          13.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
Industrial Bearings
The Industrial Bearings Business includes industrial, rail, aerospace and super precision products as well as emerging markets in China, India and Central and
Eastern Europe.  Industrial Bearings' net sales were $221.9 million, a decrease of 7.0% over the second quarter 2000 net sales of $238.5 million.  Sales to
North American original equipment manufacturers remained weak in the second quarter and poor demand in the industrial aftermarket diminished the segment's profitability.  Although sales for industrial products in Europe increased about 6%, the demand was not enough to offset the 14% decrease in sales for industrial products in North America.  The North American railcar build rate dropped sharply during the second quarter with sales down 27% compared to the second quarter of 2000, also hurting profits.  Aerospace and super precision sales increased about 15% over the second quarter of 2000, but some weakness has appeared in semiconductor markets.  Increased demand for bearing products in Central and Eastern Europe partially offset weak demand in China and India.
Sales of industrial products in Europe are expected to have moderate growth, while North American industrial sales are expected to remain weak in 2001 relative to last year's levels.  The aerospace and super precision business is expected to continue showing modest growth in 2001.  However, North American rail sales are expected to remain weak during the second half of 2001.
Excluding $16.6 million and $2.9 million in restructuring and reorganization charges for the second quarters of 2001 and 2000, respectively, Industrial
Bearings' EBIT was $10.1 million, down from $18.1 million in the second quarter of 2000.  Including these charges, Industrial Bearings' EBIT for the second quarter was a loss of $6.5 million, compared to income of $15.2 million in the second quarter of 2000.  Lower sales volume, unfavorable product mix, higher natural gas costs and lowered production levels to control inventory reduced profitability in the second quarter of 2001 compared to the same period a year ago.  Improved EBIT performance in aerospace and super precision was not enough to offset the decline in profitability experienced in the overall Industrial
Bearings' segment.  Industrial Bearings' EBIT was favorably impacted by
$1.1 million attributed to a reduction in the amounts accrued during the first quarter for pension and postretirement benefits.  Of the total $1.1 million,
$0.1 million favorably impacted selling, administrative and general expenses.
Industrial Bearings' selling, administrative and general expenses in the second quarter of 2001 were relatively flat compared to the same period a year ago.
Steel
Steel's net sales, including intersegment sales, decreased 8.6% to
$254.5 million from $278.6 million a year ago.  Sales to most steel customers were weak, except sales to aerospace and oil country customers.  There were steep declines in demand for automotive, bearing and tool steels.  Imports have lowered market prices in the U.S. and negatively affected the steel business.  In addition, the strong U.S. dollar has hurt steel business competitiveness in global markets.
The company expects no significant changes in automotive steel sales during the second half of 2001.  Also, the aerospace steel business is expected to show modest growth in the second half of 2001.  Industrial sales and sales to steel service centers are expected to be sluggish, reflecting weak North

                                                                          14.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
American industrial demand.  Sales of bars are expected to be fairly strong in the second half of the year taking into account normal seasonal customer demand.  Oil country sales for the remainder of the year are expected to show seasonal weakness as well.
Excluding Steel's portion of the restructuring and reorganization charges of
$0.4 million, Steel's EBIT for the second quarter of 2001 was $6.7 million.
This compares with EBIT of $16.9 million in the second quarter of 2000, excluding restructuring and reorganization charges of $0.2 million.  Including restructuring and reorganization charges, Steel EBIT was $6.3 million compared to $16.7 million a year ago.  Due to pressure from imports, Steel has had to lower prices to maintain penetration in certain segments, resulting in lower margins.  Additionally, responding to market conditions, Steel reduced operating levels and inventories during the quarter.  The reduced operating levels required to decrease inventory negatively impacted EBIT. Also, higher energy costs reduced second quarter 2001 EBIT.  Although the reduced operating levels caused natural gas consumption in the second quarter of 2001 to be lower, the average unit cost for natural gas increased about 40% compared to the same period a year ago.  Steel EBIT was favorably impacted by $0.9 million attributed to a reduction in the amounts accrued during the first quarter for pension and postretirement benefits.  Of the total $0.9 million, $0.1 million favorably impacted selling, administrative and general expenses.
Steel's selling, administrative and general expenses were slightly higher in the second quarter of 2001 compared to the same period a year ago.  This was primarily a result of increased marketing and engineering costs associated with the joint venture between Axicon Technologies Inc. and Precision Steel
Components, which was announced in May.
Financial Condition
-------------------
Total assets as shown on the Consolidated Condensed Balance Sheets decreased by approximately $8 million from December 31, 2000.  Inventory balances at the end of the second quarter were significantly lower compared to year-end 2000 levels.  The number of days' supply in inventory decreased by two days to 106 days at June 30, 2001, compared to 108 days as of December 31, 2000.  Bearings'
number of days' supply in inventory was flat while Steel's inventory decreased four days.  The decrease in Steel's inventories was the result of reduced operating levels to bring inventory levels more in line with demand. Accounts receivable have increased by $33.8 million since December 31, 2000.  The increase is due primarily to the temporary slowing of customer payments in the second quarter.  The number of days' sales in receivables at June 30,
2001 was comparable to December 31, 2000.
As shown on the Consolidated Condensed Statement of Cash Flows, the decrease in inventories provided $14.1 million of cash during the first six months of
2001.  Other assets used $24.3 million of cash in the first six months of
2001, primarily as a result of the company funding alliances and joint ven-
tures, such as the previously announced Brazilian joint venture with another bearing manufacturer and e-business joint ventures in the United States and
Europe.  Cash was used as a result of a $6.8 million decrease in accounts pay-
able and accrued expenses.   Accounts payable and accrued liabilities increased
from December 31, 2000 as a result of recording higher accruals in 2001 for postretirement benefits, severance and federal income and other taxes.  The

                                                                          15.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
cashflow effect of this increase in accruals was offset by the non-cash impact of the severance and postretirement benefit reserves recorded in the second quarter related to the closing of the Columbus rail bearing plant.  These costs associated with the closing of the rail bearing plant are included in the restructuring announced in April 2001.  Purchases of property, plant and equip-
ment, net used $40 million of cash in the first six months of 2001, below the
$57.1 million spent during the same period in 2000.  The company expects 2001 capital spending for maintenance and replacement to be below 2000 levels even taking into account the initiatives related to the strategic refocusing of the company's manufacturing operations.
The 36.2% debt-to-total-capital ratio at June 30, 2001 was higher than the
33.9% at year-end 2000.  Debt increased by $29.3 million during the first six months to $543.9 million at June 30, 2001.  The increase in debt was used primarily to fund increases in working capital and to fund capital expenditures related to the manufacturing strategy initiatives.  The company expects that any cash requirements in excess of cash generated from operating activities
(such as those which may be required for potential future acquisitions and affiliations as well as cash contributions to the company's pension plans)
could be met by short-term borrowing and issuance of medium-term notes.  During the second quarter, debt decreased by $19.5 million from $563.4 million at
March 31, 2001.  This was the result of the company monitoring working capital and decreasing capital spending during the second quarter.  The company continues to value the importance of a strong credit profile.
On July 27, 2001, Moody's Investors Service (Moody's) publicly announced that it had downgraded the company's long-term senior debt rating from A3 to Baa1 and revised its ratings outlook from stable to negative.  Moody's affirmed the company's short-term debt rating.  In addition, on June 15, 2001, Standard &
Poor's Rating Services (S&P) publicly announced that it revised its outlook on the company from stable to negative and affirmed all ratings on the company's debt.  S&P's rating of the company's long-term senior debt remains A-.  The company believes that Moody's downgrading of its long-term senior debt may result in higher future borrowing costs and may negatively impact the prices of its publicly traded notes.
Total shareholders' equity has decreased by approximately $44.9 million since
December 31, 2000.  The decrease in equity was primarily the result of a net loss of $12.3 million, a non-cash foreign currency translation adjustment of
$11.5 million and the payment of $21.6 million in dividends. The majority of the increase in the foreign currency translation adjustment was a result of the fluctuation in exchange rates for currencies such as the British Pound, Euro and Brazilian Real.  Effective January 1, 2001, the company adopted Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and
Hedging Activities."  The adoption of this standard did not have a significant effect on the company's financial position or results of operations.
There was no activity during the first half of 2001 related to the company's
2000 stock purchase plan.  This plan authorizes the company to buy in the open market or in privately negotiated transactions up to 4 million shares of common stock, which are to be held as treasury shares and used for specified purposes.
The company may exercise this authorization until December 31, 2006.

                                                                          16.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
Other Information
----------------------
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
Foreign currency exchange losses included in the company's operating results for the first six months of 2001 totaled $5.7 million compared to $0.6 million in the same year-ago period.  The increase in translation losses is related to continued weakening European currencies against a strong U.S. dollar and the devaluation of the Brazilian Real in the first half of 2001.  Also, for the first six months of 2001, the company recorded a foreign currency translation adjustment of $11.5 million that reduced shareholders' equity, compared to a foreign currency translation adjustment of $15.1 million that decreased equity in the first half of 2000.  Continued weakening of currencies in many of the countries in which the company operates caused the impact of negative foreign currency adjustments in the first six months of 2001.
On August 3, 2001, the Board of Directors declared a quarterly cash dividend of 18 cents per share payable September 4, 2001 to shareholders of record as of August 17, 2001.  This is the 317th consecutive dividend paid on the common stock of the company.

                                                                          17.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
After the close of trading on August 6, 2001, S&P removed the company from the
Standard & Poor's (S&P) 500 Index and added it to the S&P SmallCap 600 index, in the GICS Industrial Machinery sub-industry group and the Machinery
(Diversified) industry group.
In June 2001, the Financial Accounting Standards Board issued Statements of
Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and No.
142, "Goodwill and Other Intangible Assets."  Under SFAS No. 142, goodwill and certain other intangible assets are no longer amortized but are reviewed annually for impairment.  If, based on the impairment reviews, the related assets are found to be impaired, their carrying value is adjusted through a charge to earnings.  Intangible assets that are separable and have a definite life will continue to be amortized over their useful lives.  The company will apply the new accounting rules for goodwill and other intangible assets beginning in the first quarter of 2002.  The company is currently evaluating the implications of SFAS No. 142 and has not yet determined its effects on the company's operations or financial position.
On December 31, 1998, certain countries that are members of the European Union irrevocably fixed the conversion rates between their national currencies and a common currency, the "Euro."  The participating countries' former national currencies will continue to exist until January 1, 2002.  The company has been evaluating the business implications of conversion to the Euro, including the need to adapt internal systems to accommodate the various Euro-denominated transactions, the competitive implications of cross-border pricing and other strategic issues.  The company established an Euro project team to manage the changes required to conduct business operations in compliance with Euro-related regulations.  As of the second quarter of 2001, the Euro conversion has not had a material impact on the company's financial condition or results of operations for subsidiaries converted thus far, nor does the company expect the conversion to have a material effect on its financial condition or results of operations.
The statements set forth in this document that are not historical in nature are forward-looking statements.  The company cautions readers that actual results may differ materially from those projected or implied in forward-looking state-
ments made by or on behalf of the company due to a variety of important factors, such as:
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

                                                                          18.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
d)   changes in operating costs.  This includes the effect of changes in the company's manufacturing processes; changes in costs associated with varying levels of operations; unexpected costs related to the company's recently announced manufacturing transformation; changes resulting from inventory management and cost reduction initiatives and different levels of customer demands; the effects of unplanned work stoppages; changes in the cost of labor and benefits; and the cost and availability of raw materials and energy.
e)   the success of the company's operating plans, including its ability to achieve the benefits from its global restructuring, recently announced manufacturing transformation, and administrative cost reduction as well as its ongoing continuous improvement and rationalization programs;
     unexpected costs related to the implementation of these programs; its ability to integrate acquisitions into company operations; the ability of recently acquired companies to achieve satisfactory operating results; its ability to maintain appropriate relations with unions that represent company associates in certain locations in order to avoid disruptions of business and its ability to successfully implement its new organizational structure.
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

                                                                          19.
Part II.  OTHER INFORMATION
Item 1.  Legal Proceedings
          On May 22, 2001, eight current or former employees of the company filed a lawsuit in the Court of Common Pleas, Stark County, Ohio against the company and fifteen current or former employees of the company.  The lawsuit was removed to the United States District
          Court, Norther District of Ohio, Eastern Division on June 20, 2001.
          The lawsuit alleges, among other things, sexual harassment and em-
          ployment discrimination.  The plaintiffs seek compensatory and puni-
          tive damages of approximately $95 million.
          The company believes it has valid defenses to the plaintiffs' claims.
          The case is currently in the early stages of discovery.  The company will vigorously defend this suit.
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
Item 6.  Exhibits and Reports on Form 8-K
         (a).  Exhibits
               11    Computation of Per Share Earnings
               12    Computation of Ratio of Earnings to Fixed Charges
         (b)   Reports on Form 8-K:
                On May 29, 2001, the company filed a Form 8-K regarding Other
                Events and Regulation FD Disclosure, which contained estimated market data and industry trend information relating to a number of industry segments in which the company sells bearing and steel products.  No financial statements were filed.
                On June 26 and 28, 2001, the company filed a Form 8-K and 8K/A regarding Other Events and Regulation FD Disclosure, which contained estimated market data and industry trend information relating to a number of industry segments in which the company sells bearing and steel products.  No financial statements were filed.

                                                                          20.
         (b)   Reports on Form 8-K (continued):
                On July 31, 2001, the company filed a Form 8-K regarding Other
                Events and Regulation FD Disclosure, which contained estimated market data and industry trend information relating to a number of industry segments in which the company sells bearing and steel products.  No financial statements were filed.
                On August 1, 2001, the company filed a Form 8-K regarding Other
                Events and Regulation FD Disclosure, which contained recent developments with rating agencies, S&P indices, litigation and press releases issued during the period from May 15, 2001
                through August 1, 2001.  Financial statements for the second quarter ended June 30, 2001, included in the press release dated July 18, 2001, were filed.

                                                                           21.
                            SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of
1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         The Timken Company
                                  _______________________________

Date      August 13, 2001          BY   /s/ W. R. Timken, Jr.
      ________________________    _______________________________
                                   W. R. Timken, Jr.,
                                   Director and Chairman;
                                   Chief Executive Officer

Date      August 13, 2001          BY   /s/ G. E. Little
      ________________________    _______________________________
                                   G. E. Little
                                   Senior Vice President - Finance