Form 10-Q
period 2001-09-30
TIMKEN CO
filed 2001-11-13
CIK 98362

                                                                           1.

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.   20549
                              FORM 10Q
[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934 for the quarterly period
   ended September 30, 2001
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

Common shares outstanding at September 30, 2001, 59,843,353.

PART I.  FINANCIAL INFORMATION                                             2.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
                                                        Sept. 30      Dec. 31
                                                           2001         2000
ASSETS                                                 ----------    ----------
Current Assets                                          (Thousands of dollars)
Cash and cash equivalents...........................      $25,915       $10,927
Accounts receivable, less allowances,
(2001-$14,715; 2000-$11,259)........................      371,878       354,972
Deferred income taxes...............................       47,080        43,094
Inventories (Note 2) ...............................      458,249       489,549
                                                       ----------    ----------
          Total Current Assets......................      903,122       898,542
Property, Plant and Equipment.......................    2,960,962     2,974,379
 Less allowances for depreciation...................    1,653,556     1,610,607
                                                       ----------    ----------
                                                        1,307,406     1,363,772
Costs in excess of net assets of acquired business,
less amortization, (2001-$45,841; 2000-$41,228).....      148,096       151,487
Intangible Pension Asset............................       88,405        88,405
Other assets........................................       87,039        61,899
                                                       ----------    ----------
      Total Assets..................................   $2,534,068    $2,564,105
                                                       ==========    ==========
LIABILITIES
Current Liabilities
Accounts payable and other liabilities..............     $250,352      $239,182
Short-term debt and commercial paper................      225,206       209,423
Accrued expenses....................................      257,373       138,847
                                                       ----------    ----------
          Total Current Liabilities.................      732,931       587,452
Noncurrent Liabilities
Long-term debt (Note 3) ............................      365,142       305,181
Accrued pension cost................................       81,697       237,952
Accrued postretirement benefits cost................      413,993       394,097
Deferred income taxes...............................        8,248        11,742
Other noncurrent liabilities........................       17,357        22,999
                                                       ----------    ----------
          Total Noncurrent Liabilities..............      886,437       971,971
Shareholders' Equity (Note 4)
Common stock........................................      248,877       250,353
Earnings invested in the business...................      763,970       839,242
Accumulated other comprehensive income (loss).......      (98,147)      (84,913)
                                                       ----------    ----------
          Total Shareholders' Equity................      914,700     1,004,682
      Total Liabilities and Shareholders' Equity....   $2,534,068    $2,564,105
                                                       ==========    ==========

PART I.  FINANCIAL INFORMATION Continued                                   3.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                                   Nine Months Ended           Three Months Ended
                                                                Sept. 30      Sept. 30       Sept. 30      Sept. 30
                                                                  2001          2000           2001          2000
                                                               ----------    ----------      --------      --------
                                                                   (Thousands of dollars, except per share data)
Net sales...................................................   $1,873,603    $2,011,297      $577,698      $632,243
Cost of products sold.......................................    1,553,555     1,614,311       486,747       522,698
                                                               ----------    ----------      --------      --------
   Gross Profit.............................................      320,048       396,986        90,951       109,545
Selling, administrative and general expenses................      276,655       274,180        86,828        88,920
Impairment and restructuring charges (Note 5)...............       49,405        21,534        24,639         3,453
                                                               ----------    ----------      --------      --------
   Operating (Loss) Income..................................       (6,012)      101,272       (20,516)       17,172
Interest expense............................................      (25,813)      (22,774)       (8,432)       (8,081)
Interest income.............................................        1,670         2,844           573         1,735
Other expense...............................................       (5,371)       (7,628)       (2,476)       (1,388)
                                                               ----------    ----------      --------      --------
   (Loss) Income Before Income Taxes........................      (35.526)       73,714       (30,851)        9,438
Provision (benefit) for income taxes (Note 6)...............        7,358        28,749          (319)        1,753
                                                               ----------    ----------      --------      --------
   Net (Loss) Income........................................   $  (42,884)   $   44,965      $(30,532)     $  7,685
                                                               ==========    ==========      ========      ========
   Earnings Per Share * ....................................       $(0.71)        $0.74        $(0.51)        $0.13
   Earnings Per Share  - assuming dilution **...............       $(0.71)        $0.74        $(0.51)        $0.13
   Dividends Per Share......................................        $0.54         $0.54         $0.18         $0.18
                                                               ==========    ==========      ========      ========
*  Average shares outstanding...............................   59,979,699    60,733,288    59,958,690    60,283,189
** Average shares outstanding - assuming dilution...........   60,156,778    60,914,242    60,086,662    60,422,761

PART I.  FINANCIAL INFORMATION Continued                                   4.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                          Nine Months Ended
Cash Provided (Used)                                    Sept. 30    Sept. 30
                                                          2001        2000
                                                        --------    --------
OPERATING ACTIVITIES                                   (Thousands of dollars)
Net (Loss) Income...................................... $(42,884)    $44,965
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization.........................  114,015     113,566
 (Credit) provision for deferred income taxes..........   (7,196)      4,504
 Stock issued in lieu of cash to employee benefit
  plans - net..........................................     (118)       (769)
 Non-cash portion of impairment and restructuring
  charges..............................................   40,344      17,010
 Changes in operating assets and liabilities:
  Accounts receivable..................................  (20,809)    (50,421)
  Inventories..........................................   22,003     (66,607)
  Other assets.........................................  (26,297)     (2,476)
  Accounts payable and accrued expenses................  (49,773)     19,899
  Foreign currency translation.........................    4,801      (1,420)
                                                         -------     -------
   Net Cash Provided by Operating Activities...........   34,086      78,251
INVESTING ACTIVITIES
 Purchases of property, plant and equipment - net......  (61,832)    (92,392)
 Acquisitions..........................................   (1,170)        -
                                                         -------     -------
   Net Cash Used by Investing Activities...............  (63,002)    (92,392)
FINANCING ACTIVITIES
 Cash dividends paid to shareholders...................  (32,388)    (32,773)
 Purchase of treasury shares - net.....................   (1,358)    (21,157)
 Payments on long-term debt............................   (1,487)     (2,987)
 Proceeds from issuance of long-term debt..............   76,110       3,478
 Short-term debt activity - net........................    4,828      79,659
                                                         -------     -------
   Net Cash Provided by Financing Activities...........   45,705      26,220
Effect of exchange rate changes on cash................   (1,801)     (1,064)
Increase in Cash and Cash Equivalents..................   14,988      11,015
Cash and Cash Equivalents at Beginning of Period.......   10,927       7,906
                                                         -------     -------
Cash and Cash Equivalents at End of Period.............  $25,915     $18,921
                                                         =======     =======

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                         5.
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
the consolidated financial statements and footnotes included in the company's annual report on Form 10-K for the year ended December 31, 2000.
                                                           9/30/01    12/31/00
Note 2 -- Inventories                                     --------   ---------
                                                         (Thousands of dollars)
Finished products                                         $182,768    $201,228
Work-in-process and raw materials                          237,057     247,806
Manufacturing supplies                                      38,424      40,515
                                                          --------    --------
                                                          $458,249    $489,549
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
Note 3 -- Long-term Debt                                   9/30/01    12/31/00
                                                          --------   ---------
                                                         (Thousands of dollars)
State of Ohio Pollution Control Revenue Refunding Bonds,
   maturing on July 1, 2003.  The variable interest
   rate is tied to the bank's tax exempt weekly interest
   rate.  The rate at September 30, 2001 is 2.25%.         $17,000     $17,000
State of Ohio Water Development Revenue Refunding
   Bond, maturing on May 1, 2007.  The variable interest
   rate is tied to the bank's tax exempt weekly interest
   rate. The rate at September 30, 2001 is 2.25%.            8,000       8,000
State of Ohio Air Quality and Water Development Revenue
   Refunding Bonds, maturing on November 1, 2025.  The
   variable interest rate is tied to the bank's tax
   exempt weekly interest rate.  The rate at
   September 30, 2001 is 2.25%.                             21,700      21,700
State of Ohio Water Development Authority Solid Waste
   Revenue Bonds, maturing on July 1, 2032.  The
   variable interest rate is tied to the bank's tax
   exempt weekly interest rate.  The rate at
   September 30, 2001 is 2.45%.                             24,000      24,000
Fixed Rate Medium-Term Notes, Series A, due at various
   dates through May, 2028 with interest rates ranging
   from 6.20% to 7.76%.                                    327,000     252,000
Other                                                        8,984       9,455
                                                          --------    --------
                                                           406,684     332,155
Less:  Current Maturities                                   41,542      26,974
                                                          --------    --------
                                                          $365,142    $305,181
                                                          ========    ========

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)
Continued                                                                  6.
Note 3 -- Long-term Debt (continued)
On August 21, 2001, the company issued $75 million of medium-term notes with an effective interest rate of 6.75% maturing on August 21, 2006.
Note 4 -- Shareholders' Equity                    9/30/01  12/31/00
                                                 --------  --------
Class I and Class II serial preferred stock    (Thousands of dollars)
without par value:
   Authorized -- 10,000,000 shares each class
   Issued - none                                 $   -     $   -
Common Stock without par value:
   Authorized -- 200,000,000 shares
   Issued (including shares in treasury)
      2001 - 63,082,626 shares
      2000 - 63,082,626 shares
   Stated Capital                                  53,064    53,064
   Other paid-in capital                          256,755   256,873
Less cost of Common Stock in treasury
      2001 - 3,239,273 shares
      2000 - 3,117,469 shares                      60,942    59,584
                                                 --------  --------
                                                 $248,877  $250,353
                                                 ========  ========
An analysis of the change in capital and earnings invested in the business is as follows:
                                               Common Stock       Earnings    Accumulated
                                                        Other     Invested       Other
                                              Stated   Paid-In     in the    Comprehensive   Treasury
                                             Capital   Capital    Business      Income         Stock       Total
                                             -------   --------   --------     ----------    --------   ----------
                                                                    (Thousands of dollars)
Balance December 31, 2000                    $53,064   $256,873   $839,242       ($84,913)   ($59,584)  $1,004,682
Net Loss                                                           (42,884)                                (42,884)
Foreign currency translation adjustment                                           (13,338)                 (13,338)
Cumulative effect of change in method of
  accounting                                                                          (34)                     (34)
Change in fair value of derivative
  financial instruments                                                              (159)                    (159)
Reclassification adjustments - contract
  settlements                                                                         297                      297
                                                                                                        ----------
Total comprehensive income (loss)                                                                          (56,118)
Dividends  - $.54 per share                                        (32,388)                                (32,388)
Purchase of 195,600 shares for treasury                                                        (2,795)      (2,795)
Issuance of 73,796 shares from treasury
 related to stock option and employee
 benefit plans                                             (118)                                1,437        1,319
                                             -------   --------   --------     ----------   ---------   ----------
Balance September 30, 2001                   $53,064   $256,755   $763,970       ($98,147)   ($60,942)    $914,700
                                             =======   ========   ========     ==========   =========   ==========
The total comprehensive income (loss) for the three months ended September 30, 2001 and 2000 was $(31,832,000) and
$(636,000), respectively.  Total comprehensive income for the nine months ended September 30, 2000 was $21,488,000.

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                          7.
Continued
Note 5 -- Impairment and Restructuring Charges
The $55 million restructuring program announced in March 2000 concluded during the first quarter of 2001, with total charges of $50.5 million recorded for impairment, restructuring and reorganization charges.  Of the $50.5 million total charges recorded, $20.7 million were impairment charges, $14.1 million were restructuring charges and the remaining $15.7 million were reorganization charges classified as cost of products sold ($7.7 million) and selling, administrative and general expenses ($8 million).  During the third quarter of
2001, $0.9 million in restructuring expenses were reversed as a result of severed associates making retirement elections and severance for certain Duston employees being included in the restructuring program announced in April.
Payments of $12.7 million have been made to date with the remaining
$1.4 million expected to be disbursed by the end of 2001.  The company expects an annualized savings rate of $26 million before taxes before year-end.
Savings realized in 2001 through the third quarter approximate $20 million.
As a result of the initial restructuring program, the workforce has been reduced by 700 positions, with 673 having exited through the end of the third quarter of 2001 and the remainder expected to exit by the end of 2001.
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
In light of the market weakness in the second and third quarters, the company has stepped up the strategic refocusing of its manufacturing operations.  This will accelerate the previously announced closings of its bearing manufacturing facilities in Columbus and Duston.  The Columbus bearing plant ceased manu-
facturing operations on November 9, while the Duston plant is expected to close in mid-2002.  Also, additional cost-saving actions were announced by the company in August.  The company has taken steps to further reduce capital spending, delay or scale back certain projects and reduce salaried employment.
The reductions will affect about 300 salaried associates and will be concen-
trated in North America and Western Europe.  The majority of the affected associates will depart the company by the end of December.
As a result of the plan announced in April, the company has targeted an annual-
ized pretax savings of approximately $100 million by the end of 2004.  To implement these actions, the company expects to take approximately $100 -
$110 million in severance, impairment and implementation charges over the next two years.

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                          8.
Continued
Note 5 -- Impairment and Restructuring Charges (continued)
The actual charges incurred for this program to date were $45.4 million.  Of the $45.4 million, $15.1 million were curtailment charges, $0.3 million related to impaired assets, $26.6 million were severance expenses, $0.4 million were exit costs, and the remaining $3.0 million were implementation charges classified as cost of products sold ($1.3 million) and selling, administrative and general expenses ($1.7 million).  The curtailment charges of $15.1 million were for the pension and postretirement benefits related to the shutdown of the rail bearing plant in Columbus.  The $26.6 million of severance costs and
$0.4 million in exit costs were related to the shutdown of the Columbus and
Duston plants as well as reductions in the salaried workforce.  As of September
30, 2001, cash expenditures of $4.1 million have been made for severance resulting in a remaining accrual balance of $22.5 million.
Since the announcement in April, 322 people at the Duston bearing plant,
Columbus rail bearing plant, Canadian Timken Ltd., and personnel included in the worldwide salaried workforce reduction have exited the company as of
September 30, 2001 for whom severance has been paid.  In addition, 160 people have retired or voluntarily left the company through the end of the third quarter.  These positions have been eliminated.
Key elements of the second phase of restructuring and impairment charges by segment as of the end of the third quarter are as follows (in millions of dollars), taking into account third quarter accrual reversals:
                                       Auto     Industrial    Steel     Total
Restructuring:                        -------   ----------   -------   -------
Separation costs - operations         $  20.2   $      0.3   $   -     $  20.5
Separation costs - administration         3.8          1.5       0.8       6.1
Exit costs                                0.2          0.2       -         0.4
                                      -------   ----------   -------   -------
                                      $  24.2   $      2.0   $   0.8   $  27.0
Impaired assets:
Property, plant and equipment         $   0.3   $      -     $   -     $   0.3
Special Charges:
SFAS 88/106 curtailment - operations  $   -     $      2.6   $   -     $   2.6
SFAS 88/106 curtailment -
   administration                         -           12.5       -        12.5
                                      -------   ----------   -------   -------
                                      $   -     $     15.1   $   -     $  15.1
Reversal of Separation costs          $  (0.7)  $     (0.2)  $   -     $  (0.9)
                                      -------   ----------   -------   -------
                                      $  23.8   $     16.9   $   0.8   $  41.5
                                      =======   ==========   =======   =======

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                          9.
Continued
Note 6 -- Income Tax Provision        Nine Months Ended     Three Months Ended
                                    Sept. 30    Sept. 30  Sept. 30    Sept. 30
                                      2001        2000      2001        2000
                                    --------    --------  --------    --------
                 U.S.                         (Thousands of dollars)
                    Federal          $ 3,292     $15,622   $(1,949)    $(3,219)
                    State & Local       (395)      1,211       104         246
                 Foreign               4,461      11,916     1,526       4,726
                                     -------     -------   -------     -------
                                     $ 7,358     $28,749   $  (319)     $1,753
                                     =======     =======   =======     =======
Although consolidated (loss) income before income taxes is a loss for the nine months ended September 30, 2001, the company is recording consolidated tax provision as a result of generating income in certain jurisdictions on which taxes must be provided and losses in other jurisdictions which are not able to be tax effected.
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
Prior quarter data has been restated to comply with the current year presentation.
(Thousands of Dollars)                  Nine Months Ended    Three Months Ended
                                      Sept. 30   Sept. 30    Sept. 30  Sept. 30
Automotive Bearings                     2001       2000        2001       2000
                                      --------   --------    --------  --------
 Net sales to external customers      $565,761   $655,394    $176,518  $190,315
 Depreciation and amortization          27,181     26,585       9,076     8,807
 Impairment and restructuring charges   23,858        971      23,597       165
 Earnings before interest and taxes    (34,557)    25,358     (32,351)   (2,556)
Industrial Bearings
 Net sales to external customers      $678,041   $695,509    $214,130  $224,180
 Depreciation and amortization          36,219     36,389      11,828    12,074
 Impairment and restructuring charges   24,343      7,313         641     2,985
 Earnings before interest amd taxes      4,422     40,715       6,186     9,860

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                          10.
Continued
Note 7 -- Segment Information (continued)
(Thousands of Dollars)                  Nine Months Ended    Three Months Ended
                                      Sept. 30   Sept. 30    Sept. 30  Sept. 30
Steel                                   2001       2000        2001       2000
                                      --------   --------    --------  --------
 Net sales to external customers      $629,801   $660,394    $187,050  $217,748
 Intersegment sales                    114,484    157,531      35,007    50,617
 Depreciation and amortization          50,615     50,592      16,890    16,791
 Impairment and restructuring charges    1,205     13,250         402       303
 Earnings before interest and taxes     16,522     27,528         911     8,002
Profit Before Taxes
 Total EBIT for reportable segments    (13,613)    93,601     (25,254)   15,306
 Interest expense                      (25,813)   (22,774)     (8,432)   (8,081)
 Interest income                         1,670      2,844         573     1,735
 Intersegment adjustments                2,230         43       2,262       478
 Income before income taxes            (35,526)    73,714     (30,851)    9,438
Note 8 -- New Accounting Pronouncements
In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and
No. 142, "Goodwill and Other Intangible Assets."  Under SFAS No. 142, goodwill and certain other intangible assets are no longer amortized but are reviewed annually for impairment.  If, based on the impairment reviews, the related assets are found to be impaired, their carrying value is adjusted through a charge to earnings.  Intangible assets that are separable and have a definite life will continue to be amortized over their useful lives.  The company will apply the new accounting rules for goodwill and other intangible assets beginning in the first quarter of 2002.  The company is currently evaluating the implications of SFAS No. 142.
In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or
Disposal of Long-Lived Assets," which provides guidance on the accounting for the impairment or disposal of long-lived assets.  SFAS No. 144 also provides guidance on differentiating between assets held and used and assets to be disposed of.  The company will apply the new accounting rules for impairment beginning January 1, 2002, and is evaluating the impact of adoption.

                                                                         11.
Management's Discussion and Analysis of Financial Condition and Results of
Operations
Results of Operations
---------------------
The Timken Company reported net sales of $577.7 million for the third quarter of 2001, a decrease of 8.6% from $632.2 million in the third quarter of 2000.
The company reported a loss of $30.5 million for the third quarter of 2001 compared to net income of $7.7 million in the same quarter a year ago.  In the third quarter of 2001, the company incurred total pretax restructuring and implementation charges of $27.2 million.  These charges included $24.6 million related to impairment and restructuring charges and $2.6 million related to implementation expenses, which were reflected in the company's cost of products sold and selling, administrative and general expenses for the quarter.  The third quarter of 2000 included pretax charges of $6.0 million.  Of this,
$3.5 million represented impairment and restructuring charges and $2.5 million represented implementation charges.
Continuing weakness in global automotive and industrial demand and the U.S.
manufacturing recession caused the decreased sales and profits for the third quarter.  The effect of the strong dollar on key global markets continues to be negative. The events of September 11 have created pressure on the U.S.
economy and the effect of those events will become more apparent in the fourth quarter.  During the third quarter of 2001, the company's sales fell to the lowest point since 1995.  In the third quarter of 2000, the company experienced declining demand in key sectors, including North American heavy truck and rail, as well as inventory balancing in the North American light truck and SUV market.  Additionally, industrial and aerospace sales in the third quarter of 2000 were relatively flat.
Gross profit was $91.0 million (15.7% of net sales) in the third quarter of
2001, compared to $109.5 million (17.3% of net sales) in the third quarter of
2000.  The impact of the lower sales volume, fueled by weakened automotive and industrial product demand as well as reduced operating levels to control inven-
tory reduced profitability in the third quarter of 2001 compared with the same period a year ago. The utilization of the company's steel plants is at the lowest level since 1991.
Selling, administrative and general expenses were $86.8 million (15.0% of net sales) in the third quarter of 2001, compared to $88.9 million (14.1% of net sales) recorded in the same quarter a year ago.  In addition, selling, admini-
strative and general expenses decreased $6.5 million from the second quarter
2001.  Although selling, administrative and general expenses increased as a percentage of net sales as a result of the lower sales volume, expenses de-
creased from third quarter 2000 as a result of various cost-cutting measures implemented in the third quarter of 2001 as well as lower spending on growth initiatives.
The $55 million restructuring program announced in March 2000 concluded during the first quarter of 2001, with total charges of $50.5 million recorded for impairment, restructuring and reorganization.  Of the $50.5 million total charges recorded during the period of March 2000 through March 2001,
$20.7 million were impairment expenses, $14.1 million related to restructuring

                                                                         12.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (cont.)
expenses, and $15.7 million were reorganization expenses.  During the third quarter of 2001, $0.9 million in restructuring expenses were reversed as a result of severed associates making retirement elections and severance for certain Duston employees being included in the restructuring program announced in April.  Payments of $12.7 million have been made to date with the remaining
$1.4 million expected to be disbursed by the end of 2001.  The company expects an annualized savings rate of $26 million before taxes before year-end.
Savings realized in 2001 through the end of the third quarter approximate
$20 million.  As a result of the initial restructuring program, the workforce has been reduced by 700 positions, with 673 having exited through the end of the third quarter of 2001 and the remainder expected to exit by the end of
2001.
In April 2001, the company announced a strategic global refocusing of its manu-
facturing operations to establish a foundation for accelerating the company's growth initiatives.  This second phase of the company's transformation will create focused factories for each product line or component, replace specific manufacturing processes with state-of-the-art processes through the company's global supply chain, rationalize production to the lowest total cost plants in the company's global manufacturing system and implement lean manufacturing process redesign to continue to improve quality and productivity.  The company intends to close bearing plants in Columbus, Ohio, and Duston, England, and to sell a tooling plant in Ashland, Ohio. These changes will affect production processes and employment as the company reduces positions by about 1,500 during the next two years.
In light of the market weakness in the second and third quarters, the company has stepped up the strategic refocusing of its manufacturing operations.  This will accelerate the previously announced closings of its bearing manufacturing facilities in Columbus, Ohio and Duston, England.  The Columbus bearing plant ceased manufacturing operations on November 9, while the Duston plant is expected to close in mid-2002.  Also, additional cost-saving actions were announced by the company in August.  The company has taken steps to further reduce capital spending, delay or scale back certain projects and reduce salaried employment.  The reductions will affect about 300 salaried associates and will be concentrated in North America and Western Europe.  The majority of the affected associates will depart the company by the end of December.
As a result of the plan announced in April, the company has targeted an annualized pretax rate of savings of approximately $100 million by the end of
2004.  To implement these actions, the company expects to take approximately
$100 - $110 million in severance, impairment and implementation charges over the next two years.
The actual charges incurred for this program to date total $45.4 million.  Of the $45.4 million, $15.1 million were curtailment charges, $0.3 million related to impaired assets, $26.6 million were severance expenses, $0.4 million were exit costs, and the remaining $3.0 million were implementation charges classified as cost of products sold ($1.3 million) and selling, administrative,

                                                                         13.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (cont.)
and general expenses ($1.7 million).  The curtailment charges of $15.1 million were for the pension and postretirement benefits related to the shutdown of the rail bearing plant in Columbus.  The $26.6 million of severance costs and
$0.4 million in exit costs were related to the shutdown of the Columbus plant and the Duston plant as well as reductions in the salaried workforce.  As of
September 30, 2001, cash expenditures of $4.1 million have been made for severance, resulting in a remaining accrual balance of $22.5 million.
Since the announcement in April, 322 people at the Duston bearing plant,
Columbus rail bearing plant, Canadian Timken Ltd., and personnel included in the worldwide salaried workforce reduction have exited the company as of
September 30, 2001 for whom severance has been paid.  In addition, 160 people have retired or voluntarily left the company through the end of the third quarter.  These positions have been eliminated.
Other expense reflected higher expense in the third quarter of 2001 compared to the same period a year ago primarily due to losses on sale of fixed assets.
Although consolidated operations before taxes reflect a loss for the nine months ended September 30, 2001, the company is recording a consolidated tax provision as a result of generating income in certain jurisdictions on which taxes must be provided and losses in other jurisdictions which are not able to be tax effected.
Automotive Bearings
The Automotive Bearings Business includes products for passenger cars, light and heavy trucks and trailers.  The decline in global automotive markets that began in the second half of 2000 continues to negatively impact sales of automotive bearings in the third quarter of 2001.  Global Automotive Bearings'
sales for the third quarter of 2001 fell 7.2% to $176.5 million from
$190.3 million in the third quarter of 2000.  Third quarter 2001 North American automotive bearings sales were down about 9% from the same period a year ago, reflecting weakening production rates.  Vehicle production is projected to remain below last year's levels for the fourth quarter.  In the light truck segment, although vehicle production is up 3% as compared to the third quarter of 2000, production is projected to decrease slightly in the fourth quarter from 2001's third quarter levels.  Passenger car production is down about 6%
over last year's levels and is projected to soften in the fourth quarter. In the third quarter of 2001, medium and heavy truck production is down 14% and truck trailer production is down about 40% compared to third quarter 2000 levels.  In Europe, automotive bearing sales decreased about 9% compared to third quarter 2000 with comparable percentage decreases in car and truck production.  A new North American program launch is expected in the fourth quarter with three more planned next year.
Excluding $24.4 million and $0.5 million in restructuring and implementation charges for the third quarters of 2001 and 2000, respectively, and before interest and taxes, Automotive Bearings' had a loss of $7.9 million compared

                                                                         14.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (cont.)
to a loss of $2.1 million in 2000's third quarter.  Adjusted for these charges,
Automotive Bearings' had a loss before interest and taxes of $32.3 million compared with a loss before interest and taxes of $2.6 million in the third quarter of 2000.  The decline in EBIT resulted from lower sales volume compared to the same period a year ago, reduced plant activity resulting in higher unabsorbed manufacturing costs and higher electricity and natural gas costs.
Automotive Bearings' selling, administrative and general expenses in the third
quarter of 2001 were slightly higher than the third quarter a year ago.   In
2001, the third quarter favorable accrual adjustment for performance-based pay was significantly less than the adjustment recorded in the same period a year ago.  During the first half of 2000, the company experienced strong sales and
EBIT performance causing performance-based pay reserves to remain at expected payout levels.  However, when sales and EBIT performance weakened in the third quarter causing lowered expectations for the remainder of the year, the company recorded a significant favorable accrual adjustment.  During 2001, weak economic conditions have caused performance-based pay reserves to be maintained at a low level throughout the year.
Industrial Bearings
The Industrial Bearings Business includes industrial, rail, aerospace and super precision products as well as emerging markets in China, India and Central and
Eastern Europe.  Industrial Bearings' net sales were $214.1 million, a decrease of 4.5% over the third quarter 2000 net sales of $224.2 million.  North
American industrial demand continued to weaken over the quarter and rail markets were flat at consistently low activity levels.  Although sales in the third quarter of 2001 for industrial products in Europe increased about 16%, the demand was not enough to offset the decrease in sales for industrial pro-
ducts in North America and the rest of the world.  Aerospace and super precision sales increased significantly over the third quarter of 2000.
Approximately 70% of aerospace and super precision sales are related to aero-
space.  This business serves both the military and commercial aerospace sectors.  The events of September 11 resulted in certain commercial aerospace customers requesting production order schedule delays from fourth quarter 2001 to first and second quarters of 2002.  Conversely, certain program-specific military customers requested increases to or new product requirements in the fourth quarter of 2001 and beyond.  The decreased orders from commercial aero-
space customers are not completely offset by the increased military customer orders.  Overall, the company expects a 10% reduction in fourth quarter aero-
space bearing shipments as a result.  Sales of industrial products in Europe are beginning to show signs of weakening as other geographic areas have experienced during the year.  The outlook for North American sales remains weak through early 2002.  In addition, North American rail sales are expected to remain weak during the fourth quarter of 2001 and into early 2002.
Excluding $2.4 million and $5.0 million in restructuring and implementation charges for the third quarters of 2001 and 2000, respectively, Industrial
Bearings' EBIT was $8.6 million, down from $14.9 million in third quarter of

                                                                         15.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (cont.)
2000.  Including these charges, Industrial Bearings' EBIT for the third quar-
ter was $6.2 million, compared to $9.9 million in the third quarter of 2000.
Lower sales volume, unfavorable product mix, higher electricity and natural gas costs and lowered production levels reduced profitability in the third quarter of 2001, compared to the same period a year ago.  Improved EBIT performance in aerospace and super precision was not enough to offset the decline in profit-
ability experienced in the overall Industrial Bearings' segment.
Industrial Bearings' selling, administrative and general expenses in the third quarter of 2001 were slightly lower compared to the same period a year ago.
Although the reserve for doubtful accounts increased as a result of heightened concern regarding a specific rail customer's recent bankruptcy filing, this increase was more than offset by the cost savings associated with various cost-
reduction programs implemented by the business during the quarter.
Steel
Steel's net sales, including intersegment sales, decreased 17.2% to
$222.0 million from $268.4 million a year ago.  Weaker customer demand in the third quarter of 2001 led to lower sales in nearly all steel business segments.
The exception was sales to aerospace customers, which increased in the third quarter compared to the same period a year ago as well as the first half of
2001.  Sales to automotive customers decreased about 18% quarter over quarter, while sales to external bearing customers decreased about 32% in the third quarter of 2001 compared to third quarter of 2000.  Imports continue to negatively affect the steel business by lowering market prices in the U.S.
In addition, the strong U.S. dollar continues to hurt steel business competitiveness in global markets.
In general, steel demand across most business sectors is expected to remain weak in the fourth quarter of 2001.  Some industries may lower their production schedules prior to year-end to reposition inventories for lower overall demand.
The energy industry may experience lower sales in the fourth quarter as a result of falling energy prices and reductions in drilling programs.  The outlook for early 2002 is very uncertain.  The company does not expect a significant increase in steel demand in the first quarter of 2002.
Excluding Steel's portion of the restructuring and reorganization charges of
$0.4 million, Steel's EBIT for the third quarter of 2001 was $1.3 million.
This compares with EBIT of $8.5 million in the third quarter of 2000, excluding restructuring and reorganization charges of $0.5 million.  Including restructuring and reorganization charges, Steel EBIT was $0.9 million, compared to $8.0 million a year ago.  Due to pressure from imports, Steel has had to lower prices to maintain market share in certain segments, resulting in lower margins.  The decline in EBIT was primarily due to lower sales volume and reduced operating levels in response to market conditions.  However, continued
cost-cutting actions and lower raw material and energy costs in the third quarter of 2001 compared to the same year ago period favorably impacted EBIT

                                                                         16.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (cont.)
performance.  Although the average unit cost for natural gas increased about
17% as compared to the same period a year ago, the reduced operating levels caused natural gas consumption in the third quarter of 2001 to be lower than
2000.
Steel's selling, administrative and general expenses in the third quarter of
2001 decreased approximately 13% compared to the same period a year ago.
Although there were increased marketing and engineering costs associated with the joint venture with Axicon Technologies, Inc. announced in May, this was offset by the cost savings associated with various cost-reduction programs implemented by the business during the quarter.
Financial Condition
-------------------
Total assets as shown on the Consolidated Condensed Balance Sheets decreased by approximately $30 million from December 31, 2000.  Inventory balances at the end of the third quarter decreased approximately 6% compared to year-end 2000 levels.  The number of days' supply in inventory as of September 30, 2001 was unchanged compared to 108 days as of December 31, 2000.  Bearings' number of days' supply in inventory increased two days while Steel's inventory decreased two days.  The increase in Bearings' inventories was primarily impacted by the annual change in standard costs and the physical inventory adjustment.  The decrease in Steel's inventories was a result of reduced operating levels to bring inventory levels more in line with demand, which more than offset the physical inventory adjustment. Accounts receivable have increased by
$16.9 million since December 31, 2000.  The increase is due primarily to the temporary slowing of customer payments.  The number of days' sales in receivables at September 30, 2001 was 55 days, compared to 53 days as of
December 31, 2000.  Bearings' number of days' sales in receivables increased two days while Steel's accounts receivable increased one day.
As shown on the Consolidated Condensed Statement of Cash Flows, the decrease in inventories provided $22.0 million of cash during the first nine months of
2001.  Other assets used $26.2 million of cash in the first nine months of
2001, primarily as a result of the company funding affiliations and joint ventures, such as the previously announced Brazilian joint venture with another bearing manufacturer and e-business joint ventures in the United States and
Europe.  Cash was used as a result of a $49.8 million decrease in accounts
payable and accrued expenses.   Accounts payable and accrued liabilities
increased from December 31, 2000 as a result of recording higher accruals in
2001 for postretirement benefits, severance and federal income and other taxes.
The cash flow effect of this increase in accruals was offset by the non-cash impact of the severance accrual recorded in the third quarter related to the
Duston plant closing, and the severance and postretirement benefit reserves recorded in the second quarter related to the closing of the Columbus rail bearing plant.  The costs associated with the closing of the Columbus and
Duston plants were included in the restructuring announced in April 2001.
Purchases of property, plant and equipment, net used $61.8 million of cash

                                                                         17.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (cont.)
in the first nine months of 2001, below the $92.4 million spent during the same period in 2000.  The company expects 2001 capital spending for maintenance and replacement to be below 2000 levels even taking into account the initiatives related to the strategic refocusing of the company's manufacturing operations.
The 39.2% debt-to-total-capital ratio at September 30, 2001 was higher than the
33.9% at year-end 2000.  Debt increased by $75.7 million during the first nine months, to $590.3 million at September 30, 2001. The increase in total debt was used primarily to fund increases to working capital and to fund capital expenditures related to the manufacturing strategy initiatives. On August 21,
2001, the company issued $75 million in medium-term notes, and the proceeds were used to pay down outstanding commercial paper.  The company expects that any cash requirements in excess of cash generated from operating activities will be met by short-term borrowing and issuance of medium-term notes. The company continues to monitor working capital and decrease capital and other discretionary spending.  The company continues to value the importance of a strong credit profile.
Total shareholders' equity has decreased by approximately $90 million since
December 31, 2000.  The decrease in equity was primarily the result of a net loss of $42.9 million, a non-cash foreign currency translation adjustment of
$13.3 million and the payment of $32.4 million in dividends. The majority of the increase in the foreign currency translation adjustment was a result of the fluctuation in exchange rates for currencies such as the British pound,
Euro, South African rand, Canadian dollar and Brazilian real.  Effective
January 1, 2001, the company adopted Statement of Accounting Standards No. 133,
"Accounting for Derivative Instruments and Hedging Activities."  The adoption of this standard did not have a significant effect on the company's financial position or result of operations.
During the third quarter of 2001, the company purchased 195,600 shares of its common stock to be held in treasury as authorized under the company's 2000 common stock purchase plan.  This plan authorizes the company to buy in the open market or in privately negotiated transactions up to 4 million shares of common stock, which are to be held as treasury shares and used for specified purposes.  The company may exercise this authorization until December 31, 2006.
The company does not plan to be active in repurchasing shares under this plan in the near-term.
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

                                                                         18.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (cont.)
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
In June 2001, President Bush directed the ITC to initiate an investigation on steel imports under Section 201 of U.S. trade law, urging multi-lateral negotiations to reduce global excess steel capacity and calling for multi-
lateral negotiations to address market-distorting factors in the world steel trade.  Steel contributed to the investigation by completing the ITC questionnaires.  In late October, the ITC voted and affirmed that injury had been caused related to hot rolled and cold finished bars as well as tool steels.  The final remedies from the recent Section 201 filings are not expected to be implemented before the first quarter of 2002.
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
Foreign currency exchange losses included in the company's operating results for the first nine months of 2001 totaled $5.6 million, compared to
$2.9 million in the same year-ago period.  The increase in translation losses is related to continued weakening of European currencies against a strong U.S.
dollar and the devaluation of the Brazilian Real in the first nine months of
2001.  Also, for the first nine months of 2001, the company recorded a non-cash foreign currency translation adjustment of $13.3 million that reduced share-
holders' equity, compared to a non-cash foreign currency translation adjustment of $23.4 million that decreased equity in the first nine months of 2000.
Continued weakening of currencies in many of the countries in which the company operates caused the impact of negative foreign currency adjustments in the first nine months of 2001.

                                                                         19.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (cont.)
On November 2, 2001, the Board of Directors declared a quarterly cash dividend of $.13 per share payable December 3, 2001 to shareholders of record as of
November 16, 2001.  This is the 318th consecutive dividend paid on the common stock of the company.  This dividend decrease of $.05 is consistent with the company's policy of maintaining financial strength in response to the weakness currently experienced in the manufacturing sector.
In November 2001, the company announced that it acquired Lecheres Industries
SAS, the parent company of Bamarec S.A., a precision component manufacturer based in France.
In June 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and
No. 142, "Goodwill and Other Intangible Assets."  Under SFAS No. 142, goodwill and certain other intangible assets are no longer amortized but are reviewed annually for impairment.  Intangible assets that are separable and have a definite life will continue to be amortized over their useful lives.  If, based on the impairment reviews, the related assets are found to be impaired, their carrying value is adjusted through a charge to earnings.  The company will apply the new accounting rules for goodwill and other intangible assets beginning in the first quarter of 2002.  The company is currently evaluating the implications of SFAS No. 142.  In August 2001, the FASB issued SFAS No.
144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which provides guidance on the accounting for the impairment or disposal of long-
lived assets.  SFAS No. 144 also provides guidance on differentiating between assets held and used and assets to be disposed of.  The company will apply the new accounting rules for impairment beginning January 1, 2002, and is evaluating the impact of adoption.
On December 31, 1998, certain countries that are members of the European Union irrevocably fixed the conversion rates between their national currencies and a common currency, the "Euro."  The participating countries' former national currencies will continue to exist until January 1, 2002.  The company has been evaluating the business implications of conversion to the Euro, including the need to adapt internal systems to accommodate the various Euro-denominated transactions, the competitive implications of cross-border pricing and other strategic issues.  The company established an Euro project team to manage the changes required to conduct business operations in compliance with Euro-related regulations.  As of the third quarter of 2001, the Euro conversion has not had a material impact on the company's financial condition or results of operations for subsidiaries.  All of the company's affected subsidiaries have been converted as of September 30, 2001, except for the acquisition announced in
November.
Certain statements set forth in this document (including the company's fore-
casts, beliefs and expectations) that are not historical in nature are
"forward-looking" statements within the meaning of the Private Securities
Litigation Reform Act of 1995.  The company cautions readers that actual

                                                                         20.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (cont.)
results may differ materially from those projected or implied in forward-
looking statements made by or on behalf of the company due to a variety of important factors, such as:
a)   changes in world economic conditions, including additional adverse effects from terrorism or hostilities.  This includes the potential instability of governments and legal systems in countries in which the company or its customers conduct business and significant changes in currency valuations.
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
c)   competitive factors, including changes in market penetration, increasing price competition by existing or new foreign and domestic competitors, the introduction of new products by existing and new competitors, and new technology that may impact the way the company's products are sold or distributed.
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
e)   the success of the company's operating plans, including its ability to achieve the benefits from its global restructuring, manufacturing trans-
     formation, and administrative cost reduction as well as its ongoing con-
     tinuous improvement and rationalization programs; its ability to integrate acquisitions into company operations; the ability of acquired companies to achieve satisfactory operating results; its ability to maintain appropriate relations with unions that represent company associates in certain locations in order to avoid disruptions of business and its ability to successfully implement its new organizational structure.
f)   unanticipated litigation, claims or assessments.  This includes claims or problems related to intellectual property, product warranty and environ-
     mental issues.
g)   changes in worldwide financial markets, to the extent they affect the company's ability or costs to raise capital, have an impact on the overall performance of the company's pension fund investments and/or cause changes in the economy which affect customer demand.
The company undertakes no obligation to publicly update or revise any forward-
looking statement, whether as a result of new information, future events or otherwise.

                                                                         21.
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
          During the third quarter of 2001, this case was dismissed, without prejudice, pursuant to a sua sponte order of the presiding judge.
Item 2.  Changes in Securities
          Not applicable.
Item 3.  Defaults Upon Senior Securities
          Not applicable.
Item 4.  Submission of Matters to a Vote of Security Holders
          Not applicable.
Item 5.  Other Information
          Not applicable.
Item 6.  Exhibits and Reports on Form 8-K
         (a).  Exhibits
               10    Consulting Agreement entered into with e-Solutions.biz,
                     LLC (Thomas W. Strouble, Owner and principal)
               11    Computation of Per Share Earnings
               12    Computation of Ratio of Earnings to Fixed Charges
         (b)   Reports on Form 8-K:
               On August 30, 2001, the company filed a Form 8-K regarding
               Other Events and Regulation FD Disclosure, which contained estimated market data and industry trend information relating to a number of industry segments in which the company sells bearing and steel products.  No financial statements were
               filed.
               On October 17, 2001, the company filed a Form 8-K regarding
               Other Events and Regulation FD Disclosure, which contained estimated market data and industry trend information relating to a number of industry segments in which the company sells bearing and steel products.  No financial statements were
               filed.

                                                                          22.

                            SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of
1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         The Timken Company
                                  _______________________________

Date      November 13, 2001        BY   /s/ W. R. Timken, Jr.
      ________________________    _______________________________
                                   W. R. Timken, Jr.,
                                   Director and Chairman;
                                   Chief Executive Officer

Date      November 13, 2001        BY   /s/ G. E. Little
      ________________________    _______________________________
                                   G. E. Little
                                   Senior Vice President - Finance