Form 10-K
period 2001-12-31
TIMKEN CO
filed 2002-03-28
CIK 98362

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-K
   (Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
   For the fiscal year ended December 31, 2001
                                      or
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
   For the transition period from  _________________ to ____________________
   Commission File Number 1-1169
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
                                                      Name of Each Exchange
        Title of Each Class                              on Which Registered
  Common Stock without par value                      New York Stock Exchange
  ______________________________                      _______________________
  Securities registered pursuant to Section 12(g) of the Act:  None.
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
  YES [X]       NO [ ]
  Indicate by check mark if disclosure of delinquent filers pursuant to Item
  405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

                                                                        i
The aggregate market value of the voting stock held by all shareholders other than shareholders identified under item 12 of this Form 10-K as of
February 15, 2002, was $789,532,334 (representing 48,887,451 shares).
Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of February 15, 2002.
Common Stock without par value--59,917,751 shares (representing a market value of $967,671,679).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the year ended
December 31, 2001, are incorporated by reference into Parts I and II.
Portions of the proxy statement for the annual meeting of shareholders to be held on April 16, 2002, are incorporated by reference into parts III and IV.
Exhibit Index may be found on Pages 18 through 23.

                                                                         ii

                               THE TIMKEN COMPANY
                           INDEX TO FORM 10-K REPORT

                                                                          PAGE
                                                                          ----
I.   PART I.

II.  PART II.
     Item 5.  Market for Registrant's Common Equity and Related
              Stockholder Matters........................................  14
     Item 6.  Selected Financial Data....................................  14
     Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................  14
     Item 7A. Quantitative and Qualitative Disclosures about Market Risk.  16
     Item 8.  Financial Statements and Supplementary Data................  16
     Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................  17
III. Part III.
     Item 10. Directors and Executive Officers of the Registrant.........  17
     Item 11. Executive Compensation.....................................  17
     Item 12. Security Ownership of Certain Beneficial Owners and
              Management.................................................  17
     Item 13. Certain Relationships and Related Transactions.............  17
IV.  Part IV.
     Item 14. Exhibits, Financial Statement Schedules and Reports on
              Form 8-K...................................................  18

PART 1                                                                   1
 ______
   Item 1.  Description of Business
   ________________________________
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
    b)  the effects of changes in customer demand on sales, product mix and prices.  This includes the effects of customer strikes, the impact of changes in industrial business cycles and whether conditions of fair trade continue in the U.S. market, in light of the U.S. International
        Trade Commission (ITC) voting in second quarter 2000 to revoke the antidumping orders on imports of tapered roller bearings from Japan,
        Romania and Hungary.
    c)  competitive factors, including changes in market penetration, increasing price competition by existing or new foreign and domestic competitors, the introduction of new products by existing and new competitors and new technology that may impact the way the company's products are sold or distributed.
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
    f)  unanticipated litigation, claims or assessments.  This includes, but is not limited to, claims or problems related to intellectual property, product warranty and environmental issues.
    g)  changes in worldwide financial markets to the extent they (1) affect the company's ability or costs to raise capital, (2) have an impact on the overall performance of the company's pension fund investments and
        (3) cause changes in the economy which affect customer demand.

                                                                        2
   The company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
   General
   _______
   As used herein the term "Timken" or the "company" refers to The Timken
   Company and its subsidiaries unless the context otherwise requires.  Timken, an outgrowth of a business originally founded in 1899, was incorporated under the laws of Ohio in 1904.
   Products
   ________
   The Timken Company manufactures two basic product lines:  anti-friction bearings and steel.  Differentiation in these two product lines comes in two different ways:  (1) Differentiation by bearing type or steel type and,
   (2) Differentiation in the applications of bearings and steel.
   In bearings, Timken is best known for the tapered roller bearing, which was originally patented by the company founder, Henry Timken.  Basically, the tapered roller bearing made by Timken is its principal product in the anti-
   friction industry segment.  It consists of four components:  (1) the cone or inner race, (2) the cup or outer race, (3) the tapered rollers which roll between the cup and cone, and (4) the cage which serves as a retainer and maintains proper spacing between the rollers.  These four components are manufactured or purchased and are sold in a wide variety of configurations and sizes.  The applications for tapered roller bearings have diversified from the original application on horse-drawn wagons to applications on passenger cars, light and heavy trucks, trains, as well as a wide range of industrial applications, ranging from very small gear drives to bearings over two meters in diameter for wind energy machines.  Further differenti-
   ation has come in the form of adding sensors to these bearings, which measure parameters such as speed, load, temperature or overall bearing health.  Matching bearings to service requirements of customers' appli-
   cations requires engineering, and often sophisticated analytical techniques.
   The design of every tapered roller bearing made by Timken permits distri-
   bution of unit pressures over the full length of the roller.  This fact, coupled with its tapered design, high precision tolerance and proprietary internal geometry and premium quality material, provides a bearing with high load carrying capacity, excellent friction-reducing qualities and long life.
   The bearing product line has expanded in recent years with the addition of
   Timken Aerospace and Super Precision facilities, which produce high-perform-
   ance ball and cylindrical bearings for ultra high-speed and/or high-accuracy applications in aerospace, medical/dental, computer disk drives and other industries.  They utilize ball and straight rolling elements and are in the super precision end of the general ball and straight roller bearing product range in the bearing industry.  A majority of Timken Aerospace & Super
   Precision Bearings' products are special custom-designed bearings and spindle assemblies.  They often involve specialized materials and coatings for use in applications that subject the bearings to extreme operating conditions of speed and temperature.
   In addition, the Timken Romania facility produces high-quality spherical and cylindrical bearings to expand application opportunities in large gear drives, rolling mills and other process industry and infrastructure-develop-

                                                                        3
   Products (cont.)
   ________________
   ment projects.  Timken also produces custom-designed products called SpexxTM performance Bearings.  The product line includes both tapered and cylindrical roller bearings and provides cost-effective solutions for selective applications.  The company produces the Timken IsoClassTM brand of tapered roller bearings, which gives Timken access to 95% of the demand for
   ISO tapered roller bearings, which are about one half of today's total tapered roller bearing sales.
   In addition to bearing products, Timken provides bearing reconditioning services for industrial and railroad customers, both globally and domestically.  These services account for less than 3% of the company's net sales for the year ended December 31, 2001.
   Steel products include steels of low and intermediate alloy, vacuum-
   processed alloys, tool steel and some carbon grades.  These are available in a wide range of solid and tubular sections with a variety of finishes.
   These steel products are used in a wide array of applications, from bearings to automotive transmissions; from engine crankshafts to special corrosion-
   resistant, down-hole seamless tubing for oil drilling, as well as aerospace and other similarly demanding applications.
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
   Sales and Distribution
   ______________________
   Timken's products in the Automotive Bearings and Industrial Bearings segments are sold principally by its own sales organization.  A major portion of the shipments are made directly from Timken's warehouses located in a number of cities in the United States, Canada, England, France, Mexico,
   Singapore, Argentina and Australia.  A growing number of shipments are made directly from plant locations.  The warehouse inventories are augmented by authorized distributor and jobber inventories throughout the world that provide local availability when service is required.
   In January 2001, the company formed a joint venture in North America focused on joint logistics and e-business services.  This alliance is called Colinx, and was founded by Timken, SKF, INA and Rockwell Automation.  The e-business service was launched in April 2001, and is focused on information and business services for authorized distributors in the Industrial Bearings segment.  The joint logistics services, and how Timken might participate, were studied during 2001, with action plans to be implemented in 2002 and beyond.
   The company operates an Export Service Center in Atlanta, Georgia, which specializes in the export of tapered roller bearings for the replacement markets in the Caribbean, Central and South America and other regions.

                                                                        4
   Sales and Distribution (cont.)
   ______________________________
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
   During 2001, progress was made in transitioning the European logistics center located in Strasbourg, France.  The facility is managed and operated by Timken associates.  Further investments and consolidation of European logistics into Strasbourg were studied in 2001, with additional consol-
   idation expected to occur in 2002 and beyond.  Also, the company formed another e-business joint venture in Europe in January 2001.  This alliance is called Endorsia and was founded by Timken, SKF, INA, Sandvik and Rockwell
   Automation.  The e-business service was launched in October 2001, and is focused on information and business services for authorized distributors in the Industrial Bearings segment.
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
   Timken has entered into individually negotiated contracts with some of its customers in its Automotive Bearings, Industrial Bearings and Steel
   segments.  These contracts may extend for one or more years and, if a price is fixed for any period extending beyond current shipments, customarily include a commitment by the customer to purchase a designated percentage of its requirements from Timken.  Contracts extending beyond one year that are not subject to price adjustment provisions do not represent a material portion of Timken's sales.  Timken does not believe that there is any significant loss of earnings risk associated with any given contract.
   Industry Segments
   _________________
   The company has three reportable segments:  Automotive Bearings, Industrial
   Bearings and Steel.  Segment information in Note 12 of the Notes to
   Consolidated Financial Statements on pages 36 and 37 of the Annual Report to Shareholders for the year ended December 31, 2001, are incorporated

                                                                        5
   Industry Segments (cont.)
   _________________________
   herein by reference.  Export sales from the U.S. and Canada are not separately stated since such sales amount to less than 10% of revenue.  The company's Automotive and Industrial Bearings' businesses have historically participated in the worldwide bearing markets while Steel has concentrated on U.S. customers.  However, over the past few years, Steel has acquired foreign companies, such as Timken Desford Steel, in Leicester, England, a manufacturer of seamless mechanical tubing and Lecheres Industries SAS
   (Lecheres), the parent company of Bamarec S.A., a precision component manufacturer based in France.  Lecheres was aquired in November 2001.
   Timken's non-U.S. operations are subject to normal international business risks not generally applicable to domestic business.  These risks include currency fluctuation, changes in tariff restrictions, and restrictive regulations by foreign governments, including price and exchange controls.
   Both the anti-friction Automotive and Industrial Bearings' businesses and the Steel business are extremely competitive.  The principal competitive factors involved, both in the United States and in foreign markets, include price, product quality, service, delivery, order lead times and techno-
   logical innovation.
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
   However, since the invention of the tapered roller bearing by its founder,
   Timken has maintained primary focus in its product and process technology on the tapered roller bearing segments.  This has been important to its ability to remain one of the leaders in the world's bearing industry.
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
   The anti-friction bearing business is intensely competitive in every country in which Timken sells products.  Substantial downward pricing pressures exist in the United States and other countries even during periods of significant demand.
   In the second quarter of 2000, the ITC voted to revoke the industry's anti-
   dumping orders on imports of tapered roller bearings from Japan, Romania and
   Hungary.  The ITC determined that revocation of the antidumping duty orders on tapered roller bearings from those countries was not likely to lead to continuation or recurrence of material injury to the domestic industry within a reasonably foreseeable time.  The ITC upheld the antidumping duty

                                                                        6
   Competition (cont.)
   ___________________
   order against China.  The company has filed an appeal of the ITC's decision regarding Japan, which is still pending.  In June 2001, President Bush directed the ITC to initiate an investigation on steel imports under Section
   201 of U.S. trade law, urging multilateral negotiations to reduce global excess steel capacity and calling for multilateral negotiations to address market-distorting factors in the world steel trade.  In late October, the
   ITC voted and affirmed 6-0 that injury had been caused by surges of low priced imports of hot-rolled and cold-finished bars.  The vote for tool steels was 3-3.  On March 5, 2002, President Bush announced that the U.S.
   would impose tariffs on hot and cold-finished bar imports.  The remedy for these product categories is three years of tariffs at 30%, 24% and 18%.
   Hot-rolled bars are a major product line for the company's Steel business, which also manufactures some cold-finished bar products.  Steel made in
   Mexico, Canada and developing nations are generally exempt from the tariffs announced.  No relief was granted with respect to tool steels, which is a major product line for the Timken Latrobe Steel subsidiary in Latrobe,
   Pennsylvania.
   In December 2001, the company received a $31.0 million payment from the U.S.
   Treasury Department under the Continued Dumping and Subsidy Offset Act
   (Act).  This payment resulted from the requirement in the Act that dumping duties collected by the U.S. Customs Service be distributed to domestic pro-
   ducers, and is related to the company's Automotive and Industrial Bearings'
   segments.
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
   Backlog
   _______
   The backlog of orders of Timken's domestic and overseas operations is estimated to have been $1.01 billion at December 31, 2001, and $1.13 billion at December 31, 2000.  Actual shipments are dependent upon ever-changing production schedules of the customer.  Accordingly, Timken does not believe that its backlog data and comparisons thereof as of different dates are reliable indicators of future sales or shipments.
   Raw Materials
   _____________
   The principal raw materials used by Timken in its North American plants to manufacture bearings are its own steel tubing and bars and purchased strip steel. Outside North America, the company purchases raw materials from local sources with whom it has worked closely to assure steel quality according

                                                                        7
   Raw Materials (cont.)
   _____________________
   to its demanding specifications.  In addition, Timken Desford Steel, in
   Leicester, England is a major source of raw materials for the Timken plants in Western Europe.
   The principal raw materials used by Timken in steel manufacturing are scrap metal, nickel and other alloys.  Timken believes that the availability of raw materials and alloys are adequate for its needs, and, in general, it is not dependent on any single source of supply.
   Research
   ________
   Timken's major research center, located in Stark County, Ohio near its worldwide headquarters, is engaged in research on bearings, steels, manu-
   facturing methods and related matters.  Research facilities are also located at the Timken Aerospace & Super Precision Bearings New Hampshire plants; the
   Colmar, France plant; the Latrobe, Pennsylvania plant; the Ploiesti, Romania plant; and the facility in Bangelore, India.  Expenditures for research, development and testing amounted to approximately $54,000,000 in 2001,
   $52,000,000 in 2000, and $50,000,000 in 1999.  The company's research program is committed to the development of new and improved bearing and steel products, as well as more efficient manufacturing processes and tech-
   niques and the expansion of application of existing products.
   Environmental Matters
   _____________________
   The company continues to protect the environment and comply with environmental protection laws.  Additionally, it has invested in pollution control equipment and updated plant operational practices.  The company is committed to implementing a documented environmental management system worldwide and to becoming certified under the ISO 14001 standard to meet or exceed customer requirements.  By the end of 2001, the company's plants in
   Leicester, England; Sosnowiec, Poland; Jamshedpur, India; and Iron Station,
   North Carolina had obtained ISO 14001 certification.
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
   The company and certain of its U.S. subsidiaries have been designated as potentially responsible parties (PRPs) by the United States EPA for site investigation and remediation at certain sites under the Comprehensive
   Environmental Response, Compensation and Liability Act (Superfund).  The
   claims for remediation have been asserted against numerous other entities, which are believed to be financially solvent and are expected to fulfill their proportionate share of the obligation.  Management believes any ultimate liability with respect to all pending actions will not materially affect the company's operations, cash flows or consolidated financial position.  Furthermore, the company believes it has established adequate reserves to cover its environmental expenses and has a well-established environmental compliance audit program, which includes a proactive approach

                                                                       8
   Environmental Matters (cont.)
   _____________________________
   to bringing its domestic and international units to higher standards of environmental performance.  This program measures performance against local laws as well as standards that have been established for all units worldwide.
   Patents, Trademarks and Licenses
   ________________________________
   Timken owns a number of United States and foreign patents, trademarks and licenses relating to certain of its products.  While Timken regards these as items of importance, it does not deem its business as a whole, or any industry segment, to be materially dependent upon any one item or group of items.
   Employment
   __________
   At December 31, 2001, Timken had 18,735 associates. Thirty-one percent of Timken's U.S. associates are covered under collective bargaining agreements.  Three percent of Timken's U.S. associates are covered under collective bargaining agreements that expire within one year.
   Executive Officers of the Registrant
   ____________________________________
   The officers are elected by the Board of Directors normally for a term of one year and until the election of their successors.  All officers, except for two, have been employed by Timken or by a subsidiary of the company during the past five-year period.  The Executive Officers of the company as of February 15, 2002, are as follows:
                                       Current Position and Previous
   Name                Age             Positions During Last Five Years
   ___________________ ___     ____________________________________________
   W. R. Timken, Jr.   63      1996  Chairman - Board of Directors;
                               1997  Chairman, President and Chief
                                        Executive Officer; Director;
                               1999  Chairman and Chief Executive Officer;
                                        Director; Officer since 1968.
   J. W. Griffith      48      1996  Vice President - Bearings - North
                                        American Automotive, Rail, Asia
                                        Pacific and Latin America;
                               1998  Group Vice President - Bearings -
                                        North American Automotive, Asia
                                        Pacific and Latin America;
                               1999  President and Chief Operating Officer;
                                        Director; Officer since 1996.
   B. J. Bowling       60      1996  Executive Vice President and President
                                        - Steel;
                               1997  Executive Vice President, Chief
                                        Operating Officer and President -
                                        Steel; Officer since 1996.

                                                                        9
   Executive Officers of the Registrant (cont.)
   ____________________________________________
                                       Current Position and Previous
   Name                Age             Positions During Last Five Years
   ___________________ ___     ____________________________________________

   C. J. Andersson     40      1996  Manager of Global Sourcing and Asset
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
                               1997  General Manager - Mexico Sourcing and
                                        Business Development, GE International
                                        Mexico (General Electric Company);
                               1999  General Manager - Aviation Information
                                        Services, GE Aircraft Engines (General
                                        Electric Company);
                               2000  Senior Vice President - e-Business, The
                                        Timken Company;
                               2001  Senior Vice President - e-Business and
                                        Lean Six Sigma, The Timken Company;
                                        Officer since 2000.
   M. C. Arnold        45      1996  Director - Manufacturing and Technology -
                                        Europe, Africa and West Asia;
                               1997  Director - Bearing Business Process
                                        Advancement;
                               1998  Vice President - Bearings - Business
                                        Process Advancement;
                               2000  President - Industrial; Officer since
                                        2000.
   S. B. Bailey        42      1996  Director - Finance;
                               1999  Director - Finance and Treasurer;
                               2000  Treasurer;
                               2001  Corporate Controller; Officer since 1999.
   W. R. Burkhart      36      1996  Corporate Attorney
                               1997  Legal Counsel - Europe, Africa and West
                                        Asia;
                               1998  Director of Affiliations and Acquisitions
                               2000  Senior Vice President and General Counsel;
                                        Officer since 2000.
   V. K. Dasari        35      1996  Director - Manufacturing and Technology -
                                        Tata Timken Limited;
                               1998  Deputy Managing Director - Tata Timken
                                        Limited;
                               1999  Managing Director - Tata Timken Limited;
                               2000  President - Rail;
                               2001  Corporate Vice President - Manufacturing
                                        Transformation; Officer since 2000.
   D. J. Demerling     51      1996  Stanford Sloan Fellow;
                               1997  President - MPB Corporation;
                               2000  President - Aerospace and Super Precision;
                                        Officer since 2000.

                                                                        10
   Executive Officers of the Registrant (cont.)
   ____________________________________________
                                       Current Position and Previous
   Name                Age             Positions During Last Five Years
   ___________________ ___     ____________________________________________
   G. A. Eisenberg     40      1996  Executive Vice President and Chief
                                        Financial Officer, United Dominion
                                        Industries;
                               1998  President - Test Instrumentation Segment;
                                        Executive Vice President and Chief
                                        Financial Officer, United Dominion
                                        Industries;
                               1999  President and Chief Operating Officer,
                                        United Dominion Industries;
                               2002  Executive Vice President - Finance and
                                        Administration, The Timken Company;
                                        Officer since 2002.
   J. T. Elsasser      49      1996  Vice President - Bearings - Europe,
                                        Africa and West Asia;
                               1998  Group Vice President - Bearings -
                                        Rail, Europe, Africa and West Asia;
                               1999  Senior Vice President - Corporate
                                        Development; Officer since 1996.
   K. P. Kimmerling    44      1996  Vice President - Manufacturing -
                                        Steel;
                               1998  Group Vice President - Alloy Steel;
                               1999  President - Automotive; Officer since
                                        1998.
   G. E. Little        58      1996  Vice President - Finance; Treasurer;
                               1998  Senior Vice President - Finance;
                                        Treasurer;
                               1999  Senior Vice President - Finance; Officer
                                        since 1990.
   S. J. Miraglia, Jr. 51      1996  Vice President - Bearings - North
                                        American Industrial and Super
                                        Precision;
                               1998  Group Vice President - Bearings -
                                        North American Industrial and Super
                                        Precision;
                               1999  Senior Vice President - Technology;
                                        Officer since 1996.
   H. J. Sack          48      1996  President - Latrobe Steel Company;
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

                                                                        11
   Executive Officers of the Registrant (cont.)
   ____________________________________________
                                        Current Position and Previous
   Name                Age             Positions During Last Five Years
   ___________________ ___     ____________________________________________
   M. J. Samolczyk     46      1996  Vice President - Sales and Marketing -
                                        Industrial - Original Equipment;
                               1998  Vice President and General Manager -
                                        Precision Steel Components;
                               2000  President - Precision Steel Components;
                                        Officer since 2000.
   S. A. Scherff       48      1996  Director - Legal Services and Assistant
                                        Secretary;
                               1999  Corporate Secretary;
                               2000  Corporate Secretary and Assistant General
                                        Counsel; Officer since 1999.
   W. J. Timken        59      1996  Vice President; Director; Officer
                                        since 1992.
   W. J. Timken, Jr.   34      1996  Market Manager - Original Equipment
                                        Distribution - Europe, Africa and West
                                        Asia
                               1998  Vice President - Latin America
                               2000  Corporate Vice President - Office of the
                                        Chairman; Officer since 2000.

                                                                        12
   Item 2.  Properties
   ___________________
   Timken has Automotive and Industrial Bearing and Steel manufacturing facilities at multiple locations in the United States.  Timken also has
   Automotive and Industrial Bearing and Steel manufacturing facilities in a number of countries outside the United States.  The aggregate floor area of these facilities worldwide is approximately 13,790,000 square feet, all of which, except for approximately 1,688,000 square feet, is owned in fee.  The facilities not owned in fee are leased.  The buildings occupied by Timken are principally of brick, steel, reinforced concrete and concrete block construction.  All buildings are in satisfactory operating condition in which to conduct business.
   Timken's Automotive and Industrial Bearing manufacturing facilities in the
   United States are located in Ashland, Bucyrus, Canton and New Philadelphia,
   Ohio; Altavista, Virginia; Randleman and Iron Station, North Carolina;
   Carlyle, Illinois; South Bend, Indiana; Gaffney, South Carolina; Keene and
   Lebanon, New Hampshire; Winchester, Kentucky; Knoxville, Tennessee; Lenexa,
   Kansas; Ogden, Utah; Orange and Sanford, California.  These facilities, including the research facility in Canton, Ohio, and warehouses at plant locations, have an aggregate floor area of approximately 4,404,000 square feet.  As part of the management strategy initiative announced in April
   2001, the company announced that it was closing the Industrial Bearing plant in Columbus, Ohio and selling a tooling plant in Ashland, Ohio.
   The Columbus plant ceased operations on November 9, which decreased floor area by approximately 388,000 square feet.
   Timken's Automotive and Industrial Bearing manufacturing plants outside the
   United States are located in Benoni, South Africa; Brescia, Italy; Colmar,
   France; Duston, Northampton and Wolverhampton, England; Medemblik, The
   Netherlands; Ploiesti, Romania; Mexico City, Mexico; Sao Paulo, Brazil;
   Singapore; Jamshedpur, India; Sosnowiec, Poland; St. Thomas, Canada and
   Yantai, China.  The facilities, including warehouses at plant locations, have an aggregate floor area of approximately 3,690,000 square feet.  The company announced in March, 2001 the opening of a bearing reconditioning facility in Mexico City as part of its Timken de Mexico operations.  The
   Industrial Bearing service facility will remanufacture railroad bearings used in locomotives and freight cars.  In April 2001, the company announced that it was also closing the Automotive Bearing plant in Duston, England.
   This plant is scheduled to close in mid-2002.
   Timken's Steel manufacturing facilities in the United States are located in Canton, Eaton, Wauseon and Wooster, Ohio; Columbus, North Carolina;
   Franklin and Latrobe, Pennsylvania.  These facilities have an aggregate floor area of approximately 4,942,000 square feet.
   Timken's Steel manufacturing facilities outside the United States are located in Leicester and Sheffield, England; Fougeres and Marnaz, France.
   These facilities have an aggregate floor of approximately 754,000 square feet.
   In addition to the manufacturing and distribution facilities discussed above, Timken owns warehouses and steel distribution facilities in the
   United States, Canada, England, France, Singapore, Mexico, Argentina and
   Australia, and leases several relatively small warehouse facilities in cities throughout the world.

                                                                        13
   Properties (cont.)
   __________________
   During 2001, the global demand for automotive and industrial bearings decreased from 2000.  Automotive and Industrial plant utilization declined as a result of the overall manufacturing recession.  Steel plant utilization also decreased during 2001 in response to weakened customer demand.  Utili-
   zation was curtailed even further as the Steel business took actions to control inventory and curtail spending.
   Item 3.  Legal Proceedings
   __________________________
   On May 22, 2001, eight current or former employees of the company filed a lawsuit in the Court of Common Pleas, Stark County, Ohio against the company and fifteen current or former employees of the company.  The lawsuit was removed to the United States District Court, Northern District of Ohio,
   Eastern Division on June 20, 2001.  The lawsuit alleged, among other things, sexual harassment and employment discrimination.  The plaintiffs sought compensatory and punitive damages of approximately $95 million.
   During the third quarter of 2001, this case was dismissed, without pre-
   judice, pursuant to a sua sponte order of the presiding judge.  In February
   2002, the lawsuit was refiled in the Court of Common Pleas, Stark County,
   Ohio, by two of the original plaintiffs naming only the company as a defendant.  The allegations contained in the complaint are similar to those made in the May 22, 2001 filing.  The new lawsuit does not specify the amount of damages the plaintiffs are seeking.
   Item 4.  Submission of Matters to a Vote of Security Holders
   ____________________________________________________________
   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                                                       14
PART II
_______
   Item 5.  Market for Registrant's Common Equity and Related Stockholder
   ______________________________________________________________________
            Matters
            _______
   The company's common stock is traded on the New York Stock Exchange (TKR).
   The estimated number of record holders of the company's common stock at
   December 31, 2001, was 8,109.  The estimated number of shareholders at
   December 31, 2001, was 39,919.
   High and low stock prices and dividends for the last two fiscal years are presented in the Quarterly Financial Data schedule on Page 1 of the Annual
   Report to Shareholders for the year ended December 31, 2001, and are incorporated herein by reference.
   Item 6.  Selected Financial Data
   ________________________________
   The Summary of Operations and Other Comparative Data on Pages 40-41 of the
   Annual Report to Shareholders for the year ended December 31, 2001, is incorporated herein by reference.
   Item 7.  Management's Discussion and Analysis of Financial Condition and
   ________________________________________________________________________
            Results of Operations
            _____________________
   Management's Discussion and Analysis of Financial Condition and Results of
   Operations on Pages 20-27 of the Annual Report to Shareholders for the year ended December 31, 2001, is incorporated herein by reference.
   On February 13, 2002, Standard & Poor's ("S&P") publicly announced that it had lowered the company's long-term senior debt rating to "BBB" from "A-."
   At the same time, S&P announced that the company's ratings were removed from "CreditWatch," and that the outlook is now "stable."  The company's
   "A-2" short-term corporate credit and commercial paper ratings, which were not on CreditWatch, were affirmed.
   On March 5, 2002, President Bush announced that the U.S. would impose tariffs on hot and cold-finished bar imports.  The remedy for these product categories is three years of tariffs at 30%, 24% and 18%.  Hot-rolled bars are a major product line for the company's Steel business, which also manu-
   factures some cold-finished bar products.  Steel made in Mexico, Canada and developing nations are generally exempt from the tariffs announced.  No relief was granted with respect to tool steels, which is a major product line for the Timken Latrobe Steel subsidiary in Latrobe, Pennsylvania.
   On March 15, 2002, the company acquired an industrial equipment repair facility located in Niles, Ohio.  The 60,000 square foot plant specializes in the repair and rebuild of chocks, chock overlays, rolls and roll overlays, and other processing components commonly found in heavy industrial mill applications.

                                                                       15
    Item 7.  Management's Discussion and Analysis of Financial Condition and
   ________________________________________________________________________
            Results of Operations (cont.)
            _____________________________
   On March 19, 2002, the company announced that it expects to report improved financial performance above consensus estimates for the first quarter and full year.  The improvement is expected to result from increased revenues, increased efficiency resulting from the company's restructuring efforts and aggressive cost management.  During the first quarter, the company has noted
   stronger-than-expected U.S. automotive sector demand.  The company has not, however, observed a perceptible increase in broad-based manufacturing activity.  In 2002, the company is continuing with the global restructuring of its manufacturing operations.  The ongoing manufacturing initiative, combined with the salaried workforce reduction that occurred in the second half of 2001, is expected to produce an annualized savings rate of
   $80 million by the end of 2002.
   Critical Accounting Policies
   ____________________________
   The company's financial statements are prepared in accordance with account-
   ing principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  The following paragraphs include a discussion of some critical areas that require a higher degree of judgement, estimates and complexity:
   The company's revenue recognition policy is to recognize revenue when title passes to the customer.  This is generally FOB shipping point except for certain exported goods, which is FOB destination.  Selling prices are fixed based on purchase orders or contractual arrangements.  Write-offs of accounts receivable have historically been low.
   It is the company's policy to recognize restructuring costs in accordance with Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for
   Certain Employee Termination Benefits and Other Costs to Exit an Activity
   (including Certain Costs incurred in a Restructuring)" and the SEC Staff
   Accounting Bulletin No. 100, "Restructuring and Impairment Charges."
   Detailed contemporaneous documentation is maintained and updated on a monthly basis to ensure that accruals are properly supported.  If management determines that there is a change in the estimate, the accruals are adjusted to reflect this change.
   The company sponsors a number of defined benefit pension plans which cover most associates, except for those at certain locations who are covered by government plans.  The company also sponsors several unfunded postretirement plans that provide health care and life insurance benefits for eligible retirees and dependents.  The measurement of liabilities related to these plans is based on management's assumptions related to future events including return on pension plan assets, rate of compensation increases and health care cost trend rates.  The discount rate is determined using a model that matches corporate bond securities against projected pension and post-
   retirement disbursements.  Actual pension plan asset performance will either reduce or increase unamortized pension losses at the end of 2002, which ultimately affects net income.

                                                                       16
    Item 7.  Management's Discussion and Analysis of Financial Condition and
   ________________________________________________________________________
            Results of Operations (cont.)
            _____________________________
   In previous years, the company had two reportable segments consisting of
   Bearings and Steel.  Based on the company's reorganization into global business units, management has determined that the Automotive Bearings and
   Industrial Bearings segments meet the quantitative and qualitative thresholds of a reporting segment as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."
   New Accounting Standards
   ________________________
   The specifics related to SFAS No. 141 and 142 are discussed on page 29 of the Annual Report to Shareholders for the year ended December 31, 2001, and are incorporated herein by reference.  In accordance with SFAS No. 141, the goodwill resulting from the November 2001 purchase of Lecheres Industries
   SAS has not been amortized.  Beginning in the first quarter of 2002, the application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in annual net income of $6.1 million.  Changes in the estimated useful lives of intangible assets will not result in a material increase to net income.
   The company will test goodwill for impairment using the two-step process described in SFAS No. 142.  The company has identified five reporting units and plans to complete the analysis for potential impairment in the second quarter of 2002.  It is expected that the measurement of the transitional goodwill impairment will also be completed in the second quarter and reflected as a cumulative effect of a change in accounting principle.
   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
   ____________________________________________________________________
   Information appearing under the caption "Management's Discussion and
   Analysis of Other Information" appearing on page 27 of the Annual
   Report to Shareholders for the year ended December 31, 2001, is incorporated herein by reference.
   The company has no update to the information provided in the Annual Report.
   Item 8.  Financial Statements and Supplementary Data
   ____________________________________________________
   The Quarterly Financial Data schedule included on Page 1, the
   Consolidated Financial Statements of the registrant and its subsidiaries on Pages 20-28, the Notes to Consolidated Financial Statements on Pages
   29-38, and the Report of Independent Auditors on Page 39 of the Annual
   Report to Shareholders for the year ended December 31, 2001, are incorporated herein by reference.

                                                                        17
   Item 9.  Changes in and Disagreements with Accountants on Accounting
   ____________________________________________________________________
            and Financial Disclosure
            ________________________
   Not applicable.

PART III
________
   Item 10.  Directors and Executive Officers of the Registrant
   ____________________________________________________________
   Required information is set forth under the caption "Election of
   Directors" on Pages 4-7 of the proxy statement filed in connection with the annual meeting of shareholders to be held April 16, 2002, and is incorporated herein by reference.  Information regarding the executive officers of the registrant is included in Part I hereof.
   Item 11.  Executive Compensation
   ________________________________
   Required information is set forth under the caption "Executive
   Compensation" on Pages 10-20 of the proxy statement filed in connection with the annual meeting of shareholders to be held April 16, 2002, and is incorporated herein by reference.
   Item 12.  Security Ownership of Certain Beneficial Owners and Management
   ________________________________________________________________________
   Required information regarding Security Ownership of Certain Beneficial
   Owners and Management, including institutional investors owning more than 5% of the company's Common Stock, is set forth under the caption
   "Beneficial Ownership of Common Stock" on Pages 8-9 of the proxy statement filed in connection with the annual meeting of shareholders to be held April 16, 2002, and is incorporated herein by reference.
   Item 13.  Certain Relationships and Related Transactions
   ________________________________________________________
   Required information is set forth under the caption "Election of
   Directors" on Pages 4-7 of the proxy statement issued in connection with the annual meeting of shareholders to be held April 16, 2002, and is incorporated herein by reference.

                                                                        18
PART IV
_______
   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
   ___________________________________________________________________________
   (a)(1) and (2) - The response to this portion of Item 14 is submitted as a separate section of this report.
   Schedules I, III, IV and V are not applicable to the company and, therefore, have been omitted.
      (3)  Listing of Exhibits
               Exhibit
               _______
          (3)(i)    Amended Articles of Incorporation of The Timken Company
                    (Effective April 16, 1996) were filed with Form S-8 dated
                    April 16, 1996 (Registration Number 333-02553) and are
                    incorporated herein by reference.
          (3)(ii)   Amended Regulations of The Timken Company effective April
                    21, 1987, were filed on March 29, 1993 with Form 10-K
                    (Commission File Number 1-1169), and are incorporated
                    herein by reference.
          (4)       Credit Agreement dated as of July 10, 1998 among The Timken
                    Company, as Borrower, Various Financial Institutions, as
                    Banks, and Keybank National Association, as Agent was filed on August 13, 1998 with Form 10-Q (Commission File Number
                    1-1169), and is incorporated herein by reference.
          (4.1)     Indenture dated as of April 24, 1998, between The Timken
                    Company and The Bank of New York, which was filed with
                    Timken's Form S-3 registration statement which became
                    effective April 24, 1998 (Registration Number 333-45791),
                    and is incorporated herein by reference.
          (4.2)     Indenture dated as of July 1, 1990, between Timken and
                    Ameritrust Company of New York, which was filed with
                    Timken's Form S-3 registration statement dated July 12,
                    1990 (Registration Number 333-35773), and is incorporated
                    herein by reference.
          (4.3)     First Supplemental Indenture, dated as of July 24, 1996,
                    by and between The Timken Company and Mellon Bank, N.A.
                    was filed on November 13, 1996 with Form 10-Q (Commission
                    File Number 1-1169), and is incorporated herein by
                    reference.
          (4.4)     First Amendment Agreement dated as of January 1, 2002 among
                    The Timken Company, as Borrower, Various Financial
                    Institutions, as Banks, and Keybank National Association,
                    as Agent.

                                                                         19
     Listing of Exhibits (cont.)
     ___________________________
          (4.5)     The company is also a party to agreements with respect
                    to other long-term debt in total amount less than 10%
                    of the registrant's consolidated total assets.  The
                    registrant agrees to furnish a copy of such agreements
                    upon request.
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
                    Leibensperger and B. J. Bowling was filed on November 13,
                    1995 with Form 10-Q (Commission File Number 1-1169), and
                    is incorporated herein by reference.
          (10.2)    The Timken Company 1996 Deferred Compensation Plan for
                    officers and other key employees, amended and restated as
                    of April 20, 1999 was filed on May 13, 1999 with Form 10-Q
                    (Commission File Number 1-1169), and is incorporated herein by reference.
          (10.3)    The Timken Company Long-Term Incentive Plan As Amended And
                    Restated As Of December 16, 1999, and approved by share-
                    holders April 18, 2000 was filed as Appendix A to Proxy
                    Statement filed on February 25, 2000 (Commission File
                    Number 1-1169), and is incorporated herein by reference.
          (10.4)    The 1985 Incentive Plan of The Timken Company for Officers
                    and other key employees as amended through December 17,
                    1997 was filed on March 20, 1998 with Form 10-K (Commission
                    File Number 1-1169), and is incorporated herein by
                    reference.
          (10.5)    The form of Severance Agreement entered into with all
                    Executive Officers of the company was filed on March 27,
                    1997 with Form 10-K (Commission File Number 1-1169), and
                    is incorporated herein by reference.  Each differs only as to name and date executed.
          (10.6)    The form of Death Benefit Agreement entered into with all
                    Executive Officers of the company was filed on March 30,
                    1994 with Form 10-K (Commission File Number 1-1169), and is incorporated herein by reference.  Each differs only as to name and date executed.
          (10.7)    The form of Indemnification Agreements entered into with
                    all Directors who are not Executive Officers of the company was filed on April 1, 1991 with Form 10-K (Commission File
                    Number 1-1169), and is incorporated herein by reference.
                    Each differs only as to name and date executed.

    Listing of Exhibits (cont.)                                         20
     ___________________________
                    Management Contracts and Compensation Plans (cont.)
                    ___________________________________________________
          (10.8)    The form of Indemnification Agreements entered into with
                    all Executive Officers of the company who are not Directors of the company was filed on April 1, 1991 with Form 10-K
                    (Commission File Number 1-1169), and is incorporated herein by reference.  Each differs only as to name and date
                    executed.
          (10.9)    The form of Indemnification Agreements entered into with
                    all Executive Officers of the company who are also
                    Directors of the company was filed on April 1, 1991 with
                    Form 10-K (Commission File Number 1-1169), and is
                    incorporated herein by reference.  Each differs only as to name and date executed.
          (10.10)   The form of Employee Excess Benefits Agreement entered into with all active Executive Officers, certain retired
                    Executive Officers, and certain other key employees of the company was filed on March 27, 1992 with Form 10-K
                    (Commission File Number 1-1169), and is incorporated herein by reference.  Each differs only as to name and date
                    executed.
          (10.11)   The Amended and Restated Supplemental Pension Plan of
                    The Timken Company as adopted March 16, 1998 was filed
                    on March 20, 1998 with Form 10-K (Commission File Number
                    1-1169), and is incorporated herein by reference.
          (10.12)   Amendment to the Amended and Restated Supplemental Pension
                    Plan of the Timken Company executed on December 29, 1998
                    was filed on March 30, 1999 with Form 10-K (Commission File
                    Number 1-1169), and is incorporated herein by reference.
          (10.13)   The form of The Timken Company Nonqualified Stock Option
                    Agreement for nontransferable options as adopted on April
                    18, 2000 was filed on May 12, 2000 with Form 10-Q
                    (Commission File Number 1-1169), and is incorporated herein by reference.
          (10.14)   The form of The Timken Company Nonqualified Stock Option
                    Agreement for transferable options as adopted on April 18,
                    2000 was filed on May 12, 2000 with Form 10-Q (Commission
                    File Number 1-1169), and is incorporated herein by
                    reference.
          (10.15)   The form of The Timken Company Nonqualified Stock Option
                    Agreement for special award options as adopted on April 18,
                    2000 was filed on May 12, 2000 with Form 10-Q (Commission
                    File Number 1-1169), and is incorporated herein by
                    reference.
          (10.16)   The Timken Company Deferral of Stock Option Gains Plan
                    effective as of April 21, 1998 was filed on May 14, 1998
                    with Form 10-Q (Commission File Number 1-1169), and is
                    incorporated herein by reference.

                                                                         21
     Listing of Exhibits (cont.)
     ___________________________
                    Management Contracts and Compensation Plans (cont.)
                    ___________________________________________________
          (10.17)   The Consulting Agreement entered into with Joseph F.
                    Toot, Jr., effective January 1, 2001 was filed on March 30,
                    2001 with Form 10-K (Commission File Number 1-1169), and is incorporated herein by reference.
          (10.18)   The form of The Timken Company Performance Share Agreement entered into with W. R. Timken, Jr., R. L. Leibensperger
                    and B. J. Bowling was filed on March 20, 1998 with Form
                    10-K (Commission File Number 1-1169), and is incorporated
                    herein by reference.
          (10.19)   The Timken Company Senior Executive Management Performance
                    Plan effective January 1, 1999, and approved by
                    shareholders April 20, 1999 was filed as Appendix A to
                    Proxy Statement filed on February 29, 1999 (Commission File
                    Number 1-1169), and is incorporated herein by reference.
          (10.20)   The Timken Company Nonqualified Stock Option Agreement
                    entered into with James W. Griffith and adopted on
                    December 16, 1999 was filed on March 29, 2000 with Form
                    10-K (Commission File Number 1-1169), and is incorporated
                    herein by reference.
          (10.21)   The Timken Company Promissory Note entered into with James
                    W. Griffith and dated December 17, 1999 was filed on March
                    29, 2000 with Form 10-K (Commission File Number 1-1169),
                    and is incorporated herein by reference.
          (10.22)   The Timken Company Director Deferred Compensation Plan
                    effective as of February 4, 2000 was filed on May 12, 2000 with Form 10-Q (Commission File Number 1-1169), and is
                    incorporated herein by reference.
          (10.23)   The form of The Timken Company Deferred Shares Agreement as adopted on April 18, 2000 was filed on May 12, 2000 with
                    Form 10-Q (Commission File Number 1-1169), and is
                    incorporated herein by reference.
          (10.24)   Amendment to Employee Excess Benefits Agreement was filed
                    on May 12, 2000 with Form 10-Q (Commission File Number
                    1-1169), and is incorporated herein by reference.
          (10.25)   Consulting agreement entered into with Robert L.
                    Leibensperger was filed on August 11, 2000 with Form 10-Q
                    (Commission File Number 1-1169), and is incorporated herein by reference.
          (10.26)   Consulting agreement entered into with John Schubach was
                    filed on August 11, 2000 with Form 10-Q (Commission File
                    Number 1-1169), and is incorporated herein by reference.

                                                                         22
     Listing of Exhibits (cont.)
     ___________________________
                    Management Contracts and Compensation Plans (cont.)
                    ___________________________________________________
          (10.27)   Consulting Agreement entered into with e-Solutions.biz, LLC
                    (Thomas W. Strouble, Owner and principal) was filed on
                    November 13, 2001 with Form 10-Q (Commission File Number
                    1-1169), and is incorporated herein by reference.
          (10.28)   The form of The Timken Company Nonqualified Stock Option
                    Agreement for nontransferable options without dividend
                    credit as adopted on April 17, 2001 was filed on May 14,
                    2001 with Form 10-Q (Commission File Number 1-1169), and is incorporated herein by reference.
          (10.29)   Retirement Agreement entered into with Stephen A. Perry was filed on May 14, 2001 with Form 10-Q (Commission File
                    Number 1-1169), and is incorporated herein by reference.
          (10.30)   Restricted Shares Agreement entered into with Glenn A.
                    Eisenberg.
          (10.31)   Restricted Shares Agreement entered into with Curt J.
                    Andersson.
          (12)      Ratio of Earnings to Fixed Charges
          (13)      Annual Report to Shareholders for the year ended
                    December 31, 2001, (only to the extent expressly
                    incorporated herein by reference).
          (21)      A list of subsidiaries of the registrant.
          (23)      Consent of Independent Auditors.
          (24)      Power of Attorney
   (b)  Reports on Form 8-K:
                On March 20, 2002, the company filed a Form 8-K regarding
                Other Events and Regulation FD Disclosure, which contained estimated market data and industry trend information relating to a number of industry segments in which the company sells bearing and steel products.  No financial statements were
                filed.
                On February 22, 2002, the company filed a Form 8-K regarding
                Other Events and Regulation FD Disclosure, which contained estimated market data and industry trend information relating to a number of industry segments in which the company sells bearing and steel products.  No financial statements were
                filed.

                                                                         23
     Listing of Exhibits (cont.)
     ___________________________

     (b)  Reports on Form 8-K (cont.):
                On February 19, 2002, the company filed a Form 8-K regarding
                Other Events and Regulation FD Disclosure, which contained a recent development of rating agency activity related to the company's debt ratings.  No financial statements were filed.
                On January 22, 2002, the company filed a Form 8-K regarding
                Other Events and Regulation FD Disclosure, which contained estimated market data and industry trend information relating to a number of industry segments in which the company sells bearing and steel products.  No financial statements were
                filed.
                On December 21, 2001, the company filed a Form 8-K regarding
                Other Events and Regulation FD Disclosure, which contained estimated market data and industry trend information relating to a number of industry segments in which the company sells bearing and steel products.  No financial statements were
                filed.
                On December 19, 2001, the company filed a Form 8-K regarding
                Other Events and Regulation FD Disclosure, which contained a press release announcing Glenn A. Eisenberg's election by the company's board of directors as Executive Vice President -
                Finance and Administration.
                On November 30, 2001, the company filed a Form 8-K regarding
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
                             THE TIMKEN COMPANY
By   /s/ W. R. Timken, Jr.              By  /s/ Gene E. Little
     ________________________________       ________________________________
     W. R. Timken, Jr.,                     Gene E. Little
     Director and Chairman and Chief        Senior Vice President - Finance
     Executive Officer                      (Principal Financial and
                                             Accounting Officer)
Date          March 28, 2002            Date            March 28, 2002
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
Date          March 28, 2002             Date           March 28, 2002
By  /s/ J. Clayburn La Force, Jr.*       By  /s/ W. J. Timken*
    ______________________________           _______________________________
    J. Clayburn La Force, Jr., Director      W. J. Timken           Director
Date          March 28, 2002             Date           March 28, 2002
By  /s/ James W. Griffith*               By /s/ Joseph F. Toot, Jr.*
    ______________________________           _______________________________
    James W. Griffith,    Director           Joseph F. Toot, Jr.    Director
Date          March 28, 2002             Date           March 28, 2002
By  /s/                                  By  /s/ Martin D. Walker*
    ______________________________           _______________________________
    John A. Luke, Jr.     Director           Martin D. Walker       Director
Date          March 28, 2002             Date           March 28, 2002
By  /s/ Robert W. Mahoney*               By  /s/ Jacqueline F. Woods*
    ______________________________           _______________________________
    Robert W. Mahoney     Director           Jacqueline F. Woods,   Director
Date          March 28, 2002             Date           March 28, 2002
By  /s/ Jay A. Precourt*
    ______________________________
    Jay A. Precourt       Director
Date          March 28, 2002
By  /s/ Glenn A. Eisenberg*              By  /s/ Gene E. Little
    ______________________________       ___________________________________
    Glenn A. Eisenberg                   Gene E. Little, attorney-in-fact
    Executive Vice President -           By authority of Power of Attorney
    Finance and Administration           filed as Exhibit 24 hereto
Date          March 28, 2002             Date           March 28, 2002

                           ANNUAL REPORT ON FORM 10-K
                       ITEM 14(a)(1) AND (2), (c) AND (d)
                        LIST OF FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE
                                CERTAIN EXHIBITS
                          FINANCIAL STATEMENT SCHEDULE
                          YEAR ENDED DECEMBER 31, 2001
                               THE TIMKEN COMPANY
                                  CANTON, OHIO

FORM 10-K-ITEM 14(a)(1) AND (2)
THE TIMKEN COMPANY AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of The Timken Company and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 2001, are incorporated by reference in Item 8:
 Consolidated statements of income-Years ended December 31, 2001, 2000 and 1999
 Consolidated balance sheets-December 31, 2001 and 2000
 Consolidated statements of cash flows-Years ended December 31, 2001, 2000 and 1999
 Consolidated statements of shareholders' equity-Years ended December 31, 2001,
  2000 and 1999
 Notes to consolidated financial statements-December 31, 2001
The consolidated financial statement Schedule II-Valuation and qualifying accounts of The Timken Company and subsidiaries is included in Item 14(d).
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         Report of Independent Auditors

To the Board of Directors and Shareholders of
The Timken Company

We have audited the accompanying consolidated balance sheets of The Timken
Company and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001.  Our audits also included the financial statement schedule listed in the index at Item
14(a).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation.
We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Timken Company and subsidiaries at December 31, 2001 and
2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.
Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                          ERNST & YOUNG LLP
Canton, Ohio
January 29, 2002

                                       II--VALUATION AND QUALIFYING ACCOUNTS
                                      THE TIMKEN COMPANY AND SUBSIDIARIES
         COL. A               COL. B                 COL. C                COL. D        COL. E
                                                    Additions
                             Balance at    Charged to   Charged to Other
                            Beginning of    Costs and      Accounts--    Deductions--  Balance at End
       Description             Period       Expenses       Describe         Describe     of Period
                                                     (Thousands of dollars)
Year ended December 31, 2001:
 Reserves and allowances
  deducted from asset accounts:
   Allowance for
     uncollectible accounts $ 11,259      $ 10,025 (1)                   $  6,308 (3)    $ 14,976
   Valuation allowance
     on deferred tax assets   18,084        20,219 (2)                      3,547 (4)      34,756
                              ______        ______                         ______          ______
                            $ 29,343      $ 30,244                       $  9,855        $ 49,732
                              ======        ======                         ======          ======
Year ended December 31, 2000:
 Reserves and allowances
  deducted from asset accounts:
   Allowance for
     uncollectible accounts $  9,497      $  2,406 (1)                   $    644 (3)    $ 11,259
   Valuation allowance
     on deferred tax assets   15,041        11,543 (2)                      8,500 (4)      18,084
                              ______        ______                         ______          ______
                            $ 24,538      $ 13,949                       $  9,144        $ 29,343
                              ======        ======                         ======          ======
Year ended December 31, 1999:
 Reserves and allowances
  deducted from asset accounts:
   Allowance for
     uncollectible accounts $  7,949      $  2,963 (1)                   $  1,415 (3)    $  9,497
   Valuation allowance
     on deferred tax assets   14,367         1,407 (2)                        733 (4)      15,041
                              ______        ______                         ______          ______
                            $ 22,316      $  4,370                       $  2,148        $ 24,538
                              ======        ======                         ======          ======
(1)  Provision for uncollectible accounts included in expenses.
(2)  Increase in valuation allowance is recorded as a component of the provision for income taxes.
(3)  Actual accounts written off against the allowance--net of recoveries.
(4)  Reduction in valuation allowance due to utilization of foreign net operating losses previously reserved or write-off of deferred tax assets that are not realizable in future years.