Form 10-Q
period 2002-03-31
TIMKEN CO
filed 2002-05-14
CIK 98362

                                                                           1.
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.   20549
                            FORM 10Q
[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934 for the quarterly period
   ended March 31, 2002
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

Common shares outstanding at March 31, 2002, 59,968,725.

PART I.  FINANCIAL INFORMATION                                             2.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
                                                          Mar 31       Dec 31
                                                           2002         2001
ASSETS                                                 ----------    ----------
Current Assets                                          (Thousands of dollars)
Cash and cash equivalents...........................      $17,050       $33,392
Accounts receivable, less allowances,
(2002-$14,848; 2001-$14,976)........................      356,718       307,759
Refundable income taxes.............................       15,092        15,103
Deferred income taxes...............................       43,148        42,895
Inventories (Note 2) ...............................      446,366       429,231
                                                       ----------    ----------
          Total Current Assets......................      878,374       828,380
Property, plant and equipment.......................    2,963,958     2,971,793
 Less allowances for depreciation...................    1,682,919     1,666,448
                                                       ----------    ----------
                                                        1,281,039     1,305,345
Costs in excess of net assets of acquired business
 (Note 8)...........................................      148,431       150,041
Intangible pension asset............................      136,118       136,118
Intangible assets (Note 8)..........................        5,075         5,058
Deferred income taxes...............................       16,704        27,164
Other assets........................................       89,531        80,978
                                                       ----------    ----------
      Total Assets..................................   $2,555,272    $2,533,084
                                                       ==========    ==========
LIABILITIES
Current Liabilities
Accounts payable and other liabilities..............     $265,156      $258,001
Short-term debt and commercial paper................      153,824       128,864
Accrued expenses....................................      253,387       254,291
                                                       ----------    ----------
          Total Current Liabilities.................      672,367       641,156
Noncurrent Liabilities
Long-term debt (Note 3) ............................      367,279       368,151
Accrued pension cost................................      304,423       317,297
Accrued postretirement benefits cost................      410,269       406,568
Other noncurrent liabilities........................       17,631        18,177
                                                       ----------    ----------
          Total Noncurrent Liabilities..............    1,099,602     1,110,193
Shareholders' Equity (Note 4)
Common stock........................................      249,894       248,863
Earnings invested in the business...................      758,809       757,410
Accumulated other comprehensive income (loss).......     (225,400)     (224,538)
                                                       ----------    ----------
          Total Shareholders' Equity................      783,303       781,735
      Total Liabilities and Shareholders' Equity....   $2,555,272    $2,533,084
                                                       ==========    ==========

PART I.  FINANCIAL INFORMATION Continued                                   3.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                         Three Months Ended
                                                        Mar 31        Mar 31
                                                         2002          2001
                                                      ----------    ----------
                                  (Thousands of dollars, except per share data)
Net sales..........................................   $  615,757    $  661,516
Cost of products sold..............................      497,115       543,502
                                                      ----------    ----------
   Gross Profit....................................      118,642       118,014
Selling, administrative and general expenses.......       85,992        96,538
Impairment and restructuring charges (Note 5)......        3,057         7,907
                                                      ----------    ----------
   Operating Income................................       29,593        13,569
Interest expense...................................       (8,035)       (8,894)
Interest income....................................          380           489
Other expense......................................       (7,468)       (1,210)
                                                      ----------    ----------
   Income Before Income Taxes......................       14,470         3,954
Provision for income taxes (Note 6)................        5,282         1,732
                                                      ----------    ----------
   Net Income......................................   $    9,188    $    2,222
                                                      ==========    ==========
   Earnings Per Share * ...........................        $0.15         $0.04
   Earnings Per Share  - assuming dilution **......        $0.15         $0.04
   Dividends Per Share.............................        $0.13         $0.18
                                                      ==========    ==========
*  Average shares outstanding......................   59,914,680    59,981,237
** Average shares outstanding - assuming dilution..   60,395,183    60,122,806

PART I.  FINANCIAL INFORMATION Continued                                   4.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                         Three Months Ended
Cash Provided (Used)                                     Mar 31      Mar 31
                                                          2002        2001
                                                        --------    --------
OPERATING ACTIVITIES                                   (Thousands of dollars)
Net Income.............................................  $ 9,188     $ 2,222
Adjustments to reconcile net income to net cash
provided by operating activities:
 Depreciation and amortization.........................   36,762      37,898
 Provision (credit) for deferred income taxes..........   29,435      (2,725)
 Stock issued in lieu of cash to employee benefit
  plans ...............................................    1,031         106
 Change in impairment and restructuring charges - net..   (6,671)      4,225
 Changes in operating assets and liabilities:
  Accounts receivable..................................  (49,862)    (54,854)
  Inventories..........................................  (17,128)     (7,491)
  Other assets.........................................   (7,526)    (11,221)
  Accounts payable and accrued expenses................  (11,510)      9,659
  Foreign currency translation.........................     (465)      2,876
                                                         -------     -------
   Net Cash Used by Operating Activities...............  (16,746)    (19,305)
INVESTING ACTIVITIES
 Purchases of property, plant and equipment - net......  (10,439)    (14,848)
 Acquisitions..........................................   (6,751)     (1,170)
                                                         -------     -------
   Net Cash Used by Investing Activities...............  (17,190)    (16,018)
FINANCING ACTIVITIES
 Cash dividends paid to shareholders...................   (7,789)    (10,798)
 Purchase of treasury shares - net.....................      -           505
 Payments on long-term debt............................   (1,727)       (884)
 Proceeds from issuance of long-term debt..............      -            18
 Short-term debt activity - net........................   27,498      55,701
                                                         -------     -------
   Net Cash Provided by Financing Activities...........   17,982      44,542
Effect of exchange rate changes on cash................     (388)     (1,274)
(Decrease) increase in Cash and Cash Equivalents.......  (16,342)      7,945
Cash and Cash Equivalents at Beginning of Period.......   33,392      10,927
                                                         -------     -------
Cash and Cash Equivalents at End of Period.............  $17,050     $18,872
                                                         =======     =======

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                         5.
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
annual report on Form 10-K for the year ended December 31, 2001.  Certain amounts have been reclassified to conform with current year presentation.
                                                           3/31/02    12/31/01
Note 2 -- Inventories                                     --------   ---------
                                                         (Thousands of dollars)
Finished products                                         $183,457    $180,533
Work-in-process and raw materials                          226,066     212,040
Manufacturing supplies                                      36,843      36,658
                                                          --------    --------
                                                          $446,366    $429,231
                                                          ========    ========
An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.
Accordingly, interim LIFO calculations must necessarily be based on manage-
ment's estimates of expected year-end inventory levels and costs.  Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.
Note 3 -- Long-term Debt                                   3/31/02    12/31/01
(Thousands of dollars)                                    --------   ---------
State of Ohio Pollution Control Revenue Refunding Bonds,
   maturing on July 1, 2003.  The variable interest
   rate is tied to the bank's tax exempt weekly interest
   rate.  The rate at March 31, 2002 is 1.55%.             $17,000     $17,000
State of Ohio Water Development Revenue Refunding
   Bond, maturing on May 1, 2007.  The variable interest
   rate is tied to the bank's tax exempt weekly interest
   rate. The rate at March 31, 2002 is 1.50%.                8,000       8,000
State of Ohio Air Quality and Water Development Revenue
   Refunding Bonds, maturing on November 1, 2025.  The
   variable interest rate is tied to the bank's tax
   exempt weekly interest rate.  The rate at
   March 31, 2002 is 1.40%.                                 21,700      21,700
State of Ohio Water Development Authority Solid Waste
   Revenue Bonds, maturing on July 1, 2032.  The
   variable interest rate is tied to the bank's tax
   exempt weekly interest rate.  The rate at
   March 31, 2002 is 1.55%.                                 24,000      24,000
Fixed Rate Medium-Term Notes, Series A, due at various
   dates through May, 2028 with interest rates ranging
   from 6.20% to 7.76%.                                    327,000     327,000
Other                                                       11,059      12,885
                                                          --------    --------
                                                           408,759     410,585
Less:  Current Maturities                                   41,480      42,434
                                                          --------    --------
                                                          $367,279    $368,151
                                                          ========    ========

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)
Continued                                                                  6.

Note 4 -- Shareholders' Equity                    3/31/02  12/31/01
                                                 --------  --------
Class I and Class II serial preferred stock    (Thousands of dollars)
without par value:
   Authorized -- 10,000,000 shares each class
   Issued - none                                 $   -     $   -
Common Stock without par value:
   Authorized -- 200,000,000 shares
   Issued (including shares in treasury)
      2002 - 63,082,626 shares
      2001 - 63,082,626 shares
   Stated Capital                                  53,064    53,064
   Other paid-in capital                          255,172   256,423
Less cost of Common Stock in treasury
      2002 - 3,113,901 shares
      2001 - 3,226,544 shares                      58,342    60,624
                                                 --------  --------
                                                 $249,894  $248,863
                                                 ========  ========

An analysis of the change in capital and earnings invested in the business is as follows:
                                               Common Stock       Earnings    Accumulated
                                                        Other     Invested       Other
                                              Stated   Paid-In     in the    Comprehensive   Treasury
                                             Capital   Capital    Business        Loss         Stock       Total
                                             -------   --------   --------     ----------    --------   ----------
                                                                    (Thousands of dollars)
Balance December 31, 2001                    $53,064   $256,423   $757,410      ($224,538)   ($60,624)  $  781,735
Net Income                                                           9,188                                   9,188
Foreign currency translation adjustment                                            (2,389)                  (2,389)
Change in fair value of derivative
  financial instruments                                                             2,299                    2,299
Reclassification adjustments - contract
  settlements                                                                        (772)                    (772)
                                                                                                        ----------
Total comprehensive income                                                                                   8,326
Dividends  - $0.13 per share                                        (7,789)                                 (7,789)
Issuance of 112,644 shares from treasury
 related to stock option and employee
 benefit plans                                           (1,251)                                2,282        1,031
                                             -------   --------   --------     ----------   ---------   ----------
Balance March 31, 2002                       $53,064   $255,172   $758,809      ($225,400)   ($58,342)    $783,303
                                             =======   ========   ========     ==========   =========   ==========
The total comprehensive loss for the three months ended March 31, 2001 was $10,220,000.

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                          7.
Continued
Note 5 -- Impairment and Restructuring Charges
In April 2001, the company announced a strategic global refocusing of its manu-
facturing operations to establish a foundation for accelerating the company's growth initiatives.  This second phase of the company's transformation includes creating focused factories for each product line or component, replacing specific manufacturing processes with state-of-the-art processes through the company's global supply chain, rationalize production to the lowest total cost plants in the company's global manufacturing system and implementing lean manu-
facturing process redesign.  The company also announced its intention to close bearing plants in Columbus, Ohio and Duston, England, and to sell a tooling plant in Ashland, Ohio.  To implement these actions, the company is expecting to take approximately $100 - $110 million in severance, impairment and implementation charges from 2001 through the end of 2002.
As a result of the market weakness experienced in 2001, the company accelerated this strategic refocusing of its manufacturing operations.  The Columbus bearing plant ceased manufacturing operations in November 2001 while the Duston plant is expected to cease manufacturing operations in September 2002.  The company announced additional cost-saving actions in August 2001.  The company took steps to further reduce capital spending, delay or scale back certain projects and reduce salaried employment.
The company targeted an annualized pretax rate of savings of approximately
$100 million by the end of 2004 as a result of this program.  As of March 31,
2002, the company achieved estimated annual savings of $35 million.
The following chart details the breakdown by segment of the $3.0 million in restructuring and impairment charges incurred during the first quarter ended
March 31, 2002 (in millions of dollars):
                                       Auto     Industrial    Steel     Total
Restructuring:                        -------   ----------   -------   -------
Separation costs                      $   0.4   $      0.4   $   0.2   $   1.0
Exit costs                                0.5          -         -         0.5
                                      -------   ----------   -------   -------
                                      $   0.9   $      0.4   $   0.2   $   1.5
Impaired assets:
Property, plant and equipment         $   1.0   $      0.5   $   -     $   1.5
                                      -------   ----------   -------   -------
                                      $   1.9   $      0.9   $   0.2   $   3.0
                                      =======   ==========   =======   =======
The first quarter of 2002 automotive impaired assets charge related to the
Duston plant closure and the impaired assets charge for industrial related to the Columbus plant closure.  The majority of the automotive and industrial restructuring costs also related to the Duston and Columbus plant closures, respectively.  Implementation charges for the quarter ended March 31, 2002 totaled $5.1 million classified as cost of products sold ($2.3 million) and selling, administrative and general expenses ($2.8 million).

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                          8.
Continued
Note 5 -- Impairment and Restructuring Charges (continued)
Cumulative restructuring and impairment charges related to the second phase of restructuring by segment as of March 31, 2002 are as follows (in millions of dollars):
                                       Auto     Industrial    Steel     Total
Restructuring:                        -------   ----------   -------   -------
Separation costs                      $  26.3   $      4.0   $   1.5   $  31.8
Exit costs                                0.9          1.0       -         1.9
                                      -------   ----------   -------   -------
                                      $  27.2   $      5.0   $   1.5   $  33.7
Impaired assets:
Property, plant and equipment         $   2.1   $      0.9   $   -     $   3.0
Special Charges:
SFAS 88/106 curtailment               $   -     $     15.1   $   -     $  15.1
                                      -------   ----------   -------   -------
                                      $  29.3   $     21.0   $   1.5   $  51.8
                                      =======   ==========   =======   =======
Cumulative implementation charges related to the second phase of restructuring as of March 31, 2002 totaled $13.1 million classified as cost of products sold
($6.4 million) and selling, administrative and general expenses ($6.7 million).
As of March 31, 2002, the remaining severance accrual balance was $14.7 million.
This was the result of $1.0 million in additional expense incurred during the first quarter, of which $0.4 million was paid and expensed when incurred.
Total payments made during the first quarter of 2002 totaled $7.3 million.
Since the announcement in April 2001, 1,131 associates left the company as of
March 31, 2002.  Of that number, 855 people were from the Duston and Columbus plants, Canton bearing plants, Canadian Timken Ltd., and associates included in the worldwide salaried workforce for whom severance has been paid.  The remaining 276 associates have retired or voluntarily left the company as of
March 31, 2002 and their positions have been eliminated.

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)
Continued                                                                  9.
Note 6 -- Income Tax Provision       Three Months Ended
                                     Mar 31      Mar 31
                                      2002        2001
                                    --------    --------
                 U.S.              (Thousands of dollars)
                    Federal          $ 4,219     $  (805)
                    State & Local        730        (112)
                 Foreign                 333       2,649
                                     -------     -------
                                     $ 5,282     $ 1,732
                                     =======     =======
Although the effective tax rate as of March 31, 2002 continues to exceed the
U.S. statutory tax rate due to state and local taxes and current foreign losses reserved for a lack of expected tax benefit, the tax rate has decreased from the first quarter of 2001.  This decrease is primarily the result of current utilization of previously reserved foreign losses generated in prior years and a decrease in current year foreign losses for which a tax benefit reserve is required.
Note 7 -- Segment Information
(Thousands of Dollars)                          Three Months Ended
                                                March 31   March 31
                                                  2002       2001
Automotive Bearings                             --------   --------
  Net sales to external customers               $203,696   $194,257
  Depreciation and amortization                    8,574      8,936
  Goodwill amortization                              -           23
  Impairment and restructuring                     1,932         82
  Earnings (loss) before interest and taxes       11,213     (1,986)
Industrial Bearings
  Net sales to external customers               $212,940   $241,994
  Depreciation and amortization                   11,261     10,987
  Goodwill Amortization                              -        1,208
  Impairment and restructuring                       956      7,393
  (Loss) earnings before interest and taxes         (606)     4,774
Steel
  Net sales to external customers               $199,121   $225,265
  Intersegment sales                              39,273     42,477
  Depreciation and amortization                   16,927     16,431
  Goodwill Amortization                              -          313
  Impairment and restructuring                       169        432
  Earnings before interest and taxes              11,950      9,282
Profit Before Taxes
  Total EBIT for reportable segments              22,557     12,070
  Interest expense                                (8,035)    (8,894)
  Interest income                                    380        489
  Intersegment adjustments                           432        289
  Income before income taxes                      14,470      3,954

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                          10.
Continued
Note 8 - Change in Method of Accounting
Effective January 2002, the company adopted Statement of Financial Accounting
Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets."  In
accordance with SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment.  The application of the nonamortization provisions is expected to result in an increase in annual net income of $6.1 million, of which $1.5 million is related to the first quarter.  Changes in the estimated useful lives of intangible assets will not result in a material change to net income.  Intangible assets that are separable and have a definite life will continue to be amortized over the estimated useful lives.
As part of the adoption, the company evaluated the impairment of indefinite lived intangible assets and determined that none were impaired based on estimations in market value.  Fair value of each of the company's five reporting units was determined by discounted cash flows and validated with various market-comparable approaches.  It was determined that the fair value of the Industrial and Aerospace reporting units exceeded the book value.  However, the book value exceeded the fair value for the Automotive, Consolidated Steel and Specialty Steel reporting units.  Based on preliminary results, which are currently under review, the company estimates the transitional impairment loss to be between $25 - $30 million, the majority of which is primarily related to the Steel Business.  Once the review has been completed, the related transitional impairment loss is expected to be recorded in the second quarter of 2002 as a non-cash charge and reflected as the cumulative effect of a change in accounting principle.
Prior to the adoption of SFAS No. 142, amortization expense was recorded for goodwill and other intangible assets.  The following table reflects reported net income for the first quarter of 2001 adjusted for purposes of comparison:
(Thousands of Dollars)                               Three Months Ended
                                                     March 31   March 31
                                                       2002       2001
                                                     --------   --------
  Reported net income                                $  9,188   $  2,222
  Plus:  Goodwill and indefinite lived intangible
         asset amortization                               -        1,555
                                                     --------   --------
  Adjusted net income                                $  9,188   $  3,777
                                                     ========   ========

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                          11.
Continued
Note 8 - Change in Method of Accounting (continued)
                                                     Three Months Ended
                                                     March 31   March 31
                                                       2002       2001
                                                     --------   --------
Earnings per share (basic and diluted):
  Reported net income                                $   0.15   $   0.04
  Plus:  Goodwill and indefinite lived intangible
         asset amortization, net of tax                  0.00       0.03
                                                     --------   --------
  Adjusted net income                                $   0.15   $   0.07
The changes in the carrying amount of goodwill and indefinite lived intangible assets for the quarter ended March 31, 2002 are as follows:

(Thousands of Dollars)             Balance                             Balance
                                   12/31/01    Reclass      Other      3/31/02
                                   --------   ----------   --------   --------
Goodwill:
Automotive                         $  1,577   $     -      $    (56)  $  1,521
Industrial                          120,426      (1,219)       (258)   118,949
Steel                                28,038         -           (77)    27,961
                                   --------   ----------   ---------  --------
                                   $150,041   $  (1,219)   $   (391)  $148,431
The indefinite lived intangible assets are immaterial.
The following table displays intangible assets subject to amortization, and not subject to amortization as of March 31, 2002 and December 31, 2001:

(Thousands of Dollars)                      As of March 31, 2002
                                      Gross                       Net
                                     Carrying    Accumulated   Carrying
                                      Amount     Amortization   Amount
                                     --------    ------------  --------
Amortized intangible assets:
Industrial trademarks                $    541     $       294  $    247
Industrial land use rights              4,484             777     3,707
Industrial know-how transfer              416             343        73
                                     --------     -----------  --------
                                     $  5,441     $     1,414  $  4,027
                                     ========     ===========  ========
Unamortized intangible assets:
Goodwill                             $148,431     $       -    $148,431
Automotive land use rights                104             -         104
Industrial license agreements             944             -         944
                                     --------     -----------  --------
                                     $149,479     $       -    $149,479
                                     ========     ===========  ========
Total Intangible Assets              $154,920     $     1,414  $153,506
                                     ========     ===========  ========

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                          12.
Continued
Note 8 - Change in Method of Accounting (continued)
                                          As of December 31, 2001
                                      Gross                       Net
                                     Carrying    Accumulated   Carrying
                                      Amount     Amortization   Amount
                                     --------    ------------  --------
Amortized intangible assets:
Industrial trademarks                $    532     $       289  $    243
Industrial land use rights              4,484             798     3,686
Industrial know-how transfer              417             341        76
                                     --------     -----------  --------
                                     $  5,433     $     1,428  $  4,005
                                     ========     ===========  ========
Unamortized intangible assets:
Goodwill                             $197,329     $    47,288  $150,041
Automotive land use rights                108             -         108
Industrial license agreements           1,042              97       945
                                     --------     -----------  --------
                                     $198,479     $    47,385  $151,094
                                     ========     ===========  ========
Total Intangible Assets              $203,912     $    48,813  $155,099
                                     ========     ===========  ========
Amortization expense for intangible assets was approximately $72,000 for the three months ended March 31, 2002, and is estimated to be approximately
$342,000 annually for the next five fiscal years.

                                                                            13.
Management's Discussion and Analysis of Financial Condition and Results of
Operations
Results of Operations
---------------------
The Timken Company reported net sales of $615.8 million for the first quarter of 2002, a decrease of 6.9% from $661.5 million in the first quarter of 2001.
The company reported net income of $9.2 million for the first quarter of 2002, compared to net income of $2.2 million in the same quarter a year ago.  In the first quarter of 2002, the company incurred total pretax restructuring and implementation charges of $8.1 million.  These charges included $3.0 million related to impairment and restructuring charges and $5.1 million related to implementation expenses, which were reflected in the company's cost of products sold and selling, administrative and general expenses for the quarter.  The first quarter of 2001 included pretax charges of $12.5 million.  Of this,
$7.9 million represented impairment and restructuring charges and $4.6 million represented implementation charges.  In addition, net income for the first quarter of 2002 was favorably impacted by the non-amortization of goodwill, which was $1.5 million in first quarter of 2001.
Despite lower sales, the company's first quarter 2002 earnings increased compared to a year ago.  U.S. automotive sales, especially in the light truck and SUV segment, continued at a robust level and contributed to the company's higher earnings in the first quarter of 2002.  Sales increased 7% from the depressed levels experienced in the fourth quarter of 2001.  Industrial markets around the world, while stabilizing, have shown few signs of recovery.  The
Steel business benefited from the strong shipments made to automotive customers during the first quarter of 2002, while shipments to customers in other industries were lower compared to first quarter of 2001.  The company's higher performance in the first quarter of 2002 also reflected cost reductions achieved through its ongoing restructuring of manufacturing operations and lower administrative spending levels.
Gross profit was $118.6 million (19.2% of net sales) in the first quarter of
2002, compared to $118.0 million (17.8% of net sales) in the first quarter of
2001.  Although sales volume in the first quarter of 2002 was lower compared to the same period a year ago, gross profit performance increased as a result of the company's manufacturing strategy initiatives and cost containment.  In addition, the first quarter 2002 gross profit was favorably impacted by the non-amortization of goodwill, which was $1.5 million in first quarter of 2001.
Selling, administrative and general expenses were $86.0 million (14.0% of net sales) in the first quarter of 2002, compared to $96.5 million (14.6% of net sales) recorded in the same quarter a year ago.  The decrease in expense resulted from savings related to the salaried workforce reduction, reduced expense incurred for performance-based pay and continuing focused control on discretionary spending.
In April 2001, the company announced a strategic global refocusing of its manu-
facturing operations to establish a foundation for accelerating the company's growth initiatives.  This second phase of the company's transformation includes creating focused factories for each product line or component, replacing specific manufacturing processes with state-of-the-art processes through the

                                                                           14.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
company's global supply chain, rationalizing production to the lowest total cost plants in the company's global manufacturing system and implementing lean manufacturing process redesign.  The company also announced its intention to close bearing plants in Columbus, Ohio and Duston, England, and to sell a tooling plant in Ashland, Ohio.  To implement these actions, the company is expecting to take approximately $100 - $110 million in severance, impairment and implementation charges from 2001 through the end of 2002.
As a result of the market weakness experienced in 2001, the company accelerated this strategic  refocusing of its manufacturing operations.  The Columbus bearing plant ceased manufacturing operations in November 2001 while the Duston plant is expected to cease manufacturing operations by September 2002.  The company announced additional cost-saving actions in August 2001.  The company took steps to further reduce capital spending, delay or scale back certain projects and reduce salaried employment.
The company targeted an annualized pretax rate of savings of approximately
$100 million by the end of 2004 as a result of this program.  Through March 31,
2002, the company achieved estimated annual savings of $35 million.
The following chart details the breakdown by segment of the $3.0 million in restructuring and impairment charges incurred during the first quarter ended
March 31, 2002 (in millions of dollars):
                                Auto       Industrial      Steel       Total
Restructuring:                 -------     ----------      ------     -------
Separation costs               $   0.4     $      0.4      $  0.2     $   1.0
Exit costs                         0.5             -           -          0.5
                               -------     ----------      ------     -------
                               $   0.9     $      0.4      $  0.2     $   1.5
Impaired assets:
Property, plant and equipment  $   1.0     $      0.5      $   -      $   1.5
                               -------     ----------      ------     -------
                               $   1.9     $      0.9      $  0.2     $   3.0
                               =======     ==========      ======     =======
The first quarter of 2002 Automotive Bearings Business impaired assets charge related to the Duston plant closure and the impaired assets charge for the
Industrial Bearings Business related to the Columbus plant closure.  The majority of the Automotive and Industrial restructuring costs also related to the Duston and Columbus plant closures, respectively.  Implementation charges for the quarter ended March 31, 2002 totaled $5.1 million, classified as cost of products sold of $2.3 million and selling, administrative and general expenses of $2.8 million.

                                                                           15.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
Cumulative restructuring and impairment charges related to the second phase of restructuring by segment as of March 31, 2002 are as follows (in millions of dollars):
                                Auto      Industrial       Steel       Total
Restructuring:                 -------    ----------       ------     -------
Separation costs               $  26.3    $      4.0       $  1.5     $  31.8
Exit costs                         0.9           1.0           -          1.9
                               -------    ----------       ------     -------
                               $  27.2    $      5.0       $  1.5     $  33.7
Impaired assets:
Property, plant and equipment  $   2.1    $      0.9       $   -      $   3.0
Special Charges:
SFAS 88/106 curtailment        $    -     $     15.1       $   -      $  15.1
                               -------    ----------       ------     -------
                               $  29.3    $     21.0       $  1.5     $  51.8
                               =======    ==========       ======     =======
Cumulative implementation charges related to the second phase of restructuring as of March 31, 2002 totaled $13.1 million, classified as cost of products sold of $6.4 million and selling, administrative and general expenses of
$6.7 million.  As of March 31, 2002, the remaining severance accrual balance was $14.7 million including $1.0 million in additional expense incurred during the first quarter, of which $0.4 million was paid and expensed when incurred.
Total payments made during the first quarter of 2002 totaled $7.3 million.
Since the announcement in April 2001, 1,131 associates left the company as of
March 31, 2002.  Of that number, 855 people were from the Duston and Columbus plants, Canton bearing plants, Canadian Timken Ltd., and associates included in the worldwide salaried workforce for whom severance has been paid.  The remaining 276 associates retired or voluntarily left the company as of
March 31, 2002 and their positions have been eliminated.
Other expense reflected higher expense in the first quarter of 2002 compared to the same period a year ago, primarily due to one-time charges related to legal expenses and loss on sale of fixed assets.  In addition, the first quarter of
2001 reflected a one-time gain on disposal of land of $1.7 million.
Although the effective tax rate as of March 31, 2002 continues to exceed the
U.S. statutory tax rate due to state and local taxes and certain foreign losses reserved for a lack of expected tax benefit, the tax rate has decreased from the first quarter of 2001.  This decrease is primarily the result of current utilization of previously reserved foreign losses generated in prior years and a decrease in current year foreign losses for which a tax benefit reserve is required.  The tax provision for the three months ended March 31,
2002 was not impacted by the Job Creation and Worker Assistance Act of 2002.

                                                                           16.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
Automotive Bearings
The Automotive Bearings Business includes products for passenger cars, light and heavy trucks and trailers.  Global Automotive Bearings' sales for the first quarter of 2002 increased 4.8% to $203.7 million, from $194.3 million in the first quarter of 2001.  This increase reflected continued strength in vehicle production in North America and new automotive platforms launched using Timken products.  North American passenger car production is up slightly from 2001, while production in Europe is weaker.  North American light truck production is up 8% from 2001.  Although it is projected that light truck production could increase 3% for the year, this projection could be impacted by gasoline prices driven by the current situations in the Middle East and South America.  Medium and heavy truck production globally continues to be weak.  In North America, production is down 20% versus 2001.  For 2002, North American production is expected to increase 12% over 2001 levels, which is approximately 35% below
2000.  In the near-term, North American demand for heavy trucks is being favorably impacted by the October 1, 2002 emissions change.  Latin American automotive markets are being negatively impacted by the current economic and political situations in that region.
Excluding $4.1 million and $0.4 million in restructuring and implementation charges and goodwill amortization for the first quarters of 2002 and 2001, respectively, and before interest and taxes, Automotive Bearings' had earnings of $15.3 million, compared to a loss of $1.6 million in 2001's first quarter.
Adjusted for these charges, Automotive Bearings' had EBIT of $11.2 million, compared with a loss before interest and taxes of $2.0 million in the first quarter of 2001.  The increase in EBIT resulted from increased sales volume compared to the same period a year ago, increased plant utilization and efficiencies enhanced by the manufacturing strategy and salaried cost reduction initiatives and aggressive business cost control.
Automotive Bearings' selling, administrative and general expenses in the first quarter of 2002 were approximately 13% lower compared to the same period a year ago. This was the result of savings realized from the salaried cost reduction initiatives, focused business cost spending and reduction in expense incurred for performance-based pay.
Industrial Bearings
The Industrial Bearings Business includes industrial, rail, aerospace and super precision products as well as emerging markets in China, India and Central and
Eastern Europe.  Industrial Bearings' net sales were $212.9 million, a decrease of 12% below the first quarter 2001 net sales of $242.0 million.  North American and European industrial markets are weaker than a year ago, and orders for industrial bearings have not risen appreciably from very low levels in the fourth quarter of 2001.  Sales to North American rail customers continue to decrease significantly.  Rail car build has decreased from 31,000 cars in 2001 to a forecasted 15,000 in 2002.  First quarter 2001 rail car build was 8,400 compared to only 2,600 for first quarter of 2002.  Rail markets are expected to

                                                                           17.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
remain depressed.  The company anticipates that industrial markets will start to improve in the second half of 2002.  While aerospace activity has stabilized since the events of September 11, the aerospace customer demand remains depressed as anticipated, and is approximately 25% lower compared to the same quarter a year ago.  While there has been some select improvement noticed in the commercial business, the military business has not demonstrated the demand previously anticipated.  In general, aerospace customers have been slow to in-
crease deliveries both in the U.S. and Europe.  Revenues for the first quarter of 2002 reflect the lower passenger traffic and the reduced aircraft build rates.
Excluding $3.8 million and $11.8 million in restructuring and implementation charges and goodwill amortization for the first quarters of 2002 and 2001, respectively, Industrial Bearings' EBIT was $3.2 million, down from
$16.6 million in first quarter of 2001.  Including these charges, Industrial
Bearings' EBIT for the first quarter was a loss of $0.6 million, compared to
$4.8 million in the first quarter of 2001.  The decline in EBIT reflected lower sales to North American industrial, rail and super precision customers.
Although the business noted increased plant utilization, efficiencies enhanced by the manufacturing strategy and salaried cost reduction initiatives as well as aggressive business cost control, the benefits were exceeded by the reduced volume impact.
Industrial Bearings' selling, administrative and general expenses in the first quarter of 2002 were 12% lower compared to the same period a year ago. This was the result of savings realized from the salaried cost reduction initiatives, focused business cost spending and reduction in expense incurred for performance-based pay.
Steel
Steel's net sales, including intersegment sales, decreased 11% to
$238.4 million from $267.7 million a year ago.  Although sales in the first quarter of 2002 were lower compared to the same period a year ago, a 10%
increase was noted from the fourth quarter's depressed sales levels.
Automotive sales in the first quarter of 2002 increased 17% compared to first quarter of 2001.  However, sales to other customers continue to be sluggish.
Sales to the bearing industry, other than automotive suppliers, were weak and sales to industrial customers decreased 4% compared to the same period a year ago.  While aerospace sales increased 27% compared to first quarter of 2001, sales to oil country and steel service center customers decreased over 50%.
In general, steel demand across most business sectors is expected to remain weak through the second quarter of 2002.  While the automotive segment is expected to remain strong through the second quarter of 2002, there is uncertainty regarding the continuation of strong automotive demand in the second half of the year.  Although aerospace sales were higher than the first quarter of 2001, the company expects sales will drop as customers cut production of passenger planes.
Excluding Steel's portion of the restructuring and implementation charges of
$0.2 million, Steel's EBIT for the first quarter of 2002 was $12.2 million.

                                                                           18.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)

This compares with EBIT of $11.0 million in the first quarter of 2001, excluding restructuring and implementation charges and goodwill amortization of
$1.7 million.  Including these charges, Steel EBIT was $12.0 million, compared to $9.3 million a year ago.  Increase in EBIT was the result of continuing cost-control actions.  The business has reduced purchasing costs through a combination of price reductions, substitute products and reduced consumption.
Compared to the first quarter of 2001, the cost for scrap, alloy and energy decreased and contributed to the improved EBIT performance for the first three months of 2002.  Although plant capacity utilization improved from the very low levels noted in the fourth quarter of 2001, the capacity utilization for the first quarter of 2002 was slightly lower compared to the same period a year ago.  The Steel business announced price increases on selected bar products during the first quarter of 2002.
Steel's selling, administrative and general expenses in the first quarter of
2002 decreased by approximately $1.3 million compared to the same period a year ago.  The majority of the decrease related to a reduction of expense in first quarter 2002 related to performance-based pay and controlled business cost spending.
Financial Condition
-------------------
Total assets as shown on the Consolidated Condensed Balance Sheets increased by approximately $22 million from December 31, 2001.  Inventory balances at the end of the first quarter of 2002 increased approximately 4% compared to year-
end 2001 levels.  The company's number of days' supply in inventory as of
March 31, 2002 was 111 days compared to 105 days as of December 31, 2001.
Total Bearings' number of days' supply in inventory increased five days while
Steel's inventory increased seven days.  The increase in Bearings' inventories was primarily impacted by the higher automotive sales volume anticipated early in the second quarter and the acquired inventory of an industrial equipment facility located in Niles, Ohio.  This acquisition was completed in March 2002.
The increase in Steel's inventories was a result of the increase in operating levels to meet increased demand in second quarter of 2002.  Accounts receivable have increased by $49.0 million since December 31, 2001.  The increase is due primarily to the timing of customer payments and increase in sales levels compared to the fourth quarter of 2001.  The number of days' sales in receivables at March 31, 2002 was comparable to December 31, 2001, which was
51 days.  Although the accounts receivable balance increased from December 31,
2001, the first quarter 2002's customer sales average increased significantly from the fourth quarter 2001's depressed sales levels.
As shown on the Consolidated Condensed Statement of Cash Flows, the increase in inventories used $17.1 million of cash during the first three months of 2002.
The increase in other assets used $7.5 million in cash during the first quarter of 2002, primarily resulting from the company funding the e-business joint ventures and other affiliations.  Accounts payable and accrued expenses used
$11.5 million of cash in the first three months of 2002, primarily as a result of significant pension contributions made during the quarter, which were offset by the adjustment for non-cash transactions related to accrued pensions and restructuring.  Purchases of property, plant and equipment, net used
$10.4 million of cash in the first three months of 2002, below the
$14.8 million spent during the same period in 2001.

                                                                           19.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
The 39.9% debt-to-total-capital ratio at March 31, 2002 was higher than the
38.9% at year-end 2001.  Debt increased by $24.1 million during the first three months, to $521.1 million at March 31, 2002.  The increase in total debt was used primarily to fund increases in working capital and to fund the manu-
facturing strategy initiatives.  The company expects that any cash requirements in excess of cash generated from operating activities will be met by short-term borrowing and issuance of medium-term notes. The company continues to focus on working capital management and discretionary spending.
The company's contractual debt obligations and contractual commitments out-
standing as of March 31, 2002 are as follows (in millions):
                                  Payments Due by Period
                      ------------------------------------------------
                       Total   Less than     1-3      4-5      After 5
                                1 year      years    years      years
                      -------  ---------   -------  -------    -------
Long-term Debt        $ 408.8  $    41.5   $  26.1  $ 103.5    $ 237.7
Commercial Paper      $  28.0  $    28.0        -        -          -
Other Lines of Credit $  84.3  $    84.3        -        -          -
Operating Leases      $  57.1  $    13.3   $  21.9  $   5.7    $  16.2
The company's capital lease obligations are immaterial.  At March 31, 2002, the company had available $272.0 million through an unsecured $300.0 million revolving credit agreement with a group of banks.  The company is the guarantor of a $12.3 million letter of credit for Pel Technologies, LLC.
Total shareholders' equity has increased by approximately $1.6 million since
December 31, 2001.  The increase in equity was primarily the result of net income of $9.2 million and favorable impact of $1.5 million related to net change in derivative financial instruments, less a non-cash foreign currency translation adjustment of $2.4 million, a $1.0 million adjustment related to the issuance of the company's treasury shares and the payment of $7.8 million in dividends.  The majority of the increase in the foreign currency translation adjustment resulted from the fluctuation in exchange rates for currencies such as the Euro and the Argentine peso.
During the first quarter of 2002, the company did not purchase any shares of its common stock under the company's 2000 common stock purchase plan.  This plan authorizes the company to buy in the open market or in privately negotiated transactions up to 4 million shares of common stock, which are to be held as treasury shares and used for specified purposes.  The company may exer-
cise this authorization until December 31, 2006.  The company does not expect to be active in repurchasing shares under this plan in the near-term.
Other Information
----------------------
In the second quarter of 2000, the U.S. International Trade Commission (ITC)
voted to revoke the industry's antidumping orders on imports of tapered roller bearings from Japan, Romania and Hungary.  The ITC determined that revocation

                                                                           20.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
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
Related translation adjustments are reflected as a separate component of accumulated other comprehensive loss.  Foreign currency gains and losses resulting from transactions and the translation of financial statements are included in the results of operations.
Foreign currency exchange losses included in the company's operating results for the first quarter of 2002 totaled $0.6 million, compared to $3.7 million in the same year-ago period.  The decrease in translation losses is related to the fluctuation in exchange rates for the Euro and Brazilian Real, which had significant devaluation during the first quarter of 2001.  Also, for the first three months of 2002, the company recorded a non-cash foreign currency trans-
lation adjustment of $2.4 million that reduced shareholders' equity, compared to a non-cash foreign currency translation adjustment of $3.7 million that decreased equity in the first three months of 2001.  Although the first quarter of 2002 was impacted by the fluctuation in the Euro and the Argentine Peso, the adverse impact was not as significant as the adjustment in the first quarter of
2001 caused by continued weakening of currencies in many of the countries in which the company operates.
On April 8, 2002, it was announced that the company and NSK Ltd. have agreed to form a joint venture that will build a plant near Shanghai, China to manu-
facture certain tapered roller bearing product lines.  Construction of the plant is to begin later in 2002, and production is scheduled to start early in
2004.  Ownership of this joint venture, Timken-NSK Bearings (Suzhou) Co. Ltd., will be divided evenly between the company and NSK.
At the company's annual meeting of shareholders held on April 16, 2002, Ward J.
Timken, Jr., was elected to the board of directors for a three-year term expiring at the 2005 annual meeting.  Mr. Timken serves as corporate vice president - office of the chairman at the company.

                                                                           21.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
On April 16, 2002, the board of directors declared a quarterly cash dividend of
$0.13 per share payable June 3, 2002 to shareholders of record as of May 17,
2002.  This is the 320th consecutive dividend in over 80 years paid on the common stock of the company.
Change in Method of Accounting:
Effective January 2002, the Company adopted Statement of Financial Accounting
Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets."  In accord-
ance with SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. The appli-
cation of the nonamortization provisions is expected to result in an increase in annual net income of $6.1 million, of which $1.5 million is related to the first quarter.  Changes in the estimated useful lives of intangible assets will not result in a material increase to net income.  Intangible assets that are separable and have a definite life will continue to be amortized over the estimated useful lives.
In accordance with the adoption of SFAS No. 142, the company evaluated the impairment of indefinite lived intangible assets and determined that none were impaired based on estimations in market value.  Fair value for each of the company's five reporting units was determined by discounted cash flows and validated with various market-comparable approaches.  It was determined that the fair value of the Industrial and Aerospace reporting units exceeded the book value. The book value exceeded the fair value for the Automotive,
Consolidated Steel and Specialty Steel reporting units.  Based on preliminary results, which are currently under review, the company estimates the transitional impairment loss to be between $25 - $30 million, the majority of which is primarily related to the Steel Business.  Once the review has been completed, the related transitional impairment loss is expected to be recorded in the second quarter as a non-cash charge and reflected as the cumulative effect of a change in accounting principle.
Refer to Note 8 on page 10 of "Notes to Financial Statements (Unaudited)" for further discussion of this change in method of accounting.
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

                                                                           22.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
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

                                                                          23.
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
   During the third quarter of 2001, this case was dismissed, without pre-
   judice, pursuant to a sua sponte order of the presiding judge.  In February
   2002, the lawsuit was refiled in the Court of Common Pleas, Stark County,
   Ohio, by two of the original plaintiffs naming only the company as a defendant.  The allegations contained in the complaint are similar to those made in the May 22, 2001 filing.  In April 2002, the plaintiffs voluntarily dismissed a number of the counts contained in the new complaint.  The new lawsuit does not specify the amount of damages the plaintiffs are seeking.
Item 2.  Changes in Securities
          Not applicable.
Item 3.  Defaults Upon Senior Securities
          Not applicable.
Item 4.  Submission of Matters to a Vote of Security Holders
          (1)    The Board of Directors recommended the four individuals set forth below be Directors in Class II at the 2002 Annual
                 Meeting of Shareholders of The Timken Company held on April
                 16, 2002 to serve a term of three years expiring at the
                 Annual Meeting in 2005 (or until their respective successors are elected and qualified).  The first three individuals had been previously elected as Directors by the shareholders and were re-elected at the 2002 meeting.
                                            Affirmative          Withheld
                 Robert W. Mahoney           52,083,654          3,179,517
                 Jay A. Precourt             52,131,016          3,132,155
                 Joseph F. Toot, Jr.         51,171,187          4,091,984
                 Ward J. Timken, Jr.         42,498,111         12,765,060
          (2)    Shareholders approved The Timken Company Long-Term Incentive
                 Plan, as amended and restated as of January 30, 2002.
                       Affirmative           Negative           Abstain
                        36,725,250          17,093,483         1,444,438
Item 5.  Other Information
          Not applicable.

                                                                          24.
Item 6.  Exhibits and Reports on Form 8-K
         (a).  Exhibits
               10    The Timken Company Long-Term Incentive Plan for directors, officers and other key employees as amended and restated
                     as of January 30, 2002 and approved by shareholders on
                     April 16, 2002, was filed as Appendix A to Proxy Statement dated February 20, 2002, and is incorporated herein by
                     reference.
               10.1  The form of The Timken Company 1996 Deferred Compensation
                     Plan Election Agreement as adopted on April 16, 2002.
                     Each differs only as to name and date executed.
               10.2  The form of The Timken Company Nonqualified Stock Option
                     Agreement for transferable options as adopted on April 16,
                     2002.
               10.3  The form of The Timken Company Restricted Shares
                     Agreement as adopted on April 16, 2002.
               10.4  The form of The Timken Company Performance Unit Agreement as adopted on April 16, 2002.
               11    Computation of Per Share Earnings
               12    Computation of Ratio of Earnings to Fixed Charges
         (b)   Reports on Form 8-K:
                On April 16, 2002, the company filed a Form 8-K regarding
                Other Events, which contained a press release, dated April 16,
                2002 titled "Earnings Up, Despite Sales Decline The Timken
                Announces First Quarter Results."  A consolidated statement of income, consolidated statement of cash flows and balance sheet as of March 31, 2002 were included in the filing.
                On April 15, 2002, the company filed a Form 8-K regarding
                Other Events and Regulation FD Disclosure, which contained estimated market data and industry trend information relating to a number of industry segments in which the company sells bearing and steel products.  No financial statements were
                filed.
                On April 8, 2002, the company filed a Form 8-K regarding
                Other Events, which contained a press release, dated April 8,
                2002 titled "Timken and NSK form joint venture to build plant in China."  No financial statements were filed.
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

                                                                          25.
         (b)   Reports on Form 8-K (continued):
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

                                                                          26.

                            SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of
1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         The Timken Company
                                  _______________________________

Date      May 14, 2002             BY   /s/ W. R. Timken, Jr.
      ________________________    _______________________________
                                   W. R. Timken, Jr.,
                                   Director and Chairman;
                                   Chief Executive Officer

Date      May 14, 2002             BY   /s/ G. E. Little
      ________________________    _______________________________
                                   G. E. Little
                                   Senior Vice President - Finance