Form 10-Q
period 2002-06-30
TIMKEN CO
filed 2002-08-13
CIK 98362

                                                                           1.
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.   20549
                            FORM 10Q
[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934 for the quarterly period
   ended June 30, 2002
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

Common shares outstanding at June 30, 2002, 60,421,178.

PART I.  FINANCIAL INFORMATION                                             2.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
                                                         June 30       Dec 31
                                                           2002         2001
ASSETS                                                 ----------    ----------
Current Assets                                          (Thousands of dollars)
Cash and cash equivalents...........................      $31,094       $33,392
Accounts receivable, less allowances,
(2002-$16,046; 2001-$14,976)........................      382,943       307,759
Refundable income taxes.............................       14,208        15,103
Deferred income taxes...............................       43,964        42,895
Inventories (Note 2) ...............................      458,793       429,231
                                                       ----------    ----------
          Total Current Assets......................      931,002       828,380
Property, Plant and Equipment.......................    2,965,755     2,971,793
 Less allowances for depreciation...................    1,701,729     1,666,448
                                                       ----------    ----------
                                                        1,264,026     1,305,345
Goodwill (Note 8)...................................      149,828       150,041
Intangible pension asset............................      136,118       136,118
Intangible assets (Note 8)..........................        5,224         5,058
Deferred income taxes...............................       14,764        27,164
Other assets........................................      102,102        80,978
                                                       ----------    ----------
      Total Assets..................................   $2,603,064    $2,533,084
                                                       ==========    ==========
LIABILITIES
Current Liabilities
Accounts payable and other liabilities..............     $296,415      $258,001
Short-term debt and commercial paper................      148,800       128,864
Accrued expenses....................................      274,811       254,291
                                                       ----------    ----------
          Total Current Liabilities.................      720,026       641,156
Noncurrent Liabilities
Long-term debt (Note 3) ............................      367,996       368,151
Accrued pension cost................................      290,380       317,297
Accrued postretirement benefits cost................      411,656       406,568
Other noncurrent liabilities........................       23,782        18,177
                                                       ----------    ----------
          Total Noncurrent Liabilities..............    1,093,814     1,110,193
Shareholders' Equity (Note 4)
Common stock........................................      254,279       248,863
Earnings invested in the business...................      754,918       757,410
Accumulated other comprehensive loss................     (219,973)     (224,538)
                                                       ----------    ----------
          Total Shareholders' Equity................      789,224       781,735
      Total Liabilities and Shareholders' Equity....   $2,603,064    $2,533,084
                                                       ==========    ==========

PART I.  FINANCIAL INFORMATION Continued                                   3.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                                   Six Months Ended             Three Months Ended
                                                                 June 30       June 30         June 30       June 30
                                                                  2002          2001            2002          2001
                                                               ----------    ----------      ----------    ----------
                                                                   (Thousands of dollars, except per share data)
Net sales...................................................   $1,276,586    $1,295,905        $660,829      $634,389
Cost of products sold.......................................    1,033,643     1,066,808         536,528       523,306
                                                               ----------    ----------      ----------    ----------
   Gross Profit.............................................      242,943       229,097         124,301       111,083
Selling, administrative and general expenses................      178,997       189,827          93,005        93,289
Impairment and restructuring charges (Note 5)...............       17,283        24,766          14,226        16,859
                                                               ----------    ----------      ----------    ----------
   Operating Income.........................................       46,663        14,504          17,070           935
Interest expense............................................      (15,924)      (17,381)         (7,889)       (8,487)
Interest income.............................................          697         1,097             317           608
Other expense...............................................       (9,075)       (2,895)         (1,607)       (1,685)
                                                               ----------    ----------      ----------    ----------
   Income (Loss) Before Income Taxes........................       22,361        (4,675)          7,891        (8,629)
Provision for income taxes (Note 6).........................        9,213         7,677           3,931         5,945
                                                               ----------    ----------      ----------    ----------
   Net Income (Loss)........................................   $   13,148    $  (12,352)          3,960      $(14,574)
                                                               ==========    ==========      ==========    ==========
   Earnings Per Share * ....................................        $0.22        $(0.21)          $0.07        $(0.24)
   Earnings Per Share  - assuming dilution **...............        $0.22        $(0.21)          $0.07        $(0.24)
   Dividends Per Share......................................        $0.26         $0.36           $0.13         $0.18
                                                               ==========    ==========      ==========    ==========
*  Average shares outstanding...............................   60,092,322    59,999,194      60,239,065    60,015,025
** Average shares outstanding - assuming dilution...........   60,732,056    60,200,827      61,038,029    60,276,721

PART I.  FINANCIAL INFORMATION Continued                                   4.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                          Six Months Ended
Cash Provided (Used)                                    June 30     June 30
                                                          2002        2001
                                                        -------     -------
OPERATING ACTIVITIES                                  (Thousands of dollars)
Net Income (Loss)......................................$ 13,148    $(12,352)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
 Depreciation and amortization.........................  73,855      76,221
 Provision (credit) for deferred income taxes..........  24,033        (937)
 Stock issued in lieu of cash to employee benefit plans   5,416       1,030
 Change in impairment and restructuring charges - net..  (9,071)     20,761
 Changes in operating assets and liabilities:
  Accounts receivable.................................. (69,329)    (40,004)
  Inventories.......................................... (23,465)     14,065
  Other assets......................................... (17,304)    (24,259)
  Accounts payable and accrued expenses................  27,243      (6,756)
  Foreign currency translation.........................   3,732       3,724
                                                        -------     -------
   Net Cash Provided by Operating Activities...........  28,258      31,493
INVESTING ACTIVITIES
 Purchases of property, plant and equipment - net...... (20,627)    (39,973)
 Acquisitions..........................................  (6,751)     (1,170)
                                                        -------     -------
   Net Cash Used by Investing Activities............... (27,378)    (41,143)
FINANCING ACTIVITIES
 Cash dividends paid to shareholders................... (15,640)    (21,602)
 Payments on long-term debt............................  (1,423)       (992)
 Proceeds from issuance of long-term debt..............     -            18
 Short-term debt activity - net........................  13,106      38,058
                                                        -------     -------
   Net Cash (Used) Provided by Financing Activities....  (3,957)     15,482
Effect of exchange rate changes on cash................     779      (1,107)
(Decrease) increase in Cash and Cash Equivalents.......  (2,298)      4,725
Cash and Cash Equivalents at Beginning of Period.......  33,392      10,927
                                                        -------     -------
Cash and Cash Equivalents at End of Period............. $31,094     $15,652
                                                        =======     =======

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                         5.
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
annual report on Form 10-K for the year ended December 31, 2001.  Certain amounts have been reclassified to conform with current year presentation.
                                                          6/30/02     12/31/01
Note 2 -- Inventories                                     --------    --------
                                                         (Thousands of dollars)
Finished products                                         $188,838    $180,533
Work-in-process and raw materials                          232,892     212,040
Manufacturing supplies                                      37,063      36,658
                                                          --------    --------
                                                          $458,793    $429,231
                                                          ========    ========
An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.
Accordingly, interim LIFO calculations must necessarily be based on manage-
ment's estimates of expected year-end inventory levels and costs.  Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.
                                                           6/30/02    12/31/01
Note 3 -- Long-term Debt                                   --------   --------
                                                         (Thousands of dollars)
State of Ohio Pollution Control Revenue Refunding Bonds,
   maturing on July 1, 2003.  The variable interest
   rate is tied to the bank's tax exempt weekly interest
   rate.  The rate at June 30, 2002 is 1.30%.              $17,000     $17,000
State of Ohio Water Development Revenue Refunding
   Bond, maturing on May 1, 2007.  The variable interest
   rate is tied to the bank's tax exempt weekly interest
   rate. The rate at June 30, 2002 is 1.30%.                 8,000       8,000
State of Ohio Air Quality and Water Development Revenue
   Refunding Bonds, maturing on November 1, 2025.  The
   variable interest rate is tied to the bank's tax
   exempt weekly interest rate.  The rate at
   June 30, 2002 is 1.20%.                                  21,700      21,700
State of Ohio Water Development Authority Solid Waste
   Revenue Bonds, maturing on July 1, 2032.  The
   variable interest rate is tied to the bank's tax
   exempt weekly interest rate.  The rate at
   June 30, 2002 is 1.35%.                                  24,000      24,000
Fixed Rate Medium-Term Notes, Series A, due at various
   dates through May, 2028 with interest rates ranging
   from 6.20% to 7.76%.                                    327,000     327,000
Other                                                       11,814      12,885
                                                          --------    --------
                                                           409,514     410,585
Less:  Current Maturities                                   41,518      42,434
                                                          --------    --------
                                                          $367,996    $368,151
                                                          ========    ========

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)
Continued                                                                  6.
Note 4 -- Shareholders' Equity                    6/30/02  12/31/01
                                                 --------  --------
Class I and Class II serial preferred stock    (Thousands of dollars)
without par value:
   Authorized -- 10,000,000 shares each class
   Issued - none                                 $   -     $   -
Common Stock without par value:
   Authorized -- 200,000,000 shares
   Issued (including shares in treasury)
      2002 - 63,082,626 shares
      2001 - 63,082,626 shares
   Stated Capital                                  53,064    53,064
   Other paid-in capital                          251,238   256,423
Less cost of Common Stock in treasury
      2002 - 2,661,448 shares
      2001 - 3,226,544 shares                      50,023    60,624
                                                 --------  --------
                                                 $254,279  $248,863
                                                 ========  ========

An analysis of the change in capital and earnings invested in the business is as follows:
                                               Common Stock       Earnings   Accumulated
                                                        Other     Invested      Other
                                              Stated   Paid-In     in the   Comprehensive   Treasury
                                             Capital   Capital    Business      Loss         Stock       Total
                                             -------   --------   --------    ----------    --------   ----------
                                                                    (Thousands of dollars)
Balance December 31, 2001                    $53,064   $256,423   $757,410     ($224,538)   ($60,624)    $781,735
Net Income                                                          13,148                                 13,148
Foreign currency translation adjustment                                            5,637                    5,637
Change in fair value of derivative
  financial instruments                                                             (159)                    (159)
Reclassification adjustments - contract
  settlements                                                                       (913)                    (913)
                                                                                                        ----------
Total comprehensive income                                                                                 17,713
Dividends  - $.26 per share                                        (15,640)                               (15,640)
Stock Options, employee benefit and dividend
  reinvestment plans:
  Treasury - issued 565,096 shares                       (5,185)                              10,601        5,416
                                             -------   --------   --------    ----------    --------   ----------
Balance June 30, 2002                        $53,064   $251,238   $754,918    ($219,973)    ($50,023)    $789,224
                                             =======   ========   ========    ==========    ========   ==========
The total comprehensive income (loss) for the three months ended June 30, 2002 and 2001 was $ 9,387,000 and
($14,066,000) respectively.  Total comprehensive loss for the six months ended June 30, 2001 was ($24,286,000).

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                          7.
Continued
Note 5 -- Impairment and Restructuring Charges
In April 2001, the company announced a strategic global refocusing of its manufacturing operations to establish a foundation for accelerating the company's growth initiatives.  This second phase of the company's transformation includes creating focused factories for each product line or component, replacing specific manufacturing processes with state-of-the-art processes through the company's global supply chain, rationalizing production to the lowest total cost plants in the company's global manufacturing system and implementing lean manufacturing process redesign.  The company also announced its intention to close bearing plants in Columbus, Ohio and Duston,
England, and to sell a tooling plant in Ashland, Ohio.  To implement these actions, the company expects to take approximately $100 - $110 million in severance, impairment and implementation charges from 2001 through the end of
2002.
As a result of the market weakness experienced in 2001, the company accelerated the strategic refocusing of its manufacturing operations and took steps to further reduce capital spending, delay or scale back certain projects and reduce salaried employment.  As a result, the Columbus bearing plant ceased manufacturing operations in November 2001, and the Duston plant is expected to cease manufacturing operations by September 2002.  Additionally, on June 30,
2002, the company sold its Ashland plant to Ashland Precision Tooling, LLC.
The company targeted an annualized pretax rate of savings of approximately
$100 million by the end of 2004 as a result of this program.  Through June 30,
2002, the company achieved estimated annual savings of $58 million.  The following chart details the breakdown by segment of the $14.2 million in restructuring and impairment charges incurred during the second quarter ended
June 30, 2002 (in millions of dollars):
                                       Auto     Industrial    Steel     Total
Restructuring:                        -------   ----------   -------   -------
Separation costs                      $   0.3   $      0.6   $   -     $   0.9
Exit costs                                0.6          -         -         0.6
                                      -------   ----------   -------   -------
                                      $   0.9   $      0.6   $   -     $   1.5
Impaired assets:
Property, plant and equipment         $  12.0   $      -     $   -     $  12.0
Special charges:
SFAS No. 88/106 curtailment           $   -     $      1.7   $   -     $   1.7
Reversal of separation cost           $  (0.4)  $     (0.4)  $  (0.2)  $  (1.0)
                                      -------   ----------   -------   -------
                                      $  12.5   $      1.9   $  (0.2)  $  14.2
                                      =======   ==========   =======   =======
The second quarter of 2002 Automotive Bearings Business impaired assets charge related to the Duston plant closure.  The majority of the Automotive and
Industrial restructuring costs also related to the Duston and Columbus plant closures, respectively.  Second quarter 2002 charges also included severance and special curtailment expenses (pension and postretirement benefits) related to certain Ashland plant associates.  The reversal of separation costs related to associates who were previously included in the severance accrual but for

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                          8.
Continued
Note 5 -- Impairment and Restructuring Charges (continued)
whom severance will not be paid as these associates subsequently retired or found other employment.  Implementation charges for the quarter ended
June 30, 2002 totaled $4.8 million, classified as cost of products sold of
$2.8 million and selling, administrative and general expenses of $2.0 million.
Cumulative restructuring and impairment charges related to the second phase of restructuring by segment as of June 30, 2002 are as follows(in millions of dollars):
                                       Auto     Industrial    Steel     Total
Restructuring:                        -------   ----------   -------   -------
Separation costs                      $  26.6   $      4.6   $   1.5   $  32.7
Exit costs                                1.5          1.0       -         2.5
                                      -------   ----------   -------   -------
                                      $  28.1   $      5.6   $   1.5   $  35.2
Impaired assets:
Property, plant and equipment         $  14.1   $      0.9   $   -     $  15.0
Special charges:
SFAS No. 88/106 curtailment           $   -     $     16.8   $   -     $  16.8
Reversal of separation cost           $  (0.4)  $     (0.4)  $  (0.2)  $  (1.0)
                                      -------   ----------   -------   -------
                                      $  41.8   $     22.9   $   1.3   $  66.0
                                      =======   ==========   =======   =======
Cumulative implementation charges related to the second phase of restructuring as of June 30, 2002 totaled $17.9 million, classified as cost of products sold of $9.2 million and selling, administrative and general expenses of
$8.7 million.  As of June 30, 2002, the remaining severance accrual balance was
$11.2 million, including $0.3 million in additional expense incurred during the second quarter, offset by the accrual reversal of $1.0 million.  Total payments made during the second quarter of 2002 totaled $2.8 million.
From the announcement in April 2001 to June 30, 2002, 1,496 associates left the company.  Of that number, 1,075 people were from the Duston and Columbus plants, Canton bearing plants, Canadian Timken Ltd., and associates included in the worldwide salaried workforce for whom severance has been paid. In addition,
78 associates left the company as of June 30, 2002 as a result of the sale of the Ashland plant.  The remaining 343 associates retired or voluntarily left the company, and their positions have been eliminated.
In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs
Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability
Recognition for Certain Employee Termination Benefits and Other Costs to Exit
an Activity (including Certain Costs Incurred in a Restructuring)."  SFAS
No. 146 is effective for exit and disposal activities that are initiated after
December 31, 2002.  It is currently the company's policy to recognize restruct-
uring costs as announced in April 2001 in accordance with EITF Issue No. 94-3.

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                          9.
Continued
Note 6 -- Income Tax Provision        Six Months Ended     Three Months Ended
                                     June 30     June 30   June 30     June 30
                                      2002        2001      2002        2001
                                    --------    --------  --------    --------
                 U.S.                         (Thousands of dollars)
                    Federal          $ 5,876     $ 5,241   $ 1,657     $ 6,047
                    State & Local      1,137        (499)      408        (387)
                 Foreign               2,200       2,935     1,866         285
                                     -------     -------   -------     -------
                                     $ 9,213     $ 7,677   $ 3,931     $ 5,945
                                     =======     =======   =======     =======
The income tax rate exceeds the U.S. statutory rate primarily due to state and local taxes and current foreign net operating losses for which no current tax benefit is being realized.
Note 7 -- Segment Information
(Thousands of Dollars)                 Six Months Ended     Three Months Ended
                                      June 30    June 30     June 30   June 30
Automotive Bearings                    2002       2001        2002      2001
                                     --------   --------    --------  --------
 Net sales to external customers     $422,873   $389,243    $219,177  $194,986
 Depreciation and amortization         17,193     18,059       8,619     9,123
 Goodwill Amortization                    -           46         -          23
 Impairment and restructuring charges  14,461        261      12,529       179
 Earnings before interest and taxes      (563)    (2,206)    (11,776)     (220)
Industrial Bearings
 Net sales to external customers     $440,998   $463,911    $228,058  $221,917
 Depreciation and amortization         22,782     21,979      11,521    10,992
 Goodwill Amortization                    -        2,412         -       1,204
 Impairment and restructuring charges   2,896     23,702       1,940    16,309
 Earnings before interest amd taxes    11,904     (1,764)     12,510    (6,538)
Steel
 Net sales to external customers     $412,715   $442,751    $213,594  $217,486
 Intersegment sales                    81,032     79,477      41,759    37,000
 Depreciation and amortization         33,881     33,104      16,954    16,673
 Goodwill Amortization                    -          621         -         308
 Impairment and restructuring charges     (74)       803        (243)      371
 Earnings before interest and taxes    26,761     15,611      14,811     6,329
Profit Before Taxes
 Total EBIT for reportable segments    38,102     11,641      15,545      (429)
 Interest expense                     (15,924)   (17,381)     (7,889)   (8,487)
 Interest income                          697      1,097         317       608
 Intersegment adjustments                (514)       (32)        (82)     (321)
 Income before income taxes            22,361     (4,675)      7,891    (8,629)

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         10.
Continued
Note 8 - Change in Method of Accounting
Effective January 2002, the company adopted SFAS No. 142, "Goodwill and Other
Intangible Assets."  In accordance with SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment.  The application of the nonamortization provisions is expected to result in an increase in annual net income of $6.1 million, of which $1.5 million is related to the second quarter.  Changes in the estimated useful lives of intangible assets will not result in a material change to net income.  Intangible assets that are separable and have a definite life will continue to be amortized over their estimated useful lives.
As part of the adoption, the company evaluated the impairment of indefinite lived intangible assets and determined that none were impaired based on estimations in market value.  Fair value of each of the company's five reporting units was determined by discounted cash flows and validated with various market-comparable approaches.  Based on preliminary results, which are currently under review, the company estimates the transitional impairment loss to be between $25 - $30 million before taxes, the majority of which is related to the Steel Business.  Once the review has been completed, the related transitional impairment loss is expected to be recorded in the third quarter of
2002 as a non-cash charge and reflected as the cumulative effect of a change in accounting principle.
Prior to the adoption of SFAS No. 142, amortization expense was recorded for goodwill and other intangible assets. The following table reflects reported net income for the first six months of 2002 adjusted for purposes of comparison:
(Thousands of Dollars)                                 Six Months Ended
                                                      June 30    June 30
                                                       2002       2001
                                                     --------   --------
  Reported net income (loss)                          $13,148   $(12,352)
  Plus:  Goodwill and indefinite lived intangible
         asset amortization, net of tax                   -        2,430
                                                     --------   --------
  Adjusted net income (loss)                          $13,148   $ (9,922)
                                                     ========   ========

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                          11.
Continued
Note 8 - Change in Method of Accounting (continued)
                                                      Six Months Ended
                                                     June 30    June 30
                                                       2002       2001
                                                     --------   --------
Earnings per share (basic and diluted):
  Reported net income                                $   0.22   $  (0.21)
  Plus:  Goodwill and indefinite lived intangible
         asset amortization, net of tax                    -        0.04
                                                     --------   --------
  Adjusted net income                                $   0.22   $  (0.17)
The changes in the carrying amount of goodwill and indefinite lived intangible assets for the quarter ended June 30, 2002 are as follows:

(Thousands of Dollars)             Balance                             Balance
                                   12/31/01    Reclass      Other      6/30/02
                                   --------   ----------   --------   --------
Goodwill:
Automotive                         $  1,577   $     -      $    (33)  $  1,544
Industrial                          120,426      (1,219)        303    119,510
Steel                                28,038         -           736     28,774
                                   --------   ----------   ---------  --------
                                   $150,041   $  (1,219)   $  1,006   $149,828
The indefinite lived intangible assets are immaterial.
The following table displays intangible assets subject to amortization, and not subject to amortization as of June 30, 2002 and December 31, 2001:

(Thousands of Dollars)                      As of June 30, 2002
                                      Gross                       Net
                                     Carrying    Accumulated   Carrying
                                      Amount     Amortization   Amount
                                     --------    ------------  --------
Amortized intangible assets:
Industrial trademarks                $    597     $       343  $    254
Industrial land use rights              4,484             819     3,665
Industrial know-how transfer              416             335        81
Steel know-how transfer                   169             -         169
                                     --------     -----------  --------
                                     $  5,666     $     1,497  $  4,169
                                     ========     ===========  ========
Unamortized intangible assets:
Goodwill                             $149,828     $       -    $149,828
Automotive land use rights                106             -         106
Industrial license agreements             949             -         949
                                     --------     -----------  --------
                                     $150,883     $       -    $150,883
                                     ========     ===========  ========
Total Intangible Assets              $156,549     $     1,497  $155,052
                                     ========     ===========  ========

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                          12.
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
                                     ========     ===========  ========
Amortization expense for intangible assets was approximately $72,000 for the three months ended June 30, 2002, and is estimated to be approximately
$370,000 annually for the next five fiscal years.

                                                                          13.
Management's Discussion and Analysis of Financial Condition and Results of
Operations
Results of Operations
---------------------
The Timken Company reported net sales of $660.8 million for the second quarter of 2002, an increase  of 4.2% from $634.4 million in the same quarter a year ago.  The company reported net income of $4.0 million for the second quarter of
2002 compared to a net loss of $14.6 million in the second quarter of 2001.  In the second quarter of 2002, the company incurred total pretax restructuring and implementation charges of $19.0 million.  These charges included $14.2 million related to impairment and restructuring charges and $4.8 million related to implementation expenses, which were reflected in the company's cost of products sold and selling, administrative and general expenses for the quarter.  The second quarter of 2001 included pretax charges of $17.3 million.  Of this,
$16.8 million represented impairment and restructuring charges and $0.5 million represented implementation charges.  In addition, net income for the second quarter of 2002 was favorably impacted by the discontinuation of goodwill amortization, which was $1.5 million in second quarter of 2001.
The company's second quarter 2002 results benefited from continued strength in the automotive industry for both Automotive Bearings and Steel.  North American light truck production continued to be strong in the second quarter of 2002.
However, industrial markets around the world have shown few signs of recovery.
Rail demand remains weak and aerospace demand has recently weakened, particularly in Europe.  The company's higher earnings performance in the second quarter of 2002 also reflected cost reductions achieved through its ongoing restructuring of manufacturing operations and lower administrative spending levels.
Gross profit was $124.3 million (18.8% of net sales) in the second quarter of
2002, compared to $111.1 million (17.5% of net sales) in the same period a year ago.  Although second quarter 2002 results included implementation charges of
$2.8 million compared to $0.1 million in the same period a year ago, gross profit performance improved due to higher sales volume, cost containment and savings generated from the company's manufacturing strategy initiatives.  In addition, the second quarter 2002 gross profit was favorably impacted by the discontinuation of goodwill amortization, which was $1.5 million in second quarter of 2001.
Selling, administrative and general expenses were $93.0 million (14.0% of net sales) in the second quarter of 2002, compared to $93.3 million (14.6% of net sales) recorded in the second quarter of 2001.  Although there was an increase in implementation charges of $1.7 million in the second quarter of 2002 compared to the same period a year ago, as well as increased performance-based pay reserves, this increase was more than offset by savings related to the salaried workforce reduction and continuing focused control on discretionary spending.
In April 2001, the company announced a strategic global refocusing of its manufacturing operations to establish a foundation for accelerating the company's growth initiatives. This second phase of the company's transformation includes creating focused factories for each product line or component, replacing specific manufacturing processes with state-of-the-art processes

                                                                          14.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
through the company's global supply chain, rationalizing production to the lowest total cost plants in the company's global manufacturing system and implementing lean manufacturing process redesign.  The company also announced its intention to close bearing plants in Columbus, Ohio and Duston, England, and to sell a tooling plant in Ashland, Ohio.  To implement these actions, the company expects to take approximately $100 - $110 million in severance, impair-
ment and implementation charges from 2001 through the end of 2002.
As a result of the market weakness experienced in 2001, the company accelerated the strategic  refocusing of its manufacturing operations and took steps to further reduce capital spending, delay or scale back certain projects and reduce salaried employment.  As a result, the Columbus bearing plant ceased manufacturing operations in November 2001, and the Duston plant is expected to cease manufacturing operations by September 2002.  Additionally, on June 30,
2002, the company sold its Ashland plant to Ashland Precision Tooling, LLC.
The company targeted an annualized pretax rate of savings of approximately
$100 million by the end of 2004 as a result of this program.  Through June 30,
2002, the company achieved estimated annual savings of $58 million.
The following chart details the breakdown by segment of the $14.2 million in restructuring and impairment charges incurred during the second quarter ended
June 30, 2002 (in millions of dollars):
                                        Auto     Industrial    Steel     Total
Restructuring:                         -------   ----------   -------   -------
Separation costs                       $   0.3   $      0.6   $   -     $   0.9
Exit costs                                 0.6         -          -         0.6
                                       -------   ----------   -------   -------
                                       $   0.9   $      0.6   $   -     $   1.5
Impaired assets:
Property, plant and equipment          $  12.0   $     -      $   -     $  12.0
Special charges:
SFAS No. 88/106 curtailment            $   -     $      1.7   $   -     $   1.7
Reversal of separation cost            $  (0.4)  $     (0.4)  $  (0.2)  $  (1.0)
                                       -------   ----------   -------   -------
                                       $  12.5   $      1.9   $  (0.2)  $  14.2
                                       =======   ==========   ========  =======
The second quarter of 2002 Automotive Bearings Business impaired assets charge related to the Duston plant closure.  The majority of the Automotive and
Industrial restructuring costs also related to the Duston and Columbus plant closures, respectively.  Second quarter 2002 charges also included severance and special curtailment expenses (pension and postretirement benefits) related to certain Ashland plant associates.  The reversal of separation costs related to associates who were previously included in the severance accrual but for whom severance will not be paid as these associates subsequently retired or found other employment.  Implementation charges for the quarter ended June 30, 2002 totaled $4.8 million. Of these charges, $2.8 million were classified as cost of products sold and $2.0 million as selling, administrative and general expenses.

                                                                          15.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
Cumulative restructuring and impairment charges related to the second phase of restructuring by segment as of June 30, 2002 are as follows (in millions of dollars):
                                        Auto     Industrial    Steel     Total
Restructuring:                         -------   ----------   -------   -------
Separation costs                       $  26.6   $      4.6   $   1.5   $  32.7
Exit costs                                 1.5          1.0       -         2.5
                                       -------   ----------   -------   -------
                                       $  28.1   $      5.6   $   1.5   $  35.2
Impaired assets:
Property, plant and equipment          $  14.1   $      0.9   $    -    $  15.0
Special charges:
SFAS 88/106 curtailment                $   -     $     16.8   $    -    $  16.8
Reversal of separation cost            $ (0.4)   $     (0.4)  $  (0.2)  $  (1.0)
                                       -------   ----------   -------   -------
                                       $  41.8   $     22.9   $   1.3   $  66.0
                                       =======   ==========   =======   =======
Cumulative implementation charges related to the second phase of restructuring as of June 30, 2002 totaled $17.9 million.  Of these charges, $9.2 million were classified as cost of products sold and $8.7 million as selling, administrative and general expenses.  As of June 30, 2002, the remaining severance accrual balance was $11.2 million, including $0.3 million in additional expense incurred during the second quarter, offset by the accrual reversal of
$1.0 million.  Total payments made during the second quarter of 2002 totaled
$2.8 million.
From the announcement in April 2001 to June 30, 2002, 1,496 associates left the company as a result of the restructuring and salaried workforce reduction.  Of that number, 1,075 people were from the Duston and Columbus plants, Canton bearing plants, Canadian Timken Ltd., and associates included in the worldwide salaried workforce for whom severance has been paid. In addition, 78 associates left the company as of June 30, 2002 as a result of the sale of the Ashland plant.  The remaining 343 associates retired or voluntarily left the company, and their positions have been eliminated.
Other expense recorded in the second quarter of 2002 was comparable to the same quarter a year ago.
The income tax rate exceeds the U.S. statutory rate primarily due to state and local taxes and current foreign net operating losses for which no current tax benefit is being realized.
Automotive Bearings
The Automotive Bearings Business includes products for passenger cars, light and heavy trucks and trailers. Global Automotive Bearings' sales for the second quarter of 2002 increased 12.4% to $219.2 million, from $195.0 million in the second quarter of 2001.  This increase reflected continued strength in vehicle production in North America and new automotive platforms launched using Timken

                                                                          16.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
products.  North American light truck production is up 9% year-to-date from
2001.  It is projected that light truck production will increase 8% in 2002 from 2001 levels.  Medium and heavy truck production globally continues to be weak.  In North America, medium and heavy truck production is down 11% year-to-
date versus 2001.  For 2002, North American medium and heavy truck production for the second half is expected to increase 41% over 2001 levels, and approx-
imately 2% over the 2000 level.  In the near-term, North American demand for heavy trucks continues to be favorably impacted by the pre-buys related to the
October 1, 2002 emissions change.  The company expects demand for heavy trucks to decline significantly in the fourth quarter of 2002.  Latin American auto-
motive markets continue to be negatively impacted by the current economic and political situations in that region.
Excluding $15.5 million and $0.3 million in restructuring and implementation charges for the second quarters of 2002 and 2001, respectively, and before interest and taxes, Automotive Bearings' had earnings of $3.7 million, compared to $0.1 million in 2001's second quarter.  Including for these charges, Auto-
motive Bearings' had a loss before interest and taxes of $11.8 million, compared with a loss before interest and taxes of $0.2 million in the second quarter of 2001.  The increase in EBIT, excluding restructuring and implementation charges, resulted from increased sales volume compared to the same period a year ago, increased savings enhanced by the manufacturing strategy and salaried cost reduction initiatives and aggressive business cost control.  These increases more than offset the adverse impact of operating inefficiencies resulting from capacity constraints caused by equipment rationalization related to the manufacturing strategy initiative, an unexpected four-day shutdown in the heat treat operations of a plant in Europe and costs incurred to meet higher-than-expected customer demand.
Automotive Bearings' selling, administrative and general expenses in the second quarter of 2002 were comparable to the same period a year ago.  Although performance-based pay reserves increased as a result of stronger EBIT performance in 2002, this increase was offset by the savings realized from the salaried cost reduction initiatives and continuing focus on business cost spending.
On April 8, 2002, the company and NSK Ltd. announced they agreed to form a joint venture to build a plant near Shanghai, China to manufacture certain tapered roller bearing product lines.  Construction of the plant is expected to begin later in 2002, and production is scheduled to start early in 2004.
Ownership of this joint venture, Timken-NSK Bearings (Suzhou) Co. Ltd., will be divided evenly between the company and NSK Ltd.
The company announced on June 27, 2002 that it had entered into a joint venture to supply forged and machined rings for bearing manufacture with two Japan-
based companies:  Sanyo Special Steel Co., Ltd. and Showa Seiko Co., Ltd.  The
joint venture, Advanced Green Components, LLC, will operate as an independent manufacturing business. It will acquire the assets of the company's Winchester,
Kentucky plant, and is expected to be operational in the third quarter of 2002.

                                                                          17.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
Industrial Bearings
The Industrial Bearings Business includes industrial, rail, aerospace and super precision products as well as emerging markets in China, India and Central and
Eastern Europe.  Industrial Bearings' net sales for the second quarter of 2002 were $228.1 million, an increase of 3% over the second quarter 2001 net sales of $221.9 million.  Although general industrial demand strengthened in the second quarter of 2002, this strength was offset by weaker demand from aero-
space and rail customers.  Rail demand is expected to remain depressed and aerospace demand shows no near-term signs of improvement as customers reduce build rates.  Industrial Bearings' demand in the second half of 2002 is expected to be stronger than the second half of 2001, but the industrial sector recovery is proceeding slowly.
Excluding $3.8 million and $16.6 million in restructuring and implementation charges for the second quarters of 2002 and 2001, respectively, Industrial
Bearings' EBIT was $16.3 million, up from $11.3 million in second quarter of
2001. Including these charges and goodwill amortization of $1.2 million in the second quarter of 2001, Industrial Bearings' EBIT for the second quarter was
$12.5 million, compared to a loss of $6.5 million in the second quarter of
2001.  The increase in EBIT reflected slightly higher sales to North American and European customers and efficiency improvements from the manufacturing strategy and salaried cost reduction initiatives as well as aggressive business cost control.  Also, the second quarter 2002 EBIT was favorably impacted by the discontiuation of goodwill amortization.
Industrial Bearings' selling, administrative and general expenses in the second quarter of 2002 were comparable to the same period a year ago. The business has been focusing on controlling discretionary spending and realizing savings from the salaried cost reduction initiatives, which offset the increased performance-based pay reserves as a result of stronger EBIT performance in the second quarter of 2002.
On June 30, 2002, the company sold its Ashland plant to Ashland Precision
Tooling, LLC.  As a result of this sale, 81 associates previously employed by the company became employees of Ashland Precision Tooling, LLC.
Steel
Steel's net sales, including intersegment sales, of $255.4 million in second quarter of 2002 were flat compared to net sales of $254.5 million in the same quarter a year ago.  Sales to automotive and general industrial customers in the second quarter of 2002 increased 24% and 17%, respectively, compared to second quarter of 2001.  However, sales to other customers continue to be sluggish.  Sales to the bearing industry, other than automotive suppliers, were weak and aerospace sales decreased 20% compared to the same period a year ago.
Additionally, sales to oil country and steel service center customers decreased nearly 40%.
The company expects sales to the automotive segment to remain strong through the third quarter of 2002.  Third quarter sales to general industrial customers

                                                                          18.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
and to steel service centers are expected to be higher than 2001.  Aerospace sales are expected to drop as customers cut the production of passenger planes.
Excluding Steel's portion of a reversal of restructuring and implementation charges of $0.2 million, Steel's EBIT for the second quarter of 2002 was
$14.6 million. This compares with EBIT of $7.0 million in the second quarter of
2001, excluding restructuring and implementation charges of $0.4 million and goodwill amortization of $0.3 million.  Including restructuring and reorganization charges and goodwill amortization, Steel EBIT was $14.8 million, compared to $6.3 million a year ago.  The increase in EBIT was the result of continuing cost-control actions.  Steel has reduced purchasing costs through a combination of price reductions, substitute products and reduced consumption.
Although scrap and alloy costs increased in the second quarter of 2002 compared to the same period a year ago, electricity and natural gas costs were lower than in the second quarter of 2001 and contributed to the improved EBIT performance. Additionally, second quarter 2002 labor productivity increased compared to second quarter 2001 due to efficiency improvements and increased production levels.  In the second half of 2002, the company expects scrap and alloy costs to remain higher than second half of 2001.
Steel's selling, administrative and general expenses in the second quarter of
2002 were flat compared to  the same period a year ago as a result of continued
business cost spending control, which offset the increase in performance-based pay reserves as a result of stronger EBIT performance in 2002 compared to the first half of 2001.
Financial Condition
-------------------
Total assets as shown on the Consolidated Condensed Balance Sheets increased by approximately $70 million from December 31, 2001.  Inventory balances at the end of the second quarter, 2002 increased approximately 7% compared to year-end
2001 levels.  The company's number of days' supply in inventory as of June 30,
2002 was 112 days compared to 105 days as of December 31, 2001. Total Bearings'
number of days' supply in inventory increased four days while Steel's inventory increased thirteen days.  The increase in Bearings' inventories was primarily caused by the higher automotive sales volume and the effect of fluctuations in currency exchange rates.  The increase in Steel's inventories in second quarter of 2002 was a result of the increase in operating levels to meet increased customer demand and anticipated plant shutdowns during the third quarter.  The Steel number of days' supply in inventory as of December 31, 2001 was extremely low as the result of the depressed customer demand in the fourth quarter of 2001.  Accounts receivable have increased by $75.2 million since
December 31, 2001.  The increase is due primarily to the timing of customer payments and increase in sales levels. The number of days' sales in receivables at June 30, 2002 was comparable to December 31, 2001, which was 51 days.
Although the accounts receivable balance increased from December 31, 2001, the
2002 first half customer sales average increased significantly from fourth quarter 2001's depressed sales levels.
As shown on the Consolidated Condensed Statement of Cash Flows, the increase in inventories used $23.5 million of cash during the first half of 2002.  The

                                                                          19.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
increase in other assets used $17.3 million in cash during the first half of
2002.  This was primarily due to the funding of the e-business joint ventures and other affiliations as well as the recording of a receivable on June 30 related to the sale of the Ashland plant fixed assets.  Accounts payable and accrued expenses provided $27.2 million of cash in the first half of 2002, primarily due to an increase in amounts payable to suppliers and an increase in the amounts reserved for performance-based pay due to the company's better performance in the first half of 2002.  This increase in accounts payable and accrued expenses was offset by the restructuring accrual payments made during the first six months of 2002.  Purchases of property, plant and equipment, net used $20.6 million of cash in the first six months of 2002, below the
$40.0 million spent during the same period in 2001.
The 39.6% debt-to-total-capital ratio at June 30, 2002 was higher than the
38.9% at year-end 2001.  Debt increased by $19.8 million during the first half of 2002, to $516.8 million at June 30, 2002.  The increase in total debt was used primarily to fund increases in working capital.  The company expects that any cash requirements for operations in excess of cash generated from operating activities will be met by short-term borrowing and issuance of medium-term notes. The company continues to focus on working capital management and discretionary spending.
The company's contractual debt obligations and contractual commitments outstanding as of June 30, 2002 are as follows (in millions):

                                     Payments Due by Period
                        -------------------------------------------------
                        Total  Less than 1  1-3 years    4-5     After 5
                                   year                 years     years
                        ------ -----------  ---------  -------  ---------
Long-term Debt          $409.5       $41.5      $27.0   $103.1     $237.9
Commercial Paper        $ 21.0       $21.0        -        -          -
Other Lines of Credit   $ 86.3       $86.3        -        -          -
Credit
Operating Leases        $ 57.1       $13.3      $21.9     $5.7     $ 16.2
The company's capital lease obligations are immaterial.  At June 30, 2002, the company had available $279.0 million through an unsecured $300.0 million revolving credit agreement with a group of banks.  As of the end of July 2002, the company is the guarantor of a $23.5 million letter of credit for Pel
Technologies, LLC.
Total shareholders' equity has increased by approximately $7.5 million since
December 31, 2001.  The increase in equity was primarily the result of net income of $13.1 million, a non-cash foreign currency translation adjustment of
$5.6 million, a $5.4 million favorable adjustment related to the issuance of the company's treasury shares, a non-cash adjustment of $1.0 million related to outstanding and settled derivative instruments and the payment of $15.6 million in dividends. Although the Brazilian Real and Argentine Peso continued to devalue during the first six months of 2002, the adverse impact on the foreign currency translation adjustment was more than offset by the strength of

                                                                          20.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
currencies against the US dollar in many of the countries in which the company operates.
During the second quarter of 2002, the company did not purchase any shares of its common stock under the company's 2000 common stock purchase plan. This plan authorizes the company to buy in the open market or in privately negotiated transactions up to 4 million shares of common stock, which are to be held as
treasury shares and used for specified purposes.   The company may exercise
this authorization until December 31, 2006.  The company does not expect to not be active in repurchasing shares under this plan in the near-term.
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
Foreign currency exchange losses included in the company's operating results for the second quarter of 2002 totaled $0.7 million, compared to $2.1 million in the same year-ago period.  For the first half of 2002, the company recorded a non-cash foreign currency translation adjustment of $5.6 million that increased shareholders' equity, compared to a non-cash foreign currency translation adjustment of $11.5 million that decreased equity in the first half of 2001.  Although the Brazilian Real and Argentine Peso continued to devalue during the first six months of 2002, the adverse impact was more than offset by the strength of currencies against the US dollar in many of the countries in which the company operates.  The opposite was true during the first six months of 2001 when the company was negatively impacted by continued weakening of currencies.

                                                                          21.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
On July 31, 2002, the board of directors declared a quarterly cash dividend of
$0.13 per share payable September 3, 2002 to shareholders of record as of
August 16, 2002.  This is the 321st consecutive dividend in over 80 years paid on the common stock of the company.
On July 29, 2002, the board of directors elected James W. Griffith chief executive officer.  He continues to serve the company as president and as a director.  Roger W. Lindsay, senior vice president - human resources and organizational advancement was elected by the board of directors on July 31,
2002 as an officer of the company.
In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs
Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability
Recognition for Certain Employee Termination Benefits and Other Costs to Exit
an Activity (including Certain Costs Incurred in a Restructuring)."  SFAS No.
146 is effective for exit and disposal activities that are initiated after
December 31, 2002.  It is currently the company's policy to recognize restructuring costs as announced in April 2001 in accordance with EITF Issue
No. 94-3.
Change in Method of Accounting:
Effective January 2002, the Company adopted SFAS No. 142, "Goodwill and Other
Intangible Assets."  In accordance with SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. The application of the nonamortization provisions is expected to result in an increase in annual net income of $6.1 million, of which $1.5 million is related to the second quarter.  Changes in the estimated useful lives of intangible assets will not result in a material increase to net income.  Intangible assets that are separable and have a definite life will continue to be amortized over the estimated useful lives.
In accordance with the adoption of SFAS No. 142, the company evaluated the impairment of indefinite lived intangible assets and determined that none were impaired based on estimations in market value.  Fair value for each of the company's five reporting units was determined by discounted cash flows and validated with various market-comparable approaches.  Based on preliminary results, which are currently under review, the company estimates the transitional impairment loss to be between $25 - $30 million before taxes, the majority of which is primarily related to the Steel Business.  Once the review has been completed, the related transitional impairment loss is expected to be recorded in the third quarter as a non-cash charge and reflected as the cumulative effect of a change in accounting principle.
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
c) competitive factors, including changes in market penetration, increasing price competition by existing or new foreign and domestic competitors, the introduction of new products by existing and new competitors, and new tech-
   nology that may impact the way the company's products are sold or distributed.
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
e) the success of the company's operating plans, including its ability to achieve the benefits from its global restructuring, manufacturing trans-
   formation, and administrative cost reduction as well as its ongoing contin-
   uous improvement and rationalization programs; its ability to integrate acquisitions into company operations; the ability of acquired companies to achieve satisfactory operating results; its ability to maintain appropriate relations with unions that represent company associates in certain locations in order to avoid disruptions of business and its ability to successfully implement its new organizational structure.
f) unanticipated litigation, claims or assessments.  This includes, but is not limited to, claims or problems related to intellectual property, product warranty and environmental issues.
g) changes in worldwide financial markets, to the extent they affect the com-
   pany's ability or costs to raise capital, have an impact on the overall performance of the company's pension fund investments and/or cause changes in the economy which affect customer demand.
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
Item 6.  Exhibits and Reports on Form 8-K
         (a).  Exhibits
               10    The form of The Timken Company 1996 Deferred Compensation
                     Plan Election Agreement for Deferral of Restricted Shares
               10.1  Retirement Agreement entered into as of June 30, 2002 between the company and Gene E. Little
               11    Computation of Per Share Earnings
               12    Computation of Ratio of Earnings to Fixed Charges
               99.1  Certification Pursuant to 18 U.S.C. Section 1350, As
                     Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
                     of 2002 signed on August 13, 2002 by the President and
                     Chief Executive Officer and the Executive Vice President -
                     Finance and Administration
         (b)   Reports on Form 8-K:
               On July 19, 2002, the company filed a Form 8-K regarding Other
               Events, which contained a press release, dated July 18,2002 titled "The Timken Company Announces Second Quarter Results."  A
               consolidated statement of income, consolidated statement of cash flows and balance sheet as of June 30, 2002 were included in the filing.

                                                                      24.
         (b)   Reports on Form 8-K (continued):
               On August 7, 2002, the company filed a Form 8-K regarding Other
               Events and Regulation FD Disclosure, which contained the State-
               ments under Oath of its President and Chief Executive Officer and its Executive Vice President - Finance and Administration
               regarding facts and circumstances relating to Exchange Act
               Filings.  No financial statements were filed.
               On July 17, 2002, the company filed a Form 8-K regarding Other
               Events and Regulation FD Disclosure, which contained estimated market data and industry trend information relating to a number of industry segments in which the company sells bearing and steel products.  No financial statements were filed.
               On June 17, 2002, the company filed a Form 8-K regarding Other
               Events and Regulation FD Disclosure, which contained estimated market data and industry trend information relating to a number of industry segments in which the company sells bearing and steel products.  No financial statements were filed.
               On May 20, 2002, the company filed a Form 8-K regarding Other
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

                                                                           25.
                            SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of
1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         The Timken Company
                                  _______________________________

Date      August 13, 2002          BY   /s/ James W. Griffith
      ________________________    _______________________________
                                   James W. Griffith
                                   Chief Executive Officer,
                                   President and Director

Date      August 13, 2002          BY   /s/ Glenn A. Eisenberg
      ________________________    _______________________________
                                   Glenn A. Eisenberg
                                   Executive Vice President - Finance and
                                   Administration