Form 10-Q
period 2002-11-13
TIMKEN CO
filed 2002-11-13
CIK 98362

                                                                           1.
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.   20549
                            FORM 10Q
[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
   Securities Exchange Act of 1934 for the quarterly period
   ended September 30, 2002
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
                    YES    X      NO
                          ___         ___

Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).
                    YES    X      NO
                          ___         ___

Common shares outstanding at September 30, 2002, 63,315,670.

PART I.  FINANCIAL INFORMATION                                             2.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
                                                         Sept. 30      Dec. 31
                                                           2002         2001
ASSETS                                                 ----------    ----------
Current Assets                                          (Thousands of dollars)
Cash and cash equivalents...........................      $36,812       $33,392
Accounts receivable, less allowances,
(2002-$16,250; 2001-$14,715)........................      376,416       307,759
Refundable income taxes.............................          -          15,103
Deferred income taxes...............................       42,790        42,895
Inventories (Note 2) ...............................      464,394       429,231
                                                       ----------    ----------
          Total Current Assets......................      920,412       828,380
Property, Plant and Equipment.......................    2,951,614     2,971,793
 Less allowances for depreciation...................    1,714,207     1,666,448
                                                       ----------    ----------
                                                        1,237,407     1,305,345
Goodwill (Note 8)...................................      129,526       150,041
Deferred income taxes...............................       23,207        27,164
Intangible pension asset............................      136,382       136,118
Other assets........................................       95,109        86,036
                                                       ----------    ----------
      Total Assets..................................   $2,542,043    $2,533,084
                                                       ==========    ==========
LIABILITIES
Current Liabilities
Accounts payable and other liabilities..............     $263,303      $258,001
Short-term debt and commercial paper................      131,432       128,864
Accrued expenses....................................      272,242       254,291
                                                       ----------    ----------
          Total Current Liabilities.................      666,977       641,156
Noncurrent Liabilities
Long-term debt (Note 3) ............................      350,515       368,151
Accrued pension cost................................      270,179       317,297
Accrued postretirement benefits cost................      413,319       406,568
Other noncurrent liabilities........................       21,980        18,177
                                                       ----------    ----------
          Total Noncurrent Liabilities..............    1,055,993     1,110,193
Shareholders' Equity (Note 4)
Common stock........................................      309,728       248,863
Earnings invested in the business...................      736,212       757,410
Accumulated other comprehensive loss................     (226,867)     (224,538)
                                                       ----------    ----------
          Total Shareholders' Equity................      819,073       781,735
      Total Liabilities and Shareholders' Equity....   $2,542,043    $2,533,084
                                                       ==========    ==========

PART I.  FINANCIAL INFORMATION Continued                                   3.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                                  Nine Months Ended            Three Months Ended
                                                                Sept. 30      Sept. 30       Sept. 30      Sept. 30
                                                                  2002          2001           2002          2001
                                                               ----------    ----------     ----------    ----------
                                                                   (Thousands of dollars, except per share data)
Net sales...................................................   $1,905,177    $1,873,603       $628,591      $577,698
Cost of products sold.......................................    1,550,972     1,553,555        517,329       486,747
                                                               ----------    ----------     ----------    ----------
   Gross Profit.............................................      354,205       320,048        111,262        90,951
Selling, administrative and general expenses................      266,379       276,655         87,382        86,828
Impairment and restructuring charges .......................       24,986        49,405          7,703        24,639
                                                               ----------    ----------     ----------    ----------
   Operating Income (Loss)..................................       62,840        (6,012)        16,177       (20,516)
Interest expense............................................      (23,996)      (25,813)        (8,072)       (8,432)
Interest income.............................................          991         1,670            294           573
Other expense...............................................      (12,490)       (5,371)        (3,415)       (2,476)
   Income (Loss) Before Income Taxes and Cumulative Effect     ----------    ----------     ----------    ----------
     of Accounting Changes..................................       27,345       (35,526)         4,984       (30,851)
Provision (benefit) for income taxes (Note 6)...............       12,360         7,358          3,147          (319)
   Income (Loss) Before Cumulative Effect of Change in         ----------    ----------     ----------    ----------
     Accounting Principle...................................       14,985       (42,884)         1,837       (30,532)

Cumulative effect of change in accounting principle (net of
  income tax benefit of $7,786).............................      (12,702)         -           (12,702)         -
Net Income (Loss)...........................................       $2,283      $(42,884)      $(10,865)     $(30,532)
                                                               ==========    ==========     ==========    ==========
   Earnings Per Share:
   Income (loss) before cumulative effect of change in
     accounting principle...................................       $ 0.25        $(0.71)        $ 0.03        $(0.51)
   Cumulative effect of change in accounting principle......       $(0.21)       $  -           $(0.21)       $  -
   Earnings Per Share*......................................       $ 0.04        $(0.71)        $(0.18)       $(0.51)
   Earnings Per Share - assuming dilution:
   Income (loss) before cumulative effect of change in
     accounting principle...................................       $ 0.25        $(0.71)        $ 0.03        $(0.51)
   Cumulative effect of change in accounting principle......       $(0.21)       $  -           $(0.21)       $  -
   Earnings Per Share - assuming dilution**.................       $ 0.04        $(0.71)        $(0.18)       $(0.51)
   Dividends Per Share......................................       $ 0.39        $ 0.54         $ 0.13        $ 0.18
                                                               ==========    ==========     ==========    ==========
*  Average shares outstanding...............................   60,459,277    59,979,699     61,091,924    59,958,690
** Average shares outstanding - assuming dilution...........   60,998,543    60,156,778     61,430,256    60,086,662

PART I.  FINANCIAL INFORMATION Continued                                   4.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                         Nine Months Ended
Cash Provided (Used)                                    Sept. 30   Sept. 30
                                                          2002        2001
                                                       --------   --------
OPERATING ACTIVITIES                                  (Thousands of dollars)
Net Income (Loss)......................................$  2,283   $(42,884)
Adjustments to reconcile net income to net cash
provided by operating activities:
 Cumulative effect of accounting change................  12,702       -
 Depreciation and amortization......................... 110,956    114,015
 Provision (credit) for deferred income taxes..........  23,557     (7,196)
 Stock issued in lieu of cash to employee benefit plans   4,628      1,319
 Non-cash portion of impairment and restructuring
  charges.............................................. (13,368)    40,344
 Changes in operating assets and liabilities:
  Accounts receivable.................................. (64,254)   (20,809)
  Inventories.......................................... (35,222)    22,003
  Other assets.........................................  (6,766)   (26,297)
  Accounts payable and accrued expenses................  46,094    (49,773)
  Foreign currency translation.........................   8,446      4,801
                                                       --------   --------
   Net Cash Provided by Operating Activities...........  89,056     35,523
INVESTING ACTIVITIES
 Purchases of property, plant and equipment - net...... (33,849)   (61,832)
 Acquisitions..........................................  (6,751)    (1,170)
                                                       --------   --------
   Net Cash Used by Investing Activities............... (40,600)   (63,002)
FINANCING ACTIVITIES
 Cash dividends paid to shareholders................... (23,481)   (32,388)
 Purchase of treasury shares...........................    -        (2,795)
 Payments on long-term debt............................ (36,872)    (1,487)
 Proceeds from issuance of long-term debt..............    -        76,110
 Short-term debt activity - net........................  14,462      4,828
                                                       --------   --------
   Net Cash (Used) Provided by Financing Activities.... (45,891)    44,268
Effect of exchange rate changes on cash................     855     (1,801)
Increase in Cash and Cash Equivalents..................   3,420     14,988
Cash and Cash Equivalents at Beginning of Period.......  33,392     10,927
                                                       --------   --------
Cash and Cash Equivalents at End of Period.............$ 36,812   $ 25,915
                                                       ========   ========

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                         5.
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
Annual Report on Form 10-K for the year ended December 31, 2001.  Certain amounts have been reclassified to conform with current year presentation.
                                                           9/30/02    12/31/01
Note 2 -- Inventories                                     --------   ---------
                                                         (Thousands of dollars)
Finished products                                         $188,254    $180,533
Work-in-process and raw materials                          241,708     212,040
Manufacturing supplies                                      34,432      36,658
                                                          --------    --------
                                                          $464,394    $429,231
                                                          ========    ========
An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.
Accordingly, interim LIFO calculations must necessarily be based on manage-
ment's estimates of expected year-end inventory levels and costs.  Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.
                                                           9/30/02    12/31/01
                                                          --------   ---------
Note 3 -- Long-term Debt                                 (Thousands of dollars)
State of Ohio Pollution Control Revenue Refunding Bonds,
   maturing on July 1, 2003.  The variable interest
   rate is tied to the bank's tax exempt weekly interest
   rate.  The rate at September 30, 2002 is 1.70%.        $ 17,000    $ 17,000
State of Ohio Water Development Revenue Refunding
   Bond, maturing on May 1, 2007.  The variable interest
   rate is tied to the bank's tax exempt weekly interest
   rate. The rate at September 30, 2002 is 1.70%.            8,000       8,000
State of Ohio Air Quality and Water Development Revenue
   Refunding Bonds, maturing on November 1, 2025.  The
   variable interest rate is tied to the bank's tax
   exempt weekly interest rate.  The rate at
   September 30, 2002 is 1.70%.                             21,700      21,700
State of Ohio Water Development Authority Solid Waste
   Revenue Bonds, maturing on July 1, 2032.  The
   variable interest rate is tied to the bank's tax
   exempt weekly interest rate.  The rate at
   September 30, 2002 is 1.75%.                             24,000      24,000
Fixed Rate Medium-Term Notes, Series A, due at various
   dates through May, 2028 with interest rates ranging
   from 6.20% to 7.76%.                                    292,000     327,000
Other                                                       11,359      12,885
                                                          --------    --------
                                                           374,059     410,585
Less:  Current Maturities                                   23,544      42,434
                                                          --------    --------
                                                          $350,515    $368,151
                                                          ========    ========

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)
Continued                                                                  6.
Note 4 -- Shareholders' Equity                    9/30/02  12/31/01
                                                 --------  --------
Class I and Class II serial preferred stock    (Thousands of dollars)
without par value:
   Authorized -- 10,000,000 shares each class
   Issued - none                                 $   -     $   -
Common Stock without par value:
   Authorized -- 200,000,000 shares
   Issued (including shares in treasury)
      2002 - 63,315,670 shares
      2001 - 63,082,626 shares
   Stated Capital                                  53,064    53,064
   Other paid-in capital                          256,664   256,423
Less cost of Common Stock in treasury
      2001 - 3,226,544 shares                        -       60,624
                                                 --------  --------
                                                 $309,728  $248,863
                                                 ========  ========
An analysis of the change in capital and earnings invested in the business is as follows:
                                               Common Stock       Earnings    Accumulated
                                                        Other     Invested       Other
                                              Stated   Paid-In     in the    Comprehensive   Treasury
                                             Capital   Capital    Business       Loss         Stock       Total
                                             -------   --------   --------     ----------    --------   ----------
                                                                    (Thousands of dollars)
Balance December 31, 2001                    $53,064   $256,423   $757,410      ($224,538)   ($60,624)  $  781,735
Net Income                                                           2,283                                   2,283
Foreign currency translation adjustment                                            (2,721)                  (2,721)
Change in fair value of derivative
  financial instruments                                                              (123)                    (123)
Reclassification adjustments - contract
  settlements                                                                         515                      515
                                                                                                        ----------
Total comprehensive loss                                                                                       (46)
Dividends  - $.39 per share                                        (23,481)                                (23,481)
Stock Options, employee benefit and dividend
  reinvestment plans:
  Treasury - issued 459,589 shares                       (2,234)                                8,619        6,385
  Treasury - acquired 0 shares
Pension Contribution
  Treasury - issued 2,766,955 shares                                                           52,005       52,005
  Common Stock - issued 233,045 shares                    2,475                                              2,475
                                             -------   --------    --------     ----------   --------   ----------
Balance September 30, 2002                   $53,064   $256,664    $736,212     ($226,867)   $    -     $  819,073
                                             =======   ========    ========     ==========   ========   ==========
The total comprehensive loss for the three months ended September 30, 2002 and 2001 was $ 17,759,000 and
$31,832,000, respectively.  Total comprehensive loss for the nine months ended September 30, 2001 was $56,118,000.

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                          7.
Continued
Note 5 -- Impairment and Restructuring Charges
In April 2001, the company announced a strategic global refocusing of its manufacturing operations to establish a foundation for accelerating the company's growth initiatives. This second phase of the company's transformation includes creating focused factories for each product line or component, replacing specific manufacturing processes with state-of-the-art processes through the company's global supply chain, rationalizing production to the lowest total cost plants in the company's global manufacturing system and implementing lean manufacturing process redesign.  The company also announced its intention to close bearing plants in Columbus, Ohio and Duston, England, and to sell a tooling plant in Ashland,Ohio.  The Columbus bearing plant ceased manufacturing operations in November 2001 while the Duston plant ceased manufacturing operations at the end of September 2002.  Additionally, on June
30, 2002, the company sold its Ashland plant to Ashland Precision Tooling, LLC.
To implement these actions, the company is expecting to take approximately
$100 - $110 million in severance, impairment and implementation charges from
2001 through the end of 2002.
The company targeted an annualized pretax rate of savings of approximately
$100 million by the end of 2004 as a result of this program.  Through September
30, 2002, the company achieved estimated annual savings of $70 million.
The following chart details the breakdown by segment of the $7.7 million in restructuring and impairment charges incurred during the three months ended
September 30, 2002 (in millions of dollars):
                                       Auto     Industrial    Steel     Total
Restructuring:                        -------   ----------   -------   -------
Separation costs                      $   0.3   $      0.9   $   -     $   1.2
Exit costs                                0.4          -         -         0.4
                                      -------   ----------   -------   -------
                                      $   0.7   $      0.9   $   -     $   1.6
Impaired assets:
Property, plant and equipment         $   1.1   $      1.6   $   -     $   2.7
Special Charges:
SFAS No. 88/106 Curtailment           $   0.8   $      2.0   $   0.9   $   3.7
Reversal of Separation Cost           $  (0.1)  $     (0.2)  $   -     $  (0.3)
                                      -------   ----------   -------   -------
                                      $   2.5   $      4.3   $   0.9   $   7.7
                                      =======   ==========   =======   =======
The third quarter 2002 Automotive Bearings Business impaired assets charge related to the Duston plant closure.  The Industrial Bearings Business impaired assets charge related to the Columbus plant closure.  The majority of the Auto-
motive and Industrial restructuring costs also related to the Duston and
Columbus plant closures, respectively. Third quarter 2002 charges also included severance for Columbus associates and special curtailment expenses (pension and postretirement benefits) related to associates involved in the sale of the
Ashland plant and the salaried workforce reduction.  The reversals of

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                          8.
Continued
Note 5 -- Impairment and Restructuring Charges (continued)
separation cost in the third quarter of 2002 related to associates who were previously included in the severance accrual but for whom severance will not be paid, as these associates subsequently retired or found other employment.
Implementation charges for the quarter ended September 30, 2002 totaled
$4.4 million.  Of these charges, $2.1 million were classified as cost of products sold and $2.3 million as selling, administrative and general expenses.
Cumulative restructuring and impairment charges related to the second phase of restructuring as of September 30, 2002 by segment, are as follows (in millions of dollars):
                                       Auto     Industrial    Steel     Total
Restructuring:                        -------   ----------   -------   -------
Separation costs                      $  26.9   $      5.5   $   1.5   $  33.9
Exit costs                                1.9          1.0       -         2.9
                                      -------   ----------   -------   -------
                                      $  28.8   $      6.5   $   1.5   $  36.8
Impaired assets:
Property, plant and equipment         $  15.2   $      2.5   $   -     $  17.7
Special Charges:
SFAS No. 88/106 Curtailment           $   0.8   $     18.8   $   0.9   $  20.5
Reversal of Separation Cost           $  (0.5)  $     (0.6)  $  (0.2)  $  (1.3)
                                      -------   ----------   -------   -------
                                      $  44.3   $     27.2   $   2.2   $  73.7
                                      =======   ==========   =======   =======
Cumulative implementation charges related to the second phase of restructuring totaled $22.3 million as of September 30, 2002. Of these charges, $11.3 million were classified as cost of products sold and $11.0 million were classified as selling, administrative and general expenses.  As of September 30, 2002, the remaining severance accrual balance was $6.8 million including $0.6 million in additional expense incurred during the third quarter, offset by the accrual reversal and foreign currency adjustments of $0.1 million.  Total payments made during the third quarter of 2002 totaled $4.9 million.
From the announcement of the restructuring initiatives in April 2001 to
September 30, 2002, 1,682 associates left the company as a result of the restructuring and salaried workforce reduction.  Of that number, 1,214 people were from the Duston and Columbus plants, Canton bearing plants, Canadian
Timken Ltd., and associates included in the worldwide salaried workforce for whom severance has been paid.  In addition, 78 associates left the company as a consequence of the sale of the Ashland plant.  The remaining 390 associates have retired or voluntarily left the company as of September 30, 2002, and their positions have been eliminated.

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                          9.
Continued
Note 6 -- Income Tax Provision       Nine Months Ended     Three Months Ended
                                    Sept. 30    Sept. 30  Sept. 30    Sept. 30
                                      2002        2001      2002        2001
                                    --------    --------  --------    --------
                 U.S.                         (Thousands of dollars)
                    Federal          $ 6,877     $ 3,292   $ 1,001     $(1,949)
                    State & Local      1,688        (395)      551         104
                 Foreign               3,795       4,461     1,595       1,526
                                     -------     -------   -------     -------
                                     $12,360     $ 7,358   $ 3,147     $(319)
                                     =======     =======   =======     =======
Taxes provided exceed the U.S. statutory rate primarily due to foreign losses without current tax benefits.
Note 7 -- Segment Information
(Thousands of Dollars)                Nine Months Ended     Three Months Ended
                                     Sept. 30   Sept. 30    Sept. 30  Sept. 30
Automotive Bearings                    2002       2001        2002      2001
                                     --------   --------    --------  --------
 Net sales to external customers     $630,009   $565,761    $207,136  $176,518
 Depreciation and amortization         25,817     27,112       8,624     9,053
 Goodwill Amortization                   -            69        -           23
 Impairment and restructuring charges  17,011     23,858       2,550    23,597
 Loss before interest and taxes        (3,644)   (34,557)     (3,081)  (32,351)
Industrial Bearings
 Net sales to external customers     $658,230   $678,041    $217,232  $214,130
 Depreciation and amortization         34,451     32,606      11,669    10,627
 Goodwill Amortization                   -         3,613        -        1,201
 Impairment and restructuring charges   7,226     24,343       4,330       641
 Earnings before interest amd taxes    23,857      4,422      11,953     6,186
Steel
 Net sales to external customers     $616,938   $629,801    $204,223  $187,050
 Intersegment sales                   123,655    114,484      42,623    35,007
 Depreciation and amortization         50,606     49,683      16,725    16,579
 Goodwill Amortization                   -           932        -          311
 Impairment and restructuring charges     749      1,205         823       402
 Earnings before interest and taxes    31,530     16,522       4,769       911
Profit Before Taxes
 Total EBIT for reportable segments    51,743    (13,613)     13,641   (25,254)
 Interest expense                     (23,996)   (25,813)     (8,072)   (8,432)
 Interest income                          991      1,670         294       573
 Intersegment adjustments              (1,393)     2,230        (879)    2,262
 Income (loss) before income taxes     27,345    (35,526)      4,984   (30,851)

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                          10.
Continued
Note 8 - Change in Method of Accounting
Effective January 2002, the company adopted Statement of Financial Accounting
Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets."  In
accordance with SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment.
The application of the nonamortization provisions is expected to result in an increase in annual net income of $6.1 million (pre-tax), of which $1.5 million
(pre-tax) is related to the third quarter.  Changes in the estimated useful lives of intangible assets will not result in a material change to net income.
Intangible assets that are separable and have a definite life will continue to be amortized over the estimated useful lives.
In accordance with the adoption of SFAS No. 142, the company evaluated the impairment of indefinite lived intangible assets and determined that none were impaired based on estimations in market value.  Fair value of each of the company's five reporting units was determined by discounted cash flows and validated with various market-comparable approaches.  Based on the results of this review, the company recorded a transitional impairment loss of
$12.7 million, net of an income tax benefit of $7.8 million, which relates to the Specialty Steel Business.  The transitional impairment loss was recorded in the third quarter as a non-cash charge and reflected as the cumulative effect of a change in accounting principle.
Prior to the adoption of SFAS No. 142, amortization expense was recorded for goodwill and other intangible assets.  The following table reflects reported net income for the third quarter and first nine months of 2002 adjusted for purposes of comparison:
(Thousands of Dollars)            Nine Months Ended     Three Months Ended
                                 Sept. 30   Sept. 30   Sept. 30    Sept. 30
                                   2002       2001       2002        2001
                                 --------   --------   --------    --------
  Reported net income (loss)     $  2,283   $(42,884)  $(10,865)   $(30,532)
  Plus:  Goodwill and indefinite
         lived intangible asset
         amortization, net of tax     -        3,156        -           726
                                 --------   --------   --------    --------
  Adjusted net income (loss)     $  2,283   $(39,728)  $(10,865)   $(29,806)
                                 ========   ========   ========    ========
Earnings per share (basic and diluted):
  Reported net income (loss)     $   0.04   $  (0.71)  $  (0.18)   $  (0.51)
  Plus:  Goodwill and indefinite
         lived intangible asset
         amortization, net of tax     -         0.05        -          0.01
                                 --------   --------   --------    --------
  Adjusted net income (loss)     $   0.04   $  (0.66)  $  (0.18)   $  (0.50)

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         11.
Continued
Note 8 - Change in Method of Accounting (continued)
The changes in the carrying amount of goodwill and indefinite lived intangible assets for the quarter ended September 30, 2002 are as follows:

(Thousands of Dollars)
                  Balance                                Balance
                  12/31/01   Impairment     Other        9/30/02
                 ---------   ----------   ----------   ----------
Goodwill:
Automotive       $   1,577   $      -     $      (71)  $    1,506
Industrial         120,426          -           (805)     119,621
Steel               28,038      (20,488)         849        8,399
                 ---------   ----------   ----------   ----------
                 $ 150,041   $  (20,488)  $    1,192   $  129,526
The indefinite lived intangible assets are immaterial.
Total intangible assets at September 30 were $134.7 million, of which unamortizable assets were $130.6 million, consisting primarily of goodwill and industrial license agreements, with the remaining primarily being amortizable industrial land use rights.
Note 9 - Subsequent Event
On October 16, 2002, the company announced that it had reached an agreement with Ingersoll-Rand Company Limited to acquire its Engineered Solutions business, including certain operating assets and its subsidiary, The Torrington
Company, a leading worldwide producer of needle roller, heavy duty roller and ball bearings and motion control components and assemblies, for cash and stock valued at approximately $840 million.  Under the terms of the agreement,
Ingersoll-Rand will receive approximately $700 million in cash and $140 million worth of the company's common stock.  The transaction, which is subject to antitrust clearance, successful completion of debt and equity financing, and customary closing conditions, is expected to close during the first quarter of
2003.

                                                                         12.
Management's Discussion and Analysis of Financial Condition and Results of
Operations
Results of Operations
---------------------
The Timken Company reported net sales of $628.6 million and $1.905 billion for the third quarter and first nine months of 2002, respectively, an increase of
8.8% from $577.7 million in the same quarter and 1.7% from $1.874 billion for the same period a year ago.  The company reported a net loss of $10.9 million and net income of $2.3 million for the third quarter and first nine months of
2002, respectively, compared to a net loss of $30.5 million and $42.9 million in the third quarter and first nine months of 2001, respectively.  In the third quarter and first nine months of 2002, the company incurred total pretax restructuring and implementation charges of $12.1 million and $39.3 million, respectively.  These charges included $7.7 million and $25.0 million in the third quarter and first nine months of 2002, respectively, related to impair-
ment and restructuring charges and $4.4 million and $14.3 million related to implementation expenses, which were reflected in the company's cost of products sold and selling, administrative and general expenses for the quarter and the first nine months of 2002, respectively.  In addition, the company recorded
$12.7 million (net of tax benefit) in the third quarter of 2002 as a cumulative effect of change in accounting principle related to the impairment of goodwill.
The third quarter and first nine months of 2001 included pretax charges of
$27.2 million and $57.0 million, respectively.  Of this, $24.6 million represented impairment and restructuring charges and $2.6 million represented implementation charges in the third quarter of 2001; $49.4 million represented impairment and restructuring charges and $7.6 million represented implementa-
tion charges for the first nine months of 2001.  In addition, net income for the third quarter of 2002 was favorably impacted by the discontinuation of goodwill amortization, which was $1.5 million (pre-tax) and $4.6 million (pre-
tax) in the third quarter and first nine months of 2001.
Consistent with the first half of 2002, the company's third quarter and first nine months results benefited from continued strength in the automotive industry for both Automotive Bearings and Steel.  North American light truck production continued to be strong in the third quarter and first nine months of
2002.  North American heavy truck demand also remained strong resulting from the anticipated environmental regulation change to occur in the fourth quarter.
However, industrial markets around the world continued to show few signs of recovery.  Rail demand remains weak and global aerospace demand remains weak versus levels from a year ago.  Nevertheless, the company improved its earnings performance in the third quarter and first nine months of 2002, which reflects cost reductions achieved through its ongoing restructuring of manu-
facturing operations and lower administrative spending levels.
Gross profit was $111.3 million (17.7% of net sales) and $354.2 million (18.6%
of net sales) in the third quarter  and first nine months of 2002, respectively, compared to $91.0 million (15.7% of net sales) and $320.0 million
(17.1% of net sales) in the same periods a year ago.  Gross profit performance improved due to higher sales volume, cost containment and savings generated from the company's manufacturing strategy initiatives.  In addition, the third quarter and first nine months 2002 gross profit was favorably impacted by the discontinuation of goodwill amortization, which was $1.5 million (pre-tax) and
$4.6 million (pre-tax) in the third quarter and first nine months of 2001.
Selling, administrative and general expenses were $87.4 million (13.9% of net sales) and $266.4 million (14.0% of net sales) in the third quarter and first nine months of 2002, respectively, compared to $86.8 million (15.0% of net

                                                                         13.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
sales) and $276.7 million (14.8% of net sales) recorded in the third quarter and first nine months of 2001.  Although there was an increase in implementa-
tion charges of $1.0 million and $4.5 million in the third quarter and first nine months of 2002, respectively, compared to the same periods a year ago, as well as increased performance-based pay reserves, these increases were offset by savings related to the salaried workforce reduction and continuing focused control on discretionary spending.
The company continued, in the third quarter of 2002, the second phase of the strategic global refocusing of its manufacturing operations it announced in
April 2001 to establish a foundation for accelerating the company's growth initiatives.  This second phase of the company's transformation includes creating focused factories for each product line or component, replacing specific manufacturing processes with state-of-the-art processes through the company's global supply chain, rationalizing production to the lowest total cost plants in the company's global manufacturing system and implementing lean manufacturing process redesign.  The company also announced in 2001 its intention to close bearing plants in Columbus, Ohio and Duston, England, and to sell a tooling plant in Ashland, Ohio.  The Columbus bearing plant ceased manu-
facturing operations in November 2001 while the Duston plant ceased manu-
facturing operations at the end of September 2002.  Additionally, on June 30,
2002, the company sold its Ashland plant to Ashland Precision Tooling, LLC.
The company targeted an annualized pretax rate of savings of approximately
$100 million by the end of 2004 as a result of this program.  Through September
30, 2002, the company achieved estimated annual savings of $70 million.
The following chart details the breakdown by segment of the $7.7 million and
$24.9 million in restructuring and impairment charges incurred during the three months and nine months ended September 30, 2002 (in millions of dollars):
Three months ended September 30,2002:
                                      Auto      Industrial    Steel     Total
Restructuring:                       -------    ----------   -------   -------
Separation costs                     $   0.3    $      0.9   $   -     $   1.2
Exit costs                               0.4           -         -         0.4
                                     -------    ----------   -------   -------
                                     $   0.7    $      0.9   $   -     $   1.6
Impaired assets:
Property, plant and equipment        $   1.1    $      1.6   $   -     $   2.7
Special charges:
SFAS No. 88/106 curtailment          $   0.8    $      2.0   $   0.9   $   3.7
Reversal of separation cost          $  (0.1)   $     (0.2)  $   -     $  (0.3)
                                     -------    ----------   -------   -------
                                     $   2.5    $      4.3   $   0.9   $   7.7
                                     =======    ==========   =======   =======

                                                                         14.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
Nine months ended September 30,2002:
                                      Auto      Industrial    Steel     Total
Restructuring:                       -------    ----------   -------   -------
Separation costs                     $   1.0    $      1.9   $   0.2   $   3.1
Exit costs                               1.5           -         -         1.5
                                     -------    ----------   -------   -------
                                     $   2.5    $      1.9   $   0.2   $   4.6
Impaired assets:
Property, plant and equipment        $  14.1    $      2.1   $   -     $  16.2
Special charges:
SFAS No. 88/106 curtailment          $   0.8    $      3.7   $   0.9   $   5.4
Reversal of separation cost          $  (0.5)   $     (0.6)  $  (0.2)  $  (1.3)
                                     -------    ----------   -------   -------
                                     $  16.9    $      7.1   $   0.9   $  24.9
                                     =======    ==========   =======   =======
The third quarter and first nine months 2002 Automotive Bearings Business impaired assets charge related to the Duston plant closure.  The Industrial
Bearings Business impaired assets charge related to the Columbus plant closure.
The majority of the Automotive and Industrial restructuring costs in all of
2002 related to the Duston and Columbus plant closures, respectively.  Third quarter and first nine months 2002 charges also included severance for Columbus associates and special curtailment expenses (pension and postretirement bene-
fits) related to associates involved in the sale of the Ashland plant and the salaried workforce reduction. The reversals of separation cost in the third quarter and first nine months of 2002 related to associates who were previously included in the severance accrual but for whom severance will not be paid, as these associates subsequently retired or found other employment.
Implementation charges for the quarter and nine months ended September 30, 2002 totaled $4.4 million and $14.3 million, respectively.  Of these charges,
$2.1 million and $7.1 million, respectively, were classified as cost of products sold and $2.3 million and $7.2 million, respectively, were classified as selling, administrative and general expenses.

                                                                         15.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
Cumulative restructuring and impairment charges related to the second phase of restructuring as of September 30, 2002 by segment, are as follows (in millions of dollars):
                                      Auto      Industrial    Steel     Total
Restructuring:                       -------    ----------   -------   -------
Separation costs                     $  26.9    $      5.5   $   1.5   $  33.9
Exit costs                               1.9           1.0       -         2.9
                                     -------    ----------   -------   -------
                                     $  28.8    $      6.5   $   1.5   $  36.8
Impaired assets:
Property, plant and equipment        $  15.2    $      2.5   $   -     $  17.7
Special charges:
SFAS 88/106 curtailment              $   0.8    $     18.8   $   0.9   $  20.5
Reversal of separation cost          $  (0.5)   $     (0.6)  $  (0.2)  $  (1.3)
                                     -------    ----------   -------   -------
                                     $  44.3    $     27.2   $   2.2   $  73.7
                                     =======    ==========   =======   =======
Cumulative implementation charges related to the second phase of restructuring totaled $22.3 million as of September 30, 2002.  Of these charges,
$11.3 million were classified as cost of products sold and $11.0 million were classified as selling, administrative and general expenses.  As of
September 30, 2002, the remaining severance accrual balance was $6.8 million, including $0.6 million in additional expense incurred during the third quarter
2002, offset by total accrual reversal and foreign currency adjustments of
$0.1 million.  Total payments made during the third quarter of 2002 totaled
$4.9 million.
From the announcement of the restructuring initiatives in April 2001 to
September 30, 2002, 1,682 associates left the company as a result of the restructuring and salaried workforce reduction.  Of that number, 1,214 people were from the Duston and Columbus plants, Canton bearing plants, Canadian
Timken Ltd., and associates included in the worldwide salaried workforce for whom severance has been paid.  In addition, 78 associates left the company as a result of the sale of the Ashland plant.  The remaining 390 associates retired or voluntarily left the company as of September 30, 2002, and their positions have been eliminated.
Other expense recorded in the third quarter of 2002 increased 38% and more than doubled from the same periods a year ago due primarily to increased foreign currency losses and the lack of realized gains from land sales.
The income tax rate exceeds the U.S. statutory rate primarily due to state and local taxes and current foreign net operating losses for which no current tax benefit is being realized.
On October 16, 2002, the company announced that it had reached an agreement with Ingersoll-Rand Company Limited to acquire its Engineered Solutions business, including certain operating assets and its subsidiary, The Torrington
Company, a leading worldwide producer of needle roller, heavy duty roller and ball bearings and motion control components and assemblies, for cash and stock valued at approximately $840 million.  Under the terms of the agreement,
Ingersoll-Rand will receive approximately $700 million in cash and $140 million

                                                                         16.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
worth of the company's common stock.  The transaction is subject to antitrust clearance, successful completion of debt and equity financing, and customary closing conditions.
Automotive Bearings
The Automotive Bearings Business includes products for passenger cars, light and heavy trucks and trailers.  Global Automotive Bearings' sales for the third quarter and first nine months of 2002 increased 17.3% to $207.1 million, from
$176.5 million in the third quarter of 2001, and 11.3% to $630.0 million, from
$565.8 million in the first nine months of 2001.  Widespread incentive programs on light vehicles and changing environmental regulations on heavy trucks drove
North American demand in the third quarter and first nine months of 2002.
North American light truck production is up approximately 11% year-to-date compared to the same period a year ago. Medium and heavy truck production globally continues to be weak.  In North America, medium and heavy truck production is down 10% year-to-date from 2001.  The company expects demand for heavy trucks in North America to decline significantly in the fourth quarter of
2002.  Latin American automotive markets continue to be negatively impacted by the current economic and political situations in that region.
Excluding $5.2 million and $24.4 million in restructuring and implementation charges for the third quarters of 2002 and 2001, and $24.7 million and
$25.1 million in restructuring and implementation charges for the first nine months of 2002 and 2001, respectively, and before interest and taxes,
Automotive Bearings' had earnings of $2.1 million, compared to a loss of
$7.9 million in 2001's third quarter, and earnings of $21.0 million, compared to a loss of $9.4 million in 2001's first nine months.  Including these charges,
Automotive Bearings' had a loss before interest and taxes of $3.1 million, compared with a loss before interest and taxes of $32.3 million in the third quarter of 2001, and a loss before interest and taxes of $3.6 million, compared with a loss before interest and taxes of $34.6 million, in the first nine months of 2001.  The increase in EBIT, excluding restructuring and implementation charges, resulted from increased sales volume compared to the same period a year ago, increased savings enhanced by the manufacturing strategy and salaried cost reduction initiatives and aggressive business cost control.  These increases more than offset the adverse impact of operating inefficiencies resulting from capacity constraints caused by equipment rationalization related to the manufacturing strategy initiative, foreign currency losses and costs incurred to meet higher-than-expected customer demand.
Automotive Bearings' selling, administrative and general expenses in the third quarter and first nine months of 2002 were comparable to the same periods a year ago.  The business has been focusing on controlling discretionary spending and realizing savings from the salaried cost reduction initiatives, which offset the increased implementation charges and performance-based pay reserves as a result of stronger EBIT performance in the third quarter and first nine months of 2002.
Industrial Bearings
The Industrial Bearings Business includes industrial, rail, aerospace and super precision products as well as emerging markets in China, India and Central and
Eastern Europe.  Industrial Bearings' net sales for the third quarter and first

                                                                         17.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
nine months of 2002 were $217.2 million and $658.2 million, an increase of
1.4% over the third quarter 2001 net sales of $214.1 million, and a decrease of 2.9% over the first nine months of 2001 net sales of $678.0 million.
Although general industrial demand strengthened modestly in the third quarter and first nine months of 2002 compared to the same periods a year ago, this strength was offset by weaker demand from aerospace and rail customers.
Rail demand is expected to remain depressed, and aerospace demand shows no near-term signs of improvement as customers reduce build rates.  Industrial markets are showing limited signs of recovery, and any recovery in 2003 is expected to be modest.
Excluding $6.2 million and $2.4 million in restructuring and implementation charges for the third quarters of 2002 and 2001, respectively, and
$13.9 million and $29.6 million in restructuring and implementation charges for the first nine months of 2002 and 2001, respectively, and goodwill amortization of $1.2 million and $3.6 million for the third quarter and first nine months of
2001, respectively, Industrial Bearings' EBIT was $18.1 million, up from
$9.8 million in third quarter of 2001, and $37.7 million, compared to
$37.6 million in the first nine months of 2001.  Including these charges,
Industrial Bearings' EBIT was $11.9 million for the third quarter of 2002, com-
pared to $6.2 million in the third quarter of 2001, and $23.8 million for the first nine months of 2002, compared to $4.4 million in the first nine months of
2001.  The improvement in EBIT performance, despite relatively flat volumes, was driven by improved product mix, efficiency improvements from the manufacturing strategy and salaried cost reduction initiatives, as well as aggressive business cost control.  Also, the third quarter and first nine months 2002 EBIT was favorably impacted by the discontinuation of goodwill amortization.  This improvement was dampened by the weakened demand in Aerospace and Super
Precision, which resulted in additional costs associated with surplus capacity, reduced work schedules and redundancy costs as operations were ramped down.
Industrial Bearings' selling, administrative and general expenses in the third quarter and first nine months of 2002 were comparable to the same period a year ago.  The business has been focusing on controlling discretionary spending and realizing savings from the salaried cost reduction initiatives, which offset the higher implementation charges and performance-based pay reserves as a result of stronger EBIT performance in the third quarter and first nine months of 2002.
Steel
Steel's net sales, including intersegment sales, of $246.8 million in third quarter of 2002 and $740.6 million in the first nine months of 2002 improved
11.1% and declined 0.5%, respectively, compared to net sales of $222.1 million and $744.3 million, in the same periods a year ago.  Sales to automotive and general industrial customers increased 23% and 31%, respectively, in the third quarter of 2002 compared to third quarter of 2001 and increased 21% and 14%, respectively, in the first nine months of 2002 compared to the first nine months of 2001.  However, sales to other customers continue to be sluggish.
Sales to the bearing industry, other than automotive suppliers, were weak, and aerospace sales decreased 12% and 3%, compared to the same periods a year ago.  Additionally, sales to oil country and steel service center customers decreased nearly 18% and 38%, respectively, compared to the same periods a year ago.

                                                                         18.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
The company expects some negative seasonal impact on sales to automotive customers in the fourth quarter.  Fourth quarter sales to general industrial customers and to steel service centers are expected to be higher than 2001.
Aerospace sales are expected to drop as customers cut the production of passenger planes.
Excluding restructuring and implementation charges of $0.8 million and
$0.8 million for the third quarter and first nine months of 2002, Steel's
EBIT was $5.6 million and $32.3 million, respectively.  This compares with EBIT of $1.6 million and $19.6 million in the third quarter and first nine months of 2001, excluding restructuring and implementation charges of
$0.4 million and $2.2 million, respectively, and goodwill amortization of
$0.3 million and $0.9 million, respectively.  Including restructuring and reorganization charges and goodwill amortization, Steel's EBIT was
$4.8 million and $31.5 million for the third quarter and the first nine months of 2002, compared to $0.9 million and $16.5 million in the same periods a year ago.  The increase in EBIT was the result of continuing cost-control actions.  The Steel Business has reduced operating costs through a combination of price reductions, product substitution and lower consumption.
Although scrap and alloy costs continued to increase in the third quarter and the first nine months of 2002 compared to the same periods a year ago, electricity and natural gas costs were lower than in the third quarter and first nine months of 2001 and contributed to the improved EBIT performance.
Additionally, third quarter and first nine months 2002 labor productivity increased compared to third quarter and first nine months 2001 due to efficiency improvements and increased production levels.  The company expects scrap and alloy costs to be higher in the fourth quarter compared to 2001 levels.
Steel's selling, administrative and general expenses in the second quarter of
2002 were slightly higher compared to the same period a year ago, primarily due to the increase in performance-based pay reserves as a result of stronger EBIT performance in 2002 compared to the third quarter of 2001.
Financial Condition
-------------------
Total assets as shown on the Consolidated Condensed Balance Sheets increased by approximately $9 million from December 31, 2001.  Inventory balances at the end of the third quarter of 2002 increased approximately 8% compared to year-end
2001 levels.  The company's number of days' supply in inventory as of September
30, 2002 was 110 days compared to 105 days as of December 31, 2001.  Total
Bearings' number of days' supply in inventory was comparable with the prior year period while Steel's inventory increased eleven days.  The increase in
Steel's inventories in the third quarter of 2002 was a result of the increase in operating levels to meet increased automotive customer demand.  The Steel number of days' supply in inventory as of December 31, 2001 was extremely low as the result of the depressed customer demand in the fourth quarter of 2001.
Accounts receivable have increased by $68.6 million since December 31, 2001.
The increase is due primarily to the increase in sales levels.  The number of days' sales in receivables at September 30, 2002 was comparable to December 31,
2001, which was 51 days.
As shown on the Consolidated Condensed Statement of Cash Flows, the increase in inventories used $35.2 million of cash during the first nine months of 2002.
Other assets used $6.8 million in cash during the first nine months of 2002.

                                                                         19.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
This was primarily due to the funding of the e-business joint ventures and other affiliations, which was offset by the collection of the receivable related to the Ashland plant fixed assets sale as well as other receivables collected during the third quarter.  Accounts payable and accrued expenses provided $46.1 million of cash in the first nine months of 2002, primarily due to an increase in amounts payable to suppliers and an increase in the amounts reserved for performance-based pay due to the company's better performance in the first nine months of 2002.  This increase in accounts payable and accrued expenses was offset by the restructuring accrual payments made during the first nine months of 2002.  Purchases of property, plant and equipment, net used
$33.8 million of cash in the first nine months of 2002, well below the
$61.8 million spent during the same period in 2001.
The 37.0% debt-to-total-capital ratio at September 30, 2002 is lower than the
38.9% ratio at year-end 2001.  Debt decreased by $15.1 million during the first nine months of 2002, to $481.9 million at September 30, 2002.  Excluding the acquisition of Torrington, the company currently expects that any cash require-
ments in excess of cash generated from operating activities will be satisfied by short-term borrowing and/or the issuance of medium-term notes. The company continues to focus on working capital management and discretionary spending.
The company's contractual debt obligations and contractual commitments out-
standing as of September 30, 2002 are as follows (in millions):
                                           Payments Due by Period
                       Total     Less than 1  1-3 years     4-5     After 5
                                    year                   years     years
                      -------    -----------  ---------   -------   -------
Long-term Debt         $374.1          $23.5       $9.6    $103.1    $237.9
Commercial Paper        $26.6          $26.6        -         -         -
Other Lines of
Credit                  $81.2          $81.2        -         -         -
Operating Leases        $57.1          $13.3      $21.9      $5.7     $16.2
The company's capital lease obligations are immaterial.  At September 30, 2002, the company had available $273.4 million through an unsecured $300.0 million revolving credit agreement with a group of banks.  The company is the guarantor of a $23.5 million letter of credit for Pel Technologies, LLC.  Excluding letters of credit and guarantees supporting current outstanding debt, the company also has approximately $31.5 million in various letters of credit and guarantees.
The company expects the $700 million cash component of the pending acquisition of Torrington will be financed through a new senior credit facility underwritten by Bank of America, Key Bank, Merrill Lynch & Co. and Morgan
Stanley, proceeds from a public offering of senior notes and a public offering of 11 million Timken shares.
On October 17, 2002, Standard & Poor's Rating Services publicly announced that it placed its ratings of the company on CreditWatch with negative implications.
Additionally, Moody's Investors Service announced that it had placed the company's debt ratings under review for possible downgrade.  These announce-
ments were in response to the company's announcement that it had reached an agreement with Ingersoll-Rand to purchase Torrington.  The company expects to maintain an investment grade rating.

                                                                         20.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
Total shareholders' equity has increased by approximately $37.3 million since
December 31, 2001.  The increase in equity was primarily the result of a favorable adjustment to the company's treasury shares of $60.8 million resulting from the stock contribution to the pension plan and other stock transactions, net income of $2.3 million, a non-cash foreign currency trans-
lation adjustment of $2.7 million, a non-cash adjustment of $0.4 million related to outstanding and settled derivative instruments and the payment of
$23.5 million in dividends. Although the Brazilian Real and Argentine Peso continued to be devalued during the first nine months of 2002, the adverse impact on the foreign currency translation adjustment was more than offset by the strength of currencies against the US dollar in many of the countries in which the company operates.
During the third quarter of 2002, the company did not purchase any shares of its common stock under the company's 2000 common stock purchase plan.  This plan authorizes the company to buy in the open market or in privately negotiated transactions up to 4 million shares of common stock, which are to
be held as treasury shares and used for specified purposes.   The company may
exercise this authorization until December 31, 2006.  The company does not ex-
pect to be active in repurchasing shares under this plan in the near-term.
Critical Accounting Policies
----------------------------
The company's financial statements are prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  "Management's Discussion and Analysis of Financial
Condition and Results of Operations," Item 7 of the company's Annual Report on
Form 10-K for the year ended December 31, 2001 includes a summary of critical accounting policies, assumptions and estimates that management believes are significant to the company's reported results of operations and financial condition.  Additional accounting policies are described in the "Significant
Accounting Policies" note to the consolidated financial statements included in the company's Annual Report on Form 10-K.
Pensions
--------
The company sponsors a number of defined benefit pension plans which cover most
U.S. and certain foreign associates.  Most other foreign associates are covered by government plans.  The company also sponsors several unfunded postretirement plans that provide health care and life insurance benefits for eligible retirees and dependents.  The measurement of liabilities related to these plans is based on management's assumptions related to future events, including return on pension plan assets, rate of compensation increases and health care cost trend rates.  The discount rate is determined using a model that matches corporate bond securities against projected pension and postretirement disbursements.  Actual pension plan asset performance will either reduce or increase unamortized pension losses at the end of 2002, which ultimately affects net income in subsequent years.

                                                                         21.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
Generally accepted accounting principles for defined benefit plans require the creation of a minimum pension liability when a defined employee benefit plan does not have sufficient assets available to cover the accumulated benefit obligation.  To the extent a plan has unrecognized prior service costs, an intangible pension asset is recorded.  The remaining difference is then charged to other comprehensive income, which is a component of shareholders' equity.
Based on current asset performance and interest rate levels, the company anticipates that it will be required to reduce shareholders' equity as of
December 31, 2002.  The amount of the reduction to shareholders' equity is dependent on the actual performance of the company's pension fund assets and interest rates and will not be determined until the first quarter of 2003.
Other Information
-----------------
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
Foreign currency exchange losses included in the company's operating results for the third quarter and first nine months of 2002 totaled $4.0 million and
$5.3 million, respectively, compared to income of $0.1 million and expense of
$5.6 million in the same year-ago periods.  The higher expense in 2002 is primarily attributable to certain foreign subsidiaries having payables denominated in currencies other than their own functional currency.
Regarding the balance sheet as of September 30, 2002, the company has a non-
cash foreign currency translation adjustment of $2.7 million, which decreased shareholders' equity, compared to a non-cash foreign currency translation adjustment of $13.3 million that decreased equity in the first nine months of
2001.  Although the Brazilian Real and Argentine Peso continued to be devalued during the first nine months of 2002, the adverse impact was more than offset by the strength of currencies against the US dollar in many of the countries in which the company operates.  The opposite was true during the first nine months of 2001 when the company was negatively impacted by continued weakening of currencies.
On November 1, 2002, the board of directors declared a quarterly cash dividend of $.13 per share, payable on December 2, 2002 to shareholders of record as of
November 15, 2002.  This is the 322nd consecutive dividend paid on the common stock of the company.
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
Change in Method of Accounting
------------------------------
No. 146 is effective for exit and disposal activities that are initiated after
December 31, 2002.  It is currently the company's policy to recognize restructuring costs as announced in April 2001 in accordance with EITF Issue
No. 94-3.
Effective January 2002, the Company adopted SFAS No. 142, "Goodwill and Other
Intangible Assets."  In accordance with SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed at least annually for impairment. The application of the nonamortization provisions is expected to result in an increase in annual net income of $6.1 million
(pre-tax), of which $1.5 million (pre-tax) is related to the third quarter of
2002.  Changes in the estimated useful lives of intangible assets will not result in a material increase to net income.  Intangible assets that are separable and have a definite life will continue to be amortized over the estimated useful lives of such assets.
In accordance with the adoption of SFAS No. 142, the company evaluated the impairment of indefinite lived intangible assets and determined that none were impaired based on estimations in market value.  Fair value for each of the company's five reporting units was determined by discounted cash flows and validated with various market-comparable approaches.  Based on the results of this review, the company recorded a transitional impairment loss of
$12.7 million, net of an income tax benefit of $7.8 million, which relates to the Specialty Steel Business.  This transitional impairment loss was recorded in the third quarter as a non-cash charge and reflected as the cumulative effect of a change in accounting principle.
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
a)   Risks associated with the consummation of the acquisition of Torrington, including our ability to obtain antitrust clearance and financing for the acquisition and other closing risks; the uncertainties in both timing and amount, if any, of actual benefits that may be realized as a result of the integration of the Torrington business with the company's operations;
     risks associated with diversion of management's attention from routine operations during the integration process; and risks associated with the higher level of debt associated with the acquisition.
b)   Changes in world economic conditions, including additional adverse effects from terrorism or hostilities.  This includes, but is not limited to, political risks associated with the potential instability of governments and legal systems in countries in which the company or its customers conduct business and significant changes in currency valuations.

                                                                         23.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
c)   The effects of changes in customer demand on sales, product mix, and prices.  This includes the effects of customer strikes, the impact of changes in industrial business cycles and whether conditions of fair trade continue in the U.S. market.
d)   Competitive factors, including changes in market penetration, increasing price competition by existing or new foreign and domestic competitors, the introduction of new products by existing and new competitors, and new technology that may impact the way the company's products are sold or distributed.
e)   Changes in operating costs.  This includes the effect of changes in the company's manufacturing processes; changes in costs associated with varying levels of operations; changes resulting from inventory management and cost reduction initiatives and different levels of customer demands;
     the effects of unplanned work stoppages; changes in the cost of labor and benefits; and the cost and availability of raw materials and energy.
f)   The success of the company's operating plans, including its ability to achieve the benefits from its global restructuring, manufacturing trans-
     formation, and administrative cost reduction initiatives as well as its ongoing continuous improvement and rationalization programs; its ability to maintain appropriate relations with unions that represent company associates in certain locations in order to avoid disruptions of business.
g)   Unanticipated litigation, claims or assessments.  This includes, but is not limited to, claims or problems related to intellectual property, product liability or warranty and environmental issues.
h)   Changes in worldwide financial markets, including interest rates, to the extent they affect the company's ability to raise capital or increase the company's cost of funds, have an impact on the overall performance of the company's pension fund investments and/or cause changes in the economy which affect customer demand.
Additional risks relating to the company's business, the industries in which the company operates or the company's common stock may be described from time to time in the company's filings with the SEC.  All of these risk factors are difficult to predict, are subject to material uncertainties that may affect actual results and may be beyond the company's control.
Except as required by the federal securities laws, the company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

                                                                         24.
Part I
Item 4.  Controls and Procedures
         (a).  Evaluation of disclosure controls and procedures.  Based on their evaluation, as of a date within 90 days prior to the date of the filing of this Form 10-Q, of the effectiveness of the company's disclosure controls and procedures (as defined in Rule
               13a-14(c) and 15(d)-14(c) of the Securities Exchange Act of
               1934, as amended), the principal executive officer and principal financial officer of the company have each concluded that such disclosure controls and procedures are effective.
         (b).  Changes in internal controls.  Subsequent to the date of their evaluation, there have not been any significant changes in the company's internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

                                                                          25.
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
          The lawsuit alleged, among other things, sexual harassment and em-
          ployment discrimination.  The plaintiffs sought compensatory and punitive damages of approximately $95 million.  During the third quarter of 2001, this case was dismissed, without prejudice, pursuant to a sua sponte order of the presiding judge.
          In February 2002, the lawsuit was refiled in the Court of Common
          Pleas, Stark County, Ohio, by two of the original plaintiffs naming only the company as a defendant.  The allegations contained in the complaint are similar to those made in the May 22, 2001 filing.  The new lawsuit does not specify the amount of damages the plaintiffs are seeking.  In April 2002, the plaintiffs voluntarily dismissed a number of counts contained in the complaint.  In August 2002, one of the two remaining plaintiffs was voluntarily dismissed from the suit.
          In November 2002, the trial court judge granted the company's motion for summary judgment, and the case was dismissed.
Item 2.  Changes in Securities and Use of Proceeds
          On September 10, 2002, the company issued 3,000,000 shares of its common stock to The Timken Company Collective Investment Trust for
          Retirement Trusts (the "Trust") as a contribution to three company sponsored pension plans.  The fair market value of the 3,000,000 shares of common stock contributed to the Trust was approximately
          $54,480,000.  The issuance of the shares of common stock to the Trust was exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act as a trans-
          action by an issuer not involving a public offering.
Item 3.  Defaults Upon Senior Securities
          Not applicable.
Item 4.  Submission of Matters to a Vote of Security Holders
          Not applicable.
Item 5.  Other Information
          Not applicable.
Item 6.  Exhibits and Reports on Form 8-K
         (a)   Exhibits
               11    Computation of Per Share Earnings
               12    Computation of Ratio of Earnings to Fixed Charges

        (a)   Exhibits (continued)                                       26.
               99.1  Certification Pursuant to 18 U.S.C. Section 1350, As
                     Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
                     of 2002 signed on November 13, 2002 by the President and
                     Chief Executive Officer and the Executive Vice President -
                     Finance and Administration
               99.2  Consulting Agreement entered into with e-Solutions.biz,
                     LLC (Thomas W. Strouble, Owner and principal)
         (b)   Reports on Form 8-K:
               On October 18, 2002, the company filed a Form 8-K regarding
               Other Events, which contained clarification of certain state-
               ments made during a teleconference held by the company on
               October 17, 2002.  No financial statements were filed.
               On October 17, 2002, the company filed a Form 8-K regarding
               Other Events, which contained an announcement that the company entered into a Stock and Asset Purchase Agreement with
               Ingersoll-Rand Company Limited ("IR") to acquire IR's
               Torrington business.  This agreement was filed as an exhibit to this Form 8-K.  No financial statements were filed.
               On October 17, 2002, the company filed a Form 8-K regarding
               Regulation FD Disclosure, which contained presentation materials to be used in the teleconference, which was conducted on October
               17.  No financial statements were filed.
               On October 17, 2002, the company filed a Form 8-K regarding
               Other Events, which contained a press release, dated October 16,
               2002 titled "The Timken Company Announces Third Quarter Results:
               Sales and Earnings Both Up."  A consolidated statement of
               income, consolidated statement of cash flows and balance sheet as of September 30, 2002 were included in the filing.
               On October 16, 2002, the company filed a Form 8-K regarding Other
               Events and Regulation FD Disclosure, which contained estimated market data and industry trend information relating to a number of industry segments in which the company sells bearing and steel products.  No financial statements were filed.
               On October 16, 2002, the company filed a Form 8-K regarding
               Other Events, which contained a press release dated October 16,
               2002 titled "The Timken Company to Acquire Torrington For
               $840 Million in Cash and Stock."  No financial statements were filed.
               On September 23, 2002, the company filed a Form 8-K regarding
               Other Events and Regulation FD Disclosure, which contained estimated market data and industry trend information relating to a number of industry segments in which the company sells bearing and steel products.  No financial statements were filed.
               On August 15, 2002, the company filed a Form 8-K regarding Other
               Events and Regulation FD Disclosure, which contained estimated market data and industry trend information relating to a number of industry segments in which the company sells bearing and steel products.  No financial statements were filed.

                                                                           27.
         (b)   Reports on Form 8-K (continued):
               On August 7, 2002, the company filed a Form 8-K regarding Other
               Events and Regulation FD Disclosure, which contained Statements under Oath of its President and Chief Executive Offce and its
               Executive Vice President - Finance and Administration regarding facts and circumstances relating to Exchange Act Filings.  No financial statements were filed.
               On July 19, 2002, the company filed a Form 8-K regarding Other
               Events, which contained a press release, dated July 18,2002 titled "The Timken Company Announces Second Quarter Results."
               A consolidated statement of income, consolidated statement of cash oflows and balance sheet as of June 30, 2002 were included in the filing.
               On July 17, 2002, the company filed a Form 8-K regarding Other
               Events and Regulation FD Disclosure, which contained estimated market data and industry trend information relating to a number of industry segments in which the company sells bearing and steel products.  No financial statements were filed.

                                                                           28.
                            SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of
1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             The Timken Company
                                  _______________________________________

Date      November 13, 2002          BY   /s/ James W. Griffith
      ________________________    _______________________________________
                                   James W. Griffith,
                                   Chief Executive Officer,
                                   President and Director

          November 13, 2002          BY   /s/ Glenn A. Eisenberg
      ________________________    _______________________________________
                                   Glenn A. Eisenberg
                                   Executive Vice President - Finance and
                                   Administration

                                CERTIFICATIONS                            29.
I, James W. Griffith, certify that:
1.  I have reviewed this quarterly report on Form 10-Q of The Timken Company;
2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    c)  presented in this quarterly report our conclusions about the effective-
    ness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    a)  all signficant deficiencies in the design or operation of internal con-
    trols which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal con-
trols or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
    Date:  November 13, 2002               BY   /s/ James W. Griffith
                                        ______________________________________
                                        James W. Griffith,
                                        Chief Executive Officer,
                                        President and Director

I, Glenn A. Eisenberg, certify that:                                       30.
1.  I have reviewed this quarterly report on Form 10-Q of The Timken Company;
2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
    c)  presented in this quarterly report our conclusions about the effective-
    ness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    a)  all signficant deficiencies in the design or operation of internal con-
    trols which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal con-
trols or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
    Date:  November 13, 2002
                                           BY   /s/ Glenn A. Eisenberg
                                        ______________________________________
                                        Glenn A. Eisenberg
                                        Executive Vice President - Finance and
                                        Administration