Form 10-K
period 2002-12-31
TIMKEN CO
filed 2003-03-27
CIK 98362

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-K
   (Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
   For the fiscal year ended December 31, 2002
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
  Indicate by check mark whether the registrant is an accelerated filer (as
  defined in Exchange Act Rule 12b-2).  YES [X]       NO [ ]

                                                                        i
The aggregate market value of the voting stock held by all shareholders other than shareholders identified under Item 12 of this Form 10-K as of
June 30, 2002, was $1,097,999,327 (representing 49,171,488 shares).
Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of June 30, 2002.
Common Stock without par value--60,421,178 shares (representing a market value of $1,349,204,905).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the year ended
December 31, 2002, are incorporated by reference into Parts I and II.
Portions of the proxy statement for the annual meeting of shareholders to be held on April 15, 2003, are incorporated by reference into Parts III and IV.
Exhibit Index may be found on Pages 22 through 28.

                                                                         ii

                               THE TIMKEN COMPANY
                           INDEX TO FORM 10-K REPORT

                                                                          PAGE
                                                                          ----
I.   PART I.

II.  PART II.
     Item 5.  Market for Registrant's Common Equity and Related
              Stockholder Matters........................................  17
     Item 6.  Selected Financial Data....................................  17
     Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................  17
     Item 7A. Quantitative and Qualitative Disclosures about Market Risk.  17
     Item 8.  Financial Statements and Supplementary Data................  18
     Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................  18
III. Part III.
     Item 10. Directors and Executive Officers of the Registrant.........  19
     Item 11. Executive Compensation.....................................  19
     Item 12. Security Ownership of Certain Beneficial Owners and

IV.  Part IV.
     Item 15. Exhibits, Financial Statement Schedules and Reports on
              Form 8-K...................................................  22

PART 1                                                                   1
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
   a)  risks associated with the acquisition of Torrington, including the uncertainties in both timing and amount of actual benefits, if any, that may be realized as a result of the integration of the Torrington business with the company's operations and the timing and amount of the resources required to achieve those benefits; risks associated with diversion of management's attention from routine operations during the integration process; and risks associated with the higher level of debt associated with the acquisition.
   b)  changes in world economic conditions, including additional adverse effects from terrorism or hostilities.  This includes, but is not limited to, political risks associated with the potential instability of governments and legal systems in countries in which the company or its customers conduct business and significant changes in currency valuations.
   c)  the effects of changes in customer demand on sales, product mix and prices in the industries in which the company operates.  This includes the effects of customer strikes, the impact of changes in industrial business cycles and whether conditions of fair trade continue in the
       U.S. market.
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
   f)  the success of the company's operating plans, including its ability to achieve the benefits from its global restructuring, manufacturing transformation, and administrative cost reduction initiatives as well as its ongoing continuous improvement and rationalization programs; the ability of acquired companies to achieve satisfactory operating results; and its ability to maintain appropriate relations with unions that represent company associates in certain locations in order to avoid disruptions of business.

                                                                       2

   g)  unanticipated litigation, claims or assessments.  This includes, but is not limited to, claims or problems related to intellectual property, product liability or warranty and environmental issues.
   h)  changes in worldwide financial markets, including interest rates to the extent they affect the company's ability to raise capital or increase the company's cost of funds, have an impact on the overall performance of the company's pension fund investments and/or cause changes in the economy which affect customer demand.
   i)  additional factors described in greater detail on pages S-18 to S-27 in the Company's Registration Statement and Prospectus Supplement dated
       February 11, 2003 relating to the offering of the Company's common shares.
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
  General
  _______
  As used herein, the term "Timken" or the "company" refers to The Timken
  Company and its subsidiaries unless the context otherwise requires.  Timken, an outgrowth of a business originally founded in 1899, was incorporated under the laws of the state of Ohio in 1904.
  Timken is a leading global manufacturer of highly engineered bearings, alloy and specialty steel and related components.  The company is the world's largest manufacturer of tapered roller bearings and alloy seamless mechani-
  cal steel tubing and the largest North American-based bearings manufacturer.
  Timken had facilities in 27 countries on six continents, and employed approx-
  imately 18,000 people, as of December 31, 2002.
  On February 18, 2003, the company completed the acquisition of the Engineered
  Solutions business of Ingersoll-Rand Company Limited,  including certain of its joint venture interests, operating assets and subsidiaries, including
  The Torrington Company.  This business, referred to as Torrington, is a leading worldwide producer of needle roller, heavy-duty roller and ball bearings and motion control components and assemblies.  Timken paid
  $700 million in cash, subject to adjustment, and approximately $140 million in common shares for Torrington.  The company financed the $700 million cash component of the Torrington acquisition through a public offering of
  12.65 million common shares, an offering of $250 million seven-year senior unsecured notes, a five-year revolving credit facility and a $125 million securitized accounts receivable facility.

                                                                       3

  Torrington has been a leader in the bearing industry for over 100 years and is a leading manufacturer of needle roller bearings. It produces a wide range of bearings sold under a number of brand names, including Torrington needle roller bearings, Torrington heavy-duty roller bearings, Nadella precision needle roller bearings and linear motion solutions and Fafnir ball bearings and housed units.  Torrington also produces a variety of precision motion control components and assemblies, such as steering shaft assemblies and steering column shafts. Torrington sells its products directly or through authorized distributors to automotive and industrial manufacturers, as well as to aftermarket users throughout the world.
  Torrington had net sales of $1.2 billion for the year ended December 31,
  2002, and, as of December 31, 2002, employed approximately 10,000 people and operated 27 plants throughout the world.  Torrington has two business divisions: automotive engineered solutions and industrial engineered solutions.
  The Torrington automotive business manufactures a variety of products, including roller and needle bearings and other components used in an auto-
  mobile's transmission, chassis, steering column and engine. Many of these products, such as column locks and rotary tilt products for steering columns, are highly engineered with precision technology, and are specially designed through collaborative efforts between Torrington and its customers.
  These products are primarily sold to original equipment manufacturers, or
  OEMs, including large automobile manufacturers, and their principal suppliers.
  The Torrington industrial business produces a broad range of products, including roller bearings, needle bearings, wider inner ring ball bearings and housed units, radial ball bearings, super precision ball bearings, airframe control bearings, precision machined bearings and precision components and assemblies. These products are sold to OEMs, as well as through a global aftermarket network.
  Products
  ________
  The Timken Company manufactures two basic product lines:  anti-friction bearings and steel products.  Differentiation in these two product lines comes in two different ways:  (1) differentiation by bearing type or steel type, and (2) differentiation in the applications of bearings and steel.
  In the bearing industry, Timken is best known for the tapered roller bearing, which was originally patented by the company founder, Henry Timken.
  The tapered roller bearing is Timken's principal product in the anti-friction industry segment.  It consists of four components:  (1) the cone or inner race, (2) the cup or outer race, (3) the tapered rollers, which roll between the cup and cone, and (4) the cage, which serves as a retainer and maintains proper spacing between the rollers.  Timken manufactures or purchases these four components and then sells them in a wide variety of configurations and sizes.

                                                                         4
  Products (cont.)
  ________________
  The tapered rollers permit ready absorption of both radial and axial load combinations.  For this reason, tapered roller bearings are particularly well adapted to reducing friction where shafts, gears or wheels are used.  The applications for tapered roller bearings have diversified from the original application on horse-drawn wagons to applications on passenger cars, light and heavy trucks, and trains, as well as a wide range of industrial applica-
  tions, ranging from very small gear drives to bearings over two meters in diameter for wind energy machines.  Further differentiation has come in the form of adding sensors to these bearings, which measure parameters such as speed, load, temperature or overall bearing condition.
  Matching bearings to the specific requirements of customers' applications requires engineering, and often sophisticated analytical techniques.  The design of Timken's tapered roller bearing permits distribution of unit pressures over the full length of the roller.  This fact, combined with high precision tolerance, proprietary internal geometry and premium quality material, provides Timken bearings with high load carrying capacity, excellent friction-reducing qualities and long life.
  Precision Cylindrical and Ball Bearings.  Timken's aerospace and super pre-
  cision facilities produce high-performance ball and cylindrical bearings for ultra high-speed and/or high-accuracy applications in the aerospace, medical and dental, computer disk drive and other industries.  These bearings utilize ball and straight rolling elements and are in the super precision end of the general ball and straight roller bearing product range in the bearing industry.  A majority of Timken's aerospace and super precision bearings products are custom-designed bearings and spindle assemblies.  They often involve specialized materials and coatings for use in applications that subject the bearings to extreme operating conditions of speed and temp-
  erature.
  Spherical and Cylindrical Bearings.  Timken Romania produces spherical and cylindrical roller bearings for large gear drives, rolling mills and other process industry and infrastructure development applications.  Timken anticipates that its cylindrical and spherical roller bearing capability will be significantly enhanced with the acquisition of Torrington's broad range of spherical and heavy-duty cylindrical roller bearings for standard industrial and specialized applications.  These products are sold worldwide to OEMs, and industrial distributors serving major industries, including construction and mining, natural resources, defense, pulp and paper production, rolling mills and general industrial goods.
  Needle Bearings.  With the acquisition of Torrington, the company expects to become a leading global producer of highly engineered needle roller bearings.
  Torrington produces a broad range of radial and thrust needle roller bearings, as well as bearing assemblies, which are sold to OEMs and industrial distributors worldwide. Major applications include products for the automotive, consumer product, construction and agriculture and general industrial goods industries.

                                                                        5
  Products (cont.)
  ________________
  Bearing Reconditioning.  A small part of the business involves providing bearing reconditioning services for industrial and railroad customers, both internationally and domestically.  These services account for less than 5%
  of the company's net sales for the year ended December 31, 2002.
  Steel products include steels of low and intermediate alloy, vacuum-processed alloys, tool steel and some carbon grades.  These products are available in a wide range of solid and tubular sections with a variety of lengths and finishes.  These steel products are used in a wide array of applications, in-
  cluding bearings, automotive transmissions, engine crankshafts, oil drilling, aerospace and other similarly demanding applications.  Approximately 15% of
  Timken's steel production is consumed in its bearing operations.
  Timken also produces custom-made steel products, including alloy and steel components for automotive and industrial customers.  This business has pro-
  vided the company with the opportunity to further expand its market for tubing and capture higher value-added steel sales.  This also enables
  Timken's traditional tubing customers in the automotive and bearing industries to take advantage of higher performing components that cost less than current alternative products.  Customizing of products is a growing portion of the company's steel business.
  Geographical Financial Information
  __________________________________
  Information appearing under the caption "Geographic Financial Information,"
  on Page 44 of the Annual Report to Shareholders for the year ended
  December 31, 2002 is incorporated herein by reference.
  Sales and Distribution
  ______________________
  Timken's products in the Automotive Bearings and Industrial Bearings segments are sold principally by its own internal sales organization.
  Timken's sales organization consists of a separate sales force for each bus-
  iness segment.  The combined bearings sales forces accounted for approximately 80% of the total sales force in 2002.
  Traditionally, a main focus of the company's sales strategy has consisted of collaborative projects with customers.  For this reason, Timken's sales forces are primarily located in close proximity to its customers rather than at production sites.  In some instances, the sales forces are located inside customer facilities.  Timken's sales force is highly trained and knowledge-
  able regarding all bearings products and associates assist customers during the development and implementation phases and provide support on an ongoing basis.  Torrington has also located its sales force in close proximity to its customers. This will facilitate the integration of the two sales forces as well as the necessary cross-training efforts.
  A major portion of the customer shipments are made directly from Timken's warehouses located in a number of cities in the United States, Canada, the
  United Kingdom, France, Mexico, Singapore, Argentina and Australia.
  However, a growing number of shipments are made directly from plant

                                                                         6
  Sales and Distribution (cont.)
  ______________________________
  locations.  The warehouse inventories are augmented by authorized distrib-
  utor and jobber inventories throughout the world that provide local avail-
  ability when service is required.  The majority of Torrington shipments are made directly from plant locations.
  The company has a joint venture in North America focused on joint logistics and e-business services.  This alliance is called Colinx, and was founded by
  Timken, SKF, INA and Rockwell Automation.  The e-business service was launched in April 2001, and is focused on information and business services for authorized distributors in the Industrial Bearings segment.  The company also has another e-business joint venture in Europe which focuses on infor-
  mation and business services for authorized distributors in the Industrial
  Bearings segment.  This alliance, which Timken founded together with SKF AB,
  Sandvik AB, Industriewerk Schaffler INA-Ingenieurdienst GmBH and Reliance is
  called Endorsia.com International AB.
  Timken's steel products are sold principally by its own sales organization.
  Most orders are customized to satisfy customer-specific applications and are shipped directly to customers from Timken's steel manufacturing plants.
  Approximately 15% of Timken's steel production is consumed in its bearing operations.  In addition, sales are made to other anti-friction bearing com-
  panies and to the aircraft, automotive and truck, construction, forging, oil and gas drilling, and tooling industries.  Sales are also made to steel service centers.
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
  Industry Segments
  _________________
  The company has three reportable segments:  Automotive Bearings, Industrial
  Bearings and Steel.  Segment information in Note 14 of the Notes to
  Consolidated Financial Statements on pages 44 and 45 of the Annual Report to Shareholders for the year ended December 31, 2002, is incorporated herein by reference.  Export sales from the U.S. and Canada are less than
  10% of revenue.  The company's Automotive and Industrial Bearings' businesses have historically participated in the global bearing industry, while Steel has concentrated primarily on U.S. customers.  However, over the past few years, Steel has acquired non-U.S. companies, such as Timken Alloy Steel -
  Europe, in Leicester, England, which specializes in the manufacturing of seamless mechanical tubing, and Lecheres Industries SAS, the parent company of Bamarec S.A., a precision component manufacturer based in France.

                                                                         7
  Industry Segments (cont.)
  _________________________
  Timken's non-U.S. operations are subject to normal international business risks not generally applicable to domestic business.  These risks include currency fluctuation, changes in tariff restrictions, and restrictive regulations by foreign governments, including price and exchange controls.
  Competition
  ___________
  The anti-friction bearing business is intensely competitive in every country in which Timken sells products.  Substantial downward pricing pressures exist in the United States and other countries even during periods of significant demand.  Timken competes primarily based on price, quality, timeliness of delivery and design and the ability to provide engineering support and ser-
  vice on a global basis.  The company competes with domestic manufacturers and many foreign manufacturers of anti-friction bearings, including SKF, INA-
  Holding Schaeffler KG, NTN Corporation, Koyo Seiko Co., Ltd. and NSK Ltd.
  Competition within the steel industry, both domestically and globally, is intense and is expected to remain so.  More than 30 U.S. steel companies have declared bankruptcy in recent years and have either ceased production or, more often, been acquired by other companies.  Global production overcapacity is also likely to continue, which, combined with the high levels of steel imports into the United States, has exerted downward pressure on domestic steel prices and has resulted in, at times, a dramatic narrowing, or with many companies, the elimination, of gross margins.  Timken's worldwide competitors for seamless mechanical tubing include Copperweld, Plymouth Tube,
  V & M Tube, Sanyo Special Steel, Ovako Steel and Tenaris.  Competitors for
  steel bar products include North American producers such as Republic
  Engineered Products, Mac Steel, North Star Steel and a wide variety of off-
  shore steel producers who import into North America.  Competitors in the pre-
  cision steel market include Metaldyne, Linamar and overseas companies such as
  Showa Seiko, SKF and FormFlo.  In the specialty steel category, manufacturers compete for sales of high-speed, tool and die and aerospace steels.  High-
  speed steel competitors in North America and Europe include Erasteel, Bohler and Crucible.  Tool and die steel competitors include Crucible, Carpenter
  Technologies and Thyssen.  The principal competitors for Timken's aerospace products include Ellwood Specialty, Slater/Atlas and Patriot (formerly
  Republic Technologies, Inc.).
  Maintaining high standards of product quality and reliability while keeping production costs competitive is essential to Timken's ability to compete with domestic and foreign manufacturers in both the anti-friction bearing and steel businesses.
   Trade Law Enforcement
  In the second quarter of 2000, the U.S. International Trade Commission (ITC)
  voted to revoke the bearing industry's anti-dumping orders on imports of tapered roller bearings from Japan, Romania and Hungary.  The ITC determined that revocation of the anti-dumping duty orders on tapered roller bearings from those countries was not likely to lead to continuation or recurrence of material injury to the domestic industry within a reasonably foreseeable

                                                                        8
  Competition (cont.)
  ___________________
  time.  The company has filed an appeal of the ITC's decision regarding Japan, which is still pending.  The ITC upheld the anti-dumping duty order against
  China.
  In June 2001, President Bush directed the ITC to initiate an investigation on steel imports under Section 201 of the U.S. Trade Act,  and called for multilateral negotiations to reduce global excess steel capacity and to address market-distorting factors in the world steel trade.  In late October
  2001, the ITC voted and affirmed that injury had been caused by surges of low-priced imports of hot-rolled and cold-finished steel bars.  Hot-rolled bars are a major product line for the company's Steel business, which also manufactures some cold-finished bar products.  On March 5, 2002, President
  Bush signed a proclamation imposing tariffs on hot and cold-finished bar imports.  The relief granted with respect to these product categories was to establish three years of tariffs at 30%, 24% and 18%.  The ITC vote on the presence of injury with respect to tool steels was 3-3, and as a consequence, no relief was granted with respect to tool steels, which is a major product line for the Latrobe Steel subsidiary in Latrobe, Pennsylvania.  Steel made in Mexico, Canada and developing nations is generally exempt from the tariffs announced.
  While the President's decision to implement a Section 201 remedy is not appealable to U.S. courts, foreign governments may appeal, and some have appealed, to the World Trade Organization (WTO).  The European Union, Japan
  and other countries are currently prosecuting these appeals.  These dispute settlement proceedings at the WTO and further appeals to the Appellate Body of the WTO generally take 15 to 24 months.  Moreover, a number of affected countries have imposed or threatened to impose various retaliatory tariffs on U.S. steel or other products or have sought various product exemptions from the imposition of the tariffs.
   Continued Dumping and Subsidy Offset Act
  In December 2002 and 2001, the company received gross amounts of approx-
  imately $54 million and $31 million, respectively, from the U.S. Treasury
  Department under the Continued Dumping and Subsidy Offset Act (CDSOA).  The
  CDSOA payments for 2002 and 2001, net of expenses, were $50.2 million and
  $29.6 million, respectively.  These payments resulted from the requirement in the CDSOA that dumping duties collected by the U.S. Customs Service be distributed to qualifying domestic producers and are related to the company's Automotive and Industrial Bearings' segments.  In September 2002, the WTO ruled that such payments violate international trade rules.  The
  U.S. Trade Representative appealed this ruling; however, the WTO upheld the ruling on January 16, 2003.  The company may not receive payments under the
  CDSOA in 2003 or future years, and the company cannot predict the amount of any such payments it may receive.
  Torrington received gross payments of approximately $62 million under the
  CDSOA in 2001 and approximately $72 million in 2002.  Ingersoll-Rand retained
  100% of all such payments received in 2001 and 2002.  Under the purchase agreement with Ingersoll-Rand, the Company will be obligated to pay to
  Ingersoll-Rand 80% of any payments Torrington receives under the CDSOA in 2003 and 2004.

                                                                        9
  New Joint Ventures
  ___________________
  On April 8, 2002, Timken announced an agreement with NSK Ltd. to form Timken-
  NSK Bearings (Suzhou) Co. Ltd. to build a plant near Shanghai, China to manu-
  facture certain tapered roller bearing product lines.  Construction of the plant began in December 2002, and production is expected to begin in the first quarter of 2004.  Ownership of this joint venture is divided evenly between NSK Ltd. and Timken.
  On June 27, 2002, Timken announced an agreement with two Japan-based com-
  panies, Sanyo Special Steel Co., Ltd. and Showa Seiko Co., Ltd., to form
  Advanced Green Components, LLC to supply forged and machined rings for bearing manufacture.  The joint venture operates as an independent manu-
  facturing business.  It acquired the assets of the company's Winchester,
  Kentucky plant and commenced operations at the beginning of November 2002.
  Backlog
  _______
  The backlog of orders of Timken's domestic and overseas operations is estimated to have been $1.05 billion at December 31, 2002, and $1.01 billion at December 31, 2001.  Actual shipments are dependent upon ever-changing production schedules of the customer.  Accordingly, Timken does not believe that its backlog data and comparisons thereof as of different dates are reliable indicators of future sales or shipments.
  Raw Materials
  _____________
  The principal raw materials used by Timken in its North American bearing plants to manufacture bearings are its own steel tubing and bars, purchased strip steel and energy resources. Outside North America, the company purchases raw materials from local sources with whom it has worked closely to assure steel quality according to its demanding specifications.  In addition, Timken Alloy Steel Europe in Leicester, England is a major source of raw materials for the Timken plants in Western Europe.
  The principal raw materials used by Timken in steel manufacturing are scrap metal, nickel and other alloys.  The availability and prices of raw materials and energy resources is subject to curtailment or change due to, among other things, new laws or regulations, suppliers' allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels.  For example, the weighted average price of scrap metal increased 12.5% from 1999 to 2000, decreased 19.6% from 2000 to 2001, and increased 8.1% from 2001 to 2002.
  Moreover, disruptions in the supply of raw materials or energy resources could temporarily impair the company's ability to manufacture its products for its customers or require the company to pay higher prices in order to obtain these raw materials or energy resources from other sources, and could thereby affect the company's sales and profitability.  Any increase in the prices for such raw materials or energy resources could materially affect the company's costs and therefore its earnings.

                                                                        10
  Raw Materials (cont.)
  _____________________
  Timken believes that the availability of raw materials and alloys are adequate for its needs, and, in general, it is not dependent on any single source of supply.
  Research
  ________
  Timken's major research center, located in Canton, Ohio near its world head-
  quarters, is engaged in research on bearings, steels, manufacturing methods and related matters.  Research facilities are also located at the Timken Aerospace & Super Precision Bearings New Hampshire plants; the
  Colmar, France plant; the Latrobe, Pennsylvania plant; the Ploiesti, Romania plant; and the facility in Bangelore, India.  Expenditures for research, development and testing amounted to approximately $53 million in 2002,
  $54 million in 2001, and $52 million in 2000.  The company's research program is committed to the development of new and improved bearing and steel products, as well as more efficient manufacturing processes and techniques and the expansion of applications for existing products.
  Environmental Matters
  _____________________
  The company continues to protect the environment and comply with environ-
  mental protection laws.  Additionally, it has invested in pollution control equipment and updated plant operational practices.  The company is committed to implementing a documented environmental management system worldwide and to becoming certified under the ISO 14001 standard to meet or exceed customer requirements.  By the end of 2002, 11 of the company's plants had obtained ISO 14001 certification.  Six additional plants are on schedule to be certified by July of 2003.
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
  The company and certain of its U.S. subsidiaries have been designated as potentially responsible parties by the EPA for site investigation and remediation at certain sites under the Comprehensive Environmental Response,
  Compensation and Liability Act (Superfund).  The claims for remediation have been asserted against numerous other entities, which are believed to be financially solvent and are expected to fulfill their proportionate share of the obligation.  Management believes any ultimate liability with respect to all pending actions will not materially affect the company's operations, cash flows or consolidated financial position.  Furthermore, the company believes it has established adequate reserves to cover its environmental expenses and has a well-established environmental compliance audit program, which includes a proactive approach to bringing its domestic and international units to higher standards of environmental performance.  This program measures performance against local laws as well as standards that have been established for all units worldwide.

                                                                        11
  Patents, Trademarks and Licenses
  ________________________________
  Timken owns a number of U. S. and foreign patents, trademarks and licenses relating to certain of its products.  While Timken regards these as items of importance, it does not deem its business as a whole, or any industry segment, to be materially dependent upon any one item or group of items.
  Employment
  __________
  At December 31, 2002, Timken had approximately 18,000 associates. Thirty-one percent of Timken's U.S. associates are covered under collective bargaining agreements.  None of Timken's U.S. associates are covered under collective bargaining agreements that expire within one year.
  As of December 31, 2002, Torrington had approximately 10,000 employees.
  Approximately 4% of Torrington's U.S. associates are covered under collective bargaining agreements.
  Available Information
  _____________________
  Timken's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on
  Timken's website at www.timken.com as soon as reasonably practicable after electronically filing such material with the Securities and Exchange
  Commission.

                                                                        12
  Item 2.  Properties
  ___________________
  Timken has Automotive and Industrial Bearing and Steel manufacturing facilities at multiple locations in the United States.  Timken also has
  Automotive and Industrial Bearing and Steel manufacturing facilities in a number of countries outside the United States.  The aggregate floor area of these facilities worldwide is approximately 13,153,000 square feet, all of which, except for approximately 834,000 square feet, is owned in fee.  The facilities not owned in fee are leased.  The buildings occupied by Timken are principally made of brick, steel, reinforced concrete and concrete block construction.  All buildings are in satisfactory operating condition in which to conduct business.
  Timken's Automotive and Industrial Bearing manufacturing facilities in the
  United States are located in Bucyrus, Canton, New Philadelphia, and Niles
  Ohio; Altavista, Virginia; Randleman and Iron Station, North Carolina;
  Carlyle, Illinois; South Bend, Indiana; Gaffney, South Carolina; Keene and
  Lebanon, New Hampshire; Mascot, Tennessee; Lenexa, Kansas; Ogden, Utah;
  Orange, California; and Sanford, Florida.  These facilities, including the research facility in Canton, Ohio, and warehouses at plant locations, have an aggregate floor area of approximately 4,195,000 square feet.  As part of the manufacturing strategy initiative announced in April 2001, the company sold its tooling plant in Ashland, Ohio effective June 20, 2002.  The sale of the plant decreased floor area by approximately 54,000 square feet.  In connection with the Advanced Green Components, LLC, joint venture, the company contributed the Winchester, Kentucky plant assets to the joint venture.  This transaction decreased floor area by approximately 75,000 square feet.
  Timken's Automotive and Industrial Bearing manufacturing plants outside the
  United States are located in Benoni, South Africa; Brescia, Italy; Colmar,
  France; Northampton and Wolverhampton, England; Medemblik, The Netherlands;
  Ploiesti, Romania; Mexico City, Mexico; Sao Paulo, Brazil; Singapore;
  Jamshedpur, India; Sosnowiec, Poland; St. Thomas, Canada and Yantai, China.
  The facilities, including warehouses at plant locations, have an aggregate floor area of approximately 2,961,000 square feet.  As part of the manu-
  facturing strategy initiative announced in April 2001, the company ceased manufacturing operations at the Duston, England plant in November 2002, which decreased floor area by approximately 656,000 square feet.
  Timken's Steel manufacturing facilities in the United States are located in Canton, Eaton, Wauseon, Wooster, and Vienna, Ohio; Columbus, North
  Carolina; White House, Tennessee; and Franklin and Latrobe, Pennsylvania.
  These facilities have an aggregate floor area of approximately 5,253,000 square feet.
  Timken's Steel manufacturing facilities outside the United States are located in Leicester and Sheffield, England; and Fougeres and Marnaz, France.
  These facilities have an aggregate floor of approximately 743,000 square feet.
  In addition to the manufacturing and distribution facilities discussed above, Timken owns warehouses and steel distribution facilities in the
  United States, United Kingdom, France, Singapore, Mexico, Argentina and
  Australia, and leases several relatively small warehouse facilities in cities throughout the world.

                                                                        13
  Properties (cont.)
  __________________
  During 2002, the widespread incentive programs on light-trucks and changing environmental regulations on heavy trucks drove the increase in North
  American demand.  Automotive bearing plant utilization was higher in 2002 compared to 2001 as a result of this demand.  Additionally, plant utilization was impacted by the closing of the Duston, England, plant, resulting in operating inefficiencies and costs incurred to meet higher-than-expected customer demand.  Industrial bearing plant utilization was comparable to
  2001.  In 2002, steel plant utilization was between 70% and 80%, varying by business and product, which was slightly better than 2001.
  Item 3.  Legal Proceedings
  __________________________
  Not Applicable
  Item 4.  Submission of Matters to a Vote of Security Holders
  ____________________________________________________________
  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.
  Item 4A.  Executive Officers of the Registrant
  ______________________________________________
  The officers are elected by the Board of Directors normally for a term of one year and until the election of their successors.  All officers, except for two, have been employed by Timken or by a subsidiary of the company during the past five-year period.  The Executive Officers of the company as of February 14, 2003, are as follows:
                                       Current Position and Previous
   Name                Age             Positions During Last Five Years
   ___________________ ___     ____________________________________________
   W. R. Timken, Jr.   64      1997  Chairman, President and Chief
                                        Executive Officer; Director;
                               1999  Chairman and Chief Executive Officer;
                                        Director;
                               2002  Chairman - Board of Directors; Director;
                                        Officer since 1968.
   J. W. Griffith      49      1997  Vice President - Bearings - North
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
                               1998  Group Vice President - Bearings -
                                        North American Automotive, Asia
                                        Pacific and Latin America;
                               1999  President and Chief Operating Officer;
                                        Director;
                               2002  President and Chief Executive Officer;
                                        Director; Officer since 1996.

                                                                        14
  Executive Officers of the Registrant (cont.)
  ____________________________________________
                                       Current Position and Previous
   Name                Age             Positions During Last Five Years
   ___________________ ___     ____________________________________________
   B. J. Bowling       61      1997  Executive Vice President, Chief
                                        Operating Officer and President -
                                        Steel; Officer since 1996.
                                                                                                                     - Steel; Officer since 1996.
   C. J. Andersson     41      1997  General Manager - Mexico Sourcing and
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
                                        Electric Company);
                               2000  Senior Vice President - e-Business, The
                                        Timken Company;
                               2001  Senior Vice President - e-Business and
                                        Lean Six Sigma, The Timken Company;
                               2002  Senior Vice President - Industrial
                                        Integration, The Timken Company;
                                        Officer since 2000.
   M. C. Arnold        46      1997  Director - Bearing Business Process
                                        Advancement;
                               1998  Vice President - Bearings - Business
                                        Process Advancement;
                               2000  President - Industrial; Officer since
                                        2000.
   S. B. Bailey        43      1997  Director - Finance;
                               1999  Director - Finance and Treasurer;
                               2000  Treasurer;
                               2001  Corporate Controller;
                               2002  Senior Vice President - Finance and
                                        Controller; Officer since 1999.
   W. R. Burkhart      37      1997  Legal Counsel - Europe, Africa and West
                                        Asia;
                               1998  Director of Affiliations and Acquisitions;
                               2000  Senior Vice President and General Counsel;
                                        Officer since 2000.
   D. J. Demerling     52      1997  President - MPB Corporation;
                               2000  President - Aerospace and Super Precision;
                               2002  Senior Vice President - Supply Chain Trans-
                                        formation; Officer since 2000.

                                                                        15
  Executive Officers of the Registrant (cont.)
  ____________________________________________
                                       Current Position and Previous
   Name                Age             Positions During Last Five Years
   ___________________ ___     ____________________________________________
   G. A. Eisenberg     41      1997  Executive Vice President and Chief
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
                                        Executive Vice President and Chief
                                        Financial Officer, United Dominion
                                        Industries;
                               1999  President and Chief Operating Officer,
                                        United Dominion Industries;
                               2002  Executive Vice President - Finance and
                                        Administration, The Timken Company;
                                        Officer since 2002.
   J. T. Elsasser      50      1997  Vice President - Bearings - Europe,
                                        Africa and West Asia;
                               1998  Group Vice President - Bearings -
                                        Rail, Europe, Africa and West Asia;
                               1999  Senior Vice President - Corporate
                                        Development;
                               2002  Senior Vice President - e-Business and
                                        Corporate Planning; Officer since 1996.
   K. P. Kimmerling    45      1997  Vice President - Manufacturing -
                                        Steel;
                               1998  Group Vice President - Alloy Steel;
                               1999  President - Automotive; Officer since
                                        1998.
   S. J. Miraglia, Jr. 52      1997  Vice President - Bearings - North
                                        American Industrial and Super
                                        Precision;
                               1998  Group Vice President - Bearings -
                                        North American Industrial and Super
                                        Precision;
                               1999  Senior Vice President - Technology;
                                        Officer since 1996.
   H. J. Sack          49      1997  President - Latrobe Steel Company;
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

                                                                        16
  Executive Officers of the Registrant (cont.)
  ____________________________________________
                                       Current Position and Previous
   Name                Age             Positions During Last Five Years
   ___________________ ___     ____________________________________________
   M. J. Samolczyk     47      1997  Vice President - Sales and Marketing -
                                        Industrial - Original Equipment;
                               1998  Vice President and General Manager -
                                        Precision Steel Components;
                               2000  President - Precision Steel Components;
                               2002  Senior Vice President - Automotive
                                        Integration; Officer since 2000.
   S. A. Scherff       49      1997  Director - Legal Services and Assistant
                                        Secretary;
                               1999  Corporate Secretary;
                               2000  Corporate Secretary and Assistant General
                                        Counsel; Officer since 1999.
   W. J. Timken        60      1997  Vice President; Director; Officer
                                        since 1992.
   W. J. Timken, Jr.   35      1997  Market Manager - Original Equipment
                                        Distribution - Europe, Africa and West
                                        Asia;
                               1998  Vice President - Latin America;
                               2000  Corporate Vice President - Office of the
                                        Chairman;
                               2002  Corporate Vice President - Office of the
                                        Chairman; Director; Officer since 2000.

                                                                       17
PART II
_______
  Item 5.  Market for Registrant's Common Equity and Related Stockholder
  ______________________________________________________________________
           Matters
           _______
  The company's common stock is traded on the New York Stock Exchange (TKR).
  The estimated number of record holders of the company's common stock at
  December 31, 2002, was 7,719.  The estimated number of shareholders at
  December 31, 2002, was 44,057.
  High and low stock prices and dividends for the last two fiscal years are presented in the Quarterly Financial Data schedule on Page 1 of the Annual
  Report to Shareholders for the year ended December 31, 2002, and are incorporated herein by reference.
  Information regarding the company's stock compensation plans is presented in
  Note 10 to the Consolidated Financial Statements on Page 41 of the Annual
  Report to Shareholders for the year ended December 31, 2002, and is incor-
  porated herein by reference.  Information regarding disclosure of the company's equity compensation plans approved by shareholders is presented in
  Item 12.
  Item 6.  Selected Financial Data
  ________________________________
  The Summary of Operations and Other Comparative Data on Pages 48-49 of the
  Annual Report to Shareholders for the year ended December 31, 2002, is incorporated herein by reference.
  Item 7.  Management's Discussion and Analysis of Financial Condition and
  ________________________________________________________________________
           Results of Operations
           _____________________
  Management's Discussion and Analysis of Financial Condition and Results of
  Operations on Pages 22-31 of the Annual Report to Shareholders for the year ended December 31, 2002, is incorporated herein by reference.
  On March 20, 2003, the company announced the closing of the bearing plant in
  Darlington, England.  This plant was acquired as part of the company's acquisition of Ingersoll-Rand's Engineered Solutions business, which was effective February 16, 2003.  Operations at the Darlington plant are expected to be phased out during the next 8 to 12 months.
  Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
  ____________________________________________________________________
  Information appearing under the caption "Management's Discussion and
  Analysis of Other Information" appearing on Page 29-31 of the Annual
  Report to Shareholders for the year ended December 31, 2002, is incorporated herein by reference.

                                                                         18
  Item 8.  Financial Statements and Supplementary Data
  ____________________________________________________
  The Quarterly Financial Data schedule included on Page 1, the
  Consolidated Financial Statements of the registrant and its subsidiaries on Pages 22-32, the Notes to Consolidated Financial Statements on Pages
  33-46 and the Report of Independent Auditors on Page 47 of the Annual
  Report to Shareholders for the year ended December 31, 2002, are
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
  Required information is set forth under the captions "Election of Directors"
  on Pages 4-7 and "Section 16(a) Beneficial Ownership Report Compliance" on
  Page 25 of the proxy statement filed in connection with the annual meeting of shareholders to be held April 15, 2003, and is incorporated herein by reference.  Information regarding the executive officers of the registrant is included in Part I hereof.
  Item 11.  Executive Compensation
  ________________________________
  Required information is set forth under the captions "Executive Compensation"
  on Pages 11-22 and "Comparison of Five Year Cumulative Total Return" on
  Page 23 of the proxy statement filed in connection with the annual meeting of shareholders to be held April 15, 2003, and is incorporated herein by reference.
  In addition, Joseph F. Toot, Jr., retired President and CEO of the company, and currently a Director, was paid $100,000 in 2002, for services provided by Mr. Toot pursuant to the Consulting Agreement between Mr. Toot and the company effective January 1, 2001, and filed with the Commission on
  March 30, 2001.  That agreement expired on December 31, 2002.  Currently,
  Mr. Toot is provided office space and secretarial support, and the company pays travel and entertainment expenses incurred by Mr. Toot in connection with maintaining certain company customer relationships.  Mr. Toot also receives a pension from the company.
  Item 12.  Security Ownership of Certain Beneficial Owners and Management and
  ____________________________________________________________________________
            Related Stockholder Matters
            ___________________________
  Required information, including with respect to institutional investors owning more than 5% of the company's Common Stock, is set forth under the caption "Beneficial Ownership of Common Stock" on Pages 9-10 of the proxy statement filed in connection with the annual meeting of shareholders to be held April 15, 2003, and is incorporated herein by reference.

                                                                         20
  Item 12.  Security Ownership of Certain Beneficial Owners and Management
  ________________________________________________________________________
            Related Stockholder Matters (cont.)
            ___________________________________

                      Equity Compensation Plan Information
  The table below sets forth certain information regarding the following equity compensation plans of the Company as of December 31, 2002:  The Timken
  Company Long-Term Incentive Plan (As Amended and Restated as of January 30,
  2002) (the "LTIP"), and The 1985 Incentive Plan of The Timken Company (the
  "Incentive Plan"), pursuant to which the Company has made equity compensation available to eligible persons. Both plans have been approved by shareholders.
                                                                Number of
                                                           securities remaining
                     Number of                             available for future
                   securities to be     Weighted-average      issuance under
                 issued upon exercise    exercise price     equity compensation
                   of outstanding        of outstanding      plans (excluding
Plan category     options, warrants    options, warrants  securities reflected
                     and rights             and rights        in column (a))

                         (a)                  (b)                   (c)
Equity compensation
 plans approved by
 security holders...  7,310,026             $21.21            2,675,200 (1)/(2)

  (1)  The Common Shares set forth in column c represent those remaining available under the LTIP, which authorizes the Compensation Committee to make awards of Option Rights, Appreciation Rights, Restricted Shares, Deferred
  Shares, Performance Shares, and Performance Units.  Awards may be credited with dividend equivalents payable in the form of Company Common Shares.  In addition, under the LTIP nonemployee directors are entitled to awards of
  Restricted Shares, Common Shares and Option Rights pursuant to a formula set forth in that plan.  The maximum number of Common Shares that may be issued under the LTIP as Restricted Shares and Deferred Shares cannot (after taking any forfeitures into account and excluding automatic awards of Restricted
  Shares to non-employee directors) exceed 10% of the 11,700,000 Common Shares previously authorized for issuance under the LTIP.  As of December 31, 2002,
  736,300 Common Shares remained available for future issuance as Restricted
  Shares or Deferred Shares.
  (2)  The Company also maintains the Director Deferred Compensation Plan and the Deferred Compensation Plan pursuant to which directors and employees, respectively, may defer receipt of Company Common Shares authorized for issuance under either the LTIP or the Incentive Plan.  The table does not include separate information about these plans because they merely provide for the deferral, rather than the issuance, of Company Common Shares.

                                                                         21
  Item 13.  Certain Relationships and Related Transactions
  ________________________________________________________
  Required information is set forth under the captions "Election of Directors"
  on Pages 4-7 and "Executive Loan" on Page 17 of the proxy statement issued in connection with the annual meeting of shareholders to be held April 15, 2003, and is incorporated herein by reference.
  Item 14.  Controls and Procedures
  _________________________________
         (a).  Evaluation of disclosure controls and procedures.  Timken maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities
               Exchange Act of 1934, as amended, is recorded, processed,
               summarized and reported within the time periods specified in
               Securities and Exchange Commission rules and forms.  Within the
               90-day period prior to the filing of this Form 10-K, an
               evaluation was carried out under the supervision and with the participation of the company's management, including the
               principal executive officer and principal financial officer, of the effectiveness of the company's disclosure controls and procedures (as defined in Rule 13a-14(c) and 15(d)-14(c) of the
               Securities Exchange Act of 1934, as amended).  Based on that evaluation, the principal executive officer and principal
               financial officer of the company have each concluded that such disclosure controls and procedures are effective.
         (b).  Changes in internal controls.  Subsequent to the date of their evaluation, there have not been any significant changes in the company's internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

                                                                        22
PART IV
_______
  Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
  ___________________________________________________________________________
  (a)(1) and (2) - The response to this portion of Item 15 is submitted as a separate section of this report.
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
        (4)     Credit Agreement dated as of December 31, 2002 among The Timken
                Company, as Borrower, Various Financial Institutions, as Banks,
                and Bank of America, N.A. and Keybank National Association, as
                Co-Administrative Agents.
        (4.1)   Credit Agreement dated as of July 10, 1998 among The Timken
                Company, as Borrower, Various Financial Institutions, as Banks,
                and Keybank National Association, as Agent was filed on
                August 13, 1998 with Form 10-Q (Commission File Number 1-1169), and is incorporated herein by reference.
        (4.2)   Indenture dated as of April 24, 1998, between The Timken
                Company and The Bank of New York, which was filed with
                Timken's Form S-3 registration statement which became
                effective April 24, 1998 (Registration Number 333-45791),
                and is incorporated herein by reference.
        (4.3)   Indenture dated as of July 1, 1990, between Timken and
                Ameritrust Company of New York, which was filed with
                Timken's Form S-3 registration statement dated July 12,
                1990 (Registration Number 333-35773), and is incorporated
                herein by reference.
        (4.4)   First Supplemental Indenture, dated as of July 24, 1996,
                by and between The Timken Company and Mellon Bank, N.A.
                was filed on November 13, 1996 with Form 10-Q (Commission
                File Number 1-1169), and is incorporated herein by
                reference.

                                                                         23
   Listing of Exhibits (cont.)
   ___________________________
        (4.5)   First Amendment Agreement dated as of January 1, 2002 among
                The Timken Company, as Borrower, Various Financial
                Institutions, as Banks, and Keybank National Association, as
                Agent was filed on March 28, 2002 with Form 10-K (Commission
                File Number 1-1169), and is incorporated herein by reference.
        (4.6)   Second Amendment Agreement dated as of among The Timken
                Company, as Borrower, Various Financial Institutions, as Banks,
                and Keybank National Association, as Agent.
        (4.7)   Indenture dated as of February 18, 2003, between The Timken
                Company and The Bank of New York, as Trustee, Providing for
                Issuance of Notes in Series.
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
                Management Contracts and Compensation Plans
                ___________________________________________
        (10)    The Management Performance Plan of The Timken Company for
                Officers and Certain Management Personnel, as revised on
                December 18, 2002.
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
        (10.3)  The Timken Company Long-Term Incentive Plan for directors, officers and other key employees as amended and restated as of
                January 30, 2002 and approved by shareholders on April 16, 2002 was filed as Appendix A to Proxy Statement filed on
                February 22, 2002 (Commission File Number 1-1169), and is
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
                executed.

                                                                        24
   Listing of Exhibits (cont.)
   ___________________________
                Management Contracts and Compensation Plans (cont.)
                ___________________________________________________
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
                (Commission File Number 1-1169), and is incorporated herein by reference.

                                                                        25
   Listing of Exhibits (cont.)
   ___________________________
                Management Contracts and Compensation Plans (cont.)
                ___________________________________________________
        (10.14) The form of The Timken Company Nonqualified Stock Option
                Agreement for transferable options as adopted on April 16,
                2002 was filed on May 14, 2002 with Form 10-Q (Commission
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
                incorporated herein by reference.
        (10.17) The form of The Timken Company Performance Share Agreement entered into with W. R. Timken, Jr., R. L. Leibensperger
                and B. J. Bowling was filed on March 20, 1998 with Form
                10-K (Commission File Number 1-1169), and is incorporated
                herein by reference.
        (10.18) The Timken Company Senior Executive Management Performance
                Plan effective January 1, 1999, and approved by shareholders
                April 20, 1999 was filed as Appendix A to Proxy Statement
                filed on February 29, 1999 (Commission File Number 1-1169), and is incorporated herein by reference.
        (10.19) The Timken Company Nonqualified Stock Option Agreement entered into with James W. Griffith and adopted on December 16, 1999 was filed on March 29, 2000 with Form 10-K (Commission File
                Number 1-1169), and is incorporated herein by reference.
        (10.20) The Timken Company Promissory Note entered into with James W.
                Griffith and dated December 17, 1999 was filed on March 29,
                2000 with Form 10-K (Commission File Number 1-1169), and is incorporated herein by reference.
        (10.21) The Timken Company Director Deferred Compensation Plan
                effective as of February 4, 2000 was filed on May 12, 2000 with
                Form 10-Q (Commission File Number 1-1169), and is incorporated herein by reference.
        (10.22) The form of The Timken Company Deferred Shares Agreement as adopted on April 18, 2000 was filed on May 12, 2000 with Form
                10-Q (Commission File Number 1-1169), and is incorporated
                herein by reference.

                                                                         26
   Listing of Exhibits (cont.)
   ___________________________
                Management Contracts and Compensation Plans (cont.)
                ___________________________________________________
        (10.23) Amendment to Employee Excess Benefits Agreement was filed on
                May 12, 2000 with Form 10-Q (Commission File Number 1-1169), and is incorporated herein by reference.
        (10.24) The form of The Timken Company Nonqualified Stock Option
                Agreement for nontransferable options without dividend credit as adopted on April 17, 2001 was filed on May 14, 2001 with
                Form 10-Q (Commission File Number 1-1169), and is incorporated herein by reference.
        (10.25) Restricted Shares Agreement entered into with Glenn A.
                Eisenberg was filed on March 28, 2002 with Form 10-K
                (Commission File Number 1-1169), and is incorporated herein by reference.
        (10.26) Restricted Shares Agreement entered into with Curt J.
                Andersson was filed on March 28, 2002 with Form 10-K
                (Commission File Number 1-1169), and is incorporated herein by reference.
        (10.27) The form of The Timken Company 1996 Deferred Compensation Plan
                Election Agreement as adopted on April 16, 2002.  Each differs only as to name and date executed and was filed on May 14, 2002 with Form 10-Q (Commission File Number 1-1169), and is
                incorporated herein by reference.
        (10.28) The form of The Timken Company Restricted Shares Agreement as adopted on April 16, 2002 was filed on May 14, 2002 with
                Form 10-Q (Commission File Number 1-1169), and is incorporated herein by reference.
        (10.29) The form of The Timken Company Performance Unit Agreement as adopted on April 16, 2002 was filed on May 14, 2002 with
                Form 10-Q (Commission File Number 1-1169), and is incorporated herein by reference.
        (10.30) The form of The Timken Company 1996 Deferred Compensation Plan
                Election Agreement for Deferral of Restricted Shares was filed on August 13, 2002 with Form 10-Q (Commission File Number
                1-1169), and is incorporated herein by reference.
        (10.31) Retirement Agreement entered into as of June 30, 2002 between the company and Gene E. Little was filed on August 13, 2002 with Form 10-Q (Commission File Number 1-1169), and is
                incorporated herein by reference.

                                                                        27
   Listing of Exhibits (cont.)
   ___________________________
                Management Contracts and Compensation Plans (cont.)
                ___________________________________________________
        (10.32) The Consulting Agreement entered into with Joseph F. Toot, Jr., effective January 1, 2001 was filed on March 30, 2001 with
                Form 10-K (Commission File Number 1-1169), and is incorporated herein by reference.
        (10.33) Executive Severance Agreement entered into with Glenn A.
                Eisenberg.
        (12)    Ratio of Earnings to Fixed Charges.
        (13)    Annual Report to Shareholders for the year ended December 31,
                2002 (only to the extent expressly incorporated herein by
                reference).
        (21)    A list of subsidiaries of the registrant.
        (23)    Consent of Independent Auditors.
        (24)    Power of Attorney
        (99.1)  Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
                Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                signed on March 28, 2003 by the President and Chief Executive
                Officer and the Executive Vice President - Finance and
                Administration
        (99.2)  The Consulting Agreement entered into with e-Solutions.biz, LLC
                (Thomas W. Strouble, Owner and principal) was filed on
                November 13, 2002 with Form 10-Q (Commission File Number
                1-1169), and is incorporated herein by reference.
   (b)  Reports on Form 8-K:
        On February 18, 2003, the company filed a Form 8-K regarding
        Acquisition or Disposition of Assets, which contained information regarding the company's completion of the acquisition of the Engineered
        Solutions Business of Ingersoll-Rand Company Limited.  Financial state-
        ments for the company and the Engineered Solutions business of
        Ingersoll-Rand Company Limited were incorporated by reference into this
        Form 8-K.
        On February 13, 2003, the company filed a Form 8-K regarding Other
        Events and Regulation FD disclosure, which contained a press release announcing the offering of $250 million of 5.75% notes due 2010.  No financial statements were filed.
        On February 12, 2003, the company filed a Form 8-K regarding Other
        Events and Regulation FD disclosure, which contained a press release announcing the pricing of the offering of 11 million shares of the company's common stock.  No financial statements were filed.

                                                                         28
   Listing of Exhibits (cont.)
   ___________________________
   (b)  Reports on Form 8-K (cont.):
        On February 7, 2003, the company filed a Form 8-K regarding Other
        Events, which contained information regarding the company's pending acquisition of the Engineered Solutions business of Ingersoll-Rand
        Company Limited.  Audited combined financial statements of Ingersoll-
        Rand Engineered Solutions Business for the years ended December 31,
        2002, 2001 and 2000 were filed.
        On January 29, 2003, the company filed a Form 8-K regarding Other
        Events and Regulation FD disclosure, which contained a press release announcing the company's first quarter and full year 2003 outlook.  No financial statements were filed.
        On January 22, 2003, the company filed a Form 8-K regarding Other
        Events and Regulation FD disclosure, which contained a press release announcing the company's fourth quarter and 2002 results.  No financial statements were filed.
        On December 24, 2002, the company filed a Form 8-K regarding Other
        Events, which contained information regarding the company's pending acquisition of the Engineered Solutions business of Ingersoll-Rand
        Company Limited.  Audited combined financial statements of Ingersoll-
        Rand Engineered Solutions Business for the years ended December 31,
        2001, 2000 and 1999 and for the nine months ended September 30, 2002 and 2001 were filed.  In addition, unaudited pro forma financial information for the company and the Ingersoll-Rand Engineered Solutions
        Business for the year ended December 31, 2001 and the nine months ended
        September 30, 2002 was filed.
        On December 24, 2002, the company filed a Form 8-K regarding Other
        Events, which contained informatin regarding the company's change in method of accounting in accordance with the adoption of Statement of
        Financial Accounting Standards No. 142, "Goodwill and Other Intangible
        Assets."  No financial statements were filed.
        On November 19, 2002, the company filed a Form 8-K regarding Other
        Events and Regulation FD disclosure, which contained estimated market data and industry trend information relating to a number of industry segments in which the company sells bearing and steel products.  No financial statements were filed.
  (c)  The exhibits are contained in a separate section of this report.

                                SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                             THE TIMKEN COMPANY
By   /s/ James W. Griffith              By  /s/ Glenn A. Eisenberg
     ________________________________       ________________________________
     James W. Griffith                      Glenn A. Eisenberg
     Chief Executive Officer and            Executive Vice President - Finance
     Director                               and Administration (Principal
                                            Financial Officer
Date          March 27, 2003            Date            March 27, 2003
     ________________________________        _______________________________
                                        By  /s/ Sallie B. Bailey
                                             ________________________________
                                             Sallie B. Bailey
                                             Senior Vice President - Finance
                                             (Principal Accounting Officer)
                                        Date            March 27, 2003
                                             _______________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this
Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By  /s/ Stanley C. Gault*                By  /s/ Ward J. Timken, Jr.*
    ______________________________           _______________________________
    Stanley C. Gault      Director           Ward J. Timken, Jr.    Director
Date          March 27, 2003             Date           March 27, 2003
By  /s/ John A. Luke, Jr.*               By  /s/ W. R. Timken, Jr.*
    ______________________________           _______________________________
    John A. Luke, Jr.     Director           W. R. Timken, Jr.      Director
Date          March 27, 2003             Date           March 27, 2003
    /s/ Robert W. Mahoney*               By /s/ Joseph F. Toot, Jr.*
    ______________________________           _______________________________
    Robert W. Mahoney     Director           Joseph F. Toot, Jr.    Director
Date          March 27, 2003             Date           March 27, 2003
By  /s/ Jay A. Precourt*                 By  /s/ Martin D. Walker*
    ______________________________           _______________________________
    Jay A. Precourt       Director           Martin D. Walker       Director
Date          March 27, 2003             Date           March 27, 2003
By  /s/ John M. Timken, Jr.              By  /s/ Jacqueline F. Woods*
    ______________________________           _______________________________
    John M. Timken, Jr.   Director           Jacqueline F. Woods,   Director
Date          March 27, 2003             Date           March 27, 2003
By  /s/ Ward J. Timken
    ______________________________
    Ward J. Timken        Director
Date          March 27, 2003
                                         By  /s/ Glenn A. Eisenberg
                                         ___________________________________
                                         Glenn A. Eisenberg, attorney-in-fact
                                         By authority of Power of Attorney
                                         filed as Exhibit 24 hereto
                                         Date           March 27, 2003

                                CERTIFICATIONS
I, James W. Griffith, certify that:
1.  I have reviewed this annual report on Form 10-K of The Timken Company;
2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated sub-
       sidiaries, is made known to us by others within those entities, particu-
       larly during the period in which this annual report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
    a) all significant deficiencies in the design or operation of internal con-
       trols which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
    Date:  March 27, 2003               BY   /s/ James W. Griffith
                                        ______________________________________
                                        James W. Griffith,
                                        Chief Executive Officer,
                                        President and Director

I, Glenn A. Eisenberg, certify that:
1.  I have reviewed this annual report on Form 10-K of The Timken Company;
2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated sub-
       sidiaries, is made known to us by others within those entities, particu-
       larly during the period in which this annual report is being prepared;
    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
    a) all significant deficiencies in the design or operation of internal con-
       trols which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
    Date:  March 27, 2003
                                        BY   /s/ Glenn A. Eisenberg
                                        ______________________________________
                                        Glenn A. Eisenberg
                                        Executive Vice President - Finance and
                                        Administration

                           ANNUAL REPORT ON FORM 10-K
                       ITEM 15(a)(1) AND (2), (c) AND (d)
                        LIST OF FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE
                                CERTAIN EXHIBITS
                          FINANCIAL STATEMENT SCHEDULE
                          YEAR ENDED DECEMBER 31, 2002
                               THE TIMKEN COMPANY
                                  CANTON, OHIO

FORM 10-K-ITEM 15(a)(1) AND (2)
THE TIMKEN COMPANY AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of The Timken Company and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 2002, are incorporated by reference in Item 8:
 Consolidated statements of operations-Years ended December 31, 2002, 2001 and
  2000
 Consolidated balance sheets-December 31, 2002 and 2001
 Consolidated statements of cash flows-Years ended December 31, 2002, 2001 and 2000
 Consolidated statements of shareholders' equity-Years ended December 31, 2002,
  2001 and 2000
 Notes to consolidated financial statements-December 31, 2002
The consolidated financial statement Schedule II-Valuation and qualifying accounts of The Timken Company and subsidiaries is included in Item 15(d).
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         Report of Independent Auditors

To the Board of Directors and Shareholders of
The Timken Company

We have audited the accompanying consolidated balance sheets of The Timken
Company and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002.  Our audits also included the financial statement schedule listed in the index at Item
15(a).  These financial statements and schedule are the responsibility of the company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Timken
Company and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 6 to the consolidated financial statements, "Change in
Method of Accounting," The Timken Company adopted Statement of Financial
Accounting Standards No. 142, "Goodwill and Other Intangible Assets" effective
January 1, 2002.

                                                      /s/  ERNST & YOUNG LLP
Canton, Ohio
February 18, 2003

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
                                                    Additions
                             Balance at    Charged to   Charged to Other
                            Beginning of    Costs and      Accounts--    Deductions--  Balance at End
       Description             Period       Expenses       Describe         Describe     of Period
                                                     (Thousands of dollars)
Year ended December 31, 2002:
 Reserves and allowances
  deducted from asset accounts:
   Allowance for
     uncollectible accounts $ 14,976     $  4,752  (1)                   $  5,342  (3)   $ 14,386
   Valuation allowance
     on deferred tax assets   34,756        2,547  (2)                     19,179  (4)     18,124
                              ______        ______                         ______          ______
                            $ 49,732     $  7,299                        $ 24,521        $ 32,510
                              ======        ======                         ======          ======
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