Form 10-Q
period 2003-03-31
TIMKEN CO
filed 2003-05-15
CIK 98362

                                                                           1.
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.   20549
                                   FORM 10Q
   [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended March 31, 2003
                                      or
   [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

   Commission File Number 1-1169

                              THE TIMKEN COMPANY
               (Exact name of registrant as specified in its charter)

               Ohio                                     34-0577130
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                  Identification No.)

    1835 Dueber Avenue, S.W., Canton, Ohio         44706-2798
   (Address of principal executive offices)        (Zip Code)

                                (330) 438-3000
              (Registrant's telephone number, including area code)
                                Not Applicable
   (Former name, former address and former fiscal year, if changed since last report)
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
          YES    X      NO
                ___         ___
   As of March 31, 2003, the Registrant had 85,472,026 shares of common stock outstanding.

PART I.  FINANCIAL INFORMATION                                             2.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
                                                          Mar 31       Dec 31
                                                           2003         2002
ASSETS                                                 ----------    ----------
Current Assets                                          (Thousands of dollars)
Cash and cash equivalents...........................      $43,287       $82,050
Accounts receivable, less allowances,
(2003-$18,248; 2002-$14,386)........................      603,352       361,316
Deferred income taxes...............................       35,351        36,003
Inventories (Note 4) ...............................      738,127       488,923
                                                       ----------    ----------
          Total Current Assets......................    1,420,117       968,292
Property, plant and equipment.......................    3,291,497     2,945,076
 Less allowances for depreciation...................    1,734,396     1,718,832
                                                       ----------    ----------
                                                        1,557,101     1,226,244
Goodwill............................................      320,868       129,943
Intangible pension asset............................      128,368       129,042
Intangible assets (Note 10).........................       20,589         5,217
Deferred income taxes...............................      170,273       169,051
Other assets........................................      260,571       120,567
                                                       ----------    ----------
      Total Assets..................................   $3,877,887    $2,748,356
                                                       ==========    ==========
LIABILITIES
Current Liabilities
Accounts payable and other liabilities..............     $389,336      $296,543
Short-term debt and commercial paper................      218,632       111,134
Accrued expenses....................................      278,983       226,393
                                                       ----------    ----------
          Total Current Liabilities.................      886,951       634,070
Noncurrent Liabilities
Long-term debt (Note 5) ............................      778,066       350,085
Accrued pension cost................................      753,834       723,188
Accrued postretirement benefits cost................      493,302       411,304
Other noncurrent liabilities........................       24,392        20,623
                                                       ----------    ----------
          Total Noncurrent Liabilities..............    2,049,594     1,505,200
Shareholders' Equity (Note 7)
Common stock........................................      631,252       310,317
Earnings invested in the business...................      767,533       764,446
Accumulated other comprehensive loss................     (457,443)     (465,677)
                                                       ----------    ----------
          Total Shareholders' Equity................      941,342       609,086
      Total Liabilities and Shareholders' Equity....   $3,877,887    $2,748,356
                                                       ==========    ==========

PART I.  FINANCIAL INFORMATION Continued                                   3.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
                                                         Three Months Ended
                                                        Mar 31        Mar 31
                                                         2003          2002
                                                      ----------    ----------
                                  (Thousands of dollars, except per share data)
Net sales..........................................   $  838,007    $  615,757
Cost of products sold..............................      707,741       497,115
                                                      ----------    ----------
 Gross Profit......................................      130,266       118,642
Selling, administrative and general expenses.......      105,271        85,992
Impairment and restructuring charges (Note 8)......         -            3,057
                                                      ----------    ----------
 Operating Income..................................       24,995        29,593
Interest expense...................................      (10,161)       (8,035)
Interest income....................................          210           380
Other income (expense).............................        3,854        (7,468)
                                                      ----------    ----------
 Income Before Income Taxes and Cumulative
  Effect of Change in Accounting Principle.........       18,898        14,470
Provision for income taxes (Note 6)................        7,559         5,282
                                                      ----------    ----------
 Income Before Cumulative Effect of Change in
  Accounting Principle.............................   $   11,339    $    9,188
Cumulative effect of change in accounting principle
  (net of income tax benefit of $7,786)............         -           12,702
                                                      ----------    ----------
Net Income (Loss)..................................   $   11,339    $   (3,514)
                                                      ==========    ==========
 Earnings Per Share:
 Income before cumulative effect of change in
   accounting principle............................       $ 0.15        $ 0.15
 Cumulative effect of change in accounting principle      $  -          $(0.21)
 Earnings Per Share*...............................       $ 0.15        $(0.06)
 Earnings Per Share - assuming dilution:
 Income before cumulative effect of change in
   accounting principle............................       $ 0.15        $ 0.15
 Cumulative effect of change in accounting principle      $  -          $(0.21)
 Earnings Per Share - assuming dilution**..........       $ 0.15        $(0.06)
 Dividends Per Share...............................       $ 0.13        $ 0.13
                                                      ==========    ==========
*  Average shares outstanding......................   74,444,132    59,914,680
** Average shares outstanding - assuming dilution..   74,613,170    60,395,183

PART I.  FINANCIAL INFORMATION Continued                                   4.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                          Three Months Ended
Cash Provided (Used)                                      Mar 31      Mar 31
                                                           2003        2002
                                                         --------    --------
OPERATING ACTIVITIES                                    (Thousands of dollars)
Net income (loss)......................................   $11,339     ($3,514)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
 Cumulative effect of accounting change................       -        12,702
 Depreciation and amortization.........................    41,265      36,762
 Gain on disposals of property, plant and equipment....    (5,734)     (2,875)
 (Credit) provision for deferred income taxes..........    (2,100)      9,272
 Stock issued in lieu of cash to employee benefit
  plans................................................       715       1,031
 Non-cash impact of impairment and restructuring
  charges..............................................       -        (6,671)
 Changes in operating assets and liabilities:
  Accounts receivable..................................   (54,614)    (49,862)
  Inventories..........................................   (22,463)    (17,128)
  Other assets.........................................   (10,201)      2,637
  Accounts payable and accrued expenses................    53,973      (1,510)
  Foreign currency translation.........................    (1,859)       (465)
                                                          --------    -------
   Net Cash Provided (Used) by Operating Activities....    10,321     (19,621)
INVESTING ACTIVITIES
 Capital expenditures..................................   (22,998)    (16,504)
 Proceeds from disposals of property, plant and
  equipment............................................     9,895       1,441
 Other ................................................    (2,064)      7,499
 Acquisitions..........................................  (718,952)*    (6,751)
                                                         --------     -------
   Net Cash Used by Investing Activities...............  (734,119)    (14,315)
FINANCING ACTIVITIES
 Cash dividends paid to shareholders....................   (8,252)     (7,789)
 Issuance of common stock for acquisition...............  180,220*        -
 Accounts receivable securitization financing...........  125,000         -
 Payments on long-term debt.............................     (124)     (1,727)
 Proceeds from issuance of long-term debt...............  424,553         -
 Short-term debt activity - net.........................  (36,939)     27,498
                                                         --------    --------
   Net Cash Provided by Financing Activities............  684,458      17,982
Effect of exchange rate changes on cash................       577        (388)
Decrease in Cash and Cash Equivalents..................   (38,763)    (16,342)
Cash and Cash Equivalents at Beginning of Period.......    82,050      33,392
                                                         --------    --------
Cash and Cash Equivalents at End of Period.............   $43,287     $17,050
                                                         ========    ========
*  Excluding $140 million of common stock (9,395,973 shares) issued to
   Ingersoll-Rand Company, in conjunction with the acquisition.

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                        5.
Note 1 -- Basis of Presentation
The accompanying consolidated condensed financial statements (unaudited) for
The Timken Company (the "company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments
(consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included.  For further information, refer to the consolidated financial statements and footnotes included in the company's annual report on Form 10-K for the year ended December 31, 2002.
Note 2 -- Stock-Based Compensation
On December 31, 2002, the Financial Accounting Standards Board (FASB) issued
Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for
Stock-Based Compensation - Transition and Disclosure."  SFAS No. 148 amends
SFAS No. 123, "Accounting for Stock-Based Compensation," by providing alterna-
tive methods of transition to SFAS No. 123's fair value method of accounting for stock-based compensation.  SFAS No. 148 also amends the disclosure require-
ments of SFAS No. 123.  The company has elected to follow Accounting Principles
Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and
related interpretations in accounting for its stock options to key associates and directors.  Under APB Opinion No. 25, whenever the market price of the com-
pany's stock options equals the market price of the underlying common stock on the date of grant, no compensation expense is required.
The effect on net income (loss) and earnings per share as if the company had applied the fair value recognition provisions of SFAS No. 123 is as follows for the quarters ended March 31:
                                         2003           2002
                                      ----------     -----------
                                        (Thousands of dollars)
Net income (loss), as reported           $11,339         $(3,514)
Add:  Stock-based employee compen-
  sation expense, net of related
  taxes                                      451              54
Deduct:  Total stock-based employee
  compensation expense determined
  under fair value based methods for
  all awards, net of related tax
  effects                                 (1,217)           (927)
                                      ----------     -----------
Pro forma net income (loss)              $10,573         $(4,387)
                                      ==========     ===========
Earnings per share:
  Basic and diluted - as reported         $ 0.15          $(0.06)
  Basic and diluted - pro forma           $ 0.14          $(0.07)
Note 3 -- Acquisition
On February 18, 2003, the company acquired Ingersoll-Rand Company Limited's
(IR's) Engineered Solutions business, a leading worldwide producer of needle roller, heavy-duty roller and ball bearings, and motion control components and assemblies.  IR's Engineered Solutions business is comprised of certain operating assets and subsidiaries, including The Torrington Company.  IR's
Engineered Solutions business, hereafter referred to as Torrington, had sales of $1.2 billion in 2002.

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                         6.
Continued
Note 3 -- Acquisition (continued)
The company paid IR $700 million in cash, subject to post-closing purchase price adjustments, and issued $140 million of its common stock (9,395,973 shares) to
Ingersoll-Rand Company, a subsidiary of IR.  To finance the cash portion of the transaction the company utilized, in addition to cash on hand:  $180.0 million, net of underwriting discounts and commissions, from a public offering of
12.65 million shares of common stock at $14.90 per common share; $246.9 million, net of underwriting discounts and commissions, from a public offering of
$250.0 million of 5.75% senior unsecured notes due 2010; $125.0 million from its Asset Securitization facility; and approximately $86 million from its new senior credit facility.  Costs related to the acquisition were $18.2 million and are included in the purchase price.
The purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair market values at the date of acquisition.  The purchase price allocation is preliminary and further adjustments will be made upon completion of the final valuation studies and integration initiatives implemented by the company.
The table below reflects unaudited pro forma results of the company and
Torrington as if the acquisition had taken place at the beginning of the periods presented, after giving effect to certain adjustments, including the amorti-
zation of intangible assets, interest expense on acquisition debt, depreciation of fixed assets, employee benefits and income tax effects.  Unaudited pro forma earnings for each quarter presented include higher than normal cost of products sold resulting from the one-time write-up of acquired inventories required by the purchase accounting rules.  This charge decreased earnings per share by approximately $0.07 in each quarter presented.  No effect has been given to operating synergies in this presentation.  These pro forma amounts do not purport to be indicative of the results that would have been obtained if the acquisition had occurred as of the beginning of the periods presented or that may be obtained in the future:
(Amounts in thousands, except per share data)      Three Months Ended March 31,
                                                   ----------------------------
                                                       2003            2002
                                                   ------------    ------------
Net sales                                          $    981,562    $    904,799
(Loss) income before cumulative effect of change
 in accounting principle                                 (5,353)         11,055
Net loss                                           $     (5,353)  $      (1,647)
Earnings per share:
 Basic and diluted:
  Income before cumulative effect of change
    in accounting principle                             $ (0.07)         $ 0.14
  Cumulative effect of change in accounting
    principle                                              -              (0.16)
                                                   ------------    ------------
 Earnings per share - basic and diluted                 $ (0.07)         $(0.02)                                                  ============    ============

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                         7.
Continued
Note 4 -- Inventories                                      Mar 31     Dec 31
                                                            2003       2002
                                                          --------   ---------
                                                         (Thousands of dollars)
Finished products                                         $343,681    $210,945
Work-in-process and raw materials                          357,719     243,485
Manufacturing supplies                                      36,727      34,493
                                                          --------    --------
                                                          $738,127    $488,923
                                                          ========    ========
An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.
Accordingly, interim LIFO calculations must necessarily be based on manage-
ment's estimates of expected year-end inventory levels and costs.  Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.
Note 5 -- Long-term Debt and Other Financing Arrangments   Mar 31     Dec 31
                                                            2003       2002
                                                          --------   ---------
                                                         (Thousands of dollars)
State of Ohio Pollution Control Revenue Refunding Bonds,
   maturing on July 1, 2003.  The variable interest
   rate is tied to the bank's tax exempt weekly interest
   rate.  The rate at March 31, 2003 is 1.20%.            $ 17,000    $ 17,000
State of Ohio Water Development Revenue Refunding
   Bond, maturing on May 1, 2007.  The variable interest
   rate is tied to the bank's tax exempt weekly interest
   rate. The rate at March 31, 2003 is 1.20%.                8,000       8,000
State of Ohio Air Quality Bond, maturing on November 1,
   2025.  The variable interest rate is tied to the
   bank's tax exempt weekly interest rate.  The rate at
   March 31, 2003 is 1.15%.                                  9,500       9,500
State of Ohio Water Development Revenue Refunding Bonds,
   maturing on November 1, 2025.  The variable interest
   rate is tied to the bank's tax exempt weekly interest
   rate.  The rate at March 31, 2003 is 1.10%.              12,200      12,200
State of Ohio Water Development Authority Solid Waste
   Revenue Bonds, maturing on July 1, 2032.  The
   variable interest rate is tied to the bank's tax
   exempt weekly interest rate.  The rate at
   March 31, 2003 is 1.20%.                                 24,000      24,000
Fixed Rate Medium-Term Notes, Series A, due at various
   dates through May, 2028, with interest rates ranging
   from 5.75% to 7.76%.                                    292,000     292,000

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                         8.
Continued
Note 5 -- Long-term Debt and Other Financing Arrangments (continued)
                                                           Mar 31     Dec 31
                                                            2003       2002
                                                          --------   ---------
                                                         (Thousands of dollars)
Senior credit facility, maturing on December 31,
   2007.  The variable interest rate is LIBOR plus
   1.5%.  The rate at March 31, 2003 is 2.85%.             175,000        -
Unsecured notes, maturing on February 15, 2010,
with a fixed interest rate of 5.75%.                       250,000        -
Other                                                       15,885      11,166
                                                          --------    --------
                                                           803,858     373,866
Less:  Current Maturities                                   25,792      23,781
                                                          --------    --------
                                                          $778,066    $350,085
                                                          ========    ========
On December 19, 2002, the company entered into an Accounts Receivable
Securitization financing agreement (Asset Securitization), which provides for borrowings up to $125 million, limited to certain borrowing base calculations, and is secured by certain trade receivables.  Under the terms of the Asset
Securitization, the company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly owned consolidated subsidiary, that in turn uses the trade receivables to secure the borrowings, which are funded through a vehicle that issues commercial paper in the short-
term market.  As of March 31, 2003, there was $125 million outstanding on this facility, and no payments have been made.  This balance is reflected on the company's consolidated condensed balance sheet as of March 31, 2003 in short-
term debt and commercial paper.  The yield on the commercial paper, which is the commercial paper rate plus program fees, is considered a financing cost, and is included in interest expense on the consolidated statements of operations.  This rate was 1.76% at March 31, 2003.
Under the $500 million senior credit facility, the company has three financial covenants:  consolidated net worth; leverage ratio; and fixed charge coverage ratio.  These financial covenants will become effective for the second quarter ending on June 30, 2003.  At March 31, 2003, the company was in compliance with the covenants under its senior credit facility and its other debt agreements.
Note 6 -- Income Tax Provision
                                     Three Months Ended
                                     Mar 31      Mar 31
                                      2003        2002
                                    --------    --------
                 U.S.              (Thousands of dollars)
                    Federal          $ 4,004     $ 4,219
                    State & Local        627         730
                 Foreign               2,928         333
                                     -------     -------
                                     $ 7,559     $ 5,282
                                     =======     =======
Taxes provided exceeded the U.S. statutory rate primarily due to losses at certain foreign operations in which the realization of the tax benefit of these losses is more than likely not to occur and taxes paid to state and local jurisdictions.

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)
Continued                                                                  9.
                                                  Mar 31    Dec 31
Note 7 -- Shareholders' Equity                     2003      2002
                                                 --------  --------
Class I and Class II serial preferred stock    (Thousands of dollars)
without par value:
   Authorized -- 10,000,000 shares each class
   Issued - none                                 $   -     $   -
Common Stock without par value:
   Authorized -- 200,000,000 shares
   Issued (including shares in treasury)
      2003 - 85,497,889 shares
      2002 - 63,451,916 shares
   Stated Capital                                  53,064    53,064
   Other paid-in capital                          578,659   257,992
Less cost of Common Stock in treasury
      2003 - 25,863 shares
      2002 - 40,074 shares                           (471)     (739)
                                                 --------  --------
                                                 $631,252  $310,317
                                                 ========  ========
An analysis of the change in capital and earnings invested in the business is as follows:
                                                Common Stock       Earnings    Accumulated
                                                         Other     Invested       Other
                                               Stated   Paid-In     in the    Comprehensive   Treasury
                                              Capital   Capital    Business        Loss         Stock       Total
                                              -------   --------   --------     ----------    --------   ----------
                                                                    (Thousands of dollars)
Balance December 31, 2002                     $53,064   $257,992   $764,446      ($465,677)      ($739)  $  609,086
Net Income                                                           11,339                                  11,339
Foreign currency translation adjustment                                              9,102                    9,102
Change in fair value of derivative financial
  instruments, net of reclassifications                                                868                      868
                                                                                                         ----------
Total comprehensive income                                                                                   19,573
Dividends  - $0.13 per share                                         (8,252)                                 (8,252)
Issuance of 14,211 shares from treasury
 related to stock option and employee
 benefit plans                                               447                                   268          715
Issuance of 22,045,973 shares from authorized
 to finance the Torrington acquisition                   320,220                                            320,220
                                              -------   --------   --------     ----------   ---------   ----------
Balance March 31, 2003                        $53,064   $578,659   $767,533      ($457,443)      ($471)    $941,342
                                              =======   ========   ========     ==========   =========   ==========
The total comprehensive income for the three months ended March 31, 2002 was $8,326,000.

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                        10.
Continued
Note 8 -- Impairment and Restructuring Charges
In April 2001, the company announced a strategic global refocusing of its manu-
facturing operations (MSI) to establish a foundation for accelerating the company's growth initiatives.  This second phase of the company's transformation included creating focused factories for each product line or component, replacing specific manufacturing processes with state-of-the-art processes through the company's global supply chain, rationalizing production to the lowest total cost plants in the company's global manufacturing system and implementing lean manufacturing process redesign.  The company closed its bearing plants in Columbus, Ohio and Duston, England, sold the tooling plant in Ashland, Ohio, and reduced employment by 1,824 associates by the end of
2002.  To implement the MSI initiatives during 2001 and 2002, the company incurred $107.4 million in cumulative impairment, restructuring and reorgani-
zation charges related to MSI and salaried workforce reduction programs.
The company targeted an annualized pretax rate of savings of approximately
$100 million by the end of 2004 as a result of these programs.  As of March 31,
2002, the company achieved an estimated annualized pretax savings rate of
$35 million.  All charges associated with MSI and salaried workforce reduction programs were recognized at the end of 2002, and the company achieved an estimated annualized pretax savings rate of $80 million.  No impairment, restructuring and/or reorganization charges related to the MSI and salaried workforce reduction programs were incurred during the first quarter of 2003.
As of March 31, 2003, the majority of the remaining accrual balance was paid, and no reversal of the severance accrual was recorded.
The following chart details the breakdown by segment of the $3.0 million in restructuring and impairment charges incurred during the quarter ended
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
respectively.  Reorganization charges for the quarter ended March 31, 2002 totaled $5.1 million, classified as cost of products sold ($2.3 million) and selling, administrative and general expenses ($2.8 million).

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         11.
Continued
Note 9 -- Segment Information
With the acquisition of Torrington, the company reorganized two of its reportable segments - the Automotive and Industrial Groups. Timken's automotive aftermarket business is now part of the Industrial Group, which is managing the combined distribution operations. The company's sales to emerging markets, principally in central and eastern Europe and Asia, previously were reported as part of the Industrial Group. In the first quarter of 2003, emerging market sales to automotive original equipment manufacturers are now included in the
Automotive Group. The primary measurement used by management to measure the financial performance of each Group is adjusted EBIT (earnings before interest and taxes) excluding special items such as restructuring, reorganization and integration costs, one-time gains or losses on sales of assets and allocated payments received under the Continued Dumping and Subsidy Offset Act (CDSOA).
The segment results that follow for both 2003 and 2002 reflect the reporting reorganization described above.
(Thousands of Dollars)                              Three Months Ended
                                                     Mar 31    Mar 31
                                                      2003      2002
Automotive Group                                    --------  --------
  Net sales to external customers                   $298,129  $183,398
  Depreciation and amortization                       12,701     8,574
  EBIT, as adjusted                                    8,868     7,459
Industrial Group
  Net sales to external customers                   $304,963  $233,238
  Depreciation and amortization                       12,140    11,261
  EBIT, as adjusted                                   17,810    11,080
Steel Group
  Net sales to external customers                   $234,915  $199,121
  Intersegment sales                                  40,864    39,273
  Depreciation and amortization                       16,424    16,927
  EBIT, as adjusted                                    6,530    12,119
Profit Before Taxes
  Total EBIT, as adjusted, for reportable segments    33,208    30,658
  Impairment and restructuring charges                   -      (3,057)
  Reorganization expenses                                -      (5,044)
  Integration expenses                                (9,063)      -
  Gain on sale of land                                 5,447       -
  Interest expense                                   (10,161)   (8,035)
  Interest income                                        210       380
  Intersegment adjustments                              (743)     (432)
                                                    --------  --------
  Income before income taxes                        $ 18,898  $ 14,470
                                                    ========  ========

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         12.
Continued
Note 10 - Intangible Assets
The changes in the carrying amount of goodwill and indefinite lived intangible assets for the quarter ended March 31, 2003 are as follows:
(Thousands of Dollars)            Balance                              Balance
                                  12/31/02   Acquisition    Other      3/31/03
                                 ---------   -----------   -------    ---------
Goodwill:
Automotive                       $   1,633   $ 169,279     $  (108)   $ 170,804
Industrial                         119,440      21,342         311      141,093
Steel                                8,870         -           101        8,971
                                 ---------   ----------    --------   ---------
                                 $ 129,943   $ 190,621     $   304    $ 320,868
                                 =========   ==========    ========   =========
The indefinite lived intangible assets are immaterial.
The following table displays intangible assets as of March 31, 2003 and
December 31, 2002:
(Thousands of Dollars)                      As of March 31, 2003
                                     ----------------------------------
                                      Gross                       Net
                                     Carrying    Accumulated   Carrying
                                      Amount     Amortization   Amount
                                     --------    ------------  --------
Amortized intangible assets:
Automotive trademarks                $    312     $      (105) $    207
Automotive technology use              10,100            (115)    9,985
Automotive customer relationships       3,770          (1,146)    2,624
Industrial trademarks                $    266     $       (90) $    176
Industrial land use rights              3,685            (149)    3,536
Industrial know-how transfer              462            (358)      104
Steel trademarks                          236             (79)      157
                                     --------     -----------  --------
                                     $ 18,831     $    (2,042) $ 16,789
                                     ========     ===========  ========
Unamortized intangible assets:
Goodwill                             $320,868     $       -    $320,868
Automotive land use rights           $    105             -    $    105
Automotive technology use               2,240             -       2,240
Industrial license agreements        $    952             -         952
Industrial technology use                 503             -         503
                                     --------     -----------  --------
                                     $324,668     $       -    $324,668
                                     ========     ===========  ========
Total Intangible Assets              $343,499     $    (2,042) $341,457
                                     ========     ===========  ========

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         13.
Continued
Note 10 - Intangible Assets (continued)
                                          As of December 31, 2002
                                     ----------------------------------
                                      Gross                       Net
                                     Carrying    Accumulated   Carrying
                                      Amount     Amortization   Amount
                                     --------    ------------  --------
Amortized intangible assets:
Industrial trademarks                $    712     $       213  $    499
Industrial land use rights              4,484             905     3,579
Industrial know-how transfer              417             341        76
                                     --------     -----------  --------
                                     $  5,613     $     1,459  $  4,154
                                     ========     ===========  ========
Unamortized intangible assets:
Goodwill                             $129,943     $       -    $129,943
Automotive land use rights                112             -         112
Industrial license agreements             951             -         951
                                     --------     -----------  --------
                                     $131,006     $       -    $131,006
                                     ========     ===========  ========
Total Intangible Assets              $136,619     $     1,459  $135,160
                                     ========     ===========  ========
Amortization expense for intangible assets was approximately $234,000 for the three months ended March 31, 2003, and is estimated to be approximately
$1,844,000 annually for the next five fiscal years.
Note 11 - Equity Investments
The company, prior to the Torrington acquisition, owned equity interests in certain joint ventures.  As part of the Torrington acquisition, several additional equity interests were acquired.  Certain of these equity interests include: Advanced Green Components, LLC, a supplier of forged and machined rings for bearing manufacture; Timken-NSK Bearings (Suzhou) Co. Ltd., a joint venture which positions the company to provide tapered roller bearings from a facility under construction in China; International Components Supply,
Limitada, a joint venture which produces forged and turned steel rings in
Brazil; Bardella Timken Industrial Services, a joint venture which expands the technical services the company provides to rolling mill customers in Brazil;
Torrington Wuxi Bearings Company, a manufacturing joint venture in China; S.E.
SETCO Service Company, a joint venture which repairs and rebuilds machine tool spindles; NRB Bearings Limited, a manufacturing and marketing joint venture in
India; and PEL Technologies, LLC, a joint venture in the United States that has developed a proprietary technology which converts iron units into engineered iron oxides for use in pigments, coatings and abrasives.  The balances related to investments accounted for under the equity method are reflected in other assets in the consolidated condensed balance sheets, which were approximately
$131.6 million and $25.1 million at March 31, 2003 and December 31, 2002, respectively.

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         14.
Continued
Note 11 - Equity Investments (continued)
The company is a guarantor of $27.5 million in debt for Pel.  A $23.5 million letter of credit was guaranteed by the company to secure payment on Ohio Water
Development Authority revenue bonds held by Pel, as well as a guarantee for a
$4 million bank loan.  In case of default by Pel on either obligation, the company has agreed to pay existing balances due as of the date of default.  The letter of credit expires on July 22, 2006.  The bank loan obligation expires on the earlier of March 27, 2012 or on the date that Pel maintains a certain debt coverage ratio for a specified period.
Equity investments are reviewed for impairment when circumstances (such as lower than expected financial performance or change in strategic direction) indicate that the net book value of the investment may not be recoverable.  If an impairment does exist, the equity investment is written down to its fair value with a corresponding charge to the statement of operations.
Note 12 - Recent Accounting Pronouncements
In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies
Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for
Certain Employee Termination Benefits and Other Costs to Exit an Activity
(including Certain Costs Incurred in a Restructuring)."  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.  Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan.  SFAS No. 146 is effective for exit and disposal activities that are initiated after
December 31, 2002.  SFAS No. 146 has no effect on charges recorded for exit activities begun prior to this date.  The company does not expect the adoption of this statement to have a material effect on its financial position or results of operations.
In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of
Indebtedness of Others" (the Interpretation).  The Interpretation's disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.  The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The Interpretation requires certain guarantees to be recorded at fair value.  The guarantor's previous accounting for guarantees issued prior to the date of initial application should not be revised or restated.
In January 2003, the FASB issued Interpretation No. 46, "Consolidation of
Variable Interest Entities."  In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or
(b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both.  The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003.  The consolidation

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         15.
Continued
Note 12 - Recent Accounting Pronouncements (continued)
requirements apply to pre-existing entities in the first fiscal year or interim period beginning after June 15, 2003.  Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  Implementation of Interpre-
tation 46 may require the company to consolidate certain equity investments.
The company is currently evaluating the impact of Interpretation 46 on the financial statements of the company.

                                                                           16.
Management's Discussion and Analysis of Financial Condition and Results of
Operations
Results of Operations
---------------------
First quarter 2003 results were significantly impacted by the acquisition of
Torrington, which was acquired on February 18, 2003.  In addition to the effects of the acquisition, strong automotive demand and the positive impact of currency exchange rates caused net sales to be higher in the first quarter 2003 compared to the same period a year ago.  Industrial markets, however, continued to be sluggish during the first quarter of 2003.
The Timken Company reported net sales of $838.0 million for the first quarter of 2003, an increase of 36.1% from $615.8 million in the first quarter of 2002.
The company reported net income of $11.3 million for the first quarter of 2003 compared to a net loss of $3.5 million in the same quarter a year ago.  Results in the first quarter of 2002 were impacted by the $12.7 million aftertax cumulative effect of change in accounting principle related to the adoption of
SFAS No. 142, "Goodwill and Other Intangible Assets."  In the first quarter of
2003, the company incurred total pretax acquisition integration charges of
$9.1 million.  Of this amount, $3.7 million was reflected in the company's cost of products sold and $5.4 million was reflected in selling, administrative and general expenses for the quarter.  These integration charges are entirely related to the acquisition of Torrington and did not include any amounts related to Timken's manufacturing strategy initiative (MSI).  Operating income for the first quarter of 2002 included pretax charges of $8.1 million related to MSI.
Of this, $3.0 million represented impairment and restructuring charges and
$5.1 million represented reorganization charges.
Gross profit was $130.3 million (15.5% of net sales) in the first quarter of
2003, compared to $118.6 million (19.2% of net sales) in the first quarter of
2002. Although sales volume in the first quarter of 2003 was higher compared to the same period a year ago, gross profit performance was adversely impacted by the higher scrap, energy, pension and benefit costs.  Also, performance continued to be impacted by inefficiencies caused by capacity constraints related to the rationalization of manufacturing operations while meeting strong automotive demand.  First quarter 2003 gross profit was negatively impacted by additional expense of $3.5 million in cost of products sold resulting from the one-time write-up of acquired inventories required by purchase accounting rules.
Selling, administrative and general expenses were $105.3 million (12.6% of net sales) in the first quarter of 2003, compared to $86.0 million (14.0% of net sales) recorded in the same quarter a year ago.  Although the amount of selling, administrative and general expenses increased in the first quarter of 2003, compared to the same period a year ago, the expenses as a percentage of net sales decreased.  First quarter 2003 net sales were 36.1% higher than the first quarter of 2002.  However, selling, administrative and general expenses for the first quarter of 2003 increased only 22.4%, compared to the same period a year ago.  The increase in the total dollar amount of selling, administrative and general expenses resulted from the addition of six weeks of Torrington's financial results as well as costs incurred in connection with the acquisition and integration of Torrington. This increase was partially offset by a decrease in selling, administrative and general expenses related to Timken's business cost reductions achieved through MSI and salaried workforce reduction initiatives.  Selling, administrative and general expenses in the first quarter of 2003 included $5.4 million of integration expenses, compared to $2.8 million

                                                                           17.
Management's Discussion and Analysis of Financial Condition and Results of
Operations

of reorganization expenses in the first quarter of 2002.
First quarter 2002 operating income was impacted by MSI, which was announced in
April 2001.  Restructuring charges of $3.0 million consisted of $1.5 million in impaired assets charges and $1.5 million in severance and exit costs.  The
$1.5 million in impaired assets charges was comprised of a $1.0 million charge to Automotive related to the Duston, England plant closure and $0.5 million charge to Industrial related to the Columbus, Ohio plant closure.  The majority of the severance and exit costs of $1.5 million also related to the Duston and
Columbus plant closures.  Reorganization charges for the quarter ended
March 31, 2002 totaled $5.1 million, of which $2.3 million was classified as cost of products sold and $2.8 million was classified as selling, administrative and general expenses.  All charges associated with MSI and salaried workforce reduction initiatives were recognized at the end of 2002, and the company achieved an estimated annualized pretax savings rate of $80 million from the MSI program as of December 31, 2002.
The increase in other income (expense) in the first quarter of 2003 compared to the same period a year ago was due primarily to a one-time gain of $5.4 million related to the sale of property in the United Kingdom.
The effective tax rate for the quarters ended March 31, 2003 and 2002, respectively, exceeded the U.S. statutory tax rate primarily due to losses at certain foreign operations in which the realization of the tax benefit of these losses is more than likely not to occur and taxes paid to state and local jurisdictions.
With the acquisition of Torrington, the company reorganized two of its reportable segments - the Automotive and Industrial Groups.  Timken's auto-
motive aftermarket business is now part of the Industrial Group, which is managing the combined distribution operations.  The company's sales to emerging markets, principally in central and eastern Europe and Asia, previously were reported as part of the Industrial Group.  Beginning in the first quarter of
2003, emerging market sales to automotive original equipment manufacturers are now included in the Automotive Group.  The primary measurement used by manage-
ment to measure the financial performance of each Group is adjusted EBIT
(earnings before interest and taxes) excluding special items such as restructuring, reorganization and integration costs, one-time gains or losses on sales of assets and allocated payments received under the Continued Dumping and Subsidy Offset Act (CDSOA).  The segment results that follow for both 2003 and 2002 reflect the reporting reorganization described above.
Due to the integration of Torrington and Timken activities, it will become increasingly difficult in future reporting periods to separate Torrington's contribution to the consolidated results.
Automotive Group
The Automotive Group includes sales of bearings and products and services other than steel to automotive original equipment manufacturers.  Global Automotive
Group sales for the first quarter of 2003 increased 62.6% to $298.1 million from
$183.4 million in the first quarter of 2002.  While the Torrington acquisition accounts for the majority of the sales increase, North American automotive demand remained strong during the first quarter of 2003.  In the passenger car

                                                                           18.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)

and light truck segments, expanded incentives have supported relatively robust vehicle sales levels.  European automotive markets have softened, however, as overall economic activity there remains stagnant.  The company expects continued
strength in the North American automotive market and some modest improvements in
Europe for 2003.
The Automotive Group had adjusted EBIT of $8.9 million compared to $7.5 million in 2002's first quarter.  This increase was due to the Torrington acquisition and new product introductions.  However, the Automotive Group's results were negatively affected by pricing pressures, higher pension and benefit expenses and the continued impact of inefficiencies related to MSI.
In the first quarter of 2003, the Automotive Group's selling, administrative and general expenses were approximately 14% higher compared to the same period a year ago. This was primarily the result of the additional selling, admini-
strative and general expenses incurred in connection with the acquisition of
Torrington, as well as Torrington's selling, administrative and general expenses for the six-week period since the acquisition.  In addition, the first quarter of 2003 also reflects higher expenses associated with the impact of currency exchange rates and new product development.
Industrial Group
The Industrial Group has global sales of bearings and products and services other than steel to a diverse customer base.  These include:  industrial equip-
ment, off-highway, rail and aerospace and defense customers.  The Industrial
Group also includes the financial results for Timken's distribution operations for products other than steel.  The Industrial Group's net sales were
$305.0 million, an increase of 30.8% over the first quarter 2002 net sales of
$233.2 million.   The acquisition of Torrington was the primary contributor to the sales increase, which was also favorably impacted by currency exchange rates.  Overall in the first quarter of 2003, industrial demand continued to be flat with limited signs of near-term improvement.  Although rail markets continue to be depressed, there has been some improvement in demand over 2002 levels.  Demand by aerospace customers, led by defense, has shown improvement in the first quarter of 2003, while commercial demand remains weak.  Also, demand in the distribution sector of the Industrial Group has improved from
2002 levels.  This improvement takes into account inventory balancing as inventories are brought more in line with demand.  For the remainder of 2003, the company expects some modest improvement in industrial markets.
For the first quarter of 2003, Industrial Group adjusted EBIT was $17.8 million, up from $11.1 million in first quarter of 2002.  The increase in adjusted EBIT reflected improved performance in the distribution business, favorable currency exchange rates and the benefits of MSI.  Partially offsetting these benefits were continued weakness in industrial demand and increased costs for energy, pension and benefits.
In the first quarter of 2003, the Industrial Group's selling, administrative and general expenses were 27% higher than in the same period a year ago. This was primarily the result of additional selling, administrative and general expenses incurred in connection with the acquisition of Torrington, as well as
Torrington's selling, administrative and general expenses for the six-week

                                                                           19.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)

period since the acquisition, and the impact of currency exchange rates.
Steel Group
The Steel Group's net sales, including intersegment sales, increased 15.7% to
$275.8 million from $238.4 million a year ago.  All of the Steel Group's market segments, except aerospace, were stronger than the weak first quarter of 2002.
Sales to automotive and general industrial customers in the first quarter of
2003 increased 8.9% and 45.7%, respectively, compared to the same period a year ago.  Sales to bearing customers increased 9.5% in the first quarter of 2003, compared to the first quarter of 2002.  First quarter 2003 oil country sales more than doubled from the same period a year ago, although these sales represent a small percentage of Steel Group sales.  Shipments to steel service centers and tool steel customers were better than the first quarter of 2002, but continue to be weak as a result of the low overall industrial production.
The aerospace sector continues to be weak as a majority of the Steel Group demand relates to commercial airline applications.  The company expects auto-
motive steel demand to remain strong for the rest of the year and sales to industrial customers to improve modestly.
Adjusted EBIT for the Steel Group was $6.5 million in the first quarter of 2003, a decrease from $12.1 million in the same period a year ago.  While overall demand was stronger in the first quarter of 2003, the Steel Group experienced significant increases in the costs of raw materials and energy and higher costs for pension and benefits.  Going forward, surcharges and price increases are expected to partially cover the increases in raw material and energy costs.
However, since the surcharges and announced price increases lag behind cost increases, pressure on Steel Group margins is expected to continue in 2003.
The company expects 2003 raw material and energy costs to continue to be high compared to 2002, but expects some reduction from first quarter 2003 levels in the second half of the year.
Selling, administrative and general expenses for the Steel Group in the first quarter of 2003 were comparable to the first quarter of 2002.
Financial Condition and Cash Flows
----------------------------------
Total assets as shown on the Consolidated Condensed Balance Sheets increased by approximately $1.1 billion from December 31, 2002.  The majority of this increase related to the acquisition of Torrington, which was purchased for
$840 million, plus expenses, subject to certain post-closing adjustments.
Inventory balances at the end of the first quarter 2003 increased approximately
51% compared to year-end 2002 levels. Although the Steel Group inventory balance decreased as a result of managing production in accordance with demand and the change in the sales mix between bars and tubing, this was more than offset by the increase in the Automotive and Industrial Groups' inventory balances in the first quarter of 2003.  The increase in these inventories was primarily due to the Torrington acquisition and the impact of currency exchange rate changes.  The March 31, 2003 inventory balance includes a write-up of
$14 million to reflect the fair value of the acquired Torrington inventory.  In addition, Automotive Group inventory levels increased as a result of the

                                                                           20.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)

anticipated changes in customer demand and capacity constraints arising from the manufacturing rationalization.  Accounts receivable have increased by
$242.0 million since December 31, 2002.  The increase is due primarily to the acquisition of Torrington, which accounted for approximately $194 million of the increase.  In addition, the higher sales levels in the first quarter of
2003 as well as the impact of currency contributed to the increased accounts receivable level.
Intangible assets increased $15.4 million from $5.2 million at December 31,
2002, primarily as a result of intangible assets acquired in the Torrington acquisition. Other assets increased by $140.0 million to $260.6 million as of
March 31, 2003 due principally to other assets acquired in the acquisition of
Torrington.  These amounts are based on the preliminary purchase price allocation that will be finalized during 2003 as asset valuations are completed.
The company, prior to the Torrington acquisition, owned equity interests in certain joint ventures.  As part of the Torrington acquisition, several additional equity interests were acquired.  Certain of these equity interests include: Advanced Green Components, LLC, a supplier of forged and machined rings for bearing manufacture; Timken-NSK Bearings (Suzhou) Co. Ltd., a joint venture which positions the company to provide tapered roller bearings from a facility under construction in China; International Components Supply,
Limitada, a joint venture which produces forged and turned steel rings in
Brazil; Bardella Timken Industrial Services, a joint venture which expands the technical services the company provides to rolling mill customers in Brazil;
Torrington Wuxi Bearings Company, a manufacturing joint venture in China; S.E.
SETCO Service Company, a joint venture which repairs and rebuilds machine tool spindles; NRB Bearings Limited, a manufacturing and marketing joint venture in
India; and PEL Technologies, LLC, a joint venture in the United States that has developed a proprietary technology which converts iron units into engineered iron oxides for use in pigments, coatings and abrasives.  The balances related to investments accounted for under the equity method are reflected in other assets in the consolidated condensed balance sheets, which were approximately
$131.6 million and $25.1 million at March 31, 2003 and December 31, 2002, respectively.  Equity investments are reviewed for impairment when circum-
stances (such as lower than expected financial performance or change in strategic direction) indicate that the net book value of the investment may not be recoverable.  If an impairment does exist, the equity investment is written down to its fair value with a corresponding charge to the statement of operations.
Accounts payable and other liabilities increased $92.8 million from
$296.5 million at December 31, 2002 as a direct result of payables assumed in the acquisition of Torrington, as well as timing of payments to suppliers.
Accrued expenses increased from $52.6 million to $279.0 million primarily as a result of amounts assumed in the acquisition of Torrington.
Long-term accrued pension cost and postretirement benefits cost increased by
$30.6 million and $82.0 million, respectively, from $723.2 million and
$411.3 million at December 31, 2002, respectively, primarily due to the additional liability incurred for plans related to active employees as a result of the Torrington acquisition.

                                                                           21.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)

As shown on the Consolidated Condensed Statement of Cash Flows, the increase in inventories used $22.5 million of cash during the first three months of 2003.
The increase in accounts receivable used $54.6 million of cash during the first quarter of 2003.  Also, $10.2 million of cash was used as a result of the increase in other assets.  The increase in other assets relates primarily to the increase in sundry receivables for expenses related to Torrington that will be reimbursed to Timken during the second quarter of 2003.  Accounts payable and accrued expenses generated $54.0 million of cash in the first three months of
2003, primarily as a result of increased payables resulting from Torrington since the date of acquisition and the timing of payments to suppliers.  In addition, accrued expenses were affected by the timing of pension contributions made in the first quarter of 2003, compared to the first quarter of 2002.
Capital expenditures used $23.0 million of cash in the first three months of
2003, compared to $16.5 million in the first quarter of 2002.  The company expects capital expenditures to continue to be higher in 2003 as a result of the Torrington acquisition and new product development.
The 51.4% debt-to-total-capital ratio at March 31, 2003 was higher than the
43.1% at year-end 2002.  Total debt increased by $535.5 million during the first three months, to $996.7 million at March 31, 2003.  The increase was primarily due to the $520 million of debt incurred as a result of the Torrington acquisition.  The components of the debt resulting from the acquisition were:
$250 million of seven-year unsecured notes; $145 million drawn from the new
$500 million five-year senior credit facility; and a $125 million asset securi-
tization facility put in place at the end of 2002 and drawn down in full in connection with the Torrington acquisition, which is now included in short-term debt on the condensed consolidated balance sheet. Proceeds from the acquisition financing were also used to repay outstanding commercial paper at the date of the acquisition.  The remaining increase in debt was used to fund working capital and capital expenditures.  The company expects that any cash require-
ments in excess of cash generated from operating activities will be met by the remaining availability under the senior credit facility.
Under the $500 million senior credit facility, the company has three financial covenants:  consolidated net worth; leverage ratio; and fixed charge coverage ratio.  These financial covenants will become effective for the second quarter ending on June 30, 2003.  At March 31, 2003, the company was in compliance with the covenants under its senior credit facility and its other debt agreements.
The company's contractual debt obligations and contractual commitments outstand-
ing as of March 31, 2003 are as follows (in millions):
                                     Payments Due by Period
                       Total     Less than 1  1-3 years     4-5     After 5
                                    year                   years     years
                      -------    -----------  ---------   -------   -------
Long-term Debt         $628.9          $25.8     $103.7      $8.3    $491.1
Senior Credit Facility $175.0            -          -      $175.0       -
Asset Securitization   $125.0         $125.0        -         -         -
Other Lines of Credit   $67.8          $67.8        -         -         -
Operating Leases        $50.2          $12.2      $18.7      $5.4     $13.9
Supply Agreement        $25.9           $8.5      $12.8      $4.6       -

                                                                           22.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)

The company's capital lease obligations are immaterial.  At March 31, 2003, the company had available $284.3 million through a $500 million five-year senior credit facility with a syndicate of financial institutions.  The availability under the senior credit facility was reduced by $40.7 million in outstanding letters of credit.  The company's previous senior credit facility of
$300 million, which would have expired in June of 2003, was terminated in
February of 2003 in connection with the Torrington acquisition.  Proceeds from the new senior credit facility were also used to repay commercial paper outstanding as of the acquisition date.  The company is also the guarantor of
$27.5 million in debt for Pel Technologies, LLC, an equity investment of the company, and also guarantees the operating lease of a subsidiary's warehouse facility.  This obligation was $16.5 million at March 31, 2003.  In connection with the Ashland plant sale in 2002, the company entered into a $25.9 million four-year supply agreement, which expires on June 30, 2006.
Total shareholders' equity increased by approximately $332 million since
December 31, 2002, primarily the result of the issuance of 22 million shares valued at approximately $320 million to finance the Torrington acquisition.
Other significant factors affecting shareholders' equity were an increase in net income of $11.3 million, a favorable non-cash foreign currency translation adjustment of $9.1 million and the payment of $8.3 million in dividends. The first quarter of 2003 shareholders' equity was positively impacted by the effect of currency exchange rates, primarily due to the strength of the Euro.
During the first quarter of 2003, the company did not purchase any shares of its common stock to be held in treasury as authorized under the company's 2000 common stock purchase plan.  This plan authorizes the company to buy in the open market or in privately negotiated transactions up to four million shares of common stock, which are to be held as treasury shares and used for specified purposes. The company may exercise this authorization until December 31, 2006.
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
Related translation adjustments are reflected as a separate component of accumulated other comprehensive loss.  Foreign currency gains and losses resulting from transactions and the translation of financial statements are included in the consolidated results of operations.
Foreign currency exchange losses included in the company's operating results for the first quarter of 2003 totaled $0.4 million, compared to $0.6 million in the same year-ago period.  Also, for the first three months of 2003, the company recorded a positive non-cash foreign currency translation adjustment of
$9.1 million that increased shareholders' equity, compared to a negative non-
cash foreign currency translation adjustment of $2.4 million that reduced shareholders' equity in the first three months of 2002.  The first quarter of
2003 was positively impacted by the effect of currency exchange rates,

                                                                           23.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)

primarily the strength of the Euro.
On April 15, 2003, the board of directors declared a quarterly cash dividend of $0.13 per share, payable June 3, 2003 to shareholders of record as of
May 16, 2003.  This will be the 324th consecutive dividend paid on the common stock of the company.
Recent Accounting Pronouncements
--------------------------------
In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies
Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for
Certain Employee Termination Benefits and Other Costs to Exit an Activity
(including Certain Costs Incurred in a Restructuring)."  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.  Under EITF Issue No. 94-3, a liability for an exit cost was recog-
nized at the date of an entity's commitment to an exit plan.  SFAS No. 146 is effective for exit and disposal activities that are initiated after
December 31, 2002.  SFAS No. 146 has no effect on charges recorded for exit activities begun prior to this date.  The company does not expect the adoption of this statement to have a material effect on its consolidated financial position or results of operations.
In November 2002, the FASB issued Interpretation No. 45, "Guarantor's
Accounting and Disclosure Requirements for Guarantees, Including Indirect
Guarantees of Indebtedness of Others" (the Interpretation). The Interpretation's
disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.  The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The Interpretation requires certain guarantees to be recorded at fair value.  The guarantor's previous accounting for guarantees issued prior to the date of initial application should not be revised or restated.
In January 2003, the FASB issued Interpretation No. 46, "Consolidation of
Variable Interest Entities."  In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or
(b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both.
The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to pre-existing entities in the first fiscal year or interim period beginning after June 15, 2003.  Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  Implementation of Interpre-
tation 46 may require the company to consolidate certain equity investments.

                                                                           24.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)

The company is currently evaluating the impact of Interpretation 46 on the financial statements of the company.
Certain statements set forth in this document (including the company's forecasts, beliefs and expectations) that are not historical in nature are
"forward-looking" statements within the meaning of the Private Securities
Litigation Reform Act of 1995. The company cautions readers that actual results may differ materially from those projected or implied in forward-looking statements made by or on behalf of the company due to a variety of important factors, such as:
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
d)  competitive factors, including changes in market penetration, increasing price competition by existing or new foreign and domestic competitors, the introduction of new products by existing and new competitors and new tech-
    nology that may impact the way the company's products are sold or distributed.
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

                                                                           25.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)

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
i)  additional factors described in greater detail in the company's Registration
    Statement and included Prospectus Supplement dated February 12, 2003 relating to the offering of the company's 5.75% notes due 2010 in the company's Annual Report on Form 10-K for the year ended December 31, 2002 and in the company's Annual Report.
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

                                                                          26.
Part I

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
          Refer to information appearing under the caption "Management's
          Discussion and Analysis of Financial Condition and Results of
          Operations" on Page 15-24 of this Form 10-Q.

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
         (b).  Changes in internal controls.  Subsequent to the date of their evaluation, there have not been any significant changes in the company's internal controls or in other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies or material weaknesses.

                                                                          27.
Part II.  OTHER INFORMATION
Item 1.  Legal Proceedings
          The company is normally involved in various claims and legal actions arising in the ordinary course of its business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the company's consolidated financial position or results of operations.
Item 2.  Changes in Securities
          (a)  On February 11, 2003, the company sold 12,650,000 shares of its common stock in a registered public offering at an aggregate offering price of $188,485,000, with an aggregate underwriting discount of $8,475,500. Merrill Lynch & Co., J.P. Morgan
               Securities Inc. and Morgan Stanley & Co. Incorporated acted as representatives of the several underwriters.
          (b)  On February 12, 2003, the company sold $250,000,000, aggregate principal amount, of its 5.75% Notes due 2010 in a registered public offering at an aggregate offering price of $248,570,000, with an aggregate underwriting discount of $1,625,000. Banc of
               America Securities LLC, Merrill Lynch & Co., and Morgan Stanley
               & Co. Incorporated acted as principal underwriters of this debt offering.
          (c)  Between January 1, 2003 and March 31, 2003, the trustee of the
               Timken Share Incentive Plan (the "Plan"), established and
               administered in accordance with the laws of England and Wales, purchased 1,917 shares of the company's common stock in the open market on behalf of persons not resident in the United States who are employed by subsidiaries of the company.  The purchases were made in reliance on the off-shore nature of the offering for an aggregate consideration of $20,608.51.
Item 4.  Submission of Matters to a Vote of Security Holders
          The Board of Directors recommended at the 2003 Annual Meeting of
          Shareholders of The Timken Company held on April 15, 2003 that the five individuals set forth below be Directors in Class II to serve a term of three years expiring at the Annual Meeting in 2006 (or until their respective successors are elected and qualified).
                                     Affirmative          Withheld
          Stanley C. Gault            56,608,674          1,058,826
          Joseph W. Ralston           56,619,254          1,048,246
          John M. Timken, Jr.         47,763,689          9,903,811
          W.R. Timken, Jr.            49,489,975          8,177,525
          Jacqueline F. Woods         55,334,425          2,333,075
Item 5.  Other Information
          Not applicable.

                                                                          28.

Item 6.  Exhibits and Reports on Form 8-K
         (a)   Exhibits
               10    The Timken Company Director Deferred Compensation Plan
                     Election Agreement
               11    Computation of Per Share Earnings
               12    Computation of Ratio of Earnings to Fixed Charges
               99.1  Certification Pursuant to 18 U.S.C. Section 1350, As
                     Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
                     of 2002 signed on May 15, 2003 by the Chief Executive
                     Officer and President and the Executive Vice President -
                     Finance and Administration
         (b)    Reports on Form 8-K:
                On April 30, 2003, the company filed a Form 8-K regarding
                Results of Operations and Financial Condition, which contained information regarding the company's reorganization of its
                Automotive and Industrial Groups.  No financial statements were filed.
                On April 28, 2003, the company filed a Form 8-K regarding
                Results of Operations and Financial Condition, which contained a press release announcing the company's first quarter results.
                On March 11, 2003, the company filed a Form 8-K regarding Other
                Events and Regulation FD disclosure, which contained a press release announcing that the company will conduct a slide
                presentation during the Salomon Smith Barney Industrial
                Conference on March 11, 2003.  No financial statements were filed.
                On February 18, 2003, the company filed a Form 8-K regarding
                Acquisition or Disposition of Assets, which contained
                information regarding the company's completion of the
                acquisition of the Engineered Solutions Business of Ingersoll-
                Rand Company Limited.  Financial statements for the company and the Engineered Solutions business of Ingersoll-Rand Company
                Limited were incorporated by reference into this Form 8-K.
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

                                                                          29.

Item 6.  Exhibits and Reports on Form 8-K (continued)
         (b)    Reports on Form 8-K:
                On February 7, 2003, the company filed a Form 8-K regarding
                Other Events, which contained information regarding the
                company's pending acquisition of the Engineered Solutions
                business of Ingersoll-Rand Company Limited.  Audited combined financial statements of Ingersoll-Rand Engineered Solutions
                Business for the years ended December 31, 2002, 2001 and 2000 were filed.
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

                                                                           30.
                            SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of
1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             The Timken Company
                                  _______________________________________

Date      May 15, 2003             BY   /s/ James W. Griffith
      ________________________    _______________________________________
                                   James W. Griffith,
                                   President and Chief Executive Officer

          May 15, 2003             BY   /s/ Glenn A. Eisenberg
      ________________________    _______________________________________
                                   Glenn A. Eisenberg
                                   Executive Vice President - Finance and
                                   Administration, (Principal Financial
                                   Officer)

                                CERTIFICATIONS                            31.
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
    Date:  May 15, 2003                 BY   /s/ James W. Griffith
                                        ______________________________________
                                        James W. Griffith,
                                        President and Chief Executive Officer

I, Glenn A. Eisenberg, certify that:                                       32.
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
    Date:  May 15, 2003                 BY   /s/ Glenn A. Eisenberg
                                        ______________________________________
                                        Glenn A. Eisenberg
                                        Executive Vice President - Finance and
                                        Administration