Form 10-Q
period 2003-06-30
TIMKEN CO
filed 2003-08-14
CIK 98362

                                                                           1.
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.   20549
                                   FORM 10Q
   [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended June 30, 2003
                                      or
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
   Common shares outstanding at July 31, 2003, 85,566,821.

PART I.  FINANCIAL INFORMATION                                             2.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
                                                          June 30       Dec 31
                                                           2003         2002
ASSETS                                                 ----------    ----------
Current Assets                                          (Thousands of dollars)
Cash and cash equivalents...........................      $52,445       $82,050
Accounts receivable, less allowances,
(2003-$19,217; 2002-$14,386)........................      610,690       361,316
Deferred income taxes...............................       34,510        36,003
Inventories (Note 4) ...............................      744,352       488,923
                                                       ----------    ----------
          Total Current Assets......................    1,441,997       968,292
Property, plant and equipment.......................    3,440,993     2,945,076
 Less allowances for depreciation...................    1,790,866     1,718,832
                                                       ----------    ----------
                                                        1,650,127     1,226,244
Goodwill............................................      192,800       129,943
Intangible pension asset............................      128,386       129,042
Intangible assets (Note 10).........................      107,537         5,217
Deferred income taxes...............................      169,122       169,051
Other assets........................................      311,534       120,567
                                                       ----------    ----------
      Total Assets..................................   $4,001,503    $2,748,356
                                                       ==========    ==========
LIABILITIES
Current Liabilities
Accounts payable and other liabilities..............     $512,012      $296,543
Short-term debt and commercial paper................      272,884       111,134
Accrued expenses....................................      281,372       226,393
                                                       ----------    ----------
          Total Current Liabilities.................    1,066,268       634,070
Noncurrent Liabilities
Long-term debt (Note 5) ............................      744,523       350,085
Accrued pension cost................................      699,430       723,188
Accrued postretirement benefits cost................      494,083       411,304
Other noncurrent liabilities........................       26,273        20,623
                                                       ----------    ----------
          Total Noncurrent Liabilities..............    1,964,309     1,505,200
Shareholders' Equity (Note 7)
Common stock........................................      632,607       310,317
Earnings invested in the business...................      760,330       764,446
Accumulated other comprehensive loss................     (422,011)     (465,677)
                                                       ----------    ----------
          Total Shareholders' Equity................      970,926       609,086
      Total Liabilities and Shareholders' Equity....   $4,001,503    $2,748,356
                                                       ==========    ==========

PART I.  FINANCIAL INFORMATION Continued                                   3.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
                                                                   Six Months Ended             Three Months Ended
                                                                 June 30       June 30         June 30        June 30
                                                                  2003          2002            2003          2002
                                                               ----------    ----------      ----------    ----------
                                                                   (Thousands of dollars, except per share data)
Net sales...................................................   $1,828,260    $1,276,586        $990,253      $660,829
Cost of products sold.......................................    1,539,925     1,033,643         832,184       536,528
                                                               ----------    ----------      ----------    ----------
   Gross Profit.............................................      288,335       242,943         158,069       124,301
Selling, administrative and general expenses................      240,468       178,997         135,197        93,005
Impairment and restructuring charges (Note 8)...............          853        17,283             853        14,226
                                                               ----------    ----------      ----------    ----------
   Operating Income.........................................       47,014        46,663          22,019        17,070
Interest expense............................................      (23,275)      (15,924)        (13,114)       (7,889)
Interest income.............................................          418           697             208           317
Other income (expense)......................................        1,276        (9,075)         (2,578)       (1,607)
                                                               ----------    ----------      ----------    ----------
   Income Before Income Taxes and Cumulative
     Effect of Change in Accounting Principle.........             25,433        22,361           6,535         7,891
Provision for income taxes (Note 6)................                10,173         9,213           2,614         3,931
                                                               ----------    ----------      ----------    ----------
   Income Before Cumulative Effect of Change in Accounting
     Principle..............................................   $   15,260    $   13,148      $    3,921    $    3,960
Cumulative effect of change in accounting principle (net of
  income tax benefit of $7,786).............................         -           12,702            -              -
                                                               ----------    ----------      ----------    ----------
Net Income .................................................   $   15,260    $      446      $    3,921    $    3,960
                                                               ==========    ==========      ==========    ==========
 Earnings Per Share:
 Income before cumulative effect of change in
   accounting principle............................                $ 0.19        $ 0.22          $ 0.05        $ 0.07
 Cumulative effect of change in accounting principle               $  -          $(0.21)         $  -          $  -
 Earnings Per Share*...............................                $ 0.19        $ 0.01          $ 0.05        $ 0.07
 Earnings Per Share - assuming dilution:
 Income before cumulative effect of change in
   accounting principle............................                $ 0.19        $ 0.22          $ 0.05        $ 0.07
 Cumulative effect of change in accounting principle               $  -          $(0.21)         $  -          $  -
 Earnings Per Share - assuming dilution**..........                $ 0.19        $ 0.01          $ 0.05        $ 0.07
 Dividends Per Share...............................                $ 0.26        $ 0.26          $ 0.13        $ 0.13
                                                               ==========    ==========      ==========    ==========
*  Average shares outstanding...............................   79,198,167    60,092,322      85,520,667    60,239,065
** Average shares outstanding - assuming dilution...........   79,402,600    60,732,056      85,760,495    61,038,029

PART I.  FINANCIAL INFORMATION Continued                                   4.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                              Six Months Ended
Cash Provided (Used)                                        June 30     June 30
                                                             2003        2002
                                                           --------    --------
OPERATING ACTIVITIES                                      (Thousands of dollars)
Net income ............................................... $ 15,260    $    446
Adjustments to reconcile net income to net cash
provided by operating activities:
 Cumulative effect of accounting change...................      -        12,702
 Depreciation and amortization............................   88,952      73,855
 Gain on disposals of property, plant and equipment.......   (1,954)     (3,939)
 Provision for deferred income taxes......................    3,892      24,033
 Stock issued in lieu of cash to employee benefit plans...    2,280       5,416
 Non-cash impact of changes in impairment and
  restructuring charges - net.............................      -        (9,071)
 Changes in operating assets and liabilities:
  Accounts receivable.....................................  (39,164)    (69,329)
  Inventories.............................................  (18,749)    (23,465)
  Other assets............................................   (4,163)    (17,304)
  Accounts payable and accrued expenses...................    1,414      27,243
  Foreign currency translation............................   (9,723)      3,732
                                                           --------     -------
   Net Cash Provided by Operating Activities..............   38,045      24,319
INVESTING ACTIVITIES
 Capital expenditures.....................................  (51,707)    (34,897)
 Proceeds from disposals of property, plant and equipment.   12,078       5,726
 Other ...................................................   (1,054)     12,483
 Acquisitions............................................. (718,952)*    (6,751)
                                                           --------     -------
   Net Cash Used by Investing Activities.................. (759,635)    (23,439)
FINANCING ACTIVITIES
 Cash dividends paid to shareholders......................  (19,376)    (15,640)
 Issuance of common stock for acquisition.................  180,010*        -
 Accounts receivable securitization financing.............  125,000         -
 Payments on long-term debt...............................  (49,222)     (1,727)
 Proceeds from issuance of long-term debt.................  424,957         304
 Short-term debt activity - net...........................   28,540      13,106
                                                           --------    --------
   Net Cash Provided (Used) by Financing Activities.......  689,909      (3,957)
Effect of exchange rate changes on cash...................    2,076         779
Decrease in Cash and Cash Equivalents.....................  (29,605)     (2,298)
Cash and Cash Equivalents at Beginning of Period..........   82,050      33,392
                                                           --------    --------
Cash and Cash Equivalents at End of Period................ $ 52,445    $ 31,094
                                                           ========    ========
*  Excluding $140 million of common stock (9,395,973 shares) issued to
   Ingersoll-Rand Company, in conjunction with the acquisition.

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                         5.
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
The effect on net income (loss) and earnings per share as if the company had applied the fair value recognition provisions of SFAS No. 123 is as follows:
                                 Six months ended        Three months ended
                                      June 30                   June 30
                                2003          2002        2003           2002
                              --------      --------    --------      --------
(Thousands of dollars)
Net income, as reported       $ 15,260      $    446    $  3,921      $  3,960
Add:  Stock-based employee
  compensation expense, net
  of related taxes                 864           244         413           190
Deduct:  Total stock-based
  employee compensation
  expense determined under
  fair value based methods
  for all awards, net of
  related tax effects           (2,798)       (2,561)     (1,581)       (1,634)
                              --------      --------    --------      --------
Pro forma net income (loss)   $ 13,326      $ (1,871)    $ 2,753      $  2,516
                              ========      ========    ========      ========
Earnings per share:
  Basic and diluted -
    as reported                  $0.19        $(0.01)      $0.05         $0.07
  Basic and diluted -
    pro forma                    $0.17        $(0.03)      $0.03         $0.04
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
The purchase price has been allocated to assets acquired and liabilities assumed based on estimated fair market values at the date of acquisition.  The purchase price allocation is preliminary and further adjustments will be made upon completion of the final valuation studies and integration initiatives implemented by the company.  The company continues to evaluate possible plant rationalizations for sites that it acquired in the Torrington acquisition.
In March 2003, the company announced the planned closing of its plant in
Darlington, England within eight to twelve months.  In July 2003, the company announced that it will close its plant in Rockford, Illinois within three to five months.  In August 2003, the company announced it is exploring strategic alternatives for its Standard Plant in Torrington, Connecticut.
The table below reflects unaudited pro forma results of the company and
Torrington as if the acquisition had taken place at the beginning of the periods presented, after giving effect to certain adjustments, including the amorti-
zation of intangible assets, interest expense on acquisition debt, depreciation of fixed assets, employee benefits and income tax effects.  Unaudited pro forma earnings for each quarter presented include higher than normal cost of products sold resulting from the one-time write-up of acquired inventories required by the purchase accounting rules.  This charge decreased earnings per share by approximately $0.05 for the six months ended June 30, 2003 and 2002, respectively, based on the preliminary asset valuation.  No effect has been given to operating synergies in this presentation.  These pro forma amounts do not purport to be indicative of the results that would have been obtained if the acquisition had occurred as of the beginning of the periods presented or that may be obtained in the future:

                                 Six months ended
                                      June 30
                                2003          2002
                              ----------    ----------
(Amounts in thousands, except per share data)
Net sales                     $1,979,503    $1,886,791
Income before cumulative
  effect of change in
  accounting principle             8,408        28,797
Net income                    $    8,408    $   16,095
Earnings per share:
 Basic and diluted:
  Income before cumulative
    effect of change in
    accounting principle      $     0.11    $     0.35
  Cumulative effect of
    change in accounting
    principle                        -           (0.15)
                              ----------    ----------
 Earnings per share -
   basic and diluted          $     0.11    $     0.20

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                         7.
Continued
Note 4 -- Inventories                                      June 30    Dec 31
                                                            2003       2002
                                                          --------   ---------
                                                         (Thousands of dollars)
Finished products                                         $349,649    $210,945
Work-in-process and raw materials                          351,340     243,485
Manufacturing supplies                                      43,363      34,493
                                                          --------    --------
                                                          $744,352    $488,923
                                                          ========    ========
An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.
Accordingly, interim LIFO calculations must necessarily be based on manage-
ment's estimates of expected year-end inventory levels and costs.  Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.
                                                            June 30    Dec 31
                                                             2003       2002
Note 5 -- Long-term Debt                                   --------   --------
                                                         (Thousands of dollars)
State of Ohio Pollution Control Revenue Refunding Bonds,
   maturing on June 1, 2033.  The variable interest
   rate is tied to the bank's tax exempt weekly interest
   rate.  The rate at June 30, 2003 is 1.00%.             $ 17,000     $  -
State of Ohio Pollution Control Revenue Refunding Bonds,
   maturing on July 1, 2003.  The variable interest rate
   is tied to the bank's tax exempt weekly interest rate.     -         17,000
State of Ohio Water Development Revenue Refunding
   Bond, maturing on May 1, 2007.  The variable interest
   rate is tied to the bank's tax exempt weekly interest
   rate. The rate at June 30, 2003 is 1.00%.                 8,000       8,000
State of Ohio Air Quality Bond, maturing on November 1,
   2025.  The variable interest rate is tied to the
   bank's tax exempt weekly interest rate.  The rate at
   June 30, 2003 is 1.00%.                                   9,500       9,500
State of Ohio Water Development Revenue Refunding Bonds,
   maturing on November 1, 2025.  The variable interest
   rate is tied to the bank's tax exempt weekly interest
   rate.  The rate at June 30, 2003 is 1.00%.               12,200      12,200
State of Ohio Water Development Authority Solid Waste
   Revenue Bonds, maturing on July 1, 2032.  The
   variable interest rate is tied to the bank's tax
   exempt weekly interest rate.  The rate at
   June 30, 2003 is 1.05%.                                  24,000      24,000
Fixed Rate Medium-Term Notes, Series A, due at various
   dates through May, 2028, with interest rates ranging
   from 6.20% to 7.76%.                                    292,000     292,000

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                         8.
Continued
Note 5 -- Long-term Debt and Other Financing Arrangements (continued)
                                                           June 30    Dec 31
                                                            2003       2002
                                                          --------   ---------
                                                         (Thousands of dollars)
Senior credit facility, maturing on December 31,
   2007.  The variable interest rate is LIBOR plus
   1.5%.  The rate at June 30, 2003 is 2.84%.              125,000        -
Unsecured notes, maturing on February 15, 2010,
   with a fixed interest rate of 5.75%.                    250,000        -
Fixed rate credit facility with Citic Industrial
   Bank, due at various dates through July 2004,
   with interest rates ranging from 4.54% to 5.84%.          8,298       5,455
Other                                                        9,629       5,711
                                                          --------    --------
                                                           755,627     373,866
Less:  Current Maturities                                   11,104      23,781
                                                          --------    --------
                                                          $744,523    $350,085
                                                          ========    ========
On December 19, 2002, the company entered into an Accounts Receivable
Securitization financing agreement (Asset Securitization), which provides for borrowings up to $125 million, limited to certain borrowing base calculations, and is secured by certain trade receivables.  Under the terms of the Asset
Securitization, the company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly owned consolidated subsidiary, that in turn uses the trade receivables to secure the borrowings, which are funded through a vehicle that issues commercial paper in the short-
term market.  As of June 30, 2003, there was $125 million outstanding on this facility, and no payments have been made.  This balance is reflected on the company's consolidated condensed balance sheet as of June 30, 2003 in short-
term debt and commercial paper.  The yield on the commercial paper, which is the commercial paper rate plus program fees, is considered a financing cost, and is included in interest expense on the consolidated statements of operations.  This rate was 1.74% at June 30, 2003.
Under the $500 million senior credit facility, the company has three financial covenants:  consolidated net worth; leverage ratio; and fixed charge coverage ratio.  At June 30, 2003, the company was in compliance with the covenants under its senior credit facility and its other debt agreements.
Prior to June 30, 2003, the company delivered the necessary funds to the bond trustee to pay principle and interest on the outstanding $17 million of State of
Ohio Pollution Control Revenue Refunding Bonds (series 1999), which matured on
July 1, 2003.  Therefore, as of the end of the second quarter of 2003, these bonds were legally defeased or nullified.  On June 27, 2003, the company closed on a bond issuance of $17 million in State of Ohio Pollution Control Revenue
Refunding Bonds (series 2003), which matures on June 1, 2033.  The series 2003 bonds are included in long-term debt in the company's balance sheet as of
June 30, 2003.
Note 6 -- Income Tax Provision        Six Months Ended     Three Months Ended
                                     June 30     June 30   June 30     June 30
                                      2003        2002      2003        2002
                                    --------    --------  --------    --------
                 U.S.                         (Thousands of dollars)
                    Federal          $    73     $ 5,876   $(3,931)    $ 1,657
                    State & Local        328       1,137      (299)        408
                 Foreign               9,772       2,200     6,844       1,866
                                     -------     -------   -------     -------
                                     $10,173     $ 9,213   $ 2,614     $ 3,931
                                     =======     =======   =======     =======
Taxes provided exceeded the U.S. statutory rate primarily due to losses at certain foreign operations in which the realization of the tax benefit of these losses is more than likely not to occur and taxes paid to state and local jurisdictions.

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)
Continued                                                                  9.
                                                  June 30   Dec 31
Note 7 -- Shareholders' Equity                     2003      2002
                                                 --------  --------
Class I and Class II serial preferred stock    (Thousands of dollars)
without par value:
   Authorized -- 10,000,000 shares each class
   Issued - none                                 $   -     $   -
Common Stock without par value:
   Authorized -- 200,000,000 shares
   Issued (including shares in treasury)
      2003 - 85,569,989 shares
      2002 - 63,451,916 shares
   Stated Capital                                  53,064    53,064
   Other paid-in capital                          579,607   257,992
Less cost of Common Stock in treasury
      2003 - 3,575 shares
      2002 - 40,074 shares                            (64)     (739)
                                                 --------  --------
                                                 $632,607  $310,317
                                                 ========  ========

An analysis of the change in capital and earnings invested in the business is as follows:
                                               Common Stock       Earnings   Accumulated
                                                        Other     Invested      Other
                                              Stated   Paid-In     in the   Comprehensive   Treasury
                                             Capital   Capital    Business      Loss         Stock       Total
                                             -------   --------   --------    ----------    --------   ----------
                                                                    (Thousands of dollars)
Balance December 31, 2002                    $53,064   $257,992   $764,446     ($465,677)      ($739)    $609,086
Net Income                                                          15,260                                 15,260
Foreign currency translation adjustment                                           42,113                   42,113
Change in fair value of derivative financial
  instruments, net of reclassifications
  (net of income tax of $299)                                                      1,553                    1,553
                                                                                                        ----------
Total comprehensive income                                                                                 58,926
Dividends  - $0.26 per share                                       (19,376)                               (19,376)
Issuance of 36,499 shares from treasury
  and 72,100 shares from authorized related
  to stock option and employee benefit plans              1,605                                  675        2,280
Issuance of 22,045,973 shares from authorized
  to finance the Torrington acquisition                 320,010                                           320,010
                                             -------   --------   --------    ----------    --------   ----------
Balance June 30, 2003                        $53,064   $579,607   $760,330     ($422,011)       ($64)    $970,926
                                             =======   ========   ========    ==========    ========   ==========
The total comprehensive income (loss) for the three months ended June 30, 2003 and 2002 was $39,353,000 and
$9,387,000 respectively.  Total comprehensive loss for the six months ended June 30, 2002 was $17,713,000.

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         10.
Continued
Note 8 -- Integration, Impairment and Restructuring Charges
In April 2001, the company announced a strategic global refocusing of its manufacturing operations (MSI) to establish a foundation for accelerating the company's growth initiatives.  This second phase of the company's transformation included creating focused factories for each product line or component, replacing specific manufacturing processes with state-of-the-art processes through the company's global supply chain, rationalizing production to the lowest total cost plants in the company's global manufacturing system and implementing lean manufacturing process redesign.  The company closed its bearing plants in Columbus, Ohio and Duston, England, sold its tooling plant in
Ashland, Ohio, and reduced employment by 1,824 associates by the end of 2002.
To implement the MSI initiatives during 2001 and 2002, the company incurred
$107.4 million in cumulative impairment, restructuring and reorganization charges related to MSI and salaried workforce reduction programs.
Impairment and restructuring charges for both the three and six months ended
June 30, 2003 totaled $0.9 million and represented severance for eight former
Timken associates in the Industrial Group and corporate information technology.
As of June 30, 2003, the majority of the remaining accrual balance was paid.
The company continues to evaluate its cost structure and it may take further rationalization actions in the future.
In the second quarter of 2003, the company incurred total pretax integration and reorganization charges of $14.8 million, of which $11.4 million relates to the acquisition of Torrington and $3.4 million is the result of the Duston, England plant closure.  Of this amount, $6.6 million was reported in the company's cost of products sold and $8.2 million was reported in selling, administrative and general expenses.  Reorganizaiton charges for the quarter ended June 30, 2002 totaled $4.8 million classified as cost of products sold ($2.8 million) and selling, administrative and general expenses ($2.0 million).
For the six months ended June 30, 2003, the company incurred total pretax integration and reorganization charges of $23.8 million, of which $20.4 million relates to the acquisition of Torrington and $3.4 million is the result of the
Duston, England plant closure.  Of this amount, $10.3 was reported in the company's cost of products sold and $13.5 was reported in selling, admini-
strative and general expenses.  Reorganization charges for the six months ended
June 30, 2002 totaled $9.9 million, classified as cost of products sold
($5.1 million) and selling, administrative and general expense ($4.8 million).
During the second quarter of 2003, the company reached agreement with a former joint venture partner in China, whereby a restructuring severance accrual was reversed as payments were not required to be made.  Accordingly, the company reversed the remaining accrual of $0.9 million to income in the second quarter of 2003.
For the three months ended June 30, 2002, the company incurred impairment and restructuring charges of $14.2 million.  Impaired asset charges for the Duston plant closure in the Automotive Group totaled $12.0 million.  SFAS No. 88 and
106 curtailments related to certain Ashland plant associates totaled
$1.7 million.  The majority of the $0.9 million of restructuring charges for the
Automotive Group related to the Duston plant closure.  The majority of the
$0.6 million of restructuring charges for the Industrial Group related to the
Columbus plant closure.  The reversal of separation costs totaled ($1.0) million and related to associates who were previously included in the severance accrual but for whom severance was not paid as these associates subsequently retired or found other employment.

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         11.
Continued
Note 8 -- Integration, Impairment and Restructuring Charges (continued)
For the six months ended June 30, 2002, the company incurred impairment and restructuring charges of $17.3 million.  Impaired asset charges for the Duston plant closure in the Automotive Group totaled $13.0 million.  SFAS No. 88 and
106 curtailments related to certain Ashland plant associates totaled
$1.7 million.  The majority of the $1.8 million of restructuring charges for the
Automotive Group related to the Duston plant closure.  The majority of the
$1.1 million of restructuring charges for the Industrial Group related to the
Columbus plant closure.  The reversal of separation costs totaled ($1.0) million and related to associates who were previously included in the severance accrual but for whom severance was not paid as these associates subsequently retired or found other employment.  Impaired asset charges for the Duston plant closure in the Industrial Group totaled $0.5 million.  The Steel Group restructuring charges totaled $0.2 million.

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         12.
Continued
Note 9 -- Segment Information
With the acquisition of Torrington, the company reorganized two of its reportable segments - the Automotive and Industrial Groups. Timken's automotive aftermarket business is now part of the Industrial Group, which is managing the combined distribution operations. The company's sales to emerging markets, principally in central and eastern Europe and Asia, previously were reported as part of the Industrial Group. In the first quarter of 2003, emerging market sales to automotive original equipment manufacturers are now included in the
Automotive Group. The primary measurement used by management to measure the financial performance of each Group is adjusted EBIT (earnings before interest and taxes excluding special items such as restructuring, reorganization and integration costs, one-time gains or losses on sales of assets and allocated payments received under the Continued Dumping and Subsidy Offset Act (CDSOA)).
The segment results that follow for both 2003 and 2002 reflect the reporting reorganization described above.
(Thousands of Dollars)                   Six Months Ended     Three Months Ended
                                        June 30    June 30    June 30   June 30
                                          2003       2002       2003      2002
Automotive Group                        --------   --------   --------  --------
 Net sales to external customers       $674,654   $379,451   $376,525  $196,053
 Depreciation and amortization           30,104     17,193     17,403     8,619
 EBIT, as adjusted                       15,857      7,494      6,989        35
Industrial Group
 Net sales to external customers       $694,543   $484,420   $389,580  $251,182
 Intersegment sales                         346       -           154      -
 Depreciation and amortization           26,067     22,782     13,927    11,521
 EBIT, as adjusted                       48,388     31,070     30,578    19,990
Steel Group
 Net sales to external customers       $459,063   $412,715   $224,148  $213,594
 Intersegment sales                      73,556     81,032     32,692    41,759
 Depreciation and amortization           32,781     33,880     16,357    16,953
 EBIT, as adjusted                        3,783     26,687     (2,747)   14,568
Profit Before Taxes
 Total EBIT, as adjusted, for reportable
   segments                              68,028     65,251     34,820    34,593
 Impairment and restructuring charges      (853)   (17,283)      (853)  (14,226)
 Integration/Reorganization expenses    (23,831)    (9,866)   (14,768)   (4,822)
 Gain (loss) on sale of assets            3,107       -        (2,340)     -
 CDSOA repayment                         (2,808)      -        (2,808)     -
 Acquisition-related unrealized
  currency exchange gains                 1,930       -         1,930      -
 Prior restructuring accrual reversal       942       -           942      -
 Interest expense                       (23,275)   (15,924)   (13,114)   (7,889)
 Interest income                            418        697        208       317
 Intersegment adjustments                 1,775       (514)     2,518       (82)
                                       --------   --------   --------  --------
 Income before income taxes and
  cumulative effect of change in
  accounting principle                 $ 25,433   $ 22,361   $  6,535  $  7,891
                                       ========   ========   ========  ========

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         13.
Continued
Note 10 - Intangible Assets
The changes in the carrying amount of goodwill and indefinite lived intangible assets for the six months ended June 30, 2003 are as follows:
(Thousands of Dollars)            Balance                              Balance
                                  12/31/02   Acquisition    Other      6/30/03
                                 ---------   -----------   -------    ---------
Goodwill:
Automotive                       $   1,633   $  55,954     $ 3,204   $   60,791
Industrial                         119,440       1,710       1,439      122,589
Steel                                8,870         -           550        9,420
                                 ---------   ----------    --------   ---------
                                 $ 129,943   $  57,664     $ 5,193    $ 192,800
                                 =========   ==========    ========   =========
The following table displays intangible assets as of June 30, 2003 and
December 31, 2002:
(Thousands of Dollars)                      As of June 30, 2003
                                     ----------------------------------
                                      Gross                       Net
                                     Carrying    Accumulated   Carrying
                                      Amount     Amortization   Amount
                                     --------    ------------  --------
Amortized intangible assets:
Automotive customer relationships    $ 29,503     $    (1,877) $ 27,626
Automotive unpatented technology       11,616            (387)   11,229
Automotive technology use              10,652            (363)   10,289
Automotive patents                      8,784            (307)    8,477
Automotive engineering drawings         2,400            (188)    2,212
Automotive trademarks                     321            (137)      184
Industrial customer relationships    $ 16,992     $      (283) $ 16,709
Industrial unpatented technology        7,744            (258)    7,486
Industrial patents                      5,856            (204)    5,652
Industrial land use rights              3,685            (192)    3,493
Industrial engineering drawings         1,600            (125)    1,475
Industrial trademarks                     258            (114)      144
Industrial know-how transfer              417            (355)       62
Steel trademarks                     $    428     $       (93) $    335
                                     --------     -----------  --------
                                     $100,256     $    (4,883) $ 95,373
                                     ========     ===========  ========
Unamortized intangible assets:
Goodwill                             $192,800     $       -    $192,800
Automotive trade names               $  7,047     $       -    $  7,047
Automotive land use rights                110             -         110
Automotive technology use                 580             -         580
Automotive patents                         70                        70
Industrial trade names               $  3,402     $       -    $  3,402
Industrial license agreements             955             -         955
                                     --------     -----------  --------
                                     $204,964     $       -    $204,964
                                     ========     ===========  ========
Total Intangible Assets              $305,220     $    (4,883) $300,337
                                     ========     ===========  ========

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         14.
Continued
Note 10 - Intangible Assets (continued)
                                          As of December 31, 2002
                                     ----------------------------------
                                      Gross                       Net
                                     Carrying    Accumulated   Carrying
                                      Amount     Amortization   Amount
                                     --------    ------------  --------
Amortized intangible assets:
Industrial trademarks                $    712     $      (213) $    499
Industrial land use rights              4,484            (905)    3,579
Industrial know-how transfer              417            (341)       76
                                     --------     -----------  --------
                                     $  5,613     $    (1,459) $  4,154
                                     ========     ===========  ========
Unamortized intangible assets:
Goodwill                             $129,943     $       -    $129,943
Automotive land use rights                112             -         112
Industrial license agreements             951             -         951
                                     --------     -----------  --------
                                     $131,006     $       -    $131,006
                                     ========     ===========  ========
Total Intangible Assets              $136,619     $    (1,459) $135,160
                                     ========     ===========  ========
Amortization expense for intangible assets was approximately $2,716,000 for the three months ended June 30, 2003, and is estimated to be approximately
$8,365,000 annually for the next five fiscal years.
Preliminary goodwill for Torrington is approximately $58.7 million at June 30,
2003.  The June 30, 2003 balances for the other intangible assets include a write-up of approximately $89.1 million based on the preliminary valuation of the identified intangible assets acquired in the Torrington acquisition.
Note 11 - Equity Investments
The company, prior to the Torrington acquisition, owned equity interests in certain joint ventures.  As part of the Torrington acquisition, several additional equity interests were acquired.  The balances related to investments accounted for under the equity method are reflected in other assets in the consolidated condensed balance sheets, which were approximately $150.9 million and $25.1 million at June 30, 2003 and December 31, 2002, respectively.
In July 2003, the company sold to NSK its interest in a needle bearing manufacturing venture in Japan that had been operated by NSK and Torrington for
$146 million, which approximated the carrying value at June 30, 2003.

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         15.
Continued
Note 11 - Equity Investments (continued)
The company is a guarantor of $27.5 million in debt for PEL Technologies, LLC
("PEL").  A $23.5 million letter of credit was guaranteed by the company to secure payment on Ohio Water Development Authority revenue bonds held by PEL, as well as a guarantee for a $4 million bank loan.  In case of default by PEL on either obligation, the company has agreed to pay existing balances due as of the date of default.  The letter of credit expires on July 22, 2006.  The bank loan obligation expires on the earlier of March 27, 2012 or on the date that PEL maintains a certain debt coverage ratio for a specified period.
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
Note 12 - Recent Accounting Pronouncements
In January 2003, the FASB issued Interpretation No. 46, "Consolidation of
Variable Interest Entities, an interpretation of Accounting Research Bulletin
No. 51" (the Interpretation).  The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity.  Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity.
During 2000, the company formed a joint venture, PEL Technologies, LLC, ("PEL")
that has developed a proprietary technology that converts iron units into engineered iron oxides for use in pigments, coatings and abrasives.
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
a certain debt coverage ratio for a specified period.  The company's investment in PEL totals $17.8 million at June 30, 2003 and is reported in other assets on the consolidated condensed balance sheet.

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         16.
Continued
Note 12 - Recent Accounting Pronouncements (continued)
Through June 30, 2003, the company recorded its proportional share (20.5%) of
PEL's operating results using the equity method since the company does not own a majority voting interest in PEL.  The company is currently evaluating the effects of the Interpretation on the accounting for its ownership interest in
PEL.  Based on its preliminary analysis, the company has concluded that PEL is a variable interest entity, but has not yet determined if Timken is the primary beneficiary, but it is likely that Timken may be the primary beneficiary.  As of
June 30, 2003. PEL's assets and long-term debt obligations totaled $58.8 million and $79.1 million, respectively.  As of June 30, 2003, the company estimates that its maximum exposure to loss as a result of its involvement with PEL ranges between $15 million and $25 million, net of income taxes.
In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on
Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 except for the provisions that were cleared by the FASB in prior pronouncements.  The company is currently evaluating the impact of this statement on the financial statements of the company.
In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial
Instruments with Characteristics of both Liabilities and Equity."  SFAS 150 is effective for financial instruments entered into or modified after May 31,
2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer.  The company does not expect the adoption of this statement to have a material effect on its financial position or results of operations.

                                                                          17.
Management's Discussion and Analysis of Financial Condition and Results of
Operations
Results of Operations
---------------------
The results for both the second quarter of 2003 and the six months ended
June 30, 2003 were significantly impacted by the acquisition of Torrington, which was acquired on February 18, 2003.
Timken reported net sales of $990.3 million for the second quarter of 2003, an increase of 49.9% from $660.8 million in the second quarter of 2002.  Net sales for the six months ended June 30, 2003 were $1.83 billion, an increase of 43.2%
from the same period in the prior year.  The company reported income before cumulative effect of change in accounting principle of $3.9 million or $0.05 per diluted share for the second quarter of 2003, compared to $4.0 million or $0.07 per diluted share in the same quarter a year ago.  Income before cumulative effect of change in accounting principle for the six months ended June 30, 2003 was $15.3 million or $0.19 per diluted share, compared to $13.1 million or $0.22 per diluted share for the same period in the prior year.  Results for the three months ended June 30, 2003 were negatively impacted by high energy and and raw material costs, and higher pension and benefits costs.  Results for the six months ended June 20, 2002 were negatively impacted by the $12.7 million or
$0.21 per diluted share aftertax cumulative effect of change in accounting principle related to the adoption of SFAS No. 142, "Goodwill and Other
Intangible Assets."
The Automotive Group benefited from continued strength in light truck production and new platform launches; however, it was negatively affected by weakening passenger car production and higher costs associated with the implementation of the manufacturing strategy and rationalization programs.  The Industrial Group's results were favorably impacted by growth in its automotive distribution business and improved pricing, partially offset by persistent weakness in the industrial sector and high levels of distributor inventories for Torrington industrial products.  The Steel Group's results were negatively impacted by high raw material and energy costs, increased costs for pensions and benefits, and a decline in margins due to a change in product mix.
In the second quarter of 2003, the company incurred total pretax integration and reorganization charges of $14.8 million, of which $11.4 million relates to the acquisition of Torrington and $3.4 million is the result of the Duston, England plant closure.  Of the $14.8 million, $6.6 million was reflected in the company's cost of products sold and $8.2 million was reflected in selling, administrative and general expenses for the quarter.  Additionally, results for both the three months and six months ended June 30, 2003 included $0.9 million in impairment and restructuring charges.  Operating income for the second quarter of 2002 included $14.2 million for impairment and restructuring charges and
$4.8 million for reorganization charges.  For the six months ended June 30, 2003, the company incurred total pretax integration and reorganization charges of
$23.8 million, of which $20.4 million relates to the acquisition of Torrington and $3.4 million is the result of the Duston, England plant closure.  For the six months ended June 30, 2002, operating income included $17.3 million for impairment and restructuring charges and $9.9 million for reorganization charges.

                                                                          18.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
Gross profit was $158.1 million (16.0% of net sales) in the second quarter of
2003, compared to $124.3 million (18.8% of net sales) in the second quarter of
2002.  Gross profit in the second quarter of 2003 was negatively impacted by high energy and raw material costs, higher costs associated with the implementation of the manufacturing strategy and rationalization programs in the company's Automotive Group, lower volume in the Industrial Group due to high levels of distributor inventories for Torrington products, and higher pension and benefits costs.  Second quarter 2003 gross profit was also negatively impacted by an additional expense of $2.8 million in cost of products sold resulting from the one-time write-up of inventories acquired in the Torrington acquisition required by purchase accounting rules, and $3.4 million in costs related to the Duston, England plant closure.  Reorganization charges included in gross profit for the second quarter of 2002 were $2.8 million.  Gross profit was $288.3 million (15.8% of net sales) for the six months ended June 30, 2003, compared to $242.9 million (19.0% of net sales) for the same period in the prior year.  For the six months ended June 30, 2003, gross profit included integration charges of $6.9 million related to the Torrington acquisition, of which
$6.3 million related to the one-time write-up of Torrington inventory, and
$3.4 million related to reorganization costs for the Duston, England site closure.  Reorganization charges included in gross profit for the six months ended June 30, 2002 were $5.1 million.
Selling, administrative and general expenses were $135.2 million (13.7% of net sales) in the second quarter of 2003 compared to $93.0 million (14.1% of net sales) in the same period a year ago.  Although the amount of selling, administrative and general expenses increased in the second quarter of 2003 compared to the same period a year ago, the expenses as a percentage of net sales decreased due to higher sales volume.  The increase in the total dollar amount of selling, administrative and general expenses resulted from the addition of Torrington's financial results, costs incurred in connection with the acquisition and integration of Torrington, and the impact of currency exchange rates.  This increase was partially offset by a decrease in selling, administrative and general expenses related to Timken's business cost reductions achieved through manufacturing strategy initiative ("MSI") and salaried workforce reduction initiatives.  Selling, administrative and general expenses in the second quarter of 2003 included $8.2 million of integration expenses related to the Torrington acquisition.  The second quarter 2002 selling administrative and general expenses included reorganization charges of
$2.0 million.  Selling, administrative and general expenses were $240.5 million
(13.2% of net sales) for the six months ended June 30, 2003, compared to
$179.0 million (14.0% of net sales) recorded in the same period a year ago.
Selling, administrative and general expenses for the six months ended June 30,
2003 included $13.5 million of integration expenses related to the Torrington acquisition.  The six months ended June 30, 2002 selling, administrative and general expenses included reorganization charges of $4.8 million.

                                                                          19.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
Impairment and restructuring charges for both the three months and six months ended June 30, 2003 totaled $0.9 million, representing severance payments to former employees in the Industrial Group and corporate information technology.
Second quarter of 2002 impairment and restructuring charges of $14.2 million were comprised of ($0.1) million for separation costs, $0.6 million for exit costs, $12.0 million for asset impairment charges for the Duston, England plant closure, as well as $1.7 million for SFAS No. 88 and 106 curtailments resulting from the sale of the Ashland, Ohio plant.  For the six months ended June 30,
2002, impairment and restructuring charges of $17.3 million were comprised of
$1.0 million for separation costs, $1.1 million for exit costs, $13.0 million for asset impairment charges for the Duston, England plant closure, $0.5 million for asset impairment charges for the Columbus, Ohio plant closure, and
$1.7 million for SFAS No. 88 and 106 curtailments resulting from the sale of the
Ashland, Ohio plant.
Second quarter 2003 interest expense of $13.1 million increased by $5.2 million from the second quarter of 2002.  For the six months ended June 30, 2003, interest expense of $23.3 million increased by $7.4 million from the same period of the prior year.  The increases for both time periods are primarily due to the additional debt incurred as a result of the Torrington acquisition.
Second quarter 2003 other income (expense) of ($2.6) million increased by
($1.0) million from ($1.6) million in the second quarter of 2002.  Second quarter 2003 other income (expense) includes a one-time repayment of a portion of 2002 antidumping receipts received under the U.S. Continued Dumping and
Subsidy Offset Act (CDSOA), losses from equity investments, and loss on the sale of assets at the Duston England plant, partially offset by acquisition-related currency exchange gains.  The second quarter 2002 other income (expense)
included loss on the sale of assets and losses from equity investments, partially offset by currency exchange gains.  For the six months ended June 30,
2003, other income (expense) was $1.3 million and included a one-time gain of
$5.4 million related to the sale of property in the United Kingdom in addition to the second quarter 2003 items.  For the six months ended June 30, 2002, other income (expense) was ($9.1) million and included loss on sale of assets, loss on equity investments and currency exchange losses.
The effective tax rates were 40.0% and 41.2% for the six months ended June 30,
2003 and 2002, respectively.  The effective tax rates for both the three months and six months ended June 30, 2003 and 2002, respectively, exceeded the U.S.
statutory tax rate primarily due to losses at certain foreign operations in which the realization of the tax benefit of these losses is not likely to occur, as well as taxes paid to state and local jurisdictions.
With the acquisition of Torrington, the company reorganized two of its reportable segments - Automotive and Industrial Groups.  Timken's automotive aftermarket business is now part of the Industrial Group, which is managing the combined distribution operations.  The company's sales to emerging markets, principally in central and eastern Europe and Asia, previously were reported as part of the Industrial Group.  Beginning in the first quarter of 2003, emerging market sales to automotive original equipment manufacturers are now included in the Automotive Group.  The primary measurement used by management to measure the financial performance of each Group is adjusted EBIT (earnings before interest and taxes excluding special items such as impairment and restructuring, reorganization and integration costs, one-time gains or losses on sales of assets, allocated payments received under CDSOA, and other items similar in

                                                                          20.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
nature).  The segment results that follow for both 2003 and 2002 reflect the reporting reorganization described above.
Automotive Group
The Automotive Group includes sales of bearings and other products and services
(not including steel) to automotive original equipment manufacturers.  The
Automotive Group net sales for the second quarter of 2003 increased 92.1% to
$376.5 million from $196.1 million in the second quarter of 2002.  The majority of the increase between periods resulted from the acquisition of Torrington.
The Automotive Group also benefited from continued strength in light truck production and new platform launches; however, it was negatively affected by weakening passenger car production.  Net sales for the six months ended June 30,
2003 increased 77.8% to $674.7 million from $379.5 million from the same period in the prior year.  For the remainder of 2003, the company expects some softening in the North American production of automotive light vehicles, particularly passenger cars, compared to the second half of 2002.
The Automotive Group had adjusted EBIT of $7.0 million in the second quarter of
2003, compared to a breakeven in the second quarter of 2002.  The Automotive
Group's second quarter 2003 adjusted EBIT was favorably impacted by the
Torrington acquisition and new platform launches.  However, the Automotive
Group's adjusted EBIT was negatively affected by inefficiencies related to the implementation of MSI, weakening passenger car production, and increases in pension and benefit expenses.  Problems in implementing the Timken manufacturing strategy and suspension by Torrington of a rationalization program during the acquisition process, prior to the February 2003 acquisition of Torrington by
Timken, delayed the benefits expected from these initiatives.  For the six months ended June 30, 2003, adjusted EBIT was $15.9 million compared to
$7.5 million in the same period of the prior year.
In the second quarter of 2003, the Automotive Group's selling, administrative and general expenses were $18.7 million higher compared to the same period a year ago, although as a percentage of net sales, the selling, administrative and general expenses decreased by 1.2%, compared to the second quarter of 2002.  This was primarily the result of the additional selling, administrative and general expenses incurred as a result of the acquisition of Torrington, the impact of currency exchange rates and higher expenses associated with new product develop-
ment.  For the six months ended June 30, 2003, the Automotive Group's selling, administrative and general expenses were $23.6 million higher compared to the same period a year ago, although as a percentage of net sales, the selling, administrative and general expenses decreased by 1.0%, compared to the first half of 2002.
Industrial Group
The Industrial Group has global sales of bearings and other products and services (not including steel) to a diverse customer base.  These include:
industrial equipment, off-highway, rail and aerospace and defense customers.
The Industrial Group also includes the financial results for Timken's distribution operations for products other than steel.  The Industrial Group's net sales, including intersegment sales, for the second quarter of 2003 were
$389.7 million, an increase of 55.2% over the second quarter 2002 net sales of
$251.2 million.  The majority of the increase between periods resulted from the acquisition of Torrington.  The Industrial Group results were also favorably impacted by growth in its automotive distribution business and improved pricing, partially offset by persistent weakness in the industrial sector and high levels

                                                                          21.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
of distributor inventories for Torrington industrial products.  Net sales, including intersegment sales, for the six months ended June 30, 2003 increased
43.5% to $694.9 million from $484.4 million from the same period in the prior year.  Intersegment sales represent sales of bearings and services to the Steel
Group.  For the remainder of 2003, the company expects that general industrial demand will remain flat.
For the second quarter of 2003, Industrial Group adjusted EBIT was $30.6 million, up from $20.0 million in the second quarter of 2002.  The increase in adjusted
EBIT is the result of growth in the automotive distribution businesses, improved pricing and the exiting of low-margin business, partially offset by persistent weakness in the industrial sector, increased costs for pensions and benefits, and high levels of distributor inventories for Torrington industrial products.  For the six months ended June 30, 2003, adjusted EBIT was
$48.4 million compared to $31.1 million in the same period of the prior year.
In the second quarter of 2003, the Industrial Group's selling, administrative and general expenses were $20.8 million higher compared to the same period a year ago, although as a percentage of net sales, the selling, administrative and general expenses decreased by 0.8%, compared to the second quarter of 2002.  This was primarily the result of additional selling, administrative and general expenses incurred as a result of the acquisition of Torrington and the impact of currency exchange rates.  For the six months ended June 30, 2003, the Industrial Group's selling, administrative and general expenses were $33.2 million higher compared to the same period a year ago, although as a percentage of net sales, the selling, administrative and general expenses decreased by 0.4% compared to the first half of 2002.
Steel Group
The Steel Group's net sales, including intersegment sales, for the second quarter of 2003 increased 0.6% to $256.8 million from $255.4 million in the second quarter of 2002. Sales to general industrial customers increased in the second quarter of 2003 compared to the same period a year ago as the Steel
Group gained market share from its competition as the industry continued to restructure.  These gains were mostly offset, however, as sales to automotive customers decreased during the second quarter of 2003 from the same period in the prior year and sales to the bearing industry continue to be weak.  Second quarter 2003 oil country sales more than doubled from the same period a year ago, although these sales represent a small percentage of Steel Group sales.
Shipments to steel service centers and tool steel customers in the second quarter of 2003 increased from the second quarter of 2002, but continue to be weak as a result of the low overall industrial production.  Steel Group results reflect the effects of continued weakness in the aerospace sector as a majority of the Steel Group demand relates to commercial airline applications. Net sales, including intersegment sales, for the six months ended June 30, 2003 increased 7.9% to $532.6 million from $493.7 million from the same period in the prior year.
Adjusted EBIT (loss) for the Steel Group was ($2.7) million in the second quarter of 2003, compared to $14.6 million in the second quarter of 2002.  The
Steel Group's results were negatively impacted by high raw material and energy costs, increased costs for pensions and benefits, and a decline in margins due to a change in product mix.  Plant operations were intermittently curtailed to avoid extremely high energy costs and to reduce inventories to improve working capital.  Steps were also taken to recover a portion of high raw material and energy costs through surcharges and price increases.  The company does not expect these actions to fully offset these higher costs for the remainder of the year as market prices for steel continue to be under pressure.  For the six

                                                                          22.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
months ended June 30, 2003, adjusted EBIT was $3.8 million compared to
$26.7 million in the same period of the prior year.  For the remainder of 2003, the company expects raw material and energy costs to be high relative to both the first half of 2003 and the second half of 2002.
Selling, administrative and general expenses for the Steel Group in the second quarter of 2003 were $3.4 million lower than the first quarter of 2002, primarily due to the Steel Group's continued focus on cost reductions.  For the six months ended June 30, 2003, the Steel Group's selling, administrative and general expenses were $4.1 million lower compared to the same period in the prior year.
Financial Condition and Cash Flows
----------------------------------
Total assets as shown on the Consolidated Condensed Balance Sheets increased by approximately $1.3 billion from December 31, 2002.  The majority of this increase related to the acquisition of Torrington, which was purchased for
$840 million, before expenses and certain post-closing adjustments.  Inventory balances at the end of the second quarter of 2003 increased approximately 52%
compared to year-end 2002 levels. Although the Steel Group inventory balance decreased as a result of managing production in accordance with demand and the change in the sales mix between bars and tubing, this was more than offset by the increase in the Automotive and Industrial Groups' inventory balances as of
June 30, 2003.  The increase in these inventories was primarily due to the
Torrington acquisition and the impact of currency exchange rate changes.  In addition, Automotive Group inventory levels increased as a result of the anticipated changes in customer demand and capacity constraints arising from the manufacturing rationalization.  Accounts receivable have increased by
$249.4 million since December 31, 2002.  The increase is due primarily to the acquisition of Torrington and the impact of currency exchange rate changes.
Property, plant and equipment increased $423.9 million to $1.65 billion at
June 30, 2003 due primarily to the Torrington acquisition.  The June 30, 2003 balance includes a write-up of $110.7 million based on a preliminary valuation of the fixed assets acquired in the Torrington acquisition.  Goodwill increased
$62.9 million to $192.8 million at June 30, 2003, primarily as a result of the preliminary purchase price allocation for the Torrington acquisition.
Preliminary estimates of goodwill for the Torrington acquisition was
$58.7 million at June 30, 2003.  Intangible assets, excluding goodwill and intangible pension asset, increased $102.3 million to $107.5 million at June 30,
2003 primarily as a result of intangible assets acquired in the Torrington acquisition.  Intangible assets at June 30, 2003 include a write-up of
$89.1 million based on the preliminary valuation of the identified intangible assets acquired in the Torrington acquisition.

                                                                          23.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
Other assets increased by $190.9 million to $311.5 million as of June 30, 2003 due principally to other assets acquired in the acquisition of Torrington.
These amounts are based on the preliminary purchase price allocation that will be finalized during 2003, as asset valuations are completed.  Prior to the
Torrington acquisition, Timken owned equity interests in certain joint ventures.
As part of the Torrington acquisition, several additional equity interests were acquired.  The balances related to investments accounted for under the equity method are reflected in other assets in the consolidated condensed balance sheets, and were approximately $150.9 million and $25.1 million at June 30,
2003 and December 31, 2002, respectively.  In July 2003, the company, for
$146 million, sold to NSK its interest in a needle bearing manufacturing venture in Japan that had been operated by NSK and Torrington.  The sale price approximated the carrying value of this investment, net of taxes. In addition, the company and NSK reached an agreement to jointly serve certain Japan-based auto manufacturers and their principal suppliers with engineering solutions based on needle bearings and related services.  Equity investments are reviewed for impairment when circumstances (such as lower than expected financial performance or change in strategic direction) indicate that the net book value of the investment may not be recoverable.  If an impairment does exist, the equity investment is written down to its fair value with a corresponding charge to the statement of operations.
Accounts payable and other liabilities increased $215.5 million to
$512.0 million at June 30, 2003 as a result of payables assumed in the acquisition of Torrington, as well as timing of payments to suppliers.  Accrued expenses increased $55.0 million to $281.4 million at June 30, 2003, primarily as a result of amounts assumed in the acquisition of Torrington.
Long-term accrued pension cost decreased by $23.8 million to $699.4 million at
June 30, 2003.  The impact of the additional pension liability resulting from the Torrington acquisition was more than offset by pension contributions totaling $68.0 million.  Postretirement benefits costs increased by
$82.8 million to $494.1 million at June 30, 2003 primarily due to the additional liability incurred for plans related to active employees as a result of the
Torrington acquisition.
As shown on the Consolidated Condensed Statement of Cash Flows, the increase in inventories used $18.7 million of cash during the first six months of 2003.
The increase in accounts receivable used $39.2 million of cash during the first six months of 2003.  Also, foreign currency translation used $9.7 million of cash during the first six months of 2003. Accounts payable and accrued expenses generated $1.4 million of cash during the first six months of 2003, primarily as a result of increased payables resulting from Torrington since the date of acquisition and the timing of payments to suppliers.  In addition, accrued expenses were affected by the timing of pension contributions made in the first six months of 2003, compared to the first six months of 2002.  Capital expenditures used $51.7 million of cash in the first six months of 2003, compared to $34.9 million in the first six months of 2002.  The company expects capital expenditures to continue to be higher in 2003 as a result of the
Torrington acquisition and new product development, although the company will continue to focus on further efficiency and productivity.

                                                                          24.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
The 51.2% debt-to-capital ratio at June 30, 2003 was higher than the
43.1%  at year-end 2002.  Total debt increased by $556.2 million during the first six months to $1.02 billion at June 30, 2003.  The increase was primarily due to the $520 million of debt incurred as a result of the Torrington acquisition.  The components of the debt resulting from the acquisition were:
$250 million of seven-year unsecured notes; $145 million drawn from the new
$500 million five-year senior credit facility; and a $125 million asset securitization facility put in place at the end of 2002 and drawn down in full in connection with the Torrington acquisition, which is included in short-term debt on the condensed consolidated balance sheet.  Proceeds from the acquisition financing were also used to repay outstanding commercial paper at the date of the acquisition.  The remaining increase in debt was used to fund working capital and capital expenditures.  The company expects that any cash requirements in excess of cash generated from operating activities will be met by the remaining availability under the senior credit facility.  In July 2003, the company's cash position was favorably affected by the sale of its interest in NTC, a joint venture with Japan-based NSK Ltd (NSK).  The company received approximately $146 million in cash, pre-tax, which it has used to pay down debt under the senior credit facility.
Under the $500 million senior credit facility, the company has three financial covenants: consolidated net worth; leverage ratio; and fixed charge coverage ratio.  These financial covenants became effective for the second quarter ending on June 30, 2003.  At June 30, 2003, the company was in compliance with the covenants under its senior credit facility and its other debt agreements.
The company's contractual debt obligations and contractual commitments outstanding as of June 30, 2003 are as follows (in millions):
                                  Payments Due by Period
                         Total   Less than 1     1-3 years    4-5     After 5
                                     Year                    Years     Years
                        -------   -----------   ----------  -------   --------
Long-term Debt           $619.5           -          $10.3   $121.1     $488.1
Senior Credit Facility   $125.0           -             -    $125.0         -
Asset Securitization     $125.0        $125.0           -       -           -
Other Lines of Credit    $147.9        $147.9           -       -           -
Operating Leases          $44.1         $10.3        $12.6     $6.2      $15.0
Supply Agreement          $17.4          $7.1        $10.3      -           -
The company's capital lease obligations are immaterial.  At June 30, 2003, the company had available $310.9 million through a $500 million five-year senior credit facility with a syndicate of financial institutions.  The company's previous senior credit facility of $300 million, which would have expired in
June of 2003, was terminated in February of 2003 in connection with the
Torrington acquisition.  The company is the guarantor of $27.5 million in debt for PEL Technologies, LLC, an equity investment of the company, and an operating lease of a subsidiary's warehouse facility, which had future rental commitments of $16.3 million at June 30, 2003.  In connection with the sale of the company's
Ashland tooling plant in 2002, the company entered into a $25.9 million four-year supply agreement, which expires on June 30, 2006 pursuant to which the company purchases tooling from Ashland.

                                                                          25.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
Total shareholders' equity increased by approximately $361.8 million since
December 31, 2002, primarily as a result of the issuance of 22 million shares valued at approximately $320 million to finance the Torrington acquisition.
Other significant factors affecting shareholders' equity were net income of
$15.3 million, a favorable non-cash foreign currency translation adjustment of
$42.1 million, partially offset by payment of dividends of $19.4 million.
For the six months ended June 30, 2003, shareholders' equity was positively impacted by the effect of currency exchange rates, primarily due to the strength of the Euro.
During the first six months of 2003, the company did not purchase any shares of its common stock to be held in treasury as authorized under the company's
2000 common stock purchase plan.  This plan authorizes the company to buy in the open market or in privately negotiated transactions up to four million shares of common stock, which are to be held as treasury shares and used for specified purposes.  The company may exercise this authorization until
December 31, 2006.  The company does not expect to be active in repurchasing shares under this plan in the near-term.
Other Information
-----------------
Assets and liabilities of subsidiaries (other than Timken Romania, which is considered to operate in a highly inflationary economy) are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the quarter.
Related translation adjustments are reflected as a separate component of accumulated other comprehensive loss.  Foreign currency gains and losses resulting from transactions and the translation of financial statements are included in the consolidated results of operations.
Foreign currency exchange gains (losses) included in the company's operating results for the first six months of 2003 totaled $3.0 million, of which
$1.9 million relates to acquisition-related unrealized exchange gains, compared to ($0.6) million during the first six months of 2002.  Also, for the first six months of 2003, the company recorded a positive non-cash foreign currency translation adjustment of $42.1 million that increased shareholders' equity, compared to a positive non-cash foreign currency translation adjustment of
$5.6 million that increased shareholders' equity in the first six months of
2002.  The first six months of 2003 was positively impacted by the effect of currency exchange rates, primarily the strength of the Euro.
On August 6, 2003, the board of directors declared a quarterly cash dividend of $0.13 per share, payable on September 3, 2003 to shareholders of record as of August 18, 2003.  This will be the 325th consecutive dividend paid on the common stock of the company.
The company reviews its critical accounting policies throughout the year.
The company has concluded that there have been no changes to its critical accounting policies during the six months ended June 30, 2003.

                                                                          26.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
Recent Accounting Pronouncements
--------------------------------
In January 2003, the FASB issued Interpretation No. 46, "Consolidation of
Variable Interest Entities, an interpretation of Accounting Research Bulletin
No. 51" (the Interpretation).  The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity.  Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity.
During 2000, the company formed a joint venture, PEL Technologies, LLC, ("PEL")
that has developed a proprietary technology that converts iron units into engineered iron oxides for use in pigments, coatings and abrasives.
The company is a guarantor of $27.5 million in debt for PEL.  A $23.5 million letter of credit was guaranteed by the company to secure payment on Ohio Water
Development Authority revenue bonds held by PEL, as well as a guarantee for a
$4 million bank loan.  In case of default by PEL on either obligation, the company has agreed to pay existing balances due as of the date of default.
The letter of credit expires on July 22, 2006.  The bank loan obligation expires on the earlier of March 27, 2012 or on the date that PEL maintains a certain debt coverage ratio for a specified period.  The company's investment in PEL totals $17.8 million at June 30, 2003 and is reported in other assets on the consolidated condensed balance sheet.
Through June 30, 2003, the company recorded its proportional share (20.5%) of
PEL's operating results using the equity method since the company does not own a majority voting interest in PEL.  The company is currently evaluating the effects of the Interpretation on the accounting for its ownership interest in
PEL.  Based on its preliminary analysis, the company has concluded that PEL is a variable interest entity, but has not yet determined if Timken is the primary beneficiary, but it is likely that Timken may be the primary beneficiary.  As of
June 30, 2003. PEL's assets and long-term debt obligations totaled $58.8 million and $79.1 million, respectively.  As of June 30, 2003, the company estimates that its maximum exposure to loss as a result of its involvement with PEL ranges between $15 million and $25 million, net of income taxes.
In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on
Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, except for the provisions that were cleared by the FASB in prior pronouncements.  The company is currently evaluating the impact of this statement on the financial statements of the company.

                                                                          27.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial
Instruments with Characteristics of both Liabilities and Equity."  SFAS No. 150 is effective for financial instruments entered into or modified after May 31,
2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  SFAS No. 150 establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.
It requires that an issuer classify a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer.  The company does not expect the adoption of this statement to have a material effect on its financial position or results of operations.
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

                                                                          28.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
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
i)  additional factors described in greater detail on pages S-20 to S-28 in:
    the company's Registration Statement and included Prospectus Supplement dated February 12, 2003 relating to the offering of the company's 5.75%
    notes due 2010; the company's Annual Report on Form 10-K for the year ended December 31, 2002; the company's Annual Report; or the company's
    Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.
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

                                                                          29.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
          Refer to information appearing under the caption "Management's
          Discussion and Analysis of Financial Condition and Results of
          Operations" on pages 17-28 of this Form 10-Q.  Furthermore, a discussion of market risk exposures is included in Part II,
          Item 7A, "Quantitative and Qualitative Disclosure about Market
          Risk," of the Company's 2002 Annual Report on Form 10-K.  There
          have been no material changes in reported market risk since the inclusion of this discussion in the Company's 2002 Annual Report on Form 10-K referenced above.
Item 4.  Controls and Procedures
          As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act rule 13a-14.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003.  There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

                                                                          30.
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
Item 2.  Changes in Securities
          (a)  Between April 1, 2003 and May 16, 2003, the date of filing the registration statement on Form S-8 for the Timken Share Incentive
               Plan (the "Plan"), established and administered in accordance with the laws of England and Wales, the trustee of the Plan purchased 171 shares of the company's common stock in the open market on behalf of persons not resident in the United States who are employed by subsidiaries of the company.  The purchases were made in reliance on the off-shore nature of the offering for an aggregate consideration of approximately $3,000.
Item 4.  Submission of Matters to a Vote of Security Holders
          Not applicable.
Item 5.  Other Information
          Not applicable.
Item 6.  Exhibits and Reports on Form 8-K
         (a).  Exhibits
               11    Computation of Per Share Earnings
               12    Computation of Ratio of Earnings to Fixed Charges
               31.1  Certification of James W. Griffith, President and Chief
                     Executive Officer of The Timken Company, pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002.
               31.2  Certification of Glenn A. Eisenberg, Executive Vice
                     President-Finance and Administration (principal financial
                     officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
               32    Certifications of James W. Griffith, President and Chief
                     Executive Officer, and Glenn A. Eisenberg, Executive Vice
                     President-Finance and Administration (principal financial
                     officer) of The Timken Company pursuant to Section 906 of
                     the Sarbanes-Oxley Act of 2002.
         (b)   Reports on Form 8-K:
               On July 24, 2003, the company filed a Form 8-K regarding Results of Operations and Financial Condition, which contained a press release announcing the company's second quarter of 2003 results.

                                                                           31.
         (b)   Reports on Form 8-K (continued):
               On July 3, 2003, the company filed a Form 8-K regarding Other
               Events and Regulation FD Disclosure, which contained a press release announcing that the company reached an agreement to sell its interest in a needle bearing manufacturing venture in
               Japan to NSK.

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

                                                                           32.
                            SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of
1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         The Timken Company
                                  _______________________________

Date      August 14, 2003          BY   /s/ James W. Griffith
      ________________________    _______________________________
                                   James W. Griffith
                                   President and Chief Executive Officer,
                                   and Director

Date      August 14, 2003          BY   /s/ Glenn A. Eisenberg
      ________________________    _______________________________
                                   Glenn A. Eisenberg
                                   Executive Vice President - Finance and
                                   Administration