Form 10-Q
period 2003-09-30
TIMKEN CO
filed 2003-11-10
CIK 98362

                                                                           1.
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.   20549
                                   FORM 10Q
   [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended September 30, 2003
                                      or
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
   Common shares outstanding at October 31, 2003, 89,062,697.

PART I.  FINANCIAL INFORMATION                                             2.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
                                                          Sep 30       Dec 31
                                                           2003         2002
ASSETS                                                 ----------    ----------
Current Assets                                          (Thousands of dollars)
Cash and cash equivalents...........................      $38,043       $82,050
Accounts receivable, less allowances,
(2003-$18,922; 2002-$14,386)........................      618,866       361,316
Deferred income taxes...............................       35,194        36,003
Inventories (Note 4) ...............................      740,958       488,923
                                                       ----------    ----------
          Total Current Assets......................    1,433,061       968,292
Property, plant and equipment.......................    3,435,727     2,945,076
 Less allowances for depreciation...................    1,809,442     1,718,832
                                                       ----------    ----------
                                                        1,626,285     1,226,244
Goodwill (Note 10)..................................      206,831       129,943
Intangible pension asset............................      128,385       129,042
Intangible assets (Note 10).........................       98,436         5,217
Deferred income taxes...............................      169,310       169,051
Other assets........................................      199,749       120,567
                                                       ----------    ----------
      Total Assets..................................   $3,862,057    $2,748,356
                                                       ==========    ==========
LIABILITIES
Current Liabilities
Accounts payable and other liabilities..............     $472,175      $296,543
Short-term debt and commercial paper................      240,971       111,134
Accrued expenses....................................      402,559       226,393
                                                       ----------    ----------
          Total Current Liabilities.................    1,115,705       634,070
Noncurrent Liabilities
Long-term debt (Note 5) ............................      698,464       350,085
Accrued pension cost................................      559,031       723,188
Accrued postretirement benefits cost................      497,334       411,304
Other noncurrent liabilities........................       30,060        20,623
                                                       ----------    ----------
          Total Noncurrent Liabilities..............    1,784,889     1,505,200
Shareholders' Equity (Note 7)
Common stock........................................      632,628       310,317
Earnings invested in the business...................      747,931       764,446
Accumulated other comprehensive loss................     (419,096)     (465,677)
                                                       ----------    ----------
          Total Shareholders' Equity................      961,463       609,086
      Total Liabilities and Shareholders' Equity....   $3,862,057    $2,748,356
                                                       ==========    ==========

PART I.  FINANCIAL INFORMATION Continued                                   3.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)                                                        Nine Months Ended             Three Months Ended
                                                                 Sep 30        Sep 30          Sep 30        Sep 30
                                                                  2003          2002            2003          2002
                                                               ----------    ----------      ----------    ----------
                                                                   (Thousands of dollars, except per share data)
Net sales...................................................   $2,766,272    $1,905,177        $938,012      $628,591
Cost of products sold.......................................    2,330,327     1,550,972         790,402       517,329
                                                               ----------    ----------      ----------    ----------
   Gross Profit.............................................      435,945       354,205         147,610       111,262
Selling, administrative and general expenses................      368,922       266,379         128,454        87,382
Impairment and restructuring charges (Note 8)...............        2,736        24,986           1,883         7,703
                                                               ----------    ----------      ----------    ----------
   Operating Income.........................................       64,287        62,840          17,273        16,177
Interest expense............................................      (35,644)      (23,996)        (12,369)       (8,072)
Interest income.............................................          848           991             430           294
Other expense...............................................       (6,183)      (12,490)         (7,459)       (3,415)
                                                               ----------    ----------      ----------    ----------
   Income Before Income Taxes and Cumulative
     Effect of Change in Accounting Principle...............       23,308        27,345          (2,125)        4,984
Provision for income taxes (Note 6).........................        9,323        12,360            (850)        3,147
                                                               ----------    ----------      ----------    ----------
   Income Before Cumulative Effect of Change in Accounting
     Principle..............................................   $   13,985    $   14,985      $   (1,275)   $    1,837
Cumulative effect of change in accounting principle (net of
  income tax benefit of $7,786).............................         -           12,702            -              -
                                                               ----------    ----------      ----------    ----------
Net Income .................................................   $   13,985    $    2,283      $   (1,275)   $    1,837
                                                               ==========    ==========      ==========    ==========
 Earnings Per Share:
 Income before cumulative effect of change in
   accounting principle.....................................       $ 0.17        $ 0.25          $(0.01)       $ 0.03
 Cumulative effect of change in accounting principle               $  -          $(0.21)         $  -          $  -
 Earnings Per Share*........................................       $ 0.17        $ 0.04          $(0.01)       $ 0.03
 Earnings Per Share - assuming dilution:
 Income before cumulative effect of change in
   accounting principle.....................................       $ 0.17        $ 0.25          $(0.01)       $ 0.03
 Cumulative effect of change in accounting principle               $  -          $(0.21)         $  -          $  -
 Earnings Per Share - assuming dilution**...................       $ 0.17        $ 0.04          $(0.01)       $ 0.03
 Dividends Per Share........................................       $ 0.39        $ 0.39          $ 0.13        $ 0.13
                                                               ==========    ==========      ==========    ==========
*  Average shares outstanding...............................   81,109,433    60,459,277      85,568,394    61,091,924
** Average shares outstanding - assuming dilution...........   81,285,394    60,998,543   (A)85,568,394    61,430,256
(A) The addition of 119,016 shares would result in antidilution.

PART I.  FINANCIAL INFORMATION Continued                                   4.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                             Nine Months Ended
Cash Provided (Used)                                        Sep 30      Sep 30
                                                             2003        2002
                                                           --------    --------
OPERATING ACTIVITIES                                      (Thousands of dollars)
Net income ............................................... $ 13,985    $  2,283
Adjustments to reconcile net income to net cash
(used) provided by operating activities:
 Cumulative effect of accounting change...................      -        12,702
 Depreciation and amortization............................  146,012     110,956
 Gain on disposals of property, plant and equipment.......     (648)     (8,855)
 Provision for deferred income taxes......................    2,634      23,557
 Stock issued in lieu of cash to employee benefit plans...    2,301       4,628
 Non-cash impact of changes in impairment and
  restructuring charges - net.............................      -       (13,368)
 Changes in operating assets and liabilities:
  Accounts receivable.....................................  (57,524)    (64,254)
  Inventories.............................................  (13,036)    (35,222)
  Other assets............................................   (6,068)     (6,766)
  Accounts payable and accrued expenses...................  (76,383)     46,094
  Foreign currency translation............................  (11,793)      8,446
                                                           --------     -------
   Net Cash (Used) Provided by Operating Activities.......     (520)     80,201
INVESTING ACTIVITIES
 Capital expenditures.....................................  (80,802)    (54,140)
 Proceeds from disposals of property, plant and equipment.   13,578       9,504
 Other ...................................................     (878)     19,642
 Proceeds from disposals of equity investments............  146,335         -
 Acquisitions............................................. (723,905)*    (6,751)
                                                           --------     -------
   Net Cash Used by Investing Activities.................. (645,672)    (31,745)
FINANCING ACTIVITIES
 Cash dividends paid to shareholders......................  (30,500)    (23,481)
 Issuance of common stock for acquisition.................  180,010*        -
 Accounts receivable securitization financing borrowings..  125,000         -
 Accounts receivable securitization financing payments....   (2,000)        -
 Payments on long-term debt............................... (152,381)    (36,872)
 Proceeds from issuance of long-term debt.................  424,957         -
 Short-term debt activity - net...........................   54,421      14,462
                                                           --------    --------
   Net Cash Provided (Used) by Financing Activities.......  599,507     (45,891)
Effect of exchange rate changes on cash...................    2,678         855
(Decrease) Increase in Cash and Cash Equivalents..........  (44,007)      3,420
Cash and Cash Equivalents at Beginning of Period..........   82,050      33,392
                                                           --------    --------
Cash and Cash Equivalents at End of Period................ $ 38,043    $ 36,812
                                                           ========    ========
*  Excluding $140 million of common stock (9,395,973 shares) issued to
   Ingersoll-Rand Company, in conjunction with the acquisition.

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                         5.
Note 1 -- Basis of Presentation
The accompanying consolidated condensed financial statements (unaudited) for
The Timken Company (the company) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments
(consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included.  For further information, refer to the consolidated financial statements and footnotes included in the company's annual report on Form 10-K for the year ended December 31, 2002.
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
The effect on net income (loss) and earnings per share as if the company had applied the fair value recognition provisions of SFAS No. 123 is as follows:
                                Nine months ended        Three months ended
                                       Sep 30                    Sep 30
                                  2003          2002        2003           2002
                                --------      --------    --------      --------
(Thousands of dollars)
Net income (loss), as reported  $ 13,985       $ 2,283    $ (1,275)      $ 1,837
Add:  Stock-based employee
  compensation expense, net
  of related taxes                 1,243           779         379           535
Deduct:  Total stock-based
  employee compensation
  expense determined under
  fair value based methods
  for all awards, net of
  related tax effects             (4,732)       (4,594)     (1,934)       (2,033)
                                --------      --------    --------      --------
Pro forma net income (loss)     $ 10,496      $ (1,532)   $ (2,830)     $    339
                                ========      ========    ========      ========
Earnings (loss) per share:
  Basic and diluted -
    as reported                   $ 0.17        $ 0.04      $(0.01)       $ 0.03
  Basic and diluted -
    pro forma                     $ 0.13        $(0.03)     $(0.03)        $0.01

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
Continued
Note 3 -- Acquisition (continued)
The company paid IR $700 million in cash, subject to post-closing purchase price adjustments, and issued $140 million of its common stock (9,395,973 shares) to
Ingersoll-Rand Company, a subsidiary of IR.  To finance the cash portion of the transaction the company utilized, in addition to cash on hand:  $180.0 million, net of underwriting discounts and commissions, from a public offering of
12.65 million shares of common stock at $14.90 per common share; $246.9 million, net of underwriting discounts and commissions, from a public offering of
$250.0 million of 5.75% senior unsecured notes due 2010; $125.0 million from its Asset Securitization facility; and approximately $86 million from its new senior credit facility.  Costs related to the acquisition were $23.2 million and are included in the purchase price.
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
In March 2003, the company announced the planned closing of its plant in
Darlington, England within eight to twelve months.  In July 2003, the company announced that it will close its plant in Rockford, Illinois within three to five months.  In October 2003, the company announced that it reached an agreement in principle with Roller Bearing Company of America, Inc. for the sale of the company's airframe business, which includes certain assets at its Standard Plant in Torrington, Connecticut.
The table below reflects unaudited pro forma results of the company and
Torrington as if the acquisition had taken place at the beginning of the periods presented, after giving effect to certain adjustments, including the amorti-
zation of intangible assets, interest expense on acquisition debt, depreciation of fixed assets, employee benefits and income tax effects.  Unaudited pro forma earnings for each quarter presented include higher than normal cost of products sold resulting from the one-time write-up of acquired inventories required by the purchase accounting rules.  This charge decreased earnings per share by approximately $0.05 for the nine months ended September 30, 2003 and 2002, respectively, based on the preliminary asset valuation.  No effect has been given to operating synergies in this presentation.  These pro forma amounts do not purport to be indicative of the results that would have been obtained if the acquisition had occurred as of the beginning of the periods presented or that may be obtained in the future:
                                 Nine months ended
                                      Sep 30
                                2003          2002
                              ----------    ----------
(Amounts in thousands, except per share data)
Net sales                     $2,917,515    $2,809,258
Income before cumulative
  effect of change in
  accounting principle             7,133        34,148
Net income                    $    7,133    $   21,446
Earnings per share:
 Basic and diluted:
  Income before cumulative
    effect of change in
    accounting principle      $     0.09    $     0.41
  Cumulative effect of
    change in accounting
    principle                        -           (0.15)
                              ----------    ----------
 Earnings per share -
   basic and diluted          $     0.09    $     0.26

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                         7.
Continued
Note 4 -- Inventories                                      Sep 30     Dec 31
                                                            2003       2002
                                                          --------   ---------
                                                         (Thousands of dollars)
Finished products                                         $344,466    $210,945
Work-in-process and raw materials                          354,739     243,485
Manufacturing supplies                                      41,753      34,493
                                                          --------    --------
                                                          $740,958    $488,923
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
                                                            Sep 30     Dec 31
                                                             2003       2002
Note 5 -- Long-term Debt                                   --------   --------
                                                         (Thousands of dollars)
State of Ohio Pollution Control Revenue Refunding Bonds,
   maturing on June 1, 2033.  The variable interest
   rate is tied to the bank's tax exempt weekly interest
   rate.  The rate at September 30, 2003 is 1.10%.        $ 17,000     $  -
State of Ohio Pollution Control Revenue Refunding Bonds,
   matured on July 1, 2003.  The variable interest rate
   is tied to the bank's tax exempt weekly interest rate.     -         17,000
State of Ohio Water Development Revenue Refunding
   Bond, maturing on May 1, 2007.  The variable interest
   rate is tied to the bank's tax exempt weekly interest
   rate. The rate at September 30, 2003 is 1.10%.            8,000       8,000
State of Ohio Air Quality Bond, maturing on November 1,
   2025.  The variable interest rate is tied to the
   bank's tax exempt weekly interest rate.  The rate at
   September 30, 2003 is 1.10%.                              9,500       9,500
State of Ohio Water Development Revenue Refunding Bonds,
   maturing on November 1, 2025.  The variable interest
   rate is tied to the bank's tax exempt weekly interest
   rate.  The rate at September 30, 2003 is 1.10%.          12,200      12,200
State of Ohio Water Development Authority Solid Waste
   Revenue Bonds, maturing on July 1, 2032.  The
   variable interest rate is tied to the bank's tax
   exempt weekly interest rate.  The rate at
   September 30, 2003 is 1.12%.                             24,000      24,000
Fixed Rate Medium-Term Notes, Series A, due at various
   dates through May, 2028, with interest rates ranging
   from 6.20% to 7.76%.                                    292,000     292,000

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                         8.
Continued
Note 5 -- Long-term Debt and Other Financing Arrangements (continued)
                                                           Sep 30     Dec 31
                                                            2003       2002
                                                          --------   ---------
                                                         (Thousands of dollars)
Senior credit facility, maturing on December 31,
   2007.  The variable interest rate is LIBOR plus
   1.5%.  The rate at September 30, 2003 is 2.62%.          80,000        -
Unsecured notes, maturing on February 15, 2010,
   with a fixed interest rate of 5.75%.                    250,000        -
Fixed rate credit facility with Citic Industrial
   Bank, due at various dates through June 2004,
   with interest rates ranging from 4.54% to 5.84%.          8,373       5,455
Other                                                        8,632       5,711
                                                          --------    --------
                                                           709,705     373,866
Less:  Current Maturities                                   11,241      23,781
                                                          --------    --------
                                                          $698,464    $350,085
                                                          ========    ========
On December 19, 2002, the company entered into an Accounts Receivable
Securitization financing agreement (Asset Securitization), which provides for borrowings up to $125 million, limited to certain borrowing base calculations, and is secured by certain trade receivables.  Under the terms of the Asset
Securitization, the company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly owned consolidated subsidiary, that in turn uses the trade receivables to secure the borrowings, which are funded through a vehicle that issues commercial paper in the short-
term market.  As of September 30, 2003, there was $123 million outstanding under this facility.  This balance is reflected on the company's consolidated condensed balance sheet as of September 30, 2003 in short-term debt and commercial paper.  The yield on the commercial paper, which is the commercial paper rate plus program fees, is considered a financing cost, and is included in interest expense on the consolidated statements of operations.  This rate was
1.55% at September 30, 2003.
Under the $500 million senior credit facility, the company has three financial covenants:  consolidated net worth; leverage ratio; and fixed charge coverage ratio.  At September 30, 2003, the company was in compliance with the covenants under its senior credit facility and its other debt agreements.

Note 6 -- Income Tax Provision        Nine Months Ended    Three Months Ended
                                     Sep 30      Sep 30    Sep 30      Sep 30
                                      2003        2002      2003        2002
                                    --------    --------  --------    --------
                 U.S.                         (Thousands of dollars)
                    Federal          $(5,684)    $ 6,877   $(5,757)    $ 1,001
                    State & Local      1,291       1,688       963         551
                 Foreign              13,716       3,795     3,944       1,595
                                     -------     -------   -------     -------
                                     $ 9,323     $12,360   $  (850)    $ 3,147
                                     =======     =======   =======     =======
Taxes provided exceeded the U.S. statutory rate primarily due to unutilized losses at certain foreign operations and taxes paid to state and local jurisdictions.

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)
Continued                                                                  9.
                                                  Sep 30    Dec 31
Note 7 -- Shareholders' Equity                     2003      2002
                                                 --------  --------
Class I and Class II serial preferred stock    (Thousands of dollars)
without par value:
   Authorized -- 10,000,000 shares each class
   Issued - none                                 $   -     $   -
Common Stock without par value:
   Authorized -- 200,000,000 shares
   Issued (including shares in treasury)
      2003 - 85,576,114 shares
      2002 - 63,451,916 shares
   Stated Capital                                  53,064    53,064
   Other paid-in capital                          579,610   257,992
Less cost of Common Stock in treasury
      2003 -  2,593 shares
      2002 - 40,074 shares                            (46)     (739)
                                                 --------  --------
                                                 $632,628  $310,317
                                                 ========  ========

An analysis of the change in capital and earnings invested in the business is as follows:
                                               Common Stock       Earnings   Accumulated
                                                        Other     Invested      Other
                                              Stated   Paid-In     in the   Comprehensive   Treasury
                                             Capital   Capital    Business      Loss         Stock       Total
                                             -------   --------   --------    ----------    --------   ----------
                                                                    (Thousands of dollars)
Balance December 31, 2002                    $53,064   $257,992   $764,446     ($465,677)      ($739)    $609,086
Net Income                                                          13,985                                 13,985
Foreign currency translation adjustment                                           45,285                   45,285
Change in fair value of derivative financial
  instruments, net of reclassifications
  (net of income tax of $262)                                                      1,296                    1,296
                                                                                                        ----------
Total comprehensive income                                                                                 60,566
Dividends  - $0.39 per share                                       (30,500)                               (30,500)
Issuance of 37,481 shares from treasury
  and 78,225 shares from authorized related
  to stock option plans                                   1,608                                  693        2,301
Issuance of 22,045,973 shares from authorized
  to finance the Torrington acquisition                 320,010                                           320,010
                                             -------   --------   --------    ----------    --------   ----------
Balance September 30, 2003                   $53,064   $579,610   $747,931     ($419,096)       ($46)    $961,463
                                             =======   ========   ========    ==========    ========   ==========
The total comprehensive income (loss) for the three months ended September 30, 2003 and 2002 was $1,640,000 and
($17,759,000) respectively. Total comprehensive (loss) for the nine months ended September 30, 2002 was ($46,000).

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         10.
Continued
Note 8 -- Integration, Impairment and Restructuring Charges
The company has incurred restructuring and integration charges in 2003 as a result of integrating Torrington and addressing redundant processes and evaluating the cost structure of the combined operations.  Although costs associated with the closing of certain former Torrington plants are included in the purchase price accounting, restructuring and integration costs associated with Timken associates and plants are recognized in the income statement as described below.  The majority of these costs are being recognized in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal
Activities," as they relate to plans implemented in 2003.
Impairment and restructuring charges for the three months ended September 30,
2003 totaled $1.9 million and represented severance of $1.2 million for former
Timken associates in the Automotive Group, Industrial Group and corporate centers and $0.7 million for SFAS No. 88 and 106 curtailments for associates in corporate centers.  For the nine months ended September 30, 2003, impairment and restructuring charges totaled $2.7 million and represented severance of
$2.0 million for former Timken associates in the Automotive Group, Industrial
Group and corporate centers and $0.7 million for SFAS No. 88 and 106 curtailments for associates in corporate centers.  As of September 30, 2003, the majority of the remaining accrual balance was paid.  The company continues to evaluate its cost structure and may take further rationalization actions in the future.
In the third quarter of 2003, the company incurred total pretax integration and reorganization charges of $5.1 million, of which $4.8 million related to the acquisition of Torrington and $0.3 million was the result of the Duston, England plant closure.  Of this amount, $0.2 million was reported in the company's cost of products sold and $4.9 million was reported in selling, administrative and general expenses.  Reorganization charges for the third quarter of 2002 totaled
$4.4 million classified as cost of products sold ($2.1 million) and selling, administrative and general expenses ($2.3 million).
For the nine months ended September 30, 2003, the company incurred total pretax integration and reorganization charges of $28.9 million, of which $25.8 million related to the acquisition of Torrington and $3.1 million was the result of the
Duston, England plant closure.  Of this amount, $10.5 million was reported in the company's cost of products sold and $18.4 million was reported in selling, admin-
istrative and general expenses.  Reorganization charges for the nine months ended
September 30, 2002 totaled $14.3 million, classified as cost of products sold
($7.1 million) and selling, administrative and general expense ($7.2 million).
In April 2001, the company announced a strategic global refocusing of its manufacturing operations, which Timken refers to as its manufacturing strategy initiative (MSI) to establish a foundation for accelerating the company's growth initiatives.  This second phase of the company's transformation included creating focused factories for each product line or component, replacing specific manufacturing processes with state-of-the-art processes through the company's global supply chain, rationalizing production to the lowest total cost plants in the company's global manufacturing system and implementing lean manufacturing process redesign.  The company closed its bearing plants in Columbus, Ohio and
Duston, England, sold its tooling plant in Ashland, Ohio, and reduced employment by 1,824 associates by the end of 2002.  To implement the MSI initiatives during
2001 and 2002, the company incurred $107.4 million in cumulative impairment, restructuring and reorganization charges related to MSI and salaried workforce reduction programs.

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         11.
Continued
Note 8 -- Integration, Impairment and Restructuring Charges (continued)
For the three months ended September 30, 2002, the company incurred impairment and restructuring charges of $7.7 million, which were comprised of $3.7 million for SFAS No. 88 and 106 curtailments resulting from the sale of the Ashland, Ohio plant and the salaried workforce reduction, ($0.3) million for the reversal of severance cost related to associates who were previously included in the severance accrual but for whom severance was not paid as these associates subsequently retired or found other employment, and the following costs for the
Duston, England and Columbus, Ohio plant closures:  $1.2 million for separation costs, $0.4 million for exit costs and $2.7 million for asset impairment charges.
For the nine months ended September 30, 2002, the company incurred impairment and restructuring charges of $25.0 million, which were comprised of $5.4 million for
SFAS No. 88 and 106 curtailments resulting from the sale of the Ashland, Ohio plant and the salaried workforce reduction, ($1.3) million for the reversal of severance cost related to associates who were previously included in the severance accrual but for whom severance was not paid as these associates subsequently retired or found other employment, and the following costs for the
Duston, England and Columbus, Ohio plant closures:  $3.2 million for separation costs, $1.5 million for exit costs and $16.2 million for asset impairment charges.

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         12.
Continued
Note 9 -- Segment Information
With the acquisition of Torrington, the company reorganized two of its reportable segments - the Automotive and Industrial Groups. Timken's automotive aftermarket business is now part of the Industrial Group, which is managing the combined distribution operations. The company's sales to emerging markets, principally in central and eastern Europe and Asia, previously were reported as part of the Industrial Group. Beginning in the first quarter of 2003, emerging market sales to automotive original equipment manufacturers are now included in the Automotive Group. The primary measurement used by management to measure the financial performance of each Group is adjusted EBIT (earnings before interest and taxes excluding special items such as impairment and restructuring, reorganization and integration costs, one-time gains or losses on sales of assets, allocated payments received under the Continued Dumping and Subsidy
Offset Act (CDSOA), acquisition-related currency exchange gains, and other items similar in nature).  The segment results that follow for both 2003 and 2002 reflect the reporting reorganization described above.
(Thousands of Dollars)                  Nine Months Ended    Three Months Ended
                                        Sep 30     Sep 30     Sep 30    Sep 30
                                         2003       2002       2003      2002
Automotive Group                      ----------  --------   --------  --------
 Net sales to external customers      $1,021,458  $564,122   $346,804  $184,671
 Depreciation and amortization            53,768    25,817     23,664     8,624
 EBIT (loss), as adjusted                  7,398     3,416     (8,459)   (4,078)
Industrial Group
 Net sales to external customers      $1,080,951  $724,117   $386,407  $239,697
 Intersegment sales                          481      -           136      -
 Depreciation and amortization            43,243    34,451     17,176    11,669
 EBIT, as adjusted                        83,489    55,341     35,100    24,271
Steel Group
 Net sales to external customers      $  663,863  $616,938   $204,801  $204,223
 Intersegment sales                      105,371   123,655     31,815    42,623
 Depreciation and amortization            49,001    50,606     16,220    16,725
 EBIT (loss), as adjusted                 (1,826)   32,279     (5,609)    5,592
Profit Before Taxes
 Total EBIT, as adjusted, for reportable
   segments                               89,061    91,036     21,032    25,785
 Impairment and restructuring charges     (2,736)  (24,986)    (1,883)   (7,703)
 Integration/Reorganization expenses     (28,925)  (14,306)    (5,094)   (4,441)
 Gain (loss) on sale of assets             3,107      -           -         -
 CDSOA repayment                          (2,808)     -           -         -
 Acquisition-related unrealized
  currency exchange gains                  1,930      -           -         -
 Prior restructuring accrual reversal        (32)     -          (974)      -
 Interest expense                        (35,644)  (23,996)   (12,369)   (8,072)
 Interest income                             848       991        430       294
 Intersegment adjustments                 (1,493)   (1,394)    (3,267)     (879)
                                      ----------  --------   --------   -------
 Income (loss) before income taxes and
  cumulative effect of change in
  accounting principle                $   23,308  $ 27,345   $ (2,125) $  4,984
                                      ==========  ========   ========  ========

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         13.
Continued
Note 10 - Goodwill and Intangible Assets
The changes in the carrying amount of goodwill and indefinite lived intangible assets for the nine months ended September 30, 2003 are as follows:
(Thousands of Dollars)            Balance                              Balance
                                  12/31/02   Acquisition    Other      9/30/03
                                 ---------   -----------   -------    ---------
Goodwill:
Automotive                       $   1,633   $   59,460     $ 3,186   $  64,279
Industrial                         119,440       11,909       1,702     133,051
Steel                                8,870         -            631       9,501
                                 ---------   ----------    --------   ---------
                                 $ 129,943   $   71,369     $ 5,519   $ 206,831
                                 =========   ==========    ========   =========
The following table displays intangible assets as of September 30, 2003 and
December 31, 2002:
(Thousands of Dollars)                    As of September 30, 2003
                                     ----------------------------------
                                      Gross                       Net
                                     Carrying    Accumulated   Carrying
                                      Amount     Amortization   Amount
                                     --------    ------------  --------
Amortized intangible assets:
Automotive customer relationships    $ 27,107     $    (2,338) $ 24,769
Automotive unpatented technology       10,800            (671)   10,129
Automotive technology use              10,789            (613)   10,176
Automotive patents                     17,800          (1,154)   16,646
Automotive engineering drawings         3,000            (437)    2,563
Automotive trademarks                   2,146            (389)    1,757
Industrial customer relationships    $ 15,360     $      (455) $ 14,905
Industrial unpatented technology        7,200            (447)    6,753
Industrial patents                        450             (39)      411
Industrial land use rights              4,483          (1,032)    3,451
Industrial engineering drawings         2,000            (291)    1,709
Industrial trademarks                   1,476            (284)    1,192
Industrial know-how transfer              417            (358)       59
Steel trademarks                     $    432     $      (101) $    331
                                     --------     -----------  --------
                                     $103,460     $    (8,609) $ 94,851
                                     ========     ===========  ========
Unamortized intangible assets:
Goodwill                             $206,831     $       -    $206,831
Automotive trade names               $  1,970     $       -    $  1,970
Automotive land use rights                109             -         109
Automotive technology use                 480             -         480
Automotive patents                         71                        71
Industrial license agreements             955             -         955
                                     --------     -----------  --------
                                     $210,416     $       -    $210,416
                                     ========     ===========  ========
Total Intangible Assets              $313,876     $    (8,609) $305,267
                                     ========     ===========  ========

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         14.
Continued
Note 10 - Goodwill and Intangible Assets (continued)
                                          As of December 31, 2002
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
                                     ========     ===========  ========
Amortization expense for intangible assets was approximately $3.7 million for the three months ended September 30, 2003, and is estimated to be approximately
$8.7 million annually for the next five fiscal years.
Preliminary goodwill for Torrington is approximately $71.8 million at September
30, 2003.  The September 30, 2003 balances for the other intangible assets include a write-up of approximately $89.0 million based on the preliminary valuation of the identified intangible assets acquired in the Torrington acquisition.
Note 11 - Equity Investments
The company, prior to the Torrington acquisition, owned equity interests in certain joint ventures.  As part of the Torrington acquisition, several additional equity interests were acquired.  The balances related to investments accounted for under the equity method are reflected in other assets in the consolidated condensed balance sheets, which were approximately $28.2 million and $25.1 million at September 30, 2003 and December 31, 2002, respectively.
In July 2003, the company sold to NSK Ltd. its interest in a needle bearing manufacturing venture in Japan that had been operated by NSK and Torrington for
$146 million before taxes, which approximated the carrying value at the time of sale.  Since the company adjusted the carrying value of the investment through the purchase price allocation for Torrington, no gain was recognized on the statement of income.

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         15.
Continued
Note 11 - Equity Investments (continued)
The company is a guarantor of $27.5 million in debt for PEL Technologies, LLC
(PEL).  A $23.5 million letter of credit was guaranteed by the company to secure payment on Ohio Water Development Authority revenue bonds held by PEL, as well as a guarantee for a $4 million bank loan.  In case of default by PEL on either obligation, the company has agreed to pay existing balances due as of the date of default.  The letter of credit expires on July 22, 2006.  The bank loan obligation expires on the earlier of March 27, 2012 or on the date that PEL maintains a certain debt coverage ratio for a specified period.
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
Note 12 - Recent Accounting Pronouncements
In January 2003, the FASB issued Interpretation No. 46, "Consolidation of
Variable Interest Entities, an interpretation of Accounting Research Bulletin
No. 51" (the Interpretation).  The Interpretation requires the consolidation of variable interest entities in which an enterprise is the primary beneficiary.
The primary beneficiary absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity.
Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity.  In October 2003, the FASB deferred the implementation date of the
Interpretation until the end of the first annual period ending after December 15,
2003 for interests held by public entities in variable interest entities that were created before February 1, 2003.
During 2000 the company formed a joint venture, PEL, that has developed a a proprietary technology that converts iron units into engineered iron oxides for use in pigments, coatings and abrasives.  The company is currently evaluating the effects of the Interpretation on the accounting for its ownership interest in
PEL.  Based on its preliminary analysis, the company has concluded that PEL is a variable interest entity.  The company will perform an analysis to determine the primary beneficiary when it implements the Interpretation during the fourth quarter of 2003.

The company is a guarantor of $27.5 million in debt for PEL.  A $23.5 million letter of credit was guaranteed by the company to secure payment on Ohio Water
Development Authority revenue bonds held by PEL, as well as a guarantee for a
$4 million bank loan.  In case of default by PEL on either obligation, the company has agreed to pay existing balances due as of the date of default.
The letter of credit expires on July 22, 2006.  The bank loan obligation expires on the earlier of March 27, 2012 or on the date that PEL maintains a certain debt coverage ratio for a specified period.  The company's investment in PEL totals $18.5 million at September 30, 2003 and is reported in other assets on the consolidated condensed balance sheet.  Through September 30, 2003, the company recorded its proportional share (20.5%) of PEL's operating results using the equity method since the company does not own a majority voting interest in
PEL.  As of September 30, 2003, PEL's assets totaled $31.9 million.  PEL's current and long-term debt obligations, exclusive of its indebtedness to an affiliate and to Timken, totaled $38.1 million as of September 30, 2003.  As of
September 30, 2003, the company estimates that its maximum exposure to loss as a result of its involvement with PEL ranges between $15 million and $25 million, net of income taxes.

                                                                          16.
Management's Discussion and Analysis of Financial Condition and Results of
Operations
Results of Operations
---------------------
The results for both the third quarter 2003 and nine months ended September 30,
2003 were significantly impacted by the acquisition of Torrington, which was acquired on February 18, 2003.
Timken reported net sales of $938.0 million for the third quarter of 2003, an increase of 49.2% from $628.6 million in the third quarter of 2002.  Net sales for the nine months ended September 30, 2003 were $2.8 billion, an increase of
45.2% from $1.9 billion for the same period a year ago.  The company reported a loss before cumulative effect of change in accounting principle of $1.3 million or $0.01 per diluted share for the third quarter of 2003, compared to income of
$1.8 million or $0.03 per diluted share in the third quarter of 2002.  Income before cumulative effect of change in accounting principle for the nine months ended September 30, 2003 was $14.0 million or $0.17 per diluted share, compared to $15.0 million or $0.25 per diluted share for the same period in the prior year.  The company reported a net loss of $1.3 million or $0.01 per diluted share for the third quarter of 2003, compared to net income of $1.8 million or $0.03 per diluted share in the third quarter of 2002.  Net income for the nine months ended September 30, 2003 was $14.0 million or $0.17 per diluted share, compared to net income of $2.3 million or $0.04 per diluted share for the same period in the prior year.  Results for the nine months ended September 30, 2002 were negatively impacted by the $12.7 million or $0.21 per diluted share aftertax cumulative effect of change in accounting principle related to the adoption of
SFAS No. 142, "Goodwill and Other Intangible Assets."
The Automotive Group's results benefited from increased sales of tapered roller bearing products that were fueled by new product introductions, despite declines in light, medium and heavy truck production.  However, the Automotive Group's results were negatively impacted primarily by weakening passenger car production resulting from the Big 3 auto makers' actions to reduce inventories.  The
Automotive Group's results were also negatively impacted by new process start-up costs associated with a manufacturing joint venture formed to produce rings used in the manufacture of bearings.  The Industrial Group benefited from improved performance in Europe and in the rail business, continued growth in the automotive distribution business, exiting of low-margin business, and manufacturing cost reductions.  However, continuing weakness in North American industrial markets and high levels of distributor inventories for Torrington industrial products negatively impacted the Industrial Group's results.  The
Steel Group's results were negatively impacted by lower sales, high raw material and natural gas costs, changes in product mix, and lower capacity utilization.
Operating income for the third quarter of 2003 included $1.9 million for impairment and restructuring charges and $5.1 million for integration and reorganization charges.  In the third quarter of 2002, operating income included impairment and restructuring charges of $7.7 million and reorganization charges of $4.4 million.  Operating income for the nine months ended September 30, 2003 included $2.7 million for impairment and restructuring charges and $28.9 million for integration and reorganization charges.  For the nine months ended
September 30, 2002, operating income included impairment and restructuring charges of $25.0 million and reorganization charges of $14.3 million.
Net sales for the third quarter of 2003 of $938.0 million increased by
$309.4 million or 49.2% compared to $628.6 million in the third quarter of 2002.
For the nine months ended September 30, 2003, net sales of $2.8 billion increased

                                                                          17.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
by $861.1 million or 45.2% compared to $1.9 billion in the same period of the prior year.  The increases for both the three and nine months ended September 30,
2003 were primarily the result of the Torrington acquisition.  New product introductions in the Automotive Group and favorable impact of currency exchange and growth in certain markets in the Industrial Group also contributed to the sales increases.  Continuing weakness in North American industrial markets, weakening passenger car production, high levels of distributor inventories for
Torrington industrial products, and decreased customer demand for steel partially offset these increases.
Gross profit was $147.6 million (15.7% of net sales) in the third quarter of 2003 compared to $111.3 million (17.7% of net sales) in the third quarter of 2002.
Gross profit in the third quarter of 2003 was negatively impacted by high natural gas and raw material costs, changes in product mix and lower capacity utilization affecting the Steel Group, and the continuation of the excess costs associated with the restructuring of the company's manufacturing plants in the Automotive
Group.  Integration and reorganization charges included in gross profit totaled
$0.2 million and $2.1 million for the third quarter of 2003 and 2002, respectively.  Gross profit was $435.9 million (15.8% of net sales) for the nine months ended September 30, 2003, compared to $354.2 million (18.6% of net sales)
for the same period in the prior year.  For the nine months ended September 30,
2003, gross profit included integration charges of $6.9 million related to the
Torrington acquisition, of which $6.3 million related to the one-time write-up of
Torrington inventory, and $3.6 million in reorganization costs primarily related to the Duston, England site closure.  Reorganization charges included in gross profit for the nine months ended September 30, 2002 were $7.1 million.
Selling, administrative and general expenses were $128.5 million (13.7% of net sales) in the third quarter of 2003 compared to $87.4 million (13.9% of net sales) in the third quarter of 2002.  Although the amount of selling, administrative and general expenses increased in the third quarter of 2003 compared to the same period a year ago, the expenses as a percentage of net sales decreased slightly.  The increase in the total amount of selling, administrative and general expenses resulted from the addition of Torrington's financial results, costs incurred in the integration of Torrington, and the impact of currency exchange rates.  This increase was partially offset by a decrease in selling, administrative and general expenses related to Timken's business cost reductions achieved through the manufacturing strategy initiative
(MSI) and salaried workforce reduction initiatives.  Selling, administrative and general expenses in the third quarter of 2003 included $4.9 million of integration expenses related to the Torrington acquisition.  The third quarter of
2002 selling, administrative and general expenses included reorganization charges of $2.4 million related to the salaried workforce reduction.  Selling, administrative and general expenses were $368.9 million (13.3% of net sales) for the nine months ended September 30, 2003, compared to $266.4 million (14.0% of net sales) recorded in the same period a year ago.  Selling, administrative and general expenses for the nine months ended September 30, 2003 included
$18.4 million of integration expenses related to the Torrington acquisition.
The nine months ended September 30, 2002 selling, administrative and general expenses included reorganization charges of $7.2 million.
Impairment and restructuring charges for the third quarter of 2003 totaled
$1.9 million and represented severance of $1.2 million for former Timken associates in the Automotive and Industrial Groups and corporate centers and
$0.7 million in pension and postretirement curtailment expense for associates in corporate centers.  Third quarter of 2002 impairment and restructuring charges of
$7.7 million were comprised of $3.7 million for curtailment expense for pension and postretirement benefits resulting from the sale of the Ashland, Ohio plant and the salaried workforce reduction; ($0.3) million for the reversal of

                                                                          18.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
severance expense related to associates who were previously included in the severance accrual but for whom severance was not paid as these associates subsequently retired or found other employment; and the following costs for the
Duston, England and Columbus, Ohio plant closures:  $1.2 million for severance expense, $0.4 million for exit costs and $2.7 million for asset impairment expense.  For the nine months ended September 30, 2003, impairment and restructuring charges totaled $2.7 million and represented severance of
$2.0 million for former Timken associates in the Automotive and Industrial Groups and corporate centers and $0.7 million in pension and postretirement curtailment expense for associates in corporate centers.  For the nine months ended
September 30, 2002, impairment and restructuring charges of $25.0 million were comprised of $5.4 million for curtailment expense for pension and postretirement benefits resulting from the sale of the Ashland, Ohio plant and the salaried workforce reduction; ($1.3) million for the reversal of severance expense related to associates who were previously included in the severance accrual but for whom severance was not paid; and the following costs for the Duston, England and
Columbus, Ohio plant closures:  $3.2 million for severance expense, $1.5 million for exit costs and $16.2 million for asset impairment expense.
Third quarter of 2003 interest expense of $12.4 million increased by $4.3 million from $8.1 million in the third quarter of 2002.  For the nine months ended
September 30, 2003, interest expense of $35.6 million increased by $11.6 million from $24.0 million in the same period of the prior year.  The increases for both periods were primarily due to the additional debt incurred as a result of the
Torrington acquisition.
Third quarter of 2003 other expense of $7.5 million increased by $4.1 million from $3.4 million in the third quarter of 2002.  The increase was primarily due to higher loss from equity investments, which included new process start-up costs associated with a manufacturing joint venture that was formed to produce rings used in the manufacture of bearings.  Both the third quarter of 2003 and 2002 other expense includes losses from equity investments, currency exchange differences and losses on the disposal of assets.  For the nine months ended
September 30, 2003, other expense was $6.2 million and included losses from equity investments, a one-time repayment, due to a miscalculation by the U.S.
Treasury Department, of a portion of 2002 antidumping receipts received under the U.S. Continued Dumping and Subsidy Offset Act (CDSOA), losses on the disposal of assets, partially offset by acquisition-related currency exchange gains and a one-time gain of $5.4 million related to the sale of property in the United
Kingdom.  For the nine months ended September 30, 2002, other expense totaled
$12.5 million and included currency exchange losses, losses on the disposal of assets and losses from equity investments.
The effective tax rates were 40.0% and 45.2% for the nine months ended September
30, 2003 and 2002, respectively.  The effective tax rates for both the three months and nine months ended September 30, 2003 and 2002, respectively, exceeded the U.S. statutory tax rate primarily due to unutilized losses at certain foreign operations and taxes paid to state and local jurisdictions.
With the acquisition of Torrington, the company reorganized two of its reportable segments - the Automotive and Industrial Groups.  Timken's automotive aftermarket business is now part of the Industrial Group, which is managing the combined distribution operations.  The company's sales to emerging markets, principally in central and eastern Europe and Asia, previously were reported as part of the
Industrial Group.  Beginning in the first quarter of 2003, emerging market sales to automotive original equipment manufacturers are now included in the Automotive
Group.  The primary measurement used by management to measure the financial performance of each Group is adjusted EBIT (earnings before interest and taxes

                                                                          19.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
excluding special items such as impairment and restructuring, reorganization and integration costs, one-time gains or losses on sales of assets, allocated receipts received or payments made under the CDSOA, acquisition-related currency exchange gains, and other items similar in nature).  The segment results that follow for both 2003 and 2002 reflect the reporting reorganization described above.  Refer to Note 9 - Segment Information in this Form 10-Q for the reconciliation of adjusted EBIT by Group to consolidated income before income taxes and cumulative effect of change in accounting principle.
Automotive Group
The Automotive Group includes sales of bearings and other products and services
(other than steel) to automotive original equipment manufacturers.  The
Automotive Group net sales for the third quarter of 2003 increased 87.8% to
$346.8 million from $184.7 million in the third quarter of 2002.  The majority of the increase between periods resulted from the acquisition of Torrington.
The Automotive Group's results benefited from increased sales of tapered roller bearing products that were fueled by new product introductions, despite declines in light, medium and heavy truck production.  The Automotive Group was negatively affected by weakening passenger car production.  Net sales for the nine months ended September 30, 2003 increased 81.1% to $1.0 billion from $564.1 million from the same period in the prior year.  For the remainder of 2003, the company expects North American passenger car and light truck production to improve compared to the third quarter of 2003.
The Automotive Group had adjusted EBIT (loss) of ($8.5) million in the third quarter of 2003, compared to ($4.1) million in the third quarter of 2002.  The
Automotive Group's third quarter of 2003 adjusted EBIT (loss) was favorably impacted by the Torrington acquisition and new platform launches for light trucks, but this was more than offset by the new process start-up costs associated with a manufacturing joint venture formed to produce rings used in the manufacture of bearings and the continuation of excess costs associated with the restructuring of the company's manufacturing plants.  For the nine months ended September 30, 2003, adjusted EBIT was $7.4 million compared to $3.4 million in the same period of the prior year.  This increase was due primarily to the
Torrington acquisition, strength in light truck production in the first half of
2003 and new product launches.
In the third quarter of 2003, the Automotive Group's selling, administrative and general expenses were $21.1 million higher compared to the third quarter of 2002, and as a percentage of net sales, the selling, administrative and general expenses increased by 0.5%, compared to the third quarter of 2002.  This was primarily the result of the additional selling, administrative and general expenses incurred as a result of the acquisition of Torrington and the impact of currency exchange rates.  For the nine months ended September 30, 2003, the
Automotive Group's selling, administrative and general expenses were
$44.7 million higher compared to the same period a year ago primarily due to the acquisition of Torrington, although as a percentage of net sales, the selling, administrative and general expenses decreased by 1.2%, compared to the first nine months of 2002.
Industrial Group
The Industrial Group has global sales of bearings and other products and services
(other than steel) to a diverse customer base.  These include: industrial equipment, off-highway, rail, aerospace and defense customers.  The Industrial
Group also includes the financial results for Timken's distribution operations for products other than steel.  The Industrial Group's net sales, including intersegment sales, for the third quarter of 2003 were $386.5 million, an

                                                                          20.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
increase of 61.3% over the third quarter of 2002 net sales of $239.7 million. The majority of this increase resulted from the acquisition of Torrington.  The
Industrial Group results were favorably impacted by the effect of currency exchange rates and growth in the automotive distribution, defense and rail markets, partially offset by continued weakness in North American industrial markets and high levels of distributor inventories for Torrington industrial products. The company expects the high levels of distributor inventories for
Torrington industrial products to continue to negatively impact net sales through
2004.  Net sales, including intersegment sales, for the nine months ended
September 30, 2003 increased 49.3% to $1.1 billion from $724.1 million from the same period in the prior year.  For the remainder of 2003, the company expects that general industrial demand will remain flat.
For the third quarter of 2003, Industrial Group adjusted EBIT was $35.1 million, up from $24.3 million in the third quarter of 2002.  The increase in adjusted
EBIT is the result of growth in the automotive distribution business, improved performance in the rail business and in Europe, the exiting of low-margin business, and manufacturing cost reductions, partially offset by continued
weakness in the North American industrial markets and high levels of distributor inventories for Torrington industrial products. For the nine months ended
September 30, 2003, adjusted EBIT was $83.5 million compared to $55.3 million in the same period of the prior year.
In the third quarter of 2003, the Industrial Group's selling, administrative and general expenses were $19.7 million higher compared to the third quarter of 2002, although as a percentage of net sales, the selling, administrative and general expenses decreased by 1.6%. The increase in the total amount of selling, administrative and general expenses was primarily the result of the acquisition of Torrington and the impact of currency exchange rates. For the nine months ended September 30, 2003, the Industrial Group's selling, administrative and general expenses were $52.8 million higher compared to the same period a year ago primarily due to the acquisition of Torrington, although as a percentage of net sales, the selling, administrative and general expenses decreased by 0.8%.
Steel Group
The Steel Group's net sales, including intersegment sales, for the third quarter of 2003 decreased 4.1% to $236.6 million from $246.8 million in the third quarter of 2002. This sales decrease was primarily the result of lower intersegment sales.  Sales to automotive customers increased slightly from last year.  Sales to the bearing industry continued to be weak.  Sales to general industrial customers increased in the third quarter of 2003 compared to the same period a year ago as the Steel Group gained market share from its competition as the industry continued to restructure. Third quarter 2003 oil country sales increased from the same period a year ago.  Shipments to steel service centers and tool steel customers in the third quarter of 2003 decreased from the third quarter of
2002 and continued to be weak as a result of low overall industrial production.
The aerospace sector continued to be weak as a majority of the Steel Group demand relates to commercial airline applications. Net sales, including intersegment sales, for the nine months ended September 30, 2003 increased 3.9%
to $769.2 million from $740.6 million from the same period in the prior year.
For intersegment sales, the impact of the previously announced bearing manufacturing strategy initiative has affected the Steel Group, as expected.

                                                                          21.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
The Steel Group's intersegment sales to the Automotive Group have been negatively impacted by the Automotive Group converting a portion of its bearing production from tubing based processes to hot forming processes, which use solid bar.
Adjusted EBIT (loss) for the Steel Group was ($5.6) million in the third quarter of 2003, compared to $5.6 million in the third quarter of 2002.  The Steel
Group's results were negatively impacted by high natural gas and raw material costs, a decline in margins due to a change in product mix, lower sales, and lower capacity utilization.  Plant operations were curtailed intermittently to control labor costs and inventory levels in response to lower sales.  Steps were also taken to recover a portion of high raw material and energy costs through surcharges and price increases.  For the nine months ended September 30, 2003, adjusted EBIT (loss) was ($1.8) million compared to $32.3 million in the same period of the prior year.  For the remainder of 2003, the company expects raw material and energy costs to be high relative to the first nine months of 2003 and the fourth quarter of 2002.
Selling, administrative and general expenses for the Steel Group in the third quarter of 2003 were $2.3 million lower than the third quarter of 2002, and as a percentage of net sales, the selling, administrative and general expenses decreased by 0.6%.  This decrease was primarily due to the Steel Group's continued focus on controlling business cost spending.  For the nine months ended
September 30, 2003, the Steel Group's selling, administrative and general expenses were $6.3 million lower compared to the same period in the prior year, and as a percentage of net sales, the selling, administrative and general expenses decreased by 1.1%.

Financial Condition and Cash Flows
----------------------------------
Total assets as shown on the Consolidated Condensed Balance Sheets increased by approximately $1.1 billion from December 31, 2002.  The majority of this increase related to the acquisition of Torrington, which was purchased on February 18,
2003 for $840 million, before expenses and certain post-closing adjustments.
Accounts receivable have increased by $257.6 million since December 31, 2002.
The increase was due primarily to the acquisition of Torrington and the impact of currency exchange rate changes.  Inventory balances at the end of the third quarter 2003 increased by $252.0 million since December 31, 2002. Although the
Steel Group inventory balance decreased as a result of managing production in accordance with demand, this was more than offset by the increase in the
Automotive and Industrial Groups' inventory balances as of September 30, 2003.
The increase in these inventories was primarily due to the Torrington acquisition and the impact of currency exchange rate changes.
Property, plant and equipment increased $400.0 million to $1.6 billion at
September 30, 2003 due primarily to the Torrington acquisition.  Goodwill increased $76.9 million to $206.8 million at September 30, 2003 primarily as a result of the preliminary purchase price allocation for the Torrington acquisition.  Intangible assets, excluding goodwill and intangible pension asset, increased $93.2 million to $98.4 million at September 30, 2003 primarily as a result of intangible assets acquired in the Torrington acquisition.
Other assets increased by $79.2 million to $199.7 million as of September 30,
2003 due principally to other assets acquired in the acquisition of Torrington.
Prior to the Torrington acquisition, the company owned equity interests in certain joint ventures.  As part of the Torrington acquisition, several additional equity interests were acquired.  Equity investments are reviewed for impairment when circumstances (such as lower than expected financial performance

                                                                          22.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
or change in strategic direction) indicate that the net book value of the investment may not be recoverable.  If an impairment does exist, the equity investment is written down to its fair value with a corresponding charge to the statement of operations.  In July 2003, the company sold to NSK Ltd. its interest in NTC, a needle bearing manufacturing joint venture in Japan that had been operated by NSK and Torrington, for $146.3 million, before taxes.  Since the company adjusted the carrying value of this investment net of taxes through the purchase price allocation, no gain was recognized on the statement of income.
Accounts payable and other liabilities increased $175.6 million to $472.2 million at September 30, 2003 as a result of payables assumed in the acquisition of
Torrington, as well as timing of payments to suppliers.  Accrued expenses increased $176.2 million to $402.6 million at September 30, 2003, primarily as a result of amounts assumed in the acquisition of Torrington and the reclassification of the current portion of accrued pension cost from non-current liabilities.
Non-current accrued pension cost decreased by $164.2 million to $559.0 million at
September 30, 2003.  The decrease is primarily the result of pension contributions totaling $168.9 million.  Postretirement benefits cost increased by
$86.0 million to $497.3 million at September 30, 2003 primarily due to the additional liability incurred for plans related to active employees as a result of the Torrington acquisition.
As shown on the Consolidated Condensed Statement of Cash Flows, the increase in inventories used $13.0 million of cash during the first nine months of 2003.
The increase in accounts receivable used $57.5 million of cash during the first nine months of 2003.  Also, the impact of foreign currency translation was a use of $11.8 million of cash during the first nine months of 2003. Accounts payable and accrued expenses used $76.4 million of cash during the first nine months of
2003, primarily the result of a higher level of pension contributions in the first nine months of 2003 compared to the same period in the prior year.
Capital expenditures used $80.8 million of cash in the first nine months of 2003 compared to $54.1 million in the first nine months of 2002.  Although the company will continue to focus on further efficiency and productivity, it expects that capital expenditures for 2003 will be higher than 2002 due to the acquisition of
Torrington and new product development.  In July 2003, the company sold its interest in NTC for $146.3 million before taxes.
The 49.4% debt-to-total-capital ratio at September 30, 2003 was higher than the
43.1% at December 31, 2002.  Total debt increased by $478.2 million during the first nine months of 2003 to $939.4 million at September 30, 2003.  The increase was primarily due to the $520 million of debt incurred as a result of the
Torrington acquisition.  The components of the debt resulting from the acquisition were:  $250 million of seven-year unsecured notes; $145 million drawn from the new $500 million five-year senior credit facility; and a $125 million asset securitization facility put in place at the end of 2002 and drawn down in full in connection with the Torrington acquisition, which is included in short-
term debt on the condensed consolidated balance sheet.  Proceeds from the acquisition financing were also used to repay outstanding commercial paper at the date of the acquisition.  The remaining decrease in debt was the result of the sale of the NTC joint venture for $146.3 million, partially offset by pension contributions and capital expenditures.  The company expects that any cash requirements in excess of cash generated from operating activities will be met by the remaining availability under the senior credit facility.

                                                                          23.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
Under the $500 million senior credit facility, the company has three financial covenants: consolidated net worth; leverage ratio; and fixed charge coverage ratio.  These financial covenants became effective for the second quarter ending on June 30, 2003.  At September 30, 2003, the company was in compliance with the covenants under its senior credit facility and its other debt agreements.
In September 2003, Standard & Poor's Ratings Services said that it placed its
BBB- corporate credit and its other ratings on the company on CreditWatch with negative implications.  In October 2003, Moody's Investors Services lowered its rating of the company's debt from Baa3 to Ba1.  The ratings are on the company's senior unsecured debt and senior implied and senior unsecured issuer ratings.
Timken expects that the impact of the lowered ratings by Moody's on the company's earnings will be minimal, with only a slight increase in the cost of the company's revolving credit facility.  The company has no significant long-term debt payments coming due in the next three years and believes it has sufficient liquidity to meet its obligations.
The company's contractual debt obligations and contractual commitments outstanding as of September 30, 2003 are as follows (in millions):
                                     Payments Due by Period
                         Total    Less than      1-3       4-5      More than
                                    1 Year       Years    Years      5 Years
                        -------   ----------   ---------  -------   --------
Long-term Debt          $618.4         -         $84.3     $46.1     $488.0
Senior Credit Facility   $80.0         -            -      $80.0        -
Asset Securitization    $123.0      $123.0          -         -         -
Other Lines of Credit   $118.0      $118.0          -         -         -
Operating Leases         $62.0        $9.3       $16.7     $11.8      $24.2
Supply Agreement         $15.7        $6.8        $8.9        -         -
The company's capital lease obligations are immaterial.  At September 30, 2003, the company had available $355.9 million through a $500 million five-year senior credit facility with a syndicate of financial institutions.  Proceeds from the new senior credit facility were also used to repay commercial paper outstanding as of the acquisition date.  The company is also the guarantor of $27.5 million in debt for Pel Technologies, LLC, (PEL) an equity investment of the company, and an operating lease of a subsidiary's warehouse facility, which had future rental commitments of $16.1 million at September 30, 2003.  In connection with the sale of the company's Ashland tooling plant in 2002, the company entered into a
$25.9 million four-year supply agreement, which expires on June 30, 2006, pursuant to which the company purchases tooling from Ashland.
Total shareholders' equity increased by approximately $352.4 million since
December 31, 2002, primarily as a result of the issuance of 22 million common shares valued at approximately $320 million to finance the Torrington acquisition.  Other significant factors affecting shareholders' equity were net income of $14.0 million, a favorable non-cash foreign currency translation adjustment of $45.3 million, partially offset by payment of dividends of
$30.5 million.  For the nine months ended September 30, 2003, shareholders'
equity was positively impacted by the effect of currency exchange rates, primarily due to the strength of the Euro.
During the first nine months of 2003, the company did not purchase any shares of its common stock as authorized under the company's 2000 common stock purchase

                                                                          24.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
plan.  This plan authorizes the company to buy in the open market or in privately negotiated transactions up to four million shares of common stock, which are to be held as treasury shares and used for specified purposes.  The company may exercise this authorization until December 31, 2006.  The company does not expect to be active in repurchasing shares under this plan in the near-term.
In October 2003, the company announced the public offering of 12,895,973 shares of its common stock at a public offering price of $15.85 per share.  The shares offered included 9,395,973 shares held by Ingersoll-Rand Company, a selling stockholder, plus 3,500,000 shares issued and sold by the company.  The company has used the approximately $55.0 million in proceeds, net of underwriting discounts and commissions, it received from the offering to reduce debt.  The company did not receive any of the proceeds from the sale of common stock by the selling stockholder.  Ingersoll-Rand received the 9,395,973 shares earlier this year in connection with the company's acquisition of The Torrington
Company from Ingersoll-Rand.
Other Information
-----------------
Assets and liabilities of subsidiaries, other than Timken Romania, which is considered to operate in a highly inflationary economy, are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the quarter.
Related translation adjustments are reflected as a separate component of accumulated other comprehensive loss.  Foreign currency gains and losses resulting from transactions and the translation of financial statements of subsidiaries in highly inflationary countries are included in the consolidated results of operations.
Foreign currency exchange gains (losses) included in the company's operating results for the first nine months of 2003 totaled $1.8 million, of which
$1.9 million related to acquisition-related unrealized exchange gains, compared to ($5.3) million during the first nine months of 2002.  Also, for the first nine months of 2003, the company recorded a positive non-cash foreign currency translation adjustment of $45.3 million that increased shareholders' equity, compared to a negative non-cash foreign currency translation adjustment of
$2.7 million that decreased shareholders' equity in the first nine months of
2002.  The first nine months of 2003 was positively impacted by the effect of currency exchange rates, primarily the strength of the Euro.
In October 2003, the company announced that it reached an agreement in principle with Roller Bearing Company of America, Inc. for the sale of the company's fixed-wing catalog business, which includes certain assets at its Standard Plant in Torrington, Connecticut.
On November 7, 2003, the board of directors declared a quarterly cash dividend of
$0.13 per share, payable on December 2, 2003 to shareholders of record as of
November 21, 2003.  This will be the 326th consecutive dividend paid on the common stock of the company.
The company reviews its critical accounting policies throughout the year.  The company has concluded that there have been no changes to its critical accounting policies during the nine months ended September 30, 2003.

                                                                          25.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
Recent Accounting Pronouncements
--------------------------------
In January 2003, the FASB issued Interpretation No. 46, "Consolidation of
Variable Interest Entities, an interpretation of Accounting Research Bulletin
No. 51" (the Interpretation).  The Interpretation requires the consolidation of variable interest entities in which an enterprise is the primary beneficiary.
The primary beneficiary absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interest in the entity.
Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity.  In October 2003, the FASB deferred the implementation date of the
Interpretation until the end of the first annual period ending after December 15,
2003 for interests held by public entities in variable interest entities that were created before February 1, 2003.
During 2000 the company formed a joint venture, PEL, that has developed a proprietary technology that converts iron units into engineered iron oxides for use in pigments, coatings and abrasives.  The company is currently evaluating the effects of the Interpretation on the accounting for its ownership interest in PEL.
Based on its preliminary analysis, the company has concluded that PEL is a variable interest entity.  The company will perform an analysis to determine the primary beneficiary when it implements the Interpretation during the fourth quarter of 2003.

The company is a guarantor of $27.5 million in debt for PEL.  A $23.5 million letter of credit was guaranteed by the company to secure payment on Ohio Water
Development Authority revenue bonds held by PEL, as well as a guarantee for a
$4 million bank loan.  In case of default by PEL on either obligation, the company has agreed to pay existing balances due as of the date of default.  The letter of credit expires on July 22, 2006.  The bank loan obligation expires on the earlier of March 27, 2012 or on the date that PEL maintains a certain debt coverage ratio for a specified period.  The company's investment in PEL totals
$18.5 million at September 30, 2003 and is reported in other assets on the consolidated condensed balance sheet.  Through September 30, 2003, the company recorded its proportional share (20.5%) of PEL's operating results using the equity method since the company does not own a majority voting interest in PEL.
As of September 30, 2003, PEL's assets totaled $31.9 million.  PEL's current and long-term debt obligations, exclusive of its indebtedness to an affiliate and to
Timken, totaled $38.1 million as of September 30, 2003.  As of September 30,
2003, the company estimates that its maximum exposure to loss as a result of its involvement with PEL ranges between $15 million and $25 million, net of income taxes.
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
i)  additional factors described in greater detail: on pages S-20 to S-28 in the company's Registration Statement and included Prospectus Supplement dated
    February 12, 2003 relating to the offering of the company's 5.75% notes due
    2010; on pages S-7 to S-16 in the Prospectus Supplement dated October 15,
    2003 relating to an offering of the company's common shares; in the company's
    Annual Report on Form 10-K for the year ended December 31, 2002; in the company's Annual Report; or in the company's Quarterly Reports on Form 10-Q for the quarters ended June 30, 2003 and March 31, 2003.
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

                                                                          27.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
          Refer to information appearing under the caption "Management's
          Discussion and Analysis of Financial Condition and Results of
          Operations" on pages 16-26 of this Form 10-Q.  Furthermore, a discussion of market risk exposures is included in Part II,
          Item 7A, "Quantitative and Qualitative Disclosure about Market
          Risk," of the Company's 2002 Annual Report on Form 10-K.  There
          have been no material changes in reported market risk since the inclusion of this discussion in the Company's 2002 Annual Report on Form 10-K referenced above.
Item 4.  Controls and Procedures
          As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act rule 13a-15(e).  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.  There have been no significant changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting during the Company's most recent fiscal quarter.

                                                                          28.
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
               32    Certifications of James W. Griffith, President and Chief
                     Executive Officer, and Glenn A. Eisenberg, Executive Vice
                     President-Finance and Administration (principal financial
                     officer) of The Timken Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         (b)   Reports on Form 8-K:
               On October 23, 2003, the company furnished a Form 8-K regarding
               Results of Operations and Financial Condition, which contained a press release announcing the company's third quarter of 2003 results.

                                                                           29.
         (b)   Reports on Form 8-K (continued):
               On October 17, 2003, the company filed a Form 8-K regarding Other
               Events, which contained the underwriting agreement among the company, Ingersoll-Rand Company and Morgan Stanley & Co.
               Incorporated relating to (i) the public offering, issuance and sale by the company of 3,500,000 shares of its common stock and
               (ii) the public offering and resale by Ingersoll-Rand Company of
               9,395,973 shares of the company's common stock.
               On September 22, 2003, the company furnished a Form 8-K regarding
               Regulation FD Disclosure, which contained the correction of a typographical error in the press release that the company issued on September 18, 2003.
               On September 19, 2003, the company furnished a Form 8-K regarding
               Regulation FD Disclosure, which contained a press release
               announcing that the company lowered its earnings outlook for 2003 and changes in its Automotive Group.
               On September 12, 2003, the company filed a Form 8-K regarding
               Other Events and Regulation FD Disclosure, which contained unaudited pro-forma financial information for the six months ended June 30, 2003, and for the year ended December 31, 2002, which related to the company's acquisition of Torrington.
               On September 12, 2003, the company filed a Form 8-K regarding
               Results of Operations and Financial Condition, which contained the disclosures required under Regulation G since the company on that date filed a registration statement that incorporated by reference certain periodic filings that contained a "non-GAAP financial measure".
               On September 12, 2003, the company filed a Form 8-K regarding
               Other Events and Regulation FD Disclosure, which contained segment information for the years ended and as of December 31,
               2002, 2001 and 2000, reflecting the reorganization of its
               Automotive and Industrial Groups.
               On July 24, 2003, the company furnished a Form 8-K regarding
               Results of Operations and Financial Condition, which contained a press release announcing the company's second quarter of 2003 results.
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

                                         The Timken Company
                                  _______________________________

Date      November 10, 2003        BY  /s/  James W. Griffith
      ________________________    _______________________________
                                   James W. Griffith
                                   President and Chief Executive Officer,
                                   and Director

Date      November 10, 2003        BY  /s/  Glenn A. Eisenberg
      ________________________    _______________________________
                                   Glenn A. Eisenberg
                                   Executive Vice President - Finance and
                                   Administration (Principal Financial Officer)