Form 10-K
period 2003-12-31
TIMKEN CO
filed 2004-03-03
CIK 98362

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-K
   (Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
   For the fiscal year ended December 31, 2003
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

                                                                        i
The aggregate market value of the voting stock held by all shareholders other than shareholders identified under Item 12 of this Form 10-K as of
June 30, 2003 was $1,296,756,035 (representing 74,058,026 shares).
Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of February 27, 2004.
Common Stock without par value--89,358,292 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the year ended
December 31, 2003, are incorporated by reference into Parts I and II.
Portions of the proxy statement for the annual meeting of shareholders to be held on April 20, 2004, are incorporated by reference into Part III.
Exhibit Index may be found on Pages 20 through 25.

                                                                         ii

                               THE TIMKEN COMPANY
                           INDEX TO FORM 10-K REPORT

                                                                          PAGE
                                                                          ----
I.   PART I.

II.  PART II.
     Item 5.  Market for Registrant's Common Equity and Related
              Stockholder Matters........................................  15
     Item 6.  Selected Financial Data....................................  15
     Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................  15
     Item 7A. Quantitative and Qualitative Disclosures about Market Risk.  15
     Item 8.  Financial Statements and Supplementary Data................  16
     Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................  16
     Item 9A. Controls and Procedures....................................  16
III. Part III.
     Item 10. Directors and Executive Officers of the Registrant.........  17
     Item 11. Executive Compensation.....................................  17
     Item 12. Security Ownership of Certain Beneficial Owners and

IV.  Part IV.
     Item 15. Exhibits, Financial Statement Schedules and Reports on
              Form 8-K...................................................  20

PART 1                                                                   1
 ______
  Item 1.  Description of Business
  ________________________________
  Certain statements set forth in this document (including the company's fore-
  casts, beliefs and expectations) that are not historical in nature are
  "forward-looking" statements within the meaning of the Private Securities
  Litigation Reform Act of 1995.  The company cautions readers that actual results may differ materially from those expressed or implied in forward-
  looking statements made by or on behalf of the company due to a variety of important factors, such as:
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
   c)  the effects of fluctuations in customer demand on sales, product mix and prices in the industries in which the company operates.  This includes the effects of customer strikes, the impact of changes in industrial business cycles and whether conditions of fair trade continue in the
       U.S. market.
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
   i)  additional factors described in greater detail on pages S-20 to S-28 in the company's Registration Statement and Prospectus Supplement dated
       February 12, 2003 relating to the offering of the company's 5.75% notes due 2010; or on pages S-7 to S-16 in the Prospectus Supplement dated
       October 15, 2003 relating to an offering of the company's common shares.
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
  Timken had facilities in 29 countries on six continents, and employed approx-
  imately 26,000 people, as of December 31, 2003.
  On February 18, 2003, the company completed the acquisition of the Engineered
  Solutions business of Ingersoll-Rand Company Limited,  including certain of its joint venture interests, operating assets and subsidiaries, including
  The Torrington Company.  This business, referred to as Torrington, is a leading worldwide producer of needle roller, heavy-duty roller and ball bearings and motion control components and assemblies.  Timken paid
  $700 million in cash, subject to post-closing purchase price adjustments, and issued $140 million of its common stock (9,395,973 shares) for Torrington.
  The company financed the $700 million cash component of the Torrington acquisition through a public offering of 12,650,000 common shares, an offering of $250 million seven-year senior unsecured notes, a five-year revolving credit facility and a $125 million securitized accounts receivable facility.

                                                                       3

  Torrington is a leading global manufacturer of needle roller bearings. It produces a wide range of bearings sold under a number of brand names, including Torrington needle roller bearings, Torrington heavy-duty roller bearings, Nadella precision needle roller bearings and linear motion solutions and Fafnir ball bearings and housed units.  Torrington also produces a variety of precision motion control components and assemblies, such as steering shaft assemblies and steering column shafts. Torrington sells its products directly or through authorized distributors to automotive and industrial manufacturers, as well as to aftermarket users throughout the world.
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
  Spherical and Cylindrical Bearings.  Timken Romania produces spherical and cylindrical roller bearings for large gear drives, rolling mills and other process industry and infrastructure development applications.  Timken's cylindrical and spherical roller bearing capability has been significantly enhanced with the acquisition of Torrington's broad range of spherical and heavy-duty cylindrical roller bearings for standard industrial and specialized applications.  These products are sold worldwide to OEMs, and industrial distributors serving major industries, including construction and mining, natural resources, defense, pulp and paper production, rolling mills and general industrial goods.
  Needle Bearings.  With the acquisition of Torrington, the company has become a leading global manufacturer of highly engineered needle roller bearings.
  Torrington produces a broad range of radial and thrust needle roller bearings, as well as bearing assemblies, which are sold to OEMs and industrial distributors worldwide. Major applications include products for the automotive, consumer product, construction and agriculture and general industrial goods industries.

                                                                        5
  Products (cont.)
  ________________
  Bearing Reconditioning.  A small part of the business involves providing bearing reconditioning services for industrial and railroad customers, both internationally and domestically.  These services account for less than 5%
  of the company's net sales for the year ended December 31, 2003.
  Steel products include steels of low and intermediate alloy, vacuum-processed alloys, tool steel and some carbon grades.  These products are available in a wide range of solid and tubular sections with a variety of lengths and finishes.  These steel products are used in a wide array of applications, in-
  cluding bearings, automotive transmissions, engine crankshafts, oil drilling, aerospace and other similarly demanding applications.  Approximately 13% of
  Timken's steel production is consumed in its bearing operations.
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
  Geographical Financial Information
  __________________________________
  Information appearing under the caption "Geographic Financial Information,"
  on Page 54 of the Annual Report to Shareholders for the year ended
  December 31, 2003 is incorporated herein by reference.
  Sales and Distribution
  ______________________
  Timken's products in the Automotive Group and Industrial Group are sold principally by its own internal sales organization.  Timken's sales organization consists of a separate sales force for each business Group.
  Traditionally, a main focus of the company's sales strategy has consisted of collaborative projects with customers.  For this reason, Timken's sales forces are primarily located in close proximity to its customers rather than at production sites.  In some instances, the sales forces are located inside customer facilities.  Timken's sales force is highly trained and knowledge-
  able regarding all bearings products and associates assist customers during the development and implementation phases and provide support on an ongoing basis.  Torrington also has located its sales force in close proximity to its customers.
  A major portion of the customer shipments are made directly from Timken's warehouses located in a number of cities in the United States, Canada, the
  United Kingdom, France, Mexico, Singapore, Argentina, Australia, Brazil,
  Germany, and China.  However, a growing number of shipments are made directly from plant locations.  The warehouse inventories are augmented by authorized distributor and jobber inventories throughout the world that provide local

                                                                         6
  Sales and Distribution (cont.)
  ______________________________
  availability when service is required.  The majority of Torrington shipments are made directly from plant locations.
  The company has a joint venture in North America focused on joint logistics and e-business services.  This alliance is called Colinx, and was founded by
  Timken, SKF, INA and Rockwell Automation.  The e-business service was launched in April 2001, and is focused on information and business services for authorized distributors in the Industrial Group.  The company also has another e-business joint venture in Europe which focuses on information and business services for authorized distributors in the Industrial Group.  This alliance, which Timken founded together with SKF AB, Sandvik AB, Industriewerk
  Schaffler INA-Ingenieurdienst GmBH and Reliance is called Endorsia.com
  International AB.
  Timken's steel products are sold principally by its own sales organization.
  Most orders are customized to satisfy customer-specific applications and are shipped directly to customers from Timken's steel manufacturing plants.
  Approximately 13% of Timken's steel production is consumed in its bearing operations.  In addition, sales are made to other anti-friction bearing com-
  panies and to the aircraft, automotive and truck, construction, forging, oil and gas drilling, and tooling industries.  Sales are also made to steel service centers.
  Timken has entered into individually negotiated contracts with some of its customers in its Automotive Group, Industrial Group and Steel Group.
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
  Industry Segments
  _________________
  The company has three reportable segments:  Automotive Group, Industrial Group and Steel Group.  Segment information in Note 14 of the Notes to Consolidated
  Financial Statements on pages 54 and 55 of the Annual Report to Shareholders for the year ended December 31, 2003, is incorporated herein by reference.
  Export sales from the U.S. and Canada are less than 10% of revenue.  The company's Automotive and Industrial Groups' businesses have historically participated in the global bearing industry, while the Steel Group has concentrated primarily on U.S. customers.  However, over the past few years, the Steel Group has acquired non-U.S. companies, such as Timken Alloy Steel -
  Europe, in Leicester, England, which specializes in the manufacturing of seamless mechanical tubing, and Lecheres Industries SAS, the parent company of Bamarec S.A., a precision component manufacturer based in France.
  Timken's non-U.S. operations are subject to normal international business risks not generally applicable to domestic business.  These risks include

                                                                         7
  Industry Segments (cont.)
  _________________________
  currency fluctuation, changes in tariff restrictions, difficulties in establishing and maintaining relationships with local distributors and dealers, import and export licensing requirements, difficulties in staffing and managing geographically diverse operations, and restrictive regulations by foreign governments, including price and exchange controls.
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
  Competition within the steel industry, both domestically and globally, is intense and is expected to remain so.  More than 30 U.S. steel companies have declared bankruptcy in recent years and have either ceased production or, more often, been acquired by other companies.  Global production overcapacity is also likely to continue, which, combined with the high levels of steel imports into the United States, has exerted downward pressure on domestic steel prices and has resulted in, at times, a dramatic narrowing, or with many companies, the elimination, of gross margins.  Timken's worldwide competitors for seamless mechanical tubing include Copperweld, Plymouth Tube,
  V & M Tube, Sanyo Special Steel, Ovako Steel and Tenaris.  Competitors for
  steel bar products include North American producers such as Republic,
  Mac Steel, North Star Steel and a wide variety of off-shore steel producers who import into North America.  Competitors in the precision steel market include Metaldyne, Linamar and overseas companies such as Showa Seiko, SKF and FormFlo.  In the specialty steel category, manufacturers compete for sales of high-speed, tool and die and aerospace steels.  High-speed steel competitors in North America and Europe include Erasteel, Bohler and
  Crucible.  Tool and die steel competitors include Crucible, Carpenter
  Technologies and Thyssen.  The principal competitors for Timken's aerospace products include Ellwood Specialty, Slater/Atlas and Patriot (formerly
  Republic Technologies, Inc.).
  Maintaining high standards of product quality and reliability while keeping production costs competitive is essential to Timken's ability to compete with domestic and foreign manufacturers in both the anti-friction bearing and steel businesses.
   Trade Law Enforcement
  In the second quarter of 2000, the U.S. International Trade Commission (ITC)
  voted to revoke the bearing industry's anti-dumping orders on imports of tapered roller bearings from Japan.  The ITC determined that revocation of the anti-dumping duty orders on tapered roller bearings from Japan was not likely to lead to continuation or recurrence of material injury to the domestic industry within a reasonably foreseeable time.  The company has

                                                                        8
  Competition (cont.)
  ___________________
  filed an appeal of the ITC's decision regarding Japan, which is still pending.
  The ITC upheld the anti-dumping duty order against China, which will be up for review again starting in 2005.
  Also in the second quarter of 2000, the ITC voted to continue the bearing industry's anti-dumping orders on imports of ball bearings from France,
  Germany, Italy, Japan, Singapore, and the United Kingdom.  Some producers in those six countries filed a court appeal of these decisions, which is still pending.  The court remanded the issue to the ITC in 2003, and the ITC, upon further consideration, unanimously upheld the continuation of the six orders.  The ITC's further analysis is now back at the court for review as part of the proceedings.  Separately, these six continuing ball bearing anti-
  dumping orders will be up for review again starting in 2005.
  In June 2001, President Bush directed the ITC to initiate an investigation on steel imports under Section 201 of the U.S. Trade Act,  and called for multilateral negotiations to reduce global excess steel capacity and to address market-distorting factors in world steel trade.  In late October
  2001, the ITC voted and affirmed that injury had been caused by surges of low-priced imports of hot-rolled and cold-finished steel bars.  Hot-rolled bars are a major product line for the company's Steel Group business, which also manufactures some cold-finished bar products.  On March 5, 2002,
  President Bush signed a proclamation imposing tariffs on hot and cold-finished bar imports.  The relief granted with respect to these product categories was to establish three years of tariffs at 30%, 24% and 18%.  The ITC vote on the presence of injury with respect to tool steels was 3-3, and as a consequence, no relief was granted with respect to tool steels, which is a major product line for the Timken Latrobe Steel subsidiary in Latrobe, Pennsylvania.  Steel made in Mexico, Canada and developing nations was generally exempt from the tariffs announced.  In December 2003, President Bush announced an immediate end to the safeguard remedies.

   Continued Dumping and Subsidy Offset Act
  The Continued Dumping and Subsidy Offset Act (CDSOA) provides for distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers.  The company reported CDSOA receipts, net of expenses, of
  $65.6 million, $50.2 million and $29.6 million in 2003, 2002 and 2001, respectively.  In addition, amounts received in 2003 were net of a one-time repayment, due to a miscalculation by the U.S. Treasury Department, of funds received by the company in 2002.  The amounts received in 2003 related to the original Timken tapered roller, ball and cylindrical bearing businesses and the Torrington tapered roller bearing business.
  It is expected that in March 2004, Timken will receive a payment delayed from
  2003 of $7.7 million relating to Torrington's bearing business other than its tapered roller bearing business.  This is the net amount after taking into account the terms of the agreement under which the company purchased the
  Torrington business, which provided that Timken must deliver to the seller of the Torrington business 80% of any Torrington-related payments received relating to 2003 and 2004.
  The company cannot predict whether it will receive any payments under CDSOA later in 2004 or if so, in what amount.  In September 2002, the World Trade
  Organization (WTO) ruled that such payments are not consistent with

                                                                        9
  Competition (cont.)
  ___________________
  international trade rules.  The U.S. Trade Representative appealed this ruling; however, the WTO upheld the ruling on January 16, 2003.
  Joint Ventures
  _______________
  On April 8, 2002, Timken announced an agreement with NSK Ltd. to form Timken-
  NSK Bearings (Suzhou) Co. Ltd. to build a plant near Shanghai, China to manu-
  facture certain tapered roller bearing product lines.  Construction of the plant began in December 2002, and production began in the first quarter of
  2004.  Ownership of this joint venture is divided evenly between NSK Ltd.
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
  As part of the Torrington acquisition, several additional equity interests were acquired, one of which was a needle bearing manufacturing venture in
  Japan, NTC, that had been operated by NSK Ltd. and Torrington.  In July 2003, the company sold its interest in NTC to NSK for approximately $146.3 million, pre-tax.
  Backlog
  _______
  The backlog of orders of Timken's domestic and overseas operations is estimated to have been $1.33 billion at December 31, 2003, and $1.05 billion at December 31, 2002.  Actual shipments are dependent upon ever-changing production schedules of the customer.  Accordingly, Timken does not believe that its backlog data and comparisons thereof as of different dates are reliable indicators of future sales or shipments.
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
  The principal raw materials used by Timken in steel manufacturing are scrap metal, nickel and other alloys.  The availability and prices of raw materials and energy resources are subject to curtailment or change due to, among other things, new laws or regulations, suppliers' allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels.  For example, the weighted average price of scrap metal decreased 19.6% from 2000 to 2001, increased 8.1% from 2001 to 2002 and increased 19.2% from 2002 to 2003.  Prices for raw materials and energy resources continue to remain high.  The company expects that it

                                                                        10
  Raw Materials (cont.)
  _____________________
  will be able to pass a portion of these increased costs through to customers in the form or price increases or raw material surcharges.
  Moreover, disruptions in the supply of raw materials or energy resources could temporarily impair the company's ability to manufacture its products for its customers or require the company to pay higher prices in order to obtain these raw materials or energy resources from other sources, which could thereby affect the company's sales and profitability.  Any increase in the prices for such raw materials or energy resources could materially affect the company's costs and therefore its earnings.
  Timken believes that the availability of raw materials and alloys are adequate for its needs, and, in general, it is not dependent on any single source of supply.
  Research
  ________
  Timken's major research center, located in Canton, Ohio near its world head-
  quarters, is engaged in research on bearings, steels, manufacturing methods and related matters.  Research facilities are also located at the Timken
  Aerospace & Super Precision Bearings New Hampshire plants; the Colmar, France plant; the Latrobe, Pennsylvania plant; the Ploiesti, Romania plant; the
  Vierzon, France plant; the Kunsebeck, Germany plant; and facilities in
  Norcross, Georgia; Torrington, Connecticut; and Bangelore, India.
  Expenditures for research, development and testing amounted to approximately
  $53 million in 2003 and 2002 and $54 million in 2001.  The company's research program is committed to the development of new and improved bearing and steel products, as well as more efficient manufacturing processes and techniques and the expansion of applications for existing products.
  Environmental Matters
  _____________________
  The company continues to protect the environment and comply with environ-
  mental protection laws.  Additionally, it has invested in pollution control equipment and updated plant operational practices.  The company is committed to implementing a documented environmental management system worldwide and to becoming certified under the ISO 14001 standard to meet or exceed customer requirements.  By the end of 2003, 31 of the company's plants had obtained ISO 14001 certification.
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
  The company has been designated as a potentially responsible party by the EPA for site investigation and remediation at certain sites under the Comprehen-
  sive Environmental Response, Compensation and Liability Act (CERCLA), known as the Superfund, or state laws similar to CERCLA. The claims for remediation have been asserted against numerous other entities, which are believed to

                                                                        11
  Environmental Matters (cont.)
  _____________________________
  be financially solvent and are expected to fulfill their proportionate share of the obligation.  Management believes any ultimate liability with respect to all pending actions will not materially affect the company's operations, cash flows or consolidated financial position.  Furthermore, the company believes it has established adequate reserves to cover its environmental expenses and has a well-established environmental compliance audit program, which includes a proactive approach to bringing its domestic and international units to higher standards of environmental performance.  This program measures performance against local laws as well as standards that have been established for all units worldwide. The company is also conducting voluntary environmental investigations or remediations at a number of current or former operating sites.  Any liability with respect to such investigations and remediations, in the aggregate, is not expected to be material to the operations or financial position of the company.
  New laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements may require the company to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on Timken's business, financial condition or results of operations.
  Patents, Trademarks and Licenses
  ________________________________
  Timken owns a number of U.S. and foreign patents, trademarks and licenses relating to certain of its products.  While Timken regards these as items of importance, it does not deem its business as a whole, or any industry segment, to be materially dependent upon any one item or group of items.
  Employment
  __________
  At December 31, 2003, Timken had approximately 26,000 associates. Twenty-one percent of Timken's U.S. associates are covered under collective bargaining agreements.
  Available Information
  _____________________
  Timken's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934
  are available, free of charge, on Timken's website at www.timken.com as soon as reasonably practicable after electronically filing such material with the
  Securities and Exchange Commission.

                                                                        12
  Item 2.  Properties
  ___________________
  Timken has Automotive Group, Industrial Group and Steel Group manufacturing facilities at multiple locations in the United States and in a number of countries outside the United States.  The aggregate floor area of these facilities worldwide is approximately 19,431,000 square feet, all of which, except for approximately 1,498,000 square feet, is owned in fee.  The facilities not owned in fee are leased.  The buildings occupied by Timken are principally made of brick, steel, reinforced concrete and concrete block construction.  All buildings are in satisfactory operating condition in which to conduct business.
  Timken's Automotive and Industrial Groups' manufacturing facilities in the
  United States are located in Bucyrus, Canton, New Philadelphia, and Niles,
  Ohio; Altavista, Virginia; Randleman and Iron Station, North Carolina;
  Carlyle, Illinois; South Bend, Indiana; Gaffney, South Carolina; Keene and
  Lebanon, New Hampshire; Mascot, Tennessee; Lenexa, Kansas; Ogden, Utah;
  Orange, California; and Sanford, Florida.  These facilities, including the research facility in Canton, Ohio, and warehouses at plant locations, have an aggregate floor area of approximately 4,380,000 square feet.  The manufacturing facilities acquired in the Torrington acquisition increased floor area by approximately 3,486,000 square feet and include the following:
  Rockford, Illinois; Watertown and Torrington, Connecticut; Syracuse, New York;
  Clinton, Union, Honea Path, and Walhalla, South Carolina; Cairo, Norcross,
  Sylvania, Ball Ground, and Dahlonega, Georgia; Pulaski, Tennessee; and
  Rutherfordton, North Carolina.  The company ceased production at the
  Rockford, Illinois location during 2003.
  Timken's Automotive and Industrial Groups' manufacturing plants outside the
  United States are located in Benoni, South Africa; Brescia, Italy; Colmar,
  France; Northampton and Wolverhampton, England; Medemblik, The Netherlands;
  Ploiesti, Romania; Mexico City, Mexico; Sao Paulo, Brazil; Singapore;
  Jamshedpur, India; Sosnowiec, Poland; St. Thomas, Canada; and Yantai, China.
  The facilities, including warehouses at plant locations, have an aggregate floor area of approximately 3,679,000 square feet.  The manufacturing facilities acquired in the Torrington acquisition increased floor area by approximately 1,746,000 square feet and include the following: Westfalen,
  Germany; Olomouc, Czech Republic; Vierzon, Maromme and Moult, France; Bilbao,
  Spain; Darlington and Wolverhampton, England; Toronto and Bedford, Canada;
  Nova Friburgo, Brazil; and Wuxi, China.  The company ceased production at the Darlington, England location during 2003.
  Timken's Steel Group's manufacturing facilities in the United States are located in Canton, Eaton, Wauseon, Wooster, and Vienna, Ohio; Columbus, North
  Carolina; White House, Tennessee; and Franklin and Latrobe, Pennsylvania.
  These facilities have an aggregate floor area of approximately 5,386,000 square feet.
  Timken's Steel Group's manufacturing facilities outside the United States are located in Leicester and Sheffield, England; and Fougeres and Marnaz, France.
  These facilities have an aggregate floor area of approximately 754,000 square feet.
  In addition to the manufacturing and distribution facilities discussed above, Timken owns warehouses and steel distribution facilities in the
  United States, United Kingdom, France, Singapore, Mexico, Argentina,
  Australia, Brazil, Germany, and China, and leases several relatively small warehouse facilities in cities throughout the world.

                                                                        13
  Properties (cont.)
  __________________

  During 2003, the widespread incentive programs on light trucks and increasing demand for heavy trucks drove the increase in North American demand.
  Automotive plant utilization was higher in 2003 compared to 2002 as a result of this demand.  In 2003, Industrial plant utilizations were between 70% and
  80%, comparable to 2002.  In 2003, Steel plant utilizations were between 70%
  and 85%, varying by business and product, slightly better than 2002.
  Item 3.  Legal Proceedings
  __________________________
  The company is involved in various claims and legal actions arising in the ordinary course of business.  In the opinion of management, the ultimate dis-
  position of these matters will not have a material adverse effect on the company's consolidated financial position or results of operations.
  Item 4.  Submission of Matters to a Vote of Security Holders
  ____________________________________________________________
  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.
  Item 4A.  Executive Officers of the Registrant
  ______________________________________________
  The officers are elected by the Board of Directors normally for a term of one year and until the election of their successors.  All officers, except for one, have been employed by Timken or by a subsidiary of the company during the past five-year period.  The Executive Officers of the company as of February 13, 2004, are as follows:
                                       Current Position and Previous
   Name                Age             Positions During Last Five Years
   ___________________ ___     ____________________________________________

   J. W. Griffith      50      1998  Group Vice President - Bearings -
                                        North American Automotive, Asia
                                        Pacific and Latin America;
                               1999  President and Chief Operating Officer;
                                        Director;
                               2002  President and Chief Executive Officer;
                                        Director.

                                                                        14
  Executive Officers of the Registrant (cont.)
  ____________________________________________
                                       Current Position and Previous
   Name                Age             Positions During Last Five Years
   ___________________ ___     ____________________________________________

   M. C. Arnold        47      1998  Vice President - Bearings - Business
                                        Process Advancement;
                               2000  President - Industrial Group.
   S. B. Bailey        44      1998  Director - Finance;
                               1999  Director - Finance and Treasurer;
                               2000  Treasurer;
                               2001  Corporate Controller;
                               2002  Senior Vice President - Finance and
                                        Controller.
   W. R. Burkhart      38      1998  Director of Affiliations and Acquisitions;
                               2000  Senior Vice President and General Counsel.
   G. A. Eisenberg     42      1998  President - Test Instrumentation Segment;
                                        Executive Vice President and Chief
                                        Financial Officer, United Dominion
                                        Industries, a manufacturer of
                                        proprietary engineered products;
                               1999  President and Chief Operating Officer,
                                        United Dominion Industries;
                               2002  Executive Vice President - Finance and
                                        Administration, The Timken Company.
   R. W. Lindsay       47      1998  Managing Director - Central and Eastern
                                        Europe;
                               1999  Vice President - Organizational
                                        Advancement;
                               2002  Senior Vice President - Human Resources
                                        and Organizational Advancement.
   S. J. Miraglia, Jr. 53      1998  Group Vice President - Bearings -
                                        North American Industrial and Super
                                        Precision;
                               1999  Senior Vice President - Technology.
   W. J. Timken, Jr.   36      1998  Vice President - Latin America;
                               2000  Corporate Vice President - Office of the
                                        Chairman;
                               2002  Corporate Vice President - Office of the
                                        Chairman; Director;
                               2003  Executive Vice President and President -
                                        Steel Group; Director.

                                                                       15
PART II
_______
  Item 5.  Market for Registrant's Common Equity and Related Stockholder
  ______________________________________________________________________
           Matters
           _______
  The company's common stock is traded on the New York Stock Exchange (TKR).
  The estimated number of record holders of the company's common stock at
  December 31, 2003, was 7,485. The estimated number of beneficial shareholders at December 31, 2003, was 42,184.
  High and low stock prices and dividends for the last two fiscal years are presented in the Quarterly Financial Data schedule on Page 59 of the Annual
  Report to Shareholders for the year ended December 31, 2003, and are incorporated herein by reference.
  Information regarding the company's stock compensation plan is presented in
  Notes 1 and 9 to the Consolidated Financial Statements on Pages 38 and 48 of
  the Annual Report to Shareholders for the year ended December 31, 2003, and is incorporated herein by reference.
  Item 6.  Selected Financial Data
  ________________________________
  The Summary of Operations and Other Comparative Data on Pages 60-61 of the
  Annual Report to Shareholders for the year ended December 31, 2003, is incorporated herein by reference.
  Item 7.  Management's Discussion and Analysis of Financial Condition and
  ________________________________________________________________________
           Results of Operations
           _____________________
  Management's Discussion and Analysis of Financial Condition and Results of
  Operations on Pages 21-33 of the Annual Report to Shareholders for the year ended December 31, 2003, is incorporated herein by reference.

  Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
  ____________________________________________________________________
  Information appearing under the caption "Management's Discussion and
  Analysis of Other Information" appearing on Pages 31-33 of the Annual
  Report to Shareholders for the year ended December 31, 2003, is incorporated herein by reference.

                                                                         16
  Item 8.  Financial Statements and Supplementary Data
  ____________________________________________________
  The Quarterly Financial Data schedule included on Page 59, the
  Consolidated Financial Statements of the registrant and its subsidiaries on Pages 34-37 and the Notes to Consolidated Financial Statements on Pages
  38-57 of the Annual Report to Shareholders for the year ended
  December 31, 2003, are incorporated herein by reference.
  Item 9.  Changes in and Disagreements with Accountants on Accounting
  ____________________________________________________________________
           and Financial Disclosure
           ________________________
  Not applicable.
  Item 9A.  Controls and Procedures
  __________________________________
  As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the
  Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to
  Exchange Act Rule 13a-15(e).  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the
  Company's disclosure controls and procedures were effective as of the end of the period covered by this report.  There have been no significant changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting during the Company's most recent fiscal quarter.

                                                                         17
PART III
________
  Item 10.  Directors and Executive Officers of the Registrant
  ____________________________________________________________
  Required information is set forth under the captions "Election of Directors"
  on Pages 4-8 and "Section 16(a) Beneficial Ownership Report Compliance" on
  Pages 34-35 of the proxy statement filed in connection with the annual meeting of shareholders to be held April 20, 2004, and is incorporated herein by reference.  Information regarding the executive officers of the registrant is included in Part I hereof.  Information regarding the Company's Audit
  Committee and its Audit Committee Financial Expert is set forth on page 8 of the proxy statement filed in connection with the annual meeting of share-
  holders to be held April 20, 2004, and is incorporated herein by reference.
  The General Policies and Procedures of the Board of Directors of the Company
  and the charters of its Audit Committee, Compensation Committee and Nominating
  and Governance Committee are also available on its website at www.timken.com and are available to any shareholder upon request to the Corporate Secretary.
  The information on the Company's website is not incorporated by reference into this Annual Report on Form 10-K.
  The Company has adopted a code of ethics that applies to all of its employees, including its principal executive officer, principal financial officer and principal accounting officer, as well as its directors.  The Company's code of ethics, The Timken Company Standards of Business Ethics Policy, is
  available on its website at www.timken.com.  The Company intends to disclose any amendment to, or waiver from, the code of ethics that applies to its principal executive officer, principal financial officer or principal accounting officer otherwise required to be disclosed under Item 10 of
  Form 8-K by posting such amendment or waiver, as applicable, on its website.
  Item 11.  Executive Compensation
  ________________________________
  Required information is set forth under the captions "Executive Compensation"
  on Pages 12-23 and "Comparison of Five Year Cumulative Total Return" on
  Page 24 of the proxy statement filed in connection with the annual meeting of shareholders to be held April 20, 2004, and is incorporated herein by reference.

  Item 12.  Security Ownership of Certain Beneficial Owners and Management and
  ____________________________________________________________________________
            Related Stockholder Matters
            ___________________________
  Required information, including with respect to institutional investors owning more than 5% of the company's Common Stock, is set forth under the caption "Beneficial Ownership of Common Stock" on Pages 10-11 of the proxy statement filed in connection with the annual meeting of shareholders to be held April 20, 2004, and is incorporated herein by reference.

                                                                         18
  Item 12.  Security Ownership of Certain Beneficial Owners and Management and
  ____________________________________________________________________________
            Related Stockholder Matters (cont.)
            ___________________________________
                      Equity Compensation Plan Information
  The table below sets forth certain information regarding the following equity compensation plan of the company as of December 31, 2003:  The Timken
  Company Long-Term Incentive Plan, as Amended and Restated as of January 30,
  2002 (the "LTIP"), pursuant to which the company has made equity compensation available to eligible persons.  The company does not have any equity compensation plans that have not been approved by security holders.
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

                         (a)                  (b)                   (c)
Equity compensation
 plans approved by
 security holders     8,538,270 (1)        $18.63            1,555,559 (2)/(3)

  (1)  The Common Shares set forth in column (a) do not include any payouts that may be made in connection with the company's Performance Units because such payouts may be made in cash or, under some circumstances, may not be made at all.
  (2)  The Common Shares set forth in column (c) represent those remaining available under the LTIP, which authorizes the Compensation Committee to make awards of Option Rights, Appreciation Rights, Restricted Shares, Deferred
  Shares, and Performance Shares.  Awards may be credited with dividend equivalents payable in the form of Common Shares.  In addition, under the
  LTIP nonemployee directors are entitled to awards of Restricted Shares,
  Common Shares and Option Rights pursuant to a formula set forth in that plan.
  The maximum number of Common Shares that may be issued under the LTIP as
  Restricted Shares and Deferred Shares cannot (after taking any forfeitures into account and excluding automatic awards of Restricted Shares to non-
  employee directors) exceed 10% of the 11,700,000 Common Shares previously authorized for issuance under the LTIP.  As of December 31, 2003, 683,810
  Common Shares remained available for future issuance as Restricted Shares or Deferred Shares.
  (3)  The company also maintains the Director Deferred Compensation Plan and the Deferred Compensation Plan pursuant to which directors and employees, respectively, may defer receipt of Common Shares authorized for issuance under the LTIP.  The table does not include separate information about these plans because they merely provide for the deferral, rather than the issuance, of Common Shares to be issued under the LTIP.

                                                                         19
  Item 13.  Certain Relationships and Related Transactions
  ________________________________________________________
  Required information is set forth under the captions "Election of Directors"
  on Pages 4-8 and "Executive Loan" on Page 19 of the proxy statement issued in connection with the annual meeting of shareholders to be held April 20, 2004, and is incorporated herein by reference.
  Item 14.  Principal Accountant Fees and Services
  _________________________________________________
  Required information regarding fees paid to and services provided by the Company's independent auditor during the years ended December 31, 2003 and 2002 and the pre-approval policies and procedures of the Audit Committee of the
  Company's Board of Directors is set forth on page 34 of the proxy statement issued in connection with the annual meeting of shareholders to be held
  April 20, 2004, and is incorporated herein by reference.

                                                                        20
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
        (4)     Credit Agreement dated as of December 31, 2002 among The Timken
                Company, as Borrower, Various Financial Institutions, as Banks,
                and Bank of America, N.A. and Keybank National Association, as
                Co-Administrative Agents was filed on March 27, 2003 with
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
        (4.6)   Second Amendment Agreement dated as of February 7, 2003 among
                The Timken Company, as Borrower, Various Financial
                Institutions, as Banks, and Keybank National Association, as
                Agent was filed on March 27, 2003 with Form 10-K (Commission
                File Number 1-1169), and is incorporated herein by reference.
        (4.7)   Indenture dated as of February 18, 2003, between The Timken
                Company and The Bank of New York, as Trustee, Providing for
                Issuance of Notes in Series was filed on March 27, 2003 with
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
                Management Contracts and Compensation Plans
                ___________________________________________
        (10)    The Management Performance Plan of The Timken Company for
                Officers and Certain Management Personnel, as revised on
                December 18, 2002 was filed on March 27, 2003 with Form 10-K
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

                                                                        23
   Listing of Exhibits (cont.)
   ___________________________
                Management Contracts and Compensation Plans (cont.)
                ___________________________________________________
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
        (10.18) The Timken Company Senior Executive Management Performance
                Plan effective January 1, 1999, and approved by shareholders
                April 20, 1999 was filed as Appendix A to Proxy Statement
                filed on February 28, 1999 (Commission File Number 1-1169),
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
        (10.26) Restricted Shares Agreement entered into with Curt J.
                Andersson was filed on March 28, 2002 with Form 10-K
                (Commission File Number 1-1169), and is incorporated herein by reference.
        (10.27) The form of The Timken Company 1996 Deferred Compensation Plan
                Election Agreement as adopted on December 17, 2003.  Each
                differs only as to name and date executed.
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
                Eisenberg was filed on March 27, 2003 with Form 10-K
                (Commission File Number 1-1169), and is incorporated herein by reference.
        (10.34) The form of The Timken Company Director Deferred Compensation
                Plan Election Agreement was filed on May 15, 2003 with Form
                10-Q (Commission File Number 1-1169), and is incorporated
                herein by reference.  Each differs only as to name and date executed.
        (10.35) Non-Executive Chairman Agreement entered into with
                W. R. Timken, Jr.
        (10.36) Amendment to The Timken Company 1996 Deferred Compensation Plan.
        (12)    Ratio of Earnings to Fixed Charges.
        (13)    Annual Report to Shareholders for the year ended December 31,
                2003 (only to the extent expressly incorporated herein by
                reference).
        (21)    A list of subsidiaries of the registrant.
        (23)    Consent of Independent Auditors.
        (24)    Power of Attorney.
        (31.1)  Principal Executive Officer's Certifications pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.
        (31.2)  Principal Financial Officer's Certifications pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002.
        (32)    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
   (b)  Reports on Form 8-K:
        On October 17, 2003, the company filed a Form 8-K regarding the execution of a Purchase Agreement relating to a public offering of common stock by the company and a selling shareholder.
        On October 23, 2003, the company furnished a Form 8-K regarding Results of Operations and Financial Condition, which contained a press release announcing the company's third quarter 2003 results.
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
By   /s/ James W. Griffith              By  /s/ Glenn A. Eisenberg
     ________________________________       ________________________________
     James W. Griffith                      Glenn A. Eisenberg
     Chief Executive Officer and            Executive Vice President - Finance
     Director                               and Administration (Principal
                                            Financial Officer)
Date          March 3, 2004             Date            March 3, 2004
     ________________________________       _______________________________
                                        By  /s/ Sallie B. Bailey
                                            _________________________________
                                             Sallie B. Bailey
                                             Senior Vice President - Finance
                                             (Principal Accounting Officer)
                                        Date            March 3, 2004
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
By  /s/ Stanley C. Gault*                By  /s/ John M. Timken, Jr.*
    ______________________________           _______________________________
    Stanley C. Gault      Director           John M. Timken, Jr.    Director
Date          March 3, 2004          Date               March 3, 2004
By  /s/ John A. Luke, Jr.*               By  /s/ Ward J. Timken*
    ______________________________           _______________________________
    John A. Luke, Jr.     Director           Ward J. Timken         Director
Date          March 3, 2004          Date               March 3, 2004
    /s/ Robert W. Mahoney*               By  /s/ Ward J. Timken, Jr.*
    ______________________________           _______________________________
    Robert W. Mahoney     Director           Ward J. Timken, Jr.    Director
Date          March 3, 2004          Date               March 3, 2004
By  /s/ Jay A. Precourt*                 By  /s/ W. R. Timken, Jr.*
    ______________________________           _______________________________
    Jay A. Precourt       Director           W. R. Timken, Jr.      Director
Date          March 3, 2004          Date               March 3, 2004
By  /s/ Joseph W. Ralston*               By  /s/ Joseph F. Toot, Jr.*
    ______________________________           _______________________________
    Joseph W. Ralston     Director           Joseph F. Toot, Jr.    Director
Date          March 3, 2004          Date               March 3, 2004
By  /s/ Frank C. Sullivan*               By
    ______________________________           _______________________________
    Frank C. Sullivan     Director           Martin D. Walker       Director
Date          March 3, 2004          Date
                                         By  /s/ Jacqueline F. Woods*
                                             _______________________________
                                             Jacqueline F. Woods    Director
                                     Date               March 3, 2004
                                       * By  /s/ Glenn A. Eisenberg
                                         ___________________________________
                                         Glenn A. Eisenberg, attorney-in-fact
                                         By authority of Power of Attorney
                                         filed as Exhibit 24 hereto
                                         Date           March 3, 2004

                           ANNUAL REPORT ON FORM 10-K
                       ITEM 15(a)(1) AND (2), (c) AND (d)
                        LIST OF FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE
                                CERTAIN EXHIBITS
                          FINANCIAL STATEMENT SCHEDULE
                          YEAR ENDED DECEMBER 31, 2003
                               THE TIMKEN COMPANY
                                  CANTON, OHIO

FORM 10-K-ITEM 15(a)(1) AND (2)
THE TIMKEN COMPANY AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of The Timken Company and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 2003, are incorporated by reference in Item 8:
 Consolidated statements of operations-Years ended December 31, 2003, 2002 and
  2001
 Consolidated balance sheets-December 31, 2003 and 2002
 Consolidated statements of cash flows-Years ended December 31, 2003, 2002 and 2001
 Consolidated statements of shareholders' equity-Years ended December 31, 2003,
  2002 and 2001
 Notes to consolidated financial statements-December 31, 2003
The consolidated financial statement Schedule II-Valuation and qualifying accounts of The Timken Company and subsidiaries is included in Item 15(d).
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         Report of Independent Auditors

To the Board of Directors and Shareholders
The Timken Company

We have audited the accompanying consolidated balance sheets of The Timken
Company and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003.  Our audits also included the financial statement schedule listed in the Index at Item
15(a).  These financial statements and schedule are the responsibility of the company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Timken
Company and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 8 to the consolidated financial statements, "Goodwill and
Other Intangible Assets," the Company adopted Statement of Financial Accounting
Standards No. 142, "Goodwill and Other Intangible Assets" effective
January 1, 2002.

                                                      /s/  ERNST & YOUNG LLP
Canton, Ohio
February 5, 2004

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
                                                    Additions
                             Balance at    Charged to   Charged to Other
                            Beginning of    Costs and      Accounts--    Deductions--  Balance at End
       Description             Period       Expenses       Describe         Describe     of Period
                                                     (Thousands of dollars)
Year ended December 31, 2003:
 Reserves and allowances
  deducted from asset accounts:
   Allowance for
     uncollectible accounts $ 14,386     $   5,392  (1)    $  9,695 (4)  $  5,516 (5)    $ 23,957
   Allowance for surplus
     and obsolete inventory    8,095         5,306  (2)      22,695 (4)     5,113 (6)      30,983
   Valuation allowance
     on deferred tax assets   22,491         9,090  (3)         -              -           31,581
                              ______        ______           ______        ______          ______
                            $ 44,972     $  19,788         $ 32,390      $ 10,629        $ 86,521
                              ======        ======           ======        ======          ======
Year ended December 31, 2002:
 Reserves and allowances
  deducted from asset accounts:
   Allowance for
     uncollectible accounts $ 14,976      $  4,752 (1)                   $  5,342 (5)    $ 14,386
   Allowance for surplus
     and obsolete inventory    6,389         4,986 (2)                      3,280 (6)       8,095
   Valuation allowance
     on deferred tax assets   34,756         6,914 (3)                     19,179 (7)      22,491
                              ______        ______                         ______          ______
                            $ 56,121      $ 16,652                       $ 27,801        $ 44,972
                              ======        ======                         ======          ======
Year ended December 31, 2001:
 Reserves and allowances
  deducted from asset accounts:
   Allowance for
     uncollectible accounts $ 11,259      $ 10,025 (1)                   $  6,308 (5)    $ 14,976
   Allowance for surplus
     and obsolete inventory    6,999         3,090 (2)                      3,700 (6)       6,389
   Valuation allowance
     on deferred tax assets   18,084        20,219 (3)                      3,547 (7)      34,756
                              ______        ______                         ______          ______
                            $ 36,342      $ 33,334                       $ 13,555        $ 56,121
                              ======        ======                         ======          ======
(1)  Provision for uncollectible accounts included in expenses.
(2)  Provision for surplus and obsolete inventory included in expenses.
(3)  Increase in valuation allowance is recorded as a component of the provision for income taxes.
(4)  The opening balance from the Torrington acquisition.
(5)  Actual accounts written off against the allowance--net of recoveries.
(6)  Inventory items written off against the allowance.
(7)  Reduction in valuation allowance due to utilization of foreign net operating losses previously reserved.