Form 10-Q
period 2004-03-31
TIMKEN CO
filed 2004-05-10
CIK 98362

                                                                           1.
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.   20549
                                   FORM 10Q
   [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended March 31, 2004
                                      or
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
   Common shares outstanding at March 31, 2004, 89,402,739.

PART I.  FINANCIAL INFORMATION                                             2.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
                                                          Mar 31       Dec 31
                                                           2004         2003
ASSETS                                                 ----------    ----------
Current Assets                                          (Thousands of dollars)
Cash and cash equivalents...........................      $35,015       $28,626
Accounts receivable, less allowances,
(2004-$22,957; 2003-$23,957)........................      691,167       602,262
Deferred income taxes...............................       50,033        50,271
Inventories.........................................      718,183       695,946
                                                       ----------    ----------
          Total Current Assets......................    1,494,398     1,377,105
Property, plant and equipment.......................    3,514,925     3,501,551
 Less allowances for depreciation...................    1,931,696     1,892,957
                                                       ----------    ----------
                                                        1,583,229     1,608,594
Goodwill............................................      202,853       173,099
Other intangible assets.............................      195,443       197,993
Deferred income taxes...............................      149,282       148,802
Other assets........................................      200,429       184,196
                                                       ----------    ----------
      Total Assets..................................   $3,825,634    $3,689,789
                                                       ==========    ==========
LIABILITIES
Current Liabilities
Accounts payable and other liabilities..............     $511,902      $425,157
Short-term debt and current portion of long-term debt     188,123       121,194
Accrued expenses....................................      509,436       508,205
                                                       ----------    ----------
          Total Current Liabilities.................    1,209,461     1,054,556
Noncurrent Liabilities
Long-term debt......................................      624,141       613,446
Accrued pension cost................................      368,622       424,414
Accrued postretirement benefits cost................      482,028       476,966
Other noncurrent liabilities........................       34,346        30,780
                                                       ----------    ----------
          Total Noncurrent Liabilities..............    1,509,137     1,545,606
Shareholders' Equity
Common stock........................................      693,110       689,160
Earnings invested in the business...................      775,705       758,849
Accumulated other comprehensive loss................     (361,779)     (358,382)
                                                       ----------    ----------
          Total Shareholders' Equity................    1,107,036     1,089,627
      Total Liabilities and Shareholders' Equity....   $3,825,634    $3,689,789
                                                       ==========    ==========

PART I.  FINANCIAL INFORMATION Continued                                   3.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)                                                        Three Months Ended
                                                                 Mar 31        Mar 31
                                                                  2004          2003
                                                               ----------    ----------
                                           (Thousands of dollars, except per share data)
Net sales...................................................   $1,098,785    $  838,007
Cost of products sold.......................................      896 262       700,245
                                                               ----------    ----------
   Gross Profit.............................................      202 523       137,762
Selling, administrative and general expenses................      142,703       112,767
Impairment and restructuring charges .......................          730          -
                                                               ----------    ----------
   Operating Income.........................................       59,090        24,995
Interest expense............................................      (11,391)      (10,161)
Interest income.............................................          246           210
Other expense (income)......................................       (2,025)        3,854
                                                               ----------    ----------
   Income Before Income Taxes ..............................       45,920        18,898
Provision for income taxes..................................       17,450         7,559
                                                               ----------    ----------
Net Income .................................................   $   28,470    $   11,339
                                                               ==========    ==========
 Earnings Per Share*........................................       $ 0.32        $ 0.15
 Earnings Per Share - assuming dilution**...................       $ 0.32        $ 0.15
 Dividends Per Share........................................       $ 0.13        $ 0.13
                                                               ==========    ==========
*  Average shares outstanding...............................   89,265,382    74,444,132
** Average shares outstanding - assuming dilution...........   90,137,140    74,613,170

PART I.  FINANCIAL INFORMATION Continued                                   4.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                            Three Months Ended
Cash Provided (Used)                                        Mar 31      Mar 31
                                                             2004        2003
                                                           --------    --------
OPERATING ACTIVITIES                                      (Thousands of dollars)
Net income ............................................... $ 28,470    $ 11,339
Adjustments to reconcile net income to net cash
(used) provided by operating activities:
 Depreciation and amortization............................   53,928      41,265
 Loss (gain) on disposals of property, plant and equipment    1,807      (5,734)
 Provision (credit) for deferred income taxes.............    1,118      (2,100)
 Stock issued in lieu of cash to employee benefit plans...    1,188         715
 Changes in operating assets and liabilities:
  Accounts receivable.....................................  (87,328)    (54,614)
  Inventories.............................................  (15,767)    (22,463)
  Other assets............................................   (5,287)    (10,201)
  Accounts payable and accrued expenses...................   (3,283)     53,973
  Foreign currency translation loss (gain)................    1,476     (1,859)
                                                           --------    --------
   Net Cash (Used) Provided by Operating Activities.......  (23,678)     10,321
INVESTING ACTIVITIES
 Capital expenditures.....................................  (24,449)    (22,998)
 Proceeds from disposals of property, plant and equipment.      700       9,895
 Other ...................................................   (2,799)     (2,064)
 Acquisitions.............................................   (1,549)   (718,952)*
                                                           --------    --------
   Net Cash Used by Investing Activities..................  (28,097)   (734,119)
FINANCING ACTIVITIES
 Cash dividends paid to shareholders......................  (11,614)     (8,252)
 Issuance of common stock for acquisition.................      -       180,220*
 Accounts receivable securitization financing borrowings..   68,000     125,000
 Accounts receivable securitization financing payments....  (30,000)        -
 Payments on long-term debt...............................  (37,150)       (124)
 Proceeds from issuance of long-term debt.................   48,570     424,553
 Short-term debt activity - net...........................   18,329     (36,939)
                                                           --------    --------
   Net Cash Provided by Financing Activities..............   56,135     684,458
Effect of exchange rate changes on cash...................    2,029         577
Increase (Decrease) in Cash and Cash Equivalents..........    6,389     (38,763)
Cash and Cash Equivalents at Beginning of Period..........   28,626      82,050
                                                           --------    --------
Cash and Cash Equivalents at End of Period................ $ 35,015    $ 43,287
                                                           ========    ========
*  Excluding $140 million of common stock (9,395,973 shares) issued to
   Ingersoll-Rand Company, in conjunction with the acquisition.

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                         5.
Note 1 -- Basis of Presentation
The accompanying consolidated condensed financial statements (unaudited) for
The Timken Company (the company) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments
(consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included.  For further information, refer to the consolidated financial statements and footnotes included in the company's annual report on Form 10-K for the year ended December 31, 2003.
Note 2 -- Stock-Based Compensation
The company utilizes the disclosure-only provisions of Statement of Financial
Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation."
The company has elected to follow Accounting Principles Board (APB) Opinion
No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock options to key associates and directors.  Under APB
Opinion No. 25, whenever the market price of the company's stock options equals the market price of the underlying common stock on the date of grant, no compensation expense is required.
The effect on net income and earnings per share as if the company had applied the fair value recognition provisions of SFAS No. 123 is as follows:
                                Three months ended
                                       Mar 31
                                  2004          2003
                                --------      --------
(Thousands of dollars)
Net income, as reported         $ 28,470       $11,339
Add:  Stock-based employee
  compensation expense, net
  of related taxes                   190           451
Deduct:  Total stock-based
  employee compensation
  expense determined under
  fair value based methods
  for all awards, net of
  related tax effects             (1,002)       (1,217)
                                --------      --------
Pro forma net income            $ 27,658       $10,573
                                ========      ========
Earnings per share:
  Basic and diluted -
    as reported                   $ 0.32        $ 0.15
  Basic and diluted -
    pro forma                     $ 0.31        $ 0.14

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                         6.
Continued
Note 3 -- Acquisition
On February 18, 2003, the company acquired Ingersoll-Rand Company Limited's
(IR's) Engineered Solutions business, a leading worldwide producer of needle roller, heavy-duty roller and ball bearings, and motion control components and assemblies for approximately $840 million, plus $26.0 million of acquisition costs incurred in connection with the acquisition.
The company paid IR $700 million in cash, subject to post-closing purchase price adjustments, and issued $140 million of its common stock (9,395,973 shares) to
Ingersoll-Rand Company, a subsidiary of IR.  To finance the cash portion of the transaction the company utilized, in addition to cash on hand:  $180.0 million, net of underwriting discounts and commissions, from a public offering of
12.65 million shares of common stock at $14.90 per common share; $246.9 million, net of underwriting discounts and commissions, from a public offering of
$250.0 million of 5.75% senior unsecured notes due 2010; $125.0 million from its Asset Securitization facility; and approximately $86 million from its senior credit facility.
The allocation of the purchase price has been performed based on the assignment of fair values to assets acquired and liabilities assumed.  Fair values are based primarily on appraisals performed by an independent appraisal firm.  The final purchase price for the acquisition of Torrington is subject to adjustment upward or downward based on the differences for both net working capital and net debt as of December 31, 2001 and February 15, 2003, both calculated in a manner as set forth in The Stock and Asset Purchase Agreement.  These adjust-
ments have not been finalized as of March 31, 2004.
The following unaudited pro forma financial information presents the combined results of operations of the company and Torrington as if the acquisition had occurred at the beginning of the period presented.  Unaudited pro forma earnings include higher than normal cost of products sold resulting from the one-time write-up of acquired inventories required by the purchase accounting rules.  These pro forma amounts do not purport to be indicative of the results that would have been obtained if the acquisition had occurred as of the beginning of the period presented or that may be obtained in the future:
                                                Three months ended
                                                      Mar 31
                                                       2003
                                                    ----------
(Amounts in thousands, except per share data)
Net sales                                            $989,250
Net income                                           $  4,487
Earnings per share:
  Basic                                              $   0.06
  Diluted                                            $   0.06

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                         7.
Continued
Note 3 -- Acquisition (continued)
The company has finalized its plans for integration activities and plant rationalizations.  In accordance with FASB EITF Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination," the company recorded accruals for severance, exit and relocation costs in the purchase price allocation.  A reconciliation of the beginning and ending accrual balances is as follows:
                                Severance     Exit    Relocation   Total
                                ---------   -------   -----------  -------
                                          (Thousands of dollars)
Balance at December 31, 2003       $3,905   $ 2,325       $1,897  $ 8,127
Add: additional accruals            1,072    17,514            -   18,586
Less:  payments                    (4,854)     (629)        (485)  (5,968)
                                ---------   -------   -----------  -------
  Balance at March 31, 2004        $  123   $19,210       $1,412  $20,745
                                =========   =======   ===========  =======
Note 4 -- Inventories                                      Mar 31     Dec 31
                                                            2004       2003
                                                          --------   ---------
                                                         (Thousands of dollars)
Finished products                                         $327,933    $330,455
Work-in-process and raw materials                          343,982     323,439
Manufacturing supplies                                      46,268      42,052
                                                          --------    --------
                                                          $718,183    $695,946
                                                          ========    ========
An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.
Accordingly, interim LIFO calculations must necessarily be based on manage-
ment's estimates of expected year-end inventory levels and costs.  Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.
                                                            Mar 31     Dec 31
                                                             2004       2003
Note 5 -- Long-term Debt and Other Financing Arrangements  --------   --------
                                                         (Thousands of dollars)
Variable-rate State of Ohio Pollution Control Revenue
   Refunding Bonds, maturing on June 1, 2033
   (1.04% at March 31, 2004)                              $ 17,000     $17,000
Variable-rate State of Ohio Water Development Revenue
   Refunding Bonds, maturing on May 1, 2007
   (1.05% at March 31, 2004)                                 8,000       8,000
Variable-rate State of Ohio Air Quality and Water
   Development Revenue Refunding Bonds, maturing on
   November 1, 2025 (1.04% at March 31, 2004)               21,700      21,700

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                         8.
Continued
Note 5 -- Long-term Debt and Other Financing Arrangements (continued)
                                                           Mar 31     Dec 31
                                                            2004       2003
                                                          --------   ---------
                                                         (Thousands of dollars)
Variable-rate State of Ohio Water Development Authority
   Solid Waste Revenue Bonds, maturing on July 1, 2032
   (1.05% at March 31, 2004)                                24,000      24,000
Fixed-rate Medium-Term Notes, Series A, due at various
   dates through May 2028, with interest rates ranging
   from 6.20% to 7.76%.                                    287,272     287,000
Variable-rate Senior credit facility, maturing on
   December 31, 2007.  The interest rate is LIBOR plus
   1.5% (4.75% at March 31, 2004)                           11,700        -
Fixed-rate Unsecured Notes, maturing on February 15,
   2010 with a fixed interest rate of 5.75%.               250,597     250,000
Other                                                       10,672      12,471
                                                          --------    --------
                                                           630,941     620,171
Less:  Current Maturities                                    6,800       6,725
                                                          --------    --------
                                                          $624,141    $613,446
                                                          ========    ========
The Accounts Receivable Securitization financing agreement (Asset
Securitization), which provides for borrowings up to $125 million, is limited to certain borrowing base calculations, and is secured by certain trade receivables.  Under the terms of the Asset Securitization, the company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables
Corporation, a wholly owned consolidated subsidiary, that in turn uses the trade receivables to secure the borrowings, which are funded through a vehicle that issues commercial paper in the short-term market.  As of March 31, 2004, there was $38 million outstanding under this facility.  This balance is reflected on the company's consolidated condensed balance sheet as of
March 31, 2004 in short-term debt.  The yield on the commercial paper, which is the commercial paper rate plus program fees, is considered a financing cost, and is included in interest expense on the consolidated statements of income.  This rate was 1.12% at March 31, 2004.
Under the $500 million senior credit facility, the company has three financial covenants:  consolidated net worth; leverage ratio; and fixed charge coverage ratio.  At March 31, 2004, the company was in compliance with the covenants under its senior credit facility and its other debt agreements.

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)
Continued                                                                  9.

Note 6 -- Income Tax Provision                  Three Months Ended
                                                Mar 31      Mar 31
                                                2004        2003
                                               ---------    --------
                 U.S.                         (Thousands of dollars)
                    Federal                     $11,062     $ 4,004
                    State & Local                 1,221         627
                 Foreign                          5,167       2,928
                                               ---------    --------
                                                $17,450     $ 7,559
                                               =========    ========
The effective tax rates were 38% and 40% for the quarters ended March 31, 2004 and 2003, respectively.  The effective tax rate for both periods exceeded the
U.S. statutory tax rate as a result of losses at certain foreign operations that were not available to reduce overall tax expense and taxes paid to state and local jurisdictions.

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)
Continued                                                                 10.
                                                  Mar 31    Dec 31
Note 7 -- Shareholders' Equity                     2004      2003
                                                 --------  --------
Class I and Class II serial preferred stock    (Thousands of dollars)
without par value:
   Authorized -- 10,000,000 shares each class
   Issued - none                                 $   -     $   -
Common Stock without par value:
   Authorized -- 200,000,000 shares
   Issued (including shares in treasury)
      2004 - 89,402,964 shares
      2003 - 89,076,114 shares
   Stated Capital                                  53,064    53,064
   Other paid-in capital                          640,051   636,272
Less cost of Common Stock in treasury
      2004 -    225 shares
      2003 - 10,601 shares                             (5)     (176)
                                                 --------  --------
                                                 $693,110  $689,160
                                                 ========  ========

An analysis of the change in capital and earnings invested in the business is as follows:
                                               Common Stock       Earnings   Accumulated
                                                        Other     Invested      Other
                                              Stated   Paid-In     in the   Comprehensive   Treasury
                                             Capital   Capital    Business      Loss         Stock       Total
                                             -------   --------   --------    ----------    --------   ----------
                                                                    (Thousands of dollars)
Balance December 31, 2003                    $53,064   $636,272   $758,849     ($358,382)      ($176)  $1,089,627
Net Income                                                          28,470                                 28,470
Foreign currency translation adjustment                                           (4,633)                  (4,633)
Change in fair value of derivative financial
  instruments, net of reclassifications
  (net of income tax of $211)                                                      1,236                    1,236
                                                                                                        ----------
Total comprehensive income                                                                                 25,073
Dividends  - $0.13 per share                                       (11,614)                               (11,614)
Issuance of 10,376 shares from treasury
  and 326,850 shares from authorized related
  to stock option plans                                   3,779                                  171        3,950
                                             -------   --------   --------    ----------    --------   ----------
Balance March 31, 2004                       $53,064   $640,051   $775,705     ($361,779)        ($5)  $1,107,036
                                             =======   ========   ========    ==========    ========   ==========
The total comprehensive income for the three months ended March 31, 2003 was $19,573,000.

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         11.
Continued
Note 8 -- Impairment and Restructuring Charges
Impairment and restructuring charges are comprised of the following:
                                                Three months ended Mar 31
                                                   2004          2003
                                                ----------    ----------
                                                (Thousands of dollars)
Severance expense and related benefit costs           $730       $ -
                                                ----------    ----------
  Total                                               $730       $ -
                                                ==========    ==========
In the first quarter of 2004, restructuring charges related primarily to severance and related benefit costs for associates who exited the company as a result of the integration of Torrington.
Impairment and restructuring charges by segment are as follows:
                                           Auto    Industrial    Steel   Total
                                          ------  ------------  -------  ------
                                                (Thousands of dollars)
Severance expense and related benefits       $58          $671       $1    $730
                                          ------  ------------  -------  ------
  Total                                      $58          $671       $1    $730
                                          ======  ============  =======  ======
A reconciliation of the beginning and ending balances for accrued severance and exit costs that are being accounted for in accordance with FASB Emerging Issues
Task Force Issue No. 94-3, "Liability Recognition for Certain Employee
Termination Benefits and Other Costs to Exit an Activity (including Certain
Costs Incurred in a Restructuring)," or Statement of Financial Accounting
Standards No. 146, "Accounting for Costs Associated with Exit or Disposal
Activities," is as follows:
                                        (Thousands of dollars)
Balance at December 31, 2003               $4,461
Add:  provisions                              730
Less: payments                               (870)
                                          --------
Balance at March 31, 2004                  $4,321
                                          ========
The company continues to evaluate the competitiveness of its operations and may from time to time determine to close those operations that are not competitive.  The company may incur charges associated with the closure of such operations in future periods that may be material.

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         12.
Continued
Note 9 -- Segment Information
The primary measurement used by management to measure the financial performance of each Group is adjusted EBIT (earnings before interest and taxes, excluding the effect of amounts related to certain items that management considers not representative of ongoing operations such as impairment and restructuring, integration costs, one-time gains or losses on sales of assets, allocated receipts received or payments made under the Continued Dumping and Subsidy
Offset Act (CDSOA), and other items similar in nature).

(Thousands of Dollars)                      Three Months Ended
                                             Mar 31    Mar 31
                                              2004      2003
Automotive Group                           ---------  ---------
 Net sales to external customers           $ 415,602  $ 298,129
 Depreciation and amortization                20,490     12,701
 EBIT, as adjusted                            18,323      8,868
Industrial Group
 Net sales to external customers           $ 410,269  $ 304,963
 Intersegment sales                              289        192
 Depreciation and amortization                18,007     12,140
 EBIT, as adjusted                            35,766     17,810
Steel Group
 Net sales to external customers           $ 272,914  $ 234,915
 Intersegment sales                           36,417     40,864
 Depreciation and amortization                15,431     16,424
 EBIT, as adjusted                             2,724      6,530
Reconciliation to Income Before Income Taxes
 Total EBIT, as adjusted, for reportable
   segments                                $  56,813  $  33,208
 Impairment and restructuring charges           (730)       -
 Integration/Reorganization expenses          (5,364)    (9,063)
 Gain on sale of land                            -        5,447
 CDSOA receipts, net of expenses               7,743        -
 Adoption of FIN 46 for investment in PEL       (948)       -
 Interest expense                            (11,391)   (10,161)
 Interest income                                 246        210
 Intersegment adjustments                       (449)      (743)
                                           ---------  ---------
 Income before income taxes                $  45,920  $  18,898
                                           =========  =========

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         13.
Continued
Note 10 - Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the three months ended
March 31, 2004 are as follows:
(Thousands of Dollars)            Balance                              Balance
                                  12/31/03   Acquisition    Other      3/31/04
                                 ---------   -----------   -------    ---------
Goodwill:
Automotive                       $  45,614   $   19,470     $ 2,066   $  67,150
Industrial                         127,485        8,497        (279)    135,703
Steel                                 -            -           -           -
                                 ---------   ----------    --------   ---------
                                 $ 173,099   $   27,967     $ 1,787   $ 202,853
                                 =========   ==========    ========   =========
The following table displays intangible assets as of March 31,2004 and
December 31, 2003:
(Thousands of Dollars)                       As of March 31,2004
                                     ----------------------------------
                                      Gross                       Net
                                     Carrying    Accumulated   Carrying
                                      Amount     Amortization   Amount
                                     --------    ------------  --------
Intangible assets subject to amortization:
Automotive                           $ 68,001     $    (7,170) $ 60,831
Industrial                             30,848          (4,162)   26,686
Steel                                     429             (82)      347
                                     --------     -----------  --------
                                     $ 99,278     $   (11,414) $ 87,864
                                     ========     ===========  ========

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         14.
Continued
Note 10 - Goodwill and Other Intangible Assets (continued)
Intangible assets not subject to amortization:
Goodwill                             $202,853     $       -    $202,853
Intangible pension asset              106,509                   106,509
Other                                   1,070             -       1,070
                                     --------     -----------  --------
                                     $310,432     $       -    $310,432
                                     ========     ===========  ========
Total Intangible Assets              $409,710     $   (11,414) $398,296
                                     ========     ===========  ========
                                          As of December 31, 2003
                                     ----------------------------------
                                      Gross                       Net
                                     Carrying    Accumulated   Carrying
                                      Amount     Amortization   Amount
                                     --------    ------------  --------
Intangible assets subject to amortization:
Automotive                           $ 68,425     $    (5,664) $ 62,761
Industrial                             30,879          (3,577)   27,302
Steel                                     450            (112)      338
                                     --------     -----------  --------
                                     $ 99,754     $    (9,353) $ 90,401
                                     ========     ===========  ========
Intangible assets not subject to amortization:
Goodwill                             $173,099     $       -    $173,099
Intangible pension asset              106,518                   106,518
Other                                   1,074             -       1,074
                                     --------     -----------  --------
                                     $280,691     $       -    $280,691
                                     ========     ===========  ========
Total Intangible Assets              $380,445     $    (9,353) $371,092
                                     ========     ===========  ========

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         15.
Continued
Note 10 - Goodwill and Other Intangible Assets (continued)
Amortization expense for intangible assets was approximately $2.1 million for the three months ended March 31, 2004, and is estimated to be approximately
$8.4 million annually for the next five fiscal years.
Note 11 - Equity Investments
The balances related to investments accounted for under the equity method are reported in other assets in the consolidated condensed balance sheets, which were approximately $32.2 million and $34.0 million at March 31, 2004 and
December 31, 2003, respectively.
Equity investments are reviewed for impairment when circumstances (such as lower than expected financial performance or change in strategic direction) indicate that the net book value of the investment may not be recoverable.  If an impairment does exist, the equity investment is written down to its fair value with a corresponding charge to the statement of operations.
During 2000, the company's Steel Group invested in a joint venture, PEL, to commercialize a proprietary technology that converts iron units into engineered iron oxides for use in pigments, coatings and abrasives.  In the fourth quarter of 2003, the company concluded its investment in PEL was impaired due to the following indicators of impairment:  history of negative cash flow and losses;
2004 operating plan with continued losses and negative cash flow; and the continued required support from the company or another party.  In the fourth quarter of 2003, the company recorded a non-cash impairment loss of
$45.7 million.
The company has concluded that PEL is a variable interest entity and that the company is the primary beneficiary.  In accordance with FASB Interpretation No.
46, "Consolidation of Variable Interest Entities, an interpretation of
Accounting Research Bulletin No. 51," (FIN 46), the company consolidated PEL effective March 31, 2004.  The adoption of FIN 46 resulted in a charge, representing the cumulative effect of change in accounting principle, of
$0.9 million, which is reported in other expense on the consolidated statement of income.  Also, the adoption of FIN 46 increased the consolidated condensed balance sheet as follows: current assets by $1.7 million; property, plant and equipment by $11.3 million; short-term debt by $11.5 million; accounts payable and other liabilities by $0.7 million; and other non-current liabilities by
$1.7 million. All of PEL's assets are collateral for its obligations.  Except for PEL's indebtedness for which the company is a guarantor, PEL's creditors have no recourse to the general credit of the company.

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         16.
Continued
Note 12 - Retirement and Postretirement Benefit Plans
In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about
Pensions and Other Postretirement Benefits."  The revised statement requires the disclosure of the components of the net periodic benefit cost recognized during interim periods.  The following table sets forth the net periodic benefit cost for the company's retirement and postretirement benefit plans.
                                 Pension                   Postretirement
                            -------------------         --------------------
                             Three Months Ended          Three Months Ended
                              Mar 31    Mar 31            Mar 31    Mar 31
                               2004      2003              2004      2003
                            ---------  ---------         --------   --------
                                         (Thousands of dollars)
Service cost                 $ 10,689  $ 11,845          $  1,843    $ 1,691
Interest cost                  36,177    34,623            12,522     12,874
Expected return on
  plan assets                 (36,312)  (33,369)                -          -
Amortization of prior
  service cost                  3,912     4,627            (1,292)    (1,425)
Recognized net
  actuarial loss                7,644     4,799             4,288      3,749
Curtailment loss (gain)             -       140                 -       (454)
Amortization of
  transition asset                (27)     (144)                -          -
                            ---------  ---------         --------   --------
 Net periodic benefit cost   $ 22,083  $ 22,521          $ 17,361    $16,435
                            =========  =========         ========   ========
In January 2004, the FASB issued FASB Staff Position (FSP) 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug,
Improvement and Modernization Act of 2003" (the Act).  The FASB is in the
process of amending the FSP by issuing proposed FSP 106-b.  The FSP is effective for the first interim or annual period beginning after June 15, 2004.
The FSP provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits.  The company is currently evaluating the effects of the Act on its existing postretirement health care plans and has not determined the amount of any subsidy that may be available from the Act.  In addition, the company has elected under the provisions of the FSP to defer the recognition of any potential subsidy from the Act.  When the amended FSP is issued, previously reported information may be required to change.

                                                                          17.
Management's Discussion and Analysis of Financial Condition and Results of
Operations
OVERVIEW
---------
Introduction:
The Timken Company is a leading global manufacturer of highly engineered antifriction bearings and alloy steels and a provider of related products and services.  Timken operates under three segments:  Automotive Group, Industrial
Group and Steel Group.
The Automotive and Industrial Groups design, manufacture and distribute a range of bearings and related products and services.  Automotive Group customers include original equipment manufacturers of passenger cars and trucks, ranging from light- and medium-duty to heavy-duty trucks and their suppliers.
Industrial Group customers include both original equipment manufacturers and distributors for agriculture, construction, mining, energy, mill, machine tooling, aerospace, and rail applications.  Steel Group products include different alloys in both solid and tubular sections as well as custom-made steel products all for both automotive and industrial applications, including bearings.
On February 18, 2003, Timken acquired The Torrington Company (Torrington), also a leading bearing manufacturer, for approximately $840 million.  The strategic acquisition strengthened Timken's market position among global bearing manufacturers while expanding Timken's product line with complementary products and services and offering significant cost savings opportunities for the combined organization.
Financial Overview:
For the three months ended March 31, 2004, The Timken Company reported record sales of approximately $1.1 billion, an increase of approximately 31 percent from the first quarter of 2003, driven by the acquisition of Torrington on
February 18, 2003.  Sales were higher across all three business segments.  For the three months ended March 31, 2004, earnings per diluted share were $0.32, compared to $0.15 per diluted share for the first quarter of 2003.
Strong demand in North American light truck and medium/heavy truck sectors and successful new platforms at Nissan and Ford launched in late 2003 benefited the
Automotive Group's net sales.  Automotive Group profitability was positively impacted by stronger volume and manufacturing improvements.  In 2004, the company anticipates a slight improvement, compared to last year, in North
American light vehicle production and continued strengthening in medium/heavy truck production.  The company expects the Automotive Group's profitability to continue to be better in 2004, compared to 2003.
Nearly all of the market segments served by the Industrial Group reported sales increases over 2003 levels.  In addition to the increased sales volume, profit for the Industrial Group benefited from integration and other cost reduction initiatives.  The company expects a continued growing demand in global industrial markets in 2004.  However, the company anticipates that distributors will continue to reduce their inventory levels of Torrington branded products during the remainder of 2004.

                                                                          18.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
The increase in the Steel Group's net sales over last year was driven by both increased demand and surcharges implemented to partially offset rising raw material costs, including scrap steel and alloys.  First quarter of 2004 bar shipments were at record levels and March 2004 saw a record high melt tonnage in the company's alloy steel operations.  Even though the Steel Group's profitability for the first quarter of 2004 was below the same period of 2003,
it was the first profitable quarter since the second quarter of 2003.   In
2004, the company expects raw material and energy costs to continue to be high, compared to 2003.

THE STATEMENT OF OPERATIONS
----------------------------
Overview:
                                     1Q 2004      1Q 2003   $ Change   % Change
                                     -------      -------   --------   --------
(Dollars in millions, except earnings per share)
Net sales                           $1,098.8       $838.0     $260.8      31.1%
Net income                          $   28.5       $ 11.3     $ 17.2     152.2%
Earnings per share - diluted        $   0.32       $ 0.15     $ 0.17     113.3%
Average number of shares
  - diluted                       90,137,140   74,613,170          -      20.8%

Sales by Segment:
                                      1Q 2004   1Q 2003   $ Change    % Change
                                      -------   -------   ---------   --------
(Dollars in millions and exclude intersegment sales)
Automotive Group                     $  415.6    $298.1      $117.5      39.4%
Industrial Group                        410.3     305.0       105.3      34.5%
Steel Group                             272.9     234.9        38.0      16.2%
                                     --------   -------   ---------    -------
  Total company                      $1,098.8    $838.0      $260.8      31.1%
                                     ========   =======   =========    =======
The increases in net sales for both the Automotive and the Industrial Groups were primarily the result of the Torrington acquisition.  The Automotive
Group's net sales further benefited from strong demand in North American light truck and medium/heavy truck sectors and new product introductions, partially offset by a decrease in passenger car production.  In addition to the effect of the Torrington acquisition, the Industrial Group's net sales increased due to stronger demand in most industrial market segments.  The increase in the Steel
Group's net sales resulted primarily from increased demand and surcharges implemented to offset rising raw material costs.

                                                                          19.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
Gross Profit:
                                      1Q 2004   1Q 2003   $ Change    % Change
                                      -------   -------   ---------   --------
(Dollars in millions)
Gross profit                           $202.5    $137.8       $64.7      47.0%
Gross profit % to net sales              18.4%     16.4%          -       2.0%
Integration charges included in
  cost of products sold                $  1.4    $  3.7       $(2.3)    (62.2)%
First quarter 2003 gross profit included a reclassification of $7.5 million from cost of products sold to selling, administrative and general expenses for
Torrington engineering and research and development expenses to be consistent with the company's cost classification methodology.  Gross profit for the
Automotive Group in the first quarter of 2004 was higher than the same period in
2003 due to:  the additional sales volume resulting from the Torrington acquisition, market demand and new product introductions; reduced manufacturing costs, primarily as a result of workforce reductions in excess of 750 positions during the second half of 2003 and manufacturing savings from continuous improvement programs; and integration cost savings.  In addition to the increased sales volume from the Torrington acquisition, gross profit for the
Industrial Group benefited from integration and other cost reduction initiatives.  Steel Group gross profit was negatively impacted by extremely high costs for scrap steel, energy and alloys, which more than offset increased sales, raw material surcharges passed on to customers, higher capacity utilization and improved productivity.
In 2004, integration charges included in cost of products sold related primarily to charges associated with the continued integration of Torrington.  In 2003, the integration charges were due primarily to the one-time write-up of inventories acquired in the Torrington acquisition, which is required by purchase accounting rules.
Selling, Administrative and General Expenses:
                                      1Q 2004   1Q 2003   $ Change    % Change
                                      -------   -------   ---------   --------
(Dollars in millions)
Selling, administrative and
  general expenses                     $142.7    $112.8       $29.9      26.5%
Selling, administrative and
  general expenses % to net sales        13.0%     13.5%          -      (0.5)%
Integration charges included in
  selling, administrative and
  general expenses                     $  4.0    $  5.4       $(1.4)     (25.9)%
First quarter 2003 results included a reclassification of $7.5 million from cost of products sold to selling, administrative and general expenses for Torrington engineering and research and development expenses to be consistent with the company's cost classification methodology.  Selling, administrative and general expenses in 2004 increased primarily due to the Torrington acquisition.  The decrease between periods in the percentage of selling, administrative and general expenses to net sales was primarily the result of the company's continued focus on controlling spending, lower integration charges and savings resulting from the integration of Torrington.  The integration charges for both the first quarter of 2004 and 2003 related to charges associated with the integration of Torrington.

                                                                          20.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
Impairment and Restructuring Charges:
                                      1Q 2004   1Q 2003   $ Change
                                      -------   -------   ---------
 (Dollars in millions)
Severance and related benefit costs      $0.7       $ 0       $0.7
                                      -------   -------   ---------
  Total                                  $0.7       $ 0       $0.7
                                      =======   =======   =========
In 2004, restructuring charges related primarily to severance and related benefit costs for associates who exited the company as a result of the integration of Torrington.
The company continues to evaluate the competitiveness of its operations and may from time to time determine to close those operations that are not competitive.  The company may incur charges associated with the closure of such operations in future periods that may be material.
Interest Expense and Income:
                                      1Q 2004   1Q 2003   $ Change
                                      -------   -------   ---------
(Dollars in millions)
Interest expense                        $11.4     $10.2        $1.2
Interest income                         $ 0.2     $ 0.2        $  0
The increase in interest expense was due to the additional debt incurred as a result of the Torrington acquisition on February 18, 2003 that was outstanding for the entire first quarter of 2004.  Interest income was not significant in either period.
Other Income and Expense:
                                      1Q 2004   1Q 2003   $ Change
                                      -------   -------   ---------
  (Dollars in millions)
CDSOA receipts, net of expenses        $  7.7     $   0      $  7.7
Other (expense) income, net              (9.7)      3.9       (13.6)
                                      -------   -------   ---------
  Total                                $ (2.0)    $ 3.9      $ (5.9)
                                      =======   =======   =========
U.S. Continued Dumping and Subsidy Offset Act (CDSOA) receipts are reported net of applicable expenses.  CDSOA provides for distribution of monies collected by
U.S. Customs from antidumping cases to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and people.  The amounts received in 2004 related to Torrington's bearing businesses other than its tapered roller bearing business.  Pursuant to the terms of the agreement under which the company purchased Torrington, Timken delivered to the seller of Torrington 80% of the CDSOA payments received in 2004; the company retained $7.7 million of the 2004 payment.  The company cannot predict whether it will receive any additional payments under CDSOA in 2004 or, if so, in what amount.  In September 2002, the World Trade Organization (WTO) ruled that such payments violate international trade rules.  The U.S. Trade Representatives appealed this ruling; however, the WTO upheld the ruling on January 16, 2003.

                                                                          21.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
In 2004, other expense, net included losses from equity investments, foreign currency exchange losses, losses on the disposal of assets, and the adoption of
FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an
interpretation of Accounting Research Bulletin No. 51" (FIN 46).  In 2003,
other income, net included a one-time gain of $5.4 million related to the sale of property in the United Kingdom, losses from equity investments and foreign currency exchange gains.

Income Tax Expense:
The effective tax rates were 38% and 40% for the quarters ended March 31, 2004 and 2003, respectively.  The effective tax rate for both periods exceeded the
U.S. statutory tax rate as a result of losses at certain foreign operations that were not available to reduce overall tax expense and taxes paid to state and local jurisdictions.

Business Segments:
The primary measurement used by management to measure the financial performance of each Group is adjusted EBIT (earnings before interest and taxes, excluding the effect of amounts related to certain items that management considers not representative of ongoing operations such as impairment and restructuring, integration costs, one-time gains or losses on sales of assets, allocated receipts received or payments made under the CDSOA and other items similar in nature).  Refer to Note 9 - Segment Information in the notes to the consolidated condensed financial statements for the reconciliation of adjusted EBIT by Group to consolidated income before income taxes.
  Automotive Group:
                                      1Q 2004   1Q 2003   $ Change    % Change
                                      -------   -------   ---------   --------
(Dollars in millions)
Net sales, including intersegment
  sales                                $415.6    $298.1      $117.5       39.4%
Adjusted EBIT                          $ 18.3    $  8.9      $ 9.4       105.6%
Adjusted EBIT margin                      4.4%      3.0%         -         1.4%
The Automotive Group includes sales of bearings and other products and services
(other than steel) to automotive original equipment manufacturers.  The increase in sales between years was primarily the result of the acquisition of
Torrington.  Also, the Automotive Group's net sales increased as a result of strong demand in North American light truck and medium/heavy truck sectors and new product introductions, partially offset by a decrease in passenger car production.  The Automotive Group's results in 2004 were positively impacted by:  the additional sales volume resulting from the Torrington acquisition, market demand and new product introductions; reduced manufacturing costs, primarily as a result of the elimination of more than 750 positions during the second half of 2003 and manufacturing savings from continuous improvement programs in the first quarter of 2004; integration cost savings, especially in purchasing; and lower costs incurred in the material conversion process, which involves moving from internally-produced tubing to forgings that are produced externally.  In 2004, the company anticipates a slight improvement in North

                                                                          22.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
American light vehicle production and continued strengthening in medium/heavy truck production, compared to last year.  The company expects the Automotive
Group's profitability to continue to be better in 2004, compared to 2003.

  Industrial Group:
                                      1Q 2004   1Q 2003   $ Change    % Change
                                      -------   -------   ---------   --------
(Dollars in millions)
Net sales, including intersegment
  sales                                $410.6    $305.2      $105.4      34.5%
Adjusted EBIT                          $ 35.8    $ 17.8      $ 18.0     101.1%
Adjusted EBIT margin                      8.7%      5.8%          -       2.9%

Sales by the Industrial Group include global sales of bearings and other products and services (other than steel) to a diverse customer base, including:
industrial equipment; off-highway; rail; and aerospace and defense customers.
The Industrial Group also includes aftermarket distribution operations for products other than steel.  The first quarter 2004 sales increase from the prior period was primarily due to the acquisition of Torrington.  In addition to the effect of the Torrington acquisition, the Industrial Group's net sales increased as a result of stronger demand in most industrial market segments, especially off-highway, rail and heavy industry, and favorable foreign currency exchange rates. In addition to the increased sales volume from the Torrington acquisition, gross profit for the Industrial Group increased due to integration savings and other cost reduction initiatives.  The company expects continued
strengthening of demand in global industrial markets in 2004.  However, the company anticipates that distributors will continue to reduce their inventory levels of Torrington branded products during the remainder of 2004.
Steel Group:
                                      1Q 2004   1Q 2003   $ Change    % Change
                                      -------   -------   ---------   --------
(Dollars in millions)
Net sales, including intersegment
  sales                                $309.3    $275.8       $33.5      12.2%
Adjusted EBIT                          $  2.7    $  6.5       $(3.8)    (58.5)%
Adjusted EBIT margin                      0.9%      2.4%          -      (1.5)%
The increase in the Steel Group's net sales was due primarily to increased demand from automotive and industrial customers and surcharges implemented to offset rising raw material costs, partially offset by lower intersegment sales.
Steel Group gross profit was negatively impacted by extremely high costs for scrap steel, energy and alloys, which more than offset increased sales, raw material surcharges passed on to customers, higher capacity utilization and improved productivity.  In 2004, the company expects raw material and energy costs to continue to be high.

                                                                          23.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
THE BALANCE SHEET
-----------------
Total assets as shown on the Consolidated Condensed Balance Sheet at
March 31, 2004 increased by $135.8 million from December 31, 2003.  This increase was due primarily to increased working capital required to support higher sales.
Current Assets:
                                   03/31/04   12/31/03    $ Change    % Change
                                   --------   --------    --------    --------
(Dollars in millions)
Cash and cash equivalents         $    35.0   $   28.6      $  6.4        22.4%
Accounts receivable, net              691.2      602.3        88.9        14.8%
Deferred income taxes                  50.0       50.3        (0.3)       (0.6)%
Inventories                           718.2      695.9        22.3         3.2%
                                   --------   --------    --------    --------
  Total current assets             $1,494.4   $1,377.1      $117.3         8.5%
                                   ========   ========    ========    ========
Refer to the Consolidated Condensed Statement of Cash Flows for an explanation of the increase in cash and cash equivalents.  The increase in accounts receivable was due primarily to the timing of sales with higher sales in the first quarter of 2004, compared to the fourth quarter of 2003.  The increase in inventories was due primarily to higher Steel Group inventories.

Property, Plant and Equipment - Net:
                                   03/31/04   12/31/03    $ Change    % Change
                                   --------   --------    --------    ---------
(Dollars in millions)
Property, plant and equipment
  - cost                           $3,514.9   $3,501.6      $ 13.3         0.4%
Less: allowances for depreciation  (1,931.7)  (1,893.0)      (38.7)       (2.0)%
                                   --------   --------    --------    ---------
Property, plant and equipment
   - net                           $1,583.2   $1,608.6      $(25.4)       (1.6)%
                                   ========   ========    ========    =========
The decrease in property, plant and equipment - net was due primarily to depreciation expense in excess of capital expenditures.
Other Assets:
                                   03/31/04   12/31/03    $ Change    % Change
                                   --------   --------    --------    ---------
(Dollars in millions)
Goodwill                             $202.9     $173.1       $29.8        17.2%
Other intangible assets               195.4      198.0        (2.6)       (1.3)%
Deferred income taxes                 149.3      148.8         0.5         0.3%
Other assets                          200.4      184.2        16.2         8.8%
                                   --------   --------    --------    ---------
  Total other assets                 $748.0     $704.1       $43.9         6.2%
                                   ========   ========    ========    =========

                                                                          24.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
The increase in goodwill was due primarily to updates to the preliminary purchase price allocation to reflect the finalization of plant rationalization plans and integration activities for the Torrington acquisition.  Goodwill resulting from the Torrington acquisition was $74.9 million at March 31, 2004, compared to $47.0 million at December 31, 2003.
Current Liabilities:
                                   03/31/04   12/31/03    $ Change    % Change
                                   --------   --------    --------    ---------
(Dollars in millions)
Short-term debt                   $   188.1   $  121.2     $  66.9         55.2%
Accounts payable and other
  liabilities                         511.9      425.2        86.7         20.4%
Accrued expenses                      509.5      508.2         1.3          0.3%
                                   --------   --------    --------    ---------
  Total current liabilities        $1,209.5   $1,054.6     $ 154.9         14.7%
                                   ========   ========    ========    =========
The increase in short-term debt was due primarily to additional borrowings, primarily under the company's asset securitization facility, and the adoption of
FIN 46.  Refer to Note 11 - Equity Investments in the notes to the consolidated condensed financial statements for additional discussion.  The increase in accounts payable and other liabilities was due primarily to an increase in trade accounts payable resulting from increased volume and additional accrued expenses recorded as part of the Torrington purchase price allocation to reflect the finalization of plant rationalization plans and integration activities.
Non-Current Liabilities:
                                   03/31/04   12/31/03    $ Change    % Change
                                   --------   --------    --------    ---------
(Dollars in millions)
Long-term debt                    $   624.1  $   613.4      $ 10.7         1.7%
Accrued pension cost                  368.6      424.4       (55.8)      (13.1)%
Accrued postretirement benefits
  cost                                482.0      477.0         5.0         1.0%
Other non-current liabilities          34.4       30.8         3.6        11.7%
                                   --------   --------    --------    ---------
  Total non-current liabilities    $1,509.1   $1,545.6      $(36.5)       (2.4)%
                                   ========   ========    ========    =========
The decrease in accrued pension cost was due primarily to contributions to the company's U.S.-based pension plans of $62.5 million.
Shareholders' Equity:
                                   03/31/04   12/31/03    $ Change    % Change
                                   --------   --------    --------    ---------
(Dollars in millions)
Common stock                      $   693.1  $   689.2      $  3.9         0.6%
Earnings invested in the business     775.7      758.8        16.9         2.2%
Accumulated other comprehensive
  loss                               (361.8)    (358.4)       (3.4)       (0.9)%
                                   --------   --------    --------    ---------
  Total shareholders' equity       $1,107.0   $1,089.6       $17.4          1.6%
                                   ========   ========    ========    =========

                                                                          25.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
Earnings invested in the business were increased by net income of $28.5 million, partially offset by dividends declared of $11.6 million.

CASH FLOWS
-----------
                                  1Q 2004     1Q 2003     $ Change
                                 --------     -------    ---------
(Dollars in millions)
Net cash (used) provided by
  operating activities             $(23.7)    $  10.3      $ (34.0)
Net cash used by investing
  activities                        (28.1)     (734.1)       706.0
Net cash provided by
  financing activities               56.2       684.4       (628.2)
Effect of exchange rate
  changes on cash                     2.0         0.6          1.4
                                 --------     -------    ---------
Increase (decrease) in
  cash and cash equivalents        $  6.4     $ (38.8)           -
                                 ========     =======    =========
The change in net cash (used) provided by operating activities was a use of cash of $34.0 million.  This decrease was primarily the result of higher cash contributions to the company's U.S.-based pension plans in 2004 of
$62.5 million, compared to $15.0 million in 2003.  Net cash used by operating activities was also negatively impacted by cash used from changes in operating assets and liabilities of $47.7 million in 2004, compared to $20.2 million in
2003, which is primarily the result of increased sales volume and a
$28.6 million tax payment made in the first quarter of 2004 related to the sale of the company's interest in the NTC joint venture in 2003.  The cash flow impact of the increased U.S.-based pension plan contributions and the changes in operating assets and liabilities was partially offset by higher net income adjusted for non-cash items equaling $86.5 million in 2004 as compared to
$45.5 million of similar non-cash items in 2003.  The non-cash items include depreciation and amortization expense, gain or loss on disposals of property, plant and equipment, deferred income tax provision, and common stock issued in lieu of cash to employee benefit plans.
The decrease in net cash used by investing activities was the result of the cash portion of the Torrington acquisition of $719.0 million in 2003, partially offset by higher proceeds received in 2003 from sales of non-strategic assets in the first quarter of 2003.
Net cash provided by financing activities decreased due primarily to the additional debt incurred and common stock issued in connection with the
Torrington acquisition in 2003 of $700 million, partially offset by net borrowings of $67.7 million in 2004.  In 2004, the company expects its pension contributions and capital expenditures to be similar to 2003 levels.
LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
The total-debt-to-total-capital ratio was 42.3% at March 31, 2004, compared to
40.3% at December 31, 2003.  Total debt was $812.3 million at March 31, 2004, compared to $734.6 million at December 31, 2003.  The company expects that any

                                                                          26.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
cash requirements in excess of cash generated from operating activities will be met by the availability under the accounts receivable securitization facility and the senior credit facility.  At March 31, 2004, the company had outstanding letters of credit totaling $68.1 million and borrowings of $11.7 million under the $500 million senior credit facility, which reduced the availability under that facility to $420.2 million.  Also, at March 31, 2004, the company had outstanding borrowings of $38.0 million under the $125 million accounts receivable securitization facility, which reduced the availability under that facility to $87.0 million.  The company believes it has sufficient liquidity to meet its short-term and long-term obligations.
Under its $500 million senior credit facility, the company has three financial covenants: a consolidated net worth level; a leverage ratio; and a fixed charge coverage ratio.  These financial covenants became effective for the quarter ending on June 30, 2003.  At March 31, 2004, the company was in compliance with the covenants under its senior credit facility and its other debt agreements.
In September 2003, Standard & Poor's Ratings Services placed the company's BBB-
corporate credit and its other ratings on the company on CreditWatch with negative implications.  In January 2004, Standard & Poor's Rating Services
reaffirmed its BBB- rating and removed the company from CreditWatch.  In
October 2003, Moody's Investors Services lowered its rating of the company's debt from Baa3 to Ba1.  The ratings apply to the company's senior unsecured debt and senior implied and senior unsecured issuer ratings.  The impact of the lowered ratings by Moody's on the company's earnings has been minimal, with only a slight increase in the cost of the company's senior credit facility.
The company's contractual debt obligations and contractual commitments outstanding as of March 31, 2004 are as follows:
                            Payments Due by Period  (in millions)
                          Total   Less than       1-3      3-5    More than
                                    1 Year       Years    Years    5 Years
                         ------   ---------    -------   ------   ----------
Contractual Obligations:
Long-term debt           $630.9      $  6.8     $ 98.0    $37.5       $488.6
Short-term debt          $181.3      $181.3          0        0            0
Operating Leases         $ 77.1      $ 15.5     $ 23.2    $14.5       $ 23.9
Supply Agreement         $ 12.1      $  6.0     $  6.1        0            0
                         ------   ---------    -------   ------   ----------
  Total                  $901.4      $209.6     $127.3    $52.0       $512.5
                         ======   =========    =======   ======   ==========
The company's capital lease obligations are immaterial.  The company is also the guarantor of $27.0 million in debt for PEL.  During 2003, the company recorded the aggregate amount outstanding at December 31, 2003 on the debt underlying these guarantees of $26.5 million, which is reported as short-term debt on the consolidated condensed balance sheet, and included in the schedule of contractual obligations above.  Additionally, the company guarantees an operating lease of a subsidiary's warehouse facility, which had future rental commitments of $15.6 million at March 31, 2004.  In connection with the sale of the company's Ashland tooling plant in 2002, the company entered into a
$25.9 million four-year supply agreement, which expires on June 30, 2006, pursuant to which the company purchases tooling.

                                                                          27.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
During the first three months of 2004, the company did not purchase any shares of its common stock as authorized under the company's 2000 common stock purchase plan.  This plan authorizes the company to buy in the open market or in privately negotiated transactions up to four million shares of common stock, which are to be held as treasury shares and used for specified purposes.  The company may exercise this authorization until December 31, 2006.  The company does not expect to be active in repurchasing shares under this plan in the near-term.
The company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.
OTHER INFORMATION
------------------
Foreign Currency:
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
Foreign currency exchange losses included in the company's operating results for the three months ended March 31, 2004 totaled $0.6 million, compared to
$0.4 million during the three months ended March 31, 2003.  For the three months ended March 31, 2004, the company recorded a negative non-cash foreign currency translation adjustment of $4.6 million that decreased shareholders' equity, compared to a positive non-cash foreign currency translation adjustment of
$9.1 million that increased shareholders' equity in the three months ended
March 31, 2003.  The three months ended March 31, 2004 was negatively impacted by the effect of currency exchange rates, primarily the weakening of the Euro relative to the U.S. Dollar, compared to December 31, 2003.
Recent Accounting Pronouncements:
In January 2004, the FASB issued FASB Staff Position (FSP) 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug,
Improvement and Modernization Act of 2003" (the Act).  The FASB is in the
process of amending the FSP by issuing proposed FSP 106-b.  The FSP is effective for the first interim or annual period beginning after June 15, 2004.
The FSP provides guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits.  The company is currently evaluating the effects of the Act on its existing postretirement health care plans and has not determined the amount of any subsidy that may be available from the Act.  In addition, the company has elected under the provisions of the FSP to defer the recognition of any potential subsidy from the Act.

                                                                          28.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
Critical Accounting Policies and Estimates:
The company's financial statements are prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  The company reviews its critical accounting policies throughout the year.  The company has concluded that there have been no changes to its critical accounting policies or estimates, as described in its Annual
Report on Form 10-K for the year ended December 31, 2003, during the three months ended March 31, 2004.
Other:
On April 20, 2004, the company's board of directors declared a quarterly cash dividend of $0.13 per share, payable on June 2, 2004 to shareholders of record as of May 21, 2004.  This will be the 328th consecutive dividend paid on the common stock of the company.
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
a)  risks associated with the acquisition of Torrington, including the uncertainties in both timing and amount of actual benefits, if any, that may be realized as a result of the integration of the Torrington business with the company's operations and the timing and amount of the resources required to achieve those benefits.
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

                                                                          29.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
    the cost and availability of raw materials and energy.
f)  the success of the company's operating plans, including its ability to achieve the benefits from its global restructuring, manufacturing transformation, and administrative cost reduction initiatives as well as its ongoing continuous improvement and rationalization programs; the effects of impairment and restructuring charges associated with such programs; the ability of acquired companies to achieve satisfactory operating results; and
    the company's ability to maintain appropriate relations with unions that represent company associates in certain locations in order to avoid disruptions of business.
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
i)  additional factors described in greater detail: on pages S-20 to S-28 in the company's Registration Statement and included Prospectus Supplement dated
    February 12, 2003 relating to the offering of the company's 5.75% notes due
    2010; on pages S-7 to S-16 in the Prospectus Supplement dated October 15,
    2003 relating to an offering of the company's common shares; in the company's Annual Report on Form 10-K for the year ended December 31, 2003;
    or in the company's Annual Report.
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

                                                                          30.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
Reconciliation of Total Debt and the Ratio of Total Debt to Total Capital:
        Total debt:
                                      3/31/04      12/31/03
                                     --------     ---------
(Dollars in millions)
Short-term debt                        $188.1        $121.2
Long-term debt                          624.2         613.4
                                     --------     ---------
   Total debt                          $812.3        $734.6
                                     ========     =========
        Ratio of total debt to total capital:
                                         3/31/04      12/31/03
                                        --------     ---------
(Dollars in millions)
Total debt                             $   812.3     $   734.6
Shareholders' equity                     1,107.0       1,089.7
                                        --------     ---------
   Total capital                       $ 1,919.3     $ 1,824.3
                                        ========     =========
Ratio of total debt to total capital        42.3%         40.3%
                                        ========     =========

                                                                         31.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
          Refer to information appearing under the caption "Management's
          Discussion and Analysis of Financial Condition and Results of
          Operations" on pages 17-30 of this Form 10-Q.  Furthermore, a discussion of market risk exposures is included in Part II,
          Item 7A, "Quantitative and Qualitative Disclosure about Market
          Risk," of the Company's 2003 Annual Report on Form 10-K.  There
          have been no material changes in reported market risk since the inclusion of this discussion in the Company's 2003 Annual Report on Form 10-K referenced above.
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

                                                                          32.
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
Item 4.  Submission of Matters to a Vote of Security Holders
          At the 2004 Annual Meeting of Shareholders of The Timken Company held on April 20, 2004, the shareholders of the company elected the five individuals set forth below as Directors in Class I to serve a term of three years expiring at the Annual Meeting in 2007 (or until their respective successors are elected and qualified).
                                               Affirmative      Withheld
                                              -------------    ----------
          James W. Griffith                     82,015,917      2,318,338
          Jerry J. Jasinowski                   82,898,248      1,436,007
          John A. Luke, Jr.                     83,020,579      1,313,676
          Frank C. Sullivan                     80,767,071      3,567,184
          Ward J. Timken                        79,754,354      4,579,901
         Shareholders approved The Timken Company Long-Term Incentive Plan, as amended and restated as of February 6, 2004.
          Affirmative       Negative       Abstain        Broker Non-Votes
         ------------      ----------     ---------      ------------------
           55,653,837      20,623,687     2,007,878              6,048,853

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

                                                                           33.
               32    Certifications of James W. Griffith, President and Chief
                     Executive Officer, and Glenn A. Eisenberg, Executive Vice
                     President-Finance and Administration (principal financial
                     officer) of The Timken Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         (b)   Reports on Form 8-K:
               On May 5, 2004, the company furnished a Form 8-K regarding
               Regulation FD Disclosure, which contained a statement announcing that the company detected a low level of radioactive material at its Faircrest steel plant.
               On April 22, 2004, the company furnished a Form 8-K regarding
               Results of Operations and Financial Condition, which contained a press release announcing the company's first quarter of 2004 results.
               On April 20, 2004, the company furnished a Form 8-K regarding
               Regulation FD Disclosure, which contained the presentation that its President and CEO made at the Annual Meeting of Shareholders.
               On March 31, 2004, the company furnished a Form 8-K regarding
               Regulation FD Disclosure, which contained a press release
               announcing that the company raised its earnings outlook for both the first quarter and full year of 2004.
               On January 22, 2004, the company furnished a Form 8-K regarding
               Results of Operations and Financial Condition, which contained a press release announcing the company's fourth quarter and full year of 2003 results.

                                                                           34.
                            SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of
1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         The Timken Company
                                  _______________________________

Date      May 10, 2004             BY  /s/  James W. Griffith
      ________________________    _______________________________
                                   James W. Griffith
                                   President and Chief Executive Officer,
                                   and Director

Date      May 10, 2004             BY  /s/  Glenn A. Eisenberg
      ________________________    _______________________________
                                   Glenn A. Eisenberg
                                   Executive Vice President - Finance and
                                   Administration (Principal Financial Officer)