Form 10-Q
period 2004-06-30
TIMKEN CO
filed 2004-08-06
CIK 98362

                                                                           1.
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.   20549
                                   FORM 10Q
   [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended June 30, 2004
                                      or
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
   Common shares outstanding at June 30, 2004, 90,051,157.

PART I.  FINANCIAL INFORMATION                                             2.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
                                                          Jun 30       Dec 31
                                                           2004         2003
ASSETS                                                 ----------    ----------
Current Assets                                          (Thousands of dollars)
Cash and cash equivalents...........................      $67,469       $28,626
Accounts receivable, less allowances,
(2004-$23,361; 2003-$23,957)........................      687,709       602,262
Deferred income taxes...............................       48,448        50,271
Inventories.........................................      719,404       695,946
                                                       ----------    ----------
          Total Current Assets......................    1,523,030     1,377,105
Property, plant and equipment.......................    3,530,129     3,501,551
 Less allowances for depreciation...................    1,968,848     1,892,957
                                                       ----------    ----------
                                                        1,561,281     1,608,594
Goodwill............................................      202,933       173,099
Other intangible assets.............................      195,443       197,993
Deferred income taxes...............................      149,224       148,802
Other assets........................................      214,015       184,196
                                                       ----------    ----------
      Total Assets..................................   $3,845,926    $3,689,789
                                                       ==========    ==========
LIABILITIES
Current Liabilities
Accounts payable and other liabilities..............     $504,218      $425,157
Short-term debt and current portion of long-term debt     237,933       121,194
Accrued expenses....................................      429,489       508,205
                                                       ----------    ----------
          Total Current Liabilities.................    1,171,640     1,054,556
Noncurrent Liabilities
Long-term debt......................................      613,628       613,446
Accrued pension cost................................      415,717       424,414
Accrued postretirement benefits cost................      487,066       476,966
Other noncurrent liabilities........................       39,076        30,780
                                                       ----------    ----------
          Total Noncurrent Liabilities..............    1,555,487     1,545,606
Shareholders' Equity
Common stock........................................      699,492       689,160
Earnings invested in the business...................      789,371       758,849
Accumulated other comprehensive loss................     (370,064)     (358,382)
                                                       ----------    ----------
          Total Shareholders' Equity................    1,118,799     1,089,627
      Total Liabilities and Shareholders' Equity....   $3,845,926    $3,689,789
                                                       ==========    ==========
See accompanying Notes to the Consolidated Condensed Financial Statements.

PART I.  FINANCIAL INFORMATION Continued                                   3.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)                                                        Six Months Ended             Three Months Ended
                                                                 Jun 30        Jun 30          Jun 30        Jun 30
                                                                  2004          2003            2004          2003
                                                               ----------    ----------      ----------    ----------
                                                             (Thousands of dollars, except share and per share data)
Net sales...................................................   $2,229,072    $1,828,260      $1,130,287      $990,253
Cost of products sold.......................................    1,820,962     1,532,429         924,700       832,184
                                                               ----------    ----------      ----------    ----------
   Gross Profit.............................................      408,110       295,831         205,587       158,069
Selling, administrative and general expenses................      290,094       247,964         147,391       135,197
Impairment and restructuring charges .......................        1,059           853             329           853
                                                               ----------    ----------      ----------    ----------
   Operating Income.........................................      116,957        47,014          57,867        22,019
Interest expense............................................      (23,310)      (23,275)        (11,919)      (13,114)
Interest income.............................................          458           418             212           208
Other (expense) income......................................       (7,313)        1,276          (5,288)       (2,578)
                                                               ----------    ----------      ----------    ----------
   Income Before Income Taxes ..............................       86,792        25,433          40,872         6,535
Provision for income taxes..................................       32,981        10,173          15,531         2,614
                                                               ----------    ----------      ----------    ----------
Net Income .................................................   $   53,811    $   15,260      $   25,341    $    3,921
                                                               ==========    ==========      ==========    ==========
 Earnings Per Share*........................................       $ 0.60        $ 0.19          $ 0.28        $ 0.05
 Earnings Per Share - assuming dilution**...................       $ 0.60        $ 0.19          $ 0.28        $ 0.05
 Dividends Per Share........................................       $ 0.26        $ 0.26          $ 0.13        $ 0.13
                                                               ==========    ==========      ==========    ==========
*  Average shares outstanding...............................   89,492,987    79,198,167      89,698,030    85,520,667
** Average shares outstanding - assuming dilution...........   90,356,032    79,402,600      90,552,362    85,760,495

See accompanying Notes to the Consolidated Condensed Financial Statements.

PART I.  FINANCIAL INFORMATION Continued                                   4.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                             Six Months Ended
Cash Provided (Used)                                        Jun 30      Jun 30
                                                             2004        2003
                                                           --------    --------
OPERATING ACTIVITIES                                      (Thousands of dollars)
Net income ............................................... $ 53,811   $ 15,260
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization............................  105,337     88,952
 Loss (gain) on disposals of property, plant and equipment    1,463     (1,954)
 Provision for deferred income taxes......................    3,193      3,892
 Stock issued in lieu of cash to employee benefit plans...    7,569      2,280
 Changes in operating assets and liabilities:
  Accounts receivable..................................... (103,672)   (39,164)
  Inventories.............................................  (19,848)   (18,749)
  Other assets............................................   (5,499)    (4,163)
  Accounts payable and accrued expenses...................  (34,731)     1,414
  Foreign currency translation loss (gain)................    3,309     (9,723)
                                                           --------   --------
   Net Cash Provided by Operating Activities..............   10,932     38,045
INVESTING ACTIVITIES
 Capital expenditures.....................................  (55,696)   (51,707)
 Proceeds from disposals of property, plant and equipment.    2,016     12,078
 Other ...................................................   (1,927)    (1,054)
 Acquisitions.............................................   (7,824)  (718,952)*
                                                           --------    --------
   Net Cash Used by Investing Activities..................  (63,431)  (759,635)
FINANCING ACTIVITIES
 Cash dividends paid to shareholders......................  (23,289)   (19,376)
 Issuance of common stock for acquisition.................      -      180,010*
 Accounts receivable securitization financing borrowings..  133,000    125,000
 Accounts receivable securitization financing payments....  (30,000)       -
 Payments on long-term debt............................... (102,591)   (49,222)
 Proceeds from issuance of long-term debt.................  107,210    424,957
 Short-term debt activity - net...........................    4,569     28,540
                                                           --------   --------
   Net Cash Provided by Financing Activities..............   88,899    689,909
Effect of exchange rate changes on cash...................    2,443      2,076
Increase (Decrease) in Cash and Cash Equivalents..........   38,843    (29,605)
Cash and Cash Equivalents at Beginning of Period..........   28,626     82,050
                                                           --------   --------
Cash and Cash Equivalents at End of Period................ $ 67,469   $ 52,445
                                                           ========   ========
*  Excluding $140 million of common stock (9,395,973 shares) issued to
   Ingersoll-Rand Company, in conjunction with the acquisition.
See accompanying Notes to the Consolidated Condensed Financial Statements.

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
The effect on net income and earnings per share as if the company had applied the fair value recognition provisions of SFAS No. 123 is as follows:
                                   Six months ended          Three months ended
                                        June 30                    June 30
                                  2004          2003         2004        2003
                                --------      --------     --------    --------
(Thousands of dollars)
Net income, as reported         $ 53,811      $ 15,260     $ 25,341    $  3,921
Add:  Stock-based employee
  compensation expense, net
  of related taxes                   681           864          491         413
Deduct:  Total stock-based
  employee compensation
  expense determined under
  fair value based methods
  for all awards, net of
  related tax effects             (3,027)       (2,798)      (2,025)     (1,581)
                                --------      --------     --------    --------
Pro forma net income            $ 51,465      $ 13,326     $ 23,807    $  2,753
                                ========      ========     ========    ========
Earnings per share:
  Basic and diluted -
    as reported                   $ 0.60        $ 0.19       $ 0.28      $ 0.05
  Basic and diluted -
    pro forma                     $ 0.57        $ 0.17       $ 0.26      $ 0.03

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                         6.
Continued
Note 3 -- Acquisition
On February 18, 2003, the company acquired Ingersoll-Rand Company Limited's
(IR's) Engineered Solutions business, a leading worldwide producer of needle roller, heavy-duty roller and ball bearings, and motion control components and assemblies for approximately $840 million, plus $26.0 million of acquisition costs.
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
The allocation of the purchase price has been performed based on the assignment of fair values to assets acquired and liabilities assumed.  Fair values are based primarily on appraisals performed by an independent appraisal firm.  The final purchase price for the acquisition of Torrington is subject to adjustment upward or downward based on the differences for both net working capital and net debt as of December 31, 2001 and February 15, 2003, both calculated in a manner as set forth in The Stock and Asset Purchase Agreement.  These adjust-
ments have not been finalized as of June 30, 2004.
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
                                                  Six Months Ended
                                                      Jun 30
                                                       2003
                                                    ----------
(Amounts in thousands, except per share data)
Net sales                                            $1,979,503
Net income                                           $    8,408
Earnings per share:
  Basic                                              $     0.11
  Diluted                                            $     0.11

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                         7.
Continued
Note 3 -- Acquisition (continued)
The company has finalized its plans for integration activities and plant rationalizations.  In accordance with FASB EITF Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination," the company recorded accruals for severance, exit and relocation costs in the purchase price allocation.  A reconciliation of the beginning and ending accrual balances is as follows:
                                Severance     Exit    Relocation   Total
                                ---------   -------   -----------  -------
                                          (Thousands of dollars)
Balance at December 31, 2003       $3,905   $ 2,325       $1,897   $ 8,127
Add: additional accruals            1,072    17,514            -    18,586
Less:  payments                      (173)  (14,107)        (513)  (14,793)
                                ---------   -------   -----------  -------
  Balance at June 30, 2004         $4,804   $ 5,732       $1,384   $11,920
                                =========   =======   ===========  =======

Note 4 -- Inventories                                      Jun 30     Dec 31
                                                            2004       2003
                                                          --------   ---------
                                                         (Thousands of dollars)
Finished products                                         $317,951    $330,455
Work-in-process and raw materials                          357,796     323,439
Manufacturing supplies                                      43,657      42,052
                                                          --------    --------
                                                          $719,404    $695,946
                                                          ========    ========
An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.
Accordingly, interim LIFO calculations must necessarily be based on manage-
ment's estimates of expected year-end inventory levels and costs.  Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.
                                                            Jun 30     Dec 31
                                                             2004       2003
Note 5 -- Long-term Debt and Other Financing Arrangements  --------   --------
                                                         (Thousands of dollars)
Variable-rate State of Ohio Pollution Control Revenue
   Refunding Bonds, maturing on June 1, 2033
   (1.05% at June 30, 2004)                               $ 17,000     $17,000
Variable-rate State of Ohio Water Development Revenue
   Refunding Bonds, maturing on May 1, 2007
   (1.05% at June 30, 2004)                                  8,000       8,000
Variable-rate State of Ohio Air Quality and Water
   Development Revenue Refunding Bonds, maturing on
   November 1, 2025 (1.05% at June 30, 2004)                21,700      21,700

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                         8.
Continued
Note 5 -- Long-term Debt and Other Financing Arrangements (continued)
                                                           Jun 30     Dec 31
                                                            2004       2003
                                                          --------   ---------
                                                         (Thousands of dollars)
Variable-rate State of Ohio Water Development Authority
   Solid Waste Revenue Bonds, maturing on July 1, 2032
   (1.07% at June 30, 2004)                                 24,000      24,000
Fixed-rate Medium-Term Notes, Series A, due at various
   dates through May 2028, with interest rates ranging
   from 6.20% to 7.76%.                                    286,664     287,000
Variable-rate Senior credit facility, maturing on
   December 31, 2007.  The interest rate is LIBOR plus
   1.5% (4.75% at June 30, 2004)                             5,000        -
Fixed-rate Unsecured Notes, maturing on February 15,
   2010 with a fixed interest rate of 5.75%.               247,533     250,000
Other                                                       10,323      12,471
                                                          --------    --------
                                                           620,220     620,171
Less:  Current Maturities                                    6,592       6,725
                                                          --------    --------
                                                          $613,628    $613,446
                                                          ========    ========
The Accounts Receivable Securitization financing agreement (Asset
Securitization), which provides for borrowings up to $125 million, is limited to certain borrowing base calculations, and is secured by certain trade receivables.  Under the terms of the Asset Securitization, the company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables
Corporation, a wholly owned consolidated subsidiary, that in turn uses the trade receivables to secure the borrowings, which are funded through a vehicle that issues commercial paper in the short-term market.  As of June 30, 2004, there was $103 million outstanding under this facility.  This balance is reflected on the company's consolidated condensed balance sheet as of
June 30, 2004 in short-term debt.  The yield on the commercial paper, which is the commercial paper rate plus program fees, is considered a financing cost, and is included in interest expense on the consolidated statements of income.  This rate was 1.02% at June 30, 2004.
Under the $500 million senior credit facility, the company has three financial covenants:  consolidated net worth; leverage ratio; and fixed charge coverage ratio.  At June 30, 2004, the company was in compliance with the covenants under its senior credit facility and its other debt agreements.

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)
Continued                                                                  9.

Note 6 -- Income Tax Provision       Six Months Ended      Three Months Ended
                                     Jun 30     Jun 30      Jun 30     Jun 30
                                      2004       2003        2004       2003
                                    --------   --------    --------   --------
     U.S.                                     (Thousands of dollars)
        Federal                     $ 20,507   $     73    $  9,445   $ (3,931)
        State & Local                  1,576        328         355       (299)
     Foreign                          10,898      9,772       5,731      6,844
                                    --------   --------    --------    -------
                                    $ 32,981   $ 10,173    $ 15,531   $  2,614
                                    ========   ========    ========   ========
The effective tax rates were 38% and 40% for the three months ended
June 30, 2004 and 2003, respectively, and 38% and 40% for the six months ended
June 30, 2004 and 2003, respectively.  Taxes provided exceeded the U.S.
statutory rate primarily due to unutilized losses at certain foreign operations, taxes paid to state and local jurisdictions, tax on foreign remittances, and other permanent differences, partially offset by tax holidays and benefits related to export incentives.

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)
Continued                                                                 10.
                                                  Jun30     Dec 31
Note 7 -- Shareholders' Equity                     2004      2003
                                                 --------  --------
Class I and Class II serial preferred stock    (Thousands of dollars)
without par value:
   Authorized -- 10,000,000 shares each class
   Issued - none                                 $   -     $   -
Common Stock without par value:
   Authorized -- 200,000,000 shares
   Issued (including shares in treasury)
      2004 - 90,053,540 shares
      2003 - 89,076,114 shares
   Stated Capital                                  53,064    53,064
   Other paid-in capital                          646,487   636,272
Less cost of Common Stock in treasury
      2004 -  2,383 shares
      2003 - 10,601 shares                            (59)     (176)
                                                 --------  --------
                                                 $699,492  $689,160
                                                 ========  ========

An analysis of the change in capital and earnings invested in the business is as follows:
                                               Common Stock       Earnings   Accumulated
                                                        Other     Invested      Other
                                              Stated   Paid-In     in the   Comprehensive   Treasury
                                             Capital   Capital    Business      Loss         Stock       Total
                                             -------   --------   --------    ----------    --------   ----------
                                                                    (Thousands of dollars)
Balance December 31, 2003                    $53,064   $636,272   $758,849     ($358,382)      ($176)  $1,089,627
Net Income                                                          53,811                                 53,811
Foreign currency translation adjustment                                          (13,424)                 (13,424)
Change in fair value of derivative financial
  instruments, net of reclassifications
  (net of income tax of $508)                                                      1,742                    1,742
                                                                                                        ----------
Total comprehensive income                                                                                 42,129
Dividends  - $0.26 per share                                       (23,289)                               (23,289)
Issuance of 8,218 shares from treasury
  and 977,426 shares from authorized related
  to stock option plans                                  10,215                                  117       10,332
                                             -------   --------   --------    ----------    --------   ----------
Balance June 30, 2004                        $53,064   $646,487   $789,371    ($370,064)        ($59)  $1,118,799
                                             =======   ========   ========    ==========    ========   ==========
The total comprehensive income for the three months ended June 30, 2004 and 2003 was $17,056,000 and
$39,353,000 respectively.  Total comprehensive income for the six months ended June 30, 2003 was $58,926,000.

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         11.
Continued
Note 8 -- Impairment and Restructuring Charges
Impairment and restructuring charges are comprised of the following:
                                                    Six Months Ended       Three Months Ended
                                                  Jun 30        Jun 30       Jun 30       Jun 30
                                                   2004          2003         2004         2003
                                                ----------    ----------   ----------    ----------
                                                                (Thousands of dollars)
Severance expense and related benefit costs          $ 911          $853         $181         $853
Exit costs                                             148             -          148            -
                                                ----------    ----------   ----------    ----------
  Total                                             $1,059          $853         $329         $853
                                                ==========    ==========   ==========    ==========
In both the three months and six months ended June 30, 2004, restructuring charges related primarily to severance and related benefit costs for associates who exited the company as a result of the integration of Torrington.
Impairment and restructuring charges by segment are as follows:
                                           Auto    Industrial    Steel   Total
                                          ------  ------------  -------  ------
                                                (Thousands of dollars)
For the six months ended June 30, 2004:
Severance expense and related benefits       $89          $809      $13  $  911
Exit costs                                     -           137       11     148
                                          ------  ------------  -------  ------
  Total                                      $89          $946      $24  $1,059
                                          ======  ============  =======  ======
For the three months ended June 30, 2004:
Severance expense and related benefits       $31          $138      $12    $181
Exit costs                                     -           137       11     148
                                          ------  ------------  -------  ------
  Total                                      $31          $275      $23    $329
                                          ======  ============  =======  ======
For the three and six months ended June 30, 2003:
Severance expense and related benefits       $61          $792       $-    $853
                                          ------  ------------  -------  ------
  Total                                      $61          $792       $-    $853
                                          ======  ============  =======  ======

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         12.
Continued
Note 8 -- Impairment and Restructuring Charges (continued)
The following is a rollforward of accrued severance and exit costs:
                                        (Thousands of dollars)
Balance at December 31, 2003               $4,461
Add:  provisions                            1,059
Less: payments                             (1,220)
                                          --------
Balance at June 30, 2004                   $4,300
                                          ========
The company continues to evaluate the competitiveness of its operations and may from time to time determine to close those operations that are not competitive.  The company may incur charges associated with the closure of such operations in future periods that may be material.
In May 2004, the company announced a plan to begin closing its three bearing plants in Canton, Ohio.  In June 2004, the company and the United Steelworkers of America (union) began the effects bargaining process.  In July 2004, the company and the union agreed to enter into early formal negotiations over the current labor contract, which expires in September 2005.  Since the company and the union have only recently begun discussions, final decisions have not been made regarding the timing of the closure, the impact on employment, and the magnitude of savings and charges for restructuring, which could be material.

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         13.
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
Offset Act (CDSOA), and other items similar in nature).

(Thousands of Dollars)                 Six Months Ended      Three Months Ended
                                       Jun 30    Jun 30       Jun 30    Jun 30
                                        2004      2003         2004      2003
Automotive Group                      --------  --------     --------  --------
 Net sales to external customers      $819,765  $674,654     $404,163  $376,525
 Depreciation and amortization          39,518    30,104       19,028    17,403
 EBIT, as adjusted                      24,930    15,857        6,607     6,989
Industrial Group
 Net sales to external customers      $847,685  $694,543     $437,416  $389,580
 Intersegment sales                        567       346          278       154
 Depreciation and amortization          35,464    26,067       17,457    13,927
 EBIT, as adjusted                      85,077    48,388       49,311    30,578
Steel Group
 Net sales to external customers      $561,622  $459,063     $288,708  $224,148
 Intersegment sales                     78,103    73,556       41,686    32,692
 Depreciation and amortization          30,355    32,781       14,924    16,357
 EBIT, as adjusted                       5,750     3,783        3,026    (2,747)
Reconciliation to Income Before Income Taxes
 Total EBIT, as adjusted, for reportable
   segments                           $115,757  $ 68,028     $ 58,944  $ 34,820
 Impairment and restructuring charges   (1,059)     (853)        (329)     (853)
 Integration/Reorganization expenses   (12,622)  (23,831)      (7,258)  (14,768)
 Gain (loss) on sale of assets              -      3,107           -     (2,340)
 CDSOA repayment                            -     (2,808)          -     (2,808)
 CDSOA receipts, net of expenses         7,743        -            -         -
 Acquisition-related unrealized
   currency exchange gains                  -      1,930           -      1,930
 Prior restructuring accrual reversal       -        942           -        942
 Adoption of FIN 46                       (949)       -            -         -
 Interest expense                      (23,310)  (23,275)     (11,919)  (13,114)
 Interest income                           458       418          212       208
 Intersegment adjustments                  774     1,775        1,222     2,518
                                       -------   -------      -------   -------
 Income before income taxes           $ 86,792  $ 25,433     $ 40,872  $  6,535
                                      ========  ========     ========  ========

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         14.
Continued
Note 10 - Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the six months ended
June 30, 2004 are as follows:
(Thousands of Dollars)            Balance                              Balance
                                  12/31/03   Acquisition    Other      6/30/04
                                 ---------   -----------   -------    ---------
Goodwill:
Automotive                       $  45,614   $  19,269     $  1,151   $  66,034
Industrial                         127,485      10,496       (1,082)    136,899
Steel                                 -            -           -           -
                                 ---------   ----------    --------   ---------
                                 $ 173,099   $  29,765     $     69   $ 202,933
                                 =========   ==========    ========   =========
The following table displays intangible assets as of June 30,2004 and
December 31, 2003:
(Thousands of Dollars)                       As of June 30,2004
                                     ----------------------------------
                                      Gross                       Net
                                     Carrying    Accumulated   Carrying
                                      Amount     Amortization   Amount
                                     --------    ------------  --------
Intangible assets subject to amortization:
Automotive                           $ 61,847    $    (7,391)  $ 54,456
Industrial                             37,934         (4,870)    33,064
Steel                                     443            (92)       351
                                     --------    ------------  --------
                                     $100,224    $   (12,353)  $ 87,871
                                     ========    ===========   ========

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         15.
Continued
Note 10 - Goodwill and Other Intangible Assets (continued)
Intangible assets not subject to amortization:
Goodwill                             $202,933     $    -       $202,933
Intangible pension asset              106,498          -        106,498
Other                                   1,074          -          1,074
                                     --------     -----------  --------
                                     $310,505     $    -       $310,505
                                     ========     ===========  ========
Total Intangible Assets              $410,729     $   (12,353) $398,376
                                     ========     ===========  ========
                                          As of December 31, 2003
                                     ----------------------------------
                                      Gross                       Net
                                     Carrying    Accumulated   Carrying
                                      Amount     Amortization   Amount
                                     --------    ------------  --------
Intangible assets subject to amortization:
Automotive                           $ 68,425     $    (5,664) $ 62,761
Industrial                             30,879          (3,577)   27,302
Steel                                     450            (112)      338
                                     --------     -----------  --------
                                     $ 99,754     $    (9,353) $ 90,401
                                     ========     ===========  ========
Intangible assets not subject to amortization:
Goodwill                             $173,099     $       -    $173,099
Intangible pension asset              106,518                   106,518
Other                                   1,074             -       1,074
                                     --------     -----------  --------
                                     $280,691     $       -    $280,691
                                     ========     ===========  ========
Total Intangible Assets              $380,445     $    (9,353) $371,092
                                     ========     ===========  ========

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         16.
Continued
Note 10 - Goodwill and Other Intangible Assets (continued)
Amortization expense for intangible assets was approximately $2.1 million and
$4.2 million for the three and six months ended June 30, 2004, respectively, and is estimated to be approximately $8.5 million annually for the next five fiscal years.
Note 11 - Equity Investments
The balances related to investments accounted for under the equity method are reported in other assets in the consolidated condensed balance sheets, which were approximately $30.7 million and $34.0 million at June 30, 2004 and
December 31, 2003, respectively.
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
The company concluded that PEL is a variable interest entity and that the company is the primary beneficiary.  In accordance with FASB Interpretation No.
46, "Consolidation of Variable Interest Entities, an interpretation of
Accounting Research Bulletin No. 51," (FIN 46), the company consolidated PEL effective March 31, 2004.  The adoption of FIN 46 resulted in a charge, representing the cumulative effect of change in accounting principle, of
$0.9 million, which is reported in other expense on the consolidated statement of income.  Also, the adoption of FIN 46 increased the consolidated condensed balance sheet as follows: current assets by $1.7 million; property, plant and equipment by $11.3 million; short-term debt by $11.5 million; accounts payable and other liabilities by $0.7 million; and other non-current liabilities by
$1.7 million. All of PEL's assets are collateral for its obligations.  Except for PEL's indebtedness for which the company is a guarantor, PEL's creditors have no recourse to the general credit of the company.  The company is the guarantor of $27.0 million in debt for PEL.  During 2003, the company recorded the aggregate amount outstanding at December 31, 2003 on the debt underlying these guarantees of $26.5 million, which is reported as short-term debt on the consolidated condensed balance sheet.  Subsequent to June 30, 2004, the company paid approximately $3.5 million pursuant to the guarantee of PEL debt, which reduces the total guaranteed to approximately $23 million.

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         17.
Continued
Note 12 - Retirement and Postretirement Benefit Plans
In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about
Pensions and Other Postretirement Benefits."  The revised statement requires the disclosure of the components of the net periodic benefit cost recognized during interim periods.  The following table sets forth the net periodic benefit cost for the company's retirement and postretirement benefit plans.
                                 Pension                   Postretirement
                            -------------------         --------------------
                             Six Months Ended             Six Months Ended
                              Jun 30    Jun 30            Jun 30    Jun 30
                               2004      2003              2004      2003
                            ---------  ---------         --------   --------
                                         (Thousands of dollars)
Service cost                 $ 21,378  $ 23,690          $  3,686    $ 3,382
Interest cost                  72,354    68,622            25,044     24,730
Expected return on
  plan assets                 (72,624)  (66,738)                -          -
Amortization of prior
  service cost                  7,824     9,254            (2,584)    (2,850)
Recognized net
  actuarial loss               15,288     9,598             8,576      7,498
Curtailment loss (gain)             -       280                 -       (908)
Amortization of
  transition asset                (54)     (288)                -          -
                            ---------  ---------         --------   --------
 Net periodic benefit cost   $ 44,166  $ 44,418          $ 34,722    $31,852
                            =========  =========         ========   ========
                             Three Months Ended          Three Months Ended
                              Jun 30    Jun 30            Jun 30    Jun 30
                               2004      2003              2004      2003
                            ---------  ---------         --------   --------
                                         (Thousands of dollars)
Service cost                 $ 10,689  $ 11,845          $  1,843    $ 1,691
Interest cost                  36,177    33,999            12,522     11,856
Expected return on
  plan assets                 (36,312)  (33,369)                -          -
Amortization of prior
  service cost                  3,912     4,627            (1,292)    (1,425)
Recognized net
  actuarial loss                7,644     4,799             4,288      3,749
Curtailment loss (gain)             -       140                 -       (454)
Amortization of
  transition asset                (27)     (144)                -          -
                            ---------  ---------         --------   --------
 Net periodic benefit cost   $ 22,083  $ 21,897          $ 17,361    $15,417
                            =========  =========         ========   ========

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         18.
Continued
Note 12 - Retirement and Postretirement Benefit Plans (continued)
In January 2004, the FASB issued FASB Staff Position (FSP) 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug,
Improvement and Modernization Act of 2003" (the Act).  The FASB is in the
process of amending the FSP by issuing proposed FSP 106-b.  The FSP is effective for the first interim or annual period beginning after June 15, 2004.
The FSP provides guidance on the accounting for the effects of the Act for employers that sponsor "qualified" postretirement health care plans that provide prescription drug benefits.  The company is currently evaluating the effects of the Act on its existing postretirement health care plans and has not determined the amount of any subsidy that may be available from the Act.  In addition, the company has elected under the provisions of the FSP to defer the recognition of any potential subsidy from the Act.  When the amended FSP is issued, previously reported information may be required to change.
Note 13 - Contingencies
On May 4, 2004, cesium 137, a low level radioactive material commonly used in industrial gauging, was detected in a dust evacuation system at the company's
Faircrest steel plant.  This material entered the plant from scrap steel provided by one of its suppliers.  There was no exposure to employees or the environment.  The plant was closed for approximately 10 days for the clean up.
The company estimates that its Steel Group's profitability for the three months ended June 30, 2004 was negatively impacted by approximately $7.7 million as a result of this incident.  This estimate includes $9.0 million of clean-up and estimated business interruption costs as well as reduced EBIT from lower sales, net of a $1.3 million reimbursement received from the insurer.  The company is in discussions with third parties to handle the disposal of the contaminated material.  At this time, the company cannot reasonably estimate the disposal costs, which could be significant.  Consequently, the company has not accrued for these disposal costs in its result of operations for the three months ended
June 30, 2004.  The company expects to recover nearly all of the clean-up, business interruption and disposal costs in excess of $4 million of insurance deductibles.  The $4 million of insurance deductibles has been reflected in cost of products sold in the consolidated statement of income for the three months ended June 30, 2004.

                                                                          19.
Management's Discussion and Analysis of Financial Condition and Results of
Operations
OVERVIEW
--------
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
Industrial Group customers include both original equipment manufacturers and distributors for agriculture, construction, mining, energy, mill, machine tooling, aerospace, and rail applications.  Steel Group products include different alloys in both solid and tubular sections, as well as custom-made steel products, for both automotive and industrial applications, including bearings.
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
Financial Overview:
For the three months ended June 30, 2004, The Timken Company reported sales of approximately $1.1 billion, an increase of approximately 14 percent from the second quarter of 2003.  Sales were higher across all three business segments.
For the three months ended June 30, 2004, earnings per diluted share were $0.28, compared to $0.05 per diluted share for the second quarter of 2003.
For the six months ended June 30, 2004, net sales were approximately
$2.2 billion, an increase of approximately 22 percent from the same period last year, partially driven by the acquisition of Torrington on February 18, 2003.
For the six months ended June 30, 2004, earnings per diluted share were $0.60, compared to $0.19 per diluted share for the six months ended June 30, 2003.
Strong demand and increased penetration in the light truck and medium/heavy truck sectors in both North American and Europe benefited the Automotive Group's net sales.  Automotive Group profitability was negatively impacted by higher raw material costs, but benefited from higher production levels and continuous improvement programs.
Most of the market segments served by the Industrial Group reported double-digit sales increases over 2003 levels.  Also, sales in all geographic regions improved.  In addition to the increased sales volume, profit for the Industrial
Group benefited from lower operating costs and improved pricing.
The increase in the Steel Group's net sales over last year was driven by increased demand, as well as surcharges and price increases implemented to

                                                                          20.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
partially offset rising raw material costs.  Productivity and volume increases more than offset the negative impact that the Faircrest plant shutdown had on the Steel Group's profitability.
On May 4, 2004, cesium 137, a low level radioactive material commonly used in industrial gauging, was detected in a dust evacuation system at Timken's
Faircrest steel plant.  This material entered the plant from scrap steel provided by one of its suppliers.  There was no exposure to employees or the environment.  The plant was closed for approximately 10 days for the clean-up.
Timken estimates that its Steel Group's profitability for the three months ended
June 30, 2004 was negatively impacted by approximately $7.7 million pre-tax as a result of this incident.
THE STATEMENT OF OPERATIONS
----------------------------
Unless otherwise stated below, comments regarding the three months ended
June 30, 2004 apply to the six months ended June 30, 2004 and comments regarding the three months ended June 30, 2003 apply to the six months ended
June 30, 2003.
Overview:
                                     2Q 2004      2Q 2003   $ Change   % Change
                                     -------      -------   --------   --------
(Dollars in millions, except earnings per share)
Net sales                           $1,130.3       $990.3     $140.0      14.1%
Net income                          $   25.3       $  3.9     $ 21.4     548.7%
Earnings per share - diluted        $   0.28       $ 0.05     $ 0.23     460.0%
Average number of shares
  - diluted                       90,552,362   85,760,495          -       5.6%
                                    YTD 2004     YTD 2003   $ Change   % Change
                                    --------     ---------   --------   --------
(Dollars in millions, except earnings per share)
Net sales                           $2,229.1      $1,828.3     $400.8      21.9%
Net income                          $   53.8      $   15.3     $ 38.5     251.6%
Earnings per share - diluted        $   0.60      $   0.19     $ 0.41     215.8%
Average number of shares
  - diluted                       90,356,032    79,402,600          -      13.8%

Sales by Segment:
                                      2Q 2004   2Q 2003   $ Change    % Change
                                      -------   -------   ---------   --------
(Dollars in millions and exclude intersegment sales)
Automotive Group                     $  404.2    $376.5      $ 27.7       7.4%
Industrial Group                        437.4     389.6        47.8      12.3%
Steel Group                             288.7     224.2        64.5      28.8%
                                     --------   -------   ---------    -------
  Total company                      $1,130.3    $990.3      $140.0      14.1%
                                     ========   =======   =========    =======

                                                                          21.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)

                                    YTD 2004   YTD 2003     $ Change    % Change
                                    --------   ----------   ---------   --------
(Dollars in millions and exclude intersegment sales)
Automotive Group                     $  819.8    $  674.7      $145.1      21.5%
Industrial Group                        847.7       694.5       153.2      22.1%
Steel Group                             561.6       459.1       102.5      22.3%
                                     --------   ---------   ---------    -------
  Total company                      $2,229.1    $1,828.3      $400.8      21.9%
                                     ========   =========   =========    =======
The Automotive Group's net sales benefited from strong demand in the North
American and European light truck and medium/heavy truck sectors and new product introductions, partially offset by a decrease in passenger car production.  The
Industrial Group's net sales increased due to stronger demand in most industrial market segments, especially construction and agriculture customers.  The increase in the Steel Group's net sales resulted primarily from increased demand as well as surcharges and price increases implemented to offset rising raw material costs.  For both the Automotive and Industrial Groups, a portion of the net sales increase for the six months ended June 30, 2004, compared to the same period last year, was attributable to the acquisition of Torrington on
February 18, 2003.
Gross Profit:
                                      2Q 2004   2Q 2003   $ Change    % Change
                                      -------   -------   ---------   --------
(Dollars in millions)
Gross profit                           $205.6    $158.1       $47.5      30.0%
Gross profit % to net sales              18.2%     16.0%          -       2.2%
Integration charges included in
  cost of products sold                $  1.0    $  6.6       $(5.6)    (84.9)%
                                     YTD 2004   YTD 2003   $ Change    % Change
                                      -------   -------   ---------   --------
(Dollars in millions)
Gross profit                           $408.1    $295.8     $112.3      38.0%
Gross profit % to net sales              18.3%     16.2%         -       2.1%
Integration charges included in
  cost of products sold                $  2.4    $ 10.3      $(7.9)    (76.7)%
Gross profit for the six months ended June 30, 2003 included a reclassification of $7.5 million from cost of products sold to selling, administrative and general expenses for Torrington engineering and research and development expenses to be consistent with the company's 2004 cost classification methodology.  Gross profit for the Automotive Group in 2004 was higher than 2003 due to higher production levels and reduced manufacturing costs, partially offset by higher raw material costs.  Gross profit for the Industrial Group in
2004 was higher than 2003 primarily as a result of increased volume, lower operating costs and the recovery of high material costs through price increases and surcharges.  Gross profit for the Steel Group in 2004 was higher than 2003 due to the positive impacts from volume increases and productivity improvements, which were partially offset by the negative impact from the Faircrest plant shutdown.  A portion of the high raw material costs was recovered through surcharges and price increases.

                                                                          22.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
In 2004, integration charges included in cost of products sold related primarily to charges associated with the continued integration of Torrington.  In 2003, integration charges included charges related to the one-time write-up of
Torrington inventory, which was required by purchase accounting rules; costs related to the closure of the company's plant in Duston, England; and
integration charges related to the acquisition of Torrington.

Selling, Administrative and General Expenses:
                                      2Q 2004   2Q 2003   $ Change    % Change
                                      -------   -------   ---------   --------
(Dollars in millions)
Selling, administrative and
  general expenses                     $147.4    $135.2       $12.2       9.0%
Selling, administrative and
  general expenses % to net sales        13.0%     13.7%          -      (0.7)%
Integration charges included in
  selling, administrative and
  general expenses                     $  6.3    $  8.2       $(1.9)    (23.2)%
                                      YTD 2004  YTD 2003   $ Change    % Change
                                      --------  --------   ---------   --------
(Dollars in millions)
Selling, administrative and
  general expenses                     $290.1    $248.0       $42.1      17.0%
Selling, administrative and
  general expenses % to net sales        13.0%     13.6%          -      (0.6)%
Integration charges included in
  selling, administrative and
  general expenses                     $ 10.2    $ 13.5       $(3.3)    (24.4)%
The increase in selling, administrative and general expenses for the three months ended June 30, 2004 compared to the same period last year was due primarily to higher sales in 2004.  Selling, administrative and general expenses for the six months ended June 30, 2003 included a reclassification of
$7.5 million from cost of products sold to selling, administrative and general expenses for Torrington engineering and research and development expenses to be consistent with the company's 2004 cost classification methodology.  The decrease between periods in the percentage of selling, administrative and general expenses to net sales was primarily the result of the company's ability to leverage expenses on higher sales, continued focus on controlling spending, lower integration charges, and savings resulting from the integration of
Torrington.  Selling, administrative and general expenses for the six months ended June 30, 2004 increased compared to the same period last year primarily due to the Torrington acquisition.
The integration charges for both 2004 and 2003 related to charges associated with the integration of Torrington.

                                                                          23.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
Impairment and Restructuring Charges:
                                      2Q 2004   2Q 2003   $ Change
                                      -------   -------   ---------
 (Dollars in millions)
Severance and related benefit costs      $0.2      $0.9      $(0.7)
Exit costs                                0.1         -        0.1
                                      -------   -------   ---------
  Total                                  $0.3      $0.9      $(0.6)
                                      =======   =======   =========
                                     YTD 2004  YTD 2003   $ Change
                                     --------  --------   ---------
 (Dollars in millions)
Severance and related benefit costs      $1.0      $0.9       $0.1
Exit costs                                0.1         -        0.1
                                      -------   -------   ---------
  Total                                  $1.1      $0.9       $0.2
                                      =======   =======   =========
In both 2004 and 2003, restructuring charges related primarily to severance and related benefit costs for associates who exited the company as a result of the integration of Torrington.
In May 2004, the company announced a plan to begin closing its three bearing plants in Canton, Ohio.  In June 2004, the company and the United Steelworkers of America (union) began the effects bargaining process.  In July 2004, the company and the union agreed to enter into early formal negotiations over the current labor contract, which expires in September 2005.  Since the company and the union have only recently begun discussions, final decisions have not been made regarding the timing of the closure, the impact on employment, and the magnitude of savings and charges for restructuring, which could be material.
Interest Expense and Income:
                                      2Q 2004   2Q 2003   $ Change
                                      -------   -------   ---------
(Dollars in millions)
Interest expense                        $11.9     $13.1       $(1.2)
Interest income                         $ 0.2     $ 0.2       $   -
                                     YTD 2004  YTD 2003   $ Change
                                     --------  --------   ---------
(Dollars in millions)
Interest expense                        $23.3     $23.3        $  -
Interest income                         $ 0.4     $ 0.4        $  -
Interest expense for the three months ended June 30, 2004 decreased compared to the same period last year due to lower average debt outstanding in the second quarter of 2004, compared to the second quarter of 2003.

                                                                          24.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
Other Income and Expense:
                                      2Q 2004   2Q 2003   $ Change
                                      -------   -------   ---------
  (Dollars in millions)
Other (expense) income, net             $(5.3)   $ 0.2        $(5.5)
CDSOA repayment                             -     (2.8)         2.8
                                      -------   -------   ---------
  Total                                 $(5.3)   $(2.6)       $(2.7)
                                      =======   =======   =========
                                     YTD 2004   YTD 2003   $ Change
                                     --------   --------   ---------
  (Dollars in millions)
CDSOA receipts, net of expenses
  and (repayments)                     $  7.7     $(2.8)      $10.5
Other (expense) income, net             (15.0)      4.1       (19.1)
                                      -------   -------   ---------
  Total                                $ (7.3)    $ 1.3      $ (8.6)
                                      =======   =======   =========
For the three months ended June 30, 2004, other expense, net included losses from equity investments, foreign currency exchange losses and losses on the disposal of assets.  For the three months ended June 30, 2003, other income, net included foreign currency exchange gains, losses on the disposal of assets and losses from equity investments.  For both the three and six months ended
June 30, 2003, the U.S. Continued Dumping and Subsidy Offset Act (CDSOA)
repayment of $2.8 million was the result of a miscalculation by the U.S.
Treasury Department of funds received in 2002.  For the six months ended
June 30, 2004, other expense, net included losses from equity investments, foreign currency exchange losses, losses on the disposal of assets, and the adoption of FASB Interpretation No. 46, "Consolidation of Variable Interest
Entities, an interpretation of Accounting Research Bulletin No. 51" (FIN 46).
For the six months ended June 30, 2003, other income, net included a one-time gain of $5.4 million related to the sale of property in the United Kingdom, foreign currency exchange gains, losses from equity investments, and losses on the disposal of assets.
CDSOA receipts are reported net of applicable expenses.  CDSOA provides for distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and people.  The amounts received in 2004 related to Torrington's needle bearing and ball bearing business.  Pursuant to the terms of the agreement under which the company purchased Torrington, Timken delivered 80% of the CDSOA payments received in 2004 to the seller of
Torrington; the company retained $7.7 million of the 2004 payment.  The company cannot predict whether it will receive any additional payments under CDSOA in
2004 or, if so, in what amount.  In September 2002, the World Trade Organization
(WTO) ruled that such payments are inconsistent with international trade rules.
The U.S. Trade Representative appealed this ruling, but the WTO upheld the ruling on January 16, 2003.  CDSOA continues to be in effect in the United
States at this time.

                                                                          25.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
Income Tax Expense:
The effective tax rates were 38% and 40% for both the quarters and six months ended June 30, 2004 and 2003, respectively.  The effective tax rate for all periods exceeded the U.S. statutory tax rate as a result of losses at certain foreign operations that were not available to reduce overall tax expense, taxes paid to state and local jurisdictions, tax on foreign remittances and other permanent differences, partially offset by tax holidays and benefits related to export incentives.
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
  Automotive Group:
                                      2Q 2004   2Q 2003   $ Change    % Change
                                      -------   -------   ---------   --------
(Dollars in millions)
Net sales, including intersegment
  sales                                $404.2    $376.5      $27.7        7.4%
Adjusted EBIT                          $  6.6    $  7.0      $(0.4)      (5.7)%
Adjusted EBIT margin                      1.6%      1.9%         -       (0.3)%
                                     YTD 2004   YTD 2003   $ Change    % Change
                                     --------   --------   ---------   --------
(Dollars in millions)
Net sales, including intersegment
  sales                                $819.8    $674.7      $145.1       21.5%
Adjusted EBIT                          $ 24.9    $ 15.9      $  9.0       56.6%
Adjusted EBIT margin                      3.0%      2.4%          -        0.6%
The Automotive Group includes sales of bearings and other products and services
(other than steel) to automotive original equipment manufacturers.  The
Automotive Group's net sales benefited from strong demand in the North American and European light truck and medium/heavy truck sectors and new product introductions, partially offset by a decrease in passenger car production.  A portion of the net sales increase for the six months ended June 30, 2004, compared to the same period last year, was attributable to the acquisition of
Torrington.  The Automotive Group's results for the three months ended
June 30, 2004 were negatively impacted by high raw material costs.  In 2004, profitability for the Automotive Group was positively impacted by: higher production levels; reduced manufacturing costs, primarily as a result of workforce reductions during the second half of 2003; and manufacturing savings from continuous improvement programs.  In 2004, the company expects the
Automotive Group to benefit from increased market penetration in markets that are expected to grow slightly.  The company expects the Automotive Group's profitability in 2004 to be higher than 2003.

                                                                          26.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
 Industrial Group:
                                      2Q 2004   2Q 2003   $ Change    % Change
                                      -------   -------   ---------   --------
(Dollars in millions)
Net sales, including intersegment
  sales                                $437.7    $389.7      $48.0       12.3%
Adjusted EBIT                          $ 49.3    $ 30.6      $18.7       61.1%
Adjusted EBIT margin                     11.3%      7.8%         -        3.5%

                                      YTD 2004  YTD 2003   $ Change    % Change
                                      --------  --------   ---------   --------
(Dollars in millions)
Net sales, including intersegment
  sales                                $848.3    $694.9      $153.4      22.1%
Adjusted EBIT                          $ 85.1    $ 48.4      $ 36.7      75.8%
Adjusted EBIT margin                     10.0%      7.0%          -       3.0%
Sales by the Industrial Group include global sales of bearings and other products and services (other than steel) to a diverse customer base, including:
industrial equipment; construction and agriculture; rail; and aerospace and defense customers.  The Industrial Group also includes aftermarket distribution operations for products other than steel.  The Industrial Group's net sales increased due to stronger demand in most industrial market segments, especially construction and agriculture customers.  Also, sales in all geographic regions improved.  A portion of the net sales increase for the six months ended
June 30, 2004, compared to the same period last year, was attributable to the acquisition of Torrington.  Profitability for the Industrial Group in 2004 was
higher than 2003 primarily as a result of increased volume, lower operating costs and the recovery of high material costs through price increases and surcharges.  The company expects the Industrial Group to continue to benefit from growing demand in global industrial markets in 2004 and for the Industrial
Group's profitability in 2004 to be higher than 2003.
  Steel Group:
                                      2Q 2004   2Q 2003   $ Change    % Change
                                      -------   -------   ---------   --------
(Dollars in millions)
Net sales, including intersegment
  sales                                $330.4    $256.8       $73.6      28.7%
Adjusted EBIT                          $  3.0    $ (2.7)      $ 5.7        N/A
Adjusted EBIT margin                      0.9%     (1.1)%         -       2.0%
                                     YTD 2004   YTD 2003   $ Change    % Change
                                     --------   --------   ---------   --------
(Dollars in millions)
Net sales, including intersegment
  sales                                $639.7    $532.6      $107.1      20.1%
Adjusted EBIT                          $  5.8    $  3.8      $  2.0      52.6%
Adjusted EBIT margin                      0.9%      0.7%          -       0.2%

                                                                          27.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
Steel Group products include different alloys in both solid and tubular sections, as well as custom-made steel products, for both automotive and industrial applications, including bearings.  The increase in the Steel Group's net sales resulted primarily from increased demand as well as surcharges and price increases implemented to offset rising raw material costs.  The positive impacts from volume increases and productivity improvements were partially offset by the negative impact from the Faircrest plant shutdown.  A portion of the high raw material costs was recovered through surcharges and price increases.  The company expects the Steel Group to continue to benefit from growing demand in global industrial markets in 2004 and for the Steel Group's profitability in 2004 to be higher than 2003.  The company also expects costs for scrap steel, alloys and energy to remain high for the remainder of 2004.
The company estimates that its Steel Group's profitability for the three months ended June 30, 2004 was negatively impacted by approximately $7.7 million as a result of the unplanned shutdown of its Faircrest plant.  This estimate includes
$9.0 million of clean-up and estimated business interruption costs as well as reduced EBIT from lower sales, net of a $1.3 million reimbursement received from the company's insurer.  The company is in discussions with third parties to handle the disposal of the contaminated material.  At this time, the company cannot reasonably estimate the disposal costs, which could be significant.
Consequently, the company has not accrued for these disposal costs in its results of operations for the three months ended June 30, 2004.  The company expects to recover nearly all of the clean-up, business interruption and disposal costs in excess of $4 million of insurance deductibles.  The $4 million of insurance deductibles has been reflected in cost of products sold in the consolidated statement of income for the three months ended June 30, 2004.

THE BALANCE SHEET
-----------------
Total assets as shown on the Consolidated Condensed Balance Sheet at
June 30, 2004 increased by $156.1 million from December 31, 2003.  This increase was due primarily to increased working capital required to support higher sales.
Current Assets:
                                   06/30/04   12/31/03    $ Change    % Change
                                   --------   --------    --------    --------
(Dollars in millions)
Cash and cash equivalents          $   67.5   $   28.6      $ 38.9       136.0%
Accounts receivable, net              687.7      602.3        85.4        14.2%
Deferred income taxes                  48.4       50.3        (1.9)       (3.8)%
Inventories                           719.4      695.9        23.5         3.4%
                                   --------   --------    --------    --------
  Total current assets             $1,523.0   $1,377.1      $145.9        10.6%
                                   ========   ========    ========    ========
The increase in cash and cash equivalents was partially due to excess cash at certain foreign subsidiaries that was not used to pay down debt at
June 30, 2004.  Refer to the Consolidated Condensed Statement of Cash Flows for
further explanations.  The increase in accounts receivable was due primarily to the timing of sales being higher in the second quarter of 2004, compared to the fourth quarter of 2003.  The increase in inventories was due primarily to higher
Steel Group inventories, which is due in part to higher raw material costs.

                                                                          28.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
Property, Plant and Equipment - Net:
                                   06/30/04   12/31/03    $ Change    % Change
                                   --------   --------    --------    ---------
(Dollars in millions)
Property, plant and equipment
  - cost                           $3,530.1   $3,501.6      $ 28.5         0.8%
Less: allowances for depreciation  (1,968.8)  (1,893.0)      (75.8)       (4.0)%
                                   --------   --------    --------    ---------
Property, plant and equipment
   - net                           $1,561.3   $1,608.6      $(47.3)       (2.9)%
                                   ========   ========    ========    =========
The decrease in property, plant and equipment - net was due primarily to depreciation expense in excess of capital expenditures.

Other Assets:
                                   06/30/04   12/31/03    $ Change    % Change
                                   --------   --------    --------    ---------
(Dollars in millions)
Goodwill                             $202.9     $173.1       $29.8        17.2%
Other intangible assets               195.5      198.0        (2.5)       (1.3)%
Deferred income taxes                 149.2      148.8         0.4         0.3%
Other assets                          214.0      184.2        29.8        16.2%
                                   --------   --------    --------    ---------
  Total other assets                 $761.6     $704.1       $57.5         8.2%
                                   ========   ========    ========    =========
The increase in goodwill was due primarily to updates made in the first quarter of 2004 to the preliminary purchase price allocation to reflect the finalization of plant rationalization plans and integration activities for the Torrington acquisition.  Goodwill resulting from the Torrington acquisition was
$74.7 million at June 30, 2004, compared to $47.0 million at December 31, 2003.
The final purchase price for the acquisition of Torrington is subject to adjustment upward or downward based on the differences for both net working capital and net debt as of December 31, 2001 and February 15, 2003.  These adjustments have not been finalized as of June 30, 2004.
Current Liabilities:
                                   06/30/04   12/31/03    $ Change    % Change
                                   --------   --------    --------    ---------
(Dollars in millions)
Short-term debt                    $  237.9   $  121.2     $ 116.7        96.3%
Accounts payable and other
  liabilities                         504.2      425.2        79.0        18.6%
Accrued expenses                      429.5      508.2       (78.7)      (15.5)%
                                   --------   --------    --------    ---------
  Total current liabilities        $1,171.6   $1,054.6     $ 117.0        11.1%
                                   ========   ========    ========    =========
The increase in short-term debt was due primarily to additional borrowings, primarily under the company's asset securitization facility, as a result of seasonal working capital requirements and cash contributions to its U.S.-based

                                                                          29.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
pension plans as well as the adoption of FIN 46.  Refer to Note 11 - Equity
Investments in the notes to the consolidated condensed financial statements for additional discussion.  The increase in accounts payable and other liabilities was due primarily to an increase in trade accounts payable resulting from increased volume as well as higher raw material costs and additional liabilities recorded as part of the Torrington purchase price allocation to reflect the finalization of plant rationalization plans and integration activities.  The decrease in accrued expenses was due primarily to a reclassification from the current portion of accrued pension cost to the long-term portion based upon the company's estimate of contributions to its pension plans in the next twelve months.  The company expects to make cash contributions of approximately
$175 million to its U.S.-based pension plans during 2004.

Non-Current Liabilities:
                                   06/30/04   12/31/03    $ Change    % Change
                                   --------   --------    --------    ---------
(Dollars in millions)
Long-term debt                    $   613.6  $   613.4      $  0.2         0.0%
Accrued pension cost                  415.7      424.4        (8.7)       (2.1)%
Accrued postretirement benefits
  cost                                487.1      477.0        10.1         2.1%
Other non-current liabilities          39.1       30.8         8.3        27.0%
                                   --------   --------    --------    ---------
  Total non-current liabilities    $1,555.5   $1,545.6      $  9.9         0.6%
                                   ========   ========    ========    =========
The decrease in accrued pension cost was due primarily to contributions to the company's U.S.-based pension plans of $124.6 million during the six months ended
June 30, 2004, partially offset by a reclassification from the current portion of accrued pension cost and current year accruals for pension expense.
Shareholders' Equity:
                                   06/30/04   12/31/03    $ Change    % Change
                                   --------   --------    --------    ---------
(Dollars in millions)
Common stock                      $   699.5  $   689.2       $10.3         1.5%
Earnings invested in the business     789.4      758.8        30.6         4.0%
Accumulated other comprehensive
  loss                               (370.1)    (358.4)      (11.7)       (3.3)%
                                   --------   --------    --------    ---------
  Total shareholders' equity       $1,118.8   $1,089.6       $29.2         2.7%
                                   ========   ========    ========    =========
Earnings invested in the business were increased by net income of $53.8 million, partially offset by dividends declared of $23.3 million.  For discussion regarding the impact of foreign currency translation, refer to "Foreign
Currency" in the Other Information section below.

                                                                          30.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
CASH FLOWS
-----------
                                 YTD 2004     YTD 2003    $ Change
                                 --------     --------    ---------
(Dollars in millions)
Net cash provided by
  operating activities             $ 10.9    $   38.0      $ (27.1)
Net cash used by investing
  activities                        (63.4)     (759.6)       696.2
Net cash provided by
  financing activities               88.9       689.9       (601.0)
Effect of exchange rate
  changes on cash                     2.4         2.1          0.3
                                 --------     --------    ---------
Increase (decrease) in
  cash and cash equivalents        $ 38.8     $ (29.6)           -
                                 ========     ========    =========
The decrease in net cash provided by operating activities of $27.1 million was primarily the result of higher cash contributions to the company's U.S.-based pension plans in 2004 of $124.6 million, compared to $68.0 million in 2003.
Net cash provided by operating activities was also negatively impacted by cash used from other changes in operating assets and liabilities of $35.9 million in
2004, compared to $2.4 million in 2003, which was primarily the result of working capital requirements for increased sales volume and a $28.6 million tax payment made in the first quarter of 2004 related to the sale to NSK Ltd. of the company's interest in NTC, a needle bearing manufacturing joint venture in Japan that had been operated by NSK and Torrington, for which the company received cash proceeds of approximately $146 million during the third quarter of 2003.
These net cash outflows were partially offset by higher net income, adjusted for non-cash items equaling $171.4 million in 2004, compared to $108.4 of similar non-cash items in 2003.  The non-cash items include depreciation and amortization expense, gain or loss on disposals of property, plant and equipment, deferred income tax provision, and common stock issued in lieu of cash to employee benefit plans.
The decrease in net cash used by investing activities was the result of the cash portion of the Torrington acquisition of $719.0 million in 2003, partially offset by higher proceeds received in 2003 from sales of non-strategic assets in the first quarter of 2003.
Net cash provided by financing activities decreased due primarily to the additional debt incurred and common stock issued in connection with the
Torrington acquisition in 2003 of $700 million, partially offset by net borrowings of $112.2 million in 2004.  In 2004, the company expects its pension contributions and capital expenditures to be similar to 2003 levels.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Total debt was $851.5 million at June 30, 2004 compared to $734.6 million at
December 31, 2003.  Net debt was $784.1 million at June 30, 2004, compared to
$706.0 million at December 31, 2003.  The net debt to capital ratio was 41.2% at
June 30, 2004, compared to 39.3% at December 31, 2003. The company expects that

                                                                          31.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
any cash requirements in excess of cash generated from operating activities will be met by the availability under the accounts receivable securitization facility and the senior credit facility.  At June 30, 2004, the company had outstanding letters of credit totaling $66.5 million and borrowings of $5.0 million under the $500 million senior credit facility, which reduced the availability under that facility to $428.5 million.  Also, at June 30, 2004, the company had outstanding borrowings of $103 million under the $125 million accounts receivable securitization facility, which reduced the availability under that facility to $22.0 million.  The company believes it has sufficient liquidity to meet its obligations through 2005.
Reconciliation of Total Debt to Net Debt and the Ratio of Net Debt to Capital:*
        Net debt:
                                      6/30/04      12/31/03
                                     --------     ---------
(Dollars in millions)
Short-term debt                        $237.9        $121.2
Long-term debt                          613.6         613.4
                                     --------     ---------
   Total debt                           851.5         734.6
Less: cash and cash equivalents         (67.4)        (28.6)
                                     --------     ---------
   Net debt                            $784.1        $706.0
                                     ========     =========
        Ratio of net debt to capital:
                                         6/30/04      12/31/03
                                        --------     ---------
(Dollars in millions)
Net debt                               $   784.1     $   706.0
Shareholders' equity                     1,118.8       1,089.6
                                        --------     ---------
   Net debt + shareholders'
     equity (capital)                  $ 1,902.9     $ 1,795.6
                                        ========     =========
Ratio of net debt to capital                41.2%         39.3%
                                        ========     =========
*  Management of the company believes that Net Debt is more representative of the company's financial position than Total Debt, due to a temporary increase in cash and cash equivalents.  This information is provided as additional relevant information concerning the company's financial position.
Under its $500 million senior credit facility, the company has three financial covenants: a consolidated net worth level; a leverage ratio; and a fixed charge coverage ratio.  At June 30, 2004, the company was in compliance with the covenants under its senior credit facility and its other debt agreements.
In January 2004, Standard & Poor's Rating Services reaffirmed its BBB- corporate credit rating on the company.  In October 2003, Moody's Investors Services lowered its rating of the company's debt from Baa3 to Ba1.  The ratings apply to the company's senior unsecured debt and senior implied and senior unsecured

                                                                          32.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
issuer ratings.  The impact of the lowered ratings by Moody's on the company's earnings has been minimal, with only a slight increase in the cost of borrowings under the company's senior credit facility.
The company's contractual debt obligations and contractual commitments outstanding as of June 30, 2004 are as follows:

                            Payments Due by Period  (in millions)
                          Total   Less than       1-3      3-5    More than
                                    1 Year       Years    Years    5 Years
                         ------   ---------    -------   ------   ----------
Contractual Obligations:
Long-term debt           $620.2      $  6.6     $105.9    $22.1       $485.6
Short-term debt           231.3       231.3          -        -            -
Operating Leases           73.1        15.2       21.5     14.0         22.4
Supply Agreement           10.3         5.7        4.6        -            -
                         ------   ---------    -------   ------   ----------
  Total                  $934.9      $258.8     $132.0    $36.1       $508.0
                         ======   =========    =======   ======   ==========
The company's capital lease obligations are immaterial.  The company is also the guarantor of $27.0 million in debt for PEL.  During 2003, the company recorded the aggregate amount outstanding at December 31, 2003 on the debt underlying these guarantees of $26.5 million, which is reported as short-term debt on the consolidated condensed balance sheet, and included in the schedule of contractual obligations above.  Subsequent to June 30, 2004, the company paid approximately $3.5 million pursuant to the guarantee of PEL debt, which reduces the total guaranteed to approximately $23 million.  Additionally, the company guarantees an operating lease of a subsidiary's warehouse facility, which had future rental commitments of $15.4 million at June 30, 2004.  In connection with the sale of the company's Ashland tooling plant in 2002, the company entered into a $25.9 million four-year supply agreement pursuant to which the company purchases tooling, which expires on June 30, 2006.
During the first six months of 2004, the company did not purchase any shares of its common stock as authorized under the company's 2000 common stock purchase plan.  This plan authorizes the company to buy in the open market or in privately negotiated transactions up to four million shares of common stock, which are to be held as treasury shares and used for specified purposes.  The company may exercise this authorization until December 31, 2006.  The company does not expect to be active in repurchasing its shares under this plan in the near-term.
The company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.

OTHER INFORMATION
------------------
Foreign Currency:
Assets and liabilities of subsidiaries, other than Timken Romania, which is considered to operate in a highly inflationary economy, are translated at the rate of exchange in effect on the balance sheet date; income and expenses are

                                                                          33.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
translated at the average rates of exchange prevailing during the quarter.
Related translation adjustments are reflected as a separate component of accumulated other comprehensive loss.  Foreign currency gains and losses resulting from transactions and the translation of financial statements of subsidiaries in highly inflationary countries are included in the consolidated results of operations.  Recently, the American Institute of Certified Public
Accountants SEC Regulations Committee's International Practices Task Force
concluded that Romania should come off highly inflationary status no later than
October 1, 2004.  The company is currently evaluating the impact of this decision on the financial statements of the company.
Foreign currency exchange losses included in the company's operating results for the three months ended June 30, 2004 totaled $0.6 million, compared to gains of
$3.3 million (of which $1.9 million relates to acquisition-related unrealized exchange gains) during the three months ended June 30, 2003.  Foreign currency exchange losses included in the company's operating results for the six months ended June 30, 2004 totaled $2.2 million, compared to gains of $4.9 million (of which $1.9 million relates to acquisition-related unrealized exchange gains)
during the six months ended June 30, 2003.  For the three months ended
June 30, 2004, the company recorded a negative non-cash foreign currency translation adjustment of $8.7 million that decreased shareholders' equity, compared to a positive non-cash foreign currency translation adjustment of
$37.3 million that increased shareholders' equity in the three months ended
June 30, 2003. For the six months ended June 30, 2004, the company recorded a negative non-cash foreign currency translation adjustment of $11.1 million that decreased shareholders' equity, compared to a positive non-cash foreign currency translation adjustment of $45.6 million that increased shareholders' equity in the six months ended June 30, 2003.  Both the three and six months ended
June 30, 2004 were negatively impacted by the effect of currency exchange rates, primarily the weakening of the Euro relative to the U.S. Dollar, compared to
December 31, 2003.
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
The FSP provides guidance on the accounting for the effects of the Act for employers that sponsor "qualified" postretirement health care plans that provide prescription drug benefits.  The company is currently evaluating the effects of the Act on its existing postretirement health care plans and has not determined the amount of any subsidy that may be available from the Act.  In addition, the company has elected under the provisions of the FSP to defer the recognition of any potential subsidy from the Act.  When the amended FSP is issued, previously reported information may be required to change.

                                                                          34.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
Critical Accounting Policies and Estimates:
The company's financial statements are prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  The company reviews its critical accounting policies throughout the year.  The company has concluded that there have been no changes to its critical accounting policies or estimates, as described in its Annual
Report on Form 10-K for the year ended December 31, 2003, during the six months ended June 30, 2004.
Other:
On August 6, 2004, the company's board of directors declared a quarterly cash dividend of $0.13 per share, payable on September 8, 2004 to shareholders of record as of August 20, 2004.  This will be the 329th consecutive dividend paid on the common stock of the company.
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
e)  changes in operating costs.  This includes the effect of changes in the company's manufacturing processes; changes in costs associated with varying levels of operations; changes resulting from inventory management and cost reduction initiatives and different levels of customer demands; the effects

                                                                          35.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
    of unplanned work stoppages; changes in the cost of labor and benefits; the higher cost and availability of raw materials and energy; and the company's ability to mitigate the impact of higher material costs through surcharges and/or price increases.
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
g)  the success of the company's plans concerning the transfer of bearing production from Canton, including the possibility that the transfer of production will not achieve the desired results, the possibility of disruption in the supply of bearings during the process, and the outcome of the company's discussions with the union that represents company associates at the affected facilities.
h)  unanticipated litigation, claims or assessments.  This includes, but is not limited to, claims or problems related to intellectual property, product liability or warranty and environmental issues.
i)  changes in worldwide financial markets, including interest rates, to the extent they affect the company's ability to raise capital or increase the company's cost of funds, have an impact on the overall performance of the company's pension fund investments and/or cause changes in the economy which affect customer demand.
j)  additional factors described in greater detail: on pages S-20 to S-28 in the company's Registration Statement and included Prospectus Supplement dated
    February 12, 2003 relating to the offering of the company's 5.75% notes due
    2010; on pages S-7 to S-16 in the Prospectus Supplement dated October 15,
    2003 relating to an offering of the company's common shares; in the company's Annual Report on Form 10-K for the year ended December 31, 2003;
    in the company's Annual Report; or in the company's Quarterly Report on
    Form 10-Q for the quarter ended March 31, 2004.
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

                                                                         36.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
          Refer to information appearing under the caption "Management's
          Discussion and Analysis of Financial Condition and Results of
          Operations" on pages 19-35 of this Form 10-Q.  Furthermore, a discussion of market risk exposures is included in Part II,
          Item 7A, "Quantitative and Qualitative Disclosure about Market
          Risk," of the Company's 2003 Annual Report on Form 10-K.  There
          have been no material changes in reported market risk since the inclusion of this discussion in the Company's 2003 Annual Report on Form 10-K referenced above.
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

                                                                          37.
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
          The company is currently in discussions with the State of Ohio concerning a violation of Ohio air pollution control laws which was discovered by the company and voluntarily disclosed to the State of
          Ohio approximately eight years ago.  Although no final settlement has been reached, the company believes that the final settlement will not be material to the company or have a material adverse effect on the company's consolidated financial position or results of operations.
Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
         Securities
         (e)               Issuer Purchases of Common Stock
         The following table provides information about purchases by the company during the quarter ended June 30, 2004 of its common stock.
                                                    Total Number   Maximum
                                                    of Shares      Number of
                                                    Purchased as   Shares that
                                                    Part of        May Yet Be
                                                    Publicly       Purchased
                  Total Number     Average          Announced      Under the
                  of Shares        Price Paid       Plans or       Plans or
         Period   Purchased (1)    per Share (2)    Programs       Programs
         ------   -------------    -------------    ------------   -----------
         4/1/04-
          4/30/04        7,674            $23.95               -             -
         5/1/04-
          5/31/04            -                 -               -             -
         6/1/04-
          6/30/04            -                 -               -             -
                  -------------    -------------    ------------   -----------
           Total         7,674            $23.95               -             -
                  =============    =============    ============   ===========
         (1) The company repurchases shares of its common stock that are owned and tendered by employees to satisfy tax withholding obligations on the vesting of restricted shares.
         (2) The average price paid per share is calculated using the daily high and low of the company's common stock as quoted on the New York
             Stock Exchange at the time the employee tenders the shares.
Item 4.  Submission of Matters to a Vote of Security Holders
          Not applicable.

                                                                           38.
Item 6.  Exhibits and Reports on Form 8-K
         (a)   Exhibits
               10.1  Amended form of Excess Benefits Agreement entered into with certain executive officers and certain key
                     employees of the Company.
               10.2  Amended form of Excess Benefits Agreement entered into with the President & Chief Executive Officer; Senior Vice
                     President - Technology; and the Senior Vice President and
                     Chief Information Officer.
               10.3  Amended form of Death Benefit Agreement entered into with these executive officers and certain key employees of the
                     Company who held such positions as of October 1, 2003.
               10.4  Amended form of The Timken Company Restricted Share
                     Agreement.
               10.5  Amended form of The Timken Company Deferred Share
                     Agreement.
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
         (b)   Reports on Form 8-K:
               On July 22, 2004, the company furnished a Form 8-K regarding
               Results of Operations and Financial Condition, which contained a press release announcing the company's second quarter of 2004 results.
               On May 25, 2004, the company furnished a Form 8-K regarding
               Regulation FD Disclosure, which contained a statement announcing that the company's Faircrest steel plant resumed melting steel on May 22, 2004.
               On May 14, 2004, the company furnished a Form 8-K regarding
               Regulation FD Disclosure, which contained a press release
               announcing a plan to begin closing its Canton, Ohio bearing manufacturing operations.

                                                                           39.
         (b)   Reports on Form 8-K (continued):
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

                                                                           40.
                            SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of
1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         The Timken Company
                                  _______________________________

Date      August 6, 2004           BY  /s/  James W. Griffith
      ________________________    ______________________________
                                   James W. Griffith
                                   President and Chief Executive Officer,
                                   and Director

Date      August 6, 2004           BY  /s/  Glenn A. Eisenberg
      ________________________    _______________________________
                                   Glenn A. Eisenberg
                                   Executive Vice President - Finance and
                                   Administration (Principal Financial Officer)