Form 10-Q
period 2004-09-30
TIMKEN CO
filed 2004-11-08
CIK 98362

                                                                           1.
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.   20549
                                   FORM 10Q
   [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended September 30, 2004
                                      or
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
   Common shares outstanding at September 30, 2004, 90,271,676.

PART I.  FINANCIAL INFORMATION                                             2.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
                                                          Sep 30       Dec 31
                                                           2004         2003
ASSETS                                                 ----------    ----------
Current Assets                                          (Thousands of dollars)
Cash and cash equivalents...........................      $52,871       $28,626
Accounts receivable, less allowances,
(2004-$23,058; 2003-$23,957)........................      710,218       602,262
Deferred income taxes...............................       48,421        50,271
Inventories.........................................      798,316       695,946
                                                       ----------    ----------
          Total Current Assets......................    1,609,826     1,377,105
Property, plant and equipment.......................    3,569,909     3,501,551
 Less allowances for depreciation...................    2,009,342     1,892,957
                                                       ----------    ----------
                                                        1,560,567     1,608,594
Goodwill............................................      207,195       173,099
Other intangible assets.............................      193,765       197,993
Deferred income taxes...............................      149,608       148,802
Other assets........................................      198,732       184,196
                                                       ----------    ----------
      Total Assets..................................   $3,919,693    $3,689,789
                                                       ==========    ==========
LIABILITIES
Current Liabilities
Accounts payable and other liabilities..............     $523,816      $425,157
Short-term debt and current portion of long-term debt     261,547       121,194
Accrued expenses....................................      394,730       508,205
                                                       ----------    ----------
          Total Current Liabilities.................    1,180,093     1,054,556
Noncurrent Liabilities
Long-term debt......................................      652,800       613,446
Accrued pension cost................................      420,376       424,414
Accrued postretirement benefits cost................      490,486       476,966
Other noncurrent liabilities........................       30,412        30,780
                                                       ----------    ----------
          Total Noncurrent Liabilities..............    1,594,074     1,545,606
Shareholders' Equity
Common stock........................................      703,674       689,160
Earnings invested in the business...................      795,109       758,849
Accumulated other comprehensive loss................     (353,257)     (358,382)
                                                       ----------    ----------
          Total Shareholders' Equity................    1,145,526     1,089,627
                                                       ----------    ----------
      Total Liabilities and Shareholders' Equity....   $3,919,693    $3,689,789
                                                       ==========    ==========
See accompanying Notes to the Consolidated Condensed Financial Statements.

PART I.  FINANCIAL INFORMATION Continued                                   3.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)                                                       Nine Months Ended             Three Months Ended
                                                                 Sep 30        Sep 30          Sep 30        Sep 30
                                                                  2004          2003            2004          2003
                                                               ----------    ----------      ----------    ----------
                                                             (Thousands of dollars, except share and per share data)
Net sales...................................................   $3,325,796    $2,766,272      $1,096,724      $938,012
Cost of products sold.......................................    2,733,641     2,322,831         912,679       790,402
                                                               ----------    ----------      ----------    ----------
   Gross Profit.............................................      592,155       443,441         184,045       147,610
Selling, administrative and general expenses................      425,100       376,418         135,006       128,454
Impairment and restructuring charges .......................        3,998         2,736           2,939         1,883
                                                               ----------    ----------      ----------    ----------
   Operating Income.........................................      163,057        64,287          46,100        17,273
Interest expense............................................      (35,941)      (35,644)        (12,631)      (12,369)
Interest income.............................................          766           848             308           430
Other (expense), net........................................      (12,924)       (6,183)         (5,611)       (7,459)
                                                               ----------    ----------      ----------    ----------
   Income (Loss) Before Income Taxes .......................      114,958        23,308          28,166        (2,125)
Provision for income taxes..................................       43,684         9,323          10,703          (850)
                                                               ----------    ----------      ----------    ----------
Net Income (Loss)...........................................   $   71,274    $   13,985      $   17,463    $   (1,275)
                                                               ==========    ==========      ==========    ==========
 Earnings Per Share*........................................       $ 0.79        $ 0.17          $ 0.19        $(0.01)
 Earnings Per Share - assuming dilution**...................       $ 0.79        $ 0.17          $ 0.19        $(0.01)
 Dividends Per Share........................................       $ 0.39        $ 0.39          $ 0.13        $ 0.13
                                                               ==========    ==========      ==========    ==========
*  Average shares outstanding...............................   89,706,620    81,109,433      90,166,612    85,568,394
** Average shares outstanding - assuming dilution...........   90,579,359    81,285,394      91,058,739 (A)85,568,394
(A) The addition of 119,016 shares would result in antidilution.
See accompanying Notes to the Consolidated Condensed Financial Statements.

PART I.  FINANCIAL INFORMATION Continued                                   4.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                            Nine Months Ended
Cash Provided (Used)                                        Sep 30      Sep 30
                                                             2004        2003
                                                           --------    --------
OPERATING ACTIVITIES                                      (Thousands of dollars)
Net income ............................................... $ 71,274   $ 13,985
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization............................  156,916    146,012
 Loss (gain) on disposals of property, plant and equipment    2,296       (648)
 Provision for deferred income taxes......................    1,911      2,634
 Stock issued in lieu of cash to employee benefit plans...    1,946      2,301
 Changes in operating assets and liabilities:
  Accounts receivable..................................... (121,331)   (57,524)
  Inventories.............................................  (91,705)   (13,036)
  Other assets............................................   15,269     (6,068)
  Accounts payable and accrued expenses...................  (50,048)   (76,383)
  Foreign currency translation loss (gain)................    1,742    (11,793)
                                                           --------   --------
   Net Cash Used by Operating Activities..................  (11,730)      (520)
INVESTING ACTIVITIES
 Capital expenditures.....................................  (95,229)   (80,802)
 Proceeds from disposals of property, plant and equipment.    2,610     13,578
 Other ...................................................   (2,907)      (878)
 Proceeds from disposals of equity investments............      -      146,335
 Acquisitions.............................................  (10,233)  (723,905)*
                                                           --------    --------
   Net Cash Used by Investing Activities.................. (105,759)  (645,672)
FINANCING ACTIVITIES
 Cash dividends paid to shareholders......................  (35,014)   (30,500)
 Issuance of common stock for acquisition.................      -      180,010*
 Accounts receivable securitization financing borrowings..  183,000    125,000
 Accounts receivable securitization financing payments....  (73,000)    (2,000)
 Payments on long-term debt............................... (193,654)  (152,381)
 Proceeds from issuance of long-term debt.................  237,007    424,957
 Short-term debt activity - net...........................   19,288     54,421
                                                           --------   --------
   Net Cash Provided by Financing Activities..............  137,627    599,507
Effect of exchange rate changes on cash...................    4,107      2,678
Increase (Decrease) in Cash and Cash Equivalents..........   24,245    (44,007)
Cash and Cash Equivalents at Beginning of Period..........   28,626     82,050
                                                           --------   --------
Cash and Cash Equivalents at End of Period................ $ 52,871   $ 38,043
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
The effect on net income and earnings per share as if the company had applied the fair value recognition provisions of SFAS No. 123 is as follows:
                                   Nine months ended          Three months ended
                                        Sep 30                    Sep 30
                                  2004          2003         2004        2003
                                --------      --------     --------    --------
(Thousands of dollars)
Net income (loss), as reported  $ 71,274      $ 13,985     $ 17,463    $ (1,275)
Add:  Stock-based employee
  compensation expense, net
  of related taxes                 1,207         1,243          526         379
Deduct:  Total stock-based
  employee compensation
  expense determined under
  fair value based methods
  for all awards, net of
  related tax effects             (5,055)       (4,732)      (2,028)     (1,934)
                                --------      --------     --------    --------
Pro forma net income (loss)     $ 67,426      $ 10,496     $ 15,961    $ (2,830)
                                ========      ========     ========    ========
Earnings (loss) per share:
  Basic and diluted -
    as reported                   $ 0.79        $ 0.17       $ 0.19      $(0.01)
  Basic - pro forma               $ 0.75        $ 0.13       $ 0.18      $(0.03)
  Diluted - pro forma             $ 0.74        $ 0.13       $ 0.18      $(0.03)

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                         6.
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
The allocation of the purchase price has been performed based on the assignment of fair values to assets acquired and liabilities assumed.  Fair values are based primarily on appraisals performed by an independent appraisal firm.  The final purchase price for the acquisition of Torrington was subject to adjustment upward or downward based on the differences for both net working capital and net debt as of December 31, 2001 and February 15, 2003, both calculated in a manner as set forth in The Stock and Asset Purchase Agreement.  These adjustments were finalized subsequent to September 30, 2004.  In the fourth quarter of 2004, the company will record these adjustments, which will not have a material effect on its financial statements.
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
                                                  Nine Months Ended
                                                      Sep 30
                                                       2003
                                                    ----------
(Amounts in thousands, except per share data)
Net sales                                            $2,917,515
Net income                                           $    7,133
Earnings per share:
  Basic                                              $     0.09
  Diluted                                            $     0.09

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                         7.
Continued
Note 3 -- Acquisition (continued)
The company has finalized its plans for integration activities and plant rationalizations.  In accordance with FASB EITF Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination," the company recorded accruals for severance, exit and relocation costs in the purchase price allocation.  A reconciliation of the beginning and ending accrual balances is as follows:
                                Severance     Exit    Relocation   Total
                                ---------   -------   -----------  -------
                                          (Thousands of dollars)
Balance at December 31, 2003       $3,905   $ 2,325       $1,897   $ 8,127
Add: additional accruals            1,072    17,514            -    18,586
Less:  payments                    (2,023)  (13,363)      (1,179)  (16,565)
                                ---------   -------   -----------  -------
  Balance at Sep 30, 2004          $2,954   $ 6,476       $  718   $10,148
                                =========   =======   ===========  =======

Note 4 -- Inventories                                      Sep 30     Dec 31
                                                            2004       2003
                                                          --------   ---------
                                                         (Thousands of dollars)
Finished products                                         $344,737    $330,455
Work-in-process and raw materials                          406,762     323,439
Manufacturing supplies                                      46,817      42,052
                                                          --------    --------
                                                          $798,316    $695,946
                                                          ========    ========
An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.
Accordingly, interim LIFO calculations must necessarily be based on manage-
ment's estimates of expected year-end inventory levels and costs.  Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.
                                                            Sep 30     Dec 31
                                                             2004       2003
Note 5 -- Long-term Debt and Other Financing Arrangements  --------   --------
                                                         (Thousands of dollars)
Variable-rate State of Ohio Pollution Control Revenue
   Refunding Bonds, maturing on June 1, 2033
   (1.70% at September 30, 2004)                          $ 17,000     $17,000
Variable-rate State of Ohio Water Development Revenue
   Refunding Bonds, maturing on May 1, 2007
   (1.70% at September 30, 2004)                             8,000       8,000
Variable-rate State of Ohio Air Quality and Water
   Development Revenue Refunding Bonds, maturing on
   November 1, 2025 (1.70% at September 30, 2004)           21,700      21,700

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                         8.
Continued
Note 5 -- Long-term Debt and Other Financing Arrangements (continued)
                                                           Sep 30     Dec 31
                                                            2004       2003
                                                          --------   ---------
                                                         (Thousands of dollars)
Variable-rate State of Ohio Water Development Authority
   Solid Waste Revenue Bonds, maturing on July 1, 2032
   (1.72% at September 30, 2004)                            24,000      24,000
Fixed-rate Medium-Term Notes, Series A, due at various
   dates through May 2028, with interest rates ranging
   from 6.20% to 7.76%.                                    286,908     287,000
Variable-rate Senior credit facility, maturing on
   December 31, 2007.  The interest rate is LIBOR plus
   1.5% (4.50% at September 30, 2004)                       42,000        -
Fixed-rate Unsecured Notes, maturing on February 15,
   2010 with a fixed interest rate of 5.75%.               249,418     250,000
Other                                                       10,026      12,471
                                                          --------    --------
                                                           659,052     620,171
Less:  Current Maturities                                    6,252       6,725
                                                          --------    --------
                                                          $652,800    $613,446
                                                          ========    ========
The Accounts Receivable Securitization financing agreement (Asset
Securitization), which provides for borrowings up to $125 million, is limited to certain borrowing base calculations, and is secured by certain trade receivables.  Under the terms of the Asset Securitization, the company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables
Corporation, a wholly owned consolidated subsidiary, that in turn uses the trade receivables to secure the borrowings, which are funded through a vehicle that issues commercial paper in the short-term market.  As of September 30,
2004, there was $110 million outstanding under this facility.  This balance is reflected on the company's consolidated condensed balance sheet as of
September 30, 2004 in short-term debt.  The yield on the commercial paper, which is the commercial paper rate plus program fees, is considered a financing cost, and is included in interest expense on the consolidated statements of income.  This rate was 2.21% at September 30, 2004.
Under the $500 million senior credit facility, the company has three financial covenants:  consolidated net worth; leverage ratio; and fixed charge coverage ratio.  At September 30, 2004, the company was in compliance with the covenants under its senior credit facility and its other debt agreements.

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)
Continued                                                                  9.

Note 6 -- Income Tax Provision       Nine Months Ended      Three Months Ended
                                     Sept 30    Sept 30    Sept 30     Sept 30
                                      2004       2003        2004       2003
                                    --------   --------    --------   --------
     U.S.                                     (Thousands of dollars)
        Federal                     $ 20,722   $(5,684)   $  3,656   $ (5,757)
        State & Local                  3,020      1,291         651        963
     Foreign                          19,942     13,716       6,396      3,944
                                    --------   --------    --------    -------
                                    $ 43,684   $  9,323    $ 10,703   $  (850)
                                    ========   ========    ========   ========
The effective tax rates were 38% and 40% for the three months ended
September 30, 2004 and 2003, respectively, and 38% and 40% for the nine months ended September 30, 2004 and 2003, respectively.  Taxes provided exceeded the
U.S. statutory rate primarily due to unutilized losses at certain foreign operations, taxes paid to state and local jurisdictions, tax on foreign remittances, and other permanent differences, partially offset by tax holidays and benefits related to extraterritorial income.

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)
Continued                                                                 10.
                                                  Sep 30     Dec 31
Note 7 -- Shareholders' Equity                     2004      2003
                                                 --------  --------
Class I and Class II serial preferred stock    (Thousands of dollars)
without par value:
   Authorized -- 10,000,000 shares each class
   Issued - none                                 $   -     $   -
Common Stock without par value:
   Authorized -- 200,000,000 shares
   Issued (including shares in treasury)
      2004 - 90,273,877 shares
      2003 - 89,076,114 shares
   Stated Capital                                  53,064    53,064
   Other paid-in capital                          650,662   636,272
Less cost of Common Stock in treasury
      2004 -  2,201 shares
      2003 - 10,601 shares                            (52)     (176)
                                                 --------  --------
                                                 $703,674  $689,160
                                                 ========  ========

An analysis of the change in capital and earnings invested in the business is as follows:
                                               Common Stock       Earnings   Accumulated
                                                        Other     Invested      Other
                                              Stated   Paid-In     in the   Comprehensive   Treasury
                                             Capital   Capital    Business      Loss         Stock       Total
                                             -------   --------   --------    ----------    --------   ----------
                                                                    (Thousands of dollars)
Balance December 31, 2003                    $53,064   $636,272   $758,849     ($358,382)      ($176)  $1,089,627
Net Income                                                          71,274                                 71,274
Foreign currency translation adjustment                                           3,542                     3,542
Change in fair value of derivative financial
  instruments, net of reclassifications
  (net of income tax of $414)                                                     1,583                     1,583
                                                                                                        ---------
Total comprehensive income                                                                                 76,399
Dividends  - $0.39 per share                                       (35,014)                               (35,014)
Issuance of 8,400 shares from treasury
  and 1,197,763 shares from authorized related
  to stock option plans                                  14,390                                  124       14,514
                                             -------   --------   --------    ----------    --------   ----------
Balance September 30, 2004                   $53,064   $650,662   $795,109    ($353,257)        ($52)  $1,145,526
                                             =======   ========   ========    ==========    ========   ==========
The total comprehensive income for the three months ended September 30, 2004 and 2003 was $34,270,000 and
$1,640,000 respectively.  Total comprehensive income for the nine months ended September 30, 2003 was $60,566,000.

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         11.
Continued
Note 8 -- Impairment and Restructuring Charges
Impairment and restructuring charges are comprised of the following:
                                                    Nine Months Ended        Three Months Ended
                                                  Sep 30        Sep 30       Sep 30       Sep 30
                                                   2004          2003         2004         2003
                                                ----------    ----------   ----------    ----------
                                                                (Thousands of dollars)
Severance expense and related benefit costs         $3,706        $2,736       $2,795       $1,883
Exit costs                                             292             -          144            -
                                                ----------    ----------   ----------    ----------
  Total                                             $3,998        $2,736       $2,939       $1,883
                                                ==========    ==========   ==========    ==========
In both the three months and nine months ended September 30, 2004, restructuring charges related primarily to severance and related benefit costs for associates who exited the company as a result of the integration of Torrington.
Impairment and restructuring charges by segment are as follows:
                                           Auto    Industrial    Steel   Total
                                          ------  ------------  -------  ------
                                                (Thousands of dollars)
For the nine months ended Sep 30, 2004:
Severance expense and related benefits    $1,554        $2,139      $13  $3,706
Exit costs                                    40           241       11     292
                                          ------  ------------  -------  ------
  Total                                   $1,594        $2,380      $24  $3,998
                                          ======  ============  =======  ======
For the three months ended Sep 30, 2004:
Severance expense and related benefits    $1,465        $1,330    $  -   $2,795
Exit costs                                    40           104       -      144
                                          ------  ------------  -------  ------
  Total                                   $1,505        $1,434    $  -   $2,939
                                          ======  ============  =======  ======
For the nine months ended Sep 30, 2003:
Severance expense and related benefits      $573        $2,057     $106  $2,736
                                          ------  ------------  -------  ------
  Total                                     $573        $2,057     $106  $2,736
                                          ======  ============  =======  ======
For the three months ended Sep 30, 2003:
Severance expense and related benefits      $512        $1,265     $106  $1,883
                                          ------  ------------  -------  ------
  Total                                     $512        $1,265     $106  $1,883
                                          ======  ============  =======  ======

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         12.
Continued
Note 8 -- Impairment and Restructuring Charges (continued)
The following is a rollforward of accrued severance and exit costs:
                                        (Thousands of dollars)
Balance at December 31, 2003               $4,461
Add:  provisions                            3,998
Less: payments                             (4,116)
                                          --------
Balance at September 30, 2004              $4,343
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
Offset Act (CDSOA), and other items similar in nature).

(Thousands of Dollars)                 Nine Months Ended     Three Months Ended
                                       Sep 30     Sep 30      Sep 30    Sep 30
                                        2004       2003        2004      2003
Automotive Group                      --------   --------    --------  --------
 Net sales to external customers    $1,190,641 $1,021,458    $370,876  $346,804
 Depreciation and amortization          58,619     53,768      19,101    23,664
 EBIT (loss), as adjusted               17,782      7,398      (7,148)   (8,459)
Industrial Group
 Net sales to external customers    $1,261,274 $1,080,951    $413,589  $386,407
 Intersegment sales                        983        481         416       136
 Depreciation and amortization          52,852     43,243      17,388    17,176
 EBIT, as adjusted                     130,277     83,489      45,200    35,100
Steel Group
 Net sales to external customers      $873,881   $663,863    $312,259  $204,801
 Intersegment sales                    121,147    105,371      43,044    31,815
 Depreciation and amortization          45,445     49,001      15,090    16,220
 EBIT (loss), as adjusted               22,510     (1,826)     16,760    (5,609)
Reconciliation to Income (Loss) Before Income Taxes
 Total EBIT, as adjusted, for
   reportable segments                $170,569   $ 89,061    $ 54,812  $ 21,032
 Impairment and restructuring charges   (3,998)    (2,736)     (2,939)   (1,883)
 Integration/Reorganization expenses   (20,119)   (28,925)     (7,497)   (5,094)
 Gain on sale of assets                     -       3,107          -         -
 CDSOA repayment                            -     (2,808)         -         -
 CDSOA receipts, net of expenses         7,743         -           -         -
 Acquisition-related unrealized
   currency exchange gains                  -       1,930          -         -
 Prior restructuring accrual reversal       -         (32)         -       (974)
 Adoption of FIN 46                       (948)        -           -         -
 Other                                    (719)        -         (719)       -
 Interest expense                      (35,941)   (35,644)    (12,631)  (12,369)
 Interest income                           766        848         308       430
 Intersegment adjustments               (2,395)    (1,493)     (3,168)   (3,267)
                                       -------    -------     -------   -------
 Income (loss) before income taxes    $114,958   $ 23,308    $ 28,166  $ (2,125)
                                      ========   ========    ========  ========

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         14.
Continued
Note 10 - Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended
September 30, 2004 are as follows:
(Thousands of Dollars)            Balance                              Balance
                                  12/31/03   Acquisition    Other      9/30/04
                                 ---------   -----------   -------    ---------
Goodwill:
Automotive                       $  45,614   $  18,744     $  3,899   $  68,257
Industrial                         127,485      12,258         (805)    138,938
Steel                                 -            -           -           -
                                 ---------   ----------    --------   ---------
                                 $ 173,099   $  31,002     $  3,094   $ 207,195
                                 =========   ==========    ========   =========
The following table displays intangible assets as of September 30,2004 and
December 31, 2003:
(Thousands of Dollars)                       As of September 30,2004
                                     ----------------------------------
                                      Gross                       Net
                                     Carrying    Accumulated   Carrying
                                      Amount     Amortization   Amount
                                     --------    ------------  --------
Intangible assets subject to amortization:
Automotive                           $ 62,239    $    (8,878)  $ 53,361
Industrial                             38,113         (5,681)    32,432
Steel                                     468           (103)       365
                                     --------    ------------  --------
                                     $100,820    $   (14,662)  $ 86,158
                                     ========    ===========   ========

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         15.
Continued
Note 10 - Goodwill and Other Intangible Assets (continued)
Intangible assets not subject to amortization:
Goodwill                             $207,195     $    -       $207,195
Intangible pension asset              106,526          -        106,526
Other                                   1,081          -          1,081
                                     --------     -----------  --------
                                     $314,802     $    -       $314,802
                                     ========     ===========  ========
Total Intangible Assets              $415,622     $   (14,662) $400,960
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
Continued
Note 10 - Goodwill and Other Intangible Assets (continued)
Amortization expense for intangible assets was approximately $2.3 million and
$6.5 million for the three and nine months ended September 30, 2004, respectively, and is estimated to be approximately $8.5 million annually for the next five fiscal years.
Note 11 - Equity Investments
The balances related to investments accounted for under the equity method are reported in other assets in the consolidated condensed balance sheets, which were approximately $29.8 million and $34.0 million at September 30, 2004 and
December 31, 2003, respectively.
Equity investments are reviewed for impairment when circumstances (such as lower than expected financial performance or change in strategic direction) indicate that the net book value of the investment may not be recoverable.  If an impairment does exist, the equity investment is written down to its fair value with a corresponding charge to the statement of operations.
During 2000, the company's Steel Group invested in a joint venture, PEL
Technologies (PEL), to commercialize a proprietary technology that converts iron units into engineered iron oxides for use in pigments, coatings and abrasives.
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
46, "Consolidation of Variable Interest Entities, an interpretation of
Accounting Research Bulletin No. 51," (FIN 46), the company consolidated PEL effective March 31, 2004.  The adoption of FIN 46 resulted in a charge, representing the cumulative effect of change in accounting principle, of
$0.9 million, which is reported in other expense on the consolidated statement of income.  Also, the adoption of FIN 46 increased the consolidated condensed balance sheet as follows: current assets by $1.7 million; property, plant and equipment by $11.3 million; short-term debt by $11.5 million; accounts payable and other liabilities by $0.7 million; and other non-current liabilities by
$1.7 million. All of PEL's assets are collateral for its obligations.  Except for PEL's indebtedness for which the company is a guarantor, PEL's creditors have no recourse to the general credit of the company.  The company is the guarantor of debt for PEL.  During 2003, the company recorded the aggregate amount outstanding at December 31, 2003 on the debt underlying these guarantees of $26.5 million.  During the third quarter of 2004, the company paid
$3.5 million pursuant to the guarantee of PEL debt, which reduced the total guaranteed to $23 million, which is reported as short-term debt on the
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
interim periods.  The following table sets forth the net periodic benefit cost for the company's retirement and postretirement benefit plans.
                                 Pension                   Postretirement
                            -------------------         --------------------
                             Nine Months Ended             Nine Months Ended
                              Sep 30    Sep 30            Sep 30    Sep 30
                               2004      2003              2004      2003
                            ---------  ---------         --------   --------
                                         (Thousands of dollars)
Service cost                 $ 29,402  $ 35,536          $  4,313    $ 5,074
Interest cost                 109,171   102,932            36,959     37,094
Expected return on
  plan assets                (109,324) (100,106)                -          -
Amortization of prior
  service cost                 11,338    13,880            (3,512)    (4,275)
Recognized net
  actuarial loss               24,876    14,398            13,221     11,248
Curtailment loss (gain)             -       420                 -     (1,362)
Amortization of
  transition asset                (81)     (431)                -          -
                            ---------  ---------         --------   --------
 Net periodic benefit cost   $ 65,382  $ 66,629          $ 50,981    $47,779
                            =========  =========         ========   ========
                             Three Months Ended          Three Months Ended
                              Sep 30    Sep 30            Sep 30    Sep 30
                               2004      2003              2004      2003
                            ---------  ---------         --------   --------
                                         (Thousands of dollars)
Service cost                 $ 8,024   $ 11,846          $   627     $ 1,692
Interest cost                 36,817     34,310           11,915      12,364
Expected return on
  plan assets                (36,700)   (33,368)               -          -
Amortization of prior
  service cost                 3,514      4,626             (928)     (1,425)
Recognized net
  actuarial loss               9,588      4,800            4,645       3,750
Curtailment loss (gain)            -        140                -        (454)
Amortization of
  transition asset               (27)      (143)               -           -
                            ---------  ---------         --------   --------
 Net periodic benefit cost   $21,216   $ 22,211          $16,259     $15,927
                            =========  =========         ========   ========

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         18.
Continued
Note 12 - Retirement and Postretirement Benefit Plans (continued)
The U.S. Medicare Prescription Drug Improvement and Modernization Act of 2003
(the Act) was signed into law on December 8, 2003.  The Act provides for prescription drug benefits under Medicare Part D and contains a subsidy to plan sponsors who provide "actuarially equivalent" prescription plans. The company believes that it offers "actuarially equivalent" prescription plans.  In
May 2004, the Financial Accounting Standards Board issued FASB Staff Position
No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare
Prescription Drug, Improvement and Modernization Act of 2003" (FSP 106-2).  FSP
106-2 is effective for the first interim or annual period beginning after
June 15, 2004.  Prior to the third quarter of 2004, the company elected deferral under FSP 106-2.  During the three months ended September 30, 2004, the company adopted retroactively FSP 106-2.  The effect of the Act has been measured as of
December 31, 2003 and is now reflected in the company's unaudited condensed consolidated financial statements and accompanying notes.  The effect of the Act is a reduction to the accumulated postretirement benefit obligation of
$30.7 million.  Also, the effect of the Act will decrease the net periodic postretirement benefit cost by $4.1 million in 2004, comprised of $2.2 million of amortization of unrecognized net actuarial loss and $1.9 million in reduced interest costs.  During the three months ended September 30, 2004, the company recorded a reduction to the net periodic postretirement benefit cost of
$3.1 million.
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
During the third quarter of 2004, the company incurred clean-up costs of
$2.5 million, which were more than offset by a reimbursement of $3.0 million received from the company's insurer.  The company estimates that its Steel
Group's profitability for the nine months ended September 30, 2004 was negatively impacted by approximately $7.2 million as a result of this incident.
This estimate includes $11.5 million of clean-up and estimated business interruption costs as well as reduced EBIT from lower sales, net of reimbursements of $4.3 million received to date from the company's insurer.
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
The Automotive and Industrial Groups design, manufacture and distribute a range of bearings and related products and services.  Automotive Group customers include original equipment manufacturers of passenger cars and trucks, including light- and medium-duty to heavy-duty trucks and their suppliers.  Industrial
Group customers include both original equipment manufacturers and distributors for agriculture, construction, mining, energy, mill, machine tooling, aerospace, and rail applications.  Steel Group products include different alloys in both solid and tubular sections, as well as custom-made steel products, for both automotive and industrial applications, including bearings.
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

Financial Overview:
For the three months ended September 30, 2004, The Timken Company reported net sales of approximately $1.1 billion, an increase of approximately 17 percent from the third quarter of 2003.  Sales were higher across all three business segments.  For the three months ended September 30, 2004, earnings per diluted share were $0.19, compared to a loss of $0.01 per diluted share for the third quarter of 2003.
For the nine months ended September 30, 2004, net sales were approximately
$3.3 billion, an increase of approximately 20 percent from the same period last year, partially driven by the acquisition of Torrington.  For the nine months ended September 30, 2004, earnings per diluted share were $0.79, compared to
$0.17 per diluted share for the nine months ended September 30, 2003.
The company benefited from operational improvements made over the past year and synergies from the Torrington acquisition.  The company has been challenged by the rapid upturn in market demand and unprecedented high raw material costs, but is actively addressing these issues to improve customer service and leverage the increased volume.
The Automotive Group's net sales increased from the third quarter of last year due to increased market penetration and new product launches, despite a one percent reduction in North American light vehicle production and a flat European market.  Medium- and heavy-duty truck demand continued to be strong, driven by a
38 percent increase in North American vehicle production.  The Automotive
Group's profitability benefited from higher sales and continued productivity improvements, but was negatively impacted by higher raw material costs.

                                                                          20.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
The Industrial Group reported a strong sales increase across most market sectors, with the strongest growth in construction, agriculture, rail, and mechanical power transmission.  In addition to the increased sales volume, profit for the Industrial Group benefited from lower operating costs and improved pricing and surcharges.
The increase in the Steel Group's net sales over last year was driven by price increases and surcharges, which were implemented to recover high costs for scrap, alloys and energy, as well as increased demand.  The strongest market sectors were aerospace, oil production and industrial.  The company recovered a significant portion of the raw material cost increases through surcharges and price increases.  The Steel Group's profitability further benefited from volume increases and productivity improvements.

THE STATEMENT OF OPERATIONS
----------------------------
Unless otherwise stated below, comments regarding the three months ended
September 30, 2004 apply also to the nine months ended September 30, 2004 and comments regarding the three months ended September 30, 2003 apply also to the nine months ended September 30, 2003.
Overview:
                                     3Q 2004      3Q 2003   $ Change   % Change
                                     -------      -------   --------   --------
(Dollars in millions, except earnings per share)
Net sales                           $1,096.7       $938.0     $158.7      16.9%
Net income (loss)                   $   17.5       $ (1.3)    $ 18.8        N/A
Earnings per share - diluted        $   0.19       $(0.01)    $ 0.20        N/A
Average number of shares
  - diluted                       91,058,739   85,568,394          -       6.4%
                                    YTD 2004     YTD 2003   $ Change   % Change
                                    --------     ---------   --------   --------
(Dollars in millions, except earnings per share)
Net sales                           $3,325.8      $2,766.3     $559.5      20.2%
Net income                          $   71.3      $   14.0     $ 57.3     409.3%
Earnings per share - diluted        $   0.79      $   0.17     $ 0.62     364.7%
Average number of shares
  - diluted                       90,579,359    81,285,394          -      11.4%

Sales by Segment:
                                      3Q 2004   3Q 2003   $ Change    % Change
                                      -------   -------   ---------   --------
(Dollars in millions and exclude intersegment sales)
Automotive Group                     $  370.9    $346.8      $ 24.1       6.9%
Industrial Group                        413.6     386.4        27.2       7.0%
Steel Group                             312.2     204.8       107.4      52.4%
                                     --------   -------   ---------    -------
  Total company                      $1,096.7    $938.0      $158.7      16.9%
                                     ========   =======   =========    =======

                                                                          21.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)

                                    YTD 2004   YTD 2003     $ Change    % Change
                                    --------   ----------   ---------   --------
(Dollars in millions and exclude intersegment sales)
Automotive Group                     $1,190.6    $1,021.5      $169.1      16.6%
Industrial Group                      1,261.3     1,080.9       180.4      16.7%
Steel Group                             873.9       663.9       210.0      31.6%
                                     --------   ---------   ---------    -------
  Total company                      $3,325.8    $2,766.3      $559.5      20.2%
                                     ========   =========   =========    =======
The Automotive Group's net sales benefited from increased market penetration in the North American and European light truck sectors, new product introductions and increased demand in the medium and heavy truck sectors.  The Industrial
Group's net sales increased due to stronger demand in most industrial market segments, especially construction, agriculture, rail, and mechanical power transmission.  The increase in the Steel Group's net sales resulted primarily from price increases and surcharges, which were implemented to recover high costs for scrap, alloys and energy, as well as increased demand.  The strongest
Steel Group market sectors were aerospace, oil production and industrial.  For both the Automotive and Industrial Groups, a portion of the net sales increase for the nine months ended September 30, 2004, compared to the same period last year, was attributable to the acquisition of Torrington on February 18, 2003.
Gross Profit:
                                      3Q 2004   3Q 2003   $ Change    % Change
                                      -------   -------   ---------   --------
(Dollars in millions)
Gross profit                           $184.0    $147.6       $36.4      24.7%
Gross profit % to net sales              16.8%     15.7%          -       1.1%
Integration charges included in
  cost of products sold                $  1.0    $  0.2        $0.8     400.0%
                                     YTD 2004   YTD 2003   $ Change    % Change
                                      -------   -------   ---------    --------
(Dollars in millions)
Gross profit                           $592.2    $443.4     $148.8      33.6%
Gross profit % to net sales              17.8%     16.0%         -       1.8%
Integration charges included in
  cost of products sold                $  3.4    $ 10.5      $(7.1)    (67.6)%
Gross profit for the nine months ended September 30, 2003 included a reclassification of $7.5 million from cost of products sold to selling, administrative and general expenses for Torrington engineering and research and development expenses to be consistent with the company's 2004 cost classification methodology.  Gross profit benefited from higher sales and improved manufacturing performance leveraging higher volumes.  Gross profit was negatively impacted by higher raw material costs, although the company recovered a significant portion of these increases through price increases and surcharges.
In 2004, integration charges included in cost of products sold related to charges associated with the continued integration of Torrington.  In 2003, integration charges included charges related to: the one-time write-up of
Torrington inventory, which was required by purchase accounting rules; costs related to the closure of the company's plant in Duston, England; and other integration charges related to the acquisition of Torrington.

                                                                          22.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
Selling, Administrative and General Expenses:
                                      3Q 2004   3Q 2003   $ Change    % Change
                                      -------   -------   ---------   --------
(Dollars in millions)
Selling, administrative and
  general expenses                     $135.0    $128.5       $ 6.5       5.1%
Selling, administrative and
  general expenses % to net sales        12.3%     13.7%          -      (1.4)%
Integration charges included in
  selling, administrative and
  general expenses                     $  6.5    $  4.9       $ 1.6       32.7%
                                      YTD 2004  YTD 2003   $ Change    % Change
                                      --------  --------   ---------   --------
(Dollars in millions)
Selling, administrative and
  general expenses                     $425.1    $376.4       $48.7      12.9%
Selling, administrative and
  general expenses % to net sales        12.8%     13.6%          -      (0.8)%
Integration charges included in
  selling, administrative and
  general expenses                     $ 16.7    $ 18.4       $(1.7)     (9.2)%
The increase in selling, administrative and general expenses for the three months ended September 30, 2004 compared to the same period last year was due primarily to higher sales in the third quarter of 2004.  Selling, administrative and general expenses for the nine months ended September 30, 2003 included a reclassification of $7.5 million from cost of products sold to selling, administrative and general expenses for Torrington engineering and research and development expenses to be consistent with the company's 2004 cost classification methodology.  The decrease between periods in the percentage of selling, administrative and general expenses to net sales was primarily the result of the company's ability to leverage expenses on higher sales, continued
focus on controlling spending, and savings resulting from the integration of
Torrington.  Selling, administrative and general expenses for the nine months ended September 30, 2004 increased compared to the same period last year primarily due to higher sales and higher accruals for performance-based compensation.
The integration charges for both 2004 and 2003 related to charges associated with the integration of Torrington, primarily for information technology and purchasing initiatives.

                                                                          23.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
Impairment and Restructuring Charges:
                                      3Q 2004   3Q 2003   $ Change
                                      -------   -------   ---------
 (Dollars in millions)
Severance and related benefit costs      $2.8      $1.9       $0.9
Exit costs                                0.1         -        0.1
                                      -------   -------   ---------
  Total                                  $2.9      $1.9       $1.0
                                      =======   =======   =========
                                     YTD 2004  YTD 2003   $ Change
                                     --------  --------   ---------
 (Dollars in millions)
Severance and related benefit costs      $3.7      $2.7       $1.0
Exit costs                                0.3         -        0.3
                                      -------   -------   ---------
  Total                                  $4.0      $2.7       $1.3
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
magnitude of savings and charges for restructuring, which could be material.

Interest Expense and Income:
                                      3Q 2004   3Q 2003   $ Change
                                      -------   -------   ---------
(Dollars in millions)
Interest expense                        $12.6     $12.4       $0.2
Interest income                         $ 0.4     $ 0.4       $  -
                                     YTD 2004  YTD 2003   $ Change
                                     --------  --------   ---------
(Dollars in millions)
Interest expense                        $35.9     $35.6        $0.3
Interest income                         $ 0.8     $ 0.8        $  -
Interest expense for both the three and nine months ended September 30, 2004 increased compared to the same periods last year due to higher effective interest rates, partially offset by lower average debt outstanding.

                                                                          24.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
Other Income and Expense:
                                      3Q 2004   3Q 2003   $ Change
                                      -------   -------   ---------
  (Dollars in millions)
Other (expense), net                    $(5.6)    $(7.5)       $1.9
                                     YTD 2004   YTD 2003   $ Change
                                     --------   --------   ---------
  (Dollars in millions)
CDSOA receipts, net of expenses
  and (repayments)                     $  7.7     $(2.8)      $10.5
Other (expense), net                    (20.6)     (3.4)      (17.2)
                                      -------   -------   ---------
  Total                                $(12.9)    $(6.2)     $ (6.7)
                                      =======   =======   =========
For the three months ended September 30, 2004, other expense, net included losses on the disposal of assets and foreign currency exchange gains.  For the three months ended September 30, 2003, other expense, net included losses from equity investments, foreign currency exchange losses and losses on the disposal of assets.  For the nine months ended September 30, 2004, other expense, net included losses from equity investments, losses on the disposal of assets, foreign currency exchange losses, and the adoption of FASB Interpretation
No. 46, "Consolidation of Variable Interest Entities, an interpretation of
Accounting Research Bulletin No. 51" (FIN 46).  For the nine months ended
September 30, 2003, other expense, net included losses from equity investments, losses on the disposal of assets, a one-time gain related to the sale of property in the United Kingdom, and foreign currency exchange gains.
U.S. Continued Dumping and Subsidy Offset Act (CDSOA) receipts are reported net of applicable expenses.  CDSOA provides for distribution of monies collected by
U.S. Customs from antidumping cases to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and
people.    The amounts received to date in 2004 related to Torrington's ball bearing and needle bearing business.  Pursuant to the terms of the agreement under which the company purchased Torrington, Timken delivered 80% of the CDSOA payments received in 2004 to the seller of Torrington; the company retained
$7.7 million of the 2004 payment.  For the nine months ended September 30, 2003, the CDSOA repayment of $2.8 million was the result of a miscalculation by the
U.S. Treasury Department of funds received in 2002.  The company cannot predict whether it will receive any additional payments under CDSOA in 2004 or, if so, in what amount.  In September 2002, the World Trade Organization (WTO) ruled that such payments are inconsistent with international trade rules.  The U.S.
Trade Representative appealed this ruling, but the WTO upheld the ruling on
January 16, 2003.  CDSOA continues to be in effect in the United States at this time.

                                                                          25.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
Income Tax Expense:
The effective tax rates were 38% and 40% for both the three and nine months ended September 30, 2004 and 2003, respectively.  The effective tax rate for all periods exceeded the U.S. statutory tax rate as a result of losses at certain foreign operations that were not available to reduce overall tax expense, taxes paid to state and local jurisdictions, tax on foreign remittances and other permanent differences, partially offset by tax holidays and benefits related to extraterritorial income.
Business Segments:
The primary measurement used by management to measure the financial performance of each Group is adjusted EBIT (earnings before interest and taxes, excluding the effect of amounts related to certain items that management considers not representative of ongoing operations such as impairment and restructuring, integration costs, one-time gains or losses on sales of assets, allocated receipts received or payments made under the CDSOA, and other items similar in
nature).    Refer to Note 9 - Segment Information in the notes to the
consolidated condensed financial statements for the reconciliation of adjusted
EBIT by Group to consolidated income before income taxes.
  Automotive Group:
                                      3Q 2004   3Q 2003   $ Change    % Change
                                      -------   -------   ---------   --------
(Dollars in millions)
Net sales, including intersegment
  sales                                $370.9     $346.8      $24.1        6.9%
Adjusted EBIT (loss)                   $ (7.1)    $ (8.5)     $ 1.4       16.5%
Adjusted EBIT (loss) margin              (1.9)%     (2.4)%        -        0.5%
                                     YTD 2004   YTD 2003   $ Change    % Change
                                     --------   --------   ---------   --------
(Dollars in millions)
Net sales, including intersegment
  sales                              $1,190.6    $1,021.5      $169.1     16.6%
Adjusted EBIT                        $   17.8    $    7.4      $ 10.4    140.5%
Adjusted EBIT margin                      1.5%        0.7%          -      0.8%
The Automotive Group includes sales of bearings and other products and services
(other than steel) to automotive original equipment manufacturers.  The
Automotive Group's net sales in light vehicle applications increased from last year due to increased market penetration and new product launches, despite a one percent reduction in North American light vehicle production and a flat European market.  Medium- and heavy-duty truck demand continued to be strong primarily due to a 38 percent increase in North American vehicle production.  A portion of the net sales increase for the nine months ended September 30, 2004, compared to the same period last year, was attributable to the acquisition of Torrington.
Profitability for the Automotive Group in 2004 was higher than 2003 primarily as a result of higher sales and improved manufacturing performance, partially offset by higher raw material costs.  The Automotive Group recovered a portion of the raw material cost increases through surcharges and pricing programs.  The
Automotive Group expects to improve its ability to recover these higher raw material costs in the future through surcharges and price increases.

                                                                          26.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
 Industrial Group:
                                      3Q 2004   3Q 2003   $ Change    % Change
                                      -------   -------   ---------   --------
(Dollars in millions)
Net sales, including intersegment
  sales                                $414.0    $386.5      $27.5        7.1%
Adjusted EBIT                          $ 45.2    $ 35.1      $10.1       28.8%
Adjusted EBIT margin                     10.9%      9.1%         -        1.8%

                                      YTD 2004  YTD 2003   $ Change    % Change
                                      --------  --------   ---------   --------
(Dollars in millions)
Net sales, including intersegment
  sales                               $1,262.3  $1,081.4      $180.9      16.7%
Adjusted EBIT                         $  130.3   $  83.5      $ 46.8      56.1%
Adjusted EBIT margin                      10.3%      7.7%          -       2.6%
Sales by the Industrial Group include global sales of bearings and other products and services (other than steel) to a diverse customer base, including:
industrial equipment; construction and agriculture; rail; and aerospace and defense customers.  The Industrial Group also includes aftermarket distribution operations for products other than steel.  The Industrial Group's net sales increased due to stronger demand in most industrial market segments, especially construction, agriculture, rail, and mechanical power transmission.
Distribution orders have risen more slowly in 2004 as distributors continue to reduce their inventories of Torrington-branded products.  The company expects this inventory reduction, which is in line with its projections, to continue.
A portion of the net sales increase for the nine months ended September 30,
2004, compared to the same period last year, was attributable to the acquisition of Torrington.  Profitability for the Industrial Group in 2004 was higher than
2003 primarily as a result of increased volume, improved cost structure and improved pricing and surcharges.  Supply chains are straining to keep up with the rapid industrial upturn of 2004.  The Industrial Group continues to focus on adding capacity and improving sales mix to meet strong demand for industrial products.
  Steel Group:
                                      3Q 2004   3Q 2003   $ Change    % Change
                                      -------   -------   ---------   --------
(Dollars in millions)
Net sales, including intersegment
  sales                                $355.3    $236.6      $118.7      50.2%
Adjusted EBIT (loss)                   $ 16.8    $ (5.6)     $ 22.4        N/A
Adjusted EBIT (loss) margin               4.7%     (2.4)%         -       7.1%
                                     YTD 2004   YTD 2003   $ Change    % Change
                                     --------   --------   ---------   --------
(Dollars in millions)
Net sales, including intersegment
  sales                                $995.0    $769.2      $225.8      29.4%
Adjusted EBIT (loss)                   $ 22.5    $ (1.8)     $ 24.3        N/A
Adjusted EBIT (loss) margin               2.3%     (0.2)%         -        2.5%

                                                                          27.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
The Steel Group's products include different alloys in both solid and tubular sections, as well as custom-made steel products, for both automotive and industrial applications, including bearings.  The increase in the Steel Group's net sales resulted primarily from price increases and surcharges, which were implemented to recover high costs for scrap, alloys and energy, as well as increased demand.  The strongest market sectors for the Steel Group were aerospace, oil production and general industrial customers.
Raw material costs, especially scrap steel prices, increased significantly over last year.  The company recovered a significant portion of these cost increases through surcharges and price increases.  Increased volume and productivity improvements further benefited earnings.  The Steel Group operated at near capacity during the third quarter of 2004.
The company expects production volume to remain at near capacity levels for the remainder of 2004 and into 2005.  The company expects the costs for scrap steel, alloys and energy to remain high through 2005.
During the second quarter of 2004, the company's Faircrest steel facility was shut down for 10 days to clean up contamination from a material commonly used for industrial gauging.  During the third quarter of 2004, the company incurred clean-up costs of $2.5 million, which were more than offset by a reimbursement of $3.0 million received from the company's insurer.  The company estimates that the Steel Group's profitability for the nine months ended September 30, 2004 was negatively impacted by approximately $7.2 million as a result of this unplanned shutdown.  This estimate includes $11.5 million of clean-up and business interruption costs as well as reduced EBIT from lower sales, net of reimbursements of $4.3 million received to date from the company's insurer.
The company expects to recover nearly all of the clean-up, business interruption and disposal costs in excess of $4 million of insurance deductibles.

THE BALANCE SHEET
-----------------
Total assets as shown on the Consolidated Condensed Balance Sheet at
September 30, 2004 increased by $229.9 million from December 31, 2003.  This increase was due primarily to increased working capital required to support higher sales.
Current Assets:
                                   09/30/04   12/31/03    $ Change    % Change
                                   --------   --------    --------    --------
(Dollars in millions)
Cash and cash equivalents          $   52.9   $   28.6      $ 24.3        85.0%
Accounts receivable, net              710.2      602.3       107.9        17.9%
Deferred income taxes                  48.4       50.3        (1.9)       (3.8)%
Inventories                           798.3      695.9       102.4        14.7%
                                   --------   --------    --------    --------
  Total current assets             $1,609.8   $1,377.1      $232.7        16.9%
                                   ========   ========    ========    ========

                                                                          28.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
The increase in cash and cash equivalents was partially due to accumulated cash at certain debt-free foreign subsidiaries.  Refer to the Consolidated Condensed
Statement of Cash Flows for further explanation.  The increase in accounts receivable was due primarily to sales being higher in the third quarter of 2004, compared to the fourth quarter of 2003.  The increase in inventories was due primarily to higher Steel Group inventories and increased raw material costs.
Property, Plant and Equipment - Net:
                                   09/30/04   12/31/03    $ Change    % Change
                                   --------   --------    --------    ---------
(Dollars in millions)
Property, plant and equipment
  - cost                           $3,569.9   $3,501.6      $ 68.3         2.0%
Less: allowances for depreciation  (2,009.3)  (1,893.0)     (116.3)       (6.1)%
                                   --------   --------    --------    ---------
Property, plant and equipment
   - net                           $1,560.6   $1,608.6      $(48.0)       (3.0)%
                                   ========   ========    ========    =========
The decrease in property, plant and equipment - net was due primarily to depreciation expense in excess of capital expenditures.

Other Assets:
                                   09/30/04   12/31/03    $ Change    % Change
                                   --------   --------    --------    ---------
(Dollars in millions)
Goodwill                             $207.2     $173.1       $34.1        19.7%
Other intangible assets               193.8      198.0        (4.2)       (2.1)%
Deferred income taxes                 149.6      148.8         0.8         0.5%
Other assets                          198.7      184.2        14.5         7.9%
                                   --------   --------    --------    ---------
  Total other assets                 $749.3     $704.1       $45.2         6.4%
                                   ========   ========    ========    =========
The increase in goodwill was due primarily to updates made in the first quarter of 2004 to the preliminary purchase price allocation to reflect the finalization of plant rationalization plans and integration activities for the Torrington acquisition.  Goodwill resulting from the Torrington acquisition was $74.0 million at September 30, 2004, compared to $47.0 million at December 31, 2003.
The final purchase price for the acquisition of Torrington was subject to adjustment upward or downward based on the differences for both net working capital and net debt between December 31, 2001 and February 15, 2003.  These adjustments were finalized subsequent to September 30, 2004.  In the fourth quarter of 2004, the company will record these adjustments, which will not have a material effect on its financial statements.

                                                                          29.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
Current Liabilities:
                                   09/30/04   12/31/03    $ Change    % Change
                                   --------   --------    --------    ---------
(Dollars in millions)
Short-term debt                    $  261.5   $  121.2     $ 140.3       115.8%
Accounts payable and other
  liabilities                         523.8      425.2        98.6        23.2%
Accrued expenses                      394.8      508.2      (113.4)      (22.3)%
                                   --------   --------    --------    ---------
  Total current liabilities        $1,180.1   $1,054.6     $ 125.5        11.9%
                                   ========   ========    ========    =========
The increase in short-term debt was due primarily to additional borrowings, mainly under the company's asset securitization facility, as a result of seasonal working capital requirements and cash contributions to its U.S.-based pension plans.  The company does not anticipate any additional cash contributions to its U.S.-based pension plans during the fourth quarter of 2004.
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
pension plans in the next twelve months.
Non-Current Liabilities:
                                   09/30/04   12/31/03    $ Change    % Change
                                   --------   --------    --------    ---------
(Dollars in millions)
Long-term debt                    $   652.8  $   613.4      $ 39.4         6.4%
Accrued pension cost                  420.4      424.4        (4.0)       (0.9)%
Accrued postretirement benefits
  cost                                490.5      477.0        13.5         2.8%
Other non-current liabilities          30.4       30.8        (0.4)       (1.3)%
                                   --------   --------    --------    ---------
  Total non-current liabilities    $1,594.1   $1,545.6      $ 48.5         3.1%
                                   ========   ========    ========    =========
The increase in long-term debt relates primarily to borrowings under the company's senior credit facility as a result of seasonal working capital requirements and cash contributions to its U.S.-based pension plans.  The decrease in accrued pension cost was due primarily to contributions to the company's U.S.-based pension plans of $185.0 million during the nine months ended September 30, 2004, partially offset by a reclassification from the current portion of accrued pension cost and current year accruals for pension expense.
Shareholders' Equity:
                                   09/30/04   12/31/03    $ Change    % Change
                                   --------   --------    --------    ---------
(Dollars in millions)
Common stock                      $   703.7   $  689.2       $14.5         2.1%
Earnings invested in the business     795.1      758.8        36.3         4.8%
Accumulated other comprehensive
  loss                               (353.3)    (358.4)        5.1         1.4%
                                   --------   --------    --------    ---------
  Total shareholders' equity       $1,145.5   $1,089.6       $55.9         5.1%
                                   ========   ========    ========    =========

                                                                          30.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
Earnings invested in the business were increased by net income of $71.3 million, partially offset by dividends declared of $35.0 million.  For discussion regarding the impact of foreign currency translation, refer to "Foreign
Currency" in the Other Information section below.
CASH FLOWS
-----------
                                 YTD 2004     YTD 2003    $ Change
                                 --------     --------    ---------
(Dollars in millions)
Net cash used by
  operating activities             $(11.7)    $  (0.5)      $(11.2)
Net cash used by investing
  activities                       (105.8)     (645.7)       539.9
Net cash provided by
  financing activities              137.6       599.5       (461.9)
Effect of exchange rate
  changes on cash                     4.1         2.7          1.4
                                 --------     --------    ---------
Increase (decrease) in
  cash and cash equivalents        $ 24.2     $ (44.0)           -
                                 ========     ========    =========
The increase in net cash used by operating activities of $11.2 million was primarily the result of higher cash contributions to the company's U.S.-based pension plans in 2004 of $185.0 million, compared to $168.9 million in 2003.
Net cash used by operating activities was also negatively impacted by cash used from other changes in operating assets and liabilities of $61.0 million in 2004, compared to cash provided of $4.1 million in 2003, which was primarily the result of working capital requirements for increased sales volume and a
$28.6 million tax payment made in the first quarter of 2004 related to the sale to NSK Ltd. of the company's interest in NTC, a needle bearing manufacturing joint venture in Japan that had been operated by NSK and Torrington, for which the company received cash proceeds of approximately $146 million during the third quarter of 2003.  These net cash outflows were partially offset by higher net income, adjusted for non-cash items equaling $234.3 million in 2004, compared to $164.3 million of similar non-cash items in 2003.  The non-cash items include depreciation and amortization expense, gain or loss on disposals of property, plant and equipment, deferred income tax provision, and common stock issued in lieu of cash to employee benefit plans.
The decrease in net cash used by investing activities was the result of the cash portion of the Torrington acquisition of $723.9 million in 2003, partially offset by proceeds received of $146.3 million in 2003 from the sale of the company's interest in NTC.  Capital expenditures of $95.2 million in 2004 increased from $80.8 million in 2003.
Net cash provided by financing activities decreased due primarily to the additional debt incurred and common stock issued in connection with the
Torrington acquisition in 2003 of $700 million, partially offset by net borrowings of $172.6 million in 2004.

                                                                          31.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Total debt was $914.3 million at September 30, 2004 compared to $734.6 million at December 31, 2003.  Net debt was $861.5 million at September 30, 2004, compared to $706.0 million at December 31, 2003.  The net debt to capital ratio was 42.9% at September 30, 2004, compared to 39.3% at December 31, 2003. The company expects that any cash requirements in excess of cash generated from operating activities will be met by the availability under the accounts receivable securitization facility and the senior credit facility.  At
September 30, 2004, the company had outstanding letters of credit totaling
$71.0 million and borrowings of $42.0 million under the $500 million senior credit facility, which reduced the availability under that facility to $387.0 million.  Also, at September 30, 2004, the company had outstanding borrowings of
$110.0 million under the $125 million accounts receivable securitization facility, which reduced the availability under that facility to $15.0 million.
The company believes it has sufficient liquidity to meet its obligations through
2005.
Reconciliation of Total Debt to Net Debt and the Ratio of Net Debt to Capital:*
        Net debt:
                                      9/30/04      12/31/03
                                     --------     ---------
(Dollars in millions)
Short-term debt                        $261.5        $121.2
Long-term debt                          652.8         613.4
                                     --------     ---------
   Total debt                           914.3         734.6
Less: cash and cash equivalents         (52.8)        (28.6)
                                     --------     ---------
   Net debt                            $861.5        $706.0
                                     ========     =========
        Ratio of net debt to capital:
                                         9/30/04      12/31/03
                                        --------     ---------
(Dollars in millions)
Net debt                               $   861.5     $   706.0
Shareholders' equity                     1,145.5       1,089.6
                                        --------     ---------
   Net debt + shareholders'
     equity (capital)                  $ 2,007.0     $ 1,795.6
                                        ========     =========
Ratio of net debt to capital                42.9%         39.3%
                                        ========     =========
*  Management of the company believes that Net Debt is more representative of the company's financial position than Total Debt, due to a temporary increase in cash and cash equivalents.  This information is provided as additional information concerning the company's financial position.

                                                                          32.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
Under its $500 million senior credit facility, the company has three financial covenants: a consolidated net worth level; a leverage ratio; and a fixed charge coverage ratio.  At September 30, 2004, the company was in compliance with the covenants under its senior credit facility and its other debt agreements.
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
The company's contractual debt obligations and contractual commitments outstanding as of September 30, 2004 are as follows:
                            Payments Due by Period  (in millions)
                          Total   Less than       1-3      3-5    More than
                                    1 Year       Years    Years    5 Years
                         ------   ---------    -------   ------   ----------
Contractual Obligations:
Long-term debt           $659.0      $  6.2     $106.1    $59.3       $487.4
Short-term debt           255.3       255.3          -        -            -
Operating Leases           69.3        15.0       19.9     13.5         20.9
Supply Agreement            8.9         5.4        3.5        -            -
                         ------   ---------    -------   ------   ----------
  Total                  $992.5      $281.9     $129.5    $72.8       $508.3
                         ======   =========    =======   ======   ==========
The company's capital lease obligations are immaterial.  The company is also the guarantor of debt for PEL.  During 2003, the company recorded the aggregate amount outstanding at December 31, 2003 on the debt underlying these guarantees of $26.5 million.  During the third quarter of 2004, the company paid
$3.5 million pursuant to a guarantee of PEL debt, which reduced the total guaranteed to $23.0 million, which is reported as short-term debt on the consolidated condensed balance sheet, and included in the schedule of contractual obligations above.  Additionally, the company guarantees an operating lease of a subsidiary's warehouse facility, which had future rental commitments of $15.2 million at September 30, 2004.  In connection with the sale of the company's Ashland tooling plant in 2002, the company entered into a
$25.9 million four-year supply agreement pursuant to which the company purchases tooling, which expires on June 30, 2006.
During the first nine months of 2004, the company did not purchase any shares of its common stock as authorized under the company's 2000 common stock purchase plan.  This plan authorizes the company to buy in the open market or in privately negotiated transactions up to four million shares of common stock, which are to be held as treasury shares and used for specified purposes.  The company may exercise this authorization until December 31, 2006.  The company does not expect to be active in repurchasing its shares under this plan in the near-term.
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
concluded that Romania should come off highly inflationary status no later than
October 1, 2004.  In the fourth quarter of 2004, the company will no longer account for Timken Romania as highly inflationary.  The company has concluded that Timken Romania coming off highly inflationary status will not have a material impact on its consolidated financial statements.
Foreign currency exchange gains included in the company's operating results for the three months ended September 30, 2004 totaled $0.5 million, compared to losses of $0.5 million during the three months ended September 30, 2003.
Foreign currency exchange losses included in the company's operating results for the nine months ended September 30, 2004 totaled $1.7 million, compared to losses of $0.1 million (of which $1.9 million relates to acquisition-related unrealized exchange gains) during the nine months ended September 30, 2003.  For the three months ended September 30, 2004, the company recorded a positive non-cash foreign currency translation adjustment of $17.0 million that increased shareholders' equity, compared to a positive non-cash foreign currency translation adjustment of $3.2 million that increased shareholders' equity in the three months ended September 30, 2003. For the nine months ended
September 30, 2004, the company recorded a positive non-cash foreign currency translation adjustment of $3.5 million that increased shareholders' equity, compared to a positive non-cash foreign currency translation adjustment of
$45.3 million that increased shareholders' equity in the nine months ended
September 30, 2003.  Both the three and nine months ended September 30, 2004 were positively impacted by the effect of currency exchange rates, primarily the movements of the Canadian Dollar and Euro relative to the U.S. Dollar, compared to December 31, 2003.
Recent Accounting Pronouncements:
The U.S. Medicare Prescription Drug Improvement and Modernization Act of 2003
(the Act) was signed into law on December 8, 2003.  The Act provides for prescription drug benefits under Medicare Part D and contains a subsidy to plan sponsors who provide "actuarially equivalent" prescription plans. The company believes that it offers "actuarially equivalent" prescription plans.  In
May 2004, the Financial Accounting Standards Board issued FASB Staff Position
No. FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare
Prescription Drug, Improvement and Modernization Act of 2003" (FSP 106-2).
FSP 106-2 is effective for the first interim or annual period beginning after
June 15, 2004.  Prior to the third quarter of 2004, the company elected deferral

                                                                          34.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
under FSP 106-2.  During the three months ended September 30, 2004, the company adopted retroactively FSP 106-2.  The effect of the Act has been measured as of
December 31, 2003 and is now reflected in the company's unaudited condensed consolidated financial statements and accompanying notes.  The effect of the Act is a reduction to the accumulated postretirement benefit obligation of
$30.7 million.  Also, the effect of the Act will decrease the net periodic postretirement benefit cost by $4.1 million in 2004, comprised of $2.2 million of amortization of unrecognized net actuarial loss and $1.9 million in reduced interest costs.  During the three months ended September 30, 2004, the company recorded a reduction to the net periodic postretirement benefit cost of
$3.1 million.
Critical Accounting Policies and Estimates:
The company's financial statements are prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  The company reviews its critical accounting policies throughout the year.  The company has concluded that there have been no changes to its critical accounting policies or estimates, as described in its Annual
Report on Form 10-K for the year ended December 31, 2003, during the nine months ended September 30, 2004.
Other:
On November 5, 2004, the company's board of directors declared a quarterly cash dividend of $0.13 per share, payable on December 7, 2004 to shareholders of record as of November 19, 2004.  This will be the 330th consecutive dividend paid on the common stock of the company.
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
e)  changes in operating costs.  This includes the effect of changes in the company's manufacturing processes; changes in costs associated with varying levels of operations; changes resulting from inventory management and cost reduction initiatives and different levels of customer demands; the effects of unplanned work stoppages; changes in the cost of labor and benefits; the company's ability to respond to the speed of the upturn in market demand;
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
    in the company's Annual Report; or in the company's Quarterly Reports on
    Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004.

                                                                          36.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
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

                                                                         37.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
          Refer to information appearing under the caption "Management's
          Discussion and Analysis of Financial Condition and Results of
          Operations" on pages 19-36 of this Form 10-Q.  Furthermore, a discussion of market risk exposures is included in Part II,
          Item 7A, "Quantitative and Qualitative Disclosure about Market
          Risk," of the Company's 2003 Annual Report on Form 10-K.  There
          have been no material changes in reported market risk since the inclusion of this discussion in the Company's 2003 Annual Report on Form 10-K referenced above.
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

                                                                          38.
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
Item 2.  Unregistered Sales of Equity Securities, Use of Proceeds and Issuer
         Purchases of Equity Securities
         (c)               Issuer Purchases of Common Stock
         The following table provides information about purchases by the company during the quarter ended September 30, 2004 of its common stock.
                                                    Total Number   Maximum
                                                    of Shares      Number of
                                                    Purchased as   Shares that
                                                    Part of        May Yet Be
                                                    Publicly       Purchased
                  Total Number     Average          Announced      Under the
                  of Shares        Price Paid       Plans or       Plans or
         Period   Purchased (1)    per Share (2)    Programs       Programs
         ------   -------------    -------------    ------------   -----------
         7/1/04-
          7/31/04            -                -                -             -
         8/1/04-
          8/31/04          148            $23.56               -             -
         9/1/04-
          9/30/04        1,210            $23.32               -             -
                  -------------    -------------    ------------   -----------
           Total         1,358            $23.35               -             -
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

                                                                           39.
Item 6.  Exhibits
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

                                         The Timken Company
                                  _______________________________

Date      November 8, 2004         BY  /s/  James W. Griffith
      ________________________    ______________________________
                                   James W. Griffith
                                   President and Chief Executive Officer,
                                   and Director

Date      November 8, 2004         BY  /s/  Glenn A. Eisenberg
      ________________________    _______________________________
                                   Glenn A. Eisenberg
                                   Executive Vice President - Finance and
                                   Administration (Principal Financial Officer)