Form 10-K
period 2004-12-31
TIMKEN CO
filed 2005-03-15
CIK 98362

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-K
   (Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
   For the fiscal year ended December 31, 2004
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
  YES [X]       NO [ ]
  Indicate by check mark if disclosure of delinquent filers pursuant to Item
  405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
  Indicate by check mark whether the registrant is an accelerated filer (as
  defined in Exchange Act Rule 12b-2).  YES [X]       NO [ ]

                                                                        i
The aggregate market value of the voting stock held by all shareholders other than shareholders identified under Item 12 of this Form 10-K as of
June 30, 2004 was $2,095,658,125 (representing 79,111,292 shares).
Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of February 28, 2005.
Common Stock without par value-- 91,337,823 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the year ended
December 31, 2004, are incorporated by reference into Parts I and II.
Portions of the proxy statement for the annual meeting of shareholders to be held on April 19, 2005, are incorporated by reference into Part III.
Exhibit Index may be found on Pages 20 through 26.

                                                                         ii

                               THE TIMKEN COMPANY
                           INDEX TO FORM 10-K REPORT

                                                                          PAGE
                                                                          ----
I.   PART I.

II.  PART II.
     Item 5.  Market for Registrant's Common Equity and Related
              Stockholder Matters........................................  15
     Item 6.  Selected Financial Data....................................  15
     Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................  16
     Item 7A. Quantitative and Qualitative Disclosures about Market Risk.  16
     Item 8.  Financial Statements and Supplementary Data................  16
     Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................  16
     Item 9A. Controls and Procedures....................................  16
III. Part III.
     Item 10. Directors and Executive Officers of the Registrant.........  17
     Item 11. Executive Compensation.....................................  17
     Item 12. Security Ownership of Certain Beneficial Owners and

IV.  Part IV.
     Item 15. Exhibits and Financial Statement Schedules.................  20

PART 1                                                                   1
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
   a)  risks associated with the acquisition of Torrington, including the uncertainties in both timing and amount of actual benefits that may be realized as a result of the integration of the Torrington business with the company's operations and the timing and amount of the resources required to achieve those benefits.
   b)  changes in world economic conditions, including additional adverse effects from terrorism or hostilities.  This includes, but is not limited to, political risks associated with the potential instability of governments and legal systems in countries in which the company or its customers conduct business and significant changes in currency valuations.
   c)  the effects of fluctuations in customer demand on sales, product mix and prices in the industries in which the company operates.  This includes the ability of the company to respond to the rapid improvements in the industrial market, the effects of customer strikes, the impact of changes in industrial business cycles and whether conditions of fair trade continue in the U.S. market.
   d)  competitive factors, including changes in market penetration, increasing price competition by existing or new foreign and domestic competitors, the introduction of new products by existing and new competitors and new technology that may impact the way the company's products are sold or distributed.
   e)  changes in operating costs.  This includes: the effect of changes in the company's manufacturing processes; changes in costs associated with varying levels of operations; higher cost and availability of raw materials and energy; the company's ability to mitigate the impact of higher material costs through surcharges and/or price increases; changes resulting from inventory management and cost reduction initiatives and different levels of customer demands; the effects of unplanned work stoppages; and changes in the cost of labor and benefits.
   f)  the success of the company's operating plans, including its ability to achieve the benefits from its manufacturing and administrative cost reduction initiatives as well as its ongoing continuous improvement and rationalization programs; the ability of acquired companies to achieve satisfactory operating results; and the company's ability to maintain appropriate relations with unions that represent company associates in certain locations in order to avoid disruptions of business.

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
   i)  changes in worldwide financial markets, including interest rates to the extent they affect the company's ability to raise capital or increase the company's cost of funds, have an impact on the overall performance of the company's pension fund investments and/or cause changes in the economy which affect customer demand.
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
  Timken had facilities in 29 countries on six continents, and employed approx-
  imately 26,000 people, as of December 31, 2004.
  On February 18, 2003, the company completed the acquisition of the Engineered
  Solutions business of Ingersoll-Rand Company Limited,  including certain of its joint venture interests, operating assets and subsidiaries, including
  The Torrington Company.  This business, referred to as Torrington, is a leading worldwide producer of needle roller, heavy-duty roller and ball bearings and motion control components and assemblies.  Timken paid
  $700 million in cash and issued $140 million of its common stock
  (9,395,973 shares) for Torrington. The company financed the $700 million cash component of the Torrington acquisition through a public offering of
  12,650,000 common shares, an offering of $250 million seven-year senior unsecured notes, a five-year revolving credit facility and a $125 million securitized accounts receivable facility.

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
  Tapered Roller Bearings.  In the bearing industry, Timken is best known for the tapered roller bearing, which was originally patented by the company founder, Henry Timken. The tapered roller bearing is Timken's principal product in the anti-friction industry segment.  It consists of four components:  (1) the cone or inner race, (2) the cup or outer race, (3) the tapered rollers, which roll between the cup and cone, and (4) the cage, which serves as a retainer and maintains proper spacing between the rollers.
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

                                                                        5
  Products (cont.)
  ________________
  Bearing Reconditioning.  A small part of the business involves providing bearing reconditioning services for industrial and railroad customers, both internationally and domestically.  These services account for less than 5%
  of the company's net sales for the year ended December 31, 2004.
  Steel.  Steel products include steels of low and intermediate alloy, vacuum-
  processed alloys, tool steel and some carbon grades.  These products are available in a wide range of solid and tubular sections with a variety of lengths and finishes.  These steel products are used in a wide array of applications, including bearings, automotive transmissions, engine crankshafts, oil drilling, aerospace and other similarly demanding applications.
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
  Geographical Financial Information
  __________________________________
  Information appearing under the caption "Geographic Financial Information,"
  on Page 58 of the Annual Report to Shareholders for the year ended
  December 31, 2004 is incorporated herein by reference.
  Sales and Distribution
  ______________________
  Timken's products in the Automotive Group and Industrial Group are sold principally by its own internal sales organization.  A portion of the
  Industrial Group's sales are made through authorized distributors.  Timken's sales organization consists of a separate sales force for each business Group.
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

                                                                         6
  Sales and Distribution (cont.)
  ______________________________
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
  Approximately 12% of Timken's Steel Group net sales are intersegment sales.
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
  Industry Segments
  _________________
  The company has three reportable segments:  Automotive Group, Industrial Group and Steel Group.  Segment information in Note 14 of the Notes to Consolidated
  Financial Statements on pages 58 and 59 of the Annual Report to Shareholders for the year ended December 31, 2004, is incorporated herein by reference.
  Export sales from the U.S. and Canada are less than 10% of revenue.  The company's Automotive and Industrial Groups' businesses have historically participated in the global bearing industry, while the Steel Group has concentrated primarily on U.S. customers.  However, over the past few years, the Steel Group has acquired non-U.S. companies, such as Timken Alloy Steel
  Europe Limited, in Leicester, England, which specializes in the manufacturing of seamless mechanical tubing, and Timken Precision Components Europe, a precision component manufacturer based in France.
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
  Competition
  ___________
  The anti-friction bearing business is highly competitive in every country in which Timken sells products.  Timken competes primarily based on price, quality, timeliness of delivery, and product design and the ability to provide engineering support and service on a global basis.  The company competes with domestic manufacturers and many foreign manufacturers of anti-friction bearings, including SKF, INA-Holding Schaeffler KG, NTN Corporation, Koyo
  Seiko Co., Ltd. and NSK Ltd.
  Competition within the steel industry, both domestically and globally, is intense and is expected to remain so.  However, the recent combination of a weakened U.S. dollar, worldwide rationalization of uncompetitive capacity, raw material cost increases, and North American and global market strength have allowed steel industry prices to increase and margins to improve.  Timken's worldwide competitors for seamless mechanical tubing include Copperweld,
  Plymouth Tube, Michigan Seamless Tube, V & M Tube, Sanyo Special Steel, Ovako
  Steel and Tenaris.  Competitors for steel bar products include North American producers such as Republic Engineered Products, Mac Steel, Ispat Inland, Steel
  Dynamics  and a wide variety of off-shore steel producers who import into
  North America. Competitors in the precision steel components market include
  Metaldyne, Linamar and overseas companies such as Showa Seiko, SKF and
  FormFlo.  In the specialty steel category, manufacturers compete for sales of high-speed, tool and die, and aerospace steels.  High-speed steel competitors in North America and Europe include Erasteel, Bohler and Crucible.  Tool and die steel competitors include Crucible, Carpenter Technologies and Thyssen.
  The principal competitors for Timken's aerospace steels include Ellwood
  Specialty, Slater/Atlas and Patriot (formerly Republic Technologies, Inc.).
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
  The ITC upheld the anti-dumping duty order against tapered roller bearings from China, which will be up for review again starting in 2005.
  Also in the second quarter of 2000, the ITC voted to continue the bearing industry's anti-dumping orders on imports of ball bearings from France,
  Germany, Italy, Japan, Singapore, and the United Kingdom.  Some producers in those six countries attempted court appeals of these decisions, some of which are still pending.  Separately, these six continuing ball bearing anti-
  dumping orders will be up for review again starting in 2005.
  Continued Dumping and Subsidy Offset Act
  The Continued Dumping and Subsidy Offset Act (CDSOA) provides for distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and people.  The company reported CDSOA receipts, net of expenses, of $44.4 million, $65.6 million and $50.2 million in 2004,
  2003 and 2002, respectively.  Amounts received in 2003 were net of a one-time repayment, due to a miscalculation by the U.S. Treasury Department, of funds received by the company in 2002.
  Amounts for 2003 and 2004 were net of the amounts that Timken delivered to the seller of the Torrington business, pursuant to the terms of the agreement under which the company purchased Torrington.  In 2003 and 2004, Timken delivered to the seller of the Torrington business 80% of the CDSOA payments received in 2003 and 2004 for Torrington's bearing business.  Timken is under no further obligation to transfer any CDSOA payments to the seller of the
  Torrington business.
  The company cannot predict whether it will receive any payments under CDSOA in 2005 or if so, in what amount.  In September 2002, the World Trade
  Organization (WTO) ruled that such payments are not consistent with international trade rules.  The U.S. Trade Representative appealed this ruling; however, the WTO upheld the ruling on January 16, 2003.  CDSOA continues to be in effect in the United States at this time.

                                                                        9
  Joint Ventures
  _______________
  As part of the Torrington acquisition, several additional equity interests were acquired, one of which was a needle bearing manufacturing venture in
  Japan, NTC, that had been operated by NSK Ltd. and Torrington.  In July 2003, the company sold its interest in NTC to NSK for approximately $146.3 million, pre-tax.
  During 2000, the company's Steel Group invested in a joint venture, PEL
  Technologies LLC (PEL), to commercialize a proprietary technology that converts iron units into engineered iron oxides for use in pigments, coatings and abrasives.  In the fourth quarter of 2003, the company concluded its investment in PEL was impaired due to the following indicators of impairment:
  history of negative cash flow and losses; 2004 operating plan with continued
  losses and negative cash flow; and the continued required support from the company or another party.  In the fourth quarter of 2003, the company reported a non-cash impairment loss of $45.7 million, which is reported in other expense-net on the consolidated statement of income.
  The company concluded that PEL is a variable interest entity and that the com-
  pany is the primary beneficiary.  In accordance with FASB Interpretation No.
  46 "Consolidation of Variable Interest Entities, an interpretation of
  Accounting Research Bulletion No. 51," (FIN 46), the company consolidated PEL effective March 31, 2004.  The adoption of FIN 46 resulted in a charge, representing the cumulative effect of change in accounting principle, of
  $0.9 million, which is reported in other expense-net on the consolidated statement of income.  Also, the adoption of FIN 46 increased the consolidated balance sheet as follows:  current assets by $1.7 million; property, plant and equipment by $11.3 million; short-term debt by $11.6 million; accounts payable and other liabilities by $0.7 million and other non-current liabilities by
  $1.7 million.  All of PEL's assets are collateral for its obligations.  Except for PEL's indebtedness for which the company is a guarantor, PEL's creditors have no recourse to the general credit of the company.
  Backlog
  _______
  The backlog of orders of Timken's domestic and overseas operations is estimated to have been $1.76 billion at December 31, 2004, and $1.33 billion at December 31, 2003.  Actual shipments are dependent upon ever-changing production schedules of the customer.  Accordingly, Timken does not believe that its backlog data and comparisons thereof as of different dates are reliable indicators of future sales or shipments.
  Raw Materials
  _____________
  The principal raw materials used by Timken in its North American bearing plants to manufacture bearings are its own steel tubing and bars, purchased strip steel and energy resources. Outside North America, the company purchases raw materials from local sources with whom it has worked closely to assure steel quality according to its demanding specifications.  In addition, Timken Alloy Steel Europe Limited in Leicester, England is a major source of raw materials for the Timken plants in Western Europe.
  The principal raw materials used by Timken in steel manufacturing are scrap metal, nickel and other alloys.  The availability and prices of raw materials and energy resources are subject to curtailment or change due to, among other things, new laws or regulations, changes in demand levels, suppliers' allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels.  For example, the weighted average price of scrap metal increased 8.1% from 2001 to 2002, increased 19.2% from 2002 to 2003, and increased 87.1% from 2003 to
  2004.  Prices for raw materials and energy resources continue to remain high.

                                                                        10
  Raw Materials (cont.)
  _____________________
  The company continues to expect that it will be able to pass a portion of these increased costs through to customers in the form of price increases or raw material surcharges.
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
  Research
  ________
  Timken's major research center, located in Canton, Ohio near its world head-
  quarters, is engaged in research on bearings, steels, manufacturing methods and related matters.  Research facilities are also located at the Timken
  Aerospace & Super Precision Bearings New Hampshire plants; the Colmar, France plant; the Latrobe, Pennsylvania plant; the Ploiesti, Romania plant; the
  Vierzon, France plant; the Kunsebeck, Germany plant; and facilities in
  Norcross, Georgia; Torrington, Connecticut; Bangelore, India; and Brno, Czech
  Republic.  Expenditures for research, development and testing amounted to approximately $58.5 million, $55.7 million and $57.0 million in 2004, 2003 and
  2002, respectively.  Of these amounts, $8.4 million, $3.3 million and
  $5.6 million, respectively, were funded by others.  The company's research program is committed to the development of new and improved bearing and steel products, as well as more efficient manufacturing processes and techniques and the expansion of applications for existing products.
  Environmental Matters
  _____________________
  The company continues its efforts to protect the environment and comply with environmental protection laws.  Additionally, it has invested in pollution control equipment and updated plant operational practices.  The company is committed to implementing a documented environmental management system world-
  wide and to becoming certified under the ISO 14001 standard where appropriate to meet or exceed customer requirements.  By the end of 2004, 33 of the company's plants had obtained ISO 14001 certification.
  The company believes it has established adequate reserves to cover its environmental expenses and has a well-established environmental compliance audit program, which includes a proactive approach to bringing its domestic and international units to higher standards of environmental performance.
  This program measures performance against applicable laws, as well as standards that have been established for all units worldwide.  It is difficult to assess the possible effect of compliance with future requirements that differ from existing ones.  As previously reported, the company is unsure of the future financial impact to the company that could result from the United States Environmental Protection Agency's (EPA's) final rules to tighten the National Ambient Air Quality Standards for fine particulate and ozone.
  The company and certain of its U.S. subsidiaries have been designated as potentially responsible parties by the United States EPA for site investigation and remediation at certain sites under the Comprehensive
  Environmental Response, Compensation and Liability Act (CERCLA), known as the Superfund, or state laws similar to CERCLA. The claims for remediation have been asserted against numerous other entities, which are believed to

                                                                        11
  Environmental Matters (cont.)
  _____________________________
  be financially solvent and are expected to fulfill their proportionate share of the obligation.  Management believes any ultimate liability with respect to all pending actions will not materially affect the company's operations, cash flows or consolidated financial position.  The company is also conducting voluntary environmental investigations and/or remediations at a number of current or former operating sites.  Any liability with respect to such investigations and remediations, in the aggregate, is not expected to be material to the operations or financial position of the company.
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
  Employment
  __________
  At December 31, 2004, Timken had 25,931 associates. Twenty percent of
  Timken's U.S. associates are covered under collective bargaining agreements.
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

                                                                        12
  Item 2.  Properties
  ___________________
  Timken has Automotive Group, Industrial Group and Steel Group manufacturing facilities at multiple locations in the United States and in a number of countries outside the United States.  The aggregate floor area of these facilities worldwide is approximately 19,298,000 square feet, all of which, except for approximately 1,848,000 square feet, is owned in fee.  The facilities not owned in fee are leased.  The buildings occupied by Timken are principally made of brick, steel, reinforced concrete and concrete block construction.  All buildings are in satisfactory operating condition in which to conduct business.
  Timken's Automotive and Industrial Groups' manufacturing facilities in the
  United States are located in Bucyrus, Canton, New Philadelphia, and Niles,
  Ohio; Altavista, Virginia; Watertown and Torrington, Connecticut; Randleman,
  Iron Station and Rutherfordton, North Carolina; Carlyle, Illinois; South Bend,
  Indiana; Gaffney, Clinton, Union, Honea Path and Walhalla, South Carolina;
  Cairo, Norcross, Sylvania, Ball Ground, and Dahlonega, Georgia; Pulaski and
  Mascot, Tennessee; Keene and Lebanon, New Hampshire; Lenexa, Kansas; Ogden,
  Utah.  These facilities, including the research facility in Canton, Ohio, and warehouses at plant locations, have an aggregate floor area of approximately
  7,696,000 square feet.  In 2004, the company divested its plant facility in Syracuse, New York.
  Timken's Automotive and Industrial Groups' manufacturing plants outside the
  United States are located in Benoni, South Africa; Brescia, Italy; Colmar,
  Vierzon, Maromme and Moult, France; Northampton and Wolverhampton, England;
  Medemblik, The Netherlands; Bilbao, Spain; Westfalen, Germany; Olomouc, Czech
  Republic; Ploiesti, Romania; Mexico City, Mexico; Sao Paulo and Nova Friburgo,
  Brazil; Singapore; Jamshedpur, India; Sosnowiec, Poland; St. Thomas and
  Bedford, Canada; and Yantai and Wuxi, China.  The facilities, including ware-
  houses at plant locations, have an aggregate floor area of approximately
  5,521,000 square feet.  In 2004, the company divested its plant facility in
  Toronto, Canada.
  Timken's Steel Group's manufacturing facilities in the United States are located in Canton, Eaton, Wauseon, Wooster, and Vienna, Ohio; Columbus, North
  Carolina; White House, Tennessee; and Franklin and Latrobe, Pennsylvania.
  These facilities have an aggregate floor area of approximately 5,342,000 square feet. The manufacturing facility in Columbus, North Carolina ceased operations in November of 2004.
  Timken's Steel Group's manufacturing facilities outside the United States are located in Leicester and Sheffield, England; and Fougeres and Marnaz, France.
  These facilities have an aggregate floor area of approximately 739,000 square feet.
  In addition to the manufacturing and distribution facilities discussed above, Timken owns warehouses and steel distribution facilities in the
  United States, United Kingdom, France, Singapore, Mexico, Argentina,
  Australia, Brazil, Germany, and China, and leases several relatively small warehouse facilities in cities throughout the world.

                                                                        13
  Properties (cont.)
  __________________

  During 2004, the widespread incentive programs on light trucks, increasing demand for heavy trucks and new business from new platforms drove an increase in North American demand.  Automotive plant utilizations were between 75% and
  85%, which was higher than 2003.  In 2004, as a result of the higher industrial global demand, Industrial plant utilizations were between 80% and
  85%, which was higher than 2003.  Also, in 2004, Steel plant utilization operated at near capacity and was higher than 2003.  Capacity for many steel products was allocated to customers based on recent order history.
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
  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.
  Item 4A.  Executive Officers of the Registrant
  ______________________________________________
  The executive officers are elected by the Board of Directors normally for a term of one year and until the election of their successors.  All executive officers, except for two, have been employed by Timken or by a subsidiary of the company during the past five-year period.  The executive officers of the company as of February 28, 2005, are as follows:
                                       Current Position and Previous
   Name                Age             Positions During Last Five Years
   ___________________ ___     ____________________________________________

   J. W. Griffith      51      1999  President and Chief Operating Officer;
                                        Director;
                               2002  President and Chief Executive Officer;
                                        Director.

                                                                        14
  Executive Officers of the Registrant (cont.)
  ____________________________________________
                                       Current Position and Previous
   Name                Age             Positions During Last Five Years
   ___________________ ___     ____________________________________________

   M. C. Arnold        48      2000  President - Industrial Group.
   S. B. Bailey        45      2000  Treasurer;
                               2001  Corporate Controller;
                               2002  Senior Vice President - Finance and
                                        Controller.
   W. R. Burkhart      39      2000  Senior Vice President and General Counsel.
   J. A. Dedo          43      2000  Sales, Marketing and Customer Enablement
                                     Executive, Covisint LLC;
                               2001  Vice President and General Manager World-
                                     wide Market Operations, Motorola;
                               2004  President - Automotive Group, The Timken
                                     Company.
   G. A. Eisenberg     43      1999  President and Chief Operating Officer,
                                        United Dominion Industries;
                               2002  Executive Vice President - Finance and
                                        Administration, The Timken Company.
   S. J. Miraglia, Jr. 54      1999  Senior Vice President - Technology.
   W. J. Timken, Jr.   37      2000  Corporate Vice President - Office of the
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
  The estimated number of record holders of the company's common stock at
  December 31, 2004, was 7,410. The estimated number of beneficial shareholders at December 31, 2004, was 42,484.
  High and low stock prices and dividends for the last two fiscal years are presented in the Quarterly Financial Data schedule on Page 65 of the Annual
  Report to Shareholders for the year ended December 31, 2004, and are incorporated herein by reference.
  Issuer Purchases of Common Stock:
         The following table provides information about purchases by the company during the quarter ended December 31, 2004 of its common stock.
                                                    Total Number   Maximum
                                                    of Shares      Number of
                                                    Purchased as   Shares that
                                                    Part of        May Yet Be
                                                    Publicly       Purchased
                  Total Number     Average          Announced      Under the
                  of Shares        Price Paid       Plans or       Plans or
         Period   Purchased (1)    per Share (2)    Programs       Programs
         ------   -------------    -------------    ------------   -----------
         10/1/04-
          10/31/04           -                -                -             -
         11/1/04-
          11/30/04         149            $23.17               -             -
         12/1/04-
          12/31/04           -                -                -             -
                  -------------    -------------    ------------   -----------
           Total           149            $23.17               -             -
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
  Information regarding the company's stock compensation plan is presented in
  Notes 1 and 9 to the Consolidated Financial Statements on Pages 42 and 52 of
  the Annual Report to Shareholders for the year ended December 31, 2004, and is incorporated herein by reference.
  Item 6.  Selected Financial Data
  ________________________________
  The Summary of Operations and Other Comparative Data on Pages 66-67 of the
  Annual Report to Shareholders for the year ended December 31, 2004, is incorporated herein by reference.

                                                                         16
  Item 7.  Management's Discussion and Analysis of Financial Condition and
  ________________________________________________________________________
           Results of Operations
           _____________________
  Management's Discussion and Analysis of Financial Condition and Results of
  Operations on Pages 18-37 of the Annual Report to Shareholders for the year ended December 31, 2004, is incorporated herein by reference.

  Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
  ____________________________________________________________________
  Information appearing under the caption "Management's Discussion and
  Analysis of Other Information" appearing on Pages 36 and 37 of the Annual
  Report to Shareholders for the year ended December 31, 2004, is incorporated herein by reference.

  Item 8.  Financial Statements and Supplementary Data
  ____________________________________________________
  The Quarterly Financial Data schedule included on Page 65, the
  Consolidated Financial Statements of the registrant and its subsidiaries on Pages 38-41, the Notes to Consolidated Financial Statements on Pages
  42-61, and the Report of Management on Internal Control Over Financial
  Reporting on Page 62 of the Annual Report to Shareholders for the year ended December 31, 2004, are incorporated herein by reference.
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
  The Report of Management on Internal Control Over Financial Reporting is set
  forth in Exhibit 13 of this Annual Report on Form 10-K and is incorporated herein by reference.  The attestation report of the company's independent registered public accounting firm is included in this Annual Report on Form
  10-K in Item 15.

                                                                         17
PART III
________
  Item 10.  Directors and Executive Officers of the Registrant
  ____________________________________________________________
  Required information is set forth under the captions "Election of Directors"
  on Pages 4-7 and "Section 16(a) Beneficial Ownership Report Compliance" on
  Page 30 of the proxy statement filed in connection with the annual meeting of shareholders to be held April 19, 2005, and is incorporated herein by reference.  Information regarding the executive officers of the registrant is included in Part I hereof.  Information regarding the Company's Audit
  Committee and its Audit Committee Financial Expert is set forth on page 8 of the proxy statement filed in connection with the annual meeting of share-
  holders to be held April 19, 2005, and is incorporated herein by reference.
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
  Item 11.  Executive Compensation
  ________________________________
  Required information is set forth under the captions "Executive Compensation"
  on Pages 13-25 and "Comparison of Five Year Cumulative Total Return" on
  Page 26 of the proxy statement filed in connection with the annual meeting of shareholders to be held April 19, 2005, and is incorporated herein by reference.

  Item 12.  Security Ownership of Certain Beneficial Owners and Management and
  ____________________________________________________________________________
            Related Stockholder Matters
            ___________________________
  Required information, including with respect to institutional investors owning more than 5% of the company's Common Stock, is set forth under the caption "Beneficial Ownership of Common Stock" on Pages 11-12 of the proxy statement filed in connection with the annual meeting of shareholders to be held April 19, 2005, and is incorporated herein by reference.

                                                                         18
  Item 12.  Security Ownership of Certain Beneficial Owners and Management and
  ____________________________________________________________________________
            Related Stockholder Matters (cont.)
            ___________________________________
  Required information is set forth under the caption "Equity Compensation Plan
  Information" on Page 18 of the proxy statement issued in connection with the annual meeting of shareholders to be held April 19, 2005, and is incorporated herein by reference.
  Item 13.  Certain Relationships and Related Transactions
  ________________________________________________________
  Required information is set forth under the caption "Election of Directors"
  on Pages 4-7 of the proxy statement issued in connection with the annual meeting of shareholders to be held April 19, 2005, and is incorporated herein by reference.
  Item 14.  Principal Accountant Fees and Services
  _________________________________________________
  Required information regarding fees paid to and services provided by the
  Company's independent auditor during the years ended December 31, 2004 and
  2003 and the pre-approval policies and procedures of the Audit Committee of the Company's Board of Directors is set forth on page 29 of the proxy statement issued in connection with the annual meeting of shareholders to be held April 19, 2005, and is incorporated herein by reference.
  The Company's independent registered public accountant, Ernst & Young LLP
  ("E&Y"), has recently advised the SEC, the Public Company Accounting Oversight
  Board and the Company's audit committee and board of directors that certain non-audit work it has performed in China has raised questions regarding E&Y's independence with respect to its performance of audit services to some of its clients, including the Company.
  E&Y has disclosed to the Company's audit committee that through August 2003,
  E&Y's affiliate in China ("E&Y China") provided tax calculation, preparation and remittance services for two subsidiaries of the Company and a small number of employees located in China.  These services included processing cash disbursements on behalf of these subsidiaries and employees, which is not permitted under SEC auditor independence rules.  Total payments processed by
  E&Y China on behalf of these subsidiaries and employees from 2001 through 2003 were not significant and all of such payments were paid to Chinese tax authorities.  In connection with the performance of these tax services, including the cash processing services, the fees which E&Y China received were not significant.  The processing of cash disbursements ceased in August
  2003.
  E&Y has also disclosed to the Company's audit committee that a contingent fee arrangement for a 2000 research tax credit study that it performed for the
  Company has raised questions regarding E&Y's independence with respect to its performance of audit services to the Company.  In July 2001, the Company engaged E&Y to provide a research tax credit study in connection with the original filing of the Company's federal tax return for 2000.  A portion of
  E&Y's fee was a contingent performance bonus based on a percentage of the
  Company's net tax savings for 2000.  At the time E&Y was engaged for the tax credit study, contingent fee arrangements with audit clients were prohibited

                                                                         19
  Item 14.  Principal Accountant Fees and Services  (cont.)
  _________________________________________________________
  by the SEC auditor independence rules and AICPA Ethics Rule 302, except when the fee was for tax services and determined based on the findings of a governmental agency.  An AICPA interpretation of Rule 302 provided that a fee is considered to be based on findings of a governmental agency if there is a reasonable expectation, at the time of the fee arrangement, of substantive review by a governmental agency, such as the IRS.  However, because the tax credit study was for an original return, under AICPA guidance, the contingent fee arrangement with E&Y did not fall within the exception provided by
  Rule 302.
  The audit committee and E&Y have discussed E&Y's independence with respect to the Company in light of the foregoing.  E&Y has confirmed to the audit committee that it is independent under applicable independence standards.  The audit committee has concurred that there has been no impairment of E&Y's independence.  In making this determination with respect to the cash processing services, the audit committee considered that: the amount of funds involved were de minimis; the services were ministerial in nature and have been discontinued; the operations conducted at the locations involved were not material to the consolidated financial statements of the Company; none of
  E&Y's personnel that are members of the Company's audit team were involved in providing these tax services; and E&Y concluded that its independence was not impaired under the applicable independence standards.  In making this determination with respect to the contingent fee arrangement, the audit committee considered that: the tax credit study did not place E&Y in a position of auditing its own work because both the Company and E&Y expected the Company's return to be audited by the IRS (which it was) and the Company had its own tax department that was responsible for both the preparation of the Company's tax returns and the income tax provision included in the
  Company's financial statements; the work plans and processes of the tax credit study were based on techniques and tools developed solely by E&Y, and therefore E&Y did not act as management or as an employee of the Company; the tax credit study did not place E&Y in a position of being an advocate for the
  Company; and E&Y concluded that its independence was not impaired under the applicable independence standards.
  The audit committee and E&Y continue to evaluate and review matters relevant to the maintenance of E&Y's independence.

                                                                        20
PART IV
_______
  Item 15.  Exhibits and Financial Statement Schedules.
  ___________________________________________________________________________
  (a)(1) and (2) - The response to this portion of Item 15 is submitted as a separate section of this report.
  Schedules I, III, IV and V are not applicable to the company and, therefore, have been omitted.
    (3)  Listing of Exhibits
             Exhibit
             _______
        (3)(i)  Amended Articles of Incorporation of The Timken Company
                (Effective April 16, 1996) were filed with Form S-8 dated
                April 16, 1996 (Registration No. 333-02553), and are
                incorporated herein by reference.
        (3)(ii) Amended Regulations of The Timken Company effective April 21,
                1987, were filed on March 29, 1993 with Form 10-K (Commission
                File No. 1-1169), and are incorporated herein by reference.
        (4.0)   Credit Agreement dated as of December 31, 2002 among The Timken
                Company, as Borrower, Various Financial Institutions, as Banks,
                and Bank of America, N.A. and Keybank National Association, as
                Co-Administrative Agents was filed on March 27, 2003 with
                Form 10-K (Commission File No. 1-1169), and is incorporated herein by reference.
        (4.1)   Amendment dated as of September 3, 2004 to the Credit Agreement dated as of December 31, 2002 among The Timken Company, as
                Borrower, Various Financial Institutions, as Banks, and Bank of
                America , N.A. and Keybank National Association, as
                Co-Administrative Agents.
        (4.2)   Indenture dated as of July 1, 1990, between Timken and
                Ameritrust Company of New York, which was filed with
                Timken's Form S-3 registration statement dated July 12,
                1990 (Registration No. 333-35773), and is incorporated
                herein by reference.
        (4.3)   First Supplemental Indenture, dated as of July 24, 1996,
                by and between The Timken Company and Mellon Bank, N.A.
                was filed on November 13, 1996 with Form 10-Q (Commission
                File No. 1-1169), and is incorporated herein by
                reference.

                                                                         21
   Listing of Exhibits (cont.)
   ___________________________
        (4.4)   Indenture dated as of February 18, 2003, between The Timken
                Company and The Bank of New York, as Trustee, Providing for
                Issuance of Notes in Series was filed on March 27, 2003 with
                Form 10-K (Commission File No. 1-1169), and is incorporated herein by reference.
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
                Management Contracts and Compensation Plans
                ___________________________________________
        (10.0)  The Management Performance Plan of The Timken Company for
                Officers and Certain Management Personnel, as revised on
                December 18, 2002 was filed on March 27, 2003 with Form 10-K
                (Commission File No. 1-1169), and is incorporated herein by reference.
        (10.1)  The Management Performance Plan of The Timken Company for
                Officers and Certain Management Personnel, as revised on
                January 31, 2005.
        (10.2)  The Timken Company 1996 Deferred Compensation Plan for officers and other key employees, amended and restated as of April 20,
                1999 was filed on May 13, 1999 with Form 10-Q (Commission File
                No. 1-1169), and is incorporated herein by reference.
        (10.3)  Amendment to The Timken Company 1996 Deferred Compensation Plan
                was filed on March 3, 2004 with Form 10-K (Commission File No.
                1-1169), and is incorporated herein by reference.
        (10.4)  The 1985 Incentive Plan of The Timken Company for Officers and
                other key employees as amended through December 17, 1997 was filed on March 20, 1998 with Form 10-K (Commission File No.
                1-1169), and is incorporated herein by reference.
        (10.5)  The Timken Company Long-Term Incentive Plan for directors, officers and other key employees as amended and restated as of
                January 30, 2002 and approved by shareholders on April 16, 2002 was filed as Appendix A to Proxy Statement filed on
                February 22, 2002 (Commission File No. 1-1169), and is
                incorporated herein by reference.
        (10.6)  The Timken Company Long-Term Incentive Plan for directors, officers and other key employees as amended and restated as of
                February 6, 2004 and approved by shareholders on April 20, 2004 was filed as Appendix A to Proxy Statement filed on March 1,
                2004 (Commission File No. 1-1169), and is incorporated herein by reference.

                                                                        22
   Listing of Exhibits (cont.)
   ___________________________
                Management Contracts and Compensation Plans (cont.)
                ___________________________________________________
        (10.7)  The form of Severance Agreement entered into with all Executive
                Officers of the company was filed on March 27, 1997 with
                Form 10-K (Commission File No. 1-1169), and is incorporated herein by reference.  Each differs only as to name and date executed.
        (10.8)  The form of Death Benefit Agreement entered into with all
                Executive Officers of the company was filed on March 30, 1994 with Form 10-K (Commission File No. 1-1169), and is incorporated herein by reference. Each differs only as to name and date executed.  Currently applicable only to those Executive Officers who retired prior to January 1, 2004.
        (10.9)  The amended form of Death Benefit Agreement entered into with
                Executive Officers and certain key employees of the company who held such positions as of October 1, 2003 was filed on August 6,
                2004 with Form 10-Q (Commission File No. 1-1169), and is
                incorporated herein by reference.  Each differs only as to name and date executed.
        (10.10) The form of Indemnification Agreements entered into with all
                Directors who are not Executive Officers of the company was filed on April 1, 1991 with Form 10-K (Commission File No.
                1-1169), and is incorporated herein by reference.  Each differs only as to name and date executed.
        (10.11) The form of Indemnification Agreements entered into with all Executive Officers of the company who are not Directors of the company was filed on April 1, 1991 with Form 10-K
                (Commission File No. 1-1169), and is incorporated herein
                by reference.  Each differs only as to name and date
                executed.
        (10.12) The form of Indemnification Agreements entered into with all Executive Officers of the company who are also
                Directors of the company was filed on April 1, 1991 with
                Form 10-K (Commission File No. 1-1169), and is
                incorporated herein by reference.  Each differs only as to name and date executed.
        (10.13) The form of Employee Excess Benefits Agreement entered into with all active Executive Officers, certain retired Executive
                Officers, and certain other key employees of the company was filed on March 27, 1992 with Form 10-K (Commission File No.
                1-1169), and is incorporated herein by reference. Each differs only as to name and date executed.
        (10.14) Amendment to Employee Excess Benefits Agreement was filed on
                May 12, 2000 with Form 10-Q (Commission File No. 1-1169),
                and is incorporated herein by reference.

                                                                        23
   Listing of Exhibits (cont.)
   ___________________________
                Management Contracts and Compensation Plans (cont.)
                ___________________________________________________
        (10.15) The amended form of Employee Excess Benefits Agreement entered into with certain Executive Officers and certain key employees of the company was filed on August 6, 2004 with Form 10-Q
                (Commission File No.  1-1169), and is incorporated herein
                by reference.  Each differs only as to name and date
                executed.
        (10.16) Amended form of Excess Benefits Agreement entered into with the
                President & Chief Executive Officer and Senior Vice President -
                Technology was filed on August 6, 2004 with Form 10-Q
                (Commission File No. 1-1169), and is incorporated herein by reference.
        (10.17) The Amended and Restated Supplemental Pension Plan of
                The Timken Company as adopted March 16, 1998 was filed
                on March 20, 1998 with Form 10-K (Commission File No.
                1-1169), and is incorporated herein by reference.
        (10.18) Amendment to the Amended and Restated Supplemental Pension
                Plan of the Timken Company executed on December 29, 1998
                was filed on March 30, 1999 with Form 10-K (Commission File
                No. 1-1169), and is incorporated herein by reference.
        (10.19) The form of The Timken Company Nonqualified Stock Option
                Agreement for nontransferable options without dividend credit as adopted on April 17, 2001 was filed on May 14, 2001 with
                Form 10-Q (Commission File No. 1-1169), and is incorporated herein by reference.
        (10.20) The form of The Timken Company Nonqualified Stock Option
                Agreement for transferable options (Officers) as adopted on
                April 16, 2002 was filed on May 14, 2002 with Form 10-Q
                (Commission File No. 1-1169), and is incorporated herein by reference.
        (10.21) The form of The Timken Company Nonqualified Stock Option
                Agreement for special award options (performance vesting) as adopted on April 18, 2000 was filed on May 12, 2000 with Form
                10-Q (Commission File No. 1-1169), and is incorporated herein by reference.
        (10.22) The form of Non-Qualified Stock Option Agreement for Officers adopted on January 31, 2005 was filed on February 4, 2005 as an exhibit to Form 8-K (Commission File No. 1-1169), and is incorporated herein by reference.
        (10.23) The form of The Timken Company Performance Share Agreement entered into with W. R. Timken, Jr., was filed on March 20,
                1998 with Form 10-K (Commission File No. 1-1169), and is
                incorporated herein by reference.

                                                                         24
   Listing of Exhibits (cont.)
   ___________________________
                Management Contracts and Compensation Plans (cont.)
                ___________________________________________________
        (10.24) The Timken Company Senior Executive Management Performance
                Plan effective January 1, 1999, and approved by shareholders
                April 20, 1999 was filed as Appendix A to Proxy Statement
                filed on February 28, 1999 (Commission File No. 1-1169), and is incorporated herein by reference.
        (10.25) The Timken Company Nonqualified Stock Option Agreement entered into with James W. Griffith and adopted on December 16, 1999 was filed on March 29, 2000 with Form 10-K (Commission File
                No. 1-1169), and is incorporated herein by reference.
        (10.26) The Timken Company Promissory Note entered into with James W.
                Griffith and dated December 17, 1999 was filed on March 29,
                2000 with Form 10-K (Commission File No. 1-1169), and is
                incorporated herein by reference.
        (10.27) The Timken Company Director Deferred Compensation Plan
                effective as of February 4, 2000 was filed on May 12, 2000 with
                Form 10-Q (Commission File No. 1-1169), and is incorporated herein by reference.
        (10.28) The form of The Timken Company Deferred Shares Agreement as adopted on April 18, 2000 was filed on May 12, 2000 with Form
                10-Q (Commission File No. 1-1169), and is incorporated herein by reference.
        (10.29) The amended form of The Timken Company Deferred Shares Agreement was filed on August 6, 2004 with Form 10-Q (Commission File
                No. 1-1169), and is incorporated herein by reference.
        (10.30) The form of The Timken Company Restricted Share Agreement as adopted on April 16, 2002 was filed on May 14, 2002 with Form
                10-Q (Commission File No. 1-1169), and is incorporated herein by reference
        (10.31) The form of The Timken Company Restricted Share Agreement as adopted on January 31, 2005 was filed on February 4, 2005 as an exhibit to Form 8-K (Commission File No. 1-1169), and is
                incorporated herein by reference.
        (10.32) The form of The Timken Company Performance Unit Agreement as adopted on April 16, 2002 was filed on May 14, 2002 with Form
                10-Q (Commission File No. 1-1169), and is incorporated herein by reference.
        (10.33) The form of The Timken Company Performance Unit Agreement as adopted on January 31, 2005 was filed on February 4, 2005 as an exhibit to Form 8-K (Commission File No. 1-1169), and is incorporated herein by reference.

                                                                        25
   Listing of Exhibits (cont.)
   ___________________________
                Management Contracts and Compensation Plans (cont.)
                ___________________________________________________
        (10.34) The form of The Timken Company Restricted Share Agreement for
                Non-Employee Directors as adopted on January 31, 2005.
        (10.35) The form of The Timken Company Non-Qualified Stock Option
                Agreement for Non-Employee Directors as adopted on
                January 31, 2005.
        (10.36) Restricted Shares Agreement entered into with Glenn A.
                Eisenberg was filed on March 28, 2002 with Form 10-K
                (Commission File No. 1-1169), and is incorporated herein
                by reference.
        (10.37) Executive Severance Agreement entered into with Glenn A.
                Eisenberg was filed on March 27, 2003 with Form 10-K
                (Commission File No. 1-1169), and is incorporated herein
                by reference.
        (10.38) The form of The Timken Company 1996 Deferred Compensation
                Plan Election Agreement as adopted on December 17, 2003
                was filed on March 3, 2004 with Form 10-K (Commission File
                No. 1-1169), and is incorporated herein by reference.
        (10.39) The form of Associate Election Agreement under the 1996
                Deferred Compensation Plan was filed on February 4, 2005 as an exhibit to Form 8-K (Commission File No. 1-1169), and is
                incorporated herein by reference.
        (10.40) The form of The Timken Company 1996 Deferred Compensation Plan
                Election Agreement for Deferral of Restricted Shares was filed on August 13, 2002 with Form 10-Q (Commission File No. 1-1169), and is incorporated herein by reference.
        (10.41) The form of The Timken Company Director Deferred Compensation
                Plan Election Agreement was filed on May 15, 2003 with Form
                10-Q (Commission File Number 1-1169), and is incorporated
                herein by reference.  Each differs only as to name and date executed.
        (10.42) The form of Non-employee Director Election Agreement under the
                1996 Deferred Compensation Plan was filed on February 4, 2005 as an exhibit to Form 8-K (Commission File No. 1-1169), and is incorporated herein by reference.
        (10.43) Non-Executive Chairman Agreement entered into with
                W. R. Timken, Jr. was filed on March 3, 2004 with Form 10-K
                (Commission File No. 1-1169), and is incorporated herein by reference.
        (12)    Computation of Ratio of Earnings to Fixed Charges.

                                                                        26
   Listing of Exhibits (cont.)
   ___________________________

        (13)    Annual Report to Shareholders for the year ended December 31,
                2004 (only to the extent expressly incorporated herein by
                reference).
        (21)    A list of subsidiaries of the registrant.
        (23)    Consent of Independent Registered Public Accounting Firm.
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
Date          March 15, 2005            Date            March 15, 2005
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
                                        Date            March 15, 2005
                                            _______________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this
Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
By  /s/ Phillip R. Cox*                  By  /s/ Frank C. Sullivan*
    ______________________________           _______________________________
    Phillip R. Cox        Director           Frank C. Sullivan      Director
Date          March 15, 2005          Date              March 15, 2005
By  /s/ Jerry J. Jasinowski*             By  /s/ John M. Timken, Jr.*
    ______________________________           _______________________________
    Jerry J. Jasinowski   Director           John M. Timken, Jr.    Director
Date          March 15, 2005          Date              March 15, 2005
By  /s/ John A. Luke, Jr.*               By  /s/ Ward J. Timken*
    ______________________________           _______________________________
    John A. Luke, Jr.     Director           Ward J. Timken         Director
Date          March 15, 2005          Date              March 15, 2005
By  /s/ Robert W. Mahoney*               By  /s/ Ward J. Timken, Jr.*
    ______________________________           _______________________________
    Robert W. Mahoney     Director           Ward J. Timken, Jr.    Director
Date          March 15, 2005          Date              March 15, 2005
By  /s/ Jay A. Precourt*                 By  /s/ W. R. Timken, Jr.*
    ______________________________           _______________________________
    Jay A. Precourt       Director           W. R. Timken, Jr.      Director
Date          March 15, 2005          Date              March 15, 2005
By  /s/ Joseph W. Ralston*               By  /s/ Joseph F. Toot, Jr.*
    ______________________________           _______________________________
    Joseph W. Ralston     Director           Joseph F. Toot, Jr.    Director
Date          March 15, 2005          Date              March 15, 2005
                                         By  /s/ Jacqueline F. Woods*
                                             _______________________________
                                             Jacqueline F. Woods    Director
                                     Date               March 15, 2005
                                       * By  /s/ Glenn A. Eisenberg
                                         ___________________________________
                                         Glenn A. Eisenberg, attorney-in-fact
                                         By authority of Power of Attorney
                                         filed as Exhibit 24 hereto
                                         Date           March 15, 2005

                           ANNUAL REPORT ON FORM 10-K
                       ITEM 15(a)(1) AND (2), (c) AND (d)
                        LIST OF FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE
                                CERTAIN EXHIBITS
                          FINANCIAL STATEMENT SCHEDULE
                          YEAR ENDED DECEMBER 31, 2004
                               THE TIMKEN COMPANY
                                  CANTON, OHIO

FORM 10-K-ITEM 15(a)(1) AND (2)
THE TIMKEN COMPANY AND SUBSIDIARIES
LIST OF FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements of The Timken Company and subsidiaries, included in the annual report of the registrant to its shareholders for the year ended December 31, 2004, are incorporated by reference in Item 8:
 Consolidated statements of income-Years ended December 31, 2004, 2003 and
  2002
 Consolidated balance sheets-December 31, 2004 and 2003
 Consolidated statements of cash flows-Years ended December 31, 2004, 2003 and 2002
 Consolidated statements of shareholders' equity-Years ended December 31, 2004,
  2003 and 2002
 Notes to consolidated financial statements-December 31, 2004
The consolidated financial statement Schedule II-Valuation and qualifying accounts of The Timken Company and subsidiaries is included in Item 15(d).
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

               Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders
The Timken Company

We have audited management's assessment, included in the accompanying Report of
Management on Internal Control Over Financial Reporting, that The Timken Company maintained effective internal control over financial reporting as of
December 31, 2004, based on criteria established in Internal Control-Integrated
Framework issued by the Committee of Sponsoring Organizations of the Treadway
Commission (the COSO criteria). The Timken Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.
Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management's assessment that The Timken Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The Timken Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company
Accounting Oversight Board (United States), the consolidated balance sheets of
The Timken Company as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 of The Timken Company and our report dated February 28, 2005 expressed an unqualified opinion thereon.

                                                         /s/  ERNST & YOUNG LLP

Cleveland, Ohio
February 28, 2005

               Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders
The Timken Company

We have audited the accompanying consolidated balance sheets of The Timken
Company and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a).
These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Timken Company and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 8 to the consolidated financial statements, "Goodwill and
Other Intangible Assets," the Company adopted Statement of Financial Accounting
Standards No. 142, "Goodwill and Other Intangible Assets" effective January 1,
2002.
We also have audited, in accordance with the standards of the Public Company
Accounting Oversight Board (United States), the effectiveness of The Timken
Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our
report dated February 28, 2005 expressed an unqualified opinion thereon.

                                                         /s/  ERNST & YOUNG LLP

Cleveland, Ohio
February 28, 2005

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
                                                    Additions
                             Balance at    Charged to   Charged to Other
                            Beginning of    Costs and      Accounts--    Deductions--  Balance at End
       Description             Period       Expenses       Describe         Describe     of Period
                                                     (Thousands of dollars)
Year ended December 31, 2004:
 Reserves and allowances
  deducted from asset accounts:
   Allowance for
     uncollectible accounts $ 23,957     $   8,703  (1)   $   (623) (4)  $  7,085 (6)    $ 24,952
   Allowance for surplus
     and obsolete inventory   30,983        12,514  (2)     (7,974) (4)    12,010 (7)      23,513
   Valuation allowance
     on deferred tax assets  100,851        28,360  (3)        860  (5)       743 (8)     129,328
                              ______        ______          _______        ______          ______
                            $155,791     $  49,577        $ (7,737)      $ 19,838        $177,793
                             =======        ======          =======        ======         =======
Year ended December 31, 2003:
 Reserves and allowances
  deducted from asset accounts:
   Allowance for
     uncollectible accounts $ 14,386      $  5,392 (1)    $  9,695  (4)  $  5,516 (6)    $ 23,957
   Allowance for surplus
     and obsolete inventory    8,095         5,306 (2)      22,695  (4)     5,113 (7)      30,983
   Valuation allowance
     on deferred tax assets   64,573         9,360 (3)      26,918  (5)         -         100,851
                              ______        ______        ________         ______         _______
                            $ 87,054      $ 20,058        $ 59,308       $ 10,629        $155,791
                              ======        ======         =======         ======         =======
Year ended December 31, 2002:
 Reserves and allowances
  deducted from asset accounts:
   Allowance for
     uncollectible accounts $ 14,976      $  4,752 (1)           -       $  5,342 (6)    $ 14,386
   Allowance for surplus
     and obsolete inventory    6,389         4,986 (2)           -          3,280 (7)       8,095
   Valuation allowance
     on deferred tax assets   57,250         6,914 (3)      19,588  (5)    19,179 (9)      64,573
                              ______        ______        ________         ______          ______
                            $ 78,615      $ 16,652        $ 19,588       $ 27,801        $ 87,054
                              ======        ======          ======         ======          ======
(1)  Provision for uncollectible accounts included in expenses.
(2)  Provision for surplus and obsolete inventory included in expenses.
(3)  Increase in valuation allowance is recorded as a component of the provision for income taxes.
(4)  The opening balance from acquisitions, primarily Torrington.
(5)  Deferred tax asset with full valuation allowance with no impact to the income statement or net deferred tax asset.
(6)  Actual accounts written off against the allowance--net of recoveries.
(7)  Inventory items written off against the allowance.
(8)  Expiration of state and local tax credits previously reserved.
(9)  Reduction in valuation allowance due to utilization of foreign net operating losses previously reserved.