Form 10-Q
period 2005-03-31
TIMKEN CO
filed 2005-05-10
CIK 98362

                                                                           1.
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.   20549
                                   FORM 10Q
   [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended March 31, 2005
                                      or
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
   Common shares outstanding at March 31, 2005, 91,401,003.

PART I.  FINANCIAL INFORMATION                                             2.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
                                                          Mar 31       Dec 31
                                                           2005         2004
ASSETS                                                 ----------    ----------
Current Assets                                          (Thousands of dollars)
Cash and cash equivalents...........................      $51,768       $50,967
Accounts receivable, less allowances,
(2005-$24,427; 2004-$24,952)........................      790,294       717,425
Deferred income taxes...............................       88,092        90,066
Inventories.........................................      936,764       874,833
                                                       ----------    ----------
          Total Current Assets......................    1,866,918     1,733,291
Property, plant and equipment.......................    3,582,589     3,622,188
 Less allowances for depreciation...................    2,034,714     2,039,231
                                                       ----------    ----------
                                                        1,547,875     1,582,957
Goodwill............................................      190,442       189,299
Other intangible assets.............................      176,634       178,844
Deferred income taxes...............................       82,988        76,834
Other assets........................................      188,383       177,275
                                                       ----------    ----------
      Total Assets..................................   $4,053,240    $3,938,500
                                                       ==========    ==========
LIABILITIES
Current Liabilities
Accounts payable and other liabilities..............     $528,382      $520,259
Short-term debt and current portion of long-term debt     226,556       158,690
Accrued expenses....................................      394,331       362,378
                                                       ----------    ----------
          Total Current Liabilities.................    1,149,269     1,041,327
Noncurrent Liabilities
Long-term debt......................................      610,957       620,634
Accrued pension cost................................      438,794       468,644
Accrued postretirement benefits cost................      496,640       490,366
Other noncurrent liabilities........................       49,589        47,681
                                                       ----------    ----------
          Total Noncurrent Liabilities..............    1,595,980     1,627,325
Shareholders' Equity
Common stock........................................      724,045       711,596
Earnings invested in the business...................      892,287       847,738
Accumulated other comprehensive loss................     (308,341)     (289,486)
                                                       ----------    ----------
          Total Shareholders' Equity................    1,307,991     1,269,848
                                                       ----------    ----------
      Total Liabilities and Shareholders' Equity....   $4,053,240    $3,938,500
                                                       ==========    ==========
See accompanying Notes to the Consolidated Condensed Financial Statements.

PART I.  FINANCIAL INFORMATION Continued                                   3.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)                                                       Three Months Ended
                                                                 Mar 31        Mar 31
                                                                  2005          2004
                                                               ----------    ----------
                                (Thousands of dollars, except share and per share data)
Net sales...................................................   $1,304,540    $1,098,785
Cost of products sold.......................................    1,032,690       896,262
                                                               ----------    ----------
   Gross Profit.............................................      271,850       202,523
Selling, administrative and general expenses................      164,039       142,703
Impairment and restructuring charges .......................            -           730
                                                               ----------    ----------
   Operating Income.........................................      107,811        59,090
Interest expense............................................      (12,675)      (11,391)
Interest income.............................................          573           246
Other (expense), net........................................       (4,760)       (2,025)
                                                               ----------    ----------
   Income Before Income Taxes ..............................       90,949        45,920
Provision for income taxes..................................       32,714        17,450
                                                               ----------    ----------
Net Income .................................................   $   58,235    $   28,470
                                                               ==========    ==========
 Earnings Per Share*........................................       $ 0.64        $ 0.32
 Earnings Per Share - assuming dilution**...................       $ 0.63        $ 0.32
 Dividends Per Share........................................       $ 0.15        $ 0.13
                                                               ==========    ==========
*  Average shares outstanding...............................   90,804,936    89,265,382
** Average shares outstanding - assuming dilution...........   91,871,363    90,137,140
See accompanying Notes to the Consolidated Condensed Financial Statements.

PART I.  FINANCIAL INFORMATION Continued                                   4.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                            Three Months Ended
Cash Provided (Used)                                        Mar 31      Mar 31
                                                             2005        2004
                                                           --------    --------
OPERATING ACTIVITIES                                      (Thousands of dollars)
Net income ............................................... $ 58,235   $ 28,470
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization............................   54,100     53,928
 Loss on disposals of assets..............................    1,924      1,807
 Provision for deferred income taxes......................   (3,493)     1,118
 Amortization of restricted share awards..................    1,296        305
 Changes in operating assets and liabilities:
  Accounts receivable.....................................  (82,242)   (87,328)
  Inventories.............................................  (75,771)   (15,767)
  Other assets............................................  (11,870)    (7,808)
  Accounts payable and accrued expenses...................   34,898     (3,283)
  Foreign currency translation loss.......................    3,204      1,476
                                                           --------   --------
   Net Cash Used by Operating Activities..................  (19,719)   (27,082)
INVESTING ACTIVITIES
 Capital expenditures.....................................  (32,363)   (24,449)
 Proceeds from disposals of assets........................      889        700
 Other ...................................................     (601)    (2,799)
 Acquisitions.............................................   (6,556)    (1,549)
                                                           --------    --------
   Net Cash Used by Investing Activities..................  (38,631)   (28,097)
FINANCING ACTIVITIES
 Cash dividends paid to shareholders......................  (13,686)   (11,614)
 Proceeds from the exercise of stock options..............   10,075      4,272
 Accounts receivable securitization financing borrowings..   90,000     68,000
 Accounts receivable securitization financing payments....  (15,000)   (30,000)
 Payments on long-term debt............................... (137,227)   (37,150)
 Proceeds from issuance of long-term debt.................  130,086     47,702
 Short-term debt activity - net...........................   (2,397)    18,329
                                                           --------   --------
   Net Cash Provided by Financing Activities..............   61,851     59,539
Effect of exchange rate changes on cash...................   (2,700)     2,029
Increase in Cash and Cash Equivalents.....................      801      6,389
Cash and Cash Equivalents at Beginning of Period..........   50,967     28,626
                                                           --------   --------
Cash and Cash Equivalents at End of Period................ $ 51,768   $ 35,015
                                                           ========   ========
See accompanying Notes to the Consolidated Condensed Financial Statements.

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                         5.
Note 1 -- Basis of Presentation
The accompanying consolidated condensed financial statements (unaudited) for
The Timken Company (the company) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments
(consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included.  For further information, refer to the consolidated financial statements and footnotes included in the company's annual report on Form 10-K for the year ended December 31, 2004.
Reclassifications:  Certain amounts reported in the 2004 financial statements have been reclassified to conform to the 2005 presentation.
Note 2 -- Stock-Based Compensation
The company utilizes the disclosure-only provisions of Statement of Financial
Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation."
The company has elected to follow Accounting Principles Board (APB) Opinion
No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock options to key associates and directors.  Under APB
Opinion No. 25, if the exercise price of the company's stock options equals the market price of the underlying common stock on the date of grant, no compensation expense is required.
The effect on net income and earnings per share as if the company had applied the fair value recognition provisions of SFAS No. 123 is as follows:
                                  Three months ended
                                        Mar 31
                                  2005          2004
                                --------      --------
(Thousands of dollars)
Net income, as reported         $ 58,235      $ 28,470
Add:  Stock-based employee
  compensation expense, net
  of related taxes                   829           190
Deduct:  Total stock-based
  employee compensation
  expense determined under
  fair value based methods
  for all awards, net of
  related tax effects             (1,608)         (958)
                                --------      --------
Pro forma net income            $ 57,456      $ 27,702
                                ========      ========
Earnings per share:
  Basic - as reported             $ 0.64        $ 0.32
  Diluted - as reported           $ 0.63        $ 0.32
  Basic - pro forma               $ 0.63        $ 0.31
  Diluted - pro forma             $ 0.63        $ 0.31

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                         6.
Continued
Note 3 -- Acquisition
On February 18, 2003, the company acquired Ingersoll-Rand Company Limited's
(IR's) Engineered Solutions business, a leading worldwide producer of needle roller, heavy-duty roller and ball bearings, and motion control components and assemblies for approximately $840 million, plus $25.1 million of acquisition costs.
In accordance with FASB EITF Issue No. 95-3, "Recognition of Liabilities in
Connection with a Purchase Business Combination," the company recorded accruals for severance, exit and relocation costs in the purchase price allocation.  The accruals for exit and relocation costs were fully used.  A reconciliation of the beginning and ending accrual balance for severance is as follows:
                                          (Thousands of dollars)
Balance at December 31, 2004                  $ 2,321
Add: additional accruals                            -
Less:  payments                                  (200)
                                              --------
  Balance at Mar 31, 2005                     $ 2,121
                                              ========
Note 4 -- Inventories                                      Mar 31     Dec 31
                                                            2005       2004
                                                          --------   ---------
                                                         (Thousands of dollars)
Finished products                                         $409,765    $392,668
Work-in-process and raw materials                          466,963     423,808
Manufacturing supplies                                      60,036      58,357
                                                          --------    --------
                                                          $936,764    $874,833
                                                          ========    ========
An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.
Accordingly, interim LIFO calculations must necessarily be based on manage-
ment's estimates of expected year-end inventory levels and costs.  Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.
Note 5 -- Financing Arrangements                            Mar 31     Dec 31
                                                            2005       2004
Short-term debt:                                           --------   --------
                                                         (Thousands of dollars)
Variable-rate lines of credit for certain of the company's
   European subsidiaries with various banks with interest
   rates ranging from 2.12% to 5.75% at March 31, 2005    $100,738    $109,260
Variable-rate Accounts Receivable Securitization financing
   agreement with an interest rate of 3.11% at March 31,
   2005                                                     75,000         -
Variable-rate Ohio Water Development Authority revenue
   bonds for PEL (2.35% at March 31, 2005)                  23,000      23,000
Fixed-rate mortgage for PEL with an interest rate of 9.00%  11,561      11,561
Other                                                       14,587      13,596
                                                          --------    --------
                                                          $224,886    $157,417
                                                          ========    ========

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                         7.
Continued
Note 5 -- Financing Arrangements (continued)
Refer to Note 11 - Equity Investments for a discussion of PEL's debts, which are included above.
                                                           Mar 31     Dec 31
                                                            2005       2004
Long-term debt:                                           --------   ---------
                                                         (Thousands of dollars)
Fixed-rate Medium-Term Notes, Series A, due at various
   dates through May 2028, with interest rates ranging
   from 6.20% to 7.76%                                    $286,500    $286,832
Fixed-rate Unsecured Notes, maturing on February 15,
   2010 with a fixed interest rate of 5.75%                247,688     249,258
Variable-rate State of Ohio Water Development Authority
   Solid Waste Revenue Bonds, maturing on July 1, 2032
   (2.35% at March 31, 2005)                                24,000      24,000
Variable-rate State of Ohio Air Quality and Water
   Development Revenue Refunding Bonds, maturing on
   November 1, 2025 (2.26% at March 31, 2005)               21,700      21,700
Variable-rate State of Ohio Pollution Control Revenue
   Refunding Bonds, maturing on June 1, 2033
   (2.26% at March 31, 2005)                                17,000      17,000
Variable-rate State of Ohio Water Development Revenue
   Refunding Bonds, maturing on May 1, 2007
   (2.30% at March 31, 2005)                                 8,000       8,000
Variable-rate Senior credit facility, maturing on
   December 31, 2007.  The interest rate is LIBOR plus
   1.5% (6.12% at March 31, 2005)                            3,000      10,000
Other                                                        4,739       5,117
                                                          --------    --------
                                                           612,627     621,907
Less:  Current Maturities                                    1,670       1,273
                                                          --------    --------
                                                          $610,957    $620,634
                                                          ========    ========
The Accounts Receivable Securitization financing agreement (Asset
Securitization), which provides for borrowings up to $125 million, is limited to certain borrowing base calculations, and is secured by certain trade receivables.  Under the terms of the Asset Securitization, the company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables
Corporation, a wholly owned consolidated subsidiary, that in turn uses the trade receivables to secure the borrowings, which are funded through a vehicle that issues commercial paper in the short-term market.  As of March 31, 2005, there was $75.0 million outstanding under this facility, which reduced the availability to $50.0 million.  This balance is reflected on the company's consolidated condensed balance sheet as of March 31, 2005 in short-term debt.
The yield on the commercial paper, which is the commercial paper rate plus program fees, is considered a financing cost, and is included in interest expense on the consolidated statements of income.  This rate was 3.11% at
March 31, 2005.
The lines of credit of the company's European subsidiaries provide for borrowings up to $136.8 million.  At March 31, 2005, the company had outstanding borrowings of $100.7 million, which reduced the availability under these facilities to $36.1 million.

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)
Continued                                                                  8.
Note 5 -- Financing Arrangements (continued)
At March 31, 2005, the company had outstanding letters of credit totaling
$77.1 million and borrowings of $3.0 million under the $500 million senior credit facility, which reduced the availability under that facility to
$419.9 million.  Under that facility, the company has three financial covenants:  consolidated net worth; leverage ratio; and fixed charge coverage ratio.  At March 31, 2005, the company was in compliance with the covenants under its senior credit facility and its other debt agreements.

Note 6 -- Income Tax Provision       Three Months Ended
                                     Mar 31     Mar 31
                                      2005       2004
                                    --------   --------
                                    (Thousands of dollars)
     U.S.
        Federal                     $ 27,938    $11,062
        State & Local                  2,608      1,221
     Foreign                           2,168      5,167
                                    --------   --------
                                    $ 32,714   $ 17,450
                                    ========   ========
The effective tax rates were 36% and 38% for the three months ended
March 31, 2005 and 2004, respectively.  The effective tax rate for both periods exceeded the U.S. statutory tax rate as a result of losses at certain foreign operations that were not available to reduce overall tax expense, taxes paid to state and local jurisdictions, and tax on foreign remittances. These unfavorable items were partially mitigated by beneficial foreign tax rates, tax holidays and other permanent differences.  The effective tax rate in 2005 decreased from 2004 due primarily to certain tax planning strategies that resulted in lower foreign taxes.

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)
Continued                                                                 9.
                                                  Mar 31     Dec 31
Note 7 -- Shareholders' Equity                     2005      2004
                                                 --------  --------
Class I and Class II serial preferred stock    (Thousands of dollars)
without par value:
   Authorized -- 10,000,000 shares each class
   Issued - none                                 $   -     $   -
Common Stock without par value:
   Authorized -- 200,000,000 shares
   Issued (including shares in treasury)
      2005 - 91,434,084 shares
      2004 - 90,511,833 shares
   Stated Capital                                  53,064    53,064
   Other paid-in capital                          671,910   658,730
Less cost of Common Stock in treasury
      2005 - 33,081 shares
      2004 -  7,501 shares                           (929)     (198)
                                                 --------  --------
                                                 $724,045  $711,596
                                                 ========  ========

An analysis of the change in capital and earnings invested in the business is as follows:
                                               Common Stock       Earnings   Accumulated
                                                        Other     Invested      Other
                                              Stated   Paid-In     in the   Comprehensive   Treasury
                                             Capital   Capital    Business      Loss         Stock     Total
                                             -------   --------   --------    ----------    -------- ----------
                                                                    (Thousands of dollars)
Balance December 31, 2004                    $53,064   $658,730   $847,738     ($289,486)   ($198)  $1,269,848
Net Income                                                          58,235                              58,235
Foreign currency translation adjustment                                          (21,586)              (21,586)
Minimum pension liability adjustment                                                 692                   692
Change in fair value of derivative financial
  instruments, net of reclassifications
  (net of income tax of $1,194)                                                    2,039                 2,039
                                                                                                      ---------
Total comprehensive income                                                                              39,380
Dividends  - $0.15 per share                                       (13,686)                            (13,686)
Tax benefit from exercise of stock options                1,469                                          1,469
Issuance of 922,251 shares from authorized
  and surrender of 25,580 shares to treasury
  related to stock option plans                          11,711                              (731)      10,980
                                             -------   --------   --------     ----------  --------  ----------
Balance March 31, 2005                       $53,064   $671,910   $892,287     ($308,341)   ($929)  $1,307,991
                                             =======   ========   ========     ==========  ========  ==========
The total comprehensive income for the three months ended March 31, 2004 was $25,073.

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         10.
Continued
Note 8 -- Impairment and Restructuring Charges
Impairment and restructuring charges are comprised of the following:
                                                    Three Months Ended
                                                  Mar 31        Mar 31
                                                   2005          2004
                                                ----------    ----------
                                                 (Thousands of dollars)
Severance expense and related benefit costs         $   -        $  730
                                                ----------    ----------
  Total                                             $   -        $  730
                                                ==========    ==========
In the three months ended March 31, 2004, restructuring charges related primarily to severance and related benefit costs for associates who exited the company as a result of the integration of Torrington.
Impairment and restructuring charges by segment are as follows:
                                           Auto    Industrial    Steel   Total
                                          ------  ------------  -------  ------
                                                (Thousands of dollars)
For the three months ended Mar 31, 2004:
Severance expense and related benefits    $  58        $  671      $ 1   $ 730
                                          ------  ------------  -------  ------
  Total                                   $  58        $  671      $ 1   $ 730
                                          ======  ============  =======  ======

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         11.
Continued
Note 8 -- Impairment and Restructuring Charges (continued)
The following is a rollforward of accrued severance and exit costs:
                                        (Thousands of dollars)
Balance at December 31, 2004               $4,116
Add:  provisions                                -
Less: payments                             (2,405)
                                          --------
Balance at March 31, 2005                  $1,711
                                          ========
The company continues to evaluate the competitiveness of its operations and may from time to time determine to close those operations that are not competitive.
The company may incur charges associated with the closure of such operations in future periods that may be material.
In May 2004, the company announced a plan to begin closing its three bearing plants in Canton, Ohio.  In June 2004, the company and the United Steelworkers of America (union) began the effects bargaining process.  In July 2004, the company and the union agreed to enter into early formal negotiations over the current labor contract, which expires in September 2005.  Because the company and the union are still in discussions, final decisions have not been made regarding the plant closings, including the timing, the impact on employment, and the magnitude of savings and charges for restructuring, which could be material.  Therefore, the company is unable to determine the impact of these plant closings in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         12.
Continued
Note 9 -- Segment Information
The primary measurement used by management to measure the financial performance of each Group is adjusted EBIT (earnings before interest and taxes, excluding the effect of amounts related to certain items that management considers not representative of ongoing operations such as impairment and restructuring, manufacturing rationalization / integration costs, one-time gains on sales of assets, allocated receipts received or payments made under the Continued Dumping and Subsidy Offset Act (CDSOA), and other items similar in nature).
(Thousands of Dollars)                    Three Months Ended
                                          Mar 31     Mar 31
                                           2005       2004
Industrial Group                         --------   --------
 Net sales to external customers         $468,449   $410,269
 Intersegment sales                           398        289
 Depreciation and amortization             18,063     18,007
 EBIT, as adjusted                         46,999     35,766
Automotive Group
 Net sales to external customers         $420,265   $415,602
 Depreciation and amortization             20,699     20,490
 EBIT (loss), as adjusted                  (5,100)    18,323
Steel Group
 Net sales to external customers         $415,826   $272,914
 Intersegment sales                        51,605     36,417
 Depreciation and amortization             15,338     15,431
 EBIT, as adjusted                         63,725      2,724
Reconciliation to Income Before Income Taxes:
 Total EBIT, as adjusted, for
   reportable segments                   $105,624   $ 56,813
 Impairment and restructuring charges           -       (730)
 Integration expenses                           -     (5,364)
 CDSOA receipts, net of expenses                -      7,743
 Manufacturing rationalization expenses    (1,533)         -
 Adoption of FIN 46                             -       (948)
 Other                                        386          -
 Interest expense                         (12,675)   (11,391)
 Interest income                              573        246
 Intersegment adjustments                  (1,426)      (449)
                                          -------    -------
 Income before income taxes              $ 90,949   $ 45,920
                                         ========   ========

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         13.
Continued
Note 10 - Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the three months ended
March 31, 2005 are as follows:
(Thousands of Dollars)            Balance                              Balance
                                  12/31/04   Acquisition    Other      3/31/05
                                 ---------   -----------   -------    ---------
Goodwill:
Industrial                       $ 187,621   $   1,406     $   (168)  $ 188,859
Automotive                           1,678           -          (95)      1,583
                                 ---------   ----------    --------   ---------
                                 $ 189,299   $   1,406     $   (263)  $ 190,442
                                 =========   ==========    ========   =========
The following table displays intangible assets as of March 31, 2005 and
December 31, 2004:
(Thousands of Dollars)                       As of March 31, 2005
                                     ----------------------------------
                                      Gross                       Net
                                     Carrying    Accumulated   Carrying
                                      Amount     Amortization   Amount
                                     --------    ------------  --------
Intangible assets subject to amortization:
Industrial                           $ 38,556    $    (7,328)  $ 31,228
Automotive                             62,717        (11,806)    50,911
Steel                                     697           (145)       552
                                     --------    ------------  --------
                                     $101,970    $   (19,279)  $ 82,691
                                     ========    ===========   ========

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         14.
Continued
Note 10 - Goodwill and Other Intangible Assets (continued)
Intangible assets not subject to amortization:
Goodwill                             $190,442     $    -       $190,442
Intangible pension asset               92,847          -         92,847
Other                                   1,096          -          1,096
                                     --------     -----------  --------
                                     $284,385     $    -       $284,385
                                     ========     ===========  ========
Total Intangible Assets              $386,355     $   (19,279) $367,076
                                     ========     ===========  ========
                                          As of December 31, 2004
                                     ----------------------------------
                                      Gross                       Net
                                     Carrying    Accumulated   Carrying
                                      Amount     Amortization   Amount
                                     --------    ------------  --------
Intangible assets subject to amortization:
Industrial                           $ 38,724     $    (6,568) $ 32,156
Automotive                             62,572         (10,358)   52,214
Steel                                     633            (126)      507
                                     --------     -----------  --------
                                     $101,929     $   (17,052) $ 84,877
                                     ========     ===========  ========
Intangible assets not subject to amortization:
Goodwill                             $189,299     $       -    $189,299
Intangible pension asset               92,860                    92,860
Other                                   1,107             -       1,107
                                     --------     -----------  --------
                                     $283,266     $       -    $283,266
                                     ========     ===========  ========
Total Intangible Assets              $385,195     $   (17,052) $368,143
                                     ========     ===========  ========

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         15.
Continued
Note 10 - Goodwill and Other Intangible Assets (continued)
Amortization expense for intangible assets was approximately $2.2 million for the three months ended March 31, 2005, and is estimated to be approximately
$8.5 million annually for the next five fiscal years.
Note 11 - Equity Investments
The balances related to investments accounted for under the equity method are reported in other assets in the consolidated condensed balance sheets, which were approximately $28.5 million and $29.8 million at March 31, 2005 and
December 31, 2004, respectively.
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
46, "Consolidation of Variable Interest Entities, an interpretation of
Accounting Research Bulletin No. 51," (FIN 46), the company consolidated PEL effective March 31, 2004.  The adoption of FIN 46 resulted in a charge, representing the cumulative effect of change in accounting principle, of
$0.9 million, which is reported in other expense on the consolidated statement of income.  Also, the adoption of FIN 46 increased the consolidated condensed balance sheet as follows: current assets by $1.7 million; property, plant and equipment by $11.3 million; short-term debt by $11.6 million; accounts payable and other liabilities by $0.6 million; and other non-current liabilities by
$1.7 million. All of PEL's assets are collateral for its obligations.  Except for PEL's indebtedness for which the company is a guarantor, PEL's creditors have no recourse to the general credit of the company.  The company is the guarantor of certain debt for PEL.  During 2003, the company recorded the aggregate amount outstanding at that time on the debt underlying these guarantees.  The amount outstanding at March 31, 2005 on PEL's debt guaranteed by the company is $23.0 million, which is reported as short-term debt on the consolidated condensed balance sheet.

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         16.
Continued
Note 12 - Retirement and Postretirement Benefit Plans
The following table sets forth the net periodic benefit cost for the company's retirement and postretirement benefit plans.  The amounts for the three months ended March 31, 2005 are based on 2004 year-end actuarial calculations.
Consistent with prior years, the year-end calculations will be updated later in the year.  These updated calculations may result in different net periodic benefit cost for 2005.  The net periodic benefit cost recorded for the three months ended March 31, 2005 is the company's best estimate of the amounts to be recorded for the year ended December 31, 2005.
                                 Pension                   Postretirement
                            -------------------         --------------------
                             Three Months Ended          Three Months Ended
                              Mar 31    Mar 31            Mar 31    Mar 31
                               2005      2004              2005      2004
                            ---------  ---------         --------   --------
                                         (Thousands of dollars)
Service cost                $ 11,282   $ 10,689          $ 1,564     $ 1,843
Interest cost                 39,610     36,177           12,604      12,522
Expected return on
  plan assets                (38,472)   (36,312)               -           -
Amortization of prior
  service cost                 3,112      3,912           (1,284)     (1,292)
Recognized net
  actuarial loss              11,563      7,644            4,752       4,288
Amortization of
  transition asset               (28)       (27)               -           -
                            ---------  ---------         --------   --------
 Net periodic benefit cost  $ 27,067   $ 22,083          $17,636     $17,361
                            =========  =========         ========   ========

                                                                          17.
Management's Discussion and Analysis of Financial Condition and Results of
Operations
OVERVIEW
--------
Introduction:
The Timken Company is a leading global manufacturer of highly engineered antifriction bearings and alloy steels and a provider of related products and services.  Timken operates under three segments:  Industrial Group, Automotive
Group and Steel Group.
The Industrial and Automotive Groups design, manufacture and distribute a range of bearings and related products and services.  Industrial Group customers include both original equipment manufacturers and distributors for agriculture, construction, mining, energy, mill, machine tooling, aerospace, and rail applications.  Automotive Group customers include original equipment manufacturers of passenger cars, light trucks, and medium- to heavy-duty trucks
and their suppliers.    Steel Group products include steels of intermediate
alloy, low alloy and carbon grades in both solid and tubular sections, as well as custom-made steel products, for both industrial and automotive applications, including bearings.
Financial Overview:
For the three months ended March 31, 2005, The Timken Company reported net sales of approximately $1.3 billion, an increase of approximately 19 percent from the first quarter of 2004.  Sales were higher across all three business segments.
For the three months ended March 31, 2005, earnings per diluted share were
$0.63, compared to $0.32 per diluted share for the first quarter of 2004.
The company benefited from continued broad strength in industrial markets, leading to improved performance in the Industrial and Steel Groups.  The
Automotive Group's results reflected the relative weakness of the North American automotive industry.
Demand in the Industrial Group's end markets continued to be robust with the strongest growth in rail, mining, construction, agriculture, and heavy
industrial applications.   In addition to the increased sales volume, profit for
the Industrial Group benefited from price increases and improved productivity, partially offset by increased costs for growth initiatives.
The Automotive Group's net sales increased from the first quarter of last year due to continued strong heavy truck demand and new platforms launched in 2004, nearly offset by a production decline in North American light vehicles.  The
Automotive Group's profitability was negatively impacted by higher raw material costs and lower production volume in passenger car applications.
The Steel Group benefited from strong performance in both its alloy steel and specialty steel businesses.  The increase in the Steel Group's net sales over the first quarter of last year was due to higher volume, surcharges and price increases.  The strongest market sectors were aerospace, energy and general industrial.  The Steel Group's improved profitability reflects increased volume, price increases and its success in recovering higher raw material costs through surcharges.  The Steel Group's profitability further benefited from high operating levels and labor productivity improvements.

                                                                          18.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
THE STATEMENT OF OPERATIONS
----------------------------
Overview:
                                     1Q 2005      1Q 2004   $ Change   % Change
                                     -------      -------   --------   --------
(Dollars in millions, except earnings per share)
Net sales                           $1,304.5     $1,098.8    $205.7      18.7%
Net income                          $   58.2     $   28.5    $ 29.7     104.2%
Earnings per share - diluted        $   0.63     $   0.32    $ 0.31      96.9%
Average number of shares
  - diluted                       91,871,363   90,137,140         -       1.9%
Sales by Segment:
                                      1Q 2005   1Q 2004   $ Change    % Change
                                      -------   -------   ---------   --------
(Dollars in millions and exclude intersegment sales)
Industrial Group                     $  468.4   $  410.3     $ 58.1      14.2%
Automotive Group                        420.3      415.6        4.7       1.1%
Steel Group                             415.8      272.9      142.9      52.4%
                                     --------   --------   ---------    -------
  Total company                      $1,304.5   $1,098.8     $205.7      18.7%
                                     ========   ========   =========    =======
The Industrial Group's net sales increased due to stronger demand in most end markets, especially rail, mining, construction, agriculture and heavy industrial applications.  The Automotive Group's net sales increased due to continued
strong heavy truck demand and new platforms launched in 2004, nearly offset by a production decline in North American light vehicles.  The increase in the Steel
Group's net sales over the first quarter of last year was due to higher volume, surcharges and price increases.  The strongest market sectors for the Steel
Group were aerospace, energy and general industrial
Gross Profit:
                                      1Q 2005   1Q 2004   $ Change    % Change
                                      -------   -------   ---------   --------
(Dollars in millions)
Gross profit                           $271.9    $202.5       $69.4      34.3%
Gross profit % to net sales              20.8%     18.4%          -       2.4%
Manufacturing rationalization /
  integration charges included in
  cost of products sold                $  1.1    $  1.4       $(0.3)    (21.4)%

                                                                          19.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
Gross profit benefited from higher sales volume, price increases, surcharges and improved manufacturing performance leveraging higher volumes.  Gross profit was negatively impacted by higher raw material costs and lower production volume for North American passenger cars.  In the Industrial and Steel Groups, the company recovered a significant portion of the raw material cost increases through price increases and surcharges.
In the first quarter of 2005, manufacturing rationalization charges related to the beginning of the rationalization of the company's Canton, Ohio bearing facilities.  In the first quarter of 2004, integration charges related to expenses associated with the integration of Torrington, which the company acquired in February 2003.
Selling, Administrative and General Expenses:
                                      1Q 2005   1Q 2004   $ Change    % Change
                                      -------   -------   ---------   --------
(Dollars in millions)
Selling, administrative and
  general expenses                     $164.0    $142.7       $21.3      14.9%
Selling, administrative and
  general expenses % to net sales        12.6%     13.0%          -      (0.4)%
Manufacturing rationalization /
  integration charges included in
  selling, administrative and
  general expenses                     $  0.4    $  4.0       $(3.6)    (90.0)%
The increase in selling, administrative and general expenses for the three months ended March 31, 2005 compared to the same period last year was due primarily to higher sales, costs for growth initiatives and higher accruals for performance-based compensation.  The decrease between periods in the percentage of selling, administrative and general expenses to net sales was primarily the result of the company's ability to leverage expenses on higher sales.
In the first quarter of 2005, manufacturing rationalization charges related to the beginning of the rationalization of the company's Canton, Ohio bearing facilities.  In the first quarter of 2004, the integration charges related to expenses associated with the integration of Torrington, primarily for information technology and purchasing initiatives.
Impairment and Restructuring Charges:
                                      1Q 2005   1Q 2004   $ Change
                                      -------   -------   ---------
 (Dollars in millions)
Severance and related benefit costs      $  -      $0.7      $(0.7)
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

                                                                          20.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
In May 2004, the company announced a plan to begin closing its three bearing plants in Canton, Ohio.  In June 2004, the company and the United Steelworkers of America (union) began the effects bargaining process.  In July 2004, the company and the union agreed to enter into early formal negotiations over the current labor contract, which expires in September 2005.  Because the company and the union are still in discussions, final decisions have not been made regarding the plant closings, including the timing, the impact on employment, and the magnitude of savings and charges for restructuring, which could be material.  Therefore, the company is unable to determine the impact of these plant closings in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."
Interest Expense and Income:
                                      1Q 2005   1Q 2004   $ Change
                                      -------   -------   ---------
(Dollars in millions)
Interest expense                        $12.7     $11.4       $1.3
Interest income                         $ 0.6     $ 0.2       $0.4
Interest expense for the three months ended March 31, 2005 increased compared to the same period last year due to higher effective interest rates and higher average debt outstanding.
Other Income and Expense:
                                      1Q 2005    1Q 2004    $ Change
                                      --------  ---------   ---------
  (Dollars in millions)
CDSOA receipts, net of expenses        $    -     $ 7.7      $ (7.7)
Other (expense), net                     (4.8)     (9.7)        4.9
                                      --------   -------   ---------
  Total                                $ (4.8)    $(2.0)     $ (2.8)
                                      ========   =======   =========
For the three months ended March 31, 2005, other expense, net included donations, losses on the disposal of assets, losses from equity investments, and foreign currency exchange losses.  For the three months ended March 31, 2004, other expense, net included losses from equity investments, foreign currency exchange losses, losses on the disposal of assets, and donations.  For the three months ended March 31, 2004, other expense, net also included the adoption of
Financial Accounting Standards Board (FASB) Interpretation No. 46,
"Consolidation of Variable Interest Entities, an interpretation of Accounting
Research Bulletin No. 51" (FIN 46).  The decrease between periods in other expense, net was due primarily to lower losses from equity investments in the first quarter of 2005, lower foreign currency losses in the first quarter of
2005 and the adoption of FIN 46 in the first quarter of 2004.
U.S. Continued Dumping and Subsidy Offset Act (CDSOA) receipts are reported net of applicable expenses.  CDSOA provides for distribution of monies collected by
U.S. Customs from antidumping cases to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and
people.    The amount received in the first quarter of 2004 related to
Torrington's bearing business.  Pursuant to the terms of the agreement under which the company purchased Torrington, Timken delivered to the seller of the
Torrington business 80% of the CDSOA payments received in 2004 for Torrington's

                                                                          21.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
bearing business.  Timken is under no further obligation to transfer any CDSOA payments to the seller of the Torrington business.  The company cannot predict whether it will receive any additional payments under CDSOA in 2005 or, if so, in what amount.  If the company does receive any additional CDSOA payments, they will most likely be received in the fourth quarter.  In September 2002, the
World Trade Organization (WTO) ruled that such payments are inconsistent with international trade rules.  The U.S. Trade Representative appealed this ruling, but the WTO upheld the ruling on January 16, 2003.  CDSOA continues to be in effect in the United States at this time.
Income Tax Expense:
                                      1Q 2005   1Q 2004   $ Change    % Change
                                      -------   -------   ---------   --------
(Dollars in millions)
Income tax expense                     $32.7     $17.5     $15.2       86.9%
Effective tax rate                      36.0%     38.0%        -       (2.0)%
The effective tax rate for both periods exceeded the U.S. statutory tax rate as a result of losses at certain foreign operations that were not available to reduce overall tax expense, taxes paid to state and local jurisdictions, and tax on foreign remittances. These unfavorable items were partially mitigated by beneficial foreign tax rates, tax holidays and other permanent differences.
The effective tax rate in the first quarter of 2005 decreased from the first quarter of 2004 due primarily to certain tax planning strategies that resulted in lower foreign taxes.
Business Segments:
The primary measurement used by management to measure the financial performance of each Group is adjusted EBIT (earnings before interest and taxes, excluding the effect of amounts related to certain items that management considers not representative of ongoing operations such as impairment and restructuring, manufacturing rationalization / integration costs, one-time gains on sales of assets, allocated receipts received or payments made under the CDSOA, and other items similar in nature).  Refer to Note 9 - Segment Information in the notes to the consolidated condensed financial statements for the reconciliation of adjusted EBIT by Group to consolidated income before income taxes.
  Industrial Group:
                                      1Q 2005   1Q 2004   $ Change    % Change
                                      -------   -------   ---------   --------
(Dollars in millions)
Net sales, including intersegment
  sales                                $468.8     $410.6     $58.2       14.2%
Adjusted EBIT                          $ 47.0     $ 35.8     $11.2       31.3%
Adjusted EBIT margin                     10.0%       8.7%        -        1.3%
Sales by the Industrial Group include global sales of bearings and other products and services (other than steel) to a diverse customer base, including:
industrial equipment; construction and agriculture; rail; and aerospace and defense customers.  The Industrial Group also includes aftermarket distribution

                                                                          22.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
operations for products other than steel.  The Industrial Group's net sales increased due to stronger demand in most end markets, especially rail, mining, construction, agriculture, and heavy industrial applications.  Profitability for the Industrial Group in the first quarter of 2005 was higher than the same quarter of 2004 primarily as a result of increased volume, price increases and improved productivity, partially offset by increased costs for growth initiatives.  The ongoing strength of industrial demand continues to test supply chains in the industry.  The Industrial Group continues to focus on increasing capacity, improving customer service and pursuing opportunities for global growth.  For the remainder of 2005, the company expects the Industrial Group to benefit from continued strength in global industrial markets.  The company expects profitability for the Industrial Group in 2005 to be higher than in
2004.
  Automotive Group:
                                      1Q 2005   1Q 2004   $ Change    % Change
                                      -------   -------   ---------   --------
 (Dollars in millions)
Net sales, including intersegment
  sales                                $420.3    $415.6     $  4.7        1.1%
Adjusted EBIT (loss)                   $ (5.1)   $ 18.3     $(23.4)         -
Adjusted EBIT (loss) margin              (1.2)%     4.4%         -       (5.6)%
The Automotive Group includes sales of bearings and other products and services
(other than steel) to automotive original equipment manufacturers and their suppliers.  The Automotive Group's net sales increased due to continued strong heavy truck demand and new platforms launched in 2004, nearly offset by a production decline in North American light vehicles.  Profitability for the
Automotive Group in the first quarter of 2005 was negatively impacted by: higher raw material costs, which could not be completely offset by price increase or surcharges due to contractual commitments with certain customers; lower production volume for North American passenger cars; and additional costs incurred to run certain facilities serving the heavy truck industry beyond their economic capacity.  The Automotive Group continues to make progress in its ability to recover higher raw material costs through surcharges and price increases. For the remainder of 2005, the company expects North American light vehicle production to be down slightly and medium and heavy truck production to remain strong.  The company expects the Automotive Group's profitability in 2005 to improve from 2004 as a result of productivity gains, price increases and surcharges.
  Steel Group:
                                      1Q 2005   1Q 2004   $ Change    % Change
                                      -------   -------   ---------   --------
(Dollars in millions)
Net sales, including intersegment
  sales                                $467.4    $309.3      $158.1      51.1%
Adjusted EBIT                          $ 63.7    $  2.7      $ 61.0   2,259.3%
Adjusted EBIT margin                     13.6%      0.9%          -      12.7%
The Steel Group's products include steels of intermediate alloy, low alloy and carbon grades in both solid and tubular sections, as well as custom-made steel products, for both industrial and automotive applications, including bearings.
The increase in the Steel Group's net sales in the first quarter of 2005 over the same period last year was due to higher volume, surcharges and price increases.  The strongest market sectors were aerospace, energy and general

                                                                          23.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
industrial.  Profitability for the Steel Group in the first quarter of 2005 was higher than in the same quarter of 2004 due to increased volume, price increases and increased recovery of raw material costs through surcharges.  Increased volume and labor productivity improvements further benefited earnings.  During the three months ended March 31, 2005, the Steel Group's results benefited from scrap surcharges in excess of costs.  The company does not expect this trend to continue.  For the remainder of 2005, the company expects the Steel Group to benefit from continued strength in global industrial markets.  The company expects profitability for the Steel Group in 2005 to be higher than 2004.
THE BALANCE SHEET
-----------------
Total assets as shown on the consolidated condensed balance sheet at March 31,
2005 increased by $114.7 million from December 31, 2004.  This increase was due primarily to increased working capital required to support higher sales.
Current Assets:
                                   03/31/05   12/31/04    $ Change    % Change
                                   --------   --------    --------    --------
(Dollars in millions)
Cash and cash equivalents          $   51.8   $   51.0      $  0.8        1.6%
Accounts receivable, net              790.3      717.4        72.9       10.2%
Deferred income taxes                  88.0       90.1        (2.1)      (2.3)%
Inventories                           936.8      874.8        62.0        7.1%
                                   --------   --------    --------    --------
  Total current assets             $1,866.9   $1,733.3      $133.6        7.7%
                                   ========   ========    ========    ========
The increase in accounts receivable was due primarily to sales being higher in the first quarter of 2005, compared to the fourth quarter of 2004.  The increase in inventories was due primarily to higher volume and increased raw material costs, partially offset by the impact of foreign currency translation.
Property, Plant and Equipment - Net:
                                   03/31/05   12/31/04    $ Change    % Change
                                   --------   --------    --------    ---------
(Dollars in millions)
Property, plant and equipment
  - cost                           $3,582.6   $3,622.2      $(39.6)      (1.1)%
Less: allowances for depreciation  (2,034.7)  (2,039.2)        4.5        0.2%
                                   --------   --------    --------    ---------
Property, plant and equipment
   - net                           $1,547.9   $1,583.0      $(35.1)      (2.2)%
                                   ========   ========    ========    =========
The decrease in property, plant and equipment - net was due primarily to depreciation expense in excess of capital expenditures and the impact of foreign currency translation.

                                                                          24.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
Other Assets:
                                   03/31/05   12/31/04    $ Change    % Change
                                   --------   --------    --------    ---------
(Dollars in millions)
Goodwill                             $190.4     $189.3       $ 1.1         0.6%
Other intangible assets               176.6      178.8        (2.2)       (1.2)%
Deferred income taxes                  83.0       76.8         6.2         8.1%
Other assets                          188.4      177.3        11.1         6.3%
                                   --------   --------    --------    ---------
  Total other assets                 $638.4     $622.2       $16.2         2.6%
                                   ========   ========    ========    =========
The increase in other assets was due primarily to the timing of payment of prepaid expenses.
Current Liabilities:
                                   03/31/05   12/31/04    $ Change    % Change
                                   --------   --------    --------    ---------
(Dollars in millions)
Short-term debt                    $  226.6   $  158.7     $  67.9        42.8%
Accounts payable and other
  liabilities                         528.4      520.2         8.2         1.6%
Accrued expenses                      394.3      362.4        31.9         8.8%
                                   --------   --------    --------    ---------
  Total current liabilities        $1,149.3   $1,041.3     $ 108.0        10.4%
                                   ========   ========    ========    =========
The increase in short-term debt was due primarily to additional borrowings, mainly under the company's asset securitization facility, as a result of seasonal working capital requirements and cash contributions to its U.S.-based pension plans.  The increase in accounts payable and other liabilities was due primarily to an increase in trade accounts payable resulting from increased volume, partially offset by semi-annual interest payments on the company's long-
term debt.  The increase in accrued expenses was due primarily to a reclassification from the long-term portion of accrued pension cost to the current portion based upon the company's estimate of contributions to its pension plans in the next twelve months and an increase in income taxes payable due to current year income tax expense, partially offset by payments for performance-based compensation.
Non-Current Liabilities:
                                   03/31/05   12/31/04    $ Change    % Change
                                   --------   --------    --------    ---------
(Dollars in millions)
Long-term debt                    $   610.9  $   620.6      $ (9.7)       (1.6)%
Accrued pension cost                  438.8      468.6       (29.8)       (6.4)%
Accrued postretirement benefits
  cost                                496.7      490.4         6.3         1.3%
Other non-current liabilities          49.6       47.7         1.9         4.0%
                                   --------   --------    --------    ---------
  Total non-current liabilities    $1,596.0   $1,627.3      $(31.3)       (1.9)%
                                   ========   ========    ========    =========

                                                                          25.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
The decrease in long-term debt related primarily to payments on borrowings outstanding under the company's senior credit facility. The decrease in accrued pension cost was due primarily to contributions to the company's U.S.-based pension plans during the three months ended March 31, 2005 and the reclassification to the current portion of accrued pension cost, partially offset by current year accruals for pension expense.
Shareholders' Equity:
                                   03/31/05   12/31/04    $ Change    % Change
                                   --------   --------    --------    ---------
(Dollars in millions)
Common stock                      $   724.1   $  711.6       $12.5         1.8%
Earnings invested in the business     892.3      847.7        44.6         5.3%
Accumulated other comprehensive
  loss                               (308.4)    (289.5)      (18.9)       (6.5)%
                                   --------   --------    --------    ---------
  Total shareholders' equity       $1,308.0   $1,269.8       $38.2         3.0%
                                   ========   ========    ========    =========
The increase in common stock was due primarily to stock option exercises by employees.  Earnings invested in the business were increased by net income, partially offset by dividends declared.  The decrease in accumulated other comprehensive loss was due primarily to foreign currency translation and the strength of the U.S. dollar relative to other currencies.  For discussion regarding the impact of foreign currency translation, refer to "Foreign
Currency" in the Other Information section below.
                 -----------------
CASH FLOWS
-----------
                                 1Q 2005      1Q 2004      $ Change
                                 --------    ---------    ---------
(Dollars in millions)
Net cash used by
  operating activities             $(19.7)    $ (27.1)     $   7.4
Net cash used by investing
  activities                        (38.6)      (28.1)       (10.5)
Net cash provided by
  financing activities               61.8        59.6          2.2
Effect of exchange rate
  changes on cash                    (2.7)        2.0         (4.7)
                                 --------    ---------    ---------
Increase in cash and
  cash equivalents                 $  0.8     $   6.4            -
                                 ========     ========    =========
The decrease in net cash used by operating activities of $19.7 million was primarily the result of higher net income, adjusted for non-cash items equaling
$112.1 million in the first quarter of 2005, compared to $85.6 million of similar non-cash items in the same quarter of 2004.  The non-cash items include depreciation and amortization expense, gain or loss on disposals of assets, deferred income tax provision, and amortization of restricted share awards.
The company made cash contributions to its U.S.-based pension plans in the first quarter of 2005 of $36.6 million, compared to $62.5 million in the same quarter of 2004.  Net cash used by operating activities was negatively impacted by cash used for other changes in operating assets and liabilities of $95.2 million in

                                                                          26.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
the first quarter of 2005, compared to $50.2 million in the same quarter of
2004, which was primarily the result of working capital requirements for increased sales volume.
The increase in net cash used by investing activities was due primarily to higher capital expenditures in the first quarter of 2005 compared to the same quarter of 2004.
The activity in financing activities was comparable between periods.
LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Total debt was $837.5 million at March 31, 2005, compared to $779.3 million at
December 31, 2004.  Net debt was $785.7 million at March 31, 2005, compared to
$728.4 million at December 31, 2004.  The net debt to capital ratio was 37.5%
at March 31, 2005, compared to 36.5% at December 31, 2004. The company expects that any cash requirements in excess of cash generated from operating activities will be met by the availability under the accounts receivable securitization facility and the senior credit facility.  At March 31, 2005, the company had outstanding letters of credit totaling $77.1 million and borrowings of $3.0 million under the $500 million senior credit facility, which reduced the availability under that facility to $419.9 million.  Also, at March 31, 2005, the company had outstanding borrowings of $75.0 million under the $125 million accounts receivable securitization facility, which reduced the availability under that facility to $50.0 million.  The company believes it has sufficient liquidity to meet its obligations through 2006.
Reconciliation of Total Debt to Net Debt and the Ratio of Net Debt to Capital:*
        Net debt:
                                      3/31/05      12/31/04
                                     --------     ---------
(Dollars in millions)
Short-term debt                        $226.6        $158.7
Long-term debt                          610.9         620.6
                                     --------     ---------
   Total debt                           837.5         779.3
Less: cash and cash equivalents         (51.8)        (50.9)
                                     --------     ---------
   Net debt                            $785.7        $728.4
                                     ========     =========
        Ratio of net debt to capital:
                                        3/31/05      12/31/04
                                        --------     ---------
(Dollars in millions)
Net debt                               $   785.7     $   728.4
Shareholders' equity                     1,308.0       1,269.8
                                        --------     ---------
   Net debt + shareholders'
     equity (capital)                  $ 2,093.7     $ 1,998.2
                                        ========     =========
Ratio of net debt to capital                37.5%         36.5%
                                        ========     =========

                                                                          27.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
*  The company presents net debt because it believes net debt is more representative of the company's indicative financial position due to a temporary increase in cash and cash equivalents.  This information is provided as additional information concerning the company's financial position.
Under its $500 million senior credit facility, the company has three financial covenants: a consolidated net worth level; a leverage ratio; and a fixed charge coverage ratio.  At March 31, 2005, the company was in compliance with the covenants under its senior credit facility and its other debt agreements.
During the three months ended March 31, 2005, Standard & Poor's Rating Services and Moody's Investors Services improved their outlook on Timken debt from
"negative" to "stable" and also reaffirmed their ratings of BBB- and Ba1, respectively.
The company's contractual debt obligations and contractual commitments outstanding as of March 31, 2005 are as follows:
                            Payments Due by Period  (in millions)
                          Total   Less than       1-3      3-5    More than
                                    1 Year       Years    Years    5 Years
                         ------   ---------    -------   ------   ----------
Contractual Obligations:
Long-term debt           $612.6      $  1.7     $124.9   $250.4       $235.6
Short-term debt           224.9       224.9          -        -            -
Operating Leases          104.9        19.1       32.4     20.2         33.2
Supply Agreement            6.1         4.9        1.2        -            -
                         ------   ---------    -------   ------   ----------
  Total                  $948.5      $250.6     $158.5   $270.6       $268.8
                         ======   =========    =======   ======   ==========
The company expects to make cash contributions of $135.0 million to its global defined benefit plans in 2005.  Also, the company expects its postretirement benefit payments will total $59.7 million in 2005.  Refer to Note 13 to the company's consolidated financial statements in the company's Annual Report on
Form 10-K for the year ended December 31, 2004.  In connection with the sale of the company's Ashland tooling plant in 2002, the company entered into a $25.9 million four-year supply agreement, pursuant to which the company purchases tooling, that expires on June 30, 2006.  As of March 31, 2005, the weighted average maturity date and interest rate of the company's total debt were 8.4 years and 5.23%, respectively.
During the first three months of 2005, the company did not purchase any shares of its common stock as authorized under the company's 2000 common stock purchase plan.  This plan authorizes the company to buy in the open market or in privately negotiated transactions up to four million shares of common stock, which are to be held as treasury shares and used for specified purposes.  The company may exercise this authorization until December 31, 2006.  The company does not expect to be active in repurchasing its shares under this plan in the near-term.
The company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.

                                                                          28.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
OTHER INFORMATION
------------------
Foreign Currency:
Assets and liabilities of subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the quarter.  Related translation adjustments are reflected as a separate component of accumulated other comprehensive loss.  Foreign currency gains and losses resulting from transactions are included in the consolidated results of operations.
Foreign currency exchange gains included in the company's operating results for the three months ended March 31, 2005 totaled $1.0 million, compared to losses of $0.6 million during the three months ended March 31, 2004.  For the three months ended March 31, 2005, the company recorded a negative non-cash foreign currency translation adjustment of $21.6 million that decreased shareholders'
equity, compared to a negative non-cash foreign currency translation adjustment of $3.7 million that decreased shareholders' equity in the three months ended
March 31, 2004. The three months ended March 31, 2005 were negatively impacted by the effect of currency exchange rates, primarily the weakening of the Euro,
Polish Zloty and South African Rand relative to the U.S. Dollar, compared to
December 31, 2004.
Recent Accounting Pronouncements:
In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB 43, Chapter 4."  SFAS No. 151 requires certain inventory costs to be recognized as current period expenses.  SFAS No. 151 also provides guidance for the allocation of fixed production costs.  This standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.
Accordingly, the company will adopt this standard in 2006.  The company has not yet determined the impact, if any, SFAS No. 151 will have on its results of operations, cash flows and financial position.
In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment."  SFAS
No. 123R is a revision of SFAS No. 123, "Accounting for Stock-Based
Compensation," which supersedes Accounting Principles Board (APB) Opinion No.
25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95,
"Statement of Cash Flows."  Generally, the approach to accounting for share-
based payments in SFAS No. 123R is similar to the approach described in SFAS
No. 123.  However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statement of income based on their fair values.  Pro forma disclosure is no longer an alternative.  In April 2005, the Securities and Exchange Commission
deferred the effective date of SFAS No. 123R until the beginning of the first fiscal year beginning after June 15, 2005.  Early adoption is permitted.  The company expects to adopt the provisions of SFAS No. 123R effective January 1,
2006.
SFAS No. 123R permits public companies to adopt its requirements using either the "modified prospective" method or "modified retrospective" method.  Under the
"modified prospective" method, compensation cost is recognized, beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-
based payments granted after the effective date and (b) based on the

                                                                          29.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.  The
"modified retrospective" method includes the requirements of the "modified prospective" method, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either all periods presented or prior interim periods of the year of adoption.
The company plans to adopt SFAS No. 123R using the "modified prospective"
method.
As permitted by SFAS No. 123, the company currently accounts for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.
Accordingly, the adoption of SFAS No. 123R's fair value method will have an impact on the company's results of operations, although it will have no impact on the company's overall financial position.  The impact of adoption of SFAS No.
123R cannot be predicted at this time because it will depend on levels of share-
based payments granted in the future.  However, had the company adopted SFAS No.
123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to the company's consolidated financial statements in the company's Annual Report on Form 10-K for the year ended
December 31, 2004.  SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were
$3.1 million, $1.1 million and $0 in 2004, 2003 and 2002, respectively.
Critical Accounting Policies and Estimates:
The company's financial statements are prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  The company reviews its critical accounting policies throughout the year.  The company has concluded that there have been no changes to its critical accounting policies or estimates, as described in its Annual
Report on Form 10-K for the year ended December 31, 2004, during the three months ended March 31, 2005.
Other:
On April 19, 2005, the company's board of directors declared a quarterly cash dividend of $0.15 per share, payable on June 2, 2005 to shareholders of record as of May 20, 2005.  This will be the 332nd consecutive dividend paid on the common stock of the company.

                                                                          30.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
In May 2004, the company announced a plan to begin closing its three bearings plants in Canton, Ohio. In June 2004, the company and the United Steelworkers of
America (union) began the effects bargaining process. In July 2004, the company and the union agreed to enter into early formal negotiations over the current labor contract, which expires in September 2005. As of the date of this report, the company and the union are continuing to negotiate. If the company and the union are unable to reach early agreement, the company may experience negative effects, including the possible loss of future business due to uncertainty concerning the company's labor situation.
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
b)  the effects of fluctuations in customer demand on sales, product mix and prices in the industries in which the company operates.  This includes the ability of the company to respond to the rapid improvements in the industrial market, the effects of customer strikes, the impact of changes in industrial and automotive business cycles and whether conditions of fair trade continue in the U.S. market.
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
e)  the success of the company's operating plans, including its ability to achieve the benefits from its manufacturing and administrative cost reduction initiatives as well as its ongoing continuous improvement and rationalization programs; and the ability of acquired companies to achieve satisfactory operating results.

                                                                          31.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
f)  the company's ability to maintain appropriate relations with unions that represent company associates in certain locations in order to avoid disruptions of business.
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

                                                                         32.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
          Refer to information appearing under the caption "Management's
          Discussion and Analysis of Financial Condition and Results of
          Operations" on pages 17-31 of this Form 10-Q.  Furthermore, a discussion of market risk exposures is included in Part II,
          Item 7A, "Quantitative and Qualitative Disclosure about Market
          Risk," of the Company's 2004 Annual Report on Form 10-K.  There
          have been no material changes in reported market risk since the inclusion of this discussion in the Company's 2004 Annual Report on Form 10-K referenced above.
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

                                                                          33.
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
         (c)               Issuer Purchases of Common Stock
         The following table provides information about purchases by the company during the quarter ended March 31, 2005 of its common stock.
                                                    Total Number   Maximum
                                                    of Shares      Number of
                                                    Purchased as   Shares that
                                                    Part of        May Yet Be
                                                    Publicly       Purchased
                  Total Number     Average          Announced      Under the
                  of Shares        Price Paid       Plans or       Plans or
         Period   Purchased (1)    per Share (2)    Programs       Programs
         ------   -------------    -------------    ------------   -----------
         1/1/05-
          1/31/05        2,106            $23.85               -             -
         2/1/05-
          2/28/05        4,447            $25.46               -             -
         3/1/05-
          3/31/05        2,614            $28.41               -             -
                  -------------    -------------    ------------   -----------
           Total         9,167            $25.93               -             -
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

                                                                           34.

Item 4.  Submission of Matters to a Vote of Security Holders
         At the 2005 Annual Meeting of Shareholders of The Timken Company held on April 19, 2005, the shareholders of the company elected the four individuals set forth below as Directors in Class II to serve a term of three years expiring at the Annual Meeting in 2008 (or until their respective successors are elected and qualified).
                                             Affirmative       Withheld
                                            -------------     ----------
         Phillip R. Cox                      85,796,839        1,120,452
         Robert W. Mahoney                   82,267,462        4,649,829
         Ward J. Timken, Jr.                 84,782,928        2,134,363
         Joseph F. Toot. Jr.                 84,217,992        2,699,299
         Shareholders approved The Timken Company Senior Executive Management
         Performance Plan, as amended and restated as of February 1, 2005.
         Affirmative             Negative                Abstain
         -----------            ----------              ----------
          81,004,568             4,532,592               1,380,131
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

                                                                           35.
                            SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of
1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         The Timken Company
                                  _______________________________

Date      May 10, 2005              BY  /s/  James W. Griffith
      ________________________    ______________________________
                                   James W. Griffith
                                   President and Chief Executive Officer,
                                   and Director

Date      May 10, 2005              BY  /s/  Glenn A. Eisenberg
      ________________________    _______________________________
                                   Glenn A. Eisenberg
                                   Executive Vice President - Finance and
                                   Administration (Principal Financial Officer)