Form 10-Q
period 2005-06-30
TIMKEN CO
filed 2005-08-08
CIK 98362

                                                                           1.
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.   20549
                                   FORM 10Q
   [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended June 30, 2005
                                      or
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
   Common shares outstanding at June 30, 2005, 91,527,721.

PART I.  FINANCIAL INFORMATION                                             2.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
                                                          Jun 30       Dec 31
                                                           2005         2004
ASSETS                                                 ----------    ----------
Current Assets                                          (Thousands of dollars)
Cash and cash equivalents...........................      $66,980       $50,967
Accounts receivable, less allowances,
(2005-$25,734; 2004-$24,952)........................      808,276       717,425
Deferred income taxes...............................       91,022        90,066
Inventories.........................................      963,862       874,833
                                                       ----------    ----------
          Total Current Assets......................    1,930,140     1,733,291
Property, plant and equipment.......................    3,573,879     3,622,656
 Less allowances for depreciation...................    2,051,273     2,039,231
                                                       ----------    ----------
                                                        1,522,606     1,583,425
Goodwill............................................      188,005       189,299
Other intangible assets.............................      174,788       178,986
Deferred income taxes...............................       85,284        76,835
Other assets........................................      185,120       152,235
                                                       ----------    ----------
      Total Assets..................................   $4,085,943    $3,914,071
                                                       ==========    ==========
LIABILITIES
Current Liabilities
Accounts payable and other liabilities..............     $518,388      $504,585
Short-term debt and current portion of long-term debt     232,487       158,690
Accrued expenses....................................      437,659       353,623
                                                       ----------    ----------
          Total Current Liabilities.................    1,188,534     1,016,898
Noncurrent Liabilities
Long-term debt......................................      609,627       620,634
Accrued pension cost................................      404,881       468,644
Accrued postretirement benefits cost................      494,978       490,366
Other noncurrent liabilities........................       45,760        47,681
                                                       ----------    ----------
          Total Noncurrent Liabilities..............    1,555,246     1,627,325
Shareholders' Equity
Common stock........................................      728,410       711,596
Earnings invested in the business...................      945,893       847,738
Accumulated other comprehensive loss................     (332,140)     (289,486)
                                                       ----------    ----------
          Total Shareholders' Equity................    1,342,163     1,269,848
                                                       ----------    ----------
      Total Liabilities and Shareholders' Equity....   $4,085,943    $3,914,071
                                                       ==========    ==========
See accompanying Notes to the Consolidated Condensed Financial Statements.

PART I.  FINANCIAL INFORMATION Continued                                   3.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)                                                        Six Months Ended             Three Months Ended
                                                                 Jun 30        Jun 30          Jun 30        Jun 30
                                                                  2005          2004            2005          2004
                                                               ----------    ----------      ----------    ----------
                                                              (Thousands of dollars, except share and per share data)
Net sales...................................................   $2,629,218    $2,229,072      $1,324,678    $1,130,287
Cost of products sold.......................................    2,080,556     1,820,962       1,047,866       924,700
                                                               ----------    ----------      ----------    ----------
   Gross Profit.............................................      548,662       408,110         276,812       205,587
Selling, administrative and general expenses................      325,781       290,094         161,742       147,391
Impairment and restructuring charges .......................          (44)        1,059             (44)          329
                                                               ----------    ----------      ----------    ----------
   Operating Income.........................................      222,925       116,957         115,114        57,867
Interest expense............................................      (26,534)      (23,310)        (13,860)      (11,919)
Interest income.............................................        1,345           458             773           212
Other expense...............................................       (5,173)       (7,313)           (413)       (5,288)
                                                               ----------    ----------      ----------    ----------
   Income Before Income Taxes ..............................      192,563        86,792         101,614        40,872
Provision for income taxes..................................       66,994        32,981          34,280        15,531
                                                               ----------    ----------      ----------    ----------
Net Income .................................................   $  125,569    $   53,811      $   67,334    $   25,341
                                                               ==========    ==========      ==========    ==========
 Earnings Per Share*........................................       $ 1.38        $ 0.60          $ 0.74        $ 0.28
 Earnings Per Share - assuming dilution**...................       $ 1.37        $ 0.60          $ 0.73        $ 0.28
 Dividends Per Share........................................       $ 0.30        $ 0.26          $ 0.15        $ 0.13
                                                               ==========    ==========      ==========    ==========
*  Average shares outstanding...............................   90,981,208    89,492,987      91,189,208    89,698,030
** Average shares outstanding - assuming dilution...........   91,828,505    90,356,032      91,817,375    90,552,362
See accompanying Notes to the Consolidated Condensed Financial Statements.

PART I.  FINANCIAL INFORMATION Continued                                   4.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                            Six Months Ended
Cash Provided (Used)                                        Jun 30      Jun 30
                                                             2005        2004
                                                           --------    --------
OPERATING ACTIVITIES                                      (Thousands of dollars)
Net income ............................................... $125,569   $ 53,811
Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
 Depreciation and amortization............................  107,699    105,337
 Loss on disposals of assets..............................    1,559      1,463
 Provision for deferred income taxes......................   (8,978)     3,193
 Amortization of restricted share awards..................    3,009      1,099
 Changes in operating assets and liabilities:
  Accounts receivable..................................... (123,722)  (103,672)
  Inventories............................................. (124,594)   (19,848)
  Other assets............................................  (28,619)   (12,034)
  Accounts payable and accrued expenses...................   76,816    (34,731)
  Foreign currency translation loss.......................    7,435      3,309
                                                           --------   --------
   Net Cash Provided (Used) by Operating Activities.......   36,174     (2,073)
INVESTING ACTIVITIES
 Capital expenditures.....................................  (83,226)   (55,696)
 Proceeds from sale of non-strategic assets...............   10,881         -
 Proceeds from disposals of assets........................    2,652      2,016
 Other ...................................................    1,258     (1,927)
 Acquisitions.............................................   (6,556)    (7,824)
                                                           --------    --------
   Net Cash Used by Investing Activities..................  (74,991)   (63,431)
FINANCING ACTIVITIES
 Cash dividends paid to shareholders......................  (27,414)   (23,289)
 Proceeds from the exercise of stock options..............   12,580     10,202
 Accounts receivable securitization financing borrowings..  145,000    133,000
 Accounts receivable securitization financing payments....  (45,000)   (30,000)
 Payments on senior revolving credit facility............. (241,200)  (102,200)
 Proceeds from senior revolving credit facility...........  231,200    107,200
 Other long-term debt activity - net......................     (985)     2,422
 Short-term debt activity - net...........................  (13,083)     4,569
                                                           --------   --------
   Net Cash Provided by Financing Activities..............   61,098    101,904
Effect of exchange rate changes on cash...................   (6,268)     2,443
Increase in Cash and Cash Equivalents.....................   16,013     38,843
Cash and Cash Equivalents at Beginning of Period..........   50,967     28,626
                                                           --------   --------
Cash and Cash Equivalents at End of Period................ $ 66,980   $ 67,469
                                                           ========   ========
See accompanying Notes to the Consolidated Condensed Financial Statements.

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                         5.
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
The effect on net income and earnings per share as if the company had applied the fair value recognition provisions of SFAS No. 123 is as follows:
                                 Six months ended          Three months ended
                                      June 30                    June 30
                                2005          2004         2005          2004
                              --------      --------     --------      --------
(Thousands of dollars)
Net income, as reported       $125,569      $ 53,811     $ 67,334      $ 25,341
Add:  Stock-based employee
  compensation expense, net
  of related taxes               1,962           681        1,133           491
Deduct:  Total stock-based
  employee compensation
  expense determined under
  fair value based methods
  for all awards, net of
  related tax effects           (4,001)       (3,027)      (2,393)       (2,025)
                              --------      --------     --------      --------
Pro forma net income          $123,530      $ 51,465     $ 66,074      $ 23,807
                              ========      ========     ========      ========
Earnings per share:
  Basic - as reported           $ 1.38        $ 0.60       $ 0.74        $ 0.28
  Diluted - as reported         $ 1.37        $ 0.60       $ 0.73        $ 0.28
  Basic - pro forma             $ 1.36        $ 0.57       $ 0.73        $ 0.26
  Diluted - pro forma           $ 1.35        $ 0.57       $ 0.72        $ 0.26

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                         6.
Continued
Note 3 -- Inventories                                      Jun 30     Dec 31
                                                            2005       2004
                                                          --------   ---------
                                                         (Thousands of dollars)
Finished products                                         $428,101    $392,668
Work-in-process and raw materials                          473,798     423,808
Manufacturing supplies                                      61,963      58,357
                                                          --------    --------
                                                          $963,862    $874,833
                                                          ========    ========
An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.
Accordingly, interim LIFO calculations must necessarily be based on manage-
ment's estimates of expected year-end inventory levels and costs.  Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.
Note 4 -- Financing Arrangements                            Jun 30     Dec 31
                                                            2005       2004
Short-term debt:                                           --------   --------
                                                         (Thousands of dollars)
Variable-rate lines of credit for certain of the company's
   European subsidiaries with various banks with interest
   rates ranging from 2.17% to 5.75% at June 30, 2005     $ 82,450    $109,260
Variable-rate Accounts Receivable Securitization financing
   agreement with an interest rate of 3.57% at June 30,
   2005                                                    100,000         -
Variable-rate Ohio Water Development Authority revenue
   bonds for PEL (2.37% at June 30, 2005)                   23,000      23,000
Fixed-rate mortgage for PEL with an interest rate of 9.00%  11,561      11,561
Other                                                       14,710      13,596
                                                          --------    --------
                                                          $231,721    $157,417
                                                          ========    ========
Refer to Note 10 - Equity Investments for a discussion of PEL's debts, which are included above.
Borrowings under the Accounts Receivable Securitization financing agreement
(Asset Securitization), which provides for borrowings up to $125 million subject to certain borrowing base limitations, are secured by certain trade receivables.
Under the terms of the Asset Securitization, the company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly owned consolidated subsidiary, that in turn uses the trade receivables to secure the borrowings, which are funded through a vehicle that issues commercial paper in the short-term market.  As of June 30, 2005, there was $100.0 million outstanding under this facility, which reduced the availability to
$25.0 million.  This balance is reflected on the company's consolidated condensed balance sheet as of June 30, 2005 in short-term debt.  The yield on the commercial paper, which is the commercial paper rate plus program fees, is considered a financing cost and is included in interest expense on the consolidated statements of income.
The lines of credit of the company's European subsidiaries provide for borrowings up to $128.6 million.  At June 30, 2005, the company had outstanding borrowings of $82.5 million, which reduced the availability under these facilities to $46.1 million.

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                         7.
Continued
Note 4 -- Financing Arrangements (continued)
                                                           Jun 30     Dec 31
                                                            2005       2004
Long-term debt:                                           --------   ---------
                                                         (Thousands of dollars)
Fixed-rate Medium-Term Notes, Series A, due at various
   dates through May 2028, with interest rates ranging
   from 6.20% to 7.76%                                    $286,734    $286,832
Fixed-rate Unsecured Notes, maturing on February 15,
   2010 with a fixed interest rate of 5.75%                249,350     249,258
Variable-rate State of Ohio Water Development Authority
   Solid Waste Revenue Bonds, maturing on July 1, 2032
   (2.40% at June 30, 2005)                                 24,000      24,000
Variable-rate State of Ohio Air Quality and Water
   Development Revenue Refunding Bonds, maturing on
   November 1, 2025 (2.22% at June 30, 2005)                21,700      21,700
Variable-rate State of Ohio Pollution Control Revenue
   Refunding Bonds, maturing on June 1, 2033
   (2.22% at June 30, 2005)                                 17,000      17,000
Variable-rate State of Ohio Water Development Revenue
   Refunding Bonds, maturing on May 1, 2007
   (2.35% at June 30, 2005)                                  8,000       8,000
Variable-rate revolving credit facility, maturing on
   June 30, 2010.  This agreement was amended and
   restated on June 30, 2005.                                    -      10,000
Other                                                        3,609       5,117
                                                          --------    --------
                                                           610,393     621,907
Less:  Current Maturities                                      766       1,273
                                                          --------    --------
                                                          $609,627    $620,634
                                                          ========    ========
On June 30, 2005, the company entered into a $500 million Amended and Restated
Credit Agreement  (Credit Agreement) that replaced the company's previous credit agreement dated as of December 31, 2002.  The Credit Agreement matures on
June 30, 2010 and provides for a $500 million revolving credit facility.  Under this credit facility, the company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio.  At June 30, 2005, the company was in compliance with the covenants under this credit facility and its other debt agreements.
At June 30, 2005, the company had no borrowings and letters of credit totaling
$77.1 million outstanding under the $500 million revolving credit facility, which reduced the availability under that facility to $422.9 million.

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)
Continued                                                                  8.
Note 5 -- Income Tax Provision
                                     Six Months Ended      Three Months Ended
                                     Jun 30     Jun 30      Jun 30     Jun 30
                                      2005       2004        2005       2004
                                    --------   --------    --------   --------
     U.S.                                     (Thousands of dollars)
        Federal                     $ 56,428   $ 20,507    $ 28,490   $  9,445
        State & Local                  5,044      1,576       2,436        355
     Foreign                           5,522     10,898       3,354      5,731
                                    --------   --------    --------    -------
                                    $ 66,994   $ 32,981    $ 34,280   $ 15,531
                                    ========   ========    ========   ========
The effective tax rates were 33.7% and 38.0% for the three months ended
June 30, 2005 and 2004, respectively, and 34.8% and 38.0% for the six months ended June 30, 2005 and 2004, respectively.
For the six months ended June 30, 2005, the effective tax rate was less than the
U.S. statutory tax rate due primarily to beneficial foreign tax rates, tax holidays and other U.S. tax benefits.  These benefits were partially offset by losses at certain foreign operations that were not available to reduce overall tax expense, taxes paid to state and local jurisdictions, tax on foreign remittances and other permanent differences.
For the six months ended June 30, 2004, the effective tax rate exceeded the U.S.
statutory tax rate as a result of losses at certain foreign operations that were not available to reduce overall tax expense, taxes paid to state and local jurisdictions, tax on foreign remittances and other permanent differences.
These unfavorable items were partially offset by beneficial foreign tax rates, tax holidays and other U.S. tax benefits.
The effective tax rate for the six months ended 2005 decreased from the same period in 2004 due primarily to certain tax planning strategies that resulted in lower foreign tax rates and higher earnings generated in low tax-rate foreign jurisdictions, partially offset by settlement of prior years' liabilities.
On October 22, 2004, the President signed the American Jobs Creation Act of 2004
(the "Act").  The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.
The deduction is subject to a number of limitations and the Internal Revenue
Service (IRS) issued guidance related to the domestic reinvestment plans on
January 13, 2005 and May 10, 2005.  However, uncertainty remains on other provisions of the Act.  Based on our current analysis, the company anticipates that the range of possible amounts that it will repatriate to be between $8 million and $130 million.  An estimated tax liability of
$11 million would be incurred on the repatriation of $130 million.  As of
June 30, 2005, the company has provided for income tax of $2.8 million on
$8 million of dividends from its controlled foreign corporations.

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)
Continued                                                                 9.
                                                  Jun 30     Dec 31
Note 6 -- Shareholders' Equity                     2005      2004
                                                 --------  --------
Class I and Class II serial preferred stock    (Thousands of dollars)
without par value:
   Authorized -- 10,000,000 shares each class
   Issued - none                                 $   -     $   -
Common Stock without par value:
   Authorized -- 200,000,000 shares
   Issued (including shares in treasury)
      2005 - 91,548,524 shares
      2004 - 90,511,833 shares
   Stated Capital                                  53,064    53,064
   Other paid-in capital                          675,875   658,730
Less cost of Common Stock in treasury
      2005 - 20,803 shares
      2004 -  7,501 shares                           (529)     (198)
                                                 --------  --------
                                                 $728,410  $711,596
                                                 ========  ========

An analysis of the change in capital and earnings invested in the business is as follows:
                                               Common Stock       Earnings   Accumulated
                                                        Other     Invested      Other
                                              Stated   Paid-In     in the   Comprehensive   Treasury
                                             Capital   Capital    Business      Loss         Stock     Total
                                             -------   --------   --------    ----------    -------- ----------
                                                                    (Thousands of dollars)
Balance December 31, 2004                    $53,064   $658,730   $847,738     ($289,486)   ($198)   $1,269,848
Net Income                                                         125,569                              125,569
Foreign currency translation adjustment                                          (48,669)               (48,669)
Minimum pension liability adjustment                                               2,680                  2,680
Change in fair value of derivative financial
  instruments, net of reclassifications
  (net of income tax of $1,954)                                                    3,335                  3,335
                                                                                                      ---------
Total comprehensive income                                                                               82,915
Dividends  - $0.30 per share                                       (27,414)                             (27,414)
Tax benefit from exercise of stock options                2,735                                           2,735
Issuance of 1,036,691 shares from authorized
  and surrender of 13,302 shares to treasury
  related to stock option plans                          14,410                               (331)      14,079
                                             -------   --------   --------     ----------  --------  ----------
Balance June 30, 2005                       $53,064    $675,875   $945,893     ($332,140)    ($529)  $1,342,163
                                             =======   ========   ========     ==========  ========  ==========
The total comprehensive income for the three months ended June 30, 2005 and 2004 was $43,535 and $17,056 respectively.  Total comprehensive income for the six months ended June 30, 2004 was $42,129.

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         10.
Continued
Note 7 -- Impairment and Restructuring Charges
Impairment and restructuring charges by segment are as follows:
                                           Auto    Industrial    Steel   Total
                                          ------  ------------  -------  ------
                                                (Thousands of dollars)
For the three and six months ended June 30, 2005:
Severance expense and related benefits    $ (44)       $   -      $ -   $  (44)
                                          ------  ------------  -------  ------
  Total                                   $ (44)       $   -      $ -   $  (44)
                                          ======  ============  =======  ======
For the six months ended June 30, 2004:
Severance expense and related benefits    $  89        $  809      $13   $  911
Exit costs                                    -           137       11      148
                                          ------  ------------  -------  ------
  Total                                   $  89        $  946      $24   $1,059
                                          ======  ============  =======  ======
For the three months ended June 30, 2004:
Severance expense and related benefits    $  31        $  138      $12   $  181
Exit costs                                    -           137       11      148
                                          ------  ------------  -------  ------
  Total                                   $  31        $  275      $23   $  329
                                          ======  ============  =======  ======
For both the three and six months ended June 30, 2004, restructuring charges related primarily to severance and related benefit costs for associates who exited the company as a result of the integration of Torrington.

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         11.
Continued
Note 7 -- Impairment and Restructuring Charges (continued)
The following is a rollforward of accrued severance and exit costs:
                                        (Thousands of dollars)
Balance at December 31, 2004               $4,116
Less:  reversal of accruals not used          (44)
Less: payments                             (2,669)
                                          --------
Balance at June 30, 2005                   $1,403
                                          ========
In May 2004, the company announced a plan to begin closing its three bearing plants in Canton, Ohio.  In June 2004, the company and the United Steelworkers of America (union) began the effects bargaining process.  In July 2004, the company and the union agreed to enter into early formal negotiations over the current labor contract that expires on September 25, 2005 and covers approximately 2,700 associates at the company's bearing and steel plants in
Ohio.  In June 2005, a proposed labor agreement between the company and the union was rejected by the union membership.  Because the company and the union are still in discussions, it is not possible to accurately estimate the timing and impact on employment or the magnitude of savings and charges for restructuring, which could be material.  Therefore, the company is unable to determine the impact of these plant closings in accordance with SFAS No. 146,
"Accounting for Costs Associated with Exit or Disposal Activities."
In July 2005, the company disclosed that it will announce detailed restructuring plans for its Automotive Group in the third quarter of 2005.  The company has determined that restructuring actions are necessary to improve the Automotive
Group's performance.  The company expects the plans, which are intended to reduce fixed costs and improve effectiveness, to require approximately two years for completion.  These restructuring actions are targeted to deliver annual savings of approximately $40 million, with expected net workforce reductions of approximately 400 to 500 positions and restructuring costs of approximately
$80 million to $90 million.  The company will account for these restructuring costs in future quarters in accordance with the applicable accounting pronouncements.

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         12.
Continued
Note 8 -- Segment Information
The primary measurement used by management to measure the financial performance of each Group is adjusted EBIT (earnings before interest and taxes, excluding the effect of amounts related to certain items that management considers not representative of ongoing operations such as impairment and restructuring, manufacturing rationalization/integration/reorganization costs, allocated receipts received under the U.S. Continued Dumping and Subsidy Offset Act
(CDSOA) and gain on the sale of non-strategic assets).
(Thousands of Dollars)                 Six Months Ended     Three Months Ended
                                       Jun 30     Jun 30     Jun 30     Jun 30
                                        2005       2004       2005       2004
Industrial Group                      --------   --------    --------   --------
 Net sales to external customers      $965,972   $847,685    $497,523   $437,416
 Intersegment sales                      1,026        567         628        278
 Depreciation and amortization          36,143     35,464      18,080     17,457
 EBIT, as adjusted                     110,628     85,077      63,629     49,311
Automotive Group
 Net sales to external customers      $846,214   $819,765    $425,949   $404,163
 Depreciation and amortization          41,259     39,518      20,560     19,028
 EBIT (loss), as adjusted               (6,317)    24,930      (1,217)     6,607
Steel Group
 Net sales to external customers      $817,032   $561,622    $401,206   $288,708
 Intersegment sales                     95,736     78,103      44,131     41,686
 Depreciation and amortization          30,297     30,355      14,959     14,924
 EBIT, as adjusted                     120,473      5,750      56,748      3,026
Reconciliation to Income Before Income Taxes:
 Total EBIT, as adjusted, for
   reportable segments                $224,784   $115,757    $119,160   $ 58,944
 Impairment and restructuring charges       44     (1,059)         44       (329)
 Manufacturing rationalization/
    integration/reorganization expenses (7,859)   (12,622)     (6,326)    (7,258)
 CDSOA receipts, net of expenses            -       7,743          -          -
 Gain on sale of non-strategic assets    2,570         -        2,570         -
 Adoption of FIN 46                         -        (949)         -          -
 Other                                     425         -           39         -
 Interest expense                      (26,534)   (23,310)    (13,860)   (11,919)
 Interest income                         1,345        458         773        212
 Intersegment adjustments               (2,212)       774        (786)     1,222
                                       -------    -------     -------    -------
 Income before income taxes           $192,563   $ 86,792    $101,614   $ 40,872
                                      ========   ========    ========   ========

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         13.
Continued
Note 9 - Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the six months ended
June 30, 2005 are as follows:
(Thousands of Dollars)            Balance                              Balance
                                  12/31/04   Acquisition    Other      6/30/05
                                 ---------   -----------   -------    ---------
Goodwill:
Industrial                       $ 187,621   $   1,406     $ (2,517)  $ 186,510
Automotive                           1,678           -         (183)      1,495
                                 ---------   ----------    --------   ---------
                                 $ 189,299   $   1,406     $ (2,700)  $ 188,005
                                 =========   ==========    ========   =========
The following table displays intangible assets as of June 30, 2005 and
December 31, 2004:
(Thousands of Dollars)                       As of June 30, 2005
                                     ----------------------------------
                                      Gross                       Net
                                     Carrying    Accumulated   Carrying
                                      Amount     Amortization   Amount
                                     --------    ------------  --------
Intangible assets subject to amortization:
Industrial                           $ 38,522    $    (8,112)  $ 30,410
Automotive                             63,130        (13,362)    49,768
Steel                                     864           (174)       690
                                     --------    ------------  --------
                                     $102,516    $   (21,648)  $ 80,868
                                     ========    ===========   ========
Intangible assets not subject to amortization:
Goodwill                             $188,005     $    -       $188,005
Intangible pension asset               92,835          -         92,835
Other                                   1,085          -          1,085
                                     --------     -----------  --------
                                     $281,925     $    -       $281,925
                                     ========     ===========  ========
Total Intangible Assets              $384,441     $   (21,648) $362,793
                                     ========     ===========  ========

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         14.
Continued
Note 9 - Goodwill and Other Intangible Assets (continued)

                                          As of December 31, 2004
                                     ----------------------------------
                                      Gross                       Net
                                     Carrying    Accumulated   Carrying
                                      Amount     Amortization   Amount
                                     --------    ------------  --------
Intangible assets subject to amortization:
Industrial                           $ 38,781     $    (6,568) $ 32,213
Automotive                             62,657         (10,358)   52,299
Steel                                     633            (126)      507
                                     --------     -----------  --------
                                     $102,071     $   (17,052) $ 85,019
                                     ========     ===========  ========
Intangible assets not subject to amortization:
Goodwill                             $189,299     $       -    $189,299
Intangible pension asset               92,860             -      92,860
Other                                   1,107             -       1,107
                                     --------     -----------  --------
                                     $283,266     $       -    $283,266
                                     ========     ===========  ========
Total Intangible Assets              $385,337     $   (17,052) $368,285
                                     ========     ===========  ========

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         15.
Continued
Note 9 - Goodwill and Other Intangible Assets (continued)
Amortization expense for intangible assets was approximately $2.4 million and
$4.6 million for the three and six months ended June 30, 2005, respectively, and is estimated to be approximately $8.6 million annually for the next five fiscal years.
Note 10 - Equity Investments
The balances related to investments accounted for under the equity method are reported in other assets in the consolidated condensed balance sheets, which were approximately $28.2 million and $29.8 million at June 30, 2005 and
December 31, 2004, respectively.
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
46, "Consolidation of Variable Interest Entities, an interpretation of
Accounting Research Bulletin No. 51," (FIN 46), the company consolidated PEL effective March 31, 2004.  The adoption of FIN 46 resulted in a charge, representing the cumulative effect of change in accounting principle, of
$0.9 million, which is reported in other expense on the consolidated statement of income.  Also, the adoption of FIN 46 increased the consolidated condensed balance sheet as follows: current assets by $1.7 million; property, plant and equipment by $11.3 million; short-term debt by $11.6 million; accounts payable and other liabilities by $0.6 million; and other non-current liabilities by
$1.7 million. All of PEL's assets are pledged as collateral for its obligations.
Except for PEL's indebtedness for which the company is a guarantor, PEL's creditors have no recourse to the general credit of the company.  The company is the guarantor of certain debt for PEL.  During 2003, the company recorded the aggregate amount outstanding at that time on the debt underlying these guarantees.  The amount outstanding at June 30, 2005 of PEL's debt guaranteed by the company is $23.0 million, which is reported as short-term debt on the consolidated condensed balance sheet.

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         16.
Continued
Note 11 - Retirement and Postretirement Benefit Plans
The following table sets forth the net periodic benefit cost for the company's retirement and postretirement benefit plans.  The amounts for the three and six months ended June 30, 2005 are based on actuarial calculations prepared during
2005.  Consistent with prior years, these calculations will be updated later in the year.  These updated calculations may result in different net periodic benefit cost for 2005.  The net periodic benefit cost recorded for the three and six months ended June 30, 2005 is the company's best estimate of the amounts to be recorded for the year ended December 31, 2005.
                                 Pension                   Postretirement
                            -------------------         --------------------
                              Six Months Ended            Six Months Ended
                              Jun 30    Jun 30            Jun 30    Jun 30
                               2005      2004              2005      2004
                            ---------  ---------         --------   --------
                                         (Thousands of dollars)
Service cost                $  21,268  $ 21,378          $  2,740    $ 3,686
Interest cost                  76,640    72,354            22,708     25,044
Expected return on
  plan assets                 (77,059)  (72,624)                -         -
Amortization of prior
  service cost                  6,964     7,824            (2,533)    (2,584)
Recognized net
  actuarial loss               24,317    15,288             8,138      8,576
Curtailment loss                  202         -               752          -
Amortization of
  transition asset                (57)      (54)                -          -
                            ---------  ---------         --------   --------
 Net periodic benefit cost  $  52,275  $ 44,166          $ 31,805    $34,722
                            =========  =========         ========   ========
                                Pension                   Postretirement
                            -------------------         --------------------
                              Three Months Ended            Three Months Ended
                              Jun 30    Jun 30            Jun 30    Jun 30
                               2005      2004              2005      2004
                            ---------  ---------         --------   --------
                                         (Thousands of dollars)
Service cost                $  9,986   $ 10,689          $   1,176    $ 1,843
Interest cost                 37,030     36,177             10,104     12,522
Expected return on
  plan assets                (38,587)   (36,312)                 -          -
Amortization of prior
  service cost                 3,852      3,912             (1,249)    (1,292)
Recognized net
  actuarial loss              12,754      7,644              3,386      4,288
Curtailment loss                 202          -                752          -
Amortization of
  transition asset               (29)       (27)                 -          -
                            ---------  ---------          --------   --------
 Net periodic benefit cost  $ 25,208   $ 22,083           $ 14,169    $17,361
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
The Industrial and Automotive Groups design, manufacture and distribute a range of bearings and related products and services.  Industrial Group customers include both original equipment manufacturers and distributors for agriculture, construction, mining, energy, mill, machine tooling, aerospace, and rail applications.  The Industrial Group also includes aftermarket distribution operations, including automotive applications, for products other than steel.
Automotive Group customers include original equipment manufacturers of passenger cars, light trucks, and medium- to heavy-duty trucks and their suppliers.
Steel Group products include steels of intermediate alloy, low alloy and carbon grades in both solid and tubular sections, as well as custom-made steel products, for both industrial and automotive applications, including bearings.
Financial Overview:
For the three months ended June 30, 2005, the Timken Company reported net sales of approximately $1.3 billion, an increase of approximately 17 percent from the second quarter of 2004.  Sales were higher across all three business segments.
For the three months ended June 30, 2005, earnings per diluted share were $0.73, compared to $0.28 per diluted share for the second quarter of 2004.
For the six months ended June 30, 2005, net sales were approximately
$2.6 billion, an increase of approximately 18 percent from the same period last year.  For the six months ended June 30, 2005, earnings per diluted share were
$1.37, compared to $0.60 for the same period last year.
The company benefited from continued strength in global industrial markets, leading to improved performance in the Industrial and Steel Groups.  The
Automotive Group's results reflected the relative weakness of the North American automotive industry and high raw material costs.
Demand in the Industrial Group's end markets continued to be strong, with the most significant growth in industrial distribution, rail, mining and agriculture.  In addition to strong market demand, results reflect the benefits of the company's focus on profitable growth through new products and market expansion.  Profitability improved due to increased volume, favorable mix and improved pricing.
The Automotive Group's net sales increased from last year due to higher sales into medium and heavy truck markets, partially offset by decreases in light vehicle markets.  The Automotive Group's profitability was negatively impacted by higher raw material costs and lower production volume of light vehicles, partially offset by improved pricing.
The Steel Group benefited from strong performance in both its alloy steel and specialty steel businesses.  The increase in the Steel Group's net sales over

                                                                          18.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
last year was due to higher volume, price increases and surcharges.  The strongest market sectors were aerospace, energy and general industrial.  The
Steel Group's improved profitability reflects increased volume, price increases, surcharges and continued high labor productivity.
THE STATEMENT OF INCOME
------------------------
Unless otherwise stated below, comments regarding the three months ended
June 30, 2005 apply also to the six months ended June 30, 2005 and comments regarding the three months ended June 30, 2004 apply also to the six months ended June 30, 2004.
Overview:
                                     2Q 2005      2Q 2004   $ Change   % Change
                                     -------      -------   --------   --------
(Dollars in millions, except earnings per share)
Net sales                           $1,324.7     $1,130.3    $194.4      17.2%
Net income                          $   67.3     $   25.3    $ 42.0     166.0%
Earnings per share - diluted        $   0.73     $   0.28    $ 0.45     160.7%
Average number of shares
  - diluted                       91,817,375   90,552,362         -       1.4%
                                    YTD 2005     YTD 2004   $ Change   % Change
                                    --------     --------   --------   --------
(Dollars in millions, except earnings per share)
Net sales                           $2,629.2     $2,229.1    $400.1      17.9%
Net income                          $  125.6     $   53.8    $ 71.8     133.4%
Earnings per share - diluted        $   1.37     $   0.60    $ 0.77     128.3%
Average number of shares
  - diluted                       91,828,505   90,356,032         -       1.6%
Sales by Segment:
                                      2Q 2005   2Q 2004   $ Change    % Change
                                      -------   -------   ---------   --------
(Dollars in millions and exclude intersegment sales)
Industrial Group                     $  497.5   $  437.4     $ 60.1      13.7%
Automotive Group                        426.0      404.2       21.8       5.4%
Steel Group                             401.2      288.7      112.5      39.0%
                                     --------   --------   ---------    -------
  Total company                      $1,324.7   $1,130.3     $194.4      17.2%
                                     ========   ========   =========    =======
                                     YTD 2005   YTD 2004   $ Change    % Change
                                     --------   --------   ---------   --------
(Dollars in millions and exclude intersegment sales)
Industrial Group                     $  966.0   $  847.7     $118.3      14.0%
Automotive Group                        846.2      819.8       26.4       3.2%
Steel Group                             817.0      561.6      255.4      45.4%
                                     --------   --------   ---------    -------
  Total company                      $2,629.2   $2,229.1     $400.1      17.9%
                                     ========   ========   =========    =======
The Industrial Group's net sales increased due to stronger demand in most end markets, especially industrial distribution, rail, mining and agriculture.  The

                                                                          19.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
Automotive Group's net sales increased due to higher sales of medium and heavy trucks, partially offset by lower sales of light vehicles.  The increase in the
Steel Group's net sales over last year was due to higher volume, price increases and surcharges.  The strongest market sectors for the Steel Group were aerospace, energy and general industrial.
Gross Profit:
                                      2Q 2005   2Q 2004   $ Change    % Change
                                      -------   -------   ---------   --------
(Dollars in millions)
Gross profit                           $276.8    $205.6       $71.2      34.6%
Gross profit % to net sales              20.9%     18.2%          -       2.7%
Manufacturing rationalization /
  integration / reorganization
  charges included in cost of
  products sold                        $  6.0    $  1.0       $ 5.0     500.0%
                                      YTD 2005  YTD 2004   $ Change    % Change
                                      --------  --------   ---------   --------
(Dollars in millions)
Gross profit                           $548.7    $408.1      $140.6      34.4%
Gross profit % to net sales              20.9%     18.3%          -       2.6%
Manufacturing rationalization /
  integration / reorganization
  charges included in cost of
  products sold                        $  7.2    $  2.4       $ 4.8     200.0%
Gross profit benefited from higher sales volume, price increases, surcharges and favorable sales mix.  Gross profit was negatively impacted by higher raw material costs, lower production volume for North American passenger cars and higher costs in the Automotive Group to run certain facilities that serve the heavy truck and industrial markets beyond their economic capacity.  The company recovered a significant portion of the raw material cost increases through price increases and surcharges.
In 2005, manufacturing rationalization/integration/reorganization charges related to the start of the rationalization of the company's Canton, Ohio bearing facilities and integration/reorganization costs for certain facilities acquired as part of the Torrington acquisition in February 2003.  In 2004, manufacturing rationalization/integration/reorganization charges related primarily to expenses associated with the integration of Torrington.
Selling, Administrative and General Expenses:
                                      2Q 2005   2Q 2004   $ Change    % Change
                                      -------   -------   ---------   --------
(Dollars in millions)
Selling, administrative and
  general expenses                     $161.7    $147.4       $14.3       9.7%
Selling, administrative and
  general expenses % to net sales        12.2%     13.0%          -      (0.8)%
Manufacturing rationalization /
  integration / reorganization
  charges included in selling,
  administrative and general expenses  $  0.3    $  6.3       $(6.0)    (95.2)%

                                                                          20.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
                                      YTD 2005   YTD 2004   $ Change    % Change
                                      --------   --------   ---------   --------
(Dollars in millions)
Selling, administrative and
  general expenses                     $325.8    $290.1       $35.7      12.3%
Selling, administrative and
  general expenses % to net sales        12.4%     13.0%          -      (0.6)%
Manufacturing rationalization /
  integration / reorganization
  charges included in selling,
  administrative and general expenses  $  0.7    $ 10.2       $(9.5)    (93.1)%
The increase in selling, administrative and general expenses in 2005 compared to 2004 was due primarily to higher accruals for performance-based compensation and costs for growth initiatives, partially offset by lower manufacturing rationalization/integration/reorganization charges.  The decrease between periods in the percentage of selling, administrative and general expenses to net sales was primarily the result of the company's ability to leverage expenses on higher sales.
In 2005, the manufacturing rationalization/integration/reorganization charges related to the start of the rationalization of the company's Canton, Ohio bearing facilities.  In 2004, the manufacturing rationalization/integration/
reorganization charges related primarily to expenses associated with the integration of Torrington, primarily for information technology and purchasing initiatives.
Impairment and Restructuring Charges:
                                      2Q 2005   2Q 2004   $ Change
                                      -------   -------   ---------
 (Dollars in millions)
Severance and related benefit costs   $(0.1)      $0.2      $(0.3)
Exit costs                                -        0.1       (0.1)
                                      -------   -------   ---------
  Total                               $(0.1)      $0.3      $(0.4)
                                      =======   =======   =========
                                      YTD 2005   YTD 2004   $ Change
                                      --------   --------   ---------
 (Dollars in millions)
Severance and related benefit costs   $(0.1)      $1.0      $(1.1)
Exit costs                                -        0.1       (0.1)
                                      --------   --------   ---------
  Total                               $(0.1)      $1.1      $(1.2)
                                      ========   ========   =========
In 2004, restructuring charges related primarily to severance and related benefit costs for associates who exited the company as a result of the integration of Torrington.
In May 2004, the company announced a plan to begin closing its three bearing plants in Canton, Ohio.  In June 2004, the company and the United Steelworkers of America (union) began the effects bargaining process.  In July 2004, the company and the union agreed to enter into early formal negotiations over the

                                                                          21.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
current labor contract that expires on September 25, 2005 and covers approximately 2,700 associates at the company's bearing and steel plants in
Ohio.  In June 2005, a proposed labor agreement between the company and the union was rejected by the union membership.  Because the company and the union are still in discussions, it is not possible to accurately estimate the timing and impact on employment or the magnitude of savings and charges for restructuring, which could be material.  Therefore, the company is unable to determine the impact of these plant closings in accordance with SFAS No. 146,
"Accounting for Costs Associated with Exit or Disposal Activities."
In July 2005, the company disclosed that it will announce detailed restructuring plans for its Automotive Group in the third quarter of 2005.  The company has determined that restructuring actions are necessary to improve the Automotive
Group's performance.  The company expects the plans, which are intended to reduce fixed costs and improve effectiveness, to require approximately two years for completion.  These restructuring actions are targeted to deliver annual savings of approximately $40 million, with expected net workforce reductions of approximately 400 to 500 positions and restructuring costs of approximately
$80 million to $90 million.  The company will account for these restructuring costs in future quarters in accordance with the applicable accounting pronouncements.
Interest Expense and Income:
                                      2Q 2005   2Q 2004   $ Change
                                      -------   -------   ---------
(Dollars in millions)
Interest expense                        $13.8     $11.9       $1.9
Interest income                         $ 0.7     $ 0.2       $0.5
                                      YTD 2005   YTD 2004   $ Change
                                      --------   --------   ---------
(Dollars in millions)
Interest expense                        $26.5     $23.3       $3.2
Interest income                         $ 1.3     $ 0.4       $0.9
Interest expense for 2005 increased compared to last year due to higher effective interest rates and higher average debt outstanding.
Other Income and Expense:
                                      2Q 2005    2Q 2004    $ Change
                                      --------  ---------   ---------
  (Dollars in millions)
Other expense                          $(0.4)     $(5.3)     $  4.9
                                      YTD 2005   YTD 2004    $ Change
                                      --------  ---------   ---------
  (Dollars in millions)
CDSOA receipts, net of expenses        $    -     $ 7.7      $ (7.7)
Other expense                            (5.2)    (15.0)        9.8
                                      --------   -------   ---------
  Total                                $ (5.2)    $(7.3)     $  2.1
                                      ========   =======   =========

                                                                          22.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
For the three months ended June 30, 2005, other expense included a gain on the sale of non-strategic assets, losses from equity investments, donations, minority interests, losses on the disposal of assets and foreign currency exchange gains.  For the three months ended June 30, 2004, other expense included losses from equity investments, foreign currency exchange losses, donations, minority interests and losses on the disposal of assets.  The decrease in other expense for the three months ended June 30, 2005, compared to the same period of 2004 was due primarily to a gain on the sale of non-strategic assets in 2005, lower losses from equity investments in 2005 and foreign currency gains in 2005, compared to a foreign currency losses in 2004.
For the six months ended June 30, 2005, other expense included a gain on the sale of non-strategic assets, losses from equity investments, donations, losses on the disposal of assets, minority interests and foreign currency exchange losses.  For the six months ended June 30, 2004, other expense included losses from equity investments, foreign currency exchange losses, losses on the disposal of assets, donations and minority interests.  Other expense for the six months ended June 30, 2004 also included the adoption of Financial Accounting
Standards Board (FASB) Interpretation No. 46, "Consolidation of Variable
Interest Entities, an interpretation of Accounting Research Bulletin No. 51"
(FIN 46).  The decrease in other expense for the six months ended June 30, 2005, compared to the same period of 2004 was due primarily to lower losses from equity investments in 2005, a gain on the sale of non-strategic assets in 2005, lower foreign currency exchange losses in 2005, lower losses on the disposals of assets in 2005 and the adoption of FIN 46 in 2004, partially offset by higher donations in 2005.
U.S. Continued Dumping and Subsidy Offset Act (CDSOA) receipts are reported net of applicable expenses.  CDSOA provides for distribution of monies collected by
U.S. Customs from antidumping cases to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and people.  The $7.7 million received in the first quarter of 2004 related to
Torrington's bearing business.  Pursuant to the terms of the agreement under which the company purchased Torrington, Timken delivered to the seller of the
Torrington business 80% of the CDSOA payments received in 2004 for Torrington's bearing business.  Timken is under no further obligation to transfer any CDSOA payments to the seller of the Torrington business.  The company cannot predict whether it will receive any additional payments under CDSOA in 2005 or, if so, in what amount.  If the company does receive any additional CDSOA payments, they will most likely be received in the fourth quarter.  In September 2002, the
World Trade Organization (WTO) ruled that such payments are inconsistent with international trade rules.  The U.S. Trade Representative appealed this ruling, but the WTO upheld the ruling on January 16, 2003.  CDSOA continues to be in effect in the United States at this time.
Income Tax Expense:
                                      2Q 2005   2Q 2004   $ Change    % Change
                                      -------   -------   ---------   --------
(Dollars in millions)
Income tax expense                     $34.3     $15.5     $18.8       121.3%
Effective tax rate                      33.7%     38.0%        -        (4.3)%

                                                                          23.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
                                      YTD 2005   YTD 2004   $ Change    % Change
                                      --------   --------   ---------   --------
(Dollars in millions)
Income tax expense                      $67.0     $33.0       $34.0      103.0%
Effective tax rate                       34.8%     38.0%          -       (3.2)%
In 2005, the effective tax rate was less than the U.S. statutory tax rate due primarily to beneficial foreign tax rates, tax holidays and other U.S. tax benefits.  These benefits were partially offset by losses at certain foreign operations that were not available to reduce overall tax expense, taxes paid to state and local jurisdictions, tax on foreign remittances and other permanent differences.
In 2004, the effective tax rate exceeded the U.S. statutory tax rate as a result of losses at certain foreign operations that were not available to reduce overall tax expense, taxes paid to state and local jurisdictions, tax on foreign remittances and other permanent differences.  These unfavorable items were partially offset by beneficial foreign tax rates, tax holidays and other U.S.
tax benefits.
The effective tax rate for 2005 decreased from 2004 due primarily to certain tax planning strategies that resulted in lower foreign tax rates and higher earnings generated in low tax-rate foreign jurisdictions, partially offset by settlement of prior years' liabilities.
On October 22, 2004, the President signed the American Jobs Creation Act of 2004
(the "Act").  The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.
The deduction is subject to a number of limitations and the Internal Revenue
Service (IRS) issued guidance related to the domestic reinvestment plans on
January 13, 2005 and May 10, 2005.  However, uncertainty remains on other provisions of the Act.  Based on our current analysis, the company anticipates that the range of possible amounts that it will repatriate to be between
$8 million and $130 million.  An estimated tax liability of $11 million would be incurred on the repatriation of $130 million.  As of June 30, 2005, the company has provided for income tax of $2.8 million on $8 million of dividends from its controlled foreign corporations.
Business Segments:
The primary measurement used by management to measure the financial performance of each Group is adjusted EBIT (earnings before interest and taxes, excluding the effect of amounts related to certain items that management considers not representative of ongoing operations such as impairment and restructuring, manufacturing rationalization/integration/reorganization costs, allocated receipts received under the CDSOA and gain on the sale of non-strategic assets).
Refer to Note 8 - Segment Information in the notes to the consolidated condensed financial statements for the reconciliation of adjusted EBIT by Group to consolidated income before income taxes.

                                                                          24.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
Industrial Group:
                                      2Q 2005   2Q 2004   $ Change    % Change
                                      -------   -------   ---------   --------
(Dollars in millions)
Net sales, including intersegment
  sales                                $498.2     $437.7     $60.5       13.8%
Adjusted EBIT                          $ 63.6     $ 49.3     $14.3       29.0%
Adjusted EBIT margin                     12.8%      11.3%        -        1.5%
                                      YTD 2005   YTD 2004   $ Change    % Change
                                      --------   --------   ---------   --------
(Dollars in millions)
Net sales, including intersegment
  sales                                $967.0     $848.3     $118.7       14.0%
Adjusted EBIT                          $110.6     $ 85.1     $ 25.5       30.0%
Adjusted EBIT margin                     11.4%      10.0%         -        1.4%
Sales by the Industrial Group include global sales of bearings and other products and services (other than steel) to a diverse customer base, including:
industrial equipment; construction and agriculture; rail; and aerospace and defense customers.  The Industrial Group also includes aftermarket distribution operations, including automotive applications, for products other than steel.
The Industrial Group's net sales increased due to stronger demand in most end markets, especially industrial distribution, rail, mining and agriculture.  In addition to strong market demand, results reflect the benefit of the company's focus on profitable growth through new products and market expansion.
Profitability improved due to increased volume, favorable mix and improved pricing.  The Industrial Group continues to focus on improving capacity utilization, product availability and customer service in response to strong industrial demand.  For the remainder of 2005, the company expects the
Industrial Group to benefit from continued strength in global industrial markets.
  Automotive Group:
                                      2Q 2005   2Q 2004   $ Change    % Change
                                      -------   -------   ---------   --------
 (Dollars in millions)
Net sales, including intersegment
  sales                                $425.9    $404.2     $ 21.7        5.4%
Adjusted EBIT (loss)                   $ (1.2)   $  6.6     $ (7.8)         -
Adjusted EBIT (loss) margin              (0.3)%     1.6%         -       (1.9)%
                                      YTD 2005   YTD 2004   $ Change    % Change
                                      --------   --------   ---------   --------
 (Dollars in millions)
Net sales, including intersegment
  sales                                $846.2    $819.8     $ 26.4        3.2%
Adjusted EBIT (loss)                   $ (6.3)   $ 24.9     $(31.2)         -
Adjusted EBIT (loss) margin              (0.7)%     3.0%         -       (3.7)%
The Automotive Group includes sales of bearings and other products and services
(other than steel) to automotive original equipment manufacturers and their suppliers.  The Automotive Group's net sales increased due to higher sales of medium and heavy trucks, partially offset by lower sales of light vehicles.

                                                                          25.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)

The Automotive Group's profitability was negatively impacted by higher raw material costs and lower production volume of light vehicles, partially offset by improved pricing.  Additionally, the Automotive Group incurred higher costs to run certain facilities that serve the heavy truck and industrial markets beyond their economic capacity.  The Automotive Group continues to make progress in its ability to recover higher raw material costs through price increases.
The company expects the Automotive Group's profitability in the second half of
2005 to improve from the first half of 2005.  However, the company expects the
Automotive Group's profitability in 2005 to be lower than 2004.
  Steel Group:
                                      2Q 2005   2Q 2004   $ Change    % Change
                                      -------   -------   ---------   --------
(Dollars in millions)
Net sales, including intersegment
  sales                                $445.3    $330.4      $114.9      34.8%
Adjusted EBIT                          $ 56.7    $  3.0      $ 53.7   1,790.0%
Adjusted EBIT margin                     12.7%      0.9%          -      11.8%
                                      YTD 2005   YTD 2004   $ Change    % Change
                                      --------   --------   ---------   --------
(Dollars in millions)
Net sales, including intersegment
  sales                                $912.8    $639.7      $273.1      42.7%
Adjusted EBIT                          $120.5    $  5.8      $114.7   1,977.6%
Adjusted EBIT margin                     13.2%      0.9%          -      12.3%
The Steel Group's products include steels of intermediate alloy, low alloy and carbon grades in both solid and tubular sections, as well as custom-made steel products, for both industrial and automotive applications, including bearings.
The increase in the Steel Group's net sales over last year was due to higher volume, price increases and surcharges.  The strongest market sectors for the
Steel Group were aerospace, energy and general industrial.  The Steel Group's improved profitability reflects increased volume, price increases, surcharges and productivity. During the second quarter of 2005, the Steel Group also benefited from the new continuous rolling mill at its specialty steel operation in Latrobe, Pennsylvania.  The Steel Group's profitability in the second quarter of 2004 was negatively impacted by $7.7 million for the unplanned shutdown of the Faircrest steel plant.  During 2005, the Steel Group's results benefited from scrap surcharges in excess of costs.  The company does not expect this trend to continue.  For the remainder of 2005, the company expects the Steel
Group to benefit from continued strength in global industrial markets.  The company expects profitability for the Steel Group in the second half of 2005 to be lower than the first half of 2005 due to seasonality and lower raw material surcharges.
THE BALANCE SHEET
-----------------
Total assets as shown on the consolidated condensed balance sheet at June 30,
2005 increased by $171.9 million from December 31, 2004.  This increase was due primarily to increased working capital required to support higher sales.

                                                                          26.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
Current Assets:
                                   06/30/05   12/31/04    $ Change    % Change
                                   --------   --------    --------    --------
(Dollars in millions)
Cash and cash equivalents          $   67.0   $   51.0      $ 16.0       31.4%
Accounts receivable, net              808.2      717.4        90.8       12.7%
Deferred income taxes                  91.0       90.1         0.9        1.0%
Inventories                           963.9      874.8        89.1       10.2%
                                   --------   --------    --------    --------
  Total current assets             $1,930.1   $1,733.3      $196.8       11.4%
                                   ========   ========    ========    ========
The increase in cash and cash equivalents was partially due to accumulated cash at certain debt-free foreign subsidiaries.  The increase in accounts receivable was due primarily to sales being higher in the second quarter of 2005, compared to the fourth quarter of 2004, partially offset by the impact of foreign currency translation.  The increase in inventories was due primarily to higher volume and increased raw material costs, partially offset by the impact of foreign currency translation.
Property, Plant and Equipment - Net:
                                   06/30/05   12/31/04    $ Change    % Change
                                   --------   --------    --------    ---------
(Dollars in millions)
Property, plant and equipment
  - cost                           $3,573.9   $3,622.6      $(48.7)      (1.3)%
Less: allowances for depreciation  (2,051.3)  (2,039.2)      (12.1)      (0.6)%
                                   --------   --------    --------    ---------
Property, plant and equipment
   - net                           $1,522.6   $1,583.4      $(60.8)      (3.8)%
                                   ========   ========    ========    =========
The decrease in property, plant and equipment - net was due primarily to depreciation expense in excess of capital expenditures and the impact of foreign currency translation.
Other Assets:
                                   06/30/05   12/31/04    $ Change    % Change
                                   --------   --------    --------    ---------
(Dollars in millions)
Goodwill                             $188.0     $189.3       $(1.3)       (0.7)%
Other intangible assets               174.8      179.0        (4.2)       (2.3)%
Deferred income taxes                  85.3       76.8         8.5        11.1%
Other assets                          185.1      152.3        32.8        21.5%
                                   --------   --------    --------    ---------
  Total other assets                 $633.2     $597.4       $35.8         6.0%
                                   ========   ========    ========    =========
The increase in other assets was due primarily to an increase in the fair value of forward foreign exchange contracts, increase in miscellaneous receivables and the timing of payment of prepaid expenses.

                                                                          27.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
Current Liabilities:
                                   06/30/05   12/31/04    $ Change    % Change
                                   --------   --------    --------    ---------
(Dollars in millions)
Short-term debt                    $  232.5   $  158.7     $  73.8        46.5%
Accounts payable and other
  liabilities                         518.4      504.6        13.8         2.7%
Accrued expenses                      437.6      353.6        84.0        23.8%
                                   --------   --------    --------    ---------
  Total current liabilities        $1,188.5   $1,016.9     $ 171.6        16.9%
                                   ========   ========    ========    =========
The increase in short-term debt was due primarily to additional borrowings, mainly under the company's asset securitization facility, as a result of seasonal working capital requirements and cash contributions to its U.S.-based pension plans.  The increase in accounts payable and other liabilities was due primarily to an increase in trade accounts payable resulting from increased volume.  The increase in accrued expenses was due primarily to a reclassification from the long-term portion of accrued pension cost to the current portion based upon the company's estimate of contributions to its pension plans in the next twelve months and an increase in income taxes payable due to current year income tax expense.
Non-Current Liabilities:
                                   06/30/05   12/31/04    $ Change    % Change
                                   --------   --------    --------    ---------
(Dollars in millions)
Long-term debt                    $   609.6  $   620.6      $(11.0)       (1.8)%
Accrued pension cost                  404.9      468.6       (63.7)      (13.6)%
Accrued postretirement benefits
  cost                                495.0      490.4         4.6         0.9%
Other non-current liabilities          45.8       47.7        (1.9)       (4.0)%
                                   --------   --------    --------    ---------
  Total non-current liabilities    $1,555.3   $1,627.3      $(72.0)       (4.4)%
                                   ========   ========    ========    =========
The decrease in long-term debt related primarily to payments on borrowings under the company's senior credit facility. The decrease in accrued pension cost was due primarily to contributions to the company's U.S.-based pension plans during the six months ended June 30, 2005 and the reclassification to the current portion of accrued pension cost, partially offset by current year accruals for pension expense.
Shareholders' Equity:
                                   06/30/05   12/31/04    $ Change    % Change
                                   --------   --------    --------    ---------
(Dollars in millions)
Common stock                      $   728.4   $  711.6       $16.8         2.4%
Earnings invested in the business     945.9      847.7        98.2        11.6%
Accumulated other comprehensive
  loss                               (332.1)    (289.5)      (42.6)      (14.7)%
                                   --------   --------    --------    ---------
  Total shareholders' equity       $1,342.2   $1,269.8       $72.4         5.7%
                                   ========   ========    ========    =========

                                                                          28.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
The increase in common stock was due primarily to stock option exercises by employees and the related income tax benefits.  Earnings invested in the business were increased by net income and reduced by dividends declared.  The increase in accumulated other comprehensive loss was due primarily to foreign currency translation and the strengthening of the U.S. dollar relative to other currencies.  For discussion regarding the impact of foreign currency translation, refer to "Foreign Currency" in the Other Information section below.
                                                -----------------
CASH FLOWS
-----------
                                 YTD 2005     YTD 2004      $ Change
                                 --------    ---------    ---------
(Dollars in millions)
Net cash provided (used) by
  operating activities             $ 36.2     $  (2.1)     $  38.3
Net cash used by investing
  activities                        (75.0)      (63.4)       (11.6)
Net cash provided by
  financing activities               61.1       101.9        (40.8)
Effect of exchange rate
  changes on cash                    (6.3)        2.4         (8.7)
                                 --------    ---------    ---------
Increase in cash and
  cash equivalents                 $ 16.0     $  38.8            -
                                 ========     ========    =========
The increase in net cash provided by operating activities of $38.3 million was primarily the result of higher net income, adjusted for non-cash items of
$103.3 million in the six months ended June 30, 2005, compared to $111.1 million in the same period of 2004.  The non-cash items include depreciation and amortization expense, gain or loss on disposals of assets, deferred income tax provision and amortization of restricted share awards.  For the six months ended
June 30, 2005, net cash provided by operating activities was negatively impacted by working capital requirements for increased sales volume, compared to the six months ended June 30, 2004.  Accounts receivable was a use of cash of
$123.7 million for the six months ended June 30, 2005, compared to a use of cash of $103.7 million in the same period of 2004.  For the six months ended June 30,
2005, inventory was a use of cash of $124.6 million, compared to a use of cash of $19.8 million in the same period of 2004.  Excluding cash contributions to the company's pension plans, accounts payable and accrued expenses was a source of cash of $150.0 million in the six months ended June 30, 2005, compared to a source of cash of $89.3 million in the same period of 2004.  The company made cash contributions to its U.S.-based pension plans in the six months ended
June 30, 2005 of $73.2 million, compared to $124.0 million in the same period of
2004.
The increase in net cash used by investing activities was due primarily to higher capital expenditures in the six months ended June 30, 2005, compared to the same period of 2004, partially offset by the net cash proceeds from the sale of the Industrial Group's Linear Motion Systems business.
The decrease in cash provided by financing activities was due primarily to lower net borrowings under credit facilities in the six months ended June 30, 2005, compared to the same period of 2004.

                                                                          29.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Total debt was $842.1 million at June 30, 2005, compared to $779.3 million at
December 31, 2004.  Net debt was $775.1 million at June 30, 2005, compared to
$728.4 million at December 31, 2004.  The net debt to capital ratio was 36.6% at
June 30, 2005, compared to 36.5% at December 31, 2004. The company expects that any cash requirements in excess of cash generated from operating activities will be met by the availability under the accounts receivable securitization facility and the revolving credit facility.  The company believes it has sufficient liquidity to meet its obligations.
Reconciliation of Total Debt to Net Debt and the Ratio of Net Debt to Capital:*
        Net debt:
                                      6/30/05      12/31/04
                                     --------     ---------
(Dollars in millions)
Short-term debt                        $232.5        $158.7
Long-term debt                          609.6         620.6
                                     --------     ---------
   Total debt                           842.1         779.3
Less: cash and cash equivalents         (67.0)        (50.9)
                                     --------     ---------
   Net debt                            $775.1        $728.4
                                     ========     =========
        Ratio of net debt to capital:
                                        6/30/05      12/31/04
                                        --------     ---------
(Dollars in millions)
Net debt                               $   775.1     $   728.4
Shareholders' equity                     1,342.2       1,269.8
                                        --------     ---------
   Net debt + shareholders'
     equity (capital)                  $ 2,117.3     $ 1,998.2
                                        ========     =========
Ratio of net debt to capital                36.6%         36.5%
                                        ========     =========
*  The company presents net debt because it believes net debt is more representative of the company's indicative financial position due to a temporary increase in cash and cash equivalents.  This information is provided as additional information concerning the company's financial position.
On June 30, 2005, the company entered into a $500 million Amended and Restated
Credit Agreement  (Credit Agreement) that replaced the company's previous credit agreement dated as of December 31, 2002.  The Credit Agreement matures on
June 30, 2010 and provides for a $500 million revolving credit facility.  Under this credit facility, the company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio.  At June 30, 2005, the company was in compliance with the covenants under this credit facility and its other debt agreements.

                                                                          30.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
At June 30, 2005, the company had no borrowings and letters of credit totaling
$77.1 million outstanding under the $500 million revolving credit facility, which reduced the availability under that facility to $422.9 million.  Also, at June 30, 2005, the company had outstanding borrowings of $100.0 million under the $125 million accounts receivable securitization facility, which reduced the availability under that facility to $25.0 million.
During the six months ended June 30, 2005, Standard & Poor's Rating Services and
Moody's Investors Services improved their outlook on Timken debt from "negative"
to "stable" and also reaffirmed their ratings of BBB- and Ba1, respectively.
The company's contractual debt obligations and contractual commitments outstanding as of June 30, 2005 are as follows:
                            Payments Due by Period  (in millions)
                          Total   Less than       1-3      3-5    More than
                                    1 Year       Years    Years    5 Years
                         ------   ---------    -------   ------   ----------
Contractual Obligations:
Long-term debt           $610.4      $  0.8     $122.0   $250.4       $237.2
Short-term debt           231.7       231.7          -        -            -
Operating Leases          100.1        18.8       30.9     17.2         33.2
Supply Agreement            4.6         4.6          -        -            -
                         ------   ---------    -------   ------   ----------
  Total                  $946.8      $255.9     $152.9   $267.6       $270.4
                         ======   =========    =======   ======   ==========
The company expects to make cash contributions of $135.0 million to its global defined benefit plans in 2005.  Also, the company expects its postretirement benefit payments will total $59.7 million in 2005.  Refer to Note 13 to the company's consolidated financial statements in the company's Annual Report on
Form 10-K for the year ended December 31, 2004 for additional information regarding the company's benefit plans.  In connection with the sale of the company's Ashland tooling plant in 2002, the company entered into a
$25.9 million four-year supply agreement pursuant to which the company purchases tooling, which expires on June 30, 2006.  This supply agreement is reflected in the table above.  As of June 30, 2005, the weighted average maturity date and interest rate of the company's total debt were 8.3 years and 5.28%, respectively.
During the first six months of 2005, the company did not purchase any shares of its common stock as authorized under the company's 2000 common stock purchase plan.  This plan authorizes the company to buy in the open market or in privately negotiated transactions up to four million shares of common stock, which are to be held as treasury shares and used for specified purposes.  The company may exercise this authorization until December 31, 2006.  The company does not expect to be active in repurchasing its shares under this plan in the near-term.
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
Foreign currency exchange gains included in the company's operating results for the three months ended June 30, 2005 totaled $3.7 million, compared to losses of
$1.7 million during the three months ended June 30, 2004.  Foreign currency exchange gains included in the company's operating results for the six months ended June 30, 2005 totaled $4.7 million, compared to losses of $2.2 million during the six months ended June 30, 2004.  For the three months ended June 30,
2005, the company recorded a negative non-cash foreign currency translation adjustment of $27.1 million that decreased shareholders' equity, compared to a negative non-cash foreign currency translation adjustment of $9.2 million that decreased shareholders' equity in the three months ended June 30, 2004. For the six months ended June 30, 2005, the company recorded a negative non-cash foreign currency translation adjustment of $48.7 million that decreased shareholders'
equity, compared to a negative non-cash foreign currency translation adjustment of $12.9 million that decreased shareholders' equity in the six months ended
June 30, 2004.  The six months ended June 30, 2005 were negatively impacted by the effect of currency exchange rates, primarily the weakening of the Euro,
Polish Zloty, Romanian Leu and South African Rand relative to the U.S. Dollar, compared to December 31, 2004.
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
Accordingly, the company will adopt this standard in 2006.  The company has determined that SFAS No. 151 will not have a material impact on its results of operations, cash flows or financial position.
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
As permitted by SFAS 123, the company currently accounts for share-based payments to employees using APB Opinion No. 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.
Accordingly, the adoption of SFAS No. 123R's fair value method will have an impact on the company's results of operations, although it will have no impact on the company's overall financial position.  The impact of adoption of SFAS
No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had the company adopted
SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to the company's consolidated financial statements in the company's Annual Report on Form 10-K for the year ended December 31, 2004.  SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting guidance.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $3.1 million, $1.1 million and $0 in 2004, 2003 and 2002, respectively.
Critical Accounting Policies and Estimates:
The company's financial statements are prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  The company reviews its critical accounting policies throughout the year.  The company has concluded that there have been no changes to its critical accounting policies or estimates, as described in its Annual
Report on Form 10-K for the year ended December 31, 2004, during the six months ended June 30, 2005.
Other:
On August 5, 2005, the company's board of directors declared a quarterly cash dividend of $0.15 per share, payable on September 2, 2005 to shareholders of record as of August 19, 2005.  This will be the 333rd consecutive dividend paid on the common stock of the company.

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
In May 2004, the company announced a plan to begin closing its three bearings plants in Canton, Ohio. In June 2004, the company and the United Steelworkers of
America (union) began the effects bargaining process. In July 2004, the company and the union agreed to enter into early formal negotiations over the current labor contract, which expires in September 2005. In June 2005, a proposed labor agreement between the company and the union was rejected by the union membership.  As of the date of this report, the company and the union are continuing to negotiate. If the company and the union are unable to reach early agreement, the company may experience negative effects, including the possible loss of future business due to uncertainty concerning the company's labor situation.
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
b)  the effects of fluctuations in customer demand on sales, product mix and prices in the industries in which the company operates.  This includes the ability of the company to respond to the rapid changes in the industrial market, the effects of customer strikes, the impact of changes in industrial and automotive business cycles and whether conditions of fair trade continue in the U.S. market.
c)  the effects of adverse changes in the financial health of customers, including the ability of the company to limit its exposure to customers experiencing financial difficulty.
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
g)  the company's ability to maintain appropriate relations and successfully negotiate with unions that represent company associates in certain locations in order to avoid disruptions of business.
h)  the success of the company's plans concerning the transfer of bearing production from Canton, including the possibility that the transfer of production will not achieve the desired results, the possibility of disruption in the supply of bearings during the process, and the outcome of the company's discussions with the union that represents company associates at the affected facilities.
i)  the success of the company's plans concerning the restructuring of its
    Automotive Group.
j)  unanticipated litigation, claims or assessments.  This includes, but is not limited to, claims or problems related to intellectual property, product liability or warranty and environmental issues.
k)  changes in worldwide financial markets, including interest rates, to the extent they affect the company's ability to raise capital or increase the company's cost of funds, have an impact on the overall performance of the company's pension fund investments and/or cause changes in the economy which affect customer demand.
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

                                                                         35.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk
          Refer to information appearing under the caption "Management's
          Discussion and Analysis of Financial Condition and Results of
          Operations" on pages 17-34 of this Form 10-Q.  Furthermore, a discussion of market risk exposures is included in Part II,
          Item 7A, "Quantitative and Qualitative Disclosure about Market
          Risk," of the Company's Annual Report on Form 10-K for the year ended
          December 31, 2004.  There have been no material changes in reported market risk since the inclusion of this discussion in the Company's
          Annual Report on Form 10-K referenced above.
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

                                                                          36.
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
         (c)               Issuer Purchases of Common Stock
         The following table provides information about purchases by the company during the quarter ended June 30, 2005 of its common stock.
                                                    Total Number   Maximum
                                                    of Shares      Number of
                                                    Purchased as   Shares that
                                                    Part of        May Yet Be
                                                    Publicly       Purchased
                  Total Number     Average          Announced      Under the
                  of Shares        Price Paid       Plans or       Plans or
         Period   Purchased (1)    per Share (2)    Programs       Programs
         ------   -------------    -------------    ------------   -----------
         4/1/05-
          4/30/05       32,349           $26.37               -             -
         5/1/05-
          5/31/05          359           $25.08               -             -
         6/1/05-
          6/30/05            -                -               -             -
                  -------------    -------------    ------------   -----------
           Total        32,708           $26.35               -             -
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

                                                                           37.

Item 4.  Submission of Matters to a Vote of Security Holders
         See Part II, Item 4 of the Company's Quarterly Report on Form 10-Q for
         the quarter ended March 31, 2005.
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

                                                                           38.
                            SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of
1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         The Timken Company
                                  _______________________________

Date      August 8, 2005            BY  /s/  James W. Griffith
      ________________________    ______________________________
                                   James W. Griffith
                                   President and Chief Executive Officer,
                                   and Director

Date      August 8, 2005            BY  /s/  Glenn A. Eisenberg
      ________________________    _______________________________
                                   Glenn A. Eisenberg
                                   Executive Vice President - Finance and
                                   Administration (Principal Financial Officer)