Form 10-Q
period 2005-09-30
TIMKEN CO
filed 2005-11-08
CIK 98362

                                                                           1.
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.   20549
                                   FORM 10-Q
   [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended September 30, 2005
                                      or
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
          YES    X      NO
                ___         ___
   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
          YES           NO   X
                ___         ___

   Common shares outstanding at September 30, 2005, 92,450,889.

PART I.  FINANCIAL INFORMATION                                             2.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)
                                                         Sept 30       Dec 31
                                                          2005          2004
ASSETS                                                 ----------    ----------
Current Assets                                          (Thousands of dollars)
Cash and cash equivalents...........................      $63,105       $50,967
Accounts receivable, less allowances,
(2005-$35,317; 2004-$24,952)........................      791,729       717,425
Deferred income taxes...............................       94,821        90,066
Inventories.........................................    1,004,939       874,833
                                                       ----------    ----------
          Total Current Assets......................    1,954,594     1,733,291
Property, plant and equipment.......................    3,594,680     3,622,656
 Less allowances for depreciation...................    2,078,355     2,039,231
                                                       ----------    ----------
                                                        1,516,325     1,583,425
Goodwill............................................      190,200       189,299
Other intangible assets.............................      173,791       178,986
Deferred income taxes...............................       87,176        76,835
Other assets........................................      185,736       152,235
                                                       ----------    ----------
      Total Assets..................................   $4,107,822    $3,914,071
                                                       ==========    ==========
LIABILITIES
Current Liabilities
Accounts payable and other liabilities..............     $514,255      $504,585
Short-term debt and current portion of long-term debt     269,441       158,690
Accrued expenses....................................      503,247       353,623
                                                       ----------    ----------
          Total Current Liabilities.................    1,286,943     1,016,898
Noncurrent Liabilities
Long-term debt......................................      533,169       620,634
Accrued pension cost................................      324,954       468,644
Accrued postretirement benefits cost................      504,425       490,366
Other noncurrent liabilities........................       54,401        47,681
                                                       ----------    ----------
          Total Noncurrent Liabilities..............    1,416,949     1,627,325
Shareholders' Equity
Common stock........................................      749,898       711,596
Earnings invested in the business...................      971,900       847,738
Accumulated other comprehensive loss................     (317,868)     (289,486)
                                                       ----------    ----------
          Total Shareholders' Equity................    1,403,930     1,269,848
                                                       ----------    ----------
      Total Liabilities and Shareholders' Equity....   $4,107,822    $3,914,071
                                                       ==========    ==========
See accompanying Notes to the Consolidated Condensed Financial Statements.

PART I.  FINANCIAL INFORMATION Continued                                   3.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)                                                       Nine Months Ended             Three Months Ended
                                                                 Sept 30       Sept 30        Sept 30       Sept 30
                                                                  2005          2004            2005          2004
                                                               ----------    ----------      ----------    ----------
                                                              (Thousands of dollars, except share and per share data)
Net sales...................................................   $3,887,351    $3,325,796      $1,258,133    $1,096,724
Cost of products sold.......................................    3,086,278     2,733,641       1,005,722       912,679
                                                               ----------    ----------      ----------    ----------
   Gross Profit.............................................      801,073       592,155         252,411       184,045
Selling, administrative and general expenses................      488,802       425,100         163,021       135,006
Impairment and restructuring charges .......................       24,407         3,998          24,451         2,939
                                                               ----------    ----------      ----------    ----------
   Operating Income.........................................      287,864       163,057          64,939        46,100
Interest expense............................................      (39,376)      (35,941)        (12,842)      (12,631)
Interest income.............................................        2,219           766             874           308
Other expense...............................................       (9,446)      (12,924)         (4,273)       (5,611)
                                                               ----------    ----------      ----------    ----------
   Income Before Income Taxes ..............................      241,261       114,958          48,698        28,166
Provision for income taxes..................................       75,861        43,684           8,867        10,703
                                                               ----------    ----------      ----------    ----------
Net Income .................................................   $  165,400    $   71,274      $   39,831    $   17,463
                                                               ==========    ==========      ==========    ==========
 Earnings Per Share*........................................       $ 1.81        $ 0.79          $ 0.43        $ 0.19
 Earnings Per Share - assuming dilution**...................       $ 1.79        $ 0.79          $ 0.43        $ 0.19
 Dividends Per Share........................................       $ 0.45        $ 0.39          $ 0.15        $ 0.13
                                                               ==========    ==========      ==========    ==========
*  Average shares outstanding...............................   91,238,444    89,706,620      91,688,231    90,166,612
** Average shares outstanding - assuming dilution...........   92,181,013    90,579,359      92,821,344    91,058,739
See accompanying Notes to the Consolidated Condensed Financial Statements.

PART I.  FINANCIAL INFORMATION Continued                                   4.
THE TIMKEN COMPANY AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                            Nine Months Ended
Cash Provided (Used)                                        Sept 30    Sept 30
                                                             2005        2004
                                                           --------    --------
OPERATING ACTIVITIES                                      (Thousands of dollars)
Net income ............................................... $165,400   $ 71,274
Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
 Depreciation and amortization............................  160,765    156,916
 Loss on disposals of assets..............................    4,542      2,296
 (Credit) provision for deferred income taxes.............  (13,143)     1,911
 Amortization of restricted share awards..................    4,398      1,946
 Changes in operating assets and liabilities:
  Accounts receivable..................................... (110,262)  (121,331)
  Inventories............................................. (162,106)   (91,705)
  Other assets............................................  (28,671)       851
  Accounts payable and accrued expenses...................   79,190    (50,048)
  Foreign currency translation loss.......................    5,581      1,742
                                                           --------   --------
   Net Cash Provided (Used) by Operating Activities.......  105,694    (26,148)
INVESTING ACTIVITIES
 Capital expenditures..................................... (128,605)   (95,229)
 Proceeds from sale of non-strategic assets...............   11,729         -
 Proceeds from disposals of assets........................    3,661      2,610
 Other ...................................................    3,186     (2,907)
 Acquisitions.............................................   (6,629)   (10,233)
                                                           --------    --------
   Net Cash Used by Investing Activities.................. (116,658)  (105,759)
FINANCING ACTIVITIES
 Cash dividends paid to shareholders......................  (41,238)   (35,014)
 Proceeds from the exercise of stock options..............   30,740     13,744
 Accounts receivable securitization financing borrowings..  185,000    183,000
 Accounts receivable securitization financing payments.... (106,500)   (73,000)
 Payments on senior revolving credit facility............. (256,700)  (192,700)
 Proceeds from senior revolving credit facility...........  246,700    234,700
 Other long-term debt activity - net......................   (1,277)     2,027
 Short-term debt activity - net...........................  (28,824)    19,288
                                                           --------   --------
   Net Cash Provided by Financing Activities..............   27,901    152,045
Effect of exchange rate changes on cash...................   (4,799)     4,107
Increase in Cash and Cash Equivalents.....................   12,138     24,245
Cash and Cash Equivalents at Beginning of Period..........   50,967     28,626
                                                           --------   --------
Cash and Cash Equivalents at End of Period................ $ 63,105   $ 52,871
                                                           ========   ========
See accompanying Notes to the Consolidated Condensed Financial Statements.

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                         5.
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
The effect on net income and earnings per share as if the company had applied the fair value recognition provisions of SFAS No. 123 is as follows:
                                Nine months ended          Three months ended
                                  September 30                September 30
                                2005          2004         2005          2004
                              --------      --------     --------      --------
(Thousands of dollars)
Net income, as reported       $165,400      $ 71,274     $ 39,831      $ 17,463
Add:  Stock-based employee
  compensation expense, net
  of related taxes               3,017         1,207        1,055           526
Deduct:  Total stock-based
  employee compensation
  expense determined under
  fair value based methods
  for all awards, net of
  related tax effects           (6,356)       (5,055)      (2,355)       (2,028)
                              --------      --------     --------      --------
Pro forma net income          $162,061      $ 67,426     $ 38,531      $ 15,961
                              ========      ========     ========      ========
Earnings per share:
  Basic - as reported           $ 1.81        $ 0.79       $ 0.43        $ 0.19
  Diluted - as reported         $ 1.79        $ 0.79       $ 0.43        $ 0.19
  Basic - pro forma             $ 1.78        $ 0.75       $ 0.42        $ 0.18
  Diluted - pro forma           $ 1.76        $ 0.74       $ 0.42        $ 0.18

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                         6.
Continued
Note 3 -- Inventories                                     Sep 30      Dec 31
                                                           2005        2004
                                                        ----------   ---------
                                                         (Thousands of dollars)
Finished products                                       $  450,628    $392,668
Work-in-process and raw materials                          483,159     423,808
Manufacturing supplies                                      71,152      58,357
                                                          --------    --------
                                                        $1,004,939    $874,833
                                                        ==========    ========
An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time.
Accordingly, interim LIFO calculations must necessarily be based on manage-
ment's estimates of expected year-end inventory levels and costs.  Because these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.
Note 4 -- Financing Arrangements                            Sep 30     Dec 31
                                                            2005       2004
Short-term debt:                                          ---------   --------
                                                         (Thousands of dollars)
Variable-rate lines of credit for certain of the company's
   European subsidiaries with various banks with interest
   rates ranging from 2.59% to 5.50% at September 30,
   2005                                                   $ 76,519    $109,260
Variable-rate Accounts Receivable Securitization financing
   agreement with an interest rate of 4.05% at September
   30, 2005                                                 78,500         -
Variable-rate Ohio Water Development Authority revenue
   bonds for PEL (2.82% at September 30, 2005)              23,000      23,000
Fixed-rate mortgage for PEL with an interest rate of 9.00%  11,491      11,561
Other                                                        4,433      13,596
                                                          --------    --------
                                                          $193,943    $157,417
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
Under the terms of the Asset Securitization, the company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly owned consolidated subsidiary, that in turn uses the trade receivables to secure the borrowings, which are funded through a vehicle that issues commercial paper in the short-term market.  As of September 30, 2005, there was $78.5 million outstanding under this facility, which reduced the availability to
$46.5 million.  This balance is reflected on the company's consolidated condensed balance sheet as of September 30, 2005 in short-term debt.  The yield on the commercial paper, which is the commercial paper rate plus program fees, is considered a financing cost and is included in interest expense on the consolidated statements of income.
The lines of credit of the company's European subsidiaries provide for borrowings up to $132.4 million.  At September 30, 2005, the company had outstanding borrowings of $76.5 million, which reduced the availability under these facilities to $55.9 million.

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)                         7.
Continued
Note 4 -- Financing Arrangements (continued)
                                                           Sep 30     Dec 31
                                                            2005       2004
Long-term debt:                                           --------   ---------
                                                         (Thousands of dollars)
Fixed-rate Medium-Term Notes, Series A, due at various
   dates through May 2028, with interest rates ranging
   from 6.20% to 7.76%                                    $211,554    $211,832
Fixed-rate Medium-Term Notes, Series A, maturing on
   August 21, 2006 with an interest rate of 6.75%           75,000      75,000
Fixed-rate Unsecured Notes, maturing on February 15,
   2010 with a fixed interest rate of 5.75%                248,106     249,258
Variable-rate State of Ohio Water Development Authority
   Solid Waste Revenue Bonds, maturing on July 1, 2032
   (2.83% at September 30, 2005)                            24,000      24,000
Variable-rate State of Ohio Air Quality and Water
   Development Revenue Refunding Bonds, maturing on
   November 1, 2025 (2.85% at September 30, 2005)           21,700      21,700
Variable-rate State of Ohio Pollution Control Revenue
   Refunding Bonds, maturing on June 1, 2033
   (2.85% at September 30, 2005)                            17,000      17,000
Variable-rate State of Ohio Water Development Revenue
   Refunding Bonds, maturing on May 1, 2007
   (2.78% at September 30, 2005)                             8,000       8,000
Variable-rate revolving credit facility, maturing on
   June 30, 2010.  This agreement was amended and
   restated on June 30, 2005.                                    -      10,000
Other                                                        3,307       5,117
                                                          --------    --------
                                                           608,667     621,907
Less:  Current Maturities                                   75,498       1,273
                                                          --------    --------
                                                          $533,169    $620,634
                                                          ========    ========
On June 30, 2005, the company entered into a $500 million Amended and Restated
Credit Agreement  (Credit Agreement) that replaced the company's previous credit agreement dated as of December 31, 2002.  The Credit Agreement matures on
June 30, 2010 and provides for a $500 million revolving credit facility.  Under this credit facility, the company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio.  At September 30, 2005, the company was in compliance with the covenants under this credit facility and its other debt agreements.
At September 30, 2005, the company had no borrowings and letters of credit totaling
$77.1 million outstanding under the $500 million revolving credit facility, which reduced the availability under that facility to $422.9 million.

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)
Continued                                                                  8.
Note 5 -- Income Tax Provision
                                     Nine Months Ended     Three Months Ended
                                     Sept 30    Sept 30     Sept 30    Sept 30
                                      2005       2004        2005       2004
                                    --------   --------    --------   --------
     U.S.                                     (Thousands of dollars)
        Federal                     $ 58,532   $ 20,722    $  2,104   $  3,656
        State & Local                  6,175      3,020       1,131        651
     Foreign                          11,154     19,942       5,632      6,396
                                    --------   --------    --------    -------
                                    $ 75,861   $ 43,684    $  8,867   $ 10,703
                                    ========   ========    ========   ========
For the quarter ended September 30, 2005, the effective tax rate was 18.2%.  The decrease in the effective tax rate in the quarter was due primarily to the recognition of additional U.S. tax benefits on export sales for the years
2003 through 2005, and the elimination of a valuation allowance on certain foreign deferred tax assets because of improved profitability in the affected jurisdiction.
For the first nine months of 2005, the effective tax rate of 31.4% was less than the U.S. statutory tax rate due primarily to beneficial foreign tax rates, tax holidays and other U.S. tax benefits, including export tax incentives.  These benefits were offset partially by losses at certain foreign operations that were not available to reduce overall tax expense, taxes paid to U.S. state and local jurisdictions and tax on foreign remittances.
In 2004, the effective tax rate exceeded the U.S. statutory tax rate as a result of losses at certain foreign operations that were not available to reduce overall tax expense, taxes paid to U.S. state and local jurisdictions and tax on foreign remittances.  These unfavorable items were offset partially by beneficial foreign tax rates, tax holidays and other U.S. tax benefits.
The effective tax rate for the first nine months of 2005 decreased from the same period in 2004 due primarily to increased benefits from export tax incentives in the
U.S., improved performance in certain foreign subsidiaries that reduced the amount of foreign losses without tax benefit and increased income in jurisdictions with lower foreign tax rates.
On October 22, 2004, the President signed the American Jobs Creation Act of 2004
(the Act).  The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from foreign subsidiaries.  The deduction is subject to a number of limitations and the Internal Revenue Service (IRS) issued guidance related to the domestic reinvestment plans on January 13, 2005 and May 10,
2005.  However, uncertainty remains on other provisions of the Act.  As of
September 30, 2005, the company estimates that it may repatriate approximately up to an additional $120 million, which could result in an estimated tax liability of $8 million.

PART I.  NOTES TO FINANCIAL STATEMENTS (Unaudited)
Continued                                                                 9.
                                                  Sept 30   Dec 31
Note 6 -- Shareholders' Equity                     2005      2004
                                                 --------  --------
Class I and Class II serial preferred stock    (Thousands of dollars)
without par value:
   Authorized -- 10,000,000 shares each class
   Issued - none                                 $   -     $   -
Common Stock without par value:
   Authorized -- 200,000,000 shares
   Issued (including shares in treasury)
      2005 - 92,550,638 shares
      2004 - 90,511,833 shares
   Stated Capital                                  53,064    53,064
   Other paid-in capital                          699,644   658,730
Less cost of Common Stock in treasury
      2005 - 99,749 shares
      2004 -  7,501 shares                         (2,810)     (198)
                                                 --------  --------
                                                 $749,898  $711,596
                                                 ========  ========
An analysis of the change in capital and earnings invested in the business is as follows:
                                               Common Stock       Earnings   Accumulated
                                                        Other     Invested      Other
                                              Stated   Paid-In     in the   Comprehensive   Treasury
                                             Capital   Capital    Business      Loss         Stock     Total
                                             -------   --------   --------    ----------    -------- ----------
                                                                    (Thousands of dollars)
Balance December 31, 2004                    $53,064   $658,730   $847,738     ($289,486)   ($198)   $1,269,848
Net Income                                                         165,400                              165,400
Foreign currency translation adjustment                                          (34,671)               (34,671)
Minimum pension liability adjustment                                               3,338                  3,338
Change in fair value of derivative financial
  instruments, net of reclassifications
  (net of income tax of $1,729)                                                    2,951                  2,951
                                                                                                      ---------
Total comprehensive income                                                                              137,018
Dividends  - $0.45 per share                                       (41,238)                             (41,238)
Tax benefit from exercise of stock options                4,352                                           4,352
Issuance of 2,038,805 shares from authorized
  and surrender of 92,248 shares to treasury
  related to stock option plans                          36,562                             (2,612)      33,950
                                             -------   --------   --------     ----------  --------  ----------
Balance September 30, 2005                  $53,064    $699,644   $971,900     ($317,868)  ($2,810)  $1,403,930
                                             =======   ========   ========     ==========  ========  ==========
The total comprehensive income for the three months ended September 30, 2005 and 2004 was $54,103 and $34,270, respectively.  Total comprehensive income for the nine months ended September 30, 2004 was $76,399.

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         10.
Continued
Note 7 -- Impairment and Restructuring Charges
Impairment and restructuring charges by segment are as follows:
                                           Auto    Industrial    Steel   Total
                                          ------  ------------  -------  ------
                                                (Thousands of dollars)
For the nine months ended Sept 30, 2005:
Severance expense and related benefits    $21,607      $   -      $ -   $21,607
Exit costs                                  2,800          -        -     2,800
                                          ------  ------------  -------  ------
  Total                                   $24,407      $   -      $ -   $24,407
                                          ======= ============  =======  ======
For the three months ended Sept 30, 2005:
Severance expense and related benefits    $21,651       $   -      $ -   $21,651
Exit costs                                  2,800           -        -     2,800
                                          ------- ------------  -------  -------
  Total                                   $24,451       $   -      $ -   $24,451
                                          ======= ============  =======  =======
For the nine months ended Sept 30, 2004:
Severance expense and related benefits    $1,554        $2,139     $13   $3,706
Exit costs                                    40           241      11      292
                                          ------  ------------  -------  ------
  Total                                   $1,594        $2,380     $24   $3,998
                                          ======  ============  =======  ======
For the three months ended Sept 30, 2004:
Severance expense and related benefits    $1,465        $1,330     $ -   $2,795
Exit costs                                    40           104       -      144
                                          ------  ------------  -------  ------
  Total                                   $1,505        $1,434     $ -   $2,939
                                          ======  ============  =======  ======

For both the three and nine months ended Sep 30, 2005, restructuring charges related primarily to severance and related benefit costs for associates and exit costs as result of the company's automotive restructuring.

For both the three and nine months ended Sep 30, 2004, restructuring charges related primarily to severance and related benefit costs for associates who exited the company as a result of the integration of Torrington.

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         11.
Continued
Note 7 -- Impairment and Restructuring Charges (continued)
The following is a rollforward of accrued severance and exit costs:
                                        (Thousands of dollars)
Balance at December 31, 2004              $ 4,116
Less: reversal of accruals not used           (44)
Less: payments                             (3,108)
Add:  provisions                           24,451
                                          --------
Balance at September 30, 2005             $25,415
                                          ========
During the third quarter of 2005, the company announced a global restructuring within its automotive segment to reduce fixed costs.
This restructuring is expected to take approximately two years to complete.  As a part of this announcement, the company will close its plant in Clinton, South Carolina, with production being phased out during the next two years.  In addition, the company is restructuring its automotive powertrain engineering resources, which includes creating a new worldwide powertrain engineering center of expertise at Clemson University's
International Center for Automotive Research (ICAR) in Greenville, South
Carolina.  These announced restructuring efforts, along with other future actions are targeted to deliver annual pretax savings of approximately $40 million, with expected net workforce reductions of approximately 400 to 500 positions and pretax restructuring costs of
$80 to $90 million.  During the third quarter, the company recorded approximately $21.6 million of severance and related benefit costs and
$2.8 million of exit costs. This included $7.8 million related to curtailment of pension and postretirement benefit plans.
In May 2004, the company announced a plan to begin closing its three bearing plants in Canton, Ohio within its industrial segment.  In June 2004, the company and the United Steelworkers of America (union) began the effects bargaining process.  In July 2004, the company and the union agreed to enter into early formal negotiations over the labor contract that expired on September 25, 2005 and covered approximately 2,700 associates at the company's steel and bearing plants in the Canton, Ohio area. On
September 15, 2005, the company reached a new four-year agreement with the union, which went into effect on September 26, 2005 when the prior contract expired.  As a result of the contract settlement, the company has refined its plans to rationalize the Canton bearing operations.  This initiative is expected to deliver annual pretax savings of approximately
$25 million through streamlining operations and workforce reductions, with costs of approximately $35 to $40 million over the next four years.  As of
September 30, 2005 the company had not recorded any restructuring charges related to the Canton bearing plants.

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
(CDSOA) and gain (loss) on the sale of non-strategic assets).
(Thousands of Dollars)                Nine Months Ended     Three Months Ended
                                      Sept 30    Sept 30    Sept 30    Sept 30
                                        2005       2004       2005       2004
Industrial Group                    ---------  ---------    --------   --------
 Net sales to external customers   $1,433,746 $1,261,274    $467,774  $ 413,589
 Intersegment sales                     1,461        983         435        416
 Depreciation and amortization         54,006     52,852      17,863     17,388
 EBIT, as adjusted                    158,072    130,277      47,444     45,200
Automotive Group
 Net sales to external customers   $1,254,173 $1,190,641    $407,959   $370,876
 Depreciation and amortization         62,415     58,619      21,156     19,101
 EBIT (loss), as adjusted             (12,357)    17,782      (6,040)    (7,148)
Steel Group
 Net sales to external customers   $1,199,432   $873,881    $382,400   $312,259
 Intersegment sales                   141,248    121,147      45,512     43,044
 Depreciation and amortization         44,344     45,445      14,047     15,090
 EBIT, as adjusted                    170,171     22,510      49,698     16,760
Reconciliation to Income Before Income Taxes:
 Total EBIT, as adjusted, for
   reportable segments               $315,886   $170,569    $ 91,102   $ 54,812
 Impairment and restructuring charges (24,407)    (3,998)    (24,451)    (2,939)
 Manufacturing rationalization/
   integration/reorganization expenses(11,666)   (20,119)     (3,807)    (7,497)
 CDSOA receipts, net of expenses           -       7,743          -          -
 Gain (loss) on sale of non-strategic
    assets                              2,535         -          (35)        -
 Adoption of FIN 46                        -        (948)         -          -
 Other                                    452       (719)         27       (719)
 Interest expense                     (39,376)   (35,941)    (12,842)   (12,631)
 Interest income                        2,219        766         874        308
 Intersegment adjustments              (4,382)    (2,395)     (2,170)    (3,168)
                                      -------    -------     -------    -------
 Income before income taxes          $241,261   $114,958    $ 48,698   $ 28,166
                                     ========   ========    ========   ========

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         13.
Continued
Note 9 - Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended
September 30, 2005 are as follows:
(Thousands of Dollars)            Balance                              Balance
                                  12/31/04   Acquisition    Other      9/30/05
                                 ---------   -----------   -------    ---------
Goodwill:
Industrial                       $ 187,621   $   1,479     $   (450)  $ 188,650
Automotive                           1,678           -         (128)      1,550
                                 ---------   ----------    --------   ---------
                                 $ 189,299   $   1,479     $   (578)  $ 190,200
                                 =========   ==========    ========   =========
The following table displays intangible assets as of September 30, 2005 and
December 31, 2004:
(Thousands of Dollars)                    As of September 30, 2005
                                     ----------------------------------
                                      Gross                       Net
                                     Carrying    Accumulated   Carrying
                                      Amount     Amortization   Amount
                                     --------    ------------  --------
Intangible assets subject to amortization:
Industrial                           $ 39,516    $    (8,988)  $ 30,527
Automotive                             63,552        (14,954)    48,599
Steel                                     885           (204)       681
                                     --------    ------------  --------
                                     $103,953    $   (24,146)  $ 79,807
                                     ========    ===========   ========
Intangible assets not subject to amortization:
Goodwill                             $190,200     $    -       $190,200
Intangible pension asset               92,895          -         92,895
Other                                   1,089          -          1,089
                                     --------     -----------  --------
                                     $284,184     $    -       $284,184
                                     ========     ===========  ========
Total Intangible Assets              $388,137     $   (24,146) $363,991
                                     ========     ===========  ========

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         14.
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
Continued
Note 9 - Goodwill and Other Intangible Assets (continued)
Amortization expense for intangible assets was approximately $2.5 million and
$7.1 million for the three and nine months ended September 30, 2005, respectively, and is estimated to be approximately $8.5 million annually for the next five fiscal years.
Note 10 - Equity Investments
The balances related to investments accounted for under the equity method are reported in other assets in the consolidated condensed balance sheets, which were approximately $26.7 million and $29.8 million at September 30, 2005 and
December 31, 2004, respectively.
Equity investments are reviewed for impairment when circumstances (such as lower than expected financial performance or change in strategic direction) indicate that the net book value of the investment may not be recoverable.  If an impairment does exist, the equity investment is written down to its fair value with a corresponding charge to the statement of income.
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
Except for PEL's indebtedness for which the company is a guarantor, PEL's creditors have no recourse to the general credit of the company.  The company is the guarantor of certain debt for PEL.  During 2003, the company recorded the aggregate amount outstanding at that time on the debt underlying these guarantees.  The amount outstanding at September 30, 2005 of PEL's debt guaranteed by the company is $23.0 million, which is reported as short-term debt on the consolidated condensed balance sheet.
Note 11 - Subsequent Events
On October 6, 2005, the company acquired Bearing Inspection, Inc., which provides bearing inspection and reconditioning services to the aerospace industry for approximately $40 million.  The financial results of the acquisition, which the company expects to be accretive, will be included in the company's 2005 consolidated results from the date of acquisition.  Pro Forma results of operations will not be presented because the effect of the acquisition is not expected to be material.

PART I. NOTES TO FINANCIAL STATEMENTS (Unaudited)                         16.
Continued
Note 12 - Retirement and Postretirement Benefit Plans
The following table sets forth the net periodic benefit cost for the company's retirement and postretirement benefit plans.  The amounts for the three and nine months ended September 30, 2005 are based on actuarial calculations prepared during 2005.  Consistent with prior years, these calculations will be updated later in the year.  These updated calculations may result in different net periodic benefit cost for 2005.  The net periodic benefit cost recorded for the three and nine months ended September 30, 2005 is the company's best estimate of each period's proportionate share of the amounts to be recorded for the year ended December 31, 2005.
                                 Pension                   Postretirement
                            -------------------         --------------------
                             Nine Months Ended           Nine Months Ended
                              Sept 30   Sept 30           Sept 30   Sept 30
                               2005      2004              2005      2004
                            ---------  ---------         --------   --------
                                         (Thousands of dollars)
Service cost                $  31,901  $ 29,402          $  4,125    $ 4,313
Interest cost                 114,960   109,171            34,385     36,959
Expected return on
  plan assets                (115,587) (109,324)                -         -
Amortization of prior
  service cost                 10,445    11,338            (3,335)    (3,512)
Recognized net
  actuarial loss               36,474    24,876            12,206     13,221
Curtailment loss                  900        -              7,840         -
Amortization of
  transition asset                (86)      (81)                -         -
                            ---------  ---------         --------   --------
 Net periodic benefit cost  $  79,007  $ 65,382          $ 55,221    $50,981
                            =========  =========         ========   ========
                                Pension                   Postretirement
                            -------------------         --------------------
                              Three Months Ended            Three Months Ended
                              Sept 30    Sept 30          Sept 30   Sept 30
                               2005      2004              2005      2004
                            ---------  ---------         --------   --------
                                         (Thousands of dollars)
Service cost                $ 10,633   $  8,024          $   1,385    $   627
Interest cost                 38,320     36,817             11,677     11,915
Expected return on
  plan assets                (38,528)   (36,700)                 -          -
Amortization of prior
  service cost                 3,481      3,514               (802)      (928)
Recognized net
  actuarial loss              12,157      9,588              4,068      4,645
Curtailment loss                 698          -              7,088         -
Amortization of
  transition asset               (29)       (27)                -          -
                            ---------  ---------          --------   --------
 Net periodic benefit cost  $ 26,732   $ 21,216           $ 23,416    $16,259
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
Financial Overview:
For the three months ended September 30, 2005, the Timken Company reported net sales of approximately $1.3 billion, an increase of approximately 15 percent from the third quarter of 2004.  Sales were higher across all three business segments.  For the three months ended September 30, 2005, earnings per diluted share were $0.43, compared to $0.19 per diluted share for the third quarter of
2004.
For the nine months ended September 30, 2005, net sales were approximately
$3.9 billion, an increase of approximately 17 percent from the same period last year.  For the nine months ended September 30, 2005, earnings per diluted share were $1.79, compared to $0.79 for the same period last year.
The company benefited from continued strength in global industrial markets, leading to improved performance in the Industrial and Steel Groups.  The Auto-
motive Group's results were negatively impacted by the impact of currency, the impact of a Chapter 11 bankruptcy filing by Delphi Corporation and high raw material costs.
Demand in the Industrial Group's segments continued to be strong with the largest increases in industrial distribution and rail.  Profitability improved due to increased volume, improved pricing and favorable mix.
The Automotive Group's net sales increased from the same period last year due to improved pricing and increased demand for heavy truck products.  While the
Automotive Group's profitability was positively impacted by improved volume and pricing, it was more than offset by the impact of currency, the impact of
Delphi's Chapter 11 filing and high raw material costs.
The Steel Group benefited from strong performance in both its alloy steel and specialty steel businesses.  The increase in the Steel Group's net sales over

                                                                          18.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
last year reflected strong demand from industrial customers as well as price increases and surcharges.  The strongest market sectors were industrial, aero-
space and energy.  The Steel Group's improved profitability reflects increased volume, price increases, surcharges to recover high raw material costs, improved mix and continued high labor productivity.
THE STATEMENT OF INCOME
------------------------
Unless otherwise stated below, comments regarding the three months ended
September 30, 2005 apply also to the nine months ended September 30, 2005 and comments regarding the three months ended September 30, 2004 apply also to the nine months ended September 30, 2004.
Overview:
                                     3Q 2005      3Q 2004   $ Change   % Change
                                     -------      -------   --------   --------
(Dollars in millions, except earnings per share)
Net sales                           $1,258.1     $1,096.7    $161.4      14.7%
Net income                          $   39.8     $   17.5    $ 22.3     127.4%
Earnings per share - diluted        $   0.43     $   0.19    $ 0.24     126.3%
Average number of shares
  - diluted                       92,821,344   91,058,739         -       1.9%
                                    YTD 2005     YTD 2004   $ Change   % Change
                                    --------     --------   --------   --------
(Dollars in millions, except earnings per share)
Net sales                           $3,887.4     $3,325.8    $561.6      16.9%
Net income                          $  165.4     $   71.3    $ 94.1     132.0%
Earnings per share - diluted        $   1.79     $   0.79    $ 1.00     126.6%
Average number of shares
  - diluted                       92,181,013   90,579,359         -       1.8%
Sales by Segment:
                                      3Q 2005   3Q 2004   $ Change    % Change
                                      -------   -------   ---------   --------
(Dollars in millions and exclude intersegment sales)
Industrial Group                     $  467.8   $  413.6     $ 54.2      13.1%
Automotive Group                        407.9      370.9       37.0      10.0%
Steel Group                             382.4      312.2       70.2      22.5%
                                     --------   --------   ---------    -------
  Total company                      $1,258.1   $1,096.7     $161.4      14.7%
                                     ========   ========   =========    =======
                                     YTD 2005   YTD 2004   $ Change    % Change
                                     --------   --------   ---------   --------
(Dollars in millions and exclude intersegment sales)
Industrial Group                     $1,433.8   $1,261.3     $172.5      13.7%
Automotive Group                      1,254.2    1,190.6       63.6       5.3%
Steel Group                           1,199.4      873.9      325.5      37.2%
                                     --------   --------   ---------    -------
  Total company                      $3,887.4   $3,325.8     $561.6      16.9%
                                     ========   ========   =========    =======
The Industrial Group's net sales increased due to stronger demand in most end markets, especially industrial distribution and rail. The Automotive Group's net

                                                                          19.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
sales increased from the same period last year due to improved pricing and increased demand for heavy truck products.  The increase in the Steel Group's net sales over last year was primarily due to price increases, surcharges to recover high raw material costs and volume.  The strongest market sectors for the Steel Group were industrial, aerospace and energy.
Gross Profit:
                                      3Q 2005   3Q 2004   $ Change    % Change
                                      -------   -------   ---------   --------
(Dollars in millions)
Gross profit                           $252.4    $184.0       $68.4      37.2%
Gross profit % to net sales              20.1%     16.8%          -       3.3%
Manufacturing rationalization /
  integration / reorganization
  charges included in cost of
  products sold                        $  3.0    $  1.0       $ 2.0     200.0%
                                      YTD 2005  YTD 2004   $ Change    % Change
                                      --------  --------   ---------   --------
(Dollars in millions)
Gross profit                           $801.1    $592.2      $208.9      35.3%
Gross profit % to net sales              20.6%     17.8%          -       2.8%
Manufacturing rationalization /
  integration / reorganization
  charges included in cost of
  products sold                        $ 10.2    $  3.4       $ 6.8     200.0%
Gross profit benefited from price increases and surcharges, favorable sales volume and mix.  However, gross profit continued to be negatively impacted by higher raw material costs, although the company recovered a significant portion through price increases and surcharges.
In 2005, manufacturing rationalization/integration/reorganization charges related to the start of the rationalization of the company's Canton, Ohio bearing facilities and integration/reorganization costs for certain facilities acquired as part of the Torrington acquisition in February 2003. In 2004, manu-
facturing rationalization/integration/reorganization charges related primarily to expenses associated with the integration of Torrington.
Selling, Administrative and General Expenses:
                                      3Q 2005   3Q 2004   $ Change    % Change
                                      -------   -------   ---------   --------
(Dollars in millions)
Selling, administrative and
  general expenses                     $163.0    $135.0       $28.0      20.7%
Selling, administrative and
  general expenses % to net sales        13.0%     12.3%          -       0.7%
Manufacturing rationalization /
  integration / reorganization
  charges included in selling,
  administrative and general expenses  $  0.8    $  6.5       $(5.7)    (87.7)%

                                                                          20.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
                                      YTD 2005   YTD 2004   $ Change    % Change
                                      --------   --------   ---------   --------
(Dollars in millions)
Selling, administrative and
  general expenses                     $488.8    $425.1      $ 63.7      15.0%
Selling, administrative and
  general expenses % to net sales        12.6%     12.8%          -      (0.2)%
Manufacturing rationalization /
  integration / reorganization
  charges included in selling,
  administrative and general expenses  $  1.5    $ 16.7      $(15.2)    (91.0)%
The increase in selling, administrative and general expenses in 2005, compared to last year was due primarily to higher accruals for performance-based compen-
sation and costs for growth initiatives, partially offset by lower manufacturing rationalization/integration/reorganization charges.  The decrease between year-
to-date periods in the percentage of selling, administrative and general expenses to net sales was primarily the result of the company's ability to leverage expenses on higher sales.
In 2005, the manufacturing rationalization/integration/reorganization charges primarily related to the rationalization of the company's Canton, Ohio bearing facilities.  In 2004, the manufacturing rationalization/integration/
reorganization charges related primarily to expenses associated with the integration of Torrington, primarily for information technology and purchasing initiatives.
Impairment and Restructuring Charges:
                                      3Q 2005   3Q 2004   $ Change
                                      -------   -------   --------
(Dollars in millions)
Severance and related benefit costs   $21.7      $ 2.8     $18.9
Exit costs                              2.8        0.1       2.7
                                      -------   -------   --------
  Total                               $24.5      $ 2.9     $21.6
                                      =======   =======   ========
                                      YTD 2005   YTD 2004   $ Change
                                      --------   --------   --------
 (Dollars in millions)
Severance and related benefit costs   $21.6      $ 3.7      $17.9
Exit costs                              2.8        0.3        2.5
                                      --------   --------   --------
  Total                               $24.4      $ 4.0      $20.4
                                      ========   ========   ========
During the third quarter of 2005, the company announced a global restructuring within its automotive segment to reduce fixed costs.  This restructuring is expected to take approximately two years to complete.  As a part of this announcement, the company will close its plant in Clinton, South Carolina, with production being phased out during the next two years.  In addition, the company is restructuring its automotive powertrain engineering resources, which includes creating a new worldwide powertrain engineering center of expertise at
Clemson University's International Center for Automotive Research (ICAR) in
Greenville, South Carolina.  These announced restructuring efforts, along with other future actions are targeted to deliver annual pretax savings of

                                                                          21.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
approximately $40 million, with expected net workforce reductions of approximately 400 to 500 positions and pretax restructuring costs of
$80 to $90 million.  During the third quarter, the company recorded approximately $21.7 million of severance and related benefit costs and
$2.8 million of exit costs related to the announcement.  This included
$7.8 million related to curtailment of pension and postretirement benefit plans.
In 2004, restructuring charges related primarily to severance and related benefit costs for associates who exited the company as a result of the integration of Torrington.
In May 2004, the company announced a plan to begin closing its three bearing plants in Canton, Ohio within its industrial segment.  In June 2004, the company and the United Steelworkers of America (union) began the effects bargaining process.  In July 2004, the company and the union agreed to enter into early formal negotiations over the labor contract that expired on
September 25, 2005 and covered approximately 2,700 associates at the company's steel and bearing plants in the Canton, Ohio area. On September 15, 2005, the company reached a new four-year agreement with the union, which went into effect
September 26, 2005 when the prior contract expired.  As a result of the contract settlement, the company has refined its plans to rationalize the Canton bearing operations.  This initiative is expected to deliver annual pretax savings of approximately $25 million through streamlining operations and workforce reductions, with costs of approximately $35 to $40 million over the next four years.  As of September 30, 2005 the company had not recorded any restructuring charges related to the Canton bearing plants.
Interest Expense and Income:
                                      3Q 2005   3Q 2004   $ Change
                                      -------   -------   ---------
(Dollars in millions)
Interest expense                        $12.8     $12.6       $0.2
Interest income                         $ 0.9     $ 0.3       $0.6
                                      YTD 2005   YTD 2004   $ Change
                                      --------   --------   ---------
(Dollars in millions)
Interest expense                        $39.4     $35.9       $3.5
Interest income                         $ 2.2     $ 0.8       $1.4
Interest expense for 2005 increased compared to last year due to higher effective interest rates and higher average debt outstanding.
Other Income and Expense:
                                      3Q 2005    3Q 2004    $ Change
                                      --------  ---------   ---------
(Dollars in millions)
Other expense                          $(4.3)     $(5.6)     $  1.3
                                      YTD 2005   YTD 2004    $ Change
                                      --------  ---------   ---------
(Dollars in millions)
CDSOA receipts, net of expenses        $    -    $  7.7      $ (7.7)
Other expense                            (9.4)    (20.6)       11.2
                                      --------   -------   ---------
  Total                                $ (9.4)   $(12.9)     $  3.5
                                      ========   =======   =========

                                                                          22.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
For the three months ended September 30, 2005, other expense included losses on the disposal of assets, losses from equity investments, donations, minority interests, and foreign currency exchange gains.  For the three months ended
September 30, 2004, other expense included losses on the disposal of assets and foreign currency exchange gains.  The decrease in other expense for the three months ended September 30, 2005, compared to the same period of 2004, was due primarily to a gain on the sale of non-strategic assets in 2005 and foreign currency gains in 2005 offset by increased losses from equity investments.
For the nine months ended September 30, 2005, other expense included losses on the disposal of assets, losses from equity investments, donations, minority interests and foreign currency exchange losses.  For the nine months ended
September 30, 2004, other expense included losses from equity investments, losses on the disposal of assets and foreign currency exchange losses.  Other expense for the nine months ended September 30, 2004 also included the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 46,
"Consolidation of Variable Interest Entities, an interpretation of Accounting
Research Bulletin No. 51" (FIN 46).  The decrease in other expense for the nine months ended September 30, 2005, compared to the same period of 2004 was due primarily to lower losses from equity investments in 2005, a gain on the sale of non-strategic assets in 2005, lower foreign currency exchange losses in 2005, lower losses on the disposals of assets in 2005 and the adoption of FIN 46 in
2004, partially offset by higher donations in 2005.
U.S. Continued Dumping and Subsidy Offset Act (CDSOA) receipts are reported net of applicable expenses.  CDSOA provides for distribution of monies collected by
U.S. Customs from antidumping cases to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and people.  The $7.7 million received in the first quarter of 2004 related to
Torrington's bearing business.  Pursuant to the terms of the agreement under which the company purchased Torrington, Timken delivered to the seller of the
Torrington business 80% of the CDSOA payments received in 2004 for Torrington's bearing business.  Timken is under no further obligation to transfer any CDSOA payments to the seller of the Torrington business.  In September 2002, the
World Trade Organization (WTO) ruled that such payments are inconsistent with international trade rules.  The U.S. Trade Representative appealed this ruling, but the WTO upheld the ruling on January 16, 2003.  Although CDSOA continues to be in effect in the United States at this time, there is proposed legislation that could impact the company's ability to receive CDSOA payments in 2005 and beyond.  The company cannot predict whether it will receive any payments under
CDSOA in 2005 or, if so, in what amount.  If the company does receive payments under CDSOA in 2005, they will likely be received in the fourth quarter.
Income Tax Expense:
                                      3Q 2005   3Q 2004   $ Change    % Change
                                      -------   -------   ---------   --------
(Dollars in millions)
Income tax expense                     $ 8.9     $10.7     $(1.8)      (16.8)%
Effective tax rate                      18.2%     38.0%        -       (19.8)%
                                      YTD 2005   YTD 2004   $ Change    % Change
                                      --------   --------   ---------   --------
(Dollars in millions)
Income tax expense                      $75.9     $43.7       $32.2       73.7%
Effective tax rate                       31.4%     38.0%          -       (6.6)%

                                                                          23.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
For the quarter ended September 30, 2005, the effective tax rate was less than the U.S. statutory tax rate due primarily to the recognition of additional U.S.
tax benefits on export sales for the years 2003 through 2005 and the elimination of a valuation allowance on certain foreign deferred tax assets because of improved profitability in the affected jurisdiction.
For the first nine months of 2005, the effective tax rate was less than the
U.S. statutory tax rate due primarily to beneficial foreign tax rates, tax holidays and other U.S. tax benefits, including export tax incentives.  These benefits were offset partially by losses at certain foreign operations that were not available to reduce overall tax expense, taxes paid to U.S. state and local jurisdictions and tax on foreign remittances.
For the first nine months of 2004, the effective tax rate exceeded the U.S.
statutory tax rate as a result of losses at certain foreign operations that were not available to reduce overall tax expense, taxes paid to U.S. state and local jurisdictions and tax on foreign remittances.  These unfavorable items were offset partially by beneficial foreign tax rates, tax holidays and other U.S. tax benefits.
The effective tax rate for the first nine months of 2005 decreased from the same period in 2004 due primarily to increased benefits from export tax incentives in the
U.S., improved performance in certain foreign subsidiaries that reduced the amount of foreign losses without tax benefit and increased income in jurisdictions with lower foreign tax rates.
On October 22, 2004, the President signed the American Jobs Creation Act of 2004
(the "Act").  The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from foreign subsidiaries.  The deduction is subject to a number of limitations and the Internal Revenue Service
(IRS) issued guidance related to the domestic reinvestment plans on January 13,
2005 and May 10, 2005.  However, uncertainty remains on other provisions of the
Act.  As of September 30, 2005, the company estimates that it may repatriate up to an additional $120 million, which could result in an estimated tax liability of approximately $8 million.
Business Segments:
The primary measurement used by management to measure the financial performance of each Group is adjusted EBIT (earnings before interest and taxes, excluding the effect of amounts related to certain items that management considers not representative of ongoing operations such as impairment and restructuring, manu-
facturing rationalization/integration/reorganization costs, allocated receipts received under the CDSOA and gain on the sale of non-strategic assets).  Refer to Note 8 - Segment Information in the notes to the consolidated condensed financial statements for the reconciliation of adjusted EBIT by Group to consolidated income before income taxes.

                                                                          24.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
Industrial Group:
                                      3Q 2005   3Q 2004   $ Change    % Change
                                      -------   -------   ---------   --------
(Dollars in millions)
Net sales, including intersegment
  sales                                $468.2     $414.0     $54.2       13.1%
Adjusted EBIT                          $ 47.4     $ 45.2     $ 2.2        4.9%
Adjusted EBIT margin                     10.1%      10.9%        -       (0.8)%
                                      YTD 2005   YTD 2004   $ Change    % Change
                                      --------   --------   ---------   --------
(Dollars in millions)
Net sales, including intersegment
  sales                               $1,435.2   $1,262.3     $172.9      13.7%
Adjusted EBIT                         $  158.1   $  130.3     $ 27.8      21.3%
Adjusted EBIT margin                      11.0%      10.3%         -       0.7%
Sales by the Industrial Group include global sales of bearings and other products and services (other than steel) to a diverse customer base, including:
industrial equipment; construction and agriculture; rail; and aerospace and defense customers.  The Industrial Group also includes aftermarket distribution operations, including automotive applications, for products other than steel.
The Industrial Group's net sales increased due to stronger demand in end markets, with the largest increases in industrial distribution and rail.
Profitability improved due to increased volume, improved pricing and favorable mix.  The Industrial Group continues to focus on improving capacity utilization, product availability and customer service in response to strong industrial demand.  During the quarter, operations were expanded in Wuxi, China to serve industrial customers with spherical bearings.  The capacity at two large-bore bearings operations located in Ploiesti, Romania and Asheboro, North
Carolina has been increased.  The company expects the Industrial Group to benefit from continued strength in global industrial markets.
  Automotive Group:
                                      3Q 2005   3Q 2004   $ Change    % Change
                                      -------   -------   ---------   --------
 (Dollars in millions)
Net sales, including intersegment
  sales                                $407.9    $370.9     $ 37.0       10.0%
Adjusted EBIT (loss)                   $ (6.0)   $ (7.1)    $  1.1          -
Adjusted EBIT (loss) margin              (1.5)%    (1.9)%        -        0.4%
                                      YTD 2005   YTD 2004   $ Change    % Change
                                      --------   --------   ---------   --------
 (Dollars in millions)
Net sales, including intersegment
  sales                               $1,254.2   $1,190.6     $ 63.6        5.3%
Adjusted EBIT (loss)                  $  (12.4)  $   17.8     $(30.2)         -
Adjusted EBIT (loss) margin               (1.0)%      1.5%         -       (2.5)%
The Automotive Group includes sales of bearings and other products and services
(other than steel) to automotive original equipment manufacturers and their suppliers.  The Automotive Group's net sales increased due to improved pricing and increased demand for heavy truck products.  While the Automotive Group's profitability was positively impacted by improved volume and pricing, it was

                                                                          25.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
more than offset by the impact of currency, Delphi's Chapter 11 filing and high raw material costs.  The Automotive Group continues to make progress in its ability to recover higher raw material costs through price increases.  During the third quarter, the Automotive Group announced restructuring plans, including closing of facilities, workforce reductions and combining and relocating engineering resources.  The restructuring initiative is targeted to deliver annual savings of approximately $40 million, with restructuring costs of approx-
imately $80 to $90 million over two years. The Automotive Group's adjusted EBIT will exclude these restructuring costs as it is not representative of ongoing operations.  The company expects to see improvement in the Automotive Group, despite the challenging environment in the North American automotive industry.
  Steel Group:
                                      3Q 2005   3Q 2004   $ Change    % Change
                                      -------   -------   ---------   --------
(Dollars in millions)
Net sales, including intersegment
  sales                                $427.9    $355.3      $ 72.6      20.4%
Adjusted EBIT                          $ 49.7    $ 16.8      $ 32.9     195.8%
Adjusted EBIT margin                     11.6%      4.7%          -       6.9%
                                      YTD 2005   YTD 2004   $ Change    % Change
                                      --------   --------   ---------   --------
(Dollars in millions)
Net sales, including intersegment
  sales                               $1,340.7    $995.0     $345.7      34.7%
Adjusted EBIT                         $  170.2    $ 22.5     $147.7     656.4%
Adjusted EBIT margin                     12.7%      2.3%          -      10.4%
The Steel Group's products include steels of intermediate alloy, low alloy and carbon grades in both solid and tubular sections, as well as custom-made steel products, for both industrial and automotive applications, including bearings.
The increase in the Steel Group's net sales over last year was due to price increases, surcharges to recover high raw material costs and volume.  The strongest market sectors for the Steel Group were industrial, aerospace and energy.  The Steel Group's improved profitability reflects price increases and surcharges to recover high raw material costs, improved volume and mix, as well as, continued high labor productivity.  The Steel Group's profitability for the nine months ended September 30, 2004 was negatively impacted by approximately
$7.2 million as a result of the unplanned shutdown of the Faircrest steel plant that occurred in the second quarter.  During the third quarter of 2004, the company incurred clean-up costs of $2.5 million, which were more than offset by a reimbursement of $3.0 million received from the company's insurer.  During the nine months ended September 30, 2005, the Steel Group's results benefited from raw material surcharges in excess of costs.  For the remainder of 2005, the company expects the Steel Group to benefit from continued strength in global industrial markets.  The company expects profitability for the Steel Group in the fourth quarter to decline due to seasonality.  Operating rates should return to historically high levels in the first quarter of 2006 as the industrial market continues to show broad-based strength.
THE BALANCE SHEET
-----------------
Total assets as shown on the consolidated condensed balance sheet at
September 30, 2005 increased by $193.8 million from December 31, 2004.  This increase was due primarily to increased accounts receivable and inventory to support higher sales.

                                                                          26.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
Current Assets:
                                   09/30/05   12/31/04    $ Change    % Change
                                   --------   --------    --------    --------
(Dollars in millions)
Cash and cash equivalents          $   63.1   $   51.0      $ 12.1       23.7%
Accounts receivable, net              791.7      717.4        74.3       10.4%
Deferred income taxes                  94.8       90.1         4.7        5.2%
Inventories                         1,005.0      874.8       130.2       14.9%
                                   --------   --------    --------    --------
  Total current assets             $1,954.6   $1,733.3      $221.3       12.8%
                                   ========   ========    ========    ========
The increase in cash and cash equivalents was partially due to accumulated cash at certain debt-free foreign subsidiaries.  The increase in accounts receivable was due primarily to sales being higher in the third quarter of 2005 compared to the fourth quarter of 2004, partially offset by the impact of foreign currency translation.  The increase in inventories was due primarily to higher volume and increased raw material costs, partially offset by the impact of foreign currency translation.
Property, Plant and Equipment - Net:
                                   09/30/05   12/31/04    $ Change    % Change
                                   --------   --------    --------    ---------
(Dollars in millions)
Property, plant and equipment
  - cost                           $3,594.7   $3,622.6      $(27.9)      (0.8)%
Less: allowances for depreciation  (2,078.4)  (2,039.2)      (39.2)      (1.9)%
                                   --------   --------    --------    ---------
Property, plant and equipment
   - net                           $1,516.3   $1,583.4      $(67.1)      (4.2)%
                                   ========   ========    ========    =========
The decrease in property, plant and equipment - net was due primarily to depreciation expense in excess of capital expenditures and the impact of foreign currency translation.
Other Assets:
                                   09/30/05   12/31/04    $ Change    % Change
                                   --------   --------    --------    ---------
(Dollars in millions)
Goodwill                             $190.2     $189.3       $ 0.9         0.5%
Other intangible assets               173.8      179.0        (5.2)       (2.9)%
Deferred income taxes                  87.2       76.8        10.4        13.5%
Other assets                          185.7      152.3        33.4        21.9%
                                   --------   --------    --------    ---------
  Total other assets                 $636.9     $597.4       $39.5         6.6%
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

                                                                          27.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
Current Liabilities:
                                   09/30/05   12/31/04    $ Change    % Change
                                   --------   --------    --------    ---------
(Dollars in millions)
Short-term debt and current
  portion of long-term debt        $  269.4   $  158.7     $ 110.7        69.8%
Accounts payable and other
  liabilities                         514.3      504.6         9.7         1.9%
Accrued expenses                      503.2      353.6       149.6        42.3%
                                   --------   --------    --------    ---------
  Total current liabilities        $1,286.9   $1,016.9     $ 270.0        26.6%
                                   ========   ========    ========    =========
The increase in short-term debt and current portion of long-term debt was due primarily to the reclassification of long-term debt to current, which will mature within the next twelve months, and additional borrowings, mainly under the company's asset securitization facility, as a result of seasonal working capital requirements and cash contributions to its U.S.-based pension plans.
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
expense.
Non-Current Liabilities:
                                   09/30/05   12/31/04    $ Change    % Change
                                   --------   --------    --------    ---------
(Dollars in millions)
Long-term debt                    $   533.2  $   620.6      $(87.4)      (14.1)%
Accrued pension cost                  325.0      468.6      (143.6)      (30.6)%
Accrued postretirement benefits
  cost                                504.4      490.4        14.0         2.9%
Other non-current liabilities          54.4       47.7         6.7        14.0%
                                   --------   --------    --------    ---------
  Total non-current liabilities    $1,417.0   $1,627.3     $(210.3)      (12.9)%
                                   ========   ========    ========    =========
The decrease in long-term debt related primarily to payments on the company's senior credit facility and the reclassification from long-term to current for debt maturing within the next twelve months.  The decrease in accrued pension cost was due primarily to contributions to the company's U.S.-based pension plans during the nine months ended September 30, 2005 and the reclassification to the current portion of accrued pension cost, partially offset by current year accruals for pension expense.
Shareholders' Equity:
                                   09/30/05   12/31/04    $ Change    % Change
                                   --------   --------    --------    ---------
(Dollars in millions)
Common stock                      $   749.9   $  711.6      $ 38.3         5.4%
Earnings invested in the business     971.9      847.7       124.2        14.7%
Accumulated other comprehensive
  loss                               (317.9)    (289.5)      (28.4)       (9.8)%
                                   --------   --------    --------    ---------
  Total shareholders' equity       $1,403.9   $1,269.8      $134.1        10.6%
                                   ========   ========    ========    =========

                                                                          28.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
The increase in common stock was due primarily to stock option exercises by employees and the related income tax benefits.  Earnings invested in the business were increased by net income and reduced by dividends declared.  The increase in accumulated other comprehensive loss was due primarily to foreign currency translation and the strengthening of the U.S. dollar relative to other currencies.  For discussion regarding the impact of foreign currency trans-
lation, refer to "Foreign Currency" in the Other Information section below.
                                           -----------------
CASH FLOWS
-----------
                                 YTD 2005     YTD 2004     $ Change
                                 --------    ---------    ---------
(Dollars in millions)
Net cash provided (used) by
  operating activities             $105.7     $ (26.1)     $ 131.8
Net cash used by investing
  activities                       (116.7)     (105.8)       (10.9)
Net cash provided by
  financing activities               27.9       152.0       (124.1)
Effect of exchange rate
  changes on cash                    (4.8)        4.1         (8.9)
                                 --------    ---------    ---------
Increase in cash and
  cash equivalents                 $ 12.1     $  24.2            -
                                 ========     ========    =========
The increase in net cash provided by operating activities of $105.7 million was primarily the result of higher net income of $165.4 million, adjusted for non-
cash items of $156.6 million in the nine months ended September 30, 2005, compared to net income of $71.3 million, adjusted for non-cash items of
$163.1 million in the same period of 2004.  The non-cash items include depreciation and amortization expense, gain or loss on disposals of assets, deferred income tax provision and amortization of restricted share awards.  For the nine months ended September 30, 2005, net cash provided by operating activities was negatively impacted by accounts receivable and inventory for increased sales volume, compared to the nine months ended September 30, 2004.
Accounts receivable was a use of cash of $110.3 million for the nine months ended September 30, 2005, compared to a use of cash of $121.3 million in the same period of 2004.  For the nine months ended September 30, 2005, inventory was a use of cash of $162.1 million, compared to a use of cash of $91.7 million in the same period of 2004.  Excluding cash contributions to the company's U.S.-
based pension plans, accounts payable and accrued expenses was a source of cash of $204.2 million in the nine months ended September 30, 2005, compared to a source of cash of $135.0 million in the same period of 2004.  The company made cash contributions to its U.S.-based pension plans in the nine months ended
September 30, 2005 of $125.0 million, compared to $185.0 million in the same period of 2004.
The increase in net cash used by investing activities was due primarily to higher capital expenditures in the nine months ended September 30, 2005, compared to the same period of 2004, partially offset by the net cash proceeds from the sale of the Industrial Group's Linear Motion Systems business.
The decrease in cash provided by financing activities was due primarily to lower net borrowings on credit facilities in the nine months ended September 30, 2005, compared to the same period of 2004.

                                                                          29.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Total debt was $802.6 million at September 30, 2005, compared to $779.3 million at December 31, 2004.  Net debt was $739.5 million at September 30, 2005, compared to $728.4 million at December 31, 2004.  The net debt to capital ratio was 34.5% at September 30, 2005, compared to 36.5% at December 31, 2004. The company expects that any cash requirements in excess of cash generated from operating activities will be met by the availability under the accounts receivable securitization facility and the revolving credit facility.  The company expects to continue to reduce its debt levels and leverage during the fourth quarter of 2005.  In addition, the company believes it has sufficient liquidity to meet its obligations in the immediate future.
Reconciliation of Total Debt to Net Debt and the Ratio of Net Debt to Capital:*
        Net debt:
                                     09/30/05      12/31/04
                                     --------     ---------
(Dollars in millions)
Short-term debt and current
portion of long-term debt              $269.4        $158.7
Long-term debt                          533.2         620.6
                                     --------     ---------
   Total debt                           802.6         779.3
Less: cash and cash equivalents         (63.1)        (50.9)
                                     --------     ---------
   Net debt                            $739.5        $728.4
                                     ========     =========
        Ratio of net debt to capital:
                                        09/30/05      12/31/04
                                        --------     ---------
(Dollars in millions)
Net debt                               $   739.5     $   728.4
Shareholders' equity                     1,403.9       1,269.8
                                        --------     ---------
   Net debt + shareholders'
     equity (capital)                  $ 2,143.4     $ 1,998.2
                                        ========     =========
Ratio of net debt to capital (leverage)     34.5%         36.5%
                                        ========     =========
*  The company presents net debt because it believes net debt is more representative of the company's indicative financial position due to a temporary increase in cash and cash equivalents.  This information is provided as additional information concerning the company's financial position.
On June 30, 2005, the company entered into a $500 million Amended and Restated
Credit Agreement (Credit Agreement) that replaced the company's previous credit agreement dated as of December 31, 2002.  The Credit Agreement matures on
September 30, 2010 and is a $500 million revolving credit facility.  Under this credit facility, the company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio.  At September 30,
2005, the company was in compliance with the covenants under its revolving credit facility and its other debt agreements.

                                                                          30.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
At September 30, 2005, the company had outstanding letters of credit totaling
$77.1 million and no borrowings under the $500 million revolving credit facility, which reduced the availability under that facility to $422.9 million.
Also, at September 30, 2005, the company had outstanding borrowings of
$78.5 million under the $125 million accounts receivable securitization facility, which reduced the availability under that facility to $46.5 million.
The company's contractual debt obligations and contractual commitments outstanding as of September 30, 2005 are as follows:
                            Payments Due by Period  (in millions)
                          Total   Less than       1-3      3-5    More than
                                    1 Year       Years    Years    5 Years
                         ------   ---------    -------   ------   ----------
Contractual Obligations:
Long-term debt           $608.7      $ 75.5     $ 46.8   $250.4       $236.0
Short-term debt           193.9       193.9          -        -            -
Operating Leases           95.2        18.6       29.4     14.0         33.2
Supply Agreement            3.5         3.5          -        -            -
                         ------   ---------    -------   ------   ----------
  Total                  $901.3      $291.5     $ 76.2   $264.4       $269.2
                         ======   =========    =======   ======   ==========
The company expects to make cash contributions of $131.0 million to its global defined benefit plans in 2005.  Also, the company expects its postretirement benefit payments will total $59.7 million in 2005.  Refer to Note 13 to the company's consolidated financial statements in the company's Annual Report on
Form 10-K for the year ended December 31, 2004.  In connection with the sale of the company's Ashland tooling plant in 2002, the company entered into a
$25.9 million four-year supply agreement pursuant to which the company purchases tooling, which expires on September 30, 2006.  As of September 30, 2005, the
weighted average maturity date and interest rate of the company's total debt were 8.3 years and 5.42%, respectively.
During the first nine months of 2005, the company did not purchase any shares of its common stock as authorized under the company's 2000 common stock purchase plan.  This plan authorizes the company to buy in the open market or in privately negotiated transactions up to four million shares of common stock, which are to be held as treasury shares and used for specified purposes.  The company may exercise this authorization until December 31, 2006.  The company does not expect to be active in repurchasing its shares under this plan in the near-term.
The company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.

                                                                          31.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
OTHER INFORMATION
------------------
Foreign Currency:
Assets and liabilities of subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the quarter.  Related translation adjustments are reflected as a separate component of accumulated other comprehensive loss.  Foreign currency gains and losses resulting from trans-
actions are included in the consolidated results of operations.
Foreign currency exchange gains included in the company's operating results for the three months ended September 30, 2005 totaled $1.5 million, compared to gains of $0.5 million during the three months ended September 30, 2004.  Foreign currency exchange gains included in the company's operating results for the nine months ended September 30, 2005 totaled $6.2 million, compared to losses of
$1.2 million during the nine months ended September 30, 2004.  For the three months ended September 30, 2005, the company recorded a positive non-cash foreign currency translation adjustment of $14.0 million that increased share-
holders' equity, compared to a positive non-cash foreign currency translation adjustment of $17.0 million that increased shareholders' equity in the three months ended September 30, 2004. For the nine months ended September 30, 2005, the company recorded a negative non-cash foreign currency translation adjustment of $34.7 million that decreased shareholders' equity, compared to a positive non-cash foreign currency translation adjustment of $3.5 million that increased shareholders' equity in the nine months ended September 30, 2004.  The nine months ended September 30, 2005 were negatively impacted by the effect of currency exchange rates, primarily the weakening of the Euro, Polish Zloty,
Romanian Leu and South African Rand relative to the U.S. Dollar, compared to
December 31, 2004.
Recent Accounting Pronouncements:
In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB 43, Chapter 4."  SFAS No. 151 requires certain inventory costs to be recognized as current period expenses.  SFAS No. 151 also provides guidance for the allocation of fixed production costs.  This standard is effective for inventory costs incurred during fiscal years beginning after September 15, 2005.
Accordingly, the company will adopt this standard in 2006.  The company has determined that SFAS No. 151 will not have a material impact on its results of operations, cash flows or financial position.
In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment."  SFAS
No. 123R is a revision of SFAS No. 123, "Accounting for Stock-Based
Compensation," which supersedes Accounting Principles Board (APB) Opinion
No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95,
"Statement of Cash Flows."  Generally, the approach to accounting for share-
based payments in SFAS No. 123R is similar to the approach described in SFAS
No. 123.  However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statement of income based on their fair values.  Pro forma disclosure is no longer an alternative.  In April 2005, the Securities and
Exchange Commission deferred the effective date of SFAS No. 123R until the beginning of the first fiscal year beginning after September 15, 2005.  Early adoption is permitted.  The company expects to adopt the provisions of SFAS No.
123R effective January 1, 2006.

                                                                          32.
Management's Discussion and Analysis of Financial Condition and Results of
Operations (continued)
SFAS No. 123R permits public companies to adopt its requirements using either the "modified prospective" method or "modified retrospective" method.  Under the
"modified prospective" method, compensation cost is recognized, beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-
based payments granted after the effective date and (b) based on the require-
ments of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.  The "modified retrospective" method includes the requirements of the "modified prospective"
method, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either all periods presented or prior interim periods of the year of adoption.  The company plans to adopt SFAS No. 123R using the "modified prospective" method.
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
Critical Accounting Policies and Estimates:
The company's financial statements are prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  The company reviews its critical accounting policies throughout the year.  The company has concluded that there have been no changes to its critical accounting policies or estimates, as described in its Annual
Report on Form 10-K for the year ended December 31, 2004, during the nine months ended September 30, 2005.
Subsequent Events:
On October 6, 2005, the company acquired Bearing Inspection, Inc., which provides bearing inspection and reconditioning services to the aerospace industry for approximately $40 million.  The financial results of the acquisition, which the company expects to be accretive, will be included in the company's 2005 consolidated results from the date of acquisition.  Pro Forma results of operations will not be presented because the effect of the acquisition is not expected to be material.
Other:
On November 8, 2005, the company's board of directors declared a quarterly cash dividend of $0.15 per share, payable on December 2, 2005 to shareholders of record as of November 18, 2005.  This will be the 334th consecutive dividend paid on the common stock of the company.

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
Certain statements set forth in this document (including the company's forecasts, beliefs and expectations) that are not historical in nature are
"forward-looking" statements within the meaning of the Private Securities
Litigation Reform Act of 1995.  In particular, the statements related to expected savings and costs of the company's initiatives and expectations concerning the company's financial performance are forward looking.  The company cautions readers that actual results may differ materially from those projected or implied in forward-looking statements made by or on behalf of the company due to a variety of important factors, such as:
a)  changes in world economic conditions, including additional adverse effects from terrorism or hostilities.  This includes, but is not limited to, political risks associated with the potential instability of governments and legal systems in countries in which the company or its customers conduct business and significant changes in currency valuations.
b)  the effects of fluctuations in customer demand on sales, product mix and prices in the industries in which the company operates.  This includes the ability of the company to respond to the changes in the industrial market, the effects of customer strikes, the impact of changes in industrial and automotive business cycles and whether conditions of fair trade continue in the U.S. market.
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
h)  the success of the company's plans concerning the rationalization of the company's Canton bearing operations, including the possibility that the rationalization or the transfer of production will not achieve the desired results and the possibility of disruption in the supply of bearings during the process.
i)  the success of the company's plans concerning the implementation of its
    Automotive Group rationaliztion activities.
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
Item 4.  Controls and Procedures
          As of the end of the period covered by this report, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the company's disclosure controls and procedures (as defined by in Exchange Act Rule
          13a-15(e)).  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the company's disclosure controls and procedures were effective as of the end of the period covered by this report.  During the company's most recent fiscal quarter there have been no changes in the company's internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

                          Issuer Purchases of Common Stock
         The following table provides information about purchases by the company during the quarter ended September 30, 2005 of its common stock.
                                                    Total Number   Maximum
                                                    of Shares      Number of
                                                    Purchased as   Shares that
                                                    Part of        May Yet Be
                                                    Publicly       Purchased
                  Total Number     Average          Announced      Under the
                  of Shares        Price Paid       Plans or       Plans or
         Period   Purchased (1)    per Share (2)    Programs       Programs
         ------   -------------    -------------    ------------   -----------
         7/1/05-
          7/31/05            -                -               -             -
         8/1/05-
          8/31/05       74,640           $28.55               -             -
         9/1/05-
          9/30/05        7,433           $29.69               -             -
                  -------------    -------------    ------------   -----------
           Total        82,073           $28.65               -             -
                  =============    =============    ============   ===========
         (1) The company repurchases shares of its common stock that are previously owned and tendered by employees to satisfy either the exercise price for stock options or the tax withholding obligations on the vesting of restricted shares or the exercise of stock options.
         (2) The average price paid per share is calculated using the daily high and low of the company's common stock as quoted on the New York
             Stock Exchange the day before the employee tenders the shares.

                                                                          37.

Item 6.  Exhibits
               10    Amended and Restated Credit Agreement dated as of June 30,
                     2005 by and among:  The Timken Company; Bank of America,
                     N.A. and KeyBank National Association as Co-Administrative
                     Agents; JP Morgan Chase Bank, N.A. and Wachovia Bank,
                     National Association as Syndication Agents; KeyBank
                     National Association as Paying Agent, L/C Issuer and Swing
                     Line Lender; and other Lenders party thereto was filed on
                     July 7, 2005 with Form 8-K (Commission File No. 1-1169),
                     and is incorporated herein by reference.
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

                                         The Timken Company
                                  _______________________________

Date      November 8, 2005             BY  /s/  James W. Griffith
      ________________________    ______________________________
                                   James W. Griffith
                                   President and Chief Executive Officer,
                                   and Director

Date      November 8, 2005             BY  /s/  Glenn A. Eisenberg
      ________________________    _______________________________
                                   Glenn A. Eisenberg
                                   Executive Vice President - Finance and
                                   Administration (Principal Financial Officer)