Form 10-K
period 2005-12-31
TIMKEN CO
filed 2006-03-13
CIK 98362

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to
Commission file number: 1-1169
THE TIMKEN COMPANY
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization) 1835 Dueber Avenue, S.W., Canton, Ohio (Address of principal executive offices)	34-0377130 (I.R.S. Employer Identification No.) 44706 (Zip Code)
(330) 438-3000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, without par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☑                NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
YES ☐                NO ☑
        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑                NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑               Accelerated filer ☐                Non-accelerated filer ☐
        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐                NO ☑
        As of June 30, 2005, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was $1,859,590,541 based on the closing sale price as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2006

Common Shares, without par value	93,217,253 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Shareholders to be held April 18, 2006 (Proxy Statement)	Part III

THE TIMKEN COMPANY
THE TIMKEN COMPANY

PART I
Item 1. Description of Business
General
As used herein, the term “Timken” or the “company” refers to The Timken Company and its subsidiaries unless the context otherwise requires. Timken, an outgrowth of a business originally founded in 1899, was incorporated under the laws of the state of Ohio in 1904.
Timken is a leading global manufacturer of highly engineered bearings, alloy and specialty steel and related components. The company is the world’s largest manufacturer of tapered roller bearings and alloy seamless mechanical steel tubing and the largest North American-based bearings manufacturer. Timken had facilities in 27 countries on six continents and employed approximately 27,000 people as of December 31, 2005.
On February 18, 2003, the company completed the acquisition of the Engineered Solutions business of Ingersoll-Rand Company Limited, including certain joint venture interests, operating assets and subsidiaries, including The Torrington Company. This business, referred to as Torrington, is now integrated into the company and is a leading worldwide producer of needle roller, heavy-duty roller and ball bearings and motion control components and assemblies.
Products
The Timken Company manufactures two basic product lines: anti-friction bearings and steel products. Differentiation in these two product lines comes in two different ways: (1) differentiation by bearing type or steel type, and (2) differentiation in the applications of bearings and steel.
Tapered Roller Bearings. In the bearing industry, Timken is best known for the tapered roller bearing, which was originally patented by the company founder, Henry Timken. The tapered roller bearing is Timken’s principal product in the anti-friction industry segment. It consists of four components: (1) the cone or inner race, (2) the cup or outer race, (3) the tapered rollers, which roll between the cup and cone, and (4) the cage, which serves as a retainer and maintains proper spacing between the rollers. Timken manufactures or purchases these four components and then sells them in a wide variety of configurations and sizes.
The tapered rollers permit ready absorption of both radial and axial load combinations. For this reason, tapered roller bearings are particularly well-adapted to reducing friction where shafts, gears or wheels are used. The uses for tapered roller bearings are diverse and include applications on passenger cars, light and heavy trucks and trains, as well as a variety of industrial applications, ranging from very small gear drives to bearings over two meters in diameter for wind energy machines. A number of applications utilize bearings with sensors to measure parameters such as speed, load, temperature or overall bearing condition.
Matching bearings to the specific requirements of customers’ applications requires engineering and often sophisticated analytical techniques. The design of Timken’s tapered roller bearing permits distribution of unit pressures over the full length of the roller. This design, combined with high precision tolerances, proprietary internal geometry and premium quality material, provides Timken bearings with high load-carrying capacity, excellent friction-reducing qualities and long life.
Precision Cylindrical and Ball Bearings. Timken’s aerospace and super precision facilities produce high-performance ball and cylindrical bearings for ultra high-speed and/or high-accuracy applications in the aerospace, medical and dental, computer and other industries. These bearings utilize ball and straight rolling elements and are in the super precision end of the general ball and straight roller bearing product range in the bearing industry. A majority of Timken’s aerospace and super precision bearings products are custom-designed bearings and spindle assemblies. They often involve specialized materials and coatings for use in applications that subject the bearings to extreme operating conditions of speed and temperature.
Spherical and Cylindrical Bearings. Timken produces spherical and cylindrical roller bearings for large gear drives, rolling mills and other process industry and infrastructure development applications. Timken’s cylindrical and spherical roller bearing capability was significantly enhanced with the acquisition of Torrington’s broad range of spherical and heavy-duty cylindrical roller bearings for standard industrial and specialized applications. These products are sold worldwide to original equipment manufacturers and industrial distributors serving major industries, including construction and mining, natural resources, defense, pulp and paper production, rolling mills and general industrial goods.

THE TIMKEN COMPANY	1

Products (continued)
Needle Bearings. With the acquisition of Torrington, the company became a leading global manufacturer of highly engineered needle roller bearings. Timken produces a broad range of radial and thrust needle roller bearings, as well as bearing assemblies, which are sold to original equipment manufacturers and industrial distributors worldwide. Major applications include automotive, consumer, construction, agriculture and general industrial.
Bearing Reconditioning. A small part of the business involves providing bearing reconditioning services for industrial and railroad customers, both internationally and domestically. These services account for less than 5% of the company’s net sales for the year ended December 31, 2005.
Steel. Steel products include steels of low and intermediate alloy, vacuum-processed alloys, tool steel and some carbon grades. These products are available in a wide range of solid and tubular sections with a variety of lengths and finishes. These steel products are used in a wide array of applications, including bearings, automotive transmissions, engine crankshafts, oil drilling components, aerospace parts and other similarly demanding applications.
Timken also produces custom-made steel products, including steel components for automotive and industrial customers. This steel components business has provided the company with the opportunity to further expand its market for tubing and capture higher value-added steel sales. It also enables Timken’s traditional tubing customers in the automotive and bearing industries to take advantage of higher-performing components that cost less than current alternative products. Customizing of products is an important portion of the company’s steel business.

	United		Other
Geographic Financial Information	States	Europe	Countries	Consolidated

2005
Net sales	$3,619,432	$821,472	$727,530	$5,168,434
Non-current assets	1,494,780	337,657	177,988	2,010,425

2004
Net sales	$3,114,138	$784,778	$614,755	$4,513,671
Non-current assets	1,483,674	398,925	221,112	2,103,711

2003
Net sales	$2,673,007	$648,412	$466,678	$3,788,097
Non-current assets	1,753,221	365,969	193,494	2,312,684

2	THE TIMKEN COMPANY

Industry Segments
The company has three reportable segments: Industrial Group, Automotive Group, and Steel Group. Financial information for the segments is discussed in Note 14 to the Consolidated Financial Statements and is incorporated herein by reference.
Description of types of products and services from which each reportable segment derives its revenues
The company’s reportable segments are business units that target different industry segments. Each reportable segment is managed separately because of the need to specifically address customer needs in these different industries.
Beginning in the first quarter of 2003, the company reorganized two of its reportable segments — the Automotive and Industrial Groups. Timken’s automotive aftermarket business is now part of the Industrial Group, which manages the combined distribution operations. The company’s sales to emerging markets, principally in central and eastern Europe and Asia, previously were reported as part of the Industrial Group. Emerging market sales to automotive original equipment manufacturers are now included in the Automotive Group.
The Automotive Group includes sales of bearings and other products and services (other than steel) to automotive original equipment manufacturers, or OEMs, for passenger cars, trucks and trailers. The Industrial Group includes sales of bearings and other products and services (other than steel) to a diverse customer base, including: industrial equipment, off-highway, rail and aerospace and defense customers. The Industrial Group also includes aftermarket distribution operations, including automotive applications, for products other than steel. The company’s bearing products are used in a variety of products and applications, including passenger cars, trucks, locomotive and railroad cars, machine tools, rolling mills and farm and construction equipment, aircraft, missile guidance systems, computer peripherals and medical instruments.
The Steel Group includes sales of low and intermediate alloy, vacuum-processed alloys, tool steel and some carbon grades. These are available in a wide range of solid and tubular sections with a variety of finishes. The company also manufactures custom-made steel products, including precision steel components. Approximately 10% of the company’s steel is consumed in its bearing operations. In addition, sales are made to other anti-friction bearing companies and to aircraft, automotive, forging, tooling, oil and gas drilling industries and steel service centers. Tool steels are sold through the company’s distribution facilities.
Measurement of segment profit or loss and segment assets
The company evaluates performance and allocates resources based on return on capital and profitable growth. The primary measurement used by management to measure the financial performance of each segment is adjusted EBIT (earnings before interest and taxes, excluding special items such as impairment and restructuring charges, rationalization and integration costs, one-time gains or losses on sales of assets, allocated receipts received or payments made under the Continued Dumping and Subsidy Offset Act (CDSOA), loss on dissolution of subsidiary, acquisition-related currency exchange gains, and other items similar in nature). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at values based on market prices, which creates intercompany profit on intersegment sales or transfers that is eliminated in consolidation.
Factors used by management to identify the enterprise’s reportable segments
Prior to 2004, the company reported net sales by geographic area based on the location of its selling subsidiary. Beginning in 2004, the company changed its reporting of net sales by geographic area to be more reflective of how the company operates its segments, which is by the destination of net sales. Net sales by geographic area for 2003 have been reclassified to conform to the 2004 and 2005 presentation. Non-current assets by geographic area are reported by the location of the subsidiary.
Export sales from the U.S. and Canada are less than 10% of revenue. The company’s Automotive and Industrial Groups have historically participated in the global bearing industry, while the Steel Group has concentrated primarily on U.S. customers.
Timken’s non-U.S. operations are subject to normal international business risks not generally applicable to domestic business. These risks include currency fluctuation, changes in tariff restrictions, difficulties in establishing and maintaining relationships with local distributors and dealers, import and export licensing requirements, difficulties in staffing and managing geographically diverse operations, and restrictive regulations by foreign governments, including price and exchange controls.

THE TIMKEN COMPANY	3

Sales and Distribution
Timken’s products in the Automotive Group and Industrial Group are sold principally by their own internal sales organizations. A portion of the Industrial Group’s sales are made through authorized distributors.
Traditionally, a main focus of the company’s sales strategy has consisted of collaborative projects with customers. For this reason, Timken’s sales forces are primarily located in close proximity to its customers rather than at production sites. In some instances, the sales forces are located inside customer facilities. Timken’s sales force is highly trained and knowledgeable regarding all products, and associates assist customers during the development and implementation phases and provide ongoing support.
The company has a joint venture in North America focused on joint logistics and e-business services. This alliance is called CoLinx and was founded by Timken, SKF, INA and Rockwell Automation. The e-business service was launched in April 2001, and is focused on information and business services for authorized distributors in the Industrial Group. The company also has another e-business joint venture which focuses on information and business services for authorized industrial distributors in Europe, Latin America and Asia. This alliance, which Timken founded with SKF, Sandvik AB, INA and Reliance, is called Endorsia.com International AB.
Timken’s steel products are sold principally by its own sales organization. Most orders are customized to satisfy customer-specific applications and are shipped directly to customers from Timken’s steel manufacturing plants. Approximately 10% of Timken’s Steel Group net sales are intersegment sales. In addition, sales are made to other anti-friction bearing companies and to the aircraft, automotive and truck, construction, forging, oil and gas drilling, and tooling industries. Sales are also made to steel service centers.
Timken has entered into individually negotiated contracts with some of its customers in its Automotive Group, Industrial Group and Steel Group. These contracts may extend for one or more years and if a price is fixed for any period extending beyond current shipments, customarily include a commitment by the customer to purchase a designated percentage of its requirements from Timken. Contracts extending beyond one year that are not subject to price adjustment provisions do not represent a material portion of Timken’s sales. Timken does not believe that there is any significant loss of earnings risk associated with any given contract.
Competition
The anti-friction bearing business is highly competitive in every country in which Timken sells products. Timken competes primarily based on price, quality, timeliness of delivery, product design and the ability to provide engineering support and service on a global basis. The company competes with domestic manufacturers and many foreign manufacturers of anti-friction bearings, including SKF, INA, NTN Corporation, Koyo Seiko Co., Ltd. and NSK Ltd.
Competition within the steel industry, both domestically and globally, is intense and is expected to remain so. However, the combination of a weakened U.S. dollar, worldwide rationalization of uncompetitive capacity, raw material cost increases and North American and global market strength have allowed steel industry prices to increase and margins to improve. Timken’s worldwide competitors for seamless mechanical tubing include Dofasco, Plymouth Tube, Michigan Seamless Tube, V & M Tube, Sanyo Special Steel, Ovako and Tenaris. Competitors for steel bar products include North American producers such as Republic Engineered Products, Mac Steel, Ispat Inland, Steel Dynamics and a wide variety of offshore steel producers who import into North America. Competitors in the precision steel components sector include Metaldyne, Linamar and overseas companies such as Showa Seiko, Ovako and FormFlo. In the specialty steel category, manufacturers compete for sales of high-speed, tool and die, and aerospace steels. High-speed steel competitors in North America and Europe include Erasteel, Bohler and Crucible. Tool and die steel competitors include Crucible, Bohler and Swiss Steel. The principal competitors for Timken’s aerospace steels include Ellwood Specialty, Republic Special Metals, Aubert & Duval and Corus.
Maintaining high standards of product quality and reliability while keeping production costs competitive is essential to Timken’s ability to compete with domestic and foreign manufacturers in both the anti-friction bearing and steel businesses.

4	THE TIMKEN COMPANY

Trade Law Enforcement
The U.S. government has eight antidumping duty orders in effect covering ball bearings from six countries, tapered roller bearings from China and spherical plain bearings from France. The six countries covered by the ball bearing orders are France, Germany, Italy, Japan, Singapore and the United Kingdom. The company is a producer of all of these products in the United States. The U.S. government is currently conducting five-year sunset reviews on each of these eight antidumping duty orders in order to determine whether or not each should remain in effect for an additional five years. Decisions are expected by July of 2006. All of these eight antidumping orders were continued after a previous government review ending in 2000, while some other bearing antidumping orders were revoked following their earlier reviews. There were several court challenges arising from those 2000 reviews, but all have been resolved now with no change in the 2000 outcomes.
Continued Dumping and Subsidy Offset Act (CDSOA)
The CDSOA provides for distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and people. The company reported CDSOA receipts, net of expenses, of $77.1 million, $44.4 million and $65.6 million in 2005, 2004 and 2003, respectively. Amounts received in 2003 were net of a one-time repayment, due to a miscalculation by the U.S. Treasury Department, of funds received by the company in 2002.
Amounts for 2003 and 2004 were net of the amounts that Timken delivered to the seller of the Torrington business, pursuant to the terms of the agreement under which the company purchased Torrington. In 2003 and 2004, Timken delivered to the seller of the Torrington business 80% of the CDSOA payments received in 2003 and 2004 for Torrington’s bearing business. Timken is under no further obligation to transfer any CDSOA payments to the seller of the Torrington business.
In September 2002, the World Trade Organization (WTO) ruled that such payments are not consistent with international trade rules. In February 2006, U.S. legislation was enacted that would end CDSOA distributions for imports covered by antidumping duty orders entering the U.S. after September 30, 2007. Instead, any such antidumping duties collected would remain with the U.S. Treasury. This legislation is not expected to have a significant effect on potential CDSOA distributions in 2006 or 2007, but would be expected to reduce likely distributions in years beyond 2007, with distributions eventually ceasing. There are a number of factors that can affect whether the company receives any CDSOA distributions and the amount of such distributions in any year. These factors include, among other things, potential additional changes in the law, ongoing and potential additional legal challenges to the law, the administrative operation of the law and the status of the underlying antidumping orders. Accordingly, the company cannot reasonably estimate the amount of CDSOA distributions it will receive in future years, if any. If the company does receive CDSOA distributions in 2006, they likely will be received in the fourth quarter.

THE TIMKEN COMPANY	5

Joint Ventures
As part of the Torrington acquisition, several equity interests were acquired, one of which was NTC, a needle bearing manufacturing venture in Japan, that had been operated by NSK Ltd. and Torrington. In July 2003, the company sold its interest in NTC to NSK for approximately $146.3 million, pretax.
In October 2005, the company divested its 26% equity stake in Indian bearing manufacturer NRB Bearings Ltd., which it had earlier obtained as part of the acquisition of Torrington in 2003.
Backlog
The backlog of orders of Timken’s domestic and overseas operations is estimated to have been $2.06 billion at December 31, 2005, and $1.76 billion at December 31, 2004. Actual shipments are dependent upon ever-changing production schedules of the customer. Accordingly, Timken does not believe that its backlog data and comparisons thereof, as of different dates, are reliable indicators of future sales or shipments.
Raw Materials
The principal raw materials used by Timken in its North American bearing plants to manufacture bearings are its own steel tubing and bars, purchased strip steel and energy resources. Outside North America, the company purchases raw materials from local sources with whom it has worked closely to ensure steel quality, according to its demanding specifications. In addition, Timken Alloy Steel Europe Limited in Leicester, England is a major source of raw materials for the Timken plants in Western Europe.
The principal raw materials used by Timken in steel manufacturing are scrap metal, nickel and other alloys. The availability and prices of raw materials and energy resources are subject to curtailment or change due to, among other things, new laws or regulations, changes in demand levels, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels. For example, the weighted average price of scrap metal increased 19.2% from 2002 to 2003, increased 87.1% from 2003 to 2004, and decreased 7.7% from 2004 to 2005. Prices for raw materials and energy resources continue to remain high.
The company continues to expect that it will be able to pass a significant portion of these increased costs through to customers in the form of price increases or raw material surcharges.
Disruptions in the supply of raw materials or energy resources could temporarily impair the company’s ability to manufacture its products for its customers or require the company to pay higher prices in order to obtain these raw materials or energy resources from other sources, which could thereby affect the company’s sales and profitability. Any increase in the prices for such raw materials or energy resources could materially affect the company’s costs and therefore its earnings.
Timken believes that the availability of raw materials and alloys are adequate for its needs, and, in general, it is not dependent on any single source of supply.

6	THE TIMKEN COMPANY

Research
Timken’s major technical center, located in Canton, Ohio near its world headquarters, is focused on innovation and know-how for friction management and power transmission technologies, with related engineering technical capabilities.
Technology centers are also located within the United States in Latrobe, Pennsylvania; Torrington and Watertown, Connecticut; Norcross, Georgia; and Keene and Lebanon, New Hampshire. Within Europe, technology is developed in Ploiesti, Romania; Colmar and Vierzon, France; Halle-Westfallen, Germany; and Brno, Czech Republic. Within Asia, a technical center has been growing in Bangalore, India.
The company’s technology commitment is to develop new and improved friction management and power transmission product designs, related steel materials, as well as more efficient manufacturing processes and techniques. All of the technology centers also support the expansion of applications for existing products.
Expenditures for research, development and testing amounted to approximately $60.1 million, $56.7 million and $54.5 million in 2005, 2004 and 2003, respectively. Of these amounts, $7.2 million, $6.7 million and $2.1 million, respectively, were funded by others.
Environmental Matters
The company continues its efforts to protect the environment and comply with environmental protection laws. Additionally, it has invested in pollution control equipment and updated plant operational practices. The company is committed to implementing a documented environmental management system worldwide and to becoming certified under the ISO 14001 standard where appropriate to meet or exceed customer requirements. By the end of 2005, 32 of the company’s plants had obtained ISO 14001 certification.
The company believes it has established adequate reserves to cover its environmental expenses and has a well-established environmental compliance audit program, which includes a proactive approach to bringing its domestic and international units to higher standards of environmental performance. This program measures performance against applicable laws, as well as standards that have been established for all units worldwide. It is difficult to assess the possible effect of compliance with future requirements that differ from existing ones. As previously reported, the company is unsure of the future financial impact to the company that could result from the United States Environmental Protection Agency’s (EPA’s) final rules to tighten the National Ambient Air Quality Standards for fine particulate and ozone.
The company and certain U.S. subsidiaries have been designated as potentially responsible parties by the EPA for site investigation and remediation at certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), known as the Superfund, or state laws similar to CERCLA. The claims for remediation have been asserted against numerous other entities, which are believed to be financially solvent and are expected to fulfill their proportionate share of the obligation.
Management believes any ultimate liability with respect to pending actions will not materially affect the company’s operations, cash flows or consolidated financial position. The company is also conducting voluntary environmental investigations and/or remediations at a number of current or former operating sites. Any liability with respect to such investigations and remediations, in the aggregate, is not expected to be material to the operations or financial position of the company.
New laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements may require the company to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on Timken’s business, financial condition or results of operations.

THE TIMKEN COMPANY	7

Patents, Trademarks and Licenses
Timken owns a number of U.S. and foreign patents, trademarks and licenses relating to certain products. While Timken regards these as important, it does not deem its business as a whole, or any industry segment, to be materially dependent upon any one item or group of items.
Employment
At December 31, 2005, Timken had 27,345 associates. Approximately 20% of Timken’s U.S. associates are covered under collective bargaining agreements.
Available Information
Timken’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available, free of charge, on Timken’s website at www.timken.com as soon as reasonably practicable after electronically filing or furnishing such material with the SEC.
Item 1A. Risk Factors
The following are certain risk factors that could affect our business, financial condition and result of operations. The risks that are highlighted below are not the only ones that we face. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected.
The bearing industry is highly competitive, and this competition results in significant pricing pressure for our products that could affect our revenues and profitability.
The global bearing industry is highly competitive. We compete with domestic manufacturers and many foreign manufacturers of anti-friction bearings, including SKF, INA, NTN, Koyo and NSK. The bearing industry is also capital-intensive and profitability is dependent on factors such as labor compensation and productivity and inventory management, which are subject to risks that we may not be able to control. Due to the competitiveness within the bearing industry, we may not be able to increase prices for our products to cover increases in our costs and, in many cases, we may face pressure from our customers to reduce prices, which could adversely affect our revenues and profitability.
Competition and consolidation in the steel industry, together with potential global overcapacity, could result in significant pricing pressure for our products.
Competition within the steel industry, both domestically and worldwide, is intense and is expected to remain so. Global production overcapacity has occurred in the past and may reoccur in the future, which, when combined with high levels of steel imports into the United States, may exert downward pressure on domestic steel prices and result in, at times, a dramatic narrowing, or with many companies the elimination, of gross margins. In addition, many of our competitors are continuously exploring and implementing strategies, including acquisitions, which focus on manufacturing higher margin products that compete more directly with our steel products. These factors could lead to significant downward pressure on prices for our steel products, which could have a material adverse effect on our revenues and profitability.
We may not be able to realize the anticipated benefits from, or successfully execute, Project ONE.
During 2005, we began implementing Project ONE, a five-year program designed to improve business processes and systems to deliver enhanced customer service and financial performance. We may not be able to realize the anticipated benefits from or successfully execute this program. Our future success will depend, in part, on our ability to improve our business processes and systems. We may not be able to successfully do so without substantial costs, delays or other difficulties. We may face significant challenges in improving our systems and processes in a timely and efficient manner.

8	THE TIMKEN COMPANY

Risk Factors (continued)
Implementing Project ONE will be complex and time-consuming, may be distracting to management and disruptive to our businesses, and may cause an interruption of, or a loss of momentum in, our businesses as a result of a number of obstacles, such as:
•	the loss of key associates or customers,

•	the failure to maintain the quality of customer service that we have historically provided;

•	the need to coordinate geographically diverse organizations; and

•	the resulting diversion of management’s attention from our day-to-day business and the need to dedicate additional management personnel to address obstacles to the implementation of Project ONE.
If we are not successful in executing Project ONE, or if it fails to achieve the anticipated results, then our operations, margins, sales and reputation could be adversely affected.
Any change in the operation of our raw material surcharge mechanisms or the availability or cost of raw materials and energy resources could materially affect our earnings.
We require substantial amounts of raw materials, including scrap metal and alloys and natural gas to operate our business. Many of our customer contracts contain surcharge pricing provisions. The surcharges are tied to a widely-available market index for that specific raw material. Any change in the relationship between the market indices and our underlying costs could materially affect our earnings.
Moreover, future disruptions in the supply of our raw materials or energy resources could impair our ability to manufacture our products for our customers or require us to pay higher prices in order to obtain these raw materials or energy resources from other sources, and could thereby affect our sales and profitability. Any increase in the prices for such raw materials or energy resources could materially affect our costs and therefore our earnings.
The failure to achieve the anticipated results of our Automotive Group restructuring could materially adversely affect our earnings.
During 2005, we began restructuring our Automotive Group operations to address challenges in the automotive markets. We expect that this restructuring will cost approximately $80 million to $90 million and we are targeting annual savings of approximately $40 million by the end of 2007. The failure to achieve the anticipated results of our Automotive Group restructuring, including our targeted annual savings, could adversely affect our earnings.
The failure to achieve the anticipated results of our Canton bearing operation rationalization initiative could materially adversely affect our earnings.
After reaching a new four-year agreement with the union representing employees in the Canton, Ohio bearing and steel plants, we refined our plans to rationalize our Canton bearing operations. We expect that this rationalization initiative will cost approximately $35 million to $40 million over the next four years and we are targeting annual savings of approximately $25 million. The failure to achieve the anticipated results of this initiative, including our targeted annual savings, could adversely affect our earnings.
We may incur further impairment and restructuring charges that could negatively affect our profitability.
We have taken approximately $26.1 million in impairment and restructuring charges for our Automotive Group restructuring and the rationalization of our Canton bearing operations during 2005 and expect to take additional charges in connection with these initiatives. Changes in business or economic conditions, or our business strategy may result in additional restructuring programs and may require us to take additional charges in the future, which could have a material adverse effect on our earnings.

THE TIMKEN COMPANY	9

Risk Factors (continued)
Expiration of antidumping orders may materially adversely affect our business.
The U.S. government has eight antidumping duty orders in effect covering ball bearings from six countries, tapered roller bearings from China and spherical plain bearings from France. The company is a producer of these products in the United States. The U.S. government is currently conducting five-year sunset reviews on each of these eight antidumping duty orders in order to determine whether or not each should remain in effect for an additional five years. Decisions are expected by July of 2006. If any of these antidumping orders are revoked and conditions of fair trade in the United States deteriorate, we may experience significant downward pressure on prices for our bearing products, which could have a material adverse effect on our revenues and profitability.
Any reduction of CDSOA distributions in the future would reduce our earnings.
CDSOA provides for distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and people. The company reported CDSOA receipts, net of expenses, of $77.1 million, $44.4 million, and $65.6 million in 2005, 2004 and 2003, respectively. In February 2006, U.S. legislation was enacted that would end CDSOA distributions for imports covered by antidumping duty orders entering the U.S. after September 30, 2007. Instead, any such antidumping duties collected would remain with the U.S. Treasury. This legislation is not expected to have a significant effect on potential CDSOA distributions in 2006 or 2007, but would be expected to reduce likely distributions in years beyond 2007, with distributions eventually ceasing. Additionally, there are a number of factors that can affect whether the company receives any CDSOA distributions and the amount of such distributions in any year. These factors include, among other things, potential additional changes in the law, ongoing and potential additional legal challenges to the law, the administrative operation of the law and the status of the underlying antidumping orders. Any reduction of CDSOA distributions would reduce our earnings.
Weakness in any of the industries in which our customers operate, as well as the cyclical nature of our customers’ businesses generally, could adversely impact our revenues and profitability by reducing demand and margins.
Our revenues may be negatively affected by changes in customer demand, changes in the product mix and negative pricing pressure in the industries in which we operate. Many of the industries in which our end customers operate are cyclical. Margins in those industries are highly sensitive to demand cycles, and our customers in those industries historically have tended to delay large capital projects, including expensive maintenance and upgrades, during economic downturns. As a result, our business is also cyclical and our revenues and earnings are impacted by overall levels of industrial production.
Certain automotive industry companies have recently experienced significant financial downturns. In 2005 we increased our reserve for accounts receivable relating to our automotive industry customers. If any of our automotive industry customers becomes insolvent or files for bankruptcy, our ability to recover accounts receivable from that customer would be adversely affected and any payment we received in the preference period prior to a bankruptcy filing may be potentially recoverable. In addition, financial instability of certain companies that participate in the automotive industry supply chain could disrupt production in the industry. A disruption of production in the automotive industry could have a material adverse effect on our financial condition and earnings.
Unexpected equipment failures or other disruptions of our operations may increase our costs and reduce our sales and earnings due to production curtailments or shutdowns.
Interruptions in production capabilities, especially in our Steel Group, would inevitably increase our production costs and reduce sales and earnings for the affected period. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. Our manufacturing processes are dependent upon critical pieces of equipment, such as furnaces, continuous casters and rolling equipment, as well as electrical equipment, such as transformers, and this equipment may, on occasion, be out of service as a result of unanticipated failures. In the future, we may experience material plant shutdowns or periods of reduced production as a result of these types of equipment failures.

10	THE TIMKEN COMPANY

Risk Factors (continued)
The global nature of our business exposes us to foreign currency fluctuations that may affect our asset values, results of operations and competitiveness.
We are exposed to the risks of currency exchange rate fluctuations because a significant portion of our net sales, costs, assets and liabilities, are denominated in currencies other than the U.S. dollar. These risks include a reduction in our asset values, net sales, operating income and competitiveness.
For those countries outside the United States where we have significant sales, devaluation in the local currency would reduce the value of our local inventory as presented in our Consolidated Financial Statements. In addition, a stronger U.S. dollar would result in reduced revenue, operating profit and shareholders’ equity due to the impact of foreign exchange translation on our Consolidated Financial Statements. Fluctuations in foreign currency exchange rates may make our products more expensive for others to purchase or increase our operating costs, affecting our competitiveness and our profitability.
Changes in exchange rates between the U.S. dollar and other currencies and volatile economic, political and market conditions in emerging market countries have in the past adversely affected our financial performance and may in the future adversely affect the value of our assets located outside the United States, our gross profit and our results of operations.
Global political instability and other risks of international operations may adversely affect our operating costs, revenues and the price of our products.
Our international operations expose us to risks not present in a purely domestic business, including primarily:
•	changes in tariff regulations, which may make our products more costly to export or import;

•	difficulties establishing and maintaining relationships with local OEMs, distributors and dealers;

•	import and export licensing requirements;

•	compliance with a variety of foreign laws and regulations, including unexpected changes in taxation and environmental or other regulatory requirements, which could increase our operating and other expenses and limit our operations; and

•	difficulty in staffing and managing geographically diverse operations.
These and other risks may also increase the relative price of our products compared to those manufactured in other countries, reducing the demand for our products in the markets in which we operate, which could have a material adverse effect on our revenues and earnings.
Underfunding of our pension fund assets has caused and may continue to cause a significant reduction in our shareholders’ equity.
As a result of the underfunded status of our pension fund assets, we were required to take total net charges of $245.6 million, net of income taxes, against our shareholders’ equity over the last four years. We may be required to take further charges related to pension liabilities in the future and these charges may be significant.
The underfunded status of our pension fund assets will cause us to prepay the funding of our pension obligations which may divert funds from other uses.
The increase in our defined benefit pension obligations, as well as our ongoing practice of managing our funding obligations over time, have led us to prepay a portion of our funding obligations under our pension plans. We made cash contributions of $226 million, $185 million and $169 million in 2005, 2004 and 2003, respectively, to our U.S.-based pension plans and currently expect to make cash contributions of $150 million in 2006 to such plans. However, we cannot predict whether changing economic conditions or other factors will lead us or require us to make contributions in excess of our current expectations, diverting funds we would otherwise apply to other uses.
Moreover, legislation has been proposed which, if enacted, may require us to significantly increase our contributions to our pension funds, which could have a material adverse effect on our financial condition, results of operations or cash flows. In addition, this legislation may require us to reevaluate our method of funding pensions in the long-term.
Strikes or work stoppages by our unionized associates could disrupt our manufacturing operations, reduce our revenues or increase our labor costs.
Approximately 20% of our U.S. associates are covered by collective bargaining agreements. Any potential strikes or work stoppages, and the resulting adverse impact on our relationships with customers, could disrupt our manufacturing operations, reduce our revenue or increase our labor costs, which could have a material adverse effect on our business, financial condition or results of operations.

THE TIMKEN COMPANY	11

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Timken has Automotive Group, Industrial Group and Steel Group manufacturing facilities at multiple locations in the United States and in a number of countries outside the United States. The aggregate floor area of these facilities worldwide is approximately 18,641,000 square feet, all of which, except for approximately 1,197,000 square feet, is owned in fee. The facilities not owned in fee are leased. The buildings occupied by Timken are principally made of brick, steel, reinforced concrete and concrete block construction. All buildings are in satisfactory operating condition in which to conduct business.
Timken’s Automotive and Industrial Groups’ manufacturing facilities in the United States are located in Bucyrus, Canton, New Philadelphia, and Niles, Ohio; Altavista, Virginia; Watertown and Torrington, Connecticut; Randleman, Iron Station and Rutherfordton, North Carolina; Carlyle, Illinois; South Bend, Indiana; Gaffney, Clinton, Union, Honea Path and Walhalla, South Carolina; Cairo, Norcross, Sylvania, Ball Ground, and Dahlonega, Georgia; Pulaski and Mascot, Tennessee; Keene and Lebanon, New Hampshire; Lenexa, Kansas; Ogden, Utah; Gilbert, Arizona; and Los Alamitos, California. These facilities, including the research facility in Canton, Ohio, and warehouses at plant locations, have an aggregate floor area of approximately 7,814,000 square feet.
Timken’s Automotive and Industrial Groups’ manufacturing plants outside the United States are located in Benoni, South Africa; Brescia, Italy; Colmar, Vierzon, Maromme and Moult, France; Northampton and Wolverhampton, England; Medemblik, The Netherlands; Bilbao, Spain; Halle-Westfallen, Germany; Olomouc, Czech Republic; Ploiesti, Romania; Mexico City, Mexico; Sao Paulo and Nova Friburgo, Brazil; Singapore, Singapore; Jamshedpur, India; Sosnowiec, Poland; St. Thomas and Bedford, Canada; and Yantai and Wuxi, China. The facilities, including warehouses at plant locations, have an aggregate floor area of approximately 4,746,741 square feet.
Timken’s Steel Group’s manufacturing facilities in the United States are located in Canton, Eaton, Wauseon, Wooster, and Vienna, Ohio; Columbus, North Carolina; White House, Tennessee; and Franklin and Latrobe, Pennsylvania. These facilities have an aggregate floor area of approximately 5,340,000 square feet. The manufacturing facility in Wooster, Ohio ceased operations on December 31, 2005.
Timken’s Steel Group’s manufacturing facilities outside the United States are located in Leicester and Sheffield, England; and Fougeres and Marnaz, France. These facilities have an aggregate floor area of approximately 739,000 square feet.
In addition to the manufacturing and distribution facilities discussed above, Timken owns warehouses and steel distribution facilities in the United States, United Kingdom, France, Singapore, Mexico, Argentina, Australia, Brazil, Germany and China, and leases several relatively small warehouse facilities in cities throughout the world.
During 2005, the utilization by plant varied significantly due to increasing demand in heavy-truck markets, increasing demand in Industrial sectors served by Automotive Group plants, and the production decline in North American traditional light vehicles. The overall Automotive Group plant utilization was between approximately 75% and 85%, similar to 2004. In 2005, as a result of the higher industrial global demand, Industrial Group plant utilization was between 85% and 90%, which was slightly higher than 2004. Also, in 2005, Steel Group plants operated at near capacity, which was similar to 2004.

12	THE TIMKEN COMPANY

Item 3. Legal Proceedings
The company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the company’s consolidated financial position or results of operations.
The company is currently in discussions with the State of Ohio concerning a violation of Ohio air pollution control laws which was discovered by the company and voluntarily disclosed to the State of Ohio approximately nine years ago. Although no final settlement has been reached, the company believes that the final settlement will not be material to the company or have a material adverse effect on the company’s consolidated financial position or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

THE TIMKEN COMPANY	13

Item 4A. Executive Officers of the Registrant
The executive officers are elected by the Board of Directors normally for a term of one year and until the election of their successors. All executive officers, except for three, have been employed by Timken or by a subsidiary of the company during the past five-year period. The executive officers of the company as of February 28, 2006, are as follows:

Name	Age	Current Position and Previous Positions During Last Five Years
Ward J. Timken, Jr.	38	2000	Corporate Vice President — Office of the Chairman
		2002	Corporate Vice President — Office of the Chairman; Director
		2003	Executive Vice President and President — Steel Group; Director
		2005	Chairman of the Board

James W. Griffith	52	2000	President and Chief Operating Officer; Director
		2002	President and Chief Executive Officer; Director

Michael C. Arnold	49	2000	President — Industrial Group

Sallie B. Bailey	46	2000	Treasurer
		2001	Corporate Controller
		2003	Senior Vice President — Finance and Controller

William R. Burkhart	40	2000	Senior Vice President and General Counsel

Alastair R. Deane	44	2000	Senior Vice President of Engineering, Automotive Driveline
			Driveshaft business group of GKN Automotive, Incorporated,
			a global supplier of driveline components and systems
		2005	Senior Vice President — Technology, The Timken Company

Jacqueline A. Dedo	44	2000	Vice President and General Manager Worldwide Market
			Operations, Motorola, Inc., a global communications company
		2004	President — Automotive Group, The Timken Company

Glenn A. Eisenberg	44	2000	President and Chief Operating Officer, United Dominion
			Industries, an international manufacturing, construction and
			engineering firm
		2002	Executive Vice President — Finance and Administration,
			The Timken Company

Salvatore J. Miraglia, Jr.	55	2000	Senior Vice President — Technology
		2005	President — Steel Group

14	THE TIMKEN COMPANY

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The company’s common stock is traded on the New York Stock Exchange under the symbol “TKR.” The estimated number of record holders of the company’s common stock at December 31, 2005 was approximately 7,025. The estimated number of beneficial shareholders at December 31, 2005 was approximately 54,514.
The following table provides information about the high and low sales prices for the company’s common stock and dividends paid for each quarter for the last two fiscal years.

	2005				2004
	Stock Prices		Dividends	Stock Prices		Dividends
	High	Low	per share	High	Low	per share
First quarter	$29.50	$22.73	$0.15	$24.70	$18.74	$0.13

Second quarter	$27.68	$22.80	$0.15	$26.49	$20.81	$0.13

Third quarter	$30.06	$22.90	$0.15	$26.49	$22.50	$0.13

Fourth quarter	$32.84	$25.25	$0.15	$27.50	$22.82	$0.13
Issuer Purchases of Common Stock:
The following table provides information about purchases by the company during the quarter ended December 31, 2005 of its common stock.

					Total number		Maximum
					of shares		number of
					purchased as		shares that
					part of publicly		may yet
	Total number		Average		announced		be purchased
	of shares		price paid		plans or		under the plans
Period	purchased	(1)	per share	(2)	programs	(3)	or programs	(3)

10/1/05 – 10/31/05	—		—		—		3,793,700
11/1/05 – 11/30/05	60,609		$29.34		—		3,793,700
12/1/05 – 12/31/05	63		30.99		—		3,793,700

Total	60,672		$29.34		—		3,793,700

(1)	The company repurchases shares of its common stock that are owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares and the exercise of stock options.

(2)	The average price paid per share is calculated using the daily high and low sales prices of the company’s common stock as quoted on the New York Stock Exchange at the time the employee tenders the shares.

(3)	Pursuant to the company’s 2000 common stock purchase plan, it may purchase up to four million shares of common stock at an amount not to exceed $180 million in the aggregate. The company may purchase shares under its 2000 common stock purchase plan until December 31, 2006.
Information regarding the company’s stock compensation plan is presented in Notes 1 and 9 to the Consolidated Financial Statements.

THE TIMKEN COMPANY	15

Item 6. Selected Financial Data
Summary of Operations and Other Comparative Data

	2005	2004	2003	2002	2001

(Thousands of dollars, except per share data)

Statements of Income
Net sales:
Automotive	$1,661,048	$1,582,226	$1,396,104	$752,763	$642,943
Industrial	1,925,211	1,709,770	1,498,832	971,534	990,365
Steel	1,582,175	1,221,675	893,161	825,778	813,870

Total net sales	5,168,434	4,513,671	3,788,097	2,550,075	2,447,178

Gross profit	1,058,721	838,585	639,118 (7)	469,577	400,720
Selling, administrative and general expenses	661,592	587,923	521,717 (7)	358,866	363,683
Impairment and restructuring charges	26,093	13,434	19,154	32,143	54,689
Operating income (loss)	371,036	237,228	98,247	78,568	(17,652)
Other income (expense) — net	67,658	11,988	9,833	36,814	22,061
Earnings before interest and taxes (EBIT) (1)	438,694	249,216	108,080	115,382	4,409
Interest expense	51,585	50,834	48,401	31,540	33,401
Income (loss) before cumulative effect of accounting changes	260,281	135,656	36,481	51,451	(41,666)
Net income (loss)	$260,281	$135,656	$36,481	$38,749	$(41,666)

Balance Sheets
Inventories — net	$998,368	$874,833	$695,946	$488,923	$429,231
Property, plant and equipment — net	1,547,044	1,583,425	1,610,848	1,226,244	1,305,345
Total assets	3,993,734	3,942,909	3,689,789	2,748,356	2,533,084
Total debt:
Commercial paper	—	—	—	8,999	1,962
Short-term debt	63,437	157,417	114,469	78,354	84,468
Current portion of long-term debt	95,842	1,273	6,725	23,781	42,434
Long-term debt	561,747	620,634	613,446	350,085	368,151

Total debt	721,026	779,324	734,640	461,219	497,015
Net debt:
Total debt	721,026	779,324	734,640	461,219	497,015
Less: cash and cash equivalents	(65,417)	(50,967)	(28,626)	(82,050)	(33,392)

Net debt (2)	655,609	728,357	706,014	379,169	463,623
Total liabilities	2,496,667	2,673,061	2,600,162	2,139,270	1,751,349
Shareholders’ equity	$1,497,067	$1,269,848	$1,089,627	$609,086	$781,735
Capital:
Net debt	655,609	728,357	706,014	379,169	463,623
Shareholders’ equity	1,497,067	1,269,848	1,089,627	609,086	781,735

Net debt + shareholders’ equity (capital)	2,152,676	1,998,205	1,795,641	988,255	1,245,358

Other Comparative Data
Net income (loss) / Total assets	6.5%	3.4%	1.0%	1.4%	(1.6)%
Net income (loss) / Net sales	5.0%	3.0%	1.0%	1.5%	(1.7)%
EBIT / Net sales	8.5%	5.5%	2.9%	4.5%	0.2%
Return on equity (3)	17.4%	10.7%	3.3%	6.4%	(5.3)%
Net sales per associate (4)	$194.0	$173.6	$172.0	$139.0	$124.8
Capital expenditures	$225,537	$147,554	$129,315	$90,673	$102,347
Depreciation and amortization	$218,059	$209,431	$208,851	$146,535	$152,467
Capital expenditures / Net sales	4.4%	3.3%	3.4%	3.6%	4.2%
Dividends per share	$0.60	$0.52	$0.52	$0.52	$0.67
Earnings per share (5)	$2.84	$1.51	$0.44	$0.63	$(0.69)
Earnings per share — assuming dilution (5)	$2.81	$1.49	$0.44	$0.62	$(0.69)
Net debt to capital (2)	30.5%	36.5%	39.3%	38.4%	37.2%
Number of associates at year-end	27,345	25,931	26,073	17,963	18,735
Number of shareholders (6)	54,514	42,484	42,184	44,057	39,919

(1)	EBIT is defined as operating income plus other income (expense) — net.

(2)	The company presents net debt because it believes net debt is more representative of the company’s indicative financial position due to temporary changes in cash and cash equivalents.

(3)	Return on equity is defined as income (loss) before cumulative effect of accounting changes divided by ending shareholders’ equity.

(4)	Based on average number of associates employed during the year.

(5)	Based on average number of shares outstanding during the year and includes the cumulative effect of accounting change in 2002, which is related to the adoption of SFAS No. 142.

(6)	Includes an estimated count of shareholders having common stock held for their accounts by banks, brokers and trustees for benefit plans.

(7)	Gross profit for 2003 included a reclassification of $7.5 million from cost of products sold to selling, administrative and general expenses for Torrington engineering and research and development expenses to be consistent with the company’s 2004 cost classification methodology.
16          THE TIMKEN COMPANY

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Introduction
The Timken Company is a leading global manufacturer of highly engineered anti-friction bearings and alloy steels and a provider of related products and services. Timken operates under three segments: Industrial Group, Automotive Group and Steel Group.
The Industrial and Automotive Groups design, manufacture and distribute a range of bearings and related products and services. Industrial Group customers include both original equipment manufacturers and distributors for agriculture, construction, mining, energy, mill, machine tooling, aerospace and rail applications. Automotive Group customers include original equipment manufacturers and suppliers for passenger cars, light trucks, and medium- to heavy-duty trucks. Steel Group products include steels of low and intermediate alloy, vacuum-processed alloys, tool steel and some carbon grades, in both solid and tubular sections, as well as custom-made steel products, for both industrial and automotive applications, including bearings.
Financial Overview
2005 compared to 2004
Overview:

	2005	2004	$ Change	% Change

(Dollars in millions, except earnings per share)
Net sales	$5,168.4	$4,513.7	$654.7	14.5%
Net income	$260.3	$135.7	$124.6	91.8%
Earnings per share — diluted	$2.81	$1.49	$1.32	88.6%
Average number of shares — diluted	92,537,529	90,759,571	—	2.0%

The Timken Company reported record net sales for 2005 of approximately $5.2 billion, compared to $4.5 billion in 2004, an increase of 14.5%. Sales were higher across all three business segments. For 2005, earnings per diluted share were $2.81, compared to $1.49 per diluted share for 2004.
The company achieved record sales and net income in 2005. Higher demand across a broad range of industrial markets drove sales. The company expanded its presence in the aerospace aftermarket through acquisitions and alliances. The company also leveraged demand and continued the use of surcharges and price increases to recover high raw material costs. The company improved its product mix and increased production capacity in targeted areas, including significant investments in the United States, China and Romania. The company launched two significant initiatives: (1) Project ONE, a five-year program designed to improve business processes and systems; and (2) a growth initiative in Asia with the objective of increasing market share, influencing major design centers and expanding the company’s network of sources of globally competitive friction management products. In addition, the company announced a significant restructuring within its Automotive Group.
The company expects continued strong financial performance in 2006. Global industrial markets are expected to remain strong, while improvements in the company’s operating performance will be partially constrained by investments in Project ONE and Asia growth initiatives, as well as the expensing of stock options.
In 2005, the Industrial Group’s net sales increased 12.6% from 2004 to a record $1.9 billion. The increase was the result of higher volume and improved product mix. Many end markets were strong, especially mining, metals, rail, aerospace, oil and gas, which also drove strong distribution sales. The Industrial Group also benefited from growth in emerging markets, especially China. The Industrial Group’s profitability in 2005 increased from 2004, reflecting volume growth and price increases, partially offset by investments in Project ONE and Asia growth initiatives.
The Automotive Group’s net sales in 2005 increased 5.0% from 2004 to $1.7 billion. Sales grew as a result of favorable pricing actions and growth in medium- and heavy-truck markets. The Automotive Group had a loss in 2005. The positive impact of increased volume and pricing were more than offset by higher manufacturing costs associated with ramping up plants serving industrial customers and from reduced unit volume from light vehicle customers. Automotive results were also impacted by investments in Project ONE and an increase in the accounts receivable reserve. The company has announced a restructuring plan as part of its effort to improve the Automotive Group performance and address challenges in the automotive markets.
In 2005, the Steel Group’s net sales, including intersegment sales, were $1.8 billion, up 27.2% from 2004. The sales growth reflected record shipments, driven by strong industrial markets, as well as surcharges and price increases to offset higher raw material and energy costs. For 2005, the Steel Group’s profitability increased from 2004 as a result of higher volume, raw material surcharges, price increases, high capacity utilization and record productivity.

THE TIMKEN COMPANY	17

The Statement of Income
Sales by Segment:

	2005	2004	$ Change	% Change

(Dollars in millions, and exclude intersegment sales)
Industrial Group	$1,925.2	$1,709.8	$215.4	12.6%
Automotive Group	1,661.0	1,582.2	78.8	5.0%
Steel Group	1,582.2	1,221.7	360.5	29.5%

Total company	$5,168.4	$4,513.7	$654.7	14.5%

The Industrial Group’s net sales increased from 2004 due to higher volume and improved product mix. Many end markets were strong, especially mining, metals, rail, aerospace and oil and gas, which also drove strong distribution sales. The Automotive Group’s net sales increased from 2004 due to improved pricing and growth in medium- and heavy-truck markets. The Steel Group’s net sales increased from 2004 due to strong industrial, aerospace and energy sector demand, as well as increased pricing and surcharges to recover high raw material and energy costs.
Gross Profit:

	2005	2004	$ Change	% Change

(Dollars in millions)
Gross profit	$1,058.7	$838.6	$220.1	26.2%
Gross profit % to net sales	20.5%	18.6%	—	1.9%
Rationalization and integration charges included in cost of products sold	$14.5	$4.5	$10.0	—

Gross profit benefited from price increases and surcharges, favorable sales volume and mix. In 2005, manufacturing rationalization and integration charges related to the rationalization of the company’s Canton, Ohio bearing facilities and costs for certain facilities in Torrington, Connecticut. In 2004, manufacturing rationalization and integration charges related primarily to expenses associated with the integration of Torrington.
Selling, Administrative and General Expenses:

	2005	2004	$ Change	% Change

(Dollars in millions)
Selling, administrative and general expenses	$661.6	$587.9	$73.7	12.5%
Selling, administrative and general expenses % to net sales	12.8%	13.0%	—	(0.2)%
Rationalization and integration charges included in selling, administrative and general expenses	$2.8	$22.5	$(19.7)	(87.6)%

The increase in selling, administrative and general expenses in 2005, compared to 2004, was due primarily to higher costs associated with performance-based compensation and growth initiatives, partially offset by lower manufacturing rationalization and integration charges. Growth initiatives included investments in Project ONE, as well as targeted geographic growth in Asia.
In 2005, the manufacturing rationalization and integration charges primarily related to the rationalization of the company’s Canton, Ohio bearing facilities and costs associated with the Torrington acquisition. In 2004, the manufacturing rationalization and integration charges related primarily to expenses associated with the integration of Torrington, mostly for information technology and purchasing initiatives.

18	THE TIMKEN COMPANY

Impairment and Restructuring Charges:

	2005	2004	$	Change

(Dollars in millions)
Impairment charges	$0.8	$8.5		$(7.7)
Severance and related benefit costs	20.3	4.2		16.1
Exit costs	5.0	0.7		4.3

Total	$26.1	$13.4		$12.7

In 2005, the company recorded approximately $20.3 million of severance and related benefit costs and $2.8 million of exit costs as a result of environmental charges related to the closure of manufacturing facilities in Clinton, South Carolina, and administrative facilities in Torrington, Connecticut and Norcross, Georgia. These closures are part of the restructuring plans for the Automotive Group announced in July 2005. These restructuring efforts, along with other future actions, are targeted to deliver annual pretax savings of approximately $40 million by the end of 2007, with expected net workforce reductions of approximately 400 to 500 positions and pretax costs of approximately $80 to $90 million.
Asset impairment charges of $0.8 million and exit costs of $2.2 million related to environmental charges were recorded in 2005 as a result of the rationalization of the company’s three bearing plants in Canton, Ohio within the Industrial Group. This initiative is expected to deliver annual pretax savings of approximately $25 million through streamlining operations and workforce reductions, with pretax restructuring costs of approximately $35 to $40 million over the next four years.
In 2004, the impairment charges related primarily to the write-down of property, plant and equipment at one of the Steel Group’s facilities, based on the company’s estimate of its fair value. The severance and related benefit costs related to associates who exited the company as a result of the integration of Torrington. The exit costs related primarily to domestic facilities.
Rollforward of Restructuring Accruals:

	2005	2004

(Dollars in millions)
Beginning balance, January 1	$4.1	$4.5
Expense	25.3	4.9
Payments	(3.4)	(5.3)

Ending balance, December 31	$26.0	$4.1

The restructuring accrual for 2005 and 2004 is included in accounts payable and other liabilities in the Consolidated Balance Sheet.

THE TIMKEN COMPANY	19

Interest Expense and Income:

	2005	2004	$	Change

(Dollars in millions)
Interest expense	$51.6	$50.8		$0.8
Interest income	$3.4	$1.4		$2.0

Interest expense for 2005 increased slightly, compared to last year due to higher effective interest rates. Interest income increased due to higher cash balances and interest rates.
Other Income and Expense:

	2005	2004	$	Change

(Dollars in millions)
CDSOA receipts, net of expenses	$77.1	$44.4		$32.7

Other expense — net:
Gain on divestitures of non-strategic assets	$8.9	$16.4		$(7.5)
Loss on dissolution of subsidiary	(0.6)	(16.2)		15.6
Other	(17.7)	(32.6)		14.9

Other expense — net	$(9.4)	$(32.4)		$23.0

U.S. Continued Dumping and Subsidy Offset Act (CDSOA) receipts are reported net of applicable expenses. CDSOA provides for distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and people. In 2005, the company received CDSOA receipts, net of expenses of $77.1 million. In 2004, the CDSOA receipts of $44.4 million were net of the amounts that Timken delivered to the seller of the Torrington business, pursuant to the terms of the agreement under which the company purchased Torrington. In 2004, Timken delivered to the seller of the Torrington business 80% of the CDSOA payments received for Torrington’s bearing business. Timken is under no further obligation to transfer any CDSOA payments to the seller of the Torrington business. In September 2002, the World Trade Organization (WTO) ruled that such payments are inconsistent with international trade rules. In February 2006, U.S. legislation was signed into law that would end CDSOA distributions for imports covered by antidumping duty orders entering the U.S. after September 30, 2007. Instead, any such antidumping duties collected would remain with the U.S. Treasury. This legislation is not expected to have a significant effect on potential CDSOA distributions in 2006 or 2007, but would be expected to reduce likely distributions in years beyond 2007, with distributions eventually ceasing. There are a number of factors that can affect whether the company receives any CDSOA distributions and the amount of such distributions in any year. These factors include, among other things, potential additional changes in the law, ongoing and potential additional legal challenges to the law, the administrative operation of the law and the status of the underlying antidumping orders. Accordingly, the company cannot reasonably estimate the amount of CDSOA distributions it will receive in future years, if any. If the company does receive CDSOA distributions in 2006, they likely will be received in the fourth quarter.
In 2005, the gain on divestitures of non-strategic assets of $8.9 million related to the sale of certain non-strategic assets, which included NRB Bearings, a joint venture based in India, and the Industrial Group’s Linear Motion Systems business, based in Europe. In 2004, the $16.4 million gain included the sale of real estate at a facility in Duston, England, which ceased operations in 2002, offset by a loss on the sale of the company’s Kilian bearing business, which was acquired in the Torrington acquisition.
In 2004, the company began the process of liquidating one of its inactive subsidiaries, British Timken Ltd., located in Duston, England. The company recorded non-cash charges on dissolution of $0.6 million and $16.2 million in 2005 and 2004, respectively, which related primarily to the transfer of cumulative foreign currency translation losses to the Statement of Income.
For 2005, other expense included losses on the disposal of assets, losses from equity investments, donations, minority interests and foreign currency exchange losses. For 2004, other expense included losses from equity investments, losses on the disposal of assets, foreign currency exchange losses, donations, minority interests, and a non-cash charge for the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (FIN 46). During 2000, the company’s Steel Group invested in a joint venture, PEL Technologies (PEL), to commercialize a proprietary technology that converts iron units into engineered iron oxide for use in pigments, coatings and abrasives. The company previously accounted for its investment in PEL, which is a development stage company, using the equity method. Refer to Note 12 — Equity Investments in the Notes to Consolidated Financial Statements for additional discussion.

20	THE TIMKEN COMPANY

Income Tax Expense:

	2005	2004	$ Change	% Change

(Dollars in millions)
Income tax expense	$130.3	$64.1	$66.2	103.3%
Effective tax rate	33.4%	32.1%	—	1.3%

The effective tax rate for 2005 was less than the U.S. statutory tax rate due to tax benefits on foreign income, including the extraterritorial income exclusion on U.S. exports, tax holidays in China and the Czech Republic, and earnings of certain foreign subsidiaries being taxed at a rate less than 35%, as well as the aggregate tax benefit of other U.S. tax items. These benefits were offset partially by taxes incurred on foreign remittances, U.S. state and local income taxes and the inability to record a tax benefit for losses at certain foreign subsidiaries.
The effective tax rate for 2004 was less than the U.S. statutory tax rate due to benefits from the settlement of prior years’ liabilities, the changes in the tax status of certain foreign subsidiaries, benefits of tax holidays in China and the Czech Republic, earnings of certain subsidiaries being taxed at a rate less than 35% and the aggregate impact of certain other items. These benefits were partially offset by the establishment of a valuation allowance against certain deferred tax assets associated with loss carryforwards attributable to a subsidiary that is in the process of liquidation, U.S. state and local income taxes, taxes incurred on foreign remittances and the inability to record a tax benefit for losses at certain foreign subsidiaries.
On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act). The Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from foreign subsidiaries. During 2005, the company repatriated $118.8 million under the Act. This amount consisted of dividends, previously taxed income and returns of capital and resulted in income tax expense of $11.7 million. The Act also contains a provision to gradually eliminate the benefits received by extraterritorial income exclusion on U.S. exports. For 2005, 80% of the benefit is allowed, decreasing to 60% in 2006 and zero in 2007 and thereafter. Additionally, the Act contains a provision that enables companies to deduct a percentage (3% in 2005, increasing to 9% in 2010) of the taxable income derived from qualified domestic manufacturing operations. Due to its net operating loss position in the U.S., the company did not receive any benefit from the manufacturing deduction in 2005. However, it expects to start recognizing these benefits in 2006.
Business Segments:
The primary measurement used by management to measure the financial performance of each segment is adjusted EBIT (earnings before interest and taxes, excluding the effect of amounts related to certain items that management considers not representative of ongoing operations such as impairment and restructuring, rationalization and integration charges, one-time gains or losses on sales of assets, allocated receipts received or payments made under the CDSOA and loss on the dissolution of subsidiary). Refer to Note 14 — Segment Information in the Notes to Consolidated Financial Statements for the reconciliation of adjusted EBIT by Group to consolidated income before income taxes.
Industrial Group:

	2005	2004	$	Change	% Change

(Dollars in millions)
Net sales, including intersegment sales	$1,927.1	$1,711.2		$215.9	12.6%
Adjusted EBIT	$199.9	$177.9		$22.0	12.4%
Adjusted EBIT margin	10.4%	10.4%		—	—

THE TIMKEN COMPANY	21

Sales by the Industrial Group include global sales of bearings and other products and services (other than steel) to a diverse customer base, including: industrial equipment, construction and agriculture, rail and aerospace and defense customers. The Industrial Group also includes aftermarket distribution operations, including automotive applications, for products other than steel.
The Industrial Group’s net sales increased in 2005 due to higher volume and improved product mix. Many end markets were strong, especially mining, metals, rail, aerospace and oil and gas, which also drove strong distribution sales. While sales increased in 2005, adjusted EBIT margin was comparable to 2004, as volume growth and pricing were partially offset by higher manufacturing costs associated with ramping up of capacity to meet customer demand, investments in the Asia growth initiative and Project ONE, and write-offs of obsolete and slow-moving inventory. The Industrial Group continues to focus on improving capacity utilization, product availability and customer service in response to strong industrial demand. During the year, operations were expanded in Wuxi, China, to serve industrial customers. The company also increased capacity at two large-bore bearings operations located in Ploiesti, Romania, and Randleman (Asheboro), North Carolina. The company expects the Industrial Group to benefit from continued strength in global industrial markets.
Automotive Group:

	2005	2004	$	Change	% Change

(Dollars in millions)
Net sales, including intersegment sales	$1,661.0	$1,582.2		$78.8	5.0%
Adjusted EBIT (loss)	$(19.9)	$15.9		$(35.8)	(225.2)%
Adjusted EBIT (loss) margin	(1.2)%	1.0%		—	(2.2)%

The Automotive Group includes sales of bearings and other products and services (other than steel) to automotive original equipment manufacturers and suppliers. The Automotive Group’s net sales increased due to improved pricing and increased demand for heavy-truck products, partially offset by reduced volume for light vehicle products. While the Automotive Group’s improved sales favorably impacted profitability, it was more than offset by the higher manufacturing costs associated with ramping up plants serving industrial customers and from reduced unit volume from light vehicle customers. Automotive results were also impacted by investments in Project ONE and an increase in the accounts receivable reserve. The Automotive Group continues to make progress in its ability to recover higher raw material costs through price increases.
During 2005, the company announced a restructuring plan as part of its effort to improve Automotive Group performance and address challenges in the automotive markets. The company recorded approximately $20.3 million of severance and related benefit costs and $2.8 million of exit costs as a result of environmental and curtailment charges related to the closure of manufacturing facilities in Clinton, South Carolina and administrative facilities in Torrington, Connecticut and Norcross, Georgia. The Automotive Group’s adjusted EBIT (loss) will exclude these restructuring costs, as they are not representative of ongoing operations. The company expects to see improvement in the Automotive Group, despite the challenging environment in the North American automotive industry.
Steel Group:

	2005	2004	$	Change	% Change

(Dollars in millions)
Net sales, including intersegment sales	$1,760.3	$1,383.6		$376.7	27.2%
Adjusted EBIT	$219.8	$54.8		$165.0	301.1%
Adjusted EBIT margin	12.5%	4.0%		—	8.5%

The Steel Group sells many products, including steels of low and intermediate alloy, vacuum-processed alloys, tool steel and some carbon grades in both solid and tubular sections, as well as custom-made steel products for both automotive and industrial applications, including bearings. The Steel Group’s 2005 net sales increased over 2004 due to strong demand in industrial, aerospace and energy sectors, as well as increased pricing and surcharges to recover high raw material and energy costs. The Steel Group’s improved profitability reflects price increases and surcharges to recover high raw material costs, improved volume and mix, as well as continued high labor productivity. The company expects Steel Group adjusted EBIT to be lower in 2006 due to lower surcharges.

22	THE TIMKEN COMPANY

2004 compared to 2003
Overview:

	2004	2003	$	Change	% Change

(Dollars in millions, except earnings per share)
Net sales	$4,513.7	$3,788.1		$725.6	19.2%
Net income	$135.7	$36.5		$99.2	271.8%
Earnings per share — diluted	$1.49	$0.44		$1.05	238.6%
Average number of shares — diluted	90,759,571	83,159,321		—	9.1%

Sales by Segment:

	2004	2003	$	Change	% Change

(Dollars in millions, and exclude intersegment sales)
Industrial Group	$1,709.8	$1,498.8		$211.0	14.1%
Automotive Group	1,582.2	1,396.1		186.1	13.3%
Steel Group	1,221.7	893.2		328.5	36.8%

Total company	$4,513.7	$3,788.1		$725.6	19.2%

The Industrial Group’s net sales increased in 2004 due to higher demand, increased prices and favorable foreign currency translation. Many end markets recorded substantial growth, especially construction, agriculture, rail and general industrial equipment. The Automotive Group’s net sales benefited in 2004 from increased light vehicle penetration from new products, strong medium- and heavy-truck production and favorable foreign currency translation. For both the Industrial and Automotive Groups, a portion of the net sales increase over 2003 was attributable to Torrington’s results only being included from February 18, 2003, the date it was acquired. The increase in the Steel Group’s net sales in 2004 resulted primarily from surcharges and price increases, which were driven by higher raw material costs, as well as increased volume. Demand increased across steel customer segments, led by strong industrial demand.
Gross Profit:

	2004	2003	$	Change	% Change

(Dollars in millions)
Gross profit	$838.6	$639.1		$199.5	31.2%
Gross profit % to net sales	18.6%	16.9%		—	1.7%
Integration and special charges included in cost of products sold	$4.5	$3.4		$1.1	32.4%

Gross profit for 2003 included a reclassification of $7.5 million from cost of products sold to selling, administrative and general expenses for Torrington engineering and research and development expenses to be consistent with the company’s 2004 cost classification methodology. Gross profit in 2004 benefited from higher sales and volume, strong operating performance and operating cost improvements. Gross profit was negatively impacted by higher raw material costs, although the company recovered a significant portion of these costs through price increases and surcharges.
In 2004, integration charges related to the continued integration of Torrington. In 2003, integration and special charges related primarily to the integration of Torrington in the amount of $9.3 million and costs incurred for the Duston, England plant closure in the amount of $4.0 million. These charges were partially offset by curtailment gains in 2003 in the amount of $9.9 million, resulting from the redesign of the company’s U.S.-based employee benefit plans.

THE TIMKEN COMPANY	23

Selling, Administrative and General Expenses:

	2004	2003	$	Change	% Change

(Dollars in millions)
Selling, administrative and general expenses	$587.9	$521.7		$66.2	12.7%
Selling, administrative and general expenses % to net sales	13.0%	13.8%		—	(0.8)%
Integration charges included in selling, administrative and general expenses	$22.5	$30.5		$(8.0)	(26.2)%

Selling, administrative and general expenses for 2003 included a reclassification of $7.5 million from cost of products sold. The increase in selling, administrative and general expenses in 2004 was due primarily to higher sales, higher accruals for performance-based compensation and foreign currency translation, partially offset by lower integration charges. The decrease between years in selling, administrative and general expenses as a percentage of net sales was primarily the result of the company’s ability to leverage expenses on higher sales, continued focus on controlling spending and savings resulting from the integration of Torrington.
The integration charges for 2004 related to the continued integration of Torrington, primarily for information technology and purchasing initiatives. In 2003, integration charges included integration costs for the Torrington acquisition of $27.6 million and curtailment losses resulting from the redesign of the company’s U.S.-based employee benefit plans of $2.9 million.
Impairment and Restructuring Charges:

	2004	2003	$	Change

(Dollars in millions)
Impairment charges	$8.5	$12.5		$(4.0)
Severance and related benefit costs	4.2	2.9		1.3
Exit costs	0.7	3.7		(3.0)

Total	$13.4	$19.1		$(5.7)

In 2004, the impairment charges related primarily to the write-down of property, plant and equipment at one of the Steel Group’s facilities. The severance and related benefit costs related to associates who exited the company as a result of the integration of Torrington. The exit costs related primarily to facilities in the U.S.
In 2003, impairment charges represented the write-off of the remaining goodwill for the Steel Group in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” of $10.2 million and impairment charges for the Columbus, Ohio plant of $2.3 million. The severance and related benefit costs of $2.9 million related to associates who exited the company as a result of the integration of Torrington and other actions taken by the company to reduce costs. The exit costs were comprised of $3.0 million for the Columbus, Ohio plant and $0.7 million for the Duston, England plant. The Duston and Columbus plants were closed as part of the company’s manufacturing strategy initiative (MSI) program in 2001. The additional costs that were incurred in 2003 for these two projects were the result of changes in estimates.

24	THE TIMKEN COMPANY

Interest Expense and Income:

	2004	2003	$	Change

(Dollars in millions)
Interest expense	$50.8	$48.4		$2.4
Interest income	$1.4	$1.1		$0.3

Interest expense increased due primarily to higher average debt balances during 2004, compared to 2003.
Other Income and Expense:

	2004	2003	$	Change

(Dollars in millions)
CDSOA receipts, net of expenses	$44.4	$65.6		$(21.2)

Other expense — net:
Impairment charge — equity investment	$—	$(45.7)		$45.7
Gain on divestitures of non-strategic assets	16.4	2.0		14.4
Loss on dissolution of subsidiary	(16.2)	—		(16.2)
Other	(32.6)	(12.0)		(20.6)

Other expense — net	$(32.4)	$(55.7)		$23.3

CDSOA receipts are reported net of applicable expenses. CDSOA provides for distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and people.
The CDSOA receipts of $44.4 million and $65.6 million in 2004 and 2003, respectively were net of the amounts that Timken delivered to the seller of the Torrington business, pursuant to the terms of the agreement under which the company purchased Torrington. In 2004 and 2003, Timken delivered to the seller of the Torrington business 80% of the CDSOA payments received in 2004 and 2003 for Torrington’s bearing business. Amounts received in 2003 are net of a one-time repayment of $2.8 million, due to a miscalculation by the U.S. Treasury Department of funds received by the company in 2002.
During 2004, the company sold certain non-strategic assets, which included: real estate at its facility in Duston, England, which ceased operations in 2002, for a gain of $22.5 million; and the company’s Kilian bearing business, which was acquired in the Torrington acquisition, for a loss of $5.4 million. In 2003, the gain related primarily to the sale of property in Daventry, England.
In 2004, the company began the process of liquidating one of its inactive subsidiaries, British Timken Ltd., located in Duston, England. The company recorded a non-cash charge of $16.2 million on dissolution, which related primarily to the transfer of cumulative foreign currency translation losses to the Statement of Income.
For 2004, Other included losses on the disposal of assets, losses from equity investments, foreign currency exchange losses, donations, minority interests, and a non-cash charge for the adoption of FIN 46. For 2003, Other included losses from equity investments, losses on the disposal of assets, foreign currency exchange gains and minority interests.
During 2000, the company’s Steel Group invested in a joint venture, PEL Technologies (PEL), to commercialize a proprietary technology that converts iron units into engineered iron oxide for use in pigments, coatings and abrasives. The company previously accounted for its investment in PEL, which is a development stage company, using the equity method. In the fourth quarter of 2003, the company concluded that its investment in PEL was impaired and recorded a non-cash impairment charge totaling $45.7 million. Refer to Note 12 — Equity Investments in the Notes to Consolidated Financial Statements for additional discussion.

THE TIMKEN COMPANY	25

Income Tax Expense:

	2004	2003	$	Change	% Change

(Dollars in millions)
Income tax expense	$64.1	$24.3		$39.8	163.8%
Effective tax rate	32.1%	40.0%		—	(7.9)%

Income tax expense for 2004 was favorably impacted by tax benefits relating to settlement of prior years’ liabilities, the changes in the tax status of certain foreign subsidiaries, earnings of certain subsidiaries being taxed at a rate less than 35%, benefits of tax holidays in China and the Czech Republic, tax benefits from extraterritorial income exclusion, and the aggregate impact of certain items of income that were not subject to income tax. These benefits were partially offset by the establishment of a valuation allowance against certain deferred tax assets associated with loss carryforwards attributable to a subsidiary, which was in the process of liquidation; state and local income taxes; and taxes incurred on foreign remittances. The effective tax rate for 2003 exceeded the U.S. statutory tax rate as a result of state and local income taxes, withholding taxes on foreign remittances, losses incurred in foreign jurisdictions that were not available to reduce overall tax expense and the aggregate effect of certain nondeductible expenses. The unfavorable tax rate adjustments were partially mitigated by benefits from extraterritorial income.
Business Segments:
Industrial Group:

	2004	2003	$	Change	% Change

(Dollars in millions)
Net sales, including intersegment sales	$1,711.2	$1,499.7		$211.5	14.1%
Adjusted EBIT	$177.9	$128.0		$49.9	39.0%
Adjusted EBIT margin	10.4%	8.5%		—	1.9%

The Industrial Group’s net sales in 2004 increased due to higher demand, increased prices and favorable foreign currency translation. Many end markets recorded substantial growth, especially construction, agriculture, rail and general industrial equipment. A portion of the net sales increase was attributable to the acquisition of Torrington. Sales to distributors increased slightly in 2004 as distributors reduced their inventories of Torrington-branded products.

26	THE TIMKEN COMPANY

Automotive Group:

	2004	2003	$	Change	% Change

(Dollars in millions)
Net sales, including intersegment sales	$1,582.2	$1,396.1		$186.1	13.3%
Adjusted EBIT	$15.9	$15.7		$0.2	1.3%
Adjusted EBIT margin	1.0%	1.1%		—	(0.1)%

The Automotive Group’s net sales in 2004 benefited from increased light vehicle penetration from new products, strong medium- and heavy-truck production and favorable foreign currency translation. Sales for light vehicle applications increased, despite lower vehicle production in North America. Medium- and heavy-truck demand continued to be strong, primarily due to a 37% increase in North American vehicle production.
A portion of the net sales increase in 2004 was attributable to the acquisition of Torrington. The Automotive Group’s profitability in 2004 benefited from higher sales and strong operating performance, but was negatively impacted by higher raw material costs.
Steel Group:

	2004	2003	$	Change	% Change

(Dollars in millions)
Net sales, including intersegment sales	$1,383.6	$1,026.5		$357.1	34.8%
Adjusted EBIT (loss)	$54.8	$(6.0)		$60.8	—
Adjusted EBIT (loss) margin	4.0%	(0.6)%		—	4.6%

The increase in the Steel Group’s net sales in 2004 resulted primarily from surcharges and price increases, which were driven by higher raw material costs, as well as increased volume. Demand increased across all steel customer segments, led by strong industrial market growth. The strongest customer segments for the Steel Group were oil production, aerospace and general industrial customers. The Steel Group’s profitability improved significantly in 2004 due to volume, raw material surcharges and price increases. Raw material costs, especially scrap steel prices, increased over 2003. The company recovered these cost increases primarily through surcharges.
During the second quarter of 2004, the company’s Faircrest steel facility was shut down for 10 days to clean up contamination from a material commonly used in industrial gauging. This material entered the facility from scrap steel provided by one of its suppliers. In 2004, the company recovered all of the clean-up, business interruption and disposal costs in excess of $4 million of insurance deductibles.

THE TIMKEN COMPANY	27

The Balance Sheet
Total assets as shown on the Consolidated Balance Sheet at December 31, 2005 increased by $50.8 million from December 31, 2004. This increase was due primarily to increased working capital required to support higher sales offset by lower total other assets and property, plant and equipment — net.
Current Assets:

	12/31/05	12/31/04	$	Change	% Change

(Dollars in millions)
Current assets
Cash and cash equivalents	$65.4	$51.0		$14.4	28.2%
Accounts receivable, less allowances: 2005 – $40,618; 2004 – $36,279	711.8	706.1		5.7	0.8%
Inventories — net	998.4	874.8		123.6	14.1%
Deferred income taxes	105.0	113.3		(8.3)	(7.3)%
Deferred charges and prepaid expenses	21.2	20.3		0.9	4.4%
Other current assets	81.5	73.7		7.8	10.6%

Total current assets	$1,983.3	$1,839.2		$144.1	7.8%

The increase in cash and cash equivalents in 2005 was partially due to accumulated cash at certain debt-free foreign subsidiaries. Refer to the Consolidated Statement of Cash Flows for further explanation. Net accounts receivable increased as a result of the higher sales in the fourth quarter of 2005 as compared to 2004, offset by the impact of foreign currency translation and higher allowance for doubtful accounts. The increase in inventories was due primarily to higher volume and increased raw material costs, partially offset by the impact of foreign currency translation. The decrease in deferred income taxes related primarily to the utilization of loss carryforwards, offset by a reclassification of the benefit of certain other loss carryforwards from non-current deferred income tax asset.
Property, Plant and Equipment — Net:

	12/31/05	12/31/04	$	Change	% Change

(Dollars in millions)
Property, plant and equipment — cost	$3,640.5	$3,622.6		$17.9	0.5%
Less: allowances for depreciation	(2,093.5)	(2,039.2)		(54.3)	2.7%

Property, plant and equipment — net	$1,547.0	$1,583.4		$(36.4)	(2.3)%

The decrease in property, plant and equipment — net in 2005 was due primarily to the impact of foreign currency translation.
Other Assets:

	12/31/05	12/31/04	$	Change	% Change

(Dollars in millions)
Goodwill	$204.1	$189.3		$14.8	7.8%
Other intangible assets	184.6	179.0		5.6	3.1%
Deferred income taxes	5.8	85.2		(79.4)	(93.2)%
Other non-current assets	68.9	66.8		2.1	3.1%

Total other assets	$463.4	$520.3		$(56.9)	(10.9)%

The increase in goodwill and other intangible assets in 2005 was due primarily to the acquisition of Bearing Inspection, Inc. (BII), a provider of bearing inspection, reconditioning and engineering services, in the fourth quarter of 2005. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill in the amount of $15.3 million. The increase in other intangible assets related to BII of $27.2 million was offset by the decrease in intangible pension assets, resulting from the decrease in minimum pension liability. The decrease in deferred income taxes related primarily to pension contributions and the reclassification of certain loss carryforwards to current deferred income tax asset.

28	THE TIMKEN COMPANY

Current Liabilities:

	12/31/05	12/31/04	$	Change	% Change

(Dollars in millions)
Short-term debt	$63.4	$157.4		$(94.0)	(59.7)%
Accounts payable and other liabilities	501.0	501.8		(0.8)	(0.2)%
Salaries, wages and benefits	375.3	334.6		40.7	12.2%
Income taxes payable	34.1	19.0		15.1	79.5%
Deferred income taxes	4.9	16.5		(11.6)	(70.3)%
Current portion of long-term debt	95.8	1.3		94.5	—

Total current liabilities	$1,074.5	$1,030.6		$43.9	4.3%

The decrease in short-term debt was the result of lower short-term debt requirements in Europe. The increase in salaries, wages and benefits was due primarily to an increase in the current portion of accrued pension cost, based upon the company’s estimate of contributions to its pension plans in the next twelve months, and higher accruals for performance-based compensation. The increase in income taxes payable is due primarily to higher earnings in 2005 and foreign dividends received in the fourth quarter. The decrease in deferred income taxes is due primarily to the reversal of timing differences at certain foreign affiliates. The current portion of long-term debt increased due to the reclassification of debt maturing within the next twelve months to current.
Non-Current Liabilities:

	12/31/05	12/31/04	$	Change	% Change

(Dollars in millions)
Long-term debt	$561.7	$620.6		$(58.9)	(9.5)%
Accrued pension cost	246.7	468.6		(221.9)	(47.4)%
Accrued postretirement benefits cost	513.8	490.4		23.4	4.8%
Deferred income taxes	42.9	15.1		27.8	184.1%
Other non-current liabilities	57.1	47.7		9.4	19.7%

Total non-current liabilities	$1,422.2	$1,642.4		$(220.2)	(13.4)%

The decrease in long-term debt is related to the reclassification of debt maturing within the next twelve months from long-term to current, partially offset by a new long-term bank loan. The decrease in accrued pension cost in 2005 was due primarily to U.S.-based pension plan contributions and the decrease in the minimum pension liability, partially offset by current year accruals for pension expense. The increase in accrued postretirement benefits cost was due primarily to higher expense accrued versus disbursements made in 2005, as well as the curtailment charges associated with the automotive restructuring announced in 2005. Refer to Note 13 — Retirement and Postretirement Benefit Plans in the Notes to Consolidated Financial Statements. The increase in deferred income taxes is due primarily to pension contributions and CDSOA receipts in 2005, as well as other normal timing differences, which resulted in a higher non-current, deferred tax liability, compared to 2004.
THE TIMKEN COMPANY            29

Shareholders’ Equity:

	12/31/05	12/31/04	$	Change	% Change

(Dollars in millions)
Common stock	$772.1	$711.8		$60.3	8.5%
Earnings invested in the business	1,052.9	847.7		205.2	24.2%
Accumulated other comprehensive loss	(323.5)	(289.5)		(34.0)	11.7%
Treasury shares	(4.4)	(0.2)		(4.2)	—

Total shareholders’ equity	$1,497.1	$1,269.8		$227.3	17.9%

The increase in common stock related to stock option exercises by employees and the related income tax benefits. Earnings invested in the business were increased in 2005 by net income, partially reduced by dividends declared. The increase in accumulated other comprehensive loss was due primarily to foreign currency translation, partially offset by a decrease in the minimum pension liability. The decrease in the foreign currency translation adjustment was due to strengthening of the U.S. dollar relative to other currencies, such as the Euro and Polish zloty. For discussion regarding the impact of foreign currency translation, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Cash Flows

	12/31/05	12/31/04	$	Change

(Dollars in millions)
Net cash provided by operating activities	$318.7	$120.5		$198.2
Net cash used by investing activities	(242.8)	(108.6)		(134.2)
Net cash (used) provided by financing activities	(56.3)	(1.9)		(54.4)
Effect of exchange rate changes on cash	(5.2)	12.3		(17.5)

Increase (decrease) in cash and cash equivalents	$14.4	$22.3		$(7.9)

The increase in net cash provided by operating activities of $198.2 million was primarily the result of higher net income of $260.3 million, adjusted for non-cash items of $308.7 million, compared to net income of $135.7 million, adjusted for non-cash items of $290.5 million in 2004. The non-cash items include depreciation and amortization expense, gain or loss on disposals of assets, deferred income tax provision and amortization of restricted share awards. Accounts receivable was a use of cash of $29.4 million in 2005, compared to a use of cash of $114.3 million in 2004. In 2005, inventory was a use of cash of $160.3 million, compared to a use of cash of $130.4 million in 2004. Accounts receivable and inventory increased during the year due to higher sales volume. Excluding cash contributions to the company’s U.S.-based pension plans, accounts payable and accrued expenses were a source of cash of $181.6 million in 2005, compared to a source of cash of $111.8 million in 2004. The company made cash contributions to its U.S.-based pension plans in 2005 of $226.2 million, compared to $185.0 million in 2004.
The increase in net cash used by investing activities was due primarily to higher capital expenditures in 2005, compared to 2004, and the $42.4 million acquisition of Bearing Inspection, Inc. in the fourth quarter of 2005. Purchases of property, plant and equipment — net of $221.0 million increased from $155.2 million in 2004. The cash proceeds from the sale of the Industrial Group’s Linear Motion Systems business in 2005 partially offset the increase in cash used by investing activities. The proceeds from disposals of non-strategic assets were $21.8 million in 2005, compared to $50.7 million in 2004.
Net cash used by financing activities related primarily to dividends paid in 2005 and 2004 of $55.1 million and $46.8 million, respectively. In 2005, the proceeds from the exercise of stock options were offset by net repayments on the company’s credit facilities. In 2004, the dividends paid were offset by the company’s increased borrowings on its credit facilities and proceeds from the exercise of stock options.
30            THE TIMKEN COMPANY

Liquidity and Capital Resources
Total debt was $720.9 million at December 31, 2005, compared to $779.3 million at December 31, 2004. Net debt was $655.5 million at December 31, 2005, compared to $728.3 million at December 31, 2004. The net debt to capital ratio was 30.5% at December 31, 2005, compared to 36.5% at December 31, 2004.
Reconciliation of total debt to net debt and the ratio of net debt to capital:
Net Debt:

	12/31/05	12/31/04

(Dollars in millions)
Short-term debt	$63.4	$157.4
Current portion of long-term debt	95.8	1.3
Long-term debt	561.7	620.6

Total debt	720.9	779.3
Less: cash and cash equivalents	(65.4)	(51.0)

Net debt	$655.5	$728.3

Ratio of Net Debt to Capital:

	12/31/05	12/31/04

(Dollars in millions)
Net debt	$655.5	$728.3
Shareholders’ equity	1,497.1	1,269.8

Net debt + shareholders’ equity (capital)	2,152.6	1,998.1

Ratio of net debt to capital	30.5%	36.5%

The company presents net debt because it believes net debt is more representative of the company’s indicative financial position.
On June 30, 2005, the company entered into a $500 million Amended and Restated Credit Agreement (Senior Credit Facility) that replaced the company’s previous credit agreement, dated as of December 31, 2002. The Senior Credit Facility matures on June 30, 2010. At December 31, 2005, the company had no outstanding borrowings under its $500 million Senior Credit Facility, and letters of credit totaling $77.1 million, which reduced the availability under the Senior Credit Facility to $422.9 million. Under this Senior Credit Facility, the company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At December 31, 2005, the company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements.
In addition, the company entered into a new $200 million Accounts Receivable Securitization Financing Agreement (2005 Asset Securitization), as of December 30, 2005, replacing a $125 million Asset Securitization Financing Agreement. The 2005 Asset Securitization provides for borrowings up to $200 million, limited to certain borrowing base calculations, and is secured by certain domestic trade receivables of the company. The 2005 Asset Securitization is in effect for one year, and there were no outstanding borrowings as of December 31, 2005.
The company expects that any cash requirements in excess of cash generated from operating activities will be met by the availability under its 2005 Asset Securitization and Senior Credit Facility. The company believes it has sufficient liquidity to meet its obligations through 2006.
THE TIMKEN COMPANY            31

Financing Obligations and Other Commitments
The company’s contractual debt obligations and contractual commitments outstanding as of December 31, 2005 are as follows:

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

(Dollars in millions)
Interest payments	$391.7	$36.9	$63.3	$53.4	$238.1
Long-term debt	657.6	95.8	26.2	297.7	237.9
Short-term debt	63.4	63.4	—	—	—
Operating leases	133.1	27.7	43.7	28.9	32.8
Supply agreement	2.3	2.3	—	—	—

Total	$1,248.1	$226.1	$133.2	$380.0	$508.8

The interest payments are primarily related to medium-term notes that mature over the next twenty-eight years.
In December 2005, the company entered into a $49.8 million unsecured loan in Canada. The principal balance of the loan is payable in full in December 2010. The interest rate is variable based on the Canadian LIBOR rate and interest payments are due quarterly.
The company expects to make cash contributions of $160.2 million to its global defined benefit pension plans in 2006. Refer to Note 13 — Retirement and Postretirement Benefit Plans in the Notes to Consolidated Financial Statements. In connection with the sale of the company’s Ashland, Ohio tooling plant in 2002, the company entered into a $25.9 million four-year supply agreement that expires on June 30, 2006, pursuant to which the company is obliged to purchase tooling.
During 2005, the company did not purchase any shares of its common stock as authorized under the company’s 2000 common stock purchase plan. This plan authorizes the company to buy in the open market or in privately negotiated transactions up to four million shares of common stock, which are to be held as treasury shares and used for specified purposes. This plan authorizes purchases up to an aggregate of $180 million. The company may exercise this authorization until December 31, 2006. The company does not expect to be active in repurchasing its shares under the plan in the near-term.
The company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.
Recent Accounting Pronouncements:
In November 2004, the FASB issued SFAS 151, “Inventory Costs, an amendment of ARB 43, Chapter 4.” SFAS 151 requires certain inventory costs to be recognized as current period expenses. SFAS 151 also provides guidance for the allocation of fixed production costs. This standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Accordingly, the company will adopt this standard in 2006. The company believes that the adoption of this standard will not have a material impact on the financial statements of the company.
In December 2004, the FASB issued SFAS No. 123 — revised 2004 (SFAS 123R), “Share-Based Payment” which replaces SFAS No. 123 (SFAS 123), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the company’s Consolidated Statement of Income. In April 2005, the SEC announced that the accounting provisions of SFAS 123R are to be applied in the first quarter of the fiscal year beginning after June 15, 2005. As a result, the company is now required to adopt SFAS 123R in the first quarter of fiscal 2006 and will recognize stock-based compensation expense using the modified prospective method. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The company estimates that compensation expense related to employee stock options for fiscal 2006 is expected to be approximately $7 million pretax, which will be reflected as compensation expense. No expense is recognized for awards vested in prior periods. This estimate assumes that the number and the fair value of stock options granted are similar to historical activity for all years. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as financing cash flow, rather than as an operating cash flow, as required under previous accounting literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The company believes this reclassification will not have a material impact on its Consolidated Statement of Cash Flows.
32           THE TIMKEN COMPANY

In May 2005, the FASB issued SFAS No. 154 (SFAS 154), “Accounting Changes and Error Corrections,” which changes the accounting for and reporting of a change in accounting principle. This statement also carries forward the guidance from APB No. 20 regarding the correction of an error and changes in accounting estimates. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific or cumulative effects of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The company believes that the adoption of this standard will not have a material impact on the financial statements of the company.
Critical Accounting Policies and Estimates:
The company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The following paragraphs include a discussion of some critical areas that require a higher degree of judgment, estimates and complexity.
Revenue recognition:
The company’s revenue recognition policy is to recognize revenue when title passes to the customer. This occurs at the shipping point, except for certain exported goods for which it occurs when the goods reach their destination. Selling prices are fixed based on purchase orders or contractual arrangements.
Goodwill:
SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and indefinite-lived intangible assets be tested for impairment at least annually. Furthermore, goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The company engages an independent valuation firm and performs its annual impairment test during the fourth quarter after the annual forecasting process is completed. In 2005 and 2004, the fair values of the company’s reporting units exceeded their carrying values, and no impairment losses were recognized. However, in 2003, the carrying value of the company’s Steel reporting units exceeded their fair value. As a result, an impairment loss of $10.2 million was recognized. Refer to Note 8 – Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements.
Restructuring costs:
The company’s policy is to recognize restructuring costs in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Detailed contemporaneous documentation is maintained and updated on a monthly basis to ensure that accruals are properly supported. If management determines that there is a change in estimate, the accruals are adjusted to reflect this change.
Benefit plans:
The company sponsors a number of defined benefit pension plans, which cover eligible associates. The company also sponsors several unfunded postretirement plans that provide health care and life insurance benefits for eligible retirees and dependents. The measurement of liabilities related to these plans is based on management’s assumptions related to future events, including discount rate, return on pension plan assets, rate of compensation increases and health care cost trend rates. The discount rate is determined using a model that matches corporate bond securities against projected future pension and postretirement disbursements. Actual pension plan asset performance either reduces or increases net actuarial gains or losses in the current year, which ultimately affects net income in subsequent years.
THE TIMKEN COMPANY            33

For expense purposes in 2005, the company applied a discount rate of 6.0% and an expected rate of return of 8.75% for the company’s pension plan assets. For 2006 expense, the company reduced the discount rate to 5.875%. The assumption for expected rate of return on plan assets was not changed from 8.75% for 2006. The lower discount rate will result in an increase in 2006 pretax pension expense of approximately $2.4 million. A 0.25 percentage point reduction in the discount rate would increase pension expense by approximately $4.9 million for 2006. A 0.25 percentage point reduction in the expected rate of return would increase pension expense by approximately $4.7 million for 2006.
Effective on January 1, 2004, the company made revisions to certain benefit programs for its U.S.-based employees, resulting in a pretax curtailment gain of $10.7 million. Depending on an associate’s combined age and years of service with the company on January 1, 2004, defined benefit pension plan benefits were reduced or replaced by a new defined contribution plan. The company no longer subsidizes retiree medical coverage for those associates who did not meet a threshold of combined age and years of service with the company on January 1, 2004.
For measurement purposes for postretirement benefits, the company assumed a weighted-average annual rate of increase in the per capita cost (health care cost trend rate) for medical benefits of 9.0% for 2006, declining gradually to 5.0% in 2010 and thereafter; and 12.0% for 2006, declining gradually to 6.0% in 2014 and thereafter for prescription drug benefits. The assumed health care cost trend rate may have a significant effect on the amounts reported. A one percentage point increase in the assumed health care cost trend rate would have increased the 2005 total service and interest components by $1.4 million and would have increased the postretirement obligation by $25.8 million. A one percentage point decrease would provide corresponding reductions of $1.3 million and $23.8 million, respectively.
The U.S. Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Medicare Act) was signed into law on December 8, 2003. The Medicare Act provides for prescription drug benefits under Medicare Part D and contains a subsidy to plan sponsors who provide “actuarially equivalent” prescription plans. In May 2004, the FASB issued FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-2). During 2005, the company’s actuary determined that the prescription drug benefit provided by the company’s postretirement plan is considered to be actuarially equivalent to the benefit provided under the Medicare Act. The effects of the Medicare Act are reductions to the accumulated postretirement benefit obligation of $73.5 million and to the net periodic postretirement benefit cost of $9.2 million. No Medicare cash subsidies were received in 2005.
Income taxes:
SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The company estimates current tax due and temporary differences, resulting from the different treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities that are included within the Consolidated Balance Sheet. Based on known and projected earnings information and prudent tax planning strategies, the company then assesses the likelihood that deferred tax assets will be realized. If the company determines it is more likely than not that a deferred tax asset will not be realized, a charge is recorded to establish a valuation allowance against it, which increases income tax expense in the period in which such determination is made. If the company later determines that realization of the deferred tax asset is more likely than not, a reduction in the valuation allowance is recorded, which reduces income tax expense in the period in which such determination is made. Net deferred tax assets relate primarily to pension and postretirement benefits and tax loss and credit carryforwards, which the company believes are more likely than not to result in future tax benefits. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. Historically, actual results have not differed significantly from those used in determining the estimates described above.
34            THE TIMKEN COMPANY

Other Matters:
The company continues its efforts to protect the environment and comply with environmental protection laws. Additionally, it has invested in pollution control equipment and updated plant operational practices. The company is committed to implementing a documented environmental management system worldwide and to becoming certified under the ISO 14001 standard to meet or exceed customer requirements. As of the end of 2005, 32 of the company’s plants had ISO 14001 certification. The company believes it has established adequate reserves to cover its environmental expenses and has a well-established environmental compliance audit program, which includes a proactive approach to bringing its domestic and international units to higher standards of environmental performance. This program measures performance against local laws, as well as standards that have been established for all units worldwide. It is difficult to assess the possible effect of compliance with future requirements that differ from existing ones. As previously reported, the company is unsure of the future financial impact to the company that could result from the United States Environmental Protection Agency’s (EPA’s) final rules to tighten the National Ambient Air Quality Standards for fine particulate and ozone.
The company and certain of its U.S. subsidiaries have been designated as potentially responsible parties by the EPA for site investigation and remediation at certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund). The claims for remediation have been asserted against numerous other entities, which are believed to be financially solvent and are expected to fulfill their proportionate share of the obligation. Management believes any ultimate liability with respect to all pending actions will not materially affect the company’s results of operations, cash flows or financial position.
On February 7, 2006, the company’s Board of Directors declared a quarterly cash dividend of $0.15 per share. The dividend was paid on March 2, 2006 to shareholders of record as of February 21, 2006. This was the 335th consecutive dividend paid on the common stock of the company.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Changes in short-term interest rates related to several separate funding sources impact the company’s earnings. These sources are borrowings under an Asset Securitization, borrowings under the $500 million Senior Credit Facility, floating rate tax-exempt U.S. municipal bonds with a weekly reset mode and short-term bank borrowings at international subsidiaries. The company is also sensitive to market risk for changes in interest rates, as they influence $80 million of debt that is subject to interest rate swaps. The company has interest rate swaps with a total notional value of $80 million to hedge a portion of its fixed-rate debt. Under the terms of the interest rate swaps, the company receives interest at fixed rates and pays interest at variable rates. The maturity dates of the interest rate swaps are January 15, 2008 and February 15, 2010. If the market rates for short-term borrowings increased by one-percentage-point around the globe, the impact would be an increase in interest expense of $1.8 million with a corresponding decrease in income before income taxes of the same amount. The amount was determined by considering the impact of hypothetical interest rates on the company’s borrowing cost, year-end debt balances by category and an estimated impact on the tax-exempt municipal bonds’ interest rates.
Fluctuations in the value of the U.S. dollar compared to foreign currencies, predominately in European countries, also impact the company’s earnings. The greatest risk relates to products shipped between the company’s European operations and the United States. Foreign currency forward contracts are used to hedge these intercompany transactions. Additionally, hedges are used to cover third-party purchases of product and equipment. As of December 31, 2005, there were $238.4 million of hedges in place. A uniform 10% weakening of the U.S. dollar against all currencies would have resulted in a charge of $23.0 million for these hedges. In addition to the direct impact of the hedged amounts, changes in exchange rates also affect the volume of sales or foreign currency sales price as competitors’ products become more or less attractive.
THE TIMKEN COMPANY            35

Item 8. Financial Statements and Supplementary Data
Consolidated Statement of Income

	Year Ended December 31
	2005	2004	2003

(Thousands of dollars, except per share data)
Net sales	$5,168,434	$4,513,671	$3,788,097
Cost of products sold	4,109,713	3,675,086	3,148,979

Gross Profit	1,058,721	838,585	639,118

Selling, administrative and general expenses	661,592	587,923	521,717
Impairment and restructuring charges	26,093	13,434	19,154

Operating Income	371,036	237,228	98,247

Interest expense	(51,585)	(50,834)	(48,401)
Interest income	3,437	1,397	1,123
Receipt of Continued Dumping & Subsidy Offset Act (CDSOA) payment, net of expenses	77,069	44,429	65,559
Other expense — net	(9,411)	(32,441)	(55,726)

Income Before Income Taxes	$390,546	$199,779	$60,802
Provision for income taxes	130,265	64,123	24,321

Net Income	$260,281	$135,656	$36,481

Earnings per share:
Earnings per share	$2.84	$1.51	$0.44
Earnings per share—assuming dilution	$2.81	$1.49	$0.44

See accompanying Notes to Consolidated Financial Statements.
36           THE TIMKEN COMPANY

Consolidated Balance Sheet

	December 31
	2005	2004

(Thousands of dollars)
ASSETS

Current Assets
Cash and cash equivalents	$65,417	$50,967
Accounts receivable, less allowances: 2005 — $40,618; 2004 — $36,279	711,783	706,098
Inventories — net	998,368	874,833
Deferred income taxes	104,978	113,300
Deferred charges and prepaid expenses	21,225	20,325
Other current assets	81,538	73,675

Total Current Assets	1,983,309	1,839,198

Property, Plant and Equipment — Net	1,547,044	1,583,425

Other Assets
Goodwill	204,129	189,299
Other intangible assets	184,624	178,986
Deferred income taxes	5,834	85,192
Other non-current assets	68,794	66,809

Total Other Assets	463,381	520,286

Total Assets	$3,993,734	$3,942,909

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities
Short-term debt	$63,437	$157,417
Accounts payable and other liabilities	500,939	501,832
Salaries, wages and benefits	375,264	334,654
Income taxes payable	34,131	18,969
Deferred income taxes	4,862	16,478
Current portion of long-term debt	95,842	1,273

Total Current Liabilities	1,074,475	1,030,623

Non-Current Liabilities
Long-term debt	561,747	620,634
Accrued pension cost	246,692	468,644
Accrued postretirement benefits cost	513,771	490,366
Deferred income taxes	42,891	15,113
Other non-current liabilities	57,091	47,681

Total Non-Current Liabilities	1,422,192	1,642,438

Shareholders’ Equity
Class I and II Serial Preferred Stock without par value:
Authorized—10,000,000 shares each class, none issued	—	—
Common stock without par value:
Authorized—200,000,000 shares
Issued (including shares in treasury) (2005 — 93,160,285 shares; 2004 — 90,511,833 shares)
Stated capital	53,064	53,064
Other paid-in capital	719,001	658,730
Earnings invested in the business	1,052,871	847,738
Accumulated other comprehensive loss	(323,449)	(289,486)
Treasury shares at cost (2005 — 154,374 shares; 2004 — 7,501 shares)	(4,420)	(198)

Total Shareholders’ Equity	1,497,067	1,269,848

Total Liabilities and Shareholders’ Equity	$3,993,734	$3,942,909

See accompanying Notes to Consolidated Financial Statements.
THE TIMKEN COMPANY            37

Consolidated Statement of Cash Flows

	Year Ended December 31
	2005	2004	2003

(Thousands of dollars)
CASH PROVIDED (USED)

Operating Activities
Net income	$260,281	$135,656	$36,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	218,059	209,431	208,851
Loss on disposals of property, plant and equipment	10,145	6,336	4,944
Gain on sale of non-strategic assets	(8,960)	(16,393)	—
Loss on dissolution of subsidiary	606	16,186	—
Deferred income tax provision	78,775	62,039	4,406
Stock-based compensation expense	9,294	2,775	2,744
Impairment and restructuring charges	770	10,154	55,967
Changes in operating assets and liabilities:
Accounts receivable	(29,426)	(114,264)	(27,543)
Inventories	(160,287)	(130,407)	33,229
Other assets	(21,099)	9,544	(29,019)
Accounts payable and accrued expenses	(44,614)	(73,218)	(83,982)
Foreign currency translation loss (gain)	5,157	2,690	(2,234)

Net Cash Provided by Operating Activities	318,701	120,529	203,844

Investing Activities
Purchases of property, plant and equipment–net	(220,985)	(155,180)	(118,530)
Proceeds from disposals of property, plant and equipment	5,341	5,268	26,377
Proceeds from disposals of non-strategic assets	21,838	50,690	152,279
Acquisitions	(48,996)	(9,359)	(725,120)

Net Cash Used by Investing Activities	(242,802)	(108,581)	(664,994)

Financing Activities
Cash dividends paid to shareholders	(55,148)	(46,767)	(42,078)
Accounts receivable securitization financing borrowings	231,500	198,000	127,000
Accounts receivable securitization financing payments	(231,500)	(198,000)	(127,000)
Proceeds from exercise of stock options	39,793	17,628	1,044
Proceeds from issuance of common stock	—	—	54,985
Common stock issued to finance acquisition	—	—	180,010 (1)
Proceeds from issuance of long-term debt	346,454	335,068	629,800
Payments on long-term debt	(308,233)	(328,651)	(379,790)
Short-term debt activity–net	(79,160)	20,860	(41,082)

Net Cash (Used) Provided by Financing Activities	(56,294)	(1,862)	402,889
Effect of exchange rate changes on cash	(5,155)	12,255	4,837

Increase (Decrease) In Cash and Cash Equivalents	14,450	22,341	(53,424)
Cash and cash equivalents at beginning of year	50,967	28,626	82,050

Cash and Cash Equivalents at End of Year	$65,417	$50,967	$28,626

See accompanying Notes to Consolidated Financial Statements.

(1)	Excluding $140 million of common stock (9,395,973 shares) issued to the seller of the Torrington business, in conjunction with the acquisition.
38           THE TIMKEN COMPANY

Consolidated Statement of Shareholders’ Equity

		Common Stock		Earnings	Accumulated
			Other	Invested	Other
		Stated	Paid-In	in the	Comprehensive	Treasury
	Total	Capital	Capital	Business	Loss	Stock

(Thousands of dollars, except per share data)
Year Ended December 31, 2003
Balance at January 1, 2003	$609,086	$53,064	$257,992	$764,446	$(465,677)	$(739)
Net income	36,481			36,481
Foreign currency translation adjustments (net of income tax of $1,638)	75,062				75,062
Minimum pension liability adjustment (net of income tax of $19,164)	31,813				31,813
Change in fair value of derivative financial instruments, net of reclassifications	420				420

Total comprehensive income	143,776
Dividends — $0.52 per share	(42,078)			(42,078)
Tax benefit from exercise of stock options	1,104		1,104
Issuance (tender) of 29,473 shares from treasury(1)	301		(262)			563
Issuance of 25,624,198 shares from authorized(1)(2)	377,438		377,438

Balance at December 31, 2003	$1,089,627	$53,064	$636,272	$758,849	$(358,382)	$(176)

Year Ended December 31, 2004
Net income	135,656			135,656
Foreign currency translation adjustments (net of income tax of $18,766)	105,736				105,736
Minimum pension liability adjustment (net of income tax of $18,391)	(36,468)				(36,468)
Change in fair value of derivative financial instruments, net of reclassifications	(372)				(372)

Total comprehensive income	204,552
Dividends — $0.52 per share	(46,767)			(46,767)
Tax benefit from exercise of stock options	3,068		3,068
Issuance (tender) of 3,100 shares from treasury(1)	(1,067)		(1,045)			(22)
Issuance of 1,435,719 shares from authorized(1)	20,435		20,435

Balance at December 31, 2004	$1,269,848	$53,064	$658,730	$847,738	$(289,486)	$(198)

Year Ended December 31, 2005
Net income	260,281			260,281
Foreign currency translation adjustments (net of income tax of $1,720)	(49,940)				(49,940)
Minimum pension liability adjustment (net of income tax of $24,716)	13,395				13,395
Change in fair value of derivative financial instruments, net of reclassifications	2,582				2,582

Total comprehensive income	226,318
Dividends — $0.60 per share	(55,148)			(55,148)
Tax benefit from exercise of stock options	8,151		8,151
Issuance (tender) of 146,873 shares from treasury(1)	(5,831)		(1,609)			(4,222)
Issuance of 2,648,452 shares from authorized(1)	53,729		53,729

Balance at December 31, 2005	$1,497,067	$53,064	$719,001	$1,052,871	$(323,449)	$(4,420)

See accompanying Notes to Consolidated Financial Statements.

(1)	Share activity was in conjunction with employee benefit and stock option plans.

(2)	Share activity includes the issuance of 22,045,973 shares in connection with the Torrington acquisition and an additional public equity offering of 3,500,000 shares in October 2003. See accompanying Notes to Consolidated Financial Statements.
THE TIMKEN COMPANY           39

Notes to Consolidated Financial Statements
(Thousands of dollars, except per share data)
1 Significant Accounting Policies
Principles of Consolidation: The consolidated financial statements include the accounts and operations of the company and its subsidiaries. All significant intercompany accounts and transactions are eliminated upon consolidation. Investments in affiliated companies are accounted for by the equity method.
Revenue Recognition: The company recognizes revenue when title passes to the customer. This is FOB shipping point except for certain exported goods, which is FOB destination. Selling prices are fixed based on purchase orders or contractual arrangements. Shipping and handling costs are included in cost of products sold in the Consolidated Statement of Income.
Cash Equivalents: The company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
Allowance for Doubtful Accounts: The company has recorded an allowance for doubtful accounts, which represents an estimate of the losses expected from the accounts receivable portfolio, to reduce accounts receivable to their net realizable value. The allowance was based upon historical trends in collections and write-offs, management’s judgment of the probability of collecting accounts and management’s evaluation of business risk.
Inventories: Inventories are valued at the lower of cost or market, with 54% valued by the last-in, first-out (LIFO) method and the remaining 46% valued by first-out, first-in (FIFO). If all inventories had been valued at FIFO costs, inventories would have been $283,100 and $232,400 greater at December 31, 2005 and 2004, respectively. The components of inventories are as follows:

	December 31
	2005	2004

Inventories:
Manufacturing supplies	$74,188	$58,357
Work in process and raw materials	469,517	423,808
Finished products	454,663	392,668

Total Inventories	$998,368	$874,833

Property, Plant and Equipment: Property, plant and equipment is valued at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred. Provision for depreciation is computed principally by the straight-line method based upon the estimated useful lives of the assets. The useful lives are approximately 30 years for buildings, 5 to 7 years for computer software and 3 to 20 years for machinery and equipment. The components of Property, plant and equipment are as follows:

	December 31
	2005	2004

Property, Plant and Equipment:
Land and buildings	$639,833	$648,646
Machinery and equipment	3,000,719	2,974,010

Subtotal	3,640,552	3,622,656
Less allowances for depreciation	(2,093,508)	(2,039,231)

Property, Plant and Equipment — net	$1,547,044	$1,583,425

Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset or related group of assets may not be recoverable. If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time to reduce the asset to the lower of its fair value or its net book value in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
Goodwill: The company tests goodwill and indefinite-lived intangible assets for impairment at least annually. The company engages an independent valuation firm and performs its annual impairment test during the fourth quarter after the annual forecasting process is completed. Furthermore, goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”
Income Taxes: Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis of the company’s assets and liabilities. Valuation allowances are recorded when and to the extent the company determines it is more likely than not that all or a portion of its deferred tax assets will not be realized.
Foreign Currency Translation: Assets and liabilities of subsidiaries, other than those located in highly inflationary countries, are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of
40           THE TIMKEN COMPANY

Note 1 Significant Accounting Policies (continued)
exchange prevailing during the year. The related translation adjustments are reflected as a separate component of accumulated other comprehensive loss. Gains and losses resulting from foreign currency transactions and the translation of financial statements of subsidiaries in highly inflationary countries are included in the Statement of Income. The company recorded a foreign currency exchange gain of $7,115 in 2005, and losses of $7,687 in 2004 and $2,666 in 2003. During 2004, the American Institute of Certified Public Accountants SEC Regulations Committee’s International Practices Task Force concluded that Romania should come off highly inflationary status no later than October 1, 2004. Effective October 1, 2004, the company no longer accounted for Timken Romania as highly inflationary.
Stock-Based Compensation: On December 31, 2002, the FASB issued SFAS No. 148 (SFAS 148), “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” by providing alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based compensation. SFAS 148 also amends the disclosure requirements of SFAS 123. The company has elected to follow Accounting Principles Board (APB) Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock options to key associates and directors. Under APB 25, if the exercise price of the company’s stock options equals the market price of the underlying common stock on the date of grant, no compensation expense is required. Restricted stock rights are awarded to certain employees and directors. The market price on the grant date is charged to compensation expense ratably over the vesting period of the restricted stock rights.
The effect on net income and earnings per share as if the company had applied the fair value recognition provisions of SFAS No. 123 is as follows for the years ended December 31:

	2005	2004	2003

Net income, as reported	$260,281	$135,656	$36,481

Add: Stock-based employee compensation expense, net of related taxes	5,955	1,884	1,488
Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards, net of related taxes	(10,042)	(6,751)	(7,305)

Pro forma net income	$256,194	$130,789	$30,664

Earnings per share:
Basic — as reported	$2.84	$1.51	$0.44
Basic — pro forma	$2.80	$1.46	$0.37

Diluted — as reported	$2.81	$1.49	$0.44
Diluted — pro forma	$2.77	$1.44	$0.37

Earnings Per Share: Earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the year. Earnings per share — assuming dilution are computed by dividing net income by the weighted-average number of common shares outstanding, adjusted for the dilutive impact of potential common shares for options.
Derivative Instruments: The company accounts for its derivative instruments in accordance with SFAS No. 133 (SFAS 133), “Accounting for Derivative Instruments and Hedging Activities,” as amended. The company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated and qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive loss until the hedged item is recognized in earnings. The company’s holdings of forward foreign exchange contracts have been deemed derivatives pursuant to the criteria established in SFAS 133, of which the company has designated certain of those derivatives as hedges. The critical terms, such as the notional amount and timing of the forward contract and forecasted transaction, coincide, resulting in no significant hedge ineffectiveness. In 2004, the company entered into interest rate swaps to hedge a portion of its fixed-rate debt. The critical terms, such as principal and notional amounts and debt maturity and swap termination dates, coincide, resulting in no hedge ineffectiveness. These instruments qualify as fair value hedges. Accordingly, the gain or loss on both the hedging instrument and the hedged item attributable to the hedged risk are recognized currently in earnings.
Recent Accounting Pronouncements: In November 2004, the FASB issued SFAS No. 151 (SFAS 151), “Inventory Costs, an amendment of ARB 43, Chapter 4.” SFAS 151 requires certain inventory costs to be recognized as current period expenses. SFAS 151 also provides guidance for the allocation of fixed production costs. This standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Accordingly, the company will adopt this standard in 2006. The company anticipates that the adoption of this standard will not have a material impact on the financial statements of the company.
THE TIMKEN COMPANY            41

Notes to Consolidated Financial Statements
(Thousands of dollars, except per share data)
Note 1 Significant Accounting Policies (continued)
In December 2004, the FASB issued SFAS 123 — revised 2004 (SFAS 123R), “Share-Based Payment”, which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the company’s Consolidated Statement of Income. In April 2005, the SEC announced that the accounting provisions of SFAS 123R are to be applied in the first quarter of the fiscal year beginning after June 15, 2005. As a result, the company will adopt SFAS 123R in the first quarter of fiscal 2006 and will recognize stock-based compensation expense using the modified prospective method. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The company estimates that compensation expense related to employee stock options for fiscal 2006 is expected to be approximately $7,000 pretax, which will be reflected as compensation expense. No expense is recognized for awards vested in prior periods. This estimate assumes that the number and the fair value of stock options granted are similar to historical activity for all years. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation costs to be reported as financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The company believes this reclassification will not have a material impact on its Consolidated Statement of Cash Flows.
In May 2005, the FASB issued SFAS No. 154 (SFAS 154), “Accounting Changes and Error Corrections,” which changes the accounting for and reporting of a change in accounting principle. This statement also carries forward the guidance from APB No. 20 regarding the correction of an error and changes in accounting estimates. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific or cumulative effects of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The company believes that the adoption of this standard will not have a material impact on its Consolidated Financial Statements or liquidity.
Use of Estimates:The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Financial Statements and accompanying notes. These estimates and assumptions are reviewed and updated regularly to reflect recent experience.
Reclassifications: Certain amounts reported in the 2004 and 2003 Consolidated Financial Statements have been reclassified to conform to the 2005 presentation.
2 Acquisitions
On February 18, 2003, the company acquired Ingersoll-Rand Company Limited’s (IR’s) Engineered Solutions business, a leading worldwide producer of needle roller, heavy-duty roller and ball bearings, and motion control components and assemblies for approximately $840,000 plus $25,089 of acquisition cost. IR’s Engineered Solutions business was comprised of certain operating assets and subsidiaries, including The Torrington Company. The company’s Consolidated Financial Statements include the results of operations of Torrington since the date of the acquisition.
The company paid IR $700,000 in cash, which was subject to post-closing purchase price adjustments, and issued $140,000 of its common stock (9,395,973 shares) to Ingersoll-Rand Company, a subsidiary of IR. To finance the cash portion of the transaction the company utilized, in addition to cash on hand: $180,010, net of underwriting discounts and commissions, from a public offering of 12,650,000 shares of common stock at $14.90 per common share; $246,900, net of underwriting discounts and commissions, from a public offering of $250,000 of 5.75% senior unsecured notes due 2010; $125,000 from its asset securitization facility; and approximately $86,000 from its senior credit facility.
The final purchase price for the acquisition of Torrington was subject to adjustment upward or downward based on the differences for both net working capital and net debt as of December 31, 2001 and February 15, 2003, both calculated in a manner as set forth in the purchase agreement governing the acquisition. These adjustments were finalized in 2004 and did not have a material effect on the company’s Consolidated Financial Statements.
42           THE TIMKEN COMPANY

Note 2 Acquisitions (continued)
The allocation of the purchase price was performed based on the assignment of fair values to assets acquired and liabilities assumed. Fair values were based primarily on appraisals performed by an independent appraisal firm. Items that affected the ultimate purchase price allocation included finalization of integration initiatives or plant rationalizations that qualified for accrual in the opening balance sheet and other information that provided a better estimate of the fair value of assets acquired and liabilities assumed. In March 2003, the company announced the planned closing of its plant in Darlington, England. This plant ceased manufacturing as of December 31, 2003. In July 2003, the company announced that it would close its plant in Rockford, Illinois. As of December 31, 2003, this plant closed, and the fixed assets were either sold or scrapped. The building was sold during 2005. Prior to its sale, the building was classified as an “asset held for sale” in other current assets on the Consolidated Balance Sheet. In October 2003, the company reached an agreement with Roller Bearing Company of America, Inc. for the sale of the company’s airframe business, which included certain assets at its Standard plant in Torrington, Connecticut. In connection with the Torrington integration efforts, the company incurred severance, exit and other related costs of $22,602 for former Torrington associates, which were considered to be costs of the acquisition and were included in the purchase price allocation. Severance, exit and other related costs associated with former Timken associates were expensed during 2004 and 2003 and were not included in the purchase price allocation. Refer to Note 6 — Impairment and Restructuring Charges for further discussion.
In accordance with FASB EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” the company recorded accruals for severance, exit and relocation costs in the purchase price allocation. A reconciliation of the beginning and ending accrual balances is as follows:

	Severance	Exit	Relocation	Total

Balance at January 1, 2004	$3,905	$2,325	$1,897	$8,127
Add: additional accruals	287	6,560	(570)	6,277
Less: payments	(1,871)	(8,885)	(1,327)	(12,083)

Balance at December 31, 2004	2,321	—	—	2,321
Less: accrual reversal	(350)	—	—	(350)
Less: payments	(619)	—	—	(619)

Balance at December 31, 2005	$1,352	$—	$—	$1,352

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

Accounts receivable	$177,227
Inventory	210,194
Other current assets	4,418
Property, plant and equipment	429,014
In-process research and development	1,800
Intangible assets subject to amortization — (12-year weighted average useful life)	91,642
Goodwill	56,909
Equity investment in needle bearing joint venture	146,335
Other non-current assets, including deferred taxes	36,451

Total Assets Acquired	$1,153,990

Accounts payable and other current liabilities	$192,689
Non-current liabilities, including accrued postretirement benefit cost	96,212

Total Liabilities Assumed	$288,901

Net Assets Acquired	$865,089

THE TIMKEN COMPANY           43

Notes to Consolidated Financial Statements
(Thousands of dollars, except per share data)
Note 2 Acquisitions (continued)
There was no tax basis goodwill associated with the Torrington acquisition.
The $1,800 related to in-process research and development was written off at the date of acquisition in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.” The write-off is included in selling, administrative and general expenses in the Consolidated Statement of Income. The fair value assigned to the in-process research and development was determined by an independent valuation using the discounted cash flow method.
In July 2003, the company sold to NSK Ltd. its interest in NTC, a needle bearing manufacturing venture in Japan that had been operated by NSK and Torrington for $146,335 before taxes, which approximated the carrying value at the time of the sale.
The following unaudited pro forma financial information presents the combined results of operations of the company and Torrington as if the acquisition had occurred at the beginning of 2003. The combined results of the company and Torrington are included in the years ending December 31, 2005 and 2004 as presented in the Consolidated Statement of Income. The unaudited pro forma financial information does not purport to be indicative of the results that would have been obtained if the acquisition had occurred as of the beginning of the periods presented or that may be obtained in the future.

Unaudited
Year Ended December 31, 2003

Net sales	$3,939,340
Net income	29,629
Earnings per share — assuming dilution:	$0.36

Other Acquisitions in 2005 and 2004
The company purchased the assets of Bearing Inspection, Inc. (BII), a provider of bearing inspection, reconditioning and engineering services during October 2005 for $42,367, including acquisition costs. The company acquired net assets of $36,399, including $27,150 of amortizable intangible assets. The company also assumed liabilities with a fair value of $9,315. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill in the amount of $15,283. The results of the operations of BII are included in the company’s Consolidated Statement of Income for the periods subsequent to the effective date of the acquisition. Pro forma results of the operations are not presented because the effect of the acquisition is not significant.
During 2004, the company finalized several acquisitions. The total cost of these acquisitions amounted to $8,425. The purchase price was allocated to the assets and liabilities acquired, based on their fair values at the dates of acquisition. The fair value of the assets acquired was $5,513 in 2004 and the fair value of the liabilities assumed was $815. The excess of the purchase price over the fair value of the net assets acquired was allocated to goodwill. The company’s Consolidated Statement of Income includes the results of operations of the acquired businesses for the periods subsequent to the effective date of the acquisitions. Pro forma results of the operations have not been presented because the effect of these acquisitions was not significant.
44           THE TIMKEN COMPANY

3 Earnings Per Share
The following table sets forth the reconciliation of the numerator and the denominator of earnings per share and earnings per share —assuming dilution for the years ended December 31:

	2005	2004	2003

Numerator:
Net income for earnings per share and earnings per share — assuming dilution — income available to common shareholders	$260,281	$135,656	$36,481
Denominator:
Denominator for earnings per share — weighted-average shares	91,533,242	89,875,650	82,945,174
Effect of dilutive securities:
Stock options and awards — based on the treasury stock method	1,004,287	883,921	214,147

Denominator for earnings per share — assuming dilution — adjusted weighted-average shares	92,537,529	90,759,571	83,159,321

Earnings per share	$2.84	$1.51	$0.44

Earnings per share — assuming dilution	$2.81	$1.49	$0.44

The exercise prices for certain stock options that the company has awarded exceed the average market price of the company’s common stock. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. The antidilutive stock options outstanding were 596,800, 2,316,988 and 4,414,626 at December 31, 2005, 2004 and 2003, respectively.
Under the performance unit component of the company’s long-term incentive plan, the Compensation Committee of the Board of Directors can elect to make payments that become due in the form of cash or shares of the company’s common stock. Refer to Note 9 – Stock Compensation Plans for additional discussion. Performance units granted, if fully earned, would represent 321,189 shares of the company’s common stock at December 31, 2005. These performance units have not been included in the calculation of dilutive securities.
4 Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following:

	2005	2004	2003

Foreign currency translation adjustment	$50,338	$100,278	$(5,458)
Minimum pension liability adjustment	(374,355)	(387,750)	(351,282)
Fair value of open foreign currency cash flow hedges	568	(2,014)	(1,642)

Accumulated Other Comprehensive Loss	$(323,449)	$(289,486)	$(358,382)

In 2004, the company began the process of liquidating one of its inactive subsidiaries, British Timken, which is located in Duston, England. The company recorded a non-cash charge of $16,186 on dissolution that related primarily to the transfer of cumulative foreign currency translation losses to the Consolidated Statement of Income, which was included in other expense — net.
THE TIMKEN COMPANY           45

Notes to Consolidated Financial Statements
(Thousands of dollars, except per share data)
5 Financing Arrangements
Short-term debt at December 31, 2005 and 2004 was as follows:

	2005	2004

Variable-rate lines of credit for certain of the company’s European subsidiaries with various banks with interest rates ranging from 2.65% to 7.70% and 2.21% to 4.75% at December 31, 2005 and 2004, respectively	$23,884	$109,260
Variable-rate Ohio Water Development Authority revenue bonds for PEL (3.59% and 2.07% at December 31, 2005 and 2004, respectively)	23,000	23,000
Fixed-rate mortgage for PEL with an interest rate of 9.00%	11,491	11,561
Other	5,062	13,596

Short-term debt	$63,437	$157,417

Refer to Note 7 — Contingencies and Note 12 — Equity Investments for a discussion of PEL’s debts, which are included above.
Long-term debt at December 31, 2005 and 2004 was as follows:

	2005	2004

Fixed-rate Medium-Term Notes, Series A, due at various dates through May 2028, with interest rates ranging from 6.20% to 7.76%	$286,474	$286,832
Variable-rate State of Ohio Air Quality and Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (3.68% at December 31, 2005)	21,700	21,700
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (3.68% at December 31, 2005)	17,000	17,000
Variable-rate State of Ohio Water Development Revenue Refunding Bonds, maturing on May 1, 2007 (3.58% at December 31, 2005)	8,000	8,000
Variable-rate State of Ohio Water Development Authority Solid Waste Revenue Bonds, maturing on July 1, 2032 (3.62% at December 31, 2005)	24,000	24,000
Variable-rate Unsecured Canadian Note, maturing on December 22, 2010 (4.0% at December 31, 2005)	49,759	—
Fixed-rate Unsecured Notes, maturing on February 15, 2010 with an interest rate of 5.75%	247,651	249,258
Other	3,005	15,117

	657,589	621,907
Less current maturities	95,842	1,273

Long-term debt	$561,747	$620,634

The maturities of long-term debt for the five years subsequent to December 31, 2005, are as follows: 2006–$95,842; 2007–$8,988; 2008–$17,202; 2009–$124; and 2010–$297,521.
Interest paid was approximately $52,000 in 2005, $52,000 in 2004 and $43,000 in 2003. This differs from interest expense due to timing of payments and interest capitalized of $620 in 2005, $541 in 2004; and $0 in 2003. The weighted-average interest rate on short-term debt during the year was 3.9% in 2005, 3.1% in 2004 and 4.1% in 2003. The weighted-average interest rate on short-term debt outstanding at December 31, 2005 and 2004 was 4.9% and 3.4%, respectively.
In connection with the Torrington acquisition, the company entered into new $875 million senior credit facilities on December 31, 2002 with a syndicate of financial institutions, comprised of a five-year revolving credit facility of up to $500 million and a one-year term loan facility of up to $375 million. The one-year term loan facility expired unused on February 18, 2003. The revolving facility replaced the company’s then-existing senior credit facility. Proceeds of the senior credit facility were used to repay the amounts outstanding under the then-existing credit facility.
46           THE TIMKEN COMPANY

Note 5 Financing Arrangements (continued)
On June 30, 2005, the company entered into a $500 million Amended and Restated Credit Agreement (Senior Credit Facility) that replaced the company’s previous credit agreement dated as of December 31, 2002. The Senior Credit Facility matures on June 30, 2010. At December 31, 2005, the company had no outstanding borrowings under its $500 million Senior Credit Facility, and letters of credit totaling $77.1 million, which reduced the availability under the Senior Credit Facility to $422.9 million. Under this Senior Credit Facility, the company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At December 31, 2005, the company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements.
On December 19, 2002, the company entered into an Accounts Receivable Securitization financing, which provided for borrowings up to $125 million, limited to certain borrowing base calculations, and is secured by certain trade receivables. On December 30, 2005, the company entered into a new $200 million Accounts Receivable Securitization Financing Agreement (2005 Asset Securitization), replacing the $125 million Asset Securitization Financing Agreement. The 2005 Asset Securitization provides for borrowings up to $200 million, limited to certain borrowing base calculations, and is secured by certain domestic trade receivables of the company. Under the terms of the 2005 Asset Securitization, the company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary, that in turn uses the trade receivables to secure the borrowings, which are funded through a vehicle that issues commercial paper in the short-term market. Under the 2005 Asset Securitization, the company also has the ability to issue letters of credit. As of December 31, 2005, 2004 and 2003, there were no amounts outstanding under its receivables securitization facility. Any amounts outstanding under this facility would be reported on the company’s Consolidated Balance Sheet in short-term debt. The yield on the commercial paper, which is the commercial paper rate plus program fees, is considered a financing cost and is included in interest expense on the Consolidated Statement of Income. This rate was 4.59%, 2.57% and 1.56%, at December 31, 2005, 2004 and 2003, respectively.
In December 2005, the company entered into a $49.8 million unsecured loan in Canada. The principal balance of the loan is payable in full in December 2010. The interest rate is variable based on the Canadian LIBOR rate and interest payments are due quarterly.
The company is also the guarantor of debt for PEL Technologies LLC (PEL), an equity investment of the company. A $23,494 letter of credit was provided by the company to secure payment on Ohio Water Development Authority revenue bonds held by PEL. In case of default by PEL, the company agrees to pay existing balances due as of the date of default. The letter of credit expires on July 22, 2006. Also, the company provided a guarantee for a $3,500 bank loan of PEL, which the company paid during 2004. During 2003, the company recorded the amounts outstanding on the debts underlying the guarantees, which totaled $26,500 and approximated the fair value of the guarantees. Refer to Note 12 — Equity Investments for additional discussion. In January 2006, the company repaid, in full, the $23,000 balance outstanding of the revenue bonds held by PEL.
The lines of credit for certain of the company’s European subsidiaries provide for borrowings up to $171.7 million. At December 31, 2005, the company had borrowings outstanding of $24.1 million, which reduced the availability under these facilities to $147.6 million.
The company and its subsidiaries lease a variety of real property and equipment. Rent expense under operating leases amounted to $27,919, $19,550, and $19,374 in 2005, 2004 and 2003, respectively. At December 31, 2005, future minimum lease payments for noncancelable operating leases totaled $133,048 and are payable as follows: 2006–$27,682; 2007–$24,190; 2008–$19,491; 2009–$14,991; 2010–$13,862; and $32,832 thereafter.
THE TIMKEN COMPANY          47

Notes to Consolidated Financial Statements
(Thousands of dollars, except per share data)
6 Impairment and Restructuring Charges
Impairment and restructuring charges are comprised of the following:

	2005	2004	2003

(Dollars in millions)
Impairment charges	$0.8	$8.5	$12.5
Severance expense and related benefit costs	20.3	4.2	2.9
Exit costs	5.0	0.7	3.7

Total	$26.1	$13.4	$19.1

In 2005, the company recorded approximately $20,319 of severance and related benefit costs and $2,800 of exit costs related to the closure of manufacturing facilities in Clinton, South Carolina and administrative facilities in Torrington, Connecticut and Norcross, Georgia. These closures are part of the restructuring plans for the Automotive Group announced in July 2005. These restructuring efforts, along with other future actions, are targeted to deliver annual pretax savings of approximately $40,000 by the end of 2007, with expected net workforce reductions of approximately 400 to 500 positions and pretax costs of approximately $80,000 to $90,000 by the end of 2007.
In addition, $770 of asset impairment and $2,239 of environmental exit costs were recorded in 2005 as a result of asset impairments related to the rationalization of the company’s three bearing plants in Canton, Ohio within the Industrial Group. On September 15, 2005, the company reached a new four-year agreement with the United Steelworkers of America, which went into effect on September 26, 2005, when the prior contract expired. This initiative is expected to deliver annual pretax savings of approximately $25,000 through streamlining operations and workforce reductions, with costs of approximately $35,000 to $40,000 over the next four years.
In 2004, the impairment charge related primarily to the write-down of property, plant and equipment at one of the Steel Group’s facilities based on the company’s estimate of its fair value. The severance and related benefit costs related to associates who exited the company as a result of the integration of Torrington. The exit costs related primarily to facilities in the U.S.
In 2003, impairment charges represented the write-off of the remaining goodwill for the Steel Group in accordance with SFAS 142 of $10,237 and impairment charges for the Columbus, Ohio plant of $2,220. The severance and related benefit costs of $2,928 related to associates who exited the company as a result of the integration of Torrington and other actions taken by the company to reduce costs. The exit costs were comprised of $3,065 for the Columbus, Ohio plant and $704 for the Duston, England plant as a result of changes in estimates for these two projects. Manufacturing operations at Columbus and Duston ceased in 2001 and 2002, respectively.
Impairment and restructuring charges by segment are as follows:
Year ended December 31, 2005:

	Auto	Industrial	Steel	Total

(Dollars in millions)
Impairment charges	$—	$0.8	$—	$0.8
Severance expense and related benefit costs	20.3	—	—	20.3
Exit costs	2.8	2.2	—	5.0

Total	$23.1	$3.0	$—	$26.1

Year ended December 31, 2004:

	Auto	Industrial	Steel	Total

(Dollars in millions)
Impairment charges	$—	$—	$8.5	$8.5
Severance expense and related benefit costs	1.7	2.5	—	4.2
Exit costs	—	0.7	—	0.7

Total	$1.7	$3.2	$8.5	$13.4

48           THE TIMKEN COMPANY

Note 6 Impairment and Restructuring Charges (continued)
Year ended December 31, 2003:

	Auto	Industrial	Steel	Total

(Dollars in millions)
Impairment charges	$—	$2.3	$10.2	$12.5
Severance expense and related benefit costs	0.5	2.2	0.2	2.9
Exit costs	0.7	3.0	—	3.7

Total	$1.2	$7.5	$10.4	$19.1

The rollforward of restructuring accruals is as follows:

	2005	2004	2003

(Dollars in millions)
Beginning balance, January 1	$4.1	$4.5	$6.0
Expense	25.3	4.9	5.0
Payments	(3.4)	(5.3)	(6.5)

Ending balance, December 31	$26.0	$4.1	$4.5

7 Contingencies
The company and certain of its U.S. subsidiaries have been designated as potentially responsible parties (PRPs) by the United States Environmental Protection Agency for site investigation and remediation under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund) with respect to certain sites. The claims for remediation have been asserted against numerous other entities, which are believed to be financially solvent and are expected to fulfill their proportionate share of the obligation. In addition, the company is subject to various lawsuits, claims and proceedings, which arise in the ordinary course of its business. The company accrues costs associated with environmental and legal matters when they become probable and reasonably estimable. Accruals are established based on the estimated undiscounted cash flows to settle the obligations and are not reduced by any potential recoveries from insurance or other indemnification claims. Management believes that any ultimate liability with respect to these actions, in excess of amounts provided, will not materially affect the company’s Consolidated Financial Statements.
The company is also the guarantor of debt for PEL Technologies LLC (PEL), an equity investment of the company. A $23,494 letter of credit was provided by the company to secure payment on Ohio Water Development Authority revenue bonds held by PEL. In case of default by PEL, the company has agreed to pay existing balances due as of the date of default. The letter of credit expires on July 22, 2006. Also, the company provided a guarantee for a $3,500 bank loan of PEL, which the company paid during 2004. During 2003, the company recorded the amounts outstanding on the debts underlying the guarantees, which totaled $26,500 and approximated the fair value of the guarantees. Refer to Note 12 — Equity Investments for additional discussion. In January 2006, the company repaid, in full, the $23,000 balance outstanding of the revenue bonds held by PEL.
In connection with the Ashland, Ohio plant sale, the company entered into a four-year supply agreement with the buyer. The company agreed to purchase a fixed amount of tooling each year ranging from $8,500 in the first year to $4,650 in year four or an aggregate total of $25,900. The agreement also details the payment terms and penalties assessed if the buyer does not meet the company’s performance standards as outlined. This agreement expires on June 30, 2006.
THE TIMKEN COMPANY          49

Notes to Consolidated Financial Statements
(Thousands of dollars, except per share data)
8 Goodwill and Other Intangible Assets
SFAS 142 requires that goodwill and indefinite-lived intangible assets be tested for impairment at least annually. The company engages an independent valuation firm and performs its annual impairment test during the fourth quarter after the annual forecasting process is completed. There was no impairment in 2005 or 2004.
In 2003, due to trends in the steel industry, the guideline company values for the Steel reporting unit were revised downward. The valuation, which uses the guideline company method, resulted in a fair market value that was less than the carrying value for the company’s Steel reporting unit. Accordingly, the company had concluded that the entire amount of goodwill for its Steel reporting unit was impaired. The company recorded a pretax impairment loss of $10,200, which was reported in impairment and restructuring charges.
Changes in the carrying value of goodwill are as follows:
Year ended December 31, 2005

	Beginning			Ending
	Balance	Acquisitions	Other	Balance

Goodwill:
Industrial	$187,066	$16,689	$(1,697)	$202,058
Automotive	2,233	—	(162)	2,071

Total	$189,299	$16,689	$(1,859)	$204,129

Year ended December 31, 2004

	Beginning			Ending
	Balance	Acquisitions	Other	Balance

Goodwill:
Industrial	$171,283	$13,774	$2,009	$187,066
Automotive	1,816	—	417	2,233

Total	$173,099	$13,774	$2,426	$189,299

50           THE TIMKEN COMPANY

Note 8 Goodwill and Other Intangible Assets (continued)
The following table displays other intangible assets as of December 31:

	2005			2004
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangible assets subject to amortization:
Industrial:
Customer relationships	$27,339	$2,333	$25,006	$15,209	$1,398	$13,811
Engineering drawings	2,000	1,349	651	2,000	880	1,120
Know-how transfer	1,065	412	653	486	431	55
Patents	1,328	467	861	963	242	721
Technology use	4,823	787	4.036	5,548	333	5,215
Trademarks	1,729	931	798	1,507	626	881
Unpatented technology	7,370	2,127	5,243	7,200	1,350	5,850
PMA licenses	2,212	168	2,044	1,412	63	1,349
Automotive:
Customer relationships	21,960	3,157	18,803	21,960	2,059	19,901
Engineering drawings	3,000	2,024	976	3,000	1,320	1,680
Land use rights	6,762	1,611	5,151	5,143	1,296	3,847
Patents	18,997	5,771	13,226	18,499	3,673	14,826
Technology use	5,736	936	4,800	5,535	333	5,202
Trademarks	2,225	1,280	945	2,176	897	1,279
Unpatented technology	11,055	3,190	7,865	10,800	2,025	8,775
Steel trademarks	894	233	661	633	126	507

	$118,495	$26,776	$91,719	$102,071	$17,052	$85,019

Intangible assets not subject to amortization:
Goodwill	$204,129	$—	$204,129	$189,299	$—	189,299
Intangible pension asset	77,596	—	77,596	92,860	—	92,860
Automotive land use rights	133	—	133	144	—	144
Industrial license agreements	15,176	—	15,176	963	—	963

	$297,034	—	$297,034	$283,266	—	$283,266

Total intangible assets	$415,529	$26,776	$388,753	$385,337	$17,052	$368,285

Amortization expense for intangible assets was approximately $9,500 and $8,800 for the years ended December 31, 2005 and 2004 respectively, and is estimated to be approximately $8,900 annually for the next five years. The intangible assets subject to amortization acquired in the Torrington acquisition have useful lives ranging from 2 to 20 years with a weighted-average useful life of 12 years. The intangible assets subject to amortization acquired in the Bearing Inspection, Inc. acquisition have useful lives ranging from 1 to 20 years with a weighted-average useful life of 19 years.
THE TIMKEN COMPANY          51

Notes to Consolidated Financial Statements
(Thousands of dollars, except per share data)
9 Stock Compensation Plans
Under the company’s long-term incentive plan, shares of common stock have been made available to grant at the discretion of the Compensation Committee of the Board of Directors to officers and key associates in the form of stock options, stock appreciation rights, restricted shares, performance units and deferred shares. In addition, shares can be awarded to directors not employed by the company. The options have a ten-year term and vest in 25% increments annually beginning twelve months after the date of grant for associates and vest 100% twelve months after the date of grant for directors. Pro forma information regarding net income and earnings per share as required by SFAS 123 is included in Note 1 and has been determined as if the company had accounted for its associate and director stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model. For purposes of pro forma disclosures, the estimated fair value of the options granted under the plan is amortized to expense over the options’ vesting periods.
Following are the related assumptions under the Black-Scholes method:

	2005	2004	2003

Assumptions:
Risk-free interest rate	4.12%	4.29%	3.94%
Dividend yield	3.28%	3.65%	3.69%
Expected stock volatility	0.360	0.401	0.504
Expected life — years	8	8	8

A summary of activity related to stock options for the above plans is as follows for the years ended December 31:

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price

Outstanding — beginning of year	7,388,910	$21.50	8,334,920	$20.68	7,310,026	$21.21
Granted	748,675	25.50	702,250	23.94	1,491,230	17.56
Exercised	(2,510,376)	19.28	(1,436,722)	17.39	(93,325)	15.65
Canceled or expired	(187,296)	30.06	(211,538)	25.13	(373,011)	20.02

Outstanding — end of year	5,439,913	22.78	7,388,910	21.50	8,334,920	20.68

Options exercisable	3,286,950	$23.09	5,081,063	$21.95	5,771,810	$21.53
The company has issued performance target options that vest contingent upon the company’s common shares reaching specified fair market values. The number of performance target options awarded was zero, 25,000 and zero in 2005, 2004 and 2003, respectively. Compensation expense under these plans was $3,500, $0 and $0 in 2005, 2004 and 2003, respectively.
Exercise prices for options outstanding as of December 31, 2005 range from $15.02 to $19.56; $21.99 to $26.44; and $28.30 to $33.75. The number of options outstanding at December 31, 2005 that correspond to these ranges are 2,215,266; 2,615,897 and 608,750, respectively; and the number of options exercisable at December 31, 2005 that correspond to these ranges are 1,468,711; 1,240,739 and 577,500, respectively. The weighted-average remaining contractual life of these options is six years. The estimated weighted-average fair values of stock options granted during 2005, 2004 and 2003 were $7.97, $7.82 and $6.78, respectively.
At December 31, 2005, a total of 755,290 deferred shares, deferred dividend credits, restricted shares and director common shares have been awarded and are not vested. The company distributed 146,250, 73,025 and 125,967 shares in 2005, 2004 and 2003, respectively, as a result of these awards. The shares awarded in 2005, 2004 and 2003 totaled 413,267, 371,650 and 38,500, respectively.
The company offers a performance unit component under its long-term incentive plan to certain employees in which awards are earned based on company performance measured by several metrics over a three-year performance period. The Compensation Committee of the Board of Directors can elect to make payments that become due in the form of cash or shares of the company’s common stock. 40,739, 34,398 and 48,225 performance units were granted in 2005, 2004, and 2003, respectively. 16,592 performance units were cancelled in 2005. Each performance unit has a cash value of $100.
The number of shares available for future grants for all plans at December 31, 2005 is 4,412,863.
52           THE TIMKEN COMPANY

10 Financial Instruments
As a result of its worldwide operating activities, the company is exposed to changes in foreign currency exchange rates, which affect its results of operations and financial condition. The company and certain subsidiaries enter into forward exchange contracts to manage exposure to currency rate fluctuations, primarily related to anticipated purchases of inventory and equipment. At December 31, 2005 and 2004, the company had forward foreign exchange contracts, all having maturities of less than eighteen months, with notional amounts of $238,378 and $130,794, respectively, and fair values of a $2,691 asset and ($8,575) liability, respectively. The forward foreign exchange contracts were entered into primarily by the company’s domestic entity to manage Euro exposures relative to the U.S. dollar and by its European subsidiaries to manage Euro and U.S. dollar exposures. The realized and unrealized gains and losses on these contracts are deferred and included in inventory or property, plant and equipment, depending on the transaction. These deferred gains and losses are reclassified from accumulated other comprehensive loss and recognized in earnings when the future transactions occur, or through depreciation expense.
During 2004, the company entered into interest rate swaps with a total notional value of $80,000 to hedge a portion of its fixed-rate debt. Under the terms of the interest rate swaps, the company receives interest at fixed rates and pays interest at variable rates. The maturity dates of the interest rate swaps are January 15, 2008 and February 15, 2010. The fair value of these swaps were $2,875 and $909 at December 31, 2005 and 2004 respectively, and were included in other non-current liabilities. The critical terms, such as principal and notional amounts and debt maturity and swap termination dates, coincide resulting in no hedge ineffectiveness. These instruments are designated and qualify as fair value hedges. Accordingly, the gain or loss on both the hedging instrument and the hedged item attributable to the hedged risk are recognized currently in earnings.
The carrying value of cash and cash equivalents, accounts receivable, commercial paper, short-term borrowings and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. The fair value of the company’s long-term fixed-rate debt, based on quoted market prices, was $525,000 and $549,000 at December 31, 2005 and 2004, respectively. The carrying value of this debt at such dates was $538,000 and $539,000 respectively.
11 Research and Development
The company performs research and development under company-funded programs and under contracts with the Federal government and others. Expenditures committed to research and development amounted to $60,100, $56,700 and $54,500 for 2005, 2004 and 2003, respectively. Of these amounts, $7,200, $6,700 and $2,100, respectively, were funded by others. Expenditures may fluctuate from year to year depending on special projects and needs.
THE TIMKEN COMPANY          53

Notes to Consolidated Financial Statements
(Thousands of dollars, except per share data)
12 Equity Investments
The balances related to investments accounted for under the equity method are reported in other non-current assets on the Consolidated Balance Sheet, which were approximately $19,900 and $29,800 at December 31, 2005 and 2004, respectively. In 2005, the company sold a joint venture, NRB Bearings, based in India.
Equity investments are reviewed for impairment when circumstances (such as lower-than-expected financial performance or change in strategic direction) indicate that the carrying value of the investment may not be recoverable. If impairment does exist, the equity investment is written down to its fair value with a corresponding charge to the Consolidated Statement of Income. No impairments were recorded during 2005 relating to the company’s equity investments.
During 2000, the company’s Steel Group invested in a joint venture, PEL, to commercialize a proprietary technology that converts iron units into engineered iron oxides for use in pigments, coatings and abrasives. In the fourth quarter of 2003, the company concluded its investment in PEL was impaired due to the following indicators of impairment: history of negative cash flow and losses; 2004 operating plan with continued losses and negative cash flow; and the continued required support from the company or another party.
In the fourth quarter of 2003, the company recorded a non-cash impairment loss of $45,700, which is reported in other expense-net on the Consolidated Statement of Income.
The company concluded that PEL was a variable interest entity and that the company is the primary beneficiary. In accordance with FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51”, the company consolidated PEL effective March 31, 2004. The adoption of FIN 46 resulted in a charge, representing the cumulative effect of change in accounting principle, of $948, which is reported in other expense-net on the Consolidated Statement of Income. Also, the adoption of FIN 46 increased the Consolidated Balance Sheet as follows: current assets by $1,659; property, plant and equipment by $11,333; short-term debt by $11,561; accounts payable and other liabilities by $659; and other non-current liabilities by $1,720. All of PEL’s assets are collateral for its obligations. Except for PEL’s indebtedness for which the company is a guarantor, PEL’s creditors have no recourse to the general credit of the company. In January 2006, the company repaid, in full, the $23,000 balance outstanding of the revenue bonds held by PEL.
13 Retirement and Postretirement Benefit Plans
The company sponsors defined contribution retirement and savings plans covering substantially all associates in the United States and certain salaried associates at non-U.S. locations. The company contributes shares of the company’s common stock to certain plans based on formulas established in the respective plan agreements. At December 31, 2005, the plans had 11,498,085 shares of the company’s common stock with a fair value of $368,169. Company contributions to the plans, including performance sharing, amounted to $25,801 in 2005, $22,801 in 2004 and $21,029 in 2003. The company paid dividends totaling $7,224 in 2005; $6,467 in 2004 and $6,763 in 2003, to plans holding shares of the company’s common stock.
The company and its subsidiaries sponsor several unfunded postretirement plans that provide health care and life insurance benefits for eligible retirees and dependents. Depending on retirement date and associate classification, certain health care plans contain contributions and cost-sharing features such as deductibles and coinsurance. The remaining health care and life insurance plans are noncontributory.
The company and its subsidiaries sponsor a number of defined benefit pension plans, which cover eligible associates. The cash contributions for the company’s defined benefit pension plans were $238,089 and $196,951 in 2005 and 2004, respectively.
During 2003, the company made revisions, which became effective on January 1, 2004, to certain of its benefit programs for its U.S.-based employees, resulting in a pretax curtailment gain of $10,720. Depending on an associate’s combined age and years of service with the company, defined benefit pension plan benefits were reduced or replaced by a new defined contribution plan. The company will no longer subsidize retiree medical coverage for those associates who did not meet a threshold of combined age and years of service with the company as of December 31, 2003.
54           THE TIMKEN COMPANY

Note 13 Retirement and Postretirement Benefit Plans (continued)
The company uses a measurement date of December 31 to determine pension and other postretirement benefit measurements for the pension plans and other postretirement benefit plans.
The following tables set forth the change in benefit obligation, change in plan assets, funded status and amounts recognized in the Consolidated Balance Sheet of the defined benefit pension and postretirement benefits as of December 31, 2005 and 2004:

	Defined Benefit
	Pension Plans		Postretirement Plans
	2005	2004	2005	2004

Change in benefit obligation
Benefit obligation at beginning of year	$2,586,146	$2,337,722	$820,595	$802,218
Service cost	40,049	37,112	5,501	5,751
Interest cost	152,265	145,880	45,847	48,807
Amendments	4,730	1,258	25,717	2
Actuarial losses (gains)	188,962	197,242	(32,662)	14,890
Associate contributions	993	962	—	—
International plan exchange rate change	(38,588)	25,953	117	222
Curtailment loss	729	—	8,141	—
Benefits paid	(163,613)	(159,983)	(52,010)	(51,295)

Benefit obligation at end of year	$2,771,673	$2,586,146	$821,246	$820,595

Change in plan assets(1)
Fair value of plan assets at beginning of year	$1,840,866	$1,548,142
Actual return on plan assets	210,234	234,374
Associate contributions	993	962
Company contributions	238,089	196,951
International plan exchange rate change	(24,216)	17,823
Benefits paid	(161,791)	(157,386)

Fair value of plan assets at end of year	$2,104,175	$1,840,866

Funded status
Projected benefit obligation in excess of plan assets	$(667,498)	$(745,280)	$(821,246)	$(820,595)
Unrecognized net actuarial loss	812,353	739,079	254,307	303,244
Unrecognized net asset at transition dates, net of amortization	(500)	(598)	—	—
Unrecognized prior service cost (benefit)	88,059	95,820	(2,361)	(33,016)

Prepaid (accrued) benefit cost	$232,414	$89,021	$(569,300)	$(550,367)

Amounts recognized in the Consolidated Balance Sheet
Accrued benefit liability	$(406,875)	$(603,644)	$(569,300)	$(550,367)
Intangible asset	77,595	92,860	—	—
Minimum pension liability included in accumulated other comprehensive loss	561,694	599,805	—	—

Net amount recognized	$232,414	$89,021	$(569,300)	$(550,367)

(1)	Plan assets are primarily invested in listed stocks and bonds and cash equivalents.
The current portion of accrued pension cost, which is included in salaries, wages and benefits on the Consolidated Balance Sheet, was $160,200 and $135,000 at December 31, 2005 and 2004, respectively. The current portion of accrued postretirement benefit cost, which is included in salaries, wages and benefits on the Consolidated Balance Sheet, was $55,500 and $60,000 at December 31, 2005 and 2004, respectively.
THE TIMKEN COMPANY           55

Notes to Consolidated Financial Statements
(Thousands of dollars, except per share data)
Note 13 Retirement and Postretirement Benefit Plans (continued)
In 2005, investment performance and company contributions increased the company’s pension fund asset values. At the same time, the company’s defined benefit pension liability also increased as a result of lowering the discount rate from 6.0% to 5.875%.
The accumulated benefit obligations at December 31, 2005 exceeded the market value of plan assets for the majority of the company’s plans. For these plans, the projected benefit obligation was $2,219,000; the accumulated benefit obligation was $2,134,000; and the fair value of plan assets was $1,593,000 at December 31, 2005.
In 2005, as a result of increased contributions to the company’s defined benefit pension plans, the company recorded a reduction in the minimum pension liability of $38,111 and a non-cash after tax benefit to accumulated other comprehensive loss of $13,395.
For 2006 expense, the company’s discount rate has been reduced from 6.0% to 5.875%. This change will result in an increase in 2006 pretax pension expense of approximately $2,400.
On September 10, 2002, the company issued 3,000,000 shares of its common stock to The Timken Company Collective Investment Trust for Retirement Trusts (the Trust) as a contribution to three company-sponsored pension plans. The fair market value of the 3,000,000 shares of common stock contributed to the Trust was approximately $54,500, which consisted of 2,766,955 shares of the company’s treasury stock and 233,045 shares issued from authorized common stock. As of December 31, 2004, the company’s defined benefit pension plans held 1,313,000 common shares with fair value of $34,164. The company paid dividends totaling $927 in 2004 to plans holding common shares. In early 2005, the remaining common shares were sold. As of December 31, 2005, the company’s defined benefit pension plans did not hold a material amount of shares of the company’s common stock.
The following table summarizes the assumptions used by the consulting actuary and the related benefit cost information:

	Pension Benefits			Postretirement Benefits
	2005	2004	2003	2005	2004	2003

Assumptions
Discount rate	5.875%	6.00%	6.30%	5.875%	6.00%	6.30%
Future compensation assumption	3% to 4%	3% to 4%	3% to 4%
Expected long-term return on plan assets	8.75%	8.75%	8.75%

Components of net periodic benefit cost
Service cost	$40,049	$37,112	$47,381	$5,501	$5,751	$6,765
Interest cost	152,265	145,880	137,242	45,847	48,807	49,459
Expected return on plan assets	(153,493)	(146,199)	(133,474)	—	—	—
Amortization of prior service cost	12,513	15,137	18,506	(4,446)	(4,683)	(5,700)
Recognized net actuarial loss	49,902	33,075	19,197	16,275	17,628	14,997
Curtailment loss (gain)	900	—	560	7,649	—	(8,856)
Amortization of transition asset	(118)	(106)	(574)	—	—	—

Net periodic benefit cost	$102,018	$84,899	$88,838	$70,826	$67,503	$56,665

For measurement purposes, the company assumed a weighted-average annual rate of increase in the per capita cost (health care cost trend rate) for medical benefits of 9.0% for 2006, declining gradually to 5.0% in 2010 and thereafter; and 12.0% for 2006, declining gradually to 6.0% in 2014 and thereafter for prescription drug benefits.
The assumed health care cost trend rate may have a significant effect on the amounts reported. A one percentage point increase in the assumed health care cost trend rate would increase the 2005 total service and interest cost components by $1,413 and would increase the postretirement benefit obligation by $25,836. A one percentage point decrease would provide corresponding reductions of $1,312 and $23,836, respectively.
The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) was signed into law on December 8, 2003. The Medicare Act provides for prescription drug benefits under Medicare Part D and contains a subsidy to plan sponsors who provide “actuarially equivalent” prescription plans. In May 2004, the FASB issued FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-2).
56           THE TIMKEN COMPANY

Note 13 Retirement and Postretirement Benefit Plans (continued)
During 2005, the company’s actuary determined that the prescription drug benefit provided by the company’s postretirement plan is considered to be actuarially equivalent to the benefit provided under the Medicare Act. In accordance with FSP 106-2, all measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes reflect the effects of the Medicare Act on the plan for the entire fiscal year.
For the year 2005, the effect on the accumulated postretirement benefit obligation attributed to past service as of January 1, 2005 is a reduction of $73,500 and the effect on the amortization of actuarial losses, service cost, and interest cost components of net periodic benefit cost is a reduction of $9,189. No Medicare cash subsidies were received in 2005.
Plan Assets:
The company’s pension asset allocation at December 31, 2005 and 2004, and target allocation are as follows:

	Current Target	Percentage of Pension Plan
	Allocation	Assets at December 31
Asset Category	2006	2005	2004

Equity securities	60% to 70%	67%	68%
Debt securities	30% to 40%	33%	32%

Total	100%	100%	100%

The company recognizes its overall responsibility to ensure that the assets of its various pension plans are managed effectively and prudently and in compliance with its policy guidelines and all applicable laws. Preservation of capital is important; however, the company also recognizes that appropriate levels of risk are necessary to allow its investment managers to achieve satisfactory long-term results consistent with the objectives and the fiduciary character of the pension funds. Asset allocation is established in a manner consistent with projected plan liabilities, benefit payments and expected rates of return for various asset classes. The expected rate of return for the investment portfolio is based on expected rates of return for various asset classes as well as historical asset class and fund performance.
Cash Flows:

Employer Contributions to Defined Benefit Plans

2004	$196,951
2005	$238,089
2006 (expected)	$160,200

Future benefit payments are expected to be as follows:

Benefit Payments	Pension Benefits	Postretirement Benefits
			Expected	Net Including
			Medicare	Medicare
		Gross	Subsidies	Subsidies

2006	$167,656	$62,641	$3,347	$59,294
2007	$171,116	$66,459	$3,502	$62,957
2008	$174,474	$68,811	$3,933	$64,878
2009	$177,916	$70,830	$4,351	$66,479
2010	$176,982	$70,814	$4,771	$66,043
2011– 2015	$926,217	$330,463	$26,235	$304,228

The pension accumulated benefit obligation was $2,638,920 and $2,451,345 at December 31, 2005 and 2004, respectively.
THE TIMKEN COMPANY           57

Notes to Consolidated Financial Statements
(Thousands of dollars, except per share data)
14 Segment Information
Description of types of products and services from which each reportable segment derives its revenues
The company’s reportable segments are business units that target different industry segments. Each reportable segment is managed separately because of the need to specifically address customer needs in these different industries. The company has three reportable segments: Industrial Group, Automotive Group and Steel Group.
The Industrial Group includes sales of bearings and other products and services (other than steel) to a diverse customer base, including: industrial equipment, off-highway, rail and aerospace and defense customers. The Industrial Group also includes aftermarket distribution operations, including automotive applications, for products other than steel. The Automotive Group includes sales of bearings and other products and services (other than steel) to automotive original equipment manufacturers for passenger cars, trucks and trailers. The company’s bearing products are used in a variety of products and applications, including passenger cars, trucks, locomotive and railroad cars, machine tools, rolling mills, farm and construction equipment, aircraft, missile guidance systems, computer peripherals and medical instruments.
The Steel Group includes sales of low and intermediate alloy, vacuum-processed alloys, tool steel and some carbon grades. These are available in a wide range of solid and tubular sections with a variety of finishes. The company also manufactures custom-made steel products, including precision steel components. Approximately 10% of the company’s steel is consumed in its bearing operations. In addition, sales are made to other anti-friction bearing companies and to aircraft, automotive, forging, tooling, oil and gas drilling industries and steel service centers. Tool steels are sold through the company’s distribution facilities.
Measurement of segment profit or loss and segment assets
The company evaluates performance and allocates resources based on return on capital and profitable growth. The primary measurement used by management to measure the financial performance of each Group is adjusted EBIT (earnings before interest and taxes, excluding special items such as impairment and restructuring charges, rationalization and integration costs, one-time gains or losses on sales of assets, allocated receipts or payments made under the CDSOA, loss on dissolution of subsidiary, acquisition-related currency exchange gains, and other items similar in nature). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at values based on market prices, which creates intercompany profit on intersegment sales or transfers that is eliminated in consolidation.
Factors used by management to identify the enterprise’s reportable segments
Prior to 2004, the company reported net sales by geographic area based on the location of its selling subsidiary. Beginning in 2004, the company changed its reporting of net sales by geographic area to be more reflective of how the company operates its segments, which is by the destination of net sales. Net sales by geographic area for 2003 have been reclassified to conform to the 2005 and 2004 presentation. Non-current assets by geographic area are reported by the location of the subsidiary.

	United		Other
Geographic Financial Information	States	Europe	Countries	Consolidated

2005
Net sales	$3,619,432	$821,472	$727,530	$5,168,434
Non-current assets	1,494,780	337,657	177,988	2,010,425

2004
Net sales	$3,114,138	$784,778	$614,755	$4,513,671
Non-current assets	1,483,674	398,925	221,112	2,103,711

2003
Net sales	$2,673,007	$648,412	$466,678	$3,788,097
Non-current assets	1,753,221	365,969	193,494	2,312,684

58           THE TIMKEN COMPANY

Note 14 Segment Information (continued)

Segment Financial Information	2005	2004	2003

Industrial Group
Net sales to external customers	$1,925,211	$1,709,770	$1,498,832
Intersegment sales	1,847	1,437	837
Depreciation and amortization	73,278	71,352	61,018
EBIT, as adjusted	199,936	177,913	128,031
Capital expenditures	87,932	49,721	33,724
Assets employed at year-end	1,712,487	1,682,589	1,617,898

Automotive Group
Net sales to external customers	$1,661,048	$1,582,226	$1,396,104
Depreciation and amortization	85,345	78,100	82,958
EBIT (loss) as adjusted	(19,886)	15,919	15,685
Capital expenditures	100,369	73,926	71,294
Assets employed at year-end	1,267,479	1,282,954	1,180,537

Steel Group
Net sales to external customers	$1,582,175	$1,221,675	$893,161
Intersegment sales	178,157	161,941	133,356
Depreciation and amortization	59,436	59,979	64,875
EBIT (loss), as adjusted	219,780	54,756	(6,043)
Capital expenditures	37,236	23,907	24,297
Assets employed at year-end	1,013,768	977,366	891,354

Total
Net sales to external customers	$5,168,434	$4,513,671	$3,788,097
Depreciation and amortization	218,059	209,431	208,851
EBIT, as adjusted	399,830	248,588	137,673
Capital expenditures	225,537	147,554	129,315
Assets employed at year-end	3,993,734	3,942,909	3,689,789

Reconciliation to Income Before Income Taxes
Total EBIT, as adjusted, for reportable segments	$399,830	$248,588	$137,673
Impairment and restructuring	(26,093)	(13,434)	(19,154)
Rationalization and integration charges	(17,270)	(27,025)	(33,913)
Gain on sale of non-strategic assets, net of dissolution of subsidiary	8,547	190	1,996
CDSOA net receipts, net of expenses	77,069	44,429	65,559
Acquisition-related unrealized currency exchange gains	—	—	1,696
Impairment charge for investment in PEL	—	—	(45,730)
Adoption of FIN 46 for investment in PEL	—	(948)	—
Other	(194)	(719)	—
Interest expense	(51,585)	(50,834)	(48,401)
Interest income	3,437	1,397	1,123
Intersegment adjustments	(3,195)	(1,865)	(47)

Income before income taxes	$390,546	$199,779	$60,802

THE TIMKEN COMPANY            59

Notes to Consolidated Financial Statements
(Thousands of dollars, except per share data)
15 Income Taxes
Income before income taxes, based on geographic location of the operation to which such earnings are attributable, is provided below. As the company has elected to treat certain foreign subsidiaries as branches for U.S. income tax purposes, pretax income attributable to the U.S. shown below may differ from the pretax income reported on the company’s annual U.S. Federal income tax return.

	Income before income taxes
	2005	2004	2003

United States	$236,831	$165,392	$53,560
Non-United States	153,715	34,387	7,242

Income before income taxes	$390,546	$199,779	$60,802

The provision for income taxes consisted of the following:

Current:
Federal	$25,407	$(12,976)	$—
State and local	1,305	4,078	1,020
Foreign	24,778	10,982	18,895

	51,490	2,084	19,915

Deferred:
Federal	83,032	53,646	48
State and local	1,715	1,063	1,271
Foreign	(5,972)	7,330	3,087

	78,775	62,039	4,406

United States and foreign taxes on income	$130,265	$64,123	$24,321

The company made income tax payments of approximately $23,600, $49,800 and $13,800 in 2005, 2004 and 2003, respectively.
Following is the reconciliation between the provision for income taxes and the amount computed by applying U.S. Federal income tax rate of 35% to income before taxes:

	2005	2004	2003

Income tax at the statutory federal rate	$136,691	$69,922	$21,281
Adjustments:
State and local income taxes, net of federal tax benefit	1,963	3,342	1,489
Tax on foreign remittances	16,124	4,164	3,027
Losses without current tax benefits	1,365	28,630	8,866
Tax holidays and foreign earnings taxes at different rates	(8,515)	(10,628)	(4,990)
Deductible dividends paid to ESOP	(2,399)	(2,013)	(1,975)
Benefits related to U.S. exports	(9,971)	(2,308)	(8,626)
Accrual of tax-free Medicare subsidy	(3,216)	(1,452)	—
Accruals and settlements related to tax audits	4,001	(12,673)	500
Change in tax status of certain entities	—	(11,954)	—
Other items (net)	(5,778)	(907)	4,749

Provision for income taxes	$130,265	$64,123	$24,321

Effective income tax rate	33.4%	32.1%	40%

60          THE TIMKEN COMPANY

Note 15 Income Taxes (continued)
In connection with various investment arrangements, the company has a “holiday” from income taxes in the Czech Republic and China. These agreements were new to the company in 2003 and expire in 2010 and 2007, respectively. In total, the agreements reduced income tax expenses by $4,300 in 2005, $4,500 in 2004 and $2,200 in 2003. These savings resulted in an increase to earnings per diluted share of $0.05 in 2005, $0.05 in 2004 and $0.03 in 2003.
The company plans to reinvest undistributed earnings of all non-U.S. subsidiaries, which amounted to approximately $152,000 at December 31, 2005. Accordingly, U.S. income taxes have not been provided on such earnings. If these earnings were repatriated, additional tax expense of approximately $52,000 would be incurred.
On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act). The Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from foreign subsidiaries. During 2005, the company repatriated $118,800 under the Act. This amount consisted of dividends, previously taxed income and returns of capital, and resulted in income tax expense of $11,700. The Act also contains a provision to gradually eliminate the benefits received by extraterritorial income exclusion for U.S. exports. For 2005, 80% of the benefit is allowed, decreasing to 60% in 2006 and zero in 2007 and thereafter. Additionally, the Act contains a provision that enables companies to deduct a percentage (3% in 2005, increasing to 9% in 2010) of the taxable income derived from qualified domestic manufacturing operations. Due to its net operating loss position in the U.S., the company did not receive any benefit from the manufacturing deduction in 2005. However, it expects to start recognizing these benefits in 2006.
The effect of temporary differences giving rise to deferred tax assets and liabilities at December 31, 2005 and 2004 were as follows:

	2005	2004

Deferred tax assets:
Accrued postretirement benefits cost	$217,478	$198,210
Accrued pension cost	52,369	166,525
Inventory	25,227	32,634
Benefit accruals	18,885	14,479
Tax loss and credit carryforwards	172,509	216,869
Other—net	44,821	12,500
Valuation allowance	(171,357)	(175,398)

	359,932	465,819
Deferred tax liability — depreciation and amortization	(296,873)	(298,918)

Net deferred tax asset	$63,059	$166,901

The company has U.S. loss carryforwards with tax benefits totaling $44,300. These losses will start to expire in 2007. In addition, the company has loss carryforwards in various foreign jurisdictions with tax benefits totaling $108,800 having various expiration dates, and state and local carryforwards with tax benefits of $8,300, which will begin to expire in 2006. The company has provided valuation allowances of $147,500 against certain of these carryforwards. The company has provided valuation allowances of $23,900 against deferred tax assets other than tax losses and credit carryforwards. The company has U.S. research tax credit carryforwards of $3,400 and alternative minimum tax credit carryforwards of $7,700. The research tax credits will begin to expire in 2019; the AMT credits may be carried forward indefinitely.
The calculation of the company’s provision for income taxes involves the interpretation of complex tax laws and regulations. Tax benefits for certain items are not recognized, unless it is probable that the company’s position will be sustained if challenged by tax authorities. Tax liabilities for other items are recognized for anticipated tax contingencies based on the company’s estimate of whether, and the extent to which, additional taxes will be due.
THE TIMKEN COMPANY           61

Quarterly Financial Data
(Unaudited)

	Net	Gross	Impairment &	Net	Earnings per Share (1)		Dividends
	Sales	Profit	Restructuring	Income	Basic	Diluted	Per Share

(Thousands of dollars, except per share data)
2005
Q1	$1,304,540	$271,850	$—	$58,235	$0.64	$0.63	$0.15
Q2	1,324,678	276,812	(44)	67,334	0.74	0.73	0.15
Q3	1,258,133	252,411	24,451	39,831	0.43	0.43	0.15
Q4	1,281,083	257,648	1,686	94,881 (2)	1.03	1.01	0.15

	$5,168,434	$1,058,721	$26,093	$260,281	$2.84	$2.81	$0.60

2004
Q1	$1,098,785	$202,523	$730	$28,470	$0.32	$0.32	$0.13
Q2	1,130,287	205,587	329	25,341	0.28	0.28	0.13
Q3	1,096,724	184,045	2,939	17,463	0.19	0.19	0.13
Q4	1,187,875	246,430	9,436	64,382 (2)(3)	0.71	0.71	0.13

	$4,513,671	$838,585	$13,434	$135,656	$1.51	$1.49	$0.52

(1)	Annual earnings per share do not equal the sum of the individual quarters due to differences in the average number of shares outstanding during the respective periods.

(2)	Includes receipt (net of expenses) of $77.1 million and $44.4 million in 2005 and 2004, resulting from the U.S. Continued Dumping and Subsidy Offset Act.

(3)	Includes $17.1 million for the gain in non-strategic assets and $16.2 million for the loss on dissolution of a subsidiary.
62           THE TIMKEN COMPANY

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
Item 9A. Controls and Procedures
As of the end of the period covered by this report, the company’s management carried out an evaluation, under the supervision and with the participation of the company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures as defined to Exchange Act Rule 13a-15(e). Based upon that evaluation, the principal executive officer and principal financial officer concluded that the company’s disclosure controls and procedures were effective as of the end of the period covered by this report.
There have been no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting during the company’s fourth quarter of 2005.
Report of Management on Internal Control Over Financial Reporting
The management of The Timken Company is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Timken’s internal control system was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Timken management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment under COSO’s “Internal Control-Integrated Framework,” management believes that, as of December 31, 2005, Timken’s internal control over financial reporting is effective.
Ernst & Young LLP, independent registered public accounting firm, has issued an audit report on management’s assessment of Timken’s internal control over financial reporting as of December 31, 2005.
Management Certifications
James W. Griffith, President and Chief Executive Officer of Timken, has certified to the New York Stock Exchange that he is not aware of any violation by Timken of New York Stock Exchange corporate governance standards.
Section 302 of the Sarbanes-Oxley Act of 2002 requires Timken’s principal executive officer and principal financial officer to file certain certifications with the Securities and Exchange Commission relating to the quality of Timken’s public disclosures. These certifications are filed as exhibits to this report.
THE TIMKEN COMPANY           63

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of The Timken Company
We have audited management’s assessment, including the accompanying Report of Management on Internal Control Over Financial Reporting, that The Timken Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Timken Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that The Timken Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The Timken Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Timken Company as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of The Timken Company and our report dated February 24, 2006 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Cleveland, Ohio
February 24, 2006
Item 9B. Other Information
Not applicable.
64           THE TIMKEN COMPANY

Forward — Looking Statements
Certain statements set forth in this document and in the company’s 2005 Annual Report to Shareholders (including the company’s forecasts, beliefs and expectations) that are not historical in nature are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management’s Discussion and Analysis on pages 17 through 35 contain numerous forward-looking statements. The company cautions readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of the company due to a variety of important factors, such as:
a)	changes in world economic conditions, including additional adverse effects from terrorism or hostilities. This includes, but is not limited to, political risks associated with the potential instability of governments and legal systems in countries in which the company or its customers conduct business and significant changes in currency valuations;

b)	the effects of fluctuations in customer demand on sales, product mix and prices in the industries in which the company operates. This includes the ability of the company to respond to the rapid improvements in the industrial market, the effects of customer strikes, the impact of changes in industrial business cycles and whether conditions of fair trade continue in the U.S. market;

c)	competitive factors, including changes in market penetration, increasing price competition by existing or new foreign and domestic competitors, the introduction of new products by existing and new competitors and new technology that may impact the way the company’s products are sold or distributed;

d)	changes in operating costs. This includes: the effect of changes in the company’s manufacturing processes; changes in costs associated with varying levels of operations; higher cost and availability of raw materials and energy; the company’s ability to mitigate the impact of higher material costs through surcharges and/or price increases; changes resulting from inventory management and cost reduction initiatives and different levels of customer demands; the effects of unplanned work stoppages; and changes in the cost of labor and benefits;

e)	the success of the company’s operating plans, including its ability to achieve the benefits from its ongoing continuous improvement and rationalization programs; the ability of acquired companies to achieve satisfactory operating results; and the company’s ability to maintain appropriate relations with unions that represent company associates in certain locations in order to avoid disruptions of business;

f)	unanticipated litigation, claims or assessments. This includes, but is not limited to, claims or problems related to intellectual property, product liability or warranty and environmental issues;

g)	changes in worldwide financial markets, including interest rates to the extent they affect the company’s ability to raise capital or increase the company’s cost of funds, have an impact on the overall performance of the company’s pension fund investments and/or cause changes in the economy which affect customer demand; and

h)	those items identified under Item 1A. Risk Factors on pages 8 through 11.
Additional risks relating to the company’s business, the industries in which the company operates or the company’s common stock may be described from time to time in the company’s filings with the SEC. All of these risk factors are difficult to predict, are subject to material uncertainties that may affect actual results and may be beyond the company’s control.
Except as required by the federal securities laws, the company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
THE TIMKEN COMPANY          65

PART III
Item 10. Directors and Executive Officers of the Registrant
Required information is set forth under the captions “Election of Directors” on Pages 4-7 and “Section 16(a) Beneficial Ownership Report Compliance” on Page 27 of the proxy statement filed in connection with the annual meeting of shareholders to be held April 18, 2006, and is incorporated herein by reference. Information regarding the executive officers of the registrant is included in Part I hereof. Information regarding the company’s Audit Committee and its Audit Committee Financial Expert is set forth on page 8 of the proxy statement filed in connection with the annual meeting of shareholders to be held April 18, 2006, and is incorporated herein by reference.
The General Policies and Procedures of the Board of Directors of the company and the charters of its Audit Committee, Compensation Committee and Nominating and Governance Committee are also available on its website at www.timken.com and are available to any shareholder upon request to the Corporate Secretary. The information on the company’s website is not incorporated by reference into this Annual Report on Form 10-K.
The company has adopted a code of ethics that applies to all of its employees, including its principal executive officer, principal financial officer and principal accounting officer, as well as its directors. The company’s code of ethics, The Timken Company Standards of Business Ethics Policy, is available on its website at www.timken.com. The company intends to disclose any amendment to, or waiver from, its code of ethics by posting such amendment or waiver, as applicable, on its website.
Item 11. Executive Compensation
Required information is set forth under the captions “Executive Compensation” on Pages 13-24 of the proxy statement filed in connection with the annual meeting of shareholders to be held April 18, 2006, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Required information, including with respect to institutional investors owning more than 5% of the company’s Common Stock, is set forth under the caption “Beneficial Ownership of Common Stock” on Pages 11-12 of the proxy statement filed in connection with the annual meeting of shareholders to be held April 18, 2006, and is incorporated herein by reference.
Required information is set forth under the caption “Equity Compensation Plan Information” on Page 18 of the proxy statement filed in connection with the annual meeting of shareholders to be held April 18, 2006, and is incorporated by reference.
Item 13. Certain Relationships and Related Transactions
Required information is set forth under the caption “Election of Directors” on Pages 4-7 of the proxy statement issued in connection with the annual meeting of shareholders to be held April 18, 2006, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Required information regarding fees paid to and services provided by the company’s independent auditor during the years ended December 31, 2005 and 2004 and the pre-approval policies and procedures of the Audit Committee of the company’s Board of Directors is set forth on Page 26 of the proxy statement issued in connection with the annual meeting of shareholders to be held April 18, 2006, and is incorporated herein by reference.
66           THE TIMKEN COMPANY

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) and (2) — Schedule II – Valuation and Qualifying Accounts is submitted as a separate section of this report.
Schedules I, III, IV and V are not applicable to the company and, therefore, have been omitted.
(3) Listing of Exhibits
     Exhibit

(3)(i)	Amended Articles of Incorporation of The Timken Company (effective April 16, 1996) were filed with Form S-8 dated April 16, 1996 (Registration No. 333-02553) and are incorporated herein by reference.

(3)(ii)	Amended Regulations of The Timken Company effective April 21, 1987, were filed on March 29, 1993 with Form 10-K (Commission File No. 1-1169) and are incorporated herein by reference.

(4.0)	Credit Agreement dated as of December 31, 2002 among The Timken Company, as Borrower, Various Financial Institutions, as Banks, and Bank of America, N.A. and KeyBank National Association, as Co-Administrative Agents was filed on March 27, 2003 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(4.1)	Amendment dated as of September 3, 2004 to the Credit Agreement dated as of December 31, 2002 among The Timken Company, as Borrower, Various Financial Institutions, as Banks, and Bank of America, N.A. and KeyBank National Association, as Co-Administrative Agents was filed on March 15, 2005 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(4.2)	Indenture dated as of July 1, 1990, between Timken and Ameritrust Company of New York, which was filed with Timken’s Form S-3 registration statement dated July 12, 1990 (Registration No. 333-35773) and is incorporated herein by reference.

(4.3)	First Supplemental Indenture, dated as of July 24, 1996, by and between The Timken Company and Mellon Bank, N.A. was filed on November 13, 1996 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(4.4)	Indenture dated as of February 18, 2003, between The Timken Company and The Bank of New York, as Trustee, Providing for Issuance of Notes in Series was filed on March 27, 2003 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(4.5)	The company is also a party to agreements with respect to other long-term debt in total amount less than 10% of the registrant’s consolidated total assets. The registrant agrees to furnish a copy of such agreements upon request.

(4.6)	Amended and Restated Credit Agreement dated as of June 30, 2005 by and among: The Timken Company; Bank of America, N.A. and KeyBank National Association as Co-Administrative Agents; JP Morgan Chase Bank, N.A. and Wachovia Bank, National Association as Syndication Agents; KeyBank National Association as Paying Agent, L/C Issuer and Swing Line Lender; and other Lenders party thereto was filed July 7, 2005 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(4.7)	Amended and Restated Receivables Purchase Agreement dated as of December 30, 2005 by and among: Timken Receivables Corporation; The Timken Corporation; Jupiter Securitization Corporation; and JP Morgan Chase Bank, N.A. was filed on January 6, 2006 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(4.8)	Amended and Restated Receivables Sales Agreement dated as of December 30, 2005 by and between Timken Corporation and Timken Receivables Corporation was filed on January 6, 2006 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.
     THE TIMKEN COMPANY          67

Listing of Exhibits (continued)
Management Contracts and Compensation Plans

(10.0)	The Management Performance Plan of The Timken Company for Officers and Certain Management Personnel, as revised on December 18, 2002 was filed on March 27, 2003 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.1)	The Management Performance Plan of The Timken Company for Officers and Certain Management Personnel as revised on January 31, 2005 was filed on March 15, 2005 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.2)	The Timken Company 1996 Deferred Compensation Plan for officers and other key employees, amended and restated as of April 20, 1999 was filed on May 13, 1999 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.3)	Amendment to The Timken Company 1996 Deferred Compensation Plan was filed on March 3, 2004 with Form 10-K (Commission File No. 1-1169), and is incorporated herein by reference.

(10.4)	The Timken Company Long-Term Incentive Plan for directors, officers and other key employees as amended and restated as of February 6, 2004 and approved by shareholders on April 20, 2004 was filed as Appendix A to Proxy Statement filed on March 1, 2004 (Commission File No. 1-1169) and is incorporated herein by reference.

(10.5)	The form of Severance Agreement entered into with all Executive Officers of the company was filed on March 27, 1997 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference. Each differs only as to name and date executed.

(10.6)	The form of Death Benefit Agreement entered into with all Executive Officers of the company was filed on March 30, 1994 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference. Each differs only as to name and date executed. Currently applicable only to those Executive Officers who retired prior to January 1, 2004.

(10.7)	The amended form of Death Benefit Agreement entered into with Executive Officers and certain key employees of the company who held such positions as of October 1, 2003 was filed on August 6, 2004 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference. Each differs only as to name and date executed.

(10.8)	The form of Indemnification Agreements entered into with all Directors who are not Executive Officers of the company was filed on April 1, 1991 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference. Each differs only as to name and date executed.

(10.9)	The form of Indemnification Agreements entered into with all Executive Officers of the company who are not Directors of the company was filed on April 1, 1991 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference. Each differs only as to name and date executed.
68           THE TIMKEN COMPANY

Listing of Exhibits (continued)
Management Contracts and Compensation Plans

(10.10)	The form of Indemnification Agreements entered into with all Executive Officers of the company who are also Directors of the company was filed on April 1, 1991 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference. Each differs only as to name and date executed.

(10.11)	The form of Employee Excess Benefits Agreement entered into with all active Executive Officers, certain retired Executive Officers, and certain other key employees of the company was filed on March 27, 1992 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference. Each differs only as to name and date executed.

(10.12)	Amendment to Employee Excess Benefits Agreement was filed on May 12, 2000 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.13)	The amended form of Employee Excess Benefits Agreement entered into with certain Executive Officers and certain key employees of the company was filed on August 6, 2004 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference. Each differs only as to name and date executed.

(10.14)	Amended form of Excess Benefits Agreement entered into with the President & Chief Executive Officer and Senior Vice President – Technology (now President – Steel) was filed on August 6, 2004 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.15)	The Amended and Restated Supplemental Pension Plan of The Timken Company as adopted March 16, 1998 was filed on March 20, 1998 with Form 10-K (Commission File No. 1-1169), and is incorporated herein by reference.

(10.16)	Amendment to the Amended and Restated Supplemental Pension Plan of the Timken Company executed on December 29, 1998 was filed on March 30, 1999 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.17)	The form of The Timken Company Nonqualified Stock Option Agreement for nontransferable options without dividend credit as adopted on April 17, 2001 was filed on May 14, 2001 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.18)	The form of The Timken Company Nonqualified Stock Option Agreement for special award options (performance vesting) as adopted on April 18, 2000 was filed on May 12, 2000 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.19)	The form of Non-Qualified Stock Option Agreement for Officers adopted on January 31, 2005 was filed on February 4, 2005 as an exhibit to Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.20)	The form of Non-Qualified Stock Option Agreement for Officers adopted on February 6, 2006 was filed on February 10, 2006 as an exhibit to Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.21)	The form of The Timken Company Performance Share Agreement entered into with W. R. Timken, Jr., was filed on March 20, 1998 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.
THE TIMKEN COMPANY          69

Listing of Exhibits (continued)
Management Contracts and Compensation Plans

(10.22)	The Timken Company Senior Executive Management Performance Plan as Amended and Restated as of February 1, 2005 and approved by shareholders April 19, 2005 was filed as Appendix A to Proxy Statement filed on March 14, 2005 (Commission File No. 1-1169) and is incorporated herein by reference.

(10.23)	The Timken Company Nonqualified Stock Option Agreement entered into with James W. Griffith and adopted on December 16, 1999 was filed on March 29, 2000 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.24)	The Timken Company Director Deferred Compensation Plan effective as of February 4, 2000 was filed on May 12, 2000 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.25)	The form of The Timken Company Deferred Shares Agreement as adopted on April 18, 2000 was filed on May 12, 2000 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.26)	The amended form of The Timken Company Deferred Shares Agreement was filed on August 6, 2004 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.27)	The form of The Timken Company Restricted Share Agreement as adopted on January 31, 2005 was filed on February 4, 2005 as an exhibit to Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.28)	The form of The Timken Company Restricted Share Agreement as adopted on February 6, 2006 was filed on February 10, 2006 as an exhibit to Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.29)	The form of The Timken Company Performance Unit Agreement as adopted on April 16, 2002 was filed on May 14, 2002 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.30)	The form of The Timken Company Performance Unit Agreement as adopted on January 31, 2005 was filed on February 4, 2005 as an exhibit to Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.31)	The form of The Timken Company Performance Unit Agreement as adopted on February 6, 2006 was filed on February 10, 2006 as an exhibit to Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.32)	The form of The Timken Company Restricted Share Agreement for Non-Employee Directors as adopted on January 31, 2005 was filed on March 15, 2005 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.33)	The form of The Timken Company Non-Qualified Stock Option Agreement for Non-Employee Directors as adopted on January 31, 2005 was filed on March 15, 2005 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.34)	Restricted Shares Agreement entered into with Glenn A. Eisenberg was filed on March 28, 2002 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.
70           THE TIMKEN COMPANY

Listing of Exhibits (continued)
Management Contracts and Compensation Plans

(10.35)	Executive Severance Agreement entered into with Glenn A. Eisenberg was filed on March 27, 2003 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.36)	The form of The Timken Company 1996 Deferred Compensation Plan Election Agreement as adopted on December 17, 2003 was filed on March 3, 2004 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.37)	The form of Associate Election Agreement under the 1996 Deferred Compensation Plan was filed on February 4, 2005 as an exhibit to Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.38)	The form of The Timken Company 1996 Deferred Compensation Plan Election Agreement for Deferral of Restricted Shares was filed on August 13, 2002 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.39)	The form of The Timken Company Director Deferred Compensation Plan Election Agreement was filed on May 15, 2003 with Form 10-Q (Commission File Number 1-1169) and is incorporated herein by reference. Each differs only as to name and date executed.

(10.40)	The form of Non-employee Director Election Agreement under the 1996 Deferred Compensation Plan was filed on February 4, 2005 as an exhibit to Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.41)	Deferred Share Agreement entered into with Michael C. Arnold was filed on February 10, 2006 as an exhibit to Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.42)	Non-Executive Chairman Agreement entered into with W. R. Timken, Jr. was filed on March 3, 2004 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(12)	Computation of Ratio of Earnings to Fixed Charges.

(21)	A list of subsidiaries of the registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31.1)	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
THE TIMKEN COMPANY          71

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY

By /s/ James W. Griffith	By /s/ Glenn A. Eisenberg

James W. Griffith	Glenn A. Eisenberg
President, Chief Executive Officer and Director	Executive Vice President — Finance
(Principal Executive Officer)	and Administration (Principal Financial Officer)
Date March 13, 2006	Date March 13, 2006

By /s/ Sallie B. Bailey

Sallie B. Bailey
Senior Vice President — Finance
(Principal Accounting Officer)
Date March 13, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Phillip R. Cox*	By /s/ Frank C. Sullivan*

Phillip R. Cox Director	Frank C. Sullivan Director
Date March 13, 2006	Date March 13, 2006

By /s/ Jerry J. Jasinowski*	By /s/ John M. Timken, Jr.*

Jerry J. Jasinowski Director	John M. Timken, Jr. Director
Date March 13, 2006	Date March 13, 2006

By /s/ John A. Luke, Jr.*	By /s/ Ward J. Timken*

John A. Luke, Jr. Director	Ward J. Timken Director
Date March 13, 2006	Date March 13, 2006

By /s/ Robert W. Mahoney*	By /s/ Ward J. Timken, Jr.*

Robert W. Mahoney Director	Ward J. Timken, Jr. Director
Date March 13, 2006	Date March 13, 2006

By /s/ Joseph W. Ralston*

Joseph W. Ralston Director	Joseph F. Toot, Jr. Director
Date March 13, 2006	Date March 13, 2006

By /s/ Jacqueline F. Woods*

Jacqueline F. Woods Director
Date March 13, 2006

*By /s/ Glenn A. Eisenberg

Glenn A. Eisenberg, attorney-in-fact
By authority of Power of Attorney
filed as Exhibit 24 hereto
Date March 13, 2006

72	THE TIMKEN COMPANY

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of The Timken Company
We have audited the accompanying consolidated balance sheets of The Timken Company and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Timken Company and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Timken Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2006 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Cleveland, Ohio
February 24, 2006

Schedule II—Valuation and Qualifying Accounts
The Timken Company and Subsidiaries

		Additions-		Additions-
	Balance at	Charged to		Charged				Balance at
	Beginning of	Costs and		to Other				End
	Period	Expenses		Accounts		Deductions		of Period

Year ended December 31, 2005:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$36,279	$19,769	(1)	$(868	)(4)	$14,562	(6)	$40,618
Allowance for surplus and obsolete inventory	23,513	21,473	(2)	(1,345	)(4)	17,321	(7)	26,320
Valuation allowance on deferred tax assets	175,398	6,312	(3)	9,048	(5)	19,401	(8)	171,357

	$235,190	$47,554		$6,835		$51,284		$238,295

Year ended December 31, 2004:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$23,957	$8,703	(1)	$10,704	(9)	$7,085	(6)	$36,279
Allowance for surplus and obsolete inventory	30,983	12,514	(2)	(7,974	)(9)	12,010	(7)	23,513
Valuation allowance on deferred tax assets	137,961	37,320	(3)	860	(5)	743	(10)	175,398

	$192,901	$58,537		$3,590		$19,838		$235,190

Year ended December 31, 2003:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$14,386	$5,392	(1)	$9,695	(9)	$5,516	(6)	$23,957
Allowance for surplus and obsolete inventory	8,095	5,306	(2)	22,695	(9)	5,113	(7)	30,983
Valuation allowance on deferred tax assets	71,623	17,220	(3)	49,118	(5)	—		137,961

	$94,104	$27,918		$81,508		$10,629		$192,901

(1) Provision for uncollectible accounts included in expenses.

(2) Provision for surplus and obsolete inventory included in expenses.

(3) Increase in valuation allowance is recorded as a component of the provision for income taxes.

(4) Currency translation and change in reserves due to acquisitions, net of divestitures.

(5) Includes valuation allowances recorded against other comprehensive loss or goodwill.

(6) Actual accounts written off against the allowance — net of recoveries.

(7) Inventory items written off against the allowance.

(8) Includes reversal of valuation allowance on capital losses due to capital gains recognized in 2005 and the reversal of valuation allowances on certain U.S. state and local tax loss and credit carryforwards that was written-down in 2005.

(9) The opening balance from acquisitions, primarily Torrington. 2004 allowance for uncollectible accounts includes reclassification from other liabilities to conform to the 2005 balance sheet presentation.

(10) Elimination of valuation allowance on state and local tax credits that expired unused and were written off in 2004.