Form 10-Q
period 2006-03-31
TIMKEN CO
filed 2006-05-09
CIK 98362

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-1169
THE TIMKEN COMPANY
(Exact name of registrant as specified in its charter)

OHIO	34-0577130
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1835 Dueber Ave., SW, Canton, OH	44706-2798
(Address of principal executive offices)	(Zip Code)
330.438.3000
(Registrant’s telephone number, including area code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2006

Common Stock, without par value	93,551,584 shares

PART I. FINANCIAL INFORMATION
THE TIMKEN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Mar 31	Dec 31
(Thousands of dollars)	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$ 31,285	$ 65,417
Accounts receivable, less allowances: 2006- $44,694; 2005-$40,618	784,920	711,783
Inventories, net	1,045,580	998,368
Deferred income taxes	108,649	104,978
Deferred charges and prepaid expenses	13,544	17,926
Other current assets	99,773	84,837

Total Current Assets	2,083,751	1,983,309
Property, Plant and Equipment	3,666,488	3,640,552
Less allowances for depreciation	(2,130,905)	(2,093,508)

Property, Plant and Equipment — net	1,535,583	1,547,044
Other Assets
Goodwill	204,892	204,129
Other intangible assets	182,263	184,624
Deferred income taxes	3,122	5,834
Other non-current assets	74,200	68,794

Total Other Assets	464,477	463,381

Total Assets	$ 4,083,811	$ 3,993,734

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other liabilities	$ 524,228	$ 500,939
Short-term debt and current portion of long-term debt	208,237	159,279
Accrued expenses	365,436	414,257

Total Current Liabilities	1,097,901	1,074,475
Non-Current Liabilities
Long-term debt	560,286	561,747
Accrued pension cost	236,481	246,692
Accrued postretirement benefits cost	518,047	513,771
Other non-current liabilities	98,874	99,982

Total Non-Current Liabilities	1,413,688	1,422,192
Shareholders’ Equity
Common stock	776,560	767,645
Earnings invested in the business	1,104,784	1,052,871
Accumulated other comprehensive loss	(309,122)	(323,449)

Total Shareholders’ Equity	1,572,222	1,497,067

Total Liabilities and Shareholders’ Equity	$4,083,811	$3,993,734

See accompanying Notes to Condensed Consolidated Financial Statements.

Consolidated Statement of Income
(Unaudited)

	Three Months Ended
	Mar 31	Mar 31
(Thousands of dollars, except per share data)	2006	2005
Net sales	$1,347,080	$1,304,540
Cost of products sold	1,059,694	1,032,690

Gross Profit	287,386	271,850

Selling, administrative and general expenses	174,252	164,039
Impairment and restructuring charges	1,040	—

Operating Income	112,094	107,811

Interest expense	(13,065)	(12,675)
Interest income	1,463	573
Other expense — net	(5,079)	(4,760)

Income Before Income Taxes	95,413	90,949
Provision for income taxes	29,473	32,714

Net Income	$65,940	$58,235

Earnings Per Share*	$0.71	$0.64

Earnings Per Share — assuming dilution**	$0.70	$0.63

Dividends Per Share	$0.15	$0.15

* Average shares outstanding	92,942,082	90,804,936
** Average shares outstanding — assuming dilution	94,010,483	91,871,363
See accompanying Notes to Condensed Consolidated Financial Statements.

Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended
	Mar 31	Mar 31
	2006	2005

(Thousands of dollars)
CASH PROVIDED (USED)

Operating Activities
Net income	$65,940	$58,235
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,601	54,100
Loss on disposals of property, plant and equipment	538	1,924
Gain on divestiture	(660)	—
Deferred income tax credit	(73)	(3,493)
Stock-based compensation expense	3,827	1,296
Changes in operating assets and liabilities:
Accounts receivable	(70,316)	(82,242)
Inventories	(37,855)	(75,771)
Other assets	314	(11,870)
Accounts payable and accrued expenses	(43,891)	34,898
Foreign currency translation (gain) loss	(6,101)	3,204

Net Cash Used By Operating Activities	(36,676)	(19,719)

Investing Activities
Capital expenditures	(41,073)	(32,363)
Proceeds from disposals of assets	1,518	889
Proceeds from sale of non-strategic assets	875	—
Other	(1,205)	(601)
Acquisitions	—	(6,556)

Net Cash Used by Investing Activities	(39,885)	(38,631)

Financing Activities
Cash dividends paid to shareholders	(14,027)	(13,686)
Proceeds from exercise of stock options	6,132	10,075
Accounts receivable securitization financing borrowings	—	90,000
Accounts receivable securitization financing payments	—	(15,000)
Payments on long-term debt	(38,346)	(137,227)
Proceeds from issuance of long-term debt	38,015	130,086
Short-term debt activity — net	49,507	(2,397)

Net Cash Provided by Financing Activities	41,281	61,851
Effect of exchange rate changes on cash	1,148	(2,700)

(Decrease) Increase In Cash and Cash Equivalents	(34,132)	801
Cash and cash equivalents at beginning of year	65,417	50,967

Cash and Cash Equivalents at End of Year	$31,285	$51,768

See accompanying Notes to the Condensed Consolidated Financial Statements.

PART I. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1 — Basis of Presentation
The accompanying consolidated condensed financial statements (unaudited) for The Timken Company (the company) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to the Consolidated Financial Statements and footnotes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain amounts in the 2005 Condensed Consolidated Financial Statements have been reclassified to conform to the 2006 presentation.
Note 2 — Stock-Based Compensation
On January 1, 2006, the company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” and elected to use the modified prospective transition method. The modified prospective method requires that compensation cost be recognized in the financial statements for all stock option awards granted after the date of adoption and for all unvested stock option awards granted prior to the date of adoption. In accordance with SFAS No. 123(R), prior period amounts were not restated. Prior to the adoption of SFAS No. 123(R), the company utilized the intrinsic-value based method of accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”
Under the company’s long-term incentive plan, shares of common stock have been made available to grant at the discretion of the Compensation Committee of the Board of Directors to officers and key associates in the form of stock option awards. Stock option awards have a ten year term and vest in 25% increments annually beginning on the date of grant. In addition to stock option awards, the company has granted restricted shares under the long-term incentive plan. Restricted shares vest in 25% increments annually beginning on the date of grant and have historically been expensed over the vesting period.
Prior to January 1, 2006, no stock-based compensation expense was recognized for stock option awards under the intrinsic-value based method. As a result of the adoption of SFAS No. 123(R), the company recognized additional compensation expense of $1.6 million before taxes, which reduced basic and diluted earnings per share by $0.01 for the three months ended March 31, 2006. The effect of net income and earnings per share as if the company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and nonvested stock option awards is as follows for the three months ended March 31, 2005:

Net income, as reported	$58,235
Add: Stock-based employee compensation expense, net of related taxes	829
Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards, net of related taxes	(1,608)

Pro forma net income	$57,456

Earnings per share:
Basic — as reported	$ 0.64
Basic — pro forma	$ 0.63
Diluted — as reported	$ 0.63
Diluted — pro forma	$ 0.63
The fair value for these stock option awards was estimated at the date of grant using a Black-Scholes option-pricing method.

Note 2 — Stock-Based Compensation (continued)
Following are the related assumptions under the Black-Scholes method:

	Three Months	Three Months
	Ended March	Ended March
	31, 2006	31, 2005

Assumptions:
Weighted average fair value per option	$9.59	$7.85
Risk-free interest rate	4.53%	4.12%
Dividend yield	2.14%	3.28%
Expected stock volatility	0.348	0.360
Expected life — years	5	8

Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and the expected lives of the options. The dividend yield was revised in 2006 from five years’ quarterly dividends to the last dividend prior to the grant compared to the trailing 12 months’ daily stock prices. The risk-free interest rate was based upon yields of U.S. zero coupon issues and U.S. Treasury issues, with a term equal to the expected life of the option being valued, for 2006 and 2005, respectively. Effective 2006, forfeitures were estimated at 2%.
A summary of stock option award activity for the three-month period ended March 31, 2006 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value (000’s)

Balance at December 31, 2005	5,439,913	$22.78
Granted	808,400	$30.93
Exercised	(256,786)	$20.03
Other*	(20,907)	$37.48

Outstanding at March 31, 2006	5,970,620	$23.95	6	$52,048

Exercisable at March 31, 2006	3,378,704	$22.99	5	$32,450

*	Includes cancelled, expired and forfeited
The total intrinsic value of stock option awards exercised during the three months ended March 31, 2006 and 2005 was $3.1 million and $6.1 million, respectively. Net cash proceeds from the exercise of stock options were $4.6 million and $10.0 million for the three months ended March 31, 2006 and 2005, respectively. Income tax benefits of $1.1 million and $1.5 million were realized from stock option exercises during the three months ended March 31, 2006 and 2005, respectively.
A summary of nonvested shares as of March 31, 2006, and changes during the quarter, is as follows:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value

Nonvested at December 31, 2005	755,290	$24.46
Granted	403,061	$30.99
Vested	(89,693)	$24.64
Other*	(1,727)	$25.07

Nonvested at March 31, 2006	1,066,931	$26.91

*	Includes cancelled, expired and forfeited
Nonvested shares consist primarily of restricted shares for key employees and directors, and also include deferred shares.
The company recognized compensation expense of $2.2 million and $1.3 million for the three months ended March 31, 2006 and 2005, respectively, related to nonvested shares.

Note 2 — Stock-Based Compensation (continued)
As of March 31, 2006, the company had unrecognized compensation expense of $35.0 million, before taxes, related to stock option awards and nonvested shares. The unrecognized compensation expense is expected to be recognized over a total weighted average period of two years.
Note 3 — Inventories

	Mar 31	Dec 31
	2006	2005
	(Thousands of dollars)
Inventories:
Manufacturing supplies	$73,199	$74,188
Work in process and raw materials	490,671	469,517
Finished products	481,710	454,663

Inventories	$1,045,580	$998,368

An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management’s control, interim results are subject to the final year-end LIFO inventory valuation.
Note 4 — Financing Arrangements
Short-term debt:

	Mar 31	Dec 31
	2006	2005
	(Thousands of dollars)
Variable-rate lines of credit for certain of the company’s European subsidiaries with various banks with interest rates ranging from 2.60% to 5.50% at March 31, 2006	$92,629	$23,884
Variable-rate Ohio Water Development Authority revenue bonds for PEL	—	23,000
Fixed-rate mortgage for PEL with an interest rate of 9.00%	10,472	11,491
Other	9,095	5,062

Short-term debt	$112,196	$63,437

In January 2006, the company repaid, in full, the $23,000 balance outstanding of the revenue bonds held by PEL Technologies LLC (PEL), an equity investment of the company. Refer to Note 10 — Equity Investments for additional discussion of PEL’s debt, which is included above.
Borrowings under the Accounts Receivable Securitization financing agreement (Asset Securitization), which provides for borrowings up to $200 million subject to certain borrowing base limitations, are secured by certain trade receivables. Under the terms of the Asset Securitization, the company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly owned consolidated subsidiary, that in turn uses the trade receivables to secure the borrowings, which are funded through a vehicle that issues commercial paper in the short-term market. As of March 31, 2006, there were no outstanding borrowings under this facility. A balance outstanding related to the Asset Securitization would be reflected on the company’s Consolidated Condensed Balance Sheet in short-term debt. The yield on the commercial paper, which is the commercial paper rate plus program fees, is considered a financing cost and is included in interest expense on the Consolidated Statement of Income. As of March 31, 2006, there were letters of credit totaling $15.3 million, which reduced the availability under the Asset Securitization to $184.7 million.
The lines of credit of the company’s European subsidiaries provide for borrowings up to $159.8 million. At March 31, 2006, the company had borrowings outstanding of $92.6 million, which reduced the availability under these facilities to $67.2 million.

Note 4 — Financing Arrangements (continued)
Long-term debt:

	Mar 31	Dec 31
	2006	2005
	(Thousands of dollars)
Fixed-rate Medium-Term Notes, Series A, due at various dates through May 2028, with interest rates ranging from 6.20% to 7.76%	$286,456	$286,474
Variable-rate State of Ohio Air Quality and Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (3.35% at March 31, 2006)	21,700	21,700
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (3.35% at March 31, 2006)	17,000	17,000
Variable-rate State of Ohio Water Development Revenue Refunding Bonds, maturing on May 1, 2007 (3.22% at March 31, 2006)	8,000	8,000
Variable-rate State of Ohio Water Development Authority Solid Waste Revenue Bonds, maturing on July 1, 2032 (3.26% at March 31, 2006)	24,000	24,000
Variable-rate Unsecured Canadian Note, maturing on December 22, 2010 (4.48% at March 31, 2006)	49,478	49,759
Fixed-rate Unsecured Notes, maturing on February 15, 2010 with an interest rate of 5.75%	246,952	247,651
Other	2,741	3,005

	656,327	657,589
Less current maturities	96,041	95,842

Long-term debt	$560,286	$561,747

The company has a $500 million Amended and Restated Credit Agreement (Senior Credit Facility) that matures on June 30, 2010. At March 31, 2006, the company had no outstanding borrowings under the Senior Credit Facility, and letters of credit totaling $65.0 million, which reduced the availability under the Senior Credit Facility to $435.0 million. Under the Senior Credit Facility, the company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At March 31, 2006, the company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements.
In December 2005, the company entered into a $49.8 million unsecured loan in Canada. The principal balance of the loan is payable in full in December 2010. The interest rate is variable based on the Canadian LIBOR rate and interest payments are due quarterly.

Note 5 — Income Tax Provision

	Mar 31	Mar 31
	2006	2005
	(Thousands of dollars)
Provision for income taxes	$29,473	$32,714
Effective tax rate	30.9%	36.0%
The company’s provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against income before income taxes for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur.
The effective tax rate for the first quarter of 2006 was lower than the U.S. Federal statutory tax rate due to tax benefits on foreign income, including the extraterritorial income exclusion on U.S. exports, tax holidays in China and the Czech Republic and earnings of certain foreign subsidiaries being taxed at a rate less than 35%, as well as the net favorable impact of other U.S. tax items, including tax reserve adjustments. These benefits were offset partially by taxes incurred on foreign remittances, U.S. state and local income taxes, and the inability to record a tax benefit for losses at certain foreign subsidiaries.
The effective tax rate for the first quarter of 2005 was higher than the U.S. Federal statutory tax rate due primarily to taxes incurred on foreign remittances, U.S. state and local income taxes, and the inability to record a tax benefit for losses at certain foreign subsidiaries. These additional taxes were offset partially by tax benefits on foreign income, including earnings of certain foreign subsidiaries being taxed at a rate less than 35%, tax holidays in China and the Czech Republic and the extraterritorial income exclusion on U.S. exports, as well as the aggregate tax benefit of other U.S. tax items.
The effective rate for the first quarter of 2006 was lower than the effective rate for the first quarter of 2005 due primarily to lower taxes on foreign earnings and the net favorable impact of certain discrete tax items, including tax reserve adjustments, recorded during the first quarter of 2006.

Note 6 — Shareholders’ Equity

(Thousands of dollars)	3/31/06	12/31/05
Class I and Class II serial preferred stock without par value:
Authorized — 10,000,000 shares each class
Issued — none	$—	$—
Common Stock without par value:
Authorized — 200,000,000 shares
Issued (including shares in treasury)
2006 - 93,565,649 shares
2005 - 93,160,285 shares
Stated Capital	53,064	53,064
Other paid-in capital	723,914	719,001
Less cost of Common Stock in treasury
2006 - 14,066 shares
2005 - 154,374 shares	(418)	(4,420)

	$776,560	$767,645
An analysis of the change in capital and earnings invested in the business is as follows:

	Common Stock		Earnings	Accumulated
		Other	Invested	Other
	Stated	Paid-In	in the	Comprehensive	Treasury
(Thousands of dollars)	Capital	Capital	Business	Income	Stock	Total
Balance December 31, 2005	$53,064	$719,001	$1,052,871	($323,449)	($4,420)	$1,497,067
Net Income			65,940			65,940
Foreign currency translation adjustment				15,661		15,661
Minimum pension adjustment				(709)		(709)
Change in fair value of derivative financial instruments, net of reclassifications				(625)		(625)

Total comprehensive income						80,268

Dividends — $0.15 per share			(14,027)			(14,027)
Tax benefit from exercise of stock options		1,494				1,494
Issuance of 140,308 shares from treasury and 405,364 shares from authorized related to stock option plans		3,419			4,002	7,421

Balance March 31, 2006	$53,064	$723,914	$1,104,784	($309,122)	($418)	$1,572,222

Note 7 — Impairment and Restructuring Charges
Impairment and restructuring charges by segment are comprised of the following:
For the three months ended March 31, 2006:

	Auto	Industrial	Steel	Total

(Thousands of dollars)
Severance expense and related benefit costs	$966.0	$—	$—	$966.0
Exit costs	19.0	55.0	—	$74.0

Total	$985.0	$55.0	$—	$1,040.0

Restructuring charges related primarily to severance and related benefit costs for associates and exit costs as a result of the company’s automotive and industrial restructuring. There were no restructuring charges recorded for the three months ended March 31, 2005.
The rollforward of restructuring accruals is as follows:

(Millions of dollars)
Balance at December 31, 2005	$26.0
Add: expense	1.1

Balance at March 31, 2006	$27.1

Automotive
In February 2006, the Company announced plans to rationalize production capacity at its Vierzon, France manufacturing facility in response to changes in customer demand for its products. Future service is required to receive severance and other benefits; therefore, those amounts will be accrued over the service period. No accrual has been recorded as of March 31, 2006 related to this program, which is expected to be completed in December 2006.
In 2005, the company recorded approximately $20,319 of severance and related benefit costs and $2,800 of exit costs related to the closure of manufacturing facilities in Clinton, South Carolina and administrative facilities in Torrington, Connecticut and Norcross, Georgia. These closures are part of the restructuring plans for the Automotive Group announced in July 2005. These restructuring efforts, along with other future actions, are targeted to deliver annual pretax savings of approximately $40,000 by the end of 2007, with expected net workforce reductions of approximately 400 to 500 positions and pretax costs of approximately $80,000 to $90,000 by the end of 2007. An additional $985 was recorded in the first quarter of 2006 primarily related to additional severance-related costs.
Industrial
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

Note 8 — Segment Information
The primary measurement used by management to measure the financial performance of each Group is adjusted EBIT (earnings before interest and taxes, excluding the effect of amounts related to certain items that management considers not representative of ongoing operations such as impairment and restructuring, manufacturing rationalization expenses, allocated receipts received under the U.S. Continued Dumping and Subsidy Offset Act (CDSOA) and gain (loss) on the sale of non-strategic assets).

	Three Months Ended
	Mar 31	Mar 31
(Thousands of dollars)	2006	2005
Industrial Group
Net sales to external customers	$503,444	$468,449
Intersegment sales	435	398
Depreciation and amortization	18,356	18,063
EBIT, as adjusted	45,885	46,999

Automotive Group
Net sales to external customers	$420,984	$420,265
Depreciation and amortization	20,818	20,699
EBIT (loss) as adjusted	(3,141)	(5,100)

Steel Group
Net sales to external customers	$422,652	$415,826
Intersegment sales	45,530	51,605
Depreciation and amortization	12,427	15,338
EBIT, as adjusted	71,136	63,725

Reconciliation to Income Before Income Taxes
Total EBIT, as adjusted, for reportable segments	$113,880	$105,624
Impairment and restructuring	(1,040)	—
Manufacturing rationalization expenses	(3,413)	(1,533)
Other	(308)	386
Interest expense	(13,065)	(12,675)
Interest income	1,463	573
Intersegment adjustments	(2,104)	(1,426)

Income before income taxes	$95,413	$90,949

Note 9 — Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2006 are as follows:

	Balance			Balance
(Thousands of dollars)	12/31/05	Acquisitions	Other	03/31/06

Goodwill:
Industrial	$202,058	$—	$757	$202,815
Automotive	2,071	—	6	2,077

Total	$204,129	$—	$763	$204,892

The following table displays intangible assets as of March 31, 2006 and December 31, 2005:

	As of March 31, 2006
	Gross		Net
	Carrying	Accumulated	Carrying
(Thousands of dollars)	Amount	Amortization	Amount

Intangible assets subject to amortization:

Industrial	$48,040	$9,581	$38,459
Automotive	69,869	19,499	50,370
Steel	869	223	646

	$118,778	$29,303	$89,475

Intangible assets not subject to amortization:

Goodwill	$204,892	$—	$204,892
Intangible pension asset	77,595	—	77,595
Other	15,310	—	15,310

	$297,797	$—	$297,797

Total intangible assets	$416,575	$29,303	$387,272

	As of December 31, 2005
	Gross		Net
	Carrying	Accumulated	Carrying
(Thousands of dollars)	Amount	Amortization	Amount

Intangible assets subject to amortization:

Industrial	$47,866	$8,574	$39,292
Automotive	69,735	17,969	51,766
Steel	894	233	661

	$118,495	$26,776	$91,719

Intangible assets not subject to amortization:

Goodwill	$204,129	$—	$204,129
Intangible pension asset	77,596	—	77,596
Other	15,309	—	15,309

	$297,034	$—	$297,034

Total intangible assets	$415,529	$26,776	$388,753

Amortization expense for intangible assets was approximately $2,500 for the three months ended March 31, 2006 and is estimated to be approximately $8,400 annually for the next five years. The intangible assets subject to amortization acquired in the Torrington acquisition have useful lives ranging from two to 20 years with a weighted-average useful life of 12 years.

Note 10 — Equity Investments
The balances related to investments accounted for under the equity method are reported in other non-current assets on the Condensed Consolidated Balance Sheet, which were approximately $20,100 and $19,900 at March 31, 2006 and December 31, 2005, respectively.
Equity investments are reviewed for impairment when circumstances (such as lower-than-expected financial performance or change in strategic direction) indicate that the carrying value of the investment may not be recoverable. If impairment does exist, the equity investment is written down to its fair value with a corresponding charge to the Consolidated Statement of Income. No impairments were recorded during the first quarter of 2006 relating to the company’s equity investments. In March 2006, the company sold a portion of CoLinx, LLC due to the addition of another company to the joint venture. CoLinx, a joint venture founded by Timken, SKF, INA and Rockwell Automation, provides shared e-commerce and logistics services.
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
In the fourth quarter of 2003, the company recorded a non-cash impairment loss of $45,700, which is reported in other expense — net on the Consolidated Statement of Income.
The company concluded that PEL was a variable interest entity and that the company is the primary beneficiary. In accordance with FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,” the company consolidated PEL effective March 31, 2004. The adoption of FIN 46 resulted in a charge, representing the cumulative effect of change in accounting principle, of $948, which is reported in other expense — net on the Consolidated Statement of Income. Also, the adoption of FIN 46 increased the Condensed Consolidated Balance Sheet as follows: current assets by $1,659; property, plant and equipment by $11,333; short-term debt by $11,561; accounts payable and other liabilities by $659; and other non-current liabilities by $1,720. All of PEL’s assets are collateral for its obligations. Except for PEL’s indebtedness for which the company is a guarantor, PEL’s creditors have no recourse to the general credit of the company. In the first quarter of 2006, plans were finalized to liquidate the assets of PEL, and the company recorded a related gain of approximately $3,550. Fixed assets were sold to third parties through negotiated sales or through auction resulting in a gain on the sale of assets of approximately $1,950. Proceeds from the sales of those assets were used to pay down certain debt facilities with the remaining unpaid balances discharged by the creditors resulting in a gain on the forgiveness of debt of approximately $1,600. In January 2006, the company repaid, in full, the $23,000 balance outstanding of the revenue bonds held by PEL. The remaining assets, approximately $9,500 of land and buildings, will be exchanged in satisfaction of the mortgage of the assets in the third quarter of 2006.

Note 11 — Retirement and Postretirement Benefit Plans
The following table sets forth the net periodic benefit cost for the company’s retirement and postretirement benefit plans. The amounts for the three months ended March 31, 2006 are based on actuarial calculations prepared during 2005. Consistent with prior years, these calculations will be updated later in the year. These updated calculations may result in different net periodic benefit cost for 2006. The net periodic benefit cost recorded for the three months ended March 31, 2006 is the company’s best estimate of each period’s proportionate share of the amounts to be recorded for the year ended December 31, 2006.

	Pension		Postretirement
	Three months ended		Three months ended
	Mar 31	Mar 31	Mar 31	Mar 31
	2006	2005	2006	2005

Components of net periodic benefit cost
Service cost	$11,948	$11,282	$1,568	$1,564
Interest cost	40,125	39,610	12,353	12,604
Expected return on plan assets	(43,085)	(38,472)	—	—
Amortization of prior service cost	3,118	3,112	(485)	(1,284)
Recognized net actuarial loss	14,939	11,563	4,064	4,752
Amortization of transition asset	(42)	(28)	—	—

Net periodic benefit cost	$27,003	$27,067	$17,500	$17,636

Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Introduction
The Timken Company is a leading global manufacturer of highly engineered anti-friction bearings and alloy steels and a provider of related products and services. Timken operates under three segments: Industrial Group, Automotive Group and Steel Group.
The Industrial and Automotive Groups design, manufacture and distribute a range of bearings and related products and services. Industrial Group customers include both original equipment manufacturers and distributors for agriculture, construction, mining, energy, mill, machine tooling, aerospace and rail applications. Automotive Group customers include original equipment manufacturers and suppliers for passenger cars, light trucks, and medium- to heavy-duty trucks. Steel Group products include steels of low and intermediate alloy, vacuum-processed alloys, tool steel and some carbon grades, in both solid and tubular sections, as well as custom-made steel products for both industrial and automotive applications, including bearings.
Financial Overview
First Quarter 2006 compared to First Quarter 2005 Overview:

	1Q 2006	1Q 2005	$ Change	Change

(Dollars in millions, except earnings per share)
Net sales	$1,347.1	$1,304.5	$42.6	3.3%
Net income	65.9	58.2	7.7	13.2%
Earnings per share — diluted	$0.70	$0.63	$0.07	11.1%
Average number of shares — diluted	94,010,483	91,871,363	—	2.3%

Net sales for the first quarter of 2006 were $1.347 billion, compared to $1.305 billion in the first quarter of 2005, an increase of 3.3%. For the first quarter of 2006, earnings per diluted share were $0.70 compared to $0.63 per diluted share for the first quarter of 2005.
The company’s first quarter results reflect the ongoing strength of industrial markets and the performance of the Steel Group. The company continued its focus to increase production capacity in targeted areas, including major capacity expansions for industrial products at several manufacturing locations around the world.
The company expects that the continued strength in industrial markets throughout 2006 should drive year-over-year volume and margin improvement. While global industrial markets are expected to remain strong, the improvements in the company’s operating performance will be partially constrained by investments in Project ONE and Asia growth initiatives.
In the first quarter of 2006, the Industrial Group’s net sales, excluding intersegment sales, increased 7.5% from the first quarter of 2005 to $503.4 million. The increase reflected higher volume, and the benefit of increased manufacturing capacity. All industrial end markets showed continued strength, with the highest growth in aerospace, distribution and heavy industry. The Industrial Group’s profitability in the first quarter of 2006 was negatively affected by higher manufacturing costs as a result of ramping up capacity, higher raw material and energy costs and planned investments in the Asia growth initiatives.
The Automotive Group’s net sales in the first quarter of 2006 of $421.0 million were flat compared to sales in the same period a year ago. Improved pricing was offset by volume declines relating to the North American light truck business. The Automotive Group had a loss in the first quarter of 2006. The positive impact of improved pricing and manufacturing performance were more than offset by higher raw material costs and an increase in the accounts receivable reserve related to automotive industry credit exposure.
In the first quarter of 2006, the Steel Group’s net sales, excluding intersegment sales, were $422.7 million, compared to

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
$415.8 million in the same period a year ago. The sales were driven by increased pricing and higher demand by customers in the aerospace, service center and energy sectors, which more than offset lower automotive sales. The Steel Group’s profitability for the first quarter of 2006 increased from the first quarter of 2005 as a result of price increases and favorable sales mix as well as continued strong plant utilization and manufacturing productivity.
The Statement of Income
Sales by Segment:

	1Q 2006	1Q 2005	$ Change	Change

(Dollars in millions, and exclude intersegment sales)
Industrial Group	$503.4	$468.4	$35.0	7.5%
Automotive Group	421.0	420.3	0.7	0.2%
Steel Group	422.7	415.8	6.9	1.7%

Total Company	$1,347.1	$1,304.5	$42.6	3.3%

The Industrial Group’s net sales in the first quarter of 2006 increased from the first quarter of 2005 as a result of higher volume, and the benefit of increased manufacturing capacity. All industrial end markets showed continued strength, with the highest growth in aerospace, distribution and heavy industry. The Automotive Group’s net sales in the first quarter of 2006 were flat compared to sales in the first quarter of 2005. Improved pricing was offset by volume declines relating to the North American light truck business. The Steel Group’s net sales in the first quarter of 2006 increased from the same period a year ago due to increased pricing and higher demand in the aerospace, service center and energy sectors, which more than offset lower automotive sales.
Gross Profit:

	1Q 2006	1Q 2005	$ Change	Change

(Dollars in millions)
Gross profit	$287.4	$271.9	$15.5	5.7%
Gross profit % to net sales	21.3%	20.8%	—	50	bps
Rationalization expenses included in cost of products sold	$3.0	$1.1	$1.9	NM

Gross profit benefited from favorable sales volume, price increases, and increased productivity, which offset higher manufacturing and energy costs. In the first quarter of 2006, manufacturing rationalization charges related to the rationalization of the company’s Canton, Ohio Industrial Group bearing facilities and rationalization of certain Automotive Group domestic manufacturing facilities. In the first quarter of 2005, manufacturing rationalization charges related primarily to the rationalization of the company’s Canton, Ohio bearing facilities.
Selling, Administrative and General Expenses:

	1Q 2006	1Q 2005	$ Change	Change

(Dollars in millions)
Selling, administrative and general expenses	$174.3	$164.0	$10.3	6.3%
Selling, administrative and general expenses % to net sales	12.9%	12.6%	—	30	bps
Rationalization expenses included in selling, administrative and general expenses	$0.4	$0.4	$—	—

The increase in selling, administrative and general expenses in the first quarter of 2006, compared to the first quarter of 2005, was due primarily to higher costs associated with investments in Project ONE and Asia growth initiatives as well as an increase in the accounts receivable reserve to reflect current automotive industry credit exposure.
In the first quarter of 2006, the manufacturing rationalization charges primarily related to the rationalization of certain Automotive Group domestic manufacturing facilities. In the first quarter of 2005, the manufacturing rationalization charges related to the rationalization of the Canton, Ohio Industrial Group bearing facilities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Impairment and Restructuring Charges:

	1Q 2006	1Q 2005	$ Change

(Dollars in millions)
Impairment charges	$—	$—	$—
Severance and related benefit costs	0.97	—	0.97
Exit costs	0.07	—	0.07

Total	$1.04	$—	$1.04

Restructuring costs of $0.99 million recorded in the first quarter of 2006 related to severance ($0.97 million) and exit costs ($0.02 million) associated with the closure of Automotive Group manufacturing facilities in Clinton, South Carolina, and administrative facilities in Torrington, Connecticut and Norcross, Georgia. In addition, in the first quarter of 2006 the company announced a workforce reduction at its manufacturing facility in Vierzon, France. No restructuring costs were recorded in the first quarter of 2006 for this workforce reduction in France. These restructuring efforts, along with other future actions, are targeted to deliver annual pretax savings of approximately $40 million by the end of 2007, with expected net workforce reductions of approximately 400 to 500 positions and pretax costs of approximately $80 to $90 million.
Exit costs of $0.05 million were recorded in the first quarter of 2006 due to the rationalization of the company’s three Industrial Group bearing plants in Canton, Ohio. This initiative is expected to deliver annual pretax savings of approximately $25 million through streamlining operations and workforce reductions, with pretax restructuring costs of approximately $35 to $40 million over the next four years.
Rollforward of Restructuring Accruals:

	3/31/2006	12/31/2005

(Dollars in millions)
Beginning balance, January 1	$26.0	$4.1
Expense	1.1	25.3
Payments	—	(3.4)

Ending balance	$27.1	$26.0

The restructuring accrual for the first quarter of 2006 and 2005 is included in accounts payable and other liabilities in the Condensed Consolidated Balance Sheet.
Interest Expense and Income:

	1Q 2006	1Q 2005	$ Change	% Change

(Dollars in millions)
Interest expense	$13.1	$12.7	$0.4	3.1%
Interest income	$1.5	$0.6	$0.9	NM

Interest expense for the first quarter of 2006 increased slightly, compared to the same period a year ago due to higher effective interest rates. Interest income increased due to higher cash balances and interest rates.

	1Q 2006	1Q 2005	$ Change	% Change

(Dollars in millions)
Gain on divestitures of non-strategic assets	$(4.2)	$(0.3)	$(3.9)	NM
Loss on dissolution of subsidiary	4.3	(0.1)	4.4	NM
Other	5.0	5.2	(0.2)	(3.8)%

Other expense — net	$5.1	$4.8	$0.3	6.2%

In the first quarter of 2006, $3.5 million of the gain on divestitures of non-strategic assets related to the sale of assets of PEL. In 2000, the company’s Steel Group invested in PEL, a joint venture to commercialize a proprietary technology that converts iron units into engineered iron oxide for use in pigments, coatings and abrasives. The company consolidated PEL effective March 31, 2004 in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46. In 2006, the company will wind down the joint venture. Refer to Note 10 — Equity Investments for additional discussion.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
In 2004, the company began the process of liquidating one of its inactive subsidiaries, British Timken Ltd., located in Duston, England. The company recorded additional non-cash charges on dissolution of $4.3 million in the first quarter of 2006.
For the first quarter of 2006 and 2005, respectively, other expense included donations, losses on disposal of assets, losses from equity investments, minority interests and foreign currency exchange losses.
Income Tax Expense:

	1Q 2006	1Q 2005	$ Change	Change

(Dollars in millions)
Income tax expense	$29.5	$32.7	$(3.2)	(9.8)%
Effective tax rate	30.9%	36.0%	—	(510	)bps

The effective tax rate for the first quarter of 2006 was lower than the U.S. Federal statutory tax rate due to tax benefits on foreign income, including the extraterritorial income exclusion on U.S. exports, tax holidays in China and the Czech Republic and earnings of certain foreign subsidiaries being taxed at a rate less than 35%, as well as the net favorable impact of other U.S. tax items, including tax reserve adjustments. These benefits were offset partially by taxes incurred on foreign remittances, U.S. state and local income taxes, and the inability to record a tax benefit for losses at certain foreign subsidiaries.
The effective tax rate for the first quarter of 2005 was higher than the U.S. Federal statutory tax rate due primarily to taxes incurred on foreign remittances, U.S. state and local income taxes, and the inability to record a tax benefit for losses at certain foreign subsidiaries. These additional taxes were offset partially by tax benefits on foreign income, including earnings of certain foreign subsidiaries being taxed at a rate less than 35%, tax holidays in China and the Czech Republic and the extraterritorial income exclusion on U.S. exports, as well as the aggregate tax benefit of other U.S. tax items.
The effective rate for the first quarter of 2006 was lower than the effective rate for the first quarter of 2005 due primarily to lower taxes on foreign earnings and the net favorable impact of certain discrete tax items, including tax reserve adjustments, recorded during the first quarter of 2006.
Business Segments:
The primary measurement used by management to measure the financial performance of each segment is adjusted EBIT (earnings before interest and taxes, excluding the effect of amounts related to certain items that management considers not representative of ongoing operations such as impairment and restructuring, manufacturing rationalization/reorganization costs, allocated receipts received or payments made under the U.S. Continued Dumping and Subsidy Offset Act (CDSOA) and gain (loss) on the sale of non-strategic assets. Refer to Note 8 — Segment Information for the reconciliation of adjusted EBIT by Group to consolidated income before income taxes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Industrial Group:

	1Q 2006	1Q 2005	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$503.9	$468.8	$35.1	7.5%
Adjusted EBIT	$45.9	$47.0	$(1.1)	(2.3)%
Adjusted EBIT margin	9.1%	10.0%	—	(90)	bps

Sales by the Industrial Group include global sales of bearings and other products and services (other than steel) to a diverse customer base, including: industrial equipment, construction and agriculture, rail, and aerospace and defense customers. The Industrial Group also includes aftermarket distribution operations, including automotive applications, for products other than steel.
The Industrial Group’s net sales for the first quarter of 2006 increased 7.5% from a year ago, reflecting increases in volume, and the benefit of increased manufacturing capacity. All industrial end markets showed continued strength, with the highest growth in aerospace, distribution and heavy industry. While net sales increased in the first quarter of 2006, adjusted EBIT margin was lower than the first quarter of 2005, as profitability was negatively impacted by higher manufacturing costs resulting from ramping up of capacity to meet customer demand and higher energy costs. The Industrial Group continues to focus on improving capacity utilization, product availability and customer service in response to strong industrial demand. During the first quarter of 2006, the Industrial Group continued its major capacity expansions at two large-bore bearings operations located in Ploiesti, Romania, and Randleman (Asheboro), North Carolina as well as the expansion of operations in Wuxi, China. The company expects the Industrial Group to benefit in 2006 from continued strength in global industrial markets and full-year margins to improve over 2005 levels as a result of volume, manufacturing performance and pricing actions.
Automotive Group:

	1Q 2006	1Q 2005	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$421.0	$420.3	$0.7	0.2%
Adjusted EBIT (loss)	$(3.1)	$(5.1)	$2.0	39.2%
Adjusted EBIT (loss) margin	-0.7%	-1.2%	—	50	bps

The Automotive Group includes sales of bearings and other products and services (other than steel) to automotive original equipment manufacturers and suppliers. The Automotive Group’s net sales in the first quarter of 2006 were comparable to sales in the same period a year ago. Improved pricing was offset by volume declines relating to the North American light truck business. While the Automotive Group improved its control of manufacturing costs, profitability in the first quarter of 2006 was negatively impacted by the increase in reserves for automotive industry credit exposure of $3.5 million. The company expects the Automotive Group to improve performance throughout the rest of 2006 and anticipates that the Group will be profitable for the entire 2006 year.
During 2005, the company announced a restructuring plan as part of its effort to improve Automotive Group performance and address challenges in automotive markets. For the first quarter of 2006, the company recorded approximately $1.0 million of restructuring costs related to the closure of manufacturing facilities in Clinton, South Carolina and administrative facilities in Torrington, Connecticut and Norcross, Georgia. In addition, the company announced a workforce reduction at its manufacturing facility in Vierzon, France, in response to changes in customer demand for its product. The Automotive Group’s adjusted EBIT (loss) excludes these restructuring costs, as they are not representative of ongoing operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Steel Group:

	1Q 2006	1Q 2005	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$468.2	$467.4	$0.8	0.2%
Adjusted EBIT	$71.1	$63.7	$7.4	11.6%
Adjusted EBIT margin	15.2%	13.6%	—	160	bps

The Steel Group sells steels of low and intermediate alloy, vacuum-processed alloys, tool steel and some carbon grades in both solid and tubular sections, as well as custom-made steel products for both automotive and industrial applications, including bearings. In the first quarter of 2006, the Steel Group’s net sales were slightly higher compared to the first quarter of 2005. Net sales were driven by increased pricing and higher demand by customers in the aerospace, service center and energy sectors, which more than offset lower automotive sales. Although the Steel Group invoiced lower surcharges in 2006, compared to the first quarter of 2005 due to lower raw material costs, the Steel Group’s profitability for the first quarter of 2006 increased from the first quarter of 2005 as a result of price increases, favorable sales mix and continued strong plant utilization and manufacturing productivity. The company expects the rest of 2006 to show continued strength in industrial markets, especially in aerospace and energy. While scrap costs are expected to continue to decline, alloy and energy costs are expected to remain at historically high levels, which will continue to be offset with surcharges and price increases. Other costs, including labor and benefits, will be higher in 2006, and only partially offset by higher manufacturing productivity.
The Balance Sheet
Total assets as shown on the Condensed Consolidated Balance Sheet at March 31, 2006 increased by $90.1 million from December 31, 2005. This increase was due primarily to increased working capital required to support higher sales and foreign currency impact offset by lower property, plant and equipment — net.
Current Assets:

	3/31/2006	12/31/2005	$ Change	% Change

(Dollars in millions)
Cash and cash equivalents	$31.3	$65.4	$(34.1)	(52.1)%
Accounts receivable, less allowances: 2006 - $44,694; 2005 - $40,618	784.9	711.8	73.1	10.3%
Inventories, net	1,045.6	998.4	47.2	4.7%
Deferred income taxes	108.7	105.0	3.7	3.5%
Deferred charges and prepaid expenses	13.5	17.9	(4.4)	(24.6)%
Other current assets	99.8	84.8	15.0	17.7%

Total current assets	$2,083.8	$1,983.3	$100.5	5.1%

Refer to the Consolidated Statement of Cash Flows for a discussion of the decrease in cash and cash equivalents. Net accounts receivable increased as a result of the higher sales in the first quarter of 2006 as compared to fourth quarter of 2005 and the impact of foreign currency translation, partially offset by the higher allowance for doubtful accounts. The increase in inventories was due primarily to higher volume, increased raw material costs and the impact of foreign currency translation. The increase in other current assets was driven by reclassification of PEL assets as “held for sale.” The increase in deferred income taxes was the result of reclassification of certain loss carryforwards from non-current deferred income tax asset.
Property, Plant and Equipment — Net:

	3/31/2006	12/31/2005	$ Change	% Change

(Dollars in millions)
Property, plant and equipment	$3,666.5	$3,640.5	$26.0	0.7%
Less: allowances for depreciation	(2,130.9)	(2,093.5)	(37.4)	1.8%

Property, plant and equipment — net	$1,535.6	$1,547.0	$(11.4)	(0.7)%

The decrease in property, plant and equipment — net in the first quarter of 2006 was due primarily to depreciation more than offsetting the impact of capital spending and foreign currency translation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Other Non-Current Assets:

	3/31/2006	12/31/2005	$ Change	% Change

(Dollars in millions)
Goodwill	$204.9	$204.1	$0.8	0.4%
Other intangible assets	182.3	184.6	(2.3)	(1.2)%
Deferred income taxes	3.1	5.8	(2.7)	(46.6)%
Other non-current assets	74.2	68.8	5.4	7.8%

Total other non-current assets	$464.5	$463.3	$1.2	0.3%

The decrease in other intangible assets was due to the amortization expense recognized in the first quarter of 2006. The decrease in deferred income taxes was the result of reclassification of certain loss carryforwards to current deferred income tax asset. The majority of the increase in other non-current assets was due to an increase in long-term cash investments.
Current Liabilities:

	3/31/2006	12/31/2005	$ Change	% Change

(Dollars in millions)
Short-term debt and current portion of long-term debt	$208.2	$159.3	$48.9	30.7%
Accounts payable and other liabilities	524.2	500.9	23.3	4.7%
Accrued expenses	313.4	375.3	(61.9)	(16.5)%
Income taxes	52.1	39.0	13.1	33.6%

Total current liabilities	$1,097.9	$1,074.5	$23.4	2.2%

The increase in short-term debt was due to higher seasonal working capital requirements and increased sales volume. The increase in accounts payable and other liabilities was due primarily to the increase in purchasing volume to meet the higher production demand and the timing of payments to suppliers. The decrease in accrued expenses was the result of the payout of 2005 performance-based compensation in the first quarter of 2006 and the decrease in the current portion of accrued pension cost, based on the company’s estimate of contributions to pension plans in the next twelve months. The increase in income taxes is due primarily to the domestic income tax accrual and no payments being made in the first quarter of 2006.
Non-Current Liabilities:

	3/31/2006	12/31/2005	$ Change	% Change

(Dollars in millions)
Long-term debt	$560.3	$561.7	$(1.4)	(0.2)%
Accrued pension cost	236.5	246.7	(10.2)	(4.1)%
Accrued postretirement benefits cost	518.0	513.8	4.2	0.8%
Deferred income taxes	42.2	42.9	(0.7)	(1.6)%
Other non-current liabilities	56.7	57.1	(0.4)	(0.7)%

Total non-current liabilities	$1,413.7	$1,422.2	$(8.5)	(0.6)%

The decrease in accrued pension cost in the first quarter of 2006 was due primarily to U.S.-based pension plan contributions partially offset by current year accruals for pension expense. The increase in accrued postretirement benefits cost was due primarily to higher expense accrued versus disbursements made in the first quarter of 2006.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Shareholders’ Equity:

	3/31/2006	12/31/2005	$ Change	% Change

(Dollars in millions)
Common stock	$776.6	$767.7	$8.9	1.2%
Earnings invested in the business	1,104.8	1,052.9	51.9	4.9%
Accumulated other comprehensive loss	(309.2)	(323.5)	14.3	4.4%

Total shareholders’ equity	$1,572.2	$1,497.1	$75.1	5.0%

The increase in common stock related to stock option exercises by employees and the related income tax benefits. Earnings invested in the business were increased in the first quarter of 2006 by net income of $65.9 million, partially reduced by dividends declared of $14.0 million. The decrease in accumulated other comprehensive loss was due primarily to the positive impact of the foreign currency translation. The increase in the foreign currency translation adjustment of $15.7 million was due to weakening of the U.S. dollar relative to other currencies, such as the Romanian lei, the Brazilian real and the Euro. See “Foreign Currency” for further discussion regarding the impact of foreign currency translation
Cash Flows

	3/31/2006	3/31/2005	$ Change

(Dollars in millions)
Net cash used by operating activities	$(36.6)	$(19.7)	$(16.9)
Net cash used by investing activities	(39.9)	(38.6)	(1.3)
Net cash provided by financing activities	41.3	61.8	(20.5)
Effect of exchange rate changes on cash	1.1	(2.7)	3.8

(Decrease) increase in cash and cash equivalents	$(34.1)	$0.8	$(34.9)

The net cash used by operating activities of $36.6 million increased from first quarter 2005 primarily as a result of a higher use of cash for accounts payable and accrued expenses. This use of cash in the first quarter of 2006 was due primarily to the payout of 2005 performance-based compensation in the first quarter and the contributions to the company’s U.S.-based pension plans, which more than offset the increase in payables to meet higher production volume. Excluding cash contributions to the company’s U.S.-based pension plans, accounts payable and accrued expenses were a source of cash of $15.7 million in the first quarter of 2006, compared to a source of cash of $71.5 million in the first quarter of 2005. The company made cash contributions to its U.S.-based pension plans in the first quarter of 2006 of $59.6 million, compared to $36.6 million in the first quarter of 2005. Accounts receivable was a use of cash of $70.3 million in the first quarter of 2006, compared to a use of cash of $82.2 million in the first quarter of 2005. Inventory was a use of cash of $37.9 million in the first quarter of 2006, compared to a use of cash of $75.8 million in the first quarter of 2005. Accounts receivable and inventory increased in the first quarter of 2006 due to higher sales volume.
The increase in net cash used by investing activities was due to higher capital expenditures in the first quarter of 2006.
Net cash provided by financing activities of $41.3 million related primarily to net borrowings on the company’s credit facilities offset by dividends paid in the first quarter of 2006. While the dividends paid in the first quarter of 2006 and 2005 were comparable, the proceeds from the exercise of stock options and the net borrowings on credit facilities were lower in the first quarter of 2006, compared to the first quarter of 2005.
Liquidity and Capital Resources
Total debt was $768.5 million at March 31, 2006, compared to $720.9 million at December 31, 2005. Net debt was $737.2 million at March 31, 2006, compared to $655.5 million at December 31, 2005. The net debt to capital ratio was 31.9% at March 31, 2006, compared to 30.5% at December 31, 2005.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Reconciliation of total debt to net debt and the ratio of net debt to capital:
Net Debt:

	3/31/2006	12/31/2005

(Dollars in millions)
Short-term debt	$208.2	$159.2
Long-term debt	560.3	561.7

Total debt	768.5	720.9
Less: cash and cash equivalents	(31.3)	(65.4)

Net debt	$737.2	$655.5

Ratio of Net Debt to Capital:

	3/31/2006	12/31/2005

(Dollars in millions)
Net debt	$737.2	$655.5
Shareholders’ equity	1,572.2	1,497.1

Net debt + shareholders’ equity (capital)	$2,309.4	$2,152.6

Ratio of net debt to capital	31.9%	30.5%

The company presents net debt because it believes net debt is more representative of the company’s indicative financial position.
At March 31, 2006, the company had no outstanding borrowings under its $500 million Amended and Restated Credit Agreement (Senior Credit Facility), and letters of credit totaling $65.0 million, which reduced the availability under the Senior Credit Facility to $435.0 million. The Senior Credit Facility matures on June 30, 2010. Under the Senior Credit Facility, the company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At March 31, 2006, the company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements. Refer to Note 4 — Financing Arrangements for further discussion.
There were no outstanding borrowings as of March 31, 2006 under the company’s Asset Securitization, which provides for borrowings up to $200 million, limited to certain borrowing base calculations, and is secured by certain domestic trade receivables of the company. There were letters of credit totaling $15.3 million, which reduced the availability under the Asset Securitization to $184.7 million.
The company expects that any cash requirements in excess of cash generated from operating activities will be met by the availability under its Asset Securitization and Senior Credit Facility. The company believes it has sufficient liquidity to meet its obligations through 2006.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Financing Obligations and Other Commitments
The company’s contractual debt obligations and contractual commitments outstanding as of March 31, 2006 are as follows:

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
(Dollars in millions)
Interest payments	$388.0	$37.6	$63.2	$53.3	$233.9
Long-term debt	656.3	96.0	26.2	296.1	238.0
Short-term debt	112.2	112.2	—	—	—
Operating leases	133.1	27.7	43.7	28.9	32.8
Supply agreement	2.3	2.3	—	—	—

Total	$1,291.9	$275.8	$133.1	$378.3	$504.7
The interest payments are related primarily to medium-term notes that mature over the next 28 years.
The company expects to make cash contributions of $160.2 million to its global defined benefit pension plans in 2006. In connection with the sale of the company’s Ashland, Ohio tooling plant in 2002, the company entered into a $25.9 million four-year supply agreement that expires on June 30, 2006, pursuant to which the company is obliged to purchase tooling.
During the first quarter of 2006, the company did not purchase any shares of its common stock as authorized under the company’s 2000 common stock purchase plan. This plan authorizes the company to buy in the open market or in privately negotiated transactions up to four million shares of common stock, which are to be held as treasury shares and used for specified purposes. This plan authorizes purchases up to an aggregate of $180 million. The company may exercise this authorization until December 31, 2006. The company does not expect to be active in repurchasing its shares under the plan in the near-term.
The company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.
Recent Accounting Pronouncements:
In November 2004, the FASB issued Statement of Financial Accounting Standard No. 151 (SFAS No. 151), “Inventory Costs, an amendment of ARB 43, Chapter 4.” SFAS No. 151 requires certain inventory costs to be recognized as current period expenses. SFAS No. 151 also provides guidance for the allocation of fixed production costs. This standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Accordingly, the company adopted this standard in 2006. The adoption of this standard did not have a material impact on the financial statements of the company.
In December 2004, FASB issued SFAS No. 123 (revised 2004), (SFAS No. 123(R)), “Share-Based Payment,” which requires the measurement and recognition of compensation expense based on estimated fair value for all share-based payment awards including grants of employee stock options. SFAS No. 123(R) supersedes the company’s previous accounting under Accounting Principles Board Opinion No. 25, (APB 25), “Accounting for Stock Issued to Employees”.
The company adopted the provisions of SFAS No. 123(R) using the modified prospective transition method beginning January 1, 2006. In accordance with that transition method, the company did not restate prior periods for the effect of compensation expense calculated under SFAS No. 123(R). The company selected the Black-Scholes option-pricing model as the most appropriate method for determining the estimated fair value of all of its awards. The adoption of SFAS No. 123(R) reduced income before income taxes for the first quarter of 2006 by $1.6 million. The adoption of SFAS No. 123(R) had no material effect on the Statement of Cash Flows for the three months ended March 31, 2006. See Note 2 — Stock-Based Compensation for more information on the impact of this new standard.
In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 (FSP 123(R)), Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP 123(R)-3 provides an elective alternative transition

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). Companies may take up to one year from the effective date of FSP 123(R)-3 to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The company is currently in the process of evaluating the alternative methods.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the accounting for and reporting of a change in accounting principle. This statement also carries forward the guidance from APB No. 20 regarding the correction of an error and changes in accounting estimates. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific or cumulative effects of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material impact on the financial statements of the company.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Critical Accounting Policies and Estimates:
The company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The company reviews its critical accounting policies throughout the year. The company has concluded that there have been no changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2005, during the three months ended March 31, 2006.
Other Matters:
Foreign Currency:
Assets and liabilities of subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the quarter. Related translation adjustments are reflected as a separate component of accumulated other comprehensive loss. Foreign currency gains and losses resulting from transactions are included in the consolidated statement of income.
Foreign currency exchange losses included in the company’s operating results for the three months ended March 31, 2006 totaled $0.3 million, compared to a gain of $1.0 million during the three months ended March 31, 2005. For the three months ended March 31, 2006, the company recorded a positive non-cash foreign currency translation adjustment of $15.7 million that increased shareholders’ equity, compared to a negative non-cash foreign currency translation adjustment of $21.6 million that decreased shareholders’ equity in the three months ended March 31, 2005. The foreign currency translation adjustment for the three months ended March 31, 2006 were positively impacted by the weakening of the U.S. dollar relative to other currencies, such as the Romanian lei, the Brazilian real and the Euro.
On April 18, 2006, the company’s Board of Directors declared a quarterly cash dividend of $0.15 per share. The dividend will be paid on June 2, 2006 to shareholders of record as of May 19, 2006. This was the 336th consecutive dividend paid on the common stock of the company.
Forward Looking Statements
Certain statements set forth in this document (including the company’s forecasts, beliefs and expectations) that are not historical in nature are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, the Management’s Discussion and Analysis contain numerous forward-looking statements. The company cautions readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of the company due to a variety of important factors, such as:
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
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

h)	those items identified under Item 1A. Risk Factors as discussed in the Annual Report on Form 10-K for the year ended December 31, 2005.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Refer to information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. Furthermore, a discussion of market risk exposures is included in Part II, Item 7A.— Quantitative and Qualitative Disclosure about Market Risk, of the company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes in reported market risk since the inclusion of this discussion in the Company’s Annual Report on Form 10-K referenced above.
Item 4. Controls and Procedures
As of the end of the period covered by this report, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined by in Exchange Act Rule 13a-15(e)). Based upon that evaluation, the principal executive officer and principal financial officer concluded that the company’s disclosure controls and procedures were effective as of the end of the period covered by this report. During the company’s most recent fiscal quarter there have been no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors included in the company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer of Purchases of Common Stock
The following table provides information about purchases by the company during the quarter ended March 31, 2006 of its common stock.

			Total number	Maximum
			of shared	number of
			purchased as	shares that
			part of publicly	may yet
	Total number	Average	announced	be purchased
	of shares	price paid	plans or	under the plans
Period	purchased (1)	per share (2)	programs	or programs (3)

1/1/06 - 1/31/06	6,823	$35.19	213,123	3,786,877
2/1/06 - 2/28/06	36,305	34.15	249,428	3,750,572
3/1/06 - 3/31/06	1,988	29.38	251,416	3,748,584

Total	45,116	$34.10

(1)	Represents shares of the company’s common stock that are owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shared and the exercise of stock options.

(2)	The average price paid per share is calculated using the daily high and low sales prices of the company’s common stock on the New York Stock Exchange at the time the employee tenders the shares.

(3)	Pursuant to the company’s 2000 common stock purchase plan, it may purchase up to four million shares of common stock at an amount not to exceed $180 million in the aggregate. The company may purchase shares under its 2000 common stock purchase plan until December 31, 2006.

Item 6. Exhibits

11	Computation of Per Share Earnings

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of James W. Griffith, President and Chief Executive Officer of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Glenn A. Eisenberg, Executive Vice President — Finance and Administration (principal financial officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of James W. Griffith, President and Chief Executive Office, and Glenn A. Eisenberg, Executive Vice President — Finance and Administration (principal financial officer) of The Timken Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY

Date May 09, 2006	By /s/ James W. Griffith

James W. Griffith
President, Chief Executive Officer and Director

Date May 09, 2006	By /s/ Glenn A. Eisenberg

Glenn A. Eisenberg
Executive Vice President — Finance
and Administration (Principal Financial Officer)