Form 10-Q
period 2006-06-30
TIMKEN CO
filed 2006-08-08
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-1169
THE TIMKEN COMPANY
(Exact name of registrant as specified in its charter)

OHIO (State or other jurisdiction of incorporation or organization)	34-0577130 (I.R.S. Employer Identification No.)

1835 Dueber Ave., SW, Canton, OH (Address of principal executive offices)	44706-2798 (Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006

Common Stock, without par value	94,001,219 shares

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE TIMKEN COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
(Dollars in thousands)
(Unaudited)

	June 30,	December 31,
	2006	2005

ASSETS
Current Assets
Cash and cash equivalents	$38,752	$65,417
Accounts receivable, less allowances: 2006-$45,472; 2005-$40,618	790,171	711,783
Inventories, net	1,046,956	998,368
Deferred income taxes	92,235	104,978
Deferred charges and prepaid expenses	15,636	17,926
Other current assets	87,546	84,837

Total Current Assets	2,071,296	1,983,309

Property, plant and equipment	3,720,454	3,657,641
Less allowances for depreciation	(2,170,811)	(2,110,597)

Property, Plant and Equipment — net	1,549,643	1,547,044

Other Assets
Goodwill	207,943	204,129
Other intangible assets	180,486	184,624
Deferred income taxes	16,591	5,834
Other non-current assets	69,979	68,794

Total Other Assets	474,999	463,381

Total Assets	$4,095,938	$3,993,734

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other liabilities	$515,055	$501,423
Short-term debt and current portion of long-term debt	174,983	159,279
Accrued expenses	399,991	410,624

Total Current Liabilities	1,090,029	1,071,326

Non-Current Liabilities
Long-term debt	529,016	561,747
Accrued pension cost	219,887	246,692
Accrued postretirement benefits cost	518,544	513,771
Other non-current liabilities	77,160	103,131

Total Non-Current Liabilities	1,344,607	1,425,341

Shareholders’ Equity
Common stock	791,585	767,645
Earnings invested in the business	1,165,380	1,052,871
Accumulated other comprehensive loss	(295,663)	(323,449)

Total Shareholders’ Equity	1,661,302	1,497,067

Total Liabilities and Shareholders’ Equity	$4,095,938	$3,993,734

See accompanying Notes to Condensed Consolidated Financial Statements.

Consolidated Statement of Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net sales	$1,388,025	$1,324,678	$2,735,105	$2,629,218
Cost of products sold	1,075,000	1,047,866	2,134,694	2,080,556

Gross Profit	313,025	276,812	600,411	548,662

Selling, administrative and general expenses	176,264	161,742	350,516	325,781
Impairment and restructuring charges	17,440	(44)	18,480	(44)

Operating Income	119,321	115,114	231,415	222,925

Interest expense	(12,718)	(13,860)	(25,783)	(26,534)
Interest income	1,021	773	2,484	1,345
Other expense — net	(1,916)	(413)	(6,995)	(5,173)

Income Before Income Taxes	105,708	101,614	201,121	192,563
Provision for income taxes	31,017	34,280	60,490	66,994

Net Income	$74,691	$67,334	$140,631	$125,569

Earnings Per Share*	$0.80	$0.74	$1.51	$1.38

Earnings Per Share — assuming dilution**	$0.79	$0.73	$1.49	$1.37

Dividends Per Share	$0.15	$0.15	$0.30	$0.30

* Average shares outstanding	93,261,154	91,189,208	93,117,090	90,981,208
** Average shares outstanding — assuming dilution	94,313,670	91,817,375	94,177,549	91,828,505
See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Cash Flows
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005

CASH PROVIDED (USED)

Operating Activities
Net income	$140,631	$125,569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101,586	107,699
Loss on impairment	689	—
Loss on disposals of property, plant and equipment	20	4,129
Loss (gain) on divestiture	9,311	(2,570)
Deferred income tax credit	(26,062)	(8,978)
Stock-based compensation expense	8,192	3,009
Changes in operating assets and liabilities:
Accounts receivable	(68,890)	(123,722)
Inventories	(28,342)	(124,594)
Other assets	1,213	(28,619)
Accounts payable and accrued expenses	(28,529)	76,816
Foreign currency translation (gain) loss	(11,007)	7,435

Net Cash Provided By Operating Activities	98,812	36,174

Investing Activities
Capital expenditures	(104,929)	(83,226)
Proceeds from disposals of assets	1,113	2,652
Divestments	(2,723)	10,881
Acquisitions	—	(6,556)
Other	149	1,258

Net Cash Used by Investing Activities	(106,390)	(74,991)

Financing Activities
Cash dividends paid to shareholders	(28,122)	(27,414)
Net proceeds from common share activity	18,099	12,580
Accounts receivable securitization financing borrowings	30,000	145,000
Accounts receivable securitization financing payments	(30,000)	(45,000)
Payments on long-term debt	(108,297)	(242,185)
Proceeds from issuance of long-term debt	107,615	231,200
Short-term debt activity — net	(11,043)	(13,083)

Net Cash (Used) Provided by Financing Activities	(21,748)	61,098
Effect of exchange rate changes on cash	2,661	(6,268)

(Decrease) Increase In Cash and Cash Equivalents	(26,665)	16,013
Cash and cash equivalents at beginning of year	65,417	50,967

Cash and Cash Equivalents at End of Year	$38,752	$66,980

See accompanying Notes to the Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1 — Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (unaudited) for The Timken Company (the company) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by the U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to the Consolidated Financial Statements and footnotes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain amounts in the 2005 Condensed Consolidated Financial Statements have been reclassified to conform to the 2006 presentation.
Note 2 — Stock-Based Compensation
On January 1, 2006, the company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment,” and elected to use the modified prospective transition method. The modified prospective method requires that compensation cost be recognized in the financial statements for all stock option awards granted after the date of adoption and for all unvested stock option awards granted prior to the date of adoption. In accordance with SFAS No. 123(R), prior period amounts were not restated. Prior to the adoption of SFAS No. 123(R), the company utilized the intrinsic-value based method of accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”
Under the company’s long-term incentive plan, shares of common stock have been made available to grant at the discretion of the Compensation Committee of the Board of Directors to officers and key associates in the form of stock option awards. Stock option awards have a ten-year term and vest in 25% increments annually beginning on the date of grant. In addition to stock option awards, the company has granted restricted shares under the long-term incentive plan. Restricted shares vest in 25% increments annually beginning on the date of grant and have historically been expensed over the vesting period.
Prior to January 1, 2006, no stock-based compensation expense was recognized for stock option awards under the intrinsic-value based method. The adoption of SFAS No. 123(R) reduced operating income for the second quarter of 2006 by $1.5 million, reduced net income for the second quarter of 2006 by $0.9 million ($.01 per basic and diluted share), reduced operating income for the first six months of 2006 by $3.1 million and reduced net income for the first six months of fiscal 2006 by $2.0 million ($.02 per basic and diluted share).
The effect of net income and earnings per share as if the company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and nonvested stock option awards is as follows for the three months and six months ended June 30, 2005:

	Three Months	Six Months
(Dollars in thousands, except earnings per share data)	Ended June 30, 2005	Ended June 30, 2005

Net income, as reported	$67,334	$125,569
Add: Stock-based employee compensation expense, net of related taxes	1,133	1,962
Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards, net of related taxes	(2,393)	(4,001)

Pro forma net income	$66,074	$123,530

Earnings per share:
Basic — as reported	$0.74	$1.38
Basic — pro forma	$0.73	$1.36
Diluted — as reported	$0.73	$1.37
Diluted — pro forma	$0.72	$1.35
The fair value for significant stock option awards granted during the six months ended June 30, 2006 and 2005 was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Note 2 — Stock-Based Compensation (continued)

	Six Months Ended	Six Months Ended
	June 30, 2006	June 30, 2005

Assumptions:
Fair value per option	$9.59	$7.85
Risk-free interest rate	4.53%	4.12%
Dividend yield	2.14%	3.28%
Expected stock volatility	0.348	0.360
Expected life — years	5	8

Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and the expected lives of the options. The dividend yield was revised in 2006 from five years’ quarterly dividends to the last dividend prior to the grant compared to the trailing 12 months’ daily stock prices. The risk-free interest rate was based upon yields of U.S. zero coupon issues and U.S. Treasury issues, with a term equal to the expected life of the option being valued, for 2006 and 2005, respectively. Effective January 1, 2006, forfeitures were estimated at 2%.
A summary of stock option award activity for the six-month period ended June 30, 2006 is as follows:

			Weighted Average
		Weighted Average	Remaining	Aggregate Intrinsic
	Number of Shares	Exercise Price	Contractual Term	Value (000's)

Balance at December 31, 2005	5,439,913	$22.78
Granted	817,150	$30.94
Exercised	(705,525)	$20.59
Other*	(41,832)	$32.52

Outstanding at June 30, 2006	5,509,706	$24.19	6	$50,300

Exercisable at June 30, 2006	3,553,391	$23.02	5	$36,688

* Includes cancelled, expired and forfeited
The total intrinsic value of stock option awards exercised during the six months ended June 30, 2006 and 2005 was $9.1 million and $7.4 million, respectively. Net cash proceeds from the exercise of stock options were $14.0 million and $12.6 million for the six months ended June 30, 2006 and 2005, respectively. Income tax benefits of $3.7 million and $2.8 million were realized from stock option exercises during the six months ended June 30, 2006 and 2005, respectively.
A summary of nonvested share activity for the six-month period ended June 30, 2006 is as follows:

Note 2 — Stock-Based Compensation (continued)

		Weighted Average
		Grant Date
	Number of Shares	Fair Value

Nonvested at December 31, 2005	755,290	$24.46
Granted	431,861	$31.19
Vested	(232,007)	$25.16
Other*	(8,330)	$27.37

Nonvested at June 30, 2006	946,814	$27.33

* Includes cancelled, expired and forfeited
Nonvested shares consist primarily of restricted shares for key employees and directors, and also include deferred shares.
The company recognized compensation expense of $5.1 million and $3.0 million for the six-month periods ended June 30, 2006 and 2005, respectively, related to nonvested shares. As of June 30, 2006, the company had unrecognized compensation expense of $31.5 million, before taxes, related to stock option awards and nonvested shares. The unrecognized compensation expense is expected to be recognized over a total weighted average period of two years.
Note 3 — Inventories

	June 30,	December 31,
(Dollars in thousands)	2006	2005

Inventories:
Manufacturing supplies	$74,875	$74,188
Work in process and raw materials	490,757	469,517
Finished products	481,324	454,663

Inventories, net	$1,046,956	$998,368

An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management’s control, annual results are subject to the final year-end LIFO inventory valuation.
Note 4 — Financing Arrangements
Short-term debt:

	June 30,	December 31,
(Dollars in thousands)	2006	2005

Variable-rate lines of credit for certain of the company’s European and Asian subsidiaries with various banks with interest rates ranging from 3.13% to 5.50% at June 30, 2006	$36,070	$23,884
Variable-rate Ohio Water Development Authority revenue bonds for PEL	—	23,000
Fixed-rate mortgage for PEL with an interest rate of 9.00%	—	11,491
Fixed-rate Short-Term loans of an Asian subsidiary with interest rates ranging from 6.54% to 6.58% at June 30, 2006	10,204	—
Other	1,153	5,062

Short-term debt	$47,427	$63,437

Note 4 — Financing Arrangements (continued)
In January 2006, the company repaid, in full, the $23.0 million balance outstanding of the revenue bonds held by PEL Technologies LLC (PEL), an equity investment of the company. In June 2006, the company continued to liquidate assets of PEL with land and buildings exchanged for the fixed-rate mortgage. Refer to Note 10 — Equity Investments for additional discussion.
Borrowings under the Accounts Receivable Securitization financing agreement (Asset Securitization), which provides for borrowings up to $200 million subject to certain borrowing base limitations, are secured by certain trade receivables. Under the terms of the Asset Securitization, the company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly owned consolidated subsidiary, which in turn uses the trade receivables to secure the borrowings, which are funded through a vehicle that issues commercial paper in the short-term market. As of June 30, 2006, there were no outstanding borrowings under this facility. An outstanding balance related to the Asset Securitization would be reflected on the company’s Condensed Consolidated Balance Sheet in short-term debt. The yield on the commercial paper, which is the commercial paper rate plus program fees, is considered a financing cost and is included in interest expense on the Consolidated Statement of Income. As of June 30, 2006, there were letters of credit totaling $19.8 million, which reduced the availability under the Asset Securitization to $180.2 million.
The lines of credit of the company’s European and Asian subsidiaries provide for borrowings up to $165.6 million. At June 30, 2006, the company had borrowings outstanding of $36.1 million, which reduced the availability under these facilities to $129.5 million.
Long-term debt:

	June 30,	December 31,
(Dollars in thousands)	2006	2005

Fixed-rate Medium-Term Notes, Series A, due at various dates through May 2028, with interest rates ranging from 6.20% to 7.76%	$286,345	$286,474
Variable-rate State of Ohio Air Quality and Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (3.95% at June 30, 2006)	21,700	21,700
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (3.95% at June 30, 2006)	17,000	17,000
Variable-rate State of Ohio Water Development Revenue Refunding Bonds, maturing on May 1, 2007 (4.00% at June 30, 2006)	8,000	8,000
Variable-rate State of Ohio Water Development Authority Solid Waste Revenue Bonds, maturing on July 1, 2032 (4.05% at June 30, 2006)	24,000	24,000
Variable-rate Unsecured Canadian Note, maturing on December 22, 2010 (4.95% at June 30, 2006)	51,795	49,759
Fixed-rate Unsecured Notes, maturing on February 15, 2010 with an interest rate of 5.75%	246,255	247,651
Other	1,477	3,005

	656,572	657,589
Less current maturities	127,556	95,842

Long-term debt	$529,016	$561,747

The company has a $500 million Amended and Restated Credit Agreement (Senior Credit Facility) that matures on June 30, 2010. At June 30, 2006, the company had no outstanding borrowings under the Senior Credit Facility, and letters of credit totaling $65.0 million, which reduced the availability under the Senior Credit Facility to $435.0 million. Under the Senior Credit Facility, the company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At June 30, 2006, the company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements.
In December 2005, the company entered into a $49.8 million unsecured loan in Canada. The principal balance of the loan is payable in full in December 2010. The interest rate is variable based on the Canadian LIBOR rate and interest payments are due quarterly.
In August 2006, the company repaid, in full, the $24.0 million balance outstanding under the variable-rate State of Ohio Water Development Authority Solid Waste Revenue Bonds.

Note 5 — Income Tax Provision

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2006	2005	2006	2005

Provision for income taxes	$31,017	$34,280	$60,490	$66,994
Effective tax rate	29.3%	33.7%	30.1%	34.8%

The company’s provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against income before income taxes for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur.
For the first six months of 2006, the effective tax rate was less than the U.S. federal statutory tax rate due to tax benefits on foreign income, including the earnings of certain foreign subsidiaries being taxed at a rate less than 35%, the extraterritorial income exclusion on U.S. exports and tax holidays in China and the Czech Republic, as well as tax benefits in the U.S., including a net reduction in the company’s tax reserves related primarily to the settlement of certain prior year tax matters with the Internal Revenue Service (IRS) during the second quarter, accrual of the tax-free Medicare prescription drug subsidy, deductible dividends paid to the company’s Employee Stock Ownership Plan (ESOP), and the domestic manufacturing deduction provided by the American Jobs Creation Act of 2004. These benefits were offset partially by U.S. state and local income taxes, taxes on foreign remittances, losses at certain foreign operations that were not available to reduce overall tax expense and other permanent differences.
For the first six months of 2005, the effective tax rate was less than the U.S. federal statutory tax rate due primarily to the earnings of certain foreign subsidiaries being taxed at a rate less than 35%, tax holidays in China and the Czech Republic, and other U.S. tax benefits. These benefits were partially offset by losses at certain foreign operations that were not available to reduce overall tax expense, U.S. state and local income taxes, taxes on foreign remittances and other permanent differences.
The effective tax rate for the first six months of 2006 decreased from 2005 due primarily to tax reserve adjustments related to the settlement of certain prior year tax matters with the IRS during the second quarter of 2006.
In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” This interpretation clarifies the accounting for uncertain tax positions recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes requirements and other guidance for financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The company is required to adopt this interpretation in the first quarter of 2007. Management is currently evaluating the requirements of FIN 48 and has not yet determined the estimated impact on its Condensed Consolidated Financial Statements.

Note 6 — Shareholders’ Equity

	June 30,	December 31,
(Dollars in thousands)	2006	2005

Class I and Class II serial preferred stock without par value:
Authorized — 10,000,000 shares each class
Issued — none	$—	$—
Common Stock without par value:
Authorized — 200,000,000 shares
Issued (including shares in treasury)
2006 -94,037,676 shares
2005 -93,160,285 shares
Stated Capital	53,064	53,064
Other paid-in capital	740,257	719,001
Less cost of Common Stock in treasury
2006 - 52,463 shares
2005 - 154,374 shares	(1,736)	(4,420)

	$791,585	$767,645

An analysis of the change in capital and earnings invested in the business is as follows:

	Common Stock		Earnings	Accumulated
		Other	Invested	Other
	Stated	Paid-In	in the	Comprehensive	Treasury
	Capital	Capital	Business	Income	Stock	Total

Balance December 31, 2005	$53,064	$719,001	$1,052,871	($323,449)	($4,420)	$1,497,067
Net income			140,631			140,631
Foreign currency translation adjustment				31,722		31,722
Minimum pension adjustment				(2,524)		(2,524)
Change in fair value of derivative financial instruments, net of reclassifications				(1,412)		(1,412)

Total comprehensive income						168,417

Dividends — $0.30 per share			(28,122)			(28,122)
Tax benefit from exercise of stock options		4,077				4,077
Issuance of 101,911 shares from treasury and 877,391 shares from authorized related to stock option plans		17,179			2,684	19,863

Balance June 30, 2006	$53,064	$740,257	$1,165,380	($295,663)	($1,736)	$1,661,302

The total comprehensive income for the three months ended June 30, 2006 and 2005 was $88,149 and $43,535, respectively. Total comprehensive income for the six months ended June 30, 2005 was $82,915.

Note 7 — Impairment and Restructuring Charges
Impairment and restructuring charges by segment are comprised of the following:
For the three months ended June 30, 2006:

	Auto	Industrial	Steel	Total
(Dollars in thousands)
Impairment	$689	$—	$—	$689
Severance expense and related benefit costs	5,635	—	—	5,635
Exit costs	1,026	119	—	1,145
Loss on divestiture	—	—	9,971	9,971

Total	$7,350	$119	$9,971	$17,440

For the six months ended June 30, 2006:

	Auto	Industrial	Steel	Total
(Dollars in thousands)
Impairment	$689	$—	$—	$689
Severance expense and related benefit costs	6,601	—	—	6,601
Exit costs	1,045	174	—	1,219
Loss on divestiture	—	—	9,971	9,971

Total	$8,335	$174	$9,971	$18,480

For the three and six months ended June 30, 2005:

	Auto	Industrial	Steel	Total
(Dollars in thousands)
Impairment	$—	$—	$—	$—
Severance expense and related benefit costs	(44)	—	—	(44)
Exit costs	—	—	—	—
Loss on divestiture	—	—	—	—

Total	$(44)	$—	$—	$(44)

Automotive
In 2005, the company announced the closure of manufacturing facilities in Clinton, South Carolina and administrative facilities in Torrington, Connecticut and Norcross, Georgia as part of the Automotive Group’s restructuring plans. In February 2006, the company announced plans to rationalize production capacity at its Vierzon, France bearing facility in response to changes in customer demand for its products. These restructuring efforts, along with other future actions, are targeted to deliver annual pretax savings of approximately $40 million by the end of 2007, with expected net workforce reductions of approximately 400 to 500 positions and pretax costs of approximately $80 to $90 million.
Impairment charges of $0.7 million, severance and related benefit costs of $5.6 million and exit costs of $1.0 million recorded in the second quarter of 2006 are associated with the Automotive Group’s restructuring plans. Impairment charges of $0.7 million, severance and related benefit costs of $6.6 million and exit costs of $1.0 million recorded in the first six months of 2006 are associated with the Automotive Group’s restructuring plans.
Including rationalization costs recorded in cost of products sold and selling, administrative and general expenses, the Automotive Group has incurred cumulative pretax costs of approximately $38 million as of June 30, 2006 for these restructuring plans.
Industrial
In May 2004, the company announced plans to rationalize the company’s three bearing plants in Canton, Ohio within the Industrial Group. On September 15, 2005, the company reached a new four-year agreement with the United Steelworkers of America, which went into effect on September 26, 2005, when the prior contract expired. This initiative is expected to deliver annual pretax savings of approximately $25 million through streamlining operations and workforce reductions, with pretax costs of approximately $35 to $40 million over the next four years.

Note 7 — Impairment and Restructuring Charges (continued)
Exit costs of $0.1 million and $0.2 million, respectively, were recorded in the second quarter and first six months of 2006 due to the Industrial Group’s rationalization program. Including rationalization costs recorded in cost of products sold and selling, administrative and general expenses, the Industrial Group has incurred cumulative pretax costs of approximately $18 million as of June 30, 2006 for these restructuring plans.
Steel
In June 2006, the company completed the divestiture of its Timken Precision Components — Europe business. This divestiture resulted in a loss of approximately $10.0 million. The results of operations and net assets of the Timken Precision Components — Europe business were immaterial to the consolidated results of operations and financial position of the company.
The rollforward of restructuring accruals is as follows:

(Dollars in millions)
Balance at December 31, 2005	$18.1
Add: provisions	7.8
Less: payments	(3.7)

Balance at June 30, 2006	$22.2

The restructuring accrual is included in accounts payable and other liabilities in the Condensed Consolidated Balance Sheet. The restructuring accrual at December 31, 2005 excludes costs related to curtailment of pension and postretirement benefit plans.
Note 8 — Segment Information
The primary measurement used by management to measure the financial performance of each Group is adjusted EBIT (earnings before interest and taxes, excluding the effect of amounts related to certain items that management considers not representative of ongoing operations such as impairment and restructuring, manufacturing rationalization / reorganization costs, allocated receipts received or payments made under the U.S. Continued Dumping and Subsidy Offset Act (CDSOA) and gain (loss) on the sale of non-strategic assets).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2006	2005	2006	2005

Industrial Group
Net sales to external customers	$528,606	$497,523	$1,032,050	$965,972
Intersegment sales	462	628	897	1,026
Depreciation and amortization	18,484	18,080	36,840	36,143
EBIT, as adjusted	63,492	63,629	109,377	110,628

Automotive Group
Net sales to external customers	$426,714	$425,949	$847,698	$846,214
Depreciation and amortization	19,159	20,560	39,977	41,259
EBIT (loss) as adjusted	(1,960)	(1,217)	(5,101)	(6,317)

Steel Group
Net sales to external customers	$432,705	$401,206	$855,357	$817,032
Intersegment sales	36,442	44,131	81,972	95,736
Depreciation and amortization	12,342	14,959	24,769	30,297
EBIT, as adjusted	75,434	56,748	146,570	120,473

Reconciliation to Income Before Income Taxes
Total EBIT, as adjusted, for reportable segments	$136,966	$119,160	$250,846	$224,784
Impairment and restructuring	(17,440)	44	(18,480)	44
Manufacturing rationalization expenses	(6,262)	(6,326)	(9,674)	(7,859)
Other expense	2,662	2,609	2,354	2,995
Interest expense	(12,718)	(13,860)	(25,783)	(26,534)
Interest income	1,021	773	2,484	1,345
Intersegment adjustments	1,479	(786)	(626)	(2,212)

Income before income taxes	$105,708	$101,614	$201,121	$192,563

Note 9 — Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2006 are as follows:

	Balance at			Balance at June 30,
(Dollars in thousands)	December 31, 2005	Acquisitions	Other	2006

Goodwill:
Industrial	$202,058	$—	$3,772	$205,830
Automotive	2,071	—	42	2,113

Total	$204,129	$—	$3,814	$207,943

The following table displays intangible assets as of June 30, 2006 and December 31, 2005:

	As of June 30, 2006

	Gross		Net
	Carrying	Accumulated	Carrying
(Dollars in thousands)	Amount	Amortization	Amount

Intangible assets subject to amortization:

Industrial	$48,442	$10,661	$37,781
Automotive	70,265	21,098	49,167
Steel	857	249	608

	$119,564	$32,008	$87,556

Intangible assets not subject to amortization:

Goodwill	$207,943	$—	$207,943
Intangible pension asset	77,678	—	77,678
Other	15,315	—	15,315

	$300,936	$—	$300,936

Total intangible assets	$420,500	$32,008	$388,492

	As of December 31, 2005

	Gross		Net
	Carrying	Accumulated	Carrying
(Dollars in thousands)	Amount	Amortization	Amount

Intangible assets subject to amortization:

Industrial	$47,866	$8,574	$39,292
Automotive	69,735	17,969	51,766
Steel	894	233	661

	$118,495	$26,776	$91,719

Intangible assets not subject to amortization:

Goodwill	$204,129	$—	$204,129
Intangible pension asset	77,596	—	77,596
Other	15,309	—	15,309

	$297,034	$—	$297,034

Total intangible assets	$415,529	$26,776	$388,753

Amortization expense for intangible assets was approximately $2.7 million and $5.2 million, respectively, for the three months and six months ended June 30, 2006 and is estimated to be approximately $8.4 million annually for the next five years.

Note 10 — Equity Investments
The balances related to investments accounted for under the equity method are reported in other non-current assets on the Condensed Consolidated Balance Sheet, which were approximately $20.8 million and $19.9 million at June 30, 2006 and December 31, 2005, respectively.
Equity investments are reviewed for impairment when circumstances (such as lower-than-expected financial performance or change in strategic direction) indicate that the carrying value of the investment may not be recoverable. If impairment does exist, the equity investment is written down to its fair value with a corresponding charge to the Consolidated Statement of Income. No impairments were recorded during the second quarter and first six months of 2006 relating to the company’s equity investments. In March 2006, the company sold a portion of CoLinx, LLC due to the addition of another company to the joint venture. CoLinx, a joint venture founded by Timken, SKF, INA and Rockwell Automation, provides shared e-commerce and logistics services.
During 2000, the company’s Steel Group invested in a joint venture, PEL, to commercialize a proprietary technology that converts iron units into engineered iron oxides for use in pigments, coatings and abrasives. In the fourth quarter of 2003, the company concluded its investment in PEL was impaired due to the following indicators of impairment: history of negative cash flow and losses; 2004 operating plan with continued losses and negative cash flow; and the continued required support from the company or another party. In the fourth quarter of 2003, the company recorded a non-cash impairment loss of $45.7 million, which was reported in other expense — net on the Consolidated Statement of Income.
The company concluded that PEL was a variable interest entity and that the company was the primary beneficiary. In accordance with FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,” the company consolidated PEL effective March 31, 2004. The adoption of FIN 46 resulted in a charge, representing the cumulative effect of change in accounting principle, of $1.0 million, which was reported in other expense — net on the Consolidated Statement of Income. In addition, the adoption of FIN 46 increased the Consolidated Balance Sheet as follows: current assets by $1.7 million; property, plant and equipment by $11.3 million; short-term debt by $11.6 million; accounts payable and other liabilities by $0.7 million; and other non-current liabilities by $1.7 million. All of PEL’s assets are collateral for its obligations. Except for PEL’s indebtedness for which the company is a guarantor, PEL’s creditors had no recourse to the general credit of the company.
In the first quarter of 2006, plans were finalized to liquidate the assets of PEL and the company recorded a related gain of approximately $3.6 million. In January 2006, the company repaid, in full, the $23.0 million balance outstanding of the revenue bonds held by PEL. In June 2006, the company continued to liquidate PEL with land and buildings exchanged and the buyer’s assumption of the fixed-rate mortgage, which resulted in a gain of $2.8 million.

Note 11 — Retirement and Postretirement Benefit Plans
The following table sets forth the net periodic benefit cost for the company’s retirement and postretirement benefit plans. The amounts for the three and six months ended June 30, 2006 are based on actuarial calculations. Consistent with prior years, these calculations will be updated later in the year. These updated calculations may result in different net periodic benefit cost for 2006. The net periodic benefit cost recorded for the six months ended June 30, 2006 is the company’s best estimate of each period’s proportionate share of the amounts to be recorded for the year ended December 31, 2006.

	Pension		Postretirement
	Three months ended		Three months ended
	June 30,		June 30,
(Dollars in thousands)	2006	2005	2006	2005

Components of net periodic benefit cost
Service cost	$10,745	$9,986	$1,087	$1,176
Interest cost	38,624	37,030	9,778	10,104
Expected return on plan assets	(43,648)	(38,587)	—	—
Amortization of prior service cost	3,124	3,852	(485)	(1,249)
Recognized net actuarial loss	14,032	12,754	2,055	3,386
Curtailment loss	—	202	—	752
Amortization of transition asset	(44)	(29)	—	—

Net periodic benefit cost	$22,833	$25,208	$12,435	$14,169

	Pension		Postretirement
	Six months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2006	2005	2006	2005

Components of net periodic benefit cost
Service cost	$22,693	$21,268	$2,655	$2,740
Interest cost	78,749	76,640	22,131	22,708
Expected return on plan assets	(86,733)	(77,059)	—	—
Amortization of prior service cost	6,242	6,964	(970)	(2,533)
Recognized net actuarial loss	28,971	24,317	6,119	8,138
Curtailment loss	—	202	—	752
Amortization of transition asset	(86)	(57)	—	—

Net periodic benefit cost	$49,836	$52,275	$29,935	$31,805

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
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
Financial Overview
Overview:

	2Q 2006	2Q 2005	$ Change	Change

(Dollars in millions, except earnings per share)
Net sales	$1,388.0	$1,324.7	$63.3	4.8%
Net income	74.7	67.3	7.4	11.0%
Earnings per share — diluted	$0.79	$0.73	$0.06	8.2%
Average number of shares — diluted	94,313,670	91,817,375	—	2.7%

	YTD 2006	YTD 2005	$ Change	Change

(Dollars in millions, except earnings per share)
Net sales	$2,735.1	$2,629.2	$105.9	4.0%
Net income	140.6	125.6	15.0	11.9%
Earnings per share — diluted	$1.49	$1.37	$0.12	8.8%
Average number of shares — diluted	94,177,549	91,828,505	—	2.6%

Net sales for the second quarter of 2006 were $1.39 billion compared to $1.32 billion in the second quarter of 2005, an increase of 4.8%. For the second quarter of 2006, earnings per diluted share were $0.79 compared to $0.73 per diluted share for the second quarter of 2005.
Net sales for the first six months of 2006 were $2.7 billion compared to $2.6 billion for the first six months of 2005, an increase of 4.0%. For the first six months of 2006, earnings per diluted share were $1.49 compared to $1.37 per diluted share for the same period last year.
The company’s second quarter and year-to-date 2006 results reflect the ongoing strength of industrial markets and the performance of the Steel Group. The company continued its focus to increase production capacity in targeted areas, including major capacity expansions for industrial products at several manufacturing locations around the world.
The company expects that the continued strength in industrial markets throughout 2006 should drive year-over-year volume and margin improvement. While global industrial markets are expected to remain strong, the improvements in the company’s operating performance will be partially constrained by investments in Project ONE and Asia growth initiatives.
In the second quarter of 2006, the Industrial Group’s net sales, excluding intersegment sales, increased 6.3% from the second quarter of 2005 to $528.6 million. For the first six months of 2006, the Industrial Group’s net sales, excluding intersegment sales, increased 6.8% from the first six months of 2005 to $1,032.0 million. Most industrial end markets showed continued strength, with the highest growth in aerospace and industrial

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
distribution. The Industrial Group’s profitability in the second quarter and first six months of 2006 reflected higher volume and pricing, which was offset by higher manufacturing costs, including costs associated with ramping up new facilities to meet customer demand and investments in growth initiatives.
The Automotive Group’s net sales of $426.7 million and $847.7 million, respectively, for the second quarter and first six months of 2006 were up slightly compared to net sales in the same periods a year ago. Higher pricing was offset by lower demand from North American original equipment manufacturers and the impact of the company’s actions to exit low-margin business. The Automotive Group had a loss in the second quarter and first six months of 2006. The positive impact of higher pricing and sales mix was more than offset by higher manufacturing costs due to lower volume and higher energy costs. For the first six months of 2006, results were negatively impacted by an increase in the accounts receivable reserve related to automotive industry credit exposure.
In the second quarter of 2006, the Steel Group’s net sales, excluding intersegment sales, were $432.7 million, an increase of 7.9% compared to the same period a year ago. For the first six months of 2006, the Steel Group’s net sales, excluding intersegment sales, were $855.4 million, an increase of 4.7% from the first six months of 2005. The sales were driven by increased pricing and higher demand by customers in the aerospace, service center and energy sectors, which more than offset lower automotive sales. The Steel Group’s profitability for the second quarter and first six months of 2006 increased compared to the same periods in 2005 as a result of price increases and favorable sales mix as well as continued strong plant utilization and manufacturing productivity.
The Statement of Income
Sales by Segment:

	2Q 2006	2Q 2005	$ Change	Change

(Dollars in millions, and exclude intersegment sales)
Industrial Group	$528.6	$497.5	$31.1	6.3%
Automotive Group	426.7	426.0	0.7	0.2%
Steel Group	432.7	401.2	31.5	7.9%

Total Company	$1,388.0	$1,324.7	$63.3	4.8%

	YTD 2006	YTD 2005	$ Change	Change

(Dollars in millions, and exclude intersegment sales)
Industrial Group	$1,032.0	$966.0	$66.0	6.8%
Automotive Group	847.7	846.2	1.5	0.2%
Steel Group	855.4	817.0	38.4	4.7%

Total Company	$2,735.1	$2,629.2	$105.9	4.0%

The Industrial Group’s net sales in the second quarter and first six months of 2006 increased from the second quarter and first six months of 2005 as a result of higher volume. Most industrial end markets showed continued strength, with the highest growth in aerospace and industrial distribution. The Automotive Group’s net sales in the second quarter and first six months of 2006 increased slightly compared to sales in the same periods of 2005. Higher pricing was offset by volume declines. The Steel Group’s net sales in the second quarter and first six months of 2006 increased from the same periods a year ago due to higher pricing and higher demand in the aerospace, service center and energy sectors, which more than offset lower automotive sales.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Gross Profit:

	2Q 2006	2Q 2005	$ Change	Change

(Dollars in millions)
Gross profit	$313.0	$276.8	$36.2	13.1%
Gross profit % to net sales	22.6%	20.9%	—	170	bps
Rationalization expenses included in cost of products sold	$4.9	$6.0	$(1.1)	NM

	YTD 2006	YTD 2005	$ Change	Change

(Dollars in millions)
Gross profit	$600.4	$548.7	$51.7	9.4%
Gross profit % to net sales	22.0%	20.9%	—	110	bps
Rationalization expenses included in cost of products sold	$8.0	$7.2	$0.8	NM

Gross profit increased in the second quarter and first six months of 2006 primarily due to favorable sales volume, price increases, increased productivity and lower pension and retiree medical expense, which offset higher manufacturing and energy costs.
Rationalization expenses recorded in the second quarter and first six months of 2006 related to the rationalization of the company’s Canton, Ohio Industrial Group bearing facilities, the rationalization of certain Automotive Group domestic manufacturing facilities and costs for certain facilities in Torrington, Connecticut. In the second quarter and first six months of 2005, rationalization expenses related primarily to the rationalization of the company’s Canton, Ohio bearing facilities and costs for certain facilities in Torrington, Connecticut.
Selling, Administrative and General Expenses:

	2Q 2006	2Q 2005	$ Change	Change

(Dollars in millions)
Selling, administrative and general expenses:	$176.3	$161.7	$14.6	9.0%
Selling, administrative and general expenses % to net sales	12.7%	12.2%	—	50	bps
Rationalization expenses included in selling, administrative and general expenses	$1.3	$0.3	$1.0	NM

	YTD 2006	YTD 2005	$ Change	Change

(Dollars in millions)
Selling, administrative and general expenses:	$350.5	$325.8	$24.7	7.6%
Selling, administrative and general expenses % to net sales	12.8%	12.4%	—	40	bps
Rationalization expenses included in selling, administrative and general expenses	$1.7	$0.7	$1.0	NM

The increase in selling, administrative and general expenses in the second quarter of 2006 compared to the second quarter of 2005 was primarily due to higher costs associated with performance-based compensation as well as Asia growth initiatives.
The increase in selling, administrative and general expenses in the first six months of 2006 compared to the first six months of 2005 was primarily due to higher costs associated with investments in Project ONE and Asia growth initiatives as well as higher costs associated with performance-based compensation and an increase in the accounts receivable reserve to reflect current automotive industry credit exposure.
In the second quarter and first six months of 2006, the rationalization expenses primarily related to the rationalization of certain Automotive Group manufacturing facilities. In the second quarter and first six months of 2005, the rationalization expenses related to the rationalization of the Canton, Ohio Industrial Group bearing facilities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Impairment and Restructuring Charges:

	2Q 2006	2Q 2005	$Change

(Dollars in millions)
Impairment charges	$0.7	$—	$0.7
Severance and related benefit costs	5.6	—	5.6
Exit costs	1.1	(0.1)	1.2
Loss on divestiture	10.0	—	10.0

Total	$17.4	$(0.1)	$17.5

	YTD 2006	YTD 2005	$Change

(Dollars in millions)
Impairment charges	$0.7	$—	$0.7
Severance and related benefit costs	6.6	(0.1)	6.7
Exit costs	1.2	—	1.2
Loss on divestiture	10.0	—	10.0

Total	$18.5	$(0.1)	$18.6

In 2005, the company announced the closure of manufacturing facilities in Clinton, South Carolina and administrative facilities in Torrington, Connecticut and Norcross, Georgia as part of the Automotive Group’s restructuring plans. In February 2006, the company announced plans to rationalize production capacity at its Vierzon, France bearing facility in response to changes in customer demand for its products. These restructuring efforts, along with other future actions, are targeted to deliver annual pretax savings of approximately $40 million by the end of 2007, with expected net workforce reductions of approximately 400 to 500 positions and pretax costs of approximately $80 to $90 million.
In May 2004, the company announced plans to rationalize the company’s three bearing plants in Canton, Ohio within the Industrial Group. On September 15, 2005, the company reached a new four-year agreement with the United Steelworkers of America, which went into effect on September 26, 2005, when the prior contract expired. This initiative is expected to deliver annual pretax savings of approximately $25 million through streamlining operations and workforce reductions, with pretax costs of approximately $35 to $40 million over the next four years.
Impairment charges of $0.7 million recorded in the second quarter of 2006 are associated with the Automotive Group’s restructuring plans. Severance and related benefit costs of $5.6 million and $6.6 million, respectively, recorded in the second quarter and first six months of 2006 are associated with the Automotive Group’s restructuring plans.
Exit costs of $1.0 million were recorded in the second quarter of 2006 due to the Automotive Group’s restructuring plans. In addition, exit costs of $0.1 million and $0.2 million, respectively, were recorded in the second quarter and first six months of 2006 due to the Industrial Group’s rationalization program.
The loss on divestiture of $10.0 million recorded in the second quarter of 2006 is due to the sale of Timken Precision Components — Europe business in June 2006.
The restructuring accrual for the second quarter of 2006 and 2005 is included in accounts payable and other liabilities in the Condensed Consolidated Balance Sheet.
Rollforward of Restructuring Accruals:

	6/30/2006	12/31/2005

(Dollars in millions)
Beginning balance, January 1	$18.1	$4.1
Expense	7.8	17.5
Payments	(3.7)	(3.5)

Ending balance	$22.2	$18.1

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Interest Expense and Income:

	2Q 2006	2Q 2005	$Change	% Change

(Dollars in millions)
Interest expense	$12.7	$13.9	$(1.2)	(8.6)%
Interest income	$1.0	$0.8	$0.2	25.0%

	YTD 2006	YTD 2005	$Change	% Change

(Dollars in millions)
Interest expense	$25.8	$26.5	$(0.7)	(2.6)%
Interest income	$2.5	$1.3	$1.2	92.3%

Interest expense for the second quarter and first six months of 2006 decreased $1.2 million and $0.7 million, respectively, compared to the same periods a year ago due to lower average debt outstanding in 2006 compared to 2005. Interest income increased due to higher cash balances and higher interest rates.
Other Income and Expense:

	2Q 2006	2Q 2005	$Change	% Change

(Dollars in millions)
Gain on sale of non-strategic assets, net	$(2.8)	$(2.6)	$(0.2)	7.7%
Loss on dissolution of subsidiary	0.1	—	0.1	NM
Other	4.6	3.0	1.6	53.3%

Other expense — net	$1.9	$0.4	$1.5	NM

	YTD 2006	YTD 2005	$Change	% Change

(Dollars in millions)
Gain on sale of non-strategic assets, net	$(6.8)	$(2.9)	$(3.9)	134.5%
Loss on dissolution of subsidiary	4.4	(0.1)	4.5	NM
Other	9.4	8.2	1.2	14.6%

Other expense — net	$7.0	$5.2	$1.8	34.6%

In the second quarter and first six months of 2006, the gain on sale of non-strategic assets primarily related to the sale of assets of PEL. In 2000, the company’s Steel Group invested in PEL, a joint venture to commercialize a proprietary technology that converted iron units into engineered iron oxide for use in pigments, coatings and abrasives. The company consolidated PEL effective March 31, 2004 in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN  46). In 2006, the company will wind down the joint venture. Refer to Note 10 — Equity Investments for additional discussion.
In the second quarter and first six months of 2005, the gain on sale of non-strategic assets primarily related to the sale of the Industrial Group’s Linear Motion Systems.
In 2004, the company began the process of liquidating one of its inactive subsidiaries, British Timken Ltd., located in Duston, England. The company recorded additional non-cash charges on dissolution of $0.1 million and $4.4 million, respectively, in the second quarter and first six months of 2006.
For the second quarter and first six months of 2006 and 2005, respectively, other expense included donations, losses on disposal of assets, losses from equity investments, minority interests and foreign currency exchange.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Income Tax Expense:

	2Q 2006	2Q 2005	$Change	Change

(Dollars in millions)
Income tax expense	$31.0	$34.3	$(3.3)	(9.6)%
Effective tax rate	29.3%	33.7%	—	(440	)bps

	YTD 2006	YTD 2005	$Change	Change

(Dollars in millions)
Income tax expense	$60.5	$67.0	$(6.5)	(9.7)%
Effective tax rate	30.1%	34.8%	—	(470	)bps

For the first six months of 2006, the effective tax rate was less than the U.S. federal statutory tax rate due to tax benefits on foreign income, including the earnings of certain foreign subsidiaries being taxed at a rate less than 35%, the extraterritorial income exclusion on U.S. exports and tax holidays in China and the Czech Republic, as well as tax benefits in the U.S., including a net reduction in the company’s tax reserves related primarily to the settlement of certain prior year tax matters with the Internal Revenue Service (IRS) during the second quarter, accrual of the tax-free Medicare prescription drug subsidy, deductible dividends paid to the company’s Employee Stock Ownership Plan (ESOP), and the domestic manufacturing deduction provided by the American Jobs Creation Act of 2004. These benefits were offset partially by U.S. state and local income taxes, taxes on foreign remittances, losses at certain foreign operations that were not available to reduce overall tax expense and other permanent differences.
For the first six months of 2005, the effective tax rate was less than the U.S. federal statutory tax rate due primarily to the earnings of certain foreign subsidiaries being taxed at a rate less than 35%, tax holidays in China and the Czech Republic and other U.S. tax benefits. These benefits were partially offset by losses at certain foreign operations that were not available to reduce overall tax expense, U.S. state and local income taxes, taxes on foreign remittances and other permanent differences.
The effective tax rate for the first six months of 2006 decreased from 2005 due primarily to tax reserve adjustments related to the settlement of certain prior year tax matters with the IRS during the second quarter of 2006.
Business Segments:
The primary measurement used by management to measure the financial performance of each segment is adjusted EBIT (earnings before interest and taxes, excluding the effect of amounts related to certain items that management considers not representative of ongoing operations such as impairment and restructuring, manufacturing rationalization / reorganization costs, allocated receipts received or payments made under the U.S. Continued Dumping and Subsidy Offset Act (CDSOA) and gain (loss) on the sale of non-strategic assets.) Refer to Note 8 — Segment Information for the reconciliation of adjusted EBIT by Group to consolidated income before income taxes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Industrial Group:

	2Q 2006	2Q 2005	$Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$529.1	$498.2	$30.9	6.2%
Adjusted EBIT	$63.5	$63.6	$(0.1)	(0.2)%
Adjusted EBIT margin	12.0%	12.8%	—	(80	)bps

	YTD 2006	YTD 2005	$Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$1,032.9	$967.0	$65.9	6.8%
Adjusted EBIT	$109.4	$110.6	$(1.2)	(1.1)%
Adjusted EBIT margin	10.6%	11.4%	—	(80	)bps

Sales by the Industrial Group include global sales of bearings and other products and services (other than steel) to a diverse customer base, including industrial equipment, construction and agriculture, rail, and aerospace and defense customers. The Industrial Group also includes aftermarket distribution operations, including automotive applications, for products other than steel. The Industrial Group’s net sales for the second quarter of 2006 compared to the same period a year ago increased primarily due to stronger demand across most end markets, particularly the aerospace and industrial distribution markets. While net sales increased in the second quarter of 2006, profitability for the Industrial Group was comparable to the second quarter of 2005. Increases in profitability due to higher volume and increased pricing were offset by increased manufacturing costs, including costs associated with ramping up new facilities to meet customer demand and investments in growth initiatives.
The Industrial Group’s net sales for the first six months of 2006 compared to the first six months of 2005 increased primarily due to stronger demand across most end markets, particularly the aerospace and industrial distribution markets. Profitability for the first six months of 2006 compared to the same period a year ago decreased due to manufacturing costs associated with ramping up new facilities, higher energy costs and investments in growth initiatives, partially offset by higher volume and increased pricing. The company expects the Industrial Group to benefit in the remainder of 2006 from continued strength in global industrial markets and full-year margins to improve over 2005 levels as a result of volume, manufacturing performance and pricing actions.
Automotive Group:

	2Q 2006	2Q 2005	$Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$426.7	$426.0	$0.7	0.2%
Adjusted EBIT (loss)	$(2.0)	$(1.2)	$(0.8)	(66.7)%
Adjusted EBIT (loss) margin	-0.5%	-0.3%	—	(20	)bps

	YTD 2006	YTD 2005	$Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$847.7	$846.2	$1.5	0.2%
Adjusted EBIT (loss)	$(5.1)	$(6.3)	$1.2	19.0%
Adjusted EBIT (loss) margin	-0.6%	-0.7%	—	10	bps

The Automotive Group includes sales of bearings and other products and services (other than steel) to automotive original equipment manufacturers and suppliers. The Automotive Group’s net sales in the second quarter of 2006 increased slightly compared to sales for the same period a year ago. Higher pricing was mostly offset by lower demand from North American original equipment manufacturers and the impact of the company’s actions to exit low-margin business. Profitability for the Automotive Group decreased primarily due to higher manufacturing costs due to lower volume and higher energy costs, partially offset by higher pricing and better sales mix.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The increase in the Automotive Group’s net sales for the first six months of 2006 compared to the first six months of 2005 was primarily due to improved pricing, mostly offset by lower volume. Profitability for the first six months of 2006 compared to the same period in the prior year improved primarily due to improved pricing, partially offset by lower volumes. Profitability for the first six months of 2006 was also negatively impacted by a $3.5 million increase in reserves for automotive industry credit exposure. The company expects the Automotive Group to improve performance throughout the rest of 2006.
During 2005, the company announced a restructuring plan as part of its effort to improve Automotive Group performance and address challenges in automotive markets. For the three months and six months ended June 30, 2006, the company recorded approximately $1.8 million and $2.8 million, respectively, of restructuring costs related to the closure of manufacturing facilities in Clinton, South Carolina and administrative facilities in Torrington, Connecticut and Norcross, Georgia. In February 2006, the company announced a workforce reduction at its manufacturing facility in Vierzon, France in response to changes in customer demand for its products. The company has recorded restructuring costs of approximately $5.5 million, related to severance and exit costs, for the three months and six months ended June 30, 2006. The Automotive Group’s adjusted EBIT (loss) excludes these restructuring costs, as they are not representative of ongoing operations.
Steel Group:

	2Q 2006	2Q 2005	$Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$469.1	$445.3	$23.8	5.3%
Adjusted EBIT	$75.4	$56.7	$18.7	33.0%
Adjusted EBIT margin	16.1%	12.7%	—	340	bps

	YTD 2006	YTD 2005	$Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$937.3	$912.8	$24.5	2.7%
Adjusted EBIT	$146.6	$120.5	$26.1	21.7%
Adjusted EBIT margin	15.6%	13.2%	—	240	bps

The Steel Group sells steels of low and intermediate alloy, vacuum-processed alloys, tool steel and some carbon grades in both solid and tubular sections, as well as custom-made steel products for both automotive and industrial applications, including bearings. The increase in the Steel Group’s net sales in the second quarter of 2006 compared to the second quarter of 2005 was due to increased pricing and surcharges and higher demand by customers in the aerospace, service center, bearing and energy sectors, partially offset by lower automotive sales. The increase in the Steel Group’s profitability was primarily due to increased pricing, favorable sales mix and improved manufacturing productivity.
The increase in the Steel Group’s net sales in the first six months of 2006 compared to the same period in 2005 was due to increased pricing and higher demand by customers in the aerospace, service center, and energy sectors, partially offset by lower automotive sales. The increase in profitability for the first six months of 2006 compared to the first six months of 2005 was due to increased pricing, favorable sales mix and improved manufacturing productivity. The increase was also due to lower raw material costs compared to the same period a year ago. For the remainder of 2006, the company expects the Steel Group to benefit from continued strength in industrial sectors, especially in aerospace and energy, offset by normal seasonality. Scrap and alloy costs are expected to remain at high levels. Energy costs will continue to remain high, but lower than the record high levels experienced last winter. However, these costs are expected to be recovered through surcharges and price increases. Other costs, including labor and benefits, will also be higher in the second half of 2006, and will only be partially offset by higher manufacturing productivity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The Balance Sheet
Total assets as shown on the Condensed Consolidated Balance Sheet at June 30, 2006 increased by $102.2 million from December 31, 2005. This increase was due primarily to increased working capital required to support higher sales and foreign currency translation impact.
Current Assets:

	6/30/2006	12/31/2005	$ Change	% Change

(Dollars in millions)
Cash and cash equivalents	$38.8	$65.4	$(26.6)	(40.7)%
Accounts receivable, net	790.2	711.8	78.4	11.0%
Inventories, net	1,047.0	998.4	48.6	4.9%
Deferred income taxes	92.2	105.0	(12.8)	(12.2)%
Deferred charges and prepaid expenses	15.6	17.9	(2.3)	(12.8)%
Other current assets	87.5	84.8	2.7	3.2%

Total current assets	$2,071.3	$1,983.3	$88.0	4.4%

Refer to the Condensed Consolidated Statement of Cash Flows for a discussion of the decrease in cash and cash equivalents. Net accounts receivable increased as a result of the higher sales in the second quarter of 2006 as compared to fourth quarter of 2005 and the impact of foreign currency translation, partially offset by the higher allowance for doubtful accounts. The increase in inventories for the first six months of 2006 was primarily due to higher volume, increased raw material costs and the impact of foreign currency translation. The decrease in deferred income taxes was the result of the utilization of certain loss carryforwards and tax credits.
Property, Plant and Equipment — Net:

	6/30/2006	12/31/2005	$ Change	% Change

(Dollars in millions)
Property, plant and equipment	$3,720.4	$3,657.6	$62.8	1.7%
Less: allowances for depreciation	(2,170.8)	(2,110.6)	(60.2)	2.9%

Property, plant and equipment — net	$1,549.6	$1,547.0	$2.6	0.2%

The increase in property, plant and equipment — net from December 2005 to June 2006 was primarily due to foreign currency translation offset by the divestment of assets. Capital expenditures slightly exceeded depreciation expense.
Other Non-Current Assets:

	6/30/2006	12/31/2005	$ Change	% Change

(Dollars in millions)
Goodwill	$207.9	$204.1	$3.8	1.9%
Other intangible assets	180.5	184.6	(4.1)	(2.2)%
Deferred income taxes	16.6	5.8	10.8	186.2%
Other non-current assets	70.0	68.9	1.1	1.6%

Total other non-current assets	$475.0	$463.4	$11.6	2.5%

The increase in goodwill was due to foreign currency translation. The decrease in other intangible assets was due to the amortization expense recognized in the first six months of 2006. The increase in deferred income taxes was the result of the reclassification of certain non-current deferred income tax liabilities to income taxes payable during the second quarter of 2006, which resulted in a net non-current deferred income tax asset at June 30, 2006.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Current Liabilities:

	6/30/2006	12/31/2005	$ Change	% Change

(Dollars in millions)
Short-term debt	$175.0	$159.2	$15.8	9.9%
Accounts payable and other liabilities	515.0	501.4	13.6	2.7%
Accrued expenses	310.5	375.3	(64.8)	(17.3)%
Income taxes	89.5	35.4	54.1	152.8%

Total current liabilities	$1,090.0	$1,071.3	$18.7	1.7%

The increase in accounts payable and other liabilities was primarily due to the timing of non-income tax related payments. The decrease in accrued expenses was the result of the payout of 2005 performance-based compensation in the first quarter of 2006 and the decrease in the current portion of accrued pension cost, based on the company’s estimate of contributions to pension plans in the next twelve months. The increase in income taxes was primarily due to accrued income taxes on current-year income and the reclassification of certain tax items from deferred income taxes as a result of the settlement of certain prior year tax matters.
Non-Current Liabilities:

	6/30/2006	12/31/2005	$ Change	% Change

(Dollars in millions)
Long-term debt	$529.0	$561.7	$(32.7)	(5.8)%
Accrued pension cost	219.9	246.7	(26.8)	(10.9)%
Accrued postretirement benefits cost	518.5	513.8	4.7	0.9%
Deferred income taxes	12.9	42.9	(30.0)	(69.9)%
Other non-current liabilities	64.3	60.2	4.1	6.8%

Total non-current liabilities	$1,344.6	$1,425.3	$(80.7)	(5.7)%

The decrease in accrued pension cost in the first six months of 2006 was primarily due to a reclassification to current liabilities. The increase in accrued postretirement benefits cost was primarily due to higher expense accrued versus disbursements made in the first six months of 2006. The decrease in deferred income taxes was the result of a reclassification of certain non-current deferred income tax liabilities to income taxes payable in the second quarter as a result of the settlement of certain prior year tax matters.
Shareholders’ Equity:

	6/30/2006	12/31/2005	$ Change	% Change

(Dollars in millions)
Common stock	$791.6	$767.7	$23.9	3.1%
Earnings invested in the business	1,165.4	1,052.9	112.5	10.7%
Accumulated other comprehensive loss	(295.7)	(323.5)	27.8	8.6%

Total shareholders’ equity	$1,661.3	$1,497.1	$164.2	11.0%

The increase in common stock related to stock option exercises by employees and the related income tax benefits. Earnings invested in the business increased in the first six months of 2006 by net income of $140.6 million, partially reduced by dividends declared of $28.1 million. The decrease in accumulated other comprehensive loss was primarily due to the positive impact of foreign currency translation. The increase in the foreign currency translation adjustment of $31.7 million was due to the weakening of the U.S. dollar relative to other currencies, such as the Romanian lei, the Brazilian real and the Euro. See “Foreign Currency” for further discussion regarding the impact of foreign currency translation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Cash Flows

	YTD 2006	YTD 2005	$ Change

(Dollars in millions)
Net cash provided by operating activities	$98.8	$36.2	$62.6
Net cash used by investing activities	(106.4)	(75.0)	(31.4)
Net cash (used) provided by financing activities	(21.8)	61.1	(82.9)
Effect of exchange rate changes on cash	2.7	(6.3)	9.0

(Decrease) increase in cash and cash equivalents	(26.7)	16.0	(42.7)

The net cash provided by operating activities of $98.8 million for the first six months of 2006 increased from the same period in the prior year as a result of the reduction in the use of cash for working capital requirements, primarily inventories and accounts receivable, partially offset by accounts payable and accrued expenses. Inventory was a use of cash of $28.3 million in the first six months of 2006 compared to a use of cash of $124.6 million in the first six months of 2005. Accounts receivable was a use of cash of $68.9 million in the first six months of 2006, compared to a use of cash of $123.7 million in the first six months of 2005. Accounts receivable and inventory increased in the first six months of 2006 due to higher sales volume. Accounts payable and accrued expenses were a use of cash of $28.5 million in the first six months of 2006 after providing cash of $76.8 million for the same period of 2005. This use of cash in the first six months of 2006 was due primarily to the payout of 2005 performance-based compensation in the first quarter of 2006 and the contributions to the company’s U.S.-based pension plans, which more than offset the increase in accounts payable. The company made cash contributions to its U.S.-based pension plans in the first six months of 2006 of $116.8 million compared to $73.2 million in the first six months of 2005.
The net cash used by investing activities of $106.4 million for the first six months of 2006 increased from the prior year primarily due to higher capital expenditures to fund Industrial growth initiatives and Project ONE.
Cash flows from financing activities used cash of $21.8 million during the first six months of 2006 after providing cash of $61.1 million during the first six months of 2005. The company decreased its net borrowings on the company’s credit facilities during the first six months of 2006 after increasing its net borrowings during the same period last year. In addition, proceeds from the exercise of stock options increased during the first six months of 2006 compared to the first six months of 2005.
Liquidity and Capital Resources
Total debt was $704.0 million at June 30, 2006 compared to $720.9 million at December 31, 2005. Net debt was $665.2 million at June 30, 2006 compared to $655.5 million at December 31, 2005. The net debt to capital ratio was 28.6% at June 30, 2006 compared to 30.5% at December 31, 2005.
Reconciliation of total debt to net debt and the computation of the ratio of net debt to capital follows:
Net Debt:

	6/30/2006	12/31/2005

(Dollars in millions)
Short-term debt	$175.0	$159.2
Long-term debt	529.0	561.7

Total debt	704.0	720.9
Less: cash and cash equivalents	(38.8)	(65.4)

Net debt	$665.2	$655.5

Ratio of Net Debt to Capital:

	6/30/2006	12/31/2005

(Dollars in millions)
Net debt	$665.2	$655.5
Shareholders’ equity	1,661.3	1,497.1

Net debt + shareholders’ equity (capital)	$2,326.5	$2,152.6

Ratio of net debt to capital	28.6%	30.5%

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The company presents net debt because it believes net debt is more representative of the company’s indicative financial position.
At June 30, 2006, the company had no outstanding borrowings under its $500 million Amended and Restated Credit Agreement (Senior Credit Facility), and letters of credit outstanding totaling $65.0 million, which reduced the availability under the Senior Credit Facility to $435.0 million. The Senior Credit Facility matures on June 30, 2010. Under the Senior Credit Facility, the company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At June 30, 2006, the company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements. Refer to Note 4 — Financing Arrangements for further discussion.
There were no outstanding borrowings as of June 30, 2006 under the company’s Asset Securitization, which provides for borrowings up to $200 million, limited to certain borrowing base calculations, and is secured by certain domestic trade receivables of the company. As of June 30, 2006, there were letters of credit outstanding totaling $19.8 million, which reduced the availability under the Asset Securitization to $180.2 million.
The company expects that any cash requirements in excess of cash generated from operating activities will be met by the availability under its Asset Securitization and Senior Credit Facility. The company believes it has sufficient liquidity to meet its obligations through 2006.
Financing Obligations and Other Commitments
The company’s contractual debt obligations and contractual commitments outstanding as of June 30, 2006 are as follows:
Payments due by Period:

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

(Dollars in millions)
Interest payments	$373.0	$36.6	$62.6	$52.6	$221.2
Long-term debt	656.6	127.5	17.7	297.6	213.8
Short-term debt	47.4	47.4	—	—	—
Operating leases	119.2	25.9	39.1	28.3	25.9

Total	$1,196.2	$237.4	$119.4	$378.5	$460.9

The interest payments are related primarily to medium-term notes that mature over the next 28 years.
The company expects to make cash contributions of $160.2 million to its global defined benefit pension plans in 2006.
During the first six months of 2006, the company did not purchase any shares of its common stock as authorized under the company’s 2000 common stock purchase plan. This plan authorizes the company to buy in the open market or in privately negotiated transactions up to four million shares of its common stock, which are to be held as treasury shares and used for specified purposes. This plan authorizes purchases up to an aggregate of $180 million. The company may exercise this authorization until December 31, 2006.
The company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Recent Accounting Pronouncements:
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
In December 2004, FASB issued SFAS No. 123 (revised 2004), (SFAS No. 123(R)) “Share-Based Payment,” which requires the measurement and recognition of compensation expense based on estimated fair value for all share-based payment awards including grants of employee stock options. SFAS No. 123(R) supersedes the company’s previous accounting under Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.”
The company adopted the provisions of SFAS No. 123(R) using the modified prospective transition method beginning January 1, 2006. In accordance with that transition method, the company did not restate prior periods for the effect of compensation expense calculated under SFAS No. 123(R). The company selected the Black-Scholes option-pricing model as the most appropriate method for determining the estimated fair value of all of its awards. The adoption of SFAS No. 123(R) reduced income before income taxes for the second quarter and first six months of 2006 by $1.5 million and $3.1 million, respectively, and reduced net income for the second quarter and first six months of 2006 by $0.9 million and $2.0 million, respectively. The adoption of SFAS No. 123(R) had no material effect on the Condensed Statement of Cash Flows for the six months ended June 30, 2006. See Note 2 — Stock-Based Compensation for more information on the impact of this new standard.
In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 (FSP 123(R)), “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” FSP 123(R)-3 provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). Companies may take up to one year from the effective date of FSP 123(R)-3 to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The company is currently in the process of evaluating the alternative methods.
In May 2005, the FASB issued SFAS No. 154 (SFAS No. 154), “Accounting Changes and Error Corrections,” which changes the accounting for and reporting of a change in accounting principle. This statement also carries forward the guidance from APB No. 20 regarding the correction of an error and changes in accounting estimates. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific or cumulative effects of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material impact on the financial statements of the company.
In July 2006, the FASB issued Financial Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” This interpretation clarifies the accounting for uncertain tax positions recognized in an entity’s financial statements in accordance with SFAS No. 109 (FAS 109), “Accounting for Income Taxes.” It prescribes requirements and other guidance for financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The company is required to adopt this interpretation in the first quarter of 2007. Management is currently evaluating the requirements of FIN 48 and has not yet determined the estimated impact on the company’s Condensed Consolidated Financial Statements.
Critical Accounting Policies and Estimates:
The company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The company reviews its critical accounting policies throughout the year. The company has concluded that there have been no changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2005, during the six months ended June 30, 2006.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Other Matters:
Foreign Currency:
Assets and liabilities of subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the quarter. Related translation adjustments are reflected as a separate component of accumulated other comprehensive loss. Foreign currency gains and losses resulting from transactions are included in the Condensed Consolidated Statement of Income.
Foreign currency exchange losses included in the company’s operating results for the three months ended June 30, 2006 totaled $0.3 million compared to a gain of $3.7 million during the three months ended June 30, 2005. Foreign currency exchange losses included in the company’s operating results for the six months ended June 30, 2006 totaled $1.5 million compared to a gain of $4.7 million during the six months ended June 30, 2005. For the three months ended June 30, 2006, the company recorded a positive non-cash foreign currency translation adjustment of $16.0 million that increased shareholders’ equity compared to a negative non-cash foreign currency translation adjustment of $27.1 million that decreased shareholders’ equity in the three months ended June 30, 2005. For the six months ended June 30, 2006, the company recorded a positive non-cash foreign currency translation adjustment of $31.7 million that increased shareholders’ equity compared to a negative non-cash foreign currency translation adjustment of $48.7 million that decreased shareholders’ equity in the six months ended June 30, 2005. The foreign currency translation adjustment for the three months and six months ended June 30, 2006 were positively impacted by the weakening of the U.S. dollar relative to other currencies, such as the Romanian lei, the Brazilian real and the Euro.
Trade Law Enforcement:
The U.S. government previously had eight antidumping duty orders in effect covering ball bearings from France, Germany, Italy, Japan, Singapore and the United Kingdom, tapered roller bearings from China and spherical plain bearings from France. The company is a producer of all of these products in the United States. The U.S. government has been conducting five-year sunset reviews on each of these eight antidumping duty orders in order to determine whether or not each should remain in effect. On August 3, 2006, the U.S. International Trade Commission continued six of the eight antidumping orders under review. Two antidumping orders, relating to spherical plain bearings from France and ball bearings from Singapore, will not remain in effect. The other six orders, covering ball bearings from France, Germany, Italy, Japan and the United Kingdom and tapered roller bearings from China, will remain in effect for an additional five years, when another sunset review process will take place. The non-renewal of the two antidumping orders is not expected to have a material adverse impact on the company’s revenues or profitability.
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
In July 2006, the U.S. Court of International Trade (CIT) ruled that the procedure for determining recipients eligible to receive CDSOA distributions is unconstitutional. The CIT has not ruled on other matters, including any remedy as a result of its ruling. The company expects that the ruling of the CIT will be appealed. The company is unable to determine, at this time, if this ruling will have a material adverse impact on the company’s financial results.
In addition to the CIT ruling, there are a number of other factors that can affect whether the company receives any CDSOA distributions and the amount of such distributions in any year. These factors include, among other things, potential additional changes in the law, ongoing and potential additional legal challenges to the law, the administrative operation of the law and the status of the underlying antidumping orders. Accordingly, the company cannot reasonably estimate the amount of CDSOA distributions it will receive in future years, if any.
Quarterly Dividend:
On August 4, 2006, the company’s Board of Directors declared a quarterly cash dividend of $0.16 per share. The dividend will be paid on September 6, 2006 to shareholders of record as of August 18, 2006. This was the 337th consecutive dividend paid on the common stock of the company.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Forward Looking Statements
Certain statements set forth in this document (including the company’s forecasts, beliefs and expectations) that are not historical in nature are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management’s Discussion and Analysis contain numerous forward-looking statements. The company cautions readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of the company due to a variety of important factors, such as:
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

h)	those items identified under Item 1A. Risk Factors as discussed in the company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Refer to information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. Furthermore, a discussion of market risk exposures is included in Part II, Item 7A. Quantitative and Qualitative Disclosure about Market Risk, of the company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes in reported market risk since the inclusion of this discussion in the company’s Annual Report on Form 10-K referenced above.
Item 4. Controls and Procedures
As of the end of the period covered by this report, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based upon that evaluation, the principal executive officer and principal financial officer concluded that the company’s disclosure controls and procedures were effective as of the end of the period covered by this report. During the company’s most recent fiscal quarter there have been no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The company is normally involved in various claims and legal actions arising in the ordinary course of its business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the company’s consolidated financial position or results of operations.
In July 2006, the company entered into a settlement agreement with the State of Ohio concerning both a violation of Ohio air pollution control laws, which was discovered by the company and voluntarily disclosed to the State of Ohio more than nine years ago, as well as a failed grinder bag house stack test, which was corrected within three days. Pursuant to the terms of the settlement agreement, the company has agreed to pay $200,000. The company may receive a credit of up to $110,000 of the total settlement amount if the company invests in approved supplemental environmental projects. The company intends to apply for approval of supplemental environmental projects. The company has also agreed to conduct additional testing of certain equipment.
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 includes a detailed discussion of our risk factors. The information presented below amends and updates those risk factors and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.
Due to developments set forth under "Other Matters, Trade Law Enforcement" in Part I, Item 2 of this Form 10-Q, the risk factor entitled "Expiration of antidumping orders may materially adversely affect our business" is no longer applicable.
Due to developments set forth under "Other Matters, Trade Law Enforcement" in Part I, Item 2 of this Form 10-Q, the risk factor entitled "Any reduction of CDSOA distributions in the future would reduce our earnings" has been updated as set forth below:
Any reduction of CDSOA distributions in the future would reduce our earnings and cash flow.
CDSOA provides for distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and people. The company reported CDSOA receipts, net of expenses, of $77.1 million, $44.4 million, and $65.6 million in 2005, 2004 and 2003, respectively. In February 2006, U.S. legislation was enacted that would end CDSOA distributions for imports covered by antidumping duty orders entering the U.S. after September 30, 2007. Instead, any such antidumping duties collected would remain with the U.S. Treasury. This legislation is not expected to have a significant effect on potential CDSOA distributions in 2006 or 2007, but would be expected to reduce any distributions in years beyond 2007, with distributions eventually ceasing.
In July 2006, the U.S. Court of International Trade (CIT) ruled that the procedure for determining recipients eligible to receive CDSOA distributions is unconstitutional. The CIT has not ruled on other matters, including any remedy as a result of its ruling. The company expects that the ruling of the CIT will be appealed. The company is unable to determine, at this time, if this ruling will have a material adverse impact on the company’s financial results.
In addition to the CIT ruling, there are a number of other factors that can affect whether the company receives any CDSOA distributions and the amount of such distributions in any year. These factors include, among other things, potential additional changes in the law, other ongoing and potential additional legal challenges to the law, the administrative operation of the law and the status of the underlying antidumping orders. It is possible that the CIT ruling might prevent us from receiving any CDSOA distributions in 2006. Any reduction of CDSOA distributions would reduce our earnings and cash flow.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer of Purchases of Common Stock
The following table provides information about purchases by the company during the quarter ended June 30, 2006 of its common stock.

			Total number
			of shares	Maximum
			purchased as	number of
			part of publicly	shares that
	Total number	Average	announced	may yet
	of shares	price paid	plans or	be purchased under
Period	purchased (1)	per share (2)	programs	the plans or programs (3)

4/1/06 — 4/30/06	34,748	$34.19	—	3,793,700
5/1/06 — 5/31/06	—	—	—	3,793,700
6/1/06 — 6/30/06	151	33.20	—	3,793,700

Total	34,899	$34.19	—	3,793,700

(1)	Represents shares of the company’s common stock that are owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares and the exercise of stock options.

(2)	The average price paid per share is calculated using the daily high and low sales prices of the company’s common stock on the New York Stock Exchange at the time the employee tenders the shares.

(3)	Pursuant to the company’s 2000 common stock purchase plan, it may purchase up to four million shares of common stock at an amount not to exceed $180 million in the aggregate. The company may purchase shares under its 2000 common stock purchase plan until December 31, 2006. The company did not purchase any shares under its 2000 common stock purchase plan during the periods listed above.

Item 4. Submission of Matters to a Vote of Security Holders
At the 2006 Annual Meeting of Shareholders of The Timken Company held on April 18, 2006, the shareholders of the company elected the three individuals set forth below as Directors in Class III to serve a term of three years expiring at the Annual Meeting in 2009 (or until their respective successors are elected and qualified).

	Affirmative Votes	Withheld Votes

Joseph W. Ralston	83,082,518	4,587,915
John M. Timken, Jr.	78,242,643	9,427,790
Jacqueline F. Woods	87,064,454	605,979
Item 6. Exhibits
Exhibit Number	Description

10.1	Form of Severance Agreement*

10.2	Form of Termination of Employee Death Benefit Agreement*

11	Computation of Per Share Earnings

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of James W. Griffith, President and Chief Executive Officer of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Glenn A. Eisenberg, Executive Vice President — Finance and Administration (Principal Financial Officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of James W. Griffith, President and Chief Executive Office, and Glenn A. Eisenberg, Executive Vice President — Finance and Administration (Principal Financial Officer) of The Timken Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to the appropriate exhibit to the company’s Form 8-K filed on June 9, 2006.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY
Date August 8, 2006	By /s/ James W. Griffith
James W. Griffith
President, Chief Executive Officer and Director

Date August 8, 2006	By /s/ Glenn A. Eisenberg
Glenn A. Eisenberg
Executive Vice President — Finance and Administration (Principal Financial Officer)