Form 10-Q
period 2006-09-30
TIMKEN CO
filed 2006-11-08
CIK 98362

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90                                                                                                                  Yes ☑           No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006
Common Stock, without par value	94,135,297 shares

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE TIMKEN COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
(Dollars in thousands)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current Assets
Cash and cash equivalents	$54,069	$65,417
Accounts receivable, less allowances: 2006- $45,352; 2005-$40,618	734,631	711,783
Inventories, net	1,077,792	998,368
Deferred income taxes	92,369	104,978
Deferred charges and prepaid expenses	16,077	17,926
Other current assets	88,569	84,837

Total Current Assets	2,063,507	1,983,309

Property, plant and equipment	3,809,742	3,657,641
Less allowances for depreciation	(2,202,960)	(2,110,597)

Property, Plant and Equipment — net	1,606,782	1,547,044

Other Assets
Goodwill	216,961	204,129
Other intangible assets	180,114	184,624
Deferred income taxes	16,705	5,834
Other non-current assets	59,985	68,794

Total Other Assets	473,765	463,381

Total Assets	$4,144,054	$3,993,734

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and other liabilities	$506,866	$501,423
Short-term debt and current portion of long-term debt	204,166	159,279
Accrued expenses	373,708	410,624

Total Current Liabilities	1,084,740	1,071,326

Non-Current Liabilities
Long-term debt	548,611	561,747
Accrued pension cost	209,052	246,692
Accrued postretirement benefits cost	519,792	513,771
Other non-current liabilities	84,556	103,131

Total Non-Current Liabilities	1,362,011	1,425,341

Shareholders’ Equity
Common stock	799,053	767,645
Earnings invested in the business	1,196,878	1,052,871
Accumulated other comprehensive loss	(298,628)	(323,449)

Total Shareholders’ Equity	1,697,303	1,497,067

Total Liabilities and Shareholders’ Equity	$4,144,054	$3,993,734

See accompanying Notes to Condensed Consolidated Financial Statements.

Consolidated Statement of Income
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$1,272,922	$1,258,133	$4,008,027	$3,887,351
Cost of products sold	1,024,438	1,005,722	3,159,132	3,086,278

Gross Profit	248,484	252,411	848,895	801,073

Selling, administrative and general expenses	163,999	163,021	514,515	488,802
Impairment and restructuring charges	2,682	24,451	21,162	24,407

Operating Income	81,803	64,939	313,218	287,864

Interest expense	(11,704)	(12,842)	(37,487)	(39,376)
Interest income	854	874	3,338	2,219
Other expense — net	(1,942)	(4,273)	(8,937)	(9,446)

Income Before Income Taxes	69,011	48,698	270,132	241,261
Provision for income taxes	22,465	8,867	82,955	75,861

Net Income	$46,546	$39,831	$187,177	$165,400

Earnings Per Share*	$0.50	$0.43	$2.01	$1.81

Earnings Per Share — assuming dilution**	$0.49	$0.43	$1.99	$1.79

Dividends Per Share	$0.16	$0.15	$0.46	$0.45

* Average shares outstanding	93,500,491	91,688,231	93,239,292	91,238,444
** Average shares outstanding — assuming dilution	94,376,937	92,821,344	94,238,413	92,181,013
See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statement of Cash Flows
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005

CASH PROVIDED (USED)

Operating Activities
Net income	$187,177	$165,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151,226	160,765
Loss on impairment	1,792	—
Loss on disposals of property, plant and equipment	2,130	7,374
Loss (gain) on divestiture	9,311	(2,832)
Deferred income tax credit	(26,541)	(13,143)
Stock-based compensation expense	11,760	4,398
Changes in operating assets and liabilities:
Accounts receivable	(14,082)	(110,262)
Inventories	(57,837)	(162,106)
Other assets	(8,732)	(28,671)
Accounts payable and accrued expenses	(73,963)	79,190
Foreign currency translation (gain) loss	(9,891)	5,581

Net Cash Provided By Operating Activities	172,350	105,694

Investing Activities
Capital expenditures	(179,419)	(128,605)
Proceeds from disposals of assets	6,243	3,661
Divestments	(2,723)	11,729
Acquisitions	(4,299)	(6,629)
Other	(85)	3,186

Net Cash Used by Investing Activities	(180,283)	(116,658)

Financing Activities
Cash dividends paid to shareholders	(43,170)	(41,238)
Net proceeds from common share activity	22,066	30,740
Accounts receivable securitization financing borrowings	140,000	185,000
Accounts receivable securitization financing payments	(50,000)	(106,500)
Payments on long-term debt	(291,477)	(257,977)
Proceeds from issuance of long-term debt	191,615	246,700
Short-term debt activity — net	24,984	(28,824)

Net Cash (Used) Provided by Financing Activities	(5,982)	27,901
Effect of exchange rate changes on cash	2,567	(4,799)

(Decrease) Increase In Cash and Cash Equivalents	(11,348)	12,138
Cash and cash equivalents at beginning of year	65,417	50,967

Cash and Cash Equivalents at End of Period	$54,069	$63,105

See accompanying Notes to the Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Note 1 – Basis of Presentation
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
Note 2 — Stock-Based Compensation
On January 1, 2006, the company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R) (SFAS No. 123(R)), “Share-Based Payment,” and elected to use the modified prospective transition method. The modified prospective method requires that compensation cost be recognized in the financial statements for all stock option awards granted after the date of adoption and for all unvested stock option awards granted prior to the date of adoption. In accordance with SFAS No. 123(R), prior period amounts were not restated. Prior to the adoption of SFAS No. 123(R), the company utilized the intrinsic-value based method of accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”
Under the company’s long-term incentive plan, shares of common stock have been made available to grant at the discretion of the Compensation Committee of the Board of Directors to officers and key associates in the form of stock option awards. Stock option awards typically have a ten-year term and generally vest in 25% increments annually beginning on the date of grant. In addition to stock option awards, the company has granted restricted shares under the long-term incentive plan. Restricted shares typically vest in 25% increments annually beginning on the date of grant and have historically been expensed over the vesting period.
Prior to January 1, 2006, no stock-based compensation expense was recognized for stock option awards under the intrinsic-value based method. The adoption of SFAS No. 123(R) reduced operating income for the third quarter of 2006 by $1.5 million, reduced net income for the third quarter of 2006 by $0.9 million ($.01 per basic and diluted share), reduced operating income for the first nine months of 2006 by $4.6 million and reduced net income for the first nine months of 2006 by $2.9 million ($.03 per basic and diluted share).
The effect on net income and earnings per share as if the company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and nonvested stock option awards is as follows for the three and nine months ended September 30, 2005:

	Three Months Ended	Nine Months Ended
(Dollars in thousands, except earnings per share data)	September 30, 2005	September 30, 2005

Net income, as reported	$39,831	$165,400
Add: Stock-based employee compensation expense, net of related taxes	1,055	3,017
Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards, net of related taxes	(2,355)	(6,356)

Pro forma net income	$38,531	$162,061

Earnings per share:
Basic – as reported	$0.43	$1.81
Basic – pro forma	$0.42	$1.78
Diluted – as reported	$0.43	$1.79
Diluted – pro forma	$0.42	$1.76
The fair value for significant stock option awards granted during the nine months ended September 30, 2006 and 2005 was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Note 2 – Stock-Based Compensation (continued)

	Nine Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2005

Assumptions:
Fair value per option	$9.59	$7.85
Risk-free interest rate	4.53%	4.12%
Dividend yield	2.14%	3.28%
Expected stock volatility	0.348	0.360
Expected life — years	5	8
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
A summary of stock option award activity for the nine-month period ended September 30, 2006 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value (000’s)

Balance at December 31, 2005	5,439,913	$22.78
Granted	817,150	$30.94
Exercised	(858,052)	$21.06
Other*	(58,670)	$30.83

Outstanding at September 30, 2006	5,340,341	$24.21	6	$39,240

Exercisable at September 30, 2006	3,407,051	$23.01	5	$29,542

*	Includes cancelled, expired and forfeited
The total intrinsic value of stock option awards exercised during the nine months ended September 30, 2006 and 2005 was $10.6 million and $15.3 million, respectively. Net cash proceeds from the exercise of stock options were $17.6 million and $32.9 million for the nine months ended September 30, 2006 and 2005, respectively. Income tax benefits of $3.8 million and $4.4 million were realized from stock option exercises during the nine months ended September 30, 2006 and 2005, respectively.
A summary of nonvested restricted share activity for the nine-month period ended September 30, 2006 is as follows:

		Weighted Average
		Grant Date
	Number of Shares	Fair Value

Nonvested at December 31, 2005	755,290	$24.46
Granted	433,861	$31.19
Vested	(237,760)	$25.21
Other*	(16,918)	$27.81

Nonvested at September 30, 2006	934,473	$27.34

*	Includes cancelled, expired and forfeited

Note 2 – Stock-Based Compensation (continued)
Nonvested shares consist primarily of restricted shares for key employees and directors, and also include deferred shares.
The company recognized compensation expense of $7.2 million and $4.4 million for the nine-month periods ended September 30, 2006 and 2005, respectively, related to nonvested shares. As of September 30, 2006, the company had unrecognized compensation expense of $27.8 million, before taxes, related to stock option awards and nonvested shares. The unrecognized compensation expense is expected to be recognized over a total weighted average period of two years.
Note 3 – Inventories

	September 30	December 31,
(Dollars in thousands)	2006	2005

Inventories:
Manufacturing supplies	$79,759	$74,188
Work in process and raw materials	490,701	469,517
Finished products	507,332	454,663

Inventories, net	$1,077,792	$998,368

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
Note 4 – Financing Arrangements
Short-term debt:

	September 30,	December 31,
(Dollars in thousands)	2006	2005

Variable-rate Accounts Receivable Asset Securitization with an interest rate of 5.82% at September 30, 2006	$90,000	$—
Variable-rate lines of credit for certain of the company’s European and Asian subsidiaries with various banks with interest rates ranging from 3.44% to 5.75% at September 30, 2006	68,090	23,884
Variable-rate Ohio Water Development Authority revenue bonds for PEL	—	23,000
Fixed-rate mortgage for PEL with an interest rate of 9.00%	—	11,491
Fixed-rate Short-term loans of an Asian subsidiary with interest rates ranging from 6.58% to 6.84% at September 30, 2006	10,213	—
Other	4,973	5,062

Short-term debt	$173,276	$63,437

In January 2006, the company repaid, in full, the $23.0 million balance outstanding of the revenue bonds held by PEL Technologies, LLC (PEL), an equity investment of the company. In June 2006, the company continued to liquidate assets of PEL with land and buildings exchanged for the fixed-rate mortgage. Refer to Note 10 – Equity Investments for additional discussion.
Borrowings under the Accounts Receivable Securitization financing agreement (Asset Securitization), which provides for borrowings up to $200 million subject to certain borrowing base limitations, are secured by certain trade receivables. Under the terms of the Asset Securitization, the company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly owned consolidated subsidiary, which in turn uses the trade receivables to secure the borrowings, which are funded through a vehicle that issues commercial paper in the short-term market. As of September 30, 2006, outstanding borrowings under this facility totaled $90.0 million. The yield on the commercial paper, which is the commercial paper rate plus program fees, is considered a financing cost and is included in interest expense on the Consolidated Statement of Income. As of September 30, 2006, the company had issued letters of credit totaling $16.7 million under the Asset Securitization, which further reduced the availability under this facility to $93.3 million.

Note 4 – Financing Arrangements (continued)
The lines of credit of the company’s European and Asian subsidiaries provide for borrowings up to $196.5 million. At September 30, 2006, the company had borrowings outstanding of $68.1 million, which reduced the availability under these facilities to $128.4 million.
Long-term debt:

	September 30,	December 31,
(Dollars in thousands)	2006	2005

Fixed-rate Medium-term Notes, Series A, due at various dates through May 2028, with interest rates ranging from 6.20% to 7.76%	$211,644	$286,474
Variable-rate State of Ohio Air Quality and Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (3.62% at September 30, 2006)	21,700	21,700
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (3.62% at September 30, 2006)	17,000	17,000
Variable-rate State of Ohio Water Development Revenue Refunding Bonds, maturing on May 1, 2007 (3.62% at September 30, 2006)	8,000	8,000
Variable-rate State of Ohio Water Development Authority Solid Waste Revenue Bonds, maturing on July 1, 2032	—	24,000
Variable-rate Unsecured Canadian Note, maturing on December 22, 2010 (4.91% at September 30, 2006)	51,722	49,759
Fixed-rate Unsecured Notes, maturing on February 15, 2010 with an interest rate of 5.75%	247,875	247,651
Variable-rate credit facility with US Bank for Advanced Green Products, LLC, maturing on July 18, 2008 (6.33% at September 30, 2006)	12,240	—
Other	9,320	3,005

	579,501	657,589
Less current maturities	30,890	95,842

Long-term debt	$548,611	$561,747

The company has a $500 million Amended and Restated Credit Agreement (Senior Credit Facility) that matures on June 30, 2010. At September 30, 2006, the company had no outstanding borrowings under the Senior Credit Facility, and had issued letters of credit under this facility totaling $35.2 million, which reduced the availability under the Senior Credit Facility to $464.8 million. Under the Senior Credit Facility, the company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At September 30, 2006, the company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements.
In December 2005, the company entered into a 57.8 million Canadian dollar unsecured loan in Canada. The principal balance of the loan is payable in full on December 22, 2010. The interest rate is variable based on the Canadian LIBOR rate and interest payments are due quarterly.
In August 2006, the company repaid, in full, the $24.0 million balance outstanding under the variable-rate State of Ohio Water Development Authority Solid Waste Revenue Bonds.
Advanced Green Components, LLC (AGC) is a joint venture of the company formerly accounted for using the equity method. The company is the guarantor of $6.1 million of AGC’s credit facility. Effective September 30, 2006, the company consolidated AGC and its outstanding debt. Refer to Note 10 – Equity Investments for additional discussion.

Note 5 – Income Tax Provision

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2006	2005	2006	2005

Provision for income taxes	$22,465	$8,867	$82,955	$75,861
Effective tax rate	32.6%	18.2%	30.7%	31.4%

The company’s provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against income before income taxes for the period. In addition, non-recurring or discrete items are recorded during the period in which they occur.
For the first nine months of 2006, the effective tax rate was less than the U.S. federal statutory tax rate due to the favorable impact of taxes on foreign income, including earnings of certain foreign subsidiaries being taxed at a rate less than 35%, the extraterritorial income exclusion on U.S. exports, and tax holidays in China and the Czech Republic. In addition, the effective tax rate was favorably impacted by certain U.S. tax benefits, including a net reduction in the company’s tax reserves related primarily to the settlement of certain prior year tax matters with the Internal Revenue Service during the second quarter, accrual of the tax-free Medicare prescription drug subsidy, deductible dividends paid to the company’s Employee Stock Ownership Plan (ESOP), and the domestic manufacturing deduction provided by the American Jobs Creation Act of 2004. These benefits were offset partially by U.S. state and local income taxes, taxes on foreign remittances, losses at certain foreign operations that were not available to reduce overall tax expense, and other permanent differences.
For the first nine months of 2005, the effective tax rate was less than the U.S. federal statutory tax rate primarily due to beneficial foreign tax rates, tax holidays and other U.S. tax benefits, including export tax incentives. These benefits were partially offset by losses at certain foreign operations that were not available to reduce overall tax expense, taxes paid to U.S. state and local jurisdictions, tax on foreign remittances, and other permanent differences.
In July 2006, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” This interpretation clarifies the accounting for uncertain tax positions recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes requirements and other guidance for financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The company is required to adopt this interpretation in the first quarter of 2007. Management is currently evaluating the requirements of FIN 48 and has not yet determined the estimated impact on the company’s Consolidated Financial Statements.

Note 6 – Shareholders’ Equity

	September 30,	December 31,
(Dollars in thousands)	2006	2005

Class I and Class II serial preferred stock without par value:
Authorized — 10,000,000 shares each class Issued — none	$—	$—
Common Stock without par value:
Authorized — 200,000,000 shares
Issued (including shares in treasury) 2006 - 94,192,311 shares 2005 - 93,160,285 shares
Stated Capital	53,064	53,064
Other paid-in capital	748,004	719,001
Less cost of Common Stock in treasury 2006 - 61,145 shares 2005 - 154,374 shares	(2,015)	(4,420)

	$799,053	$767,645

     An analysis of the change in capital and earnings invested in the business is as follows:

	Common Stock		Earnings	Accumulated
		Other	Invested	Other
	Stated	Paid-In	in the	Comprehensive	Treasury
	Capital	Capital	Business	Income	Stock	Total
Balance December 31, 2005	$53,064	$719,001	$1,052,871	($323,449)	($4,420)	$1,497,067
Net income			187,177			187,177
Foreign currency translation adjustment				30,744		30,744
Minimum pension adjustment				(5,462)		(5,462)
Change in fair value of derivative financial instruments, net of reclassifications				(461)		(461)

Total comprehensive income						211,998

Dividends — $0.46 per share			(43,170)			(43,170)
Tax benefit from exercise of stock options		4,635				4,635
Issuance of 93,229 shares from treasury and 1,032,026 shares from authorized related to stock option plans		24,368			2,405	26,773

Balance September 30, 2006	$53,064	$748,004	$1,196,878	($298,628)	($2,015)	$1,697,303

The total comprehensive income for the three months ended September 30, 2006 and 2005 was $43,581 and $54,103, respectively. Total comprehensive income for the nine months ended September 30, 2005 was $137,018.

Note 7 – Impairment and Restructuring Charges
Impairment and restructuring charges by segment are comprised of the following:
For the three months ended September 30, 2006:

(Dollars in thousands)	Industrial	Auto	Steel	Total

Impairment	$592	$—	$485	$1,077
Severance expense and related benefit costs	—	1,647	—	1,647
Exit costs	189	(231)	—	(42)
Loss on divestiture	—	—	—	—

Total	$781	$1,416	$485	$2,682

For the nine months ended September 30, 2006:

(Dollars in thousands)	Industrial	Auto	Steel	Total

Impairment	$592	$689	$485	$1,766
Severance expense and related benefit costs	—	8,248	—	8,248
Exit costs	363	814	—	1,177
Loss on divestiture	—	—	9,971	9,971

Total	$955	$9,751	$10,456	$21,162

For the three months ended September 30, 2005:

(Dollars in thousands)	Industrial	Auto	Steel	Total

Impairment	$—	$—	$—	$—
Severance expense and related benefit costs	—	21,651	—	21,651
Exit costs	—	2,800	—	2,800
Loss on divestiture	—	—	—	—

Total	$—	$24,451	$—	$24,451

For the nine months ended September 30, 2005:

(Dollars in thousands)	Industrial	Auto	Steel	Total

Impairment	$—	$—	$—	$—
Severance expense and related benefit costs	—	21,607	—	21,607
Exit costs	—	2,800	—	2,800
Loss on Divestiture	—	—	—	—

Total	$—	$24,407	$—	$24,407

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
Impairment charges of $0.6 million and exit costs of $0.2 million recorded in the third quarter are associated with the Industrial Group’s rationalization plans. Impairment charges of $0.6 million and exit costs of $0.4 million recorded in the first nine months of 2006 are associated with the Industrial Group’s rationalization plans. Including rationalization costs recorded in cost of products sold and selling, administrative and general expenses, the Industrial Group has incurred cumulative pretax costs of approximately $20 million as of September 30, 2006 for these restructuring plans.

Note 7 – Impairment and Restructuring Charges (continued)
Automotive
In 2005, the company disclosed detailed plans for its Automotive Group to restructure its business. These plans included the closure of manufacturing facilities in Clinton, South Carolina and administrative facilities in Torrington, Connecticut and Norcross, Georgia. In February 2006, the company announced additional plans to rationalize production capacity at its Vierzon, France bearing facility in response to changes in customer demand for its products. These restructuring efforts, along with other future actions, are targeted to deliver annual pretax savings of approximately $40 million by the end of 2007, with expected net workforce reductions of approximately 400 to 500 positions and pretax costs of approximately $80 million to $90 million.
In September 2006, the company announced further reductions in workforce of approximately 700 associates. The company will announce further details of these plans once they have been finalized. These additional plans are targeted to deliver annual pretax savings of approximately $35 million, with expected pretax costs of approximately $25 million.
Severance and related benefit costs of $1.6 million and exit costs of a negative $0.2 million recorded in the third quarter of 2006 are associated with the Automotive Group’s restructuring plans. Impairment charges of $0.7 million, severance and related benefit costs of $8.2 million and exit costs of $0.8 million recorded in the first nine months of 2006 are associated with the Automotive Group’s restructuring plans.
Including rationalization costs recorded in cost of products sold and selling, administrative and general expenses, the Automotive Group has incurred cumulative pretax costs of approximately $43 million as of September 30, 2006 for these restructuring plans.
Steel
Impairment charges of $0.5 million, related to the write-down of property, plant and equipment at one of the Steel Group’s facilities, were recorded in the third quarter of 2006.
In June 2006, the company completed the divestiture of its Timken Precision Components – Europe business. This divestiture resulted in a loss on divestiture of approximately $10.0 million in the first nine months of 2006. The results of operations and net assets of the Timken Precision Components – Europe business were immaterial to the consolidated results of operations and financial position of the company.
The rollforward of the consolidated restructuring accrual is as follows:

(Dollars in millions)

Balance at December 31, 2005	$18.1
Add: provisions	9.4
Less: payments	(8.2)

Balance at September 30, 2006	$19.3

The restructuring accrual is included in accounts payable and other liabilities in the Condensed Consolidated Balance Sheet. The restructuring accrual at December 31, 2005 excludes costs related to curtailment of pension and postretirement benefit plans.

Note 8 – Segment Information
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2006	2005	2006	2005

Industrial Group
Net sales to external customers	$501,347	$467,774	$1,533,397	$1,433,746
Intersegment sales	469	435	1,366	1,461
Depreciation and amortization	18,514	17,863	55,354	54,006
EBIT, as adjusted	48,180	47,444	157,557	158,072

Automotive Group
Net sales to external customers	$363,586	$407,959	$1,211,284	$1,254,173
Depreciation and amortization	19,457	21,156	59,434	62,415
EBIT (loss) as adjusted	(26,276)	(6,040)	(31,377)	(12,357)

Steel Group
Net sales to external customers	$407,989	$382,400	$1,263,346	$1,199,432
Intersegment sales	34,584	45,512	116,556	141,248
Depreciation and amortization	11,669	14,047	36,438	44,344
EBIT, as adjusted	63,010	49,698	209,580	170,171

Reconciliation to Income Before Income Taxes
Total EBIT, as adjusted, for reportable segments	$84,914	$91,102	$335,760	$315,886
Impairment and restructuring	(2,682)	(24,451)	(21,162)	(24,407)
Manufacturing rationalization expenses	(4,463)	(3,807)	(14,137)	(11,666)
Other expense	76	(8)	2,430	2,987
Interest expense	(11,704)	(12,842)	(37,487)	(39,376)
Interest income	854	874	3,338	2,219
Intersegment adjustments	2,016	(2,170)	1,390	(4,382)

Income before income taxes	$69,011	$48,698	$270,132	$241,261

Note 9 – Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2006 are as follows:

	Balance at December 31,			Balance at September 30,
(Dollars in thousands)	2005	Acquisitions	Other	2006

Goodwill:
Industrial	$202,058	$—	$2,860	$204,918
Automotive	2,071	—	9,972	12,043

Total	$204,129	$—	$12,832	$216,961

“Other” includes $9.9 million of goodwill related to the consolidation of AGC, a joint venture. The goodwill recognized for AGC is a preliminary estimate. A valuation will be completed during the fourth quarter of 2006, which may require a subsequent adjustment. Refer to Note 10 – Equity Investments for additional discussion. The remaining portion of “Other” primarily includes foreign currency translation adjustments.

Note 9 – Goodwill and Other Intangible Assets (continued)
The following table displays intangible assets as of September 30, 2006 and December 31, 2005:

	As of September 30, 2006
	Gross		Net
	Carrying	Accumulated	Carrying
(Dollars in thousands)	Amount	Amortization	Amount

Intangible assets subject to amortization:

Industrial	$49,783	$11,670	$38,113
Automotive	71,125	22,691	48,434
Steel	870	283	587

	$121,778	$34,644	$87,134

Intangible assets not subject to amortization:

Goodwill	$216,961	$—	$216,961
Intangible pension asset	77,673	—	77,673
Other	15,316	—	15,316

	$309,950	$—	$309,950

Total intangible assets	$431,728	$34,644	$397,084

	As of December 31, 2005
	Gross		Net
	Carrying	Accumulated	Carrying
(Dollars in thousands)	Amount	Amortization	Amount

Intangible assets subject to amortization:

Industrial	$47,866	$8,574	$39,292
Automotive	69,735	17,969	51,766
Steel	894	233	661

	$118,495	$26,776	$91,719

Intangible assets not subject to amortization:

Goodwill	$204,129	$—	$204,129
Intangible pension asset	77,596	—	77,596
Other	15,309	—	15,309

	$297,034	$—	$297,034

Total intangible assets	$415,529	$26,776	$388,753

Amortization expense for intangible assets was approximately $2.6 million and $7.8 million, respectively, for the three months and nine months ended September 30, 2006 and is estimated to be approximately $8.5 million annually for the next five years.

Note 10 – Equity Investments
The balances related to investments accounted for under the equity method are reported in other non-current assets on the Condensed Consolidated Balance Sheet, which were approximately $11.5 million and $19.9 million at September 30, 2006 and December 31, 2005, respectively.
Equity investments are reviewed for impairment when circumstances (such as lower-than-expected financial performance or change in strategic direction) indicate that the carrying value of the investment may not be recoverable. If impairment does exist, the equity investment is written down to its fair value with a corresponding charge to the Consolidated Statement of Income. No impairments were recorded during the third quarter and first nine months of 2006 relating to the company’s equity investments.
CoLinx, LLC
In March 2006, the company sold a portion of CoLinx, LLC due to the addition of another company to the joint venture. CoLinx, a joint venture founded by Timken, SKF, INA and Rockwell Automation, provides shared e-commerce and logistics services.
PEL
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
Advanced Green Components, LLC
During 2002, the company’s Automotive Group formed a joint venture, Advanced Green Components, LLC (AGC), with Sanyo Special Steel Co., Ltd. (Sanyo) and Showa Seiko Co., Ltd. (Showa). AGC is engaged in the business of converting steel to machined rings for tapered bearings and other related products. The company has been accounting for its investment in AGC under the equity method since AGC’s inception. During the third quarter of 2006, AGC refinanced its long-term debt of $12.2 million. The company guaranteed half of this obligation, and Sanyo has letters of credit outstanding on the other half of this obligation. The company concluded the refinancing represented a reconsideration event to evaluate whether AGC was a variable interest entity under FIN 46 (revised December 2003). The company concluded that AGC was a variable interest entity, and the company was the primary beneficiary. Therefore, the company consolidated AGC effective September 30, 2006. As of September 30, 2006, the net assets of AGC were $9.0 million, primarily consisting of the following: property, plant and equipment of $31.4 million; goodwill of $9.9 million; short-term and long-term debt of $20.3 million and other non-current liabilities of $7.4 million. All of AGC’s assets are collateral for its obligations. Except for AGC’s indebtedness for which the company is a guarantor, AGC’s creditors have no recourse to the general credit of the company.

Note 11 – Retirement and Postretirement Benefit Plans
The following table sets forth the net periodic benefit cost for the company’s retirement and postretirement benefit plans. The amounts for the three and nine months ended September 30, 2006 are based on actuarial calculations. Consistent with prior years, these calculations will be updated later in the year. These updated calculations may result in different net periodic benefit cost for 2006. The net periodic benefit cost recorded for the nine months ended September 30, 2006 is the company’s best estimate of each period’s proportionate share of the amounts to be recorded for the year ended December 31, 2006.

	Pension		Postretirement
	Three months ended		Three months ended
	September 30,		September 30,
(Dollars in thousands)	2006	2005	2006	2005

Components of net periodic benefit cost
Service cost	$11,388	$10,633	$1,327	$1,385
Interest cost	39,562	38,320	11,066	11,677
Expected return on plan assets	(43,546)	(38,528)	—	—
Amortization of prior service cost	3,122	3,481	(486)	(802)
Recognized net actuarial loss	14,540	12,157	3,060	4,068
Curtailment loss	—	698	—	7,088
Amortization of transition asset	(43)	(29)	—	—

Net periodic benefit cost	$25,023	$26,732	$14,967	$23,416

	Pension		Postretirement
	Nine months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2006	2005	2006	2005

Components of net periodic benefit cost
Service cost	$34,081	$31,901	$3,982	$4,125
Interest cost	118,311	114,960	33,197	34,385
Expected return on plan assets	(130,279)	(115,587)	—	—
Amortization of prior service cost	9,364	10,445	(1,456)	(3,335)
Recognized net actuarial loss	43,511	36,474	9,179	12,206
Curtailment loss	—	900	—	7,840
Amortization of transition asset	(129)	(86)	—	—

Net periodic benefit cost	$74,859	$79,007	$44,902	$55,221

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires a company to (a) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in comprehensive income). The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year–end statement of financial position is effective for fiscal years ending after December 15, 2008. The company is in the process of evaluating the impact of the adoption of this interpretation on the company’s results of operations and financial condition.

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
Financial Overview
Overview:

	3Q 2006	3Q 2005	$ Change	Change
(Dollars in millions, except earnings per share)
Net sales	$1,272.9	$1,258.1	$14.8	1.2%
Net income	46.5	39.8	6.7	16.8%
Earnings per share — diluted	$0.49	$0.43	$0.06	14.0%
Average number of shares — diluted	94,376,937	92,821,344	—	1.7%

	YTD 2006	YTD 2005	$ Change	Change
(Dollars in millions, except earnings per share)
Net sales	$4,008.0	$3,887.4	$120.6	3.1%
Net income	187.2	165.4	21.8	13.2%
Earnings per share — diluted	$1.99	$1.79	$0.20	11.2%
Average number of shares — diluted	94,238,413	92,181,013	—	2.2%

Net sales for the third quarter of 2006 were $1.27 billion compared to $1.26 billion in the third quarter of 2005, an increase of 1.2%. For the third quarter of 2006, earnings per diluted share were $0.49 compared to $0.43 per diluted share for the third quarter of 2005.
Net sales for the first nine months of 2006 were $4.0 billion compared to $3.9 billion for the first nine months of 2005, an increase of 3.1%. For the first nine months of 2006, earnings per diluted share were $1.99 compared to $1.79 per diluted share for the same period last year.
The company’s third quarter and year-to-date 2006 results reflect the ongoing strength of industrial markets and the performance of the Steel Group. The company continued its focus to increase production capacity in targeted areas, including major capacity expansions for industrial products at several manufacturing locations around the world. The company expects that the continued strength in industrial markets throughout the remainder of 2006 should drive year-over-year volume increases.
While global industrial markets are expected to remain strong, the improvements in the company’s operating performance will be partially constrained by investments in Project ONE and Asia growth initiatives. Project ONE is a five-year program, which commenced in 2005, designed to improve business processes and systems. The objective of Asia growth initiatives is to increase market share, influence major design centers and expand the company’s network of sources of globally competitive friction management products.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
In the third quarter of 2006, the Industrial Group’s net sales, excluding intersegment sales, increased 7.2% from the third quarter of 2005 to $501.3 million. For the first nine months of 2006, the Industrial Group’s net sales, excluding intersegment sales, increased 6.9% from the first nine months of 2005 to $1.53 billion. Most industrial end markets showed continued strength, with the highest growth in aerospace, industrial distribution and heavy industry. The Industrial Group recorded a profit in the third quarter and first nine months of 2006 of $48.2 million and $157.6 million, respectively. The Industrial Group’s profitability in the third quarter and first nine months of 2006 reflected better volume and pricing, which was offset by higher manufacturing costs, including costs associated with ramping up new facilities to meet customer demand and investments in growth initiatives.
The company’s strategy for the Industrial Group is to grow in global industrial markets. In October, the company announced the investment in a new technology center in Mesa, Arizona. The new facility, which will include manufacturing and engineering functions, more than doubles the capacity of the company’s previous aerospace aftermarket operations in Gilbert, Arizona. In addition, the company is increasing capacity in plants in Romania, China and the United States producing large bore bearings to serve heavy industrial markets, and the company is expanding its line of industrial seals to include large-bore seals to provide a more complete line of friction management products to the company’s distribution channels.
The Automotive Group’s net sales of $363.6 million and $1.21 billion, respectively, for the third quarter and first nine months of 2006 declined compared to net sales in the same periods a year ago. Sales decreased primarily due to significantly lower volume, driven by reductions in vehicle production by North American original equipment manufacturers, partially offset by improved pricing. The Automotive Group recorded a loss in the third quarter and first nine months of 2006 of $26.3 million and $31.4 million, respectively. The Automotive Group’s results were negatively impacted by lower volume, leading to underutilization of manufacturing capacity, and an increase in warranty reserves, partially offset by a better sales mix, improved pricing and lower performance-based compensation.
The company’s strategy for the Automotive Group is to make structural changes to its business to return the Automotive Group to profitability. In 2005, the company disclosed detailed plans for its Automotive Group to restructure its business. These plans included the closure of its automotive engineering center in Torrington, Connecticut and its manufacturing engineering center in Norcross, Georgia. These facilities were consolidated into a new low-cost technology facility in Greenville, South Carolina. Additionally, the company announced the closure of its manufacturing facility in Clinton, South Carolina. In February 2006, the company announced plans to downsize its manufacturing plant in Vierzon, France. These restructuring plans are targeted to deliver annual pretax savings of approximately $40 million by the end of 2007, with expected net workforce reductions of approximately 400 to 500 positions and pretax costs of approximately $80 to $90 million.
In September 2006, the company announced further reductions in its Automotive Group workforce of approximately 700 associates. The company will announce further details of these plans once they have been finalized. These additional plans are targeted to deliver annual pretax savings of approximately $35 million by the middle of 2007, with pretax costs of approximately $25 million.
In the third quarter of 2006, the Steel Group’s net sales, excluding intersegment sales, were $408.0 million, an increase of 6.7% compared to the same period a year ago. For the first nine months of 2006, the Steel Group’s net sales, excluding intersegment sales, were $1.26 billion, an increase of 5.3% from the first nine months of 2005. The sales were driven by increased pricing and surcharges and higher demand by customers in the aerospace, service center and energy sectors, which more than offset lower automotive sales. The Steel Group recorded a profit in the third quarter and first nine months of 2006 of $63.0 million and $209.6 million, respectively. The Steel Group’s profitability for the third quarter and first nine months of 2006 increased compared to the same periods in 2005 as a result of price increases, surcharges, favorable sales mix and strong manufacturing productivity.
The company’s strategy for the Steel Group is to focus on business in markets where the company either has or can achieve product differentiation while driving profitable growth including exiting non-strategic businesses. During the third quarter, the Steel Group announced plans to invest in a new induction heat-treat line in Canton, Ohio, which will increase capacity and the ability to provide differentiated product to more customers in its global energy markets. In October 2006, the Steel Group announced plans to exit its seamless steel tube manufacturing operations located in Desford, England. The company has begun consultations with representatives of the approximately 400 associates located at the Desford facility to explore alternative

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
solutions to closure. The company will announce the details of these plans once they have been finalized.
The Statement of Income
Sales by Segment:

	3Q 2006	3Q 2005	$ Change	% Change
(Dollars in millions, and exclude intersegment sales)
Industrial Group	$501.3	$467.8	$33.5	7.2%
Automotive Group	363.6	407.9	(44.3)	(10.9)%
Steel Group	408.0	382.4	25.6	6.7%

Total Company	$1,272.9	$1,258.1	$14.8	1.2%

	YTD 2006	YTD 2005	$ Change	% Change
(Dollars in millions, and exclude intersegment sales)
Industrial Group	$1,533.4	$1,433.8	$99.6	6.9%
Automotive Group	1,211.3	1,254.2	(42.9)	(3.4)%
Steel Group	1,263.3	1,199.4	63.9	5.3%

Total Company	$4,008.0	$3,887.4	$120.6	3.1%

The Industrial Group’s net sales in the third quarter and first nine months of 2006 increased from the third quarter and first nine months of 2005 as a result of higher volume. Most industrial end markets showed continued strength, with the highest growth in aerospace, industrial distribution and heavy industry. The Automotive Group’s net sales in the third quarter and first nine months of 2006 decreased primarily due to significantly lower volume, driven by reductions in vehicle production by North American original equipment manufacturers, partially offset by improved pricing. The Steel Group’s net sales in the third quarter and first nine months of 2006 increased from the same periods a year ago due to higher pricing and surcharges and higher demand in the aerospace, service center and energy sectors, which were offset by lower automotive sales.
Gross Profit:

	3Q 2006	3Q 2005	$ Change	Change
(Dollars in millions)
Gross profit	$248.5	$252.4	$(3.9)		(1.5)%
Gross profit % to net sales	19.5%	20.1%	—	(60	)bps
Rationalization expenses included in cost of products sold	$3.4	$3.0	$0.4		13.3%

	YTD 2006	YTD 2005	$ Change	Change
(Dollars in millions)
Gross profit	$848.9	$801.1	$47.8		6.0%
Gross profit % to net sales	21.2%	20.6%	—	60	bps
Rationalization expenses included in cost of products sold	$11.4	$10.2	$1.2		11.8%

Gross profit decreased in the third quarter of 2006 primarily due to the impact of significantly lower volume in the Automotive Group, driven by reductions in vehicle production by North American original equipment manufacturers, leading to underutilization of manufacturing capacity. The impact of lower volumes in the Automotive Group more than offset favorable sales volume, price increases, and increased productivity in the company’s other businesses. Gross profit increased for the first nine months of 2006 primarily due to favorable sales volume from the Industrial and Steel businesses, price increases and increased productivity and lower pension and retiree medical expense, partially offset by the impact of lower volume in the Automotive Group.
Rationalization expenses recorded in the third quarter and first nine months of 2006 related to the rationalization of the company’s Canton, Ohio Industrial Group bearing facilities, the rationalization of certain Automotive Group domestic manufacturing facilities and costs for certain facilities in Torrington,

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Connecticut. In the third quarter and first nine months of 2005, rationalization expenses related primarily to the rationalization of the company’s Canton, Ohio bearing facilities and costs for certain facilities in Torrington, Connecticut.
Selling, Administrative and General Expenses:

	3Q 2006	3Q 2005	$ Change	Change
(Dollars in millions)
Selling, administrative and general expenses:	$164.0	$163.0	$1.0		0.6%
Selling, administrative and general expenses % to net sales	12.9%	13.0%	—	(10	)bps
Rationalization expenses included in selling, administrative and general expenses	$1.0	$0.8	$0.2		25.0%

	YTD 2006	YTD 2005	$ Change	Change
(Dollars in millions)
Selling, administrative and general expenses:	$514.5	$488.8	$25.7		5.3%
Selling, administrative and general expenses % to net sales	12.8%	12.6%	—	20	bps
Rationalization expenses included in selling, administrative and general expenses	$2.7	$1.5	$1.2		80.0%
The increase in selling, administrative and general expenses in the third quarter of 2006 compared to the third quarter of 2005 was primarily due to higher costs associated with investments in Asia growth initiatives and Project ONE, offset by lower costs associated with performance-based compensation. The increase in selling, administrative and general expenses in the first nine months of 2006 compared to the first nine months of 2005 was primarily due to higher costs associated with investments in Asia growth initiatives and Project ONE.
In the third quarter and first nine months of 2006, the rationalization expenses, included in selling, general and administrative expenses, primarily related to the rationalization of Automotive Group manufacturing facilities. In the third quarter and first nine months of 2005, the rationalization expenses related to the rationalization of the Canton, Ohio Industrial Group bearing facilities.
Impairment and Restructuring Charges:

	3Q 2006	3Q 2005	$ Change
(Dollars in millions)
Impairment charges	$1.1	$—	$1.1
Severance and related benefit costs	1.6	21.7	(20.1)
Exit costs	—	2.8	(2.8)
Loss on divestiture	—	—	—

Total	$2.7	$24.5	$(21.8)

	YTD 2006	YTD 2005	$ Change
(Dollars in millions)
Impairment charges	$1.8	$—	$1.8
Severance and related benefit costs	8.2	21.6	(13.4)
Exit costs	1.2	2.8	(1.6)
Loss on divestiture	10.0	—	10.0

Total	$21.2	$24.4	$(3.2)

Industrial
In May 2004, the company announced plans to rationalize the company’s three bearing plants in Canton, Ohio within the Industrial Group. On September 15, 2005, the company reached a new four-year agreement with the United Steelworkers of America, which went into effect on September 26, 2005, when the prior contract expired. This initiative is expected to deliver annual pretax savings of approximately $25 million through streamlining

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
operations and workforce reductions, with pretax costs of approximately $35 to $40 million over the next four years.
Impairment charges of $0.6 million recorded in the third quarter are associated with the Industrial Group’s rationalization plans. Exit costs of $0.4 million recorded in the first nine months of 2006 are associated with the Industrial Group’s rationalization program. Including rationalization costs recorded in cost of products sold and selling, administrative and general expenses, the Industrial Group has incurred cumulative pretax costs of approximately $20 million as of September 30, 2006 for these restructuring plans.
Automotive
In 2005, the company disclosed detailed plans for its Automotive Group to restructure its business. The company had determined that restructuring actions were necessary to improve the Automotive Group’s performance. These plans included the closure of manufacturing facilities in Clinton, South Carolina and engineering facilities in Torrington, Connecticut and Norcross, Georgia. In February 2006, the company announced additional plans to rationalize production capacity at its Vierzon, France bearing manufacturing facility in response to changes in customer demand for its products. These restructuring efforts, along with other future actions, are targeted to deliver annual pretax savings of approximately $40 million by the end of 2007, with expected net workforce reductions of approximately 400 to 500 positions and pretax costs of approximately $80 million to $90 million.
In September 2006, the company announced further reductions in workforce of approximately 700 associates. The company will announce further details of these plans once they have been finalized. These additional plans are targeted to deliver annual pretax savings of approximately $35 million, with expected pretax costs of approximately $25 million.
Severance and related benefit costs of $1.6 million recorded in the third quarter of 2006 are associated with the Automotive Group’s restructuring plans. Impairment charges of $0.7 million, severance and related benefit costs of $8.2 million and exit costs of $0.8 million recorded in the first nine months of 2006 are associated with the Automotive Group’s restructuring plans.
During the third quarter of 2005, $21.7 million of severance and related benefits and $2.8 million of exit costs were recorded as a result of the Automotive Group’s restructuring plans. This included $7.8 million related to curtailment of pension and postretirement benefit plans.
Including rationalization costs recorded in cost of products sold and selling, administrative and general expenses, the Automotive Group has incurred cumulative pretax costs of approximately $43 million as of September 30, 2006 for these restructuring plans.
Steel
Impairment charges of $0.5 million, related to the write-down of property, plant and equipment at one of the Steel Group’s facilities, were recorded in the third quarter of 2006.
The loss on divestiture of $10.0 million recorded in the first nine months of 2006 was due to the sale of Timken Precision Components – Europe business in June 2006.
The consolidated restructuring accrual at September 30, 2006 and December 31, 2005 is included in accounts payable and other liabilities in the Condensed Consolidated Balance Sheet.
Rollforward of Restructuring Accruals:

	9/30/2006	12/31/2005
(Dollars in millions)
Beginning balance, January 1	$18.1	$4.1
Expense	9.4	17.5
Payments	(8.2)	(3.5)

Ending balance	$19.3	$18.1

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Interest Expense and Income:

	3Q 2006	3Q 2005	$ Change	% Change
(Dollars in millions)
Interest expense	$11.7	$12.8	$(1.1)	(8.6)%
Interest income	$0.9	$0.9	$—	0.0%

	YTD 2006	YTD 2005	$ Change	% Change
(Dollars in millions)
Interest expense	$37.5	$39.4	$(1.9)	(4.8)%
Interest income	$3.3	$2.2	$1.1	50.0%

Interest expense for the third quarter and nine months of 2006 decreased $1.1 million and $1.9 million, respectively, compared to the same periods a year ago due to lower average debt outstanding in 2006 compared to 2005. Interest income increased for the first nine months of 2006 due to higher invested cash balances and higher interest rates.
Other Income and Expense:

	3Q 2006	3Q 2005	$ Change	% Change
(Dollars in millions)
Other expense – net	$1.9	$4.3	$(2.4)	(55.8)%

	YTD 2006	YTD 2005	$ Change	% Change
(Dollars in millions)
Gain on sale of non-strategic assets, net	$(6.8)	$(2.9)	$(3.9)	134.5%
Loss on dissolution of subsidiary	4.4	(0.1)	4.5	NM
Other	11.3	12.4	(1.1)	(8.9)%

Other expense – net	$8.9	$9.4	$(0.5)	(5.3)%

For the third quarter and first nine months of 2006 and 2005, respectively, other expense included donations, losses on disposal of assets, losses from equity investments, minority interests and foreign currency exchange.
In the first nine months of 2006, the gain on sale of non-strategic assets primarily related to the sale of assets of PEL. In 2000, the company’s Steel Group invested in PEL, a joint venture to commercialize a proprietary technology that converted iron units into engineered iron oxide for use in pigments, coatings and abrasives. The company consolidated PEL effective March 31, 2004 in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46). The company is currently in the process of winding down this joint venture. Refer to Note 10 – Equity Investments for additional discussion.
In the first nine months of 2005, the gain on sale of non-strategic assets related primarily to the sale of the Industrial Group’s Linear Motion Systems.
In 2004, the company began the process of liquidating one of its inactive subsidiaries, British Timken Ltd., located in Duston, England. The company recorded additional non-cash charges on dissolution of $4.4 million in the first nine months of 2006.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Income Tax Expense:

	3Q 2006	3Q 2005	$ Change	Change
(Dollars in millions)
Income tax expense	$22.5	$8.9	$13.6	152.8%
Effective tax rate	32.6%	18.2%	—	1,440	bps

	YTD 2006	YTD 2005	$ Change	Change
(Dollars in millions)
Income tax expense	$83.0	$75.9	$7.1	9.4%
Effective tax rate	30.7%	31.4%	—	(70	)bps

For the first nine months of 2006, the effective tax rate was less than the U.S. federal statutory tax rate due to the favorable impact of taxes on foreign income, including earnings of certain foreign subsidiaries being taxed at a rate less than 35%, the extraterritorial income exclusion on U.S. exports, and tax holidays in China and the Czech Republic. In addition, the effective tax rate was favorably impacted by certain U.S. tax benefits, including a net reduction in the company’s tax reserves related primarily to the settlement of certain prior year tax matters with the Internal Revenue Service during the second quarter, accrual of the tax-free Medicare prescription drug subsidy, deductible dividends paid to the company’s Employee Stock Ownership Plan (ESOP), and the domestic manufacturing deduction provided by the American Jobs Creation Act of 2004. These benefits were offset partially by U.S. state and local income taxes, taxes on foreign remittances, losses at certain foreign operations that were not available to reduce overall tax expense and other permanent differences.
For the first nine months of 2005, the effective tax rate was less than the U.S. federal statutory tax rate due primarily to beneficial foreign tax rates, tax holidays and other U.S. tax benefits, including export tax incentives. These benefits were offset partially by losses at certain foreign operations that were not available to reduce overall tax expense, taxes paid to U.S. state and local jurisdictions, tax on foreign remittances and other permanent differences.
Business Segments:
The primary measurement used by management to measure the financial performance of each segment is adjusted EBIT (earnings before interest and taxes, excluding the effect of amounts related to certain items that management considers not representative of ongoing operations such as impairment and restructuring, manufacturing rationalization / reorganization costs, allocated receipts received or payments made under the U.S. Continued Dumping and Subsidy Offset Act (CDSOA) and gain (loss) on the sale of non-strategic assets.) Refer to Note 8 – Segment Information for the reconciliation of adjusted EBIT by Group to consolidated income before income taxes.
Industrial Group:

	3Q 2006	3Q 2005	$ Change	Change
(Dollars in millions)
Net sales, including intersegment sales	$501.8	$468.2	$33.6		7.2%
Adjusted EBIT	$48.2	$47.4	$0.8		1.7%
Adjusted EBIT margin	9.6%	10.1%	—	(50	)bps

	YTD 2006	YTD 2005	$ Change	Change
(Dollars in millions)
Net sales, including intersegment sales	$1,534.8	$1,435.2	$99.6		6.9%
Adjusted EBIT	$157.6	$158.1	$(0.5)		(0.3)%
Adjusted EBIT margin	10.3%	11.0%	—	(70	)bps

Sales by the Industrial Group include global sales of bearings and other products and services (other than steel) to a diverse customer base, including industrial equipment, construction and agriculture, rail, and aerospace and

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
defense customers. The Industrial Group also includes aftermarket distribution operations, including automotive applications, for products other than steel. The Industrial Group’s net sales for the third quarter of 2006 compared to the same period a year ago increased primarily due to increased pricing and stronger demand across most end markets, particularly the aerospace, industrial distribution and heavy industry market. While net sales increased in the third quarter of 2006, profitability for the Industrial Group was comparable to the third quarter of 2005. Increases in profitability due to increased pricing and higher volume were mostly offset by increased manufacturing costs, including costs associated with ramping up new facilities to meet customer demand and investments in growth initiatives.
The Industrial Group’s net sales for the first nine months of 2006, compared to the first nine months of 2005, increased primarily due to stronger demand across most end markets, particularly the aerospace, industrial distribution and heavy industry markets, and increased pricing. Profitability for the first nine months of 2006, compared to the same period a year ago, decreased slightly due to manufacturing costs associated with ramping up new facilities, and investments in growth initiatives, mostly offset by higher volume and increased pricing. The company expects the Industrial Group to benefit for the remainder of 2006 from continued strength in global industrial markets and improving margins.
Automotive Group:

	3Q 2006	3Q 2005	$ Change	Change
(Dollars in millions)
Net sales, including intersegment sales	$363.6	$407.9	$(44.3)	(10.9)%
Adjusted EBIT (loss)	$(26.3)	$(6.0)	$(20.3)	NM
Adjusted EBIT (loss) margin	(7.2)%	(1.5)%	—	(570	)bps

	YTD 2006	YTD 2005	$ Change	Change
(Dollars in millions)
Net sales, including intersegment sales	$1,211.3	$1,254.2	$(42.9)		(3.4)%
Adjusted EBIT (loss)	$(31.4)	$(12.4)	$(19.0)		(153.2)%
Adjusted EBIT (loss) margin	(2.6)%	(1.0)%	—	(160	)bps

The Automotive Group includes sales of bearings and other products and services (other than steel) to automotive original equipment manufacturers and suppliers. The Automotive Group’s net sales in the third quarter of 2006 decreased, compared to the same period a year ago, primarily due to significantly lower volume, driven by reductions in vehicle production by North American original equipment manufacturers, partially offset by improved pricing. Profitability for the Automotive Group decreased primarily due to lower volume, leading to underutilization of manufacturing capacity, and an increase of $7.0 million in warranty reserves, partially offset by a better sales mix, improved pricing and lower performance-based compensation. The third quarter of 2005 was negatively impacted by an increase in the allowance for doubtful accounts for automotive industry credit exposure.
The Automotive Group’s net sales for the first nine months of 2006, compared to sales for the same period a year ago, decreased primarily due to significantly lower volume, driven by reductions in vehicle production by North American original equipment manufacturers, partially offset by improved pricing. Profitability for the first nine months of 2006 compared to the same period in the prior year decreased primarily due to lower volume, leading to underutilization of manufacturing capacity, and an increase in warranty reserves, partially offset by improved pricing.
The Automotive Group had announced plans in July 2005 and February 2006 to restructure the automotive operations. In September 2006, the Automotive Group announced plans to further reduce its workforce by approximately 700 associates due to the significant downturn in demand from the North American original equipment manufacturers. The company expects to finalize these plans in the coming months.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Steel Group:

	3Q 2006	3Q 2005	$ Change	Change
(Dollars in millions)
Net sales, including intersegment sales	$442.6	$427.9	$14.7		3.4%
Adjusted EBIT	$63.0	$49.7	$13.3		26.8%
Adjusted EBIT margin	14.2%	11.6%	—	260	bps

	YTD 2006	YTD 2005	$ Change	Change
(Dollars in millions)
Net sales, including intersegment sales	$1,379.9	$1,340.7	$39.2	2.9%
Adjusted EBIT	$209.6	$170.2	$39.4	23.1%
Adjusted EBIT margin	15.2%	12.7%	—	250	bps

The Steel Group sells steels of low and intermediate alloy, vacuum-processed alloys, tool steel and some carbon grades in both solid and tubular sections, as well as custom-made steel products for both automotive and industrial applications, including bearings. The increase in the Steel Group’s net sales in the third quarter of 2006 compared to the third quarter of 2005 was due to surcharges and higher demand by customers in the aerospace, service center and energy sectors, offset by lower automotive sales. The increase in the Steel Group’s profitability was primarily due to increased pricing and surcharges, favorable sales mix and improved manufacturing productivity, partially offset by higher raw material costs.
The increase in the Steel Group’s net sales in the first nine months of 2006 compared to the same period in 2005 was due to increased pricing and higher demand by customers in the aerospace, service center, and energy sectors, partially offset by lower automotive sales. The increase in profitability for the first nine months of 2006 compared to the first nine months of 2005 was due to increased pricing, favorable sales mix and improved manufacturing productivity. For the remainder of 2006, the company expects the Steel Group to benefit from continued strength in industrial sectors, especially in aerospace and energy, offset by normal seasonality and declines in the automotive sector. Scrap and alloy costs are expected to decrease, and energy costs are expected to be lower than the record high levels experienced last winter. However, these costs are expected to be recovered through surcharges and price increases. Other costs, including labor and benefits, will also be higher for the remainder of 2006, and are expected to be partially offset by higher manufacturing productivity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The Balance Sheet
Total assets, as shown on the Condensed Consolidated Balance Sheet at September 30, 2006, increased by $150.3 million from December 31, 2005. This increase was due primarily to increased working capital required to support higher sales and foreign currency translation.
Current Assets:

	9/30/2006	12/31/2005	$ Change	% Change

(Dollars in millions)
Cash and cash equivalents	$54.1	$65.4	$(11.3)	(17.3)%
Accounts receivable, net	734.6	711.8	22.8	3.2%
Inventories, net	1,077.8	998.4	79.4	8.0%
Deferred income taxes	92.4	105.0	(12.6)	(12.0)%
Deferred charges and prepaid expenses	16.1	17.9	(1.8)	(10.1)%
Other current assets	88.5	84.8	3.7	4.4%

Total current assets	$2,063.5	$1,983.3	$80.2	4.0%

Refer to the Condensed Consolidated Statement of Cash Flows for a discussion of the decrease in cash and cash equivalents. Net accounts receivable increased as a result of the higher sales in September of 2006 as compared to December of 2005 and the impact of foreign currency translation, partially offset by a higher allowance for doubtful accounts. The increase in inventories for the first nine months of 2006 was primarily due to higher volume, increased raw material costs and the impact of foreign currency translation. The decrease in deferred income taxes was the result of the utilization of certain loss carryforwards and tax credits.
Property, Plant and Equipment – Net:

	9/30/2006	12/31/2005	$ Change	% Change

(Dollars in millions)
Property, plant and equipment	$3,809.7	$3,657.6	$152.1	4.2%
Less: allowances for depreciation	(2,202.9)	(2,110.6)	(92.3)	4.4%

Property, plant and equipment — net	$1,606.8	$1,547.0	$59.8	3.9%

The increase in property, plant and equipment – net from December 2005 to September 2006 was primarily due to the consolidation of a joint venture and the impact of foreign currency translation offset by the divestment of assets. In addition, capital expenditures exceeded depreciation expense.
Other Non-Current Assets:

	9/30/2006	12/31/2005	$ Change	% Change

(Dollars in millions)
Goodwill	$217.0	$204.1	$12.9	6.3%
Other intangible assets	180.1	184.6	(4.5)	(2.4)%
Deferred income taxes	16.7	5.8	10.9	187.9%
Other non-current assets	60.0	68.9	(8.9)	(12.9)%

Total other non-current assets	$473.8	$463.4	$10.4	2.2%

The increase in goodwill was primarily due to the consolidation of a joint venture. The decrease in other intangible assets was due to the amortization expense recognized in the first nine months of 2006. The increase in deferred income taxes was the result of the reclassification of certain non-current deferred income tax liabilities to income taxes payable during 2006, which resulted in a net non-current deferred income tax asset at September 30, 2006.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Current Liabilities:

	9/30/2006	12/31/2005	$ Change	% Change

(Dollars in millions)
Short-term debt	$204.2	$159.2	$45.0	28.3%
Accounts payable and other liabilities	506.9	501.4	5.5	1.1%
Accrued expenses	313.1	375.3	(62.2)	(16.6)%
Income taxes	60.6	35.4	25.2	71.2%

Total current liabilities	$1,084.8	$1,071.3	$13.5	1.3%

The increase in short-term debt is primarily due to the outstanding borrowings under the company’s Asset Securitization facility and the reclassification of long-term debt, which will mature within the next twelve months, partially offset by the payment of debt. The decrease in accrued expenses was the result of the payout of 2005 performance-based compensation in the first quarter of 2006, partially offset by lower accrual rates for performance-based compensation in 2006, and the decrease in the current portion of accrued pension cost, based on the company’s estimate of contributions to pension plans in the next twelve months. The increase in income taxes was primarily due to accrued income taxes on current-year income and the reclassification of certain tax items from deferred income taxes as a result of the settlement of certain prior year tax matters.
Non-Current Liabilities:

	9/30/2006	12/31/2005	$ Change	% Change

(Dollars in millions)
Long-term debt	$548.6	$561.7	$(13.1)	(2.3)%
Accrued pension cost	209.0	246.7	(37.7)	(15.3)%
Accrued postretirement benefits cost	519.8	513.8	6.0	1.2%
Deferred income taxes	13.2	42.9	(29.7)	(69.2)%
Other non-current liabilities	71.4	60.2	11.2	18.6%

Total non-current liabilities	$1,362.0	$1,425.3	$(63.3)	(4.4)%

Long-term debt decreased primarily due to the reclassification of long-term debt to current for debt maturing within the next twelve months, partially offset by debt assumed in the consolidation of a joint venture. The decrease in accrued pension cost in the first nine months of 2006 was due primarily to a reclassification to current liabilities. The increase in accrued postretirement benefits cost was due primarily to higher expense accrued versus disbursements made in the first nine months of 2006. The decrease in deferred income taxes was the result of a reclassification of certain non-current deferred income tax liabilities to income taxes payable in 2006 as a result of the settlement of certain prior year tax matters.
Shareholders’ Equity:

	9/30/2006	12/31/2005	$ Change	% Change

(Dollars in millions)
Common stock	$799.0	$767.7	$31.3	4.1%
Earnings invested in the business	1,196.9	1,052.9	144.0	13.7%
Accumulated other comprehensive loss	(298.6)	(323.5)	24.9	7.7%

Total shareholders’ equity	$1,697.3	$1,497.1	$200.2	13.4%

The increase in common stock related to stock option exercises by employees and the related income tax benefits. Earnings invested in the business were increased in the first nine months of 2006 by net income of $187.2 million, partially reduced by dividends declared of $43.2 million. The decrease in accumulated other comprehensive loss was due primarily to the positive impact of foreign currency translation. The increase in the foreign currency translation adjustment was due to the weakening of the U.S. dollar relative to other currencies, such as the Romanian lei, the Brazilian real and the Euro. See “Foreign Currency” for further discussion regarding the impact of foreign currency translation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Cash Flows

	YTD 2006	YTD 2005	$ Change

(Dollars in millions)
Net cash provided by operating activities	$172.4	$105.7	$66.7
Net cash used by investing activities	(180.3)	(116.7)	(63.6)
Net cash (used) provided by financing activities	(6.0)	27.9	(33.9)
Effect of exchange rate changes on cash	2.6	(4.8)	7.4

(Decrease) increase in cash and cash equivalents	(11.3)	12.1	(23.4)

The net cash provided by operating activities of $172.4 million for the first nine months of 2006 increased from the same period in the prior year as a result of the reduction in the use of cash for working capital requirements, primarily inventories and accounts receivable, partially offset by accounts payable and accrued expenses. Inventory was a use of cash of $57.8 million in the first nine months of 2006 compared to a use of cash of $162.1 million in the first nine months of 2005. Accounts receivable was a use of cash of $14.1 million in the first nine months of 2006, compared to a use of cash of $110.3 million in the first nine months of 2005. Accounts receivable and inventory increased in the first nine months of 2006 due to higher sales volume. Accounts payable and accrued expenses were a use of cash of $74.0 million in the first nine months of 2006 after providing cash of $79.0 million for the same period of 2005. This use of cash in the first nine months of 2006 was due primarily to the payout of 2005 performance-based compensation in the first quarter of 2006 and the contributions to the company’s U.S.-based pension plans, which more than offset the increase in accounts payable. The company made cash contributions to its U.S.-based pension plans in the first nine months of 2006 of $150.0 million compared to $125.0 million in the first nine months of 2005.
The net cash used by investing activities of $180.3 million for the first nine months of 2006 increased from the prior year primarily due to higher capital expenditures to fund Industrial Group growth initiatives and Project ONE.
Cash flows from financing activities used cash of $6.0 million during the first nine months of 2006 after providing cash of $27.9 million during the first nine months of 2005. The company increased net borrowings $15.1 million during the first nine months of 2006 compared to an increase in net borrowings of $38.4 million during the same period last year. Proceeds from the exercise of stock options decreased during the first nine months of 2006 compared to the first nine months of 2005.
Liquidity and Capital Resources
Total debt was $752.8 million at September 30, 2006 compared to $720.9 million at December 31, 2005. Net debt was $698.7 million at September 30, 2006 compared to $655.5 million at December 31, 2005. The net debt to capital ratio was 29.2% at September 30, 2006 compared to 30.5% at December 31, 2005.
Reconciliation of total debt to net debt and the computation of the ratio of net debt to capital follows:

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Net Debt:

	9/30/2006	12/31/2005

(Dollars in millions)
Short-term debt	$204.2	$159.2
Long-term debt	548.6	561.7

Total debt	752.8	720.9
Less: cash and cash equivalents	(54.1)	(65.4)
Net debt	$698.7	$655.5

Ratio of Net Debt to Capital:

	9/30/2006	12/31/2005

(Dollars in millions)
Net debt	$698.7	$655.5
Shareholders’ equity	1,697.3	1,497.1

Net debt + shareholders’ equity (capital)	$2,396.0	$2,152.6

Ratio of net debt to capital	29.2%	30.5%

The company presents net debt because it believes net debt is more representative of the company’s indicative financial position.
At September 30, 2006, the company had no outstanding borrowings under its $500 million Amended and Restated Credit Agreement (Senior Credit Facility). As of September 30, 2006, the company had issued letters of credit under the Senior Credit Facility totaling $35.2 million, which reduced the availability under this facility to $464.8 million. The Senior Credit Facility matures on June 30, 2010. Under the Senior Credit Facility, the company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At September 30, 2006, the company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements. Refer to Note 4 – Financing Arrangements for further discussion.
At September 30, 2006, the company had outstanding borrowings of $90.0 million under the company’s Asset Securitization, which provides for borrowings up to $200 million, limited to certain borrowing base calculations, and is secured by certain domestic trade receivables of the company. As of September 30, 2006, the company had issued letters of credit totaling $16.7 million under the Asset Securitization, which further reduced the availability under this facility to $93.3 million.
The company expects that any cash requirements in excess of cash generated from operating activities will be met by the availability under its Asset Securitization and Senior Credit Facility. The company believes it has sufficient liquidity to meet its obligations through 2007.
Financing Obligations and Other Commitments
The company’s contractual debt obligations and contractual commitments outstanding as of September 30, 2006 are as follows:
Payments due by Period:

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

(Dollars in millions)
Interest payments	$376.0	$38.1	$64.1	$52.6	$221.2
Long-term debt , including current portion	579.5	30.9	33.3	301.1	214.2
Short-term debt	173.3	173.3	—	—	—
Operating leases	112.3	25.1	36.8	28.0	22.4

Total	$1,241.1	$267.4	$134.2	$381.7	$457.8

The interest payments are related primarily to medium-term notes that mature over the next 28 years.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The company expects to make cash contributions of $160.2 million to its global defined benefit pension plans in 2006.
During the first nine months of 2006, the company did not purchase any shares of its common stock as authorized under the company’s 2000 common stock purchase plan. This plan authorizes the company to buy in the open market or in privately negotiated transactions up to four million shares of its common stock, which are to be held as treasury shares and used for specified purposes. This plan authorizes purchases up to an aggregate of $180 million. The company may exercise this authorization until December 31, 2006. On November 3, 2006 the company adopted its 2006 common stock purchase plan, effective as of January 1, 2007. Pursuant to the 2006 common stock purchase plan, the company may purchase up to four million shares of common stock at an amount not to exceed $180 million, in the aggregate, until December 31, 2012.
The company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.
Recent Accounting Pronouncements:
In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), (SFAS No. 123(R)) “Share-Based Payment,” which requires the measurement and recognition of compensation expense based on estimated fair value for all share-based payment awards including grants of employee stock options. SFAS No. 123(R) supersedes the company’s previous accounting under Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” The company adopted the provisions of SFAS No. 123(R) using the modified prospective transition method beginning January 1, 2006. In accordance with that transition method, the company did not restate prior periods for the effect of compensation expense calculated under SFAS No. 123(R). The company selected the Black-Scholes option-pricing model as the most appropriate method for determining the estimated fair value of all of its awards. The adoption of SFAS No. 123(R) reduced income before income taxes for the third quarter and first nine months of 2006 by $1.5 million and $4.6 million, respectively, and reduced net income for the third quarter and nine months of 2006 by $0.9 million and $2.9 million, respectively. The adoption of SFAS No. 123(R) had no material effect on the Condensed Statement of Cash Flows for the nine months ended September 30, 2006. See Note 2 — Stock-Based Compensation for more information on the impact of this new standard.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires a company to (a) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in comprehensive income). The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year–end statement of financial position is effective for fiscal years ending after December 15, 2008. The company is in the process of evaluating the impact of the adoption of this interpretation on the company’s results of operations and financial condition.
In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The company is currently assessing the impact of adopting SAB 108 but does not expect that its adoption will have a material effect on the company’s consolidated financial position or results of operations.
Critical Accounting Policies and Estimates:
The company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The company reviews its critical accounting policies throughout the year. The company has concluded that there have been no changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2005, during the nine months ended September 30, 2006.

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
Foreign currency exchange losses included in the company’s operating results for the three months ended September 30, 2006 totaled $1.5 million compared to a gain of $1.5 million during the three months ended September 30, 2005. Foreign currency exchange losses included in the company’s operating results for the nine months ended September 30, 2006 totaled $3.0 million compared to a gain of $6.2 million during the nine months ended September 30, 2005. For the three months ended September 30, 2006, the company recorded a negative non-cash foreign currency translation adjustment of $1.0 million that decreased shareholders’ equity compared to a positive non-cash foreign currency translation adjustment of $14.0 million that increased shareholders’ equity in the three months ended September 30, 2005. For the nine months ended September 30, 2006, the company recorded a non-cash foreign currency translation adjustment of $30.7 million that increased shareholders’ equity compared to a negative non-cash foreign currency translation adjustment of $34.7 million that decreased shareholders’ equity in the nine months ended September 30, 2005. The foreign currency translation adjustment for the nine months ended September 30, 2006 were positively impacted by the weakening of the U.S. dollar relative to other currencies, such as the Romanian lei, the Brazilian real and the Euro.
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
In separate cases in July and September 2006, the U.S. Court of International Trade (CIT) ruled that the procedure for determining recipients eligible to receive CDSOA distributions is unconstitutional. The CIT has not ruled on other matters, including any remedy as a result of its ruling. The company expects that these

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
rulings of the CIT will be appealed. The company is unable to determine, at this time, if these rulings will have a material adverse impact on the company’s financial results.
In addition to the CIT ruling, there are a number of other factors that can affect whether the company receives any CDSOA distributions and the amount of such distributions in any year. These factors include, among other things, potential additional changes in the law, ongoing and potential additional legal challenges to the law and the administrative operation of the law. Accordingly, the company cannot reasonably estimate the amount of CDSOA distributions it will receive in future years, if any.
Quarterly Dividend:
On November 3, 2006, the company’s Board of Directors declared a quarterly cash dividend of $0.16 per share. The dividend will be paid on December 5, 2006 to shareholders of record as of November 17, 2006. This will be the 338th consecutive dividend paid on the common stock of the company.

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
Certain statements set forth in this document (including the company’s forecasts, beliefs and expectations) that are not historical in nature are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management’s Discussion and Analysis contain numerous forward-looking statements. The company cautions readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of the company due to a variety of important factors, such as:
a)	changes in world economic conditions, including additional adverse effects from terrorism or hostilities. This includes, but is not limited to, political risks associated with the potential instability of governments and legal systems in countries in which the company or its customers conduct business and significant changes in currency valuations;
b)	the effects of fluctuations in customer demand on sales, product mix and prices in the industries in which the company operates. This includes the ability of the company to respond to rapid changes in customer demand, the effects of customer strikes, the impact of changes in industrial business cycles and whether conditions of fair trade continue in the U.S. market;
c)	competitive factors, including changes in market penetration, increasing price competition by existing or new foreign and domestic competitors, the introduction of new products by existing and new competitors and new technology that may impact the way the company’s products are sold or distributed;
d)	changes in operating costs. This includes: the effect of changes in the company’s manufacturing processes; changes in costs associated with varying levels of operations; higher cost and availability of raw materials and energy; the company’s ability to mitigate the impact of higher material costs through surcharges and/or price increases; changes resulting from inventory management and cost reduction initiatives and different levels of customer demands; the effects of unplanned work stoppages; and changes in the cost of labor and benefits;
e)	the success of the company’s operating plans, including its ability to achieve the benefits from its ongoing continuous improvement and rationalization programs; the ability of acquired companies to achieve satisfactory operating results; and the company’s ability to maintain appropriate relations with unions that represent company associates in certain locations in order to avoid disruptions of business;
f)	unanticipated litigation, claims or assessments. This includes, but is not limited to, claims or problems related to intellectual property, product liability or warranty and environmental issues;
g)	changes in worldwide financial markets, including interest rates to the extent they affect the company’s ability to raise capital or increase the company’s cost of funds, have an impact on the company’s pension liabilities or pension fund investment performance and/or cause changes in the economy which affect customer demand; and
h)	those items identified under Item 1A. Risk Factors as discussed in the company’s Annual Report on Form 10-K for the year ended December 31, 2005 and in the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Refer to information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. Furthermore, a discussion of market risk exposures is included in Part II, Item 7A. Quantitative and Qualitative Disclosure about Market Risk, of the company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes in reported market risk since the inclusion of this discussion in the company’s Annual Report on Form 10-K referenced above.
Item 4. Controls and Procedures
As of the end of the period covered by this report, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based upon that evaluation, the principal executive officer and principal financial officer concluded that the company’s disclosure controls and procedures were effective as of the end of the period covered by this report. During the company’s most recent fiscal quarter, there have been no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The company is normally involved in various claims and legal actions arising in the ordinary course of its business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the company’s consolidated financial position or results of operations.
In July 2006, the company entered into a settlement agreement with the State of Ohio concerning both a violation of Ohio air pollution control laws, which was discovered by the company and voluntarily disclosed to the State of Ohio more than nine years ago, as well as a failed grinder bag house stack test, which was corrected within three days. Pursuant to the terms of the settlement agreement, the company has agreed to pay $200,000. The company may receive a credit of up to $110,000 of the total settlement amount if the company invests in approved supplemental environmental projects. The company has also agreed to conduct additional testing of certain equipment. The company has submitted and is awaiting approval of supplemental environmental projects which may total $110,000. The company is currently conducting additional testing of certain equipment.
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 includes a detailed discussion of our risk factors. The information presented below amends and updates those risk factors and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.
Due to developments, previously disclosed by the company, the risk factor entitled “Expiration of antidumping orders may materially adversely affect our business” is no longer applicable.
Due to developments set forth under “Other Matters, Trade Law Enforcement” in Part I, Item 2 of this Form 10-Q, the risk factor entitled “Any reduction of CDSOA distributions in the future would reduce our earnings” has been updated as set forth below:
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
In separate cases in July and September 2006, the U.S. Court of International Trade (CIT) ruled that the procedure for determining recipients eligible to receive CDSOA distributions is unconstitutional. The CIT has not finally ruled on other matters, including any remedy as a result of its ruling. The company expects that the ruling of the CIT will be appealed. The company is unable to determine, at this time, if these rulings will have a material adverse impact on the company’s financial results.
In addition to the CIT ruling, there are a number of other factors that can affect whether the company receives any CDSOA distributions and the amount of such distributions in any year. These factors include, among other things, potential additional changes in the law, other ongoing and potential additional legal challenges to the law, and the administrative operation of the law. It is possible that CIT rulings might prevent us from receiving any CDSOA distributions in 2006. Any reduction of CDSOA distributions would reduce our earnings and cash flow.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer of Purchases of Common Stock
The following table provides information about purchases by the company during the quarter ended September 30, 2006 of its common stock.

			Total number	Maximum
			of shared	number of
			purchased as	shares that
			part of publicly	may yet
	Total number	Average	announced	be purchased
	of shares	price paid	plans or	under the plans
Period	purchased (1)	per share (2)	programs	or programs (3)

7/1/06 — 7/31/06	1,420	$32.84	—	3,793,700
8/1/06 — 8/31/06	4,713	32.70	—	3,793,700
9/1/06 — 9/30/06	55	32.10	—	3,793,700

Total	6,188	$32.73

(1)	Represents shares of the company’s common stock that are owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares and the exercise of stock options.

(2)	The average price paid per share is calculated using the daily high and low sales prices of the company’s common stock on the New York Stock Exchange at the time the employee tenders the shares.

(3)	Pursuant to the company’s 2000 common stock purchase plan, it may purchase up to four million shares of common stock at an amount not to exceed $180 million in the aggregate. The company may purchase shares under its 2000 common stock purchase plan until December 31, 2006. The company did not purchase any shares under its 2000 common stock purchase plan during the periods listed above. On November 3, 2006 the company adopted its 2006 common stock purchase plan, effective as of January 1, 2007. Pursuant to the 2006 common stock purchase plan, the company may purchase up to four million shares of common stock at an amount not to exceed $180 million, in the aggregate, until December 31, 2012.
Item 6. Exhibits

Exhibit
Number	Description

11	Computation of Per Share Earnings

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of James W. Griffith, President and Chief Executive Officer of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Glenn A. Eisenberg, Executive Vice President – Finance and Administration (Principal Financial Officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of James W. Griffith, President and Chief Executive Office, and Glenn A. Eisenberg, Executive Vice President – Finance and Administration (Principal Financial Officer) of The Timken Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY
Date November 8, 2006	By /s/ James W. Griffith
James W. Griffith
President, Chief Executive Officer and Director

Date November 8, 2006	By /s/ Glenn A. Eisenberg
Glenn A. Eisenberg
Executive Vice President — Finance and Administration (Principal Financial Officer)