Form 10-K
period 2006-12-31
TIMKEN CO
filed 2007-02-28
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission file number: 1-1169
THE TIMKEN COMPANY
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-0577130 (I.R.S. Employer Identification No.)

1835 Dueber Avenue, S.W., Canton, Ohio (Address of principal executive offices)	44706 (Zip Code)
(330) 438-3000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, without par value	Name of each exchange on which registered New York Stock Exchange
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
Large accelerated filer ☑                  Accelerated filer ☐                  Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As June 30, 2006, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was $2,836,362,258 based on the closing sale price as reported on the New York Stock Exchange.
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Shares, without par value	Outstanding at January 31, 2007 94,174,971 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2007 (Proxy Statement)	Parts Into Which Incorporated Part III

ii
THE TIMKEN COMPANY
INDEX TO FORM 10-K REPORT

PART I.
Item 1. Business
General
As used herein, the term “Timken” or the “company” refers to The Timken Company and its subsidiaries unless the context otherwise requires. Timken, an outgrowth of a business originally founded in 1899, was incorporated under the laws of the state of Ohio in 1904.
Timken is a leading global manufacturer of highly engineered bearings, alloy and specialty steel and related components. The company is the world’s largest manufacturer of tapered roller bearings and alloy seamless mechanical steel tubing and the largest North American-based bearings manufacturer. Timken had facilities in 27 countries on six continents and employed approximately 25,000 people as of December 31, 2006.
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
The tapered rollers permit ready absorption of both radial and axial load combinations. For this reason, tapered roller bearings are particularly well-adapted to reducing friction where shafts, gears or wheels are used. The uses for tapered roller bearings are diverse and include applications on passenger cars, light and heavy trucks and trains, as well as a wide variety of industrial applications, ranging from very small gear drives to bearings over two meters in diameter for wind energy machines. A number of applications utilize bearings with sensors to measure parameters such as speed, load, temperature or overall bearing condition.
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

Needle Bearings. With the acquisition of the Engineered Solutions business of Ingersol-Rand Company Limited (referred to as “Torrington”) in February 2003, the company became a leading global manufacturer of highly engineered needle roller bearings. Timken produces a broad range of radial and thrust needle roller bearings, as well as bearing assemblies, which are sold to original equipment manufacturers and industrial distributors worldwide. Major applications include automotive, consumer, construction, agriculture and general industrial.
Bearing Reconditioning. A small part of the business involves providing bearing reconditioning services for industrial and railroad customers, both internationally and domestically. These services accounted for less than 5% of the company’s net sales for the year ended December 31, 2006.
Aerospace Aftermarket Products and Services. Through strategic acquisitions and ongoing product development, Timken continues to expand its portfolio of replacement parts and services for the aerospace aftermarket, where they are used in both civil and military aircraft. In addition to a wide variety of power transmission and drive train components and modules, Timken supplies comprehensive maintenance, repair and overhaul services for gas turbine engines, gearboxes and accessory systems in rotary- and fixed-wing aircraft. Specific parts in addition to bearings include airfoils (such as blades, vanes, rotors and diffusers), nozzles, gears, and oil coolers. Services range from aerospace bearing repair and component reconditioning to the complete overhaul of engines, transmissions and fuel controls.
Steel. Steel products include steels of low and intermediate alloy, as well as some carbon grades. These products are available in a wide range of solid and tubular sections with a variety of lengths and finishes. These steel products are used in a wide array of applications, including bearings, automotive transmissions, engine crankshafts, oil drilling components, aerospace parts and other similarly demanding applications.
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
Geographical Financial Information

Geographic Financial Information	United States	Europe	Other Countries	Consolidated

(Dollars in thousands)

2006
Net sales	$3,370,244	$849,915	$753,206	$4,973,365
Non-current assets	1,578,856	285,840	266,557	2,131,253

2005
Net sales	$3,295,171	$812,960	$715,036	$4,823,167
Non-current assets	1,413,575	337,657	177,988	1,929,220

2004
Net sales	$2,900,749	$779,478	$606,970	$4,287,197
Non-current assets	1,399,155	398,925	221,112	2,019,192

Industry Segments
The company has three reportable segments: Industrial Group, Automotive Group and Steel Group. Financial information for the segments is discussed in Note 14 to the Consolidated Financial Statements.
Description of types of products and services from which each reportable segment derives its revenues
The company’s reportable segments are business units that target different industry segments or types of product. Each reportable segment is managed separately because of the need to specifically address customer needs in these different industries.
The Automotive Group includes sales of bearings and other products and services (other than steel) to automotive original equipment manufacturers, or OEMs, for passenger cars, trucks and trailers. The Industrial Group includes sales of bearings and other products and services (other than steel) to a diverse customer base, including industrial equipment, off-highway, rail and aerospace and defense customers. The Industrial Group also includes aftermarket distribution operations, including automotive applications, for products other than steel. The company’s bearing products are used in a variety of products and applications, including passenger cars, trucks, locomotive and railroad cars, machine tools, rolling mills and farm and construction equipment, aircraft, missile guidance systems, computer peripherals and medical instruments.
The Steel Group includes sales of low and intermediate alloy and carbon grade steel. These are available in a wide range of solid and tubular sections with a variety of lengths and finishes. The company also manufactures custom-made steel products, including precision steel components. Approximately 10% of the company’s steel is consumed in its bearing operations. In addition, sales are made to other anti-friction bearing companies and to the automotive and truck, forging, construction, industrial equipment, oil and gas drilling and aircraft industries and to steel service centers. In 2006, the company sold its Latrobe Steel subsidiary. This business was part of the Steel Group for segment reporting purposes. This business has been treated as discontinued operations for all periods presented.
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
Factors used by management to identify the enterprise’s reportable segments
The company reports net sales by geographic area in a manner that is more reflective of how the company operates its segments, which is by the destination of net sales. Non-current assets by geographic area are reported by the location of the subsidiary.
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
Traditionally, a main focus of the company’s sales strategy has consisted of collaborative projects with customers. For this reason, the company’s sales forces are primarily located in close proximity to its customers rather than at production sites. In some instances, the sales forces are located inside customer facilities. The company’s sales force is highly trained and knowledgeable regarding all bearings products, and associates assist customers during the development and implementation phases and provide ongoing support.
The company has a joint venture in North America focused on joint logistics and e-business services. This alliance is called CoLinx, LLC and was founded by Timken, SKF, INA and Rockwell Automation. The e-business service was launched in April 2001 and is focused on information and business services for authorized distributors in the Industrial Group. The company also has another e-business joint venture which focuses on information and business services for authorized industrial distributors in Europe, Latin America and Asia. This alliance, which Timken founded with SKF, Sandvik AB, INA and Reliance, is called Endorsia.com International AB.
Timken’s steel products are sold principally by its own sales organization. Most orders are customized to satisfy customer-specific applications and are shipped directly to customers from Timken’s steel manufacturing plants. Approximately 10% of Timken’s Steel Group net sales are intersegment sales. In addition, sales are made to other anti-friction bearing companies and to the automotive and truck, forging, construction, industrial equipment, oil and gas drilling and aircraft industries and to steel service centers.
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
Competition within the steel industry, both domestically and globally, is intense and is expected to remain so. However, the recent combination of a weakened U.S. dollar, worldwide rationalization of uncompetitive capacity, raw material cost increases and North American and global market strength have allowed steel industry prices to increase and margins to improve. Timken’s worldwide competitors for steel bar products include North American producers such as Republic, Mac Steel, Mittal, Steel Dynamics, Nucor and a wide variety of offshore steel producers who export into North America. Competitors for seamless mechanical tubing include Dofasco, Plymouth Tube, Michigan Seamless Tube, V & M Tube, Sanyo Special Steel, Ovako and Tenaris. Competitors in the precision steel components sector include Formtec, Linamar, Jernberg and overseas companies such as Tenaris, Ovako, Stackpole and FormFlo.
Maintaining high standards of product quality and reliability while keeping production costs competitive is essential to Timken’s ability to compete with domestic and foreign manufacturers in both the anti-friction bearing and steel businesses.

Trade Law Enforcement
The U.S. government has six antidumping duty orders in effect covering ball bearings from five countries and tapered roller bearings from China. The five countries covered by the ball bearing orders are France, Germany, Italy, Japan and the United Kingdom. The company is a producer of these products in the United States. The U.S. government determined in August 2006 that each of these six antidumping duty orders should remain in effect for an additional five years.
Continued Dumping and Subsidy Offset Act (CDSOA)
The CDSOA provides for distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and people. The company reported CDSOA receipts, net of expenses, of $87.9 million, $77.1 million and $44.4 million in 2006, 2005 and 2004, respectively.
The amount for 2004 was net of the amount that Timken delivered to the seller of the Torrington business, pursuant to the terms of the agreement under which the company purchased Torrington. In 2004, Timken delivered to the seller of the Torrington business 80% of the CDSOA payments received in 2004 for Torrington’s bearing business.
In September 2002, the World Trade Organization (WTO) ruled that CDSOA payments are not consistent with international trade rules. In February 2006, U.S. legislation was enacted that would end CDSOA distributions for imports covered by antidumping duty orders entering the U.S. after September 30, 2007. Instead, any such antidumping duties collected would remain with the U.S. Treasury. This legislation is not expected to have a significant effect on potential CDSOA distributions in 2007, but would be expected to reduce likely distributions in years beyond 2007, with distributions eventually ceasing.
In separate cases in July and September 2006, the U.S. Court of International Trade (CIT) ruled that the procedure for determining recipients eligible to receive CDSOA distributions is unconstitutional. The CIT has not ruled on other matters, including any remedy as a result of its ruling. The company expects that these rulings of the CIT will be appealed. The company is unable to determine, at this time, if these rulings will have a material adverse impact on the company’s financial results.
In addition to the CIT rulings, there are a number of factors that can affect whether the company receives any CDSOA distributions and the amount of such distributions in any year. These factors include, among other things, potential additional changes in the law, ongoing and potential additional legal challenges to the law and the administrative operation of the law. Accordingly, the company cannot reasonably estimate the amount of CDSOA distributions it will receive in future years, if any. If the company does receive CDSOA distributions in 2007, they likely will be received in the fourth quarter.

Joint Ventures
The balances related to investments accounted for under the equity method are reported in other non-current assets on the Consolidated Balance Sheet, which were approximately $12.1 million and $19.9 million at December 31, 2006 and 2005, respectively.
During 2002, the company’s Automotive Group formed a joint venture, Advanced Green Components, LLC (AGC), with Sanyo Special Steel Co., Ltd. (Sanyo) and Showa Seiko Co., Ltd. (Showa). AGC is engaged in the business of converting steel to machined rings for tapered bearings and other related products. The company had been accounting for its investment in AGC under the equity method since AGC’s inception. During the third quarter of 2006, AGC refinanced its long-term debt of $12.2 million. The company guaranteed half of this obligation. The company concluded the refinancing represented a reconsideration event to evaluate whether AGC was a variable interest entity under FASB Interpretation No. 46 (revised December 2003). The company concluded that AGC was a variable interest entity and the company was the primary beneficiary. Therefore, the company consolidated AGC, effective September 30, 2006. As of September 30, 2006, the net assets of AGC were $9.0 million, primarily consisting of the following: inventory of $5.7 million; property, plant and equipment of $27.2 million; goodwill of $9.6 milion; short-term and long-term debt of $20.3 million; and other non-current liabilities of $7.4 million. The $9.6 million of goodwill was subsequently written-off as part of the annual test for impairment in accordance with Statement of Financial Accounting Standards No. 142. All of AGC’s assets are collateral for its obligations. Except for AGC’s indebtedness for which the company is a guarantor, AGC’s creditors have no recourse to the assets of the company.
Backlog
The backlog of orders of Timken’s domestic and overseas operations is estimated to have been $1.96 billion at December 31, 2006 and $1.98 billion at December 31, 2005. Actual shipments are dependent upon ever-changing production schedules of the customer. Accordingly, Timken does not believe that its backlog data and comparisons thereof, as of different dates, are reliable indicators of future sales or shipments.
Raw Materials
The principal raw materials used by Timken in its North American bearing plants to manufacture bearings are its own steel tubing and bars, purchased strip steel and energy resources. Outside North America, the company purchases raw materials from local sources with whom it has worked closely to ensure steel quality, according to its demanding specifications.
The principal raw materials used by Timken in steel manufacturing are scrap metal, nickel and other alloys. The availability and prices of raw materials and energy resources are subject to curtailment or change due to, among other things, new laws or regulations, changes in demand levels, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels. For example, the weighted average price of scrap metal increased 87.1% from 2003 to 2004, decreased 7.7% from 2004 to 2005 and increased 7.9% from 2005 to 2006. Prices for raw materials and energy resources continue to remain high compared to historical levels.
The company continues to expect that it will be able to pass a significant portion of these increased costs through to customers in the form of price increases or raw material surcharges.
Disruptions in the supply of raw materials or energy resources could temporarily impair the company’s ability to manufacture its products for its customers or require the company to pay higher prices in order to obtain these raw materials or energy resources from other sources, which could affect the company’s sales and profitability. Any increase in the prices for such raw materials or energy resources could materially affect the company’s costs and its earnings.
Timken believes that the availability of raw materials and alloys is adequate for its needs, and, in general, it is not dependent on any single source of supply.

Research
Timken has developed a significant global footprint of technology centers.
The company operates four corporate innovation and development centers. The largest technical center is located in North Canton, Ohio, near Timken’s world headquarters, and it supports innovation and know-how for friction management product lines, such as tapered roller bearings and needle bearings. In 2006, Timken opened a new technical center in Greenville, South Carolina, to support innovation and know–how for power transmission product lines. The company also supports related technical capabilities with facilities in Bangalore, India and Brno, Czech Republic.
In addition, Timken’s business groups operate several technology centers for product excellence within the United States in Mesa, Arizona, and Keene and Lebanon, New Hampshire. Within Europe, technology is developed in Ploiesti, Romania; Colmar, France; and Halle-Westfallen, Germany.
The company’s technology commitment is to develop new and improved friction management and power transmission product designs, such as tapered roller bearings and needle bearings, with a heavy influence in related steel materials and lean manufacturing processes.
Expenditures for research, development and application amounted to approximately $67.9 million, $60.1 million, and $56.7 million in 2006, 2005 and 2004, respectively. Of these amounts, $8.0 million, $7.2 million and $6.7 million, respectively, were funded by others.
Environmental Matters
The company continues its efforts to protect the environment and comply with environmental protection laws. Additionally, it has invested in pollution control equipment and updated plant operational practices. The company is committed to implementing a documented environmental management system worldwide and to becoming certified under the ISO 14001 standard where appropriate to meet or exceed customer requirements. By the end of 2006, 30 of the company’s plants had obtained ISO 14001 certification.
The company believes it has established adequate reserves to cover its environmental expenses and has a well-established environmental compliance audit program, which includes a proactive approach to bringing its domestic and international units to higher standards of environmental performance. This program measures performance against applicable laws, as well as standards that have been established for all units worldwide. It is difficult to assess the possible effect of compliance with future requirements that differ from existing ones. As previously reported, the company is unsure of the future financial impact to the company that could result from the United States Environmental Protection Agency’s (EPA’s) final rules to tighten the National Ambient Air Quality Standards for fine particulate and ozone. The company is also unsure of potential future financial impacts to the company that could result from possible future legislation regulating emissions of greenhouse gases.
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
Employment
At December 31, 2006, Timken had 25,418 associates. Approximately 17% of Timken’s U.S. associates are covered under collective bargaining agreements.
Available Information
Timken’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available, free of charge, on Timken’s website at www.timken.com as soon as reasonably practical after electronically filing or furnishing such material with the SEC.
Item 1A: Risk Factors
The following are certain risk factors that could affect our business, financial condition and result of operations. The risks that are highlighted below are not the only ones that we face. These risk factors should be considered in connection with evaluating forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause our actual results and financial condition to differ materially from those projected in forward-looking statements. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected.
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
Competition within the steel industry, both domestically and worldwide, is intense and is expected to remain so. Global production overcapacity has occurred in the past and may reoccur in the future, which, when combined with high levels of steel imports into the United States, may exert downward pressure on domestic steel prices and result in, at times, a dramatic narrowing, or with many companies the elimination, of gross margins. In addition, many of our competitors are continuously exploring and implementing strategies, including acquisitions, which focus on manufacturing higher margin products that compete more directly with our steel products. These factors could lead to significant downward pressure on prices for our steel products, which could have a materially adverse effect on our revenues and profitability.
We may not be able to realize the anticipated benefits from, or successfully execute, Project O.N.E.
During 2005, we began implementing Project O.N.E., a multi-year program designed to improve business processes and systems to deliver enhanced customer service and financial performance. During 2007, we expect the first major U.S. implementation of Project O.N.E. We may not be able to realize the anticipated benefits from or successfully execute this program. Our future success will depend, in part, on our ability to improve our business processes and systems. We may not be able to successfully do so without substantial costs, delays or other difficulties. We may face significant challenges in improving our processes and systems in a timely and efficient manner.

Implementing Project O.N.E. will be complex and time-consuming, may be distracting to management and disruptive to our businesses, and may cause an interruption of, or a loss of momentum in, our businesses as a result of a number of obstacles, such as:
•	the loss of key associates or customers,

•	the failure to maintain the quality of customer service that we have historically provided;

•	the need to coordinate geographically diverse organizations; and

•	the resulting diversion of management’s attention from our day-to-day business and the need to dedicate additional management personnel to address obstacles to the implementation of Project O.N.E.
If we are not successful in executing Project O.N.E., or if it fails to achieve the anticipated results, then our operations, margins, sales and reputation could be adversely affected.
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
Warranty, recall or product liability claims could materially adversely affect our earnings.
In our business, we are exposed to warranty and product liability claims. In addition, we may be required to participate in the recall of a product. A successful warranty or product liability claim against us, or a requirement that we participate in a product recall, could have a materially adverse effect on our earnings.
The failure to achieve the anticipated results of our Automotive Group initiatives could materially affect our earnings.
During 2005, we began restructuring our Automotive Group operations to address challenges in the automotive markets. We expect that this restructuring will cost approximately $80 million to $90 million (pretax) and we are targeting annual pretax savings of approximately $40 million by 2008. In response to reduced production demand from North American automotive manufacturers, in September 2006, we announced further planned reductions in our Automotive Group workforce of approximately 700 associates. We expect that this workforce reduction will cost approximately $25 million (pretax) and we are targeting annual pretax savings of approximately $35 million by 2008. The failure to achieve the anticipated results of our Automotive Group restructuring and workforce reduction initiatives, including our targeted annual savings, could adversely affect our earnings.
The failure to achieve the anticipated results of our Canton bearing operation rationalization initiative could materially adversely affect our earnings.
After reaching a new four-year agreement with the union representing employees in the Canton, Ohio bearing and steel plants in 2005, we refined our plans to rationalize our Canton bearing operations. We expect that this rationalization initiative will cost approximately $35 million to $40 million (pretax) over the next three years and we are targeting annual pretax savings of approximately $25 million. The failure to achieve the anticipated results of this initiative, including our targeted annual savings, could adversely affect our earnings.
We may incur further impairment and restructuring charges that could materially affect our profitability.
We have taken approximately $82.6 million in impairment and restructuring charges for our Automotive Group restructuring and workforce reduction and the rationalization of our Canton bearing operations during 2006 and 2005 and expect to take additional charges in connection with these initiatives. Changes in business or economic conditions, or our business strategy may result in additional restructuring programs and may require us to take additional charges in the future, which could have a materially adverse effect on our earnings.

Any reduction of CDSOA distributions in the future would reduce our earnings and cash flows.
The CDSOA provides for distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and people. The company reported CDSOA receipts, net of expenses, of $87.9 million, $77.1 million and $44.4 million in 2006, 2005 and 2004, respectively. In February 2006, U.S. legislation was enacted that would end CDSOA distributions for imports covered by antidumping duty orders entering the United States after September 30, 2007. Instead, any such antidumping duties collected would remain with the U.S. Treasury. This legislation is not expected to have a significant effect on potential CDSOA distributions in 2007, but would be expected to reduce any distributions in years beyond 2007, with distributions eventually ceasing.
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
In addition to the CIT ruling, there are a number of other factors that can affect whether the company receives any CDSOA distributions and the amount of such distributions in any year. These factors include, among other things, potential additional changes in the law, other ongoing and potential additional legal challenges to the law, and the administrative operation of the law. It is possible that CIT rulings might prevent us from receiving any CDSOA distributions in 2007. Any reduction of CDSOA distributions would reduce our earnings and cash flow.
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
Certain automotive industry companies have recently experienced significant financial downturns. In 2005, we increased our reserve for accounts receivable relating to our automotive industry customers. If any of our automotive industry customers becomes insolvent or files for bankruptcy, our ability to recover accounts receivable from that customer would be adversely affected and any payment we received in the preference period prior to a bankruptcy filing may be potentially recoverable. In addition, financial instability of certain companies that participate in the automotive industry supply chain could disrupt production in the industry. A disruption of production in the automotive industry could have a materially adverse effect on our financial condition and earnings.
Environmental regulations impose substantial costs and limitations on our operations and environmental compliance may be more costly than we expect.
We are subject to the risk of substantial environmental liability and limitations on our operations due to environmental laws and regulations. We are subject to various federal, state, local and foreign environmental, health and safety laws and regulations concerning issues such as air emissions, wastewater discharges, solid and hazardous waste handling and disposal and the investigation and remediation of contamination. The risks of substantial costs and liabilities related to compliance with these laws and regulations are an inherent part of our business, and future conditions may develop, arise or be discovered that create substantial environmental compliance or remediation liabilities and costs.
Compliance with environmental legislation and regulatory requirements may prove to be more limiting and costly than we anticipate. New laws and regulations, including those which may relate to emissions of greenhouse gases, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our business, financial condition or results of operations. We may also be subject from time to time to legal proceedings brought by private parties or governmental authorities with respect to environmental matters, including matters involving alleged property damage or personal injury.

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
These and other risks may also increase the relative price of our products compared to those manufactured in other countries, reducing the demand for our products in the markets in which we operate, which could have a materially adverse effect on our revenues and earnings.
Underfunding of our defined benefit and other postretirement plans has caused and may continue to cause a significant reduction in our shareholders’ equity.
As a result of recent accounting standards, the underfunded status of our pension fund assets and our postretirement health care obligations, we were required to take a total net reduction of $276 million, net of income taxes, against our shareholders’ equity in 2006. We may be required to take further charges related to pension and other postretirement liabilities in the future and these charges may be significant.

The underfunded status of our pension fund assets will cause us to prepay the funding of our pension obligations which may divert funds from other uses.
The increase in our defined benefit pension obligations, as well as our ongoing practice of managing our funding obligations over time, have led us to prepay a portion of our funding obligations under our pension plans. We made cash contributions of $243 million, $226 million and $185 million in 2006, 2005 and 2004, respectively, to our U.S.-based pension plans and currently expect to make cash contributions of $80 million in 2007 to such plans. However, we cannot predict whether changing economic conditions or other factors will lead us or require us to make contributions in excess of our current expectations, diverting funds we would otherwise apply to other uses.
Work stoppages or similar difficulties could significantly disrupt our operations, reduce our revenues and materially affect our earnings.
A work stoppage at one or more of our facilities could have a materially adverse effect on our business, financial condition and results of operations. Also, if one or more of our customers were to experience a work stoppage, that customer would likely halt or limit purchases of our products, which could have a materially adverse effect on our business, financial condition and results of operations.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Timken has Automotive Group, Industrial Group and Steel Group manufacturing facilities at multiple locations in the United States and in a number of countries outside the United States. The aggregate floor area of these facilities worldwide is approximately 16,669,000 square feet, all of which, except for approximately 1,619,000 square feet, is owned in fee. The facilities not owned in fee are leased. The buildings occupied by Timken are principally made of brick, steel, reinforced concrete and concrete block construction. All buildings are in satisfactory operating condition in which to conduct business.
Timken’s Automotive and Industrial Groups’ manufacturing facilities in the United States are located in Bucyrus, Canton, New Philadelphia, and Niles, Ohio; Altavista, Virginia; Randleman, Iron Station and Rutherfordton, North Carolina; Carlyle, Illinois; South Bend, Indiana; Gaffney, Clinton, Union, Honea Path and Walhalla, South Carolina; Cairo, Norcross, Sylvania, Ball Ground and Dahlonega, Georgia; Pulaski and Mascot, Tennessee; Keene and Lebanon, New Hampshire; Lenexa, Kansas; Ogden, Utah; Mesa, Arizona; and Los Alamitos, California. These facilities, including the research facility in Canton, Ohio, and warehouses at plant locations, have an aggregate floor area of approximately 7,193,000 square feet. The company’s Watertown, Connecticut facility was sold on December 18, 2006.
Timken’s Automotive and Industrial Groups’ manufacturing plants outside the United States are located in Benoni, South Africa; Brescia, Italy; Colmar, Vierzon, Maromme and Moult, France; Northampton and Wolverhampton, England; Medemblik, The Netherlands; Bilbao, Spain; Halle-Westfallen, Germany; Olomouc, Czech Republic; Ploiesti, Romania; Mexico City, Mexico; Sao Paulo, Brazil; Singapore, Singapore; Jamshedpur, India; Sosnowiec, Poland; St. Thomas and Bedford, Canada; and Yantai and Wuxi, China. The facilities, including warehouses at plant locations, have an aggregate floor area of approximately 5,199,000 square feet. The company’s Nova Friburgo, Brazil facility was sold on December 18, 2006.
Timken’s Steel Group’s manufacturing facilities in the United States are located in Canton and Eaton, Ohio; and Columbus, North Carolina. These facilities have an aggregate floor area of approximately 3,624,000 square feet. The company’s Wauseon and Vienna, Ohio; Franklin and Latrobe, Pennsylvania; and White House, Tennessee facilities were sold on December 8, 2006.
Timken’s Steel Group’s manufacturing facilities outside the United States are located in Leicester and Sheffield, England. These facilities have an aggregate floor area of approximately 653,000 square feet. The company’s Fougeres and Marnaz, France facilities were sold on June 30, 2006.
In addition to the manufacturing and distribution facilities discussed above, Timken owns warehouses and steel distribution facilities in the United States, United Kingdom, France, Singapore, Mexico, Argentina, Australia, Brazil, Germany and China, and leases several relatively small warehouse facilities in cities throughout the world.
During 2006, the utilization by plant varied significantly due to decreasing demand across all automotive markets, and decreasing demand in industrial sectors served by Automotive Group plants. The overall Automotive Group plant utilization was between approximately 75% and 85%, lower than 2005. In 2006, as a result of the higher industrial global demand, Industrial Group plant utilization was between 85% and 90%, which was the same as 2005. Also, in 2006, Steel Group plants operated at near capacity, which was similar to 2005.
Item 3. Legal Proceedings
The company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a materially adverse effect on the company’s consolidated financial position or results of operations.
In July 2006, the company entered into a settlement agreement with the State of Ohio concerning both a violation of Ohio air pollution control laws, which was discovered by the company and voluntarily disclosed to the State of Ohio more than ten years ago, as well as a failed grinder bag house stack test, which was corrected within three days. Pursuant to the terms of the settlement agreement, the company has agreed to pay $200,000. The company will receive a credit of $22,500 of the total settlement amount due to the company’s investments in approved supplemental environmental projects. Pursuant to the terms of the settlement agreement, the company also conducted additional testing of certain equipment.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

Item 4A. Executive Officers of the Registrant
The executive officers are elected by the Board of Directors normally for a term of one year and until the election of their successors. All executive officers, except for three, have been employed by Timken or by a subsidiary of the company during the past five-year period. The executive officers of the company as of February 28, 2007 are as follows:

Name	Age	Current Position and Previous Positions During Last Five Years

Ward J. Timken, Jr.	39	2000	Corporate Vice President — Office of the Chairman
		2002	Corporate Vice President — Office of the Chairman; Director
		2003	Executive Vice President and President — Steel Group; Director
		2005	Chairman of the Board

James W. Griffith	53	1999	President and Chief Operating Officer; Director
		2002	President and Chief Executive Officer; Director

Michael C. Arnold	50	2000	President — Industrial Group

William R. Burkhart	41	2000	Senior Vice President and General Counsel

Alastair R. Deane	45	2000	Senior Vice President of Engineering, Automotive Driveline
			Driveshaft business group of GKN Automotive, Incorporated, a global
			supplier of driveline components and systems.
		2005	Senior Vice President — Technology, The Timken Company

Jacqueline A. Dedo	45	2000	Vice President and General Manager Worldwide Market
			Operations, Motorola, Inc., a global communications company
		2004	President — Automotive Group, The Timken Company

Glenn A. Eisenberg	45	1999	President and Chief Operating Officer, United Dominion
			Industries, an international manufacturing, construction and
			engineering firm
		2002	Executive Vice President — Finance and Administration,
			The Timken Company

J. Ted Mihaila	52	2001	Controller, Industrial Group
		2006	Senior Vice President and Controller

Salvatore J. Miraglia, Jr.	56	1999	Senior Vice President — Technology
		2005	President — Steel Group

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The company’s common stock is traded on the New York Stock Exchange under the symbol “TKR.” The estimated number of record holders of the company’s common stock at December 31, 2006 was approximately 6,697. The estimated number of beneficial shareholders at December 31, 2006 was approximately 42,608.
The following table provides information about the high and low sales prices for the company’s common stock and dividends paid for each quarter for the last two fiscal years.

	2006			2005
	Stock prices		Dividends	Stock prices		Dividends
	High	Low	per share	High	Low	per share
First quarter	$36.58	$26.57	$0.15	$29.50	$22.73	$0.15
Second quarter	$36.25	$27.68	$0.15	$27.68	$22.80	$0.15
Third quarter	$34.99	$29.05	$0.16	$30.06	$22.90	$0.15
Fourth quarter	$31.89	$27.60	$0.16	$32.84	$25.25	$0.15

*	Total return assumes reinvestment of dividends.

**	Fiscal years ending December 31.
Assumes $100 invested on January 1, 2002, in Timken Company common stock, S&P 500 Index and Peer Index.

	2002	2003	2004	2005	2006
Timken Company	$121.35	$131.59	$174.59	$219.56	$204.14
S&P 500	77.90	100.24	111.15	116.61	135.02
80% Bearing/20% Steel ***	99.31	142.89	182.83	274.99	366.39

***	Effective in 2003, the weighting of the peer index was revised from 70% Bearing/30% Steel to more accurately reflect the company’s post-Torrington acquisition.
The line graph compares the cumulative total shareholder returns over five years for The Timken Company, the S&P 500 Stock Index, and a peer index that proportionally reflects The Timken Company’s two businesses. The S&P Steel Index comprises the steel portion of the peer index. This index was comprised of seven steel companies in 1996 and is now three (Allegheny Technologies, Nucor and US Steel Corp.), as industry consolidation and bankruptcy have reduced the number of companies in the index. The remaining portion of the peer index is a self-constructed bearing index that consists of six companies. These six companies are Kaydon, FAG, JTETK (formerly Koyo Seiko), NSK, NTN and SKF. The last five are non-US bearing companies that are based in Germany (FAG), Japan (JTETK, NSK, NTN), and Sweden (SKF). FAG was eliminated from the bearing index in 2003 when its minority interests were acquired and its shares delisted.

Issuer Purchases of Common Stock:
The following table provides information about purchases by the company during the quarter ended December 31, 2006 of its common stock.

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet
	Total Number		Part of Publicly	be Purchased Under
	of Shares	Average Price Paid	Announced Plans or	the Plans or
Period	Purchased (1)	per Share (2)	Programs (3)	Programs (3)

10/1/06 — 10/31/06	—	$—	—	3,793,700
11/1/06 — 11/30/06	1,942	30.77	—	3,793,700
12/1/06 — 12/31/06	6,850	30.71	—	3,793,700

Total	8,792	$30.72	—	3,793,700

(1)	Consists solely of company repurchases of shares of its common stock that are owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares and the exercise of stock options.

(2)	The average price paid per share is calculated using the daily high and low sales prices of the company’s common stock as quoted on the New York Stock Exchange at the time the employee tenders the shares.

(3)	Pursuant to the company’s 2000 common stock purchase plan, the company may purchase up to four million shares of common stock at an amount not to exceed $180 million in the aggregate. The company was authorized to purchase shares under its 2000 common stock purchase plan until December 31, 2006. The company did not purchase any shares under its 2000 common stock purchase plan during the periods listed above. On November 3, 2006, the company adopted its 2006 common stock purchase plan, effective as of January 1, 2007. Pursuant to the 2006 common stock purchase plan, the company may purchase up to four million shares of common stock at an amount not to exceed $180 million, in the aggregate, until December 31, 2012.

Item 6. Selected Financial Data
Summary of Operations and Other Comparative Data

	2006	2005	2004	2003	2002

(Dollars in thousands, except per share data)

Statements of Income
Net Sales
Industrial	$2,072,495	$1,925,211	$1,709,770	$1,498,832	$971,534
Automotive	1,573,034	1,661,048	1,582,226	1,396,104	752,763
Steel	1,327,836	1,236,908	995,201	731,554	659,780

Total net sales	4,973,365	4,823,167	4,287,197	3,626,490	2,384,077

Gross profit	1,005,844	999,957	824,376	632,082	462,749
Selling, administrative and general expenses	677,342	646,904	575,910	511,053	345,240
Impairment and restructuring charges	44,881	26,093	13,538	19,154	31,852
Loss on divestitures	64,271	—	—	—	—
Operating income	219,350	326,960	234,928	101,875	85,657
Other income (expense) — net	79,666	67,726	12,100	9,903	36,326
Earnings before interest and taxes (EBIT) (1)	299,016	394,686	247,028	111,778	121,983
Interest expense	49,387	51,585	50,834	48,401	31,540
Income from continuing operations	176,439	233,656	134,046	38,940	55,385
Income from discontinued operations, net of income taxes	46,088	26,625	1,610	(2,459)	(16,636)
Net income	$222,527	$260,281	$135,656	$36,481	$38,749

Balance Sheets
Inventories — net	$952,310	$900,294	$799,717	$634,906	$425,003
Property, plant and equipment — net	1,601,559	1,474,074	1,508,598	1,531,423	1,142,056
Total assets	4,031,533	3,993,734	3,942,909	3,689,789	2,748,356
Total debt:
Commercial paper	—	—	—	—	8,999
Short-term debt	40,217	63,437	157,417	114,469	78,354
Current portion of long-term debt	10,236	95,842	1,273	6,725	23,781
Long-term debt	547,390	561,747	620,634	613,446	350,085

Total debt:	597,843	721,026	779,324	734,640	461,219
Net debt:
Total debt	597,843	721,026	779,324	734,640	461,219
Less: cash and cash equivalents	(101,072)	(65,417)	(50,967)	(28,626)	(82,050)

Net debt: (2)	496,771	655,609	728,357	706,014	379,169
Total liabilities	2,555,353	2,496,667	2,673,061	2,600,162	2,139,270
Shareholders’ equity	$1,476,180	$1,497,067	$1,269,848	$1,089,627	$609,086
Capital:
Net debt	496,771	655,609	728,357	706,014	379,169
Shareholders’ equity	1,476,180	1,497,067	1,269,848	1,089,627	609,086

Net debt + shareholders’ equity (capital)	1,972,951	2,152,676	1,998,205	1,795,641	988,255

Other Comparative Data
Income from continuing operations/Net sales	3.5%	4.8%	3.1%	1.1%	2.3%
EBIT /Net sales	6.0%	8.2%	5.8%	3.1%	5.1%
Return on equity (3)	12.0%	15.6%	10.6%	3.6%	9.1%
Net sales per associate (4)	$191.5	$186.7	$170.0	$170.6	$135.8
Capital expenditures	$296,093	$217,411	$143,781	$125,596	$87,869
Depreciation and amortization	$196,592	$209,656	$201,173	$200,548	$137,451
Capital expenditures /Net sales	6.0%	4.5%	3.4%	3.5%	3.7%
Dividends per share	$0.62	$0.60	$0.52	$0.52	$0.52
Earnings per share (5)	$2.38	$2.84	$1.51	$0.44	$0.63
Earnings per share — assuming dilution (5)	$2.36	$2.81	$1.49	$0.44	$0.62
Net debt to capital (2)	25.2%	30.5%	36.5%	39.3%	38.4%
Number of associates at year-end (6)	25,418	26,528	25,128	25,299	17,226
Number of shareholders (7)	42,608	54,514	42,484	42,184	44,057

(1)	EBIT is defined as operating income plus other income (expense) — net.

(2)	The company presents net debt because it believes net debt is more representative of the company’s indicative financial position due to temporary changes in cash and cash equivalents.

(3)	Return on equity is defined as income from continuing operations divided by ending shareholders’ equity.

(4)	Based on average number of associates employed during the year.

(5)	Based on average number of shares outstanding during the year and includes discontinued operations for all periods presented.

(6)	Adjusted to exclude Latrobe Steel for all periods.

(7)	Includes an estimated count of shareholders having common stock held for their accounts by banks, brokers and trustees for benefit plans.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Introduction
The Timken Company is a leading global manufacturer of highly engineered anti-friction bearings and alloy steels and a provider of related products and services. Timken operates under three segments: Industrial Group, Automotive Group and Steel Group.
The Industrial and Automotive Groups design, manufacture and distribute a range of bearings and related products and services. Industrial Group customers include both original equipment manufacturers and distributors for agriculture, construction, mining, energy, mill, machine tool, aerospace and rail applications. Automotive Group customers include original equipment manufacturers and suppliers for passenger cars, light trucks, and medium- to heavy-duty trucks. Steel Group products include steels of low and intermediate alloy and carbon grades, in both solid and tubular sections, as well as custom-made steel products for both industrial and automotive applications, including bearings.
Financial Overview
2006 compared to 2005
Overview:

	2006	2005	$Change	% Change

(Dollars in millions, except earnings per share)
Net sales	$4,973.4	$4,823.2	$150.2	3.1%
Income from continuing operations	176.4	233.7	(57.3)	(24.5)%
Income from discontinued operations	46.1	26.6	19.5	73.3%
Net income	222.5	260.3	(37.8)	(14.5)%
Diluted earnings per share:
Continuing operations	$1.87	$2.52	$(0.65)	(25.8)%
Discontinued operations	0.49	0.29	0.20	69.0%
Net income per share	$2.36	$2.81	$(0.45)	(16.0)%
Average number of shares — diluted	94,294,716	92,537,529	—	1.9%

The Timken Company reported net sales for 2006 of approximately $5.0 billion, compared to $4.8 billion in 2005, an increase of 3.1%. Sales were higher across the Industrial and Steel Groups, offset by lower sales in the Automotive Group. In December 2006, the company completed the divestiture of its Latrobe Steel subsidiary. Discontinued operations represent the operating results and related gain on sale, net of tax, of this business. For 2006, earnings per diluted share were $2.36, compared to $2.81 per diluted share for 2005. Income from continuing operations per diluted share was $1.87, compared to $2.52 per diluted share for 2005.
The ongoing strength of global industrial markets drove the increase in Industrial and Steel Group sales, while the declines in North American automotive demand during the second half of 2006 constrained results. The company’s growth initiatives, loss on divestitures and restructuring the company’s operations, also constrained overall results. The company continued its focus on increasing production capacity in targeted areas, including major capacity expansions for industrial products at several manufacturing locations around the world. The company expects the strength in industrial markets will continue in 2007 and drive year-over-year sales increases in both the Industrial and Steel Groups.
While global industrial markets are expected to remain strong, the improvements in the company’s operating performance will be partially constrained by investments, including Project O.N.E. and Asian growth initiatives. Project O.N.E. is a program designed to improve the company’s business processes and systems. In 2006, the company successfully completed a pilot program of Project O.N.E. in Canada. The objective of Asian growth initiatives is to increase market share, influence major design centers and expand the company’s network of sources of globally competitive friction management products.
The company’s strategy for the Industrial Group is to pursue growth in selected industrial markets and achieve a leadership position in targeted Asian markets. In 2006, the company invested in three new plants in Asia to build the infrastructure to support its Asian growth initiative. The company also expanded its capacity in aerospace products by investing in a new aerospace aftermarket facility in Mesa, Arizona and through the acquisition of the assets of Turbo Engines, Inc. in December 2006. The new facility in Mesa, which will include manufacturing and engineering functions, more than doubles the capacity of the company’s previous aerospace aftermarket operations in Gilbert, Arizona. In addition, the company is increasing large-bore bearing capacity in Romania, China and the United States to serve heavy industrial markets. The company is also expanding its line of industrial seals to include large-bore seals to provide a more complete line of friction management products to distribution channels.

The company’s strategy for the Automotive Group is to make structural changes to its business to improve its financial performance. In 2005, the company disclosed plans for its Automotive Group to restructure its business. These plans included the closure of its automotive engineering center in Torrington, Connecticut and its manufacturing engineering center in Norcross, Georgia. These facilities were consolidated into a new technology facility in Greenville, South Carolina. Additionally, the company announced the closure of its manufacturing facility in Clinton, South Carolina. In February 2006, the company announced plans to downsize its manufacturing facility in Vierzon, France.
In September 2006, the company announced further planned reductions in its Automotive Group workforce of approximately 700 associates. These plans are targeted to deliver annual pretax savings of approximately $35 million by 2008, with pretax costs of approximately $25 million.
In December 2006, the company completed the divestiture of its Steering business located in Watertown, Connecticut and Nova Friburgo, Brazil, resulting in a loss on divestiture of $54.3 million. The Steering business employed approximately 900 associates.
The company’s strategy for the Steel Group is to focus on opportunities where the company can offer differentiated capabilities while driving profitable growth. In 2006, the company announced plans to invest in a new induction heat-treat line in Canton, Ohio, which will increase capacity and the ability to provide differentiated product to more customers in its global energy markets. In January 2007, the company announced plans to invest approximately $60 million to enable the company to competitively produce steel bars down to 1-inch diameter for use in power transmission and friction management applications for a variety of customers, including the rapidly growing automotive transplants. In 2006, the company also completed the divestiture of its Latrobe Steel subsidiary and its Timken Precision Steel Components — Europe business. In addition, the company announced plans to exit its seamless steel tube manufacturing operations located in Desford, England.
The Statement of Income
Sales by Segment:

	2006	2005	$Change	% Change

(Dollars in millions, and exclude intersegment sales)
Industrial Group	$2,072.5	$1,925.2	$147.3	7.7%
Automotive Group	1,573.0	1,661.1	(88.1)	(5.3)%
Steel Group	1,327.9	1,236.9	91.0	7.4%

Total Company	$4,973.4	$4,823.2	$150.2	3.1%

The Industrial Group’s net sales in 2006 increased from 2005 primarily due to higher demand across most end markets, with the highest growth in aerospace, heavy industry and industrial distribution. The Automotive Group’s net sales in 2006 decreased from 2005 primarily due to significantly lower volume, driven by reductions in vehicle production by North American original equipment manufacturers, partially offset by improved pricing. The Steel Group’s net sales in 2006 increased from 2005 primarily due to increased pricing and surcharges to recover high raw material and energy costs, as well as strong demand in industrial and energy market sectors, partially offset by lower sales to automotive customers.
Gross Profit:

	2006	2005	$Change	Change

(Dollars in millions)
Gross profit	$1,005.8	$1,000.0	$5.8	0.6%
Gross profit % to net sales	20.2%	20.7%	—	(50	)bps
Rationalization expenses included in cost of products sold	$18.5	$14.5	$4.0	27.6%

Gross profit margin decreased in 2006 compared to 2005, primarily due to the impact of lower volume in the Automotive Group, driven by reductions in vehicle production by North American original equipment manufacturers, leading to underutilization of manufacturing capacity, as well as an increase in product warranty reserves. The impact of lower volumes and the increase in product warranty reserves in the Automotive Group more than offset favorable sales volume from the Industrial and Steel businesses, price increases, and increased productivity in the company’s other businesses.
In 2006, rationalization expenses included in cost of products sold related to the company’s Canton, Ohio Industrial Group bearing facilities, certain Automotive Group domestic manufacturing facilities, certain facilities in Torrington, Connecticut and the closure of the company’s seamless steel tube manufacturing operations located in Desford, England. In 2005, rationalization expenses included in cost of products sold related to the rationalization of the company’s Canton, Ohio bearing facilities and costs for certain facilities in Torrington, Connecticut.

Selling, Administrative and General Expenses:

	2006	2005	$Change	Change

(Dollars in millions)
Selling, administrative and general expenses	$677.3	$646.9	$30.4		4.7%
Selling, administrative and general expenses % to net sales	13.6%	13.4%	—	20	bps
Rationalization expenses included in selling, administrative and general expenses	$5.9	$2.8	$3.1		110.7%

The increase in selling, administrative and general expenses in 2006 compared to 2005 was primarily due to higher costs associated with investments in the Asian growth initiative and Project O.N.E. and higher rationalization expenses, partially offset by lower bad debt expense.
In 2006, the rationalization expenses included in selling, administrative and general expenses primarily related to Automotive Group manufacturing and engineering facilities. In 2005, the rationalization expenses included in selling, administrative and general expenses primarily related to the company’s Canton, Ohio bearing facilities and costs associated with the Torrington acquisition.
Impairment and Restructuring Charges:

	2006	2005	$Change

(Dollars in millions)
Impairment charges	$15.3	$0.8	$14.5
Severance and related benefit costs	25.8	20.3	5.5
Exit costs	3.8	5.0	(1.2)

Total	$44.9	$26.1	$18.8

Industrial
In May 2004, the company announced plans to rationalize the company’s three bearing plants in Canton, Ohio within the Industrial Group. On September 15, 2005, the company reached a new four-year agreement with the United Steelworkers of America, which went into effect on September 26, 2005, when the prior contract expired. This rationalization initiative is expected to deliver annual pretax savings of approximately $25 million through streamlining operations and workforce reductions, with pretax costs of approximately $35 to $40 million over the next three years.
In 2006, the company recorded $1.0 million of impairment charges and $0.6 million of exit costs associated with the Industrial Group’s rationalization plans. In 2005, the company recorded $0.8 million of impairment charges and environmental exit costs of $2.2 million associated with the Industrial Group’s rationalization plans.
In November 2006, the company announced plans to vacate its Torrington, Connecticut office complex. In 2006, the company recorded $1.5 million of severance and related benefit costs and $0.1 million of impairment charges associated with the Industrial Group vacating the Torrington complex.
In addition, the company recorded $1.4 million of environmental exit costs in 2006 related to a former plant in Columbus, Ohio and $0.1 million of severance and related benefit costs related to other company initiatives.
Automotive
In 2005, the company disclosed detailed plans for its Automotive Group to restructure its business and improve performance. These plans included the closure of a manufacturing facility in Clinton, South Carolina and engineering facilities in Torrington, Connecticut and Norcross, Georgia. In February 2006, the company announced additional plans to rationalize production capacity at its Vierzon, France bearing manufacturing facility in response to changes in customer demand for its products. These restructuring efforts, along with other future actions, are targeted to deliver annual pretax savings of approximately $40 million by 2008, with expected net workforce reductions of approximately 400 to 500 positions and pretax costs of approximately $80 million to $90 million.
In September 2006, the company announced further planned reductions in its workforce of approximately 700 associates. These additional plans are targeted to deliver annual pretax savings of approximately $35 million by 2008, with expected pretax costs of approximately $25 million.
In 2006, the company recorded $16.5 million of severance and related benefit costs, $1.5 million of exit costs and $1.6 million of impairment charges associated with the Automotive Group’s restructuring plans. In 2005, the company recorded approximately $20.3 million of severance and related benefit costs and $2.8 million of exit costs as a result of environmental charges related to the closure of a manufacturing facility in Clinton, South Carolina, and administrative facilities in Torrington, Connecticut and Norcross, Georgia.

In 2006, the company recorded an additional $0.7 million of severance and related benefit costs and $0.3 million of impairment charges for the Automotive Group related to the announced plans to vacate its Torrington campus office complex and $0.1 million of severance and related benefit costs related to other company initiatives.
In addition, the company recorded impairment charges of $11.9 million in 2006 representing the write-off of goodwill associated with the Automotive Group in accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” Refer to Note 8 — Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements for additional discussion.
Steel
In October 2006, the company announced its intention to exit during 2007 its European seamless steel tube manufacturing operations located in Desford, England. The company recorded approximately $6.9 million of severance and related benefit costs in 2006 related to this action. In addition, the company recorded an impairment charge and removal costs of $0.6 million related to the write-down of property, plant and equipment at one of the Steel Group’s facilities.
Rollforward of Restructuring Accruals:

	2006	2005

(Dollars in millions)
Beginning balance, January 1	$18.1	$4.1
Expense	29.6	17.5
Payments	(15.7)	(3.5)

Ending balance, December 31	$32.0	$18.1

The restructuring accrual for 2006 and 2005 was included in accounts payable and other liabilities in the Consolidated Balance Sheet. The restructuring accrual at December 31, 2005 excludes costs related to curtailment of pension and postretirement benefit plans.
Loss on Divestitures

	2006	2005	$Change

(Dollars in millions)
(Loss) on Divestitures	$(64.3)	$—	$(64.3)

In June 2006, the company completed the divestiture of its Timken Precision Steel Components — Europe business and recorded a loss on disposal of $10.0 million. In December 2006, the company completed the divestiture of the Automotive Group’s steering business located in Watertown, Connecticut and Nova Friburgo, Brazil and recorded a loss on disposal of $54.3 million.
Interest Expense and Income:

	2006	2005	$Change	% Change

(Dollars in millions)
Interest expense	$49.4	$51.6	$(2.2)	(4.3)%
Interest income	$4.6	$3.4	$1.2	35.3%

Interest expense for 2006 decreased slightly compared to 2005 due to lower average debt outstanding in 2006 compared to 2005, partially offset by higher interest rates. Interest income increased for 2006 compared to 2005 due to higher invested cash balances and higher interest rates.

Other Income and Expense:

	2006	2005	$Change	% Change

(Dollars in millions)
CDSOA receipts, net of expenses	$87.9	$77.1	$10.8	14.0%

Other expense — net:
Gain on sale of non-strategic assets	$7.1	$8.9	$(1.8)	(20.2)%
Gain (loss) on dissolution of subsidiaries	0.9	(0.6)	1.5	NM
Other	(16.2)	(17.7)	1.5	8.5%

Other expense — net	$(8.2)	$(9.4)	$1.2	12.8%

The U.S. Continued Dumping and Subsidy Offset Act (CDSOA) receipts are reported net of applicable expenses. CDSOA provides for distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and people. In 2006, the company received CDSOA receipts, net of expenses, of $87.9 million. In 2005, the company received CDSOA receipts, net of expenses, of $77.1 million. In September 2002, the World Trade Organization (WTO) ruled that such payments are inconsistent with international trade rules. In February 2006, U.S. legislation was signed into law that would end CDSOA distributions for imports covered by antidumping duty orders entering the U.S. after September 30, 2007. Instead, any such antidumping duties collected would remain with the U.S. Treasury. This legislation by itself is not expected to have a significant effect on potential CDSOA distributions in 2007, but would be expected to reduce any distributions in years beyond 2007, with distributions eventually ceasing altogether. There are a number of factors that can affect whether the company receives any CDSOA distributions and the amount of such distributions in any year. These factors include, among other things, potential additional changes in the law, ongoing and potential additional legal challenges to the law, the administrative operation of the law and the status of the underlying antidumping orders. Accordingly, the company cannot reasonably estimate the amount of CDSOA distributions it will receive in future years, if any. If the company does receive CDSOA distributions in 2007, they will most likely be received in the fourth quarter.
In 2006, the gain on sale of non-strategic assets primarily related to the sale of assets of PEL Technologies (PEL). In 2000, the company’s Steel Group invested in PEL, a joint venture to commercialize a proprietary technology that converted iron units into engineered iron oxide for use in pigments, coatings and abrasives. The company consolidated PEL effective March 31, 2004 in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46). In 2006, the company liquidated the joint venture. Refer to Note 12 — Equity Investments in the Notes to Consolidated Financial Statements for additional discussion.
In 2005, the gain on sale of non-strategic assets of $8.9 million related to the sale of certain non-strategic assets, including NRB Bearings, a joint venture based in India, and the Industrial Group’s Linear Motion Systems business, based in Europe.
For 2006, other expense primarily included losses from equity investments, donations, minority interests, and losses on the disposal of assets. For 2005, other expense primarily included losses on the disposal of assets, losses from equity investments, donations, minority interests and foreign currency exchange losses.

Income Tax Expense:

	2006	2005	$Change	% Change

(Dollars in millions)
Income tax expense	$77.8	$112.9	$(35.1)	(31.1)%
Effective tax rate	30.6%	32.6%	—	(200	)bps

The effective tax rate for 2006 was less than the U.S. federal statutory tax rate due to the favorable impact of taxes on foreign income, including earnings of certain foreign subsidiaries being taxed at a rate less than 35%, the extraterritorial income exclusion on U.S. exports, and tax holidays in China and the Czech Republic. In addition, the effective tax rate was favorably impacted by certain U.S. tax benefits, including a net reduction in our tax reserves related primarily to the settlement of certain prior year tax matters with the Internal Revenue Service during the year, accrual of the tax-free Medicare prescription drug subsidy, deductible dividends paid to the company’s Employee Stock Ownership Plan (ESOP), and the U.S. domestic manufacturing deduction provided by the American Jobs Creation Act of 2004 (the AJCA). These benefits were offset partially by the inability to record tax benefits for losses at certain foreign subsidiaries, taxes on foreign remittances, the impairment of non-deductible goodwill recorded in the fourth quarter of 2006, U.S. state and local income taxes, and the aggregate impact of other U.S. tax items.
The effective tax rate for 2005 was less than the U.S. statutory tax rate due to tax benefits on foreign income, including the extraterritorial income exclusion on U.S. exports, tax holidays in China and the Czech Republic, and earnings of certain foreign subsidiaries being taxed at a rate less than 35%, as well as the aggregate tax benefit of other U.S. tax items. These benefits were offset partially by taxes incurred on foreign remittances, including a remittance during the fourth quarter of 2005 pursuant to the AJCA, U.S. state and local income taxes and the inability to record a tax benefit for losses at certain foreign subsidiaries.
In October 2004, the AJCA was signed into law. The AJCA contains a provision that eliminates the benefits of the extraterritorial income exclusion for U.S. exports after 2006. The company recognized tax benefits of $5.3 million related to the extraterritorial income exclusion in 2006. Additionally, the AJCA contains a provision that enables companies to deduct a percentage (3% in 2005 and 2006; 6% in 2007 through 2009; and 9% in 2010 and later years) of taxable income derived from qualified domestic manufacturing operations. The company recognized tax benefits of approximately $1.6 million related to the manufacturing deduction in 2006.
In December 2006, the Tax Relief and Health Care Act of 2006 (the TRHCA) was signed into law. The TRHCA extends the U.S. federal income tax credit for qualified research and development activities (the R&D credit), which had expired on December 31, 2005, through December 31, 2007. The TRHCA also provides an alternative simplified method for calculating the R&D credit for 2007. The company expects the alternative simplified method to result in an increased R&D credit for 2007, versus prior years.
Discontinued Operations

	2006	2005	$Change	% Change

(Dollars in millions)
Operating results, net of tax	$33.2	$26.6	$6.6	24.8%
Gain on disposal, net of tax	12.9	—	12.9	NM

Total	$46.1	$26.6	$19.5	73.3%

In December 2006, the company completed the divestiture of its Latrobe Steel subsidiary. Latrobe Steel is a global producer and distributor of high-quality, vacuum melted specialty steels and alloys. Discontinued operations represent the operating results and related gain on sale, net of tax, of this business. Refer to Note 2 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional discussion.

Business Segments:
The primary measurement used by management to measure the financial performance of each segment is adjusted EBIT (earnings before interest and taxes, excluding the effect of amounts related to certain items that management considers not representative of ongoing operations such as impairment and restructuring, rationalization and integration charges, one-time gains or losses on sales of non-strategic assets, allocated receipts received or payments made under the CDSOA and loss on the dissolution of subsidiary). Refer to Note 14 — Segment Information in the Notes to Consolidated Financial Statements for the reconciliation of adjusted EBIT by Group to consolidated income before income taxes.
Industrial Group:

	2006	2005	$Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$2,074.5	$1,927.1	$147.4		7.6%
Adjusted EBIT	$201.3	$199.9	$1.4		0.7%
Adjusted EBIT margin	9.7%	10.4%	—	(70	)bps

Sales by the Industrial Group include global sales of bearings and other products and services (other than steel) to a diverse customer base, including: industrial equipment; construction and agriculture; rail; and aerospace and defense customers. The Industrial Group also includes aftermarket distribution operations, including automotive applications, for products other than steel.
The Industrial Group’s net sales for 2006 compared to 2005 increased primarily due to higher demand across most end markets, particularly aerospace, heavy industry and industrial distribution markets. While sales increased in 2006, adjusted EBIT margin was lower compared to 2005 primarily due to higher manufacturing costs associated with ramping up new facilities to meet customer demand and investments in the Asian growth initiative and Project O.N.E., mostly offset by higher volume and increased pricing. The company expects the Industrial Group to benefit from continued strength in most industrial segments in 2007. The Industrial Group is also expected to benefit from additional supply capacity in constrained products throughout 2007.
Automotive Group:

	2006	2005	$Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$1,573.0	$1,661.1	$(88.1)	(5.3)%
Adjusted EBIT (loss)	$(73.7)	$(19.9)	$(53.8)	NM
Adjusted EBIT (loss) margin	(4.7)%	(1.2)%	—	(350	)bps

The Automotive Group includes sales of bearings and other products and services (other than steel) to automotive original equipment manufacturers and suppliers. The Automotive Group’s net sales in 2006 compared to 2005 decreased primarily due to lower volume, driven by reductions in vehicle production by North American original equipment manufacturers, partially offset by improved pricing. Profitability for 2006 compared to 2005 decreased primarily due to lower volume, leading to the underutilization of manufacturing capacity, and an increase of $18.8 million in warranty reserves, partially offset by improved pricing and a decrease in allowances for automotive industry credit exposure. The Automotive Group’s sales are expected to stabilize in 2007 compared to the second half of 2006, and the Automotive Group is expected to deliver improved margins due to its restructuring initiatives.
During 2006, the company recorded $16.5 million of severance and related benefit costs, $1.5 million of exit costs and $1.6 million of impairment charges associated with the Automotive Group’s restructuring plans. In 2005, the company recorded approximately $20.3 million of severance and related benefit costs and $2.8 million of exit costs as a result of environmental charges related to the closure of a manufacturing facility in Clinton, South Carolina, and administrative facilities in Torrington, Connecticut and Norcross, Georgia. The Automotive Group’s adjusted EBIT (loss) excludes these restructuring costs, as they are not representative of ongoing operations.

Steel Group:

	2006	2005	$Change	% Change

(Dollars in millions)
Net sales, including intersegment sales	$1,472.3	$1,415.1	$57.2		4.0%
Adjusted EBIT	$206.7	$175.8	$30.9		17.6%
Adjusted EBIT margin	14.0%	12.4%	—	160	bps

The Steel Group sells steel of low and intermediate alloy and carbon grades in both solid and tubular sections, as well as custom-made steel products for both automotive and industrial applications, including bearings.
In December 2006, the company completed the sale of its Latrobe Steel subsidiary. Sales and Adjusted EBIT from these operations are included in discontinued operations. Previously reported amounts for the Steel Group have been adjusted to remove the Latrobe Steel operations. The Steel Group’s 2006 net sales increased over 2005 primarily due to increased pricing and surcharges to recover high raw material and energy costs, as well as strong demand in industrial and energy market sectors, partially offset by lower automotive demand. The increase in the Steel Group’s profitability in 2006 compared to 2005 was primarily due to a favorable sales mix, improved manufacturing productivity and increased pricing. The company expects the Steel Group to continue to benefit from strong demand in industrial and energy market sectors. The company also expects the Steel Group’s Adjusted EBIT to be slightly higher in 2007 primarily due to price increases and higher manufacturing productivity. Scrap costs are expected to decline from their current level, while alloy and energy costs are expected to remain at high levels. However, these costs are expected to be recovered through surcharges and price increases.

2005 compared to 2004
Overview:

	2005	2004	$Change	% Change

(Dollars in millions, except earnings per share)
Net sales	$4,823.2	$4,287.2	$536.0	12.5%
Income from continuing operations	233.7	134.1	99.6	74.3%
Income from discontinuted operations	26.6	1.6	25.0	NM
Net income	260.3	135.7	124.6	91.8%
Diluted earnings per share:
Continuing operations	$2.52	$1.48	$1.04	70.3%
Discontinued operations	0.29	0.01	0.28	NM
Net income per share	$2.81	$1.49	$1.32	88.6%
Average number of shares — diluted	92,537,529	90,759,571	—	2.0%

The Statement of Income
Sales by Segment:

	2005	2004	$Change	% Change

(Dollars in millions, and exclude intersegment sales)
Industrial Group	$1,925.2	$1,709.8	$215.4	12.6%
Automotive Group	1,661.1	1,582.2	78.9	5.0%
Steel Group	1,236.9	995.2	241.7	24.3%

Total Company	$4,823.2	$4,287.2	$536.0	12.5%

The Industrial Group’s net sales increased from 2004 to 2005 due to higher volume and improved product mix. Many end markets were strong, especially mining, metals, rail, aerospace and oil and gas, which also drove strong distribution sales. The Automotive Group’s net sales increased from 2004 to 2005 due to improved pricing and growth in medium- and heavy-truck markets. The Steel Group’s net sales increased from 2004 to 2005 due to strong industrial, aerospace and energy sector demand, as well as increased pricing and surcharges to recover high raw material and energy costs.
Gross Profit:

	2005	2004	$Change	Change

(Dollars in millions)
Gross profit	$1,000.0	$824.4	$175.6	21.3%
Gross profit % to net sales	20.7%	19.2%	—	150	bps
Rationalization and integration charges included in cost of products sold	$14.5	$4.5	$10.0	NM

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

Selling, Administrative and General Expenses:

	2005	2004	$Change	Change

(Dollars in millions)
Selling, administrative and general expenses	$646.9	$575.9	$71.0		12.3%
Selling, administrative and general expenses % to net sales	13.4%	13.4%	—	0	bps
Rationalization expenses included in selling, administrative and general expenses	$2.8	$22.5	$(19.7)		(87.6)%

The increase in selling, administrative and general expenses in 2005 compared to 2004 was primarily due to higher costs associated with performance-based compensation and growth initiatives, partially offset by lower rationalization and integration charges. Growth initiatives included investments in Project O.N.E., as well as targeted geographic growth in Asia.
In 2005, the rationalization and integration charges primarily related to the rationalization of the company’s Canton, Ohio bearing facilities and costs associated with the Torrington acquisition. In 2004, the manufacturing rationalization and integration charges related primarily to expenses associated with the integration of Torrington, mostly for information technology and purchasing initiatives.
Impairment and Restructuring Charges:

	2005	2004	$Change

(Dollars in millions)
Impairment charges	$0.8	$8.5	$(7.7)
Severance and related benefit costs	20.3	4.3	16.0
Exit costs	5.0	0.7	4.3

Total	$26.1	$13.5	$12.6

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

Interest Expense and Income:

	2005	2004	$Change	% Change
(Dollars in millions)
Interest expense	$51.6	$50.8	$0.8	1.6%
Interest income	$3.4	$1.4	$2.0	142.9%

Interest expense in 2005 compared to 2004 increased slightly due to higher effective interest rates. Interest income increased due to higher cash balances and interest rates.
Other Income and Expense:

	2005	2004	$Change	% Change
(Dollars in millions)
CDSOA receipts, net of expenses	$77.1	$44.4	$32.7	73.6%

Other expense — net:
Gain on divestitures of non-strategic assets	$8.9	$16.4	$(7.5)	(45.7)%
Loss on dissolution of subsidiary	(0.6)	(16.2)	15.6	96.3%
Other	(17.7)	(32.5)	14.8	45.5%

Other expense — net	$(9.4)	$(32.3)	$22.9	70.9%

CDSOA receipts are reported net of applicable expenses. In 2005, the company received CDSOA receipts, net of expenses, of $77.1 million. In 2004, the CDSOA receipts of $44.4 million were net of the amounts that Timken delivered to the seller of the Torrington business, pursuant to the terms of the agreement under which the company purchased Torrington. In 2004, Timken delivered to the seller of the Torrington business 80% of the CDSOA payments received for Torrington’s bearing business.
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
For 2005, other expense included losses on the disposal of assets, losses from equity investments, donations, minority interests and foreign currency exchange losses. For 2004, other expense included losses from equity investments, losses on the disposal of assets, foreign currency exchange losses, donations, minority interests, and a non-cash charge for the adoption of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (FIN 46). During 2004, the company consolidated its investment in its joint venture, PEL, in accordance with FIN 46. The company previously accounted for its investment in PEL using the equity method. Refer to Note 12 — Equity Investments in the Notes to Consolidated Financial Statements for additional discussion.

Income Tax Expense:

	2005	2004	$Change	% Change
(Dollars in millions)
Income tax expense	$112.9	$63.5	$49.4	77.8%
Effective tax rate	32.6%	32.2%	—	40	bps

The effective tax rate for 2005 was less than the U.S. statutory tax rate due to tax benefits on foreign income, including the extraterritorial income exclusion on U.S. exports, tax holidays in China and the Czech Republic, and earnings of certain foreign subsidiaries being taxed at a rate less than 35%, as well as the aggregate tax benefit of other U.S. tax items. These benefits were offset partially by taxes incurred on foreign remittances, including a remittance during the fourth quarter of 2005 pursuant to the AJCA, U.S. state and local income taxes and the inability to record a tax benefit for losses at certain foreign subsidiaries.
The effective tax rate for 2004 was less than the U.S. statutory tax rate due to benefits from the settlement of prior years’ liabilities, the changes in the tax status of certain foreign subsidiaries, benefits of tax holidays in China and the Czech Republic, earnings of certain subsidiaries being taxed at a rate less than 35% and the aggregate impact of certain other items. These benefits were partially offset by the establishment of a valuation allowance against certain deferred tax assets associated with loss carryforwards attributable to a subsidiary that was in the process of liquidation, U.S. state and local income taxes, taxes incurred on foreign remittances and the inability to record a tax benefit for losses at certain foreign subsidiaries.
Discontinued Operations:

	2005	2004	$Change	% Change
(Dollars in millions)
Operating results, net of tax	$26.6	$1.6	$25.0	NM

In December 2006, the company completed the divestiture of its Latrobe Steel subsidiary. Discontinued operations represent the operating results, net of tax, of this business in 2005 and 2004.

Business Segments:
Industrial Group:

	2005	2004	$Change	Change
(Dollars in millions)
Net sales, including intersegment sales	$1,927.1	$1,711.2	$215.9		12.6%
Adjusted EBIT	$199.9	$177.9	$22.0		12.4%
Adjusted EBIT margin	10.4%	10.4%	—	0	bps

The Industrial Group’s net sales increased in 2005 due to higher volume and improved product mix. Many end markets were strong, especially mining, metals, rail, aerospace and oil and gas, which also drove strong distribution sales. While sales increased in 2005, adjusted EBIT margin was comparable to 2004, as volume growth and pricing were partially offset by higher manufacturing costs associated with ramping up of capacity to meet customer demand, investments in the Asia growth initiative and Project O.N.E., and write-offs of obsolete and slow-moving inventory. During 2005, operations were expanded in Wuxi, China to serve industrial customers. The company also increased capacity at two large-bore bearings operations located in Ploiesti, Romania and Randleman (Asheboro), North Carolina.
Automotive Group:

	2005	2004	$Change	Change
(Dollars in millions)
Net sales, including intersegment sales	$1,661.1	$1,582.2	$78.9	5.0%
Adjusted EBIT (loss)	$(19.9)	$15.9	$(35.8)	NM
Adjusted EBIT (loss) margin	(1.2)%	1.0%	—	(220	)bps

The Automotive Group’s net sales increased in 2005 due to improved pricing and increased demand for heavy truck products, partially offset by reduced volume for light vehicle products. While the Automotive Group’s improved sales favorably impacted profitability, it was more than offset by the higher manufacturing costs associated with ramping up plants serving industrial customers and from reduced unit volume from light vehicle customers. Automotive results were also impacted by investments in Project O.N.E. and an increase in the accounts receivable reserve.
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
Steel Group:

	2005	2004	$Change	Change
(Dollars in millions)
Net sales, including intersegment sales	$1,415.1	$1,157.1	$258.0	22.3%
Adjusted EBIT	$175.8	$52.7	$123.1	NM
Adjusted EBIT margin	12.4%	4.6%	—	780	bps

The Steel Group’s 2005 net sales increased over 2004 due to strong demand in industrial and energy market sectors, as well as increased pricing and surcharges to recover high raw material and energy costs. The Steel Group’s improved profitability reflected price increases and surcharges to recover high raw material costs, improved volume and mix, as well as continued high labor productivity.

The Balance Sheet
Total assets, as shown on the Consolidated Balance Sheet at December 31, 2006, increased by $37.8 million from December 31, 2005. This increase was primarily due to increased property, plant and equipment — net, and working capital from continuing operations required to support higher sales, partially offset by the decrease in assets of discontinued operations that were part of the sale of Latrobe Steel.
Current Assets:

	12/31/2006	12/31/2005	$Change	% Change
(Dollars in millions)
Cash and cash equivalents	$101.1	$65.4	$35.7	54.6%
Accounts receivable, net	673.4	657.3	16.1	2.4%
Inventories, net	952.3	900.3	52.0	5.8%
Deferred income taxes	85.6	97.7	(12.1)	(12.4)%
Deferred charges and prepaid expenses	11.1	17.9	(6.8)	(38.0)%
Current assets of discontinued operations	—	162.2	(162.2)	(100.0)%
Other current assets	76.8	82.5	(5.7)	(6.9)%

Total current assets	$1,900.3	$1,983.3	$(83.0)	(4.2)%

The increase in cash and cash equivalents in 2006 was primarily due to proceeds from the sale of Latrobe Steel, offset by the payment of debt. Refer to the Consolidated Statement of Cash Flows for further explanation. Net accounts receivable increased primarily due to the impact of foreign currency translation and higher sales in the fourth quarter of 2006 as compared to 2005. The increase in inventories was primarily due to the impact of foreign currency translation, higher volume and increased raw material costs. The decrease in deferred income taxes was the result of the utilization of certain loss carryforwards and tax credits in 2006. Current assets of discontinued operations at December 31, 2005 reflect the total current assets of Latrobe Steel.
Property, Plant and Equipment — Net:

	12/31/2006	12/31/2005	$Change	% Change
(Dollars in millions)
Property, plant and equipment	$3,664.8	$3,441.6	$223.2	6.5%
Less: allowances for depreciation	(2,063.3)	(1,967.5)	(95.8)	4.9%

Property, plant and equipment — net	$1,601.5	$1,474.1	$127.4	8.6%

The increase in property, plant and equipment — net was primarily due to capital expenditures exceeding depreciation expense and the impact of foreign currency translation.
Other Assets:

	12/31/2006	12/31/2005	$Change	% Change
(Dollars in millions)
Goodwill	$201.9	$204.1	$(2.2)	(1.1)%
Other intangible assets	104.1	179.0	(74.9)	(41.8)%
Deferred income taxes	169.4	1.9	167.5	NM
Non-current assets of discontinued operations	—	81.2	(81.2)	(100.0)%
Other non-current assets	54.3	70.1	(15.8)	(22.5)%

Total other assets	$529.7	$536.3	$(6.6)	(1.2)%

The decrease in goodwill in 2006 was primarily due to the impairment loss recorded on Automotive Group goodwill of $11.9 million in accordance with SFAS No. 142, mostly offset by acquisitions. Other intangible assets decreased primarily due to adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R),” which eliminates the pension intangible asset. The increase in deferred income taxes was primarily due to deferred tax assets recorded in conjunction with the adoption of SFAS No. 158. Non-current assets of discontinued operations at December 31, 2005 reflect the total non-current assets, including property, plant and equipment, of Latrobe Steel.

Current Liabilities:

	12/31/2006	12/31/2005	$Change	% Change
(Dollars in millions)
Short-term debt	$40.2	$63.4	$(23.2)	(36.6)%
Accounts payable and other liabilities	506.3	471.0	35.3	7.5%
Salaries, wages and benefits	225.4	364.0	(138.6)	(38.1)%
Income taxes payable	52.8	30.5	22.3	73.1%
Deferred income taxes	0.6	4.9	(4.3)	(87.8)%
Current liabilities of discontinued operations	—	41.7	(41.7)	(100.0)%
Current portion of long-term debt	10.2	95.8	(85.6)	(89.4)%

Total current liabilities	$835.5	$1,071.3	$(235.8)	(22.0)%

The decrease in short-term debt was the result of the repayment of debt held by PEL, an equity investment of the company. The increase in accounts payable and other liabilities was primarily due to an increase in severance accruals and foreign currency translation. The decrease in salaries, wages and benefits was primarily due to a decrease in the current portion of accrued pension cost. At December 31, 2006, the current portion of accrued pension costs and accrued postretirement costs relate to unfunded plans and represent the actuarial present value of expected payments related to these plans to be made over the next twelve months pursuant to SFAS No. 158. At December 31, 2005, the current portion of accrued pension costs was based upon the company’s estimate of contributions to its pension plans in the next twelve months. The increase in income taxes payable was primarily due to the full utilization of U.S. tax loss carryforwards and the impact of a tax audit settlement in 2006. The current liabilities of discontinued operations at December 31, 2005 reflect the total current liabilities of Latrobe Steel. The current portion of long-term debt decreased primarily due to the payment of debt, partially offset by the reclassification of debt maturing within the next twelve months to current.
Non-Current Liabilities:

	12/31/2006	12/31/2005	$Change	% Change
(Dollars in millions)
Long-term debt	$547.4	$561.7	$(14.3)	(2.5)%
Accrued pension cost	410.4	242.4	168.0	69.3%
Accrued postretirement benefits cost	682.9	488.5	194.4	39.8%
Deferred income taxes	6.7	36.6	(29.9)	(81.7)%
Non-current liabilities of discontinued operations	—	35.9	(35.9)	(100.0)%
Other non-current liabilities	72.4	60.2	12.2	20.3%

Total non-current liabilities	$1,719.8	$1,425.3	$294.5	20.7%

The decrease in long-term debt was primarily due to the reclassification of long-term debt to current for debt maturing within the next twelve months, partially offset by debt assumed in the consolidation of a joint venture. The increase in accrued pension cost and accrued postretirement benefits cost increase as a result of the adoption of SFAS No. 158. The amounts at December 31, 2006 for both accrued pension cost and accrued postretirement benefits cost reflect the funded status of the company’s defined benefit pension and postretirement benefit plans. In 2005, the net unrecognized actuarial losses, unrecognized prior service costs and unrecognized transition obligation remaining from the initial adoption of SFAS No. 87 and SFAS No. 106 were netted against the funded status. Refer to Note 13 — Retirement and Postretirement Benefit Plans in the Notes to Consolidated Financial Statements. The non-current liabilities of discontinued operations at December 31, 2005 reflect the total non-current liabilities of Latrobe Steel. The decrease in deferred income taxes was primarily due to an adjustment to reflect a tax audit settlement in 2006 and the classification of the year-end net asset balance to non-current deferred tax assets.

Shareholders’ Equity:

	12/31/2006	12/31/2005	$Change	% Change
(Dollars in millions)
Common stock	$806.2	$772.1	$34.1	4.4%
Earnings invested in the business	1,217.2	1,052.9	164.3	15.6%
Accumulated other comprehensive loss	(544.6)	(323.5)	(221.1)	68.3%
Treasury shares	(2.6)	(4.4)	1.8	(40.9)%

Total shareholders’ equity	$1,476.2	$1,497.1	$(20.9)	(1.4)%

The increase in common stock in 2006 related to stock option exercises by employees and the related income tax benefits. Earnings invested in the business were increased in 2006 by net income, partially reduced by dividends declared. The increase in accumulated other comprehensive loss was primarily due to the amounts recorded in conjunction with the adoption of SFAS No. 158, partially offset by the increase in the foreign currency translation adjustment. The increase in the foreign currency translation adjustment was due to weakening of the U.S. dollar relative to other currencies, such as the Romanian lei, the Brazilian real and the Euro. For discussion regarding the impact of foreign currency translation, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Cash Flows:

	12/31/2006	12/31/2005	$Change
(Dollars in millions)
Net cash provided by operating activities	$336.9	$318.7	$18.2
Net cash used by investing activities	(130.9)	(242.8)	111.9
Net cash used by financing activities	(176.7)	(56.3)	(120.4)
Effect of exchange rate changes on cash	6.3	(5.2)	11.5

Increase in cash and cash equivalents	$35.6	$14.4	$21.2

The net cash provided by operating activities of $336.9 million for 2006 increased from 2005 with operating cash flows from discontinued operations increasing $42.6 million, partially offset by operating cash flows from continuing operations decreasing $24.4 million. The decrease in net cash provided by operating activities from continuing operations was primarily the result of lower income from continuing operations of $176.4 million, adjusted for non-cash items of $266.5 million in 2006, compared to income from continuing operations of $233.7 million, adjusted for non-cash items of $301.3 million, in 2005. The decrease in non-cash items was driven by a deferred tax benefit in 2006 compared to expense in 2005, partially offset by higher impairment and restructuring charges and losses on the sale of non-strategic assets. The lower net income from continuing operations, adjusted for non-cash items, was partially offset by the reduction in the use of cash for working capital requirements, primarily inventories, partially offset by accounts payable and accrued expenses. Inventory was a use of cash of $6.7 million in 2006 compared to a use of cash of $137.3 million in 2005. Excluding cash contributions to the company’s U.S.-based pension plans, accounts payable and accrued expenses were a source of cash of $120.3 million in 2006, compared to a source of cash of $175.7 million in 2005. The company made cash contributions to its U.S.-based pension plans in 2006 of $242.6 million, compared to $226.2 million in 2005. The increase in operating cash flows from discontinued operations was primarily due to working capital items, primarily inventory.
The decrease in net cash used by investing activities in 2006 compared to 2005 was primarily due to higher cash proceeds from divestitures and lower acquisition activity, partially offset by higher capital expenditures. The cash proceeds from divestitures increased $181.5 million primarily due to the sale of the company’s Latrobe Steel subsidiary. Capital expenditures increased $78.7 million in 2006 compared to 2005 primarily to fund Industrial Group growth initiatives and Project O.N.E. In addition, cash used by investing activities of discontinued operations increased $18.3 million in 2006 primarily due to the buyout of a rolling mill operating lease in conjunction with the sale of Latrobe Steel.
The increase in net cash used by financing activities was primarily due to the company decreasing its net borrowings $141.4 million in 2006 after decreasing its net borrowings $40.9 million in 2005. In addition, proceeds from the exercise of stock options decreased during 2006 compared to 2005.

Liquidity and Capital Resources
Total debt was $597.8 million at December 31, 2006 compared to $720.9 million at December 31, 2005. Net debt was $496.7 million at December 31, 2006 compared to $655.5 million at December 31, 2005. The net debt to capital ratio was 25.2% at December 31, 2006 compared to 30.5% at December 31, 2005.
Reconciliation of total debt to net debt and the ratio of net debt to capital:
Net Debt:

	12/31/2006	12/31/2005
(Dollars in millions)
Short-term debt	$40.2	$63.4
Current portion of long-term debt	10.2	95.8
Long-term debt	547.4	561.7

Total debt	597.8	720.9
Less: cash and cash equivalents	(101.1)	(65.4)

Net debt	$496.7	$655.5

Ratio of Net Debt to Capital:

	12/31/2006	12/31/2005
(Dollars in millions)
Net debt	$496.7	$655.5
Shareholders’ equity	1,476.2	1,497.1

Net debt + shareholders’ equity (capital)	$1,972.9	$2,152.6

Ratio of net debt to capital	25.2%	30.5%

The company presents net debt because it believes net debt is more representative of the company’s indicative financial position.
At December 31, 2006, the company had no outstanding borrowings under its $500 million Amended and Restated Credit Agreement (Senior Credit Facility), and letters of credit outstanding totaling $33.8 million, which reduced the availability under the Senior Credit Facility to $466.2 million. The Senior Credit Facility matures on June 30, 2010. Under the Senior Credit Facility, the company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At December 31, 2006, the company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements. Refer to Note 5 — Financing Arrangements in the Notes to Consolidated Financial Statements for further discussion.
At December 31, 2006, the company had no outstanding borrowings under the company’s Asset Securitization, which provides for borrowings up to $200 million, limited to certain borrowing base calculations, and is secured by certain domestic trade receivables of the company. As of December 31, 2006, there were letters of credit outstanding totaling $16.7 million, which reduced the availability under the Asset Securitization to $183.3 million.
The company expects that any cash requirements in excess of cash generated from operating activities will be met by the availability under its Asset Securitization and Senior Credit Facility. The company believes it has sufficient liquidity to meet its obligations through 2010.

Financing Obligations and Other Commitments
The company’s contractual debt obligations and contractual commitments outstanding as of December 31, 2006 are as follows:
Payments due by Period:

		Less than			More than
Contractual Obligations	Total	1 Year	1–3 Years	3–5 Years	5 Years
(Dollars in millions)
Interest payments	$336.6	$33.9	$62.0	$35.8	$204.9
Long-term debt, including current portion	557.6	10.2	34.0	299.9	213.5
Short-term debt	40.2	40.2	—	—	—
Operating leases	133.8	28.7	38.9	24.1	42.1

Total	$1,068.2	$113.0	$134.9	$359.8	$460.5

The interest payments are primarily related to medium-term notes that mature over the next twenty-eight years.
The company expects to make cash contributions of $100.0 million to its global defined benefit pension plans in 2007. Refer to Note 13 — Retirement and Postretirement Benefit Plans in the Notes to Consolidated Financial Statements.
During 2006, the company did not purchase any shares of its common stock as authorized under the company’s 2000 common stock purchase plan. This plan authorized the company to buy in the open market or in privately negotiated transactions up to four million shares of common stock, which are to be held as treasury shares and used for specified purposes, and authorized purchases up to an aggregate of $180 million. This plan expired on December 31, 2006. On November 3, 2006 the company adopted its 2006 common stock purchase plan, effective January 1, 2007. The 2006 common stock purchase plan authorizes the company to buy in the open market or in privately negotiated transactions up to four million shares of common stock. This plan authorizes purchases up to an aggregate of $180 million. The company may exercise this authorization until December 31, 2012. The company does not expect to be active in repurchasing its shares under the plan in the near-term.
The company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.
Recently Adopted Accounting Pronouncements:
In December 2004, the FASB issued SFAS No. 123 (revised 2004), (SFAS No. 123(R)) “Share-Based Payment,” which requires the measurement and recognition of compensation expense based on estimated fair value for all share-based payment awards including grants of employee stock options. The company adopted the provisions of SFAS No. 123(R) using the modified prospective transition method beginning January 1, 2006. Prior to the adoption of SFAS No. 123(R), the company previously accounted for stock-based payment awards in accordance with Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” In accordance with the transition method, the company did not restate prior periods for the effect of compensation expense calculated under SFAS No. 123(R). The company selected the Black-Scholes option-pricing model as the most appropriate method for determining the estimated fair value of all of its awards. The adoption of SFAS No. 123(R) reduced income before income taxes for 2006 by $6.0 million and reduced net income for 2006 by $3.8 million ($0.04 per diluted share). The adoption of SFAS No. 123(R) had no material effect on the Consolidated Statement of Cash Flows for 2006. See Note 9 — Stock-Based Compensation in the Notes to the Consolidated Financial Statements for more information on the impact of this new standard.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the accounting for and reporting of a change in accounting principle. This statement also carries forward the guidance from APB No. 20 regarding the correction of an error and changes in accounting estimates. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific or cumulative effects of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have an impact on the company’s results of operations or financial condition.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires a company to (a) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in comprehensive income). The requirement to recognize the funded status of a benefit plan and the disclosure requirements were adopted by the company effective December 31, 2006 and reduced stockholders’ equity by $332.4 million. Refer to Note 13 — Retirement and Postretirement Benefit Plans for additional discussion on the impact of adopting SFAS No. 158.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 was adopted by the company effective December 31, 2006, and the guidance did not have a material effect on the company’s results of operations and financial condition.
Recently Issued Accounting Pronouncements:
In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes.” This interpretation clarifies the accounting for uncertain tax positions recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes requirements and other guidance for financial statement recognition and measurement of positions taken or expected to be taken on tax returns. This interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of adopting FIN 48 is recorded as an adjustment to the opening balance of retained earnings in the period of adoption. The company will adopt FIN 48 as of January 1, 2007. Management is currently in the process of evaluating the impact of FIN 48 on the company’s Consolidated Financial Statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value that is based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information to develop those assumptions. Additionally, the standard expands the disclosures about fair value measurements to include separately disclosing the fair value measurements of assets or liabilities within each level of the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The company is currently evaluating the impact of adopting SFAS No. 157 on the company’s results of operations and financial condition.
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
Revenue recognition:
The company’s revenue recognition policy is to recognize revenue when title passes to the customer. This occurs at the shipping point, except for certain exported goods and certain foreign entities, for which it occurs when the goods reach their destination. Selling prices are fixed based on purchase orders or contractual arrangements.
Goodwill:
SFAS No. 142 requires that goodwill and indefinite-lived intangible assets be tested for impairment at least annually. Furthermore, goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The company engages an independent valuation firm and performs its annual impairment test during the fourth quarter after the annual forecasting process is completed. In 2006, the carrying value of the company’s Automotive reporting units exceeded their fair value. As a result, an impairment loss of $11.9 million was recognized. Refer to Note 8 — Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements. In 2005 and 2004, the fair values of the company’s reporting units exceeded their carrying values, and no impairment losses were recognized.
Restructuring costs:
The company’s policy is to recognize restructuring costs in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and SFAS No. 112, “Employers’ Accounting for Postemployment Benefits—an amendment of FASB Statements No. 5 and 43.” Detailed contemporaneous documentation is maintained and updated to ensure that accruals are properly supported. If management determines that there is a change in estimate, the accruals are adjusted to reflect this change.

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
For expense purposes in 2006 and 2005, the company applied a discount rate of 5.875% and an expected rate of return of 8.75% for the company’s pension plan assets. The assumption for expected rate of return on plan assets was not changed from 8.75% for 2007. A 0.25 percentage point reduction in the discount rate would increase pension expense by approximately $5.0 million for 2007. A 0.25 percentage point reduction in the expected rate of return would increase pension expense by approximately $4.7 million for 2007.
For measurement purposes for postretirement benefits, the company assumed a weighted-average annual rate of increase in the per capita cost (health care cost trend rate) for medical benefits of 8.0% for 2007, declining gradually to 5.0% in 2010 and thereafter; and 11.25% for 2007, declining gradually to 5.0% in 2014 and thereafter for prescription drug benefits. The assumed health care cost trend rate may have a significant effect on the amounts reported. A one percentage point increase in the assumed health care cost trend rate would have increased the 2006 total service and interest components by $1.2 million and would have increased the postretirement obligation by $20.9 million. A one percentage point decrease would provide corresponding reductions of $1.2 million and $20.0 million, respectively.
The U.S. Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) was signed into law on December 8, 2003. The Medicare Act provides for prescription drug benefits under Medicare Part D and contains a subsidy to plan sponsors who provide “actuarially equivalent” prescription plans. In May 2004, the FASB issued FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-2). During 2005, the company’s actuary determined that the prescription drug benefit provided by the company’s postretirement plan is considered to be actuarially equivalent to the benefit provided under the Medicare Act. The effects of the Medicare Act are reductions to the accumulated postretirement benefit obligation and net periodic postretirement benefit cost of $53.3 million and $7.8 million, respectively. The 2006 expected Medicare subsidy was $3.1 million, of which $1.0 million was received in 2006.
Income taxes:
Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis of the company’s assets and liabilities. SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The company estimates current tax due and temporary differences, resulting from the different treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities that are included within the Consolidated Balance Sheet. Based on known and projected earnings information and prudent tax planning strategies, the company then assesses the likelihood that deferred tax assets will be realized. If the company determines it is more likely than not that a deferred tax asset will not be realized, a charge is recorded to establish a valuation allowance against it, which increases income tax expense in the period in which such determination is made. In the event that the company later determines that realization of the deferred tax asset is more likely than not, a reduction in the valuation allowance is recorded, which reduces income tax expense in the period in which such determination is made. Net deferred tax assets relate primarily to pension and postretirement benefits, which the company believes are more likely than not to result in future tax benefits. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against deferred tax assets. Historically, actual results have not differed significantly from those used in determining the estimates described above.
Other loss reserves:
The company has a number of loss exposures incurred in the ordinary course of business such as environmental claims, product liability, product warranty, litigation and accounts receivable reserves. Establishing loss reserves for these matters requires management’s estimate and judgment with regards to risk exposure and ultimate liability or realization. These loss reserves are reviewed periodically and adjustments are made to reflect the most recent facts and circumstances.

Other Matters:
ISO 14001
The company continues its efforts to protect the environment and comply with environmental protection laws. Additionally, it has invested in pollution control equipment and updated plant operational practices. The company is committed to implementing a documented environmental management system worldwide and to becoming certified under the ISO 14001 standard to meet or exceed customer requirements. As of the end of 2006, 30 of the company’s plants had ISO 14001 certification. The company believes it has established adequate reserves to cover its environmental expenses and has a well-established environmental compliance audit program, which includes a proactive approach to bringing its domestic and international units to higher standards of environmental performance. This program measures performance against local laws, as well as standards that have been established for all units worldwide. It is difficult to assess the possible effect of compliance with future requirements that differ from existing ones. As previously reported, the company is unsure of the future financial impact to the company that could result from the United States Environmental Protection Agency’s (EPA’s) final rules to tighten the National Ambient Air Quality Standards for fine particulate and ozone.
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
Trade Law Enforcement
The U.S. government previously had eight antidumping duty orders in effect covering ball bearings from France, Germany, Italy, Japan, Singapore and the United Kingdom, tapered roller bearings from China and spherical plain bearings from France. The company is a producer of all of these products in the United States. The U.S. government conducted five-year sunset reviews on each of these eight antidumping duty orders in order to determine whether or not each should remain in effect. On August 3, 2006, the U.S. International Trade Commission continued six of the eight antidumping orders under review. Two antidumping orders, relating to spherical plain bearings from France and ball bearings from Singapore, are no longer in effect. The other six orders, covering ball bearings from France, Germany, Italy, Japan and the United Kingdom and tapered roller bearings from China, will remain in effect for an additional five years, when another sunset review process will take place. The non-renewal of the two antidumping orders is not expected to have a material adverse impact on the company’s revenues or profitability.
Continued Dumping and Subsidy Offset Act (CDSOA)
The CDSOA provides for distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and people. The company reported CDSOA receipts, net of expenses, of $87.9 million, $77.1 million and $44.4 million in 2006, 2005 and 2004, respectively.
In September 2002, the WTO ruled that such payments are not consistent with international trade rules. In February 2006, U.S. legislation was enacted that would end CDSOA distributions for imports covered by antidumping duty orders entering the U.S. after September 30, 2007. Instead, any such antidumping duties collected would remain with the U.S. Treasury. This legislation is not expected to have a significant effect on potential CDSOA distributions in 2007, but would be expected to reduce any distributions in years beyond 2007, with distributions eventually ceasing.
In separate cases in July and September 2006, the U.S. Court of International Trade (CIT) ruled that the procedure for determining recipients eligible to receive CDSOA distributions is unconstitutional. The CIT has not ruled on other matters, including any remedy as a result of its ruling. The company expects that these rulings of the CIT will be appealed. The company is unable to determine, at this time, if these rulings will have a material adverse impact on the company’s financial results.
In addition to the CIT rulings, there are a number of other factors that can affect whether the company receives any CDSOA distributions and the amount of such distributions in any year. These factors include, among other things, potential additional changes in the law, ongoing and potential additional legal challenges to the law and the administrative operation of the law. Accordingly, the company cannot reasonably estimate the amount of CDSOA distributions it will receive in future years, if any.
Quarterly Dividend
On February 6, 2007, the company’s Board of Directors declared a quarterly cash dividend of $0.16 per share. The dividend will be paid on March 2, 2007 to shareholders of record as of February 16, 2007. This will be the 339th consecutive dividend paid on the common stock of the company.

Forward — Looking Statements
Certain statements set forth in this document and in the company’s 2006 Annual Report to Shareholders (including the company’s forecasts, beliefs and expectations) that are not historical in nature are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management’s Discussion and Analysis on pages 19 through 39 contain numerous forward-looking statements. The company cautions readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of the company due to a variety of important factors, such as:
a)	changes in world economic conditions, including additional adverse effects from terrorism or hostilities. This includes, but is not limited to, political risks associated with the potential instability of governments and legal systems in countries in which the company or its customers conduct business and significant changes in currency valuations;

b)	the effects of fluctuations in customer demand on sales, product mix and prices in the industries in which the company operates. This includes the ability of the company to respond to the rapid changes in customer demand, the effects of customer strikes, the impact of changes in industrial business cycles and whether conditions of fair trade continue in the U.S. market;

c)	competitive factors, including changes in market penetration, increasing price competition by existing or new foreign and domestic competitors, the introduction of new products by existing and new competitors and new technology that may impact the way the company’s products are sold or distributed;

d)	changes in operating costs. This includes: the effect of changes in the company’s manufacturing processes; changes in costs associated with varying levels of operations and manufacturing capacity; higher cost and availability of raw materials and energy; the company’s ability to mitigate the impact of fluctuations in raw materials and energy costs and the operation of the company’s surcharge mechanism; changes in the expected costs associated with product warranty claims; changes resulting from inventory management and cost reduction initiatives and different levels of customer demands; the effects of unplanned work stoppages; and changes in the cost of labor and benefits;

e)	the success of the company’s operating plans, including its ability to achieve the benefits from its ongoing continuous improvement and rationalization programs; the ability of acquired companies to achieve satisfactory operating results; and the company’s ability to maintain appropriate relations with unions that represent company associates in certain locations in order to avoid disruptions of business;

f)	unanticipated litigation, claims or assessments. This includes, but is not limited to, claims or problems related to intellectual property, product liability or warranty and environmental issues;

g)	changes in worldwide financial markets, including interest rates to the extent they affect the company’s ability to raise capital or increase the company’s cost of funds, have an impact on the overall performance of the company’s pension fund investments and/or cause changes in the economy which affect customer demand; and

h)	those items identified under Item 1A. Risk Factors on pages 8 through 12.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Changes in short-term interest rates related to several separate funding sources impact the company’s earnings. These sources are borrowings under an Asset Securitization, borrowings under the $500 million Senior Credit Facility, floating rate tax-exempt U.S. municipal bonds with a weekly reset mode and short-term bank borrowings at international subsidiaries. The company is also sensitive to market risk for changes in interest rates, as they influence $80 million of debt that is subject to interest rate swaps. The company has interest rate swaps with a total notional value of $80 million to hedge a portion of its fixed-rate debt. Under the terms of the interest rate swaps, the company receives interest at fixed rates and pays interest at variable rates. The maturity dates of the interest rate swaps are January 15, 2008 and February 15, 2010. If the market rates for short-term borrowings increased by one-percentage-point around the globe, the impact would be an increase in interest expense of $2.3 million with a corresponding decrease in income before income taxes of the same amount. The amount was determined by considering the impact of hypothetical interest rates on the company’s borrowing cost, year-end debt balances by category and an estimated impact on the tax-exempt municipal bonds’ interest rates.
Fluctuations in the value of the U.S. dollar compared to foreign currencies, predominately in European countries, also impact the company’s earnings. The greatest risk relates to products shipped between the company’s European operations and the United States. Foreign currency forward contracts are used to hedge these intercompany transactions. Additionally, hedges are used to cover third-party purchases of product and equipment. As of December 31, 2006, there were $247.6 million of hedges in place. A uniform 10% weakening of the U.S. dollar against all currencies would have resulted in a charge of $20.4 million for these hedges. In addition to the direct impact of the hedged amounts, changes in exchange rates also affect the volume of sales or foreign currency sales price as competitors’ products become more or less attractive.

Item 8. Financial Statements and Supplementary Data
Consolidated Statement of Income

	Year Ended December 31,

	2006	2005	2004

(Dollars in thousands, except per share data)
Net sales	$4,973,365	$4,823,167	$4,287,197
Cost of products sold	3,967,521	3,823,210	3,462,821

Gross Profit	1,005,844	999,957	824,376

Selling, administrative and general expenses	677,342	646,904	575,910
Impairment and restructuring charges	44,881	26,093	13,538
Loss on divestitures	64,271	—	—

Operating Income	219,350	326,960	234,928

Interest expense	(49,387)	(51,585)	(50,834)
Interest income	4,605	3,437	1,397
Receipt of Continued Dumping & Subsidy Offset Act (CDSOA) payment, net of expenses	87,907	77,069	44,429
Other expense — net	(8,241)	(9,343)	(32,329)

Income Before Income Taxes	$254,234	$346,538	$197,591
Provision for income taxes	77,795	112,882	63,545

Income from continuing operations	$176,439	$233,656	$134,046
Income from discontinued operations, net of income taxes	46,088	26,625	1,610

Net Income	$222,527	$260,281	$135,656

Earnings Per Share:
Basic earnings per share
Continuing operations	$1.89	$2.55	$1.49
Discontinued operations	0.49	0.29	0.02

Net income per share	$2.38	$2.84	$1.51

Diluted earnings per share
Continuing operations	$1.87	$2.52	$1.48
Discontinued operations	0.49	0.29	0.01

Net income per share	$2.36	$2.81	$1.49

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheet

	December 31,

	2006	2005

(Dollars in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$101,072	$65,417
Accounts receivable, less allowances: 2006 - $36,673; 2005 - $37,473	673,428	657,237
Inventories, net	952,310	900,294
Deferred income taxes	85,576	97,712
Deferred charges and prepaid expenses	11,083	17,926
Current assets of discontinued operations	—	162,237
Other current assets	76,811	82,486

Total Current Assets	1,900,280	1,983,309

Property, Plant and Equipment-Net	1,601,559	1,474,074

Other Assets
Goodwill	201,899	204,129
Other intangible assets	104,070	179,043
Deferred income taxes	169,417	1,918
Non-current assets of discontinued operations	—	81,205
Other non-current assets	54,308	70,056

Total Other Assets	529,694	536,351

Total Assets	$4,031,533	$3,993,734

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$40,217	$63,437
Accounts payable and other liabilities	506,301	470,966
Salaries, wages and benefits	225,409	364,028
Income taxes payable	52,768	30,497
Deferred income taxes	638	4,880
Current liabilities of discontinued operations	—	41,676
Current portion of long-term debt	10,236	95,842

Total Current Liabilities	835,569	1,071,326

Non-Current Liabilities
Long-term debt	547,390	561,747
Accrued pension cost	410,438	242,414
Accrued postretirement benefits cost	682,934	488,506
Deferred income taxes	6,659	36,556
Non-current liabilities of discontinued operations	—	35,878
Other non-current liabilities	72,363	60,240

Total Non-Current Liabilities	1,719,784	1,425,341

Shareholders’ Equity
Class I and II Serial Preferred Stock without par value:
Authorized - 10,000,000 shares each class, none issued	—	—
Common stock without par value:
Authorized - 200,000,000 shares Issued (including shares in treasury) (2006 - 94,244,407 shares; 2005 - 93,160,285 shares)
Stated capital	53,064	53,064
Other paid-in capital	753,095	719,001
Earnings invested in the business	1,217,167	1,052,871
Accumulated other comprehensive loss	(544,562)	(323,449)
Treasury shares at cost (2006 - 80,005 shares; 2005 - 154,374 shares)	(2,584)	(4,420)

Total Shareholders’ Equity	1,476,180	1,497,067

Total Liabilities and Shareholders’ Equity	$4,031,533	$3,993,734

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows

	Year Ended December 31,
	2006	2005	2004
(Dollars in Thousands)
CASH PROVIDED (USED)

Operating Activities
Net income	$222,527	$260,281	$135,656
Net (income) from discontinued operations	(46,088)	(26,625)	(1,610)
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	196,592	209,656	201,173
Impairment and restructuring charges	15,267	770	10,154
Loss on sale of assets	65,405	211	6,062
Deferred income tax (benefit) provision	(26,395)	81,393	56,859
Stock-based compensation expense	15,594	9,293	2,775
Changes in operating assets and liabilities:
Accounts receivable	(5,987)	(12,399)	(102,848)
Inventories	(6,743)	(137,329)	(116,332)
Other assets	4,098	(22,888)	7,107
Accounts payable and accrued expenses	(122,326)	(50,533)	(59,201)
Foreign currency translation (gain) loss	(19,319)	5,157	2,690

Net Cash Provided by Operating Activities — Continuing Operations	292,625	316,987	142,485
Net Cash Provided (Used) by Operating Activities — Discontinued Operations	44,303	1,714	(21,956)

Net Cash Provided by Operating Activities	336,928	318,701	120,529

Investing Activities
Capital expenditures	(296,093)	(217,411)	(143,781)
Proceeds from disposals of property, plant and equipment	9,207	5,271	5,223
Divestitures	203,316	21,838	50,690
Acquisitions	(17,953)	(48,996)	(9,359)
Other	(2,922)	4,622	(7,626)

Net Cash Used by Investing Activities — Continuing Operations	(104,445)	(234,676)	(104,853)
Net Cash Used by Investing Activities — Discontinued Operations	(26,423)	(8,126)	(3,728)

Net Cash Used by Investing Activities	(130,868)	(242,802)	(108,581)

Financing Activities
Cash dividends paid to shareholders	(58,231)	(55,148)	(46,767)
Net proceeds from common share activity	22,963	39,793	17,628
Accounts receivable securitization financing borrowings	170,000	231,500	198,000
Accounts receivable securitization financing payments	(170,000)	(231,500)	(198,000)
Proceeds from issuance of long-term debt	272,549	346,454	335,068
Payments on long-term debt	(392,100)	(308,233)	(328,651)
Short-term debt activity — net	(21,891)	(79,160)	20,860

Net Cash Used by Financing Activities	(176,710)	(56,294)	(1,862)
Effect of exchange rate changes on cash	6,305	(5,155)	12,255

Increase In Cash and Cash Equivalents	35,655	14,450	22,341
Cash and cash equivalents at beginning of year	65,417	50,967	28,626

Cash and Cash Equivalents at End of Year	$101,072	$65,417	$50,967

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statement of Shareholders’ Equity

		Common Stock		Earnings	Accumulated
			Other	Invested	Other
		Stated	Paid-In	in the	Comprehensive	Treasury
	Total	Capital	Capital	Business	Loss	Stock
(Dollars in thousands, except per share data)

Year Ended December 31, 2004
Balance at January 1, 2004	$1,089,627	$53,064	$636,272	$758,849	$(358,382)	$(176)
Net income	135,656			135,656
Foreign currency translation adjustments (net of income tax of $18,766)	105,736				105,736
Minimum pension liability adjustment (net of income tax of $18,391)	(36,468)				(36,468)
Change in fair value of derivative financial instruments, net of reclassifications	(372)				(372)

Total comprehensive income	204,552
Dividends — $0.52 per share	(46,767)			(46,767)
Tax benefit from stock compensation	3,068		3,068
Issuance (net) of 3,100 shares from treasury(1)	(1,067)		(1,045)			(22)
Issuance of 1,435,719 shares from authorized(1)	20,435		20,435

Balance at December 31, 2004	$1,269,848	$53,064	$658,730	$847,738	$(289,486)	$(198)

Year Ended December 31, 2005
Net income	260,281			260,281
Foreign currency translation adjustments (net of income tax of $1,720)	(49,940)				(49,940)
Minimum pension liability adjustment (net of income tax of $24,716)	13,395				13,395
Change in fair value of derivative financial instruments, net of reclassifications	2,582				2,582

Total comprehensive income	226,318
Dividends — $0.60 per share	(55,148)			(55,148)
Tax benefit from stock compensation	8,151		8,151
Issuance (net) of 146,873 shares from treasury(1)	(5,831)		(1,609)			(4,222)
Issuance of 2,648,452 shares from authorized(1)	53,729		53,729

Balance at December 31, 2005	$1,497,067	$53,064	$719,001	$1,052,871	$(323,449)	$(4,420)

Year Ended December 31, 2006
Net income	222,527			222,527
Foreign currency translation adjustments (net of income tax of $386)	56,293				56,293
Minimum pension liability adjustment prior to adoption of SFAS No. 158 (net of income tax of $31,723)	56,411				56,411
Change in fair value of derivative financial instruments, net of reclassifications	(1,451)				(1,451)

Total comprehensive income	333,780
Adjustment recognized upon adoption of SFAS No. 158 (net of income tax of $184,453)	(332,366)				(332,366)
Dividends — $0.62 per share	(58,231)			(58,231)
Tax benefit from stock compensation	4,526		4,526
Issuance (net) of 74,369 shares from treasury(1)	1,829		(7)			1,836
Issuance of 1,084,121 shares from authorized(1)	29,575		29,575

Balance at December 31, 2006	$1,476,180	$53,064	$753,095	$1,217,167	$(544,562)	$(2,584)

See accompanying Notes to Consolidated Financial Statements.

(1)	Share activity was in conjunction with employee benefit and stock option plans.

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
1 Significant Accounting Policies
Principles of Consolidation: The consolidated financial statements include the accounts and operations of The Timken Company and its subsidiaries (the “company”). All significant intercompany accounts and transactions are eliminated upon consolidation. Investments in affiliated companies are accounted for by the equity method, except when they qualify as variable interest entities in which case the investments are consolidated in accordance with FASB Interpretation No. 46 (revised December 2003) (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.”
Revenue Recognition: The company recognizes revenue when title passes to the customer. This is FOB shipping point except for certain exported goods and certain foreign entities, which are FOB destination. Selling prices are fixed based on purchase orders or contractual arrangements. Shipping and handling costs are included in cost of products sold in the Consolidated Statement of Income.
Cash Equivalents: The company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
Allowance for Doubtful Accounts: The company has recorded an allowance for doubtful accounts, which represents an estimate of the losses expected from the accounts receivable portfolio, to reduce accounts receivable to their net realizable value. The allowance was based upon historical trends in collections and write-offs, management’s judgment of the probability of collecting accounts and management’s evaluation of business risk. The company extends credit to customers satisfying pre-defined credit criteria. The company believes it has limited concentration of credit risk due to the diversity of its customer base.
Inventories: Inventories are valued at the lower of cost or market, with 45% valued by the last-in, first-out (LIFO) method and the remaining 55% valued by first-in, first-out (FIFO) method. If all inventories had been valued at FIFO, inventories would have been $200,900 and $189,000 greater at December 31, 2006 and 2005, respectively. The components of inventories are as follows:

	December 31,

	2006	2005

Inventories:
Manufacturing supplies	$84,398	$71,840
Work in process and raw materials	390,133	395,306
Finished products	477,779	433,148

Total Inventories	$952,310	$900,294

The company has elected to change its method of inventory valuation for certain domestic inventories effective January 1, 2007 from FIFO to LIFO. As a result, all domestic inventories will be valued using the LIFO valuation method beginning in 2007.

Property, Plant and Equipment: Property, plant and equipment is valued at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred. Provision for depreciation is computed principally by the straight-line method based upon the estimated useful lives of the assets. The useful lives are approximately 30 years for buildings, five to seven years for computer software and three to 20 years for machinery and equipment. Depreciation expense was $185,896, $199,902 and $191,172 in 2006, 2005 and 2004, respectively. The components of property, plant and equipment are as follows:

	December 31,

	2006	2005

Property, Plant and Equipment:
Land and buildings	$628,542	$613,326
Machinery and equipment	3,036,266	2,828,267

Subtotal	3,664,808	3,441,593
Less allowances for depreciation	(2,063,249)	(1,967,519)

Property, Plant and Equipment — net	$1,601,559	$1,474,074

Impairment of long-lived assets is recognized when events or changes in circumstances indicate that the carrying amount of the asset or related group of assets may not be recoverable. If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time to reduce the asset to the lower of its fair value or its net book value in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”
Goodwill: The company tests goodwill and indefinite-lived intangible assets for impairment at least annually. The company engages an independent valuation firm and performs its annual impairment test during the fourth quarter, after the annual forecasting process is completed. Furthermore, goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”
Income Taxes: Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis of the company’s assets and liabilities. Valuation allowances are recorded when and to the extent the company determines it is more likely than not that all or a portion of its deferred tax assets will not be realized.
Foreign Currency Translation: Assets and liabilities of subsidiaries, other than those located in highly inflationary countries, are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected as a separate component of accumulated other comprehensive loss. Gains and losses resulting from foreign currency transactions and the translation of financial statements of subsidiaries in highly inflationary countries are included in the Consolidated Statement of Income. The company recorded a foreign currency exchange loss of $5,354 in 2006, a gain of $7,031 in 2005 and a loss of $7,739 in 2004. During 2004, the American Institute of Certified Public Accountants SEC Regulations Committee’s International Practices Task Force concluded that Romania should come off highly inflationary status no later than October 1, 2004. Effective October 1, 2004, the company no longer accounted for Timken Romania as being in a highly inflationary country.

Stock-Based Compensation: On January 1, 2006, the company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” and elected to use the modified prospective transition method. The modified prospective transition method requires that compensation cost be recognized in the financial statements for all stock option awards granted after the date of adoption and for all unvested stock option awards granted prior to the date of adoption. In accordance with SFAS No. 123(R), prior period amounts were not restated. Prior to the adoption of SFAS No. 123(R), the company utilized the intrinsic-value based method of accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”
The effect on net income and earnings per share as if the company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and nonvested stock option awards is as follows for the years ended December 31:

	2005	2004

Net income, as reported	$260,281	$135,656
Add: Stock-based employee compensation expense, net of related taxes	5,955	1,884
Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards, net of related taxes	(10,042)	(6,751)

Pro forma net income	$256,194	$130,789

Earnings per share:
Basic — as reported	$2.84	$1.51
Basic — pro forma	$2.80	$1.46
Diluted — as reported	$2.81	$1.49
Diluted — pro forma	$2.77	$1.44
Earnings Per Share: Earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the year. Earnings per share - assuming dilution are computed by dividing net income by the weighted-average number of common shares outstanding, adjusted for the dilutive impact of potential common shares for share-based compensation.
Derivative Instruments: The company accounts for its derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated and qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive loss until the hedged item is recognized in earnings. The company’s holdings of forward foreign exchange contracts have been deemed derivatives pursuant to the criteria established in SFAS No. 133, of which the company has designated certain of those derivatives as hedges. The critical terms, such as the notional amount and timing of the forward contract and forecasted transaction, coincide, resulting in no significant hedge ineffectiveness. In 2004, the company entered into interest rate swaps to hedge a portion of its fixed-rate debt. The critical terms, such as principal and notional amounts and debt maturity and swap termination dates, coincide, resulting in no hedge ineffectiveness. These instruments qualify as fair value hedges. Accordingly, the gain or loss on both the hedging instrument and the hedged item attributable to the hedged risk are recognized currently in earnings.

Recently Adopted Accounting Pronouncements:
In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections,” which changes the accounting for and reporting of a change in accounting principle. This statement also carries forward the guidance from APB No. 20 regarding the correction of an error and changes in accounting estimates. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific or cumulative effects of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The company adopted the provisions of SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have an impact on the company’s results of operations or financial condition.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires a company to (a) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur (reported in comprehensive income). The requirement to recognize the funded status of a benefit plan and the disclosure requirements were adopted by the company effective December 31, 2006 and reduced shareholders’ equity by $332,366. Refer to Note 13 — Retirement and Postretirement Benefit Plans for additional discussion on the impact of adopting SFAS No. 158.
In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 was adopted by the company effective December 31, 2006, and the guidance did not have a material effect on the company’s results of operations or financial condition.
Recently Issued Accounting Pronouncements:
In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertain tax positions recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes requirements and other guidance for financial statement recognition and measurement of positions taken or expected to be taken on income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effect of adopting FIN 48 will be recorded as an adjustment to the opening balance of retained earnings in the period of adoption. The company will adopt FIN 48 as of January 1, 2007. Management is currently in the process of evaluating the impact of FIN 48 on the company’s Consolidated Financial Statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value that is based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information to develop those assumptions. Additionally, the standard expands the disclosures about fair value measurements to include separately disclosing the fair value measurements of assets or liabilities within each level of the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The company is currently evaluating the impact of adopting SFAS No. 157 on the company’s results of operations and financial condition.
Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are reviewed and updated regularly to reflect recent experience.
Reclassifications: Certain amounts reported in the 2005 and 2004 Consolidated Financial Statements have been reclassified to conform to the 2006 presentation.

2 Acquisitions and Divestitures
Acquisitions
The company purchased the assets of Turbo Engines, Inc., a provider of aircraft engine overhaul and repair services, in December 2006 for $13,500, including acquisition costs. The company has preliminarily allocated the purchase price to assets of $14,983, including $4,487 of amortizable intangible assets and liabilities of $1,483. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill in the amount of $1,923. The company also purchased the assets of Turbo Technologies, Inc., a provider of aircraft engine overhaul and repair services, in July 2006 for $4,453, including acquisition costs. The company acquired net assets of $4,300, including $1,288 of amortizable intangible assets. The company assumed no liabilities. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill in the amount of $153. The results of the operations of Turbo Engines and Turbo Technologies are included in the company’s Consolidated Statement of Income for the periods subsequent to the effective date of acquisition. Pro forma results of the operations are not presented because the effect of the acquisitions are not significant.
The company purchased the stock of Bearing Inspection, Inc. (Bii), a provider of bearing inspection, reconditioning and engineering services during October 2005 for $42,367, including acquisition costs. The company acquired net assets of $36,399, including $27,150 of amortizable intangible assets. The company also assumed liabilities with a fair value of $9,315. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill in the amount of $15,283. The results of the operations of Bii are included in the company’s Consolidated Statement of Income for the periods subsequent to the effective date of the acquisition. Pro forma results of the operations are not presented because the effect of the acquisition was not significant.
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
Divestitures
In December 2006, the company completed the divestiture of its subsidiary, Latrobe Steel. Latrobe Steel is a leading global producer and distributor of high-quality, vacuum melted specialty steels and alloys. This business was part of the Steel Group for segment reporting purposes. The following results of operations for this business have been treated as discontinued operations for all periods presented.

	2006	2005	2004

Net sales	$328,181	$345,267	$226,474
Earnings before income taxes	53,510	44,008	2,188
Net income	33,239	26,625	1,610
Gain on divestiture, net of tax	12,849	—	—

The gain on divestiture in 2006 was net of tax of $8,355. As of December 31, 2006, there were no assets or liabilities remaining from the divestiture of Latrobe Steel. The assets of discontinued operations as of December 31, 2005 primarily consisted of $54,546 of accounts receivable, net, $98,074 of inventory and $72,970 of property, plant and equipment, net. The liabilities of discontinued operations as of December 31, 2005 primarily consisted of $30,458 of accounts payable and other liabilities, $11,236 of salaries, wages and benefits and $29,543 of accrued pension and postretirement benefit costs. Refer to Note 13 — Retirement and Postretirement Benefit Plans for discussion of pension and postretirement benefit obligations that were retained by Latrobe Steel and those that are the responsibility of the company after the sale.
In December 2006, the company completed the divestiture of its automotive steering business. This business was part of the Automotive Group. The divestiture of the automotive steering business did not qualify for discontinued operations because it was not a component of an entity as defined by SFAS No. 144. The company recognized a pretax loss on divestiture of $54,300, and the loss is reflected in Loss on divestitures in the Consolidated Statement of Income. In June 2006, the company completed the divestiture of its Timken Precision Components — Europe business. This business was part of the Steel Group. The company recognized a pretax loss on divestiture of $9,971, and the loss was reflected in Loss on divestitures in the Consolidated Statement of Income. The results of operations and net assets of the divested businesses were immaterial to the consolidated results of operations and financial position of the company.

3 Earnings Per Share
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the years ended December 31:

	2006	2005	2004

Numerator:
Income from continuing operations for basic earnings per share and diluted earnings per share	$176,439	$233,656	$134,046
Denominator:
Weighted-average number of shares outstanding — basic	93,325,729	91,533,242	89,875,650
Effect of dilutive securities:
Stock options and awards — based on the treasury stock method	968,987	1,004,287	883,921

Weighted-average number of shares outstanding, assuming dilution of stock options and awards	94,294,716	92,537,529	90,759,571

Basic earnings per share from continuing operations	$1.89	$2.55	$1.49

Diluted earnings per share from continuing operations	$1.87	$2.52	$1.48

The exercise prices for certain stock options that the company has awarded exceed the average market price of the company’s common stock. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. The antidilutive stock options outstanding were 737,122, 1,327,056 and 2,464,025 during 2006, 2005 and 2004, respectively.
Under the performance unit component of the company’s long-term incentive plan, the Compensation Committee of the Board of Directors can elect to make payments that become due in the form of cash or shares of the company’s common stock. Refer to Note 9 — Stock Compensation Plans for additional discussion. Performance units granted, if fully earned, would represent 394,068 shares of the company’s common stock at December 31, 2006. These performance units have not been included in the calculation of dilutive securities.
4 Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following for the years ended December 31:

	2006	2005	2004

Foreign currency translation adjustments, net of tax	$106,631	$50,338	$100,278
Pension and postretirement benefits adjustments, net of tax	(650,310)	(374,355)	(387,750)
Fair value of open foreign currency cash flow hedges, net of tax	(883)	568	(2,014)

Accumulated Other Comprehensive Loss	$(544,562)	$(323,449)	$(289,486)

In 2006, the company recorded non-cash credits of $5,293 on dissolution of inactive subsidiaries, which related primarily to the transfer of cumulative foreign currency translation losses to the Consolidated Statement of Income, which were included in other expense — net.
In 2004, the company recorded a non-cash charge of $16,186 on dissolution that related primarily to the transfer of cumulative foreign currency translation losses to the Consolidated Statement of Income, which was included in other expense — net.

5 Financing Arrangements
Short-term debt at December 31, 2006 and 2005 was as follows:

	2006	2005

Variable-rate lines of credit for certain of the company’s European and Asian subsidiaries with various banks with interest rates ranging from 3.32% to 11.5% and 2.65% to 7.70% at December 31, 2006 and 2005, respectively	$27,000	$23,884
Variable-rate Ohio Water Development Authority revenue bonds for PEL (3.59% at December 31, 2005)	—	23,000
Fixed-rate mortgage for PEL with an interest rate of 9.00%	—	11,491
Fixed-rate short-term loans of an Asian subsidiary with interest rates ranging from 6.76% to 6.84% at December 31, 2006	10,005	—
Other	3,212	5,062

Short-term debt	$40,217	$63,437

In January 2006, the company repaid, in full, the $23,000 balance outstanding of the revenue bonds held by PEL Technologies LLC (PEL), an equity investment of the company. In June 2006, the company continued to liquidate the remaining assets of PEL with land and buildings exchanged for the fixed-rate mortgage. Refer to Note 12 — Equity Investments for a further discussion of PEL.
The lines of credit for certain of the company’s European and Asian subsidiaries provide for borrowings up to $217,109. At December 31, 2006, the company had borrowings outstanding of $27,000, which reduced the availability under these facilities to $190,109.
On December 30, 2005, the company entered into a new $200,000 Accounts Receivable Securitization Financing Agreement (2005 Asset Securitization), replacing the $125,000 Asset Securitization Financing Agreement that had been in place since 2002. The 2005 Asset Securitization provided for borrowings up to $200,000, limited to certain borrowing base calculations, and was secured by certain domestic trade receivables of the company. On December 30, 2006, the company entered into a $200,000 Accounts Receivable Securitization Financing Agreement (2006 Asset Securitization) replacing the 2005 Asset Securitization. Under the terms of the 2006 Asset Securitization, the company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary that in turn uses the trade receivables to secure the borrowings, which are funded through a vehicle that issues commercial paper in the short-term market. Under the 2006 Asset Securitization, the company also has the ability to issue letters of credit. As of December 31, 2006, 2005 and 2004, there were no amounts outstanding under the receivables securitization facility. As of December 31, 2006, the company had issued letters of credit totaling $16,658, which reduced the availability under the 2006 Asset Securitization to $183,342. Any amounts outstanding under this facility would be reported on the company’s Consolidated Balance Sheet in short-term debt. The yield on the commercial paper, which is the commercial paper rate plus program fees, is considered a financing cost and is included in interest expense on the Consolidated Statement of Income. This rate was 5.84%, 4.59% and 2.57%, at December 31, 2006, 2005 and 2004, respectively.

Long-term debt at December 31, 2006 and 2005 was as follows:

	2006	2005

Fixed-rate Medium-Term Notes, Series A, due at various dates through May 2028, with interest rates ranging from 6.20% to 7.76%	$191,601	$286,474
Variable-rate State of Ohio Air Quality and Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (3.63% at December 31, 2006)	21,700	21,700
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (3.63% at December 31, 2006)	17,000	17,000
Variable-rate State of Ohio Water Development Revenue Refunding Bonds, maturing on May 1, 2007 (3.63% at December 31, 2006)	8,000	8,000
Variable-rate State of Ohio Water Development Authority Solid Waste Revenue Bonds, maturing on July 1, 2032	—	24,000
Variable-rate Unsecured Canadian Note, Maturing on December 22, 2010 (5.98% at December 31, 2006)	49,593	49,759
Fixed-rate Unsecured Notes, maturing on February 15, 2010 with an interest rate of 5.75%	247,773	247,651
Variable-rate credit facility with US Bank for Advanced Green Components, LLC, maturing on July 18, 2008 (6.28% at December 31, 2006)	12,240	—
Other	9,719	3,005

	557,626	657,589
Less current maturities	10,236	95,842

Long-term debt	$547,390	$561,747

The maturities of long-term debt for the five years subsequent to December 31, 2006 are as follows: 2007—$10,236; 2008— $32,467; 2009—$1,483; 2010—$298,652; and 2011—$1,272.
Interest paid was approximately $51,600 in 2006, $52,000 in 2005 and $52,000 in 2004. This differs from interest expense due to timing of payments and interest capitalized of $3,281 in 2006, $620 in 2005 and $541 in 2004. The weighted-average interest rate on short-term debt during the year was 4.6% in 2006, 3.9% in 2005 and 3.1% in 2004. The weighted-average interest rate on short-term debt outstanding at December 31, 2006 and 2005 was 5.8% and 4.9%, respectively.
The company has a $500,000 Amended and Restated Credit Agreement (Senior Credit Facility) that matures on June 30, 2010. At December 31, 2006, the company had no outstanding borrowings under the $500,000 Senior Credit Facility and had issued letters of credit under this facility totaling $33,788, which reduced the availability under the Senior Credit Facility to $466,212. Under the Senior Credit Facility, the company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At December 31, 2006, the company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements.
In December 2005, the company entered into a 57,800 Canadian Dollar unsecured loan in Canada. The principal balance of the loan is payable in full on December 22, 2010. The interest rate is variable based on the Canadian LIBOR rate and interest payments are due quarterly.
In August 2006, the company repaid, in full, the $24,000 balance outstanding under the variable-rate State of Ohio Water Development Authority Solid Waste Revenue Bonds.
Advanced Green Components, LLC (AGC) is a joint venture of the company formerly accounted for using the equity method. The company is the guarantor of $6,120 of AGC’s credit facility. Effective September 30, 2006, the company consolidated AGC and its outstanding debt. Refer to Note 12 — Equity Investments for additional discussion.
The company and its subsidiaries lease a variety of real property and equipment. Rent expense under operating leases amounted to $31,027, $22,799 and $17,486 in 2006, 2005 and 2004, respectively. At December 31, 2006, future minimum lease payments for noncancelable operating leases totaled $133,823 and are payable as follows: 2007—$28,664; 2008—$22,086; 2009—$16,851; 2010—$13,301; 2011—$10,803; and $42,118 thereafter.

6 Impairment and Restructuring Charges
Impairment and restructuring charges are comprised of the following for the years ended December 31:

	2006	2005	2004

Impairment charges	$15,267	$770	$8,454
Severance expense and related benefit costs	25,837	20,284	4,369
Exit costs	3,777	5,039	715

Total	$44,881	$26,093	$13,538

Industrial
In May 2004, the company announced plans to rationalize the company’s three bearing plants in Canton, Ohio within the Industrial Group. On September 15, 2005, the company reached a new four-year agreement with the United Steelworkers of America, which went into effect on September 26, 2005, when the prior contract expired. This rationalization initiative is expected to deliver annual pretax savings of approximately $25,000 through streamlining operations and workforce reductions, with pretax costs of approximately $35,000 to $40,000 over the next three years.
In 2006, the company recorded $971 of impairment charges and $571 of exit costs associated with the Industrial Group’s rationalization plans. In 2005, the company recorded $770 of impairment charges and environmental exit costs of $2,239 associated with the Industrial Group’s rationalization plans. Including rationalization costs recorded in cost of products sold and selling, administrative and general expenses, the Industrial Group has incurred cumulative pretax costs of approximately $22,026 as of December 31, 2006 for these restructuring plans.
In November 2006, the company announced plans to vacate its Torrington, Connecticut office complex. In 2006, the company recorded $1,501 of severance and related benefit costs and $160 of impairment charges associated with the Industrial Group.
In addition, the company recorded $1,356 in environmental exit costs in 2006 related to a former plant in Columbus, Ohio and another $147 in severance and related benefits related to other company initiatives.
Automotive
In July 2005, the company disclosed plans for its Automotive Group to restructure its business and improve performance. These plans included the closure of a manufacturing facility in Clinton, South Carolina and engineering facilities in Torrington, Connecticut and Norcross, Georgia. In February 2006, the company announced additional plans to rationalize production capacity at its Vierzon, France bearing manufacturing facility in response to changes in customer demand. These restructuring efforts are targeted to deliver annual pretax savings of approximately $40,000 by 2008, with expected net workforce reductions of approximately 400 to 500 positions and pretax costs of approximately $80,000 to $90,000.
In September 2006, the company announced further planned reductions in its workforce of approximately 700 associates. These additional plans are targeted to deliver annual pretax savings of approximately $35,000 by 2008, with expected pretax costs of approximately $25,000.
In 2006, the company recorded $16,502 of severance and related benefit costs, $1,558 of exit costs and $1,620 of impairment charges associated with the Automotive Group’s restructuring plans. In 2005, the company recorded approximately $20,319 of severance and related benefit costs and $2,800 of exit costs as a result of environmental charges related to the closure of a manufacturing facility in Clinton, South Carolina, and administrative facilities in Torrington, Connecticut and Norcross, Georgia. Including rationalization expenses recorded in cost of products sold and selling, administrative and general expenses, the Automotive Group has incurred cumulative pretax costs of approximately $60,558 as of December 31, 2006 for these restructuring plans.
In 2006, the company recorded an additional $654 of severance and related benefit costs and $241 of impairment charges for the Automotive Group related to the announced plans to vacate its Torrington campus office complex and another $143 of severance and related benefit costs related to other company initiatives.
In addition, the company recorded impairment charges of $11,915 in 2006 representing the write-off of goodwill for the Automotive Group in accordance with SFAS No. 142. Refer to Note 8 — Goodwill and Other Intangible Assets for a further discussion of goodwill impairment charges.

Steel
In October 2006, the company announced its intention to exit during 2007 its European seamless steel tube manufacturing operations located in Desford, England. The company recorded approximately $6,890 of severance and related benefit costs in 2006 related to this action. In addition, the company recorded an impairment charge and removal costs of $652 related to the write-down of property, plant and equipment at one of the Steel Group’s facilities.
Impairment and restructuring charges by segment are as follows:
Year ended December 31, 2006:

	Industrial	Automotive	Steel	Total

Impairment charges	$1,131	$13,776	$360	$15,267
Severance expense and related benefit costs	1,648	17,299	6,890	25,837
Exit costs	1,927	1,558	292	3,777

Total	$4,706	$32,633	$7,542	$44,881

Year ended December 31, 2005:

	Industrial	Automotive	Steel	Total

Impairment charges	$770	$—	$—	$770
Severance expense and related benefit costs	—	20,284	—	20,284
Exit costs	2,239	2,800	—	5,039

Total	$3,009	$23,084	$—	$26,093

Year ended December 31, 2004:

	Industrial	Automotive	Steel	Total

Impairment charges	$—	$—	$8,454	$8,454
Severance expense and related benefit costs	2,652	1,717	—	4,369
Exit costs	715	—	—	715

Total	$3,367	$1,717	$8,454	$13,538

The rollforward of restructuring accruals is as follows for the years ended December 31:

	2006	2005	2004

Beginning balance, January 1	$18,143	$4,116	$4,358
Expense	29,614	17,538	5,084
Payments	(15,772)	(3,511)	(5,326)

Ending balance, December 31	$31,985	$18,143	$4,116

The restructuring accrual for 2006, 2005 and 2004 was included in accounts payable and other liabilities in the Consolidated Balance Sheet. The restructuring accrual at December 31, 2005 excludes costs related to curtailment of pension and postretirement benefit plans. The majority of the restructuring accrual at December 31, 2006 will be paid by the end of 2007.

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
The company is also the guarantor of debt for AGC, an equity investment of the company. The company guarantees $6,120 of AGC’s outstanding long-term debt of $12,240 with US Bank. In case of default by AGC, the company has agreed to pay the outstanding balance, pursuant to the guarantee, due as of the date of default. The debt matures on July 18, 2008. Refer to Note 12 — Equity Investments for additional discussion.
Product Warranties
The company provides warranty policies on certain of its products. The company accrues liabilities under warranty policies based upon specific claims and a review of historical warranty claim experience in accordance with SFAS No. 5. The company records and accounts for its warranty reserve based on specific claim incidents. Should the company become aware of a specific potential warranty claim, a specific charge is recorded and accounted for accordingly. Adjustments are made quarterly to the reserves as claim data and historical experience change. The following is a rollforward of the warranty reserves for 2006 and 2005:

	2006	2005

Beginning balance, January 1	$910	$4,688
Expense	20,024	707
Payments	(911)	(4,485)

Ending balance, December 31	$20,023	$910

The product warranty charge for 2006 related primarily to a single production line at an individual plant that occurred during a limited period. The product warranty accrual for 2006 and 2005 was included in accounts payable and other liabilities in the Consolidated Balance Sheet.
8 Goodwill and Other Intangible Assets
SFAS No. 142 requires that goodwill and indefinite-lived intangible assets be tested for impairment at least annually. The company engages an independent valuation firm and performs its annual impairment test during the fourth quarter after the annual forecasting process is completed. In 2006, the company concluded that the entire amount of goodwill for its Automotive Group was impaired. The company recorded a pretax impairment loss of $11,915, which was reported in impairment and restructuring charges. The company has determined that there were no further impairments as of December 31, 2006. There was no impairment in 2005 or 2004.
Changes in the carrying value of goodwill are as follows:
Year ended December 31, 2006:

	Beginning
	Balance	Acquisitions	Impairment	Other	Ending Balance

Goodwill:
Industrial	$202,058	$2,076	$—	$(2,235)	$201,899
Automotive	2,071	—	(11,915)	9,844	—

Total	$204,129	$2,076	$(11,915)	$7,609	$201,899

“Other” for 2006 includes $9,612 of goodwill related to the consolidation of AGC, an equity investment of the company. Refer to Note 12 — Equity Investments for additional discussion. The remaining portion of “Other” primarily includes foreign currency translation adjustments. The purchase price allocations are preliminary for acquisitions completed in 2006, because the company is waiting for final valuation reports, and may be subsequently adjusted.

Year ended December 31, 2005:

	Beginning
	Balance	Acquisitions	Impairment	Other	Ending Balance

Goodwill:
Industrial	$187,066	$16,689	$—	$(1,697)	$202,058
Automotive	2,233	—	—	(162)	2,071

Total	$189,299	$16,689	$—	$(1,859)	$204,129

“Other” for 2005 primarily includes foreign currency translation adjustments.
The following table displays intangible assets as of December 31:

	2006			2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangible assets subject to amortization:

Industrial:
Customer relationships	$31,773	$3,762	$28,011	$27,339	$2,333	$25,006
Engineering drawings	2,000	1,667	333	2,000	1,349	651
Know-how transfer	1,162	544	618	1,065	412	653
Patents	1,742	765	977	1,328	467	861
Technology use	5,373	1,430	3,943	4,823	787	4,036
Trademarks	1,734	1,346	388	1,729	931	798
Unpatented technology	7,370	2,903	4,467	7,370	2,127	5,243
PMA licenses	3,500	337	3,163	2,212	168	2,044

Automotive:
Customer relationships	21,960	4,255	17,705	21,960	3,157	18,803
Engineering drawings	3,000	2,500	500	3,000	2,024	976
Land use rights	7,122	1,996	5,126	6,762	1,611	5,151
Patents	19,513	7,973	11,540	18,997	5,771	13,226
Technology use	5,717	1,521	4,196	5,736	936	4,800
Trademarks	2,178	1,655	523	2,225	1,280	945
Unpatented technology	11,055	4,355	6,700	11,055	3,190	7,865
Steel trademarks	864	313	551	894	233	661

	$126,063	$37,322	$88,741	$118,495	$26,776	$91,719

Intangible assets not subject to amortization:
Goodwill	$201,899	$—	$201,899	$204,129	$—	$204,129
Intangible pension asset	—	—	—	72,015	—	72,015
Automotive land use rights	148	—	148	133	—	133
Industrial license agreements	15,181	—	15,181	15,176	—	15,176

	$217,228	$—	$217,228	$291,453	$—	$291,453

Total intangible assets	$343,291	$37,322	$305,969	$409,948	$26,776	$383,172

Amortization expense for intangible assets was approximately $10,600 and $9,800 for the years ended December 31, 2006 and 2005, respectively, and is estimated to be approximately $9,200 annually for the next five years. The intangible assets subject to amortization have useful lives ranging from 2 to 20 years with a weighted-average useful life of 12 years. The intangible assets subject to amortization acquired in 2006 have not been finalized, because the company is waiting for final valuation reports. Preliminarily, $5,775 has been allocated to intangible assets, subject to amortization, for acquisitions completed in 2006.

9 Stock Compensation Plans
Under the company’s long-term incentive plan, shares of common stock have been made available to grant at the discretion of the Compensation Committee of the Board of Directors to officers and key associates in the form of stock option awards. Stock option awards typically have a ten-year term and generally vest in 25% increments annually beginning on the first anniversary of the date of grant. In addition to stock option awards, the company has granted restricted shares under the long-term incentive plan. Restricted shares typically vest in 25% increments annually beginning on the first year anniversary of the date of grant and have historically been expensed over the vesting period.
On January 1, 2006, the company adopted the provisions of SFAS No. 123(R) and elected to use the modified prospective transition method. The modified prospective transition method requires that compensation cost be recognized in the financial statements for all stock option awards granted after the date of adoption and for all unvested stock option awards granted prior to the date of adoption. In accordance with SFAS No. 123(R), prior period amounts were not restated. Additionally, the company elected to calculate its initial pool of excess tax benefits using the simplified alternative approach described in FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Prior to the adoption of SFAS No. 123(R), the company utilized the intrinsic-value based method of accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”
Prior to January 1, 2006, no stock-based compensation expense was recognized for stock option awards under the intrinsic-value based method. The adoption of SFAS No. 123(R) reduced operating income before income taxes for 2006 by $6,000, and reduced net income for 2006 by $3,800 ($.04 per basic and diluted share). The effect on net income and earnings per share as if the company had applied the fair value recognition provisions of SFAS 123(R) to prior years is included in Note 1 — Significant Accounting Policies.
The fair value of significant stock option awards granted during 2006 and 2005 was estimated at the date of grant using a Black-Scholes option-pricing method with the following assumptions:

	2006	2005

Assumptions:
Weighted average fair value per option	$9.59	$7.97
Risk-free interest rate	4.53%	4.12%
Dividend yield	2.14%	3.28%
Expected stock volatility	0.348	0.360
Expected life — years	5	8

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
A summary of option activity as of December 31, 2006 and changes during the year then ended is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term	(000’s)

Outstanding — beginning of year	5,439,913	$22.78
Granted	817,150	30.94
Exercised	(906,259)	21.12
Canceled or expired	(81,696)	30.45

Outstanding — end of year	5,269,108	$24.21	6 years	$31,755

Options exercisable	3,410,233	$23.07	5 years	$24,479

The company has also issued performance-based nonqualified stock options that vest contingent upon the company’s common shares reaching specified fair market values. No performance-based nonqualified stock options were awarded in 2006 and 2005, respectively. The number of performance-based nonqualified stock options awarded in 2004 was 25,000. Compensation expense under these plans was zero, $3,500 and zero in 2006, 2005 and 2004, respectively.
Exercise prices for options outstanding as of December 31, 2006 range from $15.02 to $19.56, $21.99 to $26.44 and $28.30 to $33.75. The number of options outstanding at December 31, 2006, which correspond with these ranges, are 1,736,016, 2,226,055 and 1,307,037, respectively. The number of options exercisable at December 31, 2006, which correspond to these ranges are 1,449,005, 1,448,629 and 512,599, respectively. The weighted-average remaining contractual life of these options is six years.
As of December 31, 2006, a total of 895,898 deferred shares, deferred dividend credits, restricted shares and director common shares have been awarded and are not vested. The company distributed 261,877, 146,250 and 73,025 shares in 2006, 2005 and 2004, respectively, as a result of these awards. The shares awarded in 2006, 2005 and 2004 totaled 433,861, 413,267, and 371,650, respectively.
The company offers a performance unit component under its long-term incentive plan to certain employees in which awards are earned based on company performance measured by two metrics over a three-year performance period. The Compensation Committee of the Board of Directors can elect to make payments that become due in the form of cash or shares of the company’s common stock. A total of 47,153, 38,788 and 34,398 performance units were granted in 2006, 2005 and 2004, respectively. Since the inception of the plan, 30,824 performance units were cancelled. Each performance unit has a cash value of $100.
The number of shares available for future grants for all plans at December 31, 2006 is 3,299,542.
The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $11,000, $22,600 and $8,700, respectively. Net cash proceeds from the exercise of stock options were $18,700, $39,800 and $17,600, respectively. Income tax benefits were $3,900, $8,200 and $3,100 for the years ended December 31, 2006, 2005 and 2004, respectively.
A summary of restricted share and deferred share activity for the year ended December 31, 2006 is as follows:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Outstanding — beginning of year	755,290	$24.46
Granted	433,861	31.19
Vested	(261,877)	25.49
Canceled or expired	(31,376)	27.38

Outstanding — end of year	895,898	$27.32

The company recognized compensation expense of $9,600, $5,800 and $2,900 for the years ended December 31, 2006, 2005 and 2004, respectively, relating to restricted shares and deferred shares.
As of December 31, 2006, the company had unrecognized compensation expense of $23,200, before taxes, related to stock option awards, restricted shares and deferred shares. The unrecognized compensation expense is expected to be recognized over a total weighted average period of two years.

10 Financial Instruments
As a result of its worldwide operating activities, the company is exposed to changes in foreign currency exchange rates, which affect its results of operations and financial condition. The company and certain subsidiaries enter into forward exchange contracts to manage exposure to currency rate fluctuations, primarily related to anticipated purchases of inventory and equipment. At December 31, 2006 and 2005, the company had forward foreign exchange contracts, all having maturities of less than eighteen months, with notional amounts of $247,586 and $238,378, respectively, and fair values of a $4,099 liability and a $2,691 asset, respectively. The forward foreign exchange contracts were entered into primarily by the company’s domestic entity to manage Euro exposures relative to the U.S. dollar and by its European subsidiaries to manage U.S. dollar exposures. For derivative instruments that qualify for hedge accounting, unrealized gains and losses are deferred and included in accumulated other comprehensive income. These deferred gains and losses are reclassified from accumulated other comprehensive loss and recognized in earnings when the future transactions occur. For derivative instruments that do not qualify for hedge accounting, gains and losses are recognized immediately in earnings.
During 2004, the company entered into interest rate swaps with a total notional value of $80,000 to hedge a portion of its fixed-rate debt. Under the terms of the interest rate swaps, the company receives interest at fixed rates and pays interest at variable rates. The maturity dates of the interest rate swaps are January 15, 2008 and February 15, 2010. The fair value of these swaps was $2,626 and $2,875 at December 31, 2006 and 2005, respectively, and was included in other non-current liabilities. The critical terms, such as principal and notional amounts and debt maturity and swap termination dates, coincide resulting in no hedge ineffectiveness. These instruments are designated and qualify as fair value hedges. Accordingly, the gain or loss on both the hedging instrument and the hedged item attributable to the hedged risk are recognized currently in earnings.
The carrying value of cash and cash equivalents, accounts receivable, commercial paper, short-term borrowings and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. The fair value of the company’s long-term fixed-rate debt, based on quoted market prices, was $440,700 and $525,000 at December 31, 2006 and 2005, respectively. The carrying value of this debt at such dates was $450,200 and $538,000, respectively.
11 Research and Development
The company performs research and development under company-funded programs and under contracts with the federal government and others. Expenditures committed to research and development amounted to $67,900, $60,100 and $56,700 for 2006, 2005 and 2004, respectively. Of these amounts, $8,000, $7,200 and $6,700, respectively, were funded by others. Expenditures may fluctuate from year to year depending on special projects and needs.

12 Equity Investments
The balances related to investments accounted for under the equity method are reported in other non-current assets on the Consolidated Balance Sheet, which were approximately $12,144 and $19,900 at December 31, 2006 and 2005, respectively. In 2006, the company sold a portion of CoLinx, LLC due to the addition of another company to the joint venture. In 2005, the company sold a joint venture, NRB Bearings, based in India.
Equity investments are reviewed for impairment when circumstances (such as lower-than-expected financial performance or change in strategic direction) indicate that the carrying value of the investment may not be recoverable. If impairment does exist, the equity investment is written down to its fair value with a corresponding charge to the Consolidated Statement of Income. No impairments were recorded during 2006 relating to the company’s equity investments.
PEL
During 2000, the company’s Steel Group invested in a joint venture, PEL, to commercialize a proprietary technology that converts iron units into engineered iron oxides for use in pigments, coatings and abrasives. In the fourth quarter of 2003, the company concluded its investment in PEL was impaired due to the following indicators of impairment: history of negative cash flow and losses; 2004 operating plan with continued losses and negative cash flow; and the continued required support from the company or another party. In the fourth quarter of 2003, the company recorded a non-cash impairment loss of $45,700, which was reported in other expense — net on the Consolidated Statement of Income.
The company concluded that PEL was a variable interest entity and that the company was the primary beneficiary. In accordance with FIN 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,” the company consolidated PEL effective March 31, 2004. The adoption of FIN 46 resulted in a charge, representing the cumulative effect of change in accounting principle, of $948, which was reported in other expense — net on the Consolidated Statement of Income. In addition, the adoption of FIN 46 increased the Consolidated Balance Sheet as follows: current assets by $1,659; property, plant and equipment by $11,333; short-term debt by $11,561; accounts payable and other liabilities by $659; and other non-current liabilities by $1,720. All of PEL’s assets were collateral for its obligations. Except for PEL’s indebtedness for which the company was a guarantor, PEL’s creditors had no recourse to the general credit of the company.
In the first quarter of 2006, plans were finalized to liquidate the assets of PEL, and the company recorded a related gain of approximately $3,549. In January 2006, the company repaid, in full, the $23,000 balance outstanding of the revenue bonds held by PEL. In June 2006, the company continued to liquidate PEL, with land and buildings exchanged and the buyer’s assumption of the fixed-rate mortgage, which resulted in a gain of $2,787.
Advanced Green Components
During 2002, the company’s Automotive Group formed a joint venture, AGC, with Sanyo Special Steel Co., Ltd. (Sanyo) and Showa Seiko Co., Ltd. (Showa). AGC is engaged in the business of converting steel to machined rings for tapered bearings and other related products. The company has been accounting for its investment in AGC under the equity method since AGC’s inception. During the third quarter of 2006, AGC refinanced its long-term debt of $12,240. The company guaranteed half of this obligation. The company concluded the refinancing represented a reconsideration event to evaluate whether AGC was a variable interest entity under FIN 46 (revised December 2003). The company concluded that AGC was a variable interest entity and the company was the primary beneficiary. Therefore, the company consolidated AGC, effective September 30, 2006. As of September 30, 2006, the net assets of AGC were $9,011, primarily consisting of the following: inventory of $5,697; property, plant and equipment of $27,199; goodwill of $9,612; short-term and long-term debt of $20,271; and other non-current liabilities of $7,365. The $9,612 of goodwill was subsequently written-off as part of the annual test for impairment in accordance with SFAS No. 142. All of AGC’s assets are collateral for its obligations. Except for AGC’s indebtedness for which the company is a guarantor, AGC’s creditors have no recourse to the general credit of the company.

13 Retirement and Postretirement Benefit Plans
The company sponsors defined contribution retirement and savings plans covering substantially all associates in the United States and certain salaried associates at non-U.S. locations. The company contributes shares of the company’s common stock to certain plans based on formulas established in the respective plan agreements. At December 31, 2006, the plans had 11,129,438 shares of the company’s common stock with a fair value of $324,757. Company contributions to the plans, including performance sharing, amounted to $28,074, in 2006, $25,801 in 2005 and $22,801 in 2004. The company paid dividends totaling $6,947 in 2006, $7,224 in 2005 and $6,467 in 2004, to plans holding shares of the company’s common stock.
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
The company and its subsidiaries sponsor a number of defined benefit pension plans, which cover eligible associates. The cash contributions for the company’s defined benefit pension plans were $264,756 and $238,089 in 2006 and 2005, respectively.
On December 31, 2006, the company adopted the recognition and disclosure provisions of SFAS No. 158. SFAS No. 158 required the company to recognize the funded status (i.e., the difference between the company’s fair value of plan assets and the projected benefit obligations) of its defined benefit pension and postretirement benefit plans (collectively, the postretirement benefit plans) in the December 31, 2006 Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs and unrecognized transition obligation remaining from the initial adoption of SFAS No. 87 and SFAS No. 106, all of which were previously netted against the plans’ funded status in the company’s Consolidated Balance Sheet in accordance with the provisions of SFAS No. 87 and SFAS No. 106. These amounts will be subsequently recognized as net periodic benefit cost in accordance with the company’s historical accounting policy for amortizing these amounts. In addition, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS No. 158.
The incremental effects of adopting the provisions of SFAS No. 158 on the company’s Consolidated Balance Sheet at December 31, 2006 are presented in the following table. The adoption of SFAS No. 158 had no effect on the company’s Consolidated Statement of Income for the year ended December 31, 2006 and 2005, respectively, and it will not effect the company’s operating results in subsequent periods.

	At December 31, 2006
	Prior to	Effect of	As Reported
	Adopting	Adopting	at December
Pension and Postretirement Benefit Plans	SFAS No. 158	SFAS No. 158	31, 2006

Assets:
Other intangible assets	$166,642	$(62,572)	$104,070
Other non-current assets	50,579	3,729	54,308
Deferred income taxes	70,540	184,453	254,993

Total assets	3,905,923	125,610	4,031,533

Liabilities and Shareholders’ Equity:
Pension and postretirement benefit liabilities	860,805	457,976	1,318,781
Accumulated other comprehensive income	(212,196)	(332,366)	(544,562)

Total liabilities and shareholders’ equity	3,905,923	125,610	4,031,533

In the table presented above, deferred income taxes represent current and non-current deferred income tax assets on the Consolidated Balance Sheet as of December 31, 2006. In addition, pension and postretirement benefit liabilities represent salaries, wages and benefits, accrued pension cost and accrued postretirement benefits costs on the Consolidated Balance Sheet as of December 31, 2006.

The following tables set forth the change in benefit obligation, change in plan assets, funded status and amounts recognized in the Consolidated Balance Sheet of the defined benefit pension and postretirement benefits as of December 31, 2006 and 2005:

	Defined Benefit
	Pension Plans			Postretirement Plans
	2006	2005		2006	2005

Change in benefit obligation
Benefit obligation at beginning of year	$2,771,673	$2,586,146		$821,246	$820,595
Service cost	45,414	40,049		5,277	5,501
Interest cost	154,992	152,265		44,099	45,847
Amendments	879	4,730		—	25,717
Actuarial losses (gains)	53,405	188,962		(44,285)	(32,662)
Associate contributions	1,010	993		—	—
International plan exchange rate change	48,607	(38,588)		(11)	117
Acquisition (divestitures)	(503)	—		—	—
Curtailment (gain) loss	(740)	729		—	8,141
Benefits paid	(166,552)	(163,613)		(51,653)	(52,010)
Settlements	(106,703)	—		(34,442)	—

Benefit obligation at end of year	$2,801,482	$2,771,673		$740,231	$821,246

Change in plan assets (1)
Fair value of plan assets at beginning of year	$2,104,175	$1,840,866
Actual return on plan assets	255,290	210,234
Associate contributions	1,010	993
Company contributions	264,756	238,089
International plan exchange rate change	32,385	(24,216)
Benefits paid	(166,552)	(161,791)
Settlements	(101,679)	—

Fair value of plan assets at end of year	$2,389,385	$2,104,175		$—	$—

Funded status at end of year	$(412,097)	$(667,498)		$(740,231)	$(821,246)

Unrecognized net actuarial loss		812,353			254,307
Unrecognized net asset at transition dates, net of amortization		(500)			—
Unrecognized prior service cost (benefit)		88,059			(2,361)

Net amounts recognized		$232,414			$(569,300)

Amounts recognized in the Consolidated Balance Sheet
Noncurrent assets	$3,729	$77,595	(2)	$—	$—	(2)
Current liabilities	(5,388)	(160,183	) (2)	(57,297)	(55,529	) (2)
Noncurrent liabilities	(410,438)	(246,692	) (2)	(682,934)	(513,771	) (2)
Accumulated other comprehensive income	—	561,694	(2)	—	—	(2)

	$(412,097)	$232,414		$(740,231)	$(569,300)

Amounts recognized in accumulated other comprehensive income
Net actuarial loss	$730,234	N/A	(3)	$188,742	N/A	(3)
Net prior service cost (credit)	72,157	N/A	(3)	(420)	N/A	(3)
Net transition obligation (asset)	(333)	N/A	(3)	—	N/A	(3)

Accumulated other comprehensive income	$802,058	N/A	(3)	$188,322	N/A	(3)

(1)	Plan assets are primarily invested in listed stocks and bonds and cash equivalents.

(2)	Effective November 30, 2006, the company sold its Latrobe Steel subsidiary. As part of the sale, Latrobe Steel retained responsibility for the pension and postretirement benefit obligations with respect to current and retired employees covered by collective bargaining agreements. Amounts in 2005 for defined benefit pension plans and postretirement plans include $5,580 of non-current assets, $3,521 of current liabilities and $29,543 of non-current liabilities related to Latrobe Steel, which are included in discontinued operations on their respective line of the Consolidated Balance Sheet. In addition, accumulated other comprehensive income includes $9,964 related to these plans retained by Latrobe Steel.

(3)	These disclosures are not applicable to 2005 defined benefit pension plans and postretirement plans due to SFAS No. 158 being effective for the year ended December 31, 2006.

Defined benefit pension plans in the United States represent 84% of the benefit obligation and 86% of the fair value of plan assets as of December 31, 2006.
Certain of the company’s international postretirement benefit plans have an overfunded status as of December 31, 2006. As a result, these amounts are included in other non-current assets on the Consolidated Balance Sheet. The current portion of accrued pension cost, which is included in salaries, wages and benefits on the Consolidated Balance Sheet, was $5,388 and $160,200 at December 31, 2006 and 2005, respectively. The current portion of accrued postretirement benefit cost, which is included in salaries, wages and benefits on the Consolidated Balance Sheet, was $57,297 and $55,500 at December 31, 2006 and 2005, respectively. In 2006, the current portion of accrued pension cost and accrued postretirement benefit cost relates to unfunded plans and represents the actuarial present value of expected payments related to the plans to be made over the next 12 months.
In 2006, investment performance and company contributions increased the company’s pension fund asset values.
The accumulated benefit obligations at December 31, 2006 exceeded the market value of plan assets for the majority of the company’s plans. For these plans, the projected benefit obligation was $2,209,000; the accumulated benefit obligation was $2,108,000; and the fair value of plan assets was $1,840,000 at December 31, 2006.
For 2007 expense, the company’s discount rate will be 5.875%, the same discount rate used for calculating 2006 expense.
As of December 31, 2006 and 2005, the company’s defined benefit pension plans did not hold a material amount of shares of the company’s common stock.

The following table summarizes the assumptions used by the consulting actuary and the related benefit cost information for the years ended December 31:

	Pension Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005	2004

Assumptions
Discount rate	5.875%	5.875%	6.00%	5.875%	5.875%	6.00%
Future compensation assumption	3% to 4%	3% to 4%	3% to 4%
Expected long-term return on plan assets	8.75%	8.75%	8.75%

Components of net periodic benefit cost
Service cost	$45,414	$40,049	$37,112	$5,277	$5,501	$5,751
Interest cost	154,992	152,265	145,880	44,099	45,847	48,807
Expected return on plan assets	(173,437)	(153,493)	(146,199)	—	—	—
Amortization of prior service cost	12,399	12,513	15,137	(1,941)	(4,446)	(4,683)
Recognized net actuarial loss	56,779	49,902	33,075	12,238	16,275	17,628
Cost of SFAS 88 events	9,473	900	—	(25,400)	7,649	—
Amortization of transition asset	(171)	(118)	(106)	—	—	—

Net periodic benefit cost	$105,449	$102,018	$84,899	$34,273	$70,826	$67,503

Other changes in plan assets and benefit obligations recognized in other comprehensive income (4)
AOCI at December 31, 2005	$561,694	N/A	N/A	$—	N/A	N/A
Net loss/(gain)	—	N/A	N/A	—	N/A	N/A
Recognition of prior service cost/(credit)	—	N/A	N/A	—	N/A	N/A
Recognition of loss/(gain) Decrease prior to adoption of SFAS No. 158	(88,133)	N/A	N/A	—	N/A	N/A
Increase due to adoption of SFAS No. 158	328,497	N/A	N/A	188,322	N/A	N/A

Total recognized in other comprehensive income at December 31, 2006	$802,058	N/A	N/A	$188,322	N/A	N/A

(4)	These disclosures are not applicable to 2005 and 2004 defined benefit pension plans and postretirement plans due to the SFAS No. 158 being effective for the year ended December 31, 2006.
The net periodic benefit cost includes $4,272, $3,521 and $4,471 in 2006, 2005 and 2004, respectively, for defined benefit pension and postretirement plans retained by Latrobe Steel classified as discontinued operations.
The estimated net loss, prior service cost and net transition (asset)/obligation for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $47,988, $11,301 and $(162), respectively.
The estimated net loss and prior service credit for the postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $10,306 and $(1,877), respectively.
As a result of the company’s sale of its Latrobe Steel subsidiary, Latrobe Steel retained responsibility for the pension and postretirement benefit obligations with respect to current and retired employees covered by collective bargaining agreements. As a result, the company recognized a total settlement and curtailment pretax loss of $9,383 for the pension benefit obligations. In addition, the company recognized a curtailment gain of $34,442 less a portion of an unrecognized loss of $9,042, resulting in one-time income of $25,400 associated with the postretirement benefit obligations retained by Latrobe Steel. Pension and postretirement benefit obligations for the Latrobe Steel salaried associates and retirees will continue to be the company’s responsibility.

For measurement purposes, the company assumed a weighted-average annual rate of increase in the per capita cost (health care cost trend rate) for medical benefits of 8.0% for 2007, declining gradually to 5.0% in 2010 and thereafter; and 11.25% for 2007, declining gradually to 5.0% in 2014 and thereafter for prescription drug benefits.
The assumed health care cost trend rate may have a significant effect on the amounts reported. A one percentage point increase in the assumed health care cost trend rate would increase the 2006 total service and interest cost components by $1,222 and would increase the postretirement benefit obligation by $20,876. A one percentage point decrease would provide corresponding reductions of $1,179 and $19,971, respectively.
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
The effect on the accumulated postretirement benefit obligation attributed to past service as of January 1, 2006 is a reduction of $53,273 and the effect on the amortization of actuarial losses, service cost, and interest cost components of net periodic benefit cost is a reduction of $7,790. The 2006 expected subsidy was $3,100, of which $975 was received prior to December 31, 2006.
Plan Assets:
The company’s pension asset allocation at December 31, 2006 and 2005 and target allocation are as follows:

		Percentage of Pension
	Current Target	Plan Assets at
	Allocation	December 31

Asset Category	2007	2006	2005

Equity securities	60% to 70%	67%	67%
Debt securities	30% to 40%	33%	33%

Total	100%	100%	100%

The company recognizes its overall responsibility to ensure that the assets of its various pension plans are managed effectively and prudently and in compliance with its policy guidelines and all applicable laws. Preservation of capital is important, however, the company also recognizes that appropriate levels of risk are necessary to allow its investment managers to achieve satisfactory long-term results consistent with the objectives and the fiduciary character of the pension funds. Asset allocation is established in a manner consistent with projected plan liabilities, benefit payments and expected rates of return for various asset classes. The expected rate of return for the investment portfolio is based on expected rates of return for various asset classes as well as historical asset class and fund performance.
Cash Flows:
Employer Contributions to Defined Benefit Plans

2005	$238,089
2006	$264,756
2007 (planned)	$100,078

Future benefit payments are expected to be as follows:

Benefit Payments	Pension Benefits		Postretirement Benefits

			Expected	Net Including
			Medicare	Medicare
		Gross	Subsidies	Subsidies

2007	$164,083	$62,193	$3,213	$58,980
2008	$167,800	$64,962	$3,677	$61,285
2009	$172,012	$67,529	$3,495	$64,034
2010	$173,210	$68,828	$3,851	$64,977
2011	$175,529	$69,166	$4,249	$64,917
2012-2016	$936,643	$323,300	$28,268	$295,032

The pension accumulated benefit obligation was $2,642,405 and $2,638,920 at December 31, 2006 and 2005, respectively.

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
The Industrial Group includes sales of bearings and other products and services (other than steel) to a diverse customer base, including: industrial equipment, off-highway, rail, and aerospace and defense customers. The Industrial Group also includes aftermarket distribution operations, including automotive applications, for products other than steel. The Automotive Group includes sales of bearings and other products and services (other than steel) to automotive original equipment manufacturers for passenger cars, trucks and trailers. The company’s bearing products are used in a variety of products and applications including passenger cars, trucks, locomotive and railroad cars, machine tools, rolling mills, farm and construction equipment, aircraft, missile guidance systems, computer peripherals and medical instruments.
The Steel Group includes sales of low and intermediate alloy and carbon grade steel in a wide range of solid and tubular sections with a variety of finishes. The company also manufactures custom-made steel products, including precision steel components. Approximately 10% of the company’s steel is consumed in its bearing operations. In addition, sales are made to other anti-friction bearing companies and to aircraft, automotive, forging, tooling, oil and gas drilling industries and steel service centers. In 2006, the company sold the Latrobe Steel subsidiary. This business was part of the Steel Group for segment reporting purposes. This business has been treated as discontinued operations for all periods presented.
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
Factors used by management to identify the enterprise’s reportable segments
The company reports net sales by geographic area in a manner that is more reflective of how the company operates its segments, which is by the destination of net sales. Non-current assets by geographic area are reported by the location of the subsidiary.

Geographic Financial Information	United States	Europe	Other Countries	Consolidated

2006
Net sales	$3,370,244	$849,915	$753,206	$4,973,365
Non-current assets	1,578,856	285,840	266,557	2,131,253

2005
Net sales	$3,295,171	$812,960	$715,036	$4,823,167
Non-current assets	1,413,575	337,657	177,988	1,929,220

2004
Net sales	$2,900,749	$779,478	$606,970	$4,287,197
Non-current assets	1,399,155	398,925	221,112	2,019,192

Segment Financial Information	2006	2005	2004

Industrial Group
Net sales to external customers	$2,072,495	$1,925,211	$1,709,770
Intersegment sales	1,998	1,847	1,437
Depreciation and amortization	74,005	73,278	71,352
EBIT, as adjusted	201,334	199,936	177,913
Capital expenditures	132,815	87,932	49,721
Assets employed at year-end	1,954,589	1,748,619	1,735,692

Automotive Group
Net sales to external customers	$1,573,034	$1,661,048	$1,582,226
Depreciation and amortization	81,091	85,345	78,100
EBIT (loss) as adjusted	(73,696)	(19,886)	15,919
Capital expenditures	111,079	100,369	73,926
Assets employed at year-end	1,248,294	1,231,348	1,229,224

Steel Group
Net sales to external customers	$1,327,836	$1,236,908	$995,201
Intersegment sales	144,424	178,157	161,941
Depreciation and amortization	41,496	51,033	51,721
EBIT, as adjusted	206,691	175,772	52,672
Capital expenditures	52,199	29,110	20,134
Assets employed at year-end	828,650	770,325	771,763

Discontinued Operations
Assets employed at year-end	$—	$243,442	$206,230

Total
Net sales to external customers	$4,973,365	$4,823,167	$4,287,197
Depreciation and amortization	196,592	209,656	201,173
EBIT, as adjusted	334,329	355,822	246,504
Capital expenditures	296,093	217,411	143,781
Assets employed at year-end	4,031,533	3,993,734	3,942,909

Reconciliation to Income from Continuting Operations Before Income Taxes
Total EBIT, as adjusted, for reportable segments	$334,329	$355,822	$246,504
Impairment and restructuring	(44,881)	(26,093)	(13,538)
Loss on divestitures	(64,271)	—	—
Rationalization and integration charges	(24,393)	(17,270)	(27,025)
Gain on sale of non-strategic assets, net of dissolution of subsidiary	7,953	8,547	190
CDSOA receipts, net of expenses	87,907	77,069	44,429
Adoption of FIN 46 for investment in PEL	—	—	(948)
Other	(1,210)	(194)	(719)
Interest expense	(49,387)	(51,585)	(50,834)
Interest income	4,605	3,437	1,397
Intersegment adjustments	3,582	(3,195)	(1,865)

Income from Continuing Operations before Income Taxes	$254,234	$346,538	$197,591

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

	Income before income taxes
	2006	2005	2004

United States	$225,028	$278,212	$160,188
Non-United States	29,206	68,326	37,403

Income before income taxes	$254,234	$346,538	$197,591

The provision for income taxes consisted of the following for the years ended December 31:

	2006	2005	2004

Current:
Federal	$86,206	$9,271	$(8,873)
State and local	(651)	(2,559)	4,578
Foreign	18,635	24,778	10,982

	104,190	31,490	6,687
Deferred:
Federal	(20,977)	85,377	49,019
State and local	1,086	1,987	509
Foreign	(6,504)	(5,972)	7,330

	(26,395)	81,392	56,858

United States and foreign taxes on income	$77,795	$112,882	$63,545

The company made income tax payments of approximately $90,600, $29,200 and $49,800 in 2006, 2005 and 2004, respectively.
Following is the reconciliation between the provision for income taxes and the amount computed by applying U.S. Federal income tax rate of 35% to income before taxes for the years ended December 31:

	2006	2005	2004

Income tax at the U.S. federal statutory rate	$88,982	$121,288	$69,157
Adjustments:
State and local income taxes, net of federal tax benefit	283	(373)	3,307
Tax on foreign remittances	6,395	16,124	4,164
Losses without current tax benefits	7,242	1,365	28,630
Tax holidays and foreign earnings taxes at different rates	(13,334)	(8,515)	(10,628)
Deductible dividends paid to ESOP	(2,318)	(2,279)	(1,918)
Benefits related to U.S. exports	(5,325)	(9,971)	(2,308)
Accrual of tax-free Medicare subsidy	(2,604)	(3,055)	(1,384)
Goodwill impairment	3,773	—	—
Accruals and settlements related to tax audits	(3,294)	4,001	(12,673)
Change in tax status of certain entities	—	—	(11,954)
Other items (net)	(2,005)	(5,703)	(848)

Provision for income taxes	$77,795	$112,882	$63,545

Effective income tax rate	30.6%	32.6%	32.2%

In connection with various investment arrangements, the company was granted “holidays” from income taxes in the Czech Republic and at two different affiliates in China. These agreements were new to the company in 2003 and are estimated to begin to expire after 2008. In total, the agreements reduced income tax expenses by $3,700 in 2006, $4,300 in 2005 and $4,500 in 2004. These savings resulted in an increase to earnings per diluted share of $0.04 in 2006, $0.05 in 2005, and $0.05 in 2004.
The company plans to reinvest undistributed earnings of all non-U.S. subsidiaries, which amounted to approximately $235,000 and $152,000 at December 31, 2006 and December 31, 2005, respectively. Accordingly, taxes on the repatriation of such earnings have not been provided. If these earnings were repatriated, additional tax expense of approximately $82,000 as of December 31, 2006 and $52,000 as of December 31, 2005 would have been incurred.
In October 2004, the President signed the American Jobs Creation Act of 2004 (the AJCA). The AJCA created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from foreign subsidiaries. During 2005, the company repatriated $118,800 under the AJCA. This amount consisted of dividends, previously taxed income and returns of capital, and resulted in net income tax expense of $8,100. The AJCA also contains a provision that eliminates the benefits of the extraterritorial income exclusion for U.S. exports after 2006. The company recognized tax benefits of approximately $5,300 related to the extraterritorial income exclusion in 2006. Additionally, the AJCA contains a provision that enables companies to deduct a percentage (3% in 2005 and 2006, 6% in 2007 through 2009, and 9% in 2010 and later years) of the taxable income derived from qualified domestic manufacturing operations. The company recognized tax benefits of approximately $1,600 relating to the manufacturing deduction for 2006.
In December 2006, the Tax Relief and Health Care Act of 2006 (the TRHCA) was signed into law. The TRHCA retroactively extends the U.S. federal income tax credit for qualified research and development activities (the R&D credit), which had expired on December 31, 2005, through December 31, 2007. The TRHCA also provides an alternative simplified method for calculating the R&D credit for 2007. The company expects the alternative simplified method to result in an increased R&D credit in 2007 versus prior years.
The effect of temporary differences giving rise to deferred tax assets and liabilities at December 31, 2006 and 2005 were as follows:

	2006	2005

Deferred tax assets:
Accrued postretirement benefits cost	$232,638	$205,919
Accrued pension cost	198,576	53,447
Inventory	33,244	21,414
Benefit accruals	7,030	15,954
Tax loss and credit carryforwards	159,240	172,509
Other—net	47,978	43,062
Valuation allowance	(191,894)	(171,357)

	486,812	340,948
Deferred tax liability — depreciation & amortization	(239,116)	(282,754)

Net deferred tax asset	$247,696	$58,194

The company has U.S. loss carryforwards with tax benefits totaling $14,900. These losses will start to expire in 2008. In addition, the company has loss carryforwards in various foreign jurisdictions with tax benefits totaling $135,200 having various expiration dates, and state and local loss carryforwards and credit carryforwards, with tax benefits of $6,300 and $2,800 respectively, which will begin to expire in 2007. The company has provided valuation allowances of $146,100 against certain of these carryforwards. The company has provided valuation allowances of $45,800 against deferred tax assets other than tax losses and credit carryforwards.
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

Quarterly Financial Data
 (Unaudited)

2006	1st	2nd	3rd	4th	Total
(Dollars in thousands, except per share data)

Net sales	$1,254,308	$1,302,174	$1,185,962	$1,230,921	$4,973,365
Gross profit	269,813	293,849	232,397	209,785	1,005,844
Impairment and restructuring charges	1,040	7,469	2,682	33,690	44,881
Income from continuing operations (1)	57,094	64,888	38,688	15,769	176,439
Income from discontinued operations (3)	8,846	9,803	7,859	19,580	46,088
Net income	65,940	74,691	46,547	35,349	222,527
Net income per share — Basic:
Income from continuing operations	0.61	0.70	0.41	0.17	1.89
Income from discontinued operations	0.10	0.10	0.09	0.21	0.49

Total net income per share	0.71	0.80	0.50	0.38	2.38

Net income per share — Diluted:
Income from continuing operations	0.61	0.69	0.41	0.17	1.87
Income from discontinued operations	0.09	0.10	0.08	0.20	0.49

Total net income per share	0.70	0.79	0.49	0.37	2.36

Dividends per share	0.15	0.15	0.16	0.16	0.62

2005	1st	2nd	3rd	4th	Total

Net sales	$1,223,669	$1,243,671	$1,166,196	$1,189,631	$4,823,167
Gross profit	259,234	264,956	236,444	239,323	999,957
Impairment and restructuring charges	—	(44)	24,451	1,686	26,093
Income from continuing operations (2)	52,876	62,276	32,390	86,114	233,656
Income from discontinued operations (3)	5,359	5,058	7,441	8,767	26,625
Net income	58,235	67,334	39,831	94,881	260,281
Net income per share — Basic:
Income from continuing operations	0.58	0.68	0.35	0.93	2.55
Income from discontinued operations	0.06	0.06	0.08	0.10	0.29

Total net income per share	0.64	0.74	0.43	1.03	2.84

Net income per share — Diluted:
Income from continuing operations	0.57	0.67	0.35	0.92	2.52
Income from discontinued operations	0.06	0.06	0.08	0.09	0.29

Total net income per share	0.63	0.73	0.43	1.01	2.81

Dividends per share	0.15	0.15	0.15	0.15	0.60
Earnings per share are computed independently for each of the quarters presented, therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

(1)	Income from continuing operations for the second quarter includes $10.0 million related to the loss on divestiture of the company’s Timken Precision Components — Europe business. Income from continuing operations for the third quarter includes a $7.0 million charge for product warranty. Income from continuing operations for the fourth quarter includes $54.3 million related to the loss on divestiture of the company’s steering business, a $11.8 million charge for product warranty and income of $87.9 million, resulting from the CDSOA.

(2)	Income from continuing operations includes $77.1 million, resulting from the CDSOA.

(3)	Discontinued operations for 2006 reflects the operating results and gain on sale of Latrobe Steel, net of tax. Discontinued operations for 2005 reflects the operating results of Latrobe Steel, net of tax.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
The Timken Company
We have audited the accompanying consolidated balance sheets of The Timken Company and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Timken Company and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Notes 9 and 13 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Shared-Based Payment” and Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” in 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Timken Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2007 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Cleveland, Ohio
February 22, 2007

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
There have been no changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting during the company’s fourth quarter of 2006.
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
Timken management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment under COSO’s “Internal Control-Integrated Framework,” management believes that, as of December 31, 2006, Timken’s internal control over financial reporting is effective.
Ernst & Young LLP, independent registered public accounting firm, has issued an audit report on our assessment of Timken’s internal control over financial reporting as of December 31, 2006, which is presented below.
Management Certifications
James W. Griffith, President and Chief Executive Officer of Timken, has certified to the New York Stock Exchange that he is not aware of any violation by Timken of New York Stock Exchange corporate governance standards.
Section 302 of the Sarbanes-Oxley Act of 2002 requires Timken’s principal executive officer and principal financial officer to file certain certifications with the SEC relating to the quality of Timken’s public disclosures. These certifications are filed as exhibits to this report.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of The Timken Company
We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that The Timken Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Timken Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that The Timken Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The Timken Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Timken Company as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of The Timken Company and our report dated February 22, 2007 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Cleveland, Ohio
February 22, 2007

Item 9B. Other Information
Not applicable
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Required information is set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Report Compliance” in the proxy statement filed in connection with the annual meeting of shareholders to be held May 1, 2007, and is incorporated herein by reference. Information regarding the executive officers of the registrant is included in Part I hereof. Information regarding the company’s Audit Committee and its Audit Committee Financial Expert is set forth under the caption “Audit Committee” in the proxy statement filed in connection with the annual meeting of shareholders to be held May 1, 2007, and is incorporated herein by reference.
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
Item 11. Executive Compensation
Required information is set forth under the captions “ Compensation Discussion and Analysis,” “Summary Compensation Table,” “2006 Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “2006 Option Exercises and Stock Vested,” “Pension Benefits,” “Non —Qualified Deferred Compensation Plan,” “Termination of Employment and Change-in-Control Agreements,” “Director Compensation — 2006,” “Compensation Committee,” “Compensation Committee Report” in the proxy statement filed in connection with the annual meeting of shareholders to be held May 1, 2007, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Required information, including with respect to institutional investors owning more than 5% of the company’s Common Stock, is set forth under the caption “Beneficial Ownership of Common Stock” in the proxy statement filed in connection with the annual meeting of shareholders to be held May 1, 2007, and is incorporated herein by reference.
Required information is set forth under the caption “Equity Compensation Plan Information” in the proxy statement filed in connection with the annual meeting of shareholders to be held May 1, 2007, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Required information is set forth under the caption “Election of Directors” in the proxy statement issued in connection with the annual meeting of shareholders to be held May 1, 2007, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Required information regarding fees paid to and services provided by the company’s independent auditor during the years ended December 31, 2006 and 2005 and the pre-approval policies and procedures of the Audit Committee of the company’s Board of Directors is set forth under the caption “Auditors” in the proxy statement issued in connection with the annual meeting of shareholders to be held May 1, 2007, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) and (2) — Schedule II — Valuation and Qualifying Accounts is submitted as a separate section of this report. Schedules I, III, IV and V are not applicable to the company and, therefore, have been omitted.
(3)	Listing of Exhibits

Exhibit

(2)	Stock Purchase Agreement, dated as of December 8, 2006, by and among The Timken Company, Latrobe Steel Company, Timken Alloy Steel Europe Limited, Toolrock Holding, Inc. and Toolrock Acquisition LLC was filed on December 8, 2006 as an exhibit to Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(3)(i)	Amended Articles of Incorporation of The Timken Company (effective April 16, 1996) were filed with Form S-8 dated April 16, 1996 (Registration No. 333-02553), and are incorporated herein by reference.

(3)(ii)	Amended Regulations of The Timken Company effective April 21, 1987, were filed on March 29, 1993 with Form 10-K (Commission File No. 1-1169), and are incorporated herein by reference.

(4.0)	Amended and Restated Credit Agreement dated as of June 30, 2005 by and among:
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

(4.1)	Indenture dated as of July 1, 1990, between Timken and Ameritrust Company of New York, which was filed with Timken’s Form S-3 registration statement dated July 12, 1990 (Registration No. 333-35773), and is incorporated herein by reference.

(4.2)	First Supplemental Indenture, dated as of July 24, 1996, by and between The Timken Company and Mellon Bank, N.A. was filed on November 13, 1996 with Form 10-Q (Commission File No. 1-1169), and is incorporated herein by reference.

(4.3)	Indenture dated as of February 18, 2003, between The Timken Company and The Bank of New York, as Trustee, providing for Issuance of Notes in Series was filed on March 27, 2003 with Form 10-K (Commission File No. 1-1169), and is incorporated herein by reference.

(4.4)	The company is also a party to agreements with respect to other long-term debt in total amount less than 10% of the registrant’s consolidated total assets. The registrant agrees to furnish a copy of such agreements upon request.

(4.5)	Amended and Restated Receivables Purchase Agreement dated as of December 30, 2005 by and among: Timken Receivables corporation; The Timken Corporation; Jupiter Securitization Corporation; and JP Morgan Chase Bank, N.A. was filed on January 6, 2006 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(4.6)	Amended and Restated Receivables Sales Agreement dated as of December 30, 2005 by and between Timken Corporation and Timken Receivables Corporation was filed on January 6, 2006 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

Listing of Exhibits (cont.)
     Management Contracts and Compensation Plans

Exhibit

(10.0)	The Management Performance Plan of The Timken Company for Officers and Certain Management Personnel as revised on January 31, 2005 was filed on March 15, 2005 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.1)	The Timken Company 1996 Deferred Compensation Plan for officers and other key employees, amended and restated as of April 20, 1999 was filed on May 13, 1999 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.2)	Amendment to The Timken Company 1996 Deferred Compensation Plan was filed on March 3, 2004 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.3)	The Timken Company Long-Term Incentive Plan for directors, officers and other key employees as amended and restated as of February 6, 2004 and approved by shareholders on April 20, 2004 was filed as Appendix A to Proxy Statement filed on March 1, 2004 (Commission File No. 1-1169) and is incorporated herein by reference.

(10.4)	The form of Indemnification Agreements entered into with all Directors who are not Executive Officers of the company was filed on April 1, 1991 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference. Each differs only as to name and date executed.

(10.5)	The form of Indemnification Agreements entered into with all Executive Officers of the company who are not Directors of the company was filed on April 1, 1991 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference. Each differs only as to name and date executed.

(10.6)	The form of Indemnification Agreements entered into with all Executive Officers of the company who are also Directors of the company was filed on April 1, 1991 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference. Each differs only as to name and date executed.

(10.7)	The form of Employee Excess Benefits Agreement entered into with all active Executive Officers, certain retired Executive Officers, and certain other key employees of the company was filed on March 27, 1992 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference. Each differs only as to name and date executed.

(10.8)	Amendment to Employee Excess Benefits Agreement was filed on May 12, 2000 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.9)	The amended form of Employee Excess Benefits Agreement entered into with certain Executive Officers and certain key employees of the company was filed on August 6, 2004 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference. Each differs only as to name and date executed.

(10.10)	Amended form of Excess Benefits Agreement entered into with the President & Chief Executive Officer and Senior Vice President — Technology (now President — Steel) was filed on August 6, 2004 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.11)	The Amended and Restated Supplemental Pension Plan of The Timken Company as adopted March 16, 1998 was filed on March 20, 1998 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

Listing of Exhibits (cont.)
     Management Contracts and Compensation Plans (cont.)

Exhibit

(10.12)	Amendment to the Amended and Restated Supplemental Pension Plan of the Timken Company executed on December 29, 1998 was filed on March 30, 1999 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.13)	The form of The Timken Company Nonqualified Stock Option Agreement for nontransferable options without dividend credit as adopted on April 17, 2001 was filed on May 14, 2001 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.14)	The form of The Timken Company Nonqualified Stock Option Agreement for special award options (performance vesting) as adopted on April 18, 2000 was filed on May 12, 2000 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.15)	The form of Non-Qualified Stock Option Agreement for Officers adopted on January 31, 2005 was filed on February 4, 2005 as an exhibit to Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.16)	The form of Non-Qualified Stock Option Agreement for Officers adopted on February 6, 2006 was filed on February 10, 2006 as an exhibit to Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.17)	The Timken Company Senior Executive Management Performance Plan as Amended and Restated as of February 1, 2005 and approved by shareholders April 19, 2005 was filed as Appendix A to Proxy Statement filed on March 14, 2005 (Commission File No. 1-1169) and is incorporated herein by reference.

(10.18)	The Timken Company Nonqualified Stock Option Agreement entered into with James W. Griffith and adopted on December 16, 1999 was filed on March 29, 2000 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.19)	The Timken Company Director Deferred Compensation Plan effective as of February 4, 2000 was filed on May 12, 2000 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.20)	The form of The Timken Company Deferred Shares Agreement as adopted on April 18, 2000 was filed on May 12, 2000 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.21)	The amended form of The Timken Company Deferred Shares Agreement was filed on August 6, 2004 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.22)	The form of The Timken Company Restricted Share Agreement as adopted on January 31, 2005 was filed on February 4, 2005 as an exhibit to Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.23)	The form of The Timken Company Restricted Share Agreement as adopted on February 6, 2006 was filed on February 10, 2006 as an exhibit to Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

Listing of Exhibits (cont.)
     Management Contracts and Compensation Plans (cont.)

Exhibit

(10.24)	The form of The Timken Company Performance Unit Agreement as adopted on February 6, 2006 was filed on February 10, 2006 as an exhibit to Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.25)	The form of The Timken Company Restricted Share Agreement for Non-Employee Directors as adopted on January 31, 2005 was filed on March 15, 2005 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.26)	The form of The Timken Company Non-Qualified Stock Option Agreement for Non-Employee Directors as adopted on January 31, 2005 and was filed on March 15, 2005 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.27)	Restricted Shares Agreement entered into with Glenn A. Eisenberg was filed on March 28, 2002 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.28)	Executive Severance Agreement entered into with Glenn A. Eisenberg was filed on March 27, 2003 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.29)	The form of The Timken Company 1996 Deferred Compensation Plan Election Agreement as adopted on December 17, 2003 was filed on March 3, 2004 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.30)	The form of Associate Election Agreement under the 1996 Deferred Compensation Plan was filed on February 4, 2005 as an exhibit to Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.31)	The form of The Timken Company 1996 Deferred Compensation Plan Election Agreement for Deferral of Restricted Shares was filed on August 13, 2002 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.32)	The form of The Timken Company Director Deferred Compensation Plan Election Agreement was filed on May 15, 2003 with Form 10-Q (Commission File Number 1-1169) and is incorporated herein by reference. Each differs only as to name and date executed.

(10.33)	The form of Non-employee Director Election Agreement under the 1996 Deferred Compensation Plan was filed on February 4, 2005 as an exhibit to Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.34)	Deferred Share Agreement entered into with Michael C. Arnold was filed on February 10, 2006 as an exhibit to Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.35)	Form of Severance Agreement between The Timken Company and certain of its officers was filed on June 9, 2006 as an exhibit to Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

Listing of Exhibits (cont.)

Exhibit

(12)	Computation of Ratio of Earnings to Fixed Charges.

(21)	A list of subsidiaries of the registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31.1)	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY

By	/s/ James W. Griffith James W. Griffith	By	/s/ Glenn A. Eisenberg Glenn A. Eisenberg
	President, Chief Executive Officer and Director (Principal Executive Officer)		Executive Vice President — Finance and Administration (Principal Financial Officer)
	Date: February 28, 2007		Date: February 28, 2007

		By	/s/ J. Ted Mihaila J. Ted Mihaila
Senior Vice President and Controller (Principal Accounting Officer)
Date: February 28, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Phillip R. Cox* Phillip R. Cox Director	By	/s/ Frank C. Sullivan* Frank C. Sullivan Director
	Date: February 28, 2007		Date: February 28, 2007

By	/s/ Jerry J. Jasinowski* Jerry J. Jasinowski Director	By	/s/ John M. Timken, Jr.* John M. Timken, Jr. Director
	Date: February 28, 2007		Date: February 28, 2007

By	/s/ John A. Luke, Jr.* John A. Luke, Jr. Director	By	/s/ Ward J. Timken* Ward J. Timken Director
	Date: February 28, 2007		Date: February 28, 2007

By	/s/ Robert W. Mahoney* Robert W. Mahoney Director	By	/s/ Ward J. Timken, Jr.* Ward J. Timken, Jr. Director
	Date: February 28, 2007		Date: February 28, 2007

By	/s/ Joseph W. Ralston* Joseph W. Ralston Director	By	/s/ Joseph F. Toot, Jr.* Joseph F. Toot, Jr. Director
	Date: February 28, 2007		Date: February 28, 2007

By	/s/ John P. Reilly* John P. Reilly Director	By	/s/ Jacqueline F. Woods* Jacqueline F. Woods Director
	Date: February 28, 2007		Date: February 28, 2007

		* By	/s/ Glenn A. Eisenberg Glenn A. Eisenberg, attorney-in-fact
By authority of Power of Attorney filed as Exhibit 24 hereto
Date: February 28, 2007

Schedule II—Valuation and Qualifying Accounts
The Timken Company and Subsidiaries

COL. A	COL. B	COL. C				COL. D		COL. E
		Additions —		Additions —
	Balance at	Charged to		Charged to				Balance at
	Beginning	Costs and		Other				End
	of Period	Expenses		Accounts		Deductions		of Period
Year ended December 31, 2006:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$37,473	$8,737	(1)	$(304)	(4)	$9,233	(6)	$36,673
Allowance for surplus and obsolete inventory	19,753	17,637	(2)	(1,389)	(4)	13,941	(7)	22,060
Valuation allowance on deferred tax assets	171,357	6,393	(3)	14,455	(5)	311	(8)	191,894

	$228,583	$32,767		$12,762		$23,485		$250,627

Year ended December 31, 2005:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$34,144	$17,251	(1)	$(868)	(4)	$13,054	(6)	$37,473
Allowance for surplus and obsolete inventory	19,261	17,661	(2)	(1,345)	(4)	15,824	(7)	19,753
Valuation allowance on deferred tax assets	175,398	6,312	(3)	9,048	(5)	19,401	(8)	171,357

	$228,803	$41,224		$6,835		$48,279		$228,583

Year ended December 31, 2004:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$22,150	$7,648	(1)	$10,704	(9)	$6,358	(6)	$34,144
Allowance for surplus and obsolete inventory	28,621	7,293	(2)	(7,974)	(9)	8,679	(7)	19,261
Valuation allowance on deferred tax assets	137,961	37,320	(3)	860	(5)	743	(10)	175,398

	$188,732	$52,261		$3,590		$15,780		$228,803

(1)	Provision for uncollectible accounts included in expenses.

(2)	Provision for surplus and obsolete inventory included in expenses.

(3)	Increase in valuation allowance is recorded as a component of the provision for income taxes.

(4)	Currency translation and change in reserves due to acquisitions, net of divestitures.

(5)	Includes valuation allowances recorded against other comprehensive loss or goodwill.

(6)	Actual accounts written off against the allowance—net of recoveries.

(7)	Inventory items written off against the allowance.

(8)	Includes reversal of valuation allowance on capital losses due to capital gains recognized in 2005 and the reversal of valuation allowances on certain U.S. state and local tax loss and credit carry forwards that were written-down in 2005.

(9)	The opening balance from acquisitions, primarily Torrington. 2004 allowance for uncollectible accounts includes reclassification from other liabilities to conform to the 2005 balance sheet presentation.

(10)	Elimination of valuation allowance on state and local tax credits that expired unused and were written off in 2004.