Form 10-Q
period 2007-03-31
TIMKEN CO
filed 2007-05-09
CIK 98362

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2007

Common Stock, without par value	94,892,637 shares

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE TIMKEN COMPANY AND SUBSIDIARIES
Consolidated Statement of Income
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2007	2006

Net sales	$1,284,513	$1,254,308
Cost of products sold	1,027,020	984,495

Gross Profit	257,493	269,813

Selling, administrative and general expenses	164,303	170,752
Impairment and restructuring charges	13,776	1,040
Loss on divestitures	354	—

Operating Income	79,060	98,021

Interest expense	(9,644)	(13,065)
Interest income	1,955	1,463
Other expense — net	(3,385)	(5,159)

Income Before Income Taxes	67,986	81,260
(Benefit) provision for income taxes	(6,268)	24,166

Income from Continuing Operations	74,254	57,094
Income from discontinued operations, net of income taxes	940	8,846

Net Income	$75,194	$65,940

Earnings Per Share:
Basic earnings per share
Continuing operations	$0.79	$0.61
Discontinued operations	0.01	0.10

Net income per share	$0.80	$0.71

Diluted earnings per share
Continuing operations	$0.78	$0.61
Discontinued operations	0.01	0.09

Net income per share	$0.79	$0.70

Dividends per share	$0.16	$0.15

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheet

	(Unaudited)
	March 31,	December 31,
(Dollars in thousands)	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$100,818	$101,072
Accounts receivable, less allowances: 2007 - $38,711; 2006 - $36,673	740,837	673,428
Inventories, net	974,967	952,310
Deferred income taxes	86,113	85,576
Deferred charges and prepaid expenses	14,740	11,083
Other current assets	80,123	76,811

Total Current Assets	1,997,598	1,900,280

Property, Plant and Equipment — Net	1,598,160	1,601,559

Other Assets
Goodwill	204,247	201,899
Other intangible assets	101,074	104,070
Deferred income taxes	169,058	169,417
Other non-current assets	53,926	54,308

Total Other Assets	528,305	529,694

Total Assets	$4,124,063	$4,031,533

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$109,696	$40,217
Accounts payable and other liabilities	528,742	506,301
Salaries, wages and benefits	169,724	225,409
Income taxes payable	8,532	52,768
Deferred income taxes	635	638
Current portion of long-term debt	28,213	10,236

Total Current Liabilities	845,542	835,569

Non-Current Liabilities
Long-term debt	530,590	547,390
Accrued pension cost	391,398	410,438
Accrued postretirement benefits cost	683,520	682,934
Deferred income taxes	14,512	6,659
Other non-current liabilities	96,244	72,363

Total Non-Current Liabilities	1,716,264	1,719,784

Shareholders’ Equity
Class I and II Serial Preferred Stock without par value:
Authorized - 10,000,000 shares each class, none issued
Common stock without par value:
Authorized - 200,000,000 shares
Issued (including shares in treasury) (2007 - 95,067,547 shares; 2006 - 94,244,407 shares)
Stated capital	53,064	53,064
Other paid-in capital	769,420	753,095
Earnings invested in the business	1,282,832	1,217,167
Accumulated other comprehensive loss	(537,753)	(544,562)
Treasury shares at cost (2007 - 174,909 shares; 2006 - 80,005 shares)	(5,306)	(2,584)

Total Shareholders’ Equity	1,562,257	1,476,180

Total Liabilities and Shareholders’ Equity	$4,124,063	$4,031,533

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2007	2006

CASH PROVIDED (USED)

Operating Activities
Net income	$75,194	$65,940
Net (income) from discontinued operations	(940)	(8,846)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,500	49,490
Impairment charges	2,398	—
Loss on disposals of property, plant and equipment	665	531
Gain on divestiture	—	(660)
Deferred income tax provision	905	2,452
Stock based compensation expense	4,234	3,827
Changes in operating assets and liabilities:
Accounts receivable	(64,776)	(69,452)
Inventories	(17,791)	(37,705)
Other assets	1,943	(187)
Accounts payable and accrued expenses	(63,764)	(47,542)
Foreign currency translation (gain) loss	790	(6,101)

Net Cash Used by Operating Activities — Continuing Operations	(6,642)	(48,253)
Net Cash Provided by Operating Activities — Discontinued Operations	940	11,577

Net Cash Used By Operating Activities	(5,702)	(36,676)

Investing Activities
Capital expenditures	(60,942)	(39,354)
Proceeds from disposals of property, plant and equipment	3,630	1,518
Divestitures	—	875
Acquisitions	(1,523)	—
Other	(506)	(1,205)

Net Cash Used by Investing Activities — Continuing Operations	(59,341)	(38,166)
Net Cash Used by Investing Activities — Discontinued Operations	—	(1,719)

Net Cash Used by Investing Activities	(59,341)	(39,885)

Financing Activities
Cash dividends paid to shareholders	(15,152)	(14,027)
Net proceeds from common share activity	11,886	6,132
Proceeds from issuance of long-term debt	15,054	38,015
Payments on long-term debt	(15,250)	(38,346)
Short-term debt activity — net	67,011	49,507

Net Cash Provided by Financing Activities	63,549	41,281
Effect of exchange rate changes on cash	1,240	1,148

Decrease In Cash and Cash Equivalents	(254)	(34,132)
Cash and cash equivalents at beginning of year	101,072	65,417

Cash and Cash Equivalents at End of Period	$100,818	$31,285

See accompanying Notes to the Consolidated Financial Statements.

PART I. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in thousands, except per share data)
Note 1 – Basis of Presentation
The accompanying Consolidated Financial Statements (unaudited) for The Timken Company (the company) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to the Consolidated Financial Statements and footnotes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain amounts in the 2006 Consolidated Financial Statements have been reclassified to conform to the 2007 presentation.
Note 2 – New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertain tax positions recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes requirements and other guidance for financial statement recognition and measurement of positions taken or expected to be taken on tax returns. This interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of adopting FIN 48 is recorded as an adjustment to the opening balance of retained earnings in the period of adoption. The company adopted FIN 48 effective January 1, 2007. In connection with the adoption of FIN 48, the company recorded a $5,623 increase to retained earnings to recognize net tax benefits under the recognition and measurement criteria of FIN 48 that were previously not recognized under the company’s former accounting policy.
In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value that is based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information to develop those assumptions. Additionally, the standard expands the disclosures about fair value measurements to include separately disclosing the fair value measurements of assets or liabilities within each level of the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The company is currently evaluating the impact of adopting SFAS No. 157 on the company’s results of operations and financial condition.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The company is currently evaluating the impact of adopting SFAS No. 159 on the company’s results of operations and financial condition.
Note 3 — Inventories

	March 31,	December 31,
	2007	2006

Inventories:
Manufacturing supplies	$75,838	$84,398
Work in process and raw materials	433,531	390,133
Finished products	465,598	477,779

Inventories	$974,967	$952,310

Note 3 – Inventories (continued)
Effective January 1, 2007, the company changed the method of accounting for certain product inventories for one of its domestic legal entities from the first-in, first-out (FIFO) method to the last-in, first-out (LIFO) method. This change affects approximately 8% of the company’s total gross inventory at December 31, 2006. As a result of this change, substantially all domestic inventories are stated at the lower of cost, determined on a LIFO basis, or market. The change is preferable because it improves financial reporting by supporting the continued integration of the company’s domestic bearing business, as well as providing a consistent and uniform costing method across the company’s domestic operations and reduces the complexity of intercompany transactions. SFAS No. 154, “Accounting Changes and Error Corrections,” requires that a change in accounting principle be reflected through retrospective application of the new accounting principle to all prior periods, unless it is impractical to do so. The company has determined that retrospective application to a period prior to January 1, 2007 is not practical as the necessary information needed to restate prior periods is not available. Therefore, the company began to apply the LIFO method to these inventories beginning January 1, 2007. The adoption of the LIFO method for these inventories did not have a material impact on the company’s results of operations or financial position during the first quarter of 2007.
An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation.
Note 4 – Property, Plant and Equipment
The components of property, plant and equipment are as follows:

	March 31,	December 31,
	2007	2006

Property, Plant and Equipment:
Land and buildings	$615,739	$628,542
Machinery and equipment	3,085,540	3,036,266

Subtotal	3,701,279	3,664,808
Less allowances for depreciation	(2,103,119)	(2,063,249)

Property, Plant and Equipment — net	$1,598,160	$1,601,559

At March 31, 2007, machinery and equipment included approximately $91,000 of capitalized software. Depreciation expense was $51,882 and $47,039 for the three months ended March 31, 2007 and March 31, 2006, respectively. Assets held for sale at March 31, 2007 were $11,448. Assets held for sale relate to land and buildings in Torrington, Connecticut and Desford, England and are classified as other current assets on the Consolidated Balance Sheet.
Note 5 – Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2007 are as follows:

	Balance			Balance
	12/31/06	Acquisitions	Other	03/31/07

Goodwill:
Industrial	$201,899	$1,023	$1,325	$204,247

Total	$201,899	$1,023	$1,325	$204,247

Acquisitions represent the opening balance sheet adjustment for an acquisition completed in December 2006. Other primarily includes foreign currency translation adjustments.

Note 5 – Goodwill and Other Intangible Assets (continued)
The following table displays intangible assets as of March 31, 2007 and December 31, 2006:

	As of March 31, 2007
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Intangible assets subject to amortization:

Industrial	$54,027	$13,739	$40,288
Automotive	70,696	25,776	44,920
Steel	819	284	535

	$125,542	$39,799	$85,743

Intangible assets not subject to amortization:

Goodwill	$204,247	$—	$204,247
Other	15,331	—	15,331

	$219,578	$—	$219,578

Total intangible assets	$345,120	$39,799	$305,321

	As of December 31, 2006
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Intangible assets subject to amortization:

Industrial	$54,654	$12,754	$41,900
Automotive	70,545	24,255	46,290
Steel	864	313	551

	$126,063	$37,322	$88,741

Intangible assets not subject to amortization:

Goodwill	$201,899	$—	$201,899
Other	15,329	—	15,329

	$217,228	$—	$217,228

Total intangible assets	$343,291	$37,322	$305,969

Amortization expense for intangible assets was approximately $2,500 for the three months ended March 31, 2007. Amortization expense for intangible assets is estimated to be approximately $10,800 for 2007 and is estimated to be approximately $8,600 annually for the next five years.
Note 6 – Equity Investments
Investments accounted for under the equity method were $12,739 and $12,144 at March 31, 2007 and December 31, 2006, respectively, and were reported in other non-current assets on the Consolidated Balance Sheet. In 2006, the company sold a portion of CoLinx, LLC due to the addition of another company to the joint venture.
Equity investments are reviewed for impairment when circumstances (such as lower-than-expected financial performance or change in strategic direction) indicate that the carrying value of the investment may not be recoverable. If impairment does exist, the equity investment is written down to its fair value with a corresponding charge to the Consolidated Statement of Income. No impairments were recorded during the first quarters of 2007 and 2006 relating to the company’s equity investments.

Note 6 – Equity Investments (continued)
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
Advanced Green Components
During 2002, the company’s Automotive Group formed a joint venture, Advanced Green Components LLC (AGC), with Sanyo Special Steel Co., Ltd. (Sanyo) and Showa Seiko Co., Ltd. (Showa). AGC is engaged in the business of converting steel to machined rings for tapered bearings and other related products. The company has been accounting for its investment in AGC under the equity method since AGC’s inception. During the third quarter of 2006, AGC refinanced its long-term debt of $12,240. The company guaranteed half of this obligation. The company concluded the refinancing represented a reconsideration event to evaluate whether AGC was a variable interest entity under FIN 46 (revised December 2003). The company concluded that AGC was a variable interest entity and that the company was the primary beneficiary. Therefore, the company consolidated AGC, effective September 30, 2006. All of AGC’s assets are collateral for its obligations. Except for AGC’s indebtedness for which the company is a guarantor, AGC’s creditors have no recourse to the general credit of the company.
Note 7 – Financing Arrangements
Short-term debt at March 31, 2007 and December 31, 2006 was as follows:

	March 31,	December 31,
	2007	2006

Variable-rate lines of credit for certain of the company’s European and Asian subsidiaries with various banks with interest rates ranging from 3.35% to 12.50%	$99,238	$27,000
Fixed-rate short-term loans of an Asian subsidiary with interest rates ranging from 6.76% to 6.84% at March 31, 2007	10,009	10,005
Other	449	3,212

Short-term debt	$109,696	$40,217

Borrowings under the Accounts Receivable Securitization financing agreement (Asset Securitization), which provides for borrowings up to $200 million subject to certain borrowing base limitations, are secured by certain trade receivables. Under the terms of the Asset Securitization, the company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly owned consolidated subsidiary, which in turn uses the trade receivables to secure the borrowings, which are funded through a vehicle that issues commercial paper in the short-term market. As of March 31, 2007, there were no outstanding borrowings under this facility. A balance outstanding related to the Asset Securitization would be reflected on the company’s Consolidated Balance Sheet in short-term debt. The yield on the commercial paper, which is the commercial paper rate plus program fees, is considered a financing cost and is included in interest expense on the Consolidated Statement of Income. As of March 31, 2007, the company had issued letters of credit totaling $18,758, which reduced the availability under the Asset Securitization to $181,242.
The lines of credit for certain of the company’s European and Asian subsidiaries provide for borrowings up to $246,778. At March 31, 2007, the company had borrowings outstanding of $99,238, which reduced the availability under these facilities to $147,540.

Note 7 – Financing Arrangements (continued)
Long-term debt at March 31, 2007 and December 31, 2006 was as follows:

	March 31,	December 31,
	2007	2006

Fixed-rate Medium-Term Notes, Series A, due at various dates through May 2028, with interest rates ranging from 6.20% to 7.76%	$191,775	$191,601
Variable-rate State of Ohio Air Quality and Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (3.62% at March 31, 2007)	21,700	21,700
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (3.62% at March 31, 2007)	17,000	17,000
Variable-rate State of Ohio Water Development Revenue Refunding Bonds, maturing on May 1, 2007 (3.62% at March 31, 2007)	8,000	8,000
Variable-rate Unsecured Canadian Note, Maturing on December 22, 2010 (4.89% at March 31, 2007)	50,104	49,593
Fixed-rate Unsecured Notes, maturing on February 15, 2010 with an interest rate of 5.75%	248,385	247,773
Variable-rate credit facility with US Bank for Advanced Green Components, LLC, maturing on July 18, 2008 (6.32% at March 31, 2007)	12,240	12,240
Other	9,599	9,719

	558,803	557,626
Less current maturities	28,213	10,236

Long-term debt	$530,590	$547,390

The company has a $500,000 Amended and Restated Credit Agreement (Senior Credit Facility) that matures on June 30, 2010. At March 31, 2007, the company had no outstanding borrowings under the Senior Credit Facility and had issued letters of credit under this facility totaling $33,213, which reduced the availability under the Senior Credit Facility to $466,787. Under the Senior Credit Facility, the company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At March 31, 2007, the company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements.
In December 2005, the company entered into a 57,800 Canadian Dollar unsecured loan in Canada. The principal balance of the loan is payable in full on December 22, 2010. The interest rate is variable based on the Canadian LIBOR rate and interest payments are due quarterly.
AGC is a joint venture of the company formerly accounted for using the equity method. The company is the guarantor of $6,120 of AGC’s $12,240 credit facility. Effective September 30, 2006, the company consolidated AGC and its outstanding debt. Refer to Note 6 – Equity Investments for additional discussion.
Note 8 — Product Warranty
The company provides warranty policies on certain of its products. The company accrues liabilities under warranty policies based upon specific claims and a review of historical warranty claim experience in accordance with SFAS No. 5. Should the company become aware of a specific potential warranty claim, a specific charge is recorded and accounted for accordingly. Adjustments are made quarterly to the reserves as claim data and historical experience change. The following is a rollforward of the warranty reserves for the three months ended March 31, 2007 and the year ended December 31, 2006:

	March 31,	December 31,
	2007	2006

Beginning balance, January 1	$20,023	$910
Expense	260	20,024
Payments	(47)	(911)

Ending balance	$20,236	$20,023

The product warranty charge in 2006 related primarily to a single production line at an individual plant that occurred during a limited period. The product warranty accrual at March 31, 2007 and December 31, 2006 was included in accounts payable and other liabilities in the Consolidated Balance Sheet.

Note 9 – Shareholders’ Equity
An analysis of the change in capital and earnings invested in the business is as follows:

		Common Stock		Earnings	Accumulated
			Other	Invested	Other
		Stated	Paid-In	in the	Comprehensive	Treasury
	Total	Capital	Capital	Business	Income	Stock

Balance at December 31, 2006	$1,476,180	$53,064	$753,095	$1,217,167	$(544,562)	$(2,584)

Cumulative effect of adoption of FIN 48	5,623			5,623

Net Income	75,194			75,194
Foreign currency translation adjustment	10,580				10,580
Minimum pension adjustment	(4,023)				(4,023)
Change in fair value of derivative financial instruments, net of reclassifications	252				252

Total comprehensive income	82,003

Dividends — $0.16 per share	(15,152)			(15,152)
Tax benefit from stock compensation	1,137		1,137
Issuance (tender) of 94,904 shares from treasury and 823,140 shares from authorized	12,466		15,188			(2,722)

Balance at March 31, 2007	$1,562,257	$53,064	$769,420	$1,282,832	$(537,753)	$(5,306)

The total comprehensive income for the three months ended March 31, 2006 was $80,268.
Note 10 – Earnings Per Share
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three months ended March 31, 2007:

	Three Months Ended
	March 31,
	2007	2006
Numerator:
Income from continuing operations for basic earnings per share and diluted earnings per share	$74,254	$57,094
Denominator:
Weighted-average number of shares outstanding — basic	93,963,797	92,942,082
Effect of dilutive securities:
Stock options and awards – based on the treasury stock method	848,133	1,068,401

Weighted-average number of shares outstanding, assuming dilution of stock options and awards	94,811,930	94,010,483

Basic earnings per share from continuing operations	$0.79	$0.61

Diluted earnings per share from continuing operations	$0.78	$0.61

The exercise prices for certain stock options that the company has awarded exceed the average market price of the company’s common stock. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. The antidilutive stock options outstanding were 1,713,137 and 563,200 during the first quarter of 2007 and 2006, respectively.

Note 11 – Segment Information
The primary measurement used by management to measure the financial performance of each Group is adjusted EBIT (earnings before interest and taxes, excluding the effect of amounts related to certain items that management considers not representative of ongoing operations such as impairment and restructuring, manufacturing rationalization and integration costs, one-time gains and losses on disposal of non-strategic assets, allocated receipts received or payments made under the U.S. Continued Dumping and Subsidy Offset Act (CDSOA) and loss on the dissolution of subsidiary).

	Three months ended
	March 31,
	2007	2006

Industrial Group
Net sales to external customers	$544,076	$503,444
Intersegment sales	366	435
Depreciation and amortization	20,625	18,356
EBIT, as adjusted	49,175	45,885

Automotive Group
Net sales to external customers	$387,960	$420,984
Depreciation and amortization	20,355	20,818
EBIT (loss) as adjusted	(7,233)	(3,141)

Steel Group
Net sales to external customers	$352,477	$329,880
Intersegment sales	37,815	45,530
Depreciation and amortization	13,520	10,316
EBIT, as adjusted	61,817	56,983

Reconciliation to Income from Continuing Operations before Income Taxes
Total EBIT, as adjusted, for reportable segments	$103,759	$99,727
Impairment and restructuring	(13,776)	(1,040)
Manufacturing rationalization expenses	(13,173)	(3,413)
Loss on divestiture	(354)	—
Other	343	(308)
Interest expense	(9,644)	(13,065)
Interest income	1,955	1,463
Intersegment adjustments	(1,124)	(2,104)

Income from Continuing Operations before Income Taxes	$67,986	$81,260

Note 12 – Impairment and Restructuring Charges
Impairment and restructuring charges by segment are comprised of the following:
For the three months ended March 31, 2007:

	Industrial	Automotive	Steel	Total

Impairment charges	$2,398	$—	$—	$2,398
Severance expense and related benefit costs	(155)	6,546	4,627	11,018
Exit costs	32	264	64	360

Total	$2,275	$6,810	$4,691	$13,776

Note 12 – Impairment and Restructuring Charges (continued)
For the three months ended March 31, 2006:

	Industrial	Automotive	Steel	Total

Impairment charges	$—	$—	$—	$—
Severance expense and related benefit costs	—	966	—	966
Exit costs	55	19	—	74

Total	$55	$985	$—	$1,040

Industrial
In May 2004, the company announced plans to rationalize the company’s three bearing plants in Canton, Ohio within the Industrial Group. On September 15, 2005, the company reached a new four-year agreement with the United Steelworkers of America, which went into effect on September 26, 2005, when the prior contract expired. This rationalization initiative is expected to deliver annual pretax savings of approximately $25,000 by 2009 through streamlining operations and workforce reductions, with pretax costs of approximately $35,000 to $40,000.
Impairment charges of $2,398 and exit costs of $32 recorded in the first quarter of 2007 were the result of the Industrial Group’s rationalization plans. During the first quarter of 2006, exit costs of $55 were recorded as a result of the Industrial Group’s rationalization plans. Including rationalization costs recorded in cost of products sold and selling, administrative and general expenses, the Industrial Group has incurred cumulative pretax costs of approximately $25,390 as of March 31, 2007 for these rationalization plans.
Automotive
In 2005, the company announced plans for its Automotive Group to restructure its business and improve performance. These plans included the closure of a manufacturing facility in Clinton, South Carolina and engineering facilities in Torrington, Connecticut and Norcross, Georgia. In February 2006, the company announced additional plans to rationalize production capacity at its Vierzon, France bearing manufacturing facility in response to changes in customer demand for its products.
In September 2006, the company announced further planned reductions in its Automotive Group workforce. In March 2007, the company announced the closure of its manufacturing facility in Sao Paulo, Brazil.
These plans are targeted to collectively deliver annual pretax savings of approximately $75,000 by 2008, with expected net workforce reductions of approximately 1,300 to 1,400 positions and pretax costs of approximately $125,000 to $135,000, which include restructuring costs and rationalization costs recorded in cost of products sold and selling, administrative and general expenses. The Automotive Group has incurred cumulative pretax costs of approximately $74,421 as of March 31, 2007 for these plans.
During the first quarter of 2007, the company recorded $6,546 of severance and related benefit costs and $264 of exit costs associated with the Automotive Group’s restructuring and workforce reduction plans. During the first quarter of 2006, the company recorded $966 of severance and related benefit costs related to the closure of a manufacturing facility in Clinton, South Carolina, and administrative facilities in Torrington, Connecticut and Norcross, Georgia.
Steel
In October 2006, the company announced its intention to exit its European seamless steel tube manufacturing operations located in Desford, England during 2007. The company recorded $4,627 of severance and related benefit costs and $64 of exit costs during the first quarter of 2007 related to this action.

Note 12 – Impairment and Restructuring Charges (continued)
The rollforward of the consolidated restructuring accrual is as follows:

	March 31,	December 31,
	2007	2006

Beginning balance, January 1	$31,985	$18,143
Expense	11,444	29,614
Payments	(12,308)	(15,772)

Ending balance	$31,121	$31,985

The restructuring accrual at March 31, 2007 and December 31, 2006 was included in accounts payable and other liabilities in the Consolidated Balance Sheet. The majority of the restructuring accrual at March 31, 2007 is expected to be paid by the end of 2007.
Note 13 – Retirement and Postretirement Benefit Plans
The following table sets forth the net periodic benefit cost for the company’s retirement and postretirement benefit plans. The amounts for the three months ended March 31, 2007 are based on actuarial calculations prepared during 2006. Consistent with prior years, these calculations will be updated later in the year. These updated calculations may result in different net periodic benefit cost for 2007. The net periodic benefit cost recorded for the three months ended March 31, 2007 is the company’s best estimate of each period’s proportionate share of the amounts to be recorded for the year ended December 31, 2007.

	Pension		Postretirement
	Three months ended		Three months ended
	March 31,		March 31,
	2007	2006	2007	2006

Components of net periodic benefit cost
Service cost	$11,102	$11,948	$1,250	$1,568
Interest cost	39,896	40,125	10,300	12,353
Expected return on plan assets	(47,049)	(43,085)	—	—
Amortization of prior service cost	2,825	3,118	(475)	(485)
Recognized net actuarial loss	12,499	14,939	2,425	4,064
Amortization of transition asset	(40)	(42)	—	—

Net periodic benefit cost	$19,233	$27,003	$13,500	$17,500

Effective November 30, 2006, the company sold its Latrobe Steel subsidiary. As part of the sale, Latrobe Steel retained responsibility for the pension and postretirement benefit obligations with respect to current and retired employees covered by collective bargaining arrangements. The net periodic benefit cost for the first quarter of 2006 includes $1,165 for defined benefit pension and postretirement plans retained by Latrobe Steel classified as discontinued operations.

Note 14 – Income Taxes

	Three months ended
	March 31,
	2007	2006

(Benefit) provision for income taxes	$(6,268)	$24,166
Effective tax rate	(9.2)%	29.7%

The company’s provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against income from continuing operations before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior year tax liabilities, are recorded during the period in which they occur.
The effective tax rate for the first quarter of 2007 was lower than the U.S. Federal statutory tax rate due primarily to (1) a favorable discrete tax adjustment of $32,100 recorded in the first quarter of 2007 to recognize the benefits of a prior year tax position as a result of a change in tax law during the quarter, (2) tax benefits on foreign income, including tax holidays in China and the Czech Republic, as well as earnings of certain other foreign subsidiaries being taxed at a rate less than 35%, (3) the domestic manufacturing deduction provided by the American Jobs Creation Act of 2004, and (4) aggregate tax benefit of other U.S. tax items, including the accrual of the tax-free Medicare prescription drug subsidy, deductible dividends paid to the company’s Employee Stock Ownership Plan (ESOP) and the U.S. Federal research tax credit. These additional tax benefits were offset partially by (1) the inability to record a tax benefit for losses at certain foreign subsidiaries, (2) taxes incurred on foreign remittances, (3) U.S. state and local income taxes, and (4) the aggregate tax expense of other discrete tax items, including the accrual of interest expense related to uncertain tax positions from prior years.
The effective tax rate for the first quarter of 2006 was lower than the U.S. Federal statutory tax rate due to tax benefits on foreign income, including the extraterritorial income exclusion on U.S. exports, tax holidays in China and the Czech Republic and earnings of certain foreign subsidiaries being taxed at a rate less than 35%, as well as the net favorable impact of other discrete tax items, including tax reserve adjustments. These benefits were offset partially by taxes incurred on foreign remittances, U.S. state and local income taxes, and the inability to record a tax benefit for losses at certain foreign subsidiaries.
Effective January 1, 2007, the company adopted FIN 48, including the provisions of FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48.” In connection with the adoption of FIN 48, the company recorded a $5,623 increase to retained earnings to recognize net tax benefits under the recognition and measurement criteria of FIN 48 that were previously not recognized under the company’s former accounting policy. As of January 1, 2007, the company had approximately $137,300 of total gross unrecognized tax benefits. Included in this amount was approximately $60,300 (including the federal benefit on state tax positions), which represents the amount of unrecognized tax benefits that would favorably impact the company’s effective income tax rate in any future periods if such benefits were recognized. As of January 1, 2007, the company anticipated a decrease in its unrecognized tax positions of approximately $75,000 to $80,000 during 2007. The anticipated decrease was primarily due to settlements and resulting cash payments related to tax years 2002 to 2005, which are currently under examination by the U.S. Internal Revenue Service (IRS). The tax positions under examination include the timing of income recognition for certain amounts received by the company and treated as capital contributions pursuant to Internal Revenue Code Section 118 and other miscellaneous items.
The company will record interest and penalties related to uncertain tax positions as a component of income tax expense. As of January 1, 2007, the company had approximately $7,800 of accrued interest and penalties related to uncertain tax positions. As of January 1, 2007, the company is subject to examination by the IRS for tax years 2002 to the present. The company is also subject to tax examination in various U.S. state and local tax jurisdictions for tax years 1997 to the present, as well as various foreign tax jurisdictions, including France, Germany and Canada, for tax years 1998 to the present.

Note 14 – Income Taxes (continued)
During the first quarter of 2007, the company’s unrecognized tax benefits decreased by $29,800, as the company recognized a tax benefit related to a prior year tax position due to a change in tax law in the quarter. The tax position relates to one of the company’s foreign affiliates and was not anticipated as of the beginning of the year. As of March 31, 2007, the company has approximately $107,500 of total gross unrecognized tax benefits. Included in this amount is approximately $31,000 (including the federal benefit on state tax positions), which represents the amount of unrecognized tax benefits that would favorably impact the company’s effective income tax rate in any future periods if such benefits were recognized. As of March 31, 2007, the company anticipates a decrease in its unrecognized tax positions of approximately $75,000 to $80,000 during the next 12 months. The anticipated decrease is primarily due to settlements and resulting cash payments related to tax years 2002 to 2005, which are currently under examination by the IRS. The tax positions under examination include the timing of income recognition for certain amounts received by the company and treated as capital contributions pursuant to Internal Revenue Code Section 118 and other miscellaneous items. As of March 31, 2007, the company has accrued approximately $4,500 of interest and penalties related to uncertain tax positions.
Note 15 –Divestures
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

	Three Months Ended
	March 31,
	2007	2006

Net sales	$—	$92,772
Earnings before income taxes	—	14,153
Net income	—	8,846
Gain on divestiture, net of tax	940	—

Income from discontinued operations	$940	$8,846

The gain on divestiture recorded in the first quarter of 2007 represents a purchase price adjustment and was net of tax of $611. As of December 31, 2006, there were no assets or liabilities remaining from the divestiture of Latrobe Steel.

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
Financial Overview

Overview:

	1Q 2007	1Q 2006	$ Change	% Change
(Dollars in millions, except earnings per share)
Net sales	$1,284.5	$1,254.3	$30.2	2.4%
Income from continuing operations	74.3	57.1	17.2	30.1%
Income from discontinued operations	0.9	8.8	(7.9)	(89.8)%
Net income	$75.2	$65.9	9.3	14.1%
Diluted earnings per share:
Continuing operations	$0.78	$0.61	$0.17	27.9%
Discontinued operations	0.01	0.09	(0.08)	(88.9)%
Net income per share	$0.79	$0.70	$0.09	12.9%
Average number of shares — diluted	94,811,930	94,010,483	—	0.9%

The Timken Company reported net sales for the first quarter of 2007 of approximately $1.28 billion, compared to $1.25 billion in the first quarter of 2006, an increase of 2.4%. Sales were higher across the Industrial and Steel Groups, offset by lower sales in the Automotive Group. In December 2006, the company completed the divestiture of its Latrobe Steel subsidiary and recognized a gain on sale, net of tax, of $12.9 million in 2006. Discontinued operations for the first quarter of 2006 represent the operating results, net of tax, of this business in 2006. For the first quarter of 2007, earnings per diluted share were $0.79, compared to $0.70 per diluted share for first quarter of 2006. For the first quarter of 2007, income from continuing operations per diluted share was $0.78, compared to $0.61 per diluted share for the first quarter of 2006.
The company’s first quarter results reflect the ongoing strength of industrial markets and the performance of the Steel Group. The company continued its focus to increase production capacity in targeted areas, including major capacity expansions for industrial products at several manufacturing locations around the world.
The company’s first quarter results also reflect a favorable discrete tax adjustment of $32.1 million to recognize the benefits of a prior year tax position as a result of a change in tax law during the quarter.
The company expects that the continued strength in industrial markets throughout 2007 should drive year-over-year volume and margin improvement. While global industrial markets are expected to remain strong, the improvements in the company’s operating performance will be partially constrained by restructuring initiatives, as well as investments, including Project O.N.E. and Asian growth initiatives. Project O.N.E. is a program designed to improve the company’s business processes and systems. In 2006, the company successfully completed a pilot program of Project O.N.E. in Canada. The company expects to complete the installation of Project O.N.E. for a major portion of its domestic operations during the second quarter of 2007. The objective of the Asian growth initiatives is to increase market share, influence major design centers and expand the company’s network of sources of globally competitive friction management products.
The company’s strategy for the Industrial Group is to pursue growth in selected industrial markets and achieve a

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
leadership position in targeted Asian markets. In 2006, the company invested in three new plants in Asia to build the infrastructure to support its Asian growth initiative. The company also expanded its capacity in aerospace products by investing in a new aerospace aftermarket facility in Mesa, Arizona and through the acquisition of the assets of Turbo Engines, Inc. in December 2006. The new facility in Mesa, which will include manufacturing and engineering functions, more than doubles the capacity of the company’s previous aerospace aftermarket operations in Gilbert, Arizona. In February, the company announced the launch of a fully integrated casting operation to produce precision aerospace aftermarket components at this new site. In addition, the company is increasing large-bore bearing capacity in Romania, China, India and the United States to serve heavy industrial markets. The Industrial Group expects to benefit from this increase in large-bore bearing capacity during the second half of 2007.
The company’s strategy for the Automotive Group is to make structural changes to its business to improve its financial performance. In 2005, the company disclosed plans for its Automotive Group to restructure its business. These plans included the closure of its automotive engineering center in Torrington, Connecticut and its manufacturing engineering center in Norcross, Georgia. These facilities were consolidated into a new technology facility on the campus of Clemson University’s International Center for Automotive Research (CU-ICAR) in Greenville, South Carolina during 2006. The center is primarily responsible for Timken’s development of automotive powertrain technology and allows the company to consolidate its product, process and application engineering. Additionally, the company announced the closure of its manufacturing facility in Clinton, South Carolina. In February 2006, the company announced plans to downsize its manufacturing facility in Vierzon, France.
In September 2006, the company announced further planned reductions in its Automotive Group workforce. In March 2007, the company announced the closure of its manufacturing facility in Sao Paulo, Brazil.
These plans are targeted to collectively deliver annual pretax savings of approximately $75 million by 2008, with expected net workforce reductions of approximately 1,300 to 1,400 positions and pretax costs of approximately $125 million to $135 million, which include restructuring costs and rationalization costs recorded in cost of products sold and selling, administrative and general expenses.
In December 2006, the company completed the divestiture of its steering business located in Watertown, Connecticut and Nova Friburgo, Brazil. The steering business employed approximately 900 associates.
The company’s strategy for the Steel Group is to focus on opportunities where the company can offer differentiated capabilities while driving profitable growth. In January 2007, the company announced plans to invest approximately $60 million to enable the company to competitively produce steel bars down to 1-inch diameter for use in power transmission and friction management applications for a variety of customers, including the rapidly growing automotive transplants. During the first quarter of 2007, the company added a new induction heat-treat line in Canton, Ohio, which will increase capacity and the ability to provide differentiated product to more customers in its global energy markets. In 2006, the company also completed the divestiture of its Latrobe Steel subsidiary and its Timken Precision Steel Components — Europe business. In addition, the company plans to close its seamless steel tube manufacturing operations located in Desford, England.
The Statement of Income
Sales by Segment:

	1Q 2007	1Q 2006	$ Change	% Change
(Dollars in millions, and exclude intersegment sales)
Industrial Group	$544.1	$503.4	$40.7	8.1%
Automotive Group	387.9	421.0	(33.1)	(7.9)%
Steel Group	352.5	329.9	22.6	6.9%

Total Company	$1,284.5	$1,254.3	$30.2	2.4%

The Industrial Group’s net sales in the first quarter of 2007 increased from the first quarter of 2006 as a result of favorable pricing and higher volume across most end markets, particularly the aerospace and heavy industry markets. The impact of foreign currency translation on sales also had a favorable impact. The Automotive Group’s net sales in the first quarter of 2007 decreased from the first quarter of 2006 primarily due to the divestiture of its steering business located in Watertown, Connecticut and Nova Friburgo, Brazil and lower demand from North American light vehicle and heavy truck customers, partially offset by a favorable impact from

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
foreign currency translation. The Steel Group’s net sales in the first quarter of 2007 increased from the same period a year ago primarily due to strong demand by customers in the energy and service center sectors, as well as increased pricing and surcharges to recover high raw material costs, partially offset by significantly lower automotive demand.
Gross Profit:

	1Q 2007	1Q 2006	$ Change	Change
(Dollars in millions)
Gross profit	$257.5	$269.8	$(12.3)	(4.6)%
Gross profit % to net sales	20.0%	21.5%	—	(150	) bps
Rationalization expenses included in cost of products sold	$11.8	$3.0	$8.8	NM

Gross profit margin decreased in the first quarter of 2007, compared to the first quarter of 2006, as a result of lower volume in the Automotive Group, which led to the underutilization of manufacturing capacity, higher raw material costs and higher rationalization expenses, partially offset by favorable sales volume from the Industrial and Steel businesses, price increases, and increased productivity in the company’s Steel business.
In the first quarter of 2007, rationalization expenses included in cost of products sold primarily related to certain Automotive Group domestic manufacturing facilities, the closure of the company’s seamless steel tube manufacturing operations located in Desford, England, the closure of its manufacturing operations located in Sao Paulo, Brazil and the continued rationalization of the company’s Canton, Ohio Industrial Group bearing facilities. In the first quarter of 2006, rationalization expenses included in cost of products sold primarily related to the company’s Canton, Ohio Industrial Group bearing facilities and certain Automotive Group domestic manufacturing facilities. Rationalization expenses in the first quarter of 2007 and 2006 primarily included accelerated depreciation on assets, the relocation of equipment and the write-down of inventory.
Selling, Administrative and General Expenses:

	1Q 2007	1Q 2006	$ Change	Change
(Dollars in millions)
Selling, administrative and general expenses	$164.3	$170.8	$(6.5)	(3.8)%
Selling, administrative and general expenses % to net sales	12.8%	13.6%	—	(80	)bps
Rationalization expenses included in selling, administrative and general expenses	$1.3	$0.4	$0.9	NM

The decrease in selling, administrative and general expenses in the first quarter of 2007, compared to the first quarter of 2006, was primarily due to reductions in Automotive Group selling, administrative and general expenses, as a result of restructuring initiatives, as well as lower-performance based compensation and lower bad debt expense, partially offset by higher costs associated with investments in Project O.N.E.
In the first quarter of 2007, the rationalization expenses included in selling, administrative and general expenses primarily related to the Automotive Group engineering facilities. In the first quarter of 2006, the rationalization expenses included in selling, administrative and general expenses charges primarily related to the rationalization of certain Automotive Group domestic manufacturing facilities.
Impairment and Restructuring Charges:

	1Q 2007	1Q 2006	$ Change
(Dollars in millions)
Impairment charges	$2.4	$—	$2.4
Severance and related benefit costs	11.0	0.9	10.1
Exit costs	0.4	0.1	0.3

Total	$13.8	$1.0	$12.8

Industrial
In May 2004, the company announced plans to rationalize the company’s three bearing plants in Canton, Ohio within the Industrial Group. On September 15, 2005, the company reached a new four-year agreement with the United Steelworkers of America, which went into effect on September 26, 2005, when the prior contract expired. This rationalization initiative is expected to deliver annual pretax savings of approximately $25 million by 2009

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
through streamlining operations and workforce reductions, with pretax costs of approximately $35 to $40 million.
Impairment charges of $2.4 million recorded in the first quarter of 2007 were the result of the Industrial Group’s rationalization plans. During the first quarter of 2006, exit costs of $0.1 million were recorded as a result of the Industrial Group’s rationalization plans. Including rationalization costs recorded in cost of products sold and selling, administrative and general expenses, the Industrial Group has incurred cumulative pretax costs of approximately $25.4 million as of March 31, 2007 for these rationalization plans.
Automotive
In 2005, the company announced plans for its Automotive Group to restructure its business and improve performance. These plans included the closure of a manufacturing facility in Clinton, South Carolina and engineering facilities in Torrington, Connecticut and Norcross, Georgia. In February 2006, the company announced additional plans to rationalize production capacity at its Vierzon, France bearing manufacturing facility in response to changes in customer demand for its products.
In September 2006, the company announced further planned reductions in its Automotive Group workforce. In March 2007, the company announced the closure of its manufacturing facility in Sao Paulo, Brazil.
These plans are targeted to collectively deliver annual pretax savings of approximately $75 million by 2008, with expected net workforce reductions of approximately 1,300 to 1,400 positions and pretax costs of approximately $125 million to $135 million, which include restructuring costs and rationalization costs recorded in cost of products sold and selling, administrative and general expenses. The targeted costs are higher than previous estimates of $105 to $115 million. The Automotive Group has incurred cumulative pretax costs of approximately $74.4 million as of March 31, 2007 for these plans.
During the first quarter of 2007, the company recorded $6.5 million of severance and related benefit costs and $0.3 million of exit costs associated with the Automotive Group’s restructuring and workforce reduction plans. During the first quarter of 2006, the company recorded approximately $0.9 million of severance and related benefit costs related to the closure of a manufacturing facility in Clinton, South Carolina, and administrative facilities in Torrington, Connecticut and Norcross, Georgia.
Steel
In October 2006, the company announced its intention to exit its European seamless steel tube manufacturing operations located in Desford, England during 2007. The company recorded approximately $4.6 million of severance and related benefit costs and $0.1 million of exit costs during the first quarter of 2007 related to this action.
Rollforward of Restructuring Accruals:

	3/31/2007	12/31/2006
(Dollars in millions)
Beginning balance, January 1	$32.0	$18.1
Expense	11.4	29.6
Payments	(12.3)	(15.7)

Ending balance	$31.1	$32.0

The restructuring accrual at March 31, 2007 and December 31, 2006 is included in accounts payable and other liabilities in the Consolidated Balance Sheet. The majority of the restructuring accrual at March 31, 2007 is expected to be paid by the end of 2007.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Loss on Divestitures:

	1Q 2007	1Q 2006	$ Change
(Dollars in millions)
(Loss) on Divestitures	$(0.4)	$—	$(0.4)

In December 2006, the company completed the divestiture of the Automotive Group’s steering business located in Watertown, Connecticut and Nova Friburgo, Brazil and recorded a loss on disposal of $54.3 million. The company recorded an additional loss on disposal of $0.4 million in the first quarter of 2007.
Interest Expense and Income:

	1Q 2007	1Q 2006	$ Change	% Change
(Dollars in millions)
Interest expense	$9.7	$13.1	$(3.4)	(26.0)%
Interest income	$2.0	$1.5	$0.5	33.3%

Interest expense for the first quarter of 2007 decreased compared to the first quarter of 2006, primarily due to lower average debt outstanding in the current year compared to the same period a year ago. Interest income for the first quarter of 2007 increased compared to the same period a year ago, due to higher invested cash balances.
Other Income and Expense:

	1Q 2007	1Q 2006	$ Change	% Change
(Dollars in millions)
Gain on divestitures of non-strategic assets	$0.4	$4.0	$(3.6)	(90.0)%
Gain (loss) on dissolution of subsidiaries	—	(4.3)	4.3	100.0%
Other	(3.8)	(4.9)	1.1	22.4%

Other expense – net	$(3.4)	$(5.2)	$1.8	34.6%

In the first quarter of 2007, $0.3 million of the gain on divestitures of non-strategic assets related to the sale of the engineering facility in Norcross, Georgia. In the first quarter of 2006, $3.5 million of the gain on divestitures of non-strategic assets related to the sale of assets of PEL, a joint venture of the company. The company consolidated PEL effective March 31, 2004 in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46. In 2006, the company liquidated the joint venture. Refer to Note 6 – Equity Investments for additional discussion.
In 2004, the company began the process of liquidating one of its inactive subsidiaries, British Timken Ltd., located in Duston, England. The company recorded additional non-cash charges on dissolution of $4.3 million in the first quarter of 2006.
For the first quarter of 2007, other expense primarily consisted of operating expenses related to assets held for sale, donations, losses on disposal of assets, minority interests and foreign currency exchange gains. For the first quarter of 2006, other expense included donations, losses on disposal of assets, minority interests, losses from equity investments and foreign currency exchange losses.
Income Tax Expense:

	1Q 2007	1Q 2006	$ Change	Change
(Dollars in millions)
Income tax (benefit) expense	$(6.3)	$24.2	$(30.5)	(126.0)%
Effective tax rate	(9.2)%	29.7%	—	(3,890	) bps

The effective tax rate for the first quarter of 2007 was lower than the U.S. Federal statutory tax rate primarily due to (1) a favorable discrete tax adjustment of $32.1 million recorded in the first quarter of 2007 to recognize the benefits of a prior year tax position as a result of a change in tax law during the quarter, (2) tax benefits on foreign income, including tax holidays in China and the Czech Republic as well as earnings of certain other foreign subsidiaries being taxed at a rate less than 35%, (3) the domestic manufacturing deduction provided by the American Jobs Creation Act of 2004, and (4) the aggregate tax benefit of other U.S. tax items, including the accrual of the tax-free Medicare prescription drug subsidy, deductible dividends paid to the company’s

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Employee Stock Ownership Plan (ESOP) and the U.S. Federal research tax credit. These additional tax benefits were offset partially by (1) the inability to record a tax benefit for losses at certain foreign subsidiaries, (2) taxes incurred on foreign remittances, (3) U.S. state and local income taxes and (4) the aggregate tax expense of other discrete tax items, including the accrual of interest expense related to uncertain tax positions from prior years.
The effective tax rate for the first quarter of 2006 was lower than the U.S. Federal statutory tax rate due to tax benefits on foreign income, including the extraterritorial income exclusion on U.S. exports, tax holidays in China and the Czech Republic and earnings of certain foreign subsidiaries being taxed at a rate less than 35%, as well as the net favorable impact of other discrete tax items, including tax reserve adjustments. These benefits were offset partially by taxes incurred on foreign remittances, U.S. state and local income taxes, and the inability to record a tax benefit for losses at certain foreign subsidiaries.
The effective rate for the first quarter of 2007 was lower than the effective rate for the first quarter of 2006 primarily due to the favorable quarter-over-quarter impact of discrete tax adjustments. This was partially offset by increased losses quarter-over-quarter at certain foreign subsidiaries where no tax benefit could be recorded.
The company adopted FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109,” as of January 1, 2007. Refer to “Recently Issued Accounting Pronouncements” and Note 14 – Income Taxes for further discussion of the impact of the adoption of FIN 48.
Discontinued Operations:

	1Q 2007	1Q 2006	$ Change	% Change
(Dollars in millions)
Operating results, net of tax	$—	$8.8	$(8.8)	(100.0)%
Gain on disposal, net of taxes	0.9	—	0.9	NM

Total	$0.9	$8.8	$(7.9)	(89.8)%

In December 2006, the company completed the divestiture of its Latrobe Steel subsidiary and recognized a gain on disposal, net of tax, of $12.9 million. Discontinued operations for the first quarter of 2007 represent an additional $0.9 million gain on disposal, net of tax, due to a purchase price adjustment. Discontinued operations for the first quarter of 2006 represent the operating results, net of tax, of this business.
Business Segments:
The primary measurement used by management to measure the financial performance of each segment is adjusted EBIT (earnings before interest and taxes, excluding the effect of amounts related to certain items that management considers not representative of ongoing operations such as impairment and restructuring, manufacturing rationalization and integration charges, one-time gains or losses on disposal of non-strategic assets, allocated receipts received or payments made under the U.S. Continued Dumping and Subsidy Offset Act (CDSOA) and loss on the dissolution of subsidiary). Refer to Note 11 – Segment Information for the reconciliation of adjusted EBIT by Group to consolidated income before income taxes.
Industrial Group:

	1Q 2007	1Q 2006	$ Change	Change
(Dollars in millions)
Net sales, including intersegment sales	$544.4	$503.9	$40.5	8.0%
Adjusted EBIT	$49.2	$45.9	$3.3	7.2%
Adjusted EBIT margin	9.0%	9.1%	—	(10	) bps

Sales by the Industrial Group include global sales of bearings and other products and services (other than steel) to a diverse customer base, including: industrial equipment, construction and agriculture, rail, and aerospace and defense customers. The Industrial Group also includes aftermarket distribution operations, including automotive applications, for products other than steel.
The Industrial Group’s net sales for the first quarter of 2007, compared to the first quarter of 2006, increased

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
8.0% primarily due to favorable pricing and higher volume across most end markets, particularly in the aerospace and heavy industry markets. The impact of foreign currency translation on sales also had a favorable impact. While net sales increased in the first quarter of 2007, adjusted EBIT margin was slightly lower in the first quarter of 2007 compared to the first quarter of 2006, primarily due to increases in raw material and logistics costs, as well as higher manufacturing costs associated with capacity additions, which more than offset favorable pricing and higher volume. The Industrial Group continues to focus on improving capacity utilization, product availability and customer service in response to strong industrial demand. The company expects the Industrial Group to benefit in 2007 from continued strength in most global industrial markets and full-year margins are expected to improve over 2006 levels as a result of higher volume, improved pricing and better manufacturing performance. The Industrial Group is also expected to benefit from additional supply capacity of constrained products during the second half of 2007.
Automotive Group:

	1Q 2007	1Q 2006	$ Change	Change
(Dollars in millions)
Net sales, including intersegment sales	$387.9	$421.0	$(33.1)	(7.9)%
Adjusted EBIT (loss)	$(7.2)	$(3.1)	$(4.1)	(132.3)%
Adjusted EBIT (loss) margin	(1.9)%	(0.7)%	—	(120	) bps

The Automotive Group includes sales of bearings and other products and services (other than steel) to automotive original equipment manufacturers and suppliers. The Automotive Group’s net sales in the first quarter of 2007 decreased compared to sales in the same period a year ago, primarily due to the divestiture of its steering business located in Watertown, Connecticut and Nova Friburgo, Brazil and lower demand from North American light vehicle and heavy truck customers, partially offset by a favorable impact from foreign currency translation. The divestiture of the steering business was completed in December 2006.
Profitability for the first three months of 2007 decreased compared to the same period a year ago, primarily due to lower volume, which led to the underutilization of manufacturing capacity, particularly at manufacturing facilities in Clinton, South Carolina and Sao Paulo, Brazil, which the Automotive Group plans to close by the end of 2007. The Automotive Group’s profitability was favorably impacted by reductions in selling, administrative and general expenses, as a result of restructuring initiatives. The Automotive Group’s sales are expected to be at levels consistent with those experienced during the second half of 2006 for the remainder of 2007, and the Automotive Group is expected to deliver improved margins due to its restructuring initiatives.
During the first quarter of 2007, the company recorded approximately $6.5 million of severance and related benefit costs and $0.3 million of exit costs associated with the Automotive Group’s restructuring and workforce reduction plans. During the first quarter of 2006, the company recorded approximately $0.9 million of severance and related benefit costs related to the closure of a manufacturing facility in Clinton, South Carolina, and administrative facilities in Torrington, Connecticut and Norcross, Georgia. The Automotive Group’s adjusted EBIT (loss) excludes these restructuring costs, as they are not representative of ongoing operations.
Steel Group:

	1Q 2007	1Q 2006	$ Change	Change
(Dollars in millions)
Net sales, including intersegment sales	$390.3	$375.4	$14.9	4.0%
Adjusted EBIT	$61.8	$57.0	$4.8	8.4%
Adjusted EBIT margin	15.8%	15.2%	—	60	bps

The Steel Group sells steels of low and intermediate alloy and carbon grades in both solid and tubular sections, as well as custom-made steel products for both automotive and industrial applications, including bearings.
In December 2006, the company completed the sale of its Latrobe Steel subsidiary. Sales and adjusted EBIT from these operations for the first quarter of 2006 are included in discontinued operations. The Steel Group’s net sales for the first quarter of 2007, compared to the first quarter of 2006, increased 4.0% primarily due to strong demand by customers in the energy and service center sectors, as well as increased pricing and surcharges to recover high raw material costs, partially offset by significantly lower automotive demand. Profitability for the Steel Group in the first quarter of 2007 increased compared to the first quarter of 2006, primarily due to favorable sales mix, increased pricing and higher manufacturing productivity, as well as lower

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
energy costs, partially offset by higher raw material costs.
The company expects the Steel Group to benefit from strong demand in the energy sector throughout 2007, with other sectors increasing slightly over 2006 levels. The company also expects the Steel Group’s Adjusted EBIT to be slightly higher for 2007 compared to 2006, due to higher volume, product mix, price increases and higher manufacturing productivity. Scrap costs are expected to decline from their current level, while alloy and energy costs are expected to remain at high levels. However, these costs are expected to be recovered through surcharges and price increases.
The Balance Sheet
Total assets as shown on the Consolidated Balance Sheet at March 31, 2007 increased by $92.6 million from December 31, 2006. This increase was due primarily to increased working capital required to support higher sales and the impact of foreign currency translation, slightly offset by lower property, plant and equipment — net.
Current Assets:

	3/31/2007	12/31/2006	$ Change	% Change
(Dollars in millions)
Cash and cash equivalents	$100.8	$101.1	$(0.3)	(0.3)%
Accounts receivable, net	740.8	673.4	67.4	10.0%
Inventories, net	975.0	952.3	22.7	2.4%
Deferred income taxes	86.1	85.6	0.5	0.6%
Deferred charges and prepaid expenses	14.8	11.1	3.7	33.3%
Other current assets	80.1	76.8	3.3	4.3%

Total current assets	$1,997.6	$1,900.3	$97.3	5.1%

Refer to the Consolidated Statement of Cash Flows for a discussion of the decrease in cash and cash equivalents. Accounts receivable, net increased as a result of the higher sales in the first quarter of 2007 as compared to the fourth quarter of 2006. The impact of foreign currency translation on net accounts receivable was offset by higher allowance for doubtful accounts. The increase in inventories was primarily due to higher volume, increased raw material costs and the impact of foreign currency translation. The increase in other current assets was driven by the reclassification of administrative facilities in Torrington, Connecticut and manufacturing facilities in Desford, England as “assets held for sale.”
Property, Plant and Equipment – Net:

	3/31/2007	12/31/2006	$ Change	% Change
(Dollars in millions)
Property, plant and equipment	$3,701.3	$3,664.8	$36.5	1.0%
Less: allowances for depreciation	(2,103.1)	(2,063.3)	(39.8)	1.9%

Property, plant and equipment — net	$1,598.2	$1,601.5	$(3.3)	(0.2)%

The decrease in property, plant and equipment – net in the first quarter of 2007 was primarily due to depreciation and the reclassification of assets held for sale to other current assets more than offsetting the impact of capital spending.
Other Assets:

	3/31/2007	12/31/2006	$ Change	% Change
(Dollars in millions)
Goodwill	$204.2	$201.9	$2.3	1.1%
Other intangible assets	101.1	104.1	(3.0)	(2.9)%
Deferred income taxes	169.1	169.4	(0.3)	(0.2)%
Other non-current assets	53.9	54.3	(0.4)	(0.7)%

Total other assets	$528.3	$529.7	$(1.4)	(0.3)%

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The increase in goodwill was due to the impact of foreign currency translation and an opening balance sheet adjustment related to an acquisition completed in December 2006. The decrease in other intangible assets was primarily due to the amortization expense recognized in the first quarter of 2007.
Current Liabilities:

	3/31/2007	12/31/2006	$ Change	% Change
(Dollars in millions)
Short-term debt	$109.7	$40.2	$69.5	172.9%
Accounts payable and other liabilities	528.8	506.3	22.5	4.4%
Salaries, wages and benefits	169.7	225.4	(55.7)	(24.7)%
Income taxes payable	8.5	52.8	(44.3)	(83.9)%
Deferred income taxes	0.6	0.6	—	0.0%
Current portion of long-term debt	28.2	10.2	18.0	176.5%

Total current liabilities	$845.5	$835.5	$10.0	1.2%

The increase in short-term debt was primarily due to increased net borrowings by the company’s foreign subsidiaries under lines of credit. The increase in accounts payable and other liabilities was primarily due to the increase in purchasing volume to meet the higher production demand. The decrease in salaries, wages and benefits was the result of the payout of 2006 performance-based compensation in the first quarter of 2007. The decrease in income taxes payable was primarily due to the reclassification of a portion of the income taxes payable from current liabilities to non-current liabilities as a result of the adoption FIN 48, offset by the provision for current-year taxes. The increase in the current portion of long-term debt is primarily due to the reclassification of debt that is expected to mature within the next twelve months from non-current liabilities to current liabilities.
Non-Current Liabilities:

	3/31/2007	12/31/2006	$ Change	% Change
(Dollars in millions)
Long-term debt	$530.6	$547.4	$(16.8)	(3.1)%
Accrued pension cost	391.4	410.4	(19.0)	(4.6)%
Accrued postretirement benefits cost	683.5	682.9	0.6	0.1%
Deferred income taxes	14.5	6.7	7.8	116.4%
Other non-current liabilities	96.3	72.4	23.9	33.0%

Total non-current liabilities	$1,716.3	$1,719.8	$(3.5)	(0.2)%

The decrease in long-term debt is primarily due to the reclassification of debt that is expected to mature within the next twelve months to current liabilities. The decrease in accrued pension cost in the first quarter of 2007 was primarily due to U.S.-based pension plan contributions, partially offset by current year accruals for pension expense. The increase in other non-current liabilities was primarily due to the reclassification of a portion of income taxes payable from current liabilities to non-current liabilities as a result of the adoption of FIN 48.
Shareholders’ Equity:

	3/31/2007	12/31/2006	$ Change	% Change
(Dollars in millions)
Common stock	$822.5	$806.2	$16.3	2.0%
Earnings invested in the business	1,282.9	1,217.2	65.7	5.4%
Accumulated other comprehensive loss	(537.8)	(544.6)	6.8	(1.2)%
Treasury shares	(5.3)	(2.6)	(2.7)	103.8%

Total shareholders’ equity	$1,562.3	$1,476.2	$86.1	5.8%

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The increase in common stock related to stock option exercises by employees and the related income tax benefits. Earnings invested in the business were increased in the first quarter of 2007 by net income of $75.2 million and $5.6 million related to the cumulative effect of adopting FIN 48, partially reduced by dividends declared of $15.2 million. The decrease in accumulated other comprehensive loss was primarily due to the positive impact of the foreign currency translation. The increase in the foreign currency translation adjustment of $10.6 million was due to the weakening of the U.S. dollar relative to other currencies, such as the Romanian lei, the Brazilian real and the Euro. See “Foreign Currency” for further discussion regarding the impact of foreign currency translation.
Cash Flows:

	3/31/2007	3/31/2006	$ Change
(Dollars in millions)
Net cash used by operating activities	$(5.7)	$(36.6)	$30.9
Net cash used by investing activities	(59.3)	(39.9)	(19.4)
Net cash provided by financing activities	63.5	41.3	22.2
Effect of exchange rate changes on cash	1.2	1.1	0.1

Decrease in cash and cash equivalents	$(0.3)	$(34.1)	$33.8

The net cash used by operating activities decreased from $36.6 million for the first quarter of 2006 to $5.7 million for first quarter of 2007 as a result of higher net income and a lower use of cash for working capital items, particularly inventories and accounts receivable, partially offset by accounts payable and accrued expenses. Inventories were a use of cash of $17.8 million in the first quarter of 2007, compared to a use of cash of $37.7 million in the first quarter of 2006. Accounts receivable was a use of cash of $64.8 million in the first quarter of 2007, compared to a use of cash of $69.5 million in the first quarter of 2006. Inventories and accounts receivable increased in the first quarter of 2007 due to higher sales volume. The use of cash in the first quarter of 2007 for accounts payable and accrued expenses was primarily due to the payout of 2006 performance-based compensation in the first quarter and the contributions to the company’s U.S.-based pension plans, which more than offset the increase in payables to meet higher production volume. Excluding cash contributions to the company’s U.S.-based pension plans, accounts payable and accrued expenses were a use of cash of $36.8 million in the first quarter of 2007, compared to a source of cash of $12.1 million in the first quarter of 2006. The company made cash contributions to its U.S.-based pension plans in the first quarter of 2007 of $27.0 million, compared to $59.6 million in the first quarter of 2006. The decrease in operating cash flows from discontinued operations was primarily due to the elimination of operating results from the company’s former Latrobe Steel subsidiary due to the sale of the business in December 2006.
The net cash used by investing activities of $59.3 million for the first three months of 2007 increased from the prior year primarily due to higher capital expenditures to fund Industrial Group growth initiatives.
The net cash provided by financing activities of $63.5 million for the first quarter of 2007, compared to the first quarter of 2006, increased primarily due to higher net borrowings on credit facilities by the company’s foreign subsidiaries during the first three months of 2007, compared to the first three months of 2006. In addition, proceeds from the exercise of stock options increased during the first three months of 2007 compared to the first three months of 2006.
Liquidity and Capital Resources
Total debt was $668.5 million at March 31, 2007, compared to $597.8 million at December 31, 2006. Net debt was $567.7 million at March 31, 2007, compared to $496.7 million at December 31, 2006. The net debt to capital ratio was 26.7% at March 31, 2007, compared to 25.2% at December 31, 2006.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Reconciliation of total debt to net debt and the ratio of net debt to capital:
Net Debt:

	3/31/2007	12/31/2006
(Dollars in millions)
Short-term debt	$109.7	$40.2
Current portion of long-term debt	28.2	10.2
Long-term debt	530.6	547.4

Total debt	668.5	597.8
Less: cash and cash equivalents	(100.8)	(101.1)

Net debt	$567.7	$496.7

Ratio of Net Debt to Capital:

	3/31/2007	12/31/2006
(Dollars in millions)
Net debt	$567.7	$496.7
Shareholders’ equity	1,562.3	1,476.2

Net debt + shareholders’ equity (capital)	$2,130.0	$1,972.9

Ratio of net debt to capital	26.7%	25.2%

The company presents net debt because it believes net debt is more representative of the company’s financial position.
At March 31, 2007, the company had no outstanding borrowings under its $500 million Amended and Restated Credit Agreement (Senior Credit Facility), and had letters of credit outstanding totaling $33.2 million, which reduced the availability under the Senior Credit Facility to $466.8 million. The Senior Credit Facility matures on June 30, 2010. Under the Senior Credit Facility, the company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At March 31, 2007, the company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements. Refer to Note 7 – Financing Arrangements for further discussion.
At March 31, 2007, the company had no outstanding borrowings under the company’s Asset Securitization, which provides for borrowings up to $200 million, limited to certain borrowing base calculations, and is secured by certain domestic trade receivables of the company. As of March 31, 2007, there were letters of credit outstanding totaling $18.8 million, which reduced the availability under the Asset Securitization to $181.2 million.
The company expects that any cash requirements in excess of cash generated from operating activities will be met by the availability under its Asset Securitization and Senior Credit Facility. The company believes it has sufficient liquidity to meet its obligations through 2010.
Financing Obligations and Other Commitments
The company expects to make cash contributions of $100 million to its global defined benefit pension plans in 2007.
During the first quarter of 2007, the company did not purchase any shares of its common stock as authorized under the company’s 2006 common stock purchase plan. This plan authorizes the company to buy in the open market or in privately negotiated transactions up to four million shares of common stock. This plan authorizes purchases up to an aggregate of $180 million. The company may exercise this authorization until December 31, 2012. The company does not expect to be active in repurchasing its shares under the plan in the near-term.
The company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Accounting Change:
Effective January 1, 2007, the company changed the method of accounting for certain product inventories for one of its domestic legal entities from the first-in, first-out (FIFO) method to the last-in, first-out (LIFO) method. This change affects approximately 8% of the company’s total gross inventory at December 31, 2006. As a result of this change, substantially all domestic inventories are stated at the lower of cost, determined on a LIFO basis, or market. The change is preferable because it improves financial reporting by supporting the continued integration of the company’s domestic bearing business, as well as providing a consistent and uniform costing method across the company’s domestic operations and a reduction in the complexity of intercompany transactions. SFAS No. 154, “Accounting Changes and Error Corrections,” requires that a change in accounting principle be reflected through retrospective application of the new accounting principle to all prior periods, unless it is impractical to do so. The company has determined that retrospective application to a period prior to January 1, 2007 is not practical as the necessary information needed to restate prior periods is not available. Therefore, the company began to apply the LIFO method to these inventories beginning January 1, 2007. The adoption of the LIFO method for these inventories did not have a material impact on the company’s results of operations or financial position during the first quarter of 2007 nor is it expected to have a material impact for the remainder of the year.
Recently Issued Accounting Pronouncements:
In July 2006, the Financial Accounting Standards Board (FASB) issued FIN 48. This interpretation clarifies the accounting for uncertain tax positions recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes requirements and other guidance for financial statement recognition and measurement of positions taken or expected to be taken on tax returns. This interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of adopting FIN 48 is recorded as an adjustment to the opening balance of retained earnings in the period of adoption. The company adopted FIN 48 effective January 1, 2007. In connection with the adoption of FIN 48, the company recorded a $5.6 million increase to retained earnings to recognize net tax benefits under the recognition and measurement criteria of FIN 48 that were previously not recognized under the company’s former accounting policy.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The company is currently evaluating the impact of adopting SFAS No. 159 on the company’s results of operations and financial condition.
Critical Accounting Policies and Estimates:
The company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The company reviews its critical accounting policies throughout the year. Except for the adoption of FIN 48, which is discussed in further detail in Note 14 – Income Taxes, the company has concluded that there have been no changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2006, during the three months ended March 31, 2007.

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
Foreign currency exchange losses included in the company’s operating results for the three months ended March 31, 2007 and 2006, were $1.3 million in each period. For the three months ended March 31, 2007, the company recorded a positive non-cash foreign currency translation adjustment of $10.6 million that increased shareholders’ equity, compared to a positive non-cash foreign currency translation adjustment of $15.7 million that increased shareholders’ equity in the three months ended March 31, 2006. The foreign currency translation adjustment for the three months ended March 31, 2007 was positively impacted by the weakening of the U.S. dollar relative to other currencies, such as the Romanian lei, the Brazilian real and the Euro.
Quarterly Dividend:
On May 1, 2007, the company’s Board of Directors declared a quarterly cash dividend of $0.16 per share. The dividend will be paid on June 5, 2007 to shareholders of record as of May 18, 2007. This was the 340th consecutive dividend paid on the common stock of the company.
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

h)	those items identified under Item 1A. Risk Factors in this document and in the Annual Report on Form 10-K for the year ended December 31, 2006.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Refer to information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. Furthermore, a discussion of market risk exposures is included in Part II, Item 7A. Quantitative and Qualitative Disclosure about Market Risk, of the company’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes in reported market risk since the inclusion of this discussion in the company’s Annual Report on Form 10-K referenced above.
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
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 includes a detailed discussion of our risk factors. The information presented below amends and updates those risk factors and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.
Due to developments previously disclosed by the company, the risk factor entitled “We may not be able to realize the anticipated benefits from, or successfully execute, Project O.N.E.” has been updated.
We may not be able to realize the anticipated benefits from, or successfully execute, Project O.N.E.
During 2005, we began implementing Project O.N.E., a multi-year program designed to improve business processes and systems to deliver enhanced customer service and financial performance. During the second quarter of 2007, we will undertake the first major U.S. implementation of Project O.N.E. We may not be able to realize the anticipated benefits from or successfully execute this program. If we are not able to successfully execute this program, we may lose the ability to operate a significant portion of our business, including the ability to schedule production, receive orders, ship product, track inventory and prepare financial statements. Our future success will depend, in part, on our ability to improve our business processes and systems. We may not be able to successfully do so without substantial costs, delays or other difficulties. We may face significant challenges in improving our processes and systems in a timely and efficient manner.
Implementing Project O.N.E. will be complex and time-consuming, may be distracting to management and disruptive to our businesses, and may cause an interruption of, or a loss of momentum in, our businesses as a result of a number of obstacles, such as:
•	the loss of key associates or customers;

•	the failure to maintain the quality of customer service that we have historically provided;

•	the need to coordinate geographically diverse organizations; and

•	the resulting diversion of management’s attention from our day-to-day business and the need to dedicate additional management personnel to address obstacles to the implementation of Project O.N.E.
If we are not successful in executing Project O.N.E., or if it fails to achieve the anticipated results, then our operations, margins, sales and reputation could be adversely affected.
Due to developments previously disclosed by the company, the risk factor entitled “The failure to achieve the anticipated results of our Automotive Group initiatives could materially affect our earnings” has been updated.
The failure to achieve the anticipated results of our Automotive Group initiatives could materially affect our earnings.
During 2005, we announced plans for our Automotive Group to restructure its business and improve performance. In response to reduced production demand from North American automotive manufacturers, in September 2006, we announced further planned reductions in our Automotive Group workforce of approximately 700 associates. These plans are targeted to collectively deliver annual pretax savings of approximately $75 million by 2008, with pretax costs of approximately $125 to $135 million. The failure to achieve the anticipated results of these plans, including our targeted costs and annual savings, could adversely affect our earnings. In addition, increases in other costs and expenses may offset any cost savings from these efforts. Furthermore, the pretax costs required to deliver the targeted savings may increase.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer of Purchases of Common Stock
The following table provides information about purchases by the company during the quarter ended March 31, 2007 of its common stock.

			Total number	Maximum
			of shared	number of
			purchased as	shares that
			part of publicly	may yet
	Total number	Average	announced	be purchased
	of shares	price paid	plans or	under the plans
Period	purchased (1)	per share (2)	programs	or programs (3)
1/1/07 - 1/31/07	14,710	$28.34	—	4,000,000
2/1/07 - 2/28/07	69,240	28.77	—	4,000,000
3/1/07 - 3/31/07	5,041	28.70	—	4,000,000

Total	88,991	$28.70	—	4,000,000

(1)	Represents shares of the company’s common stock that are owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares and the exercise of stock options.

(2)	The average price paid per share is calculated using the daily high and low sales prices of the company’s common stock as quoted on the New York Stock Exchange at the time the employee tenders the shares.

(3)	Pursuant to the company’s 2006 common stock purchase plan, the company may purchase up to four million shares of common stock at an amount not to exceed $180 million in the aggregate. The company may purchase shares under its 2006 common stock purchase plan until December 31, 2012.

Item 6. Exhibits

12	Computation of Ratio of Earnings to Fixed Charges

18	Preferability Letter

31.1	Certification of James W. Griffith, President and Chief Executive Officer of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Glenn A. Eisenberg, Executive Vice President – Finance and Administration (principal financial officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of James W. Griffith, President and Chief Executive Officer (principal executive officer) and Glenn A. Eisenberg, Executive Vice President – Finance and Administration (principal financial officer) of The Timken Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY

Date May 09, 2007	By /s/ James W. Griffith

James W. Griffith
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date May 09, 2007	By /s/ Glenn A. Eisenberg

Glenn A. Eisenberg
Executive Vice President — Finance and
Administration (Principal Financial Officer)