Form 10-Q
period 2007-06-30
TIMKEN CO
filed 2007-08-06
CIK 98362

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2007

Common Stock, without par value	95,584,461 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
THE TIMKEN COMPANY AND SUBSIDIARIES
Consolidated Statement of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2007	2006	2007	2006
Net sales	$1,349,231	$1,302,174	$2,633,744	$2,556,482
Cost of products sold	1,060,196	1,008,325	2,087,216	1,992,820

Gross Profit	289,035	293,849	546,528	563,662
Selling, administrative and general expenses	179,629	172,509	343,932	343,261
Impairment and restructuring charges	7,254	7,469	21,030	8,509
Loss (gain) on divestitures	(38)	9,971	316	9,971

Operating Income	102,190	103,900	181,250	201,921
Interest expense	(10,080)	(12,718)	(19,724)	(25,783)
Interest income	1,200	1,021	3,155	2,484
Other expense — net	(3,593)	(2,181)	(6,978)	(7,340)

Income from Continuing Operations before Income Taxes	89,717	90,022	157,703	171,282
Provision for income taxes	34,116	25,134	27,848	49,300

Income from Continuing Operations	55,601	64,888	129,855	121,982
Income (loss) from discontinued operations, net of income taxes	(275)	9,803	665	18,649

Net Income	$55,326	$74,691	$130,520	$140,631

Earnings Per Share:
Basic earnings per share
Continuing operations	$0.59	$0.70	$1.38	$1.31
Discontinued operations	—	0.10	—	0.20

Net income per share	$0.59	$0.80	$1.38	$1.51

Diluted earnings per share
Continuing operations	$0.58	$0.69	$1.36	$1.30
Discontinued operations	—	0.10	0.01	0.19

Net income per share	$0.58	$0.79	$1.37	$1.49

Dividends per share	$0.16	$0.15	$0.32	$0.30

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheet

	(Unaudited)
	June 30,	December 31,
(Dollars in thousands)	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$73,339	$101,072
Accounts receivable, less allowances: 2007 - $39,673; 2006 - $36,673	759,285	673,428
Inventories, net	981,287	952,310
Deferred income taxes	85,718	85,576
Deferred charges and prepaid expenses	17,552	11,083
Other current assets	89,642	76,811

Total Current Assets	2,006,823	1,900,280
Property, Plant and Equipment — Net	1,623,747	1,601,559
Other Assets
Goodwill	211,527	201,899
Other intangible assets	98,810	104,070
Deferred income taxes	168,948	169,417
Other non-current assets	55,791	54,308

Total Other Assets	535,076	529,694

Total Assets	$4,165,646	$4,031,533

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$44,557	$40,217
Accounts payable and other liabilities	525,945	506,301
Salaries, wages and benefits	192,253	225,409
Income taxes payable	34,750	52,768
Deferred income taxes	586	638
Current portion of long-term debt	20,092	10,236

Total Current Liabilities	818,183	835,569
Non-Current Liabilities
Long-term debt	533,856	547,390
Accrued pension cost	351,008	410,438
Accrued postretirement benefits cost	680,011	682,934
Deferred income taxes	7,152	6,659
Other non-current liabilities	97,043	72,363

Total Non-Current Liabilities	1,669,070	1,719,784
Shareholders’ Equity
Class I and II Serial Preferred Stock without par value:
Authorized — 10,000,000 shares each class, none issued
Common stock without par value:
Authorized — 200,000,000 shares
Issued (including shares in treasury) (2007 – 95,885,284 shares; 2006 – 94,244,407 shares)
Stated capital	53,064	53,064
Other paid-in capital	795,158	753,095
Earnings invested in the business	1,322,909	1,217,167
Accumulated other comprehensive loss	(483,163)	(544,562)
Treasury shares at cost (2007 – 300,823 shares; 2006 – 80,005 shares)	(9,575)	(2,584)

Total Shareholders’ Equity	1,678,393	1,476,180

Total Liabilities and Shareholders’ Equity	$4,165,646	$4,031,533

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2007	2006
CASH PROVIDED (USED)
Operating Activities
Net income	$130,520	$140,631
Net (income) from discontinued operations	(665)	(18,649)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102,475	97,378
Impairment charges	3,353	689
Loss (gain) on disposals of property, plant and equipment	561	(1)
Loss on divestiture	—	9,311
Deferred income tax benefit	(6,530)	(23,537)
Stock based compensation expense	9,120	8,192
Changes in operating assets and liabilities:
Accounts receivable	(76,257)	(75,965)
Inventories	(11,518)	(29,157)
Other assets	(12,201)	662
Accounts payable and accrued expenses	(47,428)	(26,131)
Foreign currency translation (gain)	(1,472)	(11,007)

Net Cash Provided by Operating Activities — Continuing Operations	89,958	72,416
Net Cash Provided by Operating Activities — Discontinued Operations	665	26,396

Net Cash Provided By Operating Activities	90,623	98,812
Investing Activities
Capital expenditures	(124,979)	(101,963)
Proceeds from disposals of property, plant and equipment	10,666	1,123
Divestitures	—	(2,723)
Acquisitions	(1,523)	—
Other	1,291	149

Net Cash Used by Investing Activities — Continuing Operations	(114,545)	(103,414)
Net Cash Used by Investing Activities — Discontinued Operations	—	(2,976)

Net Cash Used by Investing Activities	(114,545)	(106,390)
Financing Activities
Cash dividends paid to shareholders	(30,401)	(28,122)
Net proceeds from common share activity	30,645	18,099
Accounts receivable securitization financing borrowings	—	30,000
Accounts receivable securitization financing payments	—	(30,000)
Proceeds from issuance of long-term debt	40,054	107,615
Payments on long-term debt	(48,402)	(108,297)
Short-term debt activity — net	495	(11,043)

Net Cash Used by Financing Activities	(7,609)	(21,748)
Effect of exchange rate changes on cash	3,798	2,661

Decrease In Cash and Cash Equivalents	(27,733)	(26,665)
Cash and cash equivalents at beginning of year	101,072	65,417

Cash and Cash Equivalents at End of Period	$73,339	$38,752

See accompanying Notes to Consolidated Financial Statements.

PART I. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in thousands, except per share data)
Note 1 — Basis of Presentation
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
Note 2 — New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertain tax positions recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes requirements and other guidance for financial statement recognition and measurement of positions taken or expected to be taken on tax returns. This interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of adopting FIN 48 is recorded as an adjustment to the opening balance of retained earnings in the period of adoption. The company adopted FIN 48 effective January 1, 2007. In connection with the adoption of FIN 48, the company recorded a $5,623 increase to retained earnings to recognize net tax benefits under the recognition and measurement criteria of FIN 48 that were previously not recognized under the company’s former accounting policy.
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
Note 3 — Inventories

	June 30,	December 31,
	2007	2006
Inventories:
Manufacturing supplies	$76,592	$84,398
Work in process and raw materials	423,188	390,133
Finished products	481,507	477,779

Inventories	$981,287	$952,310

Note 3 — Inventories (continued)

Effective January 1, 2007, the company changed the method of accounting for certain product inventories for one of its domestic legal entities from the first-in, first-out (FIFO) method to the last-in, first-out (LIFO) method. This change affects approximately 8% of the company’s total gross inventory at December 31, 2006. As a result of this change, substantially all domestic inventories are stated at the lower of cost, as determined on a LIFO basis, or market. The change is preferable because it improves financial reporting by supporting the continued integration of the company’s domestic bearing business, as well as providing a consistent and uniform costing method across the company’s domestic operations and reduces the complexity of intercompany transactions. SFAS No. 154, “Accounting Changes and Error Corrections,” requires that a change in accounting principle be reflected through retrospective application of the new accounting principle to all prior periods, unless it is impractical to do so. The company has determined that retrospective application to a period prior to January 1, 2007 is not practical as the necessary information needed to restate prior periods is not available. Therefore, the company began to apply the LIFO method to these inventories beginning January 1, 2007. The adoption of the LIFO method for these inventories did not have a material impact on the company’s results of operations or financial position during the first half of 2007.
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
Note 4 — Property, Plant and Equipment
The components of property, plant and equipment are as follows:

	June 30,	December 31,
	2007	2006
Property, Plant and Equipment:
Land and buildings	$638,029	$628,542
Machinery and equipment	3,143,636	3,036,266

Subtotal	3,781,665	3,664,808
Less allowances for depreciation	(2,157,918)	(2,063,249)

Property, Plant and Equipment — Net	$1,623,747	$1,601,559

At June 30, 2007, property, plant and equipment — net included approximately $96,814 in capitalized software. Depreciation expense was $44,854 and $96,736, respectively, for the three and six months ended June 30, 2007. Assets held for sale at June 30, 2007 were $12,165. Assets held for sale relate to land and buildings in Torrington, Connecticut and Desford, England and are classified as other current assets on the Consolidated Balance Sheet.
Note 5 — Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2007 are as follows:

	Balance			Balance
	December 31,			June 30,
	2006	Acquisitions	Other	2007
Goodwill:
Industrial	$201,899	$1,023	$8,605	$211,527

Total	$201,899	$1,023	$8,605	$211,527

Acquisitions represent the opening balance sheet adjustment for an acquisition completed in December 2006. Other primarily includes foreign currency translation adjustments.

Note 5 — Goodwill and Other Intangible Assets (continued)

The following table displays intangible assets as of June 30, 2007 and December 31, 2006:

	As of June 30, 2007
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Intangible assets subject to amortization:
Industrial	$54,263	$15,240	$39,023
Automotive	71,540	27,586	43,954
Steel	850	354	496

	$126,653	$43,180	$83,473

Intangible assets not subject to amortization:
Goodwill	$211,527	$—	$211,527
Other	15,337	—	15,337

	$226,864	$—	$226,864

Total intangible assets	$353,517	$43,180	$310,337

	As of December 31, 2006
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Intangible assets subject to amortization:
Industrial	$54,654	$12,754	$41,900
Automotive	70,545	24,255	46,290
Steel	864	313	551

	$126,063	$37,322	$88,741

Intangible assets not subject to amortization:
Goodwill	$201,899	$—	$201,899
Other	15,329	—	15,329

	$217,228	$—	$217,228

Total intangible assets	$343,291	$37,322	$305,969

Amortization expense for intangible assets was approximately $3,000 and $5,700, respectively, for the three and six months ended June 30, 2007. Amortization expense for intangible assets is estimated to be approximately $10,800 for 2007 and is expected to be approximately $8,600 annually for the next five years.
Note 6 — Equity Investments
Investments accounted for under the equity method were $14,071 and $12,144 at June 30, 2007 and December 31, 2006, respectively, and were reported in other non-current assets on the Consolidated Balance Sheet. In first quarter of 2006, the company sold a portion of CoLinx, LLC due to the addition of another company to the joint venture.
Equity investments are reviewed for impairment when circumstances (such as lower-than-expected financial performance or change in strategic direction) indicate that the carrying value of the investment may not be recoverable. If impairment does exist, the equity investment is written down to its fair value with a corresponding charge to the Consolidated Statement of Income. No impairments were recorded during the first six months of 2007 and 2006 relating to the company’s equity investments.

Note 6 — Equity Investments (continued)

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
Note 7 — Financing Arrangements
Short-term debt at June 30, 2007 and December 31, 2006 was as follows:

	June 30,	December 31,
	2007	2006
Variable-rate lines of credit for certain of the company’s European and Asian subsidiaries with various banks with interest rates ranging from 4.36% to 11.50%	$36,258	$27,000
Fixed-rate short-term loans of an Asian subsidiary with interest rates ranging from 6.71% to 6.83% at June 30, 2007	4,001	10,005
Other	4,298	3,212

Short-term debt	$44,557	$40,217

Borrowings under the Accounts Receivable Securitization financing agreement (Asset Securitization), which provides for borrowings up to $200,000 subject to certain borrowing base limitations, are secured by certain trade receivables. Under the terms of the Asset Securitization, the company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly owned consolidated subsidiary, which in turn uses the trade receivables to secure the borrowings, which are funded through a vehicle that issues commercial paper in the short-term market. As of June 30, 2007, there were no outstanding borrowings under this facility. A balance outstanding related to the Asset Securitization would be reflected on the company’s Consolidated Balance Sheet in short-term debt. The yield on the commercial paper, which is the commercial paper rate plus program fees, is considered a financing cost and is included in interest expense on the Consolidated Statement of Income. As of June 30, 2007, the company had issued letters of credit totaling $18,758, which reduced the availability under the Asset Securitization to $181,242.
The lines of credit for certain of the company’s European and Asian subsidiaries provide for borrowings up to $253,172. At June 30, 2007, the company had borrowings outstanding of $36,258, which reduced the availability under these facilities to $216,914.

Note 7 — Financing Arrangements (continued)

Long-term debt at June 30, 2007 and December 31, 2006 was as follows:

	June 30,	December 31,
	2007	2006
Fixed-rate Medium-Term Notes, Series A, due at various dates through May 2028, with interest rates ranging from 6.20% to 7.76%	$191,319	$191,601
Variable-rate State of Ohio Air Quality and Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (3.79% at June 30, 2007)	21,700	21,700
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (3.79% at June 30, 2007)	17,000	17,000
Variable-rate State of Ohio Water Development Revenue Refunding Bonds, matured on May 1, 2007	—	8,000
Variable-rate Unsecured Canadian Note, Maturing on December 22, 2010 (5.05% at June 30, 2007)	54,271	49,593
Fixed-rate Unsecured Notes, maturing on February 15, 2010 with an interest rate of 5.75%	247,911	247,773
Variable-rate credit facility with US Bank for Advanced Green Components, LLC, maturing on July 18, 2008 (6.32% at June 30, 2007)	12,240	12,240
Other	9,507	9,719

	553,948	557,626
Less current maturities	20,092	10,236

Long-term debt	$533,856	$547,390

The company has a $500,000 Amended and Restated Credit Agreement (Senior Credit Facility) that matures on June 30, 2010. At June 30, 2007, the company had no outstanding borrowings under the Senior Credit Facility and had issued letters of credit under this facility totaling $24,809, which reduced the availability under the Senior Credit Facility to $475,191. Under the Senior Credit Facility, the company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At June 30, 2007, the company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements.
In December 2005, the company entered into a 57,800 Canadian Dollar unsecured loan in Canada. The principal balance of the loan is payable in full on December 22, 2010. The interest rate is variable based on the Canadian LIBOR rate and interest payments are due quarterly.
AGC is a joint venture of the company formerly accounted for using the equity method. The company is the guarantor of $6,120 of AGC’s $12,240 credit facility. Effective September 30, 2006, the company consolidated AGC and its outstanding debt. Refer to Note 6 — Equity Investments for additional discussion.
Note 8 — Product Warranty
The company provides warranty policies on certain of its products. The company accrues liabilities under warranty policies based upon specific claims and a review of historical warranty claim experience in accordance with SFAS No. 5. Should the company become aware of a specific potential warranty claim, a specific charge is recorded and accounted for accordingly. Adjustments are made quarterly to the reserves as claim data and historical experience change. The following is a rollforward of the warranty reserves for the six months ended June 30, 2007 and the year ended December 31, 2006:

	June 30,	December 31,
	2007	2006
Beginning balance, January 1	$20,023	$910
Expense	515	20,024
Payments	(495)	(911)

Ending balance	$20,043	$20,023

The product warranty charge in 2006 related primarily to a single production line at an individual plant that occurred during a limited period. The product warranty accrual at June 30, 2007 and December 31, 2006 was included in accounts payable and other liabilities in the Consolidated Balance Sheet.

Note 9 — Shareholders’ Equity
An analysis of the change in capital and earnings invested in the business is as follows:

	Common Stock			Earnings	Accumulated
			Other	Invested	Other
		Stated	Paid-In	in the	Comprehensive	Treasury
	Total	Capital	Capital	Business	Income	Stock
Balance at December 31, 2006	$1,476,180	$53,064	$753,095	$1,217,167	$(544,562)	$(2,584)

Cumulative effect of adoption of FIN 48	5,623			5,623

Net Income	130,520			130,520
Foreign currency translation adjustment	46,214				46,214
Pension/OPEB liability adjustments during the period	15,077				15,077
Change in fair value of derivative financial instruments, net of reclassifications	108				108

Total comprehensive income	191,919

Dividends — $0.32 per share	(30,401)			(30,401)
Tax benefit from stock compensation	4,807		4,807
Issuance (tender) of 220,818 shares from treasury and 1,640,878 shares from authorized	30,265		37,256			(6,991)

Balance at June 30, 2007	$1,678,393	$53,064	$795,158	$1,322,909	$(483,163)	$(9,575)

The total comprehensive income for the three months ended June 30, 2007 and 2006 was $109,916 and $88,149, respectively. Total comprehensive income for the six months ended June 30, 2006 was $168,417.
Note 10 — Earnings Per Share
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Income from continuing operations for basic earnings per share and diluted earnings per share	$55,601	$64,888	$129,855	$121,982
Denominator:
Weighted-average number of shares outstanding — basic	94,514,074	93,261,154	94,245,696	93,117,090
Effect of dilutive securities:
Stock options and awards — based on the treasury stock method	1,052,045	1,052,516	950,089	1,060,459

Weighted-average number of shares outstanding, assuming dilution of stock options and awards	95,566,119	94,313,670	95,195,785	94,177,549

Basic earnings per share from continuing operations	$0.59	$0.70	$1.38	$1.31

Diluted earnings per share from continuing operations	$0.58	$0.69	$1.36	$1.30

The exercise prices for certain stock options that the company has awarded exceed the average market price of the company’s common stock. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. The antidilutive stock options outstanding were zero and 531,000 during the three months ended June 30, 2007 and 2006, respectively. The antidilutive stock options outstanding were 856,569 and 547,100 during the six months ended June 30, 2007 and 2006, respectively.

Note 11 — Segment Information
The primary measurement used by management to measure the financial performance of each Group is adjusted EBIT (earnings before interest and taxes, excluding the effect of amounts related to certain items that management does not consider representative of ongoing operations such as impairment and restructuring, manufacturing rationalization and integration costs, one-time gains and losses on disposal of non-strategic assets, allocated receipts received or payments made under the U.S. Continued Dumping and Subsidy Offset Act (CDSOA) and loss on the dissolution of subsidiary).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Industrial Group
Net sales to external customers	$565,458	$528,605	$1,109,534	$1,032,049
Intersegment sales	486	462	852	897
Depreciation and amortization	18,196	18,484	38,821	36,840
EBIT, as adjusted	61,807	63,492	110,981	109,377

Automotive Group
Net sales to external customers	$407,155	$426,714	$795,115	$847,698
Depreciation and amortization	18,536	19,159	38,891	39,977
EBIT (loss), as adjusted	(7,391)	(1,960)	(14,624)	(5,101)

Steel Group
Net sales to external customers	$376,618	$346,855	$729,095	$676,735
Intersegment sales	34,151	36,441	71,966	81,971
Depreciation and amortization	11,243	10,245	24,763	20,561
EBIT, as adjusted	61,104	59,749	122,921	116,732

Reconciliation to Income from Continuing Operations before Income Taxes
Total EBIT, as adjusted, for reportable segments	$115,520	$121,281	$219,278	$221,008
Impairment and restructuring	(7,254)	(7,469)	(21,030)	(8,509)
Manufacturing rationalization expenses	(11,369)	(6,261)	(24,542)	(9,674)
Gain (loss) on divestiture	38	(9,971)	(316)	(9,971)
Other	2,029	2,662	2,372	2,354
Interest expense	(10,080)	(12,718)	(19,724)	(25,783)
Interest income	1,200	1,021	3,155	2,484
Intersegment adjustments	(367)	1,477	(1,490)	(627)

Income from Continuing Operations before Income Taxes	$89,717	$90,022	$157,703	$171,282

Note 12 — Impairment and Restructuring Charges
Impairment and restructuring charges by segment are comprised of the following:
For the three months ended June 30, 2007:

	Industrial	Automotive	Steel	Total
Impairment charges	$955	$—	$—	$955
Severance expense and related benefit costs	—	3,109	989	4,098
Exit costs	4	1,865	332	2,201

Total	$959	$4,974	$1,321	$7,254

For the six months ended June 30, 2007:

	Industrial	Automotive	Steel	Total
Impairment charges	$3,353	$—	$—	$3,353
Severance expense and related benefit costs	(155)	9,655	5,616	15,116
Exit costs	36	2,129	396	2,561

Total	$3,234	$11,784	$6,012	$21,030

For the three months ended June 30, 2006:

	Industrial	Automotive	Steel	Total
Impairment charges	$—	$689	$—	$689
Severance expense and related benefit costs	—	5,635	—	5,635
Exit costs	119	1,026	—	1,145

Total	$119	$7,350	$—	$7,469

For the six months ended June 30, 2006:

	Industrial	Automotive	Steel	Total
Impairment charges	$—	$689	$—	$689
Severance expense and related benefit costs	—	6,601	—	6,601
Exit costs	174	1,045	—	1,219

Total	$174	$8,335	$—	$8,509

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
Impairment charges of $804 and $3,202 and exit costs of $1 and $33 were recorded in the second quarter and first six months of 2007, respectively, as a result of the Industrial Group’s rationalization plans. During the second quarter and first six months of 2006, exit costs of $119 and $174, respectively, were recorded as a result of the Industrial Group’s rationalization plans. Including rationalization costs recorded in cost of products sold and selling, administrative and general expenses, the Industrial Group has incurred cumulative pretax costs of approximately $26,998 as of June 30, 2007 for these rationalization plans.

Note 12 — Impairment and Restructuring Charges (continued)
Automotive
In 2005, the company announced plans for its Automotive Group to restructure its business and improve performance. These plans included the closure of a manufacturing facility in Clinton, South Carolina and engineering facilities in Torrington, Connecticut and Norcross, Georgia. In February 2006, the company announced additional plans to rationalize production capacity at the company’s Vierzon, France bearing manufacturing facility in response to changes in customer demand for its products.
In September 2006, the company announced further planned reductions in its Automotive Group workforce. In March 2007, the company announced the closure of its manufacturing facility in Sao Paulo, Brazil. The company anticipates that this manufacturing facility will close in early 2008.
These plans are targeted to collectively deliver annual pretax savings of approximately $75,000 by 2008, with expected net workforce reductions of approximately 1,300 to 1,400 positions and pretax costs of approximately $125,000 to $135,000, which include restructuring costs and rationalization costs recorded in cost of products sold and selling, administrative and general expenses. The Automotive Group has incurred cumulative pretax costs of approximately $87,195 as of June 30, 2007 for these plans.
During the second quarter and first six months of 2007, the company recorded $3,109 and $9,655, respectively, of severance and related benefit costs and $1,865 and $2,129, respectively, of exit costs associated with the Automotive Group’s restructuring and workforce reduction plans. The exit costs recorded in the second quarter of 2007 were primarily the result of environmental charges related to the closure of a manufacturing facility in Sao Paulo, Brazil. The company recorded impairment charges of $689, severance and related benefit costs of $5,635, and exits costs of $1,026 during the second quarter of 2006, and the company recorded impairment charges of $689, severance and related benefit costs of $6,601 and exits costs of $1,045 during the first six months of 2006. The charges taken during the respective periods of 2006 related to the closure of a manufacturing facility in Clinton, South Carolina and administrative facilities in Torrington, Connecticut and Norcross, Georgia, and the rationalization of the company’s Vierzon, France bearing manufacturing facility.
Steel
In April 2007, the company completed the closure of its European seamless steel tube facility located in Desford, England. The company recorded $929 and $5,556 of severance and related benefit costs, and $332 and $396 of exit costs during the second quarter and first six months of 2007, respectively, related to this action.
The rollforward of the consolidated restructuring accrual is as follows:

	June 30,	December 31,
	2007	2006
Beginning balance, January 1	$31,985	$18,143
Expense	17,743	29,614
Payments	(24,457)	(15,772)

Ending balance	$25,271	$31,985

The restructuring accrual at June 30, 2007 and December 31, 2006 was included in accounts payable and other liabilities in the Consolidated Balance Sheet. The majority of the accrual balance at June 30, 2007 is expected to be paid by the middle of 2008.

Note 13 — Retirement and Postretirement Benefit Plans
The following table sets forth the net periodic benefit cost for the company’s retirement and postretirement benefit plans. The amounts for the three and six months ended June 30, 2007 are based on actuarial calculations prepared during 2006. Consistent with prior years, these calculations will be updated later in the year. These updated calculations may result in different net periodic benefit cost for 2007. The net periodic benefit cost recorded for the three and six months ended June 30, 2007 is the company’s best estimate of each period’s proportionate share of the amounts to be recorded for the year ended December 31, 2007.

	Pension		Postretirement
	Three Months ended		Three Months ended
	June 30,		June 30,
	2007	2006	2007	2006
Components of net periodic benefit cost
Service cost	$9,594	$10,745	$1,181	$1,087
Interest cost	37,579	38,624	10,382	9,778
Expected return on plan assets	(47,596)	(43,648)	—	—
Amortization of prior service cost	2,833	3,124	(464)	(485)
Recognized net actuarial loss	11,174	14,032	3,099	2,055
Amortization of transition asset	(44)	(44)	—	—

Net periodic benefit cost	$13,540	$22,833	$14,198	$12,435

	Pension		Postretirement
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Components of net periodic benefit cost
Service cost	$20,696	$22,693	$2,431	$2,655
Interest cost	77,475	78,749	20,682	22,131
Expected return on plan assets	(94,644)	(86,733)	—	—
Amortization of prior service cost	5,657	6,242	(939)	(970)
Recognized net actuarial loss	23,673	28,971	5,524	6,119
Amortization of transition asset	(84)	(86)	—	—

Net periodic benefit cost	$32,773	$49,836	$27,698	$29,935

Effective November 30, 2006, the company sold its Latrobe Steel subsidiary. As part of the sale, Latrobe Steel retained responsibility for the pension and postretirement benefit obligations with respect to current and retired employees covered by collective bargaining arrangements. The net periodic benefit cost for the second quarter and first six months of 2006 includes $1,165 and $2,330, respectively, for defined benefit pension and postretirement plans retained by Latrobe Steel classified as discontinued operations.
Note 14 — Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Provision for income taxes	$34,116	$25,134	$27,848	$49,300
Effective tax rate	38.0%	27.9%	17.7%	28.8%
The company’s provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against income from continuing operations before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior year tax liabilities, are recorded during the period in which they occur.
The increase in the effective tax rate in the second quarter of 2007 compared to the second quarter of 2006 was primarily caused by increased losses at certain foreign subsidiaries where no tax benefit could be claimed, as well as favorable tax reserve adjustments in the second quarter of 2006.

Note 14 — Income Taxes (continued)

The effective tax rate for the second quarter of 2007 was higher than the U.S. Federal statutory tax rate primarily due to (1) the inability to record a tax benefit for losses at certain foreign subsidiaries, (2) U.S. state and local income taxes, (3) taxes incurred on foreign remittances, and (4) other tax expense items, including the accrual of interest expense related to uncertain tax positions from prior years. This was partially offset by (1) tax benefits on foreign income, including tax holidays in certain foreign jurisdictions as well as earnings of certain foreign subsidiaries being taxed at a rate less than 35%, (2) the U.S. manufacturing deduction, and (3) other tax benefit items, including the accrual of the tax-free Medicare prescription drug subsidy, deductible dividends paid to the company’s Employee Stock Ownership Plan (ESOP) and the U.S. Federal research tax credit.
The effective tax rate for the second quarter of 2006 was lower than the U.S. Federal statutory tax rate primarily due to (1) tax benefits on foreign income, including tax holidays in certain foreign jurisdictions as well as earnings of certain foreign subsidiaries being taxed at a rate less than 35%, (2) tax benefits on U.S. exports, and (3) other tax benefit items, including a net reduction in the company’s tax reserves related primarily to the settlement of certain prior year tax matters with the Internal Revenue Service (IRS) during the second quarter, accrual of the tax-free Medicare prescription drug subsidy, deductible dividends paid to the company’s ESOP, and the U.S. manufacturing deduction. These benefits were partially offset by (1) U.S. state and local income taxes, (2) taxes on foreign remittances, (3) the inability to record a tax benefit for losses at certain foreign subsidiaries, and (4) other U.S. book-tax differences.
The decrease in the effective tax rate for the first six months of 2007 compared to the first six months of 2006 was primarily caused by favorable adjustments to the company’s uncertain tax positions, partially offset by increased losses at certain foreign subsidiaries where no tax benefit could be claimed.
The effective tax rate for the first six months of 2007 was lower than the U.S. Federal statutory tax rate primarily due to (1) the net tax benefit of adjustments to the company’s uncertain tax positions, including a favorable adjustment of $32,100 recorded in the first quarter of 2007 to recognize the benefit of a prior year tax position as a result of a change in tax law during the quarter, (2) tax benefits on foreign income, including tax holidays in certain foreign jurisdictions as well as earnings of certain foreign subsidiaries being taxed at a rate less than 35%, (3) the U.S. manufacturing deduction, and (4) other tax benefit items, including the accrual of the tax-free Medicare prescription drug subsidy, deductible dividends paid to the company’s ESOP and the U.S. Federal research tax credit. These additional tax benefits were partially offset by (1) the inability to record a tax benefit for losses at certain foreign subsidiaries, (2) U.S. state and local income taxes, (3) taxes incurred on foreign remittances, (4) other tax expense items, including the accrual of interest expense related to uncertain tax positions from prior years.
For the first six months of 2006, the effective tax rate was lower than the U.S. Federal statutory tax rate primarily due to (1) tax benefits on foreign income, including tax holidays in certain foreign jurisdictions as well as the earnings of certain foreign subsidiaries being taxed at a rate less than 35%, (2) tax benefits on U.S. exports, and (3) other tax benefit items, including a net reduction in the company’s tax reserves related primarily to the settlement of certain prior year tax matters with the IRS during the second quarter, accrual of the tax-free Medicare prescription drug subsidy, deductible dividends paid to the company’s ESOP, and the U.S. manufacturing deduction. These benefits were partially offset by (1) U.S. state and local income taxes, (2) taxes on foreign remittances, (3) the inability to record a tax benefit for losses at certain foreign subsidiaries, and (4) other U.S. book-tax differences.
Effective January 1, 2007, the company adopted FIN 48, including the provisions of FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48.” In connection with the adoption of FIN 48, the company recorded a $5,623 increase to retained earnings to recognize net tax benefits under the recognition and measurement criteria of FIN 48 that were previously not recognized under the company’s former accounting policy. The company records interest and penalties related to uncertain tax positions as a component of income tax expense. As of January 1, 2007, the company had approximately $7,800 of accrued interest and penalties related to uncertain tax positions. As of January 1, 2007, the company had approximately $137,300 of total gross unrecognized tax benefits.
During the first quarter of 2007, the company’s unrecognized tax benefits decreased by $29,800, as the company recognized a tax benefit related to a prior year tax position due to a change in tax law in the quarter. The tax position relates to one of the company’s foreign affiliates and was not anticipated as of the beginning of the year.
As of June 30, 2007, the company had approximately $107,000 of total gross unrecognized tax benefits. Included in this amount is approximately $30,600 (including the federal benefit on state tax positions), which represents the amount of unrecognized tax benefits that would favorably impact the company’s effective income tax rate in any future periods if such benefits were recognized. As of June 30, 2007, the company anticipates a decrease in its unrecognized tax positions of approximately $70,000 to $75,000 during the next 12 months. The anticipated decrease is primarily due to settlements and resulting cash payments related to tax years 2002 to 2005, which are currently under examination by the IRS. The tax positions under examination include the timing of income recognition for certain amounts received by the company and treated as capital contributions pursuant to Internal Revenue Code Section 118 and other miscellaneous items. As of June 30, 2007, the company had accrued approximately $5,700 of interest and penalties related to uncertain tax positions.

Note 15 —Divestitures
In December 2006, the company completed the divestiture of its subsidiary, Latrobe Steel. Latrobe Steel is a leading global producer and distributor of high-quality, vacuum melted specialty steels and alloys. This business was part of the Steel Group for segment reporting purposes. The following results of operations for this business have been classified as discontinued operations for all periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$—	$85,851	$—	$178,623
Earnings before income taxes	—	15,686	—	29,839
Income tax on operations	—	(5,883)	—	(11,190)
Gain (loss) on divestiture	(453)	—	1,098	—
Income tax on disposal	178	—	(433)	—

Income (loss) from discontinued operations	$(275)	$9,803	$665	$18,649

The gain on divestiture recorded in the first six months of 2007 primarily represents a purchase price adjustment. As of December 31, 2006, there were no assets or liabilities remaining from the divestiture of Latrobe Steel.
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
Financial Overview
Overview:

	2Q 2007	2Q 2006	$ Change	% Change
(Dollars in millions, except earnings per share)
Net sales	$1,349.2	$1,302.2	$47.0	3.6%
Income from continuing operations	55.6	64.9	(9.3)	(14.3)%
Income (loss) from discontinued operations	(0.3)	9.8	(10.1)	(103.1)%
Net income	$55.3	$74.7	(19.4)	(26.0)%
Diluted earnings per share:
Continuing operations	$0.58	$0.69	$(0.11)	(15.9)%
Discontinued operations	—	0.10	(0.10)	(100.0)%
Net income per share	$0.58	$0.79	$(0.21)	(26.6)%
Average number of shares — diluted	95,566,119	94,313,670	—	1.3%

	YTD 2007	YTD 2006	$ Change	% Change
(Dollars in millions, except earnings per share)
Net sales	$2,633.7	$2,556.5	$77.2	3.0%
Income from continuing operations	129.8	122.0	7.8	6.4%
Income from discontinued operations	0.7	18.6	(17.9)	(96.2)%
Net income	$130.5	$140.6	(10.1)	(7.2)%
Diluted earnings per share:
Continuing operations	$1.36	$1.30	$0.06	4.6%
Discontinued operations	0.01	0.19	(0.18)	(94.7)%
Net income per share	$1.37	$1.49	$(0.12)	(8.1)%
Average number of shares — diluted	95,195,785	94,177,549	—	1.1%
Net sales for the second quarter of 2007 were approximately $1.35 billion, compared to $1.30 billion in the second quarter of 2006, an increase of 3.6%. Net sales for the first six months of 2007 were approximately $2.63 billion, compared to $2.56 billion for the first six months of 2006, an increase of 3.0%. Higher sales were driven by continued strong industrial markets across the Industrial and Steel Groups, offset by lower sales in the Automotive Group due to the divestiture of its steering operations in 2006. In December 2006, the company completed the divestiture of its Latrobe Steel subsidiary. Discontinued operations for the second quarter and first six months of 2006 represent the operating results, net of tax, of Latrobe Steel. For the second quarter of 2007, earnings per diluted share were $0.58, compared to $0.79 per diluted share for second quarter of 2006. Income from continuing operations per diluted share was $0.58 for the second quarter of 2007, compared to $0.69 per diluted share for the second quarter of 2006. For the first six months of 2007, earnings per diluted share were $1.37, compared to $1.49 per diluted share for the first six months of 2006. Income from continuing operations per diluted share was $1.36, compared to $1.30 per diluted share for the same period a year ago.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The company’s second quarter and first half of 2007 results reflect the ongoing strength of industrial markets and the performance of the Steel Group, offset by higher raw material costs and higher restructuring activities. The company continued its focus to increase production capacity in targeted areas, including major capacity expansions for industrial products at several manufacturing locations around the world.
The company’s first half results also reflect a favorable discrete tax adjustment of $32.1 million to recognize the benefits of a prior year tax position due to a change in tax law.
The company expects that the continued strength in industrial markets throughout 2007 should drive year-over-year volume and margin improvement. While global industrial markets are expected to remain strong, the improvements in the company’s operating performance will be partially constrained by restructuring initiatives, as well as strategic investments, including Asian growth and Project O.N.E. initiatives. The objective of the Asian growth initiatives is to increase market share, influence major design centers and expand the company’s network of sources of globally competitive friction management products.
Project O.N.E. is a five-year program, beginning in 2005, designed to improve the company’s business processes and systems. The company expects to invest approximately $170 million, which includes internal and external costs, to implement Project O.N.E. As of June 30, 2007, the company has spent approximately $126.7 million, of which approximately $74 million has been capitalized. The company completed the installation of Project O.N.E. for a major portion of its domestic operations during the second quarter of 2007.
The company’s strategy for the Industrial Group is to pursue growth in selected industrial markets and achieve a leadership position in targeted Asian markets. The company is increasing large-bore bearing capacity in Romania, China, India and the United States to serve heavy industrial markets. The Industrial Group expects to benefit from this increase in large-bore bearing capacity during the second half of 2007. In addition, the company is investing in a new aerospace precision products manufacturing facility in China, which is expected to make its first shipment in early 2008.
The company’s strategy for the Automotive Group is to make structural changes to its business to improve its financial performance. In 2005, the company announced plans for its Automotive Group to restructure its business. These plans included the closure of its automotive engineering center in Torrington, Connecticut and its manufacturing engineering center in Norcross, Georgia. Additionally, the company announced the closure of its manufacturing facility in Clinton, South Carolina. In February 2006, the company announced plans to downsize its manufacturing facility in Vierzon, France.
In September 2006, the company announced further planned reductions in its Automotive Group workforce. In March 2007, the company announced the closure of its manufacturing facility in Sao Paulo, Brazil. The company anticipates that this manufacturing facility will close in early 2008.
These plans are targeted to collectively deliver annual pretax savings of approximately $75 million by 2008, with expected net workforce reductions of approximately 1,300 to 1,400 positions and pretax costs of approximately $125 million to $135 million, which include restructuring costs and rationalization costs recorded in cost of products sold and selling, administrative and general expenses.
In December 2006, the company completed the divestiture of its steering operations located in Watertown, Connecticut and Nova Friburgo, Brazil. The steering operations employed approximately 900 associates.
The company’s strategy for the Steel Group is to focus on opportunities where the company can offer differentiated capabilities while driving profitable growth. In January 2007, the company announced plans to invest approximately $60 million to enable the company to competitively produce steel bars down to 1-inch diameter for use in power transmission and friction management applications for a variety of customers, including the rapidly growing automotive transplants. During the first quarter of 2007, the company added a new induction heat-treat line in Canton, Ohio, which increased capacity and the ability to provide differentiated product to more customers in its global energy markets. In April 2007, the company completed the closure of its seamless steel tube manufacturing operations located in Desford, England.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Statement of Income
Sales by Segment:

	2Q 2007	2Q 2006	$ Change	% Change
(Dollars in millions, and exclude intersegment sales)
Industrial Group	$565.5	$528.6	$36.9	7.0%
Automotive Group	407.1	426.7	(19.6)	(4.6)%
Steel Group	376.6	346.9	29.7	8.6%

Total Company	$1,349.2	$1,302.2	$47.0	3.6%

	YTD 2007	YTD 2006	$ Change	% Change
(Dollars in millions, and exclude intersegment sales)
Industrial Group	$1,109.5	$1,032.0	$77.5	7.5%
Automotive Group	795.1	847.7	(52.6)	(6.2)%
Steel Group	729.1	676.8	52.3	7.7%

Total Company	$2,633.7	$2,556.5	$77.2	3.0%

The Industrial Group’s net sales in the second quarter of 2007 increased from the second quarter of 2006 as a result of favorable pricing, higher volume in the heavy industry and automotive aftermarket sectors and the favorable impact of foreign currency translation. The Automotive Group’s net sales in the second quarter of 2007 decreased from the second quarter of 2006 primarily due to the divestiture of its steering operations located in Watertown, Connecticut and Nova Friburgo, Brazil and lower demand from North American heavy truck customers, partially offset by higher demand from North American light truck customers and a favorable impact from foreign currency translation. The Steel Group’s net sales in the second quarter of 2007 increased from the same period a year ago primarily due to strong demand by customers in the energy and automotive sectors, as well as increased surcharges to recover high raw material costs, partially offset by the decline in sales resulting from the sale of its Timken Precision Steel Components — Europe business in June 2006 and the closure of its manufacturing operation in Desford, England in April 2007.
The Industrial Group’s net sales in the first six months of 2007 increased from the first six months of 2006 as a result of favorable pricing, higher volume across most end markets, particularly in the heavy industry and aerospace sectors and the favorable impact of foreign currency translation on sales. The Automotive Group’s net sales in the first six months of 2007 decreased from the first six months of 2006 primarily due to the divestiture of its steering operations and lower demand from North American heavy truck customers, partially offset by a favorable impact from foreign currency translation on sales. The Steel Group’s net sales in the first six months of 2007 increased from the same period a year ago primarily due to strong demand by customers in the energy sector, as well as increased pricing and surcharges to recover high raw material costs, partially offset by lower sales resulting from the sale of its Timken Precision Steel Components — Europe business and the closure of its manufacturing operation in Desford, England.
Gross Profit:

	2Q 2007	2Q 2006	$ Change	Change
(Dollars in millions)
Gross profit	$289.0	$293.8	$(4.8)	(1.6)%
Gross profit % to net sales	21.4%	22.6%	—	(120	) bps
Rationalization expenses included in cost of products sold	$10.7	$4.9	$5.8	118.4%

	YTD 2007	YTD 2006	$ Change	Change
(Dollars in millions)
Gross profit	$546.5	$563.7	$(17.2)	(3.1)%
Gross profit % to net sales	20.8%	22.0%	—	(120	) bps
Rationalization expenses included in cost of products sold	$22.6	$8.0	$14.6	182.5%

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gross profit margins decreased in the second quarter and first six months of 2007, compared to the second quarter and first six months of 2006, as a result of higher raw material costs across the company’s three segments and higher costs associated with the Industrial Group’s capacity additions and the Steel Group’s maintenance projects, as well as higher rationalization expenses, partially offset by favorable sales volume from the Industrial and Steel businesses, price increases and increased productivity in the company’s Steel business.
In the second quarter and first six months of 2007, rationalization expenses included in cost of products sold primarily related to certain Automotive Group domestic manufacturing facilities, the closure of the company’s seamless steel tube manufacturing operations located in Desford, England, the announced closure of its manufacturing operations located in Sao Paulo, Brazil and the continued rationalization of the company’s Canton, Ohio Industrial Group bearing facilities. In the second quarter and first six months of 2006, rationalization expenses included in cost of products sold primarily related to the company’s Canton, Ohio Industrial Group bearing facilities and certain Automotive Group domestic manufacturing facilities. Rationalization expenses in 2007 and 2006 primarily included accelerated depreciation on assets, the relocation of equipment and the write-down of inventory.
Selling, Administrative and General Expenses:

	2Q 2007	2Q 2006	$ Change	Change
(Dollars in millions)
Selling, administrative and general expenses	$179.6	$172.5	$7.1	4.1%
Selling, administrative and general expenses % to net sales	13.3%	13.2%	—	10	bps
Rationalization expenses included in selling, administrative and general expenses	$0.6	$1.3	$(0.7)	(53.8)%

	YTD 2007	YTD 2006	$ Change	Change
(Dollars in millions)
Selling, administrative and general expenses	$343.9	$343.3	$0.6	0.2%
Selling, administrative and general expenses % to net sales	13.1%	13.4%	—	(30	) bps
Rationalization expenses included in selling, administrative and general expenses	$2.0	$1.7	$0.3	17.6%
The increase in selling, administrative and general expenses in the second quarter of 2007, compared to the second quarter of 2006, was primarily due to higher costs associated with investments in Project O.N.E, partially offset by lower performance-based compensation. The increase in selling, administrative and general expenses in the first six months of 2007 on a dollar basis, compared to the first six months of 2006, was primarily due to higher costs associated with investments in Project O.N.E., mostly offset by reductions in Automotive Group selling, administrative and general expenses, as a result of restructuring initiatives, as well as lower-performance based compensation and lower bad debt expense.
In the second quarter and first six months of 2007, the rationalization expenses included in selling, administrative and general expenses primarily related to the Automotive Group engineering facilities. In the second quarter and first six months of 2006, the rationalization expenses included in selling, administrative and general expenses charges primarily related to the rationalization of certain Automotive Group domestic manufacturing facilities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Impairment and Restructuring Charges:

	2Q 2007	2Q 2006	$ Change
(Dollars in millions)
Impairment charges	$1.0	$0.7	$0.3
Severance and related benefit costs	4.1	5.6	(1.5)
Exit costs	2.2	1.1	1.1

Total	$7.3	$7.4	$(0.1)

	YTD 2007	YTD 2006	$ Change
(Dollars in millions)
Impairment charges	$3.3	$0.7	$2.6
Severance and related benefit costs	15.1	6.6	8.5
Exit costs	2.6	1.2	1.4

Total	$21.0	$8.5	$12.5

Industrial
In May 2004, the company announced plans to rationalize the company’s three bearing plants in Canton, Ohio within the Industrial Group. On September 15, 2005, the company reached a new four-year agreement with the United Steelworkers of America, which went into effect on September 26, 2005, when the prior contract expired. This rationalization initiative is expected to deliver annual pretax savings of approximately $25 million by 2009 through streamlining operations and workforce reductions, with pretax costs of approximately $35 to $40 million.
Impairment charges of $0.8 million and $3.2 million recorded in the second quarter and first six months of 2007, respectively, were the result of the Industrial Group’s rationalization plans. During the second quarter and first six months of 2006, exit costs of $0.1 million and $0.2 million, respectively, were recorded as a result of the Industrial Group’s rationalization plans. Including rationalization costs recorded in cost of products sold and selling, administrative and general expenses, the Industrial Group has incurred cumulative pretax costs of approximately $27.0 million as of June 30, 2007 for these rationalization plans.
Automotive
In 2005, the company announced plans for its Automotive Group to restructure its business and improve performance. These plans included the closure of a manufacturing facility in Clinton, South Carolina and engineering facilities in Torrington, Connecticut and Norcross, Georgia. In February 2006, the company announced additional plans to rationalize production capacity at the company’s Vierzon, France bearing manufacturing facility in response to changes in customer demand for its products.
In September 2006, the company announced further planned reductions in its Automotive Group workforce. In March 2007, the company announced the closure of its manufacturing facility in Sao Paulo, Brazil.
These plans are targeted to collectively deliver annual pretax savings of approximately $75 million by 2008, with expected net workforce reductions of approximately 1,300 to 1,400 positions and pretax costs of approximately $125 million to $135 million, which include restructuring costs and rationalization costs recorded in cost of products sold and selling, administrative and general expenses. The Automotive Group has incurred cumulative pretax costs of approximately $87.2 million as of June 30, 2007 for these plans.
During the second quarter and first six months of 2007, the company recorded $3.1 million and $9.6 million, respectively, of severance and related benefit costs and $1.8 million and $2.1 million, respectively, of exit costs associated with the Automotive Group’s restructuring and workforce reduction plans. The exit costs recorded in the second quarter of 2007 were primarily the result of environmental charges related to the closure of a manufacturing facility in Sao Paulo, Brazil. The company recorded impairment charges of $0.7 million, severance and related benefit costs of $5.6 million, and exits costs of $1.0 million during the second quarter of 2006, and the company recorded impairment charges of $0.7 million, severance and related benefit costs of $6.6 million and exits costs of $1.0 million during the first six months of 2006. The charges taken during the respective periods of 2006 related to the closure of a manufacturing facility in Clinton, South Carolina and administrative facilities in Torrington, Connecticut and Norcross, Georgia, and the rationalization of the company’s Vierzon, France bearing manufacturing facility.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Steel
In April 2007, the company completed the closure of its European seamless steel tube facility located in Desford, England. The company recorded $0.9 million and $5.6 million of severance and related benefit costs, and $0.3 million and $0.4 million of exit costs during the second quarter and first six months of 2007, respectively, related to this action.
Rollforward of Restructuring Accruals:

	6/30/2007	12/31/2006
(Dollars in millions)
Beginning balance, January 1	$32.0	$18.1
Expense	17.7	29.6
Payments	(24.4)	(15.7)

Ending balance	$25.3	$32.0

The restructuring accrual at June 30, 2007 and December 31, 2006 is included in accounts payable and other liabilities in the Consolidated Balance Sheet. The majority of the accrual balance at June 30, 2007 is expected to be paid by the middle of 2008.
Loss on Divestitures:

	2Q 2007	2Q 2006	$ Change
(Dollars in millions)
(Loss) on Divestitures	$—	$(10.0)	$10.0

	YTD 2007	YTD 2006	$ Change
(Dollars in millions)
(Loss) on Divestitures	$(0.3)	$(10.0)	$9.7
In June 2006, the company completed the divestiture of is Timken Precision Steel Components — Europe business and recorded a loss on disposal of $10.0 million. During the first six months of 2007, the company recorded a gain of $0.2 million. In December 2006, the company completed the divestiture of the Automotive Group’s steering operations and recorded a loss on disposal of $54.3 million. The company recorded an additional loss on disposal of $0.5 million during the first six months of 2007.
Interest Expense and Income:

	2Q 2007	2Q 2006	$ Change	% Change
(Dollars in millions)
Interest expense	$10.1	$12.7	$(2.6)	(20.5)%
Interest income	$1.2	$1.0	$0.2	20.0%

	YTD 2007	YTD 2006	$ Change	% Change
(Dollars in millions)
Interest expense	$19.7	$25.8	$(6.1)	(23.6)%
Interest income	$3.2	$2.5	$0.7	28.0%
Interest expense for the second quarter and first six months of 2007 decreased compared to the second quarter and first six months of 2006 due to lower average debt outstanding in the current year compared to the same periods a year ago. Interest income for the second quarter and first six months of 2007 increased compared to the same periods a year ago, due to higher invested cash balances.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other Income and Expense:

	2Q 2007	2Q 2006	$ Change	% Change
(Dollars in millions)
(Gain) on divestitures of non-strategic assets	$(2.4)	$(3.1)	$0.7	22.6%
(Gain) loss on dissolution of subsidiaries	(0.1)	0.4	(0.5)	(125.0)%
Other	6.1	4.9	1.2	24.5%

Other expense — net	$3.6	$2.2	$1.4	63.6%

	YTD 2007	YTD 2006	$ Change	% Change
(Dollars in millions)
(Gain) on divestitures of non-strategic assets	$(2.8)	$(7.0)	$4.2	60.0%
(Gain) loss on dissolution of subsidiaries	(0.1)	4.6	(4.7)	(102.2)%
Other	9.9	9.7	0.2	2.1%

Other expense — net	$7.0	$7.3	$(0.3)	(4.1)%

In the second quarter and first six months of 2007, the gain on divestiture of non-strategic assets primarily included a $3.0 million gain on the sale of certain machinery and equipment at the company’s former manufacturing facility in Desford, England. In the second quarter and first six months of 2006, $2.8 million and $6.3 million, respectively, of the gain on divestitures of non-strategic assets related to the sale of assets of PEL, a former joint venture of the company.
The company recorded non-cash charges related to an inactive subsidiary, British Timken Ltd., located in Duston, England of $0.1 million and $4.4 million, respectively, in the second quarter and first six months of 2006.
For the second quarter and the first six months of 2007, other expense primarily consisted of donations, losses on disposal of assets, minority interests and foreign currency exchange losses. For the second quarter and first six months of 2006, other expense included donations, minority interests, losses on disposal of assets, losses from equity investments and foreign currency exchange losses.
Income Tax Expense:

	2Q 2007	2Q 2006	$ Change	Change
(Dollars in millions)
Income tax expense	$34.1	$25.1	$9.0	35.9%
Effective tax rate	38.0%	27.9%	—	1,010	bps

	YTD 2007	YTD 2006	$ Change	Change
(Dollars in millions)
Income tax expense	$27.8	$49.3	$(21.5)	(43.6)%
Effective tax rate	17.7%	28.8%	—	(1,110	) bps
The increase in the effective tax rate in the second quarter of 2007 compared to the second quarter of 2006 was primarily caused by increased losses at certain foreign subsidiaries where no tax benefit could be claimed, as well as favorable tax reserve adjustments in the second quarter of 2006.
The effective tax rate for the second quarter of 2007 was higher than the U.S. Federal statutory tax rate primarily due to (1) the inability to record a tax benefit for losses at certain foreign subsidiaries, (2) U.S. state and local income taxes, (3) taxes incurred on foreign remittances, and (4) other tax expense items, including the accrual of interest expense related to uncertain tax positions from prior years. This was partially offset by (1) tax benefits on foreign income, including tax holidays in certain foreign jurisdictions as well as earnings of certain foreign subsidiaries being taxed at a rate less than 35%, (2) the U.S. manufacturing deduction, and (3) other tax benefit items, including the accrual of the tax-free Medicare prescription drug subsidy, deductible dividends paid to the company’s Employee Stock Ownership Plan (ESOP) and the U.S. Federal research tax credit.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The effective tax rate for the second quarter of 2006 was lower than the U.S. Federal statutory tax rate primarily due to (1) tax benefits on foreign income, including tax holidays in certain foreign jurisdictions as well as earnings of certain foreign subsidiaries being taxed at a rate less than 35%, (2) tax benefits on U.S. exports, and (3) other tax benefit items, including a net reduction in the company’s tax reserves related primarily to the settlement of certain prior year tax matters with the Internal Revenue Service (IRS) during the second quarter, accrual of the tax-free Medicare prescription drug subsidy, deductible dividends paid to the company’s ESOP, and the U.S. manufacturing deduction. These benefits were partially offset by (1) U.S. state and local income taxes, (2) taxes on foreign remittances, (3) the inability to record a tax benefit for losses at certain foreign subsidiaries, and (4) other U.S. book-tax differences.
The decrease in the effective tax rate for the first six months of 2007 compared to the first six months of 2006 was primarily caused by favorable adjustments to the company’s uncertain tax positions, offset partially by increased losses at certain foreign subsidiaries where no tax benefit could be claimed.
The effective tax rate for the first six months of 2007 was lower than the U.S. Federal statutory tax rate primarily due to (1) the net tax benefit of adjustments to the company’s uncertain tax positions, including a favorable adjustment of $32.1 million recorded in the first quarter of 2007 to recognize the benefit of a prior year tax position as a result of a change in tax law during the quarter, (2) tax benefits on foreign income, including tax holidays in certain foreign jurisdictions as well as earnings of certain foreign subsidiaries being taxed at a rate less than 35%, (3) the U.S. manufacturing deduction, and (4) other tax benefit items, including the accrual of the tax-free Medicare prescription drug subsidy, deductible dividends paid to the company’s ESOP and the U.S. Federal research tax credit. These additional tax benefits were partially offset by (1) the inability to record a tax benefit for losses at certain foreign subsidiaries, (2) U.S. state and local income taxes, (3) taxes incurred on foreign remittances, (4) other tax expense items, including the accrual of interest expense related to uncertain tax positions from prior years.
For the first six months of 2006, the effective tax rate was lower than the U.S. Federal statutory tax rate primarily due to (1) tax benefits on foreign income, including tax holidays in certain foreign jurisdictions as well as the earnings of certain foreign subsidiaries being taxed at a rate less than 35%, (2) tax benefits on U.S. exports, and (3) other tax benefit items, including a net reduction in the company’s tax reserves related primarily to the settlement of certain prior year tax matters with the IRS during the second quarter, accrual of the tax-free Medicare prescription drug subsidy, deductible dividends paid to the company’s ESOP, and the U.S. manufacturing deduction. These benefits were partially offset by (1) U.S. state and local income taxes, (2) taxes on foreign remittances, (3) the inability to record a tax benefit for losses at certain foreign subsidiaries, and (4) other U.S. book-tax differences.
Discontinued Operations:

	2Q 2007	2Q 2006	$ Change	% Change
(Dollars in millions)
Operating results, net of tax	$—	$9.8	$(9.8)	(100.0)%
(Loss) on disposal, net of taxes	(0.3)	—	(0.3)	NM

Total	$(0.3)	$9.8	$(10.1)	(103.1)%

	YTD 2007	YTD 2006	$ Change	% Change
(Dollars in millions)
Operating results, net of tax	$—	$18.6	$(18.6)	(100.0)%
Gain on disposal, net of taxes	0.7	—	0.7	NM

Total	$0.7	$18.6	$(17.9)	(96.2)%

In December 2006, the company completed the divestiture of its Latrobe Steel subsidiary and recognized a gain on disposal, net of tax, of $12.9 million. Discontinued operations for the first half of 2007 represent an additional $0.7 million gain on disposal, net of tax, due to a purchase price adjustment. Discontinued operations for the second quarter and first six months of 2006 represent the operating results, net of tax, of this business.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Business Segments:
The primary measurement used by management to measure the financial performance of each segment is adjusted EBIT (earnings before interest and taxes, excluding the effect of amounts related to certain items that management considers not representative of ongoing operations such as impairment and restructuring, manufacturing rationalization and integration charges, one-time gains or losses on disposal of non-strategic assets, allocated receipts received or payments made under the U.S. Continued Dumping and Subsidy Offset Act (CDSOA) and loss on the dissolution of subsidiary). Refer to Note 11 — Segment Information for the reconciliation of adjusted EBIT by Group to consolidated income before income taxes.
Industrial Group:

	2Q 2007	2Q 2006	$ Change	Change
(Dollars in millions)
Net sales, including intersegment sales	$565.9	$529.1	$36.8	7.0%
Adjusted EBIT	$61.8	$63.5	$(1.7)	(2.7)%
Adjusted EBIT margin	10.9%	12.0%	—	(110	) bps

	YTD 2007	YTD 2006	$ Change	Change
(Dollars in millions)
Net sales, including intersegment sales	$1,110.4	$1,032.9	$77.5	7.5%
Adjusted EBIT	$111.0	$109.4	$1.6	1.5%
Adjusted EBIT margin	10.0%	10.6%	—	(60	) bps
Sales by the Industrial Group include global sales of bearings and other products and services (other than steel) to a diverse customer base, including: industrial equipment, construction and agriculture, rail, and aerospace and defense customers. The Industrial Group also includes aftermarket distribution operations, including automotive applications, for products other than steel. The Industrial Group’s net sales for the second quarter of 2007, compared to the second quarter of 2006, increased 7.0% primarily due to favorable pricing and higher volume in the heavy industry and automotive aftermarket sectors, as well as the favorable impact of foreign currency translation on sales. While net sales increased in the second quarter of 2007, adjusted EBIT margin was lower in the second quarter of 2007 compared to the second quarter of 2006, primarily due to increases in raw material and logistics costs, as well as higher manufacturing costs associated with capacity additions, which more than offset favorable pricing and higher volume.
The Industrial Group’s net sales for the first six months of 2007, compared to the first six months of 2006, increased 7.5% primarily due to favorable pricing, higher volume across most end markets, particularly in the heavy industry and aerospace sectors, and the favorable impact of foreign currency translation on sales. EBIT margins decreased for the first half of 2007, compared to the same period a year ago, primarily due to increases in raw material and logistics costs, as well as higher manufacturing costs associated with capacity additions, which more than offset favorable pricing and higher volume. The Industrial Group continues to focus on increasing selected capacity, product availability and customer service in response to strong industrial demand. The company expects the Industrial Group to benefit from continued strength in most global industrial markets for the remainder of 2007 and full-year margins are expected to improve over 2006 levels as a result of higher volume, improved pricing and better manufacturing performance. However, margins are expected to be impacted by higher raw material costs during the second half of 2007. The Industrial Group is also expected to benefit from additional capacity of constrained products during the second half of 2007.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Automotive Group:

	2Q 2007	2Q 2006	$ Change	Change
(Dollars in millions)
Net sales, including intersegment sales	$407.2	$426.7	$(19.5)	(4.6)%
Adjusted EBIT (loss)	$(7.4)	$(2.0)	$(5.4)	NM
Adjusted EBIT (loss) margin	(1.8)%	(0.5)%	—	(130	) bps

	YTD 2007	YTD 2006	$ Change	Change
(Dollars in millions)
Net sales, including intersegment sales	$795.1	$847.7	$(52.6)	(6.2)%
Adjusted EBIT (loss)	$(14.6)	$(5.1)	$(9.5)	(186.3)%
Adjusted EBIT (loss) margin	(1.8)%	(0.6)%	—	(120	) bps
The Automotive Group includes sales of bearings and other products and services (other than steel) to automotive original equipment manufacturers and suppliers. The Automotive Group’s net sales for the second quarter of 2007 decreased compared to sales in the same period a year ago, primarily due to the divestiture of its steering operations and lower demand from North American heavy truck customers, partially offset by higher demand from North American light truck customers and a favorable impact from foreign currency translation. The divestiture of the steering operations was completed in December 2006. Profitability for the second quarter of 2007 decreased compared to the second quarter of 2006, primarily due to higher raw materials costs, partially offset by a favorable impact of restructuring initiatives.
The Automotive Group’s net sales for the first six months of 2007, compared to the first six months of 2006, decreased primarily due to the divestiture of its steering operations, as well as lower demand from North American heavy truck customers, partially offset by a favorable impact from foreign currency translation on sales. Profitability for the first half of 2007 decreased compared to the same period a year ago, primarily due to higher raw material costs and lower volume, which led to the underutilization of manufacturing capacity, particularly at its manufacturing facility in Clinton, South Carolina, which the company plans to close by the end of 2007, partially offset by the favorable impact of reductions in selling, administrative and general expenses, as a result of restructuring initiatives. For the remainder of 2007, the Automotive Group’s sales are expected to be at levels consistent with those experienced during the second half of 2006, and the Automotive Group is expected to deliver improved margins, compared to the second half of 2006, due to its restructuring initiatives.
During the second quarter and first six months of 2007, the company recorded approximately $3.1 million and $9.6 million, respectively, of severance and related benefit costs and $1.8 million and $2.1 million, respectively, of exit costs associated with the Automotive Group’s restructuring and workforce reduction plans. During the second quarter of 2006, the company recorded impairment charges of $0.7 million, severance and related benefit costs of $5.6 million, and exits costs of $1.0 million, and during the first six months of 2006, the company recorded impairment charges of $0.7 million, severance and related benefit costs of $6.6 million and exits costs of $1.0 million. The charges taken during the respective periods of 2006 related to the closure of a manufacturing facility in Clinton, South Carolina and administrative facilities in Torrington, Connecticut and Norcross, Georgia, and the rationalization of the company’s Vierzon, France bearing manufacturing facility. The Automotive Group’s adjusted EBIT (loss) excludes these restructuring costs, as they are not representative of ongoing operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Steel Group:

	2Q 2007	2Q 2006	$ Change	Change
(Dollars in millions)
Net sales, including intersegment sales	$410.8	$383.3	$27.5	7.2%
Adjusted EBIT	$61.1	$59.7	$1.4	2.3%
Adjusted EBIT margin	14.9%	15.6%	—	(70	) bps

	YTD 2007	YTD 2006	$ Change	Change
(Dollars in millions)
Net sales, including intersegment sales	$801.1	$758.7	$42.4	5.6%
Adjusted EBIT	$122.9	$116.7	$6.2	5.3%
Adjusted EBIT margin	15.3%	15.4%	—	(10	) bps
The Steel Group sells steels of low and intermediate alloy and carbon grades in both solid and tubular sections, as well as custom-made steel products for both automotive and industrial applications, including bearings.
In December 2006, the company completed the sale of its Latrobe Steel subsidiary. Sales and adjusted EBIT from these operations for the second quarter and first six months of 2006 are included in discontinued operations. The Steel Group’s net sales for the second quarter of 2007, compared to the second quarter of 2006, increased 7.2% primarily due to strong demand by customers in the energy and automotive sectors, as well as increased pricing and surcharges to recover high raw material costs, partially offset by lower sales due to the sale of its Timken Precision Steel Components — Europe business and the closure of the Desford, England manufacturing facility. Profitability for the Steel Group in the second quarter of 2007 increased compared to the second quarter of 2006, primarily due to higher surcharges to recover higher raw material costs, partially offset by higher manufacturing costs.
The Steel Group’s net sales for the first six months of 2007, compared to the first six months of 2006, increased 5.6% primarily due to strong demand by customers in the energy sector, as well as increased pricing and surcharges to recover high raw material costs, partially offset by lower sales due to the sale of its Timken Precision Steel Components — Europe business and the closure of the Desford, England manufacturing facility. Profitability, on a dollar basis, increased for the first six months of 2007, compared to the same period a year ago, primarily due to favorable sales mix, increased volume and surcharges, partially offset by higher raw material costs and higher manufacturing costs. For the remainder of 2007, the company expects the Steel Group to benefit from strong demand in the energy sector, with other sectors increasing slightly over 2006 levels. The company also expects the Steel Group’s Adjusted EBIT to be slightly higher for 2007 compared to 2006, due to higher volume, product mix, price increases and higher surcharges. Scrap costs are expected to decline from their current level, while alloy and energy costs are expected to remain at high levels. However, these costs are expected to be recovered through surcharges and price increases.
The Balance Sheet
Total assets as shown on the Consolidated Balance Sheet at June 30, 2007 increased by $134.1 million compared to December 31, 2006. This increase was primarily due to increased working capital required to support higher sales and the impact of foreign currency translation.
Current Assets:

	6/30/2007	12/31/2006	$ Change	% Change
(Dollars in millions)
Cash and cash equivalents	$73.3	$101.1	$(27.8)	(27.5)%
Accounts receivable, net	759.3	673.4	85.9	12.8%
Inventories, net	981.3	952.3	29.0	3.0%
Deferred income taxes	85.7	85.6	0.1	0.1%
Deferred charges and prepaid expenses	17.5	11.1	6.4	57.7%
Other current assets	89.7	76.8	12.9	16.8%

Total current assets	$2,006.8	$1,900.3	$106.5	5.6%

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Refer to the Consolidated Statement of Cash Flows for a discussion of the decrease in cash and cash equivalents. Accounts receivable, net increased as a result of the higher sales in the second quarter of 2007 as compared to the fourth quarter of 2006. Days sales outstanding decreased from 50 days at December 31, 2006 to 48 days at June 30, 2007. The impact of foreign currency translation on net accounts receivable was partially offset by higher allowance for doubtful accounts. The increase in inventories was primarily due to the impact of foreign currency translation, as well as higher volume and increased raw material costs. The increase in other current assets was primarily driven by the reclassification of administrative facilities in Torrington, Connecticut and manufacturing facilities in Desford, England as “assets held for sale.”
Property, Plant and Equipment — Net:

	6/30/2007	12/31/2006	$ Change	% Change
(Dollars in millions)
Property, plant and equipment	$3,781.7	$3,664.8	$116.9	3.2%
Less: allowances for depreciation	(2,157.9)	(2,063.3)	(94.6)	4.6%

Property, plant and equipment — net	$1,623.8	$1,601.5	$22.3	1.4%

The increase in property, plant and equipment — net in the first half of 2007 was primarily due to capital expenditures exceeding depreciation expense and the impact of foreign currency translation, partially offset by the reclassification of assets held for sale to other current assets.
Other Assets:

	6/30/2007	12/31/2006	$ Change	% Change
(Dollars in millions)
Goodwill	$211.5	$201.9	$9.6	4.8%
Other intangible assets	98.8	104.1	(5.3)	(5.1)%
Deferred income taxes	168.9	169.4	(0.5)	(0.3)%
Other non-current assets	55.8	54.3	1.5	2.8%

Total other assets	$535.0	$529.7	$5.3	1.0%

The increase in goodwill was due to the impact of foreign currency translation and an opening balance sheet adjustment related to an acquisition completed in December 2006. The decrease in other intangible assets was primarily due to the amortization expense recognized in the first half of 2007.
Current Liabilities:

	6/30/2007	12/31/2006	$ Change	% Change
(Dollars in millions)
Short-term debt	$44.6	$40.2	$4.4	10.9%
Accounts payable and other liabilities	525.9	506.3	19.6	3.9%
Salaries, wages and benefits	192.3	225.4	(33.1)	(14.7)%
Income taxes payable	34.7	52.8	(18.1)	(34.3)%
Deferred income taxes	0.6	0.6	—	0.0%
Current portion of long-term debt	20.1	10.2	9.9	97.1%

Total current liabilities	$818.2	$835.5	$(17.3)	(2.1)%

The increase in accounts payable and other liabilities was primarily due to the increase in purchasing volume to meet the higher production demand. The decrease in salaries, wages and benefits was the result of the payout of 2006 performance-based compensation in the first quarter of 2007, partially offset by accrued 2007 performance-based compensation. The decrease in income taxes payable was primarily due to the reclassification of a portion of the income taxes payable from current liabilities to non-current liabilities as a result of the adoption FIN 48, offset by the provision for current-year taxes. The increase in the current portion of long-term debt is primarily due to the reclassification of debt that is expected to mature within the next twelve months from non-current liabilities to current liabilities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Non-Current Liabilities:

	6/30/2007	12/31/2006	$ Change	% Change
(Dollars in millions)
Long-term debt	$533.9	$547.4	$(13.5)	(2.5)%
Accrued pension cost	351.0	410.4	(59.4)	(14.5)%
Accrued postretirement benefits cost	680.0	682.9	(2.9)	(0.4)%
Deferred income taxes	7.1	6.7	0.4	6.0%
Other non-current liabilities	97.0	72.4	24.6	34.0%

Total non-current liabilities	$1,669.0	$1,719.8	$(50.8)	(3.0)%

The decrease in long-term debt is primarily due to the reclassification of debt that is expected to mature within the next twelve months to current liabilities. The decrease in accrued pension cost in the first half of 2007 was primarily due to U.S.-based pension plan contributions. The increase in other non-current liabilities was primarily due to the reclassification of a portion of income taxes payable from current liabilities to non-current liabilities as a result of the adoption of FIN 48.
Shareholders’ Equity:

	6/30/2007	12/31/2006	$ Change	% Change
(Dollars in millions)
Common stock	$848.2	$806.2	$42.0	5.2%
Earnings invested in the business	1,322.9	1,217.2	105.7	8.7%
Accumulated other comprehensive loss	(483.1)	(544.6)	61.5	(11.3)%
Treasury shares	(9.6)	(2.6)	(7.0)	NM

Total shareholders’ equity	$1,678.4	$1,476.2	$202.2	13.7%

The increase in common stock related to stock option exercises by employees and the related income tax benefits. Earnings invested in the business increased during the first half of 2007 by net income of $130.5 million and $5.6 million related to the cumulative effect of adopting FIN 48, partially reduced by dividends declared of $30.4 million. The decrease in accumulated other comprehensive loss was primarily due to the positive impact of the foreign currency translation and the recognition of prior service costs and actuarial losses for defined benefit pension and postretirement benefit plans. The increase in the foreign currency translation adjustment of $46.2 million was due to the weakening of the U.S. dollar relative to other currencies, such as the Romanian lei, the Brazilian real, the Canadian dollar, the Indian rupee and the Euro. See “Foreign Currency” for further discussion regarding the impact of foreign currency translation.
Cash Flows:

	6/30/2007	6/30/2006	Change
(Dollars in millions)
Net cash provided by operating activities	$90.6	$98.8	$(8.2)
Net cash used by investing activities	(114.5)	(106.4)	(8.1)
Net cash used by financing activities	(7.6)	(21.7)	14.1
Effect of exchange rate changes on cash	3.8	2.7	1.1

Decrease in cash and cash equivalents	$(27.7)	$(26.6)	$(1.1)

The net cash provided by operating activities of $90.6 million for the first six months of 2007 decreased $8.2 million from the first six months of 2006 with operating cash flows from discontinued operations decreasing $25.7 million, partially offset by operating cash flows from continuing operations increasing $17.5 million. The increase in net cash provided by operating activities from continuing operations was primarily the result of higher income from continuing operations of $129.9 million, adjusted for non-cash items of $109.0 million in the first half of 2007, compared to income from continuing operations of $122.0 million, adjusted for non-cash items of $92.0 million, in the first six months of 2006. The increase in non-cash items was driven by a lower deferred tax benefit in the first six months of 2007 compared to the first six months of 2006 and higher depreciation and amortization, partially offset by loss on divestitures. The higher net income from continuing operations, adjusted for non-cash items, was partially offset by the reduction in the use of cash for working capital requirements, primarily accounts payable and accrued expenses, partially offset by inventories. Excluding cash contributions to the company’s U.S.-based pension plans, accounts payable and accrued expenses were a source of cash of $5.1 million in the first six months of 2007, compared to a source of cash of

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

$90.6 million in the first six months of 2006. The company made cash contributions to its U.S.-based pension plans in the first half of 2007 of $52.5 million, compared to $116.8 million in the first half of 2006. Inventory was a use of cash of $11.5 million in the first six months of 2007 compared to a use of cash of $29.2 million in the first six months of 2006. The decrease in operating cash flows from discontinued operations was primarily due to the elimination of operating results from the company’s former Latrobe Steel subsidiary due to the sale of the business in December 2006.
The net cash used by investing activities of $114.6 million for the first six months of 2007 increased from the prior year primarily due to higher capital expenditures to fund Industrial Group growth initiatives, partially offset by higher proceeds from the disposal of property, plant and equipment.
The net cash used by financing activities of $7.6 million for the first half of 2007, compared to the first half of 2006, decreased primarily due to higher proceeds from the exercise of stock options during the first six months of 2007 compared to the first six months of 2006.
Liquidity and Capital Resources
Total debt was $598.6 million at June 30, 2007, compared to $597.8 million at December 31, 2006. Net debt was $525.3 million at June 30, 2007, compared to $496.7 million at December 31, 2006. The net debt to capital ratio was 23.8% at June 30, 2007, compared to 25.2% at December 31, 2006.
Reconciliation of total debt to net debt and the ratio of net debt to capital:
Net Debt:

	6/30/2007	12/31/2006
(Dollars in millions)
Short-term debt	$44.6	$40.2
Current portion of long-term debt	20.1	10.2
Long-term debt	533.9	547.4

Total debt	598.6	597.8
Less: cash and cash equivalents	(73.3)	(101.1)

Net debt	$525.3	$496.7

Ratio of Net Debt to Capital:

	6/30/2007	12/31/2006
(Dollars in millions)
Net debt	$525.3	$496.7
Shareholders’ equity	1,678.4	1,476.2

Net debt + shareholders’ equity (capital)	$2,203.7	$1,972.9

Ratio of net debt to capital	23.8%	25.2%

The company presents net debt because it believes net debt is more representative of the company’s financial position.
At June 30, 2007, the company had no outstanding borrowings under its $500 million Amended and Restated Credit Agreement (Senior Credit Facility), and had letters of credit outstanding totaling $24.8 million, which reduced the availability under the Senior Credit Facility to $475.2 million. The Senior Credit Facility matures on June 30, 2010. Under the Senior Credit Facility, the company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At June 30, 2007, the company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements. Refer to Note 7 — Financing Arrangements for further discussion.
At June 30, 2007, the company had no outstanding borrowings under the company’s Asset Securitization, which provides for borrowings up to $200 million, limited to certain borrowing base calculations, and is secured by certain domestic trade receivables of the company. As of June 30, 2007, there were letters of credit outstanding totaling $18.8 million, which reduced the availability under the Asset Securitization to $181.2 million.

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
During the first half of 2007, the company did not purchase any shares of its common stock as authorized under the company’s 2006 common stock purchase plan. This plan authorizes the company to buy in the open market or in privately negotiated transactions up to four million shares of common stock. This plan authorizes purchases up to an aggregate of $180 million. The company may exercise this authorization until December 31, 2012. The company does not expect to be active in repurchasing its shares under the plan in the near-term.
The company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.
Accounting Change:
Effective January 1, 2007, the company changed the method of accounting for certain product inventories for one of its domestic legal entities from the first-in, first-out (FIFO) method to the last-in, first-out (LIFO) method. This change affects approximately 8% of the company’s total gross inventory at December 31, 2006. As a result of this change, substantially all domestic inventories are stated at the lower of cost, determined on a LIFO basis, or market. The change is preferable because it improves financial reporting by supporting the continued integration of the company’s domestic bearing business, as well as providing a consistent and uniform costing method across the company’s domestic operations and a reduction in the complexity of intercompany transactions. SFAS No. 154, “Accounting Changes and Error Corrections,” requires that a change in accounting principle be reflected through retrospective application of the new accounting principle to all prior periods, unless it is impractical to do so. The company has determined that retrospective application to a period prior to January 1, 2007 is not practical as the necessary information needed to restate prior periods is not available. Therefore, the company began to apply the LIFO method to these inventories beginning January 1, 2007. The adoption of the LIFO method for these inventories did not have a material impact on the company’s results of operations or financial position during the first half of 2007 nor is it expected to have a material impact for the remainder of the year.
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
Critical Accounting Policies and Estimates:
The company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The company reviews its critical accounting policies throughout the year. Except for the adoption of FIN 48, which is discussed in further detail in Note 14 — Income Taxes, the company has concluded that there have been no changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2006, during the six months ended June 30, 2007.
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
Foreign currency exchange losses included in the company’s operating results for the three months ended June 30, 2007 and 2006 were $1.7 million and $0.2 million, respectively. Foreign currency exchange losses included in the company’s operating results for the six months ended June 30, 2007 and 2006 were $3.0 million and $1.5 million, respectively. For the three months ended June 30, 2007, the company recorded a positive non-cash foreign currency translation adjustment of $35.6 million that increased shareholders’ equity, compared to a positive non-cash foreign currency translation adjustment of $16.1 million that increased shareholders’ equity in the three months ended June 30, 2006. For the six months ended June 30, 2007, the company recorded a positive non-cash foreign currency translation adjustment of $46.2 million that increased shareholders’ equity, compared to a positive non-cash foreign currency translation adjustment of $31.7 million that increased shareholders’ equity in the six months ended June 30, 2006. The foreign currency translation adjustment for the three months and six months ended June 30, 2007 were positively impacted by the weakening of the U.S. dollar relative to other currencies, such as the Romanian lei, the Brazilian real, the Canadian dollar, the Indian rupee and the Euro.
Quarterly Dividend:
On August 3, 2007, the company’s Board of Directors declared a quarterly cash dividend of $0.17 per share. The dividend will be paid on September 5, 2007 to shareholders of record as of August 17, 2007. This was the 341st consecutive dividend paid on the common stock of the company.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Forward Looking Statements
Certain statements set forth in this document (including the company’s forecasts, beliefs and expectations) that are not historical in nature are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, the Management’s Discussion and Analysis contains numerous forward-looking statements. The company cautions readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of the company due to a variety of important factors, such as:
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
h)	those items identified under Item 1A. Risk Factors in this document, in the Annual Report on Form 10-K for the year ended December 31, 2006 and in the company’s Quarterly Report on Form 10Q for the quarter ended March 31, 2007.
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
Item 4. Controls and Procedures
(a)	Disclosure Controls and Procedures

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

(b)	Changes in Internal Control Over Financial Reporting

During the company’s most recent fiscal quarter, the only changes in the company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting, were the installation of Project O.N.E. in a major portion of the company’s domestic operations. Project O.N.E. is a multi-year program designed to improve the company’s business processes and systems to deliver enhanced customer service and financial performance. Such changes were identified and planned prior to their introduction into the company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a materially adverse effect on the company’s consolidated financial position or results of operations.
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 include a detailed discussion of our risk factors. The information presented below amends and updates those risk factors and should be read in conjunction with the risk factors and information disclosed in the Form 10-K and Form 10-Q.
Due to developments previously disclosed by the company, the risk factor entitled “We may not be able to realize the anticipated benefits from, or successfully execute, Project O.N.E.” has been updated.
We may not be able to realize the anticipated benefits from, or successfully execute, Project O.N.E.
During 2005, we began implementing Project O.N.E., a multi-year program designed to improve business processes and systems to deliver enhanced customer service and financial performance. During the second quarter of 2007, we completed the first major U.S. implementation of Project O.N.E. We may not be able to efficiently operate our business after implementation of Project O.N.E., which could have a material adverse effect on our business and financial performance and could impede our ability to realize the anticipated benefits from this program. If we are not able to successfully operate our business after implementation of this program, we may lose the ability to schedule production, receive orders, ship product, track inventory and prepare financial statements. Our future success will depend, in part, on our ability to improve our business processes and systems. We may not be able to successfully do so without substantial costs, delays or other difficulties. We may also face significant challenges in improving our processes and systems in a timely and efficient manner.
Implementing, and operating under, Project O.N.E. will be complex and time-consuming, may be distracting to management and disruptive to our businesses, and may cause an interruption of, or a loss of momentum in, our businesses as a result of a number of obstacles, such as:
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
If we are not successful in executing, or operating under, Project O.N.E., or if it fails to achieve the anticipated results, then our operations, margins, sales and reputation could be adversely affected.
Due to developments at customers, the risk factor entitled “Work stoppages or similar difficulties could significantly disrupt our operations, reduce our revenues and materially affect our earnings” has been updated.
Work stoppages or similar difficulties could significantly disrupt our operations, reduce our revenues and materially affect our earnings.
A work stoppage at one or more of our facilities could have a materially adverse effect on our business, financial condition and results of operations. Also, if one or more of our customers were to experience a work stoppage, that customer would likely halt or limit purchases of our products, which could have a materially adverse effect on our business, financial condition and results of operations. Collective bargaining agreements between the United Autoworkers Union and three North American automotive original equipment manufacturers expire in September 2007. We sell bearings and steel products to both North American OEMs and Tier I suppliers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer of Purchases of Common Stock
     The following table provides information about purchases by the company during the quarter ended June 30, 2007 of its common stock.

			Total number	Maximum
			of shared	number of
			purchased as	shares that
			part of publicly	may yet
	Total number	Average	announced	be purchased
	of shares	price paid	plans or	under the plans
Period	purchased(1)	per share(2)	programs	or programs (3)
4/1/07 - 4/30/07	35,201	$31.92	—	4,000,000
5/1/07 - 5/31/07	95,367	33.80	—	4,000,000
6/1/07 - 6/30/07	9,711	35.67	—	4,000,000

Total	140,279	$33.46	—	4,000,000

(1)	Represents shares of the company’s common stock that are owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares and the exercise of stock options.

(2)	For restricted shares, the price paid per share is an average calculated using the daily high and low of the company’s common stock as quoted on the New York Stock Exchange at the time of vesting. For stock options, the price paid is the real time trading stock price at the time the options are exercised.

(3)	Pursuant to the company’s 2006 common stock purchase plan, the company may purchase up to four million shares of common stock at an amount not to exceed $180 million in the aggregate. The company may purchase shares under its 2006 common stock purchase plan until December 31, 2012.
Item 4. Submission of Matters to a Vote of Security Holders
At the 2007 Annual Meeting of Shareholders of The Timken Company held on May 1, 2007, the shareholders of the company elected the five individuals set forth below as Directors in Class I to serve a term of three years expiring at the Annual Meeting in 2010 (or until their respective successors are elected and qualified).

	Affirmative Votes	Withheld Votes
James W. Griffith	83,503,072	6,290,701
Jerry J. Jasinowski	83,730,395	6,063,378
John A. Luke, Jr.	82,873,378	6,920,395
Frank C. Sullivan	78,164,559	11,629,214
Ward J. Timken	83,256,242	6,537,531
     The shareholders of the company rejected a shareholder proposal regarding changing Timken’s equal employment opportunity policy to specifically prohibit discrimination based on sexual orientation and gender identity.

Affirmative	Negative	Abstain	Broker Non-Votes
28,445,859	52,678,288	2,248,479	6,421,147

Item 6. Exhibits

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of James W. Griffith, President and Chief Executive Officer (principal executive officer), pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

THE TIMKEN COMPANY

Date: August 6, 2007	By /s/ James W. Griffith
James W. Griffith
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 6, 2007	By /s/ Glenn A. Eisenberg
Glenn A. Eisenberg
Executive Vice President — Finance and Administration (Principal Financial Officer)