Form 10-Q
period 2007-09-30
TIMKEN CO
filed 2007-11-07
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☑       Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2007

Common Stock, without par value	95,787,433 shares

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE TIMKEN COMPANY AND SUBSIDIARIES
Consolidated Statement of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2007	2006	2007	2006

Net sales	$1,261,239	$1,185,962	$3,894,983	$3,742,444
Cost of products sold	1,009,929	953,565	3,097,145	2,946,385

Gross Profit	251,310	232,397	797,838	796,059

Selling, administrative and general expenses	170,841	160,679	514,773	503,940
Impairment and restructuring charges	11,840	2,682	32,870	11,191
Loss on divestitures	152	—	468	9,971

Operating Income	68,477	69,036	249,727	270,957

Interest expense	(10,698)	(11,704)	(30,422)	(37,487)
Interest income	2,381	854	5,536	3,338
Other expense — net	(3,851)	(1,749)	(10,829)	(9,089)

Income from Continuing Operations before Income Taxes	56,309	56,437	214,012	227,719
Provision for income taxes	15,066	17,749	42,914	67,049

Income from Continuing Operations	41,243	38,688	171,098	160,670
Income from discontinued operations, net of income taxes	—	7,859	665	26,508

Net Income	$41,243	$46,547	$171,763	$187,178

Earnings Per Share:
Basic earnings per share
Continuing operations	$0.43	$0.41	$1.81	$1.72
Discontinued operations	—	0.09	0.01	0.29

Net income per share	$0.43	$0.50	$1.82	$2.01

Diluted earnings per share
Continuing operations	$0.43	$0.41	$1.79	$1.70
Discontinued operations	—	0.08	0.01	0.29

Net income per share	$0.43	$0.49	$1.80	$1.99

Dividends per share	$0.17	$0.16	$0.49	$0.46

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheet

	(Unaudited)
	September 30,	December 31,
(Dollars in thousands)	2007	2006

ASSETS
Current Assets
Cash and cash equivalents	$87,767	$101,072
Accounts receivable, less allowances: 2007 - $39,427; 2006 - $36,673	734,771	673,428
Inventories, net	1,021,961	952,310
Deferred income taxes	66,583	85,576
Deferred charges and prepaid expenses	14,981	11,083
Other current assets	92,305	76,811

Total Current Assets	2,018,368	1,900,280

Property, Plant and Equipment — Net	1,644,965	1,601,559

Other Assets
Goodwill	215,778	201,899
Other intangible assets	96,965	104,070
Deferred income taxes	159,134	169,417
Other non-current assets	61,842	54,308

Total Other Assets	533,719	529,694

Total Assets	$4,197,052	$4,031,533

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$41,711	$40,217
Accounts payable and other liabilities	502,458	506,301
Salaries, wages and benefits	211,598	225,409
Income taxes payable	18,445	52,768
Deferred income taxes	638	638
Current portion of long-term debt	33,180	10,236

Total Current Liabilities	808,030	835,569

Non-Current Liabilities
Long-term debt	526,521	547,390
Accrued pension cost	328,023	410,438
Accrued postretirement benefits cost	681,762	682,934
Deferred income taxes	6,659	6,659
Other non-current liabilities	91,784	72,363

Total Non-Current Liabilities	1,634,749	1,719,784

Shareholders’ Equity
Class I and II Serial Preferred Stock without par value:
Authorized - 10,000,000 shares each class, none issued
Common stock without par value:
Authorized - 200,000,000 shares
Issued (including shares in treasury) (2007 - 96,109,525 shares; 2006 - 94,244,407 shares)
Stated capital	53,064	53,064
Other paid-in capital	805,152	753,095
Earnings invested in the business	1,347,871	1,217,167
Accumulated other comprehensive loss	(441,460)	(544,562)
Treasury shares at cost (2007 - 322,092 shares; 2006 - 80,005 shares)	(10,354)	(2,584)

Total Shareholders’ Equity	1,754,273	1,476,180

Total Liabilities and Shareholders’ Equity	$4,197,052	$4,031,533

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2007	2006

CASH PROVIDED (USED)
Operating Activities
Net income	$171,763	$187,178
Net (income) from discontinued operations	(665)	(26,508)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	160,595	145,126
Impairment charges	11,620	1,792
Loss on disposals of property, plant and equipment	2,084	2,109
(Gain) loss on divestiture	(666)	9,311
Deferred income taxes	16,168	(24,016)
Stock based compensation expense	12,671	11,760
Pension and other postretirement expense	90,792	116,266
Pension and other postretirement benefit payments	(138,984)	(189,306)
Changes in operating assets and liabilities:
Accounts receivable	(39,937)	(15,330)
Inventories	(34,766)	(65,572)
Accounts payable and accrued expenses	(45,167)	(21,948)
Income taxes payable	7,083	24,894
Other — net	(27,077)	(25,161)

Net Cash Provided by Operating Activities — Continuing Operations	185,514	130,595
Net Cash Provided by Operating Activities — Discontinued Operations	665	41,755

Net Cash Provided By Operating Activities	186,179	172,350

Investing Activities
Capital expenditures	(196,374)	(175,224)
Proceeds from disposals of property, plant and equipment	11,809	6,253
Divestitures	698	(2,723)
Acquisitions	(1,523)	(4,299)
Other	1,088	(85)

Net Cash Used by Investing Activities — Continuing Operations	(184,302)	(176,078)
Net Cash Used by Investing Activities — Discontinued Operations	—	(4,205)

Net Cash Used by Investing Activities	(184,302)	(180,283)

Financing Activities
Cash dividends paid to shareholders	(46,682)	(43,170)
Net proceeds from common share activity	36,987	22,066
Accounts receivable securitization financing borrowings	—	140,000
Accounts receivable securitization financing payments	—	(50,000)
Proceeds from issuance of long-term debt	40,054	191,615
Payments on long-term debt	(48,423)	(291,477)
Short-term debt activity — net	(6,490)	24,984

Net Cash Used by Financing Activities	(24,554)	(5,982)
Effect of exchange rate changes on cash	9,372	2,567

Decrease In Cash and Cash Equivalents	(13,305)	(11,348)
Cash and cash equivalents at beginning of year	101,072	65,417

Cash and Cash Equivalents at End of Period	$87,767	$54,069

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
Note 3 — Inventories

	September 30,	December 31,
	2007	2006

Inventories:
Manufacturing supplies	$78,704	$84,398
Work in process and raw materials	418,703	390,133
Finished products	524,554	477,779

Inventories	$1,021,961	$952,310

Note 3 — Inventories (continued)
Effective January 1, 2007, the company changed the method of accounting for certain product inventories for one of its domestic legal entities from the first-in, first-out (FIFO) method to the last-in, first-out (LIFO) method. This change affects approximately 8% of the company’s total gross inventory at December 31, 2006. As a result of this change, substantially all domestic inventories are stated at the lower of cost (determined on a LIFO basis) or market. The change is preferable because it improves financial reporting by supporting the continued integration of the company’s domestic bearing business, as well as provides a consistent and uniform costing method across the company’s domestic operations and reduces the complexity of intercompany transactions. SFAS No. 154, “Accounting Changes and Error Corrections,” requires that a change in accounting principle be reflected through retrospective application of the new accounting principle to all prior periods, unless it is impractical to do so. The company has determined that retrospective application to a period prior to January 1, 2007 is not practical as the necessary information needed to restate prior periods is not available. Therefore, the company began to apply the LIFO method to these inventories beginning January 1, 2007. The adoption of the LIFO method for these inventories did not have a material impact on the company’s results of operations or financial position during the first nine months of 2007.
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
Note 4 — Property, Plant and Equipment
The components of property, plant and equipment are as follows:

	September 30,	December 31,
	2007	2006

Property, Plant and Equipment:
Land and buildings	$655,703	$628,542
Machinery and equipment	3,177,776	3,036,266

Subtotal	3,833,479	3,664,808
Less allowances for depreciation	(2,188,514)	(2,063,249)

Property, Plant and Equipment — Net	$1,644,965	$1,601,559

At September 30, 2007, property, plant and equipment — net included approximately $102,320 in capitalized software. Depreciation expense was $55,301 and $152,037, respectively, for the three and nine months ended September 30, 2007. Assets held for sale at September 30, 2007 were $12,962. Assets held for sale relate to land and buildings in Torrington, Connecticut and Desford, England and are classified as other current assets on the Consolidated Balance Sheet.
Note 5 — Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2007 are as follows:

	Balance			Balance
	December 31,			September 30,
	2006	Acquisitions	Other	2007

Goodwill:
Industrial	$201,899	$1,023	$12,856	$215,778

Total	$201,899	$1,023	$12,856	$215,778

Acquisitions represent the opening balance sheet adjustment for an acquisition completed in December 2006. Other primarily includes foreign currency translation adjustments.

Note 5 — Goodwill and Other Intangible Assets (continued)
The following table displays intangible assets as of September 30, 2007 and December 31, 2006:

	As of September 30, 2007
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Intangible assets subject to amortization:
Industrial	$54,673	$16,443	$38,230
Automotive	72,288	29,400	42,888
Steel	893	394	499

	$127,854	$46,237	$81,617

Intangible assets not subject to amortization:

Goodwill	$215,778	$—	$215,778
Other	15,348	—	15,348

	$231,126	$—	$231,126

Total intangible assets	$358,980	$46,237	$312,743

	As of December 31, 2006
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Intangible assets subject to amortization:
Industrial	$54,654	$12,754	$41,900
Automotive	70,545	24,255	46,290
Steel	864	313	551

	$126,063	$37,322	$88,741

Intangible assets not subject to amortization:

Goodwill	$201,899	$—	$201,899
Other	15,329	—	15,329

	$217,228	$—	$217,228

Total intangible assets	$343,291	$37,322	$305,969

Amortization expense for intangible assets was approximately $3,100 and $8,900, respectively, for the three and nine months ended September 30, 2007. Amortization expense for intangible assets is estimated to be approximately $10,900 in 2007; $9,400 in 2008; $9,100 in 2009; $8,900 in 2010 and $8,100 in 2011.
Note 6 — Equity Investments
Investments accounted for under the equity method were $13,495 and $12,144 at September 30, 2007 and December 31, 2006, respectively, and were reported in other non-current assets on the Consolidated Balance Sheet. In the third quarter of 2007, the company sold its investment in Timken-NSK Bearings (Suzhou) Co., Ltd., a joint venture based in China, and recognized a pretax gain on divestiture of $666. In the first quarter of 2006, the company sold a portion of CoLinx, LLC due to the addition of another company to the joint venture and recognized a pretax gain on divestiture of $660.
Equity investments are reviewed for impairment when circumstances (such as lower-than-expected financial performance or change in strategic direction) indicate that the carrying value of the investment may not be recoverable. If impairment does exist, the equity investment is written down to its fair value with a corresponding charge to the Consolidated Statement of Income. No impairments were recorded during the first nine months of 2007 and 2006 relating to the company’s equity investments.

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
Note 7 — Financing Arrangements
Short-term debt at September 30, 2007 and December 31, 2006 was as follows:

	September 30,	December 31,
	2007	2006

Variable-rate lines of credit for certain of the company’s European and Asian subsidiaries with various banks with interest rates ranging from 4.54% to 13.50%	$38,202	$27,000
Fixed-rate short-term loan of an Asian subsidiary with an interest rate of 6.71%	1,001	10,005
Other	2,508	3,212

Short-term debt	$41,711	$40,217

Borrowings under the Accounts Receivable Securitization financing agreement (Asset Securitization), which provides for borrowings up to $200,000 subject to certain borrowing base limitations, are secured by certain trade receivables. Under the terms of the Asset Securitization, the company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly owned consolidated subsidiary, which in turn uses the trade receivables to secure the borrowings, which are funded through a vehicle that issues commercial paper in the short-term market. As of September 30, 2007, there were no outstanding borrowings under this facility. A balance outstanding related to the Asset Securitization would be reflected on the company’s Consolidated Balance Sheet in short-term debt. The yield on the commercial paper, which is the commercial paper rate plus program fees, is considered a financing cost and is included in interest expense on the Consolidated Statement of Income. As of September 30, 2007, the company had issued letters of credit totaling $18,380, which reduced the availability under the Asset Securitization to $181,620.
The lines of credit for certain of the company’s European and Asian subsidiaries provide for borrowings up to $269,313. At September 30, 2007, the company had borrowings outstanding of $38,202, which reduced the availability under these facilities to $231,111.

Note 7 — Financing Arrangements (continued)
Long-term debt at September 30, 2007 and December 31, 2006 was as follows:

	September 30,	December 31,
	2007	2006

Fixed-rate Medium-Term Notes, Series A, due at various dates through May 2028, with interest rates ranging from 6.20% to 7.76%	$191,914	$191,601
Variable-rate State of Ohio Air Quality and Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (3.70% at September 30, 2007)	21,700	21,700
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (3.70% at September 30, 2007)	17,000	17,000
Variable-rate State of Ohio Water Development Revenue Refunding Bonds, matured on May 1, 2007	—	8,000
Variable-rate Unsecured Canadian Note, Maturing on December 22, 2010 (5.67% at September 30, 2007)	58,266	49,593
Fixed-rate Unsecured Notes, maturing on February 15, 2010 with an interest rate of 5.75%	249,027	247,773
Variable-rate credit facility with US Bank for Advanced Green Components, LLC, maturing on July 18, 2008 (6.12% at September 30, 2007)	12,240	12,240
Other	9,554	9,719

	559,701	557,626
Less current maturities	33,180	10,236

Long-term debt	$526,521	$547,390

The company has a $500,000 Amended and Restated Credit Agreement (Senior Credit Facility) that matures on June 30, 2010. At September 30, 2007, the company had no outstanding borrowings under the Senior Credit Facility and had issued letters of credit under this facility totaling $23,809, which reduced the availability under the Senior Credit Facility to $476,191. Under the Senior Credit Facility, the company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At September 30, 2007, the company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements.
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
Note 8 — Product Warranty
The company provides warranty policies on certain of its products. The company accrues liabilities under warranty policies based upon specific claims and a review of historical warranty claim experience in accordance with SFAS No. 5. Should the company become aware of a specific potential warranty claim, a specific charge is recorded and accounted for accordingly. Adjustments are made quarterly to the reserves as claim data and historical experience change. The following is a rollforward of the warranty reserves for the nine months ended September 30, 2007 and the year ended December 31, 2006:

	September 30,	December 31,
	2007	2006

Beginning balance, January 1	$20,023	$910
Expense	924	20,024
Payments	(9,964)	(911)

Ending balance	$10,983	$20,023

The product warranty charge in 2006 related primarily to a single production line at an individual plant that occurred during a limited period. Part of this claim was paid during the third quarter of 2007. The product warranty accrual at September 30, 2007 and December 31, 2006 was included in accounts payable and other liabilities on the Consolidated Balance Sheet.

Note 9 — Shareholders’ Equity
An analysis of the change in capital and earnings invested in the business is as follows:

		Common Stock		Earnings	Accumulated
			Other	Invested	Other
		Stated	Paid-In	in the	Comprehensive	Treasury
	Total	Capital	Capital	Business	Income	Stock

Balance at December 31, 2006	$1,476,180	$53,064	$753,095	$1,217,167	$(544,562)	$(2,584)

Cumulative effect of adoption of FIN 48	5,623			5,623

Net Income	171,763			171,763
Foreign currency translation adjustment	80,780				80,780
Pension/OPEB liability adjustments during the period	22,667				22,667
Change in fair value of derivative financial instruments, net of reclassifications	(345)				(345)

Total comprehensive income	274,865

Dividends — $0.49 per share	(46,682)			(46,682)
Tax benefit from stock compensation	5,683		5,683
Issuance (tender) of (242,087) shares from treasury and 1,865,119 shares from authorized	38,604		46,374			(7,770)

Balance at September 30, 2007	$1,754,273	$53,064	$805,152	$1,347,871	$(441,460)	$(10,354)

The total comprehensive income for the three months ended September 30, 2007 and 2006 was $82,946 and $43,581, respectively. Total comprehensive income for the nine months ended September 30, 2006 was $211,998.
Note 10 – Earnings Per Share
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Numerator:
Income from continuing operations for basic earnings per share and diluted earnings per share	$41,243	$38,688	$171,098	$160,670
Denominator:
Weighted-average number of shares outstanding — basic	95,029,369	93,500,491	94,494,531	93,239,292
Effect of dilutive securities:
Stock options and awards – based on the treasury stock method	1,066,491	876,446	988,889	999,121

Weighted-average number of shares outstanding, assuming dilution of stock options and awards	96,095,860	94,376,937	95,483,420	94,238,413

Basic earnings per share from continuing operations	$0.43	$0.41	$1.81	$1.72

Diluted earnings per share from continuing operations	$0.43	$0.41	$1.79	$1.70

The exercise prices for certain stock options that the company has awarded exceed the average market price of the company’s common stock. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. The antidilutive stock options outstanding were zero and 539,550 during the three months ended September 30, 2007 and 2006, respectively. The antidilutive stock options outstanding were 571,046 and 544,583 during the nine months ended September 30, 2007 and 2006, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Industrial Group
Net sales to external customers	$556,195	$501,347	$1,665,729	$1,533,396
Intersegment sales	601	469	1,453	1,366
Depreciation and amortization	27,238	18,514	66,059	55,354
EBIT, as adjusted	55,365	48,180	166,346	157,557

Automotive Group
Net sales to external customers	$361,032	$363,585	$1,156,147	$1,211,283
Depreciation and amortization	20,459	19,457	59,350	59,434
EBIT (loss), as adjusted	(20,654)	(26,276)	(35,278)	(31,377)

Steel Group
Net sales to external customers	$344,012	$321,030	$1,073,107	$997,765
Intersegment sales	37,100	34,584	109,066	116,555
Depreciation and amortization	10,423	9,777	35,186	30,338
EBIT, as adjusted	47,437	50,436	170,358	167,168

Reconciliation to Income from Continuing Operations before Income Taxes
Total EBIT, as adjusted, for reportable segments	$82,148	$72,340	$301,426	$293,348
Impairment and restructuring	(11,840)	(2,682)	(32,870)	(11,191)
Manufacturing rationalization expenses	(6,234)	(4,463)	(30,776)	(14,137)
Loss on divestitures	(152)	—	(468)	(9,971)
Other	983	76	3,355	2,430
Interest expense	(10,698)	(11,704)	(30,422)	(37,487)
Interest income	2,381	854	5,536	3,338
Intersegment adjustments	(279)	2,016	(1,769)	1,389

Income from Continuing Operations before Income Taxes	$56,309	$56,437	$214,012	$227,719

Note 12 — Impairment and Restructuring Charges
Impairment and restructuring charges by segment are comprised of the following:
For the three months ended September 30, 2007:

	Industrial	Automotive	Steel	Total

Impairment charges	$6,667	$1,600	$—	$8,267
Severance expense and related benefit costs	396	1,190	1,310	2,896
Exit costs	368	63	246	677

Total	$7,431	$2,853	$1,556	$11,840

For the nine months ended September 30, 2007:

	Industrial	Automotive	Steel	Total

Impairment charges	$10,020	$1,600	$—	$11,620
Severance expense and related benefit costs	241	10,845	6,926	18,012
Exit costs	404	2,192	642	3,238

Total	$10,665	$14,637	$7,568	$32,870

For the three months ended September 30, 2006:

	Industrial	Automotive	Steel	Total

Impairment charges	$592	$—	$485	$1,077
Severance expense and related benefit costs	—	1,647	—	1,647
Exit costs	189	(231)	—	(42)

Total	$781	$1,416	$485	$2,682

For the nine months ended September 30, 2006:

	Industrial	Automotive	Steel	Total

Impairment charges	$592	$689	$485	$1,766
Severance expense and related benefit costs	—	8,248	—	8,248
Exit costs	363	814	—	1,177

Total	$955	$9,751	$485	$11,191

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
Impairment charges of $1,367 and $4,569, and exit costs of $371 and $404 were recorded in the third quarter and first nine months of 2007, respectively, as a result of the Industrial Group’s rationalization plans. During the third quarter and first nine months of 2006, exit costs of $189 and $363, respectively, were recorded as a result of the Industrial Group’s rationalization plans. The company also recorded impairment charges of $592 during the third quarter and first nine months of 2006 as a result of these rationalization plans. Including rationalization costs recorded in cost of products sold and selling, administrative and general expenses, the Industrial Group has incurred cumulative pretax costs of approximately $29,444 as of September 30, 2007 for these rationalization plans.
In addition, the company recorded an impairment charge of $5,300 related to one of the Industrial Group’s entities during the third quarter of 2007. The company also recorded $396 and $241 of severance and related benefits during the third quarter and first nine months of 2007, respectively, and impairment charges of $151 during the first nine months of 2007 related to other company initiatives.

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
In September 2006, the company announced further planned reductions in its Automotive Group workforce. In March 2007, the company announced the closure of its manufacturing facility in Sao Paulo, Brazil. The closure of the manufacturing facility in Sao Paulo, Brazil has been delayed to serve demand, driven primarily by industrial markets, until further notice.
These plans are targeted to collectively deliver annual pretax savings of approximately $75,000 by the fourth quarter of 2008, with expected net workforce reductions of approximately 1,300 to 1,400 positions and pretax costs of approximately $115,000 to $125,000, which include restructuring costs and rationalization costs recorded in cost of products sold and selling, administrative and general expenses. The Automotive Group has incurred cumulative pretax costs of approximately $93,972 as of September 30, 2007 for these plans.
During the third quarter and first nine months of 2007, the company recorded $794 and $10,449, respectively, of severance and related benefit costs and $63 and $2,192, respectively, of exit costs associated with the Automotive Group’s restructuring and workforce reduction plans. The exit costs recorded during the first nine months of 2007 were primarily the result of environmental charges related to the closure of a manufacturing facility in Sao Paulo, Brazil. The company also recorded impairment charges of $1,600 during the third quarter and first nine months of 2007 as a result of the Automotive Group’s restructuring and workforce reduction plans. The company recorded severance and related benefit costs of $1,647 and exits costs of a negative $231 during the third quarter of 2006. The company recorded impairment charges of $689, severance and related benefit costs of $8,248 and exits costs of $814 during the first nine months of 2006. The charges taken during the respective periods of 2006 related to the closure of a manufacturing facility in Clinton, South Carolina and administrative and engineering facilities in Torrington, Connecticut and Norcross, Georgia, and the rationalization of the company’s Vierzon, France bearing manufacturing facility.
The company also recorded $396 of severance and related benefits during the third quarter and first nine months of 2007 related to other company initiatives.
Steel
In April 2007, the company completed the closure of its European seamless steel tube facility located in Desford, England. The company recorded $1,129 and $6,685 of severance and related benefit costs, and $246 and $642 of exit costs during the third quarter and first nine months of 2007, respectively, related to this action.
The company also recorded $181 and $241 of severance and related benefits during the third quarter and first nine months of 2007, respectively, related to other company initiatives. During the third quarter of 2006, the company recorded an impairment charge of $485 related to the write-down of property, plant and equipment at one of the Steel Group’s facilities.
The rollforward of the consolidated restructuring accrual is as follows:

	September 30,	December 31,
	2007	2006

Beginning balance, January 1	$31,985	$18,143
Expense	21,316	29,614
Payments	(28,660)	(15,772)

Ending balance	$24,641	$31,985

The restructuring accrual at September 30, 2007 and December 31, 2006 was included in accounts payable and other liabilities on the Consolidated Balance Sheet. The majority of the accrual balance at September 30, 2007 is expected to be paid by the middle of 2008.

Note 13 — Retirement and Postretirement Benefit Plans
The following table sets forth the net periodic benefit cost for the company’s retirement and postretirement benefit plans. The amounts for the three and nine months ended September 30, 2007 are based on actuarial calculations prepared during 2006. Consistent with prior years, these calculations will be updated later in the year. These updated calculations may result in different net periodic benefit cost for 2007. The net periodic benefit cost recorded for the three and nine months ended September 30, 2007 is the company’s best estimate of each period’s proportionate share of the amounts to be recorded for the year ended December 31, 2007.

	Pension		Postretirement
	Three Months ended		Three Months ended
	September 30,		September 30,
	2007	2006	2007	2006

Components of net periodic benefit cost
Service cost	$10,402	$11,388	$1,215	$1,327
Interest cost	38,919	39,562	10,341	11,066
Expected return on plan assets	(47,512)	(43,546)	—	—
Amortization of prior service cost	2,837	3,122	(469)	(486)
Recognized net actuarial loss	11,872	14,540	2,762	3,060
Amortization of transition asset	(46)	(43)	—	—

Net periodic benefit cost	$16,472	$25,023	$13,849	$14,967

	Pension		Postretirement
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Components of net periodic benefit cost
Service cost	$31,098	$34,081	$3,646	$3,982
Interest cost	116,394	118,311	31,023	33,197
Expected return on plan assets	(142,156)	(130,279)	—	—
Amortization of prior service cost	8,494	9,364	(1,408)	(1,456)
Recognized net actuarial loss	35,545	43,511	8,286	9,179
Amortization of transition asset	(130)	(129)	—	—

Net periodic benefit cost	$49,245	$74,859	$41,547	$44,902

Effective November 30, 2006, the company sold its Latrobe Steel subsidiary. As part of the sale, Latrobe Steel retained responsibility for the pension and postretirement benefit obligations with respect to current and retired employees covered by collective bargaining arrangements. The net periodic benefit cost for the third quarter and first nine months of 2006 includes $1,165 and $3,495, respectively, for defined benefit pension and postretirement plans retained by Latrobe Steel classified as discontinued operations.
Note 14 — Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Provision for income taxes	$15,066	$17,749	$42,914	$67,049
Effective tax rate	26.8%	31.4%	20.1%	29.4%

The company’s provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against income from continuing operations before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior year tax liabilities, are recorded during the period in which they occur.

Note 14 — Income Taxes (continued)
The effective tax rate for the third quarter of 2007 was lower than the U.S. Federal statutory tax rate primarily due to (1) earnings of certain foreign subsidiaries being taxed at a rate less than 35%, (2) the U.S. manufacturing deduction, (3) a tax benefit on the divesture of a foreign joint venture in the third quarter of 2007, and (4) other tax benefit items, including an adjustment to the company’s deferred tax assets to reflect a state tax law change and the U.S. research tax credit. These benefits were partially offset by (1) the inability to record a tax benefit for losses at certain foreign subsidiaries, (2) U.S. state and local income taxes, (3) taxes incurred on foreign remittances and (4) other tax expense items.
For the third quarter of 2006, the effective tax rate was lower than the U.S. federal statutory tax rate primarily due to (1) earnings of certain foreign subsidiaries being taxed at a rate less than 35%, (2) tax benefits on U.S. exports, and (3) other tax benefit items. These benefits were partially offset by (1) U.S. state and local income taxes, (2) taxes incurred on foreign remittances, (3) the inability to record a tax benefit for losses at certain foreign subsidiaries and (4) other tax expense items.
The decrease in the effective tax rate in the third quarter of 2007 compared to the third quarter of 2006 was primarily caused by a tax benefit realized upon divestiture of a foreign joint venture in the third quarter of 2007, a favorable deferred tax adjustment to reflect a U.S. state tax law change in the third quarter of 2007, and increased U.S. research tax credits in 2007. These benefits were partially offset by increased losses in 2007 at certain foreign subsidiaries where no tax benefit could be claimed.
The effective tax rate for the first nine months of 2007 was lower than the U.S. Federal statutory tax rate primarily due to (1) the net tax benefit of adjustments to the company’s accruals for uncertain tax positions, including a favorable adjustment of $32,100 recorded in the first quarter of 2007 to recognize the benefit of a prior year tax position as a result of a change in tax law, (2) earnings of certain foreign subsidiaries being taxed at a rate less than 35%, (3) the U.S. manufacturing deduction, and (4) other tax benefit items. These additional tax benefits were partially offset by (1) the inability to record a tax benefit for losses at certain foreign subsidiaries, (2) U.S. state and local income taxes, (3) taxes incurred on foreign remittances and (4) other tax expense items.
For the first nine months of 2006, the effective tax rate was lower than the U.S. federal statutory tax rate primarily due to (1) earnings of certain foreign subsidiaries being taxed at a rate less than 35%, (2) tax benefits on U.S. exports, and (3) other tax benefit items. These benefits were partially offset by (1) U.S. state and local income taxes, (2) taxes on foreign remittances, (3) the inability to record a tax benefit for losses at certain foreign subsidiaries and (4) other tax expense items.
The decrease in the effective tax rate for the first nine months of 2007 compared to the first nine months of 2006 was primarily caused by a $32,100 tax benefit recorded in the first quarter of 2007 to recognize the benefit of a prior year tax position as a result of a change in tax law, as well as the third quarter items described above. These benefits were partially offset by increased losses in 2007 at certain foreign subsidiaries where no tax benefit could be claimed.
In July 2007, the Governor of Michigan signed into law the “Michigan Business Tax Act” (Public Act 36 of 2007), creating the Michigan Business Tax (MBT). The MBT will be effective January 1, 2008 and replaces the Michigan Single Business Tax, which was recorded as a component of pre-tax income. The MBT will be recorded as a component of income tax expense. The company adjusted its deferred taxes in the third quarter of 2007 to reflect the new income tax. The company anticipates that the new MBT will increase the company’s state effective tax rate and overall expense for 2008 and subsequent tax years, but the amount is not expected to be material.
Effective January 1, 2007, the company adopted FIN 48, including the provisions of FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48.” In connection therewith, the company recorded a $5,623 increase to retained earnings to recognize net tax benefits under the recognition and measurement criteria of FIN 48 that were previously not recognized under the company’s former accounting policy. The company records interest and penalties related to uncertain tax positions as a component of income tax expense. As of January 1, 2007, the company had approximately $7,800 of accrued interest and penalties related to uncertain tax positions. As of January 1, 2007, the company had approximately $137,300 of total gross unrecognized tax benefits.
During the first quarter of 2007, the company’s unrecognized tax benefits decreased by $29,800 (excluding interest), as the company recognized a tax benefit related to a prior year tax position due to a change in tax law in the quarter. The tax position relates to one of the company’s foreign affiliates and was not anticipated as of the beginning of the year.

Note 14 — Income Taxes (continued)
As of September 30, 2007, the company had approximately $111,200 of total gross unrecognized tax benefits. Included in this amount is approximately $34,700 (including the federal benefit on state tax positions), which represents the amount of unrecognized tax benefits that would favorably impact the company’s effective income tax rate in any future periods if such benefits were recognized. As of September 30, 2007, the company anticipates a decrease in its unrecognized tax positions of approximately $70,000 to $75,000 during the next 12 months. The anticipated decrease is primarily due to settlements and resulting cash payments related to tax years 2002 through 2005, which are currently under examination by the IRS. The tax positions under examination include the timing of income recognition for certain amounts received by the company and treated as capital contributions pursuant to Internal Revenue Code Section 118 and other miscellaneous items. As of September 30, 2007, the company had accrued approximately $6,400 of interest and penalties related to uncertain tax positions.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net sales	$—	$86,960	$—	$265,583

Earnings before income taxes	—	12,574	—	42,413
Income tax on operations	—	(4,715)	—	(15,905)
Gain on divestiture	—	—	1,098	—
Income tax on disposal	—	—	(433)	—

Income from discontinued operations, net of income taxes	$—	$7,859	$665	$26,508

The gain on divestiture recorded in the first nine months of 2007 primarily represents a purchase price adjustment. As of December 31, 2006, there were no assets or liabilities remaining from the divestiture of Latrobe Steel.
In June 2006, the company completed the divestiture of its Timken Precision Components — Europe business. This business was part of the Steel Group. The company recognized a pretax loss on divestiture of $9,971 and the loss was reflected in Loss on divestitures in the Consolidated Statement of Income.
Note 16 — Subsequent Events
On October 23, 2007, the company announced the acquisition of the assets of The Purdy Corporation, a leading precision manufacturer and systems integrator for military and commercial aviation customers, for $200,000. The Purdy Corporation’s expertise includes design, manufacturing, testing, overhaul and repair of transmissions, gears, rotor-head systems and other high-complexity components for helicopter and fixed-wing aircraft platforms. The Purdy Corporation is based in Manchester, Connecticut, employs more than 200 people and had 2006 sales of approximately $87,000.

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
Financial Overview
Overview:

(Dollars in millions, except earnings per share)	3Q 2007	3Q 2006	$ Change	% Change

Net sales	$1,261.2	$1,186.0	$75.2	6.3%
Income from continuing operations	41.2	38.7	2.5	6.5%
Income from discontinued operations	—	7.8	(7.8)	(100.0)%
Net income	$41.2	$46.5	(5.3)	(11.4)%
Diluted earnings per share:
Continuing operations	$0.43	$0.41	$0.02	4.9%
Discontinued operations	—	0.08	(0.08)	(100.0)%
Net income per share	$0.43	$0.49	$(0.06)	(12.2)%
Average number of shares — diluted	96,095,860	94,376,937	—	1.8%

(Dollars in millions, except earnings per share)	YTD 2007	YTD 2006	$ Change	% Change

Net sales	$3,895.0	$3,742.4	$152.6	4.1%
Income from continuing operations	171.1	160.7	10.4	6.5%
Income from discontinued operations	0.7	26.5	(25.8)	(97.4)%
Net income	$171.8	$187.2	(15.4)	(8.2)%
Diluted earnings per share:
Continuing operations	$1.79	$1.70	$0.09	5.3%
Discontinued operations	0.01	0.29	(0.28)	(96.6)%
Net income per share	$1.80	$1.99	$(0.19)	(9.5)%
Average number of shares — diluted	95,483,420	94,238,413	—	1.3%

Net sales for the third quarter of 2007 were approximately $1.26 billion, compared to $1.19 billion in the third quarter of 2006, an increase of 6.3%. Net sales for the first nine months of 2007 were approximately $3.90 billion, compared to $3.74 billion for the first nine months of 2006, an increase of 4.1%. Higher sales were driven by continued strong industrial markets across the Industrial and Steel Groups, offset by lower sales in the Automotive Group due to the divestiture of its steering operations in 2006. In December 2006, the company completed the divestiture of its Latrobe Steel subsidiary. Discontinued operations for the third quarter and first nine months of 2006 represent the operating results, net of tax, of Latrobe Steel. For the third quarter of 2007, earnings per diluted share were $0.43, compared to $0.49 per diluted share for third quarter of 2006. Income from continuing operations per diluted share was $0.43 for the third quarter of 2007, compared to $0.41 per diluted share for the third quarter of 2006. For the first nine months of 2007, earnings per diluted share were $1.80, compared to $1.99

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
per diluted share for the first nine months of 2006. Income from continuing operations per diluted share was $1.79 for the first nine months of 2007, compared to $1.70 per diluted share for the same period a year ago.
The company’s results for the third quarter and first nine months of 2007 reflect the ongoing strength of industrial markets and the performance of the Steel Group, partially offset by higher raw material costs, higher manufacturing costs and restructuring activities. The company continued its focus on increasing production capacity in targeted areas, including major capacity expansions for industrial products at several manufacturing locations around the world.
The company expects that the continued strength in industrial markets throughout 2007 should drive year-over-year volume increases. While global industrial markets are expected to remain strong, the improvements in the company’s operating performance will be partially constrained by restructuring initiatives, as well as strategic investments, including Asian growth and Project O.N.E. initiatives. The objective of the Asian growth initiatives is to increase market share, influence major design centers and expand the company’s network of sources of globally competitive friction management products.
Project O.N.E. is a five-year program, which began in 2005, designed to improve the company’s business processes and systems. The company expects to invest approximately $170 million, which includes internal and external costs, to implement Project O.N.E. As of September 30, 2007, the company has incurred approximately $140 million, of which approximately $81 million has been capitalized to the Consolidated Balance Sheet. The company completed the installation of Project O.N.E. for a major portion of its domestic operations during the second quarter of 2007.
The company’s results for the first nine months of 2007 also reflect a favorable discrete tax adjustment of $32.1 million to recognize the benefits of a prior year tax position due to a change in tax law.
The company’s strategy for the Industrial Group is to pursue growth in selected industrial markets and achieve a leadership position in targeted Asian sectors. The company is increasing large-bore bearing capacity in Romania, China, India and the United States to serve heavy industrial markets. The Industrial Group expects to benefit from this increase in large-bore bearing capacity during the remainder of 2007, as well as in 2008. In addition, the company is investing in a new aerospace precision products manufacturing facility in China, which is expected to make its first shipment in early 2008. In October 2007, the company completed the acquisition of The Purdy Corporation, located in Manchester, Connecticut, for $200 million. This acquisition further expands the growing range of power-transmission products and capabilities that the company provides to the aerospace market.
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
In September 2006, the company announced further planned reductions in its Automotive Group workforce. In March 2007, the company announced the closure of its manufacturing facility in Sao Paulo, Brazil. The closure of the manufacturing facility in Sao Paulo, Brazil has been delayed to serve demand, driven primarily by industrial markets, until further notice.
These plans are targeted to collectively deliver annual pretax savings of approximately $75 million by the fourth quarter of 2008, with expected net workforce reductions of approximately 1,300 to 1,400 positions and pretax costs of approximately $115 million to $125 million, which include restructuring costs and rationalization costs recorded in cost of products sold and selling, administrative and general expenses.
In December 2006, the company completed the divestiture of its steering operations located in Watertown, Connecticut and Nova Friburgo, Brazil. The steering operations employed approximately 900 associates.
The company’s strategy for the Steel Group is to focus on opportunities where the company can offer differentiated capabilities while driving profitable growth. In January 2007, the company announced plans to invest approximately $60 million to enable the company to competitively produce steel bars down to 1-inch

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
diameter for use in power transmission and friction management applications for a variety of customers, including the rapidly growing automotive transplants. During the first quarter of 2007, the company added a new induction heat-treat line in Canton, Ohio, which increased capacity and the ability to provide differentiated product to more customers in its global energy markets. In April 2007, the company completed the closure of its seamless steel tube manufacturing operations located in Desford, England.
The Statement of Income
Sales by Segment:

(Dollars in millions, and exclude intersegment sales)	3Q 2007	3Q 2006	$ Change	% Change

Industrial Group	$556.2	$501.4	$54.8	10.9%
Automotive Group	361.0	363.6	(2.6)	(0.7)%
Steel Group	344.0	321.0	23.0	7.2%

Total Company	$1,261.2	$1,186.0	$75.2	6.3%

(Dollars in millions, and exclude intersegment sales)	YTD 2007	YTD 2006	$ Change	% Change

Industrial Group	$1,665.7	$1,533.4	$132.3	8.6%
Automotive Group	1,156.2	1,211.3	(55.1)	(4.5)%
Steel Group	1,073.1	997.7	75.4	7.6%

Total Company	$3,895.0	$3,742.4	$152.6	4.1%

The Industrial Group’s net sales in the third quarter of 2007 increased from the third quarter of 2006 as a result of favorable pricing, higher volume across most end markets, particularly in the off-highway, aerospace, heavy industry and rail market sectors, as well as the favorable impact of foreign currency translation on sales. The Automotive Group’s net sales in the third quarter of 2007 decreased slightly from the third quarter of 2006 primarily due to the divestiture of its steering operations located in Watertown, Connecticut and Nova Friburgo, Brazil and lower demand from North American heavy truck customers, partially offset by higher demand from North American light truck customers, higher demand in Europe and the favorable impact of foreign currency translation. The Steel Group’s net sales in the third quarter of 2007 increased from the same period a year ago primarily due to strong demand across all market sectors, particularly in the energy and automotive sectors, as well as increased surcharges to recover high raw material costs, partially offset by the decline in sales resulting from the closure of its manufacturing operations in Desford, England in April 2007.
The Industrial Group’s net sales in the first nine months of 2007 increased from the first nine months of 2006 as a result of favorable pricing, higher volume across most end markets, particularly in the heavy industry, automotive aftermarket and aerospace sectors, and the favorable impact of foreign currency translation on sales. The Automotive Group’s net sales in the first nine months of 2007 decreased from the first nine months of 2006 primarily due to the divestiture of its steering operations and lower demand from North American heavy truck customers, partially offset by the favorable impact of foreign currency translation on sales. The Steel Group’s net sales in the first nine months of 2007 increased from the same period a year ago primarily due to strong demand by customers in the energy and automotive market sectors, as well as increased pricing and surcharges to recover high raw material costs, partially offset by lower sales resulting from the sale of its Timken Precision Steel Components – Europe business and the closure of its manufacturing operations in Desford, England.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Gross Profit:

(Dollars in millions)	3Q 2007	3Q 2006	$ Change	Change

Gross profit	$251.3	$232.4	$18.9		8.1%
Gross profit % to net sales	19.9%	19.6%	—	30	bps
Rationalization expenses included in cost of products sold	$5.4	$3.4	$2.0		58.8%

(Dollars in millions)	YTD 2007	YTD 2006	$ Change	Change

Gross profit	$797.8	$796.1	$1.7		0.2%
Gross profit % to net sales	20.5%	21.3%	—	(80	) bps
Rationalization expenses included in cost of products sold	$27.9	$11.4	$16.5		144.7%

Gross profit margins increased in the third quarter of 2007, compared to the third quarter of 2006, as a result of favorable sales volume from the Industrial and Steel businesses and price increases, partially offset by higher raw material costs across the company’s three segments, higher costs associated with the Industrial Group’s capacity additions, higher manufacturing and logistics costs, as well as higher rationalization expenses. In addition, the third quarter of 2006 includes a $7.0 million charge for product warranty.
Gross profit margins decreased in the first nine months of 2007, compared to the first nine months of 2006, as a result of higher raw material costs across the company’s three segments, higher costs associated with the Industrial Group’s capacity additions, higher manufacturing costs in the Steel Group, as well as higher rationalization expenses, partially offset by favorable sales volume from the Industrial and Steel Groups, price increases and increased productivity in the Steel Group.
In the third quarter and first nine months of 2007, rationalization expenses included in cost of products sold primarily related to certain Automotive Group domestic manufacturing facilities, the closure of the company’s seamless steel tube manufacturing operations located in Desford, England, the pending closure of the company’s manufacturing operations located in Sao Paulo, Brazil and the continued rationalization of the company’s Canton, Ohio Industrial Group bearing facilities. In the third quarter and first nine months of 2006, rationalization expenses included in cost of products sold primarily related to the company’s Canton, Ohio Industrial Group bearing facilities and certain Automotive Group domestic manufacturing facilities. Rationalization expenses in 2007 and 2006 primarily included accelerated depreciation on assets, the relocation of equipment and the write-down of inventory.
Selling, Administrative and General Expenses:

(Dollars in millions)	3Q 2007	3Q 2006	$ Change	Change

Selling, administrative and general expenses	$170.8	$160.7	$10.1		6.3%
Selling, administrative and general expenses % to net sales	13.5%	13.5%	—	0	bps
Rationalization expenses included in selling, administrative and general expenses	$0.9	$1.0	$(0.1)		(10.0)%

(Dollars in millions)	YTD 2007	YTD 2006	$ Change	Change

Selling, administrative and general expenses	$514.8	$503.9	$10.9		2.2%
Selling, administrative and general expenses % to net sales	13.2%	13.5%	—	(30	) bps
Rationalization expenses included in selling, administrative and general expenses	$2.8	$2.7	$0.1		3.7%

The increase in selling, administrative and general expenses of $10.1 million in the third quarter of 2007, compared to the third quarter of 2006, was primarily due to higher costs associated with investments in Project O.N.E. The increase in selling, administrative and general expenses of $10.9 million in the first nine months of 2007, compared to the first nine months of 2006, was primarily due to higher costs associated with investments in Project O.N.E., partially offset by reductions in Automotive Group selling, administrative and general expenses as a result of restructuring initiatives, as well as lower performance-based compensation and lower

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
bad debt expense.
In the third quarter and first nine months of 2007, the rationalization expenses included in selling, administrative and general expenses primarily related to the Automotive Group engineering facilities, the Canton, Ohio Industrial Group bearing facilities and the closure of the company’s seamless steel tube manufacturing operations located in Desford, England. In the third quarter and first nine months of 2006, the rationalization expenses included in selling, administrative and general expenses primarily related to the rationalization of certain Automotive Group domestic manufacturing facilities.
Impairment and Restructuring Charges:

(Dollars in millions)	3Q 2007	3Q 2006	$ Change

Impairment charges	$8.2	$1.1	$7.1
Severance and related benefit costs	2.9	1.6	1.3
Exit costs	0.7	—	0.7

Total	$11.8	$2.7	$9.1

(Dollars in millions)	YTD 2007	YTD 2006	$ Change

Impairment charges	$11.6	$1.8	$9.8
Severance and related benefit costs	18.0	8.2	9.8
Exit costs	3.3	1.2	2.1

Total	$32.9	$11.2	$21.7

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
Impairment charges of $1.3 million and $4.6 million were recorded in the third quarter and first nine months of 2007, respectively, as a result of the Industrial Group’s rationalization plans. In addition, exit costs of $0.4 million were recorded in the third quarter and first nine months of 2007 as a result of these rationalization plans. During the third quarter and first nine months of 2006, exit costs of $0.2 million and $0.4 million, respectively, were recorded as a result of the Industrial Group’s rationalization plans. The company also recorded impairment charges of $0.6 million during the third quarter and first nine months of 2006 as a result of these rationalization plans. Including rationalization costs recorded in cost of products sold and selling, administrative and general expenses, the Industrial Group has incurred cumulative pretax costs of approximately $29.4 million as of September 30, 2007 for these rationalization plans.
In addition, the company recorded an impairment charge of $5.3 million related to one of the Industrial Group’s entities during the third quarter of 2007. The company also recorded $0.4 million and $0.3 million of severance and related benefits during the third quarter and first nine months of 2007, respectively, and impairment charges of $0.1 million during the first nine months of 2007 related to other company initiatives.
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
In September 2006, the company announced further planned reductions in its Automotive Group workforce. In March 2007, the company announced the closure of its manufacturing facility in Sao Paulo, Brazil. The closure of the manufacturing facility in Sao Paulo, Brazil has been delayed to serve demand, driven primarily by

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
industrial markets, until further notice.
These plans are targeted to collectively deliver annual pretax savings of approximately $75 million by the fourth quarter of 2008, with expected net workforce reductions of approximately 1,300 to 1,400 positions and pretax costs of approximately $115 million to $125 million, which include restructuring costs and rationalization costs recorded in cost of products sold and selling, administrative and general expenses. The Automotive Group has incurred cumulative pretax costs of approximately $94.0 million as of September 30, 2007 for these plans.
During the third quarter and first nine months of 2007, the company recorded $0.8 million and $10.4 million, respectively, of severance and related benefit costs and $0.1 million and $2.2 million, respectively, of exit costs associated with the Automotive Group’s restructuring and workforce reduction plans. The exit costs recorded during the first nine months of 2007 were primarily the result of environmental charges related to the closure of the manufacturing facility in Sao Paulo, Brazil. The company also recorded impairment charges of $1.6 million during the third quarter and first nine months of 2007 as a result of the Automotive Group’s restructuring and workforce reduction plans. The company recorded severance and related benefit costs of $1.6 million and exit costs of a negative $0.2 million during the third quarter of 2006. The company recorded impairment charges of $0.7 million, severance and related benefit costs of $8.2 million and exits costs of $0.8 million during the first nine months of 2006. The charges taken during the respective periods of 2006 related to the closure of a manufacturing facility in Clinton, South Carolina and administrative and engineering facilities in Torrington, Connecticut and Norcross, Georgia, and the rationalization of the company’s Vierzon, France bearing manufacturing facility.
The company also recorded $0.4 million of severance and related benefits during the third quarter and first nine months of 2007 related to other company initiatives.
Steel
In April 2007, the company completed the closure of its European seamless steel tube facility located in Desford, England. The company recorded $1.1 million and $6.7 million of severance and related benefit costs, and $0.2 million and $0.7 million of exit costs during the third quarter and first nine months of 2007, respectively, related to this action.
The company also recorded $0.2 million of severance and related benefits during the third quarter and first nine months of 2007 related to other company initiatives. During the third quarter of 2006, the company recorded an impairment charge of $0.5 million related to the write-down of property, plant and equipment at one of the Steel Group’s facilities.
Rollforward of Restructuring Accruals:

	Sept. 30,	Dec. 31,
(Dollars in millions)	2007	2007

Beginning balance, January 1	$32.0	$18.1
Expense	21.3	29.6
Payments	(28.7)	(15.7)

Ending balance	$24.6	$32.0

The restructuring accrual at September 30, 2007 and December 31, 2006 is included in accounts payable and other liabilities on the Consolidated Balance Sheet. The majority of the accrual balance at September 30, 2007 is expected to be paid by the middle of 2008.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Loss on Divestitures:

(Dollars in millions)	3Q 2007	3Q 2006	$ Change

(Loss) on divestitures	$(0.2)	$—	$(0.2)

(Dollars in millions)	YTD 2007	YTD 2006	$ Change

(Loss) on divestitures	$(0.5)	$(10.0)	$9.5

In June 2006, the company completed the divestiture of is Timken Precision Steel Components – Europe business and recorded a loss on disposal of $10.0 million. During the first nine months of 2007, the company recorded a gain of $0.2 million related to this divestiture. In December 2006, the company completed the divestiture of the Automotive Group’s steering operations and recorded a loss on disposal of $54.3 million. The company recorded an additional loss on disposal of $0.2 million and $0.7 million during the third quarter and first nine months of 2007.
Interest Expense and Income:

(Dollars in millions)	3Q 2007	3Q 2006	$ Change	% Change

Interest expense	$10.7	$11.7	$(1.0)	(8.5)%
Interest income	$2.4	$0.9	$1.5	166.7%

(Dollars in millions)	YTD 2007	YTD 2006	$ Change	% Change

Interest expense	$30.4	$37.5	$(7.1)	(18.9)%
Interest income	$5.5	$3.3	$2.2	66.7%

Interest expense for the third quarter and first nine months of 2007 decreased compared to the third quarter and first nine months of 2006 due to lower average debt outstanding in the current year compared to the same periods a year ago. Interest income for the third quarter and first nine months of 2007 increased compared to the same periods a year ago, due to interest received on higher cash balances.
Other Income and Expense:

(Dollars in millions)	3Q 2007	3Q 2006	$ Change	% Change

(Gain) on divestiture of non-strategic assets	$(0.9)	$(0.1)	$(0.8)	NM
(Gain) on dissolution of subsidiaries	(0.1)	—	(0.1)	NM
Other	4.9	1.8	3.1	172.2%

Other expense – net	$3.9	$1.7	$2.2	129.4%

(Dollars in millions)	YTD 2007	YTD 2006	$ Change	% Change

(Gain) on divestiture of non-strategic assets	$(3.7)	$(7.1)	$3.4	47.9%
(Gain) loss on dissolution of subsidiaries	(0.2)	4.7	(4.9)	(104.3)%
Other	14.7	11.5	3.2	27.8%

Other expense – net	$10.8	$9.1	$1.7	18.7%

In the third quarter and first nine months of 2007, the gain on divestiture of non-strategic assets included a $0.7 million gain on the sale of the company’s investment in Timken-NSK Bearings (Suzhou) Co., Ltd., a joint venture based in China. The gain on divestiture of non-strategic assets for the first nine months of 2007 also included a $3.2 million gain on the sale of certain machinery and equipment at the company’s former manufacturing facility in Desford, England. In the first nine months of 2006, the gain on divestiture of non-strategic assets primarily included a $6.4 million gain related to the sale of assets of PEL, a former joint venture of the company.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The company recorded a non-cash charge related to an inactive subsidiary, British Timken Ltd., located in Duston, England of $4.7 million in the first nine months of 2006.
For the third quarter and the first nine months of 2007, other expense primarily consisted of losses on disposal of fixed assets, minority interests, losses from equity investments, donations and foreign currency exchange gains. For the third quarter and first nine months of 2006, other expense included donations, minority interests, losses from equity investments, losses on disposal of fixed assets and foreign currency exchange losses.
Income Tax Expense:

(Dollars in millions)	3Q 2007	3Q 2006	$ Change	Change

Income tax expense	$15.1	$17.7	$(2.6)	(14.7)%
Effective tax rate	26.8%	31.4%	—	(460	)bps

(Dollars in millions)	YTD 2007	YTD 2006	$ Change	Change

Income tax expense	$42.9	$67.0	$(24.1)	(36.0)%
Effective tax rate	20.1%	29.4%	—	(930	)bps

The decrease in the effective tax rate in the third quarter of 2007 compared to the third quarter of 2006 was primarily caused by a tax benefit realized upon divestiture of a foreign joint venture in the third quarter of 2007, a favorable deferred tax adjustment to reflect a U.S. state tax law change in the third quarter of 2007 and increased U.S. research tax credits in 2007. These benefits were partially offset by increased losses in 2007 at certain foreign subsidiaries where no tax benefit could be claimed.
The decrease in the effective tax rate for the first nine months of 2007 compared to the first nine months of 2006 was primarily caused by a $32.1 million tax benefit recorded in the first quarter of 2007 to recognize the benefit of a prior year tax position as a result of a change in tax law, as well as the third quarter items described above. These benefits were partially offset by increased losses in 2007 at certain foreign subsidiaries where no tax benefit could be claimed.
In July 2007, the Governor of Michigan signed into law the “Michigan Business Tax Act” (Public Act 36 of 2007), creating the Michigan Business Tax (MBT). The MBT is effective January 1, 2008 and replaces the Michigan Single Business Tax, which was recorded as a component of pre-tax income. The MBT will be recorded as a component of income tax expense. The company anticipates that the new MBT will increase the company’s state effective tax rate and overall expense for 2008 and subsequent years, but the amount is not expected to be material.
Discontinued Operations:

(Dollars in millions)	3Q 2007	3Q 2006	$ Change	% Change

Operating results, net of tax	$—	$7.9	$(7.9)	(100.0)%

Total	$—	$7.9	$(7.9)	(100.0)%

(Dollars in millions)	YTD 2007	YTD 2006	$ Change	% Change

Operating results, net of tax	$—	$26.5	$(26.5)	(100.0)%
Gain on disposal, net of taxes	0.7	—	0.7	NM

Total	$0.7	$26.5	$(25.8)	(97.4)%

In December 2006, the company completed the divestiture of its Latrobe Steel subsidiary and recognized a gain on disposal, net of tax, of $12.9 million. Discontinued operations for the first nine months of 2007 represent an additional $0.7 million gain on disposal, net of tax, due to a purchase price adjustment. Discontinued operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
for the third quarter and first nine months of 2006 represent the operating results, net of tax, of this business.
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
In August 2007, the company announced organizational changes which affect the reportable segments that it will disclose in the future. These changes will be reflected in the company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Industrial Group:

(Dollars in millions)	3Q 2007	3Q 2006	$ Change	Change

Net sales, including intersegment sales	$556.8	$501.8	$55.0		11.0%
Adjusted EBIT	$55.4	$48.2	$7.2		14.9%
Adjusted EBIT margin	9.9%	9.6%	—	30	bps

(Dollars in millions)	YTD 2007	YTD 2006	$ Change	Change

Net sales, including intersegment sales	$1,667.2	$1,534.8	$132.4		8.6%
Adjusted EBIT	$166.3	$157.6	$8.7		5.5%
Adjusted EBIT margin	10.0%	10.3%	—	(30	) bps

Sales by the Industrial Group include global sales of bearings and other products and services (other than steel) to a diverse customer base, including: industrial equipment, construction and agriculture, rail, and aerospace and defense customers. The Industrial Group also includes aftermarket distribution operations, including automotive applications, for products other than steel. The Industrial Group’s net sales for the third quarter of 2007, compared to the third quarter of 2006, increased 11.0% primarily due to favorable pricing and higher volume across most Industrial end markets, particularly in the off-highway, aerospace, heavy industry and rail sectors, as well as the favorable impact of foreign currency translation on sales. Adjusted EBIT margin was higher in the third quarter of 2007, compared to the third quarter of 2006, primarily due to favorable pricing and higher volume, partially offset by increases in raw material and logistics costs, as well as higher manufacturing costs associated with capacity additions.
The Industrial Group’s net sales for the first nine months of 2007, compared to the first nine months of 2006, increased 8.6% primarily due to favorable pricing, higher volume across most end markets, particularly in the heavy industry, automotive aftermarket and aerospace sectors, and the favorable impact of foreign currency translation on sales. EBIT margins decreased for the first nine months of 2007, compared to the same period a year ago, primarily due to increases in raw material and logistics costs, as well as higher manufacturing costs associated with capacity additions, which more than offset favorable pricing and higher volume. The Industrial Group continues to focus on increasing selected manufacturing capacity, improving product availability and customer service in response to strong industrial demand. The company expects the Industrial Group to benefit from continued strength in most global industrial markets for the remainder of 2007 and full-year margins are expected to improve over 2006 levels as a result of higher volume, improved pricing and better manufacturing performance. However, margins are expected to be impacted by higher raw material costs for the remainder of 2007. The Industrial Group is also expected to benefit from additional manufacturing capacity for constrained products during the remaining quarter of 2007.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Automotive Group:

(Dollars in millions)	3Q 2007	3Q 2006	$ Change	Change

Net sales, including intersegment sales	$361.0	$363.6	$(2.6)		(0.7)%
Adjusted EBIT (loss)	$(20.7)	$(26.3)	$5.6		21.3%
Adjusted EBIT (loss) margin	(5.7)%	(7.2)%	—	150	bps

(Dollars in millions)	YTD 2007	YTD 2006	$ Change	Change

Net sales, including intersegment sales	$1,156.2	$1,211.3	$(55.1)		(4.5)%
Adjusted EBIT (loss)	$(35.3)	$(31.4)	$(3.9)		(12.4)%
Adjusted EBIT (loss) margin	(3.1)%	(2.6)%	—	(50	) bps

The Automotive Group includes sales of bearings and other products and services (other than steel) to automotive original equipment manufacturers and suppliers. The Automotive Group’s net sales for the third quarter of 2007 decreased slightly compared to sales in the same period a year ago due to the divestiture of its steering operations and lower demand from North American heavy truck customers, mostly offset by higher demand from North American light truck customers, higher demand in Europe and the favorable impact from foreign currency translation. The divestiture of the steering operations was completed in December 2006. Profitability for the third quarter of 2007 improved compared to the third quarter of 2006, primarily due to a $7.0 million charge for product warranty recognized in the third quarter of 2006, as well as the favorable impact of restructuring initiatives, partially offset by higher raw material costs.
The Automotive Group’s net sales for the first nine months of 2007, compared to the first nine months of 2006, decreased primarily due to the divestiture of its steering operations, as well as lower demand from North American heavy truck customers, partially offset by the favorable impact from foreign currency translation on sales. Profitability for the first nine months of 2007 decreased compared to the same period a year ago, primarily due to higher raw material costs and lower volume, which led to the underutilization of manufacturing capacity, particularly at its manufacturing facility in Clinton, South Carolina, which the company plans to close by the end of 2007, partially offset by the favorable impact of reductions in selling, administrative and general expenses as a result of restructuring initiatives and a charge for product warranty recorded in the third quarter of 2006. For the remainder of 2007, the Automotive Group’s sales are expected to be at levels consistent with those experienced in the third quarter of 2007, and the Automotive Group is expected to deliver improved margins, compared to the fourth quarter of 2006, due to its restructuring initiatives.
During the third quarter and first nine months of 2007, the company recorded impairment and restructuring charges of approximately $2.9 million and $14.6 million, respectively, which were primarily the result of the Automotive Group’s restructuring and workforce reduction plans. During the third quarter and first nine months of 2006, the company recorded impairment and restructuring charges of approximately $1.4 million and $9.7 million, respectively, related to the closure of a manufacturing facility in Clinton, South Carolina and administrative and engineering facilities in Torrington, Connecticut and Norcross, Georgia, and the rationalization of the company’s Vierzon, France bearing manufacturing facility. The Automotive Group’s adjusted EBIT (loss) excludes these restructuring costs, as well as rationalization costs recorded in cost of products sold and selling, administrative and general expenses, as they are not representative of ongoing operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Steel Group:

(Dollars in millions)	3Q 2007	3Q 2006	$ Change	Change

Net sales, including intersegment sales	$381.1	$355.6	$25.5		7.2%
Adjusted EBIT	$47.4	$50.4	$(3.0)		(6.0)%
Adjusted EBIT margin	12.4%	14.2%	—	(180	) bps

(Dollars in millions)	YTD 2007	YTD 2006	$ Change	Change

Net sales, including intersegment sales	$1,182.2	$1,114.3	$67.9		6.1%
Adjusted EBIT	$170.4	$167.2	$3.2		1.9%
Adjusted EBIT margin	14.4%	15.0%	—	(60	) bps

The Steel Group sells steels of low and intermediate alloy and carbon grades in both solid and tubular sections, as well as custom-made steel products for both automotive and industrial applications, including bearings.
In December 2006, the company completed the sale of its Latrobe Steel subsidiary. Sales and adjusted EBIT from these operations for the third quarter and first nine months of 2006 are included in discontinued operations. The Steel Group’s net sales for the third quarter of 2007, compared to the third quarter of 2006, increased 7.2% primarily due to strong demand across all market sectors, particularly in the energy and automotive sectors, as well as increased pricing and surcharges to recover high raw material costs, partially offset by the closure of the Desford, England manufacturing facility. Profitability for the Steel Group in the third quarter of 2007 decreased compared to the third quarter of 2006, primarily due to higher raw material costs, a LIFO inventory charge reflecting higher estimates of year-end costs of purchased scrap and higher manufacturing costs, partially offset by surcharges to recover the higher raw material costs and increased volume.
The Steel Group’s net sales for the first nine months of 2007, compared to the first nine months of 2006, increased 6.1% primarily due to strong demand by customers in the energy and automotive market sectors, as well as increased pricing and surcharges to recover high raw material costs, partially offset by lower sales due to the sale of its Timken Precision Steel Components – Europe business and the closure of the Desford, England manufacturing facility. Profitability, on a dollar basis, increased for the first nine months of 2007, compared to the same period a year ago, primarily due to favorable sales mix, increased volume and surcharges, partially offset by higher raw material costs and higher manufacturing costs. For the remainder of 2007, the company expects the Steel Group to benefit from strong demand in the energy sector, with other sectors increasing slightly over 2006 levels. The company also expects the Steel Group’s Adjusted EBIT to be slightly higher for 2007 compared to 2006, due to higher volume, product mix, price increases and higher surcharges. Scrap costs are expected to remain at current levels, while alloy and energy costs are expected to remain at high levels. However, these costs are expected to be recovered through surcharges and price increases.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The Balance Sheet
Total assets as shown on the Consolidated Balance Sheet at September 30, 2007 increased by $165.6 million compared to December 31, 2006. This increase was primarily due to increased working capital required to support higher sales and the impact of foreign currency translation.
Current Assets:

	Sept. 30,	Dec. 31,
(Dollars in millions)	2007	2006	$ Change	% Change

Cash and cash equivalents	$87.8	$101.1	$(13.3)	(13.2)%
Accounts receivable, net	734.8	673.4	61.4	9.1%
Inventories, net	1,021.9	952.3	69.6	7.3%
Deferred income taxes	66.6	85.6	(19.0)	(22.2)%
Deferred charges and prepaid expenses	15.0	11.1	3.9	35.1%
Other current assets	92.3	76.8	15.5	20.2%

Total current assets	$2,018.4	$1,900.3	$118.1	6.2%

Refer to the Consolidated Statement of Cash Flows for a discussion of the decrease in cash and cash equivalents. Accounts receivable, net increased as a result of the higher sales in the third quarter of 2007 compared to the fourth quarter of 2006 and the impact of foreign currency translation. The increase in inventories was primarily due to the impact of foreign currency translation, as well as higher volume and increased raw material costs, partially offset by an increase in LIFO reserves. The decrease in deferred income taxes was primarily due to tax accounting method changes and other items, such as LIFO, that resulted in additional deductions claimed on the company’s 2006 U.S. Federal income tax return. The increase in other current assets was primarily driven by the reclassification of administrative facilities in Torrington, Connecticut and manufacturing facilities in Desford, England to “assets held for sale.”
Property, Plant and Equipment – Net:

	Sept. 30,	Dec. 31,
(Dollars in millions)	2007	2006	$ Change	% Change

Property, plant and equipment	$3,833.5	$3,664.8	$168.7	4.6%
Less: allowances for depreciation	(2,188.5)	(2,063.3)	(125.2)	6.1%

Property, plant and equipment — net	$1,645.0	$1,601.5	$43.5	2.7%

The increase in property, plant and equipment – net in the first nine months of 2007 was primarily due to capital expenditures exceeding depreciation expense and the impact of foreign currency translation, partially offset by the reclassification of assets held for sale to other current assets.
Other Assets:

	Sept. 30,	Dec. 31,
(Dollars in millions)	2007	2006	$ Change	% Change

Goodwill	$215.8	$201.9	$13.9	6.9%
Other intangible assets	97.0	104.1	(7.1)	(6.8)%
Deferred income taxes	159.1	169.4	(10.3)	(6.1)%
Other non-current assets	61.8	54.3	7.5	13.8%

Total other assets	$533.7	$529.7	$4.0	0.8%

The increase in goodwill was due to the impact of foreign currency translation and an opening balance sheet adjustment related to an acquisition completed in December 2006. The decrease in other intangible assets was primarily due to the amortization expense recognized in the first nine months of 2007. The decrease in deferred income taxes was primarily due to tax accounting method changes that resulted in additional deductions

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
claimed on the company’s 2006 U.S. Federal income tax return, partially offset by the estimated deferred tax benefit for the current year.
Current Liabilities:

	Sept. 30,	Dec. 31,
(Dollars in millions)	2007	2006	$ Change	% Change

Short-term debt	$41.7	$40.2	$1.5	3.7%
Accounts payable and other liabilities	502.5	506.3	(3.8)	(0.8)%
Salaries, wages and benefits	211.6	225.4	(13.8)	(6.1)%
Income taxes payable	18.4	52.8	(34.4)	(65.2)%
Deferred income taxes	0.6	0.6	—	0.0%
Current portion of long-term debt	33.2	10.2	23.0	NM

Total current liabilities	$808.0	$835.5	$(27.5)	(3.3)%

The decrease in salaries, wages and benefits was the result of the payout of 2006 performance-based compensation in the first quarter of 2007, partially offset by accrued 2007 performance-based compensation. The decrease in income taxes payable was primarily due to the reclassification of a portion of the income taxes payable balance from current liabilities to non-current liabilities as a result of the adoption of FIN 48 in the first quarter, and current year cash tax payments and prior year overpayments applied to 2007, partially offset by the provision for current year taxes. The increase in the current portion of long-term debt is primarily due to the reclassification of debt that is expected to mature within the next twelve months from non-current liabilities to current liabilities.
Non-Current Liabilities:

	Sept. 30,	Dec. 31,
(Dollars in millions)	2007	2006	$ Change	% Change

Long-term debt	$526.5	$547.4	$(20.9)	(3.8)%
Accrued pension cost	328.0	410.4	(82.4)	(20.1)%
Accrued postretirement benefits cost	681.8	682.9	(1.1)	(0.2)%
Deferred income taxes	6.7	6.7	—	0.0%
Other non-current liabilities	91.8	72.4	19.4	26.8%

Total non-current liabilities	$1,634.8	$1,719.8	$(85.0)	(4.9)%

The decrease in long-term debt is primarily due to the reclassification of debt that is expected to mature within the next twelve months to current liabilities. The decrease in accrued pension cost in the first nine months of 2007 was primarily due to U.S.-based pension plan contributions. The increase in other non-current liabilities was primarily due to the reclassification of a portion of income taxes payable from current liabilities to non-current liabilities as a result of the adoption of FIN 48.
Shareholders’ Equity:

	Sept. 30,	Dec. 31,
(Dollars in millions)	2007	2006	$ Change	% Change

Common stock	$858.2	$806.2	$52.0	6.5%
Earnings invested in the business	1,347.9	1,217.2	130.7	10.7%
Accumulated other comprehensive loss	(441.5)	(544.6)	103.1	(18.9)%
Treasury shares	(10.3)	(2.6)	(7.7)	NM

Total shareholders’ equity	$1,754.3	$1,476.2	$278.1	18.8%

The increase in common stock related to stock option exercises by employees and the related income tax benefits. Earnings invested in the business increased during the first nine months of 2007 by net income of $171.8 million and $5.6 million related to the cumulative effect of adopting FIN 48, partially reduced by dividends declared of $46.7 million. The decrease in accumulated other comprehensive loss was primarily due to the positive impact of foreign currency translation and the recognition of prior service costs and actuarial losses for

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
defined benefit pension and postretirement benefit plans. The increase in the foreign currency translation adjustment of $80.8 million was due to the weakening of the U.S. dollar relative to other currencies, such as the Euro, the Romanian lei, the Brazilian real, the Canadian dollar and the Indian rupee. See “Foreign Currency” for further discussion regarding the impact of foreign currency translation.
Cash Flows:

	Sept. 30,	Sept. 30,
(Dollars in millions)	2007	2006	$ Change

Net cash provided by operating activities	$186.2	$172.4	$13.8
Net cash used by investing activities	(184.3)	(180.3)	(4.0)
Net cash used by financing activities	(24.6)	(6.0)	(18.6)
Effect of exchange rate changes on cash	9.4	2.6	6.8

Decrease in cash and cash equivalents	$(13.3)	$(11.3)	$(2.0)

The net cash provided by operating activities of $186.2 million for the first nine months of 2007 increased $13.8 million from the first nine months of 2006 with operating cash flows from discontinued operations decreasing $41.1 million, partially offset by operating cash flows from continuing operations increasing $54.9 million. The decrease in operating cash flows from discontinued operations was primarily due to the sale of the company’s former Latrobe Steel subsidiary in December 2006. The increase in net cash provided by operating activities from continuing operations was primarily driven by a $50.3 million decrease in pension and postretirement cash payments during the first nine months of 2007 compared to the first nine months of 2006. Higher income from continuing operations in 2007 and lower tax payments in 2007, compared to 2006, were partially offset by an increase in cash used for working capital requirements. Working capital items, account receivable and accounts payable and other accrued expenses, were partially offset by inventory. Accounts receivable was a use of cash of $39.9 million in the first nine months of 2007 compared to a use of cash of $15.3 million in the first nine months of 2006. Accounts payable and other accrued expenses were a use of cash of $45.1 million in the first nine months of 2007 compared to a use of cash of $21.9 million in the first nine months of 2006. Inventory was a use of cash of $34.8 million in the first nine months of 2007 compared to a use of cash of $65.6 million in the first nine months of 2006.
The net cash used by investing activities of $184.3 million for the first nine months of 2007 increased from the same period in the prior year primarily due to higher capital expenditures to fund Industrial Group growth initiatives, partially offset by higher proceeds from the disposal of property, plant and equipment and lower acquisition activity.
Cash flows from financing activities used cash of $24.6 million during the first nine months of 2007 after using cash of $6.0 million during the first nine months of 2006. The company decreased its net borrowings $14.9 million during the first nine months of 2007 after increasing its net borrowings $15.1 million during the same period last year. This decrease in net borrowings was partially offset by higher proceeds from the exercise of stock options during the first nine months of 2007 compared to the first nine months of 2006.
Liquidity and Capital Resources
Total debt was $601.4 million at September 30, 2007, compared to $597.8 million at December 31, 2006. Net debt was $513.6 million at September 30, 2007, compared to $496.7 million at December 31, 2006. The net debt to capital ratio was 22.6% at September 30, 2007, compared to 25.2% at December 31, 2006.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Reconciliation of total debt to net debt and the ratio of net debt to capital:

Net Debt:

	Sept. 30,	Dec. 31,
(Dollars in millions)	2007	2006

Short-term debt	$41.7	$40.2
Current portion of long-term debt	33.2	10.2
Long-term debt	526.5	547.4

Total debt	601.4	597.8
Less: cash and cash equivalents	(87.8)	(101.1)

Net debt	$513.6	$496.7

Ratio of Net Debt to Capital:
	Sept. 30,	Dec. 31,
(Dollars in millions)	2007	2006

Net debt	$513.6	$496.7
Shareholders’ equity	1,754.3	1,476.2

Net debt + shareholders’ equity (capital)	$2,267.9	$1,972.9

Ratio of net debt to capital	22.6%	25.2%

The company presents net debt because it believes net debt is more representative of the company’s financial position.
At September 30, 2007, the company had no outstanding borrowings under its $500 million Amended and Restated Credit Agreement (Senior Credit Facility), and had letters of credit outstanding totaling $23.8 million, which reduced the availability under the Senior Credit Facility to $476.2 million. The Senior Credit Facility matures on June 30, 2010. Under the Senior Credit Facility, the company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At September 30, 2007, the company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements. Refer to Note 7 – Financing Arrangements for further discussion.
At September 30, 2007, the company had no outstanding borrowings under the company’s Asset Securitization, which provides for borrowings up to $200 million, limited to certain borrowing base calculations, and is secured by certain domestic trade receivables of the company. As of September 30, 2007, there were letters of credit outstanding totaling $18.4 million, which reduced the availability under the Asset Securitization to $181.6 million.
The company expects that any cash requirements in excess of cash generated from operating activities will be met by the availability under its Asset Securitization and Senior Credit Facility. The company believes it has sufficient liquidity to meet its obligations through 2010.
In October 2007, the company completed the acquisition of The Purdy Corporation for $200 million in cash. The company borrowed approximately $180 million under its Senior Credit Facility to finance this acquisition.
Financing Obligations and Other Commitments
The company expects to make cash contributions of approximately $100 million to its global defined benefit pension plans in 2007.
During the first nine months of 2007, the company did not purchase any shares of its common stock as authorized under the company’s 2006 common stock purchase plan. This plan authorizes the company to buy in the open market or in privately negotiated transactions up to four million shares of common stock. This plan authorizes purchases up to an aggregate of $180 million. The company may exercise this authorization until December 31, 2012.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.
Accounting Change:
Effective January 1, 2007, the company changed the method of accounting for certain product inventories for one of its domestic legal entities from the first-in, first-out (FIFO) method to the last-in, first-out (LIFO) method. This change affects approximately 8% of the company’s total gross inventory at December 31, 2006. As a result of this change, substantially all domestic inventories are stated at the lower of cost (determined on a LIFO basis) or market. The change is preferable because it improves financial reporting by supporting the continued integration of the company’s domestic bearing business, as well as providing a consistent and uniform costing method across the company’s domestic operations and a reduction in the complexity of intercompany transactions. SFAS No. 154, “Accounting Changes and Error Corrections,” requires that a change in accounting principle be reflected through retrospective application of the new accounting principle to all prior periods, unless it is impractical to do so. The company has determined that retrospective application to a period prior to January 1, 2007 is not practical as the necessary information needed to restate prior periods is not available. Therefore, the company began to apply the LIFO method to these inventories beginning January 1, 2007. The adoption of the LIFO method for these inventories did not have a material impact on the company’s results of operations or financial position during the first nine months of 2007 nor is it expected to have a material impact for the remainder of the year.
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
The company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The company reviews its critical accounting policies throughout the year. Except for the adoption of FIN 48, which is discussed in further detail in Note 14 – Income Taxes, the company has concluded that there have been no changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2006, during the nine months ended September 30, 2007.
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
Foreign currency exchange losses included in the company’s operating results for the three months ended September 30, 2007 and 2006 were $2.5 million and $1.5 million, respectively. Foreign currency exchange losses included in the company’s operating results for the nine months ended September 30, 2007 and 2006 were $5.5 million and $2.9 million, respectively. For the three months ended September 30, 2007, the company recorded a positive non-cash foreign currency translation adjustment of $34.6 million that increased shareholders’ equity, compared to a negative non-cash foreign currency translation adjustment of $1.0 million that decreased shareholders’ equity in the three months ended September 30, 2006. For the nine months ended September 30, 2007, the company recorded a positive non-cash foreign currency translation adjustment of $80.8 million that increased shareholders’ equity, compared to a positive non-cash foreign currency translation adjustment of $30.7 million that increased shareholders’ equity in the nine months ended September 30, 2006. The foreign currency translation adjustment for the three months and nine months ended September 30, 2007 were positively impacted by the weakening of the U.S. dollar relative to other currencies, such as the Euro, the Romanian lei, the Brazilian real, the Canadian dollar, and the Indian rupee.
Quarterly Dividend:
On November 2, 2007, the company’s Board of Directors declared a quarterly cash dividend of $0.17 per share. The dividend will be paid on December 4, 2007 to shareholders of record as of November 16, 2007. This was the 342nd consecutive dividend paid on the common stock of the company.
Forward-Looking Statements
Certain statements set forth in this document (including the company’s forecasts, beliefs and expectations) that are not historical in nature are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, the Management’s Discussion and Analysis contains numerous forward-looking statements. The company cautions readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of the company due to a variety of important factors, such as:
a)	changes in world economic conditions, including additional adverse effects from terrorism or hostilities. This includes, but is not limited to, political risks associated with the potential instability of governments and legal systems in countries in which the company, its customers and suppliers conduct business and significant changes in currency valuations;

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
b)	the effects of fluctuations in customer demand on sales, product mix and prices in the industries in which the company operates. This includes the ability of the company to respond to the rapid changes in customer demand, the effects of customer strikes, the impact of changes in industrial business cycles and whether conditions of fair trade continue in the U.S. market;
c)	competitive factors, including changes in market penetration, increasing price competition by existing or new foreign and domestic competitors, the introduction of new products by existing and new competitors and new technology that may impact the way the company’s products are sold or distributed;
d)	changes in operating costs. This includes: the effect of changes in the company’s manufacturing processes; changes in costs associated with varying levels of operations and manufacturing capacity; higher cost and availability of raw materials and energy; the company’s ability to mitigate the impact of fluctuations in raw materials and energy costs and the operation of the company’s surcharge mechanism; changes in the expected costs associated with product warranty claims; changes resulting from inventory management and cost reduction initiatives and different levels of customer demands; the effects of unplanned work stoppages; and changes in the cost of labor and benefits;
e)	the success of the company’s operating plans, including its ability to achieve the benefits from its ongoing continuous improvement and rationalization programs; the ability of acquired companies to achieve satisfactory operating results; and the company’s ability to maintain appropriate relations with unions that represent company associates in certain locations in order to avoid disruptions of business;
f)	unanticipated litigation, claims or assessments. This includes, but is not limited to, claims or problems related to intellectual property, product liability or warranty and environmental issues;
g)	changes in worldwide financial markets, including interest rates to the extent they affect the company’s ability to raise capital or increase the company’s cost of funds, have an impact on the overall performance of the company’s pension fund investments and/or cause changes in the economy which affect customer demand; and
h)	those items identified under Item 1A. Risk Factors in this document, in the Annual Report on Form 10-K for the year ended December 31, 2006 and in the company’s Quarterly Reports on Form 10Q for the quarters ended March 31, 2007 and June 30, 2007.
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
In October 2007, the company signed a consent agreement with the State of New Hampshire concerning violations of New Hampshire air pollution control laws. Pursuant to the terms of the consent agreement, the company has agreed to pay $154,000 to the State of New Hampshire as a civil penalty.
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007 include a detailed discussion of our risk factors. The information presented below amends and updates those risk factors and should be read in conjunction with the risk factors and information disclosed in the Form 10-K and Form 10-Q.
Due to developments previously disclosed by the company, the risk factor entitled “The failure to achieve the anticipated results of our Automotive Group initiatives could materially affect our earnings” has been updated.
The failure to achieve the anticipated results of our Automotive Group initiatives could materially affect our earnings.
During 2005, we announced plans for our Automotive Group to restructure its business and improve performance. In response to reduced production demand from North American automotive manufacturers, in September 2006, we announced further planned reductions in our Automotive Group workforce of approximately 700 associates. These plans are targeted to collectively deliver annual pretax savings of approximately $75 million by the end of 2008, with pretax costs of approximately $115 to $125 million. The failure to achieve the anticipated results of these plans, including our targeted costs and annual savings, could adversely affect our earnings. In addition, increases in other costs and expenses may offset any cost savings from these efforts. Furthermore, the pretax costs required to deliver the targeted savings may increase.
Due to developments at customers, the risk factor entitled “Work stoppages or similar difficulties could significantly disrupt our operations, reduce our revenues and materially affect our earnings” has been updated.
Work stoppages or similar difficulties could significantly disrupt our operations, reduce our revenues and materially affect our earnings.
A work stoppage at one or more of our facilities could have a materially adverse effect on our business, financial condition and results of operations. Also, if one or more of our customers were to experience a work stoppage, that customer would likely halt or limit purchases of our products, which could have a materially adverse effect on our business, financial condition and results of operations. Collective bargaining agreements between the United Autoworkers Union and General Motors Corporation and The Chrysler Corporation have both been approved. A proposed collective bargaining agreement between the United Autoworkers Union and Ford Motor Company has recently been reached and is expected to be voted on later this month. We sell bearings and steel products to both Ford Motor Company and its Tier I suppliers.
Due to developments in litigation involving CDSOA, the risk factor entitled “Any reduction of CDSOA distributions in the future would reduce our earnings and cash flows” has been updated.

Item 1A. Risk Factors (continued)
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
In separate cases in July and September 2006, the U.S. Court of International Trade (CIT) ruled that the procedure for determining recipients eligible to receive CDSOA distributions is unconstitutional. The ruling of the CIT is now under appeal. The company is unable to determine, at this time, if these rulings will have a material adverse impact on the company’s financial results. A federal court could rule that an appropriate remedy would be return of distributions received in prior years. The company is unable to determine, at this time, the likelihood of a federal court finally ruling on any particular remedy.
In addition to the CIT ruling, there are a number of other factors that can affect whether the company receives any CDSOA distributions and the amount of such distributions in any year. These factors include, among other things, potential additional changes in the law, other ongoing and potential additional legal challenges to the law, and the administrative operation of the law. It is possible that CIT rulings might prevent us from receiving any CDSOA distributions in 2007 and beyond. Any reduction of CDSOA distributions would reduce our earnings and cash flow.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer of Purchases of Common Stock
The following table provides information about purchases by the company during the quarter ended September 30, 2007 of its common stock.

			Total number	Maximum
			of shared	number of
			purchased as	shares that
			part of publicly	may yet
	Total number	Average	announced	be purchased
	of shares	price paid	plans or	under the plans
Period	purchased(1)	per share(2)	programs	or programs(3)

7/1/07 - 7/31/07	15,546	$37.03	—	4,000,000
8/1/07 - 8/31/07	4,097	35.12	—	4,000,000
9/1/07 - 9/30/07	136	35.63	—	4,000,000

Total	19,779	$36.63	—	4,000,000

(1)	Represents shares of the company’s common stock that are owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares and the exercise of stock options.

(2)	For restricted shares, the price paid per share is an average calculated using the daily high and low of the company’s common stock as quoted on the New York Stock Exchange at the time of vesting. For stock options, the price paid is the real time trading stock price at the time the options are exercised.

(3)	Pursuant to the company’s 2006 common stock purchase plan, the company may purchase up to four million shares of common stock at an amount not to exceed $180 million in the aggregate. The company may purchase shares under its 2006 common stock purchase plan until December 31, 2012.

Item 6. Exhibits
12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of James W. Griffith, President and Chief Executive Officer (principal executive officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Glenn A. Eisenberg, Executive Vice President – Finance and Administration (principal financial officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of James W. Griffith, President and Chief Executive Officer (principal executive officer) and Glenn A. Eisenberg, Executive Vice President – Finance and Administration (principal financial officer) of The Timken Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY

Date November 7, 2007	By	/s/ James W. Griffith
James W. Griffith
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date November 7, 2007	By	/s/ Glenn A. Eisenberg

Glenn A. Eisenberg
Executive Vice President — Finance and Administration (Principal Financial Officer)