Form 10-K
period 2007-12-31
TIMKEN CO
filed 2008-02-28
CIK 98362

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                        Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of June 30, 2007, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was $3,099,627,323 based on the closing sale price as reported on the New York Stock Exchange.
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2008

Common Shares, without par value	95,807,259 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Shareholders to be held May 1, 2008 (Proxy Statement)	Part III

THE TIMKEN COMPANY
INDEX TO FORM 10-K REPORT

PART I.
Item 1. Business
General
As used herein, the term “Timken” or the “Company” refers to The Timken Company and its subsidiaries unless the context otherwise requires. Timken, an outgrowth of a business originally founded in 1899, was incorporated under the laws of the state of Ohio in 1904.
Timken is a leading global manufacturer of highly engineered bearings, alloy and specialty steel and related components. The Company is the world’s largest manufacturer of tapered roller bearings and alloy seamless mechanical steel tubing and the largest North American-based bearings manufacturer. Timken had facilities in 28 countries on six continents and employed approximately 25,000 people as of December 31, 2007.
Products
The Timken Company manufactures two basic product lines: anti-friction bearings and steel products. Differentiation in these two product lines comes in two different ways: (1) differentiation by bearing type or steel type and (2) differentiation in the applications of bearings and steel.
Tapered Roller Bearings. In the bearing industry, Timken is best known for the tapered roller bearing, which was originally patented by the Company founder, Henry Timken. The tapered roller bearing is Timken’s principal product in the anti-friction industry segment. It consists of four components: (1) the cone or inner race, (2) the cup or outer race, (3) the tapered rollers, which roll between the cup and cone and (4) the cage, which serves as a retainer and maintains proper spacing between the rollers. Timken manufactures or purchases these four components and then sells them in a wide variety of configurations and sizes.
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
Matching bearings to the specific requirements of customers’ applications requires engineering and often sophisticated analytical techniques. The design of Timken’s tapered roller bearing permits distribution of unit pressures over the full length of the roller. This design, combined with high precision tolerances, proprietary internal geometry and premium quality material, provides Timken bearings with high load-carrying capacities, excellent friction-reducing qualities and long lives.
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
Spherical and Cylindrical Bearings. Timken produces spherical and cylindrical roller bearings for large gear drives, rolling mills and other process industry and infrastructure development applications. In February 2003, the Company purchased the Engineered Solutions business (referred to as “Torrington”) of Ingersoll-Rand Company Limited. Timken’s cylindrical and spherical roller bearing capability was significantly enhanced with the acquisition of Torrington’s broad range of spherical and heavy-duty cylindrical roller bearings for standard industrial and specialized applications. These products are sold worldwide to original equipment manufacturers and industrial distributors serving major industries, including construction and mining, natural resources, defense, pulp and paper production, rolling mills and general industrial goods.

Needle Bearings. With the acquisition of Torrington in February 2003, the Company became a leading global manufacturer of highly engineered needle roller bearings. Timken produces a broad range of radial and thrust needle roller bearings, as well as bearing assemblies, which are sold to original equipment manufacturers and industrial distributors worldwide. Major applications include automotive, consumer, construction, agriculture and general industrial.
Bearing Reconditioning. A small part of the business involves providing bearing reconditioning services for industrial and railroad customers, both internationally and domestically. These services accounted for less than 5% of the Company’s net sales for the year ended December 31, 2007.
Aerospace Products and Services. Through strategic acquisitions and ongoing product development, Timken continues to expand its portfolio of parts, systems and services for the aerospace market, where they are used in helicopters and fixed-wing aircraft for the military and commercial aviation. Timken provides design, manufacture and testing for a wide variety of power transmission and drive train components including transmissions, gears and rotor head components. Other parts include bearings, airfoils (such as blades, vanes, rotors and diffusers), nozzles, gears and other precision flight critical components.
Timken also supplies comprehensive aftermarket maintenance, repair and overhaul services and parts for gas turbine engines, gearboxes and accessory systems in rotary- and fixed-wing aircraft. Services range from aerospace bearing repair and component reconditioning to the complete overhaul of engines, transmissions and fuel controls.
Steel. Steel products include steels of low and intermediate alloy, as well as some carbon grades. These products are available in a wide range of solid and tubular sections with a variety of lengths and finishes. These steel products are used in a wide array of applications, including bearings, automotive transmissions, engine crankshafts, oil drilling components and other similarly demanding applications.
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
Geographical Financial Information

(Dollars in thousands)	United States	Europe	Other Countries	Consolidated

2007
Net sales	$3,392,065	$963,908	$880,047	$5,236,020
Long-lived assets	1,228,399	264,531	229,151	1,722,081

2006
Net sales	$3,370,244	$849,915	$753,206	$4,973,365
Long-lived assets	1,152,101	275,094	174,364	1,601,559

2005
Net sales	$3,295,171	$812,960	$715,036	$4,823,167
Long-lived assets	1,053,416	270,710	149,948	1,474,074

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
The Automotive Group includes sales of bearings and other products and services (other than steel) to automotive original equipment manufacturers, or OEMs, for passenger cars, light trucks, medium/heavy trucks and trailers. The Industrial Group includes sales of bearings and other products and services (other than steel) to a diverse customer base, including industrial equipment, off-highway, rail and aerospace and defense customers. The Industrial Group also includes aftermarket distribution operations, including automotive applications, for products other than steel. The Company’s bearing products are used in a variety of products and applications, including passenger cars, trucks, locomotive and railroad cars, machine tools, rolling mills and farm and construction equipment, aircraft, missile guidance systems, computer peripherals and medical instruments.
The Steel Group includes sales of low and intermediate alloy and carbon grade steel. These are available in a wide range of solid and tubular sections with a variety of lengths and finishes. The Company also manufactures custom-made steel products, including precision steel components. Approximately 10% of the Company’s steel is consumed in its bearing operations. In addition, sales are made to other anti-friction bearing companies and to the automotive and truck, forging, construction, industrial equipment, oil and gas drilling and to steel service centers.
Measurement of segment profit or loss and segment assets
The Company evaluates performance and allocates resources based on return on capital and profitable growth. The primary measurement used by management to measure the financial performance of each segment is adjusted EBIT (earnings before interest and taxes, excluding special items such as impairment and restructuring charges, rationalization and integration costs, one-time gains or losses on sales of assets, allocated receipts received or payments made under the Continued Dumping and Subsidy Offset Act (CDSOA), gains and losses on the dissolution of a subsidiary, acquisition-related currency exchange gains, and other items similar in nature). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at values based on market prices, which creates intercompany profit on intersegment sales or transfers that is eliminated in consolidation.
Factors used by management to identify the enterprise’s reportable segments
The Company reports net sales by geographic area in a manner that is more reflective of how the Company operates its segments, which is by the destination of net sales. Long-lived assets by geographic area are reported by the location of the subsidiary.
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
Competition
The anti-friction bearing business is highly competitive in every country in which Timken sells products. Timken competes primarily based on price, quality, timeliness of delivery, product design and the ability to provide engineering support and service on a global basis. The Company competes with domestic manufacturers and many foreign manufacturers of anti-friction bearings, including SKF Group, Schaeffler Group, NTN Corporation, JTEKT Corporation and NSK Ltd.
Competition within the steel industry, both domestically and globally, is intense and is expected to remain so. However, the recent combination of a weakened U.S. dollar, worldwide rationalization of uncompetitive capacity, raw material cost increases and North American and global market strength have allowed steel industry prices to increase and margins to improve. Timken’s worldwide competitors for steel bar products include North American producers such as Republic, Mac Steel, Mittal Steel USA (a wholly-owned subsidiary of ArcelorMittal), Steel Dynamics, Nucor and a wide variety of offshore steel producers who export into North America. Competitors for seamless mechanical tubing include Dofasco Tubular Products (a wholly-owned subsidiary of ArcelorMittal), Michigan Seamless Tube, Plymouth Tube, V & M Tube, Sanyo Special Steel, Ovako and Tenaris. Competitors in the precision steel components sector include Formtec, Linamar, Jernberg and overseas companies such as Tenaris, Ovako, Stackpole and FormFlo.
Maintaining high standards of product quality and reliability, while keeping production costs competitive, is essential to Timken’s ability to compete with domestic and foreign manufacturers in both the anti-friction bearing and steel businesses.

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
Continued Dumping and Subsidy Offset Act (CDSOA)
The CDSOA provides for distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and people. The Company reported CDSOA receipts, net of expenses, of $7.9 million, $87.9 million and $77.1 million in 2007, 2006 and 2005, respectively.
In September 2002, the World Trade Organization (WTO) ruled that CDSOA payments are not consistent with international trade rules. In February 2006, U.S. legislation was enacted that would end CDSOA distributions for imports covered by antidumping duty orders entering the U.S. after September 30, 2007. Instead, any such antidumping duties collected would remain with the U.S. Treasury. This legislation would be expected to eventually reduce possible distributions in years beyond 2007, with distributions eventually ceasing.
In July 2007, the U.S. Court of International Trade (CIT) ruled that the procedure for determining recipients eligible to receive CDSOA distributions is unconstitutional. This ruling is now under appeal. The Company is unable to determine, at this time, if such rulings will have a materially adverse impact on the Company’s financial results. A federal court could rule that an appropriate remedy would be return of distributions received in prior years. The Company is unable to determine, at this time, the likelihood of a federal court finally ruling on any particular remedy.
In addition to the CIT rulings, there are a number of factors that can affect whether the Company receives any CDSOA distributions and the amount of such distributions in any year. These factors include, among other things, potential additional changes in the law, ongoing and potential additional legal challenges to the law and the administrative operation of the law. Accordingly, the Company cannot reasonably estimate the amount of CDSOA distributions it will receive in future years, if any. It is possible that CIT rulings might prevent the Company from receiving any CDSOA distributions in 2008 and beyond. Any reduction of CDSOA distributions would reduce our earnings and cash flow.

Joint Ventures
The balances related to investments accounted for under the equity method are reported in other non-current assets on the Consolidated Balance Sheet, which were approximately $14.4 million and $12.1 million at December 31, 2007 and 2006, respectively.
During 2002, the Company’s Automotive Group formed a joint venture, Advanced Green Components, LLC (AGC), with Sanyo Special Steel Co., Ltd. (Sanyo) and Showa Seiko Co., Ltd. (Showa). AGC is engaged in the business of converting steel to machined rings for tapered bearings and other related products. The Company had been accounting for its investment in AGC under the equity method since AGC’s inception. During the third quarter of 2006, AGC refinanced its long-term debt of $12.2 million. The Company guaranteed half of this obligation. The Company concluded the refinancing represented a reconsideration event to evaluate whether AGC was a variable interest entity under FASB Interpretation No. 46 (revised December 2003). The Company concluded that AGC was a variable interest entity and the Company was the primary beneficiary. Therefore, the Company consolidated AGC, effective September 30, 2006. As of September 30, 2006, the net assets of AGC were $9.0 million, primarily consisting of the following: inventory of $5.7 million; property, plant and equipment of $27.2 million; goodwill of $9.6 million; short-term and long-term debt of $20.3 million; and other non-current liabilities of $7.4 million. The $9.6 million of goodwill was subsequently written-off as part of the annual test for impairment in accordance with Statement of Financial Accounting Standards No. 142. All of AGC’s assets are collateral for its obligations. Except for AGC’s indebtedness for which the Company is a guarantor, AGC’s creditors have no recourse to the assets of the Company.
Backlog
The backlog of orders of Timken’s domestic and overseas operations is estimated to have been $2.60 billion at December 31, 2007 and $1.96 billion at December 31, 2006. Actual shipments are dependent upon ever-changing production schedules of the customer. Accordingly, Timken does not believe that its backlog data and comparisons thereof, as of different dates, are reliable indicators of future sales or shipments.
Raw Materials
The principal raw materials used by Timken in its North American bearing plants to manufacture bearings are its own steel tubing and bars, purchased strip steel and energy resources. Outside North America, the Company purchases raw materials from local sources with whom it has worked closely to ensure steel quality, according to its demanding specifications.
The principal raw materials used by Timken in steel manufacturing are scrap metal, nickel and other alloys. The availability and prices of raw materials and energy resources are subject to curtailment or change due to, among other things, new laws or regulations, changes in demand levels, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels. For example, the weighted average price of scrap metal decreased 7.7% from 2004 to 2005, increased 7.9% from 2005 to 2006, and increased 14.7% from 2006 to 2007. Prices for raw materials and energy resources continue to remain high compared to historical levels.
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
The Company operates two corporate innovation and development centers. The largest technical center is located in North Canton, Ohio, near Timken’s world headquarters, and it supports innovation and development know-how for all friction management and power transmission product lines. It is the lead center specifically for taper bearing capabilities. The other technical center is in Greenville, South Carolina. It is the lead center specifically for needle bearing products.
In addition, Timken’s business groups operate several technology centers for product excellence within the United States in Mesa, Arizona, Canton, Ohio and Keene and Lebanon, New Hampshire. Through the 2007 Aerospace business acquisition, Timken has gained additional competence at a center in Manchester, Connecticut. Within Europe, technology is developed in Ploiesti, Romania; Colmar, France; Halle-Westfallen, Germany; and Brno, Czech Republic. In Asia, the Company supports related technical capabilities in Bangalore, India.
The Company’s technology commitment is to develop new and improved friction management and power transmission product designs with a heavy influence in related steel materials and lean manufacturing processes.
Expenditures for research, development and application amounted to approximately $60.5 million, $67.9 million, and $60.1 million in 2007, 2006 and 2005, respectively. Of these amounts, $6.2 million, $8.0 million and $7.2 million, respectively, were funded by others.
Environmental Matters
The Company continues its efforts to protect the environment and comply with environmental protection laws. Additionally, it has invested in pollution control equipment and updated plant operational practices. The Company is committed to implementing a documented environmental management system worldwide and to becoming certified under the ISO 14001 standard where appropriate to meet or exceed customer requirements. By the end of 2007, 28 of the Company’s plants had obtained ISO 14001 certification.
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
Management believes any ultimate liability with respect to pending actions will not materially affect the Company’s operations, cash flows or consolidated financial position. The Company is also conducting voluntary environmental investigation and/or remediation activities at a number of current or former operating sites. Any liability with respect to such investigation and remediation activities, in the aggregate, is not expected to be material to the operations or financial position of the Company.
New laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements may require the Company to incur costs or become the basis for new or increased liabilities that could have a materially adverse effect on Timken’s business, financial condition or results of operations.

Patents, Trademarks and Licenses
Timken owns a number of U.S. and foreign patents, trademarks and licenses relating to certain products. While Timken regards these as important, it does not deem its business as a whole, or any industry segment, to be materially dependent upon any one item or group of items.
Employment
At December 31, 2007, Timken had 25,175 associates. Approximately 17% of Timken’s U.S. associates are covered under collective bargaining agreements.
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
The global bearing industry is highly competitive. We compete with domestic manufacturers and many foreign manufacturers of anti-friction bearings, including SKF Group, Schaeffler Group, NTN Corporation, JTEKT Corporation and NSK Ltd. The bearing industry is also capital- intensive and profitability is dependent on factors such as labor compensation and productivity and inventory management, which are subject to risks that we may not be able to control. Due to the competitiveness within the bearing industry, we may not be able to increase prices for our products to cover increases in our costs and, in many cases, we may face pressure from our customers to reduce prices, which could adversely affect our revenues and profitability.
Competition and consolidation in the steel industry, together with potential global overcapacity, could result in significant pricing pressure for our products.
Competition within the steel industry, both domestically and worldwide, is intense and is expected to remain so. Global production overcapacity has occurred in the past and may reoccur in the future, which, when combined with high levels of steel imports into the United States, may exert downward pressure on domestic steel prices and result in, at times, a dramatic narrowing, or with many companies the elimination, of gross margins. In addition, many of our competitors are continuously exploring and implementing strategies, including acquisitions and the addition or repositioning of capacity, which focus on manufacturing higher margin products that compete more directly with our steel products. These factors could lead to significant downward pressure on prices for our steel products, which could have a materially adverse effect on our revenues and profitability.
We may not be able to realize the anticipated benefits from, or successfully execute, Project O.N.E.
During 2005, we began implementing Project O.N.E., a multi-year program designed to improve business processes and systems to deliver enhanced customer service and financial performance. During the second quarter of 2007, we completed the first major U.S. implementation of Project O.N.E. During 2008, we expect to implement Project O.N.E. in Europe and parts of the U.S. We may not be able to efficiently operate our business after implementation of Project O.N.E., which could have a materially adverse effect on our business and financial performance and could impede our ability to realize the anticipated benefits from this program. If we are not able to successfully operate our business after implementation of this program, we may lose the ability to schedule production, receive orders, ship product, track inventory and prepare financial statements. Our future success will depend, in part, on our ability to improve our business processes and systems. We may not be able to successfully do so without substantial costs, delays or other difficulties. We may also face significant challenges in improving our processes and systems in a timely and efficient manner.

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
The failure to achieve the anticipated results of our restructuring, rationalization and realignment initiatives could materially affect our earnings.
After reaching a new four-year agreement with the union representing employees in the Canton, Ohio bearing and steel plants in 2005, we refined our plans to rationalize our Canton bearing operations. During 2005, we announced plans for our Automotive Group to restructure its business and improve performance. In response to reduced production demand from North American automotive manufacturers, in September 2006, we announced further planned reductions in our Automotive Group workforce. In August 2007, we announced the realignment of our operations. We will now operate under two major business groups: the Steel Group and the Bearings and Power Transmission Group.
The Canton bearing operations, Automotive Group and Bearing and Power Transmission Group initiatives are each targeted to deliver annual pretax savings, assuming certain amounts of costs. The failure to achieve the anticipated results of any of these plans, including our targeted costs and annual savings, could materially adversely affect our earnings. In addition, increases in other costs and expenses may offset any cost savings from these efforts.
We may incur further impairment and restructuring charges that could materially affect our profitability.
We have taken approximately $131.0 million in impairment and restructuring charges, during the last three years, for the Canton bearing operations, Automotive Group and Bearing and Power Transmission Group initiatives. We expect to take additional charges in connection with these initiatives. Changes in business or economic conditions, or our business strategy may result in additional restructuring programs and may require us to take additional charges in the future, which could have a materially adverse effect on our earnings.

Any reduction of CDSOA distributions in the future would reduce our earnings and cash flows.
The CDSOA provides for distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and people. The Company reported CDSOA receipts, net of expenses, of $7.9 million, $87.9 million and $77.1 million in 2007, 2006 and 2005, respectively. In February 2006, U.S. legislation was enacted that would end CDSOA distributions for imports covered by antidumping duty orders entering the United States after September 30, 2007. Instead, any such antidumping duties collected would remain with the U.S. Treasury. This legislation is expected to reduce any distributions in years beyond 2007, with distributions eventually ceasing.
In separate cases in July and September 2006, the U.S. Court of International Trade (CIT) ruled that the procedure for determining recipients eligible to receive CDSOA distributions is unconstitutional. The ruling of the CIT is now under appeal. The Company is unable to determine, at this time, if these rulings will have a materially adverse impact on the Company’s financial results. A federal court could rule that an appropriate remedy would be the return of distributions received in prior years. The Company is unable to determine, at this time, the likelihood of a federal court finally ruling on any particular remedy.
In addition to the CIT ruling, there are a number of other factors that can affect whether the Company receives any CDSOA distributions and the amount of such distributions in any year. These factors include, among other things, potential additional changes in the law, other ongoing and potential additional legal challenges to the law, and the administrative operation of the law. It is possible that CIT rulings might prevent us from receiving any CDSOA distributions in 2008 and beyond. Any reduction of CDSOA distributions would reduce our earnings and cash flow.
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
Compliance with environmental legislation and regulatory requirements may prove to be more limiting and costly than we anticipate. New laws and regulations, including those which may relate to emissions of greenhouse gases, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements could require us to incur costs or become the basis for new or increased liabilities that could have a materially adverse effect on our business, financial condition or results of operations. We may also be subject from time to time to legal proceedings brought by private parties or governmental authorities with respect to environmental matters, including matters involving alleged property damage or personal injury.

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
Underfunding of our defined benefit and other postretirement plans has previously caused and may in the future cause a significant reduction in our shareholders’ equity.
Due to accounting standards, the underfunded status of our pension fund assets and our postretirement health care obligations, we were required to take a total net reduction of $276 million, net of income taxes, against our shareholders’ equity in 2006. In the future we may be required to take additional charges related to pension and other postretirement liabilities and these charges may be significant.

The underfunded status of our pension fund assets may cause us to prepay the funding of our pension obligations which may divert funds from other uses.
The increase in our defined benefit pension obligations, as well as our ongoing practice of managing our funding obligations over time, have led us to prepay a portion of our funding obligations under our pension plans. We made cash contributions of approximately $80 million, $243 million and $226 million in 2007, 2006 and 2005, respectively, to our U.S.-based pension plans and currently expect to make cash contributions of $0.5 million in 2008 to such plans. However, we cannot predict whether changing economic conditions or other factors will lead us or require us to make contributions in excess of our current expectations, diverting funds we would otherwise apply to other uses.
Our defined benefit plans’ assets and liabilities are substantial and expenses and contributions related to those plans are affected by factors outside our control, including the performance of plan assets, interest rates, actuarial data and experience, and changes in laws and regulations.
Our defined benefit plan had assets with an estimated value of approximately $2.5 billion and liabilities with an estimated value of approximately $2.7 billion, both as of December 31, 2007. Our future funding obligations for the defined benefit pension plans depend upon a number of factors, including the level of benefits provided for by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine the discount rate to calculate the amount of liabilities, actuarial data and experience, and any changes in government laws and regulations. In addition, if the market values of the investments held by the trusts do not perform as expected, or the liabilities increase, our pension expenses would increase and, as a result, could materially adversely affect our business. Due to the value of our defined benefit plan assets and liabilities, even a minor decrease in interest rates, to the extent not offset by contributions and asset returns, could increase our obligations under such plans. We may be legally required to make contributions to the pension plans in the future in excess of our current expectations, and those contributions could be material.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Timken has Automotive Group, Industrial Group and Steel Group manufacturing facilities at multiple locations in the United States and in a number of countries outside the United States. The aggregate floor area of these facilities worldwide is approximately 16,237,000 square feet, all of which, except for approximately 1,608,000 square feet, is owned in fee. The facilities not owned in fee are leased. The buildings occupied by Timken are principally made of brick, steel, reinforced concrete and concrete block construction. All buildings are in satisfactory operating condition in which to conduct business.
Timken’s Automotive and Industrial Groups’ manufacturing facilities in the United States are located in Bucyrus, Canton, New Philadelphia, and Niles, Ohio; Mesa, Arizona; Los Alamitos, California; Manchester, Connecticut; Cairo, Sylvania, Ball Ground and Dahlonega, Georgia; Carlyle, Illinois; South Bend, Indiana; Lenexa, Kansas; Keene and Lebanon, New Hampshire; Randleman, Iron Station and Rutherfordton, North Carolina; Gaffney, Union, Honea Path and Walhalla, South Carolina; Pulaski and Mascot, Tennessee; Ogden, Utah; and Altavista, Virginia. These facilities, including research facilities in Canton, Ohio and Greenville, South Carolina, and warehouses at plant locations, have an aggregate floor area of approximately 6,623,000 square feet.
Timken’s Automotive and Industrial Groups’ manufacturing plants outside the United States are located in Benoni, South Africa; Brescia, Italy; Colmar, Vierzon, Maromme and Moult, France; Northampton and Wolverhampton, England; Medemblik, The Netherlands; Bilbao, Spain; Halle-Westfallen, Germany; Olomouc, Czech Republic; Ploiesti, Romania; Mexico City, Mexico; Sao Paulo, Brazil; Singapore, Singapore; Jamshedpur, India; Sosnowiec, Poland; St. Thomas and Bedford, Canada; and Yantai and Wuxi, China. These facilities, including warehouses at plant locations, have an aggregate floor area of approximately 5,923,000 square feet.
Timken’s Steel Group’s manufacturing facilities in the United States are located in Canton and Eaton, Ohio; and Columbus, North Carolina. These facilities have an aggregate floor area of approximately 3,691,000 square feet.
In addition to the manufacturing and distribution facilities discussed above, Timken owns warehouses and steel distribution facilities in the United States, United Kingdom, France, Singapore, Mexico, Argentina, Australia, Brazil, Germany and China, and leases several relatively small warehouse facilities in cities throughout the world.
The overall Automotive Group plant utilization was between approximately 80% and 90%, higher than 2006. In 2007, Industrial Group plant utilization was between 85% and 90%, the same as 2006. Also, in 2007, Steel Group plants operated at near capacity, which was similar to 2006.
Item 3. Legal Proceedings
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a materially adverse effect on the Company’s consolidated financial position or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

Item 4A. Executive Officers of the Registrant
The executive officers are elected by the Board of Directors normally for a term of one year and until the election of their successors. All executive officers, except for two, have been employed by Timken or by a subsidiary of the Company during the past five-year period. The executive officers of the Company as of February 28, 2008 are as follows:

Name	Age	Current Position and Previous Positions During Last Five Years
Ward J. Timken, Jr.	40	2002	Corporate Vice President – Office of the Chairman; Director
		2004	Executive Vice President and President – Steel Group; Director
		2005	Chairman of the Board

James W. Griffith	54	2002	President and Chief Executive Officer; Director

Michael C. Arnold	51	2000	President – Industrial Group
		2007	Executive Vice President and President – Bearings & Power Transmission

William R. Burkhart	42	2000	Senior Vice President and General Counsel

Alastair R. Deane	46	2000	Senior Vice President of Engineering, Automotive Driveline Driveshaft business group of GKN Automotive, Incorporated, a global supplier of driveline components and systems
		2005	Senior Vice President – Technology, The Timken Company

Jacqueline A. Dedo	46	2000	Vice President and General Manager Worldwide Market Operations, Motorola, Inc., a global communications company
		2004	President – Automotive Group, The Timken Company
		2007	Senior Vice President – Innovation and Growth

Glenn A. Eisenberg	46	2002	Executive Vice President – Finance and Administration

J. Ted Mihaila	53	2000	Controller, Industrial Group
		2006	Senior Vice President and Controller

Salvatore J. Miraglia, Jr.	57	2000	Senior Vice President – Technology
		2005	President – Steel Group

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the New York Stock Exchange under the symbol “TKR.” The estimated number of record holders of the Company’s common stock at December 31, 2007 was approximately 6,325. The estimated number of beneficial shareholders at December 31, 2007 was approximately 49,012.
The following table provides information about the high and low sales prices for the Company’s common stock and dividends paid for each quarter for the last two fiscal years.

	2007			2006
	Stock prices		Dividends	Stock prices		Dividends
	High	Low	per share	High	Low	per share
First quarter	$30.79	$27.43	$0.16	$36.58	$26.57	$0.15

Second quarter	$36.73	$30.35	$0.16	$36.25	$27.68	$0.15

Third quarter	$38.25	$30.63	$0.17	$34.99	$29.05	$0.16

Fourth quarter	$38.78	$28.95	$0.17	$31.89	$27.60	$0.16

Assumes $100 invested on January 1, 2003, in Timken Company Common Stock, S&P 500 Index and Peer Index.

	2003	2004	2005	2006	2007
Timken Company	$108.44	$143.87	$180.93	$168.22	$193.40
S&P 500	128.68	142.68	149.69	173.33	182.85
80% Bearing/20% Steel ***	141.10	183.83	272.07	371.98	383.49

*** Effective in 2003, the weighting of the peer index was revised from 70% Bearing/30% Steel to more accurately reflect the Company post Torrington acquisition.
The line graph compares the cumulative total shareholder returns over five years for The Timken Company, the S&P 500 Stock Index, and a peer index that proportionally reflects The Timken Company’s two principal businesses. The S&P Steel Index comprises the steel portion of the peer index. This index was comprised of seven steel companies in 1996 and is now three (Allegheny Technologies, Nucor and US Steel Corp.) as industry consolidation and bankruptcy have reduced the number of companies in the index. The remaining portion of the peer index is a self constructed bearing index that consists of six companies. These six companies are Kaydon, FAG, JTEKT (formerly Koyo Seiko), NSK, NTN and SKF. The last five are non-US bearing companies that are based in Germany (FAG), Japan (JTEKT, NSK, NTN), and Sweden (SKF). FAG was eliminated from the bearing index in 2003 when its minority interests were acquired and its shares delisted.

Issuer Purchases of Common Stock:
The following table provides information about purchases by the Company during the quarter ended December 31, 2007 of its common stock.

			Total number	Maximum
			of shared	number of
			purchased as	shares that
			part of publicly	may yet
	Total number	Average	announced	be purchased
	of shares	price paid	plans or	under the plans
Period	purchased (1)	per share (2)	programs	or programs (3)

10/1/07 - 10/31/07	83	$37.83	—	4,000,000
11/1/07 - 11/30/07	1,692	31.58	—	4,000,000
12/1/07 - 12/31/07	977	32.98	—	4,000,000

Total	2,752	$32.27	—	4,000,000

(1)	Represents shares of the Company’s common stock that are owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares and the exercise of stock options.

(2)	For restricted shares, the average price paid per share is calculated using the daily high and low of the Company’s common stock as quoted on the New York Stock Exchange at the time of vesting. For stock options price paid is the real trading stock price at the time the options are exercised.

(3)	Pursuant to the Company’s 2006 common stock purchase plan, the Company may purchase up to four million shares of common stock at an amount not to exceed $180 million in the aggregate. The Company may purchase shares under its 2006 common stock purchase plan until December 31, 2012.

Item 6. Selected Financial Data
Summary of Operations and Other Comparative Data

	2007	2006	2005	2004	2003
(Dollars in thousands, except per share data)
Statements of Income
Net Sales	$5,236,020	$4,973,365	$4,823,167	$4,287,197	$3,626,490

Gross profit	1,053,834	1,005,094	999,957	824,376	632,082
Selling, administrative and general expenses	695,283	677,342	646,904	575,910	511,053
Impairment and restructuring charges	40,378	44,881	26,093	13,538	19,154
Loss on divestitures	528	64,271	—	—	—
Operating income	317,645	218,600	326,960	234,928	101,875
Other income (expense) — net	251	80,416	67,726	12,100	9,903
Earnings before interest and taxes (EBIT) (1)	317,896	299,016	394,686	247,028	111,778
Interest expense	42,684	49,387	51,585	50,834	48,401
Income from continuing operations	219,389	176,439	233,656	134,046	38,940
Income from discontinued operations, net of income taxes	665	46,088	26,625	1,610	(2,459)
Net income	$220,054	$222,527	$260,281	$135,656	$36,481

Balance Sheets
Inventories — net	$1,087,712	$952,310	$900,294	$799,717	$634,906
Property, plant and equipment — net	1,722,081	1,601,559	1,474,074	1,508,598	1,531,423
Total assets	4,379,237	4,027,111	3,993,734	3,942,909	3,689,789
Total debt:
Short-term debt	108,370	40,217	63,437	157,417	114,469
Current portion of long-term debt	34,198	10,236	95,842	1,273	6,725
Long-term debt	580,587	547,390	561,747	620,634	613,446

Total debt:	723,155	597,843	721,026	779,324	734,640
Net debt:
Total debt	723,155	597,843	721,026	779,324	734,640
Less: cash and cash equivalents	(30,144)	(101,072)	(65,417)	(50,967)	(28,626)

Net debt: (2)	693,011	496,771	655,609	728,357	706,014
Total liabilities	2,418,568	2,550,931	2,496,667	2,673,061	2,600,162
Shareholders’ equity	$1,960,669	$1,476,180	$1,497,067	$1,269,848	$1,089,627
Capital:
Net debt	693,011	496,771	655,609	728,357	706,014
Shareholders’ equity	1,960,669	1,476,180	1,497,067	1,269,848	1,089,627

Net debt + shareholders’ equity (capital)	2,653,680	1,972,951	2,152,676	1,998,205	1,795,641

Other Comparative Data
Income from continuing operations/Net sales	4.2%	3.5%	4.8%	3.1%	1.1%
EBIT /Net sales	6.1%	6.0%	8.2%	5.8%	3.1%
Return on equity (3)	11.2%	12.0%	15.6%	10.6%	3.6%
Net sales per associate (4)	$207.0	$191.5	$186.7	$170.0	$170.6
Capital expenditures	$313,921	$296,093	$217,411	$143,781	$125,596
Depreciation and amortization	$218,353	$196,592	$209,656	$201,173	$200,548
Capital expenditures /Net sales	6.0%	6.0%	4.5%	3.4%	3.5%
Dividends per share	$0.66	$0.62	$0.60	$0.52	$0.52
Basic earnings per share — continuing operations (5)	$2.32	$1.89	$2.55	$1.49	$0.47
Diluted earnings per share — continuting operations (5)	$2.29	$1.87	$2.52	$1.48	$0.47
Basic earnings per share (5)	$2.33	$2.38	$2.84	$1.51	$0.44
Diluted earnings per share (5)	$2.30	$2.36	$2.81	$1.49	$0.44
Net debt to capital (2)	26.1%	25.2%	30.5%	36.5%	39.3%
Number of associates at year-end (6)	25,175	25,418	26,528	25,128	25,299
Number of shareholders (7)	49,012	42,608	54,514	42,484	42,184

(1)	EBIT is defined as operating income plus other income (expense) — net.

(2)	The Company presents net debt because it believes net debt is more representative of the Company’s indicative financial position due to temporary changes in cash and cash equivalents.

(3)	Return on equity is defined as income from continuing operations divided by ending shareholders’ equity.

(4)	Based on average number of associates employed during the year.

(5)	Based on average number of shares outstanding during the year and includes discontinued operations for all periods presented.

(6)	Adjusted to exclude Latrobe Steel for all periods.

(7)	Includes an estimated count of shareholders having common stock held for their accounts by banks, brokers and trustees for benefit plans.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Introduction
The Timken Company is a leading global manufacturer of highly engineered anti-friction bearings and alloy steels and a provider of related products and services. The 2007 consolidated financial statements include the results of operations for the Company’s three operating segments: (1) Industrial Group, (2) Automotive Group and (3) Steel Group. The Industrial and Automotive Groups design, manufacture and distribute a range of bearings and related products and services. Industrial Group customers include both original equipment manufacturers and distributors for agriculture, construction, mining, energy, mill, machine tool, aerospace and rail applications. The Industrial Group customers also include aftermarket distributors for automotive applications. Automotive Group customers include original equipment manufacturers and suppliers for passenger cars, light trucks, and medium- to heavy-duty trucks. Steel Group products include steels of low and intermediate alloy and carbon grades, in both solid and tubular sections, as well as custom-made steel products for both industrial and automotive applications, including bearings.
During the fourth quarter of 2007, the Company implemented changes in its management structure. Beginning in the first quarter of 2008, the Company will operate under two business groups: the Steel Group and the Bearings and Power Transmission Group and will report four segments: (1) Mobile Industries, (2) Process Industries, (3) Aerospace and Defense and (4) Steel.
Financial Overview
2007 compared to 2006
Overview:

	2007	2006	$ Change	% Change

(Dollars in millions, except earnings per share)
Net sales	$5,236.0	$4,973.4	$262.6	5.3%
Income from continuing operations	219.4	176.4	43.0	24.4%
Income from discontinued operations	0.7	46.1	(45.4)	(98.5)%
Net income	220.1	222.5	(2.4)	(1.1)%
Diluted earnings per share:
Continuing operations	$2.29	$1.87	$0.42	22.5%
Discontinued operations	0.01	0.49	(0.48)	(98.0)%
Net income per share	$2.30	$2.36	$(0.06)	(2.5)%
Average number of shares — diluted	95,612,235	94,294,716	—	1.4%

The Timken Company reported net sales for 2007 of approximately $5.24 billion, compared to $4.97 billion in 2006, an increase of 5.3%. Higher sales were driven by continued strong industrial markets across the Industrial and Steel Groups and the favorable impact of currency, offset by lower sales in the Automotive Group due to the divestiture of its steering operations in December 2006 and the closure of the Steel Group’s seamless steel tube manufacturing operations located in Desford, England in April 2007. In December 2006, the Company completed the divestiture of its Latrobe Steel subsidiary. Discontinued operations for 2006 represent the operating results and related gain on sale, net of tax, of this business. For 2007, net income per diluted share was $2.30, compared to $2.36 for 2006. Income from continuing operations per diluted share was $2.29 for 2007, compared to $1.87 for 2006.
The Company’s results for 2007 reflect the ongoing strength of global industrial markets and the performance of the Steel Group, partially offset by expenses related to growth initiatives, restructuring activities and higher raw material and manufacturing costs. Additionally, the Company’s 2007 results reflect lower disbursements received under the Continued Dumping and Subsidy Offset Act (CDSOA), compared to 2006. The Company continued its focus on increasing production capacity in targeted areas, including major capacity expansions for industrial products at several manufacturing locations around the world.
The Company expects that the continued strength in industrial markets throughout 2008 should drive year-over-year volume increases. While global industrial markets are expected to remain strong, the improvements in the Company’s operating performance will be partially constrained by restructuring initiatives, as well as strategic investments, including Asian growth and Project O.N.E. initiatives. The objective of the Asian growth initiatives is to increase market share, influence major design centers and expand the Company’s network of sources of globally competitive friction management products.

Project O.N.E. is a five-year program, which began in 2005, designed to improve the Company’s business processes and systems. The Company expects to invest approximately $190 million, which includes internal and external costs, to implement Project O.N.E. As of December 31, 2007, the Company has incurred costs of approximately $157.0 million, of which approximately $91.1 million has been capitalized to the Consolidated Balance Sheet. The Company completed the installation of Project O.N.E. for a major portion of its domestic operations during the second quarter of 2007.
The Company’s results for 2007 also reflect a lower tax rate primarily due to favorable adjustments to the Company’s accruals for uncertain tax positions, partially offset by increased losses at certain foreign subsidiaries where no tax benefit could be claimed.
The Company’s strategy for the Industrial Group is to pursue growth in selected industrial markets and achieve a leadership position in targeted Asian sectors. The Company is increasing large-bore bearing capacity in Romania, China, India and the United States to serve heavy industrial markets. The Industrial Group began to benefit from this increase in large-bore bearing capacity during the later part of 2007, with a significant impact expected in 2008. In addition, the Company is investing in a new aerospace precision products manufacturing facility in China, which is expected to make its first shipment in 2008. In October 2007, the Company completed the acquisition of the assets of The Purdy Corporation, located in Manchester, Connecticut, for $200 million. This acquisition further expands the growing range of power-transmission products and capabilities that the Company provides to aerospace customers. In December 2007, the Company announced the establishment of a joint venture in China to manufacture ultra-large-bore bearings for the growing Chinese wind energy market.
The Company’s strategy for the Automotive Group is to either implement structural changes to its business to improve its financial performance or exit those businesses where changes can not be made. In 2005, the Company announced plans for its Automotive Group to restructure its business. These plans included the closure of its automotive engineering center in Torrington, Connecticut and its manufacturing engineering center in Norcross, Georgia, which were completed at the end of 2006. Additionally, the Company announced the closure of its manufacturing facility in Clinton, South Carolina, which was completed in October 2007. In February 2006, the Company announced plans to downsize its manufacturing facility in Vierzon, France, which was completed in July 2007.
In September 2006, the Company announced further planned reductions in its Automotive Group workforce. In March 2007, the Company announced the closure of its manufacturing facility in Sao Paulo, Brazil. However, the closure of the manufacturing facility in Sao Paulo, Brazil has been delayed to serve higher customer demand, until further notice.
These plans are targeted to collectively deliver annual pretax savings of approximately $75 million, with expected net workforce reductions of approximately 1,300 to 1,400 positions and pretax costs of approximately $115 million to $125 million, which include restructuring costs and rationalization costs recorded in cost of products sold and selling, administrative and general expenses. Due to the delay in the timing of the closure of the manufacturing facility in Sao Paulo, Brazil, the Company does not expect to realize the pretax savings of approximately $75 million until 2009.
In December 2006, the Company completed the divestiture of its steering operations located in Watertown, Connecticut and Nova Friburgo, Brazil, resulting in a loss on divestiture of $54.3 million. The steering operations employed approximately 900 associates.
The Company’s strategy for the Steel Group is to focus on opportunities where the Company can offer differentiated capabilities while driving profitable growth. In January 2007, the Company announced plans to invest approximately $60 million to enable the Company to competitively produce steel bars down to 1-inch diameter for use in power transmission and friction management applications for a variety of customers, including the rapidly growing automotive transplants. During the first quarter of 2007, the Company added a new induction heat-treat line in Canton, Ohio, which increased capacity and the ability to provide differentiated product to more customers in its global energy markets. In April 2007, the Company completed the closure of its seamless steel tube manufacturing operations located in Desford, England. In February 2008, the Company completed the acquisition of the assets of Boring Specialties, Inc., a provider of a wide range of precision deep-hole oil and gas drilling and extraction products and services.

The Statement of Income
Sales by Segment:

	2007	2006	$ Change	% Change

(Dollars in millions, and exclude intersegment sales)
Industrial	$2,298.7	$2,072.5	$226.2	10.9%
Automotive	1,522.2	1,573.0	(50.8)	(3.2)%
Steel	1,415.1	1,327.9	87.2	6.6%

Total Company	$5,236.0	$4,973.4	$262.6	5.3%

The Industrial Group’s net sales for 2007 increased 10.9% compared to 2006 primarily due to favorable pricing and higher volume across several industrial end markets, particularly in the heavy industry, aerospace and rail sectors, as well as the favorable impact of foreign currency translation and acquisitions. The change in net sales included $61.3 million related to the impact of foreign currency translation and $29.7 million from acquisitions, primarily the purchase of the assets of The Purdy Corporation in October 2007. The Automotive Group’s net sales in 2007 decreased 3.2% compared to 2006 due to the divestiture of its steering operations and lower demand from North American heavy truck customers, offset by higher demand from North American light truck customers, higher demand in Europe and the favorable impact of foreign currency translation. Net sales in 2006 included $96.8 million of sales related to the Company’s former steering operations, which was divested in December 2006. The change in net sales from 2006 to 2007 includes $43.2 million related to the impact of foreign currency translation. The Steel Group’s 2007 net sales increased 6.6% over 2006 primarily due to increased pricing and surcharges to recover high raw material and energy costs, as well as strong demand in all market sectors, especially the energy market sector, partially offset by lower sales due to the divestment of the Steel Group’s former Timken Precision Steel Components – Europe business and the closure of its European seamless steel tube facility. The Timken Precision Steel Components – Europe business and the seamless steel tube facility accounted for $62.6 million of the change in sales.
Gross Profit:

	2007	2006	$ Change	Change

(Dollars in millions)
Gross profit	$1,053.8	$1,005.1	$48.7	4.8%
Gross profit % to net sales	20.1%	20.2%	—	(10	) bps
Rationalization expenses included in cost of products sold	$31.3	$18.5	$12.8	69.2%

Gross profit margin decreased slightly in 2007 compared to 2006, due to higher raw material costs across the Company’s three segments, higher costs associated with the Industrial Group’s capacity additions, higher manufacturing costs in the Steel Group, as well as higher rationalization expenses, partially offset by favorable sales volume from the Industrial and Steel Groups, price increases and increased productivity in the Steel Group.
In 2007, rationalization expenses included in cost of products sold primarily related to certain Automotive Group domestic manufacturing facilities, the closure of the Company’s seamless steel tube manufacturing operations located in Desford, England, the eventual closure of the Company’s manufacturing operations located in Sao Paulo, Brazil and the continued rationalization of the Company’s Canton, Ohio Industrial Group bearing facilities. In 2006, rationalization expenses included in cost of products sold related to the Company’s Canton, Ohio Industrial Group bearing facilities, certain Automotive Group domestic manufacturing facilities, certain facilities in Torrington, Connecticut and the closure of the Company’s seamless steel tube manufacturing operations located in Desford, England. Rationalization expenses in 2007 and 2006 primarily included accelerated depreciation on assets, the relocation of equipment and inventory adjustments.

Selling, Administrative and General Expenses:

	2007	2006	$ Change	Change

(Dollars in millions)
Selling, administrative and general expenses	$695.3	$677.3	$18.0	2.7%
Selling, administrative and general expenses % to net sales	13.3%	13.6%	—	(30	) bps
Rationalization expenses included in selling, administrative and general expenses	$3.2	$5.9	$(2.7)	(45.8)%

The increase in selling, administrative and general expenses in 2007 compared to 2006 was primarily due to higher costs associated with investments in Project O.N.E. and higher costs associated with ramping up new facilities in Asia, partially offset by reductions in Automotive Group selling, administrative and general expenses as a result of restructuring initiatives, as well as lower performance-based compensation.
In 2007, the rationalization expenses included in selling, administrative and general expenses primarily related to the Automotive Group engineering facilities, the Canton, Ohio Industrial Group bearing facilities and the closure of the Steel Group’s seamless steel tube manufacturing operations located in Desford, England. In 2006, the rationalization expenses included in selling, administrative and general expenses primarily related to the Automotive Group engineering facilities.
Impairment and Restructuring Charges:

	2007	2006	$ Change

(Dollars in millions)
Impairment charges	$11.8	$15.3	$(3.5)
Severance and related benefit costs	23.1	25.8	(2.7)
Exit costs	5.5	3.8	1.7

Total	$40.4	$44.9	$(4.5)

Bearing and Power Transmission Reorganization
In August 2007, the Company announced the realignment of its management structure. Beginning in the first quarter of 2008, the Company will operate under two major business groups: the Steel Group and the Bearings and Power Transmission Group. The Company anticipates the organizational changes will streamline operations and eliminate redundancies. The Company expects to save approximately $10 million to $20 million as a result of these changes. During 2007, the Company recorded $3.5 million of severance and related benefit costs related to this initiative.
Industrial
In May 2004, the Company announced plans to rationalize the Company’s three bearing plants in Canton, Ohio within the Industrial Group. On September 15, 2005, the Company reached a new four-year agreement with the United Steelworkers of America, which went into effect on September 26, 2005, when the prior contract expired. This rationalization initiative is expected to deliver annual pretax savings of approximately $20 million through streamlining operations and workforce reductions, with pretax costs of approximately $35 to $40 million by the end of 2009.
In 2007, the Company recorded $4.8 million of impairment charges and $0.6 million of exit costs associated with the Industrial Group’s rationalization plans. In 2006, the Company recorded $1.0 million of impairment charges and $0.6 million of exit costs associated with the Industrial Group’s rationalization plans. Including rationalization costs recorded in cost of products sold and selling, administrative and general expenses, the Industrial Group has incurred cumulative pretax costs of approximately $30.4 million as of December 31, 2007 for these rationalization plans.
In November 2006, the Company announced plans to vacate its Torrington, Connecticut office complex. In 2006, the Company recorded $1.5 million of severance and related benefit costs and $0.1 million of impairment charges associated with the Industrial Group vacating the Torrington complex.
In addition to the above charges, the Company recorded an impairment charge of $5.3 million related to one of the Industrial Group’s entities during 2007. The Company also recorded $0.3 million of severance and related benefits and impairment charges of $0.1 million during 2007 related to other company initiatives. In 2006, the Company recorded $1.4 million of environmental exit costs related to a former plant in Columbus, Ohio and $0.1 million of severance and related benefit costs related to other company initiatives.

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
In September 2006, the Company announced further planned reductions in its Automotive Group workforce. In March 2007, the Company announced the closure of its manufacturing facility in Sao Paulo, Brazil. However, the closure of the manufacturing facility in Sao Paulo, Brazil has been delayed to serve higher customer demand, until further notice.
These plans are targeted to collectively deliver annual pretax savings of approximately $75 million, with expected net workforce reductions of approximately 1,300 to 1,400 positions and pretax costs of approximately $115 million to $125 million, which include restructuring costs and rationalization costs recorded in cost of products sold and selling, administrative and general expenses. Due to the delay in the timing of the closure of the manufacturing facility in Sao Paulo, Brazil, the Company does not expect to realize the pretax savings of approximately $75 million until 2009. The Automotive Group has incurred cumulative pretax costs of approximately $97.1 million as of December 31, 2007 for these plans.
In 2007, the Company recorded $11.7 million of severance and related benefit costs, $2.5 million of exit costs and $1.6 million of impairment charges associated with the Automotive Group’s restructuring and workforce reduction plans. Exit costs of $1.7 million recorded during 2007 were the result of environmental charges related to the eventual closure of the manufacturing facility in Sao Paulo, Brazil. In 2006, the Company recorded $16.5 million of severance and related benefit costs, $1.6 million of exit costs and $1.6 million of impairment charges associated with the Automotive Group’s restructuring and workforce reduction plans.
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
Steel
In April 2007, the Company completed the closure of its European seamless steel tube facility located in Desford, England. The Company recorded $7.3 million of severance and related benefit costs and $2.4 million of exit costs during 2007 compared to $6.9 million of severance and related benefit costs in 2006 related to this action.
The Company also recorded $0.3 million of severance and related benefits during 2007 related to other company initiatives. In addition, the Company recorded an impairment charge and removal costs of $0.6 million in 2006 related to the write-down of property, plant and equipment at one of the Steel Group’s facilities.
Rollforward of Restructuring Accruals:

	2007	2006

(Dollars in millions)
Beginning balance, January 1	$32.0	$18.1
Expense	28.6	29.6
Payments	(36.1)	(15.7)

Ending balance, December 31	$24.5	$32.0

The restructuring accrual at December 31, 2007 and 2006 is included in accounts payable and other liabilities on the Consolidated Balance Sheet. The accrual at December 31, 2007 includes $16.3 million of severance and related benefits, with the remainder of the balance primarily representing environmental exit costs. The majority of the $16.3 million accrual related to severance and related benefits are expected to be paid by the middle of 2008.

Loss on Divestitures:

	2007	2006	$ Change

(Dollars in millions)
Loss on Divestitures	$0.5	$64.3	$(63.8)

In June 2006, the Company completed the divestiture of its Timken Precision Steel Components – Europe business and recorded a loss on disposal of $10.0 million. In 2007, the Company recorded a gain of $0.2 million related to this divestiture. In December 2006, the Company completed the divestiture of the Automotive Group’s steering business located in Watertown, Connecticut and Nova Friburgo, Brazil and recorded a loss on disposal of $54.3 million. In 2007, the Company recorded an additional loss of $0.7 million related to the divestiture of the steering business.
Interest Expense and Income:

	2007	2006	$ Change	% Change

(Dollars in millions)
Interest expense	$42.7	$49.4	$(6.7)	(13.6)%
Interest income	$7.0	$4.6	$2.4	52.2%

Interest expense for 2007 decreased compared to 2006 due to lower average debt outstanding in 2007 compared to 2006 and lower interest rates. Interest income increased for 2007 compared to 2006 due to interest received on higher cash balances.
Other Income and Expense:

	2007	2006	$ Change	% Change

(Dollars in millions)
CDSOA receipts, net of expenses	$7.9	$87.9	$(80.0)	(91.0)%

Other expense – net:
Gain on divestitures of non-strategic assets	$4.2	$7.1	$(2.9)	(40.8)%
Gain on dissolution of subsidiaries	0.4	0.9	(0.5)	(55.6)%
Other	(12.2)	(15.5)	3.3	21.3%

Other expense – net	$(7.6)	$(7.5)	$(0.1)	(1.3)%

The U.S. Continued Dumping and Subsidy Offset Act (CDSOA) receipts are reported net of applicable expenses. CDSOA provides for distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and people. In 2007, the Company received CDSOA receipts, net of expenses, of $7.9 million. In 2006, the Company received CDSOA receipts, net of expenses, of $87.9 million. Refer to Other Matters – Continued Dumping and Subsidy Offset Act (CDSOA) for additional discussion.
In 2007, the gain on divestitures of non-strategic assets primarily related to the sale of assets operated by the Steel Group’s former European seamless steel tube facility located in Desford, England, which closed in April 2007, partially offset by losses recognized on the sale of assets at the Company’s former bearing manufacturing facility in Clinton, South Carolina, which closed in October 2007. In 2006, the gain on divestitures of non-strategic assets primarily related to the sale of assets of PEL Technologies (PEL). In 2000, the Company’s Steel Group invested in PEL, a joint venture to commercialize a proprietary technology that converted iron units into engineered iron oxide for use in pigments, coatings and abrasives. The Company consolidated PEL effective March 31, 2004 in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46). In 2006, the Company liquidated the joint venture. Refer to Note 12 – Equity Investments in the Notes to Consolidated Financial Statements for additional discussion.
For 2007, other expense primarily included $5.9 of losses on the disposal of fixed assets, $3.6 million for minority interests, $3.0 million of donations, $1.3 million of losses from equity investments, offset by $1.3 million of foreign currency exchange gain. For 2006, other expense primarily included $5.7 million of losses from equity investments, $3.7 million of donations, $3.3 million for minority interests, $1.3 million of losses on the disposal of fixed assets and $0.5 million of foreign currency exchange losses.
In February 2008, the Company completed the sale of its former European seamless steel tube facility located in Desford, England for approximately $28.0 million. The sale is expected to result in a pretax gain of approximately $20.0 million during the first quarter of 2008.

Income Tax Expense:

	2007	2006	$ Change	Change

(Dollars in millions)
Income tax expense	$62.9	$77.8	$(14.9)	(19.2)%
Effective tax rate	22.3%	30.6%	—	(830	) bps

The decrease in the effective tax rate for 2007 compared to 2006 was primarily caused by higher tax benefits in 2007 resulting from adjustments to the Company’s accruals for uncertain tax positions, partially offset by increased losses in 2007 at certain foreign subsidiaries where no tax benefit could be claimed.
The effective tax rate for 2007 was lower than the U.S. Federal statutory tax rate of 35% primarily due to the net tax benefit of adjustments to the Company’s accruals for uncertain tax positions, including a favorable adjustment of $32.1 million recorded in the first quarter of 2007, as well as the favorable impact of certain foreign income being taxed at rates less than 35%. These items were partially offset by the inability to record a tax benefit for losses at certain foreign subsidiaries.
The effective tax rate for 2006 was less than the U.S. Federal statutory tax rate primarily due to the impact of certain foreign income being taxed at a rate less than 35%, as well as the net tax benefit of adjustments to tax reserves resulting principally from the settlement of prior tax years with the Internal Revenue Service. These items were offset partially by the inability to record a tax benefit for losses at certain foreign subsidiaries and the tax impact of the impairment of non-deductible goodwill recorded in the fourth quarter of 2006.
Discontinued Operations:

	2007	2006	$ Change	% Change

(Dollars in millions)
Operating results, net of tax	$—	$33.2	$(33.2)	(100.0)%
Gain on disposal, net of tax	0.7	12.9	(12.2)	(94.6)%

Total	$0.7	$46.1	$(45.4)	(98.5)%

In December 2006, the Company completed the divestiture of its Latrobe Steel subsidiary and recognized a gain on disposal, net of tax, of $12.9 million. Latrobe Steel is a global producer and distributor of high-quality, vacuum melted specialty steels and alloys. Discontinued operations for 2006 represent the operating results and related gain on sale, net of tax, of this business. Discontinued operations for 2007 represent an additional $0.7 million gain on disposal, net of tax, due to a purchase price adjustment. Refer to Note 2 – Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional discussion.

Business Segments:
The primary measurement used by management to measure the financial performance of each segment is adjusted EBIT (earnings before interest and taxes, excluding the effect of amounts related to certain items that management considers not representative of ongoing operations such as impairment and restructuring, rationalization and integration charges, one-time gains or losses on sales of non-strategic assets, allocated receipts received or payments made under the CDSOA and gains and losses on the dissolution of a subsidiary). Refer to Note 14 – Segment Information in the Notes to Consolidated Financial Statements for the reconciliation of adjusted EBIT by Group to consolidated income before income taxes.
Industrial Group:

	2007	2006	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$2,300.5	$2,074.5	$226.0	10.9%
Adjusted EBIT	$237.7	$201.3	$36.4	18.1%
Adjusted EBIT margin	10.3%	9.7%	—	60	bps

Sales by the Industrial Group include global sales of bearings and other products and services (other than steel) to a diverse customer base, including: industrial equipment; construction and agriculture; rail; and aerospace and defense customers. The Industrial Group also includes aftermarket distribution operations, including automotive applications, for products other than steel.
The Industrial Group’s net sales for 2007 increased 10.9% compared to 2006 primarily due to favorable pricing and higher volume across several industrial end markets, particularly in the heavy industry, aerospace and rail sectors, as well as the favorable impact of foreign currency translation and acquisitions. The change in net sales included $61.3 million related to the impact of foreign currency translation and $29.7 million from acquisitions, primarily related to the purchase of the assets of The Purdy Corporation. Adjusted EBIT margin was higher in 2007 compared to 2006 primarily due to favorable pricing and higher volume, partially offset by increases in raw material and logistics costs, as well as higher manufacturing costs associated with capacity additions. The adjusted EBIT margin for 2007 also benefited from the Purdy acquisition. The Company expects the Industrial Group to benefit from continued strength in most industrial segments in 2008. The Industrial Group is also expected to benefit from additional manufacturing supply capacity throughout 2008 in currently constrained products.
Automotive Group:

	2007	2006	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$1,522.2	$1,573.0	$(50.8)	(3.2)%
Adjusted EBIT (loss)	$(70.3)	$(73.7)	$3.4	4.6%
Adjusted EBIT (loss) margin	(4.6)%	(4.7)%	—	10	bps

The Automotive Group includes sales of bearings and other products and services (other than steel) to automotive original equipment manufacturers and suppliers. The Automotive Group’s net sales in 2007 decreased 3.2% compared to 2006 primarily due to the divestiture of its steering operations and lower demand from North American heavy truck customers, offset by higher demand from North American light truck customers, higher demand in Europe and the favorable impact of foreign currency translation. Net sales for 2006 included $96.8 million of sales related to the Company’s former steering operations that were divested in December 2006. The change in net sales from 2006 to 2007 includes $43.2 million related to the impact from foreign currency translation. Profitability for 2007 improved compared to 2006 primarily due to a decrease of $14 million in product warranty expense and the favorable impact of restructuring initiatives, partially offset by higher raw material costs. Overall, the Automotive Group’s profitability over the past two years has been significantly impacted by decreases in volume, increases in raw materials costs and costs associated with investments in Project O.N.E, partially offset by pricing and the favorable impact of restructuring initiatives.
During 2007, the Company recorded approximately $17.5 million of impairment and restructuring charges and $20.8 million of rationalization costs recorded in cost of products sold and selling, administrative and general expenses related to the Automotive Group. During 2006, the Company recorded approximately $32.6 million of impairment and restructuring charges and $16.5 million of rationalization costs recorded in cost of products sold and selling, administrative and general expenses related to the Automotive Group. The Automotive Group’s adjusted EBIT (loss) excludes these charges as they are not representative of ongoing operations. Refer to Note 14 – Segment Information in the Notes to Consolidated Financial Statements for additional discussion of the measurement of segment profit or loss.
The Automotive Group’s sales are expected to remain at current levels throughout 2008, and the Automotive Group is expected to deliver improved margins due to its restructuring initiatives and pricing and portfolio management initiatives. The Automotive Group expects to realize annual pretax savings of approximately $75 million by 2009 from restructuring initiatives. However, these savings, which will be partially realized in 2008, are expected to be partially offset by increases in raw material and other manufacturing costs and investments in Project O.N.E.

Steel Segment:

	2007	2006	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$1,561.6	$1,472.3	$89.3		6.1%
Adjusted EBIT	$213.1	$206.7	$6.4		3.1%
Adjusted EBIT margin	13.6%	14.0%	—	(40	) bps

The Steel Group sells steel of low and intermediate alloy and carbon grades in both solid and tubular sections, as well as custom-made steel products for both automotive and industrial applications, including bearings.
The Steel Group’s 2007 net sales increased 6.1% over 2006 primarily due to increased pricing and surcharges to recover high raw material and energy costs, as well as strong demand in all market sectors, especially the energy market sector, partially offset by lower sales due to the divestment of the Steel Group’s former Timken Precision Steel Components — Europe business and the closure of its European seamless steel tube facility. The Steel Group’s former Timken Precision Steel Components — Europe business and seamless steel tube facility accounted for $62.6 million of the change. The increase in the Steel Group’s profitability in 2007 compared to 2006, on a dollar basis, was primarily due to favorable sales mix, increased volume and surcharges, partially offset by higher raw material costs and LIFO expense and higher manufacturing costs. The Steel Group also benefited from higher levels of production in 2007. The Company expects the Steel Group to continue to benefit from strong demand across all market sectors in 2008 with slight increases in volume. The Company also expects the Steel Group’s Adjusted EBIT to be slightly higher in 2008 primarily due to price increases and higher manufacturing productivity. Scrap costs are expected to remain at current levels as are alloy and energy costs. However, the majority of these costs are expected to be recovered through surcharges and price increases.

2006 compared to 2005
Overview:

	2006	2005	$ Change	% Change

(Dollars in millions, except earnings per share)
Net sales	$4,973.4	$4,823.2	$150.2	3.1%
Income from continuing operations	176.4	233.7	(57.3)	(24.5)%
Income from discontinued operations	46.1	26.6	19.5	73.3%
Net income	222.5	260.3	(37.8)	(14.5)%
Diluted earnings per share:
Continuing operations	$1.87	$2.52	$(0.65)	(25.8)%
Discontinued operations	0.49	0.29	0.20	69.0%
Net income per share	$2.36	$2.81	$(0.45)	(16.0)%
Average number of shares — diluted	94,294,716	92,537,529	—	1.9%

Sales by Segment:

	2006	2005	$ Change	% Change

(Dollars in millions, and exclude intersegment sales)
Industrial Group	$2,072.5	$1,925.2	$147.3	7.7%
Automotive Group	1,573.0	1,661.1	(88.1)	(5.3)%
Steel Group	1,327.9	1,236.9	91.0	7.4%

Total Company	$4,973.4	$4,823.2	$150.2	3.1%

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
Gross Profit:

	2006	2005	$ Change	Change

(Dollars in millions)
Gross profit	$1,005.8	$1,000.0	$5.8	0.6%
Gross profit % to net sales	20.2%	20.7%	—	(50) bps
Rationalization expenses included in cost of products sold	$18.5	$14.5	$4.0	27.6%

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

Selling, Administrative and General Expenses:

	2006	2005	$ Change	Change

(Dollars in millions)
Selling, administrative and general expenses	$677.3	$646.9	$30.4		4.7%
Selling, administrative and general expenses % to net sales	13.6%	13.4%	—	20	bps
Rationalization expenses included in selling, administrative and general expenses	$5.9	$2.8	$3.1		110.7%

The increase in selling, administrative and general expenses in 2006 compared to 2005 was primarily due to higher costs associated with investments in the Asian growth initiative and Project O.N.E. and higher rationalization expenses, partially offset by lower bad debt expense.
In 2006, the rationalization expenses included in selling, administrative and general expenses primarily related to Automotive Group engineering facilities. In 2005, the rationalization expenses included in selling, administrative and general expenses primarily related to the Company’s Canton, Ohio bearing facilities and costs associated with the Torrington acquisition.
Impairment and Restructuring Charges:

	2006	2005	$ Change

(Dollars in millions)
Impairment charges	$15.3	$0.8	$14.5
Severance and related benefit costs	25.8	20.3	5.5
Exit costs	3.8	5.0	(1.2)

Total	$44.9	$26.1	$18.8

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
Automotive
In 2006, the Company recorded $16.5 million of severance and related benefit costs, $1.6 million of exit costs and $1.6 million of impairment charges associated with the Automotive Group’s restructuring plans. In 2005, the Company recorded approximately $20.3 million of severance and related benefit costs and $2.8 million of exit costs as a result of environmental charges related to the closure of a manufacturing facility in Clinton, South Carolina, and administrative facilities in Torrington, Connecticut and Norcross, Georgia.
In 2006, the Company recorded an additional $0.7 million of severance and related benefit costs and $0.3 million of impairment charges for the Automotive Group related to the announced plans to vacate its Torrington campus office complex and $0.1 million of severance and related benefit costs related to other company initiatives.
In addition, the Company recorded impairment charges of $11.9 million in 2006 representing the write-off of goodwill associated with the Automotive Group in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Refer to Note 8 — Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements for additional discussion.
Steel
The Company recorded approximately $6.9 million of severance and related benefit costs in 2006 related to the closure of its European seamless steel tube manufacturing operations located in Desford, England. In addition, the Company recorded an impairment charge and removal costs of $0.6 million related to the write-down of property, plant and equipment at one of the Steel Group’s facilities.

Loss on Divestitures:

	2006	2005	$ Change

(Dollars in millions)
Loss on Divestitures	$64.3	$—	$64.3

In June 2006, the Company completed the divestiture of its Timken Precision Steel Components - Europe business and recorded a loss on disposal of $10.0 million. In December 2006, the Company completed the divestiture of the Automotive Group’s steering business located in Watertown, Connecticut and Nova Friburgo, Brazil and recorded a loss on disposal of $54.3 million.
Interest Expense and Income:

	2006	2005	$ Change	% Change

(Dollars in millions)
Interest expense	$49.4	$51.6	$(2.2)	(4.3)%
Interest income	$4.6	$3.4	$1.2	35.3%

Interest expense for 2006 decreased slightly compared to 2005 due to lower average debt outstanding in 2006 compared to 2005, partially offset by higher interest rates. Interest income increased for 2006 compared to 2005 due to higher invested cash balances and higher interest rates.
Other Income and Expense:

	2006	2005	$ Change	% Change

(Dollars in millions)
CDSOA receipts, net of expenses	$87.9	$77.1	$10.8	14.0%

Other expense — net:
Gain on divestitures of non-strategic assets	$7.1	$8.9	$(1.8)	(20.2)%
Gain (loss) on dissolution of subsidiaries	0.9	(0.6)	1.5	NM
Other	(16.2)	(17.7)	1.5	8.5%

Other expense — net	$(8.2)	$(9.4)	$1.2	12.8%

CDSOA receipts are reported net of applicable expenses. In 2006, the Company received CDSOA receipts, net of expenses, of $87.9 million. In 2005, the Company received CDSOA receipts, net of expenses, of $77.1 million.
In 2006, the gain on divestitures of non-strategic assets primarily related to the sale of assets of PEL.
In 2005, the gain on divestitures of non-strategic assets of $8.9 million related to the sale of certain non-strategic assets, including NRB Bearings, a joint venture based in India, and the Industrial Group’s Linear Motion Systems business, based in Europe.
For 2006, other expense primarily included losses from equity investments, donations, minority interests and losses on the disposal of assets. For 2005, other expense primarily included losses on the disposal of assets, losses from equity investments, donations, minority interests and foreign currency exchange losses.
Income Tax Expense:

	2006	2005	$ Change	Change

(Dollars in millions)
Income tax expense	$77.8	$112.9	$(35.1)	(31.1)%
Effective tax rate	30.6%	32.6%	—	(200	) bps

The effective tax rate for 2006 was less than the U.S. Federal statutory tax rate primarily due to the impact of certain foreign income being taxed at a rate less than 35%, as well as the net tax benefit of adjustments to tax reserves resulting principally from the settlement of prior tax years with the Internal Revenue Service. These items were offset partially by the inability to record a tax benefit for losses at certain foreign subsidiaries, and the tax impact of the impairment of non-deductible goodwill recorded in the fourth quarter of 2006.
The effective tax rate for 2005 was less than the U.S. Federal statutory tax rate due to tax benefits on foreign income, including the extraterritorial income exclusion on U.S. exports, tax holidays in China and the Czech Republic, and earnings of certain foreign subsidiaries being taxed at a rate less than 35%, as well as the aggregate tax benefit of other U.S. tax items. These benefits were offset partially by taxes incurred on foreign remittances, including a remittance during the fourth quarter of 2005 pursuant to the American Jobs Creation Act of 2004, U.S. state and local income taxes and the inability to record a tax benefit for losses at certain foreign subsidiaries.

Discontinued Operations:

	2006	2005	$ Change	% Change

(Dollars in millions)
Operating results, net of tax	$33.2	$26.6	$6.6	24.8%
Gain on disposal, net of tax	12.9	—	12.9	NM

Total	$46.1	$26.6	$19.5	73.3%

In December 2006, the Company completed the divestiture of its Latrobe Steel subsidiary. Discontinued operations represent the operating results and related gain on sale, net of tax, of this business.
Business Segments:
Industrial Group:

	2006	2005	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$2,074.5	$1,927.1	$147.4		7.6%
Adjusted EBIT	$201.3	$199.9	$1.4		0.7%
Adjusted EBIT margin	9.7%	10.4%	—	(70	) bps

The Industrial Group’s net sales for 2006 increased compared to 2005 primarily due to higher demand across most end markets, particularly aerospace, heavy industry and industrial distribution markets. While sales increased in 2006, adjusted EBIT margin was lower compared to 2005 primarily due to higher manufacturing costs associated with ramping up new facilities to meet customer demand and investments in the Asian growth initiative and Project O.N.E., mostly offset by higher volume and increased pricing.
Automotive Group:

	2006	2005	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$1,573.0	$1,661.1	$(88.1)	(5.3)%
Adjusted EBIT (loss)	$(73.7)	$(19.9)	$(53.8)	NM
Adjusted EBIT (loss) margin	(4.7)%	(1.2)%	—	(350	) bps

The Automotive Group’s net sales in 2006 decreased compared to 2005 primarily due to lower volume, driven by reductions in vehicle production by North American original equipment manufacturers, partially offset by improved pricing. Profitability for 2006 decreased compared to 2005 primarily due to lower volume, leading to the underutilization of manufacturing capacity, and an increase of $18.8 million in warranty reserves, partially offset by improved pricing and a decrease in allowances for automotive industry credit exposure.
During 2006, the Company recorded $16.5 million of severance and related benefit costs, $1.6 million of exit costs and $1.6 million of impairment charges associated with the Automotive Group’s restructuring plans. In 2005, the Company recorded approximately $20.3 million of severance and related benefit costs and $2.8 million of exit costs as a result of environmental charges related to the closure of a manufacturing facility in Clinton, South Carolina and administrative facilities in Torrington, Connecticut and Norcross, Georgia.
Steel Segment:

	2006	2005	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$1,472.3	$1,415.1	$57.2		4.0%
Adjusted EBIT	$206.7	$175.8	$30.9		17.6%
Adjusted EBIT margin	14.0%	12.4%	—	(160	) bps

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

The Balance Sheet
Total assets, as shown on the Consolidated Balance Sheet at December 31, 2007, increased by $352.2 million from December 31, 2006. This increase was primarily due to the acquisition of the assets of The Purdy Corporation, the impact of foreign currency translation and the increase in property, plant and equipment — net to fund Industrial growth initiatives and Project O.N.E.
Current Assets:

	December 31,
	2007	2006	$ Change	% Change

(Dollars in millions)
Cash and cash equivalents	$30.2	$101.1	$(70.9)	(70.1)%
Accounts receivable, net	748.5	685.8	62.7	9.1%
Inventories, net	1,087.7	952.3	135.4	14.2%
Deferred income taxes	69.1	85.6	(16.5)	(19.3)%
Deferred charges and prepaid expenses	14.2	11.1	3.1	27.9%
Other current assets	95.6	74.4	21.2	28.5%

Total current assets	$2,045.3	$1,910.3	$135.0	7.1%

The decrease in cash and cash equivalents in 2007 was primarily due to the use of cash to reduce borrowings under the Company’s Senior Credit Facility that were used for the acquisition of the assets of The Purdy Corporation. Refer to the Consolidated Statement of Cash Flows for further explanation. Net accounts receivable increased primarily due to higher sales in the fourth quarter of 2007 as compared to same period in 2006, as well as acquisitions and the impact of foreign currency translation. The increase in inventories was primarily due to higher raw material costs, higher volume, the impact of foreign currency translation and acquisitions. The decrease in deferred income taxes was primarily due to tax accounting method changes and other items, such as LIFO, that resulted in additional deductions claimed on the Company’s 2006 U.S. Federal income tax return. The increase in other current assets was primarily driven by the reclassification of administrative facilities in Torrington, Connecticut and manufacturing facilities in Desford, England to “assets held for sale.”
Property, Plant and Equipment — Net:

	December 31,
	2007	2006	$ Change	% Change

(Dollars in millions)
Property, plant and equipment	$3,932.8	$3,664.8	$268.0	7.3%
Less: allowances for depreciation	(2,210.7)	(2,063.3)	(147.4)	(7.1)%

Property, plant and equipment — net	$1,722.1	$1,601.5	$120.6	7.5%

The increase in property, plant and equipment — net was primarily due to capital expenditures exceeding depreciation expense, the impact of foreign currency translation and acquisitions.
Other Assets:

	December 31,
	2007	2006	$ Change	% Change

(Dollars in millions)
Goodwill	$271.8	$201.9	$69.9	34.6%
Other intangible assets	160.5	104.1	56.4	54.2%
Deferred income taxes	100.9	169.4	(68.5)	(40.4)%
Other non-current assets	78.7	39.9	38.8	97.2%

Total other assets	$611.9	$515.3	$96.6	18.7%

The increase in goodwill and other intangible assets in 2007 were primarily due to acquisitions and foreign currency translation. The decrease in deferred income taxes was primarily due to reductions in the Company’s pension and other postretirement benefit accruals during 2007. Other non-current assets primarily changed due to the increase in the overfunded status of several of the Company’s U.S. and Canadian defined benefit pension plans.

Current Liabilities:

	December 31,
	2007	2006	$ Change	% Change

(Dollars in millions)
Short-term debt	$108.4	$40.2	$68.2	169.7%
Accounts payable and other liabilities	528.0	501.9	26.1	5.2%
Salaries, wages and benefits	212.0	225.4	(13.4)	(5.9)%
Income taxes payable	17.1	52.8	(35.7)	(67.6)%
Deferred income taxes	4.7	0.6	4.1	NM
Current portion of long-term debt	34.2	10.2	24.0	NM

Total current liabilities	$904.4	$831.1	$73.3	8.8%

The increase in short-term debt was the result of higher short-term borrowing requirements in Europe and Asia. The increase in accounts payable and other liabilities was primarily due to foreign currency translation. The decrease in salaries, wages and benefits was primarily due to lower accrued performance-based compensation in 2007, compared to 2006. The decrease in income taxes payable was primarily due to the reclassification of a portion of the income taxes payable balance from current liabilities to non-current liabilities as a result of the adoption of FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” in the first quarter of 2007. The increase in the current portion of long-term debt is primarily due to the reclassification of debt that is expected to mature within the next twelve months from non-current liabilities to current liabilities.
Non-Current Liabilities:

	December 31,
	2007	2006	$ Change	% Change

(Dollars in millions)
Long-term debt	$580.6	$547.4	$33.2	6.1%
Accrued pension cost	169.4	410.4	(241.0)	(58.7)%
Accrued postretirement benefits cost	662.4	682.9	(20.5)	(3.0)%
Deferred income taxes	10.6	6.7	3.9	58.2%
Other non-current liabilities	91.2	72.4	18.8	26.0%

Total non-current liabilities	$1,514.2	$1,719.8	$(205.6)	(12.0)%

The increase in long-term debt was primarily due to the utilization of the Company’s Senior Credit Facility for the purchase of the assets of The Purdy Corporation. The decrease in accrued pension cost is primarily due to favorable pension asset returns and an increase in the discount rate from 5.875% in 2006 to 6.3% in 2007. The amounts at December 31, 2007 and 2006 for both accrued pension cost and accrued postretirement benefits cost reflect the funded status of the Company’s defined benefit pension and postretirement benefit plans. Refer to Note 13 — Retirement and Postretirement Benefit Plans in the Notes to Consolidated Financial Statements for further explanation. The increase in other non-current liabilities was primarily due to the reclassification of a portion of income taxes payable from current liabilities to non-current liabilities as a result of the adoption of FIN 48.
Shareholders’ Equity:

	December 31,
	2007	2006	$ Change	% Change

(Dollars in millions)
Common stock	$862.8	$806.2	$56.6	7.0%
Earnings invested in the business	1,379.9	1,217.2	162.7	13.4%
Accumulated other comprehensive loss	(271.2)	(544.6)	273.4	(50.2)%
Treasury shares	(10.8)	(2.6)	(8.2)	NM

Total shareholders’ equity	$1,960.7	$1,476.2	$484.5	32.8%

The increase in common stock in 2007 was primarily the result of stock option exercises by employees and the related income tax benefits. Earnings invested in the business increased during 2007 by net income of $220.1 million and $5.6 million related to the cumulative effect of adopting FIN 48, partially reduced by dividends declared of $63.0 million. The decrease in accumulated other comprehensive loss was primarily due to realization of an actuarial gain in the current year due to the change in the discount rate for defined benefit pension and postretirement benefit plans and the amortization of prior service costs and actuarial losses related to these plans, as well as a positive impact of foreign currency translation. The increase in the foreign currency translation adjustment was due to weakening of the U.S. dollar relative to other currencies, such as the Euro, the Canadian dollar, the Brazilian real, Indian rupee and the Polish zloty. For discussion regarding the impact of foreign currency translation, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Cash Flows:

	December 31,
	2007	2006	$ Change

(Dollars in millions)
Net cash provided by operating activities	$336.7	$336.9	$(0.2)
Net cash used by investing activities	(496.6)	(130.9)	(365.7)
Net cash provided (used) by financing activities	79.1	(176.7)	255.8
Effect of exchange rate changes on cash	9.9	6.3	3.6

(Decrease) increase in cash and cash equivalents	$(70.9)	$35.6	$(106.5)

The net cash provided by operating activities of $336.7 million for 2007 decreased slightly from 2006 with operating cash flows from discontinued operations decreasing $43.6 million, mostly offset by operating cash flows from continuing operations increasing $43.4 million. The decrease in operating cash flows from discontinued operations was primarily due to the sale of the Company’s former Latrobe Steel subsidiary in December 2006. The increase in net cash provided by operating activities from continuing operations was primarily driven by a $163.5 million decrease in pension and postretirement cash payments during 2007 compared to 2006. Higher income from continuing operations in 2007, compared to 2006, were partially offset by an increase in cash used for working capital requirements. Inventory was a use of cash of $44.2 million in 2007 compared to a use of cash of $6.7 million in 2006 primarily due to higher raw material costs and higher volumes. Accounts payable and other accrued expenses were a use of cash of $26.1 million in 2007 after providing cash of $40.9 million in 2006.
The net cash used by investing activities of $496.6 million for 2007 increased from the prior year primarily due to lower cash proceeds from divestitures and higher acquisition activity in 2007. The cash proceeds from divestitures decreased $202.6 million primarily due to the sale of the Company’s Latrobe Steel subsidiary in 2006. Cash used for acquisitions increased $186.5 million in 2007, compared to 2006, primarily due to the acquisition of the assets of The Purdy Corporation. Capital expenditures increased $17.8 million in 2007, as compared to 2006, primarily to fund Industrial Group growth initiatives and Project O.N.E., partially offset by higher proceeds from the disposal of property, plant and equipment. In addition, cash used by investing activities of discontinued operations decreased $26.4 million in 2007 primarily due to the buyout of a rolling mill operating lease in conjunction with the sale of Latrobe Steel in 2006.
The net cash flows from financing activities provided cash of $79.1 million, after using cash of $176.7 million in 2006, as a result of the Company increasing its net borrowings by $245.7 million to support acquisition activity and to support short-term borrowing needs in Europe and Asia. In addition, proceeds from the exercise of stock options increased during 2007, as compared to 2006, by $14.8 million.

Liquidity and Capital Resources
Total debt was $723.2 million at December 31, 2007 compared to $597.8 million at December 31, 2006. Net debt was $693.0 million at December 31, 2007 compared to $496.7 million at December 31, 2006. The net debt to capital ratio was 26.1% at December 31, 2007 compared to 25.2% at December 31, 2006.
Reconciliation of total debt to net debt and the ratio of net debt to capital:
Net Debt:

	December 31,
	2007	2006

(Dollars in millions)
Short-term debt	$108.4	$40.2
Current portion of long-term debt	34.2	10.2
Long-term debt	580.6	547.4

Total debt	723.2	597.8
Less: cash and cash equivalents	(30.2)	(101.1)

Net debt	$693.0	$496.7

Ratio of Net Debt to Capital:

	December 31,
	2007	2006

(Dollars in millions)
Net debt	$693.0	$496.7
Shareholders’ equity	1,960.7	1,476.2

Net debt + shareholders’ equity (capital)	$2,653.7	$1,972.9

Ratio of net debt to capital	26.1%	25.2%

The Company presents net debt because it believes net debt is more representative of the Company’s financial position.
At December 31, 2007, the Company had outstanding borrowings of $55.0 million under its $500 million Amended and Restated Credit Agreement (Senior Credit Facility), and letters of credit outstanding totaling $41.6 million, which reduced the availability under the Senior Credit Facility to $403.4 million. The Senior Credit Facility matures on June 30, 2010. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At December 31, 2007, the Company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements. Refer to Note 5 - Financing Arrangements in the Notes to Consolidated Financial Statements for further discussion.
At December 31, 2007, the Company had no outstanding borrowings under the Company’s Asset Securitization, which provides for borrowings up to $200 million, limited to certain borrowing base calculations, and is secured by certain domestic trade receivables of the Company. As of December 31, 2007, there were no outstanding borrowings under the Asset Securitization, leaving up to $200 million available.
The Company expects that any cash requirements in excess of cash generated from operating activities will be met by the availability under its Asset Securitization and Senior Credit Facility. The Company believes it has sufficient liquidity to meet its obligations through the middle of 2010.

Financing Obligations and Other Commitments
The Company’s contractual debt obligations and contractual commitments outstanding as of December 31, 2007 are as follows:
Payments due by Period:

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

(Dollars in millions)
Interest payments	$314.6	$38.4	$58.5	$27.2	$190.5
Long-term debt, including current portion	614.8	34.2	366.4	0.6	213.6
Short-term debt	108.4	108.4	—	—	—
Operating leases	172.0	31.2	44.6	29.9	66.3
Retirement benefits	2,452.1	230.0	476.8	489.6	1,255.7

Total	$3,661.9	$442.2	$946.3	$547.3	$1,726.1

The interest payments are primarily related to medium-term notes that mature over the next twenty-one years.
The Company expects to make cash contributions of $21.4 million to its global defined benefit pension plans in 2008. Refer to Note 13 — Retirement and Postretirement Benefit Plans in the Notes to Consolidated Financial Statements.
During 2007, the Company did not purchase any shares of its common stock as authorized under the Company’s 2006 common stock purchase plan. This plan authorizes the Company to buy, in the open market or in privately negotiated transactions, up to four million shares of common stock, which are to be held as treasury shares and used for specified purposes, up to an aggregate of $180 million. The Company may exercise this authorization until December 31, 2012.
As disclosed in Note 7 — Contingencies and Note 15 — Income Taxes to the Consolidated Financial Statements, the Company has exposure for certain legal and tax matters.
The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.
Accounting Change:
Effective January 1, 2007, the Company changed the method of accounting for certain product inventories for one of its domestic legal entities from the first-in, first-out (FIFO) method to the last-in, first-out (LIFO) method. This change affected approximately 8% of the Company’s total gross inventory at December 31, 2006. As a result of this change, substantially all domestic inventories are now stated at the lower of cost (determined on a LIFO basis) or market. The change is preferable because it improves financial reporting by supporting the continued integration of the Company’s domestic bearing business, as well as provides a consistent and uniform costing method across the Company’s domestic operations and a reduction in the complexity of intercompany transactions. SFAS No. 154, “Accounting Changes and Error Corrections,” requires that a change in accounting principle be reflected through retrospective application of the new accounting principle to all prior periods, unless it is impractical to do so. The Company has determined that retrospective application to a period prior to January 1, 2007 is not practical as the necessary information needed to restate prior periods is not available. Therefore, the Company began to apply the LIFO method to these inventories beginning January 1, 2007. The adoption of the LIFO method for these inventories reduced the Company’s results of operations by approximately $6.5 million during 2007.
Recently Adopted Accounting Pronouncements:
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

Recently Issued Accounting Pronouncements:
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value that is based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information to develop those assumptions. Additionally, the standard expands the disclosures about fair value measurements to include separately disclosing the fair value measurements of assets or liabilities within each level of the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have material effect on the Company’s results of operations and financial condition.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have material effect on the Company’s results of operations and financial condition.
In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (SFAS No. 141(R)). SFAS No. 141(R) provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141(R) also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141(R) is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 141(R) on the Company’s result of operations and financial condition.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company is currently evaluating the impact of adopting SFAS No. 160 on the Company’s result of operations and financial condition.
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
Goodwill:
SFAS No. 142 requires that goodwill and indefinite-lived intangible assets be tested for impairment at least annually. Furthermore, goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company performs its annual impairment test during the fourth quarter after the annual forecasting process is completed. In 2006, the carrying value of the Company’s Automotive reporting units exceeded their fair value. As a result, an impairment loss of $11.9 million was recognized. In 2007 and 2005, the fair values of the Company’s reporting units exceeded their carrying values; as such no impairment losses were recognized.
Restructuring costs:
The Company’s policy is to recognize restructuring costs in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and SFAS No. 112, “Employers’ Accounting for Postemployment Benefits—an amendment of FASB Statements No. 5 and 43.” Detailed contemporaneous documentation is maintained and updated to ensure that accruals are properly supported. If management determines that there is a change in estimate, the accruals are adjusted to reflect this change.

Benefit plans:
The Company sponsors a number of defined benefit pension plans which cover eligible associates. The Company also sponsors several unfunded postretirement plans that provide health care and life insurance benefits for eligible retirees and their dependents. The measurement of liabilities related to these plans is based on management’s assumptions related to future events, including discount rate, return on pension plan assets, rate of compensation increases and health care cost trend rates. The discount rate is determined using a model that matches corporate bond securities against projected future pension and postretirement disbursements. Actual pension plan asset performance either reduces or increases net actuarial gains or losses in the current year, which ultimately affects net income in subsequent years.
For expense purposes in 2007, the Company applied a discount rate of 6.30% and an expected rate of return of 8.75% for the Company’s pension plan assets. For expense purposes in 2006, the Company applied a discount rate of 5.875% and an expected rate of return of 8.75% for the Company’s pension plan assets. The assumption for expected rate of return on plan assets was not changed from 8.75% for 2008. A 0.25 percentage point reduction in the discount rate would increase pension expense by approximately $4.5 million for 2008. A 0.25 percentage point reduction in the expected rate of return would increase pension expense by approximately $5.1 million for 2008.
For measurement purposes for postretirement benefits, the Company assumed a weighted-average annual rate of increase in the per capita cost (health care cost trend rate) for medical benefits of 9.5% for 2008, declining gradually to 5.0% in 2014 and thereafter; and 11.0% for 2008, declining gradually to 5.0% in 2014 and thereafter for prescription drug benefits. The assumed health care cost trend rate may have a significant effect on the amounts reported. A one percentage point increase in the assumed health care cost trend rate would have increased the 2007 total service and interest components by $1.1 million and would have increased the postretirement obligation by $18.6 million. A one percentage point decrease would provide corresponding reductions of $1.0 million and $17.6 million, respectively.
The U.S. Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act) was signed into law on December 8, 2003. The Medicare Act provides for prescription drug benefits under Medicare Part D and contains a subsidy to plan sponsors who provide “actuarially equivalent” prescription plans. In May 2004, the FASB issued FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (FSP 106-2). During 2005, the Company’s actuary determined that the prescription drug benefit provided by the Company’s postretirement plan is considered to be actuarially equivalent to the benefit provided under the Medicare Act. The effects of the Medicare Act are reductions to the accumulated postretirement benefit obligation and net periodic postretirement benefit cost of $41.9 million and $6.4 million, respectively. The 2007 expected Medicare subsidy was $2.4 million, of which $2.2 million was received prior to December 31, 2007.
Income taxes:
Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities. SFAS No. 109, “Accounting for Income Taxes,” requires that a valuation allowance be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. The Company estimates current tax due and temporary differences, resulting from the different treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities that are included within the Consolidated Balance Sheet. Based on known and projected earnings information and prudent tax planning strategies, the Company then assesses the likelihood that deferred tax assets will be realized. If the Company determines it is more likely than not that a deferred tax asset will not be realized, a charge is recorded to establish a valuation allowance against it, which increases income tax expense in the period in which such determination is made. In the event that the Company later determines that realization of the deferred tax asset is more likely than not, a reduction in the valuation allowance is recorded, which reduces income tax expense in the period in which such determination is made. Net deferred tax assets relate primarily to pension and postretirement benefit obligations in the United States, which the Company believes are more likely than not to result in future tax benefits.
The Company recognizes net tax benefits under the recognition and measurement criteria of FIN 48, which prescribes requirements and other guidance for financial statement recognition and measurement of positions taken or expected to be taken on tax returns. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense.
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

Other Matters:
ISO 14001
The Company continues its efforts to protect the environment and comply with environmental protection laws. Additionally, it has invested in pollution control equipment and updated plant operational practices. The Company is committed to implementing a documented environmental management system worldwide and to becoming certified under the ISO 14001 standard to meet or exceed customer requirements. As of the end of 2007, 28 of the Company’s plants had ISO 14001 certification. The Company believes it has established adequate reserves to cover its environmental expenses and has a well-established environmental compliance audit program, which includes a proactive approach to bringing its domestic and international units to higher standards of environmental performance. This program measures performance against applicable laws, as well as standards that have been established for all units worldwide. It is difficult to assess the possible effect of compliance with future requirements that differ from existing ones. As previously reported, the Company is unsure of the future financial impact to the Company that could result from the United States Environmental Protection Agency’s (EPA’s) final rules to tighten the National Ambient Air Quality Standards for fine particulate and ozone. The Company is also unsure of potential future financial impacts to the Company that could result from possible future legislation regulating emissions of greenhouse gases.
The Company and certain of its U.S. subsidiaries have been designated as potentially responsible parties by the EPA for site investigation and remediation at certain sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), known as the Superfund, or state laws similar to CERCLA. The claims for remediation have been asserted against numerous other entities, which are believed to be financially solvent and are expected to fulfill their proportionate share of the obligation. Management believes any ultimate liability with respect to pending actions will not materially affect the Company’s results of operations, cash flows or financial position. The Company is also conducting voluntary environmental investigation and/or remediation activities at a number of current or former operating sites. Any liability with respect to such investigation and remediation activities, in the aggregate, is not expected to be material to the operations or financial position of the Company.
Trade Law Enforcement
The U.S. government has six antidumping duty orders in effect covering ball bearings from France, Germany, Italy, Japan and the United Kingdom and tapered roller bearings from China. The Company is a producer of all of these products in the United States. The U.S. government determined in August 2006 that each of these six antidumping duty orders should remain in effect for five years.
Continued Dumping and Subsidy Offset Act (CDSOA)
The CDSOA provides for distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and people. The Company reported CDSOA receipts, net of expenses, of $7.9 million, $87.9 million and $77.1 million in 2007, 2006 and 2005, respectively.
In September 2002, the World Trade Organization (WTO) ruled that CDSOA payments are not consistent with international trade rules. In February 2006, U.S. legislation was enacted that would end CDSOA distributions for imports covered by antidumping duty orders entering the U.S. after September 30, 2007. Instead, any such antidumping duties collected would remain with the U.S. Treasury. This legislation would be expected to eventually reduce any distributions in years beyond 2007, with distributions eventually ceasing.
In July 2007, the U.S. Court of International Trade (CIT) ruled that the procedure for determining recipients eligible to receive CDSOA distributions is unconstitutional. This ruling is now under appeal. The Company is unable to determine, at this time, if such rulings will have a materially adverse impact on the Company’s financial results. A federal court could rule that an appropriate remedy would be to return distributions received in prior years. The Company is unable to determine, at this time, the likelihood of a federal court finally ruling on any particular remedy.
In addition to the CIT rulings, there are a number of factors that can affect whether the Company receives any CDSOA distributions and the amount of such distributions in any given year. These factors include, among other things, potential additional changes in the law, ongoing and potential additional legal challenges to the law and the administrative operation of the law. Accordingly, the Company cannot reasonably estimate the amount of CDSOA distributions it will receive in future years, if any. It is possible that CIT rulings might prevent the Company from receiving any CDSOA distributions in 2008 and beyond. Any reduction of CDSOA distributions would reduce the Company’s earnings and cash flow.
Quarterly Dividend
On February 5, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.17 per share. The dividend will be paid on March 4, 2008 to shareholders of record as of February 15, 2008. This will be the 343rd consecutive dividend paid on the common stock of the Company.

Forward — Looking Statements
Certain statements set forth in this document and in the Company’s 2007 Annual Report to Shareholders (including the Company’s forecasts, beliefs and expectations) that are not historical in nature are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management’s Discussion and Analysis on pages 19 through 39 contain numerous forward-looking statements. The Company cautions readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of the Company due to a variety of important factors, such as:
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
Fluctuations in the value of the U.S. dollar compared to foreign currencies, predominately in European countries, also impact the Company’s earnings. The greatest risk relates to products shipped between the Company’s European operations and the United States. Foreign currency forward contracts are used to hedge these intercompany transactions. Additionally, hedges are used to cover third-party purchases of product and equipment. As of December 31, 2007, there were $65.9 million of hedges in place. A uniform 10% weakening of the U.S. dollar against all currencies would have resulted in a charge of $1.4 million for these hedges. In addition to the direct impact of the hedged amounts, changes in exchange rates also affect the volume of sales or foreign currency sales price as competitors’ products become more or less attractive.

Item 8. Financial Statements and Supplementary Data
Consolidated Statement of Income

	Year Ended December 31,
(Dollars in thousands, except per share data)	2007	2006	2005

Net sales	$5,236,020	$4,973,365	$4,823,167
Cost of products sold	4,182,186	3,968,271	3,823,210

Gross Profit	1,053,834	1,005,094	999,957

Selling, administrative and general expenses	695,283	677,342	646,904
Impairment and restructuring charges	40,378	44,881	26,093
Loss on divestitures	528	64,271	—

Operating Income	317,645	218,600	326,960

Interest expense	(42,684)	(49,387)	(51,585)
Interest income	7,045	4,605	3,437
Receipt of Continued Dumping & Subsidy Offset Act (CDSOA) payment, net of expenses	7,854	87,907	77,069
Other expense — net	(7,603)	(7,491)	(9,343)

Income from Continuing Operations before Income Taxes	282,257	254,234	346,538
Provision for income taxes	62,868	77,795	112,882

Income from Continuing Operations	219,389	176,439	233,656
Income from discontinued operations, net of income taxes	665	46,088	26,625

Net Income	$220,054	$222,527	$260,281

Earnings Per Share:
Basic earnings per share
Continuing operations	$2.32	$1.89	$2.55
Discontinued operations	0.01	0.49	0.29

Net income per share	$2.33	$2.38	$2.84

Diluted earnings per share
Continuing operations	$2.29	$1.87	$2.52
Discontinued operations	0.01	0.49	0.29

Net income per share	$2.30	$2.36	$2.81

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheet

	December 31,
(Dollars in thousands)	2007	2006

ASSETS
Current Assets
Cash and cash equivalents	$30,144	$101,072
Accounts receivable, less allowances: 2007 - $42,351; 2006 - $36,673	748,483	685,836
Inventories, net	1,087,712	952,310
Deferred income taxes	69,137	85,576
Deferred charges and prepaid expenses	14,204	11,083
Other current assets	95,571	74,431

Total Current Assets	2,045,251	1,910,308

Property, Plant and Equipment-Net	1,722,081	1,601,559

Other Assets
Goodwill	271,784	201,899
Other intangible assets	160,452	104,070
Deferred income taxes	100,872	169,417
Other non-current assets	78,797	39,858

Total Other Assets	611,905	515,244

Total Assets	$4,379,237	$4,027,111

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$108,370	$40,217
Accounts payable and other liabilities	528,052	501,880
Salaries, wages and benefits	212,015	225,409
Income taxes payable	17,087	52,768
Deferred income taxes	4,700	638
Current portion of long-term debt	34,198	10,236

Total Current Liabilities	904,422	831,148

Non-Current Liabilities
Long-term debt	580,587	547,390
Accrued pension cost	169,364	410,438
Accrued postretirement benefits cost	662,379	682,934
Deferred income taxes	10,635	6,659
Other non-current liabilities	91,181	72,362

Total Non-Current Liabilities	1,514,146	1,719,783

Shareholders’ Equity
Class I and II Serial Preferred Stock without par value:
Authorized - 10,000,000 shares each class, none issued	—	—
Common stock without par value:
Authorized - 200,000,000 shares
Issued (including shares in treasury) (2007 - 96,143,614 shares; 2006 - 94,244,407 shares)
Stated capital	53,064	53,064
Other paid-in capital	809,759	753,095
Earnings invested in the business	1,379,876	1,217,167
Accumulated other comprehensive loss	(271,251)	(544,562)
Treasury shares at cost (2007 - 335,105 shares; 2006 - 80,005 shares)	(10,779)	(2,584)

Total Shareholders’ Equity	1,960,669	1,476,180

Total Liabilities and Shareholders’ Equity	$4,379,237	$4,027,111

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2007	2006	2005

CASH PROVIDED (USED)

Operating Activities
Net income	$220,054	$222,527	$260,281
Net (income) from discontinued operations	(665)	(46,088)	(26,625)
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	218,353	196,592	209,656
Impairment charges	11,738	15,267	770
Loss on sale of assets	7,009	65,405	211
Deferred income tax provision (benefit)	11,401	(26,395)	81,392
Stock-based compensation expense	16,127	15,594	9,293
Pension and other postretirement expense	121,940	151,467	169,323
Pension and other postretirement benefit payments	(152,888)	(316,409)	(290,099)
Changes in operating assets and liabilities:
Accounts receivable	(15,744)	(5,987)	(12,399)
Inventories	(44,186)	(6,743)	(137,329)
Accounts payable and accrued expenses	(26,088)	40,912	65,916
Other — net	(31,048)	(13,517)	(13,403)

Net Cash Provided by Operating Activities — Continuing Operations	336,003	292,625	316,987
Net Cash Provided by Operating Activities — Discontinued Operations	665	44,303	1,714

Net Cash Provided by Operating Activities	336,668	336,928	318,701

Investing Activities
Capital expenditures	(313,921)	(296,093)	(217,411)
Acquisitions	(204,422)	(17,953)	(48,996)
Proceeds from disposals of property, plant and equipment	21,193	9,207	5,271
Divestitures	698	203,316	21,838
Other	(118)	(2,922)	4,622

Net Cash Used by Investing Activities — Continuing Operations	(496,570)	(104,445)	(234,676)
Net Cash Used by Investing Activities — Discontinued Operations	—	(26,423)	(8,126)

Net Cash Used by Investing Activities	(496,570)	(130,868)	(242,802)

Financing Activities
Cash dividends paid to shareholders	(62,966)	(58,231)	(55,148)
Net proceeds from common share activity	37,804	22,963	39,793
Accounts receivable securitization financing borrowings	—	170,000	231,500
Accounts receivable securitization financing payments	—	(170,000)	(231,500)
Proceeds from issuance of long-term debt	286,286	272,549	346,454
Payments on long-term debt	(240,643)	(392,100)	(308,233)
Short-term debt activity — net	58,598	(21,891)	(79,160)

Net Cash Provided (Used) by Financing Activities	79,079	(176,710)	(56,294)
Effect of exchange rate changes on cash	9,895	6,305	(5,155)

(Decrease) Increase In Cash and Cash Equivalents	(70,928)	35,655	14,450
Cash and cash equivalents at beginning of year	101,072	65,417	50,967

Cash and Cash Equivalents at End of Year	$30,144	$101,072	$65,417

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statement of Shareholders’ Equity

		Common Stock
				Earnings	Accumulated
			Other	Invested	Other
		Stated	Paid-In	in the	Comprehensive	Treasury
	Total	Capital	Capital	Business	Loss	Stock

(Dollars in thousands, except per share data)
Year Ended December 31, 2005
Balance at January 1, 2005	$1,269,848	$53,064	$658,730	$847,738	$(289,486)	$(198)
Net income	260,281			260,281
Foreign currency translation adjustments (net of income tax of $1,720)	(49,940)				(49,940)
Minimum pension liability adjustment (net of income tax of $24,716)	13,395				13,395
Change in fair value of derivative financial instruments, net of reclassifications	2,582				2,582

Total comprehensive income	226,318
Dividends — $0.60 per share	(55,148)			(55,148)
Tax benefit from stock compensation	8,151		8,151
Issuance (tender) of 146,873 shares from treasury (1)	(5,831)		(1,609)			(4,222)
Issuance of 2,648,452 shares from authorized (1)	53,729		53,729

Balance at December 31, 2005	$1,497,067	$53,064	$719,001	$1,052,871	$(323,449)	$(4,420)

Year Ended December 31, 2006
Net income	222,527			222,527
Foreign currency translation adjustments (net of income tax of $386)	56,293				56,293
Minimum pension liability adjustment prior to adoption of SFAS No. 158 (net of income tax of $31,723)	56,411				56,411
Change in fair value of derivative financial instruments, net of reclassifications	(1,451)				(1,451)

Total comprehensive income	333,780
Adjustment recognized upon adoption of SFAS No. 158 (net of income tax of $184,453)	(332,366)				(332,366)
Dividends — $0.62 per share	(58,231)			(58,231)
Tax benefit from stock compensation	4,526		4,526
Issuance (tender) of 74,369 shares from treasury (1)	1,829		(7)			1,836
Issuance of 1,084,121 shares from authorized (1)	29,575		29,575

Balance at December 31, 2006	$1,476,180	$53,064	$753,095	$1,217,167	$(544,562)	$(2,584)

Year Ended December 31, 2007
Net income	220,054			220,054
Foreign currency translation adjustments (net of income tax of $5,034)	95,690				95,690
Pension and postretirement liability adjustment, (net of income tax of $84,430)	177,083				177,083
Change in fair value of derivative financial instruments, net of reclassifications	538				538

Total comprehensive income	493,365
Cumulative effect of adoption of FIN 48	5,621			5,621
Dividends — $0.66 per share	(62,966)			(62,966)
Tax benefit from stock compensation	5,830		5,830
Issuance (tender) of 255,100 shares from treasury (1)	(8,160)		35			(8,195)
Issuance of 1,899,207 shares from authorized (1)	50,799		50,799

Balance at December 31, 2007	$1,960,669	$53,064	$809,759	$1,379,876	$(271,251)	$(10,779)

See accompanying Notes to Consolidated Financial Statements.
(1)	Share activity was in conjunction with employee benefit and stock option plans.

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
Note 1 — Significant Accounting Policies
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
Inventories: Inventories are valued at the lower of cost or market, with 50% valued by the last-in, first-out (LIFO) method and the remaining 50% valued by the first-in, first-out (FIFO) method. If all inventories had been valued at FIFO, inventories would have been $228,700 and $192,800 greater at December 31, 2007 and 2006, respectively. The components of inventories are as follows:

	December 31,
	2007	2006

Inventories:
Manufacturing supplies	$81,716	$84,398
Work in process and raw materials	484,580	390,133
Finished products	521,416	477,779

Total Inventories	$1,087,712	$952,310

Effective January 1, 2007, the Company changed the method of accounting for certain product inventories for one of its domestic legal entities from the first-in, first-out (FIFO) method to the last-in, first-out (LIFO) method. This change affected approximately 8% of the Company’s total gross inventory at December 31, 2006. As a result of this change, substantially all domestic inventories are stated at the lower of cost, as determined on a LIFO basis, or market. The change is preferable because it improves financial reporting by supporting the continued integration of the Company’s domestic bearing business, as well as providing a consistent and uniform costing method across the Company’s domestic operations and reduces the complexity of intercompany transactions. Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections,” requires that a change in accounting principle be reflected through retrospective application of the new accounting principle to all prior periods, unless it is impractical to do so. The Company has determined that retrospective application to a period prior to January 1, 2007 is not practical as the necessary information needed to restate prior periods is not available. Therefore, the Company began to apply the LIFO method to these inventories beginning January 1, 2007. The adoption of the LIFO method for these inventories reduced the Company’s 2007 results of operations by approximately $6,500.

Property, Plant and Equipment: Property, plant and equipment is valued at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred. Provision for depreciation is computed principally by the straight-line method based upon the estimated useful lives of the assets. The useful lives are approximately 30 years for buildings, five to seven years for computer software and three to 20 years for machinery and equipment. Depreciation expense was $206,224, $185,896 and $199,902 in 2007, 2006 and 2005, respectively. The components of property, plant and equipment are as follows:

	December 31,
	2007	2006

Property, Plant and Equipment:
Land and buildings	$668,005	$628,542
Machinery and equipment	3,264,741	3,036,266

Subtotal	3,932,746	3,664,808
Less allowances for depreciation	(2,210,665)	(2,063,249)

Property, Plant and Equipment — net	$1,722,081	$1,601,559

At December 31, 2007 and 2006, property, plant and equipment – net included approximately $114,472 and $84,843, respectively, in capitalized software. Assets held for sale at December 31, 2007 were $12,340. Assets held for sale relate to land and buildings in Torrington, Connecticut and Desford, England and are classified as other current assets on the Consolidated Balance Sheet.
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
Goodwill: The Company tests goodwill and indefinite-lived intangible assets for impairment at least annually. The Company performs its annual impairment test on the same date during the fourth quarter, after the annual forecasting process is completed. Furthermore, goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”
Income Taxes: Deferred income taxes are provided for the temporary differences between the financial reporting basis and tax basis of the Company’s assets and liabilities. Valuation allowances are recorded when and to the extent the Company determines it is more likely than not that all or a portion of its deferred tax assets will not be realized. Uncertain tax positions are accounted for in accordance with FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” The Company records interest and penalties related to uncertain tax positions as a component of income tax expense.
Foreign Currency Translation: Assets and liabilities of subsidiaries, other than those located in highly inflationary countries, are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected as a separate component of accumulated other comprehensive loss. Gains and losses resulting from foreign currency transactions and the translation of financial statements of subsidiaries in highly inflationary countries are included in the Consolidated Statement of Income. The Company recorded a foreign currency exchange loss of $7,981 in 2007, a loss of $5,354 in 2006, and a gain of $7,031 in 2005.

Stock-Based Compensation: On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” and elected to use the modified prospective transition method. The modified prospective transition method requires that compensation cost be recognized in the financial statements for all stock option awards granted after the date of adoption and for all unvested stock option awards granted prior to the date of adoption. In accordance with SFAS No. 123(R), prior period amounts were not restated. Prior to the adoption of SFAS No. 123(R), the Company utilized the intrinsic-value based method of accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”
The effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all outstanding and nonvested stock option awards is as follows for the year ended December 31:

2005

Net income, as reported	$260,281
Add: Stock-based employee compensation expense, net of related taxes	5,955
Deduct: Stock-based employee compensation expense determined under fair value based methods for all awards, net of related taxes	(10,042)

Pro forma net income	$256,194

Earnings per share:
Basic – as reported	$2.84
Basic – pro forma	$2.80
Diluted – as reported	$2.81
Diluted – pro forma	$2.77

Earnings Per Share: Earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the year. Earnings per share — assuming dilution are computed by dividing net income by the weighted-average number of common shares outstanding, adjusted for the dilutive impact of potential common shares for share-based compensation.
Derivative Instruments: The Company accounts for its derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated and qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive loss until the hedged item is recognized in earnings. The Company’s holdings of forward foreign currency exchange contracts have been deemed derivatives pursuant to the criteria established in SFAS No. 133, of which the Company has designated certain of those derivatives as hedges. In 2004, the Company entered into interest rate swaps to hedge a portion of its fixed-rate debt. These instruments qualify as fair value hedges. Accordingly, the gain or loss on both the hedging instrument and the hedged item attributable to the hedged risk are recognized currently in earnings.
Recently Adopted Accounting Pronouncements:
In July 2006, the Financial Accounting Standards Board (FASB) issued FIN 48.  This interpretation clarifies the accounting for uncertain tax positions recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes requirements and other guidance for financial statement recognition and measurement of positions taken or expected to be taken on tax returns. This interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of adopting FIN 48 is recorded as an adjustment to the opening balance of retained earnings in the period of adoption. The Company adopted FIN 48 effective January 1, 2007. In connection with the adoption of FIN 48, the Company recorded a $5,621 increase to retained earnings to recognize net tax benefits under the recognition and measurement criteria of FIN 48 that were previously not recognized under the Company’s former accounting policy.

Recently Issued Accounting Pronouncements:
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value that is based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information to develop those assumptions. Additionally, the standard expands the disclosures about fair value measurements to include separately disclosing the fair value measurements of assets or liabilities within each level of the fair value hierarchy. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material effect on the Company’s results of operations and financial condition.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material effect on the Company’s results of operations and financial condition.
In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (SFAS No. 141(R)). SFAS No. 141(R) provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141(R) also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141(R) is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 141(R) on the Company’s result of operations and financial condition.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company is currently evaluating the impact of adopting SFAS No. 160 on the Company’s result of operations and financial condition.
Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are reviewed and updated regularly to reflect recent experience.
Reclassifications: Certain amounts reported in the 2006 and 2005 Consolidated Financial Statements have been reclassified to conform to the 2007 presentation.
Note 2 – Acquisitions and Divestitures
Acquisitions
The Company purchased the assets of The Purdy Corporation, a leading precision manufacturer and systems integrator for military and commercial aviation customers, in October 2007 for $202,898, including acquisition costs. The Purdy Corporation’s expertise includes design, manufacturing, testing, overhaul and repair of transmissions, gears, rotor-head systems and other high-complexity components for helicopter and fixed-wing aircraft platforms. The Purdy Corporation is based in Manchester, Connecticut, employs more than 200 people and had 2006 sales of approximately $87,000. The acquisition will further expand the growing range of power-transmission products and capabilities the Company provides to the aerospace market and is expected to be accretive to earnings during the first year of ownership. The Company has preliminarily allocated the purchase price to assets of $206,225, including $13,167 of accounts receivable, $48,304 of inventories, $19,709 of property, plant and equipment, $66,310 of amortizable intangible assets, and liabilities of $3,327. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill in the amount of $57,153. The results of the operations of The Purdy Corporation are included in the Company’s Consolidated Statement of Income for the periods subsequent to the effective date of acquisition. Pro forma results of the operations are not presented because the effect of the acquisition was not significant.

The Company purchased the assets of Turbo Engines, Inc., a provider of aircraft engine overhaul and repair services, in December 2006 for $13,500, including acquisition costs. The Company has allocated the purchase price to assets of $14,983, including $4,487 of amortizable intangible assets and liabilities of $1,483. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill in the amount of $1,923. The Company also purchased the assets of Turbo Technologies, Inc., a provider of aircraft engine overhaul and repair services, in July 2006 for $4,453, including acquisition costs. The Company has allocated the purchase price to assets of $4,300, including $1,288 of amortizable intangible assets. The Company assumed no liabilities. The excess of the purchase price over the fair value of the assets acquired was recorded as goodwill in the amount of $153. The results of the operations of Turbo Engines and Turbo Technologies are included in the Company’s Consolidated Statement of Income for the periods subsequent to the effective date of acquisition. Pro forma results of the operations are not presented because the effect of the acquisitions are not significant.
The Company purchased the stock of Bearing Inspection, Inc. (Bii), a provider of bearing inspection, reconditioning and engineering services during October 2005 for $42,367, including acquisition costs. The Company has allocated the purchase price to assets of $36,399, including $27,150 of amortizable intangible assets. The Company also assumed liabilities with a fair value of $9,315. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill in the amount of $15,283. The results of the operations of Bii are included in the Company’s Consolidated Statement of Income for the periods subsequent to the effective date of the acquisition. Pro forma results of the operations are not presented because the effect of the acquisition was not significant.
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

	2007	2006	2005

Net sales	$—	$328,181	$345,267

Earnings before income taxes from operations	—	53,510	44,008
Income tax on operations	—	(20,271)	(17,383)
Gain on divestiture	1,098	21,204	—
Income tax on disposal	(433)	(8,355)	—

Income from discontinued operations	$665	$46,088	$26,625

The gain on divestiture recorded in 2007 primarily represents a purchase price adjustment. As of December 31, 2007 and 2006, there were no assets or liabilities remaining from the divestiture of Latrobe Steel. Refer to Note 13 – Retirement and Postretirement Benefit Plans for discussion of pension and postretirement benefit obligations that were retained by Latrobe Steel and those that are the responsibility of the Company after the sale.
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

Note 3 – Earnings Per Share
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the years ended December 31:

	2007	2006	2005

Numerator:
Income from continuing operations for basic earnings per share and diluted earnings per share	$219,389	$176,439	$233,656
Denominator:
Weighted-average number of shares outstanding — basic	94,639,065	93,325,729	91,533,242
Effect of dilutive securities:
Stock options and awards – based on the treasury stock method	973,170	968,987	1,004,287

Weighted-average number of shares outstanding, assuming dilution of stock options and awards	95,612,235	94,294,716	92,537,529

Basic earnings per share from continuing operations	$2.32	$1.89	$2.55

Diluted earnings per share from continuing operations	$2.29	$1.87	$2.52

The exercise prices for certain stock options that the Company has awarded exceed the average market price of the Company’s common stock. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. The antidilutive stock options outstanding were 505,497, 737,122 and 1,327,056 during 2007, 2006 and 2005, respectively.
Under the performance unit component of the Company’s long-term incentive plan, the Compensation Committee of the Board of Directors can elect to make payments that become due in the form of cash or shares of the Company’s common stock. Refer to Note 9 – Stock Compensation Plans for additional discussion. Performance units granted, if fully earned, would represent 391,525 shares of the Company’s common stock at December 31, 2007. These performance units have not been included in the calculation of dilutive securities.
Note 4 – Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following for the years ended December 31:

	2007	2006	2005

Foreign currency translation adjustments, net of tax	$202,321	$106,631	$50,338
Pension and postretirement benefits adjustments, net of tax	(473,227)	(650,310)	(374,355)
Fair value of open foreign currency cash flow hedges, net of tax	(345)	(883)	568

Accumulated Other Comprehensive Loss	$(271,251)	$(544,562)	$(323,449)

In 2006, the Company recorded non-cash credits of $5,293 on dissolution of inactive subsidiaries, which related primarily to the transfer of accumulated foreign currency translation losses to Other expense — net in the Consolidated Statement of Income.

Note 5 – Financing Arrangements
Short-term debt at December 31, 2007 and 2006 was as follows:

	2007	2006

Variable-rate lines of credit for certain of the Company’s European and Asian subsidiaries with various banks with interest rates ranging from 4.44% to 12.75% and 3.32% to 11.5% at December 31, 2007 and 2006, respectively	$107,449	$27,000
Fixed-rate short-term loans of an Asian subsidiary with interest rates ranging from 6.76% to 6.84% at December 31, 2006	—	10,005
Other	921	3,212

Short-term debt	$108,370	$40,217

In January 2006, the Company repaid, in full, the $23,000 balance outstanding of the revenue bonds held by PEL Technologies LLC (PEL), an equity investment of the Company. In June 2006, the Company continued to liquidate the remaining assets of PEL with land and buildings exchanged for the fixed-rate mortgage. Refer to Note 12 – Equity Investments for a further discussion of PEL.
The lines of credit for certain of the Company’s European and Asian subsidiaries provide for borrowings up to $322,655. At December 31, 2007, the Company had borrowings outstanding of $107,449, which reduced the availability under these facilities to $215,206.
The Company has a $200,000 Accounts Receivable Securitization Financing Agreement (Asset Securitization Agreement), renewable every 364 days. On December 28, 2007, the Company renewed its Asset Securitization Agreement. Under the terms of the Asset Securitization Agreement, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary that in turn uses the trade receivables to secure borrowings, which are funded through a vehicle that issues commercial paper in the short-term market. As of December 31, 2007, 2006 and 2005, there were no amounts outstanding under the Asset Securitization Agreement. Any amounts outstanding under this Asset Securitization Agreement would be reported on the Company’s Consolidated Balance Sheet in short-term debt. The yield on the commercial paper, which is the commercial paper rate plus program fees, is considered a financing cost and is included in interest expense in the Consolidated Statement of Income. This rate was 5.90%, 5.84%, and 4.59% at December 31, 2007, 2006 and 2005, respectively.
Long-term debt at December 31, 2007 and 2006 was as follows:

	2007	2006

Fixed-rate Medium-Term Notes, Series A, due at various dates through May 2028, with interest rates ranging from 6.20% to 7.76%	$191,933	$191,601
Variable-rate Senior Credit Facility (5.71% at December 31, 2007)	55,000	—
Variable-rate State of Ohio Air Quality and Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (3.45% at December 31, 2007)	21,700	21,700
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (3.45% at December 31, 2007)	17,000	17,000
Variable-rate State of Ohio Water Development Revenue Refunding Bonds, matured on May 1, 2007	—	8,000
Variable-rate Unsecured Canadian Note, Maturing on December 22, 2010 (5.64% at December 31, 2007)	57,916	49,593
Fixed-rate Unsecured Notes, maturing on February 15, 2010 with an interest rate of 5.75%	250,307	247,773
Variable-rate credit facility with US Bank for Advanced Green Components, LLC, maturing on July 18, 2008 (6.23% at December 31, 2007)	12,240	12,240
Other	8,689	9,719

	614,785	557,626

Less current maturities	34,198	10,236

Long-term debt	$580,587	$547,390

The maturities of long-term debt for the five years subsequent to December 31, 2007 are as follows: 2008 – $34,198; 2009 –$1,729; 2010 – $364,626; 2011 – $399; and 2012 — $142.
Interest paid was approximately $52,600 in 2007, $51,600 in 2006 and $52,000 in 2005. This differs from interest expense due to timing of payments and interest capitalized of $5,700 in 2007, $3,281 in 2006 and $620 in 2005. The weighted-average interest rate on short-term debt during the year was 5.3% in 2007, 4.6% in 2006 and 3.9% in 2005. The weighted-average interest rate on short-term debt outstanding at December 31, 2007 and 2006 was 5.0% and 5.8%, respectively.
The Company has a $500,000 Amended and Restated Credit Agreement (Senior Credit Facility) that matures on June 30, 2010. At December 31, 2007, the Company had outstanding borrowings of $55,000 and had issued letters of credit under this facility totaling $41,590, which reduced the availability under the Senior Credit Facility to $403,410. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At December 31, 2007, the Company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements.
In December 2005, the Company entered into a 57,800 Canadian Dollar unsecured loan in Canada. The principal balance of the loan is payable in full on December 22, 2010. The interest rate is variable based on the Canadian LIBOR rate and interest payments are due quarterly.
In May 2007, the Company repaid, in full, the $8,000 balance outstanding under the variable-rate State of Ohio Water Development Revenue Refunding Bonds.
In January 2008, the Company repaid $17,000 of medium-term notes.
Advanced Green Components, LLC (AGC) is a joint venture of the Company formerly accounted for using the equity method. The Company is the guarantor of $6,120 of AGC’s credit facility. Effective September 30, 2006, the Company consolidated AGC and its outstanding debt. Refer to Note 12 – Equity Investments for additional discussion.
The Company and its subsidiaries lease a variety of real property and equipment. Rent expense under operating leases amounted to $39,192, $31,027, and $22,799 in 2007, 2006, and 2005, respectively. At December 31, 2007, future minimum lease payments for noncancelable operating leases totaled $172,022 and are payable as follows: 2008–$31,208; 2009–$25,135; 2010–$19,447; 2011–$15,734; 2012–$14,210; and $66,288 thereafter.
Note 6 – Impairment and Restructuring Charges
Impairment and restructuring charges are comprised of the following for the years ended December 31:

	2007	2006	2005

Impairment charges	$11,738	$15,267	$770
Severance expense and related benefit costs	23,124	25,837	20,284
Exit costs	5,516	3,777	5,039

Total	$40,378	$44,881	$26,093

Bearing and Power Transmission Reorganization
In August 2007, the Company announced the realignment of its management structure. Beginning in the first quarter of 2008, the Company will operate under two major business groups: the Steel Group and the Bearings and Power Transmission Group. The Company anticipates the organizational changes will streamline operations and eliminate redundancies. The Company expects to save approximately $10,000 to $20,000 as a result of these changes. During 2007, the Company recorded $3,513 of severance and related benefit costs related to this initiative. The severance charge relates to 72 associates throughout its bearing organization. Half of the severance charge related to the Industrial Group and half related to the Automotive Group.
Industrial
In May 2004, the Company announced plans to rationalize the Company’s three bearing plants in Canton, Ohio within the Industrial Group. On September 15, 2005, the Company reached a new four-year agreement with the United Steelworkers of America, which went into effect on September 26, 2005, when the prior contract expired. This rationalization initiative is expected to deliver annual pretax savings of approximately $20,000 through streamlining operations and workforce reductions, with pretax costs of approximately $35,000 to $40,000 by the end of 2009.

In 2007, the Company recorded $4,757 of impairment charges and $571 of exit costs associated with the Industrial Group’s rationalization plans. In 2006, the Company recorded $971 of impairment charges and $571 of exit costs associated with the Industrial Group’s rationalization plans. In 2005, the Company recorded $770 impairment charges and environmental exit costs of $2,239 associated with the Industrial Group’s rationalization program. Including rationalization costs recorded in cost of products sold and selling, administrative and general expenses, the Industrial Group has incurred cumulative pretax costs of approximately $30,433 as of December 31, 2007 for these rationalization plans.
In November 2006, the Company announced plans to vacate its Torrington, Connecticut office complex. In 2006, the Company recorded $1,501 of severance and related benefit costs and $160 of impairment charges associated with the Industrial Group vacating the Torrington complex.
In addition to the above charges, the Company recorded an impairment charge of $5,300 related to one of the Industrial Group’s entities during 2007. The Company also recorded $342 of severance and related benefits and impairment charges of $151 during 2007 related to other company initiatives. In 2006, the Company recorded $1,356 of environmental exit costs in 2006 related to a former plant in Columbus, Ohio and $147 of severance and related benefit costs related to other Company initiatives.
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
In September 2006, the Company announced further planned reductions in its Automotive Group workforce. In March 2007, the Company announced the closure of its manufacturing facility in Sao Paulo, Brazil. However, the closure of the manufacturing facility in Sao Paulo, Brazil has been delayed to serve higher customer demand, until further notice.
These plans are targeted to collectively deliver annual pretax savings of approximately $75,000, with expected net workforce reductions of approximately 1,300 to 1,400 positions and pretax costs of approximately $115,000 to $125,000, which include restructuring costs and rationalization costs recorded in cost of products sold and selling, administrative and general expenses. Due to the delay in the timing of the closure of the manufacturing facility in Sao Paulo, Brazil, the Company does not expect to realize the pretax savings of approximately $75,000 until 2009. The Automotive Group has incurred cumulative pretax costs of approximately $97,099 as of December 31, 2007 for these plans.
In 2007, the Company recorded $11,701 of severance and related benefit costs, $2,559 of exit costs and $1,530 of impairment charges associated with the Automotive Group’s restructuring and workforce reduction plans. Exit costs of $1,744 recorded during 2007 were the result of environmental charges related to the eventual closure of the manufacturing facility in Sao Paulo, Brazil. In 2006, the Company recorded $16,502 of severance and related benefit costs, $1,558 of exit costs and $1,620 of impairment charges associated with the Automotive Group’s restructuring and workforce reduction plans. In 2005, the Company recorded approximately $20,284 of severance and related benefit costs and $2,800 of exit costs as a result of environmental charges related to the closure of manufacturing facilities in Clinton, South Carolina, and administrative facilities in Torrington, Connecticut and Norcross, Georgia.
In 2006, the Company recorded an additional $654 of severance and related benefit costs and $241 of impairment charges for the Automotive Group related to the announced plans to vacate its Torrington campus office complex and $143 of severance and related benefit costs related to other Company initiatives.
In addition, the Company recorded impairment charges of $11,915 in 2006 representing the write-off of goodwill associated with the Automotive Group in accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.”
Steel
In April 2007, the Company completed the closure of its European seamless steel tube facility located in Desford, England. The Company recorded $7,327 of severance and related benefit costs and $2,386 of exit costs during 2007 and $6,890 of severance and related benefit costs in 2006 related to this action.
The Company also recorded $241 of severance and related benefits during 2007 related to other company initiatives. In addition, the Company recorded an impairment charge and removal costs of $652 in 2006 related to the write-down of property, plant and equipment at one of the Steel Group’s facilities.

Impairment and restructuring charges by segment are as follows:
Year ended December 31, 2007:

	Industrial	Automotive	Steel	Total

Impairment charges	$10,208	$1,530	$—	$11,738
Severance expense and related benefit costs	2,099	13,457	7,568	23,124
Exit costs	571	2,559	2,386	5,516

Total	$12,878	$17,546	$9,954	$40,378

Year ended December 31, 2006:

	Industrial	Automotive	Steel	Total

Impairment charges	$1,131	$13,776	$360	$15,267
Severance expense and related benefit costs	1,648	17,299	6,890	25,837
Exit costs	1,927	1,558	292	3,777

Total	$4,706	$32,633	$7,542	$44,881

Year ended December 31, 2005:

	Industrial	Automotive	Steel	Total

Impairment charges	$770	$—	$—	$770
Severance expense and related benefit costs	—	20,284	—	20,284
Exit costs	2,239	2,800	—	5,039

Total	$3,009	$23,084	$—	$26,093

The rollforward of the restructuring accrual is as follows for the years ended December 31:

	2007	2006	2005

Beginning balance, January 1	$31,985	$18,143	$4,116
Expense	28,640	29,614	17,538
Payments	(36,170)	(15,772)	(3,511)

Ending balance, December 31	$24,455	$31,985	$18,143

The restructuring accrual at December 31, 2007, 2006 and 2005, respectively, is included in accounts payable and other liabilities on the Consolidated Balance Sheet. The accrual at December 31, 2007 includes $16,250 of severance and related benefits, with the remainder of the balance primarily representing environmental exit costs. The majority of the $16,250 accrual related to severance and related benefits, is expected to be paid by the middle of 2008.

Note 7 – Contingencies
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
The Company is also the guarantor of debt for AGC, an equity investment of the Company. The Company guarantees $6,120 of AGC’s outstanding long-term debt of $12,240 with US Bank. In case of default by AGC, the Company has agreed to pay the outstanding balance, pursuant to the guarantee, due as of the date of default. The debt matures on July 18, 2008. Refer to Note 12 – Equity Investments for additional discussion.
Product Warranties
The Company provides warranty policies on certain of its products. The Company accrues liabilities under warranty policies based upon specific claims and a review of historical warranty claim experience in accordance with SFAS No. 5, “Accounting for Contingencies.” The Company records and accounts for its warranty reserve based on specific claim incidents. Should the Company become aware of a specific potential warranty claim, a specific charge is recorded and accounted for accordingly. Adjustments are made quarterly to the reserves as claim data and historical experience change. The following is a rollforward of the warranty reserves for 2007 and 2006:

	2007	2006

Beginning balance, January 1	$20,023	$910
Expense	3,068	20,024
Payments	(10,520)	(911)

Ending balance, December 31	$12,571	$20,023

The product warranty charge for 2006 related primarily to a single production line at an individual plant that occurred during a limited period. The product warranty accrual for 2007 and 2006 was included in accounts payable and other liabilities on the Consolidated Balance Sheet.
Note 8 – Goodwill and Other Intangible Assets
SFAS No. 142 requires that goodwill and indefinite-lived intangible assets be tested for impairment at least annually. The Company performs its annual impairment test during the fourth quarter after the annual forecasting process is completed. No impairment loss was recorded in 2007 or 2005. In 2006, the Company concluded that the entire amount of goodwill for its Automotive Group was impaired. The Company recorded a pretax impairment loss of $11,915 in 2006, which was reported in impairment and restructuring charges in the Consolidated Statement of Income.
Changes in the carrying value of goodwill are as follows:
Year ended December 31, 2007:

	Beginning
	Balance	Acquisitions	Impairment	Other	Ending Balance

Segment:
Industrial	$201,899	$58,176	$—	$11,709	$271,784

Total	$201,899	$58,176	$—	$11,709	$271,784

“Other” for 2007 primarily includes foreign currency translation adjustments. The purchase price allocations are preliminary for acquisitions completed in 2007 because the Company is waiting for final valuation reports, and may be subsequently adjusted.

Year ended December 31, 2006:

	Beginning
	Balance	Acquisitions	Impairment	Other	Ending Balance

Segment:
Industrial	$202,058	$2,076	$—	$(2,235)	$201,899
Automotive	2,071	—	(11,915)	9,844	—

Total	$204,129	$2,076	$(11,915)	$7,609	$201,899

“Other” for 2006 includes $9,612 of goodwill related to the consolidation of AGC, an equity investment of the Company. Refer to Note 12 – Equity Investments for additional discussion. The remaining portion of “Other” primarily includes foreign currency translation adjustments.
The following table displays intangible assets as of December 31:

	2007			2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangible assets subject to amortization:

Industrial:
Customer relationships	$68,439	$6,085	$62,354	$31,773	$3,762	$28,011
Engineering drawings	2,000	1,963	37	2,000	1,667	333
Know-how transfer	2,207	722	1,485	1,162	544	618
Patents	2,100	1,133	967	1,742	765	977
Technology use	31,939	2,444	29,495	5,373	1,430	3,943
Trademarks	3,191	1,649	1,542	1,734	1,346	388
Unpatented technology	7,370	3,680	3,690	7,370	2,903	4,467
PMA licenses	3,500	603	2,897	3,500	337	3,163
Non-compete agreements	510	21	489	—	—	—
Automotive:
Customer relationships	21,960	5,353	16,607	21,960	4,255	17,705
Engineering drawings	3,000	2,945	55	3,000	2,500	500
Land use rights	7,745	2,508	5,237	7,122	1,996	5,126
Patents	20,049	10,277	9,772	19,513	7,973	11,540
Technology use	6,677	2,464	4,213	5,717	1,521	4,196
Trademarks	2,235	2,024	211	2,178	1,655	523
Unpatented technology	11,055	5,520	5,535	11,055	4,355	6,700
Steel trademarks	944	438	506	864	313	551

	$194,921	$49,829	$145,092	$126,063	$37,322	$88,741

Intangible assets not subject to amortization:

Goodwill	$271,784	$—	$271,784	$201,899	$—	$201,899
Automotive land use rights	174	—	174	148	—	148
Industrial license agreements	15,186	—	15,186	15,181	—	15,181

	$287,144	$—	$287,144	$217,228	$—	$217,228

Total intangible assets	$482,065	$49,829	$432,236	$343,291	$37,322	$305,969

Amortization expense for intangible assets was approximately $12,000 and $10,600 for the years ended December 31, 2007 and 2006, respectively. Amortization expense for intangible assets is estimated to be approximately $13,300 in 2008; $13,000 in 2009; $12,700 in 2010; $11,800 in 2011 and $11,400 in 2012.
Intangible assets subject to amortization are amortized on a straight-line method over their legal or estimated useful lives, with useful lives ranging from 5 to 20 years. Preliminarily, $66,310 has been allocated to intangible assets, subject to amortization, for acquisitions completed in 2007, with $38,400 allocated to customer relationships, $26,000 allocated to technology use, $1,400 allocated to trademarks and $510 allocated to non-compete agreements. Intangible assets subject to amortization acquired in 2007 have been preliminarily assigned useful lives ranging from 5 to 20 years, with a weighted-average amortization period of 19.6 years. Intangibles assets subject to amortization acquired in 2006 were assigned useful lives ranging from 6 to 15 years and have a weighted-average amortization period of 10.3 years.
Note 9 – Stock Compensation Plans
Under the Company’s long-term incentive plan, shares of common stock have been made available to grant, at the discretion of the Compensation Committee of the Board of Directors, to officers and key associates in the form of stock option awards. Stock option awards typically have a ten-year term and generally vest in 25% increments annually beginning on the first anniversary of the date of grant. In addition to stock option awards, the Company has granted restricted shares under the long-term incentive plan. Restricted shares typically vest in 25% increments annually beginning on the first year anniversary of the date of grant and have historically been expensed over the vesting period.
On January 1, 2006, the Company adopted the provisions of SFAS No. 123(R) and elected to use the modified prospective transition method. The modified prospective transition method requires that compensation cost be recognized in the financial statements for all stock option awards granted after the date of adoption and for all unvested stock option awards granted prior to the date of adoption. In accordance with SFAS No. 123(R), prior period amounts were not restated. Additionally, the Company elected to calculate its initial pool of excess tax benefits using the simplified alternative approach described in FASB Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Prior to the adoption of SFAS No. 123(R), the Company utilized the intrinsic-value based method of accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, and the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”
Prior to January 1, 2006, no stock-based compensation expense was recognized for stock option awards under the intrinsic-value based method. During 2007 and 2006, the Company recognized stock-based compensation expense of $5,348 ($3,423 after-tax or $0.04 basic and diluted share) and $6,000 ($3,800 after-tax or $0.04 basic and diluted share), respectively, for stock option awards. The effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to 2005 is included in Note 1 – Significant Accounting Policies.
The fair value of significant stock option awards granted during 2007 and 2006 was estimated at the date of grant using a Black-Scholes option-pricing method with the following assumptions:

	2007	2006

Assumptions:
Weighted average fair value per option	$9.99	$9.59
Risk-free interest rate	4.71%	4.53%
Dividend yield	2.06%	2.14%
Expected stock volatility	0.351	0.348
Expected life — years	6	5

Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and the expected lives of the options. The dividend yield was calculated based upon last dividend prior to the grant compared to the trailing 12 months’ daily stock prices. The risk-free interest rate was based upon yields of U.S. zero coupon issues with a term equal to the expected life of the option being valued. Forfeitures were estimated at 2%.
A summary of option activity as of December 31, 2007 and changes during the year then ended is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term	(000’s)

Outstanding — beginning of year	5,269,108	$24.21
Granted	830,250	29.23
Exercised	(1,552,979)	22.32
Canceled or expired	(93,532)	28.53

Outstanding — end of year	4,452,847	$25.72	6 years	$31,274

Options exercisable	2,618,865	$23.74	5 years	$23,708

The Company has also issued performance-based nonqualified stock options that vest contingent upon the Company’s common shares reaching specified fair market values. No performance-based nonqualified stock options were awarded in 2007, 2006 or 2005. Compensation expense under these plans was zero, zero, and $3,500 in 2007, 2006, and 2005, respectively.
Exercise price ranges for options outstanding as of December 31, 2007 are $15.02 to $19.56, $21.99 to $26.44, and $28.30 to $33.75. The number of options outstanding corresponding with these ranges are 940,193, 1,619,892 and 1,892,762, respectively. The number of options exercisable corresponding with these ranges are 910,193, 1,187,675 and 520,997, respectively.
The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $16,400, $11,000 and $22,600, respectively. Net cash proceeds from the exercise of stock options were $32,000, $18,700 and $39,800, respectively. Income tax benefits were $5,500, $3,900 and $8,200 for the years ended December 31, 2007, 2006 and 2005, respectively.
A summary of restricted share and deferred share activity for the year ended December 31, 2007 is as follows:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value

Outstanding — beginning of year	895,898	$27.32
Granted	400,628	29.48
Vested	(318,393)	26.39
Canceled or expired	(32,443)	28.28

Outstanding — end of year	945,690	$28.53

The Company offers a performance unit component under its long-term incentive plan to certain employees in which awards are earned based on Company performance measured by two metrics over a three-year performance period. The Compensation Committee of the Board of Directors can elect to make payments that become due in the form of cash or shares of the Company’s common stock. A total of 48,025, 47,153 and 38,788 performance units were granted in 2007, 2006 and 2005, respectively. Since the inception of the plan, 30,824 performance units were cancelled. Each performance unit has a cash value of $100.

As of December 31, 2007, a total of 945,690 deferred shares, deferred dividend credits, restricted shares and director common shares have been awarded and are not vested. The Company distributed 318,393, 261,877 and 146,250 shares in 2007, 2006 and 2005, respectively, as a result of these awards. The shares awarded in 2007, 2006 and 2005 totaled 400,628, 433,861 and 413,267, respectively. The Company recognized compensation expense of $10,800, $9,600 and $5,800 for the years ended December 31, 2007, 2006 and 2005, respectively, relating to restricted shares and deferred shares.
As of December 31, 2007, the Company had unrecognized compensation expense of $26,000, before taxes, related to stock option awards, restricted shares and deferred shares. The unrecognized compensation expense is expected to be recognized over a total weighted average period of two years. The number of shares available for future grants for all plans at December 31, 2007 is 2,450,429.
Note 10 – Financial Instruments
As a result of its worldwide operating activities, the Company is exposed to changes in foreign currency exchange rates, which affect its results of operations and financial condition. The Company and certain subsidiaries enter into forward foreign currency exchange contracts to manage exposure to currency rate fluctuations, primarily related to anticipated purchases of inventory and equipment. At December 31, 2007 and 2006, the Company had forward foreign currency exchange contracts, all having maturities of less than twenty-four months, with notional amounts of $65,978 and $247,586, respectively, and fair value liabilities of $745 and $4,099, respectively. The forward foreign currency exchange contracts were entered into primarily by the Company’s domestic entity to manage Euro exposures relative to the U.S. dollar and by its European subsidiaries to manage Euro and U.S. dollar exposures. For derivative instruments that qualify for hedge accounting, unrealized gains and losses are deferred and included in accumulated other comprehensive loss. These deferred gains and losses are reclassified from accumulated other comprehensive loss and recognized in earnings when the future transactions occur. For derivative instruments that do no qualify for hedge accounting, gains and losses are recognized immediately in earnings.
During 2004, the Company entered into interest rate swaps with a total notional value of $80,000 to hedge a portion of its fixed-rate debt. Under the terms of the interest rate swaps, the Company receives interest at fixed rates and pays interest at variable rates. The maturity dates of the interest rate swaps are January 15, 2008 and February 15, 2010. The fair value of these swaps at December 31, 2007 was an asset of $149 and was included in other non-current assets. At December 31, 2006, the fair value of these swaps was a liability of $2,626 and was included in other non-current liabilities. These instruments are designated and qualify as fair value hedges. Accordingly, the gain or loss on both the hedging instrument and the hedged item attributable to the hedged risk are recognized in earnings.
The carrying value of cash and cash equivalents, accounts receivable, commercial paper, short-term borrowings and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $445,800 and $440,700 at December 31, 2007 and 2006, respectively. The carrying value of this debt at such dates was $447,700 and $450,200, respectively.

Note 11 — Research and Development
The Company performs research and development under company-funded programs and under contracts with the federal government and others. Expenditures committed to research and development amounted to $60,500, $67,900 and $60,100 for 2007, 2006, and 2005, respectively. Of these amounts, $6,200, $8,000 and $7,200 respectively, were funded by others. Expenditures may fluctuate from year to year depending on special projects and needs.
Note 12 – Equity Investments
Investments accounted for under the equity method were approximately $14,426 and $12,144 at December 31, 2007 and 2006, respectively, and were reported in other non-current assets on the Consolidated Balance Sheet. During the third quarter of 2007, the Company sold its investment in Timken-NSK Bearings (Suzhou) Co., Ltd., a joint venture based in China, and recognized a pretax gain on divestiture of $670. In the first quarter of 2006, the Company sold a portion of CoLinx, LLC due to the addition of another Company to the joint venture and recognized a pretax gain on divestiture of $660.
Equity investments are reviewed for impairment when circumstances (such as lower-than-expected financial performance or change in strategic direction) indicate that the carrying value of the investment may not be recoverable. If impairment does exist, the equity investment is written down to its fair value with a corresponding charge to the Consolidated Statement of Income. No impairments were recorded during 2007 and 2006 relating to the Company’s equity investments.
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

Note 13 – Retirement and Postretirement Benefit Plans
The Company sponsors defined contribution retirement and savings plans covering substantially all associates in the United States and certain salaried associates at non-U.S. locations. The Company contributes shares of the Company’s common stock to certain plans based on formulas established in the respective plan agreements. At December 31, 2007, the plans held 9,886,595 shares of the Company’s common stock with a fair value of $324,775. Company contributions to the plans, including performance sharing, amounted to $27,405 in 2007, $28,074 in 2006 and $25,801 in 2005. The Company paid dividends totaling $6,645 in 2007, $6,947 in 2006 and $7,224 in 2005, to plans holding shares of the Company’s common stock.
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
The Company and its subsidiaries sponsor a number of defined benefit pension plans, which cover eligible associates. The cash contributions for the Company’s defined benefit pension plans were $102,053 and $264,756 in 2007 and 2006, respectively.
On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 required the Company to recognize the funded status (i.e., the difference between the Company’s fair value of plan assets and the projected benefit obligations) of its defined benefit pension and postretirement benefit plans (collectively, the postretirement benefit plans) on the December 31, 2006 Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs and unrecognized transition obligation remaining from the initial adoption of SFAS No. 87 and SFAS No. 106, all of which were previously netted against the plans’ funded status on the Company’s Consolidated Balance Sheet in accordance with the provisions of SFAS No. 87 and SFAS No. 106. These amounts will be subsequently recognized as net periodic benefit cost in accordance with the Company’s historical accounting policy for amortizing these amounts. In addition, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods will be recognized as a component of other comprehensive income. These amounts will be subsequently recognized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS No. 158.
The incremental effects of adopting the provisions of SFAS No. 158 on the Company’s Consolidated Balance Sheet at December 31, 2006 are presented in the following table. The adoption of SFAS No. 158 had no effect on the Company’s Consolidated Statement of Income for the years ended December 31, 2006 and 2005, respectively, and it will not affect the Company’s operating results in subsequent periods.

	At December 31, 2006
	Prior to	Effect of	As Reported
	Adopting	Adopting	at December
Pension and Postretirement Benefit Plans	SFAS No. 158	SFAS No. 158	31, 2006

Assets:
Other intangible assets	$166,642	$(62,572)	$104,070
Other non-current assets	50,579	3,729	54,308
Deferred income taxes	70,540	184,453	254,993

Total assets	$3,905,923	$125,610	$4,031,533

Liabilities and Shareholders’ Equity
Pension and postretirement benefit liabilities	$860,805	$457,976	$1,318,781
Accumulated other comprehensive income	(212,196)	(332,366)	(544,562)

Total liabilities and shareholders’ equity	$3,905,923	$125,610	$4,031,533

In the table presented above, deferred income taxes represent current and non-current deferred income tax assets on the Consolidated Balance Sheet as of December 31, 2006. In addition, pension and postretirement benefit liabilities represent salaries, wages and benefits, accrued pension cost and accrued postretirement benefits costs on the Consolidated Balance Sheet as of December 31, 2006.

The following tables set forth the change in benefit obligation, change in plan assets, funded status and amounts recognized on the Consolidated Balance Sheet of the defined benefit pension and postretirement benefits as of December 31, 2007 and 2006:

	Defined Benefit
	Pension Plans		Postretirement Plans
	2007	2006	2007	2006

Change in benefit obligation
Benefit obligation at beginning of year	$2,801,482	$2,771,673	$740,231	$821,246
Service cost	41,642	45,414	4,874	5,277
Interest cost	155,076	154,992	41,927	44,099
Amendments	2,300	879	362	—
Actuarial losses (gains)	(167,826)	53,405	(16,834)	(44,285)
Associate contributions	673	1,010	—	—
International plan exchange rate change	18,292	48,607	634	(11)
Acquisition (divestitures)	—	(503)	—	—
Curtailment (gain) loss	227	(740)	—	—
Benefits paid	(165,865)	(166,552)	(50,835)	(51,653)
Settlements	—	(106,703)	—	(34,442)

Benefit obligation at end of year	$2,686,001	$2,801,482	$720,359	$740,231

Change in plan assets (1)
Fair value of plan assets at beginning of year	$2,389,385	$2,104,175
Actual return on plan assets	209,237	255,290
Associate contributions	673	1,010
Company contributions / payments	102,053	264,756	50,835	51,653
International plan exchange rate change	11,363	32,385
Benefits paid	(165,865)	(166,552)	(50,835)	(51,653)
Settlements	—	(101,679)

Fair value of plan assets at end of year	$2,546,846	$2,389,385	$—	$—

Funded status at end of year	$(139,155)	$(412,097)	$(720,359)	$(740,231)

Amounts recognized in the Consolidated Balance Sheet
Non-current assets	$36,015	$3,729	$—	$—
Current liabilities	(5,806)	(5,388)	(57,980)	(57,297)
Non-current liabilities	(169,364)	(410,438)	(662,379)	(682,934)

	$(139,155)	$(412,097)	$(720,359)	$(740,231)

Amounts recognized in accumulated other comprehensive income
Net actuarial loss	$500,084	$730,234	$160,900	$188,742
Net prior service cost (credit)	64,069	72,157	1,756	(420)
Net transition obligation (asset)	(199)	(333)	—	—

Accumulated other comprehensive income	$563,954	$802,058	$162,656	$188,322

(1)	Plan assets are primarily invested in listed stocks and bonds and cash equivalents.

Defined benefit pension plans in the United States represent 84% of the benefit obligation and 87% of the fair value of plan assets as of December 31, 2007.
Certain of the Company’s postretirement benefit plans have an overfunded status as of December 31, 2007. As a result, $36,015 and $3,729 at December 31, 2007 and 2006, respectively, are included in other non-current assets on the Consolidated Balance Sheet. The current portion of accrued pension cost, which is included in salaries, wages and benefits on the Consolidated Balance Sheet, was $5,806 and $5,388 at December 31, 2007 and 2006, respectively. The current portion of accrued postretirement benefit cost, which is included in salaries, wages and benefits on the Consolidated Balance Sheet, was $57,980 and $57,297 at December 31, 2007 and 2006, respectively. In 2007, the current portion of accrued pension cost and accrued postretirement benefit cost relates to unfunded plans and represents the actuarial present value of expected payments related to the plans to be made over the next 12 months.
In 2007, investment performance and Company contributions increased the Company’s pension fund asset values.
The accumulated benefit obligations at December 31, 2007 exceeded the market value of plan assets for the majority of the Company’s plans. For these plans, the projected benefit obligation was $472,000, the accumulated benefit obligation was $443,000 and the fair value of plan assets was $304,000 at December 31, 2007.
For 2008 expense, the Company’s discount rate will be 6.3%.
As of December 31, 2007 and 2006, the Company’s defined benefit pension plans did not hold a material amount of shares of the Company’s common stock.
The following tables summarize the assumptions used by the consulting actuary and the related benefit cost information for the years ended December 31:

	Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005

Assumptions
Discount rate	6.300%	5.875%	5.875%	6.300%	5.875%	5.875%
Future compensation assumption	3% to 4%	3% to 4%	3% to 4%
Expected long-term return on plan assets	8.75%	8.75%	8.75%

Components of net periodic benefit cost
Service cost	$41,642	$45,414	$40,049	$4,874	$5,277	$5,501
Interest cost	155,076	154,992	152,265	41,927	44,099	45,847
Expected return on plan assets	(189,500)	(173,437)	(153,493)	—	—	—
Amortization of prior service cost/(credit)	11,340	12,399	12,513	(1,814)	(1,941)	(4,446)
Amortization of net actuarial loss	47,338	56,779	49,902	11,008	12,238	16,275
Cost of SFAS 88 events	227	9,473	900	—	(25,400)	7,649
Amortization of transition asset	(178)	(171)	(118)	—	—	—

Net periodic benefit cost	$65,945	$105,449	$102,018	$55,995	$34,273	$70,826

	Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income (AOCI) (2)
AOCI at beginning of year	$802,058	$561,694	N/A	$188,322	$—	N/A
Net actuarial loss / (gain)	(187,210)	—	N/A	(16,834)	—	N/A
Prior service cost / (credit)	2,300	—	N/A	362	—	N/A
Recognized transition (obligation)/asset	178	—	N/A	—	—	N/A
Recognized net actuarial (loss) gain	(47,338)	—	N/A	(11,008)	—	N/A
Recognized prior service (cost)/credit	(11,340)	—	N/A	1,814	—	N/A
Recognition of loss / (gain):
Decrease prior to adoption of SFAS No. 158	—	(88,133)	N/A	—	—	N/A
Increase due to adoption of SFAS No. 158	—	328,497	N/A	—	188,322	N/A
Foreign currency impact	5,306	—	N/A	—	—	N/A

Total recognized in accumulated other comprehensive income at December 31	$563,954	$802,058	N/A	$162,656	$188,322	N/A

(2)	These disclosures are not applicable to 2005 defined benefit pension plans and postretirement plans due to SFAS No. 158 being effective for the year ended December 31, 2006.
The net periodic benefit cost for 2006 and 2005 includes $4,272 and $3,521, respectively, for defined benefit pension and postretirement plans retained by Latrobe Steel classified as discontinued operations.
The estimated net loss, prior service cost and net transition (asset)/obligation for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $27,976, $12,592 and $(98), respectively.
The estimated net loss and prior service credit for the postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $8,768 and $(1,814), respectively.
As a result of the Company’s sale of its Latrobe Steel subsidiary, Latrobe Steel retained responsibility for the pension and postretirement benefit obligations with respect to current and retired employees covered by collective bargaining agreements. As a result, the Company recognized a total settlement and curtailment pretax loss of $9,383 for the pension benefit obligations. In addition, the Company recognized a curtailment gain of $34,442 less a portion of an unrecognized loss of $9,042, resulting in one-time income of $25,400 associated with the postretirement benefit obligations retained by Latrobe Steel. The settlement and curtailment loss for the pension benefit obligations and the curtailment gain for postretirement benefit obligations were classified as discontinued operations. Pension and postretirement benefit obligations for the Latrobe Steel salaried associates and retirees will continue to be the Company’s responsibility.
For measurement purposes, the Company assumed a weighted-average annual rate of increase in the per capita cost (health care cost trend rate) for medical benefits of 9.5% for 2008, declining gradually to 5.0% in 2014 and thereafter; and 11.0% for 2008, declining gradually to 5.0% in 2014 and thereafter for prescription drug benefits and HMO benefits.
The assumed health care cost trend rate may have a significant effect on the amounts reported. A one percentage point increase in the assumed health care cost trend rate would increase the 2007 total service and interest cost components by $1,074 and would increase the postretirement benefit obligation by $18,639. A one percentage point decrease would provide corresponding reductions of $1,011 and $17,588, respectively.

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
The effect on the accumulated postretirement benefit obligation attributed to past service as of January 1, 2007 is a reduction of $41,921 and the effect on the amortization of actuarial losses, service cost, and interest cost components of net periodic benefit cost is a reduction of $6,435. The 2007 expected subsidy was $2,441, of which $2,167 was received prior to December 31, 2007.
Plan Assets:
The Company’s pension asset allocation at December 31, 2007 and 2006 and target allocation are as follows:

	Current Target	Percentage of Pension Plan Assets at
	Allocation	December 31
Asset Category		2007	2006

Equity securities	55% to 65%	67%	67%
Debt securities	35% to 45%	33%	33%

Total	100%	100%	100%

The Company recognizes its overall responsibility to ensure that the assets of its various defined benefit pension plans are managed effectively and prudently and in compliance with its policy guidelines and all applicable laws. Preservation of capital is important; however, the Company also recognizes that appropriate levels of risk are necessary to allow its investment managers to achieve satisfactory long-term results consistent with the objectives and the fiduciary character of the pension funds. Asset allocations are established in a manner consistent with projected plan liabilities, benefit payments and expected rates of return for various asset classes. The expected rate of return for the investment portfolio is based on expected rates of return for various asset classes, as well as historical asset class and fund performance. At the end of 2007, the Company approved a revision to the target allocation for its defined benefit pension plans, which is reflected in the above table, together with other investment strategy changes. Historically, the target allocations were 60% to 70% for equity securities and 30% to 40% for debt securities. The transition to the new target allocation will be accomplished during 2008, and the Company does not expect the new allocation or other investment strategy changes to significantly impact asset returns or plan expense going forward.
Cash Flows:

Employer Contributions to Defined Benefit Plans

2006	$264,756
2007	$102,053
2008 (planned)	$21,432

Future benefit payments are expected to be as follows:

Benefit Payments	Pension Benefits	Postretirement Benefits
			Expected Medicare	Net Including
		Gross	Subsidies	Medicare Subsidies

2008	$170,182	$62,683	$2,877	$59,806
2009	$173,183	$66,336	$2,846	$63,490
2010	$174,284	$68,967	$3,160	$65,807
2011	$176,565	$70,265	$3,523	$66,742
2012	$180,199	$70,056	$3,914	$66,142
2013-2017	$956,698	$324,236	$25,205	$299,031

The pension accumulated benefit obligation was $2,571,893 and $2,642,405 at December 31, 2007 and 2006, respectively.

Note 14 – Segment Information
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
Measurement of segment profit or loss and segment assets
The Company evaluates performance and allocates resources based on return on capital and profitable growth. The primary measurement used by management to measure the financial performance of each Group is adjusted EBIT (earnings before interest and taxes, excluding special items such as impairment and restructuring charges, rationalization and integration costs, one-time gains or losses on sales of assets, allocated receipts or payments made under the CDSOA, gains and losses on the dissolution of a subsidiary, acquisition-related currency exchange gains, and other items similar in nature). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at values based on market prices, which creates intercompany profit on intersegment sales or transfers that is eliminated in consolidation.
Factors used by management to identify the enterprise’s reportable segments
The Company reports net sales by geographic area in a manner that is more reflective of how the Company operates its segments, which is by the destination of net sales. Long-lived assets by geographic area are reported by the location of the subsidiary.

Geographic Financial Information	United States	Europe	Other Countries	Consolidated

2007
Net sales	$3,392,065	$963,908	$880,047	$5,236,020
Long-lived assets	1,228,399	264,531	229,151	1,722,081

2006
Net sales	$3,370,244	$849,915	$753,206	$4,973,365
Long-lived assets	1,152,101	275,094	174,364	1,601,559

2005
Net sales	$3,295,171	$812,960	$715,036	$4,823,167
Long-lived assets	1,053,416	270,710	149,948	1,474,074

Segment Financial Information	2007	2006	2005

Net sales to external customers:
Industrial Group	$2,298,701	$2,072,495	$1,925,211
Automotive Group	1,522,227	1,573,034	1,661,048
Steel Group	1,415,092	1,327,836	1,236,908

	$5,236,020	$4,973,365	$4,823,167

Intersegment sales:
Industrial Group	$1,811	$1,998	$1,847
Steel Group	146,514	144,424	178,157

	$148,325	$146,422	$180,004

Segment EBIT, as adjusted:
Industrial Group	$237,737	$201,334	$199,936
Automotive Group	(70,260)	(73,696)	(19,886)
Steel Group	213,080	206,691	175,772

Total EBIT, as adjusted, for reportable segments	$380,557	$334,329	$355,822

Impairment and restructuring	(40,378)	(44,881)	(26,093)
Loss on divestitures	(528)	(64,271)	—
Rationalization and integration charges	(34,521)	(24,393)	(17,270)
Gain on sale of non-strategic assets, net of dissolution of subsidiary	4,648	7,953	8,547
CDSOA receipts, net of expenses	7,854	87,907	77,069
Other	737	(1,210)	(194)
Interest expense	(42,684)	(49,387)	(51,585)
Interest income	7,045	4,605	3,437
Intersegment adjustments	(473)	3,582	(3,195)

Income from Continuing Operations before Income Taxes	$282,257	$254,234	$346,538

Assets employed at year-end:
Industrial Group	$2,289,775	$1,954,589	$1,748,619
Automotive Group	1,236,340	1,243,872	1,231,348
Steel Group	853,122	828,650	770,325

	$4,379,237	$4,027,111	$3,750,292
Discontinued Operations	—	—	243,442

	$4,379,237	$4,027,111	$3,993,734

Capital expenditures:
Industrial Group	148,510	132,815	87,932
Automotive Group	81,608	111,079	100,369
Steel Group	83,803	52,199	29,110

	$313,921	$296,093	$217,411

Depreciation and amortization
Industrial Group	91,038	74,005	73,278
Automotive Group	81,923	81,091	85,345
Steel Group	45,392	41,496	51,033

	$218,353	$196,592	$209,656

Note 15 – Income Taxes
Income from Continuing Operations before income taxes, based on geographic location of the operation to which such earnings are attributable, is provided below. As the Company has elected to treat certain foreign subsidiaries as branches for U.S. income tax purposes, pretax income attributable to the U.S. shown below may differ from the pretax income reported on the Company’s annual U.S. Federal income tax return.

	Income from Continuing Operations before
	income taxes

	2007	2006	2005

United States	$222,800	$225,028	$278,212
Non-United States	59,457	29,206	68,326

Income from Continuing Operations before income taxes	$282,257	$254,234	$346,538

The provision for income taxes consisted of the following:

	2007	2006	2005

Current:
Federal	$20,433	$86,206	$9,271
State and local	1,887	(651)	(2,559)
Foreign	29,147	18,635	24,778

	51,467	104,190	31,490

Deferred:
Federal	15,868	(20,977)	85,377
State and local	(2,550)	1,086	1,987
Foreign	(1,917)	(6,504)	(5,972)

	11,401	(26,395)	81,392

United States and foreign taxes on income	$62,868	$77,795	$112,882

The Company made income tax payments of approximately $58,000, $90,600 and $29,200 in 2007, 2006 and 2005, respectively.
The following is the reconciliation between the provision for income taxes and the amount computed by applying U.S. Federal income tax rate of 35% to income before taxes:

	2007	2006	2005

Income tax at the U.S. federal statutory rate	$98,790	$88,982	$121,288
Adjustments:
State and local income taxes, net of federal tax benefit	(431)	283	(373)
Tax on foreign remittances and U.S. tax on foreign income	4,920	6,395	16,124
Losses without current tax benefits	17,278	7,242	1,365
Tax holidays and foreign earnings taxes at different rates	(16,999)	(13,334)	(8,515)
Deductible dividends paid to ESOP	(2,380)	(2,318)	(2,279)
Benefits related to U.S. exports	—	(5,325)	(9,971)
Accrual of tax-free Medicare subsidy	(2,252)	(2,604)	(3,055)
U.S. domestic manufacturing deduction	(4,725)	(704)	—
U.S. research and development credit	(2,451)	—	—
Accruals and settlements related to tax audits	(26,200)	(3,294)	4,001
Other items (net)	(2,682)	2,472	(5,703)

Provision for income taxes	$62,868	$77,795	$112,882

Effective income tax rate	22.3%	30.6%	32.6%

In connection with various investment arrangements, the Company was granted “holidays” from income taxes in the Czech Republic and at certain affiliates in China and India. These agreements were new to the Company in 2003 and are expected to begin to expire in 2008. In total, the agreements reduced income tax expense by $7,400 in 2007, $3,700 in 2006 and $4,300 in 2005. These savings resulted in an increase to earnings per diluted share of $0.08 in 2007, $0.04 in 2006 and $0.05 in 2005.
The Company plans to reinvest undistributed earnings of non-U.S. subsidiaries, which amounted to approximately $320,000 and $235,000 at December 31, 2007 and December 31, 2006, respectively. Accordingly, a deferred income tax liability and taxes on the repatriation of such earnings have not been provided. If these earnings were repatriated, additional tax expense of approximately $112,000 in 2007 and $82,000 in 2006 would have been incurred.
The effect of temporary differences giving rise to deferred tax assets and liabilities at December 31, 2007 and 2006 were as follows:

	2007	2006

Deferred tax assets:
Accrued postretirement benefits cost	$210,659	$232,638
Accrued pension cost	147,185	198,576
Inventory	26,176	33,244
Benefit accruals	17,425	7,030
Tax loss and credit carryforwards	156,885	159,240
Other–net	35,055	47,978
Valuation allowance	(188,013)	(191,894)

	405,372	486,812
Deferred tax liability – depreciation & amortization	(250,698)	(239,116)

Net deferred tax asset	$154,674	$247,696

The Company has U.S. loss carryforwards with tax benefits totaling $3,500. These losses will start to expire in 2010. In addition, the Company has loss carryforwards in various foreign jurisdictions with tax benefits totaling $145,300 having various expiration dates, and state and local loss carryforwards and credit carryforwards, with tax benefits of $4,100 and $2,600, respectively, which will begin to expire in 2008. The Company has provided valuation allowances of $119,200 against certain of these carryforwards. The Company has provided valuation allowances of $68,800 against deferred tax assets other than tax losses and credit carryforwards.
Effective January 1, 2007, the Company adopted FIN 48, including the provisions of FASB Staff Position No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48.” In connection therewith, the Company recorded a $5,600 increase to retained earnings to recognize net tax benefits under the recognition and measurement criteria of FIN 48 that were previously not recognized under the Company’s former accounting policy. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense. As of January 1, 2007, the Company had approximately $7,800 of accrued interest and penalties related to uncertain tax positions. As of January 1, 2007, the Company had approximately $137,300 of total gross unrecognized tax benefits.
As of December 31, 2007, the Company had approximately $113,100 of total gross unrecognized tax benefits. Included in this amount is approximately $22,200, which represents the amount of unrecognized tax benefits that would favorably impact the Company’s effective income tax rate in any future periods if such benefits are recognized. As of December 31, 2007, the Company anticipates a decrease in its unrecognized tax positions of approximately $70,000 to $75,000 during the next 12 months. The anticipated decrease is primarily due to settlements and resulting cash payments related to tax years 2002 through 2005, which are currently under examination by the Internal Revenue Service (IRS). The tax positions under examination include the timing of income recognition for certain amounts received by the Company and treated as capital contributions pursuant to Internal Revenue Code Section 118 and other miscellaneous items. As of December 31, 2007, the Company has accrued approximately $6,800 of interest and penalties related to uncertain tax positions.
As of December 31, 2007, the Company is subject to examination by the IRS for tax years 2002 to the present. The Company is also subject to tax examination in various U.S. state and local tax jurisdictions for tax years 1997 to the present, as well as various foreign tax jurisdictions, including France, Germany, India and Canada, for tax years 1999 to the present.

The following chart reconciles the Company’s total gross unrecognized tax benefits for the year ended December 31, 2007.

Balance at January 1, 2007	$137,300
Tax positions related to the current year:
Additions	7,100
Tax positions related to prior years:
Additions	12,000
Reductions	(31,200)
Settlements with tax authorities	(1,400)
Lapses in statutes of limitation	(10,700)

Balance at December 31, 2007	$113,100

The decrease in gross unrecognized tax benefits during 2007 was due primarily to the recognition of a $29,800 tax benefit for a prior year tax position in the first quarter of 2007 as a result of a change in tax law during the quarter. The tax position related to one of the Company’s foreign affiliates and was not anticipated as of the beginning of the year.
The current portion of the Company’s unrecognized tax benefits is presented on the Consolidated Balance Sheet within income taxes payable, and the non-current portion is recorded as a component of other non-current liabilities.
Note 16 – Subsequent Events
On February 15, 2008, the Company completed the sale of its former European seamless steel tube facility located in Desford, England for approximately $28,000 and expects to recognize a pretax gain of approximately $20,000 during the first quarter of 2008.
On February 22, 2008, the Company announced the acquisition of the assets of Boring Specialties, Inc. (BSI), a leading provider of a wide range of precision deep-hole oil and gas drilling and extraction products and services. Based in Houston, Texas, BSI had 2006 sales of approximately $48,000 and employs 190 people.

Quarterly Financial Data
(Unaudited)

2007	1st	2nd	3rd	4th	Total

(Dollars in thousands, except per share data)
Net sales	$1,284,513	$1,349,231	$1,261,239	$1,341,037	$5,236,020
Gross profit	256,019	287,979	250,409	259,427	1,053,834
Impairment and restructuring charges	13,776	7,254	11,840	7,508	40,378
Income from continuing operations (1)	74,254	55,601	41,243	48,291	219,389
Income from discontinued operations (3)	940	(275)	—	—	665
Net income	75,194	55,326	41,243	48,291	220,054
Net income per share — Basic:
Income from continuing operations	0.79	0.59	0.43	0.51	2.32
Income from discontinued operations	0.01	—	—	—	0.01

Total net income per share	0.80	0.59	0.43	0.51	2.33

Net income per share — Diluted:
Income from continuing operations	0.78	0.58	0.43	0.50	2.29
Income from discontinued operations	0.01	—	—	—	0.01

Total net income per share	0.79	0.58	0.43	0.50	2.30

Dividends per share	0.16	0.16	0.17	0.17	0.66

2006	1st	2nd	3rd	4th	Total

Net sales	$1,254,308	$1,302,174	$1,185,962	$1,230,921	$4,973,365
Gross profit	269,813	293,849	232,397	209,035	1,005,094
Impairment and restructuring charges	1,040	7,469	2,682	33,690	44,881
Income from continuing operations (2)	57,094	64,888	38,688	15,769	176,439
Income from discontinued operations (3)	8,846	9,803	7,859	19,580	46,088
Net income	65,940	74,691	46,547	35,349	222,527
Net income per share — Basic:
Income from continuing operations	0.61	0.70	0.41	0.17	1.89
Income from discontinued operations	0.10	0.10	0.09	0.21	0.49

Total net income per share	0.71	0.80	0.50	0.38	2.38

Net income per share — Diluted:
Income from continuing operations	0.61	0.69	0.41	0.17	1.87
Income from discontinued operations	0.09	0.10	0.08	0.20	0.49

Total net income per share	0.70	0.79	0.49	0.37	2.36

Dividends per share	0.15	0.15	0.16	0.16	0.62
Earnings per share are computed independently for each of the quarters presented, therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

(1)	Income from continuing operations for the first quarter includes a favorable discrete tax adjustment of $32.1 million to recognize the benefits of a prior year tax position due to a change in tax law. Income from continuing operations for the fourth quarter includes $7.9 million, resulting from the CDSOA.

(2)	Income from continuing operations for the second quarter includes $10.0 million related to the loss on divestiture of the Company’s Timken Precision Components — Europe business. Income from continuing operations for the third quarter includes a $7.0 million charge for product warranty. Income from continuing operations for the fourth quarter includes $54.3 million related to the loss on divestiture of the Company’s steering business, a $11.8 million charge for product warranty and income of $87.9 million, resulting from the CDSOA.

(3)	Income from discontinued operations for 2007 reflects an additional gain on the sale of Latrobe Steel, net of tax, primarily due to a purchase price adjustment. Income from discontinued operations for 2006 reflects the operating results and gain on sale of Latrobe Steel, net of tax.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
     The Timken Company
We have audited the accompanying consolidated balance sheets of The Timken Company and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Timken Company and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, “Significant Accounting Policies,” in 2007 the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No.109” and changed its method of accounting for certain inventories. In addition, as discussed in Note 9 and Note 13 to the consolidated financial statements, in 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” and Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).”
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Timken Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2008 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Cleveland, Ohio
February 25, 2008

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
There have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the Company’s fourth quarter of 2007.
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
Timken management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment under COSO’s “Internal Control-Integrated Framework,” management believes that, as of December 31, 2007, Timken’s internal control over financial reporting is effective.
On October 22, 2007, the Company acquired the assets of The Purdy Corporation. As permitted by SEC guidance, the scope of Timken’s evaluation of internal control over financial reporting as of December 31, 2007 did not include the internal control over financial reporting of Purdy, which the Company now operates as Timken Aerospace Transmissions, LLC. The results of Timken Aerospace Transmissions are included in the Company’s consolidated financial statements beginning on October 22, 2007, and represented less than five percent of total assets at December 31, 2007, and less than one percent of net sales and less than two percent of net income for the year then ended. The Company will include Timken Aerospace Transmissions in the Company’s internal controls over financial reporting assessment as of December 31, 2008.
Ernst & Young LLP, independent registered public accounting firm, has issued an audit report on our assessment of Timken’s internal control over financial reporting as of December 31, 2007, which is presented below.
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of The Timken Company
We have audited The Timken Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Timken Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
As indicated in the accompanying Report of Management on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of The Purdy Corporation, which is included in the 2007 consolidated financial statements of The Timken Company and constituted less than five percent of total assets at December 31, 2007, and less than one percent of net sales and less than two percent of net income for the year then ended. Our audit of internal control over financial reporting of The Timken Company also did not include an evaluation of the internal control over financial reporting of The Purdy Corporation.
In our opinion, The Timken Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Timken Company as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of The Timken Company and our report dated February 25, 2008 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Cleveland, Ohio
February 25, 2008

Item 9B. Other Information
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Required information is set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Report Compliance” in the proxy statement filed in connection with the annual meeting of shareholders to be held May 1, 2008, and is incorporated herein by reference. Information regarding the executive officers of the registrant is included in Part I hereof. Information regarding the Company’s Audit Committee and its Audit Committee Financial Expert is set forth under the caption “Audit Committee” in the proxy statement filed in connection with the annual meeting of shareholders to be held May 1, 2008, and is incorporated herein by reference.
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
Item 11. Executive Compensation
Required information is set forth under the captions “ Compensation Discussion and Analysis,” “Summary Compensation Table,” “2007 Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “2007 Option Exercises and Stock Vested,” “Pension Benefits,” “Non-Qualified Deferred Compensation Plan,” “Termination of Employment and Change-in-Control Agreements,” “Director Compensation,” “Compensation Committee,” “Compensation Committee Report” in the proxy statement filed in connection with the annual meeting of shareholders to be held May 1, 2008, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Required information, including with respect to institutional investors owning more than 5% of the Company’s Common Stock, is set forth under the caption “Beneficial Ownership of Common Stock” in the proxy statement filed in connection with the annual meeting of shareholders to be held May 1, 2008, and is incorporated herein by reference.
Required information is set forth under the caption “Equity Compensation Plan Information” in the proxy statement filed in connection with the annual meeting of shareholders to be held May 1, 2008, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Required information is set forth under the caption “Election of Directors” in the proxy statement issued in connection with the annual meeting of shareholders to be held May 1, 2008, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Required information regarding fees paid to and services provided by the Company’s independent auditor during the years ended December 31, 2007 and 2006 and the pre-approval policies and procedures of the Audit Committee of the Company’s Board of Directors is set forth under the caption “Auditors” in the proxy statement issued in connection with the annual meeting of shareholders to be held May 1, 2008, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(2) – Schedule II – Valuation and Qualifying Accounts is submitted as a separate section of this report. Schedules I, III, IV and V are not applicable to the Company and, therefore, have been omitted.
(3)	Listing of Exhibits

Exhibit
(2)	Stock Purchase Agreement, dated as of December 8, 2006, by and among The Timken Company, Latrobe Steel Company, Timken Alloy Steel Europe Limited, Toolrock Holding, Inc. and Toolrock Acquisition LLC was filed on December 8, 2006 as an exhibit to Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(3)(i)	Amended Articles of Incorporation of The Timken Company (effective April 16, 1996) were filed with Form S-8 dated April 16, 1996 (Registration No. 333-02553), and are incorporated herein by reference.

(3)(ii)	Amended Regulations of The Timken Company effective April 21, 1987, were filed on March 29, 1993 with Form 10-K (Commission File No. 1-1169), and are incorporated herein by reference.

(4.0)	Amended and Restated Credit Agreement dated as of June 30, 2005 by and among: The Timken Company; Bank of America, N.A. and KeyBank National Association as Co-Administrative Agents; JP Morgan Chase Bank, N.A. and Wachovia Bank, National Association as Syndication Agents; KeyBank National Association as Paying Agent, L/C Issuer and Swing Line Lender; and other Lenders party thereto was filed July 7, 2005 with Form 8-K (Commission File No. 1-1169), and is incorporated herein by reference.

(4.1)	Indenture dated as of July 1, 1990, between Timken and Ameritrust Company of New York, which was filed with Timken’s Form S-3 registration statement dated July 12, 1990 (Registration No. 333-35773), and is incorporated herein by reference.

(4.2)	First Supplemental Indenture, dated as of July 24, 1996, by and between The Timken Company and Mellon Bank, N.A. was filed on November 13, 1996 with Form 10-Q (Commission File No. 1-1169), and is incorporated herein by reference.

(4.3)	Indenture dated as of February 18, 2003, between The Timken Company and The Bank of New York, as Trustee, providing for Issuance of Notes in Series was filed on March 27, 2003 with Form 10-K (Commission File No. 1-1169), and is incorporated herein by reference.

(4.4)	The Company is also a party to agreements with respect to other long-term debt in total amount less than 10% of the registrant’s consolidated total assets. The registrant agrees to furnish a copy of such agreements upon request.

(4.5)	Amended and Restated Receivables Purchase Agreement dated as of December 30, 2005 by and among: Timken Receivables Corporation; The Timken Corporation; Jupiter Securitization Corporation; and JP Morgan Chase Bank, N.A. was filed on January 6, 2006 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(4.6)	Amended and Restated Receivables Sales Agreement dated as of December 30, 2005 by and between Timken Corporation and Timken Receivables Corporation was filed on January 6, 2006 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

Listing of Exhibits (cont.)
Management Contracts and Compensation Plans
(10.0)	The Management Performance Plan of The Timken Company for Officers and Certain Management Personnel as revised on January 31, 2005 was filed on March 15, 2005 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.1)	The Timken Company 1996 Deferred Compensation Plan for officers and other key employees, amended and restated as of April 20, 1999 was filed on May 13, 1999 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.2)	Amendment to The Timken Company 1996 Deferred Compensation Plan was filed on March 3, 2004 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.3)	The Timken Company Long-Term Incentive Plan for directors, officers and other key employees as amended and restated as of February 6, 2004 and approved by shareholders on April 20, 2004 was filed as Appendix A to Proxy Statement filed on March 1, 2004 (Commission File No. 1-1169) and is incorporated herein by reference.

(10.4)	The form of Indemnification Agreements entered into with all Directors who are not Executive Officers of the Company was filed on April 1, 1991 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference. Each differs only as to name and date executed.

(10.5)	The form of Indemnification Agreements entered into with all Executive Officers of the Company who are not Directors of the Company was filed on April 1, 1991 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference. Each differs only as to name and date executed.

(10.6)	The form of Indemnification Agreements entered into with all Executive Officers of the Company who are also Directors of the Company was filed on April 1, 1991 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference. Each differs only as to name and date executed.

(10.7)	The form of Employee Excess Benefits Agreement entered into with all active Executive Officers, certain retired Executive Officers, and certain other key employees of the Company was filed on March 27, 1992 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference. Each differs only as to name and date executed.

(10.8)	Amendment to Employee Excess Benefits Agreement was filed on May 12, 2000 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.9)	The amended form of Employee Excess Benefits Agreement entered into with certain Executive Officers and certain key employees of the Company was filed on August 6, 2004 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference. Each differs only as to name and date executed.

(10.10)	Amended form of Excess Benefits Agreement entered into with the President & Chief Executive Officer and Senior Vice President – Technology (now President – Steel) was filed on August 6, 2004 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.11)	The Amended and Restated Supplemental Pension Plan of The Timken Company as adopted March 16, 1998 was filed on March 20, 1998 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

Listing of Exhibits (cont.)
Management Contracts and Compensation Plans (cont.)
(10.12)	Amendment to the Amended and Restated Supplemental Pension Plan of the Timken Company executed on December 29, 1998 was filed on March 30, 1999 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.13)	The form of The Timken Company Nonqualified Stock Option Agreement for nontransferable options without dividend credit as adopted on April 17, 2001 was filed on May 14, 2001 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.14)	The form of The Timken Company Nonqualified Stock Option Agreement for special award options (performance vesting) as adopted on April 18, 2000 was filed on May 12, 2000 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.15)	The form of Non-Qualified Stock Option Agreement for Officers adopted on January 31, 2005 was filed on February 4, 2005 as an exhibit to Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.16)	The form of Non-Qualified Stock Option Agreement for Officers adopted on February 6, 2006 was filed on February 10, 2006 as an exhibit to Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.17)	The Timken Company Senior Executive Management Performance Plan as Amended and Restated as of February 1, 2005 and approved by shareholders April 19, 2005 was filed as Appendix A to Proxy Statement filed on March 14, 2005 (Commission File No. 1-1169) and is incorporated herein by reference.

(10.18)	The Timken Company Non-Qualified Stock Option Agreement entered into with James W. Griffith and adopted on December 16, 1999 was filed on March 29, 2000 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.19)	The Timken Company Director Deferred Compensation Plan effective as of February 4, 2000 was filed on May 12, 2000 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.20)	The form of The Timken Company Deferred Shares Agreement as adopted on April 18, 2000 was filed on May 12, 2000 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.21)	The amended form of The Timken Company Deferred Shares Agreement was filed on August 6, 2004 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.22)	The form of The Timken Company Restricted Share Agreement as adopted on January 31, 2005 was filed on February 4, 2005 as an exhibit to Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.23)	The form of The Timken Company Restricted Share Agreement as adopted on February 6, 2006 was filed on February 10, 2006 as an exhibit to Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.24)	The form of The Timken Company Performance Vested Restricted Share Agreement for Executive Officers as adopted on February 4, 2008 was filed on February 7, 2008 as an exhibit to Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

Listing of Exhibits (cont.)
Management Contracts and Compensation Plans (cont.)
(10.25)	The form of The Timken Company Performance Unit Agreement as adopted on February 6, 2006 was filed on February 10, 2006 as an exhibit to Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.26)	The form of The Timken Company Performance Unit Agreement as adopted on February 4, 2008 was filed on February 7, 2008 as an exhibit to Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.27)	The form of The Timken Company Restricted Share Agreement for Non-Employee Directors as adopted on January 31, 2005 was filed on March 15, 2005 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.28)	The form of The Timken Company Non-Qualified Stock Option Agreement for Non-Employee Directors as adopted on January 31, 2005 and was filed on March 15, 2005 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.29)	Restricted Shares Agreement entered into with Glenn A. Eisenberg was filed on March 28, 2002 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.30)	Executive Severance Agreement entered into with Glenn A. Eisenberg was filed on March 27, 2003 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.31)	The form of The Timken Company 1996 Deferred Compensation Plan Election Agreement as adopted on December 17, 2003 was filed on March 3, 2004 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.32)	The form of Associate Election Agreement under the 1996 Deferred Compensation Plan was filed on February 4, 2005 as an exhibit to Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.33)	The form of The Timken Company 1996 Deferred Compensation Plan Election Agreement for Deferral of Restricted Shares was filed on August 13, 2002 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.34)	The form of The Timken Company Director Deferred Compensation Plan Election Agreement was filed on May 15, 2003 with Form 10-Q (Commission File Number 1-1169) and is incorporated herein by reference. Each differs only as to name and date executed.

(10.35)	The form of Non-employee Director Election Agreement under the 1996 Deferred Compensation Plan was filed on February 4, 2005 as an exhibit to Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.36)	Deferred Share Agreement entered into with Michael C. Arnold was filed on February 10, 2006 as an exhibit to Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.37)	Form of Severance Agreement between The Timken Company and certain of its officers was filed on June 9, 2006 as an exhibit to Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

Listing of Exhibits (cont.)
(12)	Computation of Ratio of Earnings to Fixed Charges.

(18)	Preferability Letter was filed on May 9, 2007 as an exhibit to Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(21)	A list of subsidiaries of the registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31.1)	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY

By	/s/ James W. Griffith	By	/s/ Glenn A. Eisenberg

James W. Griffith		Glenn A. Eisenberg
President, Chief Executive Officer and Director		Executive Vice President — Finance
(Principal Executive Officer)		and Administration (Principal Financial Officer)
Date: February 28, 2008		Date: February 28, 2008

		By	/s/ J. Ted Mihaila

J. Ted Mihaila
Senior Vice President and Controller
(Principal Accounting Officer)
Date: February 28, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Phillip R. Cox*

Phillip R. Cox Director		Frank C. Sullivan Director
Date: February 28, 2008		Date: February 28, 2008

By	/s/ Jerry J. Jasinowski*	By	/s/ John M. Timken, Jr.*

Jerry J. Jasinowski Director		John M. Timken, Jr. Director
Date: February 28, 2008		Date: February 28, 2008

By	/s/ John A. Luke, Jr.*	By	/s/ Ward J. Timken*

John A. Luke, Jr. Director		Ward J. Timken Director
Date: February 28, 2008		Date: February 28, 2008

By	/s/ Robert W. Mahoney*	By	/s/ Ward J. Timken, Jr.*

Robert W. Mahoney Director		Ward J. Timken, Jr. Director
Date: February 28, 2008		Date: February 28, 2008

By	/s/ Joseph W. Ralston*	By	/s/ Joseph F. Toot, Jr.*

Joseph W. Ralston Director		Joseph F. Toot, Jr. Director
Date: February 28, 2008		Date: February 28, 2008

By	/s/ John P. Reilly*	By	/s/ Jacqueline F. Woods*

John P. Reilly Director		Jacqueline F. Woods Director
Date: February 28, 2008		Date: February 28, 2008

		* By	/s/ Glenn A. Eisenberg

Glenn A. Eisenberg, attorney-in-fact
By authority of Power of Attorney
filed as Exhibit 24 hereto
Date: February 28, 2008

Schedule II—Valuation and Qualifying Accounts
The Timken Company and Subsidiaries

		Additions –		Additions –
	Balance at	Charged to		Charged
	Beginning of	Costs and		to Other				Balance at End
	Period	Expenses		Accounts		Deductions –		of Period
Year ended December 31, 2007:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$36,673	$15,349	(1)	$(163	) (4)	$9,508	(6)	$42,351
Allowance for surplus and obsolete inventory	22,060	24,147	(2)	1,975	(4)	13,234	(7)	34,948
Valuation allowance on deferred tax assets	191,894	21,654	(3)	(116	) (5)	25,419		188,013

	$250,627	$61,150		$1,696		$48,161		$265,312

Year ended December 31, 2006:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$37,473	$8,737	(1)	$(304	) (4)	$9,233	(6)	$36,673
Allowance for surplus and obsolete inventory	19,753	17,637	(2)	(1,389	) (4)	13,941	(7)	22,060
Valuation allowance on deferred tax assets	171,357	6,393	(3)	14,455	(5)	311	(8)	191,894

	$228,583	$32,767		$12,762		$23,485		$250,627

Year ended December 31, 2005:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$34,144	$17,251	(1)	$(868	) (4)	$13,054	(6)	$37,473
Allowance for surplus and obsolete inventory	19,261	17,661	(2)	(1,345	) (4)	15,824	(7)	19,753
Valuation allowance on deferred tax assets	175,398	6,312	(3)	9,048	(5)	19,401	(8)	171,357

	$228,803	$41,224		$6,835		$48,279		$228,583

(1)	Provision for uncollectible accounts included in expenses.

(2)	Provision for surplus and obsolete inventory included in expenses.

(3)	Increase in valuation allowance is recorded as a component of the provision for income taxes.

(4)	Currency translation and change in reserves due to acquisitions, net of divestitures.

(5)	Includes valuation allowances recorded against other comprehensive loss or goodwill.

(6)	Actual accounts written off against the allowance—net of recoveries.

(7)	Inventory items written off against the allowance.

(8)	Includes reversal of valuation allowance on capital losses due to capital gains recognized in 2005 and the reversal of valuation allowances on certain U.S. state and local tax loss and credit carry forwards that were written-down in 2005.