Form 10-Q
period 2008-03-31
TIMKEN CO
filed 2008-05-09
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer: ☑	Accelerated filer: ☐	Non-accelerated filer: ☐	Smaller reporting company: ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2008

Common Stock, without par value	96,040,390 shares

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE TIMKEN COMPANY AND SUBSIDIARIES
Consolidated Statement of Income
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2008	2007

Net sales	$1,434,670	$1,284,513
Cost of products sold	1,123,133	1,028,494

Gross Profit	311,537	256,019

Selling, administrative and general expenses	177,946	164,303
Impairment and restructuring charges	2,876	13,776
(Gain) loss on divestitures	(8)	354

Operating Income	130,723	77,586

Interest expense	(10,998)	(9,644)
Interest income	1,398	1,955
Other income (expense), net	14,582	(1,911)

Income from Continuing Operations before Income Taxes	135,705	67,986
Provision (benefit) for income taxes	51,240	(6,268)

Income from Continuing Operations	84,465	74,254
Income from discontinued operations, net of income taxes	—	940

Net Income	$84,465	$75,194

Earnings Per Share:
Basic earnings per share
Continuing operations	$0.89	$0.79
Discontinued operations	—	0.01

Net income per share	$0.89	$0.80

Diluted earnings per share
Continuing operations	$0.88	$0.78
Discontinued operations	—	0.01

Net income per share	$0.88	$0.79

Dividends per share	$0.17	$0.16

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheet

	(Unaudited)
	March 31,	December 31,
(Dollars in thousands)	2008	2007

ASSETS
Current Assets
Cash and cash equivalents	$68,206	$30,144
Accounts receivable, less allowances: 2008 - $53,399; 2007 - $42,351	845,927	748,483
Inventories, net	1,185,498	1,087,712
Deferred income taxes	71,251	69,137
Deferred charges and prepaid expenses	14,645	14,204
Other current assets	79,411	95,571

Total Current Assets	2,264,938	2,045,251

Property, Plant and Equipment — Net	1,753,656	1,722,081

Other Assets
Goodwill	281,531	271,784
Other intangible assets	168,725	160,452
Deferred income taxes	101,433	100,872
Other non-current assets	80,961	78,797

Total Other Assets	632,650	611,905

Total Assets	$4,651,244	$4,379,237

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$127,979	$108,370
Accounts payable and other liabilities	519,616	528,052
Salaries, wages and benefits	198,686	212,015
Income taxes payable	56,139	17,087
Deferred income taxes	4,843	4,700
Current portion of long-term debt	20,053	34,198

Total Current Liabilities	927,316	904,422

Non-Current Liabilities
Long-term debt	725,239	580,587
Accrued pension cost	163,590	169,364
Accrued postretirement benefits cost	660,850	662,379
Deferred income taxes	10,618	10,635
Other non-current liabilities	94,138	91,181

Total Non-Current Liabilities	1,654,435	1,514,146

Shareholders’ Equity
Class I and II Serial Preferred Stock without par value:
Authorized - 10,000,000 shares each class, none issued
Common stock without par value:
Authorized - 200,000,000 shares
Issued (including shares in treasury) (2008 - 96,224,373 shares; 2007 - 96,143,614 shares)
Stated capital	53,064	53,064
Other paid-in capital	808,335	809,759
Earnings invested in the business	1,448,021	1,379,876
Accumulated other comprehensive loss	(234,134)	(271,251)
Treasury shares at cost (2008 - 183,983 shares; 2007 - 335,105 shares)	(5,793)	(10,779)

Total Shareholders’ Equity	2,069,493	1,960,669

Total Liabilities and Shareholders’ Equity	$4,651,244	$4,379,237

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007
CASH PROVIDED (USED)
Operating Activities
Net income	$84,465	$75,194
Net (income) from discontinued operations	—	(940)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,475	54,500
Impairment charges	362	2,398
(Gain) loss on disposals of property, plant and equipment	(16,935)	665
Deferred income tax provision	667	905
Stock based compensation expense	4,686	4,234
Pension and other postretirement expense	25,811	32,733
Pension and other postretirement benefit payments	(25,867)	(56,851)
Changes in operating assets and liabilities:
Accounts receivable	(71,624)	(64,776)
Inventories	(68,578)	(17,791)
Accounts payable and accrued expenses	(1,973)	(52,615)
Other — net	(1,400)	15,702

Net Cash Used by Operating Activities — Continuing Operations	(12,911)	(6,642)
Net Cash Provided by Operating Activities — Discontinued Operations	—	940

Net Cash Used By Operating Activities	(12,911)	(5,702)

Investing Activities
Capital expenditures	(52,417)	(60,942)
Proceeds from disposals of property, plant and equipment	29,628	3,630
Acquisitions	(55,329)	(1,523)
Other	(453)	(506)

Net Cash Used by Investing Activities	(78,571)	(59,341)

Financing Activities
Cash dividends paid to shareholders	(16,320)	(15,152)
Net proceeds from common share activity	1,587	11,886
Proceeds from issuance of long-term debt	450,102	15,054
Payments on long-term debt	(319,545)	(15,250)
Short-term debt activity — net	8,999	67,011

Net Cash Provided by Financing Activities	124,823	63,549
Effect of exchange rate changes on cash	4,721	1,240

Increase (Decrease) In Cash and Cash Equivalents	38,062	(254)
Cash and cash equivalents at beginning of year	30,144	101,072

Cash and Cash Equivalents at End of Period	$68,206	$100,818

See accompanying Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in thousands, except per share data)
Note 1 — Basis of Presentation
The accompanying Consolidated Financial Statements (unaudited) for The Timken Company (the Company) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to the Consolidated Financial Statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain amounts in the 2007 Consolidated Financial Statements have been reclassified to conform to the 2008 presentation.
Effective January 1, 2008, the Company began operating under new reportable segments. Refer to Note 11 — Segment Information for further discussion.
Note 2 — New Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value that is based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information to develop those assumptions. Additionally, the standard expands the disclosures about fair value measurements to include separately disclosing the fair value measurements of assets or liabilities within each level of the fair value hierarchy.
In February 2008, the FASB Issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company’s significant nonfinancial assets and liabilities that could be impacted by this deferral include assets and liabilities initially measured at fair value in a business combination and goodwill tested annually for impairment.
The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on the Company’s results of operations and financial condition. The Company is currently evaluating the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on the Company’s results of operations and financial condition.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)).
SFAS No. 141(R) provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141(R) also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141(R) is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 141(R) on the Company’s results of operations and financial condition.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company is currently evaluating the impact of adopting SFAS No. 160 on the Company’s results of operations and financial condition.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 161 on the Company’s disclosures of its derivative instruments and hedging activities.

Note 3 — Inventories

	March 31,	December 31,
	2008	2007

Inventories:
Manufacturing supplies	$83,290	$81,716
Work in process and raw materials	536,599	484,580
Finished products	565,609	521,416

Inventories — net	$1,185,498	$1,087,712

An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. The LIFO reserve at March 31, 2008 and December 31, 2007 was $253,747 and $228,707, respectively.
The Company’s Steel segment recognized a $17,600 charge for LIFO during the first quarter of 2008, compared to $2,200 during the first quarter of 2007, due to rising scrap steel costs. Based on management’s current expectation of year-end scrap steel costs and inventory levels, the Company expects to recognize a LIFO charge of $67,400 for the full year of 2008, an increase of $48,700 over the full year of 2007.
Effective January 1, 2007, the Company changed the method of accounting for certain product inventories for one of its domestic legal entities from the first-in, first-out (FIFO) method to the last-in, first-out (LIFO) method. This change affected approximately 8% of the Company’s total gross inventory at December 31, 2006. As a result of this change, substantially all domestic inventories are stated at the lower of cost, as determined on a LIFO basis, or market. The change is preferable because it improves financial reporting by supporting the continued integration of the Company’s domestic bearing business, as well as providing a consistent and uniform costing method across the Company’s domestic operations and reduces the complexity of intercompany transactions. SFAS No. 154, “Accounting Changes and Error Corrections,” requires that a change in accounting principle be reflected through retrospective application of the new accounting principle to all prior periods, unless it is impractical to do so. The Company determined that retrospective application to a period prior to January 1, 2007 was not practical as the necessary information needed to restate prior periods is not available. Therefore, the Company began to apply the LIFO method to these inventories beginning January 1, 2007. The adoption of the LIFO method for these inventories did not have a material impact on the Company’s results of operations or financial position during the first quarter of 2007.
Note 4 — Property, Plant and Equipment
The components of property, plant and equipment are as follows:

	March 31,	December 31,
	2008	2007

Property, Plant and Equipment:
Land and buildings	$691,838	$668,005
Machinery and equipment	3,309,008	3,264,741

Subtotal	4,000,846	3,932,746
Less allowances for depreciation	(2,247,190)	(2,210,665)

Property, Plant and Equipment — net	$1,753,656	$1,722,081

At March 31, 2008 and December 31, 2007, machinery and equipment included approximately $123,800 and $114,500, respectively, of capitalized software. Depreciation expense was $53,994 and $51,914 for the three months ended March 31, 2008 and March 31, 2007, respectively. Assets held for sale at March 31, 2008 and December 31, 2007 were $6,940 and $12,340, respectively. Assets held for sale relate to land and buildings in Torrington, Connecticut and Clinton, South Carolina, and are classified as other current assets on the Consolidated Balance Sheet.
On February 15, 2008, the Company completed the sale of its former seamless steel tube manufacturing facility located in Desford, England for approximately $28,400. The Company recognized a pretax gain of approximately $20,200 ($9,700 after-tax) during the first quarter of 2008 and recorded the gain in other income (expense), net in the Company’s Consolidated Statement of Income. This facility was classified as Assets held for sale at December 31, 2007.

Note 5 — Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2008 are as follows:

	Beginning			Ending
	Balance	Acquisitions	Other	Balance

Segment:
Mobile Industries	$63,251	$—	$(2,828)	$60,423
Process Industries	55,651	—	1,006	56,657
Aerospace and Defense	152,882	—	419	153,301
Steel	—	11,150	—	11,150

Total	$271,784	$11,150	$(1,403)	$281,531

Acquisitions represent the preliminary opening balance sheet allocation for the acquisition of the assets of Boring Specialties, Inc. completed in February 2008. The purchase price allocation is preliminary for this acquisition because the Company is waiting for final valuation reports, and may be subsequently adjusted. Other primarily includes foreign currency translation adjustments.
The following table displays intangible assets as of March 31, 2008 and December 31, 2007:

	As of March 31, 2008
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Intangible assets subject to amortization:

Mobile Industries	$51,656	$23,591	$28,065
Process Industries	56,040	24,336	31,704
Aerospace and Defense	87,119	5,095	82,024
Steel	12,070	522	11,548

	$206,885	$53,544	$153,341

Intangible assets not subject to amortization:

Goodwill	$281,531	$—	$281,531
Other	15,384	—	15,384

	$296,915	$—	$296,915

Total intangible assets	$503,800	$53,544	$450,256

	As of December 31, 2007
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Intangible assets subject to amortization:

Mobile Industries	$51,122	$22,277	$28,845
Process Industries	55,826	23,307	32,519
Aerospace and Defense	87,029	3,807	83,222
Steel	944	438	506

	$194,921	$49,829	$145,092

Intangible assets not subject to amortization:

Goodwill	$271,784	$—	$271,784
Other	15,360	—	15,360

	$287,144	$—	$287,144

Total intangible assets	$482,065	$49,829	$432,236

Note 5 — Goodwill and Other Intangible Assets (continued)
Amortization expense for intangible assets was approximately $3,480 for the three months ended March 31, 2008. Amortization expense for intangible assets is estimated to be approximately $14,800 for 2008; $14,900 in 2009; $13,900 in 2010; $13,700 in 2011 and $11,500 in 2012.
Note 6 — Equity Investments
The Company’s investments in less than majority-owned companies in which it has the ability to exercise significant influence are accounted for using the equity method except when they qualify as variable interest entities and are consolidated in accordance with FASB Interpretation No. 46 (revised December 2003) (FIN 46(R)), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.”
Equity investments are reviewed for impairment when circumstances (such as lower-than-expected financial performance or change in strategic direction) indicate that the carrying value of the investment may not be recoverable. If impairment does exist, the equity investment is written down to its fair value with a corresponding charge to the Consolidated Statement of Income. No impairments were recorded during the first quarters of 2008 and 2007 relating to the Company’s equity investments.
Investments accounted for under the equity method were $14,566 and $14,426 at March 31, 2008 and December 31, 2007, respectively, and were reported in other non-current assets on the Consolidated Balance Sheet.
The Company’s Mobile Industries segment has a joint venture with Advanced Green Components, LLC (AGC). AGC is engaged in the business of converting steel to machined rings for tapered bearings and other related products. During the third quarter of 2006, AGC refinanced its long-term debt of $12,240. The Company guaranteed half of this obligation. The Company concluded the refinancing represented a reconsideration event to evaluate whether AGC was a variable interest entity under FIN 46(R). The Company concluded that AGC was a variable interest entity and that the Company was the primary beneficiary. Therefore, the Company consolidated AGC, effective September 30, 2006. All of AGC’s assets are collateral for its obligations. Except for AGC’s indebtedness for which the Company is a guarantor, AGC’s creditors have no recourse to the general credit of the Company.
Note 7 — Financing Arrangements
Short-term debt at March 31, 2008 and December 31, 2007 was as follows:

	March 31,	December 31,
	2008	2007

Variable-rate lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 3.35% to 12.50%	$127,979	$108,370

Short-term debt	$127,979	$108,370

The lines of credit for certain of the Company’s foreign subsidiaries provide for borrowings up to $347,038. At March 31, 2008, the Company had borrowings outstanding of $127,979, which reduced the availability under these facilities to $219,059.
In addition, the Company has an Accounts Receivable Securitization financing agreement (Asset Securitization), which provides for borrowings up to $200,000 subject to certain borrowing base limitations, are secured by certain trade receivables. Under the terms of the Asset Securitization, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly owned consolidated subsidiary, which in turn uses the trade receivables to secure the borrowings, which are funded through a vehicle that issues commercial paper in the short-term market. As of March 31, 2008, there were no outstanding borrowings under the Asset Securization. A balance outstanding related to the Asset Securitization would be reflected on the Company’s Consolidated Balance Sheet in short-term debt. The yield on the commercial paper, which is the commercial paper rate plus program fees, is considered a financing cost and is included in interest expense on the Consolidated Statement of Income.

Note 7 — Financing Arrangements (continued)
Long-term debt at March 31, 2008 and December 31, 2007 was as follows:

	March 31,	December 31,
	2008	2007

Fixed-rate Medium-Term Notes, Series A, due at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	$175,000	$191,933
Variable-rate Senior Credit Facility (4.70% at March 31, 2008)	200,000	55,000
Variable-rate State of Ohio Air Quality and Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (2.42% at March 31, 2008)	21,700	21,700
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (2.42% at March 31, 2008)	17,000	17,000
Variable-rate Unsecured Canadian Note, Maturing on December 22, 2010 (4.20% at March 31, 2008)	56,322	57,916
Fixed-rate Unsecured Notes, maturing on February 15, 2010 with an interest rate of 5.75%	251,675	250,307
Variable-rate credit facility with US Bank for Advanced Green Components, LLC, maturing on July 18, 2008 (5.07% at March 31, 2008)	12,240	12,240
Other	11,355	8,689

	745,292	614,785
Less current maturities	20,053	34,198

Long-term debt	$725,239	$580,587

The Company has a $500,000 Amended and Restated Credit Agreement (Senior Credit Facility) that matures on June 30, 2010. At March 31, 2008, the Company had outstanding borrowings of $200,000 and had issued letters of credit under this facility totaling $41,590, which reduced the availability under the Senior Credit Facility to $258,410. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At March 31, 2008, the Company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements.
In December 2005, the Company entered into a 57,800 Canadian Dollar unsecured loan in Canada. The principal balance of the loan is payable in full on December 22, 2010. The interest rate is variable based on the Canadian LIBOR rate and interest payments are due quarterly.
In January 2008, the Company repaid $17,000 of medium-term notes.
The Company is the guarantor of $6,120 of AGC’s $12,240 credit facility. Refer to Note 6 — Equity Investments for additional discussion.
Note 8 — Product Warranty
The Company provides limited warranties on certain of its products. The Company accrues liabilities for warranty based upon specific claims and a review of historical warranty claim experience in accordance with SFAS No. 5, “Accounting for Contingencies.” Should the Company become aware of a specific potential warranty claim for which liability is probable and reasonably estimable, a specific charge is recorded and accounted for accordingly. Adjustments are made quarterly to the accruals as claim data and historical experience change. The following is a rollforward of the warranty accruals for the three months ended March 31, 2008 and the twelve months ended December 31, 2007:

	March 31,	December 31,
	2008	2007

Beginning balance, January 1	$12,571	$20,023
Expense	—	3,068
Payments	(1,127)	(10,520)

Ending balance	$11,444	$12,571

The product warranty accrual at March 31, 2008 and December 31, 2007 was included in accounts payable and other liabilities on the Consolidated Balance Sheet.

Note 9 — Shareholders’ Equity
An analysis of the change in capital and earnings invested in the business is as follows:

		Common Stock		Earnings	Accumulated
			Other	Invested	Other
		Stated	Paid-In	in the	Comprehensive	Treasury
	Total	Capital	Capital	Business	Income	Stock

Balance at December 31, 2007	$1,960,669	$53,064	$809,759	$1,379,876	$(271,251)	$(10,779)

Net Income	84,465			84,465

Foreign currency translation adjustment	28,636				28,636
Pension and postretirement liability adjustment	8,471				8,471
Unrealized gain on marketable securities	452				452
Change in fair value of derivative financial instruments, net of reclassifications	(442)				(442)

Total comprehensive income	121,582

Dividends — $0.17 per share	(16,320)			(16,320)
Tax benefit from stock compensation	329		329
Issuance (tender) of 151,122 shares from treasury and 80,759 shares from authorized	3,233		(1,753)			4,986

Balance at March 31, 2008	$2,069,493	$53,064	$808,335	$1,448,021	$(234,134)	$(5,793)

Total comprehensive income for the three months ended March 31, 2007 was $82,003.
Note 10 — Earnings Per Share
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007

Numerator:
Income from continuing operations for basic earnings per share and diluted earnings per share	$84,465	$74,254
Denominator:
Weighted-average number of shares outstanding — basic	95,254,264	93,963,797
Effect of dilutive securities:
Stock options and awards — based on the treasury stock method	727,953	848,133

Weighted-average number of shares outstanding, assuming dilution of stock options and awards	95,982,217	94,811,930

Basic earnings per share from continuing operations	$0.89	$0.79

Diluted earnings per share from continuing operations	$0.88	$0.78

The exercise prices for certain stock options that the Company has awarded exceed the average market price of the Company’s common stock. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. The antidilutive stock options outstanding were 1,569,019 and 1,713,137 during the first quarter of 2008 and 2007, respectively.

Note 11 — Segment Information
The primary measurement used by management to measure the financial performance of each Segment is adjusted EBIT (earnings before interest and taxes, excluding the effect of amounts related to certain items that management considers not representative of ongoing operations such as impairment and restructuring, manufacturing rationalization and integration costs, one-time gains and losses on disposal of non-strategic assets, allocated receipts received or payments made under the U.S. Continued Dumping and Subsidy Offset Act (CDSOA) and gains and losses on the dissolution of subsidiaries).
Effective January 1, 2008, the Company began operating under new reportable segments. The Company’s four reportable segments are: Mobile Industries; Process Industries; Aerospace and Defense; and Steel. Segment results for 2007 have been reclassified to conform to the 2008 presentation of segments.

	Three months ended
	March 31,
	2008	2007

Net sales to external customers:
Mobile Industries	$635,295	$609,455
Process Industries	312,169	248,867
Aerospace and Defense	102,132	73,714
Steel	385,074	352,477

	$1,434,670	$1,284,513

Intersegment sales:
Process Industries	$409	$366
Steel	39,914	37,815

	$40,323	$38,181

Segment EBIT, as adjusted:
Mobile Industries	$26,609	$20,888
Process Industries	59,899	27,064
Aerospace and Defense	7,177	6,509
Steel	53,379	65,526

Total EBIT, as adjusted, for reportable segments	$147,064	$119,987

Unallocated corporate expense	(16,425)	(16,228)
Impairment and restructuring	(2,876)	(13,776)
Gain (loss) on divestitures	8	(354)
Rationalization and integration charges	(2,182)	(13,173)
Gain on sale of non-strategic assets, net of dissolution of subsidiary	20,354	343
Interest expense	(10,998)	(9,644)
Interest income	1,398	1,955
Intersegment eliminations	(638)	(1,124)

Income from Continuing Operations before Income Taxes	$135,705	$67,986

Intersegment sales represent sales between the segments. These sales are eliminated in consolidation.

Note 12 — Impairment and Restructuring Charges
Impairment and restructuring charges by segment are comprised of the following:
For the three months ended March 31, 2008:

	Mobile	Process
	Industries	Industries	Steel	Total

Impairment charges	$310	$52	$—	$362
Severance expense and related benefit costs	2,094	—	—	2,094
Exit costs	7	88	325	420

Total	$2,411	$140	$325	$2,876

For the three months ended March 31, 2007:

	Mobile	Process
	Industries	Industries	Steel	Total

Impairment charges	$—	$2,398	$—	$2,398
Severance expense and related benefit costs	6,546	(155)	4,627	11,018
Exit costs	264	32	64	360

Total	$6,810	$2,275	$4,691	$13,776

Bearings and Power Transmission Reorganization
In August 2007, the Company announced the realignment of its management structure. During the first quarter of 2008, the Company began to operate under two major business groups: the Steel Group and the Bearings and Power Transmission Group. The Bearings and Power Transmission Group includes three reportable segments: Mobile Industries; Process Industries; and Aerospace and Defense. The Company anticipates the organizational changes will streamline operations and eliminate redundancies. The Company expects to realize pretax savings of approximately $10,000 to $20,000 annually by the end of 2008 as a result of these changes. The Company recorded $1,092 of severance and related benefit costs during the first quarter of 2008 and has incurred cumulative pretax costs of approximately $4,716 related to this initiative. The severance charge for the first quarter of 2008 related to the Mobile Industries segment.
Mobile Industries
In 2005, the Company announced plans for its Mobile Industries segment to restructure its business and improve performance. These plans included the closure of a manufacturing facility in Clinton, South Carolina and engineering facilities in Torrington, Connecticut and Norcross, Georgia. In February 2006, the Company announced additional plans to rationalize production capacity at its Vierzon, France bearing manufacturing facility in response to changes in customer demand for its products. During 2006, the Company completed the closure of its engineering facilities in Torrington, Connecticut and Norcross, Georgia. During 2007, the Company completed the closure of its manufacturing facility in Clinton, South Carolina and the rationalization of its Vierzon, France bearing manufacturing facility.
In September 2006, the Company announced further planned reductions in its Mobile Industries segment workforce. In March 2007, the Company announced the closure of its manufacturing facility in Sao Paulo, Brazil. However, the closure of the manufacturing facility in Sao Paulo, Brazil has been delayed until further notice to serve higher customer demand.
These plans are targeted to collectively deliver annual pretax savings of approximately $75,000, with expected net workforce reductions of approximately 1,300 to 1,400 positions and pretax costs of approximately $115,000 to $125,000, which include restructuring costs and rationalization costs recorded in cost of products sold and selling, administrative and general expenses. Due to the delay in the timing of the closure of the manufacturing facility in Sao Paulo, Brazil, the Company does not expect to fully realize the pretax savings of approximately $75,000 until the end of 2009. Mobile Industries has incurred cumulative pretax costs of approximately $98,840 as of March 31, 2008 for these plans.
During the first quarter of 2008, the Company recorded $1,002 of severance and related benefit costs associated with the planned closure of the Company’s Sao Paulo, Brazil manufacturing facility. During the first quarter of 2007, the Company recorded $6,546 of severance and related benefit costs and $264 of exit costs associated with Mobile Industries’ restructuring and workforce reduction plans.
In addition to the above charges, the Company recorded an impairment charge of $310 related to one of Mobile Industries’ foreign entities during the first quarter of 2008.

Note 12 — Impairment and Restructuring Charges (continued)
Process Industries
In May 2004, the Company announced plans to rationalize the Company’s three bearing plants in Canton, Ohio within the Process Industries segment. On September 15, 2005, the Company reached a new four-year agreement with the United Steelworkers of America, which went into effect on September 26, 2005, when the prior contract expired. This rationalization initiative is expected to deliver annual pretax savings of approximately $20,000 through streamlining operations and workforce reductions, with pretax costs of approximately $35,000 to $40,000, by the end of 2009.
The Company recorded impairment charges of $52 and exit costs of $88 during the first quarter of 2008 related to Process Industries’ rationalization plans. During the first quarter of 2007, the Company recorded impairment charges of $2,398 and exit costs of $32 as a result of Process Industries’ rationalization plans. Including rationalization costs recorded in cost of products sold and selling, administrative and general expenses, the Process Industries segment has incurred cumulative pretax costs of approximately $31,119 as of March 31, 2008 for these rationalization plans.
Steel
In April 2007, the Company completed the closure of its seamless steel tube manufacturing facility located in Desford, England. The Company recorded $325 of exit costs during the first quarter of 2008, compared to $4,627 of severance and related benefit costs and $64 of exit costs during the first quarter of 2007 related to this action.
The following is a rollforward of the consolidated restructuring accrual for the three months ended March 31, 2008 and the twelve months ended December 31, 2007:

	March 31,	December 31,
	2008	2007

Beginning balance, January 1	$24,455	$31,985
Expense	2,514	28,640
Payments	(5,888)	(36,170)

Ending balance	$21,081	$24,455

The restructuring accrual at March 31, 2008 and December 31, 2007 is included in accounts payable and other liabilities on the Consolidated Balance Sheet. The accrual at March 31, 2008 includes $14,028 of severance and related benefits, with the remainder of the balance primarily representing environmental exit costs. The majority of the $14,028 accrual related to severance and related benefits is expected to be paid by the end of 2009.
Note 13 — Retirement and Postretirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s retirement and postretirement benefit plans. The amounts for the three months ended March 31, 2008 are based on actuarial calculations prepared during 2007. Consistent with prior years, these calculations will be updated later in the year. These updated calculations may result in different net periodic benefit cost for 2008. The net periodic benefit cost recorded for the three months ended March 31, 2008 is the Company’s best estimate of each period’s proportionate share of the amounts to be recorded for the year ended December 31, 2008.

	Pension		Postretirement
	Three months ended		Three months ended
	March 31,		March 31,
	2008	2007	2008	2007

Components of net periodic benefit cost
Service cost	$10,188	$11,102	$1,153	$1,250
Interest cost	41,823	39,896	11,087	10,300
Expected return on plan assets	(50,545)	(47,049)	—	—
Amortization of prior service cost	3,135	2,825	(469)	(475)
Amortization of net actuarial loss	7,235	12,499	2,229	2,425
Amortization of transition asset	(25)	(40)	—	—

Net periodic benefit cost	$11,811	$19,233	$14,000	$13,500

Note 14 — Income Taxes

	Three months ended
	March 31,
	2008	2007

Provision (benefit) for income taxes	$51,240	$(6,268)
Effective tax rate	37.8%	(9.2)%

The Company’s provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against income from continuing operations before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior year tax liabilities, are recorded during the period in which they occur.
The increase in the effective tax rate in the first quarter of 2008 compared to the first quarter of 2007 was primarily caused by a favorable discrete tax adjustment of $32,100 recorded in the first quarter of 2007 to recognize the benefits of a prior year tax position as a result of a change in tax law during the quarter.
The effective rate for the first quarter of 2008 was higher than the federal statutory rate due to losses at certain foreign subsidiaries where no tax benefit could be recorded, U.S. state and local tax expense and an unfavorable discrete tax adjustment recorded in the first quarter to increase the Company’s accruals for uncertain tax positions. These increases were offset by tax benefits related to the earnings of certain foreign subsidiaries being taxed at a rate less than 35%, the U.S. domestic manufacturing deduction and the net tax benefit of other U.S. tax items.
The effective rate for the first quarter of 2007 was lower than the federal statutory rate primarily due to a favorable discrete tax adjustment of $32,100 recorded in the first quarter of 2007 to recognize the benefits of a prior year tax position as a result of a change in tax law during the quarter, tax benefits on foreign income including tax holidays in China and the Czech Republic, as well as the earnings of certain other foreign subsidiaries being taxed at a rate less than 35%, the U.S. domestic manufacturing deduction and the net tax benefit of other U.S. tax items. These additional tax benefits were partially offset by losses at certain foreign subsidiaries where no tax benefit could be recorded, taxes incurred on foreign remittances, U.S. state and local income taxes and the aggregate tax expense of other discrete tax items, including the accrual of interest expense related to uncertain tax positions from prior years.
As of March 31, 2008, the Company has approximately $116,100 of total gross unrecognized tax benefits, an increase of $3,000 compared to December 31, 2007. Included in this amount is approximately $25,200 (including the federal benefit on state tax positions), which represents the amount of unrecognized tax benefits that would favorably impact the Company’s effective income tax rate in any future periods if such benefits were recognized. As of March 31, 2008, the Company has accrued approximately $8,700 of interest and penalties related to uncertain tax positions.
Note 15 — Acquisitions
On February 21, 2008, the Company purchased the assets of Boring Specialties, Inc. (BSI), a leading provider of a wide range of precision deep-hole oil and gas drilling and extraction products and services, for $55,000. The acquisition will extend Timken’s presence in the growing energy market by adding BSI’s value-added products to the Company’s wide range of alloy steel products for oil and gas customers. The acquisition agreement allows for an earnout payment of up to $15,000 to be paid if certain milestones are met over the following five years. BSI is based in Houston, Texas, employs 190 people and had 2006 sales of approximately $48,000. The Company has preliminarily allocated the purchase price to assets of $56,300, including $9,529 of accounts receivable, $8,058 of inventories, $16,285 of property, plant and equipment and $11,150 of amortizable intangible assets, and liabilities of $1,300. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill in the amount of $11,150. The results of the operations of BSI are included in the Company’s Consolidated Statement of Income for the period subsequent to the effective date of the acquisition. Pro forma results of the operations are not presented because the effect of the acquisition was not significant.

Note 16 — Fair Value
SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:
Level 1 —	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 —	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3 —	Unobservable inputs for the asset or liability.
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2008:

	Fair Value at March 31, 2008
	Total	Level 1	Level 2	Level 3

Assets:
Available-for-sale securities	$23,329	$23,329	$—	$—
Interest rate swaps	1,675	1,675	—	—

Total Assets	$25,004	$25,004	$—	$—

Liabilities:
Derivatives	$934	$934	$—	$—

Total Liabilities	$934	$934	$—	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Introduction
The Timken Company is a leading global manufacturer of highly engineered anti-friction bearings and assemblies, high-quality alloy steels and aerospace power transmission systems and a provider of related products and services. During the fourth quarter of 2007, the Company implemented changes in its management structure. Beginning with the first quarter of 2008, the Company now operates under two business groups: the Steel Group and the Bearings and Power Transmission Group. The Bearings and Power Transmission Group is composed of three operating segments: (1) Mobile Industries, (2) Process Industries and (3) Aerospace and Defense. These three operating segments and the Steel Group comprise the Company’s four reportable segments.
The Mobile Industries segment provides bearings, power transmission components and related products and services. Customers of the Mobile Industries segment include original equipment manufacturers and suppliers for passenger cars, light trucks, medium- to heavy-duty trucks, rail cars, locomotives and agricultural, construction and mining equipment, in addition to aftermarket distributors of automotive products. The Company’s strategy for the Mobile Industries segment is to improve its financial performance or exit those businesses where adequate returns can not be achieved. The Company’s strategy for the Mobile Industries segment also includes evaluating longer-term growth opportunities and accelerating the development of aftermarket products.
The Process Industries segment provides bearings, power transmission components and related products and services. Customers of the Process Industries segment include original equipment manufacturers of power transmission, energy and heavy industries machinery and equipment, including rolling mills, cement and aggregate processing equipment, paper mills, sawmills, printing presses, cranes, hoists, drawbridges, wind energy turbines, gear drives, drilling equipment, coal conveyors and crushers and food processing equipment. The Process Industries segment also includes aftermarket distributors of products other than for steel and automotive applications. The Company’s strategy for the Process Industries segment is to pursue growth in selected industrial markets and achieve a leadership position in targeted Asian sectors. The Company is increasing large-bore bearing capacity in Romania, China, India and the United States to serve heavy industrial market sectors. The Process Industries segment began to benefit from this increase in large-bore bearing capacity during the latter part of 2007, with a greater impact expected in the latter part of 2008. In December 2007, the Company announced the establishment of a joint venture in China to manufacture ultra-large-bore bearings for the growing Chinese wind energy market.
The Aerospace and Defense segment manufactures bearings, helicopter transmission systems, rotor head assemblies, turbine engine components, gears and other precision flight-critical components for commercial and military aviation applications. The Aerospace and Defense segment also provides aftermarket services, including repair and overhaul of engines, transmissions and fuel controls, as well as aerospace bearing repair and component reconditioning. Customers of the Aerospace and Defense segment also include original equipment manufacturers of health and positioning control equipment. The Company’s strategy for the Aerospace and Defense segment is to: (1) grow value by adding power transmission parts, assemblies and services, utilizing a platform approach; (2) develop new aftermarket channels; and (3) add core bearing capacity through manufacturing initiatives in North America and China. In October 2007, the Company completed the acquisition of the assets of The Purdy Corporation, located in Manchester, Connecticut. This acquisition further expands the growing range of power-transmission products and capabilities that the Company provides to aerospace customers. In addition, the Company is investing in a new aerospace precision products manufacturing facility in China, which is expected to make its first shipment during the second quarter of 2008.
The Steel segment manufactures more than 450 grades of carbon and alloy steel, which are produced in both solid and tubular sections with a variety of lengths and finishes. The Steel segment also manufactures custom-made steel products for both industrial and automotive applications. The Company’s strategy for the Steel segment is to focus on opportunities where the Company can offer differentiated capabilities while driving profitable growth. In January 2007, the Company announced plans to invest approximately $60 million to enable the Company to competitively produce steel bars down to 1-inch diameter for use in power transmission and friction management applications for a variety of customers, including the rapidly growing automotive transplants. This expansion is expected to be operational during the latter part of 2008. During the first quarter of 2007, the Company added a new induction heat-treat line in Canton, Ohio, which increases capacity and the ability to provide differentiated product to more customers in its global energy markets. In April 2007, the Company completed the closure of its seamless steel tube manufacturing operations located in Desford, England. In February 2008, the Company completed the acquisition of the assets of Boring Specialties, Inc., a provider of a wide range of precision deep-hole oil and gas drilling and extraction products and services.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Financial Overview
Overview:

(Dollars in millions, except earnings per share)	1Q 2008	1Q 2007	$ Change	% Change

Net sales	$1,434.7	$1,284.5	$150.2	11.7%
Income from continuing operations	84.5	74.3	10.2	13.7%
Income from discontinued operations	—	0.9	(0.9)	(100.0)%
Net income	$84.5	$75.2	9.3	12.4%
Diluted earnings per share:
Continuing operations	$0.88	$0.78	$0.10	12.8%
Discontinued operations	—	0.01	(0.01)	(100.0)%
Net income per share	$0.88	$0.79	$0.09	11.4%
Average number of shares — diluted	95,982,217	94,811,930	—	1.2%

The Timken Company reported net sales for the first quarter of 2008 of approximately $1.43 billion, compared to $1.28 billion in the first quarter of 2007, an increase of 11.7%. Sales were higher across all segments. The increase in sales was primarily driven by strong sales in global industrial markets as the Company benefited from the favorable impact of pricing, surcharges, acquisitions and foreign currency translation. For the first quarter of 2008, earnings per diluted share were $0.88, compared to $0.79 per diluted share for first quarter of 2007. For the first quarter of 2008, income from continuing operations per diluted share was $0.88, compared to $0.78 per diluted share for the first quarter of 2007.
The Company’s first quarter results reflect the ongoing strength of industrial markets and increased pricing and surcharges, partially offset by historically high raw material costs. Additionally, the Company’s first quarter results reflect lower expenses associated with restructuring activities and income from the sale of the Company’s former seamless steel tube manufacturing facility located in Desford, England. The Company recognized a pretax gain of $20.2 million on the sale of this facility. The Company continued its focus on increasing production capacity in targeted areas, including major capacity expansions for industrial products at several manufacturing locations around the world.
The Company expects that continued strength in industrial markets throughout 2008 should drive year-over-year sales volume increases. While global industrial markets are expected to remain strong, the improvements in the Company’s operating performance will be partially constrained by increases in raw material costs, as well as strategic investments, including Asian growth and Project O.N.E. initiatives. The objective of the Asian growth initiatives is to increase market share, influence major design centers and expand the Company’s network of sources of globally competitive friction management products.
Project O.N.E. is a multi-year program, which began in 2005, designed to improve the Company’s business processes and systems. The Company expects to invest approximately $210 to $220 million, which includes internal and external costs, to implement Project O.N.E. The expected investment recently increased primarily due to the complexity of unifying business processes and systems and the impact of foreign currency and inflation. As of March 31, 2008, the Company has incurred costs of approximately $175.1 million, of which approximately $104.1 million has been capitalized to the Consolidated Balance Sheet. During the second quarter of 2007, the Company completed the installation of Project O.N.E. for a major portion of its domestic operations. On April 1, 2008, the Company completed the next installation of Project O.N.E for the majority of the Company’s remaining domestic operations and a majority of its European operations.
The Company’s results for the first quarter of 2007 reflect a lower tax rate primarily due to favorable adjustments to the Company’s accruals for uncertain tax positions.
The Statement of Income
Sales by Segment:

(Dollars in millions, and exclude intersegment sales)	1Q 2008	1Q 2007	$ Change	% Change

Mobile Industries	$635.3	$609.4	$25.9	4.3%
Process Industries	312.2	248.9	63.3	25.4%
Aerospace and Defense	102.1	73.7	28.4	38.5%
Steel	385.1	352.5	32.6	9.2%

Total Company	$1,434.7	$1,284.5	$150.2	11.7%

The Mobile Industries segment’s net sales for the first quarter of 2008, compared to the first quarter of 2007, increased 4.3% primarily due to higher demand from off-highway and heavy truck customers, favorable pricing and the impact of foreign

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
currency translation, partially offset by lower sales in the North American light-vehicle market sector, including lower sales due to a strike at one of the Company’s customers. The increase in net sales included $34.8 million related to the impact of foreign currency translation. The Process Industries segment’s net sales in the first quarter of 2008, compared to the same period a year ago, increased 25.4% primarily due to higher volume, particularly from its industrial distribution channel and heavy industry market sector, favorable pricing and the impact of foreign currency translation. The Process Industries segment also benefited from advanced customer purchases during the first quarter of 2008 ahead of the Company’s next installation of Project O.N.E. The increase in net sales included $18.9 million related to the impact of foreign currency translation. The Aerospace and Defense segment’s net sales in the first quarter of 2008, compared to the first quarter of 2007, increased 38.5% primarily due to the favorable impact of acquisitions. The change in net sales included $21.3 million due to the acquisition of the assets of The Purdy Corporation completed during the fourth quarter of 2007. The Steel segment’s net sales for the first quarter of 2008, compared to the first quarter of 2007, increased 9.2% primarily due to increased surcharges to recover high raw material costs, as well as strong demand by customers in the energy market sector, partially offset by lower sales due to the closure of its seamless steel tube manufacturing facility and lower automotive demand. The Steel segment’s former seamless steel tube manufacturing facility accounted for $27.7 million of sales during the first quarter of 2007.
Gross Profit:

(Dollars in millions)	1Q 2008	1Q 2007	$ Change	Change

Gross profit	$311.5	$256.0	$55.5		21.7%
Gross profit % to net sales	21.7%	19.9%	—	180	bps
Rationalization expenses included in cost of products sold	$1.4	$11.8	$(10.4)		(88.1)%

Gross profit margin increased in the first quarter of 2008, compared to the first quarter of 2007, as a result of favorable sales volume from the Process Industries and Steel segments, price increases, favorable sales mix, as well as lower rationalization expense, partially offset by higher LIFO charges related to higher raw material costs.
In the first quarter of 2008, rationalization expenses included in cost of products sold primarily related to certain Mobile Industries segment domestic manufacturing facilities, the closure of the Company’s seamless steel tube manufacturing operations located in Desford, England and the continued rationalization of the Company’s Canton, Ohio Process Industries segment bearing facilities. In the first quarter of 2007, rationalization expenses included in cost of products sold primarily related to certain Mobile Industries segment domestic manufacturing facilities, the closure of the Company’s seamless steel tube manufacturing operations located in Desford, England, the planned closure of its manufacturing operations located in Sao Paulo, Brazil and the rationalization of the Company’s Canton, Ohio Process Industries segment bearing facilities. Rationalization expense included in cost of products sold decreased in the first quarter of 2008, compared to the first quarter of 2007, primarily due to the lower amount of expenditures incurred related to certain Mobile Industries segment domestic manufacturing facilities and the closure of the Company’s seamless steel tube manufacturing operations in Desford, England.
Selling, Administrative and General Expenses:

(Dollars in millions)	1Q 2008	1Q 2007	$ Change	Change

Selling, administrative and general expenses	$177.9	$164.3	$13.6		8.3%
Selling, administrative and general expenses % to net sales	12.4%	12.8%	—	(40)	bps
Rationalization expenses included in selling, administrative and general expenses	$0.8	$1.3	$(0.5)		(38.5)%

The increase in selling, administrative and general expenses, on a dollar basis, in the first quarter of 2008, compared to the first quarter of 2007, was primarily due to higher performance-based compensation recorded in 2008 and higher costs associated with investments in Project O.N.E.
In the first quarter of 2008, the rationalization expenses included in selling, administrative and general expenses primarily related to the rationalization of the Company’s Canton, Ohio bearing facilities and costs associated with vacating the Torrington, Connecticut office complex. In the first quarter of 2007, the rationalization expenses included in selling, administrative and general expenses primarily related to the closure of Mobile Industries segment engineering facilities in Torrington, Connecticut and Norcross, Georgia.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Impairment and Restructing Charges:

(Dollars in millions)	1Q 2008	1Q 2007	$ Change

Impairment charges	$0.4	$2.4	$(2.0)
Severance and related benefit costs	2.1	11.0	(8.9)
Exit costs	0.4	0.4	—

Total	$2.9	$13.8	$(10.9)

Bearings and Power Transmission Reorganization
In August 2007, the Company announced the realignment of its management structure. During the first quarter of 2008, the Company began to operate under two major business groups: the Steel Group and the Bearings and Power Transmission Group. The Bearings and Power Transmission Group includes three reportable segments: Mobile Industries, Process Industries and Aerospace and Defense. The Company anticipates the organizational changes will streamline operations and eliminate redundancies. The Company expects to realize pretax savings of approximately $10 million to $20 million annually by the end of 2008 as a result of these changes. During the first quarter of 2008, the Company recorded $1.1 million of severance and related benefit costs related to this initiative.
Mobile Industries
In 2005, the Company announced plans for its Mobile Industries segment to restructure its business and improve performance. These plans included the closure of a manufacturing facility in Clinton, South Carolina and engineering facilities in Torrington, Connecticut and Norcross, Georgia. In February 2006, the Company announced additional plans to rationalize production capacity at its Vierzon, France bearing manufacturing facility in response to changes in customer demand for its products. During 2006, the Company completed the closure of its engineering facilities in Torrington, Connecticut and Norcross, Georgia. During 2007, the Company completed the closure of its manufacturing facility in Clinton, South Carolina and the rationalization of its Vierzon, France bearing manufacturing facility.
In September 2006, the Company announced further planned reductions in its Mobile Industries segment workforce. In March 2007, the Company announced the planned closure of its manufacturing facility in Sao Paulo, Brazil. However, the closure of the manufacturing facility in Sao Paulo, Brazil has been delayed until further notice to serve higher customer demand.
These plans are targeted to collectively deliver annual pretax savings of approximately $75 million, with expected net workforce reductions of approximately 1,300 to 1,400 positions and pretax costs of approximately $115 million to $125 million, which include restructuring costs and rationalization costs recorded in cost of products sold and selling, administrative and general expenses. Due to the delay in the timing of the closure of the manufacturing facility in Sao Paulo, Brazil, the Company does not expect to fully realize the pretax savings of approximately $75 million until the end of 2009. Mobile Industries has incurred cumulative pretax costs of approximately $98.8 million as of March 31, 2008 for these plans.
During the first quarter of 2008, the Company recorded $1.0 million of severance and related benefit costs associated with the planned closure of the Company’s Sao Paulo, Brazil manufacturing facility. During the first quarter of 2007, the Company recorded $6.5 million of severance and related benefit costs and $0.3 million of exit costs associated with Mobile Industries’ restructuring and workforce reduction plans.
In addition to the above charges, the Company recorded an impairment charge of $0.3 million related to one of Mobile Industries’ foreign entities during the first quarter of 2008.
Process Industries
In May 2004, the Company announced plans to rationalize the Company’s three bearing plants in Canton, Ohio within the Process Industries segment. On September 15, 2005, the Company reached a new four-year agreement with the United Steelworkers of America, which went into effect on September 26, 2005, when the prior contract expired. This rationalization initiative is expected to deliver annual pretax savings of approximately $20 million through streamlining operations and workforce reductions, with pretax costs of approximately $35 to $40 million, by the end of 2009.
The Company recorded impairment charges of $0.1 million and exit costs of $0.1 million during the first quarter of 2008 related to Process Industries’ rationalization plans. During the first quarter of 2007, the Company recorded impairment charges of $2.4 million as a result of Process Industries’ rationalization plans. Including rationalization costs recorded in cost of products sold and selling, administrative and general expenses, the Process Industries segment has incurred cumulative pretax costs of approximately $31.1 million as of March 31, 2008 for these rationalization plans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Steel
In April 2007, the Company completed the closure of its seamless steel tube manufacturing facility located in Desford, England. The Company recorded $0.3 million of exit costs during the first quarter of 2008, compared to $4.6 million of severance and related benefit costs and $0.1 million of exit costs during the first quarter of 2007 related to this action.

	March 31,
(Dollars in millions)	2008	Dec. 31,2007

Beginning balance, January 1	$24.5	$32.0
Expense	2.5	28.6
Payments	(5.9)	(36.1)

Ending balance	$21.1	$24.5

The restructuring accrual at March 31, 2008 and December 31, 2007 is included in accounts payable and other liabilities on the Consolidated Balance Sheet. The accrual at March 31, 2008 includes $14.0 million of severance and related benefits, with the remainder of the balance primarily representing environmental exit costs. The majority of the $14.0 million accrual related to severance and related benefits is expected to be paid by the end of 2009.
Loss on Divestitures:

(Dollars in millions)	1Q 2008	1Q 2007	$ Change

Loss on Divestitures	$—	$(0.4)	$0.4

In December 2006, the Company completed the divestiture of Mobile Industries’ steering business located in Watertown, Connecticut and Nova Friburgo, Brazil and recorded a loss on disposal of $54.3 million. During the first quarter of 2007, the Company recorded an additional loss of $0.4 million related to the divestiture of the steering business.
Interest Expense and Income:

(Dollars in millions)	1Q 2008	1Q 2007	$ Change	% Change

Interest expense	$11.0	$9.7	$1.3	13.4%

Interest income	$1.4	$2.0	$(0.6)	(30.0)%

Interest expense for the first quarter of 2008 increased compared to the first quarter of 2007, primarily due to higher average debt outstanding to support recent acquisition activity. Interest income for the first quarter of 2008 decreased compared to the same period in the prior year, due to lower invested cash balances.
Other Income and Expense:

(Dollars in millions)	1Q 2008	1Q 2007	$ Change	% Change

Gain on divestitures of non-strategic assets	$20.4	$0.4	$20.0	NM
Other expense	(5.8)	(2.3)	(3.5)	(152.2)%

Other income (expense), net	$14.6	$(1.9)	$16.5	NM

The gain on divestitures of non-strategic assets for the first quarter of 2008 primarily related to the sale of the Company’s former seamless steel tube manufacturing facility located in Desford, England. In February 2008, the Company completed the sale of this facility, resulting in a pretax gain of approximately $20.2 million. In the first quarter of 2007, $0.3 million of the gain on divestitures of non-strategic assets related to the sale of the Company’s former engineering facility in Norcross, Georgia.
For the first quarter of 2008, other expense primarily consisted of $2.9 million of losses on the disposal of fixed assets, $1.7 million of foreign currency exchange losses and $0.9 million for minority interests. For the first quarter of 2007, other expense primarily consisted of $0.7 million for minority interests, $0.5 million of donations and $0.5 million of losses on the disposal of fixed assets, partially offset by foreign currency exchange gains of $0.5 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Income Tax Expense:

(Dollars in millions)	1Q 2008	1Q 2007	$ Change	Change

Income tax expense (benefit)	$51.2	$(6.3)	$57.5	NM

Effective tax rate	37.8%	(9.2)%	—	4,700 bps

The increase in the effective tax rate in the first quarter of 2008, compared to the first quarter of 2007, was primarily caused by a favorable discrete tax adjustment of $32.1 million recorded in the first quarter of 2007 to recognize the benefits of a prior year tax position as a result of a change in tax law during the quarter.
The effective rate for the first quarter of 2008 was higher than the federal statutory rate due to losses at certain foreign subsidiaries where no tax benefit could be recorded, U.S. state and local tax expense and an unfavorable discrete tax adjustment recorded in the first quarter to increase the Company’s accruals for uncertain tax positions. These increases were partially offset by tax benefits related to the earnings of certain foreign subsidiaries being taxed at a rate less than 35%, the U.S. domestic manufacturing deduction and the net tax benefit of other U.S. tax items.
The effective rate for the first quarter of 2007 was lower than the federal statutory rate primarily due to a favorable discrete tax adjustment of $32.1 million recorded in the first quarter of 2007 to recognize the benefits of a prior year tax position as a result of a change in tax law during the quarter, tax benefits on foreign income including tax holidays in China and the Czech Republic, as well as the earnings of certain other foreign subsidiaries being taxed at a rate less than 35%, the U.S. domestic manufacturing deduction and the net tax benefit of other U.S. tax items. These additional tax benefits were partially offset by losses at certain foreign subsidiaries where no tax benefit could be recorded, taxes incurred on foreign remittances, U.S. state and local income taxes and the aggregate tax expense of other discrete tax items, including the accrual of interest expense related to uncertain tax positions from prior years.
Discontinued Operations:

(Dollars in millions)	1Q 2008	1Q 2007	$ Change	% Change

Gain on disposal, net of taxes	$—	$0.9	$(0.9)	(100.0)%

Total	$—	$0.9	$(0.9)	(100.0)%

In December 2006, the Company completed the divestiture of its Latrobe Steel subsidiary and recognized a gain on disposal, net of tax, of $12.9 million. Discontinued operations for the first quarter of 2007 represent an additional $0.9 million gain on disposal, net of tax, due to a purchase price adjustment.
Business Segments:
The primary measurement used by management to measure the financial performance of each segment is adjusted EBIT (earnings before interest and taxes, excluding the effect of amounts related to certain items that management considers not representative of ongoing operations such as impairment and restructuring, manufacturing rationalization and integration charges, one-time gains or losses on disposal of non-strategic assets, allocated receipts received or payments made under the U.S. Continued Dumping and Subsidy Offset Act (CDSOA) and gains and losses on the dissolution of subsidiaries). Refer to Note 11 — Segment Information for the reconciliation of adjusted EBIT by Segment to consolidated income before income taxes.
Effective January 1, 2008, the Company began operating under new reportable segments. The Company’s four reportable segments are: Mobile Industries; Process Industries; Aerospace and Defense; and Steel. Segment results for 2007 have been reclassified to conform to the 2008 presentation of segments.
Mobile Industries Segment:

(Dollars in millions)	1Q 2008	1Q 2007	$ Change	Change

Net sales, including intersegment sales	$635.3	$609.4	$25.9	4.3%
Adjusted EBIT	$26.6	$20.9	$5.7	27.3%

Adjusted EBIT margin	4.2%	3.4%	—	80 bps

Sales by the Mobile Industries segment include global sales of bearings, power transmission components and other products and services (other than steel) to a diverse customer base, including original equipment manufacturers and suppliers of passenger cars, light trucks, medium- to heavy-duty trucks, rail cars, locomotives, agricultural, construction and mining equipment. The Mobile Industries segment also includes aftermarket distribution operations for automotive applications.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The Mobile Industries segment’s net sales for the first quarter of 2008, compared to the first quarter of 2007, increased 4.3% primarily due to higher demand from off-highway and heavy truck customers, favorable pricing and the impact of foreign currency translation, partially offset by lower sales in the North American light-vehicle market sector, including lower sales due to a strike at one of the Company’s customers, which supplies to North American automotive original equipment manufacturers. The increase in net sales included $34.8 million related to the favorable impact of foreign currency translation. Adjusted EBIT margins were higher in the first quarter of 2008 compared to the first quarter of 2007, primarily due to favorable pricing and product mix, partially offset by higher raw material costs and the impact of the strike at one of the Company’s customers. The Mobile Industries segment’s sales are expected to remain at current levels throughout 2008, and the Mobile Industries segment is expected to deliver improved margins due to pricing and portfolio management initiatives and its restructuring initiatives.
Process Industries Segment:

(Dollars in millions)	1Q 2008	1Q 2007	$ Change	Change

Net sales, including intersegment sales	$312.6	$249.2	$63.4	25.4%
Adjusted EBIT	$59.9	$27.1	$32.8	121.0%

Adjusted EBIT margin	19.2%	10.9%	—	830 bps

Sales by the Process Industries segment include global sales of bearings, power transmission components and other products and services (other than steel) to a diverse customer base, including those in the power transmission, energy and heavy industry market sectors. The Process Industries segment also includes aftermarket distribution operations for products other than steel and automotive applications.
The Process Industries segment’s net sales in the first quarter of 2008, compared to the same period in the prior year, increased 25.4% primarily due to higher volume, particularly from its industrial distribution channel, as well as the heavy industry market sector, favorable pricing and the impact of foreign currency translation. The Process Industries segment also benefited from advanced customer purchases during the first quarter of 2008 ahead of the Company’s next installation of Project O.N.E. The increase in net sales included $18.9 million related to the favorable impact of foreign currency translation. Adjusted EBIT margins were higher in the first quarter of 2008 compared to the first quarter of 2007, primarily due to favorable pricing and higher volumes, partially offset by higher raw material costs and higher logistics costs. The Company expects the Process Industries segment to benefit from continued strength in heavy industry and energy markets, as well as from distribution, for the remainder of 2008. The Process Industries segment is also expected to benefit from additional manufacturing supply capacity throughout 2008 for currently constrained products.
Aerospace and Defense Segment:

(Dollars in millions)	1Q 2008	1Q 2007	$ Change	Change

Net sales, including intersegment sales	$102.1	$73.7	$28.4	38.5%
Adjusted EBIT	$7.2	$6.5	$0.7	10.8%

Adjusted EBIT margin	7.1%	8.8%	—	(170) bps

Sales by the Aerospace and Defense segment include sales of bearings, helicopter transmission systems, rotor head assemblies, turbine engine components, gears and other precision flight-critical components for commercial and military aviation applications. The Aerospace and Defense segment also provides aftermarket services, including repair and overhaul of engines, transmissions and fuel controls, as well as aerospace bearing repair and component reconditioning. Sales by the Aerospace and Defense segment also include sales of bearings and related products for health and positioning control applications.
The Aerospace and Defense segment’s net sales in the first quarter of 2008, compared to the first quarter of 2007, increased 38.5% primarily due to the favorable impact of acquisitions. The change in net sales included $21.3 million due to the acquisition of the assets of The Purdy Corporation completed during the fourth quarter of 2007. Profitability for the first quarter of 2008, compared to the first quarter of 2007, increased primarily due to the favorable impact of the Purdy acquisition as well as favorable pricing, partially offset by investments in capacity additions at aerospace precision products plants in North America and China. The Aerospace and Defense segment is expected to continue to benefit from the Purdy acquisition, improved pricing and manufacturing performance.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Steel Segment:

(Dollars in millions)	1Q 2008	1Q 2007	$ Change	Change

Net sales, including intersegment sales	$425.0	$390.3	$34.7	8.9%
Adjusted EBIT	$53.4	$65.5	$(12.1)	(18.5)%

Adjusted EBIT margin	12.6%	16.8%	—	(420) bps

The Steel segment sells steels of low and intermediate alloy and carbon grades in both solid and tubular sections, as well as custom-made steel products for industrial, energy and automotive applications.
The Steel segment’s net sales for the first quarter of 2008, compared to the first quarter of 2007, increased 8.9% primarily due to increased surcharges to recover high raw material costs, as well as strong demand by customers in the energy market sector, partially offset by lower sales due to the closure of its seamless steel tube manufacturing facility and lower automotive demand. The Steel segment’s former seamless steel tube facility accounted for $27.7 million of sales during the first quarter of 2007. The acquisition of the assets of Boring Specialties, Inc. (BSI) in late February also contributed higher sales of $4.2 million during the first quarter of 2008. Profitability for the Steel segment in the first quarter of 2008 decreased compared to the first quarter of 2007, primarily due to higher LIFO charges, higher raw material costs and higher manufacturing costs, which more than offset higher surcharges, higher volume and favorable sales mix. LIFO charges for the first quarter of 2008 were $15.4 million higher than the first quarter of 2007.
The Company expects the Steel segment to benefit from strong demand in the energy sector throughout 2008, as well as the favorable impact of the BSI acquisition. The Company also expects the Steel segment’s Adjusted EBIT to be comparable for 2008 to 2007, with higher volume, product mix, price increases and the favorable impact from the BSI acquisition offset by higher LIFO charges driven by higher raw material costs. Scrap steel costs are expected to remain at historically high levels. Alloy and energy costs are also expected to remain at high levels. However, these costs are expected to be recovered through surcharges and price increases.
Corporate Expense:

(Dollars in millions)	1Q 2008	1Q 2007	$ Change	Change

Corporate Expenses	$16.4	$16.2	$0.2	1.2%

Corporate expenses % to net sales	1.1%	1.3%	—	(20) bps

Corporate expenses were essentially flat for the first quarter of 2008, compared to the same period in 2007.
The Balance Sheet
Total assets as shown on the Consolidated Balance Sheet at March 31, 2008 increased by $271.9 million from December 31, 2007. This increase was primarily due to increased working capital required to support higher sales, the impact of foreign currency translation and the acquisition of the assets of Boring Specialties, Inc.
Current Assets:

	March 31,	Dec. 31,
(Dollars in millions)	2008	2007	$ Change	% Change

Cash and cash equivalents	$68.2	$30.2	$38.0	125.8%
Accounts receivable, net	845.9	748.5	97.4	13.0%
Inventories, net	1,185.5	1,087.7	97.8	9.0%
Deferred income taxes	71.3	69.1	2.2	3.2%
Deferred charges and prepaid expenses	14.6	14.2	0.4	2.8%
Other current assets	79.4	95.6	(16.2)	(16.9)%

Total current assets	$2,264.9	$2,045.3	$219.6	10.7%

Refer to the Consolidated Statement of Cash Flows for a discussion of the increase in cash and cash equivalents. Accounts receivable, net increased as a result of the higher sales in the first quarter of 2008, as compared to the fourth quarter of 2007, and the impact of foreign currency translation, partially offset by higher allowance for doubtful accounts. The increase in inventories was primarily due to higher raw material costs, higher volume and the impact of foreign currency translation, partially offset by increased LIFO inventory reserves. The decrease in other current assets was driven by the collection of sundry receivables and the sale of the manufacturing facility in Desford, England, which was previously classified as “assets held for sale.”

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Property, Plant and Equipment — Net:

(Dollars in millions)	March 31, 2008	Dec. 31, 2007	$ Change	% Change

Property, plant and equipment	$4,000.9	$3,932.8	$68.1	1.7%
Less: allowances for depreciation	(2,247.2)	(2,210.7)	(36.5)	1.7%

Property, plant and equipment — net	$1,753.7	$1,722.1	$31.6	1.8%

The increase in property, plant and equipment — net in the first quarter of 2008 was primarily due to capital expenditures, the impact of foreign currency translation and acquisitions, partially offset by current year depreciation expense.
Other Assets:

	March 31,	Dec. 31,
(Dollars in millions)	2008	2007	$ Change	% Change

Goodwill	$281.5	$271.8	$9.7	3.6%
Other intangible assets	168.7	160.5	8.2	5.1%
Deferred income taxes	101.4	100.9	0.5	0.5%
Other non-current assets	81.0	78.7	2.3	2.9%

Total other assets	$632.6	$611.9	$20.7	3.4%

The increase in goodwill was primarily due to acquisitions, partially offset by the impact of foreign currency translation. The increase in other intangible assets was primarily due to acquisitions, partially offset by amortization expense recognized in the first quarter of 2008.
Current Liabilities:

	March 31,	Dec. 31,
(Dollars in millions)	2008	2007	$ Change	% Change

Short-term debt	$128.0	$108.4	$19.6	18.1%
Accounts payable and other liabilities	519.6	528.0	(8.4)	(1.6)%
Salaries, wages and benefits	198.7	212.0	(13.3)	(6.3)%
Income taxes payable	56.1	17.1	39.0	NM
Deferred income taxes	4.8	4.7	0.1	2.1%
Current portion of long-term debt	20.1	34.2	(14.1)	(41.2)%

Total current liabilities	$927.3	$904.4	$22.9	2.5%

The increase in short-term debt was primarily due to increased net borrowings by the Company’s foreign subsidiaries under lines of credit due to higher seasonal working capital requirements. The decrease in salaries, wages and benefits was the result of the payout of 2007 performance-based compensation in the first quarter of 2008, partially offset by accrued 2008 performance-based compensation. The increase in income taxes payable was primarily due to the provision for current-year taxes, offset by income tax payments during the quarter. The decrease in the current portion of long-term debt was primarily due to the payment of medium-term notes that matured during the first quarter of 2008.
Non-Current Liabilities:

	March 31,	Dec. 31,
(Dollars in millions)	2008	2007	$ Change	% Change

Long-term debt	$725.2	$580.6	$144.6	24.9%
Accrued pension cost	163.6	169.4	(5.8)	(3.4)%
Accrued postretirement benefits cost	660.9	662.4	(1.5)	(0.2)%
Deferred income taxes	10.6	10.6	—	0.0%
Other non-current liabilities	94.1	91.2	2.9	3.2%

Total non-current liabilities	$1,654.4	$1,514.2	$140.2	9.3%

The increase in long-term debt was primarily due to the utilization of the Company’s Senior Credit Facility to meet seasonal working capital needs and to purchase the assets of Boring Specialties, Inc. The decrease in accrued pension cost in the first quarter of 2008 was primarily due to foreign-based pension plan contributions, partially offset by the impact of foreign currency translation and current year accruals for pension expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Shareholders’ Equity:

	March 31,	Dec. 31,
(Dollars in millions)	2008	2007	$ Change	% Change

Common stock	$861.4	$862.8	$(1.4)	(0.2)%
Earnings invested in the business	1,448.0	1,379.9	68.1	4.9%
Accumulated other comprehensive loss	(234.1)	(271.2)	37.1	(13.7)%
Treasury shares	(5.8)	(10.8)	5.0	(46.3)%

Total shareholders’ equity	$2,069.5	$1,960.7	$108.8	5.5%

Earnings invested in the business increased in the first quarter of 2008 by net income of $84.5 million, partially reduced by dividends declared of $16.3 million. The decrease in accumulated other comprehensive loss was primarily due to the positive impact of foreign currency translation and the recognition of prior-year service costs and actuarial losses for defined benefit pension and postretirement benefit plans. The increase in the foreign currency translation adjustment of $28.6 million was due to the weakening of the U.S. dollar relative to other currencies, such as the Euro, the Czech koruna, the Romanian lei and the Polish zloty. See “Foreign Currency” for further discussion regarding the impact of foreign currency translation.
Cash Flows:

(Dollars in millions)	1Q 2008	1Q 2007	$ Change

Net cash used by operating activities	$(12.9)	$(5.7)	$(7.2)
Net cash used by investing activities	(78.6)	(59.3)	(19.3)
Net cash provided by financing activities	124.8	63.5	61.3
Effect of exchange rate changes on cash	4.7	1.2	3.5

Increase (decrease) in cash and cash equivalents	$38.0	$(0.3)	$38.3

Net cash used by operating activities increased from $5.7 million for the first quarter of 2007 to $12.9 million for the first quarter of 2008 as a result of a higher use of cash for working capital items, particularly inventories and accounts receivable partially offset by accounts payable and accrued expenses. Inventories were a use of cash of $68.6 million in the first quarter of 2008, compared to a use of cash of $17.8 million in the first quarter of 2007. Accounts receivable was a use of cash of $71.6 million in the first quarter of 2008, compared to a use of cash of $64.8 million in the first quarter of 2007. Inventories and accounts receivable increased in the first quarter of 2008 primarily due to higher volumes. Accounts payable and accrued expenses were a use of cash of $2.0 million for the first quarter of 2008, compared to a use of cash of $52.6 million for the first quarter of 2007. In addition, net income adjusted for pension and other postretirement expense and (gain) loss on disposals of property plant and equipment of $93.3 million in the first quarter of 2008 was lower than the $108.6 million in the first quarter of 2007. Offsetting these changes are lower pension and other postretirement benefit payments in the first quarter of 2008, compared to the first quarter of 2007, of $31.0 million.
The net cash used by investing activities of $78.6 million for the first three months of 2008 increased from the same period in 2007 primarily due to higher acquisition activity in the current year, partially offset by higher proceeds from disposals of property, plant and equipment and lower capital expenditures. Cash used for acquisitions increased $53.8 million in 2008, compared to the same period in 2007, primarily due to the acquisition of the assets of Boring Specialties, Inc. Proceeds from the disposal of property, plant and equipment increased $26.0 million primarily due to the sale of the Company’s former seamless steel tube manufacturing facility located in Desford, England for approximately $28.0 million.
The net cash provided by financing activities of $124.8 million for the first quarter of 2008, compared to the first quarter of 2007, increased as a result of the Company increasing its net borrowings by $72.7 million to meet seasonal working capital requirements and to support acquisition activity. In addition, proceeds from the exercise of stock options decreased during the first three months of 2008, compared to the first three months of 2007, by $10.3 million.
Liquidity and Capital Resources
Total debt was $873.3 million at March 31, 2008, compared to $723.2 million at December 31, 2007. Net debt was $805.1 million at March 31, 2008, compared to $693.0 million at December 31, 2007. The net debt to capital ratio was 28.0% at March 31, 2008, compared to 26.1% at December 31, 2007.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Reconciliation of total debt to net debt and the ratio of net debt to capital:
Net Debt:

	March 31,	Dec. 31,
(Dollars in millions)	2008	2007

Short-term debt	$128.0	$108.4
Current portion of long-term debt	20.1	34.2
Long-term debt	725.2	580.6

Total debt	873.3	723.2
Less: cash and cash equivalents	(68.2)	(30.2)

Net debt	$805.1	$693.0

Ratio of Net Debt to Capital:

	March 31,	Dec. 31,
(Dollars in millions)	2008	2007

Net debt	$805.1	$693.0
Shareholders’ equity	2,069.5	1,960.7

Net debt + shareholders’ equity (capital)	$2,874.6	$2,653.7

Ratio of net debt to capital	28.0%	26.1%

The Company presents net debt because it believes net debt is more representative of the Company’s financial position.
At March 31, 2008, the Company had outstanding borrowings of $200.0 million under its $500 million Amended and Restated Credit Agreement (Senior Credit Facility) and letters of credit outstanding totaling $41.6 million, which reduced the availability under the Senior Credit Facility to $258.4 million. The Senior Credit Facility matures on June 30, 2010. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At March 31, 2008, the Company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements. Refer to Note 7 — Financing Arrangements for further discussion.
At March 31, 2008, the Company had no outstanding borrowings under the Company’s Asset Securitization, which provides for borrowings up to $200 million, limited to certain borrowing base calculations, and is secured by certain domestic trade receivables of the Company. As of March 31, 2008, there were no outstanding borrowings under the Asset Securitization, leaving up to $200 million available.
The Company expects that any cash requirements in excess of cash generated from operating activities will be met by the availability under its Asset Securitization and Senior Credit Facility, which totaled $458.4 million as of March 31, 2008. The Company believes it has sufficient liquidity to meet its obligations through 2010.
Financing Obligations and Other Commitments
The Company expects to make cash contributions of $21.4 million to its global defined benefit pension plans in 2008.
During the first quarter of 2008, the Company did not purchase any shares of its common stock pursuant to authorization under the Company’s 2006 common stock purchase plan. This plan authorizes the Company to buy in the open market or in privately negotiated transactions, up to four million shares of common stock, which are to be held as treasury shares and used for specific purposes, up to an aggregate of $180 million. The Company may exercise this authorization until December 31, 2012.
The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Recently Adopted Accounting Pronouncements:
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value that is based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information to develop those assumptions. Additionally, the standard expands the disclosures about fair value measurements to include separately disclosing the fair value measurements of assets or liabilities within each level of the fair value hierarchy. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on the Company’s results of operations and financial condition.
Recently Issued Accounting Pronouncements:
In February 2008, the FASB Issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company’s significant nonfinancial assets and liabilities that could be impacted by this deferral include assets and liabilities initially measured at fair value in a business combination and goodwill tested annually for impairment. The Company is currently evaluating the impact of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities on the Company’s results of operations and financial condition.
In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (SFAS No. 141(R)). SFAS
No. 141(R) provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141(R) also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141(R) is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 141(R) on the Company’s results of operations and financial condition.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company is currently evaluating the impact of adopting SFAS No. 160 on the Company’s results of operations and financial condition.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 161 on the Company’s disclosures of its derivative instruments and hedging activities.
Critical Accounting Policies and Estimates:
The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company reviews its critical accounting policies throughout the year. The Company has concluded that there have been no changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2007, during the three months ended March 31, 2008.

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
Foreign currency exchange losses included in the Company’s operating results for the three months ended March 31, 2008 and 2007 were $2.9 million and $1.3 million, respectively. For the three months ended March 31, 2008, the Company recorded a positive non-cash foreign currency translation adjustment of $28.6 million that increased shareholders’ equity, compared to a positive non-cash foreign currency translation adjustment of $10.6 million that increased shareholders’ equity in the three months ended March 31, 2007. The foreign currency translation adjustment for the three months ended March 31, 2008 was positively impacted by the weakening of the U.S. dollar relative to other currencies, such as the Euro, the Romanian lei, Czech koruna, and the Polish zloty.
Quarterly Dividend:
On May 2, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.17 per share. The dividend will be paid on June 3, 2008 to shareholders of record as of May 16, 2008. This was the 344th consecutive dividend paid on the common stock of the Company.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
h)	those items identified under Item 1A. Risk Factors in this document and in the Annual Report on Form 10-K for the year ended December 31, 2007.
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
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 included a detailed discussion of our risk factors. The information presented below amends and updates those risk factors and should be read in conjunction with the risk factors and information disclosed in the Form 10-K.

Due to developments previously disclosed by the Company, the risk factor entitled “We may not be able to realize the anticipated benefits from, or successfully execute, Project O.N.E.” has been updated.

We may not be able to realize the anticipated benefits from, or successfully execute, Project O.N.E.

During 2005, we began implementing Project O.N.E., a multi-year program designed to improve business processes and systems to deliver enhanced customer service and financial performance. During the second quarter of 2007, we completed the first major U.S. implementation of Project O.N.E. On April 1, 2008, we completed the next installation of Project O.N.E. for the majority of our remaining domestic operations and a majority of our European operations. We may not be able to efficiently operate our business after the implementation of Project O.N.E. which could have a material adverse effect on our business and financial performance and could impede our ability to realize the anticipated benefits from this program. If we are not able to successfully operate our business after implementation of this program, we may lose the ability to schedule production, receive orders, ship product, track inventory and prepare financial statements. Our future success will depend, in part, on our ability to improve our business processes and systems. We may not be able to successfully do so without substantial costs, delays or other difficulties. We may face significant challenges in improving our processes and systems in a timely and efficient manner.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer of Purchases of Common Stock
The following table provides information about purchases by the Company during the quarter ended March 31, 2008 of its common stock.

			Total number	Maximum
			of shares	number of
			purchased as	shares that
			part of publicly	may yet
	Total number	Average	announced	be purchased
	of shares	price paid	plans or	under the plans
Period	purchased (1)	per share (2)	programs	or programs (3)

1/1/08 - 1/31/08	4,743	$32.93	—	4,000,000
2/1/08 - 2/29/08	79,301	30.27	—	4,000,000
3/1/08 - 3/31/08	255	31.33	—	4,000,000

Total	84,299	$30.42	—	4,000,000

(1)	Represents shares of the Company’s common stock that are owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares and the exercise of stock options.

(2)	For restricted shares, the average price paid per share is an average calculated using the daily high and low of the Company’s common stock as quoted on the New York Stock Exchange at the time of vesting. For stock options, the price paid is the real time trading stock price at the time the options are exercised.

(3)	Pursuant to the Company’s 2006 common stock purchase plan, the Company may purchase up to four million shares of common stock at an amount not to exceed $180 million in the aggregate. The Company may purchase shares under its 2006 common stock purchase plan until December 31, 2012.
Item 6. Exhibits
12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of James W. Griffith, President and Chief Executive Officer (principal executive officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Glenn A. Eisenberg, Executive Vice President — Finance and Administration (principal financial officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of James W. Griffith, President and Chief Executive Officer (principal executive officer) and Glenn A. Eisenberg, Executive Vice President — Finance and Administration (principal financial officer) of The Timken Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY

Date May 9, 2008	By /s/ James W. Griffith
James W. Griffith
President, Chief Executive Officer and Director (Principal Executive Officer)

Date May 9, 2008	By /s/ Glenn A. Eisenberg
Glenn A. Eisenberg
Executive Vice President - Finance and Administration (Principal Financial Officer)