Form 10-Q
period 2008-06-30
TIMKEN CO
filed 2008-08-05
CIK 98362

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2008

Common Stock, without par value	96,503,552 shares

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE TIMKEN COMPANY AND SUBSIDIARIES
Consolidated Statement of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007
Net sales	$1,535,549	$1,349,231	$2,970,219	$2,633,744
Cost of products sold	1,191,805	1,061,252	2,314,938	2,089,746

Gross Profit	343,744	287,979	655,281	543,998

Selling, administrative and general expenses	196,603	179,629	374,549	343,932
Impairment and restructuring charges	1,807	7,254	4,683	21,030
(Gain) loss on divestitures	—	(38)	(8)	316

Operating Income	145,334	101,134	276,057	178,720

Interest expense	(11,643)	(10,080)	(22,641)	(19,724)
Interest income	1,515	1,200	2,913	3,155
Other income (expense), net	(1,679)	(2,537)	12,903	(4,448)

Income from Continuing Operations before Income Taxes	133,527	89,717	269,232	157,703
Provision for income taxes	44,584	34,116	95,824	27,848

Income from Continuing Operations	88,943	55,601	173,408	129,855
Income (loss) from discontinued operations, net of income taxes	—	(275)	—	665

Net Income	$88,943	$55,326	$173,408	$130,520

Earnings Per Share:
Basic earnings per share
Continuing operations	$0.93	$0.59	$1.82	$1.38
Discontinued operations	—	—	—	—

Net income per share	$0.93	$0.59	$1.82	$1.38

Diluted earnings per share
Continuing operations	$0.92	$0.58	$1.80	$1.36
Discontinued operations	—	—	—	0.01

Net income per share	$0.92	$0.58	$1.80	$1.37

Dividends per share	$0.17	$0.16	$0.34	$0.32

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheet

	(Unaudited)
	June 30,	December 31,
(Dollars in thousands)	2008	2007

ASSETS
Current Assets
Cash and cash equivalents	$74,735	$30,144
Accounts receivable, less allowances: 2008 - $63,773; 2007 - $42,351	909,409	748,483
Inventories, net	1,247,759	1,087,712
Deferred income taxes	69,614	69,137
Deferred charges and prepaid expenses	12,490	14,204
Other current assets	82,940	95,571

Total Current Assets	2,396,947	2,045,251

Property, Plant and Equipment — Net	1,774,744	1,722,081

Other Assets
Goodwill	277,759	271,784
Other intangible assets	171,985	160,452
Deferred income taxes	101,301	100,872
Other non-current assets	72,143	78,797

Total Other Assets	623,188	611,905

Total Assets	$4,794,879	$4,379,237

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$278,872	$108,370
Accounts payable and other liabilities	576,630	528,052
Salaries, wages and benefits	220,503	212,015
Income taxes payable	29,314	17,087
Deferred income taxes	4,583	4,700
Current portion of long-term debt	23,187	34,198

Total Current Liabilities	1,133,089	904,422

Non-Current Liabilities
Long-term debt	559,315	580,587
Accrued pension cost	158,879	169,364
Accrued postretirement benefits cost	658,633	662,379
Deferred income taxes	10,047	10,635
Other non-current liabilities	96,743	91,181

Total Non-Current Liabilities	1,483,617	1,514,146

Shareholders’ Equity
Class I and II Serial Preferred Stock without par value:
Authorized - 10,000,000 shares each class, none issued
Common stock without par value:
Authorized - 200,000,000 shares
Issued (including shares in treasury) (2008 - 96,831,788 shares; 2007 - 96,143,614 shares)
Stated capital	53,064	53,064
Other paid-in capital	829,875	809,759
Earnings invested in the business	1,520,575	1,379,876
Accumulated other comprehensive loss	(214,215)	(271,251)
Treasury shares at cost (2008 - 328,236 shares; 2007 - 335,105 shares)	(11,126)	(10,779)

Total Shareholders’ Equity	2,178,173	1,960,669

Total Liabilities and Shareholders’ Equity	$4,794,879	$4,379,237

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2008	2007
CASH PROVIDED (USED)
Operating Activities
Net income	$173,408	$130,520
Net (income) from discontinued operations	—	(665)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117,080	102,475
Impairment charges	362	3,353
(Gain) loss on disposals of property, plant and equipment	(15,452)	561
Deferred income tax benefit	2,001	4,877
Stock-based compensation expense	9,572	9,120
Pension and other postretirement expense	43,940	60,471
Pension and other postretirement benefit payments	(41,781)	(98,544)
Changes in operating assets and liabilities:
Accounts receivable	(132,793)	(76,257)
Inventories	(120,683)	(11,518)
Accounts payable and accrued expenses	54,957	(23,343)
Other — net	(7,256)	(11,092)

Net Cash Provided by Operating Activities — Continuing Operations	83,355	89,958
Net Cash Provided by Operating Activities — Discontinued Operations	—	665

Net Cash Provided By Operating Activities	83,355	90,623

Investing Activities
Capital expenditures	(127,447)	(124,979)
Proceeds from disposals of property, plant and equipment	29,741	10,666
Acquisitions	(56,906)	(1,523)
Other	(1,606)	1,291

Net Cash Used by Investing Activities	(156,218)	(114,545)

Financing Activities
Cash dividends paid to shareholders	(32,709)	(30,401)
Net proceeds from common share activity	15,708	30,645
Accounts receivable securitization financing borrowings	210,000	—
Accounts receivable securitization financing payments	(45,000)	—
Proceeds from issuance of long-term debt	631,303	40,054
Payments on long-term debt	(662,689)	(48,402)
Short-term debt activity — net	(6,474)	495

Net Cash Provided (Used) by Financing Activities	110,139	(7,609)
Effect of exchange rate changes on cash	7,315	3,798

Increase (Decrease) In Cash and Cash Equivalents	44,591	(27,733)
Cash and cash equivalents at beginning of year	30,144	101,072

Cash and Cash Equivalents at End of Period	$74,735	$73,339

See accompanying Notes to Consolidated Financial Statements.

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
Note 2 – New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value that is based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information to develop those assumptions. Additionally, the standard expands the disclosures about fair value measurements to include separately disclosing the fair value measurements of assets or liabilities within each level of the fair value hierarchy.
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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s results of operations and financial condition.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 161 on the Company’s disclosures of its derivative instruments and hedging activities.

Note 3 – Inventories

	June 30,	December 31,
	2008	2007

Inventories:
Manufacturing supplies	$91,643	$81,716
Work in process and raw materials	545,711	484,580
Finished products	610,405	521,416

Inventories	$1,247,759	$1,087,712

An actual valuation of the inventory under the last-in, first-out (LIFO) method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. The LIFO reserve at June 30, 2008 and December 31, 2007 was $300,511 and $228,707, respectively.
The Company’s Steel segment recognized a charge of $28,600 and $46,200, respectively, for LIFO during the second quarter and first six months of 2008, compared to $1,700 and $3,900, respectively, during the second quarter and first six months of 2007, due to rising scrap steel costs. Based on management’s current expectation of year-end scrap steel costs and inventory levels, the Company expects to recognize a LIFO charge of $93,000 for the full year of 2008, an increase of $74,300 over the full year of 2007.
Effective January 1, 2007, the Company changed the method of accounting for certain product inventories for one of its domestic legal entities from the first-in, first-out (FIFO) method to the LIFO method. This change affected approximately 8% of the Company’s total gross inventory at December 31, 2006. As a result of this change, substantially all domestic inventories are stated at the lower of cost, as determined on a LIFO basis, or market. The change is preferable because it improves financial reporting by supporting the continued integration of the Company’s domestic bearing business, as well as providing a consistent and uniform costing method across the Company’s domestic operations and reduces the complexity of intercompany transactions. SFAS No. 154, “Accounting Changes and Error Corrections,” requires that a change in accounting principle be reflected through retrospective application of the new accounting principle to all prior periods, unless it is impractical to do so. The Company determined that retrospective application to a period prior to January 1, 2007 was not practical as the necessary information needed to restate prior periods is not available. Therefore, the Company began to apply the LIFO method to these inventories beginning January 1, 2007. The adoption of the LIFO method for these inventories did not have a material impact on the Company’s results of operations or financial position during the first half of 2007.
Note 4 – Property, Plant and Equipment
The components of property, plant and equipment are as follows:

	June 30,	December 31,
	2008	2007

Property, Plant and Equipment:
Land and buildings	$707,385	$668,005
Machinery and equipment	3,364,965	3,264,741

Subtotal	4,072,350	3,932,746
Less allowances for depreciation	(2,297,606)	(2,210,665)

Property, Plant and Equipment — Net	$1,774,744	$1,722,081

At June 30, 2008 and December 31, 2007, machinery and equipment included approximately $126,200 and $114,500, respectively, of capitalized software. Depreciation expense for the three months ended June 30, 2008 and 2007 was $55,986 and $44,865, respectively. Depreciation expense for the six months ended June 30, 2008 and 2007 was $109,981 and $96,779, respectively. Assets held for sale at June 30, 2008 and December 31, 2007 were $6,944 and $12,340, respectively. Assets held for sale relate to land and buildings in Torrington, Connecticut and Clinton, South Carolina, and are classified as other current assets on the Consolidated Balance Sheet.
On February 15, 2008, the Company completed the sale of its former seamless steel tube manufacturing facility located in Desford, England for approximately $28,400. The Company recognized a pretax gain of approximately $20,400 during the first quarter of 2008 and recorded the gain in other income (expense), net in the Company’s Consolidated Statement of Income. This facility was classified as assets held for sale at December 31, 2007.

Note 5 – Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2008 are as follows:

	Beginning			Ending
	Balance	Acquisitions	Other	Balance

Segment:
Mobile Industries	$63,251	$—	$(4,009)	$59,242
Process Industries	55,651	—	1,221	56,872
Aerospace and Defense	152,882	—	695	153,577
Steel	—	8,068	—	8,068

Total	$271,784	$8,068	$(2,093)	$277,759

Acquisitions represent the opening balance sheet allocation for the acquisition of the assets of Boring Specialties, Inc. completed in February 2008. Refer to Note 15 — Acquisitions for further discussion. The purchase price allocation is preliminary for this acquisition because the Company is waiting for final valuation reports, and may be subsequently adjusted. Other primarily includes foreign currency translation adjustments.
The following table displays intangible assets as of June 30, 2008 and December 31, 2007:

	As of June 30, 2008
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Intangible assets subject to amortization:

Mobile Industries	$51,884	$24,707	$27,177
Process Industries	56,051	24,936	31,115
Aerospace and Defense	87,119	6,362	80,757
Steel	18,633	1,091	17,542

	$213,687	$57,096	$156,591

Intangible assets not subject to amortization:

Goodwill	$277,759	$—	$277,759
Other	15,394	—	15,394

	$293,153	$—	$293,153

Total intangible assets	$506,840	$57,096	$449,744

	As of December 31, 2007
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Intangible assets subject to amortization:

Mobile Industries	$51,122	$22,277	$28,845
Process Industries	55,826	23,307	32,519
Aerospace and Defense	87,029	3,807	83,222
Steel	944	438	506

	$194,921	$49,829	$145,092

Intangible assets not subject to amortization:

Goodwill	$271,784	$—	$271,784
Other	15,360	—	15,360

	$287,144	$—	$287,144

Total intangible assets	$482,065	$49,829	$432,236

Note 5 – Goodwill and Other Intangible Assets (continued)
Amortization expense for intangible assets was approximately $3,600 and $7,100, respectively, for the three and six months ended June 30, 2008. Amortization expense for intangible assets is estimated to be approximately $14,500 for 2008, $14,400 in 2009, $14,200 in 2010, $13,400 in 2011 and $13,000 in 2012.
Note 6 – Equity Investments
The Company’s investments in less than majority-owned companies in which it has the ability to exercise significant influence are accounted for using the equity method, except when they qualify as variable interest entities and are consolidated in accordance with FASB Interpretation No. 46 (revised December 2003) (FIN 46(R)), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.”
Equity investments are reviewed for impairment when circumstances (such as lower-than-expected financial performance or change in strategic direction) indicate that the carrying value of the investment may not be recoverable. If impairment does exist, the equity investment is written down to its fair value with a corresponding charge to the Consolidated Statement of Income. No impairments were recorded during the first six months of 2008 or 2007 relating to the Company’s equity investments.
Investments accounted for under the equity method were $16,404 and $14,426 at June 30, 2008 and December 31, 2007, respectively, and were reported in other non-current assets on the Consolidated Balance Sheet.
The Company’s Mobile Industries segment has an investment in a joint venture called Advanced Green Components, LLC (AGC). AGC is engaged in the business of converting steel to machined rings for tapered bearings and other related products. During the third quarter of 2006, AGC refinanced its long-term debt of $12,240. The Company guaranteed half of this obligation. The Company concluded the refinancing represented a reconsideration event to evaluate whether AGC was a variable interest entity under FIN 46(R). The Company concluded that AGC was a variable interest entity and that the Company was the primary beneficiary. Therefore, the Company consolidated AGC, effective September 30, 2006. All of AGC’s assets are collateral for its obligations. Except for AGC’s indebtedness for which the Company is a guarantor, AGC’s creditors have no recourse to the general credit of the Company.
Note 7 – Financing Arrangements
Short-term debt at June 30, 2008 and December 31, 2007 was as follows:

	June 30,	December 31,
	2008	2007

Variable-rate Accounts Receivable Securitization financing agreement with an interest rate of 2.97%	$165,000	$—
Variable-rate lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 4.49% to 11.75%	113,872	108,370

Short-term debt	$278,872	$108,370

The Company has a $200,000 Accounts Receivable Securitization Financing Agreement (Asset Securitization), renewable every 364 days. On December 28, 2007, the Company renewed its Asset Securitization. Under the terms of the Asset Securitization, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary that in turn uses the trade receivables to secure borrowings, which are funded through a vehicle that issues commercial paper in the short-term market. As of June 30, 2008, the Company had outstanding borrowings of $165,000 under the Asset Securitization. The yield on the commercial paper, which is the commercial paper rate plus program fees, is considered a financing cost and is included in interest expense in the Consolidated Statement of Income.
The lines of credit for certain of the Company’s foreign subsidiaries provide for borrowings up to $405,348. At June 30, 2008, the Company had borrowings outstanding of $113,872, which reduced the availability under these facilities to $291,476.

Note 7 – Financing Arrangements (continued)
Long-term debt at June 30, 2008 and December 31, 2007 was as follows:

	June 30,	December 31,
	2008	2007

Fixed-rate Medium-Term Notes, Series A, due at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	$175,000	$191,933
Variable-rate Senior Credit Facility (3.57% at June 30, 2008)	35,000	55,000
Variable-rate State of Ohio Air Quality and Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (1.79% at June 30, 2008)	21,700	21,700
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (1.79% at June 30, 2008)	17,000	17,000
Variable-rate Unsecured Canadian Note, maturing on December 22, 2010 (3.95% at June 30, 2008)	56,628	57,916
Fixed-rate Unsecured Notes, maturing on February 15, 2010 with an interest rate of 5.75%	250,337	250,307
Variable-rate credit facility with US Bank for Advanced Green Components, LLC, maturing on July 17, 2009 (3.85% at June 30, 2008)	12,240	12,240
Other	14,597	8,689

	582,502	614,785
Less current maturities	23,187	34,198

Long-term debt	$559,315	$580,587

The Company has a $500,000 Amended and Restated Credit Agreement (Senior Credit Facility) that matures on June 30, 2010. At June 30, 2008, the Company had outstanding borrowings of $35,000 and had issued letters of credit under this facility totaling $41,590, which reduced the availability under the Senior Credit Facility to $423,410. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At June 30, 2008, the Company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements.
In December 2005, the Company entered into a 57,800 Canadian Dollar unsecured loan in Canada. The principal balance of the loan is payable in full on December 22, 2010. The interest rate is variable based on the Canadian LIBOR rate and interest payments are due quarterly.
In January 2008, the Company repaid $17,000 of medium-term notes.
The Company is the guarantor of $6,120 of AGC’s $12,240 credit facility. Refer to Note 6 — Equity Investments for additional discussion. In July 2008, AGC renewed its $12,240 credit facility with US Bank that was set to expire July 18, 2008 for another 364 days. The Company continues to guarantee half of this obligation.
Note 8 – Product Warranty
The Company provides limited warranties on certain of its products. The Company accrues liabilities for warranties based upon specific claims and a review of historical warranty claim experience in accordance with SFAS No. 5, “Accounting for Contingencies.” Should the Company become aware of a specific potential warranty claim for which liability is probable and reasonably estimable, a specific charge is recorded and accounted for accordingly. Adjustments are made quarterly to the accruals as claim data and historical experience change. The following is a rollforward of the warranty accruals for the six months ended June 30, 2008 and the twelve months ended December 31, 2007:

	June 30,	December 31,
	2008	2007

Beginning balance, January 1	$12,571	$20,023
Expense	1,108	3,068
Payments	(5,772)	(10,520)

Ending balance	$7,907	$12,571

The product warranty accrual at June 30, 2008 and December 31, 2007 was included in accounts payable and other liabilities on the Consolidated Balance Sheet.

Note 9 – Shareholders’ Equity
An analysis of the change in capital and earnings invested in the business is as follows:

		Common Stock		Earnings	Accumulated
			Other	Invested	Other
		Stated	Paid-In	in the	Comprehensive	Treasury
	Total	Capital	Capital	Business	Income	Stock

Balance at December 31, 2007	$1,960,669	$53,064	$809,759	$1,379,876	$(271,251)	$(10,779)

Net Income	173,408			173,408

Foreign currency translation adjustment	41,165				41,165
Pension and postretirement liability adjustment	15,496				15,496
Unrealized loss on marketable securities	(260)				(260)
Change in fair value of derivative financial instruments, net of reclassifications	635				635

Total comprehensive income	230,444

Dividends — $0.34 per share	(32,709)			(32,709)
Tax benefit from stock compensation	3,988		3,988
Issuance (tender) of 6,869 shares from treasury and 688,174 shares from authorized	15,781		16,128			(347)

Balance at June 30, 2008	$2,178,173	$53,064	$829,875	$1,520,575	$(214,215)	$(11,126)

The total comprehensive income for the three months ended June 30, 2008 and 2007 was $108,862 and $109,916, respectively. Total comprehensive income for the six months ended June 30, 2007 was $191,919.
Note 10 — Earnings Per Share
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Income from continuing operations for basic earnings per share and diluted earnings per share	$88,943	$55,601	$173,408	$129,855
Denominator:
Weighted-average number of shares outstanding — basic	95,604,374	94,514,074	95,440,281	94,245,696
Effect of dilutive securities:
Stock options and awards — based on the treasury stock method	903,586	1,052,045	815,770	950,089

Weighted-average number of shares outstanding, assuming dilution of stock options and awards	96,507,960	95,566,119	96,256,051	95,195,785

Basic earnings per share from continuing operations	$0.93	$0.59	$1.82	$1.38

Diluted earnings per share from continuing operations	$0.92	$0.58	$1.80	$1.36

The exercise prices for certain stock options that the Company has awarded exceed the average market price of the Company’s common stock. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. The antidilutive stock options outstanding were zero during the three months ended June 30, 2008 and 2007, respectively. The antidilutive stock options outstanding were 784,510 and 856,569 during the six months ended June 30, 2008 and 2007, respectively.

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
Effective January 1, 2008, the Company began operating under two business groups: the Steel Group and the Bearings and Power Transmission Group. The Bearings and Power Transmission Group is composed of three operating segments: Mobile Industries, Process Industries and Aerospace and Defense. These three operating segments and the Steel Group comprise the Company’s four reportable segments. Segment results for 2007 have been reclassified to conform to the 2008 presentation of segments.

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Net sales to external customers:
Mobile Industries	$628,195	$632,497	$1,263,490	$1,241,952
Process Industries	327,547	265,747	639,716	514,614
Aerospace and Defense	105,676	74,370	207,808	148,084
Steel	474,131	376,617	859,205	729,094

	$1,535,549	$1,349,231	$2,970,219	$2,633,744

Intersegment sales:
Process Industries	$870	$485	$1,279	$851
Steel	44,797	34,152	84,711	71,967

	$45,667	$34,637	$85,990	$72,818

Segment EBIT, as adjusted:
Mobile Industries	$12,040	$24,616	$38,649	$45,504
Process Industries	63,561	38,359	123,460	65,423
Aerospace and Defense	12,126	4,183	19,303	10,692
Steel	80,318	65,888	133,697	131,414

Total EBIT, as adjusted, for reportable segments	$168,045	$133,046	$315,109	$253,033

Unallocated corporate expense	(19,303)	(17,526)	(35,728)	(33,754)
Impairment and restructuring	(1,807)	(7,254)	(4,683)	(21,030)
Gain (loss) on divestitures	—	38	8	(316)
Rationalization and integration charges	(2,119)	(11,369)	(4,301)	(24,542)
Gain on sale of non-strategic assets, net of dissolution of subsidiary	191	2,029	20,545	2,372
Interest expense	(11,643)	(10,080)	(22,641)	(19,724)
Interest income	1,515	1,200	2,913	3,155
Intersegment eliminations	(1,352)	(367)	(1,990)	(1,491)

Income from Continuing Operations before Income Taxes	$133,527	$89,717	$269,232	$157,703

Intersegment sales represent sales between the segments. These sales are eliminated upon consolidation.

Note 12 – Impairment and Restructuring Charges
Impairment and restructuring charges by segment are comprised of the following:
For the three months ended June 30, 2008:

	Mobile	Process
	Industries	Industries	Steel	Total

Impairment charges	$—	$—	$—	$—
Severance expense and related benefit costs	470	—	—	470
Exit costs	(45)	1,343	39	1,337

Total	$425	$1,343	$39	$1,807

For the six months ended June 30, 2008:
	Mobile	Process
	Industries	Industries	Steel	Total

Impairment charges	$310	$52	$—	$362
Severance expense and related benefit costs	2,564	—	—	2,564
Exit costs	(38)	1,431	364	1,757

Total	$2,836	$1,483	$364	$4,683

For the three months ended June 30, 2007:
	Mobile	Process
	Industries	Industries	Steel	Total

Impairment charges	$—	$955	$—	$955
Severance expense and related benefit costs	3,109	—	989	4,098
Exit costs	1,865	4	332	2,201

Total	$4,974	$959	$1,321	$7,254

For the six months ended June 30, 2007:
	Mobile	Process
	Industries	Industries	Steel	Total

Impairment charges	$—	$3,353	$—	$3,353
Severance expense and related benefit costs	9,655	(155)	5,616	15,116
Exit costs	2,129	36	396	2,561

Total	$11,784	$3,234	$6,012	$21,030

Bearings and Power Transmission Reorganization
In August 2007, the Company announced the realignment of its management structure. During the first quarter of 2008, the Company began to operate under two major business groups: the Steel Group and the Bearings and Power Transmission Group. The Bearings and Power Transmission Group includes three reportable segments: Mobile Industries, Process Industries and Aerospace and Defense. The Company anticipates the organizational changes will streamline operations and eliminate redundancies. The Company expects to realize pretax savings of approximately $10,000 to $20,000 annually by the end of 2008 as a result of these changes. During the second quarter and first six months of 2008, the Company recorded $1,030 and $2,122, respectively, of severance and related benefit costs related to this initiative. The severance charge for the second quarter and first six months of 2008 related to the Mobile Industries segment.

Note 12 – Impairment and Restructuring Charges (continued)
Mobile Industries
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
In September 2006, the Company announced further planned reductions in its Mobile Industries segment workforce. In March 2007, the Company announced the planned closure of its manufacturing facility in Sao Paulo, Brazil. However, the closure of the manufacturing facility in Sao Paulo, Brazil has been delayed temporarily to serve higher customer demand.
These plans are targeted to collectively deliver annual pretax savings of approximately $75,000, with expected net workforce reductions of approximately 1,300 to 1,400 positions and pretax costs of approximately $115,000 to $125,000, which include restructuring costs and rationalization costs recorded in cost of products sold and selling, administrative and general expenses. Due to the delay in the timing of the closure of the manufacturing facility in Sao Paulo, Brazil, the Company does not expect to fully realize the pretax savings of approximately $75,000 until the end of 2009. Mobile Industries has incurred cumulative pretax costs of approximately $98,398 as of June 30, 2008 for these plans.
During the first six months of 2008, the Company recorded $350 for severance and related benefits associated with the Mobile Industries’ restructuring and workforce reduction plans. During the second quarter and first six months of 2007, the Company recorded $3,109 and $9,655, respectively, of severance and related benefit costs and $1,865 and $2,129, respectively, of exit costs associated with the Mobile Industries’ restructuring and workforce reduction plans. The exit costs recorded in the second quarter of 2007 were primarily the result of environmental charges related to the planned closure of the manufacturing facility in Sao Paulo, Brazil.
In addition to the above charges, the Company recorded an impairment charge of $310 related to one of Mobile Industries’ foreign entities during the first six months of 2008.
Process Industries
In May 2004, the Company announced plans to rationalize its three bearing plants in Canton, Ohio within the Process Industries segment. On September 15, 2005, the Company reached a new four-year agreement with the United Steelworkers of America, which went into effect on September 26, 2005, when the prior contract expired. This rationalization initiative is expected to deliver annual pretax savings of approximately $20,000 through streamlining operations and workforce reductions, with pretax costs of approximately $35,000 to $40,000, by the end of 2009.
The Company recorded exit costs of $1,343 and $1,431, respectively, during the second quarter and first six months of 2008 related to Process Industries’ rationalization plans. In addition, the Company recorded impairment charges of $52 during the first six months of 2008. The exit costs recorded in the second quarter 2008 were primarily the result of environmental charges. During the second quarter and first six months of 2007, the Company recorded impairment charges and exit costs of $805 and $3,235, respectively, as a result of the Process Industries’ rationalization plans. Including rationalization costs recorded in cost of products sold and selling, administrative and general expenses, the Process Industries segment has incurred cumulative pretax costs of approximately $33,580 as of June 30, 2008 for these rationalization plans.
Steel
In April 2007, the Company completed the closure of its seamless steel tube manufacturing facility located in Desford, England. The Company recorded $364 of exit costs during the first six months of 2008 related to this action. The Company recorded $929 and $5,556 of severance and related benefit costs, and $332 and $396 of exit costs during the second quarter and first six months of 2007, respectively, related to this action.

Note 12 – Impairment and Restructuring Charges (continued)
The following is a rollforward of the consolidated restructuring accrual for the six months ended June 30, 2008 and the twelve months ended December 31, 2007:

	June 30,	December 31,
	2008	2007

Beginning balance, January 1	$24,455	$31,985
Expense	4,321	28,640
Payments	(9,166)	(36,170)

Ending balance	$19,610	$24,455

The restructuring accrual at June 30, 2008 and December 31, 2007 is included in accounts payable and other liabilities on the Consolidated Balance Sheet. The accrual at June 30, 2008 includes $11,953 of severance and related benefits, with the remainder of the balance primarily representing environmental exit costs. The majority of the $11,953 accrual related to severance and related benefits is expected to be paid by the end of 2009 pending the closure of the manufacturing facility in Sao Paulo, Brazil.
Note 13 – Retirement and Postretirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s retirement and postretirement benefit plans. The amounts for the three and six months ended June 30, 2008 are based on actuarial calculations prepared during 2007. Consistent with prior years, these calculations will be updated later in the year. These updated calculations may result in different net periodic benefit cost for 2008. The net periodic benefit cost recorded for the three and six months ended June 30, 2008 is the Company’s best estimate of each period’s proportionate share of the amounts to be recorded for the year ended December 31, 2008.

	Pension		Postretirement
	Three Months ended		Three Months ended
	June 30,		June 30,
	2008	2007	2008	2007

Components of net periodic benefit cost
Service cost	$8,265	$9,594	$409	$1,181
Interest cost	39,522	37,579	9,630	10,382
Expected return on plan assets	(50,689)	(47,596)	—	—
Amortization of prior service cost	3,165	2,833	(619)	(464)
Recognized net actuarial loss	7,317	11,174	1,153	3,099
Amortization of transition asset	(24)	(44)	—	—

Net periodic benefit cost	$7,556	$13,540	$10,573	$14,198

	Pension		Postretirement
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Components of net periodic benefit cost
Service cost	$18,453	$20,696	$1,562	$2,431
Interest cost	81,345	77,475	20,717	20,682
Expected return on plan assets	(101,234)	(94,644)	—	—
Amortization of prior service cost	6,300	5,657	(1,089)	(939)
Recognized net actuarial loss	14,552	23,673	3,383	5,524
Amortization of transition asset	(49)	(84)	—	—

Net periodic benefit cost	$19,367	$32,773	$24,573	$27,698

Note 14 – Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Provision for income taxes	$44,584	$34,116	$95,824	$27,848
Effective tax rate	33.4%	38.0%	35.6%	17.7%

The Company’s provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against income from continuing operations before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior year tax liabilities, are recorded during the period in which they occur.
The effective tax rate for the second quarter of 2008 was lower than the U.S. Federal statutory tax rate primarily due to the earnings of certain foreign subsidiaries being taxed at a rate less than 35% and the U.S. manufacturing deduction. These decreases were partially offset by the inability to record a tax benefit for losses at certain foreign subsidiaries, U.S. state and local income taxes, taxes incurred on foreign remittances and the net impact of other items.
The effective tax rate for the first six months of 2008 was higher than the U.S. Federal statutory tax rate primarily due to the inability to record a tax benefit for losses at certain foreign subsidiaries, U.S. state and local income taxes, a discrete tax adjustment recorded during the first quarter of 2008 to increase the Company’s reserves for uncertain tax positions and the net impact of other items. These increases were partially offset by the earnings of certain foreign subsidiaries being taxed at a rate less than 35% and the U.S. manufacturing deduction.
As of June 30, 2008, the Company had approximately $58,200 of total gross unrecognized tax benefits. During the first six months of 2008, the Company’s total gross unrecognized tax benefits decreased by $54,900. This decrease was primarily due to the settlement and resulting cash payment related to tax years 2002 through 2005, which were under examination by the Internal Revenue Service (IRS). The tax positions under examination included the timing of income recognition for certain amounts received by the Company and treated as capital contributions pursuant to Internal Revenue Code Section 118 and other items.
The following chart reconciles the Company’s total gross unrecognized tax benefits for the six months ended June 30, 2008.

Beginning balance, January 1, 2008	$113,100
Tax positions related to the current year:
Additions	3,000
Tax positions related to prior years:
Additions	200
Reductions	(4,800)
Settlements with tax authorities	(53,300)
Lapses in statutes of limitation	—

Ending balance, June 30, 2008	$58,200

Included in the $58,200 total gross unrecognized tax benefits amount is approximately $23,100 (including the federal tax benefit on state tax positions), which represents the amount of unrecognized tax benefits that would favorably impact the Company’s effective tax rate in any future periods if such benefits were recognized. As of June 30, 2008, the Company anticipates a decrease in its unrecognized tax positions of approximately $10,000 to $12,000 during the next 12 months. The anticipated decrease is primarily due to the expiration of the statute of limitations for various uncertain tax positions. As of June 30, 2008, the Company has accrued approximately $4,500 of interest and penalties related to uncertain tax positions.
As of June 30, 2008, the Company is subject to examination by the IRS for tax years 2006 to the present. The Company is also subject to tax examination in various U.S. state and local tax jurisdictions for tax years 2002 to the present, as well as various foreign tax jurisdictions, including France, Germany, India, Czech Republic, China and Canada, for tax years 1999 to the present.
The current portion of the Company’s unrecognized tax benefits is presented on the Consolidated Balance Sheet within income taxes payable, and the non-current portion is recorded as a component of other non-current liabilities.

Note 15 – Acquisitions
On February 21, 2008, the Company purchased the assets of Boring Specialties, Inc. (BSI), a leading provider of a wide range of precision deep-hole oil and gas drilling and extraction products and services, for $56,562, including acquisition costs. The acquisition will extend the Company’s presence in the growing energy market by adding BSI's value-added products to the Company’s wide range of alloy steel products for oil and gas customers. The acquisition agreement allows for an earnout payment of up to $15,000 to be paid if certain milestones are met over the following five years. BSI is based in Houston, Texas, employs 190 people and had 2006 sales of approximately $48,000. The Company has preliminarily allocated the purchase price to assets of $57,289, including $9,557 of accounts receivable, $9,531 of inventories, $12,251 of property, plant and equipment and $17,760 of amortizable intangible assets, and liabilities of $727. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill in the amount of $8,068. The results of the operations of BSI are included in the Company’s Consolidated Statement of Income for the period subsequent to the effective date of the acquisition. Pro forma results of the operations are not presented because the effect of the acquisition was not significant.
Note 16 – Fair Value
SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1 –	Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2 –	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.
Level 3 –	Unobservable inputs for the asset or liability.
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2008:

	Fair Value at June 30, 2008
	Total	Level 1	Level 2	Level 3

Assets:
Available-for-sale securities	$22,873	$22,873	$—	$—
Interest rate swaps	337	337	—	—

Total Assets	$23,210	$23,210	$—	$—

Liabilities:
Derivatives	$833	$833	$—	$—

Total Liabilities	$833	$833	$—	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Introduction
The Timken Company is a leading global manufacturer of highly engineered anti-friction bearings and assemblies, high-quality alloy steels and aerospace power transmission systems and a provider of related products and services. During the fourth quarter of 2007, the Company implemented changes in its management structure. Beginning with the first quarter of 2008, the Company began operating under two business groups: the Steel Group and the Bearings and Power Transmission Group. The Bearings and Power Transmission Group is composed of three operating segments: (1) Mobile Industries, (2) Process Industries and (3) Aerospace and Defense. These three operating segments and the Steel Group comprise the Company’s four reportable segments.
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
The Process Industries segment provides bearings, power transmission components and related products and services. Customers of the Process Industries segment include original equipment manufacturers of power transmission, energy and heavy industries machinery and equipment, including rolling mills, cement and aggregate processing equipment, paper mills, sawmills, printing presses, cranes, hoists, drawbridges, wind energy turbines, gear drives, drilling equipment, coal conveyors and crushers and food processing equipment. The Process Industries segment also includes aftermarket distributors of products other than for steel and automotive applications. The Company’s strategy for the Process Industries segment is to pursue growth in selected industrial markets and achieve a leadership position in targeted Asian sectors. The Company is increasing large-bore bearing capacity in Romania, China, India and the United States to serve heavy industrial market sectors. The Process Industries segment began to benefit from this increase in large-bore bearing capacity during the latter part of 2007, with a greater impact expected in the latter part of 2008. In December 2007, the Company announced the establishment of a joint venture in China to manufacture ultra-large-bore bearings for the growing Chinese wind energy market. In April 2008, the Process Industries segment began shipping product from its new industrial bearing plant in Chennai, India.
The Aerospace and Defense segment manufactures bearings, helicopter transmission systems, rotor head assemblies, turbine engine components, gears and other precision flight-critical components for commercial and military aviation applications. The Aerospace and Defense segment also provides aftermarket services, including repair and overhaul of engines, transmissions and fuel controls, as well as aerospace bearing repair and component reconditioning. Customers of the Aerospace and Defense segment also include original equipment manufacturers of health and positioning control equipment. The Company’s strategy for the Aerospace and Defense segment is to: (1) grow value by adding power transmission parts, assemblies and services, utilizing a platform approach; (2) develop new aftermarket channels; and (3) add core bearing capacity through manufacturing initiatives in North America and China. In October 2007, the Company completed the acquisition of the assets of The Purdy Corporation, located in Manchester, Connecticut. This acquisition further expands the growing range of power-transmission products and capabilities that the Company provides to aerospace customers. In addition, the Company opened a new aerospace precision products manufacturing facility in China in April 2008.
The Steel segment manufactures more than 450 grades of carbon and alloy steel, which are produced in both solid and tubular sections with a variety of lengths and finishes. The Steel segment also manufactures custom-made steel products for both industrial and automotive applications. The Company’s strategy for the Steel segment is to focus on opportunities where the Company can offer differentiated capabilities while driving profitable growth. In January 2007, the Company announced plans to invest approximately $60 million to enable the Company to competitively produce steel bars down to 1-inch diameter for use in power transmission and friction management applications for a variety of customers, including the rapidly growing automotive transplants. This expansion is expected to be operational during the fourth quarter of 2008. During the first quarter of 2007, the Company added a new induction heat-treat line in Canton, Ohio, which increases capacity and enables the Company to provide differentiated product to more customers in its global energy markets. In April 2007, the Company completed the closure of its seamless steel tube manufacturing operations located in Desford, England. In February 2008, the Company completed the acquisition of the assets of Boring Specialties, Inc., a provider of a wide range of precision deep-hole oil and gas drilling and extraction products and services.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Financial Overview
Overview:

	2Q 2008	2Q 2007	$ Change	% Change
(Dollars in millions, except earnings per share)
Net sales	$1,535.5	$1,349.2	$186.3	13.8%
Income from continuing operations	88.9	55.6	33.3	59.9%
Income (loss) from discontinued operations	—	(0.3)	0.3	100.0%
Net income	$88.9	$55.3	$33.6	60.8%
Diluted earnings per share:
Continuing operations	$0.92	$0.58	$0.34	58.6%
Discontinued operations	—	—	—	NM
Net income per share	$0.92	$0.58	$0.34	58.6%
Average number of shares — diluted	96,507,960	95,566,119	—	1.0%

	YTD 2008	YTD 2007	$ Change	% Change
(Dollars in millions, except earnings per share)
Net sales	$2,970.2	$2,633.7	$336.5	12.8%
Income from continuing operations	173.4	129.8	43.6	33.6%
Income from discontinued operations	—	0.7	(0.7)	(100.0)%
Net income	$173.4	$130.5	$42.9	32.9%
Diluted earnings per share:
Continuing operations	$1.80	$1.36	$0.44	32.4%
Discontinued operations	—	0.01	(0.01)	(100.0)%
Net income per share	$1.80	$1.37	$0.43	31.4%
Average number of shares — diluted	96,256,051	95,195,785	—	1.1%

Net sales for the second quarter of 2008 were $1.54 billion, compared to $1.35 billion in the second quarter of 2007, an increase of 13.8%. Net sales for the first six months of 2008 were $2.97 billion, compared to $2.63 billion for the first six months of 2007, an increase of 12.8%. The increase in sales was primarily driven by strong sales in global industrial markets as the Company benefited from the favorable impact of pricing, surcharges, acquisitions and foreign currency translation. For the second quarter of 2008, earnings per diluted share were $0.92, compared to $0.58 per diluted share for second quarter of 2007. For the first six months of 2008, earnings per diluted share were $1.80, compared to $1.37 per diluted share for the first six months of 2007. Income from continuing operations per diluted share was $1.80, compared to $1.36 per diluted share for the same period a year ago.
The Company’s second quarter and first half results reflect the ongoing strength of industrial markets and increased pricing and surcharges, partially offset by historically high raw material costs. Additionally, the Company’s second quarter and first half results reflect lower expenses associated with restructuring activities. Results for the first six months of 2008 also reflect income from the sale of the Company’s former seamless steel tube manufacturing facility located in Desford, England. The Company recognized a pretax gain of $20.4 million on the sale of this facility. The Company continued its focus on increasing production capacity in targeted areas, including major capacity expansions for industrial products at several manufacturing locations around the world.
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
Project O.N.E. is a multi-year program, which began in 2005, designed to improve the Company’s business processes and systems. The Company expects to invest approximately $210 to $220 million, which includes internal and external costs, to implement Project O.N.E. As of June 30, 2008, the Company has incurred costs of approximately $184.5 million, of which approximately $108.1 million have been capitalized to the Consolidated Balance Sheet. During the second quarter of 2007, the Company completed the installation of Project O.N.E. for a major portion of its domestic operations. On April 1, 2008, the Company completed the next installation of Project O.N.E. for the majority of the Company’s remaining domestic operations and a major portion of its European operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The Company’s results for the first half of 2007 reflect a lower tax rate primarily due to favorable adjustments to the Company’s accruals for uncertain tax positions.
The Statement of Income
Sales by Segment:

	2Q 2008	2Q 2007	$ Change	% Change
(Dollars in millions, and exclude intersegment sales)
Mobile Industries	$628.2	$632.5	$(4.3)	(0.7)%
Process Industries	327.5	265.7	61.8	23.3%
Aerospace and Defense	105.7	74.4	31.3	42.1%
Steel	474.1	376.6	97.5	25.9%

Total Company	$1,535.5	$1,349.2	$186.3	13.8%

	YTD 2008	YTD 2007	$ Change	% Change
(Dollars in millions, and exclude intersegment sales)
Mobile Industries	$1,263.5	$1,241.9	$21.6	1.7%
Process Industries	639.7	514.6	125.1	24.3%
Aerospace and Defense	207.8	148.1	59.7	40.3%
Steel	859.2	729.1	130.1	17.8%

Total Company	$2,970.2	$2,633.7	$336.5	12.8%

Net sales for the second quarter of 2008 increased $186.3 million, or 13.8%, compared to the second quarter of 2007. Acquisitions of the assets of The Purdy Corporation (Purdy), acquired in the fourth quarter of 2007, and Boring Specialties, Inc. (BSI), acquired during the first quarter of 2008, contributed $34.9 million to the increase in net sales. In addition, the effect of currency rate changes contributed $44.0 million to the increase in net sales. The remaining increase in net sales for the second quarter of 2008, compared to the second quarter of 2007, was primarily due to higher pricing and surcharges as well as higher volume across most market sectors, particularly heavy truck, off-highway, aerospace, power transmission and heavy industry, partially offset by lower demand from North American light-vehicle customers.
Net sales for the first six months of 2008 increased $336.5 million, or 12.8%, compared to the first six months of 2007. The Purdy acquisition and the BSI acquisition contributed $60.4 million to the increase in net sales for the first half of 2008. In addition, the effect of currency rate changes contributed $91.0 million to the increase in net sales for the first half of 2008. The remaining increase in net sales for the first six months of 2008, compared to the first six months of 2007, was primarily due to higher pricing and surcharges as well as higher volume across most market sectors, particularly heavy truck, off-highway, aerospace and heavy industry, as well as from the Company’s industrial distribution channel, partially offset by lower demand from North American light-vehicle customers.
Gross Profit:

	2Q 2008	2Q 2007	$ Change	Change
(Dollars in millions)
Gross profit	$343.7	$288.0	$55.7		19.3%
Gross profit % to net sales	22.4%	21.3%	—	110	bps
Rationalization expenses included in cost of products sold	$0.9	$10.7	$(9.8)		(91.6)%

	YTD 2008	YTD 2007	$ Change	Change
(Dollars in millions)
Gross profit	$655.3	$544.0	$111.3		20.5%
Gross profit % to net sales	22.1%	20.7%	—	140	bps
Rationalization expenses included in cost of products sold	$2.2	$22.6	$(20.4)		(90.3)%

Gross profit margins increased in the second quarter and first six months of 2008, compared to the second quarter and first six months of 2007, as a result of higher surcharges and favorable pricing, higher sales volumes across most market sectors and lower rationalization expenses, partially offset by higher LIFO charges related to higher raw materials costs and lower demand from North American light-vehicle customers. The higher raw material costs primarily relate to historically high steel scrap costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
In the second quarter and first six months of 2008, rationalization expenses included in cost of products sold primarily related to certain Mobile Industries segment domestic manufacturing facilities, the closure of the Company’s seamless steel tube manufacturing operations located in Desford, England and the continued rationalization of the Company’s Canton, Ohio Process Industries segment bearing facilities. In the second quarter and first six months of 2007, rationalization expenses included in cost of products sold primarily related to the planned closure of its manufacturing operations located in Sao Paulo, Brazil, certain Mobile Industries segment domestic manufacturing facilities, the closure of the Company’s seamless steel tube manufacturing operations located in Desford, England and the continued rationalization of the Company’s Canton, Ohio Process Industries segment bearing facilities. Rationalization expenses in 2008 and 2007 primarily included accelerated depreciation on assets, the relocation of equipment and the write-down of inventory.
Selling, Administrative and General Expenses:

	2Q 2008	2Q 2007	$ Change	Change
(Dollars in millions)
Selling, administrative and general expenses	$196.6	$179.6	$17.0		9.5%
Selling, administrative and general expenses % to net sales	12.8%	13.3%	—	(50	) bps
Rationalization expenses included in selling, administrative and general expenses	$1.3	$0.6	$0.7		116.7%

	YTD 2008	YTD 2007	$ Change	Change
(Dollars in millions)
Selling, administrative and general expenses	$374.5	$343.9	$30.6		8.9%
Selling, administrative and general expenses % to net sales	12.6%	13.1%	—	(50	) bps
Rationalization expenses included in selling, administrative and general expenses	$2.1	$2.0	$0.1		5.0%

The increase in selling, administrative and general expenses, on a dollar basis, in the second quarter and first six months of 2008, compared to the second quarter and first six months of 2007, was primarily due to higher performance-based compensation, an increase in allowance for doubtful accounts and higher depreciation on capitalized Project O.N.E. costs.
In the second quarter and first six months of 2008, the rationalization expenses included in selling, administrative and general expenses primarily related to the rationalization of the Company’s Canton, Ohio bearing facilities and costs associated with vacating the Torrington, Connecticut office complex. In the second quarter and first six months of 2007, the rationalization expenses included in selling, administrative and general expenses primarily related to the closure of Mobile Industries segment engineering facilities.
Impairment and Restructuring Charges:

	2Q 2008	2Q 2007	$ Change
(Dollars in millions)
Impairment charges	$—	$1.0	$(1.0)
Severance and related benefit costs	0.5	4.1	(3.6)
Exit costs	1.3	2.2	(0.9)

Total	$1.8	$7.3	$(5.5)

	YTD 2008	YTD 2007	$ Change
(Dollars in millions)
Impairment charges	$0.4	$3.3	$(2.9)
Severance and related benefit costs	2.6	15.1	(12.5)
Exit costs	1.7	2.6	(0.9)

Total	$4.7	$21.0	$(16.3)

Bearings and Power Transmission Reorganization
In August 2007, the Company announced the realignment of its management structure. During the first quarter of 2008, the Company began to operate under two major business groups: the Steel Group and the Bearings and Power Transmission Group. The Bearings and Power Transmission Group includes three reportable segments: Mobile Industries, Process Industries and Aerospace and Defense. The Company anticipates the organizational changes will streamline operations and eliminate redundancies. The Company expects to realize pretax savings of approximately $10 million to $20 million annually by the end of 2008 as a result of these changes. During the second quarter and first six months of 2008, the Company recorded $1.0 million and $2.1 million, respectively, of severance and related benefit costs related to this initiative.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Mobile Industries
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
In September 2006, the Company announced further planned reductions in its Mobile Industries segment workforce. In March 2007, the Company announced the planned closure of its manufacturing facility in Sao Paulo, Brazil. However, the closure of the manufacturing facility in Sao Paulo, Brazil has been delayed temporarily to serve higher customer demand.
These plans are targeted to collectively deliver annual pretax savings of approximately $75 million, with expected net workforce reductions of approximately 1,300 to 1,400 positions and pretax costs of approximately $115 million to $125 million, which include restructuring costs and rationalization costs recorded in cost of products sold and selling, administrative and general expenses. Due to the delay in the timing of the closure of the manufacturing facility in Sao Paulo, Brazil, the Company does not expect to fully realize the pretax savings of approximately $75 million until the end of 2009. Mobile Industries has incurred cumulative pretax costs of approximately $98.4 million as of June 30, 2008 for these plans.
During the first six months of 2008, the Company recorded $0.4 million for severance and related benefits associated with the Mobile Industries’ restructuring and workforce reduction plans. During the second quarter and first six months of 2007, the Company recorded $3.1 million and $9.6 million, respectively, of severance and related benefit costs and $1.8 million and $2.1 million, respectively, of exit costs associated with the Mobile Industries’ restructuring and workforce reduction plans. The exit costs recorded in the second quarter of 2007 were primarily the result of environmental charges related to the planned closure of the manufacturing facility in Sao Paulo, Brazil.
In addition to the above charges, the Company recorded an impairment charge of $0.3 million related to one of Mobile Industries’ foreign entities during the first six months of 2008.
Process Industries
In May 2004, the Company announced plans to rationalize its three bearing plants in Canton, Ohio within the Process Industries segment. On September 15, 2005, the Company reached a new four-year agreement with the United Steelworkers of America, which went into effect on September 26, 2005, when the prior contract expired. This rationalization initiative is expected to deliver annual pretax savings of approximately $20 million through streamlining operations and workforce reductions, with pretax costs of approximately $35 to $40 million, by the end of 2009.
The Company recorded exit costs of $1.3 million and $1.4 million, respectively, during the second quarter and first six months of 2008 related to the Process Industries’ rationalization plans. In addition, the Company recorded impairment charges of $0.1 million during the first six months of 2008. The exit costs recorded in the second quarter 2008 were primarily the result of environmental charges. During the second quarter and first six months of 2007, the Company recorded impairment charges and exit costs of $0.8 million and $3.2 million, respectively, as a result of the Process Industries’ rationalization plans. Including rationalization costs recorded in cost of products sold and selling, administrative and general expenses, the Process Industries segment has incurred cumulative pretax costs of approximately $33.6 million as of June 30, 2008 related to these rationalization plans.
Steel
In April 2007, the Company completed the closure of its seamless steel tube manufacturing facility located in Desford, England. The Company recorded $0.4 million of exit costs during the first six months of 2008 related to this action. The Company recorded $0.9 million and $5.6 million of severance and related benefit costs, and $0.3 million and $0.4 million of exit costs during the second quarter and first six months of 2007, respectively, related to this action.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Rollforward of Restructuring Accruals:

	June 30, 2008	Dec. 31, 2007
(Dollars in millions)
Beginning balance, January 1	$24.5	$32.0
Expense	4.3	28.6
Payments	(9.2)	(36.1)

Ending balance	$19.6	$24.5

The restructuring accrual at June 30, 2008 and December 31, 2007 is included in accounts payable and other liabilities on the Consolidated Balance Sheet. The accrual at June 30, 2008 includes $11.9 million of severance and related benefits, with the remainder of the balance primarily representing environmental exit costs. The majority of the $11.9 million accrual related to severance and related benefits is expected to be paid by the end of 2009 pending the closure of the manufacturing facility in Sao Paulo, Brazil.
Loss on Divestitures:

	YTD 2008	YTD 2007	$ Change
(Dollars in millions)
Loss on Divestitures	$—	$(0.3)	$0.3

In June 2006, the Company completed the divestiture of its Timken Precision Steel Components – Europe business and recorded a loss on disposal of $10.0 million. During the first six months of 2007, the Company recorded a gain of $0.2 million related to this divestiture. In December 2006, the Company completed the divestiture of the Mobile Industries’ steering business located in Watertown, Connecticut and Nova Friburgo, Brazil and recorded a loss on disposal of $54.3 million. The Company recorded an additional loss on this disposal of $0.5 million during the first six months of 2007.
Interest Expense and Income:

	2Q 2008	2Q 2007	$ Change	% Change
(Dollars in millions)
Interest expense	$11.6	$10.1	$1.5	14.9%
Interest income	$1.5	$1.2	$0.3	25.0%

	YTD 2008	YTD 2007	$ Change	% Change
(Dollars in millions)
Interest expense	$22.6	$19.7	$2.9	14.7%
Interest income	$2.9	$3.2	$(0.3)	(9.4)%

Interest expense for the second quarter and first six months of 2008 increased compared to the second quarter and first six months of 2007 due to higher average debt outstanding in the current year compared to the same periods a year ago. Interest income for the second quarter of 2008 increased compared to the same period a year ago, due to higher average invested cash balances. Interest income for the first six months of 2008 decreased compared to the same period a year ago, due to lower average invested cash balances.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Other Income and Expense:

	2Q 2008	2Q 2007	$ Change	% Change
(Dollars in millions)
Gain on divestitures of non-strategic assets	$0.2	$2.5	$(2.3)	(92.0)%
Other expense, net	(1.9)	(5.0)	3.1	62.0%

Other income (expense) – net	$(1.7)	$(2.5)	$0.8	32.0%

	YTD 2008	YTD 2007	$ Change	% Change
(Dollars in millions)
Gain on divestitures of non-strategic assets	$20.5	$2.9	$17.6	NM
Other expense, net	(7.6)	(7.3)	(0.3)	(4.1)%

Other income (expense) – net	$12.9	$(4.4)	$17.3	NM

The gain on divestitures of non-strategic assets for the first six months of 2008 primarily related to the sale of the Company’s former seamless steel tube manufacturing facility located in Desford, England. In February 2008, the Company completed the sale of this facility, resulting in a pretax gain of approximately $20.4 million. The gain on divestiture of non-strategic assets for the second quarter and first six months of 2007 primarily included a $3.0 million gain on the sale of certain machinery and equipment at the manufacturing facility located in Desford, England.
For the second quarter of 2008, other expense primarily consisted of $1.4 million of donations, $1.4 million of losses on the disposal of fixed assets and $1.0 million for minority interests, partially offset by gains on equity investments of $1.5 million. For the second quarter of 2007, other expense primarily consisted of $1.9 million of losses on the disposal of fixed assets, $1.0 million for minority interests, $0.6 million for donations and $0.6 million of foreign currency exchange losses.
For the first six months of 2008, other expense primarily consisted of $4.3 million of losses on the disposal of fixed assets, $1.9 million for minority interests, $1.8 million of donations, $1.6 million of foreign currency exchange losses, partially offset by gains on equity investments of $1.3 million. For the first six months of 2007, other expense primarily consisted of $2.4 million of losses on the disposal of fixed assets, $1.7 million for minority interests and $1.2 million for donations.
Income Tax Expense:

	2Q 2008	2Q 2007	$ Change	Change
(Dollars in millions)
Income tax expense	$44.6	$34.1	$10.5	30.8%
Effective tax rate	33.4%	38.0%	—	(460	) bps

	YTD 2008	YTD 2007	$ Change	Change
(Dollars in millions)
Income tax expense	$95.8	$27.8	$68.0	NM
Effective tax rate	35.6%	17.7%	—	1,790	bps

The decrease in the effective tax rate in the second quarter of 2008 compared to the second quarter of 2007 was primarily due to the net impact of higher earnings in 2008 in certain foreign jurisdictions where the effective tax rate is less than 35%. This decrease was partially offset by the impact of the expiration of the U.S. Federal research tax credit at the end of 2007 and higher U.S. state and local taxes in 2008.
The increase in the effective tax rate for the first six months of 2008, compared to the first six months of 2007, was primarily due to a favorable discrete tax adjustment of $32.1 million recorded in the first quarter of 2007 to recognize the benefits of a prior year tax position as a result of a change in tax law during that quarter, the expiration of U.S. Federal research tax credit at the end of 2007 and higher U.S. state and local taxes in 2008. These increases were partially offset by the net impact of higher earnings in 2008 in certain foreign jurisdictions where the effective tax rate is less than 35%.
As of June 30, 2008, the Company had approximately $58.2 million of total gross unrecognized tax benefits. During the first six months of 2008, the Company’s total gross unrecognized tax benefits decreased by $54.9 million. This decrease was primarily due to the settlement and resulting cash payment related to tax years 2002 through 2005, which were under examination by the Internal Revenue Service. The tax positions under examination included the timing of income recognition for certain amounts received by the Company and treated as capital contributions pursuant to Internal Revenue Code Section 118 and other items.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Discontinued Operations:

	2Q 2008	2Q 2007	$ Change	% Change
(Dollars in millions)
(Loss) on disposal, net of taxes	$—	$(0.3)	$0.3	100.0%

	YTD 2008	YTD 2007	$ Change	% Change
(Dollars in millions)
Gain on disposal, net of taxes	$—	$0.7	$(0.7)	(100.0)%

In December 2006, the Company completed the divestiture of its Latrobe Steel subsidiary and recognized a gain on disposal, net of tax, of $12.9 million. Discontinued operations for the first half of 2007 represent an additional $0.7 million gain on disposal, net of tax, due to a purchase price adjustment.
Business Segments:
The primary measurement used by management to measure the financial performance of each segment is adjusted EBIT (earnings before interest and taxes, excluding the effect of amounts related to certain items that management considers not representative of ongoing operations such as impairment and restructuring, manufacturing rationalization and integration charges, one-time gains or losses on disposal of non-strategic assets, allocated receipts received or payments made under the U.S. Continued Dumping and Subsidy Offset Act (CDSOA) and gains and losses on the dissolution of subsidiaries). Refer to Note 11 – Segment Information for the reconciliation of adjusted EBIT by Segment to consolidated income before income taxes.
Effective January 1, 2008, the Company began operating under new reportable segments. The Company’s four reportable segments are: Mobile Industries; Process Industries; Aerospace and Defense; and Steel. Segment results for 2007 have been reclassified to conform to the 2008 presentation of segments.
Mobile Industries Segment:

	2Q 2008	2Q 2007	$ Change	Change
(Dollars in millions)
Net sales, including intersegment sales	$628.2	$632.5	$(4.3)		(0.7)%
Adjusted EBIT	$12.0	$24.6	$(12.6)		(51.2)%
Adjusted EBIT margin	1.9%	3.9%	—	(200)	bps

	YTD 2008	YTD 2007	$ Change	Change
(Dollars in millions)
Net sales, including intersegment sales	$1,263.5	$1,241.9	$21.6		1.7%
Adjusted EBIT	$38.6	$45.5	$(6.9)		(15.2)%
Adjusted EBIT margin	3.1%	3.7%	—	(60	) bps

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The presentation below reconciles the changes in net sales of the Mobile Industries Segment operations reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of currency exchange rates. The effects of currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage changes in net sales on a comparable basis from period to period. The year 2007 represents the base year for which the effects of currency are measured; as a result, currency is assumed to be zero for the respective periods of 2007.

	2Q 2008	2Q 2007	$ Change	Change
(Dollars in millions)
Net sales, including intersegment sales	$628.2	$632.5	$(4.3)	(0.7)%
Currency	28.3	—	28.3	NM

Net sales, excluding the impact of currency	$599.9	$632.5	$(32.6)	(5.2)%

	YTD 2008	YTD 2007	$ Change	Change
(Dollars in millions)
Net sales, including intersegment sales	$1,263.5	$1,241.9	$21.6	1.7%
Currency	59.1	—	59.1	NM

Net sales, excluding the impact of currency	$1,204.4	$1,241.9	$(37.5)	(3.0)%

The Mobile Industries segment’s net sales, excluding the effects of currency-rate changes, decreased 5.2% for the second quarter of 2008, compared to the second quarter of 2007, primarily due to lower demand from the North American light-vehicle sector, including lower sales due to a strike at one of the Company’s customers which supplies to North American automotive original equipment manufacturers, partially offset by higher demand from heavy truck and off-highway customers and favorable pricing. Adjusted EBIT margins were lower in the second quarter of 2008 compared to the second quarter of 2007, primarily due to higher raw material costs, higher LIFO charges, the impact of the strike at one of the Company’s customers, partially offset by favorable pricing and product mix.
The Mobile Industries segment’s net sales, excluding the effects of currency-rate changes, decreased 3.0% for the first six months of 2008, compared to the first six months of 2007, primarily due to lower demand from the North American light-vehicle sector, including lower sales due to a strike at one of the Company’s customers, partially offset by higher demand from heavy truck, off-highway and automotive aftermarket customers and favorable pricing. Adjusted EBIT margins were lower in the first six months of 2008 compared to the first six months of 2007, primarily due to higher raw material costs, higher LIFO charges, the impact of the strike at one of the Company’s customers, partially offset by favorable pricing and product mix. The Mobile Industries segment’s sales are expected to decrease from current levels in the second half of 2008 as increases in heavy-truck, off-highway and automotive aftermarket volumes are more than offset by declines in demand from the North American light-vehicle market sector. However, the Mobile Industries segment is expected to deliver comparable margins to 2007 for the remainder of the year due to pricing and portfolio management initiatives and its restructuring initiatives, which offset increases in raw material costs and related LIFO charges and lower demand.
Process Industries Segment:

	2Q 2008	2Q 2007	$ Change	Change
(Dollars in millions)
Net sales, including intersegment sales	$328.4	$266.2	$62.2		23.4%
Adjusted EBIT	$63.6	$38.4	$25.2		65.6%
Adjusted EBIT margin	19.4%	14.4%	—	500	bps

	YTD 2008	YTD 2007	$ Change	Change
(Dollars in millions)
Net sales, including intersegment sales	$641.0	$515.5	$125.5		24.3%
Adjusted EBIT	$123.5	$65.4	$58.1		88.8%
Adjusted EBIT margin	19.3%	12.7%	—	660	bps

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The presentation below reconciles the changes in net sales of the Process Industries Segment operations reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of currency exchange rates. The effects of currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage changes in net sales on a comparable basis from period to period. The year 2007 represents the base year for which the effects of currency are measured; as a result, currency is assumed to be zero for the respective periods of 2007.

	2Q 2008	2Q 2007	$ Change	Change
(Dollars in millions)
Net sales, including intersegment sales	$328.4	$266.2	$62.2	23.4%
Currency	14.0	—	14.0	NM

Net sales, excluding the impact of currency	$314.4	$266.2	$48.2	18.1%

	YTD 2008	YTD 2007	$ Change	Change
(Dollars in millions)
Net sales, including intersegment sales	$641.0	$515.5	$125.5	24.3%
Currency	28.0	—	28.0	NM

Net sales, excluding the impact of currency	$613.0	$515.5	$97.5	18.9%

The Process Industries segment’s net sales, excluding the effects of currency-rate changes, increased 18.1% in the second quarter of 2008, compared to the same period in the prior year, due to higher volume, particularly from the heavy industry and power transmission market sectors and favorable pricing. Adjusted EBIT margins were higher in the second quarter of 2008 compared to the second quarter of 2007, primarily due to favorable pricing and higher volumes, partially offset by higher raw material costs.
The Process Industries segment’s net sales, excluding the effects of currency-rate changes, increased 18.9% for the first six months of 2008, compared to the first six months of 2007, due to higher volume, particularly from its industrial distribution channel, as well as the heavy industry market sector and favorable pricing. Adjusted EBIT margins were higher in the first half of 2008 compared to the first half of 2007, primarily due to favorable pricing and higher volumes, partially offset by higher raw material costs.
The Company expects the Process Industries segment to benefit from continued strength in heavy industry and energy markets, as well as from distribution, for the remainder of 2008. The Process Industries segment is also expected to benefit from additional manufacturing supply capacity throughout 2008 for currently constrained products. However, margins are expected to be lower compared to the first half of 2008 due to higher raw material costs.
Aerospace and Defense Segment:

	2Q 2008	2Q 2007	$ Change	Change
(Dollars in millions)
Net sales, including intersegment sales	$105.7	$74.4	$31.3		42.1%
Adjusted EBIT	$12.1	$4.2	$7.9		188.1%
Adjusted EBIT margin	11.4%	5.6%	—	580	bps

	YTD 2008	YTD 2007	$ Change	Change
(Dollars in millions)
Net sales, including intersegment sales	$207.8	$148.1	$59.7		40.3%
Adjusted EBIT	$19.3	$10.7	$8.6		80.4%
Adjusted EBIT margin	9.3%	7.2%	—	210	bps

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The presentation below reconciles the changes in net sales of the Aerospace and Defense Segment operations reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions made in the last twelve months and currency exchange rates. The effects of acquisitions and currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage changes in net sales on a comparable basis from period to period. During the fourth quarter of 2007, the Company completed the acquisition of the assets of Purdy. The year 2007 represents the base year for which the effects of currency are measured; as a result, currency is assumed to be zero for the respective periods of 2007.

	2Q 2008	2Q 2007	$ Change	Change
(Dollars in millions)
Net sales, including intersegment sales	$105.7	$74.4	$31.3	42.1%
Acquisitions	20.8	—	20.8	NM
Currency	1.3	—	1.3	NM

Net sales, excluding the impact of acquisitions and currency	$83.6	$74.4	$9.2	12.4%

	YTD 2008	YTD 2007	$ Change	Change
(Dollars in millions)
Net sales, including intersegment sales	$207.8	$148.1	$59.7	40.3%
Acquisitions	42.1	—	42.1	NM
Currency	2.9	—	2.9	NM

Net sales, excluding the impact of acquisitions and currency	$162.8	$148.1	$14.7	9.9%

The Aerospace and Defense segment’s net sales, excluding the effect of acquisitions and currency-rate changes, increased 12.4% in the second quarter of 2008, compared to the second quarter of 2007, as a result of favorable pricing. Adjusted EBIT margins increased in the second quarter of 2008, compared to the second quarter of 2007, primarily due to favorable pricing and the favorable impact of the Purdy acquisition, partially offset by investments in capacity additions at aerospace precision products plants in North America and China.
The Aerospace and Defense segment’s net sales, excluding the effect of acquisitions and currency-rate changes, increased 9.9% during the first six months of 2008, compared to the first six months of 2007, primarily due to favorable pricing and higher volumes. Adjusted EBIT margins increased in the first six months of 2008, compared to the first six months of 2007, primarily due to the favorable impact of acquisitions and favorable pricing, partially offset by investments in capacity additions at aerospace precision products plants in North America and China. The Company expects demand for the Aerospace and Defense segment to remain strong for the remainder of 2008. Margins are expected to be comparable to the first six months of 2008 during the second half of the year as the Aerospace and Defense segment benefits from the integration of the Purdy acquisition and strong end-market demand.
Steel Segment:

	2Q 2008	2Q 2007	$ Change	Change
(Dollars in millions)
Net sales, including intersegment sales	$518.9	$410.8	$108.1		26.3%
Adjusted EBIT	$80.3	$65.9	$14.4		21.9%
Adjusted EBIT margin	15.5%	16.0%	—	(50	) bps

	YTD 2008	YTD 2007	$ Change	Change
(Dollars in millions)
Net sales, including intersegment sales	$943.9	$801.1	$142.8		17.8%
Adjusted EBIT	$133.7	$131.4	$2.3		1.8%
Adjusted EBIT margin	14.2%	16.4%	—	(220	) bps

The Steel segment sells steels of low and intermediate alloy and carbon grades in both solid and tubular sections, as well as custom-made steel products for industrial, energy and automotive applications.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The presentation below reconciles the changes in net sales of the Steel Segment operations reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions and divestitures completed in the last twelve months and currency exchange rates. The effects of acquisitions, divestitures and currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage changes in net sales on a comparable basis from period to period. In February 2008, the Company completed the acquisition of the assets of BSI. In April 2007, the Company completed the closure of the Company’s former seamless steel tube manufacturing facility located in Desford, England. The year 2007 represents the base year for which the effects of currency are measured; as a result, currency is assumed to be zero for the respective periods of 2007.

	2Q 2008	2Q 2007	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$518.9	$410.8	$108.1	26.3%
Acquisitions	14.1	—	14.1	NM
Divestitures	(14.5)	—	(14.5)	NM
Currency	0.4	—	0.4	NM

Net sales, excluding the impact of acquisitions, divestitures and currency	$518.9	$410.8	$108.1	26.3%

	YTD 2008	YTD 2007	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$943.9	$801.1	$142.8	17.8%
Acquisitions	18.3	—	18.3	NM
Divestitures	(42.2)	—	(42.2)	NM
Currency	1.0	—	1.0	NM

Net sales, excluding the impact of acquisitions, divestitures and currency	$966.8	$801.1	$165.7	20.7%

The Steel segment’s net sales for the second quarter of 2008, excluding the effects of acquisitions, divestitures and currency rate changes, increased 26.3%, compared to the first quarter of 2007, primarily due to increased surcharges to recover high raw material costs, as well as strong demand by customers in the energy market sector, partially offset by lower automotive demand. Adjusted EBIT margins in the second quarter of 2008 decreased compared to the second quarter of 2007, primarily due to higher LIFO charges, higher raw material costs and higher manufacturing costs, which more than offset higher surcharges, higher volume and favorable sales mix. LIFO charges for the second quarter of 2008 were $26.9 million higher than the second quarter of 2007.
The Steel segment’s net sales for the first six months of 2008, excluding the effects of acquisitions, divestitures and currency rate changes, increased 20.7%, compared to the first six months of 2007, primarily due to increased surcharges to recover high raw material costs, as well as strong demand by customers in the energy market sector, partially offset by lower automotive demand. Adjusted EBIT margins in the first six months of 2008 decreased compared to the first six months of 2007, primarily due to higher LIFO charges, higher raw material costs and higher manufacturing costs, which more than offset higher surcharges, higher volume and favorable sales mix. LIFO charges for the first six months of 2008 were $42.3 million higher than the first six months of 2007.
For the remainder of 2008, the Company expects the Steel segment to benefit from strong demand in the energy sector, as well as the favorable impact of the BSI acquisition. The Company also expects the Steel segment’s Adjusted EBIT for the remainder of 2008 to be higher than the second half of 2007, with higher volume, favorable product mix, price increases and the favorable impact from the BSI acquisition, partially offset by higher LIFO charges driven by higher raw material costs. Scrap steel costs are expected to remain at historically high levels. Alloy and energy costs are also expected to remain at high levels. However, these costs are expected to be recovered through surcharges and price increases.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Corporate Expense:

	2Q 2008	2Q 2007	$ Change	Change

(Dollars in millions)
Corporate Expenses	$19.3	$17.5	$1.8	10.3%
Corporate expenses % to net sales	1.3%	1.3%	—	0	bps

	YTD 2008	YTD 2007	$ Change	Change

(Dollars in millions)
Corporate Expenses	$35.7	$33.8	$1.9	5.6%
Corporate expenses % to net sales	1.2%	1.3%	—	(10	)bps

Corporate expenses increased for the second quarter and first six months of 2008, compared to the second quarter and first six months of 2007 as a result of higher performance-based compensation.
The Balance Sheet
Total assets as shown on the Consolidated Balance Sheet at June 30, 2008 increased by $415.6 million from December 31, 2007. This increase was primarily due to increased working capital required to support higher sales, the impact of foreign currency translation and the BSI acquisition.
Current Assets:

	June 30, 2008	Dec. 31, 2007	$ Change	% Change

(Dollars in millions)
Cash and cash equivalents	$74.7	$30.2	$44.5	147.4%
Accounts receivable, net	909.4	748.5	160.9	21.5%
Inventories, net	1,247.8	1,087.7	160.1	14.7%
Deferred income taxes	69.6	69.1	0.5	0.7%
Deferred charges and prepaid expenses	12.5	14.2	(1.7)	(12.0)%
Other current assets	82.9	95.6	(12.7)	(13.3)%

Total current assets	$2,396.9	$2,045.3	$351.6	17.2%

Refer to the Consolidated Statement of Cash Flows for a discussion of the increase in cash and cash equivalents. Accounts receivable, net increased as a result of the higher sales in the second quarter of 2008, as compared to the fourth quarter of 2007, and the impact of foreign currency translation, partially offset by higher allowance for doubtful accounts. The increase in inventories was primarily due to higher raw material costs, higher volume and the impact of foreign currency translation, partially offset by increased LIFO inventory reserves. The decrease in other current assets was driven by the collection of sundry receivables and the sale of the manufacturing facility in Desford, England, which was previously classified as “assets held for sale.”
Property, Plant and Equipment – Net:

	June 30, 2008	Dec. 31, 2007	$ Change	% Change

(Dollars in millions)
Property, plant and equipment	$4,072.4	$3,932.8	$139.6	3.5%
Less: allowances for depreciation	(2,297.6)	(2,210.7)	(86.9)	3.9%

Property, plant and equipment — net	$1,774.8	$1,722.1	$52.7	3.1%

The increase in property, plant and equipment – net in the first half of 2008 was primarily due to capital expenditures, the impact of foreign currency translation and acquisitions, partially offset by current year depreciation expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Other Assets:

	June 30, 2008	Dec. 31, 2007	$ Change	% Change

(Dollars in millions)
Goodwill	$277.8	$271.8	$6.0	2.2%
Other intangible assets	172.0	160.5	11.5	7.2%
Deferred income taxes	101.3	100.9	0.4	0.4%
Other non-current assets	72.1	78.7	(6.6)	(8.4)%

Total other assets	$623.2	$611.9	$11.3	1.8%

The increase in goodwill was primarily due to acquisitions, partially offset by the impact of foreign currency translation. The increase in other intangible assets was primarily due to acquisitions, partially offset by amortization expense recognized during the first six months of 2008.
Current Liabilities:

	June 30, 2008	Dec. 31, 2007	$ Change	% Change

(Dollars in millions)
Short-term debt	$278.9	$108.4	$170.5	157.3%
Accounts payable and other liabilities	576.6	528.0	48.6	9.2%
Salaries, wages and benefits	220.5	212.0	8.5	4.0%
Income taxes payable	29.3	17.1	12.2	71.3%
Deferred income taxes	4.6	4.7	(0.1)	(2.1)%
Current portion of long-term debt	23.2	34.2	(11.0)	(32.2)%

Total current liabilities	$1,133.1	$904.4	$228.7	25.3%

The increase in short-term debt was primarily due to increased net borrowings under the Company’s Asset Securitization Facility to support acquisition activity and working capital needs. The increase in salaries, wages and benefits was the result of accrued 2008 performance-based compensation, partially offset by the payout of 2007 performance-based compensation in the first quarter of 2008. The increase in income taxes payable was primarily due to the provision for current-year taxes, offset by income tax payments during the first half of 2008, including payments related to the closure of prior year U.S. federal income tax audits. The decrease in the current portion of long-term debt was primarily due to the payment of medium-term notes that matured during the first quarter of 2008.
Non-Current Liabilities:

	June 30, 2008	Dec. 31, 2007	$ Change	% Change

(Dollars in millions)
Long-term debt	$559.3	$580.6	$(21.3)	(3.7)%
Accrued pension cost	158.9	169.4	(10.5)	(6.2)%
Accrued postretirement benefits cost	658.6	662.4	(3.8)	(0.6)%
Deferred income taxes	10.1	10.6	(0.5)	(4.7)%
Other non-current liabilities	96.7	91.2	5.5	6.0%

Total non-current liabilities	$1,483.6	$1,514.2	$(30.6)	(2.0)%

The decrease in long-term debt was primarily due to a reduction in the utilization of the Company’s Senior Credit Facility. The decrease in accrued pension cost in the first half of 2008 was primarily due to foreign-based pension plan contributions, partially offset by the impact of foreign currency translation and current year accruals for pension expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Shareholders’ Equity:

	June 30, 2008	Dec. 31, 2007	$ Change	% Change

(Dollars in millions)
Common stock	$882.9	$862.8	$20.1	2.3%
Earnings invested in the business	1,520.6	1,379.9	140.7	10.2%
Accumulated other comprehensive loss	(214.2)	(271.2)	57.0	(21.0)%
Treasury shares	(11.1)	(10.8)	(0.3)	2.8%

Total shareholders’ equity	$2,178.2	$1,960.7	$217.5	11.1%

Earnings invested in the business increased in the first half of 2008 by net income of $173.4 million, partially reduced by dividends declared of $32.7 million. The decrease in accumulated other comprehensive loss was primarily due to the positive impact of foreign currency translation and the recognition of prior-year service costs and actuarial losses for defined benefit pension and postretirement benefit plans. The increase in the foreign currency translation adjustment of $41.2 million was due to the weakening of the U.S. dollar relative to other currencies, such as the Euro, the Czech koruna, the Romanian lei, the Polish zloty and the Brazilian real. See “Foreign Currency” for further discussion regarding the impact of foreign currency translation.
Cash Flows:

	YTD 2008	YTD 2007	$ Change

(Dollars in millions)
Net cash provided by operating activities	$83.4	$90.6	$(7.2)
Net cash used by investing activities	(156.2)	(114.5)	(41.7)
Net cash provided (used) by financing activities	110.1	(7.6)	117.7
Effect of exchange rate changes on cash	7.3	3.8	3.5

Increase (decrease) in cash and cash equivalents	$44.6	$(27.7)	$72.3

Net cash provided by operating activities decreased from $90.6 million for the first six months of 2007 to $83.4 million for the first six months of 2008 as a result of a higher use of cash for working capital items, particularly inventories and accounts receivable, partially offset by accounts payable and accrued expenses. Inventories were a use of cash of $120.7 million in the first half of 2008, compared to a use of cash of $11.5 million in the first half of 2007. Accounts receivable was a use of cash of $132.8 million in the first half of 2008, compared to a use of cash of $76.3 million in the first half of 2007. Inventories and accounts receivable increased during the first six months of 2008 primarily due to higher volumes. Accounts payable and accrued expenses provided cash of $55.0 million for the first six months of 2008, compared to a use of cash of $23.3 million for the first six months of 2007. The change in accounts payable and accrued expenses was primarily due to higher inventory levels during the first half of 2008, compared to the same period in 2007, partially offset by higher taxes paid in first half of 2008, compared to first half of 2007. The higher use of cash for working capital items was partially offset by higher net income adjusted for pension and other postretirement expense of $217.3 million in the first six months of 2008, compared to $191.0 million in the first six months of 2007, as well as $56.8 million of lower pension and other postretirement benefit payments in the first half of 2008, compared to the first half of 2007.
The net cash used by investing activities of $156.2 million for the first six months of 2008 increased from the same period in 2007 primarily due to higher acquisition activity in the current year, partially offset by higher proceeds from disposals of property, plant and equipment. Cash used for acquisitions increased $55.4 million in 2008, compared to the same period in 2007, primarily due to the BSI acquisition. Proceeds from the disposal of property, plant and equipment increased $19.1 million primarily due to the sale of the Company’s former seamless steel tube manufacturing facility located in Desford, England for approximately $28.0 million.
The net cash from financing activities provided cash of $110.1 million for the first half of 2008 after using cash of $7.6 million during the first half of 2007. The increase in net cash provided by financing activities for the first half of 2008 was a result of the Company increasing its net borrowings by $135.0 million to support acquisition activity and meet working capital requirements. In addition, proceeds from the exercise of stock options decreased during the first six months of 2008, compared to the first six months of 2007, by $14.9 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Liquidity and Capital Resources
Total debt was $861.4 million at June 30, 2008, compared to $723.2 million at December 31, 2007. Net debt was $786.7 million at June 30, 2008, compared to $693.0 million at December 31, 2007. The net debt to capital ratio was 26.5% at June 30, 2008, compared to 26.1% at December 31, 2007.
Reconciliation of total debt to net debt and the ratio of net debt to capital:
Net Debt:

	June 30, 2008	Dec. 31, 2007

(Dollars in millions)
Short-term debt	$278.9	$108.4
Current portion of long-term debt	23.2	34.2
Long-term debt	559.3	580.6

Total debt	861.4	723.2
Less: cash and cash equivalents	(74.7)	(30.2)

Net debt	$786.7	$693.0

Ratio of Net Debt to Capital:

	June 30, 2008	Dec. 31, 2007

(Dollars in millions)
Net debt	$786.7	$693.0
Shareholders’ equity	2,178.2	1,960.7

Net debt + shareholders’ equity (capital)	$2,964.9	$2,653.7

Ratio of net debt to capital	26.5%	26.1%

The Company presents net debt because it believes net debt is more representative of the Company’s financial position.
At June 30, 2008, the Company had outstanding borrowings of $35.0 million under its $500 million Amended and Restated Credit Agreement (Senior Credit Facility) and letters of credit outstanding totaling $41.6 million, which reduced the availability under the Senior Credit Facility to $423.4 million. The Senior Credit Facility matures on June 30, 2010. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At June 30, 2008, the Company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements. Refer to Note 7 – Financing Arrangements for further discussion.
At June 30, 2008, the Company had outstanding borrowings of $165.0 million under the Company’s Asset Securitization, which provides for borrowings up to $200 million, limited to certain borrowing base calculations, and is secured by certain domestic trade receivables of the Company. As of June 30, 2008, outstanding borrowings reduced the availability under the Asset Securitization to $35.0 million.
The Company expects that any cash requirements in excess of cash generated from operating activities will be met by the availability under its Asset Securitization and Senior Credit Facility, which totaled $458.4 million as of June 30, 2008. The Company believes it has sufficient liquidity to meet its obligations through 2010.
Other sources of liquidity include lines of credit for certain of the Company’s foreign subsidiaries, which provide for borrowings up to $405.3 million. At June 30, 2008, the Company had borrowings outstanding of $113.9 million, which reduced the availability under these facilities to $291.4 million.
Financing Obligations and Other Commitments
The Company expects to make cash contributions of $21.4 million to its global defined benefit pension plans in 2008.
During the first half of 2008, the Company did not purchase any shares of its common stock pursuant to authorization under the Company’s 2006 common stock purchase plan. This plan authorizes the Company to buy in the open market or in privately negotiated transactions, up to four million shares of common stock, which are to be held as treasury shares and used for specific purposes, up to an aggregate of $180 million. The Company may exercise this authorization until December 31, 2012.
The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Recently Adopted Accounting Pronouncements:
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value that is based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information to develop those assumptions. Additionally, the standard expands the disclosures about fair value measurements to include separately disclosing the fair value measurements of assets or liabilities within each level of the fair value hierarchy. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on the Company’s results of operations and financial condition.
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
In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (SFAS No. 141(R)). SFAS No. 141(R) provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests and goodwill acquired in a business combination. SFAS No. 141(R) also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141(R) is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 141(R) on the Company’s results of operations and financial condition.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s results of operations and financial condition.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 161 on the Company’s disclosures of its derivative instruments and hedging activities.
Critical Accounting Policies and Estimates:
The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company reviews its critical accounting policies throughout the year. The Company has concluded that there have been no changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2007, during the six months ended June 30, 2008.

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
Foreign currency exchange gains included in the Company’s operating results for the three months ended June 30, 2008 were $1.4 million, compared to foreign currency exchange losses of $1.7 million for the three months ended June 30, 2007. Foreign currency exchange losses included in the Company’s operating results for the six months ended June 30, 2008 and 2007 were $1.5 million and $3.0 million, respectively. For the three months ended June 30, 2008, the Company recorded a positive non-cash foreign currency translation adjustment of $12.5 million that increased shareholders’ equity, compared to a positive non-cash foreign currency translation adjustment of $35.6 million that increased shareholders’ equity in the three months ended June 30, 2007. For the six months ended June 30, 2008, the Company recorded a positive non-cash foreign currency translation adjustment of $41.2 million that increased shareholders’ equity, compared to a positive non-cash foreign currency translation adjustment of $46.2 million that increased shareholders’ equity in the six months ended June 30, 2007. The foreign currency translation adjustment for the three months and six months ended June 30, 2008 were positively impacted by the weakening of the U.S. dollar relative to other currencies, such as the Brazilian real, the Romanian lei, Czech koruna, the Polish zloty and the Euro.
Quarterly Dividend:
On August 1, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share. The dividend will be paid on September 2, 2008 to shareholders of record as of August 15, 2008. This will be the 345th consecutive dividend paid on the common stock of the Company.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
g)	changes in worldwide financial markets, including interest rates to the extent they affect the Company’s ability to raise capital or increase the Company’s cost of funds, have an impact on the overall performance of the Company’s pension fund investments and/or cause changes in the economy which affect customer demand; and

h)	those items identified under Item 1A. Risk Factors in this document, in the Annual Report on Form 10-K for the year ended December 31, 2007 and in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
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

(b)	Changes in Internal Control Over Financial Reporting

During the Company’s most recent fiscal quarter, the only change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting, was the installation of Project O.N.E. in additional domestic operations and a major portion of the Company’s European operations. Project O.N.E. is a multi-year program designed to improve the Company’s business processes and systems to deliver enhanced customer service and financial performance. Such changes were identified and planned prior to their introduction into the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a materially adverse effect on the Company’s consolidated financial position or results of operations.
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 included a detailed discussion of our risk factors. The information presented below amends and updates those risk factors and should be read in conjunction with the risk factors and information disclosed in the Form 10-K.
Due to developments previously disclosed by the Company, the risk factor entitled “We may not be able to realize the anticipated benefits from, or successfully execute, Project O.N.E.” has been updated.
We may not be able to realize the anticipated benefits from, or successfully execute, Project O.N.E.
During 2005, we began implementing Project O.N.E., a multi-year program designed to improve business processes and systems to deliver enhanced customer service and financial performance. During the second quarter of 2007, we completed the first major U.S. implementation of Project O.N.E. During the second quarter of 2008, we completed the installation of Project O.N.E. in additional U.S. operations and a major portion of our European operations. We may not be able to efficiently operate our business after the implementation of Project O.N.E. which could have a materially adverse effect on our business and financial performance and could impede our ability to realize the anticipated benefits from this program. If we are not able to successfully operate our business after implementation of this program, we may lose the ability to schedule production, receive orders, ship product, track inventory and prepare financial statements. Our future success will depend, in part, on our ability to improve our business processes and systems. We may not be able to successfully do so without substantial costs, delays or other difficulties. We may face significant challenges in improving our processes and systems in a timely and efficient manner.
Fully implementing, and operating under, Project O.N.E. will be complex and time-consuming, may be distracting to management and disruptive to our businesses, and may cause an interruption of, or a loss of momentum in, our businesses as a result of a number of obstacles, such as:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer of Purchases of Common Stock
The following table provides information about purchases by the Company during the quarter ended June 30, 2008 of its common stock.

			Total number	Maximum
			of shares	number of
			purchased as	shares that
			part of publicly	may yet
	Total number	Average	announced	be purchased
	of shares	price paid	plans or	under the plans
Period	purchased (1)	per share (2)	programs	or programs (3)

4/1/08 - 4/30/08	44,992	$35.31	—	4,000,000
5/1/08 - 5/31/08	35,304	36.79	—	4,000,000
6/1/08 - 6/30/08	64,787	37.27	—	4,000,000

Total	145,083	$36.55	—	4,000,000

(1)	Represents shares of the Company’s common stock that are owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares and the exercise of stock options.

(2)	For restricted shares, the average price paid per share is an average calculated using the daily high and low of the Company’s common stock as quoted on the New York Stock Exchange at the time of vesting. For stock options, the price paid is the real time trading stock price at the time the options are exercised.

(3)	Pursuant to the Company’s 2006 common stock purchase plan, the Company may purchase up to four million shares of common stock at an amount not to exceed $180 million in the aggregate. The Company may purchase shares under its 2006 common stock purchase plan until December 31, 2012.
Item 4. Submission of Matters to a Vote of Security Holders
At the 2008 Annual Meeting of Shareholders of The Timken Company held on May 1, 2008, the shareholders of the Company elected the four individuals set forth below as Directors in Class II to serve a term of three years expiring at the Annual Meeting in 2011 (or until their respective successors are elected and qualified).

	Affirmative Votes	Withheld Votes
Philip R. Cox	85,879,014	5,954,076
Robert W. Mahoney	84,132,243	7,700,847
Ward J. Timken, Jr.	86,831,571	5,001,519
Joseph F. Toot, Jr.	69,441,695	22,391,395
The shareholders of the Company approved The Timken Company Long-Term Incentive Plan, as amended and restated as of February 5, 2008.

Affirmative	Negative	Abstain	Broker Non-Votes
74,489,028	12,290,351	450,922	4,602,789

Item 4. Submission of Matters to a Vote of Security Holders (continued)
The shareholders of the Company rejected a shareholder proposal regarding changing Timken’s equal employment opportunity policy to specifically prohibit discrimination based on sexual orientation and gender identity.

Affirmative	Negative	Abstain	Broker Non-Votes
25,859,279	59,200,424	2,170,593	4,602,794
The shareholders of the Company approved a shareholder proposal suggesting that all Directors of the Company be elected annually.

Affirmative	Negative	Abstain	Broker Non-Votes
52,072,305	34,615,366	542,627	4,602,792
Item 6. Exhibits

10.1	The Timken Company Long-Term Incentive Plan for directors, officers and other key employees as amended and restated as of February 5, 2008 and approved by shareholders on May 1, 2008 was filed as Appendix A to Proxy Statement filed on March 18, 2008 (Commission File No. 1-1169) and is incorporated herein by reference.

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of James W. Griffith, President and Chief Executive Officer (principal executive officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Glenn A. Eisenberg, Executive Vice President — Finance and Administration (principal financial officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of James W. Griffith, President and Chief Executive Officer (principal executive officer) and Glenn A. Eisenberg, Executive Vice President - Finance and Administration (principal financial officer) of The Timken Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY
Date August 5, 2008	By /s/ James W. Griffith
James W. Griffith
President, Chief Executive Officer and Director (Principal Executive Officer)

Date August 5, 2008	By /s/ Glenn A. Eisenberg
Glenn A. Eisenberg
Executive Vice President - Finance and Administration (Principal Financial Officer)