Form 10-Q
period 2008-09-30
TIMKEN CO
filed 2008-11-07
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-1169
THE TIMKEN COMPANY
(Exact name of registrant as specified in its charter)

OHIO	34-0577130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1835 Dueber Ave., SW, Canton, OH	44706-2798
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2008
Common Stock, without par value	96,551,635 shares

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE TIMKEN COMPANY AND SUBSIDIARIES
Consolidated Statement of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

(Dollars in thousands, except per share data)
Net sales	$1,482,684	$1,261,239	$4,452,903	$3,894,983
Cost of products sold	1,075,928	1,010,830	3,390,866	3,100,576

Gross Profit	406,756	250,409	1,062,037	794,407

Selling, administrative and general expenses	193,658	170,841	568,207	514,773
Impairment and restructuring charges	3,330	11,840	8,013	32,870
Loss (gain) on divestitures	—	152	(8)	468

Operating Income	209,768	67,576	485,825	246,296

Interest expense	(11,124)	(10,697)	(33,765)	(30,422)
Interest income	1,494	2,380	4,407	5,536
Other (expense) income, net	(1,241)	(2,950)	11,662	(7,398)

Income from Continuing Operations before Income Taxes	198,897	56,309	468,129	214,012
Provision for income taxes	68,484	15,066	164,308	42,914

Income from Continuing Operations	130,413	41,243	303,821	171,098
Income from discontinued operations, net of income taxes	—	—	—	665

Net Income	$130,413	$41,243	$303,821	$171,763

Earnings Per Share:
Basic earnings per share
Continuing operations	$1.36	$0.43	$3.18	$1.81
Discontinued operations	—	—	—	0.01

Net income per share	$1.36	$0.43	$3.18	$1.82

Diluted earnings per share
Continuing operations	$1.35	$0.43	$3.15	$1.79
Discontinued operations	—	—	—	0.01

Net income per share	$1.35	$0.43	$3.15	$1.80

Dividends per share	$0.18	$0.17	$0.52	$0.49

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheet

	(Unaudited)
	September 30,	December 31,
	2008	2007

(Dollars in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$94,709	$30,144
Accounts receivable, less allowances: 2008 - $71,381; 2007 - $42,351	814,702	748,483
Inventories, net	1,297,928	1,087,712
Deferred income taxes	66,451	69,137
Deferred charges and prepaid expenses	16,316	14,204
Other current assets	87,226	95,571

Total Current Assets	2,377,332	2,045,251

Property, Plant and Equipment — Net	1,733,445	1,722,081

Other Assets
Goodwill	273,474	271,784
Other intangible assets	167,736	160,452
Deferred income taxes	80,503	100,872
Other non-current assets	74,629	78,797

Total Other Assets	596,342	611,905

Total Assets	$4,707,119	$4,379,237

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$201,212	$108,370
Accounts payable and other liabilities	535,693	528,052
Salaries, wages and benefits	240,650	212,015
Income taxes payable	55,072	17,087
Deferred income taxes	6,167	4,700
Current portion of long-term debt	16,101	34,198

Total Current Liabilities	1,054,895	904,422

Non-Current Liabilities
Long-term debt	521,896	580,587
Accrued pension cost	145,619	169,364
Accrued postretirement benefits cost	656,932	662,379
Deferred income taxes	14,912	10,635
Other non-current liabilities	106,163	91,181

Total Non-Current Liabilities	1,445,522	1,514,146

Shareholders’ Equity
Class I and II Serial Preferred Stock without par value:
Authorized - 10,000,000 shares each class, none issued
Common stock without par value:
Authorized - 200,000,000 shares
Issued (including shares in treasury) (2008 - 96,891,501 shares; 2007 - 96,143,614 shares)
Stated capital	53,064	53,064
Other paid-in capital	834,595	809,759
Earnings invested in the business	1,633,614	1,379,876
Accumulated other comprehensive loss	(303,070)	(271,251)
Treasury shares at cost (2008 - 339,866 shares; 2007 - 335,105 shares)	(11,501)	(10,779)

Total Shareholders’ Equity	2,206,702	1,960,669

Total Liabilities and Shareholders’ Equity	$4,707,119	$4,379,237

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

(Dollars in thousands)
CASH PROVIDED (USED)
Operating Activities
Net income	$303,821	$171,763
Net (income) from discontinued operations	—	(665)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	178,085	160,595
Impairment charges	1,068	11,620
(Gain) loss on disposals of property, plant and equipment	(14,086)	2,084
Gain on divestiture	—	(666)
Deferred income tax benefit	21,878	16,168
Stock-based compensation expense	13,171	12,671
Pension and other postretirement expense	64,479	90,792
Pension and other postretirement benefit payments	(57,121)	(138,984)
Changes in operating assets and liabilities:
Accounts receivable	(70,152)	(39,937)
Inventories	(222,560)	(34,766)
Accounts payable and accrued expenses	95,338	(38,084)
Other — net	(15,857)	(27,077)

Net Cash Provided by Operating Activities — Continuing Operations	298,064	185,514
Net Cash Provided by Operating Activities — Discontinued Operations	—	665

Net Cash Provided By Operating Activities	298,064	186,179

Investing Activities
Capital expenditures	(186,298)	(196,374)
Proceeds from disposals of property, plant and equipment	30,079	11,809
Acquisitions	(57,178)	(1,523)
Divestitures	—	698
Other	3,984	1,088

Net Cash Used by Investing Activities	(209,413)	(184,302)

Financing Activities
Cash dividends paid to shareholders	(50,083)	(46,682)
Net proceeds from common share activity	16,879	36,987
Accounts receivable securitization financing borrowings	225,000	—
Accounts receivable securitization financing payments	(130,000)	—
Proceeds from issuance of long-term debt	773,301	40,054
Payments on long-term debt	(846,987)	(48,423)
Short-term debt activity — net	(852)	(6,490)

Net Cash Used by Financing Activities	(12,742)	(24,554)
Effect of exchange rate changes on cash	(11,344)	9,372

Increase (Decrease) In Cash and Cash Equivalents	64,565	(13,305)
Cash and cash equivalents at beginning of year	30,144	101,072

Cash and Cash Equivalents at End of Period	$94,709	$87,767

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
Effective January 1, 2008, the Company began operating under new reportable segments. Refer to Note 11 – Segment Information for further discussion.
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
The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on the Company’s results of operations and financial condition. The adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities is not expected to have a material impact on the Company’s results of operations and financial condition.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)).
SFAS No. 141(R) provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141(R) also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141(R) is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) is not expected to have a material impact on the Company’s results of operations and financial condition.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Upon adoption, the Company will include additional disclosures of its derivative instruments to comply with this standard.

Note 3 — Inventories

	September 30,	December 31,
	2008	2007

Inventories:
Manufacturing supplies	$86,985	$81,716
Work in process and raw materials	590,980	484,580
Finished products	619,963	521,416

Inventories	$1,297,928	$1,087,712

An actual valuation of the inventory under the last-in, first-out (LIFO) method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many forces beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. The LIFO reserve at September 30, 2008 and December 31, 2007 was $270,984 and $228,707, respectively.
The Company’s Steel segment recognized income of $17,939 for LIFO during the third quarter of 2008, compared to a charge of $9,325 for LIFO during the third quarter of 2007. The LIFO income recorded during the third quarter of 2008 is a result of expectations of lower steel scrap costs by the end of 2008. Prior to the third quarter of 2008, the Steel segment had recorded a charge of $45,239 for LIFO during the first six months of 2008 due to escalating steel scrap costs at that time. The Company’s Steel segment recognized a charge of $27,300 for LIFO during the first nine months of 2008, compared to $12,725 during the first nine months of 2007. The Company recognized a charge of $42,277 for LIFO during the first nine months of 2008, compared to a LIFO charge of $21,280 for the first nine months of 2007.
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
Note 4 – Property, Plant and Equipment
The components of property, plant and equipment are as follows:

	September 30,	December 31,
	2008	2007

Property, Plant and Equipment:
Land and buildings	$689,795	$668,005
Machinery and equipment	3,336,133	3,264,741

Subtotal	4,025,928	3,932,746
Less allowances for depreciation	(2,292,483)	(2,210,665)

Property, Plant and Equipment — Net	$1,733,445	$1,722,081

At September 30, 2008 and December 31, 2007, machinery and equipment included approximately $129,358 and $114,500, respectively, of capitalized software. Depreciation expense for the three months ended September 30, 2008 and 2007 was $57,367 and $55,336, respectively. Depreciation expense for the nine months ended September 30, 2008 and 2007 was $167,348 and $152,115, respectively. Assets held for sale at September 30, 2008 and December 31, 2007 were $7,020 and $12,340, respectively. Assets held for sale relate to land and buildings in Torrington, Connecticut and Clinton, South Carolina, and are classified as other current assets on the Consolidated Balance Sheet.
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

Note 5 – Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2008 are as follows:

	Beginning			Ending
	Balance	Acquisitions	Other	Balance

Segment:
Mobile Industries	$63,251	$—	$(6,763)	$56,488
Process Industries	55,651	—	(1,290)	54,361
Aerospace and Defense	152,882	—	1,103	153,985
Steel	—	8,640	—	8,640

Total	$271,784	$8,640	$(6,950)	$273,474

Acquisitions represent the preliminary opening balance sheet allocation for the acquisition of the assets of Boring Specialties, Inc. completed in February 2008. The purchase price allocation is preliminary for this acquisition because the Company is waiting for final valuation reports, and may be subsequently adjusted. Other primarily includes foreign currency translation adjustments.
The following table displays intangible assets as of September 30, 2008 and December 31, 2007:

	As of September 30, 2008
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Intangible assets subject to amortization:

Mobile Industries	$51,420	$25,700	$25,720
Process Industries	56,009	25,934	30,075
Aerospace and Defense	87,119	7,630	79,489
Steel	16,613	924	15,689

	$211,161	$60,188	$150,973

Intangible assets not subject to amortization:

Goodwill	$273,474	$—	$273,474
Other	16,763	—	16,763

	$290,237	$—	$290,237

Total intangible assets	$501,398	$60,188	$441,210

	As of December 31, 2007
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount

Intangible assets subject to amortization:

Mobile Industries	$51,122	$22,277	$28,845
Process Industries	55,826	23,307	32,519
Aerospace and Defense	87,029	3,807	83,222
Steel	944	438	506

	$194,921	$49,829	$145,092

Intangible assets not subject to amortization:

Goodwill	$271,784	$—	$271,784
Other	15,360	—	15,360

	$287,144	$—	$287,144

Total intangible assets	$482,065	$49,829	$432,236

Note 5 – Goodwill and Other Intangible Assets (continued)
Amortization expense for intangible assets was $3,638 for the three months ended September 30, 2008 and $10,737 for the nine months ended September 30, 2008. Amortization expense for intangible assets is estimated to be approximately $14,400 for 2008; $14,400 in 2009; $14,200 in 2010; $13,500 in 2011 and $12,700 in 2012.
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
Equity investments are reviewed for impairment when circumstances (such as lower-than-expected financial performance or change in strategic direction) indicate that the carrying value of the investment may not be recoverable. If impairment does exist, the equity investment is written down to its fair value with a corresponding charge to the Consolidated Statement of Income. No impairments were recorded during the first nine months of 2008 and 2007 relating to the Company’s equity investments.
Investments accounted for under the equity method were $14,873 and $14,426 at September 30, 2008 and December 31, 2007, respectively, and were reported in other non-current assets on the Consolidated Balance Sheet.
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
Note 7 – Financing Arrangements
Short-term debt at September 30, 2008 and December 31, 2007 was as follows:

	September 30,	December 31,
	2008	2007

Variable-rate Accounts Receivable Securitization financing agreement with an interest rate of 3.20%	$95,000	$—
Variable-rate lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 3.14% to 15.50%	106,212	108,370

Short-term debt	$201,212	$108,370

The Company has a $200,000 364-day Accounts Receivable Securitization Financing Agreement (Asset Securitization). On December 28, 2007, the Company renewed its Asset Securitization. Under the terms of the Asset Securitization, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary that in turn uses the trade receivables to secure borrowings, which are funded through a vehicle that issues commercial paper in the short-term market. As of September 30, 2008, the Company had outstanding borrowings of $95,000 under the Asset Securitization. The yield on the commercial paper, which is the commercial paper rate plus program fees, is considered a financing cost and is included in interest expense in the Consolidated Statement of Income. The Company expects to refinance this facility by the end of 2008.
The lines of credit for certain foreign subsidiaries of the Company provide for borrowings up to $430,270. At September 30, 2008, the Company had borrowings outstanding of $106,212, which reduced the availability under these facilities to $324,058.

Note 7 – Financing Arrangements (continued)
Long-term debt at September 30, 2008 and December 31, 2007 was as follows:

	September 30,	December 31,
	2008	2007

Fixed-rate Medium-Term Notes, Series A, due at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	$175,000	$191,933
Variable-rate Senior Credit Facility	—	55,000
Variable-rate State of Ohio Air Quality and Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (2.21% at September 30, 2008)	21,700	21,700
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (2.21% at September 30, 2008)	17,000	17,000
Variable-rate Unsecured Canadian Note, maturing on December 22, 2010 4.35% at September 30, 2008)	54,365	57,916
Fixed-rate Unsecured Notes, maturing on February 15, 2010 with an interest rate of 5.75%	250,539	250,307
Variable-rate credit facility with US Bank for Advanced Green Components, LLC, maturing on July 17, 2009 (3.59% at September 30, 2008)	12,240	12,240
Other	7,153	8,689

	537,997	614,785
Less current maturities	16,101	34,198

Long-term debt	$521,896	$580,587

The Company has a $500,000 Amended and Restated Credit Agreement (Senior Credit Facility) that matures on June 30, 2010. At September 30, 2008, the Company had no outstanding borrowings and had issued letters of credit under this facility totaling $41,540, which reduced the availability under the Senior Credit Facility to $458,460. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At September 30, 2008, the Company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements.
In December 2005, the Company entered into a 57,800 Canadian Dollar unsecured loan in Canada. The principal balance of the loan is payable in full on December 22, 2010. The interest rate is variable based on the Canadian LIBOR rate and interest payments are due quarterly.
In January 2008, the Company repaid $17,000 of medium-term notes upon maturity.
The Company is the guarantor of $6,120 of AGC’s $12,240 credit facility. Refer to Note 6 – Equity Investments for additional discussion. In July 2008, AGC renewed its $12,240 credit facility with US Bank that was set to expire July 18, 2008 for another 364 days. The Company continues to guarantee half of this obligation.
Note 8 — Product Warranty
The Company provides limited warranties on certain of its products. The Company accrues liabilities for warranty based upon specific claims and a review of historical warranty claim experience in accordance with SFAS No. 5, “Accounting for Contingencies.” Should the Company become aware of a specific potential warranty claim for which liability is probable and reasonably estimable, a specific charge is recorded and accounted for accordingly. Adjustments are made quarterly to the accruals as claim data and historical experience change. The following is a rollforward of the warranty accruals for the nine months ended September 30, 2008 and the twelve months ended December 31, 2007:

	September 30,	December 31,
	2008	2007

Beginning balance, January 1	$12,571	$20,023
Expense	2,089	3,068
Payments	(6,571)	(10,520)

Ending balance	$8,089	$12,571

The product warranty accrual at September 30, 2008 and December 31, 2007 was included in accounts payable and other liabilities on the Consolidated Balance Sheet.

Note 9 – Shareholders’ Equity
An analysis of the change in capital and earnings invested in the business is as follows:

		Common Stock		Earnings	Accumulated
			Other	Invested	Other
		Stated	Paid-In	in the	Comprehensive	Treasury
	Total	Capital	Capital	Business	Income	Stock

Balance at December 31, 2007	$1,960,669	$53,064	$809,759	$1,379,876	$(271,251)	$(10,779)

Net Income	303,821			303,821

Foreign currency translation adjustment	(65,689)				(65,689)
Pension and postretirement liability adjustment	30,519				30,519
Unrealized loss on marketable securities	226				226
Change in fair value of derivative financial instruments, net of reclassifications	3,125				3,125

Total comprehensive income	272,002

Dividends — $0.52 per share	(50,083)			(50,083)
Tax benefit from stock compensation	4,436		4,436
(Tender) issuance of (4,761) shares from treasury and 747,887 shares from authorized	19,678		20,400			(722)

Balance at September 30, 2008	$2,206,702	$53,064	$834,595	$1,633,614	$(303,070)	$(11,501)

The total comprehensive income for the three months ended September 30, 2008 and 2007 was $41,558 and $82,946, respectively. Total comprehensive income for the nine months ended September 30, 2007 was $274,865.
Note 10 – Earnings Per Share
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Numerator:
Income from continuing operations for basic earnings per share and diluted earnings per share	$130,413	$41,243	$303,821	$171,098
Denominator:
Weighted-average number of shares outstanding — basic	95,878,978	95,029,369	95,574,420	94,494,531
Effect of dilutive securities:
Stock options and awards – based on the treasury stock method	589,643	1,066,491	740,394	988,889

Weighted-average number of shares outstanding, assuming dilution of stock options and awards	96,468,621	96,095,860	96,314,814	95,483,420

Basic earnings per share from continuing operations	$1.36	$0.43	$3.18	$1.81

Diluted earnings per share from continuing operations	$1.35	$0.43	$3.15	$1.79

The exercise prices for certain stock options that the Company has awarded exceed the average market price of the Company’s common stock. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. The antidilutive stock options outstanding were 40,350 and zero during the three months ended September 30, 2008 and 2007, respectively. The antidilutive stock options outstanding were 536,456 and 571,046 during the nine months ended September 30, 2008 and 2007, respectively.

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
Effective January 1, 2008, the Company began operating under new reportable segments. The Company’s four reportable segments are: Mobile Industries, Process Industries, Aerospace and Defense and Steel. Segment results for 2007 have been reclassified to conform to the 2008 presentation of segments.

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales to external customers:
Mobile Industries	$538,967	$586,736	$1,802,457	$1,828,688
Process Industries	345,482	260,062	985,198	774,676
Aerospace and Defense	109,987	70,429	317,795	218,513
Steel	488,248	344,012	1,347,453	1,073,106

	$1,482,684	$1,261,239	$4,452,903	$3,894,983

Intersegment sales:
Process Industries	$972	$600	$2,251	$1,451
Steel	48,291	37,100	133,002	109,067

	$49,263	$37,700	$135,253	$110,518

Segment EBIT, as adjusted:
Mobile Industries	$4,466	$10,401	$45,560	$55,905
Process Industries	81,678	33,414	205,056	98,837
Aerospace and Defense	12,489	425	31,792	11,117
Steel	133,802	52,278	267,499	183,692

Total EBIT, as adjusted, for reportable segments	$232,435	$96,518	$549,907	$349,551

Unallocated corporate expense	(19,039)	(14,370)	(54,767)	(48,124)
Impairment and restructuring	(3,330)	(11,840)	(8,013)	(32,870)
(Loss) gain on divestitures	—	(152)	8	(468)
Rationalization and integration charges	35	(6,234)	(4,266)	(30,776)
Gain on sale of non-strategic assets, net of dissolution of subsidiary	(558)	983	19,987	3,355
Interest expense	(11,124)	(10,697)	(33,765)	(30,422)
Interest income	1,494	2,380	4,407	5,536
Intersegment eliminations	(1,016)	(279)	(5,369)	(1,770)

Income from Continuing Operations before Income Taxes	$198,897	$56,309	$468,129	$214,012

Intersegment sales represent sales between the segments. These sales are eliminated upon consolidation.

Note 12 – Impairment and Restructuring Charges
Impairment and restructuring charges by segment are comprised of the following:
For the three months ended September 30, 2008:

	Mobile	Process
	Industries	Industries	Steel	Total

Impairment charges	$706	$—	$—	$706
Severance expense and related benefit costs	589	(148)	—	441
Exit costs	1,968	190	25	2,183

Total	$3,263	$42	$25	$3,330

For the nine months ended September 30, 2008:

	Mobile	Process
	Industries	Industries	Steel	Total

Impairment charges	$1,016	$52	$—	$1,068
Severance expense and related benefit costs	3,153	(148)	—	3,005
Exit costs	1,930	1,621	389	3,940

Total	$6,099	$1,525	$389	$8,013

For the three months ended September 30, 2007:

	Mobile	Process
	Industries	Industries	Steel	Total

Impairment charges	$6,900	$1,367	$—	$8,267
Severance expense and related benefit costs	1,190	396	1,310	2,896
Exit costs	63	368	246	677

Total	$8,153	$2,131	$1,556	$11,840

For the nine months ended September 30, 2007:

	Mobile	Process
	Industries	Industries	Steel	Total

Impairment charges	$6,900	$4,720	$—	$11,620
Severance expense and related benefit costs	10,845	241	6,926	18,012
Exit costs	2,192	404	642	3,238

Total	$19,937	$5,365	$7,568	$32,870

Bearings and Power Transmission Reorganization
In August 2007, the Company announced the realignment of its management structure. During the first quarter of 2008, the Company began to operate under two major business groups: the Steel Group and the Bearings and Power Transmission Group. The Bearings and Power Transmission Group includes three reportable segments: Mobile Industries, Process Industries and Aerospace and Defense. The organizational changes have streamlined operations and eliminated redundancies. The Company expects to realize pretax savings of approximately $10,000 to $20,000 annually by the end of 2008 as a result of these changes. During the first nine months of 2008, the Company recorded $1,948 of severance and related benefit costs related to this initiative. The majority of the severance charge related to the Mobile Industries segment. During the third quarter of 2007, the Company recorded $792 of severance and related benefits costs related to this initiative. Half of the severance charge related to the Mobile Industries segment and the other half of the severance charge related to the Process Industries segment.

Note 12 – Impairment and Restructuring Charges (continued)
Mobile Industries
In 2005, the Company announced plans to restructure the former automotive segment that is now part of its Mobile Industries segment to restructure its business and improve performance. These plans included the closure of a manufacturing facility in Clinton, South Carolina and engineering facilities in Torrington, Connecticut and Norcross, Georgia. In February 2006, the Company announced additional plans to rationalize production capacity at its Vierzon, France bearing manufacturing facility in response to changes in customer demand for its products. During 2006, the Company completed the closure of its engineering facilities in Torrington, Connecticut and Norcross, Georgia. During 2007, the Company completed the closure of its manufacturing facility in Clinton, South Carolina and the rationalization of its Vierzon, France bearing manufacturing facility.
In September 2006, the Company announced further planned reductions in its Mobile Industries segment workforce. In March 2007, the Company announced the planned closure of its manufacturing facility in Sao Paulo, Brazil. However, the closure of the manufacturing facility in Sao Paulo, Brazil has been delayed temporarily to serve higher customer demand.
These plans are targeted to collectively deliver annual pretax savings of approximately $75,000, with expected net workforce reductions of approximately 1,300 to 1,400 positions and pretax costs of approximately $115,000 to $125,000, which include restructuring costs and rationalization costs recorded in cost of products sold and selling, administrative and general expenses. Due to the delay in the timing of the closure of the manufacturing facility in Sao Paulo, Brazil, the Company does not expect to fully realize these savings until the end of 2009. Mobile Industries has incurred cumulative pretax costs of approximately $100,769 as of September 30, 2008 for these plans.
During the third quarter and first nine months of 2008, the Company recorded severance and related benefits of $611 and $961, respectively, associated with the Mobile Industries’ restructuring and workforce reduction plans. In addition, the Company recorded an impairment charge of $706 and exit costs of $1,044 during the third quarter of 2008 associated with these plans. The exit costs recorded in the third quarter of 2008 were primarily the result of environmental charges related to the planned closure of the manufacturing facility in Sao Paulo, Brazil and the Company’s former plant in Clinton, South Carolina. During the third quarter and first nine months of 2007, the Company recorded $794 and $10,449, respectively, of severance and related benefit costs and $63 and $2,192, respectively, of exit costs associated with the Mobile Industries’ restructuring and workforce reduction plans. The exit costs recorded in the first nine months of 2007 were primarily the result of environmental charges related to the planned closure of the manufacturing facility in Sao Paulo, Brazil.
In addition to the above charges, the Company recorded $924 of environmental exit costs during the third quarter of 2008 related to a former plant in Columbus, Ohio. The Company also recorded an impairment charge of $310 related to one of Mobile Industries’ foreign entities during the first nine months of 2008. During the third quarter of 2007, the Company recorded an impairment charge of $5,300 related to this same foreign entity.
Process Industries
In May 2004, the Company announced plans to rationalize its three bearing plants in Canton, Ohio within the Process Industries segment. On September 15, 2005, the Company reached a new four-year agreement with the United Steelworkers of America, which went into effect on September 26, 2005, when the prior contract expired. This rationalization initiative is expected to deliver annual pretax savings of approximately $20,000 through streamlining operations and workforce reductions, with pretax costs of approximately $45,000 to $50,000, by the end of 2009.
The Company recorded exit costs of $1,621 during the first nine months of 2008 related to the Process Industries’ rationalization plans. The exit costs recorded during the first nine months of 2008 were primarily the result of environmental charges. During the third quarter and first nine months of 2007, the Company recorded impairment charges of $1,367 and $4,569, respectively, as a result of the Process Industries’ rationalization plans. In addition, exit costs of $404 were recorded during the first nine months of 2007 as a result of these rationalization plans. Including rationalization costs recorded in cost of products sold and selling, administrative and general expenses, the Process Industries segment has incurred cumulative pretax costs of approximately $33,444 as of September 30, 2008 related to these rationalization plans.
Steel
In April 2007, the Company completed the closure of its seamless steel tube manufacturing facility located in Desford, England. The Company recorded $389 of exit costs during the first nine months of 2008 related to this action. The Company recorded $1,129 and $6,685 of severance and related benefit costs, and $246 and $642 of exit costs during the third quarter and first nine months of 2007, respectively, related to this action.

Note 12 – Impairment and Restructuring Charges (continued)
The following is a rollforward of the consolidated restructuring accrual for the nine months ended September 30, 2008 and the twelve months ended December 31, 2007:

	September 30,	December 31,
	2008	2007

Beginning balance, January 1	$24,455	$31,985
Expense	6,945	28,640
Payments	(13,103)	(36,170)

Ending balance	$18,297	$24,455

The restructuring accrual at September 30, 2008 and December 31, 2007 is included in accounts payable and other liabilities on the Consolidated Balance Sheet. The accrual at September 30, 2008 includes $9,648 of severance and related benefits, with the remainder of the balance primarily representing environmental exit costs. The majority of the $9,648 accrual related to severance and related benefits is expected to be paid by the end of 2009 pending the closure of the manufacturing facility in Sao Paulo, Brazil.
Note 13 – Retirement and Postretirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s retirement and postretirement benefit plans. The amounts for the three and nine months ended September 30, 2008 are based on actuarial calculations prepared during 2007. Consistent with prior years, these calculations will be updated later in the year. These updated calculations may result in different net periodic benefit cost for 2008. The net periodic benefit cost recorded for the three and nine months ended September 30, 2008 is the Company’s best estimate of each period’s proportionate share of the amounts to be recorded for the year ended December 31, 2008.

	Pension		Postretirement
	Three Months ended		Three Months ended
	September 30,		September 30,
	2008	2007	2008	2007

Components of net periodic benefit cost
Service cost	$9,180	$10,402	$781	$1,215
Interest cost	40,316	38,919	9,794	10,341
Expected return on plan assets	(50,254)	(47,512)	—	—
Amortization of prior service cost	3,143	2,837	(544)	(469)
Recognized net actuarial loss	7,246	11,872	900	2,762
Amortization of transition asset	(23)	(46)	—	—

Net periodic benefit cost	$9,608	$16,472	$10,931	$13,849

	Pension		Postretirement
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Components of net periodic benefit cost
Service cost	$27,633	$31,098	$2,344	$3,646
Interest cost	121,661	116,394	30,511	31,023
Expected return on plan assets	(151,488)	(142,156)	—	—
Amortization of prior service cost	9,443	8,494	(1,633)	(1,408)
Recognized net actuarial loss	21,798	35,545	4,282	8,286
Amortization of transition asset	(72)	(130)	—	—

Net periodic benefit cost	$28,975	$49,245	$35,504	$41,547

Note 14 – Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Provision for income taxes	$68,484	$15,066	$164,308	$42,914
Effective tax rate	34.4%	26.8%	35.1%	20.1%

The Company’s provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against income from continuing operations before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior year tax liabilities, are recorded during the period in which they occur.
The effective tax rate for the third quarter of 2008 was lower than the U.S. federal statutory tax rate primarily due to the earnings of certain foreign subsidiaries being taxed at a rate less than 35% and the benefit of the U.S. manufacturing deduction. These decreases were partially offset by the inability to record a tax benefit for losses at certain foreign subsidiaries, U.S. state and local income taxes, a discrete tax adjustment reflecting the filing of the Company’s 2007 U.S. federal income tax return in the third quarter of 2008 and the net impact of other items.
The effective tax rate for the first nine months of 2008 was slightly higher than the U.S. federal statutory tax rate primarily due to the inability to record a tax benefit for losses at certain foreign subsidiaries, U.S. state and local income taxes, discrete tax adjustments recorded during the first nine months of 2008 to increase the Company’s accrual for uncertain tax positions and the net impact of other items. These increases were partially offset by the earnings of certain foreign subsidiaries being taxed at a rate less than 35% and the benefit of the U.S. manufacturing deduction.
As of September 30, 2008, the Company has approximately $58,600 of total gross unrecognized tax benefits. During the first nine months of 2008, the Company’s total gross unrecognized tax benefits decreased by $54,500. This decrease was primarily due to the settlement and resulting cash payment related to tax years 2002 through 2005, which were under examination by the Internal Revenue Service (IRS). The tax positions under examination included the timing of income recognition for certain amounts received by the Company and treated as capital contributions pursuant to Internal Revenue Code Section 118 and other items.
The following chart reconciles the Company’s total gross unrecognized tax benefits for the nine months ended September 30, 2008.

Balance at January 1, 2008	$113,100
Tax positions related to the current year:
Additions	3,000
Tax positions related to prior years:
Additions	600
Reductions	(4,800)
Settlements with tax authorities	(53,300)
Lapses in statutes of limitation	—

Balance at September 30, 2008	$58,600

Included in the $58,600 total gross unrecognized tax benefits amount is approximately $23,100 (including the federal tax benefit on state tax positions), which represents the amount of unrecognized tax benefits that would favorably impact the Company’s effective tax rate in any future periods if such benefits were recognized. As of September 30, 2008, the Company anticipates a decrease in its unrecognized tax positions of approximately $10,000 to $12,000 during the next 12 months. The anticipated decrease is primarily due to the expiration of the statute of limitations for various uncertain tax positions. As of September 30, 2008, the Company has accrued approximately $4,600 of interest and penalties related to uncertain tax positions.
As of September 30, 2008, the Company is subject to examination by the IRS for tax years 2004 to the present. The Company is also subject to tax examination in various U.S. state and local tax jurisdictions for tax years 2002 to the present, as well as various foreign tax jurisdictions, including France, Germany, India, Czech Republic, China and Canada, for tax years 1999 to the present.
The current portion of the Company’s accrual for uncertain tax positions is presented on the Consolidated Balance Sheet within income taxes payable, a current liability, and the non-current portion is recorded as a component of other non-current liabilities.

Note 15 – Acquisitions
On February 21, 2008, the Company purchased the assets of Boring Specialties, Inc. (BSI), a leading provider of a wide range of precision deep-hole oil and gas drilling and extraction products and services, for $56,834, including acquisition costs. The acquisition will extend the Company’s presence in the energy market by adding BSI’s value-added products to the Company’s current range of alloy steel products for oil and gas customers. The acquisition agreement allows for an earnout payment of up to $15,000 to be paid if certain milestones are met over the following five years. BSI is based in Houston, Texas, employs 190 people and had 2006 sales of approximately $48,000. The Company has preliminarily allocated the purchase price to assets of $57,560, including $9,557 of accounts receivable, $9,531 of inventories, $12,251 of property, plant and equipment and $17,460 of amortizable intangible assets, and liabilities of $727. The excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill in the amount of $8,640. The results of the operations of BSI are included in the Company’s Consolidated Statement of Income for the period subsequent to the effective date of the acquisition. Pro forma results of the operations are not presented because the effect of the acquisition was not significant.
On November 3, 2008, the Company announced the acquisition of the assets of EXTEX Ltd., a leading designer and marketer of high-quality replacement engine parts for the aerospace aftermarket. The acquisition will add most of EXTEX’s nearly 600 Federal Aviation Administration (FAA) parts manufacturer approval (PMA) components to the Company’s existing portfolio of more than 1,400 PMAs. This expanded PMA base further positions the Company to offer comprehensive fleet-support programs, including asset management that maximizes uptime for aircraft operators. EXTEX is based in Gilbert, Arizona and had 2007 sales of approximately $15,400.
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
The following table presents the fair value hierarchy for those assets measured at fair value on a recurring basis as of September 30, 2008 (there were no liabilities measured at fair value at September 30, 2008):

	Fair Value at September 30, 2008
	Total	Level 1	Level 2	Level 3

Assets:
Available-for-sale securities	$27,167	$27,167	$—	$—
Derivatives	4,482	—	4,482	—
Interest rate swaps	539	—	539	—

Total Assets	$32,188	$27,167	$5,021	$—

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Introduction
The Timken Company is a leading global manufacturer of highly engineered anti-friction bearings and assemblies, high-quality alloy steels, aerospace power transmission systems as well as a provider of related products and services. During the fourth quarter of 2007, the Company implemented changes in its management structure. Beginning with the first quarter of 2008, the Company began operating under two business groups: the Steel Group and the Bearings and Power Transmission Group. The Bearings and Power Transmission Group is composed of three operating segments: (1) Mobile Industries, (2) Process Industries and (3) Aerospace and Defense. These three operating segments and the Steel Group comprise the Company’s four reportable segments.
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
The Process Industries segment provides bearings, power transmission components and related products and services. Customers of the Process Industries segment include original equipment manufacturers of power transmission, energy and heavy industries machinery and equipment, including rolling mills, cement and aggregate processing equipment, paper mills, sawmills, printing presses, cranes, hoists, drawbridges, wind energy turbines, gear drives, drilling equipment, coal conveyors and crushers and food processing equipment. Customers of the Process Industries segment also include aftermarket distributors of products other than those for steel and automotive applications. The Company’s strategy for the Process Industries segment is to pursue growth in selected industrial markets and achieve a leadership position in targeted Asian sectors. The Company has been increasing large-bore bearing capacity in Romania, China, India and the United States to serve heavy industrial market sectors. The Process Industries segment began to benefit from this increase in large-bore bearing capacity during the latter part of 2007. In December 2007, the Company announced the establishment of a joint venture in China to manufacture ultra-large-bore bearings for the growing Chinese wind energy market. In April 2008, the Process Industries segment began shipping product from its new industrial bearing plant in Chennai, India.
The Aerospace and Defense segment manufactures bearings, helicopter transmission systems, rotor head assemblies, turbine engine components, gears and other precision flight-critical components for commercial and military aviation applications. The Aerospace and Defense segment also provides aftermarket services, including repair and overhaul of engines, transmissions and fuel controls, as well as aerospace bearing repair and component reconditioning. Customers of the Aerospace and Defense segment also include original equipment manufacturers of health and positioning control equipment. The Company’s strategy for the Aerospace and Defense segment is to: (1) grow value by adding power transmission parts, assemblies and services, utilizing a platform approach; (2) develop new aftermarket channels; and (3) add core bearing capacity through manufacturing initiatives in North America and China. In October 2007, the Company completed the acquisition of the assets of The Purdy Corporation (Purdy), located in Manchester, Connecticut. This acquisition further expands the growing range of power-transmission products and capabilities that the Company provides to aerospace customers. In addition, the Company opened a new aerospace precision products manufacturing facility in China in April 2008.
The Steel segment manufactures more than 450 grades of carbon and alloy steel, which are produced in both solid and tubular sections with a variety of lengths and finishes. The Steel segment also manufactures custom-made steel products for both industrial and automotive applications. The Company’s strategy for the Steel segment is to focus on opportunities where the Company can offer differentiated capabilities while driving profitable growth. In January 2007, the Company announced plans to invest approximately $60 million to enable the Company to competitively produce steel bars down to 1-inch diameter for use in power transmission and friction management applications for a variety of customers, including the rapidly growing automotive transplants. This expansion is expected to become operational during the fourth quarter of 2008. During the first quarter of 2007, the Company added a new induction heat-treat line in Canton, Ohio, which increased capacity and enabled the Company to provide differentiated product to more customers in its global energy markets. In February 2008, the Company completed the acquisition of the assets of Boring Specialties, Inc., a provider of a wide range of precision deep-hole oil and gas drilling and extraction products and services.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Financial Overview
Overview:

	3Q 2008	3Q 2007	$ Change	% Change

(Dollars in millions, except earnings per share)
Net sales	$1,482.7	$1,261.2	$221.5	17.6%
Income from continuing operations	130.4	41.2	89.2	216.5%
Net income	$130.4	$41.2	$89.2	216.5%
Diluted earnings per share:
Continuing operations	$1.35	$0.43	$0.92	214.0%
Net income per share	$1.35	$0.43	$0.92	214.0%
Average number of shares — diluted	96,468,621	96,095,860	—	0.4%

	YTD 2008	YTD 2007	$ Change	% Change

(Dollars in millions, except earnings per share)
Net sales	$4,452.9	$3,895.0	$557.9	14.3%
Income from continuing operations	303.8	171.1	132.7	77.6%
Income from discontinued operations	—	0.7	(0.7)	(100.0)%
Net income	$303.8	$171.8	$132.0	76.8%
Diluted earnings per share:
Continuing operations	$3.15	$1.79	$1.36	76.0%
Discontinued operations	—	0.01	(0.01)	(100.0)%
Net income per share	$3.15	$1.80	$1.35	75.0%
Average number of shares — diluted	96,314,814	95,483,420	—	0.9%

Net sales for the third quarter of 2008 were $1.48 billion, compared to $1.26 billion in the third quarter of 2007, an increase of 17.6%. Net sales for the first nine months of 2008 were $4.45 billion, compared to $3.90 billion for the first nine months of 2007, an increase of 14.3%. The increase in sales was primarily driven by higher surcharges to recover historically high raw material costs and higher pricing, as well as higher volume across most market sectors, acquisitions and foreign currency translation, partially offset by weaker automotive demand. For the third quarter of 2008, earnings per diluted share were $1.35, compared to $0.43 per diluted share for third quarter of 2007. For the first nine months of 2008, earnings per diluted share were $3.15, compared to $1.80 per diluted share for the first nine months of 2007. Income from continuing operations per diluted share was $3.15, compared to $1.79 per diluted share for the same period a year ago.
The Company’s results for the third quarter and first nine months of 2008 reflect the strength of industrial markets and increased raw material surcharges, pricing and mix, partially offset by higher material, manufacturing and logistics costs. The Company’s third quarter also benefited from LIFO income as a result of expectations that historically high steel scrap costs during 2008 will significantly decline in the fourth quarter of 2008. Additionally, the Company’s results for the third quarter and first nine months reflect lower expenses associated with restructuring activities. Results for the first nine months of 2008 also reflect income from the sale of the Company’s former seamless steel tube manufacturing facility located in Desford, England. The Company recognized a pretax gain of $20.4 million on the sale of this facility. The Company continued its focus on ramping up new production capacity in targeted areas, including major capacity expansions for industrial products at several manufacturing locations around the world.
The Company expects the relative strength of key global market sectors, such as heavy industries, aerospace and energy, and favorable pricing will be offset by lower demand in the light-vehicle market sector for the remainder of 2008. While these key market sectors are expected to remain relatively strong, the improvements in the Company’s operating performance will be partially constrained by weaker automotive demand in the Company’s Mobile Industries and Steel segments, increases in raw material costs, the timing of its surcharge mechanism, as well as strategic investments including Asian growth and Project O.N.E. initiatives. The objective of the Asian growth initiatives is to increase market share, influence major design centers and expand the Company’s network of sources of globally competitive friction management products.
Project O.N.E. is a multi-year program, which began in 2005, designed to improve the Company’s business processes and systems. The Company expects to invest approximately $210 million to $220 million, which includes internal and external costs, to implement Project O.N.E. As of September 30, 2008, the Company has incurred costs of approximately $190.5 million, of which approximately $110.3 million have been capitalized to the Consolidated Balance Sheet. During the second quarter of 2007, the Company completed the installation of Project O.N.E. for a major portion of its domestic operations. On April 1, 2008, the Company completed the next installation of Project O.N.E. for the majority of the Company’s remaining domestic operations and a major portion of its European operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The Company’s results for the first nine months of 2007 reflect a lower tax rate primarily due to favorable adjustments to the Company’s accruals for uncertain tax positions.
The Statement of Income
Sales by Segment:

	3Q 2008	3Q 2007	$ Change	% Change

(Dollars in millions, and exclude intersegment sales)
Mobile Industries	$539.0	$586.7	$(47.7)	(8.1)%
Process Industries	345.5	260.1	85.4	32.8%
Aerospace and Defense	110.0	70.4	39.6	56.3%
Steel	488.2	344.0	144.2	41.9%

Total Company	$1,482.7	$1,261.2	$221.5	17.6%

	YTD 2008	YTD 2007	$ Change	% Change

(Dollars in millions, and exclude intersegment sales)
Mobile Industries	$1,802.5	$1,828.7	$(26.2)	(1.4)%
Process Industries	985.2	774.7	210.5	27.2%
Aerospace and Defense	317.8	218.5	99.3	45.4%
Steel	1,347.4	1,073.1	274.3	25.6%

Total Company	$4,452.9	$3,895.0	$557.9	14.3%

Net sales for the third quarter of 2008 increased $221.5 million, or 17.6%, compared to the third quarter of 2007. Acquisitions of the assets of Purdy, acquired in the fourth quarter of 2007, and Boring Specialties, Inc. (BSI), acquired during the first quarter of 2008, contributed $34.0 million to the increase in net sales. In addition, the effect of currency rate changes contributed $18.1 million to the increase in net sales. The remaining increase in net sales for the third quarter of 2008, compared to the third quarter of 2007, was primarily due to higher surcharges to recover historically high raw material costs and higher pricing, as well as higher volume across most market sectors, particularly heavy truck, off-highway, aerospace, energy, power transmission and heavy industry, as well as from the Company’s industrial distribution channel, partially offset by lower demand from North American and European light-vehicle customers.
Net sales for the first nine months of 2008 increased $557.9 million, or 14.3%, compared to the first nine months of 2007. The Purdy acquisition and the BSI acquisition contributed $94.4 million to the increase in net sales for the first nine months of 2008. In addition, the effect of currency rate changes contributed $109.0 million to the increase in net sales for the first nine months of 2008. The remaining increase in net sales for the first nine months of 2008, compared to the first nine months of 2007, was primarily due to higher surcharges and pricing as well as higher volume across most market sectors, particularly heavy truck, off-highway, energy, aerospace and heavy industry, as well as from the Company’s industrial distribution channel, partially offset by lower demand from North American light-vehicle customers.
Gross Profit:

	3Q 2008	3Q 2007	$ Change	Change

(Dollars in millions)
Gross profit	$406.8	$250.4	$156.4	62.5%
Gross profit % to net sales	27.4%	19.9%	—	750	bps
Rationalization expenses included in cost of products sold	$0.3	$5.4	$(5.1)	(94.4)%

	YTD 2008	YTD 2007	$ Change	Change

(Dollars in millions)
Gross profit	$1,062.0	$794.4	$267.6	33.7%
Gross profit % to net sales	23.9%	20.4%	—	350	bps
Rationalization expenses included in cost of products sold	$2.6	$27.9	$(25.3)	(90.7)%

Gross profit margins increased in the third quarter of 2008, compared to the third quarter of 2007, as a result of higher raw material surcharges and favorable pricing, improved product mix, higher sales volumes across most market sectors and lower rationalization expenses, as well as LIFO income of $29.5 million. These increases were partially offset by higher raw material costs, higher manufacturing costs and lower demand from North American and European light-vehicle customers. The higher raw material

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
costs primarily relate to historically high steel scrap costs. The LIFO income is a result of expectations that historically high steel scrap costs will significantly decline in the fourth quarter of 2008. Prior to the third quarter of 2008, the Company had recognized $71.8 million of LIFO expense for the first six months of 2008 as steel scrap costs had been expected to continue to rise. Refer to Note 3 – Inventory for further discussion of interim LIFO calculations.
Gross profit margins increased in the first nine months of 2008, compared to the first nine months of 2007, as a result of higher surcharges, favorable pricing, favorable mix, higher sales volumes across most market sectors and lower rationalization expenses, partially offset by higher LIFO charges, higher raw material costs and lower demand from North American light-vehicle customers.
In the third quarter and first nine months of 2008, rationalization expenses included in cost of products sold primarily related to certain Mobile Industries segment domestic manufacturing facilities, the continued rationalization of the Company’s Canton, Ohio Process Industries segment bearing facilities and the closure of the Company’s seamless steel tube manufacturing operations located in Desford, England. In the third quarter and first nine months of 2007, rationalization expenses included in cost of products sold primarily related to the planned closure of its manufacturing operations located in Sao Paulo, Brazil, certain Mobile Industries segment domestic manufacturing facilities, the closure of the Company’s seamless steel tube manufacturing operations located in Desford, England and the continued rationalization of the Company’s Canton, Ohio Process Industries segment bearing facilities. Rationalization expenses in 2008 and 2007 primarily included accelerated depreciation on assets, the relocation of equipment and the write-down of inventory.
Selling, Administrative and General Expenses:

	3Q 2008	3Q 2007	$ Change	Change

(Dollars in millions)
Selling, administrative and general expenses	$193.7	$170.8	$22.9	13.4%
Selling, administrative and general expenses % to net sales	13.1%	13.5%	—	(40	) bps
Rationalization expenses (income) included in selling, administrative and general expenses	$(0.4)	$0.9	$(1.3)	(144.4)%

	YTD 2008	YTD 2007	$ Change	Change

(Dollars in millions)
Selling, administrative and general expenses	$568.2	$514.8	$53.4	10.4%
Selling, administrative and general expenses % to net sales	12.8%	13.2%	—	(40	) bps
Rationalization expenses included in selling, administrative and general expenses	$1.7	$2.8	$(1.1)	(39.3)%

The increase in selling, administrative and general expenses, on a dollar basis, in the third quarter and first nine months of 2008, compared to the third quarter and first nine months of 2007, was primarily due to higher performance-based compensation, an increase in allowance for doubtful accounts and higher depreciation on capitalized Project O.N.E. costs.
In the third quarter and first nine months of 2008, the rationalization expenses included in selling, administrative and general expenses primarily related to the rationalization of the Company’s Canton, Ohio bearing facilities and costs associated with vacating the Torrington, Connecticut office complex. In the third quarter and first nine months of 2007, the rationalization expenses included in selling, administrative and general expenses primarily related to the closure of Mobile Industries segment engineering facilities and the closure of the Company’s seamless steel tube manufacturing operations located in Desford, England.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Impairment and Restructuring Charges:

	3Q 2008	3Q 2007	$ Change

(Dollars in millions)
Impairment charges	$0.7	$8.2	$(7.5)
Severance and related benefit costs	0.4	2.9	(2.5)
Exit costs	2.2	0.7	1.5

Total	$3.3	$11.8	$(8.5)

	YTD 2008	YTD 2007	$ Change

(Dollars in millions)
Impairment charges	$1.1	$11.6	$(10.5)
Severance and related benefit costs	3.0	18.0	(15.0)
Exit costs	3.9	3.3	0.6

Total	$8.0	$32.9	$(24.9)

Bearings and Power Transmission Reorganization
In August 2007, the Company announced the realignment of its management structure. During the first quarter of 2008, the Company began to operate under two major business groups: the Steel Group and the Bearings and Power Transmission Group. The Bearings and Power Transmission Group includes three reportable segments: Mobile Industries, Process Industries and Aerospace and Defense. The organizational changes have streamlined operations and eliminated redundancies. The Company expects to realize pretax savings of approximately $10 million to $20 million annually by the end of 2008 as a result of these changes. During the first nine months of 2008, the Company recorded $1.9 million of severance and related benefit costs related to this initiative. During the third quarter of 2007, the Company recorded $0.8 million of severance and related benefit costs related to this initiative.
Mobile Industries
In 2005, the Company announced plans to restructure the former automotive segment that is now part of its Mobile Industries segment to improve performance. These plans included the closure of a manufacturing facility in Clinton, South Carolina and engineering facilities in Torrington, Connecticut and Norcross, Georgia. In February 2006, the Company announced additional plans to rationalize production capacity at its Vierzon, France bearing manufacturing facility in response to changes in customer demand for its products. During 2006, the Company completed the closure of its engineering facilities in Torrington, Connecticut and Norcross, Georgia. During 2007, the Company completed the closure of its manufacturing facility in Clinton, South Carolina and the rationalization of its Vierzon, France bearing manufacturing facility.
In September 2006, the Company announced further planned reductions in its Mobile Industries segment workforce. In March 2007, the Company announced the planned closure of its manufacturing facility in Sao Paulo, Brazil. However, the closure of the manufacturing facility in Sao Paulo, Brazil has been delayed temporarily to serve higher customer demand.
These plans are targeted to collectively deliver annual pretax savings of approximately $75 million, with expected net workforce reductions of approximately 1,300 to 1,400 positions and pretax costs of approximately $115 million to $125 million, which include restructuring costs and rationalization costs recorded in cost of products sold and selling, administrative and general expenses. Due to the delay in the timing of the closure of the manufacturing facility in Sao Paulo, Brazil, the Company does not expect to fully realize these savings until the end of 2009. Mobile Industries has incurred cumulative pretax costs of approximately $100.8 million as of September 30, 2008 for these plans.
During the third quarter and first nine months of 2008, the Company recorded severance and related benefits of $0.6 million and $1.0 million, respectively, associated with the Mobile Industries’ restructuring and workforce reduction plans. In addition, the Company recorded an impairment charge of $0.7 million and exit costs of $1.0 million during the third quarter of 2008 associated with these plans. The exit costs recorded in the third quarter of 2008 were primarily the result of environmental charges related to the planned closure of the manufacturing facility in Sao Paulo, Brazil and the Company’s former plant in Clinton, South Carolina. During the third quarter and first nine months of 2007, the Company recorded $0.8 million and $10.4 million, respectively, of severance and related benefit costs and $0.1 million and $2.2 million, respectively, of exit costs associated with the Mobile Industries’ restructuring and workforce reduction plans. The exit costs recorded in the first nine months of 2007 were primarily the result of environmental charges related to the planned closure of the manufacturing facility in Sao Paulo, Brazil.
In addition to the above charges, the Company recorded $0.9 million of environmental exit costs during the third quarter of 2008 related to a former plant in Columbus, Ohio. The Company also recorded an impairment charge of $0.3 million related to one of Mobile Industries’ foreign entities during the first nine months of 2008. During the third quarter of 2007, the Company recorded an impairment charge of $5.3 million related to this same foreign entity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Process Industries
In May 2004, the Company announced plans to rationalize its three bearing plants in Canton, Ohio within the Process Industries segment. On September 15, 2005, the Company reached a new four-year agreement with the United Steelworkers of America, which went into effect on September 26, 2005, when the prior contract expired. This rationalization initiative is expected to deliver annual pretax savings of approximately $20 million through streamlining operations and workforce reductions, with pretax costs of approximately $45 million to $50 million, by the end of 2009.
The Company recorded exit costs of $1.6 million during the first nine months of 2008 related to the Process Industries’ rationalization plans. The exit costs recorded during the first nine months of 2008 were primarily the result of environmental charges. During the third quarter and first nine months of 2007, the Company recorded impairment charges of $1.3 million and $4.6 million, respectively, as a result of the Process Industries’ rationalization plans. In addition, exit costs of $0.4 million were recorded during the first nine months of 2007 as a result of these rationalization plans. Including rationalization costs recorded in cost of products sold and selling, administrative and general expenses, the Process Industries segment has incurred cumulative pretax costs of approximately $33.4 million as of September 30, 2008 related to these rationalization plans.
Steel
In April 2007, the Company completed the closure of its seamless steel tube manufacturing facility located in Desford, England. The Company recorded $0.4 million of exit costs during the first nine months of 2008 related to this action. The Company recorded $1.1 million and $6.7 million of severance and related benefit costs, and $0.2 million and $0.7 million of exit costs during the third quarter and first nine months of 2007, respectively, related to this action.
Rollforward of Restructuring Accruals:

	Sept. 30,	Dec. 31,
	2008	2007

(Dollars in millions)
Beginning balance, January 1	$24.5	$32.0
Expense	6.9	28.6
Payments	(13.1)	(36.1)

Ending balance	$18.3	$24.5

The restructuring accrual at September 30, 2008 and December 31, 2007 is included in accounts payable and other liabilities on the Consolidated Balance Sheet. The accrual at September 30, 2008 includes $9.6 million of severance and related benefits, with the remainder of the balance primarily representing environmental exit costs. The majority of the $9.6 million accrual related to severance and related benefits is expected to be paid by the end of 2009 pending the closure of the manufacturing facility in Sao Paulo, Brazil.
Loss on Divestitures:

	3Q 2008	3Q 2007	$ Change

(Dollars in millions)
Loss on divestitures	$—	$(0.2)	$0.2

	YTD 2008	YTD 2007	$ Change

(Dollars in millions)
Loss on divestitures	$—	$(0.5)	$0.5

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Interest Expense and Income:

	3Q 2008	3Q 2007	$ Change	% Change

(Dollars in millions)
Interest expense	$11.1	$10.7	$0.4	3.7%
Interest income	$1.5	$2.4	$(0.9)	(37.5)%

	YTD 2008	YTD 2007	$ Change	% Change

(Dollars in millions)
Interest expense	$33.8	$30.4	$3.4	11.2%
Interest income	$4.4	$5.5	$(1.1)	(20.0)%

Interest expense for the third quarter and first nine months of 2008 increased compared to the third quarter and first nine months of 2007 due to higher average debt outstanding in 2008 compared to the same periods a year ago. Interest income for the third quarter and first nine months of 2008 decreased compared to the same periods a year ago, due to lower invested cash balances.
Other Income and Expense:

	3Q 2008	3Q 2007	$ Change	% Change

(Dollars in millions)
Gain on divestitures of non-strategic assets	$—	$0.9	$(0.9)	(100.0)%
(Loss) gain on dissolution of subsidiaries	(0.5)	0.1	(0.6)	NM
Other expense, net	(0.7)	(4.0)	3.3	82.5%

Other income (expense) — net	$(1.2)	$(3.0)	$1.8	60.0%

	YTD 2008	YTD 2007	$ Change	% Change

(Dollars in millions)
Gain on divestitures of non-strategic assets	$20.5	$3.7	$16.8	NM
(Loss) gain on dissolution of subsidiaries	(0.5)	0.2	(0.7)	NM
Other expense, net	(8.3)	(11.3)	3.0	26.5%

Other income (expense) — net	$11.7	$(7.4)	$19.1	258.1%

The gain on divestitures of non-strategic assets for the first nine months of 2008 primarily related to the sale of the Company’s former seamless steel tube manufacturing facility located in Desford, England. In February 2008, the Company completed the sale of this facility, resulting in a pretax gain of approximately $20.4 million. In the third quarter and first nine months of 2007, the gain on divestitures of non-strategic assets included a $0.7 million gain on the sale of the Company’s investment in Timken-NSK Bearings (Suzhou) Co., Ltd., a joint venture based in China. The gain on divestitures of non-strategic assets for the first nine months of 2007 also included a $3.2 million gain on the sale of certain machinery and equipment at the Company’s former seamless tube manufacturing facility located in Desford, England.
For the third quarter of 2008, other expense primarily consisted of $1.4 million of losses on the disposal of fixed assets, $1.2 million of donations and $1.2 million for minority interests, partially offset by foreign currency exchange gains of $2.8 million. For the third quarter of 2007, other expense primarily consisted of $1.4 million of losses on the disposal of fixed assets, $1.2 million of equity investment losses, $1.1 million for minority interests and $0.5 million of charitable donations, partially offset by $0.6 million of foreign currency exchange gains.
For the first nine months of 2008, other expense primarily consisted of $5.6 million of losses on the disposal of fixed assets, $3.1 million for minority interests, $3.1 million of donations, partially offset by gains on equity investments of $1.6 million and $1.2 million of foreign currency exchange gains. For the first nine months of 2007, other expense primarily consisted of $3.7 million of losses on the disposal of fixed assets, $2.8 million for minority interests, $1.7 million of charitable donations and $1.1 million of equity investment losses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Income Tax Expense:

	3Q 2008	3Q 2007	$ Change	Change

(Dollars in millions)
Income tax expense	$68.5	$15.1	$53.4	NM
Effective tax rate	34.4%	26.8%	—	760	bps

	YTD 2008	YTD 2007	$ Change	Change

(Dollars in millions)
Income tax expense	$164.3	$42.9	$121.4	283.0%
Effective tax rate	35.1%	20.1%	—	1,500	bps

The increase in the effective tax rate for the third quarter of 2008, compared to the third quarter of 2007, was primarily due to the net impact of discrete tax adjustments recorded during the respective quarters, the impact of the expiration of the U.S. Federal research tax credit at the end of 2007 and higher U.S. state and local taxes in 2008. This increase was partially offset by the net impact of higher earnings in 2008 in certain foreign jurisdictions where the effective tax rate is less than 35%.
The increase in the effective tax rate for the first nine months of 2008, compared to the first nine months of 2007, was primarily due to the net impact of discrete tax adjustments recorded during the respective quarters, including a favorable adjustment of $32.1 million recorded in the first quarter of 2007, the expiration of U.S. federal research tax credit at the end of 2007 and higher U.S. state and local taxes in 2008. This increase was partially offset by the net impact of higher earnings in 2008 in certain foreign jurisdictions where the effective tax rate is less than 35%.
As of September 30, 2008, the Company had approximately $58.6 million of total gross unrecognized tax benefits. During the first nine months of 2008, the Company’s total gross unrecognized tax benefits decreased by $54.5 million. This decrease was primarily due to the settlement and resulting cash payment related to tax years 2002 through 2005, which were under examination by the Internal Revenue Service (IRS). The tax positions under examination included the timing of income recognition for certain amounts received by the Company and treated as contributions to capital pursuant to Internal Revenue Code Section 118 and other items.
On October 3, 2008, the President signed into law the Emergency Economic Stabilization Act of 2008. The Emergency Economic Stabilization Act includes a provision to extend the U.S. federal research tax credit from January 1, 2008 through December 31, 2009. The credit had expired at the end of 2007. The Company expects to claim this credit in 2008 and will record the associated tax benefit in the fourth quarter.
Discontinued Operations:

	YTD 2008	YTD 2007	$ Change	% Change

(Dollars in millions)
Gain on disposal, net of taxes	$—	$0.7	$(0.7)	(100.0)%

In December 2006, the Company completed the divestiture of its Latrobe Steel subsidiary and recognized a gain on disposal, net of tax, of $12.9 million. Discontinued operations for the first nine months of 2007 represent an additional $0.7 million gain on disposal, net of tax, primarily due to a purchase price adjustment.
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
Effective January 1, 2008, the Company began operating under new reportable segments. The Company’s four reportable segments are: Mobile Industries, Process Industries, Aerospace and Defense and Steel. Segment results for 2007 have been reclassified to conform to the 2008 presentation of segments.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Mobile Industries Segment:

	3Q 2008	3Q 2007	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$539.0	$586.7	$(47.7)	(8.1)%

Adjusted EBIT	$4.5	$10.4	$(5.9)	(56.7)%
Adjusted EBIT margin	0.8%	1.8%	—	(100	) bps

	YTD 2008	YTD 2007	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$1,802.5	$1,828.7	$(26.2)	(1.4)%

Adjusted EBIT	$45.6	$55.9	$(10.3)	(18.4)%
Adjusted EBIT margin	2.5%	3.1%	—	(60	) bps

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
The presentation below reconciles the changes in net sales of the Mobile Industries segment operations reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of currency exchange rates. The effects of currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period. The year 2007 represents the base year for which the effects of currency are measured; as a result, currency is assumed to be zero for the respective periods of 2007.

	3Q 2008	3Q 2007	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$539.0	$586.7	$(47.7)	(8.1)%
Currency	11.0	—	11.0	NM

Net sales, excluding the impact of currency	$528.0	$586.7	$(58.7)	(10.0)%

	YTD 2008	YTD 2007	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$1,802.5	$1,828.7	$(26.2)	(1.4)%
Currency	70.1	—	70.1	NM

Net sales, excluding the impact of currency	$1,732.4	$1,828.7	$(96.3)	(5.3)%

The Mobile Industries segment’s net sales, excluding the effects of currency-rate changes, decreased 10.0% for the third quarter of 2008, compared to the third quarter of 2007, primarily due to lower demand from the North American and European light-vehicle sector, partially offset by higher demand from heavy truck and off-highway customers and favorable pricing. Adjusted EBIT margins were lower in the third quarter of 2008 compared to the third quarter of 2007, primarily due to lower manufacturing utilization due to lower demand, higher raw material and logistics costs and a higher allowance for doubtful accounts, partially offset by favorable pricing, product mix and LIFO income.
The Mobile Industries segment’s net sales, excluding the effects of currency-rate changes, decreased 5.3% for the first nine months of 2008, compared to the first nine months of 2007, primarily due to lower demand from the North American light-vehicle sector, including lower sales due to a strike at one of the Company’s customers during the first six months of 2008, partially offset by higher demand from heavy truck, off-highway and automotive aftermarket customers and favorable pricing. Adjusted EBIT margins were lower in the first nine months of 2008 compared to the first nine months of 2007, primarily due to higher raw material and logistics costs, higher LIFO charges, lower automotive demand and the impact of the strike at one of the Company’s customers, partially offset by favorable pricing and product mix. The Mobile Industries segment’s sales are expected to decrease in the fourth quarter of 2008 compared to the fourth quarter of 2007 as favorable pricing is expected to be more than offset by declines in demand from the light-vehicle and rail market sectors. In addition, adjusted EBIT margins for the Mobile Industries segment are expected to be significantly below the fourth quarter of 2007 levels as increases in raw materials costs and the lower utilization of manufacturing capacity will more than offset pricing and portfolio management initiatives and restructuring initiatives.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Process Industries Segment:

	3Q 2008	3Q 2007	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$346.5	$260.7	$85.8	32.9%

Adjusted EBIT	$81.7	$33.4	$48.3	144.6%
Adjusted EBIT margin	23.6%	12.8%	—	1,080	bps

	YTD 2008	YTD 2007	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$987.4	$776.1	$211.3	27.2%

Adjusted EBIT	$205.1	$98.8	$106.3	107.6%
Adjusted EBIT margin	20.8%	12.7%	—	810	bps

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
The presentation below reconciles the changes in net sales of the Process Industries segment operations reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of currency exchange rates. The effects of currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period. The year 2007 represents the base year for which the effects of currency are measured; as a result, currency is assumed to be zero for the respective periods of 2007.

	3Q 2008	3Q 2007	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$346.5	$260.7	$85.8	32.9%
Currency	6.5	—	6.5	NM

Net sales, excluding the impact of currency	$340.0	$260.7	$79.3	30.4%

	YTD 2008	YTD 2007	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$987.4	$776.1	$211.3	27.2%
Currency	34.5	—	34.5	NM

Net sales, excluding the impact of currency	$952.9	$776.1	$176.8	22.8%

The Process Industries segment’s net sales, excluding the effects of currency-rate changes, increased 30.4% in the third quarter of 2008, compared to the same period in the prior year, due to higher volume, particularly from its industrial distribution channel, as well as its power transmission and the heavy industry market sectors, and favorable pricing. The Process Industries segment began benefiting from increasing large-bore bearing capacity in Romania, China, India and the United States to serve heavy industrial market sectors. Adjusted EBIT margins were higher in the third quarter of 2008 compared to the third quarter of 2007, primarily due to favorable pricing and higher volumes, partially offset by higher raw material and manufacturing costs.
The Process Industries segment’s net sales, excluding the effects of currency-rate changes, increased 22.8% for the first nine months of 2008, compared to the first nine months of 2007, due to higher volume, particularly from its industrial distribution channel, as well as the heavy industry and power transmission market sectors, and favorable pricing. Adjusted EBIT margins were higher in the first nine months of 2008 compared to the first nine months of 2007, primarily due to favorable pricing and higher volumes, partially offset by higher raw material and manufacturing costs.
The Company expects the Process Industries segment results for the fourth quarter of 2008 to be better than the fourth quarter of 2007 as it benefits from continued strength in heavy industry and energy markets, as well as from distribution, for the remainder of 2008. The Process Industries segment is also expected to benefit from increased manufacturing capacity and improved pricing.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Aerospace and Defense Segment:

	3Q 2008	3Q 2007	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$110.0	$70.4	$39.6	56.3%

Adjusted EBIT	$12.5	$0.4	$12.1	NM
Adjusted EBIT margin	11.4%	0.6%	—	1,080	bps

	YTD 2008	YTD 2007	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$317.8	$218.5	$99.3	45.4%

Adjusted EBIT	$31.8	$11.1	$20.7	186.5%
Adjusted EBIT margin	10.0%	5.1%	—	490	bps

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
The presentation below reconciles the changes in net sales of the Aerospace and Defense segment operations reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions made in the last twelve months and currency exchange rates. The effects of acquisitions and currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period. During the fourth quarter of 2007, the Company completed the acquisition of the assets of Purdy. The year 2007 represents the base year for which the effects of currency are measured; as a result, currency is assumed to be zero for the respective periods of 2007.

	3Q 2008	3Q 2007	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$110.0	$70.4	$39.6	56.3%
Acquisitions	20.3	—	20.3	NM
Currency	0.3	—	0.3	NM

Net sales, excluding the impact of acquisitions and currency	$89.4	$70.4	$19.0	27.0%

	YTD 2008	YTD 2007	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$317.8	$218.5	$99.3	45.4%
Acquisitions	62.4	—	62.4	NM
Currency	3.2	—	3.2	NM

Net sales, excluding the impact of acquisitions and currency	$252.2	$218.5	$33.7	15.4%

The Aerospace and Defense segment’s net sales, excluding the effect of acquisitions and currency-rate changes, increased 27.0% in the third quarter of 2008, compared to the third quarter of 2007, as a result of higher volume and favorable pricing. Adjusted EBIT margins increased in the third quarter of 2008, compared to the third quarter of 2007, primarily due to favorable pricing, the favorable impact of the Purdy acquisition and improved manufacturing productivity, partially offset by investments in capacity additions at aerospace precision products plants in North America and China.
The Aerospace and Defense segment’s net sales, excluding the effect of acquisitions and currency-rate changes, increased 15.4% during the first nine months of 2008, compared to the first nine months of 2007, primarily due to favorable pricing and higher volumes. Adjusted EBIT margins increased in the first nine months of 2008, compared to the first nine months of 2007, primarily due to the favorable impact of acquisitions and favorable pricing, partially offset by investments in capacity additions at aerospace precision products plants in North America and China.
The Company expects demand for products in the Aerospace and Defense segment to remain strong for the remainder of 2008. Margins for the fourth quarter of 2008 are expected to be comparable to the fourth quarter of 2007 as the Aerospace and Defense segment benefits from the integration of the Purdy acquisition and strong end-market demand.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Steel Segment:

	3Q 2008	3Q 2007	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$536.5	$381.1	$155.4	40.8%

Adjusted EBIT	$133.8	$52.3	$81.5	155.8%
Adjusted EBIT margin	24.9%	13.7%	—	1,120	bps

	YTD 2008	YTD 2007	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$1,480.5	$1,182.2	$298.3	25.2%

Adjusted EBIT	$267.5	$183.7	$83.8	45.6%
Adjusted EBIT margin	18.1%	15.5%	—	260	bps

The Steel segment sells steel of low and intermediate alloy and carbon grades in both solid and tubular sections, as well as custom-made steel products for industrial, energy and automotive applications.
The presentation below reconciles the changes in net sales of the Steel segment operations reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of surcharges, acquisitions and divestitures completed in the last twelve months and currency exchange rates. Surcharges are a pricing mechanism that the Company uses to recover scrap steel, energy and alloy costs. Surcharges were higher during the third quarter and first nine months of 2008, compared to respective periods of 2007, primarily driven by higher scrap steel costs, as well as the timing of the Company’s surcharge mechanism to recover these costs. The effects of acquisitions, divestitures and currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period. In February 2008, the Company completed the acquisition of the assets of BSI. In April 2007, the Company completed the closure of the Company’s former seamless steel tube manufacturing facility located in Desford, England. The year 2007 represents the base year for which the effects of currency are measured; as a result, currency is assumed to be zero for the respective periods of 2007.

	3Q 2008	3Q 2007	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$536.5	$381.1	$155.4	40.8%
Surcharges	232.4	95.2	137.2	144.1%
Acquisitions	13.7	—	13.7	NM
Divestitures	—	—	—	NM
Currency	0.3	—	0.3	NM

Net sales, excluding the impact of surcharges, acquisitions, divestitures and currency	$290.1	$285.9	$4.2	1.5%

	YTD 2008	YTD 2007	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$1,480.5	$1,182.2	$298.3	25.2%
Surcharges	537.7	282.5	255.2	90.3%
Acquisitions	32.0	—	32.0	NM
Divestitures	(42.2)	—	(42.2)	NM
Currency	1.2	—	1.2	NM

Net sales, excluding the impact of surcharges, acquisitions, divestitures and currency	$951.8	$899.7	$52.1	5.8%

The Steel segment’s net sales for the third quarter of 2008, excluding the effects of surcharges, acquisitions, divestitures and currency rate changes, increased 1.5% compared to the third quarter of 2007, primarily due to strong demand by customers in most market sectors, partially offset by lower automotive demand. Adjusted EBIT margins in the third quarter of 2008 increased compared to the third quarter of 2007, primarily due to higher surcharges in excess of raw material costs, LIFO income, higher volume and favorable sales mix, partially offset by higher raw material costs, higher manufacturing costs and the effect of weaker automotive demand. There are timing differences between when the Company purchases raw materials, when the surcharges are invoiced to customers, and when the raw material costs are reflected in the cost of

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
products sold. The Steel segment also benefited from the BSI acquisition. The Steel segment recorded LIFO income of $17.9 million during the third quarter of 2008, compared to LIFO expense of $9.3 million during the third quarter of 2007. The LIFO income recorded during the third quarter of 2008 is a result of expectations of lower steel scrap costs by the end of 2008. Prior to the third quarter of 2008, the Steel segment had recorded $45.2 million of LIFO expense during the first six months of 2008 due to escalating steel scrap costs. Refer to Note 3 — Inventory for further discussion of interim LIFO calculations.
The Steel segment’s net sales for the first nine months of 2008, excluding the effects of surcharges, acquisitions, divestitures and currency rate changes, increased 5.8%, compared to the first nine months of 2007, primarily due to strong demand by customers in the energy market sector, partially offset by lower automotive demand. Adjusted EBIT margins in the first nine months of 2008 increased compared to the first nine months of 2007, primarily due to higher raw material surcharges, higher volume and favorable sales mix, partially offset by LIFO charges, higher raw material costs and higher manufacturing costs. LIFO charges for the first nine months of 2008 were $14.6 million higher than the first nine months of 2007.
The Company expects the Steel segment sales to be higher in the fourth quarter of 2008, compared to the fourth quarter of 2007, as a result of the favorable impact of the BSI acquisition and higher surcharges, partially offset by lower automotive demand. However, the Steel segment results for the fourth quarter of 2008 are expected to be lower than the fourth quarter of 2007 as raw material costs are expected to exceed surcharges during the quarter due to the timing of the Company’s surcharge mechanism, partially offset by a favorable impact of the BSI acquisition. The Company expects to fully recoup its raw material costs for the full 2008 year. Scrap steel costs are expected to significantly decrease from the third quarter to the fourth quarter, after being at historically high levels for most of 2008. In addition, the effects of the timing differences in the Company’s surcharge mechanism are anticipated to be magnified between the third and fourth quarters of 2008 due to an expected significant decrease in raw material costs, beginning late in the third quarter.
Corporate Expense:

	3Q 2008	3Q 2007	$ Change	Change

(Dollars in millions)
Corporate Expenses	$19.0	$14.4	$4.6	31.9%
Corporate expenses % to net sales	1.3%	1.1%	—	20	bps

	YTD 2008	YTD 2007	$ Change	Change

(Dollars in millions)
Corporate Expenses	$54.8	$48.1	$6.7	13.9%
Corporate expenses % to net sales	1.2%	1.2%	—	0	bps

Corporate expenses increased for the third quarter and first nine months of 2008, compared to the third quarter and first nine months of 2007 as a result of higher performance-based compensation.
The Balance Sheet
Total assets as shown on the Consolidated Balance Sheet at September 30, 2008 increased by $327.8 million from December 31, 2007. This increase was primarily due to increased working capital required to support higher sales and the BSI acquisition, partially offset by the impact of foreign currency translation.
Current Assets:

	Sept. 30,	Dec. 31,
	2008	2007	$ Change	% Change

(Dollars in millions)
Cash and cash equivalents	$94.7	$30.2	$64.5	213.6%
Accounts receivable, net	814.7	748.5	66.2	8.8%
Inventories, net	1,297.9	1,087.7	210.2	19.3%
Deferred income taxes	66.5	69.1	(2.6)	(3.8)%
Deferred charges and prepaid expenses	16.3	14.2	2.1	14.8%
Other current assets	87.2	95.6	(8.4)	(8.8)%

Total current assets	$2,377.3	$2,045.3	$332.0	16.2%

Refer to the Consolidated Statement of Cash Flows for a discussion of the increase in cash and cash equivalents. Accounts receivable, net increased as a result of the higher sales in the third quarter of 2008, as compared to the fourth quarter of 2007, partially offset by higher allowance for doubtful accounts. The increase in inventories was primarily due to higher raw material costs, higher volume and the BSI acquisition, partially offset by the impact of foreign currency translation. The

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
decrease in other current assets was driven by the sale of the manufacturing facility in Desford, England, which was previously classified as “assets held for sale.”
Property, Plant and Equipment — Net:

	Sept. 30,	Dec. 31,
	2008	2007	$ Change	% Change

(Dollars in millions)
Property, plant and equipment	$4,026.0	$3,932.8	$93.2	2.4%
Less: allowances for depreciation	(2,292.5)	(2,210.7)	(81.8)	3.7%

Property, plant and equipment — net	$1,733.5	$1,722.1	$11.4	0.7%

The increase in property, plant and equipment — net in the first nine months of 2008 was primarily due to capital expenditures exceeding 2008 depreciation expense.
Other Assets:

	Sept. 30,	Dec. 31,
	2008	2007	$ Change	% Change

(Dollars in millions)
Goodwill	$273.5	$271.8	$1.7	0.6%
Other intangible assets	167.7	160.5	7.2	4.5%
Deferred income taxes	80.5	100.9	(20.4)	(20.2)%
Other non-current assets	74.6	78.7	(4.1)	(5.2)%

Total other assets	$596.3	$611.9	$(15.6)	(2.5)%

The increase in goodwill was primarily due to acquisitions, partially offset by the impact of foreign currency translation. The increase in other intangible assets was primarily due to acquisitions, partially offset by amortization expense recognized during the first nine months of 2008. The decrease in deferred income taxes was primarily due to additional deductions claimed on the Company’s 2007 U.S. Federal income tax return arising from a change in a tax accounting method, partially offset by the estimated deferred tax benefit for the current year.
Current Liabilities:

	Sept. 30,	Dec. 31,
	2008	2007	$ Change	% Change

(Dollars in millions)
Short-term debt	$201.2	$108.4	$92.8	85.6%
Accounts payable and other liabilities	535.7	528.0	7.7	1.5%
Salaries, wages and benefits	240.6	212.0	28.6	13.5%
Income taxes payable	55.1	17.1	38.0	222.2%
Deferred income taxes	6.2	4.7	1.5	31.9%
Current portion of long-term debt	16.1	34.2	(18.1)	(52.9)%

Total current liabilities	$1,054.9	$904.4	$150.5	16.6%

The increase in short-term debt was primarily due to increased net borrowings under the Company’s Asset Securitization Facility to support acquisition activity and reduce the Company’s borrowings under the Company’s Senior Credit Facility. The increase in salaries, wages and benefits was the result of accrued 2008 performance-based compensation, partially offset by the payout of 2007 performance-based compensation in the first quarter of 2008. The increase in income taxes payable was primarily due to the provision for current-year taxes, offset by income tax payments during the first nine months of 2008, including payments related to the closure of prior year U.S. federal income tax audits, as well as a reclassification of a portion of the accrual for uncertain tax positions from current income taxes payable to other non-current liabilities. The decrease in the current portion of long-term debt was primarily due to the payment of medium-term notes that matured during the first quarter of 2008.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Non-Current Liabilities:

	Sept. 30,	Dec. 31,
	2008	2007	$ Change	% Change

(Dollars in millions)
Long-term debt	$521.9	$580.6	$(58.7)	(10.1)%
Accrued pension cost	145.6	169.4	(23.8)	(14.0)%
Accrued postretirement benefits cost	656.9	662.4	(5.5)	(0.8)%
Deferred income taxes	14.9	10.6	4.3	40.6%
Other non-current liabilities	106.2	91.2	15.0	16.4%

Total non-current liabilities	$1,445.5	$1,514.2	$(68.7)	(4.5)%

The decrease in long-term debt was primarily due to a reduction in the utilization of the Company’s Senior Credit Facility. The decrease in accrued pension cost in the first nine months of 2008 was primarily due to foreign-based pension plan contributions, partially offset by current year accruals for pension expense. The increase in other non-current liabilities was primarily due to the reclassification of a portion of the accrual for uncertain tax positions from current income taxes payable to other non-current liabilities.
Shareholders’ Equity:

	Sept. 30,	Dec. 31,
	2008	2007	$ Change	% Change

(Dollars in millions)
Common stock	$887.7	$862.8	$24.9	2.9%
Earnings invested in the business	1,633.6	1,379.9	253.7	18.4%
Accumulated other comprehensive loss	(303.1)	(271.2)	(31.9)	11.8%
Treasury shares	(11.5)	(10.8)	(0.7)	6.5%

Total shareholders’ equity	$2,206.7	$1,960.7	$246.0	12.5%

Earnings invested in the business increased in the first nine months of 2008 by net income of $303.8 million, partially reduced by dividends declared of $50.1 million. The increase in accumulated other comprehensive loss was primarily due to the negative impact of foreign currency translation, partially offset by the recognition of prior-year service costs and actuarial losses for defined benefit pension and postretirement benefit plans. The decrease in the foreign currency translation adjustment of $65.7 million was due to the strengthening of the U.S. dollar relative to other currencies, such as the Euro, the Indian rupee, the Romanian lei, the British pound and the Brazilian real. See “Foreign Currency” for further discussion regarding the impact of foreign currency translation.
Cash Flows:

	YTD 2008	YTD 2007	$ Change

(Dollars in millions)
Net cash provided by operating activities	$298.1	$186.2	$111.9
Net cash used by investing activities	(209.4)	(184.3)	(25.1)
Net cash used by financing activities	(12.8)	(24.6)	11.8
Effect of exchange rate changes on cash	(11.3)	9.4	(20.7)

Increase (decrease) in cash and cash equivalents	$64.6	$(13.3)	$77.9

Net cash provided by operating activities increased from $186.2 million for the first nine months of 2007 to $298.1 million for the first nine months of 2008 as a result of a higher net income and lower pension and postretirement benefit payments. Net income was $303.8 million for the first nine months of 2008, compared to $171.8 million in the first nine months of 2007. Pension and postretirement benefit payments were $57.1 million for the first nine months of 2008, compared to $139.0 million for the first nine months of 2007. These increases were partially offset by an increase in cash used for working capital requirements, particularly inventory and accounts receivable, partially offset by accounts payable and other accrued expenses. Inventory was a use of cash of $222.6 million in the first nine months of 2008 compared to a use of cash of $34.8 million in the first nine months of 2007. Accounts receivable was a use of cash of $70.2 million in the first nine months of 2008 compared to a use of cash of $39.9 million in the first nine months of 2007. Inventories and accounts receivable increased during the first nine months of 2008 primarily due to higher volumes and higher inventory costs. Accounts payable and other accrued expenses provided cash of $95.3 million in the first nine months of 2008 after using cash of $38.1 million in the first nine months of 2007. The change in accounts payable and accrued expenses was primarily due to higher accrued income taxes in 2008, compared to 2007, as well as higher accrued performance-based compensation for the first nine months of 2008, compared to the first nine months of 2007.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The net cash used by investing activities of $209.4 million for the first nine months of 2008 increased from the same period in 2007 primarily due to higher acquisition activity in the current year, partially offset by higher proceeds from disposals of property, plant and equipment. Cash used for acquisitions increased $55.7 million in 2008, compared to the same period in 2007, primarily due to the BSI acquisition. Proceeds from the disposal of property, plant and equipment increased $18.3 million primarily due to the sale of the Company’s former seamless steel tube manufacturing facility located in Desford, England for approximately $28.0 million. Capital expenditures decreased $10.1 million for the first nine months of 2008, compared to the first nine months of 2007.
The net cash from financing activities used cash of $12.8 million for the first nine months of 2008 after using cash of $24.6 million during the first nine months of 2007. The decrease in net cash used by financing activities for the first nine months of 2008 was a result of the Company increasing its net borrowings by $35.3 million to support acquisition activity, partially offset by a decrease of $20.1 million in proceeds from the exercise of stock options during the first nine months of 2008, compared to the first nine months of 2007.
Liquidity and Capital Resources
Total debt was $739.2 million at September 30, 2008, compared to $723.2 million at December 31, 2007. Net debt was $644.5 million at September 30, 2008, compared to $693.0 million at December 31, 2007. The net debt to capital ratio was 22.6% at September 30, 2008, compared to 26.1% at December 31, 2007.
Reconciliation of total debt to net debt and the ratio of net debt to capital:
Net Debt:

	Sept. 30,	Dec. 31,
	2008	2007

(Dollars in millions)
Short-term debt	$201.2	$108.4
Current portion of long-term debt	16.1	34.2
Long-term debt	521.9	580.6

Total debt	739.2	723.2
Less: cash and cash equivalents	(94.7)	(30.2)

Net debt	$644.5	$693.0

Ratio of Net Debt to Capital:

	Sept. 30,	Dec. 31,
	2008	2007

(Dollars in millions)
Net debt	$644.5	$693.0
Shareholders’ equity	2,206.7	1,960.7

Net debt + shareholders’ equity (capital)	$2,851.2	$2,653.7

Ratio of net debt to capital	22.6%	26.1%

The Company presents net debt because it believes net debt is more representative of the Company’s financial position.
At September 30, 2008, the Company had no outstanding borrowings under its $500 million Amended and Restated Credit Agreement (Senior Credit Facility), but it had letters of credit outstanding totaling $41.5 million, which reduced the availability under the Senior Credit Facility to $458.5 million. The Senior Credit Facility matures on June 30, 2010. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At September 30, 2008, the Company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements. Refer to Note 7 — Financing Arrangements for further discussion.
At September 30, 2008, the Company had outstanding borrowings of $95.0 million under the Company’s Asset Securitization, which provides for borrowings up to $200 million, limited to certain borrowing base calculations, and is secured by certain domestic trade receivables of the Company. As of September 30, 2008, outstanding borrowings reduced the availability under the Asset Securitization to $105.0 million. The Company’s Asset Securitization matures in December 2008. The Company expects to refinance this 364-day facility by the end of 2008.
The Company expects that any cash requirements in excess of cash generated from operating activities will be met by the committed availabilities under its Asset Securitization and Senior Credit Facility, which totaled $563.5 million as of September 30, 2008. The Company believes it has sufficient liquidity to meet its obligations through the middle of 2010.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Other sources of liquidity include lines of credit for certain of the Company’s foreign subsidiaries, which provide for borrowings up to $430.3 million. The majority of these lines are uncommitted. At September 30, 2008, the Company had borrowings outstanding of $106.2 million, which reduced the availability under these facilities to $324.1 million.
Financing Obligations and Other Commitments
The Company expects to make cash contributions of $21.4 million to its global defined benefit pension plans in 2008. Through October 31, 2008, returns for our global defined benefit pension plan assets were significantly below our expected rate of return assumption of 8.75 percent, due to broad declines in the global equity markets. This is expected to negatively impact the funded status of the plans at the end of 2008, which in turn may impact future pension expense and required cash contributions.
During the first nine months of 2008, the Company did not purchase any shares of its common stock pursuant to authorization under the Company’s 2006 common stock purchase plan. This plan authorizes the Company to buy in the open market or in privately negotiated transactions, up to four million shares of common stock, which are to be held as treasury shares and used for specific purposes, up to an aggregate of $180 million. The Company may exercise this authorization until December 31, 2012.
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
Recently Issued Accounting Pronouncements:
In February 2008, the FASB Issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company’s significant nonfinancial assets and liabilities that could be impacted by this deferral include assets and liabilities initially measured at fair value in a business combination and goodwill tested annually for impairment. The adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities is not expected to have a material impact on the Company’s results of operations and financial condition.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)).
SFAS No. 141(R) provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests and goodwill acquired in a business combination. SFAS No. 141(R) also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141(R) is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) is not expected to have a material impact on the Company’s results of operations and financial condition.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Upon adoption, the Company will include additional disclosures of its derivative instruments to comply with this standard.
Critical Accounting Policies and Estimates:
The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company reviews its critical accounting policies throughout the year. The Company has concluded that there have been no changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2007, during the nine months ended September 30, 2008.
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
Foreign currency exchange gains included in the Company’s operating results for the three months ended September 30, 2008 were $2.4 million, compared to foreign currency exchange losses of $2.5 million for the three months ended September 30, 2007. Foreign currency exchange gains included in the Company’s operating results for the nine months ended September 30, 2008 were $0.9 million, compared to foreign currency exchange losses of $5.5 million for the nine months ended September 30, 2007. For the three months ended September 30, 2008, the Company recorded a negative non-cash foreign currency translation adjustment of $106.9 million that decreased shareholders’ equity, compared to a positive non-cash foreign currency translation adjustment of $34.6 million that increased shareholders’ equity in the three months ended September 30, 2007. For the nine months ended September 30, 2008, the Company recorded a negative non-cash foreign currency translation adjustment of $65.7 million that decreased shareholders’ equity, compared to a positive non-cash foreign currency translation adjustment of $80.8 million that increased shareholders’ equity in the nine months ended September 30, 2007. The foreign currency translation adjustment for the three months and nine months ended September 30, 2008 were negatively impacted by the strengthening of the U.S. dollar relative to other currencies, such as the Euro, the Indian rupee, the Romanian lei, the British pound and the Brazilian real.
Quarterly Dividend:
On November 7, 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share. The dividend will be paid on December 2, 2008 to shareholders of record as of November 21, 2008. This will be the 346th consecutive dividend paid on the common stock of the Company.
Forward-Looking Statements
Certain statements set forth in this document (including the Company’s forecasts, beliefs and expectations) that are not historical in nature are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, the Management’s Discussion and Analysis contains numerous forward-looking statements. The Company cautions readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of the Company due to a variety of important factors, such as:
a)	changes in world economic conditions, including additional adverse effects from a global economic slowdown, terrorism or hostilities. This includes, but is not limited to, political risks associated with the potential instability of governments and legal systems in countries in which the Company or its customers conduct business and significant changes in currency valuations;

b)	the effects of fluctuations in customer demand on sales, product mix and prices in the industries in which the Company operates. This includes the ability of the Company to respond to the rapid changes in customer demand, the effects of customer strikes, the impact of changes in industrial business cycles and whether conditions of fair trade continue in the U.S. market;

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
c)	competitive factors, including changes in market penetration, increasing price competition by existing or new foreign and domestic competitors, the introduction of new products by existing and new competitors and new technology that may impact the way the Company’s products are sold or distributed;

d)	changes in operating costs. This includes: the effect of changes in the Company’s manufacturing processes; changes in costs associated with varying levels of operations and manufacturing capacity; higher cost and availability of raw materials and energy; the Company’s ability to mitigate the impact of fluctuations in raw materials and energy costs and the operation of the Company’s surcharge mechanism; changes in the expected costs associated with product warranty claims; changes resulting from inventory management and cost reduction initiatives and different levels of customer demands; the effects of unplanned work stoppages; and changes in the cost of labor and benefits;

e)	the success of the Company’s operating plans, including its ability to achieve the benefits from its ongoing continuous improvement and rationalization programs; the ability of acquired companies to achieve satisfactory operating results; and the Company’s ability to maintain appropriate relations with unions that represent Company associates in certain locations in order to avoid disruptions of business;

f)	unanticipated litigation, claims or assessments. This includes, but is not limited to, claims or problems related to intellectual property, product liability or warranty and environmental issues;

g)	changes in worldwide financial markets, including availability of financing and interest rates to the extent they affect the Company’s ability to raise capital or increase the Company’s cost of funds, have an impact on the overall performance of the Company’s pension fund investments and/or cause changes in the global economy and financial markets which affect customer demand and the ability of customers to obtain financing to purchase the Company’s products or equipment which contains the Company’s products; and

h)	those items identified under Item 1A. Risk Factors in this document, in the Annual Report on Form 10-K for the year ended December 31, 2007 and in the Company’s Quarterly Report on Form 10-Q for the quarters ended June 30, 2008 and March 31, 2008.
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
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2008 an June 30, 2008 included a detailed discussion of our risk factors. The information presented below amends and updates those risk factors and should be read in conjunction with the risk factors and information disclosed in the Form 10-K and the Forms 10-Q.
Weakness in any of the industries in which our customers operate, the cyclical nature of our customers’ businesses generally or changes in financial markets, could adversely impact our revenues and profitability by reducing demand and margins.
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
Certain automotive industry companies have recently experienced significant financial downturns. Earlier this year and in 2005, we increased our reserve for accounts receivable relating to our automotive industry customers. If any of our automotive industry customers becomes insolvent or files for bankruptcy, our ability to recover accounts receivable from that customer would be adversely affected and any payment we received in the preference period prior to a bankruptcy filing may be potentially recoverable. In addition, financial instability of certain companies that participate in the automotive industry supply chain could disrupt production in the industry. A disruption of production in the automotive industry could have a materially adverse effect on our financial condition and earnings.
Our results of operations can be materially affected by the conditions in the global financial markets. If an end user cannot obtain financing to purchase our products, either directly or indirectly contained in machinery or equipment, demand for our products will be reduced, which could have a material adverse effect on our financial condition and earnings.
Any change in the operation of our raw material surcharge mechanisms, a raw material market index or the availability or cost of raw materials and energy resources could materially affect our revenues and earnings.
We require substantial amounts of raw materials, including scrap metal and alloys and natural gas to operate our business. Many of our customer contracts contain surcharge pricing provisions. The surcharges are tied to a widely-available market index for that specific raw material. Many of the widely-available raw material market indices have recently experienced wide fluctuations. Any change in a raw material market index could materially affect our revenues. Any change in the relationship between the market indices and our underlying costs could materially affect our earnings. Any change in our projected year end input costs could materially affect our LIFO inventory valuation method and earnings.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer of Purchases of Common Stock
The following table provides information about purchases by the Company during the quarter ended September 30, 2008 of its common stock.

			Total number	Maximum
			of shares	number of
			purchased as	shares that
			part of publicly	may yet
	Total number	Average	announced	be purchased
	of shares	price paid	plans or	under the plans
Period	purchased(1)	per share(2)	programs	or programs(3)

7/1/08 - 7/31/08	1,995	$33.12	—	4,000,000
8/1/08 - 8/31/08	5,783	32.50	—	4,000,000
9/1/08 - 9/30/08	168	32.33	—	4,000,000

Total	7,946	$32.65	—	4,000,000

(1)	Represents shares of the Company’s common stock that are owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares and the exercise of stock options.

(2)	For restricted shares, the average price paid per share is an average calculated using the daily high and low of the Company’s common stock as quoted on the New York Stock Exchange at the time of vesting. For stock options, the price paid is the real time trading stock price at the time the options are exercised.

(3)	Pursuant to the Company’s 2006 common stock purchase plan, the Company may purchase up to four million shares of common stock at an amount not to exceed $180 million in the aggregate. The Company may purchase shares under its 2006 common stock purchase plan until December 31, 2012.
Item 6. Exhibits
12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of James W. Griffith, President and Chief Executive Officer (principal executive officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Glenn A. Eisenberg, Executive Vice President – Finance and Administration (principal financial officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of James W. Griffith, President and Chief Executive Officer (principal executive officer) and Glenn A. Eisenberg, Executive Vice President – Finance and Administration (principal financial officer) of The Timken Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY

Date November 7, 2008	By	/s/ James W. Griffith
James W. Griffith
President, Chief Executive Officer and Director (Principal Executive Officer)

Date November 7, 2008	By	/s/ Glenn A. Eisenberg
Glenn A. Eisenberg
Executive Vice President - Finance and Administration (Principal Financial Officer)