Form 10-K
period 2008-12-31
TIMKEN CO
filed 2009-02-26
CIK 98362

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-1169
THE TIMKEN COMPANY
(Exact name of registrant as specified in its charter)

Ohio	34-0577130
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1835 Dueber Avenue, S.W., Canton, Ohio	44706
(Address of principal executive offices)	(Zip Code)
(330) 438-3000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, without par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                      Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of June 30, 2008, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was $2,857,443,306 based on the closing sale price as reported on the New York Stock Exchange.
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2009

Common Shares, without par value	96,565,923 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 2009 (Proxy Statement)	Part III

THE TIMKEN COMPANY
INDEX TO FORM 10-K REPORT

PART I.
Item 1. Business
General
As used herein, the term “Timken” or the “Company” refers to The Timken Company and its subsidiaries unless the context otherwise requires. The Timken Company develops, manufactures, markets and sells products for friction management and power transmission, alloy steels and steel components.
The Company was founded in 1899 by Henry Timken, who received two patents on the design of a tapered roller bearing. Timken grew to become the world’s largest manufacturer of tapered roller bearings. Over the years, the Company has expanded its breadth of bearing products beyond tapered roller bearings to include cylindrical, spherical, needle and precision ball bearings. In addition to bearings, Timken has broadened its portfolio to include a wide array of friction management products and maintenance services to improve customers’ machinery and equipment operation, such as lubricants, seals, bearing maintenance tools and condition-monitoring equipment. The Company also manufactures power transmission components and assemblies, as well as systems such as helicopter transmissions, high-quality alloy steel, bars and tubing customized to meet specific performance requirements, and finished and semi-finished steel components.
The Company’s business strategy is to grow by optimizing the capabilities and unique value Timken brings to the marketplace, as well as through acquisitions. The Company is focused on those markets that offer attractive opportunities for growth and customers who place a premium on Timken’s capabilities.
Timken’s global footprint consists of 61 manufacturing facilities, 12 technology centers, 15 distribution centers and more than 25,000 associates. Timken operates in 26 countries.
Industry Segments
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
The Mobile Industries segment provides bearings, power transmission components and related products and services. Customers of the Mobile Industries segment include original equipment manufacturers and suppliers for passenger cars, light trucks, medium and heavy-duty trucks, rail cars, locomotives and agricultural, construction and mining equipment. Customers also include aftermarket distributors of automotive products.
The Process Industries segment provides bearings, power transmission components and related products and services. Customers of the Process Industries segment include original equipment manufacturers of power transmission, energy and heavy industries machinery and equipment, including rolling mills, cement and aggregate processing equipment, paper mills, sawmills, printing presses, cranes, hoists, drawbridges, wind energy turbines, gear drives, drilling equipment, coal conveyors and crushers and food processing equipment. Customers also include aftermarket distributors of products other than those for steel and automotive applications.
The Aerospace and Defense segment manufactures bearings, helicopter transmission systems, rotor head assemblies, turbine engine components, gears and other precision flight-critical components for commercial and military aviation applications. The Aerospace and Defense segment also provides aftermarket services, including repair and overhaul of engines, transmissions and fuel controls, as well as aerospace bearing repair and component reconditioning. In addition, the Aerospace and Defense segment also manufactures bearings for original equipment manufacturers of health and positioning control equipment.

The Steel segment manufactures more than 450 grades of carbon and alloy steel, which are produced in both solid and tubular sections with a variety of lengths and finishes. The Steel segment also manufactures custom-made steel products for both industrial and automotive applications, including precision steel components. Approximately 10% of the Company’s steel is consumed in its bearing operations. In addition, sales are made to other anti-friction bearing companies and to the automotive and truck, forging, construction, industrial equipment, oil and gas drilling companies and to steel service centers.
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
Export sales from the U.S. and Canada are less than 10% of revenue. The Company’s Bearings and Power Transmission Group has historically participated in the global bearing industry, while the Steel Group has concentrated primarily on U.S. customers.
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
Geographical Financial Information

(Dollars in thousands)	United States	Europe	Other Countries	Consolidated

2008
Net sales	$3,625,470	$1,098,050	$940,140	$5,663,660
Long-lived assets	1,256,891	229,933	257,042	1,743,866

2007
Net sales	$3,392,065	$963,908	$880,047	$5,236,020
Long-lived assets	1,228,399	264,531	229,151	1,722,081

2006
Net sales	$3,370,244	$849,915	$753,206	$4,973,365
Long-lived assets	1,152,101	275,094	174,364	1,601,559

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
Bearing Reconditioning. A small part of the business involves providing bearing reconditioning services for industrial and railroad customers, both domestically and internationally. These services accounted for less than 5% of the Company’s net sales for the year ended December 31, 2008.
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
Timken also supplies comprehensive aftermarket maintenance, repair and overhaul services and parts for gas turbine engines, gearboxes and accessory systems in rotary and fixed-wing aircraft. Services range from aerospace bearing repair and component reconditioning to the complete overhaul of engines, transmissions and fuel controls.
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
Timken also produces custom-made steel products, including steel components for automotive and industrial customers. This steel components business has provided the Company with the opportunity to further expand its market for tubing and capture higher value-added steel sales. It also enables Timken’s traditional tubing customers in the automotive and bearing industries to take advantage of higher-performing components that cost less than current alternative products. Customizing of products is an important component of the Company’s steel business.

Sales and Distribution
Timken’s products in the Bearings and Power Transmission Group are sold principally by their own internal sales organizations. A portion of the Process Industries segment’s sales are made through authorized distributors.
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
The Company has a joint venture in North America focused on joint logistics and e-business services. This alliance is called CoLinx, LLC and was founded by Timken, SKF Group, INA and Rockwell Automation. The e-business service was launched in April 2001 and is focused on information and business services for authorized distributors in the Process Industries segment. The Company also has another e-business joint venture which focuses on information and business services for authorized industrial distributors in Europe, Latin America and Asia. This alliance, which Timken founded with SKF Group, Sandvik AB, INA and Reliance, is called Endorsia.com International AB.
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
Timken has entered into individually negotiated contracts with some of its customers in its Bearings and Power Transmission Group and Steel Group. These contracts may extend for one or more years and, if a price is fixed for any period extending beyond current shipments, customarily include a commitment by the customer to purchase a designated percentage of its requirements from Timken. Timken does not believe that there is any significant loss of earnings risk associated with any given contract.
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
Competition within the steel industry, both domestically and globally, is intense and is expected to remain so. Timken’s worldwide competitors for steel bar products include North American producers such as Republic, Gerdau MacSteel (a wholly owned subsidiary of The Gerdau Group), Mittal Steel USA (a wholly-owned subsidiary of ArcelorMittal), Steel Dynamics, Nucor and a wide variety of offshore steel producers who export into North America. Competitors for seamless mechanical tubing include Dofasco Tubular Products (a wholly-owned subsidiary of ArcelorMittal), Michigan Seamless Tube, Plymouth Tube, V & M Tube, Sanyo Special Steel, Ovako and Tenaris. Competitors in the precision steel components sector include Formtec, Linamar, Jernberg and overseas companies such as Tenaris, Ovako, Stackpole and FormFlo.
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
Continued Dumping and Subsidy Offset Act (CDSOA)
The CDSOA provides for distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and people. The Company reported CDSOA receipts, net of expenses, of $10.2 million, $7.9 million and $87.9 million in 2008, 2007 and 2006, respectively.
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
In 2006, the U.S. Court of International Trade (CIT) ruled that the procedure for determining recipients eligible to receive CDSOA distributions is unconstitutional. In February 2009, the United States Court of Appeals for the Federal Circuit reversed the decision of the CIT. The Company is unable to determine, at this time, what the ultimate outcome of legislation regarding CDSOA will be.
There are a number of factors that can affect whether the Company receives any CDSOA distributions and the amount of such distributions in any year. These factors include, among other things, potential additional changes in the law, ongoing and potential additional legal challenges to the law and the administrative operation of the law. Accordingly, the Company cannot reasonably estimate the amount of CDSOA distributions it will receive in future years, if any. It is possible that CIT rulings might prevent the Company from receiving any CDSOA distributions in 2009 and beyond. Any reduction of CDSOA distributions would reduce our earnings and cash flow.
Joint Ventures
The balances related to investments accounted for under the equity method are reported in Other non-current assets on the Consolidated Balance Sheet, which were approximately $13.6 million and $14.4 million at December 31, 2008 and 2007, respectively.
During 2002, the Company’s Mobile Industries segment formed a joint venture, AGC, with Sanyo Special Steel Co., Ltd. (Sanyo) and Showa Seiko Co., Ltd. (Showa). AGC is engaged in the business of converting steel to machined rings for tapered bearings and other related products. The Company has been accounting for its investment in AGC under the equity method since AGC’s inception. During the third quarter of 2006, AGC refinanced its long-term debt of $12.2 million. The Company guaranteed half of this obligation. The Company concluded the refinancing represented a reconsideration event to evaluate whether AGC was a variable interest entity under FIN 46 (revised December 2003). The Company concluded that AGC was a variable interest entity and the Company was the primary beneficiary. Therefore, the Company consolidated AGC, effective September 30, 2006. At December 31, 2008, net assets of AGC were $2.9 million, primarily consisting of the following: inventory of $6.0 million; property, plant and equipment of $22.2 million; short-term and long-term debt of $18.2 million; and other non-current liabilities of $7.4 million. All of AGC’s assets are collateral for its obligations. Except for AGC’s indebtedness for which the Company is a guarantor, AGC’s creditors have no recourse to the general credit of the Company.

Backlog
The backlog of orders of Timken’s domestic and overseas operations is estimated to have been $2.2 billion at December 31, 2008 and $2.5 billion at December 31, 2007. Actual shipments are dependent upon ever-changing production schedules of the customer. Accordingly, Timken does not believe that its backlog data and comparisons thereof, as of different dates, are reliable indicators of future sales or shipments.
Raw Materials
The principal raw materials used by Timken in its North American bearing plants to manufacture bearings are its own steel tubing and bars, purchased strip steel and energy resources. Outside North America, the Company purchases raw materials from local sources with whom it has worked closely to ensure steel quality according to its demanding specifications.
The principal raw materials used by Timken in steel manufacturing are scrap metal, nickel and other alloys. The availability and prices of raw materials and energy resources are subject to curtailment or change due to, among other things, new laws or regulations, changes in demand levels, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels. For example, the weighted average price of scrap metal increased 7.9% from 2005 to 2006, increased 14.7% from 2006 to 2007, and increased 56.2% from 2007 to 2008. Prices for raw materials and energy resources continue to remain high compared to historical levels.
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
In addition, Timken’s business groups operate several technology centers for product excellence within the United States in Mesa, Arizona, Canton, Ohio and Keene and Lebanon, New Hampshire. Through the 2007 acquisition of The Purdy Corporation, Timken has gained additional competence at a center in Manchester, Connecticut. Within Europe, technology is developed in Ploiesti, Romania; Colmar, France; Halle-Westfallen, Germany; and Brno, Czech Republic. In Asia, the Company supports related technical capabilities in Bangalore, India.
The Company’s technology commitment is to develop new and improved friction management and power transmission product designs with a heavy influence in related steel materials and lean manufacturing processes.
Expenditures for research, development and application amounted to approximately $61.6 million, $60.5 million, and $67.9 million in 2008, 2007 and 2006, respectively. Of these amounts, $5.1 million, $6.2 million and $8.0 million, respectively, were funded by others.

Environmental Matters
The Company continues its efforts to protect the environment and comply with environmental protection laws. Additionally, it has invested in pollution control equipment and updated plant operational practices. The Company is committed to implementing a documented environmental management system worldwide and to becoming certified under the ISO 14001 standard where appropriate to meet or exceed customer requirements. By the end of 2008, 28 of the Company’s plants had obtained ISO 14001 certification.
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
Employment
At December 31, 2008, Timken had 25,662 associates. Approximately 19% of Timken’s U.S. associates are covered under collective bargaining agreements.
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

Item 1A: Risk Factors
The following are certain risk factors that could affect our business, financial condition and results of operations. The risks that are highlighted below are not the only ones that we face. These risk factors should be considered in connection with evaluating forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause our actual results and financial condition to differ materially from those projected in forward-looking statements. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected.
The bearing industry is highly competitive, and this competition results in significant pricing pressure for our products that could affect our revenues and profitability.
The global bearing industry is highly competitive. We compete with domestic manufacturers and many foreign manufacturers of anti-friction bearings, including SKF Group, Schaeffler Group, NTN Corporation, JTEKT Corporation and NSK Ltd. The bearing industry is also capital intensive and profitability is dependent on factors such as labor compensation and productivity and inventory management, which are subject to risks that we may not be able to control. Due to the competitiveness within the bearing industry, we may not be able to increase prices for our products to cover increases in our costs and, in many cases, we may face pressure from our customers to reduce prices, which could adversely affect our revenues and profitability. In addition, our customers may choose to purchase products from one of our competitors rather than pay the prices we seek for our products, which could adversely affect our revenues and profitability.
Competition and consolidation in the steel industry, together with potential global overcapacity, could result in significant pricing pressure for our products.
Competition within the steel industry, both domestically and worldwide, is intense and is expected to remain so. Global production overcapacity has occurred in the past and may reoccur in the future, which would exert downward pressure on domestic steel prices and result in, at times, a dramatic narrowing, or with many companies the elimination, of gross margins. High levels of steel imports into the United States could exacerbate this pressure on domestic steel prices. In addition, many of our competitors are continuously exploring and implementing strategies, including acquisitions and the addition or repositioning of capacity, which focus on manufacturing higher margin products that compete more directly with our steel products. These factors could lead to significant downward pressure on prices for our steel products, which could have a material adverse effect on our revenues and profitability.
Changes in global economic conditions, weakness in any of the industries in which our customers operate or changes in financial markets, could adversely impact our revenues and profitability by reducing demand and margins.
Our results of operations are materially affected by the conditions in the global economy generally and in global capital markets. The current global economic downturn has caused extreme volatility in the capital markets and in the end markets in which our customers operate. Our revenues may be negatively affected by changes in customer demand, changes in the product mix and negative pricing pressure in the industries in which we operate. Margins in those industries are highly sensitive to demand cycles, and our customers in those industries historically have tended to delay large capital projects, including expensive maintenance and upgrades, during economic downturns. As a result, our revenues and earnings are impacted by overall levels of industrial production.
Our results of operations can be materially affected by the conditions in the global financial markets. If an end user cannot obtain financing to purchase our products, either directly or indirectly contained in machinery or equipment, demand for our products will be reduced, which could have a material adverse effect on our financial condition and earnings.
Certain automotive industry companies have recently experienced significant financial downturns. In 2008, we increased our reserve for accounts receivable relating to our automotive industry customers. If any of our automotive industry customers becomes insolvent or files for bankruptcy, our ability to recover accounts receivable from that customer would be adversely affected and any payment we received in the preference period prior to a bankruptcy filing may be potentially recoverable by the bankruptcy estate. In addition, financial instability of certain companies that participate in the automotive industry supply chain could disrupt production in the industry. A disruption of production in the automotive industry could have a material adverse effect on our financial condition and earnings.

We may not be able to realize the anticipated benefits from, or successfully execute, Project O.N.E.
During 2005, we began implementing Project O.N.E., a multi-year program designed to improve business processes and systems to deliver enhanced customer service and financial performance. During the second quarter of 2007, we completed the first major U.S. implementation of Project O.N.E. During the second quarter of 2008, we completed the installation of Project O.N.E. in additional U.S. operations and a major portion of our European operations. We may not be able to efficiently operate our business after the implementation of Project O.N.E., which could have a material adverse effect on our business and financial performance and could impede our ability to realize the anticipated benefits from this program. If we are not able to successfully operate our business after implementation of this program, we may lose the ability to schedule production, receive orders, ship product, track inventory and prepare financial statements. Our future success will depend, in part, on our ability to improve our business processes and systems. We may not be able to successfully do so without substantial costs, delays or other difficulties. We may face significant challenges in improving our processes and systems in a timely and efficient manner.
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
We require substantial amounts of raw materials, including scrap metal and alloys and natural gas to operate our business. Many of our customer contracts contain surcharge pricing provisions. The surcharges are tied to a widely-available market index for that specific raw material. Many of the widely-available raw material market indices have recently experienced wide fluctuations. Any change in a raw material market index could materially affect our revenues. Any change in the relationship between the market indices and our underlying costs could materially affect our earnings. Any change in our projected year-end input costs could materially affect our LIFO inventory valuation method and earnings.
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
In our business, we are exposed to warranty and product liability claims. In addition, we may be required to participate in the recall of a product. A successful warranty or product liability claim against us, or a requirement that we participate in a product recall, could have a material adverse effect on our earnings.

The failure to achieve the anticipated results of our restructuring, rationalization and realignment initiatives could materially affect our earnings.
In 2005, we refined our plans to rationalize our Canton bearing operations. During 2005, we announced plans for our Automotive Group (now part of our Mobile Industries segment) to restructure its business and improve performance. In response to reduced production demand from North American automotive manufacturers, in September 2006, we announced further planned reductions in our Mobile Industries workforce. In August 2007, we announced the realignment of our operations. We will now operate under two major business groups: the Steel Group and the Bearings and Power Transmission Group.
The Canton bearing operations and the Mobile Industries segment initiatives are each targeted to deliver annual pretax savings, assuming certain amounts of costs. The failure to achieve the anticipated results of any of these plans, including our targeted costs and annual savings, could materially adversely affect our earnings. In addition, increases in other costs and expenses may offset any cost savings from these efforts.
We may incur further impairment and restructuring charges that could materially affect our profitability.
We have taken approximately $144.2 million in impairment and restructuring charges, during the last four years, for the Canton bearing operations, Mobile Industries segment and Bearings and Power Transmission Group initiatives. We expect to take additional charges in connection with the Canton bearing operations and Mobile Industries segment initiatives. Continued weakness in business or economic conditions, or changes in our business strategy, may result in additional restructuring programs and may require us to take additional charges in the future, which could have a material adverse effect on our earnings.
Any reduction of CDSOA distributions in the future would reduce our earnings and cash flows.
The CDSOA provides for distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and people. The Company reported CDSOA receipts, net of expenses, of $10.2 million, $7.9 million and $87.9 million in 2008, 2007 and 2006, respectively. In February 2006, U.S. legislation was enacted that would end CDSOA distributions for imports covered by antidumping duty orders entering the United States after September 30, 2007. Instead, any such antidumping duties collected would remain with the U.S. Treasury. This legislation is expected to reduce any distributions in years beyond 2008, with distributions eventually ceasing.
In separate cases in July and September 2006, the U.S. Court of International Trade (CIT) ruled that the procedure for determining recipients eligible to receive CDSOA distributions is unconstitutional. In February 2009, the United States Court of Appeals for the Federal Circuit reversed the decision of the CIT. The Company is unable to determine, at this time, what the ultimate outcome of litigation regarding CDSOA will be.
There are a number of other factors that can affect whether the Company receives any CDSOA distributions and the amount of such distributions in any year. These factors include, among other things, potential additional changes in the law, other ongoing and potential additional legal challenges to the law, and the administrative operation of the law. It is possible that CIT rulings might prevent us from receiving any CDSOA distributions in 2009 and beyond. Any reduction of CDSOA distributions would reduce our earnings and cash flow.
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
Underfunding of our defined benefit and other postretirement plans has caused and may in the future cause a significant reduction in our shareholders’ equity.
Due primarily to negative asset returns for our defined benefit pension plans in 2008 and a change in accounting standards in 2006, we were required to record total reductions, net of income taxes, against our shareholders’ equity of $398 million in 2008 and $276 million in 2006. In the future, we may be required to record additional charges related to pension and other postretirement liabilities as a result of asset returns, discount rate changes or other actuarial adjustments, and these charges may be significant.

The underfunded status of our pension plans may require large contributions which may divert funds from other uses.
The increase in our defined benefit pension obligations, as well as our ongoing practice of managing our funding obligations over time, may require us to make large contributions to our pension plans. We made cash contributions of approximately $1 million, $80 million and $243 million in 2008, 2007 and 2006, respectively, to our U.S.-based pension plans and currently expect to make cash contributions of approximately $70 million in 2009 to such plans. However, we cannot predict whether changing economic conditions, the future performance of assets in the plans, or other factors will lead us or require us to make contributions in excess of our current expectations, diverting funds we would otherwise apply to other uses.
Our defined benefit plans’ assets and liabilities are substantial and expenses and contributions related to those plans are affected by factors outside our control, including the performance of plan assets, interest rates, actuarial data and experience, and changes in laws and regulations.
Our defined benefit plan had assets with an estimated value of approximately $1.8 billion and liabilities with an estimated value of approximately $2.6 billion, both as of December 31, 2008. Our future expense and funding obligations for the defined benefit pension plans depend upon a number of factors, including the level of benefits provided for by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine the discount rate to calculate the amount of liabilities, actuarial data and experience, and any changes in government laws and regulations. In addition, if the various investments held by our pension trusts do not perform as expected or the liabilities increase as a result of discount rate and other actuarial changes, our pension expense and required contributions would increase and, as a result, could materially adversely affect our business. Due to the value of our defined benefit plan assets and liabilities, even a minor decrease in interest rates, to the extent not offset by contributions or asset returns, could increase our obligations under such plans. We may be legally required to make contributions to the pension plans in the future in excess of our current expectations, and those contributions could be material.
Work stoppages or similar difficulties could significantly disrupt our operations, reduce our revenues and materially affect our earnings.
The collective bargaining agreement covering substantially all of our hourly employees in the Canton, Ohio bearing and steel plants expires in September, 2009. A work stoppage at one or more of our facilities could have a material adverse effect on our business, financial condition and results of operations. Also, if one or more of our customers were to experience a work stoppage, that customer would likely halt or limit purchases of our products, which could have a material adverse effect on our business, financial condition and results of operations.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Timken has manufacturing facilities at multiple locations in the United States and in a number of countries outside the United States. The aggregate floor area of these facilities worldwide is approximately 14,527,000 square feet, all of which, except for approximately 1,429,000 square feet, is owned in fee. The facilities not owned in fee are leased. The buildings occupied by Timken are principally made of brick, steel, reinforced concrete and concrete block construction. All buildings are in satisfactory operating condition in which to conduct business.
Timken’s Mobile Industries and Process Industries segments’ manufacturing facilities in the United States are located in Bucyrus, Canton and Niles, Ohio; Cairo, Sylvania, Ball Ground and Dahlonega, Georgia; Carlyle, Illinois; South Bend, Indiana; Lenexa, Kansas; Randleman, Iron Station, North Carolina; Gaffney, Union, Honea Path and Walhalla, South Carolina; Pulaski and Knoxville, Tennessee; Ogden, Utah; and Altavista, Virginia. These facilities, including research facilities in Canton, Ohio and Greenville, South Carolina, and warehouses at plant locations, have an aggregate floor area of approximately 5,412,000 square feet.
Timken’s Mobile Industries and Process Industries manufacturing plants outside the United States are located in Benoni, South Africa; Villa Carcina, Italy; Colmar, Vierzon, Maromme and Moult, France; Northampton and Willenhall, England; Bilbao, Spain; Halle-Westfallen, Germany; Olomouc, Czech Republic; Ploiesti, Romania; Mexico City, Mexico; Sao Paulo and Belo Horizonte, Brazil; Singapore, Singapore; Jamshedpur and Chennai, India; Sosnowiec, Poland; St. Thomas and Bedford, Canada; and Yantai and Wuxi, China. These facilities, including warehouses at plant locations, have an aggregate floor area of approximately 4,408,000 square feet.
Timken’s Aerospace and Defense manufacturing facilities in the United States are located in Gilbert, Mesa and Tucson, Arizona; Los Alamitos, California; Manchester, Connecticut; Keene and Lebanon, New Hampshire; New Philadelphia, Ohio; and Rutherfordton, North Carolina. These facilities, including warehouses at plant locations, have an aggregate floor area of approximately 1,060,000 square feet.
Timken’s Aerospace and Defense manufacturing facilities outside the United States are located in Wolverhampton, England; Medemblik, The Netherlands; and Chengdu, China. These facilities, including warehouses at plant locations, have an aggregate floor area of approximately 188,000 square feet.
Timken’s Steel Group’s manufacturing facilities in the United States are located in Canton and Eaton, Ohio; Columbus, North Carolina; and Houston, Texas. These facilities have an aggregate floor area of approximately 3,459,000 square feet.
In addition to the manufacturing and distribution facilities discussed above, Timken owns warehouses and steel distribution facilities in the United States, United Kingdom, France, Singapore, Mexico, Argentina, Australia, Brazil, Germany and China, and leases several relatively small warehouse facilities in cities throughout the world.
The plant utilization for the Mobile Industries segment was between approximately 70% and 80% in 2008, lower than 2007. The plant utilization for the Process Industries segment was between 85% and 95% in 2008, higher than 2007. The plant utilization for the Aerospace and Defense segment was between approximately 80% and 90% in 2008, the same as 2007. Finally, the Steel segment plant utilization was between approximately 80% and 90% in 2008, lower than 2007.
Item 3. Legal Proceedings
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

Item 4A. Executive Officers of the Registrant
The executive officers are elected by the Board of Directors normally for a term of one year and until the election of their successors. All executive officers have been employed by Timken or by a subsidiary of the Company during the past five-year period. The executive officers of the Company as of February 24, 2009 are as follows:

Name	Age	Current Position and Previous Positions During Last Five Years
Ward J. Timken, Jr.	41	2004	Executive Vice President and President - Steel Group; Director
		2005	Chairman of the Board

James W. Griffith	55	2002	President and Chief Executive Officer; Director

Michael C. Arnold	52	2000	President – Industrial Group
		2007	Executive Vice President and President – Bearings & Power Transmission

William R. Burkhart	43	2000	Senior Vice President and General Counsel

Glenn A. Eisenberg	47	2002	Executive Vice President – Finance and Administration

J. Ted Mihaila	54	2000	Controller, Industrial Group
		2006	Senior Vice President and Controller

Salvatore J. Miraglia, Jr.	58	2000	Senior Vice President – Technology
		2005	President – Steel Group

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the New York Stock Exchange under the symbol “TKR.” The estimated number of record holders of the Company’s common stock at December 31, 2008 was 6,114. The estimated number of beneficial shareholders at December 31, 2008 was 47,742.
The following table provides information about the high and low sales prices for the Company’s common stock and dividends paid for each quarter for the last two fiscal years.

	2008			2007
	Stock prices		Dividends	Stock prices		Dividends
	High	Low	per share	High	Low	per share
First quarter	$33.16	$25.82	$0.17	$30.79	$27.43	$0.16

Second quarter	$38.74	$29.52	$0.17	$36.73	$30.35	$0.16

Third quarter	$37.46	$24.22	$0.18	$38.25	$30.63	$0.17

Fourth quarter	$28.73	$10.96	$0.18	$38.78	$28.95	$0.17

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (continued)
Assumes $100 invested on January 1, 2004, in Timken Common Stock, S&P 500 Index and Peer Index.

	2004	2005	2006	2007	2008

Timken	$132.68	$166.85	$155.13	$178.36	$109.83
S&P 500	110.88	116.32	134.69	142.09	89.52
80% Bearing/20% Steel	128.69	192.57	258.70	263.18	125.28
The line graph compares the cumulative total shareholder returns over five years for The Timken Company, the S&P 500 Stock Index, and a peer index that proportionally reflects Timken’s two principal businesses. The S&P Steel Index comprises the steel portion of the peer index. This index is comprised of AK Steel, Allegheny Technologies, Nucor and US Steel. The remaining portion of the peer index is a self constructed bearing index that consists of five companies. These five companies are Kaydon, JTETK (formerly Koyo Seiko), NSK, NTN and SKF Group. The last four are non-US bearing companies that are based in Japan (JTETK, NSK, NTN), and Sweden (SKF Group).

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (continued)
Issuer Purchases of Common Stock:
The following table provides information about purchases by the Company during the quarter ended December 31, 2008 of its common stock.

			Total number	Maximum
			of shares	number of
			purchased as	shares that
			part of publicly	may yet
	Total number	Average	announced	be purchased
	of shares	price paid	plans or	under the plans
Period	purchased(1)	per share(2)	programs	or programs(3)

10/1/08 - 10/31/08	64	$21.51	—	4,000,000
11/1/08 - 11/30/08	155	16.20	—	4,000,000
12/1/08 - 12/31/08	1,061	16.70	—	4,000,000

Total	1,280	$16.88	—	4,000,000

(1)	Represents shares of the Company’s common stock that are owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares and the exercise of stock options.

(2)	For restricted shares, the average price paid per share is calculated using the daily high and low of the Company’s common stock as quoted on the New York Stock Exchange at the time of vesting. For stock options price paid is the real trading stock price at the time the options are exercised.

(3)	Pursuant to the Company’s 2006 common stock purchase plan, the Company may purchase up to four million shares of common stock at an amount not to exceed $180 million in the aggregate. The Company may purchase shares under its 2006 common stock purchase plan until December 31, 2012.

Item 6. Selected Financial Data
Summary of Operations and Other Comparative Data

	2008	2007	2006	2005	2004
(Dollars in thousands, except per share data)
Statements of Income
Net Sales	$5,663,660	$5,236,020	$4,973,365	$4,823,167	$4,287,197

Gross profit	1,241,469	1,053,834	1,005,094	999,957	824,376
Selling, administrative and general expenses	724,987	695,283	677,342	646,904	575,910
Impairment and restructuring charges	64,383	40,378	44,881	26,093	13,538
(Gain) loss on divestitures	(8)	528	64,271	—	—
Operating income	452,107	317,645	218,600	326,960	234,928
Other income (expense) — net	12,452	251	80,416	67,726	12,100
Earnings before interest and taxes (EBIT) (1)	464,559	317,896	299,016	394,686	247,028
Interest expense	44,934	42,684	49,387	51,585	50,834
Income from continuing operations	267,670	219,389	176,439	233,656	134,046
Income from discontinued operations, net of income taxes	—	665	46,088	26,625	1,610
Net income	$267,670	$220,054	$222,527	$260,281	$135,656

Balance Sheets
Inventories — net	$1,145,695	$1,087,712	$952,310	$900,294	$799,717
Property, plant and equipment — net	1,743,866	1,722,081	1,601,559	1,474,074	1,508,598
Total assets	4,536,050	4,379,237	4,027,111	3,993,734	3,942,909
Total debt:
Short-term debt	91,482	108,370	40,217	63,437	157,417
Current portion of long-term debt	17,108	34,198	10,236	95,842	1,273
Long-term debt	515,250	580,587	547,390	561,747	620,634

Total debt:	623,840	723,155	597,843	721,026	779,324
Net debt:
Total debt	623,840	723,155	597,843	721,026	779,324
Less: cash and cash equivalents	(116,306)	(30,144)	(101,072)	(65,417)	(50,967)

Net debt: (2)	507,534	693,011	496,771	655,609	728,357
Total liabilities	2,895,753	2,418,568	2,550,931	2,496,667	2,673,061
Shareholders’ equity	$1,640,297	$1,960,669	$1,476,180	$1,497,067	$1,269,848
Capital:
Net debt	507,534	693,011	496,771	655,609	728,357
Shareholders’ equity	1,640,297	1,960,669	1,476,180	1,497,067	1,269,848

Net debt + shareholders’ equity (capital)	2,147,831	2,653,680	1,972,951	2,152,676	1,998,205

Other Comparative Data
Income from continuing operations/Net sales	4.7%	4.2%	3.5%	4.8%	3.1%
EBIT /Net sales	8.2%	6.1%	6.0%	8.2%	5.8%
Return on equity (3)	16.3%	11.2%	12.0%	15.6%	10.6%
Net sales per associate (4)	$222.8	$207.0	$191.5	$186.7	$170.0
Capital expenditures	$271,776	$313,921	$296,093	$217,411	$143,781
Depreciation and amortization	$230,994	$218,353	$196,592	$209,656	$201,173
Capital expenditures /Net sales	4.8%	6.0%	6.0%	4.5%	3.4%
Dividends per share	$0.70	$0.66	$0.62	$0.60	$0.52
Basic earnings per share — continuing operations (5)	$2.80	$2.32	$1.89	$2.55	$1.49
Diluted earnings per share — continuing operations (5)	$2.78	$2.29	$1.87	$2.52	$1.48
Basic earnings per share (6)	$2.80	$2.33	$2.38	$2.84	$1.51
Diluted earnings per share (6)	$2.78	$2.30	$2.36	$2.81	$1.49
Net debt to capital (2)	23.6%	26.1%	25.2%	30.5%	36.5%
Number of associates at year-end (7)	25,662	25,175	25,418	26,528	25,128
Number of shareholders (8)	47,742	49,012	42,608	54,514	42,484

(1)	EBIT is defined as operating income plus other income (expense) — net.

(2)	The Company presents net debt because it believes net debt is more representative of the Company’s indicative financial position due to temporary changes in cash and cash equivalents.

(3)	Return on equity is defined as income from continuing operations divided by ending shareholders’ equity.

(4)	Based on average number of associates employed during the year.

(5)	Based on average number of shares outstanding during the year.

(6)	Based on average number of shares outstanding during the year and includes discontinued operations for all periods presented.

(7)	Adjusted to exclude Latrobe Steel for all periods.

(8)	Includes an estimated count of shareholders having common stock held for their accounts by banks, brokers and trustees for benefit plans.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Introduction
The Timken Company is a leading global manufacturer of highly engineered anti-friction bearings and assemblies, high-quality alloy steels and aerospace power transmission systems, as well as a provider of related products and services. Beginning with the first quarter of 2008, the Company began operating under two business groups: the Steel Group and the Bearings and Power Transmission Group. The Bearings and Power Transmission Group is composed of three operating segments: (1) Mobile Industries, (2) Process Industries and (3) Aerospace and Defense. These three operating segments and the Steel Group comprise the Company’s four reportable segments. Segment results for 2007 and 2006 have been reclassified to conform to the 2008 presentation of segments.
The Mobile Industries segment provides bearings, power transmission components and related products and services. Customers of the Mobile Industries segment include original equipment manufacturers and suppliers for passenger cars, light trucks, medium and heavy-duty trucks, rail cars, locomotives and agricultural, construction and mining equipment. Customers also include aftermarket distributors of automotive products. The Company’s strategy for the Mobile Industries segment is to improve financial performance by allocating assets to serve the most attractive market sectors and restructuring or exiting those businesses where adequate returns can not be achieved over the long-term.
The Process Industries segment provides bearings, power transmission components and related products and services. Customers of the Process Industries segment include original equipment manufacturers of power transmission, energy and heavy industries machinery and equipment, including rolling mills, cement and aggregate processing equipment, paper mills, sawmills, printing presses, cranes, hoists, drawbridges, wind energy turbines, gear drives, drilling equipment, coal conveyors and crushers and food processing equipment. Customers also include aftermarket distributors of products other than those for steel and automotive applications. The Company’s strategy for the Process Industries segment is to pursue growth in selected industrial market sectors and in the aftermarket and to achieve a leadership position in Asia. The Company has been increasing large-bore bearing capacity in Romania, China, India and the United States to serve heavy industrial market sectors. The Process Industries segment began to benefit from this increase in large-bore bearing capacity during the latter part of 2007. In December 2007, the Company announced the establishment of a joint venture, Timken XEMC (Hunan) Bearings Co., Ltd., in China, to manufacture ultra-large-bore bearings for the growing Chinese wind energy market. In October 2008, the joint venture broke ground on a new wind energy plant to be built in China. Bearings produced at this facility are expected to be available in 2010. In April 2008, the Process Industries segment began shipping product from its new industrial bearing plant in Chennai, India. In October 2008, the Company announced that it would expand production at its Tyger River facility in Union, South Carolina to make ultra-large-bore bearings to serve wind-turbine manufacturers in North America.
The Aerospace and Defense segment manufactures bearings, helicopter transmission systems, rotor head assemblies, turbine engine components, gears and other precision flight-critical components for commercial and military aviation applications. The Aerospace and Defense segment also provides aftermarket services, including repair and overhaul of engines, transmissions and fuel controls, as well as aerospace bearing repair and component reconditioning. In addition, the Aerospace and Defense segment also manufactures bearings for original equipment manufacturers of health and positioning control equipment. The Company’s strategy for the Aerospace and Defense segment is to: (1) grow the businesses by adding power transmission parts, assemblies and services, utilizing a platform approach; (2) develop new aftermarket channels; and (3) add core bearing capacity through manufacturing initiatives in North America and China. In October 2007, the Company completed the acquisition of the assets of The Purdy Corporation (Purdy), located in Manchester, Connecticut. This acquisition further expands the growing range of power-transmission products and capabilities that the Company provides to aerospace customers. In addition, the Company opened a new aerospace precision products manufacturing facility in China in April 2008. In November 2008, the Company completed the acquisition of the assets of EXTEX Ltd. (EXTEX), located in Gilbert, Arizona. EXTEX is a leading designer and marketer of high-quality replacement engine parts for the aerospace aftermarket.
The Steel segment manufactures more than 450 grades of carbon and alloy steel, which are produced in both solid and tubular sections with a variety of lengths and finishes. The Steel segment also manufactures custom-made steel products for both industrial and automotive applications. The Company’s strategy for the Steel segment is to focus on opportunities where the Company can offer differentiated capabilities while driving profitable growth. In January 2007, the Company announced plans to invest approximately $60 million to enable the Company to competitively produce steel bars down to 1-inch diameter for use in power transmission and friction management applications for a variety of customers, including the automotive transplants. The new bar mill officially became operational during the fourth quarter of 2008. During the first quarter of 2007, the Company added a new induction heat-treat line in Canton, Ohio, which increased capacity and enabled the Company to provide differentiated product to more customers in its global energy markets. In February 2008, the Company completed the acquisition of the assets of Boring Specialties, Inc. (BSI), a provider of a wide range of precision deep-hole oil and gas drilling and extraction products and services.

Financial Overview
2008 compared to 2007
Overview:

	2008	2007	$ Change	% Change
(Dollars in millions, except earnings per share)
Net sales	$5,663.7	$5,236.0	$427.7	8.2%
Income from continuing operations	267.7	219.4	48.3	22.0%
Income from discontinued operations	—	0.7	(0.7)	(100.0)%
Net income	267.7	220.1	47.6	21.6%
Diluted earnings per share:
Continuing operations	$2.78	$2.29	$0.49	21.4%
Discontinued operations	—	0.01	(0.01)	(100.0)%
Net income per share	$2.78	$2.30	$0.48	20.9%
Average number of shares — diluted	96,272,763	95,612,235	—	0.7%

The Timken Company reported net sales for 2008 of $5.66 billion, compared to $5.24 billion in 2007, an increase of 8.2%. The increase in sales was primarily driven by higher surcharges to recover historically high raw material costs and improved pricing, as well as strong demand in global industrial markets, acquisitions and foreign currency translation, partially offset by weaker automotive demand. For 2008, net income per diluted share was $2.78, compared to $2.30 for 2007. Income from continuing operations per diluted share was $2.78 for 2008, compared to $2.29 for 2007.
The Company’s results for 2008 reflect the strength of global industrial markets, increased raw material surcharges, improved pricing, favorable sales mix and the favorable impact from acquisitions, partially offset by higher raw material costs and related LIFO expense, as well as higher manufacturing and logistics costs. Additionally, the Company’s results for 2008 also reflect higher restructuring and impairment charges for 2008, compared to 2007, primarily the result of a pretax goodwill impairment charge of $48.8 million in the Company’s Mobile Industries segment. Results for 2008 also reflect income from the sale of the Company’s seamless steel tube manufacturing facility located in Desford, England. The Company recognized a pretax gain of $20.4 million on the sale of this facility. The Company’s results for 2007 also reflect a lower tax rate primarily due to favorable adjustments to the Company’s accruals for uncertain tax positions.
On April 1, 2008, the Company completed the next installation of Project O.N.E. for the majority of the Company’s remaining domestic operations and a major portion of its European operations. Project O.N.E. is a multi-year program, which began in 2005, designed to improve the Company’s business processes and systems. The Company expects to invest approximately $210 million to $220 million, which includes internal and external costs, to implement Project O.N.E. As of December 31, 2008, the Company has incurred costs of approximately $196.0 million, of which approximately $113.5 million have been capitalized to the Consolidated Balance Sheet. During 2007, the Company completed the installation of Project O.N.E. for a major portion of its domestic operations. With the completion of the April 2008 installation of Project O.N.E., approximately 75% of the Bearings and Power Transmission Group’s global sales flow through the new system.
Outlook

The Company’s outlook for 2009 reflects a deteriorating global economic climate that is expected to last throughout the year, impacting most of the Company’s market sectors. Lower sales, compared to 2008, are expected in all business segments except for the Aerospace and Defense segment. A large portion of the decrease in Steel segment sales is expected to be due to significantly lower surcharges to recover raw material costs, which were at historically high levels during the middle of 2008, but declined significantly by the end of 2008. The Company’s results will reflect lower margins as a result of the lower volume and surcharges, partially offset by improved pricing, lower raw material costs and lower selling, administrative and general expenses. The Company expects to continue to take actions to properly align its business with current market demand.
From a liquidity standpoint, the Company expects to continue to generate cash from operations in 2009 as working capital management improves. In addition, the Company expects to decrease capital expenditures by approximately 25% in 2009, compared to 2008. However, pension contributions are expected to increase to approximately $90 million in 2009, compared to $22 million in 2008, primarily due to recent negative asset returns in the Company’s defined benefit pension plans during 2008.

The Statement of Income
Sales by Segment:

	2008	2007	$ Change	% Change
(Dollars in millions, and exclude intersegment sales)
Mobile Industries	$2,264.2	$2,426.7	$(162.5)	(6.7)%
Process Industries	1,274.4	1,080.9	193.5	17.9%
Aerospace and Defense	431.1	313.3	117.8	37.6%
Steel	1,694.0	1,415.1	278.9	19.7%

Total Company	$5,663.7	$5,236.0	$427.7	8.2%

Net sales for 2008 increased $427.7 million, or 8.2%, compared to 2007, primarily due to higher steel surcharges, improved pricing across all segments and favorable sales mix of approximately $535 million, the favorable impact from acquisitions of approximately $115 million and the effect of currency-rate changes of approximately $65 million, partially offset by lower volume of approximately $235 million and the impact of the closure of the Company’s seamless steel tube manufacturing facility located in Desford, England of approximately $40 million. The favorable impact from acquisitions was due to the acquisitions of Purdy, BSI and EXTEX. Higher volume across most market sectors, particularly off-highway, energy, aerospace and heavy industry, was more than offset by lower demand from North American light-vehicle customers.
Gross Profit:

	2008	2007	$ Change	Change
(Dollars in millions)
Gross profit	$1,241.5	$1,053.8	$187.7	17.8%
Gross profit % to net sales	21.9%	20.1%	—	180	bps
Rationalization expenses included in cost of products sold	$4.2	$31.3	$(27.1)	(86.6)%

Gross profit margins increased in 2008, compared to 2007, as a result of higher surcharges, improved pricing and favorable sales mix of approximately $535 million, lower rationalization expenses of $27 million and the favorable impact of acquisitions of $20 million, partially offset by higher raw material costs and related LIFO expense of approximately $300 million, the unfavorable impact of lower overall volume of $50 million and higher logistics costs of approximately $30 million.
In 2008, rationalization expenses of $4.2 million included in cost of products sold primarily related to certain Mobile Industries’ domestic manufacturing facilities, the continued rationalization of Process Industries’ Canton, Ohio bearing facilities and the closure of the Company’s seamless steel tube manufacturing operations located in Desford, England. In 2007, rationalization expenses of $31.3 million included in cost of products sold primarily related to certain Mobile Industries’ domestic manufacturing facilities, the closure of the Company’s seamless steel tube manufacturing operations located in Desford, England, the eventual closure of the Company’s manufacturing operations located in Sao Paulo, Brazil and the continued rationalization of the Process Industries’ Canton, Ohio bearing facilities. Rationalization expenses in 2008 and 2007 primarily included accelerated depreciation on assets and relocation of equipment. The significant decrease in rationalization expenses in 2008, compared to 2007, was primarily due to the completion of the closure of the Company’s seamless steel tube manufacturing operations in Desford, England in April 2007 and the closure of the Company’s manufacturing facility in Clinton, South Carolina in October 2007.
Selling, Administrative and General Expenses:

	2008	2007	$ Change	Change
(Dollars in millions)
Selling, administrative and general expenses	$725.0	$695.3	$29.7	4.3%
Selling, administrative and general expenses % to net sales	12.8%	13.3%	—	(50	) bps
Rationalization expenses included in selling, administrative and general expenses	$1.5	$3.2	$(1.7)	(53.1)%

The increase in selling, administrative and general expenses of $29.7 million in 2008, compared to 2007, was primarily due to an increase in the allowance for doubtful accounts of approximately $14 million, higher performance-based compensation of approximately $12 million and higher depreciation on capitalized Project O.N.E. costs of $9 million.
In 2008, the rationalization expenses included in selling, administrative and general expenses primarily related to the rationalization of Process Industries’ Canton, Ohio bearing facilities and costs associated with vacating the Torrington, Connecticut office complex. In 2007, the rationalization expenses included in selling, administrative and general expenses primarily related to Mobile Industries’ engineering facilities, the Process Industries’ Canton, Ohio bearing facilities and the closure of the Company’s seamless steel tube manufacturing operations located in Desford, England.

Impairment and Restructuring Charges:

	2008	2007	$ Change
(Dollars in millions)
Impairment charges	$51.8	$11.8	$40.0
Severance and related benefit costs	8.3	23.1	(14.8)
Exit costs	4.3	5.5	(1.2)

Total	$64.4	$40.4	$24.0

In 2008, impairment and restructuring charges were $58.8 million for the Mobile Industries segment, $3.8 million for the Process Industries segment, $1.5 million for the Steel segment and $0.3 million for Corporate. Corporate represents corporate administrative expenses that are not allocated to any of the reportable segments. In 2007, impairment and restructuring charges were $23.3 million for the Mobile Industries segment, $7.1 million for the Process Industries segment and $10.0 million for the Steel segment.
Workforce Reductions
In December 2008, the Company recorded $4.2 million in severance and related benefit costs to eliminate approximately 110 associates as a result of the current downturn in the economy and current and anticipated market demand. Of the $4.2 million charge, $2.0 million related to the Mobile Industries segment, $0.8 million related to the Process Industries segment, $1.1 million related to the Steel segment and $0.3 million related to Corporate.
Bearings and Power Transmission Reorganization
During the first quarter of 2008, the Company began to operate under two major business groups: the Steel Group and the Bearings and Power Transmission Group. The Bearings and Power Transmission Group is composed of three reportable segments: Mobile Industries, Process Industries and Aerospace and Defense. The organizational changes have streamlined operations and eliminated redundancies. The Company realized pretax savings of approximately $18 million in 2008 as a result of these changes. During 2008 and 2007, the Company recorded $2.5 million and $3.5 million, respectively, of severance and related benefit costs related to this initiative.
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
In September 2006, the Company announced further planned reductions in its Mobile Industries’ workforce. In March 2007, the Company announced the planned closure of its manufacturing facility in Sao Paulo, Brazil. However, the closure of the manufacturing facility in Sao Paulo, Brazil has been delayed temporarily to serve higher customer demand. The Company currently believes it will close this facility sometime before the end of 2010.
These plans were targeted to collectively deliver annual pretax savings of approximately $75 million, with expected net workforce reductions of approximately 1,300 to 1,400 positions and pretax costs of approximately $115 million to $125 million, which include restructuring costs and rationalization costs recorded in cost of products sold and selling, administrative and general expenses. Mobile Industries has incurred cumulative pretax costs of approximately $101.8 million as of December 31, 2008 for these plans. As of December 31, 2008, the Company has realized approximately $50 million in annual pretax savings for these plans. The Company now believes it will only realize annual pretax savings of approximately $55 million for these plans. The reduction in the savings to be delivered by these plans is lower than original estimates due to the reduced market activity as a result of the global recession compared to 2005 and 2006, when these plans were developed. Due to the delay in the closure of the manufacturing facility in Sao Paulo, Brazil, the Company expects to realize the remaining $5 million of annual pretax savings before the end of 2010, once this facility closes.
In 2008, the Company recorded $1.5 million of severance and related benefit costs, $1.1 million of exit costs and $1.0 million of impairment charges associated with the Mobile Industries’ restructuring and workforce reduction plans. Exit costs of $0.8 million recorded during 2008 were the result of environmental charges related to the planned closure of the manufacturing facility in Sao Paulo, Brazil. In 2007, the Company recorded $11.7 million of severance and related benefit costs, $2.5 million of exit costs and $1.6 million of impairment charges associated with the Mobile Industries’ restructuring and workforce reduction plans. Exit costs of $1.7 million recorded during 2007 were the result of environmental charges related to the planned closure of the manufacturing facility in Sao Paulo, Brazil.

The Company recorded an impairment charge of $48.8 million in 2008, representing the write-off of goodwill associated with the Mobile Industries segment. In accordance with Statement of Financial Accounting Standards No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets,” the Company is required to review goodwill and indefinite-lived intangibles for impairment annually. The Company performed this annual test during the fourth quarter of 2008 using an income approach (discounted cash flow model) and a market approach. As a result of the recent economic downturn, management’s forecasts of earnings and cash flow have declined significantly. The Company utilizes these forecasts for the income approach as part of the goodwill impairment review. As a result of the lower earnings and cash flow forecasts, the Company determined that the Mobile Industries segment could not support the carrying value of its goodwill. Refer to Note 8 — Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements for additional discussion.
In 2007, the Company recorded an impairment charge of $5.3 million related to an impairment of fixed assets at one of the Mobile Industries’ foreign entities as a result of the carrying value of these assets exceeding expected future cash flows due to the then-anticipated sale of this facility. In 2008, the Company recorded an additional impairment charge of $0.3 million related to this foreign entity. In 2008, the Company also recorded $0.9 million of environmental exit costs related to a former plant in Columbus, Ohio.
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
In 2008, the Company recorded exit costs of $1.8 million related to the Process Industries’ rationalization plans. The exit costs recorded during 2008 were primarily the result of environmental charges. In 2007, the Company recorded $4.8 million of impairment charges and $0.6 million of exit costs associated with the Process Industries’ rationalization plans. Including rationalization costs recorded in cost of products sold and selling, administrative and general expenses, the Process Industries segment has incurred cumulative pretax costs of approximately $36.4 million as of December 31, 2008 related to these rationalization plans. As of December 31, 2008, the Process Industries segment has recognized approximately $15 million in annual pretax savings.
Steel
In April 2007, the Company completed the closure of its seamless steel tube manufacturing facility located in Desford, England. The Company recorded approximately $0.4 million of exit costs in 2008, compared to $7.3 million of severance and related benefit costs and $2.4 million of exit costs during 2007, related to this action.
Rollforward of Restructuring Accruals:

	2008	2007

(Dollars in millions)
Beginning balance, January 1	$24.5	$32.0
Expense	12.6	28.6
Payments	(18.2)	(36.1)

Ending balance, December 31	$18.9	$24.5

The restructuring accrual at December 31, 2008 and 2007 is included in Accounts payable and other liabilities on the Consolidated Balance Sheet. The accrual at December 31, 2008 includes $11.1 million of severance and related benefits, with the remainder of the balance primarily representing environmental exit costs. Approximately half of the $11.1 million accrual relating to severance and related benefits is expected to be paid by the end of 2009, with the remainder paid before the end of 2010, pending the closure of the manufacturing facility in Sao Paulo, Brazil.
Loss on Divestitures:

	2008	2007	$ Change

(Dollars in millions)
Loss on Divestitures	$—	$0.5	$(0.5)

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

Interest Expense and Income:

	2008	2007	$ Change	% Change

(Dollars in millions)
Interest expense	$44.9	$42.7	$2.2	5.2%
Interest income	$6.0	$7.0	$(1.0)	(14.3)%

Interest expense for 2008 increased compared to 2007 due to higher average debt outstanding in 2008 compared to 2007. Interest income decreased for 2008 compared to 2007 due to lower average invested cash balances and lower interest rates.
Other Income and Expense:

	2008	2007	$ Change	% Change

(Dollars in millions)
CDSOA receipts, net of expenses	$10.2	$7.9	$2.3	29.1%

Other income (expense) – net:
Gain on divestitures of non-strategic assets	$19.5	$4.2	$15.3	NM
(Loss) gain on dissolution of subsidiaries	(0.4)	0.4	(0.8)	(200.0)%
Other	(16.9)	(12.2)	(4.7)	(38.5)%

Other income (expense) – net	$2.2	$(7.6)	$9.8	128.9%

The U.S. Continued Dumping and Subsidy Offset Act (CDSOA) receipts are reported net of applicable expenses. CDSOA provides for distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and people. In 2008, the Company received CDSOA receipts, net of expenses, of $10.2 million. In 2007, the Company received CDSOA receipts, net of expenses, of $7.9 million. Refer to Other Matters — Continued Dumping and Subsidy Offset Act (CDSOA) for additional discussion.
In 2008, the gain on divestitures of non-strategic assets primarily related to the sale of the Company’s seamless steel tube manufacturing facility located in Desford, England, which closed in April 2007. In February 2008, the Company completed the sale of this facility, resulting in a pretax gain of approximately $20.4 million. In 2007, the gain on divestitures of non-strategic assets primarily included a gain of $5.5 million on the sale of certain assets operated by the seamless steel tube facility located in Desford, England, partially offset by losses of $2.0 million recognized on the sale of assets at the Company’s bearing manufacturing facility in Clinton, South Carolina, which closed in October 2007.
For 2008, other expense primarily included $6.9 million of losses on the disposal of fixed assets, $6.4 million of foreign currency losses, $3.9 million of minority interests and $3.9 million of donations, partially offset by gains on equity investments of $1.4 million. For 2007, other expense primarily included $5.9 million of losses on the disposal of fixed assets, $3.6 million for minority interests, $3.0 million of donations and $1.3 million of losses from equity investments, partially offset by $1.3 million of foreign currency exchange gains.
Income Tax Expense:

	2008	2007	$ Change	Change

(Dollars in millions)
Income tax expense	$157.9	$62.9	$95.0	151.0%
Effective tax rate	37.1%	22.3%	—	1,480	bps

The increase in the effective tax rate for 2008, compared to 2007, was primarily due to a favorable discrete tax adjustment of $32.1 million in the first quarter of 2007 to recognize the benefits of a prior year tax position as a result of a change in tax law during the quarter, the goodwill impairment charge recorded in the fourth quarter of 2008 and higher U.S. state and local taxes in 2008. These increases were partially offset by the net impact of higher earnings in 2008 in certain foreign jurisdictions where the effective tax rate is less than 35%.

Discontinued Operations:

	2008	2007	$ Change	% Change

(Dollars in millions)
Gain on disposal, net of tax	$—	$0.7	$(0.7)	(100.0)%

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
Business Segments:
The primary measurement used by management to measure the financial performance of each segment is adjusted EBIT (earnings before interest and taxes, excluding the effect of amounts related to certain items that management considers not representative of ongoing operations such as impairment and restructuring, manufacturing rationalization and integration charges, one-time gains or losses on disposal of non-strategic assets, allocated receipts received or payments made under CDSOA and gains and losses on the dissolution of subsidiaries). Refer to Note 14 — Segment Information in the Notes to Consolidated Financial Statements for the reconciliation of adjusted EBIT by segment to consolidated income before income taxes.
Effective January 1, 2008, the Company began operating under new reportable segments. The Company’s four reportable segments are: Mobile Industries, Process Industries, Aerospace and Defense and Steel.
Mobile Industries Segment:

	2008	2007	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$2,264.2	$2,426.7	$(162.5)		(6.7)%
Adjusted EBIT	$16.5	$50.7	$(34.2)		(67.5)%
Adjusted EBIT margin	0.7%	2.1%	—	(140	) bps

The presentation below reconciles the changes in net sales of the Mobile Industries segment operations reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of currency exchange rates. The effects of currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period. The year 2007 represents the base year for which the effects of currency are measured; as a result, currency is assumed to be zero for 2007.

	2008	2007	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$2,264.2	$2,426.7	$(162.5)	(6.7)%
Currency	38.1	—	38.1	NM

Net sales, excluding the impact of currency	$2,226.1	$2,426.7	$(200.6)	(8.3)%

The Mobile Industries segment’s net sales, excluding the effects of currency-rate changes, decreased 8.3% in 2008, compared to 2007, primarily due to lower volume of approximately $300 million, partially offset by improved pricing, higher surcharges and favorable sales mix of approximately $100 million. The lower volume was primarily due to lower volume from the North American light-vehicle sector, including lower sales due to a strike at one of the Company’s customers during the first six months of 2008, partially offset by higher demand from heavy truck, off-highway and automotive aftermarket customers and favorable pricing. Adjusted EBIT was lower in 2008 compared to 2007, primarily due to the underutilization of manufacturing capacity as a result of lower volume of approximately $100 million, higher raw material costs and related LIFO expense of approximately $70 million and higher logistics costs of approximately $15 million. These decreases were partially offset by improved pricing, higher surcharges and favorable sales mix of approximately $100 million and the favorable impact of restructuring of approximately $40 million. In reaction to the current and anticipated lower demand, the Mobile Industries segment reduced total employment levels by approximately 2,000 positions in 2008 and temporarily idled factories beyond normal seasonal shutdowns during the fourth quarter of 2008.
The Mobile Industries segment’s sales are expected to decrease approximately 10 to 20 percent in 2009 as demand is expected to be down across all of the Mobile Industries’ market sectors, primarily driven by a 20% decline in North American light-vehicle demand, a 30% decline in global heavy-truck demand and a 50% decline in North American rail demand. These decreases will be partially offset by improved pricing. In addition, adjusted EBIT for the Mobile Industries segment is also expected to decrease as lower demand is partially offset by improved pricing and lower selling, administrative and general expenses. The Company expects to continue to take actions in the Mobile Industries segment to properly align its business with market demand.

Process Industries Segment:

	2008	2007	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$1,277.5	$1,082.7	$194.8		18.0%
Adjusted EBIT	$246.8	$142.8	$104.0		72.8%
Adjusted EBIT margin	19.3%	13.2%	—	610	bps

The presentation below reconciles the changes in net sales of the Process Industries segment operations reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of currency exchange rates. The effects of currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period. The year 2007 represents the base year for which the effects of currency are measured; as a result, currency is assumed to be zero for 2007.

	2008	2007	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$1,277.5	$1,082.7	$194.8	18.0%
Currency	23.3	—	23.3	NM

Net sales, excluding the impact of currency	$1,254.2	$1,082.7	$171.5	15.8%

The Process Industries segment’s net sales, excluding the effects of currency-rate changes, increased 15.8% for 2008, compared to 2007, primarily due to improved pricing, higher surcharges and favorable sales mix of approximately $95 million and higher volume of approximately $75 million. The higher volume was primarily in the Company’s industrial distribution channel, as well as the heavy industry and power transmission market sectors. Adjusted EBIT was higher in 2008, compared to 2007, primarily due to improved pricing, higher surcharges and favorable sales mix of approximately $95 million and the impact of higher volumes of approximately $40 million, partially offset by higher raw material costs and related LIFO expense and higher manufacturing costs of approximately $35 million.
The Company expects lower Process Industries segment sales and adjusted EBIT for 2009 due to significantly decreased demand across most Process Industries’ market sectors. In reaction to the current and anticipated lower demand, the Process Industries segment reduced total employment levels by approximately 400 positions in 2008. The Process Industries segment’s sales are expected to decrease approximately 10 to 15 percent in 2009, compared to 2008, primarily driven by a 25% decline in global gear drive markets, a 25% decline in global metals and mining markets and a 25% decline in global construction and infrastructure markets. The Company expects to continue to take actions in the Process Industries segment to properly align its business with market demand by removing variable costs where appropriate.
Aerospace and Defense Segment:

	2008	2007	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$431.1	$313.3	$117.8		37.6%
Adjusted EBIT	$50.4	$21.7	$28.7		132.3%
Adjusted EBIT margin	11.7%	6.9%	—	480	bps

The presentation below reconciles the changes in net sales of the Aerospace and Defense segment operations reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions made in 2008 and 2007 and currency exchange rates. The effects of acquisitions and currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period. During the fourth quarter of 2007, the Company completed the acquisition of the assets of Purdy. During the fourth quarter of 2008, the Company completed the acquisition of the assets of EXTEX. Acquisitions in the current year represent the increase in sales, year over year, for these recent acquisitions. The year 2007 represents the base year for which the effects of currency are measured; as a result, currency is assumed to be zero for 2007.

	2008	2007	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$431.1	$313.3	$117.8	37.6%
Acquisitions	69.8	—	69.8	NM
Currency	1.5	—	1.5	NM

Net sales, excluding the impact of acquisitions and currency	$359.8	$313.3	$46.5	14.8%

The Aerospace and Defense segment’s net sales, excluding the effect of acquisitions and currency-rate changes, increased 14.8% for 2008, compared to 2007, as a result of improved pricing, higher surcharges and favorable sales mix of approximately $25 million and higher volumes of approximately $20 million in the segment’s aerospace and defense market sector. Adjusted EBIT increased in 2008, compared to 2007, primarily due to increased pricing, surcharges and sales mix of approximately $25 million, the favorable impact of acquisitions of approximately $10 million and the impact of higher volumes of approximately $10 million. These increases were offset by higher raw material costs and related LIFO charges of approximately $15 million and higher manufacturing costs associated with investments in capacity additions at aerospace precision products plants in North America and China of approximately $5 million. The Company expects the Aerospace and Defense segment to see a modest increase in sales in 2009 as it continues to integrate the Purdy acquisition, which has a strong defense oriented profile, and the benefits from the inclusion of a full year of sales from the EXTEX acquisition. The Aerospace and Defense segment’s adjusted EBIT is expected to improve slightly in 2009, leveraging improved manufacturing performance and the integration of acquisitions.
Steel Segment:

	2008	2007	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$1,852.0	$1,561.6	$290.4		18.6%
Adjusted EBIT	$264.0	$231.2	$32.8		14.2%
Adjusted EBIT margin	14.3%	14.8%	—	(50	) bps

The presentation below reconciles the changes in net sales of the Steel segment operations reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions and divestitures completed in 2008 and 2007 and currency exchange rates. The effects of acquisitions, divestitures and currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period. In February 2008, the Company completed the acquisition of the assets of BSI. Acquisitions in the current year represent the increase in sales, year over year, for this recent acquisition. In April 2007, the Company completed the closure of its seamless steel tube manufacturing facility located in Desford, England. Divestitures in the current year represent the decrease in sales, year over year, for this divestiture. The year 2007 represents the base year for which the effects of currency are measured; as a result, currency is assumed to be zero for 2007.

	2008	2007	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$1,852.0	$1,561.6	$290.4	18.6%
Acquisitions	46.0	—	46.0	NM
Divestitures	(42.6)	—	(42.6)	NM
Currency	0.2	—	0.2	NM

Net sales, excluding the impact of divestitures and currency	$1,848.4	$1,561.6	$286.8	18.4%

The Steel segment’s 2008 net sales increased 18.4% over 2007, excluding the effect of acquisitions, divestitures and currency-rate changes, primarily due to higher surcharges in 2008, compared to 2007. Surcharges increased to $647.2 million in 2008 from $370.4 million in 2007. Surcharges are a pricing mechanism that the Company uses to recover scrap steel, energy and certain alloy costs, which are derived from published monthly indices. Steel shipments for 2008 were 1,168,577 tons, compared to 1,208,352 tons for 2007, a decrease of 3.3%. The Steel segment’s average selling price, including surcharges, was $1,585 per ton for 2008, compared to an average selling price of $1,292 per ton in 2007. The increase in the average selling prices was the result of higher surcharges and better mix, offset by lower volume. The higher surcharges were the result of higher prices for certain input raw materials, especially scrap steel, chrome, molybdenum, vanadium and manganese. The Steel segment’s sales for 2008, compared to 2007, benefited from a favorable sales mix as a higher percentage of sales were sold to the industrial market sector in 2008, compared to 2007, and shifted away from the automotive market sector.
The Steel segment’s adjusted EBIT increased $32.8 million in 2008, compared to 2007, primarily due to higher average selling prices, net of higher raw material costs and related LIFO charges, of approximately $65 million, offset by higher manufacturing costs of approximately $35 million. Raw material costs consumed in the manufacturing process, including scrap steel, alloys and energy, increased 36% over the prior year to an average cost of $551 per ton in 2008.

The Company expects the Steel segment to see 30 to 40 percent decreases in sales in 2009 primarily due to lower average selling prices. The average selling prices are expected to decline in 2009 primarily driven by lower surcharges as scrap steel and alloy costs have fallen substantially from historically high levels in 2008. The index on which the scrap steel surcharge mechanism is based hit a record of $870 per ton during the middle of 2008 and decreased to $245 per ton in December. The Company also expects lower demand across most markets, primarily driven by a 25% decline in energy markets and a 20% decline in industrial markets. The Company also expects the Steel segment’s adjusted EBIT to be significantly lower in 2009 primarily due to the lower average selling prices, partially offset by lower raw material costs. Scrap costs are expected to remain at current levels, as are alloy and energy costs. In light of the current market demands, the Steel segment reduced total employment levels by approximately 30 positions in late 2008 and early 2009. The Company will continue to take actions in the Steel segment to properly align its business with market demand.
Corporate:

	2008	2007	$ Change	Change

(Dollars in millions)
Corporate expenses	$68.4	$65.9	$2.5	3.8%
Corporate expenses % to net sales	1.2%	1.3%	—	(10	) bps

Corporate expenses increased in 2008, compared to 2007, as a result of higher performance-based compensation.
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

The Company reported net sales for 2007 of $5.24 billion, compared to $4.97 billion in 2006, an increase of 5.3%. Higher sales were driven by continued strong industrial markets primarily across the Process Industries, Aerospace and Defense and Steel segments and the favorable impact of currency, partially offset by lower automotive sales in the Mobile Industries segment due to the divestiture of its steering operations in December 2006 and the closure of the Steel segment’s seamless steel tube manufacturing operations located in Desford, England in April 2007. In December 2006, the Company completed the divestiture of its Latrobe Steel subsidiary. Discontinued operations for 2006 represent the operating results and related gain on sale, net of tax, of this business. For 2007, net income per diluted share was $2.30, compared to $2.36 for 2006. Income from continuing operations per diluted share was $2.29 for 2007, compared to $1.87 for 2006.
The Company’s results for 2007 reflect the strength of global industrial markets and the performance of the Steel segment, partially offset by expenses related to growth initiatives, restructuring activities and higher raw material and manufacturing costs. Additionally, the Company’s 2007 results reflect lower disbursements received under the CDSOA, compared to 2006. The Company continued its focus on increasing production capacity in targeted areas, including major capacity expansions for industrial products at several manufacturing locations around the world.
The Company’s results for 2007 also reflect a lower tax rate, compared to 2006, primarily due to favorable adjustments to the Company’s accruals for uncertain tax positions.

The Statement of Income
Sales by Segment:

	2007	2006	$ Change	% Change

(Dollars in millions, and exclude intersegment sales)
Mobile Industries	$2,426.7	$2,412.1	$14.6	0.6%
Process Industries	1,080.9	973.7	107.2	11.0%
Aerospace and Defense	313.3	259.7	53.6	20.6%
Steel	1,415.1	1,327.9	87.2	6.6%

Total Company	$5,236.0	$4,973.4	$262.6	5.3%

Net sales for 2007 increased $262.6 million, or 5.3%, compared to 2006. Acquisitions of the assets of Purdy, acquired in the fourth quarter of 2007, and Turbo Engines, Inc., acquired during the fourth quarter of 2006, contributed $29.7 million to the increase in net sales. In addition, the effect of currency-rate changes contributed $110.1 million to the increase in net sales for 2007. The remaining increase in net sales for 2007, compared to 2006, was primarily due to higher surcharges and improved pricing, as well as higher volume across most market sectors, particularly energy, heavy industry, aerospace and rail. These increases were partially offset by lower demand from North American heavy truck customers and lower sales as a result of the Company’s divestitures of the Mobile Industries’ former steering operations and Steel’s former Timken Precision Steel Components — Europe business, as well as the closure of Steel’s seamless steel tube facility in Desford, England. Net sales in 2006 included $96.8 million of sales related to the Company’s former steering operations, which were divested in December 2006. The Timken Precision Steel Components — Europe business, which was divested in June 2006, and the seamless steel tube facility accounted for $62.6 million of the change in sales.
Gross Profit:

	2007	2006	$ Change	Change

(Dollars in millions)
Gross profit	$1,053.8	$1,005.1	$48.7		4.8%
Gross profit % to net sales	20.1%	20.2%	—	(10	) bps
Rationalization expenses included in cost of products sold	$31.3	$18.5	$12.8		69.2%

Gross profit margin decreased slightly in 2007 compared to 2006, due to higher raw material costs across the Company’s four segments, higher costs associated with the Process Industries and Aerospace and Defense segments’ capacity additions, higher manufacturing costs in the Steel segment, as well as higher rationalization expenses, partially offset by favorable sales volume from the Process Industries, Aerospace and Defense and Steel segments, improved pricing and increased productivity in the Steel segment.
In 2007, rationalization expenses included in cost of products sold primarily related to certain Mobile Industries’ domestic manufacturing facilities, the closure of the Company’s seamless steel tube manufacturing operations located in Desford, England, the eventual closure of the Company’s manufacturing operations located in Sao Paulo, Brazil and the continued rationalization of Process Industries’ Canton, Ohio bearing facilities. In 2006, rationalization expenses included in cost of products sold related to Process Industries’ Canton, Ohio bearing facilities, certain Mobile Industries’ domestic manufacturing facilities, certain facilities in Torrington, Connecticut and the closure of the Company’s seamless steel tube manufacturing operations located in Desford, England. Rationalization expenses in 2007 and 2006 primarily included accelerated depreciation on assets and the relocation of equipment.
Selling, Administrative and General Expenses:

	2007	2006	$ Change	Change

(Dollars in millions)
Selling, administrative and general expenses	$695.3	$677.3	$18.0		2.7%
Selling, administrative and general expenses % to net sales	13.3%	13.6%	—	(30	) bps
Rationalization expenses included in selling, administrative and general expenses	$3.2	$5.9	$(2.7)		(45.8)%

The increase in selling, administrative and general expenses in 2007 compared to 2006 was primarily due to higher costs associated with investments in Project O.N.E. and higher costs associated with ramping up new facilities in Asia, partially offset by reductions in the Mobile Industries’ selling, administrative and general expenses as a result of restructuring initiatives, as well as lower performance-based compensation.

In 2007, the rationalization expenses included in selling, administrative and general expenses primarily related to Mobile Industries’ engineering facilities, Process Industries’ Canton, Ohio bearing facilities and the closure of the Steel segment’s seamless steel tube manufacturing operations located in Desford, England. In 2006, the rationalization expenses included in selling, administrative and general expenses primarily related to the Mobile Industries segment’s engineering facilities.
Impairment and Restructuring Charges:

	2007	2006	$ Change

(Dollars in millions)
Impairment charges	$11.8	$15.3	$(3.5)
Severance and related benefit costs	23.1	25.8	(2.7)
Exit costs	5.5	3.8	1.7

Total	$40.4	$44.9	$(4.5)

Bearings and Power Transmission Reorganization
During 2007, the Company recorded $3.5 million of severance and related benefit costs related to the Company’s Bearings and Power Transmission reorganization initiative.
Mobile Industries
In 2007, the Company recorded $11.7 million of severance and related benefit costs, $2.5 million of exit costs and $1.6 million of impairment charges associated with the Mobile Industries’ restructuring and workforce reduction plans. Exit costs of $1.7 million recorded during 2007 were the result of environmental charges related to the planned closure of the manufacturing facility in Sao Paulo, Brazil. In 2006, the Company recorded $16.5 million of severance and related benefit costs, $1.6 million of exit costs and $1.6 million of impairment charges associated with the Mobile Industries’ restructuring and workforce reduction plans.
In November 2006, the Company announced plans to vacate its Torrington, Connecticut office complex. In 2006, the Company recorded $0.7 million of severance and related benefit costs and $0.3 million of impairment charges associated with the Mobile Industries segment vacating the Torrington complex.
In 2007, the Company recorded an impairment charge of $5.3 million related to an impairment of fixed assets at one of the Mobile Industries’ foreign entities as a result of the carrying value of these assets exceeding expected future cash flows due to the then-anticipated sale of this facility. In 2006, the Company recorded $1.4 million of environmental exit costs related to a former plant in Columbus, Ohio.
In addition, the Company recorded impairment charges of $11.9 million in 2006 representing the write-off of goodwill associated with the former automotive segment that is now part of the Mobile Industries segment in accordance with SFAS No. 142.
Process Industries
In 2007, the Company recorded $4.8 million of impairment charges and $0.6 million of exit costs associated with the Process Industries’ rationalization plans. In 2006, the Company recorded $1.0 million of impairment charges and $0.6 million of exit costs associated with the Process Industries’ rationalization plans.
In 2006, the Company recorded $1.5 million of severance and related benefit costs and $0.1 million of impairment charges associated with the Process Industries segment vacating the Torrington complex.
Steel
In April 2007, the Company completed the closure of its seamless steel tube facility located in Desford, England. The Company recorded $7.3 million of severance and related benefit costs and $2.4 million of exit costs during 2007 compared to $6.9 million of severance and related benefit costs in 2006 related to this action.
In 2006, the Company recorded an impairment charge and removal costs of $0.6 million in 2006 related to the write-down of property, plant and equipment at one of the Steel segment’s facilities.

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
Other Income and Expense:

	2007	2006	$ Change	% Change

(Dollars in millions)
CDSOA receipts, net of expenses	$7.9	$87.9	$(80.0)	(91.0)%

Other expense — net:
Gain on divestitures of non-strategic assets	$4.2	$7.1	$(2.9)	(40.8)%
Gain on dissolution of subsidiaries	0.4	0.9	(0.5)	(55.6)%
Other	(12.2)	(15.5)	3.3	21.3%

Other expense — net	$(7.6)	$(7.5)	$(0.1)	(1.3)%

In 2007, the Company received CDSOA receipts, net of expenses, of $7.9 million. In 2006, the Company received CDSOA receipts, net of expenses, of $87.9 million.
In 2007, the gain on divestitures of non-strategic assets primarily related to the sale of assets operated by the Steel segment’s seamless steel tube facility located in Desford, England, which closed in April 2007, partially offset by losses recognized on the sale of assets at the Company’s former bearing manufacturing facility in Clinton, South Carolina, which closed in October 2007. In 2006, the gain on divestitures of non-strategic assets primarily related to the sale of assets of PEL Technologies (PEL). In 2000, the Company’s Steel segment invested in PEL, a joint venture to commercialize a proprietary technology that converted iron units into engineered iron oxide for use in pigments, coatings and abrasives. The Company consolidated PEL effective March 31, 2004 in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46). In 2006, the Company liquidated the joint venture. Refer to Note 12 — Equity Investments in the Notes to Consolidated Financial Statements for additional discussion.
For 2007, other expense primarily included $5.9 million of losses on the disposal of fixed assets, $3.6 million for minority interests, $3.0 million of donations, $1.3 million of losses from equity investments, offset by $1.3 million of foreign currency exchange gains. For 2006, other expense primarily included $5.7 million of losses from equity investments, $3.7 million of donations, $3.3 million for minority interests, $1.3 million of losses on the disposal of fixed assets and $0.5 million of foreign currency exchange losses.

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
Business Segments:
Mobile Industries Segment:

	2007	2006	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$2,426.7	$2,412.1	$14.6		0.6%
Adjusted EBIT	$50.7	$31.4	$19.3		61.5%
Adjusted EBIT margin	2.1%	1.3%	—	80	bps

The presentation below reconciles the changes in net sales of the Mobile Industries segment operations reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of divestitures completed in 2007 and 2006 and currency exchange rates. The effects of divestitures and currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period. In December 2006, the Company completed the divestiture of the Mobile Industries’ steering business located in Watertown, Connecticut and Nova Friburgo, Brazil. Divestitures in 2007 represent the decrease in sales, year over year, for this divestiture. The year 2006 represents the base year for which the effects of currency are measured; as a result, currency is assumed to be zero for 2006.

	2007	2006	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$2,426.7	$2,412.1	$14.6	0.6%
Divestitures	(96.8)	—	(96.8)	NM
Currency	68.5	—	68.5	NM

Net sales, excluding the impact of divestitures and currency	$2,455.0	$2,412.1	$42.9	1.8%

The Mobile Industries segment’s net sales, excluding the effect of divestitures and currency-rate changes, increased 1.8% in 2007, compared to 2006 primarily due to improved pricing and higher volume from North American light truck and rail customers, as well as higher demand in Europe, partially offset by lower demand from North American heavy truck customers. Profitability for 2007 improved compared to 2006 primarily due to a decrease of $14 million in product warranty expense and the favorable impact of restructuring initiatives, partially offset by higher raw material costs.

Process Industries Segment:

	2007	2006	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$1,082.7	$975.7	$107.0		11.0%
Adjusted EBIT	$142.8	$124.9	$17.9		14.3%
Adjusted EBIT margin	13.2%	12.8%	—	40	bps

The presentation below reconciles the changes in net sales of the Process Industries segment operations reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of currency exchange rates. The effects of currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period. The year 2006 represents the base year for which the effects of currency are measured; as a result, currency is assumed to be zero for 2006.

	2007	2006	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$1,082.7	$975.7	$107.0	11.0%
Currency	31.1	—	31.1	NM

Net sales, excluding the impact of currency	$1,051.6	$975.7	$75.9	7.8%

The Process Industries segment’s net sales for 2007, excluding the effect of currency-rate changes, increased 7.8% compared to 2006 primarily due to improved pricing and higher volume across several industrial end markets, particularly in the heavy industry market sector. Adjusted EBIT was higher in 2007 compared to 2006 primarily due to improved pricing and higher volume, partially offset by increases in raw material and logistics costs, as well as higher manufacturing costs associated with capacity additions.
Aerospace and Defense Segment:

	2007	2006	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$313.3	$259.7	$53.6		20.6%
Adjusted EBIT	$21.7	$18.1	$3.6		19.9%
Adjusted EBIT margin	6.9%	7.0%	—	(10	) bps

The presentation below reconciles the changes in net sales of the Aerospace and Defense segment operations reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions made in 2007 and 2006 and currency exchange rates. The effects of acquisitions and currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period. In October 2007, the Company completed the acquisition of the assets of Purdy. In December 2006, the Company completed the acquisition of the assets of Turbo Engines, Inc. Acquisitions in 2007 represent the increase in sales, year over year, for these acquisitions. The year 2006 represents the base year for which the effects of currency are measured; as a result, currency is assumed to be zero for 2006.

	2007	2006	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$313.3	$259.7	$53.6	20.6%
Acquisitions	29.7	—	29.7	NM
Currency	3.8	—	3.8	NM

Net sales, excluding the impact of acquisitions and currency	$279.8	$259.7	$20.1	7.7%

The Aerospace and Defense segment’s net sales, excluding the effect of acquisitions and currency-rate changes, increased 7.7% for 2007, compared to 2006, as a result of improved pricing and higher volume in the segment’s aerospace and defense market sector, offset by lower volumes in the health and positioning control market sector. Adjusted EBIT increased in 2007, compared to 2006, primarily due to favorable pricing and the favorable impact of the Purdy acquisition, offset by higher raw material costs and higher manufacturing costs associated with investments in capacity additions at aerospace precision products plants in North America and China.

Steel Segment:

	2007	2006	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$1,561.6	$1,472.3	$89.3		6.1%
Adjusted EBIT	$231.2	$226.8	$4.4		1.9%
Adjusted EBIT margin	14.8%	15.4%	—	(60	) bps

The presentation below reconciles the changes in net sales of the Steel segment operations reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of divestitures completed in 2007 and 2006 and currency exchange rates. The effects of divestitures and currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period. In April 2007, the Company completed the closure of the Company’s seamless steel tube manufacturing facility located in Desford, England. In June 2006, the Steel segment completed the divestiture of its former Timken Precision Steel Components — Europe business. Divestitures in 2007 represent the decrease in sales, year over year, for these divestitures. The year 2006 represents the base year for which the effects of currency are measured; as a result, currency is assumed to be zero for 2006.

	2007	2006	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$1,561.6	$1,472.3	$89.3	6.1%
Divestitures	(62.6)	—	(62.6)	NM
Currency	6.7	—	6.7	NM

Net sales, excluding the impact of divestitures and currency	$1,617.5	$1,472.3	$145.2	9.9%

The Steel segment’s 2007 net sales increased 9.9% over 2006, excluding the effect of divestitures and currency-rate changes. Steel shipments for 2007 were 1,208,352 tons compared to 1,189,300 tons for 2006, an increase of 1.6%. The Steel segment’s average selling price, including surcharges, was $1,292 per ton for 2007 compared to an average selling price of $1,238 per ton in 2006. The increase in the average selling prices for 2007, compared to 2006, was the result of higher surcharges, a favorable sales mix and a 1.6% increase in volume. Surcharges increased to $370.4 million in 2007 from $275.1 million in 2006. The higher surcharges were the result of higher steelmaking input raw material costs, especially scrap steel, chrome, nickel and molybdenum.
The increase in the Steel segment’s profitability in 2007 compared to 2006, on a dollar basis, was primarily due to favorable sales mix, increased volume, improved pricing and higher surcharges, partially offset by higher raw material costs and LIFO expense and higher manufacturing costs. Raw material costs consumed, including scrap steel, alloys and energy, increased 19% over the prior year to an average cost of $407 per ton in 2007. LIFO expense increased $10 million in 2007, compared to 2006. The Steel segment also benefited from higher levels of production in 2007.
Corporate:

	2007	2006	$ Change	Change

(Dollars in millions)
Corporate expenses	$65.9	$66.9	$(1.0)	(1.5)%
Corporate expenses % to net sales	1.3%	1.3%	—	0	bps

Corporate expenses decreased in 2007, compared to 2006, as a result of slightly lower performance-based compensation.

The Balance Sheet
Total assets, as shown on the Consolidated Balance Sheet at December 31, 2008, increased by $156.8 million from December 31, 2007. This increase was primarily due to the increase in non-current deferred taxes as a result of the Company’s increase in its defined benefit pension plan accruals during 2008, as well as higher cash balances as a result of strong operations in 2008 and the impact of new acquisitions, partially offset by the effects of foreign currency translation and lower receivable balances as the Company experienced lower demand in the fourth quarter of 2008.
Current Assets:

	December 31,
	2008	2007	$ Change	% Change

(Dollars in millions)
Cash and cash equivalents	$116.3	$30.2	$86.1	285.1%
Accounts receivable, net	609.4	748.5	(139.1)	(18.6)%
Inventories, net	1,145.7	1,087.7	58.0	5.3%
Deferred income taxes	83.4	69.1	14.3	20.7%
Deferred charges and prepaid expenses	11.1	14.2	(3.1)	(21.8)%
Other current assets	67.6	95.6	(28.0)	(29.3)%

Total current assets	$2,033.5	$2,045.3	$(11.8)	(0.6)%

The increase in cash and cash equivalents in 2008 was primarily due to excess cash generated from operations after the reduction of the Company’s debt obligations. Refer to the Consolidated Statement of Cash Flows for further explanation. Net accounts receivable decreased primarily due to lower sales in the fourth quarter of 2008 as compared to the same period in 2007, the impact of foreign currency translation and higher allowance for doubtful accounts. The increase in the allowance for doubtful accounts of $14.1 million was largely due to the Company’s exposure to the North American automotive industry and the associated increased credit risk. The increase in inventories was primarily due to higher raw material costs and acquisitions, partially offset by the impact of foreign currency translation and higher LIFO reserves of $78.8 million. The increase in deferred income taxes was primarily due to increases in the Company’s allowance for doubtful accounts and certain inventory accounts during 2008. The decrease in other current assets was primarily driven by lower non-trade receivables and the sale of the seamless steel tube manufacturing facility in Desford, England, which was previously classified as “assets held for sale.”
Property, Plant and Equipment — Net:

	December 31,
	2008	2007	$ Change	% Change

(Dollars in millions)
Property, plant and equipment	$4,029.4	$3,932.8	$96.6	2.5%
Less: allowances for depreciation	(2,285.5)	(2,210.7)	(74.8)	(3.4)%

Property, plant and equipment — net	$1,743.9	$1,722.1	$21.8	1.3%

The increase in property, plant and equipment — net was primarily due to capital expenditures and acquisitions exceeding depreciation expense, partially offset by the impact of foreign currency translation.
Other Assets:

	December 31,
	2008	2007	$ Change	% Change

(Dollars in millions)
Goodwill	$230.0	$271.8	$(41.8)	(15.4)%
Other intangible assets	173.7	160.5	13.2	8.2%
Deferred income taxes	315.0	100.9	214.1	212.2%
Other non-current assets	40.0	78.7	(38.7)	(49.2)%

Total other assets	$758.7	$611.9	$146.8	24.0%

The decrease in goodwill is primarily due to the $48.8 million goodwill impairment loss recognized in the fourth quarter of 2008 for the Company’s Mobile Industries segment and the impact of foreign currency translation, partially offset by new acquisitions. Other intangible assets increased in 2008 primarily due to acquisitions, partially offset by amortization expense recognized during 2008. The increase in deferred income taxes was primarily due to increases in the Company’s accrued pension liabilities during 2008. Other non-current assets primarily decreased as a result of a change from an overfunded status to an underfunded status for several of the Company’s U.S. defined benefit pension plans.

Current Liabilities:

	December 31,
	2008	2007	$ Change	% Change

(Dollars in millions)
Short-term debt	$91.5	$108.4	$(16.9)	(15.6)%
Accounts payable and other liabilities	443.4	528.0	(84.6)	(16.0)%
Salaries, wages and benefits	218.7	212.0	6.7	3.2%
Income taxes payable	22.5	17.1	5.4	31.6%
Deferred income taxes	5.1	4.7	0.4	8.5%
Current portion of long-term debt	17.1	34.2	(17.1)	(50.0)%

Total current liabilities	$798.3	$904.4	$(106.1)	(11.7)%

The decrease in short-term debt was primarily due to a reduction in the utilization of the Company’s foreign lines of credit in Europe and Asia. The decrease in accounts payable and other liabilities was primarily due to lower volumes and the impact of foreign currency translation. The increase in salaries, wages and benefits was primarily due to higher accrued performance-based compensation in 2008, compared to 2007. The increase in income taxes payable was primarily due to the provision for current-year taxes, offset by income tax payments during 2008, including payments related to prior years and a reclassification of a portion of the accrual for uncertain tax positions from current income taxes payable to other non-current liabilities. The decrease in the current portion of long-term debt was primarily due to the payment of $17 million of medium-term notes that matured during the first quarter of 2008.
Non-Current Liabilities:

	December 31,
	2008	2007	$ Change	% Change

(Dollars in millions)
Long-term debt	$515.3	$580.6	$(65.3)	(11.2)%
Accrued pension cost	844.1	169.4	674.7	NM
Accrued postretirement benefits cost	613.0	662.4	(49.4)	(7.5)%
Deferred income taxes	10.4	10.6	(0.2)	(1.9)%
Other non-current liabilities	114.7	91.2	23.5	25.8%

Total non-current liabilities	$2,097.5	$1,514.2	$583.3	38.5%

The decrease in long-term debt was primarily due to a reduction in the utilization of the Company’s Senior Credit Facility. The increase in accrued pension cost was primarily due to negative asset returns in the Company’s defined benefit pension plans during 2008 as result of broad declines in the global equity markets. The decrease in accrued postretirement benefits cost was primarily due to actuarial gains recorded in 2008 as a result of plan experience. The amounts at December 31, 2008 and 2007 for both accrued pension cost and accrued postretirement benefits cost reflect the funded status of the Company’s defined benefit pension and postretirement benefit plans. Refer to Note 13 — Retirement and Postretirement Benefit Plans in the Notes to Consolidated Financial Statements for further explanation. The increase in other non-current liabilities was primarily due to the reclassification of a portion of the accrual for uncertain tax positions from current income taxes payable to other non-current liabilities.
Shareholders’ Equity:

	December 31,
	2008	2007	$ Change	% Change

(Dollars in millions)
Common stock	$891.4	$862.8	$28.6	3.3%
Earnings invested in the business	1,580.1	1,379.9	200.2	14.5%
Accumulated other comprehensive loss	(819.6)	(271.2)	(548.4)	202.2%
Treasury shares	(11.6)	(10.8)	(0.8)	(7.4)%

Total shareholders’ equity	$1,640.3	$1,960.7	$(320.4)	(16.3)%

The increase in common stock in 2008 was primarily the result of stock option exercises by employees and the related income tax benefits. Earnings invested in the business increased during 2008 by net income of $267.7 million, partially reduced by dividends declared of $67.5 million. The increase in accumulated other comprehensive loss was primarily due to a $397.6 million net after-tax pension and postretirement liability adjustment and $149.9 million decrease in foreign currency translation. The pension and postretirement liability adjustment was primarily due to the realization of an actuarial loss in the current year due to unfavorable returns on defined benefit pension plan assets. The decrease in the foreign currency translation adjustment was due to the strengthening of the U.S. dollar relative to other currencies, such as the Euro, the Indian rupee, the Romanian lei, the British pound and the Brazilian real. For discussion regarding the impact of foreign currency translation, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Cash Flows:

	December 31,
	2008	2007	$ Change

(Dollars in millions)
Net cash provided by operating activities	$569.4	$336.7	$232.7
Net cash used by investing activities	(320.7)	(496.6)	175.9
Net cash (used) provided by financing activities	(145.9)	79.1	(225.0)
Effect of exchange rate changes on cash	(16.6)	9.9	(26.5)

Increase (decrease) in cash and cash equivalents	$86.2	$(70.9)	$157.1

Net cash provided by operating activities of $569.4 million for 2008 increased 69.1%, compared to 2007, as a result of lower pension and postretirement benefit payments, the favorable impact of working capital items and higher net income. Pension and postretirement benefit payments were $72.2 million for 2008, compared to $152.9 million for 2007. The increase in cash provided by working capital requirements was primarily due to accounts receivable, partially offset by inventories. Accounts receivable provided cash of $123.8 million in 2008 compared to a use of cash of $15.7 million in 2007 as trade receivable balances decreased at the end of 2008 due to lower demand. Inventory was a use of cash of $98.8 million in 2008 compared to a use of cash of $44.2 million in 2007, primarily due to higher raw material costs.
The net cash used by investing activities of $320.7 million for 2008 decreased 35.4% from the prior year primarily due to lower acquisition activity, lower capital expenditures and higher proceeds from the disposal of property, plant and equipment in 2008. Cash used for acquisitions decreased $118.4 million in 2008, compared to 2007, primarily due to the acquisition of the assets of Purdy in 2007. The Company completed the acquisition of the assets of BSI and EXTEX in 2008; however, the cash used to complete these acquisitions was lower than the cash used for the Purdy acquisition. Capital expenditures decreased $42.1 million in 2008, as compared to 2007, as a result of a lower level of spending to fund the Company’s Asian growth initiatives and Project O.N.E. Proceeds from the disposal of property, plant and equipment increased $15.4 million primarily due to the sale of the Company’s seamless steel tube manufacturing facility located in Desford, England for approximately $28.0 million.
The net cash flows from financing activities used cash of $145.9 million in 2008 after providing cash of $79.1 million in 2007, as a result of the Company decreasing its net borrowings by $199.6 million as a result of strong cash from operations and lower acquisition activity in 2008. In addition, proceeds from the exercise of stock options decreased during 2008, as compared to 2007, by $20.9 million.
Liquidity and Capital Resources
Total debt was $623.9 million at December 31, 2008 compared to $723.2 million at December 31, 2007. Net debt was $507.6 million at December 31, 2008 compared to $693.0 million at December 31, 2007. The net debt to capital ratio was 23.8% at December 31, 2008 compared to 26.1% at December 31, 2007.
Reconciliation of total debt to net debt and the ratio of net debt to capital:
Net Debt:

	December 31,
	2008	2007

(Dollars in millions)
Short-term debt	$91.5	$108.4
Current portion of long-term debt	17.1	34.2
Long-term debt	515.3	580.6

Total debt	623.9	723.2
Less: cash and cash equivalents	(116.3)	(30.2)

Net debt	$507.6	$693.0

Ratio of Net Debt to Capital:

	December 31,
	2008	2007

(Dollars in millions)

Net debt	$507.6	$693.0
Shareholders’ equity	1,640.3	1,960.7

Net debt + shareholders’ equity (capital)	$2,147.9	$2,653.7

Ratio of net debt to capital	23.6%	26.1%

The Company presents net debt because it believes net debt is more representative of the Company’s financial position.

On December 19, 2008, the Company renewed its 364-day Asset Securitization. At December 31, 2008, the Company had no outstanding borrowings under the Company’s Asset Securitization, which provides for borrowings up to $175 million, subject to certain borrowing base limitations, and is secured by certain domestic trade receivables of the Company. As of December 31, 2008, although the Company had no outstanding borrowings under the Asset Securitization, certain borrowing base limitations reduced the availability under the Asset Securitization to $115.2 million.
At December 31, 2008, the Company had no outstanding borrowings under its $500 million Amended and Restated Credit Agreement (Senior Credit Facility), and letters of credit outstanding totaling $42 million, which reduced the availability under the Senior Credit Facility to $458 million. The Senior Credit Facility matures on June 30, 2010. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At December 31, 2008, the Company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.0 to 1.0. As of December 31, 2008, the Company’s consolidated leverage ratio was 0.83 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 2.0 to 1.0. As of December 31, 2008, the Company’s consolidated interest coverage ratio was 11.51 to 1.0. Were the Company to borrow the remaining balances available under both the Senior Credit Facility and the Company’s Asset Securitization, the Company would still be in full compliance with the covenants under the Senior Credit Facility and its other debt agreements as of December 31, 2008. Refer to Note 5 — Financing Arrangements in the Notes to Consolidated Financial Statements for further discussion.
The Company expects that any cash requirements in excess of cash generated from operating activities will be met by the committed availabilities under its Asset Securitization and Senior Credit Facility, which totaled $573 million as of December 31, 2008. The Company believes it has sufficient liquidity to meet its obligations through at least the middle of 2010.
Other sources of liquidity include lines of credit for certain of the Company’s foreign subsidiaries, which provide for borrowings up to $426 million. The majority of these lines are uncommitted. At December 31, 2008, the Company had borrowings outstanding of $91.5 million, which reduced the availability under these facilities to $334.5 million.
In the third quarter of 2008, Moody’s Investors Service increased Timken’s corporate credit rating to “Baa3,” which is considered investment-grade, reflecting the Company’s improved financial condition. This rating is consistent with the Company’s investment-grade rating from Standard & Poor’s Ratings Services (“BBB-”).
The Company has $250 million of fixed-rate unsecured notes which mature in February 2010. In addition, the Company’s $500 million revolving Senior Credit Facility, as noted above, expires in June 2010. The current credit shortage affecting the world economy may impact the availability of credit throughout 2009 and is expected to result in higher financing costs on new credit. The Company plans to refinance both the unsecured notes and the Senior Credit Facility in advance of their maturities, but expects financing costs to increase.
The Company expects to continue to generate cash from operations as working capital management improves, as well as reducing selling, administrative and general expenses. In addition, the Company expects to decrease capital expenditures by 25% in 2009, compared to 2008. However, pension contributions are expected to increase to approximately $90 million in 2009, compared to $22.1 million in 2008, primarily due to negative asset returns in the Company’s defined benefit pension plans during 2008.
The Company will likely take further actions to reduce expenses and preserve liquidity as it reacts to the current global economic and financial crisis, including the impact on the automotive industry. The Company has reduced its exposure to the financial condition of its automotive customers by increasing allowances for doubtful accounts in 2008. In addition, further actions are expected to reduce expenses to optimize the size of the Company as a result of the economy and current and anticipated market demand. However, these actions are not expected to have a material impact on the liquidity of the Company.

Financing Obligations and Other Commitments
The Company’s contractual debt obligations and contractual commitments outstanding as of December 31, 2008 are as follows:
Payments due by Period:

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

(Dollars in millions)
Interest payments	$304.3	$32.9	$51.2	$27.3	$192.9
Long-term debt, including current portion	532.4	17.1	301.4	0.2	213.7
Short-term debt	91.5	91.5	—	—	—
Operating leases	154.7	42.0	46.6	30.0	36.1
Retirement benefits	2,418.7	227.9	466.7	478.1	1,246.0

Total	$3,501.6	$411.4	$865.9	$535.6	$1,688.7

The interest payments are primarily related to medium-term notes that mature over the next twenty years.
Returns for the Company’s global defined benefit pension plan assets in 2008 were significantly below the expected rate of return assumption of 8.75 percent, due to broad declines in global equity markets. These unfavorable returns negatively impacted the funded status of the plans at the end of 2008, and are expected to result in significant pension contributions over the next several years. The Company expects to make cash contributions of $90 million to its global defined benefit pension plans in 2009, a significant increase over the $22.1 million contributed in 2008. The decrease in global defined benefit pension assets in 2009 is expected to increase pension expense by approximately $15 million in 2009 and may significantly impact future pension expense beyond 2009. Refer to Note 13 — Retirement and Postretirement Benefit Plans in the Notes to Consolidated Financial Statements.
During 2008, the Company did not purchase any shares of its common stock as authorized under the Company’s 2006 common stock purchase plan. This plan authorizes the Company to buy, in the open market or in privately negotiated transactions, up to four million shares of common stock, which are to be held as treasury shares and used for specified purposes, up to an aggregate of $180 million. The authorization expires on December 31, 2012.
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

In December 2008, the FASB issued FASB Staff Position (FSP) FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” FSP FAS 140-4 and 46(R)-8 requires additional disclosures about transfers of financial assets and involvement with variable interest entities. FSP FAS 140-4 and 46(R)-8 was effective for the first reporting period ending after December 15, 2008. The adoption of FSP FAS 140-4 and 46(R)-8 did not have a material impact on the Company’s results of operations and financial condition.
Recently Issued Accounting Pronouncements:
In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company’s significant nonfinancial assets and liabilities that could be impacted by this deferral include assets and liabilities initially measured at fair value in a business combination and goodwill tested annually for impairment. The adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities is not expected to have a material impact on the Company’s results of operations and financial condition.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Upon adoption, the Company will include additional disclosures of its derivative instruments to comply with this standard.
In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP FAS 132(R)-1 requires the disclosure of additional information about investment allocation, fair values of major categories of assets, development of fair value measurements and concentrations of risk. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The adoption of FSP FAS 132(R)-1 is not expected to have a material impact on the Company’s results of operations and financial condition.
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
Revenue recognition:
The Company recognizes revenue when title passes to the customer. This occurs at the shipping point except for certain exported goods and certain foreign entities, where title passes when the goods reach their destination. Selling prices are fixed based on purchase orders or contractual arrangements.

Goodwill:
SFAS No. 142 requires that goodwill and indefinite-lived intangible assets be tested for impairment at least annually. Furthermore, goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The Company performs its annual impairment test during the fourth quarter after the annual forecasting process is completed. In 2008 and 2006, the carrying value of the Company’s Mobile Industries reporting unit exceeded its fair value. As a result, an impairment loss of $48.8 million and $11.9 million, respectively, was recognized in 2008 and 2006. In 2007, the fair values of the Company’s reporting units exceeded their carrying values; as such, no impairment losses were recognized.
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
Benefit plans:
The Company sponsors a number of defined benefit pension plans that cover eligible associates. The Company also sponsors several unfunded postretirement plans that provide health care and life insurance benefits for eligible retirees and their dependents. These plans are accounted for in accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” as applicable and as amended by SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”
The measurement of liabilities related to these plans is based on management’s assumptions related to future events, including discount rates, rates of return on pension plan assets, rates of compensation increases and health care cost trend rates. Management regularly evaluates these assumptions and adjusts them as required and appropriate. Other plan assumptions are also reviewed on a regular basis to reflect recent experience and the Company’s future expectations. Actual experience that differs from these assumptions may affect future liquidity, expense and the overall financial position of the Company. While the Company believes that current assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect the Company’s pension and other postretirement employee benefit obligations and its future expense and cash flow.
A discount rate is used to calculate the present value of expected future pension and postretirement cash flows as of the measurement date. The Company establishes the discount rate by constructing a portfolio of high-quality corporate bonds and matching the coupon payments and bond maturities to projected benefit payments under the Company’s pension plans. The bonds included in the portfolio are generally non-callable and rated AA- or higher by Standard & Poor’s. A lower discount rate will result in a higher benefit obligation; conversely, a higher discount rate will result in a lower benefit obligation. The discount rate is also used to calculate the annual interest cost, which is a component of net periodic benefit cost.
For expense purposes in 2008, the Company applied a discount rate of 6.30%. For expense purposes for 2009, the Company will apply this same discount rate. A 0.25 percentage point reduction in the discount rate would increase pension expense by approximately $4.5 million for 2009.
The expected rate of return on plan assets is determined by analyzing the historical long-term performance of the Company’s pension plan assets, as well as the mix of plan assets between equities, fixed income securities and other investments, the expected long-term rate of return expected for those asset classes and long-term inflation rates. Short-term asset performance can differ significantly from the expected rate of return, especially in volatile markets. A lower-than-expected rate of return on pension plan assets will increase pension expense and future contributions. For expense purposes in 2008, the Company applied an expected rate of return of 8.75% for the Company’s pension plan assets. For expense purposes for 2009, the Company will continue to use this same expected rate of return on plan assets. A 0.25 percentage point reduction in the expected rate of return would increase pension expense by approximately $4.9 million for 2009. Short-term asset performance can differ significantly from the expected rate of return, especially in volatile markets. A lower-than-expected rate of return on pension plan assets will increase pension expense and future contributions.
For measurement purposes for postretirement benefits, the Company assumed a weighted-average annual rate of increase in the per capita cost (health care cost trend rate) for medical benefits of 9.5% for 2009, declining steadily for the next 70 years to 5.0%; and 11.0% for prescription drug benefits for 2009, declining steadily for the next 70 years to 5.0%. The assumed health care cost trend rate may have a significant effect on the amounts reported. A one percentage point increase in the assumed health care cost trend rate would have increased the 2008 total service and interest components by $1.2 million and would have increased the postretirement obligation by $19.4 million. A one percentage point decrease would provide corresponding reductions of $1.1 million and $17.5 million, respectively.

The U.S. Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act) was signed into law on December 8, 2003. The Medicare Act provides for prescription drug benefits under Medicare Part D and contains a tax-free subsidy to plan sponsors who provide “actuarially equivalent” prescription plans. In May 2004, the FASB issued FSP FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” During 2005, the Company’s actuary determined that the prescription drug benefit provided by the Company’s postretirement plan is considered to be actuarially equivalent to the benefit provided under the Medicare Act. The effects of the Medicare Act are reductions to the accumulated postretirement benefit obligation and net periodic postretirement benefit cost of $66.6 million and $7.8 million, respectively. The 2008 expected Medicare subsidy was $3.1 million, of which $2.2 million was received prior to December 31, 2008.
Income taxes:
The Company, which is subject to income taxes in the U.S. and numerous non-U.S. jurisdictions, accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The Company records valuation allowances against deferred tax assets by tax jurisdiction when it is more likely than not that such assets will not be realized. In determining the need for a valuation allowance, the historical and projected financial performance of the entity recording the net deferred tax asset is considered along with any other pertinent information. Net deferred tax assets relate primarily to pension and postretirement benefit obligations in the United States, which the Company believes are more likely than not to result in future tax benefits.
In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate income tax determination is uncertain. The Company is regularly under audit by tax authorities. Accruals for uncertain tax positions are provided for in accordance with the requirements of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” The Company records interest and penalties related to uncertain tax positions as a component of income tax expense.
Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, valuation allowances against deferred tax assets, and accruals for uncertain tax positions.
Other loss reserves:
The Company has a number of loss exposures that are incurred in the ordinary course of business such as environmental claims, product liability, product warranty, litigation and accounts receivable reserves. Establishing loss reserves for these matters requires management’s estimate and judgment with regards to risk exposure and ultimate liability or realization. These loss reserves are reviewed periodically and adjustments are made to reflect the most recent facts and circumstances.
Other Matters:
ISO 14001
The Company continues its efforts to protect the environment and comply with environmental protection laws. Additionally, it has invested in pollution control equipment and updated plant operational practices. The Company is committed to implementing a documented environmental management system worldwide and to becoming certified under the ISO 14001 standard to meet or exceed customer requirements. As of the end of 2008, 28 of the Company’s plants had ISO 14001 certification. The Company believes it has established adequate reserves to cover its environmental expenses and has a well-established environmental compliance audit program, which includes a proactive approach to bringing its domestic and international units to higher standards of environmental performance. This program measures performance against applicable laws, as well as standards that have been established for all units worldwide. It is difficult to assess the possible effect of compliance with future requirements that differ from existing ones. As previously reported, the Company is unsure of the future financial impact to the Company that could result from the United States Environmental Protection Agency’s (EPA’s) final rules to tighten the National Ambient Air Quality Standards for fine particulate and ozone. The Company is also unsure of potential future financial impacts to the Company that could result from possible future legislation regulating emissions of greenhouse gases.
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

Trade Law Enforcement
The U.S. government has six antidumping duty orders in effect covering ball bearings from France, Germany, Italy, Japan and the United Kingdom and tapered roller bearings from China. The Company is a producer of all of these products in the United States. The U.S. government determined in August 2006 that each of these six antidumping duty orders should remain in effect for an additional five years, after which the orders could be reviewed again.
Continued Dumping and Subsidy Offset Act (CDSOA)
The CDSOA provides for distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and people. The Company reported CDSOA receipts, net of expenses, of $10.2 million, $7.9 million and $87.9 million in 2008, 2007 and 2006, respectively.
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
In 2006, the U.S. Court of International Trade (CIT) ruled that the procedure for determining recipients eligible to receive CDSOA distributions is unconstitutional. In February 2009, the United States Court of Appeals for the Federal Circuit reversed the decision of the CIT. The Company is unable to determine, at this time, what the ultimate outcome of litigation regarding CDSOA will be.
There are a number of factors that can affect whether the Company receives any CDSOA distributions and the amount of such distributions in any given year. These factors include, among other things, potential additional changes in the law, ongoing and potential additional legal challenges to the law and the administrative operation of the law. Accordingly, the Company cannot reasonably estimate the amount of CDSOA distributions it will receive in future years, if any. It is possible that CIT rulings might prevent the Company from receiving any CDSOA distributions in 2009 and beyond. Any reduction of CDSOA distributions would reduce the Company’s earnings and cash flow.
Quarterly Dividend
On February 3, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share. The dividend will be paid on March 3, 2009 to shareholders of record as of February 20, 2009. This will be the 347th consecutive dividend paid on the common stock of the Company.

Forward — Looking Statements
Certain statements set forth in this document and in the Company’s 2008 Annual Report to Shareholders (including the Company’s forecasts, beliefs and expectations) that are not historical in nature are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management’s Discussion and Analysis on pages 19 through 43 contain numerous forward-looking statements. The Company cautions readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of the Company due to a variety of important factors, such as:
a)	changes in world economic conditions, including additional adverse effects from a global economic slowdown, terrorism or hostilities. This includes, but is not limited to, political risks associated with the potential instability of governments and legal systems in countries in which the Company or its customers conduct business, and changes in currency valuations;

b)	the effects of fluctuations in customer demand on sales, product mix and prices in the industries in which the Company operates. This includes the ability of the Company to respond to the rapid changes in customer demand, the effects of customer bankruptcies, the impact of changes in industrial business cycles and whether conditions of fair trade continue in the U.S. markets;

c)	competitive factors, including changes in market penetration, increasing price competition by existing or new foreign and domestic competitors, the introduction of new products by existing and new competitors and new technology that may impact the way the Company’s products are sold or distributed;

d)	changes in operating costs. This includes: the effect of changes in the Company’s manufacturing processes; changes in costs associated with varying levels of operations and manufacturing capacity; higher cost and availability of raw materials and energy; the Company’s ability to mitigate the impact of fluctuations in raw materials and energy costs and the operation of the Company’s surcharge mechanism; changes in the expected costs associated with product warranty claims; changes resulting from inventory management and cost reduction initiatives and different levels of customer demands; the effects of unplanned work stoppages; and changes in the cost of labor and benefits;

e)	the success of the Company’s operating plans, including its ability to achieve the benefits from its ongoing continuous improvement and rationalization programs; the ability of acquired companies to achieve satisfactory operating results; and the Company’s ability to maintain appropriate relations with unions that represent Company associates in certain locations in order to avoid disruptions of business;

f)	unanticipated litigation, claims or assessments. This includes, but is not limited to, claims or problems related to intellectual property, product liability or warranty, environmental issues, and taxes;

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Changes in short-term interest rates related to several separate funding sources impact the Company’s earnings. These sources are borrowings under an Asset Securitization, borrowings under the $500 million Senior Credit Facility, floating rate tax-exempt U.S. municipal bonds with a weekly reset mode and short-term bank borrowings at international subsidiaries. The Company is also sensitive to market risk for changes in interest rates, as they influence $63 million of debt that is subject to interest rate swaps. The Company has interest rate swaps with a total notional value of $63 million to hedge a portion of its fixed-rate debt. Under the terms of the interest rate swaps, the Company receives interest at fixed rates and pays interest at variable rates. The maturity date of the interest rate swaps is February 15, 2010. If the market rates for short-term borrowings increased by one-percentage-point around the globe, the impact would be an increase in interest expense of $2.5 million with a corresponding decrease in income before income taxes of the same amount. The amount was determined by considering the impact of hypothetical interest rates on the Company’s borrowing cost, year-end debt balances by category and an estimated impact on the tax-exempt municipal bonds’ interest rates.
Fluctuations in the value of the U.S. dollar compared to foreign currencies, including the Euro, also impacted the Company’s earnings. The greatest risk relates to products shipped between the Company’s European operations and the United States. Foreign currency forward contracts are used to hedge these intercompany transactions. Additionally, hedges are used to cover third-party purchases of product and equipment. As of December 31, 2008, there were $239.4 million of hedges in place. A uniform 10% weakening of the U.S. dollar against all currencies would have resulted in a charge of $9.8 million related to these hedges, which would have partially offset the otherwise favorable impact of the underlying currency fluctuation. In addition to the direct impact of the hedged amounts, changes in exchange rates also affect the volume of sales or foreign currency sales price as competitors’ products become more or less attractive.

Item 8. Financial Statements and Supplementary Data
Consolidated Statement of Income

	Year Ended December 31,
(Dollars in thousands, except per share data)	2008	2007	2006

Net sales	$5,663,660	$5,236,020	$4,973,365
Cost of products sold	4,422,191	4,182,186	3,968,271

Gross Profit	1,241,469	1,053,834	1,005,094

Selling, administrative and general expenses	724,987	695,283	677,342
Impairment and restructuring charges	64,383	40,378	44,881
(Gain) loss on divestitures	(8)	528	64,271

Operating Income	452,107	317,645	218,600

Interest expense	(44,934)	(42,684)	(49,387)
Interest income	5,971	7,045	4,605
Receipt of Continued Dumping & Subsidy Offset Act (CDSOA) payment, net of expenses	10,207	7,854	87,907
Other income (expense) — net	2,245	(7,603)	(7,491)

Income from Continuing Operations before Income Taxes	425,596	282,257	254,234
Provision for income taxes	157,926	62,868	77,795

Income from Continuing Operations	267,670	219,389	176,439
Income from discontinued operations, net of income taxes	—	665	46,088

Net Income	$267,670	$220,054	$222,527

Earnings Per Share:
Basic earnings per share
Continuing operations	$2.80	$2.32	$1.89
Discontinued operations	—	0.01	0.49

Net income per share	$2.80	$2.33	$2.38

Diluted earnings per share
Continuing operations	$2.78	$2.29	$1.87
Discontinued operations	—	0.01	0.49

Net income per share	$2.78	$2.30	$2.36

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheet

	December 31,
(Dollars in thousands)	2008	2007

ASSETS
Current Assets
Cash and cash equivalents	$116,306	$30,144
Accounts receivable, less allowances: 2008 - $56,459; 2007 - $42,351	609,397	748,483
Inventories, net	1,145,695	1,087,712
Deferred income taxes	83,438	69,137
Deferred charges and prepaid expenses	11,066	14,204
Other current assets	67,563	95,571

Total Current Assets	2,033,465	2,045,251

Property, Plant and Equipment-Net	1,743,866	1,722,081

Other Assets
Goodwill	230,049	271,784
Other intangible assets	173,704	160,452
Deferred income taxes	314,960	100,872
Other non-current assets	40,006	78,797

Total Other Assets	758,719	611,905

Total Assets	$4,536,050	$4,379,237

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$91,482	$108,370
Accounts payable and other liabilities	443,430	528,052
Salaries, wages and benefits	218,695	212,015
Income taxes payable	22,467	17,087
Deferred income taxes	5,131	4,700
Current portion of long-term debt	17,108	34,198

Total Current Liabilities	798,313	904,422

Non-Current Liabilities
Long-term debt	515,250	580,587
Accrued pension cost	844,045	169,364
Accrued postretirement benefits cost	613,045	662,379
Deferred income taxes	10,388	10,635
Other non-current liabilities	114,712	91,181

Total Non-Current Liabilities	2,097,440	1,514,146

Shareholders’ Equity
Class I and II Serial Preferred Stock without par value:
Authorized - 10,000,000 shares each class, none issued	—	—
Common stock without par value:
Authorized - 200,000,000 shares
Issued (including shares in treasury) (2008 - 96,891,501 shares; 2007 - 96,143,614 shares)
Stated capital	53,064	53,064
Other paid-in capital	838,315	809,759
Earnings invested in the business	1,580,084	1,379,876
Accumulated other comprehensive loss	(819,580)	(271,251)
Treasury shares at cost (2008 - 344,948 shares; 2007 - 335,105 shares)	(11,586)	(10,779)

Total Shareholders’ Equity	1,640,297	1,960,669

Total Liabilities and Shareholders’ Equity	$4,536,050	$4,379,237

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows

	Year Ended December 31,
(Dollars in thousands)	2008	2007	2006

CASH PROVIDED (USED)

Operating Activities
Net income	$267,670	$220,054	$222,527
Net (income) from discontinued operations	—	(665)	(46,088)
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	230,994	218,353	196,592
Impairment charges	51,786	11,738	15,267
(Gain) loss on sale of assets	(14,206)	7,009	65,405
Deferred income tax provision (benefit)	3,626	11,401	(26,395)
Stock-based compensation expense	16,800	16,127	15,594
Pension and other postretirement expense	87,473	121,940	151,467
Pension and other postretirement benefit payments	(72,218)	(152,888)	(316,409)
Changes in operating assets and liabilities:
Accounts receivable	123,784	(15,744)	(5,987)
Inventories	(98,815)	(44,186)	(6,743)
Accounts payable and accrued expenses	(32,993)	(26,088)	40,912
Other — net	5,479	(31,048)	(13,517)

Net Cash Provided by Operating Activities — Continuing Operations	569,380	336,003	292,625
Net Cash Provided by Operating Activities - Discontinued Operations	—	665	44,303

Net Cash Provided by Operating Activities	569,380	336,668	336,928

Investing Activities
Capital expenditures	(271,776)	(313,921)	(296,093)
Acquisitions	(86,024)	(204,422)	(17,953)
Proceeds from disposals of property, plant and equipment	36,588	21,193	9,207
Divestitures	—	698	203,316
Other	517	(118)	(2,922)

Net Cash Used by Investing Activities — Continuing Operations	(320,695)	(496,570)	(104,445)
Net Cash Used by Investing Activities — Discontinued Operations	—	—	(26,423)

Net Cash Used by Investing Activities	(320,695)	(496,570)	(130,868)

Financing Activities
Cash dividends paid to shareholders	(67,462)	(62,966)	(58,231)
Net proceeds from common share activity	16,909	37,804	22,963
Accounts receivable securitization financing borrowings	225,000	—	170,000
Accounts receivable securitization financing payments	(225,000)	—	(170,000)
Proceeds from issuance of long-term debt	810,353	286,286	272,549
Payments on long-term debt	(884,082)	(240,643)	(392,100)
Short-term debt activity — net	(21,639)	58,598	(21,891)

Net Cash (Used) Provided by Financing Activities	(145,921)	79,079	(176,710)
Effect of exchange rate changes on cash	(16,602)	9,895	6,305

Increase (Decrease) In Cash and Cash Equivalents	86,162	(70,928)	35,655
Cash and cash equivalents at beginning of year	30,144	101,072	65,417

Cash and Cash Equivalents at End of Year	$116,306	$30,144	$101,072

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statement of Shareholders’ Equity

		Common Stock		Earnings	Accumulated
			Other	Invested	Other
		Stated	Paid-In	in the	Comprehensive	Treasury
	Total	Capital	Capital	Business	Loss	Stock

(Dollars in thousands, except per share data)
Year Ended December 31, 2006
Balance at January 1, 2006	$1,497,067	$53,064	$719,001	$1,052,871	$(323,449)	$(4,420)
Net income	222,527			222,527
Foreign currency translation adjustments (net of income tax of $386)	56,293				56,293
Minimum pension liability adjustment prior to adoption of SFAS No. 158 (net of income tax of $31,723)	56,411				56,411
Change in fair value of derivative financial instruments, net of reclassifications	(1,451)				(1,451)

Total comprehensive income	333,780
Adjustment recognized upon adoption of SFAS No. 158 (net of income tax of $184,453)	(332,366)				(332,366)
Dividends — $0.62 per share	(58,231)			(58,231)
Tax benefit from stock compensation	4,526		4,526
Issuance (tender) of 74,369 shares from treasury (1)	1,829		(7)			1,836
Issuance of 1,084,121 shares from authorized (1)	29,575		29,575

Balance at December 31, 2006	$1,476,180	$53,064	$753,095	$1,217,167	$(544,562)	$(2,584)

Year Ended December 31, 2007
Net income	220,054			220,054
Foreign currency translation adjustments (net of income tax of $5,034)	95,690				95,690
Pension and postretirement liability adjustment, (net of income tax of $84,430)	177,083				177,083
Change in fair value of derivative financial instruments, net of reclassifications	538				538

Total comprehensive income	493,365
Cumulative effect of adoption of FIN 48	5,621			5,621
Dividends — $0.66 per share	(62,966)			(62,966)
Tax benefit from stock compensation	5,830		5,830
Issuance (tender) of 255,100 shares from treasury (1)	(8,160)		35			(8,195)
Issuance of 1,899,207 shares from authorized (1)	50,799		50,799

Balance at December 31, 2007	$1,960,669	$53,064	$809,759	$1,379,876	$(271,251)	$(10,779)

Year Ended December 31, 2008
Net income	267,670			267,670
Foreign currency translation adjustments	(149,873)				(149,873)
Pension and postretirement liability adjustment, (net of income tax of $232,656)	(397,577)				(397,577)
Unrealized gain on marketable securities (net of income tax of $136)	264				264
Change in fair value of derivative financial instruments, net of reclassifications	(1,143)				(1,143)

Total comprehensive income	(280,659)
Dividends — $0.70 per share	(67,462)			(67,462)
Tax benefit from stock compensation	4,466		4,466
Issuance (tender) of 9,843 shares from treasury (1)	(493)		314			(807)
Issuance of 738,044 shares from authorized (1)	23,776		23,776

Balance at December 31, 2008	$1,640,297	$53,064	$838,315	$1,580,084	$(819,580)	$(11,586)

See accompanying Notes to Consolidated Financial Statements.

(1)	Share activity was in conjunction with employee benefit and stock option plans.

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
Revenue Recognition: The Company recognizes revenue when title passes to the customer. This occurs at the shipping point except for certain exported goods and certain foreign entities, where title passes when the goods reach their destination. Selling prices are fixed based on purchase orders or contractual arrangements. Shipping and handling costs are included in Cost of products sold in the Consolidated Statement of Income.
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
Inventories: Inventories are valued at the lower of cost or market, with approximately 48% valued by the last-in, first-out (LIFO) method and the remaining 52% valued by the first-in, first-out (FIFO) method. The majority of the Company’s domestic inventories are valued by the LIFO method and all of the Company’s international inventories are valued by the FIFO method. If all inventories had been valued at FIFO, inventories would have been $307,500 and $228,700 greater at December 31, 2008 and 2007, respectively. The components of inventories are as follows:

	December 31,
	2008	2007

Inventories:
Manufacturing supplies	$89,070	$81,716
Work in process and raw materials	474,906	484,580
Finished products	581,719	521,416

Total Inventories	$1,145,695	$1,087,712

The Company recognized LIFO expense of $78,800 during 2008, compared to LIFO expense of $37,300 during 2007. The higher LIFO expense recorded during 2008 was due to high raw material costs and higher quantities of inventory on hand.
Effective January 1, 2007, the Company changed the method of accounting for certain product inventories for one of its domestic legal entities from the FIFO method to the LIFO method. This change affected approximately 8% of the Company’s total gross inventory at December 31, 2006. As a result of this change, substantially all domestic inventories are stated at the lower of cost, as determined on a LIFO basis, or market. The change is preferable because it improves financial reporting by supporting the continued integration of the Company’s domestic bearing business, as well as providing a consistent and uniform costing method across the Company’s domestic operations and reduces the complexity of intercompany transactions. Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections,” requires that a change in accounting principle be reflected through retrospective application of the new accounting principle to all prior periods, unless it is impractical to do so. The Company has determined that retrospective application to a period prior to January 1, 2007 is not practical as the necessary information needed to restate prior periods is not available. Therefore, the Company began to apply the LIFO method to these inventories beginning January 1, 2007. The adoption of the LIFO method for these inventories reduced the Company’s 2007 results of operations by approximately $6,500.

Note 1 — Significant Accounting Policies (continued)
Investments: The Company accounts for investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s business in India holds investments in mutual funds of $23,640. These investments are classified as “available-for-sale” securities and are in included in Other current assets on the Consolidated Balance Sheet. Unrealized gains and losses are included in Other comprehensive income, net of tax, on the Consolidated Balance Sheet. Realized gains and losses are included in Other income (expense) — net in the Consolidated Statement of Income.
Property, Plant and Equipment: Property, plant and equipment is valued at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred. The provision for depreciation is computed principally by the straight-line method based upon the estimated useful lives of the assets. The useful lives are approximately 30 years for buildings, three to 10 years for capitalized software and three to 20 years for machinery and equipment. Depreciation expense was $215,914, $206,224 and $185,896 in 2008, 2007 and 2006, respectively. The components of property, plant and equipment are as follows:

	December 31,
	2008	2007

Property, Plant and Equipment:
Land and buildings	$705,701	$668,005
Machinery and equipment	3,323,695	3,264,741

Subtotal	4,029,396	3,932,746
Less allowances for depreciation	(2,285,530)	(2,210,665)

Property, Plant and Equipment — net	$1,743,866	$1,722,081

At December 31, 2008 and 2007, property, plant and equipment — net included approximately $128,755 and $114,472, respectively, in capitalized software. Capitalized software is included in machinery and equipment. Depreciation expense on capitalized software was approximately $19,100 and $9,700 in 2008 and 2007, respectively. Assets held for sale at December 31, 2008 and 2007 were $7,020 and $12,340, respectively. Assets held for sale relate to land and buildings in Torrington, Connecticut and Clinton, South Carolina, and are classified as Other current assets on the Consolidated Balance Sheet.
On February 15, 2008, the Company completed the sale of its former seamless steel tube manufacturing facility located in Desford, England for approximately $28,400. The Company recognized a pretax gain of approximately $20,400 during the first quarter of 2008 and recorded the gain in Other income (expense) — net in the Company’s Consolidated Statement of Income. This facility was classified as assets held for sale at December 31, 2007.
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
Income Taxes: The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and tax credit carryforwards. The Company records valuation allowances against deferred tax assets by tax jurisdiction when it is more likely than not that such assets will not be realized. Uncertain tax positions are provided for in accordance with the requirements of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48). The Company records interest and penalties related to uncertain tax positions as a component of income tax expense.

Note 1 — Significant Accounting Policies (continued)
Foreign Currency Translation: Assets and liabilities of subsidiaries, other than those located in highly inflationary countries, are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing throughout the year. The related translation adjustments are reflected as a separate component of accumulated other comprehensive loss. Gains and losses resulting from foreign currency transactions and the translation of financial statements of subsidiaries in highly inflationary countries are included in the Consolidated Statement of Income. The Company recorded foreign currency exchange losses of $4,797 in 2008, $7,981 in 2007 and $5,354 in 2006.
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
Recently Adopted Accounting Pronouncements:
In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value that is based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information to develop those assumptions. Additionally, the standard expands the disclosures about fair value measurements to include separately disclosing the fair value measurements of assets or liabilities within each level of the fair value hierarchy. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective January 1, 2008, did not have a material impact on the Company’s results of operations and financial condition.
In December 2008, the FASB issued FASB Staff Position (FSP) FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” FSP FAS 140-4 and 46(R)-8 requires additional disclosures about transfers of financial assets and involvement with variable interest entities. FSP FAS 140-4 and 46(R)-8 was effective for the first reporting period ending after December 15, 2008. The adoption of FSP FAS 140-4 and 46(R)-8 did not have a material impact on the Company’s results of operations and financial condition.
Recently Issued Accounting Pronouncements:
In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company’s significant nonfinancial assets and liabilities that could be impacted by this deferral include assets and liabilities initially measured at fair value in a business combination and goodwill tested annually for impairment. The adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities is not expected to have a material impact on the Company’s results of operations and financial condition.

Note 1 — Significant Accounting Policies (continued)
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” SFAS
No. 141(R). SFAS No. 141(R) provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests and goodwill acquired in a business combination. SFAS No. 141(R) also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141(R) is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141(R) is not expected to have a material impact on the Company’s results of operations and financial condition.
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
In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” FSP FAS 132(R)-1 requires the disclosure of additional information about investment allocation, fair values of major categories of assets, development of fair value measurements and concentrations of risk. FSP FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The adoption of FSP FAS 132(R)-1 is not expected to have a material impact on the Company’s results of operations and financial condition.
Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are reviewed and updated regularly to reflect recent experience.
Reclassifications: Certain amounts reported in the 2007 and 2006 Consolidated Financial Statements have been reclassified to conform to the 2008 presentation. Effective January 1, 2008, the Company began operating under new reportable segments. Refer to Note 14 — Segment Information for further discussion.
Note 2 — Acquisitions and Divestitures
Acquisitions
In November 2008, the Company purchased the assets of EXTEX, Ltd. (EXTEX), a leading designer and marketer of high-quality replacement engine parts for the aerospace aftermarket, for $28,782, including acquisition costs. The acquisition will add most of EXTEX’s nearly 600 Federal Aviation Administration (FAA) parts manufacturer approval (PMA) components to the Company’s existing portfolio of more than 1,400 PMAs. This expanded PMA base further positions the Company to offer comprehensive fleet-support programs, including asset management that maximizes uptime for aircraft operators. Based in Gilbert, Arizona, EXTEX employs 20 people and had 2007 sales of approximately $15,400. The results of the operations of EXTEX are included in the Company’s Consolidated Statement of Income for the periods subsequent to the effective date of the acquisition. The purchase price allocation of EXTEX, Ltd. included in-process PMAs. Generally accepted accounting principles do not allow the capitalization of research and development of this nature; therefore, a write-off of $892 is included in Cost of products sold in the Consolidated Statement of Income in 2008.

Note 2 — Acquisitions and Divestitures (continued)
In February 2008, the Company purchased the assets of Boring Specialties, Inc. (BSI), a leading provider of a wide range of precision deep-hole oil and gas drilling and extraction products and services, for $56,897, including acquisition costs. The acquisition will extend the Company’s presence in the energy market by adding BSI’s value-added products to the Company’s current range of alloy steel products for oil and gas customers. The acquisition agreement allows for an earnout payment of up to $15,000 to be paid if certain milestones are met over the following five years. BSI is based in Houston, Texas, employs 190 people and had 2006 sales of approximately $48,000. The results of the operations of BSI are included in the Company’s Consolidated Statement of Income for the period subsequent to the effective date of the acquisition.
In October 2007, the Company purchased the assets of The Purdy Corporation (Purdy), a leading precision manufacturer and systems integrator for military and commercial aviation customers, for $203,243, including acquisition costs. Purdy’s expertise includes design, manufacturing, testing, overhaul and repair of transmissions, gears, rotor-head systems and other high-complexity components for helicopter and fixed-wing aircraft platforms. Purdy is based in Manchester, Connecticut, employs more than 200 people and had 2006 sales of approximately $87,000. The acquisition will further expand the growing range of power-transmission products and capabilities the Company provides to the aerospace market. The results of the operations of Purdy are included in the Company’s Consolidated Statement of Income for the periods subsequent to the effective date of acquisition.
In December 2006, the Company purchased the assets of Turbo Engines, Inc., a provider of aircraft engine overhaul and repair services, for $15,024, including acquisition costs. In July 2006, the Company also purchased the assets of Turbo Technologies, Inc., a provider of aircraft engine overhaul and repair services, for $4,453, including acquisition costs. The results of the operations of Turbo Engines and Turbo Technologies are included in the Company’s Consolidated Statement of Income for the periods subsequent to the effective date of acquisition.
Pro forma results of the operations are not presented because the effect of the acquisitions was not significant in 2008, 2007 and 2006. The initial purchase price allocation and any subsequent purchase price adjustments for acquisitions in 2008, 2007 and 2006 are presented below. Some of the 2008 purchase price allocations are preliminary and may require a subsequent adjustment.

	2008	2007	2006

Assets Acquired:
Accounts receivable	$11,447	$13,167	$1,855
Inventories	13,083	48,304	8,229
Deferred income taxes	—	1,266	—
Other current assets	120	317	—
Property, plant and equipment — net	12,766	19,709	1,501
Goodwill	24,669	57,636	2,076
Other intangible assets	28,502	66,310	5,775

	$90,587	$206,709	$19,436

Liabilities Assumed:
Accounts payable and other liabilities	$4,563	$1,648	$1,483
Salaries, wages and benefits	—	415	—
Income taxes payable	—	219	—
Deferred income taxes — current	—	5	—

	4,563	2,287	1,483

Net Assets Acquired	$86,024	$204,422	$17,953

Note 2 — Acquisitions and Divestitures (continued)
Divestitures
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

	2007	2006

Net sales	$—	$328,181

Earnings before income taxes from operations	—	53,510
Income tax on operations	—	(20,271)
Gain on divestiture	1,098	21,204
Income tax on disposal	(433)	(8,355)

Income from discontinued operations	$665	$46,088

The gain on divestiture recorded in 2007 primarily represents a purchase price adjustment. As of December 31, 2008 and 2007, there were no assets or liabilities remaining from the divestiture of Latrobe Steel. Refer to Note 13 — Retirement and Postretirement Benefit Plans for a discussion of pension and postretirement benefit obligations that were retained by Latrobe Steel and those that are the responsibility of the Company after the sale.
In December 2006, the Company completed the divestiture of its automotive steering business. This business was part of the Mobile Industries segment. The divestiture of the automotive steering business did not qualify for discontinued operations because it was not a component of an entity as defined by SFAS No. 144. The Company recognized a pretax loss on divestiture of $54,300, and the loss is reflected in (Gain) loss on divestitures in the Consolidated Statement of Income. In June 2006, the Company completed the divestiture of its Timken Precision Components — Europe business. This business was part of the Steel segment. The Company recognized a pretax loss on divestiture of $9,971, and the loss was reflected in (Gain) loss on divestitures in the Consolidated Statement of Income. The results of operations and net assets of the divested businesses were immaterial to the consolidated results of operations and financial position of the Company.
Note 3 — Earnings Per Share
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the years ended December 31:

	2008	2007	2006

Numerator:
Income from continuing operations for basic earnings per share and diluted earnings per share	$267,670	$219,389	$176,439
Denominator:
Weighted-average number of shares outstanding — basic	95,650,104	94,639,065	93,325,729
Effect of dilutive securities:
Stock options and awards — based on the treasury stock method	622,659	973,170	968,987

Weighted-average number of shares outstanding, assuming dilution of stock options and awards	96,272,763	95,612,235	94,294,716

Basic earnings per share from continuing operations	$2.80	$2.32	$1.89

Diluted earnings per share from continuing operations	$2.78	$2.29	$1.87

The exercise prices for certain stock options that the Company has awarded exceed the average market price of the Company’s common stock. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. The antidilutive stock options outstanding were 1,453,512, 505,497 and 737,122 during 2008, 2007 and 2006, respectively.

Note 3 — Earnings Per Share (continued)
Under the performance unit component of the Company’s long-term incentive plan, the Compensation Committee of the Board of Directors can elect to make payments that become due in the form of cash or shares of the Company’s common stock. Refer to Note 9 — Stock Compensation Plans for additional discussion. Performance units granted, if fully earned, would represent 705,563 shares of the Company’s common stock at December 31, 2008. These performance units have not been included in the calculation of dilutive securities.
Note 4 — Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following for the years ended December 31:

	2008	2007	2006

Foreign currency translation adjustments, net of tax	$52,448	$202,321	$106,631
Pension and postretirement benefits adjustments, net of tax	(870,804)	(473,227)	(650,310)
Unrealized gain on marketable securities, net of tax	264	—	—
Fair value of open foreign currency cash flow hedges, net of tax	(1,488)	(345)	(883)

Accumulated Other Comprehensive Loss	$(819,580)	$(271,251)	$(544,562)

In 2006, the Company recorded non-cash credits of $5,293 on dissolution of inactive subsidiaries, which related primarily to the transfer of accumulated foreign currency translation losses to Other income (expense) — net in the Consolidated Statement of Income.
Note 5 — Financing Arrangements
Short-term debt at December 31, 2008 and 2007 was as follows:

	2008	2007

Variable-rate lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 2.85% to 15.50% and 4.44% to 12.75% at December 31, 2008 and 2007, respectively	$91,482	$108,370

Short-term debt	$91,482	$108,370

The lines of credit for certain of the Company’s foreign subsidiaries provide for borrowings up to $425,983. At December 31, 2008, the Company had borrowings outstanding of $91,482, which reduced the availability under these facilities to $334,501.
The Company has a $175,000 Accounts Receivable Securitization Financing Agreement (Asset Securitization Agreement), renewable every 364 days. On December 19, 2008, the Company renewed its Asset Securitization Agreement for $175,000. Prior to the renewal, the Company’s Asset Securitization Agreement was $200,000. Under the terms of the Asset Securitization Agreement, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary that in turn uses the trade receivables to secure borrowings, which are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the agreement are limited to certain borrowing base calculations. Any amounts outstanding under this Asset Securitization Agreement would be reported on the Company’s Consolidated Balance Sheet in Short-term debt. As of December 31, 2008 and 2007, there were no outstanding borrowings under the Asset Securitization Agreement. Although the Company had no outstanding borrowings under the Asset Securitization as of December 31, 2008, certain borrowing base limitations reduced the availability under the Asset Securitization to $115,174. The yield on the commercial paper, which is the commercial paper rate plus program fees, is considered a financing cost and is included in Interest expense in the Consolidated Statement of Income. This rate was 2.59%, 5.90% and 5.84%, at December 31, 2008, 2007 and 2006, respectively.

Note 5 — Financing Arrangements (continued)
Long-term debt at December 31, 2008 and 2007 was as follows:

	2008	2007

Fixed-rate Medium-Term Notes, Series A, due at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	$175,000	$191,933
Variable-rate Senior Credit Facility (5.71% at December 31, 2007)	—	55,000
Variable-rate State of Ohio Air Quality Development Revenue Refunding Bonds, maturing on November 1, 2025 (1.00% at December 31, 2008)	12,200	12,200
Variable-rate State of Ohio Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (1.40% at December 31, 2008)	9,500	9,500
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (1.40% at December 31, 2008)	17,000	17,000
Variable-rate Unsecured Canadian Note, maturing on December 22, 2010 (2.90% at December 31, 2008)	47,104	57,916
Fixed-rate Unsecured Notes, maturing on February 15, 2010 with an interest rate of 5.75%	252,357	250,307
Variable-rate credit facility with US Bank for Advanced Green Components, LLC, maturing on July 17, 2009 (1.44% at December 31 , 2008)	12,240	12,240
Other	6,957	8,689

	532,358	614,785
Less current maturities	17,108	34,198

Long-term debt	$515,250	$580,587

The maturities of long-term debt for the five years subsequent to December 31, 2008 are as follows: 2009 — $17,108; 2010 — $301,206; 2011 — $222; 2012 — $118; and 2013 — $6.
Interest paid was approximately $46,000 in 2008, $40,700 in 2007 and $51,600 in 2006. This differs from interest expense due to the timing of payments and interest capitalized of approximately $3,000 in 2008, $5,700 in 2007 and $3,300 in 2006. The weighted-average interest rate on short-term debt during the year was 4.1% in 2008, 5.3% in 2007 and 4.6% in 2006. The weighted-average interest rate on short-term debt outstanding at December 31, 2008 and 2007 was 5.4% and 5.0%, respectively.
The Company has a $500,000 Amended and Restated Credit Agreement (Senior Credit Facility) that matures on June 30, 2010. At December 31, 2008, the Company had no outstanding borrowings and had issued letters of credit under this facility totaling $41,977, which reduced the availability under the Senior Credit Facility to $458,023. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At December 31, 2008, the Company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements.
In December 2005, the Company entered into a 57,800 Canadian dollar unsecured loan in Canada. The principal balance of the loan is payable in full on December 22, 2010. The interest rate is variable based on the Canadian LIBOR rate and interest payments are due quarterly.
In January 2008, the Company repaid $17,000 of medium-term notes.
Advanced Green Components, LLC (AGC) is a joint venture of the Company formerly accounted for using the equity method. The Company is the guarantor of $6,120 of AGC’s $12,240 credit facility with US Bank. Effective September 30, 2006, the Company consolidated AGC and its outstanding debt. Refer to Note 12 — Equity Investments for additional discussion.
The Company and its subsidiaries lease a variety of real property and equipment. Rent expense under operating leases amounted to $47,484, $39,192 and $31,027 in 2008, 2007, and 2006, respectively. At December 31, 2008, future minimum lease payments for noncancelable operating leases totaled $154,720 and are payable as follows: 2009 — $42,044; 2010 — $27,692; 2011 — $18,894; 2012 — $16,150; 2013 — $13,850; and $36,090 thereafter.

Note 6 — Impairment and Restructuring Charges
Impairment and restructuring charges are comprised of the following for the years ended December 31:

	2008	2007	2006

Impairment charges	$51,786	$11,738	$15,267
Severance expense and related benefit costs	8,306	23,124	25,837
Exit costs	4,291	5,516	3,777

Total	$64,383	$40,378	$44,881

Workforce Reductions
In December 2008, the Company recorded $4,165 in severance and related benefits costs to eliminate approximately 110 associates as a result of the current downturn in the economy and current and anticipated market demand. Of the $4,165 charge, $1,975 related to the Mobile Industries segment, $772 related to the Process Industries segment, $1,098 related to the Steel segment and $320 related to Corporate.
Bearings and Power Transmission Reorganization
In August 2007, the Company announced the realignment of its management structure. During the first quarter of 2008, the Company began to operate under two major business groups: the Steel Group and the Bearings and Power Transmission Group. The Bearings and Power Transmission Group is composed of three reportable segments: Mobile Industries, Process Industries and Aerospace and Defense. The organizational changes have streamlined operations and eliminated redundancies. The Company realized pretax savings of approximately $18,000 in 2008 as a result of these changes. During 2008 and 2007, the Company recorded $2,484 and $3,513, respectively, of severance and related benefit costs related to this initiative. The severance charge of $2,484 for 2008 was attributable to 76 associates and primarily related to the Mobile Industries segment. The severance charge of $3,513 for 2007 was attributable to 72 associates throughout the Company’s bearing organization. Half of the severance charge related to the Mobile Industries segment and half related to the Process Industries segment.
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
In September 2006, the Company announced further planned reductions in its Mobile Industries’ workforce. In March 2007, the Company announced the planned closure of its manufacturing facility in Sao Paulo, Brazil. However, the closure of the manufacturing facility in Sao Paulo, Brazil has been delayed temporarily to serve higher customer demand. The Company currently believes it will close this facility sometime before the end of 2010.
These plans were targeted to collectively deliver annual pretax savings of approximately $75,000, with expected net workforce reductions of approximately 1,300 to 1,400 positions and pretax costs of approximately $115,000 to $125,000, which include restructuring costs and rationalization costs recorded in cost of products sold and selling, administrative and general expenses. Mobile Industries has incurred cumulative pretax costs of approximately $101,755 as of December 31, 2008 for these plans. As of December 31, 2008, the Company has recognized approximately $50,000 in annual pretax savings for these plans. The Company now believes it will only realize annual pretax savings of approximately $55,000 for these plans. The reduction in the savings to be delivered by these plans is lower than original estimates due to the reduced market activity as a result of the global recession compared to 2005 and 2006, when these plans were developed. Due to the delay in the timing of the closure of the manufacturing facility in Sao Paulo, Brazil, the Company expects to realize the remaining $5,000 of annual pretax savings before the end of 2010, once this facility closes.

Note 6 — Impairment and Restructuring Charges (continued)
In 2008, the Company recorded $1,505 of severance and related benefit costs, $1,131 of exit costs and $1,015 of impairment charges associated with the Mobile Industries’ restructuring and workforce reduction plans. Exit costs of $800 recorded during 2008 were the result of environmental charges related to the eventual closure of the manufacturing facility in Sao Paulo, Brazil. In 2007, the Company recorded $11,701 of severance and related benefit costs, $2,559 of exit costs and $1,530 of impairment charges associated with the Mobile Industries’ restructuring and workforce reduction plans. Exit costs of $1,744 recorded during 2007 were the result of environmental charges related to the eventual closure of the manufacturing facility in Sao Paulo, Brazil. In 2006, the Company recorded $16,502 of severance and related benefit costs, $1,558 of exit costs and $1,620 of impairment charges associated with the Mobile Industries’ restructuring and workforce reduction plans.
The Company recorded impairment charges of $48,765 in 2008, representing the write-off of goodwill associated with the Mobile Industries segment. In accordance with SFAS No. 142, the Company is required to review goodwill and indefinite-lived intangibles for impairment annually. The Company performed this annual test during the fourth quarter of 2008 using an income approach (discounted cash flow model) and a market approach. As a result of the recent economic downturn, management’s forecasts of earnings and cash flow have declined significantly. The Company utilizes these forecasts for the income approach as part of the goodwill impairment review. As a result of the lower earnings and cash flow forecasts, the Company determined that the Mobile Industries segment could not support the carrying value of its goodwill. In 2006, the Company recorded impairment charges of $11,915 representing the write-off of goodwill associated with the former automotive segment that is now part of the Mobile Industries segment in accordance with SFAS No. 142.
In 2008, the Company also recorded $924 of environmental exit costs related to a former plant in Columbus, Ohio. During 2006, the Company recorded $1,356 of environmental exit costs related to this plant. In 2007, the Company recorded an impairment charge of $5,300 related to an impairment of fixed assets at one of the Mobile Industries’ foreign entities as a result of the carrying value of these assets exceeding expected future cash flows due to the then-anticipated sale of this facility. In 2008, the Company recorded an additional impairment charge of $310 related to this foreign entity.
In November 2006, the Company announced plans to vacate its Torrington, Connecticut office complex. In 2006, the Company recorded $654 of severance and related benefit costs and $241 of impairment charges associated with the Mobile Industries segment vacating the Torrington complex.
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
In 2008, the Company recorded $1,292 of impairment charges and $1,845 of exit costs associated with the Process Industries’ rationalization plans. In 2007, the Company recorded $4,757 of impairment charges and $571 of exit costs associated with the Process Industries’ rationalization plans. In 2006, the Company recorded $971 of impairment charges and $571 of exit costs associated with the Process Industries’ rationalization plans. Including rationalization costs recorded in cost of products sold and selling, administrative and general expenses, the Process Industries segment has incurred cumulative pretax costs of approximately $36,361 as of December 31, 2008 for these rationalization plans. As of December 31, 2008, the Process Industries segment has recognized approximately $15,000 in annual pretax savings.
In 2006, the Company recorded an additional $1,501 of severance and related benefit costs and $160 of impairment charges for the Process Industries segment related to the announced plans to vacate its Torrington campus office complex.
Steel
In April 2007, the Company completed the closure of its seamless steel tube manufacturing facility located in Desford, England. The Company recorded $391 of exit costs in 2008, $7,327 of severance and related benefit costs and $2,386 of exit costs in 2007 and $6,890 of severance and related benefit costs in 2006 related to this action.
In addition, the Company recorded an impairment charge and removal costs of $652 in 2006 related to the write-down of property, plant and equipment at one of the Steel segment’s facilities.

Note 6 — Impairment and Restructuring Charges (continued)
Impairment and restructuring charges by segment are as follows:
Year ended December 31, 2008:

	Mobile	Process
	Industries	Industries	Steel	Corporate	Total

Impairment charges	$50,494	$1,292	$—	$—	$51,786
Severance expense and related benefit costs	6,275	624	1,087	320	8,306
Exit costs	2,055	1,845	391	—	4,291

Total	$58,824	$3,761	$1,478	$320	$64,383

Year ended December 31, 2007:

	Mobile	Process
	Industries	Industries	Steel	Corporate	Total

Impairment charges	$6,830	$4,908	$—	$—	$11,738
Severance expense and related benefit costs	13,954	1,602	7,568	—	23,124
Exit costs	2,559	571	2,386	—	5,516

Total	$23,343	$7,081	$9,954	$—	$40,378

Year ended December 31, 2006:

	Mobile	Process
	Industries	Industries	Steel	Corporate	Total

Impairment charges	$13,776	$1,131	$360	$—	$15,267
Severance expense and related benefit costs	17,299	1,648	6,890	—	25,837
Exit costs	2,914	571	292	—	3,777

Total	$33,989	$3,350	$7,542	$—	$44,881

The rollforward of the restructuring accrual is as follows for the years ended December 31:

	2008	2007	2006

Beginning balance, January 1	$24,455	$31,985	$18,143
Expense	12,597	28,640	29,614
Payments	(18,106)	(36,170)	(15,772)

Ending balance, December 31	$18,946	$24,455	$31,985

The restructuring accrual at December 31, 2008, 2007 and 2006, respectively, is included in Accounts payable and other liabilities on the Consolidated Balance Sheet. The accrual at December 31, 2008 includes $11,071 of severance and related benefits, with the remainder of the balance primarily representing environmental exit costs. Approximately half of the $11,071 accrual related to severance and related benefits is expected to be paid by the end of 2009, with the remainder paid before the end of 2010, pending the closure of the manufacturing facility in Sao Paulo, Brazil.

Note 7 — Contingencies
The Company and certain of its U.S. subsidiaries have been designated as potentially responsible parties (PRPs) by the United States Environmental Protection Agency for site investigation and remediation under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund) with respect to certain sites. The claims for remediation have been asserted against numerous other entities, which are believed to be financially solvent and are expected to fulfill their proportionate share of the obligation. In addition, the Company is subject to various lawsuits, claims and proceedings, which arise in the ordinary course of its business. The Company accrues costs associated with environmental, legal and non-income tax matters when they become probable and reasonably estimable. Accruals are established based on the estimated undiscounted cash flows to settle the obligations and are not reduced by any potential recoveries from insurance or other indemnification claims. Management believes that any ultimate liability with respect to these actions, in excess of amounts provided, will not materially affect the Company’s Consolidated Financial Statements.
The Company is also the guarantor of debt for AGC, an equity investment of the Company. The Company guarantees $6,120 of AGC’s outstanding long-term debt of $12,240 with US Bank. In case of default by AGC, the Company has agreed to pay the outstanding balance, pursuant to the guarantee, due as of the date of default. The debt matures on July 17, 2009. Refer to Note 12 — Equity Investments for additional discussion.
Product Warranties
The Company provides limited warranties on certain of its products. The Company accrues liabilities for warranty policies based upon specific claims and a review of historical warranty claim experience in accordance with SFAS No. 5, “Accounting for Contingencies.” The Company records and accounts for its warranty reserve based on specific claim incidents. Should the Company become aware of a specific potential warranty claim for which liability is probable and reasonably estimable, a specific charge is recorded and accounted for accordingly. Adjustments are made quarterly to the accruals as claim data and historical experience change.
The following is a rollforward of the warranty reserves for 2008 and 2007:

	2008	2007

Beginning balance, January 1	$12,571	$20,023
Expense	2,125	3,068
Payments	(6,581)	(10,520)

Ending balance, December 31	$8,115	$12,571

The product warranty accrual for 2008 and 2007 was included in Accounts payable and other liabilities on the Consolidated Balance Sheet.
Note 8 — Goodwill and Other Intangible Assets
During the first quarter of 2008, the Company began to operate under four reportable segments: Mobile Industries, Process Industries, Aerospace and Defense and Steel. SFAS No. 142 required the Company to allocate the carrying value of its goodwill to its reporting units based on the relative fair value of each reporting unit. The Company considers its reportable segments to be its reporting units. As such, the Company has reclassified its goodwill to conform to the new segment presentation.
SFAS No. 142 requires that goodwill and indefinite-lived intangible assets be tested at least annually for impairment. The Company performs its annual impairment test during the fourth quarter after the annual forecasting process is completed. In reviewing goodwill for impairment, potential impairment is identified by comparing the fair value of each reporting unit using an income approach (a discounted cash flow model) and a market approach, with its carrying value. As a result of the recent economic downturn, management’s forecasts of earnings and cash flow have declined significantly. The Company utilizes these forecasts for the income approach as part of the goodwill impairment review. As a result of the lower earnings and cash flow forecasts, the Company determined that the Mobile Industries segment could not support the carrying value of its goodwill. As a result, the Company recorded a pretax impairment loss of $48,765, which was reported in Impairment and restructuring charges in the Consolidated Statement of Income. In 2007, no impairment loss was recorded. In 2006, the Company concluded that the entire amount of goodwill was impaired for its former Automotive segment that is now part of the Mobile Industries segment. The Company recorded a pretax impairment loss of $11,915 in 2006.

Note 8 — Goodwill and Other Intangible Assets (continued)
As a result of the goodwill impairment loss recorded for the Mobile Industries segment in 2008, the Company reviewed other long-lived assets for impairment. The Company concluded that other long-lived assets, such as property, plant and equipment and intangible assets subject to amortization, were not impaired as a result of this review.
Changes in the carrying value of goodwill are as follows:
Year ended December 31, 2008:

	Beginning
	Balance	Acquisitions	Impairment	Other	Ending Balance

Segment:
Mobile Industries	$63,251	$—	$(48,765)	$(14,486)	$—
Process Industries	55,651	—	—	(2,795)	52,856
Aerospace and Defense	152,882	15,034	—	(358)	167,558
Steel	—	9,635	—	—	9,635

Total	$271,784	$24,669	$(48,765)	$(17,639)	$230,049

“Other” for 2008 primarily included foreign currency translation adjustments. The purchase price allocations are preliminary for acquisitions completed in 2008 because the Company is waiting for final valuation reports, and may be subsequently adjusted.
Changes in the carrying value of goodwill are as follows:
Year ended December 31, 2007:

	Beginning
	Balance	Acquisitions	Impairment	Other	Ending Balance

Segment:
Mobile Industries	$53,236	$—	$—	$10,015	$63,251
Process Industries	54,756	—	—	895	55,651
Aerospace and Defense	93,907	57,636	—	1,339	152,882

Total	$201,899	$57,636	$—	$12,249	$271,784

“Other” for 2007 primarily included foreign currency translation adjustments.
Intangible assets subject to amortization are amortized on a straight-line method over their legal or estimated useful lives, with useful lives ranging from two years to 20 years. Preliminarily, $28,502 has been allocated to intangible assets, subject to amortization, for acquisitions completed in 2008, with $11,300 allocated to customer relationships, $9,000 allocated to technology use, $5,292 to PMA technology, $1,400 allocated to tradenames and $1,510 allocated to non-compete agreements. Intangible assets subject to amortization acquired in 2008 have been preliminarily assigned useful lives ranging from two to 20 years, with a weighted-average amortization period of 16.4 years. Intangibles assets subject to amortization acquired in 2007 were assigned useful lives ranging from five to 20 years and have a weighted-average amortization period of 19.4 years.

Note 8 — Goodwill and Other Intangible Assets
The following table displays intangible assets as of December 31:

	2008			2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangible assets subject to amortization:

Customer relationships	$101,098	$16,470	$84,628	$90,399	$11,438	$78,961
Engineering drawings	5,001	5,001	—	5,000	4,908	92
Know-how	2,122	784	1,338	2,207	722	1,485
Land-use rights	7,508	2,593	4,915	7,745	2,507	5,238
Patents	22,729	14,101	8,628	22,149	11,410	10,739
Technology use	46,120	7,298	38,822	38,615	4,908	33,707
Trademarks	6,632	4,670	1,962	6,371	4,112	2,259
PMA licenses	8,792	1,753	7,039	3,500	603	2,897
Non-compete agreements	2,710	493	2,217	510	21	489
Unpatented technology	18,425	11,000	7,425	18,425	9,200	9,225

	$221,137	$64,163	$156,974	$194,921	$49,829	$145,092

Intangible assets not subject to amortization:

Goodwill	$230,049	$—	$230,049	$271,784	$—	$271,784
Tradename	1,400	—	1,400	—	—	—
Land-use rights	146	—	146	174	—	174
Industrial license agreements	964	—	964	966	—	966
FAA air agency certificates	14,220	—	14,220	14,220	—	14,220

	$246,779	$—	$246,779	$287,144	$—	$287,144

Total intangible assets	$467,916	$64,163	$403,753	$482,065	$49,829	$432,236

Amortization expense for intangible assets was approximately $15,000 and $12,000 for the years ended December 31, 2008 and 2007, respectively. Amortization expense for intangible assets is estimated to be approximately $14,900 in 2009; $14,600 in 2010; $13,600 in 2011; $13,000 in 2012 and $9,900 in 2013.
Note 9 — Stock Compensation Plans
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

Note 9 — Stock Compensation Plans (continued)
Prior to January 1, 2006, no stock-based compensation expense was recognized for stock option awards under the intrinsic-value based method. During 2008, 2007 and 2006, the Company recognized stock-based compensation expense of $6,019 ($3,828 after-tax or $0.04 per diluted share), $5,349 ($3,423 after-tax or $0.04 per diluted share) and $6,000 ($3,800 after-tax or $0.04 per diluted share), respectively, for stock option awards.
The fair value of significant stock option awards granted during 2008, 2007 and 2006 was estimated at the date of grant using a Black-Scholes option-pricing method with the following assumptions:

	2008	2007	2006

Assumptions:
Weighted average fair value per option	$9.89	$9.99	$9.59
Risk-free interest rate	3.68%	4.71%	4.53%
Dividend yield	2.08%	2.06%	2.14%
Expected stock volatility	0.351	0.351	0.348
Expected life — years	6	6	5

Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and the expected lives of the options. The dividend yield was calculated based upon the last dividend prior to the grant compared to the trailing 12 months’ daily stock prices. The risk-free interest rate was based upon yields of U.S. zero coupon issues with a term equal to the expected life of the option being valued. Forfeitures were estimated at 3%.
A summary of option activity for the year ended December 31, 2008 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term	(000’s )

Outstanding — beginning of year	4,452,847	$25.72
Granted	989,200	30.70
Exercised	(710,125)	21.08
Cancelled or expired	(384,456)	32.95

Outstanding — end of year	4,347,466	$26.97	7 years	$195

Options exercisable	2,329,792	$24.52	5 years	$195

The Company has also issued performance-based nonqualified stock options that vest contingent upon the Company’s common shares reaching specified fair market values. No performance-based nonqualified stock options were awarded in 2008, 2007 or 2006. Compensation expense under these plans was zero in 2008, 2007 and 2006, respectively.
Exercise price ranges for options outstanding as of December 31, 2008 are $15.02 to $19.56, $21.99 to $26.44, and $28.30 to $33.75. The number of options outstanding corresponding with these ranges are 522,279, 1,402,372 and 2,422,815, respectively. The number of options exercisable corresponding with these ranges are 492,279, 1,271,618 and 565,895, respectively.
The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $10,600, $16,400 and $11,000, respectively. Net cash proceeds from the exercise of stock options for the years ended December 31, 2008, 2007 and 2006 were $12,400, $32,000 and $18,700, respectively. Income tax benefits were $3,400, $5,500 and $3,900 for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 9 — Stock Compensation Plans (continued)
A summary of restricted share and deferred share activity for the year ended December 31, 2008 is as follows:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value

Outstanding-beginning of year	945,690	$28.53
Granted	306,434	31.28
Vested	(371,925)	28.49
Cancelled or expired	(41,264)	29.71

Outstanding-end of year	838,935	$29.49

The Company offers a performance unit component under its long-term incentive plan to certain employees in which awards are earned based on Company performance measured by two metrics over a three-year performance period. The Compensation Committee of the Board of Directors can elect to make payments that become due in the form of cash or shares of the Company’s common stock. Performance units of 51,225, 48,025 and 47,153 were granted in 2008, 2007 and 2006, respectively. Since the inception of the plan, 39,084 performance units were cancelled. Each performance unit has a cash value of $100.
As of December 31, 2008, a total of 838,935 deferred shares, deferred dividend equivalents, restricted shares and director common shares have been awarded and are not vested. The Company distributed 371,925, 318,393 and 261,877 shares in 2008, 2007 and 2006, respectively, as a result of these awards. The shares awarded in 2008, 2007 and 2006 totaled 306,434, 400,628 and 433,861, respectively. The Company recognized compensation expense of $10,781, $10,778 and $9,600 for the years ended December 31, 2008, 2007 and 2006, respectively, relating to restricted shares and deferred shares.
As of December 31, 2008, the Company had unrecognized compensation expense of $26,000, before taxes, related to stock option awards, restricted shares and deferred shares. The unrecognized compensation expense is expected to be recognized over a total weighted average period of two years. The number of shares available for future grants for all plans at December 31, 2008 is 6,897,941.
Note 10 — Financial Instruments
As a result of its worldwide operating activities, the Company is exposed to changes in foreign currency exchange rates, which affect its results of operations and financial condition. The Company and certain subsidiaries enter into forward foreign currency exchange contracts to manage exposure to currency rate fluctuations, primarily related to anticipated purchases of inventory and equipment. At December 31, 2008 and 2007, the Company had forward foreign currency exchange contracts, all having maturities of less than twenty-four months, with notional amounts of $239,415 and $65,978, respectively, and fair value liabilities of $4,669 and $745, respectively. The forward foreign currency exchange contracts were entered into primarily by the Company’s domestic entity to manage Euro exposures relative to the U.S. dollar and by its European subsidiaries to manage Euro and U.S. dollar exposures. For derivative instruments that qualify for hedge accounting, unrealized gains and losses are deferred and included in accumulated other comprehensive loss. These deferred gains and losses are reclassified from accumulated other comprehensive loss and recognized in earnings when the future transactions occur. For derivative instruments that do no qualify for hedge accounting, gains and losses are recognized immediately in earnings.
During 2004, the Company entered into interest rate swaps with a total notional value of $63,000 to hedge a portion of its fixed-rate debt. Under the terms of the interest rate swaps, the Company receives interest at fixed rates and pays interest at variable rates. The maturity date of the interest rate swaps is February 15, 2010. The fair value of these swaps at December 31, 2008 and 2007 was an asset of $2,357 and $149, respectively, and was included in Other non-current assets on the Consolidated Balance Sheet. These instruments are designated and qualify as fair value hedges. Accordingly, the gain or loss on both the hedging instrument and the hedged item attributable to the hedged risk are recognized in earnings.

Note 10 — Financial Instruments (continued)
The Company is also exposed to changes in natural gas prices, which affect its results of operations and financial condition. The Company enters into natural gas forward contracts to manage exposure to natural gas price fluctuations, primarily related to purchases of natural gas inventory. The Company hedges a portion of the gas inventory that is withdrawn during the winter months. At December 31, 2008, the Company had natural gas storage fair value hedges that were an asset of $1,559, and was included in Other current assets on the Consolidated Balance Sheet.
The carrying value of cash and cash equivalents, accounts receivable, commercial paper, short-term borrowings and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $399,640 and $445,800 at December 31, 2008 and 2007, respectively. The carrying value of this debt at such dates was $429,000 and $447,700, respectively.
Note 11 — Research and Development
The Company performs research and development under Company-funded programs and under contracts with the federal government and others. Expenditures committed to research and development amounted to $61,600, $60,500 and $67,900 for 2008, 2007 and 2006, respectively. Of these amounts, $5,100, $6,200 and $8,000, respectively, were funded by others. Expenditures may fluctuate from year to year depending on special projects and needs.
Note 12 — Equity Investments
Investments accounted for under the equity method were approximately $13,634 and $14,426 at December 31, 2008 and 2007, respectively, and were reported in Other non-current assets on the Consolidated Balance Sheet. During the third quarter of 2007, the Company sold its investment in Timken-NSK Bearings (Suzhou) Co., Ltd., a joint venture based in China, and recognized a pretax gain on divestiture of $670.
Equity investments are reviewed for impairment when circumstances (such as lower-than-expected financial performance or change in strategic direction) indicate that the carrying value of the investment may not be recoverable. If impairment does exist, the equity investment is written down to its fair value with a corresponding charge to the Consolidated Statement of Income. No impairments were recorded during 2008 and 2007 relating to the Company’s equity investments.
PEL
During 2000, the Company’s Steel Group invested in a joint venture, PEL, to commercialize a proprietary technology that converted iron units into engineered iron oxides for use in pigments, coatings and abrasives. The Company concluded that PEL was a variable interest entity and that the Company was the primary beneficiary. In accordance with FIN 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51,” the Company consolidated PEL effective March 31, 2004.
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
Advanced Green Components
During 2002, the Company’s Mobile Industries segment formed a joint venture, AGC, with Sanyo Special Steel Co., Ltd. (Sanyo) and Showa Seiko Co., Ltd. (Showa). AGC is engaged in the business of converting steel to machined rings for tapered bearings and other related products. The Company has been accounting for its investment in AGC under the equity method since AGC’s inception. During the third quarter of 2006, AGC refinanced its long-term debt of $12,240. The Company guaranteed half of this obligation. The Company concluded the refinancing represented a reconsideration event to evaluate whether AGC was a variable interest entity under FIN 46 (revised December 2003). The Company concluded that AGC was a variable interest entity and the Company was the primary beneficiary. Therefore, the Company consolidated AGC, effective September 30, 2006. At December 31, 2008 net assets of AGC were $2,932, primarily consisting of the following: inventory of $6,013; property, plant and equipment of $22,210; short-term and long-term debt of $18,155; and other non-current liabilities of $7,365. All of AGC’s assets are collateral for its obligations. Except for AGC’s indebtedness for which the Company is a guarantor, AGC’s creditors have no recourse to the general credit of the Company.
The Company has no other variable interest entities, other than AGC, for which it is a primary beneficiary.

Note 13 — Retirement and Postretirement Benefit Plans
The Company sponsors defined contribution retirement and savings plans covering substantially all associates in the United States and associates at certain non-U.S. locations. The Company’s common stock is contributed to certain of these plans based on formulas established in the respective plan agreements. At December 31, 2008, the plans held 11,488,285 shares of the Company’s common stock with a fair value of $225,515. Company contributions to the plans, including performance sharing, amounted to $28,541 in 2008, $27,405 in 2007 and $28,074 in 2006. The Company paid dividends totaling $7,051 in 2008, $6,645 in 2007 and $6,947 in 2006 to plans holding shares of the Company’s common stock.
The Company and its subsidiaries sponsor a number of defined benefit pension plans, which cover eligible associates, including certain employees in foreign countries. These plans are generally noncontributory. Pension benefits earned are generally based on years of service and compensation during active employment. The cash contributions for the Company’s defined benefit pension plans were $22,149 and $102,053 in 2008 and 2007, respectively.
The Company and its subsidiaries also sponsor several unfunded postretirement plans that provide health care and life insurance benefits for eligible retirees and dependents. Depending on retirement date and associate classification, certain health care plans contain contributions and cost-sharing features such as deductibles and coinsurance. The remaining health care and life insurance plans are noncontributory.
On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 required the Company to recognize the funded status (i.e., the difference between the Company’s fair value of plan assets and the projected benefit obligations) of its defined benefit pension and postretirement benefit plans on the December 31, 2006 Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income of $332,366, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses, unrecognized prior service costs and unrecognized transition obligation remaining from the initial adoption of SFAS No. 87 and SFAS No. 106, all of which were previously netted against the plans’ funded status on the Company’s Consolidated Balance Sheet in accordance with the provisions of SFAS No. 87 and SFAS No. 106. These amounts will be subsequently recognized as net periodic benefit cost in accordance with the Company’s historical accounting policy for amortizing these amounts. In addition, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic benefit cost in the same periods will be recognized as a component of other comprehensive income. These amounts will be subsequently recognized as a component of net periodic benefit cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS No. 158.
The following tables set forth the change in benefit obligation, change in plan assets, funded status and amounts recognized on the Consolidated Balance Sheet of the defined benefit pension and postretirement benefits as of December 31, 2008 and 2007:

	Defined Benefit		Postretirement
	Pension Plans		Benefit Plans

	2008	2007	2008	2007

Change in benefit obligation
Benefit obligation at beginning of year	$2,686,001	$2,801,482	$720,359	$740,231
Service cost	36,705	41,642	3,138	4,874
Interest cost	161,413	155,076	41,252	41,927
Amendments	(142)	2,300	(2,520)	362
Actuarial (gains)	(19,624)	(167,826)	(39,956)	(16,834)
Associate contributions	407	673	—	—
International plan exchange rate change	(94,079)	18,292	(1,082)	634
Curtailment loss	—	227	—	—
Benefits paid	(169,677)	(165,865)	(50,069)	(50,835)
Settlements	(72)	—	—	—

Benefit obligation at end of year	$2,600,932	$2,686,001	$671,122	$720,359

Note 13 — Retirement and Postretirement Benefit Plans (continued)

	Defined Benefit		Postretirement
	Pension Plans		Benefit Plans

	2008	2007	2008	2007

Change in plan assets (1)
Fair value of plan assets at beginning of year	$2,546,846	$2,389,385	$—	$—
Actual return on plan assets	(564,186)	209,237	—	—
Associate contributions	407	673	—	—
Company contributions / payments	22,149	102,053	50,069	50,835
International plan exchange rate change	(77,699)	11,363	—	—
Benefits paid	(169,677)	(165,865)	(50,069)	(50,835)
Settlements	(4)	—	—	—

Fair value of plan assets at end of year	$1,757,836	$2,546,846	$—	$—

Funded status at end of year	$(843,096)	$(139,155)	$(671,122)	$(720,359)

Amounts recognized in the Consolidated Balance Sheet
Non-current assets	$6,451	$36,015	$—	$—
Current liabilities	(5,502)	(5,806)	(58,077)	(57,980)
Non-current liabilities	(844,045)	(169,364)	(613,045)	(662,379)

	$(843,096)	$(139,155)	$(671,122)	$(720,359)

Amounts recognized in accumulated other comprehensive income
Net actuarial loss	$1,188,922	$500,084	$115,314	$160,900
Net prior service cost	51,364	64,069	1,350	1,756
Net transition obligation (asset)	(107)	(199)	—	—

Accumulated other comprehensive income	$1,240,179	$563,954	$116,664	$162,656

(1)	Plan assets are primarily invested in listed stocks and bonds and cash equivalents.
Defined benefit pension plans in the United States represent 88% of the benefit obligation and 87% of the fair value of plan assets as of December 31, 2008.
Certain of the Company’s defined benefit pension plans are overfunded as of December 31, 2008. As a result, $6,451 and $36,015 at December 31, 2008 and 2007, respectively, are included in Other non-current assets on the Consolidated Balance Sheet. The current portion of accrued pension cost, which is included in Salaries, wages and benefits on the Consolidated Balance Sheet, was $5,502 and $5,806 at December 31, 2008 and 2007, respectively. The current portion of accrued postretirement benefit cost, which is included in Salaries, wages and benefits on the Consolidated Balance Sheet, was $58,077 and $57,980 at December 31, 2008 and 2007, respectively. In 2008, the current portion of accrued pension cost and accrued postretirement benefit cost relates to unfunded plans and represents the actuarial present value of expected payments related to the plans to be made over the next 12 months.
The accumulated benefit obligations at December 31, 2008 exceeded the market value of plan assets for the majority of the Company’s plans. For these plans, the projected benefit obligation was $2,566,000, the accumulated benefit obligation was $2,465,000 and the fair value of plan assets was $1,690,000 at December 31, 2008.
Due to broad declines in the global equity markets in 2008, investment performance was negative and decreased the Company’s pension fund asset values.
As of December 31, 2008 and 2007, the Company’s defined benefit pension plans did not hold a material amount of shares of the Company’s common stock.

Note 13 — Retirement and Postretirement Benefit Plans (continued)
The following tables summarize the assumptions used by the consulting actuary and the related benefit cost information for the years ended December 31:

	Pension Benefits			Postretirement Benefits

	2008	2007	2006	2008	2007	2006

Assumptions
Discount rate	6.300%	6.300%	5.875%	6.300%	6.300%	5.875%
Future compensation assumption	3% to 4%	3% to 4%	3% to 4%
Expected long-term return on plan assets	8.75%	8.75%	8.75%

Components of net periodic benefit cost
Service cost	$36,705	$41,642	$45,414	$3,138	$4,874	$5,277
Interest cost	161,413	155,076	154,992	41,252	41,927	44,099
Expected return on plan assets	(200,922)	(189,500)	(173,437)	—	—	—
Amortization of prior service cost/(credit)	12,563	11,340	12,399	(2,114)	(1,814)	(1,941)
Amortization of net actuarial loss	29,634	47,338	56,779	5,630	11,008	12,238
Cost of SFAS No. 88 events	266	227	9,473	—	—	(25,400)
Amortization of transition asset	(92)	(178)	(171)	—	—	—

Net periodic benefit cost	$39,567	$65,945	$105,449	$47,906	$55,995	$34,273

Other changes in plan assets and benefit obligations recognized in accumulated other comprehensive income (AOCI)
AOCI at beginning of year	$563,954	$802,058	$561,694	$162,656	$188,322	$—
Net actuarial loss / (gain)	743,471	(187,210)	—	(39,956)	(16,834)	—
Prior service cost / (credit)	(142)	2,300	—	(2,520)	362	—
Recognized transition (obligation)/asset	92	178	—	—	—	—
Recognized net actuarial loss	(29,634)	(47,338)	—	(5,630)	(11,008)	—
Recognized prior service (cost)/credit	(12,563)	(11,340)	—	2,114	1,814	—
Recognition of loss / (gain):
Decrease prior to adoption of SFAS No. 158	—	—	(88,133)	—	—	—
Increase due to adoption of SFAS No. 158	—	—	328,497	—	—	188,322
Foreign currency impact	(24,999)	5,306	—	—	—	—

Total recognized in accumulated other comprehensive income at December 31,	$1,240,179	$563,954	$802,058	$116,664	$162,656	$188,322

In 2008, the Company applied a discount rate of 6.30% to its U.S. plans. For expense purposes for 2009, the Company will apply this same discount rate. A 0.25 percentage point reduction in the discount rate would increase pension expense by approximately $4,500 for 2009.
For expense purposes in 2008, the Company applied an expected rate of return of 8.75% for the Company’s U.S. pension plan assets. For expense purposes for 2009, the Company will continue to use this same expected rate of return on plan assets. A 0.25 percentage point reduction in the expected rate of return would increase pension expense by approximately $4,900 for 2009.
The net periodic benefit cost for 2006 includes $4,272 for defined benefit pension and postretirement plans retained by Latrobe Steel classified as discontinued operations.
The estimated net loss, prior service cost and net transition (asset)/obligation for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2009 are $36,848, $11,470 and $(81), respectively.

Note 13 — Retirement and Postretirement Benefit Plans (continued)
The estimated net loss and prior service credit for the postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost in 2009 are $4,861 and $(2,114), respectively.
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
For measurement purposes, the Company assumed a weighted-average annual rate of increase in the per capita cost (health care cost trend rate) for medical benefits of 9.5% for 2009, declining gradually to 5.0% by 2078 and thereafter; and 11.0% for 2009, declining gradually to 5.0% by 2078 and thereafter for prescription drug benefits and HMO benefits.
The assumed health care cost trend rate may have a significant effect on the amounts reported. A one percentage point increase in the assumed health care cost trend rate would increase the 2008 total service and interest cost components by $1,186 and would increase the postretirement benefit obligation by $19,407. A one percentage point decrease would provide corresponding reductions of $1,068 and $17,538, respectively.
The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) was signed into law on December 8, 2003. The Medicare Act provides for prescription drug benefits under Medicare Part D and contains a tax-free subsidy to plan sponsors who provide “actuarially equivalent” prescription plans. In May 2004, the FASB issued FSP FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” During 2005, the Company’s actuary determined that the prescription drug benefit provided by the Company’s postretirement plan is considered to be actuarially equivalent to the benefit provided under the Medicare Act. In accordance with FSP 106-2, all measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes reflect the effects of the Medicare Act on the plan for the entire fiscal year.
The effect on the accumulated postretirement benefit obligation attributed to past service as of January 1, 2008 is a reduction of $66,615 and the effect on the amortization of actuarial losses, service cost, and interest cost components of net periodic benefit cost is a reduction of $7,768. The 2008 expected subsidy was $3,073, of which $2,167 was received prior to December 31, 2008.
Plan Assets:
The Company’s pension asset allocation at December 31, 2008 and 2007 and target allocation are as follows:

	Current Target	Percentage of Pension Plan Assets at
	Allocation	December 31

Asset Category		2008	2007

Equity securities	55% to 65%	55%	67%
Debt securities	35% to 45%	45%	33%

Total	100%	100%	100%

The Company recognizes its overall responsibility to ensure that the assets of its various defined benefit pension plans are managed effectively and prudently and in compliance with its policy guidelines and all applicable laws. Preservation of capital is important; however, the Company also recognizes that appropriate levels of risk are necessary to allow its investment managers to achieve satisfactory long-term results consistent with the objectives and the fiduciary character of the pension funds. Asset allocations are established in a manner consistent with projected plan liabilities, benefit payments and expected rates of return for various asset classes. The expected rate of return for the investment portfolio is based on expected rates of return for various asset classes, as well as historical asset class and fund performance. At the end of 2007, the Company approved a revision to the target allocation for its defined benefit pension plans, which is reflected in the above table, together with other investment strategy changes. Prior to this revision, the target allocations were 60% to 70% for equity securities and 30% to 40% for debt securities. The transition to the new target allocation was accomplished during 2008, and the Company does not expect the new allocation or other investment strategy changes to significantly impact asset returns or plan expense going forward.

Note 13 — Retirement and Postretirement Benefit Plans (continued)
Cash Flows:

Employer Contributions to Defined Benefit Plans

2007	$102,053
2008	$22,149
2009 (planned)	$90,000

Future benefit payments are expected to be as follows:

Benefit Payments	Pension Benefits	Postretirement Benefits

			Expected Medicare	Net Including
		Gross	Subsidies	Medicare Subsidies

2009	$167,945	$62,596	$2,690	$59,906
2010	$169,489	$65,324	$2,962	$62,362
2011	$171,341	$66,801	$3,274	$63,527
2012	$175,266	$66,593	$3,637	$62,956
2013	$178,287	$65,562	$4,012	$61,550
2014-2018	$960,144	$304,740	$18,846	$285,894

The pension accumulated benefit obligation was $2,496,561 and $2,571,893 at December 31, 2008 and 2007, respectively.
Note 14 — Segment Information
Description of types of products and services from which each reportable segment derives its revenues
The Company’s reportable segments are business units that target different industry segments. Each reportable segment is managed separately because of the need to specifically address customer needs in these different industries. Effective January 1, 2008, the Company began operating under new reportable segments. The Company’s four reportable segments are: Mobile Industries, Process Industries, Aerospace and Defense and Steel. Segment results for 2007 and 2006 have been reclassified to conform to the 2008 presentation of segments.
The Mobile Industries segment includes global sales of bearings, power transmission components and other products and services (other than steel) to a diverse customer base, including original equipment manufacturers and suppliers of passenger cars, light trucks, medium- to heavy-duty trucks, rail cars, locomotives, agricultural, construction and mining equipment. The Mobile Industries segment also includes aftermarket distribution operations for automotive applications.
The Process Industries segment includes global sales of bearings, power transmission components and other products and services (other than steel) to a diverse customer base, including those in the power transmission, energy and heavy industry market sectors. The Process Industries segment also includes aftermarket distribution operations for products other than steel and automotive applications.
The Aerospace and Defense segment includes sales of bearings, helicopter transmission systems, rotor head assemblies, turbine engine components, gears and other precision flight-critical components for commercial and military aviation applications. The Aerospace and Defense segment also provides aftermarket services, including repair and overhaul of engines, transmissions and fuel controls, as well as aerospace bearing repair and component reconditioning. The Aerospace and Defense segment also include sales of bearings and related products for health and positioning control applications.
The Steel segment includes sales of low and intermediate alloy and carbon grade steel in a wide range of solid and tubular sections with a variety of finishes. The Company also manufactures custom-made steel products, including precision steel components. Approximately 10% of the Company’s steel is consumed in its bearing operations. In addition, sales are made to other anti-friction bearing companies and to aircraft, automotive, forging, tooling, oil and gas drilling industries and steel service centers. In 2006, the Company sold the Latrobe Steel subsidiary. This business was part of the Steel segment for segment reporting purposes. This business has been treated as discontinued operations for all periods presented.

Note 14 — Segment Information (continued)
Measurement of segment profit or loss and segment assets
The Company evaluates performance and allocates resources based on return on capital and profitable growth. The primary measurement used by management to measure the financial performance of each segment is adjusted EBIT (earnings before interest and taxes, excluding the effects of amounts related to certain items that management considers not representative of ongoing operations such as impairment and restructuring charges, manufacturing rationalization and integration costs, one-time gains and losses on disposal of non-strategic assets, allocated receipts or payments made under the U.S. Continued Dumping and Subsidy Offset Act (CDSOA), gains and losses on the dissolution of a subsidiary, acquisition-related currency exchange gains, and other items similar in nature). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at values based on market prices, which creates intercompany profit on intersegment sales or transfers that is eliminated in consolidation.
Factors used by management to identify the enterprise’s reportable segments
The Company reports net sales by geographic area in a manner that is more reflective of how the Company operates its segments, which is by the destination of net sales. Long-lived assets by geographic area are reported by the location of the subsidiary.

Geographic Financial Information	United States	Europe	Other Countries	Consolidated

2008
Net sales	$3,625,470	$1,098,050	$940,140	$5,663,660
Long-lived assets	1,256,891	229,933	257,042	1,743,866

2007
Net sales	$3,392,065	$963,908	$880,047	$5,236,020
Long-lived assets	1,228,399	264,531	229,151	1,722,081

2006
Net sales	$3,370,244	$849,915	$753,206	$4,973,365
Long-lived assets	1,152,101	275,094	174,364	1,601,559

Segment Financial Information	2008	2007	2006

Net sales to external customers:
Mobile Industries	$2,264,235	$2,426,660	$2,412,087
Process Industries	1,274,358	1,080,908	973,748
Aerospace and Defense	431,096	313,361	259,695
Steel	1,693,971	1,415,091	1,327,835

	$5,663,660	$5,236,020	$4,973,365

Intersegment sales:
Process Industries	$3,153	$1,809	$1,997
Steel	157,982	146,515	144,424

	$161,135	$148,324	$146,421

Note 14 — Segment Information (continued)

	2008	2007	2006

Segment EBIT, as adjusted:
Mobile Industries	$16,502	$50,719	$31,404
Process Industries	246,760	142,792	124,948
Aerospace and Defense	50,389	21,729	18,084
Steel	264,006	231,167	226,772

Total EBIT, as adjusted, for reportable segments	$577,657	$446,407	$401,208

Unallocated corporate expenses	(68,413)	(65,850)	(66,880)
Impairment and restructuring	(64,383)	(40,378)	(44,881)
Gain (loss) on divestitures	8	(528)	(64,271)
Rationalization and integration charges	(5,754)	(34,521)	(24,393)
Gain on sale of non-strategic assets, net of dissolution of subsidiary	19,121	4,648	7,953
CDSOA receipts, net of expenses	10,207	7,854	87,907
Other	(9)	737	(1,209)
Interest expense	(44,934)	(42,684)	(49,387)
Interest income	5,971	7,045	4,605
Intersegment adjustments	(3,875)	(473)	3,582

Income from continuing operations before income taxes	$425,596	$282,257	$254,234

Assets employed at year-end:
Mobile Industries	$1,648,818	$1,813,663	$1,675,220
Process Industries	999,752	1,008,646	1,054,789
Aerospace and Defense	594,538	575,825	350,376
Steel	1,079,485	811,065	778,515
Corporate	213,457	170,038	168,211

	$4,536,050	$4,379,237	$4,027,111

Capital expenditures:
Mobile Industries	$68,648	$101,719	$141,056
Process Industries	83,173	101,810	77,792
Aerospace and Defense	19,458	23,075	21,173
Steel	98,268	83,167	51,862
Corporate	2,229	4,150	4,210

	$271,776	$313,921	$296,093

Depreciation and amortization:
Mobile Industries	$109,807	$110,967	$101,048
Process Industries	47,540	43,040	36,300
Aerospace and Defense	23,547	17,111	14,526
Steel	47,452	45,393	40,308
Corporate	2,648	1,842	4,410

	$230,994	$218,353	$196,592

Note 15 — Income Taxes
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

	2008	2007	2006

United States	$292,828	$222,800	$225,028
Non-United States	132,768	59,457	29,206

Income from continuing operations before income taxes	$425,596	$282,257	$254,234

The provision for income taxes consisted of the following:

	2008	2007	2006

Current:
Federal	$107,397	$26,514	$86,206
State and local	13,689	1,887	(651)
Foreign	33,214	23,066	18,635

	154,300	51,467	104,190

Deferred:
Federal	567	15,868	(20,977)
State and local	221	(2,550)	1,086
Foreign	2,838	(1,917)	(6,504)

	3,626	11,401	(26,395)

United States and foreign taxes on income	$157,926	$62,868	$77,795

The Company made income tax payments of approximately $121,800, $58,000 and $90,600 in 2008, 2007 and 2006, respectively.
The following is the reconciliation between the provision for income taxes and the amount computed by applying the U.S. Federal income tax rate of 35% to income before taxes:

	2008	2007	2006

Income tax at the U.S. federal statutory rate	$148,959	$98,790	$88,982
Adjustments:
State and local income taxes, net of federal tax benefit	9,042	(431)	283
Tax on foreign remittances and U.S. tax on foreign income	5,025	4,920	6,395
Losses without current tax benefits	5,144	17,278	7,242
Tax holidays and foreign earnings taxes at different rates	(20,165)	(16,999)	(13,334)
U.S. domestic manufacturing deduction	(2,635)	(4,725)	(704)
Other U.S. tax benefits	(7,185)	(7,083)	(4,922)
Accruals and settlements related to tax audits	7,443	(26,200)	(3,294)
Goodwill impairment	10,787	—	3,773
Other items (net)	1,511	(2,682)	(6,626)

Provision for income taxes	$157,926	$62,868	$77,795

Effective income tax rate	37.1%	22.3%	30.6%

Note 15 — Income Taxes (continued)
In connection with various investment arrangements, the Company was granted “holidays” from income taxes in the Czech Republic and at one affiliate in India. These agreements are expected to begin to expire in 2011. In total, the agreements reduced income tax expense by $3,000 in 2008, $7,400 in 2007 and $3,700 in 2006. These savings resulted in an increase to earnings per diluted share of $0.03 in 2008, $0.08 in 2007 and $0.04 in 2006.
The Company plans to reinvest undistributed earnings of non-U.S. subsidiaries, which amounted to approximately $386,000 and $320,000 at December 31, 2008 and December 31, 2007, respectively. Accordingly, a deferred income tax liability and taxes on the repatriation of such earnings have not been provided. If these earnings were repatriated to the U.S., additional tax expense of approximately $136,000 as of December 31, 2008 and $112,000 as of December 31, 2007 would have been incurred.
The effect of temporary differences giving rise to deferred tax assets and liabilities at December 31, 2008 and 2007 was as follows:

	2008	2007

Deferred tax assets:
Accrued postretirement benefits cost	$212,658	$210,659
Accrued pension cost	379,611	147,185
Inventory	34,812	26,176
Benefit accruals	7,433	17,425
Tax loss and credit carryforwards	131,782	156,885
Other—net	57,430	35,055
Valuation allowance	(162,242)	(188,013)

	661,484	405,372
Deferred tax liability — depreciation and amortization	(278,605)	(250,698)

Net deferred tax asset	$382,879	$154,674

The Company has U.S. loss carryforwards with tax benefits totaling $2,300, which will start to expire in 2010, and state and local loss and credit carryforwards, with tax benefits of $2,700 and $1,400, respectively, which will begin to expire in 2009. In addition, the Company has loss carryforwards in various foreign jurisdictions with tax benefits totaling $125,300 having various expiration dates. The Company has provided valuation allowances of $116,200 against certain of these carryforwards. The Company has provided valuation allowances of $46,000 against deferred tax assets other than tax losses and credit carryforwards.
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
As of December 31, 2008, the Company had approximately $71,800 of total gross unrecognized tax benefits. Included in this amount is approximately $29,000, which represents the amount of unrecognized tax benefits that would favorably impact the Company’s effective income tax rate in any future periods if such benefits were recognized. As of December 31, 2008, the Company anticipates a decrease in its unrecognized tax positions of approximately $8,000 to $10,000 during the next 12 months. The anticipated decrease is primarily due to expiration of various statutes of limitations. As of December 31, 2008, the Company has accrued approximately $6,000 of interest and penalties related to uncertain tax positions. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense.
As of December 31, 2007, the Company had approximately $113,100 of total gross unrecognized tax benefits. Included in this amount was approximately $22,200, which represents the amount of unrecognized tax benefits that would favorably impact the Company’s effective income tax rate in any future periods if such benefits were recognized. As of December 31, 2007, the Company had accrued approximately $6,800 of interest and penalties related to uncertain tax positions.
As of December 31, 2008, the Company is subject to examination by the IRS for tax years 2004 to the present. The Company is also subject to tax examination in various U.S. state and local tax jurisdictions for tax years 2002 to the present, as well as various foreign tax jurisdictions, including France, Germany, Czech Republic, India and Canada, for tax years 1999 to the present.

Note 15 — Income Taxes (continued)
The following chart reconciles the Company’s total gross unrecognized tax benefits for the years ended December 31, 2008 and 2007.

	2008	2007

Beginning balance, January 1	$113,100	$137,300
Tax positions related to the current year:
Additions	8,400	7,100
Tax positions related to prior years:
Additions	9,100	12,000
Reductions	(4,800)	(31,200)
Settlements with tax authorities	(53,300)	(1,400)
Lapses in statutes of limitation	(700)	(10,700)

Ending balance, December 31	$71,800	$113,100

The decrease in gross unrecognized tax benefits during 2008 was primarily due to an IRS audit settlement totaling $53,300. The tax positions settled under examination included the timing of income recognition for certain amounts received by the Company and treated as capital contributions pursuant to Internal Revenue Code Section 118 and other miscellaneous items.
The decrease in gross unrecognized tax benefits during 2007 was primarily due to the recognition of a $29,800 tax benefit for a prior year tax position in the first quarter of 2007 as a result of a change in tax law during the quarter.
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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Fair Value at December 31, 2008
	Total	Level 1	Level 2	Level 3

Assets:
Available-for-sale securities	$23,640	$23,640	$—	$—
Natural gas forward contracts	1,559	—	1,559	—
Interest rate swaps	2,357	—	2,357	—

Total Assets	$27,556	$23,640	$3,916	$—

Liabilities:
Foreign currency forward contracts	$4,669	$—	$4,669	$—

Total Liabilities	$4,669	$—	$4,669	$—

The Company uses publicly available foreign currency forward and spot rates to measure the fair value of its foreign currency forward contracts. The natural gas forward contracts are marked to market using prevailing forward rates for natural gas. The Company’s interest rate swaps are remeasured each period using observable market interest rates.
The Company does not believe it has significant concentrations of credit risk associated with the counterparties to its financial instruments.

Quarterly Financial Data
(Unaudited)

2008	1st	2nd	3rd	4th	Total

(Dollars in thousands, except per share data)
Net sales	$1,434,670	$1,535,549	$1,482,684	$1,210,757	$5,663,660
Gross profit	311,537	343,744	406,756	179,432	1,241,469
Impairment and restructuring charges (1)	2,876	1,807	3,330	56,370	64,383
Income from continuing operations (2)	84,465	88,943	130,413	(36,151)	267,670
Net income	84,465	88,943	130,413	(36,151)	267,670
Net income per share — Basic:
Income from continuing operations	0.89	0.93	1.36	(0.38)	2.80

Total net income per share	0.89	0.93	1.36	(0.38)	2.80

Net income per share — Diluted:
Income from continuing operations	0.88	0.92	1.35	(0.38)	2.78

Total net income per share	0.88	0.92	1.35	(0.38)	2.78

Dividends per share	0.17	0.17	0.18	0.18	0.70

2007	1st	2nd	3rd	4th	Total

Net sales	$1,284,513	$1,349,231	$1,261,239	$1,341,037	$5,236,020
Gross profit	256,019	287,979	250,409	259,427	1,053,834
Impairment and restructuring charges	13,776	7,254	11,840	7,508	40,378
Income from continuing operations (3)	74,254	55,601	41,243	48,291	219,389
Income from discontinued operations (4)	940	(275)	—	—	665
Net income	75,194	55,326	41,243	48,291	220,054
Net income per share — Basic:
Income from continuing operations	0.79	0.59	0.43	0.51	2.32
Income from discontinued operations	0.01	—	—	—	0.01

Total net income per share	0.80	0.59	0.43	0.51	2.33

Net income per share — Diluted:
Income from continuing operations	0.78	0.58	0.43	0.50	2.29
Income from discontinued operations	0.01	—	—	—	0.01

Total net income per share	0.79	0.58	0.43	0.50	2.30

Dividends per share	0.16	0.16	0.17	0.17	0.66
Earnings per share are computed independently for each of the quarters presented, therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

(1)	Impairment and restructuring charges for the fourth quarter of 2008 include a goodwill impairment charge of $48.8 million, fixed asset impairments of $1.9 million, severance and related benefits of $5.3 million and exit costs of $0.4 million.

(2)	Income from continuing operations for the first quarter includes a pretax gain of $20.4 million on the sale of the Company’s former seamless steel tube manufacturing facility located in Desford, England. Income from continuing operations for the fourth quarter includes $10.2 million, resulting from the CDSOA.

(3)	Income from continuing operations for the first quarter includes a favorable discrete tax adjustment of $32.1 million to recognize the benefits of a prior year tax position due to a change in tax law. Income from continuing operations for the fourth quarter includes $7.9 million, resulting from the CDSOA.

(4)	Income from discontinued operations for 2007 reflects an additional gain on the sale of Latrobe Steel, net of tax, primarily due to a purchase price adjustment.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of The Timken Company
We have audited the accompanying consolidated balance sheets of The Timken Company and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Timken Company and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, “Significant Accounting Policies,” in 2007 the Company changed its method for accounting for inventories. In addition, as discussed in Note 15 to the consolidated financial statements, “Income Taxes,” in 2007 the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109.”
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Timken Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2009 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Cleveland, Ohio
February 23, 2009

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
There have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the Company’s fourth quarter of 2008.
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
Timken management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment under COSO’s “Internal Control-Integrated Framework,” management believes that, as of December 31, 2008, Timken’s internal control over financial reporting is effective.
On February 21, 2008, the Company acquired the assets of Boring Specialties, Inc. As permitted by SEC guidance, the scope of Timken’s evaluation of internal control over financial reporting as of December 31, 2008 did not include the internal control over financial reporting of Boring Specialties, which the Company now operates as Timken Boring Specialties, LLC. The results of Timken Boring Specialties are included in the Company’s consolidated financial statements beginning on February 21, 2008, and represented less than two percent of total assets at December 31, 2008, and less than one percent of net sales and less than two percent of net income for the year then ended. The Company will include Timken Boring Specialties in the Company’s internal controls over financial reporting assessment as of December 31, 2009.
Ernst & Young LLP, independent registered public accounting firm, has issued an audit report on our assessment of Timken’s internal control over financial reporting as of December 31, 2008, which is presented below.
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of The Timken Company
We have audited The Timken Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Timken Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, The Timken Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Timken Company as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of The Timken Company and our report dated February 23, 2009 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Cleveland, Ohio
February 23, 2009

Item 9B. Other Information
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Required information is set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Report Compliance” in the proxy statement filed in connection with the annual meeting of shareholders to be held May 12, 2009, and is incorporated herein by reference. Information regarding the executive officers of the registrant is included in Part I hereof. Information regarding the Company’s Audit Committee and its Audit Committee Financial Expert is set forth under the caption “Audit Committee” in the proxy statement filed in connection with the annual meeting of shareholders to be held May 12, 2009, and is incorporated herein by reference.
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
Item 11. Executive Compensation
Required information is set forth under the captions “ Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination of Employment or Change-in-Control,” “Director Compensation,” “Compensation Committee,” “Compensation Committee Report” in the proxy statement filed in connection with the annual meeting of shareholders to be held May 12, 2009, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Required information, including with respect to institutional investors owning more than 5% of the Company’s Common Stock, is set forth under the caption “Beneficial Ownership of Common Stock” in the proxy statement filed in connection with the annual meeting of shareholders to be held May 12, 2009, and is incorporated herein by reference.
Required information is set forth under the caption “Equity Compensation Plan Information” in the proxy statement filed in connection with the annual meeting of shareholders to be held May 12, 2009, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Required information is set forth under the caption “Election of Directors” in the proxy statement issued in connection with the annual meeting of shareholders to be held May 12, 2009, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Required information regarding fees paid to and services provided by the Company’s independent auditor during the years ended December 31, 2008 and 2007 and the pre-approval policies and procedures of the Audit Committee of the Company’s Board of Directors is set forth under the caption “Auditors” in the proxy statement issued in connection with the annual meeting of shareholders to be held May 12, 2009, and is incorporated herein by reference.

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

(4.1)	Indenture dated as of July 1, 1990, between Timken and Ameritrust Company of New York, which was filed with Timken’s Form S-3 registration statement dated July 12, 1990 (Registration No. 333-35773), and is incorporated herein by reference.

(4.2)	First Supplemental Indenture, dated as of July 24, 1996, by and between The Timken Company and Mellon Bank, N.A. was filed on November 13, 1996 with Form 10-Q (Commission File No. 1-1169), and is incorporated herein by reference.

(4.3)	Indenture dated as of February 18, 2003, between The Timken Company and The Bank of New York, as Trustee, providing for Issuance of Notes in Series was filed on March 27, 2003 with Form 10-K (Commission File No. 1-1169), and is incorporated herein by reference.

(4.4)	The Company is also a party to agreements with respect to other long-term debt in total amount less than 10% of the registrant’s consolidated total assets. The registrant agrees to furnish a copy of such agreements upon request.

(4.5)	Amended and Restated Receivables Purchase Agreement dated as of December 30, 2005 by and among: Timken Receivables Corporation; The Timken Corporation; Jupiter Securitization Corporation; and JP Morgan Chase Bank, N.A. was filed on January 6, 2006 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(4.6)	Amended and Restated Receivables Sales Agreement dated as of December 30, 2005 by and between Timken Corporation and Timken Receivables Corporation was filed on January 6, 2006 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

Listing of Exhibits (continued)
          Management Contracts and Compensation Plans

Exhibit

(10.0)	The Management Performance Plan of The Timken Company for Officers and Certain Management Personnel as revised on January 31, 2005 was filed on March 15, 2005 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.1)	The Timken Company 1996 Deferred Compensation Plan for officers and other key employees, amended and restated as of April 20, 1999 was filed on May 13, 1999 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.2)	Amendment to The Timken Company 1996 Deferred Compensation Plan was filed on March 3, 2004 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.3)	The Timken Company Long-Term Incentive Plan for directors, officers and other key employees as amended and restated as of February 6, 2004 and approved by shareholders on April 20, 2004 was filed as Appendix A to Proxy Statement filed on March 1, 2004 (Commission File No. 1-1169) and is incorporated herein by reference.

(10.4)	The form of Indemnification Agreements entered into with all Directors who are not Executive Officers of the Company was filed on April 1, 1991 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference. Each differs only as to name and date executed.

(10.5)	The form of Indemnification Agreements entered into with all Executive Officers of the Company who are not Directors of the Company was filed on April 1, 1991 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference. Each differs only as to name and date executed.

(10.6)	The form of Indemnification Agreements entered into with all Executive Officers of the Company who are also Directors of the Company was filed on April 1, 1991 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference. Each differs only as to name and date executed.

(10.7)	The form of Employee Excess Benefits Agreement entered into with all active Executive Officers, certain retired Executive Officers, and certain other key employees of the Company was filed on March 27, 1992 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference. Each differs only as to name and date executed.

(10.8)	Amendment to Employee Excess Benefits Agreement was filed on May 12, 2000 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.9)	The amended form of Employee Excess Benefits Agreement entered into with certain Executive Officers and certain key employees of the Company was filed on August 6, 2004 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference. Each differs only as to name and date executed.

(10.10)	Amended form of Excess Benefits Agreement entered into with the President & Chief Executive Officer and Senior Vice President – Technology (now President – Steel) was filed on August 6, 2004 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.11)	Form of Amended and Restated Employee Excess Benefits Agreement entered into with certain executive officers and certain key employees of the Company.

(10.12)	Form of Amended and Restated Employee Excess Benefits Agreement entered into with certain executive officers and certain other key employees of the Company.

(10.13)	The Amended and Restated Supplemental Pension Plan of The Timken Company as adopted March 16, 1998 was filed on March 20, 1998 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

Listing of Exhibits (continued)
          Management Contracts and Compensation Plans (continued)

Exhibit

(10.14)	Amendment to the Amended and Restated Supplemental Pension Plan of the Timken Company executed on December 29, 1998 was filed on March 30, 1999 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.15)	The form of The Timken Company Nonqualified Stock Option Agreement for nontransferable options without dividend credit as adopted on April 17, 2001 was filed on May 14, 2001 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.16)	The form of The Timken Company Nonqualified Stock Option Agreement for special award options (performance vesting) as adopted on April 18, 2000 was filed on May 12, 2000 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.17)	The form of Non-Qualified Stock Option Agreement for Officers adopted on January 31, 2005 was filed on February 4, 2005 as an exhibit to Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.18)	The form of Non-Qualified Stock Option Agreement for Officers adopted on February 6, 2006 was filed on February 10, 2006 as an exhibit to Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.19)	Form of Nonqualified Stock Option Agreement for transferable options.

(10.20)	The Timken Company Senior Executive Management Performance Plan as Amended and Restated as of February 1, 2005 and approved by shareholders April 19, 2005 was filed as Appendix A to Proxy Statement filed on March 14, 2005 (Commission File No. 1-1169) and is incorporated herein by reference.

(10.21)	The Timken Company Non-Qualified Stock Option Agreement entered into with James W. Griffith and adopted on December 16, 1999 was filed on March 29, 2000 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.22)	The Timken Company Director Deferred Compensation Plan effective as of February 4, 2000 was filed on May 12, 2000 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.23)	The form of The Timken Company Deferred Shares Agreement as adopted on April 18, 2000 was filed on May 12, 2000 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.24)	The amended form of The Timken Company Deferred Shares Agreement was filed on August 6, 2004 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.25)	The form of The Timken Company Restricted Share Agreement as adopted on January 31, 2005 was filed on February 4, 2005 as an exhibit to Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.26)	The form of The Timken Company Restricted Share Agreement as adopted on February 6, 2006 was filed on February 10, 2006 as an exhibit to Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.27)	The form of The Timken Company Performance Vested Restricted Share Agreement for Executive Officers as adopted on February 4, 2008 was filed on February 7, 2008 as an exhibit to Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.28)	Form of Performance Vested Restricted Share Agreement for certain Executive Officers.

Listing of Exhibits (continued)
     Management Contracts and Compensation Plans (continued)
Exhibit

(10.29)	The form of The Timken Company Performance Unit Agreement as adopted on February 6, 2006 was filed on February 10, 2006 as an exhibit to Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.30)	The form of The Timken Company Performance Unit Agreement as adopted on February 4, 2008 was filed on February 7, 2008 as an exhibit to Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.31)	The form of The Timken Company Restricted Share Agreement for Non-Employee Directors as adopted on January 31, 2005 was filed on March 15, 2005 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.32)	The form of The Timken Company Non-Qualified Stock Option Agreement for Non-Employee Directors as adopted on January 31, 2005 and was filed on March 15, 2005 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.33)	Restricted Shares Agreement entered into with Glenn A. Eisenberg was filed on March 28, 2002 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.34)	Executive Severance Agreement entered into with Glenn A. Eisenberg was filed on March 27, 2003 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.35)	The form of The Timken Company 1996 Deferred Compensation Plan Election Agreement as adopted on December 17, 2003 was filed on March 3, 2004 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.36)	The form of Associate Election Agreement under the 1996 Deferred Compensation Plan was filed on February 4, 2005 as an exhibit to Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.37)	The form of The Timken Company 1996 Deferred Compensation Plan Election Agreement for Deferral of Restricted Shares was filed on August 13, 2002 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.38)	The form of The Timken Company Director Deferred Compensation Plan Election Agreement was filed on May 15, 2003 with Form 10-Q (Commission File Number 1-1169) and is incorporated herein by reference. Each differs only as to name and date executed.

(10.39)	The form of Non-employee Director Election Agreement under the 1996 Deferred Compensation Plan was filed on February 4, 2005 as an exhibit to Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.40)	Deferred Share Agreement entered into with Michael C. Arnold was filed on February 10, 2006 as an exhibit to Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.41)	Form of Severance Agreement between The Timken Company and certain of its officers was filed on June 9, 2006 as an exhibit to Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.42)	Form of Severance Agreement for officers.

Listing of Exhibits (continued)
Exhibit

(12)	Computation of Ratio of Earnings to Fixed Charges.

(21)	A list of subsidiaries of the registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31.1)	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE TIMKEN COMPANY

By /s/ James W. Griffith	By /s/ Glenn A. Eisenberg

James W. Griffith	Glenn A. Eisenberg
President, Chief Executive Officer and Director	Executive Vice President — Finance
(Principal Executive Officer)	and Administration (Principal Financial Officer)
Date: February 25, 2009	Date: February 25, 2009

By /s/ J. Ted Mihaila

J. Ted Mihaila
Senior Vice President and Controller
(Principal Accounting Officer)
Date: February 25, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Phillip R. Cox*	By /s/ Frank C. Sullivan*

Phillip R. Cox Director	Frank C. Sullivan Director
Date: February 25, 2009	Date: February 25, 2009

By /s/ Jerry J. Jasinowski*	By /s/ John M. Timken, Jr.*

Jerry J. Jasinowski Director	John M. Timken, Jr. Director
Date: February 25, 2009	Date: February 25, 2009

By /s/ John A. Luke, Jr.*	By /s/ Ward J. Timken*

John A. Luke, Jr. Director	Ward J. Timken Director
Date: February 25, 2009	Date: February 25, 2009

By /s/ Robert W. Mahoney*	By /s/ Ward J. Timken, Jr.*

Robert W. Mahoney Director	Ward J. Timken, Jr. Director
Date: February 25, 2009	Date: February 25, 2009

By /s/ Joseph W. Ralston*	By /s/ Joseph F. Toot, Jr.*

Joseph W. Ralston Director	Joseph F. Toot, Jr. Director
Date: February 25, 2009	Date: February 25, 2009

By /s/ John P. Reilly*	By /s/ Jacqueline F. Woods*

John P. Reilly Director	Jacqueline F. Woods Director
Date: February 25, 2009	Date: February 25, 2009

* By /s/ Glenn A. Eisenberg

Glenn A. Eisenberg, attorney-in-fact
By authority of Power of Attorney
filed as Exhibit 24 hereto
Date: February 25, 2009

Schedule II—Valuation and Qualifying Accounts
The Timken Company and Subsidiaries

		Additions -		Additions -
	Balance at	Charged to		Charged to				Balance at
	Beginning	Costs and		Other				End of
	of Period	Expenses		Accounts		Deductions		Period

(Dollars in thousands)
Year ended December 31, 2008:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$42,351	$22,164	(1)	$(1,115	) (4)	$6,941	(6)	$56,459
Allowance for surplus and obsolete inventory	34,948	34,095	(2)	(1,735	) (4)	37,445	(7)	29,863

Valuation allowance on deferred tax assets	188,013	20,466	(3)	(21,860	) (5)	24,377		162,242

	$265,312	$76,725		$(24,710)		$68,763		$248,564

Year ended December 31, 2007:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$36,673	$15,349	(1)	$(163	) (4)	$9,508	(6)	$42,351
Allowance for surplus and obsolete inventory	22,060	24,147	(2)	1,975	(4)	13,234	(7)	34,948
Valuation allowance on deferred tax assets	191,894	21,654	(3)	(116	) (5)	25,419		188,013

	$250,627	$61,150		$1,696		$48,161		$265,312

Year ended December 31, 2006:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$37,473	$8,737	(1)	$(304	) (4)	$9,233	(6)	$36,673
Allowance for surplus and obsolete inventory	19,753	17,637	(2)	(1,389	) (4)	13,941	(7)	22,060
Valuation allowance on deferred tax assets	171,357	6,393	(3)	14,455	(5)	311	(8)	191,894

	$228,583	$32,767		$12,762		$23,485		$250,627

(1)	Provision for uncollectible accounts included in expenses.

(2)	Provision for surplus and obsolete inventory included in expenses.

(3)	Increase in valuation allowance is recorded as a component of the provision for income taxes.

(4)	Currency translation and change in reserves due to acquisitions, net of divestitures.

(5)	Includes valuation allowances recorded against other comprehensive loss or goodwill.

(6)	Actual accounts written off against the allowance—net of recoveries.

(7)	Inventory items written off against the allowance.

(8)	Includes reversal of valuation allowance on capital losses due to capital gains recognized in 2005 and the reversal of valuation allowances on certain U.S. state and local tax loss and credit carry forwards that were written-down in 2005.