Form 10-Q
period 2009-03-31
TIMKEN CO
filed 2009-05-07
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑      No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2009

Common Stock, without par value	96,796,639 shares

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE TIMKEN COMPANY AND SUBSIDIARIES
Consolidated Statement of Income
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

(Dollars in thousands, except per share data)
Net sales	$960,378	$1,434,670
Cost of products sold	808,252	1,123,133

Gross Profit	152,126	311,537

Selling, administrative and general expenses	138,996	177,946
Impairment and restructuring charges	14,744	2,876
Gain on divestitures	—	(8)

Operating Income (Loss)	(1,614)	130,723

Interest expense	(8,474)	(10,998)
Interest income	390	1,398
Other income (expense), net	7,468	15,467

Income (Loss) before Income Taxes	(2,230)	136,590
Provision for income taxes	2,848	51,240

Net Income (Loss)	(5,078)	85,350
Less: Net income (loss) attributable to noncontrolling interest	(5,948)	885

Net Income Attributable to The Timken Company	$870	$84,465

Net Income per Common Share Attributable to The Timken Company Common Shareholders

Basic earnings per share	$0.01	$0.88

Diluted earnings per share	$0.01	$0.88

Dividends per share	$0.18	$0.17

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheet

	(Unaudited)
	March 31,	December 31,
	2009	2008

(Dollars in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$112,012	$116,306
Accounts receivable, less allowances: 2009 - $61,530; 2008 - $56,459	538,804	609,397
Inventories, net	1,060,399	1,145,695
Deferred income taxes	83,609	83,438
Deferred charges and prepaid expenses	12,359	11,066
Other current assets	63,950	67,563

Total Current Assets	1,871,133	2,033,465

Property, Plant and Equipment — Net	1,698,258	1,743,866

Other Assets
Goodwill	228,132	230,049
Other intangible assets	169,820	173,704
Deferred income taxes	309,904	314,960
Other non-current assets	40,626	40,006

Total Other Assets	748,482	758,719

Total Assets	$4,317,873	$4,536,050

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$100,165	$91,482
Accounts payable and other liabilities	342,475	443,430
Salaries, wages and benefits	156,563	218,695
Income taxes payable	11,280	22,467
Deferred income taxes	5,142	5,131
Current portion of long-term debt	268,696	17,108

Total Current Liabilities	884,321	798,313

Non-Current Liabilities
Long-term debt	261,413	515,250
Accrued pension cost	842,172	844,045
Accrued postretirement benefits cost	611,439	613,045
Deferred income taxes	9,294	10,388
Other non-current liabilities	98,368	91,971

Total Non-Current Liabilities	1,822,686	2,074,699

Shareholders’ Equity
Class I and II Serial Preferred Stock without par value:
Authorized - 10,000,000 shares each class, none issued
Common stock without par value:
Authorized - 200,000,000 shares
Issued (including shares in treasury) (2009 - 96,940,205 shares; 2008 - 96,891,501 shares)
Stated capital	53,064	53,064
Other paid-in capital	835,432	838,315
Earnings invested in the business	1,563,530	1,580,084
Accumulated other comprehensive loss	(854,260)	(819,633)
Treasury shares at cost (2009 - 143,566 shares; 2008 - 344,948 shares)	(4,163)	(11,586)

Total Shareholders’ Equity	1,593,603	1,640,244

Noncontrolling Interest	17,263	22,794

Total Equity	1,610,866	1,663,038

Total Liabilities and Equity	$4,317,873	$4,536,050

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

(Dollars in thousands)
CASH PROVIDED (USED)
Operating Activities
Net income attributable to The Timken Company	$870	$84,465
Net income (loss) attributable to noncontrolling interest	(5,948)	885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,466	57,475
Impairment charges	3,923	362
Loss (gain) on disposals of property, plant and equipment	5	(16,935)
Deferred income tax (benefit) provision	(218)	667
Stock based compensation expense	4,409	4,686
Pension and other postretirement expense	27,584	25,811
Pension and other postretirement benefit payments	(15,086)	(25,867)
Changes in operating assets and liabilities:
Accounts receivable	61,071	(71,624)
Inventories	65,434	(68,578)
Accounts payable and accrued expenses	(152,704)	(2,858)
Other — net	(9,358)	(1,400)

Net Cash Provided (Used) By Operating Activities	37,448	(12,911)

Investing Activities
Capital expenditures	(33,562)	(52,417)
Proceeds from disposals of property, plant and equipment	2,702	29,628
Acquisitions	(42)	(55,329)
Other	1,332	(453)

Net Cash Used by Investing Activities	(29,570)	(78,571)

Financing Activities
Cash dividends paid to shareholders	(17,424)	(16,320)
Net proceeds from common share activity	1,648	1,587
Proceeds from issuance of long-term debt	—	450,102
Payments on long-term debt	(207)	(319,545)
Short-term debt activity — net	6,241	8,999

Net Cash (Used) Provided by Financing Activities	(9,742)	124,823
Effect of exchange rate changes on cash	(2,430)	4,721

(Decrease) increase In Cash and Cash Equivalents	(4,294)	38,062
Cash and cash equivalents at beginning of year	116,306	30,144

Cash and Cash Equivalents at End of Period	$112,012	$68,206

See accompanying Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in thousands, except per share data)
Note 1 — Basis of Presentation
The accompanying Consolidated Financial Statements (unaudited) for The Timken Company (the Company) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by the accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to the Consolidated Financial Statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain amounts in the 2008 Consolidated Financial Statements have been reclassified to conform to the 2009 presentation.
Note 2 — New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value that is based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information to develop those assumptions. Additionally, the standard expands the disclosures about fair value measurements to include separately disclosing the fair value measurements of assets or liabilities within each level of the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-2 delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. On January 1, 2009, the Company implemented the previously delayed provisions of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities recorded at fair value, as required. The implementation of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities did not have a material impact on the Company’s results of operations and financial condition.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)). SFAS No. 141(R) provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests and goodwill acquired in a business combination. SFAS No. 141(R) also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141(R) is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The implementation of SFAS No. 141(R), effective January 1, 2009, did not have a material impact on the Company’s results of operations and financial condition.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.” SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The implementation of SFAS No. 160, effective January 1, 2009, did not have a material impact on the Company’s results of operations and financial condition.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The implementation of SFAS No. 161, effective January 1, 2009, expanded the disclosures on derivative instruments and related hedged items and did not have a material impact on the Company’s results of operations and financial condition. See Note 16 — Derivative Instruments and Hedging Activities for the expanded disclosures.
In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP No. EITF 03-6-1 clarifies that unvested share-based payment awards that contain rights to receive nonforfeitable dividends are participating securities. FSP No. EITF 03-6-1 provides guidance on how to allocate earnings to participating securities and compute earnings per share using the two-class method. FSP No. EITF 03-6-1 is effective for fiscal years beginning after December 31, 2008, and interim periods within those fiscal years. FSP No. EITF 03-6-1 did not have a material impact on the Company’s disclosure of earnings per share. See Note 10 — Earnings Per Share for the computation of earnings per share using the two-class method.

Note 2 — New Accounting Pronouncements (continued)
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
Note 3 — Inventories

	March 31,	December 31,
	2009	2008

Inventories:
Manufacturing supplies	$83,308	$89,070
Work in process and raw materials	419,115	474,906
Finished products	557,976	581,719

Inventories — net	$1,060,399	$1,145,695

An actual valuation of the inventory under the last-in, first-out (LIFO) method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. The LIFO reserve at March 31, 2009 and December 31, 2008 was $295,712 and $307,544, respectively. The Company’s Steel segment recognized a decrease in its LIFO reserve of $12,383 during the first quarter of 2009 as a result of expected lower year-end inventory quantities and material costs, especially scrap steel costs. The decrease in the Company’s Steel segment LIFO reserve compares to an increase in the LIFO reserve of $16,600 during the first quarter of 2008.
Note 4 — Property, Plant and Equipment
The components of property, plant and equipment are as follows:

	March 31,	December 31,
	2009	2008

Property, Plant and Equipment:
Land and buildings	$703,211	$705,701
Machinery and equipment	3,306,772	3,323,695

Subtotal	4,009,983	4,029,396
Less allowances for depreciation	(2,311,725)	(2,285,530)

Property, Plant and Equipment — net	$1,698,258	$1,743,866

At March 31, 2009 and December 31, 2008, machinery and equipment included approximately $127,900 and $128,800, respectively, of capitalized software. Depreciation expense was $53,947 and $53,994 for the three months ended March 31, 2009 and 2008, respectively. Depreciation expense on capitalized software was approximately $5,100 and $4,400 for the three months ended March 31, 2009 and 2008, respectively. Assets held for sale at March 31, 2009 and December 31, 2008 were $4,392 and $7,020, respectively. Assets held for sale at March 31, 2009 relate to land and buildings in Torrington, Connecticut and are classified as Other current assets on the Consolidated Balance Sheet.
On February 15, 2008, the Company completed the sale of its former seamless steel tube manufacturing facility located in Desford, England for approximately $28,400. The Company recognized a pretax gain of approximately $20,200 during the first quarter of 2008 and recorded the gain in Other income (expense), net in the Company’s Consolidated Statement of Income.

Note 5 — Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2009 are as follows:

	Beginning			Ending
	Balance	Acquisitions	Other	Balance

Segment:
Process Industries	$52,856	$—	$(1,547)	$51,309
Aerospace and Defense	167,558	36	(412)	167,182
Steel	9,635	6	—	9,641

Total	$230,049	$42	$(1,959)	$228,132

Acquisitions represent opening balance sheet allocation adjustments for acquisitions completed in 2008. Other primarily includes foreign currency translation adjustments.
The following table displays intangible assets as of March 31, 2009 and December 31, 2008:

	As of March 31, 2009			As of December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangible assets subject to amortization:

Customer relationships	$101,099	$17,813	$83,286	$101,098	$16,470	$84,628
Engineering drawings	5,001	5,001	—	5,001	5,001	—
Know-how	2,075	774	1,301	2,122	784	1,338
Land-use rights	7,501	2,654	4,847	7,508	2,593	4,915
Patents	22,729	14,741	7,988	22,729	14,101	8,628
Technology use	45,677	7,838	37,839	46,120	7,298	38,822
Trademarks	6,486	4,571	1,915	6,632	4,670	1,962
PMA licenses	8,792	1,867	6,925	8,792	1,753	7,039
Non-compete agreements	2,710	670	2,040	2,710	493	2,217
Unpatented technology	18,425	11,450	6,975	18,425	11,000	7,425

	$220,495	$67,379	$153,116	$221,137	$64,163	$156,974

Intangible assets not subject to amortization:
Goodwill	$228,132	$—	$228,132	$230,049	$—	$230,049
Tradename	1,400	—	1,400	1,400	—	1,400
Land-use rights	123	—	123	146	—	146
Industrial license agreements	961	—	961	964	—	964
FAA air agency certificates	14,220	—	14,220	14,220	—	14,220

	$244,836	$—	$244,836	$246,779	$—	$246,779

Total intangible assets	$465,331	$67,379	$397,952	$467,916	$64,163	$403,753

Amortization expense for intangible assets was $3,470 for the three months ended March 31, 2009. Amortization expense for intangible assets is estimated to be approximately $14,900 for 2009; $14,600 in 2010; $13,600 in 2011; $13,000 in 2012 and $9,900 in 2013.

Note 6 — Equity Investments
The Company’s investments in less than majority-owned companies in which it has the ability to exercise significant influence are accounted for using the equity method except when they qualify as variable interest entities and are consolidated in accordance with FASB Interpretation No. 46 (revised December 2003) (FIN 46(R)), “Consolidation of Variable Interest Entities — an interpretation of Accounting Research Bulletin No. 51.”
Equity investments are reviewed for impairment when circumstances (such as lower-than-expected financial performance or change in strategic direction) indicate that the carrying value of the investment may not be recoverable. If impairment does exist, the equity investment is written down to its fair value with a corresponding charge to the Consolidated Statement of Income. No impairments were recorded during the first quarters of 2009 and 2008 relating to the Company’s equity investments.
Investments accounted for under the equity method were $13,053 and $13,634 at March 31, 2009 and December 31, 2008, respectively, and were reported in Other non-current assets on the Consolidated Balance Sheet.
The Company’s Mobile Industries segment has a joint venture with Advanced Green Components, LLC (AGC). AGC is engaged in the business of converting steel to machined rings for tapered bearings and other related products. During the third quarter of 2006, AGC refinanced its long-term debt of $12,240. The Company guaranteed half of this obligation. The Company concluded the refinancing represented a reconsideration event to evaluate whether AGC was a variable interest entity under FIN 46(R). The Company concluded that AGC was a variable interest entity and that the Company was the primary beneficiary. Therefore, the Company consolidated AGC, effective September 30, 2006. At March 31, 2009 net assets of AGC were $2,721, primarily consisting of the following: inventory of $5,915; property, plant and equipment of $21,692; short-term and long-term debt of $18,120; and other non-current liabilities of $7,365. All of AGC’s assets are collateral for its obligations. Except for AGC’s indebtedness for which the Company is a guarantor, AGC’s creditors have no recourse to the general credit of the Company.
The Company has no other variable interest entities, other than AGC, for which it is a primary beneficiary.
Note 7 — Financing Arrangements
Short-term debt at March 31, 2009 and December 31, 2008 was as follows:

	March 31,	December 31,
	2009	2008

Variable-rate lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 1.94% to 11.75%	$100,165	$91,482

Short-term debt	$100,165	$91,482

The lines of credit for certain of the Company’s foreign subsidiaries provide for borrowings up to $423,699. At March 31, 2009, the Company had borrowings outstanding of $100,165, which reduced the availability under these facilities to $323,534.
The Company has a $175,000 Accounts Receivable Securitization Financing Agreement (Asset Securitization Agreement), renewable every 364 days. On December 19, 2008, the Company renewed its Asset Securitization Agreement. Under the terms of the Asset Securitization Agreement, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary that in turn uses the trade receivables to secure borrowings, which are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the agreement are limited to certain borrowing base calculations. Any amounts outstanding under this Asset Securitization Agreement would be reported on the Company’s Consolidated Balance Sheet in Short-term debt. As of March 31, 2009, there were no outstanding borrowings under the Asset Securitization Agreement. Although the Company had no outstanding borrowings under the Asset Securitization Agreement as of March 31, 2009, certain borrowing base limitations reduced the availability under the Asset Securitization Agreement to $111,563. The yield on the commercial paper, which is the commercial paper rate plus program fees, is considered a financing cost and is included in Interest expense in the Consolidated Statement of Income.

Note 7 — Financing Arrangements (continued)
Long-term debt at March 31, 2009 and December 31, 2008 was as follows:

	March 31,	December 31,
	2009	2008

Fixed-rate Medium-Term Notes, Series A, due at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	$175,000	$175,000
Variable-rate State of Ohio Air Quality Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.64% at March 31, 2009)	12,200	12,200
Variable-rate State of Ohio Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (1.19% at March 31, 2009)	9,500	9,500
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (0.82% at March 31, 2009)	17,000	17,000
Variable-rate Unsecured Canadian Note, maturing on December 22, 2010 (1.47% at March 31, 2009)	45,841	47,104
Fixed-rate Unsecured Notes, maturing on February 15, 2010 with an interest rate of 5.75%	251,651	252,357
Variable-rate credit facility with US Bank for Advanced Green Components, LLC, maturing on July 17, 2009 (1.40% at March 31, 2009)	12,240	12,240
Other	6,677	6,957

	530,109	532,358
Less current maturities	268,696	17,108

Long-term debt	$261,413	$515,250

The Company has a $500,000 Amended and Restated Credit Agreement (Senior Credit Facility) that matures on June 30, 2010. At March 31, 2009, the Company had no outstanding borrowings but had letters of credit outstanding under this facility totaling $40,963, which reduced the availability under the Senior Credit Facility to $459,037. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At March 31, 2009, the Company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements.
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
Note 8 — Product Warranty
The Company provides limited warranties on certain of its products. The Company accrues liabilities for warranty based upon specific claims and a review of historical warranty claim experience in accordance with SFAS No. 5, “Accounting for Contingencies.” Should the Company become aware of a specific potential warranty claim for which liability is probable and reasonably estimable, a specific charge is recorded and accounted for accordingly. Adjustments are made quarterly to the accruals as claim data and historical experience change. The following is a rollforward of the warranty accruals for the three months ended March 31, 2009 and the twelve months ended December 31, 2008:

	March 31,	December 31,
	2009	2008

Beginning balance, January 1	$13,515	$12,571
Expense	256	7,525
Payments	(2,784)	(6,581)

Ending balance	$10,987	$13,515

The product warranty accrual at March 31, 2009 and December 31, 2008 was included in Accounts payable and other liabilities on the Consolidated Balance Sheet.

Note 9 — Equity
An analysis of the change in capital and earnings invested in the business is as follows:

		The Timken Company Shareholders
				Earnings	Accumulated
			Other	Invested	Other
		Stated	Paid-In	in the	Comprehensive	Treasury	Noncontrolling
	Total	Capital	Capital	Business	Income	Stock	Interest

Balance at December 31, 2008	$1,663,038	$53,064	$838,315	$1,580,084	$(819,633)	$(11,586)	$22,794

Net Income (loss)	(5,078)			870			(5,948)

Foreign currency translation adjustment	(44,544)				(44,544)
Pension and postretirement liability adjustment	10,217				10,217
Unrealized gain on marketable securities	86				69		17
Change in fair value of derivative financial instruments, net of reclassifications	(369)				(369)

Total comprehensive income (loss)	(39,688)
Capital investment in Timken XEMC (Hunan) Bearings Co.	400						400
Dividends — $0.18 per share	(17,424)			(17,424)
Issuance of 201,382 shares from treasury and 48,705 shares from authorized	4,540		(2,883)			7,423

Balance at March 31, 2009	$1,610,866	$53,064	$835,432	$1,563,530	$(854,260)	$(4,163)	$17,263

The total comprehensive income for the three months ended March 31, 2008 was $121,582.
Note 10 — Earnings Per Share
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008

Earnings per share — Basic:
Numerator:
Net income attributable to the Timken Company	$870	$84,465
Less: distributed and undistributed earnings allocated to nonvested stock	(6)	(606)

Earnings available to common shareholders — basic	864	83,859
Denominator:
Weighted-average number of shares outstanding — basic	96,028,860	95,254,264

Basic earnings per share	$0.01	$0.88

Earnings per share — Diluted:
Numerator:
Net income attributable to the Timken Company	$870	$84,465
Less: distributed and undistributed earnings allocated to nonvested stock	(6)	(606)

Earnings available to common shareholders — diluted	864	83,859
Denominator:
Weighted-average number of shares outstanding — basic	96,028,860	95,254,264
Effect of dilutive options	—	393,754

Weighted-average number of shares outstanding, assuming dilution of stock options	96,028,860	95,648,018

Diluted earnings per share	$0.01	$0.88

The exercise prices for certain stock options that the Company has awarded exceed the average market price of the Company’s common stock. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. The antidilutive stock options outstanding were 4,938,146 and 1,569,019 during the first quarter of 2009 and 2008, respectively.

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

	Three months ended
	March 31,
	2009	2008

Net sales to external customers:
Mobile Industries	$372,864	$635,252
Process Industries	242,284	312,212
Aerospace and Defense	112,665	102,132
Steel	232,565	385,074

	$960,378	$1,434,670

Intersegment sales:
Process Industries	$922	$410
Steel	16,003	39,914

	$16,925	$40,324

Segment EBIT, as adjusted:
Mobile Industries	$(24,879)	$30,566
Process Industries	47,017	59,037
Aerospace and Defense	18,553	7,162
Steel	(7,262)	53,379

Total EBIT, as adjusted, for reportable segments	$33,429	$150,144

Unallocated corporate expense	(12,330)	(16,425)
Impairment and restructuring	(14,744)	(2,876)
(Loss) gain on divestitures	—	8
Rationalization and integration charges	(1,465)	(2,182)
Gain on sale of non-strategic assets, net of dissolution of subsidiary	1,222	20,355
Interest expense	(8,474)	(10,997)
Interest income	390	1,397
Intersegment eliminations	(258)	(2,834)

Income (Loss) before Income Taxes	$(2,230)	$136,590

Intersegment sales represent sales between the segments. These sales are eliminated in consolidation.

Note 12 — Impairment and Restructuring Charges
Impairment and restructuring charges by segment are comprised of the following:
For the three months ended March 31, 2009:

	Mobile	Process	Aerospace and
	Industries	Industries	Defense	Steel	Corporate	Total

Impairment charges	$897	$3,026	$—	$—	$—	$3,923
Severance expense and related benefit costs	7,594	959	54	446	1,200	10,253
Exit costs	4	563	—	1	—	568

Total	$8,495	$4,548	$54	$447	$1,200	$14,744

For the three months ended March 31, 2008:

	Mobile	Process	Aerospace
	Industries	Industries	and Defense	Steel	Corporate	Total

Impairment charges	$310	$52	$—	$—	$—	$362
Severance expense and related benefit costs	2,094	—	—	—	—	2,094
Exit costs	7	88	—	325	—	420

Total	$2,411	$140	$—	$325	$—	$2,876

The following discussion explains the major impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above.
Selling and Administrative Reductions
In March 2009, the Company announced the realignment of its organization to improve efficiency and reduce costs. The Company had targeted pretax savings of approximately $30,000 to $40,000 in annual selling and administrative costs. In light of the Company’s revised forecast indicating significantly reduced sales and earnings for the year, the Company is now expanding the target to approximately $80,000. The implementation of these savings began in the first quarter of 2009 and is expected to be significantly completed by the end of the fourth quarter of 2009, with full-year savings expected to be achieved in 2010. As the Company streamlines its operating structure, it expects to cut its salaried workforce by up to 400 positions in 2009, incurring severance costs of approximately $10,000 to $20,000. During the first quarter of 2009, the Company recorded $2,202 of severance and benefit costs related to this initiative to eliminate approximately 26 associates. Of the $2,202 charge, $1,200 related to Corporate, $420 related to the Mobile Industries segment, $409 related to the Steel segment, $166 related to the Process Industries segment and $7 related to the Aerospace and Defense segment.
Manufacturing Workforce Reductions
During the first quarter of 2009, the Company recorded $7,371 in severance and related benefit costs, including a curtailment of pension benefits of $1,850, to eliminate approximately 900 associates to properly align its business as a result of the current downturn in the economy and expected market demand. Of the $7,371 charge, $6,565 related to the Mobile Industries segment, $761 related to the Process Industries segment and $45 related to the Aerospace and Defense segment.
Bearings and Power Transmission Reorganization
In August 2007, the Company announced the realignment of its management structure. During the first quarter of 2008, the Company began to operate under two major business groups: the Steel Group and the Bearings and Power Transmission Group. The Bearings and Power Transmission Group includes three reportable segments: Mobile Industries, Process Industries and Aerospace and Defense. The Company realized pretax savings of approximately $18,000 in 2008 as a result of these changes. During the first quarter of 2008, the Company recorded $1,092 of severance and related benefit costs related to this initiative. The severance charge for the first quarter of 2008 related to the Mobile Industries segment.

Note 12 — Impairment and Restructuring Charges (continued)
Mobile Industries
In March 2007, the Company announced the planned closure of its manufacturing facility in Sao Paulo, Brazil. The closure of this manufacturing facility was subsequently delayed to serve higher customer demand. However, with the current downturn in the economy, the Company believes it will close this facility before the end of 2010. This closure is targeted to deliver annual pretax savings of approximately $5,000, with expected pretax costs of approximately $25,000 to $30,000, which includes restructuring costs and rationalization costs recorded in cost of products sold and selling, administrative and general expenses. Due to the delay in the closure of this manufacturing facility, the Company expects to realize the $5,000 of annual pretax savings before the end of 2010, once this facility closes. Mobile Industries has incurred cumulative pretax costs of approximately $18,536 as of March 31, 2009 related to this closure. During the first quarter of 2009 and 2008, the Company recorded $557 and $1,002, respectively, of severance and related benefit costs associated with the planned closure of the Company’s Sao Paulo, Brazil manufacturing facility.
In addition to the above charges, the Company recorded impairment charges of $897 during the first quarter of 2009 related to impairment of fixed assets at two of its facilities in France as a result of the carrying value of these assets exceeding expected future cash flows. During the first quarter of 2008, the Company recorded an impairment charge of $310 related to an impairment of fixed assets at its facility in Spain as a result of the carrying value of these assets exceeding expected future cash flows due to the then-anticipated sale of this facility.
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
The Company recorded impairment charges of $3,026 and exit costs of $563 during the first quarter of 2009 related to Process Industries’ rationalization plans. During the first quarter of 2008, the Company recorded impairment charges of $52 and exit costs of $88 as a result of Process Industries’ rationalization plans. Including rationalization costs recorded in cost of products sold and selling, administrative and general expenses, the Process Industries segment has incurred cumulative pretax costs of approximately $41,158 as of March 31, 2009 for these rationalization plans. As of March 31, 2009, the Process Industries segment has realized approximately $15,000 in annual pretax savings.
Steel
In April 2007, the Company completed the closure of its seamless steel tube manufacturing facility located in Desford, England. The Company recorded $325 of exit costs during the first quarter of 2008 related to this action.
The following is a rollforward of the consolidated restructuring accrual for the three months ended March 31, 2009 and the twelve months ended December 31, 2008:

	March 31,	December 31,
	2009	2008

Beginning balance, January 1	$18,946	$24,455
Expense	8,971	12,597
Payments	(6,716)	(18,106)

Ending balance	$21,201	$18,946

The restructuring accrual at March 31, 2009 and December 31, 2008 is included in Accounts payable and other liabilities on the Consolidated Balance Sheet. The restructuring accrual at March 31, 2009 excludes costs related to the curtailment of pension benefit plans of $1,850. The accrual at March 31, 2009 includes $14,394 of severance and related benefits, with the remainder of the balance primarily representing environmental exit costs. Approximately half of the $14,394 accrual relating to severance and related benefits is expected to be paid by the end of 2009, with the remainder paid before the end of 2010 once the closure of the manufacturing facility in Sao Paulo, Brazil is completed.

Note 13 — Retirement and Postretirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s retirement and postretirement benefit plans. The amounts for the three months ended March 31, 2009 are based on actuarial calculations prepared during 2008. Consistent with prior years, these calculations will be updated later in the year. These updated calculations may result in a different net periodic benefit cost for 2009. The net periodic benefit cost recorded for the three months ended March 31, 2009 is the Company’s best estimate of each period’s proportionate share of the amounts to be recorded for the year ended December 31, 2009.

	Pension		Postretirement
	Three months ended		Three months ended
	March 31,		March 31,
	2009	2008	2009	2008

Components of net periodic benefit cost
Service cost	$8,776	$10,188	$789	$1,153
Interest cost	39,902	41,823	10,599	11,087
Expected return on plan assets	(47,328)	(50,545)	—	—
Amortization of prior service cost	2,861	3,135	(544)	(469)
Amortization of net actuarial loss	9,443	7,235	1,256	2,229
Curtailment loss	1,850	—	—	—
Amortization of transition asset	(20)	(25)	—	—

Net periodic benefit cost	$15,484	$11,811	$12,100	$14,000

Note 14 — Income Taxes

	Three Months Ended
	March 31,
	2009	2008

Provision for income taxes	$2,848	$51,240
Effective tax rate	(127.7)%	37.8%

The Company’s provision for income taxes in interim periods is computed in accordance with FIN 18, “Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28” by applying appropriate annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior year tax liabilities, are recorded during the period in which they occur.
The first quarter of 2009 resulted in $2,848 of net income tax expense, or an effective tax rate of -127.7%. This tax rate was principally driven by the application of FIN 18, as income tax expense on earnings from profitable affiliates exceeded tax benefits that could be recorded on losses from unprofitable affiliates. For the full year of 2009, the Company expects its effective tax rate to be in the range of 25% to 30%.
The effective tax rate for the first quarter of 2009 was higher than the U.S. federal statutory tax rate primarily due to increased losses at certain foreign subsidiaries where no tax benefit could be recorded. These increases were partially offset by the earnings in certain foreign jurisdictions where the effective tax rate is less than 35%, the U.S. Federal research tax credit and other U.S. net tax benefits.
The effective tax rate for the first quarter of 2008 was higher than the U.S. federal statutory tax rate due to losses at certain foreign subsidiaries where no tax benefit could be claimed, U.S. state and local taxes and an unfavorable discrete tax adjustment to increase the Company’s accruals for uncertain tax positions. These increases were offset by tax benefits related to the earnings of certain foreign subsidiaries being taxes at a rate less than 35%, the U.S. domestic manufacturing deduction and other U.S. net tax benefits.

Note 15 — Fair Value
SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

Level – 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level – 2	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level – 3	Unobservable inputs for the asset or liability.
The following table presents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

	Total	Level 1	Level 2	Level 3

Assets:
Available-for-sale securities	$25,341	$25,341	$—	$—
Natural gas forward contracts	233	—	233	—
Foreign currency hedges	4,018	—	4,018	—
Interest rate swaps	1,651	—	1,651	—

Total Assets	$31,243	$25,341	$5,902	$—

Liabilities:
Foreign currency hedges	$6,585	$—	$6,585	$—

Total Liabilities	$6,585	$—	$6,585	$—

The Company uses publicly available foreign currency forward and spot rates to measure the fair value of its foreign currency forward contracts. The natural gas forward contracts are marked to market using prevailing forward rates for natural gas. The Company’s interest rate swaps are remeasured each period using observable market interest rates.
The Company does not believe it has significant concentrations of risk associated with the counterparties to its financial instruments.
The following table presents the fair value hierarchy for those nonfinancial assets measured at fair value on a nonrecurring basis as of March 31, 2009:

	Fair Value at March 31, 2009
	Total	Level 1	Level 2	Level 3	Total Losses

Assets:

Long-lived assets held and used	$244	$—	$—	$244	$(3,923)

Total Assets	$244	$—	$—	$244	$(3,923)

In accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets held and used with a total carrying value of $4,167 were written down to their fair value of $244, resulting in an impairment charge of $3,923, which was included in earnings for the first quarter of 2009. These long-lived assets, which were part of a larger group of assets, were examined and determined to no longer be of use to the Company and thus were scrapped. The remaining assets were written down to an estimated fair value based on what the Company would receive for used machinery and equipment, if sold.

Note 16 — Derivative Instruments and Hedging Activities
The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are commodity price risk, foreign currency exchange rate risk, and interest rate risk. Forward contracts on various commodities are entered into to manage the price risk associated with forecasted purchases of natural gas used in the Company’s manufacturing process. Forward contracts on various foreign currencies are entered into to manage the foreign currency exchange rate risk on forecasted revenue denominated in foreign currencies. Other forward exchange contracts on various foreign currencies are entered into to manage the foreign currency exchange rate risk associated with certain of the Company’s commitments denominated in foreign currencies. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s fixed and floating-rate borrowings.
In accordance with SFAS No. 133, the Company designates certain foreign currency forward contracts as cash flow hedges of forecasted revenues, and certain interest rate hedges as fair value hedges of fixed-rate borrowings. The majority of the Company’s natural gas forward contracts are not subject to any hedge designation as they are considered within the normal purchases exemption.
The Company does not purchase or hold any derivative financial instruments for trading purposes.
As of March 31, 2009, the Company had $106,671 of outstanding foreign currency forward contracts at notional value. The total notional value of foreign currency hedges as of December 31, 2008 was $239,415.
Cash Flow Hedging Strategy
For certain derivative instruments that are designated as and qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffectiveness portion) or hedge components excluded from the assessment of effectiveness, are recognized in the Consolidated Statement of Income during the current period.
To protect against a reduction in the value of forecasted foreign currency cash flows resulting from export sales over the next year, the Company has instituted a foreign currency cash flow hedging program. The Company hedges portions of its forecasted intra-group revenue or expense denominated in foreign currencies with forward contracts. When the dollar strengthens significantly against the foreign currencies, the decline in the present value of future foreign currency revenue is offset by gains in the fair value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is offset by losses in the fair value of the forward contracts.
Fair Value Hedging Strategy
For derivative instruments that are designated and qualify as fair value hedges (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as offsetting the loss or gain on the hedged item attributable to the hedged risk are recognized in the same line item associated with the hedged item (i.e., in “interest expense” when the hedged item is fixed-rate debt).

Note 16 — Derivative Instruments and Hedging Activities (continued)
The following table presents the fair value and location of all assets and liabilities associated with the Company’s hedging instruments within the unaudited Consolidated Balance Sheet:

		Asset Derivatives		Liability Derivatives
					Fair Value
	Balance Sheet	Fair Value	Fair Value	Fair Value	at
	Location	at 3/31/09	at 12/31/08	at 3/31/09	12/31/08
Derivatives designated as hedging instruments under SFAS No. 133

Foreign currency forward contracts	Other non-current liabilities	$3,889	$4,398	$6,330	$7,635
Interest rate swaps	Other non-current assets	1,651	2,357	—	—
Natural gas forward contracts	Other current assets	233	1,559	—	—

Total derivatives designated as hedging instruments under SFAS No. 133		$5,773	$8,314	$6,330	$7,635

Derivatives not designated as hedging instruments under SFAS No. 133 (a)

Foreign currency forward contracts	Other non-current liabilities	$129	$1,786	$255	$3,218

Total derivatives		$5,902	$10,100	$6,585	$10,853

(a)	See Footnote 15 — Fair Value for additional information on the Company’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.
The following tables present the impact of derivative instruments and their location within the unaudited Consolidated Statement of Income:

		Amount of gain or
		(loss) recognized in
	Location of gain or (loss)	income on derivative
Derivatives in SFAS No. 133 fair	recognized in income on	March 31,	March 31,
value hedging relationships	derivative	2009	2008

Interest rate swaps	Interest expense	$(706)	$1,368
Natural gas forward contracts	Other income (expense)	(1,326)	(448)

Total		$(2,032)	$920

		Amount of gain or
		(loss) recognized in
	Location of gain or (loss)	income on derivative
Hedged items in SFAS No. 133 fair	recognized in income on	March 31,	March 31,
value hedge relationships	derivative	2009	2008

Fixed-rate debt	Interest expense	$706	$(1,368)
Inventory	Other income (expense)	1,106	—

Total		$1,812	$(1,368)

Note 16 — Derivative Instruments and Hedging Activities (continued)

			Amount of gain or
	Amount of gain or (loss)		(loss) reclassified from
	recognized in OCI on		AOCI into income
	derivative		(effective portion) (a)
	Three months ended		Three months ended
Derivatives in SFAS No. 133 cash flow	March 31,		March 31,
hedging relationships	2009	2008	2009	2008

Foreign currency forward contracts	$(299)	$553	$884	$148

Total	$(299)	$553	$884	$148

All cash flow hedge contracts are 100% effective and as a result, no portion of the gain or loss reclassified from accumulated other comprehensive income into income was ineffective.

		Amount of gain or (loss)
		recognized in income on
Derivatives not designated as	Location of gain or (loss)	derivative
hedging instruments under SFAS	recognized in income on	Three months ended March 31,
No. 133	derivative	2009	2008

Foreign currency forward contracts	Cost of sales	$(88)	$293
Foreign currency forward contracts	Other income (expense)	1,394	332

Total		$1,306	$625

Note 17 — Subsequent Events
On April 30, 2009, Chrysler LLC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code to reorganize its business. At this time, the Company’s management is reviewing the impact of this bankruptcy filing. The Company’s accounts receivable from Chrysler LLC and its wholly-owned U.S. subsidiaries (“Chrysler”) were approximately $1.2 million as of April 30, 2009. It is possible that some or all of the Company’s accounts receivable balance from Chrysler either may not be collected or may be paid in the near term either through ordinary claims procedures or other means under the bankruptcy process.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Introduction
The Timken Company is a leading global manufacturer of highly engineered anti-friction bearings and assemblies, high-quality alloy steels and aerospace power transmission systems, as well as a provider of related products and services. The Company operates under two business groups: the Steel Group and the Bearings and Power Transmission Group. The Bearings and Power Transmission Group is composed of three operating segments: (1) Mobile Industries, (2) Process Industries and (3) Aerospace and Defense. These three operating segments and the Steel Group comprise the Company’s four reportable segments.
The Mobile Industries segment provides bearings, power transmission components and related products and services. Customers of the Mobile Industries segment include original equipment manufacturers and suppliers for passenger cars, light trucks, medium and heavy-duty trucks, rail cars, locomotives and agricultural, construction and mining equipment. Customers also include aftermarket distributors of automotive products. The Company’s strategy for the Mobile Industries segment is to improve financial performance by allocating assets to serve the most attractive market sectors and restructuring or exiting those businesses where adequate returns cannot be achieved over the long-term.
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
The Aerospace and Defense segment manufactures bearings, helicopter transmission systems, rotor head assemblies, turbine engine components, gears and other precision flight-critical components for commercial and military aviation applications. The Aerospace and Defense segment also provides aftermarket services, including repair and overhaul of engines, transmissions and fuel controls, as well as aerospace bearing repair and component reconditioning. In addition, the Aerospace and Defense segment also manufactures bearings for original equipment manufacturers of health and positioning control equipment. The Company’s strategy for the Aerospace and Defense segment is to: (1) grow by adding power transmission parts, assemblies and services, utilizing a platform approach; (2) develop new aftermarket channels; and (3) add core bearing capacity through manufacturing initiatives in North America and China. In April 2008, the Company opened a new aerospace precision products manufacturing facility in China. In November 2008, the Company completed the acquisition of the assets of EXTEX Ltd. (EXTEX), located in Gilbert, Arizona. EXTEX is a leading designer and marketer of high-quality replacement engine parts for the aerospace aftermarket.
The Steel segment manufactures more than 450 grades of carbon and alloy steel, which are produced in both solid and tubular sections with a variety of lengths and finishes. The Steel segment also manufactures custom-made steel products for both industrial and automotive applications. The Company’s strategy for the Steel segment is to focus on opportunities where the Company can offer differentiated capabilities while driving profitable growth. In November 2008, the Company opened a new $60 million small-bar steel rolling mill to expand its portfolio of differentiated steel products. The new mill enables the Company to competitively produce steel bars down to 1-inch diameter for use in power transmission and friction management applications for a variety of customers, including foreign automakers. In February 2008, the Company completed the acquisition of the assets of Boring Specialties, Inc. (BSI), a provider of a wide range of precision deep-hole oil and gas drilling and extraction products and services.
In addition to specific segment initiatives, the Company has been making strategic investments in business processes and systems. Project O.N.E. is a multi-year program, which began in 2005, designed to improve the Company’s business processes and systems. The Company expects to invest approximately $210 million to $220 million, which includes internal and external costs, to implement Project O.N.E. As of March 31, 2009, the Company has incurred costs of approximately $201.7 million, of which approximately $117.0 million have been capitalized to the Consolidated Balance Sheet. During 2008 and 2007, the Company completed the installation of Project O.N.E. for the majority of the Company’s domestic operations and a major portion of its European operations. On April 1, 2009, the Company completed the next installation of Project O.N.E. for the majority of the Company’s remaining European operations, as well as certain other facilities in North America and India. With the completion of the April 2009 installation of Project O.N.E., approximately 80% of the Bearings and Power Transmission Group’s global sales flow through the new system.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Financial Overview
Overview

	1Q 2009	1Q 2008	$ Change	% Change

(Dollars in millions, except earnings per share)
Net sales	$960.4	$1,434.7	$(474.3)	(33.1)%
Net income attributable to The Timken Company	0.9	84.5	(83.6)	(98.9)%

Diluted earnings per share	$0.01	$0.88	$(0.87)	(98.9)%
Average number of shares — diluted	96,028,860	95,648,018	—	0.2%

The Company reported net sales for the first quarter of 2009 of approximately $0.96 billion, compared to $1.43 billion in the first quarter of 2008, a decrease of 33.1%. Sales were lower across all business segments except for the Aerospace and Defense segment. The decrease in sales was primarily driven by lower volume and lower steel surcharges, partially offset by the favorable impact of pricing. For the first quarter of 2009, earnings per diluted share were $0.01, compared to $0.88 per diluted share for the first quarter of 2008.
The Company’s first quarter results reflect the deterioration of most market sectors as a result of the current global economic downturn. The impact of lower volume and higher restructuring charges as a result of actions taken to align the Company’s businesses with current demand was partially offset by lower raw material costs and lower selling and administrative costs. Additionally, the Company’s results for the first quarter of 2008 reflected a pretax gain of $20.2 million on the sale of the Company’s former seamless steel tube manufacturing facility located in Desford, England.
Outlook
The Company’s outlook for 2009 reflects a deteriorating global economic climate that is expected to last throughout the year, impacting most of the Company’s market sectors. Lower sales, compared to 2008, are expected in all business segments except for the Aerospace and Defense segment. A significant portion of the decrease in the Steel segment sales is expected to be due to significantly lower surcharges to recover raw material costs, which were at historically high levels during the middle of 2008, but declined significantly towards the end of 2008. The Company’s results will reflect lower margins as a result of the lower volume and surcharges, partially offset by improved pricing, lower raw material costs and lower selling, administrative and general expenses. The Company expects to continue to take actions to properly align its business with current market demand. During 2009, the Company announced that it plans to eliminate approximately 400 salaried positions by the end of the fourth quarter of 2009, as well as implement cost savings initiatives that are targeted to save approximately $80 million in annual selling and administrative expenses.
The Company expects to continue to generate cash from operations in 2009 as a result of lower working capital levels. In addition, the Company expects to decrease capital expenditures by approximately 40% in 2009, compared to 2008. However, pension contributions are expected to increase to approximately $70 million to $75 million, including $50 million of discretionary U.S. contributions, in 2009, compared to $22 million in 2008, primarily due to negative asset returns in the Company’s defined benefit pension plans during 2008.
The Statement of Income
Sales by Segment:

	1Q 2009	1Q 2008	$ Change	% Change

(Dollars in millions, and exclude intersegment sales)
Mobile Industries	$372.9	$635.3	$(262.4)	(41.3)%
Process Industries	242.3	312.2	(69.9)	(22.4)%
Aerospace and Defense	112.6	102.1	10.5	10.3%
Steel	232.6	385.1	(152.5)	(39.6)%

Total Company	$960.4	$1,434.7	$(474.3)	(33.1)%

Net sales for the first quarter of 2009 decreased $474.3 million, or 33.1%, compared to the first quarter of 2008, primarily due to lower volume of approximately $400 million across most business segments, except for the Aerospace and Defense segment, lower steel surcharges of $80 million and the effect of currency-rate changes of approximately $75 million, partially offset by improved pricing and favorable sales mix of approximately $80 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Gross Profit:

	1Q 2009	1Q 2008	$ Change	Change

(Dollars in millions)
Gross profit	$152.1	$311.5	$(159.4)		(51.2)%
Gross profit % to net sales	15.8%	21.7%	—	(590	) bps
Rationalization expenses included in cost of products sold	$1.2	$1.4	$(0.2)		(14.3)%

Gross profit margin decreased in the first quarter of 2009, compared to the first quarter of 2008, due to the impact of lower sales volume across most market sectors of approximately $115 million, lower steel surcharges of $80 million and higher manufacturing costs of approximately $100 million, partially offset by lower raw material costs of approximately $50 million, improved pricing and sales mix of approximately $70 million and lower logistics costs of approximately $25 million. The higher manufacturing costs were primarily driven by the Mobile Industries and Steel segments as a result of the underutilization of plant capacity. The lower raw material costs are primarily due to lower scrap steel costs as scrap steel and other raw material costs have fallen in 2009 from historically high levels in 2008.
In the first quarter of 2009, rationalization expenses included in cost of products sold primarily related to the continued rationalization of Process Industries’ Canton, Ohio bearing manufacturing facilities. In the first quarter of 2008, rationalization expenses included in cost of products sold primarily related to certain Mobile Industries segment domestic manufacturing facilities, the closure of the Company’s seamless steel tube manufacturing operations located in Desford, England and the continued rationalization of Process Industries’ Canton, Ohio bearing manufacturing facilities. Rationalization expenses in the first quarter of 2009 and 2008 primarily consisted of accelerated depreciation and relocation of equipment.
Selling, Administrative and General Expenses:

	1Q 2009	1Q 2008	$ Change	Change

(Dollars in millions)
Selling, administrative and general expenses	$139.0	$177.9	$(38.9)		(21.9)%
Selling, administrative and general expenses % to net sales	14.5%	12.4%	—	210	bps
Rationalization expenses included in selling, administrative and general expenses	$0.3	$0.8	$(0.5)		(62.5)%

The decrease in selling, administrative and general expenses in the first quarter of 2009, compared to the first quarter of 2008, was primarily due to lower performance-based compensation of approximately $18 million and restructuring initiatives and lower discretionary spending on items such as travel and professional fees of approximately $20 million.
In the first quarter of 2009, the rationalization expenses included in selling, administrative and general expenses primarily related to the rationalization of Process Industries’ Canton, Ohio bearing facilities. In the first quarter of 2008, the rationalization expenses included in selling, administrative and general expenses primarily related to the rationalization of the Process Industries’ Canton, Ohio bearing facilities and costs associated with vacating the Torrington, Connecticut office complex.
Impairment and Restructuring Charges:

	1Q 2009	1Q 2008	$ Change

(Dollars in millions)
Impairment charges	$3.9	$0.4	$3.5
Severance and related benefit costs	10.2	2.1	8.1
Exit costs	0.6	0.4	0.2

Total	$14.7	$2.9	$11.8

In the first quarter of 2009, impairment and restructuring charges were $8.5 million for the Mobile Industries segment, $4.5 million for the Process Industries segment, $0.5 million for the Steel segment and $1.2 million for Corporate. Corporate represents corporate administrative expenses that are not allocated to any of the reportable segments. In the first quarter of 2008, impairment and restructuring charges were $2.4 million for the Mobile Industries segment, $0.2 million for the Process Industries segment and $0.3 million for the Steel segment. The following discussion explains the major impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the table above.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Selling and Administrative Reductions
In March 2009, the Company announced the realignment of its organization to improve efficiency and reduce costs. The Company had targeted pretax savings of approximately $30 million to $40 million in annual selling and administrative costs. In light of the Company’s revised forecast indicating significantly reduced sales and earnings for the year, the Company is now expanding the target to approximately $80 million. The implementation of these savings began in the first quarter of 2009 and is expected to be significantly completed by the end of the fourth quarter of 2009, with full-year savings expected to be achieved in 2010. As the Company streamlines its operating structure, it expects to cut its salaried workforce by up to 400 positions in 2009, incurring severance costs of approximately $10 million to $20 million. During the first quarter of 2009, the Company recorded $2.2 million of severance and related benefit costs related to this initiative to eliminate approximately 26 associates. Of the $2.2 million charge, $1.2 million related to Corporate, $0.4 million related to the Mobile Industries segment, $0.4 million related to the Steel segment and $0.2 million related to the Process Industries segment.
Manufacturing Workforce Reductions
During the first quarter of 2009, the Company recorded $7.4 million in severance and related benefit costs, including a curtailment of pension benefits of $1.8 million, to eliminate approximately 900 associates to properly align its business as a result of the current downturn in the economy and expected market demand. Of the $7.4 million charge, $6.6 million related to the Mobile Industries segment and $0.8 million related to the Process Industries segment.
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
Mobile Industries
In March 2007, the Company announced the planned closure of its manufacturing facility in Sao Paulo, Brazil. The closure of this manufacturing facility was subsequently delayed to serve higher customer demand. However, with the current downturn in the economy, the Company believes it will close this facility before the end of 2010. This closure is targeted to deliver annual pretax savings of approximately $5 million, with expected pretax costs of approximately $25 million to $30 million, which includes restructuring costs and rationalization costs recorded in cost of products sold and selling, administrative and general expenses. Due to the delay in the closure of this manufacturing facility, the Company expects to realize the $5 million of annual pretax savings before the end of 2010, once this facility closes. Mobile Industries has incurred cumulative pretax costs of approximately $18.5 million as of March 31, 2009 related to this closure. During the first quarter of 2009 and 2008, the Company recorded $0.6 million and $1.0 million, respectively, of severance and related benefit costs associated with the planned closure of the Company’s Sao Paulo, Brazil manufacturing facility.
In addition to the above charges, the Company recorded an impairment charges of $0.9 million during the first quarter of 2009 related to an impairment of fixed assets at two of its facilities in France as a result of the carrying value of these assets exceeding expected future cash flows. During the first quarter of 2008, the Company recorded an impairment charge of $0.3 million related to an impairment of fixed assets at its facility in Spain as a result of the carrying value of these assets exceeding expected future cash flows due to the then-anticipated sale of this facility.
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
The Company recorded impairment charges of $3.0 million and exit costs of $0.6 million during the first quarter of 2009 related to Process Industries’ rationalization plans. During the first quarter of 2008, the Company recorded impairment charges of $0.1 million and exit costs of $0.1 million as a result of Process Industries’ rationalization plans. Including rationalization costs recorded in cost of products sold and selling, administrative and general expenses, the Process Industries segment has incurred cumulative pretax costs of approximately $41.2 million as of March 31, 2009 for these rationalization plans. As of March 31, 2009, the Process Industries segment has realized approximately $15 million in annual pretax savings.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Steel
In April 2007, the Company completed the closure of its seamless steel tube manufacturing facility located in Desford, England. The Company recorded $0.3 million of exit costs during the first quarter of 2008 related to this action.
Rollforward of Restructuring Accruals:

	March 31,	Dec. 31,
	2009	2008

(Dollars in millions)
Beginning balance, January 1	$18.9	$24.5
Expense	9.0	12.6
Payments	(6.7)	(18.2)

Ending balance	$21.2	$18.9

The restructuring accrual at March 31, 2009 and December 31, 2008 is included in Accounts payable and other liabilities on the Consolidated Balance Sheet. The restructuring accrual at March 31, 2009 excludes costs related to the curtailment of pension benefit plans of $1.8 million. The accrual at March 31, 2009 includes $14.4 million of severance and related benefits, with the remainder of the balance primarily representing environmental exit costs. Approximately half of the $14.4 million accrual relating to severance and related benefits is expected to be paid by the end of 2009, with the remainder paid before the end of 2010 once the closure of the manufacturing facility in Sao Paulo, Brazil is completed.
Interest Expense and Income:

	1Q 2009	1Q 2008	$ Change	% Change

(Dollars in millions)
Interest expense	$8.5	$11.0	$(2.5)	(22.7)%
Interest income	$0.4	$1.4	$(1.0)	(71.4)%

Interest expense for the first quarter of 2009 decreased compared to the first quarter of 2008, primarily due to lower average debt outstanding. Interest income for the first quarter of 2009 decreased compared to the same period in the prior year, due to lower interest rates on invested cash balances.
Other Income and Expense:

	1Q 2009	1Q 2008	$ Change	% Change

(Dollars in millions)
Gain on divestitures of non-strategic assets	$1.2	$20.4	$(19.2)	(94.1)%
Other income (expense)	6.2	(4.9)	11.1	NM

Other income (expense), net	$7.4	$15.5	$(8.1)	(52.3)%

The gain on divestitures of non-strategic assets for the first quarter of 2009 primarily related to the sale of one of the buildings at the Company’s former office complex located in Torrington, Connecticut. The gain on divestitures of non-strategic assets for the first quarter of 2008 primarily related to the sale of the Company’s former seamless steel tube manufacturing facility located in Desford, England. In February 2008, the Company completed the sale of this facility, resulting in a pretax gain of approximately $20.2 million.
For the first quarter of 2009, other income (expense) primarily consisted of $6.9 million of foreign currency exchange gains, $0.7 million of export incentives and $0.5 million of royalty income, partially offset by $1.3 million of losses on the disposal of fixed assets and $0.6 million of losses from equity investments. For the first quarter of 2008, other income (expense) primarily consisted of $2.9 million of losses on the disposal of fixed assets and $1.7 million of foreign currency exchange losses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Income Tax Expense:

	1Q 2009	1Q 2008	$ Change	Change

(Dollars in millions)
Income tax expense	$2.8	$51.2	$(48.4)	(94.5)%
Effective tax rate	(127.7)%	37.5%	—	(16,520	) bps

The change in the effective tax rate in the first quarter of 2009, compared to the first quarter of 2008, was primarily due to increased losses at certain foreign subsidiaries where no tax benefit could be recorded and decreased earnings in certain foreign jurisdictions where the effective tax rate is less than 35%. The first quarter of 2009 resulted in $2.8 million of income tax expense, or an effective tax rate of -127.7%. This tax rate was principally driven by the application of the interim period accounting rules for income taxes, as income tax expense on earnings from profitable affiliates exceeded tax benefits that could be recorded on losses from unprofitable affiliates. For the full year of 2009, the Company expects its effective tax rate to be in the range of 25% to 30%.
Net Income (Loss) Attributable to Noncontrolling Interest:

	1Q 2009	1Q 2008	$ Change	% Change

(Dollars in millions)
Net income (loss) attributable to Noncontrolling Interest	$(5.9)	$0.9	$(6.8)	NM

Total	$(5.9)	$0.9	$(6.8)	NM

On January 1, 2009, the Company implemented SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) to be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. In addition, SFAS No. 160 requires that net income (loss) attributable to parties other than the Company be separately reported on the Consolidated Statement of Income. In the first quarter of 2009, the net income (loss) attributable to noncontrolling interest reflects the net losses attributable to parties other than the Company. In the first quarter of 2008, net income (loss) attributable to noncontrolling interests reflects the net income attributable to parties other than the Company.
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
Mobile Industries Segment:

	1Q 2009	1Q 2008	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$372.9	$635.3	$(262.4)		(41.3)%
Adjusted EBIT (loss)	$(24.9)	$30.6	$(55.5)		(181.4)%
Adjusted EBIT (loss) margin	(6.7)%	4.8%	—	(1,150	) bps

The presentation below reconciles the changes in net sales of the Mobile Industries segment operations reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of currency exchange rates. The effects of currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period. The year 2008 represents the base year for which the effects of currency are measured; as such, currency is assumed to be zero for 2008.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

	1Q 2009	1Q 2008	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$372.9	$635.3	$(262.4)	(41.3)%
Currency	(48.5)	—	(48.5)	NM

Net sales, excluding the impact of currency	$421.4	$635.3	$(213.9)	(33.7)%

The Mobile Industries segment’s net sales, excluding the effects of currency-rate changes, decreased 33.7% for the first quarter of 2009, compared to the first quarter of 2008, primarily due to lower volume of approximately $240 million, partially offset by improved pricing and favorable sales mix of approximately $25 million. The lower volume was seen across all market sectors, led by a 47% decline in light vehicle demand and a 53% decline in heavy truck demand. Adjusted EBIT was lower in the first quarter of 2009 compared to the first quarter of 2008, primarily due to the impact of underutilization of manufacturing capacity of approximately $70 million and the impact of lower demand of $45 million, partially offset by improved pricing and favorable sales mix of approximately $25 million, lower selling, administrative and general expenses of $25 million and lower logistics costs of approximately $15 million. The lower selling, administrative and general expenses reflect actions taken by management to align business activities with business conditions.
The Mobile Industries segment’s sales are expected to decrease approximately 30 to 35 percent in 2009, compared to 2008 full-year results, as demand is expected to be down across all of the Mobile Industries’ market sectors, primarily driven by anticipated declines in global heavy-truck demand of approximately 50%, global light-vehicle demand of approximately 35% and global off-highway demand of approximately 35%. These decreases are expected to be partially offset by improved pricing. The Company believes it will be able to continue to obtain year-over-year price improvements based on recent experience. The Company does expect to see improvements from its automotive distribution channel during the latter part of 2009, compared to the full year of 2008. In addition, adjusted EBIT for the Mobile Industries segment is expected to decrease during the remaining nine months of 2009, compared to the same period of the prior year, as lower demand is partially offset by improved pricing and lower selling, administrative and general expenses. In reaction to the current and anticipated lower demand, the Mobile Industries segment reduced total employment levels by approximately 1,300 positions during the first quarter of 2009. The Company expects to continue to take actions in the Mobile Industries segment to properly align its business with market demand.
Process Industries Segment:

	1Q 2009	1Q 2008	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$243.2	$312.6	$(69.4)		(22.2)%
Adjusted EBIT	$47.0	$59.0	$(12.0)		(20.3)%
Adjusted EBIT margin	19.3%	18.9%	—	40	bps

The presentation below reconciles the changes in net sales of the Process Industries segment operations reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of currency exchange rates. The effects of currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period. The year 2008 represents the base year for which the effects of currency are measured; as such, currency is assumed to be zero for 2008.

	1Q 2009	1Q 2008	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$243.2	$312.6	$(69.4)	(22.2)%
Currency	(22.2)	—	(22.2)	NM

Net sales, excluding the impact of currency	$265.4	$312.6	$(47.2)	(15.1)%

The Process Industries segment’s net sales, excluding the effects of currency-rate changes, decreased 15.1% in the first quarter of 2009, compared to the same period in the prior year, primarily due to lower volume of approximately $80 million, partially offset by improved pricing and favorable sales mix of approximately $30 million. The lower volume was seen across most market sectors, led by a 42% decline in global metals and mining markets, a 39% decline in global wind energy demand and a 16% decline in gear drive demand. In addition, the Company’s industrial distribution channel has experienced a 20% decline in demand. These declines were partially offset by increases in global power generation market demand. Adjusted EBIT was lower in the first quarter of 2009 compared to the first quarter of 2008, primarily due to the impact of lower volumes of approximately $40 million, partially offset by favorable pricing and favorable sales mix of approximately $30 million. The Company expects lower Process Industries segment sales and adjusted EBIT for the remainder of 2009, compared to the full year of 2008, due to significantly reduced demand across most Process Industries’ market sectors. In reaction to the current and anticipated lower demand, the Process Industries segment reduced total employment levels by approximately 600 positions during the first quarter of 2009. The Process Industries segment’s sales are expected to decrease approximately 25% to 30% in 2009 as compared to 2008 levels. The Company expects to continue to take actions in the Process Industries segment to properly align its business with market demand.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Aerospace and Defense Segment:

	1Q 2009	1Q 2008	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$112.6	$102.1	$10.5		10.3%
Adjusted EBIT	$18.6	$7.2	$11.4		158.3%
Adjusted EBIT margin	16.5%	7.1%	—	940	bps

The presentation below reconciles the changes in net sales of the Aerospace and Defense segment operations reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions made in 2008 and currency exchange rates. The effects of acquisitions and currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period. During the fourth quarter of 2008, the Company completed the acquisition of the assets of EXTEX. Acquisitions in the current year represent the increase in sales, year over year, for this recent acquisition. The year 2008 represents the base year for which the effects of currency are measured; as such, currency is assumed to be zero for 2008.

	1Q 2009	1Q 2008	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$112.6	$102.1	$10.5	10.3%
Acquisitions	3.1	—	3.1	NM
Currency	(2.3)	—	(2.3)	NM

Net sales, excluding the impact of acquisitions and currency	$111.8	$102.1	$9.7	9.5%

The Aerospace and Defense segment’s net sales, excluding the impact of acquisitions and currency-rate changes, increased 9.5% in the first quarter of 2009, compared to the first quarter of 2008, as a result of improved pricing and favorable sales mix of approximately $7 million and higher volumes of approximately $3 million. Profitability for the first quarter of 2009, compared to the first quarter of 2008, improved primarily due to leveraging these increases in sales with improved manufacturing performance. The Company expects the Aerospace and Defense segment to see a modest increase in sales for the remainder of 2009, compared to 2008, as a result of the continued integration of the acquisition of The Purdy Corporation, acquired in October 2007, which has a strong defense oriented profile, and the benefits from the inclusion of a full year of sales from the EXTEX acquisition. The Aerospace and Defense segment’s adjusted EBIT is expected to improve slightly in 2009, leveraging improved manufacturing performance and the integration of acquisitions.
Steel Segment:

	1Q 2009	1Q 2008	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$248.6	$425.0	$(176.4)		(41.5)%
Adjusted EBIT	$(7.3)	$53.4	$(60.7)		(113.7)%
Adjusted EBIT margin	-2.9%	12.6%	—	(1,150	) bps

The presentation below reconciles the changes in net sales of the Steel segment operations reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions made in 2008 and currency exchange rates. The effects of acquisitions and currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period. During the first quarter of 2008, the Company completed the acquisition of the assets of BSI. Acquisitions in the current year represent the increase in sales, year over year, for this acquisition. The year 2008 represents the base year for which the effects of currency are measured; as such, currency is assumed to be zero for 2008.

	1Q 2009	1Q 2008	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$248.6	$425.0	$(176.4)	(41.5)%
Acquisitions	7.5	—	7.5	NM
Currency	(1.8)	—	(1.8)	NM

Net sales, excluding the impact of acquisitions and currency	$242.9	$425.0	$(182.1)	(42.8)%

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The Steel segment’s net sales for the first quarter of 2009, excluding the effect of acquisitions and currency-rate changes, decreased 42.8% compared to the first quarter of 2008 primarily due to lower volume of approximately $100 million across all market sectors and lower surcharges in the first quarter of 2009, compared to the first quarter of 2008. Surcharges decreased to $37.3 million in the first quarter of 2009 from $117.3 million in the first quarter of 2008. Surcharges are a pricing mechanism that the Company uses to recover scrap steel, energy and certain alloy costs, which are derived from published monthly indices. The average scrap index for the first quarter of 2009 was $219 per ton compared to $396 per ton for the first quarter of 2008. Steel shipments for the first quarter of 2009 were 202,289 tons, compared to 314,929 tons for the first quarter 2008, a decrease of 35.8%. The Steel segment’s average selling price, including surcharges, was $1,229 per ton for the first quarter of 2009, compared to an average selling price of $1,349 per ton in the first quarter of 2008. The decrease in the average selling prices was primarily the result of lower surcharges. The lower surcharges were the result of lower prices for certain input raw materials, especially scrap steel, molybdenum, nickel, manganese and chrome.
The Steel segment’s adjusted EBIT decreased $60.7 million in the first quarter of 2009, compared to the first quarter of 2008, primarily due to lower surcharges of $80 million, the impact of lower sales volume of approximately $30 million and the impact of underutilization of capacity of approximately $30 million, partially offset by lower raw material costs of approximately $50 million and lower LIFO charges of $29 million. In the first quarter of 2009, the Steel segment recognized LIFO income of $12 million, compared to LIFO expense of $17 million in the first quarter of 2008. Raw material costs consumed in the manufacturing process, including scrap steel, alloys and energy, decreased 32% in the first quarter of 2009 over the comparable period in the prior year to an average cost of $317 per ton.
The Company expects the Steel segment to see a 55% to 65% decrease in sales for the remainder of 2009 due to lower volume and lower average selling prices. The average selling prices are driven by lower surcharges as scrap steel and alloy costs have fallen substantially from historically high levels in 2008. The Company also expects lower demand across most markets, primarily driven by a 50% decline in energy markets and a 40% decline in industrial markets. The Company expects the Steel segment’s adjusted EBIT to be significantly lower in 2009 primarily due to the lower average selling prices, partially offset by lower raw material costs and related LIFO. Scrap costs are expected to remain at current levels, as are alloy and energy costs. As a result of lower scrap costs and other raw material costs, as well as lower quantities, the Steel segment expects to recognize approximately $49 million in LIFO income for 2009. In light of the current market demands, the Steel segment reduced total employment levels by approximately 140 positions in late 2008 and the first quarter of 2009. The Company will continue to take actions in the Steel segment to properly align its business with market demand.
Corporate Expense:

	1Q 2009	1Q 2008	$ Change	Change

(Dollars in millions)
Corporate Expenses	$12.3	$16.4	$(4.1)	(25.0)%
Corporate expenses % to net sales	1.3%	1.1%	—	20 bps

Corporate expenses decreased for the first quarter of 2009, compared to the same period in 2008, as a result of lower performance-based compensation and the result of restructuring initiatives.
The Balance Sheet
Total assets as shown on the Consolidated Balance Sheet at March 31, 2009 decreased by $218.2 million from December 31, 2008. This decrease was primarily due to lower working capital as a result of lower volumes, the impact of foreign currency translation and lower capital expenditures in 2009.
Current Assets:

	March 31,	Dec. 31,
	2009	2008	$ Change	% Change

(Dollars in millions)
Cash and cash equivalents	$112.0	$116.3	$(4.3)	(3.7)%
Accounts receivable, net	538.8	609.4	(70.6)	(11.6)%
Inventories, net	1,060.4	1,145.7	(85.3)	(7.4)%
Deferred income taxes	83.6	83.4	0.2	0.2%
Deferred charges and prepaid expenses	12.4	11.1	1.3	11.7%
Other current assets	63.9	67.6	(3.7)	(5.5)%

Total current assets	$1,871.1	$2,033.5	$(162.4)	(8.0)%

Refer to the Consolidated Statement of Cash Flows for a discussion of the decrease in cash and cash equivalents. Accounts receivable, net decreased as a result of the lower sales in the first quarter of 2009, as compared to the fourth quarter of 2008. The decrease in inventories was primarily due to lower volume and the Company’s concerted effort to decrease inventory levels, lower raw material costs and the impact of foreign currency translation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Property, Plant and Equipment – Net:

	March 31,	Dec. 31,
	2009	2008	$ Change	% Change

(Dollars in millions)
Property, plant and equipment	$4,010.0	$4,029.4	$(19.4)	(0.5)%
Less: allowances for depreciation	(2,311.7)	(2,285.5)	(26.2)	1.1%

Property, plant and equipment — net	$1,698.3	$1,743.9	$(45.6)	(2.6)%

The decrease in property, plant and equipment – net in the first quarter of 2009 was primarily due to current-year depreciation expense exceeding capital expenditures and the impact of foreign currency translation.
Other Assets:

	March 31,	Dec. 31,
	2009	2008	$ Change	% Change

(Dollars in millions)
Goodwill	$228.2	$230.0	$(1.8)	(0.8)%
Other intangible assets	169.8	173.7	(3.9)	(2.2)%
Deferred income taxes	309.9	315.0	(5.1)	(1.6)%
Other non-current assets	40.6	40.0	0.6	1.5%

Total other assets	$748.5	$758.7	$(10.2)	(1.3)%

The decrease in other intangible assets was primarily due to amortization expense recognized in the first quarter of 2009.
Current Liabilities:

	March 31,	Dec. 31,
	2009	2008	$ Change	% Change

(Dollars in millions)
Short-term debt	$100.2	$91.5	$8.7	9.5%
Accounts payable and other liabilities	342.5	443.4	(100.9)	(22.8)%
Salaries, wages and benefits	156.5	218.7	(62.2)	(28.4)%
Income taxes payable	11.3	22.5	(11.2)	(49.8)%
Deferred income taxes	5.1	5.1	—	0.0%
Current portion of long-term debt	268.7	17.1	251.6	NM

Total current liabilities	$884.3	$798.3	$86.0	10.8%

The increase in short-term debt was primarily due to increased net borrowings by the Company’s foreign subsidiaries under lines of credit due to higher seasonal working capital requirements. The decrease in accounts payable and other liabilities was primarily due to lower volumes. The decrease in accrued salaries, wages and benefits was the result of the payout of 2008 performance-based compensation in the first quarter of 2009. The decrease in income taxes payable was primarily due to income tax payments during the quarter, partially offset by the provision for current-year taxes. The increase in the current portion of long-term debt was primarily due to the reclassification of the Company’s $250 million fixed-rate unsecured notes, which mature in February 2010, from non-current liabilities to current liabilities.
Non-Current Liabilities:

	March 31,	Dec. 31,
	2009	2008	$ Change	% Change

(Dollars in millions)
Long-term debt	$261.4	$515.3	$(253.9)	(49.3)%
Accrued pension cost	842.2	844.0	(1.8)	(0.2)%
Accrued postretirement benefits cost	611.4	613.0	(1.6)	(0.3)%
Deferred income taxes	9.3	10.4	(1.1)	(10.6)%
Other non-current liabilities	98.4	92.0	6.4	7.0%

Total non-current liabilities	$1,822.7	$2,074.7	$(252.0)	(12.1)%

The decrease in long-term debt was primarily due to the reclassification of the Company’s $250 million fixed-rate unsecured notes, which mature in February 2010, to current liabilities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Equity:

	March 31,	Dec. 31,
	2009	2008	$ Change	% Change

(Dollars in millions)
Common stock	$888.5	$891.4	$(2.9)	(0.3)%
Earnings invested in the business	1,563.6	1,580.1	(16.5)	(1.0)%
Accumulated other comprehensive loss	(854.3)	(819.6)	(34.7)	4.2%
Treasury shares	(4.2)	(11.6)	7.4	(63.8)%
Noncontrolling interest	17.3	22.8	(5.5)	24.1%

Total equity	$1,610.9	$1,663.1	$(52.2)	(3.1)%

Earnings invested in the business decreased in the first quarter of 2009 by dividends declared of $17.4 million, partially offset by net income of $0.9 million. The increase in accumulated other comprehensive loss was primarily due to the negative impact of foreign currency translation and the recognition of prior-year service costs and actuarial losses for defined benefit pension and postretirement benefit plans. The decrease in the foreign currency translation adjustment of $44.5 million was due to the strengthening of the U.S. dollar relative to other currencies, such as the Euro, the Romanian lei and the Polish zloty. See “Foreign Currency” for further discussion regarding the impact of foreign currency translation. Treasury shares decreased in the first quarter of 2009 as a result of Company utilizing these shares for the Company’s stock compensation plans. Noncontrolling interest decreased in the first quarter of 2009 primarily due to net losses attributable to noncontrolling interest.
Cash Flows:

	1Q 2009	1Q 2008	$ Change

(Dollars in millions)
Net cash provided (used) by operating activities	$37.4	$(12.9)	$50.3
Net cash used by investing activities	(29.5)	(78.6)	49.1
Net cash (used) provided by financing activities	(9.7)	124.8	(134.5)
Effect of exchange rate changes on cash	(2.4)	4.7	(7.1)

(Decrease) increase in cash and cash equivalents	$(4.2)	$38.0	$(42.2)

Net cash from operating activities provided cash of $37.4 million for the first quarter of 2009 after using cash of $12.9 million for the first quarter of 2008. The change in cash from operating activities was the result of higher cash provided by working capital items, particularly inventories and accounts receivable, and lower pension and postretirement benefit payments, partially offset by lower net income. Inventories provided cash of $65.4 million in the first quarter of 2009 after using cash of $68.6 million in the first quarter of 2008. Accounts receivable provided cash of $61.1 million in the first quarter of 2009 after using cash of $71.6 million in the first quarter of 2008. Inventories and accounts receivable decreased in the first quarter of 2009 primarily due to lower volumes and the Company’s effort to improve working capital. Accounts payable and accrued expenses, including income taxes, were a use of cash of $152.7 million for the first quarter of 2009, compared to a use of cash of $2.8 million for the first quarter of 2008. Pension and postretirement benefit payments were $15.1 million for the first quarter of 2009, compared to $25.9 million for the first quarter of 2008. Net income decreased $83.6 million in the first quarter of 2009, compared to the first quarter of 2008.
The net cash used by investing activities of $29.5 million for the first three months of 2009 decreased from the same period in 2008 primarily due to lower acquisition activity and lower capital expenditures in the current year, partially offset by lower proceeds from disposals of property, plant and equipment. Cash used for acquisitions decreased $55.3 million in 2009, compared to the same period in 2008, primarily due to the acquisition of the assets of BSI in 2008. Capital expenditures decreased $18.9 million in the first quarter of 2009, compared to the first quarter of 2008. The Company expects to decrease capital expenditures by approximately 40% in 2009, compared to the 2008 level, as it reacts to the current economic downturn. Proceeds from the disposal of property, plant and equipment decreased $26.9 million primarily due to the sale of the Company’s former seamless steel tube manufacturing facility located in Desford, England for approximately $28.0 million during the first quarter of 2008.
The net cash flows from financing activities used cash of $9.7 million in the first quarter of 2009 after providing cash of $124.8 million in the first quarter of 2008, as a result of the Company decreasing its net borrowings by $133.5 million in light of cash provided from operations during the first quarter of 2009 and lower acquisition activity, as well as lower capital expenditures.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Liquidity and Capital Resources
Total debt was $630.3 million at March 31, 2009, compared to $623.9 million at December 31, 2008. Net debt was $518.3 million at March 31, 2009, compared to $507.6 million at December 31, 2008. The net debt to capital ratio was 24.3% at March 31, 2009, compared to 23.4% at December 31, 2008.
Reconciliation of total debt to net debt and the ratio of net debt to capital:
Net Debt:

	March 31,	Dec. 31,
	2009	2008

(Dollars in millions)
Short-term debt	$100.2	$91.5
Current portion of long-term debt	268.7	17.1
Long-term debt	261.4	515.3

Total debt	630.3	623.9
Less: cash and cash equivalents	(112.0)	(116.3)

Net debt	$518.3	$507.6

Ratio of Net Debt to Capital:

	March 31,	Dec. 31,
	2009	2008

(Dollars in millions)
Net debt	$518.3	$507.6
Shareholders’ equity	1,610.9	1,663.0

Net debt + shareholders’ equity (capital)	$2,129.2	$2,170.6

Ratio of net debt to capital	24.3%	23.4%

The Company presents net debt because it believes net debt is more representative of the Company’s financial position.
At March 31, 2009, the Company had no outstanding borrowings under the Company’s Asset Securitization, which provides for borrowings up to $175 million, subject to certain borrowing base limitations, and is secured by certain domestic trade receivables of the Company. As of March 31, 2009, although the Company had no outstanding borrowings under the Asset Securitization, certain borrowing base limitations reduced the availability under the Asset Securitization to $111.6 million.
At March 31, 2009, the Company had no outstanding borrowings under its $500 million Amended and Restated Credit Agreement (Senior Credit Facility) but had letters of credit outstanding totaling $41.0 million, which reduced the availability under the Senior Credit Facility to $459.0 million. The Senior Credit Facility matures on June 30, 2010. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At March 31, 2009, the Company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.0 to 1.0. As of March 31, 2009, the Company’s consolidated leverage ratio was 0.98 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 2.0 to 1.0. As of March 31, 2009, the Company’s consolidated interest coverage ratio was 9.46 to 1.0. Were the Company to borrow the remaining balances available under both the Senior Credit Facility and the Company’s Asset Securitization, the Company would still be in full compliance with the covenants under the Senior Credit Facility and its other debt agreements as of March 31, 2009. Refer to Note 7 – Financing Arrangements for further discussion.
The Company expects that any cash requirements in excess of cash generated from operating activities will be met by the committed funds available under its Asset Securitization and Senior Credit Facility, which totaled $570.6 million as of March 31, 2008. The Company believes it has sufficient liquidity to meet its obligations through at least the middle of 2010.
Other sources of liquidity include lines of credit for certain of the Company’s foreign subsidiaries, which provide for borrowings up to $423.7 million. The majority of these lines are uncommitted. At March 31, 2009, the Company had borrowings outstanding of $100.2 million, which reduced the availability under these facilities to $323.5 million.
In the third quarter of 2008, Moody’s Investors Service increased Timken’s corporate credit rating to “Baa3,” which is considered investment-grade, reflecting the Company’s improved financial condition. This rating is consistent with the Company’s investment-grade rating from Standard & Poor’s Ratings Services (BBB-).

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The Company has $250 million of fixed-rate unsecured notes which mature in February 2010. In addition, the Company’s $500 million revolving Senior Credit Facility, as noted above, expires in June 2010. The current credit shortage affecting the world economy may impact the availability of credit throughout 2009 and is expected to result in higher financing costs on any new credit. The Company plans to refinance both the unsecured notes and the Senior Credit Facility in advance of their maturities, but expects financing costs to increase.
The Company expects to continue to generate cash from operations due to lower working capital levels, as well as by reducing selling, administrative and general expenses. In addition, the Company expects to decrease capital expenditures by 40% in 2009, compared to 2008. However, pension contributions are expected to increase to approximately $70 million to $75 million in 2009, compared to $22.1 million in 2008, primarily due to negative asset returns in the Company’s defined benefit pension plans during 2008.
The Company will likely take further actions to reduce expenses and preserve liquidity beyond the actions announced to-date as it reacts to the current global economic and financial crisis, including the impact on the automotive industry. In addition, further actions are expected to reduce expenses to optimize the size of the Company as a result of the economy and current and anticipated market demand. However, these actions are not expected to have a material impact on the liquidity of the Company.
Financing Obligations and Other Commitments
The Company currently expects to make cash contributions of approximately $70 million to $75 million, including $50 million of discretionary U.S. contributions, to its global defined benefit pension plans in 2009. The estimated contributions are lower than previous estimates as a result of lower expected discretionary U.S. contributions. Returns for the Company’s global defined benefit pension plan assets in 2008 were significantly below the expected rate of return assumption of 8.75 percent, due to broad declines in global equity markets. These unfavorable returns negatively impacted the funded status of the plans at the end of 2008 and are expected to result in significant pension contributions over the next several years. The decrease in global defined benefit pension assets in 2008 is expected to increase pension expense by approximately $15 million in 2009 and may significantly impact future pension expense beyond 2009. Through March 31, 2009, returns for the Company’s global defined benefit pension plan assets were below the expected rate of return assumption of 8.75 percent, due to the continued decline in the global equity markets. These lower returns may negatively impact the funded status of the plans at the end of 2009, which in turn may impact future pension expense and required cash contributions.
During the first quarter of 2009, the Company did not purchase any shares of its common stock as authorized under the Company’s 2006 common stock purchase plan. This plan authorizes the Company to buy, in the open market or in privately negotiated transactions, up to four million shares of common stock, which are to be held as treasury shares and used for specified purposes, up to an aggregate of $180 million. The authorization expires on December 31, 2012.
The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.
Recently Adopted Accounting Pronouncements:
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value that is based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information to develop those assumptions. Additionally, the standard expands the disclosures about fair value measurements to include separately disclosing the fair value measurements of assets or liabilities within each level of the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-2 delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The implementation of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, effective January 1, 2009, did not have a material impact on the Company’s results of operations and financial condition.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)). SFAS No.
141(R) provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests and goodwill acquired in a business combination. SFAS No. 141(R) also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141(R) is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The implementation of SFAS No. 141(R), effective January 1, 2009, did not have a material impact on the Company’s results of operations and financial condition.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
In December 2007, the FASB issued SFAS No. 160. SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The implementation of SFAS No. 160, effective January 1, 2009, did not have a material impact on the Company’s results of operations and financial condition.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The implementation of SFAS No. 161, effective January 1, 2009, expanded the disclosures on derivative instruments and related hedged item and did not have a material impact on the Company’s results of operations and financial condition. See Note 16 – Derivative Instruments and Hedging Activities for the expanded disclosures.
In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP No. EITF 03-6-1 clarifies that unvested share-based payment awards that contain rights to receive nonforfeitable dividends are participating securities. FSP No. EITF 03-6-1 provides guidance on how to allocate earnings to participating securities and compute earnings per share using the two-class method. FSP No. EITF 03-6-1 is effective for fiscal years beginning after December 31, 2008, and interim periods within those fiscal years. FSP No. EITF 03-6-1 did not have a material impact on the Company’s disclosure of earnings per share. See Note 10 – Earnings Per Share for the computation of earnings per share using the two-class method.
Recently Issued Accounting Pronouncements:
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
Critical Accounting Policies and Estimates:
The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company reviews its critical accounting policies throughout the year. Except for the following critical accounting policies on Inventory and Goodwill, the Company has concluded that there have been no changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2008, during the three months ended March 31, 2009.
Inventory:
Inventories are valued at the lower of cost or market, with approximately 48% valued by the last-in, first-out (LIFO) method and the remaining 52% valued by the first-in, first-out (FIFO) method. The majority of the Company’s domestic inventories are valued by the LIFO method and all of the Company’s international (outside the United States) inventories are valued by the FIFO method. An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. The Company’s Steel segment recognized $12.4 million in LIFO income for the first quarter ended March 31, 2009, compared to LIFO expense of $16.6 million for the first quarter ended March 31, 2008. Based on current expectations of inventory levels and costs, the Steel segment expects to recognize approximately $49.5 million in LIFO income for the year ended December 31, 2009. The expected reduction in the LIFO reserve for 2009 is a result of lower costs, especially scrap steel costs, as well as lower quantities. A 1.0% increase in costs would reduce the current LIFO income estimate for 2009 by $1.2 million. A 1.0% increase in inventory quantities would reduce the current LIFO income estimate for 2009 by $0.4 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Goodwill:
The Company tests goodwill and indefinite-lived intangible assets for impairment at least annually. The Company performs its annual impairment test during the fourth quarter after the annual forecasting process is completed. Furthermore, goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Each interim period, management of the Company assesses whether or not an indicator of impairment is present that would necessitate a goodwill impairment analysis be performed in an interim period other than during the fourth quarter.
The Company reviews goodwill for impairment at the reporting unit levels. The Company’s reporting units are the same as its reportable segments: Mobile Industries, Process Industries, Aerospace and Defense and Steel. During the fourth quarter of 2008, the Company reviewed its reporting units for impairment. The Company’s four reporting units each provide their forecast of results for the next three years. In addition, the Company projects revenue growth and operating profit margin beyond the three years. The Company prepares its goodwill impairment analysis by comparing the carrying value of each reporting unit with its fair value, using an income approach (a discounted cash flow model) and a market approach. The following table provides some of the Company’s material assumptions used in preparing the goodwill impairment analysis:

	Mobile	Process	Aerospace and
	Industries	Industries	Defense	Steel

Income approach:
Discount rate	12.0%	11.0%	12.0%	11.0%
Market approach:
Sales Multiple	0.4	1.0	1.0	0.5
EBIT multiple	6.3	6.0	8.0	3.8

As a result of the goodwill impairment analysis performed during the fourth quarter of 2008, the Company recognized a goodwill impairment loss of $48.8 million for the Mobile Industries segment in its financial statements for the year ending December 31, 2008. The fair value of each of the Company’s other reporting units exceeded their carrying value.
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
Foreign currency exchange gains included in the Company’s operating results for the three months ended March 31, 2009 were $6.2 million, compared to a loss of $2.9 million during the three months ended March 31, 2008. For the three months ended March 31, 2009, the Company recorded a negative non-cash foreign currency translation adjustment of $44.5 million that decreased shareholders’ equity, compared to a positive non-cash foreign currency translation adjustment of $28.6 million that increased shareholders’ equity for the three months ended March 31, 2008. The foreign currency translation adjustment for the three months ended March 31, 2009 was negatively impacted by the strengthening of the U.S. dollar relative to other currencies, such as the Euro, the Romanian lei and the Polish zloty.
Quarterly Dividend:
On April 24, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 per share. The dividend will be paid on June 2, 2009 to shareholders of record as of May 22, 2009. This will be the 348th consecutive dividend paid on the common stock of the Company.

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
Certain statements set forth in this document (including the Company’s forecasts, beliefs and expectations) that are not historical in nature are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, the Management’s Discussion and Analysis contains numerous forward-looking statements. The Company cautions readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of the Company due to a variety of important factors, such as:
a)	changes in world economic conditions, including additional adverse effects from the global economic slowdown, terrorism or hostilities. This includes, but is not limited to, political risks associated with the potential instability of governments and legal systems in countries in which the Company or its customers conduct business, and changes in currency valuations;

b)	the effects of fluctuations in customer demand on sales, product mix and prices in the industries in which the Company operates. This includes the ability of the Company to respond to the rapid changes in customer demand, the effects of customer bankruptcies, the impact of changes in industrial business cycles and whether conditions of fair trade continue in the U.S. markets;

c)	competitive factors, including changes in market penetration, increasing price competition by existing or new foreign and domestic competitors, the introduction of new products by existing and new competitors and new technology that may impact the way the Company’s products are sold or distributed;

d)	changes in operating costs. This includes: the effect of changes in the Company’s manufacturing processes; changes in costs associated with varying levels of operations and manufacturing capacity; higher cost and availability of raw materials and energy; the Company’s ability to mitigate the impact of fluctuations in raw materials and energy costs and the operation of the Company’s surcharge mechanism; changes in the expected costs associated with product warranty claims; changes resulting from inventory management and cost reduction initiatives and different levels of customer demands; the effects of unplanned work stoppages; and changes in the cost of labor and benefits;

e)	the success of the Company’s operating plans, including its ability to achieve the benefits from its ongoing continuous improvement and rationalization programs; the ability of acquired companies to achieve satisfactory operating results; and the Company’s ability to maintain appropriate relations with unions that represent Company associates in certain locations in order to avoid disruptions of business;

f)	unanticipated litigation, claims or assessments. This includes, but is not limited to, claims or problems related to intellectual property, product liability or warranty, environmental issues, and taxes;

g)	changes in worldwide financial markets, including availability of financing and interest rates to the extent they affect the Company’s ability to raise capital or increase the Company’s cost of funds, including the ability to refinance its unsecured notes and Senior Credit Facility, have an impact on the overall performance of the Company’s pension fund investments and/or cause changes in the global economy and financial markets which affect customer demand and the ability of customers to obtain financing to purchase the Company’s products or equipment which contains the Company’s products; and

h)	those items identified under Item 1A. Risk Factors in this document and in the Annual Report on Form 10-K for the year ended December 31, 2008.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Refer to information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. Furthermore, a discussion of market risk exposures is included in Part II, Item 7A. Quantitative and Qualitative Disclosure about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes in reported market risk since the inclusion of this discussion in the Company’s Annual Report on Form 10-K referenced above.
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
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 included a detailed discussion of our risk factors. The information presented below amends and updates those risk factors and should be read in conjunction with the risk factors and information disclosed in the Form 10-K.
Changes in global economic conditions, weakness in any of the industries in which our customers operate or changes in financial markets could adversely impact our revenues and profitability by reducing demand and margins.
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
Certain automotive industry companies have recently experienced significant financial downturns. In both 2008 and in the first quarter of 2009, we increased our reserve for accounts receivable relating to our automotive industry customers. If any of our automotive industry customers becomes insolvent or files for bankruptcy, our ability to recover accounts receivable from that customer would be adversely affected and any payment we received in the preference period prior to a bankruptcy filing may be potentially recoverable by the bankruptcy estate. Furthermore, if certain of our automotive industry customers liquidate in bankruptcy, we may incur impairment charges relating to obsolete inventory, machinery and equipment. In addition, financial instability of certain companies that participate in the automotive industry supply chain could disrupt production in the industry. A disruption of production in the automotive industry could have a material adverse effect on our financial condition and earnings.
The unprecedented conditions in the financial and credit markets may affect the availability and cost of credit.
The Company has $250 million of fixed-rate unsecured notes which mature in February 2010. In addition, our $500 million revolving Senior Credit Facility expires in June 2010. The Company plans to refinance both the unsecured notes and the Senior Credit Facility in advance of their maturities.
The financial and credit markets are experiencing unprecedented levels of volatility and disruption, which has impacted the general availability of credit and resulted in significantly higher financing costs. If the Company is unable to issue debt or obtain credit as we need it, including refinancing our unsecured notes and the Senior Credit Facility, our liquidity and ability to operate our business may be adversely impacted. If the Company is able to issue debt, including by refinancing our unsecured notes or the Senior Credit Facility, it is expected to incur significantly higher financing costs.

The failure to achieve the anticipated results of our restructuring, rationalization and realignment initiatives could materially affect our earnings.
In 2005, we refined our plans to rationalize our Canton bearing operations. During 2005, we announced plans for our Automotive Group (now part of our Mobile Industries segment) to restructure its business and improve performance. In response to reduced production demand from North American automotive manufacturers, in September 2006, we announced further planned reductions in our Mobile Industries workforce. In 2009 we announced plans to reduce operative and professional employment levels, overhead costs and discretionary expenditures.
The initiatives relating to the Canton bearing operations, the Mobile Industries segment, and the employment and cost reductions are each targeted to deliver annual pretax savings, assuming certain amounts of costs. The failure to achieve the anticipated results of any of these plans, including our targeted costs and annual savings, could materially adversely affect our earnings. In addition, increases in other costs and expenses may offset any cost savings from these efforts.
We may incur further impairment and restructuring charges that could materially affect our profitability.
We have taken approximately $159.2 million in impairment and restructuring charges during the last four years related to the Company’s restructuring, rationalization and realignment initiatives. We expect to take additional charges in connection with the Canton bearing operations, Mobile Industries segment, and employment and cost reduction initiatives. Continued weakness in business or economic conditions, or changes in our business strategy, may result in additional restructuring programs and may require us to take additional charges in the future, which could have a material adverse effect on our earnings.
The underfunded status of our pension plans may require large contributions which may divert funds from other uses.
The underfunded status of our pension plans may require us to make large contributions to such plans. We made cash contributions of approximately $1 million, $80 million and $243 million in 2008, 2007 and 2006, respectively, to our U.S.-based defined benefit pension plans and currently expect to make cash contributions of approximately $50 million in 2009 to such plans. However, we cannot predict whether changing economic conditions, the future performance of assets in the plans, or other factors will lead us or require us to make contributions in excess of our current expectations, diverting funds we would otherwise apply to other uses.

     Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer of Purchases of Common Stock
The following table provides information about purchases by the Company during the quarter ended March 31, 2009 of its common stock.

			Total number	Maximum
			of shares	number of
			purchased as	shares that
			part of publicly	may yet
	Total number	Average	announced	be purchased
	of shares	price paid	plans or	under the plans
Period	purchased(1)	per share(2)	programs	or programs(3)

1/1/09 - 1/31/09	229	$19.29	—	4,000,000
2/1/09 - 2/28/09	85,799	14.81	—	4,000,000
3/1/09 - 3/31/09	127	13.98	—	4,000,000

Total	86,155	$14.82	—	4,000,000

(1)	Represents shares of the Company’s common stock that are owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares and the exercise of stock options.

(2)	For restricted shares, the average price paid per share is an average calculated using the daily high and low of the Company’s common stock as quoted on the New York Stock Exchange at the time of vesting. For stock options, the price paid is the real time trading stock price at the time the options are exercised.

(3)	Pursuant to the Company’s 2006 common stock purchase plan, the Company may purchase up to four million shares of common stock at an amount not to exceed $180 million in the aggregate. The Company may purchase shares under its 2006 common stock purchase plan until December 31, 2012.
Item 6. Exhibits

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of James W. Griffith, President and Chief Executive Officer (principal executive officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Glenn A. Eisenberg, Executive Vice President — Finance and Administration (principal financial officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of James W. Griffith, President and Chief Executive Officer (principal executive officer) and Glenn A. Eisenberg, Executive Vice President — Finance and Administration (principal financial officer) of The Timken Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE TIMKEN COMPANY

Date	May 7, 2009	By	/s/ James W. Griffith James W. Griffith
President, Chief Executive Officer and Director (Principal Executive Officer)

Date	May 7, 2009	By	/s/ Glenn A. Eisenberg Glenn A. Eisenberg
Executive Vice President - Finance and Administration (Principal Financial Officer)