Form 10-Q
period 2009-06-30
TIMKEN CO
filed 2009-08-05
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes [ x ]                 No [ ]
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ]                 No [ ]
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ x ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]                 No [ x ]
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2009

Common Stock, without par value	96,817,639 shares

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE TIMKEN COMPANY AND SUBSIDIARIES
Consolidated Statement of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
(Dollars in thousands, except per share data)
Net sales	$828,927	$1,535,549	$1,789,305	$2,970,219
Cost of products sold	710,092	1,191,805	1,518,344	2,314,938

Gross Profit	118,835	343,744	270,961	655,281

Selling, administrative and general expenses	142,315	196,603	281,311	374,549
Impairment and restructuring charges	54,915	1,807	69,659	4,683
Gain on divestitures	-	-	-	(8)

Operating (Loss) Income	(78,395)	145,334	(80,009)	276,057

Interest expense	(8,491)	(11,643)	(16,965)	(22,641)
Interest income	549	1,515	939	2,913
Other income (expense), net	(573)	(701)	6,895	14,766

(Loss) Income before Income Taxes	(86,910)	134,505	(89,140)	271,095
Provision (benefit) for income taxes	(23,040)	44,584	(20,192)	95,824

Net (Loss) Income	(63,870)	89,921	(68,948)	175,271
Less: Net income (loss) attributable to noncontrolling interest	647	978	(5,301)	1,863

Net (Loss) Income Attributable to The Timken Company	$(64,517)	$88,943	$(63,647)	$173,408

Net (Loss) Income per Common Share Attributable to The Timken Company Common Shareholders

Basic (loss) earnings per share	$(0.67)	$0.92	$(0.66)	$1.80

Diluted (loss) earnings per share	$(0.67)	$0.92	$(0.66)	$1.80

Dividends per share	$0.09	$0.17	$0.27	$0.34

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheet

	(Unaudited)
	June 30,	December 31,
	2009	2008
(Dollars in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$277,086	$133,383
Accounts receivable, less allowances: 2009 - $62,766; 2008 - $56,459	465,068	609,397
Inventories, net	930,141	1,145,695
Deferred income taxes	84,830	83,438
Deferred charges and prepaid expenses	15,806	11,066
Other current assets	45,846	50,486

Total Current Assets	1,818,777	2,033,465

Property, Plant and Equipment - Net	1,653,212	1,743,866

Other Assets
Goodwill	229,699	230,049
Other intangible assets	166,264	173,704
Deferred income taxes	312,782	314,960
Other non-current assets	41,421	40,006

Total Other Assets	750,166	758,719

Total Assets	$4,222,155	$4,536,050

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$68,404	$91,482
Accounts payable and other liabilities	316,284	443,430
Salaries, wages and benefits	146,608	218,695
Income taxes payable	-	22,467
Deferred income taxes	5,186	5,131
Current portion of long-term debt	269,293	17,108

Total Current Liabilities	805,775	798,313

Non-Current Liabilities
Long-term debt	254,845	515,250
Accrued pension cost	844,333	844,045
Accrued postretirement benefits cost	609,038	613,045
Deferred income taxes	9,921	10,388
Other non-current liabilities	97,096	91,971

Total Non-Current Liabilities	1,815,233	2,074,699

Shareholders’ Equity
Class I and II Serial Preferred Stock without par value:
Authorized - 10,000,000 shares each class, none issued
Common stock without par value:
Authorized - 200,000,000 shares
Issued (including shares in treasury) (2009 - 96,980,935 shares; 2008 - 96,891,501 shares)
Stated capital	53,064	53,064
Other paid-in capital	835,473	838,315
Earnings invested in the business	1,490,299	1,580,084
Accumulated other comprehensive loss	(791,226)	(819,633)
Treasury shares at cost (2009 - 163,296 shares; 2008 - 344,948 shares)	(4,206)	(11,586)

Total Shareholders’ Equity	1,583,404	1,640,244

Noncontrolling Interest	17,743	22,794

Total Equity	1,601,147	1,663,038

Total Liabilities and Equity	$4,222,155	$4,536,050

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
(Dollars in thousands)
CASH PROVIDED (USED)
Operating Activities
Net (loss) income attributable to The Timken Company	$(63,647)	$173,408
Net income (loss) attributable to noncontrolling interest	(5,301)	1,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,949	117,080
Impairment charges	35,630	362
Loss (gain) on disposals of property, plant and equipment	1,416	(15,452)
Deferred income tax (benefit) provision	(758)	2,001
Stock based compensation expense	8,222	9,572
Pension and other postretirement expense	49,050	43,940
Pension and other postretirement benefit payments	(35,472)	(41,781)
Changes in operating assets and liabilities:
Accounts receivable	148,134	(132,793)
Inventories	228,005	(122,050)
Accounts payable and accrued expenses	(231,109)	52,116
Other - net	2,325	2,450

Net Cash Provided By Operating Activities	253,444	90,716

Investing Activities
Capital expenditures	(54,618)	(127,447)
Proceeds from disposals of property, plant and equipment	3,880	29,741
Acquisitions	(353)	(56,906)
Other	1,896	(1,606)

Net Cash Used by Investing Activities	(49,195)	(156,218)

Financing Activities
Cash dividends paid to shareholders	(26,138)	(32,709)
Net proceeds from common share activity	-	15,708
Accounts receivable securitization financing borrowings	-	210,000
Accounts receivable securitization financing payments	-	(45,000)
Proceeds from issuance of long-term debt	-	631,303
Payments on long-term debt	(10,259)	(662,689)
Short-term debt activity - net	(32,100)	(6,474)

Net Cash (Used) Provided by Financing Activities	(68,497)	110,139
Effect of exchange rate changes on cash	7,951	5,920

Increase In Cash and Cash Equivalents	143,703	50,557
Cash and cash equivalents at beginning of year	133,383	42,884

Cash and Cash Equivalents at End of Period	$277,086	$93,441

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
During the second quarter of 2009, the Company evaluated the classification of its investments held by the Company’s operations in India and concluded that a portion of these investments should be considered Cash and cash equivalents on the Company’s Consolidated Balance Sheet. The Company’s conclusion was based on the short-term and highly-liquid nature of the investments. At December 31, 2008, the Company held $23,640 of investments, of which $17,077 has been reclassified from Other current assets to Cash and cash equivalents to conform to the 2009 presentation for these investments.
Management has evaluated and disclosed all material events occurring subsequent to the date of the financial statements up to August 5, 2009, the filing date of this quarterly report on Form 10-Q.
Note 2 – New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 (SFAS No. 157), “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value that is based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information to develop those assumptions. Additionally, the standard expands the disclosures about fair value measurements to include separately disclosing the fair value measurements of assets or liabilities within each level of the fair value hierarchy. In February 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157.” FSP FAS 157-2 delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. On January 1, 2009, the Company implemented the previously delayed provisions of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities recorded at fair value, as required. The implementation of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities did not have a material impact on the Company’s results of operations and financial condition.
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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) to be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. SFAS No. 160 is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The implementation of SFAS No. 160, effective January 1, 2009, did not have a material impact on the Company’s results of operations and financial condition.

Note 2 – New Accounting Pronouncements (continued)
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
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s results of operations and financial condition.
Note 3 – Inventories

	June 30,	December 31,
	2009	2008

Inventories:
Manufacturing supplies	$82,636	$89,070
Work in process and raw materials	357,954	474,906
Finished products	489,551	581,719

Inventories - net	$930,141	$1,145,695

An actual valuation of the inventory under the last-in, first-out (LIFO) method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. The LIFO reserve at June 30, 2009 and December 31, 2008 was $294,273 and $307,544, respectively. The Company’s Steel segment recognized a decrease in its LIFO reserve of $3,805 and $16,188, respectively, during the second quarter and first six months of 2009 as a result of expected lower year-end inventory quantities and material costs, especially scrap steel costs. The decrease in the Company’s Steel segment LIFO reserve for the respective periods of 2009 compares to an increase in the LIFO reserve of $28,639 and $45,239, respectively, during the second quarter and first six months of 2008.

Note 4 – Property, Plant and Equipment
The components of property, plant and equipment are as follows:

	June 30,	December 31,
	2009	2008

Property, Plant and Equipment:
Land and buildings	$720,639	$705,701
Machinery and equipment	3,346,047	3,323,695

Subtotal	4,066,686	4,029,396
Less allowances for depreciation	(2,413,474)	(2,285,530)

Property, Plant and Equipment - net	$1,653,212	$1,743,866

At June 30, 2009 and December 31, 2008, machinery and equipment included approximately $125,400 and $128,800, respectively, of capitalized software. Depreciation expense for the three months ended June 30, 2009 and 2008 was $55,675 and $55,986, respectively. Depreciation expense for the six months ended June 30, 2009 and 2008 was $109,622 and $109,981, respectively. Depreciation expense on capitalized software for the three months ended June 30, 2009 and 2008 was approximately $5,800 and $4,400, respectively. Depreciation expense on capitalized software for the six months ended June 30, 2009 and 2008 was approximately $10,900 and $8,800, respectively.
There were no assets held for sale at June 30, 2009 compared to $7,020 at December 31, 2008. In January 2009, the Company sold one of the buildings at its former office complex in Torrington, Connecticut and recognized a pretax gain of $1,322. On July 20, 2009, the Company sold the remaining portion of this office complex. In anticipation of the loss that the Company expected to record upon completion of the sale of the office complex, the Company recorded an impairment of $6,376 during the second quarter of 2009. The Company expects to incur a pretax loss of approximately $800 upon completion of this transaction. This former office complex was classified as assets held for sale at December 31, 2008.
On February 15, 2008, the Company completed the sale of its former seamless steel tube manufacturing facility located in Desford, England for approximately $28,400. The Company recognized a pretax gain of approximately $20,200 during the first quarter of 2008 and recorded the gain in Other income (expense), net in the Company’s Consolidated Statement of Income.
Note 5 – Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2009 are as follows:

	Beginning			Ending
	Balance	Acquisitions	Other	Balance

Segment:
Process Industries	$52,856	$-	$(567)	$52,289
Aerospace and Defense	167,558	347	(136)	167,769
Steel	9,635	6	-	9,641

Total	$230,049	$353	$(703)	$229,699

Acquisitions represent opening balance sheet allocation adjustments for acquisitions completed in 2008. Other primarily includes foreign currency translation adjustments.

Note 5 – Goodwill and Other Intangible Assets (continued)
The following table displays intangible assets as of June 30, 2009 and December 31, 2008:

	As of June 30, 2009			As of December 31, 2008

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangible assets subject to amortization:

Customer relationships	$101,098	$19,155	$81,943	$101,098	$16,470	$84,628
Engineering drawings	5,001	5,001	-	5,001	5,001	-
Know-how	2,104	838	1,266	2,122	784	1,338
Land-use rights	7,643	2,961	4,682	7,508	2,593	4,915
Patents	22,729	15,396	7,333	22,729	14,101	8,628
Technology use	46,445	8,989	37,456	46,120	7,298	38,822
Trademarks	6,517	4,718	1,799	6,632	4,670	1,962
PMA licenses	8,792	1,980	6,812	8,792	1,753	7,039
Non-compete agreements	2,710	846	1,864	2,710	493	2,217
Unpatented technology	18,425	11,900	6,525	18,425	11,000	7,425

	$221,464	$71,784	$149,680	$221,137	$64,163	$156,974

Intangible assets not subject to amortization:
Goodwill	$229,699	$-	$229,699	$230,049	$-	$230,049
Tradename	1,400	-	1,400	1,400	-	1,400
Land-use rights	-	-	-	146	-	146
Industrial license agreements	964	-	964	964	-	964
FAA air agency certificates	14,220	-	14,220	14,220	-	14,220

	$246,283	$-	$246,283	$246,779	$-	$246,779

Total intangible assets	$467,747	$71,784	$395,963	$467,916	$64,163	$403,753

Amortization expense for intangible assets was approximately $3,760 and $7,230, respectively, for the three and six months ended June 30, 2009. Amortization expense for intangible assets is estimated to be approximately $14,900 for 2009; $14,600 in 2010; $13,600 in 2011; $13,000 in 2012 and $9,900 in 2013.
Note 6 – Equity Investments
The Company’s investments in less than majority-owned companies in which it has the ability to exercise significant influence are accounted for using the equity method except for when they qualify as variable interest entities and are consolidated in accordance with FASB Interpretation No. 46 (revised December 2003) (FIN 46(R)), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.”
Equity investments are reviewed for impairment when circumstances (such as lower-than-expected financial performance or change in strategic direction) indicate that the carrying value of the investment may not be recoverable. If impairment does exist, the equity investment is written down to its fair value with a corresponding charge to the Consolidated Statement of Income. No impairments were recorded during the first six months of 2009 and 2008 relating to the Company’s equity investments.
Investments accounted for under the equity method were $13,911 and $13,634 at June 30, 2009 and December 31, 2008, respectively, and were reported in Other non-current assets on the Consolidated Balance Sheet.

Note 6 – Equity Investments (continued)
The Company’s Mobile Industries segment has a joint venture with Advanced Green Components, LLC (AGC). AGC is engaged in the business of converting steel to machined rings for tapered bearings and other related products. During the third quarter of 2006, AGC refinanced its long-term debt of $12,240. The Company guaranteed half of this obligation. The Company concluded the refinancing represented a reconsideration event to evaluate whether AGC was a variable interest entity under FIN 46(R). The Company concluded that AGC was a variable interest entity and that the Company was the primary beneficiary. Therefore, the Company consolidated AGC, effective September 30, 2006. At June 30, 2009, net assets of AGC were $1,942, primarily consisting of the following: inventory of $5,876; property, plant and equipment of $21,231; short-term and long-term debt of $18,085; and other non-current liabilities of $7,365. All of AGC’s assets are collateral for its obligations. Except for AGC’s indebtedness for which the Company is a guarantor, AGC’s creditors have no recourse to the general credit of the Company.
The Company has no other variable interest entities, other than AGC, for which it is a primary beneficiary.
Note 7 – Financing Arrangements
Short-term debt at June 30, 2009 and December 31, 2008 was as follows:

	June 30,	December 31,
	2009	2008

Variable-rate lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 1.20% to 11.75%	$68,404	$91,482

Short-term debt	$68,404	$91,482

The lines of credit for certain of the Company’s foreign subsidiaries provide for borrowings up to $370,823. At June 30, 2009, the Company had borrowings outstanding of $68,404, which reduced the availability under these facilities to $302,419.
The Company has a $175,000 Accounts Receivable Securitization Financing Agreement (Asset Securitization Agreement), renewable every 364 days. Under the terms of the Asset Securitization Agreement, which expires on December 18, 2009, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary that in turn uses the trade receivables to secure borrowings, which are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the agreement are limited to certain borrowing base calculations. Any amounts outstanding under this Asset Securitization Agreement would be reported on the Company’s Consolidated Balance Sheet in Short-term debt. As of June 30, 2009, there were no outstanding borrowings under the Asset Securitization Agreement. Although the Company had no outstanding borrowings under the Asset Securitization Agreement as of June 30, 2009, certain borrowing base limitations reduced the availability under the Asset Securitization Agreement to $75,425. The yield on the commercial paper, which is the commercial paper rate plus program fees, is considered a financing cost and is included in Interest expense in the Consolidated Statement of Income.

Note 7 – Financing Arrangements (continued)
Long-term debt at June 30, 2009 and December 31, 2008 was as follows:

	June 30,	December 31,
	2009	2008

Fixed-rate Medium-Term Notes, Series A, due at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	$175,000	$175,000
Variable-rate State of Ohio Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.45% at June 30, 2009)	12,200	12,200
Variable-rate State of Ohio Air Quality Development Revenue Refunding Bonds, maturing on November 1, 2025 (1.42% at June 30, 2009)	9,500	9,500
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (1.09% at June 30, 2009)	17,000	17,000
Variable-rate Unsecured Canadian Note, maturing on December 22, 2010 (1.01% at June 30, 2009)	39,816	47,104
Fixed-rate Unsecured Notes, maturing on February 15, 2010 with an interest rate of 5.75%	251,769	252,357
Variable-rate credit facility with US Bank for Advanced Green Components, LLC, maturing on July 17, 2009 (1.48% at June 30, 2009)	12,240	12,240
Other	6,613	6,957

	524,138	532,358
Less current maturities	269,293	17,108

Long-term debt	$254,845	$515,250

At June 30, 2009, the Company had no outstanding borrowings under its then existing $500,000 Amended and Restated Credit Agreement (former Senior Credit Facility) but had letters of credit outstanding totaling $39,243, which reduced the availability under the former Senior Credit Facility to $460,757. Under the former Senior Credit Facility, the Company had two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At June 30, 2009, the Company was in full compliance with the covenants under the former Senior Credit Facility and its other debt agreements.
On July 10, 2009, the Company entered into a new $500 million Amended and Restated Credit Agreement (new Senior Credit Facility). This new Senior Credit Facility matures on July 10, 2012. Under the new Senior Credit Facility, the Company has three financial covenants: a consolidated leverage ratio, a consolidated interest coverage ratio and a consolidated minimum tangible net worth test. These covenants are effective with the Company’s third quarter ending September 30, 2009.
In December 2005, the Company entered into an unsecured loan in Canada. The principal balance of the loan is payable in full on December 22, 2010. The interest rate is variable based on the Canadian LIBOR rate and interest payments are due quarterly. The Company repaid a portion of this loan in June 2009 and repaid the remaining balance on July 10, 2009.
The Company is the guarantor of $6,120 of AGC’s $12,240 credit facility. Refer to Note 6 – Equity Investments for additional discussion. Effective as of July 17, 2009, AGC renewed its $12,240 credit facility with US Bank for another 365 days. The Company continues to guarantee half of this obligation.

Note 8 – Product Warranty
The Company provides limited warranties on certain of its products. The Company accrues liabilities for warranty based upon specific claims and a review of historical warranty claim experience in accordance with SFAS No. 5, “Accounting for Contingencies.” Should the Company become aware of a specific potential warranty claim for which liability is probable and reasonably estimable, a specific charge is recorded and accounted for accordingly. Adjustments are made quarterly to the accruals as claim data and historical experience change. The following is a rollforward of the warranty accruals for the six months ended June 30, 2009 and the twelve months ended December 31, 2008:

	June 30,	December 31,
	2009	2008

Beginning balance, January 1	$13,515	$12,571
Expense	3,779	7,525
Payments	(6,123)	(6,581)

Ending balance	$11,171	$13,515

The product warranty accrual at June 30, 2009 and December 31, 2008 was included in Accounts payable and other liabilities on the Consolidated Balance Sheet.
Note 9 – Equity
An analysis of the change in capital and earnings invested in the business for the six months ended June 30, 2009 is as follows:

		The Timken Company Shareholders
				Earnings	Accumulated
			Other	Invested	Other
		Stated	Paid-In	in the	Comprehensive	Treasury	Noncontrolling
	Total	Capital	Capital	Business	Income	Stock	Interest

Balance at December 31, 2008	$1,663,038	$53,064	$838,315	$1,580,084	$(819,633)	$(11,586)	$22,794

Net loss	(68,948)			(63,647)			(5,301)

Foreign currency translation adjustment	22,515				22,515
Pension and postretirement liability adjustment (net of income tax of $8,143)	6,897				6,897
Unrealized gain on marketable securities (net of income tax of $35)	67				54		13
Change in fair value of derivative financial instruments, net of reclassifications	(1,059)				(1,059)

Total comprehensive loss	(40,528)
Capital investment of Timken XEMC (Hunan) Bearings Co.	1,000						1,000
Dividends declared to noncontrolling interest	(763)						(763)
Dividends - $0.27 per share	(26,138)			(26,138)
Issuance of 181,652 shares from treasury and 89,434 shares from authorized	4,538		(2,842)			7,380

Balance at June 30, 2009	$1,601,147	$53,064	$835,473	$1,490,299	$(791,226)	$(4,206)	$17,743

The total comprehensive loss for the three months ended June 30, 2009 was $840. The total comprehensive income for the three and six months ended June 30, 2008 was $108,862 and $230,444, respectively.

Note 10 – Earnings Per Share
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Earnings per share - Basic:
Numerator:
Net (loss) income attributable to The Timken Company	$(64,517)	$88,943	$(63,647)	$173,408
Less: distributed and undistributed earnings allocated to nonvested stock	-	(600)	-	(1,206)

Net (loss) income attributable to common shareholders - basic	(64,517)	88,343	(63,647)	172,202

Denominator:
Weighted-average number of shares outstanding - basic	96,147,809	95,604,374	96,082,491	95,440,281

Basic (loss) earnings per share	$(0.67)	$0.92	$(0.66)	$1.80

Earnings per share - Diluted:
Numerator:
Net (loss) income attributable to The Timken Company	$(64,517)	$88,943	$(63,647)	$173,408
Less: distributed and undistributed earnings allocated to nonvested stock	-	(600)	-	(1,206)

Net (loss) income attributable to common shareholders - diluted	(64,517)	88,343	(63,647)	172,202

Denominator:
Weighted-average number of shares outstanding - basic	96,147,809	95,604,374	96,082,491	95,440,281
Effect of dilutive options	-	564,810	-	479,282

Weighted-average number of shares outstanding, assuming dilution of stock options	96,147,809	96,169,184	96,082,491	95,919,563

Diluted (loss) earnings per share	$(0.67)	$0.92	$(0.66)	$1.80

In periods in which a net loss has occurred, as is the case for the three and six months ended June 30, 2009, the dilutive effect of stock options is not recognized and thus is not utilized in the calculation of dilutive earnings per share.
The exercise prices for certain stock options that the Company has awarded exceed the average market price of the Company’s common stock. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. The antidilutive stock options outstanding were 4,129,493 and zero for the three months ended June 30, 2009 and 2008, respectively. The antidilutive stock options outstanding were 4,533,820 and 784,510 for the six months ended June 30, 2009 and 2008, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net sales to external customers:
Mobile Industries	$365,740	$628,238	$738,604	$1,263,490
Process Industries	221,010	327,504	463,294	639,716
Aerospace and Defense	113,165	105,676	225,830	207,808
Steel	129,012	474,131	361,577	859,205

	$828,927	$1,535,549	$1,789,305	$2,970,219

Intersegment sales:
Process Industries	$700	$869	$1,622	$1,279
Steel	5,823	44,797	21,826	84,711

	$6,523	$45,666	$23,448	$85,990

Segment EBIT, as adjusted:
Mobile Industries	$(36,396)	$13,968	$(61,275)	$44,535
Process Industries	37,586	62,803	84,603	121,840
Aerospace and Defense	19,504	12,111	38,057	19,273
Steel	(32,907)	80,318	(40,169)	133,697

Total EBIT, as adjusted, for reportable segments	(12,213)	169,200	21,216	319,345

Unallocated corporate expense	(13,187)	(19,303)	(25,517)	(35,728)
Impairment and restructuring	(54,915)	(1,807)	(69,659)	(4,683)
Gain on divestitures	-	-	-	8
Rationalization and integration charges	(2,418)	(2,119)	(3,883)	(4,301)
Gain on sale of non-strategic assets, net of dissolution of subsidiary	757	191	1,979	20,545
Interest expense	(8,491)	(11,643)	(16,965)	(22,640)
Interest income	549	1,515	939	2,912
Intersegment eliminations	3,008	(1,529)	2,750	(4,363)

(Loss) Income before Income Taxes	$(86,910)	$134,505	$(89,140)	$271,095

Intersegment sales represent sales between the segments. These sales are eliminated upon consolidation.

Note 12 – Impairment and Restructuring Charges
Impairment and restructuring charges by segment are comprised of the following:
For the three months ended June 30, 2009:

	Mobile	Process	Aerospace and
	Industries	Industries	Defense	Steel	Corporate	Total

Impairment charges	$2,833	$26,890	$1,984	$-	$-	$31,707
Severance expense and related benefit costs	12,935	3,883	1,448	2,758	660	21,684
Exit costs	790	734	-	-	-	1,524

Total	$16,558	$31,507	$3,432	$2,758	$660	$54,915

For the six months ended June 30, 2009:

	Mobile	Process	Aerospace and
	Industries	Industries	Defense	Steel	Corporate	Total

Impairment charges	$3,730	$29,916	$1,984	$-	$-	$35,630
Severance expense and related benefit costs	20,529	4,842	1,502	3,204	1,860	31,937
Exit costs	794	1,297	-	1	-	2,092

Total	$25,053	$36,055	$3,486	$3,205	$1,860	$69,659

For the three months ended June 30, 2008:

	Mobile	Process	Aerospace and
	Industries	Industries	Defense	Steel	Corporate	Total

Impairment charges	$-	$-	$-	$-	$-	$-
Severance expense and related benefit costs	470	-	-	-	-	470
Exit costs	(45)	1,343	-	39	-	1,337

Total	$425	$1,343	$-	$39	$-	$1,807

For the six months ended June 30, 2008:

	Mobile	Process	Aerospace and
	Industries	Industries	Defense	Steel	Corporate	Total

Impairment charges	$310	$52	$-	$-	$-	$362
Severance expense and related benefit costs	2,564	-	-	-	-	2,564
Exit costs	(38)	1,431	-	364	-	1,757

Total	$2,836	$1,483	$-	$364	$-	$4,683

The following discussion explains the major impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above.

Note 12 – Impairment and Restructuring Charges (continued)
Selling and Administrative Reductions
In March 2009, the Company announced the realignment of its organization to improve efficiency and reduce costs as a result of the economic downturn. The Company initially targeted pretax savings of approximately $30,000 to $40,000 in annual selling and administrative costs. In April 2009, in light of the Company’s revised forecast indicating significantly reduced sales and earnings for the year, the Company expanded the target to approximately $80,000. The implementation of these savings began in the first quarter of 2009 and is expected to be significantly completed by the end of the fourth quarter of 2009, with full-year savings expected to be achieved in 2010. As the Company streamlines its operating structure, it expects to cut its sales and administrative associate workforce by up to 400 positions in 2009, incurring severance costs of approximately $15,000 to $20,000. During the second quarter and first six months of 2009, the Company recognized $8,994 and $11,301, respectively, of severance and related benefit costs related to this initiative eliminating approximately 270 associates. Of the $8,994 charge for the second quarter of 2009, $4,631 related to the Mobile Industries segment, $1,848 related to the Process Industries segment, $781 related to the Aerospace and Defense segment, $1,074 related to the Steel segment and $660 related to Corporate. Of the $11,301 charge for the first six months of 2009, $5,103 related to the Mobile Industries segment, $2,028 related to the Process Industries segment, $790 related to the Aerospace and Defense segment, $1,520 related to the Steel segment and $1,860 related to Corporate.
Manufacturing Workforce Reductions
During the second quarter and first six months of 2009, the Company recorded $11,785 and $19,156, respectively, in severance and related benefit costs, including a curtailment of pension benefits of $1,611 for the first six months of 2009, to eliminate approximately 1,900 associates to properly align its business as a result of the current downturn in the economy and expected market demand. Of the $11,785 charge, $7,663 related to the Mobile Industries segment, $1,771 related to the Process Industries segment, $667 related to the Aerospace and Defense segment and $1,684 related to the Steel segment. Of the $19,156 charge, $14,228 related to the Mobile Industries segment, $2,532 related to the Process Industries segment, $712 related to the Aerospace and Defense segment and $1,684 related to the Steel segment.
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
Torrington Campus
On July 20, 2009, the Company sold the remaining portion of its Torrington, Connecticut office complex. In anticipation of the loss that the Company expected to record upon completion of the sale of the office complex, the Company recorded an impairment of $6,376 during the second quarter of 2009. The Company had previously classified $4,392 of the assets as assets held for sale.
Mobile Industries
In March 2007, the Company announced the planned closure of its manufacturing facility in Sao Paulo, Brazil. The closure of this manufacturing facility was subsequently delayed to serve higher customer demand. However, with the current downturn in the economy, the Company believes it will close this facility before the end of 2010. This closure is targeted to deliver annual pretax savings of approximately $5,000, with expected pretax costs of approximately $25,000 to $30,000, which includes restructuring costs and rationalization costs recorded in cost of products sold and selling, administrative and general expenses. Due to the delay in the closure of this manufacturing facility, the Company expects to realize the $5,000 of annual pretax savings before the end of 2010, once this facility closes. Mobile Industries has incurred cumulative pretax costs of approximately $19,957 as of June 30, 2009 related to this closure. During the second quarter and first six months of 2009, the Company recorded $641 and $1,197, respectively, of severance and related benefit costs and exit costs of $769 associated with the planned closure of the Company’s Sao Paulo, Brazil manufacturing facility. During the first six months of 2008, the Company recorded $1,001 of severance and related benefit costs associated with this facility.
In addition to the above charges, the Company recorded impairment charges of $637 during the second quarter of 2009 related to an impairment of fixed assets at its facility in Canada as a result of the carrying value of these assets exceeding expected future cash flows. The Company also recorded impairment charges of $897 during the first quarter of 2009 related to an impairment of fixed assets at two of its facilities in France as a result of the carrying value of these assets exceeding expected future cash flows. During the first quarter of 2008, the Company recorded an impairment charge of $309 related to an impairment of fixed assets at its facility in Spain as a result of the carrying value of these assets exceeding expected future cash flows due to the then-anticipated sale of this facility.

Note 12 – Impairment and Restructuring Charges (continued)
Process Industries
In May 2004, the Company announced plans to rationalize its three bearing plants in Canton, Ohio within the Process Industries segment. This rationalization initiative is expected to deliver annual pretax savings of approximately $20,000 through streamlining operations and workforce reductions, with pretax costs of approximately $100,000 to $110,000 (including pretax cash costs of approximately $45,000 to $50,000), by the end of 2009.
The Company recorded impairment charges of $24,694 and exit costs of $734 during the second quarter of 2009 related to Process Industries’ rationalization plans. During the first six months of 2009, the Company recorded impairment charges of $27,720 and exit costs of $1,297. During the second quarter and first six months of 2008, the Company recorded exit costs of $1,343 and $1,431, respectively, as a result of Process Industries’ rationalization plans. The significant impairment charge recorded during the second quarter of 2009 is a result of the rapid deterioration of the market sectors served by one of the rationalized plants, resulting in the carrying value of the fixed assets for this plant exceeding its estimated future cash flows. The Company now expects to close this facility by the end of 2009. The Process Industries segment has incurred cumulative pretax costs of approximately $67,771 (including approximately $25,300 of pretax cash costs) as of June 30, 2009 for these rationalization plans including rationalization costs recorded in cost of products sold and selling, administrative and general expenses. As of June 30, 2009, the Process Industries segment has realized approximately $15,000 in annual pretax savings.
Steel
In April 2007, the Company completed the closure of its seamless steel tube manufacturing facility located in Desford, England. The Company recorded $325 of exit costs during the first six months of 2008 related to this action.
The following is a rollforward of the consolidated restructuring accrual for the six months ended June 30, 2009 and the twelve months ended December 31, 2008:

	June 30,	December 31,
	2009	2008

Beginning balance, January 1	$18,946	$24,455
Expense	32,418	12,597
Payments	(21,173)	(18,106)

Ending balance	$30,191	$18,946

The restructuring accrual at June 30, 2009 and December 31, 2008 is included in Accounts payable and other liabilities on the Consolidated Balance Sheet. The restructuring accrual at June 30, 2009 excludes costs related to the curtailment of pension benefit plans of $1,611. The accrual at June 30, 2009 includes $22,949 of severance and related benefits, with the remainder of the balance primarily representing environmental exit costs. The majority of the $22,949 accrual relating to severance and related benefits is expected to be paid by the end of 2009, with the remainder paid before the end of 2010 once the closure of the manufacturing facility in Sao Paulo, Brazil is completed.

Note 13 – Retirement and Postretirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s retirement and postretirement benefit plans. The amounts for the three and six months ended June 30, 2009 are based on actuarial calculations prepared during 2008. Consistent with prior years, these calculations will be updated later in the year. These updated calculations may result in different net periodic benefit cost for 2009. The net periodic benefit cost recorded for the three and six months ended June 30, 2009 is the Company’s best estimate of each period’s proportionate share of the amounts to be recorded for the year ended December 31, 2009.

	Pension		Postretirement
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Components of net periodic benefit cost
Service cost	$10,726	$8,265	$524	$409
Interest cost	39,265	39,522	8,843	9,630
Expected return on plan assets	(48,917)	(50,689)	-	-
Amortization of prior service cost	2,874	3,165	(578)	(619)
Recognized net actuarial loss	8,377	7,317	612	1,153
Curtailment gain	(239)	-	-	-
Amortization of transition asset	(21)	(24)	-	-

Net periodic benefit cost	$12,065	$7,556	$9,401	$10,573

	Pension		Postretirement
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Components of net periodic benefit cost
Service cost	$19,502	$18,453	$1,313	$1,562
Interest cost	79,167	81,345	19,442	20,717
Expected return on plan assets	(96,245)	(101,234)	-	-
Amortization of prior service cost	5,735	6,300	(1,122)	(1,089)
Recognized net actuarial loss	17,820	14,552	1,868	3,383
Curtailment loss	1,611	-	-	-
Amortization of transition asset	(41)	(49)	-	-

Net periodic benefit cost	$27,549	$19,367	$21,501	$24,573

Note 14 – Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Provision (benefit) for income taxes	$(23,040)	$44,584	$(20,192)	$95,824
Effective tax rate	26.5%	33.1%	22.7%	35.3%

The Company’s provision for income taxes in interim periods is computed in accordance with FIN 18, “Accounting for Income Taxes in Interim Periods – an interpretation of APB Opinion No. 28” by applying the appropriate annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior year tax liabilities, are recorded during the period in which they occur.
The effective tax rates on the pretax losses for the second quarter and first six months of 2009 were lower than the U.S. federal statutory tax rate primarily due to losses at certain foreign subsidiaries where no tax benefit could be recorded and an unfavorable discrete tax adjustment related to the reversal of a benefit claimed on a prior year income tax return. These decreases were partially offset by the earnings in certain foreign jurisdictions where the effective tax rate is less than 35% and the net effect of other U.S. tax items.
For the full year of 2009, the Company expects its effective tax rate to be in the range of 25% to 30%.

Note 15 – Fair Value
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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

	Fair Value at June 30, 2009
	Total	Level 1	Level 2	Level 3

Assets:
Available-for-sale securities	$9,981	$9,981	$-	$-
Foreign currency hedges	3,024	-	3,024	-
Interest rate swaps	1,769	-	1,769	-

Total Assets	$14,774	$9,981	$4,793	$-

Liabilities:
Foreign currency hedges	$5,569	$-	$5,569	$-

Total Liabilities	$5,569	$-	$5,569	$-

The Company uses publicly available foreign currency forward and spot rates to measure the fair value of its foreign currency forward contracts. The Company’s interest rate swaps are remeasured each period using observable market interest rates.
The Company does not believe it has significant concentrations of risk associated with the counterparts to its financial instruments.
The following table presents the fair value hierarchy for those assets measured at fair value on a nonrecurring basis as of June 30, 2009:

	Fair Value at June 30, 2009
					Total Gains
	Total	Level 1	Level 2	Level 3	(Losses)

Assets:
Long-lived assets held for sale	$-	$-	$-	$-	$(4,392)
Long-lived assets held and used	2,468	-	-	2,468	(31,238)

Total Assets	$2,468	$-	$-	$2,468	$(35,630)

In the first six months of 2009, in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” assets held for sale of $4,392 and assets held and used of $33,705 were written down to their fair value of $2,468 and impairment charges of $35,630 were included in earnings. Assets held for sale of $4,392 and assets held and used of $1,984, associated with the Company’s former Torrington campus office complex, were written down to zero and an impairment charge was recognized for the full amount. The Company recognized an impairment charge during the second quarter in anticipation of recognizing a loss on the sale of these assets sold on July 20, 2009.

Note 15 – Fair Value (continued)
Assets held and used associated with the rationalization of the Process Industries’ three Canton, Ohio bearing manufacturing facilities, with a carrying value of $29,815, were written down to their fair value of $2,095, resulting in an impairment charge of $27,720, which was included in earnings for the first six months of 2009. In addition to the Torrington campus office complex and the rationalization of Process Industries’ facilities, a portion of assets held and used that were part of a larger group of assets and had a total carrying value of $1,906 were found to be impaired during the first six months of 2009, resulting in an impairment charge of $1,534. A portion of these assets, with a carrying value of $128, were scrapped and written down to zero, while the remaining assets of $1,778 were written down to their fair value of $373.
With the exception of the assets held and used associated with the Torrington campus office complex, the estimated fair value was based on what the Company would receive for used machinery and equipment, if sold. Of the total impairment charge of $35,630 recognized in earnings during the first six months of 2009, $3,923 was recognized in the first quarter of 2009 and $31,707 was recognized in the second quarter of 2009.
Note 16 – Derivative Instruments and Hedging Activities
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
As of June 30, 2009, the Company had $244,209 of outstanding foreign currency forward contracts at notional value. The total notional value of foreign currency hedges as of December 31, 2008 was $239,415.
Cash Flow Hedging Strategy
For certain derivative instruments that are designated as and qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion), or hedge components excluded from the assessment of effectiveness, are recognized in the Consolidated Statement of Income during the current period.
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
Fair Value Hedging Strategy
For derivative instruments that are designated and qualify as fair value hedges (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in the same line item associated with the hedged item (i.e., in “interest expense” when the hedged item is fixed-rate debt).

Note 16 – Derivative Instruments and Hedging Activities (continued)
The following table presents the fair value and location of all assets and liabilities associated with the Company’s hedging instruments within the unaudited Consolidated Balance Sheet:

		Asset Derivatives		Liability Derivatives
					Fair Value
	Balance Sheet	Fair Value	Fair Value	Fair Value	at
	Location	at 6/30/09	at 12/31/08	at 6/30/09	12/31/08
Derivatives designated as hedging
instruments under SFAS No. 133

Foreign currency forward contracts	Other non-current liabilities	$1,112	$4,398	$4,827	$7,635
Interest rate swaps	Other non-current assets	1,769	2,357	-	-
Natural gas forward contracts	Other current assets	-	1,559	-	-

Total derivatives designated as hedging instruments under SFAS No. 133		$2,881	$8,314	$4,827	$7,635

Derivatives not designated as hedging instruments under SFAS No. 133 (a)

Foreign currency forward contracts	Other non-current assets / liabilities	$1,912	$1,786	$742	$3,218

Total derivatives		$4,793	$10,100	$5,569	$10,853

(a)	See Footnote 15 – Fair Value for additional information on the Company’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.
The following tables present the impact of derivative instruments and their location within the unaudited Consolidated Statement of Income:

		Amount of gain or (loss)		Amount of gain or (loss)
		recognized in income on		recognized in income on
		derivative		derivative

Derivatives in SFAS No. 133	Location of gain or (loss)	Three Months	Three Months	Six Months	Six Months
fair value hedging	recognized in income on	Ended	Ended	Ended	Ended
relationships	derivative	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Interest rate swaps	Interest expense	$117	$(1,339)	$(589)	$29

Natural gas forward contracts	Other income (expense)	(233)	-	(1,559)	(448)

Total		$(116)	$(1,339)	$(2,148)	$(419)

		Amount of gain or (loss)		Amount of gain or (loss)
		recognized in income on		recognized in income on
		derivative		derivative
Hedged items in SFAS No.	Location of gain or (loss)	Three Months	Three Months	Six Months	Six Months
133 fair value hedge	recognized in income on	Ended	Ended	Ended	Ended
relationships	derivative	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Fixed-rate debt	Interest expense	$(117)	$1,339	$589	$(29)
Inventory	Other income (expense)	79	-	1,185	-

Total		$(38)	$1,339	$1,774	$(29)

Note 16 – Derivative Instruments and Hedging Activities (continued)

			Amount of gain or
	Amount of gain or (loss)		(loss) reclassified from
	recognized in OCI on		AOCI into income
	derivative		(effective portion)
	Three Months Ended		Three Months Ended
	June 30,		June 30,
Derivatives in SFAS No. 133 cash flow
hedging relationships	2009	2008	2009	2008

Foreign currency forward contracts	$(113)	$(701)	$(845)	$(121)

Total	$(113)	$(701)	$(845)	$(121)

			Amount of gain or (loss)
	Amount of gain or		reclassified from AOCI
	(loss) recognized in		into income (effective
	OCI on derivative		portion)
	Six Months Ended		Six Months Ended
	June 30,		June 30,
Derivatives in SFAS No. 133 cash flow
hedging relationships	2009	2008	2009	2008

Foreign currency forward contracts	$(412)	$(148)	$(39)	$27

Total	$(412)	$(148)	$(39)	$27

		Amount of gain or (loss)		Amount of gain or
		recognized in income on		(loss) recognized in
		derivative		income on derivative
		Three Months Ended		Six Months Ended
		June 30,		June 30,
Derivatives not designated as	Location of gain or (loss)
hedging instruments under SFAS	recognized in income on
No. 133	derivative	2009	2008	2009	2008

Foreign currency forward contracts	Cost of sales	$122	$(269)	$34	$24
Foreign currency forward contracts	Other income (expense)	1,174	(66)	2,568	266

Total		$1,296	$(335)	$2,602	$290

Note 17 – Prior Period Adjustments
During the first quarter of 2009, the Company recorded two adjustments related to its 2008 Consolidated Financial Statements. In the first quarter of 2009, Net income (loss) attributable to noncontrolling interest increased by $6,100 (after-tax) due to a correction of an error related to the $48,765 goodwill impairment loss the Company recorded in the fourth quarter of 2008 for the Mobile Industries segment. In recording the goodwill impairment loss in the fourth quarter of 2008, the Company did not fully recognize that a portion of the goodwill impairment loss related to two separate subsidiaries in which the Company holds less than 100% ownership.
In addition, Income (loss) before income taxes decreased by $3,400 ($2,044 after-tax) due to a correction of an error related to $3,400 of in-process research and development costs that were recorded in Other current assets with the anticipation of being paid for by a third-party. However, the Company subsequently realized that the balance could not be substantiated through a contract with a third-party.
As a result of these errors, the Company’s 2008 results were understated by $4,056, and the Company’s first quarter 2009 results were overstated by the same amount. Management of the Company concluded the effect of the first quarter adjustments was immaterial to the Company’s 2008 and first quarter 2009 financial statements, as well as the projected full-year 2009 financial statements.
Note 18 – Subsequent Events
On July 29, 2009, the Company announced it has signed an agreement to sell the assets of its Needle Roller Bearings (NRB) operations to JTEKT Corporation. Upon closing of the transaction, which is expected to occur by the end of 2009 subject to customary regulatory approvals and the satisfaction or waiver of other closing conditions, the Company would receive approximately $330,000 in cash proceeds for these operations (including certain receivables to be retained by the Company), subject to working capital adjustments. The NRB operations primarily serve the automotive original-equipment market sectors and manufacture highly engineered needle roller bearings, including an extensive range of radial and thrust needle roller bearings, as well as bearing assemblies and loose needles, for automotive and industrial applications. The NRB operations have facilities in Cairo, Dahlonega and Sylvania, Georgia; Greenville and Walhalla, South Carolina; Bedford, Canada; Brno and Olomouc, Czech Republic; Maromme, Moult and Vierzon, France; Kuensebeck, Germany; Bilbao, Spain; and the LiYuan District, China. The NRB operations employ approximately 3,400 associates and had 2008 sales of approximately $620,000. The NRB operations are included in the Company’s Mobile Industries, Process Industries and Aerospace and Defense reportable segments. The results of operations are expected to be classified as Discontinued Operations during the third quarter of 2009. The Company expects to incur a loss on sale of approximately $20,000 to $60,000 upon completion of the transaction. As such, the Company expects to recognize an impairment loss in this range during the third quarter of 2009 as the assets are classified as assets held for sale on the Company’s Consolidated Balance Sheet.

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
The Aerospace and Defense segment manufactures bearings, helicopter transmission systems, rotor head assemblies, turbine engine components, gears and other precision flight-critical components for commercial and military aviation applications. The Aerospace and Defense segment also provides aftermarket services, including repair and overhaul of engines, transmissions and fuel controls, as well as aerospace bearing repair and component reconditioning. In addition, the Aerospace and Defense segment manufactures bearings for original equipment manufacturers of health and positioning control equipment. The Company’s strategy for the Aerospace and Defense segment is to: (1) grow by adding power transmission parts, assemblies and services, utilizing a platform approach; (2) develop new aftermarket channels; and (3) add core bearing capacity through manufacturing initiatives in North America and China. In April 2008, the Company opened a new aerospace precision products manufacturing facility in China. In November 2008, the Company completed the acquisition of the assets of EXTEX Ltd. (EXTEX), located in Gilbert, Arizona. EXTEX is a leading designer and marketer of high-quality replacement engine parts for the aerospace aftermarket.
The Steel segment manufactures more than 450 grades of carbon and alloy steel, which are produced in both solid and tubular sections with a variety of lengths and finishes. The Steel segment also manufactures custom-made steel products for both industrial and automotive applications. The Company’s strategy for the Steel segment is to focus on opportunities where the Company can offer differentiated capabilities while driving profitable growth. In November 2008, the Company opened a new small-bar steel rolling mill to expand its portfolio of differentiated steel products. The new mill enables the Company to competitively produce steel bars down to 1-inch diameter for use in power transmission and friction management applications for a variety of customers, including foreign automakers. In February 2008, the Company completed the acquisition of the assets of Boring Specialties, Inc. (BSI), a provider of a wide range of precision deep-hole oil and gas drilling and extraction products and services.
In addition to specific segment initiatives, the Company has been making strategic investments in business processes and systems. Project O.N.E. is a multi-year program, which began in 2005, designed to improve the Company’s business processes and systems. The Company expects to invest approximately $210 million to $220 million, which includes internal and external costs, to implement Project O.N.E. As of June 30, 2009, the Company has incurred costs of approximately $205.8 million, of which approximately $118.1 million have been capitalized to the Consolidated Balance Sheet. During 2008 and 2007, the Company completed the installation of Project O.N.E. for the majority of the Company’s domestic operations and a major portion of its European operations. On April 1, 2009, the Company completed the next installation of Project O.N.E. for the majority of the Company’s remaining European operations, as well as certain other facilities in North America and India. With the completion of the April 2009 installation of Project O.N.E., approximately 80% of the Bearings and Power Transmission Group’s global sales flow through the new system.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Financial Overview

Overview:
	2Q 2009	2Q 2008	$ Change	% Change

(Dollars in millions, except earnings per share)
Net sales	$828.9	$1,535.5	$(706.6)	(46.0)%
Net (loss) income attributable to The Timken Company	(64.5)	88.9	(153.4)	(172.6)%

Diluted (loss) earnings per share	$(0.67)	$0.92	$(1.59)	(172.8)%
Average number of shares – diluted	96,147,809	96,169,184	-	(0.0)%

	YTD 2009	YTD 2008	$ Change	% Change

(Dollars in millions, except earnings per share)
Net sales	$1,789.3	$2,970.2	$(1,180.9)	(39.8)%
Net (loss) income attributable to The Timken Company	(63.6)	173.4	(237.0)	(136.7)%

Diluted (loss) earnings per share	$(0.66)	$1.80	$(2.46)	(136.7)%
Average number of shares – diluted	96,082,491	95,919,563	-	0.2%

Net sales for the second quarter of 2009 were approximately $0.83 billion, compared to $1.54 billion in the second quarter of 2008, a decrease of 46.0%. Net sales for the first six months of 2009 were approximately $1.79 billion, compared to $2.97 billion in the first six months of 2008, a decrease of 39.8%. Sales were lower across all business segments except for the Aerospace and Defense segment. The decrease in sales was primarily driven by lower volume and lower steel surcharges, partially offset by the impact of favorable pricing. For the second quarter of 2009, losses were $0.67 per share, compared to earnings of $0.92 per diluted share for the second quarter of 2008. For the first six months of 2009, losses were $0.66 per share, compared to earnings of $1.80 per diluted share for the first six months of 2008.
The Company’s second quarter and first six months results reflect the deterioration of most market sectors as a result of the current global economic downturn. The impact of lower volume and higher restructuring charges, as a result of actions taken to align the Company’s businesses with current demand, was partially offset by lower raw material costs and lower selling and administrative costs. Additionally, the Company’s results for the first six months of 2008 reflected a pretax gain of $20.2 million on the sale of the Company’s former seamless steel tube manufacturing facility located in Desford, England.
Subsequent to the end of the second quarter of 2009, on July 29, 2009, the Company announced it has signed an agreement to sell the assets of its Needle Roller Bearings (NRB) operations to JTEKT Corporation. Upon closing of the transaction, which is expected to occur by the end of 2009 subject to customary regulatory approvals and the satisfaction or waiver of other closing conditions, the Company would receive approximately $330 million in cash proceeds for these operations (including certain receivables to be retained by the Company), subject to working capital adjustments. The NRB operations primarily serve the automotive original-equipment market sectors and manufacture highly engineered needle roller bearings, including an extensive range of radial and thrust needle roller bearings, as well as bearing assemblies and loose needles, for automotive and industrial applications. The NRB operations have facilities in the United States, Canada, Europe and China. The NRB operations had 2008 sales of approximately $620 million and are included in the Company’s Mobile Industries, Process Industries and Aerospace and Defense reportable segments. The results of operations are expected to be classified as Discontinued Operations during the third quarter of 2009. The Company expects to incur a loss on sale of approximately $20 million to $60 million upon completion of the transaction, resulting in an impairment loss in this range during the third quarter of 2009 as the assets are classified as assets held for sale.
Outlook
The Company’s outlook for 2009 reflects a deteriorating global economic climate that is expected to last through the remainder of the year, impacting most of the Company’s market sectors. Lower sales, compared to 2008, are expected in all business segments except for the Aerospace and Defense segment. A significant portion of the decrease in the Steel segment sales is expected to be due to significantly lower surcharges to recover raw material costs, which were at historically high levels during the middle of 2008, but declined dramatically towards the end of 2008. The Company’s results will continue to reflect lower margins as a result of the lower volume and surcharges, partially offset by improved pricing, lower raw material costs and lower selling, administrative and general expenses. The Company expects to continue to take actions to properly align its business with current market demand. In the first half of 2009, the Company announced that it planned to eliminate approximately 400 sales and administrative salaried positions and implement other cost savings initiatives that are targeted to save approximately $80 million in annual selling and administrative expenses.
The Company expects to generate cash from operations for the full year of 2009 as a result of working capital reductions and lower income taxes. In addition, the Company expects to decrease capital expenditures by approximately 50% in 2009, compared to 2008.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The Statement of Income

Sales by Segment:

	2Q 2009	2Q 2008	$ Change	% Change

(Dollars in millions, and exclude intersegment sales)
Mobile Industries	$365.7	$628.2	$(262.5)	(41.8)%
Process Industries	221.0	327.5	(106.5)	(32.5)%
Aerospace and Defense	113.2	105.7	7.5	7.1%
Steel	129.0	474.1	(345.1)	(72.8)%

Total Company	$828.9	$1,535.5	$(706.6)	(46.0)%

	YTD 2009	YTD 2008	$ Change	% Change

(Dollars in millions, and exclude intersegment sales)
Mobile Industries	$738.6	$1,263.5	$(524.9)	(41.5)%
Process Industries	463.3	639.7	(176.4)	(27.6)%
Aerospace and Defense	225.8	207.8	18.0	8.7%
Steel	361.6	859.2	(497.6)	(57.9)%

Total Company	$1,789.3	$2,970.2	$(1,180.9)	(39.8)%

Net sales for the second quarter of 2009 decreased $706.6 million, or 46.0%, compared to the second quarter of 2008, primarily due to lower volume of approximately $560 million across most business segments, except for the Aerospace and Defense segment, lower steel surcharges of approximately $175 million and the effect of foreign currency exchange rate changes of approximately $60 million, partially offset by improved pricing and favorable sales mix of approximately $70 million.
Net sales for the first six months of 2009 decreased $1.18 billion, or 39.8%, compared to the first six months of 2008, primarily due to lower volume of approximately $960 million across most business segments, except for the Aerospace and Defense segment, lower steel surcharges of approximately $255 million and the effect of foreign currency exchange rate changes of approximately $135 million, partially offset by improved pricing and favorable sales mix of approximately $150 million.

Gross Profit:

	2Q 2009	2Q 2008	$ Change	Change

(Dollars in millions)
Gross profit	$118.8	$343.7	$(224.9)	(65.4)%
Gross profit % to net sales	14.3%	22.4%	-	(810)	bps
Rationalization expenses included in cost of products sold	$1.4	$0.9	$0.5	55.6%

	YTD 2009	YTD 2008	$ Change	Change

(Dollars in millions)
Gross profit	$271.0	$655.3	$(384.3)	(58.6)%
Gross profit % to net sales	15.1%	22.1%	-	(700)	bps
Rationalization expenses included in cost of products sold	$2.6	$2.2	$0.4	18.2%

Gross profit margin decreased in the second quarter of 2009, compared to the second quarter of 2008, due to the impact of lower sales volume across most market sectors of approximately $215 million, lower steel surcharges of $175 million and higher manufacturing costs of approximately $120 million, partially offset by lower raw material costs of approximately $150 million, improved pricing and sales mix of approximately $70 million and lower logistics costs of approximately $30 million. The higher manufacturing costs were primarily driven by the Mobile Industries and Steel segments as a result of the underutilization of plant capacity. The lower raw material costs are primarily due to lower scrap steel costs as scrap steel and other raw material costs have fallen in 2009 from historically high levels in 2008.
Gross profit margin decreased in the first six months of 2009, compared to the first six months of 2008, due to the impact of lower sales volume across most market sectors of approximately $330 million, lower steel surcharges of $255 million and higher manufacturing costs of approximately $220 million, partially offset by lower raw material costs of approximately $200 million, improved pricing and sales mix of approximately $140 million and lower logistics costs of approximately $55 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
In the second quarter and the first six months of 2009, rationalization expenses included in cost of products sold primarily related to the continued rationalization of Process Industries’ Canton, Ohio bearing manufacturing facilities. In the second quarter and first six months of 2008, rationalization expenses included in cost of products sold primarily related to certain Mobile Industries segment domestic manufacturing facilities, the closure of the Company’s seamless steel tube manufacturing operations located in Desford, England and the continued rationalization of Process Industries’ Canton, Ohio bearing manufacturing facilities. Rationalization expenses in the respective periods of 2009 and 2008 primarily consisted of accelerated depreciation and relocation of equipment.

Selling, Administrative and General Expenses:

	2Q 2009	2Q 2008	$ Change	Change

(Dollars in millions)
Selling, administrative and general expenses	$142.3	$196.6	$(54.3)	(27.6)%
Selling, administrative and general expenses % to net sales	17.2%	12.8%	-	440	bps
Rationalization expenses included in selling, administrative and general expenses	$1.0	$1.3	$(0.3)	(23.1)%

	YTD 2009	YTD 2008	$ Change	Change

(Dollars in millions)
Selling, administrative and general expenses	$281.3	$374.5	$(93.2)	(24.9)%
Selling, administrative and general expenses % to net sales	15.7%	12.6%	-	310	bps
Rationalization expenses included in selling, administrative and general expenses	$1.3	$2.1	$(0.8)	(38.1)%

The decrease in selling, administrative and general expenses in the second quarter of 2009, compared to the second quarter of 2008, was primarily due to restructuring initiatives and lower discretionary spending on items such as travel and professional fees of approximately $30 million and lower performance-based compensation of approximately $20 million. The decrease in selling, administrative and general expenses in the first six months of 2009, compared to the first six months of 2008, was primarily due to restructuring initiatives and lower discretionary spending on items such as travel and professional fees of approximately $50 million and lower performance-based compensation of approximately $40 million.
In the second quarter and first six months of 2009, the rationalization expenses included in selling, administrative and general expenses primarily related to exit costs for associates exiting the Company. In the second quarter and first six months of 2008, the rationalization expenses included in selling, administrative and general expenses primarily related to the rationalization of the Process Industries’ Canton, Ohio bearing facilities and costs associated with vacating the Torrington, Connecticut office complex.

Impairment and Restructuring Charges:

	2Q 2009	2Q 2008	$ Change

(Dollars in millions)
Impairment charges	$31.7	$-	$31.7
Severance and related benefit costs	21.7	0.5	21.2
Exit costs	1.5	1.3	0.2

Total	$54.9	$1.8	$53.1

	YTD 2009	YTD 2008	$ Change

(Dollars in millions)
Impairment charges	$35.6	$0.4	$35.2
Severance and related benefit costs	32.0	2.6	29.4
Exit costs	2.1	1.7	0.4

Total	$69.7	$4.7	$65.0

The following discussion explains the major impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above. See Note 12 – Impairment and Restructuring for further details by segment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Selling and Administrative Cost Reductions
In March 2009, the Company announced the realignment of its organization to improve efficiency and reduce costs as a result of the economic downturn. The Company had targeted pretax savings of approximately $30 million to $40 million in annual selling and administrative costs. In April 2009, in light of the Company’s revised forecast indicating significantly reduced sales and earnings for the year, the Company expanded the target to approximately $80 million. The implementation of these savings began in the first quarter of 2009 and is expected to be substantially completed by the end of the fourth quarter of 2009, with full-year savings expected to be achieved in 2010. As the Company streamlines its operating structure, it expects to cut up to 400 sales and administrative associate positions in 2009, incurring severance costs of approximately $15 million to $20 million. During the second quarter and first six months of 2009, the Company recorded $9.0 million and $11.3 million, respectively, of severance and related benefit costs related to this initiative to eliminate approximately 270 associates. Of the $9.0 million charge for the second quarter of 2009, $4.6 million related to the Mobile Industries segment, $1.8 million related to the Process Industries segment, $0.8 million related to the Aerospace and Defense segment, $1.1 million related to the Steel segment and $0.7 million related to Corporate. Of the $11.3 million charge for the first six months of 2009, $5.1 million related to the Mobile Industries segment, $2.0 million related to the Process Industries segment, $0.8 million related to the Aerospace and Defense segment, $1.5 million related to the Steel segment and $1.9 million related to Corporate.
Manufacturing Workforce Reductions
During the second quarter and first six months of 2009, the Company recorded $11.8 million and $19.2 million, respectively, in severance and related benefit costs, including a curtailment of pension benefits of $1.6 million for the first six months of 2009, to eliminate approximately 1,900 associates to properly align its business as a result of the current downturn in the economy and expected market demand. Of the $11.8 million charge, $7.6 million related to the Mobile Industries segment, $1.8 million related to the Process Industries segment, $0.7 million related to the Aerospace and Defense segment and $1.7 million related to the Steel segment. Of the $19.2 million charge, $14.2 million related to the Mobile Industries segment, $2.6 million related to the Process Industries segment, $0.7 million related to the Aerospace and Defense segment and $1.7 million related to the Steel segment.
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
Torrington Campus
On July 20, 2009, the Company sold the remaining portion of its Torrington, Connecticut office complex. In anticipation of the loss that the Company expected to record upon completion of the sale of the office complex, the Company recorded an impairment of $6.4 million during the second quarter of 2009. The Company had previously classified $4.4 million of the assets as assets held for sale.
Mobile Industries
In March 2007, the Company announced the planned closure of its manufacturing facility in Sao Paulo, Brazil. The closure of this manufacturing facility was subsequently delayed to serve higher customer demand. However, with the current downturn in the economy, the Company believes it will close this facility before the end of 2010. This closure is targeted to deliver annual pretax savings of approximately $5 million, with expected pretax costs of approximately $25 million to $30 million, which includes restructuring costs and rationalization costs recorded in cost of products sold and selling, administrative and general expenses. Due to the delay in the closure of this manufacturing facility, the Company expects to realize the $5 million of annual pretax savings before the end of 2010, once this facility closes. Mobile Industries has incurred cumulative pretax costs of approximately $20.0 million as of June 30, 2009 related to this closure. During the second quarter and first six months of 2009, the Company recorded $0.6 million and $1.2 million, respectively, of severance and related benefit costs and exit cost of $0.8 million associated with the planned closure of the Company’s Sao Paulo, Brazil manufacturing facility. During the first six months of 2008, the Company recorded $1.0 million of severance and related benefit costs associated with the planned closure of the Company’s Sao Paulo, Brazil manufacturing facility.
In addition to the above charges, the Company recorded impairment charges of $0.6 million during the second quarter of 2009 related to an impairment of fixed assets at its facility in Canada as a result of the carrying value of these assets exceeding expected future cash flows. The Company also recorded impairment charges of $0.9 million during the first quarter of 2009 related to an impairment of fixed assets at two of its facilities in France as a result of the carrying value of these assets exceeding expected future cash flows. During the first quarter of 2008, the Company recorded an impairment charge of $0.3 million related to an impairment of fixed assets at its facility in Spain as a result of the carrying value of these assets exceeding expected future cash flows due to the then-anticipated sale of this facility.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Process Industries
In May 2004, the Company announced plans to rationalize its three bearing plants in Canton, Ohio within the Process Industries segment. This rationalization initiative is expected to deliver annual pretax savings of approximately $20 million through streamlining operations and workforce reductions, with pretax costs of approximately $100 million to $110 million (including pretax cash costs of approximately $45 million to $50 million), by the end of 2009.
The Company recorded impairment charges of $24.7 million and exit costs of $0.7 million during the second quarter of 2009 related to Process Industries’ rationalization plans. During the first six months of 2009, the Company recorded impairment charges of $27.7 million and exit costs of $1.3 million. During the second quarter and first six months of 2008, the Company recorded exit costs of $1.3 million and $1.4 million as a result of Process Industries’ rationalization plans. The significant impairment charge recorded during the second quarter of 2009 is a result of the rapid deterioration of the market sectors served by one of the rationalized plants resulting in the carrying value of the fixed assets for this plant exceeding their future cash flows. The Company now expects to close this facility by the end of 2009. The Process Industries segment has incurred cumulative pretax costs of approximately $67.8 million (including approximately $25.3 million of pretax cash costs) as of June 30, 2009 for these rationalization plans, including rationalization costs recorded in cost of products sold and selling, administrative and general expenses. As of June 30, 2009, the Process Industries segment has realized approximately $15 million in annual pretax savings.
Steel
In April 2007, the Company completed the closure of its seamless steel tube manufacturing facility located in Desford, England. The Company recorded $0.4 million of exit costs during the first six months of 2008 related to this action.

Rollforward of Restructuring Accruals:

	June 30,	Dec. 31,
	2009	2008

(Dollars in millions)
Beginning balance, January 1	$18.9	$24.5
Expense	32.4	12.6
Payments	(21.1)	(18.2)

Ending balance	$30.2	$18.9

The restructuring accrual at June 30, 2009 and December 31, 2008 is included in Accounts payable and other liabilities on the Consolidated Balance Sheet. The restructuring accrual at June 30, 2009 excludes costs related to the curtailment of pension benefit plans of $1.6 million. The accrual at June 30, 2009 includes $22.9 million of severance and related benefits, with the remainder of the balance primarily representing environmental exit costs. The majority of the $22.9 million accrual relating to severance and related benefits is expected to be paid by the end of 2009.

Interest Expense and Income:

	2Q 2009	2Q 2008	$ Change	% Change

(Dollars in millions)
Interest expense	$8.5	$11.6	$(3.1)	(26.7)%
Interest income	$0.5	$1.5	$(1.0)	(66.7)%

	YTD 2009	YTD 2008	$ Change	% Change

(Dollars in millions)
Interest expense	$17.0	$22.6	$(5.6)	(24.8)%
Interest income	$0.9	$2.9	$(2.0)	(69.0)%

Interest expense for the second quarter and first six months of 2009 decreased compared to the second quarter and first six months of 2008, primarily due to lower average debt outstanding. Interest income for the second quarter and first six months of 2009 decreased compared to the same periods in the prior year primarily due to lower interest rates on invested cash balances.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other Income and Expense:

	2Q 2009	2Q 2008	$ Change	% Change

(Dollars in millions)
Gain on divestitures of non-strategic assets	$-	$0.2	$(0.2)	(100.0)%
Gain (loss) on dissolution of subsidiaries	0.7	-	0.7	NM
Other income (expense)	(1.3)	(0.9)	(0.4)	(44.4)%

Other (expense) income, net	$(0.6)	$(0.7)	$0.1	14.3%

	YTD 2009	YTD 2008	$ Change	% Change

(Dollars in millions)
Gain on divestitures of non-strategic assets	$1.3	$20.5	$(19.2)	(93.7)%
Gain (loss) on dissolution of subsidiaries	0.7	-	0.7	NM
Other income (expense)	4.9	(5.7)	10.6	186.0%

Other income (expense), net	$6.9	$14.8	$(7.9)	(53.4)%

The gain on divestitures of non-strategic assets for the first six months of 2009 primarily related to the sale of one of the buildings at the Company’s former office complex located in Torrington, Connecticut. The gain on divestitures of non-strategic assets for the first six months of 2008 primarily related to the sale of the Company’s former seamless steel tube manufacturing facility located in Desford, England. In February 2008, the Company completed the sale of this facility, resulting in a pretax gain of approximately $20.4 million.
For the second quarter of 2009, other (expense) income, net primarily consisted of $1.4 million of losses on the disposal of fixed assets. For the second quarter of 2008, other (expense) income, net primarily consisted of $1.5 million of losses on the disposal of fixed assets and $1.4 million of donations, partially offset by gains on equity investments of $1.5 million. For the first six months of 2009, other income (expense), net primarily consisted of $6.9 million of foreign currency exchange gains and $0.7 million of royalty income, partially offset by $2.7 million of losses on the disposal of fixed assets and $1.3 million of losses from equity investments. For the first six months of 2008, other (expense) income, net primarily consisted of $4.4 million of losses on the disposal of fixed assets, $1.8 million of donations and $1.6 million of foreign currency exchange losses, partially offset by gains on equity investments of $1.3 million.

Income Tax Expense:

	2Q 2009	2Q 2008	$ Change	Change

(Dollars in millions)
Income tax (benefit) expense	$(23.0)	$44.6	$(67.6)	(151.6)%
Effective tax rate	26.5%	33.1%	-	(660)	bps

	YTD 2009	YTD 2008	$ Change	Change

(Dollars in millions)
Income tax (benefit) expense	$(20.2)	$95.8	$(116.0)	(121.1)%
Effective tax rate	22.7%	35.3%	-	(1,260)	bps

The decrease in the effective tax rate in the second quarter and first six months of 2009, compared to the same periods in 2008, was primarily due to increased losses at certain foreign subsidiaries where no tax benefit could be recorded.
The effective tax rates on the pretax losses for the second quarter and first six months of 2009 were lower than the U.S. federal statutory tax rate primarily due to losses at certain foreign subsidiaries where no tax benefit could be recorded and an unfavorable discrete tax adjustment related to the reversal of a benefit claimed on a prior year income tax return. These decreases were partially offset by the earnings in certain foreign jurisdictions where the effective tax rate is less than 35% and the net effect of other U.S. tax items. For the full year of 2009, the Company expects its effective tax rate to be in the range of 25% to 30%.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Income (Loss) Attributable to Noncontrolling Interest:
	2Q 2009	2Q 2008	$ Change	% Change
(Dollars in millions)
Net income (loss) attributable to noncontrolling interest	$0.6	$1.0	$(0.4)	(40.0)%

	YTD 2009	YTD 2008	$ Change	% Change
(Dollars in millions)
Net income (loss) attributable to noncontrolling interest	$(5.3)	$1.9	$(7.2)	NM

On January 1, 2009, the Company implemented Statement of Financial Accounting Standards No. 160 (SFAS No. 160), “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 establishes requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) to be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. In addition, SFAS No. 160 requires that net income (loss) attributable to parties other than the Company be separately reported on the Consolidated Statement of Income. In the second quarter of 2009, the net income (loss) attributable to noncontrolling interest decreased $0.4 million, compared to the second quarter of 2008, as a result of lower volume for subsidiaries in which the Company holds less than 100% ownership. For the first six months of 2009, the net income (loss) attributable to noncontrolling interest was a loss of $5.3 million, compared to income of $1.9 million for the first six months of 2008. In the first quarter of 2009, net income (loss) attributable to noncontrolling interest increased by $6.1 million due to a correction of an error related to the $48.8 million goodwill impairment loss the Company recorded in the fourth quarter of 2008 for the Mobile Industries segment. In recording the goodwill impairment loss in the fourth quarter of 2008, the Company did not fully recognize that a portion of the goodwill impairment loss related to two separate subsidiaries in which the Company holds less than 100% ownership. As a result, the Company’s 2008 financial statements were understated by $6.1 million and the Company’s first quarter 2009 financial statements were overstated by $6.1 million. Management concluded the effect of the first quarter adjustment was immaterial to the Company’s 2008 and first quarter 2009 financial statements, as well as the projected full-year 2009 financial statements.
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

Mobile Industries Segment:
	2Q 2009	2Q 2008	$ Change	Change
(Dollars in millions)
Net sales, including intersegment sales	$365.7	$628.2	$(262.5)	(41.8)%
Adjusted EBIT (loss)	$(36.4)	$14.0	$(50.4)	NM
Adjusted EBIT (loss) margin	(10.0)%	2.2%	-	(1,220)	bps

	YTD 2009	YTD 2008	$ Change	Change
(Dollars in millions)
Net sales, including intersegment sales	$738.6	$1,263.5	$(524.9)	(41.5)%
Adjusted EBIT (loss)	$(61.3)	$44.5	$(105.8)	NM
Adjusted EBIT (loss) margin	(8.3)%	3.5%	-	(1,180)	bps

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

	2Q 2009	2Q 2008	$ Change	Change
(Dollars in millions)
Net sales, including intersegment sales	$365.7	$628.2	$(262.5)	(41.8)%
Currency	(36.8)	-	(36.8)	NM

Net sales, excluding the impact of currency	$402.5	$628.2	$(225.7)	(35.9)%

	YTD 2009	YTD 2008	$ Change	Change
(Dollars in millions)
Net sales, including intersegment sales	$738.6	$1,263.5	$(524.9)	(41.5)%
Currency	(85.2)	-	(85.2)	NM

Net sales, excluding the impact of currency	$823.8	$1,263.5	$(439.7)	(34.8)%

The Mobile Industries segment’s net sales, excluding the effects of currency-rate changes, decreased 35.9% for the second quarter of 2009, compared to the second quarter of 2008, primarily due to lower volume of approximately $245 million, partially offset by improved pricing and favorable sales mix of approximately $25 million. The lower volume was seen across all market sectors, led by a 41% decline in light vehicle demand, a 62% decline in heavy truck demand and a 50% decline in global off-highway demand. Adjusted EBIT was lower in the second quarter of 2009 compared to the second quarter of 2008, primarily due to the impact of underutilization of manufacturing capacity of approximately $70 million and the impact of lower demand of $50 million, partially offset by improved pricing and favorable sales mix of approximately $25 million, lower selling, administrative and general expenses of $25 million and lower logistics costs of approximately $15 million. The lower selling, administrative and general expenses reflect actions taken by management to align business activities with market conditions.
The Mobile Industries segment’s net sales, excluding the effects of currency-rate changes, decreased 34.8% for the first six months of 2009, compared to the first six months of 2008, primarily due to lower volume of approximately $485 million, partially offset by improved pricing and favorable sales mix of approximately $50 million. The lower volume was seen across all market sectors, led by a 43% decline in light vehicle demand, a 61% decline in heavy truck demand and a 41% decline in off-highway demand. Adjusted EBIT was lower in the first six months of 2009 compared to the first six months of 2008, primarily due to the impact of underutilization of manufacturing capacity of approximately $140 million and the impact of lower demand of $95 million, partially offset by improved pricing and favorable sales mix of approximately $50 million, lower selling, administrative and general expenses of $50 million and lower logistics costs of approximately $30 million.
The Mobile Industries segment’s sales are expected to decrease approximately 30% to 35% in the second half of 2009, compared to the second half of 2008, as demand is expected to be down across all of the Mobile Industries’ market sectors. These decreases are expected to be partially offset by improved pricing. The Company believes it will be able to continue to obtain year-over-year price improvements based on recent experience. The Company expects to see improvements from its automotive distribution channel during the latter part of 2009, compared to the first half of 2009. In addition, adjusted EBIT for the Mobile Industries segment is expected to decrease during the remaining six months of 2009, compared to the same period of the prior year, as lower demand is partially offset by improved pricing and lower selling, administrative and general expenses. In reaction to the current and anticipated lower demand, the Mobile Industries segment reduced total employment levels by approximately 2,500 positions during the first half of 2009. The Company expects to continue to take actions in the Mobile Industries segment to properly align its business with market demand.

Process Industries Segment:
	2Q 2009	2Q 2008	$ Change	Change
(Dollars in millions)
Net sales, including intersegment sales	$221.7	$328.4	$(106.7)	(32.5)%
Adjusted EBIT	$37.6	$62.8	$(25.2)	(40.1)%
Adjusted EBIT margin	17.0%	19.1%	-	(210)	bps

	YTD 2009	YTD 2008	$ Change	Change
(Dollars in millions)
Net sales, including intersegment sales	$464.9	$641.0	$(176.1)	(27.5)%
Adjusted EBIT	$84.6	$121.8	$(37.2)	(30.5)%
Adjusted EBIT margin	18.2%	19.0%	-	(80)	bps

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

	2Q 2009	2Q 2008	$ Change	Change
(Dollars in millions)
Net sales, including intersegment sales	$221.7	$328.4	$(106.7)	(32.5)%
Currency	(17.5)	-	(17.5)	NM

Net sales, excluding the impact of currency	$239.2	$328.4	$(89.2)	(27.2)%

	YTD 2009	YTD 2008	$ Change	Change
(Dollars in millions)
Net sales, including intersegment sales	$464.9	$641.0	$(176.1)	(27.5)%
Currency	(39.7)	-	(39.7)	NM

Net sales, excluding the impact of currency	$504.6	$641.0	$(136.4)	(21.3)%

The Process Industries segment’s net sales, excluding the effects of currency-rate changes, decreased 27.2% in the second quarter of 2009, compared to the same period in the prior year, primarily due to lower volume of approximately $120 million, partially offset by improved pricing and favorable sales mix of approximately $30 million. The lower volume was seen across most market sectors, led by a 35% decline in global metals and mining markets, a 32% decline in global wind energy demand and a 50% decline in gear drive demand. In addition, the Company’s industrial distribution channel has experienced a 32% decline in demand. Adjusted EBIT was lower in the second quarter of 2009 compared to the second quarter of 2008, primarily due to the impact of lower volumes of approximately $60 million, partially offset by improved pricing and favorable sales mix of approximately $30 million.
The Process Industries segment’s net sales, excluding the effects of currency-rate changes, decreased 21.3% in the first six months of 2009, compared to the same period in the prior year, primarily due to lower volume of approximately $200 million, partially offset by improved pricing and favorable sales mix of approximately $60 million. The lower volume was seen across most market sectors, led by a 28% decline in global metals and mining markets, a 34% decline in global wind energy demand and a 30% decline in gear drive demand. In addition, the Company’s industrial distribution channel has experienced a 30% decline in demand. Adjusted EBIT was lower in the first six months of 2009 compared to the first six months of 2008, primarily due to the impact of lower volumes of approximately $100 million, partially offset by improved pricing and favorable sales mix of approximately $60 million. The Company expects lower Process Industries segment sales and adjusted EBIT for the remainder of 2009, compared to the second half of 2008, due to significantly reduced demand across most Process Industries’ market sectors. In reaction to the current and anticipated lower demand, the Process Industries segment reduced total employment levels by approximately 1,300 positions during the first half of 2009. The Process Industries segment’s sales are expected to decrease approximately 30% to 35% for the remainder of 2009 as compared to 2008 second half levels. The Company expects to continue to take actions in the Process Industries segment to properly align its business with market demand.

Aerospace and Defense Segment:
	2Q 2009	2Q 2008	$ Change	Change
(Dollars in millions)
Net sales, including intersegment sales	$113.2	$105.7	$7.5	7.1%
Adjusted EBIT	$19.5	$12.1	$7.4	61.2%
Adjusted EBIT margin	17.2%	11.4%	-	580	bps

	YTD 2009	YTD 2008	$ Change	Change
(Dollars in millions)
Net sales, including intersegment sales	$225.8	$207.8	$18.0	8.7%
Adjusted EBIT	$38.1	$19.3	$18.8	97.4%
Adjusted EBIT margin	16.9%	9.3%	-	760	bps

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

	2Q 2009	2Q 2008	$ Change	Change
(Dollars in millions)
Net sales, including intersegment sales	$113.2	$105.7	$7.5	7.1%
Acquisitions	2.7	-	2.7	NM
Currency	(2.0)	-	(2.0)	NM

Net sales, excluding the impact of acquisitions and currency	$112.5	$105.7	$6.8	6.4%

	YTD 2009	YTD 2008	$ Change	Change
(Dollars in millions)
Net sales, including intersegment sales	$225.8	$207.8	$18.0	8.7%
Acquisitions	5.8	-	5.8	NM
Currency	(4.4)	-	(4.4)	NM

Net sales, excluding the impact of acquisitions and currency	$224.4	$207.8	$16.6	8.0%

The Aerospace and Defense segment’s net sales, excluding the impact of acquisitions and currency-rate changes, increased 6.4% in the second quarter of 2009, compared to the second quarter of 2008, as a result of improved pricing and favorable sales mix of approximately $7 million. Profitability for the second quarter of 2009, compared to the second quarter of 2008, improved primarily due to leveraging these increases in sales with structural profitability improvements.
The Aerospace and Defense segment’s net sales, excluding the impact of acquisitions and currency-rate changes, increased 8.0% in the first six months of 2009, compared to the first six months of 2008, as a result of improved pricing and favorable sales mix of approximately $14 million. Profitability for the first six months of 2009, compared to the first six months of 2008, improved primarily due to leveraging these increases in sales with improved manufacturing performance. The Company expects the Aerospace and Defense segment to see a modest increase in sales for the full year of 2009, compared to 2008, as a result of the continued integration of the acquisition of The Purdy Corporation, acquired in October 2007, which has a strong defense oriented profile, and the benefits from the inclusion of a full year of sales from the EXTEX acquisition. The Aerospace and Defense segment’s adjusted EBIT is expected to improve slightly in 2009, leveraging improved manufacturing performance and the integration of acquisitions. The Aerospace and Defense segment has reduced employment by approximately 190 associates during the first half of 2009 as a result of profitability improvement initiatives.

Steel Segment:
	2Q 2009	2Q 2008	$ Change	Change
(Dollars in millions)
Net sales, including intersegment sales	$134.8	$518.9	$(384.1)	(74.0)%
Adjusted EBIT	$(32.9)	$80.3	$(113.2)	(141.0)%
Adjusted EBIT margin	-24.4%	15.5%	-	(3,990)	bps

	YTD 2009	YTD 2008	$ Change	Change
(Dollars in millions)
Net sales, including intersegment sales	$383.4	$943.9	$(560.5)	(59.4)%
Adjusted EBIT	$(40.2)	$133.7	$(173.9)	(130.1)%
Adjusted EBIT margin	-10.5%	14.2%	-	(2,470)	bps

The presentation below reconciles the changes in net sales of the Steel segment operations reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions made in 2008 and currency exchange rates. The effects of acquisitions and currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period. During the first quarter of 2008, the Company completed the acquisition of the assets of BSI. Acquisitions in the current year represent the increase in sales, year over year, for only the first quarter period for this acquisition. The year 2008 represents the base year for which the effects of currency are measured; as such, currency is assumed to be zero for 2008.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

	2Q 2009	2Q 2008	$ Change	Change
(Dollars in millions)
Net sales, including intersegment sales	$134.8	$518.9	$(384.1)	(74.0)%
Acquisitions	-	-	-	NM
Currency	(1.8)	-	(1.8)	NM

Net sales, excluding the impact of acquisitions and currency	$136.6	$518.9	$(382.3)	(73.7)%

	YTD 2009	YTD 2008	$ Change	Change
(Dollars in millions)
Net sales, including intersegment sales	$383.4	$943.9	$(560.5)	(59.4)%
Acquisitions	7.5	-	7.5	NM
Currency	(3.6)	-	(3.6)	NM

Net sales, excluding the impact of acquisitions and currency	$379.5	$943.9	$(564.4)	(59.8)%

The Steel segment’s net sales for the second quarter of 2009, excluding the effect of acquisitions and currency-rate changes, decreased 73.7% compared to the second quarter of 2008 primarily due to lower volume of approximately $215 million across all market sectors and lower surcharges in the second quarter of 2009, compared to the second quarter of 2008. Surcharges decreased to $10.9 million in the second quarter of 2009 from $185.8 million in the second quarter of 2008. Surcharges are a pricing mechanism that the Company uses to recover scrap steel, energy and certain alloy costs, which are derived from published monthly indices. The average scrap index for the second quarter of 2009 was $199 per ton compared to $689 per ton for the second quarter of 2008. Steel shipments for the second quarter of 2009 were 109,816 tons, compared to 323,312 tons for the second quarter of 2008, a decrease of 66.0%. The Steel segment’s average selling price, including surcharges, was $1,194 per ton for the second quarter of 2009, compared to an average selling price of $1,605 per ton for the second quarter of 2008. The decrease in the average selling prices was primarily the result of lower surcharges. The lower surcharges were the result of lower prices for certain input raw materials, especially scrap steel, natural gas, molybdenum and nickel.
The Steel segment’s adjusted EBIT decreased $113.2 million in the second quarter of 2009, compared to the second quarter of 2008, primarily due to lower surcharges of $175 million, the impact of lower sales volume of approximately $100 million and the impact of the underutilization of capacity of approximately $35 million, partially offset by lower raw material costs of approximately $150 million and lower LIFO charges of $33 million. In the second quarter of 2009, the Steel segment recognized LIFO income of $4 million, compared to LIFO expense of $29 million in the second quarter of 2008. Raw material costs consumed in the manufacturing process, including scrap steel, alloys and energy, decreased 54% in the second quarter of 2009 compared to the same period in the prior year to an average cost of $281 per ton.
The Steel segment’s net sales for the first six months of 2009, excluding the effect of acquisitions and currency-rate changes, decreased 59.8% compared to the first six months of 2008 primarily due to lower volume of approximately $315 million across all market sectors and lower surcharges in the first six months of 2009, compared to the first six months of 2008. Surcharges decreased to $47.7 million in the first six months of 2009 from $302.3 million in the first six months of 2008. The average scrap index for the first six months of 2009 was $209 per ton compared to $543 per ton for the first six months of 2008. Steel shipments for the first half of 2009 were 312,105 tons, compared to 638,241 tons for the first half of 2008, a decrease of 51%. The Steel segment’s average selling price, including surcharges, was $1,217 per ton for the first six months of 2009, compared to an average selling price of $1,479 per ton for the first six months of 2008. The decrease in the average selling prices was primarily the result of lower surcharges. The lower surcharges were the result of lower prices for certain input raw materials, especially scrap steel, molybdenum and nickel.
The Steel segment’s adjusted EBIT decreased $173.9 million in the first six months of 2009, compared to the first six months of 2008, primarily due to lower surcharges of $255 million, the impact of lower sales volume of approximately $130 million and the impact of the underutilization of capacity of approximately $65 million, partially offset by lower raw material costs of approximately $200 million and lower LIFO charges of $61 million. In the first half of 2009, the Steel segment recognized LIFO income of $16 million, compared to LIFO expense of $45 million in the first half of 2008. Raw material costs consumed in the manufacturing process, including scrap steel, alloys and energy, decreased 43% in the first six months of 2009 compared to the first six months in the prior year to an average cost of $307 per ton.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The Company expects the Steel segment to see a 60% to 70% decrease in sales for the remainder of 2009, compared to the second half of 2008, due to lower volume and lower average selling prices. The lower average selling prices are driven by lower surcharges as scrap steel and alloy costs have fallen substantially from historically high levels in 2008. The Company also expects lower demand across most markets, primarily driven by a 65% decline in energy markets and a 50% decline in industrial markets. The Company expects the Steel segment’s adjusted EBIT to be significantly lower in 2009 primarily due to the lower average selling prices, partially offset by lower raw material costs and related LIFO. Scrap, alloy and energy costs are expected to increase in the near term from current levels as global industrial production improves and then levels off. As a result of lower projected year-end 2009 scrap costs and other raw material costs, compared to year-end 2008, as well as lower quantities, the Steel segment expects to recognize approximately $32 million in LIFO income for 2009. In light of the current market demands, the Steel segment reduced total employment levels by approximately 550 positions during the first six months of 2009. The Company will continue to take actions in the Steel segment to properly align its business with market demand.

Corporate Expense:
	2Q 2009	2Q 2008	$ Change	Change
(Dollars in millions)
Corporate Expense	$13.2	$19.3	$(6.1)	(31.6)%
Corporate expense % to net sales	1.6%	1.3%	-	30	bps

	YTD 2009	YTD 2008	$ Change	Change
(Dollars in millions)
Corporate Expense	$25.5	$35.7	$(10.2)	(28.6)%
Corporate expense % to net sales	1.4%	1.2%	-	20	bps

Corporate expenses decreased for the second quarter and first six months of 2009, compared to the second quarter and first six months of 2008, as a result of lower performance-based compensation and restructuring initiatives.
The Balance Sheet
Total assets as shown on the Consolidated Balance Sheet at June 30, 2009 decreased by $313.9 million from December 31, 2008. This decrease was primarily due to lower working capital as a result of lower volumes and lower capital expenditures in 2009, partially offset by the impact of foreign currency translation.

Current Assets:
	June 30,	Dec. 31,
	2009	2008	$ Change	% Change
(Dollars in millions)
Cash and cash equivalents	$277.1	$133.4	$143.7	107.7%
Accounts receivable, net	465.1	609.4	(144.3)	(23.7)%
Inventories, net	930.1	1,145.7	(215.6)	(18.8)%
Deferred income taxes	84.8	83.4	1.4	1.7%
Deferred charges and prepaid expenses	15.8	11.1	4.7	42.3%
Other current assets	45.9	50.5	(4.6)	(9.1)%

Total current assets	$1,818.8	$2,033.5	$(214.7)	(10.6)%

Refer to the Consolidated Statement of Cash Flows for a discussion of the increase in cash and cash equivalents. Accounts receivable, net decreased as a result of the lower sales in the second quarter of 2009, as compared to the fourth quarter of 2008. The decrease in inventories was primarily due to lower volume and the Company’s concerted effort to decrease inventory levels and lower raw material costs, partially offset by the impact of foreign currency translation. Other current assets decreased primarily due to the reduction of assets held for sale as a result of the sale of portions of the Torrington campus, partially offset by the current year income taxes receivable.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Property, Plant and Equipment – Net:

	June 30,	Dec. 31,
	2009	2008	$ Change	% Change

(Dollars in millions)
Property, plant and equipment	$4,066.7	$4,029.4	$37.3	0.9%
Less: allowances for depreciation	(2,413.5)	(2,285.5)	(128.0)	5.6%

Property, plant and equipment - net	$1,653.2	$1,743.9	$(90.7)	(5.2)%

The decrease in property, plant and equipment – net in the first half of 2009 was primarily due to current-year depreciation expense exceeding capital expenditures. In addition, the impact of asset impairments also reduced property, plant and equipment – net in the first half of 2009.
Other Assets:

	June 30,	Dec. 31,
	2009	2008	$ Change	% Change

(Dollars in millions)
Goodwill	$229.7	$230.0	$(0.3)	(0.1)%
Other intangible assets	166.3	173.7	(7.4)	(4.3)%
Deferred income taxes	312.8	315.0	(2.2)	(0.7)%
Other non-current assets	41.4	40.0	1.4	3.5%

Total other assets	$750.2	$758.7	$(8.5)	(1.1)%

The decrease in other intangible assets was primarily due to amortization expense recognized during the first six months of 2009.
Current Liabilities:

	June 30,	Dec. 31,
	2009	2008	$ Change	% Change

(Dollars in millions)
Short-term debt	$68.4	$91.5	$(23.1)	(25.2)%
Accounts payable and other liabilities	316.3	443.4	(127.1)	(28.7)%
Salaries, wages and benefits	146.6	218.7	(72.1)	(33.0)%
Income taxes payable	-	22.5	(22.5)	(100.0)%
Deferred income taxes	5.2	5.1	0.1	2.0%
Current portion of long-term debt	269.3	17.1	252.2	NM

Total current liabilities	$805.8	$798.3	$7.5	0.9%

The decrease in short-term debt was primarily due to decreased net borrowings by the Company’s foreign subsidiaries under lines of credit due to lower working capital requirements. The decrease in accounts payable and other liabilities was primarily due to lower volumes. The decrease in accrued salaries, wages and benefits was the result of the payout of 2008 performance-based compensation in the first quarter of 2009 and no accrued performance-based compensation for 2009. The decrease in income taxes payable was primarily due to income tax payments during the first half of 2009 and the benefit recognized on the current pretax loss. The resulting receivable balance in income taxes payable was reclassified to Other current assets as of June 30, 2009. The increase in the current portion of long-term debt was primarily due to the reclassification of the Company’s $250 million fixed-rate unsecured notes, which mature in February 2010, from non-current liabilities to current liabilities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Non-Current Liabilities:

	June 30,	Dec. 31,
	2009	2008	$ Change	% Change

(Dollars in millions)
Long-term debt	$254.9	$515.3	$(260.4)	(50.5)%
Accrued pension cost	844.3	844.0	0.3	0.0%
Accrued postretirement benefits cost	609.0	613.0	(4.0)	(0.7)%
Deferred income taxes	9.9	10.4	(0.5)	(4.8)%
Other non-current liabilities	97.1	92.0	5.1	5.5%

Total non-current liabilities	$1,815.2	$2,074.7	$(259.5)	(12.5)%

The decrease in long-term debt was primarily due to the reclassification of the Company’s $250 million fixed-rate unsecured notes, which mature in February 2010, to current liabilities.
Equity:

	June 30,	Dec. 31,
	2009	2008	$ Change	% Change

(Dollars in millions)
Common stock	$888.6	$891.4	$(2.8)	(0.3)%
Earnings invested in the business	1,490.3	1,580.1	(89.8)	(5.7)%
Accumulated other comprehensive loss	(791.2)	(819.6)	28.4	(3.5)%
Treasury shares	(4.2)	(11.6)	7.4	(63.8)%
Noncontrolling interest	17.7	22.8	(5.1)	22.4%

Total equity	$1,601.2	$1,663.1	$(61.9)	(3.7)%

Earnings invested in the business decreased in the first half of 2009 by a net loss of $63.6 million and dividends declared of $26.1 million. The decrease in accumulated other comprehensive loss was primarily due to the positive impact of foreign currency translation, partially offset by the recognition of prior-year service costs and actuarial losses for defined benefit pension and postretirement benefit plans. The increase in the foreign currency translation adjustment of $22.5 million was due to the weakening of the U.S. dollar relative to other currencies, such as the Brazilian real, the British pound, the South African rand, the Czech Republic koruna and the Euro. See “Foreign Currency” for further discussion regarding the impact of foreign currency translation. Treasury shares decreased in the first half of 2009 as a result of Company utilizing these shares for the Company’s stock compensation plans. Noncontrolling interest decreased in the first half of 2009 primarily due to net losses attributable to noncontrolling interest.
Cash Flows:

	Six Months Ended
	June 30,
	2009	2008	$ Change

(Dollars in millions)
Net cash provided by operating activities	$253.4	$90.7	$162.7
Net cash used by investing activities	(49.2)	(156.2)	107.0
Net cash (used) provided by financing activities	(68.5)	110.2	(178.7)
Effect of exchange rate changes on cash	8.0	5.9	2.1

Increase in cash and cash equivalents	$143.7	$50.6	$93.1

Net cash provided by operating activities increased from $90.7 million for the first six months of 2008 to $253.4 million for the first six months of 2009 as the result of higher cash provided by working capital items, particularly inventories and accounts receivable, partially offset by lower net income adjusted for impairment charges. Inventories provided cash of $228.0 million in the first six months of 2009 after using cash of $122.1 million in the first six months of 2008. Accounts receivable provided cash of $148.1 million in the first six months of 2009 after using cash of $132.8 million in the first six months of 2008. Inventories and accounts receivable provided cash in the first half of 2009 primarily due to lower volumes and the Company’s concerted effort to improve working capital. Accounts payable and accrued expenses, including income taxes, were a use of cash of $231.1 million for the first six months of 2009 after providing cash of $52.1 million for the first six months of 2008. Net income, adjusted for impairment charges, decreased $201.8 million in the first half of 2009, compared to the first half of 2008.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The net cash used by investing activities of $49.2 million for the first six months of 2009 decreased from the same period in 2008 primarily due to lower capital expenditures in the current year and lower acquisition activity, partially offset by lower proceeds from disposals of property, plant and equipment. Capital expenditures decreased $72.8 million in the first six months of 2009, compared to the first six months of 2008. The Company expects to decrease capital expenditures by approximately 50% in 2009, compared to 2008 levels, in response to the current economic downturn. Cash used for acquisitions decreased $56.6 million in 2009, compared to the same period in 2008, primarily due to the acquisition of the assets of BSI in 2008. Proceeds from the disposal of property, plant and equipment decreased $25.9 million primarily due to the sale of the Company’s former seamless steel tube manufacturing facility located in Desford, England for approximately $28.0 million during the first quarter of 2008.
The net cash flows from financing activities used cash of $68.5 million in the first half of 2009 after providing cash of $110.1 million in the first half of 2008, as a result of the Company decreasing its net borrowings by $169.5 million in light of cash provided from operations during the first six months of 2009 and lower acquisition activity, as well as lower capital expenditures. In addition, net proceeds from common share activity decreased $15.7 million for the first six months of 2009 compared to the first six months of 2008 as a result of fewer exercises of the Company’s outstanding stock options, partially offset by lower cash dividends paid to shareholders of $6.6 million in the first six months of 2009, compared to the first six months of 2008, as a result of the Company cutting its quarterly dividend beginning in the second quarter of 2009.
Liquidity and Capital Resources
Total debt was $592.6 million at June 30, 2009, compared to $623.9 million at December 31, 2008. Net debt was $315.5 million at June 30, 2009, compared to $490.5 million at December 31, 2008. The net debt to capital ratio was 16.5% at June 30, 2009, compared to 22.8% at December 31, 2008.
Reconciliation of total debt to net debt and the ratio of net debt to capital:

Net Debt:

	June 30,	Dec. 31,
	2009	2008

(Dollars in millions)
Short-term debt	$68.4	$91.5
Current portion of long-term debt	269.3	17.1
Long-term debt	254.9	515.3

Total debt	592.6	623.9
Less: cash and cash equivalents	(277.1)	(133.4)

Net debt	$315.5	$490.5

Ratio of Net Debt to Capital:

	June 30,	Dec. 31,
	2009	2008

(Dollars in millions)
Net debt	$315.5	$490.5
Shareholders’ equity	1,601.2	1,663.1

Net debt + shareholders’ equity (capital)	$1,916.7	$2,153.6

Ratio of net debt to capital	16.5%	22.8%

The Company presents net debt because it believes net debt is more representative of the Company’s financial position.
At June 30, 2009, the Company had no outstanding borrowings under the Company’s Asset Securitization, which provides for borrowings up to $175 million, subject to certain borrowing base limitations, and is secured by certain domestic trade receivables of the Company. As of June 30, 2009, although the Company had no outstanding borrowings under the Asset Securitization, certain borrowing base limitations reduced the availability under the Asset Securitization to $75.4 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
At June 30, 2009, the Company had no outstanding borrowings under its then existing $500 million Amended and Restated Credit Agreement (former Senior Credit Facility) but had letters of credit outstanding totaling $39.2 million, which reduced the availability under the former Senior Credit Facility to $460.8 million. Under the former Senior Credit Facility, the Company had two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At June 30, 2009, the Company was in full compliance with the covenants under the former Senior Credit Facility and its other debt agreements. The maximum consolidated leverage ratio permitted under the former Senior Credit Facility was 3.0 to 1.0. At of June 30, 2009, the Company’s consolidated leverage ratio was 1.48 to 1.0. The minimum consolidated interest coverage ratio permitted under the former Senior Credit Facility was 2.0 to 1.0. As of June 30, 2009, the Company’s consolidated interest coverage ratio was 7.12 to 1.0. Were the Company to have borrowed the remaining balances available under both the Senior Credit Facility and the Company’s Asset Securitization, the Company would still have been in full compliance with the covenants under the former Senior Credit Facility and its other debt agreements as of June 30, 2009. Refer to Note 7 – Financing Arrangements for further discussion.
On July 10, 2009, the Company entered into a new $500 million Amended and Restated Credit Agreement (new Senior Credit Facility). This new Senior Credit Facility replaces the former Senior Credit Facility, which was due to expire on June 30, 2010. The new Senior Credit Facility matures on July 10, 2012. Under the new Senior Credit Facility, the Company has three financial covenants: a consolidated leverage ratio, a consolidated interest coverage ratio and a consolidated minimum tangible net worth test. These covenants are effective with the Company’s quarter ended September 30, 2009. The Company expects to be in compliance with these new covenants throughout the term of the new Senior Credit Facility. However, in order to remain in compliance, the Company may need to limit its borrowings under the new Senior Credit Facility or other facilities.
The interest rate under the new Senior Credit Facility is based on a spread based on grid pricing determined by the Company’s consolidated leverage ratio. In addition, the Company will pay a facility fee based on the consolidated leverage ratio times the aggregate commitments of all of the lenders under this agreement. Financing costs on the new Senior Credit Facility will be amortized over the life of the new agreement and is expected to result in approximately $2.9 million in annual interest expense.
The Company expects that any cash requirements in excess of cash generated from operating activities will be met by the committed funds available under its Asset Securitization and the new Senior Credit Facility, which totaled $536.2 million as of June 30, 2009. The Company believes it has sufficient liquidity to meet its obligations through at least the middle of 2012.
Other sources of liquidity include lines of credit for certain of the Company’s foreign subsidiaries, which provide for borrowings up to $370.8 million. The majority of these lines are uncommitted. At June 30, 2009, the Company had borrowings outstanding of $68.4 million, which reduced the availability under these facilities to $302.4 million.
In the third quarter of 2008, Moody’s Investors Service increased Timken’s corporate credit rating to “Baa3,” which is considered investment-grade, reflecting the Company’s improved financial condition. This rating is consistent with the Company’s investment-grade rating from Standard & Poor’s Ratings Services (BBB-).
The Company has $250 million of fixed-rate unsecured notes which mature in February 2010. The current credit shortage affecting the world economy may impact the availability of credit throughout 2009 and is expected to result in higher financing costs on any new note issuances. The Company plans to refinance the unsecured notes in advance of their maturities, but expects financing costs to be higher than the current notes.
The Company expects to continue to generate cash from operations due to lower working capital levels, as well as lower income taxes and reduced selling, administrative and general expenses. In addition, the Company expects to decrease capital expenditures by 50% in 2009, compared to 2008. The Company also expects to make $20 million to $25 million of pension contributions in 2009, compared to $22.1 million in 2008. The Company may make additional discretionary U.S. pension contributions before the end of 2009.
The Company may take further actions to reduce expenses and preserve liquidity beyond the actions announced to-date as it reacts to the current global economic and financial crisis. In addition, further actions may be taken to reduce expenses in order to optimize the size of the Company as a result of the economy and current and anticipated market demand. However, these actions are not expected to have a material impact on the liquidity of the Company.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Financing Obligations and Other Commitments
The Company currently expects to make cash contributions to its global defined benefit pension plans of $20 million to $25 million in 2009. However, consistent with past practice, the Company may make additional discretionary pension contributions before the end of 2009. Returns for the Company’s global defined benefit pension plan assets in 2008 were significantly below the expected rate of return assumption of 8.75 percent, due to broad declines in global equity markets. These unfavorable returns negatively impacted the funded status of the plans at the end of 2008 and are expected to result in significant pension contributions over the next several years. The decrease in global defined benefit pension assets in 2008 is expected to increase pension expense by approximately $15 million in 2009 and may significantly impact future pension expense beyond 2009. Returns for the Company’s U.S. defined benefit pension plan assets for the first half of 2009 were approximately 6.0%, primarily due to positive performance in the global equity markets.
During the first six months of 2009, the Company did not purchase any shares of its common stock as authorized under the Company’s 2006 common stock purchase plan. This plan authorizes the Company to buy, in the open market or in privately negotiated transactions, up to four million shares of common stock, which are to be held as treasury shares and used for specified purposes, up to an aggregate of $180 million. The authorization expires on December 31, 2012.
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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)). SFAS No. 141(R) provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interest and goodwill acquired in a business combination. SFAS No. 141(R) also expands required disclosures surrounding the nature and financial effects of business combinations. SFAS No. 141(R) is effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The implementation of SFAS No. 141(R), effective January 1, 2009, did not have a material impact on the Company’s results of operations and financial condition.
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
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s results of operations and financial condition.
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
Critical Accounting Policies and Estimates:
The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company reviews its critical accounting policies throughout the year. Except for the following critical accounting policies on Inventory and Goodwill, the Company has concluded that there have been no changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2008, during the six months ended June 30, 2009.
Inventory:
Inventories are valued at the lower of cost or market, with approximately 48% valued by the last-in, first-out (LIFO) method and the remaining 52% valued by the first-in, first-out (FIFO) method. The majority of the Company’s domestic inventories are valued by the LIFO method and all of the Company’s international (outside the United States) inventories are valued by the FIFO method. An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. The Company’s Steel segment recognized $16.2 million in LIFO income for the six months ended June 30, 2009, compared to LIFO expense of $45.2 million for the six months ended June 30, 2008. Based on current expectations of inventory levels and costs, the Steel segment expects to recognize approximately $32.4 million in LIFO income for the year ended December 31, 2009. The expected reduction in the LIFO reserve for 2009 is a result of lower costs, especially scrap steel costs, as well as lower quantities. A 1.0% increase in costs would reduce the current LIFO income estimate for 2009 by $1.4 million. A 1.0% increase in inventory quantities would reduce the current LIFO income estimate for 2009 by $0.5 million.
Goodwill:
The Company tests goodwill and indefinite-lived intangible assets for impairment at least annually. The Company performs its annual impairment test during the fourth quarter after the annual forecasting process is completed. Furthermore, goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Each interim period, management of the Company assesses whether or not an indicator of impairment is present that would necessitate that a goodwill impairment analysis be performed in an interim period other than during the fourth quarter.
The goodwill impairment analysis is a two-step process. Step one compares the carrying amount of the reporting unit to its estimated fair value. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, step two is performed, where the reporting unit’s carrying value of goodwill is compared to the implied fair value of goodwill. To the extent that the carrying value of goodwill exceeds the implied fair value of goodwill, impairment exists and must be recognized.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The Company reviews goodwill for impairment at the reporting unit level. The Company’s reporting units are the same as its reportable segments: Mobile Industries, Process Industries, Aerospace and Defense and Steel. The Company prepares its goodwill impairment analysis by comparing the estimated fair value of each reporting unit, using an income approach (a discounted cash flow model) as well as a market approach, with its carrying value. The income approach and the market approach are equally weighted in arriving at fair value, which the Company has applied consistently.
The discounted cash flow model requires several assumptions including future sales growth, EBIT (earnings before interest and taxes) margins and capital expenditures. The Company’s four reporting units each provide their forecast of results for the next three years. These forecasts are the basis for the information used in the discounted cash flow model. The discounted cash flow model also requires the use of a discount rate and a terminal revenue growth rate (the revenue growth rate for the period beyond the three years forecasted by the reporting units), as well as projections of future operating margins (for the period beyond the forecasted three years). During the fourth quarter of 2008, the Company used a discount rate for each of its four reporting units ranging from 11% to 12% and a terminal revenue growth rate ranging from 2% to 3%. The difference in the discount rates and terminal revenue growth rates is based on the underlying markets and risks associated with each of the Company’s reporting units.
The market approach requires several assumptions including sales multiples and EBITDA (earnings before interest, taxes, depreciation and amortization) multiples for comparable companies that operate in the same markets as the Company’s reporting units. During the fourth quarter of 2008, the Company used sales multiples for its four reporting units ranging from 0.4 to 1.0 and EBITDA multiples ranging from 3.8 to 8.0. The difference in the sales multiples and the EBITDA multiples is due to the underlying markets associated with each of the Company’s reporting units.
As a result of the goodwill impairment analysis performed during the fourth quarter of 2008, the Company recognized a goodwill impairment loss of $48.8 million for the Mobile Industries segment in its financial statements for the year ended December 31, 2008. The fair value of each of the Company’s other reporting units exceeded its carrying value. As of December 31, 2008, the Company had $230.0 million of goodwill on its Consolidated Balance Sheet, of which $167.6 million was attributable to the Aerospace and Defense segment. See Note 8 — Goodwill and Other Intangible Assets in the Form 10-K for the year ending December 31, 2008 for carrying amount of goodwill by segment. The Aerospace and Defense segment is the only reporting unit in which the fair value of the reporting unit did not exceed the carrying value of the reporting unit by more than 10%. The fair value of this reporting unit was $445.9 million compared to a carrying value of $436.2 million. A 40 basis point increase in the discount rate would have resulted in the Aerospace and Defense segment failing step one of the goodwill impairment analysis, which would have required the completion of step two of the goodwill impairment analysis to arrive at a potential goodwill impairment loss. A 450 basis point decrease in the projected cash flows would have resulted in the Aerospace and Defense segment failing step one of the goodwill impairment analysis, which would have required the completion of step two of the goodwill impairment analysis to arrive at a potential goodwill impairment loss.
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
Foreign currency exchange losses included in the Company’s operating results for the three months ended June 30, 2009 were $1.1 million, compared to a gain of $1.4 million during the three months ended June 30, 2008. Foreign currency exchange gains included in the Company’s operating results for the six months ended June 30, 2009 were $5.2 million, compared to a loss of $1.5 million during the six months ended June 30, 2008. For the three months ended June 30, 2009, the Company recorded a positive non-cash foreign currency translation adjustment of $67.1 million that increased shareholders’ equity, compared to a positive non-cash foreign currency translation adjustment of $12.5 million that increased shareholders’ equity for the three months ended June 30, 2008. For the six months ended June 30, 2009, the Company recorded a positive non-cash foreign currency translation adjustment of $22.5 million that increased shareholders’ equity, compared to a positive non-cash foreign currency translation adjustment of $41.2 million that increased shareholders’ equity in the six months ended June 30, 2008. The foreign currency translation adjustments for the three months and six months ended June 30, 2009 were positively impacted by the weakening of the U.S. dollar relative to other currencies, such as the Brazilian real, the British pound, the South African rand, the Czech Republic koruna and the Euro.
Quarterly Dividend:
On August 4, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 per share. The dividend will be paid on September 3, 2009 to shareholders of record as of August 21, 2009. This will be the 349th consecutive dividend paid on the common stock of the Company.

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
a)
continued weakness in world economic conditions, including additional adverse effects from the global economic slowdown, terrorism or hostilities. This includes, but is not limited to, political risks associated with the potential instability of governments and legal systems in countries in which the Company or its customers conduct business, and changes in currency valuations;

b)
the effects of fluctuations in customer demand on sales, product mix and prices in the industries in which the Company operates. This includes the ability of the Company to respond to the rapid changes in customer demand, the effects of customer bankruptcies or liquidations, the impact of changes in industrial business cycles and whether conditions of fair trade continue in the U.S. markets;

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

g)
changes in worldwide financial markets, including availability of financing and interest rates to the extent they affect the Company’s ability to raise capital or increase the Company’s cost of funds, including the ability to refinance its unsecured notes, have an impact on the overall performance of the Company’s pension fund investments and/or cause changes in the global economy and financial markets which affect customer demand and the ability of customers to obtain financing to purchase the Company’s products or equipment which contains the Company’s products;

h)	the Company’s ability to sucessfully complete the sale of its Needle Roller Bearings operations; and

i)
those items identified under Item 1A. Risk Factors in this document, in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and in the Annual Report on Form 10-K for the year ended December 31, 2008.

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
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 included a detailed discussion of our risk factors. The information presented below amends and updates those risk factors and should be read in conjunction with the risk factors and information disclosed in the Form 10-K and the Form 10-Q.
Continued weakness in either global economic conditions or in any of the industries in which our customers operate or sustained uncertainty in financial markets could adversely impact our revenues and profitability by reducing demand and margins.
Our results of operations may be materially affected by the conditions in the global economy generally and in global capital markets. The current global economic downturn has caused extreme volatility in the capital markets and in the end markets in which our customers operate. Our revenues may be negatively affected by continued reduced customer demand, additional changes in the product mix and negative pricing pressure in the industries in which we operate. Margins in those industries are highly sensitive to demand cycles, and our customers in those industries historically have tended to delay large capital projects, including expensive maintenance and upgrades, during economic downturns. As a result, our revenues and earnings are impacted by overall levels of industrial production.
Our results of operations may be materially affected by the conditions in the global financial markets. If an end user cannot obtain financing to purchase our products, either directly or indirectly contained in machinery or equipment, demand for our products will be reduced, which could have a material adverse effect on our financial condition and earnings.
Certain automotive industry companies are experiencing significant financial downturns. During the second quarter of 2009, both General Motors Corp. and Chrysler LLC filed for Chapter 11 bankruptcy protection in the United States. While these bankruptcies did not result in any material losses to the Company, if any other automotive industry customers become insolvent or file for bankruptcy, our ability to recover accounts receivable from that customer would be adversely affected and any payment we received during the preference period prior to a bankruptcy filing may be potentially recoverable by the bankruptcy estate. Furthermore, if certain of our automotive industry customers liquidate in bankruptcy, we may incur impairment charges relating to obsolete inventory and machinery and equipment. In addition, financial instability of certain companies that participate in the automotive industry supply chain could disrupt production in the industry. A disruption of production in the automotive industry could have a material adverse effect on our financial condition and earnings.
We may incur further impairment and restructuring charges that could materially affect our profitability.
We have taken approximately $212 million in impairment and restructuring charges, during the last four years, for the Canton bearing operations, Mobile Industries segment, Bearings and Power Transmission Group and employment and other cost reduction initiatives. We expect to take additional charges in connection with the Canton bearing operations, the Mobile Industries segment, and the employment and cost reduction initiatives. Continued weakness in business or economic conditions, or changes in our business strategy, may result in additional restructuring programs and may require us to take additional charges in the future, which could have a material adverse effect on our earnings.

The unprecedented conditions in the financial and credit markets may affect the availability and cost of credit.
The Company has $250 million of fixed-rate unsecured notes which mature in February 2010. The Company plans to refinance the unsecured notes in advance of their maturity.
The financial and credit markets are experiencing unprecedented levels of volatility and disruption, which has impacted the general availability of credit and resulted in significantly higher financing costs. If we are unable to issue debt or obtain credit as we need it, including refinancing our unsecured notes, our liquidity and ability to operate our business may be adversely impacted.
We may not be able to maintain compliance with the covenants contained in our debt agreement.
We reported a net loss for the second quarter and first six months of 2009. The U.S. and global industrial manufacturing downturn deepened during 2009 and contributed to a decrease in our sales and profitability. We cannot foresee whether our operations will generate sufficient revenue for us to attain profitability in the future, and we may not be able to reduce fixed costs sufficiently to improve our operating ratios.
In addition, our new Senior Credit Facility contains financial covenants that require us to achieve certain financial and operating results and maintain compliance with specified financial ratios. In particular, our new Senior Credit Facility contains requirements relating to a maximum consolidated leverage ratio, a minimum consolidated interest coverage ratio and a minimum consolidated net worth. These covenants could, among other things, limit our ability to borrow against the new Senior Credit Facility or other facilities. Further, our ability to meet the financial covenants or requirements in our new Senior Credit Facility may be affected by events beyond our control, and we may not be able to satisfy such covenants and requirements. A breach of these covenants or our inability to comply with the financial ratios, tests or other restrictions could result in an event of default under our new Senior Credit Facility, which in turn could result in an event of default under the terms of our other indebtedness. Upon the occurrence of an event of default under our new Senior Credit Facility, after the expiration of any grace periods, the lenders could elect to declare all amounts outstanding under our new Senior Credit Facility, together with accrued interest, to be immediately due and payable. If this happens, our assets may not be sufficient to repay in full the payments due under that facility or our other indebtedness.
In addition, if we are unable to service our indebtedness or fund our operating costs, we will be forced to adopt alternative strategies that may include:
•	further reducing or delaying capital expenditures;

•	seeking additional debt financing or equity capital, possibly at a higher cost to us or have other terms that are less attractive to us than would otherwise be the case;

•	selling assets;

•	restructuring or refinancing debt, which may increase further our financing costs; or

•	curtailing or eliminating certain activities.
Moreover, we may not be able to implement any of these strategies on satisfactory terms, if at all.
Work stoppages or similar difficulties could significantly disrupt our operations, reduce our revenues and materially affect our earnings.
The collective bargaining agreement covering substantially all of our hourly employees in the Canton, Ohio bearing and steel plants and expires on September 28, 2009. The steel plants covered by this agreement constitute substantially all of our steel manufacturing, tube making and processing operations. A work stoppage at one or more of our facilities could have a material adverse effect on our business, financial condition and results of operations. Also, if one or more of our customers were to experience a work stoppage, that customer would likely halt or limit purchases of our products, which could have a material adverse effect on our business, financial condition and results of operations.

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds
  Issuer of Purchases of Common Stock
  The following table provides information about purchases by the Company during the quarter ended June 30, 2009 of its common stock.

			Total number	Maximum
			of shares	number of
			purchased as	shares that
			part of publicly	may yet
	Total number	Average	announced	be purchased
	of shares	price paid	plans or	under the plans
Period	purchased(1)	per share(2)	programs	or programs(3)

04/01/09 - 04/30/09	434	$15.79	-	4,000,000
05/01/09 - 05/31/09	3,071	16.66	-	4,000,000
06/01/09 - 06/30/09	115	16.95	-	4,000,000

Total	3,620	$16.56	-	4,000,000

(1)	Represents shares of the Company’s common stock that are owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares and the exercise of stock options.

(2)	For restricted shares, the average price paid per share is calculated using the daily high and low of the Company’s common stock as quoted on the New York Stock Exchange at the time of vesting. For stock options, the price paid is the real time trading stock price at the time the options are exercised.

(3)	Pursuant to the Company’s 2006 common stock purchase plan, the Company may purchase up to four million shares of common stock at an amount not to exceed $180 million in the aggregate. The Company may purchase shares under its 2006 common stock purchase plan until December 31, 2012.
Item 4. Submission of Matters to a Vote of Security Holders
At the 2009 Annual Meeting of Shareholders of The Timken Company held on May 12, 2009, the shareholders of the Company elected the four individuals set forth below as Directors in Class III to serve a term of three years expiring at the Annual Meeting in 2012 (or until their respective successors are elected and qualified).

	Affirmative Votes	Withheld Votes
Joseph W. Ralston	50,812,015	39,365,195
John P. Reilly	58,589,114	31,588,096
John M. Timken, Jr.	50,657,831	39,519,379
Jacqueline F. Woods	50,759,275	39,417,935
The shareholders of the Company ratified the selection of Ernst & Young LLP as Timken’s independent auditor for the year ending December 31, 2009.

Affirmative	Negative	Abstain
85,892,495	4,008,083	276,632
The shareholders of the Company approved a shareholder proposal requesting that Timken’s Articles of Incorporation be amended to provide that director nominees be elected by a majority of the votes cast at an annual meeting.

Affirmative	Negative	Abstain	Broker Non-Votes
43,006,926	40,708,941	568,395	5,892,948

Item 6. Exhibits
12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of James W. Griffith, President and Chief Executive Officer (principal executive officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

THE TIMKEN COMPANY

Date August 5, 2009	By /s/ James W. Griffith

James W. Griffith
President, Chief Executive Officer and Director (Principal Executive Officer)

Date August 5, 2009	By /s/ Glenn A. Eisenberg

Glenn A. Eisenberg
Executive Vice President - Finance and Administration (Principal Financial Officer)