Form 10-Q
period 2009-09-30
TIMKEN CO
filed 2009-11-09
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
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
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2009
Common Stock, without par value	96,846,164 shares

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE TIMKEN COMPANY AND SUBSIDIARIES
Consolidated Statement of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

(Dollars in thousands, except per share data)
Net sales	$763,644	$1,336,352	$2,367,021	$3,942,848
Cost of products sold	634,082	954,812	1,957,473	2,968,817

Gross Profit	129,562	381,540	409,548	974,031

Selling, administrative and general expenses	107,244	176,491	358,699	517,568
Impairment and restructuring charges	19,613	2,379	84,074	7,442

Operating Income (Loss)	2,705	202,670	(33,225)	449,021

Interest expense	(10,319)	(11,003)	(27,188)	(33,375)
Interest income	348	1,428	1,254	4,294
Other (expense) income, net	(4,519)	(3)	3,319	15,820

(Loss) Income From Continuing Operations Before Income Taxes	(11,785)	193,092	(55,840)	435,760
Provision for income taxes	7,116	68,121	2,900	155,078

(Loss) Income From Continuing Operations	(18,901)	124,971	(58,740)	280,682

(Loss) Income from discontinued operations, net of income taxes	(30,803)	6,539	(59,912)	26,099

Net (Loss) Income	(49,704)	131,510	(118,652)	306,781
Less: Net income (loss) attributable to noncontrolling interest	424	1,097	(4,877)	2,960

Net (Loss) Income Attributable to The Timken Company	$(50,128)	$130,413	$(113,775)	$303,821

Amounts Attributable to The Timken Company’s Common Shareholders:
(Loss) Income from continuing operations	$(19,325)	$123,874	$(53,863)	$277,722
(Loss) Income from discontinued operations, net of income taxes	(30,803)	6,539	(59,912)	26,099

Net (Loss) Income Attributable to The Timken Company	$(50,128)	$130,413	$(113,775)	$303,821

Net (Loss) Income per Common Share Attributable to The Timken Company Common Shareholders

(Loss) earnings per share — Continuing Operations	$(0.20)	$1.28	$(0.56)	$2.89
(Loss) earnings per share — Discontinued Operations	(0.32)	0.07	(0.62)	0.27

Basic (loss) earnings per share	$(0.52)	$1.35	$(1.18)	$3.16

Diluted (loss) earnings per share — Continuing Operations	$(0.20)	$1.28	$(0.56)	$2.87
Diluted (loss) earnings per share — Discontinued Operations	(0.32)	0.07	(0.62)	0.27

Diluted (loss) earnings per share	$(0.52)	$1.35	$(1.18)	$3.14

Dividends per share	$0.09	$0.18	$0.36	$0.52

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheet

	(Unaudited)
	September 30,	December 31,
	2009	2008

(Dollars in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$382,878	$133,383
Restricted cash	248,158	—
Accounts receivable, less allowances: 2009 — $58,101; 2008 — $55,043	458,393	575,915
Inventories, net	716,948	1,000,493
Deferred income taxes	69,633	83,438
Deferred charges and prepaid expenses	17,536	9,671
Current assets, discontinued operations	364,494	182,861
Other current assets	58,657	47,704

Total Current Assets	2,316,697	2,033,465

Property, Plant and Equipment — Net	1,425,960	1,516,972

Other Assets
Goodwill	222,225	221,435
Other intangible assets	134,437	140,898
Deferred income taxes	310,928	314,960
Non-current assets, discontinued operations	—	269,625
Other non-current assets	47,774	38,695

Total Other Assets	715,364	985,613

Total Assets	$4,458,021	$4,536,050

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$63,323	$91,482
Accounts payable and other liabilities	352,558	423,523
Salaries, wages and benefits	147,848	217,090
Income taxes payable	—	22,467
Deferred income taxes	5,060	5,131
Current liabilities, discontinued operations	44,181	21,512
Current portion of long-term debt	268,537	17,108

Total Current Liabilities	881,507	798,313

Non-Current Liabilities
Long-term debt	469,057	515,250
Accrued pension cost	786,545	830,019
Accrued postretirement benefits cost	611,743	613,045
Deferred income taxes	8,479	8,540
Non-current liabilities, discontinued operations	—	23,860
Other non-current liabilities	109,717	83,985

Total Non-Current Liabilities	1,985,541	2,074,699

Shareholders’ Equity
Class I and II Serial Preferred Stock without par value:
Authorized — 10,000,000 shares each class, none issued
Common stock without par value:
Authorized — 200,000,000 shares
Issued (including shares in treasury) (2009 — 97,020,355 shares; 2008 — 96,891,501 shares)
Stated capital	53,064	53,064
Other paid-in capital	839,719	838,315
Earnings invested in the business	1,431,701	1,580,084
Accumulated other comprehensive loss	(747,157)	(819,633)
Treasury shares at cost (2009 — 174,191 shares; 2008 — 344,948 shares)	(4,493)	(11,586)

Total Shareholders’ Equity	1,572,834	1,640,244

Noncontrolling Interest	18,139	22,794

Total Equity	1,590,973	1,663,038

Total Liabilities and Equity	$4,458,021	$4,536,050

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

(Dollars in thousands)
CASH PROVIDED (USED)
Operating Activities
Net (loss) income attributable to The Timken Company	$(113,775)	$303,821
Loss (earnings) from discontinued operations	59,912	(26,099)
Net (loss) income attributable to noncontrolling interest	(4,877)	2,960
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150,835	154,965
Impairment charges	36,142	52
Loss (gain) on disposals of property, plant and equipment	3,608	(14,935)
Deferred income tax (benefit) provision	(886)	20,490
Stock based compensation expense	11,561	13,171
Pension and other postretirement expense	77,092	62,342
Pension and other postretirement benefit payments	(89,216)	(55,783)
Changes in operating assets and liabilities:
Accounts receivable	128,359	(81,248)
Inventories	311,517	(213,384)
Accounts payable and accrued expenses	(169,367)	97,129
Other — net	(9,862)	(15,316)

Net Cash Provided by Operating Activities — Continuing Operations	391,043	248,165
Net Cash Provided by Operating Activities — Discontinued Operations	33,272	60,691

Net Cash Provided By Operating Activities	424,315	308,856

Investing Activities
Capital expenditures	(80,953)	(176,250)
Proceeds from disposals of property, plant and equipment	2,940	30,095
Acquisitions	(353)	(57,178)
Other	4,233	3,984

Net Cash Used by Investing Activities — Continuing Operations	(74,133)	(199,349)
Net Cash Used by Investing Activities — Discontinued Operations	(1,534)	(10,063)

Net Cash Used by Investing Activities	(75,667)	(209,412)

Financing Activities
Cash dividends paid to shareholders	(34,608)	(50,083)
Net proceeds from common share activity	654	16,879
Accounts receivable securitization financing borrowings	—	225,000
Accounts receivable securitization financing payments	—	(130,000)
Proceeds from issuance of long-term debt	254,051	773,301
Payments on long-term debt	(53,378)	(846,987)
Short-term debt activity — net	(37,039)	(852)
Increase in restricted cash	(248,158)	—

Net Cash Used by Financing Activities	(118,478)	(12,742)
Effect of exchange rate changes on cash	19,325	(14,483)

Increase In Cash and Cash Equivalents	249,495	72,219
Cash and cash equivalents at beginning of year	133,383	42,884

Cash and Cash Equivalents at End of Period	$382,878	$115,103

See accompanying Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in thousands, except per share data)
Note 1 — Basis of Presentation
The accompanying Consolidated Financial Statements (unaudited) for The Timken Company (the Company) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by the accounting principles generally accepted in the United States (U.S. GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Certain amounts in the 2008 Consolidated Financial Statements and notes have been reclassified to conform to the 2009 presentation.
On July 29, 2009, the Company announced it had signed an agreement to sell the assets of its Needle Roller Bearings (NRB) operations to JTEKT Corporation. The financial results for the NRB operations have been reclassified to Discontinued Operations for all periods presented. Refer to Note 18 — Divestitures for further discussion.
During the second quarter of 2009, the Company evaluated the classification of its investments held by the Company’s operations in India and concluded that a large portion of these investments should be considered Cash and cash equivalents on the Company’s Consolidated Balance Sheet. The Company’s conclusion was based on the short-term and highly-liquid nature of the investments. At December 31, 2008, the Company held $23,640 of investments, of which $17,077 has been reclassified from Other current assets to Cash and cash equivalents to conform to the 2009 presentation for these investments.
Management has evaluated and disclosed all material events occurring subsequent to the date of the financial statements up to November 9, 2009, the filing date of this quarterly report on Form 10-Q.
Note 2 — New Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (FASB) issued final accounting rules that established the Accounting Standards Codification (the Codification) as a single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and regulations of the Securities and Exchange Commission (SEC), as well as interpretive releases are also sources of authoritative U.S. GAAP for SEC registrants. The new accounting rules established two levels of U.S. GAAP — authoritative and non-authoritative. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. The Codification was not intended to change or alter existing U.S. GAAP, and as a result, the new accounting rules establishing the Accounting Standards Codification did not have an impact on the Company’s results of operations and financial condition.
In September 2006, the FASB issued new accounting rules concerning fair value measurements. The new accounting rules establish a framework for measuring fair value that is based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information to develop those assumptions. Additionally, the new rules expand the disclosures about fair value measurements to include separately disclosing the fair value measurements of assets or liabilities within each level of the fair value hierarchy. In February 2008, the FASB delayed the effective date for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The implementation of the new accounting rules for nonfinancial assets and nonfinancial liabilities, effective January 1, 2009, did not have a material impact on the Company’s results of operations and financial condition.
In December 2007, the FASB issued new accounting rules related to business combinations. The new accounting rules provide revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interest and goodwill acquired in a business combination. The new accounting rules expand required disclosures surrounding the nature and financial effects of business combinations. The new accounting rules are effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The implementation of the new accounting rules for business combinations, effective January 1, 2009, did not have a material impact on the Company’s results of operations and financial condition.

Note 2 — New Accounting Pronouncements (continued)
In December 2007, the FASB issued new accounting rules on noncontrolling interests. The new accounting rules establish requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) to be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions, and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. The new accounting rules on noncontrolling interests are effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The implementation of new accounting rules on noncontrolling interests, effective January 1, 2009, did not have a material impact on the Company’s results of operations and financial condition.
In March 2008, the FASB issued new accounting rules about derivative instruments and hedging activities, which amended previous accounting for derivative instruments and hedging activities. The new accounting rules require entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. The new accounting rules are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The implementation of the new accounting rules on derivative instruments and hedging activities, effective January 1, 2009, expanded the disclosures on derivative instruments and related hedged items and did not have a material impact on the Company’s results of operations and financial condition. See Note 16 — Derivative Instruments and Hedging Activities for the expanded disclosures.
In June 2008, the FASB issued new accounting rules on the two-class method of calculating earnings per share. The new accounting rules clarify that unvested share-based payment awards that contain rights to receive nonforfeitable dividends are participating securities. The new accounting rules provide guidance on how to allocate earnings to participating securities and compute earnings per share using the two-class method. The new accounting rules are effective for fiscal years beginning after December 31, 2008, and interim periods within those fiscal years. The new accounting rules on the two-class method of calculating earnings per share did not have a material impact on the Company’s disclosure of earnings per share. See Note 10 — Earnings Per Share for the computation of earnings per share using the two-class method.
In December 2008, the FASB issued new accounting rules on employers’ disclosures about postretirement benefit plan assets. The new accounting rules require the disclosure of additional information about investment allocation, fair values of major categories of assets, development of fair value measurements and concentrations of risk. These new accounting rules are effective for fiscal years ending after December 15, 2009. The adoption of the new accounting rules on employers’ disclosures about postretirement benefit plan assets is not expected to have a material impact on the Company’s results of operations and financial condition.
In May 2009, the FASB issued new accounting rules for subsequent events. The new accounting rules establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new accounting rules are effective for interim or annual financial periods ending after June 15, 2009 and were adopted by the Company in the second quarter of 2009. The adoption of the new accounting rules for subsequent events did not have a material impact on the Company’s results of operations and financial condition.
Note 3 — Inventories

	September 30, 2009	December 31, 2008

Inventories:
Manufacturing supplies	$64,140	$71,756
Work in process and raw materials	278,267	413,273
Finished products	374,541	515,464

Inventories — net	$716,948	$1,000,493

An actual valuation of the inventory under the last-in, first-out (LIFO) method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. The LIFO reserve at September 30, 2009 and December 31, 2008 was $274,950 and $298,195, respectively. The Company’s Steel segment recognized a decrease in its LIFO reserve of $4,130 and $20,318, respectively, during the third quarter and first nine months of 2009 as a result of expected lower year-end inventory quantities and material costs, especially scrap steel costs.

Note 4 — Property, Plant and Equipment
The components of property, plant and equipment are as follows:

	September 30,	December 31,
	2009	2008

Property, Plant and Equipment:
Land and buildings	$622,843	$606,255
Machinery and equipment	3,032,108	2,985,799

Subtotal	3,654,951	3,592,054
Less allowances for depreciation	(2,228,991)	(2,075,082)

Property, Plant and Equipment — net	$1,425,960	$1,516,972

At September 30, 2009 and December 31, 2008, machinery and equipment included approximately $114,500 and $120,400, respectively, of capitalized software. Depreciation expense for the three months ended September 30, 2009 and 2008 was $44,992 and $46,488, respectively. Depreciation expense for the nine months ended September 30, 2009 and 2008 was $139,552 and $138,721, respectively. Depreciation expense on capitalized software for the three months ended September 30, 2009 and 2008 was approximately $5,600 and $4,800, respectively. Depreciation expense on capitalized software for the nine months ended September 30, 2009 and 2008 was approximately $15,900 and $13,300, respectively.
With the exception of the net assets of the NRB operations, there were no assets held for sale at September 30, 2009. Assets held for sale were $7,020 at December 31, 2008 and primarily consisted of three buildings comprising the Company’s former office complex in Torrington, Connecticut. In January 2009, the Company sold one of these buildings and recognized a pretax gain of $1,322. During the second quarter of 2009, in anticipation of the loss that the Company expected to record upon completion of the sale of the remaining buildings comprising the office complex, the Company recorded an impairment charge of $6,376. The Company finalized the sale of these remaining buildings on July 20, 2009 and recognized an additional loss of $689.
On February 15, 2008, the Company completed the sale of its former seamless steel tube manufacturing facility located in Desford, England for approximately $28,400. The Company recognized a pretax gain of approximately $20,200 during the first quarter of 2008 and recorded the gain in Other income (expense), net in the Company’s Consolidated Statement of Income.
Note 5 — Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2009 are as follows:

	Beginning Balance	Acquisitions	Other	Ending Balance

Segment:
Process Industries	$49,810	$—	$78	$49,888
Aerospace and Defense	161,990	347	359	162,696
Steel	9,635	6	—	9,641

Total	$221,435	$353	$437	$222,225

Acquisitions represent opening balance sheet allocation adjustments for acquisitions completed in 2008. Other primarily includes foreign currency translation adjustments.

Note 5 — Goodwill and Other Intangible Assets (continued)
The following table displays intangible assets as of September 30, 2009 and December 31, 2008:

	As of September 30, 2009			As of December 31, 2008

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangible assets subject to amortization:
Customer relationships	$79,139	$13,353	$65,786	$79,139	$10,020	$69,119
Engineering drawings	2,000	2,000	—	2,000	2,000	—
Know-how	2,123	917	1,206	2,123	785	1,338
Land-use rights	7,948	2,894	5,054	7,060	2,462	4,598
Patents	4,432	2,803	1,629	4,432	2,459	1,973
Technology use	35,000	3,471	31,529	35,000	2,048	32,952
Trademarks	6,565	4,960	1,605	6,632	4,670	1,962
PMA licenses	8,792	1,832	6,960	8,792	1,753	7,039
Non-compete agreements	2,710	1,092	1,618	2,710	493	2,217
Unpatented technology	7,625	5,159	2,466	7,625	4,655	2,970

	$156,334	$38,481	$117,853	$155,513	$31,345	$124,168

Intangible assets not subject to amortization:
Goodwill	$222,225	$—	$222,225	$221,435	$—	$221,435
Tradename	1,400	—	1,400	1,400	—	1,400
Land-use rights	—	—	—	146	—	146
Industrial license agreements	964	—	964	964	—	964
FAA air agency certificates	14,220	—	14,220	14,220	—	14,220

	$238,809	$—	$238,809	$238,165	$—	$238,165

Total intangible assets	$395,143	$38,481	$356,662	$393,678	$31,345	$362,333

Amortization expense for intangible assets for the three months ended September 30, 2009 and 2008 was $3,153 and $3,483, respectively. Amortization expense for intangible assets for the nine months ended September 30, 2009 and 2008 was $10,101 and $10,256, respectively. Amortization expense for intangible assets is estimated to be approximately $13,400 for 2009; $11,400 in 2010; $11,000 in 2011; $10,600 in 2012 and $8,100 in 2013.
Note 6 — Equity Investments
The Company’s investments in less than majority-owned companies in which it has the ability to exercise significant influence are accounted for using the equity method except when they qualify as variable interest entities and are consolidated.
Equity investments are reviewed for impairment when circumstances (such as lower-than-expected financial performance or change in strategic direction) indicate that the carrying value of the investment may not be recoverable. If impairment does exist, the equity investment is written down to its fair value with a corresponding charge to the Consolidated Statement of Income. An impairment charge of $1,346 was recorded during the third quarter of 2009 relating to the Company’s equity investment in Endorsia.com International AB.
Investments accounted for under the equity method were $12,943 and $13,634 at September 30, 2009 and December 31, 2008, respectively, and were reported in Other non-current assets on the Consolidated Balance Sheet.

Note 6 — Equity Investments (continued)
The Company’s Mobile Industries segment has a joint venture with Advanced Green Components, LLC (AGC). AGC is engaged in the business of converting steel to machined rings for tapered bearings and other related products. During the third quarter of 2006, AGC refinanced its long-term debt of $12,240. The Company guaranteed half of this obligation. The Company concluded the refinancing represented a reconsideration event to evaluate whether AGC was a variable interest entity. The Company concluded that AGC was a variable interest entity and that the Company was the primary beneficiary. Therefore, the Company consolidated AGC, effective September 30, 2006. At September 30, 2009, net assets of AGC were $910, primarily consisting of the following: inventory of $5,397; property, plant and equipment of $20,691; short-term and long-term debt of $18,050; and other non-current liabilities of $7,365. All of AGC’s assets are collateral for its obligations. Except for AGC’s indebtedness for which the Company is a guarantor, AGC’s creditors have no recourse to the general credit of the Company.
The Company has no other variable interest entities, other than AGC, for which it is a primary beneficiary.
Note 7 — Financing Arrangements
Short-term debt at September 30, 2009 and December 31, 2008 was as follows:

	September 30,	December 31,
	2009	2008

Variable-rate lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 0.85% to 10.50%	$63,323	$91,482

Short-term debt	$63,323	$91,482

The lines of credit for certain of the Company’s foreign subsidiaries provide for borrowings up to $383,325. At September 30, 2009, the Company had borrowings outstanding of $63,323, which reduced the availability under these facilities to $320,002.
The Company has a $175,000 Accounts Receivable Securitization Financing Agreement (Asset Securitization Agreement), renewable every 364 days. Under the terms of the Asset Securitization Agreement, which expires on December 18, 2009, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary that in turn uses the trade receivables to secure borrowings, which are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the agreement are limited to certain borrowing base calculations. Any amounts outstanding under this Asset Securitization Agreement would be reported on the Company’s Consolidated Balance Sheet in Short-term debt. As of September 30, 2009, there were no outstanding borrowings under the Asset Securitization Agreement. Although the Company had no outstanding borrowings under the Asset Securitization Agreement as of September 30, 2009, certain borrowing base limitations reduced the availability under the Asset Securitization Agreement to $75,647. The yield on the commercial paper, which is the commercial paper rate plus program fees, is considered a financing cost and is included in Interest expense in the Consolidated Statement of Income.

Note 7 — Financing Arrangements (continued)
Long-term debt at September 30, 2009 and December 31, 2008 was as follows:

	September 30,	December 31,
	2009	2008

Fixed-rate Medium-Term Notes, Series A, due at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	$175,000	$175,000
Fixed-rate Senior Unsecured Notes, due September 15, 2014, with an interest rate of 6.0%	249,658	—
Variable-rate State of Ohio Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.34% at September 30, 2009)	12,200	12,200
Variable-rate State of Ohio Air Quality Development Revenue Refunding Bonds, maturing on November 1, 2025 (1.59% at September 30, 2009)	9,500	9,500
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (0.99% at September 30, 2009)	17,000	17,000
Variable-rate Unsecured Canadian Note	—	47,104
Fixed-rate Senior Unsecured Notes, maturing on February 15, 2010 with an interest rate of 5.75%	250,993	252,357
Variable-rate credit facility with US Bank for Advanced Green Components, LLC, maturing on July 17, 2010 (2.32% at September 30, 2009)	12,240	12,240
Other	11,003	6,957

	737,594	532,358
Less current maturities	268,537	17,108

Long-term debt	$469,057	$515,250

On September 9, 2009, the Company completed a public offering of $250,000 of fixed-rate 6.0% unsecured Senior Notes, due in 2014. The net proceeds from the sale of the notes will be used for the repayment of the Company’s fixed-rate 5.75% unsecured Senior Notes maturing on February 15, 2010.
On July 10, 2009, the Company entered into a new $500,000 million Amended and Restated Credit Agreement (new Senior Credit Facility). At September 30, 2009, the Company had no outstanding borrowings under its new Senior Credit Facility but had letters of credit outstanding totaling $35,543, which reduced the availability under the new Senior Credit Facility to $464,457. This new Senior Credit Facility matures on July 10, 2012. Under the new Senior Credit Facility, the Company has three financial covenants: a consolidated leverage ratio, a consolidated interest coverage ratio and a consolidated minimum tangible net worth test. At September 30, 2009, the Company was in full compliance with the covenants under the new Senior Credit Facility.
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

Note 8 — Product Warranty
The Company provides limited warranties on certain of its products. The Company accrues liabilities for warranty based upon specific claims and a review of historical warranty claim experience in accordance with accounting rules for contingencies established by the FASB. Should the Company become aware of a specific potential warranty claim for which liability is probable and reasonably estimable, a specific charge is recorded and accounted for accordingly. Adjustments are made quarterly to the accruals as claim data and historical experience change. The following is a rollforward of the warranty accruals for the nine months ended September 30, 2009 and the twelve months ended December 31, 2008:

	September 30,	December 31,
	2009	2008

Beginning balance, January 1	$13,515	$12,571
Expense	3,922	7,525
Payments	(9,209)	(6,581)

Ending balance	$8,228	$13,515

The product warranty accrual at September 30, 2009 and December 31, 2008 was included in Accounts payable and other liabilities on the Consolidated Balance Sheet.
Note 9 — Equity

				Earnings	Accumulated
			Other	Invested	Other
		Stated	Paid-In	in the	Comprehensive	Treasury	Noncontrolling
	Total	Capital	Capital	Business	Income	Stock	Interest

Balance at December 31, 2008	$1,663,038	$53,064	$838,315	$1,580,084	$(819,633)	$(11,586)	$22,794

Net loss	(118,652)			(113,775)			(4,877)

Foreign currency translation adjustment	54,341				54,341
Pension and postretirement liability adjustment (net of income tax of $12,949)	18,823				18,823
Unrealized loss on marketable securities (net of income tax of $41)	(76)				(61)		(15)
Change in fair value of derivative financial instruments, net of reclassifications	(627)				(627)

Total comprehensive loss	(46,191)
Capital investment of Timken XEMC (Hunan) Bearings Co.	1,000						1,000
Dividends declared to noncontrolling interest	(763)						(763)
Dividends — $0.36 per share	(34,608)			(34,608)
Issuance of 170,757 shares from treasury and 128,853 shares from authorized	8,497		1,404			7,093

Balance at September 30, 2009	$1,590,973	$53,064	$839,719	$1,431,701	$(747,157)	$(4,493)	$18,139

The total comprehensive loss for the three months ended September 30, 2009 was $5,663. The total comprehensive income for the three and nine months ended September 30, 2008 was $41,558 and $272,002, respectively.

Note 10 — Earnings Per Share
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Numerator:
(Loss) income from continuing operations attributable to The Timken Company	$(19,325)	$123,874	$(53,863)	$277,722
Less: distributed and undistributed earnings allocated to nonvested stock	—	(833)	—	(1,902)

(Loss) income from continuing operations available to common shareholders for basic earnings per share and diluted earnings per share	$(19,325)	$123,041	$(53,863)	$275,820

Denominator:
Weighted-average number of shares outstanding — basic	96,176,091	95,878,978	96,111,847	95,574,420
Effect of dilutive options	—	224,152	—	394,239

Weighted-average number of shares outstanding, assuming dilution of stock options	96,176,091	96,103,130	96,111,847	95,968,659

Basic (loss) earnings per share from continuing operations	$(0.20)	$1.28	$(0.56)	$2.89

Diluted (loss) earnings per share from continuing operations	$(0.20)	$1.28	$(0.56)	$2.87

In periods in which a net loss has occurred, as is the case for the three and nine months ended September 30, 2009, the dilutive effect of stock options is not recognized and thus is not utilized in the calculation of dilutive earnings per share.
The exercise prices for certain stock options that the Company has awarded exceed the average market price of the Company’s common stock. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. The antidilutive stock options outstanding were 40,350 and 536,456, respectively, for the three months and nine months ended September 30, 2008.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net sales to external customers:
Mobile Industries	$327,572	$426,489	$920,385	$1,397,565
Process Industries	186,392	316,904	616,884	895,622
Aerospace and Defense	100,272	104,711	318,767	302,208
Steel	149,408	488,248	510,985	1,347,453

	$763,644	$1,336,352	$2,367,021	$3,942,848

Intersegment sales:
Process Industries	$577	$972	$2,199	$2,252
Steel	8,539	48,291	30,365	133,002

	$9,116	$49,263	$32,564	$135,254

Segment EBIT, as adjusted:
Mobile Industries	$13,745	$8,684	$(601)	$43,387
Process Industries	16,081	73,296	94,626	180,929
Aerospace and Defense	19,114	9,819	55,955	24,036
Steel	(20,266)	133,802	(60,435)	267,499

Total EBIT, as adjusted, for reportable segments	28,674	225,601	89,545	515,851

Unallocated corporate expense	(10,310)	(19,024)	(35,802)	(54,724)
Impairment and restructuring	(19,613)	(2,379)	(84,074)	(7,442)
Rationalization and integration charges	(1,488)	48	(5,228)	(3,447)
(Loss) gain on sale of non-strategic assets, net of dissolution of subsidiary	(2,587)	(558)	(608)	19,987
Interest expense	(10,319)	(11,003)	(27,188)	(33,375)
Interest income	348	1,428	1,254	4,294
Intersegment eliminations	3,510	(1,021)	6,261	(5,384)

(Loss) Income from Continuing Operations before Income Taxes	$(11,785)	$193,092	$(55,840)	$435,760

Intersegment sales represent sales between the segments. These sales are eliminated upon consolidation.
The following table presents assets employed by segment for the periods ended September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008

Mobile Industries	$1,575,195	$1,299,095
Process Industries	824,591	885,689
Aerospace and Defense	541,019	606,753
Steel	951,254	1,078,597
Corporate	201,468	213,430

	$4,093,527	$4,083,564
Discontinued operations	364,494	452,486

	$4,458,021	$4,536,050

Note 12 — Impairment and Restructuring Charges
Impairment and restructuring charges by segment are comprised of the following:
For the three months ended September 30, 2009:

	Mobile	Process	Aerospace and
	Industries	Industries	Defense	Steel	Corporate	Total

Impairment charges	$—	$—	$—	$—	$—	$—
Severance expense and related benefit costs	11,371	6,477	745	19	195	18,807
Exit costs	565	241	—	—	—	806

Total	$11,936	$6,718	$745	$19	$195	$19,613

For the nine months ended September 30, 2009:

	Mobile	Process	Aerospace and
	Industries	Industries	Defense	Steel	Corporate	Total

Impairment charges	$2,965	$29,847	$1,984	$—	$—	$34,796
Severance expense and related benefit costs	27,467	11,319	2,247	3,223	2,055	46,311
Exit costs	1,359	1,607	—	1	—	2,967

Total	$31,791	$42,773	$4,231	$3,224	$2,055	$84,074

For the three months ended September 30, 2008:

	Mobile	Process	Aerospace and
	Industries	Industries	Defense	Steel	Corporate	Total

Impairment charges	$—	$—	$—	$—	$—	$—
Severance expense and related benefit costs	588	(147)	—	—	—	441
Exit costs	1,724	190	—	24	—	1,938

Total	$2,312	$43	$—	$24	$—	$2,379

For the nine months ended September 30, 2008:

	Mobile	Process	Aerospace and
	Industries	Industries	Defense	Steel	Corporate	Total

Impairment charges	$—	$52	$—	$—	$—	$52
Severance expense and related benefit costs	3,805	(148)	—	—	—	3,657
Exit costs	1,723	1,621	—	389	—	3,733

Total	$5,528	$1,525	$—	$389	$—	$7,442

The following discussion explains the major impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above.

Note 12 — Impairment and Restructuring Charges (continued)
Selling and Administrative Reductions
In March 2009, the Company announced the realignment of its organization to improve efficiency and reduce costs as a result of the economic downturn. The Company initially targeted pretax savings of approximately $30,000 to $40,000 in annual selling and administrative costs. In April 2009, in light of the Company’s revised forecast indicating significantly reduced sales and earnings for the year, the Company expanded the target to approximately $80,000. The implementation of these savings began in the first quarter of 2009 and is expected to be significantly completed by the end of the fourth quarter of 2009, with full-year savings expected to be achieved in 2010. As the Company streamlines its operating structure, it expects to cut its sales and administrative associate workforce by up to 400 positions in 2009, incurring severance costs of approximately $15,000 to $20,000. During the first nine months of 2009, the Company recognized $10,613 of severance and related benefit costs related to this initiative eliminating approximately 270 associates. Of the $10,613 charge for the first nine months of 2009, $4,524 related to the Mobile Industries segment, $1,944 related to the Process Industries segment, $552 related to the Aerospace and Defense segment, $1,538 related to the Steel segment and $2,055 related to Corporate.
Manufacturing Workforce Reductions
During the third quarter and first nine months of 2009, the Company recorded $13,555 and $28,819, respectively, in severance and related benefit costs, including a curtailment of pension benefits of $1,611 for the first nine months of 2009, to eliminate approximately 3,000 associates to properly align its business as a result of the current downturn in the economy and expected market demand. Of the $13,555 charge, $10,268 related to the Mobile Industries segment, $2,304 related to the Process Industries segment and $983 related to the Aerospace and Defense segment. Of the $28,819 charge, $20,603 related to the Mobile Industries segment, $4,836 related to the Process Industries segment, $1,695 related to the Aerospace and Defense segment and $1,685 related to the Steel segment.
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
Torrington Campus
On July 20, 2009, the Company sold the remaining portion of its Torrington, Connecticut office complex. In anticipation of the loss that the Company expected to record upon completion of the sale of the office complex, the Company recorded an impairment charge of $6,376 during the second quarter of 2009. During the third quarter of 2009, the Company recorded an additional loss of $689 in Other (expense) income, net on the sale of the remaining portion of this office complex.
Mobile Industries
In March 2007, the Company announced the planned closure of its manufacturing facility in Sao Paulo, Brazil. The closure of this manufacturing facility was subsequently delayed to serve higher customer demand. However, with the current downturn in the economy, the Company believes it will close this facility before the end of 2010. This closure is targeted to deliver annual pretax savings of approximately $5,000, with expected pretax costs of approximately $25,000 to $30,000, which includes restructuring costs and rationalization costs recorded in cost of products sold and selling, administrative and general expenses. Due to the delay in the closure of this manufacturing facility, the Company expects to realize the $5,000 of annual pretax savings by the end of 2010, once this facility closes. Mobile Industries has incurred cumulative pretax costs of approximately $21,978 as of September 30, 2009 related to this closure. During the third quarter and first nine months of 2009, the Company recorded $1,322 and $2,520, respectively, of severance and related benefit costs and exit costs of $699 and $1,467, respectively, associated with the planned closure of the Company’s Sao Paulo, Brazil manufacturing facility. During the third quarter and first nine months of 2008, the Company recorded $611 and $1,613, respectively, of severance and related benefit costs and exit costs of $807 associated with the planned closure of the Company’s San Paulo, Brazil manufacturing facility.
In addition to the above charges, the Company recorded impairment charges of $897 during the first quarter of 2009 related to an impairment of fixed assets at one of its facilities in France as a result of the carrying value of these assets exceeding expected future cash flows.

Note 12 — Impairment and Restructuring Charges (continued)
Process Industries
In May 2004, the Company announced plans to rationalize its three bearing plants in Canton, Ohio within the Process Industries segment. This rationalization initiative is expected to deliver annual pretax savings of approximately $35,000 through streamlining operations and workforce reductions, with pretax costs of approximately $70,000 to $80,000 (including pretax cash costs of approximately $45,000 to $50,000), by the end of 2009.
The Company recorded exit costs of $241 during the third quarter of 2009 related to Process Industries’ rationalization plans. During the first nine months of 2009, the Company recorded impairment charges of $27,651 and exit costs of $1,607. During the third quarter and first nine months of 2008, the Company recorded exit costs of $190 and $1,621, respectively, as a result of Process Industries’ rationalization plans. The significant impairment charge recorded during the first nine months of 2009 is a result of the rapid deterioration of the market sectors served by one of the rationalized plants, resulting in the carrying value of the fixed assets for this plant exceeding its estimated future cash flows and being written down to their fair value. The Company now expects to close this facility by the end of 2009. The Process Industries segment has incurred cumulative pretax costs of approximately $67,973 (including approximately $25,300 of pretax cash costs) through September 30, 2009 for these rationalization plans including rationalization costs recorded in cost of products sold and selling, administrative and general expenses. The Process Industries segment has realized approximately $15,000 in annual pretax savings through September 30, 2009 as a result of these actions.
In October 2009, the Company announced the consolidation of its distribution centers in Bucyrus, Ohio and Spartanburg, South Carolina into a larger, leased facility in the region near the existing Spartanburg location. The closure of the Bucyrus Distribution Center will displace approximately 290 associates. During the third quarter of 2009, the Company recorded $4,482 of severance and related benefit costs related to this closure.
Steel
In April 2007, the Company completed the closure of its seamless steel tube manufacturing facility located in Desford, England. The Company recorded $389 of exit costs during the first nine months of 2008 related to this action.
The following is a rollforward of the consolidated restructuring accrual for the nine months ended September 30, 2009 and the twelve months ended December 31, 2008:

	September 30,	December 31,
	2009	2008

Beginning balance, January 1	$17,021	$19,062
Expense	47,667	12,709
Payments	(29,775)	(14,750)

Ending balance	$34,913	$17,021

The restructuring accrual at September 30, 2009 and December 31, 2008 is included in Accounts payable and other liabilities on the Consolidated Balance Sheet. The restructuring accrual at September 30, 2009 excludes costs related to the curtailment of pension benefit plans of $1,611. The accrual at September 30, 2009 includes $27,481 of severance and related benefits, with the remainder of the balance primarily representing environmental exit costs. The majority of the $27,481 accrual relating to severance and related benefits is expected to be paid by the end of 2010. In addition to the restructuring accrual presented above, the Company has $1,846 of restructuring accruals at September 30, 2009 related to the NRB operations that will be retained by the Company. The expense related to these retained restructuring accruals has been reclassified to discontinued operations.

Note 13 — Retirement and Postretirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s retirement and postretirement benefit plans. The amounts for the three and nine months ended September 30, 2009 are based on actuarial calculations prepared during 2008. The net periodic benefit cost recorded for the three and nine months ended September 30, 2009 is the Company’s best estimate of each period’s proportionate share of the amounts to be recorded for the year ended December 31, 2009.

	Pension		Postretirement
	Three Months ended		Three Months ended
	September 30,		September 30,
	2009	2008	2009	2008

Components of net periodic benefit cost
Service cost	$9,645	$9,010	$656	$781
Interest cost	39,459	39,793	9,721	9,794
Expected return on plan assets	(48,526)	(50,254)	—	—
Amortization of prior service cost	2,880	3,143	(561)	(544)
Recognized net actuarial loss	8,984	7,247	934	900
Curtailment loss	2,811	—	3,399	—
Amortization of transition asset	(23)	(23)	—	—

Net periodic benefit cost	$15,230	$8,916	$14,149	$10,931

	Pension		Postretirement
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Components of net periodic benefit cost
Service cost	$28,829	$27,107	$1,970	$2,344
Interest cost	117,605	120,047	29,162	30,511
Expected return on plan assets	(144,771)	(151,488)	—	—
Amortization of prior service cost	8,615	9,443	(1,684)	(1,633)
Recognized net actuarial loss	26,806	21,801	2,803	4,282
Curtailment loss	4,422	—	3,399	—
Amortization of transition asset	(64)	(72)	—	—

Net periodic benefit cost	$41,442	$26,838	$35,650	$35,504

The net periodic benefit for defined benefit pension and postretirement plans retained by NRB are classified as discontinued operations. As a result of the pending sale of the NRB operations, the Company recognized a pretax curtailment loss of $2,811 for the pension benefit obligations and $3,399 for postretirement benefit obligations.
Note 14 — Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Provision for income taxes	$7,116	$68,121	$2,900	$155,078
Effective tax rate	(60.4)%	35.3%	(5.2)%	35.6%

The Company’s provision for income taxes in interim periods is computed in accordance with interim period income tax accounting rules by applying the appropriate annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior year tax liabilities, are recorded during the period in which they occur.

Note 14 — Income Taxes (continued)
The effective tax rates on the pretax losses for the third quarter and first nine months of 2009 were unfavorable relative to the U.S. federal statutory tax rate primarily due to losses at certain foreign subsidiaries where no tax benefit could be recorded, as well as the net impact of discrete tax adjustments recorded during the periods. These items were partially offset by the earnings in certain foreign jurisdictions where the effective tax rate is less than 35% and the net effect of other U.S. tax items. Application of interim period income tax accounting rules has caused significant volatility in the 2009 quarterly effective tax rates. For the full year of 2009, the Company expects its effective tax rate to be in the range of 25% to 30%.
In the first nine months of 2009, the Company’s unrecognized tax benefits increased by $5,200. This increase represents an increase of $14,200 for tax positions related to prior years, offset by a decrease of $9,000 related to lapses in statutes of limitation. As of September 30, 2009, the Company had approximately $76,900 of total gross unrecognized tax benefits. Included in this amount is approximately $38,200, which represents the amount of unrecognized tax benefits that would favorably impact the Company’s effective income tax rate in any future periods if such benefits were recognized.
Note 15 — Fair Value
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The FASB provides accounting rules that classify the inputs used to measure fair value into the following hierarchy:

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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

	Fair Value at September 30, 2009
	Total	Level 1	Level 2	Level 3

Assets:
Available-for-sale securities	$6,035	$6,035	$—	$—
Foreign currency hedges	627	—	627	—
Interest rate swaps	992	—	992	—

Total Assets	$7,654	$6,035	$1,619	$—

Liabilities:
Foreign currency hedges	$7,159	$—	$7,159	$—

Total Liabilities	$7,159	$—	$7,159	$—

The Company uses publicly available foreign currency forward and spot rates to measure the fair value of its foreign currency forward contracts. The Company’s interest rate swaps are remeasured each period using observable market interest rates.
The Company does not believe it has significant concentrations of risk associated with the counterparts to its financial instruments.

Note 15 — Fair Value (continued)
The following table presents the fair value hierarchy for those assets measured at fair value on a nonrecurring basis as of September 30, 2009:

	Fair Value at September 30, 2009				Total Gains
	Total	Level 1	Level 2	Level 3	(Losses)

Assets:
Long-lived assets held for sale	$301,033	$—	$—	$301,033	$(38,087)
Long-lived assets held and used	3,537	—	—	3,537	(32,515)

Total Assets	$304,570	$—	$—	$304,570	$(70,602)

The following table presents the long-lived assets that have been adjusted to their fair value in the first nine months of 2009:

	Carrying	Fair Value	Fair Value at
	Value	Adjustment	Sept. 30, 2009

Long-lived assets held for sale:
Net assets of the NRB operations	$334,728	$(33,695)	$301,033
Torrington campus office complex	4,392	(4,392)	—

Total long-lived assets held for sale:	$339,120	$(38,087)	$301,033

Long-lived assets held and used:
Process Industries’ facilities	$29,815	$(27,652)	$2,163
Torrington campus office complex	1,984	(1,984)	—
Endorsia.com International AB	2,346	(1,346)	1,000
Other assets	1,907	(1,533)	374

Total long-lived assets held and used:	$36,052	$(32,515)	$3,537

In the first nine months of 2009, assets held for sale of $339,120 and assets held and used of $36,052 were written down to their fair value of $304,570 and impairment charges of $70,602 were included in earnings. During the third quarter, the net assets associated with the pending sale of the NRB business were reclassified to assets held for sale and adjusted for impairment and written down to their fair value of $301,033. In addition, the Company’s equity investment in Endorsia.com International AB was adjusted for impairment and written down to its fair value of $1,000.
Assets held for sale of $4,392 and assets held and used of $1,984, associated with the Company’s former Torrington campus office complex, were written down to zero and an impairment charge was recognized for the full amount. The Company recognized an impairment charge during the second quarter in anticipation of recognizing a loss on the sale of these assets sold on July 20, 2009. The Company subsequently sold the assets for a loss of $689.
Assets held and used associated with the rationalization of the Process Industries’ three Canton, Ohio bearing manufacturing facilities, with a carrying value of $29,815, were written down to their fair value of $2,163, resulting in an impairment charge of $27,652, which was included in earnings for the first nine months of 2009. In addition to the Torrington campus office complex and the rationalization of Process Industries’ facilities, a portion of assets held and used that were part of a larger group of assets and had a total carrying value of $1,907 were found to be impaired during the first nine months of 2009, resulting in an impairment charge of $1,533. A portion of these assets, with a carrying value of $128, were scrapped and written down to zero, while the remaining assets of $1,779 were written down to their fair value of $374.
With the exception of the assets held and used associated with the Torrington campus office complex, the estimated fair value was based on what the Company would receive for used machinery and equipment, if sold. Of the total impairment charge of $70,601 recognized in earnings during the first nine months of 2009, $3,923 was recognized in the first quarter of 2009, $31,707 was recognized in the second quarter of 2009 and $34,971 was recognized in the third quarter of 2009.
The Company has adopted the revisions to the FASB’s accounting rules regarding financial instruments. The carrying value of cash and cash equivalents, accounts receivable, commercial paper, short-term borrowings and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $447,780 and $339,640 at September 30, 2009 and December 31, 2008, respectively. The carrying value of this debt at such dates was $429,930 and $429,000 respectively.

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
The Company does not purchase or hold any derivative financial instruments for trading purposes. As of September 30, 2009, the Company had $208,204 of outstanding foreign currency forward contracts at notional value. The total notional value of foreign currency hedges as of December 31, 2008 was $239,415.
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

		Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair Value	Fair Value	Fair Value	Fair Value
	Location	at 9/30/09	at 12/31/08	at 9/30/09	at 12/31/08

Derivatives designated as hedging instruments
Foreign currency forward contracts	Other non-current liabilities	$390	$4,398	$3,708	$7,635
Interest rate swaps	Other non-current assets	992	2,357	—	—
Natural gas forward contracts	Other current assets	—	1,559	—	—

Total derivatives designated as hedging instruments		$1,382	$8,314	$3,708	$7,635

Derivatives not designated as hedging instruments (a)
Foreign currency forward contracts	Other non-current assets/liabilities	$237	$1,786	$3,451	$3,218

Total derivatives		$1,619	$10,100	$7,159	$10,853

The following tables present the impact of derivative instruments and their location within the unaudited Consolidated Statement of Income:

		Amount of gain or (loss)		Amount of gain or (loss)
		recognized in income		recognized in
		on derivative		income on derivative
	Location of gain or	Three Months	Three Months	Nine Months	Nine Months
Derivatives in fair value	(loss) recognized in	Ended	Ended	Ended	Ended
hedging relationships	income on derivative	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008

Interest rate swaps	Interest expense	$(776)	$203	$(1,364)	$232
Natural gas forward contracts	Other income (expense)	—	(627)	(1,559)	(1,075)

Total		$(776)	$(424)	$(2,923)	$(843)

		Amount of gain or (loss)		Amount of gain or (loss)
		recognized in income		recognized in
		on derivative		income on derivative
Hedged items in	Location of gain or	Three Months	Three Months	Nine Months	Nine Months
fair value hedge	(loss) recognized in	Ended	Ended	Ended	Ended
relationships	income on derivative	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008

Fixed-rate debt	Interest expense	$776	$(203)	$1,364	$(232)
Natural gas	Other income (expense)	—	1,075	1,185	1,075

Total		$776	$872	$2,549	$843

Note 16 — Derivative Instruments and Hedging Activities (continued)

			Amount of gain or
	Amount of gain or (loss)		(loss) reclassified from
	recognized in OCI on		AOCI into income
	derivative		(effective portion)
	Three Months Ended		Three Months Ended
	September 30,		September 30,
Derivatives in cash flow hedging relationships	2009	2008	2009	2008

Foreign currency forward contracts	$662	$(4,613)	$(1,631)	$(227)

Total	$662	$(4,613)	$(1,631)	$(227)

			Amount of gain or (loss)
	Amount of gain or		reclassified from AOCI
	(loss) recognized in		into income (effective
	OCI on derivative		portion)
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
Derivatives in cash flow hedging relationships	2009	2008	2009	2008

Foreign currency forward contracts	$250	$(4,761)	$(1,670)	$(200)

Total	$250	$(4,761)	$(1,670)	$(200)

		Amount of gain or (loss)		Amount of gain or (loss)
		recognized in income on		recognized in income on
		derivative		derivative
Derivatives not	Location of gain or	Three Months Ended		Nine Months Ended
designated as	(loss) recognized in	September 30,		September 30,
hedging instruments	income on derivative	2009	2008	2009	2008

Foreign currency forward contracts	Cost of sales	$20	$(29)	$54	$(5)
Foreign currency forward contracts	Other income (expense)	(4,405)	658	(1,837)	924

Total		$(4,385)	$629	$(1,783)	$919

Note 17 — Prior Period Adjustments
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
In addition, (Loss) Income From Continuing Operations Before Income Taxes decreased by $3,400 ($2,044 after-tax) due to a correction of an error related to $3,400 of in-process research and development costs that were recorded in Other current assets with the anticipation of being paid for by a third-party. However, the Company subsequently realized that the balance could not be substantiated through a contract with a third-party.
As a result of these errors, the Company’s 2008 results were understated by $4,056, and the Company’s first quarter 2009 results were overstated by the same amount. Management of the Company concluded the effect of the first quarter adjustments was immaterial to the Company’s 2008 and first quarter 2009 financial statements, as well as the projected full-year 2009 financial statements.
Note 18 — Divestitures
On July 29, 2009, the Company announced it had signed an agreement to sell the assets of its NRB operations to JTEKT Corporation. Upon closing of the transaction, which is expected to occur by the end of 2009 subject to customary regulatory approvals and the satisfaction or waiver of other closing conditions, the Company will receive approximately $330,000 in cash proceeds for these operations (including certain receivables to be retained by the Company), subject to working capital adjustments. The NRB operations primarily serve the automotive original-equipment market sectors and manufacture highly engineered needle roller bearings, including an extensive range of radial and thrust needle roller bearings, as well as bearing assemblies and loose needles, for automotive and industrial applications. The NRB operations have facilities in the United States, Canada, Europe and China. The NRB operations had 2008 sales of approximately $620,000 and were previously included in the Company’s Mobile Industries, Process Industries and Aerospace and Defense reportable segments. The Mobile Industries segment accounted for approximately 80% of the 2008 sales of the NRB operations.
The results of operations were reclassified as Discontinued Operations during the third quarter of 2009 as the NRB operations met all the criteria for discontinued operations, including assets held for sale. Previous results for 2009 and 2008 have been reclassified to conform to the presentation under Discontinued Operations. The Company incurred a pretax impairment loss of $33,695 during the third quarter of 2009 as the projected proceeds from the sale of NRB operations were lower than the net book value of the net assets expected to be transferred as a result of sale of the NRB operations to JTEKT Corporation.
The following results of operations for this business have been treated as discontinued operations for all periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net sales	$103,025	$146,332	$288,953	$510,055
Gross profit	13,112	25,215	4,087	88,005
Impairment and restructuring charges	48,592	950	53,790	563
(Loss) income from discontinued operations	$(30,803)	$6,539	$(59,912)	$26,099

Note 18 — Divestitures (continued)
The following presentation shows the assets and liabilities of discontinued operations for the periods presented:

	September 30, 2009	December 31, 2008

Assets:
Accounts receivable, net	$25,799	$33,482
Inventories	114,827	145,201
Deferred charges and prepaid expenses	399	2,782
Other current assets	2,154	1,396
Property, plant and equipment — net	193,263	226,895
Goodwill	—	8,614
Other intangible assets	26,638	32,806
Other non-current assets	1,414	1,310

Total assets, discontinued operations	$364,494	$452,486

Liabilities:
Accounts payable and other liabilities	$16,757	$19,907
Salaries, wages and benefits	1,680	1,605
Accrued pension cost	15,790	14,026
Deferred income taxes	1,848	1,848
Other non-current liabilities	8,106	7,986

Total liabilities, discontinued operations	$44,181	$45,372

Accumulated Other Comprehensive Income related to the net assets of the NRB operations included in the Company’s Equity at September 30, 2009 and December 31, 2008 was $19,280 and $9,944, respectively. Accumulated Other Comprehensive Income was factored in when the Company recorded the impairment loss of $33,695.

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
The Process Industries segment provides bearings, power transmission components and related products and services. Customers of the Process Industries segment include original equipment manufacturers of power transmission, energy and heavy industries machinery and equipment, including rolling mills, cement and aggregate processing equipment, paper mills, sawmills, printing presses, cranes, hoists, drawbridges, wind energy turbines, gear drives, drilling equipment, coal conveyors and crushers and food processing equipment. Customers also include aftermarket distributors of products other than those for steel and automotive applications. The Company’s strategy for the Process Industries segment is to pursue growth in selected industrial market sectors and in the aftermarket and to achieve a leadership position in Asia. In December 2007, the Company announced the establishment of a joint venture, Timken XEMC (Hunan) Bearings Co., Ltd., to manufacture ultra-large-bore bearings for the growing Chinese wind energy market. In October 2008, the joint venture broke ground on a new wind energy plant to be built in China. Bearings produced at this facility are expected to be available in 2010. In October 2008, the Company announced that it would expand production at its Tyger River facility in Union, South Carolina to make ultra-large-bore bearings to serve wind-turbine manufacturers in North America.
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
In addition to specific segment initiatives, the Company has been making strategic investments in business processes and systems. Project O.N.E. is a multi-year program, which began in 2005, designed to improve the Company’s business processes and systems. The Company expects to invest approximately $210 million to $220 million, which includes internal and external costs, to implement Project O.N.E. As of September 30, 2009, the Company has incurred costs of approximately $209.1 million, of which approximately $118.8 million have been capitalized to the Consolidated Balance Sheet. During 2008 and 2007, the Company completed the installation of Project O.N.E. for the majority of the Company’s domestic operations and a major portion of its European operations. On April 1, 2009, the Company completed the next installation of Project O.N.E. for the majority of the Company’s remaining European operations, as well as certain other facilities in North America and India. With the completion of the April 2009 installation of Project O.N.E., approximately 80% of the Bearings and Power Transmission Group’s global sales flow through the new system. The next installation of Project O.N.E. is expected to be completed in April 2010.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
On July 29, 2009, the Company announced it had signed an agreement to sell the assets of its Needle Roller Bearings (NRB) operations to JTEKT Corporation. Upon closing of the transaction, which is expected to occur by the end of 2009 subject to customary regulatory approvals and the satisfaction or waiver of other closing conditions, the Company will receive approximately $330 million in cash proceeds for these operations (including certain receivables to be retained by the Company), subject to working capital adjustments. The NRB operations manufacture highly engineered needle roller bearings, including an extensive range of radial and thrust needle roller bearings, as well as bearing assemblies and loose needles, for automotive and industrial applications. The NRB operations have facilities in the United States, Canada, Europe and China. The NRB operations had 2008 sales of approximately $620 million and were previously included in the Company’s Mobile Industries, Process Industries and Aerospace and Defense reportable segments. The Mobile Industries segment accounted for approximately 80 percent of the 2008 sales of the NRB operations. The results of operations were reclassified as Discontinued Operations during the third quarter of 2009 as the NRB operations met all the criteria for discontinued operations, including assets held for sale. Previous results for 2009 and 2008 have been reclassified to conform to the presentation under Discontinued Operations. The Company incurred a pretax impairment loss of approximately $33.7 million during the third quarter of 2009 as the projected proceeds from the sale of NRB operations were lower than net book value of the net assets expected to be transferred as a result of sale of the NRB operations to JTEKT Corporation. Refer to Note 18 — Divestitures in the Notes to Consolidated Financial Statements for additional discussion.
Financial Overview

Overview:

	3Q 2009	3Q 2008	$ Change	% Change

(Dollars in millions, except earnings per share)
Net sales	$763.6	$1,336.4	$(572.8)	(42.9)%
(Loss) income from continuing operations	(18.9)	125.0	(143.9)	(115.1)%
(Loss) income from discontinued operations	(30.8)	6.5	(37.3)	(573.8)%
Income attributable to noncontrolling interest	0.4	1.1	(0.7)	(63.6)%
Net (loss) income attributable to The Timken Company	(50.1)	130.4	(180.5)	(138.4)%

Diluted (loss) earnings per share:
Continuing operations	$(0.20)	$1.28	$(1.48)	(115.6)%
Discontinued operations	(0.32)	0.07	(0.39)	(557.1)%
Diluted (loss) earnings per share	$(0.52)	$1.35	$(1.87)	(138.7)%
Average number of shares — diluted	96,176,091	96,103,130	—	0.1%

	YTD 2009	YTD 2008	$ Change	% Change

(Dollars in millions, except earnings per share)
Net sales	$2,367.0	$3,942.8	$(1,575.8)	(40.0)%
(Loss) income from continuing operations	(58.8)	280.7	(339.5)	(120.9)%
(Loss) income from discontinued operations	(59.9)	26.1	(86.0)	NM
(Loss) income attributable to noncontrolling interest	(4.9)	3.0	(7.9)	(263.3)%
Net (loss) income attributable to The Timken Company	(113.8)	303.8	(417.6)	(137.5)%

Diluted (loss) earnings per share:
Continuing operations	$(0.56)	$2.87	$(3.43)	(119.5)%
Discontinued operations	(0.62)	0.27	(0.89)	(329.6)%
Diluted (loss) earnings per share	$(1.18)	$3.14	$(4.32)	(137.6)%
Average number of shares — diluted	96,111,847	95,968,659	—	0.1%

Net sales for the third quarter of 2009 were approximately $0.76 billion, compared to $1.34 billion in the third quarter of 2008, a decrease of 42.9%. Net sales for the first nine months of 2009 were approximately $2.37 billion, compared to $3.94 billion in the first nine months of 2008, a decrease of 40.0%. Sales were lower across all business segments for the third quarter of 2009. Sales for the first nine months of 2009 were lower across all business segments except for the Aerospace and Defense segment. The decrease in sales was primarily driven by lower volume and lower surcharges in the Steel segment, partially offset by the impact of favorable pricing.
The Company’s third quarter and first nine months results reflect the deterioration of most market sectors as a result of the current global economic downturn. The impact of lower volume and higher restructuring charges, as a result of actions taken to align the Company’s businesses with current demand, was partially offset by lower raw material costs and lower selling and administrative costs. Additionally, the Company’s results from continuing operations for the first nine months of 2008 reflected a pretax gain of $20.2 million on the sale of the Company’s former seamless steel tube manufacturing facility located in Desford, England.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Outlook
The Company’s outlook for 2009 reflects a deteriorating global economic climate that is expected to last through the remainder of the year, impacting most of the Company’s market sectors. Lower sales, compared to 2008, are expected in all business segments except for the Aerospace and Defense segment. A significant portion of the decrease in Steel segment sales is expected to be due to lower surcharges to recover raw material and energy costs, which were at historically high levels during the middle of 2008, but declined dramatically towards the end of 2008. The Company’s results will continue to reflect lower margins as a result of the lower volume and surcharges, partially offset by improved pricing, lower raw material costs and lower selling, administrative and general expenses. In the first quarter of 2009, the Company announced that it planned to eliminate approximately 400 sales and administrative salaried positions and implement other cost savings initiatives that are targeted to save approximately $80 million in annual selling and administrative expenses.
The Company expects to generate cash from operations for the full year of 2009 as a result of working capital reductions and lower income taxes, partially offset by higher pension contributions. In addition, the Company expects to reduce capital expenditures by approximately 50% in 2009, compared to 2008.
The Statement of Income

Sales by Segment:

	3Q 2009	3Q 2008	$ Change	Change

(Dollars in millions)
Mobile Industries	$327.6	$426.5	$(98.9)	(23.2)%
Process Industries	186.4	316.9	(130.5)	(41.2)%
Aerospace and Defense	100.2	104.7	(4.5)	(4.3)%
Steel	149.4	488.3	(338.9)	(69.4)%

Total Company	$763.6	$1,336.4	$(572.8)	(42.9)%

	YTD 2009	YTD 2008	$ Change	Change

(Dollars in millions)
Mobile Industries	$920.4	$1,397.6	$(477.2)	(34.1)%
Process Industries	616.9	895.6	(278.7)	(31.1)%
Aerospace and Defense	318.7	302.2	16.5	5.5%
Steel	511.0	1,347.4	(836.4)	(62.1)%

Total Company	$2,367.0	$3,942.8	$(1,575.8)	(40.0)%

Net sales for the third quarter of 2009 decreased $572.8 million, or 42.9%, compared to the third quarter of 2008, primarily due to lower volume of approximately $420 million across all business segments, lower surcharges in the Steel segment of approximately $215 million and the effect of foreign currency exchange rate changes of approximately $15 million, partially offset by improved pricing and favorable sales mix of approximately $55 million.
Net sales for the first nine months of 2009 decreased $1.58 billion, or 40.0%, compared to the first nine months of 2008, primarily due to lower volume of approximately $1.2 billion across all business segments, except for the Aerospace and Defense segment, lower surcharges in the Steel segment of approximately $475 million and the effect of foreign currency exchange rate changes of approximately $145 million. These decreases were partially offset by improved pricing and favorable sales mix of approximately $180 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gross Profit:

	3Q 2009	3Q 2008	$ Change	Change

(Dollars in millions)
Gross profit	$129.6	$381.5	$(251.9)	(66.0)%
Gross profit % to net sales	17.0%	28.6%	—	(1,160	) bps
Rationalization expenses included in cost of products sold	$1.0	$0.3	$0.7	NM

	YTD 2009	YTD 2008	$ Change	Change

(Dollars in millions)
Gross profit	$409.5	$974.0	$(564.5)	(58.0)%
Gross profit % to net sales	17.3%	24.7%	—	(740	) bps
Rationalization expenses included in cost of products sold	$3.6	$1.8	$1.8	100.0%

Gross profit decreased in the third quarter of 2009, compared to the third quarter of 2008, due to the impact of lower sales volume across most market sectors of approximately $190 million, lower surcharges in the Steel segment of $215 million and higher manufacturing costs of approximately $50 million, partially offset by lower raw material costs of approximately $195 million, improved pricing and sales mix of approximately $20 million and lower logistics costs of approximately $30 million. The higher manufacturing costs were primarily driven by the Mobile Industries and Steel segments as a result of the underutilization of plant capacity. The lower raw material costs are primarily due to lower scrap steel costs as scrap steel and other raw material costs have fallen in 2009 from historically high levels in 2008.
Gross profit decreased in the first nine months of 2009, compared to the first nine months of 2008, due to the impact of lower sales volume across most market sectors of approximately $445 million, lower surcharges in the Steel segment of $475 million and higher manufacturing costs of approximately $250 million, partially offset by lower raw material costs of approximately $400 million, improved pricing and sales mix of approximately $145 million and lower logistics costs of approximately $85 million.
In the third quarter and the first nine months of 2009, rationalization expenses included in cost of products sold primarily related to the continued rationalization of Process Industries’ Canton, Ohio bearing manufacturing facilities. In the third quarter and first nine months of 2008, rationalization expenses included in cost of products sold primarily related to certain Mobile Industries’ domestic manufacturing facilities, the closure of the Company’s seamless steel tube manufacturing operations located in Desford, England and the continued rationalization of Process Industries’ Canton, Ohio bearing manufacturing facilities. Rationalization expenses in the respective periods of 2009 and 2008 primarily consisted of accelerated depreciation and relocation of equipment.

Selling, Administrative and General Expenses:

	3Q 2009	3Q 2008	$ Change	Change

(Dollars in millions)
Selling, administrative and general expenses	$107.2	$176.5	$(69.3)	(39.3)%
Selling, administrative and general expenses % to net sales	14.0%	13.2%	—	80	bps
Rationalization expenses included in selling, administrative and general expenses	$0.5	$(0.4)	$0.9	NM

	YTD 2009	YTD 2008	$ Change	Change

(Dollars in millions)
Selling, administrative and general expenses	$358.7	$517.6	$(158.9)	(30.7)%
Selling, administrative and general expenses % to net sales	15.2%	13.1%	—	210	bps
Rationalization expenses included in selling, administrative and general expenses	$1.6	$1.7	$(0.1)	(5.9)%

The decrease in selling, administrative and general expenses in the third quarter of 2009, compared to the third quarter of 2008, was primarily due to restructuring initiatives and lower discretionary spending on items such as travel and professional fees of approximately $45 million and lower performance-based compensation of approximately $20 million. The decrease in selling, administrative and general expenses in the first nine months of 2009, compared to the first nine months of 2008, was primarily due to restructuring initiatives and lower discretionary spending on items such as travel and professional fees of approximately $100 million, lower performance-based compensation of approximately $40 million and lower bad debt expense of approximately $15 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
In the third quarter and first nine months of 2009, the rationalization expenses included in selling, administrative and general expenses primarily related to exit costs for associates exiting the Company. In the third quarter and first nine months of 2008, the rationalization expenses included in selling, administrative and general expenses primarily related to the rationalization of the Process Industries’ Canton, Ohio bearing facilities and costs associated with vacating the Torrington, Connecticut office complex.

Impairment and Restructuring Charges:

	3Q 2009	3Q 2008	$ Change

(Dollars in millions)
Impairment charges	$—	$—	$—
Severance and related benefit costs	18.8	0.5	18.3
Exit costs	0.8	1.9	(1.1)

Total	$19.6	$2.4	$17.2

	YTD 2009	YTD 2008	$ Change

(Dollars in millions)
Impairment charges	$34.8	$0.1	$34.7
Severance and related benefit costs	46.3	3.7	42.6
Exit costs	3.0	3.7	(0.7)

Total	$84.1	$7.5	$76.6

The following discussion explains the major impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above. See Note 12 — Impairment and Restructuring for further details by segment.
Selling and Administrative Cost Reductions
In March 2009, the Company announced the realignment of its organization to improve efficiency and reduce costs as a result of the economic downturn. The Company had targeted pretax savings of approximately $30 million to $40 million in annual selling and administrative costs. In April 2009, in light of the Company’s revised forecast indicating significantly reduced sales and earnings for the year, the Company expanded the target to approximately $80 million. The implementation of these savings began in the first quarter of 2009 and is expected to be substantially completed by the end of the fourth quarter of 2009, with full-year savings expected to be achieved in 2010. As the Company streamlines its operating structure, it expects to cut up to 400 sales and administrative associate positions in 2009, incurring severance costs of approximately $15 million to $20 million. During the first nine months of 2009, the Company recorded $10.6 million of severance and related benefit costs related to this initiative to eliminate approximately 270 associates. Of the $10.6 million charge for the first nine months of 2009, $4.5 million related to the Mobile Industries segment, $1.9 million related to the Process Industries segment, $0.6 million related to the Aerospace and Defense segment, $1.5 million related to the Steel segment and $2.1 million related to Corporate.
Manufacturing Workforce Reductions
During the third quarter and first nine months of 2009, the Company recorded $13.6 million and $28.8 million, respectively, in severance and related benefit costs, including a curtailment of pension benefits of $1.6 million for the first nine months of 2009, to eliminate approximately 3,000 associates to properly align its business as a result of the current downturn in the economy and expected market demand. Of the $13.6 million charge, $10.3 million related to the Mobile Industries segment, $2.3 million related to the Process Industries segment and $1.0 million related to the Aerospace and Defense segment. Of the $28.8 million charge, $20.6 million related to the Mobile Industries segment, $4.8 million related to the Process Industries segment, $1.7 million related to the Aerospace and Defense segment and $1.7 million related to the Steel segment.
Bearings and Power Transmission Reorganization
In August 2007, the Company announced the realignment of its management structure. During the first quarter of 2008, the Company began to operate under two major business groups: the Steel Group and the Bearings and Power Transmission Group. The Bearings and Power Transmission Group includes three reportable segments: Mobile Industries, Process Industries and Aerospace and Defense. The Company realized pretax savings of approximately $18 million in 2008 as a result of these changes. During the first nine months of 2008, the Company recorded $1.9 million of severance and related benefit costs related to this initiative. The majority of the severance charge related to the Mobile segment.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Torrington Campus
On July 20, 2009, the Company sold the remaining portion of its Torrington, Connecticut office complex. In anticipation of the loss that the Company expected to record upon completion of the sale of the office complex, the Company recorded an impairment charge of $6.4 million during the second quarter of 2009. During the third quarter of 2009, the Company recorded an additional loss of approximately $0.7 million in Other (expense) income, net on the sale of the remaining portion of this office complex.
Mobile Industries
In March 2007, the Company announced the planned closure of its manufacturing facility in Sao Paulo, Brazil. The closure of this manufacturing facility was subsequently delayed to serve higher customer demand. However, with the current downturn in the economy, the Company believes it will close this facility before the end of 2010. This closure is targeted to deliver annual pretax savings of approximately $5 million, with expected pretax costs of approximately $25 million to $30 million, which includes restructuring costs and rationalization costs recorded in cost of products sold and selling, administrative and general expenses. Due to the delay in the closure of this manufacturing facility, the Company expects to realize the $5 million of annual pretax savings before the end of 2010, once this facility closes. Mobile Industries has incurred cumulative pretax costs of approximately $22.0 million as of September 30, 2009 related to this closure. During the third quarter and first nine months of 2009, the Company recorded $1.3 million and $2.5 million, respectively, of severance and related benefit costs and exit costs of $0.7 million and $1.5 million, respectively, associated with the planned closure of the Company’s Sao Paulo, Brazil manufacturing facility. During the third quarter and first nine months of 2008, the Company recorded $0.6 million and $1.6 million, respectively, of severance and related benefit costs and exit costs of $0.8 million associated with the planned closure of the Company’s Sao Paulo, Brazil manufacturing facility.
In addition to the above charges, the Company recorded impairment charges of $0.9 million during the first nine months of 2009 related to an impairment of fixed assets at one of its facilities in France as a result of the carrying value of these assets exceeding expected future cash flows.
Process Industries
In May 2004, the Company announced plans to rationalize its three bearing plants in Canton, Ohio within the Process Industries segment. This rationalization initiative is expected to deliver annual pretax savings of approximately $35 million through streamlining operations and workforce reductions, with expected pretax costs of approximately $70 million to $80 million (including pretax cash costs of approximately $50 million), by the end of 2009.
The Company recorded exit costs of $0.2 million during the third quarter of 2009 related to Process Industries’ rationalization plans. During the first nine months of 2009, the Company recorded impairment charges of $27.7 million and exit costs of $1.6 million. During the third quarter and first nine months of 2008, the Company recorded exit costs of $0.2 million and $1.6 million as a result of Process Industries’ rationalization plans. The significant impairment charge recorded during the first nine months of 2009 is a result of the rapid deterioration of the market sectors served by one of the rationalized plants resulting in the carrying value of the fixed assets for this plant exceeding their future cash flows. The Company expects to close this facility by the end of 2009. The Process Industries segment has incurred cumulative pretax costs of approximately $68.0 million (including approximately $25.3 million of pretax cash costs) as of September 30, 2009 for these rationalization plans, including rationalization costs recorded in cost of products sold and selling, administrative and general expenses. As of September 30, 2009, the Process Industries segment has realized approximately $15 million in annual pretax savings.
In October 2009, the Company announced the consolidation of its distribution centers in Bucyrus, Ohio and Spartanburg, South Carolina into a larger, leased facility in the region surrounding the existing Spartanburg location. The closure of the Bucyrus Distribution Center will displace approximately 290 employees. During the third quarter of 2009, the Company recorded $4.5 million of severance and related benefit costs related to this closure.
Steel
In April 2007, the Company completed the closure of its seamless steel tube manufacturing facility located in Desford, England. The Company recorded $0.4 million of exit costs during the first nine months of 2008 related to this action.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rollforward of Restructuring Accruals:

	Sept. 30, 2009	Dec. 31, 2008

(Dollars in millions)
Beginning balance, January 1	$17.0	$19.0
Expense	47.7	12.7
Payments	(29.8)	(14.7)

Ending balance	$34.9	$17.0

The restructuring accrual at September 30, 2009 and December 31, 2008 is included in Accounts payable and other liabilities on the Consolidated Balance Sheet. The restructuring accrual at September 30, 2009 excludes costs related to the curtailment of pension benefit plans of $1.6 million. The accrual at September 30, 2009 includes $27.5 million of severance and related benefits, with the remainder of the balance primarily representing environmental exit costs. The majority of the $27.5 million accrual relating to severance and related benefits is expected to be paid by the middle of 2010. In addition to the restructuring accrual presented above, the Company has approximately $1.8 million of restructuring accruals at September 30, 2009 related to the NRB operations that will be retained by the Company. The expense related to these retained restructuring accruals has been reclassified to discontinued operations.

Interest Expense and Income:

	3Q 2009	3Q 2008	$ Change	% Change

(Dollars in millions)
Interest expense	$10.3	$11.0	$(0.7)	(6.4)%
Interest income	$0.3	$1.4	$(1.1)	(78.6)%

	YTD 2009	YTD 2008	$ Change	% Change

(Dollars in millions)
Interest expense	$27.2	$33.4	$(6.2)	(18.6)%
Interest income	$1.3	$4.3	$(3.0)	(69.8)%

Interest expense for the third quarter and first nine months of 2009 decreased compared to the third quarter and first nine months of 2008, primarily due to lower average debt outstanding, which more than offset the impact of higher borrowing costs. Interest income for the third quarter and first nine months of 2009 decreased compared to the same periods in the prior year primarily due to lower interest rates on invested cash balances.

Other Income and Expense:

	3Q 2009	3Q 2008	$ Change	% Change

(Dollars in millions)
(Loss) on divestitures of non-strategic assets	$(2.0)	$—	$(2.0)	NM
(Loss) on dissolution of subsidiaries	(0.6)	(0.5)	(0.1)	(20.0)%
Other (expense) income	(1.9)	0.5	(2.4)	NM

Other (expense) income, net	$(4.5)	$—	$(4.5)	NM

	YTD 2009	YTD 2008	$ Change	% Change

(Dollars in millions)
(Loss) gain on divestitures of non-strategic assets	$(0.7)	$20.5	$(21.2)	(103.4)%
Gain (loss) on dissolution of subsidiaries	0.1	(0.5)	0.6	120.0%
Other income (expense)	3.9	(4.2)	8.1	192.9%

Other (expense) income, net	$3.3	$15.8	$(12.5)	(79.1)%

The loss on divestitures of non-strategic assets for the third quarter of 2009 reflects an impairment loss on the Company’s joint venture, Endorsia.com International AB, of $1.3 million and a loss of $0.7 million on the sale of the remaining portion of the Company’s former office complex located in Torrington, Connecticut. For the first nine months of 2009, this impairment loss is offset by a gain of $0.6 million on the sale of the Company’s former office complex located in Torrington, Connecticut. The sale of the Torrington office complex occurred in two separate transactions; one in the first quarter of 2009 resulting in a gain of $1.3 million and the other in the third quarter of 2009 resulting in the loss of $0.7 million mentioned above. The gain on divestitures of non-strategic assets for the first nine months of 2008 primarily related to the sale of the Company’s former seamless steel tube manufacturing facility located in Desford, England. In February 2008, the Company completed the sale of this facility, resulting in a pretax gain of approximately $20.4 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
For the third quarter of 2009, other (expense) income, net primarily consisted of $3.1 million of losses on the disposal of fixed assets, partially offset by capital gains of $0.4 million on the Company’s available-for-sale investments and $0.4 million of royalty income. For the third quarter of 2008, other (expense) income, net primarily consisted of $2.8 million of foreign currency exchange gains, offset by $1.2 million of donations and $1.1 million of losses on the disposal of fixed assets. For the first nine months of 2009, other (expense) income, net primarily consisted of $6.1 million of foreign currency exchange gains and royalty income of $1.1 million, partially offset by $4.9 million of losses on the disposal of fixed assets and $1.7 million of losses from equity investments. For the first nine months of 2008, other (expense) income, net primarily consisted of $4.9 million of losses on the disposal of fixed assets and $3.1 million of donations, partially offset by gains on equity investments of $1.6 million and $1.2 million of foreign currency exchange gains.
Income Tax Expense:

	3Q 2009	3Q 2008	$ Change

(Dollars in millions)
Income tax expense	$7.1	$68.1	$(61.0)
Effective tax rate	(60.4)%	35.3%	—

	YTD 2009	YTD 2008	$ Change

(Dollars in millions)
Income tax expense	$2.9	$155.1	$(152.2)
Effective tax rate	(5.2)%	35.6%	—

The effective tax rates in the third quarter and first nine months of 2009 were unfavorable relative to the same periods in 2008, primarily due to increased losses at certain foreign subsidiaries where no tax benefit could be recorded.
The effective tax rates on the pretax losses for the third quarter and first nine months of 2009 were unfavorable relative to the U.S. federal statutory tax rate primarily due to losses at certain foreign subsidiaries where no tax benefit could be recorded, as well as the net impact of discrete tax adjustments recorded during the periods. These items were partially offset by the earnings in certain foreign jurisdictions where the effective tax rate is less than 35% and the net effect of other U.S. tax items. Application of interim period income tax accounting rules has caused significant volatility in the 2009 quarterly effective tax rates. For the full year of 2009, the Company expects its effective tax rate to be in the range of 25% to 30%.
Discontinued Operations:

	3Q 2009	3Q 2008	$ Change	% Change

(Dollars in millions)
Operating results, net of tax	$(30.8)	$6.5	(37.3)	NM

	YTD 2009	YTD 2008	$ Change	$ Change

(Dollars in millions)

Operating results, net of tax	$(59.9)	$26.1	(86.0)	NM

In July 2009, the Company announced it had signed an agreement to sell the assets of its NRB operations to JTEKT Corporation. The transaction is expected to close by the end of 2009, subject to customer regulatory approvals and the satisfaction and waiver of other closing conditions. Discontinued operations represent the operating results of this business. In the third quarter of 2009, the results of operations, net of tax, were a loss of $30.8 million, compared to income of $6.5 million for the third quarter of 2008, primarily due to a deterioration of the markets served by the NRB operations. The third quarter of 2009 also reflects a pretax impairment loss of $33.7 million and pension curtailment of $6.2 million (a total of $25.1 million after-tax) as a result of the projected proceeds from the sale of NRB operations being lower than the net book value of the net assets expected to be transferred as a result of the sale of the NRB operations to JTEKT Corporation. The third quarter of 2009 also reflects other pretax severance and related benefit costs of $8.7 million. For the first nine months of 2009, the results of discontinued operations, net of tax, were a loss of $59.9 million, compared to income of $26.1 million for the third quarter of 2009, primarily due to a deterioration of the markets served by the NRB operations and charges recorded as a result of restructuring initiatives. Including the impairment loss recorded during the third quarter of 2009, the first nine months of 2009 include pretax impairment losses of $34.5 million, pretax pension curtailments of $6.2 million and other pretax charges related to severance and related benefits of $13.1 million. Refer to Note 18 — Divestitures in the Notes to Consolidated Financial Statements for additional discussion.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Net Income (Loss) Attributable to Noncontrolling Interest:

	3Q 2009	3Q 2008	$ Change	% Change

(Dollars in millions)

Net income attributable to noncontrolling interest	$0.4	$1.1	(0.7)	(63.6)%

	YTD 2009	YTD 2008	$ Change	$ Change

(Dollars in millions)

Net (loss) income attributable to noncontrolling interest	$(4.9)	$3.0	(7.9)	NM

On January 1, 2009, the Company implemented new accounting rules related to noncontrolling interests. The new accounting rules establish requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) to be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. In addition, the new accounting rules require that net income (loss) attributable to parties other than the Company be separately reported on the Consolidated Statement of Income. In the third quarter of 2009, the net income attributable to noncontrolling interest decreased $0.7 million, compared to the third quarter of 2008, as a result of lower volume for subsidiaries in which the Company holds less than 100% ownership. For the first nine months of 2009, the net income (loss) attributable to noncontrolling interest was a loss of $4.9 million, compared to income of $3.0 million for the first nine months of 2008. In the first quarter of 2009, net (loss) income attributable to noncontrolling interest increased by $6.1 million due to a correction of an error related to the $48.8 million goodwill impairment loss the Company recorded in the fourth quarter of 2008 for the Mobile Industries segment. In recording the goodwill impairment loss in the fourth quarter of 2008, the Company did not fully recognize that a portion of the goodwill impairment loss related to two separate subsidiaries in which the Company holds less than 100% ownership. As a result, the Company’s 2008 financial statements were understated by $6.1 million and the Company’s first quarter 2009 financial statements were overstated by $6.1 million. Management concluded the effect of the first quarter adjustment was not material to the Company’s 2008 and first quarter 2009 financial statements, as well as the projected full-year 2009 financial statements.
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
On July 29, 2009, the Company announced it had signed an agreement to sell the assets of its NRB operations to JTEKT Corporation. The financial results for the NRB operations have been reclassified to Discontinued Operations for all periods presented. Segment results for 2009 and 2008 have been reclassified to conform to the discontinued operations presentation.
Mobile Industries Segment:

	3Q 2009	3Q 2008	$ Change	Change

(Dollars in millions)

Net sales, including intersegment sales	$327.6	$426.5	$(98.9)		(23.2)%
Adjusted EBIT	$13.7	$8.7	$5.0		57.5%
Adjusted EBIT margin	4.2%	2.0%	—	220	bps

	YTD 2009	YTD 2008	$ Change	Change

(Dollars in millions)

Net sales, including intersegment sales	$920.4	$1,397.6	$(477.2)		(34.1)%
Adjusted EBIT (loss)	$(0.6)	$43.4	$(44.0)		(101.4)%
Adjusted EBIT (loss) margin	(0.1)%	3.1%	—	(320	) bps

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

	3Q 2009	3Q 2008	$ Change	Change

(Dollars in millions)

Net sales, including intersegment sales	$327.6	$426.5	$(98.9)	(23.2)%
Currency	(9.3)	—	(9.3)	NM

Net sales, excluding the impact of currency	$336.9	$426.5	$(89.6)	(21.0)%

	YTD 2009	YTD 2008	$ Change	Change

(Dollars in millions)

Net sales, including intersegment sales	$920.4	$1,397.6	$(477.2)	(34.1)%
Currency	(75.7)	—	(75.7)	NM

Net sales, excluding the impact of currency	$996.1	$1,397.6	$(401.5)	(28.7)%

The Mobile Industries segment’s net sales, excluding the effects of currency-rate changes, decreased 21.0% for the third quarter of 2009, compared to the third quarter of 2008, primarily due to lower volume of approximately $110 million, partially offset by improved pricing and favorable sales mix of approximately $20 million. The lower volume was seen across all market sectors, led by a 55% decline in heavy truck demand and a 53% decline in global off-highway demand. Adjusted EBIT was higher in the third quarter of 2009 compared to the third quarter of 2008, primarily due to lower selling, administrative and general expense of approximately $35 million, improved pricing and favorable sales mix of approximately $5 million, lower material costs of approximately $20 million and lower logistics costs of approximately $10 million, partially offset by the impact of underutilization of manufacturing capacity of approximately $35 million and the impact of lower demand of $30 million. The lower selling, administrative and general expenses reflect actions taken by management to align business activities with market conditions.
The Mobile Industries segment’s net sales, excluding the effects of currency-rate changes, decreased 28.7% for the first nine months of 2009, compared to the first nine months of 2008, primarily due to lower volume of approximately $435 million, partially offset by improved pricing and favorable sales mix of approximately $65 million. The lower volume was seen across all market sectors, led by a 31% decline in light vehicle demand, a 57% decline in heavy truck demand and a 45% decline in off-highway demand. Adjusted EBIT was lower in the first nine months of 2009 compared to the first nine months of 2008, primarily due to the impact of underutilization of manufacturing capacity of approximately $140 million and the impact of lower demand of $80 million, partially offset by improved pricing and favorable sales mix of approximately $60 million, lower selling, administrative and general expenses of $85 million and lower logistics costs of approximately $40 million.
The Mobile Industries segment’s sales are expected to decrease approximately 20% to 25% in the fourth quarter of 2009, compared to the fourth quarter of 2008, as demand is expected to be down across all of the Mobile Industries’ market sectors. These decreases are expected to be partially offset by improved pricing. In addition, adjusted EBIT for the Mobile Industries segment is expected to decrease during the fourth quarter of 2009, compared to the same period of the prior year, as lower demand is partially offset by improved pricing and lower selling, administrative and general expenses. In reaction to the current and anticipated lower demand, the Mobile Industries segment reduced total employment levels by approximately 2,900 positions during the first nine months of 2009. The Company expects to continue to take actions in the Mobile Industries segment to properly align its business with market demand.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Process Industries Segment:

	3Q 2009	3Q 2008	$ Change	Change

(Dollars in millions)

Net sales, including intersegment sales	$187.0	$317.9	$(130.9)		(41.2)%
Adjusted EBIT	$16.1	$73.3	$(57.2)		(78.0)%
Adjusted EBIT margin	8.6%	23.1%	—	(1,450	) bps

	YTD 2009	YTD 2008	$ Change	Change

(Dollars in millions)

Net sales, including intersegment sales	$619.1	$897.9	$(278.8)		(31.1)%
Adjusted EBIT	$94.6	$180.9	$(86.3)		(47.7)%
Adjusted EBIT margin	15.3%	20.1%	—	(480	) bps

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

	3Q 2009	3Q 2008	$ Change	Change

(Dollars in millions)

Net sales, including intersegment sales	$187.0	$317.9	$(130.9)	(41.2)%
Currency	(4.7)	—	(4.7)	NM

Net sales, excluding the impact of currency	$191.7	$317.9	$(126.2)	(39.7)%

	YTD 2009	YTD 2008	$ Change	Change

(Dollars in millions)

Net sales, including intersegment sales	$619.1	$897.9	$(278.8)	(31.1)%
Currency	(39.3)	—	(39.3)	NM

Net sales, excluding the impact of currency	$658.4	$897.9	$(239.5)	(26.7)%

The Process Industries segment’s net sales, excluding the effects of currency-rate changes, decreased 39.7% in the third quarter of 2009, compared to the same period in the prior year, primarily due to lower volume of approximately $140 million, partially offset by improved pricing and favorable sales mix of approximately $15 million. The lower volume was seen across most market sectors, led by a 72% decline in power transmission and a 50% decline experienced by the Company’s industrial distribution channel. Adjusted EBIT was lower in the third quarter of 2009 compared to the third quarter of 2008, primarily due to the impact of lower volumes of approximately $70 million, partially offset by improved pricing and favorable sales mix of approximately $10 million.
The Process Industries segment’s net sales, excluding the effects of currency-rate changes, decreased 26.7% in the first nine months of 2009, compared to the same period in the prior year, primarily due to lower volume of approximately $310 million, partially offset by improved pricing and favorable sales mix of approximately $65 million. The lower volume was seen across most market sectors, led by a 60% decline in power transmission, a 44% decline in heavy industry and a 51% decline experienced by the Company’s industrial distribution channel. Adjusted EBIT was lower in the first nine months of 2009 compared to the first nine months of 2008, primarily due to the impact of lower volumes of approximately $155 million, partially offset by improved pricing and favorable sales mix of approximately $75 million. The Company expects lower Process Industries segment sales and adjusted EBIT for the remainder of 2009, compared to the fourth quarter of 2008, due to significantly reduced demand across most Process Industries’ market sectors. In reaction to the current and anticipated lower demand, the Process Industries segment reduced total employment levels by approximately 1,300 positions during 2009. The Process Industries segment’s sales are expected to decrease approximately 30% to 35% during the fourth quarter of 2009 as compared to fourth quarter of 2008. The Company expects to continue to take actions in the Process Industries segment to properly align its business with market demand.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Aerospace and Defense Segment:

	3Q 2009	3Q 2008	$ Change	Change

(Dollars in millions)

Net sales, including intersegment sales	$100.3	$104.7	$(4.4)		(4.2)%
Adjusted EBIT	$19.1	$9.8	$9.3		94.9%
Adjusted EBIT margin	19.0%	9.4%	—	960	bps

	YTD 2009	YTD 2008	$ Change	Change

(Dollars in millions)

Net sales, including intersegment sales	$318.8	$302.2	$16.6		5.5%
Adjusted EBIT	$56.0	$24.0	$32.0		133.3%
Adjusted EBIT margin	17.6%	7.9%	—	970	bps

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

	3Q 2009	3Q 2008	$ Change	Change

(Dollars in millions)

Net sales, including intersegment sales	$100.3	$104.7	$(4.4)	(4.2)%
Acquisitions	3.4	—	3.4	NM
Currency	(0.6)	—	(0.6)	NM

Net sales, excluding the impact of acquisitions and currency	$97.5	$104.7	$(7.2)	(6.9)%

	YTD 2009	YTD 2008	$ Change	Change

(Dollars in millions)

Net sales, including intersegment sales	$318.8	$302.2	$16.6	5.5%
Acquisitions	9.2	—	9.2	NM
Currency	(4.0)	—	(4.0)	NM

Net sales, excluding the impact of acquisitions and currency	$313.6	$302.2	$11.4	3.8%

The Aerospace and Defense segment’s net sales, excluding the impact of acquisitions and currency-rate changes, decreased 6.9% in the third quarter of 2009, compared to the third quarter of 2008, as a result of reduced demand across commercial and civil aircraft markets, partially offset by continued strength of defense markets. Profitability for the third quarter of 2009, compared to the third quarter of 2008, improved approximately $9 million primarily due to structural profitability improvements and improved pricing.
The Aerospace and Defense segment’s net sales, excluding the impact of acquisitions and currency-rate changes, increased 3.8% in the first nine months of 2009, compared to the first nine months of 2008, as a result of improved pricing and favorable sales mix of approximately $10 million. Adjusted EBIT for the first nine months of 2009, compared to the first nine months of 2008, improved primarily due to leveraging these increases in sales with improved manufacturing performance. The Company expects the Aerospace and Defense segment to see a modest increase in sales for the full year of 2009, compared to 2008, as a result of the continued integration of the acquisition of The Purdy Corporation, acquired in October 2007, which has a strong defense-oriented profile, and the benefits from the inclusion of a full year of sales from the EXTEX acquisition. The Aerospace and Defense segment’s adjusted EBIT is expected to improve in 2009 from 2008, leveraging improved manufacturing performance and the integration of acquisitions. The Aerospace and Defense segment has reduced employment by approximately 400 associates during 2009 as a result of profitability improvement initiatives.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Steel Segment:
	3Q 2009	3Q 2008	$ Change	Change

(Dollars in millions)

Net sales, including intersegment sales	$157.9	$536.5	$(378.6)		(70.6)%
Adjusted EBIT (loss)	$(20.3)	$133.8	$(154.1)		(115.2)%
Adjusted EBIT (loss) margin	(12.9)%	24.9%	—	(3,780	) bps

	YTD 2009	YTD 2008	$ Change	Change

(Dollars in millions)

Net sales, including intersegment sales	$541.4	$1,480.5	$(939.1)		(63.4)%
Adjusted EBIT (loss)	$(60.4)	$267.5	$(327.9)		(122.6)%
Adjusted EBIT (loss) margin	(11.2)%	18.1%	—	(2,930	) bps

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

	3Q 2009	3Q 2008	$ Change	Change

(Dollars in millions)

Net sales, including intersegment sales	$157.9	$536.5	$(378.6)	(70.6)%
Acquisitions	—	—	—	NM
Currency	(1.6)	—	(1.6)	NM

Net sales, excluding the impact of acquisitions and currency	$159.5	$536.5	$(377.0)	(70.3)%

	YTD 2009	YTD 2008	$ Change	Change

(Dollars in millions)

Net sales, including intersegment sales	$541.4	$1,480.5	$(939.1)	(63.4)%
Acquisitions	7.5	—	7.5	NM
Currency	(5.2)	—	(5.2)	NM

Net sales, excluding the impact of acquisitions and currency	$539.1	$1,480.5	$(941.4)	(63.6)%

The Steel segment’s net sales for the third quarter of 2009, excluding the effect of acquisitions and currency-rate changes, decreased 70.3% compared to the third quarter of 2008 primarily due to lower volume of approximately $165 million across all market sectors and lower surcharges in the third quarter of 2009, compared to the third quarter of 2008. Surcharges decreased to $21.0 million in the third quarter of 2009 from $234.4 million in the third quarter of 2008. Surcharges are a pricing mechanism that the Company uses to recover scrap steel, energy and certain alloy costs, which are derived from published monthly indices. The average scrap index for the third quarter of 2009 was $311 per ton compared to $759 per ton for the third quarter of 2008. Steel shipments for the third quarter of 2009 were 132,306 tons, compared to 281,341 tons for the third quarter of 2008, a decrease of 53.0%. The Steel segment’s average selling price, including surcharges, was $1,194 per ton for the third quarter of 2009, compared to an average selling price of $1,907 per ton for the third quarter of 2008. The decrease in the average selling prices was primarily the result of lower surcharges. The lower surcharges were the result of lower prices for certain input raw materials, especially scrap steel, natural gas and molybdenum.
The Steel segment’s adjusted EBIT decreased $154.1 million in the third quarter of 2009, compared to the third quarter of 2008, primarily due to lower surcharges of $213 million, the impact of lower sales volume of approximately $85 million and the impact of the underutilization of capacity of approximately $15 million, partially offset by lower raw material costs of approximately $165 million and lower LIFO charges of $14 million. In the third quarter of 2009, the Steel segment recognized LIFO income of $4 million, compared to LIFO income of $18 million in the third quarter of 2008. Raw material costs consumed in the manufacturing process, including scrap steel, alloys and energy, decreased 77% in the third quarter of 2009 compared to the same period in the prior year to an average cost of $150 per ton.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The Steel segment’s net sales for the first nine months of 2009, excluding the effects of acquisitions and currency-rate changes, decreased 63.6% compared to the first nine months of 2008 primarily due to lower volume of approximately $480 million across all market sectors and lower surcharges in the first nine months of 2009, compared to the first nine months of 2008. Surcharges decreased to $69.3 million in the first nine months of 2009 from $543.7 million in the first nine months of 2008. The average scrap index for the first nine months of 2009 was $243 per ton compared to $615 per ton for the first nine months of 2008. Steel shipments for the first nine months of 2009 were 444,411 tons, compared to 919,582 tons for the first nine months of 2008, a decrease of 52%. The Steel segment’s average selling price, including surcharges, was $1,218 per ton for the first nine months of 2009, compared to an average selling price of $1,610 per ton for the first nine months of 2008. The decrease in the average selling prices was primarily the result of lower surcharges. The lower surcharges were the result of lower prices for certain input raw materials, especially scrap steel, molybdenum, natural gas and nickel.
The Steel segment’s adjusted EBIT decreased $327.9 million in the first nine months of 2009, compared to the first nine months of 2008, primarily due to lower surcharges of $475 million, the impact of lower sales volume of approximately $225 million and the impact of the underutilization of capacity of approximately $90 million, partially offset by lower raw material costs of approximately $365 million and lower LIFO charges of $48 million. In the first nine months of 2009, the Steel segment recognized LIFO income of $20.3 million, compared to LIFO expense of $27.3 million in the first nine months of 2008. Raw material costs consumed in the manufacturing process, including scrap steel, alloys and energy, decreased 57% in the first nine months of 2009 compared to the first nine months in the prior year to an average cost of $247 per ton.
The Company expects the Steel segment to see a 50% to 60% decrease in sales for the remainder of 2009, compared to the fourth quarter of 2008, due to lower volume and lower average selling prices. The lower average selling prices are driven by lower surcharges as scrap steel and alloy prices have fallen substantially from historically high levels in 2008. The Company also expects lower demand across most market sectors, primarily driven by a 57% decline in energy markets and a 55% decline in industrial markets. The Company expects the Steel segment’s adjusted EBIT to be significantly lower in 2009 primarily due to the lower demand and average selling prices, partially offset by lower raw material costs and related LIFO income. Scrap, alloy and energy costs are expected to increase in the near term from current levels as global industrial production improves and then level off. As a result of lower projected year-end 2009 scrap costs and other raw material costs, compared to year-end 2008, as well as lower quantities, the Steel segment expects to recognize approximately $25 million to $30 million in LIFO income for 2009. In light of the current market demands, the Steel segment reduced total employment levels by approximately 670 positions during the first nine months of 2009. The Company will continue to take actions in the Steel segment to properly align its business with market demand.

Corporate Expense:
	3Q 2009	3Q 2008	$ Change	Change

(Dollars in millions)

Corporate Expense	$10.3	$19.0	$(8.7)	(45.8)%
Corporate expense % to net sales	1.4%	1.4%	—	0	bps

	YTD 2009	YTD 2008	$ Change	Change

(Dollars in millions)

Corporate Expense	$35.8	$54.7	$(18.9)	(34.6)%
Corporate expense % to net sales	1.5%	1.4%	—	10	bps

Corporate expenses decreased for the third quarter and first nine months of 2009, compared to the third quarter and first nine months of 2008, as a result of lower performance-based compensation and restructuring initiatives.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The Balance Sheet
Total assets as shown on the Consolidated Balance Sheet at September 30, 2009 decreased by $78.3 million from December 31, 2008. This decrease was primarily due to lower property, plant and equipment and lower working capital as a result of lower volumes and capital expenditures in 2009, partially offset by cash proceeds from the issuance of new fixed-rate unsecured Senior Notes.

Current Assets:
	Sept. 30,	Dec. 31,
	2009	2008	$ Change	% Change

(Dollars in millions)

Cash and cash equivalents	$382.9	$133.4	$249.5	187.0%
Restricted cash	248.2	—	248.2	NM
Accounts receivable, net	458.4	575.9	(117.5)	(20.4)%
Inventories, net	716.9	1,000.5	(283.6)	(28.3)%
Deferred income taxes	69.6	83.4	(13.8)	(16.5)%
Deferred charges and prepaid expenses	17.5	9.7	7.8	80.4%
Current assets of discontinued operations	364.5	182.9	181.6	99.3%
Other current assets	58.7	47.7	11.0	23.1%

Total current assets	$2,316.7	$2,033.5	$283.2	13.9%

Refer to the Consolidated Statement of Cash Flows for a discussion of the increase in cash and cash equivalents. Restricted cash represents the net proceeds received from the issuance of $250 million of fixed-rate 6.0% unsecured Senior Notes in September 2009, which will be used to redeem $250 million of fixed-rate 5.75% unsecured Senior Notes maturing in February 2010. Accounts receivable, net decreased as a result of the lower sales in the third quarter of 2009, as compared to the fourth quarter of 2008. The decrease in inventories was primarily due to lower volume and the Company’s concerted effort to decrease inventory levels, as well as lower raw material costs, partially offset by the impact of foreign currency translation. Other current assets increased primarily due to current year income taxes receivable, partially offset by the reduction of assets held for sale as a result of the sale of portions of the Torrington campus. Current assets of discontinued operations increased due to the reclassification of non-current assets related to NRB operations to current assets as a result of qualifying as assets held for sale.

Property, Plant and Equipment — Net:
	Sept. 30,	Dec. 31,
	2009	2008	$ Change	% Change

(Dollars in millions)

Property, plant and equipment	$3,655.0	$3,592.1	$62.9	1.8%
Less: allowances for depreciation	(2,229.0)	(2,075.1)	(153.9)	(7.4)%

Property, plant and equipment — net	$1,426.0	$1,517.0	$(91.0)	(6.0)%

The decrease in property, plant and equipment — net in the first nine months of 2009 was primarily due to current-year depreciation expense exceeding capital expenditures. In addition, the impact of asset impairments also reduced property, plant and equipment — net in the first nine months of 2009.

Other Assets:
	Sept. 30,	Dec. 31,
	2009	2008	$ Change	% Change

(Dollars in millions)

Goodwill	$222.2	$221.4	$0.8	0.4%
Other intangible assets	134.4	140.9	(6.5)	(4.6)%
Deferred income taxes	310.9	315.0	(4.1)	(1.3)%
Non-current assets of discontinued operations	—	269.6	(269.6)	(100.0)%
Other non-current assets	47.8	38.7	9.1	23.5%

Total other assets	$715.3	$985.6	$(270.3)	(27.4)%

The decrease in other intangible assets was primarily due to amortization expense recognized during the first nine months of 2009. The decrease in non-current assets is due to the reclassification of non-current assets related to the NRB operations to current assets, as well as the asset impairment loss recognized during the third quarter of 2009.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Current Liabilities:
	Sept. 30,	Dec. 31,
	2009	2008	$ Change	% Change

(Dollars in millions)
Short-term debt	$63.3	$91.5	$(28.2)	(30.8)%
Accounts payable and other liabilities	352.6	423.5	(70.9)	(16.7)%
Salaries, wages and benefits	147.8	217.1	(69.3)	(31.9)%
Income taxes payable	—	22.5	(22.5)	(100.0)%
Deferred income taxes	5.0	5.1	(0.1)	(2.0)%
Current liabilities of discontinued operations	44.2	21.5	22.7	105.6%
Current portion of long-term debt	268.6	17.1	251.5	NM

Total current liabilities	$881.5	$798.3	$83.2	10.4%

The decrease in short-term debt was primarily due to lower net borrowings by the Company’s foreign subsidiaries under lines of credit due to lower working capital requirements. The decrease in accounts payable and other liabilities was primarily due to lower volumes. The decrease in accrued salaries, wages and benefits was the result of the payout of 2008 performance-based compensation in the first quarter of 2009 and no accrued performance-based compensation for 2009. The decrease in income taxes payable was primarily due to income tax payments during the first nine months of 2009 and benefits recognized on the current consolidated pretax loss. The resulting receivable balance in income taxes payable was reclassified to Other current assets as of September 30, 2009. Current liabilities of discontinued operations increased due to the reclassification of non-current liabilities related to NRB operations to current liabilities as a result of qualifying as assets held for sale. The increase in the current portion of long-term debt was due to the reclassification of the Company’s $250 million 5.75% fixed-rate unsecured Senior Notes, which mature in February 2010, from non-current liabilities to current liabilities.

Non-Current Liabilities:
	Sept. 30,	Dec. 31,
	2009	2008	$ Change	% Change

(Dollars in millions)
Long-term debt	$469.1	$515.3	$(46.2)	(9.0)%
Accrued pension cost	786.6	830.0	(43.4)	(5.2)%
Accrued postretirement benefits cost	611.7	613.0	(1.3)	(0.2)%
Deferred income taxes	8.5	8.5	—	0.0%
Non-current liabilities of discontinued operations	—	23.9	(23.9)	(100.0)%
Other non-current liabilities	109.6	84.0	25.6	30.5%

Total non-current liabilities	$1,985.5	$2,074.7	$(89.2)	(4.3)%

The decrease in long-term debt was primarily due to the payment of the Company’s variable-rate unsecured Canadian note during the first nine months of 2009. In addition, the Company issued $250 million of fixed-rated unsecured Senior Notes that will mature in September 2014. This issuance was offset in long-term debt by the reclassification of the Company’s $250 million fixed-rate unsecured Senior Notes, which mature in February 2010, to current liabilities. Accrued pension cost decreased primarily due to pension contributions to the Company’s defined benefit pension plans, partially offset by pension expense. The decrease in non-current liabilities is due to the reclassification of non-current liabilities related to the NRB operations to current liabilities. Other non-current liabilities increased due in part to an increase in the Company’s accruals for uncertain tax positions.

Equity:
	Sept. 30,	Dec. 31,
	2009	2008	$ Change	% Change

(Dollars in millions)
Common stock	$892.8	$891.4	$1.4	0.2%
Earnings invested in the business	1,431.7	1,580.1	(148.4)	(9.4)%
Accumulated other comprehensive loss	(747.1)	(819.6)	72.5	(8.8)%
Treasury shares	(4.5)	(11.6)	7.1	(61.2)%
Noncontrolling interest	18.1	22.8	(4.7)	20.6%

Total equity	$1,591.0	$1,663.1	$(72.1)	(4.3)%

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Earnings invested in the business decreased in the first nine months of 2009 by a net loss of $113.8 million and dividends declared of $34.6 million. The decrease in accumulated other comprehensive loss was primarily due to the positive impact of foreign currency translation, partially offset by the recognition of prior-year service costs and actuarial losses for defined benefit pension and postretirement benefit plans. The increase in the foreign currency translation adjustment of $54.3 million was due to the weakening of the U.S. dollar relative to other currencies, such as the Brazilian real, the British pound, the South African rand, the Czech Republic koruna and the Euro. See “Foreign Currency” for further discussion regarding the impact of foreign currency translation. Treasury shares decreased in the first nine months of 2009 as a result of utilizing these shares for the Company’s stock compensation plans. Noncontrolling interest decreased in the first nine months of 2009 primarily due to net losses attributable to noncontrolling interest.

Cash Flows:
	Nine Months Ended
	September 30,
	2009	2008	$ Change

(Dollars in millions)
Net cash provided by operating activities	$424.3	$308.8	$115.5
Net cash used by investing activities	(75.6)	(209.4)	133.8
Net cash used by financing activities	(118.5)	(12.7)	(105.8)
Effect of exchange rate changes on cash	19.3	(14.5)	33.8

Increase in cash and cash equivalents	$249.5	$72.2	$177.3

Net cash provided by operating activities increased from $308.8 million for the first nine months of 2008 to $424.3 million for the first nine months of 2009 as the result of higher cash provided by working capital items, particularly inventories and accounts receivable, partially offset by lower net income adjusted for impairment charges, higher defined benefit pension plan contributions and lower cash provided from discontinued operations. Inventories provided cash of $311.5 million in the first nine months of 2009 after using cash of $213.4 million in the first nine months of 2008. Accounts receivable provided cash of $128.4 million in the first nine months of 2009 after using cash of $81.2 million in the first nine months of 2008. Inventories and accounts receivable provided cash in the first nine months of 2009 primarily due to lower volumes and the Company’s concerted effort to improve working capital. Accounts payable and accrued expenses, including income taxes, were a net use of cash of $169.4 million for the first nine months of 2009 after providing cash of $97.1 million for the first nine months of 2008. Net income (including discontinued operations), adjusted for impairment charges, decreased $303.3 million in the first nine months of 2009, compared to the first nine months of 2008. Contributions to the Company’s defined benefit pension plans and other postretirement benefit payments increased from $55.8 million for the first nine months of 2008 to $89.2 million for the first nine months of 2009. Cash flow from discontinued operations decreased from $60.7 million in the first nine months of 2008 to $33.3 million in the first nine months of 2009.
The net cash used by investing activities of $75.6 million for the first nine months of 2009 decreased from the same period in 2008 primarily due to lower capital expenditures in the current year and lower acquisition activity, partially offset by lower proceeds from disposals of property, plant and equipment. Capital expenditures decreased $95.3 million in the first nine months of 2009, compared to the first nine months of 2008. The Company expects to reduce capital expenditures by approximately 50% in 2009, compared to 2008 levels, in response to the current economic downturn. Cash used for acquisitions decreased $56.8 million in 2009, compared to the same period in 2008, primarily due to the acquisition of the assets of BSI in 2008. Proceeds from the disposal of property, plant and equipment decreased $27.2 million primarily due to the sale of the Company’s former seamless steel tube manufacturing facility located in Desford, England for approximately $28.0 million during the first quarter of 2008.
The net cash flows from financing activities used cash of $118.5 million during the first nine months of 2009 after using cash of $12.7 million during the first nine months of 2008. The increased use of cash was primarily due to repayments of debt. The Company reduced its net borrowings, net of restricted cash, by $84.5 million during the first nine months of 2009 in light of cash provided from operations and lower acquisition activity, as well as lower capital expenditures. In September 2009, the Company issued $250 million of fixed-rate unsecured Senior Notes. The net proceeds of $248.2 million was reclassified to restricted cash and will be used to redeem fixed-rate unsecured Senior Notes that mature in February 2010. In addition, net proceeds from common share activity decreased $16.2 million for the first nine months of 2009 compared to the first nine months of 2008 as a result of fewer exercises of the Company’s outstanding stock options, partially offset by lower cash dividends paid to shareholders of $15.5 million in the first nine months of 2009, compared to the first nine months of 2008, as a result of the Company cutting its quarterly dividend beginning in the second quarter of 2009.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Liquidity and Capital Resources
Total debt was $801.0 million at September 30, 2009, compared to $623.9 million at December 31, 2008. Net debt was $169.9 million at September 30, 2009, compared to $490.5 million at December 31, 2008. The net debt to capital ratio was 9.6% at September 30, 2009, compared to 22.8% at December 31, 2008.
Reconciliation of total debt to net debt and the ratio of net debt to capital:

Net Debt:
	Sept. 30,	Dec. 31,
	2009	2008

(Dollars in millions)
Short-term debt	$63.3	$91.5
Current portion of long-term debt	268.6	17.1
Long-term debt	469.1	515.3

Total debt	801.0	623.9
Less: cash and cash equivalents and restricted cash	(631.1)	(133.4)

Net debt	$169.9	$490.5

Ratio of Net Debt to Capital:
	Sept. 30,	Dec. 31,
	2009	2008

(Dollars in millions)
Net debt	$169.9	$490.5
Shareholders’ equity	1,591.0	1,663.1

Net debt + shareholders’ equity (capital)	$1,760.9	$2,153.6

Ratio of net debt to capital	9.6%	22.8%

The Company presents net debt because it believes net debt is more representative of the Company’s financial position.
At September 30, 2009, the Company had no outstanding borrowings under its Asset Securitization, which provides for borrowings up to $175 million, subject to certain borrowing base limitations, and is secured by certain domestic trade receivables of the Company. As of September 30, 2009, although the Company had no outstanding borrowings under the Asset Securitization, certain borrowing base limitations reduced the availability under the Asset Securitization to $75.6 million.
On July 10, 2009, the Company entered into a new $500 million Amended and Restated Credit Agreement. This new Senior Credit Facility replaces the former Senior Credit Facility, which was due to expire on June 30, 2010. The new Senior Credit Facility matures on July 10, 2012. At September 30, 2009, the Company had no outstanding borrowings under its new Senior Credit Facility but had letters of credit outstanding totaling $35.5 million, which reduced the availability under the new Senior Credit Facility to $464.5 million. Under the new Senior Credit Facility, the Company has three financial covenants: a consolidated leverage ratio, a consolidated interest coverage ratio and a consolidated minimum tangible net worth test. The maximum consolidated leverage ratio permitted under the new Senior Credit Facility was 3.5 to 1.0. As of September 30, 2009, the Company’s consolidated leverage ratio was 1.94 to 1.0. The minimum consolidated interest coverage ratio permitted under the new Senior Credit Facility was 4.0 to 1.0. As of September 30, 2009, the Company’s consolidated interest coverage ratio was 7.56 to 1.0. As of September 30, 2009, the Company’s consolidated tangible net worth exceeded the minimum required amount by a significant margin. Refer to Note 7 — Financing Arrangements for further discussion.
The interest rate under the new Senior Credit Facility is based on the Company’s consolidated leverage ratio. In addition, the Company will pay a facility fee based on the consolidated leverage ratio multiplied by the aggregate commitments of all of the lenders under this agreement. Financing costs on the new Senior Credit Facility will be amortized over the life of the new agreement and are expected to result in approximately $2.9 million in annual interest expense.
Other sources of liquidity include lines of credit for certain of the Company’s foreign subsidiaries, which provide for borrowings up to $383.3 million. The majority of these lines are uncommitted. At September 30, 2009, the Company had borrowings outstanding of $63.3 million against these lines, which reduced the availability under these facilities to $320 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The Company expects that any cash requirements in excess of cash on hand and cash generated from operating activities will be met by the committed funds available under its Asset Securitization and the new Senior Credit Facility. The Company believes it has sufficient liquidity to meet its obligations through at least the term of the new Senior Credit Facility.
The Company expects to remain in compliance with its debt covenants. However, the Company may need to limit its borrowings under the new Senior Credit Facility or other facilities in order to remain in compliance. As of September 30, 2009, the Company could have borrowed up to an additional $432 million under the new Senior Credit Facility or other facilities without violating its debt covenants.
In September 2009, the Company issued $250 million of fixed-rated unsecured Senior Notes. These new Senior Notes, which mature in September 2014, bear interest at 6.0% per annum. The net proceeds from the sale of the new Senior Notes will be used to redeem fixed-rate unsecured Senior Notes maturing in February 2010. The net proceeds from the sale of the new Senior Notes are classified as restricted cash on the balance sheet as of September 30, 2009.
The Company’s debt, including the new Senior Notes, is rated “Baa3,” by Moody’s Investor Services and “BBB-” by Standard & Poor’s Ratings Services, both of which are considered investment grade credit ratings.
For the full year of 2009, the Company expects to generate cash from operations due to lower working capital levels, as well as lower income taxes and reduced selling, administrative and general expenses. In addition, the Company expects to decrease capital expenditures by 50% in 2009, compared to 2008. The Company also expects to make approximately $65 million in pension contributions in 2009, compared to $22.1 million in 2008.
The Company may take further actions to reduce expenses and preserve liquidity beyond the actions announced to-date as it reacts to economic and financial conditions. In addition, further actions may be taken to reduce expenses in order to optimize the size of the Company as a result of current and anticipated market demand. However, at this time these actions are not expected to have a material impact on the liquidity of the Company.
In addition, the Company expects to receive approximately $330 million in cash proceeds from the sale of the NRB operations (including certain receivables to be retained by the Company), subject to working capital adjustments. The sale of the NRB operations is expected to close by the end of 2009.
Financing Obligations and Other Commitments
The Company currently expects to make cash contributions to its global defined benefit pension plans of approximately $65 million in 2009. During the first nine months of 2009, the Company has made cash contributions of approximately $55 million to its defined benefit pension plans. Returns for the Company’s global defined benefit pension plan assets in 2008 were significantly below the expected rate of return assumption of 8.75 percent, due to broad declines in global equity markets. These unfavorable returns negatively impacted the funded status of the plans at the end of 2008 and are expected to result in significant pension contributions over the next several years. The decrease in global defined benefit pension assets in 2008 is expected to increase pension expense by approximately $15 million in 2009 and may increase pension expense even further in years after 2009. Returns for the Company’s U.S. defined benefit pension plan assets for the first nine months of 2009 were approximately 20%, primarily due to strong performance in the global equity markets.
During the first nine months of 2009, the Company did not purchase any shares of its common stock as authorized under the Company’s 2006 common stock purchase plan. This plan authorizes the Company to buy, in the open market or in privately negotiated transactions, up to four million shares of common stock, which are to be held as treasury shares and used for specified purposes, up to an aggregate of $180 million. The authorization expires on December 31, 2012.
The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.
Recently Adopted Accounting Pronouncements:
In June 2009, the Financial Accounting Standards Board (FASB) issued final accounting rules that established the Accounting Standards Codification as a single source of authoritative accounting principles generally accepted in the United States (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and regulations of the Securities and Exchange Commission (SEC), as well as interpretive releases are also sources of authoritative U.S. GAAP for SEC registrants. The new accounting rules established two levels of U.S. GAAP — authoritative and non authoritative. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. The Codification was not intended to change or alter existing U.S. GAAP, and as a result, the new accounting rules establishing the Accounting Standards Codification did not have an impact on results of operations and financial condition.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
In September 2006, the FASB issued accounting rules concerning fair value measurements. The new accounting rules establish a framework for measuring fair value that is based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information to develop those assumptions. Additionally, the new rules expand the disclosures about fair value measurements to include separately disclosing the fair value measurements of assets or liabilities within each level of the fair value hierarchy. In February 2008, the FASB delayed the effective date for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The implementation of new accounting rules for nonfinancial assets and nonfinancial liabilities, effective January 1, 2009, did not have a material impact on the Company’s results of operations and financial condition.
In December 2007, the FASB issued new accounting rules related to business combinations. The new accounting rules provide revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interest and goodwill acquired in a business combination. The new accounting rules expand required disclosures surrounding the nature and financial effects of business combinations. The new accounting rules are effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The implementation of the new accounting rules for business combinations, effective January 1, 2009, did not have a material impact on the Company’s results of operations and financial condition.
In December 2007, the FASB issued new accounting rules on noncontrolling interests. The new accounting rules establish requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) to be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. The new accounting rules on noncontrolling interests are effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The implementation of new accounting rules on noncontrolling interests, effective January 1, 2009, did not have a material impact on the Company’s results of operations and financial condition.
In March 2008, the FASB issued new accounting rules about derivative instruments and hedging activities, which amended previous accounting for derivative instruments and hedging activities. The new accounting rules require entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. The new accounting rules are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The implementation of the new accounting rules on derivative instruments and hedging activities, effective January 1, 2009, expanded the disclosures on derivative instruments and related hedged item and did not have a material impact on the Company’s results of operations and financial condition. See Note 16 — Derivative Instruments and Hedging Activities for the expanded disclosures.
In June 2008, the FASB issued new accounting rules on the two-class method of calculating earnings per share. The new accounting rules clarify that unvested share-based payment awards that contain rights to receive nonforfeitable dividends are participating securities. The new accounting rules provide guidance on how to allocate earnings to participating securities and compute earnings per share using the two-class method. The new accounting rules are effective for fiscal years beginning after December 31, 2008, and interim periods within those fiscal years. The new accounting rules on the two-class method of calculating earnings per share did not have a material impact on the Company’s disclosure of earnings per share. See Note 10 — Earnings Per Share for the computation of earnings per share using the two-class method.
In May 2009, the FASB issued new accounting rules for subsequent events. The new accounting rules establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new accounting rules are effective for interim or annual financial periods ending after June 15, 2009 and were adopted by the Company in the first quarter of 2009. The adoption of the new accounting rules for subsequent events did not have a material impact on the Company’s results of operations and financial condition.
Recently Issued Accounting Pronouncements:
In December 2008, the FASB issued new accounting rules on employers’ disclosures about postretirement benefit plan assets. The new accounting rules require the disclosure of additional information about investment allocation, fair values of major categories of assets, development of fair value measurements and concentrations of risk. The new accounting rules are effective for fiscal years ending after December 15, 2009. The adoption of the new accounting rules on employers’ disclosures about postretirement benefit plan assets is not expected to have a material impact on the Company’s results of operations and financial condition.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Critical Accounting Policies and Estimates:
The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company reviews its critical accounting policies throughout the year. Except for the following critical accounting policies on Inventory and Goodwill, the Company has concluded that there have been no changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2008, during the nine months ended September 30, 2009.
Inventory:
Inventories are valued at the lower of cost or market, with approximately 48% valued by the last-in, first-out (LIFO) method and the remaining 52% valued by the first-in, first-out (FIFO) method. The majority of the Company’s domestic inventories are valued by the LIFO method and all of the Company’s international (outside the United States) inventories are valued by the FIFO method. An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. The Company’s Steel segment recognized $20.3 million in LIFO income for the nine months ended September 30, 2009, compared to LIFO expense of $27.3 million for the nine months ended September 30, 2008. Based on current expectations of inventory levels and costs, the Steel segment expects to recognize approximately $25 million to $30 million in LIFO income for the year ended December 31, 2009. The expected reduction in the LIFO reserve for 2009 is a result of lower costs, especially scrap steel costs, as well as lower inventory quantities. A 1.0% increase in costs would reduce the current LIFO income estimate for 2009 by $1.5 million. A 1.0% increase in inventory quantities would reduce the current LIFO income estimate for 2009 by $0.7 million.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
As a result of the goodwill impairment analysis performed during the fourth quarter of 2008, the Company recognized a goodwill impairment loss of $48.8 million for the Mobile Industries segment in its financial statements for the year ended December 31, 2008. The fair value of each of the Company’s other reporting units exceeded its carrying value. As of December 31, 2008, the Company had $230.0 million of goodwill on its Consolidated Balance Sheet, of which $167.6 million was attributable to the Aerospace and Defense segment. See Note 8 — Goodwill and Other Intangible Assets in the Form 10-K for the year ending December 31, 2008 for carrying amount of goodwill by segment. The Aerospace and Defense segment is the only reporting unit in which the fair value of the reporting unit did not exceed the carrying value of the reporting unit by more than 10%. The fair value of this reporting unit was $445.9 million compared to a carrying value of $436.2 million. A 40 basis point increase in the discount rate would have resulted in the Aerospace and Defense segment failing step one of the goodwill impairment analysis, which would have required the completion of step two of the goodwill impairment analysis to arrive at a potential goodwill impairment loss. A 450 basis point decrease in the projected cash flows would have resulted in the Aerospace and Defense segment failing step one of the goodwill impairment analysis, which would have required the completion of step two of the goodwill impairment analysis to arrive at a potential goodwill impairment loss.
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
Foreign currency exchange losses included in the Company’s operating results for the three months ended September 30, 2009 were $2.5 million, compared to a gain of $2.4 million during the three months ended September 30, 2008. Foreign currency exchange gains included in the Company’s operating results for the nine months ended September 30, 2009 were $2.9 million, compared to a gain of $0.9 million during the nine months ended September 30, 2008. For the three months ended September 30, 2009, the Company recorded a positive non-cash foreign currency translation adjustment of $31.8 million that increased shareholders’ equity, compared to a negative non-cash foreign currency translation adjustment of $106.9 million that decreased shareholders’ equity for the three months ended September 30, 2008. For the nine months ended September 30, 2009, the Company recorded a positive non-cash foreign currency translation adjustment of $54.3 million that increased shareholders’ equity, compared to a negative non-cash foreign currency translation adjustment of $65.7 million that decreased shareholders’ equity in the nine months ended September 30, 2008. The foreign currency translation adjustments for the three months and nine months ended September 30, 2009 were positively impacted by the weakening of the U.S. dollar relative to other currencies, such as the Brazilian real, the British pound, the South African rand, the Czech Republic koruna and the Euro.
New Labor Contract:
On November 1, 2009, the Company reached a new four-year agreement with the United Steelworkers of America. The contract went into effect immediately and expires September 30, 2013. The new contract covers approximately 2,300 associates at the Company’s steel and bearing plants in the Canton, Ohio area.
Forward-Looking Statements
Certain statements set forth in this document (including the Company’s forecasts, beliefs and expectations) that are not historical in nature are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, the Management’s Discussion and Analysis contains numerous forward-looking statements. The Company cautions readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of the Company due to a variety of important factors, such as:
a)	continued weakness in world economic conditions, including additional adverse effects from the global economic slowdown, terrorism or hostilities. This includes, but is not limited to, political risks associated with the potential instability of governments and legal systems in countries in which the Company or its customers conduct business, and changes in currency valuations;
b)	the effects of fluctuations in customer demand on sales, product mix and prices in the industries in which the Company operates. This includes the ability of the Company to respond to the rapid changes in customer demand, the effects of customer bankruptcies or liquidations, the impact of changes in industrial business cycles and whether conditions of fair trade continue in the U.S. markets;
c)	competitive factors, including changes in market penetration, increasing price competition by existing or new foreign and domestic competitors, the introduction of new products by existing and new competitors and new technology that may impact the way the Company’s products are sold or distributed;

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
d)	changes in operating costs. This includes: the effect of changes in the Company’s manufacturing processes; changes in costs associated with varying levels of operations and manufacturing capacity; higher cost and availability of raw materials and energy; the Company’s ability to mitigate the impact of fluctuations in raw materials and energy costs and the operation of the Company’s surcharge mechanism; changes in the expected costs associated with product warranty claims; changes resulting from inventory management and cost reduction initiatives and different levels of customer demands; the effects of unplanned work stoppages; and changes in the cost of labor and benefits;
e)	the success of the Company’s operating plans, including its ability to achieve the benefits from its ongoing continuous improvement and rationalization programs; the ability of acquired companies to achieve satisfactory operating results; and the Company’s ability to maintain appropriate relations with unions that represent Company associates in certain locations in order to avoid disruptions of business;
f)	unanticipated litigation, claims or assessments. This includes, but is not limited to, claims or problems related to intellectual property, product liability or warranty, environmental issues, and taxes;
g)	changes in worldwide financial markets, including availability of financing and interest rates to the extent they affect the Company’s ability to raise capital or increase the Company’s cost of funds, including the ability to refinance its unsecured notes, have an impact on the overall performance of the Company’s pension fund investments and/or cause changes in the global economy and financial markets which affect customer demand and the ability of customers to obtain financing to purchase the Company’s products or equipment which contains the Company’s products;
h)	the Company’s ability to successfully complete the sale of its Needle Roller Bearings operations; and
i)	those items identified under Item 1A. Risk Factors in this document, in the Quarterly Report on Form 10-Q for the quarters ended June 30, 2009 and March 31, 2009 and in the Annual Report on Form 10-K for the year ended December 31, 2008.
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
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009 included a detailed discussion of our risk factors. The information presented below amends and updates those risk factors and should be read in conjunction with the risk factors and information disclosed in the Form 10-K and the Forms 10-Q.
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
Certain automotive industry companies are experiencing significant financial downturns. While recent bankruptcies of certain automotive industry companies did not result in any material losses to the Company, if any other automotive industry customers become insolvent or file for bankruptcy, our ability to recover accounts receivable from that customer would be adversely affected and any payment we received during the preference period prior to a bankruptcy filing may be potentially recoverable by the bankruptcy estate. Furthermore, if certain of our automotive industry customers liquidate in bankruptcy, we may incur impairment charges relating to obsolete inventory and machinery and equipment. In addition, financial instability of certain companies that participate in the automotive industry supply chain could disrupt production in the industry. A disruption of production in the automotive industry could have a material adverse effect on our financial condition and earnings.
We may incur further impairment and restructuring charges that could materially affect our profitability.
We have taken approximately $243 million in impairment and restructuring charges, during the last four years, for the Canton bearing operations, Mobile Industries segment, Bearings and Power Transmission Group and employment and other cost reduction initiatives. We expect to take additional charges in connection with the Canton bearing operations, the Mobile Industries segment, and the employment and cost reduction initiatives. Continued weakness in business or economic conditions, or changes in our business strategy, may result in additional restructuring programs and may require us to take additional charges in the future, which could have a material adverse effect on our earnings.

The unprecedented conditions in the financial and credit markets may affect the availability and cost of credit.
The financial and credit markets are experiencing unprecedented levels of volatility and disruption, which has impacted the general availability of credit and resulted in significantly higher financing costs. If we are unable to obtain credit as we need it, our liquidity and ability to operate our business may be adversely impacted.
We may not be able to maintain compliance with the covenants contained in our debt agreement.
We reported a net loss for the third quarter and first nine months of 2009. The U.S. and global industrial manufacturing downturn deepened during 2009 and contributed to a decrease in our sales and profitability. We cannot foresee whether our operations will generate sufficient revenue for us to attain profitability in the future, and we may not be able to reduce fixed costs sufficiently to improve our operating ratios.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer of Purchases of Common Stock
The following table provides information about purchases by the Company during the quarter ended September 30, 2009 of its common stock.

			Total number	Maximum
			of shares	number of
			purchased as	shares that
			part of publicly	may yet
	Total number	Average	announced	be purchased
	of shares	price paid	plans or	under the plans
Period	purchased(1)	per share(2)	programs	or programs(3)

07/01/09 - 07/31/09	513	$17.32	—	4,000,000
08/01/09 - 08/31/09	815	20.64	—	4,000,000
09/01/09 - 09/30/09	393	21.58	—	4,000,000

Total	1,721	$19.87	—	4,000,000

(1)	Represents shares of the company’s common stock that are owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares and the exercise of stock options.

(2)	For restricted shares, the price paid per share is an average calculated using the daily high and low of the company’s common stock as quoted on the New York Stock Exchange at the time of vesting. For stock options, the price paid is the real time trading stock price at the time the options are exercised.

(3)	Pursuant to the company’s 2006 common stock purchase plan, the company may purchase up to four million shares of common stock at an amount not to exceed $180 million in the aggregate. The company may purchase shares under its 2006 common stock purchase plan until December 31, 2012.
Item 6. Exhibits
10.1	First Supplemental Indenture, dated as of September 14, 2009, by and between The Timken Company and The Bank of New York Mellon Trust Company, N.A., as Trustee

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of James W. Griffith, President and Chief Executive Officer (principal executive officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Glenn A. Eisenberg, Executive Vice President — Finance and Administration (principal financial officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of James W. Griffith, President and Chief Executive Officer (principal executive officer) and Glenn A. Eisenberg, Executive Vice President — Finance and Administration (principal financial officer) of The Timken Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY
Date November 9, 2009	By	/s/ James W. Griffith
James W. Griffith
President, Chief Executive Officer and Director (Principal Executive Officer)

Date November 9, 2009	By	/s/ Glenn A. Eisenberg
Glenn A. Eisenberg
Executive Vice President — Finance and Administration (Principal Financial Officer)