Form 10-K
period 2009-12-31
TIMKEN CO
filed 2010-02-25
CIK 98362

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                         Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     As of June 30, 2009, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was $1,484,076,144 based on the closing sale price as reported on the New York Stock Exchange.
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2010

Common Shares, without par value	96,902,886 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held May 11, 2010 (Proxy Statement)	Part III

THE TIMKEN COMPANY
INDEX TO FORM 10-K REPORT

PART I.
Item 1. Business
General
As used herein, the term “Timken” or the “Company” refers to The Timken Company and its subsidiaries unless the context otherwise requires. The Timken Company develops, manufactures, markets and sells products for friction management and power transmission, alloy steels and steel components.
The Company was founded in 1899 by Henry Timken, who received two patents on the design of a tapered roller bearing. Timken grew to become the world’s largest manufacturer of tapered roller bearings. Over the years, the Company has expanded its breadth of bearing products beyond tapered roller bearings to include cylindrical, spherical, needle and precision ball bearings. In addition to bearings, Timken further broadened its portfolio to include a wide array of friction management products and maintenance services to improve the operation of customers’ machinery and equipment, such as lubricants, seals, bearing maintenance tools and condition-monitoring equipment. The Company also manufactures power transmission components and assemblies, as well as systems such as helicopter transmissions, high-quality alloy steel, bars and tubing to custom specifications to meet demanding performance requirements, and finished and semi-finished steel components.
The Company’s business strategy is to grow by optimizing its portfolio and organization. The Company is focused on those markets that offer attractive opportunities for growth and customers who place a premium on Timken’s capabilities.
On December 31, 2009, the Company completed the sale of the assets of its Needle Roller Bearings (NRB) operations to JTEKT Corporation. The NRB operations manufacture needle roller bearings, including a range of radial and thrust needle roller bearings, as well as bearing assemblies and loose needles, for automotive and industrial applications. The NRB operations have facilities in the United States, Canada, Europe and China. The Mobile Industries segment accounted for approximately 80 percent of the 2009 sales of the NRB operations.
Timken’s global footprint consists of 47 manufacturing facilities, 8 technology and engineering centers, 12 distribution centers and nearly 17,000 employees. Timken operates in 26 countries and territories.
Industry Segments
The Company operates under two business groups: the Steel Group and the Bearings and Power Transmission Group. The Bearings and Power Transmission Group is composed of three operating segments: (1) Mobile Industries, (2) Process Industries and (3) Aerospace and Defense. These three operating segments and the Steel Group comprise the Company’s four reportable segments. Financial information for the segments is discussed in Note 13 to the Consolidated Financial Statements.
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
The Process Industries segment provides bearings, power transmission components and related products and services. Customers of the Process Industries segment include original equipment manufacturers of power transmission, energy and heavy industries machinery and equipment, including rolling mills, cement and aggregate processing equipment, paper mills, sawmills, printing presses, cranes, hoists, drawbridges, wind energy turbines, gear drives, coal conveyors and crushers, drilling equipment and food processing equipment. Customers also include aftermarket distributors of products other than those for steel and automotive applications.

The Aerospace and Defense segment manufactures bearings, helicopter transmission systems, rotor head assemblies, turbine engine components, gears and other precision flight-critical components for commercial and military aviation applications. The Aerospace and Defense segment also provides aftermarket services, including repair and overhaul of engines, transmissions and fuel controls as well as aerospace bearing repair and component reconditioning. In addition, the Aerospace and Defense segment also manufactures bearings for original equipment manufacturers of health and positioning control equipment.
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
Measurement of segment profit or loss and segment assets
The Company evaluates performance and allocates resources based on return on capital and profitable growth. The primary measurement used by management to measure the financial performance of each segment is adjusted EBIT (earnings before interest and taxes, excluding special items such as impairment and restructuring charges, rationalization and integration costs, one-time gains or losses on sales of assets, allocated receipts received or payments made under the Continued Dumping and Subsidy Offset Act (CDSOA), gains and losses on the dissolution of a subsidiary and other items similar in nature). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at values based on market prices, which creates intercompany profit on intersegment sales or transfers that is eliminated in consolidation.
Factors used by management to identify the enterprise’s reportable segments
The Company reports net sales by geographic area in a manner that is more reflective of how the Company operates its segments, which is by the destination of net sales. Long-lived assets by geographic area are reported by the location of the subsidiary.
Export sales from the United States and Canada are less than 10% of revenue. The Company’s Bearings and Power Transmission Group has historically participated in the global bearing industry, while the Steel Group has concentrated primarily on U.S. customers.
Timken’s non-U.S. operations are subject to normal international business risks not generally applicable to domestic business. These risks include currency fluctuation, changes in tariff restrictions, difficulties in establishing and maintaining relationships with local distributors and dealers, import and export licensing requirements, difficulties in staffing and managing geographically diverse operations and restrictive regulations by foreign governments, including price and exchange controls.
Geographical Financial Information:

	United States	Europe	Other Countries	Consolidated

2009
Net sales	$1,943,229	$536,182	$662,216	$3,141,627
Long-lived assets	976,427	117,230	241,571	1,335,228

2008
Net sales	$3,339,381	$852,319	$849,100	$5,040,800
Long-lived assets	1,140,289	149,481	227,202	1,516,972

2007
Net sales	$3,174,035	$736,424	$621,607	$4,532,066
Long-lived assets	1,095,622	166,452	190,767	1,452,841

Products
The Timken Company manufactures two core product lines: anti-friction bearings and steel products. Differentiation in these two product lines is achieved by either: (1) differentiation by bearing type or steel type or (2) differentiation in the applications of bearings and steel.
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
Matching bearings to the specific requirements of customers’ applications requires engineering and, often, sophisticated analytical techniques. The design of Timken’s tapered roller bearing permits distribution of unit pressures over the full length of the roller. This design, combined with high precision tolerances, proprietary internal geometry and premium quality material, provides Timken bearings with high load-carrying capacities, excellent friction-reducing qualities and long lives.
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
Services. A small part of the business involves providing bearing reconditioning services for industrial and railroad customers, both domestically and internationally. These services accounted for less than 5% of the Company’s net sales for the year ended December 31, 2009.
Aerospace Products and Services. Through strategic acquisitions and ongoing product development, Timken continues to expand its portfolio of parts, systems and services for the aerospace market, where they are used in helicopters and fixed-wing aircraft for the military and commercial aviation. Timken provides design, manufacture and testing for a wide variety of power transmission and drive train components including transmissions, gears and rotor head components. Other parts include bearings, airfoils (such as blades, vanes, rotors and diffusers), nozzles and other precision flight critical components.
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
Timken also produces custom-made steel products, including steel components for automotive and industrial customers. This steel components business has provided the Company with the opportunity to further expand its market for tubing and capture higher value-added steel sales. It also enables Timken’s traditional tubing customers in the automotive and bearing industries to take advantage of higher-performing components that cost less than current alternative products. Customization of products is an important component of the Company’s steel business.

Sales and Distribution
Timken’s products in the Bearings and Power Transmission Group are sold principally by its own internal sales organizations. A portion of the Process Industries segment’s sales are made through authorized distributors.
Traditionally, a main focus of the Company’s sales strategy has consisted of collaborative projects with customers. For this reason, the Company’s sales forces are primarily located in close proximity to its customers rather than at production sites. In some instances, the sales forces are located inside customer facilities. The Company’s sales force is highly trained and knowledgeable regarding all friction management products, and employees assist customers during the development and implementation phases and provide ongoing support.
The Company has a joint venture in North America focused on joint logistics and e-business services. This alliance is called CoLinx, LLC and was founded by Timken, SKF Group, INA and Rockwell Automation. The e-business service is focused on information and business services for authorized distributors in the Process Industries segment. The Company also has another e-business joint venture which focuses on information and business services for authorized industrial distributors in Europe, Latin America and Asia. This alliance, which Timken founded with SKF Group, Sandvik AB, INA and Reliance, is called Endorsia.com International AB.
Timken’s steel products are sold principally by its own sales organization. Most orders are customized to satisfy customer-specific applications and are shipped directly to customers from Timken’s steel manufacturing plants. Less than approximately 10% of Timken’s Steel Group net sales are intersegment sales. In addition, sales are made to other anti-friction bearing companies and to the automotive and truck, forging, construction, industrial equipment, oil and gas drilling and aircraft industries and to steel service centers.
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
Competition within the steel industry, both domestically and globally, is intense and is expected to remain so. Principal bar competitors include foreign-owned domestic producers MacSteel (wholly-owned by Brazilian steelmaker Gerdau, S.A), Republic Engineered Products (a unit of Mexican steel producer ICH) and Mittal Steel USA (a unit of Luxembourg-based ArcelorMittal Steel S.A.), along with domestic steel producers Steel Dynamics and Nucor Corporation. Seamless tubing competitors include foreign-owned domestic producers ArcelorMittal Tubular Products, V&M Star Tubes (a unit of Vallourec, S.A.), and Tenaris, S.A. Additionally, Timken competes with a wide variety of offshore producers of both bars and tubes, including Sanyo Special Steel and Ovako. Timken also provides value-added steel products to its customers in the energy, industrial and automotive sectors. Competitors within the value-added segment include Linamar, Jernberg, Formflo and Curtis Screw Company.
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
Continued Dumping and Subsidy Offset Act (CDSOA)
The CDSOA provides for distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and people. The Company reported CDSOA receipts, net of expenses, of $3.6 million, $10.2 million and $7.9 million in 2009, 2008 and 2007, respectively.
In September 2002, the World Trade Organization (WTO) ruled that such payments are not consistent with international trade rules. In February 2006, U.S. legislation was enacted that ends CDSOA distributions for dumped imports covered by antidumping duty orders entering the United States after September 30, 2007. Instead, any such antidumping duties collected would remain with the U.S. Treasury. This legislation would be expected to reduce likely distributions in years beyond 2007, with distributions eventually ceasing. Several countries have objected that this U.S. legislation is not consistent with WTO rulings, and have been granted retaliation rights by the WTO, typically in the form of increased tariffs on some imported goods from the United States. The European Union and Japan have been retaliating in this fashion against the operation of U.S. law.
In 2006, the U.S. Court of International Trade (CIT) ruled, in two separate decisions, that the procedure for determining eligible recipients for CDSOA distributions is unconstitutional. In February 2009, the U.S. Court of Appeals for the Federal Circuit reversed both decisions of the CIT. In December 2009, a plaintiff petitioned the U.S. Supreme Court to hear an appeal, and the Supreme Court’s decision on whether to hear the case is expected later in 2010. The Company is unable to determine, at this time, what the ultimate outcome of litigation regarding CDSOA will be.
There are a number of factors that can affect whether the Company receives any CDSOA distributions and the amount of such distributions in any year. These factors include, among other things, potential additional changes in the law, ongoing and potential additional legal challenges to the law, and the administrative operation of the law. Accordingly, the Company cannot reasonably estimate the amount of CDSOA distributions it will receive in future years, if any. It is possible that court rulings might prevent the Company from receiving any CDSOA distributions in 2010 and beyond. Any reduction of CDSOA distributions would reduce our earnings and cash flow.
Joint Ventures
The balances related to investments accounted for under the equity method are reported in Other non-current assets on the Consolidated Balance Sheet, which were approximately $9.5 million and $13.6 million at December 31, 2009 and 2008, respectively.

Backlog
The backlog of orders of Timken’s domestic and overseas operations is estimated to have been $1.4 billion at December 31, 2009 and $2.2 billion at December 31, 2008. Actual shipments are dependent upon ever-changing production schedules of customers. Accordingly, Timken does not believe that its backlog data and comparisons thereof, as of different dates, are reliable indicators of future sales or shipments.
Raw Materials
The principal raw materials used by Timken in its North American bearing plants to manufacture bearings are its own steel tubing and bars, purchased strip steel and energy resources. Outside North America, the Company purchases raw materials from local sources with whom it has worked closely to ensure steel quality according to the Company’s demanding specifications.
The principal raw materials used by Timken in steel manufacturing are scrap metal, nickel, molybdenum and other alloys. The availability and prices of raw materials and energy resources are subject to curtailment or change due to, among other things, new laws or regulations, changes in demand levels, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels. For example, the weighted average price of scrap metal increased 14.7% from 2006 to 2007, increased 56.2% from 2007 to 2008, and decreased 49.0% from 2008 to 2009. Prices for raw materials and energy resources continue to remain high compared to historical levels.
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
Research
Timken operates a network of technology and engineering centers to support its global customers with sites in North America, Europe and Asia. This network develops and delivers innovative friction management and power transmission solutions and technical services. The largest technical center is in located in North Canton, Ohio, near Timken’s world headquarters. Other sites in the United States include Mesa, Arizona; Manchester, Connecticut; and Keene and Lebanon, New Hampshire. Within Europe, the Company has facilities in Ploiesti, Romania; and Colmar France, and in Asia, it operates a technology facility in Bangalore, India.
Expenditures for research, development and application amounted to approximately $50.0 million, $64.1 million, and $63.5 million in 2009, 2008 and 2007, respectively. Of these amounts, approximately $1.7 million, $5.1 million and $6.2 million, respectively, were funded by others.

Environmental Matters
The Company continues its efforts to protect the environment and comply with environmental protection regulations. Additionally, it has invested in pollution control equipment and updated plant operational practices. The Company is committed to implementing a documented environmental management system worldwide and to becoming certified under the ISO 14001 standard where appropriate to meet or exceed customer requirements. By the end of 2009, 18 of the Company’s plants had obtained ISO 14001 certification.
The Company believes it has established adequate reserves to cover its environmental expenses and has a well-established environmental compliance audit program, which includes a proactive approach to bringing its domestic and international units to higher standards of environmental performance. This program measures performance against applicable laws, as well as standards that have been established for all units worldwide. It is difficult to assess the possible effect of compliance with future requirements that differ from existing ones. As previously reported, the Company is unsure of the future financial impact to the Company that could result from the U.S. Environmental Protection Agency’s (EPA’s) final rules to tighten the National Ambient Air Quality Standards for fine particulate and ozone. The Company is also unsure of potential future financial impacts to the Company that could result from possible future legislation regulating emissions of greenhouse gases.
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
Employment
At December 31, 2009, Timken had 16,667 employees. Approximately 10% of Timken’s U.S. employees are covered under collective bargaining agreements.
Available Information
We use our Investor Relations website, www.timken.com, as a channel for routine distribution of important information, including news releases, analyst presentation and financial information. We post filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, including our annual, quarterly, and current reports on Forms 10-K, 10-Q, and 8-K; our proxy statements; and any amendments to those reports or statements. All such postings and filings are available on our Investor Relations website free of charge. In addition, this website allows investors and other interested persons to sign up to automatically receive e-mail alerts when we post news releases and financial information on our website. The SEC also maintains a web site, www.sec.gov, that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Annual Report Form 10-K is not incorporated by reference into this Annual Report unless expressly noted.

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
Certain automotive industry companies are experiencing significant financial downturns. While bankruptcies of certain automotive industry companies in 2009 did not result in any material losses to the Company, if any other customers become insolvent or file for bankruptcy, our ability to recover accounts receivable from that customer would be adversely affected and any payment we received during the preference period prior to a bankruptcy filing may be potentially recoverable by the bankruptcy estate. Furthermore, if certain of our customers liquidate in bankruptcy, we may incur impairment charges relating to obsolete inventory and machinery and equipment. In addition, financial instability of certain companies that participate in the automotive industry supply chain could disrupt production in the industry. A disruption of production in the automotive industry could have a material adverse effect on our financial condition and earnings.

Risk Factors (continued)
We may not be able to realize the anticipated benefits from, or successfully execute, Project O.N.E.
In 2005, we began implementing Project O.N.E., a multi-year program designed to improve business processes and systems to deliver enhanced customer service and financial performance. From 2007 to 2009, we completed the installation of Project O.N.E. in most of our Bearing & Power Transmission operations located in the United States, Europe and India. If we are not successful in executing or operating under Project O.N.E., or if it fails to achieve the anticipated results, then our operations, margins, sales and reputation could be adversely affected.
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
In 2005, we refined our plans to rationalize our Canton bearing operations. During 2005, we announced plans for our Automotive Group (now part of our Mobile Industries segment) to restructure its business and improve performance. In response to reduced production demand from North American automotive manufacturers, in September 2006, we announced further planned reductions in our Mobile Industries workforce. In 2009, we announced plans to reduce operative and professional employment levels, overhead costs and discretionary expenditures.
The initiatives relating to the Canton bearing operations, the Mobile Industries segment and the employment and cost reductions are each targeted to deliver annual pretax savings, assuming certain amounts of costs. The failure to achieve the anticipated results of any of these plans, including our targeted costs and annual savings, could materially adversely affect our earnings. In addition, increases in other costs and expenses may offset any cost savings from these efforts.

Risk Factors (continued)
We may incur further impairment and restructuring charges that could materially affect our profitability.
We have taken approximately $254 million in impairment and restructuring charges, during the last four years, for the Canton bearing operations, Mobile Industries segment, Bearings and Power Transmission Group and employment and other cost reduction initiatives. We expect to take additional charges in connection with the Canton bearing operations, the Mobile Industries segment, and the employment and cost reduction initiatives. Continued weakness in business or economic conditions, or changes in our business strategy, may result in additional restructuring programs and may require us to take additional charges in the future, which could have a material adverse effect on our earnings.
Any reduction of CDSOA distributions in the future would reduce our earnings and cash flows.
The CDSOA provides for distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and people. The Company reported CDSOA receipts, net of expenses, of $3.6 million, $10.2 million and $7.9 million in 2009, 2008 and 2007, respectively. In February 2006, U.S. legislation was enacted that would end CDSOA distributions for imports covered by antidumping duty orders entering the United States after September 30, 2007. Instead, any such antidumping duties collected would remain with the U.S. Treasury. This legislation is expected to reduce any distributions in years beyond 2010, with distributions eventually ceasing.
In separate cases in July and September 2006, the CIT ruled that the procedure for determining recipients eligible to receive CDSOA distributions is unconstitutional. In February 2009, the U.S. Court of Appeals for the Federal Circuit reversed the decision of the CIT. The Company is unable to determine, at this time, what the ultimate outcome of litigation regarding CDSOA will be.
There are a number of other factors that can affect whether the Company receives any CDSOA distributions and the amount of such distributions in any year. These factors include, among other things, potential additional changes in the law, other ongoing and potential additional legal challenges to the law, and the administrative operation of the law. It is possible that CIT rulings might prevent us from receiving any CDSOA distributions in 2010 and beyond. Any reduction of CDSOA distributions would reduce our earnings and cash flow.
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

Risk Factors (continued)
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
Our international operations expose us to risks not present in a purely domestic business, including primarily:
•	changes in tariff regulations, which may make our products more costly to export or import;

•	difficulties establishing and maintaining relationships with local OEMs, distributors and dealers;

•	import and export licensing requirements;

•	compliance with a variety of foreign laws and regulations, including unexpected changes in taxation and environmental or other regulatory requirements, which could increase our operating and other expenses and limit our operations;

•	difficulty in staffing and managing geographically diverse operations; and

•	tax exposures related to cross-border intercompany transfer pricing and other tax risks unique to international operations.
These and other risks may also increase the relative price of our products compared to those manufactured in other countries, reducing the demand for our products in the markets in which we operate, which could have a material adverse effect on our revenues and earnings.

Risk Factors (continued)
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
The underfunded status of our pension plans may require us to make large contributions to such plans. We made cash contributions of approximately $63 million, $22 million and $102 million in 2009, 2008 and 2007, respectively, to our defined benefit pension plans and currently expect to make cash contributions of approximately $135 million in 2010 to such plans. However, we cannot predict whether changing economic conditions, the future performance of assets in the plans or other factors will lead us or require us to make contributions in excess of our current expectations, diverting funds we would otherwise apply to other uses.
Our defined benefit plans’ assets and liabilities are substantial and expenses and contributions related to those plans are affected by factors outside our control, including the performance of plan assets, interest rates, actuarial data and experience, and changes in laws and regulations.
Our defined benefit plans had assets with an estimated value of approximately $2.1 billion and liabilities with an estimated value of approximately $2.8 billion, both as of December 31, 2009. Our future expense and funding obligations for the defined benefit pension plans depend upon a number of factors, including the level of benefits provided for by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine the discount rate to calculate the amount of liabilities, actuarial data and experience and any changes in government laws and regulations. In addition, if the various investments held by our pension trusts do not perform as expected or the liabilities increase as a result of discount rate and other actuarial changes, our pension expense and required contributions would increase and, as a result, could materially adversely affect our business. Due to the value of our defined benefit plan assets and liabilities, even a minor decrease in interest rates, to the extent not offset by contributions or asset returns, could increase our obligations under such plans. We may be legally required to make contributions to the pension plans in the future in excess of our current expectations, and those contributions could be material.
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

Risk Factors (continued)
We may not be able to maintain compliance with the covenants contained in our debt agreement.
We reported a net loss for the full year of 2009. The U.S. and global industrial manufacturing downturn deepened during 2009 and contributed to a decrease in our sales and profitability. We cannot foresee whether our operations will generate sufficient revenue for us to attain profitability in the future, and we may not be able to reduce fixed costs sufficiently to improve our operating ratios.
In addition, our Amended and Restated Credit Agreement, dated July 10, 2009 (Senior Credit Facility) contains financial covenants that require us to achieve certain financial and operating results and maintain compliance with specified financial ratios. In particular, our new Senior Credit Facility contains requirements relating to a maximum consolidated leverage ratio, a minimum consolidated interest coverage ratio and a minimum consolidated net worth. These covenants could, among other things, limit our ability to borrow against the new Senior Credit Facility or other facilities. Further, our ability to meet the financial covenants or requirements in our new Senior Credit Facility may be affected by events beyond our control, and we may not be able to satisfy such covenants and requirements. A breach of these covenants or our inability to comply with the financial ratios, tests or other restrictions could result in an event of default under our new Senior Credit Facility, which in turn could result in an event of default under the terms of our other indebtedness. Upon the occurrence of an event of default under our new Senior Credit Facility, after the expiration of any grace periods, the lenders could elect to declare all amounts outstanding under our new Senior Credit Facility, together with accrued interest, to be immediately due and payable. If this happens, our assets may not be sufficient to repay in full the payments due under that facility or our other indebtedness.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Timken has manufacturing facilities at multiple locations in the United States and in a number of countries outside the United States. The aggregate floor area of these facilities worldwide is approximately 12,542,000 square feet, all of which, except for approximately 1,255,000 square feet, is owned in fee. The facilities not owned in fee are leased. The buildings occupied by Timken are principally made of brick, steel, reinforced concrete and concrete block construction. All buildings are in satisfactory operating condition in which to conduct business.
Timken’s Mobile Industries and Process Industries segments’ manufacturing facilities in the United States are located in Bucyrus, Canton and Niles, Ohio; Ball Ground, Georgia; Carlyle, Illinois; South Bend, Indiana; Lenexa, Kansas; Randleman and Iron Station, North Carolina; Gaffney, Union and Honea Path, South Carolina; Pulaski and Knoxville, Tennessee; Ogden, Utah; and Altavista, Virginia. These facilities, including warehouses at plant locations and a technology center in North Canton, Ohio, that primarily serves the Mobile Industries and Process Industries business segments, have an aggregate floor area of approximately 4,131,000 square feet. The Company’s Cairo, Dahlonega and Sylvania, Georgia; and Greenville and Walhalla, South Carolina facilities were sold on December 31, 2009.
Timken’s Mobile Industries and Process Industries manufacturing plants outside the United States are located in Benoni, South Africa; Villa Carcina, Italy; Colmar, France; Northampton, England; Ploiesti, Romania; Sao Paulo and Belo Horizonte, Brazil; Jamshedpur and Chennai, India; Sosnowiec, Poland; St. Thomas, Canada; and Yantai and Wuxi, China. These facilities, including warehouses at plant locations, have an aggregate floor area of approximately 3,703,000 square feet. The Company’s Bedford, Canada; Maromme and Vierzon, France; Bilbao, Spain; Halle-Westfallen, Germany; and Olomouc, Czech Republic facilities were sold on December 31, 2009.
Timken’s Aerospace and Defense manufacturing facilities in the United States are located in Mesa and Tucson, Arizona; Los Alamitos, California; Manchester, Connecticut; Keene and Lebanon, New Hampshire; New Philadelphia, Ohio; and Rutherfordton, North Carolina. These facilities, including warehouses at plant locations, have an aggregate floor area of approximately 1,061,000 square feet.
Timken’s Aerospace and Defense manufacturing facilities outside the United States are located in Wolverhampton, England; Medemblik, The Netherlands; and Chengdu, China. These facilities, including warehouses at plant locations, have an aggregate floor area of approximately 188,000 square feet. The Company’s Moult, France facility was sold on December 31, 2009.
Timken’s Steel Group’s manufacturing facilities in the United States are located in Canton and Eaton, Ohio; Columbus, North Carolina; and Houston, Texas. These facilities have an aggregate floor area of approximately 3,459,000 square feet.
In addition to the manufacturing and distribution facilities discussed above, Timken owns or leases warehouses and steel distribution facilities in the United States, United Kingdom, France, Mexico, Singapore, Argentina, Australia, Brazil and China.
The plant utilization for the Mobile Industries segment was between approximately 35% and 45% in 2009. The plant utilization for the Process Industries segment was between 40% and 50% in 2009. The plant utilization for the Aerospace and Defense segment was between approximately 55% and 65% in 2009. Finally, the Steel segment plant utilization was between approximately 25% and 40% in 2009. Plant utilization for all of the segments was lower in 2009 than in 2008.
Item 3. Legal Proceedings
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2009.

Item 4A. Executive Officers of the Registrant
The executive officers are elected by the Board of Directors normally for a term of one year and until the election of their successors. All executive officers have been employed by Timken or by a subsidiary of the Company during the past five-year period. The executive officers of the Company as of February 25, 2010 are as follows:

Name	Age	Current Position and Previous Positions During Last Five Years
Ward J. Timken, Jr.	42	2005	Chairman of the Board

James W. Griffith	56	2002	President and Chief Executive Officer; Director

Michael C. Arnold	53	2000	President – Industrial Group
		2007	Executive Vice President and President – Bearings & Power Transmission

William R. Burkhart	44	2000	Senior Vice President and General Counsel

Glenn A. Eisenberg	48	2002	Executive Vice President – Finance and Administration

J. Ted Mihaila	55	2000	Controller, Industrial Group
		2006	Senior Vice President and Controller

Salvatore J. Miraglia, Jr.	59	2005	President – Steel Group

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the New York Stock Exchange under the symbol “TKR.” The estimated number of record holders of the Company’s common stock at December 31, 2009 was 5,871. The estimated number of beneficial shareholders at December 31, 2009 was 27,127.
The following table provides information about the high and low sales prices for the Company’s common stock and dividends paid for each quarter for the last two fiscal years.

	2009			2008
	Stock prices		Dividends	Stock prices		Dividends
	High	Low	per share	High	Low	per share
First quarter	$20.98	$9.88	$0.18	$33.16	$25.82	$0.17

Second quarter	$19.46	$12.53	$0.09	$38.74	$29.52	$0.17

Third quarter	$24.85	$16.10	$0.09	$37.46	$24.22	$0.18

Fourth quarter	$26.12	$20.84	$0.09	$28.73	$10.96	$0.18

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (continued)
Assumes $100 invested on January 1, 2005, in Timken Common Stock, S&P 500 Index and Peer Index.

	2005	2006	2007	2008	2009

Timken	$125.76	$116.92	$134.43	$82.78	$102.76
S&P 500	104.91	121.48	128.15	80.74	102.11
80% Bearing/20% Steel	151.35	199.64	200.19	95.18	149.99
The line graph compares the cumulative total shareholder returns over five years for The Timken Company, the S&P 500 Stock Index, and a peer index that proportionally reflects Timken’s two principal businesses. The S&P Steel Index comprises the steel portion of the peer index. This index is comprised of AK Steel, Allegheny Technologies, Cliffs Natural Resources, Nucor and US Steel. The remaining portion of the peer index is a self constructed bearing index that consists of five companies. These five companies are Kaydon, JTEKT, NSK, NTN and SKF Group. The last four are non-US bearing companies that are based in Japan (JTEKT, NSK, NTN), and Sweden (SKF Group).

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (continued)
Issuer Purchases of Common Stock:
The following table provides information about purchases by the Company during the quarter ended December 31, 2009 of its common stock.

			Total number	Maximum
			of shares	number of
			purchased as	shares that
			part of publicly	may yet
	Total number	Average	announced	be purchased
	of shares	price paid	plans or	under the plans
Period	purchased(1)	per share(2)	programs	or programs(3)

10/1/09 - 10/31/09	376	$23.17	—	4,000,000
11/1/09 - 11/30/09	1,554	23.19	—	4,000,000
12/1/09 - 12/31/09	177	24.91	—	4,000,000

Total	2,107	$23.33	—	4,000,000

(1)	Represents shares of the Company’s common stock that are owned and tendered by employees to satisfy tax withholding obligations in connection with the vesting of restricted shares and the exercise of stock options.

(2)	For restricted shares, the average price paid per share is calculated using the daily high and low of the Company’s common stock as quoted on the New York Stock Exchange at the time of vesting. For stock options, price paid is the real trading stock price at the time the options are exercised.

(3)	Pursuant to the Company’s 2006 common stock purchase plan, the Company may purchase up to four million shares of common stock at an amount not to exceed $180 million in the aggregate. The Company may purchase shares under its 2006 common stock purchase plan until December 31, 2012. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 1065-1 plans.

Item 6. Selected Financial Data
Summary of Operations and Other Comparative Data

	2009	2008	2007	2006	2005
(Dollars in thousands, except per share data)

Statements of Income
Net sales	$3,141,627	$5,040,800	$4,532,066	$4,276,394	$4,105,399

Gross profit	582,747	1,151,853	954,983	893,223	883,020
Selling, administrative and general expenses	472,732	657,131	631,162	611,184	580,148
Impairment and restructuring charges	164,126	32,783	28,405	30,947	10,114
Loss on divestitures	—	—	528	64,271	—
Operating (loss) income	(54,111)	461,939	294,888	186,821	292,758
Other (expense) income, net	(140)	16,257	5,146	65,378	63,685
Interest expense, net	39,979	44,401	42,314	49,037	51,299
(Loss) income from continuing operations	(66,037)	282,525	210,714	146,157	208,639
(Loss) income from discontinued operations, net of income taxes	(72,589)	(11,273)	12,942	79,712	51,642
Net (loss) income attributable to The Timken Company	$(133,961)	$267,670	$220,054	$222,527	$260,281

Balance Sheets
Inventories, net	$671,236	$1,000,493	$935,953	$789,522	$761,270
Property, plant and equipment — net	1,335,228	1,516,972	1,430,515	1,288,952	1,271,862
Total assets	4,006,893	4,536,050	4,379,237	4,027,111	3,993,734
Total debt:
Short-term debt	26,345	91,482	108,370	40,217	63,030
Current portion of long-term debt	17,035	17,108	33,953	9,908	95,842
Long-term debt	469,287	515,250	580,585	547,353	561,653

Total debt	512,667	623,840	722,908	597,478	720,525
Net debt:
Total debt	512,667	623,840	722,908	597,478	720,525
Less: cash and cash equivalents	(755,545)	(133,383)	(42,884)	(107,888)	(65,417)

Net (cash) debt	(242,878)	490,457	680,024	489,590	655,108
Total liabilities	2,411,325	2,873,012	2,426,108	2,520,988	2,496,667
Shareholders’ equity	$1,595,568	$1,663,038	$1,933,862	$1,488,862	$1,497,067
Capital:
Net (cash) debt	(242,878)	490,457	680,024	489,590	655,108
Shareholders’ equity	1,595,568	1,663,038	1,933,862	1,488,862	1,497,067

Net (cash) debt + shareholders’ equity (capital)	1,352,690	2,153,495	2,613,886	1,978,452	2,152,175

Other Comparative Data
(Loss) income from continuing operations/Net sales	(2.1)%	5.6%	4.6%	3.4%	5.1%
Net (loss) income attributable to The Timken Company/Net sales	(4.3)%	5.3%	4.9%	5.2%	6.3%
Return on equity (2)	(4.1)%	17.0%	10.9%	9.8%	13.9%
Net sales per employee (3)	$168.8	$244.3	$216.0	$191.6	$350.8
Capital expenditures	$114,150	$258,147	$289,784	$247,806	$201,459
Depreciation and amortization	$201,486	$200,799	$187,918	$149,709	$186,795
Capital expenditures / Net sales	3.6%	5.1%	6.4%	5.8%	4.9%
Dividends per share	$0.45	$0.70	$0.66	$0.62	$0.60
Basic (loss) earnings per share — continuing operations (4)	$(0.64)	$2.90	$2.17	$1.52	$2.25
Diluted (loss) earnings per share — continuing operations (4)	$(0.64)	$2.89	$2.16	$1.51	$2.22
Basic (loss) earnings per share (5)	$(1.39)	$2.78	$2.31	$2.37	$2.83
Diluted (loss) earnings per share (5)	$(1.39)	$2.77	$2.29	$2.35	$2.81
Ratio of net debt to capital (1)	(18.0)%	22.8%	26.0%	24.7%	30.4%
Number of employees at year-end (6)	16,667	20,550	20,720	21,235	23,408
Number of shareholders (7)	27,127	47,742	49,012	42,608	54,514

(1)	The Company presents net debt because it believes net debt is more representative of the Company’s indicative financial position due to temporary changes in cash and cash equivalents.

(2)	Return on equity is defined as income from continuing operations divided by ending shareholders’ equity.

(3)	Based on average number of employees employed during the year.

(4)	Based on average number of shares outstanding during the year.

(5)	Based on average number of shares outstanding during the year and includes discontinued operations for all periods presented.

(6)	Adjusted to exclude NRB and Latrobe Steel for all periods.

(7)	Includes an estimated count of shareholders having common stock held for their accounts by banks, brokers and trustees for benefit plans.

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
The Mobile Industries segment provides bearings, power transmission components and related products and services. Customers of the Mobile Industries segment include original equipment manufacturers and suppliers for passenger cars, light trucks, medium and heavy-duty trucks, rail cars, locomotives and agricultural, construction and mining equipment. Customers also include aftermarket distributors of automotive products. The Company’s strategy for the Mobile Industries segment is to improve financial performance in the Automotive and Truck original-equipment markets while leveraging more attractive markets in the Rail and Off-Highway sectors and in the Aftermarket. This strategy could result in allocating assets to serve the most attractive market sectors and restructuring or exiting those businesses where adequate returns cannot be achieved over the long-term.
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
The Aerospace and Defense segment manufactures bearings, helicopter transmission systems, rotor head assemblies, turbine engine components, gears and other precision flight-critical components for commercial and military aviation applications. The Aerospace and Defense segment also provides aftermarket services, including repair and overhaul of engines, transmissions and fuel controls, as well as aerospace bearing repair and component reconditioning. In addition, the Aerospace and Defense segment manufactures precision bearings, higher-level assemblies and sensors for equipment manufacturers of health and positioning control equipment. The Company’s strategy for the Aerospace and Defense segment is to: (1) grow by adding power transmission parts, assemblies and services, utilizing a platform approach; (2) develop new aftermarket channels; and (3) improve global capabilities through manufacturing initiatives. In November 2008, the Company completed the acquisition of the assets of EXTEX Ltd. (EXTEX), located in Arizona. EXTEX is a leading designer and marketer of high-quality replacement engine parts for the aerospace aftermarket.
The Steel segment manufactures more than 450 grades of carbon and alloy steel, which are produced in both solid and tubular sections with a variety of lengths and finishes. The Steel segment also manufactures custom-made steel products for both industrial and automotive applications. The Company’s strategy for the Steel segment is to drive profitable growth by focusing on opportunities where the Company can offer differentiated capabilities. In November 2008, the Company opened a new small-bar steel rolling mill to expand its portfolio of differentiated steel products. The new mill enables the Company to competitively produce steel bars down to 1-inch diameter for use in power transmission and friction management applications for a variety of customers, including foreign automakers. In February 2008, the Company completed the acquisition of the assets of Boring Specialties, Inc. (BSI), a provider of a wide range of precision deep-hole oil and gas drilling and extraction products and services.
In addition to specific segment initiatives, the Company has been making strategic investments in business processes and systems. Project O.N.E. is a multi-year program launched in 2005 to improve the Company’s business processes and systems. In total, the Company expects to invest up to approximately $220 million, which includes internal and external costs, to implement Project O.N.E. As of December 31, 2009, the Company has incurred costs of $214.1 million, of which $121.1 million have been capitalized to the Consolidated Balance Sheet. During 2008 and 2007, the Company completed the installation of Project O.N.E. for the majority of the Company’s domestic operations and a major portion of its European operations. On April 1, 2009, the Company completed an additional installation of Project O.N.E. for the majority of the Company’s remaining European operations, as well as certain other facilities in North America and India. The final installation of Project O.N.E. is expected to be completed in April 2010. With the completion of the April 2010 installation of Project O.N.E., approximately 90% of the Bearings and Power Transmission Group’s global sales will flow through the new system.

On December 31, 2009, the Company completed the sale of the assets of its Needle Roller Bearings (NRB) operations to JTEKT Corporation (JTEKT). The Company received approximately $304 million in cash proceeds for these operations and retained certain receivables of approximately $26 million, subject to post-sale working capital adjustments. The NRB operations manufacture needle roller bearings, including a range of radial and thrust needle roller bearings, as well as bearing assemblies and loose needles for automotive and industrial applications. The NRB operations have facilities in the United States, Canada, Europe and China. The NRB operations had 2009 sales of approximately $407 million and were previously included in the Company’s Mobile Industries, Process Industries and Aerospace and Defense reportable segments. The Mobile Industries segment accounted for approximately 80 percent of the 2009 sales of the NRB operations. Results for 2009, 2008 and 2007 have been reclassified to conform to the presentation under discontinued operations. The Company incurred a pretax impairment loss of approximately $33.7 million during the third quarter of 2009 as the projected proceeds from the sale of the NRB operations were lower than the net book value of the net assets expected to be transferred as a result of sale of the NRB operations to JTEKT. The Company incurred an after-tax loss of approximately $12.6 million on the sale of the NRB operations during the fourth quarter of 2009. Refer to Note 2 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional discussion.
Financial Overview
2009 compared to 2008
Overview:

	2009	2008	$ Change	% Change

(Dollars in millions, except earnings per share)
Net sales	$3,141.6	$5,040.8	$(1,899.2)	(37.7)%
(Loss) income from continuing operations	(66.1)	282.6	(348.7)	(123.4)%
Loss from discontinued operations	(72.6)	(11.3)	(61.3)	NM
(Loss) income attributable to noncontrolling interest	(4.7)	3.6	(8.3)	(230.6)%
Net (loss) income attributable to The Timken Company	(134.0)	267.7	(401.7)	(150.1)%
Diluted (loss) earnings per share:
Continuing operations	$(0.64)	$2.89	$(3.53)	(122.1)%
Discontinued operations	(0.75)	(0.12)	(0.63)	NM
Diluted (loss) earnings per share	$(1.39)	$2.77	$(4.16)	(150.2)%
Average number of shares — diluted	96,135,783	95,947,643	—	0.2%

The Timken Company reported net sales for 2009 of $3.14 billion compared to $5.04 billion in 2008, a decrease of 37.7%. Sales in 2009 were lower across all business segments except for the Aerospace and Defense segment. The decrease in sales was primarily driven by lower volume and lower surcharges in the Steel segment, partially offset by the impact of favorable pricing. For 2009, net loss per share was $1.39 compared to diluted earnings per share of $2.77 for 2008. Loss from continuing operations per share was $0.64 for 2009 compared to income from continuing operations per diluted share of $2.89 for 2008.
The Company’s results for 2009 reflect the deterioration of most market sectors as a result of the global economic downturn. The impact of lower volume and higher restructuring charges, including asset impairments, resulting from actions taken to align the Company’s businesses with current demand, was partially offset by lower raw material costs and lower selling and administrative costs. Additionally, the Company’s results from continuing operations for 2008 reflected a pretax gain of $20.4 million on the sale of the Company’s former seamless steel tube manufacturing facility located in Desford, England.
Outlook
The Company’s outlook for 2010 reflects a modest improvement in the global economy following the deteriorating global economic climate that occurred in 2009. The Company expects higher sales of approximately 5% to 10%, primarily driven by stronger sales in the Steel segment as customers rebuild inventory. As a result of the Company’s improved operating performance and its 2009 cost reduction initiatives, the Company expects to leverage sales growth. The strengthening margins will be partially offset by higher selling, administrative and general expenses to support the higher sales.
From a liquidity standpoint, the Company expects to continue to generate cash from operations in 2010 primarily due to expected margin improvement. In addition, the Company expects to increase capital expenditures by approximately $25 million, or 20% in 2010, compared to 2009. Pension contributions are expected to increase to approximately $135 million in 2010, compared to $63 million in 2009, primarily due to discretionary contributions to the Company’s defined benefit pension plans.

The Statement of Income
Sales by Segment:

	2009	2008	$ Change	% Change

(Dollars in millions, and exclude intersegment sales)
Mobile Industries	$1,245.0	$1,771.8	$(526.8)	(29.7)%
Process Industries	806.0	1,163.0	(357.0)	(30.7)%
Aerospace and Defense	417.7	412.0	5.7	1.4%
Steel	672.9	1,694.0	(1,021.1)	(60.3)%

Total Company	$3,141.6	$5,040.8	$(1,899.2)	(37.7)%

Net sales for 2009 decreased $1.9 billion, or 37.7%, compared to 2008, primarily due to lower volume of approximately $1.49 billion across all business segments, except for the Aerospace and Defense segment, lower surcharges in the Steel segment of approximately $555 million and the effect of foreign currency exchange rate changes of approximately $90 million. These decreases were partially offset by improved pricing and favorable sales mix of approximately $220 million.
Gross Profit:

	2009	2008	$ Change	Change

(Dollars in millions)
Gross profit	$582.7	$1,151.9	$(569.2)	(49.4)%
Gross profit % to net sales	18.5%	22.9%	—	(440	) bps
Rationalization expenses included in cost of products sold	$8.2	$3.4	$4.8	141.2%

Gross profit margins decreased in 2009, compared to 2008, due to the impact of lower sales volume across most market sectors of approximately $640 million, lower surcharges in the Steel segment of $555 million and lower utilization of manufacturing costs of approximately $240 million, partially offset by lower raw material costs of approximately $540 million, improved pricing and sales mix of approximately $220 million and lower logistics costs of approximately $100 million.
In 2009, rationalization expenses of $8.2 million included in cost of products sold primarily related to certain Mobile Industries’ and Aerospace and Defense manufacturing facilities and the continued rationalization of Process Industries’ Canton, Ohio bearing facilities. In 2008, rationalization expenses of $3.4 million included in cost of products sold primarily related to certain Mobile Industries’ domestic manufacturing facilities, the continued rationalization of Process Industries’ Canton, Ohio bearing facilities and the closure of the Company’s seamless steel tube manufacturing operations located in Desford, England. Rationalization expenses in 2009 and 2008 primarily included the write-down of inventory, accelerated depreciation on assets and the relocation of equipment.
Selling, Administrative and General Expenses:

	2009	2008	$ Change	Change

(Dollars in millions)
Selling, administrative and general expenses	$472.7	$657.1	$(184.4)	(28.1)%
Selling, administrative and general expenses % to net sales	15.0%	13.0%	—	200	bps
Rationalization expenses included in selling, administrative and general expenses	$2.9	$1.5	$1.4	93.3%

The decrease in selling, administrative and general expenses of $184.4 million in 2009, compared to 2008, was primarily due to restructuring initiatives of approximately $60 million, lower performance-based compensation of approximately $60 million, lower discretionary spending of approximately $55 million and a decrease in the provision for doubtful accounts of approximately $10 million.
In 2009, the rationalization expenses included in selling, administrative and general expenses were primarily costs related to employees exiting the Company and costs associated with exiting a variety of office leases due to restructuring initiatives. In 2008, the rationalization expenses included in selling, administrative and general expenses primarily related to the rationalization of Process Industries’ Canton, Ohio bearing facilities and costs associated with vacating the Torrington, Connecticut office complex.

Impairment and Restructuring Charges:

	2009	2008	$ Change

(Dollars in millions)
Impairment charges	$107.6	$20.1	$87.5
Severance and related benefit costs	52.8	8.7	44.1
Exit costs	3.7	4.0	(0.3)

Total	$164.1	$32.8	$131.3

The following discussion explains the major impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above. See Note 6 — Impairment and Restructuring in the Notes to Consolidated Financial Statements for further details by segment.
2009 Selling and Administrative Cost Reductions
In March 2009, the Company announced the realignment of its organization to improve efficiency and reduce costs as a result of the economic downturn. The Company had targeted pretax savings of approximately $30 million to $40 million in annual selling and administrative costs. In April 2009, in light of the Company’s revised forecast at that time indicating significantly reduced sales and earnings for the year, the Company expanded the target to approximately $80 million. The implementation of these savings began in the first quarter of 2009 and were substantially completed by the end of the fourth quarter of 2009, with full-year savings expected to be achieved in 2010. During 2009, the Company recorded $10.7 million of severance and related benefit costs related to this initiative to eliminate approximately 280 employees. Of the $10.7 million charge for 2009, $4.5 million related to the Mobile Industries segment, $2.0 million related to the Process Industries segment, $0.6 million related to the Aerospace and Defense segment, $1.6 million related to the Steel segment and $2.0 million related to Corporate. Overall, the Company eliminated approximately 500 sales and administrative employees in 2009 with pretax savings of approximately $26 million.
2009 Manufacturing Workforce Reductions
During 2009, the Company recorded $32.2 million in severance and related benefit costs, including a curtailment of pension benefits of $0.9 million, to eliminate approximately 3,000 manufacturing employees to properly align its business as a result of the current downturn in the economy and expected market demand. Of the $32.2 million charge, $21.5 million related to the Mobile Industries segment, $6.5 million related to the Process Industries segment, $2.5 million related to the Aerospace and Defense segment and $1.7 million related to the Steel segment.
2008 Workforce Reductions
In December 2008, the Company recorded $4.2 million in severance and related benefit costs to eliminate approximately 110 manufacturing and sales and administrative employees as a result of the downturn in the economy. Of the $4.2 million charge, $2.0 million related to the Mobile Industries segment, $0.8 million related to the Process Industries segment, $1.1 million related to the Steel segment and $0.3 million related to Corporate.
Bearings and Power Transmission Reorganization
During the first quarter of 2008, the Company began to operate under two major business groups: the Steel Group and the Bearings and Power Transmission Group. The Bearings and Power Transmission Group is composed of three reportable segments: Mobile Industries, Process Industries and Aerospace and Defense. During 2008, the Company recorded $2.5 million of severance and related benefit costs related to this initiative.
Torrington Campus
On July 20, 2009, the Company sold the remaining portion of its Torrington, Connecticut office complex. In anticipation of the loss that the Company expected to record upon completion of the sale of this property, the Company recorded an impairment charge of $6.4 million during the second quarter of 2009. During the third quarter of 2009, the Company recorded an additional loss of approximately $0.7 million in Other (expense) income, net upon completion of the sale of this portion of the office complex.

Mobile Industries
In 2009, the Company recorded fixed asset impairment charges of $71.7 million for certain fixed assets in the United States, Canada, France and China related to several automotive product lines. The Company reviewed these assets for impairment during the fourth quarter due to declining sales and as a result of the Company’s initiative to exit programs where adequate returns could not be obtained through pricing initiatives. Circumstances related to revenue streams for customers coming out of bankruptcy and the results of its pricing initiatives did not become fully evident until the fourth quarter. Incorporating this information into its annual long-term forecasting process, the Company determined the undiscounted projected future cash flows for these product lines could not support the carrying value of these asset groups. The Company then arrived at fair value by either valuing the assets in use where the assets were still producing product or in exchange where the assets had been idled. See Note 15 — Fair Value in the Notes to the Consolidated Financial Statements for further discussion of how the Company arrived at fair value.
The Company recorded an impairment charge of $48.8 million in 2008, representing the write-off of goodwill associated with the Mobile Industries segment. Of the $48.8 million impairment charge, $30.4 million has been reclassified to discontinued operations. The Company is required to review goodwill and indefinite-lived intangibles for impairment annually. The Company performed this annual test during the fourth quarter of 2008 using an income approach (discounted cash flow model) and a market approach. As a result of the economic downturn that began in the second half of 2008, management’s forecasts of earnings and cash flow declined significantly. The Company utilized these forecasts for the income approach as part of the goodwill impairment review. As a result of the lower earnings and cash flow forecasts at that time, the Company determined that the Mobile Industries segment could not support the carrying value of its goodwill. Refer to Note 8 — Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements for additional discussion.
In March 2007, the Company announced the planned closure of its manufacturing facility in Sao Paulo, Brazil. The closure of this manufacturing facility was subsequently delayed to serve higher customer demand. The Company has resumed plans to close this facility on March 31, 2010. This closure is targeted to deliver annual pretax savings of approximately $5 million, with expected pretax costs of approximately $25 million to $30 million, including restructuring costs and rationalization costs recorded in cost of products sold and selling, administrative and general expenses. The Company expects to realize the $5 million of annual pretax savings by the end of 2010 after this facility closes. Mobile Industries has incurred cumulative pretax costs of approximately $25.0 million as of December 31, 2009 related to this closure. During 2009 and 2008, the Company recorded $5.2 million and $2.2 million, respectively, of severance and related benefit costs and $1.7 million and $0.8 million, respectively, of exit costs associated with the closure of this facility.
Process Industries
In May 2004, the Company announced plans to rationalize its three bearing plants in Canton, Ohio within the Process Industries segment. This rationalization initiative is expected to deliver annual pretax savings of approximately $35 million through streamlining operations and workforce reductions, with expected pretax costs of approximately $70 million to $80 million (including pretax cash costs of approximately $50 million), by the middle of 2010.
In 2009, the Company recorded impairment charges of $27.7 million, exit costs of $1.6 million and severance and related benefits of $0.6 million as a result of Process Industries’ rationalization plans. The significant impairment charge was recorded during the second quarter of 2009 as a result of the rapid deterioration of the market sectors served by one of the rationalized plants resulting in the carrying value of the fixed assets for this plant exceeding their projected future cash flows. The Company then arrived at fair value by either valuing the assets in use, where the assets were still producing product, or in exchange, where the assets had been idled. The fair value was determined based on market comparisons of similar assets. The Company closed this plant at the end of 2009. In 2008, the Company recorded exit costs of $1.8 million related to these rationalization plans. The Process Industries segment has incurred cumulative pretax costs of approximately $69.0 million (including approximately $26.3 million of pretax cash costs) as of December 31, 2009 for these plans, including rationalization costs recorded in cost of products sold and selling, administrative and general expenses. As of December 31, 2009, the Process Industries’ rationalization plans have resulted in approximately $15 million in annual pretax savings.
In October 2009, the Company announced the consolidation of its distribution centers in Bucyrus, Ohio and Spartanburg, South Carolina into a larger, leased facility in the region surrounding the existing Spartanburg location. The consolidation of the Company’s distribution centers is primarily due to 89% of all manufactured product inbound to the Company’s distribution centers originating in the southeastern United States, and the new location reducing the average number of miles required to ship goods and inventory throughout the supply chain. This initiative is expected to deliver annual pretax savings of approximately $4 million to $8 million with expected pretax costs of approximately $5 million to $10 million by the end of 2010. The closure of the Bucyrus Distribution Center will displace approximately 290 employees. During 2009, the Company recorded $4.5 million of severance and related benefit costs related to this closure.

Rollforward of Restructuring Accruals:

	2009	2008

(Dollars in millions)
Beginning balance, January 1	$17.0	$19.0
Expense	55.6	12.7
Payments	(38.6)	(14.7)

Ending balance, December 31	$34.0	$17.0

The restructuring accrual at December 31, 2009 and 2008 is included in Accounts payable and other liabilities on the Consolidated Balance Sheet. The restructuring accrual at December 31, 2009 excludes costs related to the curtailment of pension benefit plans of $0.9 million. The accrual at December 31, 2009 includes $27.5 million of severance and related benefits with the remainder of the balance primarily representing environmental exit costs. The majority of the $27.5 million accrual relating to severance and related benefits is expected to be paid by the middle of 2010.
Interest Expense and Income:

	2009	2008	$ Change	% Change

(Dollars in millions)
Interest expense	$41.9	$44.4	$(2.5)	(5.6)%
Interest income	$1.9	$5.8	$(3.9)	(67.2)%

Interest expense for 2009 decreased compared to 2008 due to lower average debt outstanding in 2009 compared to 2008, partially offset by higher borrowing costs. Interest income decreased for 2009 compared to 2008 due to significantly lower interest rates on higher average invested cash balances in 2009.
Other Income and Expense:

	2009	2008	$ Change	% Change

(Dollars in millions)
CDSOA receipts, net of expenses	$3.6	$9.1	$(5.5)	(60.4)%

Other (expense) income, net:
Gain on divestitures of non-strategic assets	$0.5	$19.5	$(19.0)	(97.4)%
Equity investment impairment loss	(6.1)	—	(6.1)	NM
Gain (loss) on dissolution of subsidiaries	—	(0.4)	0.4	100.0%
Other	1.9	(11.9)	13.8	116.0%

Other (expense) income, net	$(3.7)	$7.2	$(10.9)	(151.4)%

The U.S. Continued Dumping and Subsidy Offset Act (CDSOA) receipts are reported net of applicable expenses. CDSOA provides for distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and people. In 2009, the Company received CDSOA receipts, net of expenses, of $3.6 million. In 2008, the Company received CDSOA receipts, net of expenses, of $10.2 million, of which $1.1 million was reclassified to discontinued operations. Refer to Other Matters — Continued Dumping and Subsidy Offset Act (CDSOA) for additional discussion.
In 2009, the gain on divestiture of non-strategic assets was primarily due to the sale of the Company’s former office complex located in Torrington, Connecticut. The sale of the Torrington office complex occurred in two separate transactions: one in the first quarter of 2009 resulting in a gain of $1.3 million and the other in the third quarter of 2009 resulting in a loss of $0.7 million previously mentioned. In 2008, the gain on divestitures of non-strategic assets primarily related to the sale of the Company’s seamless steel tube manufacturing facility located in Desford, England, which closed in April 2007. In February 2008, the Company completed the sale of this facility, resulting in a pretax gain of approximately $20.4 million.

The equity investment impairment loss for 2009 reflects an impairment loss on two of the Company’s joint ventures, Internacional Component Supply LTDA for $4.7 million and Endorsia.com International AB for $1.4 million. The Company recorded the impairment loss as a result of the carrying value of these investments exceeding the expected future cash flows of these joint ventures. The Company is currently trying to sell both joint ventures.
For 2009, other (expense) income, net primarily consisted of $5.2 million of foreign currency exchange gains, $1.7 million of royalty income, $0.6 million of investment income and $0.5 million of export incentives, offset by $8.0 million of losses on the disposal of fixed assets. For 2008, other (expense) income, net primarily included $6.4 million of foreign currency losses, $4.7 million of losses on the disposal of fixed assets and $3.9 million of donations, partially offset by gains on equity investments of $1.4 million and $1.2 million of export incentives.
Income Tax Expense:

	2009	2008	$ Change	Change

(Dollars in millions)
Income tax (benefit) expense	$(28.2)	$157.1	$(185.3)	(118.0)%
Effective tax rate	29.9%	35.7%	—	(580	) bps

The decrease in the effective tax rate in 2009 compared to 2008 was primarily due to increased losses at certain foreign subsidiaries where no tax benefit could be recorded, partially offset by the effective tax rate impact of tax credits and other U.S. tax benefits on lower pretax earnings.

The effective tax rate on the pretax loss for 2009 was unfavorable relative to the U.S. federal statutory tax rate primarily due to losses at certain foreign subsidiaries where no tax benefit could be recorded. This item was partially offset by the U.S. research tax credit and the net effect of other items.

Discontinued Operations:
	2009	2008	$ Change	% Change

(Dollars in millions)
Operating results, net of tax	$(60.0)	$(11.3)	$(48.7)	NM
Loss on disposal, net of tax	$(12.6)	$—	$(12.6)	NM

In December 2009, the Company completed the divestiture of its NRB operations to JTEKT Corporation. Discontinued operations represent the operating results and related loss on sale, net of tax, of these operations. For 2009, the operating results, net of tax, of the NRB operations were a loss of $60.0 million, compared to a loss of $11.3 million for 2008, primarily due to the deterioration of the markets served by the NRB operations and higher restructuring charges in 2009. The restructuring charges include a pretax impairment loss of $33.7 million and pension curtailment of $2.2 million, as well as other pretax charges related to severance and related benefits of $16.0 million. The impairment loss was the result of the projected proceeds from the sale of NRB operations being lower than the net book value of the net assets expected to be transferred as a result of the sale of the NRB operations to JTEKT Corporation. The operating results, net of tax, for 2008 include a pretax impairment charge of $30.4 million, which represents the write-off of goodwill associated with the Mobile Industries segment. Refer to Note 2 — Acquisitions and Divestitures in the Notes to Consolidated Financial Statements for additional discussion.

Net (Loss) Income Attributable to Noncontrolling Interest:

	2009	2008	$ Change	% Change

(Dollars in millions)
Net (loss) income attributable to noncontrolling interest	$(4.7)	$3.6	$(8.3)	(230.6)%

On January 1, 2009, the Company implemented new accounting rules related to noncontrolling interests. The new accounting rules establish requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) to be clearly identified, presented and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. In addition, the new accounting rules require that net income attributable to parties other than the Company be separately reported on the Consolidated Statement of Income. For 2009, the net (loss) income attributable to noncontrolling interest was a loss of $4.7 million, compared to income of $3.6 million for 2008. In the first quarter of 2009, net (loss) income attributable to noncontrolling interest increased by $6.1 million due to a correction of an error related to the $18.4 million goodwill impairment loss the Company recorded in the fourth quarter of 2008 for the Mobile Industries segment. In recording the goodwill impairment loss in the fourth quarter of 2008, the Company did not recognize that a portion of the goodwill impairment loss related to two separate subsidiaries in India and South Africa in which the Company holds less than 100% ownership. As a result, the Company’s 2008 financial statements were understated by $6.1 million and the Company’s first quarter 2009 financial statements were overstated by $6.1 million. Management concluded the effect of the first quarter adjustment was not material to the Company’s 2008 and first quarter 2009 financial statements as well as the full-year 2009 financial statements.
Business Segments:
The primary measurement used by management to measure the financial performance of each segment is adjusted EBIT (earnings before interest and taxes, excluding the effect of certain items that management considers not representative of ongoing operations such as impairment and restructuring, manufacturing rationalization and integration charges, one-time gains or losses on disposal of non-strategic assets, allocated receipts received or payments made under CDSOA and gains and losses on the dissolution of subsidiaries). Refer to Note 13 — Segment Information in the Notes to Consolidated Financial Statements for the reconciliation of adjusted EBIT by segment to consolidated income before income taxes.
Mobile Industries Segment:

	2009	2008	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$1,245.0	$1,771.9	$(526.9)		(29.7)%
Adjusted EBIT	$30.5	$35.8	$(5.3)		(14.8)%
Adjusted EBIT margin	2.4%	2.0%	—	40	bps

The presentation below reconciles the changes in net sales of the Mobile Industries segment operations reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of currency exchange rates. The effects of currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period. The year 2008 represents the base year for which the effects of currency are measured; as a result, currency is assumed to be zero for 2008.

	2009	2008	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$1,245.0	$1,771.9	$(526.9)	(29.7)%
Currency	(56.8)	—	(56.8)	NM

Net sales, excluding the impact of currency	$1,301.8	$1,771.9	$(470.1)	(26.5)%

The Mobile Industries segment’s net sales, excluding the effects of currency-rate changes, decreased 26.5% in 2009, compared to 2008, primarily due to lower volume of approximately $565 million, partially offset by improved pricing and favorable sales mix of approximately $95 million. The lower volume was seen across all market sectors, led by a 13% decline in light vehicle demand, a 49% decline in heavy truck demand and a 44% decline in off-highway demand.

Adjusted EBIT was lower in 2009 compared to 2008, primarily due to the impact of lower demand of $135 million and the impact of underutilization of manufacturing capacity of approximately $115 million, partially offset by lower selling, administrative and general expenses of $100 million as a result of restructuring initiatives, improved pricing and favorable sales mix of approximately $65 million, lower raw material costs of approximately $40 million and lower logistics costs of approximately $40 million. In reaction to the current and anticipated lower demand, the Mobile Industries segment reduced total employment levels by approximately 3,100 positions in 2009.
The Mobile Industries segment’s sales are expected to increase slightly in 2010 over 2009 primarily due to improved pricing, offset by lower demand. In addition, adjusted EBIT for the Mobile Industries segment is expected to decrease as lower demand is partially offset by improved pricing and lower selling, administrative and general expenses. The Company expects to continue to take actions in the Mobile Industries segment to properly align its business with market demand.
Process Industries Segment:

	2009	2008	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$808.7	$1,166.2	$(357.5)		(30.7)%
Adjusted EBIT	$118.5	$218.7	$(100.2)		(45.8)%
Adjusted EBIT margin	14.7%	18.8%	—	(410	) bps

The presentation below reconciles the changes in net sales of the Process Industries segment operations reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of currency exchange rates. The effects of currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period. The year 2008 represents the base year for which the effects of currency are measured; as a result, currency is assumed to be zero for 2008.

	2009	2008	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$808.7	$1,166.2	$(357.5)	(30.7)%
Currency	(27.5)	—	(27.5)	NM

Net sales, excluding the impact of currency	$836.2	$1,166.2	$(330.0)	(28.3)%

The Process Industries segment’s net sales, excluding the effects of currency-rate changes, decreased 28.3% for 2009, compared to 2008, primarily due to lower volume of approximately $410 million, partially offset by improved pricing and favorable sales mix of approximately $70 million. The volume was down 25% to 35% across most market sectors. Adjusted EBIT was lower in 2009 compared to 2008, primarily due to the impact of lower volumes of approximately $220 million, partially offset by improved pricing and favorable sales mix of approximately $70 million, lower selling and administrative costs of approximately $30 million as a result of restructuring initiatives and lower raw material costs of approximately $20 million. In reaction to the current and anticipated lower demand, the Process Industries segment reduced total employment levels by approximately 1,400 positions during 2009.
The Company expects the Process Industries segment sales to be flat for 2010 compared to 2009. Aftermarket demand is expected to remain in line with fourth quarter 2009 rates. The destocking cycle in the channel has not yet run its course. The heavy equipment market sector will continue to decline through 2010 as new project investment and capital formation levels have dropped precipitously. Adjusted EBIT for 2010 is expected to be lower, compared to 2009, as a result of higher selling and administrative costs and higher raw material costs.

Aerospace and Defense Segment:

	2009	2008	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$417.7	$412.0	$5.7		1.4%
Adjusted EBIT	$72.4	$41.5	$30.9		74.5%
Adjusted EBIT margin	17.3%	10.1%	—	720	bps

The presentation below reconciles the changes in net sales of the Aerospace and Defense segment operations reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions made in 2009 and 2008 and currency exchange rates. The effects of acquisitions and currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period. During the fourth quarter of 2008, the Company completed the acquisition of the assets of EXTEX. Acquisitions in the current year represent the increase in sales, year over year, for this recent acquisition. The year 2008 represents the base year for which the effects of currency and acquisitions are measured; as a result, currency and acquisitions are assumed to be zero for 2008.

	2009	2008	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$417.7	$412.0	$5.7	1.4%
Acquisitions	10.0	—	10.0	NM
Currency	(2.6)	—	(2.6)	NM

Net sales, excluding the impact of acquisitions and currency	$410.3	$412.0	$(1.7)	(0.4)%

The Aerospace and Defense segment’s net sales, excluding the effect of acquisitions and currency-rate changes, decreased 0.4% for 2009, compared to 2008. The slight decline was due to reduced demand across commercial and general aviation markets of approximately $22 million, offset by improved pricing and favorable sales mix of approximately $20 million. Adjusted EBIT increased 74.5% in 2009, compared to 2008, primarily due to increased pricing and sales mix of approximately $20 million, the benefits of cost-reduction initiatives of approximately $10 million, and LIFO income of approximately $10 million, partially offset by the impact of lower volumes of approximately $10 million. The Company expects the Aerospace and Defense segment to see modest declines in sales and adjusted EBIT in 2010, compared to 2009, as a result of softer commercial and general aviation markets and flat defense markets.
Steel Segment:

	2009	2008	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$714.9	$1,852.0	$(1,137.1)		(61.4)%
Adjusted EBIT	$(57.9)	$264.0	$(321.9)		(121.9)%
Adjusted EBIT margin	(8.1)%	14.3%	—	(2,240	) bps

The presentation below reconciles the changes in net sales of the Steel segment operations reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions completed in 2008 and currency exchange rates. The effects of acquisitions and currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period. In February 2008, the Company completed the acquisition of the assets of BSI. Acquisitions in the current year represent the increase in sales, year over year, for this recent acquisition. The year 2008 represents the base year for which the effects of currency and acquisitions are measured; as a result, currency and acquisitions are assumed to be zero for 2008.

	2009	2008	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$714.9	$1,852.0	$(1,137.1)	(61.4)%
Acquisitions	7.5	—	7.5	NM
Currency	(5.1)	—	(5.1)	NM

Net sales, excluding the impact of divestitures and currency	$712.5	$1,852.0	$(1,139.5)	(61.5)%

The Steel segment’s net sales for 2009, excluding the effects of acquisitions and currency-rate changes, decreased 61.5% compared to 2008, primarily due to lower volume of approximately $590 million across all market sectors and lower surcharges in 2009. Surcharges decreased to $100.1 million in 2009 from $656.4 million in 2008. Surcharges are a pricing mechanism that the Company uses to recover scrap steel, energy and certain alloy costs, which are derived from published monthly indices. The average scrap index for 2009 was $258 per ton compared to $516 per ton for 2008. Steel shipments for 2009 were 593,595 tons, compared to 1,167,945 tons for 2008, a decrease of 49%. The Steel segment’s average selling price, including surcharges, was $1,204 per ton for 2009, compared to an average selling price of $1,586 per ton for 2008. The decrease in the average selling prices was primarily the result of lower surcharges. The lower surcharges were the result of lower prices for certain input raw materials, especially scrap steel, molybdenum, natural gas and nickel. In light of the significantly lower market demands experienced in 2009, compared to 2008, the Steel segment reduced total employment levels by approximately 680 positions in 2009.
The Steel segment’s adjusted EBIT decreased $321.9 million in 2009, compared to 2008, primarily due to lower surcharges of $556 million, the impact of lower sales volume of approximately $280 million and the impact of the underutilization of capacity of approximately $70 million, partially offset by lower raw material costs of approximately $385 million and lower LIFO charges of $67 million. In 2009, the Steel segment recognized LIFO income of $37.1 million, compared to LIFO expense of $29.6 million in 2008. Raw material costs consumed in the manufacturing process, including scrap steel, alloys and energy, decreased 45% in 2009 compared to the prior year to an average cost of $300 per ton.
The Company expects the Steel segment to see a 25% to 35% increase in sales for 2010, compared to 2009, due to higher volume and higher average selling prices. The higher average selling prices are driven by higher surcharges as scrap steel and alloy prices are expected to increase in 2010. The Company also expects higher demand, primarily driven by a 20% to 30% increase in demand in the Mobile market sector and a 35% to 45% increase in demand in the Industrial market sector, partially offset by a continued weak demand from the Oil and Gas market sector. The Company expects the Steel segment’s adjusted EBIT to be higher in 2010 primarily due to the higher demand and average selling prices, partially offset by higher raw material costs and related LIFO expense. Scrap, alloy and energy costs are expected to increase in the near term from current levels as global industrial production improves and then levels off.
Corporate:

	2009	2008	$ Change	Change

(Dollars in millions)
Corporate expenses	$48.7	$68.4	$(19.7)	(28.8)%
Corporate expenses % to net sales	1.6%	1.4%	—	20	bps

Corporate expenses decreased in 2009, compared to 2008, as a result of lower performance-based compensation, lower discretionary spending and restructuring initiatives.

Financial Overview
2008 compared to 2007
Overview:

	2008	2007	$ Change	% Change

(Dollars in millions, except earnings per share)
Net sales	$5,040.8	$4,532.1	$508.7	11.2%
Income from continuing operations	282.6	210.7	71.9	34.1%
(Loss) income from discontinued operations	(11.3)	12.9	(24.2)	(187.6)%
Income attributable to noncontrolling interest	3.6	3.6	—	0.0%
Net income attributable to The Timken Company	267.7	220.0	47.7	21.7%
Diluted (loss) earnings per share:
Continuing operations	$2.89	$2.16	$0.73	33.8%
Discontinued operations	(0.12)	0.13	(0.25)	(192.3)%
Diluted earnings per share	$2.77	$2.29	$0.48	21.0%
Average number of shares — diluted	95,947,643	95,612,235	—	0.4%

The Timken Company reported net sales for 2008 of $5.04 billion compared to $4.53 billion in 2007, an increase of 11.2%. The increase in sales was primarily driven by higher surcharges to recover historically high raw material costs and improved pricing as well as strong demand in global industrial markets, acquisitions and foreign currency translation, partially offset by weaker automotive demand. For 2008, net income per diluted share was $2.77 compared to $2.29 for 2007. Income from continuing operations per diluted share was $2.89 for 2008, compared to $2.16 for 2007.
The Company’s results for 2008 reflect the strength of global industrial markets, increased raw material surcharges, improved pricing, favorable sales mix and the favorable impact from acquisitions, partially offset by higher raw material costs and related LIFO expense as well as higher manufacturing and logistics costs. Additionally, the Company’s results for 2008 reflect higher restructuring and impairment charges for 2008 compared to 2007 primarily the result of a pretax goodwill impairment charge of $48.8 million in the Company’s Mobile Industries segment, of which $30.4 million has been reclassified to discontinued operations. Results for 2008 also reflect income from the sale of the Company’s seamless steel tube manufacturing facility located in Desford, England. The Company recognized a pretax gain of $20.4 million on the sale of this facility. The Company’s results for 2007 also reflect a lower tax rate primarily due to favorable adjustments to the Company’s accruals for uncertain tax positions.
The Statement of Income
Sales by Segment:

	2008	2007	$ Change	% Change

(Dollars in millions, and exclude intersegment sales)
Mobile Industries	$1,771.8	$1,838.4	$(66.6)	(3.6)%
Process Industries	1,163.0	980.9	182.1	18.6%
Aerospace and Defense	412.0	297.7	114.3	38.4%
Steel	1,694.0	1,415.1	278.9	19.7%

Total Company	$5,040.8	$4,532.1	$508.7	11.2%

Net sales for 2008 increased $508.7 million, or 11.2%, compared to 2007 primarily due to higher steel surcharges, improved pricing across all segments and favorable sales mix of approximately $515 million, the favorable impact from acquisitions of approximately $115 million and the effect of currency-rate changes of approximately $45 million, partially offset by lower volume of approximately $125 million and the impact of the closure of the Company’s seamless steel tube manufacturing facility located in Desford, England of approximately $40 million. The favorable impact from acquisitions was due to the acquisitions of Purdy, BSI and EXTEX. Higher volume across most market sectors, particularly off-highway, energy, aerospace and heavy industry, was more than offset by lower demand from North American light-vehicle customers.

Gross Profit:

	2008	2007	$ Change	Change

(Dollars in millions)
Gross profit	$1,151.9	$955.0	$196.9		20.6%
Gross profit % to net sales	22.9%	21.1%	—	180	bps
Rationalization expenses included in cost of products sold	$3.4	$18.5	$(15.1)		(81.6)%

Gross profit margins increased in 2008 compared to 2007 as a result of higher surcharges, improved pricing and favorable sales mix of approximately $515 million, the favorable impact of acquisitions of $20 million and lower rationalization expenses of $15 million, partially offset by higher raw material costs and related LIFO expense of approximately $300 million, the unfavorable impact of lower overall volume of $20 million and higher logistics costs of approximately $30 million.
In 2008, rationalization expenses of $3.4 million included in cost of products sold primarily related to certain Mobile Industries’ domestic manufacturing facilities, the continued rationalization of Process Industries’ Canton, Ohio bearing facilities and the closure of the Company’s seamless steel tube manufacturing operations located in Desford, England. In 2007, rationalization expenses of $18.5 million included in cost of products sold primarily related to the closure of the Company’s seamless steel tube manufacturing operations located in Desford, England, the eventual closure of the Company’s manufacturing operations located in Sao Paulo, Brazil and the continued rationalization of the Process Industries’ Canton, Ohio bearing facilities. Rationalization expenses in 2008 and 2007 primarily included accelerated depreciation on assets and relocation of equipment. The significant decrease in rationalization expenses in 2008 compared to 2007 was primarily due to the completion of the closure of the Company’s seamless steel tube manufacturing operations in Desford, England in April 2007 and the closure of the Company’s manufacturing facility in Clinton, South Carolina in October 2007.
Selling, Administrative and General Expenses:

	2008	2007	$ Change	Change

(Dollars in millions)
Selling, administrative and general expenses	$657.1	$631.2	$25.9		4.1%
Selling, administrative and general expenses % to net sales	13.0%	13.9%	—	(90	) bps
Rationalization expenses included in selling, administrative and general expenses	$1.5	$2.5	$(1.0)		(40.0)%

The increase in selling, administrative and general expenses of $25.9 million in 2008 compared to 2007 was primarily due to an increase in the allowance for doubtful accounts of approximately $10 million, higher performance-based compensation of approximately $8 million and higher depreciation on capitalized Project O.N.E. costs of $6 million.
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

Impairment and Restructuring Charges:

	2008	2007	$ Change

(Dollars in millions)
Impairment charges	$20.1	$4.9	$15.2
Severance and related benefit costs	8.7	18.5	(9.8)
Exit costs	4.0	5.0	(1.0)

Total	$32.8	$28.4	$4.4

The following discussion explains the major impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above. See Note 6 — Impairment and Restructuring in the Notes to Consolidated Financial Statements for further details by segment.
2008 Workforce Reductions
In December 2008, the Company recorded $4.2 million in severance and related benefit costs to eliminate approximately 110 employees as a result of the current downturn in the economy and current and anticipated market demand. Of the $4.2 million charge, $2.0 million related to the Mobile Industries segment, $0.8 million related to the Process Industries segment, $1.1 million related to the Steel segment and $0.3 million related to Corporate.
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
Mobile Industries
In 2008, the Company recorded $2.2 million of severance and related benefit costs and $0.8 million of environmental exit costs due to the closure of the manufacturing facility in Sao Paulo, Brazil. In 2007, the Company recorded $6.4 million of severance and related benefit costs and $2.0 million of exit costs due to the closure of the manufacturing facility in Sao Paulo, Brazil. Exit costs of $1.7 million recorded during 2007 were the result of environmental charges related to the closure of the manufacturing facility in Sao Paulo, Brazil.
The Company recorded an impairment charge of $48.8 million in 2008, representing the write-off of goodwill associated with the Mobile Industries segment. Of the $48.8 million impairment charge, $30.4 million was reclassified to discontinued operations. The Company is required to review goodwill and indefinite-lived intangibles for impairment annually. The Company performed this annual test during the fourth quarter of 2008 using an income approach (discounted cash flow model) and a market approach. As a result of the economic downturn that began in the second half of 2008, management’s forecasts of earnings and cash flow at that time declined significantly. The Company utilizes these forecasts for the income approach as part of the goodwill impairment review. As a result of the lower earnings and cash flow forecasts, the Company determined that the Mobile Industries segment could not support the carrying value of its goodwill. Refer to Note 8 — Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements for additional discussion.
Process Industries
In 2008, the Company recorded exit costs of $1.8 million related to the Process Industries’ rationalization plans. The exit costs recorded during 2008 were primarily the result of environmental charges. In 2007, the Company recorded $4.8 million of impairment charges and $0.6 million of exit costs associated with the Process Industries’ rationalization plans.
Steel
In April 2007, the Company completed the closure of its seamless steel tube manufacturing facility located in Desford, England. The Company recorded approximately $0.4 million of exit costs in 2008 compared to $7.3 million of severance and related benefit costs and $2.4 million of exit costs during 2007 related to this action.

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
Interest Expense and Income:

	2008	2007	$ Change	% Change

(Dollars in millions)
Interest expense	$44.4	$42.3	$2.1	5.0%
Interest income	$5.8	$6.9	$(1.1)	(15.9)%

Interest expense for 2008 increased compared to 2007 due to higher average debt outstanding in 2008 compared to 2007. Interest income decreased for 2008 compared to 2007 due to lower average invested cash balances and lower interest rates.
Other Income and Expense:

	2008	2007	$ Change	% Change

(Dollars in millions)
CDSOA receipts, net of expenses	$9.1	$6.5	$2.6	40.0%

Other income (expense), net:
Gain on divestitures of non-strategic assets	$19.5	$6.2	$13.3	214.5%
(Loss) gain on dissolution of subsidiaries	(0.4)	0.4	(0.8)	(200.0)%
Other	(11.9)	(8.0)	(3.9)	(48.8)%

Other income (expense), net	$7.2	$(1.4)	$8.6	NM

In 2008, the Company received CDSOA receipts, net of expenses, of $10.2 million. In 2007, the Company received CDSOA receipts, net of expenses, of $7.9 million. CDSOA, receipts, net of expenses, of $1.1 million and $1.4 million have been reclassified to discontinued operations for 2008 and 2007, respectively. Refer to Other Matters — Continued Dumping and Subsidy Offset Act (CDSOA) for additional discussion.
In 2008, the gain on divestitures of non-strategic assets primarily related to the sale of the Company’s seamless steel tube manufacturing facility located in Desford, England, which closed in April 2007. In February 2008, the Company completed the sale of this facility, resulting in a pretax gain of approximately $20.4 million. In 2007, the gain on divestitures of non-strategic assets primarily included a gain of $5.5 million on the sale of certain assets operated by the seamless steel tube facility located in Desford, England.
For 2008, “other” primarily included $6.4 million of foreign currency losses, $4.7 million of losses on the disposal of fixed assets and $3.9 million of donations, partially offset by gains on equity investments of $1.4 million and $1.2 million of export incentives. For 2007, “other” primarily included $5.9 million of losses on the disposal of fixed assets, $3.0 million of donations and $1.3 million of losses from equity investments, partially offset by $1.3 million of foreign currency exchange gains.

Income Tax Expense:

	2008	2007	$ Change	Change

(Dollars in millions)
Income tax expense	$157.1	$53.9	$103.2	191.5%
Effective tax rate	35.7%	20.4%	—	1,530	bps

The increase in the effective tax rate for 2008, compared to 2007, was primarily due to a favorable discrete tax adjustment of $32.1 million in the first quarter of 2007 to recognize the benefits of a prior year tax position as a result of a change in tax law during the quarter and higher U.S. state and local taxes in 2008. These increases were partially offset by a lower effective tax rate on foreign income in 2008.
Discontinued Operations:

	2008	2007	$ Change	% Change

(Dollars in millions)
Operating results, net of tax	$(11.3)	$12.2	$(23.5)	(192.6)%
Gain on disposal, net of tax	—	0.7	(0.7)	(100.0)%

Total	$(11.3)	$12.9	$(24.2)	(187.6)%

In December 2009, the Company completed the divestiture of its NRB operations to JTEKT Corporation. Discontinued operations for 2008 represent the operating results, net of tax, of the NRB operations. Discontinued operations for 2007 primarily represent the operating results, net of tax, of the NRB operations. The decrease in the operating results, net of tax, of the NRB operations in 2008, compared to 2007, is primarily due to a pretax impairment charge of $30.4 million, representing the write-off of goodwill associated with the Mobile Industries segment.
Net Income Attributable to Noncontrolling Interest:

	2008	2007	$ Change	% Change

(Dollars in millions)
Net income attributable to noncontrolling interest	$3.6	$3.6	$—	0.0%

Net income attributable to noncontrolling interest represents the net income attributable to parties other than the Company.
Business Segments:
Mobile Industries Segment:

	2008	2007	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$1,771.9	$1,838.4	$(66.5)		(3.6)%
Adjusted EBIT	$35.8	$28.0	$7.8		27.9%
Adjusted EBIT margin	2.0%	1.5%	—	50	bps

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

	2008	2007	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$1,771.9	$1,838.4	$(66.5)	(3.6)%
Currency	23.5	—	23.5	NM

Net sales, excluding the impact of currency	$1,748.4	$1,838.4	$(90.0)	(4.9)%

The Mobile Industries segment’s net sales, excluding the effects of currency-rate changes, decreased 4.9% in 2008, compared to 2007, primarily due to lower volume of approximately $160 million, partially offset by improved pricing, higher surcharges and favorable sales mix of approximately $70 million. The lower volume was primarily due to lower volume from the North American light-vehicle sector, including lower sales due to a strike at one of the Company’s customers during the first six months of 2008, partially offset by higher demand from heavy truck, off-highway and automotive aftermarket customers and favorable pricing. Adjusted EBIT was higher in 2008 compared to 2007, primarily due to improved pricing, higher surcharges and favorable sales mix of approximately $70 million and the favorable impact of restructuring of approximately $40 million. These increases were partially offset by higher raw material costs and related LIFO expense of approximately $70 million, the underutilization of manufacturing capacity as a result of lower volume of approximately $25 million and higher logistics costs of approximately $15 million. In reaction to the current and anticipated lower demand, the Mobile Industries segment reduced total employment levels by approximately 2,000 positions in 2008 and temporarily idled factories beyond normal seasonal shutdowns during the fourth quarter of 2008.
Process Industries Segment:

	2008	2007	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$1,166.2	$982.7	$183.5		18.7%
Adjusted EBIT	$218.7	$125.8	$92.9		73.8%
Adjusted EBIT margin	18.8%	12.8%	—	600	bps

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

	2008	2007	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$1,166.2	$982.7	$183.5	18.7%
Currency	19.2	—	19.2	NM

Net sales, excluding the impact of currency	$1,147.0	$982.7	$164.3	16.7%

The Process Industries segment’s net sales, excluding the effects of currency-rate changes, increased 16.7% for 2008, compared to 2007, primarily due to improved pricing, higher surcharges and favorable sales mix of approximately $90 million and higher volume of approximately $70 million. The higher volume was primarily in the Company’s industrial distribution channel, as well as the heavy industry and power transmission market sectors. Adjusted EBIT was higher in 2008, compared to 2007, primarily due to improved pricing, higher surcharges and favorable sales mix of approximately $90 million and the impact of higher volumes of approximately $35 million, partially offset by higher raw material costs and related LIFO expense and higher manufacturing costs of approximately $35 million.

Aerospace and Defense Segment:

	2008	2007	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$412.0	$297.7	$114.3		38.4%
Adjusted EBIT	$41.5	$18.0	$23.5		130.6%
Adjusted EBIT margin	10.1%	6.0%	—	410	bps

The presentation below reconciles the changes in net sales of the Aerospace and Defense segment operations reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions made in 2008 and 2007 and currency exchange rates. The effects of acquisitions and currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period. During the fourth quarter of 2007, the Company completed the acquisition of the assets of Purdy. During the fourth quarter of 2008, the Company completed the acquisition of the assets of EXTEX. Acquisitions in the current year represent the increase in sales, year over year, for these recent acquisitions. The year 2007 represents the base year for which the effects of currency and acquisitions are measured; as a result, currency and acquisitions are assumed to be zero for 2007.

	2008	2007	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$412.0	$297.7	$114.3	38.4%
Acquisitions	69.8	—	69.8	NM
Currency	0.8	—	0.8	NM

Net sales, excluding the impact of acquisitions and currency	$341.4	$297.7	$43.7	14.7%

The Aerospace and Defense segment’s net sales, excluding the effect of acquisitions and currency-rate changes, increased 14.7% for 2008, compared to 2007, as a result of improved pricing, higher surcharges and favorable sales mix of approximately $25 million and higher volumes of approximately $20 million in the segment’s aerospace and defense market sector. Adjusted EBIT increased in 2008, compared to 2007, primarily due to increased pricing, surcharges and sales mix of approximately $25 million, the favorable impact of acquisitions of approximately $10 million and the impact of higher volumes of approximately $10 million. These increases were offset by higher raw material costs and related LIFO charges of approximately $15 million and higher manufacturing costs associated with investments in capacity additions at aerospace precision products plants in North America and China of approximately $5 million.
Steel Segment:

	2008	2007	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$1,852.0	$1,561.6	$290.4		18.6%
Adjusted EBIT	$264.0	$231.2	$32.8		14.2%
Adjusted EBIT margin	14.3%	14.8%	—	(50	) bps

The presentation below reconciles the changes in net sales of the Steel segment operations reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions and divestitures completed in 2008 and 2007 and currency exchange rates. The effects of acquisitions, divestitures and currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period. In February 2008, the Company completed the acquisition of the assets of BSI. Acquisitions in the current year represent the increase in sales, year over year, for this recent acquisition. In April 2007, the Company completed the closure of its seamless steel tube manufacturing facility located in Desford, England. Divestitures in the current year represent the decrease in sales, year over year, for this divestiture. The year 2007 represents the base year for which the effects of currency, acquisitions and divestitures are measured; as a result, these items are assumed to be zero for 2007.

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
Corporate:

	2008	2007	$ Change	Change

(Dollars in millions)
Corporate expenses	$68.4	$65.9	$2.5	3.8%
Corporate expenses % to net sales	1.4%	1.5%	—	(10	) bps

Corporate expenses increased in 2008, compared to 2007, as a result of higher performance-based compensation.

The Balance Sheet
Total assets, as shown on the Consolidated Balance Sheet at December 31, 2009, decreased by $529.2 million from December 31, 2008. This decrease was primarily due to the sale of the NRB operations, a decrease in inventories and accounts receivable, a decrease in property, plant and equipment — net and a decrease in non-current deferred taxes as a result of the Company’s decrease in its defined benefit pension plan accruals during 2009, partially offset by higher cash balances as a result of proceeds received for the sale of the NRB operations.
Current Assets:

	December 31,
	2009	2008	$ Change	% Change

(Dollars in millions)
Cash and cash equivalents	$755.5	$133.4	$622.1	NM
Accounts receivable, net	411.2	575.9	(164.7)	(28.6)%
Inventories, net	671.2	1,000.5	(329.3)	(32.9)%
Deferred income taxes	61.5	83.4	(21.9)	(26.3)%
Deferred charges and prepaid expenses	11.8	9.7	2.1	21.6%
Current assets, discontinued operations	—	182.9	(182.9)	(100.0)%
Other current assets	111.3	47.7	63.6	133.3%

Total current assets	$2,022.5	$2,033.5	$(11.0)	(0.5)%

The increase in cash and cash equivalents in 2009 was primarily due to strong cash generated from operations, as well as proceeds received for the sale assets of the NRB operations in December 2009. Refer to the Consolidated Statement of Cash Flows for further explanation. Net accounts receivable decreased primarily due to lower sales in the fourth quarter of 2009 as compared to the same period in 2008, partially offset by lower allowance for doubtful accounts. The decrease in the allowance for doubtful accounts of $13.4 million was largely due to a reduction in the Company’s exposure to the North American automotive industry. The decrease in inventories, net was primarily due to lower volume and the Company’s concerted effort to decrease inventory levels, as well as lower raw material costs, partially offset by lower LIFO reserves of $60.5 million and the impact of foreign currency translation. The decrease in the deferred tax asset was primarily due to reductions in book-tax differences related to accrued liabilities, inventory reserves and allowance for doubtful accounts in 2009. Current assets, discontinued operations, at December 31, 2008 related to the NRB operations sold on December 31, 2009. Other current assets increased primarily due to net income taxes receivable related to the 2009 consolidated pretax loss, which is expected to be refunded in 2010.
Property, Plant and Equipment — Net:

	December 31,
	2009	2008	$ Change	% Change

(Dollars in millions)
Property, plant and equipment	$3,398.1	$3,592.1	$(194.0)	(5.4)%
Less: allowances for depreciation	(2,062.9)	(2,075.1)	(12.2)	0.6%

Property, plant and equipment — net	$1,335.2	$1,517.0	$(181.8)	(12.0)%

The decrease in property, plant and equipment — net in 2009 was primarily due to current-year depreciation expense exceeding capital expenditures, as well as asset impairments recorded in 2009.

Other Assets:

	December 31,
	2009	2008	$ Change	% Change

(Dollars in millions)
Goodwill	$221.7	$221.4	$0.3	0.1%
Other intangible assets	132.1	140.9	(8.8)	(6.2)%
Deferred income taxes	248.6	315.0	(66.4)	(21.1)%
Non-current assets, discontinued operations	—	269.6	(269.6)	(100.0)%
Other non-current assets	46.8	38.7	8.1	20.9%

Total other assets	$649.2	$985.6	$(336.4)	(34.1)%

Other intangible assets decreased in 2009 primarily due to amortization expense recognized during 2009. The decrease in deferred income taxes was primarily due to decreases in the Company’s accrued pension liabilities during 2009. Non-current assets, discontinued operations, at December 31, 2008 related to the NRB operations sold on December 31, 2009.
Current Liabilities:

	December 31,
	2009	2008	$ Change	% Change

(Dollars in millions)
Short-term debt	$26.3	$91.5	$(65.2)	(71.3)%
Accounts payable and other liabilities	355.2	423.5	(68.3)	(16.1)%
Salaries, wages and benefits	132.6	217.1	(84.5)	(38.9)%
Income taxes payable	—	22.5	(22.5)	(100.0)%
Deferred income taxes	9.2	5.1	4.1	80.4%
Current liabilities, discontinued operations	—	21.5	(21.5)	(100.0)%
Current portion of long-term debt	17.1	17.1	—	0.0%

Total current liabilities	$540.4	$798.3	$(257.9)	(32.3)%

The decrease in short-term debt was primarily due to a reduction in the utilization of the Company’s foreign lines of credit in Europe and Asia. The decrease in accounts payable and other liabilities was primarily due to lower volumes. The decrease in salaries, wages and benefits was primarily due to lower accrued performance-based compensation in 2009, compared to 2008. The decrease in income taxes payable was primarily due to reductions in income taxes payable as a result of the filing of the Company’s 2008 U.S. federal income tax return and current tax benefits associated with the consolidated pretax loss in 2009. The resulting receivable balance at December 31, 2009 was reclassified to Other current assets. Current liabilities, discontinued operations, at December 31, 2008 related to the NRB operations sold on December 31, 2009.
Non-Current Liabilities:

	December 31,
	2009	2008	$ Change	% Change

(Dollars in millions)
Long-term debt	$469.3	$515.3	$(46.0)	(8.9)%
Accrued pension cost	690.9	830.0	(139.1)	(16.8)%
Accrued postretirement benefits cost	604.2	613.0	(8.8)	(1.4)%
Deferred income taxes	6.1	8.5	(2.4)	(28.2)%
Non-current liabilities, discontinued operations	—	23.9	(23.9)	(100.0)%
Other non-current liabilities	100.4	84.0	16.4	19.5%

Total non-current liabilities	$1,870.9	$2,074.7	$(203.8)	(9.8)%

The decrease in long-term debt was primarily due to the payment of the Company’s variable-rate unsecured Canadian note during 2009. The decrease in accrued pension cost was primarily due to positive asset returns in the Company’s defined benefit pension plans during 2009 as a result of broad increases in the global equity markets. The decrease in accrued postretirement benefits cost was primarily due to actuarial gains recorded in 2009 as a result of plan experience. The amounts at December 31, 2009 and 2008 for both accrued pension cost and accrued postretirement benefits cost reflect the funded status of the Company’s defined benefit pension and postretirement benefit plans. Refer to Note 12 — Retirement and Postretirement Benefit Plans in the Notes to Consolidated Financial Statements for further explanation. The increase in other non-current liabilities was primarily due to deferred revenue received from one of the Company’s automotive customers to be applied against future programs and the increase in the accrual for uncertain tax positions.
Shareholders’ Equity:

	December 31,
	2009	2008	$ Change	% Change

(Dollars in millions)
Common stock	$896.5	$891.4	$5.1	0.6%
Earnings invested in the business	1,402.9	1,580.1	(177.2)	(11.2)%
Accumulated other comprehensive loss	(717.1)	(819.6)	102.5	12.5%
Treasury shares	(4.7)	(11.6)	6.9	59.5%
Noncontrolling interest	18.0	22.8	(4.8)	(21.1)%

Total shareholders’ equity	$1,595.6	$1,663.1	$(67.5)	(4.1)%

Earnings invested in the business decreased during 2009 due to a net loss of $133.9 million and dividends declared of $43.3 million. The decrease in accumulated other comprehensive loss was primarily due to a $62.0 million net after-tax pension and postretirement liability adjustment and $39.7 million increase in foreign currency translation. The pension and postretirement liability adjustment was primarily due to the realization of an actuarial gain in the current year due to favorable returns on defined benefit pension plan assets. The increase in the foreign currency translation adjustment was due to the weakening of the U.S. dollar relative to other currencies, such as the Euro, the Indian rupee, the Romanian lei, the British pound and the Brazilian real. For discussion regarding the impact of foreign currency translation, refer to Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Cash Flows:

	December 31,
	2009	2008	$ Change

(Dollars in millions)
Net cash provided by operating activities	$587.7	$577.6	$10.1
Net cash provided (used) by investing activities	194.3	(320.7)	515.0
Net cash used by financing activities	(178.1)	(145.9)	(32.2)
Effect of exchange rate changes on cash	18.3	(20.5)	38.8

Increase in cash and cash equivalents	$622.2	$90.5	$531.7

Net cash provided by operating activities of $587.7 million for 2009 increased 1.7% compared to 2008 with operating cash flows from continuing operations increasing $99.2 million, mostly offset by cash flows from discontinued operations decreasing $89.1 million. The increase in net cash provided by operating activities from continuing operations was primarily the result of higher cash provided by working capital items, partially offset by lower net income adjusted for impairment charges and higher pension and postretirement payments. The increase in cash provided by working capital items was primarily due to lower inventories and accounts receivable, partially offset by lower accounts payable and accrued expenses. Inventories provided cash of $356.2 million in 2009 compared to a use of cash of $97.7 million in 2008, primarily due to the Company’s concerted effort to decrease inventory levels as a result of lower demand in 2009. Accounts receivable provided cash of $174.5 million in 2009 after providing cash of $107.6 million in 2008, primarily due to lower demand. Accounts payable and accrued expenses, including income taxes, used cash of $204.7 million in 2009 after using cash of $22.2 million in 2008. Net income (including discontinued operations), adjusted for impairment charges, decreased $246.7 million in 2009, compared to 2008. Pension and postretirement benefit payments were $113.5 million for 2009, compared to $70.5 million for 2008 as the Company increased its discretionary contributions to the Company’s defined benefit pension plans in 2009. The decrease in net cash provided by operating activities from discontinued operations was primarily due to higher net loss for discontinued operations in 2009, compared to 2008, partially offset by higher cash flows from working capital items, particularly inventories.

The net cash provided from investing activities provided cash of $194.3 million for 2009 after using cash of $320.7 million for 2008 primarily as the result of higher cash proceeds from divestitures, lower capital expenditures and lower acquisition activity, partially offset by lower proceeds from the disposal of property, plant and equipment in 2009. The cash proceeds from divestitures increased $303.6 million as a result of the sale of the assets of the NRB operations. Capital expenditures decreased $144.0 million in 2009, as compared to 2008, in response to the economic downturn in 2009. Cash used for acquisitions decreased $85.7 million in 2009, compared to 2008, primarily due to the acquisition of the assets of BSI in 2008. Proceeds from the disposal of property, plant and equipment decreased $33.8 million primarily due to the sale of the Company’s seamless steel tube manufacturing facility located in Desford, England for approximately $28.0 million in 2008. In addition, cash used by investing activities of discontinued operations decreased $11.1 million in 2009 primarily due to lower capital expenditures.
The net cash flows from financing activities used cash of $178.1 million in 2009 after using cash of $145.9 million in 2008. The Company reduced its net borrowings by $124.9 million during 2009 after reducing its net borrowings by $95.4 million in 2008. The Company was able to reduce its net borrowings in light of strong cash from operations, lower capital expenditures and lower acquisition activity expenditures. In 2009, proceeds from issuance of long-term debt and payments on long-term debt primarily related to the issuance of $250 million 6.0% fixed-rated unsecured Senior Notes and the redemption of $250 million 5.75% fixed-rated unsecured Senior Notes. In 2008, proceeds from issuance of long-term debt and payments on long-term debt primarily related to short-term borrowings and subsequent repayments under the Company’s Senior Credit Facility. The Company considers the Senior Credit Facility to be a long-term facility. In addition, the Company paid deferred financing costs of $10.8 million in 2009. The deferred financing costs related to the Company’s new $500 million Amended and Restated Credit Agreement (Senior Credit Facility) and the issuance of $250 million of fixed-rated unsecured Senior Notes. Lastly, proceeds from the exercise of stock options decreased during 2009, as compared to 2008, by $16.0 million, partially offset by lower cash dividends paid to shareholders in response to the economic downturn in 2009.
Liquidity and Capital Resources
Total debt was $512.7 million at December 31, 2009 compared to $623.9 million at December 31, 2008. At December 31, 2009, cash and cash equivalents of $755.5 million exceeded total debt of $512.7 million, whereas total debt exceeded cash and cash equivalents by $490.5 million at December 31, 2008. The net debt to capital ratio was negative 17.9% at December 31, 2009 compared to positive 22.8% at December 31, 2008.
Reconciliation of total debt to net (cash) debt and the ratio of net debt to capital:
Net Debt:

	December 31,
	2009	2008

(Dollars in millions)
Short-term debt	$26.3	$91.5
Current portion of long-term debt	17.1	17.1
Long-term debt	469.3	515.3

Total debt	512.7	623.9
Less: cash and cash equivalents	(755.5)	(133.4)

Net (cash) debt	$(242.8)	$490.5

Ratio of Net Debt to Capital:

	December 31,
	2009	2008

(Dollars in millions)
Net (cash) debt	$(242.8)	$490.5
Shareholders’ equity	1,595.6	1,663.1

Net (cash) debt + shareholders’ equity (capital)	$1,352.8	$2,153.6

Ratio of net (cash) debt to capital	(17.9)%	22.8%

The Company presents net debt because it believes net debt is more representative of the Company’s financial position.

On November 16, 2009, the Company renewed its 364-day Asset Securitization Agreement, which provides for borrowings up to $100 million, subject to certain borrowing base limitations, and is secured by certain domestic trade receivables of the Company. As of December 31, 2009, the Company had no outstanding borrowings under its Asset Securitization; however, certain borrowing base limitations reduced the availability under the Asset Securitization Agreement to $63.7 million.
On July 10, 2009, the Company entered into a new Senior Credit Facility. This Senior Credit Facility replaced the former senior credit facility, which was due to expire on June 30, 2010. The Senior Credit Facility matures on July 10, 2012. At December 31, 2009, the Company had no outstanding borrowings under its Senior Credit Facility but had letters of credit outstanding totaling $32.2 million, which reduced the availability under the Senior Credit Facility to $467.8 million. Under the Senior Credit Facility, the Company has three financial covenants: a consolidated leverage ratio, a consolidated interest coverage ratio and a consolidated minimum tangible net worth test. The maximum consolidated leverage ratio permitted under the Senior Credit Facility was 3.75 to 1.0. As of December 31, 2009, the Company’s consolidated leverage ratio was 1.55 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility was 4.0 to 1.0. As of December 31, 2009, the Company’s consolidated interest coverage ratio was 8.63 to 1.0. As of December 31, 2009, the Company’s consolidated tangible net worth exceeded the minimum required amount by a significant margin. Refer to Note 5 — Financing Arrangements in the Notes to Consolidated Financial Statements for further discussion.
The interest rate under the Senior Credit Facility is based on the Company’s consolidated leverage ratio. In addition, the Company pays a facility fee based on the consolidated leverage ratio multiplied by the aggregate commitments of all of the lenders under this agreement. Financing costs on the Senior Credit Facility will be amortized over the life of the new agreement and are expected to result in approximately $2.9 million in annual interest expense.
Other sources of liquidity include lines of credit for certain of the Company’s foreign subsidiaries, which provide for borrowings up to $338.4 million. The majority of these lines are uncommitted. At December 31, 2009, the Company had borrowings outstanding of $26.4 million against these lines, which reduced the availability under these facilities to $312.0 million.
The Company expects that any cash requirements in excess of cash on hand and cash generated from operating activities will be met by the committed funds available under its Asset Securitization and the Senior Credit Facility. The Company believes it has sufficient liquidity to meet its obligations through at least the term of the Senior Credit Facility.
The Company expects to remain in compliance with its debt covenants. However, the Company may need to limit its borrowings under the Senior Credit Facility or other facilities in order to remain in compliance. As of December 31, 2009, the Company could have borrowed the full amounts available under the Senior Credit Facility and Asset Securitization Agreement, and would have still been in compliance with its debt covenants.
In September 2009, the Company issued $250 million of fixed-rated unsecured Senior Notes. These new Senior Notes, which mature in September 2014, bear interest at 6.0% per annum. The net proceeds from the sale of the new Senior Notes were used in December 2009 to redeem fixed-rate unsecured Senior Notes maturing in February 2010.
The Company’s debt, including the new Senior Notes, is rated “Baa3,” by Moody’s Investor Services and “BBB-” by Standard & Poor’s Ratings Services, both of which are considered investment-grade credit ratings.
The Company expects to continue to generate cash from operations as the Company experiences improved margins in 2010. In addition, the Company expects to increase capital expenditures by approximately $25 million, or 20% in 2010, compared to 2009. The Company also expects to make approximately $135 million in pension contributions in 2010, compared to $65 million in 2009.

Financing Obligations and Other Commitments
The Company’s contractual debt obligations and contractual commitments outstanding as of December 31, 2009 are as follows:
Payments due by Period:

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

(Dollars in millions)
Interest payments	$235.7	$13.4	$25.4	$25.2	$171.7
Long-term debt, including current portion	486.4	17.0	0.7	255.0	213.7
Short-term debt	26.3	26.3	—	—	—
Operating leases	145.3	31.6	44.0	32.5	37.2
Retirement benefits	2,455.9	231.6	474.3	485.6	1,264.4

Total	$3,349.6	$319.9	$544.4	$798.3	$1,687.0

The interest payments beyond five years relate primarily to medium-term notes that mature over the next twenty years.
Returns for the Company’s global defined benefit pension plan assets in 2009 were significantly above the expected rate of return assumption of 8.75 percent due to broad increases in global equity markets. These favorable returns positively impacted the funded status of the plans at the end of 2009 and are expected to result in lower pension expense and required pension contributions over the next several years. However, the Company expects to make cash contributions of $135 million, over $100 million of which is discretionary, to its global defined benefit pension plans in 2010, a significant increase over the $65 million contributed in 2009. Refer to Note 12 — Retirement and Postretirement Benefit Plans in the Notes to Consolidated Financial Statements for additional discussion.
During 2009, the Company did not purchase any shares of its common stock as authorized under the Company’s 2006 common stock purchase plan. The Company expects to purchase shares under this plan in 2010 to help offset the dilutive effect of its incentive compensation programs. This plan authorizes the Company to buy, in the open market or in privately negotiated transactions, up to four million shares of common stock, which are to be held as treasury shares and used for specified purposes, up to an aggregate of $180 million. The authorization expires on December 31, 2012.
As disclosed in Note 7 — Contingencies and Note 14 — Income Taxes to the Consolidated Financial Statements, the Company has exposure for certain legal and tax matters.
The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.
Recently Adopted Accounting Pronouncements:
In June 2009, the Financial Accounting Standards Board (FASB) issued final accounting rules that established the Accounting Standards Codification (ASC) as a single source of authoritative accounting principles generally accepted in the United States (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and regulations of the Securities and Exchange Commission (SEC) as well as interpretive releases are also sources of authoritative U.S. GAAP for SEC registrants. The new accounting rules established two levels of U.S. GAAP — authoritative and non authoritative. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. The Codification was not intended to change or alter existing U.S. GAAP, and as a result, the new accounting rules establishing the Accounting Standards Codification did not have an impact on the Company’s results of operations and financial condition.
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

In December 2007, the FASB issued new accounting rules related to business combinations. The new accounting rules provide revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interest and goodwill acquired in a business combination. The new accounting rules expand required disclosures surrounding the nature and financial effects of business combinations. The new accounting rules were effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The implementation of the new accounting rules for business combinations, effective January 1, 2009, did not have a material impact on the Company’s results of operations and financial condition.
In December 2007, the FASB issued new accounting rules on noncontrolling interests. The new accounting rules establish requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) to be clearly identified, presented, and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. The new accounting rules on noncontrolling interests were effective, on a prospective basis, for fiscal years beginning after December 15, 2008. However, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The implementation of new accounting rules on noncontrolling interests, effective January 1, 2009, did not have a material impact on the Company’s results of operations and financial condition.
In March 2008, the FASB issued new accounting rules about derivative instruments and hedging activities, which amended previous accounting for derivative instruments and hedging activities. The new accounting rules require entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. The new accounting rules were effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The implementation of the new accounting rules on derivative instruments and hedging activities, effective January 1, 2009, expanded the disclosures on derivative instruments and related hedged item and did not have a material impact on the Company’s results of operations and financial condition. See Note 16 — Derivative Instruments and Hedging Activities in the Notes to Consolidated Financial Statements for the expanded disclosures.
In June 2008, the FASB issued new accounting rules on the two-class method of calculating earnings per share. The new accounting rules clarify that unvested share-based payment awards that contain rights to receive nonforfeitable dividends are participating securities. The new accounting rules provide guidance on how to allocate earnings to participating securities and compute earnings per share using the two-class method. The new accounting rules were effective for fiscal years beginning after December 31, 2008, and interim periods within those fiscal years. The new accounting rules for the two-class method of calculating earnings per share reduced diluted earnings per share by $0.01 for the years ended December 31, 2008 and 2007. The new accounting rules on the two-class method of calculating earnings per share did not have a material impact on the Company’s disclosure of earnings per share. See Note 3 — Earnings Per Share in the Notes to Consolidated Financial Statements for the computation of earnings per share using the two-class method.
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
In December 2008, the FASB issued new accounting rules on employers’ disclosures about postretirement benefit plan assets. The new accounting rules require the disclosure of additional information about investment allocation, fair values of major categories of assets, development of fair value measurements and concentrations of risk. The new accounting rules are effective for fiscal years ending after December 15, 2009. The adoption of the new accounting rules on employers’ disclosures about postretirement benefit plan assets did not have a material impact on the Company’s results of operations and financial condition.

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
Inventory:
Inventories are valued at the lower of cost or market, with approximately 48% valued by the last-in, first-out (LIFO) method and the remaining 52% valued by the first-in, first-out (FIFO) method. The majority of the Company’s domestic inventories are valued by the LIFO method and all of the Company’s international (outside the United States) inventories are valued by the FIFO method. An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. The Company’s Steel segment recognized $37.1 million in LIFO income for 2009, compared to LIFO expense of $65.0 million for 2008.
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
The discounted cash flow model requires several assumptions including future sales growth, EBIT (earnings before interest and taxes) margins and capital expenditures. The Company’s four reporting units each provide their forecast of results for the next three years. These forecasts are the basis for the information used in the discounted cash flow model. The discounted cash flow model also requires the use of a discount rate and a terminal revenue growth rate (the revenue growth rate for the period beyond the three years forecasted by the reporting units), as well as projections of future operating margins (for the period beyond the forecasted three years). During the fourth quarter of 2009, the Company used a discount rate for each of its four reporting units ranging from 12% to 13% and a terminal revenue growth rate ranging from 2% to 3%. The difference in the discount rates and terminal revenue growth rates is based on the underlying markets and risks associated with each of the Company’s reporting units.
The market approach requires several assumptions including sales multiples and EBITDA (earnings before interest, taxes, depreciation and amortization) multiples for comparable companies that operate in the same markets as the Company’s reporting units. During the fourth quarter of 2009, the Company used sales multiples for its four reporting units ranging from 0.3 to 1.8 and EBITDA multiples ranging from 8.3 to 9.5. The difference in the sales multiples and the EBITDA multiples is due to the underlying markets associated with each of the Company’s reporting units.

As a result of the goodwill impairment analysis performed during the fourth quarter of 2009, the Company recognized no goodwill impairment loss for the year ended December 31, 2009. The Mobile Industries segment has no goodwill and the fair value of each of the Company’s other reporting units exceeded its carrying value by more than 10%. As of December 31, 2009, the Company had $221.7 million of goodwill on its Consolidated Balance Sheet, of which $162.6 million was attributable to the Aerospace and Defense segment. See Note 8 — Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements for the carrying amount of goodwill by segment. The fair value of this reporting unit was $691.2 million compared to a carrying value of $493.8 million. A 220 basis point increase in the discount rate would have resulted in the Aerospace and Defense segment failing step one of the goodwill impairment analysis, which would have required the completion of step two of the goodwill impairment analysis to arrive at a potential goodwill impairment loss. A 1,970 basis point decrease in the projected cash flows would have resulted in the Aerospace and Defense segment failing step one of the goodwill impairment analysis, which would have required the completion of step two of the goodwill impairment analysis to arrive at a potential goodwill impairment loss.
As a result of the goodwill impairment analysis performed during the fourth quarter of 2008, the Company recognized a goodwill impairment loss of $48.8 million for the Mobile Industries segment in its financial statements for the year ended December 31, 2008. Of the $48.8 million goodwill impairment charge, $30.4 million of this goodwill impairment loss was reclassified to discontinued operations in connection with the sale of the NRB operations.
Restructuring costs:
The Company’s policy is to recognize restructuring costs in accordance with ASC 420, “Exit or Disposal Cost Obligations,” and ASC 712, “Compensation and Non-retirement Post-Employment Benefits.” Detailed contemporaneous documentation is maintained and updated to ensure that accruals are properly supported. If management determines that there is a change in estimate, the accruals are adjusted to reflect this change.
Benefit plans:
The Company sponsors a number of defined benefit pension plans that cover eligible employees. The Company also sponsors several unfunded postretirement plans that provide health care and life insurance benefits for eligible retirees and their dependents. These plans are accounted for in accordance with accounting rules for defined benefit pension plans and postemployment plans.
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
For expense purposes in 2009, the Company applied a discount rate of 6.30%. For expense purposes for 2010, the Company will apply a discount rate of 6.00%. A 0.25 percentage point reduction in the discount rate would increase pension expense by approximately $4.5 million for 2010.
The expected rate of return on plan assets is determined by analyzing the historical long-term performance of the Company’s pension plan assets, as well as the mix of plan assets between equities, fixed income securities and other investments, the expected long-term rate of return expected for those asset classes and long-term inflation rates. Short-term asset performance can differ significantly from the expected rate of return, especially in volatile markets. A lower-than-expected rate of return on pension plan assets will increase pension expense and future contributions. For expense purposes in 2009, the Company applied an expected rate of return of 8.75% for the Company’s pension plan assets. For expense purposes for 2010, the Company will continue to use this same expected rate of return on plan assets. A 0.25 percentage point reduction in the expected rate of return would increase pension expense by approximately $4.9 million for 2009.
For measurement purposes for postretirement benefits, the Company assumed a weighted-average annual rate of increase in the per capita cost (health care cost trend rate) for medical benefits of 9.4% for 2010, declining steadily for the next 68 years to 5.0%; and 10.8% for prescription drug benefits for 2010, declining steadily for the next 68 years to 5.0%. The assumed health care cost trend rate may have a significant effect on the amounts reported. A one percentage point increase in the assumed health care cost trend rate would have increased the 2009 total service and interest components by $1.1 million and would have increased the postretirement obligation by $18.4 million. A one percentage point decrease would provide corresponding reductions of $1.0 million and $16.6 million, respectively.
The U.S. Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act) was signed into law on December 8, 2003. The Medicare Act provides for prescription drug benefits under Medicare Part D and contains a tax-free subsidy to plan sponsors who provide “actuarially equivalent” prescription plans. The Company’s actuary determined that the prescription drug benefit provided by the Company’s postretirement plan is considered to be actuarially equivalent to the benefit provided under the Medicare Act. The effects of the Medicare Act include reductions to the accumulated postretirement benefit obligation and net periodic postretirement benefit cost of $71.2 million and $7.9 million, respectively. The 2009 expected Medicare subsidy was $3.3 million, of which $2.3 million was received prior to December 31, 2009.
Income taxes:
The Company, which is subject to income taxes in the United States and numerous non-U.S. jurisdictions, accounts for income taxes in accordance with ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The Company records valuation allowances against deferred tax assets by tax jurisdiction when it is more likely than not that such assets will not be realized. In determining the need for a valuation allowance, the historical and projected financial performance of the entity recording the net deferred tax asset is considered along with any other pertinent information. Net deferred tax assets relate primarily to pension and postretirement benefit obligations in the United States, which the Company believes are more likely than not to result in future tax benefits.
In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate income tax determination is uncertain. The Company is regularly under audit by tax authorities. Accruals for uncertain tax positions are provided for in accordance with the requirements of ASC 740. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense.
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
Other Matters:
ISO 14001
The Company continues its efforts to protect the environment and comply with environmental protection laws. Additionally, it has invested in pollution control equipment and updated plant operational practices. The Company is committed to implementing a documented environmental management system worldwide and to becoming certified under the ISO 14001 standard to meet or exceed customer requirements. As of the end of 2009, 18 of the Company’s plants had ISO 14001 certification. The Company believes it has established adequate reserves to cover its environmental expenses and has a well-established environmental compliance audit program, which includes a proactive approach to bringing its domestic and international units to higher standards of environmental performance. This program measures performance against applicable laws, as well as standards that have been established for all units worldwide. It is difficult to assess the possible effect of compliance with future requirements that differ from existing ones. As previously reported, the Company is unsure of the future financial impact to the Company that could result from the U.S. Environmental Protection Agency’s (EPA’s) final rules to tighten the National Ambient Air Quality Standards for fine particulate and ozone. The Company is also unsure of potential future financial impacts to the Company that could result from possible future legislation regulating emissions of greenhouse gases.
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
Continued Dumping and Subsidy Offset Act (CDSOA)
The CDSOA provides for distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and people. The Company reported CDSOA receipts, net of expenses, of $3.6 million, $10.2 million and $7.9 million in 2009, 2008 and 2007, respectively.
In September 2002, the World Trade Organization (WTO) ruled that CDSOA payments are not consistent with international trade rules. In February 2006, U.S. legislation was enacted that would end CDSOA distributions for imports covered by antidumping duty orders entering the United States after September 30, 2007. Instead, any such antidumping duties collected would remain with the U.S. Treasury. This legislation would be expected to eventually reduce any distributions in years beyond 2007, with distributions eventually ceasing. Several countries have objected that this U.S. legislation is not consistent with WTO rulings, and have been granted retaliation rights by the WTO, typically in the form of increased tariffs on some imported goods from the United States. The European Union and Japan have been retaliating in this fashion against the operation of U.S. law.
In 2006, the U.S. Court of International Trade (CIT) ruled, in two separate decisions, that the procedure for determining recipients eligible to receive CDSOA distributions is unconstitutional. In February 2009, the U.S. Court of Appeals for the Federal Circuit reversed both decisions of the CIT. In December 2009, a plaintiff petitioned the U.S. Supreme Court to hear an appeal, and the Supreme Court’s decision on whether to hear the case is expected later in 2010. The Company is unable to determine, at this time, what the ultimate outcome of litigation regarding CDSOA will be.
There are a number of factors that can affect whether the Company receives any CDSOA distributions and the amount of such distributions in any given year. These factors include, among other things, potential additional changes in the law, ongoing and potential additional legal challenges to the law and the administrative operation of the law. Accordingly, the Company cannot reasonably estimate the amount of CDSOA distributions it will receive in future years, if any. It is possible that court rulings might prevent the Company from receiving any CDSOA distributions in 2010 and beyond. Any reduction of CDSOA distributions would reduce the Company’s earnings and cash flow.
Quarterly Dividend
On February 9, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 per share. The dividend will be paid on March 2, 2010 to shareholders of record as of February 22, 2010. This will be the 351st consecutive dividend paid on the common stock of the Company.

Forward — Looking Statements
Certain statements set forth in this document and in the Company’s 2009 Annual Report to Shareholders (including the Company’s forecasts, beliefs and expectations) that are not historical in nature are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management’s Discussion and Analysis on pages 20 through 50 contain numerous forward-looking statements. The Company cautions readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of the Company due to a variety of important factors, such as:
a)	continued weakness in world economic conditions, including additional adverse effects from the global economic slowdown, terrorism or hostilities. This includes, but is not limited to, political risks associated with the potential instability of governments and legal systems in countries in which the Company or its customers conduct business, and changes in currency valuations;

b)	the effects of fluctuations in customer demand on sales, product mix and prices in the industries in which the Company operates. This includes the ability of the Company to respond to the rapid changes in customer demand, the effects of customer bankruptcies or liquidations, the impact of changes in industrial business cycles and whether conditions of fair trade continue in the U.S. markets;

c)	competitive factors, including changes in market penetration, increasing price competition by existing or new foreign and domestic competitors, the introduction of new products by existing and new competitors and new technology that may impact the way the Company’s products are sold or distributed;

d)	changes in operating costs. This includes: the effect of changes in the Company’s manufacturing processes; changes in costs associated with varying levels of operations and manufacturing capacity; higher cost and availability of raw materials and energy; the Company’s ability to mitigate the impact of fluctuations in raw materials and energy costs and the operation of the Company’s surcharge mechanism; changes in the expected costs associated with product warranty claims; changes resulting from inventory management and cost reduction initiatives and different levels of customer demands; the effects of unplanned work stoppages; and changes in the cost of labor and benefits;

e)	the success of the Company’s operating plans, including its ability to achieve the benefits from its ongoing continuous improvement and rationalization programs; the ability of acquired companies to achieve satisfactory operating results; and the Company’s ability to maintain appropriate relations with unions that represent Company employees in certain locations in order to avoid disruptions of business;

f)	unanticipated litigation, claims or assessments. This includes, but is not limited to, claims or problems related to intellectual property, product liability or warranty, environmental issues, and taxes;

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

h)	those items identified under Item 1A. Risk Factors on pages 8 through 13.
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
Changes in short-term interest rates related to several separate funding sources impact the Company’s earnings. These sources are borrowings under an Asset Securitization Agreement, borrowings under the $500 million Senior Credit Facility, floating rate tax-exempt U.S. municipal bonds with a weekly reset mode and short-term bank borrowings at international subsidiaries. If the market rates for short-term borrowings increased by one-percentage-point around the globe, the impact would be an increase in interest expense of $0.8 million with a corresponding decrease in income from continuing operations before income taxes of the same amount. The amount was determined by considering the impact of hypothetical interest rates on the Company’s borrowing cost, year-end debt balances by category and an estimated impact on the tax-exempt municipal bonds’ interest rates.
Fluctuations in the value of the U.S. dollar compared to foreign currencies, including the Euro, also impacted the Company’s earnings. The greatest risk relates to products shipped between the Company’s European operations and the United States. Foreign currency forward contracts are used to hedge these intercompany transactions. Additionally, hedges are used to cover third-party purchases of product and equipment. As of December 31, 2009, there were $248.0 million of hedges in place. A uniform 10% weakening of the U.S. dollar against all currencies would have resulted in a charge of $13.3 million related to these hedges, which would have partially offset the otherwise favorable impact of the underlying currency fluctuation. In addition to the direct impact of the hedged amounts, changes in exchange rates also affect the volume of sales or foreign currency sales price as competitors’ products become more or less attractive.

Item 8. Financial Statements and Supplementary Data
Consolidated Statement of Income

	Year Ended December 31,

(Dollars in thousands, except per share data)	2009	2008	2007

Net sales	$3,141,627	$5,040,800	$4,532,066
Cost of products sold	2,558,880	3,888,947	3,577,083

Gross Profit	582,747	1,151,853	954,983

Selling, administrative and general expenses	472,732	657,131	631,162
Impairment and restructuring charges	164,126	32,783	28,405
Loss on divestitures	—	—	528

Operating (Loss) Income	(54,111)	461,939	294,888

Interest expense	(41,883)	(44,401)	(42,314)
Interest income	1,904	5,792	6,936
Receipt of Continued Dumping & Subsidy Offset Act (CDSOA) payment, net of expenses	3,602	9,136	6,449
Other (expense) income, net	(3,742)	7,121	(1,303)

(Loss) Income From Continuing Operations Before Income Taxes	(94,230)	439,587	264,656

(Benefit from) provision for income taxes	(28,193)	157,062	53,942

(Loss) Income From Continuing Operations	(66,037)	282,525	210,714
(Loss) income from discontinued operations, net of income taxes	(72,589)	(11,273)	12,942

Net (Loss) Income	(138,626)	271,252	223,656

Less: Net (loss) income attributable to noncontrolling interest	(4,665)	3,582	3,602

Net (Loss) Income Attributable to The Timken Company	$(133,961)	$267,670	$220,054

Amounts Attributable to The Timken Company’s Common Shareholders:
(Loss) income from continuing operations	$(61,372)	$278,943	$207,112
(Loss) income from discontinued operations, net of income taxes	(72,589)	(11,273)	12,942

Net (Loss) Income Attributable to The Timken Company	$(133,961)	$267,670	$220,054

Net (Loss) Income per Common Share Attributable to The Timken Company Common Shareholders

(Loss) earnings per share — Continuing Operations	$(0.64)	$2.90	$2.17
(Loss) earnings per share — Discontinued Operations	(0.75)	(0.12)	0.14

Basic (loss) earnings per share	$(1.39)	$2.78	$2.31

Diluted (loss) earnings per share — Continuing Operations	$(0.64)	$2.89	$2.16
Diluted (loss) earnings per share - Discontinued Operations	(0.75)	(0.12)	0.13

Diluted (loss) earnings per share	$(1.39)	$2.77	$2.29

Dividends per share	$0.45	$0.70	$0.66

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheet

	December 31,

(Dollars in thousands)	2009	2008

ASSETS
Current Assets
Cash and cash equivalents	$755,545	$133,383
Accounts receivable, less allowances: 2009 - $41,605; 2008 - $55,043	411,226	575,915
Inventories, net	671,236	1,000,493
Deferred income taxes	61,508	83,438
Deferred charges and prepaid expenses	11,758	9,671
Current assets, discontinued operations	—	182,861
Other current assets	111,287	47,704

Total Current Assets	2,022,560	2,033,465

Property, Plant and Equipment-Net	1,335,228	1,516,972

Other Assets
Goodwill	221,734	221,435
Other intangible assets	132,088	140,899
Deferred income taxes	248,551	314,959
Non-current assets, discontinued operations	—	269,625
Other non-current assets	46,732	38,695

Total Other Assets	649,105	985,613

Total Assets	$4,006,893	$4,536,050

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$26,345	$91,482
Accounts payable and other liabilities	355,228	423,523
Salaries, wages and benefits	132,592	217,090
Income taxes payable	—	22,467
Deferred income taxes	9,233	5,131
Current liabilities, discontinued operations	—	21,512
Current portion of long-term debt	17,035	17,108

Total Current Liabilities	540,433	798,313
Non-Current Liabilities
Long-term debt	469,287	515,250
Accrued pension cost	690,889	830,019
Accrued postretirement benefits cost	604,250	613,045
Deferred income taxes	6,091	8,540
Non-current liabilities, discontinued operations	—	23,860
Other non-current liabilities	100,375	83,985

Total Non-Current Liabilities	1,870,892	2,074,699

Shareholders’ Equity
Class I and II Serial Preferred Stock without par value:
Authorized - 10,000,000 shares each class, none issued	—	—
Common stock without par value:
Authorized - 200,000,000 shares Issued (including shares in treasury) (2009 - 97,034,033 shares; 2008 - 96,891,501 shares)
Stated capital	53,064	53,064
Other paid-in capital	843,476	838,315
Earnings invested in the business	1,402,855	1,580,084
Accumulated other comprehensive loss	(717,113)	(819,633)
Treasury shares at cost (2009 - 179,963 shares; 2008 - 344,948 shares)	(4,698)	(11,586)

Total Shareholders’ Equity	1,577,584	1,640,244

Noncontrolling Interest	17,984	22,794

Total Equity	1,595,568	1,663,038

Total Liabilities and Shareholders’ Equity	$4,006,893	$4,536,050

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows

	Year Ended December 31,

(Dollars in thousands)	2009	2008	2007

CASH PROVIDED (USED)
Operating Activities
Net (loss) income attributable to The Timken Company	$(133,961)	$267,670	$220,054
Net loss (income) from discontinued operations	72,589	11,273	(12,942)
Net (loss) income attributable to noncontrolling interest	(4,665)	3,582	3,602
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	201,486	200,799	187,918
Impairment charges	113,671	20,081	11,738
Loss (gain) on sale of assets	6,765	(15,170)	5,748
Deferred income tax provision	22,761	1,877	11,056
Stock-based compensation expense	14,928	16,800	16,127
Pension and other postretirement expense	96,699	84,722	119,344
Pension contributions and other postretirement benefit payments	(113,463)	(70,459)	(151,356)
Changes in operating assets and liabilities:
Accounts receivable	174,481	107,601	(15,812)
Inventories	356,155	(97,679)	(57,867)
Accounts payable and accrued expenses	(204,700)	(22,238)	(20,374)
Other — net	(2,709)	(8,004)	(52,467)

Net Cash Provided by Operating Activities — Continuing Operations	600,037	500,855	264,769
Net Cash (Used) Provided by Operating Activities — Discontinued Operations	(12,379)	76,764	77,144

Net Cash Provided by Operating Activities	587,658	577,619	341,913

Investing Activities
Capital expenditures	(114,150)	(258,147)	(289,784)
Acquisitions	(353)	(86,024)	(204,422)
Proceeds from disposals of property, plant and equipment	2,605	36,427	20,581
Divestitures, net of cash divested of $1,231	303,617	—	698
Other	4,905	517	(118)

Net Cash Provided (Used) by Investing Activities — Continuing Operations	196,624	(307,227)	(473,045)
Net Cash Used by Investing Activities — Discontinued Operations	(2,353)	(13,468)	(23,526)

Net Cash Provided (Used) by Investing Activities	194,271	(320,695)	(496,571)

Financing Activities
Cash dividends paid to shareholders	(43,268)	(67,462)	(62,966)
Net proceeds from common share activity	934	16,909	37,804
Accounts receivable securitization financing borrowings	—	225,000	—
Accounts receivable securitization financing payments	—	(225,000)	—
Proceeds from issuance of long-term debt	254,950	810,353	286,403
Deferred financing costs	(10,820)	—	—
Payments on long-term debt	(305,661)	(884,082)	(240,643)
Short-term debt activity — net	(74,167)	(21,639)	58,481

Net Cash (Used) Provided by Financing Activities	(178,032)	(145,921)	79,079

Effect of exchange rate changes on cash	18,265	(20,504)	10,575

Increase (Decrease) In Cash and Cash Equivalents	622,162	90,499	(65,004)
Cash and cash equivalents at beginning of year	133,383	42,884	107,888

Cash and Cash Equivalents at End of Year	$755,545	$133,383	$42,884

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statement of Shareholders’ Equity

		Common Stock		Earnings	Accumulated
			Other	Invested	Other		Non-
		Stated	Paid-In	in the	Comprehensive	Treasury	controlling
(Dollars in thousands, except per share data)	Total	Capital	Capital	Business	Loss	Stock	Interest

Year Ended December 31, 2007
Balance at January 1, 2007	$1,493,441	$53,064	$753,095	$1,217,167	$(544,562)	$(2,584)	$17,261
Net income	223,656			220,054			3,602
Foreign currency translation adjustments (net of income tax of $5,034)	95,690				95,690
Pension and postretirement liability adjustment, (net of income tax of $84,430)	177,083				177,083
Change in fair value of derivative financial instruments, net of reclassifications	538				538

Total comprehensive income	496,967
Dividends declared to noncontrolling interest	(1,596)						(1,596)
Cumulative effect of adoption of ASC 740	5,621			5,621
Dividends – $0.66 per share	(62,966)			(62,966)
Tax benefit from stock compensation	5,830		5,830
Issuance (tender) of 255,100 shares from treasury (1)	(8,160)		35			(8,195)
Issuance of 1,899,207 shares from authorized (1)	50,799		50,799

Balance at December 31, 2007	$1,979,936	$53,064	$809,759	$1,379,876	$(271,251)	$(10,779)	$19,267

Year Ended December 31, 2008
Net income	271,252			267,670			3,582
Foreign currency translation adjustments	(149,873)				(149,873)
Pension and postretirement liability adjustment, (net of income tax of $232,656)	(397,577)				(397,577)
Unrealized gain on marketable securities (net of income tax of $136)	264				211		53
Change in fair value of derivative financial instruments, net of reclassifications	(1,143)				(1,143)

Total comprehensive income	(277,077)
Capital investment of Timken XEMC (Hunan) Bearings Co.	1,600						1,600
Dividends declared to noncontrolling interest	(1,708)						(1,708)
Dividends – $0.70 per share	(67,462)			(67,462)
Tax benefit from stock compensation	4,466		4,466
Issuance (tender) of 9,843 shares from treasury (1)	(493)		314			(807)
Issuance of 738,044 shares from authorized (1)	23,776		23,776

Balance at December 31, 2008	$1,663,038	$53,064	$838,315	$1,580,084	$(819,633)	$(11,586)	$22,794

Year Ended December 31, 2009
Net loss	(138,626)			(133,961)			(4,665)
Foreign currency translation adjustments	39,740				39,740
Pension and postretirement liability adjustment, (net of income tax of $64,558)	62,009				62,044		(35)
Unrealized gain on marketable securities (net of income tax of $15)	9				7		2
Change in fair value of derivative financial instruments, net of reclassifications	729				729

Total comprehensive loss	(36,139)
Capital investment of Timken XEMC (Hunan) Bearings Co.	1,000						1,000
Dividends declared to noncontrolling interest	(1,112)						(1,112)
Dividends – $0.45 per share	(43,268)			(43,268)
Tax benefit from stock compensation	(1,577)		(1,577)
Issuance of 164,985 shares from treasury (1)	11,630		4,742			6,888
Issuance of 142,531 shares from authorized (1)	1,996		1,996

Balance at December 31, 2009	$1,595,568	$53,064	$843,476	$1,402,855	$(717,113)	$(4,698)	$17,984

See accompanying Notes to Consolidated Financial Statements.

(1)	Share activity was in conjunction with employee benefit and stock option plans.

Notes to Consolidated Financial Statements
(Dollars in thousands, except per share data)
Note 1 – Significant Accounting Policies
Principles of Consolidation: The consolidated financial statements include the accounts and operations of The Timken Company and its subsidiaries (the “Company”). All significant intercompany accounts and transactions were eliminated upon consolidation. Investments in affiliated companies were accounted for by the equity method, except when they qualified as variable interest entities, in which case the investments were consolidated in accordance with accounting rules relating to the consolidation of variable interest entities.
Revenue Recognition: The Company recognizes revenue when title passes to the customer. This occurs at the shipping point except for certain exported goods and certain foreign entities, where title passes when the goods reach their destination. Selling prices are fixed based on purchase orders or contractual arrangements. Shipping and handling costs were included in Cost of products sold in the Consolidated Statement of Income.
Cash Equivalents: The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. During the second quarter of 2009, the Company evaluated the classification of its investments held by the Company’s operations in India and concluded that a portion of these investments should be considered Cash and cash equivalents on the Company’s Consolidated Balance Sheet based on the short-term and highly-liquid nature of the investments. At December 31, 2008, the Company held $23,640 of investments, of which $17,077 was reclassified from Other current assets to Cash and cash equivalents to conform to the 2009 presentation for these investments.
Allowance for Doubtful Accounts: The Company maintains an allowance for doubtful accounts, which represents an estimate of the losses expected from the accounts receivable portfolio, to reduce accounts receivable to their net realizable value. The allowance was based upon historical trends in collections and write-offs, management’s judgment of the probability of collecting accounts and management’s evaluation of business risk. The Company extends credit to customers satisfying pre-defined credit criteria. The Company believes it has limited concentration of credit risk due to the diversity of its customer base.
Inventories, net: Inventories are valued at the lower of cost or market, with 48% valued by the last-in, first-out (LIFO) method and the remaining 52% valued by the first-in, first-out (FIFO) method. If all inventories had been valued at FIFO, inventories, net would have been $237,669 and $298,195 greater at December 31, 2009 and 2008, respectively. The components of inventories, net were as follows:

	December 31,

	2009	2008

Inventories, net:
Manufacturing supplies	$53,022	$71,756
Work in process and raw materials	269,075	413,273
Finished products	349,139	515,464

Total Inventories, net	$671,236	$1,000,493

The Company recognized a decrease in its LIFO reserve of $60,526 during 2009 compared to an increase in LIFO reserves of $71,839 during 2008. The decrease in the LIFO reserve recognized during 2009 was due to lower quantities of inventory on hand.
During 2009, inventory quantities were reduced. This reduction resulted in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years as compared with the cost of 2009 purchases, the effect of which increased net income by approximately $35,228.
Investments: The Company accounts for investments in accordance with accounting rules concerning investments in equity securities. The Company’s business in India held investments in mutual funds of $6,948 as of December 31, 2009. These investments were classified as “available-for-sale” securities and were included in Other current assets on the Consolidated Balance Sheet. Unrealized gains and losses were included in Accumulated other comprehensive loss, net of tax, on the Consolidated Balance Sheet. Realized gains and losses were included in Other (expense) income, net in the Consolidated Statement of Income.

Note 1 – Significant Accounting Policies (continued)
Property, Plant and Equipment — net: Property, plant and equipment — net is valued at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred. Provision for depreciation is computed principally by the straight-line method based upon the estimated useful lives of the assets. The useful lives are approximately 30 years for buildings, five to seven years for computer software and three to 20 years for machinery and equipment. Depreciation expense was $188,711, $186,340 and $176,501 in 2009, 2008 and 2007, respectively. The components of Property, plant and equipment — net were as follows:

	December 31,

	2009	2008

Property, Plant and Equipment:
Land and buildings	$611,670	$606,255

Machinery and equipment	2,786,444	2,985,799

Subtotal	3,398,114	3,592,054
Less allowances for depreciation	(2,062,886)	(2,075,082)

Property, Plant and Equipment — net	$1,335,228	$1,516,972

At December 31, 2009 and 2008, Property, Plant and Equipment – net included approximately $104,300 and $120,400, respectively, of capitalized software. Depreciation expense for capitalized software was approximately $17,800 and $17,700 in 2009 and 2008. There were no assets held for sale at December 31, 2009. At December 31, 2008, assets held for sale of $7,020 primarily consisted of three buildings comprising the Company’s former office complex in Torrington, Connecticut. In January 2009, the Company sold one of these buildings and recognized a pretax gain of $1,322. During the second quarter of 2009, in anticipation of the loss that the Company expected to record upon completion of the sale of the remaining buildings comprising the office complex, the Company recorded an impairment charge of $6,376. The Company finalized the sale of these remaining buildings on July 20, 2009 and recognized an additional loss of $689.
On February 15, 2008, the Company completed the sale of its former seamless steel tube manufacturing facility located in Desford, England for approximately $28,400. The Company recognized a pretax gain of approximately $20,200 during the first quarter of 2008 and recorded the gain in Other income (expense), net in the Company’s Consolidated Statement of Income.
The impairment of long-lived assets is evaluated when events or changes in circumstances indicate that the carrying amount of the asset or related group of assets may not be recoverable. If the expected future undiscounted cash flows are less than the carrying amount of the asset, an impairment loss is recognized at that time to reduce the asset to the lower of its fair value or its net book value.
Goodwill: The Company tests goodwill and indefinite-lived intangible assets for impairment at least annually. The Company performs its annual impairment test on the same date during the fourth quarter after the annual forecasting process is completed. Furthermore, goodwill and indefinite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with accounting rules related to goodwill and other intangible assets.
Income Taxes: The Company accounts for income taxes in accordance with accounting rules for income taxes. Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and tax credit carryforwards. The Company records valuation allowances against deferred tax assets by tax jurisdiction when it is more likely than not that such assets will not be realized. Accruals for uncertain tax positions are provided for in accordance with accounting rules related to uncertainty in income taxes. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense.

Note 1 – Significant Accounting Policies (continued)
Foreign Currency Translation: Assets and liabilities of subsidiaries, other than those located in highly inflationary countries, are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected as a separate component of accumulated other comprehensive loss. Gains and losses resulting from foreign currency transactions and the translation of financial statements of subsidiaries in highly inflationary countries are included in the Consolidated Statement of Income. The Company recorded a foreign currency exchange gain of $8,195 in 2009, a loss of $5,904 in 2008 and a loss of $7,230 in 2007.
Stock-Based Compensation: The Company accounts for stock-based compensation in accordance with accounting rules for stock compensation, which require that the fair value of share-based awards be estimated on the date of grant using an option pricing model. The fair value of the award is recognized as expense over the requisite service periods in the accompanying Consolidated Statement of Income.
Earnings Per Share: Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding, adjusted for the dilutive impact of potential common shares for share-based compensation.
Derivative Instruments: The Company accounts for its derivative instruments in accordance with amended accounting rules regarding derivative instruments and hedging activities. The Company recognizes all derivatives on the Consolidated Balance Sheet at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated and qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive loss until the hedged item is recognized in earnings. The Company’s holdings of forward foreign currency exchange contracts have been deemed derivatives pursuant to the criteria established in derivative accounting guidance of which the Company has designated certain of those derivatives as hedges. In 2004, the Company entered into interest rate swaps to hedge a portion of its fixed-rate debt. These instruments qualified as fair value hedges. Accordingly, the gain or loss on both the hedging instrument and the hedged item attributable to the hedged risk were recognized in earnings. These swaps were terminated in the fourth quarter of 2009.
Recently Adopted Accounting Pronouncements:
In June 2009, the Financial Accounting Standards Board (FASB) issued final accounting rules that established the Accounting Standards Codification (ASC) as a single source of authoritative accounting principles generally accepted in the United States (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and regulations of the Securities and Exchange Commission (SEC) as well as interpretive releases are also sources of authoritative U.S. GAAP for SEC registrants. The new accounting rules established two levels of U.S. GAAP — authoritative and non-authoritative. The Codification supersedes all existing non-SEC accounting and reporting standards and was effective for the Company beginning July 1, 2009. The Codification was not intended to change or alter existing U.S. GAAP, and as a result, the new accounting rules establishing the Accounting Standards Codification did not have an impact on the Company’s results of operations and financial condition.
In September 2006, the FASB issued accounting rules concerning fair value measurements. The new accounting rules establish a framework for measuring fair value that is based on the assumptions market participants would use when pricing an asset or liability and establish a fair value hierarchy that prioritizes the information to develop those assumptions. Additionally, the new rules expand the disclosures about fair value measurements to include separately disclosing the fair value measurements of assets or liabilities within each level of the fair value hierarchy. In February 2008, the FASB delayed the effective date for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The implementation of new accounting rules for nonfinancial assets and nonfinancial liabilities, effective January 1, 2009, did not have a material impact on the Company’s results of operations and financial condition.
In December 2007, the FASB issued new accounting rules related to business combinations. The new accounting rules provide revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interest and goodwill acquired in a business combination. The new accounting rules expand required disclosures surrounding the nature and financial effects of business combinations. The new accounting rules were effective, on a prospective basis, for fiscal years beginning after December 15, 2008. The implementation of the new accounting rules for business combinations, effective January 1, 2009, did not have a material impact on the Company’s results of operations and financial condition.

Note 1 – Significant Accounting Policies (continued)
In December 2007, the FASB issued new accounting rules for noncontrolling interests. The new accounting rules establish requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) to be clearly identified, presented and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. All changes in the parent’s ownership interests are required to be accounted for consistently as equity transactions and any noncontrolling equity investments in deconsolidated subsidiaries must be measured initially at fair value. The new accounting rules on noncontrolling interests were effective, on a prospective basis, for fiscal years beginning after December 15, 2008, and the presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The implementation of new accounting rules on noncontrolling interests, effective January 1, 2009, did not have a material impact on the Company’s results of operations and financial condition.
In March 2008, the FASB issued new accounting rules about derivative instruments and hedging activities, which amended previous accounting rules for derivative instruments and hedging activities. The new accounting rules require entities to provide greater transparency through additional disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. The new accounting rules are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The implementation of the new accounting rules on derivative instruments and hedging activities, effective January 1, 2009, expanded the disclosures on derivative instruments and related hedged item and did not have a material impact on the Company’s results of operations and financial condition. See Note 16 – Derivative Instruments and Hedging Activities for the expanded disclosures.
In June 2008, the FASB issued new accounting rules regarding the two-class method of calculating earnings per share. The new accounting rules clarify that unvested share-based payment awards that contain rights to receive nonforfeitable dividends are participating securities. The new accounting rules provide guidance on how to allocate earnings to participating securities and compute earnings per share using the two-class method. The new accounting rules were effective for fiscal years beginning after December 31, 2008, and interim periods within those fiscal years. The new accounting rules for the two-class method of calculating earnings per share reduced diluted earnings per share by $0.01 for the years ended December 31, 2008 and 2007. See Note 3 – Earnings Per Share for the computation of earnings per share using the two-class method.
In May 2009, the FASB issued new accounting rules for subsequent events. The new accounting rules establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new accounting rules were effective for interim or annual financial periods ending after June 15, 2009 and were adopted by the Company in the second quarter of 2009. The adoption of the new accounting rules for subsequent events did not have a material impact on the Company’s results of operations and financial condition.
In December 2008, the FASB issued new accounting rules concerning employers’ disclosures about postretirement benefit plan assets. The new accounting rules require the disclosure of additional information about investment allocation, fair values of major categories of assets, development of fair value measurements and concentrations of risk. The new accounting rules are effective for fiscal years ending after December 15, 2009. The adoption of the new accounting rules for employers’ disclosures about postretirement benefit plan assets did not have a material impact on the Company’s results of operations and financial condition.
Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are reviewed and updated regularly to reflect recent experience.
Subsequent Events: Management has evaluated and disclosed all material events occurring subsequent to the date of the financial statements up to February 25, 2010, the filing date of this annual report on Form 10-K.
Reclassifications: Certain amounts reported in the 2008 and 2007 Consolidated Financial Statements have been reclassified to conform to the 2009 presentation.

Note 2 – Acquisitions and Divestitures
Acquisitions
In November 2008, the Company purchased the assets of EXTEX, Ltd. (EXTEX), a leading designer and marketer of high-quality replacement engine parts for the aerospace aftermarket, for $28,782, including acquisition costs. The acquisition added most of EXTEX’s nearly 600 Federal Aviation Administration (FAA) parts manufacturer approval (PMA) components to the Company’s existing portfolio of more than 1,400 PMAs. This expanded PMA base further positioned the Company to offer comprehensive fleet-support programs, including asset management that maximizes uptime for aircraft operators. EXTEX has 2007 sales of approximately $15,400. The results of the operations of EXTEX are included in the Company’s Consolidated Statement of Income for the periods subsequent to the effective date of the acquisition. The purchase price allocation of EXTEX included in-process PMAs. Generally accepted accounting principles do not allow the capitalization of research and development of this nature; therefore, a charge of $892 was included in Cost of products sold in the Consolidated Statement of Income in 2008.
In February 2008, the Company purchased the assets of Boring Specialties, Inc. (BSI), a leading provider of a wide range of precision deep-hole oil and gas drilling and extraction products and services, for $56,897 including acquisition costs. The acquisition extended the Company’s presence in the energy market by adding BSI’s value-added products to the Company’s current range of alloy steel products for oil and gas customers. BSI is based in Houston, Texas and had 2006 sales of approximately $48,000. The results of the operations of BSI were included in the Company’s Consolidated Statement of Income for the periods subsequent to the effective date of the acquisition.
In October 2007, the Company purchased the assets of The Purdy Corporation (Purdy), a leading precision manufacturer and systems integrator for military and commercial aviation customers, for $203,243 including acquisition costs. Purdy’s expertise includes design, manufacturing, testing, overhaul and repair of transmissions, gears, rotor-head systems and other high-complexity components for helicopter and fixed-wing aircraft platforms. The acquisition further expanded the growing range of power-transmission products and capabilities the Company provides to the aerospace market. The results of the operations of Purdy were included in the Company’s Consolidated Statement of Income for the periods subsequent to the effective date of acquisition.
Pro forma results of these operations were not presented because the effect of the acquisitions was not significant in 2009, 2008 and 2007. The initial purchase price allocation and any subsequent purchase price adjustments for acquisitions in 2009, 2008 and 2007 are presented below.

	2009	2008	2007

Assets Acquired:
Accounts receivable	$—	$11,447	$13,167
Inventories	—	13,083	48,304
Deferred income taxes	—	—	1,266
Other current assets	—	120	317
Property, plant and equipment — net	—	12,766	19,709
Goodwill	353	24,669	57,636
Other intangible assets	—	28,502	66,310

	$353	$90,587	$206,709

Liabilities Assumed:
Accounts payable and other liabilities	$—	$4,563	$1,648
Salaries, wages and benefits	—	—	415
Income taxes payable	—	—	219
Deferred income taxes — current	—	—	5

	—	4,563	2,287

Net Assets Acquired	$353	$86,024	$204,422

Note 2 – Acquisitions and Divestitures (continued)
Divestitures
On December 31, 2009, the Company completed the sale of the assets of its Needle Roller Bearings (NRB) operations to JTEKT Corporation (JTEKT). The Company received approximately $304,000 in cash proceeds for these operations and retained certain receivables of approximately $26,000, subject to post-sale working capital adjustments. The NRB operations primarily serve the automotive original-equipment market sectors and manufacture highly engineered needle roller bearings, including an extensive range of radial and thrust needle roller bearings bearing assemblies and loose needles for automotive and industrial applications. The NRB operations have facilities in the United States, Canada, Europe and China. The NRB operations had 2009 sales of approximately $407,000 and were previously included in the Company’s Mobile Industries, Process Industries and Aerospace and Defense reportable segments. The Mobile Industries segment accounted for approximately 80% of the 2008 sales of the NRB operations. The results of operations were reclassified as discontinued operations during the third quarter of 2009 as the NRB operations met all the criteria for discontinued operations, including assets held for sale. Previous results for 2009, 2008 and 2007 have been reclassified to conform to the presentation under discontinued operations.
During the third quarter, the net assets associated with the then pending sale of the NRB operations were reclassified to assets held for sale and adjusted for impairment and written down to their fair value of $301,034. The Company based its fair value on the expected proceeds from the sale to JTEKT. At September 30, 2009, the carrying value of the net assets of the NRB operations exceeded the expected proceeds to be realized upon completion of the sale by $33,690. The Company subsequently recognized an after-tax loss on the sale of the NRB operations of $12,651 during the fourth quarter of 2009. The actual loss on the sale exceeded the original estimate primarily due to revisions to estimated working capital adjustments. Working capital adjustments associated with the sale will be finalized in 2010.
The following results of operations for this business have been treated as discontinued operations for all periods presented.

	2009	2008	2007

Net sales	$406,731	$622,860	$703,954
Cost of goods sold	376,356	533,244	605,103

Gross profit	30,375	89,616	98,851
Selling, administrative and general expenses	59,304	67,856	64,121
Impairment and restructuring charges	52,568	31,593	11,973
Interest expense, net	154	353	261
Other (expense) income, net	(1,743)	(222)	(1,293)

(Loss) earnings before income taxes on operations	(83,394)	(10,408)	21,203
Income tax benefit (expense) on operations	23,456	(865)	(8,927)
(Loss) gain on divestiture	(19,894)	—	1,098
Income tax benefit (expense) on disposal	7,243	—	(432)

(Loss) income from discontinued operations	$(72,589)	$(11,273)	$12,942

In 2009, approximately $11,600 of foreign currency translations adjustments were recognized as part of the loss on divestiture of the NRB operations.
The gain on divestiture recorded in 2007 primarily represents a purchase price adjustment related to the divestiture of Latrobe Steel in December 2006.

Note 2 – Acquisitions and Divestitures (continued)
The following presentation shows the assets and liabilities of discontinued operations for year ended December 31, 2008:

2008

Assets:
Accounts receivable, net	$27,943
Inventories, net	145,201
Deferred charges and prepaid expenses	1,396
Other current assets	2,782
Property, plant and equipment — net	226,895
Goodwill	8,614
Other intangible assets	32,806
Other non-current assets	6,849

Total assets, discontinued operations	$452,486

Liabilities:
Accounts payable and other liabilities	$19,907
Salaries, wages and benefits	1,605
Accrued pension cost	14,026
Deferred income taxes	1,848
Other non-current liabilities	7,986

Total liabilities, discontinued operations	$45,372

As of December 31, 2009, there were no assets or liabilities remaining from the divestiture of the NRB operations.
Note 3 – Earnings Per Share
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the years ended December 31:

	2009	2008	2007

Numerator:
(Loss) income from continuing operations attributable to The Timken Company	$(61,372)	$278,943	$207,112
Less: distributed and undistributed earnings allocated to nonvested stock	—	(1,910)	(1,491)

(Loss) income from continuing operations available to common shareholders for basic earnings per share and diluted earnings per share	$(61,372)	$277,033	$205,621

Denominator:
Weighted average number of shares outstanding — basic	96,135,783	95,650,104	94,639,065
Effect of dilutive options	—	297,539	642,734

Weighted average number of shares outstanding, assuming dilution of stock options	96,135,783	95,947,643	95,281,799

Basic (loss) earnings per share from continuing operations	$(0.64)	$2.90	$2.17

Diluted (loss) earnings per share from continuing operations	$(0.64)	$2.89	$2.16

Note 3 – Earnings Per Share (continued)
The exercise prices for certain stock options that the Company has awarded exceed the average market price of the Company’s common stock. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. The antidilutive stock options outstanding were 4,128,421, 1,453,512 and 505,497 during 2009, 2008 and 2007, respectively.
Note 4 – Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following for the years ended December 31:

	2009	2008

Foreign currency translation adjustments, net of tax	$92,188	$52,448
Pension and postretirement benefits adjustments, net of tax	(808,760)	(870,804)
Unrealized gain on marketable securities, net of tax	218	211
Adjustments to fair value of open foreign currency cash flow hedges, net of tax	(759)	(1,488)

Accumulated Other Comprehensive Loss	$(717,113)	$(819,633)

Note 5 – Financing Arrangements
Short-term debt at December 31, 2009 and 2008 was as follows:

	2009	2008

Variable-rate lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 1.98% to 5.05% and 2.85% to 15.50% at December 31, 2009 and 2008, respectively	$26,345	$91,482

Short-term debt	$26,345	$91,482

The lines of credit for certain of the Company’s foreign subsidiaries provide for borrowings up to $338,361. Most of these lines of credit are uncommitted. At December 31, 2009, the Company had borrowings outstanding of $26,345, which reduced the availability under these facilities to $312,016.
The weighted average interest rate on short-term debt during the year was 3.7% in 2009, 4.1% in 2008 and 5.3% in 2007. The weighted average interest rate on short-term debt outstanding at December 31, 2009 and 2008 was 4.0% and 5.4%, respectively.
The Company has a $100,000 Accounts Receivable Securitization Financing Agreement (Asset Securitization Agreement), renewable every 364 days. On November 16, 2009, the Company renewed its Asset Securitization Agreement for $100,000. Prior to the renewal, the Company’s Asset Securitization Agreement was $175,000. Under the terms of the Asset Securitization Agreement, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary that in turn uses the trade receivables to secure borrowings which are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the agreement are limited to certain borrowing base calculations. Any amounts outstanding under this Asset Securitization Agreement would be reported on the Company’s Consolidated Balance Sheet in Short-term debt. As of December 31, 2009 and 2008, there were no outstanding borrowings under the Asset Securitization Agreement. Although the Company had no outstanding borrowings under the Asset Securitization as of December 31, 2009, certain borrowing base limitations reduced the availability under the Asset Securitization to $63,679. The yield on the commercial paper, which is the commercial paper rate plus program fees, is considered a financing cost and is included in Interest expense in the Consolidated Statement of Income. This rate was 1.53%, 2.59% and 5.90%, at December 31, 2009, 2008 and 2007, respectively.

Note 5 – Financing Arrangements (continued)
Long-term debt at December 31, 2009 and 2008 was as follows:

	2009	2008

Fixed-rate Medium-Term Notes, Series A, due at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	$175,000	$175,000
Fixed-rate Senior Unsecured Notes, due September 15, 2014, with an interest rate of 6.0%	249,680	—
Fixed-rate Senior Unsecured Notes with an interest rate of 5.75%	—	252,357
Variable-rate State of Ohio Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.29% at December 31, 2009)	12,200	12,200
Variable-rate State of Ohio Air Quality Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.44% at December 31, 2009)	9,500	9,500
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (0.43% at December 31, 2009)	17,000	17,000
Variable-rate Unsecured Canadian Note	—	47,104
Variable-rate credit facility with US Bank for Advanced Green Components, LLC, maturing on July 17, 2010 (1.41% at December 31, 2009)	6,120	6,120
Variable-rate credit facility with US Bank for Advanced Green Components, LLC, guaranteed by The Timken Company, maturing on July 17, 2010 (4.06% at December 31, 2009)	5,620	6,120
Other	11,202	6,957

	486,322	532,358
Less current maturities	17,035	17,108

Long-term debt	$469,287	$515,250

The maturities of long-term debt for the five years subsequent to December 31, 2009 are as follows: 2010 – $17,035; 2011 – $463; 2012 – $170; 2013 – $1; and 2014 — $250,000.
Interest paid was approximately $39,000 in 2009, $46,000 in 2008 and $40,700 in 2007. This differs from interest expense due to the timing of payments and interest capitalized of approximately $1,777 in 2009, $2,953 in 2008 and $5,700 in 2007.
On September 9, 2009, the Company completed a public offering of $250,000 of fixed-rate 6.0% unsecured Senior Notes, due in 2014. The net proceeds from the sale were used for the repayment of the Company’s fixed-rate 5.75% unsecured Senior Notes that were to mature in February 2010.
On July 10, 2009, the Company entered into a new $500,000 Amended and Restated Credit Agreement (Senior Credit Facility). At December 31, 2009, the Company had no outstanding borrowings under its Senior Credit Facility but had letters of credit outstanding totaling $32,163, which reduced the availability under the Senior Credit Facility to $467,837. This Senior Credit Facility matures on July 10, 2012. Under the Senior Credit Facility, the Company has three financial covenants: a consolidated leverage ratio, a consolidated interest coverage ratio and a consolidated minimum tangible net worth test. At December 31, 2009, the Company was in full compliance with the covenants under the Senior Credit Facility.
In December 2005, the Company entered into a 57,800 Canadian dollar unsecured loan in Canada. The Company repaid this loan during 2009.
Advanced Green Components, LLC (AGC) is a joint venture of the Company. The Company is the guarantor of $5,620 of AGC’s $11,740 credit facility with US Bank.
Certain of the Company’s foreign subsidiaries also provide for long-term borrowings up to $26,950. At December 31, 2009, the Company had borrowings outstanding of $5,273, which reduced the availability under these long-term facilities to $21,677.
The Company and its subsidiaries lease a variety of real property and equipment. Rent expense under operating leases amounted to $43,469, $45,691 and $38,142 in 2009, 2008 and 2007, respectively. At December 31, 2009, future minimum lease payments for noncancelable operating leases totaled $145,382 and are payable as follows: 2010–$31,648; 2011–$23,476; 2012–$20,559; 2013–$17,070; 2014–$15,436; and $37,193 thereafter.

Note 6 – Impairment and Restructuring Charges
Impairment and restructuring charges were comprised of the following for the years ended December 31:

	2009	2008	2007

Impairment charges	$107,586	$20,081	$4,842
Severance expense and related benefit costs	52,798	8,742	18,527
Exit costs	3,742	3,960	5,036

Total	$164,126	$32,783	$28,405

The following discussion explains the major impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above.
2009 Selling and Administrative Cost Reductions
In March 2009, the Company announced the realignment of its organization to improve efficiency and reduce costs as a result of the economic downturn. During 2009, the Company recorded $10,743 of severance and related benefit costs related to this initiative to eliminate approximately 280 employees. Of the $10,743 charge for 2009, $4,549 related to the Mobile Industries segment, $1,977 related to the Process Industries segment, $568 related to the Aerospace and Defense segment, $1,608 related to the Steel segment and $2,041 related to Corporate.
2009 Manufacturing Workforce Reductions
During 2009, the Company recorded $32,150 in severance and related benefit costs, including a curtailment of pension benefits of $941, to eliminate approximately 3,000 manufacturing employees to properly align its business as a result of the current downturn in the economy and expected market demand. Of the $32,150 charge, $21,515 related to the Mobile Industries segment, $6,484 related to the Process Industries segment, $2,462 related to the Aerospace and Defense segment and $1,689 related to the Steel segment.
2008 Workforce Reductions
In December 2008, the Company recorded $4,165 in severance and related benefit costs to eliminate approximately 110 manufacturing and sales and administrative employees as a result of the current downturn in the economy. Of the $4,165 charge, $1,975 related to the Mobile Industries segment, $772 related to the Process Industries segment, $1,098 related to the Steel segment and $320 related to Corporate.
Bearings and Power Transmission Reorganization
During the first quarter of 2008, the Company began to operate under two major business groups: the Steel Group and the Bearings and Power Transmission Group. The Bearings and Power Transmission Group is composed of three reportable segments: Mobile Industries, Process Industries and Aerospace and Defense. These organizational changes enabled the Company to streamline operations and eliminate redundancies. As a result of these actions, the Company recorded $2,484 and $3,513 during the years ended December 31, 2008 and 2007, respectively, of severance and related benefit costs related to this initiative. The severance charge of $2,484 for 2008 was attributable to 76 employees and primarily related to the Mobile Industries segment. The severance charge of $3,513 for 2007 was attributable to 72 employees throughout the Company’s bearing organization. Approximately half of the severance charge related to the Mobile Industries segment and half related to the Process Industries segment.
Torrington Campus
On July 20, 2009, the Company completed the sale of the remaining portion of its Torrington, Connecticut office complex. In anticipation of recording a loss upon completion of the sale of the office complex, the Company recorded an impairment charge of $6,376 during the second quarter of 2009. During the third quarter of 2009, the Company recorded an additional loss of approximately $700 in Other (expense) income, net upon completion of the sale of this portion of the office complex.

Note 6 – Impairment and Restructuring Charges (continued)
Mobile Industries
In 2009, the Company recorded fixed asset impairment charges of $71,707 for certain fixed assets in the United States, Canada, France and China related to several automotive product lines. The Company reviewed these assets for impairment during the fourth quarter due to declining sales and as part of the Company’s initiative to exit programs where adequate returns could not be obtained through pricing initiatives. Circumstances related to future revenue streams for customers coming out of bankruptcy and the results of its pricing initiatives did not become fully evident until the fourth quarter. Incorporating this information into its annual long-term forecasting process, the Company determined the undiscounted projected future cash flows for these product lines could not support the carrying value of these asset groups. The Company then arrived at fair value by either valuing the assets in use, where the assets were still producing product, or in exchange, where the assets had been idled. See Note 15 – Fair Value for further discussion of how the Company arrived at fair value.
The Company recorded an impairment charge of $48,765 in 2008, representing the write-off of goodwill associated with the Mobile Industries segment. Of the $48,765 impairment charge, $30,380 has been reclassified to discontinued operations. The Company is required to review goodwill and indefinite-lived intangibles for impairment annually. The Company performed this annual test during the fourth quarter of 2008 using an income approach (discounted cash flow model) and a market approach. As a result of the economic downturn that began in the second half of 2008, management’s forecasts of earnings and cash flow had declined significantly. The Company utilized these forecasts for the income approach as part of the goodwill impairment review. As a result of the lower earnings and cash flow forecasts, the Company determined that the Mobile Industries segment could not support the carrying value of its goodwill. Refer to Note 8 – Goodwill and Other Intangible Assets for additional discussion.
In March 2007, the Company announced the planned closure of its manufacturing facility in Sao Paulo, Brazil. The closure of this manufacturing facility was subsequently delayed to serve higher customer demand. The Company will now close this facility on March 31, 2010. Pretax costs associated with the closure are expected to be approximately $25,000 to $30,000, which includes restructuring costs and rationalization costs recorded in cost of products sold and selling, administrative and general expenses. Mobile Industries has incurred cumulative pretax costs of approximately $24,965 as of December 31, 2009 related to this closure. In 2009, 2008 and 2007, the Company recorded $5,232, $2,189 and $6,369, respectively, of severance and related benefit costs and $1,742, $807 and $2,044, respectively, of exit costs associated with the closure of this facility. In 2008 and 2007, $800 and $1,744, respectively, of the exit costs recorded related to environmental exit costs.
Process Industries
In May 2004, the Company announced plans to rationalize its three bearing plants in Canton, Ohio within the Process Industries segment. Pretax costs associated with the closure are expected to be approximately $35,000 through streamlining operations and workforce reductions, with expected pretax costs of approximately $70,000 to $80,000 (including pretax cash costs of approximately $50,000), by the middle of 2010.
In 2009, the Company recorded impairment charges of $27,713, exit costs of $1,607 and severance and related benefits of $551 as a result of Process Industries’ rationalization plans. The significant impairment charge was recorded during the second quarter of 2009 as a result of the rapid deterioration of the market sectors served by one of the rationalized plants resulting in the carrying value of the fixed assets for this plant exceeding their projected undiscounted future cash flows. The fair value was determined based on market comparisons to similar assets. The Company closed this facility at the end of 2009. In 2008, the Company recorded exit costs of $1,845 related to these rationalization plans. In 2007, the Company recorded impairment charges of $4,757 and exit costs of $571. The Process Industries segment has incurred cumulative pretax costs of approximately $69,000 (including approximately $26,300 of pretax cash costs) as of December 31, 2009 for these plans, including rationalization costs recorded in cost of products sold and selling, administrative and general expenses. See Note 15 – Fair Value for further discussion of how the Company arrived at fair value.
In October 2009, the Company announced the consolidation of its distribution centers in Bucyrus, Ohio and Spartanburg, South Carolina into a larger, leased facility in the region surrounding the existing Spartanburg location. The consolidation of the Company’s distribution centers is primarily due to 89% of all manufactured product inbound to Company’s distribution centers now originating in the southeastern United States; the new location will cut down on the average number of miles the inventory travels. The closure of the Bucyrus Distribution Center will displace approximately 290 employees. Pretax costs associated with this initiative are expected to be approximately $5,000 to $10,000 by the end of 2010. During 2009, the Company recorded $4,482 of severance and related benefit costs related to this closure.
Steel
In April 2007, the Company completed the closure of its seamless steel tube manufacturing facility located in Desford, England. The Company recorded $391 of exit costs in 2008 and $7,327 of severance and related benefit costs and $2,386 of exit costs in 2007 related to this action.

Note 6 – Impairment and Restructuring Charges (continued)
Impairment and restructuring charges by segment were as follows:
Year ended December 31, 2009:

	Mobile	Process	Aerospace &
	Industries	Industries	Defense	Steel	Corporate	Total

Impairment charges	$75,246	$30,356	$1,984	$—	$—	$107,586
Severance expense and related benefit costs	31,116	13,314	3,030	3,297	2,041	52,798
Exit costs	2,133	1,607	1	1		3,742

Total	$108,495	$45,277	$5,015	$3,298	$2,041	$164,126

Year ended December 31, 2008:

	Mobile	Process	Aerospace &
	Industries	Industries	Defense	Steel	Corporate	Total

Impairment charges	$18,789	$1,292	$—	$—	$—	$20,081
Severance expense and related benefit costs	6,711	624	—	1,087	320	8,742
Exit costs	1,724	1,845	—	391	—	3,960

Total	$27,224	$3,761	$—	$1,478	$320	$32,783

Year ended December 31, 2007:

	Mobile	Process	Aerospace &
	Industries	Industries	Defense	Steel	Corporate	Total

Impairment charges	$(66)	$4,908	$—	$—	$—	$4,842
Severance expense and related benefit costs	9,357	1,602	—	7,568	—	18,527
Exit costs	2,079	571	—	2,386	—	5,036

Total	$11,370	$7,081	$—	$9,954	$—	$28,405

The rollforward of the restructuring accrual was as follows for the years ended December 31:

	2009	2008

Beginning balance, January 1	$17,021	$19,062
Expense	55,599	12,702
Payments	(38,638)	(14,743)

Ending balance, December 31	$33,982	$17,021

The restructuring accrual at December 31, 2009 and 2008, respectively, is included in Accounts payable and other liabilities on the Consolidated Balance Sheet. The restructuring accrual at December 31, 2009 excluded costs related to the curtailment of pension benefit plans of $941. The accrual at December 31, 2009 included $27,490 of severance and related benefits with the remainder of the balance primarily representing environmental exit costs. The majority of the $27,490 accrual relating to severance and related benefits is expected to be paid by the middle of 2010.

Note 7 – Contingencies
The Company and certain of its U.S. subsidiaries have been designated as potentially responsible parties (PRPs) by the U.S. Environmental Protection Agency for site investigation and remediation under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund) with respect to certain sites. The claims for remediation have been asserted against numerous other entities, which are believed to be financially solvent and are expected to fulfill their proportionate share of the obligation. In addition, the Company is subject to various lawsuits, claims and proceedings, which arise in the ordinary course of its business. The Company accrues costs associated with environmental, legal and non-income tax matters when they become probable and reasonably estimable. Accruals are established based on the estimated undiscounted cash flows to settle the obligations and are not reduced by any potential recoveries from insurance or other indemnification claims. Management believes that any ultimate liability with respect to these actions, in excess of amounts provided, will not materially affect the Company’s Consolidated Financial Statements.
The Company is also the guarantor of debt for AGC, an equity investment of the Company. The Company guarantees $5,620 of AGC’s outstanding long-term debt of $11,740 with US Bank. In case of default by AGC, the Company has agreed to pay the outstanding balance, pursuant to the guarantee, due as of the date of default. The debt matures on July 17, 2010.
Product Warranties
The Company provides limited warranties on certain of its products. The Company accrues liabilities for warranty policies based upon specific claims and a review of historical warranty claim experience in accordance with accounting rules relating to contingent liabilities. The Company records and accounts for its warranty reserve based on specific claim incidents. Should the Company become aware of a specific potential warranty claim for which liability is probable and reasonably estimable, a specific charge is recorded and accounted for accordingly. Adjustments are made quarterly to the accruals as claim data and historical experience change.
The following is a rollforward of the warranty reserves for 2009 and 2008:

	2009	2008

Beginning balance, January 1	$13,515	$12,571
Expense	4,699	7,525
Payments	(12,794)	(6,581)

Ending balance, December 31	$5,420	$13,515

The product warranty accrual for 2009 and 2008 was included in Accounts payable and other liabilities on the Consolidated Balance Sheet.

Note 8 – Goodwill and Other Intangible Assets
During the first quarter of 2008, the Company began to operate under four reportable segments: Mobile Industries, Process Industries, Aerospace and Defense and Steel. Accounting rules concerning goodwill and other intangible assets required the Company to allocate the carrying value of its goodwill to its reporting units based on the relative fair value of each reporting unit. The Company considers its reportable segments to be its reporting units. As such, the Company has reclassified its goodwill to conform to the new segment presentation.
Accounting rules regarding goodwill and other intangible assets require that goodwill and indefinite-lived intangible assets be tested at least annually for impairment. The Company performs its annual impairment test during the fourth quarter after the annual forecasting process is completed. In reviewing goodwill for impairment, potential impairment is identified by comparing the fair value of each reporting unit using an income approach (a discounted cash flow model) and a market approach, with its carrying value. As a result of the recent economic downturn, management’s forecasts of earnings and cash flow have declined significantly. The Company utilizes these forecasts for the income approach as part of the goodwill impairment review. In 2008, as a result of the lower earnings and cash flow forecasts, the Company determined that the Mobile Industries segment could not support the carrying value of its goodwill. As a result, the Company recorded a pretax impairment loss of $48,765, which was reported in Impairment and restructuring charges in the Consolidated Statement of Income at December 31, 2008. Of the $48,765, $30,380 has been reclassified to discontinued operations. In 2009 and 2007, no impairment loss was recorded.
As a result of the goodwill impairment loss recorded for the Mobile Industries segment in 2008, the Company reviewed other long-lived assets for impairment in 2008. The Company concluded that other long-lived assets, such as property, plant and equipment and intangible assets subject to amortization, were not impaired.
Changes in the carrying value of goodwill were as follows:
Year ended December 31, 2009:

	Beginning				Ending
	Balance	Acquisitions	Impairment	Other	Balance

Segment:
Process Industries	$49,810	$—	$—	$(305)	$49,505
Aerospace and Defense	161,990	347	—	251	162,588
Steel	9,635	6	—	—	9,641

Total	$221,435	$353	$—	$(54)	$221,734

“Other” for 2009 primarily included foreign currency translation adjustments.
Changes in the carrying value of goodwill were as follows:
Year ended December 31, 2008:

	Beginning				Ending
	Balance	Acquisitions	Impairment	Other	Balance

Segment:
Mobile Industries	$22,112	$—	$(18,385)	$(3,727)	$—
Process Industries	49,933	—	—	(123)	49,810
Aerospace and Defense	149,633	15,034	—	(2,677)	161,990
Steel	—	9,635	—	—	9,635

Total	$221,678	$24,669	$(18,385)	$(6,527)	$221,435

“Other” for 2008 primarily included foreign currency translation adjustments.

Note 8 – Goodwill and Other Intangible Assets (continued)
The following table displays intangible assets as of December 31:

	2009			2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangible assets subject to amortization:

Customer relationships	$79,139	$14,321	$64,818	$79,139	$10,020	$69,119
Engineering drawings	2,000	2,000	—	2,000	2,000	—
Know-how	2,110	917	1,193	2,123	785	1,338
Land-use rights	7,948	2,964	4,984	7,060	2,462	4,598
Patents	4,432	2,936	1,496	4,432	2,459	1,973
Technology use	35,000	3,944	31,056	35,000	2,048	32,952
Trademarks	6,597	5,023	1,574	6,632	4,670	1,962
PMA licenses	8,792	2,207	6,585	8,792	1,753	7,039
Non-compete agreements	2,710	1,200	1,510	2,710	493	2,217
Unpatented technology	7,625	5,339	2,286	7,625	4,655	2,970

	$156,353	$40,851	$115,502	$155,513	$31,345	$124,168

Intangible assets not subject to amortization:
Goodwill	$221,734	$—	$221,734	$221,435	$—	$221,435
Tradename	1,400	—	1,400	1,400	—	1,400
Land-use rights	—	—	—	146	—	146
Industrial license agreements	965	—	965	964	—	964
FAA air agency certificates	14,220	—	14,220	14,220	—	14,220

	$238,319	$—	$238,319	$238,165	$—	$238,165

Intangible assets subject to amortization are amortized on a straight-line method over their legal or estimated useful lives, with useful lives ranging from two years to 20 years. Intangibles assets subject to amortization acquired in 2008 were assigned useful lives ranging from two to 20 years and had a weighted average amortization period of 16.4 years.
Amortization expense for intangible assets was $12,776, $14,460 and $11,417 for the years ended December 31, 2009, 2008 and 2007, respectively. Amortization expense for intangible assets is estimated to be approximately $11,400 in 2010; $11,000 in 2011; $10,600 in 2012; $8,100 in 2013 and $7,700 in 2014.

Note 9 – Stock Compensation Plans
Under the Company’s long-term incentive plan, shares of common stock have been made available to grant, at the discretion of the Compensation Committee of the Board of Directors, to officers and key employees in the form of stock option awards. Stock option awards typically have a ten-year term and generally vest in 25% increments annually beginning on the first anniversary of the date of grant. In addition to stock option awards, the Company has granted restricted shares under the long-term incentive plan. Restricted shares typically vest in 25% increments annually beginning on the first year anniversary of the date of grant and have historically been expensed over the vesting period.
During 2009, 2008 and 2007, the Company recognized stock-based compensation expense of $7,002 ($4,453 after-tax or $0.05 diluted share), $6,019 ($3,828 after-tax or $0.04 diluted share), and $5,348 ($3,423 after-tax or $0.04 diluted share), respectively, for stock option awards.
The fair value of significant stock option awards granted during 2009, 2008 and 2007 was estimated at the date of grant using a Black-Scholes option-pricing method with the following assumptions:

	2009	2008	2007

Assumptions:
Weighted average fair value per option	$4.44	$9.89	$9.99
Risk-free interest rate	2.04%	3.68%	4.71%
Dividend yield	2.65%	2.08%	2.06%
Expected stock volatility	0.430	0.351	0.351
Expected life — years	6	6	6

Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and the expected lives of the options. The dividend yield was calculated based upon the last dividend prior to the grant compared to the trailing 12 months’ daily stock prices. The risk-free interest rate was based upon yields of U.S. zero coupon issues with a term equal to the expected life of the option being valued. Forfeitures were estimated at 4%.
A summary of option activity for the year ended December 31, 2009 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Shares	Price	Term	(000’s)

Outstanding — beginning of year	4,347,466	$26.97
Granted	1,266,000	14.73
Exercised	(50,238)	16.32
Cancelled or expired	(214,956)	22.08

Outstanding — end of year	5,348,272	$24.37	6 years	$13,262

Options exercisable	3,090,228	$25.81	5 years	$3,234

The Company has also issued performance-based nonqualified stock options that vest contingent upon the Company’s common shares reaching specified fair market values. No performance-based nonqualified stock options were awarded in 2009, 2008 or 2007. The Company incurred no compensation expense under these plans in 2009, 2008 and 2007.
The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $300, $10,600 and $16,400, respectively. Net cash proceeds from the exercise of stock options were $820, $12,400 and $32,000, respectively. Income tax benefits were $114, $3,400 and $5,500, for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 9 – Stock Compensation Plans (continued)
A summary of restricted share and deferred share activity for the year ended December 31, 2009 is as follows:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value

Outstanding — beginning of year	838,935	$29.49
Granted	372,398	14.98
Vested	(388,076)	27.73
Cancelled or expired	(54,733)	24.50

Outstanding — end of year	768,524	$23.80

The Company offers a performance unit component under its long-term incentive plan to certain employees in which awards are earned based on Company performance measured by two metrics over a three-year performance period. The Compensation Committee of the Board of Directors can elect to make payments that become due in the form of cash or shares of the Company’s common stock. A total of 47,083, 51,225 and 48,025 performance units were granted in 2009, 2008 and 2007, respectively. Performance units granted, if fully earned, would represent 815,032 shares of the Company’s common stock at December 31, 2009. Since the inception of the plan, 59,723 performance units were cancelled. Each performance unit has a cash value of $100.
As of December 31, 2009, a total of 768,524 deferred shares, deferred dividend credits and restricted shares have been awarded and are not vested. The Company distributed 388,076, 371,925 and 318,393 shares in 2009, 2008 and 2007, respectively, due to the vesting of these awards. The shares awarded in 2009, 2008 and 2007 totaled 372,398, 306,434 and 400,628, respectively. The Company recognized compensation expense of $7,926, $10,781 and $10,779, for the years ended December 31, 2009, 2008 and 2007, respectively, relating to restricted shares and deferred shares.
As of December 31, 2009, the Company had unrecognized compensation expense of $20,000 related to stock option awards, restricted shares and deferred shares. The unrecognized compensation expense is expected to be recognized over a total weighted average period of two years. The number of shares available for future grants for all plans at December 31, 2009 was 4,885,509.
Note 10 — Research and Development
The Company performs research and development under Company-funded programs and under contracts with the federal government and other parties. Expenditures committed to research and development amounted to $50,000, $64,100 and $63,500 for 2009, 2008 and 2007, respectively. Of these amounts, approximately $1,700, $5,100 and $6,200, respectively, were funded by others. Expenditures may fluctuate from year to year depending upon special projects and needs.
Note 11 – Equity Investments
Investments accounted for under the equity method were approximately $9,494 and $13,633 at December 31, 2009 and 2008, respectively, and were reported in Other non-current assets on the Consolidated Balance Sheet.
Equity investments are reviewed for impairment when circumstances (such as lower-than-expected financial performance or change in strategic direction) indicate that the carrying value of the investment may not be recoverable. If impairment does exist, the equity investment is written down to its fair value with a corresponding charge to the Consolidated Statement of Income. During 2009, the Company recorded impairment charges on its investments in Internacional Components Supply LTDA and Endorsia.com International AB of $4,739 and $1,346, respectively. No impairment charges were recorded during 2008 and 2007 related to the Company’s equity investments. See Note 15 – Fair Value for further discussion of how the Company arrived at fair value.

Note 12 – Retirement and Postretirement Benefit Plans
The Company sponsors defined contribution retirement and savings plans covering substantially all employees in the United States and employees at certain non-U.S. locations. The Company has contributed Timken common stock to certain of these plans based on formulas established in the respective plan agreements. At December 31, 2009, the plans held 10,167,796 shares of the Company’s common stock with a fair value of $241,078. Company contributions to the plans, including performance sharing, were $19,329 in 2009, $28,541 in 2008 and $27,405 in 2007. The Company paid dividends totaling $5,152 in 2009, $7,051 in 2008 and $6,645 in 2007 to plans holding shares of the Company’s common stock.
The Company and its subsidiaries sponsor a number of defined benefit pension plans, which cover eligible employees, including certain employees in foreign countries. These plans are generally noncontributory. Pension benefits earned are generally based on years of service and compensation during active employment. The cash contributions for the Company’s defined benefit pension plans were $62,614 and $22,149 in 2009 and 2008, respectively.
The Company and its subsidiaries also sponsor several unfunded postretirement plans that provide health care and life insurance benefits for eligible retirees and dependents. Depending on retirement date and employee classification, certain health care plans contain contribution and cost-sharing features such as deductibles and coinsurance. The remaining health care and life insurance plans are noncontributory.
The Company recognizes the overfunded status or underfunded status (i.e., the difference between the Company’s fair value of plan assets and the projected benefit obligations) as either an asset or a liability for its defined benefit pension and postretirement benefit plans on the Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income represents the current year net unrecognized actuarial gains and losses and unrecognized prior service costs. These amounts will be recognized in future periods as net periodic benefit cost.
The following tables summarize the net periodic benefit cost information and the related assumptions used to measure the net period benefit cost for the years ended December 31:

	Defined Benefit Pension Plans			Postretirement Benefit Plans
	2009	2008	2007	2009	2008	2007

Components of net periodic benefit cost
Service cost	$39,690	$36,705	$41,642	$2,630	$3,138	$4,874
Interest cost	158,860	161,413	155,076	39,474	41,252	41,927
Expected return on plan assets	(192,915)	(200,922)	(189,500)	—	—	—
Amortization of prior service cost (credit)	11,333	12,563	11,340	(2,182)	(2,114)	(1,814)
Amortization of net actuarial loss	35,789	29,634	47,338	3,641	5,630	11,008
Pension curtailments and settlements	3,038	266	227	—	—	—
Amortization of transition asset	(87)	(92)	(178)	—	—	—

Net periodic benefit cost	$55,708	$39,567	$65,945	$43,563	$47,906	$55,995

Assumptions
U.S. Plans:
Discount rate	6.3%	6.3%	5.875%	6.3%	6.3%	5.875%
Future compensation assumption	1.5% to 3%	3% to 4%	3% to 4%
Expected long-term return on plan assets	8.75%	8.75%	8.75%
International Plans:
Discount rate	5.75% to 9%	5.25% to 8.49%	4.5% to 9%
Future compensation assumption	2.75% to 6.31%	2.75% to 5.19%	2.75% to 5.75%
Expected long-term return on plan assets	4.5% to 9.2%	4.5% to 8.68%	4% to 9.2%

Note 12 – Retirement and Postretirement Benefit Plans (continued)
The discount rate assumption is based on current rates of high-quality long-term corporate bonds over the same period that benefit payments will be required to be made. The expected rate of return on plan assets assumption is based on the weighted-average expected return on the various asset classes in the plans’ portfolio. The asset class return is developed using historical asset return performance as well as current market conditions such as inflation, interest rates and equity market performance.
Effective December 31, 2009, the Company sold its NRB operations. As part of the sale, JTEKT assumed responsibility for the pension obligations with respect to current employees, as well as certain retired employees. The net periodic benefit cost related to these obligations included $2,572, $2,751 and $2,596 in 2009, 2008 and 2007, respectively, related to the NRB operations and has been classified as discontinued operations. In addition, the Company recognized a total settlement of $17,572 as a result of JTEKT assuming responsibility for certain pension obligations.
In 2009, the Company applied a discount rate of 6.30% to its U.S. plans. For expense purposes, in 2010 the Company will apply a discount rate of 6.00%. A 0.25 percentage point reduction in the discount rate would increase pension expense by approximately $4,500 for 2010.
For expense purposes in 2009, the Company applied an expected rate of return of 8.75% for the Company’s U.S. pension plan assets. For expense purposes in 2010, the Company will continue to use the same expected return on plan assets. A 0.25 percentage point reduction in the expected rate of return would increase pension expense by approximately $4,900 for 2010.
The following tables set forth the change in benefit obligation, change in plan assets, funded status and amounts recognized on the Consolidated Balance Sheet of the defined benefit pension and postretirement benefits as of December 31, 2009 and 2008:

	Defined Benefit		Postretirement
	Pension Plans		Benefit Plans
	2009	2008	2009	2008

Change in benefit obligation
Benefit obligation at beginning of year	$2,600,932	$2,686,001	$671,122	$720,359
Service cost	39,690	36,705	2,630	3,138
Interest cost	158,860	161,413	39,474	41,252
Amendments	5,427	(142)	(429)	(2,520)
Actuarial losses (gains)	120,764	(19,624)	8,498	(39,956)
Associate contributions	274	407	—	—
International plan exchange rate change	32,981	(94,079)	592	(1,082)
Divestitures	(17,572)	—	—
Curtailment gain	—	—	(6,708)	—
Benefits paid	(170,975)	(169,677)	(52,452)	(50,069)
Settlements	(2,813)	(72)	—	—

Benefit obligation at end of year	$2,767,568	$2,600,932	$662,727	$671,122

Note 12 – Retirement and Postretirement Benefit Plans (continued)

	Defined Benefit		Postretirement
	Pension Plans		Benefit Plans
	2009	2008	2009	2008

Change in plan assets
Fair value of plan assets at beginning of year	$1,757,836	$2,546,846	$—	$—
Actual return on plan assets	402,860	(564,186)	—	—
Associate contributions	274	407	—	—
Company contributions / payments	62,614	22,149	52,452	50,069
International plan exchange rate change	27,174	(77,699)	—	—
Benefits paid	(170,975)	(169,677)	(52,452)	(50,069)
Settlements	—	(4)	—	—

Fair value of plan assets at end of year	$2,079,783	$1,757,836	$—	$—

Funded status at end of year	$(687,785)	$(843,096)	$(662,727)	$(671,122)

Amounts recognized in the Consolidated Balance Sheet
Non-current assets	$8,744	$6,451	$—	$—
Current liabilities	(5,640)	(5,502)	(58,477)	(58,077)
Non-current liabilities	(690,889)	(844,045)	(604,250)	(613,045)

	$(687,785)	$(843,096)	$(662,727)	$(671,122)

Amounts recognized in accumulated other comprehensive income
Net actuarial loss	$1,072,324	$1,188,922	$113,463	$115,314
Net prior service cost	41,371	51,364	3,103	1,350
Net transition asset	(20)	(107)	—	—

Accumulated other comprehensive income	$1,113,675	$1,240,179	$116,566	$116,664

Changes in plan assets and benefit obligations recognized in accumulated other comprehensive income (AOCI)
AOCI at beginning of year	$1,240,179	$563,954	$116,664	$162,656
Net actuarial (gain) loss	(90,689)	743,471	1,790	(39,956)
Prior service cost (credit)	1,340	(142)	(429)	(2,520)
Recognized transition asset	87	92	—	—
Recognized net actuarial loss	(35,789)	(29,634)	(3,641)	(5,630)
Recognized prior service (cost) credit	(11,333)	(12,563)	2,182	2,114
Foreign currency impact	9,880	(24,999)	—	—

Total recognized in accumulated other comprehensive income at December 31	$1,113,675	$1,240,179	$116,566	$116,664

Note 12 – Retirement and Postretirement Benefit Plans (continued)
The presentation in the above tables for amounts recognized in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheet is before the effect of income taxes.
Amounts in 2008 for defined benefit pension plans include $1,605 of current liabilities and $14,026 of non-current liabilities related to the NRB operations, which are included in discontinued operations on their respective line of the Consolidated Balance Sheet.
The following table summarizes assumptions used to measure the benefit obligation for the defined benefit pension and postretirement benefit plans at December 31:

	Defined Benefit Pension Plans		Postretirement Benefit Plans
	2009	2008	2009	2008

Assumptions
U.S. Plans:
Discount rate	6%	6.3%	5.75%	6.3%
Future compensation assumption	1.5% to 3%	3% to 4%
International Plans:
Discount rate	5.25% to 8.5%	5.75% to 9%
Future compensation assumption	2.66% to 6.12%	2.75% to 6.31%

Defined benefit pension plans in the United States represent 85% of the benefit obligation and 86% of the fair value of plan assets as of December 31, 2009.
Certain of the Company’s defined benefit pension plans are overfunded as of December 31, 2009. As a result, $8,744 and $6,451 at December 31, 2009 and 2008, respectively, are included in Other non-current assets on the Consolidated Balance Sheet. The current portion of accrued pension cost, which is included in Salaries, wages and benefits on the Consolidated Balance Sheet, was $5,640 and $5,502 at December 31, 2009 and 2008, respectively. The current portion of accrued postretirement benefit cost, which is included in Salaries, wages and benefits on the Consolidated Balance Sheet, was $58,477 and $58,077 at December 31, 2009 and 2008, respectively. In 2009, the current portion of accrued pension cost and accrued postretirement benefit cost relates to unfunded plans and represents the actuarial present value of expected payments related to the plans to be made over the next 12 months.
The accumulated benefit obligations at December 31, 2009 exceeded the market value of plan assets for the majority of the Company’s pension plans. For these plans, the projected benefit obligation was $2,718,000, the accumulated benefit obligation was $2,647,000 and the fair value of plan assets was $2,022,000 at December 31, 2009.
Due to significant increases in the global equity markets in 2009, investment performance increased the value of the Company’s pension assets by 23%.
As of December 31, 2009 and 2008, the Company’s defined benefit pension plans did not hold a material amount of shares of the Company’s common stock.
The estimated net loss, prior service cost and net transition (asset) obligation for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $47,081, $9,403 and $(6), respectively.
The estimated net loss and prior service credit for the postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $5,151 and $(1,477), respectively.
For measurement purposes, the Company assumed a weighted average annual rate of increase in the per capita cost (health care cost trend rate) for medical benefits of 9.4% for 2010, declining gradually to 5.0% in 2078 and thereafter; and 10.8% for 2010, declining gradually to 5.0% in 2078 and thereafter for prescription drug benefits and HMO benefits.
The assumed health care cost trend rate may have a significant effect on the amounts reported. A one percentage point increase in the assumed health care cost trend rate would increase the 2009 total service and interest cost components by $1,072 and would increase the postretirement benefit obligation by $18,411. A one percentage point decrease would provide corresponding reductions of $968 and $16,601, respectively.

Note 12 – Retirement and Postretirement Benefit Plans (continued)
The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) was signed into law on December 8, 2003. The Medicare Act provides for prescription drug benefits under Medicare Part D and contains a subsidy to plan sponsors who provide “actuarially equivalent” prescription plans. The Company’s actuary determined that the prescription drug benefit provided by the Company’s postretirement plan is considered to be actuarially equivalent to the benefit provided under the Medicare Act. In accordance with ASC 715, “Compensation – Retirement Benefits,” all measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes reflect the effects of the Medicare Act on the plan for the entire fiscal year.
The effect on the accumulated postretirement benefit obligation attributed to past service as of January 1, 2009 is a reduction of $71,200 and the effect on the amortization of actuarial losses, service cost and interest cost components of net periodic benefit cost is a reduction of $7,880. The 2009 expected subsidy was $3,259, of which $2,338 was received prior to December 31, 2009.
Plan Assets:
The Company’s target allocation for U.S. pension plan assets, as well as the actual pension plan asset allocations as of December 31, 2009 and 2008 were as follows:

		Percentage of Pension Plan Assets at
	Current Target	December 31,
Asset Category	Allocation	2009	2008

Equity securities	55% to 65%	61%	55%
Debt securities	35% to 45%	39%	45%

Total	100%	100%	100%

The Company recognizes its overall responsibility to ensure that the assets of its various defined benefit pension plans are managed effectively and prudently and in compliance with its policy guidelines and all applicable laws. Preservation of capital is important; however, the Company also recognizes that appropriate levels of risk are necessary to allow its investment managers to achieve satisfactory long-term results consistent with the objectives and the fiduciary character of the pension funds. Asset allocations are established in a manner consistent with projected plan liabilities, benefit payments and expected rates of return for various asset classes. The expected rate of return for the investment portfolio is based on expected rates of return for various asset classes, as well as historical asset class and fund performance. At the end of 2007, the Company approved a revision to the target allocation for its defined benefit pension plans together with other investment strategy changes. Historically, the target allocations were 60% to 70% for equity securities and 30% to 40% for debt securities. The transition to the new target allocation was accomplished during 2008, and the Company does not expect the new allocation or other investment strategy changes to significantly impact asset returns or plan expense going forward.

Note 12 – Retirement and Postretirement Benefit Plans (continued)
The following table presents the fair value hierarchy for those investments of the Company’s pension assets measured at fair value on a recurring basis as of December 31, 2009:
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The FASB provides accounting rules that classify the inputs used to measure fair value into the following hierarchy:

Level 1	—	Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2	—	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.
Level 3	—	Unobservable inputs for the asset or liability.

	Total	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$72,273	$72,273	$—	$—
Government and agency securities	109,491	80,289	29,202	—
Corporate bonds	399,546	—	399,546	—
Equity securities	777,571	777,571	—	—
Asset backed securities	22,468	—	22,468	—
Common collective funds — equities	311,217	—	291,967	19,250
Common collective funds — fixed income	276,328	—	276,328	—
Common collective funds — other	22,577	—	22,577	—
Limited partnerships	87,576	—	—	87,576
Other assets	736	—	736	—

Total Assets	$2,079,783	$930,133	$1,042,824	$106,826

The table below sets forth a summary of changes in the fair value of the Plan’s level 3 assets for the year ended December 31, 2009:

Limited Partnerships and Equities:
Balance, beginning of year	$73,742
Transfers in	34,621
Purchases and sales, net	5,626
Realized/unrealized loss, net	(7,163)

$106,826

Cash and cash equivalents are valued at redemption value. Government and agency securities are valued at the closing price reported in the active market on which the individual securities are traded. Certain corporate bonds are valued at the closing price reported in the active market in which the bond is traded. Equity securities (both common and preferred stock) are valued at the closing price reported in the active market in which the individual security is traded. Common collective funds and asset-backed securities are valued based on quoted prices for similar assets in active markets. When such prices are unavailable, the Trustee determines a valuation from the market maker dealing in the particular security. The value of limited partnerships is based upon the general partner’s own assumptions about the assumptions a market participant would use in pricing the assets and liabilities of the partnership.

Note 12 – Retirement and Postretirement Benefit Plans (continued)
On February 12, 2009, the Company was informed of alleged irregularities in the operation of an equity-related investment in its defined benefit pension plans. A court-appointed receiver is now in control of the investment firm and is conducting an ongoing investigation into the matter. In the fourth quarter of 2009, the Company recorded a provision for the estimated loss of approximately $13,000 against this investment, reflecting the receiver’s preliminary findings. The Company has crime insurance coverage up to $25,000 and has notified its insurance carriers about this matter.
Cash Flows:

Employer Contributions to Defined Benefit Plans

2008	$22,149
2009	$62,614
2010 (planned)	$135,000

Future benefit payments are expected to be as follows:

		Postretirement Benefits
			Expected	Net Including
			Medicare	Medicare
Benefit Payments	Pension Benefits	Gross	Subsidies	Subsidies

2010	$171,410	$62,856	$2,698	$60,158
2011	$174,215	$64,352	$2,985	$61,367
2012	$178,069	$63,985	$3,324	$60,661
2013	$182,021	$63,056	$3,657	$59,399
2014	$185,245	$62,128	$3,197	$58,931
2015-2019	$993,340	$284,686	$13,675	$271,011

The pension accumulated benefit obligation was $2,692,702 and $2,496,561 at December 31, 2009 and 2008, respectively.
Note 13 – Segment Information
Description of types of products and services from which each reportable segment derives its revenues
The Company’s reportable segments are business units that target different industry segments. Each reportable segment is managed separately because of the need to specifically address customer needs in these different industries
The Mobile Industries segment includes global sales of bearings, power transmission components and other products and services (other than steel) to a diverse customer base, including original equipment manufacturers and suppliers of passenger cars, light trucks, medium to heavy-duty trucks, rail cars, locomotives, agricultural, construction and mining equipment. The Mobile Industries segment also includes aftermarket distribution operations for automotive applications.
The Process Industries segment includes global sales of bearings, power transmission components and other products and services (other than steel) to a diverse customer base including those in the power transmission, energy and heavy industry market sectors. The Process Industries segment also includes aftermarket distribution operations for products other than steel and automotive applications.
The Aerospace and Defense segment includes sales of bearings, helicopter transmission systems, rotor head assemblies, turbine engine components, gears and other precision flight-critical components for commercial and military aviation applications. The Aerospace and Defense segment also provides aftermarket services, including repair and overhaul of engines, transmissions and fuel controls as well as aerospace bearing repair and component reconditioning. The Aerospace and Defense segment also includes sales of bearings and related products for health and positioning control applications.
The Steel segment includes sales of low and intermediate alloy and carbon grade steel in a wide range of solid and tubular sections with a variety of finishes. The Company also manufactures custom-made steel products including precision steel components. Approximately less than 10% of the Company’s steel is consumed in its bearing operations. In addition, sales are made to other anti-friction bearing companies and to aircraft, automotive, forging, tooling, oil and gas drilling industries and steel service centers.

Note 13 – Segment Information (continued)
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

			Other
Geographic Financial Information	United States	Europe	Countries	Consolidated

2009
Net sales	$1,943,229	$536,182	$662,216	$3,141,627
Long-lived assets	976,427	117,230	241,571	1,335,228

2008
Net sales	$3,339,381	$852,319	$849,100	$5,040,800
Long-lived assets	1,140,289	149,481	227,202	1,516,972

2007
Net sales	$3,174,035	$736,424	$621,607	$4,532,066
Long-lived assets	1,095,622	166,452	190,767	1,452,841

Segment Financial Information

	2009	2008	2007

Net sales to external customers:
Mobile Industries	$1,245,012	$1,771,863	1,838,427
Process Industries	806,000	1,163,012	980,899
Aerospace and Defense	417,696	411,954	297,649
Steel	672,919	1,693,971	1,415,091

	$3,141,627	$5,040,800	4,532,066

Intersegment sales:
Mobile Industries	$—	$—	$—
Process Industries	2,719	3,154	1,809
Aerospace and Defense	—	—	—
Steel	41,993	157,982	146,515

	$44,712	$161,136	$148,324

Note 13 – Segment Information (continued)

	2009	2008	2007

Segment EBIT, as adjusted:
Mobile Industries	$30,496	$35,764	$28,030
Process Industries	118,504	218,667	125,779
Aerospace and Defense	72,444	41,459	18,003
Steel	(57,880)	264,006	231,167

Total EBIT, as adjusted, for reportable segments	$163,564	$559,896	$402,979

Unallocated corporate expenses	(48,715)	(68,357)	(65,849)
Impairment and restructuring	(164,126)	(32,783)	(28,404)
Loss on divestitures	—	—	(528)
Rationalization and integration charges	(11,097)	(4,928)	(21,053)
Gain on sale of non-strategic assets, net of dissolution of subsidiary	536	19,109	6,634
CDSOA receipts, net of expenses	3,602	9,136	6,449
Impairment of equity investments	(6,085)	—	—
Other	(62)	2	279
Interest expense	(40,802)	(44,401)	(42,314)
Interest income	823	5,792	6,936
Intersegment adjustments	8,132	(3,879)	(473)

(Loss) income from continuing operations before income taxes	$(94,230)	$439,587	$264,656

Assets employed at year-end:
Mobile Industries	$1,226,627	$1,325,365	$1,446,057
Process Industries	682,904	910,542	836,641
Aerospace and Defense	531,531	603,899	560,742
Steel	633,649	901,015	756,205
Corporate	932,182	342,743	208,607
Discontinued Operations	—	452,486	570,985

	$4,006,893	$4,536,050	$4,379,237

Capital expenditures:
Mobile Industries	$23,781	$55,901	$78,796
Process Industries	51,161	82,595	100,675
Aerospace and Defense	8,523	19,155	23,075
Steel	29,889	98,459	83,534
Corporate	796	2,037	3,704

	$114,150	$258,147	$289,784

Depreciation and amortization:
Mobile Industries	$86,367	$88,246	$88,770
Process Industries	41,636	40,486	37,007
Aerospace and Defense	25,234	22,677	15,987
Steel	45,867	48,471	45,419
Corporate	2,382	919	735

	$201,486	$200,799	$187,918

Note 14 – Income Taxes
Income or loss from continuing operations before income taxes, based on geographic location of the operation to which such earnings are attributable, is provided below. As the Company has elected to treat certain foreign subsidiaries as branches for U.S. income tax purposes, pretax income attributable to the United States shown below may differ from the pretax income reported on the Company’s annual U.S. Federal income tax return.

	(Loss) income from continuing
	operations before income taxes
	2009	2008	2007

United States	$(51,443)	$279,578	$215,681
Non-United States	(42,787)	160,009	48,975

(Loss) income from continuing operations before income taxes	$(94,230)	$439,587	$264,656

The (benefit) provision for income taxes consisted of the following:

	2009	2008	2007

Current:
Federal	$(51,780)	$93,268	$20,304
State and local	2,431	14,166	1,924
Foreign	(1,605)	47,751	20,658

	(50,954)	155,185	42,886
Deferred:
Federal	33,170	(169)	19,206
State and local	(6,402)	957	(5,888)
Foreign	(4,007)	1,089	(2,262)

	22,761	1,877	11,056

United States and foreign tax (benefit) expense on (loss) income	$(28,193)	$157,062	$53,942

The Company received net income tax refunds of approximately $3,300 in 2009 and made net income tax payments of approximately $118,900 and $57,100 in 2008 and 2007, respectively.

Note 14 – Income Taxes (continued)
The following is the reconciliation between the (benefit) provision for income taxes and the amount computed by applying the U.S. Federal income tax rate of 35% to income before taxes:

	2009	2008	2007

Income tax at the U.S. federal statutory rate	$(32,980)	$153,855	$92,630
Adjustments:
State and local income taxes, net of federal tax benefit	(2,581)	9,830	(2,577)
Tax on foreign remittances and U.S. tax on foreign income	4,351	5,368	6,613
Foreign losses without current tax benefits	13,254	7,705	14,681
Foreign earnings taxed at different rates including tax holidays	(3,712)	(21,140)	(16,354)
U.S. domestic manufacturing deduction	1,275	(2,531)	(4,576)
U.S. research tax credit	(3,004)	(1,937)	(2,689)
Accruals and settlements related to tax audits	(1,654)	4,393	(27,827)
Other items, net	(3,142)	1,519	(5,959)

(Benefit) provision for income taxes	$(28,193)	$157,062	$53,942

Effective income tax rate	29.9%	35.7%	20.4%

In connection with various investment arrangements, the Company has been granted “holidays” from income taxes at two affiliates in Asia. These agreements will begin to expire at the end of 2010, with full expiration in 2018. In total, the agreements had no effect on the 2009 tax benefit but reduced income tax expense by $3,200 in 2008 and $4,800 in 2007. These savings resulted in an increase to earnings per diluted share of $0.03 in 2008 and $0.05 in 2007.
The Company plans to reinvest undistributed earnings of non-U.S. subsidiaries, which amounted to approximately $456,000 and $386,000 at December 31, 2009 and December 31, 2008, respectively. Accordingly, a deferred income tax liability and taxes on the repatriation of such earnings have not been provided. If these earnings were repatriated to the United Sates, additional tax expense of approximately $162,000 as of December 31, 2009 and $136,000 as of December 31, 2008 would have been incurred.
The effect of temporary differences giving rise to deferred tax assets and liabilities at December 31, 2009 and 2008 was as follows:

	2009	2008

Deferred tax assets:
Accrued postretirement benefits cost	$213,810	$212,658
Accrued pension cost	278,464	379,611
Inventory	30,069	34,780
Other employee benefit accruals	4,590	7,366
Tax loss and credit carryforwards	194,399	130,144
Other, net	28,976	57,378
Valuation allowance	(222,457)	(159,576)

	527,851	662,361
Deferred tax liability — principally depreciation and amortization	(233,116)	(277,634)

Net deferred tax asset	$294,735	$384,727

Note 14 – Income Taxes (continued)
The Company has U.S. loss carryforwards with tax benefits totaling $600, which will expire at the end of 2010, and U.S. tax credit carryforwards of $13,700, which are not subject to expiration. The Company also has U.S. state and local loss and credit carryforwards with tax benefits of $7,900 and $3,100, respectively, portions of which will expire at the end of 2010. In addition, the Company has loss carryforwards in various non-U.S. jurisdictions with tax benefits totaling $169,100 having various expiration dates. The Company has provided valuation allowances of $173,500 against certain of these carryforwards. The majority of the non-U.S. loss carryforwards represent local country net operating losses for branches of the Company or entities treated as branches of the Company under U.S. tax law. Tax benefits have been recorded for these losses in the United States. The related local country net operating loss carryforwards are offset fully by valuation allowances. In addition to loss and credit carryforwards, the Company has provided valuation allowances of $48,900 against other deferred tax assets.
As of December 31, 2009, the Company had approximately $77,800 of total gross unrecognized tax benefits. Included in this amount was approximately $44,800, which represented the amount of unrecognized tax benefits that would favorably impact the Company’s effective income tax rate in any future periods if such benefits were recognized. As of December 31, 2009, the Company anticipates a decrease in its unrecognized tax positions of approximately $3,000 to $5,000 during the next 12 months. The anticipated decrease is primarily due to the expiration of various statutes of limitations. As of December 31, 2009, the Company has accrued approximately $6,000 of interest and penalties related to uncertain tax positions. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense.
As of December 31, 2008, the Company had approximately $71,800 of total gross unrecognized tax benefits. Included in this amount was approximately $29,000, which represented the amount of unrecognized tax benefits that would favorably impact the Company’s effective income tax rate in any future periods if such benefits were recognized. As of December 31, 2008, the Company had accrued approximately $6,000 of interest and penalties related to uncertain tax positions. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense.
The following chart reconciles the Company’s total gross unrecognized tax benefits for the years ended December 31, 2009 and 2008:

	2009	2008

Beginning balance, January 1	$71,800	$113,100
Tax positions related to the current year:
Additions	5,500	8,400
Tax positions related to prior years:
Additions	27,400	9,100
Reductions	(17,100)	(4,800)
Settlements with tax authorities	—	(53,300)
Lapses in statutes of limitation	(9,800)	(700)

Ending balance, December 31	$77,800	$71,800

The increase in gross unrecognized tax benefits of $6,000 during 2009 was primarily due to net additions related to various prior year and current year tax matters, including U.S. state and local taxes, tax credits and taxes related to the Company’s international operations.
The decrease in gross unrecognized tax benefits of $41,300 during 2008 was primarily due to an Internal Revenue Service (IRS) audit settlement totaling $53,300. The tax positions settled under examination included the timing of income recognition for certain amounts received by the Company and treated as capital contributions pursuant to Internal Revenue Code Section 118 and other miscellaneous items.
As of December 31, 2009, the Company is subject to examination by the IRS for tax years 2004 to the present. The Company is also subject to tax examination in various U.S. state and local tax jurisdictions for tax years 2006 to the present as well as various foreign tax jurisdictions, including France, Germany, Czech Republic, India and Canada for tax years 2003 to the present.
The current portion of the Company’s unrecognized tax benefits is presented on the Consolidated Balance Sheet within income taxes payable (reclassified to other current assets at December 31, 2009 due to the overall net receivable balance within income taxes payable), and the non-current portion is presented as a component of other non-current liabilities.

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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

	Fair Value at December 31, 2009
	Total	Level 1	Level 2	Level 3

Assets:
Available-for-sale securities	$6,948	$6,948	$—	$—
Foreign currency hedges	2,651	—	2,651	—

Total Assets	$9,599	$6,948	$2,651	$—

Liabilities:
Foreign currency hedges	$5,853	$—	$5,853	$—

Total Liabilities	$5,853	$—	$5,853	$—

The Company uses publicly available foreign currency forward and spot rates to measure the fair value of its foreign currency forward contracts.
The Company does not believe it has significant concentrations of risk associated with the counterparts to its financial instruments.
The following table presents the fair value hierarchy for those assets measure at fair value on a nonrecurring basis for the year ended December 31, 2009:

	Fair Value for the year ended December 31, 2009
					Total
	Total	Level 1	Level 2	Level 3	Losses

Assets:
Long-lived assets held for sale	$—	$—	$—	$—	$(4,392)
Long-lived assets held and used	71,546	—	—	71,546	(110,043)

Total Assets	$71,546	$—	$—	$71,546	$(114,435)

Note 15 — Fair Value (continued)
The following table presents the long-lived assets that have been adjusted to their fair value for the year ended December 31, 2009:

	Carrying	Fair Value
	Value	Adjustment	Fair Value

Long-lived assets held for sale:
Torrington campus office complex	$4,392	$(4,392)	$—

Total long-lived assets held for sale	$4,392	$(4,392)	$—

Long-lived assets held and used:
Process Industries’ facilities	$29,757	$(27,713)	$2,044
Torrington campus office complex	1,984	(1,984)	—
US packaged bearing product lines	86,717	(43,453)	43,264
Canadian subsidiary product lines	9,572	(7,869)	1,703
French subsidiary product lines	13,334	(11,001)	2,333
Chinese subsidiary product lines	3,289	(2,320)	969
Other U.S. product lines	20,155	(5,944)	14,211
Equity investments	12,633	(6,085)	6,548
Other fixed assets	4,148	(3,674)	474

Total long-lived assets held and used	$181,589	$(110,043)	$71,546

In 2009, assets held for sale of $4,392 and assets held and used of $181,589 were written down to their fair value of $71,546 and impairment charges of $148,125 were included in earnings. About $34,454 of the $148,125 impairment charge was classified as discontinued operations.
Assets held for sale of $4,392 and assets held and used of $1,984 associated with the Company’s former Torrington campus office complex were written down to zero and an impairment charge was recognized for the full amount. The Company recognized an impairment charge during the second quarter in anticipation of recognizing a loss on the sale of these assets sold on July 20, 2009. The Company subsequently sold these assets for a pretax loss of $689.
Assets held and used associated with the rationalization of the Process Industries’ three Canton, Ohio bearing manufacturing facilities with a carrying value of $29,757 were written down to their fair value of $2,044, resulting in an impairment charge of $27,713, which was included in earnings for 2009. The fair value for these assets was based on the price that would be received in a current transaction to sell the assets on a standalone basis considering the age and physical attributes of the equipment compared to the cost of similar used machinery and equipment.
Assets held and used associated with the Company’s packaged bearing product lines, with a carrying value of $86,717, were written down to their fair value of $43,264, resulting in an impairment charge of $43,453, which was included in earnings in the fourth quarter of 2009. Approximately $42,300 of the total fair value of $43,264 for these product lines was based on an “in-use” premise in which these assets would continue to be in service. The fair value for these assets was determined based on the price that would be received in a current transaction to sell the assets assuming the assets would be used with other assets as a group and that those assets would be available to market participants. The remaining fair value of these product lines was based on the price that would be received in a current transaction to sell the assets on a standalone basis, considering the age and physical attributes of the equipment compared to the cost of similar used machinery and equipment, as these assets are expected to be idled in the near future.
Assets held and used associated with product lines at the Company’s subsidiaries in Canada, France and China with a carrying value of $26,195 were written down to their fair value of $5,005, resulting in an impairment charge of $21,190, which was included in earnings in the fourth quarter of 2009. The fair value for these assets was based on the price that would be received in a current transaction to sell the assets on a standalone basis, considering the age and physical attributes of the equipment compared to the cost of similar used machinery and equipment, as these assets have either been idled or will soon be idled.

Note 15 — Fair Value (continued)
Assets held and used associated with the Company’s other U.S. product lines, with a carrying value of $20,155, were written down to their fair value of $14,211, resulting in an impairment charge of $5,944, which was included in earnings in the fourth quarter of 2009. The fair value for these product lines was based on an “in-use” premise in which these assets would continue to be in service. The fair value for these assets was determined based on the price that would be received in a current transaction to sell the assets assuming the assets would be used with other assets as a group and that those assets would be available to market participants.
Two of the Company’s equity investments, Internacional Component Supply LTDA and Endorsia.com International AB, were reviewed for impairment during the last half of 2009. With a combined carrying value of $12,633, these equity investments were written down to their collective fair value of $6,548, resulting in an impairment charge of $6,085 recognized in Other (expense) income, net during the last half of 2009. The fair value for these investments was based on the estimated sales proceeds to a third party if the Company were to sell its interest in either joint venture. Neither joint venture met the criteria to be classified as assets held for sale as of December 31, 2009.
During 2009, other fixed assets at various locations with a total carrying value of $4,148 were written down to their fair value of $474, resulting in the recognition of impairment charges of $3,674. Of the total impairment charge of $3,674, $897 was recognized in the first quarter, $637 was recognized in the second quarter and $2,140 was recognized in the fourth quarter. The estimated fair value of these assets was based on the value the Company would receive for used machinery and equipment, if sold.
Of the total impairment charges of $148,125 recognized in 2009, $3,923 was recognized in the first quarter, $31,707 was recognized in the second quarter, $34,971 was recognized in the third quarter and the remainder of $77,524 was recognized in the fourth quarter.
Financial Instruments
The Company has adopted the revisions to the FASB’s accounting rules regarding financial instruments. The carrying value of cash and cash equivalents, accounts receivable, commercial paper, short-term borrowings and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $440,090 and $339,640 at December 31, 2009 and 2008, respectively. The carrying value of this debt was $430,610 and $429,000 at December 31, 2009 and 2008, respectively.
Note 16 — Derivative Instruments and Hedging Activities
The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are commodity price risk, foreign currency exchange rate risk and interest rate risk. Forward contracts on various commodities are entered into to manage the price risk associated with forecasted purchases of natural gas used in the Company’s manufacturing process. Forward contracts on various foreign currencies are entered into to manage the foreign currency exchange rate risk on forecasted revenue denominated in foreign currencies. Other forward exchange contracts on various foreign currencies are entered into to manage the foreign currency exchange rate risk associated with certain of the Company’s commitments denominated in foreign currencies. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s fixed and floating-rate borrowings.
The Company designates certain foreign currency forward contracts as cash flow hedges of forecasted revenues and certain interest rate hedges as fair value hedges of fixed-rate borrowings. The majority of the Company’s natural gas forward contracts are not subject to any hedge designation as they are considered within the normal purchases exemption.
The Company does not purchase or hold any derivative financial instruments for trading purposes. As of December 31, 2009, the Company had $248,035 of outstanding foreign currency forward contracts at notional value. The total notional value of foreign currency hedges as of December 31, 2008 was $239,415.

Note 16 — Derivative Instruments and Hedging Activities (continued)
Cash Flow Hedging Strategy
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
To protect against a reduction in the value of forecasted foreign currency cash flows resulting from export sales over the next year, the Company has instituted a foreign currency cash flow hedging program. The Company hedges portions of its forecasted intra-group revenue or expense denominated in foreign currencies with forward contracts. When the dollar strengthens significantly against foreign currencies, the decline in the present value of future foreign currency revenue is offset by gains in the fair value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is offset by losses in the fair value of the forward contracts.
Fair Value Hedging Strategy
For derivative instruments that are designated and qualify as fair value hedges (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in the same line item associated with the hedged item (i.e., in “interest expense” when the hedged item is fixed-rate debt).
The following table presents the fair value and location of all assets and liabilities associated with the Company’s hedging instruments within the Consolidated Balance Sheet:

		Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair Value	Fair Value	Fair Value	Fair Value
	Location	at 12/31/09	at 12/31/08	at 12/31/09	at 12/31/08
Derivatives designated as hedging instruments
Foreign currency forward contracts	Other non-current liabilities	$675	$4,398	$1,849	$7,635
Interest rate swaps	Other non-current assets	—	2,357	—	—
Natural gas forward contracts	Other current assets	—	1,559	—	—

Total derivatives designated as hedging instruments		$675	$8,314	$1,849	$7,635

Derivatives not designated as hedging instruments
Foreign currency forward contracts	Other non-current assets/liabilities	$1,976	$1,786	$4,004	$3,218

Total derivatives		$2,651	$10,100	$5,853	$10,853

Note 16 — Derivative Instruments and Hedging Activities (continued)
The following tables present the impact of derivative instruments and their location within the unaudited Consolidated Statement of Income:

		Amount of gain or (loss) recognized
		in income on derivative
Derivatives in fair value hedging	Location of gain or (loss)	December 31,	December 31,
relationships	recognized in income on derivative	2009	2008

Interest rate swaps	Interest expense	$(1,300)	$2,050
Natural gas forward contracts	Other (expense) income, net	(1,559)	(1,559)

Total		$(2,859)	$491

		Amount of gain or (loss) recognized
		in income on derivative
Hedged items in fair value hedge	Location of gain or (loss)	December 31,	December 31,
relationships	recognized in income on derivative	2009	2008

Fixed-rate debt	Interest expense	$1,300	$(2,050)
Natural gas	Other (expense) income, net	1,185	1,559

Total		$2,485	$(491)

The following tables present the impact of derivative instruments and their location within the unaudited Consolidated Statement of Income:

			Amount of gain or
	Amount of gain or		(loss) reclassified from
	(loss) recognized in		AOCI into income
	OCI on derivative		(effective portion)
Derivatives in cash flow hedging	December 31,		December 31,
relationships	2009	2008	2009	2008

Foreign currency forward contracts	$(34)	$(62)	$(3,297)	$1,876

Total	$(34)	$(62)	$(3,297)	$1,876

		Amount of gain or (loss)
		recognized in income on
		derivative
Derivatives not designated as hedging	Location of gain or (loss) recognized in	December 31,
instruments	income on derivative	2009	2008

Foreign currency forward contracts	Cost of sales	$80	$(4)
Foreign currency forward contracts	Other (expense) income, net	(677)	(1,348)

Total		$(597)	$(1,352)

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
In addition, (Loss) income from continuing operations before income taxes decreased by $3,400, or $0.04 per share, ($2,044 after-tax or $0.02 per share) due to a correction of an error related to $3,400 of in-process research and development costs that were recorded in Other current assets with the anticipation of being paid for by a third-party. However, the Company subsequently realized that the balance could not be substantiated through a contract with a third-party.
As a result of these errors, the Company’s 2008 results were understated by $4,056 and the Company’s first quarter 2009 results were overstated by the same amount. Management of the Company concluded the effect of the first quarter adjustments was immaterial to the Company’s 2008 and first quarter 2009 financial statements as well as the full-year 2009 financial statements.

Quarterly Financial Data
(Unaudited)

2009	1st	2nd	3rd	4th	Total
(Dollars in thousands, except per share data)
Net sales	$866,616	$736,761	$763,644	$774,606	$3,141,627
Gross profit	154,614	125,372	129,562	173,199	582,747
Impairment and restructuring charges (1)	13,755	50,706	19,613	80,052	164,126
Loss from continuing operations	(1,435)	(38,404)	(18,901)	(7,297)	(66,037)
Loss from discontinued operations (2)	(3,643)	(25,466)	(30,803)	(12,677)	(72,589)
Net loss (3)	(5,078)	(63,870)	(49,704)	(19,974)	(138,626)
Net (loss) income attributable to noncontrolling interests	(5,948)	647	424	212	(4,665)
Net (loss) income attributable to The Timken Company	870	(64,517)	(50,128)	(20,186)	(133,961)
Net (loss) income per share — Basic:
(Loss) income from continuing operations	0.05	(0.41)	(0.20)	(0.08)	(0.64)
(Loss) from discontinued operations	(0.04)	(0.26)	(0.32)	(0.13)	(0.75)

Total net (loss) income per share	0.01	(0.67)	(0.52)	(0.21)	(1.39)

Net (loss) income per share — Diluted:
Income (loss) from continuing operations	0.05	(0.41)	(0.20)	(0.08)	(0.64)
Loss from discontinued operations	(0.04)	(0.26)	(0.32)	(0.13)	(0.75)

Total net (loss) income per share	0.01	(0.67)	(0.52)	(0.21)	(1.39)

Dividends per share	0.18	0.09	0.09	0.09	0.45

2008	1st	2nd	3rd	4th	Total

Net sales	$1,246,684	$1,359,812	$1,336,352	$1,097,952	$5,040,800
Gross profit	278,118	314,373	381,540	177,822	1,151,853
Impairment and restructuring charges (4)	2,558	2,505	2,379	25,341	32,783
Income from continuing operations (5)	76,088	79,623	124,971	1,843	282,525
Income (loss) from discontinued operations (2)	9,262	10,298	6,539	(37,372)	(11,273)
Net income (loss)	85,350	89,921	131,510	(35,529)	271,252
Net income attributable to noncontrolling interests	885	978	1,097	622	3,582
Net income (loss) attributable to The Timken Company	84,465	88,943	130,413	(36,151)	267,670
Net income (loss) per share — Basic:
Income from continuing operations	0.78	0.82	1.28	0.01	2.90
Income (loss) from discontinued operations	0.10	0.10	0.07	(0.38)	(0.12)

Total net income (loss) per share	0.88	0.92	1.35	(0.37)	2.78

Net income (loss) per share — Diluted:
Income from continuing operations	0.78	0.81	1.28	0.01	2.89
Income (loss) from discontinued operations	0.10	0.11	0.07	(0.38)	(0.12)

Total net income (loss) per share	0.88	0.92	1.35	(0.37)	2.77

Dividends per share	0.17	0.17	0.18	0.18	0.70
Earnings per share are computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

(1)	Impairment and restructuring charges for the second quarter of 2009 include fixed asset impairments of $31.1 million, severance and related benefit costs of $18.1 million and exit costs of $1.5 million. Impairment and restructuring charges for the fourth quarter of 2009 include fixed asset impairments of $72.8 million, severance and related benefit costs of $6.5 million and exit costs of $0.8 million.

(2)	Discontinued operations for 2009 reflects the operating results and loss on sale of NRB, net of tax. Discontinued operations for 2008 reflects the operating results of NRB, net of tax.

(3)	Net loss for the first quarter of 2009 includes two prior period adjustments totalling $4.1 million related to the fourth quarter of 2008.

(4)	Impairment and restructuring charges for the fourth quarter of 2008 include a goodwill impairment charge of $18.4 million, fixed asset impairments of $1.9 million, severance and related benefits of $4.2 million and exist costs of $0.4 million.

(5)	Income from continuing operations for the first quarter of 2008 includes a pretax gain of $20.4 million on the sale of the Company’s former seamless steel tube manufacturing facility located in Desford, England. Income from continuing operations for the fourth quarter includes $10.2 million, resulting from the CDSOA.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
     The Timken Company
We have audited the accompanying consolidated balance sheets of The Timken Company and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Timken Company and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, “Significant Accounting Policies,” in 2009, the Company adopted new accounting rules on non-controlling interests and on the two-class method of calculating earnings per share.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Timken Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Cleveland, Ohio
February 25, 2010

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
There have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the Company’s fourth quarter of 2009.
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
Timken management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment under COSO’s “Internal Control-Integrated Framework,” management believes that, as of December 31, 2009, Timken’s internal control over financial reporting is effective.
Ernst & Young LLP, independent registered public accounting firm, has issued an audit report on our assessment of Timken’s internal control over financial reporting as of December 31, 2009, which is presented below.
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of The Timken Company
We have audited The Timken Company and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Timken Company and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, The Timken Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Timken Company and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009, and our report dated February 25, 2010 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Cleveland, Ohio
February 25, 2010

Item 9B. Other Information
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Required information is set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Report Compliance” in the proxy statement filed in connection with the annual meeting of shareholders to be held May 11, 2010, and is incorporated herein by reference. Information regarding the executive officers of the registrant is included in Part I hereof. Information regarding the Company’s Audit Committee and its Audit Committee Financial Expert is set forth under the caption “Audit Committee” in the proxy statement filed in connection with the annual meeting of shareholders to be held May 11, 2010, and is incorporated herein by reference.
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
Item 11. Executive Compensation
Required information is set forth under the captions “ Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination of Employment or Change-in-Control,” “Director Compensation,” “Compensation Committee,” “Compensation Committee Report” in the proxy statement filed in connection with the annual meeting of shareholders to be held May 11, 2010, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Required information, including with respect to institutional investors owning more than 5% of the Company’s Common Stock, is set forth under the caption “Beneficial Ownership of Common Stock” in the proxy statement filed in connection with the annual meeting of shareholders to be held May 11, 2010, and is incorporated herein by reference.
Required information is set forth under the caption “Equity Compensation Plan Information” in the proxy statement filed in connection with the annual meeting of shareholders to be held May 11, 2010, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Required information is set forth under the caption “Election of Directors” in the proxy statement issued in connection with the annual meeting of shareholders to be held May 11, 2010, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Required information regarding fees paid to and services provided by the Company’s independent auditor during the years ended December 31, 2009 and 2008 and the pre-approval policies and procedures of the Audit Committee of the Company’s Board of Directors is set forth under the caption “Auditors” in the proxy statement issued in connection with the annual meeting of shareholders to be held May 11, 2010, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(2) – Schedule II – Valuation and Qualifying Accounts is submitted as a separate section of this report. Schedules I, III, IV and V are not applicable to the Company and, therefore, have been omitted.
(3) Listing of Exhibits

Exhibit

(2.1)	Sale and Purchase Agreement, dated as of July 29, 2009, by and between The Timken Company and JTEKT Corporation, was filed on July 29, 2009 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(3)(i)	Amended Articles of Incorporation of The Timken Company, (effective April 16, 1996) were filed with Form S-8 dated April 16, 1996 (Registration No. 333-02553) and are incorporated herein by reference.

(3)(ii)	Amended Regulations of The Timken Company effective April 21, 1987, were filed on March 29, 1993 with Form 10-K (Commission File No. 1-1169), and are incorporated herein by reference.

(4.1)	Amended and Restated Credit Agreement, dated as of July 10, 2009, by and among: The Timken Company; Bank of America, N.A. and KeyBank National Association as Co-Administrative Agents; Wells Fargo Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Suntrust Bank, as Co-Syndication Agents; JPMorgan Chase Bank, N.A., Deutsche Bank AG New York Branch and The Bank of New York Mellon, as Co-Documentation Agents; KeyBank National Association, as Paying Agent, L/C Issuer and Swing Line Lender; and the other Lenders party thereto, was filed July 15, 2009 with Form 8-K (Commission File No. 1-1169), and is incorporated herein by reference.

(4.2)	Indenture dated as of July 1, 1990, between Timken and Ameritrust Company of New York, which was filed with Timken’s Form S-3 registration statement dated July 12, 1990 (Registration No. 333-35773) and is incorporated herein by reference.

(4.3)	First Supplemental Indenture, dated as of July 24, 1996, by and between The Timken Company and Mellon Bank, N.A. was filed on November 13, 1996 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(4.4)	First Supplemental Indenture, dated as of September 14, 2009, by and between The Timken Company and The Bank of New York Mellon Trust Company, N.A. (successor to The Bank of New York Mellon (formerly known as The Bank of New York)), was filed on November 11, 2009 with Form 10-Q (Commission File No. 1-1169), and is incorporated herein by reference.

(4.5)	Indenture, dated as of February 18, 2003, between The Timken Company and The Bank of New York, as Trustee, providing for Issuance of Notes in Series was filed on March 27, 2003 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(4.6)	The Company is also a party to agreements with respect to other long-term debt in total amount less than 10% of the registrant’s consolidated total assets. The registrant agrees to furnish a copy of such agreements upon request.

(4.7)	Amended and Restated Receivables Purchase Agreement, dated as of December 30, 2005, by and among: Timken Receivables Corporation; The Timken Corporation; Jupiter Securitization Corporation; and JP Morgan Chase Bank, N.A. was filed on January 6, 2006 with Form 8-K (Commission File no. 1-1169) and is incorporated herein by reference;

(4.8)	The Amended and Restated Receivables Sales Agreement, dated as of December 30, 2005, by and between Timken Corporation and Timken Receivables Corporation was filed on January 6, 2006 with Form 8-K (Commission File no. 1-1169) and is incorporated herein by reference.

(4.9)	Amendments to the Amended and Restated Receivables Purchase Agreement and Amendments to the Amended and Restated Receivables Sales Agreement up through November 16, 2009.

Management Contracts and Compensation Plans

(10.1)	The Timken Company 1996 Deferred Compensation Plan for officers and other key employees, amended and restated effective December 31, 2008.

(10.2)	The Timken Company Director Deferred Compensation Plan, amended and restated effective December 31, 2008.

(10.3)	Form of The Timken Company 1996 Deferred Compensation Plan Election Agreement, amended and restated as of January 1, 2008.

(10.4)	Form of The Timken Company Director Deferred Compensation Plan Election Agreement, amended and restated as of January 1, 2008.

(10.5)	The Timken Company Long-Term Incentive Plan for directors, officers and other key employees as amended and restated as of February 5, 2008 and approved by shareholders on May 1, 2008 was filed as Appendix A to Proxy Statement filed on March 15, 2008 (Commission File No. 1-1169) and is incorporated herein by reference.

(10.6)	The Timken Company Supplemental Pension Plan, as amended and restated effective January 1, 2009.

(10.7)	The Timken Company Senior Executive Management Performance Plan, as amended and restated as of February 1, 2005 and approved by shareholders April 19, 2005, was filed as Appendix A to Proxy Statement filed on March 14, 2005 (Commission File No. 1-1169) and is incorporated herein by reference.

(10.8)	Form of Amended and Restated Severance Agreement for officers was filed on December 18, 2009 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.9)	Form of Indemnification Agreements entered into with all Directors who are not Executive Officers of the Company was filed on April 1, 1991 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.10)	Form of Indemnification Agreements entered into with all Executive Officers of the Company who are not Directors of the Company was filed on April 1, 1991 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.11)	Form of Indemnification Agreements entered into with all Executive Officers of the Company who are also Directors of the Company was filed on April 1, 1991 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.12)	Form of Amended and Restated Employee Excess Benefits Agreement, entered into with certain Executive Officers and certain key employees of the Company, was filed on February 26, 2009 with Form 10-K (Commission File No. 1-1169), and is incorporated herein by reference.

(10.13)	Form of Amended and Restated Employee Excess Benefits Agreement entered into with the Chief Executive Officer and the President of Steel, was filed on February 26, 2009 with Form 10-K (Commission File No. 1-1169), and is incorporated herein by reference.

(10.14)	Amendment No. 1 to The Amended and Restated Employee Excess Benefit Agreement, entered into with certain Executive Officers and certain key employees of the Company, was filed on September 2, 2009 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.15)	Form of Nonqualified Stock Option Agreement for special award options (performance vesting), as adopted on April 18, 2000, was filed on May 12, 2000 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.16)	Form of Nonqualified Stock Option Agreement for nontransferable options without dividend credit, as adopted on April 17, 2001, was filed on May 14, 2001 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.17)	Form of Non-Qualified Stock Option Agreement for Officers, as adopted on January 31, 2005, was filed on February 4, 2005 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference. (10.23).

(10.18)	Form of Non-Qualified Stock Option Agreement for Non-Employee Directors, as adopted on January 31, 2005, was filed on March 15, 2005 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.19)	Form of Non-Qualified Stock Option Agreement for Officers, as adopted on February 6, 2006, was filed on February 10, 2006 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.20)	Form of Nonqualified Stock Option Agreement for Officers, was filed on February 26, 2009 with Form 10-K (Commission File No. 1-1169), and is incorporated herein by reference.

(10.21)	Form of Nonqualified Stock Option Agreement for Officers, as adopted on December 10, 2009.

(10.22)	Form of Restricted Share Agreement for Non-Employee Directors, as adopted on January 31, 2005, was filed on March 15, 2005 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.23)	Form of Restricted Share Agreement, as adopted on February 6, 2006, was filed on February 10, 2006 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.24)	Form of Performance Vested Restricted Share Agreement for Executive Officers, as adopted on February 4, 2008, was filed on February 7, 2008 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.25)	Form of Performance Unit Agreement, as adopted on February 4, 2008, was filed on February 7, 2008 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.26)	Form of Performance Shares Agreement was filed on February 11, 2010 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

Listing of Exhibits (continued)

(12)	Computation of Ratio of Earnings to Fixed Charges.

(21)	A list of subsidiaries of the registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31.1)	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY

By /s/ James W. Griffith James W. Griffith	By /s/ Glenn A. Eisenberg Glenn A. Eisenberg
President, Chief Executive Officer and Director	Executive Vice President — Finance
(Principal Executive Officer)	and Administration (Principal Financial Officer)
Date: February 25, 2010	Date: February 25, 2010

By /s/ J. Ted Mihaila J. Ted Mihaila
Senior Vice President and Controller
(Principal Accounting Officer)
Date: February 25, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ John M. Ballbach* John M. Ballbach Director	By /s/ John P. Reilly * John P. Reilly Director
Date: February 25, 2010	Date: February 25, 2010

By /s/ Phillip R. Cox* Phillip R. Cox Director	By /s/ Frank C. Sullivan * Frank C. Sullivan Director
Date: February 25, 2010	Date: February 25, 2010

By /s/ Jerry J. Jasinowksi* Jerry J. Jasinowksi Director	By /s/ John M. Timken, Jr. * John M. Timken, Jr. Director
Date: February 25, 2010	Date: February 25, 2010

By /s/ John A. Luke, Jr. * John A. Luke, Jr. Director	By /s/ Ward J. Timken * Ward J. Timken Director
Date: February 25, 2010	Date: February 25, 2010

By /s/ Joseph W. Ralston * Joseph W. Ralston Director	By /s/ Ward J. Timken, Jr.* Ward J. Timken, Jr. Director
Date: February 25, 2010	Date: February 25, 2010

By /s/ Jacqueline F. Woods* Jacqueline F. Woods Director
Date: February 25, 2010

* By /s/ Glenn A. Eisenberg Glenn A. Eisenberg, attorney-in-fact
By authority of Power of Attorney
filed as Exhibit 24 hereto
Date: February 25, 2010

Schedule II—Valuation and Qualifying Accounts
The Timken Company and Subsidiaries

COL. A	COL. B	COL. C				Col. D		COL. E
		Additions
	Balance at	Charged to		Charged				Balance at
	Beginning of	Costs and		to Other				End of
Description	Period	Expenses		Accounts —		Deductions —		Period
Allowance for uncollectible accounts
Year ended December 31, 2009	$55,043	38,225	(1)	533	(4)	52,196	(6)	$41,605
Year ended December 31, 2008	$40,740	22,155	(1)	(770	)(4)	7,082	(6)	$55,043
Year ended December 31, 2007	$35,315	14,632	(1)	516	(4)	9,723	(6)	$40,740

Allowance for surplus and obsolete inventory
Year ended December 31, 2009	$24,732	31,349	(2)	1,690	(4)	26,972	(7)	$30,799
Year ended December 31, 2008	$24,859	30,937	(2)	(1,358	)(4)	29,706	(7)	$24,732
Year ended December 31, 2007	$14,044	13,458	(2)	1,540	(4)	4,183	(7)	$24,859

Valuation allowance on deferred tax assets
Year ended December 31, 2009	$159,576	57,792	(3)	16,330	(5)	11,241		$222,457
Year ended December 31, 2008	$186,704	18,946	(3)	(21,697	)(5)	24,377		$159,576
Year ended December 31, 2007	$190,721	21,518	(3)	(116	)(5)	25,419		$186,704

(1)	Provision for uncollectible accounts included in expenses.

(2)	Provisions for surplus and obsolete inventory included in expenses.

(3)	Increase in valuation allowance is recorded as a component of the provision for income taxes.

(4)	Currency translation and change in reserves due to acquisitions, net of divestitures.

(5)	Includes valuation allowances recorded against other comprehensive income/loss or goodwill.

(6)	Actual accounts written off against the allowance — net of recoveries.

(7)	Inventory items written off against the allowance