Form 10-Q
period 2010-03-31
TIMKEN CO
filed 2010-05-05
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission file number: 1-1169
THE TIMKEN COMPANY
(Exact name of registrant as specified in its charter)

OHIO (State or other jurisdiction of	34-0577130 (I.R.S. Employer
incorporation or organization)	Identification No.)

1835 Dueber Ave., SW, Canton, OH	44706-2798
(Address of principal executive offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                    No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2010
Common Stock, without par value	96,822,937 shares

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE TIMKEN COMPANY AND SUBSIDIARIES
Consolidated Statement of Income (Unaudited)

	Three Months Ended
	March 31,
	2010	2009
(Dollars in thousands, except per share data)
Net sales	$913,690	$866,616
Cost of products sold	690,999	712,002

Gross Profit	222,691	154,614

Selling, administrative and general expenses	133,057	123,411
Impairment and restructuring charges	5,525	13,755

Operating Income	84,109	17,448

Interest expense	(9,558)	(8,429)
Interest income	559	366
Other (expense) income, net	(601)	7,973

Income from Continuing Operations Before Income Taxes	74,509	17,358
Provision for income taxes	45,854	18,793

Income (Loss) From Continuing Operations	28,655	(1,435)

Income (loss) from discontinued operations, net of income taxes	336	(3,643)

Net Income (Loss)	28,991	(5,078)
Less: Net income (loss) attributable to noncontrolling interest	374	(5,948)

Net Income Attributable to The Timken Company	$28,617	$870

Amounts Attributable to The Timken Company’s Common Shareholders:
Income from continuing operations	$28,281	$4,513
Income (loss) from discontinued operations, net of income taxes	336	(3,643)

Net Income Attributable to The Timken Company	$28,617	$870

Net Income (Loss) per Common Share Attributable to The Timken Company Common Shareholders

Earnings per share — Continuing Operations	$0.29	$0.05
Earnings (loss) per share — Discontinued Operations	0.01	(0.04)

Basic earnings per share	$0.30	$0.01

Diluted earnings per share — Continuing Operations	$0.29	$0.05
Diluted earnings (loss) per share — Discontinued Operations	0.01	(0.04)

Diluted earnings per share	$0.30	$0.01

Dividends per share	$0.09	$0.18

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheet

	(Unaudited)
	March 31,	December 31,
	2010	2009
(Dollars in thousands)
ASSETS
Current Assets
Cash and cash equivalents	$709,301	$755,545
Accounts receivable, less allowances: 2010 — $34,103; 2009 — $41,605	489,054	411,226
Inventories, net	689,372	671,236
Deferred income taxes	60,877	61,508
Deferred charges and prepaid expenses	11,624	11,758
Other current assets	98,763	111,287

Total Current Assets	2,058,991	2,022,560

Property, Plant and Equipment—Net	1,302,542	1,335,228

Other Assets
Goodwill	221,038	221,734
Other intangible assets	129,762	132,088
Deferred income taxes	236,144	248,551
Other non-current assets	39,637	46,732

Total Other Assets	626,581	649,105

Total Assets	$3,988,114	$4,006,893

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$29,958	$26,345
Accounts payable	221,852	156,004
Salaries, wages and benefits	161,567	142,471
Deferred income taxes	9,199	9,233
Other current liabilities	163,734	189,345
Current portion of long-term debt	14,679	17,035

Total Current Liabilities	600,989	540,433

Non-Current Liabilities
Long-term debt	471,229	469,287
Accrued pension cost	579,449	690,889
Accrued postretirement benefits cost	601,419	604,250
Deferred income taxes	6,611	6,091
Other non-current liabilities	98,928	100,375

Total Non-Current Liabilities	1,757,636	1,870,892

Shareholders’ Equity
Class I and II Serial Preferred Stock without par value:
Authorized — 10,000,000 shares each class, none issued	—	—
Common stock without par value:
Authorized — 200,000,000 shares
Issued (including shares in treasury) (2010 — 97,717,490 shares; 2009 — 97,034,033 shares)
Stated capital	53,064	53,064
Other paid-in capital	858,131	843,476
Earnings invested in the business	1,422,782	1,402,855
Accumulated other comprehensive loss	(699,291)	(717,113)
Treasury shares at cost (2010 — 894,553 shares; 2009 — 179,963 shares)	(23,567)	(4,698)

Total Shareholders’ Equity	1,611,119	1,577,584

Noncontrolling Interest	18,370	17,984

Total Equity	1,629,489	1,595,568

Total Liabilities and Shareholders’ Equity	$3,988,114	$4,006,893

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
(Dollars in thousands)
CASH PROVIDED (USED)
Operating Activities
Net income attributable to The Timken Company	$28,617	$870
Net (income) loss from discontinued operations	(336)	3,643
Net income (loss) attributable to noncontrolling interest	374	(5,948)
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	47,748	50,148
Impairment charges	—	3,795
Loss (gain) on sale of assets	941	(492)
Deferred income tax provision	21,659	(254)
Stock-based compensation expense	4,547	4,409
Pension and other postretirement expense	25,204	26,938
Pension contributions and other postretirement benefit payments	(118,702)	(14,720)
Changes in operating assets and liabilities:
Accounts receivable	(82,134)	55,429
Inventories	(22,533)	59,948
Accounts payable and accrued expenses	60,405	(133,863)
Other — net	19,994	(20,165)

Net Cash (Used) Provided by Operating Activities — Continuing Operations	(14,216)	29,738
Net Cash Provided by Operating Activities — Discontinued Operations	336	3,388

Net Cash (Used) Provided by Operating Activities	(13,880)	33,126

Investing Activities
Capital expenditures	(13,981)	(32,710)
Acquisitions	—	(42)
Proceeds from disposals of property, plant and equipment	167	2,359
Other	(1,261)	1,332

Net Cash Used by Investing Activities — Continuing Operations	(15,075)	(29,061)
Net Cash Used by Investing Activities — Discontinued Operations	—	(509)

Net Cash Used by Investing Activities	(15,075)	(29,570)

Financing Activities
Cash dividends paid to shareholders	(8,690)	(17,424)
Net proceeds from common share activity	8,250	1,648
Purchase of treasury shares — net	(13,986)	—
Proceeds from issuance of long-term debt	2,051	—
Payments on long-term debt	(2,471)	(207)
Short-term debt activity — net	4,119	6,241

Net Cash Used by Financing Activities	(10,727)	(9,742)

Effect of exchange rate changes on cash	(6,562)	(3,086)

Decrease In Cash and Cash Equivalents	(46,244)	(9,272)
Cash and cash equivalents at beginning of year	755,545	133,383

Cash and Cash Equivalents at End of Year	$709,301	$124,111

See accompanying Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in thousands, except per share data)
Note 1 — Basis of Presentation
The accompanying Consolidated Financial Statements (unaudited) for The Timken Company (the Company) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by the accounting principles generally accepted in the United States (U.S. GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to the Consolidated Financial Statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Certain amounts in the 2009 Consolidated Financial Statements have been reclassified to conform to the 2010 presentation.
During the first quarter of 2009, the Company recorded two adjustments related to its 2008 Consolidated Financial Statements. Net income (loss) attributable to noncontrolling interest increased by $6,100 (after-tax) due to a correction of an error related to the $18,385 goodwill impairment loss the Company recorded in the fourth quarter of 2008 for the Mobile Industries segment. In recording this goodwill impairment loss, the Company did not recognize that a portion of the loss related to two separate subsidiaries in India and South Africa of which the Company holds less than 100% ownership. In addition, income (loss) from continuing operations before income taxes decreased by $3,400, or $0.04 per share, ($2,044 after-tax or $0.02 per share) due to a correction of an error related to $3,400 of in-process research and development costs that were recorded in other current assets with the anticipation of being paid for by a third-party. However, the Company subsequently realized that the balance could not be substantiated through a contract with a third party. As a result of these errors, the Company’s first quarter 2009 results were overstated by $4,056 (after-tax). Management concluded the effect of these adjustments was immaterial to the Company’s 2008 and first-quarter 2009 financial statements as well as the full-year 2009 financial statements.
Note 2 — New Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (FASB) issued new accounting guidance that amended the accounting and disclosure requirements for the consolidation of variable interest entities. The implementation of the new accounting guidance related to variable interest entities, effective January 1, 2010, did not have a material impact on the Company’s results of operations and financial condition.
Note 3 — Inventories

	March 31, 2010	December 31, 2009

Inventories, net:
Manufacturing supplies	$56,187	$53,022
Work in process and raw materials	298,652	269,075
Finished products	334,533	349,139

Total Inventories, net	$689,372	$671,236

An actual valuation of the inventory under the last-in, first-out (LIFO) method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. The LIFO reserve at March 31, 2010 and December 31, 2009 was $243,795 and $237,669, respectively. The Company’s recognized an increase in its LIFO reserve of $6,126 during the first quarter of 2010 compared to a decrease in its LIFO reserve of $11,832 during the first quarter of 2009.

Note 4 — Property, Plant and Equipment
The components of property, plant and equipment were as follows:

	March 31,	December 31,
	2010	2009

Property, Plant and Equipment:
Land and buildings	$594,881	$611,670
Machinery and equipment	2,825,392	2,786,444

Subtotal	3,420,273	3,398,114
Less allowances for depreciation	(2,117,731)	(2,062,886)

Property, Plant and Equipment — net	$1,302,542	$1,335,228

At March 31, 2010 and December 31, 2009, machinery and equipment included approximately $110,000 and $104,300, respectively, of capitalized software. Depreciation expense for the three months ended March 31, 2010 and 2009 was $45,250 and $46,764, respectively. Depreciation expense on capitalized software for the three months ended March 31, 2010 and 2009 was approximately $5,300 and $5,000, respectively.
Note 5 — Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2010 were as follows:

	Beginning Balance	Acquisitions	Impairment	Other	Ending Balance

Segment:
Process Industries	$49,505	$—	$—	$(410)	$49,095
Aerospace and Defense	162,588	—	—	(286)	162,302
Steel	9,641	—	—	—	9,641

Total	$221,734	$—	$—	$(696)	$221,038

Other primarily includes foreign currency translation adjustments.

Note 5 — Goodwill and Other Intangible Assets (continued)
The following table displays intangible assets as of March 31, 2010 and December 31, 2009:

	As of March 31, 2010			As of December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangible assets subject to amortization:
Customer relationships	$79,139	$15,390	$63,749	$79,139	$14,321	$64,818
Engineering drawings	2,000	2,000	—	2,000	2,000	—
Know-how	2,099	938	1,161	2,110	917	1,193
Land-use rights	7,950	3,036	4,914	7,948	2,964	4,984
Patents	4,432	3,034	1,398	4,432	2,936	1,496
Technology use	35,000	4,418	30,582	35,000	3,944	31,056
Trademarks	6,463	4,998	1,465	6,597	5,023	1,574
PMA licenses	8,792	2,320	6,472	8,792	2,207	6,585
Non-compete agreements	2,710	1,377	1,333	2,710	1,200	1,510
Unpatented technology	7,625	5,519	2,106	7,625	5,338	2,287

	$156,210	$43,030	$113,180	$156,353	$40,850	$115,503

Intangible assets not subject to amortization:
Goodwill	$221,038	$—	$221,038	$221,734	$—	$221,734
Tradename	1,400	—	1,400	1,400	—	1,400
Industrial license agreements	962	—	962	965	—	965
FAA air agency certificates	14,220	—	14,220	14,220	—	14,220

	$237,620	$—	$237,620	$238,319	$—	$238,319

Total intangible assets	$393,830	$43,030	$350,800	$394,672	$40,850	$353,822

Amortization expense for intangible assets was $2,375 for the three months ended March 31, 2010. Amortization expense for intangible assets is estimated to be approximately $11,400 for 2010; $11,000 in 2011; $10,600 in 2012; $8,100 in 2013 and $7,700 in 2014.
Note 6 — Financing Arrangements
Short-term debt at March 31, 2010 and December 31, 2009 was as follows:

	March 31,	December 31,
	2010	2009

Variable-rate lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 1.98% to 4.86% and 1.98% to 5.05% at March 31, 2010 and December 31, 2009, respectively	$29,958	$26,345

Short-term debt	$29,958	$26,345

The lines of credit for certain of the Company’s foreign subsidiaries provide for borrowings up to $303,875. At March 31, 2010, the Company had borrowings outstanding of $29,958, which reduced the availability under these facilities to $273,917.

Note 6 — Financing Arrangements (continued)
The Company has a $100,000 Accounts Receivable Securitization Financing Agreement (Asset Securitization Agreement), which expires on November 15, 2010. Under the terms of the Asset Securitization Agreement, which expires on November 15, 2010, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary that in turn uses the trade receivables to secure borrowings, which are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under this agreement are limited to certain borrowing base calculations. Any amounts outstanding under the Asset Securitization Agreement would be reported on the Company’s Consolidated Balance Sheet in short-term debt. Although the Company had no outstanding borrowings under the Asset Securitization Agreement as of March 31, 2010, certain borrowing base limitations reduced the availability under the Asset Securitization Agreement to $97,096. The cost of this credit facility, which is the commercial paper rate plus program fees, is considered a financing cost and is included in interest expense in the Consolidated Statement of Income.
Long-term debt at March 31, 2010 and December 31, 2009 was as follows:

	March 31,	December 31,
	2010	2009

Fixed-rate Medium-Term Notes, Series A, due at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	$175,000	$175,000
Fixed-rate Senior Unsecured Notes, due September 15, 2014, with an interest rate of 6.0%	249,697	249,680
Variable-rate State of Ohio Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.22% at March 31, 2010)	12,200	12,200
Variable-rate State of Ohio Air Quality Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.24% at March 31, 2010)	9,500	9,500
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (0.24% at March 31, 2010)	17,000	17,000
Variable-rate credit facility with US Bank for Advanced Green Components, LLC, maturing on July 17, 2010 (1.35% at March 31, 2010)	6,120	6,120
Variable-rate credit facility with US Bank for Advanced Green Components, LLC, guaranteed by The Timken Company, maturing on July 17, 2010 (4.813% at March 31, 2010)	3,320	5,620
Other	13,071	11,202

	485,908	486,322
Less current maturities	14,679	17,035

Long-term debt	$471,229	$469,287

On September 9, 2009, the Company completed a public offering of $250,000 of fixed-rate 6.0% unsecured Senior Notes, due in 2014. The net proceeds from the sale of the notes were used for the repayment of the Company’s fixed-rate 5.75% unsecured Senior Notes, which were due to mature on February 15, 2010.
On July 10, 2009, the Company entered into a new $500,000 Amended and Restated Credit Agreement (Senior Credit Facility). At March 31, 2010, the Company had no outstanding borrowings under its Senior Credit Facility but had letters of credit outstanding totaling $32,163, which reduced the availability under the Senior Credit Facility to $467,837. This Senior Credit Facility matures on July 10, 2012. Under the Senior Credit Facility, the Company has three financial covenants: a consolidated leverage ratio, a consolidated interest coverage ratio and a consolidated minimum tangible net worth test. At March 31, 2010, the Company was in full compliance with the covenants under the Senior Credit Facility.
Advanced Green Components, LLC (AGC) is a joint venture of the Company. The Company is the guarantor of $3,320 of AGC’s $9,440 credit facility with US Bank.

Note 7 — Product Warranty
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
The following is a rollforward of the warranty accruals for the three months ended March 31, 2010 and the twelve months ended December 31, 2009:

	March 31,	December 31,
	2010	2009

Beginning balance, January 1	$5,420	$13,515
Expense	1,358	4,699
Payments	(783)	(12,794)

Ending balance	$5,995	$5,420

The product warranty accrual at March 31, 2010 and December 31, 2009 was included in other current liabilities on the Consolidated Balance Sheet.
Note 8 — Equity

		The Timken Company Shareholders
				Earnings	Accumulated
			Other	Invested	Other
		Stated	Paid-In	in the	Comprehensive	Treasury	Noncontrolling
	Total	Capital	Capital	Business	Income	Stock	Interest

Balance at December 31, 2009	$1,595,568	$53,064	$843,476	$1,402,855	$(717,113)	$(4,698)	$17,984

Net income	28,991			28,617			374

Foreign currency translation adjustment	(13,187)				(13,187)
Pension and postretirement liability adjustment (income tax benefit of $8,907)	29,419				29,421		(2)
Unrealized loss on marketable securities (net of income tax of $28)	69				55		14
Change in fair value of derivative financial instruments, net of reclassifications	1,533				1,533

Total comprehensive income	46,825
Dividends — $0.09 per share	(8,690)			(8,690)
Tax benefit from compensation	69		69
Stock-based compensation expense	4,547		4,547
Tender of 714,590 shares to treasury	(17,011)		1,858			(18,869)
Issuance of 683,457 shares from authorized	8,181		8,181

Balance at March 31, 2010	$1,629,489	$53,064	$858,131	$1,422,782	$(699,291)	$(23,567)	$18,370

The total comprehensive loss for the three months ended March 31, 2009 was $39,688.

Note 9 — Earnings Per Share
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009

Numerator:
Income from continuing operations attributable to The Timken Company	$28,281	$4,513
Less: distributed and undistributed earnings allocated to nonvested stock	115	31

Income from continuing operations available to common shareholders for basic earnings per share and diluted earnings per share	$28,166	$4,482

Denominator:
Weighted average number of shares outstanding — basic	96,360,137	96,028,860
Effect of dilutive options	340,119	—

Weighted average number of shares outstanding, assuming dilution of stock options	96,700,256	96,028,860

Basic earnings per share from continuing operations	$0.29	$0.05

Diluted earnings per share from continuing operations	$0.29	$0.05

The exercise prices for certain stock options that the Company has awarded exceed the average market price of the Company’s common stock. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. The antidilutive stock options outstanding were 2,367,304 and 4,938,146 during the first quarter of 2010 and 2009, respectively.

Note 10 — Segment Information
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

	Three Months Ended
	March 31,
	2010	2009

Net sales to external customers:
Mobile Industries	$367,489	$300,623
Process Industries	205,901	224,174
Aerospace and Defense	92,093	109,254
Steel	248,207	232,565

	$913,690	$866,616

Intersegment sales:
Process Industries	$669	$922
Steel	22,120	16,003

	$22,789	$16,925

Segment EBIT, as adjusted:
Mobile Industries	$42,454	$(2,345)
Process Industries	26,939	43,492
Aerospace and Defense	12,801	18,108
Steel	19,902	(7,262)

Total EBIT, as adjusted, for reportable segments	$102,096	$51,993

Unallocated corporate expenses	(13,779)	(12,317)
Impairment and restructuring	(5,525)	(13,755)
Rationalization and integration charges	(1,475)	(1,465)
Other	(205)	1,222
Interest expense	(9,558)	(8,429)
Interest income	559	366
Intersegment adjustments	2,396	(257)

Income from continuing operations before income taxes	$74,509	$17,358

Intersegment sales represent sales between the segments. These sales are eliminated in consolidation.

Note 11 — Impairment and Restructuring Charges
Impairment and restructuring charges by segment were comprised of the following:
For the three months ended March 31, 2010:

	Mobile	Process	Aerospace &
	Industries	Industries	Defense	Steel	Corporate	Total

Impairment charges	$—	$—	$—	$—	$—	$—
Severance expense and related benefit costs	2,253	1,527	630	19	570	4,999
Exit costs	394	30	102	—	—	526

Total	$2,647	$1,557	$732	$19	$570	$5,525

For the three months ended March 31, 2009:

	Mobile	Process	Aerospace &
	Industries	Industries	Defense	Steel	Corporate	Total

Impairment charges	$769	$3,026	$—	$—	$—	$3,795
Severance expense and related benefit costs	6,738	959	54	446	1,200	9,397
Exit costs	—	562	—	1	—	563

Total	$7,507	$4,547	$54	$447	$1,200	$13,755

The following discussion explains the major impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above.
Selling and Administrative Reductions
In March 2009, the Company announced the realignment of its organization to improve efficiency and reduce costs as a result of the economic downturn. During the first quarter of 2010 and 2009, the Company recorded $1,348 and $2,307, respectively, of severance and related benefit costs related to this initiative to eliminate approximately 25 employees and 26 employees, respectively. Of the $1,348 charge recorded during the first quarter of 2010, $570 related to Corporate, $375 related to the Process Industries Segment, $292 related to the Mobile Industries segment, $90 related to the Aerospace and Defense segment and $21 related to the Steel segment. Of the $2,307 charge recorded during the first quarter of 2009, $1,200 related to Corporate, $472 related to the Mobile Industries segment, $446 related to the Steel segment, $180 related to the Process Industries segment and $9 related to the Aerospace and Defense segment.
Manufacturing Workforce Reductions
During the first quarter of 2010, the Company recorded $3,319 in severance and related benefit costs to eliminate approximately 60 associates to properly align its business as a result of the continued downturn in the economy and expected market demand. Of the $3,319 charge, $1,627 related to the Mobile Industries segment, $1,152 related to the Process Industries segment and $540 related to the Aerospace and Defense segment. During the first quarter of 2009, the Company recorded $6,515 in severance and related benefit costs, including a curtailment of pension benefits of $1,850, to eliminate approximately 800 associates to properly align its business as a result of the continued downturn in the economy and expected market demand. Of the $6,515 charge, $5,709 related to the Mobile Industries segment, $761 related to the Process Industries segment and $45 related to the Aerospace and Defense segment.
Mobile Industries
In March 2007, the Company announced the closure of its manufacturing facility in Sao Paulo, Brazil. The Company completed the closure of this facility on March 31, 2010. The Company expects to incur pretax costs of approximately $25,000 to $30,000, which includes restructuring costs and rationalization costs recorded in cost of products sold and selling, administrative and general expenses. Mobile Industries has incurred cumulative pretax costs of approximately $25,292 as of March 31, 2010 related to this closure. During the first quarter of 2010 and 2009, the Company recorded $312 and $557, respectively, of severance and related benefit costs associated with the closure of this facility.
In addition to the above charges, the Company recorded impairment charges of $769 during the first quarter of 2009 related to impairment of fixed assets at one of its facilities in France as a result of the carrying value of these assets exceeding expected future cash flows.

Note 11 — Impairment and Restructuring Charges (continued)
Process Industries
In May 2004, the Company announced plans to rationalize the Company’s three bearing plants in Canton, Ohio within the Process Industries segment. The Company expects to incur pretax costs of approximately $70,000 to $80,000 (including pretax cash costs of approximately $50,000), by the middle of 2010.
During the first quarter of 2009, the Company recorded impairment charges of $3,026 and exit costs of $562 as a result of Process Industries’ rationalization plans. Including rationalization costs recorded in cost of products sold and selling, administrative and general expenses, the Process Industries segment has incurred cumulative pretax costs of approximately $69,761 as of March 31, 2010 for these rationalization plans.
The following is a rollforward of the consolidated restructuring accrual for the three months ended March 31, 2010 and the twelve months ended December 31, 2009:

	March 31,	December 31,
	2010	2009

Beginning balance, January 1	$33,967	$17,021
Expense	5,525	55,598
Payments	(14,469)	(38,652)

Ending balance	$25,023	$33,967

The restructuring accrual at March 31, 2010 and December 31, 2009 is included in other current liabilities on the Consolidated Balance Sheet. The accrual at March 31, 2010 includes $18,578 of severance and related benefits, with the balance primarily representing environmental exit costs. The majority of the $18,578 accrual relating to severance and related benefits is expected to be paid by the end of 2010.
Note 12 — Retirement and Postretirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s retirement and postretirement benefit plans. The amounts for the three months ended March 31, 2010 are based on actuarial calculations prepared during 2009. Consistent with prior years, these calculations will be updated later in the year. These updated calculations may result in different net periodic benefit cost for 2010. The net periodic benefit cost recorded for the three months ended March 31, 2010 is the Company’s best estimate of the period’s proportionate share of the amounts to be recorded for the year ending December 31, 2010.

	Pension		Postretirement
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Components of net periodic benefit cost
Service cost	$9,525	$8,622	$679	$789
Interest cost	39,749	39,409	9,144	10,599
Expected return on plan assets	(49,290)	(47,328)	—	—
Amortization of prior service cost (credit)	2,267	2,861	(385)	(544)
Amortization of net actuarial loss	12,204	9,444	1,312	1,256
Pension curtailments and settlements	—	1,850	—	—
Amortization of transition asset	(1)	(20)	—	—

Net periodic benefit cost	$14,454	$14,838	$10,750	$12,100

Note 13 — Income Taxes

	Three Months Ended
	March 31,
	2010	2009

Provision for income taxes	$45,854	$18,793
Effective tax rate	61.5%	108.3%

The Company’s provision for income taxes in interim periods is computed in accordance with interim period income tax accounting rules by applying the appropriate annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior year tax liabilities, are recorded during the period in which they occur.
The effective tax rate in the first quarter of 2010 was higher than the U.S. federal statutory tax rate primarily due to a $21,621 charge to income tax expense to record the deferred tax impact of the recently enacted U.S. Patient Protection and Affordable Care Act (as amended), losses at certain foreign subsidiaries where no tax benefit could be recorded and U.S. state and local taxes. These increases were partially offset by the earnings in certain foreign jurisdictions where the effective tax rate is less than 35%.
The first quarter of 2009 resulted in $18,793 of income tax expense, or an effective tax rate of 108.3%. This tax rate was caused by an application of the interim period accounting rules for income taxes, as income tax expense on earnings from profitable affiliates exceeded tax benefits that could be recorded on losses from unprofitable affiliates.
In the first quarter of 2010, the Company recorded a $14,096 adjustment to other comprehensive income for deferred taxes on postretirement prescription drug benefits, specifically the employer subsidy provided by the U.S. government under the Medicare Part D program (the Medicare subsidy). During the first quarter of 2010, the Company determined it had provided deferred taxes on postretirement benefit plan accruals recorded through other comprehensive income net of the Medicare subsidy, rather than on a gross basis. The cumulative impact of this error resulted in a cumulative understatement of deferred tax assets totaling $14,096 and a corresponding understatement of accumulated other comprehensive loss. Management concluded the effect of the adjustment was not material to the Company’s prior three fiscal years and first quarter 2010 financial statements, as well as the estimated full-year 2010 financial statements.
Note 14 — Divestitures
On December 31, 2009, the Company completed the sale of the assets of its Needle Roller Bearings (NRB) operations to JTEKT Corporation (JTEKT). The Company received approximately $304 million in cash proceeds for these operations and retained certain receivables, subject to post-sale working capital adjustments. The NRB operations primarily serve the automotive original-equipment market sectors and manufacture highly engineered needle roller bearings, including an extensive range of radial and thrust needle roller bearings bearing assemblies and loose needles for automotive and industrial applications. The NRB operations have facilities in the United States, Canada, Europe and China. Results for 2009 for the NRB operations are presented as discontinued operations.

Note 14 — Divestitures (continued)
The following results of operations for this business have been treated as discontinued operations for all periods presented.

	Three Months Ended March 31,
	2010	2009

Net sales	$—	$93,762
Cost of goods sold	—	96,250

Gross profit	—	(2,488)
Selling, administrative and general expenses	—	15,584
Impairment and restructuring charges	—	989
Interest expense, net	—	21
Other (expense) income, net	—	(505)

(Loss) before income taxes on operations	—	(19,587)
Income tax benefit on operations	—	15,944
Gain on divestiture	777	—
Income tax expense on disposal	(441)	—

Income (loss) from discontinued operations	$336	$(3,643)

As of March 31, 2010, there were no assets or liabilities remaining from the divestiture of the NRB operations. Working capital adjustments associated with the sale will be finalized during 2010.

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
The following table presents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2010:

	Fair Value at March 31, 2010
	Total	Level 1	Level 2	Level 3

Assets:
Available-for-sale securities	$7,286	$7,286	$—	$—
Foreign currency hedges	4,490	—	4,490	—

Total Assets	$11,776	$7,286	$4,490	$—

Liabilities:
Foreign currency hedges	$7,710	$—	$7,710	$—

Total Liabilities	$7,710	$—	$7,710	$—

The Company uses publicly available foreign currency forward and spot rates to measure the fair value of its foreign currency forward contracts.
The Company does not believe it has significant concentrations of risk associated with the counterparties to its financial instruments.
Financial Instruments
The carrying value of cash and cash equivalents, accounts receivable, commercial paper, short-term borrowings and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $446,060 and $440,090 at March 31, 2010 and December 31, 2009, respectively. The carrying value of this debt was $454,089 and $430,610 at March 31, 2010 and December 31, 2009, respectively.
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
As of March 31, 2010, the Company had $264,415 of outstanding foreign currency forward contracts at notional value. The total notional value of foreign currency hedges as of December 31, 2009 was $248,035.

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
The following table presents the fair value and location of all assets and liabilities associated with the Company’s hedging instruments within the unaudited Consolidated Balance Sheet:

		Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair Value	Fair Value	Fair Value	Fair Value
	Location	at 3/31/10	at 12/31/09	at 3/31/10	at 12/31/09

Derivatives designated as hedging instruments

Foreign currency forward contracts	Other non-current liabilities	$1,922	$675	$761	$1,849

Total derivatives designated as hedging instruments		$1,922	$675	$761	$1,849

Derivatives not designated as hedging instruments

Foreign currency forward contracts	Other non-current assets/liabilities	$2,568	$1,976	$6,949	$4,004

Total derivatives		$4,490	$2,651	$7,710	$5,853

Note 16 — Derivative Instruments and Hedging Activities (continued)
The following tables present the impact of derivative instruments and their location within the unaudited Consolidated Statement of Income:

		Amount of gain or (loss)
	Location of gain or	recognized in income
Derivatives in fair value	(loss) recognized in	on derivative
hedging relationships	income on derivative	March 31, 2010	March 31, 2009

Interest rate swaps	Interest expense	$—	$(706)
Natural gas forward contracts	Other (expense) income, net	—	(1,326)

Total		$—	$(2,032)

		Amount of gain or (loss)
Hedged items in	Location of gain or	recognized in income
fair value hedging	(loss) recognized in	on derivative
relationships	income on derivative	March 31, 2010	March 31, 2009

Fixed-rate debt	Interest expense	$—	$706
Natural gas	Other (expense) income, net	—	1,106

Total		$—	$1,812

			Amount of gain or
	Amount of gain or (loss)		(loss) reclassified from
	recognized in OCI on		AOCI into income
	derivative		(effective portion)
	March 31,		March 31,
Derivatives in cash flow hedging relationships	2010	2009	2010	2009

Foreign currency forward contracts	$1,554	$(299)	$880	$806

Total	$1,554	$(299)	$880	$806

		Amount of gain or (loss)
		recognized in income on
Derivatives not	Location of gain or	derivative
designated as	(loss) recognized in	March 31,
hedging instruments	income on derivative	2010	2009

Foreign currency forward contracts	Cost of sales	$(28)	$(88)
Foreign currency forward contracts	Other (expense) income, net	(2,324)	1,394

Total		$(2,352)	$1,306

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Introduction
The Timken Company is a leading global manufacturer of highly engineered anti-friction bearings and assemblies, high-quality alloy steels and aerospace power transmission systems as well as a provider of related products and services. The Company operates under two business groups: the Steel Group and the Bearings and Power Transmission Group. The Bearings and Power Transmission Group is composed of three operating segments: (1) Mobile Industries, (2) Process Industries and (3) Aerospace and Defense. These three operating segments and the Steel Group comprise the Company’s four reportable segments.
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
The Process Industries segment provides bearings, power transmission components and related products and services. Customers of the Process Industries segment include original equipment manufacturers of power transmission, energy and heavy industries machinery and equipment including rolling mills, cement and aggregate processing equipment, paper mills, sawmills, printing presses, cranes, hoists, drawbridges, wind energy turbines, gear drives, drilling equipment, coal conveyors and crushers and food processing equipment. Customers also include aftermarket distributors of products other than those for steel and automotive applications. The Company’s strategy for the Process Industries segment is to pursue growth in selected industrial market sectors, including the aftermarket, and to achieve a leadership position in Asia.
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
In addition to specific segment initiatives, the Company has been making strategic investments in business processes and systems. Project O.N.E. is a multi-year program launched in 2005 to improve the Company’s business processes and systems. In total, the Company expects to invest up to approximately $220 million, which includes internal and external costs, to implement Project O.N.E. As of March 31, 2010, the Company has incurred costs of approximately $211.4 million, of which approximately $124.2 million have been capitalized to the Consolidated Balance Sheet. The total costs incurred were reduced from prior disclosure due to the removal of post-implementation expenses that were not part of the project. During 2008 and 2007, the Company completed the installation of Project O.N.E. for the majority of the Company’s domestic Bearings and Power Transmission Group operations and a major portion of its European operations. On April 1, 2009, the Company completed an additional installation of Project O.N.E. for the majority of the Company’s remaining European operations as well as certain other facilities in North America and India. The final installation of Project O.N.E. is expected to be completed in May 2010. With the completion of the May 2010 installation of Project O.N.E., approximately 90% of the Bearings and Power Transmission Group’s global sales will flow through the new system.
On December 31, 2009, the Company completed the sale of the assets of its Needle Roller Bearings (NRB) operations to JTEKT Corporation (JTEKT). The Company received approximately $304 million in cash proceeds for these operations and retained certain receivables, subject to post-sale working capital adjustments. The NRB operations manufacture needle roller bearings, including a range of radial and thrust needle roller bearings, as well as bearing assemblies and loose needles for automotive and industrial applications. The NRB operations had 2009 sales of approximately $407 million and approximately 80% of these sales were previously included in the Company’s Mobile Industries segment with the remainder included in the Process Industries and Aerospace and Defense reportable segments. Results for 2009 for the NRB operations are presented as discontinued operations. The Company incurred an after-tax loss of approximately $12.6 million on the sale of the NRB operations during the fourth quarter of 2009.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview:
	1Q 2010	1Q 2009	$ Change	% Change

(Dollars in millions, except earnings per share)
Net sales	$913.7	$866.6	$47.1	5.4%
Income (loss) from continuing operations	28.7	(1.4)	30.1	NM
Income (loss) from discontinued operations	0.3	(3.6)	3.9	108.3%
Income (loss) attributable to noncontrolling interest	0.4	(5.9)	6.3	106.8%
Net income attributable to The Timken Company	28.6	0.9	27.7	NM

Diluted earnings (loss) per share:
Continuing operations	$0.29	$0.05	$0.24	NM
Discontinued operations	0.01	(0.04)	0.05	125.0%
Diluted earnings per share	$0.30	$0.01	$0.29	NM
Average number of shares — diluted	96,700,256	96,028,860	—	0.7%

The Timken Company reported net sales for the first quarter of 2010 of $913.7 million, compared to $866.6 million in the first quarter of 2009, an increase of 5.4%. Higher sales were driven by improved demand from automotive markets across the Mobile Industries and Steel segments, as well as higher surcharges, partially offset by lower sales in the Process Industries and Aerospace and Defense segments. For the first quarter of 2010, net income per diluted share was $0.30 compared to $0.01 per diluted share for the first quarter of 2009. Income from continuing operations per diluted share for the first quarter of 2010 was $0.29 compared to $0.05 per diluted share for the first quarter of 2009.
The Company’s first quarter results reflect the improvement in the mobile market sectors, higher surcharges, improved manufacturing performance and the favorable impact of restructuring initiatives, partially offset by lower demand from industrial and aerospace markets, higher LIFO expense and higher expense related to incentive compensation plans. Results for the first quarter of 2010 also reflect a one-time charge of $21.6 million to record the deferred tax impact of recently-enacted U.S. health care legislation.
Outlook
The Company’s outlook for 2010 reflects a modest improvement in the global economy following the deteriorating global economic climate that occurred throughout 2009. The Company expects sales in 2010 to be approximately 20% to 25% higher than 2009, primarily driven by stronger sales volume and higher surcharges in the Steel segment, as well as higher sales from the Mobile and Process Industries segments, offset by a slight decline in the Aerospace and Defense segment. The Company expects to leverage increases in sales through improved operating performance and its 2009 cost reduction initiatives. The strengthening margins will be partially offset by higher expense related to incentive compensation plans.
The Company expects to continue to generate cash from operations in 2010 as a result of higher earnings in 2010, compared to 2009. In addition, the Company expects to increase capital expenditures by approximately 20% in 2010 compared to 2009. Pension contributions are also expected to increase to approximately $135 million in 2010, including over $100 million of discretionary U.S. contributions, compared to $65 million in 2009.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The Statement of Income

Sales by Segment:
	1Q 2010	1Q 2009	$ Change	% Change

(Dollars in millions, and exclude intersegment sales)
Mobile Industries	$367.5	$300.6	$66.9	22.3%
Process Industries	205.9	224.2	(18.3)	(8.2)%
Aerospace and Defense	92.1	109.3	(17.2)	(15.7)%
Steel	248.2	232.5	15.7	6.8%

Total Company	$913.7	$866.6	$47.1	5.4%

Net sales for the first quarter of 2010 increased $47.1 million, or 5.4%, compared to the first quarter of 2009, primarily due to higher volume of approximately $30 million primarily across the Mobile Industries’ light vehicles market sector and the Steel business segment, higher surcharges of $22 million and the effect of foreign currency exchange rate changes of approximately $20 million, partially offset by unfavorable pricing and sales mix of approximately $25 million.

Gross Profit:
	1Q 2010	1Q 2009	$ Change	Change

(Dollars in millions)
Gross profit	$222.7	$154.6	$68.1		44.0%
Gross profit % to net sales	24.4%	17.8%	—	660	bps
Rationalization expenses included in cost of products sold	$1.2	$1.2	$—		0.0%

Gross profit margin increased in the first quarter of 2010 compared to the first quarter of 2009 primarily due to better manufacturing utilization and lower manufacturing costs of approximately $45 million, the timing of surcharges of approximately $22 million and the impact of higher sales volume of approximately $10 million, partially offset by higher LIFO expense of $18 million.
In the first quarters of 2010 and 2009, rationalization expenses included in cost of products sold primarily related to the continued rationalization of Process Industries’ Canton, Ohio bearing manufacturing facilities. Rationalization expenses in the first quarter of 2010 primarily consisted of relocation of equipment. Rationalization expenses in the first quarter of 2009 primarily consisted of accelerated depreciation and relocation of equipment.

Selling, Administrative and General Expenses:
	1Q 2010	1Q 2009	$ Change	Change

(Dollars in millions)
Selling, administrative and general expenses	$133.1	$123.4	$9.7		7.9%
Selling, administrative and general expenses % to net sales	14.6%	14.2%	—	40	bps
Rationalization expenses included in selling, administrative and general expenses	$0.2	$0.3	$(0.1)		(33.3)%

The increase in selling, administrative and general expenses in the first quarter of 2010, compared to the first quarter of 2009, was primarily due to higher expense related to incentive compensation plans of approximately $20 million, partially offset by savings from restructuring initiatives of approximately $15 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Impairment and Restructuring Charges:
	1Q 2010	1Q 2009	$ Change

(Dollars in millions)
Impairment charges	$—	$3.8	$(3.8)
Severance and related benefit costs	5.0	9.4	(4.4)
Exit costs	0.5	0.6	(0.1)

Total	$5.5	$13.8	$(8.3)

The following discussion explains the major impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above. See Note 11 — Impairment and Restructuring in the Notes to the Consolidated Financials for further details by segment.
Selling and Administrative Reductions
In March 2009, the Company announced the realignment of its organization to improve efficiency and reduce costs as a result of the economic downturn. The Company had targeted pretax savings of approximately $30 million to $40 million in annual selling and administrative costs. In April 2009, in light of the Company’s revised forecast indicating significantly reduced sales and earnings for the year, the Company expanded the target to approximately $80 million. This target was achieved in 2009. During the first quarters of 2010 and 2009, the Company recorded $1.3 million and $2.3 million, respectively, of severance and related benefit costs related to this initiative to eliminate approximately 25 associates and 26 associates, respectively. Of the $1.3 million charge recorded during the first quarter of 2010, $0.6 million related to Corporate, $0.4 million related to the Process Industries segment and $0.3 million related to the Mobile Industries segment. Of the $2.3 million charge recorded during the first quarter of 2009, $1.2 million related to Corporate, $0.5 million related to the Mobile Industries segment, $0.4 million related to the Steel segment and $0.2 million related to the Process Industries segment. Overall, the Company has eliminated approximately 500 sales and administrative associates in 2009 and 2010 with a pretax savings of approximately $55 million.
Manufacturing Workforce Reductions
During the first quarter of 2010, the Company recorded $3.3 million in severance and related benefit costs to eliminate approximately 60 associates to properly align its business as a result of the continued downturn in the economy and expected market demand. Of the $3.3 million charge, $1.6 million related to the Mobile Industries segment, $1.2 million related to the Process Industries segment and $0.5 million related to the Aerospace and Defense segment. During the first quarter of 2009, the Company recorded $6.5 million in severance and related benefit costs, including a curtailment of pension benefits of $1.8 million, to eliminate approximately 800 associates to properly align its business as a result of the continued downturn in the economy and expected market demand. Of the $6.5 million charge, $5.7 million related to the Mobile Industries segment and $0.8 million related to the Process Industries segment.
Mobile Industries
In March 2007, the Company announced the closure of its manufacturing facility in Sao Paulo, Brazil. The Company completed the closure of this facility on March 31, 2010. This closure is targeted to deliver annual pretax savings of approximately $5 million, with expected pretax costs of approximately $25 million to $30 million, which includes restructuring costs and rationalization costs recorded in cost of products sold and selling, administrative and general expenses. The Company expects to realize the $5 million of annual pretax savings by the end of 2010. Mobile Industries has incurred cumulative pretax costs of approximately $25.3 million as of March 31, 2010 related to this closure. During the first quarter of 2010 and 2009, the Company recorded $0.3 million and $0.6 million, respectively, of severance and related benefit costs associated with the closure of the Company’s Sao Paulo, Brazil manufacturing facility.
In addition to the above charges, the Company recorded impairment charges of $0.8 million during the first quarter of 2009 related to an impairment of fixed assets at one its facilities in France as a result of the carrying value of these assets exceeding their expected future cash flows.
Process Industries
In May 2004, the Company announced plans to rationalize the Company’s three bearing plants in Canton, Ohio within the Process Industries segment. This rationalization initiative is expected to deliver annual pretax savings of approximately $35 million through streamlining operations and workforce reductions, with pretax costs of approximately $70 million to $80 million (including pretax cash costs of approximately $50 million), by the middle of 2010.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
During the first quarter of 2009, the Company recorded impairment charges of $3.0 million and exit costs of $0.6 million as a result of Process Industries’ rationalization plans. Including rationalization costs recorded in cost of products sold and selling, administrative and general expenses, the Process Industries segment has incurred cumulative pretax costs of approximately $69.8 million as of March 31, 2010 for these rationalization plans. As of March 31, 2010, the Process Industries segment has realized approximately $15 million in annual pretax savings.

Rollforward of Restructuring Accruals:
	March 31, 2010	Dec. 31, 2009

(Dollars in millions)
Beginning balance, January 1	$34.0	$17.0
Expense	5.5	55.6
Payments	(14.3)	(38.6)

Ending balance	$25.2	$34.0

The restructuring accrual at March 31, 2010 and December 31, 2009 is included in other current liabilities on the Consolidated Balance Sheet. The restructuring accrual at December 31, 2009 excludes costs related to the curtailment of pension benefit plans of $0.9 million. The accrual at March 31, 2010 includes $18.8 million of severance and related benefits, with the balance primarily representing environmental exit costs. The majority of the $18.8 million accrual relating to severance and related benefits is expected to be paid by the end of 2010.

Interest Expense and Income:
	1Q 2010	1Q 2009	$ Change	% Change

(Dollars in millions)
Interest expense	$9.6	$8.5	$1.1	12.9%
Interest income	$0.6	$0.4	$0.2	50.0%

Interest expense for the first quarter of 2010 increased compared to the first quarter of 2009, primarily due to the amortization of deferred financing costs associated with the refinancing of the Company’s Senior Credit Facility and the issuance of $250 million of fixed-rate 6% unsecured Senior Notes in the third quarter of 2009 and lower capitalized interest, partially offset by lower interest expense at non-U.S. affiliates due to lower debt levels. Interest income for the first quarter of 2010 increased compared to the same period in the prior year, due to higher invested cash balances.

Other Income and Expense:
	1Q 2010	1Q 2009	$ Change	% Change

(Dollars in millions)
Other (expense) income, net:
(Loss) gain on divestitures of non-strategic assets	$(0.3)	$1.2	$(1.5)	(125.0)%
Other (expense) income	(0.3)	6.8	(7.1)	(104.4)%

Other (expense) income, net	$(0.6)	$8.0	$(8.6)	(107.5)%

The gain on divestitures of non-strategic assets for the first quarter of 2009 related to the sale of one of the buildings at the Company’s former office complex located in Torrington, Connecticut.
For the first quarter of 2010, other (expense) income primarily consisted of $1.0 million in losses on the disposal of fixed assets, partially offset by $0.7 million of gains from equity investments. For the first quarter of 2009, other income (expense) primarily consisted of $6.8 million of foreign currency exchange gains.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Income Tax Expense:
	1Q 2010	1Q 2009	$ Change	Change

(Dollars in millions)
Income Tax Expense:	$45.9	$18.8	$27.1	144.1%
Effective tax rate	61.5%	108.3%	—	(4,680	) bps

The decrease in the effective tax rate in the first quarter of 2010, compared to the first quarter of 2009, was primarily due to decreased losses at certain foreign subsidiaries where no tax benefit could be recorded, utilization of certain foreign net operating losses and increased earnings in certain foreign jurisdictions where the effective tax rate is less than 35%. These benefits were partially offset by a $21.6 million charge to income tax expense to record the deferred tax impact of the recently-enacted U.S. Patient Protection and Affordable Care Act (as amended), higher U.S. state and local taxes and reductions in other U.S. tax benefits, including the research and development credit which expired on December 31, 2009.

Discontinued Operations:
	1Q 2010	1Q 2009	$ Change	% Change

(Dollars in millions)
Operating results, net of tax	$—	$(3.6)	$3.6	100.0%
Gain on disposal, net of tax	0.3	—	0.3	NM

Income (loss) from discontinued operations, net of income taxes	$0.3	$(3.6)	$3.9	108.3%

In December 2009, the Company completed the divestiture of its NRB operations to JTEKT. Discontinued operations for the first quarter of 2009 represent the operating results, net of tax, of these operations. In the first quarter of 2010, the Company recognized an adjustment of $0.3 million on disposal of the NRB operations. Refer to Note 14 — Divestitures in the Notes to the Consolidated Financial Statements for additional discussion.

Net Income (Loss) Attributable to Noncontrolling Interest:
	1Q 2010	1Q 2009	$ Change	% Change

(Dollars in millions)
Net income (loss) attributable to noncontrolling interest	$0.4	$(5.9)	$6.3	106.8%

Net income (loss) attributable to noncontrolling interest was income of $0.4 million for the first quarter of 2010, compared to a loss of $5.9 million for the first quarter of 2009. In the first quarter of 2009, net income (loss) attributable to noncontrolling interest increased by $6.1 million due to a correction of an error related to the $18.4 million goodwill impairment loss the Company recorded in the fourth quarter of 2008 for the Mobile Industries segment. In recording the goodwill impairment loss in the fourth quarter of 2008, the Company did not recognize that a portion of the goodwill impairment loss related to two separate subsidiaries in India and South Africa of which the Company holds less than 100% ownership. As a result, the Company’s 2008 financial statements were understated by $6.1 million and the Company’s first quarter 2009 financial statements were overstated by $6.1 million. Management concluded the effect of the first quarter adjustment was not material to the Company’s 2008 and first quarter 2009 financial statements, as well as the full-year 2009 financial statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Business Segments:
The primary measurement used by management to measure the financial performance of each segment is adjusted EBIT (earnings before interest and taxes, excluding the effect of amounts related to certain items that management considers not representative of ongoing operations such as impairment and restructuring, manufacturing rationalization and integration charges, one-time gains or losses on disposal of non-strategic assets and gains and losses on the dissolution of subsidiaries). Refer to Note 10 — Segment Information in the Notes to the Consolidated Financial Statements for the reconciliation of adjusted EBIT by segment to consolidated income before income taxes.
The presentation below reconciles the changes in net sales for each segment reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of currency exchange rates. The effects of currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period. The presentation would also remove the effects of acquisitions and divestitures on sales, but there were none in 2010 or 2009 other than the divestiture of the NRB operations, which is already reflected as discontinued operations. The year 2009 represents the base year for which the effects of currency are measured; as such, currency is assumed to be zero for 2009.

Mobile Industries Segment:
	1Q 2010	1Q 2009	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$367.5	$300.6	$66.9	22.3%
Adjusted EBIT	$42.5	$(2.3)	$44.8	NM
Adjusted EBIT margin	11.6%	(0.8)%	—	1,240	bps

The presentation below reconciles the changes in net sales of the Mobile Industries segment operations reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of currency exchange rates.

	1Q 2010	1Q 2009	$ Change	% Change

(Dollars in millions)
Net sales, including intersegment sales	$367.5	$300.6	$66.9	22.3%
Currency	11.7	—	11.7	NM

Net sales, excluding the impact of currency	$355.8	$300.6	$55.2	18.4%

The Mobile Industries segment’s net sales, excluding the effects of currency-rate changes, increased 18.4% for the first quarter of 2010 compared to the first quarter of 2009, primarily due to higher volume of approximately $55 million. The volume increases were seen across most market sectors led by a 66% increase in heavy truck, a 37% increase in light vehicles and a 39% increase from the automotive aftermarket. Adjusted EBIT was higher in the first quarter of 2010 compared to the first quarter of 2009, primarily due to higher volume and favorable sales mix of approximately $35 million and better manufacturing utilization of approximately $15 million.
The Mobile Industries segment’s sales are expected to increase approximately 10% to 20% percent in 2010, compared to 2009 full-year results, as demand is expected to increase across most of the Mobile Industries’ market sectors, led by increases in global light-vehicle demand of approximately 20% and global heavy truck demand of approximately 30%. The Company also expects sales to increase approximately 20% in its automotive distribution channel during 2010, compared to the full year of 2009. In addition, adjusted EBIT for the Mobile Industries segment is expected to increase significantly during 2010, compared to 2009, primarily due to higher sales volume.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Process Industries Segment:
	1Q 2010	1Q 2009	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$206.6	$225.1	$(18.5)		(8.2)%
Adjusted EBIT	$26.9	$43.5	$(16.6)		(38.2)%
Adjusted EBIT margin	13.0%	19.3%	—	(630	) bps

The presentation below reconciles the changes in net sales of the Process Industries segment operations reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of currency exchange rates.

	1Q 2010	1Q 2009	$ Change	% Change

(Dollars in millions)
Net sales, including intersegment sales	$206.6	$225.1	$(18.5)	(8.2)%
Currency	8.5	—	8.5	NM

Net sales, excluding the impact of currency	$198.1	$225.1	$(27.0)	(12.0)%

The Process Industries segment’s net sales, excluding the effects of currency-rate changes, decreased 12.0% in the first quarter of 2010 compared to the same period in the prior year, primarily due to lower volume of approximately $30 million. The lower volume was seen across most market sectors, led by a 53% decline in cement and aggregate processing equipment demand, a 34% decline in oil and gas demand and a 31% decline in gear drive demand. In addition, the Company’s industrial distribution channel experienced a 10% decline in demand. These declines were partially offset by an increase in global wind energy market demand of 25%. Adjusted EBIT was lower in the first quarter of 2010 compared to the first quarter of 2009, primarily due to the impact of lower volumes of approximately $15 million. The Company expects sales in the Process Industries segment to increase approximately 5% for the full year of 2010 compared to 2009, as the industrial distribution channel strengthens during the second half of 2010. However, the Process Industries segment expects 2010 adjusted EBIT to be flat compared to the full year of 2009 despite the increased sales, primarily due to higher raw material costs and higher expense related to incentive compensation plans.

Aerospace and Defense Segment:
	1Q 2010	1Q 2009	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$92.1	$109.3	$(17.2)		(15.7)%
Adjusted EBIT	$12.8	$18.1	$(5.3)		(29.3)%
Adjusted EBIT margin	13.9%	16.6%	—	(270	) bps

The presentation below reconciles the changes in net sales of the Aerospace and Defense segment operations reported in accordance with U.S. GAAP to net sales adjusted to remove currency exchange rates.

	1Q 2010	1Q 2009	$ Change	% Change

(Dollars in millions)
Net sales, including intersegment sales	$92.1	$109.3	$(17.2)	(15.7)%
Currency	0.7	—	0.7	NM

Net sales, excluding the impact of currency	$91.4	$109.3	$(17.9)	(16.4)%

The Aerospace and Defense segment’s net sales, excluding the impact of currency-rate changes, decreased 16.4% in the first quarter of 2010, compared to the first quarter of 2009, primarily due to a decrease in volume of approximately $20 million. Volume was down across most key market sectors as the Aerospace and Defense segment continues to experience softening that began in the middle of the prior year. Profitability for the first quarter of 2010 compared to the first quarter of 2009 declined primarily due to lower volume. The Company expects the Aerospace and Defense segment to see modest declines in sales and adjusted EBIT in 2010, compared to 2009, as a result of softer commercial and general aviation market sectors and flat defense market sectors.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Steel Segment:
	1Q 2010	1Q 2009	$ Change	Change

(Dollars in millions)
Net sales, including intersegment sales	$270.3	$248.6	$21.7	8.7%
Adjusted EBIT	$19.9	$(7.3)	$27.2	NM
Adjusted EBIT margin	7.4%	(2.9)%	—	1,030	bps

The presentation below reconciles the changes in net sales of the Steel segment operations reported in accordance with U.S. GAAP to net sales adjusted to remove currency exchange rates.

	1Q 2010	1Q 2009	$ Change	% Change

(Dollars in millions)
Net sales, including intersegment sales	$270.3	$248.6	$21.7	8.7%
Currency	0.4	—	0.4	NM

Net sales, excluding the impact of currency	$269.9	$248.6	$21.3	8.6%

The Steel segment’s net sales for the first quarter of 2010, excluding the effect of currency-rate changes, increased 8.6% compared to the first quarter of 2009 primarily due to higher volume of approximately $20 million, primarily driven by the automotive market sector, and higher surcharges in the first quarter of 2010 compared to the first quarter of 2009, partially offset by unfavorable sales mix of approximately $20 million. Surcharges increased to $59.5 million in the first quarter of 2010 from $37.1 million in the first quarter of 2009. Surcharges are a pricing mechanism that the Company uses to recover scrap steel, energy and certain alloy costs, which are derived from published monthly indices. The average scrap index for the first quarter of 2010 was $416 per ton compared to $219 per ton for the first quarter of 2009. Steel shipments for the first quarter of 2010 were 221,187 tons compared to 202,309 tons for the first quarter 2009, an increase of 9.3%. The Steel segment’s average selling price, including surcharges, was $1,222 per ton for the first quarter of 2010 compared to an average selling price of $1,229 per ton in the first quarter of 2009. The decrease in the average selling prices was primarily the result of unfavorable sales mix, partially offset by higher surcharges. The higher surcharges were the result of higher market prices for certain input raw materials, especially scrap steel, nickel and molybdenum.
The Steel segment’s adjusted EBIT increased $27.2 million in the first quarter of 2010 compared to the first quarter of 2009 primarily due to the timing of surcharges of $22 million, lower manufacturing costs of approximately $20 million and the impact of higher sales volume of approximately $10 million, partially offset by the impact of unfavorable sales mix of approximately $15 million and higher LIFO expense. In the first quarter of 2010, the Steel segment recognized LIFO expense of $0.3 million compared to LIFO income of $12.4 million in the first quarter of 2009. Raw material costs consumed in the manufacturing process, including scrap steel, alloys and energy, increased 24% in the first quarter of 2010 over the comparable period in the prior year to an average cost of $388 per ton.
The Company expects the Steel segment to see a 60% to 70% increase in sales for the remainder of 2010 due to higher volume and higher surcharges, as scrap steel and alloy prices have risen substantially from the low levels experienced in 2009. The Company also expects higher demand across most markets, primarily driven by an 80% increase in industrial market sectors and a 50% increase in automotive market sectors. The Company expects the Steel segment’s adjusted EBIT to be significantly higher in 2010, compared to a loss in 2009, primarily due to the higher sales volume and surcharges. Scrap costs are expected to increase in the short-term from current levels and then level off, as are alloy and energy costs.

Corporate:
	1Q 2010	1Q 2009	$ Change	Change

(Dollars in millions)
Corporate expenses	$13.8	$12.3	$1.5	12.2%
Corporate expenses % to net sales	1.5%	1.4%	—	10	bps

Corporate expenses increased for the first quarter of 2010 compared to the same period in 2009 as a result of higher expense related to incentive compensation plans, partially offset by the impact of restructuring initiatives.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The Balance Sheet
Total assets as shown on the Consolidated Balance Sheet at March 31, 2010 decreased by $18.8 million compared to December 31, 2009. This decrease in 2010 was primarily due to lower cash and cash equivalents and lower plant, property and equipment, partially offset by higher working capital as a result of higher volumes.

Current Assets:
	March 31,	Dec. 31
	2010	2009	$ Change	% Change

(Dollars in millions)
Cash and cash equivalents	$709.3	$755.5	$(46.2)	(6.1)%
Accounts receivable, net	489.1	411.2	77.9	18.9%
Inventories, net	689.4	671.2	18.2	2.7%
Deferred income taxes	60.9	61.5	(0.6)	(1.0)%
Deferred charges and prepaid expenses	11.6	11.8	(0.2)	(1.7)%
Other current assets	98.7	111.3	(12.6)	(11.3)%

Total current assets	$2,059.0	$2,022.5	$36.5	1.8%

Refer to the Consolidated Statement of Cash Flows for a discussion of the decrease in cash and cash equivalents. Accounts receivable, net increased as a result of the higher sales in the first quarter of 2010 compared to the fourth quarter of 2009. Inventories increased primarily due to higher volume. The decrease in other current assets is primarily due to a decrease in net income taxes receivable as a result of the current-year provision for income taxes. This decrease was partially offset by a $6.5 million reclassification of the Company’s investment in two joint ventures, Internacional Component Supply LTDA and Endorsia.com, from other non-current assets as these investments are considered assets held for sale at March 31, 2010.

Property, Plant and Equipment – Net:
	March 31,	Dec. 31,
	2010	2009	$ Change	% Change

(Dollars in millions)
Property, plant and equipment	$3,420.2	$3,398.1	$22.1	0.7%
Less: allowances for depreciation	(2,117.7)	(2,062.9)	(54.8)	(2.7)%

Property, plant and equipment — net	$1,302.5	$1,335.2	$(32.7)	(2.4)%

The decrease in property, plant and equipment — net in the first quarter of 2010 was primarily due to current-year depreciation expense exceeding capital expenditures and the impact of foreign currency translation.

Other Assets:
	March 31,	Dec. 31,
	2010	2009	$ Change	% Change

(Dollars in millions)
Goodwill	$221.0	$221.7	$(0.7)	(0.3)%
Other intangible assets	129.8	132.1	(2.3)	(1.7)%
Deferred income taxes	236.2	248.6	(12.4)	(5.0)%
Other non-current assets	39.6	46.8	(7.2)	(15.4)%

Total other assets	$626.6	$649.2	$(22.6)	(3.5)%

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The decrease in other intangible assets was primarily due to current-year amortization. The decrease in deferred income taxes is primarily due to a reduction in deferred tax assets caused by the enactment of the U.S. Patient Protection and Affordable Care Act (as amended). Other non-current assets decreased as a result of the reclassification of the Company’s investment in two joint ventures, Internacional Component Supply LTDA and Endorsia.com, to other current assets as mentioned on the previous page.

Current Liabilities:
	March 31,	Dec. 31,
	2010	2009	$ Change	% Change

(Dollars in millions)
Short-term debt	$30.0	$26.3	$3.7	14.1%
Accounts payable	221.9	156.0	65.9	42.2%
Salaries, wages and benefits	161.5	142.5	19.0	13.3%
Deferred income taxes	9.2	9.2	—	0.0%
Other current liabilities	163.7	189.3	(25.6)	(13.5)%
Current portion of long-term debt	14.7	17.1	(2.4)	(14.0)%

Total current liabilities	$601.0	$540.4	$60.6	11.2%

The increase in short-term debt was primarily due to increased net borrowings by the Company’s foreign subsidiaries under lines of credit due to higher seasonal working capital requirements. The increase in accounts payable was primarily due to higher volumes. The increase in accrued salaries, wages and benefits was the result of accruals for current-year incentive plans in the first quarter of 2010. The decrease in other current liabilities was primarily due to the payout of severance payments related to 2009 restructuring activities.

Non-Current Liabilities:
	March 31,	Dec. 31,
	2010	2009	$ Change	% Change

(Dollars in millions)
Long-term debt	$471.2	$469.3	$1.9	0.4%
Accrued pension cost	579.4	690.9	(111.5)	(16.1)%
Accrued postretirement benefits cost	601.4	604.2	(2.8)	(0.5)%
Deferred income taxes	6.6	6.1	0.5	8.2%
Other non-current liabilities	99.0	100.4	(1.4)	(1.4)%

Total non-current liabilities	$1,757.6	$1,870.9	$(113.3)	(6.1)%

The decrease in accrued pension cost was primarily due to the Company’s contribution of approximately $106 million of contributions to its defined benefit plans during the first quarter of 2010.

Shareholders’ Equity:
	March 31,	Dec. 31,
	2010	2009	$ Change	% Change

(Dollars in millions)
Common stock	$911.1	$896.5	$14.6	1.6%
Earnings invested in the business	1,422.8	1,402.9	19.9	1.4%
Accumulated other comprehensive loss	(699.3)	(717.1)	17.8	2.5%
Treasury shares	(23.5)	(4.7)	(18.8)	NM
Noncontrolling interest	18.4	18.0	0.4	2.2%

Total shareholders’ equity	$1,629.5	$1,595.6	$33.9	2.1%

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Earnings invested in the business increased in the first quarter of 2010 by net income of $28.6 million, partially offset by dividends declared of $8.7 million. The decrease in accumulated other comprehensive loss was primarily due to the recognition of prior-year service costs and actuarial losses for defined benefit pension and postretirement benefit plans and a $14.0 million prior period adjustment related to deferred taxes on post-retirement prescription drug benefits, specifically the employer subsidy provided by the U.S. government under Medicare Part D. Refer to Note 13 – Income taxes in the Notes to the Consolidated Financial Statements for further discussion on the prior period adjustment. These decreases are partially offset by the foreign currency translation adjustment of $13.2 million due to the strengthening of the U.S. dollar relative to other currencies, such as the Euro, the Romanian lei and the British pound. See “Foreign Currency” for further discussion regarding the impact of foreign currency translation. Treasury shares increased in the first quarter of 2010 as a result of Company repurchasing stock under its 2006 common stock purchase plan.

Cash Flows:
	March 31,	March 31,
	2010	2009	$ Change

(Dollars in millions)
Net cash (used) provided by operating activities	$(13.8)	$33.1	$(46.9)
Net cash used by investing activities	(15.1)	(29.6)	14.5
Net cash used by financing activities	(10.7)	(9.7)	(1.0)
Effect of exchange rate changes on cash	(6.6)	(3.1)	(3.5)

Decrease in cash and cash equivalents	$(46.2)	$(9.3)	$(36.9)

Net cash from operating activities used cash of $13.8 million in the first quarter of 2010 after providing cash of $33.1 million in the first quarter of 2009. The change in cash from operating activities was primarily due to higher pension contributions and other postretirement benefit payments as well as lower cash provided by working capital items, particularly inventories and accounts receivable, partially offset by higher net income. Pension contributions and other postretirement benefit payments were $118.7 million for the first quarter of 2010, compared to $14.7 million for the first quarter of 2009. Accounts receivable used cash of $82.1 million in the first quarter of 2010 after providing cash of $55.4 million in the first quarter of 2009. Inventories used cash of $22.5 million in the first quarter of 2010 after providing cash of $59.9 million in the first quarter of 2009. Accounts receivable and inventories increased in the first quarter of 2010 primarily due to higher volumes compared to the first quarter of 2009. In addition, the increase in accounts receivable was partially offset by the collection of retained receivables from the sale of the NRB operations of approximately $30 million to $35 million. Accounts payable and accrued expenses provided cash of $60.4 million in the first quarter of 2010 after using cash of $133.9 million for the first quarter of 2009. Net income increased $27.7 million in the first quarter of 2010 compared to the first quarter of 2009.
The net cash used by investing activities of $15.1 million for the first three months of 2010 decreased from the same period in 2009 primarily due to an $18.2 million decrease in capital expenditures in the current year. The Company expects to increase capital expenditures by approximately 20% in 2010 compared to the 2009 level.
The net cash flows from financing activities used cash of $10.7 million in the first quarter of 2010 after using cash of $9.7 million in the first quarter of 2009, as a result of the Company’s repurchase of $14.0 million of Company stock during the first quarter of 2010. This use of cash was partially offset by lower cash dividends paid to shareholders and higher net proceeds from stock option exercises during the first quarter of 2010, compared to the first quarter of 2009.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Liquidity and Capital Resources
At March 31, 2010, cash and cash equivalents of $709.3 million exceeded total debt of $515.9 million. At December 31, 2009, cash and cash equivalents of $755.5 million exceeded total debt of $512.7 million. The net debt to capital ratio was a negative 13.5% and 17.9%, respectively, at March 31, 2010 and December 31, 2009.
Reconciliation of total debt to net debt and the ratio of net debt to capital:

Net Debt:
	March 31,	Dec. 31,
	2010	2009

(Dollars in millions)
Short-term debt	$30.0	$26.3
Current portion of long-term debt	14.7	17.1
Long-term debt	471.2	469.3

Total debt	515.9	512.7
Less: cash and cash equivalents	(709.3)	(755.5)

Net (cash) debt	$(193.4)	$(242.8)

Ratio of Net Debt to Capital:
	March 31,	Dec. 31,
	2010	2009

(Dollars in millions)
Net (cash) debt	$(193.4)	$(242.8)
Shareholders’ equity	1,629.5	1,595.6

Net (cash) debt + shareholders’ equity (capital)	$1,436.1	$1,352.8

Ratio of net (cash) debt to capital	(13.5)%	(17.9)%

The Company presents net (cash) debt because it believes net (cash) debt is more representative of the Company’s financial position.
At March 31, 2010, the Company had no outstanding borrowings under its 364-day Asset Securitization Agreement (Asset Securitization), which provides for borrowings up to $100 million, subject to certain borrowing base limitations, and is secured by certain domestic trade receivables of the Company. Although the Company had no outstanding borrowings under the Asset Securitization, as of March 31, 2010, certain borrowing base limitations reduced the availability under the Asset Securitization to $97.1 million.
At March 31, 2010, the Company had no outstanding borrowings under its $500 million Senior Credit Facility, but had letters of credit outstanding totaling $32.2 million, which reduced the availability under the Senior Credit Facility to $467.8 million. The Senior Credit Facility matures on July 10, 2012. Under the Senior Credit Facility, the Company has three financial covenants: a consolidated leverage ratio, a consolidated interest coverage ratio and a consolidated minimum tangible net worth test. At March 31, 2010, the Company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.75 to 1.0. As of March 31, 2010, the Company’s consolidated leverage ratio was 1.32 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 4.0 to 1.0. As of March 31, 2010, the Company’s consolidated interest coverage ratio was 10.24 to 1.0. As of March 31, 2010, the Company’s consolidated tangible net worth exceeded the minimum required amount by a significant margin. Refer to Note 6 – Financing Arrangements in the Notes to the Consolidated Financial Statements for further discussion.
The interest rate under the Senior Credit Facility is based on the Company’s consolidated leverage ratio. In addition, the Company pays a facility fee based on the consolidated leverage ratio multiplied by the aggregate commitments of all of the lenders under this agreement. Financing costs on the Senior Credit Facility are being amortized over the life of the new agreement and are expected to result in approximately $2.9 million in annual interest expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Other sources of liquidity include lines of credit for certain of the Company’s foreign subsidiaries, which provide for borrowings up to $303.9 million. The majority of these lines are uncommitted. At March 31, 2010, the Company had borrowings outstanding of $30.0 million, which reduced the availability under these facilities to $273.9 million.
The Company expects that any cash requirements in excess of cash on hand and cash generated from operating activities will be met by the committed funds available under its Asset Securitization and the Senior Credit Facility. The Company believes it has sufficient liquidity to meet its obligations through at least the term of the Senior Credit Facility.
The Company expects to remain in compliance with its debt covenants. However, the Company may need to limit its borrowings under the Senior Credit Facility or other facilities in order to remain in compliance. As of March 31, 2010, the Company could have borrowed the full amounts available under the Senior Credit Facility and Asset Securitization Agreement, and would have still been in compliance with its debt covenants.
In September 2009, the Company issued $250 million of fixed-rated unsecured Senior Notes. These Senior Notes, which mature in September 2014, bear interest at 6.0% per annum. The net proceeds from the sale of the Senior Notes were used in December 2009 to redeem fixed-rate unsecured Senior Notes maturing in February 2010.
The Company’s debt, including the new Senior Notes, is rated “Baa3,” by Moody’s Investor Services and “BBB-“ by Standard & Poor’s Ratings Services, both of which are considered investment-grade credit ratings.
The Company expects to continue to generate cash from operations as the Company experiences improved margins in 2010. In addition, the Company expects to increase capital expenditures by approximately 20% in 2010, compared to 2009. The Company also expects to make approximately $135 million in pension contributions in 2010, compared to $65 million in 2009, of which $106 million has been contributed to date.
Financing Obligations and Other Commitments
The Company currently expects to make cash contributions of approximately $135 million, over $100 million of which is discretionary, to its global defined benefit pension plans in 2010. During the first three months of 2010, the Company has made contributions of approximately $106 million to its defined pension plans. Returns for the Company’s global defined benefit pension plan assets in 2009 were significantly above the expected rate of return assumption of 8.75 percent due to broad increases in global equity markets. These favorable returns positively impacted the funded status of the plans at the end of 2009 and are expected to result in lower pension expense and required pension contributions over the next several years. However, the impact of these favorable returns will be offset by the impact of the lower discount rate for expense in 2010, compared to 2009. Returns for the Company’s U.S. defined benefit plan pension assets for the first three months of 2010 were approximately 4%, due to the continued strong performance in the global equity markets.
During the first quarter of 2010, the Company purchased 500,000 shares of common stock for approximately $14.0 million under the Company’s 2006 common stock purchase plan. This plan authorizes the Company to buy, in the open market or in privately negotiated transactions, up to four million shares of common stock, which are to be held as treasury shares and used for specified purposes, up to an aggregate of $180 million. The authorization expires on December 31, 2012.
The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.
Recently Adopted Accounting Pronouncements:
In June 2009, the Financial Accounting Standards Board (FASB) issued new accounting guidance that amends the accounting and disclosure requirements for the consolidation of variable interest entities. The implementation of the new accounting guidance related to variable interest entities, effective January 1, 2010, did not have a material impact on the Company’s results of operations and financial condition.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Critical Accounting Policies and Estimates:
The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company reviews its critical accounting policies throughout the year. Except for the following critical accounting policy on Inventory, the Company has concluded that there have been no changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2009, during the three months ended March 31, 2010.
Inventory:
Inventories are valued at the lower of cost or market, with approximately 48% valued by the last-in, first-out (LIFO) method and the remaining 52% valued by the first-in, first-out (FIFO) method. The majority of the Company’s domestic inventories are valued by the LIFO method and all of the Company’s international (outside the United States) inventories are valued by the FIFO method. An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. The Company recognized $6.1 million in LIFO expense for the first quarter ended March 31, 2010, compared to LIFO income of $11.8 million for the first quarter ended March 31, 2009. Based on current expectations of inventory levels and costs, the Company expects to recognize approximately $22 million in LIFO expense for the year ended December 31, 2010. The expected increase in the LIFO reserve for 2010 is a result of higher costs, especially scrap steel costs, as well as higher quantities. A 1.0% increase in costs would increase the current LIFO expense estimate for 2010 by $4.2 million. A 1.0% increase in inventory quantities would increase the current LIFO expense estimate for 2010 by $0.4 million.
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
Foreign currency exchange losses included in the Company’s operating results for the three months ended March 31, 2010 were $1.6 million, compared to a gain of $7.6 million during the three months ended March 31, 2009. For the three months ended March 31, 2010, the Company recorded a negative non-cash foreign currency translation adjustment of $13.2 million that decreased shareholders’ equity, compared to a negative non-cash foreign currency translation adjustment of $44.5 million that decreased shareholders’ equity for the three months ended March 31, 2009. The foreign currency translation adjustment for the three months ended March 31, 2010 was negatively impacted by the strengthening of the U.S. dollar relative to other currencies, such as the Euro, the Romanian lei and the British pound.

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

h)	those items identified under Item 1A. Risk Factors in this document and in the Annual Report on Form 10-K for the year ended December 31, 2009.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Refer to information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. Furthermore, a discussion of market risk exposures is included in Part II, Item 7A. Quantitative and Qualitative Disclosure about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes in reported market risk since the inclusion of this discussion in the Company’s Annual Report on Form 10-K referenced above.
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
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 included a detailed discussion of our risk factors. The information presented below amends and updates those risk factors and should be read in conjunction with the risk factors and information disclosed in the Form 10-K.
We may not be able to realize the anticipated benefits from, or successfully execute, Project O.N.E.
In 2005, we began implementing Project O.N.E., a multi-year program designed to improve business processes and systems to deliver enhanced customer service and financial performance. From 2007 to 2009, we completed the installation of Project O.N.E. in most of our Bearings & Power Transmission operations located in the United States, Europe and India. In May 2010, we began to implement Project O.N.E. in certain parts of our Aerospace & Defense segment and other manufacturing and distribution operations in Asia, Europe and Australia. If we are not successful in executing or operating under Project O.N.E., or if it fails to achieve the anticipated results, then our operations, margins, sales and reputation could be adversely affected.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Common Stock
The following table provides information about purchases by the Company during the quarter ended March 31, 2010 of its common stock.

			Total number	Maximum
			of shares	number of
			purchased as	shares that
			part of publicly	may yet
	Total number	Average	announced	be purchased
	of shares	price paid	plans or	under the plans
Period	purchased(1)	per share(2)	programs	or programs(3)

1/1/10 - 1/31/10	10,539	$24.09	—	4,000,000
2/1/10 - 2/28/10	91,639	23.62	—	4,000,000
3/1/10 - 3/31/10	504,724	27.97	500,000	3,500,000

Total	606,902	$27.25	500,000	3,500,000

(1)	With respect to the shares purchased in January and February and 4,724 shares purchased in March, amounts present shares of the Company’s common stock that are owned and tendered by employees to exercise stock options, and to satisfy withholding obligations in connection with the exercise of stock options and vesting of restricted shares.

(2)	For shares tendered in connection with the vesting of restricted shares, the average price paid per share is an average calculated using the daily high and low of the Company’s common stock as quoted on the New York Stock Exchange at the time of vesting. For shares tendered in connection with the exercise of stock options, the price paid is the real time trading stock price at the time the options are exercised.

(3)	Pursuant to the Company’s 2006 common stock purchase plan, the Company may purchase up to four million shares of common stock at an amount not to exceed $180 million in the aggregate. The Company may purchase shares under its 2006 common stock purchase plan until December 31, 2012. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 1065-1 plans.
Item 6. Exhibits
10.1	Form of Performance Unit Agreement was filed on March 30, 2010 with Form 8-K (Commission File No. 1-1169) and incorporated herein by reference.

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of James W. Griffith, President and Chief Executive Officer (principal executive officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Glenn A. Eisenberg, Executive Vice President – Finance and Administration (principal financial officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of James W. Griffith, President and Chief Executive Officer (principal executive officer) and Glenn A. Eisenberg, Executive Vice President – Finance and Administration (principal financial officer) of The Timken Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY
Date May 5, 2010	By	/s/ James W. Griffith
James W. Griffith
President, Chief Executive Officer and Director (Principal Executive Officer)

Date May 5, 2010	By	/s/ Glenn A. Eisenberg
Glenn A. Eisenberg
Executive Vice President — Finance and Administration (Principal Financial Officer)