Form 10-Q
period 2010-06-30
TIMKEN CO
filed 2010-08-05
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-1169
THE TIMKEN COMPANY
(Exact name of registrant as specified in its charter)

OHIO	34-0577130
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

1835 Dueber Ave., SW, Canton, OH	44706-2798
(Address of principal executive	(Zip Code)
offices)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2010
Common Stock, without par value	96,740,681 shares

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
Part II. Other Information
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
SIGNATURES
EX-3.1
EX-12
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE TIMKEN COMPANY AND SUBSIDIARIES
Consolidated Statement of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

(Dollars in millions, except per share data)
Net sales	$1,011.4	$736.8	$1,925.1	$1,603.4
Cost of products sold	743.1	611.4	1,434.1	1,323.4

Gross Profit	268.3	125.4	491.0	280.0
Selling, general and administrative expenses	140.7	128.0	273.7	251.4
Impairment and restructuring charges	1.0	50.7	6.5	64.5

Operating Income (Loss)	126.6	(53.3)	210.8	(35.9)
Interest expense	(10.0)	(8.5)	(19.6)	(16.9)
Interest income	0.9	0.5	1.5	0.9
Other income (expense), net	2.7	(0.1)	2.1	7.9

Income (Loss) From Continuing Operations Before Income Taxes	120.2	(61.4)	194.8	(44.0)
Provision for (benefit from) income taxes	38.2	(23.0)	84.1	(4.2)

Income (Loss) From Continuing Operations	82.0	(38.4)	110.7	(39.8)
Income (loss) from discontinued operations, net of income taxes	4.2	(25.5)	4.5	(29.1)

Net Income (Loss)	86.2	(63.9)	115.2	(68.9)
Less: Net income (loss) attributable to noncontrolling interest	0.6	0.6	1.0	(5.3)

Net Income (Loss) Attributable to The Timken Company	$85.6	$(64.5)	$114.2	$(63.6)

Amounts Attributable to The Timken Company’s Common Shareholders:
Income (loss) from continuing operations, net of income taxes	$81.4	$(39.0)	$109.7	$(34.5)
Income (loss) from discontinued operations, net of income taxes	4.2	(25.5)	4.5	(29.1)

Net Income (Loss) Attributable to The Timken Company	$85.6	$(64.5)	$114.2	$(63.6)

Net Income (Loss) per Common Share Attributable to The Timken Company’s Common Shareholders
Earnings (loss) per share — Continuing Operations	$0.84	$(0.40)	$1.13	$(0.36)
Earnings (loss) per share — Discontinued Operations	0.04	(0.27)	0.05	(0.30)

Basic earnings (loss) per share	$0.88	$(0.67)	$1.18	$(0.66)

Diluted earnings (loss) per share — Continuing Operations	$0.84	$(0.40)	$1.13	$(0.36)
Diluted earnings (loss) per share — Discontinued Operations	0.04	(0.27)	0.05	(0.30)

Diluted earnings (loss) per share	$0.88	$(0.67)	$1.18	$(0.66)

Dividends per share	$0.13	$0.09	$0.22	$0.27

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheet

	(Unaudited)
	June 30,	December 31,
	2010	2009

(Dollars in millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$796.2	$755.5
Accounts receivable, less allowances: 2010 - $31.0 million; 2009 - $41.6 million	500.3	411.2
Inventories, net	699.5	671.2
Deferred income taxes	60.3	61.5
Deferred charges and prepaid expenses	13.0	11.8
Other current assets	45.0	111.3

Total Current Assets	2,114.3	2,022.5

Property, Plant and Equipment — Net	1,263.5	1,335.2

Other Assets
Goodwill	218.3	221.7
Other intangible assets	127.5	132.1
Deferred income taxes	234.7	248.6
Other non-current assets	46.8	46.7

Total Other Assets	627.3	649.1

Total Assets	$4,005.1	$4,006.8

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$5.0	$26.3
Accounts payable	220.5	156.0
Salaries, wages and benefits	183.4	142.5
Deferred income taxes	9.0	9.2
Other current liabilities	160.6	189.3
Current portion of long-term debt	12.3	17.0

Total Current Liabilities	590.8	540.3

Non-Current Liabilities
Long-term debt	476.1	469.2
Accrued pension cost	568.2	690.9
Accrued postretirement benefits cost	597.6	604.2
Deferred income taxes	6.2	6.1
Other non-current liabilities	107.9	100.4

Total Non-Current Liabilities	1,756.0	1,870.8

Shareholders’ Equity
Class I and II Serial Preferred Stock without par value:
Authorized - 10,000,000 shares each class, none issued	—	—
Common stock without par value:
Authorized - 200,000,000 shares
Issued (including shares in treasury) (2010 - 98,153,317 shares; 2009 - 97,034,033 shares)
Stated capital	53.1	53.1
Other paid-in capital	874.5	843.5
Earnings invested in the business	1,495.8	1,402.9
Accumulated other comprehensive loss	(743.8)	(717.1)
Treasury shares at cost (2010 - 1,412,636 shares; 2009 - 179,963 shares)	(39.9)	(4.7)

Total Shareholders’ Equity	1,639.7	1,577.7

Noncontrolling Interest	18.6	18.0

Total Equity	1,658.3	1,595.7

Total Liabilities and Equity	$4,005.1	$4,006.8

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009

(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income (loss) attributable to The Timken Company	$114.2	$(63.6)
(Earnings) loss from discontinued operations	(4.5)	29.1
Net income (loss) attributable to noncontrolling interest	1.0	(5.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	95.2	101.8
Impairment charges	—	34.9
Loss on disposals of property, plant and equipment	2.3	0.5
Deferred income tax provision (benefit)	17.1	(0.8)
Stock based compensation expense	8.5	8.2
Pension and other postretirement expense	45.9	47.7
Pension contributions and other postretirement benefit payments	(133.6)	(34.7)
Changes in operating assets and liabilities:
Accounts receivable	(103.8)	143.1
Inventories	(45.7)	204.1
Accounts payable and accrued expenses	82.9	(186.3)
Income taxes	66.1	(22.1)
Other — net	13.9	(3.9)

Net Cash Provided by Operating Activities — Continuing Operations	159.5	252.7
Net Cash Provided by Operating Activities — Discontinued Operations	4.5	0.7

Net Cash Provided By Operating Activities	164.0	253.4

Investing Activities
Capital expenditures	(39.0)	(53.3)
Acquisitions	—	(0.3)
Proceeds from disposals of property, plant and equipment	0.5	3.5
Other	1.1	1.9

Net Cash Used by Investing Activities — Continuing Operations	(37.4)	(48.2)
Net Cash Used by Investing Activities — Discontinued Operations	—	(1.0)

Net Cash Used by Investing Activities	(37.4)	(49.2)

Financing Activities
Cash dividends paid to shareholders	(21.3)	(26.1)
Net proceeds from common share activity	19.4	—
Purchase of treasury shares	(29.2)	—
Proceeds from issuance of long-term debt	11.0	—
Payments on long-term debt	(9.0)	(10.3)
Short-term debt activity — net	(20.8)	(32.1)

Net Cash Used by Financing Activities	(49.9)	(68.5)
Effect of exchange rate changes on cash	(36.0)	8.0

Increase In Cash and Cash Equivalents	40.7	143.7
Cash and cash equivalents at beginning of year	755.5	133.4

Cash and Cash Equivalents at End of Period	$796.2	$277.1

See accompanying the Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions, except share and per share data)
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
During the first quarter of 2009, the Company recorded two adjustments related to its 2008 Consolidated Financial Statements. Net income (loss) attributable to noncontrolling interest increased by $6.1 million (after-tax) due to a correction of an error related to the $18.4 million goodwill impairment loss the Company recorded in the fourth quarter of 2008 for the Mobile Industries segment. In recording this goodwill impairment loss, the Company did not recognize that a portion of the loss related to two separate subsidiaries in India and South Africa of which the Company holds less than 100% ownership. In addition, income (loss) from continuing operations before income taxes decreased by $3.4 million, or $0.04 per share, ($2.0 million after-tax or $0.02 per share) due to a correction of an error related to $3.4 million of in-process research and development costs that were recorded in other current assets with the anticipation of being paid for by a third-party. However, the Company subsequently realized that the balance could not be substantiated through a contract with a third party. The net effect of these errors understated 2008 net income attributable to The Timken Company of $267.7 million by $4.1 million. Furthermore, the net effect of these errors overstated the Company’s first quarter 2009 net income attributable to The Timken Company of $0.9 million by $4.1 million. Had these adjustments been recorded in the fourth quarter of 2008, rather than the first quarter of 2009, the results for the first quarter of 2009 would have been a net loss attributable to The Timken Company of $3.2 million. Management of the Company concluded the effect of the first quarter adjustments was immaterial to the Company’s 2008 and first-quarter 2009 financial statements, as well as to the full-year 2009 financial statements.
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
Note 3 — Inventories

	June 30,	December 31,
	2010	2009

Inventories, net:
Manufacturing supplies	$54.8	$53.0
Work in process and raw materials	342.6	269.1
Finished products	302.1	349.1

Total Inventories, net	$699.5	$671.2

An actual valuation of the inventory under the last-in, first-out (LIFO) method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. The LIFO reserve at June 30, 2010 and December 31, 2009 was $244.3 million and $237.7 million, respectively. The Company recognized an increase in its LIFO reserve of $0.5 million and $6.6 million during the second quarter and first six months of 2010 compared to a decrease in its LIFO reserve of $1.5 million and $13.3 million during the second quarter and first six months of 2009.

Note 4 — Property, Plant and Equipment

	June 30,	December 31,
	2010	2009

Property, Plant and Equipment:
Land and buildings	$590.3	$611.7
Machinery and equipment	2,789.0	2,786.4

Subtotal	3,379.3	3,398.1
Less allowances for depreciation	(2,115.8)	(2,062.9)

Property, Plant and Equipment — net	$1,263.5	$1,335.2

At June 30, 2010 and December 31, 2009, machinery and equipment included approximately $107.7 million and $104.3 million, respectively, of capitalized software. Depreciation expense for the three months ended June 30, 2010 and 2009 was $44.9 million and $48.0 million, respectively. Depreciation expense for the first six months ended June 30, 2010 and 2009 was $90.2 million and $94.8 million, respectively. Depreciation expense on capitalized software for the three months ended June 30, 2010 and 2009 was approximately $5.1 million and $5.8 million, respectively. Depreciation expense on capitalized software for the six months ended June 30, 2010 and 2009 was approximately $10.4 million and $10.9 million, respectively.
Note 5 — Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2010 are as follows:

	Beginning			Ending
	Balance	Acquisitions	Other	Balance

Segment:
Process Industries	$49.5	$—	$(2.7)	$46.8
Aerospace and Defense	162.6	—	(0.7)	161.9
Steel	9.6	—	—	9.6

Total	$221.7	$—	$(3.4)	$218.3

Other primarily includes foreign currency translation adjustments.

The following table displays intangible assets as of June 30, 2010 and December 31, 2009:

	As of June 30, 2010			As of December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangible assets subject to amortization:

Customer relationships	$79.1	$16.5	$62.6	$79.1	$14.3	$64.8
Engineering drawings	2.0	2.0	—	2.0	2.0	—
Know-how	2.0	0.9	1.1	2.1	0.9	1.2
Industrial license agreements	0.2	0.1	0.1	—	—	—
Land-use rights	8.0	3.1	4.9	7.9	3.0	4.9
Patents	4.4	3.1	1.3	4.4	2.9	1.5
Technology use	35.6	5.2	30.4	35.6	4.2	31.4
Trademarks	6.0	4.8	1.2	6.0	4.7	1.3
PMA licenses	8.8	2.4	6.4	8.8	2.2	6.6
Non-compete agreements	2.7	1.6	1.1	2.7	1.2	1.5
Unpatented technology	7.7	5.8	1.9	7.6	5.3	2.3

	$156.5	$45.5	$111.0	$156.2	$40.7	$115.5

Intangible assets not subject to amortization:
Goodwill	218.3	—	218.3	221.7	—	221.7
Tradename	1.4	—	1.4	1.4	—	1.4
Industrial license agreements	0.9	—	0.9	1.0	—	1.0
FAA air agency certificates	14.2	—	14.2	14.2	—	14.2

	$234.8	$—	$234.8	$238.3	$—	$238.3

Total intangible assets	$391.3	$45.5	$345.8	$394.5	$40.7	$353.8

Amortization expense for intangible assets for the three months and six months ended June 30, 2010 was $2.4 million and $4.8 million, respectively. Amortization expense for intangible assets is estimated to be approximately $11.4 million for 2010; $11.0 million in 2011; $10.6 million in 2012; $8.1 million in 2013 and $7.7 million in 2014.
Note 6 — Financing Arrangements
Short-term debt at June 30, 2010 and December 31, 2009 was as follows:

	June 30,	December 31,
	2010	2009

Variable-rate lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 2.17% to 4.71% and 1.98% to 5.05% at June 30, 2010 and December 31, 2009, respectively	$5.0	$26.3

Short-term debt	$5.0	$26.3

The lines of credit for certain of the Company’s foreign subsidiaries provide for borrowings up to $280.6 million. At June 30, 2010, the Company had borrowings outstanding of $5.0 million, which reduced the availability under these facilities to $275.6 million.
The Company has a $100 million Accounts Receivable Securitization Financing Agreement (Asset Securitization Agreement), which expires November 15, 2010. Under the terms of the Asset Securitization Agreement, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary that in turn uses the trade receivables to secure borrowings, which are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the agreement are limited to certain borrowing base calculations. Any amounts outstanding under this Asset Securitization Agreement would be reported on the Company’s Consolidated Balance Sheet in Short-term debt. As of June 30, 2010, there were no outstanding borrowings under the Asset Securitization Agreement. The cost of this credit facility, which is the commercial paper rate plus program fees, is considered a financing cost and is included in Interest expense in the Consolidated Statement of Income.

Long-term debt at June 30, 2010 and December 31, 2009 was as follows:

	June 30,	December 31,
	2010	2009

Fixed-rate Medium-Term Notes, Series A, due at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	$175.0	$175.0
Fixed-rate Senior Unsecured Notes, due September 15, 2014, with an interest rate of 6.0%	249.7	249.7
Variable-rate State of Ohio Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.25% at June 30, 2010)	12.2	12.2
Variable-rate State of Ohio Air Quality Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.42% at June 30, 2010)	9.5	9.5
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (0.35% at June 30, 2010)	17.0	17.0
Variable-rate credit facility with US Bank for Advanced Green Components, LLC, maturing on July 17, 2011 (1.41% at June 30, 2010)	4.7	6.1
Variable-rate credit facility with US Bank for Advanced Green Components, LLC, guaranteed by The Timken Company, maturing on July 17, 2011 (4.08% at June 30, 2010)	3.8	5.6
Other	16.5	11.1

	488.4	486.2
Less current maturities	12.3	17.0

Long-term debt	$476.1	$469.2

On September 9, 2009, the Company completed a public offering of $250 million of fixed-rate 6.0% unsecured Senior Notes, due in 2014. The net proceeds from the sale of the notes were used for the repayment of the Company’s fixed-rate 5.75% unsecured Senior Notes, which were due to mature on February 15, 2010.
On July 10, 2009, the Company entered into a new $500 million Amended and Restated Credit Agreement (Senior Credit Facility). At June 30, 2010, the Company had no outstanding borrowings under its Senior Credit Facility but had letters of credit outstanding totaling $32.2 million, which reduced the availability under the Senior Credit Facility to $467.8 million. This Senior Credit Facility matures on July 10, 2012. Under the Senior Credit Facility, the Company has three financial covenants: a consolidated leverage ratio, a consolidated interest coverage ratio and a consolidated minimum tangible net worth test. At June 30, 2010, the Company was in full compliance with the covenants under the Senior Credit Facility.
Advanced Green Components, LLC (AGC) is a joint venture of the Company. The Company is the guarantor of $3.8 million of AGC’s $8.5 million credit facility with US Bank. Effective as of July 17, 2010, AGC renewed its credit facility with US Bank for another 365 days.
Lines of credit for certain of the Company’s foreign subsidiaries also provide for long-term borrowings up to $27.1 million. At June 30, 2010, the Company had borrowings outstanding of $12.5 million, which reduced the availability under these long-term facilities to $14.6 million.
Note 7 — Product Warranty
The Company provides limited warranties on certain of its products. The Company accrues liabilities for warranty based upon specific claims and a review of historical warranty claim experience in accordance with accounting rules for contingent liabilities. Should the Company become aware of a specific potential warranty claim for which liability is probable and reasonably estimable, a specific charge is recorded and accounted for accordingly. Adjustments are made quarterly to the accruals as claim data and historical experience change.

The following is a rollforward of the warranty accruals for the six months ended June 30, 2010 and the twelve months ended December 31, 2009:

	June 30,	December 31,
	2010	2009

Beginning balance, January 1	$5.4	$13.5
Expense	1.3	4.7
Payments	(0.9)	(12.8)

Ending Balance	$5.8	$5.4

The product warranty accrual at June 30, 2010 and December 31, 2009 was included in other current liabilities on the Consolidated Balance Sheet.
Note 8 — Equity

		The Timken Company Shareholders
					Accumulated
				Earnings	Other
			Other	Invested	Comp-		Non-
		Stated	Paid-In	in the	rehensive	Treasury	controlling
	Total	Capital	Capital	Business	Income	Stock	Interest

Balance at December 31, 2009	$1,595.7	$53.1	$843.5	$1,402.9	$(717.1)	$(4.7)	$18.0

Net income	115.2			114.2			1.0

Foreign currency translation adjustment	(71.0)				(71.0)
Pension and postretirement liability adjustment (income tax benefit of $3.2 million)	42.8				42.8
Unrealized loss on marketable securities	(0.2)				(0.2)
Change in fair value of derivative financial instruments, net of reclassifications	1.7				1.7

Total comprehensive income	88.5

Dividends declared to noncontrolling interest	(0.4)						(0.4)
Dividends — $0.22 per share	(21.3)			(21.3)
Tax benefit from compensation	1.3		1.3
Stock-based compensation expense	8.5		8.5
Issuance of 1,232,673 shares from treasury	(31.5)		3.7			(35.2)
Issuance of 1,119,284 share from authorized	17.5		17.5

Balance at June 30, 2010	$1,658.3	$53.1	$874.5	$1,495.8	$(743.8)	$(39.9)	$18.6

The total comprehensive income for the three months and six months ended June 30, 2010 was $41.7 million and $88.5 million, respectively. The total comprehensive income for the three months and six months ended June 30, 2009 was $0.8 million and $40.5 million, respectively.
The pension and postretirement liability adjustment of $42.8 million for the six months ended June 30, 2010 includes a $14.1 million prior period adjustment (benefit) related to deferred taxes on post-retirement prescription drug benefits, specifically the employer subsidy provided by the U.S. government under Medicare Part D. Refer to Note 13 — Income Taxes in the Notes to the Consolidated Financial Statements for further discussion on this prior period adjustment.

Note 9 — Earnings Per Share
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three months and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Numerator:
Income (Loss) from continuing operations attributable to The Timken Company	$81.4	$(39.0)	$109.7	$(34.5)
Less: undistributed earnings (loss) allocated to nonvested stock	0.4	(0.3)	0.5	(0.4)

Income (Loss) from continuing operations available to common shareholders for basic earnings (loss) per share and diluted earnings (loss) per share	81.0	(38.7)	109.2	(34.1)

Denominator:
Weighted average number of shares outstanding — basic	96,305,087	96,147,809	96,336,974	96,082,491
Effect of dilutive options	571,590	—	455,855	—

Weighted average number of shares outstanding, assuming dilution of stock options	96,876,677	96,147,809	96,792,829	96,082,491

Basic earnings (loss) per share from continuing operations	$0.84	$(0.40)	$1.13	$(0.36)

Diluted earnings (loss) per share from continuing operations	$0.84	$(0.40)	$1.13	$(0.36)

The exercise prices for certain stock options that the Company has awarded exceed the average market price of the Company’s common stock. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. The antidilutive stock options outstanding were 1,554,605 and 4,129,493 for the three months ended June 30, 2010 and 2009, respectively. The antidilutive stock options outstanding were 1,960,955 and 4,533,820 for the six months ended June 30, 2010 and 2009, respectively.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net sales to external customers:
Mobile Industries	$400.4	$292.2	$767.9	$592.8
Process Industries	211.0	206.4	416.9	430.5
Aerospace and Defense	82.7	109.2	174.8	218.5
Steel	317.3	129.0	565.5	361.6

	$1,011.4	$736.8	$1,925.1	$1,603.4

Intersegment sales:
Process Industries	$0.6	$0.6	$1.3	$1.6
Steel	20.8	5.8	42.9	21.8

	$21.4	$6.4	$44.2	$23.4

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Segment EBIT, as adjusted:
Mobile Industries	$68.5	$(12.0)	$110.9	$(14.3)
Process Industries	28.9	35.1	55.8	78.6
Aerospace and Defense	7.2	18.7	20.0	36.8
Steel	43.0	(32.9)	62.9	(40.2)

Total EBIT, as adjusted, for reportable segments	$147.6	$8.9	$249.6	$60.9

Unallocated corporate expenses	(17.8)	(13.2)	(31.6)	(25.5)
Impairment and restructuring	(1.0)	(50.7)	(6.5)	(64.5)
Rationalization and integration charges	(0.7)	(2.2)	(2.1)	(3.7)
Other	0.1	0.8	(0.1)	2.0
Interest expense	(10.0)	(8.5)	(19.6)	(16.9)
Interest income	0.9	0.5	1.5	0.9
Intersegment adjustments	1.1	3.0	3.6	2.8

Income (loss) from continuing operations before income taxes	$120.2	$(61.4)	$194.8	$(44.0)

Intersegment sales represent sales between the segments. These sales are eliminated upon consolidation.
Note 11 — Impairment and Restructuring Charges
Impairment and restructuring charges by segment are comprised of the following:
For the three months ended June 30, 2010:

	Mobile	Process	Aerospace
	Industries	Industries	& Defense	Steel	Corporate	Total

Severance expense and related benefit costs	$(0.6)	$—	$0.7	$0.1	$—	$0.2
Exit costs	0.5	0.1	0.2	—	—	0.8

Total	$(0.1)	$0.1	$0.9	$0.1	$—	$1.0

For the three months ended June 30, 2009:

	Mobile	Process	Aerospace
	Industries	Industries	& Defense	Steel	Corporate	Total

Impairment charges	$2.2	$26.9	$2.0	$—	$—	$31.1
Severance expense and related benefit costs	9.3	3.9	1.4	2.8	0.7	18.1
Exit costs	0.8	0.7	—	—	—	1.5

Total	$12.3	$31.5	$3.4	$2.8	$0.7	$50.7

For the six months ended June 30, 2010:

	Mobile	Process	Aerospace
	Industries	Industries	& Defense	Steel	Corporate	Total

Severance expense and related benefit costs	$1.7	$1.6	$1.4	$(0.1)	$0.6	$5.2
Exit costs	0.9	0.1	0.3	—	—	1.3

Total	$2.6	$1.7	$1.7	$(0.1)	$0.6	$6.5

For the six months ended June 30, 2009:

	Mobile	Process	Aerospace
	Industries	Industries	& Defense	Steel	Corporate	Total

Impairment charges	$3.0	$29.9	$2.0	$—	$—	$34.9
Severance expense and related benefit costs	16.1	4.8	1.5	3.2	1.9	27.5
Exit costs	0.8	1.3	—	—	—	2.1

Total	$19.9	$36.0	$3.5	$3.2	$1.9	$64.5

The following discussion explains the major impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above.
Selling and Administrative Reductions
In March 2009, the Company announced the realignment of its organization to improve efficiency and reduce costs as a result of the economic downturn. During the second quarter of 2010, the Company reduced its severance and related benefits accruals related to this initiative by $0.6 million. During the first six months of 2010, the Company recorded $0.7 million of severance and related benefit costs related to this initiative to eliminate approximately 25 associates. The $0.7 million charge for the first six months of 2010 primarily related to Corporate. During the second quarter and the first six months of 2009, the Company recorded $8.5 million and $10.8 million, respectively, of severance and related benefit costs related to this initiative to eliminate approximately 270 associates. Of the $8.5 million charge for the second quarter of 2009, $4.1 million related to the Mobile Industries segment, $1.8 million related to the Process Industries segment, $1.1 million related to the Steel segment, $0.8 million related to the Aerospace segment and $0.7 million related to Corporate. Of the $10.8 million charge for the first six months of 2009, $4.6 million related to the Mobile Industries segment, $2.0 million related to the Process Industries segment, $1.9 million related to Corporate, $1.5 million related to the Steel segment and $0.8 million related to the Aerospace segment.
Manufacturing Workforce Reductions
During the second quarter and first six months of 2010, the Company recorded $0.8 million and $4.1 million, respectively, in severance and related benefit costs to eliminate approximately 150 associates to properly align its business as a result of the continued downturn in the economy and expected market demand. The $0.8 million charge for the second quarter of 2010 primarily related to the Aerospace and Defense segment. Of the $4.1 million charge for the first six months of 2010, $1.5 million related to the Mobile Industries segment, $1.3 million related to the Process Industries segment and $1.3 million related to the Aerospace and Defense segment. In addition, the Company recorded $0.4 million and $1.0 million, respectively, of exit costs in the second quarter and first six months of 2010 related to this initiative. During the second quarter and first six months of 2009, the Company recorded $8.7 million and $15.2 million, respectively, in severance and related benefit costs, including a curtailment of pension benefits of $1.8 million, to eliminate approximately 1,900 associates to properly align its business as a result of the economic downturn and expected market demand. Of the $8.7 million charge for the second quarter of 2009, $4.6 million related to the Mobile Industries segment, $1.8 million related to the Process Industries segment, $1.7 million related to the Steel segment and $0.6 million related to the Aerospace and Defense segment. Of the $15.2 million charge for the first six months of 2009, $10.3 million related to the Mobile Industries segment, $2.5 million related to the Process Industries segment, $1.7 million related to the Steel segment and $0.7 million related to the Aerospace and Defense segment.
Torrington Campus
On July 20, 2009, the Company sold the remaining portion of its Torrington, Connecticut office complex. In anticipation of the loss that the Company expected to record upon completion of the sale of this property, the Company recorded an impairment charge of $6.4 million during the second quarter of 2009.

Mobile Industries
In March 2007, the Company announced the closure of its manufacturing facility in Sao Paulo, Brazil. The Company completed the closure of this manufacturing facility on March 31, 2010. The Company expects to incur pretax costs of approximately $25 million to $30 million, which includes restructuring costs and rationalization costs recorded in cost of products sold and selling, general and administrative expenses. Mobile Industries has incurred cumulative pretax costs of approximately $25.3 million as of June 30, 2010 related to this closure. During the second quarter and first six months of 2010, the Company recorded $0.3 million of severance and related benefit costs associated with the closure of the Company’s Sao Paulo, Brazil manufacturing facility. During the second quarter and first six months of 2009, the Company recorded $0.6 million and $1.2 million, respectively, of severance and related benefit costs and exit costs of $0.8 million associated with the closure of this facility.
In addition to the above charges, the Company recorded impairment charges of $0.8 million during the first six months of 2009 related to an impairment of fixed assets at one of its facilities in France as a result of the carrying value of these assets exceeding expected future cash flows.
Process Industries
In May 2004, the Company announced plans to rationalize its three bearing plants in Canton, Ohio within the Process Industries segment. This rationalization initiative is expected to deliver annual pretax savings of approximately $35 million through streamlining operations and workforce reductions, with expected pretax costs of approximately $70 million to $80 million (including pretax cash costs of approximately $40 million), by the end of 2010.
The Company recorded impairment charges of $24.7 million and exit costs of $0.7 million during the second quarter of 2009 as a result of the Process Industries’ rationalization plans. During the first six months of 2009, the Company recorded impairment charges of $27.7 million and exit costs of $1.3 million. The significant impairment charge was recorded during the second quarter of 2009 as a result of the rapid deterioration of the market sectors served by one of the rationalized plants resulting in the carrying value of the fixed assets for this plant exceeding their projected future cash flows. The Company then arrived at fair value by either valuing the assets in use, where the assets were still producing product, or in exchange, where the assets had been idled. The fair value was determined based on market comparisons of similar assets. The Company closed this plant at the end of 2009. Including rationalization costs recorded in cost of products sold and selling, general and administrative expenses, the Process Industries segment has incurred cumulative pretax costs of approximately $70.2 million as of June 30, 2010 for these rationalization plans. As of June 30, 2010, the Process Industries segment has realized approximately $15 million in annual pretax savings.
The following is a rollfoward of the consolidated restructuring accrual for the six months ended June 30, 2010 and the twelve months ended December 31, 2009:

	June 30,	December 31,
	2010	2009

Beginning balance, January 1	$34.0	$17.0
Expense	6.5	55.6
Payments	(20.9)	(38.6)

Ending balance	$19.6	$34.0

The restructuring accrual at June 30, 2010 and December 31, 2009 is included in other current liabilities on the Consolidated Balance Sheet. The restructuring accrual at December 31, 2009 excludes costs related to the curtailment of pension benefit plans of $0.9 million. The accrual at June 30, 2010 includes $12.8 million of severance and related benefits, with the remainder of the balance primarily representing environmental exit costs. The majority of the $12.8 million accrual relating to severance and related benefits is expected to be paid by the end of 2010.

Note 12 — Retirement and Postretirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s retirement and postretirement benefit plans. The amounts for the three months and six months ended June 30, 2010 are based on actuarial calculations prepared during 2009. These updated calculations may result in different net periodic benefit cost for 2010. The net periodic benefit cost recorded for the three months ended and six months ended June 30, 2010 is the Company’s best estimate of each period’s proportionate share of the amounts to be recorded for the year ended December 31, 2010.

	Pension		Postretirement
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Components of net periodic benefit cost
Service cost	$7.0	$10.6	$0.4	$0.5
Interest cost	39.3	38.7	8.4	8.8
Expected return on plan assets	(50.8)	(48.9)	—	—
Amortization of prior service cost	2.4	2.8	(0.4)	(0.5)
Recognized net actuarial loss	13.7	8.4	0.7	0.6
Curtailment income	—	(0.2)	—	—

Net periodic benefit cost	$11.6	$11.4	$9.1	$9.4

	Pension		Postretirement
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Components of net periodic benefit cost
Service cost	$16.5	$19.2	$1.1	$1.3
Interest cost	79.0	78.1	17.5	19.4
Expected return on plan assets	(100.1)	(96.2)	—	—
Amortization of prior service cost	4.7	5.7	(0.7)	(1.1)
Recognized net actuarial loss	25.9	17.8	2.0	1.9
Curtailment loss	—	1.6	—	—

Net periodic benefit cost	$26.0	$26.2	$19.9	$21.5

On February 12, 2009, the Company was informed of alleged irregularities in the operation of an equity-related investment in its U.S. defined benefit pension trust. A court-appointed receiver is now in control of the outside investment firm and is conducting an ongoing investigation into the matter. In the fourth quarter of 2009, the Company recorded a $13 million charge to other comprehensive income for the estimated loss related to this investment. The Company has up to $25 million of crime insurance coverage and notified its insurance carriers about the matter. In July 2010, the Company received a payment of $20 million from one of its insurance carriers.

Note 13 — Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Provision for (benefit from) income taxes	$38.2	$(23.0)	$84.1	$(4.2)
Effective tax rate	31.8%	37.5%	43.2%	9.5%

The Company’s provision for income taxes in interim periods is computed in accordance with Accounting Standards Codification 740 by applying the appropriate annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior year tax liabilities, are recorded during the periods in which they occur.
The effective tax rate on the pretax income for the second quarter of 2010 was favorable relative to the U.S. federal statutory tax rate of 35% primarily due to earnings in certain foreign jurisdictions where the effective tax rate is less than 35%, partially offset by losses at certain foreign subsidiaries where no tax benefit could be recorded, U.S. state and local tax and the net effect of other items.
The effective tax rate on the pretax loss for the second quarter of 2009 was favorable relative to the U.S. federal statutory tax rate of 35% primarily due to earnings in certain foreign jurisdictions where the effective tax rate is less than 35%, partially offset by losses at certain foreign subsidiaries where no tax benefit could be recorded, as well as the net impact of discrete tax adjustments recorded during the period, and the net effect of other items.
The effective tax rate on the pretax income for the first six months of 2010 was unfavorable relative to the U.S. federal statutory tax rate of 35% primarily due to a $21.6 million charge recorded to reflect the deferred tax impact of the U.S. Patient Protection and Affordable Care Act (as amended) enacted in the first quarter of 2010, losses at certain foreign subsidiaries where no tax benefit could be recorded, U.S. state and local taxes and the net effect of other items. These increases were partially offset by the earnings in certain foreign jurisdictions where the effective tax rate is less than 35%.
The effective tax rate on the pretax loss for the first six months of 2009 was unfavorable relative to the U.S. federal statutory tax rate of 35% primarily due to losses at certain foreign subsidiaries where no tax benefit could be recorded and the net effect of other items, partially offset by earnings in certain foreign jurisdictions where the effective tax rate is less than 35%.
In the first six months of 2010, the Company’s unrecognized tax benefits decreased by $12.3 million. This includes a decrease of $17.9 million related to settlements with tax authorities and a decrease of $3.0 million related to lapses in statutes of limitation, partially offset by an increase of $8.3 million for tax positions related to prior years and an increase of $0.3 million related to tax positions in the current year. As of June 30, 2010, the Company has approximately $65.5 million of total gross unrecognized tax benefits. Included in this amount is approximately $44.0 million, which represents the amount of unrecognized tax benefits that would favorably impact the Company’s effective income tax rate in any future periods if such benefits were recognized.
In the first quarter of 2010, the Company recorded a $14.1 million adjustment to other comprehensive income for deferred taxes on postretirement prescription drug benefits, specifically the employer subsidy provided by the U.S. government under the Medicare Part D program (the Medicare subsidy). During the first quarter of 2010, the Company determined it had provided deferred taxes on postretirement benefit plan accruals recorded through other comprehensive income net of the Medicare subsidy, rather than on a gross basis. The cumulative impact of this error resulted in a cumulative understatement of deferred tax assets totaling $14.1 million and a corresponding overstatement of accumulated other comprehensive loss. Management concluded the effect of the adjustment was not material to the Company’s prior three fiscal years and first quarter 2010 financial statements, as well as the estimated full-year 2010 financial statements.

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
The following results of operations for this business have been treated as discontinued operations for all periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net sales	$—	$92.2	$—	$185.9
Cost of goods sold	—	98.8	—	194.9

Gross profit	—	(6.6)	—	(9.0)
Selling, general and administrative expenses	—	14.3	—	29.9
Impairment and restructuring charges	—	4.2	—	5.2
Interest expense, net	—	—	—	0.1
Other expense, net	—	0.4	—	0.9

Loss before income taxes on operations	—	(25.5)	—	(45.1)
Income tax benefit on operations	—	—	—	16.0
Gain on divestiture	6.1	—	6.9	—
Income tax expense on disposal	(1.9)	—	(2.4)	—

Income (loss) from discontinued operations	$4.2	$(25.5)	$4.5	$(29.1)

As of June 30, 2010, there were no assets or liabilities remaining from the divestiture of the NRB operations.
Note 15 — Derivative Instruments and Hedging Activities
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
As of June 30, 2010, the Company had $207.6 million of outstanding foreign currency forward contracts at notional value. The total notional value of foreign currency hedges as of December 31, 2009 was $248.0 million.

Cash Flow Hedging Strategy
For certain derivative instruments that are designated as and qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion), or hedge components excluded from the assessment of effectiveness, are recognized in the Consolidated Statement of Income during the current period.
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
The following table presents the fair value and location of all assets and liabilities associated with the Company’s hedging instruments within the unaudited Consolidated Balance Sheet:

		Asset Derivatives		Liability Derivatives
			Fair		Fair
		Fair Value at	Value at	Fair Value at	Value at
	Balance Sheet Location	6/30/10	06/30/09	6/30/10	06/30/09

Derivatives designated as hedging instruments
Foreign currency forward contracts	Other non-current liabilities	$2.8	$0.7	$1.7	$1.9

Total derivatives designated as hedging instruments		$2.8	$0.7	$1.7	$1.9
Derivatives not designated as hedging instruments
Foreign currency forward contracts	Other non-current assets/liabilities	$8.4	$2.0	$5.4	$4.0

Total derivatives		$11.2	$2.7	$7.1	$5.9

The following tables present the impact of derivative instruments and their location within the unaudited Consolidated Statement of Income:

		Amount of gain or (loss)		Amount of gain or (loss)
		recognized in income on		recognized in income on
		derivative		derivative
		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Location of gain or (loss)
Derivatives in Fair Value	recognized in income on
Hedging Relationships	derivative	2010	2009	2010	2009

Interest rate swaps	Interest expense	$—	$0.1	$—	$(0.6)
Natural gas forward contracts	Other (expense) income, net	—	(0.2)	—	(1.6)

Total		$—	$(0.1)	$—	$(2.2)

		Amount of gain or (loss)		Amount of gain or (loss)
		recognized in income on		recognized in income on
		derivative		derivative
		Three Months Ended		Six Months Ended
		June 30,		June 30,
	Location of gain or (loss)
Hedge items in Fair Value	recognized in income on
Hedge Relationships	derivative	2010	2009	2010	2009

Fixed-rate debt	Interest expense	$—	$(0.1)	$—	$0.6
Natural gas	Other (expense) income, net	—	0.1	—	1.2

Total		$—	$—	$—	$1.8

	Amount of gain or (loss)		Amount of gain or (loss)
	recognized in OCI on		reclassified from AOCI
	derivative		into income (effective portion)
	Three Months Ended		Three Months Ended
	June 30,		June 30,
Derivatives in cash flow hedging relationships	2010	2009	2010	2009

Foreign currency forward contracts	$(0.7)	$(0.1)	$0.4	$(0.8)

Total	$(0.7)	$(0.1)	$0.4	$(0.8)

	Amount of gain or (loss)		Amount of gain or (loss)
	recognized in OCI on		reclassified from AOCI
	derivative		into income (effective portion)
	Six Months Ended		Six Months Ended
	June 30,		June 30,
Derivatives in cash flow hedging relationships	2010	2009	2010	2009

Foreign currency forward contracts	$0.8	$(0.4)	$1.2	$—

Total	$0.8	$(0.4)	$1.2	$—

		Amount of gain or (loss)		Amount of gain or (loss)
		recognized in income on		recognized in income on
		derivative		derivative
	Location of gain or (loss)	Three Months Ended		Six Months Ended
Derivatives not designated as	recognized in income on	June 30,		June 30,
hedging instruments	derivative	2010	2009	2010	2009

Foreign currency forward contracts	Cost of sales	$—	$0.1	$—	$—
Foreign currency forward contracts	Other (expense) income, net	7.3	1.2	5.0	2.6

Total		$7.3	$1.3	$5.0	$2.6

Note 16 — Fair Value
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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2010:

	Fair Value at June 30, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Foreign currency hedges	$11.2	$—	$11.2	$—

Total Assets	$11.2	$—	$11.2	$—

Liabilities:
Foreign currency hedges	$7.1	$—	$7.1	$—

Total Liabilities	$7.1	$—	$7.1	$—

Financial Instruments
The Company has adopted the revisions to the FASB’s accounting rules regarding financial instruments. The carrying value of cash and cash equivalents, accounts receivable, commercial paper, short-term borrowings and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $476.8 million and $440.1 million at June 30, 2010 and December 31, 2009, respectively. The carrying value of this debt was $437.7 million and $430.6 million at June 30, 2010 and December 31, 2009, respectively.
Note 17 — Subsequent Events
On July 19, 2010, the Company announced the execution of an agreement to acquire the business of QM Bearings and Power Transmission, Incorporated (QM). QM is located in Ferndale, Washington and manufactures spherical roller bearing steel housed units and elastomeric and steel couplings used in demanding processes such as sawmill and logging operations. QM posted sales of more than $14 million in the last twelve months. The Company expects to close the transaction by the end of the third quarter of 2010, subject to the satisfaction or waiver of customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in millions, except per share data)
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
In addition to specific segment initiatives, the Company has been making strategic investments in business processes and systems. Project O.N.E. is a multi-year program launched in 2005 to improve the Company’s business processes and systems. The Company invested $215.8 million to implement Project O.N.E, of which approximately $126.5 million has been capitalized on the Consolidated Balance Sheet. During 2008 and 2007, the Company completed the installation of Project O.N.E. for the majority of the Company’s domestic Bearings and Power Transmission Group operations and a major portion of its European operations. In April 2009, the Company completed an additional installation of Project O.N.E. for the majority of the Company’s remaining European operations as well as certain other facilities in North America and India. In May 2010, the Company completed the final installation of Project O.N.E. This installation was for certain parts of the Aerospace and Defense segment and other manufacturing and distribution operations in Asia, Europe and Australia. With the completion of the May 2010 installation of Project O.N.E., approximately 90% of the Bearings and Power Transmission Group’s global sales flow through the new system.
On December 31, 2009, the Company completed the sale of the assets of its Needle Roller Bearings (NRB) operations to JTEKT Corporation (JTEKT). The Company received approximately $304 million in cash proceeds for these operations and retained certain receivables, subject to post-sale working capital adjustments. The NRB operations manufacture needle roller bearings, including a range of radial and thrust needle roller bearings, as well as bearing assemblies and loose needles for automotive and industrial applications. The NRB operations had 2009 sales of approximately $407 million and approximately 80% of these sales were previously included in the Company’s Mobile Industries segment with the remainder included in the Process Industries and Aerospace and Defense reportable segments. Results for 2009 for the NRB operations are presented as discontinued operations. The Company incurred an after-tax loss of approximately $12.6 million on the sale of the NRB operations during the fourth quarter of 2009. During the first six months of 2010, the Company recorded an after-tax gain of approximately $4.5 million on the sale of the NRB operations primarily due to a working capital adjustment on net retained receivables.
Financial Overview
Overview:

	Three Months Ended
	June 30,
	2010	2009	$ Change	% Change

Net sales	$1,011.4	$736.8	$274.6	37.3%
Income (loss) from continuing operations	82.0	(38.4)	120.4	NM
Income (loss) from discontinued operations	4.2	(25.5)	29.7	116.5%
Income attributable to noncontrolling interest	0.6	0.6	—	—%
Net income (loss) attributable to The Timken Company	$85.6	$(64.5)	$150.1	232.7%
Diluted earnings (loss) per share:
Continuing operations	$0.84	$(0.40)	$1.24	NM
Discontinued operations	0.04	(0.27)	0.31	114.8%
Diluted earnings (loss) per share	$0.88	$(0.67)	$1.55	231.3%
Average number of shares — diluted	96,876,677	96,147,809	—	0.8%

	Six Months Ended
	June 30,
	2010	2009	$ Change	% Change

Net sales	$1,925.1	$1,603.4	$321.7	20.1%
Income (loss) from continuing operations	110.7	(39.8)	150.5	NM
Income (loss) from discontinued operations	4.5	(29.1)	33.6	115.5%
Income (loss) attributable to noncontrolling interest	1.0	(5.3)	6.3	118.9%
Net income (loss) attributable to The Timken Company	$114.2	$(63.6)	$177.8	279.6%
Diluted earnings (loss) per share:
Continuing operations	$1.13	$(0.36)	$1.49	NM
Discontinued operations	0.05	(0.30)	0.35	116.7%
Diluted earnings per share	$1.18	$(0.66)	$1.84	278.8%
Average number of shares — diluted	96,792,829	96,082,491	—	0.7%

The Timken Company reported net sales for the second quarter of 2010 of $1.0 billion, compared to $736.8 million in the second quarter of 2009, an increase of 37%. Net sales for the first six months of 2010 were $1.9 billion, compared to $1.6 billion in the first six months of 2009, an increase of 20%. Higher sales for the second quarter and first six months of 2010 were primarily driven by strong demand from the Mobile Industries and Steel segments, as well as higher surcharges, partially offset by lower sales in the Aerospace and Defense segment. For the second quarter of 2010, net income per diluted share was $0.88 compared to a loss of $0.67 per share for the second quarter of 2009. Income from continuing operations per diluted share for the second quarter of 2010 was $0.84 per diluted share compared to a loss of $0.40 per share for the second quarter of 2009. For the first six months of 2010, net income per diluted share was $1.18 compared to a loss of $0.66 per share for the first six months of 2009. Income from continuing operations per diluted share for the first six months of 2010 was $1.13 per diluted share compared to a loss of $0.36 per share for the first six months of 2009.
The Company’s second quarter and first six months results reflect the improvement in the mobile market sectors, higher surcharges, improved manufacturing performance and the favorable impact of restructuring initiatives, partially offset by lower demand from industrial and aerospace markets, higher LIFO expense and higher expense related to incentive compensation plans. Results for the first six months of 2010 also reflect a one-time charge of $21.6 million to record the deferred tax impact of U.S. health care legislation enacted in the first quarter of 2010.

Income (loss) from discontinued operations in the second quarter and first six months of 2010 significantly increased from the second quarter and first six months of 2009. The income from discontinued operations recognized in the second quarter and first six months of 2010 is the result of working capital adjustments related to net retained receivables while the loss from discontinued operations recognized in 2009 was due to the negative impact of the deteriorating global economy on NRB’s business operations.
Outlook
The Company’s outlook for 2010 reflects a modest improvement in the global economy following the deteriorating global economic climate that occurred throughout 2009. The Company expects sales in 2010 to be approximately 25% to 30% higher than 2009, primarily driven by stronger sales volume in the Steel and Mobile Industries segments, as well as higher steel surcharges, partially offset by a decline in sales from the Aerospace and Defense segment. As a result of the Company’s improved operating performance and its 2009 cost reduction initiatives, the Company expects to leverage sales growth. The strengthening margins will be partially offset by higher expense related to incentive compensation plans.
The Company expects to continue to generate cash from operations in 2010 as a result of higher earnings in 2010 compared to 2009. Pension contributions are also expected to increase to approximately $135 million in 2010, including over $100 million of discretionary U.S. contributions, compared to $65 million in 2009. As a result, the Company expects to generate cash from operating activities in excess of $380 million in 2010. In addition, the Company expects to increase capital expenditures by approximately 25% in 2010 compared to 2009.
Sales by Segment:

	Three Months Ended
	June 30,
	2010	2009	$ Change	% Change

Mobile Industries	$400.4	$292.2	$108.2	37.0%
Process Industries	211.0	206.4	4.6	2.2%
Aerospace and Defense	82.7	109.2	(26.5)	(24.3)%
Steel	317.3	129.0	188.3	146.0%

Total Company	$1,011.4	$736.8	$274.6	37.3%

	Six Months Ended
	June 30,
	2010	2009	$ Change	% Change

Mobile Industries	$767.9	$592.8	$175.1	29.5%
Process Industries	416.9	430.5	(13.6)	(3.2)%
Aerospace and Defense	174.8	218.5	(43.7)	(20.0)%
Steel	565.5	361.6	203.9	56.4%

Total Company	$1,925.1	$1,603.4	$321.7	20.1%

Net sales for the second quarter of 2010 increased $274.6 million, or 37.3%, compared to the second quarter of 2009, primarily due to higher volume of approximately $220 million primarily across the Mobile Industries’ light vehicles market sector and the Steel business segment and higher surcharges of $84 million, partially offset by unfavorable sales mix and the effect of foreign currency exchange rate changes of approximately $25 million.
Net sales for the first six months of 2010 increased $321.7 million, or 20.1%, compared to the first six months of 2009, primarily due to higher volume of approximately $260 million primarily across the Mobile Industries’ light vehicles market sector and the Steel business segment and higher surcharges of $106 million, partially offset by unfavorable sales mix of approximately $40 million.

Gross Profit:

	Three Months Ended
	June 30,
	2010	2009	$ Change	% Change

Gross profit	$268.3	$125.4	$142.9		114.0%
Gross profit % to net sales	26.5%	17.0%	—	950	bps
Rationalization expenses in cost of products sold	$0.6	$1.4	$(0.8)		(57.1)%

	Six Months Ended
	June 30,
	2010	2009	$ Change	% Change

Gross profit	$491.0	$280.0	$211.0		75.4%
Gross profit % to net sales	25.5%	17.5%	—	800	bps
Rationalization expenses in cost of products sold	$1.8	$2.6	$(0.8)		(30.8)%

Gross profit margin increased in the second quarter of 2010 compared to the second quarter of 2009 primarily due to an increase in steel surcharges of approximately $84 million, the impact of higher sales volume of approximately $85 million, improved manufacturing utilization of approximately $70 million and a favorable price mix of approximately $20 million, partially offset by higher material costs of approximately $100 million.
Gross profit margin increased in the first six months of 2010 compared to the first six months of 2009 primarily due to improved manufacturing utilization of approximately $120 million, an increase in steel surcharges of approximately $106 million, the impact of higher sales volume of approximately $90 million and a favorable price mix of approximately $20 million, partially offset by higher material costs of $115 million and higher LIFO expense of $20 million.
In the second quarter and first six months of 2010 and 2009, rationalization expenses included in cost of products sold primarily related to the continued rationalization of Process Industries’ Canton, Ohio bearing manufacturing facilities. Rationalization expenses in the second quarter and the first six months of 2010 primarily consisted of relocation of equipment. Rationalization expenses in the second quarter and the first six months of 2009 primarily consisted of accelerated depreciation and relocation of equipment.
Selling, General and Administrative Expenses:

	Three Months Ended
	June 30,
	2010	2009	$ Change	% Change

Selling, general and administrative expenses	$140.7	$128.0	$12.7	9.9%
Selling, general and administrative expense % to net sales	13.9%	17.4%	—	(350) bps
Rationalization expenses included in selling, general and administrative expenses	$0.1	$0.8	$(0.7)	(87.5)%

	Six Months Ended
	June 30,
	2010	2009	$ Change	% Change

Selling, general and administrative expenses	$273.7	$251.4	$22.3	8.9%
Selling, general and administrative expense % to net sales	14.2%	15.7%	—	(150) bps
Rationalization expenses included in selling, general and administrative expenses	$0.3	$1.1	$(0.8)	(72.7)%

The increase in selling, general and administrative expenses in the second quarter of 2010, compared to the second quarter of 2009, was primarily due to higher expense related to incentive compensation plans of approximately $20 million, partially offset by savings from restructuring initiatives of approximately $5 million. The increase in selling, general and administrative expenses in the first six months of 2010, compared to the first six months of 2009, was primarily due to higher expense related to incentive compensation plans of approximately $45 million, partially offset by savings from restructuring initiatives of approximately $20 million.
Impairment and Restructuring Charges:

	Three Months Ended
	June 30,
	2010	2009	$ Change

Impairment Charges	$—	$31.1	$(31.1)
Severance and related benefit costs	0.2	18.1	(17.9)
Exit Costs	0.8	1.5	(0.7)

Total	$1.0	$50.7	$(49.7)

Impairment and Restructuring Charges:

	Six Months Ended
	June 30,
	2010	2009	$ Change

Impairment Charges	$—	$34.9	$(34.9)
Severance and related benefit costs	5.2	27.5	(22.3)
Exit Costs	1.3	2.1	(0.8)

Total	$6.5	$64.5	$(58.0)

The following discussion explains the major impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above. See Note 11 — Impairment and Restructuring for further details by segment.
Selling and Administrative Cost Reductions
In March 2009, the Company announced the realignment of its organization to improve efficiency and reduce costs as a result of the economic downturn. The Company targeted pretax savings of approximately $80 million in annual selling and administrative costs. This target was achieved in 2009. During the second quarter of 2010, the Company reduced its severance and related benefits accruals related to this initiative by $0.6 million. During the first six months of 2010, the Company recorded $0.7 million of severance and related benefit costs related to this initiative to eliminate approximately 25 associates. The $0.7 million charge for the first six months of 2010 primarily related to Corporate. During the second quarter and first six months of 2009, the Company recorded $8.5 million and $10.8 million, respectively, of severance and related benefit costs related to this initiative to eliminate approximately 270 associates. Of the $8.5 million charge for the second quarter of 2009, $4.1 million related to the Mobile Industries segment, $1.8 million related to the Process Industries segment, $1.1 million related to the Steel segment, $0.8 million related to the Aerospace and Defense segment and $0.7 million related to Corporate. Of the $10.8 million charge for the first six months of 2009, $4.6 million related to the Mobile Industries segment, $2.0 million related to the Process Industries segment, $1.9 million related to Corporate, $1.5 million related to the Steel segment and $0.8 million related to the Aerospace and Defense segment.

Manufacturing Workforce Reductions
During the second quarter and first six months of 2010, the Company recorded $0.8 million and $4.1 million, respectively, in severance and related benefit costs to eliminate approximately 150 associates to properly align its business as a result of the continued downturn in the economy and expected market demand. The $0.8 million charge for the second quarter of 2010 primarily related to the Aerospace and Defense segment. Of the $4.1 million charge for the first six months of 2010, $1.5 million related to the Mobile Industries segment, $1.3 million related to the Process Industries segment and $1.3 million related to the Aerospace and Defense segment. In addition, the Company recorded $0.4 million and $1.0 million, respectively, of exit costs in the second quarter and first six months of 2010 related to this initiative. During the second quarter and first six months of 2009, the Company recorded $8.7 million and $15.2 million, respectively, in severance and related benefit costs, including a curtailment of pension benefits of $1.8 million, to eliminate approximately 1,900 associates to properly align its business as a result of the economic downturn and expected market demand. Of the $8.7 million charge for the second quarter of 2009, $4.6 million related to the Mobile Industries segment, $1.8 million related to the Process Industries segment, $1.7 million related to the Steel segment and $0.6 million related to the Aerospace and Defense segment. Of the $15.2 million charge for the first six months of 2009, $10.3 million related to the Mobile Industries segment, $2.5 million related to the Process Industries segment, $1.7 million related to the Steel segment and $0.7 million related to the Aerospace and Defense segment.
Torrington Campus
On July 20, 2009, the Company sold the remaining portion of its Torrington, Connecticut office complex. In anticipation of the loss that the Company expected to record upon completion of the sale of this property, the Company recorded an impairment charge of $6.4 million during the second quarter of 2009.
Mobile Industries
In March 2007, the Company announced the closure of its manufacturing facility in Sao Paulo, Brazil. The Company completed the closure of this manufacturing facility on March 31, 2010. This closure is targeted to deliver annual pretax savings of approximately $5 million, with expected pretax costs of approximately $25 million to $30 million, which includes restructuring costs and rationalization costs recorded in cost of products sold and selling, general and administrative expenses. The Company expects to realize the $5 million of annual pretax savings by the end of 2010. Mobile Industries has incurred cumulative pretax costs of approximately $25.3 million as of June 30, 2010 related to this closure. During the second quarter and first six months of 2010, the Company recorded $0.3 million of severance and related benefit costs associated with the closure of the Company’s Sao Paulo, Brazil manufacturing facility. During the second quarter and first six months of 2009, the Company recorded $0.6 million and $1.2 million, respectively, of severance and related benefit costs and exit costs of $0.8 million associated with the closure of this facility.
In addition to the above charges, the Company recorded impairment charges of $0.8 million during the first six months of 2009 related to an impairment of fixed assets at one of its facilities in France as a result of the carrying value of these assets exceeding expected future cash flows.
Process Industries
In May 2004, the Company announced plans to rationalize its three bearing plants in Canton, Ohio within the Process Industries segment. This rationalization initiative is expected to deliver annual pretax savings of approximately $35 million through streamlining operations and workforce reductions, with expected pretax costs of approximately $70 million to $80 million (including pretax cash costs of approximately $40 million), by the end of 2010.
The Company recorded impairment charges of $24.7 million and exit costs of $0.7 million during the second quarter of 2009 as a result of the Process Industries’ rationalization plans. During the first six months of 2009, the Company recorded impairment charges of $27.7 million and exit costs of $1.3 million. The significant impairment charge was recorded during the second quarter of 2009 as a result of the rapid deterioration of the market sectors served by one of the rationalized plants resulting in the carrying value of the fixed assets for this plant exceeding their projected future cash flows. The Company then arrived at fair value by either valuing the assets in use, where the assets were still producing product, or in exchange, where the assets had been idled. The fair value was determined based on market comparisons of similar assets. The Company closed this plant at the end of 2009. Including rationalization costs recorded in cost of products sold and selling, general and administrative expenses, the Process Industries segment has incurred cumulative pretax costs of approximately $70.2 million as of June 30, 2010 for these rationalization plans. As of June 30, 2010, the Process Industries segment has realized approximately $15 million in annual pretax savings.

Rollforward of Restructuring Accruals:

	June 30,	December 31,
	2010	2009

Beginning balance, January 1	$34.0	$17.0
Expense	6.5	55.6
Payments	(20.9)	(38.6)

Ending balance	$19.6	$34.0

The restructuring accrual at June 30, 2010 and December 31, 2009 is included in other liabilities on the Consolidated Balance Sheet. The restructuring accrual at December 31, 2009 excludes costs related to the curtailment of pension benefit plans of $0.9 million. The accrual at June 30, 2010 includes $12.8 million of severance and related benefits, with the remainder of the balance primarily representing environmental exit costs. The majority of the $12.8 million accrual relating to severance and related benefits is expected to be paid by the end of 2010.
Interest Expense and Income:

	Three Months Ended
	June 30,
	2010	2009	$ Change	% Change

Interest expense	$10.0	$8.5	$1.5	17.6%
Interest income	$0.9	$0.5	$0.4	80.0%

	Six Months Ended
	June 30,
	2010	2009	$ Change	% Change

Interest expense	$19.6	$16.9	$2.7	16.0%
Interest income	$1.5	$0.9	$0.6	66.7%

Interest expense for the second quarter and the first six months of 2010 increased compared to the second quarter and the first six months of 2009, primarily due to the amortization of deferred financing costs associated with the refinancing of the Company’s $500 million Amended and Restated Credit Agreement (Senior Credit Facility) and the issuance of $250 million aggregate principal amount of fixed-rate 6% unsecured senior notes (Senior Notes), both of which occurred in the third quarter of 2009, and lower capitalized interest, partially offset by lower interest expense at non-US affiliates due to lower debt levels. Interest income for the second quarter and the first six months of 2010 increased compared to the same period in the prior year primarily due to higher invested cash balances.
Other Income and Expense:

	Three Months Ended
	June 30,
	2010	2009	$ Change	% Change

Other income (expense), net:
Gain on dissolution of subsidiaries	$0.1	$0.8	$(0.7)	(87.5)%
Other income (expense)	2.6	(0.9)	3.5	NM

Other income (expense), net	$2.7	$(0.1)	$2.8	NM

	Six Months Ended
	June 30,
	2010	2009	$ Change	% Change

Other income (expense), net:
Gain on divestitures of nonstrategic assets	$—	$1.3	$(1.3)	(100.0)%
(Loss) gain on dissolution of subsidiaries	(0.1)	0.7	(0.8)	(114.3)%
Other income	2.2	5.9	(3.7)	(62.7)%

Other income (expense), net	$2.1	$7.9	$(5.8)	(73.4)%

The gain on divestitures of non-strategic assets for the first six months of 2009 related to the sale of one of the buildings at the Company’s former office complex located in Torrington, Connecticut.
For the second quarter of 2010, other income (expense) primarily consisted of $4.8 million in foreign currency exchange gains, royalty income of $0.6 million and export incentives of $0.3 million, partially offset by $2.1 million in charitable donations and $1.3 million in losses on the disposal of fixed assets. For the second quarter of 2009, other income (expense) primarily consisted of $1.0 million of losses on disposal of fixed assets, $0.6 million of losses on equity investments, partially offset by capital gains of $0.3 million and royalty income of $0.2 million. For the first six months of 2010, other income primarily consisted of $4.4 million in foreign currency exchange gains, royalty income of $0.8 million and export incentives of $0.5 million, partially offset by $2.3 million in charitable donations and $2.2 million in losses on the disposal of fixed assets. For the first six months of 2009, other income (expense) primarily consisted of $6.9 million of foreign currency exchange gains and royalty income of $0.7 million, partially offset by losses on the disposal of fixed assets of $1.8 million.
Income Tax Expense (Benefit):

	Three Months Ended
	June 30,
	2010	2009	$ Change	% Change

Income tax expense (benefit)	$38.2	$(23.0)	$61.2	NM
Effective tax rate	31.8%	37.5%	—	(570	)bps

	Six Months Ended
	June 30,
	2010	2009	$ Change	% Change

Income tax expense (benefit)	$84.1	$(4.2)	$88.3	NM
Effective tax rate	43.2%	9.5%	—	3,370	bps

The effective tax rate for the second quarter of 2010 was less than the U.S. Federal statutory tax rate of 35% primarily as a result of lower taxes related to non-U.S. earnings, partially offset by U.S. state and local taxes and the net impact of other items. The change in the effective tax rate versus the second quarter of 2009 was primarily due to lower taxes on non-U.S. earnings, partially offset by a reduction in U.S. tax benefits as a result of the expiration of the U.S. research tax credit at the end of 2009 and the enactment of the U.S. Patient Protection and Affordable Care Act of 2010 (as amended) in the first quarter of 2010.
The effective tax rate for the first six months of 2010 was higher than the U.S. Federal statutory tax rate of 35% primarily as a result of a $21.6 million charge in the first quarter to record the deferred tax impact of the U.S. Patient Protection and Affordable Care Act of 2010 (as amended), U.S. state and local taxes and the net impact of other items, partially offset by the impact of lower taxes related to non-U.S. earnings. The change in the effective tax rate versus the first six months of 2009 was primarily due to the $21.6 million charge in the first quarter of 2010, partially offset by lower taxes on non-U.S. earnings.

Discontinued Operations:

	Three Months Ended
	June 30,
	2010	2009	$ Change	% Change

Operating results, net of tax	$—	$(25.5)	$25.5	100.0%
Gain on disposal, net of tax	4.2	—	4.2	NM

Income (loss) from discontinued operations, net of income taxes	$4.2	$(25.5)	$29.7	116.5%

	Six Months Ended
	June 30,
	2010	2009	$ Change	% Change

Operating results, net of tax	$—	$(29.1)	$29.1	100.0%
Gain on disposal, net of tax	4.5	—	4.5	NM

Income (loss) from discontinued operations, net of income taxes	$4.5	$(29.1)	$33.6	115.5%

In December 2009, the Company completed the divestiture of its NRB operations to JTEKT. Discontinued operations for the second quarter and first six months of 2009 represent the operating results, net of tax, of these operations. In the second quarter and first six months of 2010, the Company recognized a gain of $4.2 million and $4.5 million, respectively, on disposal of the NRB operations. The gain, net of tax, primarily represents a working capital adjustment related to net retained receivables. Refer to Note 14 — Divestitures in the Notes to the Consolidated Financial Statements for additional discussion.
Net Income (Loss) Attributable to Noncontrolling Interest:

	Three Months Ended
	June 30,
	2010	2009	$ Change	% Change

Net income attributable to noncontrolling interest	$0.6	$0.6	$—	—%

	Six Months Ended
	June 30,
	2010	2009	$ Change	% Change

Net income (loss) attributable to noncontrolling interest	$1.0	$(5.3)	$6.3	118.9%

Net income (loss) attributable to noncontrolling interest was income of $0.6 million for the second quarter of 2010, compared to income of $0.6 million for the second quarter of 2009. Net income (loss) attributable to noncontrolling interest was income of $1.0 million for the first six months of 2010, compared to a loss of $5.3 million for the first six months of 2009.
In the first six months of 2009, net income (loss) attributable to noncontrolling interest increased by $6.1 million due to a correction of an error related to the $18.4 million goodwill impairment loss the Company recorded in the fourth quarter of 2008 for the Mobile Industries segment. In recording the goodwill impairment loss in the fourth quarter of 2008, the Company did not recognize that a portion of the goodwill impairment loss related to two separate subsidiaries in India and South Africa of which the Company holds less than 100% ownership. The net effect of this error understated the Company’s 2008 net income attributable to The Timken Company of $267.7 million by $6.1 million. Furthermore, the first quarter 2009 adjustment for this error overstated the Company’s first quarter 2009 net income attributable to The Timken Company by $6.1 million. Management concluded the effect of the first-quarter 2009 adjustment was not material to the Company’s 2008 and first-quarter 2009 financial statements, as well as the full-year 2009 financial statements.

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
Mobile Industries Segment:

	Three Months Ended
	June 30,
	2010	2009	$ Change	% Change

Net sales, including intersegment sales	$400.4	$292.2	$108.2	37.0%
Adjusted EBIT	$68.5	$(12.0)	$80.5	NM
Adjusted EBIT margin	17.1%	-4.1%	—	2,120	bps

	Six Months Ended
	June 30,
	2010	2009	$ Change	% Change

Net sales, including intersegment sales	$767.9	$592.8	$175.1	29.5%
Adjusted EBIT	$110.9	$(14.3)	$125.2	NM
Adjusted EBIT margin	14.4%	-2.4%	—	1,680	bps

The presentation below reconciles the changes in net sales of the Mobile Industries segment operations reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of currency exchange rates.

	Three Months Ended
	June 30,
	2010	2009	$ Change	% Change

Net sales, including intersegment sales	$400.4	$292.2	$108.2	37.0%
Currency	(2.3)	—	(2.3)	NM

Net sales, excluding the impact of currency	$402.7	$292.2	$110.5	37.8%

	Six Months Ended
	June 30,
	2010	2009	$ Change	% Change

Net sales, including intersegment sales	$767.9	$592.8	$175.1	29.5%
Currency	9.4	—	9.4	NM

Net sales, excluding the impact of currency	$758.5	$592.8	$165.7	28.0%

The Mobile Industries segment’s net sales, excluding the effects of currency-rate changes, increased 37.8% for the second quarter of 2010 compared to the second quarter of 2009, primarily due to higher volume of approximately $100 million. The volume increases were seen across most market sectors led by a 58% increase in heavy truck, a 56% increase in light vehicles and a 36% increase from the off-highway market. Adjusted EBIT was higher in the second quarter of 2010 compared to the second quarter of 2009, primarily due to higher volume and favorable sales mix of approximately $60 million and better manufacturing utilization of approximately $20 million.
The Mobile Industries segment’s net sales, excluding the effects of currency-rate changes, increased 28.0% for the first six months of 2010 compared to the first six months of 2009, primarily due to higher volume of approximately $175 million. The volume increases were seen across most market sectors, led by a 58% increase in heavy truck, a 51% increase in light vehicles and a 26% increase from the automotive aftermarket. Adjusted EBIT was higher in the first six months of 2010 compared to the first six months of 2009, primarily due to higher volume and favorable sales mix of approximately $100 million and better manufacturing utilization of approximately $50 million, partially offset by higher logistics and manufacturing costs of $25 million.
The Mobile Industries segment’s sales are expected to increase approximately 20% to 25% percent in 2010, compared to 2009 full-year results, as demand is expected to increase across most of the Mobile Industries’ market sectors, led by increases in global heavy truck demand of approximately 40%, off-highway market of approximately 28% and global light-vehicle demand of approximately 25%. The Company also expects sales to increase approximately 25% in its automotive distribution channel during 2010, compared to the full year of 2009. In addition, adjusted EBIT for the Mobile Industries segment is expected to increase significantly during 2010, compared to 2009, primarily due to higher sales volume.
Process Industries Segment:

	Three Months Ended
	June 30, 2010	June 30, 2009	$ Change	% Change

Net sales, including intersegment sales	$211.6	$207.0	$4.6		2.2%
Adjusted EBIT	$28.9	$35.1	$(6.2)		(17.7)%
Adjusted EBIT margin	13.7%	17.0%	—	(330	)bps

	Six Months Ended
	June 30, 2010	June 30, 2009	$ Change	% Change

Net sales, including intersegment sales	$418.2	$432.1	$(13.9)		(3.2)%
Adjusted EBIT	$55.8	$78.6	$(22.8)		(29.0)%
Adjusted EBIT margin	13.3%	18.2%	—	(490	)bps

The presentation below reconciles the changes in net sales of the Process Industries segment operations reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of currency exchange rates.

	Three Months Ended
	June 30, 2010	June 30, 2009	$ Change	% Change

Net sales, including intersegment sales	$211.6	$207.0	$4.6	2.2%
Currency	(2.2)	—	(2.2)	NM

Net sales, excluding the impact of currency	$213.8	$207.0	$6.8	3.3%

	Six Months Ended
	June 30, 2010	June 30, 2009	$ Change	% Change

Net sales, including intersegment sales	$418.2	$432.1	$(13.9)	(3.2)%
Currency	6.3	—	6.3	NM

Net sales, excluding the impact of currency	$411.9	$432.1	$(20.2)	(4.7)%

The Process Industries segment’s net sales, excluding the effects of currency-rate changes, increased 3.3% in the second quarter of 2010 compared to the same period in the prior year, primarily due to higher volume of approximately $15 million, partially offset by unfavorable pricing of approximately $5 million. The higher volume was seen across several market sectors, led by a 119% increase in cement and aggregate processing equipment demand, a 52% increase in global wind energy markets demand and a 14% increase in gear drive demand. These increases were partially offset by a 42% decrease in oil and gas demand and a 19% decline in global metals and mining demand. Adjusted EBIT was lower in the second quarter of 2010 compared to the second quarter of 2009, primarily due to an increase in performance-based compensation of approximately $6 million.
The Process Industries segment’s net sales, excluding the effects of currency-rate changes, decreased 4.7% in the first six months of 2010 compared to the same period in the prior year, primarily due to lower volume of approximately $15 million. The lower volume was seen across most market sectors, led by a 37% decline in oil and gas demand and a 14% decline in gear drive demand. These declines were partially offset by an increase in global wind energy market demand of 40% and an increase in power generation of 31%. Adjusted EBIT was lower in the first six months of 2010 compared to the first six months of 2009, primarily due to the impact of lower volumes of approximately $10 million and unfavorable pricing at approximately $5 million. The Company expects sales in the Process Industries segment to increase approximately 5% for the full year of 2010 compared to 2009, as the industrial distribution channel strengthens during the second half of 2010. However, the Process Industries segment expects 2010 adjusted EBIT to be flat compared to the full year of 2009, as the impact of higher volume is offset by higher raw material costs and higher expense related to incentive compensation plans.
Aerospace and Defense Segment:

	Three Months Ended
	June 30, 2010	June 30, 2009	$ Change	% Change

Net sales, including intersegment sales	$82.7	$109.2	$(26.5)		(24.3)%
Adjusted EBIT	$7.2	$18.7	$(11.5)		(61.5)%
Adjusted EBIT margin	8.7%	17.1%	—	(840	)bps

	Six Months Ended
	June 30, 2010	June 30, 2009	$ Change	% Change

Net sales, including intersegment sales	$174.8	$218.5	$(43.7)		(20.0)%
Adjusted EBIT	$20.0	$36.8	$(16.8)		(45.7)%
Adjusted EBIT margin	11.4%	16.8%	—	(540	)bps

The presentation below reconciles the changes in net sales of the Aerospace and Defense operations reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of currency exchange rates.

	Three Months Ended
	June 30, 2010	June 30, 2009	$ Change	% Change

Net sales, including intersegment sales	$82.7	$109.2	$(26.5)	(24.3)%
Currency	(0.7)	—	(0.7)	NM

Net sales, excluding the impact of currency	$83.4	$109.2	$(25.8)	(23.6)%

	Six Months Ended
	June 30, 2010	June 30, 2009	$ Change	% Change

Net sales, including intersegment sales	$174.8	$218.5	$(43.7)	(20.0)%
Currency	—	—	—	—

Net sales, excluding the impact of currency	$174.8	$218.5	$(43.7)	(20.0)%

The Aerospace and Defense segment’s net sales, excluding the impact of currency-rate changes, decreased 23.6% in the second quarter of 2010, compared to the second quarter of 2009, primarily due to a decrease in volume of approximately $30 million. Volume was down across most key market sectors as the Aerospace and Defense segment continues to experience softening that began in the middle of the prior year. Profitability for the second quarter of 2010 compared to the second quarter of 2009 declined primarily due to the lower volume.
The Aerospace and Defense segment’s net sales, excluding the impact of currency-rate changes, decreased 20.0% in the first six months of 2010, compared to the first six months of 2009, primarily due to a decrease in volume of approximately $50 million, partially offset by favorable sales mix and higher pricing. Volume was down across most key market sectors as the Aerospace and Defense segment continues to experience softening that began in the middle of the prior year. Profitability for the first six months of 2010 compared to the first six months of 2009 declined primarily due to the lower volume. The Company expects the Aerospace and Defense segment to see declines in sales and adjusted EBIT in 2010, compared to 2009, as a result of softer commercial and general aviation market sectors and flat defense market sectors with some strengthening expected later in the year.
Steel Segment:

	Three Months Ended
	June 30, 2010	June 30, 2009	$ Change	% Change

Net sales, including intersegment sales	$338.1	$134.8	$203.3		150.8%
Adjusted EBIT	$43.0	$(32.9)	$75.9		230.7%
Adjusted EBIT margin	12.7%	-24.4%	—	3,710	bps

	Six Months Ended
	June 30, 2010	June 30, 2009	$ Change	% Change

Net sales, including intersegment sales	$608.4	$383.4	$225.0		58.7%
Adjusted EBIT	$62.9	$(40.2)	$103.1		256.5%
Adjusted EBIT margin	10.3%	-10.5%	—	2,080	bps

The presentation below reconciles the changes in net sales of the Steel operations reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of currency exchange rates.

	Three Months Ended
	June 30, 2010	June 30, 2009	$ Change	% Change

Net sales, including intersegment sales	$338.1	$134.8	$203.3	150.8%
Currency	0.1	—	0.1	NM

Net sales, excluding the impact of currency	$338.0	$134.8	$203.2	150.7%

	Six Months Ended
	June 30, 2010	June 30, 2009	$ Change	% Change

Net sales, including intersegment sales	$608.4	$383.4	$225.0	58.7%
Currency	0.5	—	0.5	NM

Net sales, excluding the impact of currency	$607.9	$383.4	$224.5	58.6%

The Steel segment’s net sales for the second quarter of 2010, excluding the effect of currency-rate changes, increased 150.7% compared to the second quarter of 2009 primarily due to higher volume of approximately $135 million, across all market sectors, and higher surcharges of approximately $84 million, partially offset by unfavorable sales mix of approximately $15 million. Surcharges increased to $94.9 million in the second quarter of 2010 from $11.0 million in the second quarter of 2009. Surcharges are a pricing mechanism that the Company uses to recover scrap steel, energy and certain alloy costs, which are derived from published monthly indices. The average scrap index for the second quarter of 2010 was $468 per ton compared to $199 per ton for the second quarter of 2009. Steel shipments for the second quarter of 2010 were 249,086 tons compared to 111,465 tons for the second quarter 2009, an increase of 123.5%. The Steel segment’s average selling price, including surcharges, was $1,357 per ton for the second quarter of 2010 compared to an average selling price of $1,210 per ton in the second quarter of 2009. The increase in the average selling prices was primarily the result of higher surcharges, partially offset by unfavorable sales mix. The higher surcharges were the result of higher market prices for certain input raw materials, especially scrap steel, nickel and molybdenum.
The Steel segment’s adjusted EBIT increased $75.9 million in the second quarter of 2010 compared to the second quarter of 2009 primarily due to higher surcharges of $84 million, the impact of higher sales volume of approximately $55 million and lower manufacturing costs of approximately $35 million, partially offset by higher material costs of approximately $75 million, the impact of unfavorable sales mix of approximately $10 million and higher LIFO expense. In the second quarter of 2010, the Steel segment recognized LIFO expense of $0.3 million compared to LIFO income of $3.8 million in the second quarter of 2009. Raw material costs consumed in the manufacturing process, including scrap steel, alloys and energy, increased 56% in the second quarter of 2010 over the comparable period in the prior year to an average cost of $440 per ton.
The Steel segment’s net sales for the first six months of 2010, excluding the effect of currency-rate changes, increased 58.6% compared to the first six months of 2009 primarily due to higher volume of approximately $150 million, driven by the automotive market sector, and higher surcharges of approximately $106 million, partially offset by unfavorable sales mix of approximately $35 million. Surcharges increased to $154.4 million in the first six months of 2010 from $48.1 million in the first six months of 2009. The average scrap index for the first six months of 2010 was $442 per ton compared to $209 per ton for the first six months of 2009. Steel shipments for the first six months of 2010 were 463,997 tons compared to 314,312 tons for the first six months 2009, an increase of 47.6%. The Steel segment’s average selling price, including surcharges, was $1,311 per ton for the first six months of 2010 compared to an average selling price of $1,220 per ton in the first six months of 2009. The increase in the average selling prices was primarily the result of higher surcharges, partially offset by unfavorable sales mix. The higher surcharges were the result of higher market prices for certain input raw materials, especially scrap steel, nickel and molybdenum.
The Steel segment’s adjusted EBIT increased $103.1 million in the first six months of 2010 compared to the first six months of 2009 primarily due to higher surcharges of $106 million, lower manufacturing costs of approximately $60 million and the impact of higher sales volume of approximately $65 million, partially offset by the impact of higher raw materials costs of $70 million, unfavorable sales mix of approximately $25 million and higher LIFO expense. In the first six months of 2010, the Steel segment recognized LIFO expense of $1 million compared to LIFO income of $16 million in the first six months of 2009. Raw material costs consumed in the manufacturing process, including scrap steel, alloys and energy, increased 36% in the first six months of 2010 over the comparable period in the prior year to an average cost of $414 per ton.
The Company expects the Steel segment to see a 70% to 80% increase in sales for the full year 2010, compared to 2009, due to higher volume and higher surcharges, as scrap steel and alloy prices have risen substantially from the low levels experienced in 2009. The Company also expects higher demand across most market sectors, primarily driven by an 80% increase in industrial market sectors and a 50% increase in automotive market sectors. The Company expects the Steel segment’s adjusted EBIT to be significantly higher in 2010, compared to a loss in 2009, primarily due to the higher sales volume and surcharges. Scrap costs are expected to increase in the short-term from current levels and then level off, as are alloy and energy costs.
Corporate:

	Three Months Ended
	June 30, 2010	June 30, 2009	$ Change	% Change

Corporate expenses	$17.8	$13.2	$4.6	34.8%
Corporate expenses % to net sales	1.8%	1.8%	—	0	bps

	Six Months Ended
	June 30, 2010	June 30, 2009	$ Change	% Change

Corporate expenses	$31.6	$25.5	$6.1	23.9%
Corporate expenses % to net sales	1.6%	1.6%	—	0	bps

Corporate expenses increased for the second quarter and the first six months of 2010, compared to the second quarter and first six months of 2009, as a result of higher performance-based compensation of approximately $6 million and $10 million, respectively, partially offset by the impact of restructuring initiatives.

The Balance Sheet:
Total assets as shown on the Consolidated Balance Sheet at June 30, 2010 decreased $1.7 million compared to December 31, 2009. The decrease in 2010 was primarily due to lower plant, property and equipment, partially offset by higher cash and cash equivalents and higher working capital as a result of higher volumes.
Current Assets:

	June 30,	December 31,
	2010	2009	$ Change	% Change

Cash and cash equivalents	$796.2	$755.5	$40.7	5.4%
Accounts receivable, net	500.3	411.2	89.1	21.7%
Inventories, net	699.5	671.2	28.3	4.2%
Deferred income taxes	60.3	61.5	(1.2)	(2.0)%
Deferred charges and prepaid expenses	13.0	11.8	1.2	10.2%
Other current assets	45.0	111.3	(66.3)	(59.6)%

Total current assets	$2,114.3	$2,022.5	$91.8	4.5%

Refer to the Consolidated Statement of Cash Flows for a discussion of the increase in cash and cash equivalents. Accounts receivable, net increased as a result of the higher sales in the second quarter of 2010 compared to the fourth quarter of 2009, as well as a $10.6 million decrease in the allowance for doubtful accounts. Inventories increased primarily due to higher volume. The decrease in other current assets is primarily due to a decrease of approximately $57 million in net income taxes receivable as a result of the current-year provision for income taxes and a $6.9 million reduction in current investments that matured and were subsequently converted to cash and cash equivalents. The decrease in the income taxes receivable was partially offset by a $6.5 million reclassification of the Company’s investment in two joint ventures, International Component Supply LTDA and Endorsia.com, from other non-current assets as these investments are considered assets held for sale at June 30, 2010. In July 2010, the Company received an income tax refund of $54.3 million.
Property, Plant and Equipment — Net:

	June 30,	December 31,
	2010	2009	$ Change	% Change

Property, plant and equipment	$3,379.3	$3,398.1	$(18.8)	(0.6)%
Less: Allowances for depreciation	(2,115.8)	(2,062.9)	(52.9)	2.6%

Property, plant and equipment — net	$1,263.5	$1,335.2	$(71.7)	(5.4)%

The decrease in property, plant and equipment — net in the first half of 2010 was primarily due to current-year depreciation expense exceeding capital expenditures and the impact of foreign currency translation.
Other Assets:

	June 30,	December 31,
	2010	2009	$ Change	% Change

Goodwill	$218.3	$221.7	$(3.4)	(1.5)%
Other intangible assets	127.5	132.1	(4.6)	(3.5)%
Deferred income taxes	234.7	248.6	(13.9)	(5.6)%
Other non-current assets	46.8	46.7	0.1	0.2%

Total other assets	$627.3	$649.1	$(21.8)	(3.4)%

The decrease in other intangible assets was primarily due to current-year amortization. The decrease in deferred income taxes is primarily due to a reduction in deferred tax assets caused by the enactment of the U.S. Patient Protection and Affordable Care Act (as amended).

Current Liabilities:

	June 30,	December 31,
	2010	2009	$ Change	% Change

Short-term debt	$5.0	$26.3	$(21.3)	(81.0)%
Accounts payable	220.5	156.0	64.5	41.3%
Salaries, wages and benefits	183.4	142.5	40.9	28.7%
Deferred income taxes	9.0	9.2	(0.2)	(2.2)%
Other current liabilities	160.6	189.3	(28.7)	(15.2)%
Current portion of long-term debt	12.3	17.0	(4.7)	(27.6)%

Total current liabilities	$590.8	$540.3	$50.5	9.3%

The decrease in short-term debt was primarily due to decreased net borrowings by the Company’s foreign subsidiaries under lines of credit due to lower working capital requirements. The increase in accounts payable was primarily due to higher volumes. The increase in accrued salaries, wages and benefits was the result of accruals for current-year incentive plans in the first six months of 2010. The decrease in other current liabilities was primarily due to the payout of severance payments related to 2009 restructuring activities, as well as a reduction in the accrual for a working capital adjustment related to the sale of the NRB operations.
Non-Current Liabilities:

	June 30,	December 31,
	2010	2009	$ Change	% Change

Long-term debt	$476.1	$469.2	$6.9	1.5%
Accrued pension cost	568.2	690.9	(122.7)	(17.8)%
Accrued postretirement benefits cost	597.6	604.2	(6.6)	(1.1)%
Deferred income taxes	6.2	6.1	0.1	1.6%
Other non-current liabilities	107.9	100.4	7.5	7.5%

Total non-current liabilities	$1,756.0	$1,870.8	$(114.8)	(6.1)%

The decrease in accrued pension cost was primarily due to the Company’s contribution of approximately $108 million of contributions to its defined benefit plans during the first half of 2010.
Equity:

	June 30,	December 31,
	2010	2009	$ Change	% Change

Common stock	$927.6	$896.6	$31.0	3.5%
Earnings invested in the business	1,495.8	1,402.9	92.9	6.6%
Accumulated other comprehensive loss	(743.8)	(717.1)	(26.7)	(3.7)%
Treasury shares	(39.9)	(4.7)	(35.2)	NM
Noncontrolling interest	18.6	18.0	0.6	3.3%

Total Equity	$1,658.3	$1,595.7	$62.6	3.9%

The increase in common stock was primarily due to proceeds received from the exercise of stock options. Earnings invested in the business increased in the first six months of 2010 by net income of $114.2 million, partially offset by dividends declared of $21.3 million. The increase in accumulated other comprehensive loss was primarily due to a foreign currency translation adjustment of $71.0 million due to the strengthening of the U.S. dollar relative to other currencies, such as the Euro and the Chinese yuan. See “Foreign Currency” for further discussion regarding the impact of foreign currency translation. This increase was partially offset by the recognition of prior-year service costs and actuarial losses for defined benefit pension and postretirement benefit plans and a $14.1 million prior period adjustment related to deferred taxes on post-retirement prescription drug benefits, specifically the employer subsidy provided by the U.S. government under Medicare Part D. Refer to Note 13 – Income Taxes in the Notes to the Consolidated Financial Statements for further discussion on the prior period adjustment. Treasury shares increased in the second quarter of 2010 as a result of Company repurchasing stock under its 2006 common stock purchase plan.

Cash Flows:

	For the Six Months Ended
	June 30,	June 30,
	2010	2009	$ Change

Net cash provided by operating activities	$164.0	$253.4	$(89.4)
Net cash used by investing activities	(37.4)	(49.2)	11.8
Net cash used by financing activities	(49.9)	(68.5)	18.6
Effect of exchange rate changes on cash	(36.0)	8.0	(44.0)

Increase in cash and cash equivalents	$40.7	$143.7	$(103.0)

Operating activities provided a source of cash of $164.0 million and $253.4 million in the first six months of 2010 and 2009, respectively. The decrease in net cash provided by operating activities was primarily due to higher pension contributions and other postretirement benefit payments as well as lower cash provided by working capital items, particularly inventories and accounts receivable, partially offset by higher net income. Pension contributions and other postretirement benefit payments were $133.6 million for the first six months of 2010, compared to $34.7 million for the first six months of 2009. Accounts receivable used cash of $103.8 million in the first six months of 2010 after providing cash of $143.1 million in the first six months of 2009. Inventories used cash of $45.7 million in the first six months of 2010 after providing cash of $204.1 million in the first six months of 2009. Accounts receivable and inventories increased in the first six months of 2010 primarily due to higher volumes compared to the first six months of 2009. In addition, the increase in accounts receivable was partially offset by the collection of retained net receivables from the sale of the NRB operations of approximately $30 million to $35 million. Accounts payable and accrued expenses provided cash of $82.9 million in the first six months of 2010 after using cash of $186.3 million for the first six months of 2009. Net income increased $177.8 million in the first six months of 2010 compared to the first six months of 2009.
The net cash used by investing activities of $37.4 million for the first six months of 2010 decreased from the same period in 2009 primarily due to a $14.3 million decrease in capital expenditures in the current year. The Company expects to increase capital expenditures by approximately 25% in 2010 compared to the 2009 level.
The net cash used by financing activities of $49.9 million in the first six months of 2010 decreased from $68.5 million in the first six months of 2009. The Company reduced its net borrowings by $18.8 million during the first half of 2010 after reducing its net borrowings by $42.4 million during the first half of 2009. In addition during the first six months of 2010, the Company repurchased $29.2 million shares of its common stock, partially offset by net proceeds of $19.4 million related to stock option exercises.
Liquidity and Capital Resources
At June 30, 2010, cash and cash equivalents of $796.2 million exceeded total debt of $493.4 million. At December 31, 2009, cash and cash equivalents of $755.5 million exceeded total debt of $512.5 million. The net debt to capital ratio was a negative 22.3% and 18.0%, respectively, at June 30, 2010 and December 31, 2009.
Reconciliation of total debt to net debt and the ratio of net debt to capital:
Net Debt:

	June 30,	December 31,
	2010	2009

Short-term debt	$5.0	$26.3
Current portion of long-term debt	12.3	17.0
Long-term debt	476.1	469.2

Total debt	493.4	512.5
Less: cash and cash equivalents	796.2	755.5

Net (cash) debt	$(302.8)	$(243.0)

Ratio of Net Debt to Capital:

	June 30,	December 31,
	2010	2009

Net (cash) debt	$(302.8)	$(243.0)
Shareholders’ equity	1,658.3	1,595.7

Net (cash) debt + shareholders’ equity (capital)	$1,355.5	$1,352.7

Ratio of net debt (cash) to capital	(22.3)%	(18.0)%

The Company presents net (cash) debt because it believes net (cash) debt is more representative of the Company’s financial position.
At June 30, 2010, the Company had no outstanding borrowings under its 364-day Asset Securitization Agreement (Asset Securitization), which provides for borrowings up to $100 million, subject to certain borrowing base limitations, and is secured by certain domestic trade receivables of the Company. The Company had full availability under the Asset Securitization at June 30, 2010.
At June 30, 2010, the Company had no outstanding borrowings under its $500 million Senior Credit Facility, but had letters of credit outstanding totaling $32.2 million, which reduced the availability under the Senior Credit Facility to $467.8 million. The Senior Credit Facility matures on July 10, 2012. Under the Senior Credit Facility, the Company has three financial covenants: a consolidated leverage ratio, a consolidated interest coverage ratio and a consolidated minimum tangible net worth test. At June 30, 2010, the Company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.25 to 1.0. As of June 30, 2010, the Company’s consolidated leverage ratio was 0.9 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 4.0 to 1.0. As of June 30, 2010, the Company’s consolidated interest coverage ratio was 13.5 to 1.0. As of June 30, 2010, the Company’s consolidated tangible net worth exceeded the minimum required amount by over $350 million. Refer to Note 6 — Financing Arrangements in the Notes to the Consolidated Financial Statements for further discussion.
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
Other sources of liquidity include lines of credit for certain of the Company’s foreign subsidiaries, which provide for borrowings up to $307.7 million. The majority of these lines are uncommitted. At June 30, 2010, the Company had borrowings outstanding of $17.5 million, which reduced the availability under these facilities to $290.2 million.
The Company expects that any cash requirements in excess of cash on hand and cash generated from operating activities will be met by the committed funds available under its Asset Securitization and the Senior Credit Facility. The Company believes it has sufficient liquidity to meet its obligations through at least the term of the Senior Credit Facility.
The Company expects to remain in compliance with its debt covenants. However, the Company may need to limit its borrowings under the Senior Credit Facility or other facilities from time to time in order to remain in compliance. As of June 30, 2010, the Company could have borrowed the full amounts available under the Senior Credit Facility and Asset Securitization Agreement and would have remained in full compliance with its debt covenants.
In September 2009, the Company issued $250 million of fixed-rated unsecured Senior Notes. These Senior Notes, which mature in September 2014, bear interest at 6.0% per annum. The net proceeds from the sale of the Senior Notes were used in December 2009 to redeem fixed-rate unsecured Senior Notes maturing in February 2010.
The Company expects to continue to generate cash from operations as the Company experiences improved margins in 2010. The Company also expects to make approximately $135 million in pension contributions in 2010, compared to $65 million in 2009. As a result, the Company expects to generate cash from operating activities in excess of $380 million in 2010. In addition, the Company expects to increase capital expenditures by approximately 25% in 2010, compared to 2009.
Financing Obligations and Other Commitments
During the first six months of 2010, the Company made cash contributions of approximately $108 million to its global defined benefit pension plans, $100 million of which was discretionary. The Company currently expects to make contributions to its global defined benefit pension plans totaling approximately $135 million in 2010. The Company may consider making additional discretionary contributions during the second half of 2010. Returns for the Company’s global defined benefit pension plan assets in 2009 were significantly above the expected rate of return assumption of 8.75 percent due to broad increases in global equity markets. These favorable returns positively impacted the funded status of the plans at the end of 2009 and are expected to result in lower pension expense and required pension contributions over the next several years. However, the impact of these favorable returns will be offset by the impact of the lower discount rate for expense in 2010, compared to 2009. Returns for the Company’s U.S. defined benefit plan pension assets for the first six months of 2010 were approximately 0.3%. Returns below the Company’s expected long-term rate of return of 8.75% may impact the Company’s future pension expense and contributions. A return of 5.00 percentage points below the expected long-term rate of return of 8.75% in 2010 may increase pension expense for 2011 by approximately $3.5 million. Further, a 0.25 percentage point reduction in the expected long-term rate of return would increase pension expense by approximately $5 million per year.

During the second quarter of 2010, the Company purchased 500,000 shares of common stock for approximately $15 million under the Company’s 2006 common stock purchase plan. During the first half of 2010, the Company purchased 1,000,000 shares of common stock for approximately $29 million under this plan. This plan authorizes the Company to buy, in the open market or in privately negotiated transactions, up to four million shares of common stock, which are to be held as treasury shares and used for specified purposes, up to an aggregate amount of $180 million. The authorization expires on December 31, 2012.
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
Critical Accounting Policy and Estimates:
The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company reviews its critical accounting policies throughout the year and believes the following critical policy affects management’s significant judgments and estimates used in preparation of the Consolidated Financial Statements and should be read in conjunction with the critical accounting policies and estimates included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and the Form 10-Q for the period ended March 31, 2010.
Inventory:
Inventories are valued at the lower of cost or market, with approximately 48% valued by the last-in, first-out (LIFO) method and the remaining 52% valued by the first-in, first-out (FIFO) method. The majority of the Company’s domestic inventories are valued by the LIFO method and all of the Company’s international (outside the United States) inventories are valued by the FIFO method. An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. The Company recognized $6.6 million in LIFO expense for the six months ended June 30, 2010, compared to LIFO income of $13.3 million for the six months ended June 30, 2009. Based on current expectations of inventory levels and costs, the Company expects to recognize approximately $12 million in LIFO expense for the year ended December 31, 2010. The expected increase in the LIFO reserve for 2010 is a result of higher costs, especially scrap steel costs, as well as higher inventory quantities. A 1.0% increase in costs would increase the current LIFO expense estimate for 2010 by $4.3 million. A 1.0% increase in inventory quantities would increase the current LIFO expense estimate for 2010 by $0.2 million.
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
Foreign currency exchange gains included in the Company’s operating results for the second quarter of 2010 were $6.9 million, compared to a loss of $0.8 million during the second quarter of 2009. Foreign currency exchange gains included in the Company’s operating results for the six months ended June 30, 2010 were $5.3 million, compared to a gain of $5.4 million during the six months ended June 30, 2009. For the six months ended June 30, 2010, the Company recorded a negative non-cash foreign currency translation adjustment of $71.0 million that decreased shareholders’ equity, compared to a positive non-cash foreign currency translation adjustment of $22.5 million that increased shareholders’ equity for the six months ended June 30, 2009. The foreign currency translation adjustments for the six months ended June 30, 2010 were negatively impacted by the strengthening of the U.S. dollar relative to other currencies such as the Euro and the Chinese yuan.
Quarterly Dividend:
On August 3, 2010, the Company’s Board of Directors declared a quarterly cash dividend of $0.13 per share. The dividend will be paid on September 2, 2010 to shareholders of record as of August 20, 2010. This will be the 353rd consecutive dividend paid on the common stock of the Company.

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

h)	those items identified under Item 1A. Risk Factors in this document, in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and in the Annual Report on Form 10-K for the year ended December 31, 2009.
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
Our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 include a detailed discussion of our risk factors. There have been no material changes to the risk factors included the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and its Quarterly Report on Form 10Q for the quarter ended March 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer of Purchases of Common Stock
The following table provides information about purchases by the Company during the quarter ended June 30, 2010 of its common stock.

			Total number of	Maximum number
		Average	shares purchased as	of shares that may
	Total number	price paid	part of publicly	yet be purchased
	of shares	per	announced plans or	under the plans or
Period	purchased(1)	share(2)	programs	programs(3)

4/1/10-4/30/10	8,565	$33.21	—	3,500,000
5/1/10-5/31/10	556,078	30.84	500,000	3,000,000
6/1/10-6/30/10	83	27.57	—	3,000,000

Total	564,726	$30.87	500,000	3,000,000

(1)	The shares purchased in April, 56,078 of the shares purchased in May, and the shares purchased in June represent shares of the Company’s common stock that are owned and tendered by employees to exercise stock options, and to satisfy withholding obligations in connection with the exercise of stock options and vesting of restricted shares.

(2)	For shares tendered in connection with the vesting of restricted shares, the average price paid per share is an average calculated using the daily high and low of the Company’s common stock as quoted on the New York Stock Exchange at the time of vesting. For shares tendered in connection with the exercise of stock options, the price paid is the real-time trading stock price at the time the options are exercised.

(3)	Pursuant to the Company’s 2006 common stock purchase plan, the Company may purchase up to four million shares of common stock at an amount not to exceed $180 million in the aggregate. The Company may purchase shares under its 2006 common stock purchase plan until December 31, 2012. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans.

Item 6.	Exhibits

3.1	Amended Regulations of The Timken Company, as adopted by the Shareholders at the Annual Meeting held on May 11, 2010.

10.1	The Timken Company Senior Executive Management Performance Plan, as amended and restated, was filed on May 12, 2010 with Form 8-K (Commission File No. 1-1169), and is incorporated herein by reference.

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of James W. Griffith, President and Chief Executive Officer (principal executive officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Glenn A. Eisenberg, Executive Vice President — Finance and Administration (principal financial officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of James W. Griffith, President and Chief Executive Officer (principal executive officer) and Glenn A. Eisenberg, Executive Vice President — Finance and Administration (principal financial officer) of The Timken Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the quarterly report on Form 10-Q of The Timken Company for the quarter ended June 30, 2010, filed on August 5, 2010, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to the Consolidated Financial Statements tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY
Date August 5, 2010	By	/s/ James W. Griffith
James W. Griffith
President, Chief Executive Officer and Director (Principal Executive Officer)

Date August 5, 2010	By	/s/ Glenn A. Eisenberg
Glenn A. Eisenberg
Executive Vice President – Finance and Administration (Principal Financial Officer)