Form 10-Q
period 2010-09-30
TIMKEN CO
filed 2010-11-04
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Large accelerated filer [ x ]            Accelerated filer [   ]
Non-accelerated filer [   ]          (Do not check if a smaller reporting company)       Smaller reporting company [   ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]          No [ x ]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2010

Common Stock, without par value	97,096,315 shares

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
Part II. Other Information
Item 1. Legal Proceedings
Item 1A. Risk Factors
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
SIGNATURES
EX-12
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE TIMKEN COMPANY AND SUBSIDIARIES

Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

(Dollars in millions, except per share data)
Net sales	$1,059.7	$763.6	$2,984.8	$2,367.0
Cost of products sold	794.6	634.1	2,228.7	1,957.5

Gross Profit	265.1	129.5	756.1	409.5
Selling, general and administrative expenses	140.3	107.3	414.0	358.7
Impairment and restructuring charges	2.9	19.6	9.4	84.1

Operating Income (Loss)	121.9	2.6	332.7	(33.3)
Interest expense	(9.1)	(10.3)	(28.7)	(27.2)
Interest income	0.8	0.4	2.3	1.3
Other (expense) income, net	(2.8)	(4.6)	(0.7)	3.3

Income (Loss) From Continuing Operations Before Income Taxes	110.8	(11.9)	305.6	(55.9)
Provision for income taxes	38.6	7.1	122.7	2.9

Income (Loss) From Continuing Operations	72.2	(19.0)	182.9	(58.8)
(Loss) income from discontinued operations, net of income taxes	(1.1)	(30.8)	3.4	(59.9)

Net Income (Loss)	71.1	(49.8)	186.3	(118.7)
Less: Net income (loss) attributable to noncontrolling interest	0.8	0.4	1.8	(4.9)

Net Income (Loss) Attributable to The Timken Company	$70.3	$(50.2)	$184.5	$(113.8)

Amounts Attributable to The Timken Company’s Common Shareholders:
Income (loss) from continuing operations, net of income taxes	$71.4	$(19.4)	$181.1	$(53.9)
(Loss) income from discontinued operations, net of income taxes	(1.1)	(30.8)	3.4	(59.9)

Net Income (Loss) Attributable to The Timken Company	$70.3	$(50.2)	$184.5	$(113.8)

Net Income (Loss) per Common Share Attributable to The Timken Company’s Common Shareholders
Earnings (loss) per share - Continuing Operations	$0.74	$(0.20)	$1.87	$(0.55)
Earnings (loss) per share - Discontinued Operations	(0.01)	(0.32)	0.04	(0.62)

Basic earnings (loss) per share	$0.73	$(0.52)	$1.91	$(1.17)

Diluted earnings (loss) per share - Continuing Operations	$0.73	$(0.20)	$1.86	$(0.55)
Diluted earnings (loss) per share - Discontinued Operations	(0.01)	(0.32)	0.03	(0.62)

Diluted earnings (loss) per share	$0.72	$(0.52)	$1.89	$(1.17)

Dividends per share	$0.13	$0.09	$0.35	$0.36

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2010	2009

(Dollars in millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$899.8	$755.5
Accounts receivable, less allowances: 2010 - $30.8 million; 2009 - $41.6 million	552.2	411.2
Inventories, net	771.4	671.2
Deferred income taxes	62.1	61.5
Deferred charges and prepaid expenses	14.0	11.8
Other current assets	69.3	111.3

Total Current Assets	2,368.8	2,022.5

Property, Plant and Equipment - Net	1,256.6	1,335.2

Other Assets
Goodwill	228.2	221.7
Other intangible assets	125.2	132.1
Deferred income taxes	231.4	248.6
Other non-current assets	38.8	46.8

Total Other Assets	623.6	649.2

Total Assets	$4,249.0	$4,006.9

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$3.6	$26.3
Accounts payable	257.8	156.0
Salaries, wages and benefits	218.5	142.5
Income taxes payable	54.2	-
Deferred income taxes	9.1	9.2
Other current liabilities	162.3	189.3
Current portion of long-term debt	10.0	17.1

Total Current Liabilities	715.5	540.4

Non-Current Liabilities
Long-term debt	479.4	469.3
Accrued pension cost	554.9	690.9
Accrued postretirement benefits cost	594.3	604.2
Deferred income taxes	6.6	6.1
Other non-current liabilities	104.3	100.4

Total Non-Current Liabilities	1,739.5	1,870.9

Shareholders’ Equity
Class I and II Serial Preferred Stock without par value:
Authorized - 10,000,000 shares each class, none issued	-	-
Common stock without par value:
Authorized - 200,000,000 shares
Issued (including shares in treasury) (2010 - 98,153,317 shares; 2009 - 97,034,033 shares)
Stated capital	53.1	53.1
Other paid-in capital	876.4	843.4
Earnings invested in the business	1,553.6	1,402.9
Accumulated other comprehensive loss	(676.0)	(717.1)
Treasury shares at cost (2010 - 1,057,002 shares; 2009 - 179,963 shares)	(30.0)	(4.7)

Total Shareholders’ Equity	1,777.1	1,577.6

Noncontrolling interest	16.9	18.0

Total Equity	1,794.0	1,595.6

Total Liabilities and Equity	$4,249.0	$4,006.9

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009

(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income (loss) attributable to The Timken Company	$184.5	$(113.8)
(Earnings) loss from discontinued operations	(3.4)	59.9
Net income (loss) attributable to noncontrolling interest	1.8	(4.9)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	142.2	150.8
Impairment charges	2.0	36.1
Loss on disposals of property, plant and equipment	3.7	3.6
Deferred income tax provision (benefit)	15.3	(0.9)
Stock-based compensation expense	12.1	11.6
Pension and other postretirement expense	69.0	77.1
Pension contributions and other postretirement benefit payments	(164.4)	(89.2)
Changes in operating assets and liabilities:
Accounts receivable	(140.9)	128.4
Inventories	(95.2)	311.5
Accounts payable and accrued expenses	146.2	(144.2)
Income taxes	131.5	7.6
Other - net	5.6	(14.3)

Net Cash Provided by Operating Activities - Continuing Operations	310.0	419.3
Net Cash Provided by Operating Activities - Discontinued Operations	3.4	4.9

Net Cash Provided By Operating Activities	313.4	424.2
Investing Activities
Capital expenditures	(61.2)	(81.0)
Acquisitions (net of cash acquired)	(16.1)	(0.4)
Proceeds from disposals of property, plant and equipment	1.0	2.9
Investments	(30.0)	-
Other	(0.9)	4.3

Net Cash Used by Investing Activities - Continuing Operations	(107.2)	(74.2)
Net Cash Used by Investing Activities - Discontinued Operations	-	(1.5)

Net Cash Used by Investing Activities	(107.2)	(75.7)
Financing Activities
Cash dividends paid to shareholders	(33.8)	(34.6)
Net proceeds from common share activity	29.5	0.7
Purchase of treasury shares	(29.2)	-
Proceeds from issuance of long-term debt	15.4	254.1
Increase in restricted cash	-	(248.2)
Payments on long-term debt	(12.6)	(53.4)
Short-term debt activity - net	(22.2)	(37.0)
Other	(3.5)	-

Net Cash Used by Financing Activities	(56.4)	(118.4)
Effect of exchange rate changes on cash	(5.5)	19.3

Increase In Cash and Cash Equivalents	144.3	249.4
Cash and cash equivalents at beginning of year	755.5	133.4

Cash and Cash Equivalents at End of Period	$899.8	$382.8

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
Note 2 – New Accounting Pronouncements
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
Note 3 – Inventories

	September 30,	December 31,
	2010	2009

Inventories, net:
Manufacturing supplies	$59.4	$53.0
Work in process and raw materials	361.0	269.1
Finished products	351.0	349.1

Total Inventories, net	$771.4	$671.2

An actual valuation of the inventory under the last-in, first-out (LIFO) method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. The LIFO reserve at September 30, 2010 and December 31, 2009 was $247.9 million and $237.7 million, respectively. The Company recognized an increase in its LIFO reserve of $3.6 million and $10.2 million during the third quarter and first nine months of 2010 compared to a decrease in its LIFO reserve of $12.9 million and $26.2 million during the third quarter and first nine months of 2009.

Note 4 – Property, Plant and Equipment
The components of property, plant and equipment are as follows:

	September 30,	December 31,
	2010	2009

Property, Plant and Equipment:
Land and buildings	$607.8	$611.7
Machinery and equipment	2,813.2	2,786.4

Subtotal	3,421.0	3,398.1
Less allowances for depreciation	(2,164.4)	(2,062.9)

Property, Plant and Equipment - net	$1,256.6	$1,335.2

At September 30, 2010 and December 31, 2009, machinery and equipment included approximately $103.2 million and $104.3 million, respectively, of capitalized software. Depreciation expense for the three months ended September 30, 2010 and 2009 was $44.5 million and $45.8 million, respectively. Depreciation expense for the first nine months ended September 30, 2010 and 2009 was $134.6 million and $140.6 million, respectively. Depreciation expense on capitalized software for the three months ended September 30, 2010 and 2009 was approximately $4.7 million and $5.6 million, respectively. Depreciation expense on capitalized software for the nine months ended September 30, 2010 and 2009 was approximately $12.6 million and $15.9 million, respectively.
Note 5 – Goodwill and Other Intangible Assets
The change in the carrying amount of goodwill for the nine months ended September 30, 2010 is as follows:

	Beginning				Ending
	Balance	Acquisitions	Impairment	Other	Balance

Segment:
Process Industries	$49.5	$7.6	$-	$(0.9)	$56.2
Aerospace and Defense	162.6	-	-	(0.2)	162.4
Steel	9.6	-	-	-	9.6

Total	$221.7	$7.6	$-	$(1.1)	$228.2

The change related to acquisitions reflects the preliminary purchase price allocation due to the QM Bearings and Power Transmission, Inc. acquisition completed on September 21, 2010. Other primarily includes foreign currency translation adjustments.

The following table displays intangible assets as of September 30, 2010 and December 31, 2009:

	As of September 30, 2010			As of December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangible assets subject to amortization:

Customer relationships	$79.1	$17.5	$61.6	$79.1	$14.3	$64.8
Engineering drawings	2.0	2.0	-	2.0	2.0	-
Know-how	2.0	1.0	1.0	2.1	0.9	1.2
Industrial license agreements	0.1	0.1	-	-	-	-
Land-use rights	8.1	3.2	4.9	7.9	3.0	4.9
Patents	4.4	3.2	1.2	4.4	2.9	1.5
Technology use	35.6	5.7	29.9	35.6	4.2	31.4
Trademarks	6.0	5.0	1.0	6.0	4.7	1.3
PMA licenses	8.8	2.5	6.3	8.8	2.2	6.6
Non-compete agreements	2.7	1.7	1.0	2.7	1.2	1.5
Unpatented technology	7.6	5.9	1.7	7.6	5.3	2.3

	$156.4	$47.8	$108.6	$156.2	$40.7	$115.5

Intangible assets not subject to amortization:
Goodwill	$228.2	$-	$228.2	$221.7	$-	$221.7
Tradename	1.4	-	1.4	1.4	-	1.4
Industrial license agreements	1.0	-	1.0	1.0	-	1.0
FAA air agency certificates	14.2	-	14.2	14.2	-	14.2

	$244.8	$-	$244.8	$238.3	$-	$238.3

Total intangible assets	$401.2	$47.8	$353.4	$394.5	$40.7	$353.8

Amortization expense for intangible assets for the three months and nine months ended September 30, 2010 was $2.4 million and $7.2 million, respectively. Amortization expense for intangible assets is estimated to be approximately $11.4 million for 2010; $11.0 million in 2011; $10.6 million in 2012; $8.1 million in 2013 and $7.7 million in 2014.
Note 6 – Financing Arrangements
Short-term debt at September 30, 2010 and December 31, 2009 was as follows:

	September 30,	December 31,
	2010	2009

Variable-rate lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 3.95% to 4.62% and 1.98% to 5.05% at September 30, 2010 and December 31, 2009, respectively	$3.6	$26.3

Short-term debt	$3.6	$26.3

The lines of credit for certain of the Company’s foreign subsidiaries provide for borrowings up to $292.0 million. At September 30, 2010, the Company had borrowings outstanding of $3.6 million, which reduced the availability under these facilities to $288.4 million.

The Company has a $100 million Accounts Receivable Securitization Financing Agreement (Asset Securitization Agreement), which expires November 15, 2010. Under the terms of the Asset Securitization Agreement, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary that in turn uses the trade receivables to secure borrowings, which are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the agreement are limited to certain borrowing base calculations. Any amounts outstanding under this Asset Securitization Agreement would be reported on the Company’s Consolidated Balance Sheet in short-term debt. As of September 30, 2010, there were no outstanding borrowings under the Asset Securitization Agreement. The cost of this credit facility, which is the commercial paper rate plus program fees, is considered a financing cost and is included in interest expense in the Consolidated Statement of Income.
Long-term debt at September 30, 2010 and December 31, 2009 was as follows:

	September 30,	December 31,
	2010	2009

Fixed-rate Medium-Term Notes, Series A, due at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	$175.0	$175.0
Fixed-rate Senior Unsecured Notes, due September 15, 2014, with an interest rate of 6.0%	249.7	249.7
Variable-rate State of Ohio Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.24% at September 30, 2010)	12.2	12.2
Variable-rate State of Ohio Air Quality Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.37% at September 30, 2010)	9.5	9.5
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (0.38% at September 30, 2010)	17.0	17.0
Variable-rate credit facility with US Bank for Advanced Green Components, LLC, maturing on July 17, 2011 (1.44% at September 30, 2010)	4.8	6.1
Variable-rate credit facility with US Bank for Advanced Green Components, LLC, guaranteed by The Timken Company, maturing on July 17, 2011 (3.76% at September 30, 2010)	2.5	5.6
Other	18.7	11.3

	489.4	486.4
Less current maturities	10.0	17.1

Long-term debt	$479.4	$469.3

On July 10, 2009, the Company entered into a new $500 million Amended and Restated Credit Agreement (Senior Credit Facility). At September 30, 2010, the Company had no outstanding borrowings under its Senior Credit Facility but had letters of credit outstanding totaling $17.2 million, which reduced the availability under the Senior Credit Facility to $482.8 million. This Senior Credit Facility matures on July 10, 2012. Under the Senior Credit Facility, the Company has three financial covenants: a consolidated leverage ratio, a consolidated interest coverage ratio and a consolidated minimum tangible net worth test. At September 30, 2010, the Company was in full compliance with the covenants under the Senior Credit Facility.
Advanced Green Components, LLC (AGC) is a joint venture of the Company. The Company is the guarantor of $2.5 million of AGC’s $7.3 million credit facility with US Bank. Effective as of July 17, 2010, AGC renewed its credit facility with US Bank for another 365 days.
Lines of credit for certain of the Company’s foreign subsidiaries also provide for long-term borrowings up to $27.1 million. At September 30, 2010, the Company had borrowings outstanding of $15.8 million, which reduced the availability under these long-term facilities to $11.3 million.

Note 7 – Product Warranty
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
The following is a rollforward of the warranty accruals for the nine months ended September 30, 2010 and the twelve months ended December 31, 2009:

	September 30,	December 31,
	2010	2009

Beginning balance, January 1	$5.4	$13.5
Expense	3.1	4.7
Payments	(0.9)	(12.8)

Ending balance	$7.6	$5.4

The product warranty accrual at September 30, 2010 and December 31, 2009 was included in other current liabilities on the Consolidated Balance Sheet.
Note 8 – Equity

		The Timken Company Shareholders
				Earnings	Accumulated
			Other	Invested	Other
		Stated	Paid-In	in the	Comprehensive	Treasury	Noncontrolling
	Total	Capital	Capital	Business	Income	Stock	Interest

Balance at December 31, 2009	$1,595.6	$53.1	$843.4	$1,402.9	$(717.1)	$(4.7)	$18.0

Net income	186.3			184.5			1.8

Foreign currency translation adjustment	(5.8)				(5.8)
Pension and postretirement liability adjustment (net of income tax of $2.1 million)	47.8				47.8
Unrealized loss on marketable securities	(0.2)				(0.2)
Change in fair value of derivative financial instruments, net of reclassifications	(0.7)				(0.7)

Total comprehensive loss	227.4

Change in ownership of Timken Bearing Services South Africa	(3.5)		(1.0)				(2.5)
Dividends declared to noncontrolling interest	(0.4)						(0.4)
Dividends - $0.35 per share	(33.8)			(33.8)
Tax benefit from compensation	2.0		2.0
Stock-based compensation expense	12.1		12.1
Issuance (tender) of 877,039 shares from treasury	(22.9)		2.4			(25.3)
Issuance of 1,119,284 shares from authorized	17.5		17.5

Balance at September 30, 2010	$1,794.0	$53.1	$876.4	$1,553.6	$(676.0)	$(30.0)	$16.9

The total comprehensive income for the three months and nine months ended September 30, 2010 was $138.9 million and $227.4 million, respectively. The total comprehensive income for the three months and nine months ended September 30, 2009 was $5.7 million and $46.2 million, respectively.
The pension and postretirement liability adjustment of $47.8 million for the nine months ended September 30, 2010 includes a $14.1 million prior period adjustment (benefit) related to deferred taxes on post-retirement prescription drug benefits, specifically the employer subsidy provided by the U.S. government under Medicare Part D. Refer to Note 13 — Income Taxes in the Notes to the Consolidated Financial Statements for further discussion on this prior period adjustment.
Note 9 – Earnings Per Share
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three months and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Numerator:
Income (Loss) from continuing operations attributable to The Timken Company	$71.4	$(19.4)	$181.1	$(53.9)
Less: undistributed earnings (loss) allocated to nonvested stock	0.3	(0.2)	0.8	(0.6)

Income (Loss) from continuing operations available to common shareholders for
basic earnings (loss) per share and diluted earnings (loss) per share	71.1	(19.2)	180.3	(53.3)

Denominator:
Weighted average number of shares outstanding - basic	96,400,592	96,176,091	96,373,151	96,111,847
Effect of dilutive options	1,011,089	-	640,933	-

Weighted average number of shares outstanding, assuming dilution of stock options	97,411,681	96,176,091	97,014,084	96,111,847

Basic earnings (loss) per share from continuing operations	$0.74	$(0.20)	$1.87	$(0.55)

Diluted earnings (loss) per share from continuing operations	$0.73	$(0.20)	$1.86	$(0.55)

The exercise prices for certain stock options that the Company has awarded may exceed the average market price of the Company’s common stock. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. There were no antidilutive stock options outstanding for the three months ended September 30, 2010 and 3,759,975 shares of antidilutive stock options in the three months ended September 30, 2009. The antidilutive stock options outstanding were 1,307,303 and 4,275,871 for the nine months ended September 30, 2010 and 2009, respectively.

Note 10 – Segment Information
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales to external customers:
Mobile Industries	$404.1	$327.6	$1,172.0	$920.4
Process Industries	233.7	186.4	650.6	616.9
Aerospace and Defense	81.0	100.2	255.8	318.7
Steel	340.9	149.4	906.4	511.0

	$1,059.7	$763.6	$2,984.8	$2,367.0

Intersegment sales:
Process Industries	$0.8	$0.6	$2.1	$2.2
Steel	30.4	8.5	73.3	30.4

	$31.2	$9.1	$75.4	$32.6

Segment EBIT, as adjusted:
Mobile Industries	$60.6	$13.7	$171.5	$(0.6)
Process Industries	37.2	16.0	93.0	94.6
Aerospace and Defense	3.8	19.1	23.8	55.9
Steel	41.3	(20.2)	104.2	(60.4)

Total EBIT, as adjusted, for reportable segments	$142.9	$28.6	$392.5	$89.5

Unallocated corporate expenses	(17.6)	(10.3)	(49.2)	(35.8)
Impairment and restructuring	(2.9)	(19.6)	(9.4)	(84.1)
Rationalization and integration charges	(2.7)	(1.5)	(4.8)	(5.2)
Other	0.4	(2.6)	0.3	(0.6)
Interest expense	(9.1)	(10.3)	(28.7)	(27.2)
Interest income	0.8	0.4	2.3	1.3
Intersegment adjustments	(1.0)	3.4	2.6	6.2

Income (loss) from continuing operations before income taxes	$110.8	$(11.9)	$305.6	$(55.9)

Intersegment sales represent sales between the segments. These sales are eliminated upon consolidation.

Note 11 – Impairment and Restructuring Charges
Impairment and restructuring charges by segment are comprised of the following:
For the three months ended September 30, 2010:

	Mobile	Process	Aerospace
	Industries	Industries	& Defense	Steel	Corporate	Total

Impairment charges	$1.5	$0.5	$-	$-	$-	$2.0
Severance expense and related benefit costs	(0.1)	(0.6)	0.5	-	-	(0.2)
Exit costs	0.8	0.1	0.2	-	-	1.1

Total	$2.2	$-	$0.7	$-	$-	$2.9

For the three months ended September 30, 2009:

	Mobile	Process	Aerospace
	Industries	Industries	& Defense	Steel	Corporate	Total

Severance expense and related benefit costs	$11.4	$6.5	$0.7	$-	$0.2	$18.8
Exit costs	0.6	0.2	-	-	-	0.8

Total	$12.0	$6.7	$0.7	$-	$0.2	$19.6

For the nine months ended September 30, 2010:

	Mobile	Process	Aerospace
	Industries	Industries	& Defense	Steel	Corporate	Total

Impairment charges	$1.5	$0.5	$-	$-	$-	$2.0
Severance expense and related benefit costs	1.6	1.0	1.9	(0.1)	0.6	5.0
Exit costs	1.7	0.2	0.5	-	-	2.4

Total	$4.8	$1.7	$2.4	$(0.1)	$0.6	$9.4

For the nine months ended September 30, 2009:

	Mobile	Process	Aerospace
	Industries	Industries	& Defense	Steel	Corporate	Total

Impairment charges	$3.0	$29.8	$2.0	$-	$-	$34.8
Severance expense and related benefit costs	27.5	11.3	2.2	3.2	2.1	46.3
Exit costs	1.4	1.6	-	-	-	3.0

Total	$31.9	$42.7	$4.2	$3.2	$2.1	$84.1

The following discussion explains the major impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above.

Selling and Administrative Reductions
In March 2009, the Company announced the realignment of its organization to improve efficiency and reduce costs as a result of the economic downturn. During the first nine months of 2010, the Company recorded $0.7 million of severance and related benefit costs related to this initiative to eliminate approximately 25 associates, which primarily related to Corporate. During the first nine months of 2009, the Company recorded $10.6 million of severance and related benefit costs related to this initiative to eliminate approximately 270 associates. Of the $10.6 million charge for the first nine months of 2009, $4.5 million related to the Mobile Industries segment, $2.1 million related to Corporate, $1.9 million related to the Process Industries segment, $1.5 million related to the Steel segment and $0.6 million related to the Aerospace and Defense segment.
Manufacturing Workforce Reductions
During the third quarter and first nine months of 2010, the Company recorded $0.5 million and $4.6 million, respectively, in severance and related benefit costs to eliminate approximately 180 associates to properly align its business as a result of the downturn in the economy and expected market demand. The $0.5 million charge for the third quarter of 2010 primarily related to the Aerospace and Defense segment. Of the $4.6 million charge for the first nine months of 2010, $1.8 million related to the Aerospace and Defense segment, $1.4 million related to the Mobile Industries segment and $1.4 million related to the Process Industries segment. In addition, the Company recorded $0.4 million and $1.4 million, respectively, of exit costs in the third quarter and first nine months of 2010 related to these reductions. During the third quarter and first nine months of 2009, the Company recorded $13.6 million and $28.8 million, respectively, in severance and related benefit costs, including a curtailment of pension benefits of $1.6 million for the first nine months of 2009, to eliminate approximately 3,000 associates to properly align its business as a result of the economic downturn and expected market demand. Of the $13.6 million charge for the third quarter of 2009, $10.3 million related to the Mobile Industries segment, $2.3 million related to the Process Industries segment and $1.0 million related to the Aerospace and Defense segment. Of the $28.8 million charge for the first nine months of 2009, $20.6 million related to the Mobile Industries segment, $4.8 million related to the Process Industries segment, $1.7 million related to the Aerospace and Defense segment and $1.7 million related to the Steel segment.
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
Mobile Industries
In March 2007, the Company announced the closure of its manufacturing facility in Sao Paulo, Brazil. The Company completed the closure of this manufacturing facility on March 31, 2010. The Company expects to incur pretax costs of up to approximately $30 million, which includes restructuring costs and rationalization costs recorded in cost of products sold and selling, general and administrative expenses. Mobile Industries has incurred cumulative pretax costs of approximately $27.6 million as of September 30, 2010 related to this closure. During the third quarter and first nine months of 2010, the Company recorded $1.1 million of impairment charges associated with the closure of the Company’s Sao Paulo, Brazil manufacturing facility. The impairment charges were recorded as a result of the carrying value of certain machinery and equipment exceeding their expected future cash flows. In addition, the Company recorded $0.3 million of severance and related benefit costs during the first nine months of 2010. During the third quarter and first nine months of 2009, the Company recorded $1.3 million and $2.5 million, respectively, of severance and related benefit costs and exit costs of $0.7 million and $1.5 million, respectively, associated with the closure of this facility.
In addition to the above charges, the Company recorded impairment charges of $0.8 million during the first nine months of 2009 related to an impairment of fixed assets at one of its facilities in France as a result of the carrying value of these assets exceeding expected future cash flows.
Process Industries
In May 2004, the Company announced plans to rationalize its three bearing plants in Canton, Ohio within the Process Industries segment. The Company expects to incur pretax costs of approximately $70 million to $80 million (including pretax cash costs of approximately $40 million), by the end of 2010.
The Company recorded impairment charges of $27.7 million and exit costs of $1.6 million during the first nine months of 2009 as a result of the Process Industries’ rationalization plans. The significant impairment charge recorded during the first nine months of 2009 was a result of the rapid deterioration of the market sectors served by one of the rationalized plants resulting in the carrying value of the fixed assets for this plant exceeding their projected future cash flows. The Company then arrived at fair value by either valuing the assets in use, where the assets were still producing product, or in exchange, where the assets had been idled. The fair value was determined based on market comparisons of similar assets. The Company closed this plant at the end of 2009. Including rationalization costs recorded in cost of products sold and selling, general and administrative expenses, the Process Industries segment has incurred cumulative pretax costs of approximately $70.5 million as of September 30, 2010 for these rationalization plans.

In October 2009, the Company announced the consolidation of its distribution centers in Bucyrus, Ohio and Spartanburg, South Carolina into a larger, leased facility in the region surrounding the existing Spartanburg location. The closure of the Bucyrus Distribution Center will displace approximately 260 employees. During the third quarter of 2009, the Company recorded $4.5 million of severance and related benefit costs related to this closure. During the third quarter of 2010, the Company reduced its accruals for severance and related benefits by $0.7 million. The Company expects to complete the closure of the Bucyrus Distribution Center during the first quarter of 2011.
The following is a rollforward of the consolidated restructuring accrual for the nine months ended September 30, 2010 and the twelve months ended December 31, 2009:

	September 30,	December 31,
	2010	2009

Beginning balance, January 1	$34.0	$17.0
Expense	7.4	55.6
Payments	(24.2)	(38.6)

Ending balance	$17.2	$34.0

The restructuring accrual at September 30, 2010 and December 31, 2009 was included in other current liabilities on the Consolidated Balance Sheet. The restructuring accrual at December 31, 2009 excludes costs related to the curtailment of pension benefit plans of $0.9 million. The accrual at September 30, 2010 includes $10.0 million of severance and related benefits, with the remainder of the balance primarily representing environmental exit costs. The majority of the $10.0 million accrual relating to severance and related benefits is expected to be paid by the end of 2011.
Note 12 – Retirement and Postretirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s retirement and postretirement benefit plans. The amounts for the three months and nine months ended September 30, 2010 are based on actuarial calculations prepared during 2009 and updated in June 2010. The net periodic benefit cost recorded for the three months ended and nine months ended September 30, 2010 is the Company’s best estimate of each period’s proportionate share of the amounts to be recorded for the year ended December 31, 2010.

	Pension		Postretirement
	Three Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Components of net periodic benefit cost
Service cost	$8.4	$9.6	$0.5	$0.7
Interest cost	39.6	39.5	8.8	9.7
Expected return on plan assets	(50.2)	(48.5)	-	-
Amortization of prior service cost (credit)	2.4	2.9	(0.4)	(0.6)
Amortization of net actuarial loss	13.0	9.0	1.0	0.9
Curtailments and settlements	-	2.8	-	3.4

Net periodic benefit cost	$13.2	$15.3	$9.9	$14.1

	Pension		Postretirement
	Nine Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Components of net periodic benefit cost
Service cost	$24.9	$28.8	$1.6	$2.0
Interest cost	118.6	117.6	26.3	29.1
Expected return on plan assets	(150.3)	(144.7)	-	-
Amortization of prior service cost (credit)	7.1	8.6	(1.1)	(1.7)
Amortization of net actuarial loss	38.9	26.8	3.0	2.8
Curtailments and settlements	-	4.4	-	3.4

Net periodic benefit cost	$39.2	$41.5	$29.8	$35.6

On February 12, 2009, the Company was informed of alleged irregularities in the operation of an equity-related investment in its defined benefit pension plans. A court-appointed receiver is now in control of the investment firm and is conducting an ongoing investigation into the matter. In the fourth quarter of 2009, the Company reduced the value of this investment to its estimated net realizable value of $19.3 million (the original investment was $50 million), reflecting the receiver’s preliminary findings. The actual net realizable value of this investment may be more or less than estimated. In July 2010, the Company received $20 million of insurance proceeds related to this loss.
Note 13 – Income Taxes

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Provision for income taxes	$38.6	$7.1	$122.7	$2.9
Effective tax rate	34.8%	(60.4)%	40.2%	(5.2)%

The Company’s provision for income taxes in interim periods is computed in accordance with Accounting Standards Codification 740 by applying the appropriate annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior year tax liabilities, are recorded during the period(s) in which they occur.
The effective tax rate on the pretax income for the third quarter of 2010 was favorable relative to the U.S. federal statutory tax rate of 35% primarily due to earnings in certain foreign jurisdictions where the effective tax rate is less than 35% and the U.S. manufacturing deduction, partially offset by losses at certain foreign subsidiaries where no tax benefit could be recorded, U.S. state and local tax and the net effect of other U.S. tax items.
The effective tax rate on the pretax income for the first nine months of 2010 was unfavorable relative to the U.S. federal statutory tax rate of 35% primarily due to a $21.6 million charge recorded to reflect the deferred tax impact of the enactment of the U.S. Patient Protection and Affordable Care Act (as amended) enacted in the first quarter of 2010, losses at certain foreign subsidiaries where no tax benefit could be recorded, U.S. state and local taxes and the net effect of other U.S. tax items. These increases were partially offset by the earnings in certain foreign jurisdictions where the effective tax rate is less than 35%.
The effective tax rates on the pretax losses for the third quarter and the first nine months of 2009 were unfavorable relative to the U.S. federal statutory tax rate of 35% primarily due to losses in certain foreign jurisdictions where no tax benefit could be recorded, as well as the net impact of discrete tax adjustments recorded during the periods. These items were partially offset by earnings in certain foreign jurisdictions where the effective tax rate is less than 35% and the net effect of other U.S. items.
In the first nine months of 2010, the Company’s unrecognized tax benefits decreased by $15.3 million. This related to a decrease of $19.2 million related to settlements with tax authorities, a decrease of $3.0 million related to lapses in statutes of limitation, offset by an increase of $6.6 million for tax positions related to prior years, and an increase of $0.3 million related to tax positions in the current year. As of September 30, 2010, the Company has approximately $62.5 million of total gross unrecognized tax benefits. Included in this amount is approximately $45.6 million, which represents the amount of unrecognized tax benefits that would favorably impact the Company’s effective income tax rate in any future periods if such benefits were recognized.

In the first quarter of 2010, the Company recorded a $14.1 million adjustment to other comprehensive income for deferred taxes on postretirement prescription drug benefits, specifically the employer subsidy provided by the U.S. government under the Medicare Part D program (the Medicare subsidy). The Company determined it had provided deferred taxes on postretirement benefit plan accruals recorded through other comprehensive income net of the Medicare subsidy, rather than on a gross basis. The cumulative impact of this error resulted in a cumulative understatement of deferred tax assets totaling $14.1 million and a corresponding overstatement of accumulated other comprehensive loss. Management concluded the effect of the adjustment was not material to the Company’s prior three fiscal years and the first quarter of 2010 financial statements, as well as the estimated full-year 2010 financial statements.
Note 14 – Acquisitions and Divestitures
On September 21, 2010, the Company completed the acquisition of the business of QM Bearings and Power Transmission, Incorporated (QM), based in Ferndale, Washington, for $16.9 million. QM manufactures spherical roller-bearing steel-housed units and elastomeric and steel couplings used in demanding processes applications such as sawmill, logging and cement operations. QM had sales of more than $14 million in the last twelve months. The Company has preliminarily allocated the purchase price to assets of $19.1 million, including $0.8 million of cash and cash equivalents, $2.3 million of accounts receivable, $5.7 million of inventory, $1.4 million of property, plant and equipment and $7.6 million of goodwill, and liabilities of $2.2 million.
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
The following results of operations for this business have been treated as discontinued operations for all periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales	$-	$103.0	$-	$288.9
Cost of goods sold	-	89.9	-	284.8

Gross profit	-	13.1	-	4.1
Selling, administrative and general expenses	-	15.9	-	45.7
Impairment and restructuring charges	-	48.6	-	53.8
Interest expense, net	-	-	-	0.1
Other (expense) income, net	-	(0.6)	-	(1.5)

(Loss) before income taxes on operations	-	(52.0)	-	(97.0)
Income tax benefit on operations	-	21.2	-	37.1
(Loss) gain on divestiture	(1.5)	-	5.4	-
Income tax benefit (expense) on disposal	0.4	-	(2.0)	-

(Loss) income from discontinued operations	$(1.1)	$(30.8)	$3.4	$(59.9)

During the third quarter of 2010, the Company recorded an adjustment related to its 2009 Consolidated Financial Statements. (Loss) income from discontinued operations, net of income taxes, decreased $1.3 million (after-tax) due to a correction of an error related to a foreign currency translation adjustment for the Company’s Canadian operations that were sold as part of the NRB divestiture. The Company realized during the third quarter of 2010 that this adjustment should have been written-off in the fourth quarter of 2009 and recognized as part of the loss on the sale of the NRB operations. Management of the Company concluded the effect of the third quarter adjustment was immaterial to the Company’s 2009 and third-quarter 2010 financial statements, as well as to the full-year 2010 financial statements.
As of September 30, 2010, there were no assets or liabilities remaining from the divestiture of the NRB operations.

Note 15 – Fair Value
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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2010:

	Fair Value at September 30, 2010
	Total	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$899.8	$899.8	$-	$-
Short-term investments	30.0	30.0	-	-
Foreign currency hedges	1.6	-	1.6	-

Total Assets	$931.4	$929.8	$1.6	$-

Liabilities:
Foreign currency hedges	$4.9	$-	$4.9	$-

Total Liabilities	$4.9	$-	$4.9	$-

Cash and cash equivalents are highly liquid investments with maturities of three month or less when purchased and are valued at redemption value. Short-term investments are investments with maturities between four months and one year and are valued at amortized cost. The Company uses publicly available foreign currency forward and spot rates to measure the fair value of its foreign currency forward contracts.
The following table presents the fair value hierarchy for those assets measured at fair value on a nonrecurring basis for the nine months ended September 30, 2010:

	Fair Value at September 30, 2010				Total
	Total	Level 1	Level 2	Level 3	Losses

Assets:
Long-lived assets held and used	$0.7	$-	$-	$0.7	$(2.0)

Total Assets	$0.7	$-	$-	$0.7	$(2.0)

The following table presents the long-lived assets that have been adjusted to their fair value for the first nine months of 2010:

	Carrying	Fair Value
	Value	Adjustment	Fair Value

Long-lived assets held and used:
Machinery and equipment at Brazil subsidiary	$1.2	$(1.1)	$0.1
Other fixed assets	1.5	(0.9)	0.6

Total long-lived assets held and used	$2.7	$(2.0)	$0.7

During the third quarter of 2010, machinery and equipment associated with the manufacturing facility in Sao Paulo, Brazil, with a carrying value of $1.2 million were written down to their fair value of $0.1 million, resulting in an impairment charge of $1.1 million. During 2010, other fixed assets at various locations with a carrying value of $1.5 million were written down to their fair value of $0.6 million, resulting in the recognition of impairment charges of $0.9 million. The fair value for these assets was based on the price that would be received in a current transaction to sell the assets on a standalone basis, considering the age and physical attributes of the equipment compared to the cost of similar used machinery and equipment, as these assets have been idled.
Financial Instruments
The carrying value of cash and cash equivalents, accounts receivable, commercial paper, short-term borrowings and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $488.8 million and $440.1 million at September 30, 2010 and December 31, 2009, respectively. The carrying value of this debt was $443.2 million and $430.6 million at September 30, 2010 and December 31, 2009, respectively.
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
As of September 30, 2010, the Company had $214.5 million of outstanding foreign currency forward contracts at notional value. The total notional value of foreign currency hedges as of December 31, 2009 was $248.0 million.
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

The following table presents the fair value and location of all assets and liabilities associated with the Company’s hedging instruments within the Consolidated Balance Sheet:

		Asset Derivatives		Liability Derivatives
		Fair Value at		Fair Value at
	Balance Sheet	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
	Location	2010	2009	2010	2009

Derivatives designated as hedging instruments
Foreign currency forward contracts	Other non-current liabilities	$0.8	$0.7	$3.3	$1.9

Derivatives not designated as hedging instruments
Foreign currency forward contracts	Other non-current assets/liabilities	$0.8	$2.0	$1.6	$4.0

Total derivatives		$1.6	$2.7	$4.9	$5.9

The following tables present the impact of derivative instruments and their location within the unaudited Consolidated Statement of Income:

		Amount of gain or (loss)		Amount of gain or (loss)
		recognized in income on		recognized in income on
		derivative		derivative
	Location of gain or (loss)	Three Months Ended		Nine Months Ended
Derivatives in Fair Value	recognized in income on	September 30,		September 30,
Hedging Relationships	derivative	2010	2009	2010	2009

Interest rate swaps	Interest expense	$-	$(0.7)	$-	$(1.3)
Natural gas forward contracts	Other (expense) income, net	-	-	-	(1.6)

Total		$-	$(0.7)	$-	$(2.9)

		Amount of gain or (loss)		Amount of gain or (loss)
		recognized in income on		recognized in income on
		derivative		derivative
	Location of gain or (loss)	Three Months Ended		Nine Months Ended
Hedge items in Fair	recognized in income on	September 30,		September 30,
Value Hedge Relationships	derivative	2010	2009	2010	2009

Fixed-rate debt	Interest expense	$-	$0.7	$-	$1.3
Natural gas	Other (expense) income, net	-	-	-	1.2

Total		$-	$0.7	$-	$2.5

		Amount of gain or (loss)		Amount of gain or (loss)
		recognized in OCI on		reclassified from AOCI
		derivative		into income (effective portion)
		Three Months Ended		Three Months Ended
		September 30,		September 30,
Derivatives in cash flow hedging relationships		2010	2009	2010	2009

Foreign currency forward contracts		$3.6	$0.7	$0.3	$(1.6)

Total		$3.6	$0.7	$0.3	$(1.6)

		Amount of gain or (loss)		Amount of gain or (loss)
		recognized in OCI on		reclassified from AOCI
		derivative		into income (effective portion)
		Nine Months Ended		Nine Months Ended
		September 30,		September 30,
Derivatives in cash flow hedging relationships		2010	2009	2010	2009

Foreign currency forward contracts		$4.4	$0.3	$1.5	$(1.6)

Total		$4.4	$0.3	$1.5	$(1.6)

		Amount of gain or (loss)		Amount of gain or (loss)
		recognized in income on		recognized in income on
		derivative		derivative
	Location of gain or (loss)	Three Months Ended		Nine Months Ended
Derivatives not designated as	recognized in income on	September 30,		September 30,
hedging instruments	derivative	2010	2009	2010	2009

Foreign currency forward contracts	Other (expense) income, net	$3.7	$(4.4)	$8.7	$(1.8)

Total		$3.7	$(4.4)	$8.7	$(1.8)

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
The Mobile Industries segment provides bearings, power transmission components and related products and services. Customers of the Mobile Industries segment include original equipment manufacturers and suppliers for passenger cars, light trucks, medium and heavy-duty trucks, rail cars, locomotives and agricultural, construction and mining equipment. Customers also include aftermarket distributors of automotive products. The Company’s strategy for the Mobile Industries segment is to pursue growth in the automotive aftermarket, off-highway, rail and heavy truck market sectors through geographic expansion, product extensions and product performance. In the light-vehicle sector, the Company’s strategy is to maintain market share while delivering financial returns that meet or exceed the cost of capital.
The Process Industries segment provides bearings, power transmission components and related products and services. Customers of the Process Industries segment include original equipment manufacturers of power transmission, energy and heavy industries machinery and equipment including rolling mills, cement and aggregate processing equipment, paper mills, sawmills, printing presses, cranes, hoists, drawbridges, wind energy turbines, gear drives, drilling equipment, coal conveyors and crushers and food processing equipment. Customers also include aftermarket distributors of products other than those for steel and automotive applications. The Company’s strategy for the Process Industries segment is to pursue growth in selected industrial market sectors, including the aftermarket, and to achieve a leadership position in Asia. In July 2010, the Company began shipping product from its new ultra-large bore bearing manufacturing facility in Xiangtan, China. This facility is part of the Timken-XEMC Joint Venture, in which the Company has an 80% equity ownership. In September 2010, the Company completed the acquisition of QM Bearings and Power Transmission, Inc. QM Bearings and Power Transmission, Inc. manufactures spherical roller bearing steel housed units and elastomeric and steel couplings used in demanding processes such as sawmill and logging operations.
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
The Steel segment manufactures more than 450 grades of carbon and alloy steel, which are produced in both solid and tubular sections with a variety of lengths and finishes. The Steel segment also manufactures custom-made steel products for both industrial and automotive applications. The Company’s strategy for the Steel segment is to drive profitable growth by focusing on opportunities where the Company can offer differentiated capabilities. In August 2010, the Company announced that it will invest approximately $50 million in its steel operations for the installation of a new intermediate finishing line at the Gambrinus Steel Plant and the expansion of the steel lay-down yard at the Harrison Steel Plant’s small-bar mill.
In addition to specific segment initiatives, the Company has been making strategic investments in business processes and systems. Project O.N.E. is a multi-year program launched in 2005 to improve the Company’s business processes and systems. The Company invested $215.8 million to implement Project O.N.E, of which approximately $126.5 million was capitalized on the Consolidated Balance Sheet. During 2008 and 2007, the Company completed the installation of Project O.N.E. for the majority of the Company’s domestic Bearings and Power Transmission Group operations and a major portion of its European operations. In April 2009, the Company completed an additional installation of Project O.N.E. for the majority of the Company’s remaining European operations as well as certain other facilities in North America and India. In May 2010, the Company completed the final installation of Project O.N.E. This installation was for certain parts of the Aerospace and Defense segment and other manufacturing and distribution operations in Asia, Europe and Australia. With the completion of the May 2010 installation of Project O.N.E., approximately 90% of the Bearings and Power Transmission Group’s global sales flow through the new system.
On December 31, 2009, the Company completed the sale of the assets of its Needle Roller Bearings (NRB) operations to JTEKT Corporation (JTEKT). The Company received approximately $304 million in cash proceeds for these operations and retained certain receivables, subject to post-sale working capital adjustments. The NRB operations manufacture needle roller bearings, including a range of radial and thrust needle roller bearings, as well as bearing assemblies and loose needles for automotive and industrial applications. The NRB operations had 2009 sales of approximately $407 million and approximately 80% of these sales were previously included in the Company’s Mobile Industries segment with the remainder included in the Process Industries and Aerospace and Defense reportable segments. Results for 2009 for the NRB operations are presented as discontinued operations. The Company incurred an after-tax loss of approximately $12.6 million on the sale of the NRB operations during the fourth quarter of 2009. During the first nine months of 2010, the Company recorded an after-tax gain of approximately $3.4 million on the sale of the NRB operations primarily due to a working capital adjustment related to net retained receivables.
Overview:

	Three Months Ended
	September 30,

	2010	2009	$ Change	% Change

Net sales	$1,059.7	$763.6	$296.1	38.8%
Income (loss) from continuing operations	72.2	(19.0)	91.2	NM
Loss from discontinued operations	(1.1)	(30.8)	29.7	96.4%
Income attributable to noncontrolling interest	0.8	0.4	0.4	100.0%
Net income (loss) attributable to The Timken Company	70.3	(50.2)	120.5	240.0%
Diluted earnings (loss) per share:
Continuing operations	$0.73	$(0.20)	$0.93	NM
Discontinued operations	(0.01)	(0.32)	0.31	96.9%
Diluted earnings per share	$0.72	$(0.52)	$1.24	238.5%
Average number of shares - diluted	97,411,681	96,176,091	-	1.3%

	Nine Months Ended
	September 30,

	2010	2009	$ Change	% Change

Net sales	$2,984.8	$2,367.0	$617.8	26.1%
Income (loss) from continuing operations	182.9	(58.8)	241.7	NM
Income (loss) from discontinued operations	3.4	(59.9)	63.3	105.7%
Income (loss) attributable to noncontrolling interest	1.8	(4.9)	6.7	136.7%
Net income (loss) attributable to The Timken Company	184.5	(113.8)	298.3	262.1%
Diluted earnings (loss) per share:
Continuing operations	$1.86	$(0.55)	$2.41	NM
Discontinued operations	0.03	(0.62)	0.65	105%
Diluted earnings per share	$1.89	$(1.17)	$3.06	261.5%
Average number of shares - diluted	97,014,084	96,111,847	-	0.9%

The Timken Company reported net sales for the third quarter of 2010 of $1.1 billion, compared to $763.6 million in the third quarter of 2009, an increase of 39%. Net sales for the first nine months of 2010 were $3.0 billion, compared to $2.4 billion in the first nine months of 2009, an increase of 26%. Higher sales for the third quarter and first nine months of 2010 were primarily driven by strong demand from the Mobile Industries and Steel segments and the industrial distribution channel within the Process Industries segment, as well as higher surcharges, partially offset by lower sales in the Aerospace and Defense segment. For the third quarter of 2010, net income per diluted share was $0.72 compared to a loss of $0.52 per share for the third quarter of 2009. Income from continuing operations per diluted share for the third quarter of 2010 was $0.73 per diluted share compared to a loss of $0.20 per share for the third quarter of 2009. For the first nine months of 2010, net income per diluted share was $1.89 compared to a loss of $1.17 per share for the first nine months of 2009. Income from continuing operations per diluted share for the first nine months of 2010 was $1.86 per diluted share compared to a loss of $0.55 per share for the first nine months of 2009.
The Company’s third quarter and first nine months results reflect the improvement in the market sectors served by the Mobile Industries and Steel segments, higher surcharges, improved manufacturing performance and the favorable impact of restructuring initiatives, partially offset by lower demand from industrial and aerospace markets, higher LIFO expense and higher expense related to incentive compensation plans. Results for the first nine months of 2010 also reflect a one-time charge of $21.6 million to record the deferred tax impact of U.S. health care legislation enacted in the first quarter of 2010.
Income (loss) from discontinued operations in the first nine months of 2010 significantly increased from the first nine months of 2009. The income from discontinued operations recognized in the first nine months of 2010 is the result of working capital adjustments related to net retained receivables while the loss from discontinued operations recognized in 2009 was due to the negative impact of the deteriorating global economy on NRB’s business operations.
Outlook
The Company’s outlook for 2010 reflects an improvement in the global economy following the deteriorating global economic climate that occurred throughout 2009. The Company expects sales in 2010 to be approximately 25% to 30% higher than 2009, primarily driven by stronger sales volume in the Steel and Mobile Industries segments and the Company’s industrial distribution channel, as well as higher steel surcharges, partially offset by a decline in sales from the Aerospace and Defense segment. As a result of the Company’s improved operating performance and its 2009 cost reduction initiatives, the Company expects to continue to leverage sales growth. The strengthening margins will be partially offset by higher expense related to incentive compensation plans.
The Company expects to continue to generate cash from operations in 2010 as a result of higher earnings in 2010 compared to 2009. Pension contributions are also expected to increase to approximately $135 million in 2010, including over $100 million of discretionary U.S. contributions, compared to $65 million in 2009. As a result of higher earnings, partially offset by higher pension contributions, the Company expects to generate cash from operating activities in excess of $400 million in 2010. In addition, the Company expects capital expenditures to be approximately $110 million in 2010.

Sales by Segment:

	Three Months Ended
	September 30,

	2010	2009	$ Change	% Change

Mobile Industries	$404.1	$327.6	$76.5	23.4%
Process Industries	233.7	186.4	47.3	25.4%
Aerospace and Defense	81.0	100.2	(19.2)	-19.2%
Steel	340.9	149.4	191.5	128.2%

Total Company	$1,059.7	$763.6	$296.1	38.8%

	Nine Months Ended
	September 30,

	2010	2009	$ Change	% Change

Mobile Industries	$1,172.0	$920.4	$251.6	27.3%
Process Industries	650.6	616.9	33.7	5.5%
Aerospace and Defense	255.8	318.7	(62.9)	-19.7%
Steel	906.4	511.0	395.4	77.4%

Total Company	$2,984.8	$2,367.0	$617.8	26.1%

Net sales for the third quarter of 2010 increased $296.1 million, or 39%, compared to the third quarter of 2009, primarily due to higher volume of approximately $230 million primarily across the Mobile Industries’ off-highway and heavy truck market sectors, the Process Industries’ distribution channel and the Steel business segment and higher surcharges of $80 million, partially offset by unfavorable sales mix and the effect of foreign currency exchange rate changes of approximately $20 million.
Net sales for the first nine months of 2010 increased $617.8 million, or 26%, compared to the first nine months of 2009, primarily due to higher volume of approximately $440 million primarily across the Mobile Industries’ light vehicle, off-highway and heavy truck sectors and the Steel business segment and higher surcharges of $185 million.

Gross Profit:

	Three Months Ended
	September 30,

	2010	2009	$ Change	% Change

Gross profit	$265.1	$129.5	$135.6	104.7%
Gross profit % to net sales	25.0%	17.0%	-	800	bps
Rationalization expenses included in cost of products sold	$2.3	$1.0	$1.3	130.0%

	Nine Months Ended
	September 30,

	2010	2009	$ Change	% Change

Gross profit	$756.1	$409.5	$346.6	84.6%
Gross profit % to net sales	25.3%	17.3%	-	800	bps
Rationalization expenses included in cost of products sold	$4.1	$3.6	$0.5	13.9%

Gross profit increased in the third quarter of 2010 compared to the third quarter of 2009 primarily due to the impact of higher sales volume of approximately $90 million, an increase in steel surcharges of approximately $80 million and a favorable sales mix and higher pricing of approximately $60 million, partially offset by higher material costs of approximately $100 million.
Gross profit increased in the first nine months of 2010 compared to the first nine months of 2009 primarily due to the impact of higher sales volume of approximately $185 million, an increase in steel surcharges of approximately $185 million and improved manufacturing utilization of approximately $160 million, partially offset by higher material costs of $180 million.
In the third quarter and first nine months of 2010 and 2009, rationalization expenses included in cost of products sold primarily related to the closure of the manufacturing facility in Sao Paulo, Brazil and the continued rationalization of Process Industries’ Canton, Ohio bearing manufacturing facilities. Rationalization expenses in the third quarter and the first nine months of 2010 primarily consisted of the relocation and closure costs. Rationalization expenses in the third quarter and the first nine months of 2009 primarily consisted of accelerated depreciation and relocation of equipment.

Selling, General and Administrative Expenses:

	Three Months Ended
	September 30,

	2010	2009	$ Change	% Change

Selling, general and administrative expenses	$140.3	$107.3	$33.0	30.8%
Selling, general and administrative expenses % to net sales	13.2%	14.1%	-	(90)	bps
Rationalization expenses included in selling, general and administrative expenses	$0.4	$0.5	$(0.1)	(20.0)%

	Nine Months Ended
	September 30,

	2010	2009	$ Change	% Change

Selling, general and administrative expenses	$414.0	$358.7	$55.3	15.4%
Selling, general and administrative expenses % to net sales	13.9%	15.2%	-	(130)	bps
Rationalization expenses included in selling, general and administrative expenses	$0.7	$1.6	$(0.9)	(56.3)%

The increase in selling, general and administrative expenses in the third quarter of 2010, compared to the third quarter of 2009, was primarily due to higher expense related to incentive compensation plans of approximately $15 million, with the remainder of the increase relating to higher employee and professional costs. The increase in selling, general and administrative expenses in the first nine months of 2010, compared to the first nine months of 2009, was primarily due to higher expense related to incentive compensation plans of approximately $60 million.
Impairment and Restructuring Charges:

	Three Months Ended
	September 30,

	2010	2009	$ Change

Impairment charges	$2.0	$-	$2.0
Severance and related benefit costs	(0.2)	18.8	(19.0)
Exit costs	1.1	0.8	0.3

Total	$2.9	$19.6	$(16.7)

	Nine Months Ended
	September 30,

	2010	2009	$ Change

Impairment charges	$2.0	$34.8	$(32.8)
Severance and related benefit costs	5.0	46.3	(41.3)
Exit costs	2.4	3.0	(0.6)

Total	$9.4	$84.1	$(74.7)

The following discussion explains the major impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above. See Note 11 — Impairment and Restructuring in the Notes to the Consolidated Financial Statements for further details by segment.
Selling and Administrative Cost Reductions
In March 2009, the Company announced the realignment of its organization to improve efficiency and reduce costs as a result of the economic downturn. The Company targeted pretax savings of approximately $80 million in annual selling and administrative costs. This target was achieved in 2009. During the first nine months of 2010, the Company recorded $0.7 million of severance and related benefit costs related to this initiative to eliminate approximately 25 associates, which primarily related to Corporate. During the first nine months of 2009, the Company recorded $10.6 million of severance and related benefit costs related to this initiative to eliminate approximately 270 associates. Of the $10.6 million charge for the first nine months of 2009, $4.5 million related to the Mobile Industries segment, $2.1 million related to Corporate, $1.9 million related to the Process Industries segment, $1.5 million related to the Steel segment and $0.6 million related to the Aerospace and Defense segment.
Manufacturing Workforce Reductions
During the third quarter and first nine months of 2010, the Company recorded $0.5 million and $4.6 million, respectively, in severance and related benefit costs to eliminate approximately 180 associates to properly align its business as a result of the downturn in the economy and expected market demand. The $0.5 million charge for the third quarter of 2010 primarily related to the Aerospace and Defense segment. Of the $4.6 million charge for the first nine months of 2010, $1.8 million related to the Aerospace and Defense segment, $1.4 million related to the Mobile Industries segment and $1.4 million related to the Process Industries segment. In addition, the Company recorded $0.4 million and $1.4 million, respectively, of exit costs in the third quarter and first nine months of 2010 related to these reductions. During the third quarter and first nine months of 2009, the Company recorded $13.6 million and $28.8 million, respectively, in severance and related benefit costs, including a curtailment of pension benefits of $1.6 million for the first nine months of 2009, to eliminate approximately 3,000 associates to properly align its business as a result of the economic downturn and expected market demand. Of the $13.6 million charge for the third quarter of 2009, $10.3 million related to the Mobile Industries segment, $2.3 million related to the Process Industries segment and $1.0 million related to the Aerospace and Defense segment. Of the $28.8 million charge for the first nine months of 2009, $20.6 million related to the Mobile Industries segment, $4.8 million related to the Process Industries segment, $1.7 million related to the Aerospace and Defense segment and $1.7 million related to the Steel segment.
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
Mobile Industries
In March 2007, the Company announced the closure of its manufacturing facility in Sao Paulo, Brazil. The Company completed the closure of this manufacturing facility on March 31, 2010. This closure is targeted to deliver annual pretax savings of approximately $5 million, with expected pretax costs of up to approximately $30 million, which includes restructuring costs and rationalization costs recorded in cost of products sold and selling, general and administrative expenses. The Company expects to realize the $5 million of annual pretax savings by the end of 2010. Mobile Industries has incurred cumulative pretax costs of approximately $27.6 million as of September 30, 2010 related to this closure. During the third quarter and first nine months of 2010, the Company recorded $1.1 million of impairment charges associated with the closure of the Company’s Sao Paulo, Brazil manufacturing facility. The impairment charges were recorded as a result of the carrying value of certain machinery and equipment exceeding their expected future cash flows. In addition, the Company recorded $0.3 million of severance and related benefit costs during the first nine months of 2010. During the third quarter and first nine months of 2009, the Company recorded $1.3 million and $2.5 million, respectively, of severance and related benefit costs and exit costs of $0.7 million and $1.5 million, respectively, associated with the closure of this facility.
In addition to the above charges, the Company recorded impairment charges of $0.8 million during the first nine months of 2009 related to an impairment of fixed assets at one of its facilities in France as a result of the carrying value of these assets exceeding expected future cash flows.

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
The Company recorded impairment charges of $27.7 million and exit costs of $1.6 million during the first nine months of 2009 as a result of the Process Industries’ rationalization plans. The significant impairment charge recorded during the first nine months of 2009 was a result of the rapid deterioration of the market sectors served by one of the rationalized plants resulting in the carrying value of the fixed assets for this plant exceeding their projected future cash flows. The Company then arrived at fair value by either valuing the assets in use, where the assets were still producing product, or in exchange, where the assets had been idled. The fair value was determined based on market comparisons of similar assets. The Company closed this plant at the end of 2009. Including rationalization costs recorded in cost of products sold and selling, general and administrative expenses, the Process Industries segment has incurred cumulative pretax costs of approximately $70.5 million as of September 30, 2010 for these rationalization plans. As of September 30, 2010, the Process Industries segment has realized approximately $15 million in annual pretax savings.
In October 2009, the Company announced the consolidation of its distribution centers in Bucyrus, Ohio and Spartanburg, South Carolina into a larger, leased facility in the region surrounding the existing Spartanburg location. The closure of the Bucyrus Distribution Center will displace approximately 260 employees. During the third quarter of 2009, the Company recorded $4.5 million of severance and related benefit costs related to this closure. During the third quarter of 2010, the Company reduced its accruals for severance and related benefits by $0.7 million. The Company expects to complete the closure of the Bucyrus Distribution Center during the first quarter of 2011.
Rollforward of Restructuring Accruals:

	September 30,	December 31,
	2010	2009

Beginning balance, January 1	$34.0	$17.0
Expense	7.4	55.6
Payments	(24.2)	(38.6)

Ending balance	$17.2	$34.0

The restructuring accrual at September 30, 2010 and December 31, 2009 is included in other liabilities on the Consolidated Balance Sheet. The restructuring accrual at December 31, 2009 excludes costs related to the curtailment of pension benefit plans of $0.9 million. The accrual at September 30, 2010 includes $10.0 million of severance and related benefits, which is expected to be paid by the end of 2011. The remainder of the balance primarily represents environmental exit costs.
Interest Expense and Income:

	Three Months Ended
	September 30,

	2010	2009	$ Change	% Change

Interest expense	$9.1	$10.3	$(1.2)	(11.7)%
Interest income	$(0.8)	$(0.4)	$(0.4)	(100.0)%

	Nine Months Ended
	September 30,

	2010	2009	$ Change	% Change

Interest expense	$28.7	$27.2	$1.5	5.5%
Interest income	$(2.3)	$(1.3)	$(1.0)	(76.9)%

Interest expense for the third quarter of 2010 decreased compared to the third quarter of 2009 primarily due to lower average debt outstanding. Interest expense for the first nine months of 2010 increased compared to the first nine months of 2009 primarily due to the amortization of deferred financing costs associated with the refinancing of the Company’s $500 million Amended and Restated Credit Agreement (Senior Credit Facility) and the issuance of $250 million aggregate principal amount of fixed-rate 6% unsecured senior notes (Senior Notes), both of which occurred in the third quarter of 2009, and lower capitalized interest. These increases were partially offset by lower interest expense due to lower debt levels. Interest income for the third quarter and the first nine months of 2010 increased compared to the same periods in the prior year primarily due to higher invested cash balances.
Other Income and Expense:

	Three Months Ended
	September 30,

	2010	2009	$ Change	% Change

Other (expense) income, net:
Gain (loss) on divestitures of non-strategic assets	$0.1	$(0.7)	$0.8	114.3%
Equity investment impairment loss	-	(1.3)	1.3	100.0%
Gain (loss) on dissolution of subsidiaries	0.3	(0.6)	0.9	150.0%
Other expense	(3.2)	(2.0)	(1.2)	(60.0)%

Other (expense), net	$(2.8)	$(4.6)	$1.8	39.1%

	Nine Months Ended
	September 30,

	2010	2009	$ Change	% Change

Other (expense) income, net:
Gain on divestitures of non-strategic assets	$0.4	$0.6	$(0.2)	(33.3)%
Equity investment impairment loss	-	(1.3)	1.3	100.0%
(Loss) gain on dissolution of subsidiaries	(0.1)	0.1	(0.2)	(200.0)%
Other (expense) income	(1.0)	3.9	(4.9)	(125.6)%

Other (expense) income, net	$(0.7)	$3.3	$(4.0)	(121.2)%

The loss on divestitures of non-strategic assets for the third quarter of 2009 reflects a loss of $0.7 million on the sale of the remaining portion of the Company’s former office complex located in Torrington, Connecticut. For the first nine months of 2009, the gain on the divestiture of non-strategic assets represents a gain of $0.6 million on the sale of the Company’s former office complex located in Torrington, Connecticut. The sale of the Torrington office complex occurred in two separate transactions: one in the first quarter of 2009 resulting in a gain of $1.3 million and the other in the third quarter of 2009 resulting in the loss of $0.7 million mentioned above. The equity investment impairment loss for the third quarter of 2009 reflects an impairment loss on the Company’s joint venture, Endorsia.com International AB, of $1.3 million.
Other expense of $3.2 million for the third quarter of 2010 primarily consisted of foreign currency exchange losses and losses on the disposal of fixed assets, partially offset by royalty income. Other expense of $2.0 million for the third quarter of 2009 primarily consisted of losses on the disposal of fixed assets and foreign currency exchange losses. Other expense of $1.0 million for the first nine months of 2010 primarily consisted of losses on the disposal of fixed assets and donations, partially offset by royalty income. Other income of $3.9 million for the first nine months of 2009 primarily consisted of foreign currency exchange gains, royalty income and capital gains income, partially offset by losses on the disposal of fixed assets and losses from equity investments.

Income Tax Expense:

	Three Months Ended
	September 30,
}
	2010	2009	$ Change	% Change

Income tax expense	$38.6	$7.1	$31.5	NM
Effective tax rate	34.8%	(60.4)%	-	9,520	bps

	Nine Months Ended
	September 30,

	2010	2009	$ Change	% Change

Income tax expense	$122.7	$2.9	$119.8	NM
Effective tax rate	40.2%	(5.2)%	-	4,540	bps

The effective tax rate for the third quarter of 2010 was less than the U.S. Federal statutory tax rate of 35% primarily as a result of lower taxes related to non-U.S. earnings and utilization of the U.S. manufacturing deduction, partially offset by U.S. state and local taxes and the net impact of other items. The change in the effective tax rate compared to the third quarter of 2009 was primarily due to lower taxes on non-U.S. earnings, partially offset by a reduction in U.S. tax benefits as a result of the expiration of the U.S. research tax credit at the end of 2009 and the enactment of the Patient Protection and Affordable Care Act of 2010 (as amended) in the first quarter of 2010. The effective tax rate for the third quarter of 2009 reflects income tax expense on a pretax loss from continuing operations before income taxes primarily due to losses at certain foreign subsidiaries where no tax benefit could be recorded.
The effective tax rate for the first nine months of 2010 was higher than the U.S. Federal statutory tax rate of 35% primarily as a result of a $21.6 million charge in the first quarter to record the deferred tax impact of the Patient Protection and Affordable Care Act of 2010 (as amended), U.S. state and local taxes and the net impact of other items, partially offset by the impact of lower taxes related to non-U.S. earnings. The change in the effective tax rate versus the first nine months of 2009 was primarily due to the $21.6 million charge in the first quarter of 2010, partially offset by lower taxes on non-U.S. earnings. The effective tax rate for the first nine months of 2009 reflects income tax expense on a pretax loss from continuing operations before income taxes primarily due to losses at certain foreign subsidiaries where no tax benefit could be recorded.
Discontinued Operations:

	Three Months Ended
	September 30,

	2010	2009	$ Change	% Change

Operating results, net of tax	$-	$(30.8)	$30.8	100.0%

Loss on disposal, net of tax	(1.1)	-	(1.1)	NM

Loss from discontinued operations, net of taxes	$(1.1)	$(30.8)	$29.7	96.4%

	Nine Months Ended
	September 30,

	2010	2009	$ Change	% Change

Operating results, net of tax	$-	$(59.9)	$59.9	100.0%
Gain on disposal, net of tax	3.4	-	3.4	NM

Income (loss) from discontinued operations, net of taxes	$3.4	$(59.9)	$63.3	105.7%

In December 2009, the Company completed the divestiture of its NRB operations to JTEKT. Discontinued operations for the third quarter and first nine months of 2009 represent the operating results, net of tax, of these operations. The results of the third quarter and first nine months of 2009 reflect the deterioration of the markets served by the NRB operations. The third quarter of 2009 also reflects a pretax impairment loss of $33.7 million and pension curtailment of $6.2 million (a total of $25.1 million after-tax) as a result of the projected proceeds from the sale of NRB operations being lower than the net book value of the net assets expected to be transferred as a result of the sale of the NRB operations to JTEKT. The third quarter of 2009 also reflects other pretax severance and related benefit costs of $8.7 million. Including the impairment loss recorded during the third quarter of 2009, the first nine months of 2009 included pretax impairment losses of $34.5 million, pretax pension curtailments of $6.2 million and other pretax charges related to severance and related benefits of $13.1 million.
During the third quarter of 2010, the Company recorded an adjustment related to its 2009 Consolidated Financial Statements. (Loss) income from discontinued operations, net of income taxes, decreased $1.3 million (after-tax) due to a correction of an error related to a foreign currency translation adjustment for the Company’s Canadian operations that were sold as part of the NRB divestiture. The Company realized during the third quarter of 2010 that this adjustment should have been written-off in the fourth quarter of 2009 and recognized as part of the loss on the sale of the NRB operations. Management of the Company concluded the effect of the third quarter adjustment was immaterial to the Company’s 2009 and third-quarter 2010 financial statements, as well as to the full-year 2010 financial statements. In the first nine months of 2010, the Company recognized a gain of $3.4 million on disposal of the NRB operations. The gain, net of tax, primarily represents a working capital adjustment related to net retained receivables. Refer to Note 14 — Divestitures in the Notes to the Consolidated Financial Statements for additional discussion.
Net Income (Loss) Attributable to Noncontrolling Interest:

	Three Months Ended
	September 30,
	2010	2009	$ Change	% Change

Net income attributable to noncontrolling interest	$0.8	$0.4	$0.4	100.0%

	Nine Months Ended
	September 30,
	2010	2009	$ Change	% Change

Net income (loss) attributable to noncontrolling interest	$1.8	$(4.9)	$6.7	136.7%

Net income attributable to noncontrolling interest was income of $0.8 million for the third quarter of 2010, compared to income of $0.4 million for the third quarter of 2009. Net income attributable to noncontrolling interest was income of $1.8 million for the first nine months of 2010, compared to a loss of $4.9 million for the first nine months of 2009. The improvement in the net income attributable to noncontrolling interest for the third quarter and first nine months of 2010 reflects improvement in the markets served by subsidiaries in which the Company holds less than 100% ownership.
In the first nine months of 2009, net income (loss) attributable to noncontrolling interest increased by $6.1 million due to a correction of an error related to the $18.4 million goodwill impairment loss the Company recorded in the fourth quarter of 2008 for the Mobile Industries segment. In recording the goodwill impairment loss in the fourth quarter of 2008, the Company did not recognize that a portion of the goodwill impairment loss related to two separate subsidiaries in India and South Africa of which the Company holds less than 100% ownership. The net effect of this error understated the Company’s 2008 net income attributable to The Timken Company of $267.7 million by $6.1 million. The first quarter 2009 adjustment for this error overstated the Company’s first quarter 2009 net income attributable to The Timken Company by $6.1 million. Management concluded the effect of the first-quarter 2009 adjustment was not material to the Company’s 2008 and first-quarter 2009 financial statements, as well as the full-year 2009 financial statements.

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
The presentation below reconciles the changes in net sales for each segment reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of currency exchange rates. The effects of currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period. The effects of acquisitions and divestitures had no impact on the 2010 or 2009 operating results. The acquisition of QM Bearings and Power Transmission, Inc., completed on September 21, 2010, had no impact on 2010 operating results, while the 2009 divestiture of NRB is presented as discontinued operations. The year 2009 represents the base year for which the effects of currency are measured; as such, currency is assumed to be zero for 2009.
Mobile Industries Segment:

	Three Months Ended
	September 30,
	2010	2009	$ Change	% Change

Net sales, including intersegment sales	$404.1	$327.6	$76.5	23.4%
Adjusted EBIT	$60.6	$13.7	$46.9	NM
Adjusted EBIT margin	15.0%	4.2%	-	1,080	bps

	Three Months Ended
	September 30,
	2010	2009	$ Change	% Change

Net sales, including intersegment sales	$404.1	$327.6	$76.5	23.4%
Currency	(2.8)	-	(2.8)	NM

Net sales, excluding the impact of currency	$406.9	$327.6	$79.3	24.2%

	Nine Months Ended
	September 30,
	2010	2009	$ Change	% Change

Net sales, including intersegment sales	$1,172.0	$920.4	$251.6	27.3%
Adjusted EBIT	$171.5	$(0.6)	$172.1	NM
Adjusted EBIT margin	14.6%	(0.1)%	-	1,470	bps

	Nine Months Ended
	September 30,
	2010	2009	$ Change	% Change

Net sales, including intersegment sales	$1,172.0	$920.4	$251.6	27.3%
Currency	6.6	-	6.6	NM
Net sales, excluding the impact of currency	$1,165.4	$920.4	$245.0	26.6%

The Mobile Industries segment’s net sales, excluding the effects of currency-rate changes, increased 24.2% for the third quarter of 2010 compared to the third quarter of 2009, primarily due to higher volume of approximately $55 million and higher pricing of approximately $25 million. The volume increases were seen across all market sectors, led by a 64% increase in off-highway, a 36% increase in heavy truck, an 18% increase from the automotive aftermarket and a 12% increase in light vehicles. Adjusted EBIT was higher in the third quarter of 2010 compared to the third quarter of 2009, primarily due to higher volume and favorable sales mix of approximately $35 million, higher pricing of approximately $25 million and better manufacturing utilization of approximately $10 million. These increases were partially offset by higher selling and administrative costs of approximately $10 million and higher raw material costs of approximately $10 million. The higher selling and administrative costs were primarily due to higher performance-based compensation.
The Mobile Industries segment’s net sales, excluding the effects of currency-rate changes, increased 26.6% for the first nine months of 2010 compared to the first nine months of 2009, primarily due to higher volume of approximately $180 million and higher pricing of approximately $65 million. The volume increases were seen across all market sectors, led by a 36% increase in light vehicles, a 50% increase in heavy truck and a 21% increase in off-highway. Adjusted EBIT was higher in the first nine months of 2010 compared to the first nine months of 2009, primarily due to higher volume and favorable sales mix of approximately $100 million, better manufacturing utilization of approximately $70 million and higher pricing of approximately $65 million. These increases were partially offset by higher raw material costs of approximately $20 million, higher selling and administrative costs of approximately $20 million and higher logistics cost of approximately $20 million.
Sales for the Mobile Industries segment are expected to increase approximately 20% to 25% for 2010, compared to 2009, due to increased demand across most of the Mobile Industries’ market sectors, led by increases in heavy truck demand of approximately 42%, off-highway demand of approximately 31% and light-vehicle market demand of approximately 27%. The automotive aftermarket is also expected to increase approximately 20% for 2010 compared to 2009. In addition, adjusted EBIT for the Mobile Industries segment is expected to increase significantly during 2010, compared to 2009, primarily due to higher sales volume and lower manufacturing costs.

Process Industries Segment:

	Three Months Ended
	September 30,
	2010	2009	$ Change	% Change

Net sales, including intersegment sales	$234.5	$187.0	$47.5	25.4%
Adjusted EBIT	$37.2	$16.0	$21.2	132.5%
Adjusted EBIT margin	15.9%	8.6%	-	730	bps

	Three Months Ended
	September 30,
	2010	2009	$ Change	% Change

Net sales, including intersegment sales	$234.5	$187.0	$47.5	25.4%
Currency	(2.6)	-	(2.6)	NM
Net sales, excluding the impact of currency	$237.1	$187.0	$50.1	26.8%

	Nine Months Ended
	September 30,
	2010	2009	$ Change	% Change

Net sales, including intersegment sales	$652.7	$619.1	$33.6	5.4%
Adjusted EBIT	$93.0	$94.6	$(1.6)	(1.7)%
Adjusted EBIT margin	14.2%	15.3%	-	(110)	bps

	Nine Months Ended
	September 30,
	2010	2009	$ Change	% Change

Net sales, including intersegment sales	$652.7	$619.1	$33.6	5.4%
Currency	3.7	-	3.7	NM
Net sales, excluding the impact of currency	$649.0	$619.1	$29.9	4.8%

The Process Industries segment’s net sales, excluding the effects of currency-rate changes, increased 26.8% in the third quarter of 2010 compared to the same period in the prior year, primarily due to higher volume of approximately $45 million. The higher volume was primarily seen across the Company’s industrial distribution channel. In addition, several market sectors contributed to the increase in volume, led by a 195% increase in global wind energy demand, a 36% increase in gear drive demand and a 16% increase in cement and aggregate processing equipment demand. These increases were partially offset by a 47% decline in global metals demand and a 16% decrease in oil and gas demand. Adjusted EBIT was higher in the third quarter of 2010 compared to the third quarter of 2009, primarily due to the impact of higher volume of approximately $25 million, partially offset by an increase in performance-based compensation of approximately $5 million.

The Process Industries segment’s net sales, excluding the effects of currency-rate changes, increased 4.8% in the first nine months of 2010 compared to the same period in the prior year, primarily due to higher volume of approximately $35 million. The higher volume resulted from an 80% increase in global wind energy demand and a 10% increase in power generation demand. These increases were partially offset by a 30% decline in oil and gas demand and a 25% decline in gear drive demand. Adjusted EBIT was down slightly in the first nine months of 2010 compared to the first nine months of 2009. The Company expects sales in the Process Industries segment to increase approximately 5% to 10% in 2010, compared to 2009, as the industrial distribution channel strengthens during the second half of 2010. Adjusted EBIT for the Process Industries segment is expected to increase in 2010, compared to 2009, primarily due to the impact of higher volume, partially offset by higher raw material costs and higher performance-based compensation.
Aerospace and Defense Segment:

	Three Months Ended
	September 30,
	2010	2009	$ Change	% Change

Net sales, including intersegment sales	$81.0	$100.2	$(19.2)	(19.2)%
Adjusted EBIT	$3.8	$19.1	$(15.3)	(80.1)%
Adjusted EBIT margin	4.7%	19.1%	-	(1,440)	bps

	Three Months Ended
	September 30,
	2010	2009	$ Change	% Change

Net sales, including intersegment sales	$81.0	$100.2	$(19.2)	(19.2)%
Currency	(0.7)	-	(0.7)	NM
Net sales, excluding the impact of currency	$81.7	$100.2	$(18.5)	(18.5)%

	Nine Months Ended
	September 30,
	2010	2009	$ Change	% Change

Net sales, including intersegment sales	$255.8	$318.7	$(62.9)	(19.7)%
Adjusted EBIT	$23.8	$55.9	$(32.1)	(57.4)%
Adjusted EBIT margin	9.3%	17.5%	-	(820)	bps

	Nine Months Ended
	September 30,
	2010	2009	$ Change	% Change

Net sales, including intersegment sales	$255.8	$318.7	$(62.9)	(19.7)%
Currency	(0.7)	-	(0.7)	NM
Net sales, excluding the impact of currency	$256.5	$318.7	$(62.2)	(19.5)%

The Aerospace and Defense segment’s net sales, excluding the impact of currency-rate changes, decreased 18.5% in the third quarter of 2010, compared to the third quarter of 2009, primarily due to a decrease in volume of approximately $20 million. Volume was down across most key market sectors as the Aerospace and Defense segment continues to experience softening that began in the middle of the prior year. Implementation of new engineering systems and business processes also temporarily dampened sales for the third quarter. Adjusted EBIT for the third quarter of 2010 declined compared to the third quarter of 2009 primarily due to the lower volume.

The Aerospace and Defense segment’s net sales, excluding the impact of currency-rate changes, decreased 19.5% in the first nine months of 2010, compared to the first nine months of 2009, primarily due to a decrease in volume of approximately $75 million, partially offset by higher pricing. Volume was down across most key market sectors as the Aerospace and Defense segment continues to experience softening that began in the middle of the prior year. Adjusted EBIT declined for the first nine months of 2010 compared to the first nine months of 2009 primarily due to the lower volume. The Company expects the Aerospace and Defense segment to see declines in sales and adjusted EBIT in 2010, compared to 2009, as a result of softer commercial and general aviation market sectors and weakening in defense market sectors.
Steel Segment:

	Three Months Ended
	September 30,
	2010	2009	$ Change	% Change

Net sales, including intersegment sales	$371.3	$157.9	$213.4	135.1%
Adjusted EBIT	$41.3	$(20.2)	$61.5	NM

Adjusted EBIT margin	11.1%	(12.8)%	-	2,390	bps

	Three Months Ended
	September 30,
	2010	2009	$ Change	% Change

Net sales, including intersegment sales	$371.3	$157.9	$213.4	135.1%
Currency	0.1	-	0.1	NM

Net sales, excluding the impact of currency	$371.2	$157.9	$213.3	135.1%

	Nine Months Ended
	September 30,
	2010	2009	$ Change	% Change

Net sales, including intersegment sales	$979.7	$541.4	$438.3	81.0%
Adjusted EBIT	$104.2	$(60.4)	$164.6	272.5%
Adjusted EBIT margin	10.6%	(11.2)%	-	2,180	bps

	Nine Months Ended
	September 30,
	2010	2009	$ Change	% Change

Net sales, including intersegment sales	$979.7	$541.4	$438.3	81.0%
Currency	0.6	-	0.6	NM

Net sales, excluding the impact of currency	$979.1	$541.4	$437.7	80.8%

The Steel segment’s net sales for the third quarter of 2010, excluding the effect of currency-rate changes, increased 135.1% compared to the third quarter of 2009 primarily due to higher volume of approximately $150 million across all market sectors and higher surcharges of approximately $80 million, partially offset by unfavorable sales mix of approximately $20 million. Surcharges increased to $99.4 million in the third quarter of 2010 from $21.0 million in the third quarter of 2009. Surcharges are a pricing mechanism that the Company uses to recover scrap steel, energy and certain alloy costs, which are derived from published monthly indices. The average scrap index for the third quarter of 2010 was $421 per ton compared to $311 per ton for the third quarter of 2009. Steel shipments for the third quarter of 2010 were 275,803 tons compared to 131,087 tons for the third quarter 2009, an increase of 110.4%. The Steel segment’s average selling price, including surcharges, was $1,346 per ton for the third quarter of 2010 compared to an average selling price of $1,205 per ton in the third quarter of 2009. The increase in the average selling prices was primarily the result of higher surcharges, partially offset by unfavorable sales mix. The higher surcharges were the result of higher market prices for certain input raw materials, especially scrap steel, nickel and molybdenum.
The Steel segment’s adjusted EBIT increased $61.5 million in the third quarter of 2010 compared to the third quarter of 2009 primarily due to higher surcharges of approximately $80 million, the impact of higher sales volume of approximately $50 million, a favorable sales mix of approximately $20 million and lower manufacturing costs of approximately $10 million, partially offset by higher material costs of approximately $95 million and higher LIFO expense. In the third quarter of 2010, the Steel segment recognized LIFO expense of $2.1 million compared to LIFO income of $4.1 million in the third quarter of 2009. Raw material costs consumed in the manufacturing process, including scrap steel, alloys and energy, increased 52% in the third quarter of 2010 over the comparable period in the prior year to an average cost of $413 per ton.
The Steel segment’s net sales for the first nine months of 2010, excluding the effect of currency-rate changes, increased 80.8% compared to the first nine months of 2009 primarily due to higher volume of approximately $300 million, driven by the automotive market sector, and higher surcharges of approximately $185 million, partially offset by unfavorable sales mix of approximately $50 million. Surcharges increased to $253.8 million in the first nine months of 2010 from $69.1 million in the first nine months of 2009. The average scrap index for the first nine months of 2010 was $435 per ton compared to $243 per ton for the first nine months of 2009. Steel shipments for the first nine months of 2010 were 739,800 tons compared to 445,398 tons for the first nine months 2009, an increase of 66.1%. The Steel segment’s average selling price, including surcharges, was $1,324 per ton for the first nine months of 2010 compared to an average selling price of $1,215 per ton in the first nine months of 2009. The increase in the average selling prices was primarily the result of higher surcharges, partially offset by unfavorable sales mix. The higher surcharges were the result of higher market prices for certain input raw materials, especially scrap steel, nickel and molybdenum.
The Steel segment’s adjusted EBIT increased $164.6 million in the first nine months of 2010 compared to the first nine months of 2009 primarily due to higher surcharges of $185 million, the impact of higher sales volume of approximately $125 million and lower manufacturing costs of approximately $80 million, partially offset by the impact of higher raw materials costs of $170 million, unfavorable sales mix of approximately $25 million and higher LIFO expense. In the first nine months of 2010, the Steel segment recognized LIFO expense of $2.7 million compared to LIFO income of $20.3 million in the first nine months of 2009. Raw material costs consumed in the manufacturing process, including scrap steel, alloys and energy, increased 42% in the first nine months of 2010 over the comparable period in the prior year to an average cost of $413 per ton.
The Company expects the Steel segment to see an 80% to 90% increase in sales for 2010, compared to 2009, due to higher volume and higher surcharges, as scrap steel and alloy prices have risen substantially from the low levels experienced in 2009. The Company also expects higher demand across most market sectors, primarily driven by an 80% increase in industrial market sectors and a 65% increase in automotive market sectors. The Company expects the Steel segment’s adjusted EBIT to be significantly higher in 2010, compared to 2009, primarily due to the higher sales volume and raw material surcharges. Scrap costs are expected to increase in the short-term from current levels and then stabilize, as are alloy and energy costs.

Corporate:

	Three Months Ended
	September 30,
	2010	2009	$ Change	% Change

Corporate expenses	$(17.6)	$(10.3)	$(7.3)	(70.9)%
Corporate expenses % to net sales	(1.7)%	(1.3)%	-	(40)	bps

	Nine Months Ended
	September 30,
	2010	2009	$ Change	% Change

Corporate expenses	$(49.2)	$(35.8)	$(13.4)	(37.4)%
Corporate expenses % to net sales	(1.6)%	(1.5)%	-	(10)	bps

Corporate expenses increased for the third quarter and first nine months of 2010, compared to the third quarter and first nine months of 2009, as a result of higher performance-based compensation of approximately $4 million and $14 million, respectively.
The Balance Sheet:
Total assets as shown on the Consolidated Balance Sheet at September 30, 2010 increased $242.1 million compared to December 31, 2009. The increase in 2010 was primarily due to higher cash and cash equivalents and higher working capital as a result of higher volumes.
Current Assets:

	September 30,	December 31,
	2010	2009	$ Change	% Change

Cash and cash equivalents	$899.8	$755.5	$144.3	19.1%
Accounts receivable, net	552.2	411.2	141.0	34.3%
Inventories, net	771.4	671.2	100.2	14.9%
Deferred income taxes	62.1	61.5	0.6	1.0%
Deferred charges and prepaid expenses	14.0	11.8	2.2	18.6%
Other current assets	69.3	111.3	(42.0)	(37.7)%

Total current assets	$2,368.8	$2,022.5	$346.3	17.1%

Refer to the Consolidated Statement of Cash Flows for a discussion of the increase in cash and cash equivalents. Accounts receivable, net increased as a result of the higher sales in the third quarter of 2010 compared to the fourth quarter of 2009, as well as a $10.8 million decrease in the allowance for doubtful accounts. Inventories increased primarily due to higher volume. The decrease in other current assets is primarily due to a decrease of approximately $70 million in net income taxes receivable as a result of a $54.3 million tax refund received in July 2010 and the current-year provision for income taxes, partially offset by an increase of approximately $30 million in short-term investments.

Property, Plant and Equipment - Net:

	September 30,	December 31,
	2010	2009	$ Change	% Change

Property, plant and equipment	$3,421.0	$3,398.1	$22.9	0.7%
Less: allowances for depreciation	(2,164.4)	(2,062.9)	(101.5)	(4.9)%

Property, plant and equipment - net	$1,256.6	$1,335.2	$(78.6)	(5.9)%

The decrease in property, plant and equipment - net in the first nine months of 2010 was primarily due to current-year depreciation expense exceeding capital expenditures and the impact of foreign currency translation.
Other Assets:

	September 30,	December 31,
	2010	2009	$ Change	% Change

Goodwill	$228.2	$221.7	$6.5	2.9%
Other intangible assets	125.2	132.1	(6.9)	(5.2)%
Deferred income taxes	231.4	248.6	(17.2)	(6.9)%
Other non-current assets	38.8	46.8	(8.0)	(17.1)%

Total other assets	$623.6	$649.2	$(25.6)	(3.9)%

The increase in goodwill is primarily due to the initial purchase price allocation from the acquisition of QM Bearings and Power Transmission, Inc. The decrease in other intangible assets was primarily due to current-year amortization. The decrease in deferred income taxes is primarily due to a reduction in deferred tax assets caused by the enactment of the U.S. Patient Protection and Affordable Care Act (as amended).
Current Liabilities:

	September 30,	December 31,
	2010	2009	$ Change	% Change

Short-term debt	$3.6	$26.3	$(22.7)	(86.3)%
Accounts payable	257.8	156.0	101.8	65.3%
Salaries, wages and benefits	218.5	142.5	76.0	53.3%
Income taxes payable	54.2	-	54.2	NM
Deferred income taxes	9.1	9.2	(0.1)	(1.1)%
Other current liabilities	162.3	189.3	(27.0)	(14.3)%
Current portion of long-term debt	10.0	17.1	(7.1)	(41.5)%

Total current liabilities	$715.5	$540.4	$175.1	32.4%

The decrease in short-term debt was primarily due to the Company’s use of cash to reduce net borrowings by its foreign subsidiaries under lines of credit. The increase in accounts payable was primarily due to higher volumes. The increase in accrued salaries, wages and benefits was the result of accruals for current-year incentive plans in the first nine months of 2010. The decrease in other current liabilities was primarily due to the payout of severance payments related to 2009 restructuring activities, as well as a reduction in the accrual for a working capital adjustment related to the sale of the NRB operations.

Non-Current Liabilities:

	September 30,	December 31,
	2010	2009	$ Change	% Change

Long-term debt	$479.4	$469.3	$10.1	2.2%
Accrued pension cost	554.9	690.9	(136.0)	(19.7)%
Accrued postretirement benefits cost	594.3	604.2	(9.9)	(1.6)%
Deferred income taxes	6.6	6.1	0.5	8.2%
Other non-current liabilities	104.3	100.4	3.9	3.9%

Total non-current liabilities	$1,739.5	$1,870.9	$(131.4)	(7.0)%

The increase in long-term debt is due to the construction of a new wind energy bearing manufacturing facility in China. The decrease in accrued pension cost was primarily due to the Company’s contribution of approximately $126 million to its defined benefit pension plans during the first nine months of 2010.
Shareholders’ Equity:

	September 30,	December 31,
	2010	2009	$ Change	% Change

Common stock	$929.5	$896.5	$33.0	3.7%
Earnings invested in the business	1,553.6	1,402.9	150.7	10.7%
Accumulated other comprehensive loss	(676.0)	(717.1)	41.1	5.7%
Treasury shares	(30.0)	(4.7)	(25.3)	NM
Noncontrolling interest	16.9	18.0	(1.1)	(6.1)%

Total shareholders’ equity	$1,794.0	$1,595.6	$198.4	12.4%

The increase in common stock was primarily due to proceeds received from the exercise of stock options. Earnings invested in the business increased in the first nine months of 2010 by net income of $184.5 million, partially offset by dividends declared of $33.8 million. The decrease in accumulated other comprehensive loss was primarily due to the recognition of prior-year service costs and actuarial losses for defined benefit pension and postretirement benefit plans and a $14.1 million prior period adjustment related to deferred taxes on post-retirement prescription drug benefits, specifically the employer subsidy provided by the U.S. government under Medicare Part D. Refer to Note 13 — Income Taxes in the Notes to the Consolidated Financial Statements for further discussion on the prior period adjustment. Treasury shares increased during the first nine months of 2010 as a result of the Company repurchasing stock under its 2006 common stock purchase plan.

Cash Flows:

	For the Nine Months Ended
	September 30,
	2010	2009	$ Change

Net cash provided by operating activities	$313.4	$424.2	$(110.8)
Net cash used by investing activities	(107.2)	(75.7)	(31.5)
Net cash used by financing activities	(56.4)	(118.4)	62.0
Effect of exchange rate changes on cash	(5.5)	19.3	(24.8)

Increase in cash and cash equivalents	$144.3	$249.4	$(105.1)

Operating activities provided net cash of $313.4 million and $424.2 million in the first nine months of 2010 and 2009, respectively. The decrease in net cash provided by operating activities was primarily due to higher pension contributions and other postretirement benefit payments as well as lower cash provided by working capital items, particularly inventories and accounts receivable, partially offset by higher net income. Pension contributions and other postretirement benefit payments were $164.4 million for the first nine months of 2010, compared to $89.2 million for the first nine months of 2009. Accounts receivable used cash of $140.9 million in the first nine months of 2010 after providing cash of $128.4 million in the first nine months of 2009. Inventories used cash of $95.2 million in the first nine months of 2010 after providing cash of $311.5 million in the first nine months of 2009. Accounts receivable and inventories increased in the first nine months of 2010 primarily due to higher volumes compared to the first nine months of 2009. In addition, the increase in accounts receivable was partially offset by the collection of retained net receivables from the sale of the NRB operations of approximately $30 million to $35 million. Accounts payable and accrued expenses provided cash of $146.2 million in the first nine months of 2010 after using cash of $144.2 million for the first nine months of 2009. Net income increased $298.3 million in the first nine months of 2010 compared to the first nine months of 2009.
The net cash used by investing activities of $107.2 million for the first nine months of 2010 increased from the same period in 2009 as a result of an increase in short-term investments of $30.0 million and an increase in acquisitions of $16.1 million, partially offset by a decrease in capital expenditures of $19.8 million in the current year. The increase in short-term investments included a cash deposit to collateralize an insurance obligation and a purchase of short-term certificates of deposit. The increase in acquisitions primarily related to the purchase of QM Bearings and Power Transmission, Inc., which was completed in September 2010. The Company expects capital expenditures to be approximately $110 million in 2010.
The net cash used by financing activities of $56.4 million in the first nine months of 2010 decreased from $118.4 million in the first nine months of 2009. The Company reduced its net borrowings by $19.4 million during the first nine months of 2010 after reducing its net borrowings, net of restricted cash, by $84.5 million during the first nine months of 2009. In addition, the Company repurchased $29.2 million shares of its common stock, during the first nine months of 2010, compared to the first nine months of 2009, which was substantially offset by a net increase in proceeds of $28.8 million related to stock option exercises.
Liquidity and Capital Resources
At September 30, 2010, cash and cash equivalents of $899.8 million exceeded total debt of $493.0 million. At December 31, 2009, cash and cash equivalents of $755.5 million exceeded total debt of $512.7 million. The net debt to capital ratio was a negative 29.3% and 17.9%, respectively, at September 30, 2010 and December 31, 2009.

Reconciliation of total debt to net debt and the ratio of net debt to capital:
Net Debt:

	September 30,	December 31,
	2010	2009

Short-term debt	$3.6	$26.3
Current portion of long-term debt	10.0	17.1
Long-term debt	479.4	469.3

Total debt	493.0	512.7
Less: cash and cash equivalents	(899.8)	(755.5)

Net (cash) debt	$(406.8)	$(242.8)

Ratio of Net Debt to Capital:

	September 30,	December 31,
	2010	2009

Net (cash) debt	$(406.8)	$(242.8)
Shareholders’ equity	1,794.0	1,595.6

Net (cash) debt + shareholders’ equity (capital)	$1,387.2	$1,352.8

Ratio of net (cash) debt to capital	(29.3)%	(17.9)%

The Company presents net (cash) debt because it believes net (cash) debt is more representative of the Company’s financial position.
At September 30, 2010, the Company had no outstanding borrowings under its 364-day Asset Securitization Agreement (Asset Securitization), which provides for borrowings up to $100 million, subject to certain borrowing base limitations, and is secured by certain domestic trade receivables of the Company. The Company had full availability under the Asset Securitization at September 30, 2010. The Asset Securitization matures on November 15, 2010. The Company expects to replace the Asset Securization with a similar facility on or before maturity.
At September 30, 2010, the Company had no outstanding borrowings under its $500 million Senior Credit Facility, but had letters of credit outstanding totaling $17.2 million, which reduced the availability under the Senior Credit Facility to $482.8 million. The Senior Credit Facility matures on July 10, 2012. Under the Senior Credit Facility, the Company has three financial covenants: a consolidated leverage ratio, a consolidated interest coverage ratio and a consolidated minimum tangible net worth test. At September 30, 2010, the Company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.25 to 1.0. As of September 30, 2010, the Company’s consolidated leverage ratio was 0.8 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 4.0 to 1.0. As of September 30, 2010, the Company’s consolidated interest coverage ratio was 16.5 to 1.0. As of September 30, 2010, the Company’s consolidated tangible net worth exceeded the minimum required amount by over $400 million. Refer to Note 6 – Financing Arrangements in the Notes to the Consolidated Financial Statements for further discussion.
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
Other sources of liquidity include lines of credit for certain of the Company’s foreign subsidiaries, which provide for borrowings up to $319.1 million. The majority of these lines are uncommitted. At September 30, 2010, the Company had borrowings outstanding of $19.4 million, which reduced the availability under these facilities to $299.7 million.
The Company expects that any cash requirements in excess of cash on hand and cash generated from operating activities will be met by the committed funds available under its Asset Securitization and the Senior Credit Facility. The Company believes it has sufficient liquidity to meet its obligations through at least the term of the Senior Credit Facility.
The Company expects to remain in compliance with its debt covenants. However, the Company may need to limit its borrowings under the Senior Credit Facility or other facilities from time to time in order to remain in compliance. As of September 30, 2010, the Company could have borrowed the full amounts available under the Senior Credit Facility and Asset Securitization Agreement and would have remained in full compliance with its debt covenants. However, the Company does not expect borrowings to be limited by its debt covenants through at least the term of the Senior Credit Facility.
In September 2009, the Company issued $250 million of fixed-rated unsecured Senior Notes. These Senior Notes, which mature in September 2014, bear interest at 6.0% per annum. The net proceeds from the sale of the Senior Notes were used in December 2009 to redeem fixed-rate unsecured Senior Notes maturing in February 2010.
The Company expects to continue to generate cash from operations as the Company experiences improved margins in 2010. The Company expects to make approximately $135 million in pension contributions in 2010, compared to $65 million in 2009. As a result, the Company expects to generate cash from operating activities in excess of $400 million in 2010. In addition, the Company expects capital expenditures to be approximately $110 million in 2010.
Financing Obligations and Other Commitments
During the first nine months of 2010, the Company made cash contributions of approximately $126 million to its global defined benefit pension plans, $100 million of which was discretionary. The Company currently expects to make contributions to its global defined benefit pension plans totaling approximately $135 million in 2010. The Company will consider making additional discretionary contributions during the fourth quarter of 2010. Returns for the Company’s global defined benefit pension plan assets in 2009 were significantly above the expected rate of return assumption of 8.75 percent due to broad increases in global equity markets. These favorable returns positively impacted the funded status of the plans at the end of 2009 and are expected to result in lower pension expense and required pension contributions over the next several years. However, the impact of these favorable returns will be offset by the impact of the lower discount rate for expense in 2010, compared to 2009. Returns for the Company’s U.S. defined benefit plan pension assets for the first nine months of 2010 were approximately 9.7%. Returns below the Company’s expected long-term rate of return of 8.75% may impact the Company’s future pension expense and contributions. A 0.25 percentage point reduction in the expected long-term rate of return would increase pension expense by approximately $5 million per year.
During the first nine months of 2010, the Company purchased one million shares of common stock for approximately $29.2 million under the Company’s 2006 common stock purchase plan. This plan authorizes the Company to buy, in the open market or in privately negotiated transactions, up to four million shares of common stock, which are to be held as treasury shares and used for specified purposes, up to an aggregate amount of $180 million. The authorization expires on December 31, 2012.
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

Critical Accounting Policy and Estimates:
The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company reviews its critical accounting policies throughout the year and believes the following critical policy affects management’s significant judgments and estimates used in preparation of the Consolidated Financial Statements and should be read in conjunction with the critical accounting policies and estimates included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and the Forms 10-Q for the periods ended March 31, 2010 and June 30, 2010.
Inventory:
Inventories are valued at the lower of cost or market, with approximately 48% valued by the last-in, first-out (LIFO) method and the remaining 52% valued by the first-in, first-out (FIFO) method. The majority of the Company’s domestic inventories are valued by the LIFO method and all of the Company’s international (outside the United States) inventories are valued by the FIFO method. An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. The Company recognized $10.2 million in LIFO expense for the nine months ended September 30, 2010, compared to LIFO income of $26.2 million for the nine months ended September 30, 2009. Based on current expectations of inventory levels and costs, the Company expects to recognize approximately $13 million in LIFO expense for the year ended December 31, 2010. The expected increase in the LIFO reserve for 2010 is a result of higher costs, especially scrap steel costs, as well as higher inventory quantities. A 1.0% increase in costs would increase the current LIFO expense estimate for 2010 by $4.4 million. A 1.0% increase in inventory quantities would increase the current LIFO expense estimate for 2010 by $0.2 million.
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
Foreign currency exchange losses included in the Company’s operating results for the third quarter of 2010 were $3.0 million, compared to a loss of $2.5 million during the third quarter of 2009. Foreign currency exchange gains included in the Company’s operating results for the nine months ended September 30, 2010 were $2.3 million, compared to a gain of $2.9 million during the nine months ended September 30, 2009. For the nine months ended September 30, 2010, the Company recorded a negative non-cash foreign currency translation adjustment of $5.8 million that decreased shareholders’ equity, compared to a positive non-cash foreign currency translation adjustment of $54.3 million that increased shareholders’ equity for the nine months ended September 30, 2009. The foreign currency translation adjustments for the nine months ended September 30, 2010 were negatively impacted by the strengthening of the U.S. dollar relative to other currencies such as the Euro and the Chinese yuan.

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
Our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 include a detailed discussion of our risk factors. There have been no material changes to the risk factors included the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer of Purchases of Common Stock
The following table provides information about purchases by the Company during the quarter ended September 30, 2010 of its common stock.

			Total number	Maximum
			of shares	number of
			purchased as	shares that
			part of publicly	may yet
	Total number	Average	announced	be purchased
	of shares	price paid	plans or	under the plans
Period	purchased(1)	per share (2)	programs	or programs(3)

7/1/10 - 7/31/10	1,284	$33.88	-	3,000,000
8/1/10 - 8/31/10	19,821	34.74	-	3,000,000
9/1/10 - 9/30/10	4,734	37.27	-	3,000,000

Total	25,839	$35.16	-	3,000,000

(1)	Represents shares of the Company’s common stock that are owned and tendered by employees to exercise stock options, and to satisfy withholding obligations in connection with the exercise of stock options and vesting of restricted shares.

(2)	For shares tendered in connection with the vesting of restricted shares, the average price paid per share is an average calculated using the daily high and low of the Company’s common stock as quoted on the New York Stock Exchange at the time of vesting. For shares tendered in connection with the exercise of stock options, the price paid is the real time trading stock price at the time the options are exercised.

(3)	Pursuant to the Company’s 2006 common stock purchase plan, the Company may purchase up to four million shares of common stock at an amount not to exceed $180 million in the aggregate. The Company may purchase shares under its 2006 common stock purchase plan until December 31, 2012. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans.

Item 6.	Exhibits

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of James W. Griffith, President and Chief Executive Officer (principal executive officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Glenn A. Eisenberg, Executive Vice President — Finance and Administration (principal financial officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of James W. Griffith, President and Chief Executive Officer (principal executive officer) and Glenn A. Eisenberg, Executive Vice President — Finance and Administration (principal financial officer) of The Timken Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the quarterly report on Form 10-Q of The Timken Company for the quarter ended September 30, 2010, filed on November 4, 2010, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to the Consolidated Financial Statements tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY
Date : November 4, 2010	By /s/ James W. Griffith
James W. Griffith
President, Chief Executive Officer and Director (Principal Executive Officer)

Date : November 4, 2010	By /s/ Glenn A. Eisenberg
Glenn A. Eisenberg
Executive Vice President — Finance and Administration (Principal Financial Officer)