Form 10-K
period 2010-12-31
TIMKEN CO
filed 2011-02-22
CIK 98362

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Yes ☐ No ☑
     As of June 30, 2010, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was $2,269,831,634 based on the closing sale price as reported on the New York Stock Exchange.
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2011

Common Shares, without par value	97,888,273 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held	Part III
May 10, 2011 (Proxy Statement)

THE TIMKEN COMPANY
INDEX TO FORM 10-K REPORT

PART I.
Item 1. Business
General
As used herein, the term “Timken” or the “Company” refers to The Timken Company and its subsidiaries unless the context otherwise requires. The Timken Company develops, manufactures, markets and sells products for friction management and power transmission, alloy steels and steel components.
The Company was founded in 1899 by Henry Timken, who received two patents on the design of a tapered roller bearing. Timken grew to become the world’s largest manufacturer of tapered roller bearings. Over the years, the Company has expanded its breadth of bearing products beyond tapered roller bearings to include cylindrical, spherical, needle and precision ball bearings. In addition to bearings, Timken further broadened its portfolio to include a wide array of friction management products and maintenance services to improve the operation of customers’ machinery and equipment, such as lubricants, seals, bearing maintenance tools and condition-monitoring equipment. The Company also manufactures power transmission components and assemblies, as well as systems such as helicopter transmissions, high-quality alloy steel, bars and tubing to custom specifications to meet demanding performance requirements and finished and semi-finished steel components.
The Company’s strategy balances corporate aspirations for sustained growth and a determination to optimize the Company’s existing portfolio of business, thereby continuing to generate excellent profits and cash flows.
Timken’s global footprint consists of 52 manufacturing facilities, nine technology and engineering centers, 14 distribution centers and warehouses and nearly 20,000 employees. Timken operates in 27 countries and territories.
Industry Segments
The Company operates under two business groups: the Steel Group and the Bearings and Power Transmission Group. The Bearings and Power Transmission Group is composed of three operating segments: (1) Mobile Industries; (2) Process Industries; and (3) Aerospace and Defense. These three operating segments and the Steel Group comprise the Company’s four reportable segments. Financial information for the segments is discussed in Note 13 to the Consolidated Financial Statements.
Description of types of products and services from which each reportable segment derives its revenues
The Company’s reportable segments are business units that target different industry segments or types of product. Each reportable segment is managed separately because of the need to specifically address customer needs in these different industries.
The Mobile Industries segment provides bearings, power transmission components and related products and services to original equipment manufacturers and suppliers building agricultural, construction and mining equipment, passenger cars, light trucks, medium and heavy-duty trucks, rail cars and locomotives, as well as to automotive aftermarket and heavy-duty truck distributors.
The Process Industries segment offers bearings, power transmission components and related products and services, working side by side with original equipment manufacturers of power transmission, energy and heavy industries machinery and equipment. This includes rolling mills, cement and aggregate processing equipment, paper mills, sawmills, printing presses, cranes, hoists, drawbridges, wind energy turbines, gear drives, drilling equipment, coal conveyors, coal crushers and food processing equipment. The segment also serves aftermarket sales through its global network of authorized industrial distributors.
The Aerospace and Defense segment manufactures bearings, helicopter transmission systems, rotor head assemblies, turbine engine components, gears and other precision flight-critical components for commercial and military aviation applications and provides aftermarket services, including repair and overhaul of engines, transmissions and fuel controls, as well as aerospace bearing repair and component reconditioning. Additionally, this segment manufactures precision bearings, higher-level assemblies and sensors for equipment manufacturers of health and positioning control equipment.
The Steel segment produces more than 450 grades of carbon and alloy steel, which are sold in both solid and tubular sections in a variety of chemistries, lengths and finishes. The group’s metallurgical expertise and operational capabilities result in solutions for the automotive, industrial and energy sectors. Timken® specialty steels feature prominently in a wide variety of end products including oil country drill pipe, bits and collars; gears, hubs, axles, crankshafts and connecting rods; bearing races and rolling elements, and bushings, fuel injectors and wind energy shafts.

Measurement of segment profit or loss and segment assets
The Company evaluates performance and allocates resources based on return on capital and profitable growth. The primary measurement used by management to measure the financial performance of each segment is “adjusted EBIT” (earnings before interest and taxes, excluding special items such as impairment and restructuring charges, rationalization and integration costs, one-time gains or losses on sales of assets, allocated receipts received or payments made under the Continued Dumping and Subsidy Offset Act (CDSOA), gains and losses on the dissolution of a subsidiary and other items similar in nature). The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at values based on market prices, which create intercompany profit on intersegment sales or transfers that is eliminated in consolidation.
Factors used by management to identify the enterprise’s reportable segments
The Company reports net sales by geographic area in a manner that is more reflective of how the Company operates its segments, which is by the destination of net sales. Long-lived assets by geographic area are reported by the location of the subsidiary.
Export sales from the United States and Canada are less than 10% of revenue. The Company’s Bearings and Power Transmission Group has historically participated in the global bearing industry while the Steel Group has concentrated primarily on U.S. customers.
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
Geographical Financial Information:

	United States	Europe	Other Countries	Consolidated

(Dollars in millions)
2010
Net sales	$2,662.7	$516.0	$876.8	$4,055.5
Long-lived assets	918.7	101.1	247.9	1,267.7

2009
Net sales	$1,943.2	$536.2	$662.2	$3,141.6
Long-lived assets	976.4	117.2	241.6	1,335.2

2008
Net sales	$3,339.4	$852.3	$849.1	$5,040.8
Long-lived assets	1,140.3	149.5	227.2	1,517.0

Products
The Timken Company manufactures and manages global supply chains for two core product lines: anti-friction bearings and related products and steel products. Differentiation in these two product lines is achieved by either: (1) bearing type or steel type or (2) differentiation in the applications of bearings and steel.
Tapered Roller Bearings. The tapered roller bearing is Timken’s principal product in the anti-friction industry segment. It consists of four components: (1) the cone or inner race; (2) the cup or outer race; (3) the tapered rollers, which roll between the cup and cone; and (4) the cage, which serves as a retainer and maintains proper spacing between the rollers. Timken manufactures or purchases these four components and then sells them in a wide variety of configurations and sizes.
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
Selection or development of bearings for customers’ applications and demand for high reliability requires engineering and sophisticated analytical techniques. This design, combined with high precision tolerances, proprietary internal geometry and premium quality material, provides Timken bearings with high load-carrying capacity, excellent friction-reducing qualities and long service lives.
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
Spherical and Cylindrical Bearings. Timken produces spherical and cylindrical roller bearings for large gear drives, rolling mills and other process industry and infrastructure development applications. These products are sold worldwide to original equipment manufacturers and industrial distributors serving major industries, including construction and mining, natural resources, defense, pulp and paper production, rolling mills and general industrial goods. The same rigorous analysis and development apply to these products as well.
Services. A small part of the business involves providing bearing reconditioning services for industrial and railroad customers, both domestically and internationally. Other services include maintenance and rework services for large industrial equipment used in metal mills and energy sectors. These services accounted for less than 5% of the Company’s net sales for the year ended December 31, 2010.
Aerospace Products and Services. Through strategic acquisitions and ongoing product development, Timken has expanded its portfolio of parts, systems and services for the aerospace market, where it is used in helicopters and fixed-wing aircraft for the military and commercial aviation. Timken provides design, manufacture and testing for a wide variety of power transmission and drive train components including bearings, transmissions, gears and rotor head components. Other parts include airfoils (such as blades, vanes, rotors and diffusers), nozzles and other precision flight-critical components.
Timken also supplies comprehensive aftermarket maintenance, repair and overhaul services and parts for gas turbine engines, gearboxes and accessory systems in helicopters and fixed-wing aircraft. Services range from aerospace bearing repair and component reconditioning to the complete overhaul of engines, transmissions and fuel controls.
Steel. Steel products are special bar quality (SBQ) and include steels of low and intermediate alloy, as well as some carbon grades. These steel products are available in a wide range of solid bars and tubular sections with a variety of lengths and finishes. These steel products are used in a wide array of applications, including bearings, engine crankshafts, automotive transmissions, oil drilling components and other demanding applications, where mechanical power transmission is critical to the end customer.
Timken also produces custom-made steel products, including steel components for automotive and industrial customers. Steel components have provided the Company with the opportunity to further expand its market for tubing and capture higher value-added steel sales by streamlining customer supply chains. It also enables Timken’s traditional tubing customers in the automotive and bearing industries to take advantage of ready-to-finish components that cost less than other alternatives. Customization of products is an important component of the Company’s steel business where mechanical power transmission is critical to the end customer.

Sales and Distribution
Timken’s products in the Bearings and Power Transmission Group are sold principally by its own internal sales organizations. A portion of the Process Industries segment’s sales are made through authorized distributors.
Traditionally, a main focus of the Company’s sales strategy has consisted of collaborative projects with customers. For this reason, the Company’s sales forces are primarily located in close proximity to its customers rather than at production sites. In some instances, the sales forces are located inside customer facilities. The Company’s sales force is highly-trained and knowledgeable regarding all friction management products, and employees assist customers during the development and implementation phases and provide ongoing support.
The Company has a joint venture in North America focused on joint logistics and e-business services. This alliance is called CoLinx, LLC and includes five equity members: Timken, SKF Group, the Schaeffler Group, Rockwell Automation and Gates Corporation. The e-business service is focused on information and business services for authorized distributors in the Process Industries segment. The Company also has another e-business joint venture which focuses on information and business services for authorized industrial distributors in Europe, Latin America and Asia. This alliance, which Timken founded with SKF Group, Sandvik AB, INA and Reliance, is called Endorsia.com International AB.
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

Trade Law Enforcement
The U.S. government has six antidumping duty orders in effect covering ball bearings from France, Germany, Italy, Japan and the United Kingdom and taper roller bearings from China. The Company is a producer of these products in the United States. The U.S. government determined in August 2006 that each of these six antidumping duty orders should remain in effect for an additional five years, after which the orders could be reviewed again.
Continued Dumping and Subsidy Offset Act (CDSOA)
The CDSOA provides for distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and people. The Company reported CDSOA receipts, net of expenses, of $2.0 million, $3.6 million and $10.2 million in 2010, 2009 and 2008, respectively.
In September 2002, the World Trade Organization (WTO) ruled that CDSOA payments are not consistent with international trade rules. In February 2006, U.S. legislation was enacted that would end CDSOA distributions for dumped imports covered by antidumping duty orders entering the United States after September 30, 2007. Instead, any such antidumping duties collected would remain with the U.S. Treasury. This legislation would be expected to eventually reduce any distributions in years beyond 2007, with distributions eventually ceasing. Several countries have objected that this U.S. legislation is not consistent with WTO rulings, and have been granted retaliation rights by the WTO, typically in the form of increased tariffs on some imported goods from the United States. The European Union and Japan have been retaliating in this fashion against the operation of U.S. law.
In 2006, the U.S. Court of International Trade (CIT) ruled, in two separate decisions, that the procedure for determining recipients eligible to receive CDSOA distributions is unconstitutional. In February 2009, the U.S. Court of Appeals for the Federal Circuit reversed both decisions of the CIT. In December 2009, a plaintiff petitioned the U.S. Supreme Court to hear a further appeal, but the Supreme Court declined the petition, allowing the appellate court reversals to stand. There are, however, several remaining constitutional challenges to the CDSOA law that are now before the CIT. The Company is unable to determine, at this time, what the ultimate outcome of litigation regarding CDSOA will be.
There are a number of factors that can affect whether the Company receives any CDSOA distributions and the amount of such distributions in any given year. These factors include, among other things, potential additional changes in the law, ongoing and potential additional legal challenges to the law and the administrative operation of the law. Accordingly, the Company cannot reasonably estimate the amount of CDSOA distributions it will receive in future years, if any. It is possible that court rulings might prevent the Company from receiving any CDSOA distributions in 2011 and beyond. Any reduction of CDSOA distributions would reduce the Company’s earnings and cash flow.
Joint Ventures
Investments accounted for under the equity method were approximately $9.4 million and $9.5 million at December 31, 2010 and 2009, respectively. Approximately $6.8 million of the $9.4 million at December 31, 2010 was classified as assets held for sale and was reported in other current assets. The remaining balance was reported in other non-current assets on the Consolidated Balance Sheets.

Backlog
The following table provides the backlog of orders of Timken’s domestic and overseas operations at December 31, 2010 and 2009:

	December 31,
	2010	2009

(Dollars in millions)
Segment:
Mobile Industries	$629.3	$451.4
Process Industries	330.7	241.1
Aerospace & Defense	376.4	290.6
Steel	872.0	206.0

Total Company	$2,208.4	$1,189.1

Approximately 94% of the Company’s backlog at December 31, 2010 is scheduled for delivery in the succeeding twelve months. Actual shipments are dependent upon ever-changing production schedules of customers. Accordingly, Timken does not believe that its backlog data and comparisons thereof, as of different dates, are reliable indicators of future sales or shipments.
Raw Materials
The principal raw materials used by Timken in steel manufacturing are scrap metal, nickel, molybdenum and other alloys. The availability and costs of raw materials and energy resources are subject to curtailment or change due to, among other things, new laws or regulations, changes in global demand levels, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels. For example, the weighted average consumption cost of scrap metal increased 56.2% from 2007 to 2008, decreased 49.0% from 2008 to 2009 and increased 59.0% from 2009 to 2010.
The Company continues to expect that it will be able to pass a significant portion of cost increases through to customers in the form of price increases or surcharges.
Disruptions in the supply of raw materials or energy resources could temporarily impair the Company’s ability to manufacture its products for its customers or require the Company to pay higher prices in order to obtain these raw materials or energy resources from other sources, which could affect the Company’s revenues and profitability. Any increase in the costs for such raw materials or energy resources could materially affect the Company’s earnings. Timken believes that the availability of raw materials and alloys is adequate for its needs, and, in general, it is not dependent on any single source of supply.
Research
Timken operates a network of technology and engineering centers to support its global customers with sites in North America, Europe and Asia. This network develops and delivers innovative friction management and power transmission solutions and technical services. The largest technical center is located in North Canton, Ohio, near Timken’s world headquarters. Other sites in the United States include Mesa, Arizona; Manchester, Connecticut; and Keene and Lebanon, New Hampshire. Within Europe, the Company has technology facilities in Ploiesti, Romania; and Colmar France, and in Asia, it operates technology and engineering facilities in Bangalore, India and Shanghai, China.
Expenditures for research, development and application amounted to approximately $49.9 million, $50.0 million and $64.1 million in 2010, 2009 and 2008, respectively. Of these amounts, approximately $1.6 million, $1.7 million and $5.1 million, respectively, were funded by others in 2010, 2009 and 2008.

Environmental Matters
The Company continues its efforts to protect the environment and comply with environmental protection regulations. Additionally, it has invested in pollution control equipment and updated plant operational practices. The Company is committed to implementing a documented environmental management system worldwide and to becoming certified under the ISO 14001 standard where appropriate to meet or exceed customer requirements. By the end of 2010, 18 of the Company’s plants had obtained ISO 14001 certification.
The Company believes it has established adequate reserves to cover its environmental expenses (See Note 7 — Contingencies in the Notes to the Consolidated Financial Statements for additional detail) and has a well-established environmental compliance audit program, which includes a proactive approach to bringing its domestic and international units to higher standards of environmental performance. This program measures performance against applicable laws, as well as standards that have been established for all units worldwide. It is difficult to assess the possible effect of compliance with future requirements that differ from existing ones. As previously reported, the Company is unsure of the future financial impact to the Company that could result from the U.S. Environmental Protection Agency’s (EPA’s) final rules to tighten the National Ambient Air Quality Standards for fine particulate and ozone. In addition, the Company is unsure of the future financial impact that could result from the EPA instituting hourly ambient air quality standards for sulfur dioxide and nitrogen oxide.
The Company is also unsure of the potential future financial impact that could result from possible future legislation regulating emissions of greenhouse gases. If such legislation is enacted, the Company could incur increased energy, environmental, capital expenditure and other costs to comply with any new limitations on greenhouse gas emissions. Unless and until such legislation is enacted and its terms are known, the Company cannot reasonably or reliably estimate its impact on the financial condition, operating performance or ability to compete.
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
Employment
At December 31, 2010, Timken had 19,839 employees. Approximately 11% of Timken’s U.S. employees are covered under collective bargaining agreements.

Available Information
The Company uses our Investor Relations website, www.timken.com, as a channel for routine distribution of important information, including news releases, analyst presentations and financial information. The Company posts filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, including our annual, quarterly, and current reports on Forms 10-K, 10-Q, and 8-K; our proxy statements; and any amendments to those reports or statements. All such postings and filings are available on the Investor Relations website free of charge. In addition, this website allows investors and other interested persons to sign up to automatically receive e-mail alerts when the Company posts news releases and financial information on our website. The SEC also maintains a web site, www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Annual Report Form 10-K is not incorporated by reference into this Annual Report unless expressly noted.
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
Our business is capital intensive, and if there are downturns in the industries that we serve, we may be forced to significantly curtail or suspend operations with respect to those industries, which could result in our recording asset impairment charges or taking other measures that may adversely affect our results of operations and profitability.
Our Bearing and Power Transmission and Steel Groups are capital intensive, and we devote a significant amount of capital to certain industries. If there are downturns in the industries that we serve, we may be forced to significantly curtail or suspend our operations with respect to those industries, including laying-off employees, recording asset impairment charges and other measures, which may adversely affect our results of operations and profitability.

Weakness in either global economic conditions or in any of the industries in which our customers operate, as well as the cyclical nature of our customers’ businesses generally or sustained uncertainty in financial markets, could adversely impact our revenues and profitability by reducing demand and margins.
Our results of operations may be materially affected by the conditions in the global economy generally and in global capital markets. The recent global economic downturn caused extreme volatility in the capital markets and in the end markets in which our customers operate, which negatively affected our revenues. Our revenues may also be negatively affected by changes in customer demand, additional changes in the product mix and negative pricing pressure in the industries in which we operate. Margins in those industries are highly sensitive to demand cycles, and our customers in those industries historically have tended to delay large capital projects, including expensive maintenance and upgrades, during economic downturns. As a result, our revenues and earnings are impacted by overall levels of industrial production.
Our results of operations may be materially affected by the conditions in the global financial markets. If an end user cannot obtain financing to purchase our products, either directly or indirectly contained in machinery or equipment, demand for our products will be reduced, which could have a material adverse effect on our financial condition and earnings.
If a customer becomes insolvent or files for bankruptcy, our ability to recover accounts receivable from that customer would be adversely affected and any payment we received during the preference period prior to a bankruptcy filing may be potentially recoverable by the bankruptcy estate. Furthermore, if certain of our customers liquidate in bankruptcy, we may incur impairment charges relating to obsolete inventory and machinery and equipment. In addition, financial instability of certain companies in the supply chain could disrupt production in any particular industry. A disruption of production in any of the industries where we participate could have a material adverse effect on our financial condition and earnings.
Any change in the operation of our raw material surcharge mechanisms, a raw material market index or the availability or cost of raw materials and energy resources could materially affect our revenues and earnings.
We require substantial amounts of raw materials, including scrap metal and alloys and natural gas to operate our business. Many of our customer contracts contain surcharge pricing provisions. The surcharges are tied to a widely-available market index for that specific raw material. In the recent economic downturn, many of the widely-available raw material market indices experienced wide fluctuations. Any change in a raw material market index could materially affect our revenues. Any change in the relationship between the market indices and our underlying costs could materially affect our earnings. Any change in our projected year-end input costs could materially affect our LIFO inventory valuation method and earnings.
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
We have taken approximately $236 million in impairment and restructuring charges, during the last five years, for the Canton bearing operations, Mobile Industries segment, Bearings and Power Transmission Group and employment and other cost reduction initiatives. Changes in business or economic conditions, or our business strategy, may result in additional restructuring programs and may require us to take additional charges in the future, which could have a material adverse effect on our earnings.

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
Our international operations expose us to risks not present in a purely domestic business, including primarily:
•	changes in tariff regulations, which may make our products more costly to export or import;

•	difficulties establishing and maintaining relationships with local OEMs, distributors and dealers;

•	import and export licensing requirements;

•	compliance with a variety of foreign laws and regulations, including unexpected changes in taxation and environmental or other regulatory requirements, which could increase our operating and other expenses and limit our operations;

•	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the Foreign Corrupt Practices Act (FCPA);

•	difficulty in staffing and managing geographically diverse operations; and

•	tax exposures related to cross-border intercompany transfer pricing and other tax risks unique to international operations.
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
Although we recorded an increase in shareholders’ equity related to pension and postretirement benefit liabilities in 2010 primarily due to positive asset returns, in the future, we may be required to record additional charges related to pension and other postretirement liabilities as a result of asset returns, discount rate changes or other actuarial adjustments. These charges may be significant and would cause a significant reduction in our shareholders’ equity.
The underfunded status of our pension plans may require large contributions which may divert funds from other uses.
The underfunded status of our pension plans may require us to make large contributions to such plans. We made cash contributions of approximately $230 million, $63 million and $22 million in 2010, 2009 and 2008, respectively, to our defined benefit pension plans and currently expect to make cash contributions of approximately $120 million in 2011 to such plans. However, we cannot predict whether changing economic conditions, the future performance of assets in the plans or other factors will lead us or require us to make contributions in excess of our current expectations, diverting funds we would otherwise apply to other uses.
Our defined benefit plans’ assets and liabilities are substantial and expenses and contributions related to those plans are affected by factors outside our control, including the performance of plan assets, interest rates, actuarial data and experience, and changes in laws and regulations.
Our defined benefit plans had assets with an estimated value of approximately $2.4 billion and liabilities with an estimated value of approximately $2.8 billion, both as of December 31, 2010. Our future expense and funding obligations for the defined benefit pension plans depend upon a number of factors, including the level of benefits provided for by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine the discount rate to calculate the amount of liabilities, actuarial data and experience and any changes in government laws and regulations. In addition, if the various investments held by our pension trusts do not perform as expected or the liabilities increase as a result of discount rate and other actuarial changes, our pension expense and required contributions would increase and, as a result, could materially adversely affect our business. Due to the value of our defined benefit plan assets and liabilities, even a minor decrease in interest rates, to the extent not offset by contributions or asset returns, could increase our obligations under such plans. We may be legally required to make contributions to the pension plans in the future in excess of our current expectations, and those contributions could be material.

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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Timken has manufacturing facilities at multiple locations in the United States and in a number of countries outside the United States. The aggregate floor area of these facilities worldwide is approximately 13,713,000 square feet, all of which, except for approximately 1,382,000 square feet, is owned in fee. The facilities not owned in fee are leased. The buildings occupied by Timken are principally made of brick, steel, reinforced concrete and concrete block construction. All buildings are in satisfactory operating condition in which to conduct business.
Timken’s Mobile Industries and Process Industries segments’ manufacturing facilities in the United States are located in Bucyrus, Canton and Niles, Ohio; Ball Ground, Georgia; Carlyle, Illinois; South Bend, Indiana; Lenexa, Kansas; Randleman and Iron Station, North Carolina; Gaffney, Union and Honea Path, South Carolina; Pulaski and Knoxville, Tennessee; Ogden, Utah; Altavista, Virginia; and Ferndale, Washington. These facilities, including warehouses at plant locations and a technology center in Canton, Ohio that primarily serves the Mobile Industries and Process Industries business segments, have an aggregate floor area of approximately 4,769,000 square feet.
Timken’s Mobile Industries and Process Industries manufacturing plants outside the United States are located in Benoni, South Africa; Villa Carcina, Italy; Colmar, France; Northampton, England; Ploiesti, Romania; Sao Paulo and Belo Horizonte, Brazil; Jamshedpur and Chennai, India; Sosnowiec, Poland; Delta, Prince George and St. Thomas, Canada; and Wuxi, Xiangtan and Yantai, China. These facilities, including warehouses at plant locations, have an aggregate floor area of approximately 4,236,000 square feet.
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
Timken’s Steel manufacturing facilities in the United States are located in Canton and Eaton, Ohio; Columbus, North Carolina; and Houston, Texas. These facilities have an aggregate floor area of approximately 3,459,000 square feet. The Steel Group also has a ferrous scrap and recycling operation in Akron, Ohio.
In addition to the manufacturing and distribution facilities discussed above, Timken owns or leases warehouses and steel distribution facilities in the United States, Canada, United Kingdom, France, Mexico, Singapore, Argentina, Australia, Brazil and China.
The plant utilization for the Mobile Industries segment was between approximately 70% and 80% in 2010. The plant utilization for the Process Industries segment was between approximately 60% and 70% in 2010. The plant utilization for the Aerospace and Defense segment was between approximately 50% and 60% in 2010. Finally, the Steel segment plant utilization was between approximately 45% and 85% in 2010. Plant utilization for all of the segments, except Aerospace and Defense, was higher in 2010 than in 2009.

Item 3. Legal Proceedings
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.
Item 4. [Removed and Reserved]
Item 4A. Executive Officers of the Registrant
The executive officers are elected by the Board of Directors normally for a term of one year and until the election of their successors. All executive officers have been employed by Timken or by a subsidiary of the Company during the past five-year period. The executive officers of the Company as of February 22, 2011 are as follows:

Name	Age	Current Position and Previous Positions During Last Five Years
Ward J. Timken	43	2005	Chairman of the Board

James W. Griffith	57	2002	President and Chief Executive Officer; Director

William R. Burkhart	45	2000	Senior Vice President and General Counsel

Christopher A. Coughlin	50	2004	Senior Vice President – Project ONE
		2007	Senior Vice President – Supply Chain Management
		2009	President – Process Industries
		2010	President – Process Industries & Supply Chain
		2011	President – Process Industries

Glenn A. Eisenberg	49	2002	Executive Vice President – Finance and Administration

Richard G. Kyle	45	2006	Vice President – Manufacutring – Industrial Group
		2007	Vice President – Manufacturing – Mobile Industries
		2009	President – Mobile Industries
		2011	President – Mobile Industries & Aerospace

J. Ted Mihaila	56	2006	Senior Vice President and Controller

Salvatore J Miraglia, Jr.	60	2005	President – Steel Group

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the New York Stock Exchange under the symbol “TKR.” The estimated number of record holders of the Company’s common stock at December 31, 2010 was 5,480. The estimated number of beneficial shareholders at December 31, 2010 was 39,118.
The following table provides information about the high and low sales prices for the Company’s common stock and dividends paid for each quarter for the last two fiscal years.

	2010			2009
	Stock prices		Dividends	Stock prices		Dividends
	High	Low	per share	High	Low	per share
First quarter	$30.69	$22.03	$0.09	$20.98	$9.88	$0.18

Second quarter	$35.90	$25.88	$0.13	$19.46	$12.53	$0.09

Third quarter	$39.59	$24.84	$0.13	$24.85	$16.10	$0.09

Fourth quarter	$49.35	$37.38	$0.18	$26.12	$20.84	$0.09

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (continued)
Assumes $100 invested on January 1, 2006, in Timken Common Stock, S&P 500 Index and Peer Index.

	2006	2007	2008	2009	2010

Timken	$92.98	$106.89	$65.82	$81.71	$167.08
S&P 500	115.79	122.16	76.96	97.33	111.99
80% Bearing/20% Steel	134.05	136.13	64.79	100.75	121.86
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

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (continued)
Issuer Purchases of Common Stock:
The following table provides information about purchases by the Company during the quarter ended December 31, 2010 of its common stock.

			Total number	Maximum
			of shares	number of
			purchased as	shares that
			part of publicly	may yet
	Total number	Average	announced	be purchased
	of shares	price paid	plans or	under the plans
Period	purchased(1)	per share(2)	programs	or programs(3)

10/1/10 - 10/31/10	9,520	$41.32	—	3,000,000
11/1/10 - 11/30/10	173,446	43.58	—	3,000,000
12/1/10 - 12/31/10	2,229	47.23	—	3,000,000

Total	185,195	$43.51	—	3,000,000

(1)	Represents shares of the Company’s common stock that are owned and tendered by employees to exercise stock options, and to satisfy withholding obligations in connection with the exercise of stock options and vesting of restricted shares.

(2)	For shares tendered in connection with the vesting of restricted shares, the average price paid per share is an average calculated using the daily high and low of the Company’s common stock as quoted on the New York Stock Exchange at the time of vesting. For shares tendered in connection with the exercises of stock options, the price paid is the real time trading stock price at the time the options are exercised.

(3)	Pursuant to the Company’s 2006 common stock purchase plan, the Company may purchase up to four million shares of common stock at an amount not to exceed $180 million in the aggregate. The Company may purchase shares under its 2006 common stock purchase plan until December 31, 2012. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans.

Item 6. Selected Financial Data
Summary of Operations and Other Comparative Data

	2010	2009	2008	2007	2006
(Dollars in millions, except per share data)

Statements of Income
Net sales	$4,055.5	$3,141.6	$5,040.8	$4,532.1	$4,276.4

Gross profit	1,021.7	582.7	1,151.9	955.0	893.2
Selling, administrative and general expenses	563.8	472.7	657.1	631.2	611.2
Impairment and restructuring charges	21.7	164.1	32.8	28.4	30.9
Loss on divestitures	—	—	—	0.5	64.3
Operating income (loss)	436.2	(54.1)	462.0	294.9	186.8
Other income (expense), net	3.8	(0.1)	16.2	5.1	65.4
Interest expense, net	34.5	40.0	38.6	42.3	49.0
Income (loss) from continuing operations	269.5	(66.0)	282.6	210.7	146.2
Income (loss) from discontinued operations, net of income taxes	7.4	(72.6)	(11.3)	12.9	79.7
Net income (loss) attributable to The Timken Company	$274.8	$(134.0)	$267.7	$220.1	$222.5

Balance Sheets
Inventories, net	$828.5	$671.2	$1,000.5	$936.0	$789.5
Property, plant and equipment — net	1,267.7	1,335.2	1,517.0	1,430.5	1,289.0
Total assets	4,180.4	4,006.9	4,536.0	4,379.2	4,027.1
Total debt:
Short-term debt	22.4	26.3	91.5	108.4	40.2
Current portion of long-term debt	9.6	17.1	17.1	33.9	9.9
Long-term debt	481.7	469.3	515.2	580.6	547.4

Total debt	513.7	512.7	623.8	722.9	597.5
Net debt:
Total debt	513.7	512.7	623.8	722.9	597.5
Less: cash and cash equivalents	(877.1)	(755.5)	(133.3)	(42.9)	(107.9)

Net debt: (1)	(363.4)	(242.8)	490.5	680.0	489.6
Total liabilities	2,238.6	2,411.3	2,873.0	2,426.1	2,521.0
Shareholders’ equity	$1,941.8	$1,595.6	$1,663.0	$1,933.9	$1,488.9
Capital:
Net debt	(363.4)	(242.8)	490.5	680.0	489.6
Shareholders’ equity	1,941.8	1,595.6	1,663.0	1,933.9	1,488.9

Net debt + shareholders’ equity (capital)	1,578.4	1,352.8	2,153.5	2,613.9	1,978.5

Other Comparative Data
Income (loss) from continuing operations / Net sales	6.6%	(2.1)%	5.6%	4.6%	3.4%
Net income (loss) attributable to The Timken Company / Net sales	6.8%	(4.3)%	5.3%	4.9%	5.2%
Return on equity (2)	13.9%	(4.1)%	17.0%	10.9%	9.8%
Net sales per employee (3)	$222.2	$168.8	$244.3	$216.0	$191.6
Capital expenditures	$115.8	$114.1	$258.1	$289.8	$247.8
Depreciation and amortization	$189.7	$201.5	$200.8	$187.9	$149.7
Capital expenditures / Net sales	2.9%	3.6%	5.1%	6.4%	5.8%
Dividends per share	$0.53	$0.45	$0.70	$0.66	$0.62
Basic earnings (loss) per share — continuing operations (4)	$2.76	$(0.64)	$2.90	$2.17	$1.52
Diluted earnings (loss) per share — continuing operations (4)	$2.73	$(0.64)	$2.89	$2.16	$1.51
Basic earnings (loss) per share (5)	$2.83	$(1.39)	$2.78	$2.31	$2.37
Diluted earnings (loss) per share (5)	$2.81	$(1.39)	$2.77	$2.29	$2.35
Net debt to capital (1)	(23.0)%	(17.9)%	22.8%	26.0%	24.7%
Number of employees at year-end (6)	19,839	16,667	20,550	20,720	21,235
Number of shareholders (7)	39,118	27,127	47,742	49,012	42,608

(1)	The Company presents net debt because it believes net debt is more representative of the Company’s financial position due to temporary changes in cash and cash equivalents.

(2)	Return on equity is defined as income from continuing operations divided by ending shareholders’ equity.

(3)	Based on average number of employees employed during the year.

(4)	Based on average number of shares outstanding during the year.

(5)	Based on average number of shares outstanding during the year and includes discontinued operations for all periods presented.

(6)	Adjusted to exclude NRB and Latrobe Steel for all periods.

(7)	Includes an estimated count of shareholders having common stock held for their accounts by banks, brokers and trustees for benefit plans.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in millions, except per share data)
Overview
Introduction
The Timken Company engineers, markets, manufactures and services highly engineered anti-friction bearings and assemblies, high-quality alloy steels and aerospace power transmission systems, as well as provides a broad spectrum of related products and services. The Company operates under two business groups: the Steel Group and the Bearings and Power Transmission Group. The Bearings and Power Transmission Group is composed of three operating segments: (1) Mobile Industries, (2) Process Industries and (3) Aerospace and Defense. These three operating segments and the Steel Group comprise the Company’s four reportable segments. The following is a description of the Company’s segments:
•	Mobile Industries provides bearings, power transmission components and related products and services to original equipment manufacturers and suppliers building agricultural, construction and mining equipment, passenger cars, light trucks, medium and heavy-duty trucks, rail cars and locomotives, as well as to automotive aftermarket and heavy-duty truck distributors.
•	Process Industries provides bearings, power transmission components and related products and services, working side by side with original equipment manufacturers of power transmission, energy and heavy industries machinery and equipment. This includes rolling mills, cement and aggregate processing equipment, paper mills, sawmills, printing presses, cranes, hoists, drawbridges, wind energy turbines, gear drives, drilling equipment, coal conveyors, coal crushers and food processing equipment. The segment also serves aftermarket sales through its global network of authorized industrial distributors.
•	Aerospace and Defense manufactures bearings, helicopter transmission systems, rotor head assemblies, turbine engine components, gears and other precision flight-critical components for commercial and military aviation applications and provides aftermarket services, including repair and overhaul of engines, transmissions and fuel controls, as well as aerospace bearing repair and component reconditioning. Additionally, this segment manufactures precision bearings, higher-level assemblies and sensors for equipment manufacturers of health and positioning control equipment.
•	Steel produces more than 450 grades of carbon and alloy steel, which are sold in both solid and tubular sections in a variety of chemistries, lengths and finishes. The group’s metallurgical expertise and operational capabilities result in solutions for the automotive, industrial and energy sectors. Timken® specialty steels feature prominently in a wide variety of end products including oil country drill pipe, bits and collars; gears, hubs, axles, crankshafts and connecting rods; bearing races and rolling elements, and bushings, fuel injectors and wind energy shafts.
The Company’s strategy balances corporate aspirations for sustained GROWTH and a determination to OPTIMIZE the Company’s existing portfolio of business, thereby continuing to generate excellent profits and cash flows.
Specifically, the GROWTH element of the strategy addresses differentiation and expansion.
For differentiation, the Company undertakes investments in new technologies to enhance existing products and services or to create new products that capture value for its customers. In 2010, the Company significantly broadened its product offering, introducing new housed bearings, adding to its spherical and cylindrical bearing line and developing new products and services for the wind energy market sector. Several new grades of steel were introduced, with roughly 25% of the sales for the Steel segment emanating from new products introduced over the past five years.
Regarding expansion, the Company’s strategy is to grow in attractive sectors, with particular emphasis on those industrial markets that test the limits of the Company’s products and create significant aftermarket, thereby providing a lifetime of opportunity in both product sales and services. The Company’s strategy also encompasses expanding the portfolio in new geographic spaces, with an emphasis in Asia, where it has expanded its manufacturing footprint to include eight manufacturing plants with roughly 4,500 associates and 2010 sales of $470 million, or 12 percent of total Company sales. The Company’s acquisition strategy is directed at complementing its existing portfolio and expanding the Company’s market position. Examples that demonstrate this strategy include the acquisitions of the assets of The Purdy Corporation, within the Aerospace and Defense segment, and of Boring Specialties, Inc., within the Steel segment.
Simultaneously, the Company works to OPTIMIZE its existing business with specific initiatives aimed at transformation and execution. This includes transforming the overall portfolio of businesses and products to create further value and profitability, which can include addressing or repositioning underperforming product lines and segments, revising market sector or geographic strategies and divesting non-strategic assets. As to execution, the Company embraces a continuous improvement culture that is charged with lowering costs, increasing efficiency, encouraging organizational agility and building greater brand equity.

The following business transactions highlight the more significant strategic accomplishments from 2010 and the later part of 2009.
•	In December 2010, our Steel Group’s wholly owned subsidiary TSB Recycling purchased substantially all of the assets of City Scrap and Salvage Co. (City Scrap) in Akron, Ohio. The City Scrap acquisition will streamline the supply of scrap to Timken’s steel operations, improving efficiency and increasing supply chain reliability.
•	In September 2010, the Company completed the acquisition of QM Bearings and Power Transmission, Inc. (QM Bearings), headquartered in Ferndale, Washington. QM Bearings manufactures spherical roller bearing steel housed units and elastomeric and steel couplings and expands the Company’s presence in demanding applications used in sawmill and logging operations.
•	In August 2010, the Company announced a $50 million investment in its steel operations to install a new intermediate finishing line at the Gambrinus Steel Plant and to expand the steel lay-down yard at the Harrison Steel Plant’s small-bar mill, both located in Canton, Ohio.
•	In July 2010, the first product shipped from the Company’s new ultra-large bore bearing manufacturing facility in Xiangtan, China; the Company holds an 80 percent equity ownership.
•	In May 2010, the Company completed the final installation of Project O.N.E., a multi-year program launched in 2005 to improve the Company’s business processes and systems. The Company invested $215.8 million to implement Project O.N.E, of which approximately $126.5 million was capitalized. Presently, 90% of the Bearings and Power Transmission Group’s global sales flow through the new system.
•	On December 31, 2009, the Company completed the sale of the assets of its Needle Roller Bearings (NRB) operations to JTEKT Corporation (JTEKT). The Company received approximately $303.6 million in cash proceeds for these operations and retained certain receivables.
Financial Overview
2010 compared to 2009
Overview:

	2010	2009	$ Change	% Change

Net sales	$4,055.5	$3,141.6	$913.9	29.1%
Income (loss) from continuing operations	269.5	(66.0)	335.5	NM
Income (loss) from discontinued operations	7.4	(72.6)	80.0	110.2%
Income (loss) attributable to noncontrolling interest	2.1	(4.6)	6.7	145.7%
Net income (loss) attributable to The Timken Company	274.8	(134.0)	408.8	305.1%
Diluted earnings (loss) per share:
Continuing operations	$2.73	$(0.64)	$3.37	NM
Discontinued operations	0.08	(0.75)	0.83	110.7%
Diluted earnings (loss) per share	$2.81	$(1.39)	$4.20	302.2%
Average number of shares — diluted	97,516,202	96,135,783	—	1.4%

The Company reported net sales for 2010 of $4.1 billion compared to $3.1 billion in 2009, a 29.1% increase. Sales in 2010 were higher across all business segments except for the Aerospace and Defense segment. The increase in sales was primarily driven by strong demand from the Mobile Industries and Steel segments and the industrial distribution channel within the Process Industries segment, as well as higher surcharges, partially offset by lower sales in the Aerospace and Defense segment. For 2010, diluted earnings per share were $2.81 compared to a net loss per share of $1.39 for 2009. Income from continuing operations per diluted share was $2.73 for 2010 compared to a net loss from continuing operations per share of $0.64 for 2009.
The Company’s results for 2010 reflect the improvement of the end-market sectors served principally by the Mobile Industries and Steel segments, higher surcharges, improved manufacturing performance, lower restructuring costs and the favorable impact of prior-year restructuring initiatives, partially offset by lower demand from aerospace and defense customers, higher raw material costs and related LIFO expense and higher expense related to incentive compensation plans.

The income from discontinued operations recognized in 2010 is the result of favorable working capital adjustments from the sale of the Company’s NRB operations, completed in December of 2009, while the loss from discontinued operations recognized in 2009 was due to the negative impact of the deteriorating global economy on NRB’s business operations.
Outlook
The Company’s outlook for 2011 reflects a modest improvement in the global economy following the recovery in 2010. The Company expects higher sales of approximately 10% to 15%, primarily driven by stronger sales in the Steel, Process Industries and Aerospace & Defense segments. The Company expects to leverage sales growth from these segments to drive improved operating performance. However, the strengthening margins will be partially offset by slightly higher selling, general and administrative expenses to support the higher sales.
From a liquidity standpoint, the Company expects to generate cash from operations of approximately $340 million, which is a slight increase over 2010. Pension contributions are expected to be approximately $120 million in 2011 compared to $230 million in 2010. The Company expects to increase capital expenditures to $220 million in 2011 compared to $115 million in 2010. Dividends are also expected to increase in 2011 to approximately $70 million compared to $51 million in 2010, reflecting the full-year impact of the current quarterly dividend rate of $0.18 per share.
The Statements of Income
Sales by Segment:

	2010	2009	$ Change	% Change
(Excludes intersegment sales)
Mobile Industries	$1,560.3	$1,245.0	$315.3	25.3%
Process Industries	900.0	806.0	94.0	11.7%
Aerospace and Defense	338.3	417.7	(79.4)	(19.0)%
Steel	1,256.9	672.9	584.0	86.8%

Total Company	$4,055.5	$3,141.6	$913.9	29.1%

Net sales for 2010 increased $913.9 million, or 29.1%, compared to 2009, primarily due to higher volume of approximately $655 million primarily across the Mobile Industries’ light-vehicle, off-highway and heavy truck market sectors, the Process Industries’ industrial distribution channel and the Steel segment. Net sales for 2010 also increased due to higher surcharges of approximately $250 million.
Gross Profit:

	2010	2009	$ Change	Change

Gross profit	$1,021.7	$582.7	$439.0	75.3%
Gross profit % to net sales	25.2%	18.5%	—	670	bps
Rationalization expenses included in cost of products sold	$5.5	$8.2	$(2.7)	(32.9)%

Gross profit margins increased in 2010 compared to 2009, due to the impact of higher sales volume of approximately $280 million, higher steel surcharges of approximately $250 million, improved manufacturing utilization of approximately $150 million and improved pricing of approximately $100 million. These increases were partially offset by higher raw material costs of approximately $275 million and related LIFO expense of approximately $90 million.
In 2010, rationalization expenses of $5.5 million included in cost of products sold primarily related to the closure of the manufacturing facility in Sao Paulo, Brazil and the continued rationalization of Process Industries’ Canton, Ohio bearing facilities. In 2009, rationalization expenses of $8.2 million included in cost of products sold primarily related to certain Mobile Industries’ and Aerospace and Defense manufacturing facilities and the continued rationalization of Process Industries’ Canton, Ohio bearing facilities. Rationalization expenses in 2010 primarily consisted of relocation and closure costs. Rationalization expenses in 2009 primarily included the write-down of inventory, accelerated depreciation on assets and the relocation of equipment.

Selling, General and Administrative Expenses:

	2010	2009	$ Change	Change

Selling, general and administrative expenses	$563.8	$472.7	$91.1	19.3%
Selling, general and administrative expenses % to net sales	13.9%	15.0%	—	(110	) bps
Rationalization expenses included in selling, general and administrative expenses	$0.8	$2.9	$(2.1)	(72.4)%

The increase in selling, general and administrative expenses of $91.1 million in 2010, compared to 2009, was primarily due to higher expense related to incentive compensation plans of approximately $65 million, with the remainder of the increase relating to higher employee and professional costs.
Impairment and Restructuring Charges:

	2010	2009	$ Change

Impairment charges	$4.7	$107.6	$(102.9)
Severance and related benefit costs	6.4	52.8	(46.4)
Exit costs	10.6	3.7	6.9

Total	$21.7	$164.1	$(142.4)

The following discussion explains the major impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above. See Note 6 — Impairment and Restructuring in the Notes to the Consolidated Financial Statements for further details by segment.
Selling and Administrative Cost Reductions
In March 2009, the Company announced the realignment of its organization to improve efficiency and reduce costs as a result of the economic downturn. The Company targeted pretax savings of approximately $80 million in annual selling and administrative costs. This target was achieved in 2009. During 2009, the Company recorded $10.7 million of severance and related benefit costs related to this initiative to eliminate approximately 280 positions. Of the $10.7 million charge for 2009, $4.5 million related to the Mobile Industries segment, $2.0 million related to the Process Industries segment, $0.6 million related to the Aerospace and Defense segment, $1.6 million related to the Steel segment and $2.0 million related to Corporate positions. Overall, the Company eliminated approximately 500 sales and administrative positions in 2009.
Manufacturing Workforce Reductions
During 2009, the Company recorded $32.2 million in severance and related benefit costs, including a curtailment of pension benefits of $0.9 million, to eliminate approximately 3,000 manufacturing positions to reflect lower demand due to the economic downturn. Of the $32.2 million charge, $21.5 million related to the Mobile Industries segment, $6.5 million related to the Process Industries segment, $2.5 million related to the Aerospace and Defense segment and $1.7 million related to the Steel segment. During 2010, the Company recorded an additional $5.0 million in severance and related benefit costs to eliminate approximately 200 positions. Of the $5.0 million charge for 2010, $2.0 million related to the Aerospace and Defense segment, $1.6 million related to the Process Industries segment and $1.4 million related to the Mobile Industries segment. In addition, the Company recorded $1.8 million of exit costs in 2010 related to these reductions and costs associated with the consolidation of warehouses.
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

Mobile Industries
In March 2007, the Company announced the closure of its manufacturing facility in Sao Paulo, Brazil. The Company completed the closure of this manufacturing facility on March 31, 2010. This closure is targeted to deliver annual pretax savings of approximately $5 million, with expected pretax costs of approximately $40 million, which includes restructuring costs and rationalization costs recorded in cost of products sold and selling, general and administrative expenses. The expected costs increased from $30 million to $40 million due to higher site remediation costs. The targeted pretax savings were achieved by the end of 2010. Mobile Industries has incurred cumulative pretax costs of approximately $34.0 million as of December 31, 2010 related to this closure. During 2010, the Company recorded $4.4 million of exit costs, $1.3 million of severance and related benefit costs and $1.1 million of impairment charges associated with the closure of this facility. The exit costs were primarily due to site remediation costs. The impairment charges were recorded as a result of the carrying value of certain machinery and equipment exceeding their expected future cash flows. During 2009, the Company recorded $5.2 million of severance and related benefit costs and $1.7 million of exit costs associated with the closure of this facility.
In 2009, the Company recorded impairment charges of $71.7 million for certain fixed assets in the United States, Canada, France and China related to several automotive product lines. The Company reviewed these assets for impairment during the fourth quarter due to declining sales and as part of the Company’s initiative to exit programs where adequate returns could not be obtained through pricing initiatives. Incorporating this information into its annual long-term forecasting process, the Company determined the undiscounted projected future cash flows for these product lines could not support the carrying value of these asset groups. The Company then arrived at fair value by either valuing the assets in use where the assets were still producing product or in exchange where the assets had been idled. See Note 15 — Fair Value in the Notes to the Consolidated Financial Statements for further discussion of how the Company arrived at fair value.
In addition to the above charges, the Company recorded $3.1 million of environmental exit costs in 2010 at the site of its former plant in Columbus, Ohio.
Process Industries
In May 2004, the Company announced plans to rationalize its three bearing plants in Canton, Ohio within the Process Industries segment. In 2009, the Company closed two of the three bearing plants. In 2009, the Company recorded impairment charges of $27.7 million, exit costs of $1.6 million and severance and related benefits of $0.6 million related to these rationalization plans. The significant impairment charge was recorded during the second quarter of 2009 as a result of the rapid deterioration of the market sectors served by one of the rationalized plants resulting in the carrying value of the fixed assets for this plant exceeding their projected future cash flows. The Company then arrived at fair value by either valuing the assets in use, where the assets were still producing product, or in exchange, where the assets had been idled. The fair value was determined based on market comparisons of similar assets. In 2010, the Company recorded $1.0 million of exit costs as a result of Process Industries’ rationalization plans primarily due to demolition costs. The Process Industries segment has incurred cumulative pretax costs of approximately $71.2 million (including non-cash charges) as of December 31, 2010 for these plans, including rationalization costs recorded in cost of products sold and selling, general and administrative expenses. As of December 31, 2010, the Process Industries’ rationalization plans have resulted in approximately $35 million in annual pretax savings.
In October 2009, the Company announced the consolidation of its distribution centers in Bucyrus, Ohio and Spartanburg, South Carolina into a leased facility near the existing Spartanburg location. The consolidation of the Company’s distribution centers reflects that nearly 90% of all manufactured product inbound to the Company’s distribution centers originates in the southeastern United States, and the new location will significantly reduce the average number of miles required to ship goods and inventory throughout the supply chain. This initiative is expected to deliver annual pretax savings of approximately $4 million to $8 million, with expected pretax costs of approximately $5 million to $10 million by the end of 2011. The closure of the Bucyrus Distribution Center will eliminate approximately 260 positions. During 2009, the Company recorded $4.5 million of severance and related benefit costs related to this closure. During 2010, the Company reduced its accruals for severance and related benefits by $0.7 million.
Aerospace and Defense
In 2010, the Company recorded fixed asset impairment charges of $2.0 million at its location in Mesa, Arizona. The impairment charges were recorded as a result of the carrying value of certain machinery and equipment exceeding their expected future cash flows.

Rollforward of Restructuring Accruals:

	2010	2009

Beginning balance, January 1	$34.0	$17.0
Expense	17.0	55.6
Payments	(28.9)	(38.6)

Ending balance, December 31	$22.1	$34.0

The restructuring accrual at December 31, 2010 and 2009 is included in other current liabilities on the Consolidated Balance Sheets. The accrual at December 31, 2010 included $8.4 million of severance and related benefits, which is expected to be paid by the end of 2011. The remainder of the balance primarily represented environmental exit costs. The restructuring accrual at December 31, 2009 excluded costs related to the curtailment of pension benefit plans of $0.9 million.
Interest Expense and Income:

	2010	2009	$ Change	%Change

Interest expense	$38.2	$41.9	$(3.7)	(8.8)%
Interest income	$(3.7)	$(1.9)	$(1.8)	(94.7)%

Interest expense for 2010 decreased compared to 2009 primarily due to lower average debt levels, partially offset by the amortization of deferred financing costs associated with the refinancing of the Company’s $500 million Amended and Restated Credit Agreement (Senior Credit Facility) and the issuance of $250 million aggregate principal amount of fixed-rate 6% unsecured senior notes (Senior Notes), both of which occurred in the third quarter of 2009. Interest income increased for 2010 compared to 2009 due to significantly higher average invested cash balances in 2010.
Other Income and Expense:

	2010	2009	$ Change	% Change

CDSOA receipts, net of expenses	$2.0	$3.6	$(1.6)	(44.4)%

Equity investment impairment loss	—	(6.1)	6.1	100.0%
Other	1.8	2.4	(0.6)	(25.0)%

Other income (expense), net	$1.8	$(3.7)	$5.5	148.6%

The U.S. Continued Dumping and Subsidy Offset Act (CDSOA) receipts are reported net of applicable expenses. The CDSOA provides for distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and people. The Company received CDSOA receipts, net of expenses, of $2.0 million and $3.6 million in 2010 and 2009, respectively. Refer to Other Matters — Continued Dumping and Subsidy Offset Act (CDSOA) for additional discussion.
The equity investment impairment loss for 2009 reflects an impairment loss on two of the Company’s joint ventures, International Component Supply Ltda for $4.7 million and Endorsia.com International AB for $1.4 million. The Company recorded the impairment loss as a result of the carrying value of these investments exceeding the expected future cash flows of these joint ventures. The Company is currently attempting to sell its interest in both joint ventures.

Income Tax Expense:

	2010	2009	$ Change	Change

Income tax expense (benefit)	$136.0	$(28.2)	$164.2	NM
Effective tax rate	33.5%	29.9%	—	360	bps

The effective tax rate on the pretax income for 2010 was favorable relative to the U.S. federal statutory rate primarily due to earnings in certain foreign jurisdictions where the effective tax rate is less than 35%, the U.S. manufacturing deduction, the U.S. research tax credit and the net effect of other U.S. tax items, partially offset by losses at certain foreign subsidiaries where no tax benefit could be recorded, and U.S. state and local taxes. The effective tax rate for 2010 also includes the net impact of a $21.6 million charge in the first quarter to record the deferred tax impact of the Patient Protection and Affordable Care Act of 2010 (as amended), partially offset by a $19.8 million tax benefit in the fourth quarter to record the benefit of contributions made to a newly established Voluntary Employee Benefit Association (VEBA) trust to fund certain retiree healthcare costs.
The effective tax rate on the pretax loss for 2009 was unfavorable relative to the U.S. federal statutory tax rate primarily due to losses at certain foreign subsidiaries where no tax benefit could be recorded. This item was partially offset by the U.S. research tax credit and the net effect of other items.
Discontinued Operations:

	2010	2009	$ Change	% Change

Operating results, net of tax	$—	$(60.0)	$60.0	100.0%
Gain (loss) on disposal, net of tax	7.4	(12.6)	20.0	158.7%

Gain (loss) from discontinued operations, net of income taxes	$7.4	$(72.6)	$80.0	110.2%

In December 2009, the Company completed the divestiture of its NRB operations to JTEKT. Discontinued operations represent operating results of the NRB operations for 2009 and the gain (loss) on disposal of these operations for 2010 and 2009. For 2009, the operating results, net of tax, of the NRB operations were a loss of $60.0 million, primarily due to the deterioration of the markets served by the NRB operations and higher restructuring charges in 2009. The restructuring charges include a pretax impairment loss of $33.7 million and pension curtailment of $2.2 million, as well as other pretax charges related to severance and related benefits of $16.0 million. The impairment loss was the result of the projected proceeds from the sale of NRB operations being lower than the net book value of the net assets expected to be transferred as a result of the sale of the NRB operations to JTEKT. In 2009, the Company recorded a loss on disposal of $12.6 million, net of tax.
In 2010, the Company recognized a gain on disposal of $7.4 million, net of income taxes, as a result of a favorable working capital adjustment. The working capital adjustment was partially offset by a correction of an error of $1.3 million, net of income taxes, related to a foreign currency translation adjustment for the Company’s Canadian operations that were sold as part of the NRB divestiture. The Company realized during the third quarter of 2010 that this adjustment should have been written-off in the fourth quarter of 2009 and recognized as part of the loss on the sale of the NRB operations. Management of the Company concluded the effect of this adjustment was immaterial to the Company’s 2009 and 2010 financial statements. Refer to Note 2 — Acquisitions and Divestitures in the Notes to the Consolidated Financial Statements for additional discussion.

Net Income (Loss) Attributable to Noncontrolling Interest:

	2010	2009	$ Change	% Change

Net income (loss) attributable to noncontrolling interest	$2.1	$(4.6)	$6.7	145.7%

For 2010, the net income attributable to noncontrolling interest was $2.1 million, compared to a net loss attributable to noncontrolling interest of $4.6 million in 2009. The increase in net income attributable to noncontrolling interests in 2010 was primarily due to improved market conditions served by subsidiaries in which the Company holds less than 100% ownership.
In 2009, the loss attributable to noncontrolling interest increased by $6.1 million due to a correction of an error related to the $18.4 million goodwill impairment loss the Company recorded in the fourth quarter of 2008 for the Mobile Industries segment. In recording the goodwill impairment loss in the fourth quarter of 2008, the Company did not recognize that a portion of the goodwill impairment loss related to two separate subsidiaries in India and South Africa in which the Company holds less than 100% ownership. As a result, the Company’s 2008 financial statements were understated by $6.1 million and the Company’s first quarter 2009 financial statements were overstated by $6.1 million. Management concluded the effect of this adjustment was not material to the Company’s 2009 or 2008 financial statements.
Business Segments:
The primary measurement used by management to measure the financial performance of each segment is “adjusted EBIT” (earnings before interest and taxes, excluding the effect of certain items that management considers not representative of ongoing operations such as impairment and restructuring, manufacturing rationalization and integration charges, one-time gains or losses on disposal of non-strategic assets, allocated receipts received or payments made under CDSOA and gains and losses on the dissolution of subsidiaries). Beginning in 2011, the primary measurement used by management to measure the financial performance of each segment will be EBIT (earnings before interest and taxes, including the effect of impairment and restructuring, manufacturing rationalization and integration charges, one-time gains or losses on disposal of non-strategic assets, allocated receipts received or payments made under CDSOA and gains and losses on the dissolution of subsidiaries). The change in 2011 is primarily due to the completion of most of the Company’s previously-announced restructuring initiatives. Refer to Note 13 — Segment Information in the Notes to the Consolidated Financial Statements for the reconciliation of adjusted EBIT by segment to consolidated income before income taxes.
The presentation below reconciles the changes in net sales for each segment reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions made in 2010 and currency exchange rates. The effects of acquisitions and currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period. During the third quarter of 2010, the Company completed the acquisition of QM Bearings. QM Bearings is part of the Process Industries segment. The acquisition of City Scrap, completed on December 31, 2010, had no impact on the 2010 operating results. The year 2009 represents the base year for which the effects of currency are measured; as a result, currency is assumed to be zero for 2009.
Mobile Industries Segment:

	2010	2009	$ Change	Change

Net sales, including intersegment sales	$1,560.6	$1,245.0	$315.6	25.3%
Adjusted EBIT	$223.5	$30.5	$193.0	NM
Adjusted EBIT margin	14.3%	2.4%	—	1,190	bps

	2010	2009	$ Change	% Change

Net sales, including intersegment sales	$1,560.6	$1,245.0	$315.6	25.3%
Currency	3.5	—	3.5	NM

Net sales, excluding the impact of currency	$1,557.1	$1,245.0	$312.1	25.1%

The Mobile Industries segment’s net sales, excluding the effects of currency-rate changes, increased 25.1% in 2010, compared to 2009, primarily due to higher volume of approximately $220 million and higher pricing of approximately $90 million. The higher volume was seen across all market sectors, led by a 40% increase in heavy truck demand, a 33% increase in off-highway demand and a 28% increase in light vehicle demand. Adjusted EBIT was higher in 2010 compared to 2009, primarily due to the impact of higher volume and pricing of approximately $180 million, favorable sales mix of approximately $40 million and improved manufacturing utilization of approximately $25 million. These increases were partially offset by higher selling, general and administrative expenses of approximately $30 million and LIFO expense of approximately $25 million.

The Mobile Industries segment’s sales are expected to increase slightly in 2011, compared to 2010, primarily due to higher demand across most of the Mobile Industries’ market sectors, led by increases in off-highway and heavy truck demand of approximately 10% to 15%, each offset by lower light vehicle demand. In addition, EBIT for the Mobile Industries segment is expected to be up slightly in 2011 compared to 2010.
Process Industries Segment:

	2010	2009	$ Change	Change

Net sales, including intersegment sales	$903.4	$808.7	$94.7		11.7%
Adjusted EBIT	$138.2	$118.5	$19.7		16.6%
Adjusted EBIT margin	15.3%	14.7%	—	60	bps

	2010	2009	$ Change	% Change

Net sales, including intersegment sales	$903.4	$808.7	$94.7	11.7%
Acquisitions	4.9	—	4.9	NM
Currency	1.7	—	1.7	NM

Net sales, excluding the impact of acquisitions and currency	$896.8	$808.7	$88.1	10.9%

The Process Industries segment’s net sales, excluding the effect of acquisitions and currency-rate changes, increased 10.9% for 2010, compared to 2009, primarily due to higher volume of approximately $80 million. The higher volume resulted from a 20% increase from the industrial distribution channel, a 116% increase in global wind energy demand and a 10% increase in gear drive demand. These increases were partially offset by a 26% decline in the metals sector. Adjusted EBIT was higher in 2010 compared to 2009 due to the impact of increased volume of approximately $45 million and better manufacturing utilization of approximately $35 million. These increases were partially offset by higher selling, general and administrative expenses of approximately $30 million and higher raw material costs and related LIFO expense of $25 million.
The Company expects the Process Industries segment’s sales to increase by 10% to 15% in 2011 compared to 2010. The increase in sales reflects strengthening global industrial distribution, growth in Asia and sales from new product lines. EBIT for 2011 is expected to be higher, compared to 2010, as a result of increased volume.
Aerospace and Defense Segment:

	2010	2009	$ Change	Change

Net sales, including intersegment sales	$338.3	$417.7	$(79.4)		(19.0)%
Adjusted EBIT	$21.2	$72.5	$(51.3)		(70.8)%
Adjusted EBIT margin	6.3%	17.4%	—	(1,110	) bps

	2010	2009	$ Change	%Change

Net sales, including intersegment sales	$338.3	$417.7	$(79.4)	(19.0)%
Currency	(1.4)	—	(1.4)	NM

Net sales, excluding the impact of currency	$339.7	$417.7	$(78.0)	(18.7)%

The Aerospace and Defense segment’s net sales, excluding the effect currency-rate changes, decreased 18.7% for 2010, compared to 2009. The decline was due to a decrease in volume of approximately $90 million, partially offset by favorable pricing. Volume was down across most market sectors within the Aerospace and Defense segment, especially the defense and civil aviation market sectors. Adjusted EBIT decreased 70.8% in 2010, compared to 2009, primarily due to lower volume of approximately $35 million, higher manufacturing costs of approximately $20 million and higher LIFO expense of approximately $10 million, partially offset by cost reductions, pricing and sales mix. The Company expects the Aerospace and Defense segment to see an increase in sales of approximately 5% to 10% as a result of strengthening in the commercial aerospace and health and positioning control market sectors, partially offset by continued weakness in the general aviation and defense markets. EBIT for 2011 is expected to increase, compared to 2010, as a result of higher volume.

Steel Segment:

	2010	2009	$ Change	Change

Net sales, including intersegment sales	$1,359.5	$714.9	$644.6	90.2%
Adjusted EBIT	$146.3	$(57.9)	$204.2	NM
Adjusted EBIT margin	10.8%	(8.1)%	—	1,890	bps

	2010	2009	$ Change	% Change

Net sales, including intersegment sales	$1,359.5	$714.9	$644.6	90.2%
Currency	0.7	—	0.7	NM

Net sales, excluding the impact of currency	$1,358.8	$714.9	$643.9	90.1%

The Steel segment’s net sales for 2010, excluding the effects of currency-rate changes, increased 90.1% compared to 2009, primarily due to higher volume of approximately $445 million, across all market sectors, and higher surcharges of approximately $250 million in 2010, partially offset by an unfavorable sales mix of approximately $50 million. Surcharges increased to $350.4 million in 2010 from $100.1 million in 2009. Surcharges are a pricing mechanism that the Company uses to recover scrap steel, energy and certain alloy costs, which are derived from published monthly indices. The average scrap index for 2010 was $426 per ton compared to $258 per ton for 2009. Steel shipments for 2010 were 1,027,280 tons, compared to 594,931 tons for 2009, an increase of 73%. The Steel segment’s average selling price, including surcharges, was $1,323 per ton for 2010, compared to an average selling price of $1,202 per ton for 2009. The increase in the average selling prices was primarily the result of higher surcharges, partially offset by unfavorable sales mix. The higher surcharges were the result of higher prices for certain input raw materials, especially scrap steel, molybdenum and nickel.
The Steel segment’s adjusted EBIT increased $204.2 million in 2010, compared to 2009, primarily due to higher surcharges, the impact of higher sales volume of approximately $175 million and lower manufacturing costs of approximately $110 million, partially offset by the impact of higher raw material costs of approximately $255 million and higher LIFO expense of approximately $40 million. In 2010, the Steel segment recognized LIFO expense of $2.8 million, compared to LIFO income of $37.1 million in 2009. Raw material costs consumed in the manufacturing process, including scrap steel, alloys and energy, increased 38% in 2010, compared to the prior year, to an average cost of $414 per ton.
The Company expects the Steel segment to see a 20% to 25% increase in sales for 2011, compared to 2010, due to higher volume and higher average selling prices. The higher average selling prices are driven by higher surcharges as scrap steel and alloy prices are expected to increase in 2011. The Company expects stronger demand across most market sectors, primarily driven by a 60% increase in oil and gas market sectors and a 15% increase in industrial market sectors. The Company expects the Steel segment’s EBIT to increase in 2011, compared to 2010, primarily due to the stronger demand, higher average selling prices and favorable sales mix, partially offset by higher raw material costs. Scrap, alloy and energy costs are expected to increase in the near term from current levels as global industrial production improves and then levels off.
Corporate:

	2010	2009	$ Change	Change

Corporate expenses	$66.8	$48.7	$18.1	37.2%
Corporate expenses % to net sales	1.6%	1.6%	—	—	bps

Corporate expenses increased in 2010, compared to 2009, as a result of higher performance-based compensation of approximately $18 million.

Financial Overview
2009 compared to 2008
Overview:

	2009	2008	$ Change	% Change

Net sales	$3,141.6	$5,040.8	$(1,899.2)	(37.7)%
(Loss) income from continuing operations	(66.0)	282.6	(348.6)	(123.4)%
Loss from discontinued operations	(72.6)	(11.3)	(61.3)	NM
(Loss) income attributable to noncontrolling interest	(4.6)	3.6	(8.2)	(227.8)%
Net (loss) income attributable to The Timken Company	(134.0)	267.7	(401.7)	(150.1)%
Diluted (loss) earnings per share:
Continuing operations	$(0.64)	$2.89	$(3.53)	(122.1)%
Discontinued operations	(0.75)	(0.12)	(0.63)	NM
Diluted (loss) earnings per share	$(1.39)	$2.77	$(4.16)	(150.2)%
Average number of shares — diluted	96,135,783	95,947,643	—	0.2%

The Company reported net sales for 2009 of $3.1 billion compared to $5.0 billion in 2008, a decrease of 37.7%. Sales in 2009 were lower across all business segments except for the Aerospace and Defense segment. The decrease in sales was primarily driven by lower volume and lower surcharges in the Steel segment, partially offset by the impact of favorable pricing. For 2009, net loss per share was $1.39 compared to diluted earnings per share of $2.77 for 2008. Loss from continuing operations per share was $0.64 for 2009 compared to income from continuing operations per diluted share of $2.89 for 2008.
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
The Statements of Income
Sales by Segment:

	2009	2008	$ Change	% Change

Mobile Industries	$1,245.0	$1,771.9	$(526.9)	(29.7)%
Process Industries	806.0	1,163.0	(357.0)	(30.7)%
Aerospace and Defense	417.7	411.9	5.8	1.4%
Steel	672.9	1,694.0	(1,021.1)	(60.3)%

Total Company	$3,141.6	$5,040.8	$(1,899.2)	(37.7)%

Net sales for 2009 decreased $1.9 billion, or 37.7%, compared to 2008, primarily due to lower volume of approximately $1.5 billion across all business segments, except for the Aerospace and Defense segment, lower surcharges in the Steel segment of approximately $555 million and the effect of foreign currency exchange rate changes of approximately $90 million. These decreases were partially offset by improved pricing and favorable sales mix of approximately $220 million.

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
Selling, General and Administrative Expenses:

	2009	2008	$ Change	Change

Selling, general and administrative expenses	$472.7	$657.1	$(184.4)		(28.1)%
Selling, general and administrative expenses % to net sales	15.0%	13.0%	—	200	bps
Rationalization expenses included in selling, general and administrative expenses	$2.9	$1.5	$1.4		93.3%

The decrease in selling, general and administrative expenses of $184.4 million in 2009, compared to 2008, was primarily due to restructuring initiatives of approximately $60 million, lower performance-based compensation of approximately $60 million, lower discretionary spending of approximately $55 million and a decrease in the provision for doubtful accounts of approximately $10 million.
In 2009, the rationalization expenses included in selling, general and administrative expenses were primarily costs related to associates exiting the Company and costs associated with exiting a variety of office leases due to restructuring initiatives. In 2008, the rationalization expenses included in selling, general and administrative expenses primarily related to the rationalization of Process Industries’ Canton, Ohio bearing facilities and costs associated with vacating the Torrington, Connecticut office complex.
Impairment and Restructuring Charges:

	2009	2008	$ Change

Impairment charges	$107.6	$20.1	$87.5
Severance and related benefit costs	52.8	8.7	44.1
Exit costs	3.7	4.0	(0.3)

Total	$164.1	$32.8	$131.3

The following discussion explains the major impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above. See Note 6 — Impairment and Restructuring in the Notes to the Consolidated Financial Statements for further details by segment.
2009 Selling and Administrative Cost Reductions
During 2009, the Company recorded $10.7 million of severance and related benefit costs related to this initiative to eliminate approximately 280 positions. Of the $10.7 million charge for 2009, $4.5 million related to the Mobile Industries segment, $2.0 million related to the Process Industries segment, $0.6 million related to the Aerospace and Defense segment, $1.6 million related to the Steel segment and $2.0 million related to Corporate. Overall, the Company eliminated approximately 500 sales and administrative positions in 2009.

2009 Manufacturing Workforce Reductions
During 2009, the Company recorded $32.2 million in severance and related benefit costs, including a curtailment of pension benefits of $0.9 million, to eliminate approximately 3,000 manufacturing positions to properly align its business as a result of the current downturn in the economy and expected market demand. Of the $32.2 million charge, $21.5 million related to the Mobile Industries segment, $6.5 million related to the Process Industries segment, $2.5 million related to the Aerospace and Defense segment and $1.7 million related to the Steel segment.
2008 Workforce Reductions
In December 2008, the Company recorded $4.2 million in severance and related benefit costs to eliminate approximately 110 manufacturing and sales and administrative positions as a result of the downturn in the economy. Of the $4.2 million charge, $2.0 million related to the Mobile Industries segment, $0.8 million related to the Process Industries segment, $1.1 million related to the Steel segment and $0.3 million related to Corporate.
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
The Company recorded an impairment charge of $48.8 million in 2008, representing the write-off of goodwill associated with the Mobile Industries segment. Of the $48.8 million impairment charge, $30.4 million was reclassified to discontinued operations. The Company is required to review goodwill and indefinite-lived intangibles for impairment annually. The Company performed this annual test during the fourth quarter of 2008 using an income approach (discounted cash flow model) and a market approach. As a result of the economic downturn that began in the second half of 2008, management’s forecasts of earnings and cash flow declined significantly. The Company utilized these forecasts for the income approach as part of the goodwill impairment review. As a result of the lower earnings and cash flow forecasts at that time, the Company determined that the Mobile Industries segment could not support the carrying value of its goodwill. Refer to Note 8 — Goodwill and Other Intangible Assets in the Notes to the Consolidated Financial Statements for additional discussion.
During 2009 and 2008, the Company recorded $5.2 million and $2.2 million, respectively, of severance and related benefit costs and $1.7 million and $0.8 million, respectively, of exit costs associated with the closure of the manufacturing facility in Sao Paulo, Brazil.
Process Industries
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
During 2009, the Company recorded $4.5 million of severance and related benefit costs related to the closure of the distribution center in Bucyrus, Ohio.

Interest Expense and Income:

	2009	2008	$ Change	% Change

Interest expense	$41.9	$44.4	$(2.5)	(5.6)%
Interest income	$(1.9)	$(5.8)	$3.9	67.2%

Interest expense for 2009 decreased compared to 2008 due to lower average debt outstanding in 2009 compared to 2008, partially offset by higher borrowing costs. Interest income decreased for 2009 compared to 2008 due to the net effect of significantly lower interest rates on higher average invested cash balances in 2009.
Other Income and Expense:

	2009	2008	$ Change	% Change

CDSOA receipts, net of expenses	$3.6	$9.1	$(5.5)	(60.4)%

Gain on divestituress of non-strategic assets	—	19.5	(19.5)	(100.0)%
Equity investment impairment loss	(6.1)	—	(6.1)	NM
Other	2.4	(12.4)	14.8	119.4%

Other (expense) income, net	$(3.7)	$7.1	$(10.8)	(152.1)%

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
The equity investment impairment loss for 2009 reflects an impairment loss on two of the Company’s joint ventures, International Component Supply Ltda for $4.7 million and Endorsia.com International AB for $1.4 million.
For 2009, other (expense) income, net primarily consisted of $5.2 million of foreign currency exchange gains, $1.7 million of royalty income, $0.6 million of investment income and $0.5 million of export incentives, offset by $7.5 million of losses on the disposal of fixed assets. For 2008, other (expense) income, net primarily included $6.4 million of foreign currency losses, $4.7 million of losses on the disposal of fixed assets and $3.9 million of donations, partially offset by gains on equity investments of $1.4 million and $1.2 million of export incentives.
Income Tax Expense:

	2009	2008	$ Change	Change

Income tax (benefit) expense	$(28.2)	$157.0	$(185.2)	(118.0)%
Effective tax rate	29.9%	35.7%	—	(580	) bps

The effective tax rate on the pretax loss for 2009 was unfavorable relative to the U.S. federal statutory tax rate primarily due to losses at certain foreign subsidiaries where no tax benefit could be recorded. This item was partially offset by the U.S. research tax credit and the net effect of other items.
The effective tax rate on the pretax income for 2008 was unfavorable relative to the U.S. federal statutory tax rate primarily due to adjustments to the Company’s accruals for uncertain tax positions, losses at certain foreign subsidiaries where no tax benefit could be recorded and state income taxes, partially offset by the earnings in foreign jurisdictions where the tax rate is less than 35%, the U.S. manufacturing deduction, the U.S. research tax credit and the net effect of other U.S. tax items.

Discontinued Operations:

	2009	2008	$ Change	% Change

Operating results, net of tax	$(60.0)	$(11.3)	$(48.7)	NM
Gain on disposal, net of tax	(12.6)	—	(12.6)	NM

Total	$(72.6)	$(11.3)	$(61.3)	NM

In December 2009, the Company completed the divestiture of its NRB operations to JTEKT. Discontinued operations represent the operating results and related loss on sale, net of tax, of these operations. For 2009, the operating results, net of tax, of the NRB operations were a loss of $60.0 million, compared to a loss of $11.3 million for 2008, primarily due to the deterioration of the markets served by the NRB operations and higher restructuring charges in 2009. The restructuring charges include a pretax impairment loss of $33.7 million and a pension curtailment of $2.2 million, as well as other pretax charges related to severance and related benefits of $16.0 million. The impairment loss was the result of the projected proceeds from the sale of NRB operations being lower than the net book value of the net assets expected to be transferred as a result of the sale of the NRB operations to JTEKT. The operating results, net of tax, for 2008 include a pretax impairment charge of $30.4 million, which represents the write-off of goodwill associated with the Mobile Industries segment. Refer to Note 2 — Acquisitions and Divestitures in the Notes to the Consolidated Financial Statements for additional discussion.
Net (Loss) Income Attributable to Noncontrolling Interest:

	2009	2008	$ Change	% Change

Net (loss) income attributable to noncontrolling interest	$(4.6)	$3.6	$(8.2)	(227.8)%

On January 1, 2009, the Company implemented new accounting rules related to noncontrolling interests. The new accounting rules establish requirements for ownership interests in subsidiaries held by parties other than the Company (sometimes called “minority interests”) to be clearly identified, presented and disclosed in the consolidated statements of financial position within equity, but separate from the parent’s equity. In addition, the new accounting rules require that net income attributable to parties other than the Company be separately reported on the Consolidated Statements of Income. For 2009, the net (loss) income attributable to noncontrolling interest was a loss of $4.6 million, compared to income of $3.6 million for 2008. In the first quarter of 2009, net (loss) income attributable to noncontrolling interest increased by $6.1 million due to a correction of an error related to the $18.4 million goodwill impairment loss the Company recorded in the fourth quarter of 2008 for the Mobile Industries segment. In recording the goodwill impairment loss in the fourth quarter of 2008, the Company did not recognize that a portion of the goodwill impairment loss related to two separate subsidiaries in India and South Africa in which the Company holds less than 100% ownership. As a result, the Company’s 2008 financial statements were understated by $6.1 million and the Company’s first quarter 2009 financial statements were overstated by $6.1 million. Management concluded the effect of the first quarter adjustment was not material to the Company’s 2008 and first quarter 2009 financial statements as well as the full-year 2009 financial statements.

Business Segments:
The presentation below reconciles the changes in net sales for each segment operations reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions and currency exchange rates. The effects of acquisitions and currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period. In first quarter of 2008, the Company completed the acquisition of the assets of Boring Specialties, Inc., which is part of the Steel segment. In November 2008, the Company completed the acquisition of the assets of EXTEX Ltd., which is part of the Aerospace and Defense segment. Acquisitions in 2009 represent the increase in sales, year over year, for acquisitions completed during 2009 and 2008. The year 2008 represents the base year for which the effects of currency are measured; as a result, currency is assumed to be zero for 2008.
Mobile Industries Segment:

	2009	2008	$ Change	Change

Net sales, including intersegment sales	$1,245.0	$1,771.9	$(526.9)	(29.7)%
Adjusted EBIT	$30.5	$35.8	$(5.3)	(14.8)%
Adjusted EBIT margin	2.4%	2.0%	—	40	bps

	2009	2008	$ Change	% Change

Net sales, including intersegment sales	$1,245.0	$1,771.9	$(526.9)	(29.7)%
Currency	(56.8)	—	(56.8)	NM

Net sales, excluding the impact of currency	$1,301.8	$1,771.9	$(470.1)	(26.5)%

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
Adjusted EBIT was lower in 2009 compared to 2008, primarily due to the impact of lower demand of $135 million and the impact of underutilization of manufacturing capacity of approximately $115 million, partially offset by lower selling, general and administrative expenses of $100 million as a result of restructuring initiatives, improved pricing and favorable sales mix of approximately $65 million, lower raw material costs of approximately $40 million and lower logistics costs of approximately $40 million. In reaction to the lower demand experienced in 2009, the Mobile Industries segment reduced total employment levels by approximately 3,100 positions in 2009.
Process Industries Segment:

	2009	2008	$ Change	Change

Net sales, including intersegment sales	$808.7	$1,166.1	$(357.4)	(30.6)%
Adjusted EBIT	$118.5	$218.7	$(100.2)	(45.8)%
Adjusted EBIT margin	14.7%	18.8%	—	(410	) bps

	2009	2008	$ Change	% Change

Net sales, including intersegment sales	$808.7	$1,166.1	$(357.4)	(30.6)%
Currency	(27.5)	—	(27.5)	NM

Net sales, excluding the impact of currency	$836.2	$1,166.1	$(329.9)	(28.3)%

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

Aerospace and Defense Segment:

	2009	2008	$ Change	Change

Net sales, including intersegment sales	$417.7	$411.9	$5.8	1.4%
Adjusted EBIT	$72.5	$41.4	$31.1	75.1%
Adjusted EBIT margin	17.4%	10.1%	—	730	bps

	2009	2008	$ Change	% Change

Net sales, including intersegment sales	$417.7	$411.9	$5.8	1.4%
Acquisitions	10.0	—	10.0	NM
Currency	(2.6)	—	(2.6)	NM

Net sales, excluding the impact of acquisitions and currency	$410.3	$411.9	$(1.6)	(0.4)%

The Aerospace and Defense segment’s net sales, excluding the effect of acquisitions and currency-rate changes, decreased 0.4% for 2009, compared to 2008. The slight decline was due to reduced demand across commercial and general aviation markets of approximately $22 million, offset by improved pricing and favorable sales mix of approximately $20 million. Adjusted EBIT increased 75.1% in 2009, compared to 2008, primarily due to increased pricing and sales mix of approximately $20 million, the benefits of cost-reduction initiatives of approximately $10 million and LIFO income of approximately $10 million, partially offset by the impact of lower volumes of approximately $10 million.
Steel Segment:

	2009	2008	$ Change	Change

Net sales, including intersegment sales	$714.9	$1,852.0	$(1,137.1)	(61.4)%
Adjusted EBIT	$(57.9)	$264.0	$(321.9)	(121.9)%
Adjusted EBIT margin	(8.1)%	14.3%	—	(2,240	) bps

	2009	2008	$ Change	% Change

Net sales, including intersegment sales	$714.9	$1,852.0	$(1,137.1)	(61.4)%
Acquisitions	7.5	—	7.5	NM
Currency	(5.1)	—	(5.1)	NM

Net sales, excluding the impact of divestitures and currency	$712.5	$1,852.0	$(1,139.5)	(61.5)%

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

Corporate:

	2009	2008	$ Change	Change

Corporate expenses	$48.7	$68.4	$(19.7)	(28.8)%
Corporate expenses % to net sales	1.6%	1.4%	—	20	bps

Corporate expenses decreased in 2009, compared to 2008, as a result of lower performance-based compensation, lower discretionary spending and restructuring initiatives.
The Balance Sheets
Total assets, as shown on the Consolidated Balance Sheets at December 31, 2010, increased by $173.5 million from December 31, 2009. The increase was primarily due to higher cash and cash equivalents and higher working capital as a result of higher volumes, partially offset by lower deferred income taxes.
Current Assets:

	December 31,
	2010	2009	$ Change	% Change

Cash and cash equivalents	$877.1	$755.5	$121.6	16.1%
Accounts receivable, net	516.6	411.2	105.4	25.6%
Inventories, net	828.5	671.2	157.3	23.4%
Deferred income taxes	100.4	61.5	38.9	63.3%
Deferred charges and prepaid expenses	11.3	11.8	(0.5)	(4.2)%
Other current assets	65.3	111.3	(46.0)	(41.3)%

Total current assets	$2,399.2	$2,022.5	$376.7	18.6%

Refer to the Consolidated Statements of Cash Flows for a discussion of the increase in cash and cash equivalents. Accounts receivable, net increased as a result of the higher sales in the fourth quarter of 2010 as compared to the same period in 2009, as well as a $14.0 million decrease in the allowance for doubtful accounts. Inventories increased primarily due to higher volume and higher raw material costs. The increase in deferred income taxes was primarily due to an increase in book-tax differences related to accrued liabilities, primarily related to incentive-based compensation, and inventory reserves. The decrease in other current assets was primarily due to a decrease of approximately $70 million in net income taxes receivable as a result of a $54.3 million tax refund received in July 2010 and the current-year provision for income taxes. This decrease was partially offset by an increase of approximately $15 million in short-term investments and a $6.5 million reclassification of the Company’s investments in two joint ventures, International Component Supply Ltda and Endorsia.com, from other non-current assets as these investments are considered assets held for sale at December 31, 2010.
Property, Plant and Equipment — Net:

	December 31,
	2010	2009	$ Change	% Change

Property, plant and equipment	$3,454.0	$3,398.1	$55.9	1.6%
Less: allowances for depreciation	(2,186.3)	(2,062.9)	(123.4)	(6.0)%

Property, plant and equipment — net	$1,267.7	$1,335.2	$(67.5)	(5.1)%

The decrease in property, plant and equipment — net in 2010 was primarily due to current-year depreciation expense exceeding capital expenditures.
In November 2010, the Company entered into an agreement to sell the real estate of its former manufacturing facility in Sao Paulo, Brazil. The transfer of this land is expected to be completed in June of 2012 after the Company has completed the environmental remediation of the site. Based on the terms of the agreement, the Company expects to receive approximately $37.8 million, including interest, over an 18-month period, once title transfers, subject to fluctuations in foreign currency exchange rates.

Other Assets:

	December 31,
	2010	2009	$ Change	% Change

Goodwill	$224.4	$221.7	$2.7	1.2%
Other intangible assets	129.2	132.1	(2.9)	(2.2)%
Deferred income taxes	121.5	248.6	(127.1)	(51.1)%
Other non-current assets	38.4	46.8	(8.4)	(17.9)%

Total other assets	$513.5	$649.2	$(135.7)	(20.9)%

The increase in goodwill was primarily due to the acquisition of QM Bearings. The decrease in other intangible assets was primarily due to amortization expense recognized during 2010, partially offset by intangible assets acquired as part of the acquisition of QM Bearings. The decrease in deferred income taxes was primarily due to decreases in the Company’s accrued pension liabilities and a contribution to a VEBA trust for retiree healthcare costs. Other non-current assets decreased as a result of the reclassification of the Company’s investments in two joint ventures, International Component Supply LTDA and Endorsia.com, to other current assets as mentioned on the previous page.
Current Liabilities:

	December 31,
	2010	2009	$ Change	% Change

Short-term debt	$22.4	$26.3	$(3.9)	(14.8)%
Accounts payable	263.5	156.0	107.5	68.9%
Salaries, wages and benefits	233.4	142.5	90.9	63.8%
Income taxes payable	14.0	—	14.0	NM
Deferred income taxes	0.7	9.2	(8.5)	(92.4)%
Other current liabilities	176.3	189.3	(13.0)	(6.9)%
Current portion of long-term debt	9.6	17.1	(7.5)	(43.9)%

Total current liabilities	$719.9	$540.4	$179.5	33.2%

The increase in accounts payable was primarily due to higher volumes. The increase in accrued salaries, wages and benefits was the result of accruals for current-year incentive plans. The increase in income taxes payable, net of the prior year income taxes receivable, was primarily due to the provision for current-year income taxes, partially offset by income tax payments and refunds during 2010. The decrease in other current liabilities was primarily due to the payout of severance payments related to 2009 restructuring activities, as well as a reduction in the accrual for a working capital adjustment related to the sale of the NRB operations.
Non-Current Liabilities:

	December 31,
	2010	2009	$ Change	% Change

Long-term debt	$481.7	$469.3	$12.4	2.6%
Accrued pension cost	394.5	690.9	(296.4)	(42.9)%
Accrued postretirement benefits cost	531.2	604.2	(73.0)	(12.1)%
Deferred income taxes	6.0	6.1	(0.1)	(1.6)%
Other non-current liabilities	105.3	100.4	4.9	4.9%

Total non-current liabilities	$1,518.7	$1,870.9	$(352.2)	(18.8)%

The increase in long-term debt was due to the borrowing of funds for the construction of a new wind energy bearing manufacturing facility in China, in which the Company holds an 80% ownership interest. The decrease in accrued pension cost was primarily due to the Company’s contribution of approximately $230 million to its defined benefit pension plans during 2010, as well as positive asset returns on pension assets as a result of increases in the global capital markets. The decrease in accrued postretirement benefits cost was primarily due to a contribution of $54 million in 2010 to a VEBA trust to fund healthcare costs.

Shareholders’ Equity:

	December 31,
	2010	2009	$ Change	% Change

Common stock	$934.8	$896.5	$38.3	4.3%
Earnings invested in the business	1,626.4	1,402.9	223.5	15.9%
Accumulated other comprehensive loss	(624.7)	(717.1)	92.4	12.9%
Treasury shares	(11.5)	(4.7)	(6.8)	(144.8)%
Noncontrolling interest	16.8	18.0	(1.2)	(6.7)%

Total equity	$1,941.8	$1,595.6	$346.2	21.7%

Earnings invested in the business increased in 2010 by net income of $274.8 million, partially offset by dividends declared of $51.3 million. The decrease in accumulated other comprehensive loss was primarily due to an $84.6 million net after-tax pension and postretirement liability adjustment primarily due to favorable asset returns on defined pension plan assets and the recognition of prior-year service costs and actuarial losses for defined benefit pension and postretirement benefit plans. In addition, the Company recorded a $14.1 million prior-period adjustment related to deferred taxes on post-retirement prescription drug benefits, specifically the employer subsidy provided by the U.S. government under Medicare Part D. Refer to Note 17 — Prior-Period Adjustments in the Notes to the Consolidated Financial Statements for further discussion on the prior-period adjustment. Treasury shares increased during 2010 as a result of the Company repurchasing stock under its 2006 common stock purchase plan.
Cash Flows:

	December 31,
	2010	2009	$ Change

Net cash provided by operating activities	$312.7	$587.7	$(275.0)
Net cash provided (used) by investing activities	(152.9)	194.2	(347.1)
Net cash used by financing activities	(32.9)	(178.0)	145.1
Effect of exchange rate changes on cash	(5.3)	18.2	(23.5)

Increase in cash and cash equivalents	$121.6	$622.1	$(500.5)

Operating activities provided net cash of $312.7 million and $587.7 million as of December 31, 2010 and December 31, 2009, respectively. The decrease in net cash provided by operating activities was primarily due to higher pension and other postretirement benefit contributions and payments as well as lower cash provided by working capital items, particularly inventories and accounts receivable, partially offset by higher net income. Pension and other postretirement benefit payments were $337.0 million in 2010, compared to $113.5 million in 2009. Accounts receivable used cash of $104.8 million in 2010 after providing cash of $174.5 million in 2009. Inventories used cash of $150.0 million in 2010 after providing cash of $356.1 million in 2009. Accounts receivable and inventories increased in 2010 primarily due to higher volumes compared to 2009. In addition, the increase in accounts receivable was partially offset by the collection of retained net receivables from the sale of the NRB operations. Accounts payable and accrued expenses provided cash of $173.6 million in 2010 after using cash of $156.1 million in 2009. Net income attributable to The Timken Company increased $408.8 million in 2010 compared to in 2009.
Investing activities used cash of $152.9 million in 2010 compared to providing cash of $194.2 million in 2009. This change was the result of the receipt of $303.6 million from the NRB divestiture in 2009, an increase in acquisitions of $22.2 million and an increase in short-term investments of $15.0 million. The increase in short-term investments included a cash deposit to collateralize an insurance obligation. The increase in acquisitions primarily related to the purchase of QM Bearings, which was completed in September 2010, and the purchase of City Scrap, which was completed in December 2010.
The net cash used by financing activities of $32.9 million in 2010 decreased from $178.0 million in 2009. The Company increased its net borrowings by $0.7 million during 2010 after reducing its net borrowings by $124.9 million during 2009. In addition, the Company purchased one million shares of its common stock for approximately $29.2 million during 2010, compared to no shares purchased in 2009, which was substantially offset by a net increase in proceeds of $49.5 million related to stock option exercises.

Liquidity and Capital Resources
Total debt was $513.7 million at December 31, 2010 compared to $512.7 million at December 31, 2009. Cash and cash equivalents exceeded total debt by $363.4 million and $242.8 million at December 31, 2010 and December 31, 2009, respectively. The net debt to capital ratio was negative 23.0% at December 31, 2010, compared to negative 17.9% at December 31, 2009.
Reconciliation of total debt to net (cash) debt and the ratio of net debt to capital:
Net Debt:

	December 31,
	2010	2009

Short-term debt	$22.4	$26.3
Current portion of long-term debt	9.6	17.1
Long-term debt	481.7	469.3

Total debt	513.7	512.7
Less: cash and cash equivalents	(877.1)	(755.5)

Net (cash) debt	$(363.4)	$(242.8)

Ratio of Net Debt to Capital:

	December 31,
	2010	2009

Net (cash) debt	$(363.4)	$(242.8)
Total equity	1,941.8	1,595.6

Net (cash) debt + total equity (capital)	$1,578.4	$1,352.8

Ratio of net (cash) debt to capital	(23.0)%	(17.9)%

The Company presents net (cash) debt because it believes net debt is more representative of the Company’s financial position.
On November 10, 2010, the Company entered into a new two-year Accounts Receivable Securitization Financing Agreement (Asset Securitization Agreement), which provides for borrowings up to $150 million, subject to certain borrowing base limitations, and is secured by certain domestic trade receivables of the Company. The Company had full availability under the Asset Securitization Agreement at December 31, 2010.
At December 31, 2010, the Company had no outstanding borrowings under its Senior Credit Facility but had letters of credit outstanding totaling $17.2 million, which reduced the availability under the Senior Credit Facility to $482.8 million. The Senior Credit Facility matures on July 10, 2012. Under the Senior Credit Facility, the Company has three financial covenants: a consolidated leverage ratio, a consolidated interest coverage ratio and a consolidated minimum tangible net worth test. The maximum consolidated leverage ratio permitted under the Senior Credit Facility was 3.75 to 1.0. As of December 31, 2010, the Company’s consolidated leverage ratio was 0.76 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility was 4.0 to 1.0. As of December 31, 2010, the Company’s consolidated interest coverage ratio was 18.99 to 1.0. As of December 31, 2010, the Company’s consolidated tangible net worth exceeded the minimum required amount by a significant margin. Refer to Note 5 — Financing Arrangements in the Notes to Consolidated Financial Statements for further discussion.
The interest rate under the Senior Credit Facility is based on the Company’s consolidated leverage ratio. In addition, the Company pays a facility fee based on the consolidated leverage ratio multiplied by the aggregate commitments of all of the lenders under this agreement. Financing costs on the Senior Credit Facility are being amortized over the life of the agreement and are expected to result in approximately $2.9 million in annual interest expense until maturity in 2012.
Other sources of liquidity include lines of credit for certain of the Company’s foreign subsidiaries, which provide for borrowings up to $322.1 million. The majority of these lines are uncommitted. At December 31, 2010, the Company had borrowings outstanding of $40.6 million against these lines, which reduced the availability under these facilities to $281.5 million.

The Company expects that any cash requirements in excess of cash on hand and cash generated from operating activities will be met by the committed funds available under its Asset Securitization Agreement and the Senior Credit Facility. The Company believes it has sufficient liquidity to meet its obligations through at least the term of the Senior Credit Facility.
The Company expects to remain in compliance with its debt covenants. As of December 31, 2010, the Company could have borrowed the full amounts available under the Senior Credit Facility and Asset Securitization Agreement and would have remained in full compliance with its debt covenants. The Company does not expect borrowings to be limited by its debt covenants through the term of the Senior Credit Facility. However, the Company may need to limit its borrowings under the Senior Credit Facility or other facilities from time to time in order to remain in compliance.
In September 2009, the Company issued $250 million of fixed-rated unsecured Senior Notes. These new Senior Notes, which mature in September 2014, bear interest at 6.0% per annum. The net proceeds from the sale of the new Senior Notes were used in December 2009 to redeem fixed-rate unsecured senior notes maturing in February 2010.
The Company expects cash from operations in 2011 to improve slightly over 2010 as the Company continues to experience improved margins. The Company expects to make approximately $120 million in pension contributions in 2011, compared to $230 million in 2010. The Company also expects to increase capital expenditures to $220 million in 2011 compared to $115 million in 2010.
Financing Obligations and Other Commitments
The Company’s contractual debt obligations and contractual commitments outstanding as of December 31, 2010 were as follows:
Payments due by Period:

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Interest payments	$254.2	$29.0	$57.0	$32.9	$135.3
Long-term debt, including current portion	491.3	9.6	1.0	267.0	213.7
Short-term debt	22.4	22.4	—	—	—
Operating leases	118.2	29.0	42.2	29.7	17.3
Retirement benefits	2,452.0	237.8	486.3	486.1	1,241.8

Total	$3,338.1	$327.8	$586.5	$815.7	$1,608.1

The interest payments beyond five years primarily relate to medium-term notes that mature over the next 18 years.
Returns for the Company’s global defined benefit pension plan assets in 2010 were above the expected rate of return assumption of 8.75 percent due to broad increases in global capital markets. These favorable returns positively impacted the funded status of the plans at the end of 2010 and are expected to result in lower pension expense and required pension contributions over the next several years. However, the Company expects to make cash contributions of $120 million, over $100 million of which is discretionary, to its global defined benefit pension plans in 2011, compared to $230 million contributed in 2010. The Company also contributed $54 million to a VEBA trust to fund retiree healthcare costs. The Company may consider making additional discretionary contributions to either its defined benefit pension plans or its postretirement benefit plans during 2011. Refer to Note 12 — Retirement and Postretirement Benefit Plans in the Notes to the Consolidated Financial Statements for additional discussion.
During 2010, the Company purchased one million shares of its common stock for approximately $29.2 million under the Company’s 2006 common stock purchase plan. This plan authorizes the Company to buy, in the open market or in privately negotiated transactions, up to four million shares of common stock, which are to be held as treasury shares and used for specified purposes, up to an aggregate of $180 million. The authorization expires on December 31, 2012.
As disclosed in Note 7 — Contingencies and Note 14 — Income Taxes in the Notes to the Consolidated Financial Statements, the Company has exposure for certain legal and tax matters.
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
Inventory:
Inventories are valued at the lower of cost or market, with approximately 54% valued by the last-in, first-out (LIFO) method and the remaining 46% valued by the first-in, first-out (FIFO) method. The majority of the Company’s domestic inventories are valued by the LIFO method and all of the Company’s international (outside the United States) inventories are valued by the FIFO method. An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. The Company recognized an increase in its LIFO reserve of $26.9 million for 2010, compared to a decrease in its LIFO reserve of $60.5 million for 2009.
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
The discounted cash flow model requires several assumptions including future sales growth, EBIT (earnings before interest and taxes) margins and capital expenditures. The Company’s four reporting units each provide their forecast of results for the next three years. These forecasts are the basis for the information used in the discounted cash flow model. The discounted cash flow model also requires the use of a discount rate and a terminal revenue growth rate (the revenue growth rate for the period beyond the three years forecasted by the reporting units), as well as projections of future operating margins (for the period beyond the forecasted three years). During the fourth quarter of 2010, the Company used a discount rate for each of its four reporting units of 12% to 14% and a terminal revenue growth rate ranging from 2% to 3%. The difference in the discount rates and terminal revenue growth rates is based on the underlying markets and risks associated with each of the Company’s reporting units.
The market approach requires several assumptions including sales multiples and EBITDA (earnings before interest, taxes, depreciation and amortization) multiples for comparable companies that operate in the same markets as the Company’s reporting units. During the fourth quarter of 2010, the Company used sales multiples for its four reporting units ranging from 0.6 to 1.6 and EBITDA multiples ranging from 7.0 to 10.1. The difference in the sales multiples and the EBITDA multiples is due to the underlying markets associated with each of the Company’s reporting units.

As a result of the goodwill impairment analysis performed during the fourth quarter of 2010, the Company recognized no goodwill impairment charges for the year ended December 31, 2010. The Mobile Industries segment’s has no carrying value of goodwill, as it was fully impaired in 2008. The fair value of each of the Process Industries and Steel segments exceeded their carrying value by a significant amount. As of December 31, 2010, the Company had $224.4 million of goodwill on its Consolidated Balance Sheet, of which $162.3 million was attributable to the Aerospace and Defense segment. See Note 8 — Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements for the carrying amount of goodwill by segment. The fair value of this reporting unit was $555.8 million compared to a carrying value of $455.2 million. A 200 basis point increase in the discount rate would have resulted in the Aerospace and Defense segment failing step one of the goodwill impairment analysis, which would have required the completion of step two of the goodwill impairment analysis to arrive at a potential goodwill impairment loss. A 1,600 basis point decrease in the projected cash flows would have resulted in the Aerospace and Defense segment failing step one of the goodwill impairment analysis, which would have required the completion of step two of the goodwill impairment analysis to arrive at a potential goodwill impairment loss.
Restructuring costs:
The Company’s policy is to recognize restructuring costs in accordance with Accounting Standards Codification (ASC) 420, “Exit or Disposal Cost Obligations,” and ASC 712, “Compensation and Non-retirement Post-Employment Benefits.” Detailed contemporaneous documentation is maintained and updated to ensure that accruals are properly supported. If management determines that there is a change in estimate, the accruals are adjusted to reflect this change.
Benefit plans:
The Company sponsors a number of defined benefit pension plans that cover eligible associates. The Company also sponsors several funded and unfunded postretirement plans that provide health care and life insurance benefits for eligible retirees and their dependents. These plans are accounted for in accordance with accounting rules for defined benefit pension plans and postemployment plans.
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
A discount rate is used to calculate the present value of expected future pension and postretirement cash flows as of the measurement date. The Company establishes the discount rate by constructing a portfolio of high-quality corporate bonds and matching the coupon payments and bond maturities to projected benefit payments under the Company’s pension and postretirement welfare plans. The bonds included in the portfolio are generally non-callable. A lower discount rate will result in a higher benefit obligation; conversely, a higher discount rate will result in a lower benefit obligation. The discount rate is also used to calculate the annual interest cost, which is a component of net periodic benefit cost.
For expense purposes in 2010, the Company applied a discount rate of 6.00% for the defined benefit pension plans and 5.75% for the postretirement welfare plans. For expense purposes for 2011, the Company will apply a discount rate of 5.75% for the defined benefit pension plans and 5.50% for the postretirement welfare plans. A .25 percentage point reduction in the discount rate would increase pension expense by approximately $4.6 million for the defined benefit pension plans and $0.5 million for the postretirement welfare plans for 2011.
The expected rate of return on plan assets is determined by analyzing the historical long-term performance of the Company’s pension plan assets, as well as the mix of plan assets between equities, fixed income securities and other investments, the expected long-term rate of return expected for those asset classes and long-term inflation rates. Short-term asset performance can differ significantly from the expected rate of return, especially in volatile markets. A lower-than-expected rate of return on pension plan assets will increase pension expense and future contributions. For expense purposes in 2010, the Company applied an expected rate of return of 8.75% for the Company’s pension plan assets. For expense purposes for 2011, the Company will apply an expected rate of return on plan assets of 8.50%. A .25 percentage point reduction in the expected rate of return would increase pension expense by approximately $5.7 million for 2011. In addition, at the end of 2010 the Company established a VEBA for certain bargained associates’ retiree medical benefits. Beginning in 2011, the Company will apply an expected rate of return of 5.00% to the VEBA assets for expense purposes. The expected return will decrease expense for postretirement welfare benefits by approximately $2.7 million in 2011.

For measurement purposes for postretirement benefits, the Company assumed a weighted-average annual rate of increase in per capita cost (health care cost trend rate) for medical benefits of 9.2% for 2011, declining steadily for the next 67 years to 5.0%; and 10.5% for prescription drug benefits for 2011, declining steadily for the next 67 years to 5.0%. The assumed health care cost trend rate may have a significant effect on the amounts reported. A one percentage point increase in the assumed health care cost trend rate would have increased the 2010 total service and interest cost components by $1.0 million and would have increased the postretirement obligation by $17.9 million. A one percentage point decrease would provide corresponding reductions of $0.9 million and $16.2 million, respectively.
The Patient Protection and Affordable Care Act (PPACA) was enacted on March 23, 2010. PPACA consists of a broad range of provisions that may impact future plan design and administrative cost. The Company’s actuary determined the impact PPACA has on the accumulated postretirement benefit obligation, to the extent measurable. The effect of PPACA resulted in an increase in the reported postretirement benefit obligation of approximately $3.5 million. The net periodic postretirement benefit cost for 2010 was not impacted by PPACA. It has been estimated that the 2011 net periodic postretirement benefit cost will increase by approximately $0.6 million to reflect the impact of PPACA.
The U.S. Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act) was signed into law on December 8, 2003. The Medicare Act provides for prescription drug benefits under Medicare Part D and contains a tax-free subsidy to plan sponsors who provide “actuarially equivalent” prescription plans. The Company’s actuary determined that the prescription drug benefit provided by the Company’s postretirement plan is considered to be actuarially equivalent to the benefit provided under the Medicare Act. The effects of the Medicare Act include reductions to the accumulated postretirement benefit obligation and net periodic postretirement benefit cost of $7.6 million and $2.3 million, respectively. The 2010 expected Medicare subsidy was $3.3 million, of which $1.8 million was received prior to December 31, 2010.
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
In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate income tax determination is uncertain. The Company is regularly under audit by tax authorities. Accruals for uncertain tax positions are provided for in accordance with the requirements of ASC 740-10. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense.
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
Other Matters:
Foreign Currency
Assets and liabilities of subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the quarter. Related translation adjustments are reflected as a separate component of accumulated other comprehensive loss. Foreign currency gains and losses resulting from transactions are included in the Consolidated Statements of Income.
Foreign currency exchange gains included in the Company’s operating results for the year ended December 31, 2010 were $4.3 million, compared to gains of $8.2 million during the year ended December 31, 2009. For the year ended December 31, 2010, the Company recorded a negative non-cash foreign currency translation adjustment of $5.2 million that decreased shareholders’ equity, compared to a positive non-cash foreign currency translation adjustment of $39.8 million that increased shareholders’ equity for the year ended December 31, 2009. The foreign currency translation adjustments for the year ended December 31, 2010 were negatively impacted by the strengthening of the U.S. dollar relative to other currencies such as the Euro and the British pound.

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
Continued Dumping and Subsidy Offset Act (CDSOA)
The CDSOA provides for distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and people. The Company reported CDSOA receipts, net of expenses, of $2.0 million, $3.6 million and $10.2 million in 2010, 2009 and 2008, respectively.
In September 2002, the World Trade Organization (WTO) ruled that CDSOA payments are not consistent with international trade rules. In February 2006, U.S. legislation was enacted that would end CDSOA distributions for dumped imports covered by antidumping duty orders entering the United States after September 30, 2007. Instead, any such antidumping duties collected would remain with the U.S. Treasury. This legislation would be expected to eventually reduce any distributions in years beyond 2007, with distributions eventually ceasing. Several countries have objected that this U.S. legislation is not consistent with WTO rulings, and have been granted retaliation rights by the WTO, typically in the form of increased tariffs on some imported goods from the United States. The European Union and Japan have been retaliating in this fashion against the operation of U.S. law.
In 2006, the U.S. Court of International Trade (CIT) ruled, in two separate decisions, that the procedure for determining recipients eligible to receive CDSOA distributions is unconstitutional. In February 2009, the U.S. Court of Appeals for the Federal Circuit reversed both decisions of the CIT. In December 2009, a plaintiff petitioned the U.S. Supreme Court to hear a further appeal, but the Supreme Court declined the petition, allowing the appellate court reversals to stand. There are, however, several remaining constitutional challenges to the CDSOA law that are now before the CIT. The Company is unable to determine, at this time, what the ultimate outcome of litigation regarding CDSOA will be.
There are a number of factors that can affect whether the Company receives any CDSOA distributions and the amount of such distributions in any given year. These factors include, among other things, potential additional changes in the law, ongoing and potential additional legal challenges to the law and the administrative operation of the law. Accordingly, the Company cannot reasonably estimate the amount of CDSOA distributions it will receive in future years, if any. It is possible that court rulings might prevent the Company from receiving any CDSOA distributions in 2011 and beyond. Any reduction of CDSOA distributions would reduce the Company’s earnings and cash flow.
Quarterly Dividend
On February 9, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share. The dividend will be paid on March 2, 2011 to shareholders of record as of February 22, 2011. This will be the 355th consecutive dividend paid on the common stock of the Company.

Forward — Looking Statements
Certain statements set forth in this document and in the Company’s 2010 Annual Report to Shareholders (including the Company’s forecasts, beliefs and expectations) that are not historical in nature are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management’s Discussion and Analysis on pages 18 through 43 contain numerous forward-looking statements. The Company cautions readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of the Company due to a variety of important factors, such as:
a)	deterioration in world economic conditions, including additional adverse effects from the global economic slowdown, terrorism or hostilities. This includes, but is not limited to, political risks associated with the potential instability of governments and legal systems in countries in which the Company or its customers conduct business, and changes in currency valuations;
b)	the effects of fluctuations in customer demand on sales, product mix and prices in the industries in which the Company operates. This includes the ability of the Company to respond to the rapid changes in customer demand, the effects of customer bankruptcies or liquidations, the impact of changes in industrial business cycles and whether conditions of fair trade continue in the U.S. markets;
c)	competitive factors, including changes in market penetration, increasing price competition by existing or new foreign and domestic competitors, the introduction of new products by existing and new competitors and new technology that may impact the way the Company’s products are sold or distributed;
d)	changes in operating costs. This includes: the effect of changes in the Company’s manufacturing processes; changes in costs associated with varying levels of operations and manufacturing capacity; higher cost and availability of raw materials and energy; the Company’s ability to mitigate the impact of fluctuations in raw materials and energy costs and the operation of the Company’s surcharge mechanism; changes in the expected costs associated with product warranty claims; changes resulting from inventory management and cost reduction initiatives and different levels of customer demands; the effects of unplanned work stoppages; and changes in the cost of labor and benefits;
e)	the success of the Company’s operating plans, including its ability to achieve the benefits from its ongoing continuous improvement and rationalization programs; the ability of acquired companies to achieve satisfactory operating results; and the Company’s ability to maintain appropriate relations with unions that represent Company associates in certain locations in order to avoid disruptions of business;
f)	unanticipated litigation, claims or assessments. This includes, but is not limited to, claims or problems related to intellectual property, product liability or warranty, environmental issues, and taxes;
g)	changes in worldwide financial markets, including availability of financing and interest rates, which affect: the Company’s ability to raise capital or increase the Company’s cost of funds; the overall performance of the Company’s pension fund investments; and/or customer demand and the ability of customers to obtain financing to purchase the Company’s products or equipment that contain the Company’s products; and
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
Fluctuations in the value of the U.S. dollar compared to foreign currencies, including the Euro, also impact the Company’s earnings. The greatest risk relates to products shipped between the Company’s European operations and the United States. Foreign currency forward contracts are used to hedge these intercompany transactions. Additionally, hedges are used to cover third-party purchases of product and equipment. As of December 31, 2010, there were $205.4 million of hedges in place. A uniform 10% weakening of the U.S. dollar against all currencies would have resulted in a charge of $7.1 million related to these hedges, which would have partially offset the otherwise favorable impact of the underlying currency fluctuation. In addition to the direct impact of the hedged amounts, changes in exchange rates also affect the volume of sales or foreign currency sales price as competitors’ products become more or less attractive.

Item 8. Financial Statements and Supplementary Data
Consolidated Statements of Income

	Year Ended December 31,
(Dollars in millions, except per share data)	2010	2009	2008

Net sales	$4,055.5	$3,141.6	$5,040.8
Cost of products sold	3,033.8	2,558.9	3,888.9

Gross Profit	1,021.7	582.7	1,151.9

Selling, administrative and general expenses	563.8	472.7	657.1
Impairment and restructuring charges	21.7	164.1	32.8

Operating Income (Loss)	436.2	(54.1)	462.0

Interest expense	(38.2)	(41.9)	(44.4)
Interest income	3.7	1.9	5.8
Receipt of Continued Dumping & Subsidy Offset Act (CDSOA) payment, net of expenses	2.0	3.6	9.1
Other income (expense), net	1.8	(3.7)	7.1

Income (Loss) From Continuing Operations Before Income Taxes	405.5	(94.2)	439.6

Provision for (benefit from) income taxes	136.0	(28.2)	157.0

Income (Loss) From Continuing Operations	269.5	(66.0)	282.6
Income (loss) from discontinued operations, net of income taxes	7.4	(72.6)	(11.3)

Net Income (Loss)	276.9	(138.6)	271.3

Less: Net income (loss) attributable to noncontrolling interest	2.1	(4.6)	3.6

Net Income (Loss) Attributable to The Timken Company	$274.8	$(134.0)	$267.7

Amounts Attributable to The Timken Company’s Common Shareholders:
Income (loss) from continuing operations	$267.4	$(61.4)	$279.0
Income (loss) from discontinued operations, net of income taxes	7.4	(72.6)	(11.3)

Net Income (Loss) Attributable to The Timken Company	$274.8	$(134.0)	$267.7

Net Income (Loss) per Common Share Attributable to The Timken Company Common Shareholders
Earnings (loss) per share — Continuing Operations	$2.76	$(0.64)	$2.90
Earnings (loss) per share — Discontinued Operations	0.07	(0.75)	(0.12)

Basic earnings (loss) per share	$2.83	$(1.39)	$2.78

Diluted earnings (loss) per share — Continuing Operations	$2.73	$(0.64)	$2.89
Diluted earnings (loss) per share - Discontinued Operations	0.08	(0.75)	(0.12)

Diluted earnings (loss) per share	$2.81	$(1.39)	$2.77

Dividends per share	$0.53	$0.45	$0.70

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	December 31,	December 31,

(Dollars in millions, except share data)	2010	2009

ASSETS
Current Assets
Cash and cash equivalents	$877.1	$755.5
Accounts receivable, less allowances: 2010 - $27.6 million; 2009 - $41.6 million	516.6	411.2
Inventories, net	828.5	671.2
Deferred income taxes	100.4	61.5
Deferred charges and prepaid expenses	11.3	11.8
Other current assets	65.3	111.3

Total Current Assets	2,399.2	2,022.5

Property, Plant and Equipment – Net	1,267.7	1,335.2

Other Assets
Goodwill	224.4	221.7
Other intangible assets	129.2	132.1
Deferred income taxes	121.5	248.6
Other non-current assets	38.4	46.8

Total Other Assets	513.5	649.2

Total Assets	$4,180.4	$4,006.9

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$22.4	$26.3
Accounts payable	263.5	156.0
Salaries, wages and benefits	233.4	142.5
Income taxes payable	14.0	—
Deferred income taxes	0.7	9.2
Other current liabilities	176.3	189.3
Current portion of long-term debt	9.6	17.1

Total Current Liabilities	719.9	540.4
Non-Current Liabilities
Long-term debt	481.7	469.3
Accrued pension cost	394.5	690.9
Accrued postretirement benefits cost	531.2	604.2
Deferred income taxes	6.0	6.1
Other non-current liabilities	105.3	100.4

Total Non-Current Liabilities	1,518.7	1,870.9

Shareholders’ Equity
Class I and II Serial Preferred Stock without par value:
Authorized - 10,000,000 shares each class, none issued	—	—
Common stock without par value:
Authorized - 200,000,000 shares Issued (including shares in treasury) (2010 - 98,153,317 shares; 2009 - 97,034,033 shares)
Stated capital	53.1	53.1
Other paid-in capital	881.7	843.4
Earnings invested in the business	1,626.4	1,402.9
Accumulated other comprehensive loss	(624.7)	(717.1)
Treasury shares at cost (2010 - 350,201 shares; 2009 - 179,963 shares)	(11.5)	(4.7)

Total Shareholders’ Equity	1,925.0	1,577.6

Noncontrolling interest	16.8	18.0

Total Equity	1,941.8	1,595.6

Total Liabilities and Equity	$4,180.4	$4,006.9

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Dollars in millions)	2010	2009	2008

CASH PROVIDED (USED)
Operating Activities
Net income (loss) attributable to The Timken Company	$274.8	$(134.0)	$267.7
Net (income) loss from discontinued operations	(7.4)	72.6	11.3
Net income (loss) attributable to noncontrolling interest	2.1	(4.6)	3.6
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	189.7	201.5	200.8
Impairment charges	4.7	113.7	20.1
Loss (gain) on sale of assets	6.5	6.8	(15.2)
Deferred income tax provision	58.8	22.8	1.9
Stock-based compensation expense	16.9	14.9	16.8
Pension and other postretirement expense	93.1	96.7	84.7
Pension contributions and other postretirement benefit payments	(337.0)	(113.5)	(70.5)
Changes in operating assets and liabilities:
Accounts receivable	(104.8)	174.5	107.6
Inventories	(150.0)	356.1	(97.7)
Accounts payable and accrued expenses	173.6	(156.1)	(57.9)
Income taxes	97.2	(48.6)	35.7
Other — net	(12.9)	(2.7)	(8.0)

Net Cash Provided by Operating Activities — Continuing Operations	305.3	600.1	500.9
Net Cash Provided (Used) by Operating Activities — Discontinued Operations	7.4	(12.4)	76.7

Net Cash Provided by Operating Activities	312.7	587.7	577.6

Investing Activities
Capital expenditures	(115.8)	(114.1)	(258.1)
Acquisitions, net of cash acquired of $0.8 million in 2010	(22.6)	(0.4)	(86.0)
Proceeds from disposals of property, plant and equipment	1.9	2.6	36.4
Divestitures, net of cash divested of $1.2 million	—	303.6	—
Investments in short-term marketable securities	(15.0)	—	—
Other	(1.4)	4.9	0.5

Net Cash (Used) Provided by Investing Activities — Continuing Operations	(152.9)	196.6	(307.2)
Net Cash Used by Investing Activities — Discontinued Operations	—	(2.4)	(13.5)

Net Cash (Used) Provided by Investing Activities	(152.9)	194.2	(320.7)

Financing Activities
Cash dividends paid to shareholders	(51.3)	(43.2)	(67.5)
Purchase of treasury shares	(29.2)	—	—
Net proceeds from common share activity	50.4	0.9	16.9
Accounts receivable securitization financing borrowings	—	—	225.0
Accounts receivable securitization financing payments	—	—	(225.0)
Proceeds from issuance of long-term debt	18.2	255.0	810.4
Deferred financing costs	—	(10.8)	—
Payments on long-term debt	(13.7)	(305.7)	(884.1)
Short-term debt activity — net	(3.8)	(74.2)	(21.6)
Other	(3.5)	—	—

Net Cash Used by Financing Activities	(32.9)	(178.0)	(145.9)

Effect of exchange rate changes on cash	(5.3)	18.2	(20.5)

Increase In Cash and Cash Equivalents	121.6	622.1	90.5
Cash and cash equivalents at beginning of year	755.5	133.4	42.9

Cash and Cash Equivalents at End of Year	$877.1	$755.5	$133.4

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

		Common Stock		Earnings	Accumulated
			Other	Invested	Other		Non-
		Stated	Paid-In	in the	Comprehensive	Treasury	controlling
(Dollars in millions, except per share data)	Total	Capital	Capital	Business	Income (Loss)	Stock	Interest

Year Ended December 31, 2008
Balance at January 1, 2008	$1,980.0	$53.1	$809.8	$1,379.9	$(271.3)	$(10.8)	$19.3
Net income	271.3			267.7			3.6
Foreign currency translation adjustments	(149.9)				(149.9)
Pension and postretirement liability adjustment, (net of income tax of $232.7 million)	(397.6)				(397.6)
Unrealized gain on marketable securities (net of income tax of $0.1 million)	0.2				0.2
Change in fair value of derivative financial instruments, net of reclassifications	(1.1)				(1.1)

Total comprehensive loss	(277.1)
Capital investment of Timken XEMC (Hunan) Bearings Co.	1.6						1.6
Dividends declared to noncontrolling interest	(1.7)						(1.7)
Dividends — $0.70 per share	(67.5)			(67.5)
Tax benefit from stock compensation	4.5		4.5
Stock-based compensation expense	16.8		16.8
Issuance (tender) of 9,843 shares from treasury (1)	(6.0)		(5.2)			(0.8)
Issuance of 747,887 shares from authorized (1)	12.4		12.4

Balance at December 31, 2008	$1,663.0	$53.1	$838.3	$1,580.1	$(819.7)	$(11.6)	$22.8

Year Ended December 31, 2009
Net loss	(138.6)			(134.0)			(4.6)
Foreign currency translation adjustments	39.8				39.8
Pension and postretirement liability adjustment, (net of income tax of $64.6 million)	62.0				62.1		(0.1)
Change in fair value of derivative financial instruments, net of reclassifications	0.7				0.7

Total comprehensive loss	(36.1)
Capital investment of Timken XEMC (Hunan) Bearings Co.	1.0						1.0
Dividends declared to noncontrolling interest	(1.1)						(1.1)
Dividends — $0.45 per share	(43.2)			(43.2)
Tax benefit from stock compensation	0.1		0.1
Stock-based compensation expense	14.9		14.9
Issuance (tender) of 164,985 shares from treasury (1)	(3.8)		(10.7)			6.9
Issuance of 142,531 shares from authorized (1)	0.8		0.8

Balance at December 31, 2009	$1,595.6	$53.1	$843.4	$1,402.9	$(717.1)	$(4.7)	$18.0

Year Ended December 31, 2010
Net income	276.9			274.8			2.1
Foreign currency translation adjustments	(5.2)				(5.2)
Pension and postretirement liability adjustment, (net of income tax of $22.1 million)	98.5				98.6		(0.1)
Unrealized loss on marketable securities	(0.2)				(0.2)
Change in fair value of derivative financial instruments, net of reclassifications	(0.8)				(0.8)

Total comprehensive income	369.2
Change in ownership of Timken Bearing Services South Africa	(3.5)		(1.0)				(2.5)
Dividends declared to noncontrolling interest	(0.7)						(0.7)
Dividends — $0.53 per share	(51.3)			(51.3)
Tax benefit from stock compensation	5.7		5.7
Stock-based compensation expense	16.9		16.9
Issuance (tender) of 170,238 shares from treasury (1)	(7.6)		(0.8)			(6.8)
Issuance of 1,119,284 shares from authorized (1)	17.5		17.5

Balance at December 31, 2010	$1,941.8	$53.1	$881.7	$1,626.4	$(624.7)	$(11.5)	$16.8

See accompanying Notes to the Consolidated Financial Statements.

(1)	Share activity was in conjunction with employee benefit and stock option plans.

Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)
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
Revenue Recognition: The Company recognizes revenue when title passes to the customer. This occurs at the shipping point except for certain exported goods and certain foreign entities, where title passes when the goods reach their destination. Selling prices are fixed based on purchase orders or contractual arrangements. Shipping and handling costs were included in cost of products sold in the Consolidated Statements of Income.
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
Inventories: Inventories are valued at the lower of cost or market, with 54% valued by the last-in, first-out (LIFO) method and the remaining 46% valued by first-in, first-out (FIFO) method. If all inventories had been valued at FIFO, inventories would have been $264.6 million and $237.7 million greater at December 31, 2010 and 2009, respectively. The components of inventories were as follows:

	December 31,
	2010	2009

Inventories, net:
Manufacturing supplies	$57.9	$53.0
Work in process and raw materials	371.9	269.1
Finished products	398.7	349.1

Total Inventories, net	$828.5	$671.2

The Company recognized an increase in its LIFO reserve of $26.9 million during 2010 compared to a decrease in LIFO reserves of $60.5 million during 2009. The increase in the LIFO reserve recognized during 2010 was due to higher costs and quantities of inventory on hand.
Investments: Short-term investments are investments with maturities between four months and one year and are valued at amortized cost. The Company held short-term investments with a fair value of $15 million and a cost basis of $15 million as of December 31, 2010 and were included in other current assets on the Consolidated Balance Sheet. At December 31, 2009, the Company’s business in India held investments in mutual funds of $6.9 million as of December 31, 2009. These investments were classified as “available-for-sale” securities and were included in other current assets on the Consolidated Balance Sheet. Unrealized gains and losses were included in accumulated other comprehensive loss, net of tax, on the Consolidated Balance Sheet. Realized gains and losses were included in other (expense) income, net in the Consolidated Statements of Income.
Property, Plant and Equipment: Property, plant and equipment — net is valued at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred. The provision for depreciation is computed principally by the straight-line method based upon the estimated useful lives of the assets. The useful lives are approximately 30 years for buildings, five to seven years for computer software and three to 20 years for machinery and equipment. Depreciation expense was $179.6 million, $188.7 million and $186.3 million in 2010, 2009 and 2008, respectively.

Note 1 – Significant Accounting Policies (continued)
The components of property, plant and equipment, net were as follows:

	December 31,
	2010	2009

Property, Plant and Equipment:
Land and buildings	$623.2	$611.7
Machinery and equipment	2,830.8	2,786.4

Subtotal	3,454.0	3,398.1
Less allowances for depreciation	(2,186.3)	(2,062.9)

Property, Plant and Equipment, net	$1,267.7	$1,335.2

At December 31, 2010 and 2009, property, plant and equipment — net included approximately $99.7 million and $104.3 million, respectively, of capitalized software. Depreciation expense for capitalized software was approximately $18.0 million, $17.8 million and $17.7 million in 2010, 2009 and 2008, respectively.
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
In November 2010, the Company entered into an agreement to sell the real estate related to its former manufacturing facility in Sao Paulo, Brazil. The carrying value of the real estate was $6.0 million at December 31, 2010. The transfer of the property is expected to occur in 2012 after the Company has completed the environmental remediation of the site. Beginning in 2012, the Company expects to receive approximately $37.8 million, including interest, over an 18-month period once title transfers subject to fluctuations in foreign currency exchange rates.
Goodwill: The Company tests goodwill and indefinite-lived intangible assets for impairment at least annually. The Company performs its annual impairment test on the first day of the fourth quarter after the annual forecasting process is completed. Furthermore, goodwill and indefinite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with accounting rules related to goodwill and other intangible assets.
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
Foreign Currency Translation: Assets and liabilities of subsidiaries, other than those located in highly inflationary countries, are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected as a separate component of accumulated other comprehensive loss. Gains and losses resulting from foreign currency transactions and the translation of financial statements of subsidiaries in highly inflationary countries are included in the Consolidated Statements of Income. The Company realized foreign currency exchange gains of $4.3 million and $8.2 million in 2010 and 2009, respectively, and a foreign currency exchange loss of $5.9 million in 2008.
Stock-Based Compensation: The Company accounts for stock-based compensation in accordance with accounting rules for stock compensation, which require that the fair value of share-based awards be estimated on the date of grant using an option pricing model. The fair value of the award is recognized as expense over the requisite service periods in the accompanying Consolidated Statements of Income.
Earnings Per Share: Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share are computed by dividing net income by the weighted average number of common shares outstanding, adjusted for the dilutive impact of potential common shares for share-based compensation.

Note 1 – Significant Accounting Policies (continued)
Derivative Instruments: The Company accounts for its derivative instruments in accordance with amended accounting rules regarding derivative instruments and hedging activities. The Company recognizes all derivatives on the Consolidated Balance Sheets at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated and qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive loss until the hedged item is recognized in earnings. The Company’s holdings of forward foreign currency exchange contracts qualify as derivatives pursuant to the criteria established in derivative accounting guidance, of which the Company has designated certain of those derivatives as hedges.
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
Reclassifications: Certain amounts reported in the 2009 and 2008 Consolidated Financial Statements have been reclassified to conform to the 2010 presentation.
Note 2 – Acquisitions and Divestitures
Acquisitions
On December 31, 2010, the Company purchased substantially all the assets of City Scrap and Salvage Co. in Akron, Ohio (City Scrap) for $6.5 million. City Scrap, which employs 30 people, has a longstanding relationship with the Company, supplying the Company for more than 15 years as a local source of the ferrous scrap needed for its steelmaking operations. The City Scrap acquisition will streamline the supply of scrap to Timken’s steel operations, improving efficiency and increasing supply chain reliability. City Scrap had revenues of approximately $17 million in 2010. The results of the operations of City Scrap will be included in the Company’s Consolidated Statements of Income effective January 1, 2011.
On September 21, 2010, the Company completed the acquisition of QM Bearings and Power Transmission, Incorporated (QM Bearings), based in Ferndale, Washington, for $16.9 million, including cash acquired of $0.8 million. QM Bearings also has manufacturing facilities in Prince George, British Columbia, Canada and Wuxi, China. QM Bearings manufactures spherical roller-bearing steel-housed units and elastomeric and steel couplings used in demanding processes such as sawmill, logging and cement operations. QM Bearings had sales of approximately $14 million in the last twelve months prior to the acquisition. QM Bearings has approximately 100 employees in the United States, Canada and China. The results of the operations of QM Bearings were included in the Company’s Consolidated Statements of Income for the periods subsequent to the effective date of the acquisition.
In November 2008, the Company purchased the assets of EXTEX, Ltd. (EXTEX), a leading designer and marketer of high-quality replacement engine parts for the aerospace aftermarket, for $28.8 million, including acquisition costs. The acquisition added most of EXTEX’s nearly 600 Federal Aviation Administration (FAA) parts manufacturer approval (PMA) components to the Company’s existing portfolio of more than 1,400 PMAs. This expanded PMA base further positioned the Company to offer comprehensive fleet-support programs, including asset management that maximizes uptime for aircraft operators. EXTEX had 2007 sales of approximately $15.4 million. The results of the operations of EXTEX are included in the Company’s Consolidated Statements of Income for the periods subsequent to the effective date of the acquisition. The purchase price allocation of EXTEX included in-process PMAs. Generally accepted accounting principles do not allow the capitalization of research and development of this nature; therefore, a charge of $0.9 million was included in cost of products sold in the Consolidated Statement of Income in 2008.
In February 2008, the Company purchased the assets of Boring Specialties, Inc. (BSI), a leading provider of a wide range of precision deep-hole oil and gas drilling and extraction products and services, for $56.9 million, including acquisition costs. The acquisition extended the Company’s presence in the energy market by adding BSI’s value-added products to the Company’s current range of alloy steel products for oil and gas customers. The results of the operations of BSI were included in the Company’s Consolidated Statements of Income for the periods subsequent to the effective date of the acquisition.

Note 2 – Acquisitions and Divestitures (continued)
Pro forma results of these operations have not been presented because the effects of the acquisitions were not significant in 2010, 2009 and 2008. The initial purchase price allocation, net of cash acquired, and any subsequent purchase price adjustments for acquisitions in 2010, 2009 and 2008 are presented below.

	2010	2009	2008

Assets Acquired:
Accounts receivable	$2.6	$—	$11.4
Inventories	6.1	—	13.1
Other current assets	8.5	—	0.1
Property, plant and equipment — net	3.4	—	12.8
Goodwill	4.3	0.4	24.7
Other intangible assets	6.9	—	28.5

	$31.8	$0.4	$90.6

Liabilities Assumed:
Accounts payable and other liabilities	$8.7	$—	$4.6
Salaries, wages and benefits	0.5	—	—

	9.2	—	4.6

Net Assets Acquired	$22.6	$0.4	$86.0

Divestiture
On December 31, 2009, the Company completed the sale of the assets of its Needle Roller Bearings (NRB) operations to JTEKT Corporation (JTEKT). The Company received approximately $303.6 million in cash proceeds for these operations and retained certain receivables of approximately $26 million. The NRB operations primarily serve the automotive original-equipment market sectors and manufacture highly engineered needle roller bearings, including an extensive range of radial and thrust needle roller bearings as well as bearing assemblies and loose needles for automotive and industrial applications. The NRB operations have facilities in the United States, Canada, Europe and China. The NRB operations had 2009 sales of approximately $407 million and were previously included in the Company’s Mobile Industries, Process Industries and Aerospace and Defense reportable segments. The Mobile Industries segment accounted for approximately 80% of the 2009 sales of the NRB operations. The results of operations were reclassified as discontinued operations during the third quarter of 2009, as the NRB operations met all the criteria for discontinued operations, including assets held for sale. Previous results for 2009 and 2008 have been reclassified to conform to the presentation under discontinued operations.
During the third quarter of 2009, the net assets associated with the then pending sale of the NRB operations were reclassified to assets held for sale and adjusted for impairment and written down to their fair value of $301 million. The Company based its fair value on the expected proceeds from the sale to JTEKT. At September 30, 2009, the carrying value of the net assets of the NRB operations exceeded the expected proceeds to be realized upon completion of the sale by $33.7 million. The Company subsequently recognized an after-tax loss of $12.7 million on the sale of the NRB operations during the fourth quarter of 2009. The after-tax loss on the sale exceeded the initial estimate primarily due to revisions to estimated working capital adjustments. In 2010, the Company recognized an after-tax gain of $7.4 million primarily due to final working capital adjustments.

Note 2 – Acquisitions and Divestitures (continued)
The following results of operations for this business have been treated as discontinued operations for all periods presented.

	2010	2009	2008

Net sales	$—	$406.7	$622.8
Cost of goods sold	—	376.3	533.2

Gross profit	—	30.4	89.6
Selling, administrative and general expenses	—	59.3	67.8
Impairment and restructuring charges	—	52.6	31.6
Interest expense, net	—	0.2	0.4
Other expense, net	—	1.7	0.2

Earnings (loss) before income taxes on operations	—	(83.4)	(10.4)
Income tax benefit (expense) on operations	—	23.5	(0.9)
Gain (loss) on divestiture	11.6	(19.9)	—
Income tax (expense) benefit on disposal	(4.2)	7.2	—

Income (loss) from discontinued operations	$7.4	$(72.6)	$(11.3)

In 2009, approximately $11.6 million of accumulated foreign currency translation adjustments were recognized as part of the loss on divestiture of the NRB operations.
Note 3 – Earnings Per Share
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the years ended December 31:

	2010	2009	2008

Numerator:
Income (loss) from continuing operations attributable to The Timken Company	$267.4	$(61.4)	$279.0
Less: undistributed earnings allocated to nonvested stock	(1.2)	—	(1.9)

Income (loss) from continuing operations available to common shareholders for basic earnings per share and diluted earnings per share	$266.2	$(61.4)	$277.1

Denominator:
Weighted average number of shares outstanding — basic	96,535,273	96,135,783	95,650,104
Effect of dilutive options	980,929	—	297,539

Weighted average number of shares outstanding, assuming dilution of stock options and awards	97,516,202	96,135,783	95,947,643

Basic earnings (loss) per share from continuing operations	$2.76	$(0.64)	$2.90

Diluted earnings (loss) per share from continuing operations	$2.73	$(0.64)	$2.89

The exercise prices for certain stock options that the Company has awarded exceed the average market price of the Company’s common stock. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. The antidilutive stock options outstanding were 980,477, 4,128,421 and 1,453,512 during 2010, 2009 and 2008, respectively.

Note 4 – Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consisted of the following for the years ended December 31:

	2010	2009

Foreign currency translation adjustments	$87.0	$92.2
Pension and postretirement benefits adjustments, net of tax	(710.1)	(808.7)
Unrealized gain on marketable securities, net of tax	—	0.2
Adjustments to fair value of open foreign currency cash flow hedges, net of tax	(1.6)	(0.8)

Accumulated other comprehensive loss	$(624.7)	$(717.1)

Note 5 – Financing Arrangements
Short-term debt at December 31, 2010 and 2009 was as follows:

	2010	2009

Variable-rate lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 2.4% to 5.10% and 1.98% to 5.05% at December 31, 2010 and 2009, respectively	$22.4	$26.3

Short-term debt	$22.4	$26.3

The lines of credit for certain of the Company’s foreign subsidiaries provide for borrowings up to $294.7 million. Most of these lines of credit are uncommitted. At December 31, 2010, the Company had borrowings outstanding of $22.4 million, which reduced the availability under these facilities to $272.3 million.
The weighted average interest rate on short-term debt during the year was 4.3% in 2010, 3.7% in 2009 and 4.1% in 2008. The weighted average interest rate on short-term debt outstanding at December 31, 2010 and 2009 was 3.6% and 4.0%, respectively.
The Company has a $150 million Accounts Receivable Securitization Financing Agreement (Asset Securitization Agreement), which matures in two years. On November 10, 2010, the Company renewed its Asset Securitization Agreement for $150 million. Prior to the renewal, the Company’s Asset Securitization Agreement was $100 million. Under the terms of the Asset Securitization Agreement, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary that in turn uses the trade receivables to secure borrowings which are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the agreement are limited to certain borrowing base calculations. Any amounts outstanding under this Asset Securitization Agreement would be reported on the Company’s Consolidated Balance Sheets in short-term debt. As of December 31, 2010 and 2009, there were no outstanding borrowings under the Asset Securitization Agreement. The cost of this credit facility, which is the commercial paper rate plus program fees, is considered a financing cost and is included in interest expense in the Consolidated Statements of Income. This rate was 1.34%, 1.53% and 2.59%, at December 31, 2010, 2009 and 2008, respectively.

Note 5 – Financing Arrangements (continued)
Long-term debt at December 31, 2010 and 2009 was as follows:

	2010	2009

Fixed-rate Medium-Term Notes, Series A, due at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	$175.0	$175.0
Fixed-rate Senior Unsecured Notes, due September 15, 2014, with an interest rate of 6.0%	249.7	249.7
Variable-rate State of Ohio Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.32% at December 31, 2010)	12.2	12.2
Variable-rate State of Ohio Air Quality Development Revenue Refunding Bonds, maturing on November 1, 2025 (1.00% at December 31, 2010)	9.5	9.5
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (1.00% at December 31, 2010)	17.0	17.0
Variable-rate credit facility with US Bank for Advanced Green Components, LLC, maturing on July 17, 2011 (with interest rates ranging from 1.41% to 3.56% at December 31, 2010)	8.3	11.7
Other	19.6	11.3

	491.3	486.4
Less current maturities	9.6	17.1

Long-term debt	$481.7	$469.3

The maturities of long-term debt for the five years subsequent to December 31, 2010 are as follows: 2011 — $9.6 million; 2012 — $0.1 million; 2013 — $0.9 million; 2014 — $267.0 million; and 2015 - zero.
Interest paid was approximately $36 million in 2010, $39 million in 2009 and $46 million in 2008. This differs from interest expense due to the timing of payments and interest capitalized of approximately $0.7 million in 2010, $1.8 million in 2009 and $3.0 million in 2008.
On September 9, 2009, the Company completed a public offering of $250 million of fixed-rate 6.0% unsecured Senior Notes, due in 2014. The net proceeds from the sale were used for the repayment of the Company’s fixed-rate 5.75% unsecured Senior Notes that were due to mature in February 2010.
On July 10, 2009, the Company entered into a new $500 million Amended and Restated Credit Agreement (Senior Credit Facility). At December 31, 2010, the Company had no outstanding borrowings under its Senior Credit Facility but had letters of credit outstanding totaling $17.2 million, which reduced the availability under the Senior Credit Facility to $482.8 million. The Senior Credit Facility matures on July 10, 2012. Under the Senior Credit Facility, the Company has three financial covenants: a consolidated leverage ratio, a consolidated interest coverage ratio and a consolidated minimum tangible net worth test. At December 31, 2010, the Company was in full compliance with the covenants under the Senior Credit Facility.
Advanced Green Components, LLC (AGC) is a joint venture of the Company. The Company is the guarantor of $3.5 million of AGC’s $8.3 million credit facility with US Bank as of December 31, 2010.
Certain of the Company’s foreign subsidiaries have facilities that also provide for long-term borrowings up to $27.4 million. At December 31, 2010, the Company had borrowings outstanding of $18.2 million, which reduced the availability under these long-term facilities to $9.2 million.
The Company and its subsidiaries lease a variety of real property and equipment. Rent expense under operating leases amounted to $38.1 million, $43.5 million and $45.7 million in 2010, 2009 and 2008, respectively. At December 31, 2010, future minimum lease payments for noncancelable operating leases totaled $118.2 million and are payable as follows: 2011–$29.0 million; 2012–$23.1 million; 2013–$19.1 million; 2014–$16.0 million; 2015–$13.7 million; and $17.3 million thereafter.

Note 6 – Impairment and Restructuring Charges
Impairment and restructuring charges were comprised of the following for the years ended December 31:

	2010	2009	2008

Impairment charges	$4.7	$107.6	$20.1
Severance expense and related benefit costs	6.4	52.8	8.7
Exit costs	10.6	3.7	4.0

Total	$21.7	$164.1	$32.8

The following discussion explains the major impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the table above.
Selling and Administrative Cost Reductions
In March 2009, the Company announced the realignment of its organization to improve efficiency and reduce costs as a result of the economic downturn. During 2009, the Company recorded $10.7 million of severance and related benefit costs related to this initiative to eliminate approximately 280 positions. Of the $10.7 million charge for 2009, $4.5 million related to the Mobile Industries segment, $2.0 million related to the Process Industries segment, $1.6 million related to the Steel segment, $0.6 million related to the Aerospace and Defense segment and $2.0 million related to Corporate positions. Overall, the Company eliminated approximately 500 sales and administrative positions in 2009.
Manufacturing Workforce Reductions
During 2010, the Company recorded $5.0 million in severance and related benefit costs to eliminate approximately 200 positions to properly align its business as a result of the downturn in the economy and expected market demand. Of the $5.0 million charge for 2010, $2.0 million related to the Aerospace and Defense segment, $1.6 million related to the Process Industries segment and $1.4 million related to the Mobile Industries segment. In addition, the Company recorded $1.8 million of exit costs in 2010 related to these reductions and costs associated with the consolidation of warehouses. During 2009, the Company recorded $32.2 million in severance and related benefit costs, including a curtailment of pension benefits of $0.9 million, to eliminate approximately 3,000 manufacturing positions to properly align its business as a result of the current downturn in the economy and expected market demand. Of the $32.2 million charge, $21.5 million related to the Mobile Industries segment, $6.5 million related to the Process Industries segment, $2.5 million related to the Aerospace and Defense segment and $1.7 million related to the Steel segment.
2008 Workforce Reductions
In December 2008, the Company recorded $4.2 million in severance and related benefit costs to eliminate approximately 110 manufacturing and sales and administrative employees as a result of the downturn in the economy that the Company began to experience. Of the $4.2 million charge, $2.0 million related to the Mobile Industries segment, $0.8 million related to the Process Industries segment, $1.1 million related to the Steel segment and $0.3 million related to Corporate positions.
Bearings and Power Transmission Reorganization
During the first quarter of 2008, the Company began to operate under two major business groups: the Steel Group and the Bearings and Power Transmission Group. The Bearings and Power Transmission Group is composed of three reportable segments: Mobile Industries, Process Industries and Aerospace and Defense. These organizational changes enabled the Company to streamline operations and eliminate redundancies. As a result of these actions, the Company recorded $2.5 million during the year ended December 31, 2008 of severance and related benefit costs related to this initiative. The severance charge of $2.5 million was attributable to 76 employees and primarily related to the Mobile Industries segment.
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

Note 6 – Impairment and Restructuring Charges (continued)
Mobile Industries
In March 2007, the Company announced the closure of its manufacturing facility in Sao Paulo, Brazil. The Company completed the closure of this manufacturing facility on March 31, 2010. Pretax costs associated with the closure are expected to be approximately $40 million, which includes restructuring costs and rationalization costs recorded in cost of products sold and selling, general and administrative expenses. The expected costs increased from $30 million to $40 million due to higher site remediation costs. Mobile Industries has incurred cumulative pretax costs of approximately $34.0 million as of December 31, 2010 related to this closure. In 2010, 2009 and 2008, the Company recorded $1.3 million, $5.2 million and $2.2 million, respectively, of severance and related benefit costs and $4.4 million, $1.7 million and $0.8 million, respectively, of exit costs associated with the closure of this facility. In 2010, the Company also recorded impairment charges of $1.1 million associated with this closure. In 2010 and 2008, $4.4 million and $0.8 million, respectively, of the exit costs recorded related to environmental exit costs. The impairment charges were recorded as a result of the carrying value of certain machinery and equipment exceeding their expected future cash flows.
In 2009, the Company recorded impairment charges of $71.7 million for certain fixed assets in the United States, Canada, France and China related to several automotive product lines. The Company reviewed these assets for impairment during the fourth quarter due to declining sales and as a result of the Company’s initiative to exit programs where adequate returns could not be obtained through pricing initiatives. Incorporating this information into its annual long-term forecasting process, the Company determined the undiscounted projected future cash flows for these product lines could not support the carrying value of these asset groups. The Company then arrived at fair value by either valuing the assets in use where the assets were still producing product or in exchange where the assets had been idled. See Note 15 — Fair Value for further discussion of how the Company arrived at fair value.
The Company recorded an impairment charge of $48.8 million in 2008, representing the write-off of goodwill associated with the Mobile Industries segment. Of the $48.8 million impairment charge, $30.4 million was reclassified to discontinued operations. The Company is required to review goodwill and indefinite-lived intangibles for impairment annually. The Company performed this annual test during the fourth quarter of 2008 using an income approach (discounted cash flow model) and a market approach. As a result of the economic downturn that began in the second half of 2008, management’s forecasts of earnings and cash flow had declined significantly. The Company utilized these forecasts for the income approach as part of the goodwill impairment review. As a result of the lower earnings and cash flow forecasts, the Company determined that the Mobile Industries segment could not support the carrying value of its goodwill. Refer to Note 8 — Goodwill and Other Intangible Assets for additional discussion.
In addition to the above charges, the Company recorded $3.1 million of environmental exit costs in 2010 at the site of its former plant in Columbus, Ohio.
Process Industries
In May 2004, the Company announced plans to rationalize its three bearing plants in Canton, Ohio within the Process Industries segment. In 2009, the Company closed two of the three bearing plants. The Company expects to incur pretax costs of $70 million to $80 million (including pretax cash costs of approximately $40 million) associated with these rationalization plans.
In 2010, the Company recorded $1.0 million of exit costs primarily for demolition costs as a result of Process Industries’ rationalization plans. In 2009, the Company recorded impairment charges of $27.7 million, exit costs of $1.6 million and severance and related benefits of $0.6 million related to these rationalization plans. The significant impairment charge was recorded during the second quarter of 2009 as a result of the rapid deterioration of the market sectors served by one of the rationalized plants resulting in the carrying value of the fixed assets for this plant exceeding their projected undiscounted future cash flows. The fair value was determined based on market comparisons to similar assets. In 2008, the Company recorded exit costs of $1.8 million related to these rationalization plans. The Process Industries segment has incurred cumulative pretax costs of approximately $71.2 million as of December 31, 2010 for these plans, including rationalization costs recorded in cost of products sold and selling, general and administrative expenses. See Note 15 — Fair Value for further discussion of how the Company arrived at fair value.
In October 2009, the Company announced the consolidation of its distribution centers in Bucyrus, Ohio and Spartanburg, South Carolina into a leased facility near the existing Spartanburg location. The consolidation of the Company’s distribution centers reflects that nearly 90% of all manufactured product inbound to the Company’s distribution centers originates in the southeastern United States, and the new location will significantly reduce the average number of miles required to ship goods and inventory throughout the supply chain. The closure of the Bucyrus Distribution Center will eliminate approximately 260 positions. Pretax costs associated with this initiative are expected to be approximately $5 million to $10 million by the end of 2011. During 2009, the Company recorded $4.5 million of severance and related benefit costs related to this closure. During 2010, the Company reduced its accruals for severance and related benefits by $0.7 million.

Note 6 – Impairment and Restructuring Charges (continued)
Aerospace and Defense
In 2010, the Company recorded fixed asset impairment charges of $2.0 million at its location in Mesa, Arizona. The impairment charges were recorded as a result of the carrying value of certain machinery and equipment exceeding their expected future cash flows.
Impairment and restructuring charges by segment were as follows:
Year ended December 31, 2010:

	Mobile	Process	Aerospace
	Industries	Industries	& Defense	Steel	Corporate	Total

Impairment charges	$2.1	$0.6	$2.0	$—	$—	$4.7
Severance expense and related benefit costs	2.6	1.3	2.0	(0.1)	0.6	6.4
Exit costs	8.7	1.3	0.6	—	—	10.6

Total	$13.4	$3.2	$4.6	$(0.1)	$0.6	$21.7

Year ended December 31, 2009:

	Mobile	Process	Aerospace
	Industries	Industries	& Defense	Steel	Corporate	Total

Impairment charges	$75.2	$30.4	$2.0	$—	$—	$107.6
Severance expense and related benefit costs	31.1	13.3	3.0	3.3	2.1	52.8
Exit costs	2.1	1.6	—	—	—	3.7

Total	$108.4	$45.3	$5.0	$3.3	$2.1	$164.1

Year ended December 31, 2008:

	Mobile	Process	Aerospace
	Industries	Industries	& Defense	Steel	Corporate	Total

Impairment charges	$18.8	$1.3	$—	$—	$—	$20.1
Severance expense and related benefit costs	6.7	0.6	—	1.1	0.3	8.7
Exit costs	1.7	1.9	—	0.4	—	4.0

Total	$27.2	$3.8	$—	$1.5	$0.3	$32.8

The rollforward of the restructuring accrual was as follows for the years ended December 31:

	2010	2009

Beginning balance, January 1	$34.0	$17.0
Expense	17.0	55.6
Payments	(28.9)	(38.6)

Ending balance, December 31	$22.1	$34.0

The restructuring accrual at December 31, 2010 and 2009 was included in other liabilities on the Consolidated Balance Sheets. The accrual at December 31, 2010 included $8.4 million of severance and related benefits, which is expected to be paid by the end of 2011. The remainder of the balance primarily represented environmental exit costs. The restructuring accrual at December 31, 2009 excluded costs related to the curtailment of pension benefit plans of $0.9 million.

Note 7 – Contingencies
The Company and certain of its U.S. subsidiaries have been designated as potentially responsible parties by the U.S. Environmental Protection Agency for site investigation and remediation under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund) with respect to certain sites. The claims for remediation have been asserted against numerous other entities, which are believed to be financially solvent and are expected to fulfill their proportionate share of the obligation. As of December 31, 2010, the Company had an accrual of $14.2 million for environmental matters, which are probable and reasonably estimable. This accrual is recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties. Approximately $12.2 million of the $14.2 million is included in the rollforward of the restructuring accrual as of December 31, 2010 discussed in Note 6 – Impairment and Restructuring Charges.
In addition, the Company is subject to various lawsuits, claims and proceedings, which arise in the ordinary course of its business. The Company accrues costs associated with legal and non-income tax matters when they become probable and reasonably estimable. Accruals are established based on the estimated undiscounted cash flows to settle the obligations and are not reduced by any potential recoveries from insurance or other indemnification claims. Management believes that any ultimate liability with respect to these actions, in excess of amounts provided, will not materially affect the Company’s Consolidated Financial Statements.
The Company is also the guarantor of debt for AGC, an equity investment of the Company. The Company guarantees $3.5 million of AGC’s outstanding long-term debt of $8.3 million with US Bank. In case of default by AGC, the Company has agreed to pay the outstanding balance, pursuant to the guarantee, due as of the date of default. The debt matures on July 17, 2011.
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
The following is a rollforward of the warranty reserves for 2010 and 2009:

	2010	2009

Beginning balance, January 1	$5.4	$13.5
Expense	6.0	4.7
Payments	(3.4)	(12.8)

Ending balance, December 31	$8.0	$5.4

The product warranty accrual for 2010 and 2009 was included in other liabilities on the Consolidated Balance Sheets.
Note 8 – Goodwill and Other Intangible Assets
The Company tests goodwill and indefinite-lived intangible assets for impairment at least annually. The Company performs its annual impairment test on the first day of the fourth quarter after the annual forecasting process is completed. Furthermore, goodwill and indefinite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Each interim period, management of the Company assesses whether or not an indicator of impairment is present that would necessitate that a goodwill impairment analysis be performed in an interim period other than during the fourth quarter.
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

Note 8 – Goodwill and Other Intangible Assets (continued)
In 2010 and 2009, no goodwill impairment loss was recorded. In 2008, as a result of the lower earnings and cash flow forecasts, the Company determined that the Mobile Industries segment could not support the carrying value of its goodwill. As a result, the Company recorded a pretax impairment loss of $48.8 million. Of the $48.8 million, $30.4 million was classified as discontinued operations. The remaining $18.4 million was reported in impairment and restructuring charges in the Consolidated Statement of Income at December 31, 2008.
Changes in the carrying value of goodwill were as follows:
Year ended December 31, 2010:

	Beginning				Ending
	Balance	Acquisitions	Impairment	Other	Balance

Segment:
Process Industries	$49.5	$1.8	$—	$(1.3)	$50.0
Aerospace and Defense	162.6	—	—	(0.3)	162.3
Steel	9.6	2.5	—	—	12.1

Total	$221.7	$4.3	$—	$(1.6)	$224.4

The change related to acquisitions reflects the purchase price allocation for the QM Bearings acquisition completed on September 21, 2010 and the preliminary purchase price allocation for the City Scrap acquisition completed on December 31, 2010. The Company expects to complete the preliminary purchase price allocation for City Scrap during the first half of 2011. “Other” for 2010 primarily included foreign currency translation adjustments.
Year ended December 31, 2009:

	Beginning				Ending
	Balance	Acquisitions	Impairment	Other	Balance

Segment:
Process Industries	$49.8	$—	$—	$(0.3)	$49.5
Aerospace and Defense	162.0	0.3	—	0.3	162.6
Steel	9.6	—	—	—	9.6

Total	$221.4	$0.3	$—	$—	$221.7

“Other” for 2009 primarily included foreign currency translation adjustments.

Note 8 – Goodwill and Other Intangible Assets (continued)
The following table displays intangible assets as of December 31:

	2010			2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangible assets subject to amortization:

Customer relationships	$82.0	$18.6	$63.4	$79.1	$14.3	$64.8
Engineering drawings	2.0	2.0	—	2.0	2.0	—
Know-how	2.1	1.0	1.1	2.1	0.9	1.2
Industrial license agreements	0.2	0.1	0.1	—	—	—
Land-use rights	8.2	3.3	4.9	7.9	3.0	4.9
Patents	4.4	3.3	1.1	4.4	2.9	1.5
Technology use	39.0	6.3	32.7	35.6	4.2	31.4
Trademarks	6.0	5.0	1.0	6.0	4.7	1.3
PMA licenses	8.8	2.7	6.1	8.8	2.2	6.6
Non-compete agreements	2.7	1.9	0.8	2.7	1.2	1.5
Unpatented technology	7.6	6.0	1.6	7.6	5.3	2.3

	$163.0	$50.2	$112.8	$156.2	$40.7	$115.5

Intangible assets not subject to amortization:
Goodwill	$224.4	$—	$224.4	$221.7	$—	$221.7
Tradename	2.0	—	2.0	1.4	—	1.4
Industrial license agreements	0.2	—	0.2	1.0	—	1.0
FAA air agency certificates	14.2	—	14.2	14.2	—	14.2

	$240.8	$—	$240.8	$238.3	$—	$238.3

Total intangible assets	$403.8	$50.2	$353.6	$394.5	$40.7	$353.8

Intangible assets subject to amortization are amortized on a straight-line method over their legal or estimated useful lives, with useful lives ranging from two years to 20 years. Intangibles assets subject to amortization acquired in 2010 were assigned useful lives of 10 to 17 years and had a weighted average amortization period of 15.8 years.
Amortization expense for intangible assets was $9.4 million, $12.8 million and $14.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. Amortization expense for intangible assets is estimated to be approximately $9.5 million in 2011; $9.1 million in 2012; $7.6 million in 2013; $7.4 million in 2014 and $7.4 million in 2015.
Note 9 – Stock Compensation Plans
Under the Company’s long-term incentive plan, shares of common stock have been made available to grant, at the discretion of the Compensation Committee of the Board of Directors, to officers and key employees in the form of stock option awards. Stock option awards typically have a ten-year term and generally vest in 25% increments annually beginning on the first anniversary of the date of grant. In addition to stock option awards, the Company has granted restricted shares under the long-term incentive plan. Restricted shares typically vest in 25% increments annually beginning on the first year anniversary of the date of grant and are expensed over the vesting period.
During 2010, 2009 and 2008, the Company recognized stock-based compensation expense of $8.9 million ($5.6 million after-tax or $0.06 diluted share), $7.0 million ($4.5 million after-tax or $0.05 diluted share) and $6.0 million ($3.8 million after-tax or $0.04 diluted share), respectively, for stock option awards.

Note 9 – Stock Compensation Plans (continued)
The fair value of significant stock option awards granted during 2010, 2009 and 2008 was estimated at the date of grant using a Black-Scholes option-pricing method with the following assumptions:

	2010	2009	2008

Weighted average fair value per option	$9.04	$4.44	$9.89
Risk-free interest rate	2.65%	2.04%	3.68%
Dividend yield	1.81%	2.65%	2.08%
Expected stock volatility	0.470	0.430	0.351
Expected life — years	6	6	6

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
A summary of option activity for the year ended December 31, 2010 is presented below:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Term	(millions)

Outstanding — beginning of year	5,348,272	$24.37
Granted	1,183,940	22.67
Exercised	(2,114,048)	24.64
Canceled or expired	(217,268)	22.34

Outstanding — end of year	4,200,896	$23.86	7 years	$100.3

Options exercisable	1,786,693	$26.72	5 years	$37.5

The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $25.7 million, $0.3 million and $10.6 million, respectively. Net cash proceeds from the exercise of stock options were $44.6 million, $0.8 million and $12.4 million, respectively. Income tax benefits were $5.7 million, $0.1 million and $3.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.
A summary of restricted share activity for the year ended December 31, 2010 is as follows:

		Weighted
	Number of	Average Grant
	Shares	Date Fair Value

Outstanding — beginning of year	768,524	$23.80
Granted	400,980	23.59
Vested	(372,942)	27.26
Canceled or expired	(114,996)	17.18

Outstanding — end of year	681,566	$22.90

Note 9 – Stock Compensation Plans (continued)
The Company offers a performance unit component under its long-term incentive plan to certain employees in which awards are earned based on Company performance measured by two metrics over a three-year performance period. The Compensation Committee of the Board of Directors can elect to make payments that become due in the form of cash or shares of the Company’s common stock. A total of 69,440, 47,083 and 51,225 performance units were granted in 2010, 2009 and 2008, respectively. Performance units granted, if fully earned, would represent 690,238 shares of the Company’s common stock at December 31, 2010. Since the inception of the plan, 103,686 performance units were canceled. Each performance unit has a cash value of $100.
As of December 31, 2010, a total of 681,566 deferred shares, deferred dividend credits and restricted shares have been awarded and are not vested. The Company distributed 372,942, 388,076 and 371,925 shares in 2010, 2009 and 2008, respectively, due to the vesting of these awards. The shares awarded in 2010, 2009 and 2008 totaled 400,980, 372,398 and 306,434, respectively. The Company recognized compensation expense of $8.0 million, $7.9 million and $10.8 million, for the years ended December 31, 2010, 2009 and 2008, respectively, relating to restricted shares and deferred shares.
As of December 31, 2010, the Company had unrecognized compensation expense of $23.0 million related to stock option awards, restricted shares and deferred shares. The unrecognized compensation expense is expected to be recognized over a total weighted average period of two years. The number of shares available for future grants for all plans at December 31, 2010 was 3,421,787.
Note 10 – Research and Development
The Company performs research and development under Company-funded programs and under contracts with the federal government and others. Expenditures committed to research and development amounted to $49.9 million, $50 million and $64.1 million in 2010, 2009 and 2008, respectively. Of these amounts, $1.6 million, $1.7 million and $5.1 million respectively, were funded by others. Expenditures may fluctuate from year to year depending on special projects and needs.
Note 11 – Equity Investments
Investments accounted for under the equity method were approximately $9.4 million and $9.5 million at December 31, 2010 and 2009, respectively. Approximately $6.8 million of the $9.4 million at December 31, 2010 was classified as assets held for sale and was reported in other current assets. The remaining balance was reported in other non-current assets on the Consolidated Balance Sheets.
Equity investments are reviewed for impairment when circumstances (such as lower-than-expected financial performance or change in strategic direction) indicate that the carrying value of the investment may not be recoverable. If impairment does exist, the equity investment is written down to its fair value with a corresponding charge to the Consolidated Statements of Income. During 2010 and 2008, no impairment charges were recorded related to the Company’s equity investments. During 2009, the Company recorded impairment charges on its investments in International Components Supply LTDA and Endorsia.com International AB of $4.7 million and $1.4 million, respectively. See Note 15 – Fair Value for further discussion of how the Company arrived at fair value.
Advanced Green Components
During 2002, the Company’s Automotive Group formed a joint venture, AGC, with Sanyo Special Steel Co., Ltd. (Sanyo) and Showa Seiko Co., Ltd. (Showa). AGC is engaged in the business of converting steel to machined rings for tapered bearings and other related products. During the third quarter of 2006, AGC refinanced its long-term debt and the Company guaranteed half of the balance at that time. The Company currently guarantees $3.5 million of this obligation. The Company concluded that AGC was a variable interest entity and that the Company was the primary beneficiary. Therefore, the Company consolidated AGC, effective September 30, 2006. At December 31, 2010, the net assets (liabilities) of AGC were $(1.3) million, primarily consisting of the following: inventory of $3.1 million; property, plant and equipment of $12.7 million; short-term and long-term debt of $9.4 million; and other non-current liabilities of $7.4 million. All of AGC’s assets are collateral for its obligations. Except for AGC’s indebtedness for which the Company is a guarantor, AGC’s creditors have no recourse to the general credit of the Company.
The Company has no other variable interest entities, other than AGC, for which it is a primary beneficiary.

Note 12 – Retirement and Postretirement Benefit Plans
The Company sponsors defined contribution retirement and savings plans covering substantially all employees in the United States and employees at certain non-U.S. locations. The Company has contributed Timken common stock to certain of these plans based on formulas established in the respective plan agreements. At December 31, 2010, the plans held 7,521,634 shares of the Company’s common stock with a fair value of $359.0 million. Company contributions to the plans, including performance sharing, were $21.1 million in 2010, $19.3 million in 2009 and $28.5 million in 2008. The Company paid dividends totaling $4.6 million in 2010, $5.1 million in 2009 and $7.1 million in 2008 to plans holding shares of the Company’s common stock.
The Company and its subsidiaries sponsor a number of defined benefit pension plans, which cover eligible employees, including certain employees in foreign countries. These plans are generally noncontributory. Pension benefits earned are generally based on years of service and compensation during active employment. The cash contributions for the Company’s defined benefit pension plans were $230.0 million and $62.6 million in 2010 and 2009, respectively.
The Company and its subsidiaries also sponsor several funded and unfunded postretirement plans that provide health care and life insurance benefits for eligible retirees and dependents. Depending on retirement date and employee classification, certain health care plans contain contribution and cost-sharing features such as deductibles and coinsurance. The remaining health care and life insurance plans are noncontributory.
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
The following tables summarize the net periodic benefit cost information and the related assumptions used to measure the net period benefit cost for the years ended December 31:

	Defined Benefit Pension Plans			Postretirement Benefit Plans
	2010	2009	2008	2010	2009	2008

Components of net periodic benefit cost
Service cost	$32.7	$39.7	$36.7	$2.1	$2.6	$3.1
Interest cost	157.9	158.9	161.4	35.6	39.5	41.3
Expected return on plan assets	(199.5)	(192.9)	(200.9)	—	—	—
Amortization of prior service cost (credit)	9.5	11.3	12.6	(1.5)	(2.2)	(2.1)
Amortization of net actuarial loss	51.9	35.8	29.6	4.0	3.7	5.6
Pension curtailments and settlements	0.4	3.0	0.3	—	—	—
Amortization of transition asset	—	(0.1)	(0.1)	—	—	—

Net periodic benefit cost	$52.9	$55.7	$39.6	$40.2	$43.6	$47.9

Assumptions
U.S. Plans:
Discount rate	6.0%	6.3%	6.3%	5.75%	6.3%	6.3%
Future compensation assumption	2% to 3%	1.5% to 3%	3% to 4%
Expected long-term return on plan assets	8.75%	8.75%	8.75%
International Plans:
Discount rate	5.25% to 8.5%	5.75% to 9%	5.25% to 8.49%
Future compensation assumption	2.66% to 6.12%	2.75% to 6.31%	2.75% to 5.19%
Expected long-term return on plan assets	4.25% to 9.5%	4.5% to 9.2%	4.5% to 8.68%

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
Effective December 31, 2009, the Company sold its NRB operations. As part of the sale, JTEKT assumed responsibility for the pension obligations with respect to current employees, as well as certain retired employees. The net periodic benefit cost related to these obligations included $2.6 million and $2.8 million in 2009 and 2008, respectively, related to the NRB operations and has been classified as discontinued operations. In addition, the Company recognized a total settlement of $17.6 million in 2009 as a result of JTEKT assuming responsibility for certain pension obligations.
For expense purposes in 2010, the Company applied a discount rate of 6.00% to its U.S. defined benefit pension plans and 5.75% for the postretirement welfare plans. For expense purposes, in 2011 the Company will apply a discount rate of 5.75% to its U.S. defined benefit pension plans and 5.50% for the postretirement welfare plans. A 0.25 percentage point reduction in the discount rate would increase pension expense by approximately $4.6 million for the defined benefit pension plans and $0.5 million for the postretirement benefit plans for 2011.
For expense purposes in 2010, the Company applied an expected rate of return of 8.75% for the Company’s U.S. pension plan assets. For expense purposes in 2011, the Company will apply an expected rate of return on plan assets of 8.5%. A 0.25 percentage point reduction in the expected rate of return would increase pension expense by approximately $5.7 million for 2011. In addition, at the end of 2010 the Company established a Voluntary Employee Benefit Association (VEBA) for certain bargained associates’ retiree medical benefits. Beginning in 2011, the Company will apply an expected rate of return of 5.00% to the VEBA assets for expense purposes. The expected return will decrease expense for postretirement benefits by approximately $2.7 million in 2011.
The following tables set forth the change in benefit obligation, change in plan assets, funded status and amounts recognized on the Consolidated Balance Sheet of the defined benefit pension and postretirement benefits as of December 31, 2010 and 2009:

	Defined Benefit		Postretirement
	Pension Plans		Benefit Plans
	2010	2009	2010	2009

Change in benefit obligation
Benefit obligation at beginning of year	$2,767.6	$2,600.9	$662.7	$671.1
Service cost	32.7	39.7	2.1	2.6
Interest cost	157.9	158.9	35.6	39.5
Amendments	1.0	5.4	1.7	(0.4)
Actuarial losses (gains)	60.5	120.8	(5.2)	8.5
Associate contributions	0.2	0.3	—	—
International plan exchange rate change	(11.4)	33.0	0.1	0.6
Divestitures	(5.5)	(17.6)	—	—
Curtailment gain	—	—	—	(6.7)
Benefits paid	(186.7)	(171.0)	(53.0)	(52.5)
Settlements	—	(2.8)	—	—

Benefit obligation at end of year	$2,816.3	$2,767.6	$644.0	$662.7

Note 12 – Retirement and Postretirement Benefit Plans (continued)

	Defined Benefit		Postretirement
	Pension Plans		Benefit Plans
	2010	2009	2010	2009

Change in plan assets
Fair value of plan assets at beginning of year	$2,079.8	$1,757.8	$—	$—
Actual return on plan assets	311.4	402.9	—	—
Associate contributions	0.2	0.3	—	—
Company contributions / payments	230.0	62.6	107.0	52.5
International plan exchange rate change	(5.7)	27.2	—	—
Divesitures	(6.0)	—	—	—
Benefits paid	(186.7)	(171.0)	(53.0)	(52.5)

Fair value of plan assets at end of year	$2,423.0	$2,079.8	$54.0	$—

Funded status at end of year	$(393.3)	$(687.8)	$(590.0)	$(662.7)

Amounts recognized on the Consolidated Balance Sheets
Non-current assets	$6.9	$8.7	$—	$—
Current liabilities	(5.7)	(5.6)	(58.8)	(58.5)
Non-current liabilities	(394.5)	(690.9)	(531.2)	(604.2)

	$(393.3)	$(687.8)	$(590.0)	$(662.7)

Amounts recognized in accumulated other comprehensive income
Net actuarial loss	$966.8	$1,072.3	$104.1	$113.5
Net prior service cost	32.3	41.4	6.3	3.1

Accumulated other comprehensive income	$999.1	$1,113.7	$110.4	$116.6

Changes in plan assets and benefit obligations recognized in accumulated other comprehensive income (AOCI)
AOCI at beginning of year	$1,113.7	$1,240.2	$116.6	$116.7
Net actuarial (gain) loss	(51.1)	(90.7)	(5.4)	1.8
Prior service cost (credit)	0.6	1.3	1.7	(0.4)
Recognized transition asset	—	0.1	—	—
Recognized net actuarial loss	(51.9)	(35.8)	(4.0)	(3.7)
Recognized prior service (cost) credit	(9.5)	(11.3)	1.5	2.2
Foreign currency impact	(2.7)	9.9	—	—

Total recognized in accumulated other comprehensive income at December 31	$999.1	$1,113.7	$110.4	$116.6

Note 12 – Retirement and Postretirement Benefit Plans (continued)
The presentation in the above tables for amounts recognized in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets is before the effect of income taxes.
The following table summarizes assumptions used to measure the benefit obligation for the defined benefit pension and postretirement benefit plans at December 31:

	Defined Benefit Pension Plans		Postretirement Benefit Plans
	2010	2009	2010	2009

Assumptions
U.S. Plans:
Discount rate	5.75%	6.0%	5.5%	5.75%
Future compensation assumption	2% to 3%	1.5% to 3%
International Plans:
Discount rate	4.75% to 9%	5.25% to 8.5%
Future compensation assumption	2.5% to 8.84%	2.66% to 6.12% %

Defined benefit pension plans in the United States represent 86% of the benefit obligation and 87% of the fair value of plan assets as of December 31, 2010.
Certain of the Company’s defined benefit pension plans are overfunded as of December 31, 2010. As a result, $6.9 million and $8.7 million at December 31, 2010 and 2009, respectively, are included in other non-current assets on the Consolidated Balance Sheets. The current portion of accrued pension cost, which is included in salaries, wages and benefits on the Consolidated Balance Sheets, was $5.7 million and $5.6 million at December 31, 2010 and 2009, respectively. The current portion of accrued postretirement benefit cost, which is included in salaries, wages and benefits on the Consolidated Balance Sheets, was $58.8 million and $58.5 million at December 31, 2010 and 2009, respectively. In 2010, the current portion of accrued pension cost and accrued postretirement benefit cost relates to unfunded plans and represents the actuarial present value of expected payments related to the plans to be made over the next 12 months.
The accumulated benefit obligations at December 31, 2010 exceeded the market value of plan assets for the majority of the Company’s pension plans. For these plans, the projected benefit obligation was $2.8 billion, the accumulated benefit obligation was $2.7 billion and the fair value of plan assets was $2.3 billion at December 31, 2010.
Due to significant increases in the global capital markets in 2010, investment performance increased the value of the Company’s pension assets by 15%.
As of December 31, 2010 and 2009, the Company’s defined benefit pension plans did not hold a material amount of shares of the Company’s common stock.
The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $59.7 million and $9.4 million, respectively.
The estimated net loss and prior service credit for the postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $4.7 million and $(0.3) million, respectively.
For measurement purposes, the Company assumed a weighted average annual rate of increase in the per capita cost (health care cost trend rate) for medical benefits of 9.2% for 2011, declining gradually to 5.0% in 2078 and thereafter; and 10.5% for 2011, declining gradually to 5.0% in 2078 and thereafter for prescription drug benefits and HMO benefits.
The assumed health care cost trend rate may have a significant effect on the amounts reported. A one percentage point increase in the assumed health care cost trend rate would increase the 2010 total service and interest cost components by $1.0 million and would increase the postretirement benefit obligation by $17.9 million. A one percentage point decrease would provide corresponding reductions of $0.9 million and $16.2 million, respectively.

Note 12 – Retirement and Postretirement Benefit Plans (continued)
The Patient Protection and Affordable Care Act (PPACA) was enacted on March 23, 2010. PPACA consists of a broad range of provisions that may impact future plan design and administrative cost. The Company’s actuary determined the impact PPACA has on the accumulated postretirement benefit obligation, to the extent measurable. The effect of PPACA resulted in an increase in the reported postretirement benefit obligation of approximately $3.5 million. The net periodic postretirement benefit cost for 2010 was not impacted by PPACA. It has been estimated that the 2011 net periodic postretirement benefit cost will increase by approximately $0.6 million to reflect the impact of PPACA.
The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) was signed into law on December 8, 2003. The Medicare Act provides for prescription drug benefits under Medicare Part D and contains a subsidy to plan sponsors who provide “actuarially equivalent” prescription plans. The Company’s actuary determined that the prescription drug benefit provided by the Company’s postretirement plan is considered to be actuarially equivalent to the benefit provided under the Medicare Act. In accordance with Accounting Standards Codification (ASC) 715, “Compensation — Retirement Benefits,” all measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes reflect the effects of the Medicare Act on the plan for the entire fiscal year.
The effect on the accumulated postretirement benefit obligation attributed to past service cost as of December 31, 2010 was a reduction of $7.6 million and the effect on the amortization of actuarial losses, service cost and interest cost components of net periodic benefit cost was a reduction of $2.3 million for 2010. The 2010 expected subsidy was $3.3 million, of which $1.8 million was received prior to December 31, 2010.
Plan Assets:
The Company’s target allocation for U.S. pension plan assets, as well as the actual pension plan asset allocations as of December 31, 2010 and 2009 were as follows:

		Percentage of Pension Plan Assets at
	Current Target	December 31,
Asset Category	Allocation	2010	2009

Equity securities	55% to 65%	59%	61%
Debt securities	35% to 45%	41%	39%

Total	100%	100%	100%

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

Note 12 – Retirement and Postretirement Benefit Plans (continued)
The following table presents the fair value hierarchy for those investments of the Company’s pension assets measured at fair value on a recurring basis as of December 31, 2010:
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The FASB provides accounting rules that classify the inputs used to measure fair value into the following hierarchy:

Level 1	—	Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2	—	Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.
Level 3	—	Unobservable inputs for the asset or liability.

	Total	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$61.9	$61.9	$—	$—
Government and agency securities	155.5	129.2	26.3	—
Corporate bonds	470.7	—	470.7	—
Equity securities	845.4	845.4	—	—
Asset backed securities	21.8	—	21.8	—
Common collective funds — equities	483.7	—	464.5	19.2
Common collective funds — fixed income	317.4	—	317.4	—
Common collective funds — other	25.1	—	25.1	—
Limited partnerships	94.8	—	—	94.8
Other assets	0.7	0.7	—	—

Total Assets	$2,477.0	$1,037.2	$1,325.8	$114.0

Included in cash and cash equivalents in the table above is the $54 million contribution made to the VEBA trust.
The table below sets forth a summary of changes in the fair value of the Plan’s level 3 assets for the year ended December 31, 2010:

Limited Partnerships and Equities:
Balance, beginning of year	$106.8
Purchases and sales, net	4.0
Realized/unrealized loss, net	3.2

$114.0

Cash and cash equivalents are valued at redemption value. Government and agency securities are valued at the closing price reported in the active market on which the individual securities are traded. Certain corporate bonds are valued at the closing price reported in the active market in which the bond is traded. Bonds are not traded on a daily basis and there are multiple pricing services that provide input for closing price valuations. Equity securities (both common and preferred stock) are valued at the closing price reported in the active market in which the individual security is traded. Common collective funds and asset-backed securities are valued based on quoted prices for similar assets in active markets. When such prices are unavailable, the Trustee determines a valuation from the market maker dealing in the particular security. The value of limited partnerships is based upon the general partner’s own assumptions about the assumptions a market participant would use in pricing the assets and liabilities of the partnership.

Note 12 – Retirement and Postretirement Benefit Plans (continued)
On February 12, 2009, the Company was informed of alleged irregularities in the operation of an equity-related investment in its defined benefit pension plans. A court-appointed receiver is now in control of the investment firm and is conducting an ongoing investigation into the matter. In the fourth quarter of 2009, the Company reduced the value of this investment to its net realizable value of $19.3 million (the original investment was $50 million), reflecting the receiver’s preliminary findings. The net realizable value of this investment may be more or less than estimated. However, the Company believes this investment is properly valued at December 31, 2010. In July 2010, the Company received $20 million of insurance proceeds related to the loss. The insurance proceeds were sent to the pension trust and redeployed into other assets within defined benefit pension plans.
Cash Flows:

Employer Contributions to Defined Benefit Plans

2009	$62.6
2010	230.0
2011 (planned)	120.0

Future benefit payments are expected to be as follows:

		Postretirement Benefits
			Expected	Net Including
			Medicare	Medicare
Benefit Payments	Pension Benefits	Gross	Subsidies	Subsidies

2011	$177.4	$63.1	$2.7	$60.4
2012	182.4	62.9	3.0	59.9
2013	184.9	62.3	3.2	59.1
2014	184.5	61.2	3.3	57.9
2015	186.9	59.5	2.7	56.8
2016-2020	984.7	268.8	11.7	257.1

The pension accumulated benefit obligation was $2.8 billion and $2.7 billion at December 31, 2010 and 2009, respectively.
Note 13 – Segment Information
Description of types of products and services from which each reportable segment derives its revenues
The Company’s reportable segments are business units that target different industry segments. Each reportable segment is managed separately because of the need to specifically address customer needs in these different industries.
The Mobile Industries segment includes global sales of bearings, power transmission components and other products and services (other than steel) to a diverse customer base, including original equipment manufacturers and their suppliers of passenger cars, light trucks, medium to heavy-duty trucks, rail cars, locomotives, agricultural, construction and mining equipment. The Mobile Industries segment also includes aftermarket distribution operations for automotive applications.
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

Note 13 – Segment Information (continued)
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
Measurement of segment profit or loss and segment assets
The Company evaluates performance and allocates resources based on return on capital and profitable growth. The primary measurement used by management to measure the financial performance of each segment is “adjusted EBIT” (earnings before interest and taxes, excluding the effects of amounts related to certain items that management considers not representative of ongoing operations such as impairment and restructuring charges, manufacturing rationalization and integration costs, one-time gains and losses on disposal of non-strategic assets, allocated receipts or payments made under the U.S. Continued Dumping and Subsidy Offset Act (CDSOA), gains and losses on the dissolution of a subsidiary, acquisition-related currency exchange gains, and other items similar in nature). Beginning in 2011, the primary measurement used by management to measure the financial performance of each segment will be EBIT (earnings before interest and taxes, including the effects of amounts related to certain items that management considers not representative of ongoing operations such as impairment and restructuring charges, manufacturing rationalization and integration costs, one-time gains and losses on disposal of non-strategic assets, allocated receipts or payments made under the CDSOA, gains and losses on the dissolution of a subsidiary, acquisition-related currency exchange gains, and other items similar in nature). The change in 2011 is primarily due to the completion of most of the Company’s previously-announced restructuring initiatives. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at values based on market prices, which creates intercompany profit on intersegment sales or transfers that is eliminated in consolidation.
Factors used by management to identify the enterprise’s reportable segments
The Company reports net sales by geographic area in a manner that is more reflective of how the Company operates its segments, which is by the destination of net sales. Long-lived assets by geographic area are reported by the location of the subsidiary.
Segment Financial Information

Geographic Financial Information	United States	Europe	Other Countries	Consolidated

2010
Net sales	$2,662.7	$516.0	$876.8	$4,055.5
Long-lived assets	918.7	101.1	247.9	1,267.7

2009
Net sales	$1,943.2	$536.2	$662.2	$3,141.6
Long-lived assets	976.4	117.2	241.6	1,335.2

2008
Net sales	$3,339.4	$852.3	$849.1	$5,040.8
Long-lived assets	1,140.3	149.5	227.2	1,517.0

Note 13 – Segment Information (continued)

	2010	2009	2008

Net sales to external customers:
Mobile Industries	$1,560.3	$1,245.0	$1,771.9
Process Industries	900.0	806.0	1,163.0
Aerospace and Defense	338.3	417.7	411.9
Steel	1,256.9	672.9	1,694.0

	$4,055.5	$3,141.6	$5,040.8

Intersegment sales:
Mobile Industries	$0.3	$—	$—
Process Industries	3.4	2.7	3.1
Steel	102.6	42.0	158.0

	$106.3	$44.7	$161.1

Segment EBIT, as adjusted:
Mobile Industries	$223.5	$30.5	$35.8
Process Industries	138.2	118.5	218.7
Aerospace and Defense	21.2	72.5	41.4
Steel	146.3	(57.9)	264.0

Total EBIT, as adjusted, for reportable segments	$529.2	$163.6	$559.9

Unallocated corporate expenses	(66.8)	(48.7)	(68.3)
Impairment and restructuring	(21.7)	(164.1)	(32.8)
Rationalization and integration charges	(6.3)	(11.1)	(4.9)
Gain on sale of non-strategic assets, net of dissolution of subsidiary	—	0.5	19.1
CDSOA receipts, net of expenses	2.0	3.6	9.1
Impairment of equity investments	—	(6.1)	—
Other	0.3	—	—
Interest expense	(38.2)	(41.9)	(44.4)
Interest income	3.7	1.9	5.8
Intersegment adjustments	3.3	8.1	(3.9)

Income (loss) from continuing operations before income taxes	$405.5	$(94.2)	$439.6

Note 13 – Segment Information (continued)

	2010	2009	2008

Assets employed at year-end:
Mobile Industries	$1,124.9	$1,226.7	$1,325.4
Process Industries	707.9	682.9	910.5
Aerospace and Defense	500.6	531.5	603.9
Steel	809.2	633.6	901.0
Corporate	1,037.8	932.2	342.7
Discontinued Operations	—	—	452.5

	$4,180.4	$4,006.9	$4,536.0

Capital expenditures:
Mobile Industries	$20.6	$23.8	$55.9
Process Industries	41.5	51.1	82.6
Aerospace and Defense	9.7	8.5	19.1
Steel	43.7	29.9	98.5
Corporate	0.3	0.8	2.0

	$115.8	$114.1	$258.1

Depreciation and amortization:
Mobile Industries	$74.8	$86.4	$88.2
Process Industries	42.6	41.6	40.5
Aerospace and Defense	24.2	25.2	22.7
Steel	46.1	45.9	48.5
Corporate	2.0	2.4	0.9

	$189.7	$201.5	$200.8

Note 14 – Income Taxes
Income or loss from continuing operations before income taxes, based on geographic location of the operations to which such earnings are attributable, is provided below. As the Company has elected to treat certain foreign subsidiaries as branches for U.S. income tax purposes, pretax income attributable to the United States shown below may differ from the pretax income reported on the Company’s annual U.S. Federal income tax return.

	Income (loss) from continuing
	operations before income taxes
	2010	2009	2008

United States	$281.6	$(51.4)	$279.6
Non-United States	123.9	(42.8)	160.0

Income (loss) from continuing operations before income taxes	$405.5	$(94.2)	$439.6

The provision (benefit) for income taxes consisted of the following:

	2010	2009	2008

Current:
Federal	$48.3	$(51.8)	$93.3
State and local	2.6	2.4	14.1
Foreign	26.3	(1.6)	47.7

	77.2	(51.0)	155.1
Deferred:
Federal	57.9	33.2	(0.2)
State and local	1.2	(6.4)	1.0
Foreign	(0.3)	(4.0)	1.1

	58.8	22.8	1.9

United States and foreign tax expense (benefit) on income (loss)	$136.0	$(28.2)	$157.0

The Company received net income tax refunds of approximately $16.0 million and $3.3 million in 2010 and 2009, respectively, and made net income tax payments of approximately $118.9 million in 2008.

Note 14 – Income Taxes (continued)
The following table is the reconciliation between the provision (benefit) for income taxes and the amount computed by applying the U.S. Federal income tax rate of 35% to income before taxes:

	2010	2009	2008

Income tax at the U.S. federal statutory rate	$141.9	$(33.0)	$153.8
Adjustments:
State and local income taxes, net of federal tax benefit	2.5	(2.6)	9.8
Tax on foreign remittances and U.S. tax on foreign income	5.8	4.3	5.4
Foreign losses without current tax benefits	5.4	13.3	7.7
Foreign earnings taxed at different rates including tax holidays	(12.2)	(3.7)	(21.2)
U.S. domestic manufacturing deduction	(3.5)	1.3	(2.5)
U.S. research tax credit	(2.2)	(3.0)	(1.9)
Accruals and settlements related to tax audits	2.5	(1.7)	4.4
Patient Protection and Affordable Care Act	21.6	—	—
Contributions to voluntary employee benefits association	(19.8)	—	—
Other items, net	(6.0)	(3.1)	1.5

Provision (benefit) for income taxes	$136.0	$(28.2)	$157.0

Effective income tax rate	33.5%	29.9%	35.7%

In connection with various investment arrangements, the Company has been granted “holidays” from income taxes at two affiliates in Asia. These agreements began to expire in 2010, with full expiration in 2018. In total, the agreements reduced income tax expense by $1.1 million and $3.2 million in 2010 and 2008, respectively, and had no effect on the 2009 tax benefit. These savings resulted in an increase to earnings per diluted share of $0.01 in 2010 and $0.03 in 2008.
Income tax expense includes U.S. and international taxes. Except as required under U.S. tax law, management does not provide U.S. taxes on undistributed earnings of foreign subsidiaries that have not been previously taxed since management intends to invest such undistributed earnings indefinitely outside of the United States. Undistributed earnings of foreign subsidiaries that are indefinitely outside of the U.S. were $484.0 million and $456.0 million at December 31, 2010 and December 31, 2009, respectively. Determination of the unrecognized deferred tax liability that would be incurred if such amounts were repatriated is not practicable.

Note 14 – Income Taxes (continued)
The effect of temporary differences giving rise to deferred tax assets and liabilities at December 31, 2010 and 2009 was as follows:

	2010	2009

Deferred tax assets:
Accrued postretirement benefits cost	$190.2	$213.8
Accrued pension cost	185.6	278.4
Inventory	27.9	30.1
Other employee benefit accruals	7.1	4.6
Tax loss and credit carryforwards	140.4	194.4
Other, net	60.4	29.0
Valuation allowances	(174.9)	(222.4)

	436.7	527.9
Deferred tax liabilities — principally depreciation and amortization	(221.5)	(233.1)

Net deferred tax assets	$215.2	$294.8

The Company has U.S. loss carryforwards with tax benefits totaling $4.8 million and $3.2 million, respectively, portions of which will expire at the end of 2011. In addition, the Company had loss carryforwards in various non-U.S. jurisdictions with tax benefits totaling $132.4 million having various expiration dates. The Company has provided valuation allowances of $136.8 million against certain of these carryforwards. The majority of the non-U.S. loss carryforwards represent local country net operating losses for branches of the Company or entities treated as branches of the Company under U.S. tax law. Tax benefits have been recorded for these losses in the United States. The related local country net operating loss carryforwards are offset fully by valuation allowances. In addition to loss and credit carryforwards, the Company has provided valuation allowances of $38.1 million against other deferred tax assets.
As of December 31, 2010, the Company had approximately $77.8 million of total gross unrecognized tax benefits. Included in this amount was approximately $46.1 million, which represented the amount of unrecognized tax benefits that would favorably impact the Company’s effective income tax rate in any future periods if such benefits were recognized. As of December 31, 2010, the Company anticipates a decrease in its unrecognized tax positions of approximately $1.0 million to $2.0 million during the next 12 months. The anticipated decrease is primarily due to the expiration of various statutes of limitations. As of December 31, 2010, the Company has accrued approximately $6.8 million of interest and penalties related to uncertain tax positions. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense.
As of December 31, 2009, the Company had approximately $77.8 million of total gross unrecognized tax benefits. Included in this amount was approximately $44.8 million, which represented the amount of unrecognized tax benefits that would favorably impact the Company’s effective income tax rate in any future periods if such benefits were recognized. As of December 31, 2009, the Company had accrued approximately $6.0 million of interest and penalties related to uncertain tax positions.
The following table reconciles the Company’s total gross unrecognized tax benefits for the years ended December 31, 2010 and 2009:

	2010	2009

Beginning balance, January 1	$77.8	$71.8
Tax positions related to the current year:
Additions	5.3	5.5
Tax positions related to prior years:
Additions	15.9	27.4
Reductions	(8.7)	(17.1)
Settlements with tax authorities	(9.0)	—
Lapses in statutes of limitation	(3.5)	(9.8)

Ending balance, December 31	$77.8	$77.8

Note 14 – Income Taxes (continued)
During 2010, gross unrecognized tax benefits increased primarily due to net additions related to various prior year and current year tax matters, including U.S. state and local taxes and taxes related to the Company’s international operations. These increases were offset entirely by reductions related to prior year and current year tax matters, including U.S. state and local taxes, taxes related to the Company’s international operations and the settlement of tax matters with government authorities and lapses in the statute of limitation on various tax matters.
The increase in gross unrecognized tax benefits of $6.0 million during 2009 was primarily due to net additions related to various prior year and current year tax matters, including U.S. state and local taxes, tax credits and taxes related to the Company’s international operations.
As of December 31, 2010, the Company is subject to examination by the IRS for tax years 2006 to the present. The Company is also subject to tax examination in various U.S. state and local tax jurisdictions for tax years 2006 to the present as well as various foreign tax jurisdictions, including France, Germany, Czech Republic, India and Canada, for tax years 2003 to the present.
The current portion of the Company’s unrecognized tax benefits is presented on the Consolidated Balance Sheet within income taxes payable and the non-current portion is presented as a component of other non-current liabilities.
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
The following tables present the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009:

	Fair Value at December 31, 2010
	Total	Level 1	Level 2	Level 3

Assets:
Cash	$877.1	$877.1	$—	$—
Short-term investments	15.0	15.0	—	—
Foreign currency hedges	1.0	—	1.0	—

Total Assets	$893.1	$892.1	$1.0	$—

Liabilities:
Foreign currency hedges	$3.2	$—	$3.2	$—

Total Liabilities	$3.2	$—	$3.2	$—

Note 15 – Fair Value (continued)

	Fair Value at December 31, 2009
	Total	Level 1	Level 2	Level 3

Assets:
Cash	$755.5	$755.5	$—	$—
Available-for-sale securities	6.9	6.9	—	—
Foreign currency hedges	2.7	—	2.7	—

Total Assets	$765.1	$762.4	$2.7	$—

Liabilities:
Foreign currency hedges	$5.9	$—	$5.9	$—

Total Liabilities	$5.9	$—	$5.9	$—

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
The Company does not believe it has significant concentrations of risk associated with the counterparts to its financial instruments.
The following table presents those assets measured at fair value on a nonrecurring basis for the year ended December 31, 2010 using Level 3 inputs:

	Carrying	Fair Value
	Value	Adjustment	Fair Value

Long-lived assets held and used:
Machinery and equipment at Brazil subsidiary	$1.1	$(1.0)	$0.1
Machinery and equipment at Mesa, Arizona subsidiary	2.4	(2.0)	0.4
Other fixed assets	1.6	(1.0)	0.6
Indefinite-lived intangible assets	0.9	(0.7)	0.2

Total long-lived assets held and used	$6.0	$(4.7)	$1.3

In 2010, machinery and equipment associated with the manufacturing facility in Sao Paulo, Brazil, with a carrying value of $1.1 million, were written down to their fair value of $0.1 million, resulting in an impairment charge of $1.0 million. Machinery and equipment associated with a manufacturing facility in Mesa, Arizona, with a carrying value of $2.4 million, were written down to their fair value of $0.4 million, resulting in an impairment charge of $2.0 million. Other fixed assets at various locations, with a carrying value of $1.6 million, were written down to their fair value of $0.6 million, resulting in an impairment charge of $1.0 million. The fair value for these assets was based on the price that would be received in a current transaction to sell the assets on a standalone basis, considering the age and physical attributes of the equipment compared to the cost of similar used machinery and equipment, as these assets have been idled. Lastly, indefinite-lived intangible assets, with a carrying value of $0.9 million, were written down to their fair value of $0.2 million, resulting in an impairment charge of $0.7 million. The Company used an income approach (a discounted cash flow model) to arrive at the fair value of these intangible assets.

Note 15 – Fair Value (continued)
The following table presents those assets measured at fair value on a nonrecurring basis for the year ended December 31, 2009 using Level 3 inputs:

	Carrying	Fair Value
	Value	Adjustment	Fair Value

Long-lived assets held for sale:
Torrington campus office complex	$4.4	$(4.4)	$—

Total long-lived assets held for sale	$4.4	$(4.4)	$—

Long-lived assets held and used:
Process Industries’ facilities	$29.7	$(27.7)	$2.0
Torrington campus office complex	2.0	(2.0)	—
U.S. packaged bearing product lines	86.7	(43.4)	43.3
Canadian subsidiary product lines	9.6	(7.9)	1.7
French subsidiary product lines	13.3	(11.0)	2.3
Chinese subsidiary product lines	3.3	(2.3)	1.0
Other U.S. product lines	20.2	(6.0)	14.2
Equity investments	12.6	(6.1)	6.5
Other fixed assets	3.3	(2.9)	0.4

Total long-lived assets held and used	$180.7	$(109.3)	$71.4

In 2009, assets held for sale of $4.4 million and assets held and used of $180.7 million were written down to their fair value of $71.4 million and impairment charges of $113.7 million were included in earnings.
Assets held for sale of $4.4 million and assets held and used of $2.0 million associated with the Company’s former Torrington campus office complex were written down to zero and an impairment charge was recognized for the full amount. The Company recognized an impairment charge in anticipation of recognizing a loss on the sale of these assets sold on July 20, 2009. The Company subsequently sold these assets for a pretax loss of $0.7 million.
Assets held and used associated with the rationalization of the Process Industries’ three Canton, Ohio bearing manufacturing facilities with a carrying value of $29.7 million were written down to their fair value of $2.0 million, resulting in an impairment charge of $27.7 million, which was included in earnings in 2009. The fair value for these assets was based on the price that would be received in a current transaction to sell the assets on a standalone basis considering the age and physical attributes of the equipment compared to the cost of similar used machinery and equipment.
Assets held and used associated with the Company’s packaged bearing product lines, with a carrying value of $86.7 million, were written down to their fair value of $43.3 million, resulting in an impairment charge of $43.4 million, which was included in earnings in 2009. The fair value for these product lines was primarily based on an “in-use” premise in which these assets would continue to be in service. The fair value for these assets was determined based on the price that would be received in a current transaction to sell the assets assuming the assets would be used with other assets as a group and that those assets would be available to market participants. The remaining fair value of these product lines was based on the price that would be received in a current transaction to sell the assets on a standalone basis, considering the age and physical attributes of the equipment compared to the cost of similar used machinery and equipment, as these assets were expected to be idled in the near future.

Note 15 – Fair Value (continued)
Assets held and used associated with product lines at the Company’s subsidiaries in Canada, France and China with a carrying value of $26.2 million were written down to their fair value of $5.0 million, resulting in an impairment charge of $21.2 million, which was included in earnings in 2009. The fair value for these assets was based on the price that would be received in a current transaction to sell the assets on a standalone basis, considering the age and physical attributes of the equipment compared to the cost of similar used machinery and equipment, as these assets were either idled or were expected to be idled soon.
Assets held and used associated with the Company’s other U.S. product lines, with a carrying value of $20.2 million, were written down to their fair value of $14.2 million, resulting in an impairment charge of $6.0 million, which was included in earnings in 2009. The fair value for these product lines was based on an “in-use” premise in which these assets would continue to be in service. The fair value for these assets was determined based on the price that would be received in a current transaction to sell the assets assuming the assets would be used with other assets as a group and that those assets would be available to market participants.
Two of the Company’s equity investments, International Component Supply LTDA and Endorsia.com International AB, were reviewed for impairment during the last half of 2009. With a combined carrying value of $12.6 million, these equity investments were written down to their collective fair value of $6.5 million, resulting in an impairment charge of $6.1 million recognized in Other (expense) income, net during the last half of 2009. The fair value for these investments was based on the estimated sales proceeds to be received from a third party if the Company were to sell its interest in either joint venture. As of December 31, 2010, neither joint venture had met the criteria to be classified as assets held for sale. However, during 2010, both joint ventures met the criteria for assets held for sale and were reclassified to other current assets.
Other fixed assets at various locations, with a carrying value of $3.3 million, were written down to their fair value of $0.4 million, resulting in an impairment charge of $2.9 million during 2009. The fair value for these assets was based on the price that would be received in a current transaction to sell the assets on a standalone basis, considering the age and physical attributes of the equipment compared to the cost of similar used machinery and equipment, as these assets had been idled.
Financial Instruments
The carrying value of cash and cash equivalents, accounts receivable, commercial paper, short-term borrowings and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $468.7 million and $440.1 million at December 31, 2010 and 2009, respectively. The carrying value of this debt was $430.4 million and $430.6 million at December 31, 2010 and 2009, respectively.
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
The Company does not purchase or hold any derivative financial instruments for trading purposes. As of December 31, 2010, the Company had $199.6 million of outstanding foreign currency forward contracts at notional value. The total notional value of foreign currency hedges as of December 31, 2009 was $248.0 million.

Note 16 – Derivative Instruments and Hedging Activities (continued)
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
The following table presents the fair value and location of all assets and liabilities associated with the Company’s hedging instruments within the Consolidated Balance Sheets:

		Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair Value at	Fair Value at	Fair Value	Fair Value
	Location	12/31/10	12/31/09	at 12/31/10	at 12/31/09
Derivatives designated as hedging instruments
Foreign currency forward contracts	Other non-current liabilities	$0.4	$0.7	$2.9	$1.9

Total derivatives designated as hedging instruments		$0.4	$0.7	$2.9	$1.9

Derivatives not designated as hedging instruments
Foreign currency forward contracts	Other non-current assets/liabilities	$0.6	$2.0	$0.3	$4.0

Total derivatives		$1.0	$2.7	$3.2	$5.9

Note 16 – Derivative Instruments and Hedging Activities (continued)
The following tables present the impact of derivative instruments and their location within the Consolidated Statements of Income:

		Amount of gain or (loss) recognized
		in income on derivative
Derivatives in fair value hedging	Location of gain or (loss)	December 31,	December 31,
relationships	recognized in income on derivative	2010	2009

Interest rate swaps	Interest expense	$—	$(1.3)
Natural gas forward contracts	Other (expense) income, net	—	(1.6)

Total		$—	$(2.9)

		Amount of gain or (loss) recognized in
		income on derivative
Hedged items in fair value hedge	Location of gain or (loss)	December 31,	December 31,
relationships	recognized in income on derivative	2010	2009

Fixed-rate debt	Interest expense	$—	$1.3
Natural gas	Other (expense) income, net	—	1.2

Total		$—	$2.5

The following tables present the impact of derivative instruments and their location within the Consolidated Statements of Income:

			Amount of gain or
	Amount of gain or		(loss) reclassified from
	(loss) recognized in		AOCI into income
	OCI on derivative		(effective portion)
Derivatives in cash flow hedging	December 31,		December 31,
relationships	2010	2009	2010	2009

Foreign currency forward contracts	$4.2	$—	$1.9	$(3.3)

Total	$4.2	$—	$1.9	$(3.3)

Note 16 – Derivative Instruments and Hedging Activities (continued)

		Amount of gain or (loss)
		recognized in income on
		derivative
Derivatives not designated as	Location of gain or (loss) recognized in	December 31,
hedging instruments	income on derivative	2010	2009

Foreign currency forward contracts	Cost of sales	$—	$0.1
Foreign currency forward contracts	Other (expense) income, net	2.3	(0.7)

Total		$2.3	$(0.6)

Note 17 – Prior-Period Adjustments
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
During the first quarter of 2010, the Company recorded a $14.1 million adjustment to other comprehensive income for deferred taxes on postretirement prescription drug benefits, specifically the employer subsidy provided by the U.S. government under the Medicare Part D program (the Medicare subsidy). The Company determined it had provided deferred taxes on postretirement benefit plan accruals recorded through other comprehensive income net of the Medicare subsidy, rather than on a gross basis. The cumulative impact of this error resulted in a cumulative understatement of deferred tax assets totaling $14.1 million and a corresponding overstatement of accumulated other comprehensive loss. Management concluded the effect of the adjustment was not material to the Company’s prior three fiscal years and the first quarter of 2010 financial statements, as well as the estimated full-year 2010 financial statements.
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

Quarterly Financial Data
(Unaudited)

2010	1st	2nd	3rd	4th	Total
(Dollars in millions, except per share data)
Net sales	$913.7	$1,011.4	$1,059.7	$1,070.7	$4,055.5
Gross profit	222.7	268.3	265.1	265.6	1,021.7
Impairment and restructuring charges (1)	5.5	1.0	2.9	12.3	21.7
Income from continuing operations (2)	28.7	82.0	72.2	86.6	269.5
Income (loss) from discontinued operations (3)	0.3	4.2	(1.1)	4.0	7.4
Net income	29.0	86.2	71.1	90.6	276.9
Net income attributable to noncontrolling interests	0.4	0.6	0.8	0.3	2.1
Net income attributable to The Timken Company	28.6	85.6	70.3	90.3	274.8
Net income per share — Basic:
Income from continuing operations	0.29	0.84	0.74	0.89	2.76
Income (loss) from discontinued operations	0.01	0.04	(0.01)	0.04	0.07

Total net income per share	0.30	0.88	0.73	0.93	2.83

Net income per share — Diluted:
Income from continuing operations	0.29	0.84	0.73	0.87	2.73
Income (loss) from discontinued operations	0.00	0.04	(0.01)	0.04	0.08

Total net income per share	0.29	0.88	0.72	0.91	2.81

Dividends per share	0.09	0.13	0.13	0.18	0.53

2009	1st	2nd	3rd	4th	Total

Net sales	$866.6	$736.8	$763.6	$774.6	$3,141.6
Gross profit	154.6	125.4	129.5	173.2	582.7
Impairment and restructuring charges (4)	13.8	50.7	19.6	80.0	164.1
Loss from continuing operations	(1.4)	(38.4)	(19.0)	(7.2)	(66.0)
Loss from discontinued operations (3)	(3.6)	(25.5)	(30.8)	(12.7)	(72.6)
Net loss (5)	(5.0)	(63.9)	(49.8)	(19.9)	(138.6)
Net (loss) income attributable to noncontrolling interests (6)	(5.9)	0.6	0.4	0.3	(4.6)
Net (loss) income attributable to The Timken Company (7)	0.9	(64.5)	(50.2)	(20.2)	(134.0)
Net (loss) income per share — Basic:
(Loss) income from continuing operations	0.05	(0.40)	(0.20)	(0.08)	(0.64)
(Loss) income from discontinued operations	(0.04)	(0.27)	(0.32)	(0.13)	(0.75)

Total net (loss) income per share	0.01	(0.67)	(0.52)	(0.21)	(1.39)

Net (loss) income per share — Diluted:
(Loss) income from continuing operations	0.05	(0.40)	(0.20)	(0.08)	(0.64)
Loss from discontinued operations	(0.04)	(0.27)	(0.32)	(0.13)	(0.75)

Total net (loss) income per share	0.01	(0.67)	(0.52)	(0.21)	(1.39)

Dividends per share	0.18	0.09	0.09	0.09	0.45
Earnings per share are computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

(1)	Impairment and restructuring charges for the first quarter of 2010 include severance and related benefit costs of $5.0 million and exit costs of $0.5 million. Impairment and restructuring charges for the fourth quarter of 2010 include exit costs of $8.2 million, impairment charges of $2.7 million and severance and related benefit costs of $1.4 million.

(2)	Income from continuing operations for the first quarter of 2010 includes a charge of $21.6 million to record the deferred tax impact of the Patient Protection and Affordable Care Act. Income from continuing operations for the fourth quarter of 2010 includes an income tax benefit of $19.8 related to contributions to a VEBA trust.

(3)	Discontinued operations for 2010 reflects the gain on the sale of NRB, net of tax. Discontinued operations for 2009 reflects the operating results and loss on sale of NRB, net of tax.

(4)	Impairment and restructuring charges for the second quarter of 2009 include fixed asset impairments of $31.1 million, severance and related benefit costs of $18.1 million and exit costs of $1.5 million. Impairment and restructuring charges for the fourth quarter of 2009 include fixed asset impairments of $72.8 million, severance and related benefit costs of $6.5 million and exit costs of $0.8 million.

(5)	Loss from continuing operations and net loss for the first quarter of 2009 include a prior-period adjustment of $2.0 million after-tax for a correction of an error related to in-process research and development costs that were recorded in other current assets in the Company’s 2008 Consolidated Financial Statements. Had this adjustment been properly recorded in the fourth quarter of 2008, the first quarter 2009 income from continuing operations would have been $0.6 million and the first quarter 2009 net loss would have been $3.1 million. See Note 17 — Prior-Period Adjustments in the Notes to the Consolidated Financial Statements for additional discussion.

(6)	Net loss (income) attributable to noncontrolling interests for the first quarter of 2009 includes a prior-period adjustment of $6.1 million after-tax related to an error associated with the $18.4 million goodwill impairment loss the Company recorded in the fourth quarter of 2008 for the Mobile Industries segment. Had this adjustment been properly recorded in the fourth quarter of 2008, net income attributable to noncontrolling interests for the first quarter of 2009 would have been $0.2 million. See Note 17 — Prior-Period Adjustments in the Notes to the Consolidated Financial Statements for additional discussion.

(7)	Net income attributable to The Timken Company of $0.9 million for the first quarter of 2009 includes two prior-period adjustments totalling $4.1 million related to the fourth quarter of 2008. Had these adjustments been properly recorded in the fourth quarter of 2008, rather than the first quarter of 2009, the results for the first quarter of 2009 would have been a net loss attributable to The Timken Company of $3.2 million or a loss of $0.03 per share and the results for the fourth quarter of 2008 would have been a net loss attributable to The Timken Company of $32.1 million or a loss of $0.33 per share. See Note 17 — Prior-Period Adjustments in the Notes to the Consolidated Financial Statements for additional discussion.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of
     The Timken Company
We have audited the accompanying consolidated balance sheets of The Timken Company and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Timken Company and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Timken Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Cleveland, Ohio
February 22, 2011

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
There have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the Company’s fourth quarter of 2010.
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
Timken management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment under COSO’s “Internal Control-Integrated Framework,” management believes that, as of December 31, 2010, Timken’s internal control over financial reporting is effective.
Ernst & Young LLP, independent registered public accounting firm, has issued an audit report on our assessment of Timken’s internal control over financial reporting as of December 31, 2010, which is presented below.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of The Timken Company
We have audited The Timken Company and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Timken Company and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, The Timken Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Timken Company and subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010, and our report dated February 22, 2011 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Cleveland, Ohio
February 22, 2011

Item 9B. Other Information
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Required information is set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement filed in connection with the annual meeting of shareholders to be held May 10, 2011, and is incorporated herein by reference. Information regarding the executive officers of the registrant is included in Part I hereof. Information regarding the Company’s Audit Committee and its Audit Committee Financial Expert is set forth under the caption “Audit Committee” in the proxy statement filed in connection with the annual meeting of shareholders to be held May 10, 2011, and is incorporated herein by reference.
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
Item 11. Executive Compensation
Required information is set forth under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination of Employment or Change-in-Control,” “Director Compensation,” “Compensation Committee,” “Compensation Committee Report” in the proxy statement filed in connection with the annual meeting of shareholders to be held May 10, 2011, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Required information, including with respect to institutional investors owning more than 5% of the Company’s Common Stock, is set forth under the caption “Beneficial Ownership of Common Stock” in the proxy statement filed in connection with the annual meeting of shareholders to be held May 10, 2011, and is incorporated herein by reference.
Required information is set forth under the caption “Equity Compensation Plan Information” in the proxy statement filed in connection with the annual meeting of shareholders to be held May 10, 2011, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Required information is set forth under the caption “Election of Directors” in the proxy statement issued in connection with the annual meeting of shareholders to be held May 10, 2011, and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
Required information regarding fees paid to and services provided by the Company’s independent auditor during the years ended December 31, 2010 and 2009 and the pre-approval policies and procedures of the Audit Committee of the Company’s Board of Directors is set forth under the caption “Auditors” in the proxy statement issued in connection with the annual meeting of shareholders to be held May 10, 2011, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(2) – Schedule II – Valuation and Qualifying Accounts is submitted as a separate section of this report. Schedules I, III, IV and V are not applicable to the Company and, therefore, have been omitted.
(3) Listing of Exhibits

Exhibit

(2.1)	Sale and Purchase Agreement, dated as of July 29, 2009, by and between The Timken Company and JTEKT Corporation, was filed on July 29, 2009 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(3.1)	Amended Articles of Incorporation of The Timken Company, (effective April 16, 1996) were filed with Form S-8 dated April 16, 1996 (Registration No. 333-02553) and are incorporated herein by reference.

(3.2)	Amended Regulations of The Timken Company adopted on May 11, 2010, were filed on August 5, 2010 with Form 10-Q (Commission File No. 1-1169) and are incorporated herein by reference.

(4.1)	Amended and Restated Credit Agreement, dated as of July 10, 2009, by and among: The Timken Company; Bank of America, N.A. and KeyBank National Association as Co-Administrative Agents; Wells Fargo Bank, N.A., The Bank of Tokyo-Mitsubishi UFJ, Ltd. and Suntrust Bank, as Co-Syndication Agents; JPMorgan Chase Bank, N.A., Deutsche Bank AG New York Branch and The Bank of New York Mellon, as Co-Documentation Agents; KeyBank National Association, as Paying Agent, L/C Issuer and Swing Line Lender; and the other Lenders party thereto, was filed July 15, 2009 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(4.2)	Indenture dated as of July 1, 1990, between Timken and Ameritrust Company of New York, was filed with Timken’s Form S-3 registration statement dated July 12, 1990 (Registration No. 333-35773) and is incorporated herein by reference.

(4.3)	First Supplemental Indenture, dated as of July 24, 1996, by and between The Timken Company and Mellon Bank, N.A. was filed on November 13, 1996 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(4.4)	Indenture, dated as of February 18, 2003, between The Timken Company and The Bank of New York, as Trustee, providing for Issuance of Notes in Series was filed on March 27, 2003 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(4.5)	First Supplemental Indenture, dated as of September 14, 2009, by and between The Timken Company and The Bank of New York Mellon Trust Company, N.A. (successor to The Bank of New York Mellon (formerly known as The Bank of New York)), was filed on November 11, 2009 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(4.6)	The Company is also a party to agreements with respect to other long-term debt in total amount less than 10% of the registrant’s consolidated total assets. The registrant agrees to furnish a copy of such agreements upon request.

(4.7)	Receivables Purchase Agreement, dated as of November 10, 2010, by and among:
Timken Receivables Corporation; The Timken Corporation; the Purchasers from time to time parties thereto; Fifth Third Bank and the Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch was filed on November 10, 2010 with Form 8-K (Commission File no. 1-1169) and is incorporated herein by reference.

(4.8)	Second Amended and Restated Receivables Sales Agreement, dated as of November 10, 2010, by and between Timken Corporation and Timken Receivables Corporation was filed on November 10, 2010 with Form 8-K (Commission File no. 1-1169) and is incorporated herein by reference.

(4.9)	Receivables Sales Agreement, dated as of November 10, 2010, by and between MPB Corporation and Timken Receivables Corporation was filed on November 10, 2010 with Form 8-K (Commission File no. 1-1169) and is incorporated herein by reference.

Management Contracts and Compensation Plans

(10.1)	The Timken Company 1996 Deferred Compensation Plan for officers and other key employees, amended and restated effective December 31, 2008, was filed on February 25, 2010 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.2)	The Timken Company Director Deferred Compensation Plan, amended and restated effective December 31, 2008, was filed on February 25, 2010 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.3)	Form of The Timken Company 1996 Deferred Compensation Plan Election Agreement, amended and restated as of January 1, 2008, was filed on February 25, 2010 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.4)	Form of The Timken Company Director Deferred Compensation Plan Election Agreement, amended and restated as of January 1, 2008, was filed on February 25, 2010 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.5)	The Timken Company Long-Term Incentive Plan for directors, officers and other key employees as amended and restated as of February 5, 2008 and approved by shareholders on May 1, 2008 was filed as Appendix A to Proxy Statement filed on March 15, 2008 (Commission File No. 1-1169) and is incorporated herein by reference.

(10.6)	The Timken Company Supplemental Pension Plan, as amended and restated effective January 1, 2009, was filed on February 25, 2010 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.7)	The Timken Company Senior Executive Management Performance Plan, as amended and restated as of February 8, 2010 and approved by shareholders May 11, 2010, was filed on May 12, 2010 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.8)	Form of Amended and Restated Severance Agreement (for Executive Officers appointed prior to January 1, 2011) was filed on December 18, 2009 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.9)	Form of Indemnification Agreements entered into with all Directors who are not Executive Officers of the Company was filed on April 1, 1991 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.10)	Form of Indemnification Agreements entered into with all Executive Officers of the Company who are not Directors of the Company was filed on April 1, 1991 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.11)	Form of Indemnification Agreements entered into with all Executive Officers of the Company who are also Directors of the Company was filed on April 1, 1991 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.12)	Form of Amended and Restated Employee Excess Benefits Agreement, entered into with certain Executive Officers and certain key employees of the Company, was filed on February 26, 2009 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.13)	Form of Amended and Restated Employee Excess Benefits Agreement entered into with the Chief Executive Officer and the President of Steel, was filed on February 26, 2009 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.14)	Amendment No. 1 to The Amended and Restated Employee Excess Benefit Agreement, entered into with certain Executive Officers and certain key employees of the Company, was filed on September 2, 2009 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.15)	Form of Nonqualified Stock Option Agreement for special award options (performance vesting), as adopted on April 18, 2000, was filed on May 12, 2000 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.16)	Form of Nonqualified Stock Option Agreement for nontransferable options without dividend credit, as adopted on April 17, 2001, was filed on May 14, 2001 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.17)	Form of Nonqualified Stock Option Agreement for Officers, as adopted on January 31, 2005, was filed on February 4, 2005 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.18)	Form of Nonqualified Stock Option Agreement for Non-Employee Directors, as adopted on January 31, 2005, was filed on March 15, 2005 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.19)	Form of Nonqualified Stock Option Agreement for Officers, as adopted on February 6, 2006, was filed on February 10, 2006 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.20)	Form of Nonqualified Stock Option Agreement for Officers, was filed on February 26, 2009 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.21)	Form of Nonqualified Stock Option Agreement for Officers, as adopted on December 10, 2009, was filed on February 25, 2010 with Form 10-K (Commission File No. 1-1169), and is incorporated herein by reference.

(10.22)	Form of Restricted Share Agreement for Non-Employee Directors, as adopted on January 31, 2005, was filed on March 15, 2005 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.23)	Form of Restricted Share Agreement, as adopted on February 6, 2006, was filed on February 10, 2006 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.24)	Form of Performance Vested Restricted Share Agreement for Executive Officers, as adopted on February 4, 2008, was filed on February 7, 2008 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.25)	Form of Performance Unit Agreement, as adopted on February 4, 2008, was filed on February 7, 2008 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.26)	Form of Performance Shares Agreement was filed on February 11, 2010 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.27)	Form of Performance Unit Agreement (2010-2012 Grant) was filed on March 30, 2010 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.28)	Form of Severance Agreement (for Executive Officers appointed on or after January 1, 2011 and other officers) as adopted on December 9, 2010.

(10.29)	Amendment No. 1 to the Amended and Restated Severance Agreements (for Executive Officers appointed prior to January 1, 2011) as adopted on December 9, 2010.

Listing of Exhibits (continued)

(12)	Computation of Ratio of Earnings to Fixed Charges.

(21)	A list of subsidiaries of the registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31.1)	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Financial statements from the annual report on Form 10-K of The Timken Company for the year ended December 31, 2010, filed on February 22, 2011, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity and (v) the Notes to the Consolidated Financial Statements tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY

By /s/ James W. Griffith James W. Griffith	By /s/ Glenn A. Eisenberg Glenn A. Eisenberg
President, Chief Executive Officer and Director	Executive Vice President — Finance
(Principal Executive Officer)	and Administration (Principal Financial Officer)
Date: February 22, 2011	Date: February 22, 2011

By /s/ J. Ted Mihaila J. Ted Mihaila
Senior Vice President and Controller
(Principal Accounting Officer)
Date: February 22, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ John M. Ballbach* John M. Ballbach Director	By /s/ John P. Reilly * John P. Reilly Director
Date: February 22, 2011	Date: February 22, 2011

By /s/ Phillip R. Cox*	By /s/ Frank C. Sullivan *
Phillip R. Cox Director	Frank C. Sullivan Director
Date: February 22, 2011	Date: February 22, 2011

By /s/ Jerry J. Jasinowksi* Jerry J. Jasinowksi Director	By /s/ John M. Timken, Jr.* John M. Timken, Jr. Director
Date: February 22, 2011	Date: February 22, 2011

By /s/ John A. Luke, Jr. * John A. Luke, Jr. Director	By /s/ Ward J. Timken * Ward J. Timken Director
Date: February 22, 2011	Date: February 22, 2011

By /s/ Joseph W. Ralston * Joseph W. Ralston Director	By /s/ Ward J. Timken, Jr.* Ward J. Timken, Jr. Director
Date: February 22, 2011	Date: February 22, 2011

By /s/ Jacqueline F. Woods* Jacqueline F. Woods Director
Date: February 22, 2011

* By /s/ Glenn A. Eisenberg
Glenn A. Eisenberg, attorney-in-fact
By authority of Power of Attorney
filed as Exhibit 24 hereto
Date: February 22, 2011

Schedule II—Valuation and Qualifying Accounts
The Timken Company and Subsidiaries

COL. A	COL. B	COL. C				Col. D		COL. E
		Additions
	Balance at	Charged to		Charged				Balance at
	Beginning of	Costs and		to Other				End of
Description	Period	Expenses		Accounts—		Deductions —		Period
Allowance for uncollectible accounts
Year ended December 31, 2010	$41.6	16.5	(1)	(1.2	)(4)	29.3	(6)	$27.6
Year ended December 31, 2009	$55.0	38.2	(1)	0.5	(4)	52.1	(6)	$41.6
Year ended December 31, 2008	$40.7	22.2	(1)	(0.8	)(4)	7.1	(6)	$55.0

Allowance for surplus and obsolete inventory
Year ended December 31, 2010	$30.8	19.9	(2)	0.4	(4)	20.3	(7)	$30.8
Year ended December 31, 2009	$24.7	31.4	(2)	1.7	(4)	27.0	(7)	$30.8
Year ended December 31, 2008	$24.9	30.9	(2)	(1.4	)(4)	29.7	(7)	$24.7

Valuation allowance on deferred tax assets
Year ended December 31, 2010	$222.5	11.1	(3)	(11.9	)(5)	46.8	(8)	$174.9
Year ended December 31, 2009	$159.6	57.8	(3)	16.3	(5)	11.2	(8)	$222.5
Year ended December 31, 2008	$186.7	19.0	(3)	(21.7	)(5)	24.4	(8)	$159.6

(1)	Provision for uncollectible accounts included in expenses.

(2)	Provisions for surplus and obsolete inventory included in expenses.

(3)	Increase in valuation allowance is recorded as a component of the provision for income taxes.

(4)	Currency translation and change in reserves due to acquisitions, net of divestitures.

(5)	Includes valuation allowances recorded against other comprehensive income/loss or goodwill.

(6)	Actual accounts written off against the allowance — net of recoveries.

(7)	Inventory items written off against the allowance.

(8)	Amount primarily relates to the reversal of valuation allowances due to the realization of net operating loss carryforwards.