Form 10-Q
period 2011-03-31
TIMKEN CO
filed 2011-05-02
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                 No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2011

Common Stock, without par value	97,906,557 shares

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
SIGNATURES
EX-12
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE TIMKEN COMPANY AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

(Dollars in millions, except per share data)
Net sales	$1,254.1	$913.7
Cost of products sold	920.8	691.0

Gross Profit	333.3	222.7
Selling, administrative and general expenses	150.3	133.0
Impairment and restructuring charges	1.1	5.5

Operating Income	181.9	84.2
Interest expense	(9.8)	(9.6)
Interest income	1.5	0.6
Other expense, net	(2.4)	(0.6)

Income from Continuing Operations Before Income Taxes	171.2	74.6
Provision for income taxes	57.4	45.9

Income From Continuing Operations	113.8	28.7
Income from discontinued operations, net of income taxes	—	0.3

Net Income	113.8	29.0
Less: Net income attributable to noncontrolling interest	1.1	0.4

Net Income Attributable to The Timken Company	$112.7	$28.6

Amounts Attributable to The Timken Company’s Common Shareholders:
Income from continuing operations	$112.7	$28.3
Income from discontinued operations, net of income taxes	—	0.3

Net Income Attributable to The Timken Company	$112.7	$28.6

Net Income per Common Share Attributable to The Timken Company Common Shareholders
Earnings per share — Continuing Operations	$1.15	$0.29
Earnings per share — Discontinued Operations	—	0.01

Basic earnings per share	$1.15	$0.30

Diluted earnings per share — Continuing Operations	$1.13	$0.29
Diluted earnings per share - Discontinued Operations	—	—

Diluted earnings per share	$1.13	$0.29

Dividends per share	$0.18	$0.09

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2011	2010

(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$637.6	$877.1
Restricted cash	4.8	—
Accounts receivable, less allowances: 2011 - $24.7 million; 2010 - $27.6 million	672.5	516.6
Inventories, net	917.5	828.5
Deferred income taxes	100.4	100.4
Deferred charges and prepaid expenses	14.3	11.3
Other current assets	70.3	65.3

Total Current Assets	2,417.4	2,399.2

Property, Plant and Equipment-Net	1,250.9	1,267.7

Other Assets
Goodwill	225.9	224.4
Other intangible assets	127.1	129.2
Deferred income taxes	116.3	121.5
Other non-current assets	43.0	38.4

Total Other Assets	512.3	513.5

Total Assets	$4,180.6	$4,180.4

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Short-term debt	$31.2	$22.4
Accounts payable	320.9	263.5
Salaries, wages and benefits	174.9	233.4
Income taxes payable	47.2	14.0
Deferred income taxes	0.8	0.7
Other current liabilities	160.3	176.3
Current portion of long-term debt	7.9	9.6

Total Current Liabilities	743.2	719.9
Non-Current Liabilities
Long-term debt	483.3	481.7
Accrued pension cost	241.0	394.5
Accrued postretirement benefits cost	529.4	531.2
Deferred income taxes	6.2	6.0
Other non-current liabilities	111.2	105.3

Total Non-Current Liabilities	1,371.1	1,518.7

Shareholders’ Equity
Class I and II Serial Preferred Stock without par value:
Authorized - 10,000,000 shares each class, none issued	—	—
Common stock without par value:
Authorized - 200,000,000 shares
Issued (including shares in treasury) (2011 - 98,347,235 shares; 2010 - 98,153,317 shares)
Stated capital	53.1	53.1
Other paid-in capital	880.8	881.7
Earnings invested in the business	1,721.5	1,626.4
Accumulated other comprehensive loss	(585.1)	(624.7)
Treasury shares at cost (2011 - 440,678 shares; 2010 - 350,201 shares)	(22.2)	(11.5)

Total Shareholders’ Equity	2,048.1	1,925.0

Noncontrolling Interest	18.2	16.8

Total Equity	2,066.3	1,941.8

Total Liabilities and Shareholders’ Equity	$4,180.6	$4,180.4

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income attributable to The Timken Company	$112.7	$28.6
Net income from discontinued operations	—	(0.3)
Net income attributable to noncontrolling interest	1.1	0.4
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	47.5	47.7
Impairment charges	1.8	—
Loss on sale of assets	0.1	0.9
Deferred income tax provision	0.3	21.7
Stock-based compensation expense	3.4	4.5
Pension and other postretirement expense	22.3	25.2
Pension contributions and other postretirement benefit payments	(166.0)	(118.7)
Changes in operating assets and liabilities:
Accounts receivable	(149.6)	(82.1)
Inventories	(80.4)	(22.5)
Trade account payable	54.8	66.5
Other accrued expenses	(81.0)	(7.8)
Income taxes	41.0	22.5
Other — net	(5.6)	(0.8)

Net Cash Used by Operating Activities — Continuing Operations	(197.6)	(14.2)
Net Cash Provided by Operating Activities — Discontinued Operations	—	0.3

Net Cash Used by Operating Activities	(197.6)	(13.9)

Investing Activities
Capital expenditures	(20.1)	(14.0)
Proceeds from disposals of property, plant and equipment	0.4	0.2
Investments in short-term marketable securities	(13.3)	—
Other	0.8	(1.3)

Net Cash Used by Investing Activities	(32.2)	(15.1)

Financing Activities
Cash dividends paid to shareholders	(17.6)	(8.7)
Net proceeds from common share activity	15.2	8.3
Purchase of treasury shares — net	(25.3)	(14.0)
Proceeds from issuance of long-term debt	1.5	2.1
Payments on long-term debt	(1.8)	(2.5)
Short-term debt activity — net	8.6	4.1
Increase in restricted cash	(4.8)	—
Other	0.3	—

Net Cash Used by Financing Activities	(23.9)	(10.7)

Effect of exchange rate changes on cash	14.2	(6.5)

Decrease In Cash and Cash Equivalents	(239.5)	(46.2)

Cash and cash equivalents at beginning of year	877.1	755.5

Cash and Cash Equivalents at End of Period	$637.6	$709.3

See accompanying Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions, except per share data)
Note 1 — Basis of Presentation
The accompanying Consolidated Financial Statements (unaudited) for The Timken Company (the Company) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by the accounting principles generally accepted in the United States (U.S. GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to the Consolidated Financial Statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Certain amounts in the 2010 Consolidated Financial Statements have been reclassified to conform to the 2011 presentation.
Note 2 — Inventories

	March 31,	December 31,
	2011	2010

Inventories, net:
Manufacturing supplies	$57.7	$57.9
Work in process and raw materials	432.7	371.9
Finished products	427.1	398.7

Total Inventories, net	$917.5	$828.5

An actual valuation of the inventory under the last-in, first-out (LIFO) method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. The LIFO reserve at March 31, 2011 and December 31, 2010 was $270.6 million and $264.6 million, respectively. The Company recognized an increase in its LIFO reserve of $6.0 million during the first quarter of 2011 compared to an increase in its LIFO reserve of $6.1 million during the first quarter of 2010.
Based on current expectations of inventory levels and costs, the Company expects to recognize approximately $26 million in LIFO expense for the year ended December 31, 2011. The expected increase in the LIFO reserve for 2011 is a result of higher costs, especially scrap steel costs, as well as higher quantities. A 1.0% increase in costs would increase the current LIFO expense estimate for 2011 by $6 million. A 1.0% increase in inventory quantities would increase the current LIFO expense estimate for 2011 by $0.2 million.
Note 3 — Property, Plant and Equipment
The components of property, plant and equipment were as follows:

	March 31,	December 31,
	2011	2010

Property, Plant and Equipment:
Land and buildings	$634.2	$623.2
Machinery and equipment	2,850.3	2,830.8

Subtotal	3,484.5	3,454.0
Less allowances for depreciation	(2,233.6)	(2,186.3)

Property, Plant and Equipment — net	$1,250.9	$1,267.7

At March 31, 2011 and December 31, 2010, machinery and equipment included approximately $94.6 million and $99.7 million, respectively, of capitalized software. Depreciation expense for the three months ended March 31, 2011 and 2010 was $45.0 million and $45.3 million, respectively. Depreciation expense on capitalized software for the three months ended March 31, 2011 and 2010 was approximately $6.9 million and $5.3 million, respectively.

Note 4 — Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2011 were as follows:

	Beginning Balance	Other	Ending Balance

Segment:
Process Industries	$50.0	$1.4	$51.4
Aerospace and Defense	162.3	0.2	162.5
Steel	12.1	(0.1)	12.0

Total	$224.4	$1.5	$225.9

Other primarily includes foreign currency translation adjustments.
The following table displays intangible assets as of March 31, 2011 and December 31, 2010:

	As of March 31, 2011			As of December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangible assets subject to amortization:

Customer relationships	$82.0	$19.6	$62.4	$82.0	$18.6	$63.4
Engineering drawings	2.0	2.0	—	2.0	2.0	—
Know-how	2.1	1.1	1.0	2.1	1.0	1.1
Industrial license agreements	0.4	0.1	0.3	0.4	0.1	0.3
Land-use rights	8.3	3.5	4.8	8.2	3.3	4.9
Patents	4.4	3.4	1.0	4.4	3.3	1.1
Technology use	39.0	6.7	32.3	39.0	6.3	32.7
Trademarks	6.0	5.0	1.0	6.0	5.0	1.0
PMA licenses	8.8	2.8	6.0	8.8	2.7	6.1
Non-compete agreements	2.7	2.0	0.7	2.7	1.9	0.8
Unpatented technology	7.6	6.2	1.4	7.6	6.0	1.6

	$163.3	$52.4	$110.9	$163.2	$50.2	$113.0

Intangible assets not subject to amortization:
Tradename	$2.0		$2.0	$2.0		$2.0
FAA air agency certificates	14.2		14.2	14.2		14.2

	$16.2		$16.2	$16.2		$16.2

Total intangible assets	$179.5	$52.4	$127.1	$179.4	$50.2	$129.2

Amortization expense for intangible assets was $2.3 million and $2.4 million for the three months ended March 31, 2011 and March 31, 2010, respectively. Amortization expense for intangible assets is estimated to be approximately $9.5 million for 2011; $9.1 million in 2012; $7.6 million in 2013; $7.4 million in 2014; and $7.4 million in 2015.

Note 5 — Financing Arrangements
Short-term debt at March 31, 2011 and December 31, 2010 was as follows:

	March 31,	December 31,
	2011	2010

Variable-rate lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 2.44% to 6.72% and 1.98% to 5.05% at March 31, 2011 and December 31, 2010, respectively	$31.2	$22.4

Short-term debt	$31.2	$22.4

The lines of credit for certain of the Company’s foreign subsidiaries provide for borrowings up to $300.0 million. At March 31, 2011, the Company had borrowings outstanding of $31.2 million and guarantees of $2.7 million, which reduced the availability under these facilities to $266.1 million.
The Company has a $150 million Accounts Receivable Securitization Financing Agreement (Asset Securitization Agreement), which matures on November 10, 2012. Under the terms of the Asset Securitization Agreement, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary that in turn uses the trade receivables to secure borrowings which are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the agreement are limited to certain borrowing base calculations. Any amounts outstanding under this Asset Securitization Agreement would be reported on the Company’s Consolidated Balance Sheets in short-term debt. As of March 31, 2011, there were no outstanding borrowings under the Asset Securitization Agreement. The cost of this credit facility, which is the commercial paper rate plus program fees, is considered a financing cost and is included in interest expense in the Consolidated Statements of Income.
Long-term debt at March 31, 2011 and December 31, 2010 was as follows:

	March 31,	December 31,
	2011	2010

Fixed-rate Medium-Term Notes, Series A, due at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	$175.0	$175.0
Fixed-rate Senior Unsecured Notes, due September 15, 2014, with an interest rate of 6.0%	249.8	249.7
Variable-rate State of Ohio Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.25% at March 31, 2011)	12.2	12.2
Variable-rate State of Ohio Air Quality Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.73% at March 31, 2011)	9.5	9.5
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (0.73% at March 31, 2011)	17.0	17.0
Variable-rate credit facility with US Bank for Advanced Green Components, LLC, maturing on July 17, 2011 ( with interest rates ranging from 1.413% to 2.846% at March 31, 2011)	6.6	8.3
Other	21.1	19.6

	491.2	491.3
Less current maturities	7.9	9.6

Long-term debt	$483.3	$481.7

On July 10, 2009, the Company entered into a $500 million Amended and Restated Credit Agreement (Senior Credit Facility). At March 31, 2011, the Company had no outstanding borrowings under its Senior Credit Facility but had letters of credit outstanding totaling $17.2 million, which reduced the availability under the Senior Credit Facility to $482.8 million. The Senior Credit Facility matures on July 10, 2012. Under the Senior Credit Facility, the Company has three financial covenants: a consolidated leverage ratio, a consolidated interest coverage ratio and a consolidated minimum tangible net worth test. At March 31, 2011, the Company was in full compliance with the covenants under the Senior Credit Facility.

Note 5 — Financing Arrangements (continued)
Advanced Green Components, LLC (AGC) is a joint venture of the Company. As of March 31, 2011, the Company had set aside cash of $4.8 million in a collateral account to secure up to $4.8 million of the indebtedness between AGC and US Bank in the event AGC defaults on its credit facility with US Bank. The $4.8 million collateral account is classified as restricted cash on the Consolidated Balance Sheet as of March 31, 2011.
Certain of the Company’s foreign subsidiaries have facilities that also provide for long-term borrowings up to $27.7 million. At March 31, 2011, the Company had borrowings outstanding of $19.9 million, which reduced the availability under these long-term facilities to $7.8 million.
Note 6 — Product Warranty
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
The following is a rollforward of the warranty accruals for the three months ended March 31, 2011 and the twelve months ended December 31, 2010:

	March 31,	December 31,
	2011	2010
| |
Beginning balance, January 1	$8.0	$5.4
Expense	3.4	6.0
Payments	(0.3)	(3.4)

Ending balance	$11.1	$8.0

The product warranty accrual at March 31, 2011 and December 31, 2010 was included in other current liabilities on the Consolidated Balance Sheets.

Note 7 — Equity

	The Timken Company shareholder’s
				Earnings	Accumulated
			Other	Invested	Other
		Stated	Paid-In	in the	Comprehensive	Treasury	Noncontrolling
	Total	Capital	Capital	Business	(Loss)	Stock	Interest

Balance at December 31, 2010	$1,941.8	$53.1	$881.7	$1,626.4	$(624.7)	$(11.5)	$16.8

Net income	113.8			112.7			1.1

Foreign currency translation adjustment	33.0				33.0
Pension and postretirement liability adjustment (net of the income tax benefit of $5.3 million)	6.7				6.7
Unrealized gain on marketable securities	0.1				0.1
Change in fair value of derivative financial instruments, net of reclassifications	(0.2)				(0.2)

Total comprehensive income	153.4
Capital investment — Timken Anshan	0.3						0.3
Dividends — $0.18 per share	(17.6)			(17.6)
Tax benefit from stock compensation	5.3		5.3
Stock-based compensation expense	3.4		3.4
Tender of 90,477 shares to treasury	(21.0)		(10.3)			(10.7)
Issuance of 193,918 shares from authorized	0.7		0.7

Balance at March 31, 2011	$2,066.3	$53.1	$880.8	$1,721.5	$(585.1)	$(22.2)	$18.2

The total comprehensive income for the three months ended March 31, 2010 was $46.8 million.

Note 8 — Earnings Per Share
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010

Numerator:
Income from continuing operations attributable to The Timken Company	$112.7	$28.3
Less: undistributed earnings allocated to nonvested stock	0.5	0.1
Income from continuing operations available to common shareholders for basic earnings per share and diluted earnings per share	$112.2	$28.2

Denominator:
Weighted average number of shares outstanding — basic	97,444,389	96,360,137
Effect of dilutive securities:
Stock options and awards — based on the treasury stock method	1,451,437	501,264

Weighted average number of shares outstanding, assuming dilution of stock options and awards	98,895,826	96,861,401

Basic earnings per share from continuing operations	$1.15	$0.29

Diluted earnings per share from continuing operations	$1.13	$0.29

The exercise prices for certain stock options that the Company has awarded exceed the average market price of the Company’s common stock. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. The antidilutive stock options outstanding were 353,000 and 2,367,304 during the first quarter of 2011 and 2010, respectively.

Note 9 — Segment Information
The primary measurement used by management to measure the financial performance of each segment is EBIT (earnings before interest and taxes).

	Three Months Ended
	March 31,
	2011	2010

Net sales to external customers:
Mobile Industries	$442.9	$367.5
Process Industries	284.1	205.9
Aerospace and Defense	79.1	92.1
Steel	448.0	248.2

	$1,254.1	$913.7

Intersegment sales:
Mobile Industries	$0.1	$—
Process Industries	0.9	0.7
Steel	33.5	22.1

	$34.5	$22.8

Segment EBIT:
Mobile Industries	$68.0	$39.6
Process Industries	66.7	24.1
Aerospace and Defense	2.2	11.9
Steel	60.0	19.9

Total EBIT for reportable segments	$196.9	$95.5

Unallocated corporate expenses	(18.0)	(14.4)
Interest expense	(9.8)	(9.6)
Interest income	1.5	0.6
Intersegment adjustments	0.6	2.5

Income from continuing operations before income taxes	$171.2	$74.6

Note 10 — Impairment and Restructuring Charges
Impairment and restructuring charges by segment were comprised of the following:
For the three months ended March 31, 2011:

	Mobile	Process	Aerospace &
	Industries	Industries	Defense	Corporate	Total

Severance expense and related benefit costs	$1.1	$—	$—	$—	$1.1

Total	$1.1	$—	$—	$—	$1.1

For the three months ended March 31, 2010:

	Mobile	Process	Aerospace &
	Industries	Industries	Defense	Corporate	Total

Severance expense and related benefit costs	$2.2	$1.6	$0.6	$0.6	$5.0
Exit costs	0.4	—	0.1	—	0.5

Total	$2.6	$1.6	$0.7	$0.6	$5.5

The following discussion explains the major impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above.
Workforce Reductions
In 2009, the Company began the realignment of its organization to improve efficiency and reduce costs as a result of the economic downturn that began during the latter part of 2008. This initiative was completed in 2010. During the first quarter of 2010, the Company recorded $4.7 million of severance and related benefit costs related to this initiative, which included both selling and administrative cost reductions, as well as manufacturing workforce reductions. Of the $4.7 million charge recorded during the first quarter of 2010, $1.9 million related to the Mobile Industries segment, $1.6 million related to the Process Industries segment, $0.6 million related to the Aerospace and Defense segment and $0.6 million related to Corporate positions.
Mobile Industries
In March 2007, the Company announced the closure of its manufacturing facility in Sao Paulo, Brazil. The Company has substantially completed the closure of this facility. Pretax costs associated with the closure are expected to be approximately $40 million, which includes restructuring costs and rationalization costs recorded in cost of products sold and selling, administrative and general expenses. During the first quarter of 2011 and 2010, the Company recorded $1.1 million and $0.3 million, respectively, of severance and related benefit costs associated with the closure of this facility.
The following is a rollforward of the consolidated restructuring accrual for the three months ended March 31, 2011 and the twelve months ended December 31, 2010:

	March 31,	December 31,
	2011	2010

Beginning balance, January 1	$22.1	$34.0
Expense	1.1	17.0
Payments	(2.2)	(28.9)

Ending balance	$21.0	$22.1

Note 10 — Impairment and Restructuring Charges (continued)
The restructuring accrual at March 31, 2011 and December 31, 2010 was included in other current liabilities on the Consolidated Balance Sheets. The accrual at March 31, 2011 included $7.5 million of severance and related benefits, which are expected to be paid by the end of 2011. The accrual for severance and related benefits at March 31, 2011 primarily related to the closure of the distribution center in Bucyrus, Ohio, which is expected to be completed during the second quarter of 2011, and the closure of the manufacturing facility in Sao Paulo, Brazil. The remainder of the restructuring accrual at March 31, 2011 primarily represented environmental exit costs, which is principally related to Sao Paulo, Brazil. The Company adjusts environmental remediation accruals based on the best available estimate of costs to be incurred, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties. Actual remediation costs may be more or less than estimated.
Note 11 — Retirement and Postretirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension and postretirement benefit plans. The amounts for the three months ended March 31, 2011 are based on actuarial calculations prepared during 2010. Consistent with prior years, these calculations will be updated later in the year. These updated calculations may result in different net periodic benefit cost for 2011. The net periodic benefit cost recorded for the three months ended March 31, 2011 is the Company’s best estimate of the period’s proportionate share of the amounts to be recorded for the year ending December 31, 2011.

	Pension		Postretirement
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Components of net periodic benefit cost
Service cost	$8.3	$9.5	$0.5	$0.7
Interest cost	39.8	39.7	8.7	9.1
Expected return on plan assets	(50.1)	(49.3)	(0.7)	—
Amortization of prior service cost (credit)	2.4	2.3	(0.4)	(0.3)
Amortization of net actuarial loss	12.8	12.2	1.0	1.3

Net periodic benefit cost	$13.2	$14.4	$9.1	$10.8

Note 12 — Income Taxes

	Three Months Ended March 31,
	2011	2010

Provision for income taxes	$57.4	$45.9
Effective tax rate	33.5%	61.5%

The Company’s provision for income taxes in interim periods is computed by applying the appropriate annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior year tax liabilities, are recorded during the period(s) in which they occur.
The effective tax rate in the first quarter of 2011 was lower than the U.S. federal statutory tax rate primarily due to the earnings in certain foreign jurisdictions where the effective tax rate is less than 35%, the U.S. research tax credit and the U.S. manufacturing deduction, partially offset by losses at certain foreign subsidiaries where no tax benefit could be recorded, U.S. state and local taxes and other U.S. tax items.
The effective tax rate in the first quarter of 2010 was higher than the U.S. federal statutory tax rate primarily due to a $21.6 million charge to income tax expense to record the deferred tax impact of the U.S. Patient Protection and Affordable Care Act (as amended) enacted in March 2010, losses at certain foreign subsidiaries where no tax benefit could be recorded and U.S. state and local taxes. These increases were partially offset by the earnings in certain foreign jurisdictions where the effective tax rate is less than 35%.

Note 13 — Fair Value
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Financial Accounting Standards Board (FASB) provides accounting rules that classify the inputs used to measure fair value into the following hierarchy:

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
The following table presents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2011:

	Fair Value at March 31, 2011
	Total	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$637.6	$637.6	$—	$—
Short-term investments	28.6	28.6	—	—
Foreign currency hedges	4.1	—	4.1	—

Total Assets	$670.3	$666.2	$4.1	$—

Liabilities:
Foreign currency hedges	$7.6	$—	$7.6	$—

Total Liabilities	$7.6	$—	$7.6	$—

Cash and cash equivalents are highly liquid investments with maturities of three months or less when purchased and are valued at redemption value. Short-term investments are investments with maturities between four months and one year and are valued at amortized cost. The Company uses publicly available foreign currency forward and spot rates to measure the fair value of its foreign currency forward contracts.
The Company does not believe it has significant concentrations of risk associated with the counterparts to its financial instruments.
The following table presents those assets measured at fair value on a nonrecurring basis for the three months ended March 31, 2011 using Level 3 inputs:

	Carrying	Fair Value
	Value	Adjustment	Fair Value

Assets held for sale:
Equity Investments	$5.9	$(1.8)	$4.1

Total assets held for sale	$5.9	$(1.8)	$4.1

The Company’s equity investment, International Component Supply LTDA, was reviewed for impairment during the first quarter of 2011. This equity investment was written down to its fair value of $4.1 million, resulting in an impairment charge of $1.8 million recognized in other expense, net during the first quarter of 2011. The fair value of this investment was based on the estimated sales proceeds to be received from a third party if the Company were to sell its interest in the joint venture.
Financial Instruments
The carrying value of cash and cash equivalents, accounts receivable, commercial paper, short-term borrowings and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $487.7 million and $468.7 million at March 31, 2011 and December 31, 2010, respectively. The carrying value of this debt was $438.4 million and $430.4 million at March 31, 2011 and December 31, 2010, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Introduction
The Timken Company engineers, manufactures, sells and services highly engineered anti-friction bearings and assemblies, high-quality alloy steels and aerospace power transmission systems, as well as provides a broad spectrum of related products and services. The Company operates under four operating segments: (1) Mobile Industries; (2) Process Industries; (3) Aerospace and Defense; and (4) Steel. The following is a description of the Company’s segments:
•	Mobile Industries provides bearings, power transmission components and related products and services to original equipment manufacturers and suppliers of agricultural, construction and mining equipment, passenger cars, light trucks, medium and heavy-duty trucks, rail cars and locomotives, as well as to automotive and heavy truck aftermarket distributors.

•	Process Industries provides bearings, power transmission components and related products and services to original equipment manufacturers and suppliers of power transmission, energy and heavy industries machinery and equipment. This includes rolling mills, cement and aggregate processing equipment, paper mills, sawmills, printing presses, cranes, hoists, drawbridges, wind energy turbines, gear drives, drilling equipment, coal conveyors, coal crushers and food processing equipment. The segment also serves the aftermarket through its global network of authorized industrial distributors.

•	Aerospace and Defense provides bearings, helicopter transmission systems, rotor head assemblies, turbine engine components, gears and other precision flight-critical components for commercial and military aviation applications and also provides aftermarket services, including repair and overhaul of engines, transmissions and fuel controls, as well as aerospace bearing repair and component reconditioning. Additionally, this segment manufactures precision bearings, higher-level assemblies and sensors for equipment manufacturers of health and positioning control equipment.

•	Steel produces more than 450 grades of carbon and alloy steel, which are sold in both solid and tubular sections in a variety of chemistries, lengths and finishes. The segment’s metallurgical expertise and operational capabilities result in solutions for the automotive, industrial and energy sectors. Timken® specialty steels feature prominently in a wide variety of end products including oil country drill pipe, bits and collars; gears, hubs, axles, crankshafts and connecting rods; bearing races and rolling elements, and bushings, fuel injectors and wind energy shafts.
The Company’s strategy balances corporate aspirations for sustained growth and a determination to optimize the Company’s existing portfolio of business, with the objective of generating strong profits and cash flows.
Specifically, the growth element of the strategy addresses differentiation and expansion.
•	For differentiation, the Company undertakes investments in new technologies to enhance existing products and services or to create new products that capture value for its customers. The Company recently broadened its product offering by introducing new housed bearings, adding to its spherical and cylindrical bearing line, developing new products and services for the wind energy market sector and introducing several new grades of steel.

•	Regarding expansion, the Company’s strategy is to grow in attractive sectors, with particular emphasis on those industrial markets that test the limits of the Company’s products and create significant aftermarket, thereby providing a lifetime of opportunity in both product sales and services. The Company’s strategy also encompasses expanding its portfolio in new geographic spaces, with an emphasis in Asia. The Company’s acquisition strategy is directed at complementing its existing portfolio and expanding the Company’s market position.
Simultaneously, the Company works to optimize its existing business with specific initiatives aimed at transformation and execution. This includes transforming the overall portfolio of businesses and products to create further value and profitability, which can include addressing or repositioning underperforming product lines and segments, revising market sector or geographic strategies and divesting non-strategic assets. The Company drives execution by embracing a continuous improvement culture that is charged with lowering costs, increasing efficiency, encouraging organizational agility and building greater brand equity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following items highlight the more recent significant strategic accomplishments:
•	In April 2011, the Company announced it will increase its annual steelmaking capacity by 120,000 tons across its steel manufacturing facilities in Canton, Ohio. The Company is achieving this boost through a series of improvements at its Harrison Steel Plant. Additional investments and crew additions will enable a further increase in output and will allow the Company to optimize production loads between its Harrison and Faircrest plants. The changes will effectively create new capacity at both of these steel facilities to support growing demand for finished bar products and billets for tubing product which serve customers in the global industrial; oil and gas; and mobile markets.

•	During the first quarter of 2011, the Company began expanding three of its Process Industries plants in Asia. The three plants are located in Chennai, India and Wuxi and Xiangtan, China. The Company expects to investment approximately $50 million for these expansions.

•	In February 2011, the Company announced a $35 million investment to install a high-volume, in-line forge press at its Faircrest rolling mill facility in Canton, Ohio. Slated to begin operation in early 2013, the addition of the in-line forge press is expected to generate value by increasing capacity, lowering costs through improved yield, expanding product capabilities to meet ultrasonic specifications that are more demanding and reducing cycle times for larger products.
Financial Overview:
Overview:

	1Q 2011	1Q 2010	$ Change	% Change

Net sales	$1,254.1	$913.7	$340.4	37.3%
Income from continuing operations	113.8	28.7	85.1	296.5%
Income from discontinued operations	—	0.3	(0.3)	(100.0)%
Income attributable to noncontrolling interest	1.1	0.4	0.7	175.0%
Net income attributable to The Timken Company	112.7	28.6	84.1	294.1%
Diluted earnings per share	$1.13	$0.29	$0.84	289.7%
Average number of shares — diluted	98,895,826	96,861,401	—	2.1%

The Timken Company reported net sales for the first quarter of 2011 of $1.3 billion, compared to $913.7 million in the first quarter of 2010, an increase of 37.3%. Higher sales were driven by strong demand from all business segments except the Aerospace and Defense segment, as well as higher surcharges and pricing. For the first quarter of 2011, net income per diluted share was $1.13 compared to $0.29 per diluted share for the first quarter of 2010.
The Company’s first quarter results reflect the continued improvement in the end market sectors served by the Mobile Industries and Steel segments, as well as the industrial distribution channel within the Process Industries segment. In addition, the first quarter results reflect higher surcharges and improved manufacturing performance, partially offset by lower demand from aerospace markets, higher raw material costs and higher expense related to incentive compensation plans. Results for the first quarter of 2010 reflect a one-time charge of $21.6 million to record the deferred tax impact of U.S. health care legislation enacted in March 2010.
Outlook
The Company’s outlook for 2011 reflects continued improvement in the global economy following the recovery in 2010. The Company expects higher sales of approximately 20% to 25%, primarily driven by stronger sales in all segments. The Company expects to leverage sales growth to drive improved operating performance. However, the strengthening margins will be partially offset by slightly higher selling, general and administrative expenses to support the higher sales.
From a liquidity standpoint, the Company expects to generate cash from operations of approximately $390 million in 2011, which is an increase of approximately 25% over 2010, driven primarily by higher operating margins. Pension contributions are expected to be approximately $170 million in 2011, compared to $230 million in 2010. The Company expects to increase capital expenditures to $220 million in 2011, compared to $115 million in 2010. Dividends are also expected to increase to approximately $70 million in 2011, compared to $51 million in 2010, reflecting the full-year impact of the current quarterly dividend rate of $0.18 per share.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The Statement of Income
Sales by Segment:

	1Q 2011	1Q 2010	$ Change	% Change

Mobile Industries	$442.9	$367.5	$75.4	20.5%
Process Industries	284.1	205.9	78.2	38.0%
Aerospace and Defense	79.1	92.1	(13.0)	(14.1)%
Steel	448.0	248.2	199.8	80.5%

Total Company	$1,254.1	$913.7	$340.4	37.3%

Net sales for the first quarter of 2011 increased $340.4 million, or 37.3%, compared to the first quarter of 2010, primarily due to higher volume of approximately $210 million across all business segments except the Aerospace and Defense segment, higher surcharges of approximately $75 million and higher pricing and favorable sales mix of approximately $55 million.
Gross Profit:

	1Q 2011	1Q 2010	$ Change	Change

Gross profit	$333.3	$222.7	$110.6	49.7%
Gross profit % to net sales	26.6%	24.4%	—	220 bps

Gross profit margin increased in the first quarter of 2011 compared to the first quarter of 2010 primarily due to the impact of higher sales volume of approximately $85 million, the timing of surcharges of approximately $75 million and higher pricing and favorable sales mix of approximately $50 million, partially offset by higher raw material and logistics costs of approximately $100 million.
Selling, General and Administrative Expenses:

	1Q 2011	1Q 2010	$ Change	Change

Selling, general and administrative expenses	$150.3	$133.0	$17.3	13.0%
Selling, general and administrative expenses % to net sales	12.0%	14.6%	—	(260) bps

The increase in selling, general and administrative expenses of $17.3 million in first quarter of 2011, compared to the first quarter of 2010, was primarily due to higher expenses related to incentive compensation plans of approximately $6 million, with the remainder of the increase relating to higher employee and professional costs.
Impairment and Restructuring Charges:

	1Q 2011	1Q 2010	$ Change

Severance and related benefit costs	$1.1	$5.0	$(3.9)
Exit costs	—	0.5	(0.5)

Total	$1.1	$5.5	$(4.4)

The decrease in impairment and restructuring charges of $4.4 million in the first quarter of 2011, compared to the first quarter of 2010, was primarily due to the completion of most of the Company’s major restructuring programs. In the first quarter of 2010, the Company recorded $5.0 million of severance and related benefits costs primarily due to restructuring programs that began in 2009 to realign its organization to improve efficiency and reduce costs as a result of the economic downturn. These programs included both selling and administrative cost reductions, as well as manufacturing workforce reductions.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Interest Expense and Income:

	1Q 2011	1Q 2010	$ Change	% Change

Interest expense	$9.8	$9.6	$0.2	2.1%
Interest income	$(1.5)	$(0.6)	$(0.9)	(150.0)%

Interest expense for the first quarter of 2011 increased slightly compared to the first quarter of 2010, primarily due to higher debt levels at non-U.S. affiliates. Interest income for the first quarter of 2011 increased compared to the same period in the prior year, primarily due to higher invested cash balances.
Other Expense:

	1Q 2011	1Q 2010	$ Change	% Change

Other expense, net	$2.4	$0.6	$1.8	300.0%

Other expense, net for the first quarter of 2011 increased compared to the same period in the prior year primarily due to an impairment loss on an equity investment of $1.8 million. The Company recorded the impairment loss as a result of the carrying value of this investment exceeding its expected future cash flows.
Income Tax Expense:

	1Q 2011	1Q 2010	$ Change	Change

Income Tax Expense:	$57.4	$45.9	$11.5	25.1%
Effective tax rate	33.5%	61.5%	—	(2,800)bps

The decrease in the effective tax rate in the first quarter of 2011, compared to the first quarter of 2010, was primarily due to a $21.6 million charge to income tax expense to record the deferred tax impact of the U.S. Patient Protection and Affordable Care Act (as amended) enacted in the first quarter of 2010.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Business Segments:
Effective January 1, 2011, the primary measurement used by management to measure the financial performance of each segment was EBIT (earnings before interest and taxes). Prior to January 1, 2011, the primary measurement used by management to measure the financial performance of each segment was adjusted EBIT (earnings before interest and taxes, excluding the effect of impairment and restructuring, manufacturing rationalization and integration charges, one-time gains or losses on disposal of non-strategic assets, allocated receipts received or payments made under the U.S. Continued Dumping Subsidy Offset Act (CDSOA) and gains and losses on the dissolution of subsidiaries). The change in 2011 was primarily due to the completion of most of the Company’s previously-announced restructuring initiatives. Segment results for 2010 have been reclassified to conform to the 2011 presentation of segments. Refer to Note 13 — Segment Information in the Notes to the Consolidated Financial Statements for the reconciliation of EBIT by segment to consolidated income before income taxes.
The presentations of segment results below include a reconciliation of the changes in net sales for each segment reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions made in 2010 and currency exchange rates. The effects of acquisitions and currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period. During the third quarter of 2010, the Company completed the acquisition of QM Bearings and Power Transmission, Inc. (QM Bearings). QM Bearings is part of the Process Industries segment. During the fourth quarter of 2010, the Company completed the acquisition of City Scrap and Salvage Co. (City Scrap). City Scrap is part of the Steel segment. The year 2010 represents the base year for which the effects of currency are measured; as such, currency is assumed to be zero for 2010.
Mobile Industries Segment:

	1Q 2011	1Q 2010	$ Change	Change

Net sales, including intersegment sales	$443.0	$367.5	$75.5	20.5%
EBIT	$68.0	$39.6	$28.4	71.7%
EBIT margin	15.3%	10.8%	—	450 bps

	1Q 2011	1Q 2010	$ Change	% Change

Net sales, including intersegment sales	$443.0	$367.5	$75.5	20.5%
Currency	5.7	—	5.7	NM

Net sales, excluding the impact of currency	$437.3	$367.5	$69.8	19.0%

The Mobile Industries segment’s net sales, excluding the effects of currency-rate changes, increased 19.0% for the first quarter of 2011, compared to the first quarter of 2010, primarily due to higher volume of approximately $60 million, as well as higher pricing and a favorable sales mix of approximately $10 million. The sales increases were seen across most market sectors, led by a 52% increase in off-highway, a 44% increase in rail and a 23% increase in heavy truck. EBIT was higher in the first quarter of 2011 compared to the first quarter of 2010, primarily due to higher volume of approximately $20 million and better manufacturing utilization of approximately $20 million, partially offset by higher logistics costs of approximately $10 million.
The Mobile Industries segment’s sales are expected to increase by 10 to 15 percent in 2011, compared to 2010, primarily due to higher demand across most of the Mobile Industries’ market sectors, led by increases in off-highway, rail and heavy truck, partially offset by lower light vehicle demand. EBIT for the Mobile Industries segment is expected to increase primarily due to slightly higher volume, as well as better manufacturing utilization.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Process Industries Segment:

	1Q 2011	1Q 2010	$ Change	Change

Net sales, including intersegment sales	$285.0	$206.6	$78.4	37.9%
EBIT	$66.7	$24.1	$42.6	176.8%
EBIT margin	23.4%	11.7%	—	1,170 bps

	1Q 2011	1Q 2010	$ Change	% Change

Net sales, including intersegment sales	$285.0	$206.6	$78.4	37.9%
Acquisitions	5.5	—	5.5	NM
Currency	3.7	—	3.7	NM

Net sales, excluding the impact of acquisitions and currency	$275.8	$206.6	$69.2	33.5%

The Process Industries segment’s net sales, excluding the effects of acquisitions and currency-rate changes, increased 33.5% in the first quarter of 2011 compared to the same period in the prior year, primarily due to higher volume of approximately $60 million, as well as higher pricing and a favorable sales mix of approximately $10 million. The higher sales were primarily due to an approximately 50% increase to industrial distributors. EBIT was higher in the first quarter of 2011, compared to the first quarter of 2010, primarily due to the impact of higher volumes of approximately $30 million, as well as higher pricing and a favorable sales mix of approximately $10 million.
The Company expects the Process Industries segment’s sales to increase by 20% to 25% in 2011 compared to 2010. The increase in sales reflects strengthening global industrial distribution, growth in Asia and sales from new product lines. EBIT for 2011 is expected to be higher than 2010, as a result of increased volume.
Aerospace and Defense Segment:

	1Q 2011	1Q 2010	$ Change	Change

Net sales, including intersegment sales	$79.1	$92.1	$(13.0)	(14.1)%
EBIT	$2.2	$11.9	$(9.7)	(81.5)%
EBIT margin	2.8%	12.9%	—	(1,010)bps

	1Q 2011	1Q 2010	$ Change	% Change

Net sales, including intersegment sales	$79.1	$92.1	$(13.0)	(14.1)%
Currency	0.4	—	0.4	NM

Net sales, excluding the impact of currency	$78.7	$92.1	$(13.4)	(14.5)%

The Aerospace and Defense segment’s net sales, excluding the impact of currency-rate changes, decreased 14.5% in the first quarter of 2011, compared to the first quarter of 2010, primarily due to a decrease in volume of approximately $15 million. The decrease in volume was driven by reduced demand from the defense sector as the Aerospace and Defense segment continues to experience softening that began in the middle of 2009. Profitability for the first quarter of 2011 compared to the first quarter of 2010 declined primarily due to lower volume.
The Company expects the Aerospace and Defense segment to see an increase in sales of approximately 5% to 10% as a result of strengthening in the commercial aerospace and health and positioning control market sectors, partially offset by continued weakness in the general aviation and defense market sectors. EBIT for 2011 is expected to increase from 2010 levels as a result of higher commercial aerospace demand, partially offset by weakness in defense demand.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Steel Segment:

	1Q 2011	1Q 2010	$ Change	Change

Net sales, including intersegment sales	$481.5	$270.3	$211.2	78.1%
EBIT	$60.0	$19.9	$40.1	201.5%
EBIT margin	12.5%	7.4%	—	510 bps

	1Q 2011	1Q 2010	$ Change	% Change

Net sales, including intersegment sales	$481.5	$270.3	$211.2	78.1%
Acquisitions	1.8	—	1.8	NM
Currency	0.3	—	0.3	NM

Net sales, excluding the impact of acquisitions and currency	$479.4	$270.3	$209.1	77.4%

The Steel segment’s net sales for the first quarter of 2011, excluding the effect of acquisitions and currency-rate changes, increased 77.4% compared to the first quarter of 2010 primarily due to higher volume across all market sectors of approximately $100 million and higher surcharges in the first quarter of 2011 compared to the first quarter of 2010. The higher volume was primarily driven by increases in oil and gas demand and industrial demand. Surcharges increased to $133.3 million in the first quarter of 2011 from $59.5 million in the first quarter of 2010. Surcharges are a pricing mechanism that the Company uses to recover scrap steel, energy and certain alloy costs, which are derived from published monthly indices. The average scrap index for the first quarter of 2011 was $476 per ton compared to $416 per ton for the first quarter of 2010. Steel shipments for the first quarter of 2011 were approximately 330,000 tons compared to 218,000 tons for the first quarter 2010, an increase of approximately 51%. The Steel segment’s average selling price, including surcharges, was $1,459 per ton for the first quarter of 2011 compared to an average selling price of $1,239 per ton in the first quarter of 2010. The increase in the average selling prices was primarily the result of higher surcharges and a favorable sales mix. The higher surcharges were the result of higher market prices for certain input raw materials, especially scrap steel, nickel and molybdenum.
The Steel segment’s EBIT increased $40.1 million in the first quarter of 2011 compared to the first quarter of 2010, primarily due to the timing of surcharges of approximately $75 million, the impact of higher sales volume of approximately $40 million, a favorable sales mix of approximately $20 million and higher pricing of approximately $15 million, partially offset by the impact of higher raw materials costs of approximately $90 million and unfavorable manufacturing utilization of approximately $15 million. Raw material costs consumed in the manufacturing process, including scrap steel, alloys and energy, increased 33% in the first quarter of 2011 over the comparable period in the prior year to an average cost of $503 per ton.
The Company expects the Steel segment to see a 35% to 40% increase in sales for 2011, compared to 2010, due to higher volume and higher average selling prices. The higher average selling prices are driven by higher surcharges as scrap steel and alloy prices are expected to increase in 2011. The Company expects stronger demand across most market sectors, primarily driven by a 70% increase in oil and gas market sectors and a 20% increase in industrial market sectors. The Company expects the Steel segment’s EBIT to increase in 2011, compared to 2010, primarily due to the stronger demand, higher average selling prices and favorable sales mix, partially offset by higher raw material costs. Scrap, alloy and energy costs are expected to increase in the near term from current levels as global industrial production improves and then levels off.
Corporate:

	1Q 2011	1Q 2010	$ Change	Change

Corporate expenses	$18.0	$14.4	$3.6	25.0%
Corporate expenses % to net sales	1.4%	1.6%	—	(20) bps

Corporate expenses increased for the first quarter of 2011 compared to the same period in 2010 primarily due to higher performance-based compensation of $2.5 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The Balance Sheet
Total assets as shown on the Consolidated Balance Sheets at March 31, 2011 were essentially flat compared to December 31, 2010. The following discussion is a comparison of the Consolidated Balance Sheets at March 31, 2011 and December 31, 2010.
Current Assets:

	March 31,	Dec. 31,
	2011	2010	$ Change	% Change

Cash and cash equivalents	$637.6	$877.1	$(239.5)	(27.3)%
Restricted cash	4.8	—	4.8	NM
Accounts receivable, net	672.5	516.6	155.9	30.2%
Inventories, net	917.5	828.5	89.0	10.7%
Deferred income taxes	100.4	100.4	—	—
Deferred charges and prepaid expenses	14.3	11.3	3.0	26.5%
Other current assets	70.3	65.3	5.0	7.7%

Total current assets	$2,417.4	$2,399.2	$18.2	0.8%

Refer to the Consolidated Statement of Cash Flows for a discussion of the decrease in cash and cash equivalents. Refer to Note 5 — Financing Arrangements for discussion of restricted cash. Accounts receivable, net increased as a result of the higher sales in the first quarter of 2011, compared to the fourth quarter of 2010. Inventories increased primarily to support higher sales and expected future demand.
Property, Plant and Equipment — Net:

	March 31,	Dec. 31,
	2011	2010	$ Change	% Change

Property, plant and equipment	$3,484.5	$3,454.0	$30.5	0.9%
Less: allowances for depreciation	(2,233.6)	(2,186.3)	(47.3)	(2.2)%

Property, plant and equipment — net	$1,250.9	$1,267.7	$(16.8)	(1.3)%

The decrease in property, plant and equipment — net in the first quarter of 2011 was primarily due to current-year depreciation expense exceeding capital expenditures, partially offset by the impact of foreign currency translation.
Other Assets:

	March 31,	Dec. 31,
	2011	2010	$ Change	% Change

Goodwill	$225.9	$224.4	$1.5	0.7%
Other intangible assets	127.1	129.2	(2.1)	(1.6)%
Deferred income taxes	116.3	121.5	(5.2)	(4.3)%
Other non-current assets	43.0	38.4	4.6	12.0%

Total other assets	$512.3	$513.5	$(1.2)	(0.2)%

The decrease in other intangible assets was primarily due to current-year amortization.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Current Liabilities:

	March 31,	Dec. 31,
	2011	2010	$ Change	% Change

Short-term debt	$31.2	$22.4	$8.8	39.3%
Accounts payable	320.9	263.5	57.4	21.8%
Salaries, wages and benefits	174.9	233.4	(58.5)	(25.1)%
Income taxes payable	47.2	14.0	33.2	237.1%
Deferred income taxes	0.8	0.7	0.1	14.3%
Other current liabilities	160.3	176.3	(16.0)	(9.1)%
Current portion of long-term debt	7.9	9.6	(1.7)	(17.7)%

Total current liabilities	$743.2	$719.9	$23.3	3.2%

The increase in short-term debt was primarily due to increased net borrowings by the Company’s foreign subsidiaries under lines of credit due to higher seasonal working capital requirements. The increase in accounts payable was primarily due to higher volumes. The decrease in accrued salaries, wages and benefits was the result of the payout of the 2010 performance-based compensation. The increase in the income taxes payable was primarily due to the current-year provision for income taxes, partially offset by income tax payments in 2011.
Non-Current Liabilities:

	March 31,	Dec. 31,
	2011	2010	$ Change	% Change

Long-term debt	$483.3	$481.7	$1.6	0.3%
Accrued pension cost	241.0	394.5	(153.5)	(38.9)%
Accrued postretirement benefits cost	529.4	531.2	(1.8)	(0.3)%
Deferred income taxes	6.2	6.0	0.2	3.3%
Other non-current liabilities	111.2	105.3	5.9	5.6%

Total non-current liabilities	$1,371.1	$1,518.7	$(147.6)	(9.7)%

The decrease in accrued pension cost was primarily due to the Company’s contributions of approximately $155 million to its defined benefit plans during the first quarter of 2011.
Shareholders’ Equity:

	March 31,	Dec. 31,
	2011	2010	$ Change	% Change

Common stock	$933.9	$934.8	$(0.9)	(0.1)%
Earnings invested in the business	1,721.5	1,626.4	95.1	5.8%
Accumulated other comprehensive loss	(585.1)	(624.7)	39.6	6.3%
Treasury shares	(22.2)	(11.5)	(10.7)	(93.0)%
Noncontrolling interest	18.2	16.8	1.4	8.3%

Total shareholders’ equity	$2,066.3	$1,941.8	$124.5	6.4%

Earnings invested in the business increased in the first quarter of 2011 by net income of $112.7 million, partially offset by dividends declared of $17.6 million. The decrease in accumulated other comprehensive loss was primarily due to the effect of foreign currency translation adjustments of $33.0 million due to the weakening of the U.S. dollar relative to other currencies, such as the Euro and the Romanian lei. See “Foreign Currency” for further discussion regarding the impact of foreign currency translation. Treasury shares increased in the first quarter of 2011 as a result of the Company repurchasing stock under its 2006 common stock purchase plan.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Cash Flows:

	March 31,	March 31,
	2011	2010	$ Change

Net cash used by operating activities	$(197.6)	$(13.9)	$(183.7)
Net cash used by investing activities	(32.2)	(15.1)	(17.1)
Net cash used by financing activities	(23.9)	(10.7)	(13.2)
Effect of exchange rate changes on cash	14.2	(6.5)	20.7

Decrease in cash and cash equivalents	$(239.5)	$(46.2)	$(193.3)

Net cash from operating activities used cash of $197.6 million in the first quarter of 2011, after using cash of $13.9 million in the first quarter of 2010. The change in cash from operating activities was primarily due to higher cash used for working capital items, particularly accounts receivable, inventories and accrued expenses, as well as higher pension contributions and other postretirement benefit payments, partially offset by higher net income. Accounts receivable used cash of $149.6 million in the first quarter of 2011, after using cash of $82.1 million in the first quarter of 2010. Inventories used cash of $80.4 million in the first quarter of 2011, after using cash of $22.5 million in the first quarter of 2010. Accounts receivable and inventories increased in the first quarter of 2011, primarily due to higher volumes compared to the first quarter of 2010. Accrued expenses used cash of $81.0 million in the first quarter of 2011, after using cash of $7.8 million in the first quarter of 2010 due to the payout of the 2010 performance-based compensation in 2011. Pension contributions and other postretirement benefit payments were $166.0 million for the first quarter of 2011, compared to $118.7 million for the first quarter of 2010. Net income increased $84.1 million in the first quarter of 2011 compared to the first quarter of 2010.
The net cash used by investing activities of $32.2 million for the first three months of 2011 increased from the same period in 2010 primarily due to an increase in net investments of $13.3 million and a $6.1 million increase in capital expenditures in the current year. The Company expects to increase capital expenditures by approximately 90% in 2011 compared to the 2010 level.
The net cash flows from financing activities used cash of $23.9 million in the first quarter of 2011, after using cash of $10.7 million in the first quarter of 2010, as a result of an increase in the Company’s repurchases of Company stock of $11.3 million and higher cash dividends paid to shareholders of $8.9 million. These uses of cash were partially offset by higher net proceeds from stock option exercises during the first quarter of 2011 compared to the first quarter of 2010.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Liquidity and Capital Resources
At March 31, 2011, cash and cash equivalents of $637.6 million exceeded total debt of $522.4 million. At December 31, 2010, cash and cash equivalents of $877.1 million exceeded total debt of $513.7 million. The net debt to capital ratio was a negative 5.9% and 23.0%, respectively, at March 31, 2011 and December 31, 2010.
Reconciliation of total debt to net debt and the ratio of net debt to capital:
Net Debt:

	March 31,	Dec. 31,
	2011	2010

Short-term debt	$31.2	$22.4
Current portion of long-term debt	7.9	9.6
Long-term debt	483.3	481.7

Total debt	522.4	513.7
Less: cash and cash equivalents	(637.6)	(877.1)

Net (cash) debt	$(115.2)	$(363.4)

Ratio of Net Debt to Capital:

	March 31,	Dec. 31,
	2011	2010

Net (cash) debt	$(115.2)	$(363.4)
Shareholders’ equity	2,066.3	1,941.8

Net (cash) debt + shareholders’ equity (capital)	$1,951.1	$1,578.4

Ratio of net (cash) debt to capital	(5.9)%	(23.0)%

The Company presents net (cash) debt because it believes net (cash) debt is more representative of the Company’s financial position.
At March 31, 2011, the Company had no outstanding borrowings under its two-year Accounts Receivable Securitization Financing Agreement (Asset Securitization Agreement), which provides for borrowings up to $150 million, subject to certain borrowing base limitations, and is secured by certain domestic trade receivables of the Company. The Company had full availability under the Asset Securitization Agreement as of March 31, 2011.
At March 31, 2011, the Company had no outstanding borrowings under its $500 million Amended and Restated Credit Agreement (Senior Credit Facility), but had letters of credit outstanding totaling $17.2 million, which reduced the availability under the Senior Credit Facility to $482.8 million. The Senior Credit Facility matures on July 10, 2012. Under the Senior Credit Facility, the Company has three financial covenants: a consolidated leverage ratio; a consolidated interest coverage ratio; and a consolidated minimum tangible net worth test. At March 31, 2011, the Company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.75 to 1.0. As of March 31, 2011, the Company’s consolidated leverage ratio was 0.68 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 4.0 to 1.0. As of March 31, 2011, the Company’s consolidated interest coverage ratio was 22.03 to 1.0. As of March 31, 2011, the Company’s consolidated tangible net worth exceeded the minimum required amount by a significant margin. Refer to Note 6 — Financing Arrangements in the Notes to the Consolidated Financial Statements for further discussion.
The interest rate under the Senior Credit Facility is based on the Company’s consolidated leverage ratio. In addition, the Company pays a facility fee based on the consolidated leverage ratio multiplied by the aggregate commitments of all of the lenders under this agreement.
Other sources of liquidity include lines of credit for certain of the Company’s foreign subsidiaries, which provide for borrowings up to $327.7 million. The majority of these lines are uncommitted. At March 31, 2011, the Company had borrowings outstanding of $51.1 million and guarantees of $2.7 million, which reduced the availability under these facilities to $273.9 million.

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
The Company expects to remain in compliance with its debt covenants. However, the Company may need to limit its borrowings under the Senior Credit Facility or other facilities in order to remain in compliance. As of March 31, 2011, the Company could have borrowed the full amounts available under the Senior Credit Facility and Asset Securitization Agreement, and would have still been in compliance with its debt covenants.
The Company expects to generate cash from operations of $390 million in 2011, an improvement of approximately $75 million over 2010 levels, as the Company continues to experience improved operating margins. In addition, the Company expects to increase capital expenditures by approximately 90% in 2011, compared to 2010. The Company also expects to make approximately $170 million in pension contributions in 2011, compared to $230 million in 2010, of which $155 million has been contributed to date.
Financing Obligations and Other Commitments
During the first three months of 2011, the Company made contributions of approximately $155 million to its defined benefit pension plans. The Company currently expects to make cash contributions of approximately $170 million, over $150 million of which is discretionary, to its global defined benefit pension plans in 2011. The Company may consider making additional discretionary contributions to either its defined benefit pension plans or its postretirement benefit plans during 2011. Returns for the Company’s global defined benefit pension plan assets in 2010 were significantly above the expected rate-of-return assumption of 8.75 percent due to broad increases in global equity markets. These favorable returns positively impacted the funded status of the plans at the end of 2010 and are expected to result in lower pension expense and required pension contributions over the next several years. However, the impact of these favorable returns will be partially offset by the impact of the lower discount rate for expense in 2011, compared to 2010. Returns for the Company’s U.S. defined benefit plan pension assets for the first three months of 2011 were approximately 3%, due to the continued strong performance in the global equity markets.
During the first quarter of 2011, the Company purchased 500,000 shares of common stock for approximately $25.3 million under the Company’s 2006 common stock purchase plan. This plan authorizes the Company to buy, in the open market or in privately negotiated transactions, up to four million shares of common stock, which are to be held as treasury shares and used for specified purposes, up to an aggregate of $180 million. The authorization expires on December 31, 2012. As of March 31, 2011, the Company has purchased 1.5 million shares of its common stock for an aggregate amount of approximately $54.6 million under this plan.
The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.
Critical Accounting Policies and Estimates:
The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company reviews its critical accounting policies throughout the year. The Company has concluded that there have been no changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2010, during the three months ended March 31, 2011.
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
Foreign currency exchange losses included in the Company’s operating results for the three months ended March 31, 2011 were $2.2 million, compared to a loss of $1.6 million during the three months ended March 31, 2010. For the three months ended March 31, 2011, the Company recorded a positive non-cash foreign currency translation adjustment of $33.0 million that increased shareholders’ equity, compared to a negative non-cash foreign currency translation adjustment of $13.2 million that decreased shareholders’ equity for the three months ended March 31, 2010. The foreign currency translation adjustment for the three months ended March 31, 2011 was positively impacted by the weakening of the U.S. dollar relative to other currencies, such as the Euro and the Romanian lei.

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
Certain statements set forth in this document and in the Company’s 2010 Annual Report to Shareholders (including the Company’s forecasts, beliefs and expectations) that are not historical in nature are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management’s Discussion and Analysis contain numerous forward-looking statements. The Company cautions readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of the Company due to a variety of important factors, such as:
a)	deterioration in world economic conditions, including additional adverse effects from the global economic slowdown, terrorism or hostilities. This includes, but is not limited to, political risks associated with the potential instability of governments and legal systems in countries in which the Company or its customers conduct business, and changes in currency valuations;

b)	the effects of fluctuations in customer demand on sales, product mix and prices in the industries in which the Company operates. This includes the ability of the Company to respond to the rapid changes in customer demand, the effects of customer bankruptcies or liquidations, the impact of changes in industrial business cycles and whether conditions of fair trade continue in the U.S. markets;

c)	competitive factors, including changes in market penetration, increasing price competition by existing or new foreign and domestic competitors, the introduction of new products by existing and new competitors and new technology that may impact the way the Company’s products are sold or distributed;

d)	changes in operating costs. This includes: the effect of changes in the Company’s manufacturing processes; changes in costs associated with varying levels of operations and manufacturing capacity; higher cost and availability of raw materials and energy; the Company’s ability to mitigate the impact of fluctuations in raw materials and energy costs and the operation of the Company’s surcharge mechanism; changes in the expected costs associated with product warranty claims; changes resulting from inventory management and cost reduction initiatives and different levels of customer demands; the effects of unplanned work stoppages; and changes in the cost of labor and benefits;

e)	the success of the Company’s operating plans; the ability of acquired companies to achieve satisfactory operating results; and the Company’s ability to maintain appropriate relations with unions that represent Company associates in certain locations in order to avoid disruptions of business;

f)	unanticipated litigation, claims or assessments. This includes, but is not limited to, claims or problems related to intellectual property, product liability or warranty, environmental issues, and taxes;

g)	changes in worldwide financial markets, including availability of financing and interest rates, which affect: the Company’s cost of funds and/or ability to raise capital; the Company’s pension obligations and investment performance; and/or customer demand and the ability of customers to obtain financing to purchase the Company’s products or equipment that contain the Company’s products; and

h)	those items identified under Item 1A. Risk Factors in the Annual Report on Form 10-K for the year ended December 31, 2010.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Refer to information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. Furthermore, a discussion of market risk exposures is included in Part II, Item 7A. Quantitative and Qualitative Disclosure about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes in reported market risk since the inclusion of this discussion in the Company’s Annual Report on Form 10-K referenced above.
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
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 includes a detailed discussion of our risk factors. There have been no material changes to the risk factors included the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Common Stock
The following table provides information about purchases by the Company during the quarter ended March 31, 2011 of its common stock.

			Total number	Maximum
			of shares	number of
			purchased as	shares that
			part of publicly	may yet
	Total number	Average	announced	be purchased
	of shares	price paid	plans or	under the plans
Period	purchased(1)	per share(2)	programs	or programs(3)

1/1/11 — 1/31/11	52,663	$48.74	—	3,000,000
2/1/11 — 2/28/11	568,171	50.78	382,000	2,618,000
3/1/11 — 3/31/11	118,732	48.79	118,000	2,500,000

Total	739,566	$50.32	500,000	2,500,000

(1)	The shares purchased in January, 186,171 of the shares purchased in February, and 732 of the shares purchased in March represent shares of the Company’s common stock that are owned and tendered by employees to exercise stock options, and to satisfy withholding obligations in connection with the exercise of stock options and vesting of restricted shares.

(2)	For shares tendered in connection with the vesting of restricted shares, the average price paid per share is an average calculated using the daily high and low of the Company’s common stock as quoted on the New York Stock Exchange at the time of vesting. For shares tendered in connection with the exercise of stock options, the price paid is the real-time trading stock price at the time the options are exercised.

(3)	Pursuant to the Company’s 2006 common stock purchase plan, the Company may purchase up to four million shares of common stock at an amount not to exceed $180 million in the aggregate. The Company may purchase shares under its 2006 common stock purchase plan until December 31, 2012. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share purchases or Rule 10b5-1 plans.

Item 6. Exhibits
12	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of James W. Griffith, President and Chief Executive Officer (principal executive officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Glenn A. Eisenberg, Executive Vice President — Finance and Administration (principal financial officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of James W. Griffith, President and Chief Executive Officer (principal executive officer) and Glenn A. Eisenberg, Executive Vice President — Finance and Administration (principal financial officer) of The Timken Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial statements from the quarterly report on Form 10-Q of The Timken Company for the quarter ended March 31, 2011, filed on May 2, 2011, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to the Consolidated Financial Statements tagged as blocks of text.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY
Date May 2, 2011	By /s/ James W. Griffith
James W. Griffith
President, Chief Executive Officer and Director (Principal Executive Officer)

Date May 2, 2011	By /s/ Glenn A. Eisenberg
Glenn A. Eisenberg
Executive Vice President — Finance and Administration (Principal Financial Officer)