Form 10-Q
period 2011-06-30
TIMKEN CO
filed 2011-08-04
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2011

Common Stock, without par value	98,144,509 shares

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
SIGNATURES
EX-10.1
EX-12
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
THE TIMKEN COMPANY AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

(Dollars in millions, except per share data)
Net sales	$1,329.6	$1,011.4	$2,583.7	$1,925.1
Cost of products sold	979.1	743.1	1,899.9	1,434.1

Gross Profit	350.5	268.3	683.8	491.0
Selling, general and administrative expenses	153.7	140.7	304.0	273.7
Impairment and restructuring charges	6.2	1.0	7.3	6.5

Operating Income	190.6	126.6	372.5	210.8
Interest expense	(9.3)	(10.0)	(19.1)	(19.6)
Interest income	1.4	0.9	2.9	1.5
Other income (expense), net	1.1	2.7	(1.3)	2.1

Income From Continuing Operations Before Income Taxes	183.8	120.2	355.0	194.8
Provision for income taxes	61.5	38.2	118.9	84.1

Income From Continuing Operations	122.3	82.0	236.1	110.7
Income from discontinued operations, net of income taxes	—	4.2	—	4.5

Net Income	122.3	86.2	236.1	115.2
Less: Net income attributable to noncontrolling interest	0.8	0.6	1.9	1.0

Net Income Attributable to The Timken Company	$121.5	$85.6	$234.2	$114.2

Amounts Attributable to The Timken Company’s Common Shareholders:

Income from continuing operations, net of income taxes	$121.5	$81.4	$234.2	$109.7
Income from discontinued operations, net of income taxes	—	4.2	—	4.5

Net Income Attributable to The Timken Company	$121.5	$85.6	$234.2	$114.2

Net Income per Common Share Attributable to The Timken Company’s Common Shareholders

Earnings per share — Continuing Operations	$1.24	$0.84	$2.39	$1.13
Earnings per share — Discontinued Operations	—	0.04	—	0.05

Basic earnings per share	$1.24	$0.88	$2.39	$1.18

Diluted earnings per share — Continuing Operations	$1.22	$0.84	$2.36	$1.13
Diluted earnings per share — Discontinued Operations	—	0.04	—	0.04

Diluted earnings per share	$1.22	$0.88	$2.36	$1.17

Dividends per share	$0.20	$0.13	$0.38	$0.22

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2011	2010

(Dollars in millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$632.8	$877.1
Restricted cash	4.8	—
Accounts receivable, less allowances: 2011 - $21.8 million; 2010 - $27.6 million	718.8	516.6
Inventories, net	928.9	828.5
Deferred income taxes	100.5	100.4
Deferred charges and prepaid expenses	12.4	11.3
Other current assets	72.6	65.3

Total Current Assets	2,470.8	2,399.2

Property, Plant and Equipment — Net	1,243.1	1,267.7

Other Assets
Goodwill	226.5	224.4
Other intangible assets	124.2	129.2
Deferred income taxes	68.0	121.5
Other non-current assets	42.5	38.4

Total Other Assets	461.2	513.5

Total Assets	$4,175.1	$4,180.4

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$22.9	$22.4
Accounts payable	314.6	263.5
Salaries, wages and benefits	203.1	233.4
Income taxes payable	23.5	14.0
Deferred income taxes	0.9	0.7
Other current liabilities	183.5	176.3
Current portion of long-term debt	7.4	9.6

Total Current Liabilities	755.9	719.9

Non-Current Liabilities
Long-term debt	490.6	481.7
Accrued pension cost	154.0	394.5
Accrued postretirement benefits cost	448.7	531.2
Deferred income taxes	6.2	6.0
Other non-current liabilities	113.4	105.3

Total Non-Current Liabilities	1,212.9	1,518.7

Shareholders’ Equity
Class I and II Serial Preferred Stock without par value:
Authorized - 10,000,000 shares each class, none issued	—	—
Common stock without par value:
Authorized - 200,000,000 shares
Issued (including shares in treasury) (2011 - 98,375,135 shares; 2010 - 98,153,317 shares)
Stated capital	53.1	53.1
Other paid-in capital	883.2	881.7
Earnings invested in the business	1,823.5	1,626.4
Accumulated other comprehensive loss	(559.4)	(624.7)
Treasury shares at cost (2011 - 230,626 shares; 2010 - 350,201 shares)	(11.7)	(11.5)

Total Shareholders’ Equity	2,188.7	1,925.0

Noncontrolling interest	17.6	16.8

Total Equity	2,206.3	1,941.8

Total Liabilities and Equity	$4,175.1	$4,180.4

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010

(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income attributable to The Timken Company	$234.2	$114.2
Earnings from discontinued operations	—	(4.5)
Net income attributable to noncontrolling interest	1.9	1.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93.8	95.2
Impairment charges	3.2	—
(Gain) loss on sale of assets	(0.6)	2.3
Gain on divestiture	(0.5)	—
Deferred income tax provision	42.2	17.1
Stock-based compensation expense	9.2	8.5
Pension and other postretirement expense	37.2	45.9
Pension and other postretirement benefit contributions and payments	(331.8)	(133.6)
Changes in operating assets and liabilities:
Accounts receivable	(191.7)	(103.8)
Inventories	(86.6)	(45.7)
Trade accounts payable	46.9	67.5
Other accrued expenses	(38.8)	15.4
Income taxes	19.8	66.1
Other — net	(1.3)	13.9

Net Cash (Used) Provided by Operating Activities — Continuing Operations	(162.9)	159.5
Net Cash Provided by Operating Activities — Discontinued Operations	—	4.5

Net Cash (Used )Provided By Operating Activities	(162.9)	164.0

Investing Activities
Capital expenditures	(59.6)	(39.0)
Proceeds from disposals of property, plant and equipment	5.2	0.5
Divestitures	4.8	—
Investments in short-term marketable securities	(13.3)	—
Other	1.9	1.1

Net Cash Used by Investing Activities	(61.0)	(37.4)

Financing Activities
Cash dividends paid to shareholders	(37.1)	(21.3)
Net proceeds from common share activity	23.2	19.4
Purchase of treasury shares — net	(25.3)	(29.2)
Proceeds from issuance of long-term debt	9.2	11.0
Payments on long-term debt	(3.1)	(9.0)
Short-term debt activity — net	0.1	(20.8)
Increase in restricted cash	(4.8)	—
Other	(4.1)	—

Net Cash Used by Financing Activities	(41.9)	(49.9)
Effect of exchange rate changes on cash	21.5	(36.0)

(Decrease) Increase In Cash and Cash Equivalents	(244.3)	40.7
Cash and cash equivalents at beginning of year	877.1	755.5

Cash and Cash Equivalents at End of Period	$632.8	$796.2

See accompanying Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions, except share and per share data)
Note 1 — Basis of Presentation
The accompanying Consolidated Financial Statements (unaudited) for The Timken Company (Timken or the Company) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by accounting principles generally accepted in the United States (U.S. GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to the Consolidated Financial Statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Certain amounts in the 2010 Consolidated Financial Statements have been reclassified to conform to the 2011 presentation.
Note 2 — Recently Issued Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05 Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which includes new accounting rules related to the presentation of comprehensive income. The new accounting rules require that entities present a statement of other comprehensive income within the consolidated financial statements in one of two manners: a single statement approach or a two-statement approach. The single statement approach consists of a single statement presenting the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income. The two-statement approach allows for the components of net income and total net income to be presented in a financial statement, immediately followed by another financial statement presenting the components of other comprehensive income and a total for comprehensive income. The new accounting rules are effective, on a retrospective basis, for fiscal years beginning after December 15, 2011. The adoption of the new accounting rules related to the presentation of other comprehensive income is not expected to have a material impact on the Company’s results of operations and financial condition, but it will affect how the Company reports other comprehensive income. Management is currently evaluating which presentation method to adopt after the new rules are effective.
In May 2011, the FASB issued new accounting guidance updating ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new accounting rules do not extend the use of fair value accounting; they only provide additional guidance on the application and disclosure of fair value accounting where its use is currently permitted. The new accounting rules also expand the required disclosures about fair value measurement. The provisions for the new accounting rules are effective, on a prospective basis, for interim and fiscal periods beginning after December 15, 2011. The adoption of the new accounting rules for fair value measurements is not expected to have a material impact on the Company’s results of operations and financial condition.
Note 3 — Inventories

	June 30,	December 31,
	2011	2010

Inventories, net:
Manufacturing supplies	$59.0	$57.9
Work in process and raw materials	425.9	371.9
Finished products	444.0	398.7

Inventories, net	$928.9	$828.5

An actual valuation of the inventory under the last-in, first-out (LIFO) method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. The LIFO reserve at June 30, 2011 and December 31, 2010 was $280.3 million and $264.6 million, respectively. The Company recognized an increase in its LIFO reserve of $9.7 million and $15.7 million during the second quarter and first six months of 2011 compared to an increase in its LIFO reserve of $0.5 million and $6.6 million during the second quarter and first six months of 2010.

Note 3 — Inventories (continued)
Based on current expectations of inventory levels and costs, the Company expects to recognize approximately $32 million in LIFO expense for the year ended December 31, 2011. The expected increase in the LIFO reserve for 2011 is a result of higher costs, especially scrap steel costs, as well as higher quantities. A 1.0% increase in costs would increase the current LIFO expense estimate for 2011 by approximately $5.9 million. A 1.0% increase in inventory quantities would only have a minor effect on the current LIFO expense estimate for 2011.
Note 4 — Property, Plant and Equipment
The components of property, plant and equipment were as follows:

	June 30,	December 31,
	2011	2010

Property, Plant and Equipment:
Land and buildings	$634.9	$623.2
Machinery and equipment	2,872.7	2,830.8

Subtotal	3,507.6	3,454.0
Less allowances for depreciation	(2,264.5)	(2,186.3)

Property, Plant and Equipment — net	$1,243.1	$1,267.7

At June 30, 2011 and December 31, 2010, machinery and equipment included approximately $92.9 million and $99.7 million, respectively, of capitalized software. Depreciation expense for the three months ended June 30, 2011 and 2010 was $44.1 million and $44.9 million, respectively. Depreciation expense for the six months ended June 30, 2011 and 2010 was $89.2 million and $90.2 million, respectively. Depreciation expense on capitalized software for the three months ended June 30, 2011 and 2010 was approximately $3.6 million and $5.1 million, respectively. Depreciation expense on capitalized software for the six months ended June 30, 2011 and 2010 was approximately $10.5 million and $10.4 million, respectively.
Note 5 — Goodwill and Other Intangible Assets
The change in the carrying amount of goodwill for the six months ended June 30, 2011 was as follows:

	Process	Aerospace
	Industries	and Defense	Steel	Total

Beginning Balance	$50.0	$162.3	$12.1	$224.4
Other	1.3	0.3	0.5	2.1

Total	$51.3	$162.6	$12.6	$226.5

Other primarily includes foreign currency translation adjustments.

Note 5 — Goodwill and Other Intangible Assets (continued)
The following table displays intangible assets as of June 30, 2011 and December 31, 2010:

	As of June 30, 2011			As of December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangible assets subject to amortization:

Customer relationships	$81.5	$20.8	$60.7	$82.0	$18.6	$63.4
Engineering drawings	2.0	2.0	—	2.0	2.0	—
Know-how	2.1	1.1	1.0	2.1	1.0	1.1
Industrial license agreements	0.4	0.1	0.3	0.4	0.1	0.3
Land-use rights	8.4	3.6	4.8	8.2	3.3	4.9
Patents	4.4	3.4	1.0	4.4	3.3	1.1
Technology use	38.9	7.3	31.6	39.0	6.3	32.7
Trademarks	6.0	5.1	0.9	6.0	5.0	1.0
PMA licenses	8.8	2.9	5.9	8.8	2.7	6.1
Non-compete agreements	2.7	2.1	0.6	2.7	1.9	0.8
Unpatented technology	7.6	6.4	1.2	7.6	6.0	1.6

	$162.8	$54.8	$108.0	$163.2	$50.2	$113.0

Intangible assets not subject to amortization:
Tradename	$2.0		$2.0	$2.0		$2.0
FAA air agency certificates	14.2		14.2	14.2		14.2

	$16.2		$16.2	$16.2		$16.2

Total intangible assets	$179.0	$54.8	$124.2	$179.4	$50.2	$129.2

Amortization expense for intangible assets for the three months and six months ended June 30, 2011 was $2.3 million and $4.6 million, respectively. Amortization expense for intangible assets for the three months and six months ended June 30, 2010 was $2.4 million and $4.8 million, respectively. Amortization expense for intangible assets is estimated to be approximately $9.5 million for 2011; $9.1 million in 2012; $7.6 million in 2013; $7.4 million in 2014 and $7.4 million in 2015.
Note 6 — Financing Arrangements
Short-term debt at June 30, 2011 and December 31, 2010 was as follows:

	June 30,	December 31,
	2011	2010

Variable-rate lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 2.44% to 6.72% and 2.40% to 5.10% at June 30, 2011 and December 31, 2010, respectively	$22.9	$22.4

Short-term debt	$22.9	$22.4

The lines of credit for certain of the Company’s foreign subsidiaries provide for borrowings up to $304.0 million. At June 30, 2011, the Company had borrowings outstanding of $22.9 million and guarantees of $2.8 million, which reduced the availability under these facilities to $278.3 million.

Note 6 — Financing Arrangements (continued)
The Company has a $150 million Accounts Receivable Securitization Financing Agreement (Asset Securitization Agreement), which matures November 10, 2012. Under the terms of the Asset Securitization Agreement, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary, that in turn uses the trade receivables to secure borrowings, which are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the agreement are limited to certain borrowing base calculations. Any amounts outstanding under this Asset Securitization Agreement would be reported in short-term debt on the Company’s Consolidated Balance Sheet. As of June 30, 2011, there were no outstanding borrowings under the Asset Securitization Agreement. The cost of this facility, which is the commercial paper rate plus program fees, is considered a financing cost and is included in interest expense in the Consolidated Statement of Income.
Long-term debt at June 30, 2011 and December 31, 2010 was as follows:

	June 30,	December 31,
	2011	2010

Fixed-rate Medium-Term Notes, Series A, due at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	$175.0	$175.0
Fixed-rate Senior Unsecured Notes, due September 15, 2014, with an interest rate of 6.0%	249.8	249.7
Variable-rate State of Ohio Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.18% at June 30, 2011)	12.2	12.2
Variable-rate State of Ohio Air Quality Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.47% at June 30, 2011)	9.5	9.5
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (0.47% at June 30, 2011)	17.0	17.0
Variable-rate credit facility with US Bank for Advanced Green Components, LLC, maturing on July 17, 2011 (1.35% at June 30, 2011)	6.1	8.3
Other	28.4	19.6

	498.0	491.3
Less current maturities	7.4	9.6

Long-term debt	$490.6	$481.7

On May 11, 2011, the Company entered into a $500 million Amended and Restated Credit Agreement (Senior Credit Facility). This Senior Credit Facility amended and restated the former senior credit facility, which was due to expire on July 10, 2012. The Senior Credit Facility now matures on May 11, 2016. At June 30, 2011, the Company had no outstanding borrowings under the Senior Credit Facility but had letters of credit outstanding totaling $17.2 million, which reduced the availability under the Senior Credit Facility to $482.8 million. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At June 30, 2011, the Company was in full compliance with the covenants under the Senior Credit Facility.
Advanced Green Components, LLC (AGC) is a joint venture of the Company. As of June 30, 2011, the Company had reserved cash of $4.8 million in a collateral account to secure up to $4.8 million of the indebtedness between AGC and US Bank in the event AGC defaults on its credit facility with US Bank. The $4.8 million collateral account is classified as restricted cash on the Consolidated Balance Sheet as of June 30, 2011.
Certain of the Company’s foreign subsidiaries have facilities that also provide for long-term borrowings up to $27.3 million. At June 30, 2011, the Company had borrowings outstanding of $27.1 million, which reduced the availability under these long-term facilities to $0.2 million.

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
The following is a rollforward of the warranty accruals for the six months ended June 30, 2011 and the twelve months ended December 31, 2010:

	June 30,	December 31,
	2011	2010
| |

Beginning balance, January 1	$8.0	$5.4
Expense	2.4	6.0
Payments	(0.8)	(3.4)

Ending balance	$9.6	$8.0

The product warranty accrual at June 30, 2011 and December 31, 2010 was included in other current liabilities on the Consolidated Balance Sheets.
Note 8 — Equity

		The Timken Company Shareholders
				Earnings	Accumulated
			Other	Invested	Other
		Stated	Paid-In	in the	Comprehensive	Treasury	Noncontrolling
	Total	Capital	Capital	Business	(Loss)	Stock	Interest

Balance at December 31, 2010	$1,941.8	$53.1	$881.7	$1,626.4	$(624.7)	$(11.5)	$16.8

Net income	236.1			234.2			1.9

Foreign currency translation adjustment	46.5				46.5
Pension and postretirement liability adjustment (net of the income tax benefit of $11.6 million)	18.5				18.5
Unrealized gain on marketable securities (net of the income tax benefit of $0.1 million)	0.3				0.2		0.1
Change in fair value of derivative financial instruments, net of reclassifications	0.1				0.1

Total comprehensive income	301.5
Change in ownership of noncontrolling interests	(1.2)						(1.2)
Dividends — $0.38 per share	(37.1)			(37.1)
Tax benefit from stock compensation	10.0		10.0
Stock-based compensation expense	9.2		9.2
Stock purchased at cost	(25.3)					(25.3)
Stock option exercise activity	16.3		(17.0)			33.3
Restricted shares (issued) surrendered	(0.6)		(0.7)			0.1
Shares surrendered for taxes	(8.3)					(8.3)

Balance at June 30, 2011	$2,206.3	$53.1	$883.2	$1,823.5	$(559.4)	$(11.7)	$17.6

Note 8 — Equity (continued)
The total comprehensive income for the three months ended June 30, 2011 was $148.1 million. The total comprehensive income for the three months and six months ended June 30, 2010 was $41.7 million and $88.5 million, respectively.
Note 9 — Earnings Per Share
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three months and six months ended June 30, 2011 and June 30, 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Numerator:
Income from continuing operations attributable to The Timken Company	$121.5	$81.4	$234.2	$109.7
Less: undistributed earnings allocated to nonvested stock	0.4	0.4	0.9	0.5

Income from continuing operations available to common shareholders for basic earnings per share and diluted earnings per share	$121.1	$81.0	$233.3	$109.2

Denominator:
Weighted average number of shares outstanding — basic	97,644,773	96,305,087	97,552,528	96,336,974
Effect of dilutive options	1,255,219	716,085	1,353,328	608,675

Weighted average number of shares outstanding, assuming dilution of stock options	98,899,992	97,021,172	98,905,856	96,945,649

Basic earnings per share from continuing operations	$1.24	$0.84	$2.39	$1.13

Diluted earnings per share from continuing operations	$1.22	$0.84	$2.36	$1.13

The exercise prices for certain stock options that the Company has awarded may exceed the average market price of the Company’s common stock. Such stock options are anti-dilutive and were not included in the computation of diluted earnings per share. There were no anti-dilutive stock options outstanding for the three months ended June 30, 2011 and 1,554,605 anti-dilutive stock options outstanding for the three months ended June 30, 2010. The anti-dilutive stock options outstanding were 176,500 and 1,960,955 for the six months ended June 30, 2011 and June 30, 2010, respectively.

Note 10 — Segment Information
The primary measurement used by management to measure the financial performance of each segment is EBIT (earnings before interest and taxes).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net sales to external customers:
Mobile Industries	$465.1	$400.4	$908.0	$767.9
Process Industries	307.5	211.0	591.6	416.9
Aerospace and Defense	83.5	82.7	162.6	174.8
Steel	473.5	317.3	921.5	565.5

	$1,329.6	$1,011.4	$2,583.7	$1,925.1

Intersegment sales:
Mobile Industries	$0.1	$—	$0.2	$—
Process Industries	0.8	0.6	1.7	1.3
Steel	31.6	20.8	65.1	42.9

	$32.5	$21.4	$67.0	$44.2

Segment EBIT:
Mobile Industries	$66.8	$68.6	$134.8	$108.2
Process Industries	70.3	28.3	137.0	52.4
Aerospace and Defense	3.3	6.1	5.5	18.0
Steel	72.1	43.0	132.1	62.9

Total EBIT for reportable segments	$212.5	$146.0	$409.4	$241.5

Unallocated corporate expenses	(20.4)	(17.8)	(38.4)	(32.2)
Interest expense	(9.3)	(10.0)	(19.1)	(19.6)
Interest income	1.4	0.9	2.9	1.5
Intersegment adjustments	(0.4)	1.1	0.2	3.6

Income from continuing operations before income taxes	$183.8	$120.2	$355.0	$194.8

Intersegment sales represent sales between the segments. These sales are eliminated upon consolidation.

Note 11 — Impairment and Restructuring Charges
Impairment and restructuring charges by segment are comprised of the following:
For the three months ended June 30, 2011:

	Mobile	Process	Aerospace
	Industries	Industries	& Defense	Steel	Corporate	Total
| | | | | |
Impairment charges	$0.1	$0.2	$0.1	$—	$—	$0.4
Severance expense and related benefit costs	0.2	—	—	—	—	0.2
Exit costs	5.4	0.2	—	—	—	5.6

Total	$5.7	$0.4	$0.1	$—	$—	$6.2

For the three months ended June 30, 2010:

	Mobile	Process	Aerospace
	Industries	Industries	& Defense	Steel	Corporate	Total
| | | | | |
Severance expense and related benefit costs	$(0.6)	$—	$0.8	$(0.1)	$—	$0.1
Exit costs	0.5	0.2	0.2	—	—	0.9

Total	$(0.1)	$0.2	$1.0	$(0.1)	$—	$1.0

For the six months ended June 30, 2011:

	Mobile	Process	Aerospace
	Industries	Industries	& Defense	Steel	Corporate	Total

Impairment charges	$0.1	$0.2	$0.1	$—	$—	$0.4
Severance expense and related benefit costs	0.1	—	—	—	—	0.1
Exit costs	6.6	0.2	—	—	—	6.8

Total	$6.8	$0.4	$0.1	$—	$—	$7.3

For the six months ended June 30, 2010:

	Mobile	Process	Aerospace
	Industries	Industries	& Defense	Steel	Corporate	Total

Severance expense and related benefit costs	$1.6	$1.6	$1.4	$(0.1)	$0.6	$5.1
Exit costs	0.9	0.2	0.3	—	—	1.4

Total	$2.5	$1.8	$1.7	$(0.1)	$0.6	$6.5

The following discussion explains the major impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above.

Note 11 — Impairment and Restructuring Charges (continued)
Mobile Industries
In March 2007, the Company announced the closure of its manufacturing facility in Sao Paulo, Brazil. The Company has substantially completed the closure of this facility as of June 30, 2011. Pretax costs associated with the closure could be as high as approximately $60 million, which includes restructuring costs and rationalization costs recorded in cost of products sold and selling, general and administrative expenses. The increase in costs from $40 million to $60 million was due to uncertainty around higher environmental remediation costs. Mobile Industries has incurred pretax costs of approximately $40.7 million as of June 30, 2011. During the second quarter and first six months of 2011, the Company recorded $4.9 million and $6.0 million, respectively, of exit costs associated with the closure of this facility. The exit costs were primarily related to environmental remediation costs and workers compensation claims for former associates. The Company accrues environmental remediation costs and workers compensation claims when they become probable and estimable.
Workforce Reductions
In 2009, the Company began the realignment of its organization to improve efficiency and reduce costs as a result of the economic downturn that began during the latter part of 2008. This initiative was completed in 2010. During the first six months of 2010, the Company recorded $4.8 million of severance and related benefit costs related to this initiative, which included both selling and administrative cost reductions, as well as manufacturing workforce reductions. Of the $4.8 million charge recorded during the first six months of 2010, $1.5 million related to the Mobile Industries segment, $1.3 million related to the Process Industries segment, $1.3 million related to the Aerospace and Defense segment and $0.7 million related to Corporate positions.
The following is a rollforward of the consolidated restructuring accrual for the six months ended June 30, 2011 and the twelve months ended December 31, 2010:

	June 30,	December 31,
	2011	2010
| |
Beginning balance, January 1	$22.1	$34.0
Expense	6.9	17.0
Payments	(4.2)	(28.9)

Ending balance	$24.8	$22.1

The restructuring accrual at June 30, 2011 and December 31, 2010 was included in other current liabilities on the Consolidated Balance Sheets. The accrual at June 30, 2011 included $5.6 million of severance and related benefits, which are expected to be paid by the end of 2011. The accrual for severance and related benefits at June 30, 2011 primarily related to the closure of the distribution center in Bucyrus, Ohio, which was completed during the second quarter of 2011, and the closure of the manufacturing facility in Sao Paulo, Brazil. The remainder of the restructuring accrual at June 30, 2011 primarily represented environmental exit costs, which are principally related to Sao Paulo, Brazil. As of June 30, 2011, the Company has $10.9 million reserved for environmental matters in Sao Paulo, Brazil, which is its best estimate of its environmental liability at this time. The Company adjusts environmental remediation accruals based on the best available estimate of costs to be incurred, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties. The Company’s estimated total liability for this site ranges from a minimum of $10.9 million to a maximum of $20.9 million. It is possible that the estimate may change in the near term.

Note 12 — Retirement and Postretirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s retirement and postretirement benefit plans. The amounts for the three months and six months ended June 30, 2011 are based on updated actuarial calculations prepared during the second quarter of 2011. The net periodic benefit cost recorded for the three months ended and six months ended June 30, 2011 is the Company’s best estimate of each period’s proportionate share of the amounts to be recorded for the year ended December 31, 2011.

	Pension		Postretirement
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Components of net periodic benefit cost
Service cost	$7.9	$7.0	$0.7	$0.4
Interest cost	39.6	39.3	7.5	8.4
Expected return on plan assets	(57.5)	(50.8)	(1.5)	—
Amortization of prior service cost (credit)	2.3	2.4	0.2	(0.4)
Amortization of net actuarial loss	15.2	13.7	0.5	0.7

Net periodic benefit cost	$7.5	$11.6	$7.4	$9.1

	Pension		Postretirement
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Components of net periodic benefit cost
Service cost	$16.2	$16.5	$1.2	$1.1
Interest cost	79.4	79.0	16.2	17.5
Expected return on plan assets	(107.6)	(100.1)	(2.2)	—
Amortization of prior service cost (credit)	4.7	4.7	(0.2)	(0.7)
Amortization of net actuarial loss	28.0	25.9	1.5	2.0

Net periodic benefit cost	$20.7	$26.0	$16.5	$19.9

Note 13 — Income Taxes

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Provision for income taxes	$61.5	$38.2	$118.9	$84.1
Effective tax rate	33.4%	31.8%	33.5%	43.2%

The Company’s provision for income taxes in interim periods is computed by applying the appropriate annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior year tax liabilities, are recorded during the period(s) in which they occur.
The effective tax rate for the second quarter of 2011 was lower than the U.S. Federal statutory tax rate of 35% primarily as a result of lower taxes related to non-U.S. earnings, and the net impact of other U.S. tax benefits, such as the U.S. research tax credit and U.S. manufacturing deduction, partially offset by U.S. state and local taxes and the net impact of other items.

Note 13 — Income Taxes (continued)
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
The effective tax rate for the first six months of 2011 was lower than the U.S. Federal statutory tax rate of 35% primarily as a result of lower taxes related to non-U.S. earnings, and the net impact of other U.S. tax benefits, such as the U.S. research tax credit and U.S. manufacturing deduction, partially offset by U.S. state and local taxes and the net impact of other items.
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
Note 14 — Fair Value
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
The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2011:

	Fair Value at June 30, 2011
	Total	Level 1	Level 2	Level 3
| | | |
Assets:
Cash and cash equivalents	$632.8	$632.8	$—	$—
Short-term investments	29.0	29.0	—	—
Foreign currency hedges	0.5	—	0.5	—

Total Assets	$662.3	$661.8	$0.5	$—

Liabilities:
Foreign currency hedges	$5.8	$—	$5.8	$—

Total Liabilities	$5.8	$—	$5.8	$—

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

Note 14 — Fair Value (continued)
The following table presents the fair value hierarchy for those assets measured at fair value on a nonrecurring basis for the six months ended June 30, 2011 using Level 3 inputs:

	Carrying	Fair Value
	Value	Adjustment	Fair Value

Assets held for sale:
Inventories	$4.7	$(3.2)	$1.5
Equity investments	6.9	(2.8)	4.1

Total assets held for sale	$11.6	$(6.0)	$5.6

Long-lived assets held and used:
Fixed Assets	$0.4	$(0.4)	$—

Total assets	$12.0	$(6.4)	$5.6

During the second quarter of 2011, the Company made a strategic decision to exit certain non-strategic aftermarket product lines. The Company plans to exit these product lines within twelve months. The Company wrote-down inventory with a carrying value of $4.7 million to $1.5 million, which reflects management’s best estimate of the value it would receive in a sale to a third party given the quantity and timing of the plan to exit these product lines.
The Company’s equity investment in International Component Supply LTDA (ICS) was reviewed for impairment during the first quarter of 2011. This equity investment was written down to its fair value of $4.1 million, resulting in an impairment charge of $1.8 million recognized in other expense, net for the first six months of 2011. The fair value of this investment was based on the estimated sales proceeds to be received from a third party if the Company were to sell its interest in the joint venture. During the second quarter of 2011, the Company sold its investment in ICS for $4.8 million, resulting in a gain of $0.5 million. The Company’s equity investment in Endorsia International.com (Endorsia) was also reviewed for impairment during the second quarter of 2011. This equity investment was completely written down, resulting in an impairment charge of $1.0 million recognized in other expense, net for the second quarter of 2011. The fair value of this investment was based on the estimated proceeds to be received by the parties that own Endorsia from the liquidation of this joint venture.
Financial Instruments
The carrying value of cash and cash equivalents, accounts receivable, commercial paper, short-term borrowings and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $478.8 million and $468.7 million at June 30, 2011 and December 31, 2010, respectively. The carrying value of this debt was $434.3 million and $430.4 million at June 30, 2011 and December 31, 2010, respectively.
Note 15 — Subsequent Event
In July 2011, the Company completed the acquisition of the assets of Philadelphia Gear Corp. (Philadelphia Gear), a leading provider of high-performance gear drives and components with a strong focus on value-added aftermarket capabilities in the industrial and military marine sectors, for $200 million. Based in King of Prussia, Pennsylvania and employing approximately 220 people, Philadelphia Gear had trailing 12-month sales through March 2011 of approximately $85 million. The Company will report Philadelphia Gear within the Process Industries segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
Introduction
The Timken Company (Timken or the Company) designs, manufactures, sells and services highly-engineered anti-friction bearings and assemblies, high-quality alloy steels and power transmission systems, as well as provides a broad spectrum of related products and services. The Company has four operating segments: (1) Mobile Industries; (2) Process Industries; (3) Aerospace and Defense; and (4) Steel. The following is a description of the Company’s operating segments:
•	Mobile Industries provides bearings, power transmission components and related products and services to original equipment manufacturers and suppliers of agricultural, construction and mining equipment, passenger cars, light trucks, medium and heavy-duty trucks, rail cars and locomotives, as well as to automotive and heavy truck aftermarket distributors.

•	Process Industries provides bearings, power transmission components and related products and services to original equipment manufacturers and suppliers of power transmission, energy and heavy industries machinery and equipment. This includes rolling mills, cement and aggregate processing equipment, paper mills, sawmills, printing presses, cranes, hoists, drawbridges, wind energy turbines, gear drives, drilling equipment, coal conveyors, coal crushers and food processing equipment. This segment also serves the industrial aftermarket through its global network of authorized distributors.

•	Aerospace and Defense provides bearings, helicopter transmission systems, rotor head assemblies, turbine engine components, gears and other precision flight-critical components for commercial and military aviation applications and also provides aftermarket services, including repair and overhaul of engines, transmissions and fuel controls, as well as aerospace bearing repair and component reconditioning. Additionally, this segment manufactures precision bearings, higher-level assemblies and sensors for equipment manufacturers of health and positioning control equipment.

•	Steel produces more than 450 grades of carbon and alloy steel, which are sold in both solid and tubular sections in a variety of chemistries, lengths and finishes. This segment’s metallurgical expertise and operational capabilities result in solutions for the automotive, industrial and energy sectors. Timken® specialty steels feature prominently in a wide variety of end products including oil country drill pipe, bits and collars, gears, hubs, axles, crankshafts and connecting rods, bearing races and rolling elements, and bushings, fuel injectors and wind energy shafts.
The Company’s strategy balances corporate aspirations for sustained growth and optimization of its business portfolio with the objective of generating strong profits and cash flows.
Specifically, the growth element of this strategy addresses differentiation and expansion.
•	For differentiation, the Company undertakes investments in new technologies to enhance existing products and services and to create new products that capture value for its customers. The Company recently broadened its product offering by introducing new housed bearings, adding to its spherical and cylindrical bearing line, developing new products and services for the wind energy market sector — including a new Timken® UltraWind P1 seal — and introducing several new grades of steel.

•	Regarding expansion, the Company’s strategy is to grow in attractive sectors, with particular emphasis on those industrial markets that test the limits of the Company’s products and create significant aftermarket, thereby providing a lifetime of opportunity in both product sales and services. The Company’s strategy also encompasses expanding its portfolio in new geographic spaces with an emphasis in Asia. The Company’s acquisition strategy is directed at complementing its existing portfolio and expanding the Company’s market position.
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

The following items highlight certain of the Company’s recent significant strategic accomplishments:
•	In May 2011, the Company announced an agreement to acquire the assets of Philadelphia Gear Corp. (Philadelphia Gear), a leading provider of high-performance gear drives and components with a strong focus on value-added aftermarket capabilities in the industrial and military marine sectors, for $200 million. Based in King of Prussia, Pennsylvania and employing approximately 220 people, Philadelphia Gear had trailing 12-month sales through March 2011 of approximately $85 million. The Company completed this acquisition on July 1, 2011. Philadelphia Gear will be part of the Process Industries segment.

•	In May 2011, the Company sold its equity investment in International Components Supply LTDA (ICS) to the SKF Group for approximately $4.8 million. The Company and the SKF Group had previously purchased their 50% equity investments in ICS in early 2001. Located in Sao Paulo, Brazil, ICS manufactures forged and turned steel rings for tapered roller and ball bearings. The Company recorded a gain of approximately $0.5 million on the sale of its equity investment in ICS.

•	In May 2011, the Company announced plans to build an 18,000 square foot Wind Energy Research and Development Center in Canton, Ohio. The cost is expected to be approximately $11.8 million. This new center will be focused on advanced development of bearing systems in wind turbines.

•	In April 2011, the Company announced it will increase its annual steelmaking capacity by 120,000 tons across its steel manufacturing facilities in Canton, Ohio. The Company is achieving this increase through a series of improvements at its Harrison Steel Plant. Additional investments and crew additions will enable a further increase in output and will allow the Company to optimize production loads between its Harrison and Faircrest plants. These changes will effectively create new capacity at both of these steel facilities to support growing demand for finished bar products and billets for tubing product which serve customers in the global industrial, oil and gas, and mobile markets.

Financial Overview:
Overview :

	Three Months Ended
	June 30,
	2011	2010	$ Change	% Change

Net sales	$1,329.6	$1,011.4	$318.2	31.5%
Income from continuing operations	122.3	82.0	40.3	49.1%
Income from discontinued operations	—	4.2	(4.2)	(100.0)%
Income attributable to noncontrolling interest	0.8	0.6	0.2	33.3%
Net income attributable to The Timken Company	121.5	85.6	35.9	41.9%
Diluted earnings per share:
Continuing operations	$1.22	$0.84	$0.38	45.2%
Discontinued operations	—	0.04	(0.04)	(100.0)%
Diluted earnings per share	$1.22	$0.88	$0.34	38.6%
Average number of shares — diluted	98,899,992	97,021,172	—	1.9%

	Six Months Ended
	June 30,
	2011	2010	$ Change	% Change

Net sales	$2,583.7	$1,925.1	$658.6	34.2%
Income from continuing operations	236.1	110.7	125.4	113.3%
Income from discontinued operations	—	4.5	(4.5)	(100.0)%
Income attributable to noncontrolling interest	1.9	1.0	0.9	90.0%
Net income attributable to The Timken Company	234.2	114.2	120.0	105.1%
Diluted earnings per share:
Continuing operations	$2.36	$1.13	$1.23	108.8%
Discontinued operations	—	0.04	(0.04)	(100.0)%
Diluted earnings per share	$2.36	$1.17	$1.19	101.7%
Average number of shares — diluted	98,905,856	96,945,649	—	2.0%

The Company reported net sales for the second quarter of 2011 of $1.3 billion, compared to $1.0 billion in the second quarter of 2010, an increase of 31.5%. Net sales for the first six months of 2011 were $2.6 billion, compared to $1.9 billion in the first six months of 2010, an increase of 34.2%. Higher sales for the second quarter and first six months of 2011 were primarily driven by strong demand from all business segments except the Aerospace and Defense segment, as well as higher surcharges, pricing and the effect of currency rate changes. For the second quarter of 2011, net income per diluted share was $1.22, compared to $0.88 per diluted share for the second quarter of 2010. For the first six months of 2011, net income per diluted share was $2.36, compared to $1.17 per diluted share for the first six months of 2010.
The Company’s second quarter and first six months results reflect the continued improvement in the end market sectors served by the Mobile Industries, Process Industries and Steel segments. In addition, the second quarter and first six months results reflect higher surcharges, higher pricing and favorable sales mix, partially offset by higher raw material and logistics costs and selling, general and administrative expenses. Results for the first six months of 2010 reflect a one-time charge of $21.6 million to record the deferred tax impact of U.S. health care legislation enacted in the first quarter of 2010.

The income from discontinued operations recognized in the second quarter and first six months of 2010 was the result of working capital adjustments related to the divestiture of the Company’s Needle Roller Bearings (NRB) operations, which was completed on December 31, 2009.
Outlook
The Company’s outlook for 2011 reflects continued improvement in the global economy following the economic recovery in 2010. The Company expects sales to be approximately 25% to 30% higher than in 2010, primarily driven by stronger sales volume in all segments, as well as the impact of the acquisition of Philadelphia Gear. The Company expects to leverage sales growth to drive improved operating performance for 2011, compared to 2010. However, the strengthening margins will be partially offset by slightly higher selling, general and administrative expenses to support increased sales.
From a liquidity standpoint, the Company expects to generate cash from operations of approximately $275 million in 2011, which is a decrease of 12% from 2010. The decrease is due to higher working capital to support increased sales volume, as well as higher pension and other postretirement contributions, partially offset by improved margins across all segments. Pension and other postretirement contributions are expected to be approximately $320 million in 2011, compared to $230 million in 2010. The Company expects to increase capital expenditures to approximately $210 million in 2011, compared to $115 million in 2010. Dividends are also expected to increase to approximately $76 million in 2011, compared to $51 million in 2010, reflecting the full-year impact of the current quarterly dividend rate of $0.20 per share that was increased in the second quarter of 2011.
Sales by Segment :

	Three Months Ended
	June 30,
	2011	2010	$ Change	% Change

Mobile Industries	$465.1	$400.4	$64.7	16.2%
Process Industries	307.5	211.0	96.5	45.7%
Aerospace and Defense	83.5	82.7	0.8	1.0%
Steel	473.5	317.3	156.2	49.2%

Total Company	$1,329.6	$1,011.4	$318.2	31.5%

	Six Months Ended
	June 30,
	2011	2010	$ Change	% Change

Mobile Industries	$908.0	$767.9	$140.1	18.2%
Process Industries	591.6	416.9	174.7	41.9%
Aerospace and Defense	162.6	174.8	(12.2)	(7.0)%
Steel	921.5	565.5	356.0	63.0%

Total Company	$2,583.7	$1,925.1	$658.6	34.2%

Net sales for the second quarter of 2011 increased $318.2 million, or 31.5%, compared to the second quarter of 2010, due to higher volume of approximately $185 million primarily driven by the Steel business segment, the Process Industries’ distribution channel and the Mobile Industries’ off-highway and heavy truck market sectors. In addition, the increase reflects higher surcharges of approximately $55 million, higher pricing and favorable sales mix of approximately $50 million and the effect of currency rate changes of approximately $30 million.

Net sales for the first six months of 2011 increased $658.6 million, or 34.2%, compared to the first six months of 2010, primarily due to higher volume of approximately $395 million across all business segments except the Aerospace and Defense segment. In addition, the increase in sales reflects higher surcharges of approximately $130 million, higher pricing and favorable sales mix of approximately $95 million and the effect of currency rate changes of approximately $40 million.
Gross Profit :

	Three Months Ended
	June 30,
	2011	2010	$ Change	Change

Gross profit	$350.5	$268.3	$82.2	30.6%
Gross profit % to net sales	26.4%	26.5%	—	(10) bps

	Six Months Ended
	June 30,
	2011	2010	$ Change	Change

Gross profit	$683.8	$491.0	$192.8	39.3%
Gross profit % to net sales	26.5%	25.5%	—	100 bps

Gross profit increased in the second quarter of 2011 compared to the second quarter of 2010 primarily due to the impact of higher sales volume of approximately $85 million, an increase in surcharges of approximately $55 million and the impact of pricing and sales mix of approximately $40 million, partially offset by higher raw material and logistics costs of approximately $105 million.
Gross profit increased in the first six months of 2011 compared to the first six months of 2010 primarily due to the impact of higher sales volume of approximately $175 million, an increase in surcharges of approximately $130 million and the impact of higher pricing and sales mix of approximately $100 million, partially offset by higher raw material and logistics costs of approximately $230 million.
Selling, General and Administrative Expenses:

	Three Months Ended
	June 30,
	2011	2010	$ Change	Change

Selling, general and administrative expenses	$153.7	$140.7	$13.0	9.2%
Selling, general and administrative expenses % to net sales	11.6%	13.9%	—	(230) bps

	Six Months Ended
	June 30,
	2011	2010	$ Change	Change

Selling, general and administrative expenses	$304.0	$273.7	$30.3	11.1%
Selling, general and administrative expenses % to net sales	11.8%	14.2%	—	(240) bps

The increase in selling, general and administrative expenses in the second quarter of 2011 compared to the second quarter of 2010 was primarily due to higher salaries and related costs to support higher sales volume, as well as higher expense related to incentive compensation plans of approximately $3 million. The increase in selling, general and administrative expenses in the first six months of 2011 compared to the first six months of 2010 was primarily due to higher salaries and related costs to support higher sales volume, as well as higher expense related to incentive compensation plans of approximately $9 million. Selling, general and administrative expenses, as a percentage of sales, decreased in the second quarter and first six months of 2011 compared to the respective periods in 2010 as a result of the Company’s ability to leverage these costs against higher sales.
Impairment and Restructuring Charges:

	Three Months Ended
	June 30,
	2011	2010	$ Change

Impairment charges	$0.4	$—	$0.4
Severance and related benefit costs	0.2	0.1	0.1
Exit costs	5.6	0.9	4.7

Total	$6.2	$1.0	$5.2

	Six Months Ended
	June 30,
	2011	2010	$ Change

Impairment charges	$0.4	$—	$0.4
Severance and related benefit costs	0.1	5.1	(5.0)
Exit costs	6.8	1.4	5.4

Total	$7.3	$6.5	$0.8

Impairment and restructuring charges increased $5.2 million in the second quarter of 2011 compared to the second quarter of 2010 primarily due to the recognition of $4.9 million of exit costs related to the Company’s former manufacturing facility in Sao Paulo, Brazil. The exit costs were primarily related to environmental remediation costs and workers compensation claims by former associates. Refer to Note 11 — Impairment and Restructuring Charges in the Notes to the Consolidated Financial Statements for further detail on the Sao Paulo, Brazil environmental remediation costs.
Impairment and restructuring charges increased $0.8 million in the first six months of 2011 compared to the first six months of 2010. The Company recognized $6.0 million of exit costs in the first six months of 2011 for the former manufacturing facility in Sao Paulo, Brazil relating to environmental remediation costs and workers compensation claims by former associates. The Company recognized $4.8 million of severance and related benefit costs in the first six months of 2010 related to restructuring programs that began in 2009 to realign the Company’s organization, improve efficiency and reduce costs. These programs included both selling and administrative cost reductions, as well as manufacturing workforce reductions.

Interest Expense and Income:

	Three Months Ended
	June 30,
	2011	2010	$ Change	% Change

Interest expense	$9.3	$10.0	$(0.7)	(7.0)%
Interest income	$1.4	$0.9	$0.5	55.6%

	Six Months Ended
	June 30,
	2011	2010	$ Change	% Change

Interest expense	$19.1	$19.6	$(0.5)	(2.6)%
Interest income	$2.9	$1.5	$1.4	93.3%

Interest expense for the second quarter of 2011 and the first six months of 2011 decreased compared to the respective periods in 2010 primarily due to reduced fees and costs associated with the refinancing of the Company’s $500 million Amended and Restated Credit Agreement (Senior Credit Facility) in May 2011. The Company incurred $2.9 million of deferred financing costs related to the Senior Credit Facility. The Company expects to incur approximately $1.3 million of deferred financing costs on an annualized basis compared to $3.0 million under the previous credit facility. Interest income for the second quarter and the first six months of 2011 increased compared to the same periods in the prior year primarily due to higher interest rates on invested cash balances.
Income Tax Expense:

	Three Months Ended
	June 30,
	2011	2010	$ Change	Change

Income tax expense	$61.5	$38.2	$23.3	61.0%
Effective tax rate	33.4%	31.8%	—	160 bps

	Six Months Ended
	June 30,
	2011	2010	$ Change	Change

Income tax expense	$118.9	$84.1	$34.8	41.4%
Effective tax rate	33.5%	43.2%	—	(970) bps

The effective tax rate for the second quarter of 2011 was lower than the U.S. Federal statutory tax rate of 35% primarily as a result of lower taxes related to non-U.S. earnings, and the net impact of other U.S. tax benefits, such as the U.S. research tax credit and U.S. manufacturing deduction, partially offset by U.S. state and local taxes and the net impact of other items. The change in the effective tax rate compared to the second quarter of 2010 was primarily due to certain discrete tax expense items recognized in the second quarter of 2011 compared to certain discrete tax benefit items recognized in the second quarter of 2010, and the net impact of other items.

The effective tax rate for the first six months of 2011 was lower than the U.S. Federal statutory tax rate of 35% primarily as a result of lower taxes related to non-U.S. earnings, and the net impact of other U.S. tax benefits, such as the U.S. research tax credit and U.S. manufacturing deduction, partially offset by U.S. state and local taxes and the net impact of other items. The change in the effective tax rate compared to the first six months of 2010 was primarily due to the $21.6 million charge to income tax expense to record the deferred tax impact of the U.S. Patient Protection and Affordable Care Act (as amended) in the first quarter of 2010, partially offset by higher U.S. earnings and higher state and local taxes.
Discontinued Operations:

	Three Months Ended
	June 30,
	2011	2010	$ Change	% Change

Gain on disposal, net of tax	$—	$4.2	$(4.2)	(100.0)%

Income from discontinued operations, net of taxes	$—	$4.2	$(4.2)	(100.0)%

	Six Months Ended
	June 30,
	2011	2010	$ Change	% Change

Gain on disposal, net of tax	$—	$4.5	$(4.5)	(100.0)%

Income from discontinued operations, net of taxes	$—	$4.5	$(4.5)	(100.0)%

In December 2009, the Company completed the divestiture of its NRB operations to JTEKT Corporation. In the second quarter and first six months of 2010, the Company recognized a gain of $4.2 million and $4.5 million, respectively, on the disposal of the NRB operations. The gain, net of tax, primarily represents a working capital adjustment related to net retained receivables.
Business Segments:
Effective January 1, 2011, the primary measurement used by management to measure the financial performance of each segment is EBIT (earnings before interest and taxes). Prior to January 1, 2011, the primary measurement used by management to measure the financial performance of each segment was adjusted EBIT (earnings before interest and taxes, excluding the effect of impairment and restructuring, manufacturing rationalization and integration charges, one-time gains or losses on the disposal of non-strategic assets, allocated receipts received or payments made under the U.S. Continued Dumping Subsidy Offset Act (CDSOA) and gains and losses on the dissolution of subsidiaries). Refer to Note 10 — Segment Information in the Notes to the Consolidated Financial Statements for the reconciliation of EBIT by segment to consolidated income before income taxes.
The presentations of segment results include a reconciliation of the changes in net sales for each segment reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions made in 2010 and currency exchange rates. The effects of acquisitions made in 2010 and currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period. During the third quarter of 2010, the Company completed the acquisition of QM Bearings and Power Transmissions, Inc. (QM Bearings). QM Bearings is part of the Process Industries segment. During the fourth quarter of 2010, the Company completed the acquisition of substantially all of the assets of City Scrap and Salvage Co. (City Scrap). City Scrap is part of the Steel segment. No acquisitions were completed in the first six months of 2011. The year 2010 represents the base year for which the effects of currency are measured; as such, currency is assumed to be zero for 2010.

Mobile Industries Segment:

	Three Months Ended
	June 30,
	2011	2010	$ Change	Change

Net sales, including intersegment sales	$465.2	$400.4	$64.8	16.2%
EBIT	$66.8	$68.6	$(1.8)	(2.6)%
EBIT margin	14.4%	17.1%	—	(270) bps

	Three Months Ended
	June 30,
	2011	2010	$ Change	% Change

Net sales, including intersegment sales	$465.2	$400.4	$64.8	16.2%
Currency	19.4	—	19.4	NM

Net sales, excluding the impact of currency	$445.8	$400.4	$45.4	11.3%

	Six Months Ended
	June 30,
	2011	2010	$ Change	Change

Net sales, including intersegment sales	$908.2	$767.9	$140.3	18.3%
EBIT	$134.8	$108.2	$26.6	24.6%
EBIT margin	14.8%	14.1%	—	70 bps

	Six Months Ended
	June 30,
	2011	2010	$ Change	% Change

Net sales, including intersegment sales	$908.2	$767.9	$140.3	18.3%
Currency	25.1	—	25.1	NM

Net sales, excluding the impact of currency	$883.1	$767.9	$115.2	15.0%

The Mobile Industries segment’s net sales, excluding the effects of currency rate changes, increased 11.3% for the second quarter of 2011 compared to the second quarter of 2010, due to higher volume of approximately $35 million and pricing, surcharges and sales mix of $10 million. The volume increases were seen across most of the Mobile Industries segment’s market sectors, led by a 47% increase in off-highway demand, a 32% increase in heavy truck demand and a 20% increase in rail demand. EBIT was down slightly in the second quarter of 2011 compared to the second quarter of 2010 primarily due to higher raw material and logistics costs of approximately $15 million and a charge of approximately $5 million related to the closure of the former manufacturing facility in Sao Paulo, Brazil, which more than offset the impact of higher volume of approximately $15 million and the impact of pricing, surcharges and sales mix of approximately $5 million. The second quarter of 2010 represented a peak in the Mobile Industries segment’s financial results, as the light vehicle sector was performing strongly during the economic recovery in 2010.
The Mobile Industries segment’s net sales, excluding the effects of currency rate changes, increased 15.0% for the first six months of 2011 compared to the first six months of 2010, primarily due to higher volume of approximately $95 million and pricing, surcharges and sales mix of approximately $20 million. The volume increases were seen across most of the Mobile Industries segment’s market sectors, led by a 49% increase in off-highway demand, a 31% increase in rail demand and a 28% increase in heavy truck demand. EBIT was higher in the first six months of 2011 compared to the first six months of 2010 primarily due to higher volume of approximately $35 million and the impact of pricing, surcharges and sales mix of approximately $20 million, partially offset by increased raw material and logistics costs of approximately $30 million.

Sales for the Mobile Industries segment are expected to increase approximately 10% to 15% for 2011 compared to 2010, primarily due to higher demand across most of the Mobile Industries’ market sectors, led by increases in off- highway and rail demand of approximately 30% each and heavy truck demand of approximately 20%, partially offset by lower light vehicle demand. EBIT for the Mobile Industries segment for 2011 is expected to increase compared to 2010, primarily due to higher volume and pricing and sales mix, partially offset by higher material costs.
Process Industries Segment:

	Three Months Ended
	June 30,
	2011	2010	$ Change	Change

Net sales, including intersegment sales	$308.3	$211.6	$96.7	45.7%
EBIT	$70.3	$28.3	$42.0	148.4%
EBIT margin	22.8%	13.4%	—	940 bps

	Three Months Ended
	June 30,
	2011	2010	$ Change	% Change

Net sales, including intersegment sales	$308.3	$211.6	$96.7	45.7%
Acquisitions	7.5	—	7.5	NM
Currency	11.3	—	11.3	NM

Net sales, excluding the impact of acquisitions and currency	$289.5	$211.6	$77.9	36.8%

	Six Months Ended
	June 30,
	2011	2010	$ Change	Change

Net sales, including intersegment sales	$593.3	$418.2	$175.1	41.9%
EBIT	$137.0	$52.4	$84.6	161.5%
EBIT margin	23.1%	12.5%	—	1,060 bps

	Six Months Ended
	June 30,
	2011	2010	$ Change	% Change

Net sales, including intersegment sales	$593.3	$418.2	$175.1	41.9%
Acquisitions	13.0	—	13.0	NM
Currency	15.0	—	15.0	NM

Net sales, excluding the impact of acquisitions and currency	$565.3	$418.2	$147.1	35.2%

The Process Industries segment’s net sales, excluding the effects of acquisitions and currency rate changes, increased 36.8% in the second quarter of 2011 compared to the same period in the prior year, primarily due to higher volume of approximately $65 million and pricing of approximately $10 million. The higher sales were primarily due to a 53% increase in sales to industrial distributors. In addition, original equipment demand increased 31%, led by the wind energy and gear drive sectors. EBIT was higher in the second quarter of 2011 compared to the second quarter of 2010, primarily due to the impact of higher volume of approximately $35 million and the impact of pricing of approximately $10 million, partially offset by higher raw material costs of approximately $10 million.

The Process Industries segment’s net sales, excluding the effects of acquisitions and currency rate changes, increased 35.2% in the first six months of 2011 compared to the same period in the prior year, primarily due to higher volume of approximately $130 million and pricing of approximately $20 million. The higher volume resulted from a 53% increase in volume to industrial distributors. In addition, the Process Industries sales to original equipment customers increased 21%, led by the wind energy and gear drive sectors. EBIT increased in the first six months of 2011 compared to the first six months of 2010, primarily due to higher sales volume of approximately $70 million and pricing of approximately $30 million, partially offset by higher raw material costs of approximately $15 million.
The Company expects sales in the Process Industries segment to increase approximately 30% to 35% in 2011 compared to 2010. The increase in sales reflects strengthening global industrial distribution, growth in Asia, the expected impact of the acquisition of Philadelphia Gear and sales of new product lines. EBIT for the Process Industries segment is expected to increase in 2011 compared to 2010, primarily due to the impact of higher volume, pricing and sales mix, as well as the impact of acquisitions, partially offset by higher raw material costs.
Aerospace and Defense Segment:

	Three Months Ended
	June 30,
	2011	2010	$ Change	Change

Net sales, including intersegment sales	$83.5	$82.7	$0.8	1.0%
EBIT	$3.3	$6.1	$(2.8)	(45.9)%
EBIT margin	4.0%	7.4%	—	(340) bps

	Three Months Ended
	June 30,
	2011	2010	$ Change	% Change

Net sales, including intersegment sales	$83.5	$82.7	$0.8	1.0%
Currency	1.1	—	1.1	NM

Net sales, excluding the impact of currency	$82.4	$82.7	$(0.3)	(0.4)%

	Six Months Ended
	June 30,
	2011	2010	$ Change	Change

Net sales, including intersegment sales	$162.6	$174.8	$(12.2)	(7.0)%
EBIT	$5.5	$18.0	$(12.5)	(69.4)%
EBIT margin	3.4%	10.3%	—	(690) bps

	Six Months Ended
	June 30,
	2011	2010	$ Change	% Change

Net sales, including intersegment sales	$162.6	$174.8	$(12.2)	(7.0)%
Currency	1.5	—	1.5	NM

Net sales, excluding the impact of currency	$161.1	$174.8	$(13.7)	(7.8)%

The Aerospace and Defense segment’s net sales, excluding the impact of currency rate changes, were flat in the second quarter of 2011 compared to the second quarter of 2010 as increased commercial demand was offset by lower demand for the Company’s defense-related products. EBIT for the second quarter of 2011 declined compared to the second quarter of 2010 due to an inventory write-down of approximately $3 million related to management’s decision to exit certain non-strategic aftermarket products.
The Aerospace and Defense segment’s net sales, excluding the impact of currency rate changes, decreased 7.8% in the first six months of 2011 compared to the first six months of 2010, primarily due to a decrease in volume. The decrease in volume was driven by reduced demand from defense and aviation customers. EBIT declined for the first six months of 2011 compared to the first six months of 2010 primarily due to the impact of lower volume of approximately $5 million and manufacturing utilization of $5 million, as well as the inventory write-down of $3 million in the second quarter of 2011.
The Company expects the Aerospace and Defense segment to experience a slight increase in sales in 2011 compared to 2010, as a result of strengthening in the commercial aerospace and health and positioning control market sectors, partially offset by lower demand for the Company’s defense-related products. EBIT for 2011 is expected to increase from 2010 levels, as a result of higher commercial aerospace demand, partially offset by weakness in defense demand.
Steel Segment:

	Three Months Ended
	June 30,
	2011	2010	$ Change	Change

Net sales, including intersegment sales	$505.1	$338.1	$167.0	49.4%
EBIT	$72.1	$43.0	$29.1	67.7%
EBIT margin	14.3%	12.7%	—	160 bps

	Three Months Ended
	June 30,
	2011	2010	$ Change	% Change

Net sales, including intersegment sales	$505.1	$338.1	$167.0	49.4%
Acquisitions	2.0	—	2.0	NM
Currency	0.5	—	0.5	NM

Net sales, excluding the impact of acquisitions and currency	$502.6	$338.1	$164.5	48.7%

	Six Months Ended
	June 30,
	2011	2010	$ Change	Change

Net sales, including intersegment sales	$986.6	$608.4	$378.2	62.2%
EBIT	$132.1	$62.9	$69.2	110.0%
EBIT margin	13.4%	10.3%	—	310 bps

	Six Months Ended
	June 30,
	2011	2010	$ Change	% Change

Net sales, including intersegment sales	$986.6	$608.4	$378.2	62.2%
Acquisitions	3.7	—	3.7	NM
Currency	0.8	—	0.8	NM

Net sales, excluding the impact of acquisitions and currency	$982.1	$608.4	$373.7	61.4%

The Steel segment’s net sales for the second quarter of 2011, excluding the effects of acquisitions and currency rate changes, increased 48.7% compared to the second quarter of 2010, primarily due to higher volume of approximately $85 million across all market sectors, higher surcharges of approximately $50 million and pricing and sales mix of approximately $30 million. The higher volume was primarily driven by increases in oil and gas demand and industrial demand. Surcharges increased to $146.9 million in the second quarter of 2011 from $94.8 million in the second quarter of 2010. Surcharges are a pricing mechanism that the Company uses to recover scrap steel, energy and certain alloy costs, which are derived from published monthly indices. The average scrap index for the second quarter of 2011 was $474 per ton, compared to $471 per ton for the second quarter of 2010. Steel shipments for the second quarter of 2011 were approximately 333,200 tons, compared to approximately 246,300 tons for the second quarter of 2010, an increase of 35.3%. The Steel segment’s average selling price, including surcharges, was $1,516 per ton for the second quarter of 2011, compared to an average selling price of $1,372 per ton in the second quarter of 2010. The increase in the average selling prices was primarily the result of higher base prices, higher surcharges and sales mix. The higher surcharges were a result of higher market prices for certain input raw materials, especially scrap steel, nickel and molybdenum.
The Steel segment’s EBIT increased $29.1 million in the second quarter of 2011 compared to the second quarter of 2010, primarily due to higher surcharges of approximately $50 million, the impact of higher sales volume of approximately $30 million and pricing and sales mix of approximately $25 million, partially offset by higher raw material costs of approximately $70 million and higher LIFO expense. In the second quarter of 2011, the Steel segment recognized LIFO expense of $5.0 million, compared to LIFO expense of $0.3 million in the second quarter of 2010. Raw material costs consumed in the manufacturing process, including scrap steel and alloys, increased 16.5% in the second quarter of 2011 over the comparable period in the prior year to an average cost of $523 per ton.
The Steel segment’s net sales for the first six months of 2011, excluding the effects of acquisitions and currency rate changes, increased 61.4% compared to the first six months of 2010 primarily due to higher volume of approximately $190 million, higher surcharges of approximately $125 million, higher pricing of approximately $35 million and sales mix of approximately $25 million. The higher volume was seen across all market sectors, particularly in the oil and gas and industrial market sectors. Surcharges increased to $280.2 million in the first six months of 2011 from $154.2 million in the first six months of 2010. The average scrap index for the first six months of 2011 was $468 per ton, compared to $422 per ton for the first six months of 2010. Steel shipments for the first six months of 2011 were approximately 663,300 tons, compared to approximately 464,400 tons for the first six months 2010, an increase of 42.8%. The Steel segment’s average selling price, including surcharges, was $1,487 per ton for the first six months of 2011, compared to an average selling price of $1,310 per ton in the first six months of 2010. The increase in the average selling prices was primarily the result of higher surcharges and base prices. The higher surcharges were the result of higher market prices for certain input raw materials, especially scrap steel, nickel and molybdenum.

The Steel segment’s EBIT increased $69.2 million in the first six months of 2011 compared to the first six months of 2010 primarily due to higher surcharges of $125 million, the impact of higher sales volume of approximately $70 million and pricing of approximately $35 million, partially offset by the impact of higher raw materials costs of $160 million and higher LIFO expense. In the first six months of 2011, the Steel segment recognized LIFO expense of $8.6 million, compared to LIFO expense of $0.7 million in the first six months of 2010. Raw material costs consumed in the manufacturing process, including scrap steel, alloys and energy, increased 24% in the first six months of 2011 over the comparable period in the prior year to an average cost of $513 per ton.
The Company expects the Steel segment to experience a 40% to 45% increase in sales for 2011 compared to 2010, due to higher volume and higher average selling prices. The higher average selling prices are primarily driven by higher surcharges as scrap steel and alloy prices are expected to increase in 2011. The Company expects stronger demand across most market sectors, primarily driven by an 85% increase in oil and gas market sectors and a 25% increase in industrial market sectors. The Company expects the Steel segment’s EBIT to increase in 2011 compared to 2010, primarily due to higher sales, higher average selling prices and favorable sales mix, partially offset by higher raw material costs. Scrap, alloy and energy costs are expected to increase in the near term from current levels as global industrial production improves and then levels off.
Corporate:

	Three Months Ended
	June 30,
	2011	2010	$ Change	Change

Corporate expenses	$20.4	$17.8	$2.6	14.6%
Corporate expenses % to net sales	1.5%	1.8%	—	(30) bps

	Six Months Ended
	June 30,
	2011	2010	$ Change	Change

Corporate expenses	$38.4	$32.2	$6.2	19.3%
Corporate expenses % to net sales	1.5%	1.7%	—	(20) bps

Corporate expenses increased for the second quarter and first six months of 2011 compared to the second quarter and first six months of 2010, respectively, primarily due to higher performance-based compensation of approximately $1.7 million and $3.6 million, respectively.

The Balance Sheet:
Total assets as shown on the Consolidated Balance Sheet at June 30, 2011 decreased $5.3 million compared to December 31, 2010. The decrease as of June 30, 2011 was primarily due to lower cash and cash equivalents as a result of contributions to the Company’s global defined benefit pension plans and postretirement benefit plans, as well as lower deferred income taxes, mostly offset by higher working capital as a result of higher volumes. The following discussion is a comparison of the Consolidated Balance Sheets at June 30, 2011 and December 31, 2010.
Current Assets:

	June 30,	December 31,
	2011	2010	$ Change	% Change

Cash and cash equivalents	$632.8	$877.1	$(244.3)	(27.9)%
Restricted cash	4.8	—	4.8	NM
Accounts receivable, net	718.8	516.6	202.2	39.1%
Inventories, net	928.9	828.5	100.4	12.1%
Deferred income taxes	100.5	100.4	0.1	0.1%
Deferred charges and prepaid expenses	12.4	11.3	1.1	9.7%
Other current assets	72.6	65.3	7.3	11.2%

Total current assets	$2,470.8	$2,399.2	$71.6	3.0%

Refer to the Consolidated Statements of Cash Flows for a discussion of the decrease in cash and cash equivalents. Accounts receivable, net increased as a result of the higher sales in the second quarter of 2011 compared to the fourth quarter of 2010, as well as a $5.8 million decrease in the allowance for doubtful accounts. Inventories increased primarily to support higher sales and expected future demand. The increase in other current assets is primarily due to an increase in short-term marketable securities of $13.3 million, partially offset by the sale of the Company’s equity investment in ICS, which had been classified as assets held for sale.
Property, Plant and Equipment — Net:

	June 30,	December 31,
	2011	2010	$ Change	% Change

Property, plant and equipment	$3,507.6	$3,454.0	$53.6	1.6%
Less: allowances for depreciation	(2,264.5)	(2,186.3)	(78.2)	(3.6)%

Property, plant and equipment — net	$1,243.1	$1,267.7	$(24.6)	(1.9)%

The decrease in property, plant and equipment — net in the first six months of 2011 was primarily due to current-year depreciation expense exceeding capital expenditures, partially offset by the impact of foreign currency translation.
Other Assets:

	June 30,	December 31,
	2011	2010	$ Change	% Change

Goodwill	$226.5	$224.4	$2.1	0.9%
Other intangible assets	124.2	129.2	(5.0)	(3.9)%
Deferred income taxes	68.0	121.5	(53.5)	(44.0)%
Other non-current assets	42.5	38.4	4.1	10.7%

Total other assets	$461.2	$513.5	$(52.3)	(10.2)%

The decrease in deferred income taxes was primarily due to current-year contributions to the Company’s global defined benefit pension plans and other postretirement benefit plans.

Current Liabilities:

	June 30,	December 31,
	2011	2010	$ Change	% Change

Short-term debt	$22.9	$22.4	$0.5	2.2%
Accounts payable	314.6	263.5	51.1	19.4%
Salaries, wages and benefits	203.1	233.4	(30.3)	(13.0)%
Income taxes payable	23.5	14.0	9.5	67.9%
Deferred income taxes	0.9	0.7	0.2	28.6%
Other current liabilities	183.5	176.3	7.2	4.1%
Current portion of long-term debt	7.4	9.6	(2.2)	(22.9)%

Total current liabilities	$755.9	$719.9	$36.0	5.0%

The increase in accounts payable was primarily due to higher volume. The decrease in accrued salaries, wages and benefits was the result of the payout of the 2010 performance-based compensation in the first quarter of 2011, partially offset by accrued 2011 performance-based compensation. The increase in income taxes payable was primarily due to the increase in net income in the first six months of 2011, partially offset by income tax payments in the first six months of 2011.
Non-Current Liabilities:

	June 30,	December 31,
	2011	2010	$ Change	% Change

Long-term debt	$490.6	$481.7	$8.9	1.8%
Accrued pension cost	154.0	394.5	(240.5)	(61.0)%
Accrued postretirement benefits cost	448.7	531.2	(82.5)	(15.5)%
Deferred income taxes	6.2	6.0	0.2	3.3%
Other non-current liabilities	113.4	105.3	8.1	7.7%

Total non-current liabilities	$1,212.9	$1,518.7	$(305.8)	(20.1)%

The decrease in accrued pension cost during the first half of 2011 was primarily due to the Company’s contributions of approximately $233.8 million to its global defined benefit pension plans. The decrease in accrued postretirement benefits cost during the first half of 2011 was primarily due to a contribution of $75 million to a Voluntary Employee Benefit Association (VEBA) trust to fund healthcare benefits.
Shareholders’ Equity:

	June 30,	December 31,
	2011	2010	$ Change	% Change

Common stock	$936.3	$934.8	$1.5	0.2%
Earnings invested in the business	1,823.5	1,626.4	197.1	12.1%
Accumulated other comprehensive loss	(559.4)	(624.7)	65.3	10.5%
Treasury shares	(11.7)	(11.5)	(0.2)	(1.7)%
Noncontrolling interest	17.6	16.8	0.8	4.8%

Total shareholders’ equity	$2,206.3	$1,941.8	$264.5	13.6%

Earnings invested in the business increased in the first six months of 2011 by net income of $234.2 million, partially offset by dividends declared of $37.1 million. The decrease in accumulated other comprehensive loss was primarily due to the effect of foreign currency translation adjustments of $46.5 million due to the weakening of the U.S. dollar relative to other currencies, such as the Euro and the Romanian lei. See “Foreign Currency” for further discussion regarding the impact of foreign currency translation. In addition, the decrease in accumulated other comprehensive loss was due to the recognition of prior year service costs and actuarial losses for defined benefit pension and postretirement benefit plans.
Cash Flow:

	For the Six Months Ended June 30,
	2011	2010	$ Change

Net cash (used) provided by operating activities	$(162.9)	$164.0	$(326.9)
Net cash used by investing activities	(61.0)	(37.4)	(23.6)
Net cash used by financing activities	(41.9)	(49.9)	8.0
Effect of exchange rate changes on cash	21.5	(36.0)	57.5

Increase in cash and cash equivalents	$(244.3)	$40.7	$(285.0)

Operating activities used net cash of $162.9 million in the first six months of 2011, after providing net cash of $164.0 million in the first six months of 2010. This change was primarily due to higher pension contributions and other postretirement benefit payments, as well as higher cash used by working capital items, partially offset by higher net income. Pension and other postretirement benefit contributions and payments were $331.8 million for the first six months of 2011, compared to $133.6 million for the first six months of 2010.
The following chart displays the impact of working capital items on cash during the first six months of 2011 and 2010:

	For the Six Months Ended
	June 30,
	2011	2010

Cash Provided (Used):
Accounts receivable	$(191.7)	$(103.8)
Inventories	(86.6)	(45.7)
Trade accounts payable	46.9	67.5
Other accrued expenses	(38.8)	15.4

Accounts receivable, inventories and trade accounts payable increased in the first six months of 2011 primarily due to higher volumes compared to the first six months of 2010. Other accrued expenses used cash in 2011 after providing cash in 2010 due to the payout of the 2010 performance-based compensation in the first quarter of 2011.
The net cash used by investing activities of $61.0 million for the first six months of 2011 increased from the same period in 2010 as a result of an increase in capital expenditures of $20.6 million and an increase in short-term investments of $13.3 million, partially offset by higher proceeds from the disposals of property, plant and equipment and proceeds from the disposal of the Company’s equity investment in ICS. The Company expects capital expenditures to be approximately $210 million in 2011, compared to $115 million in 2010.
The net cash used by financing activities was $41.9 million in the first six months of 2011, after using cash of $49.9 million in the first six months of 2010. The Company increased its net borrowings by $1.4 million, net of restricted cash, during the first six months of 2011 after reducing its net borrowings by $18.8 million during the first six months of 2010. This change was partially offset by a $15.8 million increase in cash dividends paid to shareholders in the first six months of 2011.

Liquidity and Capital Resources:
At June 30, 2011, cash and cash equivalents of $632.8 million exceeded total debt of $520.9 million. At December 31, 2010, cash and cash equivalents of $877.1 million exceeded total debt of $513.7 million. Cash in excess of debt as a percentage of total capital was 5.6% and 23.0%, respectively, at June 30, 2011 and December 31, 2010.
Reconciliation of total debt to net debt and the ratio of net debt to capital:
Net Debt:

	June 30,	December 31,
	2011	2010

Short-term debt	$22.9	$22.4
Current portion of long-term debt	7.4	9.6
Long-term debt	490.6	481.7

Total debt	520.9	513.7
Less: Cash and cash equivalents	(632.8)	(877.1)
Restricted cash	(4.8)	—

Net (cash) debt	$(116.7)	$(363.4)

Ratio of Net Debt to Capital:

	June 30,	December 31,
	2011	2010

Net (cash) debt	$(116.7)	$(363.4)
Shareholders’ equity	2,206.3	1,941.8

Net (cash) debt + shareholders’ equity (capital)	$2,089.6	$1,578.4

Ratio of net (cash) debt to capital	(5.6)%	(23.0)%

The Company presents net (cash) debt because it believes net (cash) debt is more representative of the Company’s financial position than total debt.
At June 30, 2011, the Company had no outstanding borrowings under its two-year Asset Receivable Securitization Financing Agreement (Asset Securitization Agreement), which provides for borrowings up to $150 million, subject to certain borrowing base limitations, and is secured by certain domestic trade receivables of the Company. The Company had full availability under the Asset Securitization Agreement at June 30, 2011.
On May 11, 2011, the Company amended and restated its Senior Credit Facility, replacing the former senior credit facility, which was due to expire on July 10, 2012. The Senior Credit Facility now matures on May 11, 2016. At June 30, 2011, the Company had no outstanding borrowings under the Senior Credit Facility but had letters of credit outstanding totaling $17.2 million, which reduced the availability under the Senior Credit Facility to $482.8 million. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At June 30, 2011, the Company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.25 to 1.0. As of June 30, 2010, the Company’s consolidated leverage ratio was 0.63 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 4.0 to 1.0. As of June 30, 2011, the Company’s consolidated interest coverage ratio was 24.34 to 1.0.
The interest rate under the Senior Credit Facility is based on the Company’s consolidated leverage ratio. In addition, the Company pays a facility fee based on the consolidated leverage ratio multiplied by the aggregate commitments of all of the lenders under the Senior Credit Facility.

Other sources of liquidity include lines of credit for certain of the Company’s foreign subsidiaries, which provide for borrowings up to $331.3 million. The majority of these lines are uncommitted. At June 30, 2011, the Company had borrowings outstanding of $50 million and guarantees of $2.8 million, which reduced the availability under these facilities to $278.5 million.
The Company expects that any cash requirements in excess of cash on hand and cash generated from operating activities will be met by the committed funds available under its Asset Securitization Agreement and the Senior Credit Facility. The Company believes it has sufficient liquidity to meet its obligations through at least the term of the Senior Credit Facility.
The Company expects to remain in compliance with its debt covenants. However, the Company may need to limit its borrowings under the Senior Credit Facility or other facilities in order to remain in compliance. As of June 30, 2011, the Company could have borrowed the full amounts available under the Senior Credit Facility and Asset Securitization Agreement and would have still been in compliance with its debt covenants.
The Company expects to continue to generate cash from operations of approximately $200 million in 2011, as the Company continues to experience improved operating margins. In addition, the Company expects to increase capital expenditures by approximately $95 million in 2011 compared to 2010. The Company also expects to make approximately $245 million in pension contributions in 2011, compared to $230 million in 2010, of which $233.8 million has been contributed to date.
Financing Obligations and Other Commitments:
During the first six months of 2011, the Company made cash contributions of approximately $233.8 million to its global defined benefit pension plans, of which $226.4 million was discretionary. The Company also contributed $75 million to a VEBA trust to fund retiree healthcare costs. The Company currently expects to make contributions to its global defined benefit pension plans totaling approximately $245 million in 2011. The Company may consider making additional discretionary contributions to either its global defined benefit pension plans or its postretirement benefit plans during 2011. Returns for the Company’s global defined benefit pension plan assets in 2010 were significantly above the expected rate of return assumption of 8.75% due to broad increases in global equity markets. These favorable returns positively impacted the funded status of the plans at the end of 2010 and are expected to result in lower pension expense in 2011. However, the impact of these favorable returns will be offset by the impact of the lower discount rate for expense in 2011, compared to 2010. Returns for the Company’s U.S. defined benefit plan pension assets for the first six months of 2011 were approximately 4.75%.
During the first six months of 2011, the Company purchased 500,000 shares of common stock for approximately $25.3 million under the Company’s 2006 common stock purchase plan. This plan authorizes the Company to buy, in the open market or in privately negotiated transactions, up to four million shares of common stock, which are to be held as treasury shares and used for specified purposes, for up to an aggregate amount of $180 million. The authorization expires on December 31, 2012. As of June 30, 2011, the Company had purchased 1.5 million shares of its common stock for an aggregate amount of approximately $54.6 million under this plan.
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
Foreign currency exchange losses included in the Company’s operating results for the second quarter of 2011 were $0.6 million, compared to a gain of $6.9 million during the second quarter of 2010. Foreign currency exchange losses included in the Company’s operating results for the six months ended June 30, 2011 were $2.7 million, compared to a gain of $5.3 million during the six months ended June 30, 2010. For the six months ended June 30, 2011, the Company recorded a positive non-cash foreign currency translation adjustment of $46.5 million that increased shareholders’ equity, compared to a negative non-cash foreign currency translation adjustment of $71.0 million that decreased shareholders’ equity for the six months ended June 30, 2010. The foreign currency translation adjustments for the six months ended June 30, 2011 were positively impacted by the weakening of the U.S. dollar relative to other currencies, such as the Euro and the Romanian lei.
Quarterly Dividend:
On August 2, 2011, the Company’s Board of Directors declared a quarterly cash dividend of $0.20 per share. The dividend will be paid on September 2, 2011 to shareholders of record as of August 19, 2011. This will be the 357th consecutive dividend paid on the common stock of the Company.
Forward-Looking Statements
Certain statements set forth in this Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (including the Company’s forecasts, beliefs and expectations) that are not historical in nature are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management’s Discussion and Analysis contains numerous forward-looking statements. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. The Company cautions readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of the Company due to a variety of factors, such as:
•	deterioration in world economic conditions, including additional adverse effects from the global economic slowdown, terrorism or hostilities. This includes: political risks associated with the potential instability of governments and legal systems in countries in which the Company or its customers conduct business, and changes in currency valuations;

•	the effects of fluctuations in customer demand on sales, product mix and prices in the industries in which the Company operates. This includes: the ability of the Company to respond to the rapid changes in customer demand, the effects of customer bankruptcies or liquidations, the impact of changes in industrial business cycles and whether conditions of fair trade continue in the U.S. markets;

•	competitive factors, including changes in market penetration, increasing price competition by existing or new foreign and domestic competitors, the introduction of new products by existing and new competitors and new technology that may impact the way the Company’s products are sold or distributed;

•	changes in operating costs. This includes: the effect of changes in the Company’s manufacturing processes; changes in costs associated with varying levels of operations and manufacturing capacity; higher cost and availability of raw materials and energy; the Company’s ability to mitigate the impact of fluctuations in raw materials and energy costs and the operation of the Company’s surcharge mechanism; changes in the expected costs associated with product warranty claims; changes resulting from inventory management and cost reduction initiatives and different levels of customer demands; the effects of unplanned work stoppages; and changes in the cost of labor and benefits;

•	the success of the Company’s operating plans; the ability to integrate acquired companies; the ability of acquired companies to achieve satisfactory operating results, including Philadelphia Gear’s results being accretive to earnings; and the Company’s ability to maintain appropriate relations with unions that represent Company associates in certain locations in order to avoid disruptions of business;

•	unanticipated litigation, claims or assessments. This includes, but is not limited to, claims or problems related to intellectual property, product liability or warranty, environmental issues, and taxes;

•	changes in worldwide financial markets, including availability of financing and interest rates, which affect: the Company’s cost of funds and/or ability to raise capital; the Company’s pension obligations and investment performance; and/or customer demand and the ability of customers to obtain financing to purchase the Company’s products or equipment that contain the Company’s products; and

•	those items identified under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Additional risks relating to the Company’s business, the industries in which the Company operates or the Company’s common stock may be described from time to time in the Company’s filings with the Securities and Exchange Commission. All of these risk factors are difficult to predict, are subject to material uncertainties that may affect actual results and may be beyond the Company’s control.
Readers are cautioned that it is not possible to predict or identify all of the risks, uncertainties and other factors that may affect future results and that the above list should not be considered to be a complete list. Except as required by the federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Refer to information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. Furthermore, a discussion of market risk exposures is included in Part II, Item 7A. Quantitative and Qualitative Disclosure about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes in exposures to market risk since the discussion included in the Company’s Annual Report on Form 10-K referenced above.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer of Purchases of Common Stock
The following table provides information about purchases by the Company during the quarter ended June 30, 2011 of its common stock.

			Total number	Maximum
			of shares	number of
			purchased as	shares that
			part of publicly	may yet
	Total number	Average	announced	be purchased
	of shares	price paid	plans or	under the plans
Period	purchased(1)	per share(2)	programs	or programs(3)

4/1/11 — 4/30/11	21,636	$55.92	—	2,500,000
5/1/11 — 5/31/11	2,940	52.62	—	2,500,000
6/1/11 — 6/30/11	1,010	48.61	—	2,500,000

Total	25,586	$55.25	—	2,500,000

(1)	The shares purchased represent shares of the Company’s common stock that are owned and tendered by employees to exercise stock options, and to satisfy withholding obligations in connection with the exercise of stock options and vesting of restricted shares.

(2)	For shares tendered in connection with the vesting of restricted shares, the average price paid per share is an average calculated using the daily high and low of the Company’s common stock as quoted on the New York Stock Exchange at the time of vesting. For shares tendered in connection with the exercise of stock options, the price paid is the real-time trading stock price at the time the options are exercised.

(3)	Pursuant to the Company’s 2006 common stock purchase plan, the Company may purchase up to four million shares of common stock at an amount not to exceed $180 million in the aggregate. The Company may purchase shares under its 2006 common stock purchase plan until December 31, 2012. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share purchases or Rule 10b5-1 plans.

Item 6. Exhibits
10.1	Form of Employee Excess Benefits Agreement, entered into with certain Executive Officers and certain key employees of the Company on or after January 1, 2011.

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of James W. Griffith, President and Chief Executive Officer (principal executive officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Glenn A. Eisenberg, Executive Vice President — Finance and Administration (principal financial officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of James W. Griffith, President and Chief Executive Officer (principal executive officer) and Glenn A. Eisenberg, Executive Vice President — Finance and Administration (principal financial officer) of The Timken Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the quarterly report on Form 10-Q of The Timken Company for the quarter ended June 30, 2011, filed on August 4, 2011, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY
Date: August 4, 2011	By	/s/ James W. Griffith
James W. Griffith
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 4, 2011	By	/s/ Glenn A. Eisenberg
Glenn A. Eisenberg
Executive Vice President — Finance and Administration (Principal Financial Officer)