Form 10-Q
period 2011-09-30
TIMKEN CO
filed 2011-11-02
CIK 98362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [    ]    No [ x ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2011
Common Stock, without par value	97,650,484 shares

THE TIMKEN COMPANY AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

(Dollars in millions, except per share data)
Net sales	$1,321.8	$1,059.7	$3,905.5	$2,984.8
Cost of products sold	978.5	794.6	2,878.4	2,228.7

Gross Profit	343.3	265.1	1,027.1	756.1
Selling, general and administrative expenses	155.1	140.3	459.1	414.0
Impairment and restructuring charges	1.2	2.9	8.5	9.4

Operating Income	187.0	121.9	559.5	332.7
Interest expense	(9.1)	(9.1)	(28.2)	(28.7)
Interest income	1.5	0.8	4.4	2.3
Other income (expense), net	2.9	(2.8)	1.6	(0.7)

Income From Continuing Operations Before Income Taxes	182.3	110.8	537.3	305.6
Provision for income taxes	70.1	38.6	189.0	122.7

Income From Continuing Operations	112.2	72.2	348.3	182.9
Loss (income) from discontinued operations, net of income taxes	-	(1.1)	-	3.4

Net Income	112.2	71.1	348.3	186.3
Less: Net income attributable to noncontrolling interest	1.2	0.8	3.1	1.8

Net Income Attributable to The Timken Company	$111.0	$70.3	$345.2	$184.5

Amounts Attributable to The Timken Company’s Common Shareholders:
Income from continuing operations, net of income taxes	$111.0	$71.4	$345.2	$181.1
Loss (income) from discontinued operations, net of income taxes	-	(1.1)	-	3.4

Net Income Attributable to The Timken Company	$111.0	$70.3	$345.2	$184.5

Net Income per Common Share Attributable to The Timken Company’s Common Shareholders
Earnings per share - Continuing Operations	$1.13	$0.74	$3.53	$1.87
Earnings (loss) per share - Discontinued Operations	-	(0.01)	-	0.04

Basic earnings per share	$1.13	$0.73	$3.53	$1.91

Diluted earnings per share - Continuing Operations	$1.12	$0.73	$3.48	$1.86
Diluted earnings (loss) per share - Discontinued Operations	-	(0.01)	-	0.03

Diluted earnings per share	$1.12	$0.72	$3.48	$1.89

Dividends per share	$0.20	$0.13	$0.58	$0.35

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	(Unaudited) September 30, 2011	December 31, 2010

(Dollars in millions, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$402.9	$877.1
Restricted cash	3.6	-
Accounts receivable, less allowances: 2011 - $20.1 million; 2010 - $27.6 million	715.9	516.6
Inventories, net	949.2	828.5
Deferred income taxes	99.5	100.4
Deferred charges and prepaid expenses	11.7	11.3
Other current assets	83.7	65.3

Total Current Assets	2,266.5	2,399.2

Property, Plant and Equipment - Net	1,242.5	1,267.7

Other Assets
Goodwill	283.7	224.4
Other intangible assets	230.7	129.2
Deferred income taxes	55.3	121.5
Other non-current assets	44.3	38.4

Total Other Assets	614.0	513.5

Total Assets	$4,123.0	$4,180.4

LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$14.6	$22.4
Accounts payable	308.4	263.5
Salaries, wages and benefits	229.1	233.4
Income taxes payable	96.4	14.0
Deferred income taxes	1.0	0.7
Other current liabilities	189.6	177.6
Current portion of long-term debt	6.6	9.6

Total Current Liabilities	845.7	721.2

Non-Current Liabilities
Long-term debt	490.9	481.7
Accrued pension cost	89.7	394.5
Accrued postretirement benefits cost	395.6	531.2
Deferred income taxes	5.5	6.0
Other non-current liabilities	70.9	104.0

Total Non-Current Liabilities	1,052.6	1,517.4

Shareholders’ Equity
Class I and II Serial Preferred Stock without par value:
Authorized - 10,000,000 shares each class, none issued	-	-
Common stock without par value:
Authorized - 200,000,000 shares
Issued (including shares in treasury) (2011 - 98,375,135 shares; 2010 - 98,153,317 shares)
Stated capital	53.1	53.1
Other paid-in capital	885.9	881.7
Earnings invested in the business	1,915.0	1,626.4
Accumulated other comprehensive loss	(619.4)	(624.7)
Treasury shares at cost (2011 - 724,651 shares; 2010 - 350,201 shares)	(29.9)	(11.5)

Total Shareholders’ Equity	2,204.7	1,925.0

Noncontrolling interest	20.0	16.8

Total Equity	2,224.7	1,941.8

Total Liabilities and Equity	$4,123.0	$4,180.4

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2011	2010

(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income attributable to The Timken Company	$345.2	$184.5
Earnings from discontinued operations	-	(3.4)
Net income attributable to noncontrolling interest	3.1	1.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	142.9	142.2
Impairment charges	3.3	2.0
(Gain) loss on sale of assets	(0.4)	3.7
Gain on divestiture	(0.5)	-
Deferred income tax provision	48.7	15.3
Stock-based compensation expense	13.1	12.1
Pension and other postretirement expense	55.8	69.0
Pension and other postretirement benefit contributions and payments	(445.2)	(164.4)
Changes in operating assets and liabilities:
Accounts receivable	(187.9)	(140.9)
Inventories	(122.2)	(95.2)
Trade accounts payable	39.3	100.4
Other accrued expenses	(2.3)	45.8
Income taxes	52.6	131.5
Other - net	(12.9)	5.6

Net Cash (Used) Provided by Operating Activities - Continuing Operations	(67.4)	310.0
Net Cash Provided by Operating Activities - Discontinued Operations	-	3.4

Net Cash (Used) Provided By Operating Activities	(67.4)	313.4

Investing Activities
Capital expenditures	(106.0)	(61.2)
Acquisitions (net of cash acquired)	(198.9)	(16.1)
Proceeds from disposals of property, plant and equipment	5.7	1.0
Divestitures	4.8	-
Investments in short-term marketable securities	(23.9)	(30.0)
Other	0.8	(0.9)

Net Cash Used by Investing Activities	(317.5)	(107.2)

Financing Activities
Cash dividends paid to shareholders	(56.6)	(33.8)
Net proceeds from common share activity	23.4	29.5
Purchase of treasury shares	(43.8)	(29.2)
Proceeds from issuance of long-term debt	9.3	15.4
Payments on long-term debt	(4.0)	(12.6)
Short-term debt activity - net	(7.3)	(22.2)
Increase in restricted cash	(3.6)	-
Other	(3.5)	(3.5)

Net Cash Used by Financing Activities	(86.1)	(56.4)
Effect of exchange rate changes on cash	(3.2)	(5.5)

(Decrease) Increase In Cash and Cash Equivalents	(474.2)	144.3
Cash and cash equivalents at beginning of year	877.1	755.5

Cash and Cash Equivalents at End of Period	$402.9	$899.8

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

Note 2 – New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles–Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which includes new accounting guidance for the periodic testing of goodwill for impairment. This guidance allows companies to assess qualitative factors to determine if goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This new guidance is effective for the Company beginning after December 31, 2011, with early adoption permitted. Management is currently evaluating the impact of the new guidance on the Company’s results of operations and financial condition.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which includes new accounting rules related to the presentation of comprehensive income. The new accounting rules require that entities present a statement of other comprehensive income within the consolidated financial statements in one of two manners: a single statement approach or a two-statement approach. The single statement approach consists of a single statement presenting the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income. The two-statement approach allows for the components of net income and total net income to be presented in a financial statement, immediately followed by another financial statement presenting the components of other comprehensive income and a total for comprehensive income. The new accounting rules are effective, on a retrospective basis, for fiscal years beginning after December 15, 2011. The adoption of the new accounting rules related to the presentation of other comprehensive income is not expected to have a material impact on the Company’s results of operations and financial condition, but it will affect how the Company reports other comprehensive income. Management is currently evaluating which presentation method to adopt after the new rules are effective.

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

Note 3 – Inventories

	September 30, 2011	December 31, 2010

Inventories, net:
Manufacturing supplies	$60.6	$57.9
Work in process and raw materials	455.8	371.9
Finished products	432.8	398.7

Total Inventories, net	$949.2	$828.5

An actual valuation of the inventory under the last-in, first-out (LIFO) method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these calculations are subject to many factors beyond management’s control, annual results may differ from interim results because they are subject to the final year-end LIFO inventory valuation. The LIFO reserve at September 30, 2011 and December 31, 2010 was $288.4 million and $264.6 million, respectively. The Company recognized an increase in its LIFO reserve of $8.1 million and $23.8 million during the third quarter and first nine months of 2011, respectively, compared to an increase in its LIFO reserve of $3.6 million and $10.2 million during the third quarter and first nine months of 2010, respectively.

Based on current projections of inventory levels and costs, the Company expects to recognize approximately $32 million in LIFO expense for the year ended December 31, 2011. The expected increase in the LIFO reserve is a result of higher costs, especially scrap steel costs, as well as higher quantities. A 1.0% increase in costs would increase the current LIFO expense estimate for 2011 by $5.7 million. A 1.0% increase in inventory quantities would have no effect on the current LIFO expense estimate for 2011.

Note 4 – Property, Plant and Equipment

The components of property, plant and equipment are as follows:

	September 30, 2011	December 31, 2010

Property, Plant and Equipment:
Land and buildings	$634.8	$623.2
Machinery and equipment	2,890.4	2,830.8

Subtotal	3,525.2	3,454.0
Less allowances for depreciation	(2,282.7)	(2,186.3)

Property, Plant and Equipment - net	$1,242.5	$1,267.7

At September 30, 2011 and December 31, 2010, machinery and equipment included approximately $90.3 million and $99.7 million, respectively, of capitalized software. Depreciation expense for the three months ended September 30, 2011 and 2010 was $44.6 million and $44.5 million, respectively. Depreciation expense for the first nine months ended September 30, 2011 and 2010 was $133.7 million and $134.6 million, respectively. Depreciation expense on capitalized software for the three months ended September 30, 2011 and 2010 was approximately $6.7 million and $4.7 million, respectively. Depreciation expense on capitalized software for the nine months ended September 30, 2011 and 2010 was approximately $17.2 million and $12.6 million, respectively.

Note 5 – Goodwill and Other Intangible Assets

The change in the carrying amount of goodwill for the nine months ended September 30, 2011 is as follows:

	Process Industries	Aerospace and Defense	Steel	Total

Beginning Balance	$50.0	$162.3	$12.1	$224.4
Acquisitions	59.2	-	-	59.2
Other	(0.4)	-	0.5	0.1

Ending Balance	$108.8	$162.3	$12.6	$283.7

The change related to acquisitions primarily reflects the preliminary purchase price allocation for the acquisition of the assets of Philadelphia Gear Corp. (Philadelphia Gear) completed on July 1, 2011. “Other” primarily includes foreign currency translation adjustments.

The following table displays intangible assets as of September 30, 2011 and December 31, 2010:

	As of September 30, 2011			As of December 31, 2010

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Intangible assets subject to amortization:
Customer relationships	$163.8	$23.3	$140.5	$82.0	$18.6	$63.4
Engineering drawings	2.0	2.0	-	2.0	2.0	-
Know-how	17.1	1.3	15.8	2.1	1.0	1.1
Industrial license agreements	0.1	0.1	-	0.4	0.1	0.3
Land-use rights	8.5	3.7	4.8	8.2	3.3	4.9
Patents	4.4	3.5	0.9	4.4	3.3	1.1
Technology use	38.8	8.0	30.8	39.0	6.3	32.7
Trademarks	18.0	5.5	12.5	6.0	5.0	1.0
PMA licenses	8.8	3.0	5.8	8.8	2.7	6.1
Non-compete agreements	4.7	2.3	2.4	2.7	1.9	0.8
Unpatented technology	7.6	6.6	1.0	7.6	6.0	1.6

	$273.8	$59.3	$214.5	$163.2	$50.2	$113.0

Intangible assets not subject to amortization:
Tradename	$2.0		$2.0	$2.0		$2.0
FAA air agency certificates	14.2		14.2	14.2		14.2

	$16.2		$16.2	$16.2		$16.2

Total intangible assets	$290.0	$59.3	$230.7	$179.4	$50.2	$129.2

Amortization expense for intangible assets for the three months and nine months ended September 30, 2011 was $4.6 million and $9.2 million, respectively. Amortization expense for intangible assets for the three months and nine months ended September 30, 2010 was $2.4 million and $7.2 million, respectively. Amortization expense for intangible assets is estimated to be approximately $13.5 million for 2011; $17.0 million in 2012; $15.6 million in 2013; $15.4 million in 2014 and $15.4 million in 2015.

Note 6 – Financing Arrangements

Short-term debt at September 30, 2011 and December 31, 2010 was as follows:

	September 30, 2011	December 31, 2010

Variable-rate lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 2.44% to 7.93% and 1.98% to 5.05% at September 30, 2011 and December 31, 2010, respectively	$14.6	$22.4

Short-term debt	$14.6	$22.4

The lines of credit for certain of the Company’s foreign subsidiaries provide for borrowings up to $252.7 million. At September 30, 2011, the Company’s foreign subsidiaries had borrowings outstanding of $14.6 million and guarantees of $6.2 million, which reduced the availability under these facilities to $231.9 million.

The Company has a $150 million Accounts Receivable Securitization Financing Agreement (Asset Securitization Agreement), which matures November 10, 2012. Under the terms of the Asset Securitization Agreement, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary, that in turn uses the trade receivables to secure borrowings, which are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the Asset Securitization Agreement are limited to certain borrowing base calculations. Any amounts outstanding under this Asset Securitization Agreement would be reported in short-term debt on the Company’s Consolidated Balance Sheet. As of September 30, 2011, there were no outstanding borrowings under the Asset Securitization Agreement. The cost of this facility, which is the commercial paper rate plus program fees, is considered a financing cost and is included in interest expense in the Consolidated Statement of Income.

Long-term debt at September 30, 2011 and December 31, 2010 was as follows:

	September 30, 2011	December 31, 2010

Fixed-rate Medium-Term Notes, Series A, due at various dates through
May 2028, with interest rates ranging from 6.74% to 7.76%	$175.0	$175.0
Fixed-rate Senior Unsecured Notes, due September 15, 2014, with an interest rate of 6.0%	249.8	249.7
Variable-rate State of Ohio Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.12% at September 30, 2011)	12.2	12.2
Variable-rate State of Ohio Air Quality Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.35% at September 30, 2011)	9.5	9.5
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (0.35% at September 30, 2011)	17.0	17.0
Variable-rate credit facility with US Bank for Advanced Green Components, LLC, maturing on May 23, 2012 (1.32% at September 30, 2011)	5.6	8.3
Other	28.4	19.6

	497.5	491.3
Less current maturities	6.6	9.6

Long-term debt	$490.9	$481.7

On May 11, 2011, the Company entered into a $500 million Amended and Restated Credit Agreement (Senior Credit Facility). This Senior Credit Facility amended and restated the former senior credit facility, which was due to expire on July 10, 2012. The Senior Credit Facility now matures on May 11, 2016. At September 30, 2011, the Company had no outstanding borrowings under the Senior Credit Facility but had letters of credit outstanding totaling $17.2 million, which reduced the availability under the Senior Credit Facility to $482.8 million. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At September 30, 2011, the Company was in full compliance with the covenants under the Senior Credit Facility.

Note 6 – Financing Arrangements, continued

Advanced Green Components, LLC (AGC) is a joint venture of the Company. As of September 30, 2011, the Company had restricted cash of $3.6 million in a collateral account to secure up to $3.6 million of the indebtedness between AGC and US Bank in the event AGC defaults on its credit facility with US Bank. The $3.6 million collateral account is classified as restricted cash on the Consolidated Balance Sheet as of September 30, 2011.

Certain of the Company’s foreign subsidiaries have facilities that also provide for long-term borrowings up to $27.4 million. At September 30, 2011, the Company had borrowings outstanding of $27.4 million, leaving no availability under these long-term facilities.

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

The following is a rollforward of the warranty accruals for the nine months ended September 30, 2011 and the twelve months ended December 31, 2010:

	September 30, 2011	December 31, 2010

Beginning balance, January 1	$8.0	$5.4
Expense	8.3	6.0
Payments	(3.2)	(3.4)

Ending balance	$13.1	$8.0

The product warranty accrual at September 30, 2011 and December 31, 2010 was included in other current liabilities on the Consolidated Balance Sheet. During the third quarter of 2011, the Aerospace and Defense segment accrued approximately $5 million in warranty expense related to an aftermarket product.

Note 8 – Equity

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Earnings Invested in the Business	Accumulated Other Comprehensive Loss	Treasury Stock	Noncontrolling Interest

Balance at December 31, 2010	$1,941.8	$53.1	$881.7	$1,626.4	$(624.7)	$(11.5)	$16.8

Net income	348.3			345.2			3.1

Foreign currency translation adjustment	(30.7)				(30.7)
Pension and postretirement liability adjustment (net of income tax of $17.6 million)	34.9				34.9
Unrealized gain on marketable securities	0.5				0.4		0.1
Change in fair value of derivative financial instruments, net of reclassifications	0.7				0.7
Total comprehensive income	353.7

Change in ownership of noncontrolling interest	(0.5)		(0.5)
Dividends - $0.58 per share	(56.6)			(56.6)
Tax benefit from compensation	9.5		9.5
Stock-based compensation expense	13.1		13.1
Stock purchased at cost	(43.8)					(43.8)
Stock option exercise activity	16.2		(17.3)			33.5
Restricted shares (issued) surrendered	(0.3)		(0.6)			0.3
Shares surrendered for taxes	(8.4)					(8.4)

Balance at September 30, 2011	$2,224.7	$53.1	$885.9	$1,915.0	$(619.4)	$(29.9)	$20.0

The total comprehensive income for the three months ended September 30, 2011 was $52.2 million. The total comprehensive income for the three months and nine months ended September 30, 2010 was $138.9 million and $227.4 million, respectively.

Note 9 – Earnings Per Share

The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three months and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Numerator:
Income from continuing operations attributable to The Timken Company	$111.0	$71.4	$345.2	$181.1
Less: undistributed earnings allocated to nonvested stock	0.4	0.3	1.3	0.8

Income from continuing operations available to common shareholders for basic earnings per share and diluted earnings per share	110.6	71.1	343.9	180.3

Denominator:
Weighted average number of shares outstanding - basic	97,489,819	96,400,593	97,509,361	96,373,152
Effect of dilutive options	996,021	1,166,124	1,234,225	794,491

Weighted average number of shares outstanding, assuming dilution of stock options	98,485,840	97,566,717	98,743,586	97,167,643

Basic earnings per share from continuing operations	$1.13	$0.74	$3.53	$1.87

Diluted earnings per share from continuing operations	$1.12	$0.73	$3.48	$1.86

The exercise prices for certain stock options that the Company has awarded may exceed the average market price of the Company’s common shares. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. There were 697,500 shares of antidilutive stock options outstanding for the three months ended September 30, 2011 and no antidilutive stock options outstanding for the three months ended September 30, 2010. The antidilutive stock options outstanding were 350,167 and 1,307,303 for the nine months ended September 30, 2011 and 2010, respectively.

Note 10 – Segment Information

The primary measurement used by management to measure the financial performance of each segment is EBIT (earnings before interest and taxes).

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Net sales to external customers:
Mobile Industries	$441.3	$404.1	$1,349.3	$1,172.0
Process Industries	328.1	233.7	919.7	650.6
Aerospace and Defense	81.8	81.0	244.4	255.8
Steel	470.6	340.9	1,392.1	906.4

	$1,321.8	$1,059.7	$3,905.5	$2,984.8

Intersegment sales:
Mobile Industries	$0.3	$-	$0.5	$-
Process Industries	0.8	0.8	2.5	2.1
Steel	30.9	30.4	96.0	73.3

	$32.0	$31.2	$99.0	$75.4

Segment EBIT:
Mobile Industries	$65.2	$57.1	$200.0	$165.3
Process Industries	77.5	36.8	214.5	89.2
Aerospace and Defense	(1.5)	2.5	4.0	20.5
Steel	67.1	41.3	199.2	104.2

Total EBIT for reportable segments	$208.3	$137.7	$617.7	$379.2

Unallocated corporate expenses	(17.5)	(17.6)	(55.9)	(49.8)
Interest expense	(9.1)	(9.1)	(28.2)	(28.7)
Interest income	1.5	0.8	4.4	2.3
Intersegment adjustments	(0.9)	(1.0)	(0.7)	2.6

Income from continuing operations before income taxes	$182.3	$110.8	$537.3	$305.6

Intersegment sales represent sales between the segments. These sales are eliminated upon consolidation.

Note 11 – Impairment and Restructuring Charges

Impairment and restructuring charges by segment are comprised of the following:

For the three months ended September 30, 2011:

	00000000	00000000	00000000	00000000	00000000	00000000
	Mobile Industries	Process Industries	Aerospace & Defense	Steel	Corporate	Total

Impairment charges	$-	$0.1	$-	$-	$-	$0.1
Severance expense and related benefit costs	0.1	-	-	-	-	0.1
Exit costs	0.9	0.1	-	-	-	1.0

Total	$1.0	$0.2	$-	$-	$-	$1.2

For the three months ended September 30, 2010:

	00000000	00000000	00000000	00000000	00000000	00000000
	Mobile Industries	Process Industries	Aerospace & Defense	Steel	Corporate	Total

Impairment charges	$1.4	$0.6	$-	$-	$-	$2.0
Severance expense and related benefit costs	-	(0.6)	0.5	-	-	(0.1)
Exit costs	0.7	0.1	0.2	-	-	1.0

Total	$2.1	$0.1	$0.7	$-	$-	$2.9

For the nine months ended September 30, 2011:

	0000000	0000000	0000000	0000000	0000000	0000000
	Mobile Industries	Process Industries	Aerospace & Defense	Steel	Corporate	Total

Impairment charges	$0.1	$0.3	$0.1	$-	$-	$0.5
Severance expense and related benefit costs	0.2	-	-	-	-	0.2
Exit costs	7.5	0.3	-	-	-	7.8

Total	$7.8	$0.6	$0.1	$-	$-	$8.5

For the nine months ended September 30, 2010:

	0000000	0000000	0000000	0000000	0000000	0000000
	Mobile Industries	Process Industries	Aerospace & Defense	Steel	Corporate	Total

Impairment charges	$1.4	$0.6	$-	$-	$-	$2.0
Severance expense and related benefit costs	1.6	1.0	1.9	(0.1)	0.6	5.0
Exit costs	1.6	0.3	0.5	-	-	2.4

Total	$4.6	$1.9	$2.4	$(0.1)	$0.6	$9.4

The following discussion explains the major impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above.

Note 11 – Impairment and Restructuring, continued

Mobile Industries

In March 2007, the Company announced the closure of its manufacturing facility in Sao Paulo, Brazil. The Company has substantially completed the closure of this facility. Pretax costs associated with the closure could be as high as approximately $60 million, which includes restructuring costs and rationalization costs recorded in cost of products sold and selling, general and administrative expenses. Mobile Industries has incurred pretax costs of approximately $41.8 million as of September 30, 2011. During the third quarter and first nine months of 2011, the Company recorded $0.9 million and $6.9 million, respectively, of exit costs associated with the closure of this facility. The exit costs for the third quarter of 2011 were due to environmental remediation costs, and exits cost for the first nine months of 2011 were due to environmental remediation costs and workers compensation claims for former associates. The Company accrues environmental remediation costs and workers compensation claims when they become probable and estimable. During the third quarter and first nine months of 2010, the Company recorded $1.1 million of impairment charges associated with the closure of the Company’s Sao Paulo, Brazil manufacturing facility. The impairment charges were recorded as a result of the carrying value of certain machinery and equipment exceeding their fair value.

Workforce Reductions

In 2009, the Company began the realignment of its organization to improve efficiency and reduce costs as a result of the economic downturn that began during the latter part of 2008. This initiative was completed in 2010. During the first nine months of 2010, the Company recorded $5.3 million of severance and related benefit costs related to this initiative, which included both selling and administrative cost reductions, as well as manufacturing workforce reductions. Of the $5.3 million charge recorded during the first nine months of 2010, $1.9 million related to the Aerospace and Defense segment, $1.6 million related to the Process Industries segment, $1.2 million related to the Mobile Industries segment, and $0.6 million related to Corporate positions.

The following is a rollforward of the consolidated restructuring accrual for the nine months ended September 30, 2011 and the twelve months ended December 31, 2010:

	September 30, 2011	December 31, 2010

Beginning balance, January 1	$22.1	$34.0
Expense	8.0	17.0
Payments	(10.1)	(28.9)

Ending balance	$20.0	$22.1

The restructuring accrual at September 30, 2011 and December 31, 2010 was included in other current liabilities on the Consolidated Balance Sheets. The accrual at September 30, 2011 included $3.8 million of severance and related benefits, which are expected to be paid by June 2012. The accrual for severance and related benefits at September 30, 2011 primarily related to the closure of the distribution center in Bucyrus, Ohio, which was completed during the third quarter of 2011, and the closure of the manufacturing facility in Sao Paulo, Brazil. The remainder of the restructuring accrual at September 30, 2011 primarily represented environmental exit costs, which are principally related to Sao Paulo, Brazil. As of September 30, 2011, the Company has $13.8 million reserved for environmental matters, of which $9.2 million relates to Sao Paulo, Brazil. The Company adjusts environmental remediation accruals based on the best available estimate of costs to be incurred, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties. The Company’s estimated total liability for this site ranges from a minimum of $9.2 million to a maximum of $19.4 million. It is possible that the estimate may change in the near term.

Note 12 – Retirement and Postretirement Benefit Plans

The following table sets forth the net periodic benefit cost for the Company’s retirement and postretirement benefit plans. The amounts for the three months and nine months ended September 30, 2011 are based on actuarial calculations prepared at December 2010, which were updated during the second quarter of 2011. The net periodic benefit cost recorded for the three months ended and nine months ended September 30, 2011 is the Company’s best estimate of each period’s proportionate share of the amounts to be recorded for the year ended December 31, 2011.

	Pension		Postretirement
	Three Months Ended September 30,		Three Months Ended September 30,
	2011	2010	2011	2010
Components of net periodic benefit cost
Service cost	$8.0	$8.4	$0.7	$0.5
Interest cost	39.6	39.6	8.1	8.8
Expected return on plan assets	(53.7)	(50.2)	(1.2)	-
Amortization of prior service cost (credit)	2.4	2.4	-	(0.4)
Amortization of net actuarial loss	14.0	13.0	0.7	1.0

Net periodic benefit cost	$10.3	$13.2	$8.3	$9.9

	Pension		Postretirement
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Components of net periodic benefit cost
Service cost	$24.2	$24.9	$1.9	$1.6
Interest cost	119.0	118.6	24.3	26.3
Expected return on plan assets	(161.3)	(150.3)	(3.4)	-
Amortization of prior service cost (credit)	7.1	7.1	(0.2)	(1.1)
Amortization of net actuarial loss	42.0	38.9	2.2	3.0

Net periodic benefit cost	$31.0	$39.2	$24.8	$29.8

Note 13 – Income Taxes

The Company’s provision for income taxes in interim periods is computed in accordance with Accounting Standards Codification 740 by applying the appropriate annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior year tax liabilities, are recorded during the period(s) in which they occur.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Provision for income taxes	$70.1	$38.6	$189.0	$122.7
Effective tax rate	38.5%	34.8%	35.2%	40.2%

The effective tax rate for the third quarter of 2011 was higher than the U.S. Federal statutory tax rate of 35% as a result of certain discrete tax expense items recognized in the third quarter of 2011 relating to prior tax years, U.S. state and local taxes and the net impact of other items, including the enactment of a new tax law in France (the Amended Finance Act for 2011), partially offset by lower taxes related to non-U.S. earnings and the net impact of U.S. tax benefits, such as the U.S. research tax credit and U.S. manufacturing deduction.

The effective tax rate on pretax income for the third quarter of 2010 was favorable relative to the U.S. federal statutory tax rate of 35% primarily due to earnings in certain foreign jurisdictions where the effective tax rate is less than 35% and the U.S. manufacturing deduction, partially offset by losses at certain foreign subsidiaries where no tax benefit could be recorded, U.S. state and local tax and the net effect of other U.S. tax items.

The effective tax rate for the first nine months of 2011 was higher than the U.S. Federal statutory tax rate of 35% as a result of U.S. state and local taxes and the net impact of other items, including the enactment of the Amended Finance Act for 2011, partially offset by lower taxes related to non-U.S. earnings, and the net impact of U.S. tax benefits, such as the U.S. research tax credit and U.S. manufacturing deduction

The effective tax rate on pretax income for the first nine months of 2010 was unfavorable relative to the U.S. federal statutory tax rate of 35% primarily due to a $21.6 million charge recorded to reflect the deferred tax impact of the enactment of the U.S. Patient Protection and Affordable Care Act (as amended) enacted in the first quarter of 2010, losses at certain foreign subsidiaries where no tax benefit could be recorded, U.S. state and local taxes and the net effect of other U.S. tax items. These increases were partially offset by the earnings in certain foreign jurisdictions where the effective tax rate is less than 35%.

Note 14 – Acquisitions

In July 2011, the Company completed the acquisition of the assets of Philadelphia Gear, a leading provider of high-performance gear drives and components with a strong focus on value-added aftermarket capabilities in the industrial and military marine sectors, for $200 million in cash. Based in King of Prussia, Pennsylvania and employing approximately 220 people, Philadelphia Gear had trailing 12-month sales through March 2011 of approximately $85 million. The results of Philadelphia Gear are reported within the Process Industries segment.

The Company has preliminarily allocated the purchase price to the individual assets acquired and liabilities assumed. These valuations are subject to adjustment as additional information is obtained; however, these adjustments are not expected to be material. The results of the operations of Philadelphia Gear are included in the Company’s Consolidated Statements of Income for the periods subsequent to the effective date of the acquisition. Pro forma results of the operations are not presented because the effect of the acquisition was not significant to the Company’s income from continuing operations and total assets.

Note 14 – Acquisitions, continued

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed of Philadelphia Gear as of the date of acquisition:

Assets:
Accounts receivable, net	$16.9
Inventories, net	8.2
Other current assets	0.6
Property, plant and equipment - net	13.6
Goodwill	59.2
Other intangible assets	111.4

Total assets acquired	$209.9

Liabilities:
Accounts payable and other liabilities	$6.6
Salaries, wages and benefits	1.0
Other current liabilities	3.4

Total liabilities assumed	$11.0

Net assets acquired	$198.9

The following table summarizes the preliminary purchase price allocation for identifiable intangible assets acquired:

		Weighted Average Life
Trade name	12.0	15 years
Know how	15.0	20 years
All customer relationships	82.4	16 years
Non-compete agreements	2.0	5 years
Total intangible assets allocated	$111.4

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

The following table presents the fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2011:

	Fair Value at September 30, 2011
	Total	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$402.9	$402.9	$-	$-
Short-term investments	48.4	48.4	-	-
Foreign currency hedges	1.6	-	1.6	-

Total Assets	$452.9	$451.3	$1.6	$-

Liabilities:
Foreign currency hedges	$7.7	$-	$7.7	$-

Total Liabilities	$7.7	$-	$7.7	$-

Cash and cash equivalents are highly liquid investments with maturities of three months or less when purchased and are valued at redemption value. Short-term investments are investments with maturities between four months and one year and are valued at amortized cost, which approximates fair value. The Company uses publicly available foreign currency forward and spot rates to measure the fair value of its foreign currency forward contracts.

The Company does not believe it has significant concentrations of risk associated with the counterparts to its financial instruments.

Note 15 – Fair Value (continued)

The following table presents the fair value hierarchy for those assets measured at fair value on a nonrecurring basis for the nine months ended September 30, 2011 using Level 3 inputs:

	Carrying Value	Fair Value Adjustment	Fair Value

Assets held for sale:

Inventories	$4.7	$(3.2)	$1.5

Equity investments	6.9	(2.8)	4.1

Total assets held for sale	$11.6	$(6.0)	$5.6

Long-lived assets held and used:
Fixed Assets	$0.5	$(0.5)	$-

Total assets	$12.1	$(6.5)	$5.6

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

The Company’s equity investment in International Component Supply LTDA (ICS) was reviewed for impairment during the first quarter of 2011. This equity investment was written down to its fair value of $4.1 million, resulting in an impairment charge of $1.8 million recognized in other expense, net for the first quarter of 2011. The fair value of this investment was based on the estimated sales proceeds to be received from a third party if the Company were to sell its interest in the joint venture. During the second quarter of 2011, the Company sold its investment in ICS for $4.8 million, resulting in a gain of $0.5 million when adjusting for currency. The Company’s equity investment in Endorsia International.com (Endorsia) was also reviewed for impairment during the second quarter of 2011. This equity investment was completely written down, resulting in an impairment charge of $1.0 million recognized in other expense, net for the second quarter of 2011. The fair value of this investment was based on the estimated proceeds to be received by the parties that own Endorsia from the liquidation of this joint venture.

Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, commercial paper, short-term borrowings and accounts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $495.7 million and $468.7 million at September 30, 2011 and December 31, 2010, respectively. The carrying value of this debt was $427.5 million and $430.4 million at September 30, 2011 and December 31, 2010, respectively.

Note 16 – Subsequent Event

In October 2011, the Company completed the acquisition of Drives LLC (Drives), a leading manufacturer of highly engineered drive-chains, roller-chains and conveyor augers for agricultural and industrial markets, for $92 million in cash. Based in Fulton, Illinois and employing approximately 430 people in North America, Drives had trailing 12-month sales of approximately $100 million through June 2011. Sales and EBIT for the Drives business will be reported proportionally between the Mobile Industries and Process Industries segments.

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

The growth element of this strategy is pursued through differentiation and expansion.

•

For differentiation, the Company undertakes investments in new technologies to enhance existing products and services and to create new products that capture value for its customers. The Company recently broadened its product offering by introducing new housed bearings, adding to its spherical and cylindrical bearing lines, developing new products and services for the wind energy market sector – including a new Timken® UltraWind P1 seal -- and introducing several new grades of steel.

•

Regarding expansion, the Company’s strategy is to grow in attractive sectors, with particular emphasis on those industrial markets that test the limits of the Company’s products and create significant aftermarket demand, thereby providing a lifetime of opportunity in both product sales and services. The Company’s strategy also encompasses expanding its portfolio in new geographic spaces with an emphasis in Asia. The Company’s acquisition strategy is directed at complementing its existing portfolio and expanding the Company’s market position.

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

The following items highlight certain of the Company’s recent significant strategic accomplishments:

•

As of October 1, 2011, the Company completed the acquisition of privately-held Drives LLC (Drives) for $92 million. Drives is a leading manufacturer of highly engineered drive-chains, roller-chains and conveyor augers for the agricultural and industrial marketplace. Based in Fulton, Illinois, Drives employs 430 associates and had trailing 12-month sales through June 2011 of approximately $100 million. Sales and EBIT for the Drives business will be reported proportionally between the Mobile Industries and Process Industries segments.

•

In August 2011, the Company and The University of Akron announced an open-innovation agreement to accelerate technology. The two organizations plan to combine their expertise in materials and surface engineering at newly established laboratories in The University of Akron’s College of Engineering.

•

In August 2011, the Company announced that it is evaluating an investment of approximately $225 million at its Faircrest steel plant in Canton, Ohio. The proposed improvements are expected to increase capacity, expand product range and strengthen the competitiveness of Timken’s alloy specialty steel bars business. A ladle refiner and a new large-bloom continuous caster would be key components of this investment and would likely target production in 2014. The investment is expected to increase Faircrest’s shipping capacity by approximately 25 percent. The Company has entered into preliminary discussions with United Steelworkers of America Local 1123, as well as suppliers and government agencies, to determine whether it can achieve support to move forward on the project.

•

In July 2011, the Company broke ground on an 18,000 square foot Wind Energy Research and Development Center in Canton, Ohio on the Stark State College campus. This new center will be focused on advanced development of bearing systems in wind turbines.

•

On July 1, 2011, the Company acquired the assets of Philadelphia Gear Corp. (Philadelphia Gear), a leading provider of high-performance gear drives and components with a strong focus on value-added aftermarket capabilities in the industrial and military marine sectors, for $200 million. Based in King of Prussia, Pennsylvania and employing approximately 220 associates, Philadelphia Gear had trailing 12-month sales through March 2011 of approximately $85 million. Philadelphia Gear is included in the Process Industries segment.

Overview:

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
Net sales	$1,321.8	$1,059.7	$262.1	24.7%

Income from continuing operations	112.2	72.2	40.0	55.4%

Loss from discontinued operations	-	(1.1)	1.1	100.0%

Income attributable to noncontrolling interest	1.2	0.8	0.4	50.0%

Net income attributable to The Timken Company	111.0	70.3	40.7	57.9%

Diluted earnings per share:

Continuing operations	$1.12	$0.73	$0.39	53.4%

Discontinued operations	-	(0.01)	$0.01	100.0%

Diluted earnings per share	$1.12	$0.72	$0.40	55.6%

Average number of shares - diluted	98,485,840	97,566,717	-	0.9%

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
Net sales	$3,905.5	$2,984.8	$920.7	30.8%

Income from continuing operations	348.3	182.9	165.4	90.4%

Income from discontinued operations	-	3.4	(3.4)	(100.0)%

Income attributable to noncontrolling interest	3.1	1.8	1.3	72.2%

Net income attributable to The Timken Company	345.2	184.5	160.7	87.1%

Diluted earnings per share:

Continuing operations	$3.48	$1.86	$1.62	87.1%

Discontinued operations	-	0.03	(0.03)	(100.0)%

Diluted earnings per share	$3.48	$1.89	$1.59	84.1%

Average number of shares - diluted	98,743,586	97,167,643	-	1.6%

The Company reported net sales for the third quarter of 2011 of $1.3 billion, compared to $1.1 billion in the third quarter of 2010, an increase of 24.7%. Higher sales for the third quarter of 2011 were primarily driven by strong demand from all business segments except the Aerospace and Defense segment, as well as higher surcharges, pricing and the impact of acquisitions. For the third quarter of 2011, net income per diluted share was $1.12, compared to $0.72 per diluted share for the third quarter of 2010. The Company’s net income for the third quarter of 2011 reflects continued improvement in the end market sectors served by the Mobile Industries, Process Industries and Steel segments. In addition, results for the third quarter of 2011 reflect higher surcharges and pricing and the impact of acquisitions, partially offset by higher raw material costs and selling, general and administrative expenses.

Net sales for the first nine months of 2011 were $3.9 billion, compared to $3.0 billion in the first nine months of 2010, an increase of 30.8%. Higher sales for the first nine months of 2011 were primarily driven by strong demand from all business segments except the Aerospace and Defense segment, as well as higher surcharges, pricing, the impact of acquisitions and the effect of currency rate changes. For the first nine months of 2011, net income per diluted share was $3.48, compared to $1.89 per diluted share for the first nine months of 2010. The Company’s net income for the first nine months of 2011 reflects continued improvement in the end market sectors served by the Mobile Industries, Process Industries and Steel segments. In addition, results of the first nine months of 2011 reflect higher surcharges and pricing and the impact of acquisitions, partially offset by higher raw material and logistics costs and selling, general and administrative expenses. Results for the first nine months of 2010 reflect a one-time charge of $21.6 million to record the deferred tax impact of the U.S. Patient Protection and Affordable Care Act (as amended) enacted in the first quarter of 2010.

The income from discontinued operations recognized in the first nine months of 2010 was the result of working capital adjustments related to the divestiture of the Company’s Needle Roller Bearings (NRB) operations, which was completed on December 31, 2009.

Outlook

The Company’s outlook for 2011 reflects improved market conditions compared to 2010. The Company expects sales for the full-year to be approximately 25% to 30% higher than in 2010, primarily driven by stronger sales volume in all segments except the Aerospace and Defense segment, as well as the impact of the Philadelphia Gear and Drives acquisitions. The Company expects to leverage sales growth to drive improved operating performance for 2011, compared to 2010. However, the improved margins will be partially offset by slightly higher selling, general and administrative expenses to support increased sales.

The Company expects to generate cash from operations of approximately $210 million in 2011, which is a decrease of 33% from 2010. The decrease is due to higher working capital requirements to support increased sales volume, as well as higher pension and other postretirement benefit contributions, partially offset by improved profitability across all segments except the Aerospace and Defense segment. Pension and other postretirement contributions are expected to be approximately $420 million in 2011, compared to $230 million in 2010. The Company expects to increase capital expenditures to approximately $200 million in 2011, compared to $115 million in 2010. Dividends are also expected to increase to approximately $75 million in 2011, compared to $51 million in 2010, reflecting the full-year impact of the current quarterly dividend that was increased in the second quarter of 2011 to a rate of $0.20 per share.

Sales by Segment:

	Three Months Ended September 30,

	2011	2010	$ Change	% Change

Mobile Industries	$441.3	$404.1	$37.2	9.2%

Process Industries	328.1	233.7	94.4	40.4%

Aerospace and Defense	81.8	81.0	0.8	1.0%

Steel	470.6	340.9	129.7	38.0%

Total Company	$1,321.8	$1,059.7	$262.1	24.7%

	Nine Months Ended September 30,

	2011	2010	$ Change	% Change

Mobile Industries	$1,349.3	$1,172.0	$177.3	15.1%

Process Industries	919.7	650.6	269.1	41.4%

Aerospace and Defense	244.4	255.8	(11.4)	(4.5)%

Steel	1,392.1	906.4	485.7	53.6%

Total Company	$3,905.5	$2,984.8	$920.7	30.8%

Net sales for the third quarter of 2011 increased $262.1 million, or 24.7%, compared to the third quarter of 2010, due to higher volume of approximately $105 million, primarily driven by Mobile Industries’ off-highway and rail market sectors, increases in Process Industries’ distribution channel’s demand and the Steel segment. In addition, the increase reflects higher surcharges of approximately $50 million, pricing and favorable sales mix of approximately $50 million, the impact of acquisitions of approximately $45 million, and the effect of currency rate changes of approximately $15 million. The favorable impact of acquisitions in the third quarter of 2011 was primarily due to the acquisition of Philadelphia Gear.

Net sales for the first nine months of 2011 increased $920.7 million, or 30.8%, compared to the first nine months of 2010, primarily due to higher volume of approximately $480 million across all business segments except the Aerospace and Defense segment. In addition, the increase in sales reflects higher surcharges of approximately $180 million, pricing and favorable sales mix of approximately $145 million, the impact of acquisitions of approximately $60 million and the effect of currency rate changes of approximately $55 million. The favorable impact from acquisitions for the first nine months of 2011 was due to the July 2011 acquisition of Philadelphia Gear and the acquisition of QM Bearings and Power Transmission, Inc. (QM Bearings), completed in September 2010.

Gross Profit:

	$0,000.0	$0,000.0	$0,000.0	$0,000.0	$0,000.0
	Three Months Ended September 30,
	2011	2010	$ Change	% Change
Gross profit	$343.3	$265.1	$78.2	29.5%
Gross profit % to net sales	26.0%	25.0%	-	100	bps

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
Gross profit	$1,027.1	$756.1	$271.0	35.8%
Gross profit % to net sales	26.3%	25.3%	-	100	bps

Gross profit increased in the third quarter of 2011 compared to the third quarter of 2010 primarily due to an increase in surcharges of approximately $50 million, the impact of higher sales volume of approximately $45 million and the impact of pricing of approximately $35 million, partially offset by higher raw material costs of approximately $60 million. Gross profit for the third quarter of 2011 also benefited from the impact of acquisitions.

Gross profit increased in the first nine months of 2011 compared to the first nine months of 2010 primarily due to the impact of higher sales volume of approximately $220 million, an increase in surcharges of approximately $180 million and the impact of pricing and sales mix of approximately $150 million, partially offset by higher raw material and logistics costs of approximately $300 million. Gross profit for the first nine months of 2011 also benefited from the impact of acquisitions.

Selling, General and Administrative Expenses:

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
Selling, general and administrative expenses	$155.1	$140.3	$14.8	10.5%
Selling, general and administrative expenses % to net sales	11.7%	13.2%	-	(150)	bps

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
Selling, general and administrative expenses	$459.1	$414.0	$45.1	10.9%
Selling, general and administrative expenses % to net sales	11.8%	13.9%	-	(210)	bps

The increase in selling, general and administrative expenses in the third quarter of 2011 compared to the third quarter of 2010 was primarily due to higher salaries and related costs to support higher sales volume, as well as higher expense related to incentive compensation plans of approximately $5 million. In addition, the acquisition of Philadelphia Gear added approximately $5 million of selling, general and administrative expense for the third quarter of 2011.

The increase in selling, general and administrative expenses in the first nine months of 2011 compared to the first nine months of 2010 was primarily due to higher salaries and related costs to support higher sales volume, as well as higher expense related to incentive compensation plans of approximately $15 million. Selling, general and administrative expenses, as a percentage of sales, decreased in the third quarter and first nine months of 2011 compared to the respective periods in 2010 as a result of the Company’s ability to effectively leverage these costs against higher sales.

Impairment and Restructuring Charges:

	Three Months Ended September 30,

	2011	2010	$ Change

Impairment charges	$0.1	$2.0	$(1.9)
Severance and related benefit costs	0.1	(0.1)	0.2
Exit costs	1.0	1.0	-

Total	$1.2	$2.9	$(1.7)

	Nine Months Ended September 30,

	2011	2010	$ Change

Impairment charges	$0.5	$2.0	$(1.5)
Severance and related benefit costs	0.2	5.0	(4.8)
Exit costs	7.8	2.4	5.4

Total	$8.5	$9.4	$(0.9)

Impairment and restructuring charges decreased $1.7 million in the third quarter of 2011 compared to the third quarter of 2010. The Company recognized $0.9 million of exit costs in the third quarter of 2011 for the former manufacturing facility in Sao Paulo, Brazil relating to environmental remediation costs. Refer to Note 11 – Impairment and Restructuring Charges in the Notes to the Consolidated Financial Statements for further detail on the Sao Paulo, Brazil environmental remediation costs. During the third quarter of 2010, the Company recognized $1.1 million in impairment charges related to the former manufacturing facility in Brazil, as well as $0.5 million of environmental exit costs at the site of its former plant in Columbus, Ohio. The Company also recognized $0.5 million of severance and related benefit costs related to restructuring programs that began in 2009 to realign the Company’s organization, improve efficiency and reduce costs. These programs included both selling and administrative cost reductions, as well as manufacturing workforce reductions.

Impairment and restructuring charges decreased slightly in the first nine months of 2011 compared to the first nine months of 2010. The Company recognized $6.9 million of exit costs in the first nine months of 2011 for the former manufacturing facility in Sao Paulo, Brazil relating to environmental remediation costs and workers compensation claims made by former associates. The Company recognized $5.3 million of severance and related benefit costs in the first nine months of 2010 related to restructuring programs that began in 2009 to realign the Company’s organization, improve efficiency and reduce costs and an impairment charge of $1.1 million for the former manufacturing facility in Brazil.

Interest Expense and Income:

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
Interest expense	$ 9.1	$ 9.1	$ -	0.0%

Interest income	$ (1.5)	$ (0.8)	$ (0.7)	(87.5)%

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
Interest expense	$ 28.2	$ 28.7	$ (0.5)	(1.7)%

Interest income	$ (4.4)	$ (2.3)	$ (2.1)	(91.3)%

Interest income for the third quarter and the first nine months of 2011, respectively, increased compared to the same periods in the prior year primarily due to higher interest rates on invested cash balances.

Income Tax Expense:

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
Income tax expense	$ 70.1	$ 38.6	$ 31.5	81.6%

Effective tax rate	38.5%	34.8%	-	370	bps

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
Income tax expense	$ 189.0	$ 122.7	$ 66.3	54.0%

Effective tax rate	35.2%	40.2%	-	(500)	bps

The effective tax rate for the third quarter of 2011 was higher than the U.S. Federal statutory tax rate of 35% as a result of certain discrete tax expense items recognized in the third quarter of 2011 relating to prior tax years, U.S. state and local taxes and the net impact of other items, including the enactment of a new tax law in France (the Amended Finance Act for 2011), partially offset by lower taxes related to non-U.S. earnings and the net impact of U.S. tax benefits, such as the U.S. research tax credit and U.S. manufacturing deduction.

The change in the effective tax rate compared to the third quarter of 2010 was primarily due to certain discrete tax expense items recognized in the third quarter of 2011 compared to certain discrete tax benefit items recognized in the third quarter of 2010, and the net impact of other items, including the enactment of the Amended Finance Act for 2011.

The effective tax rate for the first nine months of 2011 was higher than the U.S. Federal statutory tax rate of 35% as a result of U.S. state and local taxes and the net impact of other items, including the enactment of the Amended Finance Act for 2011, partially offset by lower taxes related to non-U.S. earnings, and the net impact of U.S. tax benefits, such as the U.S. research tax credit and U.S. manufacturing deduction.

The change in the effective tax rate compared to the first nine months of 2010 was primarily due to the $21.6 million charge to income tax expense to record the deferred tax impact of the U.S. Patient Protection and Affordable Care Act (as amended) in the first quarter of 2010, partially offset by higher U.S. state and local taxes and the enactment of the Amended Finance Act for 2011.

Business Segments:

Effective January 1, 2011, the primary measurement used by management to measure the financial performance of each segment is EBIT (earnings before interest and taxes). Prior to January 1, 2011, the primary measurement used by management to measure the financial performance of each segment was adjusted EBIT (earnings before interest and taxes, excluding the effect of impairment and restructuring, manufacturing rationalization and integration charges, one-time gains or losses on the disposal of non-strategic assets, allocated receipts received or payments made under the U.S. Continued Dumping Subsidy Offset Act (CDSOA) and gains and losses on the dissolution of subsidiaries). The change in 2011 was primarily due to the completion of most of the Company’s previously-announced restructuring initiatives. Segment results for 2010 have been reclassified to conform to the 2011 presentation of segments. Refer to Note 10 – Segment Information in the Notes to the Consolidated Financial Statements for the reconciliation of EBIT by segment to consolidated income before income taxes.

The presentations of segment results include a reconciliation of the changes in net sales for each segment reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions made in 2011 and 2010 and currency exchange rates. The effects of acquisitions and currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period. During the third quarter of 2011, the Company completed the acquisition of substantially all of the assets of Philadelphia Gear, which is part of the Process Industries Segment. During the fourth quarter of 2010, the Company completed the acquisition of substantially all of the assets of City Scrap and Salvage Co. (City Scrap), which is part of the Steel segment. During the third quarter of 2010, the Company completed the acquisition of QM Bearings, which is part of the Process Industries segment. The year 2010 represents the base year for which the effects of currency are measured; as such, currency is assumed to be zero for 2010.

Mobile Industries Segment:

	Three Months Ended
	September 30,
	2011	2010	$ Change	% Change
Net sales, including intersegment sales	$441.6	$404.1	$37.5	9.3%
EBIT	$65.2	$57.1	$8.1	14.2%
EBIT margin	14.8%	14.1%	-	70	bps

	Three Months Ended
	September 30,
	2011	2010	$ Change	% Change
Net sales, including intersegment sales	$441.6	$404.1	$37.5	9.3%
Currency	7.4	-	7.4	NM
Net sales, excluding the impact of currency	$434.2	$404.1	$30.1	7.4%

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
Net sales, including intersegment sales	$1,349.8	$1,172.0	$177.8	15.2%
EBIT	$200.0	$165.3	$34.7	21.0%
EBIT margin	14.8%	14.1%	-	70	bps

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
Net sales, including intersegment sales	$1,349.8	$1,172.0	$177.8	15.2%
Currency	32.5	-	32.5	NM
Net sales, excluding the impact of currency	$1,317.3	$1,172.0	$145.3	12.4%

The Mobile Industries segment’s net sales, excluding the effects of currency rate changes, increased 7.4% for the third quarter of 2011 compared to the third quarter of 2010, due to higher volume of approximately $25 million and higher pricing of approximately $5 million. The increases were seen across most of the Mobile Industries segment’s market sectors, led by rail (approximately 35%), off-highway (approximately 30%) and heavy truck (approximately 15%). These increases were partially offset by a decrease in light vehicle (approximately 10%). EBIT increased in the third quarter of 2011 compared to the third quarter of 2010 primarily due to the impact of higher volume of approximately $10 million and higher pricing of approximately $5 million, partially offset by higher raw material costs of approximately $10 million.

The Mobile Industries segment’s net sales, excluding the effects of currency rate changes, increased 12.4% for the first nine months of 2011 compared to the first nine months of 2010, primarily due to higher volume of approximately $120 million and pricing and surcharges of approximately $25 million. The increases were seen across most of the Mobile Industries segment’s market sectors, led by off-highway (approximately 40%), rail (approximately 30%) and heavy truck (approximately 25%). EBIT was higher in the first nine months of 2011 compared to the first nine months of 2010 primarily due to higher volume of approximately $45 million and the impact of pricing and surcharges of approximately $25 million, partially offset by increased raw material and logistics costs of approximately $40 million.

Sales for the Mobile Industries segment are expected to increase approximately 10% to 15% for the full-year of 2011 compared to 2010, primarily due to higher demand across most of the Mobile Industries’ market sectors, led by an increase in off-highway (approximately 40%), rail (approximately 35%) and heavy truck (approximately 20%), partially offset by lower light vehicle demand. EBIT for the Mobile Industries segment for the full-year 2011 is expected to increase compared to 2010, primarily due to higher volume and pricing, partially offset by higher raw material costs.

Process Industries Segment:

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
Net sales, including intersegment sales	$328.9	$234.5	$94.4	40.3%

EBIT	$77.5	$36.8	$40.7	110.6%

EBIT margin	23.6%	15.7%	-	790	bps

	Three Months Ended
	September 30,
	2011	2010	$ Change	% Change
Net sales, including intersegment sales	$328.9	$234.5	$94.4	40.3%

Acquisitions	43.3	-	43.3	NM

Currency	5.8	-	5.8	NM
Net sales, excluding the impact of acquisitions and currency	$279.8	$234.5	$45.3	19.3%

	Nine Months Ended
	September 30,
	2011	2010	$ Change	% Change
Net sales, including intersegment sales	$922.2	$652.7	$269.5	41.3%

EBIT	$214.5	$89.2	$125.3	140.5%

EBIT margin	23.3%	13.7%	-	960	bps

	Nine Months Ended
	September 30,
	2011	2010	$ Change	% Change
Net sales, including intersegment sales	$922.2	$652.7	$269.5	41.3%

Acquisitions	56.3	-	56.3	NM

Currency	20.8	-	20.8	NM
Net sales, excluding the impact of acquisitions and currency	$845.1	$652.7	$192.4	29.5%

The Process Industries segment’s net sales, excluding the effects of acquisitions and currency rate changes, increased 19.3% in the third quarter of 2011 compared to the same period in the prior year, primarily due to higher volume of approximately $45 million. The higher sales were seen evenly between industrial distributors and original equipment customers. The increase in original equipment sales was led by the gear drive, metals and power generation sectors. EBIT was higher in the third quarter of 2011 compared to the third quarter of 2010, primarily due to the impact of higher volume of approximately $25 million and the impact of acquisitions of approximately $10 million.

The Process Industries segment’s net sales, excluding the effects of acquisitions and currency rate changes, increased 29.5% in the first nine months of 2011 compared to the same period in the prior year, primarily due to higher volume of approximately $175 million and pricing and sales mix of approximately $20 million. The higher sales primarily resulted from an approximately 40% increase to industrial distributors. In addition, the Process Industries sales to original equipment customers increased approximately 20%, led by the wind energy and gear drive sectors. EBIT increased in the first nine months of 2011 compared to the first nine months of 2010, primarily due to higher sales volume of approximately $100 million and higher pricing and sales mix of $30 million, partially offset by higher raw material costs of approximately $15 million.

The Company expects sales in the Process Industries segment to increase approximately 35% to 40% for the full-year of 2011 compared to 2010. The increase in sales reflects strengthening global industrial distribution, growth in Asia, the expected impact of the Philadelphia Gear and Drives acquisitions and sales of new product lines. EBIT for the Process Industries segment is expected to increase for the full-year 2011 compared to 2010, primarily due to the impact of higher volume and pricing, as well as the impact of acquisitions, partially offset by higher raw material costs.

Aerospace and Defense Segment:

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
Net sales, including intersegment sales	$81.8	$81.0	$0.8	1.0%

EBIT	$(1.5)	$2.5	$(4.0)	(160.0)%

EBIT margin	(1.8)%	3.1%	-	(490)	bps

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
Net sales, including intersegment sales	$81.8	$81.0	$0.8	1.0%

Currency	0.5	-	0.5	NM
Net sales, excluding the impact of currency	$81.3	$81.0	$0.3	0.4%

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
Net sales, including intersegment sales	$244.4	$255.8	$(11.4)	(4.5)%

EBIT	$4.0	$20.5	$(16.5)	(80.5)%

EBIT margin	1.6%	8.0%	-	(640)	bps

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
Net sales, including intersegment sales	$244.4	$255.8	$(11.4)	(4.5)%

Currency	2.0	-	2.0	NM
Net sales, excluding the impact of currency	$242.4	$255.8	$(13.4)	(5.2)%

The Aerospace and Defense segment’s net sales, excluding the impact of currency rate changes, were flat in the third quarter of 2011 compared to the third quarter of 2010, as increased commercial and general aviation demand was offset by lower demand for defense-related products. EBIT for the third quarter of 2011 declined compared to the third quarter of 2010, as the benefit from improved commercial and general aviation demand was more than offset by a product warranty charge of approximately $5 million.

The Aerospace and Defense segment’s net sales, excluding the impact of currency rate changes, decreased 5.2% in the first nine months of 2011 compared to the first nine months of 2010, primarily due to a decrease in volume. The decrease in volume was driven by reduced demand from defense, partially offset by increased demand in commercial aerospace. EBIT declined for the first nine months of 2011 compared to the first nine months of 2010 primarily due to the impact of lower volume and mix of approximately $10 million, a product warranty charge of approximately $5 million and an inventory write-down of approximately $3 million.

The Company expects the Aerospace and Defense segment to experience a slight decrease in sales for the full-year of 2011 compared to 2010, as a result of lower demand for the Company’s defense-related products, partially offset by increases in commercial aerospace, general aviation and health and positioning control market sectors. EBIT for the full-year 2011 is expected to decrease from 2010 levels, as a result of stronger commercial aerospace and general aviation demand being offset by weakness in defense demand.

Steel Segment:

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
Net sales, including intersegment sales	$501.5	$371.3	$130.2	35.1%

EBIT	$67.1	$41.3	$25.8	62.5%

EBIT margin	13.4%	11.1%	-	230	bps

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
Net sales, including intersegment sales	$501.5	$371.3	$130.2	35.1%

Acquisitions	1.8	-	1.8	NM

Currency	0.2	-	0.2	NM
Net sales, excluding the impact of acquisitions and currency	$499.5	$371.3	$128.2	34.5%

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
Net sales, including intersegment sales	$1,488.1	$979.7	$508.4	51.9%

EBIT	$199.2	$104.2	$95.0	91.2%

EBIT margin	13.4%	10.6%	-	280	bps

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
Net sales, including intersegment sales	$1,488.1	$979.7	$508.4	51.9%

Acquisitions	5.6	-	5.6	NM

Currency	0.9	-	0.9	NM
Net sales, excluding the impact of acquisitions and currency	$1,481.6	$979.7	$501.9	51.2%

The Steel segment’s net sales for the third quarter of 2011, excluding the effect of acquisitions and currency rate changes, increased $128.2 million, or 34.5%, compared to the third quarter of 2010. Sales increases were driven by higher surcharges of approximately $45 million, volume of approximately $35 million, favorable sales mix of approximately $25 million and higher pricing of approximately $20 million. The higher volumes were primarily due to oil and gas demand (approximately 65%) and industrial demand (approximately 15%) from the third quarter of 2010. Surcharges increased to $144 million in the third quarter of 2011 from $99 million in the third quarter of 2010. Surcharges are a pricing mechanism that the Company uses to recover scrap steel, energy and certain alloy costs, which are derived from published monthly indices. The average scrap index for the third quarter of 2011 increased by approximately $75 per ton compared to the third quarter of 2010. Steel shipments for the third quarter of 2011 were approximately 320,300 tons compared to 277,900 tons for the third quarter 2010, an increase of 15.3%. The Steel segment’s average selling price, including surcharges, was $1,565 per ton for the third quarter of 2011 compared to an average selling price of $1,336 per ton in the third quarter of 2010. The increase in average selling prices was mainly the result of higher surcharges, favorable sales mix and higher base prices. The higher surcharges were the result of higher market prices for certain input raw materials, especially scrap steel and nickel.

The Steel segments EBIT for third quarter 2011 increased $25.8 million compared to the third quarter 2010, primarily due to higher pricing and favorable sale mix of approximately $50 million, surcharges of approximately $45 million and the impact of higher volume of approximately $10 million, partially offset by higher raw material costs of approximately $50 million and higher LIFO expense. In the third quarter of 2011, the Steel segment recognized LIFO expense of $5 million, compared to LIFO expense of $2 million in the third quarter of 2010. Results for the third quarter of 2011 were unfavorably impacted by the timing of planned maintenance costs of approximately $15 million, compared to third quarter of 2010. The Steel segment completed the majority of their planned maintenance in the third quarter of 2011. The Steel segment completed the majority of their 2010 planned maintenance during the fourth quarter of 2010. Raw materials consumed in the manufacturing process, including scrap steel, alloys and energy, increased 18% in the third quarter of 2011 over the comparable period in the prior year to an average cost of $590 per ton.

The Steel segment’s net sales for the first nine months of 2011, excluding the effects of acquisitions and currency rate changes, increased 51.2% compared to the first nine months of 2010 primarily due to higher volume of approximately $225 million, higher surcharges of approximately $170 million, higher pricing of approximately $55 million and sales mix of approximately $50 million. The higher volume was experienced across all market sectors, particularly in the oil and gas and industrial market sectors. Surcharges increased to $424 million in the first nine months of 2011 from $253 million in the first nine months of 2010. The average scrap index for the first nine months of 2011 increased by approximately $55 per ton compared to the first nine months of 2010. Steel shipments for the first nine months of 2011 were approximately 983,700 tons, compared to approximately 742,300 tons for the first nine months of 2010, an increase of 33%. The Steel segment’s average selling price, including surcharges, was $1,513 per ton for the first nine months of 2011, compared to an average selling price of $1,320 per ton in the first nine months of 2010. The increase in the average selling prices was primarily the result of higher surcharges and base prices. The higher surcharges were the result of higher market prices for certain input raw materials, especially scrap steel.

The Steel segment’s EBIT increased $95.0 million in the first nine months of 2011 compared to the first nine months of 2010 primarily due to higher surcharges of $170 million, pricing and sales mix of approximately $100 million and the impact of higher sales volume of approximately $85 million, partially offset by the impact of higher raw materials costs of $210 million, higher logistics costs of approximately $20 million and higher LIFO expense. In the first nine months of 2011, the Steel segment recognized LIFO expense of $13 million, compared to LIFO expense of $3 million in the first nine months of 2010. Results for the first nine months of 2011 were unfavorably impacted by the timing of planned maintenance costs of approximately $15 million, compared to the first nine months of 2010. Raw materials consumed in the manufacturing process, including scrap steel, alloys and energy, increased 11% in the first nine months of 2011 over the comparable period in the prior year to an average cost of $520 per ton.

The Company expects the Steel segment to experience a 40% to 45% increase in sales for the full-year of 2011 compared to 2010, due to higher volume and average selling prices. The higher average selling prices are primarily driven by higher surcharges as scrap steel and alloy prices are expected to be higher in 2011. The Company expects stronger demand across most market sectors, primarily driven by a 100% increase in oil and gas market sectors and a 45% increase in industrial market sectors. The Company expects the Steel segment’s EBIT to increase for the full-year 2011 compared to 2010, primarily due to higher volume, higher average selling prices and favorable sales mix, partially offset by higher raw material costs. Scrap, alloy and energy costs are expected to increase in the near term from current levels as global industrial production improves and then levels off.

Corporate:

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
Corporate expenses	$17.5	$17.6	$(0.1)	(0.6)%

Corporate expenses % to net sales	1.3%	1.7%	-	(40)	bps

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
Corporate expenses	$55.9	$49.8	$6.1	12.2%

Corporate expenses % to net sales	1.4%	1.7%	-	(30)	bps

Corporate expenses increased for the first nine months of 2011 compared to the first nine months of 2010, primarily due to higher performance-based compensation of approximately $6.2 million.

The Balance Sheet:

Total assets as shown on the Consolidated Balance Sheet at September 30, 2011 decreased $57.4 million compared to December 31, 2010. The decrease as of September 30, 2011 was primarily due to lower cash and cash equivalents as a result of contributions to the Company’s global defined benefit pension plans and postretirement benefit plans and the acquisition of Philadelphia Gear, mostly offset by higher working capital as a result of higher volumes. The following discussion is a comparison of the Consolidated Balance Sheets at September 30, 2011 and December 31, 2010.

Current Assets:

	September 30, 2011	December 31, 2010	$ Change	% Change
Cash and cash equivalents	$402.9	$877.1	$(474.2)	(54.1)%

Restricted cash	3.6	-	3.6	NM

Accounts receivable, net	715.9	516.6	199.3	38.6%

Inventories, net	949.2	828.5	120.7	14.6%

Deferred income taxes	99.5	100.4	(0.9)	(0.9)%

Deferred charges and prepaid expenses	11.7	11.3	0.4	3.5%

Other current assets	83.7	65.3	18.4	28.2%
Total current assets	$2,266.5	$2,399.2	$(132.7)	(5.5)%

Refer to the Consolidated Statements of Cash Flows for a discussion of the decrease in cash and cash equivalents. Accounts receivable, net increased as a result of the higher sales in the third quarter of 2011 compared to the fourth quarter of 2010, as well as a $7.5 million decrease in the allowance for doubtful accounts. Inventories increased primarily to support higher sales and expected future demand. The increase in other current assets was primarily due to an increase in short-term marketable securities of $25 million, partially offset by the sale of the Company’s equity investment in International Component Supply Ltda. (ICS), which had been classified as assets held for sale.

Property, Plant and Equipment - Net:

	September 30, 2011	December 31, 2010	$ Change	% Change
Property, plant and equipment	$3,525.2	$3,454.0	$71.2	2.1%

Less: allowances for depreciation	(2,282.7)	(2,186.3)	(96.4)	(4.4)%
Property, plant and equipment - net	$1,242.5	$1,267.7	$(25.2)	(2.0)%

The decrease in property, plant and equipment – net in the first nine months of 2011 was primarily due to current-year depreciation expense exceeding capital expenditures, partially offset by the impact of the acquisition of substantially all of the assets of Philadelphia Gear, which was completed on July 1, 2011.

Other Assets:

	September 30, 2011	December 31, 2010	$ Change	% Change
Goodwill	$283.7	$224.4	$59.3	26.4%

Other intangible assets	230.7	129.2	101.5	78.6%

Deferred income taxes	55.3	121.5	(66.2)	(54.5)%

Other non-current assets	44.3	38.4	5.9	15.4%
Total other assets	$614.0	$513.5	$100.5	19.6%

The increase in goodwill and other intangible assets was primarily the result of the Philadelphia Gear acquisition. The decrease in deferred income taxes was primarily due to current-year contributions to the Company’s global defined benefit pension plans and other postretirement benefit plans.

Current Liabilities:

	September 30, 2011	December 31, 2010	$ Change	% Change
Short-term debt	$14.6	$22.4	$(7.8)	(34.8)%

Accounts payable	308.4	263.5	44.9	17.0%

Salaries, wages and benefits	229.1	233.4	(4.3)	(1.8)%

Income taxes payable	96.4	14.0	82.4	588.6%

Deferred income taxes	1.0	0.7	0.3	42.9%

Other current liabilities	189.6	177.6	12.0	6.8%

Current portion of long-term debt	6.6	9.6	(3.0)	(31.3)%
Total current liabilities	$845.7	$721.2	$124.5	17.3%

The increase in accounts payable was primarily due to higher sales volume. The increase in income taxes payable was primarily due to the increase in net income in the first nine months of 2011 and the reclassification of approximately $40 million from other non-current liabilities as a result of an expected settlement of an IRS audit within the next 12 months. These increases were partially offset by income tax payments in the first nine months of 2011.

Non-Current Liabilities:

	September 30, 2011	December 31, 2010	$ Change	% Change
Long-term debt	$490.9	$481.7	$9.2	1.9%

Accrued pension cost	89.7	394.5	(304.8)	(77.3)%

Accrued postretirement benefits cost	395.6	531.2	(135.6)	(25.5)%

Deferred income taxes	5.5	6.0	(0.5)	(8.3)%

Other non-current liabilities	70.9	104.0	(33.1)	(31.8)%
Total non-current liabilities	$1,052.6	$1,517.4	$(464.8)	(30.6)%

The decrease in accrued pension cost during the first nine months of 2011 was primarily due to the Company’s contributions of approximately $287 million to its global defined benefit pension plans. The decrease in accrued postretirement benefits cost during the first nine months of 2011 was primarily due to a contribution of $125 million to a Voluntary Employee Benefit Association (VEBA) trust to fund healthcare benefits. The decrease of other non-current liabilities was primarily due to the reclassification of approximately $40 million to income taxes payable for an expected settlement of an IRS audit within the next 12 months.

Shareholders’ Equity:

	September 30, 2011	December 31, 2010	$ Change	% Change

Common stock	$939.0	$934.8	$4.2	0.4%

Earnings invested in the business	1,915.0	1,626.4	288.6	17.7%

Accumulated other comprehensive loss	(619.4)	(624.7)	5.3	0.8%

Treasury shares	(29.9)	(11.5)	(18.4)	(160.0)%

Noncontrolling interest	20.0	16.8	3.2	19.0%
Total shareholders’ equity	$2,224.7	$1,941.8	$282.9	14.6%

Earnings invested in the business increased in the first nine months of 2011 by net income of $345.2 million, partially offset by dividends declared of $56.6 million. Treasury shares increased during the first nine months of 2011 as a result of the Company repurchasing its common stock under its 2006 common stock purchase plan.

Cash Flows:

	For the Nine Months Ended September 30,
	2011	2010	$ Change

Net cash (used) provided by operating activities	$(67.4)	$313.4	$(380.8)

Net cash used by investing activities	(317.5)	(107.2)	(210.3)

Net cash used by financing activities	(86.1)	(56.4)	(29.7)

Effect of exchange rate changes on cash	(3.2)	(5.5)	2.3

Decrease in cash and cash equivalents	$(474.2)	$144.3	$(618.5)

Operating activities used net cash of $67.4 million in the first nine months of 2011, after providing net cash of $313.4 million in the first nine months of 2010. This change was primarily due to higher pension and other postretirement benefit contributions and payments, as well as higher cash used by working capital items, partially offset by higher net income. Pension and other postretirement benefit contributions and payments were $445.2 million for the first nine months of 2011, compared to $164.4 million for the first nine months of 2010.

The following chart displays the impact of working capital items on cash during the first nine months of 2011 and 2010:

	For the Nine Months Ended September 30,
	2011	2010

Cash Provided (Used):

Accounts receivable	$(187.9)	$(140.9)

Inventories	(122.2)	(95.2)

Trade accounts payable	39.3	100.4

Other accrued expenses	(2.3)	45.8

Accounts receivable and inventories increased in the first nine months of 2011 primarily due to higher volumes compared to the first nine months of 2010. Other accrued expenses used cash in the first nine months of 2011 after providing cash in the comparable period of 2010 due to the payout of the 2010 performance-based compensation in the first quarter of 2011, partially offset by the accrual for 2011 performance-based compensation.

The net cash used by investing activities of $317.5 million for the first nine months of 2011 increased from the same period in 2010 as a result of an increase in acquisitions of $182.8 million, an increase in capital expenditures of $44.8 million, partially offset by a decrease in short-term investments of $6.1 million and by higher proceeds from the disposals of property, plant and equipment and proceeds from the disposal of the Company’s equity investment in ICS. The Company expects capital expenditures to be approximately $200 million in 2011, compared to $115 million in 2010.

The net cash used by financing activities was $86.1 million in the first nine months of 2011, after using cash of $56.4 million in the first nine months of 2010. The increase in cash used for financing activities was primarily due to a $22.8 million increase in cash dividends paid to shareholders and a $14.6 million increase in the Company’s repurchases of its common stock in the first nine months of 2011 compared to the first nine months of 2010. These increases were partially offset by a change in net borrowings. The Company decreased its net borrowings by $5.6 million, net of restricted cash, during the first nine months of 2011 after reducing its net borrowings by $19.4 million during the first nine months of 2010.

Liquidity and Capital Resources:

At September 30, 2011, total debt of $512.1 million exceeded cash and cash equivalents of $406.5 million. At December 31, 2010, cash and cash equivalents of $877.1 million exceeded total debt of $513.7 million. Debt in excess of cash as a percentage of total capital was 4.5% at September 30, 2011, compared to cash in excess of debt as a percentage of total capital of 23.0% at December 31, 2010.

Reconciliation of total debt to net debt and the ratio of net debt to capital:

Net Debt:

	September 30, 2011	December 31, 2010
Short-term debt	$14.6	$22.4

Current portion of long-term debt	6.6	9.6

Long-term debt	490.9	481.7
Total debt	512.1	513.7

Less: Cash and cash equivalents	(402.9)	(877.1)

Restricted cash	(3.6)	-
Net debt (cash)	$105.6	$(363.4)

Ratio of Net Debt to Capital:
	September 30, 2011	December 31, 2010
Net debt (cash)	$105.6	$(363.4)

Shareholders’ equity	2,224.7	1,941.8
Net debt (cash) + shareholders’ equity (capital)	$2,330.3	$1,578.4
Ratio of net debt (cash) to capital	4.5%	(23.0)%

The Company presents net debt (cash) because it believes net debt (cash) is more representative of the Company’s financial position than total debt.

At September 30, 2011, the Company had no outstanding borrowings under its two-year Asset Receivable Securitization Financing Agreement (Asset Securitization Agreement), which provides for borrowings up to $150 million, subject to certain borrowing base limitations, and is secured by certain domestic trade receivables of the Company. The Company had full availability under the Asset Securitization Agreement at September 30, 2011.

On May 11, 2011, the Company amended and restated its Senior Credit Facility, replacing the former senior credit facility, which was due to expire on July 10, 2012. The Senior Credit Facility now matures on May 11, 2016. At September 30, 2011, the Company had no outstanding borrowings under the Senior Credit Facility but had letters of credit outstanding totaling $17.2 million, which reduced the availability under the Senior Credit Facility to $482.8 million. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At September 30, 2011, the Company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.25 to 1.0. As of September 30, 2011, the Company’s consolidated leverage ratio was 0.57 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 4.0 to 1.0. As of September 30, 2011, the Company’s consolidated interest coverage ratio was 27.06 to 1.0.

The interest rate under the Senior Credit Facility is based on the Company’s consolidated leverage ratio. In addition, the Company pays a facility fee based on the consolidated leverage ratio multiplied by the aggregate commitments of all of the lenders under the Senior Credit Facility.

Other sources of liquidity include lines of credit for certain of the Company’s foreign subsidiaries, which provide for borrowings up to $280.1 million. The majority of these lines are uncommitted. At September 30, 2011, the Company had borrowings outstanding of $42.0 million and guarantees of $6.2 million, which reduced the availability under these facilities to $231.9 million.

The Company expects that any cash requirements in excess of cash on hand and cash generated from operating activities will be met by the committed funds available under its Asset Securitization Agreement and the Senior Credit Facility. The Company believes it has sufficient liquidity to meet its obligations through at least the term of the Senior Credit Facility.

The Company expects to remain in compliance with its debt covenants. However, the Company may need to limit its borrowings under the Senior Credit Facility or other facilities in order to remain in compliance. As of September 30, 2011, the Company could have borrowed the full amounts available under the Senior Credit Facility and Asset Securitization Agreement and would have still been in compliance with its debt covenants.

The Company expects to continue to generate cash from operations of approximately $210 million in 2011, as the Company continues to experience improved operating margins. In addition, the Company expects to increase capital expenditures by approximately $85 million in 2011 compared to 2010. The Company also expects to make approximately $295 million in pension contributions in 2011, compared to $230 million in 2010, of which $286.7 million has been contributed to date.

Financing Obligations and Other Commitments:

During the first nine months of 2011, the Company made cash contributions of $286.7 million to its global defined benefit pension plans, of which $276.4 million was discretionary. The Company also contributed $125 million to a VEBA trust to fund retiree healthcare costs. The Company currently expects to make contributions to its global defined benefit pension plans totaling approximately $295 million in 2011. The Company may consider making additional discretionary contributions to either its global defined benefit pension plans or its postretirement benefit plans during 2011. Returns for the Company’s global defined benefit pension plan assets in 2010 were significantly above the expected rate of return assumption of 8.75% due to broad increases in global equity markets. These favorable returns positively impacted the funded status of the plans at the end of 2010 and are expected to result in lower pension expense in 2011. However, the impact of these favorable returns are expected to be offset by the impact of the lower discount rate for expense in 2011, compared to 2010. Returns for the Company’s U.S. defined benefit plan pension assets for the first nine months of 2011 were approximately minus 1.2%.

During the first nine months of 2011, the Company purchased 1.0 million shares of common stock for approximately $43.8 million under the Company’s 2006 common stock purchase plan. This plan authorizes the Company to buy, in the open market or in privately negotiated transactions, up to four million shares of its common stock, which are to be held as treasury shares and used for specified purposes, for up to an aggregate amount of $180 million. The authorization expires on December 31, 2012. As of September 30, 2011, the Company had purchased 2.0 million shares of its common stock for an aggregate amount of approximately $73.1 million under this plan.

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

Foreign currency exchange gains included in the Company’s operating results for the third quarter of 2011 were $1.2 million, compared to a loss of $3.0 million during the third quarter of 2010. Foreign currency exchange losses included in the Company’s operating results for the nine months ended September 30, 2011 were $1.5 million, compared to a gain of $2.3 million during the nine months ended September 30, 2010. For the nine months ended September 30, 2011, the Company recorded a negative non-cash foreign currency translation adjustment of $30.7 million that decreased shareholders’ equity, compared to a negative non-cash foreign currency translation adjustment of $5.8 million that decreased shareholders’ equity for the nine months ended September 30, 2010. The foreign currency translation adjustments for the nine months ended September 30, 2011 were negatively impacted by the strengthening of the U.S. dollar relative to other currencies, such as the Canadian dollar, the Brazilian real and the Indian rupee.

Trade Law Enforcement

The U.S. government has an antidumping duty order in effect covering imports of tapered roller bearings from China. The U.S. government is currently conducting a review to consider whether this antidumping duty order should remain in effect for another five years. In the third quarter of 2011, antidumping duty orders covering imports of ball bearings from France, Germany, Italy, Japan, and the United Kingdom were terminated by the U.S. government either in response to court action, or when no domestic producer sought continuation of the remaining orders. The Company is a producer of tapered roller bearings and ball bearings in the United States.

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

•

the effects of fluctuations in customer demand on sales, product mix and prices in the industries in which the Company operates. This includes: the ability of the Company to respond to rapid changes in customer demand, the effects of customer bankruptcies or liquidations, the impact of changes in industrial business cycles, and whether conditions of fair trade continue in the U.S. markets;

•

competitive factors, including changes in market penetration, increasing price competition by existing or new foreign and domestic competitors, the introduction of new products by existing and new competitors, and new technology that may impact the way the Company’s products are sold or distributed;

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

•

the success of the Company’s operating plans; the ability to integrate acquired companies; the ability of acquired companies to achieve satisfactory operating results, including Drives’ results being accretive to earnings; and the Company’s ability to maintain appropriate relations with unions that represent Company associates in certain locations in order to avoid disruptions of business;

•	unanticipated litigation, claims or assessments. This includes: claims or problems related to intellectual property, product liability or warranty, environmental issues, and taxes;

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 1A.  Risk Factors

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 includes a detailed discussion of our risk factors. There have been no material changes to the risk factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer of Purchases of Common Stock

The following table provides information about purchases by the Company during the quarter ended September 30 , 2011 of its common stock.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)

7/1/11 - 7/31/11	737	$51.62	-	2,500,000

8/1/11 - 8/31/11	500,000	36.98	500,000	2,000,000

9/1/11 - 9/30/11	490	38.34	-	2,000,000
Total	501,227	$37.00	500,000	2,000,000

(1)

The shares purchased in July and September represent shares of the Company's common stock that are owned and tendered by employees to exercise stock options, and to satisfy withholding obligations in connection with the exercise of stock options and vesting of restricted shares.

(2)

For shares tendered in connection with the vesting of restricted shares, the average price paid per share is an average calculated using the daily high and low of the Company's common stock as quoted on the New York Stock Exchange at the time of vesting. For shares tendered in connection with the exercise of stock options, the price paid is the real time trading stock price at the time the options are exercised.

(3)

Pursuant to the Company's 2006 common stock purchase plan, the Company may purchase up to four million shares of common stock at an amount not to exceed $180 million in the aggregate. The Company may purchase shares under its 2006 common stock purchase plan until December 31, 2012. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans.

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

101

Financial statements from the quarterly report on Form 10-Q of The Timken Company for the quarter ended September 30, 2011, filed on November 2, 2011, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY

Date:	November 2, 2011	By /s/ James W. Griffith

James W. Griffith
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 2, 2011	By /s/ Glenn A. Eisenberg

Glenn A. Eisenberg
Executive Vice President - Finance
and Administration (Principal Financial Officer)