Form 10-K
period 2011-12-31
TIMKEN CO
filed 2012-02-17
CIK 98362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was $4,481,899,833 based on the closing sale price as reported on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2012
Common Shares, without par value	97,739,712 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2012 (Proxy Statement)	Part III

THE TIMKEN COMPANY

INDEX TO FORM 10-K REPORT

			PAGE
I.	PART I.
	Item 1.	Business	1
	Item 1A.	Risk Factors	6
	Item 1B.	Unresolved Staff Comments	10
	Item 2.	Properties	11
	Item 3.	Legal Proceedings	11
	Item 4.	Mine Safety Disclosures	11
	Item 4A.	Executive Officers of the Registrant	12
II.	PART II.
	Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	13
	Item 6.	Selected Financial Data	16
	Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
	Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	43
	Item 8.	Financial Statements and Supplementary Data	44
	Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	87
	Item 9A.	Controls and Procedures	87
	Item 9B.	Other Information	89
III.	Part III.
	Item 10.	Directors, Executive Officers and Corporate Governance	89
	Item 11.	Executive Compensation	89
	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	89
	Item 13.	Certain Relationships and Related Transactions, and Director Independence	89
	Item 14.	Principal Accountant Fees and Services	89
IV.	Part IV.
	Item 15.	Exhibits and Financial Statement Schedules	90
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 10.7
Exhibit 10.8
Exhibit 10.9
Exhibit 10.10
Exhibit 10.11
Exhibit 10.12
Exhibit 10.13
Exhibit 12
Exhibit 21
Exhibit 23
Exhibit 24
Exhibit 31.1
Exhibit 31.2
Exhibit 32
Exhibit 101

PART I.

Item 1. Business

General

As used herein, the term “Timken” or the “Company” refers to The Timken Company and its subsidiaries unless the context otherwise requires. The Timken Company develops, manufactures, markets and sells products for friction management and mechanical power transmission, alloy steels and steel components.

The Company was founded in 1899 by Henry Timken, who received two patents on the design of a tapered roller bearing. Timken grew to become the world’s largest manufacturer of tapered roller bearings. Over the years, the Company has expanded its breadth of bearing products beyond tapered roller bearings to include cylindrical, spherical, needle and precision ball bearings. In addition to bearings, Timken further broadened its portfolio to include a wide array of friction management products and maintenance services to improve the operation of customers’ machinery and equipment, such as lubricants, seals, bearing maintenance tools and condition-monitoring equipment. The Company also manufactures mechanical power transmission components and assemblies, as well as systems such as helicopter transmissions, high-quality alloy steel, bars and tubing to custom specifications to meet demanding performance requirements and finished and semi-finished steel components.

Timken’s global footprint consists of 58 manufacturing facilities, 10 technology and engineering centers, 14 distribution centers and warehouses and nearly 21,000 employees. Timken operates in 30 countries and territories.

Industry Segments and Geographical Financial Information

Information required by this item is incorporated by reference to Note 14  –  Segment Information in the Notes to the Consolidated Financial Statements.

Major Customers

The Company develops, manufactures, markets and sells products for friction management and power transmission, alloy steels and steel components to many industries and customers. The Company does not have any sales to a single customer that are 10% or more of total sales or segment sales.

Products

The Timken Company manufactures and manages global supply chains for two core product lines: anti-friction bearings and adjacent mechanical power transmission components, as well as specialty steel and related precision steel components. Differentiation in these two product lines is achieved by either: (1) product type or (2) the targeted applications utilizing the product.

Bearings and Power Transmission. Selection and development of bearings for customers’ applications and demand for high reliability require engineering and sophisticated analytical techniques. Timken’s know-how, combined with high precision tolerance, proprietary internal geometry and premium quality material, provide Timken bearings with high load-carrying capacity, excellent friction-reducing qualities and long service lives. The uses for bearings are diverse and can be found in transportation applications that include passenger cars and trucks, heavy trucks, helicopters, airplanes and trains. Ranging in size from precision bearings the size of a pencil eraser to those roughly three meters in diameter, they also are used in a wide variety of industrial applications, ranging from paper and steel mills, mining, oil and gas extraction and production, gear drives, health and positioning control, wind mills and food processing. Timken manufactures or in some cases purchases the required components and then sells them assembled or as individual components in a wide variety of configurations and sizes. In addition to bearings, Timken provides mechanical power transmission products, including chains, augers, gear boxes, seals, lubricants, and related products and services.

Tapered Roller Bearings. The tapered roller bearing is Timken’s original entrant to the anti-friction bearing segment. The tapered rollers permit ready absorption of both radial and axial load combinations. For this reason, tapered roller bearings are particularly well-adapted to reducing friction where shafts, gears or wheels are used. Bearings generally consist of four components: (1) the cone or inner race; (2) the cup or outer race; (3) the rollers, which roll between the cup and cone; and (4) the cage, which serves as a retainer and maintains proper spacing between the rollers.

Precision Cylindrical and Ball Bearings. Timken’s aerospace facilities produce high-performance ball and cylindrical bearings for ultra high-speed and/or high-accuracy applications in the aerospace, medical and dental, computer and other industries. These bearings utilize ball and straight rolling elements and are in the super precision end of the general ball and straight roller bearing product range in the bearing industry. A majority of these bearings products are custom-designed bearings and spindle assemblies. They often involve specialized materials and coatings for use in applications that subject the bearings to extreme operating conditions of speed and temperature.

Spherical and Cylindrical Roller Bearings. Timken produces spherical and cylindrical roller bearings for large gear drives, rolling mills and other industrial and infrastructure development applications. These products are sold worldwide to original equipment manufacturers and industrial distributors serving major end-markets, including construction and mining, natural resources, defense, pulp and paper production, rolling mills and general industrial goods. The same rigorous analysis and development apply to these products as well.

Chains and Augers. Through the acquisition of Drives LLC (Drives) in 2011, Timken now manufactures American National Standards Institute (ANSI) precision roller chain, pintle chain, agricultural conveyor chain, engineering class chain, oil field roller chain and auger products. These highly engineered products are vital to a wide range of mobile and industrial machinery applications, including agriculture, oil and gas, aggregate and mining, primary metals, forest products and other heavy industries, including food and beverage and packaged goods sectors, which often require high-end, specialty products such as stainless-steel and corrosion-resistant roller chains.

Gear-Drive Systems. Through the acquisition of Philadelphia Gear Corp. (Philadelphia Gear) in 2011, Timken now provides aftermarket gear box repair services and gear-drive systems for the industrial, energy and military marine sectors, including refining and pipeline systems, mining, cement, pulp and paper making and water management systems.

Services. Timken also provides bearing reconditioning and repair; condition monitoring and reliability services to maximize performance, durability and maintenance intervals for industrial and railroad customers, both domestically and internationally. Other services include maintenance and rework services for large industrial equipment used in metal mills and energy sectors. The total services accounted for less than 5% of the Company’s net sales for the year ended December 31, 2011.

Aerospace Products and Services. Timken’s portfolio of parts, systems and services for the aerospace market has grown to include products used in helicopters and fixed-wing aircraft for the military and commercial aviation industries. Timken provides design, manufacturing and testing for a wide variety of power transmission and drive train components including bearings, transmissions, turbine engine components, gears and rotor-head assemblies and housings. Other parts include airfoils (such as blades, vanes, rotors and diffusers), nozzles and other precision flight-critical components.

In addition to original equipment, Timken provides a wide range of aftermarket products and services for global customers, including complete engine overhaul, bearing repair, component reconditioning and replacement parts for gas turbine engines, transmissions and fuel controls, gearboxes and accessory systems in helicopters and fixed-wing aircraft. Our precision bearings also have applications in spacecraft and robotic vehicles, like Curiosity, the newest Mars Rover. Customers for these precision bearings also include manufacturers of medical and health equipment, machine tools, industrial motion control systems and precision robotics.

Steel. Timken produces more than 450 grades of carbon, micro-alloy and alloy steel, which are sold as ingots, bars and tubes in a variety of chemistries, lengths and finishes. Our metallurgical expertise and operational capabilities enable us to provide customized solutions for the automotive, industrial and energy sectors. Timken® specialty steels are used in a wide variety of end products including oil country drill pipe, bits and collars, gears, hubs, axles, crankshafts and connecting rods, bearing races and rolling elements, bushings, fuel injectors, wind energy shafts and other demanding applications, where mechanical power transmission is critical to the end customer.

Precision Steel Components. Timken also produces custom-made steel products, including steel components for automotive and industrial customers. Steel components have provided the Company with the opportunity to further expand its market for tubing and capture higher value-added steel sales by streamlining customer supply chains. It also enables Timken’s traditional tubing customers in the automotive and bearing industries to take advantage of ready-to-finish components that cost less than other alternatives. Customization of products is an important component of the Company’s steel business where mechanical power transmission is critical to the end customer.

Sales and Distribution

Timken’s products in the Mobile Industries, Process Industries and Aerospace and Defense segments are sold principally by its own internal sales organizations. A portion of the Process Industries segment’s sales are made through authorized distributors.

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

Timken’s steel products are sold principally by its own sales organization. Most orders are customized to satisfy customer-specific applications and are shipped directly to customers from Timken’s steel manufacturing plants. Less than 10% of Timken’s Steel Group net sales are intersegment sales. In addition, sales are made to other anti-friction bearing companies and to the automotive and truck, forging, construction, industrial equipment, oil and gas drilling and aircraft industries and to steel service centers.

Timken has entered into individually negotiated contracts with some of its customers in its Mobile Industries, Process Industries, Aerospace and Defense and Steel segments. These contracts may extend for one or more years and, if a price is fixed for any period extending beyond current shipments, customarily include a commitment by the customer to purchase a designated percentage of its requirements from Timken. Timken does not believe that there is any significant loss of earnings risk associated with any given contract.

Competition

The anti-friction bearing business is highly competitive in every country in which Timken sells products. Timken competes primarily based on price, quality, timeliness of delivery, product design and the ability to provide engineering support and service on a global basis. The Company competes with domestic manufacturers and many foreign manufacturers of anti-friction bearings, including SKF Group, Schaeffler Group, NTN Corporation, JTEKT Corporation (JTEKT) and NSK Ltd.

Competition within the steel industry, both domestically and globally, is intense and is expected to remain so. Principal bar competitors include foreign-owned domestic producers Gerdau Special Steel North America (a unit of Brazilian steelmaker Gerdau, S.A) and Republic Steel (a unit of Mexican steel producer ICH), along with domestic steel producers Steel Dynamics, Inc. and Nucor Corporation. Seamless tubing competitors include foreign-owned domestic producers ArcelorMittal Tubular Products (a unit of Luxembourg-based ArcelorMittal, S.A.), V&M Star Tubes (a unit of Vallourec, S.A.), and Tenaris, S.A. Additionally, Timken competes with a wide variety of offshore producers of both bars and tubes, including Sanyo Special Steel and Ovako. Timken also provides value-added steel products to its customers in the energy, industrial and automotive sectors. Competitors within the value-added market segment include Linamar, Jernberg and Curtis Screw Company.

Maintaining high standards of product quality and reliability, while keeping production costs competitive, is essential to Timken’s ability to compete with domestic and foreign manufacturers in both the anti-friction bearing and steel businesses.

Joint Ventures

Investments in affiliated companies accounted for under the equity method were approximately $2.0 million and $9.4 million, respectively, at December 31, 2011 and 2010. The amount at December 31, 2011 was reported in other non-current assets on the Consolidated Balance Sheets. The significant decrease between the amount at December 31, 2011 and the amount at December 31, 2010 was due to the impairment and subsequent sale of International Component Supply, Ltda. (ICS). The Company also consolidated one of its investments in affiliated companies, Advanced Green Components (AGC), as a result of it qualifying as a variable interest entity. The net assets of AGC at December 31, 2011 were $0.6 million.

Backlog

The following table provides the backlog of orders of Timken’s domestic and overseas operations at December 31, 2011 and 2010:

	000000000000	000000000000
	December 31,
	2011	2010
(Dollars in millions)
Segment:
Mobile Industries	$654.4	$629.3
Process Industries	421.8	330.7
Aerospace & Defense	443.2	376.4
Steel	530.7	872.0
Total Company	$2,050.1	$2,208.4

Approximately 91% of the Company’s backlog at December 31, 2011 is scheduled for delivery in the succeeding twelve months. Actual shipments are dependent upon ever-changing production schedules of customers. Accordingly, Timken does not believe that its backlog data and comparisons thereof, as of different dates, are reliable indicators of future sales or shipments.

Raw Materials

The principal raw materials used by Timken in steel manufacturing are scrap metal, nickel, molybdenum and other alloys. The availability and costs of raw materials and energy resources are subject to curtailment or change due to, among other things, new laws or regulations, changes in global demand levels, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels. For example, the weighted average consumption cost of scrap metal decreased 49.0% from 2008 to 2009, increased 59.0% from 2009 to 2010 and increased 22.9% from 2010 to 2011.

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

Research

Timken operates a network of technology and engineering centers to support its global customers with sites in North America, Europe and Asia. This network develops and delivers innovative friction management and mechanical power transmission solutions and technical services. The largest technical center is located in North Canton, Ohio, near Timken’s world headquarters. Other sites in the United States include Mesa, Arizona; Manchester, Connecticut; Keene and Lebanon, New Hampshire; and King of Prussia, Pennsylvania. Within Europe, the Company has technology facilities in Ploiesti, Romania; and Colmar, France, and in Asia, it operates technology and engineering facilities in Bangalore, India and Shanghai, China.

Expenditures for research, development and application amounted to approximately $49.6 million, $49.9 million and $50.0 million in 2011, 2010 and 2009, respectively. Of these amounts, approximately $0.3 million, $1.6 million and $1.7 million, respectively, were funded by others in 2011, 2010 and 2009.

Environmental Matters

The Company continues its efforts to protect the environment and comply with environmental protection laws. Additionally, it has invested in pollution control equipment and updated plant operational practices. The Company is committed to implementing a documented environmental management system worldwide and to becoming certified under the ISO 14001 standard where appropriate to meet or exceed customer requirements. As of the end of 2011, 21 of the Company’s plants had obtained ISO 14001 certification.

The Company believes it has established adequate reserves to cover its environmental expenses and has a well-established environmental compliance audit program, which includes a proactive approach to bringing its domestic and international units to higher standards of environmental performance. This program measures performance against applicable laws, as well as standards that have been established for all units worldwide. It is difficult to assess the possible effect of compliance with future requirements that differ from existing ones. As previously reported, the Company is unsure of the future financial impact to the Company that could result from the United States Environmental Protection Agency’s (EPA’s) final rules to tighten the National Ambient Air Quality Standards for fine particulate and ozone. In addition, the Company is unsure of the future financial impact to the Company that could result from U.S. EPA instituting hourly ambient air quality standards for sulfur dioxide and nitrogen oxide. The Company is also unsure of potential future financial impacts to the Company that could result from possible future legislation regulating emissions of greenhouse gases.

The Company and of its certain of its U.S. subsidiaries have been designated as potentially responsible parties by the EPA for site investigation and remediation at off-site disposal or recycling facilities under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), known as the Superfund, or state laws similar to CERCLA. In general, such claims for remediation have been asserted against numerous other entities, which are believed to be financially solvent and are expected to substantially fulfill their proportionate share of the obligation.

Management believes any ultimate liability with respect to pending actions will not materially affect the Company’s operations, cash flows or consolidated financial position. The Company is also conducting environmental investigation and/or remediation activities at a number of current or former operating sites. Any liability with respect to such investigation and remediation activities, in the aggregate, is not expected to be material to the operations or financial position of the Company.

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

Employment

At December 31, 2011, Timken had 20,954 employees. Approximately 10% of Timken’s U.S. employees are covered under collective bargaining agreements.

Available Information

The Company uses its Investor Relations website, www.timken.com, as a channel for routine distribution of important information, including news releases, analyst presentations and financial information. The Company posts filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC, including its annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K; its proxy statements; and any amendments to those reports or statements. All such postings and filings are available on the Company’s website free of charge. In addition, this website allows investors and other interested persons to sign up to automatically receive e-mail alerts when the Company posts news releases and financial information on the Company’s website. The SEC also maintains a web site, www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Annual Report unless expressly noted.

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

The global bearing industry is highly competitive. We compete with domestic manufacturers and many foreign manufacturers of anti-friction bearings, including SKF Group, Schaeffler Group, NTN Corporation, JTEKT and NSK Ltd. The bearing industry is also capital intensive and profitability is dependent on factors such as labor compensation and productivity and inventory management, which are subject to risks that we may not be able to control. Due to the competitiveness within the bearing industry, we may not be able to increase prices for our products to cover increases in our costs. In many cases we face pressure from our customers to reduce prices, which could adversely affect our revenues and profitability. In addition, our customers may choose to purchase products from one of our competitors rather than pay the prices we seek for our products, which could adversely affect our revenues and profitability.

Competition and consolidation in the steel industry, together with potential global overcapacity, could result in significant pricing pressure for our products.

Competition within the steel industry, both domestically and worldwide, is intense and is expected to remain so. Global production overcapacity has occurred in the past and may recur in the future, which would exert downward pressure on domestic steel prices and result in, at times, a dramatic narrowing, or with many companies the elimination, of gross margins. High levels of steel imports into the United States could exacerbate this pressure on domestic steel prices. In addition, many of our competitors are continuously exploring and implementing strategies, including acquisitions and the addition or repositioning of capacity, which focus on manufacturing higher margin products that compete more directly with our steel products. These factors could lead to significant downward pressure on prices for our steel products, which could have a material adverse effect on our revenues and profitability.

Our business is capital intensive, and if there are downturns in the industries that we serve, we may be forced to significantly curtail or suspend operations with respect to those industries, which could result in our recording asset impairment charges or taking other measures that may adversely affect our results of operations and profitability.

Our business operations are capital intensive, and we devote a significant amount of capital to certain industries. If there are downturns in the industries that we serve, we may be forced to significantly curtail or suspend our operations with respect to those industries, including laying-off employees, recording asset impairment charges and other measures, which may adversely affect our results of operations and profitability.

Weakness in either global economic conditions or in any of the industries in which our customers operate, as well as the cyclical nature of our customers’ businesses generally or sustained uncertainty in financial markets, could adversely impact our revenues and profitability by reducing demand and margins.

Our results of operations may be materially affected by the conditions in the global economy generally and in global capital markets. There has been extreme volatility in the capital markets and in the end markets in which our customers operate, which has negatively affected our revenues. Our revenues may also be negatively affected by changes in customer demand, additional changes in the product mix and negative pricing pressure in the industries in which we operate. Margins in those industries are highly sensitive to demand cycles, and our customers in those industries historically have tended to delay large capital projects, including expensive maintenance and upgrades, during economic downturns. As a result, our revenues and earnings are impacted by overall levels of industrial production.

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

We require substantial amounts of raw materials, including scrap metal and alloys and natural gas to operate our business. Many of our customer contracts contain surcharge pricing provisions. The surcharges are generally tied to a widely-available market index for that specific raw material. Recently many of the widely-available raw material market indices have experienced wide fluctuations. Any change in a raw material market index could materially affect our revenues. Any change in the relationship between the market indices and our underlying costs could materially affect our earnings. Any change in our projected year-end input costs could materially affect our last-in, first-out (LIFO) inventory valuation method and earnings.

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

We have taken approximately $262 million in impairment and restructuring charges during the last five years. Changes in business or economic conditions, or our business strategy, may result in additional restructuring programs and may require us to take additional charges in the future, which could have a material adverse effect on our earnings.

Environmental laws and regulations impose substantial costs and limitations on our operations and environmental compliance may be more costly than we expect.

We are subject to the risk of substantial environmental liability and limitations on our operations due to environmental laws and regulations. We are subject to extensive federal, state, local and foreign environmental, health and safety laws and regulations concerning matters such as air emissions, wastewater discharges, solid and hazardous waste handling and disposal and the investigation and remediation of contamination. The risks of substantial costs and liabilities related to compliance with these laws and regulations are an inherent part of our business, and future conditions may develop, arise or be discovered that create substantial environmental compliance or remediation liabilities and costs.

Compliance with environmental, health and safety legislation and regulatory requirements may prove to be more limiting and costly than we anticipate. To date, we have committed significant expenditures in our efforts to achieve and maintain compliance with these requirements at our facilities, and we expect that we will continue to make significant expenditures related to such compliance in the future. New laws and regulations, including those which may relate to emissions of greenhouse gases, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our business, financial condition or results of operations. From time to time, we may be subject to legal proceedings brought by private parties or governmental authorities with respect to environmental matters, including matters involving alleged property damage or personal injury.

Unexpected equipment failures or other disruptions of our operations may increase our costs and reduce our sales and earnings due to production curtailments or shutdowns.

Interruptions in production capabilities, especially in our Steel segment, would inevitably increase our production costs and reduce sales and earnings for the affected period. In addition to equipment failures, our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. Our manufacturing processes are dependent upon critical pieces of equipment, such as furnaces, continuous casters and rolling equipment, as well as electrical equipment, such as transformers, and this equipment may, on occasion, be out of service as a result of unanticipated failures. In the future, we may experience material plant shutdowns or periods of reduced production as a result of these types of equipment failures.

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

•	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the Foreign Corrupt Practices Act;

•	difficulty in staffing and managing geographically diverse operations; and

•	tax exposures related to cross-border intercompany transfer pricing and other tax risks unique to international operations.

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

We recorded a decrease in shareholders’ equity related to pension and postretirement benefit liabilities in 2011 primarily due to a decrease in discount rates and lower than expected returns on pension and postretirement assets. In the future, we may be required to record additional charges related to pension and other postretirement liabilities as a result of asset returns, discount rate changes or other actuarial adjustments. These charges may be significant and would cause a significant reduction in our shareholders’ equity.

The underfunded status of our pension plans may require large contributions which may divert funds from other uses.

The underfunded status of our pension plans may require us to make large contributions to such plans. We made cash contributions of approximately $291 million, $230 million and $63 million in 2011, 2010 and 2009, respectively, to our defined benefit pension plans and currently expect to make cash contributions of approximately $165 million in 2012 to such plans. However, we cannot predict whether changing economic conditions, the future performance of assets in the plans or other factors will lead us or require us to make contributions in excess of our current expectations, diverting funds we would otherwise apply to other uses.

Our defined benefit plans’ assets and liabilities are substantial and expenses and contributions related to those plans are affected by factors outside our control, including the performance of plan assets, interest rates, actuarial data and experience, and changes in laws and regulations.

Our defined benefit pension plans had assets with an estimated value of approximately $2.6 billion and liabilities with an estimated value of approximately $3.1 billion, both as of December 31, 2011. Our future expense and funding obligations for the defined benefit pension plans depend upon a number of factors, including the level of benefits provided for by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine the discount rate to calculate the amount of liabilities, actuarial data and experience and any changes in government laws and regulations. In addition, if the various investments held by our pension trusts do not perform as expected or the liabilities increase as a result of discount rates and other actuarial changes, our pension expense and required contributions would increase and, as a result, could materially adversely affect our business. Due to the value of our defined benefit plan assets and liabilities, even a minor decrease in interest rates, to the extent not offset by contributions or asset returns, could increase our obligations under such plans. We may be legally required to make contributions to the pension plans in the future in excess of our current expectations, and those contributions could be material.

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

We are subject to a wide variety of domestic and foreign laws and regulations that could adversely affect our results of operations, cash flow or financial condition.

We are subject to a wide variety of domestic and foreign laws and regulations, and legal compliance risks, including securities laws, tax laws, employment and pension-related laws, competition laws, U.S. and foreign export and trading laws, and laws governing improper business practices. We are affected by new laws and regulations, and changes to existing laws and regulations, including interpretations by courts and regulators.

Compliance with the laws and regulations described above or with other applicable foreign, federal, state, and local laws and regulations currently in effect or that may be adopted in the future could materially adversely affect our competitive position, operating results, financial condition, and liquidity.

If we are unable to attract and retain key personnel our business could be materially adversely affected.

Our business substantially depends on the continued service of key members of our management. The loss of the services of a significant number of members of our management could have a material adverse effect on our business. Our future success will also depend on our ability to attract and retain highly skilled personnel, such as engineering, finance, marketing and senior management professionals. Competition for these employees is intense, and we could experience difficulty from time to time in hiring and retaining the personnel necessary to support our business. If we do not succeed in retaining our current employees and attracting new high quality employees, our business could be materially adversely affected.

We may not realize the improved operating results that we anticipate from past and future acquisitions and we may experience difficulties in integrating acquired businesses.

We seek to grow, in part, through strategic acquisitions and joint ventures, which are intended to complement or expand our businesses, and expect to continue to do so in the future. These acquisitions involve challenges and risks. In the event that we do not successfully integrate these acquisitions into our existing operations so as to realize the expected return on our investment, our results of operations, cash flow or financial condition could be adversely affected.

Our operating results depend in part on continued successful research, development and marketing of new and/or improved products and services, and there can be no assurance that we will continue to successfully introduce new products and services.

The success of new and improved products and services depends on their initial and continued acceptance by our customers. Our businesses are affected, to varying degrees, by technological change and corresponding shifts in customer demand, which could result in unpredictable product transitions or shortened life cycles. We may experience difficulties or delays in the research, development, production, or marketing of new products and services which may prevent us from recouping or realizing a return on the investments required to bring new products and services to market. The end result could be a negative impact on our operating results.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Timken has manufacturing facilities at multiple locations in the United States and in a number of countries outside the United States. The aggregate floor area of these facilities worldwide is approximately 13,946,000 square feet, all of which, except for approximately 1,471,000 square feet, is owned in fee. The facilities not owned in fee are leased. The buildings occupied by Timken are principally made of brick, steel, reinforced concrete and concrete block construction. All buildings are in satisfactory operating condition in which to conduct business.

Timken’s Mobile Industries and Process Industries segments’ manufacturing facilities in the United States are located in Bucyrus, Canton and Niles, Ohio; Hueytown, Alabama; Sante Fe Springs, California; New Castle, Delaware; Ball Ground, Georgia; Carlyle, Fulton and Mokena, Illinois; South Bend, Indiana; Lenexa, Kansas; Randleman and Iron Station, North Carolina; Gaffney, Union and Honea Path, South Carolina; Pulaski and Knoxville, Tennessee; Ogden, Utah; Altavista, Virginia; and Ferndale, Washington. These facilities, including warehouses at plant locations and a technology center in Canton, Ohio that primarily serves the Mobile Industries and Process Industries business segments, have an aggregate floor area of approximately 5,295,000 square feet.

Timken’s Mobile Industries and Process Industries segments’ manufacturing plants outside the United States are located in Benoni, South Africa; Villa Carcina, Italy; Colmar, France; Northampton, England; Ploiesti, Romania; Sao Paulo and Belo Horizonte, Brazil; Jamshedpur and Chennai, India; Sosnowiec, Poland; Delta, Prince George and St. Thomas, Canada; and Wuxi, Xiangtan and Yantai, China. These facilities, including warehouses at plant locations, have an aggregate floor area of approximately 3,885,000 square feet.

Timken’s Aerospace and Defense segment’s manufacturing facilities in the United States are located in Mesa, Arizona; Los Alamitos, California; Manchester, Connecticut; Keene and Lebanon, New Hampshire; New Philadelphia, Ohio; and Rutherfordton, North Carolina. These facilities, including warehouses at plant locations, have an aggregate floor area of approximately 1,017,000 square feet.

Timken’s Aerospace and Defense segment’s manufacturing facilities outside the United States are located in Wolverhampton, England; and Chengdu, China. These facilities, including warehouses at plant locations, have an aggregate floor area of approximately 290,000 square feet.

Timken’s Steel segment’s manufacturing facilities in the United States are located in Canton and Eaton, Ohio; Columbus, North Carolina; and Houston, Texas. These facilities have an aggregate floor area of approximately 3,459,000 square feet. The Steel Group also has a ferrous scrap and recycling operation in Akron, Ohio.

In addition to the manufacturing and distribution facilities discussed above, Timken owns or leases warehouses and steel distribution facilities in the United States, Canada, United Kingdom, France, Mexico, Singapore, Argentina, Australia, Brazil and China.

The plant utilization for the Mobile Industries segment was between approximately 70% and 80% in 2011. The plant utilization for the Process Industries segment was between approximately 70% and 80% in 2011. The plant utilization for the Aerospace and Defense segment was between approximately 50% and 60% in 2011. Finally, the Steel segment plant utilization was between approximately 80% and 90% in 2011. Plant utilization for all of the segments, except Aerospace and Defense, was higher in 2011 than in 2010.

Item 3. Legal Proceedings

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

Item 4A. Executive Officers of the Registrant

The executive officers are elected by the Board of Directors normally for a term of one year and until the election of their successors. All executive officers have been employed by Timken or by a subsidiary of the Company during the past five-year period. The executive officers of the Company as of February 17, 2012 are as follows:

Name	Age	Current Position and Previous Positions During Last Five Years

Ward J. Timken	44	2005 Chairman of the Board

James W. Griffith	58	2002 President and Chief Executive Officer; Director

William R. Burkhart	46	2000 Senior Vice President and General Counsel

Christopher A. Coughlin	51	2007 Senior Vice President—Supply Chain Management

		2009 President—Process Industries

		2010 President—Process Industries & Supply Chain

		2011 President—Process Industries

Glenn A. Eisenberg	50	2002 Executive Vice President—Finance and Administration

Richard G. Kyle	46	2007 Vice President—Manufacturing—Mobile Industries

		2009 President—Mobile Industries

		2011 President—Mobile Industries & Aerospace

J. Ted Mihaila	57	2006 Senior Vice President and Controller

Salvatore J. Miraglia, Jr.	61	2005 President—Steel Group

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the New York Stock Exchange under the symbol “TKR.” The estimated number of record holders of the Company’s common stock at December 31, 2011 was 5,240. The estimated number of beneficial shareholders at December 31, 2011 was 44,238.

The following table provides information about the high and low sales prices for the Company’s common stock and dividends paid for each quarter for the last two fiscal years.

	000000000	000000000	000000000	000000000	000000000	000000000
	2011			2010

	Stock prices		Dividends	Stock prices		Dividends

	High	Low	per share	High	Low	per share

First quarter	$52.69	$44.32	$0.18	$30.69	$22.03	$0.09

Second quarter	$57.83	$45.77	$0.20	$35.90	$25.88	$0.13

Third quarter	$52.86	$31.16	$0.20	$39.59	$24.84	$0.13

Fourth quarter	$45.45	$30.17	$0.20	$49.35	$37.38	$0.18

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (continued)

Issuer Purchases of Common Stock:

The following table provides information about purchases of its common stock by the Company during the quarter ended December 31, 2011.

			Total number	Maximum

			of shares	number of

			purchased as	shares that

			part of publicly	may yet

	Total number	Average	announced	be purchased

	of shares	price paid	plans or	under the plans

Period	purchased (1)	per share (2)	programs	or programs (3)

10/1/11 - 10/31/11	2,758	$33.07	-	2,000,000

11/1/11 - 11/30/11	2,969	38.99	-	2,000,000

12/1/11 - 12/31/11	2,228	38.55	-	2,000,000

Total	7,955	$36.82	-	2,000,000

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

(3)

Pursuant to the Company’s 2006 common stock purchase plan, the Company may purchase up to four million shares of common stock at an amount not to exceed $180 million in the aggregate. The Company may purchase shares under its 2006 common stock purchase plan until December 31, 2012. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. On February 10, 2012, the Board of Directors of the Company approved a new stock purchase plan pursuant to which the Company may purchase up to ten million shares of its common stock. This new stock purchase plan replaces the Company’s 2006 common stock purchase plan.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (continued)

Assumes $100 invested on January 1, 2007, in Timken Common Stock, the S&P 500 Index,

the S&P 400 Industrials and the Bearing/Steel Peer Group Indices.

	000000000	000000000	000000000	000000000	000000000
	2007	2008	2009	2010	2011
Timken	$114.97	$70.80	$87.88	$179.70	$148.32
S&P 500	105.49	66.46	84.05	96.71	98.76
S&P 400 Industrials	119.62	75.91	99.92	130.90	129.38
80% Bearing/20% Steel	99.24	47.09	76.55	92.86	70.80

**	Effective with fiscal year 2011, the custom bearing/steel peer group index has been replaced with the S&P 400 Industrials index because the Company believes it more accurately reflects a peer benchmark for the Company's portfolio of businesses given Timken's strategic initiatives to diversify beyond its heritage bearing and steel product offerings. For comparability, both peer indices have been shown.

The line graph compares the cumulative total shareholder returns over five years for The Timken Company, the S&P 500 Stock Index, the S&P 400 Industrials Index and a custom peer group index that proportionally reflects Timken's bearing and steel businesses. The S&P Steel Index comprises the steel portion of the peer group index. This index is comprised of AK Steel, Allegheny Technologies, Cliffs Natural Resources, Nucor and US Steel. The remaining portion of the peer group index is a self constructed bearing index that consists of five companies. These five companies are Kaydon, JTEKT, NSK, NTN and SKF Group. The last four are non-US bearing companies that are based in Japan (JTEKT, NSK, NTN), and Sweden (SKF Group).

Item 6. Selected Financial Data

Summary of Operations and Other Comparative Data

	00000000	00000000	00000000	00000000	00000000
	2011	2010	2009	2008	2007
(Dollars in millions, except per share data)
Statements of Income
Net sales	$5,170.2	$4,055.5	$3,141.6	$5,040.8	$4,532.1
Gross profit	1,369.7	1,021.7	582.7	1,151.9	955.0
Selling, administrative and general expenses	626.2	563.8	472.7	657.1	631.2
Impairment and restructuring charges	14.4	21.7	164.1	32.8	28.4
Operating income (loss)	729.1	436.2	(54.1)	462.0	294.9
Other income (expense), net	(1.1)	3.8	(0.1)	16.2	5.1
Interest expense, net	31.2	34.5	40.0	38.6	42.3
Income (loss) from continuing operations	456.6	269.5	(66.0)	282.6	210.7
Income (loss) from discontinued operations, net of income taxes	-	7.4	(72.6)	(11.3)	12.9
Net income (loss) attributable to The Timken Company	$454.3	$274.8	$(134.0)	$267.7	$220.1

Balance Sheets
Inventories, net	$964.4	$828.5	$671.2	$1,000.5	$936.0
Property, plant and equipment—net	1,308.9	1,267.7	1,335.2	1,517.0	1,452.8
Total assets	4,352.1	4,180.4	4,006.9	4,536.0	4,379.2
Total debt:
Short-term debt	22.0	22.4	26.3	91.5	108.4
Current portion of long-term debt	14.3	9.6	17.1	17.1	33.9
Long-term debt	478.8	481.7	469.3	515.3	580.6
Total debt	515.1	513.7	512.7	623.9	722.9
Net debt
Total debt	515.1	513.7	512.7	623.9	722.9
Less: cash and cash equivalents and restricted cash	(468.4)	(877.1)	(755.5)	(133.4)	(42.9)
Net debt: (1)	46.7	(363.4)	(242.8)	490.5	680.0
Total liabilities	2,309.6	2,238.6	2,411.3	2,873.0	2,399.2
Shareholders’ equity	$2,042.5	$1,941.8	$1,595.6	$1,663.0	$1,980.0
Capital:
Net debt	46.7	(363.4)	(242.8)	490.5	680.0
Shareholders’ equity	2,042.5	1,941.8	1,595.6	1,663.0	1,980.0
Net debt + shareholders’ equity (capital)	2,089.2	1,578.4	1,352.8	2,153.5	2,660.0

Other Comparative Data
Income (loss) from continuing operations / Net sales	8.8%	6.6%	(2.1)%	5.6%	4.6%
Net income (loss) attributable to The Timken Company / Net sales	8.8%	6.8%	(4.3)%	5.3%	4.9%
Return on equity (2)	22.4%	13.9%	(4.1)%	17.0%	10.6%
Net sales per employee (3)	$253.5	$222.2	$168.8	$244.3	$216.0
Capital expenditures	$205.3	$115.8	$114.1	$258.1	$289.8
Depreciation and amortization	$192.5	$189.7	$201.5	$200.8	$187.9
Capital expenditures / Net sales	4.0%	2.9%	3.6%	5.1%	6.4%
Dividends per share	$0.78	$0.53	$0.45	$0.70	$0.66
Basic earnings (loss) per share - continuing operations (4)	$4.65	$2.76	$(0.64)	$2.90	$2.17
Diluted earnings (loss) per share - continuing operations (4)	$4.59	$2.73	$(0.64)	$2.89	$2.16
Basic earnings (loss) per share (5)	$4.65	$2.83	$(1.39)	$2.78	$2.31
Diluted earnings (loss) per share (5)	$4.59	$2.81	$(1.39)	$2.77	$2.29
Net debt to capital (1)	2.2%	(23.0)%	(17.9)%	22.8%	25.6%
Number of employees at year-end (6)	20,954	19,839	16,667	20,550	20,720
Number of shareholders (7)	44,238	39,118	27,127	47,742	49,012

(1)	The Company presents net debt because it believes net debt is more representative of the Company’s financial position than total debt due to the amount of cash and cash equivalents.
(2)	Return on equity is defined as income from continuing operations divided by ending shareholders’ equity.
(3)	Based on average number of employees employed during the year.
(4)	Based on average number of shares outstanding during the year.
(5)	Based on average number of shares outstanding during the year and includes discontinued operations for all periods presented.
(6)	Adjusted to exclude NRB operations and Latrobe Steel for all periods.
(7)	Includes an estimated count of shareholders having common stock held for their accounts by banks, brokers and trustees for benefit plans.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in millions, except per share data)

OVERVIEW

The Timken Company (Timken or the Company) designs, manufactures, sells and services highly-engineered anti-friction bearings and assemblies, high-quality alloy steels and mechanical power transmission systems, as well as provides a broad spectrum of related products and services. The Company has four operating segments: (1) Mobile Industries; (2) Process Industries; (3) Aerospace and Defense; and (4) Steel. The following is a description of the Company’s operating segments:

•

Mobile Industries provides bearings, mechanical power transmission components, drive- and roller-chains, augers and related products and services to original equipment manufacturers and suppliers of agricultural, construction and mining equipment, passenger cars, light trucks, medium and heavy-duty trucks, rail cars and locomotives, as well as to automotive and heavy truck aftermarket distributors.

•

Process Industries provides bearings, mechanical power transmission components, industrial chains, and related products and services to original equipment manufacturers and suppliers of power transmission, energy and heavy industries machinery and equipment. This includes rolling mills, cement and aggregate processing equipment, paper mills, sawmills, printing presses, cranes, hoists, drawbridges, wind energy turbines, gear drives, drilling equipment, coal conveyors, coal crushers, marine and food processing equipment. This segment also serves the aftermarket through its global network of authorized industrial distributors.

•

Aerospace and Defense provides bearings, helicopter transmission systems, rotor head assemblies, turbine engine components, gears and other precision flight-critical components for commercial and military aviation applications and provides aftermarket services, including repair and overhaul of engines, transmissions and fuel controls, as well as aerospace bearing repair and component reconditioning. Additionally, this segment manufactures precision bearings, higher-level assemblies and sensors for manufacturers of health and positioning control equipment.

•

Steel produces more than 450 grades of carbon and alloy steel, which are sold as ingots, bars and tubes in a variety of chemistries, lengths and finishes. This segment’s metallurgical expertise and operational capabilities result in customized solutions for the automotive, industrial and energy sectors. Timken® specialty steels feature prominently in a wide variety of end products including oil country drill pipe, bits and collars, gears, hubs, axles, crankshafts and connecting rods, bearing races and rolling elements, and bushings, fuel injectors and wind energy shafts.

The Company’s strategy balances corporate aspirations for sustained growth with a determination to optimize the Company’s existing business portfolio, thereby generating strong profits and cash flows. Timken pursues its growth strategy through differentiation and expansion.

•

For differentiation, the Company leverages its technological capabilities to enhance existing products and services and to create new products that capture value for its customers. The Company recently broadened its product offering by expanding a line of spherical, cylindrical and housed bearings, developing new products and services – including the new Ecoturn® seal for the railroad industry – and introducing numerous new custom-developed grades of specialty alloy steel.

•

Regarding expansion, the Company’s strategy is to grow in attractive market sectors, with particular emphasis on those industrial markets that value the reliability offered by the Company’s products and create significant aftermarket demand, thereby providing a lifetime of opportunity in both product sales and services. The Company’s strategy also encompasses expanding its portfolio in new geographic spaces with an emphasis in Asia. The Company’s acquisition strategy is directed at complementing its existing portfolio and expanding the Company’s market position globally.

Simultaneously, the Company works to optimize its existing business with specific initiatives aimed at transformation and execution. This includes diversifying the overall portfolio of businesses and products to create further value and profitability, which can include addressing or repositioning underperforming product lines and segments, revising market sector or geographic strategies and divesting non-strategic assets. The Company drives execution by embracing a continuous improvement culture that is charged with lowering costs, eliminating waste, increasing efficiency, encouraging organizational agility and building greater brand equity.

The following items highlight certain of the Company’s more significant strategic accomplishments in 2011:

•

In October 2011, the Company completed the acquisition of Drives LLC (Drives) for $92 million. Drives is a leading manufacturer of highly engineered drive-chains, roller-chains and conveyor augers for the agricultural and industrial applications. Based in Fulton, Illinois, Drives employs 430 associates and had trailing 12-month sales through September 2011 of approximately $100 million. Sales and EBIT for the Timken Drives business is reported in the Company’s Mobile Industries and Process Industries segments based on customer application.

•

In August 2011, the Company and The University of Akron announced an open-innovation agreement to accelerate technology. The two organizations plan to combine their expertise in materials and surface engineering technologies at newly established laboratories in The University of Akron’s College of Engineering.

•

In July 2011, the Company and Stark State College broke ground on a jointly developed 18,000 square foot Wind Energy Research and Development Center in Canton, Ohio, on the Stark State College campus. This new center will be focused on advanced development of bearing systems for wind turbines and other ultra-large applications.

•

In July 2011, the Company acquired the assets of Philadelphia Gear Corp. (Philadelphia Gear), a leading provider of high-performance gear drives and components with a strong focus on value-added aftermarket capabilities in the industrial and military marine sectors, for $200 million. Based in King of Prussia, Pennsylvania, with approximately 220 associates, Philadelphia Gear had trailing 12-month sales through June 2011 of approximately $100 million. The Timken Gears and Services business is included in the Process Industries segment.

•

In 2011, the Company launched initiatives to enhance productivity and increase output at two of its Canton, Ohio steel facilities. These changes will effectively create new capacity at both of these steel facilities to support growing demand for finished bar products and billets for tubing product which serve customers in the global industrial, oil and gas, and mobile markets. These initiatives include an investment of approximately $35 million for an in-line forge press at the Company’s Faircrest Steel Plant.

•

In August 2011, the Company announced that it is evaluating an investment of approximately $225 million at its Faircrest Steel Plant. The potential investment would be expected to increase capacity, expand product range and strengthen the competitiveness of Timken’s specialty alloy steel bars business. A ladle refiner and a new large-bloom continuous caster would be key components of this investment and would likely target production in 2014. The Company entered into preliminary discussions with suppliers and government agencies, and opened early negotiations with United Steelworkers of America Local 1123 (union), which represents operative associates in Canton, Ohio, under a collective bargaining agreement scheduled to expire in 2013. The Company and representatives of the Union have tentatively agreed on a five-year contract to replace the existing labor agreement. A ratification vote has been scheduled for February 21, 2012.

RESULTS OF OPERATIONS

2011 compared to 2010

Overview:

	2011	2010	$ Change	% Change
Net sales	$5,170.2	$4,055.5	$1,114.7	27.5%

Income from continuing operations	456.6	269.5	187.1	69.4%

Income from discontinued operations	-	7.4	(7.4)	(100.0)%

Income attributable to noncontrolling interest	2.3	2.1	0.2	9.5%

Net income attributable to The Timken Company	$454.3	$274.8	$179.5	65.3%

Diluted earnings per share:

Continuing operations	$4.59	$2.73	$1.86	68.1%

Discontinued operations	-	0.08	(0.08)	(100.0)%

Diluted earnings per share	$4.59	$2.81	$1.78	63.3%

Average number of shares—diluted	98,655,513	97,516,202	-	1.2%

The Company reported net sales for 2011 of $5.2 billion, compared to $4.1 billion in 2010, a 27.5% increase. The increase in sales was primarily due to higher volume across all business segments except for the Aerospace and Defense segment, higher surcharges, pricing, the impact of acquisitions and the effect of currency rate changes. In 2011, net income per diluted share was $4.59, compared to net income per diluted share of $2.81 in 2010. The Company’s net income for 2011 reflects continued improvement in the end market sectors served by the Mobile Industries, Process Industries and Steel segments. In addition, net income for 2011 reflects higher surcharges and pricing and the impact of acquisitions, partially offset by higher raw material and logistics costs and selling, general and administrative expenses.

The income from discontinued operations recognized in 2010 was the result of favorable working capital adjustments from the sale of the Company’s Needle Roller Bearings (NRB) operations, completed in December 2009.

Outlook

The Company expects higher sales in the range of approximately 5% to 8% in 2012 compared to 2011, primarily driven by higher volumes across the Process Industries, Aerospace and Defense and Steel business segments, as well as favorable pricing and the full-year impact of acquisitions completed in 2011, partially offset by the effect of currency-rate changes. The Company expects to leverage sales growth from these segments to drive improved operating performance. However, the strengthening margins will be partially offset by lower utilization of manufacturing capacity, higher raw material costs and slightly higher selling, general and administrative expenses to support the higher sales.

From a liquidity standpoint, the Company expects to generate cash from operations of approximately $515 million, which is a 143% increase over 2011, primarily driven by lower working capital increases and lower pension and postretirement contributions. Pension and postretirement contributions are expected to be approximately $265 million in 2012 compared to $416 million in 2011. The Company expects to increase capital expenditures to approximately $345 million in 2012 compared to $205 million in 2011.

The Statements of Income

 Sales by Segment:

	2011	2010	$ Change	% Change

(Excludes intersegment sales)

Mobile Industries	$1,768.9	$1,560.3	$208.6	13.4%

Process Industries	1,240.5	900.0	340.5	37.8%

Aerospace and Defense	324.1	338.3	(14.2)	(4.2)%

Steel	1,836.7	1,256.9	579.8	46.1%

Total Company	$5,170.2	$4,055.5	$1,114.7	27.5%

Net sales for 2011 increased $1.1 billion, or 27.5%, compared to 2010, primarily due to higher volume of approximately $530 million principally driven by the Mobile Industries’ off-highway and rail market sectors, increases in Process Industries’ distribution channel’s demand and the Steel segment’s industrial and oil and gas market sectors. In addition, the increase in sales reflects higher surcharges of approximately $225 million, higher pricing and favorable sales mix of approximately $185 million, the impact of acquisitions of approximately $120 million and the effect of currency rate changes of approximately $55 million. The favorable impact from acquisitions for 2011 was primarily due to the acquisitions of Philadelphia Gear in July 2011 and Drives in October 2011, as well as the acquisition of QM Bearings and Power Transmission, Inc. (QM Bearings), completed in September 2010.

 Gross Profit:

	000000000	000000000	000000000	000000000
	2011	2010	$ Change	Change

Gross profit	$1,369.7	$1,021.7	$348.0	34.1%

Gross profit % to net sales	26.5%	25.2%	-	130	bps

Rationalization expenses included in cost of products sold	$6.7	$5.5	$1.2	21.8%

Gross profit increased in 2011 compared to 2010, primarily due to the impact of higher sales volume of approximately $230 million, higher surcharges of approximately $225 million and the impact of pricing and sales mix of approximately $180 million, partially offset by higher raw material and logistics costs of approximately $335 million. Gross profit in 2011 also benefited from the impact of acquisitions.

 Selling, General and Administrative Expenses:

	00000	00000	00000	00000
	2011	2010	$ Change	Change
Selling, general and administrative expenses	$626.2	$563.8	$62.4	11.1%
Selling, general and administrative expenses % to net sales	12.1%	13.9%	-	(180	) bps

The increase in selling, general and administrative expenses of $62.4 million in 2011 compared to 2010 was primarily due to higher salaries and related costs to support higher sales volume, as well as higher expense related to incentive compensation plans of approximately $15 million. Selling, general and administrative expenses for 2010 benefited from a favorable adjustment to the allowance for doubtful accounts of approximately $10 million. In addition, the acquisitions of Philadelphia Gear and Drives added approximately $15 million of selling, general and administrative expenses for 2011. Selling, general and administrative expenses, as a percentage of sales, decreased in 2011 compared to 2010 as a result of the Company’s ability to effectively leverage these costs against higher sales.

 Impairment and Restructuring Charges:

	000000000	000000000	000000000
	2011	2010	$ Change

Impairment charges	$0.5	$4.7	$(4.2)

Severance and related benefit costs	0.1	6.4	(6.3)

Exit costs	13.8	10.6	3.2

Total	$14.4	$21.7	$(7.3)

Impairment and restructuring charges decreased $7.3 million in 2011 compared to 2010. In 2011, the Company recognized $13.8 million of exit costs, which primarily related to its former manufacturing facility in Sao Paulo, Brazil relating to environmental remediation costs and workers compensation claims made by former associates. In 2010, the impairment charges of $4.7 million primarily related to fixed asset impairment charges at the Company’s facility in Mesa, Arizona and its former manufacturing facility in Sao Paulo, Brazil. The severance and related benefit costs of $6.4 million recognized in 2010 primarily related to manufacturing workforce reductions that began in 2009 to realign the Company’s organization, improve efficiency and reduce costs. The exit costs of $10.6 million recognized in 2010 primarily related to environmental remediation costs at the Company’s former manufacturing facility in Sao Paulo, Brazil and a former manufacturing plant in Columbus, Ohio. Refer to Note 10 – Impairment and Restructuring in the Notes to the Consolidated Financial Statements for additional discussion.

 Interest Expense and Income:

	0000000	0000000	0000000	0000000
	2011	2010	$ Change	% Change

Interest expense	$36.8	$38.2	$(1.4)	(3.7)%

Interest income	$(5.6)	$(3.7)	$(1.9)	(51.4)%

Interest expense for 2011 decreased compared to 2010 primarily due to lower financing costs as a result of the refinancing of the Company’s $500 million Amended and Restated Credit Agreement (Senior Credit Facility), which occurred in May 2011. The Company expects to recognize approximately $1.3 million of deferred financing costs on an annual basis, compared to $3.0 million under the previous credit facility. Interest income increased for 2011 compared to 2010 primarily due to higher interest rates on invested cash balances.

 Income Tax Expense:

	2011	2010	$ Change	Change

Income tax expense	$240.2	$136.0	$104.2	76.6%

Effective tax rate	34.5%	33.5%	-	100	bps

The effective tax rate on the pretax income for 2011 was favorable relative to the U.S. federal statutory rate primarily due to earnings in certain foreign jurisdictions where the effective tax rate is less than 35%, the U.S. manufacturing deduction, the U.S. research tax credit and the net effect of other U.S. tax items, partially offset by losses at certain foreign subsidiaries where no tax benefit could be recorded, U.S. state and local taxes and the net effect of other discrete items.

The effective tax rate for 2010 was favorable relative to the U.S. federal statutory rate primarily due to earnings in certain foreign jurisdictions where the effective tax rate is less than 35%, the U.S. manufacturing deduction, the U.S. research tax credit and the net effect of other U.S. tax items, partially offset by losses at certain foreign subsidiaries where no tax benefit could be recorded, and U.S. state and local taxes. The effective tax rate for 2010 also includes the net impact of a $21.6 million charge in the first quarter to record the deferred tax impact of the Patient Protection and Affordable Care Act of 2010 (as amended) (PPACA), partially offset by a $19.8 million tax benefit in the fourth quarter to record the benefit of contributions made to a newly established Voluntary Employee Benefit Association (VEBA) trust to fund certain retiree healthcare costs.

The change in the effective tax rate in 2011 compared to 2010 was primarily due to certain discrete tax expense items recorded in 2011 and higher U.S. state and local taxes, partially offset by earnings in certain foreign jurisdictions where the effective tax rate is less than 35%.

Business Segments:

Effective January 1, 2011, the primary measurement used by management to measure the financial performance of each segment is EBIT (earnings before interest and taxes). Prior to January 1, 2011, the primary measurement used by management to measure the financial performance of each segment was adjusted EBIT (earnings before interest and taxes, excluding the effect of impairment and restructuring, manufacturing rationalization and integration charges, one-time gains or losses on the disposal of non-strategic assets, allocated receipts received or payments made under the U.S. Continued Dumping and Subsidy Offset Act (CDSOA) and gains and losses on the dissolution of subsidiaries). The change in 2011 was primarily due to the completion of most of the Company’s previously-announced restructuring initiatives. Segment results for 2010 and 2009 have been reclassified to conform to the 2011 presentation of segments. Refer to Note 14 – Segment Information in the Notes to the Consolidated Financial Statements for the reconciliation of EBIT by segment to consolidated income before income taxes.

The presentation below reconciles the changes in net sales for each segment reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions made in 2011 and 2010 and currency exchange rates. The effects of acquisitions and currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period. During the third quarter of 2011, the Company completed the acquisition of substantially all of the assets of Philadelphia Gear, which is part of the Process Industries segment. During the fourth quarter of 2011, the Company completed the acquisition of Drives, the results of which are reported in the Mobile Industries and Process Industries segments based on customer application. During the fourth quarter of 2010, the Company completed the acquisition of substantially all of the assets of City Scrap and Salvage Co. (City Scrap), which is part of the Steel segment. During the third quarter of 2010, the Company completed the acquisition of QM Bearings, which is part of the Process Industries segment. The year 2010 represents the base year for which the effects of currency are measured; as such, currency is assumed to be zero for 2010.

 Mobile Industries Segment:

	0000000	0000000	0000000	0000000
	2011	2010	$ Change	Change
Net sales, including intersegment sales	$1,769.4	$1,560.6	$208.8	13.4%
EBIT	$243.2	$207.6	$35.6	17.1%
EBIT margin	13.7%	13.3%	-	40 bps

	2011	2010	$ Change	% Change
Net sales, including intersegment sales	$1,769.4	$1,560.6	$208.8	13.4%
Acquisitions	11.1	-	11.1	NM
Currency	30.4	-	30.4	NM
Net sales, excluding the impact of acquisitions and currency	$1,727.9	$1,560.6	$167.3	10.7%

The Mobile Industries segment’s net sales, excluding the effects of acquisitions and currency-rate changes, increased 10.7% in 2011 compared to 2010, primarily due to higher volume of approximately $140 million and pricing and surcharges of approximately $30 million. The higher volume was seen across most market sectors, led by an approximately 30% increase in off-highway, an approximately 30% increase in rail and an approximately 15% increase in heavy truck, partially offset by an approximately 10% decrease in light-vehicle. EBIT was higher in 2011 compared to 2010, primarily due to the impact of higher volume of approximately $60 million and the impact of pricing and surcharges of approximately $30 million, partially offset by higher raw material and logistics costs of approximately $45 million and higher selling, general and administrative costs of approximately $10 million.

Sales for the Mobile Industries segment are expected to be relatively flat in 2012 compared to 2011, as the full-year impact of 2011 acquisitions, as well as higher pricing, offset lower volume. The expected decrease in volume is primarily due to an approximately 25% decrease in light-vehicle and a 15% decrease in heavy truck, partially offset by a 15% increase in rail. Sales for the Mobile Industries segment, excluding the effect of acquisitions and currency-rate changes, are expected to decrease approximately 5% in 2012, compared to 2011. EBIT for the Mobile Industries segment is expected to decline in 2012 compared to 2011 as a result of lower volumes and higher raw material costs.

 Process Industries Segment:

	00000000	00000000	00000000	00000000
	2011	2010	$ Change	Change

Net sales, including intersegment sales	$1,244.6	$903.4	$341.2	37.8%

EBIT	$281.6	$133.6	$148.0	110.8%

EBIT margin	22.6%	14.8%	-	780 bps

	2011	2010	$ Change	% Change

Net sales, including intersegment sales	$1,244.6	$903.4	$341.2	37.8%

Acquisitions	103.8	-	103.8	NM

Currency	22.2	-	22.2	NM

Net sales, excluding the impact of acquisitions and currency	$1,118.6	$903.4	$215.2	23.8%

The Process Industries segment’s net sales, excluding the effect of acquisitions and currency-rate changes, increased 23.8% for 2011 compared to 2010, primarily due to higher volume of approximately $190 million and pricing and sales mix of approximately $25 million. The higher sales primarily resulted from a 25% increase to industrial distributors. In addition, the higher sales resulted from a 15% increase to original equipment manufacturers, primarily driven by an approximately 30% increase in gear drives and an approximately 25% increase in global energy. EBIT was higher in 2011 compared to 2010 due to the impact of increased volume of approximately $100 million and higher pricing and favorable sales mix of $40 million, partially offset by higher raw material costs of $15 million. EBIT for the Process Industries segments also benefited from acquisitions in 2011.

Sales for the Process Industries segment are expected to increase by 8% to 13% in 2012 compared to 2011. The increase in sales reflects continued strengthening in global industrial distribution, growth in Asia and sales from new product lines, as well as the full-year impact of 2011 acquisitions and pricing. Sales for the Process Industries segment, excluding the effect of acquisitions and currency-rate changes, are expected to increase by approximately 5% to 10% in 2012 compared to 2011. EBIT for the Process Industries segment is expected to be flat in 2012 compared to 2011 as a result of pricing and higher volumes, partially offset by higher raw material costs.

 Aerospace and Defense Segment:

	00000000	00000000	00000000	00000000
	2011	2010	$ Change	Change

Net sales, including intersegment sales	$324.1	$338.3	$(14.2)	(4.2)%

EBIT	$7.6	$16.7	$(9.1)	(54.5)%

EBIT margin	2.3%	4.9%	-	(260	) bps

	2011	2010	$ Change	% Change

Net sales, including intersegment sales	$324.1	$338.3	$(14.2)	(4.2)%

Currency	2.2	-	2.2	N	M

Net sales, excluding the impact of currency	$321.9	$338.3	$(16.4)	(4.8)%

The Aerospace and Defense segment’s net sales, excluding the effect of currency-rate changes, decreased 4.8% for 2011 compared to 2010. The decline was due to a decrease in volume of approximately $20 million, partially offset by favorable pricing. The decrease in volume was driven by reduced volume of defense-related products, partially offset by increased volume from commercial aerospace customers. EBIT decreased 54.5% in 2011 compared to 2010, primarily due to the impact of lower volume of approximately $8 million, a product warranty charge of approximately $5 million and an inventory write-down of approximately $3 million, partially offset by favorable pricing and reduced selling, general and administrative costs totaling approximately $7 million.

Sales for the Aerospace and Defense segment are expected to increase by approximately 10% to 15% in 2012 compared to 2011, as a result of anticipated strengthening in the defense and commercial aerospace sectors. EBIT for the Aerospace and Defense segment is expected to be up significantly in 2012 compared to 2011 as a result of higher volumes and better manufacturing efficiency.

 Steel Segment:

	00000000	00000000	00000000	00000000
	2011	2010	$ Change	Change

Net sales, including intersegment sales	$1,956.5	$1,359.5	$597.0	43.9%

EBIT	$270.7	$146.2	$124.5	85.2%

EBIT margin	13.8%	10.8%	-	300	bps

	2011	2010	$ Change	% Change

Net sales, including intersegment sales	$1,956.5	$1,359.5	$597.0	43.9%

Acquisitions	7.6	-	7.6	NM

Currency	0.7	-	0.7	NM

Net sales, excluding the impact of acquisitions and currency	$1,948.2	$1,359.5	$588.7	43.3%

The Steel segment’s net sales for 2011, excluding the effects of acquisitions and currency-rate changes, increased 43.3% compared to 2010, due to higher volume of approximately $240 million, higher surcharges of approximately $210 million, higher pricing of approximately $80 million and favorable sales mix of approximately $60 million. The higher volume was experienced across all market sectors, primarily driven by an 80% increase in oil and gas and a 26% increase in industrial. Surcharges increased to $572.8 million in 2011, from $362.7 million in 2010. Approximately 40% of the increase in surcharges was a result of higher volumes. Surcharges are a pricing mechanism that the Company uses to recover scrap steel, energy and certain alloy costs, which are derived from published monthly indices. The average scrap index for 2011 was $482 per ton, compared to $426 per ton for 2010. Steel shipments for 2011 were 1,286,000 tons, compared to 1,026,000 tons for 2010, an increase of 25%. The Steel segment’s average selling price, including surcharges, was $1,522 per ton for 2011, compared to an average selling price of $1,325 per ton for 2010. The increase in the average selling prices was primarily the result of higher surcharges and base prices. The higher surcharges were the result of higher prices for certain input raw materials, especially scrap steel and nickel.

The Steel segment’s EBIT increased $124.5 million in 2011 compared to 2010, primarily due to higher surcharges of approximately $210 million, pricing and sales mix of approximately $130 million and the impact of higher sales volume of approximately $85 million, partially offset by higher raw material costs of $250 million, higher logistics costs of approximately $25 million and higher LIFO expense. In 2011, the Steel segment recognized LIFO expense of $15.2 million, compared to LIFO expense of $2.8 million in 2010. Raw material costs consumed in the manufacturing process, including scrap steel, alloys and energy, increased 22% in 2011 compared to the prior year, to an average cost of $555 per ton.

Sales for the Steel segment are expected to increase 5% to 10% for 2012 compared to 2011, primarily due to higher average selling prices and slightly higher volume. The Company expects stronger demand, driven by a 13% increase in oil and gas market sectors and a 5% increase in mobile market sectors. EBIT for the Steel segment is expected to increase in 2012 compared to 2011 as higher pricing more than offsets higher raw material costs. Scrap, alloy and energy costs are expected to increase in the near term from current levels as global industrial production improves and then levels off.

 Corporate:

	2011	2010	$ Change	Change

Corporate expenses	$75.4	$67.4	$8.0	11.9%

Corporate expenses % to net sales	1.5%	1.7%	-	(20	) bps

Corporate expenses increased in 2011 compared to 2010, primarily due to higher performance-based compensation of approximately $8 million.

RESULTS OF OPERATIONS:

2010 compared to 2009

 Overview:

	2010	2009	$ Change	% Change

Net sales	$4,055.5	$3,141.6	$913.9	29.1%

Income (loss) from continuing operations	269.5	(66.0)	335.5	NM

Income (loss) from discontinued operations	7.4	(72.6)	80.0	110.2%

Income (loss) attributable to noncontrolling interest	2.1	(4.6)	6.7	145.7%

Net income (loss) attributable to The Timken Company	$274.8	$(134.0)	$408.8	305.1%

Diluted earnings (loss) per share:

Continuing operations	$2.73	$(0.64)	$3.37	NM

Discontinued operations	0.08	(0.75)	0.83	110.7%

Diluted earnings (loss) per share	$2.81	$(1.39)	$4.20	302.2%

Average number of shares - diluted	97,516,202	96,135,783	-	1.4%

The Company reported net sales for 2010 of $4.1 billion, compared to $3.1 billion in 2009, a 29.1% increase. Sales in 2010 were higher across all business segments except for the Aerospace and Defense segment. The increase in sales was primarily driven by strong demand from the Mobile Industries and Steel segments and the industrial distribution channel within the Process Industries segment, as well as higher surcharges, partially offset by lower sales in the Aerospace and Defense segment. For 2010, diluted earnings per share were $2.81, compared to a net loss per share of $1.39 for 2009. Income from continuing operations per diluted share was $2.73 for 2010, compared to a net loss from continuing operations of $0.64 for 2009.

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

The income from discontinued operations recognized in 2010 is the result of favorable working capital adjustments from the sale of the Company’s NRB operations, completed in December 2009, while the loss from discontinued operations was due to the negative impact of the deteriorating global economy on NRB’s business operations.

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

 Gross Profit:

	2010	2009	$ Change	Change

Gross profit	$1,021.7	$582.7	$439.0	75.3%

Gross profit % to net sales	25.2%	18.5%	-	670	bps

Rationalization expenses included in cost of products sold	$5.5	$8.2	$(2.7)	(32.9)%

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

 Selling, General and Administrative Expenses:

	2010	2009	$ Change	Change

Selling, general and administrative expenses	$563.8	$72.7	$91.1	19.3%

Selling, general and administrative expenses % to net sales	13.9%	15.0%	-	(110	) bps

The increase in selling, general and administrative expenses of $91.1 million in 2010 compared to 2009 was primarily due to higher expense related to incentive compensation plans of approximately $65 million, with the remainder of the increase relating to higher employee and professional costs.

 Impairment and Restructuring Charges:

	2010	2009	$ Change

Impairment charges	$4.7	$107.6	$(102.9)

Severance and related benefit costs	6.4	52.8	(46.4)

Exit costs	10.6	3.7	6.9

Total	$21.7	$164.1	$(142.4)

The following discussion explains the major impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above. Refer to Note 10 – Impairment and Restructuring in the Notes to the Consolidated Financial Statements for further details by segment.

Workforce Reductions

In 2009, the Company began the realignment of its organization to improve efficiency and reduce costs as a result of the economic downturn that began during the latter part of 2008. The initiative was completed in 2010 and included both selling and administrative cost reductions, as well as manufacturing workforce reductions. During 2010, the Company recorded $5.6 million of severance and related benefit costs to eliminate approximately 200 associates. Of the $5.6 million charge for 2010, $2.0 million related to the Aerospace and Defense segment, $1.6 million related to the Process Industries segment, $1.4 million related to the Mobile Industries segment and $0.6 million related to Corporate positions. During 2009, the Company recorded $42.9 million of severance and related benefit costs, to eliminate approximately 3,280 manufacturing associates. Of the $42.9 million charge, $26.0 million related to the Mobile Industries segment, $8.5 million related to the Process Industries segment, $3.3 million related to the Steel segment, $3.1 million related to the Aerospace and Defense segment and $2.0 million related to Corporate positions.

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

Process Industries

In 2009, the Company recorded impairment charges of $27.7 million, exit costs of $1.6 million and severance and related benefits of $0.6 million related to the rationalization of its three bearing plants in Canton, Ohio. In 2009, the Company closed two of the three bearing plants. The significant impairment charge was recorded during the second quarter of 2009 as a result of the rapid deterioration of the market sectors served by one of the rationalized plants resulting in the carrying value of the fixed assets for this plant exceeding their projected future cash flows. The Company then arrived at fair value by either valuing the assets in use, where the assets were still producing product, or in exchange, where the assets had been idled. The fair value was determined based on market comparisons of similar assets. In 2010, the Company recorded $1.0 million of exit costs as a result of Process Industries’ rationalization plans primarily due to demolition costs.

In October 2009, the Company announced the consolidation of its distribution centers in Bucyrus, Ohio and Spartanburg, South Carolina into a leased facility near the existing Spartanburg location. The closure of the Bucyrus Distribution Center was completed in June 2011. This initiative is expected to deliver annual pretax savings of approximately $4 million to $8 million. During 2009, the Company recorded $4.5 million of severance and related benefit costs related to this closure.

Aerospace and Defense

In 2010, the Company recorded fixed asset impairment charges of $2.0 million at its location in Mesa, Arizona. The impairment charges were recorded as a result of the carrying value of certain machinery and equipment exceeding their expected future cash flows.

 Interest Expense and Income:

	2010	2009	$ Change	% Change

Interest expense	$38.2	$41.9	$(3.7)	(8.8)%

Interest income	$(3.7)	$(1.9)	$(1.8)	(94.7)%

Interest expense for 2010 decreased compared to 2009 primarily due to lower average debt levels, partially offset by the amortization of deferred financing costs associated with the refinancing of the Company’s former $500 million Amended and Restated Credit Agreement (Former Senior Credit Facility) and the issuance of $250 million aggregate principal amount of fixed-rate 6% unsecured senior notes (Senior Notes), both of which occurred in the third quarter of 2009. Interest income increased for 2010 compared to 2009 due to significantly higher average invested cash balances in 2010.

 Other Income and Expense:

	0000000	0000000	0000000	0000000
	2010	2009	$ Change	% Change

CDSOA receipts, net of expenses	$2.0	$3.6	$(1.6)	(44.4)%

Equity investment impairment loss	-	(6.1)	6.1	100.0%

Other	1.8	2.4	(0.6)	(25.0)%

Other income (expense), net	$3.8	$(0.1)	$3.9	NM

The equity investment impairment loss for 2009 reflects an impairment loss on two of the Company’s joint ventures, ICS for $4.7 million and Endorsia International AB (Endorsia) for $1.4 million. The Company recorded the impairment loss as a result of the carrying value of these investments exceeding the expected future cash flows of these joint ventures.

 Income Tax Expense:

	2010	2009	$ Change	Change

Income tax expense (benefit)	$136.0	$(28.2)	$164.2	NM

Effective tax rate	33.5%	29.9%	-	360	bps

The effective tax rate on the pretax income for 2010 was favorable relative to the U.S. federal statutory rate primarily due to earnings in certain foreign jurisdictions where the effective tax rate is less than 35%, the U.S. manufacturing deduction, the U.S. research tax credit and the net effect of other U.S. tax items, partially offset by losses at certain foreign subsidiaries where no tax benefit could be recorded, and U.S. state and local taxes. The effective tax rate for 2010 also includes the net impact of a $21.6 million charge in the first quarter to record the deferred tax impact of the PPACA, partially offset by a $19.8 million tax benefit in the fourth quarter to record the benefit of contributions made to a newly established VEBA trust to fund certain retiree healthcare costs.

The effective tax rate on the pretax loss for 2009 was unfavorable relative to the U.S. federal statutory tax rate primarily due to losses at certain foreign subsidiaries where no tax benefit could be recorded. This item was partially offset by the U.S. research tax credit and the net effect of other items.

 Discontinued Operations:

	2010	2009	$ Change	% Change

Operating results, net of tax	$-	$(60.0)	$60.0	100.0%

Gain (loss) on disposal, net of tax	7.4	(12.6)	20.0	158.7%

Income (loss) from discontinued operations, net of income taxes	$7.4	$(72.6)	$80.0	110.2%

In December 2009, the Company completed the divestiture of its NRB operations to JTEKT Corporation (JTEKT). Discontinued operations represent operating results of the NRB operations for 2009 and the gain (loss) on disposal of these operations for 2010 and 2009. For 2009, the operating results, net of tax, of the NRB operations were a loss of $60.0 million, primarily due to the deterioration of the markets served by the NRB operations and higher restructuring charges in 2009. The restructuring charges include a pretax impairment loss of $33.7 million and pension curtailment of $2.2 million, as well as other pretax charges related to severance and related benefits of $16.0 million. The impairment loss was the result of the projected proceeds from the sale of NRB operations being lower than the net book value of the net assets expected to be transferred as a result of the sale of the NRB operations to JTEKT. In 2009, the Company recorded a loss on disposal of $12.6 million, net of tax.

In 2010, the Company recognized a gain on disposal of $7.4 million, net of income taxes, as a result of a favorable working capital adjustment. The working capital adjustment was partially offset by a correction of an error of $1.3 million, net of income taxes, related to a foreign currency translation adjustment for the Company’s Canadian operations that were sold as part of the NRB divestiture. The Company realized during the third quarter of 2010 that this adjustment should have been written-off in the fourth quarter of 2009 and recognized as part of the loss on the sale of the NRB operations. Management of the Company concluded the effect of this adjustment was immaterial to the Company’s 2009 and 2010 financial statements. Refer to Note 2 – Acquisitions and Divestitures in the Notes to the Consolidated Financial Statements for additional discussion.

 Net Income (Loss) Attributable to Noncontrolling Interest:

	00000000	00000000	00000000	00000000
	2010	2009	$ Change	% Change

Net income (loss) attributable to noncontrolling interest	$2.1	$(4.6)	$6.7	145.7%

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

 Mobile Industries Segment:

	0000000	0000000	0000000	0000000
	2010	2009	$ Change	Change

Net sales, including intersegment sales	$1,560.6	$1,245.0	$315.6	25.3%

EBIT	$207.6	$(85.5)	$293.1	342.8%

EBIT margin	13.3%	(6.9)%	-	2,020	bps

	2010	2009	$ Change	% Change

Net sales, including intersegment sales	$1,560.6	$1,245.0	$315.6	25.3%

Currency	3.5	-	3.5	NM

Net sales, excluding the impact of currency	$1,557.1	$1,245.0	$312.1	25.1%

The Mobile Industries segment’s net sales, excluding the effects of currency-rate changes, increased 25.1% in 2010 compared to 2009, primarily due to higher volume of approximately $220 million and higher pricing of approximately $90 million. The higher sales were seen across all market sectors, led by a 40% increase in heavy truck, a 33% increase in off-highway and a 28% increase in light vehicles. EBIT was higher in 2010 compared to 2009 primarily due to the impact of higher volume and pricing of approximately $180 million, lower impairment and restructuring charges of approximately $95 million, favorable sales mix of approximately $40 million and improved manufacturing utilization of approximately $25 million. These increases were partially offset by higher selling, general and administrative expenses of approximately $30 million and LIFO expense of approximately $25 million.

 Process Industries Segment:

	2010	2009	$ Change	Change

Net sales, including intersegment sales	$903.4	$808.7	$94.7	11.7%

EBIT	$133.6	$72.6	$61.0	84.0%

EBIT margin	14.8%	9.0%	-	580	bps

	2010	2009	$ Change	% Change

Net sales, including intersegment sales	$903.4	$808.7	$94.7	11.7%

Acquisitions	4.9	-	4.9	NM

Currency	1.7	-	1.7	NM

Net sales, excluding the impact of acquisitions and currency	$896.8	$808.7	$88.1	10.9%

The Process Industries segment’s net sales, excluding the effect of acquisitions and currency-rate changes, increased 10.9% for 2010 compared to 2009, primarily due to higher volume of approximately $80 million. The increased sales resulted from a 20% increase in the industrial distribution channel, a 116% increase in global wind energy and a 10% increase in gear drives. These increases were partially offset by a 26% decline in the metals sector. EBIT was higher in 2010 compared to 2009 due to the impact of increased volume of approximately $45 million, lower impairment and restructuring charges of approximately $40 million and better manufacturing utilization of approximately $35 million. These increases were partially offset by higher selling, general and administrative expenses of approximately $30 million and higher raw material costs and related LIFO expense of $25.0 million.

 Aerospace and Defense Segment:

	2010	2009	$ Change	Change

Net sales, including intersegment sales	$338.3	$417.7	$(79.4)	(19.0)%

EBIT	$16.7	$65.4	$(48.7)	(74.5)%

EBIT margin	4.9%	15.7%	-	(1,080	) bps

	2010	2009	$ Change	% Change

Net sales, including intersegment sales	$338.3	$417.7	$(79.4)	(19.0)%

Currency	(1.4)	-	(1.4)	NM

Net sales, excluding the impact of currency	$339.7	$417.7	$(78.0)	(18.7)%

The Aerospace and Defense segment’s net sales, excluding the effect currency-rate changes, decreased 18.7% for 2010 compared to 2009. The decline was due to a decrease in volume of approximately $90 million, partially offset by favorable pricing. Volume was down across most market sectors within the Aerospace and Defense segment, especially the defense and civil aviation market sectors. EBIT decreased 74.5% in 2010 compared to 2009, primarily due to lower volume of approximately $35 million, higher manufacturing costs of approximately $20 million and higher LIFO expense of approximately $10 million, partially offset by cost reductions, pricing and sales mix.

 Steel Segment:

	2010	2009	$ Change	Change

Net sales, including intersegment sales	$1,359.5	$714.9	$644.6	90.2%

EBIT	$146.2	$(63.4)	$209.6	330.6%

EBIT margin	10.8%	(8.9)%	-	1,970	bps

	2010	2009	$ Change	% Change

Net sales, including intersegment sales	$1,359.5	$714.9	$644.6	90.2%

Currency	0.7	-	0.7	NM

Net sales, excluding the impact of currency	$1,358.8	$714.9	$643.9	90.1%

The Steel segment’s net sales for 2010, excluding the effects of currency-rate changes, increased 90.1% compared to 2009, primarily due to higher volume of approximately $445 million, across all market sectors, and higher surcharges of approximately $250 million, partially offset by an unfavorable sales mix of approximately $50 million. Surcharges increased to $350.4 million in 2010 from $100.1 million in 2009. The average scrap index for 2010 was $426 per ton, compared to $258 per ton for 2009. Steel shipments for 2010 were 1,026,000 tons, compared to 595,000 tons for 2009, an increase of 72%. The Steel segment’s average selling price, including surcharges, was $1,323 per ton for 2010, compared to an average selling price of $1,202 per ton for 2009. The increase in the average selling prices was primarily the result of higher surcharges, partially offset by unfavorable sales mix. The higher surcharges were the result of higher prices for certain input raw materials, especially scrap steel, molybdenum and nickel.

The Steel segment’s EBIT increased $209.6 million in 2010 compared to 2009, primarily due to higher surcharges, the impact of higher sales volume of approximately $175 million and lower manufacturing costs of approximately $110 million, partially offset by the impact of higher raw material costs of approximately $255 million and higher LIFO expense of approximately $40 million. In 2010, the Steel segment recognized LIFO expense of $2.8 million, compared to LIFO income of $37.1 million in 2009. Raw material costs consumed in the manufacturing process, including scrap steel, alloys and energy, increased 38% in 2010 compared to the prior year, to an average cost of $455 per ton.

 Corporate:

	2010	2009	$ Change	Change

Corporate expenses	$67.4	$51.4	$16.0	31.1%

Corporate expenses % to net sales	1.7%	1.6%	-	10	bps

Corporate expenses increased in 2010 compared to 2009, as a result of higher performance-based compensation of approximately $18 million.

THE BALANCE SHEETS

The following discussion is a comparison of the Consolidated Balance Sheets at December 31, 2011 and December 31, 2010.

 Current Assets:

	December 31,
	2011	2010	$ Change		% Change

Cash and cash equivalents	$464.8	$877.1		$(412.3)	(47.0)%

Restricted cash	3.6	-	3.6		NM

Accounts receivable, net	645.5	516.6	128.9		25.0%

Inventories, net	964.4	828.5	135.9		16.4%

Deferred income taxes	113.7	100.4	13.3		13.2%

Deferred charges and prepaid expenses	12.8	11.3	1.5		13.3%

Other current assets	87.5	65.3	22.2		34.0%

Total current assets	$2,292.3	$2,399.2	$(106.9)		(4.5)%

Refer to the Consolidated Statements of Cash Flows for a discussion of the decrease in cash and cash equivalents. Accounts receivable, net increased as a result of the higher sales in the fourth quarter of 2011 as compared to the same period in 2010, as well as the acquisitions of Philadelphia Gear and Drives. Inventories increased primarily to support higher sales volume and expected future demand. Inventories also increased as a result of acquisitions. The increase in deferred income taxes was primarily due to an increase in book-tax differences related to accrued liabilities, primarily related to incentive-based compensation, and other employee benefit accruals. The increase in other current assets was primarily due to an increase in short-term marketable securities of approximately $30 million, partially offset by the sale of the Company’s equity investment in ICS, which had been classified as assets held for sale.

 Property, Plant and Equipment-Net:

	December 31,
	2011	2010	$ Change	% Change

Property, plant and equipment	$3,589.4	$3,454.0	$135.4	3.9%

Less: allowances for depreciation	(2,280.5)	(2,186.3)	(94.2)	(4.3)%

Property, plant and equipment - net	$1,308.9	$1,267.7	$41.2	3.2%

The increase in property, plant and equipment – net in 2011 was primarily due to the impact of acquisitions in 2011, as well as capital expenditures in 2011 exceeding depreciation expense.

In November 2010, the Company entered into an agreement to sell the real estate of its former manufacturing facility in Sao Paulo, Brazil. The transfer of this land is expected to be completed in 2012 after the Company has completed the soil remediation of the site and the groundwater remediation plan has been approved. Based on the terms of the agreement, once the title transfers, the Company expects to receive approximately $33.7 million, including interest, over an 18-month period, subject to fluctuations in foreign currency exchange rates.

Other Assets:

	December 31,
	2011	2010	$ Change	% Change
Goodwill	$307.2	$224.4	$82.8	36.9%
Other intangible assets	261.6	129.2	132.4	102.5%
Deferred income taxes	141.9	121.5	20.4	16.8%
Other non-current assets	40.2	38.4	1.8	4.7%
Total other assets	$750.9	$513.5	$237.4	46.2%

The increase in goodwill was primarily due to the acquisitions of Philadelphia Gear and Drives. The increase in other intangible assets was primarily due to current-year acquisitions, partially offset by amortization expense recognized during 2011. The increase in deferred income taxes was primarily due to increases in the Company’s accrued pension liabilities during 2011, partially offset by contributions to a VEBA trust for retiree healthcare costs.

Current Liabilities:

	December 31,
	2011	2010	$ Change	% Change
Short-term debt	$22.0	$22.4	$(0.4)	(1.8)%
Accounts payable	287.3	263.5	23.8	9.0%
Salaries, wages and benefits	259.3	228.8	30.5	13.3%
Income taxes payable	70.2	14.0	56.2	401.4%
Deferred income taxes	3.1	0.7	2.4	342.9%
Other current liabilities	188.4	172.0	16.4	9.5%
Current portion of long-term debt	14.3	9.6	4.7	49.0%
Total current liabilities	$844.6	$711.0	$133.6	18.8%

The increase in accounts payable was primarily due to higher sales volume. The increase in accrued salaries, wages and benefits was the result of accruals for current-year incentive plans. The increase in income taxes payable was primarily due to the provision for income taxes in 2011 as a result of an increase in income before income taxes and the reclassification of approximately $40 million from other non-current liabilities as a result of an expected closure of a U.S. federal tax audit within the next 12 months. These increases were partially offset by income tax payments during 2011.

Non-Current Liabilities:

	December 31,
	2011	2010	$ Change	% Change
Long-term debt	$478.8	$481.7	$(2.9)	(0.6)%
Accrued pension cost	491.0	394.5	96.5	24.5%
Accrued postretirement benefits cost	395.9	531.2	(135.3)	(25.5)%
Deferred income taxes	7.5	6.0	1.5	25.0%
Other non-current liabilities	91.8	114.2	(22.4)	(19.6)%
Total non-current liabilities	$1,465.0	$1,527.6	$(62.6)	(4.1)%

The increase in accrued pension cost was primarily due to a decrease in the discount rates used to calculate the projected benefit obligation, as well as returns on pension assets below the expected rate of return of 8.5%, partially offset by contributions of approximately $291 million to the Company’s defined benefit pension plans during 2011. The decrease in accrued postretirement benefits cost was primarily due to a contribution of $125 million to a VEBA trust to fund healthcare benefits. The decrease of other non-current liabilities was primarily due to the reclassification of approximately $40 million to income taxes payable for an expected closure of a U.S. federal tax audit within the next 12 months.

Shareholders’ Equity:

	December 31,
	2011	2010	$ Change	% Change
Common stock	$942.3	$934.8	$7.5	0.8%
Earnings invested in the business	2,004.7	1,626.4	378.3	23.3%
Accumulated other comprehensive loss	(889.5)	(624.7)	(264.8)	(42.4)%
Treasury shares	(29.2)	(11.5)	(17.7)	(153.9)%
Noncontrolling interest	14.2	16.8	(2.6)	(15.5)%
Total equity	$2,042.5	$1,941.8	$100.7	5.2%

Earnings invested in the business increased in 2011 by net income of $454.3 million, partially offset by dividends declared of $76.0 million. The increase in the accumulated other comprehensive loss was primarily due to a $218.2 million net after-tax pension and postretirement liability adjustment and a $48.5 million decrease in foreign currency translation. The pension and postretirement liability adjustment was primarily due the realization of an actuarial loss in 2011 due to a decrease in the discount rates for defined benefit pension and postretirement plans, as well as lower than expected returns on plan assets, partially offset by the amortization of prior-year service costs and actuarial losses for these plans. The decrease in the foreign currency translation adjustment was due to the U.S, dollar strengthening relative to other currencies, such as the Indian rupee, the South African rand, the Polish zloty, the Brazilian real, Canadian dollar and the Euro. Treasury shares increased during 2011 as a result of the Company repurchasing stock under its 2006 common stock purchase plan.

CASH FLOWS:

	2011	2010	$ Change
Net cash provided by operating activities	$211.7	$312.7	$(101.0)
Net cash used by investing activities	(508.0)	(152.9)	(355.1)
Net cash used by financing activities	(106.6)	(32.9)	(73.7)
Effect of exchange rate changes on cash	(9.4)	(5.3)	(4.1)
(Decrease) Increase in cash and cash equivalents	$(412.3)	$121.6	$(533.9)

Operating activities provided net cash of $211.7 million in 2011 compared to $312.7 million in 2010. This change was primarily due to higher pension and other postretirement benefit contributions and payments as well as higher cash used by working capital items, partially offset by higher net income. Pension and other postretirement benefit contributions and payments were $456.0 million in 2011, compared to $337.0 million in 2010. Net income attributable to The Timken Company increased $179.5 million in 2011 compared to 2010.

The following chart displays the impact of working capital items on cash during 2011 and 2010:

	2011	2010
Cash Provided (Used):
Accounts receivable	$(111.6)	$(104.8)
Inventories	(125.6)	(150.0)
Trade accounts payable	14.9	105.4
Other accrued expenses	29.1	68.3

Investing activities used cash of $508.0 million in 2011 after using cash of $152.9 million in 2010 as a result of an increase in acquisitions of $269.5 million and an increase in capital expenditures of $89.5 million. The increase in acquisitions related to the purchase of Philadelphia Gear, which was completed in July 2011, and the purchase of Drives, which was completed in October 2011.

The net cash used by financing activities was $106.6 million in 2011 after using cash of $32.9 million in 2010. The increase in cash used for financing activities was primarily due to a $26.6 million reduction in proceeds from stock option exercises, a $24.7 million increase in cash dividends paid to shareholders and a $14.6 million increase in the Company’s repurchases of its common stock in 2011 compared to 2010. The Company purchased one million shares of its common stock for an aggregate of $43.8 million in 2011 after purchasing one million shares of its common stock for an aggregate of $29.2 million in 2010.

LIQUIDITY AND CAPITAL RESOURCES

Total debt was $515.1 million and $513.7 million at December 31, 2011 and December 31, 2010, respectively. Debt exceeded cash and cash equivalents by $46.7 million at December 31, 2011. Cash and cash equivalents exceeded total debt by $363.4 million at December 31, 2010. Debt in excess of cash as a percentage of total capital was 2.2% at December 31, 2011, compared to cash in excess of debt as a percentage of total capital of 23.0% at December 31, 2010.

Reconciliation of total debt to net (cash) debt and the ratio of net debt to capital:

Net Debt:

	December 31,
	2011	2010
Short-term debt	$22.0	$22.4
Current portion of long-term debt	14.3	9.6
Long-term debt	478.8	481.7
Total debt	515.1	513.7
Less: Cash and cash equivalents	(464.8)	(877.1)
Restricted cash	(3.6)	-
Net debt (cash)	$46.7	$(363.4)

Ratio of Net Debt to Capital:

	December 31,
	2011	2010
Net debt (cash)	$46.7	$(363.4)
Total equity	2,042.5	1,941.8
Net debt (cash) + total equity (capital)	$2,089.2	$1,578.4
Ratio of net debt (cash) to capital	2.2%	(23.0)%

The Company presents net debt (cash) because it believes net debt (cash) is more representative of the Company’s financial position than total debt due to the amount of cash and cash equivalents.

At December 31, 2011, the Company had no outstanding borrowings under its two-year Asset Receivable Securitization Financing Agreement (Asset Securitization Agreement), which provides for borrowings up to $150 million, subject to certain borrowing base limitations, and is secured by certain domestic trade receivables of the Company. The Company had full availability under the Asset Securitization Agreement at December 31, 2011.

On May 11, 2011, the Company amended and restated its Senior Credit Facility, replacing the Former Senior Credit Facility, which was due to expire on July 10, 2012. The Senior Credit Facility now matures on May 11, 2016. At December 31, 2011, the Company had no outstanding borrowings under the Senior Credit Facility but had letters of credit outstanding totaling $17.2 million, which reduced the availability under the Senior Credit Facility to $482.8 million. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At December 31, 2011, the Company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.25 to 1.0. As of December 31, 2011, the Company’s consolidated leverage ratio was 0.54 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 4.0 to 1.0. As of December 31, 2011, the Company’s consolidated interest coverage ratio was 29.12 to 1.0.

The interest rate under the Senior Credit Facility is based on the Company’s consolidated leverage ratio. In addition, the Company pays a facility fee based on the consolidated leverage ratio multiplied by the aggregate commitments of all of the lenders under the Senior Credit Facility.

Other sources of liquidity include lines of credit for certain of the Company’s foreign subsidiaries, which provide for borrowings up to $266.2 million. The majority of these lines are uncommitted. At December 31, 2011, the Company had borrowings outstanding of $54.1 million against these lines, which reduced the availability under these facilities to $212.1 million.

The Company expects that any cash requirements in excess of cash on hand and cash generated from operating activities will be met by the committed funds available under its Asset Securitization Agreement and the Senior Credit Facility. Management believes it has sufficient liquidity to meet its obligations through at least the term of the Senior Credit Facility.

At December 31, 2011, approximately $247 million, or 53.1%, of the Company’s cash and cash equivalents resided in jurisdictions outside the United States. Repatriation of these funds to the United States could be subject to government restrictions and domestic and foreign taxes. Part of the Company’s strategy is to expand its portfolio in new geographic spaces. This may include making investments in facilities and equipment and potential new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments when possible.

The Company expects to remain in compliance with its debt covenants. However, the Company may need to limit its borrowings under the Senior Credit Facility or other facilities in order to remain in compliance. As of December 31, 2011, the Company could have borrowed the full amounts available under the Senior Credit Facility and Asset Securitization Agreement and would have still been in compliance with its debt covenants.

The Company expects cash from operations in 2012 to improve 143% over 2011 as the Company anticipates higher net income, as well as lower working capital increases and a decrease in pension and postretirement contributions. The Company expects to make approximately $265 million in pension and postretirement contributions in 2012, compared to $416 million in 2011. The Company also expects to increase capital expenditures to $345 million in 2012 compared to $205 million in 2011, which includes the Company’s potential investment at its Faircrest steel plant in Canton, Ohio. This investment is dependent on the Company and the United Steelworkers entering into a new collective bargaining agreement.

CONTRACTUAL OBLIGATIONS

The Company’s contractual debt obligations and contractual commitments outstanding as of December 31, 2011 were as follows:

Payments due by Period:

		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Interest payments	$224.6	$29.4	$49.5	$24.1	$121.6
Long-term debt, including current portion	493.1	14.3	273.6	15.0	190.2
Short-term debt	22.0	22.0	-	-	-
Operating leases	147.7	37.8	57.2	35.0	17.7
Purchase commitments	23.9	14.0	9.9	-	-
Retirement benefits	2,802.8	303.7	568.7	560.0	1,370.4
Total	$3,714.1	$421.2	$958.9	$634.1	$1,699.9

The interest payments beyond five years primarily relate to medium-term notes that mature over the next 17 years.

As of December 31, 2011, the Company had approximately $87.2 million of total gross unrecognized tax benefits. The Company anticipates a decrease in its unrecognized tax positions of approximately $42 million to $43 million during the next 12 months. The anticipated decrease is primarily due to settlements with tax authorities. Future tax positions are not known at this time and therefore not included in the above summary of the Company’s fixed contractual obligations. Refer to Note 15 – Income Taxes in the Notes to the Consolidated Financial Statements for additional discussion.

During 2011, the Company made cash contributions of approximately $291 million to its global defined benefit pension plans, of which $276.4 million was discretionary. The Company also contributed $125 million to a VEBA trust to fund retiree healthcare costs. The Company currently expects to make contributions to its global defined benefit pension plans totaling approximately $165 million in 2012, of which $145 million is discretionary. The Company also currently expects to make contributions to a VEBA trust to fund retiree healthcare costs totaling $100 million in 2012. The Company may consider making additional discretionary contributions to either its global defined benefit pension plans or its postretirement benefit plans during 2012. Returns for the Company’s global defined benefit pension plan assets in 2011 were below the expected rate of return assumption of 8.5% due to broad decreases in global equity markets. The lower returns negatively impacted the funded status of the plans at the end of 2011 and are expected to result in higher pension expense in future years. The impact of these unfavorable returns, as well as the impact of the lower discount rate for expense in 2012 compared to 2011 will increase pension expense by approximately $19 million in 2012. Returns for the Company’s U.S. defined benefit plan pension assets for 2011 were approximately 4.8%.

During 2011, the Company purchased one million shares of its common stock for approximately $43.8 million in the aggregate under its 2006 common stock purchase plan. This plan authorizes the Company to buy, in the open market or in privately negotiated transactions, up to four million shares of common stock, which are to be held as treasury shares and used for specified purposes, up to an aggregate of $180 million. The authorization expires on December 31, 2012. As of December 31, 2011, the Company had purchased two million shares of its common stock for an aggregate amount of approximately $73.1 million under this plan. On February 10, 2012, the Board of Directors of the Company approved a new common stock purchase plan pursuant to which the Company may purchase up to ten million shares of the Company’s common stock. This plan replaces the 2006 common stock purchase plan. The new plan expires on December 31, 2015.

As disclosed in Note 9 – Contingencies and Note 15 – Income Taxes in the Notes to the Consolidated Financial Statements, the Company has exposure for certain legal and tax matters.

The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.

RECENTLY ADOPTED ACCOUNTING PRONOUNCMENTS

Information required for this item is incorporated by reference to Note 1 – Significant Accounting Policies in the Notes to the Consolidated Financial Statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Revenue recognition:

The Company recognizes revenue when title passes to the customer. This occurs at the shipping point except for certain exported goods and certain foreign entities, where title passes when the goods reach their destination. Selling prices are fixed based on purchase orders or contractual arrangements. Shipping and handling costs billed to customers are included in net sales and the related costs are included in cost of products sold in the Consolidated Statements of Income.

In July 2011, the Company acquired the assets of Philadelphia Gear Corp. Philadelphia Gear recognizes a portion of their revenues on percentage of completion method. In 2011, the Company recognized approximately $40 million in net sales under the percentage of completion method.

Inventory:

Inventories are valued at the lower of cost or market, with approximately 55% valued by the last-in, first-out (LIFO) method and the remaining 45% valued by the first-in, first-out (FIFO) method. The majority of the Company’s domestic inventories are valued by the LIFO method and all of the Company’s international (outside the United States) inventories are valued by the FIFO method. An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. The Company recognized an increase in its LIFO reserve of $23.1 million for 2011, compared to an increase in its LIFO reserve of $26.9 million for 2010.

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

The Company reviews goodwill for impairment at the reporting unit level. The Company’s reporting units are the same as its reportable segments: Mobile Industries, Process Industries, Aerospace and Defense and Steel. The Company prepares its goodwill impairment analysis by comparing the estimated fair value of each reporting unit, using an income approach as well as a market approach, with its carrying value.

During 2011, the Company adopted the provisions of Accounting Standards Update (ASU) No. 2011-8, “Intangibles–Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which allows companies to assess qualitative factors to determine if goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test. Based on a review of various qualitative factors, management concluded that the goodwill for Process Industries and Steel segments was not impaired and that two-step approach was not required to be performed for these reporting units. Based on a review of various qualitative factors, management concluded that the goodwill for the Aerospace and Defense segment would be tested under the two-step approach. The Mobile Industries segment does not have goodwill.

The income approach requires several assumptions including future sales growth, EBIT (earnings before interest and taxes) margins and capital expenditures. The Company’s four reporting units each provide their forecast of results for the next three years. These forecasts are the basis for the information used in the discounted cash flow model. The discounted cash flow model also requires the use of a discount rate and a terminal revenue growth rate (the revenue growth rate for the period beyond the three years forecasted by the reporting units), as well as projections of future operating margins (for the period beyond the forecasted three years). During the fourth quarter of 2011, the Company used a discount rate for the Aerospace and Defense reporting unit of 12% and a terminal revenue growth rate of 3%.

The market approach requires several assumptions including sales multiples and EBITDA (earnings before interest, taxes, depreciation and amortization) multiples for comparable companies that operate in the same markets as the Company’s reporting units. During the fourth quarter of 2011, the Company used sales multiples for the Aerospace and Defense reporting unit of 1.3 and EBITDA multiples of 10.5.

As a result of the goodwill impairment analysis performed during the fourth quarter of 2011, the Company recognized no goodwill impairment charges for the year ended December 31, 2011. As of December 31, 2011, the Company had $307.2 million of goodwill on its Consolidated Balance Sheet, of which $162.1 million was attributable to the Aerospace and Defense segment. See Note 7 – Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements for the carrying amount of goodwill by segment. The fair value of this reporting unit was $506.8 million compared to a carrying value of $456.8 million. A 120 basis point increase in the discount rate would have resulted in the Aerospace and Defense segment failing step one of the goodwill impairment analysis, which would have required the completion of step two of the goodwill impairment analysis to arrive at a potential goodwill impairment loss. A 1,300 basis point decrease in the projected cash flows would have resulted in the Aerospace and Defense segment failing step one of the goodwill impairment analysis, which would have required the completion of step two of the goodwill impairment analysis to arrive at a potential goodwill impairment loss.

In 2011, the income approach for the Aerospace and Defense segment was weighted by 70% and the market approach was weighted by 30% in arriving at fair value. This is a change from 2010 when the income approach and the market approach were weighted equally in arriving at fair value. The 70/30 weighting was selected to give consideration for the fact that the metrics for the last twelve months for Aerospace and Defense segment were not reflective of expected performance and the discounted-cash flow model provided a more normalized view of future operating conditions for the Aerospace and Defense segment. Had the Company used a 50/50 weighting, the Company would still have passed step one of the goodwill impairment test for the Aerospace and Defense segment for the year ended December 31, 2011.

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

For expense purposes in 2011, the Company applied a discount rate of 5.75% for the defined benefit pension plans and 5.50% for the postretirement welfare plans. For expense purposes for 2012, the Company will apply a discount rate of 5.00% for the defined benefit pension plans and 4.85% for the postretirement welfare plans. A .25 percentage point reduction in the discount rate would increase net periodic pension benefit cost by approximately $5.0 million for the defined benefit pension plans and $0.5 million for the postretirement welfare plans for 2012.

The expected rate of return on plan assets is determined by analyzing the historical long-term performance of the Company’s pension plan assets, as well as the mix of plan assets between equities, fixed income securities and other investments, the expected long-term rate of return expected for those asset classes and long-term inflation rates. Short-term asset performance can differ significantly from the expected rate of return, especially in volatile markets. A lower-than-expected rate of return on pension plan assets will increase pension expense and future contributions. For expense purposes in 2011, the Company applied an expected rate of return of 8.50% for the Company’s pension plan assets. For expense purposes for 2012, the Company will apply an expected rate of return on plan assets of 8.25%. A .25 percentage point reduction in the expected rate of return would increase net periodic pension benefit cost by approximately $6.0 million for 2012. At the end of 2010, the Company established a VEBA trust for certain bargained associates’ retiree medical benefits. For expense purposes in 2011, the Company applied an expected rate of return of 5.0% to the VEBA trust assets. For expense purposes for 2012, the Company will continue to apply an expected rate of return of 5.0% to the VEBA trust assets. A .25 percentage point reduction in the expected rate of return would increase net periodic postretirement benefit cost by approximately $0.5 million for 2012.

For measurement purposes for postretirement benefits, the Company assumed a weighted-average annual rate of increase in per capita cost (health care cost trend rate) for medical benefits of 7.9% for 2012, declining steadily for the next 66 years to 5.0%; and 9.0% for prescription drug benefits for 2012, declining steadily for the next 66 years to 5.0%. The assumed health care cost trend rate may have a significant effect on the amounts reported. A one percentage point increase in the assumed health care cost trend rate would have increased the 2011 total service and interest cost components by $0.8 million and would have increased the postretirement obligation by $15.3 million. A one percentage point decrease would provide corresponding reductions of $0.8 million and $14.2 million, respectively.

The U.S. Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Medicare Act) provides for prescription drug benefits under Medicare Part D (Medicare Subsidy) and contains a tax-free subsidy to plan sponsors who provide “actuarially equivalent” prescription plans. The Company’s actuary determined that the prescription drug benefit provided by the Company’s postretirement plan is considered to be actuarially equivalent to the benefit provided under the Medicare Act. The effects of the Medicare Act include reductions to the accumulated postretirement benefit obligation and net periodic postretirement benefit cost of $63.4 million and $5.6 million, respectively. The 2011 expected Medicare Subsidy was $3.2 million, of which $0.9 million was received prior to December 31, 2011.

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

OTHER DISCLOSURES

Foreign Currency

Assets and liabilities of subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the reporting period. Related translation adjustments are reflected as a separate component of accumulated other comprehensive loss. Foreign currency gains and losses resulting from transactions are included in the Consolidated Statements of Income.

The Company recognized a foreign currency exchange loss of $1.4 million for the year ended December 31, 2011 after recognizing foreign currency exchange gains of $4.3 million and $8.2 million during the years ended December 31, 2010 and 2009, respectively. For the year ended December 31, 2011, the Company recorded a negative non-cash foreign currency translation adjustment of $48.5 million that decreased shareholders’ equity, compared to a negative non-cash foreign currency translation adjustment of $5.2 million that decreased shareholders’ equity for the year ended December 31, 2010. The foreign currency translation adjustments for the year ended December 31, 2011 were negatively impacted by the strengthening of the U.S. dollar relative to other currencies such as the Indian rupee, the South African rand, the Polish zloty, the Brazilian real, the Canadian dollar and the Euro.

Trade Law Enforcement

The U.S. government has an antidumping duty order in effect covering tapered roller bearings from China. The Company is a producer of these bearings in the United States. The U.S. government is currently conducting a review of whether or not this order should continue in place for an additional five years. The U.S. government also had antidumping duty orders in effect on ball bearings from France, Germany, Italy, Japan, and the United Kingdom. The Company produces ball bearings in the U.S. The ball bearing orders on France, Germany, and Italy were sunset effective September, 2011 and are hence revoked. The ball bearing orders on Japan and the U.K. were sunset by a court order in July, 2011. That court decision, however, is now under appeal by the U.S. International Trade Commission, and the Company.

Continued Dumping and Subsidy Offset Act

The CDSOA provides for distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and people. The Company received CDSOA receipts of $3.5 million, $5.2 million and $6.2 million in 2011, 2010 and 2009, respectively. In 2011, the Company reported expenses in excess of CDSOA receipts of $1.1 million. The Company reported CDSOA receipts, net of expenses, of $2.0 million and $3.6 million in 2010 and 2009, respectively.

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

There are a number of factors that can affect whether the Company receives any CDSOA distributions and the amount of such distributions in any given year. These factors include, among other things, potential additional changes in the law, ongoing and potential additional legal challenges to the law and the administrative operation of the law. Accordingly, the Company cannot reasonably estimate the amount of CDSOA distributions it will receive in future years, if any. It is possible that court rulings might prevent the Company from receiving any CDSOA distributions in 2012 and beyond. Any reduction of CDSOA distributions would reduce the Company’s earnings and cash flow.

Quarterly Dividend

On February 10, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.23 per share. The dividend will be paid on March 2, 2012 to shareholders of record as of February 21, 2012. This will be the 359th consecutive dividend paid on the common stock of the Company.

Forward-Looking Statements

Certain statements set forth in this Annual Report on Form 10-K and in the Company’s 2011 Annual Report to Shareholders (including the Company’s forecasts, beliefs and expectations) that are not historical in nature are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management’s Discussion and Analysis on pages 17 through 41 contains numerous forward-looking statements. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. The Company cautions readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of the Company due to a variety of factors, such as:

a)	deterioration in world economic conditions, including additional adverse effects from the global economic slowdown, terrorism or hostilities. This includes: political risks associated with the potential instability of governments and legal systems in countries in which the Company or its customers conduct business, and changes in currency valuations;

b)	the effects of fluctuations in customer demand on sales, product mix and prices in the industries in which the Company operates. This includes: the ability of the Company to respond to rapid changes in customer demand, the effects of customer bankruptcies or liquidations, the impact of changes in industrial business cycles, and whether conditions of fair trade continue in the U.S. markets;

c)	competitive factors, including changes in market penetration, increasing price competition by existing or new foreign and domestic competitors, the introduction of new products by existing and new competitors, and new technology that may impact the way the Company’s products are sold or distributed;

d)	changes in operating costs. This includes: the effect of changes in the Company’s manufacturing processes; changes in costs associated with varying levels of operations and manufacturing capacity; availability of raw materials and energy; the Company’s ability to mitigate the impact of fluctuations in raw materials and energy costs and the operation of the Company’s surcharge mechanism; changes in the expected costs associated with product warranty claims; changes resulting from inventory management and cost reduction initiatives and different levels of customer demands; the effects of unplanned work stoppages; and changes in the cost of labor and benefits;

e)	the success of the Company’s operating plans; the ability to integrate acquired companies; the ability of acquired companies to achieve satisfactory operating results, including results being accretive to earnings; and the Company’s ability to maintain appropriate relations with unions that represent Company associates in certain locations in order to avoid disruptions of business;

f)	unanticipated litigation, claims or assessments. This includes: claims or problems related to intellectual property, product liability or warranty, environmental issues, and taxes;

g)	changes in worldwide financial markets, including availability of financing and interest rates, which affect: the Company’s cost of funds and/or ability to raise capital; the Company’s pension obligations and investment performance; and/or customer demand and the ability of customers to obtain financing to purchase the Company’s products or equipment that contain the Company’s products; and

h)	those items identified under Item 1A. Risk Factors on pages 6 through 10.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Changes in short-term interest rates related to several separate funding sources impact the Company’s earnings. These sources are borrowings under an Asset Securitization Agreement, borrowings under the Senior Credit Facility, floating rate tax-exempt U.S. municipal bonds with a weekly reset mode and short-term bank borrowings at international subsidiaries. If the market rates for short-term borrowings increased by one-percentage-point around the globe, the impact would be an increase in interest expense of $0.9 million with a corresponding decrease in income from continuing operations before income taxes of the same amount. This amount was determined by considering the impact of hypothetical interest rates on the Company’s borrowing cost, year-end debt balances by category and an estimated impact on the tax-exempt municipal bonds’ interest rates.

Foreign Currency Exchange Rate Risk

Fluctuations in the value of the U.S. dollar compared to foreign currencies, including the Euro, also impact the Company’s earnings. The greatest risk relates to products shipped between the Company’s European operations and the United States. Foreign currency forward contracts are used to hedge these intercompany transactions. Additionally, hedges are used to cover third-party purchases of product and equipment. As of December 31, 2011, there were $145.2 million of hedges in place. A uniform 10% weakening of the U.S. dollar against all currencies would have resulted in a charge of $4.4 million related to these hedges, which would have partially offset the otherwise favorable impact of the underlying currency fluctuation. In addition to the direct impact of the hedged amounts, changes in exchange rates also affect the volume of sales or foreign currency sales price as competitors’ products become more or less attractive.

Commodity Price Risk

In the ordinary course of business, the Company is exposed to market risk with respect to commodity price fluctuations, primarily related to our purchases of raw materials and energy, principally scrap steel, other ferrous and non-ferrous metals, alloys and natural gas. Whenever possible, the Company manages its exposure to commodity risks primarily through the use of supplier pricing agreements that enable the Company to establish the purchase prices for certain inputs that are used in our manufacturing and distribution business. Timken utilizes a raw material surcharge as a component of pricing steel to pass through the cost increases of scrap steel and other raw materials, as well as natural gas. From time to time, the Company also uses derivative financial instruments to hedge a portion of its exposure to price risk related to natural gas purchases.

Item 8. Financial Statements and Supplementary Data

Consolidated Statements of Income

	Year Ended December 31,
	2011	2010	2009
(Dollars in millions, except per share data)
Net sales	$5,170.2	$4,055.5	$3,141.6
Cost of products sold	3,800.5	3,033.8	2,558.9
Gross Profit	1,369.7	1,021.7	582.7

Selling, administrative and general expenses	626.2	563.8	472.7
Impairment and restructuring charges	14.4	21.7	164.1
Operating Income (Loss)	729.1	436.2	(54.1)

Interest expense	(36.8)	(38.2)	(41.9)
Interest income	5.6	3.7	1.9
Other (expense) income, net	(1.1)	3.8	(0.1)
Income (Loss) From Continuing Operations Before Income Taxes	696.8	405.5	(94.2)
Provision for (benefit from) income taxes	240.2	136.0	(28.2)
Income (Loss) From Continuing Operations	456.6	269.5	(66.0)
Income (loss) from discontinued operations, net of income taxes	-	7.4	(72.6)
Net Income (Loss)	456.6	276.9	(138.6)
Less: Net income (loss) attributable to noncontrolling interest	2.3	2.1	(4.6)
Net Income (Loss) Attributable to The Timken Company	$454.3	$274.8	$(134.0)

Amounts Attributable to The Timken Company's Common Shareholders:
Income (loss) from continuing operations, net of income taxes	$454.3	$267.4	$(61.4)
Income (loss) from discontinued operations, net of income taxes	-	7.4	(72.6)
Net Income (Loss) Attributable to The Timken Company	$454.3	$274.8	$(134.0)

Net Income (Loss) per Common Share Attributable to The Timken Company Common Shareholders
Earnings (loss) per share - Continuing Operations	$4.65	$2.76	$(0.64)
Earnings (loss) per share - Discontinued Operations	-	0.07	(0.75)
Basic earnings (loss) per share	$4.65	$2.83	$(1.39)
Diluted earnings (loss) per share - Continuing Operations	$4.59	$2.73	$(0.64)
Diluted earnings (loss) per share - Discontinued Operations	-	0.08	(0.75)
Diluted earnings (loss) per share	$4.59	$2.81	$(1.39)

Dividends per share	$0.78	$0.53	$0.45

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	December 31,
	2011	2010
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$464.8	$877.1
Restricted cash	3.6	-
Accounts receivable, less allowances: 2011 - $19.0 million; 2010 - $27.6 million	645.5	516.6
Inventories, net	964.4	828.5
Deferred income taxes	113.7	100.4
Deferred charges and prepaid expenses	12.8	11.3
Other current assets	87.5	65.3
Total Current Assets	2,292.3	2,399.2

Property, Plant and Equipment - Net	1,308.9	1,267.7

Other Assets
Goodwill	307.2	224.4
Other intangible assets	261.6	129.2
Deferred income taxes	141.9	121.5
Other non - current assets	40.2	38.4
Total Other Assets	750.9	513.5
Total Assets	$4,352.1	$4,180.4

LIABILITIES AND EQUITY
Current Liabilities
Short - term debt	$22.0	$22.4
Accounts payable, trade	287.3	263.5
Salaries, wages and benefits	259.3	228.8
Income taxes payable	70.2	14.0
Deferred income taxes	3.1	0.7
Other current liabilities	188.4	172.0
Current portion of long - term debt	14.3	9.6
Total Current Liabilities	844.6	711.0

Non—Current Liabilities
Long - term debt	478.8	481.7
Accrued pension cost	491.0	394.5
Accrued postretirement benefits cost	395.9	531.2
Deferred income taxes	7.5	6.0
Other non - current liabilities	91.8	114.2
Total Non - Current Liabilities	1,465.0	1,527.6

Shareholders’ Equity
Class I and II Serial Preferred Stock without par value:
Authorized - 10,000,000 shares each class, none issued	-	-
Common stock without par value:
Authorized - 200,000,000 shares
Issued (including shares in treasury) (2011 - 98,375,135 shares; 2010 - 98,153,317 shares)
Stated capital	53.1	53.1
Other paid - in capital	889.2	881.7
Earnings invested in the business	2,004.7	1,626.4
Accumulated other comprehensive loss	(889.5)	(624.7)
Treasury shares at cost (2011 - 708,327 shares; 2010 - 350,201 shares)	(29.2)	(11.5)
Total Shareholders’ Equity	2,028.3	1,925.0
Noncontrolling interest	14.2	16.8
Total Equity	2,042.5	1,941.8
Total Liabilities and Equity	$4,352.1	$4,180.4

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income (loss) attributable to The Timken Company	$454.3	$274.8	$(134.0)
Net (income) loss from discontinued operations	-	(7.4)	72.6
Net income (loss) attributable to noncontrolling interest	2.3	2.1	(4.6)
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	192.5	189.7	201.5
Impairment charges	3.3	4.7	113.7
Loss on sale of assets	0.6	6.5	6.8
Deferred income tax provision	99.8	58.8	22.8
Stock-based compensation expense	16.9	16.9	14.9
Pension and other postretirement expense	74.9	93.1	96.7
Pension and other postretirement benefit contributions and payments	(456.0)	(337.0)	(113.5)
Changes in operating assets and liabilities:
Accounts receivable	(111.6)	(104.8)	174.5
Inventories	(125.6)	(150.0)	356.1
Accounts payable, trade	14.9	105.4	(84.4)
Other accrued expenses	29.1	68.3	(71.7)
Income taxes	33.9	97.2	(48.6)
Other - net	(17.6)	(13.0)	(2.7)
Net Cash Provided by Operating Activities - Continuing Operations	211.7	305.3	600.1
Net Cash Provided (Used) by Operating Activities - Discontinued Operations	-	7.4	(12.4)
Net Cash Provided by Operating Activities	211.7	312.7	587.7

Investing Activities
Capital expenditures	(205.3)	(115.8)	(114.1)
Acquisitions, net of cash acquired of $0.8 million in 2010	(292.1)	(22.6)	(0.4)
Proceeds from disposals of property, plant and equipment	5.7	1.9	2.6
Divestitures, net of cash divested of $1.2 million in 2009	4.8	-	303.6
Investments in short-term marketable securities, net	(22.7)	(15.0)	-
Other	1.6	(1.4)	4.9
Net Cash (Used) Provided by Investing Activities - Continuing Operations	(508.0)	(152.9)	196.6
Net Cash Used by Investing Activities - Discontinued Operations	-	-	(2.4)
Net Cash (Used) Provided by Investing Activities	(508.0)	(152.9)	194.2

Financing Activities
Cash dividends paid to shareholders	(76.0)	(51.3)	(43.2)
Purchase of treasury shares	(43.8)	(29.2)	-
Net proceeds from common share activity	23.8	50.4	0.9
Proceeds from issuance of long-term debt	9.5	18.2	255.0
Deferred financing costs	(3.0)	-	(10.8)
Payments on long-term debt	(8.9)	(13.7)	(305.7)
Short-term debt activity – net	1.0	(3.8)	(74.2)
Increase in restricted cash	(3.6)	-	-
Other	(5.6)	(3.5)	-
Net Cash Used by Financing Activities	(106.6)	(32.9)	(178.0)
Effect of exchange rate changes on cash	(9.4)	(5.3)	18.2
(Decrease) Increase In Cash and Cash Equivalents	(412.3)	121.6	622.1
Cash and cash equivalents at beginning of year	877.1	755.5	133.4
Cash and Cash Equivalents at End of Year	$464.8	$877.1	$755.5

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Earnings Invested in the Business	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- controlling Interest
(Dollars in millions, except per share data)
Year Ended December 31, 2009
Balance at January 1, 2009	$1,663.0	$53.1	$838.3	$1,580.1	$(819.7)	$(11.6)	$22.8
Net loss	(138.6)			(134.0)			(4.6)
Foreign currency translation adjustments	39.8				39.8
Pension and postretirement liability adjustment (net of income tax of $64.6 million)	62.0				62.1		(0.1)
Change in fair value of derivative financial instruments, net of reclassifications	0.7				0.7
Total comprehensive loss	(36.1)
Change in ownership of noncontrolling interest	1.0						1.0
Dividends declared to noncontrolling interest	(1.1)						(1.1)
Dividends – $0.45 per share	(43.2)			(43.2)
Excess tax benefit from stock compensation	0.1		0.1
Stock-based compensation expense	14.9		14.9
Stock option exercise activity	10.4		0.8			9.6
Restricted shares (issued) surrendered	(11.6)		(10.7)			(0.9)
Shares surrendered for taxes	(1.8)					(1.8)
Balance at December 31, 2009	$1,595.6	$53.1	$843.4	$1,402.9	$(717.1)	$(4.7)	$18.0
Year Ended December 31, 2010
Net income	276.9			274.8			2.1
Foreign currency translation adjustments	(5.2)				(5.2)
Pension and postretirement liability adjustment (net of income tax of $22.1 million)	98.5				98.6		(0.1)
Unrealized loss on marketable securities	(0.2)				(0.2)
Change in fair value of derivative financial instruments, net of reclassifications	(0.8)				(0.8)
Total comprehensive income	369.2
Change in ownership of noncontrolling interest	(3.5)		(1.0)				(2.5)
Dividends declared to noncontrolling interest	(0.7)						(0.7)
Dividends – $0.53 per share	(51.3)			(51.3)
Excess tax benefit from stock compensation	5.8		5.8
Stock-based compensation expense	16.9		16.9
Stock purchased at fair market value	(29.2)					(29.2)
Stock option exercise activity	45.0		14.5			30.5
Restricted shares (issued) surrendered	0.7		2.1			(1.4)
Shares surrendered for taxes	(6.7)					(6.7)
Balance at December 31, 2010	$1,941.8	$53.1	$881.7	$1,626.4	$(624.7)	$(11.5)	$16.8
Year Ended December 31, 2011
Net income	456.6			454.3			2.3
Foreign currency translation adjustments	(48.5)				(48.5)
Pension and postretirement liability adjustment (net of income tax of $130.1 million)	(218.1)				(218.2)		0.1
Unrealized gain on marketable securities	0.7				0.6		0.1
Change in fair value of derivative financial instruments, net of reclassifications	1.3				1.3
Total comprehensive income	192.0
Change in ownership of noncontrolling interest	(0.5)		(0.5)
Dividends declared to noncontrolling interest	(5.1)						(5.1)
Dividends – $.78 per share	(76.0)			(76.0)
Excess tax benefit from stock compensation	9.5		9.5
Stock-based compensation expense	16.9		16.9
Stock purchased at fair market value	(43.8)					(43.8)
Stock option exercise activity	16.6		(17.5)			34.1
Restricted shares (issued) surrendered	(0.3)		(0.9)			0.6
Shares surrendered for taxes	(8.6)					(8.6)
Balance at December 31, 2011	$2,042.5	$53.1	$889.2	$2,004.7	$(889.5)	$(29.2)	$14.2

See accompanying Notes to the Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(Dollars in millions, except per share data)

Note 1 – Significant Accounting Policies

Principles of Consolidation: The consolidated financial statements include the accounts and operations of The Timken Company and its subsidiaries (the Company). All significant intercompany accounts and transactions are eliminated upon consolidation. Investments in affiliated companies are accounted for by the equity method, except for Advanced Green Components (AGC), that qualified as a variable interest entity, in which case the investments are consolidated in accordance with accounting rules relating to the consolidation of variable interest entities. The net assets of AGC at December 31, 2011 were $0.6 million.

Revenue Recognition: The Company recognizes revenue when title passes to the customer. This occurs at the shipping point except for certain exported goods and certain foreign entities, where title passes when the goods reach their destination. Selling prices are fixed based on purchase orders or contractual arrangements. Shipping and handling costs billed to customers are included in net sales and the related costs are included in cost of products sold in the Consolidated Statements of Income.

The Company acquired the assets of Philadelphia Gear Corp. (Philadelphia Gear) in July, 2011. Philadelphia Gear recognizes a portion of their revenues on the percentage-of-completion method. In 2011, the Company recognized approximately $40 million in net sales under the percentage-of-completion method.

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

Inventories: Inventories are valued at the lower of cost or market. The majority of domestic inventories are valued by the last-in, first-out (LIFO) method and the balance of the Company’s inventories are valued by the first-in, first-out (FIFO) method.

Investments: Short-term investments are investments with maturities between four months and one year and are valued at amortized cost, which approximates fair value. The Company held short-term investments as of December 31, 2011 and 2010 with a fair value of $32.0 million and $15.0 million, respectively, and a cost basis of $32.0 million and $15.0 million, respectively, which were included in other current assets on the Consolidated Balance Sheets. In addition, the Company’s business in India held investments in mutual funds of $14.6 million and $6.9 million as of December 31, 2011 and 2010, respectively. These investments were classified as “available-for-sale” securities and were included in other current assets on the Consolidated Balance Sheets. Unrealized gains and losses were included in accumulated other comprehensive loss, net of tax, on the Consolidated Balance Sheets. Realized gains and losses were included in other (expense) income, net in the Consolidated Statements of Income.

Property, Plant and Equipment: Property, plant and equipment—net is valued at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred. The provision for depreciation is computed principally by the straight-line method based upon the estimated useful lives of the assets. The useful lives are approximately 30 years for buildings, five to seven years for computer software and three to 20 years for machinery and equipment.

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

Note 1 – Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets: Intangible assets subject to amortization are amortized on a straight-line method over their legal or estimated useful lives, with useful lives ranging from two years to 20 years. Goodwill and indefinite-lived intangible assets not subject to amortization are tested for impairment at least annually. The Company performs its annual impairment test on the first day of the fourth quarter after the annual forecasting process is completed. Furthermore, goodwill and indefinite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with accounting rules related to goodwill and other intangible assets. Effective October 1, 2011, the Company adopted the provisions of Accounting Standards Update (ASU) No. 2011-08, “Intangibles–Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which allows companies to assess qualitative factors to determine if goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test.

Income Taxes: The Company accounts for income taxes in accordance with Accounting Standards Codification (ASC) No. 740, “Income Taxes.” Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and tax credit carryforwards. The Company recognizes valuation allowances against deferred tax assets by tax jurisdiction when it is more likely than not that such assets will not be realized. Accruals for uncertain tax positions are provided for in accordance with ASC No. 740-10. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.

Foreign Currency Translation: Assets and liabilities of subsidiaries, other than those located in highly inflationary countries, are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected as a separate component of accumulated other comprehensive loss. Gains and losses resulting from foreign currency transactions and the translation of financial statements of subsidiaries in highly inflationary countries are included in the Consolidated Statements of Income. The Company realized foreign currency exchange losses of $1.4 million in 2011 and foreign currency gains of $4.3 million and $8.2 million in 2010 and 2009, respectively.

Pension and Other Postretirement Benefits: The Company recognizes an overfunded status or underfunded status (i.e., the difference between the fair value of plan assets and the benefit obligations) as either an asset or a liability for its defined benefit pension and postretirement benefit plans on the Consolidated Balance Sheet, with a corresponding adjustment to accumulated other comprehensive loss, net of tax. The adjustment to accumulated other comprehensive loss represents the current year net unrecognized actuarial gains and losses and unrecognized prior service costs. These amounts will be recognized in future periods as net periodic benefit cost.

Stock-Based Compensation: The Company recognizes share-based compensation expense based on the grant date fair value of the share-based awards over their required vesting period. Stock options are issued with an exercise price equal to the closing market price of Timken common shares on the date of grant. The fair value of stock options is determined using a Black-Scholes option pricing model, which incorporates assumptions regarding the expected volatility, the expected option life, the risk-free interest rate, and the expected dividend yield. The fair value of restricted stock is based on the closing market price of Timken common stock on the grant date.

Earnings Per Share: Unvested restricted shares of common stock provide for the payment of nonforfeitable dividends. The Company considers these awards as participating securities. Earnings per share are computed using the two class method. Basic earnings per share are computed by dividing net income less undistributed earnings allocated to unvested restricted stock by the weighted average number of common shares outstanding during the year. Diluted earnings per share are computed by dividing net income less undistributed earnings allocated to unvested restricted stock by the weighted average number of common shares outstanding, adjusted for the dilutive impact of outstanding share-based awards.

Derivative Instruments: The Company recognizes all derivatives on the Consolidated Balance Sheets at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through earnings. If the derivative is designated and qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive loss until the hedged item is recognized in earnings. The Company’s holdings of forward foreign currency exchange contracts qualify as derivatives pursuant to the criteria established in derivative accounting guidance, and the Company has designated certain of those derivatives as hedges.

Note 1 – Significant Accounting Policies (continued)

Recent Accounting Pronouncements:

In September 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-08, “Intangibles–Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which includes new accounting guidance for the periodic testing of goodwill for impairment. This guidance allows companies to assess qualitative factors to determine if goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This new guidance is effective for the Company beginning after December 31, 2011, with early adoption permitted. Effective October 1, 2011, the Company adopted this accounting guidance. The adoption of the new accounting guidance related to goodwill impairment testing had no impact on the Company’s results of operations and financial condition.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” which includes new accounting rules related to the presentation of comprehensive income. The new accounting rules require that entities present a statement of other comprehensive income within the consolidated financial statements in one of two manners: a single statement approach or a two-statement approach. The single statement approach consists of a single statement presenting the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income. The two-statement approach allows for the components of net income and total net income to be presented in a financial statement, immediately followed by another financial statement presenting the components of other comprehensive income and a total for comprehensive income. The new accounting rules are effective, on a retrospective basis, for fiscal years beginning after December 15, 2011. The adoption of the new accounting rules related to the presentation of other comprehensive income is not expected to have a material impact on the Company’s results of operations and financial condition, but it will affect how the Company reports other comprehensive income. Management has evaluated the two methods of presentation for comprehensive income and will apply the two-statement approach effective January 1, 2012.

In May 2011, the FASB issued new accounting guidance updating ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” The new accounting rules do not extend the use of fair value accounting; they only provide additional guidance on the application and disclosure of fair value accounting where its use is currently permitted. The new accounting rules also expand the required disclosures about fair value measurement. The provisions for the new accounting rules are effective, on a prospective basis, for interim and fiscal periods beginning after December 15, 2011. The adoption of the new accounting rules for fair value measurements is not expected to have a material impact on the Company’s results of operations and financial condition.

Use of Estimates: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are reviewed and updated regularly to reflect recent experience.

Reclassifications: Certain amounts reported in the 2010 and 2009 Consolidated Financial Statements have been reclassified to conform to the 2011 presentation. Such amounts include reclassifications of segment earnings and the reclassifications of certain accruals between short-term and long-term liabilities.

Note 2 – Acquisitions and Divestitures

Acquisitions

On October 3, 2011, the Company completed the acquisition of Drives LLC (Drives), a leading manufacturer of highly engineered drive-chains, roller-chains and conveyor augers for agricultural and industrial markets, for $93.1 million in cash. Based in Fulton, Illinois and employing approximately 430 people, Drives had trailing 12-month sales of approximately $100 million through September 2011. The results of the operations of Drives were included in the Company’s Consolidated Statements of Income for the period subsequent to the effective date of the acquisition and were reported in the Mobile Industries and Process Industries segments.

On July 1, 2011, the Company completed the acquisition of substantially all assets of Philadelphia Gear, a leading provider of high-performance gear drives and components with a strong focus on value-added aftermarket capabilities in the industrial and military marine sectors, for $199.0 million in cash. Based in King of Prussia, Pennsylvania and employing approximately 220 people, Philadelphia Gear had trailing 12-month sales through June 2011 of approximately $100 million. The results of the operations of Philadelphia Gear were included in the Company’s Consolidated Statements of Income for the period subsequent to the effective date of the acquisition and were reported in the Process Industries segment.

Note 2 – Acquisitions and Divestitures (continued)

On December 31, 2010, the Company purchased substantially all the assets of City Scrap and Salvage Co. in Akron, Ohio (City Scrap) for $6.5 million in cash. City Scrap, which employs 30 people, had a long-standing relationship with the Company, supplying the Company for more than 15 years as a local source of the ferrous scrap needed for its steelmaking operations. The City Scrap acquisition has streamlined the supply of scrap to Timken’s steel operations, improving efficiency and increasing supply chain reliability. City Scrap had revenues of approximately $17 million in 2010. The results of City Scrap were included in the Company’s Consolidated Statements of Income effective January 1, 2011 and were reported in the Steel segment.

On September 21, 2010, the Company completed the acquisition of Q.M. Bearings and Power Transmission, Inc. (QM Bearings), based in Ferndale, Washington, for $16.9 million in cash, including cash acquired of $0.8 million. QM Bearings also has manufacturing facilities in Prince George, British Columbia, Canada and Wuxi, China. QM Bearings manufactures spherical roller-bearing steel-housed units and elastomeric and steel couplings used in demanding processes such as sawmill, logging and cement operations. QM Bearings had sales of approximately $14 million in the twelve months prior to the acquisition. QM Bearings has approximately 100 employees in the United States, Canada and China. The results of the operations of QM Bearings were included in the Company’s Consolidated Statements of Income for the periods subsequent to the effective date of the acquisition and were reported in the Process Industries segment.

Pro forma results of these operations have not been presented because the effects of the acquisitions were not significant to the Company’s income from continuing operations or total assets in 2011, 2010 or 2009. The initial purchase price allocations, net of cash acquired, and any subsequent purchase price adjustments for acquisitions in 2011, 2010 and 2009 are presented below:

	2011	2010	2009
Assets:
Accounts receivable, net	$25.6	$2.6	$-
Inventories, net	23.6	6.1	-
Deferred charges and prepaid expenses	0.9	-	-
Other current assets	0.1	8.5	-
Property, plant and equipment—net	32.1	3.4	-
Goodwill	83.3	4.3	0.4
Other intangible assets	146.9	6.9	-
Other non-current assets	0.6	-	-
Total assets acquired	$313.1	$31.8	$0.4
Liabilities:
Accounts payable, trade	$10.7	$8.7	$-
Salaries, wages and benefits	5.1	0.5	-
Other current liabilities	5.2	-	-
Total liabilities assumed	$21.0	$9.2	$-
Net assets acquired	$292.1	$22.6	$0.4

Note 2 – Acquisitions and Divestitures (continued)

The following table summarizes the preliminary purchase price allocation for identifiable intangible assets acquired in 2011:

		Weighted- Average Life
Trade name (Not subject to amortization)	$4.1	Indefinite
Developed Technology	5.4	7 years
Trade name	12.0	15 years
Know how	15.0	20 years
All customer relationships	108.4	17 years
Non-compete agreements	2.0	5 years
Total intangible assets allocated	$146.9

The Company is in the process of obtaining a third-party valuation of certain tangible and intangible assets of Drives and Philadelphia Gear and, therefore, the values attributed to those acquired assets in the Consolidated Financial Statements are subject to adjustment.

Divestiture

On December 31, 2009, the Company completed the sale of substantially all the assets of its Needle Roller Bearings (NRB) operations to JTEKT Corporation (JTEKT). The Company received approximately $304 million in cash proceeds for these operations and retained certain receivables of approximately $26 million. The NRB operations primarily served the automotive original-equipment market sector and manufactured highly-engineered needle roller bearings, including an extensive range of radial and thrust needle roller bearings as well as bearing assemblies and loose needles for automotive and industrial applications. The NRB operations included facilities in the United States, Canada, Europe and China. The NRB operations had 2009 sales of approximately $407 million which were previously included in the Company’s Mobile Industries, Process Industries and Aerospace and Defense reportable segments. The Mobile Industries segment accounted for approximately 80% of the 2009 sales of the NRB operations. The results of operations were reclassified as discontinued operations during the third quarter of 2009, as the NRB operations met all the criteria for discontinued operations, including assets held for sale. Results for 2009 have been reclassified to conform to the presentation under discontinued operations.

During the third quarter of 2009, the net assets associated with the then pending sale of the NRB operations were reclassified to assets held for sale and adjusted for impairment and written-down to their fair value of $301 million. The Company based its fair value on the expected proceeds from the sale to JTEKT. At September 30, 2009, the carrying value of the net assets of the NRB operations exceeded the expected proceeds to be realized upon completion of the sale by $33.7 million. The Company subsequently recognized an after-tax loss of $12.7 million on the sale of the NRB operations during the fourth quarter of 2009. The after-tax loss on the sale exceeded the initial estimate primarily due to revisions to estimated working capital adjustments. In 2010, the Company recognized an after-tax gain of $7.4 million primarily due to final working capital adjustments.

Note 2 – Acquisitions and Divestitures (continued)

The following results of operations for this business have been treated as discontinued operations for the years ending December 31, 2010 and 2009. This divestiture had no impact on the year ending December 31, 2011.

	2010	2009
Net sales	$-	$406.7
Cost of goods sold	-	376.3
Gross profit	-	30.4
Selling, administrative and general expenses	-	59.3
Impairment and restructuring charges	-	52.6
Interest expense, net	-	0.2
Other expense, net	-	1.7
Earnings (loss) before income taxes on operations	-	(83.4)
Income tax benefit (expense) on operations	-	23.5
Gain (loss) on divestiture	11.6	(19.9)
Income tax (expense) benefit on disposal	(4.2)	7.2
Income (loss) from discontinued operations	$7.4	$(72.6)

In 2009, approximately $11.6 million of accumulated foreign currency translation adjustments were recognized as part of the loss on divestiture of the NRB operations.

Note 3 – Earnings Per Share

The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the years ended December 31:

	2011	2010	2009
Numerator:
Income (loss) from continuing operations attributable to The Timken Company	$454.3	$267.4	$(61.4)
Less: undistributed earnings allocated to nonvested stock	(1.6)	(1.2)	-
Income (loss) from continuing operations available to common shareholders for basic earnings per share and diluted earnings per share	$452.7	$266.2	$(61.4)
Denominator:
Weighted average number of shares outstanding - basic	97,451,064	96,535,273	96,135,783
Effect of dilutive options and awards	1,204,449	980,929	-
Weighted average number of shares outstanding, assuming dilution of stock options and awards	98,655,513	97,516,202	96,135,783
Basic earnings (loss) per share from continuing operations	$4.65	$2.76	$(0.64)
Diluted earnings (loss) per share from continuing operations	$4.59	$2.73	$(0.64)

The exercise prices for certain stock options that the Company has awarded exceed the average market price of the Company’s common stock. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. The antidilutive stock options outstanding were 436,850, 980,477 and 4,128,421 during 2011, 2010 and 2009, respectively.

Note 4 – Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consisted of the following for the years ended December 31:

	2011	2010
Foreign currency translation adjustments	$38.5	$87.0
Pension and postretirement benefits adjustments, net of tax	(928.3)	(710.1)
Unrealized gain on marketable securities, net of tax	0.6	-
Adjustments to fair value of open foreign currency cash flow hedges, net of tax	(0.3)	(1.6)
Accumulated other comprehensive loss	$(889.5)	$(624.7)

Note 5 – Inventories

Inventories valued on the LIFO cost method were 55% and the remaining 45% were valued by the FIFO method. If all inventories had been valued at FIFO, inventories would have been $287.7 million and $264.6 million greater at December 31, 2011 and 2010, respectively. The components of inventories at December 31, 2011 and 2010 were as follows:

	2011	2010
Inventories, net:
Manufacturing supplies	$65.7	$57.9
Work in process and raw materials	429.9	371.9
Finished products	468.8	398.7
Total Inventories, net	$964.4	$828.5

The Company recognized an increase in its LIFO reserve of $23.1 million during 2011 compared to an increase in its LIFO reserve of $26.9 million during 2010. The increase in the LIFO reserve recognized during 2011 was due to higher costs and quantities of inventory on hand.

Note 6 – Property, Plant and Equipment

The components of property, plant and equipment, net at December 31, 2011 and 2010 were as follows:

	2011	2010
Property, Plant and Equipment:
Land and buildings	$637.3	$623.2
Machinery and equipment	2,952.1	2,830.8
Subtotal	3,589.4	3,454.0
Less allowances for depreciation	(2,280.5)	(2,186.3)
Property, Plant and Equipment, net	$1,308.9	$1,267.7

Total depreciation expense was $178.5 million, $179.6 million and $188.7 million in 2011, 2010 and 2009, respectively. At December 31, 2011 and 2010, property, plant and equipment – net included $90.5 million and $99.7 million, respectively, of capitalized software. Depreciation expense for capitalized software was $21.7 million, $18.0 million and $17.8 million in 2011, 2010 and 2009, respectively.

Note 6 – Property, Plant and Equipment (continued)

In November 2010, the Company entered into an agreement to sell the real estate related to its former manufacturing facility in Sao Paulo, Brazil. The carrying value of the real estate was $4.0 million at December 31, 2011. The transfer of the property is expected to be completed in 2012 after the Company has completed soil remediation of the site and the groundwater remediation plan has been approved by the Brazil environmental authorities. Based on the terms of the agreement, the Company expects to receive approximately $33.7 million, including interest, over an 18-month period, once title transfers, subject to fluctuations in foreign currency exchange rates.

Note 7 – Goodwill and Other Intangible Assets

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

The Company reviews goodwill for impairment at the reporting unit level. The Company’s reporting units are the same as its reportable segments: Mobile Industries, Process Industries, Aerospace and Defense and Steel. The Company prepares its goodwill impairment analysis by comparing the estimated fair value of each reporting unit, using an income approach (a discounted cash flow model), as well as a market approach, with its carrying value.

During 2011, the Company adopted the provisions of ASU No. 2011-8, “Intangibles–Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which allows companies to assess qualitative factors to determine if goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test. Based on a review of various qualitative factors, management concluded that the goodwill for the Process Industries and Steel segments was not impaired and that two-step approach was not required to be performed for these reporting units. Based on a review of various qualitative factors, management concluded that the goodwill for the Aerospace and Defense segment would be tested under the two-step approach.

In 2011, 2010 and 2009, no goodwill impairment loss was recorded.

Changes in the carrying value of goodwill were as follows:

Year ended December 31, 2011:

	Process Industries	Aerospace and Defense	Steel	Total
Beginning Balance	$50.0	$162.3	$12.1	$224.4
Acquisitions	83.3	-	-	$83.3
Other	(0.8)	(0.2)	0.5	$(0.5)
Ending Balance	$132.5	$162.1	$12.6	$307.2

The change related to acquisitions in 2011 reflects the purchase price allocation of $52.0 million for the Philadelphia Gear acquisition completed on July 1, 2011 and $31.3 million for the Drives acquisition completed on October 3, 2011. All of the goodwill acquired in 2011 is tax-deductible and will be amortized over 15 years for tax purposes. “Other” primarily includes foreign currency translation adjustments for 2011.

Note 7 – Goodwill and Other Intangible Assets (continued)

Year ended December 31, 2010:

	Process Industries	Aerospace and Defense	Steel	Total
Beginning Balance	$49.5	$162.6	$9.6	$221.7
Acquisitions	1.8	-	2.5	$4.3
Other	(1.3)	(0.3)	-	$(1.6)
Ending Balance	$50.0	$162.3	$12.1	$224.4

The change related to acquisitions in 2010 reflects the purchase price allocation for the QM Bearing acquisition completed on September 21, 2010 and the City Scrap acquisition completed on December 31, 2010. “Other” primarily includes foreign currency translation adjustments for 2010.

The following table displays intangible assets as of December 31:

	2011			2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets subject to amortization:
Customer relationships	$189.9	$26.3	$163.6	$82.0	$18.6	$63.4
Engineering drawings	-	-	-	2.0	2.0	-
Know-how	17.0	1.5	15.5	2.1	1.0	1.1
Industrial license agreements	0.2	0.1	0.1	0.4	0.1	0.3
Land-use rights	8.6	3.8	4.8	8.2	3.3	4.9
Patents	2.5	1.7	0.8	4.4	3.3	1.1
Technology use	44.3	8.7	35.6	39.0	6.3	32.7
Trademarks	14.5	2.3	12.2	6.0	5.0	1.0
PMA licenses	8.8	3.1	5.7	8.8	2.7	6.1
Non-compete agreements	4.7	2.5	2.2	2.7	1.9	0.8
Unpatented technology	7.2	6.4	0.8	7.6	6.0	1.6
	$297.7	$56.4	$241.3	$163.2	$50.2	$113.0
Intangible assets not subject to amortization:
Tradename	$6.1	$-	$6.1	$2.0	$-	$2.0
FAA air agency certificates	14.2	-	14.2	14.2	-	14.2
	$20.3		$20.3	$16.2		$16.2
Total intangible assets	$318.0	$56.4	$261.6	$179.4	$50.2	$129.2

Intangible assets subject to amortization are amortized on a straight-line method over their legal or estimated useful lives, with useful lives ranging from two years to 20 years. Intangible assets acquired were $111.4 million for the Philadelphia Gear acquisition and $35.5 million for the Drives acquisition. Intangible assets subject to amortization acquired in 2011 were assigned useful lives of five to 20 years and had a weighted average amortization period of 16.7 years.

Amortization expense for intangible assets was $14.0 million, $9.4 million and $12.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. Amortization expense for intangible assets is estimated to be approximately $18.9 million in 2012; $17.5 million in 2013; $17.3 million in 2014; $17.2 million in 2015 and $16.8 million in 2016.

Note 8 – Financing Arrangements

Short-term debt for the years ended December 31 was as follows:

	2011	2010
Variable-rate lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 2.24% to 11.0% and 2.4% to 5.10% at December 31, 2011 and 2010, respectively	$22.0	$22.4
Short-term debt	$22.0	$22.4

The lines of credit for certain of the Company’s foreign subsidiaries provide for borrowings up to $242.4 million. Most of these lines of credit are uncommitted. At December 31, 2011, the Company’s foreign subsidiaries had borrowings outstanding of $22.0 million and guarantees of $8.3 million, which reduced the availability under these facilities to $212.1 million.

The weighted average interest rate on short-term debt during the year was 4.1% in 2011, 4.3% in 2010 and 3.7% in 2009. The weighted average interest rate on short-term debt outstanding at December 31, 2011 and 2010 was 3.6% and 3.6%, respectively.

The Company has a $150 million Accounts Receivable Securitization Financing Agreement (Asset Securitization Agreement), which matures November 10, 2012. Under the terms of the Asset Securitization Agreement, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary that in turn uses the trade receivables to secure borrowings which are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the agreement are limited to certain borrowing base calculations. Any amounts outstanding under this Asset Securitization Agreement would be reported in the short-term debt on the Company’s Consolidated Balance Sheets. As of December 31, 2011 and 2010, there were no outstanding borrowings under the Asset Securitization Agreement. The cost of this facility, which is the commercial paper rate plus program fees, is considered a financing cost and is included in interest expense in the Consolidated Statements of Income. The yield rate was 1.25%, 1.34% and 1.53%, at December 31, 2011, 2010 and 2009, respectively.

Long-term debt for the years ended December 31 was as follows:

	2011	2010
Fixed-rate Medium-Term Notes, Series A, due at various dates through May 2028, with interest rates ranging from 6.74% to 7.68%	$175.0	$175.0
Fixed-rate Senior Unsecured Notes, due September 15, 2014, with an interest rate of 6.0%	249.8	249.7
Variable-rate State of Ohio Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.12% at December 31, 2011)	12.2	12.2
Variable-rate State of Ohio Air Quality Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.32% at December 31, 2011)	9.5	9.5
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (0.32% at December 31, 2011)	17.0	17.0
Variable-rate credit facility with US Bank for Advanced Green Components, LLC, maturing on May 23, 2012 (1.371% at December 31, 2011)	5.1	8.3
Other	24.5	19.6
	493.1	491.3
Less current maturities	14.3	9.6
Long-term debt	$478.8	$481.7

Note 8 – Financing Arrangements (continued)

On May 11, 2011, the Company entered into a $500 million Amended and Restated Credit Agreement (Senior Credit Facility). This Senior Credit Facility amended and restated the former senior credit facility, which was due to expire on July 10, 2012. The Senior Credit Facility now matures on May 11, 2016. At December 31, 2011, the Company had no outstanding borrowings under the Senior Credit Facility but had letters of credit outstanding totaling $17.2 million, which reduced the availability under the Senior Credit Facility to $482.8 million. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At December 31, 2011, the Company was in full compliance with the covenants under the Senior Credit Facility.

In 2011, the Company was notified that its variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033, had lost their tax-exempt status and would now be taxable to its bondholders. As part of the negotiation with the Internal Revenue Service (IRS), the Company will redeem half of the $17 million balance during the first quarter of 2012. The remaining balance matures on June 1, 2033.

AGC is a joint venture of the Company. As of December 31, 2011, the Company had restricted cash of $3.6 million in a collateral account to secure up to $3.6 million of the indebtedness between AGC and US Bank in the event AGC defaults on its credit facility with US Bank. The $3.6 million collateral account is classified as restricted cash on the Consolidated Balance Sheet as of December 31, 2011.

Certain of the Company’s foreign subsidiaries have facilities that also provide for long-term borrowings up to $23.8 million. At December 31, 2011, the Company had borrowings outstanding of $23.8 million, leaving no availability under these long-term facilities.

The maturities of long-term debt for the five years subsequent to December 31, 2011 are as follows: 2012 – $14.3 million; 2013 – $0.9 million; 2014 – $272.7 million; 2015 – zero; and 2016 – $15.0.

Interest paid was approximately $35 million in 2011, $36 million in 2010 and $39 million in 2009. This differs from interest expense due to the timing of payments and interest capitalized of approximately $1.2 million in 2011, $0.7 million in 2010 and $1.8 million in 2009.

The Company and its subsidiaries lease a variety of real property and equipment. Rent expense under operating leases amounted to $44.5 million, $38.1 million and $43.5 million in 2011, 2010 and 2009, respectively. At December 31, 2011, future minimum lease payments for noncancelable operating leases totaled $147.7 million and are payable as follows: 2012–$37.8 million; 2013–$31.7 million; 2014–$25.5 million; 2015–$21.0 million; 2016-$14.0 million and $17.7 million thereafter.

Note 9 – Contingencies

The Company and certain of its subsidiaries have been designated as potentially responsible parties by the U.S. Environmental Protection Agency for site investigation and remediation under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund) with respect to certain sites. The claims for remediation have been asserted against numerous other entities, which are believed to be financially solvent and are expected to fulfill their proportionate share of the obligation. The Company had an accrual of $16.3 million and $14.2 million for environmental matters that are probable and reasonably estimable, as of December 31, 2011 and 2010, respectively. This accrual is recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties. Approximately $14.8 million of the 2011 accrual is included in the rollforward of the restructuring accrual as of December 31, 2011 discussed in Note 10 – Impairment and Restructuring Charges.

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

The following is a rollforward of the warranty reserves for 2011 and 2010:

	2011	2010
Beginning balance, January 1	$8.0	$5.4
Expense	9.0	6.0
Payments	(5.3)	(3.4)
Ending balance, December 31	$11.7	$8.0

The product warranty accrual for 2011 and 2010 was included in other current liabilities on the Consolidated Balance Sheets.

Note 10 – Impairment and Restructuring Charges

Impairment and restructuring charges by segment were as follows:

Year ended December 31, 2011:

	Mobile Industries	Process Industries	Aerospace & Defense	Steel	Corporate	Total
Impairment charges	$0.2	$0.3	$-	$-	$-	$0.5
Severance expense and related benefit costs	0.2	(0.1)	-	-	-	0.1
Exit costs	13.0	0.3	0.5	-	-	13.8
Total	$13.4	$0.5	$0.5	$-	$-	$14.4

Year ended December 31, 2010:

	Mobile Industries	Process Industries	Aerospace & Defense	Steel	Corporate	Total
Impairment charges	$2.1	$0.6	$2.0	$-	$-	$4.7
Severance expense and related benefit costs	2.6	1.3	2.0	(0.1)	0.6	6.4
Exit costs	8.7	1.3	0.6	-	-	10.6
Total	$13.4	$3.2	$4.6	$(0.1)	$0.6	$21.7

Year ended December 31, 2009:

	Mobile Industries	Process Industries	Aerospace & Defense	Steel	Corporate	Total
Impairment charges	$75.2	$30.4	$2.0	$-	$-	$107.6
Severance expense and related benefit costs	31.1	13.3	3.0	3.3	2.1	52.8
Exit costs	2.1	1.6	-	-	-	3.7
Total	$108.4	$45.3	$5.0	$3.3	$2.1	$164.1

The following discussion explains the major impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above.

Workforce Reductions

In 2009, the Company began the realignment of its organization to improve efficiency and reduce costs as a result of the economic downturn that began during the latter part of 2008. The initiative was completed in 2010 and included both selling and administrative cost reductions, as well as manufacturing workforce reductions. During 2010, the Company recognized $5.6 million of severance and related benefit costs to eliminate approximately 200 employees. Of the $5.6 million charge for 2010, $2.0 million related to the Aerospace and Defense segment, $1.6 million related to the Process Industries segment, $1.4 million related to the Mobile Industries segment and $0.6 million related to Corporate positions. During 2009, the Company recognized $42.9 million of severance and related benefit costs, to eliminate approximately 3,280 manufacturing employees. Of the $42.9 million charge, $26.0 million related to the Mobile Industries segment, $8.5 million related to the Process Industries segment, $3.3 million related to the Steel segment, $3.1 million related to the Aerospace and Defense segment and $2.0 million related to Corporate positions.

Torrington Campus

On July 20, 2009, the Company completed the sale of the remaining portion of its Torrington, Connecticut office complex. In anticipation of recording a loss upon completion of the sale of the office complex, the Company recorded an impairment charge of $6.4 million during the second quarter of 2009.

Note 10 – Impairment and Restructuring Charges (continued)

Mobile Industries

In March 2007, the Company announced the closure of its manufacturing facility in Sao Paulo, Brazil. The Company completed the closure of this manufacturing facility on March 31, 2010. Pretax costs associated with the closure could be as high as approximately $60 million, which includes restructuring costs and rationalization costs recorded in cost of products sold and selling, general and administrative expenses. Mobile Industries has incurred cumulative pretax expenses of approximately $47.7 million as of December 31, 2011 related to this closure. In 2011, 2010 and 2009, the Company recorded $12.5 million, $4.4 million and $1.7 million, respectively, of exit costs associated with the closure of this facility. The exit costs for 2011 and 2010 primarily related to environmental remediation costs, as well as workers’ compensation claims for former employees in 2011. The Company accrues environmental remediation costs and workers’ compensation claims when they are probable and estimable. In 2010 and 2009, the Company recorded $1.3 million and $5.2 million, respectively, of severance and related benefit costs. The Company also recorded impairment charges of $1.1 million associated with this closure in 2010. The impairment charges were recorded as a result of the carrying value of certain machinery and equipment exceeding their fair value.

In 2009, the Company recorded impairment charges of $71.7 million for certain fixed assets in the United States, Canada, France and China related to several automotive product lines. The Company reviewed these assets for impairment during the fourth quarter due to declining sales at that time and as a result of the Company’s initiative to exit programs where adequate returns could not be obtained through pricing initiatives. Circumstances related to future revenue streams for customers coming out of bankruptcy and the results of its pricing initiatives did not become fully evident until the fourth quarter of 2009. Incorporating this information into its annual long-term forecasting process, the Company determined the undiscounted projected future cash flows for these product lines could not support the carrying value of these asset groups. The Company then arrived at fair value by either valuing the assets in use where the assets were still producing product or in exchange where the assets had been idled.

In addition to the above charges, the Company recorded $3.1 million of environmental exit costs in 2010 at the site of its former plant in Columbus, Ohio.

Process Industries

In 2009, the Company recorded impairment charges of $27.7 million, exit costs of $1.6 million and severance and related benefits of $0.6 million related to the rationalization of its three bearing plants in Canton, Ohio. In 2009, the Company closed two of the three bearing plants. The significant impairment charge was recorded during the second quarter of 2009 as a result of the rapid deterioration of the market sectors served by one of the rationalized plants resulting in the carrying value of the fixed assets for this plant exceeding their projected undiscounted future cash flows. The fair value was determined based on market comparisons to similar assets. In 2010, the Company recorded $1.0 million of exit costs primarily due to demolition costs.

In October 2009, the Company announced the consolidation of its distribution centers in Bucyrus, Ohio and Spartanburg, South Carolina into a leased facility near the existing Spartanburg location. The closure was completed in June 2011. During 2009, the Company recorded $4.5 million of severance and related benefit costs related to this closure.

Aerospace and Defense

In 2010, the Company recorded fixed asset impairment charges of $2.0 million at its location in Mesa, Arizona. The impairment charges were recorded as a result of the carrying value of certain machinery and equipment exceeding their expected future cash flows.

Note 10 – Impairment and Restructuring Charges (continued)

The following is a rollforward of the consolidated restructuring accrual for the years ended December 31:

	2011	2010
Beginning balance, January 1	$22.1	$34.0
Expense	13.9	17.0
Payments	(14.2)	(28.9)
Ending balance, December 31	$21.8	$22.1

The restructuring accrual at December 31, 2011 and 2010 was included in other current liabilities on the Consolidated Balance Sheets. The accrual at December 31, 2011 included $2.8 million of severance and related benefits, which are expected to be paid by June 2012. The remainder of the restructuring accrual at December 31, 2011 primarily represented environmental exit costs, which are principally related to Sao Paulo, Brazil. As of December 31, 2011, the Company has $14.8 million reserved for environmental matters, of which $10.5 million relates to Sao Paulo, Brazil. The Company adjusts environmental remediation accruals based on the best available estimate of costs to be incurred, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties. The Company’s estimated total liability for this site ranges from a minimum of $10.5 million to a maximum of $16.1 million. It is possible that the estimate may change in the near term.

Note 11 – Stock Compensation Plans

Under the Company’s long-term incentive plan, shares of the Company’s common stock have been made available to grant, at the discretion of the Compensation Committee of the Board of Directors, to officers and key employees in the form of stock option awards. Stock option awards typically have a ten-year term and generally vest in 25% increments annually beginning on the first anniversary of the date of grant. In addition to stock option awards, the Company has granted restricted shares under the long-term incentive plan. Restricted shares typically vest in 25% increments annually beginning on the first year anniversary of the date of grant and are expensed over the vesting period.

During 2011, 2010 and 2009, the Company recognized stock-based compensation expense of $9.4 million ($5.9 million after tax or $0.06 per diluted share), $8.8 million ($5.6 million after tax or $0.06 per diluted share) and $7.0 million ($4.5 million after tax or $0.05 per diluted share), respectively, for stock option awards.

The fair value of stock option awards granted during 2011, 2010 and 2009 was estimated at the date of grant using a Black-Scholes option-pricing method with the following assumptions:

	2011	2010	2009
Weighted average fair value per option	$19.93	$9.04	$4.44
Risk-free interest rate	2.76%	2.65%	2.04%
Dividend yield	2.00%	1.81%	2.65%
Expected stock volatility	0.481	0.470	0.430
Expected life - years	6	6	6

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

Note 11 – Stock Compensation Plans (continued)

A summary of option activity for the year ended December 31, 2011 is presented below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding - beginning of year	4,384,171	$23.80
Granted	713,500	49.91
Exercised	(937,347)	23.48
Canceled or expired	(70,274)	28.33
Outstanding - end of year	4,090,050	$28.35	7 years	$50.2
Options expected to vest	3,991,457	$28.33	7 years	$48.9
Options exercisable	1,806,166	$26.63	5 years	$21.8

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $26.0 million, $25.7 million and $0.3 million, respectively. Net cash proceeds from the exercise of stock options were $16.6 million, $44.6 million and $0.8 million, respectively. Income tax benefits were $7.2 million, $5.8 million and $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

A summary of restricted share activity for the year ended December 31, 2011 is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding - beginning of year	698,352	$22.99
Granted	246,890	50.30
Vested	(302,924)	27.53
Canceled or expired	(18,676)	28.89
Outstanding - end of year	623,642	$31.41

As of December 31, 2011, a total of 623,642 restricted shares have been awarded and are not vested. The Company distributed 302,924, 372,942 and 388,076 shares in 2011, 2010 and 2009, respectively, due to the vesting of these awards. The shares awarded in 2011, 2010 and 2009 totaled 246,890, 400,980 and 372,398, respectively. The Company recognized compensation expense of $7.5 million, $8.0 million and $7.9 million, for the years ended December 31, 2011, 2010 and 2009, respectively, relating to restricted shares.

As of December 31, 2011, the Company had unrecognized compensation expense of $29.3 million related to stock option awards and restricted shares. The unrecognized compensation expense is expected to be recognized over a total weighted average period of two years. The number of shares available for future grants for all plans at December 31, 2011 was 8,883,773.

The Company offers to certain employees a performance unit component under its long-term incentive plan in which awards are earned based on Company performance measured by two metrics over a three-year performance period. The Compensation Committee of the Board of Directors can elect to make payments that become due in the form of cash or the Company’s common stock. A total of 34,756, 69,440 and 47,083 performance units were granted in 2011, 2010 and 2009, respectively. Performance units granted, if fully earned, would represent 811,578 shares of the Company’s common stock at December 31, 2011. Since the inception of the plan, 159,641 performance units were canceled. Each performance unit has a cash value of $100.

Note 12 – Retirement Benefit Plans

The Company and its subsidiaries sponsor a number of defined benefit pension plans, which cover eligible employees, including certain employees in foreign countries. These plans are generally noncontributory. Pension benefits earned are generally based on years of service and compensation during active employment. The cash contributions for the Company’s defined benefit pension plans were $291.1 million and $230.0 million in 2011 and 2010, respectively.

The following tables summarize the net periodic benefit cost information and the related assumptions used to measure the net period benefit cost for the years ended December 31:

	$0.00000000.0	$0.00000000.0	$0.00000000.0
	Defined Benefit Pension Plans
	2011	2010	2009
Components of net periodic benefit cost
Service cost	$32.2	$32.7	$39.7
Interest cost	158.6	157.9	158.9
Expected return on plan assets	(214.9)	(199.5)	(192.9)
Amortization of prior service cost	9.4	9.5	11.3
Amortization of net actuarial loss	56.0	51.9	35.8
Pension curtailments and settlements	-	0.4	3.0
Amortization of transition asset	-	-	(0.1)
Net periodic benefit cost	$41.3	$52.9	$55.7

	$0.00000000.0	$0.00000000.0	$0.00000000.0
Assumptions
U.S. Plans:
Discount rate	5.75%	6.00%	6.30%
Future compensation assumption	2% to 3%	2% to 3%	1.5% to 3%
Expected long-term return on plan assets	8.50%	8.75%	8.75%
International Plans:
Discount rate	4.75% to 9.0%	5.25% to 8.5%	5.75% to 9%
Future compensation assumption	2.5% to 8.84%	2.66% to 6.12%	2.75% to 6.31%
Expected long-term return on plan assets	3.5% to 9.0%	4.25% to 9.5%	4.5% to 9.2%

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

Effective December 31, 2009, the Company sold its NRB operations. As part of the sale, JTEKT assumed responsibility for the pension obligations with respect to current employees, as well as certain retired employees of the NRB operations. The net periodic benefit cost related to these obligations included $2.6 million in 2009 related to the NRB operations and has been classified as discontinued operations. In addition, the Company recognized a total settlement of $17.6 million in 2009 as a result of JTEKT assuming responsibility for certain pension obligations.

For expense purposes in 2011, the Company applied a discount rate of 5.75% to its U.S. defined benefit pension plans. For expense purposes in 2012, the Company will apply a discount rate of 5.00% to its U.S. defined benefit pension plans. A 0.25 percentage point reduction in the discount rate would increase pension expense by approximately $5.0 million for 2012.

For expense purposes in 2011, the Company applied an expected rate of return of 8.50% for the Company’s U.S. pension plan assets. For expense purposes in 2012, the Company will apply an expected rate of return on plan assets of 8.25%. A 0.25 percentage point reduction in the expected rate of return would increase pension expense by approximately $6.0 million for 2012.

Note 12 – Retirement Benefit Plans (continued)

The following tables set forth the change in benefit obligation, change in plan assets, funded status and amounts recognized on the Consolidated Balance Sheet of the defined benefit pension as of December 31, 2011 and 2010:

	Defined Benefit Pension Plans
	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$2,816.3	$2,767.6
Service cost	32.2	32.7
Interest cost	158.6	157.9
Amendments	12.4	1.0
Actuarial losses	304.2	60.5
Employee contributions	0.2	0.2
International plan exchange rate change	(6.1)	(11.4)
Divestitures	-	(5.5)
Benefits paid	(193.2)	(186.7)
Benefit obligation at end of year	$3,124.6	$2,816.3

Change in plan assets
Fair value of plan assets at beginning of year	$2,423.0	$2,079.8
Actual return on plan assets	114.5	311.4
Employee contributions	0.2	0.2
Company contributions / payments	291.1	230.0
International plan exchange rate change	(3.7)	(5.7)
Divesitures	-	(6.0)
Benefits paid	(193.2)	(186.7)
Fair value of plan assets at end of year	$2,631.9	$2,423.0
Funded status at end of year	$(492.7)	$(393.3)

Amounts recognized on the Consolidated Balance Sheets
Non-current assets	$4.4	$6.9
Current liabilities	(6.1)	(5.7)
Non-current liabilities	(491.0)	(394.5)
	$(492.7)	$(393.3)

Note 12 – Retirement Benefit Plans (continued)

	Defined Benefit Pension Plans
	2011	2010
Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$1,312.8	$966.8
Net prior service cost	35.4	32.3
Accumulated other comprehensive loss	$1,348.2	$999.1

Changes in plan assets and benefit obligations recognized in accumulated other comprehensive income (AOCI)
AOCI at beginning of year	$999.1	$1,113.7
Net actuarial loss (gain)	404.6	(51.1)
Prior service cost	12.4	0.6
Recognized net actuarial loss	(56.0)	(51.9)
Recognized prior service cost	(9.4)	(9.5)
Foreign currency impact	(2.5)	(2.7)
Total recognized in accumulated other comprehensive income at December 31	$1,348.2	$999.1

The presentation in the above tables for amounts recognized in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets is before the effect of income taxes.

The following table summarizes assumptions used to measure the benefit obligation for the defined benefit pension plans at December 31:

	Defined Benefit Pension Plans
	2011	2010
Assumptions
U.S. Plans:
Discount rate	5.00%	5.75%
Future compensation assumption	2% to 3%	2% to 3%
International Plans:
Discount rate	4.75% to 9.5%	4.75% to 9%
Future compensation assumption	2.5% to 8.0%	2.5% to 8.84%

Defined benefit pension plans in the United States represent 87% of the benefit obligation and 88% of the fair value of plan assets as of December 31, 2011.

Certain of the Company’s defined benefit pension plans were overfunded as of December 31, 2011. As a result, $4.4 million and $6.9 million at December 31, 2011 and 2010, respectively, are included in other non-current assets on the Consolidated Balance Sheets. The current portion of accrued pension cost, which is included in salaries, wages and benefits on the Consolidated Balance Sheets, was $6.1 million and $5.7 million at December 31, 2011 and 2010, respectively. In 2011, the current portion of accrued pension cost relates to unfunded plans and represents the actuarial present value of expected payments related to the plans to be made over the next 12 months.

Note 12 – Retirement Benefit Plans (continued)

The accumulated benefit obligations at December 31, 2011 exceeded the market value of plan assets for the majority of the Company’s pension plans. For these plans, the projected benefit obligation was $3.1 billion, the accumulated benefit obligation was $3.0 billion and the fair value of plan assets was $2.6 billion at December 31, 2011.

The pension accumulated benefit obligation was $3.0 billion and $2.8 billion at December 31, 2011 and 2010, respectively.

In an environment of economic concerns and volatility in the global capital markets in 2011, investment performance increased the value of the Company’s pension assets by 4.8%.

As of December 31, 2011 and 2010, the Company’s defined benefit pension plans did not directly hold any shares of the Company’s common stock.

The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $82.8 million and $9.4 million, respectively.

PLAN ASSETS:

The Company’s target allocation for pension plan assets, as well as the actual pension plan asset allocations as of December 31, 2011 and 2010, was as follows:

	Current Target Allocation	Percentage of Pension Plan Assets at December 31,
Asset Category		2011	2010
Equity securities	42% to 52%	48%	55%
Debt securities	35% to 43%	41%	40%
Other	9% to 19%	11%	5%
Total	100%	100%	100%

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

Note 12 – Retirement Benefit Plans (continued)

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

The following table presents the fair value hierarchy for those investments of the Company’s pension assets measured at fair value on a recurring basis as of December 31, 2011:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$135.3	$135.3	$-	$-
Government and agency securities	163.2	132.8	30.4	-
Corporate bonds	376.0	-	376.0	-
Equity securities	661.8	661.8	-	-
Asset backed securities	15.1	-	15.1	-
Common collective funds - equities	478.5	-	478.5	-
Common collective funds - fixed income	509.5	-	509.5	-
Common collective funds - other	22.8	-	22.8	-
Limited partnerships	83.6	-	-	83.6
Real Estate	185.4	125.7	-	59.7
Other assets	0.7	-	0.7	-
Total Assets	$2,631.9	$1,055.6	$1,433.0	$143.3

The following table presents the fair value hierarchy for those investments of the Company’s pension assets measured at fair value on a recurring basis as of December 31, 2010:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$7.9	$7.9	$-	$-
Government and agency securities	155.5	129.2	26.3	-
Corporate bonds	470.7	-	470.7	-
Equity securities	845.4	845.4	-	-
Asset backed securities	21.8	-	21.8	-
Common collective funds - equities	483.7	-	464.5	19.2
Common collective funds - fixed income	317.4	-	317.4	-
Common collective funds - other	25.1	-	25.1	-
Limited partnerships	94.8	-	-	94.8
Other assets	0.7	0.7	-	-
Total Assets	$2,423.0	$983.2	$1,325.8	$114.0

Note 12 – Retirement Benefit Plans (continued)

The table below sets forth a summary of changes in the fair value of the level 3 assets for the year ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
Limited Partnerships and Equities:
Balance, beginning of year	$114.0	$106.8
Transfers out of Westridge Investment	(19.2)	-
Purchases and sales, net	58.1	4.0
Realized/unrealized (loss) gain	(9.6)	3.2
	$143.3	$114.0

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

On February 12, 2009, the Company was informed of alleged irregularities in the operation of one of its equity-related investments in its defined benefit pension plans. A court appointed a Receiver to take control of the investment firm and investigate this matter. In December 2009, the Company reduced the value of this investment to its expected net realizable value of approximately $19 million (the original investment was $50 million), reflecting the Receiver’s preliminary findings. The Company included this investment in Level 3 at December 31, 2010 and 2009 since the fair value was an estimate of what the Company expected to receive from the Receiver and not reflective of observable market prices. On July 26, 2010, the Company received a payment of $20 million from one of its insurance carriers and the funds were transferred to its defined benefit pension plans. On December 21, 2010 and April 21, 2011 the Company’s defined benefit pension plans received two payments from the Receiver totaling $25.8 million.

CASH FLOWS:

Employer Contributions to Defined Benefit Plans
2010	$230.0
2011	291.1
2012 (planned)	165.0

Future benefit payments are expected to be as follows:

Benefit Payments

2012	$240.4
2013	232.5
2014	223.9
2015	226.1
2016	227.6
2017-2021	1,135.9

Note 12 – Retirement Benefit Plans (continued)

Employee Savings Plans

The Company sponsors defined contribution retirement and savings plans covering substantially all employees in the United States and employees at certain non-U.S. locations. The Company has contributed Timken common stock to certain of these plans based on formulas established in the respective plan agreements. At December 31, 2011, the plans held 7,739,671 shares of the Company’s common stock with a fair value of $299.6 million. Company contributions to the plans, including performance sharing, were $26.4 million in 2011, $21.1 million in 2010 and $19.3 million in 2009. The Company paid dividends totaling $5.7 million in 2011, $4.6 million in 2010 and $5.1 million in 2009 to plans holding shares of the Company’s common stock.

Note 13 – Postretirement Benefit Plans

The Company and its subsidiaries sponsor several funded and unfunded postretirement plans that provide health care and life insurance benefits for eligible retirees and dependents. Depending on retirement date and employee classification, certain health care plans contain contribution and cost-sharing features such as deductibles and coinsurance. The remaining health care and life insurance plans are noncontributory.

The following tables summarize the net periodic benefit cost information and the related assumptions used to measure the net periodic benefit cost for the years ended December 31:

	Postretirement Benefit Plans
	2011	2010	2009
Components of net periodic benefit cost
Service cost	$2.5	$2.1	$2.6
Interest cost	32.9	35.6	39.5
Expected return on plan assets	(4.4)	-	-
Amortization of prior service credit	(0.3)	(1.5)	(2.2)
Amortization of net actuarial loss	2.9	4.0	3.7
Net periodic benefit cost	$33.6	$40.2	$43.6

	Postretirement Benefits
	2011	2010	2009
Assumptions
Discount rate	5.50%	5.75%	6.3%
Rate of return	5.00%	0.00%	0.0%

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

For expense purposes in 2011, the Company applied a discount rate of 5.50% to its postretirement benefit plans. For expense purposes in 2012, the Company will apply a discount rate of 4.85% to its postretirement benefit plans. A 0.25 percentage point reduction in the discount rate would increase postretirement benefit expense by approximately $0.5 million for 2012.

In December 2010, the Company established a Voluntary Employee Benefit Association (VEBA) trust for The Timken Company Bargaining Unit Welfare Benefit Plan. For expense purposes in 2011, the Company applied an expected rate of return of 5.00% to the VEBA trust assets. For expense purposes in 2012, the Company will apply an expected rate of return on plan assets of 5.00%. A 0.25 percentage point reduction in the expected rate of return would increase postretirement benefit expense by approximately $0.5 million for 2012.

Note 13 – Postretirement Benefit Plans (continued)

The following tables set forth the change in benefit obligation, change in plan assets, funded status and amounts recognized on the Consolidated Balance Sheet of the defined benefit postretirement benefit plans as of December 31, 2011 and 2010:

	$000.000	$000.000
	Postretirement Benefit Plans
	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$644.0	$662.7
Service cost	2.5	2.1
Interest cost	32.9	35.6
Amendments	-	1.7
Actuarial gains	(2.8)	(5.2)
International plan exchange rate change	-	0.1
Benefits paid	(48.0)	(53.0)
Benefit obligation at end of year	$628.6	$644.0
	$000.000	$000.000
Change in plan assets
Fair value of plan assets at beginning of year	$54.0	$-
Company contributions / payments	164.9	107.0
Benefits paid	(48.0)	(53.0)
Fair value of plan assets at end of year	$170.9	$54.0
Funded status at end of year	$(457.7)	$(590.0)

	$000.000	$000.000
Amounts recognized on the Consolidated Balance Sheets
Current liabilities	$(61.8)	$(58.8)
Non-current liabilities	(395.9)	(531.2)
	$(457.7)	$(590.0)

	$000.000	$000.000
Amounts recognized in accumulated other comprehensive income
Net actuarial loss	$103.0	$104.1
Net prior service cost	6.5	6.3
Accumulated other comprehensive income	$109.5	$110.4

Note 13 – Postretirement Benefit Plans (continued)

	00000000000	00000000000
	Postretirement Benefit Plans
	2011	2010
Changes in plan assets and benefit obligations recognized in accumulated other comprehensive income (AOCI)
AOCI at beginning of year	$110.4	$116.6
Net actuarial loss (gains)	1.7	(5.4)
Prior service cost	-	1.7
Recognized net actuarial loss	(2.9)	(4.0)
Recognized prior service credit	0.3	1.5
Total recognized in accumulated other comprehensive income at December 31	$109.5	$110.4

The presentation in the above tables for amounts recognized in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets is before the effect of income taxes.

The following table summarizes assumptions used to measure the benefit obligation for the postretirement benefit plans at December 31:

	000000000	000000000
	Postretirement Benefit Plans
	2011	2010
Assumptions
Discount rate	4.85%	5.50%
Rate of return	5.00%	5.00%

The current portion of accrued postretirement benefit cost, which is included in salaries, wages and benefits on the Consolidated Balance Sheets, was $61.8 million and $58.8 million at December 31, 2011 and 2010, respectively. In 2011, the current portion of accrued postretirement benefit cost relates to unfunded plans and represents the actuarial present value of expected payments related to the plans to be made over the next 12 months.

The estimated net loss and prior service credit for the postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $4.6 million and $ (0.3) million, respectively.

For measurement purposes, the Company assumed a weighted average annual rate of increase in the per capita cost (health care cost trend rate) for medical benefits of 7.9% for 2012, declining gradually to 5.0% in 2078 and thereafter; and 9.0% for 2012, declining gradually to 5.0% in 2078 and thereafter for prescription drug benefits; and 10.0% for 2012, declining gradually to 5.0% in 2078 and thereafter for HMO benefits.

The assumed health care cost trend rate may have a significant effect on the amounts reported. A one percentage point increase in the assumed health care cost trend rate would have increased the 2011 total service and interest cost components by $0.8 million and would have increased the postretirement benefit obligation by $15.3 million. A one percentage point decrease would provide corresponding reductions of $0.8 million and $14.2 million, respectively.

The Patient Protection and Affordable Care Act of 2010 (as amended) (PPACA) was enacted on March 23, 2010. PPACA consists of a broad range of provisions that may impact future plan design and administrative cost. The Company’s actuary determined the impact PPACA has on the accumulated postretirement benefit obligation, to the extent measurable. The effect of PPACA was an increase in the reported postretirement benefit obligation of approximately $3.5 million. The 2011 net periodic postretirement benefit cost increased by approximately $0.6 million to reflect the impact of PPACA.

Note 13 – Postretirement Benefit Plans (continued)

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) was signed into law on December 8, 2003. The Medicare Act provides for prescription drug benefits under Medicare Part D and contains a subsidy to plan sponsors who provide “actuarially equivalent” prescription plans. The Company’s actuary determined that the prescription drug benefit provided by the Company’s postretirement plan is considered to be actuarially equivalent to the benefit provided under the Medicare Act. In accordance with ASC 715, “Compensation – Retirement Benefits,” all measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes reflect the effects of the Medicare Act on the plan for the entire fiscal year. The 2011 expected subsidy was $3.2 million, of which $0.9 million was received prior to December 31, 2011.

PLAN ASSETS:

The Company’s target allocation for the VEBA trust assets, as well as the actual VEBA trust asset allocation as of December 31, 2011 and 2010, was as follows:

	Current Target Allocation	Percentage of VEBA Assets at December 31,
Asset Category		2011	2010
Equity securities	45% to 55%	0%	0%
Debt securities	45% to 55%	100%	100%
Total	100%	100%	100%

The Company recognizes its overall responsibility to ensure that the assets of its defined postretirement benefit plan are managed effectively and prudently and in compliance with its policy guidelines and all applicable laws. Preservation of capital is important; however, the Company also recognizes that appropriate levels of risk are necessary to allow its investment managers to achieve satisfactory long-term results consistent with the objectives and the fiduciary character of the postretirement funds. Asset allocations are established in a manner consistent with projected plan liabilities, benefit payments and expected rates of return for various asset classes. The expected rate of return for the investment portfolio is based on expected rates of return for various asset classes, as well as historical asset class and fund performance.

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

The following table presents the fair value hierarchy for those investments of the Company’s VEBA trust assets measured at fair value on a recurring basis as of December 31, 2011:

	00000000000	00000000000	00000000000	00000000000
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$85.9	$85.9	$-	$-
Common collective funds - fixed income	85.0	-	85.0	-
Total Assets	$170.9	$85.9	$85.0	$-

Note 13 – Postretirement Benefit Plans (continued)

The following table presents the fair value hierarchy for those investments of the Company’s VEBA trust assets measured at fair value on a recurring basis as of December 31, 2010:

	00000000000	00000000000	00000000000	00000000000
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$54.0	$54.0	$-	$-
Total Assets	$54.0	$54.0	$-	$-

Cash and cash equivalents are valued at redemption value. Common collective funds securities are valued based on quoted prices for similar assets in active markets. When such prices are unavailable, the Trustee determines a valuation from the market maker dealing in the particular security.

CASH FLOWS

Employer Contributions to Postretirement Benefit Plans

00000000000
2010	$54.0
2011	125.0
2012 (planned)	100.0

Future benefit payments are expected to be as follows:

Benefit Payments

	Gross	Expected Medicare Subsidies	Net Including Medicare Subsidies
2012	$66.9	$3.6	$63.3
2013	60.7	4.0	56.7
2014	59.9	4.3	55.6
2015	58.3	4.6	53.7
2016	56.9	4.3	52.6
2017-2021	257.2	22.7	234.5

Note 14 – Segment Information

The Company operates under four reporting segments: (1) Mobile Industries; (2) Process Industries; (3) Aerospace and Defense; and (4) Steel.

Description of types of products and services from which each reportable segment derives its revenues

The Company’s reportable segments are business units that target different industry sectors. Each reportable segment is managed separately because of the need to specifically address customer needs in these different industries.

The Mobile Industries segment includes global sales of bearings, mechanical power transmission components, drive-chains, roller-chains, augers and related products and services (other than steel) to a diverse customer base, including original equipment manufacturers and their suppliers of passenger cars, light trucks, medium to heavy-duty trucks, rail cars, locomotives, agricultural, construction and mining equipment. The Mobile Industries segment also includes aftermarket distribution operations for automotive and heavy truck applications.

The Process Industries segment includes global sales of bearings, mechanical power transmission components, industrial chains, augers and related products and services (other than steel) to a diverse customer base including original equipment manufacturers in the power transmission, energy and heavy industry market sectors. The Process Industries segment also includes aftermarket distribution operations for products other than steel and automotive applications.

The Aerospace and Defense segment includes sales of bearings, helicopter transmission systems, rotor head assemblies, turbine engine components, gears and other precision flight-critical components for commercial and military aviation applications. The Aerospace and Defense segment also provides aftermarket services, including repair and overhaul of engines, transmissions and fuel controls as well as aerospace bearing repair and component reconditioning. The Aerospace and Defense segment also includes sales of precision bearings and related products for health and positioning control applications.

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

Measurement of segment profit or loss and segment assets

The Company evaluates performance and allocates resources based on return on capital and profitable growth. Effective January 1, 2011, the primary measurement used by management to measure the financial performance of each segment is EBIT (earnings before interest and taxes). Prior to January 1, 2011, the primary measurement used by management to measure the financial performance of each segment was “adjusted EBIT” (earnings before interest and taxes, excluding the effects of amounts related to certain items that management considered not representative of ongoing operations such as impairment and restructuring charges, manufacturing rationalization and integration costs, one-time gains and losses on disposal of non-strategic assets, allocated receipts or payments made under the U.S. Continued Dumping and Subsidy Offset Act (CDSOA), gains and losses on the dissolution of a subsidiary, acquisition-related currency exchange gains, and other items similar in nature). The change in 2011 was primarily due to the completion of most of the Company’s previously-announced restructuring initiatives. Segment results for 2010 and 2009 have been reclassified to conform to the 2011 presentation of segments. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at values based on market prices, which creates intercompany profit on intersegment sales or transfers that is eliminated in consolidation.

Note 14 – Segment Information (continued)

Factors used by management to identify the enterprise’s reportable segments

Net sales by geographic area are reported by the destination of net sales, which is reflective of how the Company operates its segments. Long-lived assets by geographic area are reported by the location of the subsidiary.

Export sales from the United States and Canada are less than 10% of revenue. The Company’s Mobile Industries, Process Industries and Aerospace and Defense segments have historically participated in the global bearing industry while the Steel segment has concentrated primarily on U.S. customers.

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

Geographic Financial Information

	000000000	000000000	000000000
	2011	2010	2009
Net sales:
United States	$3,494.6	$2,662.7	$1,943.2
Canada & Mexico	268.4	202.2	149.2
South America	186.0	162.3	104.4
Europe / Middle East / Africa	652.3	558.9	576.0
Asia-Pacific	568.9	469.4	368.8
	$5,170.2	$4,055.5	$3,141.6

Long-lived assets:
United States	$963.1	$919.7	$976.4
Canada & Mexico	16.3	18.5	18.6
South America	6.2	7.8	6.7
Europe / Middle East / Africa	102.0	103.6	121.0
Asia-Pacific	221.3	218.1	212.5
	$1,308.9	$1,267.7	$1,335.2

Note 14 – Segment Information (continued)

	00000000000	00000000000	00000000000
	2011	2010	2009
Net sales to external customers:
Mobile Industries	$1,768.9	$1,560.3	$1,245.0
Process Industries	1,240.5	900.0	806.0
Aerospace and Defense	324.1	338.3	417.7
Steel	1,836.7	1,256.9	672.9
	$5,170.2	$4,055.5	$3,141.6
Intersegment sales:
Mobile Industries	$0.5	$0.3	$-
Process Industries	4.1	3.4	2.7
Steel	119.8	102.6	42.0
	$124.4	$106.3	$44.7
Segment EBIT:
Mobile Industries	$243.2	$207.6	$(85.5)
Process Industries	281.6	133.6	72.6
Aerospace and Defense	7.6	16.7	65.4
Steel	270.7	146.2	(63.4)
Total EBIT, for reportable segments	$803.1	$504.1	$(10.9)
Unallocated corporate expenses	(75.4)	(67.4)	(51.4)
Interest expense	(36.8)	(38.2)	(41.9)
Interest income	5.6	3.7	1.9
Intersegment adjustments	0.3	3.3	8.1
Income (loss) from continuing operations before income taxes	$696.8	$405.5	$(94.2)

Assets employed at year-end:
Mobile Industries	$1,222.8	$1,124.9	$1,226.7
Process Industries	1,007.2	707.9	682.9
Aerospace and Defense	527.1	500.6	531.5
Steel	964.0	809.2	633.6
Corporate	631.0	1,037.8	932.2
	$4,352.1	$4,180.4	$4,006.9
Capital expenditures:
Mobile Industries	$39.5	$20.6	$23.8
Process Industries	54.4	41.5	51.1
Aerospace and Defense	10.6	9.7	8.5
Steel	99.8	43.7	29.9
Corporate	1.0	0.3	0.8
	$205.3	$115.8	$114.1
Depreciation and amortization:
Mobile Industries	$70.2	$74.8	$86.4
Process Industries	51.8	42.6	41.6
Aerospace and Defense	23.2	24.2	25.2
Steel	45.8	46.1	45.9
Corporate	1.5	2.0	2.4
	$192.5	$189.7	$201.5

Corporate assets include corporate buildings and cash and cash equivalents. The decrease in corporate assets in 2011, compared to 2010, was due to a decrease in cash and cash equivalents.

Note 15 – Income Taxes

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

	00000000000	00000000000	00000000000
	Income (loss) from continuing operations before income taxes
	2011	2010	2009
United States	$527.6	$281.6	$(51.4)
Non-United States	169.2	123.9	(42.8)
Income (loss) from continuing operations before income taxes	$696.8	$405.5	$(94.2)

The provision (benefit) for income taxes consisted of the following:

	00000000000	00000000000	00000000000
	2011	2010	2009
Current:
Federal	$78.5	$48.3	$(51.8)
State and local	6.8	2.6	2.4
Foreign	55.1	26.3	(1.6)
	140.4	77.2	(51.0)
Deferred:
Federal	93.0	57.9	33.2
State and local	11.7	1.2	(6.4)
Foreign	(4.9)	(0.3)	(4.0)
	99.8	58.8	22.8
United States and foreign tax expense (benefit) on income (loss)	$240.2	$136.0	$(28.2)

The Company made net income tax payments of approximately $101.9 million in 2011 and received net income tax refunds of approximately $16.0 million and $3.3 million in 2010 and 2009, respectively.

Note 15 – Income Taxes (continued)

The following table is the reconciliation between the provision (benefit) for income taxes and the amount computed by applying the U.S. Federal income tax rate of 35% to income before taxes:

	0000000000	0000000000	0000000000
	2011	2010	2009
Income tax at the U.S. federal statutory rate	$243.9	$141.9	$(33.0)
Adjustments:
State and local income taxes, net of federal tax benefit	11.2	2.5	(2.6)
Tax on foreign remittances and U.S. tax on foreign income	15.3	5.8	4.3
Foreign losses without current tax benefits	7.7	5.4	13.3
Foreign earnings taxed at different rates including tax holidays	(26.4)	(12.2)	(3.7)
U.S. domestic manufacturing deduction	(6.6)	(3.5)	1.3
U.S. research tax credit	(1.5)	(2.2)	(3.0)
Accruals and settlements related to tax audits	1.2	2.5	(1.7)
Patient Protection and Affordable Care Act	-	21.6	-
Contributions to voluntary employee benefits association	-	(19.8)	-
Other items, net	(4.6)	(6.0)	(3.1)
Provision (benefit) for income taxes	$240.2	$136.0	$(28.2)
Effective income tax rate	34.5%	33.5%	29.9%

In connection with various investment arrangements, the Company has been granted a “holiday” from income taxes at one affiliate in Asia for 2011 and two Asian affiliates in 2010 and 2009. These agreements began to expire at the end of 2010, with full expiration in 2018. In total, the agreements reduced income tax expense by $1.0 million in 2011, $1.1 million in 2010 and had no effect on the 2009 income tax expense. These savings resulted in an increase to earnings per diluted share of $0.01 in 2011 and $0.01 in 2010.

Income tax expense includes U.S. and international income taxes. Except as required under U.S. tax law, management does not provide U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since management intends to invest such undistributed earnings indefinitely outside the United States. Undistributed earnings of foreign subsidiaries that are indefinitely outside of the U.S. were $559.0 million and $484.0 million at December 31, 2011 and December 31, 2010, respectively. Determination of the unrecognized deferred tax liability that would be incurred if such amounts were repatriated is not practicable.

The effect of temporary differences giving rise to deferred tax assets and liabilities at December 31, 2011 and 2010 was as follows:

	00000000000	00000000000
	2011	2010
Deferred tax assets:
Accrued postretirement benefits cost	$144.5	$190.2
Accrued pension cost	254.3	185.6
Inventory	18.1	27.9
Other employee benefit accruals	10.1	7.1
Tax loss and credit carryforwards	141.7	140.4
Other, net	74.0	60.4
Valuation allowances	(179.7)	(174.9)
	463.0	436.7
Deferred tax liabilities - principally depreciation and amortization	(218.0)	(221.5)
Net deferred tax assets	$245.0	$215.2

Note 15 – Income Taxes (continued)

The Company has U.S. state and local loss credit carryforwards with tax benefits totaling $1.7 million and $3.3 million, respectively, portions of which will expire at the end of 2012. In addition, the Company has loss carryforwards in various non-U.S. jurisdictions with tax benefits totaling $136.2 million having various expiration dates, as well as tax credit carryforwards of $0.5 million. The Company has provided valuation allowances of $139.7 million against certain of these carryforwards. The majority of the non-U.S. loss carryforwards represent local country net operating losses for branches of the Company or entities treated as branches of the Company under U.S. tax law. Tax benefits have been recorded for these losses in the United States. The related local country net operating loss carryforwards are offset fully by valuation allowances. In addition to loss and credit carryforwards, the Company has provided valuation allowances of $40.0 million against other deferred tax assets.

As of December 31, 2011, the Company had approximately $87.2 million of total gross unrecognized tax benefits. Included in this amount was approximately $45.3 million, which represented the amount of unrecognized tax benefits that would favorably impact the Company’s effective income tax rate in any future periods if such benefits were recognized. As of December 31, 2011, the Company anticipates a decrease in its unrecognized tax positions of approximately $42.0 million to $43.0 million during the next 12 months. The anticipated decrease is primarily due to settlements with tax authorities. As of December 31, 2011, the Company has accrued approximately $9.0 million of interest and penalties related to uncertain tax positions. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense.

As of December 31, 2010, the Company had approximately $77.8 million of total gross unrecognized tax benefits. Included in this amount was approximately $46.1 million, which represents the amount of unrecognized tax benefits that would favorably impact the Company’s effective income tax rate in any future periods if such benefits were recognized. As of December 31, 2010, the Company had accrued approximately $6.8 million of interest and penalties related to uncertain tax positions. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense.

The following table reconciles the Company’s total gross unrecognized tax benefits for the years ended December 31, 2011 and 2010:

	000000000000	000000000000
	2011	2010
Beginning balance, January 1	$77.8	$77.8
Tax positions related to the current year:
Additions	1.3	5.3
Tax positions related to prior years:
Additions	13.7	15.9
Reductions	(5.6)	(8.7)
Settlements with tax authorities	-	(9.0)
Lapses in statutes of limitation	-	(3.5)
Ending balance, December 31	$87.2	$77.8

During 2011, gross unrecognized tax benefits increased primarily due to net additions related to various prior year and current year tax matters, including U.S. state and local taxes, and taxes related to the Company’s international operations. These increases were partially offset by reductions related to prior year and current year tax matters, including U.S. state and local taxes and taxes related to the Company’s international operations, and lapses in statutes of limitation on various tax matters.

The increase in gross unrecognized tax benefits of $5.3 million during 2010 was primarily due to net additions related to various prior year and current year tax matters, including U.S. state and local taxes, tax credits and taxes related to the Company’s international operations.

As of December 31, 2011, the Company is subject to examination by the IRS for tax years 2006 to the present. The Company is also subject to tax examination in various U.S. state and local tax jurisdictions for tax years 2007 to the present, as well as various foreign tax jurisdictions, including Brazil, Germany, India and Canada for tax years 2004 to the present. The current portion of the Company’s unrecognized tax benefits is presented on the Consolidated Balance Sheet within income taxes payable, and the non-current portion is presented as a component of other non-current liabilities.

Note 16 – Fair Value

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

The following tables present the fair value hierarchy for those assets and liabilities on the Consolidated Balance Sheet measured at fair value on a recurring basis as of December 31, 2011 and 2010:

	00000000000	00000000000	00000000000	00000000000
	Fair Value at December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$464.8	$464.8	$-	$-
Short-term investments	46.6	46.6	-	-
Foreign currency hedges	1.2	-	1.2	-
Total Assets	$512.6	$511.4	$1.2	$-

Liabilities:
Foreign currency hedges	$8.8	$-	$8.8	$-
Total Liabilities	$8.8	$-	$8.8	$-

	00000000000	00000000000	00000000000	00000000000
	Fair Value at December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$877.1	$877.1	$-	$-
Short-term investments	15.0	15.0	-	-
Foreign currency hedges	1.0	-	1.0	-
Total Assets	$893.1	$892.1	$1.0	$-

Liabilities:
Foreign currency hedges	$3.2	$-	$3.2	$-
Total Liabilities	$3.2	$-	$3.2	$-

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

The Company does not believe it has significant concentrations of risk associated with the counterparts to its financial instruments.

Note 16 – Fair Value (continued)

The following table presents those assets measured at fair value on a nonrecurring basis for the year ended December 31, 2011 using Level 3 inputs:

	00000000000	00000000000	00000000000
	Carrying Value	Fair Value Adjustment	Fair Value
Assets held for sale:
Inventories	$4.7	$(3.2)	$1.5
Equity Investments	6.9	(2.8)	4.1
Total assets held for sale	$11.6	$(6.0)	$5.6

Long-lived assets held and used:
Fixed assets	$0.5	$(0.5)	$-
Total assets	$12.1	$(6.5)	$5.6

In 2011, the Company made a strategic decision to exit certain non-strategic aerospace aftermarket product lines. The Company plans to exit these product lines within twelve months. The Company wrote-down inventory with a carrying value of $4.7 million to $1.5 million, which reflects management’s best estimate of the value it would receive in a sale to a third party given the quantity and timing of the plan to exit these product lines.

Two of the Company’s equity investments, International Component Supply Ltda. (ICS) and Endorsia International AB (Endorsia) were reviewed for impairment during the first half of 2011. With a combined value of $6.9 million, these equity investments were written down to their collective fair value of $4.1 million, resulting in an impairment charge of $2.8 million in other (expense) income during the first half of 2011. The fair value of the investment in ICS was based on the estimated sales proceeds to be received from a third party if the Company were to sell its interest in the joint venture. During the second quarter of 2011, the Company sold its investment in ICS for $4.8 million, resulting in a gain of $0.5 million when adjusting for currency. The Company’s equity investment in Endorsia was completely written down. The fair value of this investment was based on the estimated proceeds to be received by the parties that own Endorsia from the liquidation of this joint venture.

The following table presents those assets measured at fair value on a nonrecurring basis for the year ended December 31, 2010 using Level 3 inputs:

	00000000000	00000000000	00000000000
	Carrying Value	Fair Value Adjustment	Fair Value
Long-lived assets held and used:
Machinery and equipment at Brazil subsidiary	$1.1	$(1.0)	$0.1
Machinery and equipment at Mesa, Arizona subsidiary	2.4	(2.0)	0.4
Other fixed assets	1.6	(1.0)	0.6
Indefinite-lived intangible assets	0.9	(0.7)	0.2
Total long-lived assets held and used	$6.0	$(4.7)	$1.3

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

Note 16 – Fair Value (continued)

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, net, accounts payable, trade, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, net, accounts payable, trade and short-term borrowings are a reasonable estimate of their fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $480.7 million and $468.7 million at December 31, 2011 and 2010, respectively. The carrying value of this debt was $428.9 million and $430.4 million at December 31, 2011 and 2010, respectively.

Note 17 – Derivative Instruments and Hedging Activities

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are commodity price risk, foreign currency exchange rate risk and interest rate risk. Forward contracts on various commodities are entered into in order to manage the price risk associated with forecasted purchases of natural gas used in the Company’s manufacturing process. Forward contracts on various foreign currencies are entered into in order to manage the foreign currency exchange rate risk on forecasted revenue denominated in foreign currencies. Other forward exchange contracts on various foreign currencies are entered into in order to manage the foreign currency exchange rate risk associated with certain of the Company’s commitments denominated in foreign currencies. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s fixed and floating-rate borrowings.

The Company designates certain foreign currency forward contracts as cash flow hedges of forecasted revenues and certain interest rate hedges as fair value hedges of fixed-rate borrowings. The majority of the Company’s natural gas forward contracts are not subject to any hedge designation as they are considered within the normal purchases exemption.

The Company does not purchase or hold any derivative financial instruments for trading purposes. As of December 31, 2011 and 2010, the Company had $145.2 million and $199.6 million, respectively, of outstanding foreign currency forward contracts at notional value. Refer to Note 16 – Fair Value for the fair value disclosure of derivative financial instruments,

Cash Flow Hedging Strategy

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

Note 18 – Research and Development

The Company performs research and development under Company-funded programs and under contracts with the federal government and others. Expenditures committed to research and development amounted to $49.6 million, $49.9 million and $50.0 million in 2011, 2010 and 2009, respectively. Of these amounts, $0.3 million, $1.6 million and $1.7 million, respectively, were funded by others. Expenditures may fluctuate from year-to-year depending on special projects and needs.

Note 19 – Prior-Period Adjustments

During the third quarter of 2010, the Company recorded an adjustment related to its 2009 Consolidated Financial Statements. (Loss) income from discontinued operations, net of income taxes, decreased $1.3 million (after tax) due to a correction of an error related to a foreign currency translation adjustment for the Company’s Canadian operations that were sold as part of the NRB divestiture. The Company realized during the third quarter of 2010 that this adjustment should have been written-off in the fourth quarter of 2009 and recognized as part of the loss on the sale of the NRB operations. Management of the Company concluded the effect of the third quarter adjustment was immaterial to the Company’s full-year 2009 and third-quarter 2010 financial statements, as well as to the full-year 2010 financial statements.

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

During the first quarter of 2009, the Company recorded two adjustments related to its 2008 Consolidated Financial Statements. Net income (loss) attributable to noncontrolling interest increased by $6.1 million (after-tax) due to a correction of an error related to the $18.4 million goodwill impairment loss the Company recorded in the fourth quarter of 2008 for the Mobile Industries segment. In recording this goodwill impairment loss, the Company did not recognize that a portion of the loss related to two separate subsidiaries in India and South Africa of which the Company holds less than 100% ownership. In addition, income (loss) from continuing operations before income taxes decreased by $3.4 million, or $0.04 per share, ($2.0 million after-tax or $0.02 per share) due to a correction of an error related to $3.4 million of in-process research and development costs that were recorded in other current assets with the anticipation of being paid for by a third-party. However, the Company subsequently realized that the balance could not be substantiated through a contract with a third party. The net effect of these errors understated 2008 net income attributable to The Timken Company of $267.7 million by $4.1 million. Furthermore, the net effect of these errors overstated the Company’s first quarter 2009 net income attributable to The Timken Company of $0.9 million by $4.1 million. Had these adjustments been recorded in the fourth quarter of 2008, rather than the first quarter of 2009, the results for the first quarter of 2009 would have been a net loss attributable to The Timken Company of $3.2 million. Management of the Company concluded the effect of the first quarter adjustments was immaterial to the Company’s full-year 2008 and first-quarter 2009 financial statements, as well as to the full-year 2009 financial statements.

Note 20 – Quarterly Financial Data

(Unaudited)

2011	1st	2nd	3rd	4th	Total
Net sales	$1,254.1	$1,329.6	$1,321.8	$1,264.7	$5,170.2
Gross profit (1)	333.3	350.5	343.3	342.6	1,369.7
Impairment and restructuring charges (2)	1.1	6.2	1.2	5.9	14.4
Income from continuing operations	113.8	122.3	112.2	108.3	456.6
Net income	113.8	122.3	112.2	108.3	456.6
Net income (loss) attributable to noncontrolling interests	1.1	0.8	1.2	(0.8)	2.3
Net income attributable to The Timken Company	112.7	121.5	111.0	109.1	454.3
Net income per share - Basic:
Income from continuing operations	1.15	1.24	1.13	1.12	4.65
Total net income per share	1.15	1.24	1.13	1.12	4.65
Net income per share - Diluted:
Income from continuing operations	1.13	1.22	1.12	1.11	4.59
Total net income per share	1.13	1.22	1.12	1.11	4.59
Dividends per share	0.18	0.20	0.20	0.20	0.78

2010	1st	2nd	3rd	4th	Total
Net sales	$913.7	$1,011.4	$1,059.7	$1,070.7	$4,055.5
Gross profit	222.7	268.3	265.1	265.6	1,021.7
Impairment and restructuring charges (3)	5.5	1.0	2.9	12.3	21.7
Income from continuing operations (4)	28.7	82.0	72.2	86.6	269.5
Income (loss) from discontinued operations (5)	0.3	4.2	(1.1)	4.0	7.4
Net income	29.0	86.2	71.1	90.6	276.9
Net income attributable to noncontrolling interests	0.4	0.6	0.8	0.3	2.1
Net income attributable to The Timken Company	28.6	85.6	70.3	90.3	274.8
Net income per share - Basic:
Income from continuing operations	0.29	0.84	0.74	0.89	2.76
Income (loss) from discontinued operations	0.01	0.04	(0.01)	0.04	0.07
Total net income per share	0.30	0.88	0.73	0.93	2.83
Net income per share - Diluted:
Income from continuing operations	0.29	0.84	0.73	0.87	2.73
Income (loss) from discontinued operations	-	0.04	(0.01)	0.04	0.08
Total net income per share	0.29	0.88	0.72	0.91	2.81
Dividends per share	0.09	0.13	0.13	0.18	0.53

Earnings per share are computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

(1)	Gross profit for the second quarter of 2011 includes an inventory write-down of $3.2 million related to the Company’s decision to exit certain non-strategic aerospace aftermarket product lines.
(2)	Impairment and restructuring charges for the second quarter of 2011 include exit costs of $5.6 million, impairment charges of $0.4 million and severance and related benefit costs of $0.2 million. Impairment and restructuring charges for the fourth quarter of 2011 include exit costs of $5.9 million.
(3)	Impairment and restructuring charges for the first quarter of 2010 include severance and related benefit costs of $5.0 million and exit costs of $0.5 million. Impairment and restructuring charges for the fourth quarter of 2010 include exit costs of $8.2 million, impairment charges of $2.7 million and severance and related benefit costs of $1.4 million.
(4)	Income from continuing operations for the first quarter of 2010 includes a charge of $21.6 million to record the deferred tax impact of the PPACA. Income from continuing operations for the fourth quarter of 2010 includes an income tax benefit of $19.8 million related to contributions to a VEBA trust.
(5)	Discontinued operations for 2010 reflects a working capital adjustment related to the sale of the NRB operations, net of tax.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of The Timken Company

We have audited the accompanying consolidated balance sheets of The Timken Company and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Timken Company and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Timken Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Cleveland, Ohio

February 17, 2012

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

As of the end of the period covered by this report, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes during the Company’s fourth quarter of 2011 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Timken management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment under COSO’s “Internal Control-Integrated Framework,” management believes that, as of December 31, 2011, Timken’s internal control over financial reporting is effective.

On July 1, 2011, the Company acquired the assets of Philadelphia Gear, which now the Company operates as Timken Gears and Services. On October 3, 2011, the Company acquired Drives, which now the Company operates as Timken Drives LLC. As permitted by SEC guidance, the scope of Timken’s evaluation of internal control over financial reporting as of December 31, 2011 did not include the internal control over financial reporting of Timken Gears and Services and Timken Drives LLC. The results of Timken Gears and Services and Timken Drives LLC are included in the Company’s consolidated financial statements beginning July 1, 2011 and October 3, 2011, respectively. The total assets of Timken Gears and Services and Timken Drives LLC represented less than six and three percent, respectively, of the Company’s total assets at December 31, 2011. Net sales of Timken Gears and Services and Timken Drives LLC represented less than two and one percent, respectively, of the Company’s consolidated net sales for the year then ended and less than four and one percent, respectively, of net income for the year then ended. The Company will include Timken Gears and Services and Timken Drives LLC in the Company’s internal control over financial reporting assessment as of December 31, 2012.

Ernst & Young LLP, independent registered public accounting firm, has issued an audit report on our assessment of Timken’s internal control over financial reporting as of December 31, 2011, which is presented below.

.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of The Timken Company

We have audited The Timken Company and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Timken Company and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Report of Management on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Timken Gears and Services and Timken Drives LLC, which are included in the 2011 consolidated financial statements of The Timken Company and subsidiaries. The total assets of Timken Gears and Services and Timken Drives LLC represented less than six and three percent, respectively, of the Company’s total assets at December 31, 2011. Net Sales of Timken Gears and Services and Timken Drives LLC represented less than two and one percent, respectively, of net sales for the year then ended and less than four and one percent, respectively, of net income for the year then ended. Our audit of internal control over financial reporting of The Timken Company and subsidiaries’ also did not include an evaluation of the internal control over financial reporting of Timken Gears and Services or Timken Drives LLC.

In our opinion, The Timken Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Timken Company and subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated February 17, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Cleveland, Ohio

February 17, 2012

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Required information is set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement filed in connection with the annual meeting of shareholders to be held May 8, 2012, and is incorporated herein by reference. Information regarding the executive officers of the registrant is included in Part I hereof. Information regarding the Company’s Audit Committee and its Audit Committee Financial Expert is set forth under the caption “Audit Committee” in the proxy statement filed in connection with the annual meeting of shareholders to be held May 8, 2012, and is incorporated herein by reference.

The General Policies and Procedures of the Board of Directors of the Company and the charters of its Audit Committee, Compensation Committee and Nominating and Governance Committee are also available on the Company’s website at www.timken.com and are available to any shareholder upon request to the Corporate Secretary. The information on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K.

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

Item 11. Executive Compensation

Required information is set forth under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination of Employment or Change-in-Control,” “Director Compensation,” “Compensation Committee,” “Compensation Committee Report” in the proxy statement filed in connection with the annual meeting of shareholders to be held May 8, 2012, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Required information, including with respect to institutional investors owning more than 5% of the Company’s common stock, is set forth under the caption “Beneficial Ownership of Common Stock” in the proxy statement filed in connection with the annual meeting of shareholders to be held May 8, 2012, and is incorporated herein by reference.

Required information is set forth under the caption “Equity Compensation Plan Information” in the proxy statement filed in connection with the annual meeting of shareholders to be held May 8, 2012, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Required information is set forth under the caption “Election of Directors” in the proxy statement issued in connection with the annual meeting of shareholders to be held May 8, 2012, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Required information regarding fees paid to and services provided by the Company’s independent auditor during the years ended December 31, 2011 and 2010 and the pre-approval policies and procedures of the Audit Committee of the Company’s Board of Directors is set forth under the caption “Auditors” in the proxy statement issued in connection with the annual meeting of shareholders to be held May 8, 2012, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) – Financial Statements are included in Part II, Item 8 of the Annual Report on Form 10-K.

(a)(2) – Schedule II – Valuation and Qualifying Accounts is submitted as a separate section of this report. Schedules I, III, IV and V are not applicable to the Company and, therefore, have been omitted.

(a)(3) Listing of Exhibits

Exhibit

(2.1)	Sale and Purchase Agreement, dated as of July 29, 2009, by and between The Timken Company and JTEKT Corporation, was filed on July 29, 2009 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(3.1)	Amended Articles of Incorporation of The Timken Company, (effective April 16, 1996) were filed with Form S-8 dated April 16, 1996 (Registration No. 333-02553) and are incorporated herein by reference.

(3.2)	Amended Regulations of The Timken Company adopted on May 11, 2010, were filed on August 5, 2010 with Form 10-Q (Commission File No. 1-1169) and are incorporated herein by reference.

(4.1)	Second Amended and Restated Credit Agreement, dated as of May 11, 2011, by and among: The Timken Company together with certain of its subsidiaries as Guarantors; Bank of America, N.A. and KeyBank National Association as Co-Administrative Agents; KeyBank National Association as Paying Agent, L/C Issuer and Swing Line Lender; and the other Lenders party thereto, was filed on May 12, 2011 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(4.2)	Indenture dated as of July 1, 1990, between The Timken Company and Ameritrust Company of New York, was filed with Form S-3 dated July 12, 1990 (Registration No. 333-35773) and is incorporated herein by reference.

(4.3)	First Supplemental Indenture, dated as of July 24, 1996, by and between The Timken Company and Mellon Bank, N.A. was filed on November 13, 1996 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(4.4)	Indenture, dated as of February 18, 2003, between The Timken Company and The Bank of New York, as Trustee, providing for Issuance of Notes in Series was filed on March 27, 2003 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(4.5)	First Supplemental Indenture, dated as of September 14, 2009, by and between The Timken Company and The Bank of New York Mellon Trust Company, N.A. (successor to The Bank of New York Mellon (formerly known as The Bank of New York)), was filed on November 11, 2009 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(4.6)	The Company is also a party to agreements with respect to other long-term debt in total amount less than 10% of the Registrant’s consolidated total assets. The Registrant agrees to furnish a copy of such agreements upon request.

(4.7)	Receivables Purchase Agreement, dated as of November 10, 2010, by and among: Timken Receivables Corporation; The Timken Corporation; the Purchasers from time to time parties thereto; Fifth Third Bank and the Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch was filed on November 10, 2010 with Form 8-K (Commission File no. 1-1169) and is incorporated herein by reference.

(4.8)	Second Amended and Restated Receivables Sale Agreement, dated as of November 10, 2010, between The Timken Corporation and Timken Receivables Corporation was filed on November 10, 2010 with Form 8-K (Commission File no. 1-1169) and is incorporated herein by reference.

(4.9)	Receivables Sale Agreement, dated as of November 10, 2010, between MPB Corporation and Timken Receivables Corporation was filed on November 10, 2010 with Form 8-K (Commission File no. 1-1169) and is incorporated herein by reference.

Management Contracts and Compensation Plans

(10.1)	The Timken Company 1996 Deferred Compensation Plan for officers and other key employees, amended and restated effective December 31, 2010, is attached hereto as Exhibit 10.1.

(10.2)	The Timken Company Director Deferred Compensation Plan, amended and restated effective December 31, 2008, was filed on February 25, 2010 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.3)	Form of The Timken Company 1996 Deferred Compensation Plan Election Agreement, amended and restated as of January 1, 2008, was filed on February 25, 2010 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.4)	Form of The Timken Company Director Deferred Compensation Plan Election Agreement, amended and restated as of January 1, 2008, was filed on February 25, 2010 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.5)	The Timken Company Long-Term Incentive Plan for directors, officers and other key employees as amended and restated as of February 5, 2008 and approved by the shareholders on May 1, 2008 was filed on March 18, 2008 as Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A (Commission File No. 1-1169) and is incorporated herein by reference.

(10.6)	The Timken Company 2011 Long-Term Incentive Plan for directors, officers and other key employees as approved by the shareholders on May 10, 2011 was filed on May 12, 2011 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.7)	Amended and Restated Supplemental Pension Plan of The Timken Company, amended and restated effective as of January 1, 2011, is attached hereto as Exhibit 10.2.

(10.8)	The Timken Company Senior Executive Management Performance Plan, as amended and restated as of February 8, 2010 and approved by shareholders May 11, 2010, was filed on May 12, 2010 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.9)	Form of Amended and Restated Severance Agreement (for Executive Officers appointed prior to January 1, 2011) was filed on December 18, 2009 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.10)	Form of Severance Agreement (for Executive Officers appointed on or after January 1, 2011 and other officers) as adopted on December 9, 2010 was filed on February 22, 2011 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.11)	Amendment No. 1 to the Amended and Restated Severance Agreement (for Executive Officers appointed prior to January 1, 2011) as adopted on December 9, 2010 was filed on February 22, 2011 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.12)	Form of Indemnification Agreement entered into with all Directors who are not Executive Officers of the Company was filed on April 1, 1991 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.13)	Form of Indemnification Agreement entered into with all Executive Officers of the Company who are not Directors of the Company was filed on April 1, 1991 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.14)	Form of Indemnification Agreement entered into with all Executive Officers of the Company who are also Directors of the Company was filed on April 1, 1991 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.15)	Form of Amended and Restated Employee Excess Benefits Agreement entered into with certain Executive Officers and certain key employees of the Company, was filed on February 26, 2009 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.16)	Form of Amended and Restated Employee Excess Benefits Agreement entered into with the Chief Executive Officer and the President of Steel, was filed on February 26, 2009 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.17)	Form of Employee Excess Benefits Agreement, entered into with all Executive Officers after January 1, 2011, was filed on August 4, 2011 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.18)	Form of Amendment No. 1 to The Amended and Restated Employee Excess Benefit Agreement, entered into with certain Executive Officers and certain key employees of the Company, was filed on September 2, 2009 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.19)	Form of Amendment No. 1 to The Amended and Restated Employee Excess Benefits Agreement with all Executive Officers after January 1, 2011 and Form of Amendment No. 2 to the Amended and Restated Excess Benefits Agreement with certain Executive Officers and certain key employees of the Company, as adopted December 8, 2011, is attached hereto as Exhibit 10.3.

(10.20)	Form of Amendment No. 1 to The Amended and Restated Employee Excess Benefits Agreement entered into with the Chief Executive Officer and the President of Steel, as adopted December 8, 2011, is attached hereto as Exhibit 10.4.

(10.21)	Form of Amendment No. 2 to The Amended and Restated Employee Excess Benefits Agreement entered into with the Chief Executive Officer and the President of Steel, as adopted December 8, 2011, is attached hereto as Exhibit 10.5.

(10.22)	Form of Nonqualified Stock Option Agreement for special award options (performance vesting), as adopted on April 18, 2000, was filed on May 12, 2000 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.23)	Form of Nonqualified Stock Option Agreement for nontransferable options without dividend credit, as adopted on April 17, 2001, was filed on May 14, 2001 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.24)	Form of Nonqualified Stock Option Agreement for Officers, as adopted on January 31, 2005, was filed on February 4, 2005 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.25)	Form of Nonqualified Stock Option Agreement for Non-Employee Directors, as adopted on January 31, 2005, was filed on March 15, 2005 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.26)	Form of Nonqualified Stock Option Agreement for Officers, as adopted on February 6, 2006, was filed on February 10, 2006 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.27)	Form of Nonqualified Stock Option Agreement for Officers, as adopted on November 6, 2008, was filed on February 26, 2009 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.28)	Form of Nonqualified Stock Option Agreement for Officers, as adopted on December 10, 2009, was filed on February 25, 2010 with Form 10-K (Commission File No. 1-1169), and is incorporated herein by reference.

(10.29)	Form of Nonqualified Stock Option Agreement for Non-Employee Directors, as adopted on December 8, 2011, is attached hereto as Exhibit 10.6.

(10.30)	Form of Nonqualified Stock Option Agreement for transferable options for Officers, as adopted on December 8, 2011, is attached hereto as Exhibit 10.7.

(10.31)	Form of Nonqualified Stock Option Agreement for non-transferable options for Non-Officer Employees, as adopted on December 8, 2011, is attached hereto as Exhibit 10.8.

(10.32)	Form of Restricted Share Agreement for Non-Employee Directors, as adopted on January 31, 2005, was filed on March 15, 2005 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.33)	Form of Restricted Shares Agreement, as adopted on February 6, 2006, was filed on February 10, 2006 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.34)	Form of Restricted Shares Agreement, as adopted on November 6, 2008, is attached hereto as Exhibit 10.9.

(10.35)	Form of Restricted Share Agreement for Non-Employee Directors, as adopted on December 8, 2011, is attached hereto as Exhibit 10.10.

(10.36)	Form of Performance-Vested Restricted Shares Agreement for Executive Officers, as adopted on February 4, 2008, was filed on February 7, 2008 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.37)	Form of Performance Unit Agreement, as adopted on February 4, 2008, was filed on February 7, 2008 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.38)	Form of Performance Shares Agreement was filed on February 11, 2010 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.39)	Form of Performance Unit Agreement (2010-2012 Grant) was filed on March 30, 2010 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.40)	Form of Deferred Shares Agreement, as adopted on November 6, 2008, is attached hereto as Exhibit 10.11.

(10.41)	Form of Deferred Shares Agreement, as adopted on February 2, 2009, is attached hereto as Exhibit 10.12.

(10.42)	Form of Deferred Shares Agreement entered into with employees after January 1, 2012, as adopted on December 8, 2011, is attached hereto as Exhibit 10.13.

Listing of Exhibits (continued)

(12)	Computation of Ratio of Earnings to Fixed Charges.

(21)	A list of subsidiaries of the Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31.1)	Principal Executive Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Principal Financial Officer’s Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)	Financial statements from the Annual Report on Form 10-K of The Timken Company for the year ended December 31, 2011, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY

By: /s/ James W. Griffith	By: /s/ Glenn A. Eisenberg
James W. Griffith	Glenn A. Eisenberg
President, Chief Executive Officer and Director	Executive Vice President—Finance
(Principal Executive Officer)	and Administration (Principal Financial Officer)
Date: February 17, 2012	Date: February 17, 2012

By: /s/ J. Ted Mihaila
J. Ted Mihaila
Senior Vice President and Controller
(Principal Accounting Officer)
Date: February 17, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ John M. Ballbach*	By: /s/ Frank C. Sullivan *
John M. Ballbach, Director	Frank C. Sullivan, Director
Date: February 17, 2012	Date: February 17, 2012

By: /s/ Phillip R. Cox*	By: /s/ John M. Timken, Jr. *
Phillip R. Cox, Director	John M. Timken, Jr., Director
Date: February 17, 2012	Date: February 17, 2012

By: /s/ John A. Luke, Jr. *	By: /s/ Ward J. Timken *
John A. Luke, Jr., Director	Ward J. Timken, Director
Date: February 17, 2012	Date: February 17, 2012

By: /s/ Joseph W. Ralston *	By: /s/ Ward J. Timken, Jr.*
Joseph W. Ralston, Director	Ward J. Timken, Jr., Director
Date: February 17, 2012	Date: February 17, 2012

By: /s/ John P. Reilly *	By: /s/ Jacqueline F. Woods*
John P. Reilly, Director	Jacqueline F. Woods, Director
Date: February 17, 2012	Date: February 17, 2012

* By: /s/ Glenn A. Eisenberg
Glenn A. Eisenberg, attorney-in-fact
By authority of Power of Attorney
filed as Exhibit 24 hereto
Date: February 17, 2012

Schedule II—Valuation and Qualifying Accounts

The Timken Company and Subsidiaries

COL. A	COL. B	COL. C				Col. D		COL. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts—		Deductions—		Balance at End of Period
Allowance for uncollectible accounts
Year ended December 31, 2011	$27.6	14.4	(1)	(2.5	)(4)	20.5	(6)	$19.0
Year ended December 31, 2010	$41.6	16.5	(1)	(1.2	)(4)	29.3	(6)	$27.6
Year ended December 31, 2009	$55.0	38.2	(1)	0.5	(4)	52.1	(6)	$41.6

Allowance for surplus and obsolete inventory
Year ended December 31, 2011	$30.8	12.2	(2)	5.2	(4)	17.3	(7)	$30.9
Year ended December 31, 2010	$30.8	19.9	(2)	0.4	(4)	20.3	(7)	$30.8
Year ended December 31, 2009	$24.7	31.4	(2)	1.7	(4)	27.0	(7)	$30.8

Valuation allowance on deferred tax assets
Year ended December 31, 2011	$174.9	22.6	(3)	(3.9	)(5)	13.9	(8)	$179.7
Year ended December 31, 2010	$222.5	11.1	(3)	(11.9	)(5)	46.8	(8)	$174.9
Year ended December 31, 2009	$159.6	57.8	(3)	16.3	(5)	11.2	(8)	$222.5

(1)	Provision for uncollectible accounts included in expenses.
(2)	Provisions for surplus and obsolete inventory included in expenses.
(3)	Increase in valuation allowance is recorded as a component of the provision for income taxes.
(4)	Currency translation and change in reserves due to acquisitions, net of divestitures.
(5)	Includes valuation allowances recorded against other comprehensive income/loss or goodwill.
(6)	Actual accounts written off against the allowance—net of recoveries.
(7)	Inventory items written off against the allowance.
(8)	Amount primarily relates to the reversal of valuation allowances due to the realization of net operating loss carryforwards.