Form 10-Q
period 2012-03-31
TIMKEN CO
filed 2012-05-02
CIK 98362

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2012
Common Shares, without par value	97,614,892 shares

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE TIMKEN COMPANY AND SUBSIDIARIES

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2012	2011
(Dollars in millions, except per share data)
Net sales	$1,421.0	$1,254.1
Cost of products sold	1,009.4	920.8

Gross Profit	411.6	333.3
Selling, general and administrative expenses	164.7	150.3
Impairment and restructuring charges	0.2	1.1

Operating Income	246.7	181.9
Interest expense	(8.6)	(9.8)
Interest income	0.7	1.5
Other expense, net	(1.3)	(2.4)

Income Before Income Taxes	237.5	171.2
Provision for income taxes	81.5	57.4

Net Income	156.0	113.8
Less: Net income attributable to noncontrolling interest	0.3	1.1

Net Income Attributable to The Timken Company	$155.7	$112.7

Net Income per Common Share Attributable to The Timken Company Common Shareholders
Basic earnings per share	$1.59	$1.15

Diluted earnings per share	$1.58	$1.13

Dividends per share	$0.23	$0.18

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2012	2011
(Dollars in millions)
Net Income	$156.0	$113.8

Other comprehensive income, net of tax:
Foreign currency translation adjustments	23.4	33.0
Unrealized gain on marketable securities	(0.5)	0.1
Pension and postretirement liability adjustment	12.3	6.7
Change in fair value of derivative financial instruments	1.0	(0.2)

Other comprehensive income	36.2	39.6

Comprehensive Income	192.2	153.4

Less: comprehensive income attributable to noncontrolling interest	0.2	1.1

Comprehensive Income Attributable to The Timken Company	$192.0	$152.3

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	(Unaudited) March 31,	December 31,
	2012	2011
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$355.3	$464.8
Restricted cash	3.6	3.6
Accounts receivable, less allowances: 2012 – $13.8 million; 2011 – $19.0 million	762.0	645.5
Inventories, net	993.1	964.4
Deferred income taxes	113.4	113.7
Deferred charges and prepaid expenses	15.4	12.8
Other current assets	73.7	87.5

Total Current Assets	2,316.5	2,292.3

Property, Plant and Equipment-Net	1,313.3	1,308.9

Other Assets
Goodwill	311.1	307.2
Other intangible assets	253.4	261.6
Deferred income taxes	133.8	141.9
Other non-current assets	45.4	40.2

Total Other Assets	743.7	750.9

Total Assets	$4,373.5	$4,352.1

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$13.0	$22.0
Accounts payable, trade	310.6	287.3
Salaries, wages and benefits	186.8	259.3
Income taxes payable	121.5	70.2
Deferred income taxes	3.7	3.1
Other current liabilities	168.1	188.4
Current portion of long-term debt	12.8	14.3

Total Current Liabilities	816.5	844.6

Non-Current Liabilities
Long-term debt	478.8	478.8
Accrued pension cost	388.3	491.0
Accrued postretirement benefits cost	392.7	395.9
Deferred income taxes	6.9	7.5
Other non-current liabilities	92.1	91.8

Total Non-Current Liabilities	1,358.8	1,465.0

Shareholders’ Equity
Class I and II Serial Preferred Stock without par value:
Authorized – 10,000,000 shares each class, none issued	—	—
Common stock without par value:
Authorized – 200,000,000 shares
Issued (including shares in treasury) (2012 – 98,375,135 shares; 2011 – 98,375,135 shares)
Stated capital	53.1	53.1
Other paid-in capital	884.0	889.2
Earnings invested in the business	2,137.9	2,004.7
Accumulated other comprehensive loss	(853.2)	(889.5)
Treasury shares at cost (2012 – 760,243 shares; 2011 – 708,327 shares)	(38.0)	(29.2)

Total Shareholders’ Equity	2,183.8	2,028.3

Noncontrolling Interest	14.4	14.2

Total Equity	2,198.2	2,042.5

Total Liabilities and Shareholders’ Equity	$4,373.5	$4,352.1

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2012	2011
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income attributable to The Timken Company	$155.7	$112.7
Net income attributable to noncontrolling interest	0.3	1.1
Adjustments to reconcile income before income taxes to net cash provided by operating activities:
Depreciation and amortization	49.8	47.4
Impairment charges	—	1.8
Loss on sale of assets	1.6	0.1
Deferred income tax provision	(0.4)	0.3
Stock-based compensation expense	4.4	3.4
Pension and other postretirement expense	21.0	22.3
Pension contributions and other postretirement benefit payments	(104.7)	(166.0)
Changes in operating assets and liabilities:
Accounts receivable	(112.0)	(149.6)
Inventories	(21.4)	(80.4)
Accounts payable, trade	22.1	54.8
Other accrued expenses	(103.4)	(81.3)
Income taxes	58.2	41.0
Other – net	(9.9)	(5.2)

Net Cash Used by Operating Activities	(38.7)	(197.6)

Investing Activities
Capital expenditures	(46.0)	(20.1)
Acquisitions	(0.2)	—
Proceeds from disposals of property, plant and equipment	0.9	0.4
Investments in short-term marketable securities, net	17.5	(13.3)
Other	(1.4)	0.8

Net Cash Used by Investing Activities	(29.2)	(32.2)

Financing Activities
Cash dividends paid to shareholders	(22.5)	(17.6)
Net proceeds from common share activity	12.6	15.2
Purchase of treasury shares	(26.2)	(25.3)
Proceeds from issuance of long-term debt	—	1.5
Payments on long-term debt	(1.5)	(1.8)
Short-term debt activity – net	(9.9)	8.6
Increase in restricted cash	—	(4.8)
Other	—	0.3

Net Cash Used by Financing Activities	(47.5)	(23.9)

Effect of exchange rate changes on cash	5.9	14.2

Decrease In Cash and Cash Equivalents	(109.5)	(239.5)
Cash and cash equivalents at beginning of year	464.8	877.1

Cash and Cash Equivalents at End of Period	$355.3	$637.6

See accompanying Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions, except per share data)

Note 1 – Basis of Presentation

The accompanying Consolidated Financial Statements (unaudited) for The Timken Company (the Company) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by the accounting principles generally accepted in the United States (U.S. GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to the Consolidated Financial Statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Note 2 – Recent Accounting Pronouncements

Effective January 1, 2012, the Company adopted the two-statement approach for the presentation of other comprehensive income in accordance with Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” The two-statement approach allows for the components of net income and total net income to be presented in a financial statement, immediately followed by a financial statement presenting the components of other comprehensive income and a total for comprehensive income. The Consolidated Financial Statements include the Consolidated Statements of Comprehensive Income as a result of adopting this new guidance.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments are being made to allow the Financial Accounting Standards Board (FASB) time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. As the FASB is considering the presentation requirements, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05.

The Company adopted ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” effective January 1, 2012. The new accounting requirements do not extend the use of fair value accounting; they only provide additional guidance on the application and disclosure of fair value accounting where its use is currently permitted. The new accounting requirements also expand the disclosures about fair value measurement.

Note 3 – Inventories

The components of inventories were as follows:

	March 31,	December 31,
	2012	2011
Inventories, net:
Manufacturing supplies	$66.4	$65.6
Raw materials	142.4	129.8
Work in process	341.1	327.4
Finished products	478.6	472.4

Subtotal	1,028.5	995.2

Allowance for surplus and obsolete inventory	(35.4)	(30.8)

Total Inventories, net	$993.1	$964.4

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

Note 3 – Inventories (continued)

The LIFO reserve at March 31, 2012 and December 31, 2011 was $296.5 million and $287.7 million, respectively. The Company recognized an increase in its LIFO reserve of $8.8 million during the first quarter of 2012 compared to an increase in its LIFO reserve of $6.0 million during the first quarter of 2011.

Based on current expectations of inventory levels and costs, the Company expects to recognize approximately $28.6 million in LIFO expense for the year ended December 31, 2012. The expected increase in the LIFO reserve for 2012 reflects anticipated higher costs; especially scrap steel costs, as well as higher quantities. A 1.0% increase in costs would increase the current LIFO expense estimate for 2012 by $7.2 million. A 1.0% increase in inventory quantities would have no effect on the current LIFO expense estimate for 2012.

Note 4 – Property, Plant and Equipment

The components of property, plant and equipment were as follows:

	March 31, 2012	December 31, 2011
Property, Plant and Equipment:
Land and buildings	$647.5	$637.3
Machinery and equipment	2,994.5	2,952.1

Subtotal	3,642.0	3,589.4

Less allowances for depreciation	(2,328.7)	(2,280.5)

Property, Plant and Equipment – net	$1,313.3	$1,308.9

Total depreciation expense for the three months ended March 31, 2012 and 2011 was $44.6 million and $45.0 million, respectively. At March 31, 2012 and December 31, 2011, machinery and equipment included approximately $87.2 million and $90.5 million, respectively, of capitalized software. Depreciation expense on capitalized software for the three months ended March 31, 2012 and 2011 was approximately $6.7 million and $6.9 million, respectively.

Note 5 – Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2012 were as follows:

	Mobile Industries	Process Industries	Aerospace and Defense	Steel	Total
Beginning Balance	$—	$132.5	$162.1	$12.6	$307.2
Acquisitions	—	0.2	—	—	0.2
Purchase Price Allocation	16.9	(13.6)	—	—	3.3
Other	—	0.3	0.1	—	0.4

Ending Balance	$16.9	$119.4	$162.2	$12.6	$311.1

During the first quarter of 2012, the Company allocated goodwill acquired as part of the acquisition of Drives LLC (Drives) between the Mobile Industries and Process Industries segments based on the relative fair value of each reporting unit. The Company also obtained additional information on the fair value of intangible assets acquired in 2011, and therefore, adjusted the value of goodwill and other intangible assets during the first quarter of 2012 (See Note 14 – Acquisitions for additional information on the purchase price allocation). Other primarily includes foreign currency translation adjustments.

Note 5 – Goodwill and Other Intangible Assets (continued)

The following table displays intangible assets as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012			As of December 31, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Intangible assets subject to amortization:
Customer relationships	$187.5	$29.6	$157.9	$189.9	$26.3	$163.6
Know-how	17.0	1.7	15.3	17.0	1.5	15.5
Industrial license agreements	0.1	0.1	—	0.2	0.1	0.1
Land-use rights	8.6	3.9	4.7	8.6	3.8	4.8
Patents	2.5	1.7	0.8	2.5	1.7	0.8
Technology use	47.0	9.3	37.7	44.3	8.7	35.6
Trademarks	14.8	2.7	12.1	14.5	2.3	12.2
PMA licenses	8.8	3.2	5.6	8.8	3.1	5.7
Non-compete agreements	5.2	2.8	2.4	4.7	2.5	2.2
Unpatented technology	7.2	6.5	0.7	7.2	6.4	0.8

	298.7	61.5	237.2	297.7	56.4	241.3

Intangible assets not subject to amortization:
Tradename	2.0	—	2.0	6.1	—	6.1
FAA air agency certificates	14.2	—	14.2	14.2	—	14.2

	16.2	—	16.2	20.3	—	20.3

Total intangible assets	$314.9	$61.5	$253.4	$318.0	$56.4	$261.6

Amortization expense for intangible assets was $5.2 million and $2.4 million for the three months ended March 31, 2012 and March 31, 2011, respectively. Amortization expense for intangible assets is estimated to be approximately $21.1 million for 2012; $19.8 million in 2013; $19.4 million in 2014; $19.4 million in 2015; and $19.0 million in 2016.

Note 6 – Financing Arrangements

Short-term debt at March 31, 2012 and December 31, 2011 was as follows:

	March 31, 2012	December 31, 2011
Variable-rate lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 2.24% to 6.89% and 2.24% to 11.0% at March 31, 2012 and December 31, 2011, respectively	$13.0	$22.0

Short-term debt	$13.0	$22.0

The lines of credit for certain of the Company’s foreign subsidiaries provide for short-term borrowings up to $250.2 million. At March 31, 2012, the Company’s foreign subsidiaries had borrowings outstanding of $13.0 million and guarantees of $11.7 million, which reduced the availability under these facilities to $225.5 million.

Note 6 – Financing Arrangements (continued)

The Company has a $150 million Accounts Receivable Securitization Financing Agreement (Asset Securitization Agreement), which matures November 10, 2012. Under the terms of the Asset Securitization Agreement, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary, that in turn uses the trade receivables to secure borrowings, which are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the agreement are limited by certain borrowing base calculations. Any amounts outstanding under this Asset Securitization Agreement would be reported in short-term debt on the Company’s Consolidated Balance Sheet. As of March 31, 2012, there were no outstanding borrowings under the Asset Securitization Agreement. The cost of this facility, which is the commercial paper rate plus program fees, is considered a financing cost and is included in interest expense in the Consolidated Statements of Income.

Long-term debt at March 31, 2012 and December 31, 2011 was as follows:

	March 31, 2012	December 31, 2011
Fixed-rate Medium-Term Notes, Series A, mature at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	$175.0	$175.0
Fixed-rate Senior Unsecured Notes, maturing on September 15, 2014, with an interest rate of 6.0%	249.8	249.8
Variable-rate State of Ohio Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.11% at March 31, 2012)	12.2	12.2
Variable-rate State of Ohio Air Quality Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.32% at March 31, 2012)	9.5	9.5
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (0.32% at March 31, 2012)	17.0	17.0
Variable-rate credit facility with US Bank for Advanced Green Components, LLC, maturing on May 23, 2012 (1.392% at March 31, 2012)	3.7	5.1
Other	24.4	24.5

	491.6	493.1
Less current maturities	12.8	14.3

Long-term debt	$478.8	$478.8

On May 11, 2011, the Company entered into a $500 million Amended and Restated Credit Agreement (Senior Credit Facility). This Senior Credit Facility amended and restated the former senior credit facility, which was due to expire on July 10, 2012. The Senior Credit Facility now matures on May 11, 2016. At March 31, 2012, the Company had no outstanding borrowings under the Senior Credit Facility but had letters of credit outstanding totaling $17.2 million, which reduced the availability under the Senior Credit Facility to $482.8 million. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At March 31, 2012, the Company was in full compliance with the covenants under the Senior Credit Facility.

In 2011, the Company was notified that its variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033, had lost their tax-exempt status and would now be taxable to its bondholders. As part of the negotiation with the Internal Revenue Service (IRS), the Company will redeem half of the $17 million balance during the second quarter of 2012. The remaining balance matures on June 1, 2033.

Advanced Green Components, LLC (AGC) is a joint venture of the Company. As of March 31, 2012, the Company had restricted cash of $3.6 million in a collateral account to secure up to $3.6 million of the indebtedness between AGC and US Bank in the event AGC defaults on its credit facility with US Bank. The $3.6 million collateral account is classified as restricted cash on the Consolidated Balance Sheet as of March 31, 2012.

Certain of the Company’s foreign subsidiaries have facilities that also provide for long-term borrowings up to $23.8 million. At March 31, 2012, the Company had borrowings outstanding of $23.8 million, leaving no availability under these long-term facilities.

Note 7 – Product Warranty

The Company generally provides limited warranties on its products. The Company accrues liabilities for warranty costs based upon specific claims and a review of historical warranty claim experience in accordance with accounting rules relating to contingent liabilities. The Company records and accounts for its warranty reserve based on specific claim incidents. Should the Company become aware of a specific potential warranty claim for which liability is probable and reasonably estimable, a specific charge is recorded and accounted for accordingly. Adjustments are made quarterly to the accruals as claim data and historical experience change.

The following is a rollforward of the warranty accruals for the three months ended March 31, 2012 and the twelve months ended December 31, 2011:

	March 31, 2012	December 31, 2011
Beginning balance, January 1	$11.7	$8.0
Expense	(1.1)	9.0
Payments	(0.9)	(5.3)

Ending balance	$9.7	$11.7

The product warranty accrual at March 31, 2012 and December 31, 2011 was included in other current liabilities on the Consolidated Balance Sheets.

Note 8 – Equity

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Earnings Invested in the Business	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non- controlling Interest
Balance at December 31, 2011	$2,042.5	$53.1	$889.2	$2,004.7	$(889.5)	$(29.2)	$14.2

Net income	156.0			155.7			0.3
Foreign currency translation adjustment	23.4				23.4
Pension and postretirement liability adjustment (net of the income tax benefit of $8.4 million)	12.3				12.3
Unrealized gain on marketable securities	(0.5)				(0.4)		(0.1)
Change in fair value of derivative financial instruments, net of reclassifications	1.0				1.0
Dividends – $0.23 per share	(22.5)			(22.5)
Excess tax benefit from stock compensation	7.6		7.6
Stock-based compensation expense	4.4		4.4
Stock purchased at fair market value	(26.2)					(26.2)
Stock option exercise activity	6.8		(14.6)			21.4
Restricted shares (issued) surrendered	—		(2.6)			2.6
Shares surrendered for taxes	(6.6)		—			(6.6)

Balance at March 31, 2012	$2,198.2	$53.1	$884.0	$2,137.9	$(853.2)	$(38.0)	$14.4

Note 9 – Earnings Per Share

The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three months ended March 31, 2012 and 2011, respectively:

	Three Months Ended March 31,
	2012	2011
Numerator:
Net Income Attributable to The Timken Company	$155.7	$112.7
Less: undistributed earnings allocated to nonvested stock	0.4	0.5

Net income available to common shareholders for basic earnings per share and diluted earnings per share	$155.3	$112.2

Denominator:
Weighted average number of shares outstanding – basic	97,451,935	97,444,389
Effect of dilutive securities:
Stock options and awards - based on the treasury stock method	1,135,687	1,451,437

Weighted average number of shares outstanding, assuming dilution of stock options and awards	98,587,622	98,895,826

Basic earnings per share	$1.59	$1.15

Diluted earnings per share	$1.58	$1.13

The exercise prices for certain stock options that the Company has awarded exceed the average market price of the Company’s common stock. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. The antidilutive stock options outstanding were 306,970 and 353,000 during the first quarter of 2012 and 2011, respectively.

Note 10 – Segment Information

The primary measurement used by management to measure the financial performance of each segment is EBIT (earnings before interest and taxes). As of January 1, 2012, the Company modified the way in which certain selling, general and administrative (SG&A) expenses are allocated among segments to better reflect the use of shared resources by the business. Prior year amounts have been revised to be consistent with the new allocations.

	Three Months Ended March 31,
	2012	2011
Net sales to external customers:
Mobile Industries	$469.1	$442.9
Process Industries	354.1	284.1
Aerospace and Defense	91.3	79.1
Steel	506.5	448.0

	$1,421.0	$1,254.1

Intersegment sales:
Mobile Industries	$—	$0.1
Process Industries	1.5	0.9
Steel	29.0	33.5

	$30.5	$34.5

Segment EBIT:
Mobile Industries	$86.7	$72.1
Process Industries	82.3	65.3
Aerospace and Defense	10.7	1.6
Steel	88.0	59.3

Total EBIT for reportable segments	$267.7	$198.3

Unallocated corporate expenses	(20.7)	(19.3)
Interest expense	(8.6)	(9.8)
Interest income	0.7	1.5
Intersegment adjustments	(1.6)	0.5

Income before income taxes	$237.5	$171.2

Note 11 – Impairment and Restructuring Charges

Impairment and restructuring charges for the Mobile Industries segment are comprised of the following:

	Three Months Ended March 31,
	2012	2011
Severance and related benefit costs	$0.1	$—
Exit costs	0.1	1.1

Total	$0.2	$1.1

The following discussion explains the major impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above.

Mobile Industries

In March 2007, the Company announced the closure of its manufacturing facility in Sao Paulo, Brazil. The Company completed the closure of this manufacturing facility on March 31, 2010. Pretax costs associated with the closure could be as high as approximately $60 million, which includes restructuring costs and rationalization costs recorded in cost of products sold and selling, general and administrative expenses. Mobile Industries has incurred cumulative pretax expenses of approximately $51.4 million as of March 31, 2012 related to this closure. During the first quarter of 2012 and 2011, the Company recorded $2.8 million and $1.1 million, respectively, of exit costs associated with the closure of this facility. The exit costs recorded in the first quarter of 2012 primarily related to environmental remediation costs. The exit costs recorded in the first quarter of 2011 primarily related to workers’ compensation claims for former employees. The Company accrues environmental remediation costs and workers’ compensation claims when they are probable and estimable.

In addition to the above charges, the Company recorded a favorable adjustment of $2.8 million for environmental exit costs at the site of its former plant in Columbus, Ohio. The favorable adjustment was a result of the sale of the real estate at the site of this former plant during the first quarter of 2012. The buyer assumed responsibility for the environmental remediation as a result of the sale. However, the buyer was able to obtain funding from the State of Ohio to remediate the site.

The following is a rollforward of the consolidated restructuring accrual for the three months ended March 31, 2012 and the twelve months ended December 31, 2011:

	March 31, 2012	December 31, 2011
Beginning balance, January 1	$21.8	$22.1
Expense	0.2	13.9
Payments	(3.1)	(14.2)

Ending balance	$18.9	$21.8

The restructuring accrual at March 31, 2012 and December 31, 2011 was included in other current liabilities on the Consolidated Balance Sheets. The restructuring accrual at March 31, 2012 included $12.4 million of environmental remediation costs, of which $11.0 million relates to Sao Paulo, Brazil. The Company adjusts environmental remediation accruals based on the best available estimate of costs to be incurred, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties. The Company’s estimated total liability for this site ranges from a minimum of $11.0 million to a maximum of $17.2 million. It is possible that the estimate may change in the near term.

Note 12 – Retirement and Postretirement Benefit Plans

The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension and postretirement benefit plans. The amounts for the three months ended March 31, 2012 are based on actuarial calculations prepared during the fourth quarter of 2011. Consistent with prior years, these calculations will be updated later in the year. These updated calculations may result in different net periodic benefit cost for 2012. The net periodic benefit cost recorded for the three months ended March 31, 2012 is the Company’s best estimate of the period’s proportionate share of the amounts to be recorded for the year ending December 31, 2012.

	Pension		Postretirement
	Three Months Ended March 31,		Three Months Ended March 31,
	2012	2011	2012	2011
Components of net periodic benefit cost
Service cost	$8.8	$8.3	$0.7	$0.5
Interest cost	37.8	39.8	7.2	8.7
Expected return on plan assets	(55.2)	(50.1)	(2.8)	(0.7)
Amortization of prior service cost (credit)	2.3	2.4	(0.1)	(0.4)
Amortization of net actuarial loss	21.2	12.8	1.1	1.0

Net periodic benefit cost	$14.9	$13.2	$6.1	$9.1

Note 13 – Income Taxes

The Company’s provision for income taxes in interim periods is computed by applying the appropriate annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior year tax liabilities, are recorded during the period(s) in which they occur.

	Three Months Ended March 31,
	2012	2011
Provision for income taxes	$81.5	$57.4
Effective tax rate	34.3%	33.5%

The effective tax rate in the first quarter of 2012 was lower than the U.S. federal statutory tax rate primarily due to the earnings in certain foreign jurisdictions where the effective tax rate was less than 35%, the U.S. manufacturing deduction, and other U.S. tax benefits, partially offset by U.S. state and local taxes, U.S. taxation of foreign income, losses at certain foreign subsidiaries where no tax benefit could be recorded and other net discrete income tax expense items related to prior tax periods.

The effective tax rate in the first quarter of 2011 was lower than the U.S. federal statutory tax rate primarily due to the earnings in certain foreign jurisdictions where the effective tax rate was less than 35%, the U.S. manufacturing deduction, the U.S. research tax credit, and other discrete net income tax benefits related to prior tax periods, partially offset by U.S. state and local taxes, losses at certain foreign subsidiaries where no tax benefits could be recorded, U.S. taxation of foreign income, and other U.S. tax items.

Note 14 – Acquisitions

On October 3, 2011, the Company completed the acquisition of Drives for approximately $93 million in cash. On July 1, 2011, the Company completed the acquisition of substantially all of the assets of Philadelphia Gear Corp. (Philadelphia Gear) for approximately $199 million in cash. The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. In the months after closing, the Company obtains additional information and is able to refine the estimates of fair value and more accurately allocate the purchase price. The Company will make appropriate adjustments to the purchase price allocation for both the Drives acquisition and the Philadelphia Gear acquisition prior to completion of the measurement period, as required.

The following table presents the initial purchase price allocation for acquisitions in 2011 and adjustments to the purchase price allocation:

	Initial Purchase Price Allocation	Adjustments	Adjusted Purchase Price Allocation
Assets:
Accounts receivable, net	$25.6	$—	$25.6
Inventories, net	23.6	—	23.6
Deferred charges and prepaid expenses	0.9	—	0.9
Other current assets	0.1	—	0.1
Property, plant and equipment – net	32.1	—	32.1
Goodwill	83.3	3.5	86.8
Other intangible assets	146.9	(3.1)	143.8
Other non-current assets	0.6	(0.2)	0.4

Total assets acquired	$313.1	$0.2	$313.3

Liabilities:
Accounts payable, trade	$10.7	$—	$10.7
Salaries, wages and benefits	5.1	—	5.1
Other current liabilities	5.2	—	5.2

Total liabilities assumed	$21.0	$—	$21.0

Net assets acquired	$292.1	$0.2	$292.3

The following table summarizes the initial purchase price allocation and the adjusted purchase price allocation for identifiable assets acquired in 2011:

	Initial Purchase Price Allocation		Adjusted Purchase Price Allocation
		Weighted - Average Life		Weighted - Average Life
Trade name (Not subject to amortization)	$4.1	Indefinite	$—	Indefinite
Developed Technology	5.4	7 years	8.0	15 years
Trade name	12.0	15 years	12.3	15 years
Know how	15.0	20 years	15.0	20 years
All customer relationships	108.4	17 years	106.1	16 years
Non-compete agreements	2.0	5 years	2.4	5 years

Total intangible assets allocated	$146.9		$143.8

The adjustments to other intangible assets during the first quarter of 2012 relate to the Drives acquisition.

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

The following table presents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012:

	Fair Value at March 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$355.3	$355.3	$—	$—
Short-term investments	29.1	29.1	—	—
Foreign currency hedges	1.7	—	1.7	—

Total Assets	$386.1	$384.4	$1.7	$—

Liabilities:
Foreign currency hedges	$6.9	$—	$6.9	$—

Total Liabilities	$6.9	$—	$6.9	$—

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

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, net, accounts payable, trade, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, net, accounts payable, trade and short-term borrowings are a reasonable estimate of their fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $478.7 million and $480.7 million at March 31, 2012 and December 31, 2011, respectively. The carrying value of this debt was $425.7 million and $428.9 million at March 31, 2012 and December 31, 2011, respectively.

Note 16 – Subsequent Event

The U.S. Continued Dumping and Subsidy Offset Act (CDSOA) provides for distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and people.

In September 2002, the World Trade Organization (WTO) ruled that CDSOA payments are not consistent with international trade rules. In February 2006, U.S. legislation was enacted that ended CDSOA distributions for dumped imports covered by antidumping duty orders entering the United States after September 30, 2007. Instead, any such antidumping duties collected would remain with the U.S. Treasury. Several countries have objected that this U.S. legislation is not consistent with WTO rulings, and were granted retaliation rights by the WTO, typically in the form of increased tariffs on some imported goods from the United States. The European Union and Japan have been retaliating in this fashion against the operation of U.S. law.

In 2006, the U.S. Court of International Trade (CIT) ruled, in two separate decisions, that the procedure for determining recipients eligible to receive CDSOA distributions was unconstitutional. In addition, several other court cases challenging various provisions of CDSOA were ongoing. As a result, from 2006 through 2010 U.S. Customs and Border Protection (U.S. Customs) withheld a portion of the amounts that would otherwise have been distributed under CDSOA.

In February 2009, the U.S. Court of Appeals for the Federal Circuit reversed both of the 2006 decisions of the CIT. Later in December 2009, a plaintiff petitioned the U.S. Supreme Court to hear a further appeal, but the Supreme Court declined the petition, allowing the appellate court reversals to stand. At that time, several court cases challenging various provisions of the CDSOA were still unresolved, so U.S. Customs accepted the CIT’s recommendation to continue to withhold CDSOA receipts related to 2006 through 2010 until January 2012.

U.S. Customs began distributing the withheld funds to affected domestic producers in early April 2012 and is expected to continue this process until distributions originally withheld from 2006 through 2010 have been completed. In April 2012, the Company received CDSOA distributions of $112.8 million in the aggregate for 2006 through 2010.

While some of the challenges to CDSOA have been resolved, others are still in litigation. Since there continue to be legal challenges to CDSOA, U.S. Customs has advised all affected domestic producers that it is possible that CDSOA distributions could be subject to clawback.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Introduction

The Timken Company engineers, manufactures, sells and services highly engineered anti-friction bearings and assemblies, high-quality alloy steels and aerospace power transmission systems, as well as provides a broad spectrum of related products and services. The Company operates under four segments: (1) Mobile Industries; (2) Process Industries; (3) Aerospace and Defense; and (4) Steel. The following is a description of the Company’s segments:

•

Mobile Industries provides bearings, power transmission components, engineered chains, augers and related products and services to original equipment manufacturers and suppliers of agricultural, construction and mining equipment, passenger cars, light trucks, medium and heavy-duty trucks, rail cars and locomotives, as well as to automotive and heavy truck aftermarket distributors.

•

Process Industries provides bearings, power transmission components, engineered chains, and related products and services to original equipment manufacturers and suppliers of power transmission, energy and heavy industries machinery and equipment. This includes rolling mills, cement and aggregate processing equipment, paper mills, sawmills, printing presses, cranes, hoists, drawbridges, wind energy turbines, gear drives, drilling equipment, coal conveyors, coal crushers, marine and food processing equipment. This segment also serves the aftermarket through its global network of authorized industrial distributors.

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

•

Steel produces more than 450 grades of carbon and alloy steel, which are sold in ingots, bars, and tubes in a variety of chemistries, lengths and finishes. The segment’s metallurgical expertise and operational capabilities result in customized solutions for the automotive, industrial and energy sectors. Timken® specialty steels feature prominently in a wide variety of end products including oil country drill pipe, bits and collars; gears, hubs, axles, crankshafts and connecting rods; bearing races and rolling elements; and bushings, fuel injectors and wind energy shafts.

The Company’s strategy balances corporate aspirations for sustained growth and a determination to optimize the Company’s existing portfolio of business, thereby generating strong profits and cash flows. The Company pursues its growth strategy through differentiation and expansion:

•

The Company leverages its technological capabilities to enhance existing products and services and to create new products that create value for its customers. The Company recently broadened its product offering by expanding a line of spherical, cylindrical and housed bearings, developing new products and services – including the new Ecoturn® seal for the railroad industry – and introducing numerous new custom-developed grades of specialty alloy steel.

•

The Company seeks to grow in attractive market sectors, with particular emphasis on those industrial markets that value the reliability offered by the Company’s products and create significant aftermarket demand, thereby providing a lifetime of opportunity in both product sales and services. The Company also seeks to expand its portfolio in new geographic spaces with an emphasis in Asia and other emerging markets. The Company’s acquisition strategy is directed at complementing its existing portfolio and expanding the Company’s market position globally.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following items highlight certain of the Company’s more recent significant strategic accomplishments:

•

In February 2012, the Company and the United Steelworkers (USW) Local 1123 announced the ratification of a new five-year labor agreement to replace the existing labor agreement, which was due to expire September 2013. After securing the agreement, the Company is moving forward with a $225 million investment at its Faircrest steel plant in Canton, Ohio. With this investment, the Company’s Steel segment expects to improve productivity, expand its product range and increase capacity to serve growing demand for Timken® specialty alloy steel bars.

•

In February 2012, the Company announced that it will invest $42 million to build a new 160,000 square foot two-story office complex connected to its existing facility in North Canton, Ohio. The new building will bring together personnel from its Bearings and Power Transmission headquarters, currently located in leased facilities in Canton, with their colleagues at the Company's global technology center. The move is expected to increase collaboration, the speed of innovation and overall service levels. The new building is expected to be completed in the fourth quarter of 2013.

Overview:

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Net sales	$1,421.0	$1,254.1	$166.9	13.3%
Net income attributable to The Timken Company	155.7	112.7	43.0	38.2%
Diluted earnings per share	$1.58	$1.13	$0.45	39.8%
Average number of shares – diluted	98,587,622	98,895,826	—	(0.3)%

The Company reported net sales for the first quarter of 2012 of $1.4 billion, compared to $1.3 billion in the first quarter of 2011, an increase of 13.3%. Higher sales were driven by favorable pricing and sales mix and the impact of acquisitions, as well as strong demand across most of the Company’s end market sectors. For the first quarter of 2012, net income per diluted share was $1.58, compared to $1.13 per diluted share for the first quarter of 2011. The Company’s net income for the first quarter of 2012 reflects continued improvement in most of the Company’s end markets. In addition, the first quarter results reflect the impact of higher pricing and acquisitions, partially offset by higher raw material costs and higher selling, general and administrative expenses.

Outlook

The Company expects higher sales of approximately 7% to 10% in 2012 compared to 2011, primarily driven by higher volumes across the Process Industries and Aerospace and Defense segments, Mobile Industries’ off-highway and rail market sectors and Steel’s oil and gas market sector, as well as favorable pricing and the full-year impact of the acquisitions completed in 2011. The Company expects to leverage sales growth to drive improved operating performance. However, the strengthening margins will be partially offset by higher raw material costs and slightly higher selling, general and administrative expenses to support the higher sales.

From a liquidity standpoint, the Company expects to generate cash from operations of approximately $565 million in 2012, which is a 167% increase over 2011, primarily driven by lower working capital increases and lower pension and postretirement contributions. Pension and postretirement contributions are expected to be approximately $375 million in 2012, compared to $416 million in 2011. The Company expects to increase capital expenditures to approximately $335 million in 2012, compared to $205 million in 2011. The Company received U.S. Continued Dumping and Subsidy Offset Act (CDSOA) receipts of approximately $110 million in April 2012 (refer to Other Matters for further discussion of CDSOA).

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Statement of Income

Sales by Segment:

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Mobile Industries	$469.1	$442.9	$26.2	5.9%
Process Industries	354.1	284.1	70.0	24.6%
Aerospace and Defense	91.3	79.1	12.2	15.4%
Steel	506.5	448.0	58.5	13.1%

Total Company	$1,421.0	$1,254.1	$166.9	13.3%

Net sales for the first quarter of 2012 increased $166.9 million, or 13.3%, compared to the first quarter of 2011, primarily due to higher pricing and favorable sales mix of approximately $75 million, the impact of acquisitions of approximately $60 million and higher volume of approximately $30 million. The favorable impact of acquisitions in the first quarter of 2012 was due to the Philadelphia Gear Corp. (Philadelphia Gear) acquisition in July 2011 and the Drives LLC (Drives) acquisition in October 2011. The increase in volume was primarily driven by the Mobile Industries’ off-highway and rail market sectors, the Process Industries’ distribution channel, the Aerospace and Defense segment and Steel’s oil and gas market sector.

Gross Profit:

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Gross profit	$411.6	$333.3	$78.3	23.5%
Gross profit % to net sales	29.0%	26.6%	—	240	bps

Gross profit margin increased in the first quarter of 2012 compared to the first quarter of 2011 primarily due to the impact of higher pricing and favorable sales mix of approximately $65 million, the impact of acquisitions of approximately $15 million and the impact of higher sales volume of approximately $10 million, partially offset by higher raw material costs of approximately $15 million.

Selling, General and Administrative Expenses:

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Selling, general and administrative expenses	$164.7	$150.3	$14.4	9.6%
Selling, general and administrative expenses % to net sales	11.6%	12.0%	—	(40	) bps

The increase in selling, general and administrative expenses of $14 million in the first quarter of 2012 compared to the first quarter of 2011 was primarily due to the acquisitions of Philadelphia Gear and Drives, which added approximately $7 million of selling, general and administrative expenses in the first quarter of 2012. In addition, selling, general and administrative expenses increased as a result of higher salaries and related expenses of approximately $7 million. Selling, general and administrative expenses, as a percentage of sales, decreased in the first quarter of 2012 compared to the first quarter of 2011 as a result of the Company’s ability to effectively leverage these costs against higher sales.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Interest Expense and Income:

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Interest expense	$8.6	$9.8	$(1.2)	(12.2)%
Interest income	$(0.7)	$(1.5)	$0.8	53.3%

Interest expense for the first quarter of 2012 decreased compared to the first quarter of 2011 primarily due to lower financing costs as a result of the refinancing of the Company’s $500 million Amended and Restated Credit Agreement (Senior Credit Facility), which occurred in May 2011. Interest income for the first quarter of 2012 decreased compared to the same period in the prior year primarily due to lower invested cash balances.

Income Tax Expense:

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Income Tax Expense:	$81.5	$57.4	$24.1	42.0%
Effective tax rate	34.3%	33.5%	—	80	bps

The increase in the effective tax rate in the first quarter of 2012 compared to the first quarter of 2011 was primarily due to higher discrete tax expenses related to prior tax years recorded in the first quarter of 2012.

The effective tax rate in the first quarter of 2012 was lower than the U.S. federal statutory tax rate primarily due to the earnings in certain foreign jurisdictions where the effective tax rate was less than 35%, the U.S. manufacturing deduction and other U.S. tax benefits, partially offset by U.S. state and local taxes, U.S. taxation of foreign income, losses at certain foreign subsidiaries where no tax benefit could be recorded and other net discrete income tax expense items related to prior tax periods.

The effective tax rate in the first quarter of 2011 was lower than the U.S. federal statutory tax rate primarily due to the earnings in certain foreign jurisdictions where the effective tax rate was less than 35%, the U.S. manufacturing deduction, the U.S. research tax credit and other discrete net income tax benefits related to prior tax periods, partially offset by U.S. state and local taxes, losses at certain foreign subsidiaries where no tax benefits could be recorded, U.S. taxation of foreign income and other U.S. tax items.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Business Segments:

The primary measurement used by management to measure the financial performance of each segment is EBIT (earnings before interest and taxes). As of January 1, 2012, the Company modified the way in which certain selling, general and administrative expenses are allocated among segments to better reflect the use of shared resources by the businesses. Prior year amounts have been revised to be consistent with the new allocations. Refer to Note 10 – Segment Information in the Notes to the Consolidated Financial Statements for the reconciliation of EBIT by segment to consolidated income before income taxes.

The presentation of segment results below include a reconciliation of the changes in net sales for each segment reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions made in 2011 and currency exchange rates. The effects of acquisitions and currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period. During the third quarter of 2011, the Company completed the acquisition of substantially all of the assets of Philadelphia Gear. Philadelphia Gear is part of the Process Industries segment. During the fourth quarter of 2011, the Company completed the acquisition of Drives. Results for Drives are reported in the Mobile and Process Industries segments based on customer application.

Mobile Industries Segment:

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Net sales, including intersegment sales	$469.1	$443.0	$26.1	5.9%
EBIT	$86.7	$72.1	$14.6	20.2%
EBIT margin	18.5%	16.3%	—	220	bps

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Net sales, including intersegment sales	$469.1	$443.0	$26.1	5.9%
Acquisitions	19.7	—	19.7	NM
Currency	(8.1)	—	(8.1)	NM

Net sales, excluding the impact of acquisitions and currency	$457.5	$443.0	$14.5	3.3%

The Mobile Industries segment’s net sales, excluding the effects of acquisitions and currency-rate changes, increased 3.3% for the first quarter of 2012 compared to the first quarter of 2011 primarily due to higher volume of approximately $10 million and surcharges of approximately $5 million. The higher volume was led by a 30% increase in rail and a 24% increase in off-highway, partially offset by an approximately 20% decrease in light vehicle volume, driven by exited business. EBIT was higher in the first quarter of 2012 compared to the first quarter of 2011 primarily due to the impact of higher volume of approximately $5 million, lower logistics costs of approximately $5 million and surcharges of approximately $5 million.

Sales for the Mobile Industries segment are expected to be flat to up 5 percent in 2012 compared to 2011 as a result of higher volume and the full-year impact of 2011 acquisitions, as well as higher pricing and surcharges. The expected increase in volume is primarily due to a 27% increase in rail demand and an 11% increase in off-highway demand, partially offset by a 16% decrease in light-vehicle volume, driven by exited business. In addition, the higher volume was due to a 21% increase to automotive aftermarket distributors. Sales for the Mobile Industries segment, excluding the effect of acquisitions and currency-rate changes, are expected to be flat in 2012 compared to 2011. EBIT for the Mobile Industries segment is expected to be up slightly in 2012 compared to 2011 as a result of higher volume and pricing, partially offset by higher raw material costs and higher selling, general and administrative expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Process Industries Segment:

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Net sales, including intersegment sales	$355.6	$285.0	$70.6	24.8%
EBIT	$82.3	$65.3	$17.0	26.0%
EBIT margin	23.1%	22.9%	—	20	bps

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Net sales, including intersegment sales	$355.6	$285.0	$70.6	24.8%
Acquisitions	42.1	—	42.1	NM
Currency	(1.6)	—	(1.6)	NM

Net sales, excluding the impact of acquisitions and currency	$315.1	$285.0	$30.1	10.6%

The Process Industries segment's net sales, excluding the effects of acquisitions and currency-rate changes, increased 10.6% in the first quarter of 2012 compared to the same period in the prior year primarily due to higher volume of approximately $20 million, as well as higher pricing and favorable sales mix of approximately $10 million. The higher sales were primarily due to an approximately 12% increase to industrial distributors. EBIT was higher in the first quarter of 2012 compared to the first quarter of 2011 primarily due to the impact of higher pricing and favorable sales mix of approximately $10 million, the impact of higher volume of approximately $10 million and the favorable impact from acquisitions, partially offset by higher selling, general and administrative expenses of approximately $5 million.

The Company expects the Process Industries segment’s sales to increase by 10% to 15% in 2012 compared to 2011. The increase in sales is expected to reflect continued strengthening of global industrial distribution and sales from new product lines, as well as the full-year impact of 2011 acquisitions and pricing. Sales for the Process Industries segment, excluding the effect of acquisitions and currency-rate changes, are expected to increase by approximately 5% to 10% in 2012 compared to 2011. EBIT for the Process Industries segment is expected to be up for 2012 compared to 2011 as a result of higher volume and pricing, partially offset by higher raw material costs and higher selling, general and administrative expenses.

Aerospace and Defense Segment:

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Net sales, including intersegment sales	$91.3	$79.1	$12.2	15.4%
EBIT	$10.7	$1.6	$9.1	NM
EBIT margin	11.7%	2.0%	—	970	bps

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Net sales, including intersegment sales	$91.3	$79.1	$12.2	15.4%
Currency	(0.2)	—	(0.2)	NM

Net sales, excluding the impact of currency	$91.5	$79.1	$12.4	15.7%

The Aerospace and Defense segment's net sales, excluding the impact of currency-rate changes, increased 15.7% in the first quarter of 2012 compared to the first quarter of 2011 primarily due to higher volume of approximately $12 million across most market sectors. EBIT was higher in the first quarter of 2012 compared to the first quarter of 2011 primarily due to the impact of higher volume of approximately $5 million, as well as favorable sales mix and pricing and lower selling, general and administrative expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Sales for the Aerospace and Defense segment are expected to increase by approximately 10% to 15% in 2012 compared to 2011 as a result of anticipated strengthening in the defense and commercial aerospace sectors. EBIT for 2012 is expected to be up significantly in 2012 compared to 2011 as a result of higher volume and better manufacturing efficiency.

Steel Segment:

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Net sales, including intersegment sales	$535.5	$481.5	$54.0	11.2%
EBIT	$88.0	$59.3	$28.7	48.4%
EBIT margin	16.4%	12.3%	—	410	bps

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Net sales, including intersegment sales	$535.5	$481.5	$54.0	11.2%
Currency	(0.3)	—	(0.3)	NM

Net sales, excluding the impact of currency	$535.8	$481.5	$54.3	11.3%

The Steel segment’s net sales for the first quarter of 2012, excluding the effect of currency-rate changes, increased 11.3% compared to the first quarter of 2011 primarily due to higher pricing and favorable sales mix of approximately $60 million, partially offset by lower volume of approximately $10 million. The lower volume was primarily driven by an approximately 20% decrease in mobile demand and an approximately 10% decrease in industrial demand, partially offset by an approximately 40% increase in oil and gas demand. The decrease in the mobile and industrial demand was primarily due to customers adjusting inventory levels. Steel shipments for the first quarter of 2012 were approximately 319,000 tons, compared to 330,000 tons for the first quarter of 2011, a decrease of approximately 3%. The Steel segment’s average selling price was $1,678 per ton for the first quarter of 2012, compared to an average selling price of $1,459 per ton in the first quarter of 2011. The increase in the average selling prices was primarily the result of higher pricing and favorable sales mix. Surcharges were $142.4 million in the first quarter of 2012, compared to $138.1 million in the first quarter of 2011. Surcharges are a pricing mechanism that the Company uses to recover scrap steel, energy and certain alloy costs, which are derived from published monthly indices.

The Steel segment’s EBIT increased in the first quarter of 2012 compared to the first quarter of 2011 primarily due to the impact of higher pricing and favorable sales mix of approximately $55 million, partially offset by the impact of lower volume of approximately $10 million, higher raw materials costs of approximately $10 million and expense of approximately $5 million related to the ratification of the new labor agreement. Raw material costs consumed in the manufacturing process, including scrap steel, alloys and energy, increased 28% in the first quarter of 2012 over the comparable period in the prior year to an average cost of $553 per ton.

The Company expects the Steel segment to see a 5% to 10% increase in sales for 2012 compared to 2011 due to higher average selling prices, partially offset by slightly lower volume. The higher average selling prices are expected to be driven by higher pricing as scrap steel and alloy prices are expected to increase in 2012. The Company expects lower demand driven by a 10% decrease in industrial demand, partially offset by a 14% increase in oil and gas demand. The Company expects the Steel segment’s EBIT to increase in 2012 compared to 2011 primarily due to higher average selling prices, partially offset by the impact of lower volume and higher raw material costs. Scrap, alloy and energy costs are expected to increase in the near term from current levels as global industrial production improves and then levels off.

Corporate:

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Corporate expenses	$20.7	$19.3	$1.4	7.3%
Corporate expenses % to net sales	1.5%	1.5%	—	0	bps

Corporate expenses increased slightly for the first quarter of 2012 compared to the same period in 2011 primarily due to higher salaries and related expenses.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Balance Sheet

The following discussion is a comparison of the Consolidated Balance Sheets at March 31, 2012 and December 31, 2011.

Current Assets:

	March 31, 2012	December 31, 2011	$ Change	% Change
Cash and cash equivalents	$355.3	$464.8	$(109.5)	(23.6)%
Restricted cash	3.6	3.6	—	0.0%
Accounts receivable, net	762.0	645.5	116.5	18.0%
Inventories, net	993.1	964.4	28.7	3.0%
Deferred income taxes	113.4	113.7	(0.3)	(0.3)%
Deferred charges and prepaid expenses	15.4	12.8	2.6	20.3%
Other current assets	73.7	87.5	(13.8)	(15.8)%

Total current assets	$2,316.5	$2,292.3	$24.2	1.1%

Refer to the Consolidated Statement of Cash Flows for a discussion of the decrease in cash and cash equivalents. Accounts receivable, net increased as a result of higher sales in the first quarter of 2012 compared to the fourth quarter of 2011. Inventories increased primarily to support higher sales and expected future demand. Other current assets decreased as a result of a $17 million decrease in short-term marketable securities. These short-term marketable securities matured during the first quarter of 2012 and were converted to cash and cash equivalents.

Property, Plant and Equipment – Net:

	March 31, 2012	December 31, 2011	$ Change	% Change
Property, plant and equipment	$3,642.0	$3,589.4	$52.6	1.5%
Less: allowances for depreciation	(2,328.7)	(2,280.5)	(48.2)	(2.1)%

Property, plant and equipment – net	$1,313.3	$1,308.9	$4.4	0.3%

The increase in property, plant and equipment – net in the first quarter of 2012 was primarily due to the impact of foreign currency translation. During the first quarter of 2012, capital expenditures were offset by current-year depreciation.

In November 2010, the Company entered into an agreement to sell the real estate of its former manufacturing facility in Sao Paulo, Brazil. The transfer of this land is expected to be completed in 2013 after the Company has completed the soil remediation of the site and the groundwater remediation has been approved. Based on the terms of the agreement, once the title transfers, the Company expects to receive approximately $33.7 million, including interest, subject to fluctuations in foreign currency exchange rates, over an 18-month period.

Other Assets:

	March 31, 2012	December 31, 2011	$ Change	% Change
Goodwill	$311.1	$307.2	$3.9	1.3%
Other intangible assets	253.4	261.6	(8.2)	(3.1)%
Deferred income taxes	133.8	141.9	(8.1)	(5.7)%
Other non-current assets	45.4	40.2	5.2	12.9%

Total other assets	$743.7	$750.9	$(7.2)	(1.0)%

The decrease in other intangible assets was primarily due to current-year amortization, as well as an adjustment to the value of the intangible assets acquired as part of the Drives acquisition. The decrease in deferred income taxes was primarily due to the tax impact of amortization of actuarial losses and prior-year service costs for defined benefit pension and postretirement plans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Current Liabilities:

	March 31, 2012	December 31, 2011	$ Change	% Change
Short-term debt	$13.0	$22.0	$(9.0)	(40.9)%
Accounts payable	310.6	287.3	23.3	8.1%
Salaries, wages and benefits	186.8	259.3	(72.5)	(28.0)%
Income taxes payable	121.5	70.2	51.3	73.1%
Deferred income taxes	3.7	3.1	0.6	19.4%
Other current liabilities	168.1	188.4	(20.3)	(10.8)%
Current portion of long-term debt	12.8	14.3	(1.5)	(10.5)%

Total current liabilities	$816.5	$844.6	$(28.1)	(3.3)%

The decrease in short-term debt was primarily due to a reduction in the utilization of the Company’s foreign lines of credit in Asia. The increase in accounts payable was primarily due to higher volume. The decrease in accrued salaries, wages and benefits was the result of the payout of the 2011 performance-based compensation, partially offset by current-year accruals for 2012 performance-based compensation. The increase in income taxes payable was primarily due to the current-year provision for income taxes, partially offset by income tax payments in 2012. The decrease in other current liabilities was primarily due to the payout of customer rebates and the payment of interest on the Company’s $250 million fixed-rate senior unsecured notes.

Non-Current Liabilities:

	March 31, 2012	December 31, 2011	$ Change	% Change
Long-term debt	$478.8	$478.8	$—	0.0%
Accrued pension cost	388.3	491.0	(102.7)	(20.9)%
Accrued postretirement benefits cost	392.7	395.9	(3.2)	(0.8)%
Deferred income taxes	6.9	7.5	(0.6)	(8.0)%
Other non-current liabilities	92.1	91.8	0.3	0.3%

Total non-current liabilities	$1,358.8	$1,465.0	$(106.2)	(7.2)%

The decrease in accrued pension cost was primarily due to the Company’s contributions of approximately $96 million to its defined benefit pension plans during the first quarter of 2012.

Shareholders’ Equity:

	March 31, 2012	December 31, 2011	$ Change	% Change
Common stock	$937.1	$942.3	$(5.2)	(0.6)%
Earnings invested in the business	2,137.9	2,004.7	133.2	6.6%
Accumulated other comprehensive loss	(853.2)	(889.5)	36.3	4.1%
Treasury shares	(38.0)	(29.2)	(8.8)	(30.1)%
Noncontrolling interest	14.4	14.2	0.2	1.4%

Total shareholders’ equity	$2,198.2	$2,042.5	$155.7	7.6%

Earnings invested in the business increased in the first quarter of 2012 by net income of $155.7 million, partially offset by dividends declared of $22.5 million. The decrease in accumulated other comprehensive loss was primarily due to a $23.4 million increase in foreign currency translation and a $12.3 million after-tax pension and postretirement adjustment as a result of the amortization of actuarial losses and prior-year service costs for defined benefit pension and postretirement plans. The foreign currency translation adjustments were due to the weakening of the U.S. dollar relative to other currencies, such as the Euro, the British pound, the Canadian dollar and the Polish zloty. See “Foreign Currency” for further discussion regarding the impact of foreign currency translation. The increase in treasury shares was primarily due to the Company’s purchase of 500,000 of its common shares for an aggregate of $26.2 million, partially offset by shares issued for stock compensation plans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cash Flows:

	For the Three Months Ended March 31,
	2012	2011	$ Change
Net cash used by operating activities	$(38.7)	$(197.6)	$158.9
Net cash used by investing activities	(29.2)	(32.2)	3.0
Net cash used by financing activities	(47.5)	(23.9)	(23.6)
Effect of exchange rate changes on cash	5.9	14.2	(8.3)

Decrease in cash and cash equivalents	$(109.5)	$(239.5)	$130.0

Net cash from operating activities used cash of $38.7 million in the first quarter of 2012, after using cash of $197.6 million in the first quarter of 2011. The change in cash from operating activities was primarily due to lower pension contributions and other postretirement benefit payments, lower cash used for working capital items, particularly accounts receivable and inventories, and higher net income. Pension contributions and other postretirement benefit payments were $104.7 million in the first quarter of 2012, compared to $166.0 million in the first quarter of 2011. Net income attributable to The Timken Company increased $43.0 million in the first quarter of 2012 compared to the first quarter of 2011.

The following chart displays the impact of working capital items on cash during the first quarters of 2012 and 2011, respectively:

	For the Three Months Ended March 31,
	2012	2011
Cash Provided (Used):
Accounts receivable	$(112.0)	$(149.6)
Inventories	(21.4)	(80.4)
Trade accounts payable	22.1	54.8
Other accrued expenses	(103.4)	(81.3)

The net cash used by investing activities of $29.2 million in the first quarter of 2012 decreased slightly from the same period in 2011 primarily due to a $30.8 million decrease in investments in short-term marketable securities, partially offset by a $25.9 million increase in capital expenditures. Short-term marketable securities provided cash of $17.5 million in the first quarter of 2012 after using cash of $13.3 million in the first quarter of 2011. The Company expects to increase capital expenditures by approximately $130 million in 2012 compared to the 2011 level.

The net cash flows from financing activities used cash of $47.5 million in the first quarter of 2012, after using cash of $23.9 million in the first quarter of 2011. The Company reduced its net borrowings by $11.4 million during the first quarter of 2012 after increasing its net borrowings, net of restricted cash, by $3.5 million during the first quarter of 2011. In addition, the Company increased dividends paid to shareholders by $4.9 million in the first quarter of 2012 compared to the first quarter of 2011.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

Total debt was $504.6 million and $515.1 million at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012, total debt of $504.6 million exceeded cash and cash equivalents and restricted cash of $358.9 million by $145.7 million. At December 31, 2011, total debt of $515.1 million exceeded cash and cash equivalents and restricted cash of $468.4 million by $46.7 million. The net debt to capital ratio was 6.2% and 2.2%, respectively, at March 31, 2012 and December 31, 2011.

Reconciliation of total debt to net debt and the ratio of net debt to capital:

Net Debt:

	March 31,	December 31,
	2012	2011
Short-term debt	$13.0	$22.0
Current portion of long-term debt	12.8	14.3
Long-term debt	478.8	478.8

Total debt	504.6	515.1
Less: Cash and cash equivalents	(355.3)	(464.8)
Restricted cash	(3.6)	(3.6)

Net debt	$145.7	$46.7

Ratio of Net Debt to Capital:

	March 31,	December 31,
	2012	2011
Net debt	$145.7	$46.7
Shareholders’ equity	2,198.2	2,042.5

Net debt + shareholders’ equity (capital)	$2,343.9	$2,089.2

Ratio of net debt to capital	6.2%	2.2%

The Company presents net debt because it believes net debt is more representative of the Company’s financial position than total debt due to the amount of cash and cash equivalents.

At March 31, 2012, the Company had no outstanding borrowings under its two-year Accounts Receivable Securitization Financing Agreement (Asset Securitization Agreement), which provides for borrowings up to $150 million, subject to certain borrowing base limitations, and is secured by certain domestic trade receivables of the Company. The Company had full availability under the Asset Securitization Agreement as of March 31, 2012.

At March 31, 2012, the Company had no outstanding borrowings under its Senior Credit Facility, but had letters of credit outstanding totaling $17.2 million, which reduced the availability under the Senior Credit Facility to $482.8 million. The Senior Credit Facility matures on May 11, 2016. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At March 31, 2012, the Company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.25 to 1.0. As of March 31, 2012, the Company’s consolidated leverage ratio was 0.49 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 4.0 to 1.0. As of March 31, 2012, the Company’s consolidated interest coverage ratio was 31.23 to 1.0.

The interest rate under the Senior Credit Facility is based on the Company’s consolidated leverage ratio. In addition, the Company pays a facility fee based on the consolidated leverage ratio multiplied by the aggregate commitments of all of the lenders under this agreement.

Other sources of liquidity include lines of credit for certain of the Company’s foreign subsidiaries, which provide for borrowings up to $274.0 million. The majority of these lines are uncommitted. At March 31, 2012, the Company had borrowings outstanding of $36.8 million and guarantees of $11.7 million, which reduced the availability under these facilities to $225.5 million.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

At March 31, 2012, approximately $240.0 million, or 67.6%, of the Company’s cash and cash equivalents resided in jurisdictions outside the United States. Repatriation of these funds to the United States could be subject to government restrictions and domestic and foreign taxes. Part of the Company’s strategy is to grow in attractive market sectors, many of which are outside the United States. This may include making investments in facilities and equipment and potential new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments when possible.

The Company expects to remain in compliance with its debt covenants. However, the Company may need to limit its borrowings under the Senior Credit Facility or other facilities in order to remain in compliance. As of March 31, 2012, the Company could have borrowed the full amounts available under the Senior Credit Facility and Asset Securitization Agreement, and would have still been in compliance with its debt covenants.

The Company expects cash from operations in 2012 to improve 167% over 2011 as the Company anticipates higher net income, as well as lower working capital increases and a decrease in pension and postretirement contributions. The Company expects to make approximately $375 million in pension and postretirement contributions in 2012, compared to $416 million in 2011. The Company also expects to increase capital expenditures to $335 million in 2012 compared to $205 million in 2011, primarily due to the Company’s investment at its Faircrest steel plant in Canton, Ohio.

Financing Obligations and Other Commitments

During the first three months of 2012, the Company made contributions of approximately $96 million to its global defined benefit pension plans, of which $93.8 million was discretionary. The Company currently expects to make contributions to its global defined benefit pension plans in 2012 totaling approximately $275 million, of which $255 million is discretionary. The Company also currently expects to make contributions to a Voluntary Employee Beneficiary Association (VEBA) trust to fund retiree healthcare costs totaling $100 million. The Company may consider making additional discretionary contributions to either its defined benefit pension plans or its postretirement benefit plans during 2012. Returns for the Company’s global defined benefit pension plan assets in 2011 were below the expected rate-of-return assumption of 8.5 percent due to broad decreases in global equity markets. These lower returns negatively impacted the funded status of the plans at the end of 2011 and are expected to result in higher pension expense and required pension contributions in future years. The impact of these unfavorable returns in 2011, as well as the impact of the lower discount rate for expense in 2012 compared to 2011 will increase pension expense to approximately $60 million, compared to $41 million in 2011. Returns for the Company’s U.S. defined benefit plan pension assets for the first three months of 2012 were approximately 7%.

During the first quarter of 2012, the Company purchased 500,000 of its common shares for approximately $26.2 million in the aggregate under the Company’s 2012 common share purchase plan. This plan authorizes the Company to buy, in the open market or in privately negotiated transactions, up to ten million common shares, which are to be held as treasury shares and used for specified purposes. The authorization expires on December 31, 2015.

The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.

Critical Accounting Policies and Estimates:

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company reviews its critical accounting policies throughout the year. The Company has concluded that there have been no changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2011, during the three months ended March 31, 2012.

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

Foreign currency exchange losses included in the Company’s operating results for the three months ended March 31, 2012 were $1.1 million, compared to a loss of $2.2 million during the three months ended March 31, 2011. For the three months ended March 31, 2012, the Company recorded a positive non-cash foreign currency translation adjustment of $23.4 million that increased shareholders’ equity, compared to a positive non-cash foreign currency translation adjustment of $33.0 million that increased shareholders’ equity for the three months ended March 31, 2011. The foreign currency translation adjustment for the three months ended March 31, 2012 was positively impacted by the weakening of the U.S. dollar relative to other currencies, such as the Euro, the British pound, the Canadian dollar and the Polish zloty.

New Labor Agreement

On February 21, 2012, the Company reached a new labor agreement with the United Steelworkers (USW) Local 1123. The agreement covers four facilities in Canton, Ohio through September 2017 and replaces an agreement that would have expired in September 2013. In the first quarter of 2012, the Company recognized approximately $5.6 million of expense as a result of ratification of this agreement.

Continued Dumping and Subsidy Offset Act

CDSOA provides for distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and people.

In September 2002, the World Trade Organization (WTO) ruled that CDSOA payments are not consistent with international trade rules. In February 2006, U.S. legislation was enacted that ended CDSOA distributions for dumped imports covered by antidumping duty orders entering the United States after September 30, 2007. Instead, any such antidumping duties collected would remain with the U.S. Treasury. Several countries objected that this U.S. legislation is not consistent with WTO rulings, and were granted retaliation rights by the WTO, typically in the form of increased tariffs on some imported goods from the United States. The European Union and Japan have been retaliating in this fashion against the operation of U.S. law.

In 2006, the U.S. Court of International Trade (CIT) ruled, in two separate decisions, that the procedure for determining recipients eligible to receive CDSOA distributions was unconstitutional. In addition, several other court cases challenging various provisions of CDSOA were ongoing. As a result, from 2006 through 2010 U.S. Customs and Border Protection (U.S. Customs) withheld a portion of the amounts that would otherwise have been distributed under CDSOA.

In February 2009, the U.S. Court of Appeals for the Federal Circuit reversed both of the 2006 decisions of the CIT. Later in December 2009, a plaintiff petitioned the U.S. Supreme Court to hear a further appeal, but the Supreme Court declined the petition, allowing the appellate court reversals to stand. At that time, several court cases challenging various provisions of the CDSOA were still unresolved, so U.S. Customs accepted the CIT’s recommendation to continue to withhold CDSOA receipts related to 2006 through 2010 until January 2012.

U.S. Customs began distributing the withheld funds to affected domestic producers in early April 2012 and is expected to continue this process until distributions originally withheld from 2006 through 2010 have been completed. In April 2012, the Company received CDSOA distributions of $112.8 million in the aggregate for 2006 through 2010.

While some of the challenges to CDSOA have been resolved, others are still in litigation. Since there continue to be legal challenges to CDSOA, U.S. Customs has advised all affected domestic producers that it is possible that CDSOA distributions could be subject to clawback.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Forward-Looking Statements

Certain statements set forth in this Form 10-Q and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (including the Company’s forecasts, beliefs and expectations) that are not historical in nature are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management’s Discussion and Analysis contains numerous forward-looking statements. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. The Company cautions readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of the Company due to a variety of factors, such as:

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

•	retention of CDSOA distributions; and

•	those items identified under Item 1A. Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Additional risks relating to the Company’s business, the industries in which the Company operates or the Company’s common shares may be described from time to time in the Company’s filings with the Securities and Exchange Commission. All of these risk factors are difficult to predict, are subject to material uncertainties that may affect actual results and may be beyond the Company’s control.

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

Refer to information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. Furthermore, a discussion of market risk exposures is included in Part II, Item 7A. Quantitative and Qualitative Disclosure about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes in reported market risk since the inclusion of this discussion in the Company’s Annual Report on Form 10-K referenced above.

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

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 includes a detailed discussion of our risk factors. There have been no material changes to the risk factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Common Stock

The following table provides information about purchases by the Company of its common stock during the quarter ended March 31, 2012.

			Total number	Maximum
			of shares	number of
			purchased as	shares that
			part of publicly	may yet
	Total number	Average	announced	be purchased
	of shares	price paid	plans or	under the plans
Period	purchased (1)	per share (2)	programs	or programs (3)
1/1/12 – 1/31/12	97,262	$48.84	—	2,000,000
2/1/12 – 2/29/12	197,417	52.23	—	10,000,000
3/1/12 – 3/31/12	501,840	52.39	500,000	9,500,000

Total	796,519	$51.91	500,000	9,500,000

(1)

The shares purchased in January, February and 1,840 of the shares purchased in March represent shares of the Company's common stock that are owned and tendered by employees to exercise stock options, and to satisfy withholding obligations in connection with the exercise of stock options and vesting of restricted shares.

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

(3)

Pursuant to the Company’s 2006 common stock purchase plan, the Company was authorized to purchase up to four million shares of common stock at an amount not to exceed $180 million in the aggregate until December 31, 2012. On February 10, 2012, the Board of Directors of the Company approved a new stock purchase plan pursuant to which the Company may purchase up to ten million shares of its common stock in the aggregate. This new stock purchase plan replaces the Company's 2006 common stock purchase plan and expires on December 31, 2015.

Item 6. Exhibits

10.1	The Timken Company 2012 Performance-Based Restricted Stock Unit Agreement for key employees.

10.2	The Timken Company 2012 Time-Based Restricted Stock Unit Agreement for key employees.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of James W. Griffith, President and Chief Executive Officer (principal executive officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Glenn A. Eisenberg, Executive Vice President – Finance and Administration (principal financial officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of James W. Griffith, President and Chief Executive Officer (principal executive officer) and Glenn A. Eisenberg, Executive Vice President – Finance and Administration (principal financial officer) of The Timken Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Financial statements from the quarterly report on Form 10-Q of The Timken Company for the quarter ended March 31, 2012, filed on May 2, 2012, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY
Date: May 2, 2012	By: /s/ James W. Griffith
James W. Griffith President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 2, 2012	By: /s/ Glenn A. Eisenberg
Glenn A. Eisenberg Executive Vice President – Finance and Administration (Principal Financial Officer)