Form 10-Q
period 2012-06-30
TIMKEN CO
filed 2012-07-31
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2012
Common Shares, without par value	97,329,738 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE TIMKEN COMPANY AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(Dollars in millions, except per share data)
Net sales	$1,343.2	$1,329.6	$2,764.2	$2,583.7
Cost of products sold	965.9	979.1	1,975.3	1,899.9
Gross Profit	377.3	350.5	788.9	683.8
Selling, general and administrative expenses	163.0	153.7	327.7	304.0
Impairment and restructuring charges	16.7	6.2	16.9	7.3
Operating Income	197.6	190.6	444.3	372.5
Interest expense	(8.1)	(9.3)	(16.7)	(19.1)
Interest income	0.7	1.4	1.4	2.9
Continued Dumping & Subsidy Offset Act (CDSOA) receipts, net of expense	109.5	—	109.5	—
Other (expense) income, net	(3.8)	1.1	(5.1)	(1.3)
Income Before Income Taxes	295.9	183.8	533.4	355.0
Provision for income taxes	112.5	61.5	194.0	118.9
Net Income	183.4	122.3	339.4	236.1
Less: Net income (loss) attributable to noncontrolling interest	(0.2)	0.8	0.1	1.9
Net Income attributable to The Timken Company	$183.6	$121.5	$339.3	$234.2
Net Income per Common Share attributable to The Timken Company Common Shareholders
Basic earnings per share	$1.88	$1.24	$3.47	$2.39
Diluted earnings per share	$1.86	$1.22	$3.44	$2.36
Dividends per share	$0.23	$0.20	$0.46	$0.38

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(Dollars in millions)
Net Income	$183.4	$122.3	$339.4	$236.1
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(39.4)	13.5	(16.0)	46.5
Unrealized gain on marketable securities	—	0.2	(0.5)	0.3
Pension and postretirement liability adjustment	9.7	11.8	22.0	18.5
Change in fair value of derivative financial instruments	0.4	0.3	1.4	0.1
Other comprehensive (loss) income	(29.3)	25.8	6.9	65.4
Comprehensive Income	154.1	148.1	346.3	301.5
Less: comprehensive (loss) income attributable to noncontrolling interest	(0.2)	0.9	—	2.0
Comprehensive Income attributable to The Timken Company	$154.3	$147.2	$346.3	$299.5
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	(Unaudited) June 30,	December 31,
	2012	2011
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$509.9	$464.8
Restricted cash	—	3.6
Accounts receivable, less allowances: 2012 – $13.0 million; 2011 – $19.0 million	715.7	645.5
Inventories, net	943.3	964.4
Deferred income taxes	112.8	113.7
Deferred charges and prepaid expenses	12.9	12.8
Other current assets	70.9	88.1
Total Current Assets	2,365.5	2,292.9
Property, Plant and Equipment-Net	1,320.0	1,308.9
Other Assets
Goodwill	332.1	332.7
Other intangible assets	226.3	235.7
Deferred income taxes	121.0	141.9
Other non-current assets	39.9	40.0
Total Other Assets	719.3	750.3
Total Assets	$4,404.8	$4,352.1
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$8.1	$22.0
Accounts payable, trade	283.7	287.3
Salaries, wages and benefits	202.7	259.3
Income taxes payable	140.8	70.2
Deferred income taxes	3.6	3.1
Other current liabilities	176.6	188.4
Current portion of long-term debt	12.2	14.3
Total Current Liabilities	827.7	844.6
Non-Current Liabilities
Long-term debt	473.9	478.8
Accrued pension cost	278.0	491.0
Accrued postretirement benefits cost	389.2	395.9
Deferred income taxes	6.6	7.5
Other non-current liabilities	114.2	91.8
Total Non-Current Liabilities	1,261.9	1,465.0
Shareholders’ Equity
Class I and II Serial Preferred Stock, without par value:
Authorized – 10,000,000 shares each class, none issued	—	—
Common stock, without par value:
Authorized – 200,000,000 shares
Issued (including shares in treasury) (2012 – 98,375,135 shares; 2011 – 98,375,135 shares)
Stated capital	53.1	53.1
Other paid-in capital	884.2	889.2
Earnings invested in the business	2,299.1	2,004.7
Accumulated other comprehensive loss	(882.5)	(889.5)
Treasury shares at cost (2012 – 1,045,397 shares; 2011 – 708,327 shares)	(52.9)	(29.2)
Total Shareholders’ Equity	2,301.0	2,028.3
Noncontrolling Interest	14.2	14.2
Total Equity	2,315.2	2,042.5
Total Liabilities and Shareholders’ Equity	$4,404.8	$4,352.1
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2012	2011
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income attributable to The Timken Company	$339.3	$234.2
Net income attributable to noncontrolling interest	0.1	1.9
Adjustments to reconcile income before income taxes to net cash provided by operating activities:
Depreciation and amortization	99.8	93.8
Impairment charges	—	3.2
Loss (gain) on sale of assets	2.9	(1.1)
Deferred income tax provision	4.2	42.2
Stock-based compensation expense	9.3	9.2
Pension and other postretirement expense	50.4	37.2
Pension contributions and other postretirement benefit payments	(225.9)	(331.8)
Changes in operating assets and liabilities:
Accounts receivable	(74.5)	(191.7)
Inventories	15.1	(86.6)
Accounts payable, trade	(2.1)	46.9
Other accrued expenses	(77.2)	(38.8)
Income taxes	102.9	19.8
Other – net	(7.9)	(1.3)
Net Cash Provided (Used) by Operating Activities	236.4	(162.9)
Investing Activities
Capital expenditures	(115.3)	(59.6)
Acquisitions	(0.2)	—
Proceeds from disposals of property, plant and equipment	1.4	5.2
Divestitures	—	4.8
Investments in short-term marketable securities, net	18.2	(13.3)
Other	2.6	1.9
Net Cash Used by Investing Activities	(93.3)	(61.0)
Financing Activities
Cash dividends paid to shareholders	(44.9)	(37.1)
Net proceeds from common share activity	19.8	23.2
Purchase of treasury shares	(51.7)	(25.3)
Proceeds from issuance of long-term debt	—	9.2
Payments on long-term debt	(6.9)	(3.1)
Short-term debt activity – net	(13.7)	0.1
Decrease (increase) in restricted cash	3.6	(4.8)
Other	—	(4.1)
Net Cash Used by Financing Activities	(93.8)	(41.9)
Effect of exchange rate changes on cash	(4.2)	21.5
Decrease In Cash and Cash Equivalents	45.1	(244.3)
Cash and cash equivalents at beginning of year	464.8	877.1
Cash and Cash Equivalents at End of Period	$509.9	$632.8
See accompanying Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions, except per share data)

Note 1 -	Basis of Presentation
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

Note 2 -	Recent Accounting Pronouncements

Effective January 1, 2012, the Company adopted the two-statement approach for the presentation of other comprehensive income in accordance with Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 220): "Presentation of Comprehensive Income." The two-statement approach allows for the components of net income and total net income to be presented in a financial statement, immediately followed by a financial statement presenting the components of other comprehensive income and a total for comprehensive income. The Consolidated Financial Statements include the Consolidated Statements of Comprehensive Income as a result of adopting this new guidance.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." The amendments are being made to allow the Financial Accounting Standards Board (FASB) time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. As the FASB is considering the presentation requirements, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05.

The Company adopted ASU No. 2011-04, Fair Value Measurement (Topic 820): "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" effective January 1, 2012. The new accounting requirements do not extend the use of fair value accounting; they only provide additional guidance on the application and disclosure of fair value accounting where its use is currently permitted. The new accounting requirements also expand the disclosures about fair value measurement.

Note 3 -	Inventories

The components of inventories were as follows:

	June 30, 2012	December 31, 2011
Inventories, net:
Manufacturing supplies	$69.3	$65.6
Raw materials	131.6	129.8
Work in process	324.1	327.4
Finished products	455.1	472.4
Subtotal	980.1	995.2
Allowance for obsolete and surplus inventory	(36.8)	(30.8)
Total Inventories, net	$943.3	$964.4

Inventories are valued at the lower of cost or market, with approximately 55% valued by the last-in, first-out (LIFO) method and the remaining 45% valued by the first-in, first-out (FIFO) method. The majority of the Company's domestic inventories are valued by the LIFO method and all of the Company's international (outside the United States) inventories are valued by the FIFO method.

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

The LIFO reserve at June 30, 2012 and December 31, 2011 was $296.9 million and $287.7 million, respectively. The Company recognized an increase in its LIFO reserve of $0.1 million and $9.2 million during the second quarter and first six months of 2012, respectively, compared to an increase in its LIFO reserve of $9.7 million and $15.7 million during the second quarter and first six months of 2011, respectively.

Based on current expectations of inventory levels and costs, the Company expects to recognize approximately $17.6 million in LIFO expense for the year ended December 31, 2012. The expected increase in the LIFO reserve for 2012 reflects anticipated higher costs, especially scrap steel costs, as well as higher quantities. A 1.0% increase in costs would increase the current LIFO expense estimate for 2012 by $8.7 million. A 1.0% increase in inventory quantities would have no effect on the current LIFO expense estimate for 2012.

Note 4 -	Property, Plant and Equipment

The components of property, plant and equipment were as follows:

	June 30, 2012	December 31, 2011
Property, Plant and Equipment:
Land and buildings	$644.2	$637.3
Machinery and equipment	3,014.5	2,952.1
Subtotal	3,658.7	3,589.4
Less allowances for depreciation	(2,338.7)	(2,280.5)
Property, Plant and Equipment – net	$1,320.0	$1,308.9

Depreciation expense for the six months ended June 30, 2012 and 2011 was $90.3 million and $89.2 million, respectively. At June 30, 2012 and December 31, 2011 machinery and equipment included approximately $86.7 million and $90.5 million, respectively, of capitalized software. Depreciation expense on capitalized software for the six months ended June 30, 2012 and 2011 was approximately $11.6 million and $10.5 million, respectively.

Note 5 -	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2012 were as follows:

	Mobile Industries	Process Industries	Aerospace and Defense	Steel	Total
Beginning Balance	$16.9	$141.1	$162.1	$12.6	$332.7
Acquisitions	—	0.2	—	—	0.2
Other	—	(0.7)	(0.1)	—	(0.8)
Ending Balance	$16.9	$140.6	$162.0	$12.6	$332.1

During the first six months of 2012, the Company allocated goodwill acquired as part of the acquisition of Drives, LLC (Drives) between the Mobile Industries and Process Industries segments based on the relative fair value of each reporting unit. The Company also obtained additional information on the fair value of intangible assets acquired in 2011 and, therefore, adjusted the value of goodwill and other intangible assets during the first six months of 2012 (See Note 14 – Acquisitions for additional information on the purchase price allocation). The purchase price allocation adjustments were made retroactive to December 31, 2011. Other primarily includes foreign currency translation adjustments.

The following table displays intangible assets as of June 30, 2012 and December 31, 2011:

	As of June 30, 2012			As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$157.1	$32.5	$124.6	$157.1	$26.3	$130.8
Know-how	22.6	2.2	20.4	22.6	1.5	21.1
Industrial license agreements	0.1	0.1	—	0.1	0.1	—
Land-use rights	8.5	3.9	4.6	8.6	3.8	4.8
Patents	2.5	1.8	0.7	2.5	1.7	0.8
Technology use	46.9	10.0	36.9	46.9	8.7	38.2
Trademarks	2.9	2.3	0.6	2.8	2.3	0.5
PMA licenses	8.8	3.3	5.5	8.8	3.1	5.7
Non-compete agreements	3.9	2.9	1.0	3.9	2.5	1.4
Unpatented technology	7.2	6.7	0.5	7.2	6.3	0.9
	$260.5	$65.7	$194.8	$260.5	$56.3	$204.2
Intangible assets not subject to amortization:
Tradename	$17.3	$—	$17.3	$17.3	$—	$17.3
FAA air agency certificates	14.2	—	14.2	14.2	—	14.2
	$31.5	$—	$31.5	$31.5	$—	$31.5
Total intangible assets	$292.0	$65.7	$226.3	$292.0	$56.3	$235.7

Amortization expense for intangible assets was $9.5 million and $4.6 million for the six months ended June 30, 2012 and June 30, 2011, respectively. Amortization expense for intangible assets is estimated to be approximately $18.7 million for 2012; $17.4 million in 2013; $16.9 million in 2014; $16.8 million in 2015; and $16.5 million in 2016.

Note 6 -	Financing Arrangements

Short-term debt at June 30, 2012 and December 31, 2011 was as follows:

	June 30, 2012	December 31, 2011
Variable-rate lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 2.49% to 6.89% and 2.24% to 11.0% at June 30, 2012 and December 31, 2011, respectively	$8.1	$22.0
Short-term debt	$8.1	$22.0

The lines of credit for certain of the Company’s foreign subsidiaries provide for short-term borrowings up to $239.0 million. At June 30, 2012, the Company’s foreign subsidiaries had borrowings outstanding of $8.1 million and guarantees of $3.4 million, which reduced the availability under these facilities to $227.5 million.

The Company has a $150 million Accounts Receivable Securitization Financing Agreement (Asset Securitization Agreement), which matures November 10, 2012. Under the terms of the Asset Securitization Agreement, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary, that in turn uses the trade receivables to secure borrowings, which are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the agreement are limited by certain borrowing base calculations. Any amounts outstanding under this Asset Securitization Agreement would be reported in short-term debt on the Company’s Consolidated Balance Sheet. As of June 30, 2012, there were no outstanding borrowings under the Asset Securitization Agreement. The cost of this facility, which is the commercial paper rate plus program fees, is considered a financing cost and is included in interest expense in the Consolidated Statements of Income.

Long-term debt at June 30, 2012 and December 31, 2011 was as follows:

	June 30, 2012	December 31, 2011
Fixed-rate Medium-Term Notes, Series A, mature at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	$175.0	$175.0
Fixed-rate Senior Unsecured Notes, maturing on September 15, 2014, with an interest rate of 6.0%	249.8	249.8
Variable-rate State of Ohio Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.19% at June 30, 2012)	12.2	12.2
Variable-rate State of Ohio Air Quality Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.39% at June 30, 2012)	9.5	9.5
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (0.39% at June 30, 2012)	17.0	17.0
Variable-rate credit facility with US Bank for Advanced Green Components, LLC, maturing on May 23, 2013 (1.35% at June 30, 2012)	1.7	5.1
Other	20.9	24.5
	486.1	493.1
Less current maturities	12.2	14.3
Long-term debt	$473.9	$478.8

On May 11, 2011, the Company entered into a $500 million Amended and Restated Credit Agreement (Senior Credit Facility). This Senior Credit Facility amended and restated the former senior credit facility, which was due to expire on July 10, 2012. The Senior Credit Facility now matures on May 11, 2016. At June 30, 2012, the Company had no outstanding borrowings under the Senior Credit Facility but had letters of credit outstanding totaling $17.2 million, which reduced the availability under the Senior Credit Facility to $482.8 million. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At June 30, 2012, the Company was in full compliance with the covenants under the Senior Credit Facility.

In 2011, the Company was notified that its variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033, had lost their tax-exempt status and would now be taxable to its bondholders. As part of the negotiation with the Internal Revenue Service (IRS), the Company will redeem half of the $17 million balance during the third quarter of 2012. The remaining balance matures on June 1, 2033.

Certain of the Company’s foreign subsidiaries have facilities that also provide for long-term borrowings up to $18.9 million. At June 30, 2012, the Company had borrowings outstanding of $18.9 million, leaving no availability under these long-term facilities.

Note 7 - Product Warranty

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

The following is a rollforward of the warranty accruals for the six months ended June 30, 2012 and the twelve months ended December 31, 2011:

	June 30, 2012	December 31, 2011
Beginning balance, January 1	$11.7	$8.0
Expense	(1.1)	9.0
Payments	(4.0)	(5.3)
Ending balance	$6.6	$11.7

The product warranty accrual at June 30, 2012 and December 31, 2011 was included in other current liabilities on the Consolidated Balance Sheets.

Note 8 -	Equity

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Earnings Invested in the Business	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non- controlling Interest
Balance at December 31, 2011	$2,042.5	$53.1	$889.2	$2,004.7	$(889.5)	$(29.2)	$14.2
Net income	339.4			339.3			0.1
Foreign currency translation adjustment	(16.0)				(16.0)
Pension and postretirement liability adjustment (net of the income tax benefit of $16.4 million)	22.0				22.0
Unrealized gain on marketable securities	(0.5)				(0.4)		(0.1)
Change in fair value of derivative financial instruments, net of reclassifications	1.4				1.4
Dividends – $0.46 per share	(44.9)			(44.9)
Excess tax benefit from stock compensation	9.5		9.5
Stock-based compensation expense	9.3		9.3
Stock purchased at fair market value	(51.7)					(51.7)
Stock option exercise activity	12.2		(20.2)			32.4
Restricted shares (issued) surrendered	—		(3.6)			3.6
Shares surrendered for taxes	(8.0)					(8.0)
Balance at June 30, 2012	$2,315.2	$53.1	$884.2	$2,299.1	$(882.5)	$(52.9)	$14.2

Note 9 - Earnings Per Share

The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net Income attributable to The Timken Company	$183.6	$121.5	$339.3	$234.2
Less: undistributed earnings allocated to nonvested stock	0.6	0.4	1.2	0.9
Net income available to common shareholders for basic earnings per share and diluted earnings per share	$183.0	$121.1	$338.1	$233.3
Denominator:
Weighted average number of shares outstanding – basic	97,265,627	97,644,773	97,355,740	97,552,528
Effect of dilutive securities:
Stock options and awards - based on the treasury stock method	938,578	1,255,219	1,017,617	1,353,328
Weighted average number of shares outstanding, assuming dilution of stock options and awards	98,204,205	98,899,992	98,373,357	98,905,856
Basic earnings per share	$1.88	$1.24	$3.47	$2.39
Diluted earnings per share	$1.86	$1.22	$3.44	$2.36

The exercise prices for certain stock options that the Company has awarded exceed the average market price of the Company’s common stock. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. The antidilutive stock options outstanding were 612,300 during the second quarter of 2012 and there were no anti-dilutive stock options outstanding during the second quarter of 2011. The antidilutive stock options outstanding were 459,635 and 176,500 during the six months ended June 30, 2012 and 2011, respectively.

Note 10 - Segment Information

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales to external customers:
Mobile Industries	$448.2	$465.1	$917.3	$908.0
Process Industries	336.6	307.5	690.7	591.6
Aerospace and Defense	87.2	83.5	178.5	162.6
Steel	471.2	473.5	977.7	921.5
	$1,343.2	$1,329.6	$2,764.2	$2,583.7
Intersegment sales:
Mobile Industries	$0.2	$0.1	$0.2	$0.2
Process Industries	1.1	0.8	2.6	1.7
Steel	28.6	31.6	57.6	65.1
	$29.9	$32.5	$60.4	$67.0
Segment EBIT:
Mobile Industries	$48.8	$71.4	$135.5	$143.5
Process Industries	71.3	68.7	153.6	134.0
Aerospace and Defense	7.9	2.5	18.6	4.1
Steel	88.9	71.3	176.9	130.6
Total EBIT for reportable segments	$216.9	$213.9	$484.6	$412.2
Unallocated corporate expenses	(23.0)	(21.8)	(43.7)	(41.1)
CDSOA receipt, net of expense	109.5	—	109.5	—
Interest expense	(8.1)	(9.3)	(16.7)	(19.1)
Interest income	0.7	1.4	1.4	2.9
Intersegment adjustments	(0.1)	(0.4)	(1.7)	0.1
Income before income taxes	$295.9	$183.8	$533.4	$355.0

The U.S. Continued Dumping and Subsidy Offset Act (CDSOA)

CDSOA provides for distribution of monies collected by U.S. Customs and Border Protection (U.S. Customs) from antidumping cases to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and people.

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

In 2006, the U.S. Court of International Trade (CIT) ruled, in two separate decisions, that the procedure for determining recipients eligible to receive CDSOA distributions was unconstitutional. In addition, several other court cases challenging various provisions of CDSOA were ongoing. As a result, from 2006 through 2010 U.S. Customs withheld a portion of the amounts that would otherwise have been distributed under CDSOA.

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

U.S. Customs began distributing the withheld funds to affected domestic producers in early April 2012. In April 2012, the Company received CDSOA distributions of $112.8 million in the aggregate for amounts originally withheld from 2006 through 2010.

While some of the challenges to CDSOA have been resolved, others are still in litigation. Since there continue to be legal challenges to CDSOA, U.S. Customs has advised all affected domestic producers that it is possible that CDSOA distributions could be subject to clawback.

Note 11 - Impairment and Restructuring Charges

Impairment and restructuring charges by segment are comprised of the following:

For the three months ended June 30, 2012:

	Mobile Industries	Process Industries	Aerospace & Defense	Total
Severance and related benefit costs	$16.2	$0.3	$—	$16.5
Exit costs	0.2	—	—	0.2
Total	$16.4	$0.3	$—	$16.7

For the three months ended June 30, 2011:

	Mobile Industries	Process Industries	Aerospace & Defense	Total
Impairment charges	$0.1	$0.2	$0.1	$0.4
Severance and related benefit costs	0.2	—	—	0.2
Exit costs	5.4	0.2	—	5.6
Total	$5.7	$0.4	$0.1	$6.2

For the six months ended June 30, 2012:

	Mobile Industries	Process Industries	Aerospace & Defense	Total
Severance and related benefit costs	$16.3	$0.3	$—	$16.6
Exit costs	0.3	—	—	0.3
Total	$16.6	$0.3	$—	$16.9

For the six months ended June 30, 2011:

	Mobile Industries	Process Industries	Aerospace & Defense	Total
Impairment charges	$0.1	$0.2	$0.1	$0.4
Severance expense and related benefit costs	0.1	—	—	0.1
Exit costs	6.6	0.2	—	6.8
Total	$6.8	$0.4	$0.1	$7.3

The following discussion explains the major impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above.

Mobile Industries

In May 2012, the Company announced the closure of its manufacturing facility in St. Thomas, Ontario, Canada (St. Thomas) to be completed in approximately one year and its intent to consolidate bearing production at this plant with its existing U.S. operations to better align the Company's manufacturing footprint and customer base. The Company will also move customer service for the Canadian market to its offices in Toronto. Production is expected to be transferred to the Company's operations in Ohio, North Carolina and South Carolina by mid-2013. The closure of the St. Thomas manufacturing facility will displace approximately 190 employees. The Company expects to incur pretax costs of approximately $55 million to $65 million in connection with this closure, of which approximately $20 million to $25 million is expected to be pretax cash costs. The Company has incurred pretax expenses of approximately $17.7 million as of June 30, 2012 including rationalization costs recorded in cost of products sold. During the second quarter of 2012, the Company recorded $16.5 million of severance and related benefits, including a curtailment of pension benefits of $10.7 million. The majority of the $16.5 million charge related to the Mobile Industries segment.

In March 2007, the Company announced the closure of its manufacturing facility in Sao Paulo, Brazil. The Company completed the closure of this manufacturing facility on March 31, 2010. Pretax costs associated with the closure could be as high as approximately $60 million, which includes restructuring costs and rationalization costs recorded in cost of products sold and selling, general and administrative expenses. Mobile Industries has incurred cumulative pretax expenses of approximately $52.3 million as of June 30, 2012 related to this closure. During the first six months of 2012, the Company recorded $2.9 million of exit costs associated with the closure of this facility primarily related to environmental remediation costs. During the second quarter and first six months of 2011, the Company recorded $4.9 million and $6.0 million, respectively, of exit costs associated with this closure. The exit costs recorded in the second quarter and first six months of 2011 were primarily related to environmental remediation costs and workers' compensation claims for former employees. The Company accrues environmental remediation costs and workers' compensation claims when they are probable and estimable.

In addition to the above charges, the Company recorded a favorable adjustment of $2.7 million during the first six months of 2012 for environmental exit costs at the site of its former plant in Columbus, Ohio. The favorable adjustment was a result of the sale of the real estate at the site of this former plant during the first quarter of 2012. The buyer assumed responsibility for the environmental remediation as a result of the sale. The buyer was able to obtain funding from the State of Ohio to remediate the site.

The following is a rollforward of the consolidated restructuring accrual for the six months ended June 30, 2012 and the twelve months ended December 31, 2011:

	June 30, 2012	December 31, 2011
Beginning balance, January 1	$21.8	$22.1
Expense	6.2	13.9
Payments	(10.3)	(14.2)
Ending balance	$17.7	$21.8

The restructuring accrual at June 30, 2012 and December 31, 2011 was included in other current liabilities on the Consolidated Balance Sheets. The restructuring accrual at June 30, 2012 excluded costs related to the curtailment of pension benefit plans of $10.7 million. The restructuring accrual at June 30, 2012 included $6.7 million of environmental remediation costs, of which $5.6 million relates to Sao Paulo, Brazil. The Company adjusts environmental remediation accruals based on the best available estimate of costs to be incurred, the timing and extent of remedial actions required by governmental authorities and the amount of the Company's liability in proportion to other responsible parties. The Company's estimated total liability for this site ranges from a minimum of $5.6 million to a maximum of $11.2 million. It is possible that the estimates may change in the near term.

Note 12 - Retirement and Postretirement Benefit Plans

The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension and postretirement benefit plans. The amounts for the three months and six months ended June 30, 2012 are based on updated actuarial calculations prepared during the second quarter of 2012. The net periodic benefit cost recorded for the three months and six months ended June 30, 2012 is the Company’s best estimate of each period’s proportionate share of the amounts to be recorded for the year ending December 31, 2012.

	Pension		Postretirement
	Three Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011
Components of net periodic benefit cost
Service cost	$8.4	$7.9	$0.5	$0.7
Interest cost	37.8	39.6	6.7	7.5
Expected return on plan assets	(55.3)	(57.5)	(2.5)	(1.5)
Amortization of prior service cost (credit)	2.4	2.3	—	0.2
Amortization of net actuarial loss	20.5	15.2	0.2	0.5
Curtailment loss	10.7	—	—	—
Net periodic benefit cost	$24.5	$7.5	$4.9	$7.4

	Pension		Postretirement
	Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Components of net periodic benefit cost
Service cost	$17.2	$16.2	$1.2	$1.2
Interest cost	75.6	79.4	13.9	16.2
Expected return on plan assets	(110.5)	(107.6)	(5.3)	(2.2)
Amortization of prior service cost (credit)	4.7	4.7	(0.1)	(0.2)
Amortization of net actuarial loss	41.7	28.0	1.3	1.5
Curtailment loss	10.7	—	—	—
Net periodic benefit cost	$39.4	$20.7	$11.0	$16.5

Note 13 -	Income Taxes

The Company’s provision for income taxes in interim periods is computed by applying the appropriate annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior year tax liabilities, are recorded during the period(s) in which they occur.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Provision for income taxes	$112.5	$61.5	$194.0	$118.9
Effective tax rate	38.0%	33.5%	36.4%	33.5%

The effective tax rate in the second quarter of 2012 was higher than the U.S. federal statutory rate of 35% primarily due to losses at certain foreign subsidiaries where no tax benefit could be recorded, including restructuring charges related to the closure of the manufacturing facility in St. Thomas, U.S. state and local taxes, and U.S. taxation of foreign income. These factors were partially offset by the U.S. manufacturing deduction and other U.S. tax benefits.

The effective tax rate in the second quarter of 2011 was lower than the U.S. federal statutory tax rate of 35% primarily as a result of lower taxes related to non-U.S. earnings and the net impact of other U.S. tax benefits, such as the U.S. research tax credit and U.S. manufacturing deduction, partially offset by U.S. state and local taxes and the net impact of other items.

The increase in the effective tax rate in the second quarter of 2012 compared to the second quarter of 2011 was primarily due to higher losses at certain foreign subsidiaries where no tax benefit could be recorded, including restructuring charges related to the closure of the manufacturing facility in St. Thomas, lower earnings in certain foreign jurisdictions where the effective tax rate was lower than 35%, and higher U.S. state and local taxes. These factors were partially offset by higher tax benefits from the U.S. manufacturing deduction.
The effective tax rate for the first six months of 2012 was higher than the U.S. federal statutory rate of 35% primarily due to U.S. state and local taxes, U.S. taxation of foreign income, and losses at certain foreign subsidiaries where no tax benefit could be recorded, including restructuring charges related to the closure of the manufacturing facility in St. Thomas. These factors were partially offset by earnings in certain foreign jurisdictions where the effective tax rate was less than 35%, the U.S. manufacturing deduction and other U.S. tax benefits.
The effective tax rate for the first six months of 2011 was lower than the U.S. federal statutory tax rate of 35% primarily as a result of lower taxes related to non-U.S. earnings, and the net impact of other U.S. tax benefits, such as the U.S. research tax credit and U.S. manufacturing deduction, partially offset by U.S. state and local taxes and the net impact of other items.

The increase in the effective tax rate in the first six months of 2012 compared to the first six months of 2011 was primarily due to higher losses at certain foreign subsidiaries where no tax benefit could be recorded, including restructuring charges related to the closure of the manufacturing facility in St. Thomas, lower earnings in certain foreign jurisdictions where the effective tax rate was lower than 35%, and higher U.S. state and local taxes, partially offset by higher tax benefits from the U.S. manufacturing deduction.
As of June 30, 2012, the Company had approximately $110.3 million of total gross unrecognized tax benefits. Included in this amount was approximately $45.3 million, that represents the amount of unrecognized tax benefits that would favorably impact the Company's effective income tax rate in any future periods if such benefits were recognized. As of June 30, 2012, the Company anticipates a decrease in its unrecognized tax positions of approximately $43.0 million to $44.0 million during the next 12 months. The anticipated decrease is primarily due to settlements with tax authorities. As of June 30, 2012, the Company has accrued approximately $10.2 million of interest and penalties related to uncertain tax positions. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense.
As of December 31, 2011, the Company had approximately $87.2 million of total gross unrecognized tax benefits. Included in this amount was approximately $45.3 million, that represents the amount of unrecognized tax benefits that would favorably impact the Company's effective income tax rate in any future periods if such benefits were recognized. As of December 31, 2011, the Company has accrued approximately $9.0 million of interest and penalties related to uncertain tax positions. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense.
The following table reconciles the Company's total gross unrecognized tax benefits:

	June 30, 2012	December 31, 2011
Beginning balance, January 1	$87.2	$77.8
Tax positions related to the current year:
Additions	21.0	1.3
Tax positions related to prior years:
Additions	3.3	13.7
Reductions	(0.7)	(5.6)
Lapses in statutes of limitation	(0.5)	—
Ending balance	$110.3	$87.2

During the first six months of 2012, gross unrecognized tax benefits increased primarily due to net additions related to current year tax matters including the timing of income recognition for certain amounts received by the Company and treated as capital contributions pursuant to Section 118 of the Internal Revenue Code and other miscellaneous items. These increases were partially offset by reductions related to prior year tax matters including taxes related to the Company's international operations, and lapses in statute of limitation on various tax matters.

During 2011, gross unrecognized tax benefits increased primarily due to net additions related to various prior year and current year tax matters, including U.S. state and local taxes, and taxes related to the Company's international operations. These increases were partially offset by reductions related to prior year and current year tax matters, including U.S. state and local taxes and taxes related to the Company's international operations, and lapses in statute of limitation on various tax matters.
As of June 30, 2012, the Company is subject to examination by the IRS for tax years 2006 to the present. The Company is also subject to tax examination in various U.S. state and local tax jurisdictions for tax years 2007 to the present, as well as various foreign tax jurisdictions, including Brazil, Germany, India and Canada for tax years 2004 to the present.
The current portion of the Company's unrecognized tax benefits is presented on the Consolidated Balance Sheets within income taxes payable, and the non-current portion is presented as a component of other non-current liabilities.

Note 14 -	Acquisitions

On October 3, 2011, the Company completed the acquisition of Drives for approximately $93 million in cash. On July 1, 2011, the Company completed the acquisition of substantially all of the assets of Philadelphia Gear Corp. (Philadelphia Gear) for approximately $199 million in cash. The Company makes an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities. In the months after closing, the Company obtains additional information and is able to refine the estimates of fair value and more accurately allocate the purchase price. During the first six months of 2012, the Company finalized the purchase price allocation for the Philadelphia Gear acquisition and the Drives acquisition and all appropriate adjustments were made. The purchase price allocation was made retroactive to December 31, 2011 on the Consolidated Balance Sheets.

The following table presents the initial purchase price allocation for acquisitions in 2011 and adjustments to the purchase price allocation during the first six months of 2012:

	Initial Purchase Price Allocation	Adjustments	Adjusted Purchase Price Allocation
Assets:
Accounts receivable, net	$25.6	$—	$25.6
Inventories, net	23.6	—	23.6
Deferred charges and prepaid expenses	0.9	—	0.9
Other current assets	0.1	0.5	0.6
Property, plant and equipment – net	32.1	—	32.1
Goodwill	83.3	25.7	109.0
Other intangible assets	146.9	(25.9)	121.0
Other non-current assets	0.6	(0.1)	0.5
Total assets acquired	$313.1	$0.2	$313.3
Liabilities:
Accounts payable, trade	$10.7	$—	$10.7
Salaries, wages and benefits	5.1	—	5.1
Other current liabilities	5.2	—	5.2
Total liabilities assumed	$21.0	$—	$21.0
Net assets acquired	$292.1	$0.2	$292.3

The following table summarizes the initial purchase price allocation for acquisitions in 2011 and the adjusted purchase price allocation as of June 30, 2012:

	Initial Purchase Price Allocation			Adjusted Purchase Price Allocation
		Weighted - Average Life			Weighted - Average Life
Trade name (not subject to amortization)	$4.1	Indefinite		$15.3	Indefinite
Developed Technology	5.4	7	years	8.0	15	years
Trade name	12.0	15	years	0.3	2	years
Know-how	15.0	20	years	20.6	20	years
All customer relationships	108.4	17	years	75.7	10	years
Non-compete agreements	2.0	5	years	1.1	3	years
Total intangible assets allocated	$146.9			$121.0

Note 15 - Fair Value

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

The following table presents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012:

	Fair Value at June 30, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$509.9	$509.9	$—	$—
Short-term investments	28.2	28.2	—	—
Foreign currency hedges	2.7	—	2.7	—
Total Assets	$540.8	$538.1	$2.7	$—
Liabilities:
Foreign currency hedges	$4.0	$—	$4.0	$—
Total Liabilities	$4.0	$—	$4.0	$—

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

The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, net, accounts payable, trade, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, net, accounts payable, trade and short-term borrowings are a reasonable estimate of their fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $492.5 million and $480.7 million at June 30, 2012 and December 31, 2011, respectively. The carrying value of this debt was $427.2 million and $428.9 million at June 30, 2012 and December 31, 2011, respectively. The fair value of long-term fixed debt was measured using Level 2 inputs.

ITEM 2. MANAGEMENT'S DISCSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS
(Dollars in millions, except per share data)

Overview

Introduction

The Timken Company engineers, manufactures, sells and services highly engineered anti-friction bearings and assemblies, high-quality alloy steels and aerospace power transmission systems, as well as provides a broad spectrum of related products and services. The Company operates under four segments: (1) Mobile Industries; (2) Process Industries; (3) Aerospace and Defense; and (4) Steel. The following is a description of the Company's segments:

•
Mobile Industries provides bearings, power transmission components, engineered chains, augers and related products and services to original equipment manufacturers and suppliers of agricultural, construction and mining equipment, passenger cars, light trucks, medium and heavy-duty trucks, rail cars and locomotives, as well as to automotive and heavy truck aftermarket distributors.

•
Process Industries provides bearings, power transmission components, engineered chains, and related products and services to original equipment manufacturers and suppliers of power transmission, energy and heavy industries machinery and equipment. This includes rolling mills, cement and aggregate processing equipment, paper mills, sawmills, printing presses, cranes, hoists, drawbridges, wind energy turbines, gear drives, drilling equipment, coal conveyors, coal crushers, marine equipment and food processing equipment. This segment also serves the aftermarket through its global network of authorized industrial distributors.

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

•
Steel produces more than 450 grades of carbon and alloy steel, which are sold in ingots, bars, and tubes in a variety of chemistries, lengths and finishes. The segment's metallurgical expertise and operational capabilities result in customized solutions for the automotive, industrial and energy sectors. Timken® specialty steels feature prominently in a wide variety of end products including oil country drill pipe, bits and collars; gears, hubs, axles, crankshafts and connecting rods; bearing races and rolling elements; and bushings, fuel injectors and wind energy shafts.

The Company's strategy balances corporate aspirations for sustained growth and a determination to optimize the Company's existing portfolio of business, thereby generating strong profits and cash flows. The Company pursues its growth strategy through differentiation and expansion:

•
The Company leverages its technological capabilities to enhance existing products and services and to introduce new products that create value for its customers. The Company recently broadened its product offering to include Timken® ADAPT™ bearing and Quick-Flex® elastomeric couplings, which increase ease of maintenance in metal caster operations. In addition, the Company has expanded its line of spherical, cylindrical and housed bearings.

•
The Company seeks to grow in attractive market sectors, with particular emphasis on those industrial markets that value the reliability offered by the Company's products and create significant aftermarket demand, thereby providing a lifetime of opportunity in both product sales and services. The Company also seeks to expand its portfolio in new geographic spaces with an emphasis in Asia and other emerging markets. The Company's acquisition strategy is directed at complementing its existing portfolio and expanding the Company's market position globally.

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

In May 2012, the Company announced that it will close its plant in St. Thomas in approximately one year and consolidate bearing production with its existing U.S. operations to better align the Company's manufacturing footprint and customer base. The Company will also move customer service for the Canadian market to its offices in Toronto. Production is expected to be transferred to its operations in Ohio, North Carolina and South Carolina by mid-2013.

Overview:

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
Net sales	$1,343.2	$1,329.6	$13.6	1.0%
Net income attributable to The Timken Company	183.6	121.5	62.1	51.1%
Diluted earnings per share	$1.86	$1.22	$0.64	52.5%
Average number of shares – diluted	98,204,205	98,899,992	—	(0.7)%

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
Net sales	$2,764.2	$2,583.7	$180.5	7.0%
Net income attributable to The Timken Company	339.3	234.2	105.1	44.9%
Diluted earnings per share	$3.44	$2.36	$1.08	45.8%
Average number of shares – diluted	98,373,357	98,905,856	—	(0.5)%

The Company reported net sales of $1.34 billion for the second quarter of 2012, compared to $1.33 billion in the second quarter of 2011, an increase of 1.0%. Higher sales were driven by the impact of prior-year acquisitions, higher pricing and favorable sales mix, partially offset by lower demand across most of the Company's end market sectors, primarily outside of North America, the impact of currency-rate changes and lower material surcharges. For the second quarter of 2012, net income per diluted share was $1.86, compared to $1.22 per diluted share for the second quarter of 2011. The Company's net income for the second quarter of 2012 reflects U.S. Continued Dumping and Subsidy Offset Act (CDSOA) receipts of $109.5 million ($69.0 million after-tax or $0.70 per diluted share), net of expense (refer to Other Matters - Continued Dumping and Subsidy Offset Act (CDSOA) for additional discussion). The second quarter results also reflect the impact of pricing, sales mix and acquisitions and lower material costs, partially offset by lower material surcharges, the impact of lower volume, restructuring charges related to the St. Thomas plant closure and higher manufacturing costs.

The Company reported net sales of $2.76 billion for the first six months of 2012, compared to $2.58 billion in the first six months of 2011, an increase of 7.0%. Higher sales were driven by the impact of acquisitions, higher pricing and favorable sales mix, largely offset by lower demand primarily from Steel customers and the impact of currency-rate changes. For the first six months of 2012, net income per diluted share was $3.44, compared to $2.36 per diluted share for the first six months of 2011. The Company's net income for the first six months of 2012 reflects the impact of CDSOA receipts, net of expense, pricing, sales mix and acquisitions, partially offset by the impact of lower volume, lower restructuring charges, higher manufacturing costs and higher selling, general and administrative expenses.

Outlook:

The Company expects 2012 sales to be up slightly compared to 2011, primarily driven by higher volume across the Aerospace and Defense segment, Mobile Industries' rail and off-highway market sectors and the industrial distribution channel within Process Industries, as well as favorable pricing and the full-year impact of the acquisitions completed in 2011. The Company expects to leverage sales growth to drive improved operating performance. The Company expects margins to be strong primarily driven by pricing and sales mix, partially offset by higher raw material costs and slightly higher selling, general and administrative expenses to support the higher sales.

The Company expects to generate cash from operations of approximately $545 million in 2012, which is a 157% increase over 2011, primarily driven by lower working capital requirements, lower pension and postretirement contributions and CDSOA receipts. Pension and postretirement contributions are expected to be approximately $375 million in 2012, compared to $416 million in 2011. The Company expects to increase capital expenditures to approximately $315 million in 2012, compared to $205 million in 2011.

The Statement of Income

Sales by Segment:

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
Mobile Industries	$448.2	$465.1	$(16.9)	(3.6)%
Process Industries	336.6	307.5	29.1	9.5%
Aerospace and Defense	87.2	83.5	3.7	4.4%
Steel	471.2	473.5	(2.3)	(0.5)%
Total Company	$1,343.2	$1,329.6	$13.6	1.0%

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
Mobile Industries	$917.3	$908.0	$9.3	1.0%
Process Industries	690.7	591.6	99.1	16.8%
Aerospace and Defense	178.5	162.6	15.9	9.8%
Steel	977.7	921.5	56.2	6.1%
Total Company	$2,764.2	$2,583.7	$180.5	7.0%

Net sales for the second quarter of 2012 increased $13.6 million, or 1.0%, compared to the second quarter of 2011, primarily due to the impact of acquisitions of approximately $70 million and higher pricing and favorable sales mix of approximately $65 million, largely offset by lower volume of approximately $60 million, the impact of currency-rate changes of approximately $35 million and lower surcharges of approximately $25 million. The favorable impact of acquisitions in the second quarter of 2012 was due to the acquisitions of Philadelphia Gear in July 2011 and Drives in October 2011. The decrease in volume was primarily due to lower demand across most of the Company's end markets, partially offset by increases in demand in the Mobile Industries' rail market sector, the Aerospace and Defense segment and Steel's oil and gas market sector.

Net sales for the first six months of 2012 increased $180.5 million, or 7.0%, compared to the first six months of 2011, primarily due to higher pricing and favorable sales mix of approximately $140 million and the impact of acquisitions of approximately $130 million, partially offset by the impact of foreign currency changes of approximately $45 million, lower volume of $35 million and lower surcharges of approximately $15 million. The decrease in volume was primarily driven by the Mobile Industries' light-vehicle and heavy truck market sectors and Steel's industrial and mobile market sectors.

Gross Profit:

	Three Months Ended June 30,
	2012	2011	$ Change	Change
Gross profit	$377.3	$350.5	$26.8	7.6%
Gross profit % to net sales	28.1%	26.4%	—	170	bps

	Six Months Ended June 30,
	2012	2011	$ Change	Change
Gross profit	$788.9	$683.8	$105.1	15.4%
Gross profit % to net sales	28.5%	26.5%	—	200	bps

Gross profit increased in the second quarter of 2012 compared to the second quarter of 2011 primarily due to the impact of higher pricing and favorable sales mix of approximately $55 million, the impact of acquisitions of approximately $20 million, lower raw material costs of approximately $15 million and the impact of a decrease in the last-in, first-out (LIFO) reserve of approximately $10 million These factors were partially offset by the impact of lower volume of approximately $30 million, lower surcharges of approximately $25 million and higher manufacturing costs of approximately $15 million.

Gross profit increased in the first six months of 2012 compared to the first six months of 2011 primarily due to the impact of higher pricing and favorable sales mix of approximately $125 million and the impact of acquisitions of approximately $35 million. These factors were partially offset by the impact of lower volume of approximately $20 million, lower surcharges of approximately $15 million and higher manufacturing costs of approximately $15 million.

Selling, General and Administrative Expenses:

	Three Months Ended June 30,
	2012	2011	$ Change	Change
Selling, general and administrative expenses	$163.0	$153.7	$9.3	6.1%
Selling, general and administrative expenses % to net sales	12.1%	11.6%	—	50	bps

	Six Months Ended June 30,
	2012	2011	$ Change	Change
Selling, general and administrative expenses	$327.7	$304.0	$23.7	7.8%
Selling, general and administrative expenses % to net sales	11.9%	11.8%	—	10	bps

The increase in selling, general and administrative expenses in the second quarter of 2012 and first six months of 2012, compared to the respective periods in the prior year, was primarily due to the acquisitions of Philadelphia Gear and Drives, which added approximately $8 million and $15 million, respectively, of selling, general and administrative expenses for 2012. In addition, selling, general and administrative expenses increased as a result of higher professional fees of approximately $5 million in the first half of 2012.

Impairment and Restructuring Charges:

	Three Months Ended June 30,
	2012	2011	$ Change
Impairment Charges	$—	$0.4	$(0.4)
Severance and related benefit costs	16.5	0.2	16.3
Exit Costs	0.2	5.6	(5.4)
Total	$16.7	$6.2	$10.5

	Six Months Ended June 30,
	2012	2011	$ Change
Impairment Charges	$—	$0.4	$(0.4)
Severance and related benefit costs	16.6	0.1	16.5
Exit Costs	0.3	6.8	(6.5)
Total	$16.9	$7.3	$9.6

Impairment and restructuring charges of $16.7 million and $16.9 million in the second quarter and first six months of 2012, respectively, were primarily due to the recognition of $16.5 million of severance and related benefits, including $10.7 million of pension curtailment, related to the announced closure of the manufacturing facility in St. Thomas. Impairment and restructuring charges of $6.2 million and $7.3 million in the second quarter and first six months of 2011, respectively, were primarily related to environmental remediation costs and workers compensation claims by former associates at the former manufacturing facility in Sao Paulo, Brazil. Refer to Note 11 - Impairment and Restructuring Charges in the Notes to the Consolidated Financial Statements for further detail on the announced closure of the manufacturing plant in St. Thomas and the Sao Paulo, Brazil environmental remediation costs.

Interest Expense and Income:

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
Interest expense	$8.1	$9.3	$(1.2)	(12.9)%
Interest income	$0.7	$1.4	$(0.7)	(50.0)%

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
Interest expense	$16.7	$19.1	$(2.4)	(12.6)%
Interest income	$1.4	$2.9	$(1.5)	(51.7)%

Interest expense for the second quarter of 2012 and the first six months of 2012 decreased compared to the respective periods in 2011 primarily due to lower financing costs as a result of the refinancing of the Company's $500 million Amended and Restated Credit Agreement (Senior Credit Facility), which occurred in May 2011. Interest income for the second quarter and the first six months of 2012 decreased compared to the same periods in the prior year primarily due to lower invested cash balances.

Other (Expense) Income:

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
CDSOA receipts, net of expense	$109.5	$—	$109.5	NM
Other (expense) income, net	$(3.8)	$1.1	$(4.9)	(445.5)%

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
CDSOA receipts, net of expense	$109.5	$—	$109.5	NM
Other (expense), net	$(5.1)	$(1.3)	$(3.8)	292.3%

CDSOA receipts are reported net of applicable expenses. The CDSOA provides for distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and people. Refer to Other Matters - Continued Dumping and Subsidy Offset Act (CDSOA) for additional discussion.

Other expense, net increased in the second quarter and first six months of 2012 compared to the respective periods in 2011 primarily due to higher foreign currency exchange losses.

Income Tax Expense:

	Three Months Ended June 30,
	2012	2011	$ Change	Change
Income tax expense	$112.5	$61.5	$51.0	82.9%
Effective tax rate	38.0%	33.5%	—	450	bps

	Six Months Ended June 30,
	2012	2011	$ Change	Change
Income tax expense	$194.0	$118.9	$75.1	63.2%
Effective tax rate	36.4%	33.5%	—	290	bps

The effective tax rate in the second quarter of 2012 was higher than the U.S. federal statutory rate of 35% primarily due to losses at certain foreign subsidiaries where no tax benefit could be recorded, including restructuring charges related to the closure of the manufacturing facility in St. Thomas, U.S. state and local taxes, and U.S. taxation of foreign income. These factors were partially offset by the U.S. manufacturing deduction and other U.S. tax benefits.

The increase in the effective tax rate in the second quarter of 2012 compared to the second quarter of 2011 was primarily due to higher losses at certain foreign subsidiaries where no tax benefit could be recorded, including restructuring charges related to the closure of the manufacturing facility in St. Thomas, lower earnings in certain foreign jurisdictions where the effective tax rate was lower than 35%, and higher U.S. state and local taxes. These factors were partially offset by higher tax benefits from the U.S. manufacturing deduction.

The effective tax rate for the first six months of 2012 was higher than the U.S. federal statutory rate of 35% primarily due to U.S. state and local taxes, U.S. taxation of foreign income, and losses at certain foreign subsidiaries where no tax benefit could be recorded, including restructuring charges related to the closure of the manufacturing facility in St. Thomas. These factors were partially offset by earnings in certain foreign jurisdictions where the effective tax rate was less than 35%, the U.S. manufacturing deduction and other U.S. tax benefits.

The increase in the effective tax rate in the first six months of 2012 compared to the first six months of 2011 was primarily due to higher losses at certain foreign subsidiaries where no tax benefit could be recorded, including restructuring charges related to the closure of the manufacturing facility in St. Thomas, lower earnings in certain foreign jurisdictions where the effective tax rate was lower than 35%, and higher U.S. state and local taxes, partially offset by higher tax benefits from the U.S. manufacturing deduction.

Business Segments

The primary measurement used by management to measure the financial performance of each segment is EBIT (earnings before interest and taxes). As of January 1, 2012, the Company modified the way in which certain selling, general and administrative expenses are allocated among segments to better reflect the use of shared resources by the businesses. Prior year amounts have been revised to be consistent with the new allocations. Refer to Note 10 - Segment Information in the Notes to the Consolidated Financial Statements for the reconciliation of EBIT by segment to consolidated income before income taxes.

The presentation of segment results below includes a reconciliation of the changes in net sales for each segment reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions made in 2011 and currency exchange rates. The effects of acquisitions and currency exchange rates on net sales are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period. During the third quarter of 2011, the Company completed the acquisition of substantially all of the assets of Philadelphia Gear. Philadelphia Gear is part of the Process Industries segment. During the fourth quarter of 2011, the Company completed the acquisition of Drives. Results for Drives are reported in the Mobile and Process Industries segments based on customer application.

Mobile Industries Segment:

	Three Months Ended June 30,
	2012	2011	$ Change	Change
Net sales, including intersegment sales	$448.4	$465.2	$(16.8)	(3.6)%
EBIT	$48.8	$71.4	$(22.6)	(31.7)%
EBIT margin	10.9%	15.3%	—	(440)	bps

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
Net sales, including intersegment sales	$448.4	$465.2	$(16.8)	(3.6)%
Acquisitions	23.8	—	23.8	NM
Currency	(23.8)	—	(23.8)	NM
Net sales, excluding the impact of acquisitions and currency	$448.4	$465.2	$(16.8)	(3.6)%

	Six Months Ended June 30,
	2012	2011	$ Change	Change
Net sales, including intersegment sales	$917.5	$908.2	$9.3	1.0%
EBIT	$135.5	$143.5	$(8.0)	(5.6)%
EBIT margin	14.8%	15.8%	—	(100)	bps

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
Net sales, including intersegment sales	$917.5	$908.2	$9.3	1.0%
Acquisitions	43.5	—	43.5	NM
Currency	(31.9)	—	(31.9)	NM
Net sales, excluding the impact of acquisitions and currency	$905.9	$908.2	$(2.3)	(0.3)%

The Mobile Industries segment's net sales, excluding the effects of acquisitions and currency-rate changes, decreased 3.6% in the second quarter of 2012 compared to the second quarter of 2011 primarily due to lower volume of approximately $20 million. The lower volume was led by a 16% decrease in light vehicle volume, driven by exited business, and a 23% decrease in heavy truck volume, partially offset by a 37% increase in rail volume. EBIT was lower primarily due to higher restructuring charges of approximately $10 million, driven by expenses related to the announced closure of the St. Thomas manufacturing plant, higher raw material costs of approximately $5 million and higher manufacturing costs of approximately $5 million, as a result of lower plant utilization. Acquisitions also had a favorable impact on EBIT for the second quarter of 2012.

The Mobile Industries segment's net sales, excluding the effects of acquisitions and currency-rate changes, decreased 0.3% in the first six months of 2012 compared to the first six months of 2011, as lower volume of approximately $10 million was offset by higher surcharges of approximately $10 million. The lower volume was led by a 17% decrease in light vehicle volume, driven by exited business, and a 15% decrease in heavy truck volume, partially offset by a 32% increase in rail volume and a 10% increase in off-highway volume. EBIT was lower in the first six months of 2012 compared to the first six months of 2011 primarily due to higher restructuring charges of approximately $10 million, the impact of lower volume of approximately $5 million, higher manufacturing costs of approximately $5 million, as a result of lower plant utilization, and higher raw material costs of approximately $5 million, partially offset by lower logistics costs of approximately $10 million and higher surcharges of approximately $10 million. Acquisitions also had a favorable impact on EBIT for the first six months of 2012.

Sales for the Mobile Industries segment are expected to be flat to down 5% in 2012 compared to 2011 as a result of the full-year impact of 2011 acquisitions, as well as higher pricing and surcharges, partially offset by currency-rate changes. Volume for 2012, compared to 2011, is expected to be down slightly as a 25% increase in rail demand is more than offset by a 17% decrease in light-vehicle volume, driven by exited business, and an 18% decrease in heavy truck volume. Sales for the Mobile Industries segment, excluding the effects of acquisitions and currency-rate changes, are expected to be flat to down 5% in 2012 compared to 2011 as increases due to acquisitions are offset by decreases due to currency-rate changes. EBIT for the Mobile Industries segment is expected to be lower in 2012 compared to 2011 as a result of higher restructuring charges, higher raw material and manufacturing costs and higher selling, general and administrative expenses, partially offset by higher pricing and surcharges and lower logistics costs.

Process Industries Segment:

	Three Months Ended June 30,
	2012	2011	$ Change	Change
Net sales, including intersegment sales	$337.7	$308.3	$29.4	9.5%
EBIT	$71.3	$68.7	$2.6	3.8%
EBIT margin	21.1%	22.3%	—	(120)	bps

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
Net sales, including intersegment sales	$337.7	$308.3	$29.4	9.5%
Acquisitions	43.8	—	43.8	NM
Currency	(11.0)	—	(11.0)	NM
Net sales, excluding the impact of acquisitions and currency	$304.9	$308.3	$(3.4)	(1.1)%

	Six Months Ended June 30,
	2012	2011	$ Change	Change
Net sales, including intersegment sales	$693.3	$593.3	$100.0	16.9%
EBIT	$153.6	$134.0	$19.6	14.6%
EBIT margin	22.2%	22.6%	—	(40)	bps

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
Net sales, including intersegment sales	$693.3	$593.3	$100.0	16.9%
Acquisitions	85.9	—	85.9	NM
Currency	(12.6)	—	(12.6)	NM
Net sales, excluding the impact of acquisitions and currency	$620.0	$593.3	$26.7	4.5%

The Process Industries segment's net sales, excluding the effects of acquisitions and currency-rate changes, decreased 1.1% in the second quarter of 2012 compared to the same period in the prior year, as lower volume of approximately $10 million was offset by higher pricing of approximately $10 million. The lower sales were primarily due to a 4% decrease in sales to industrial distributors and a 24% decrease in sales to the wind market sector. EBIT was up slightly in the second quarter of 2012 compared to the second quarter of 2011 primarily due to the impact of pricing of approximately $10 million offset by the impact of lower volume of approximately $5 million and higher manufacturing costs of approximately $5 million.

The Process Industries segment's net sales, excluding the effects of acquisitions and currency-rate changes, increased 4.5% in the first six months of 2012 compared to the same period in the prior year primarily due to higher pricing and favorable sales mix of approximately $20 million and higher volume of approximately $10 million. The higher sales were primarily due to an 8% increase to industrial distributors. EBIT was higher in the first six months of 2012 compared to the first six months of 2011 primarily due to the impact of higher pricing and favorable sales mix of approximately $20 million, the favorable impact from acquisitions of approximately $15 million and the impact of higher volume of approximately $5 million, partially offset by higher selling, general and administrative expenses of approximately $5 million, higher manufacturing costs of approximately $5 million and higher raw material costs of approximately $5 million.

Sales for the Process Industries segment are expected to increase approximately 7% to 12% in 2012 compared to 2011 as a result of the full-year impact of 2011 acquisitions, as well as higher volume and pricing, partially offset by currency-rate changes. The increase in volume in 2012, compared to 2011, is primarily due to a 3% increase in global industrial distribution. Sales for the Process Industries segment, excluding the effects of acquisitions and currency-rate changes, are expected to increase by approximately 2% to 7% in 2012 compared to 2011. EBIT for the Process Industries segment is expected to be up for 2012 compared to 2011 as a result of higher volume and pricing, partially offset by higher manufacturing costs, as a result of lower plant utilization, and higher selling, general and administrative expenses.

Aerospace and Defense Segment:

	Three Months Ended June 30,
	2012	2011	$ Change	Change
Net sales, including intersegment sales	$87.2	$83.5	$3.7	4.4%
EBIT	$7.9	$2.5	$5.4	216.0%
EBIT margin	9.1%	3.0%	—	610	bps

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
Net sales, including intersegment sales	$87.2	$83.5	$3.7	4.4%
Currency	(0.5)	—	(0.5)	NM
Net sales, excluding the impact of currency	$87.7	$83.5	$4.2	5.0%

	Six Months Ended June 30,
	2012	2011	$ Change	Change
Net sales, including intersegment sales	$178.5	$162.6	$15.9	9.8%
EBIT	$18.6	$4.1	$14.5	NM
EBIT margin	10.4%	2.5%	—	790	bps

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
Net sales, including intersegment sales	$178.5	$162.6	$15.9	9.8%
Currency	(0.7)	—	(0.7)	NM
Net sales, excluding the impact of currency	$179.2	$162.6	$16.6	10.2%

The Aerospace and Defense segment's net sales, excluding the impact of currency-rate changes, increased 5.0% in the second quarter of 2012 compared to the second quarter of 2011 primarily due to higher volume of approximately $5 million across most market sectors. EBIT for the second quarter of 2012 increased compared to the second quarter of 2011 primarily due to lower manufacturing costs and the impact of higher volume. In 2011, the Aerospace and Defense segment recognized an inventory write-down of approximately $3 million related to management's decision to exit certain non-strategic aftermarket products.

The Aerospace and Defense segment's net sales, excluding the impact of currency-rate changes, increased 10.2% in the first six months of 2012 compared to the first six months of 2011 primarily due to higher volume of approximately $15 million across most market sectors, higher pricing and favorable sales mix. EBIT was higher in the first six months of 2012 compared to the first six months of 2011 primarily due to better manufacturing efficiency of approximately $5 million and the impact of higher volume of approximately $5 million, as well as higher pricing and favorable sales mix. In 2011, the Aerospace and Defense segment recognized an inventory write-down of approximately $3 million related to management's decision to exit certain non-strategic aftermarket products.

Sales for the Aerospace and Defense segment are expected to increase by approximately 10% to 15% in 2012 compared to 2011 as a result of anticipated strengthening in the defense and commercial aerospace sectors. EBIT for 2012 is expected to be up significantly in 2012 compared to 2011 as a result of higher volume and better manufacturing efficiency.

Steel Segment:

	Three Months Ended June 30,
	2012	2011	$ Change	Change
Net sales, including intersegment sales	$499.8	$505.1	$(5.3)	(1.0)%
EBIT	$88.9	$71.3	$17.6	24.7%
EBIT margin	17.8%	14.1%	—	370	bps

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
Net sales, including intersegment sales	$499.8	$505.1	$(5.3)	(1.0)%
Currency	(0.7)	—	(0.7)	NM
Net sales, excluding the impact of currency	$500.5	$505.1	$(4.6)	(0.9)%

	Six Months Ended June 30,
	2012	2011	$ Change	Change
Net sales, including intersegment sales	$1,035.3	$986.6	$48.7	4.9%
EBIT	$176.9	$130.6	$46.3	35.5%
EBIT margin	17.1%	13.2%	—	390	bps

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
Net sales, including intersegment sales	$1,035.3	$986.6	$48.7	4.9%
Currency	(1.0)	—	(1.0)	NM
Net sales, excluding the impact of currency	$1,036.3	$986.6	$49.7	5.0%

The Steel segment's net sales for the second quarter of 2012, excluding the effects of currency-rate changes, decreased 0.9% compared to the second quarter of 2011 primarily due to lower volume of approximately $35 million and lower surcharges of approximately $30 million, mostly offset by higher pricing and favorable sales mix of approximately $60 million. The lower volume was primarily driven by an approximately 18% decrease in industrial demand and an approximately 4% decrease in mobile demand. Surcharges decreased to $124.6 million in the second quarter of 2012 from $151.9 million in the second quarter of 2011. Surcharges are a pricing mechanism that the Company uses to recover scrap steel, energy and certain alloy costs, which are derived from published monthly indices. The average scrap index for the second quarter of 2012 was $460 per ton, compared to $488 per ton for the second quarter of 2011. Steel shipments for the second quarter of 2012 were approximately 301,000 tons, compared to approximately 333,000 tons for the second quarter of 2011, a decrease of 9.8%. The Steel segment's average selling price, including surcharges, was $1,662 per ton for the second quarter of 2012, compared to an average selling price of $1,516 per ton in the second quarter of 2011. The increase in the average selling prices was primarily the result of higher pricing and favorable sales mix. The lower surcharges were a result of lower market prices for certain input raw materials, especially scrap steel, nickel and molybdenum and lower volume.

The Steel segment's EBIT increased in the second quarter of 2012 compared to the second quarter of 2011 primarily due to the impact of higher pricing and favorable mix of approximately $45 million and lower raw material costs of approximately $20 million, partially offset by lower surcharges of approximately $30 million and the impact of lower volume of approximately $20 million. The lower raw material costs were driven by lower volume, partially offset by higher material costs per ton. Raw material costs consumed in the manufacturing process, including scrap steel, alloys and energy, for the second quarter of 2012 were comparable with the second quarter of 2011, with an average cost of $563 per ton.

The Steel segment's net sales for the first six months of 2012, excluding the effects of currency-rate changes, increased 5.0% compared to the first six months of 2011 primarily due to higher pricing and favorable sales mix of approximately $120 million, partially offset by lower volume of approximately $45 million and lower surcharges of approximately $25 million. The lower volume was primarily driven by an approximately 13% decrease in industrial demand and an approximately 12% decrease in mobile demand, partially offset by an approximately 20% increase in oil and gas demand. Surcharges decreased to $267.1 million in the first six months of 2012 from $290.0 million in the first six months of 2011. The average scrap index for the first six months of 2012 was $462 per ton, compared to $493 per ton for the first six months of 2011. Steel shipments for the first six months of 2012 were approximately 620,000 tons, compared to approximately 663,000 tons in the first six months 2011, a decrease of 6.6%. The Steel segment's average selling price, including surcharges, was $1,673 per ton for the first six months of 2012, compared to an average selling price of $1,487 per ton in the first six months of 2011. The increase in the average selling prices was primarily the result of higher pricing and favorable sales mix. The lower surcharges were a result of lower market prices for certain input raw materials, especially scrap steel, nickel and molybdenum and lower volume.

The Steel segment's EBIT increased in the first six months of 2012 compared to the first six months of 2011 primarily due to the impact of higher pricing and favorable sales mix of approximately $100 million and lower raw material costs of approximately $10 million, partially offset by the impact of lower volume of approximately $30 million, lower surcharges of approximately $25 million and higher manufacturing costs of approximately $15 million. The lower raw material costs were driven by lower volume, partially offset by higher material costs per ton. Raw material costs consumed in the manufacturing process, including scrap steel, alloys and energy, increased 4.6% in the first six months of 2012 over the comparable period in the prior year to an average cost of $568 per ton.

Sales for the Steel segment are expected to be flat to down 5% in 2012 compared to 2011 driven by lower overall demand, partially offset by higher pricing and favorable sales mix. The Company expects lower demand driven by an 18% decrease in industrial demand and a 5% decrease in mobile demand. The Company expects the Steel segment's EBIT to be flat in 2012 compared to 2011 as higher pricing and lower raw material costs are offset by the impact of lower volume and lower surcharges. Scrap, alloy and energy costs are expected to increase in the near term from current levels as global industrial production improves and then level off.

Corporate:

	Three Months Ended June 30,
	2012	2011	$ Change	Change
Corporate expenses	$23.0	$21.8	$1.2	5.5%
Corporate expenses % to net sales	1.7%	1.6%	—	10	bps

	Six Months Ended June 30,
	2012	2011	$ Change	Change
Corporate expenses	$43.7	$41.1	$2.6	6.3%
Corporate expenses % to net sales	1.6%	1.6%	—	—	bps

Corporate expenses increased for the second quarter and first six months of 2012 compared to the second quarter and first six months of 2011, respectively, primarily due to higher professional fees.

The Balance Sheet

The following discussion is a comparison of the Consolidated Balance Sheets at June 30, 2012 and December 31, 2011. During the second quarter of 2012, the Company finalized its purchase price allocation for the Philadelphia Gear acquisition and the Drives acquisition. Certain prior year amounts have been reclassified to be consistent with the updated purchase price allocations.

Current Assets:

	June 30, 2012	December 31, 2011	$ Change	% Change
Cash and cash equivalents	$509.9	$464.8	$45.1	9.7%
Restricted cash	—	3.6	(3.6)	(100.0)%
Accounts receivable, net	715.7	645.5	70.2	10.9%
Inventories, net	943.3	964.4	(21.1)	(2.2)%
Deferred income taxes	112.8	113.7	(0.9)	(0.8)%
Deferred charges and prepaid expenses	12.9	12.8	0.1	0.8%
Other current assets	70.9	88.1	(17.2)	(19.5)%
Total current assets	$2,365.5	$2,292.9	$72.6	3.2%

Refer to the Consolidated Statement of Cash Flows for a discussion of the increase in cash and cash equivalents. Accounts receivable increased as a result of higher sales in the second quarter of 2012 compared to the fourth quarter of 2011. Inventories decreased primarily due to a concerted effort to reduce steel inventories, as well as an increase in the Company's LIFO inventory reserve. Other current assets decreased as a result of an $18 million decrease in short-term marketable securities. These short-term marketable securities matured during the first quarter of 2012 and were converted to cash and cash equivalents.

Property, Plant and Equipment – Net:

	June 30, 2012	December 31, 2011	$ Change	% Change
Property, plant and equipment	$3,658.7	$3,589.4	$69.3	1.9%
Less: allowances for depreciation	(2,338.7)	(2,280.5)	(58.2)	(2.6)%
Property, plant and equipment – net	$1,320.0	$1,308.9	$11.1	0.8%

The increase in property, plant and equipment in the first six months of 2012 was primarily due to current-year capital expenditures exceeding depreciation expense, partially offset by the impact of foreign currency translation.

In November 2010, the Company entered into an agreement to sell the real estate of its former manufacturing facility in Sao Paulo, Brazil. The transfer of this land is expected to be completed in 2013 after the Company has completed the soil remediation of the site and the groundwater remediation has been approved. Based on the terms of the agreement, once the title transfers, the Company expects to receive approximately $30 million, including interest, subject to fluctuations in foreign currency exchange rates, over an 18-month period.

Other Assets:

	June 30, 2012	December 31, 2011	$ Change	% Change
Goodwill	$332.1	$332.7	$(0.6)	(0.2)%
Other intangible assets	226.3	235.7	(9.4)	(4.0)%
Deferred income taxes	121.0	141.9	(20.9)	(14.7)%
Other non-current assets	39.9	40.0	(0.1)	(0.3)%
Total other assets	$719.3	$750.3	$(31.0)	(4.1)%

The decrease in other intangible assets was primarily due to current-year amortization. The decrease in deferred income taxes was primarily due to the receipt of CDSOA disbursements during the second quarter of 2012.

Current Liabilities:

	June 30, 2012	December 31, 2011	$ Change	% Change
Short-term debt	$8.1	$22.0	$(13.9)	(63.2)%
Accounts payable	283.7	287.3	(3.6)	(1.3)%
Salaries, wages and benefits	202.7	259.3	(56.6)	(21.8)%
Income taxes payable	140.8	70.2	70.6	100.6%
Deferred income taxes	3.6	3.1	0.5	16.1%
Other current liabilities	176.6	188.4	(11.8)	(6.3)%
Current portion of long-term debt	12.2	14.3	(2.1)	(14.7)%
Total current liabilities	$827.7	$844.6	$(16.9)	(2.0)%

The decrease in short-term debt was primarily due to a reduction in the utilization of the Company's foreign lines of credit in Asia. The decrease in accrued salaries, wages and benefits was the result of the payout of the 2011 performance-based compensation, partially offset by current-year accruals for 2012 performance-based compensation. The increase in income taxes payable was primarily due to the current-year provision for income taxes in the first six months of 2012, partially offset by income tax payments in the first six months of 2012.

Non-Current Liabilities:

	June 30, 2012	December 31, 2011	$ Change	% Change
Long-term debt	$473.9	$478.8	$(4.9)	(1.0)%
Accrued pension cost	278.0	491.0	(213.0)	(43.4)%
Accrued postretirement benefits cost	389.2	395.9	(6.7)	(1.7)%
Deferred income taxes	6.6	7.5	(0.9)	(12.0)%
Other non-current liabilities	114.2	91.8	22.4	24.4%
Total non-current liabilities	$1,261.9	$1,465.0	$(203.1)	(13.9)%

The decrease in accrued pension cost during the first half of 2012 was primarily due to the Company's contributions of approximately $210 million to its global defined benefit pension plans. The increase in other non-current liabilities was primarily due to a $21 million increase in the Company's accrual for uncertain tax positions related to the receipt of CDSOA disbursements received during the second quarter of 2012.

Shareholders’ Equity:

	June 30, 2012	December 31, 2011	$ Change	% Change
Common stock	$937.3	$942.3	$(5.0)	(0.5)%
Earnings invested in the business	2,299.1	2,004.7	294.4	14.7%
Accumulated other comprehensive loss	(882.5)	(889.5)	7.0	(0.8)%
Treasury shares	(52.9)	(29.2)	(23.7)	81.2%
Noncontrolling interest	14.2	14.2	—	—%
Total shareholders’ equity	$2,315.2	$2,042.5	$272.7	13.4%

Earnings invested in the business increased in the first six months of 2012 by net income of $339.3 million, partially offset by dividends declared of $44.9 million. The decrease in accumulated other comprehensive loss was due to a $22.0 million after-tax pension and postretirement adjustment as a result of amortization of actuarial losses and prior-year service costs for defined benefit pension and postretirement plans. This decrease was partially offset by the effect of foreign currency translation adjustments of $16.0 million due to the strengthening of the U.S. dollar relative to other currencies, such as the Euro, the Romanian lei, the Indian Rupee and the Brazilian Real. Refer to Other Matters - Foreign Currency for further discussion regarding the impact of foreign currency translation. The increase in treasury shares was primarily due to the Company's purchase of one million of its common shares for an aggregate of $51.7 million, partially offset by shares issued for stock compensation plans.

Cash Flows

	For the Six Months Ended June 30,
	2012	2011	$ Change
Net cash used by operating activities	$236.4	$(162.9)	$399.3
Net cash used by investing activities	(93.3)	(61.0)	(32.3)
Net cash used by financing activities	(93.8)	(41.9)	(51.9)
Effect of exchange rate changes on cash	(4.2)	21.5	(25.7)
Decrease in cash and cash equivalents	$45.1	$(244.3)	$289.4

Net cash from operating activities provided cash of $236.4 million in the first six months of 2012, after using cash of $162.9 million in the first six months of 2011. The change in cash from operating activities was primarily due to less cash used for working capital items, particularly accounts receivable and inventories, lower pension contributions and other postretirement benefit payments, and higher net income, including pretax CDSOA receipts of approximately $110 million. Pension contributions and other postretirement benefit payments were $225.9 million in the first six months of 2012, compared to $331.8 million in the first six months of 2011. Net income attributable to The Timken Company increased $105.1 million in the first six months of 2012 compared to the first six months of 2011.

The following chart displays the impact of working capital items on cash during the first six months of 2012 and 2011, respectively:

	For the Six Months Ended June 30,
	2012	2011
Cash Provided (Used):
Accounts receivable	$(74.5)	$(191.7)
Inventories	15.1	(86.6)
Trade accounts payable	(2.1)	46.9
Other accrued expenses	(77.2)	(38.8)

Net cash used by investing activities of $93.3 million in the first six months of 2012 increased from the same period in 2011 primarily due to a $55.7 million increase in capital expenditures, partially offset by a $31.5 million decrease in investments in short-term marketable securities. Short-term marketable securities provided cash of $18.2 million in the first six months of 2012 after using cash of $13.3 million in the first six months of 2011. The Company expects to increase capital expenditures by approximately $110 million in 2012 compared to the 2011 level.

The net cash used by financing activities was $93.8 million in the first six months of 2012, after using cash of $41.9 million in the first six months of 2011. The increase in cash used by financing activities was primarily due to a $26.4 million increase in the Company's repurchases of its common shares, a reduction in net borrowings, net of restricted cash, of $18.4 million and a $7.8 million increase in cash dividends paid to shareholders in 2012 compared to 2011. The Company purchased one million of its common shares for an aggregate of $51.7 million in the first six months of 2012 after purchasing 500,000 of its common shares for an aggregate of $25.3 million in the first six months of 2011. The Company reduced its net borrowings by $17.0 million during the first six months of 2012 after increasing its net borrowings by $1.4 million during the first six months of 2011.

Liquidity and Capital Resources:

Total debt was $494.2 million and $515.1 million at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012, cash and cash equivalents of $509.9 million exceeded total debt of $494.2 million by $15.7 million. At December 31, 2011, total debt of $515.1 million exceeded cash and cash equivalents and restricted cash of $468.4 million by $46.7 million. Cash in excess of debt as a percentage of total capital was 0.7% at June 30, 2012, and net debt to capital was 2.2% at December 31, 2011.

Reconciliation of total debt to net debt and the ratio of net debt to capital:

Net Debt:

	June 30, 2012	December 31, 2011
Short-term debt	$8.1	$22.0
Current portion of long-term debt	12.2	14.3
Long-term debt	473.9	478.8
Total debt	494.2	515.1
Less: Cash and cash equivalents	(509.9)	(464.8)
Restricted cash	—	(3.6)
Net debt	$(15.7)	$46.7

Ratio of Net Debt to Capital:

	June 30, 2012	December 31, 2011
Net debt	$(15.7)	$46.7
Shareholders’ equity	2,315.2	2,042.5
Net debt + shareholders’ equity (capital)	$2,299.5	$2,089.2
Ratio of net debt to capital	(0.7)%	2.2%

The Company presents net (cash) debt because it believes net (cash) debt is more representative of the Company's financial position than total debt.

At June 30, 2012, the Company had no outstanding borrowings under its two-year Asset Receivable Securitization Financing Agreement (Asset Securitization Agreement), which provides for borrowings up to $150 million, subject to certain borrowing base limitations, and is secured by certain domestic trade receivables of the Company. The Company had full availability under the Asset Securitization Agreement at June 30, 2012.

At June 30, 2012, the Company had no outstanding borrowings under its Senior Credit Facility, but had letters of credit outstanding totaling $17.2 million, which reduced the availability under the Senior Credit Facility to $482.8 million. The Senior Credit Facility matures on May 11, 2016. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At June 30, 2012, the Company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.25 to 1.0. As of June 30, 2012, the Company's consolidated leverage ratio was 0.48 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 4.0 to 1.0. As of June 30, 2012, the Company's consolidated interest coverage ratio was 31.38 to 1.0.

The interest rate under the Senior Credit Facility is based on the Company's consolidated leverage ratio. In addition, the Company pays a facility fee based on the consolidated leverage ratio multiplied by the aggregate commitments of all of the lenders under this agreement.

Other sources of liquidity include lines of credit for certain of the Company's foreign subsidiaries, which provide for borrowings up to $257.9 million. The majority of these lines are uncommitted. At June 30, 2012, the Company had borrowings outstanding of $27.0 million and guarantees of $3.4 million, which reduced the availability under these facilities to $227.5 million.

The Company expects that any cash requirements in excess of cash on hand and cash generated from operating activities will be met by the committed funds available under its Asset Securitization Agreement and the Senior Credit Facility. Management believes it has sufficient liquidity to meet its obligations through at least the term of the Senior Credit Facility.

At June 30, 2012, approximately $228.1 million, or 44.7%, of the Company's cash and cash equivalents resided in jurisdictions outside the United States. Repatriation of these funds to the United States could be subject to government restrictions and domestic and foreign taxes. Part of the Company's strategy is to grow in attractive market sectors, many of which are outside the United States. This may include making investments in facilities and equipment and potential new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments when possible.

The Company expects to remain in compliance with its debt covenants. However, the Company may need to limit its borrowings under the Senior Credit Facility or other facilities in order to remain in compliance. As of June 30, 2012, the Company could have borrowed the full amounts available under the Senior Credit Facility and Asset Securitization Agreement, and would have still been in compliance with its debt covenants.

The Company expects cash from operations in 2012 to improve 157% over 2011 as the Company anticipates higher net income, including CDSOA receipts, as well as lower working capital requirements and a decrease in pension and postretirement contributions. The Company expects to make approximately $375 million in pension and postretirement contributions in 2012, compared to $416 million in 2011. The Company also expects to increase capital expenditures to $315 million in 2012 compared to $205 million in 2011, primarily due to the Company's investment at its Faircrest steel plant in Canton, Ohio.

Financing Obligations and Other Commitments:

During the first six months of 2012, the Company made contributions of approximately $210 million to its global defined benefit pension plans, of which $203.8 million was discretionary. The Company currently expects to make contributions to its global defined benefit pension plans in 2012 totaling approximately $275 million, of which $255 million is discretionary. The Company also currently expects to make contributions to a Voluntary Employee Beneficiary Association (VEBA) trust to fund retiree healthcare costs totaling $100 million. The Company may consider making additional discretionary contributions to either its defined benefit pension plans or its postretirement benefit plans during 2012. Returns for the Company's global defined benefit pension plan assets in 2011 were below the expected rate-of-return assumption of 8.5 percent due to broad decreases in global equity markets. These lower returns negatively impacted the funded status of the plans at the end of 2011 and are expected to result in higher pension expense and required pension contributions in future years. The impact of these unfavorable returns in 2011, as well as the impact of the lower discount rate for expense in 2012 compared to 2011 will increase pension expense to approximately $60 million, compared to $41 million in 2011. Returns for the Company's U.S. defined benefit plan pension assets for the first six months of 2012 were approximately 6.5%. Refer to Other Matters - Benefit Plans for additional discussion.

During the first six months of 2012, the Company purchased one million of its common shares for approximately $51.7 million in the aggregate under the Company's 2012 common share purchase plan. This plan authorizes the Company to buy, in the open market or in privately negotiated transactions, up to ten million common shares, which are to be held as treasury shares and used for specified purposes. The authorization expires on December 31, 2015.

The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.

Critical Accounting Policies and Estimates:

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company reviews its critical accounting policies throughout the year. The Company has concluded that there have been no changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2011, during the six months ended June 30, 2012.

Other Matters

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

Foreign currency exchange losses included in the Company's operating results for the second quarter of 2012 were $5.0 million, compared to a loss of $0.6 million during the second quarter of 2011. Foreign currency exchange losses included in the Company's operating results for the six months ended June 30, 2012 were $6.1 million, compared to a loss of $2.7 million during the six months ended June 30, 2011. For the six months ended June 30, 2012, the Company recorded a negative non-cash foreign currency translation adjustment of $16.0 million that decreased shareholders' equity, compared to a positive non-cash foreign currency translation adjustment of $46.5 million that increased shareholders' equity for the six months ended June 30, 2011. The foreign currency translation adjustments for the six months ended June 30, 2012 were negatively impacted by the strengthening of the U.S. dollar relative to other currencies, such as the Euro, the Romanian lei, the Indian Rupee and the Brazilian Real.

Continued Dumping and Subsidy Offset Act:

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

In 2006, the U.S. Court of International Trade (CIT) ruled, in two separate decisions, that the procedure for determining recipients eligible to receive CDSOA distributions was unconstitutional. In addition, several other court cases challenging various provisions of CDSOA were ongoing. As a result, from 2006 through 2010 U.S. Customs withheld a portion of the amounts that would otherwise have been distributed under CDSOA.

In February 2009, the U.S. Court of Appeals for the Federal Circuit reversed both of the 2006 decisions of the CIT. Later in December 2009, a plaintiff petitioned the U.S. Supreme Court to hear a further appeal, but the Supreme Court declined the petition, allowing the appellate court reversals to stand. At that time, several court cases challenging various provisions of the CDSOA were still unresolved, so U.S. Customs accepted the CIT's recommendation to continue to withhold CDSOA receipts related to 2006 through 2010 until January 2012.

U.S. Customs began distributing the withheld funds related to 2006 through 2010 to affected domestic producers in early April 2012. The Company received CDSOA distributions of $109.5 million, net of expenses, during the second quarter of 2012.

While some of the challenges to CDSOA have been resolved, others are still in litigation. Since there continue to be legal challenges to the CDSOA, U.S. Customs has advised all affected domestic producers that it is possible that the CDSOA distributions could be subject to clawback.

Benefit Plans

The Company sponsors a number of defined benefit pension plans that cover eligible associates. The Company also sponsors several funded and unfunded postretirement plans that provide health care and life insurance benefits for eligible retirees and their dependents. These plans are accounted for in accordance with accounting rules for defined benefit pension plans and postretirement plans.

The measurement of liabilities related to these plans is based on management's assumptions related to future events, including discount rates, rates of return on pension plan assets, rates of compensation increases and health care cost trend rates. Management regularly evaluates these assumptions and adjusts them as required and appropriate. Other plan assumptions are also reviewed on a regular basis to reflect recent experience and the Company's future expectations. Actual experience that differs from these assumptions may affect future liquidity, expense and the overall financial position of the Company. While the Company believes that current assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect the Company's pension and other postretirement employee benefit obligations and its future expense and cash flow.

The discount rate is used to calculate the present value of expected future pension and postretirement cash flows as of the measurement date. The Company establishes the discount rate by constructing a portfolio of high-quality corporate bonds and matching the coupon payments and bond maturities to projected benefit payments under the Company's pension and postretirement welfare plans. The bonds included in the portfolio are generally non-callable. A lower discount rate will result in a higher benefit obligation; conversely, a higher discount rate will result in a lower benefit obligation. The discount rate is also used to calculate the annual interest cost, which is a component of net periodic benefit cost.

The expected rate of return on plan assets is determined by analyzing the historical long-term performance of the Company's pension plan assets, as well as the mix of plan assets between equities, fixed income securities and other investments, the expected long-term rate of return expected for those asset classes and long-term inflation rates. Short-term asset performance can differ significantly from the expected rate of return, especially in volatile markets. A lower-than-expected rate of return on pension plan assets will increase pension expense and future contributions.

Defined Benefit Pension Plans:

In 2012, the Company expects net periodic benefit cost to increase to approximately $60 million for defined benefit pension plans. The expected increase is primarily due to higher amortization of net actuarial losses, partially offset by lower interest cost and higher expected return from plan assets. Amortization of net actuarial losses is expected to increase approximately $26.8 million in 2012 compared to 2011. The majority of the increase in the expected 2012 amortization of actuarial losses is attributable to a 75 basis point reduction in the Company's discount rate used to measure its defined benefit pension obligation from 5.75% at December 31, 2010 to 5.0% at December 31, 2011. In addition, the increase in the expected 2012 amortization of actuarial losses is due to the continued migration of deferred asset losses from 2008 and, to a lesser extent, deferred losses from 2011 into unrecognized losses subject to amortization. The weighted average amortization period for the Company's global defined pension plans is approximately 11 years.

The lower interest cost is primarily due to a 75 basis point reduction in the Company's discount rate from 5.75% for 2011 to 5.00% for 2012. The higher expected return from plan assets for 2012 is due to a higher fair value on pension assets at December 31, 2011, as well as the impact of 2012 contributions, partially offset by the impact of a 25 basis point reduction in the expected return on pension plan assets. The Company expects to contribute approximately $275 million to its defined benefit pension plans in 2012, of which $255 million is discretionary.

During the period between December 31, 2007 and December 31, 2011, the Company recognized net actuarial losses totaling $1,006.3 million for defined benefit pension plans. These actuarial losses primarily occurred in 2008 and 2011, offset slightly by gains in 2009 and 2010. In 2008, the net actuarial loss of $743.5 million for defined benefit pension plans was primarily due to the global financial crisis, which led to broad declines in pension investment returns (a net asset loss of $564.2 million on actual assets in 2008, or negative 22% on pension plan assets of $2.5 billion, compared to an expected return of $200.9 million, or 8.75%, in 2008). The remaining portion of the net actuarial loss for 2008 was due to other changes in actuarial assumptions. In 2011, the net actuarial loss of $404.6 million was primarily due to a 75 basis point reduction in the Company's discount rate used to measure its defined benefit pension obligation. The change in the discount rate accounted for $234.1 million of the net actuarial loss. The remaining portion of the net actuarial loss for 2011 was due to lower than expected asset returns of $100.4 million and other changes in actuarial assumptions of $70.1 million. The impact of these net actuarial losses for defined benefit pension plans, as well as net actuarial losses related to postretirement benefit plans and net prior service costs for defined benefit pension and postretirement plans, has decreased total equity by $455.1 million after-tax for the period between December 31, 2007 and December 31, 2011.

The following table below presents a reconciliation of the cumulative net actuarial losses at December 31, 2007 and the cumulative net actuarial losses at December 31, 2011:

Net actuarial losses at December 31, 2007		$500.1

Plus/minus actuarial gains and losses recognized:
Net actuarial losses recognized in 2008	743.5
Net actuarial gains recognized in 2009	(90.7)
Net actuarial gains recognized in 2010	(51.1)
Net actuarial losses recognized in 2011	404.6
		1,006.3

Minus amortization of net acturial losses:
Amortization of net actuarial losses in 2008	(29.6)
Amortization of net actuarial losses in 2009	(35.8)
Amortization of net actuarial losses in 2010	(51.9)
Amortization of net actuarial losses in 2011	(56.0)
		(173.3)

Foreign Currency Impact		(20.3)

Net actuarial losses at December 31, 2011		$1,312.8

During this same time period, the Company contributed a total of $605.8 million to its global defined benefit pension plans, of which approximately $536.6 million was discretionary. As discussed above, the Company expects to contribute approximately $275 million to its global defined benefit pension plans in 2012, of which approximately $255 million is discretionary. Despite the net actuarial losses recorded for the period between December 31, 2007 and December 31, 2011, only approximately $20 million of contributions are required in 2012. Long-term, the effect of actuarial losses on future earnings and operating cash flow is expected to be largely neutral as the favorable impact of discretionary pension contributions offsets the increase in pension expense attributable to the amortization of actuarial losses.

For expense purposes in 2011, the Company applied a discount rate of 5.75% for the defined benefit pension plans. For expense purposes for 2012, the Company will apply a discount rate of 5.00% for the defined benefit pension plans. For expense purposes in 2011, the Company applied an expected rate of return of 8.50% for the Company's pension plan assets. For expense purposes for 2012, the Company will apply an expected rate of return on pension plan assets of 8.25%.

The following table presents the sensitivity of the Company's U.S. projected pension benefit obligation (PBO), total equity and 2012 expense to the indicated increase/decrease in key assumptions:

		+ / - Change at December 31, 2012
	Change	PBO	Equity	2012 Expense
Assumption:
Discount rate	+/- 0.25%	$78.1	$78.1	$5.0
Actual return on plan assets	+/- 0.25%	N/A	5.8	0.2
Expected return on assets	+/- 0.25%	N/A	N/A	6.0

In the table above, a 25 basis point decrease in the discount rate will increase the pension obligation by $78.1 million and decrease total equity by $78.1 million. The change in equity in the table above is reflected on a pre-tax basis. Defined benefit pension plans in the United States represent 87% of the Company's benefit obligation and 88% of the fair value of the Company's plan assets at December 31, 2011. The Company uses a combined U.S. federal and state statutory rate of approximately 37% to calculate the after-tax impact on equity for U.S. plans.  The Company uses the local statutory tax rate in effect to calculate the after-tax impact on equity for all remaining non-U.S. plans.  For some non-U.S. plans, a valuation allowance has been recorded against the tax benefits recorded in equity and, therefore, no tax benefits are recognized on an after-tax basis.

Postretirement Benefit Plans:

In 2012, the Company expects net periodic benefit cost to decrease to approximately $24 million for postretirement benefit plans. The expected decrease is primarily due to a higher expected return on plan assets of approximately $7 million for postretirement benefit plans and lower interest cost of approximately $4 million. The higher expected return on plan assets is primarily due to higher VEBA trust assets at December 31, 2011, compared to December 31, 2010, as well as the impact of 2012 contributions. The Company expects to contribute approximately $100 million to its VEBA trust in 2012.

The lower expected interest cost for 2012 is primarily due to a 65 basis point reduction in the Company's discount rate from 5.50% for 2011 to 4.85% for 2012.

For expense purposes in 2011, the Company applied a discount rate of 5.50% for the postretirement welfare plans.  For expense purposes for 2012, the Company will apply a discount rate of 4.85% for the postretirement welfare plans. For expense purposes in 2011, the Company applied an expected rate of return of 5.0% to the VEBA trust assets. For expense purposes for 2012, the Company will continue to apply an expected rate of return of 5.0% to the VEBA trust assets.

The following table presents the sensitivity of the Company's accumulated other postretirement benefit obligation (ABO), total equity and 2012 expense to the indicated increase/decrease in key assumptions:

		+ / - Change at December 31, 2012
	Change	ABO	Equity	2012 Expense
Assumption:
Discount rate	+/- 0.25%	$12.5	$12.5	$0.5
Actual return on plan assets	+/- 0.25%	N/A	0.5	—
Expected return on assets	+/- 0.25%	N/A	N/A	0.5

In the table above, a 25 basis point decrease in the discount rate will increase the postretirement benefit obligation by $12.5 million and decrease equity by $12.5 million. The change in total equity in the table above is reflected on a pre-tax basis.

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

Forward-Looking Statements

Certain statements set forth in this Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 (including the Company's forecasts, beliefs and expectations) that are not historical in nature are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management's Discussion and Analysis contains numerous forward-looking statements. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. The Company cautions readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of the Company due to a variety of factors, such as:

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

•
competitive factors, including changes in market penetration, increasing price competition by existing or new foreign and domestic competitors, the introduction of new products by existing and new competitors, and new technology that may impact the way the Company's products are sold or distributed;

•
changes in operating costs. This includes: the effect of changes in the Company's manufacturing processes; changes in costs associated with varying levels of operations and manufacturing capacity; availability of raw materials and energy; the Company's ability to mitigate the impact of fluctuations in raw materials and energy costs and the operation of the Company's surcharge mechanism; changes in the expected costs associated with product warranty claims; changes resulting from inventory management and cost reduction initiatives and different levels of customer demands; the effects of unplanned work stoppages; and changes in the cost of labor and benefits;

•
the success of the Company's operating plans, announced programs, initiatives and capital investments; the ability to integrate acquired companies; the ability of acquired companies to achieve satisfactory operating results, including results being accretive to earnings; and the Company's ability to maintain appropriate relations with unions that represent Company associates in certain locations in order to avoid disruptions of business;

•	unanticipated litigation, claims or assessments. This includes: claims or problems related to intellectual property, product liability or warranty, environmental issues, and taxes;

•
changes in worldwide financial markets, including availability of financing and interest rates, which affect: the Company's cost of funds and/or ability to raise capital; the Company's pension obligations and investment performance; and/or customer demand and the ability of customers to obtain financing to purchase the Company's products or equipment that contain the Company's products;

•	retention of CDSOA distributions; and

•	those items identified under Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Additional risks relating to the Company's business, the industries in which the Company operates or the Company's common shares may be described from time to time in the Company's filings with the Securities and Exchange Commission. All of these risk factors are difficult to predict, are subject to material uncertainties that may affect actual results and may be beyond the Company's control.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Common Shares

The following table provides information about purchases by the Company of its common shares during the quarter ended June 30, 2012.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
4/1/12 – 4/30/12	12,831	$55.97	—	9,500,000
5/1/12 – 5/31/12	511,128	51.22	500,000	9,000,000
6/1/12 – 6/30/12	516	45.37	—	9,000,000
Total	524,475	$51.33	500,000	9,000,000

(1)
12,831 shares purchased in April, 11,128 of the shares purchased in May, and 516 shares purchased in June represent common shares of the Company that are owned and tendered by employees to exercise stock options, and to satisfy withholding obligations in connection with the exercise of stock options and vesting of restricted shares.

(2)
For shares tendered in connection with the vesting of restricted shares, the average price paid per share is an average calculated using the daily high and low of the Company's common shares as quoted on the New York Stock Exchange at the time of vesting. For shares tendered in connection with the exercise of stock options, the price paid is the real-time trading stock price at the time the options are exercised.

(3)
On February 10, 2012, the Board of Directors of the Company approved a new share purchase plan pursuant to which the Company may purchase up to ten million of its common shares in the aggregate. This new share purchase plan replaced the Company's 2006 common share purchase plan and expires on December 31, 2015. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans.

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

101
Financial statements from the quarterly report on Form 10-Q of The Timken Company for the quarter ended June 30, 2012, filed on July 31, 2012, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY
Date: July 31, 2012	By: /s/ James W. Griffith
James W. Griffith President and Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2012	By: /s/ Glenn A. Eisenberg
Glenn A. Eisenberg Executive Vice President – Finance and Administration (Principal Financial Officer)