Form 10-Q
period 2012-09-30
TIMKEN CO
filed 2012-10-29
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2012
Common Shares, without par value	95,847,056 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE TIMKEN COMPANY AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(Dollars in millions, except per share data)
Net sales	$1,142.5	$1,321.8	$3,906.7	$3,905.5
Cost of products sold	843.6	978.5	2,818.9	2,878.4
Gross Profit	298.9	343.3	1,087.8	1,027.1
Selling, general and administrative expenses	152.7	155.1	480.4	459.1
Impairment and restructuring charges	11.9	1.2	28.8	8.5
Operating Income	134.3	187.0	578.6	559.5
Interest expense	(7.3)	(9.1)	(24.0)	(28.2)
Interest income	0.6	1.5	2.0	4.4
Continued Dumping & Subsidy Offset Act (CDSOA) receipts, net of expense	(0.9)	—	108.6	—
Other income (expense), net	1.4	2.9	(3.7)	1.6
Income Before Income Taxes	128.1	182.3	661.5	537.3
Provision for income taxes	47.0	70.1	241.0	189.0
Net Income	81.1	112.2	420.5	348.3
Less: Net income attributable to noncontrolling interest	0.2	1.2	0.3	3.1
Net Income attributable to The Timken Company	$80.9	$111.0	$420.2	$345.2
Net Income per Common Share attributable to The Timken Company Common Shareholders
Basic earnings per share	$0.84	$1.13	$4.32	$3.53
Diluted earnings per share	$0.83	$1.12	$4.28	$3.48
Dividends per share	$0.23	$0.20	$0.69	$0.58

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(Dollars in millions)
Net Income	$81.1	$112.2	$420.5	$348.3
Other comprehensive income, net of tax:
Foreign currency translation adjustments	16.5	(77.2)	0.5	(30.7)
Unrealized (loss) gain on marketable securities	(0.2)	0.2	(0.7)	0.5
Pension and postretirement liability adjustment	12.2	16.4	34.2	34.9
Change in fair value of derivative financial instruments	(0.9)	0.6	0.5	0.7
Other comprehensive income (loss)	27.6	(60.0)	34.5	5.4
Comprehensive Income	108.7	52.2	455.0	353.7
Less: comprehensive income attributable to noncontrolling interest	0.2	1.2	0.2	3.2
Comprehensive Income attributable to The Timken Company	$108.5	$51.0	$454.8	$350.5
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	(Unaudited) September 30,	December 31,
	2012	2011
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$485.5	$464.8
Restricted cash	—	3.6
Accounts receivable, less allowances: 2012 – $12.6 million; 2011 – $19.0 million	629.8	645.5
Inventories, net	928.1	964.4
Deferred income taxes	115.9	113.7
Deferred charges and prepaid expenses	12.9	12.8
Other current assets	61.5	88.1
Total Current Assets	2,233.7	2,292.9
Property, Plant and Equipment-Net	1,344.3	1,308.9
Other Assets
Goodwill	332.1	332.7
Other intangible assets	221.7	235.7
Deferred income taxes	45.6	117.2
Other non-current assets	41.1	40.0
Total Other Assets	640.5	725.6
Total Assets	$4,218.5	$4,327.4
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$12.9	$22.0
Accounts payable, trade	270.0	287.3
Salaries, wages and benefits	213.0	259.3
Income taxes payable	112.7	45.5
Deferred income taxes	3.6	3.1
Other current liabilities	171.1	188.4
Current portion of long-term debt	14.6	14.3
Total Current Liabilities	797.9	819.9
Non-Current Liabilities
Long-term debt	461.4	478.8
Accrued pension cost	158.3	491.0
Accrued postretirement benefits cost	333.9	395.9
Deferred income taxes	6.7	7.5
Other non-current liabilities	114.5	91.8
Total Non-Current Liabilities	1,074.8	1,465.0
Shareholders’ Equity
Class I and II Serial Preferred Stock, without par value:
Authorized – 10,000,000 shares each class, none issued	—	—
Common stock, without par value:
Authorized – 200,000,000 shares
Issued (including shares in treasury) (2012 – 98,375,135 shares; 2011 – 98,375,135 shares)
Stated capital	53.1	53.1
Other paid-in capital	887.7	889.2
Earnings invested in the business	2,358.1	2,004.7
Accumulated other comprehensive loss	(854.9)	(889.5)
Treasury shares at cost (2012 – 2,528,079 shares; 2011 – 708,327 shares)	(112.6)	(29.2)
Total Shareholders’ Equity	2,331.4	2,028.3
Noncontrolling Interest	14.4	14.2
Total Equity	2,345.8	2,042.5
Total Liabilities and Shareholders’ Equity	$4,218.5	$4,327.4
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income attributable to The Timken Company	$420.2	$345.2
Net income attributable to noncontrolling interest	0.3	3.1
Adjustments to reconcile income before income taxes to net cash provided by operating activities:
Depreciation and amortization	148.8	142.9
Impairment charges	6.4	3.3
Loss (gain) on sale of assets	3.6	(0.9)
Deferred income tax provision	44.6	48.7
Stock-based compensation expense	13.4	13.1
Pension and other postretirement expense	70.1	55.8
Pension contributions and other postretirement benefit payments	(399.8)	(445.2)
Changes in operating assets and liabilities:
Accounts receivable	13.8	(187.9)
Inventories	35.2	(122.2)
Accounts payable, trade	(17.0)	39.3
Other accrued expenses	(74.5)	(2.3)
Income taxes	99.3	52.6
Other – net	2.1	(12.9)
Net Cash Provided (Used) by Operating Activities	366.5	(67.4)
Investing Activities
Capital expenditures	(187.3)	(106.0)
Acquisitions	(0.2)	(198.9)
Proceeds from disposals of property, plant and equipment	1.8	5.7
Divestitures	—	4.8
Investments in short-term marketable securities, net	17.2	(23.9)
Other	3.5	0.8
Net Cash Used by Investing Activities	(165.0)	(317.5)
Financing Activities
Cash dividends paid to shareholders	(66.8)	(56.6)
Net proceeds from common share activity	20.2	23.4
Purchase of treasury shares	(112.3)	(43.8)
Proceeds from issuance of long-term debt	—	9.3
Payments on long-term debt	(17.2)	(4.0)
Short-term debt activity – net	(9.3)	(7.3)
Decrease (increase) in restricted cash	3.6	(3.6)
Other	—	(3.5)
Net Cash Used by Financing Activities	(181.8)	(86.1)
Effect of exchange rate changes on cash	1.0	(3.2)
Increase (Decrease) In Cash and Cash Equivalents	20.7	(474.2)
Cash and cash equivalents at beginning of year	464.8	877.1
Cash and Cash Equivalents at End of Period	$485.5	$402.9
See accompanying Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions, except per share data)

Note 1 -	Basis of Presentation
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

In July 2012, the Financial Accounting Standards Board (FASB) issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): "Testing Indefinite-Lived Intangible Assets for Impairment." The new guidance includes periodic testing of indefinite-lived intangibles for impairment. This allows companies to assess qualitative factors to determine if indefinite-lived intangibles might be impaired and whether is is necessary to perform the two-step impairment test. The effective date of the new guidance is for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. The Company adopted this accounting guidance effective October 1, 2012, and it is not expected to have an impact on the Company's results of operations and financial condition.

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

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." The amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. As the FASB is considering the presentation requirements, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05.

The Company adopted ASU No. 2011-04, Fair Value Measurement (Topic 820): "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs," effective January 1, 2012. The new accounting requirements do not extend the use of fair value accounting; they only provide additional guidance on the application and disclosure of fair value accounting where its use is currently permitted. The new accounting requirements also expand the disclosures about fair value measurement.

Note 3 -	Inventories

The components of inventories were as follows:

	September 30, 2012	December 31, 2011
Inventories, net:
Manufacturing supplies	$68.4	$65.6
Raw materials	117.2	129.8
Work in process	315.5	327.4
Finished products	467.1	472.4
Subtotal	968.2	995.2
Allowance for obsolete and surplus inventory	(40.1)	(30.8)
Total Inventories, net	$928.1	$964.4

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

The LIFO reserve at September 30, 2012 and December 31, 2011 was $300.6 million and $287.7 million, respectively. The Company recognized an increase in its LIFO reserve of $3.7 million and $12.9 million during the third quarter and first nine months of 2012, respectively, compared to an increase in its LIFO reserve of $8.1 million and $23.8 million during the third quarter and first nine months of 2011, respectively.

Based on current expectations of inventory levels and costs, the Company expects to recognize approximately $17.9 million in LIFO expense for the year ended December 31, 2012. The expected increase in the LIFO reserve for 2012 reflects anticipated higher costs, especially scrap steel costs. A 1.0% increase in costs would increase the current LIFO expense estimate for 2012 by $6.4 million. A 1.0% increase in inventory quantities would have no effect on the current LIFO expense estimate for 2012.

Note 4 -	Property, Plant and Equipment

The components of property, plant and equipment were as follows:

	September 30, 2012	December 31, 2011
Property, Plant and Equipment:
Land and buildings	$655.2	$637.3
Machinery and equipment	3,072.9	2,952.1
Subtotal	3,728.1	3,589.4
Less allowances for depreciation	(2,383.8)	(2,280.5)
Property, Plant and Equipment – net	$1,344.3	$1,308.9

Depreciation expense for the nine months ended September 30, 2012 and 2011 was $134.5 million and $133.7 million, respectively. At September 30, 2012 and December 31, 2011, machinery and equipment included approximately $84.7 million and $90.5 million, respectively, of capitalized software. Depreciation expense on capitalized software for the nine months ended September 30, 2012 and 2011 was approximately $17.6 million and $17.2 million, respectively.

Note 5 -	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2012 were as follows:

	Mobile Industries	Process Industries	Aerospace and Defense	Steel	Total
Beginning balance	$16.9	$141.1	$162.1	$12.6	$332.7
Acquisitions	—	0.2	—	—	0.2
Other	—	(0.7)	—	(0.1)	(0.8)
Ending balance	$16.9	$140.6	$162.1	$12.5	$332.1

During the first nine months of 2012, the Company allocated goodwill acquired as part of the acquisition of Drives, LLC (Drives) between the Mobile Industries and Process Industries segments based on the relative fair value of each reporting unit. The Company also obtained additional information on the fair value of intangible assets acquired in 2011 and, therefore, adjusted the value of goodwill and other intangible assets during the first nine months of 2012 (See Note 14 – Acquisitions for additional information on the purchase price allocation). The purchase price allocation adjustments were made retroactive to December 31, 2011. Other primarily includes foreign currency translation adjustments.

The following table displays intangible assets as of September 30, 2012 and December 31, 2011:

	As of September 30, 2012			As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$157.1	$35.4	$121.7	$157.1	$26.3	$130.8
Know-how	22.6	2.5	20.1	22.6	1.5	21.1
Industrial license agreements	0.2	0.1	0.1	0.1	0.1	—
Land-use rights	8.6	4.0	4.6	8.6	3.8	4.8
Patents	2.5	1.8	0.7	2.5	1.7	0.8
Technology use	47.0	10.6	36.4	46.9	8.7	38.2
Trademarks	2.9	2.8	0.1	2.8	2.3	0.5
PMA licenses	8.8	3.5	5.3	8.8	3.1	5.7
Non-compete agreements	3.9	3.2	0.7	3.9	2.5	1.4
Unpatented technology	7.2	6.7	0.5	7.2	6.3	0.9
	$260.8	$70.6	$190.2	$260.5	$56.3	$204.2
Intangible assets not subject to amortization:
Tradename	$17.3	$—	$17.3	$17.3	$—	$17.3
FAA air agency certificates	14.2	—	14.2	14.2	—	14.2
	$31.5	$—	$31.5	$31.5	$—	$31.5
Total intangible assets	$292.3	$70.6	$221.7	$292.0	$56.3	$235.7

Amortization expense for intangible assets was $14.3 million and $9.2 million for the nine months ended September 30, 2012 and September 30, 2011, respectively. Amortization expense for intangible assets is estimated to be approximately $18.7 million for 2012; $17.4 million in 2013; $16.9 million in 2014; $16.8 million in 2015; and $16.5 million in 2016.

Note 6 -	Financing Arrangements

Short-term debt at September 30, 2012 and December 31, 2011 was as follows:

	September 30, 2012	December 31, 2011
Variable-rate lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 2.53% to 6.16% and 2.24% to 11.0% at September 30, 2012 and December 31, 2011, respectively	$12.9	$22.0
Short-term debt	$12.9	$22.0

The lines of credit for certain of the Company’s foreign subsidiaries provide for short-term borrowings up to $221.3 million. At September 30, 2012, the Company’s foreign subsidiaries had borrowings outstanding of $12.9 million and guarantees of $3.8 million, which reduced the availability under these facilities to $204.6 million.

The Company has a $150 million Accounts Receivable Securitization Financing Agreement (Asset Securitization Agreement), which matures on November 10, 2012. The Company is currently reviewing its options to establish a new agreement prior to the current maturity date. Under the terms of the Asset Securitization Agreement, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary, that in turn uses the trade receivables to secure borrowings, which are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the agreement are limited by certain borrowing base calculations. Any amounts outstanding under this Asset Securitization Agreement would be reported in short-term debt on the Company’s Consolidated Balance Sheet. As of September 30, 2012, there were no outstanding borrowings under the Asset Securitization Agreement. The cost of this facility, which is the commercial paper rate plus program fees, is considered a financing cost and is included in interest expense in the Consolidated Statements of Income.

Long-term debt at September 30, 2012 and December 31, 2011 was as follows:

	September 30, 2012	December 31, 2011
Fixed-rate Medium-Term Notes, Series A, mature at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	$175.0	$175.0
Fixed-rate Senior Unsecured Notes, maturing on September 15, 2014, with an interest rate of 6.0%	249.9	249.8
Variable-rate State of Ohio Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.16% at September 30, 2012)	12.2	12.2
Variable-rate State of Ohio Air Quality Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.34% at September 30, 2012)	9.5	9.5
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (0.34% at September 30, 2012)	8.5	17.0
Variable-rate credit facility with US Bank for Advanced Green Components, LLC, maturing on May 23, 2013 (1.35% at September 30, 2012)	0.2	5.1
Other	20.7	24.5
	$476.0	$493.1
Less current maturities	14.6	14.3
Long-term debt	$461.4	$478.8

The Company has a $500 million Amended and Restated Credit Agreement (Senior Credit Facility) which matures on May 11, 2016. At September 30, 2012, the Company had no outstanding borrowings under the Senior Credit Facility but had letters of credit outstanding totaling $8.6 million, which reduced the availability under the Senior Credit Facility to $491.4 million. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At September 30, 2012, the Company was in full compliance with the covenants under the Senior Credit Facility.

In 2011, the Company was notified that its variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033, had lost their tax-exempt status and would now be taxable to its bondholders. As part of the negotiation with the Internal Revenue Service (IRS), the Company redeemed half of the balance during the third quarter of 2012. The Company now expects to pay off the remaining balance of $8.5 million on December 31, 2022.

Certain of the Company’s foreign subsidiaries have facilities that also provide for long-term borrowings up to $19.1 million. At September 30, 2012, the Company had outstanding borrowings of $19.1 million, leaving no availability under these long-term facilities.

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

The following is a rollforward of the warranty accruals for the nine months ended September 30, 2012 and the twelve months ended December 31, 2011:

	September 30, 2012	December 31, 2011
Beginning balance, January 1	$11.7	$8.0
(Income) expense	(1.6)	9.0
Payments	(4.6)	(5.3)
Ending balance	$5.5	$11.7

The product warranty accrual at September 30, 2012 and December 31, 2011, respectively, was included in other current liabilities on the Consolidated Balance Sheets.

Note 8 -	Equity

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Earnings Invested in the Business	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non- controlling Interest
Balance at December 31, 2011	$2,042.5	$53.1	$889.2	$2,004.7	$(889.5)	$(29.2)	$14.2
Net income	420.5			420.2			0.3
Foreign currency translation adjustment	0.5				0.5
Pension and postretirement liability adjustment (net of the income tax benefit of $24.5 million)	34.2				34.2
Unrealized loss on marketable securities	(0.7)				(0.6)		(0.1)
Change in fair value of derivative financial instruments, net of reclassifications	0.5				0.5
Dividends – $0.69 per share	(66.8)			(66.8)
Excess tax benefit from stock compensation	9.6		9.6
Stock-based compensation expense	13.4		13.4
Stock purchased at cost	(112.3)					(112.3)
Stock option exercise activity	12.5		(20.6)			33.1
Restricted shares (issued) surrendered	—		(3.9)			3.9
Shares surrendered for taxes	(8.1)					(8.1)
Balance at September 30, 2012	$2,345.8	$53.1	$887.7	$2,358.1	$(854.9)	$(112.6)	$14.4

Note 9 - Earnings Per Share

The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three months and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income attributable to The Timken Company	$80.9	$111.0	$420.2	$345.2
Less: undistributed earnings allocated to nonvested stock	0.2	0.4	1.3	1.3
Net income available to common shareholders for basic earnings per share and diluted earnings per share	$80.7	$110.6	$418.9	$343.9
Denominator:
Weighted average number of shares outstanding – basic	96,356,772	97,489,819	96,981,922	97,509,361
Effect of dilutive securities:
Stock options and awards - based on the treasury stock method	766,401	996,021	933,878	1,234,225
Weighted average number of shares outstanding, assuming dilution of stock options and awards	97,123,173	98,485,840	97,915,800	98,743,586
Basic earnings per share	$0.84	$1.13	$4.32	$3.53
Diluted earnings per share	$0.83	$1.12	$4.28	$3.48

The exercise prices for certain stock options that the Company has awarded exceed the average market price of the Company’s common stock. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. The antidilutive stock options outstanding during the three months ended September 30, 2012 and 2011 were 1,299,460 and 697,500, respectively. The antidilutive stock options outstanding during the nine months ended September 30, 2012 and 2011 were 739,577 and 350,167, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales to external customers:
Mobile Industries	$396.7	$441.3	$1,314.0	$1,349.3
Process Industries	309.8	328.1	1,000.5	919.7
Aerospace and Defense	84.0	81.8	262.5	244.4
Steel	352.0	470.6	1,329.7	1,392.1
	$1,142.5	$1,321.8	$3,906.7	$3,905.5
Intersegment sales:
Mobile Industries	$0.2	$0.3	$0.4	$0.5
Process Industries	1.3	0.8	3.9	2.5
Steel	25.0	30.9	82.6	96.0
	$26.5	$32.0	$86.9	$99.0
Segment EBIT:
Mobile Industries	$37.9	$69.5	$173.4	$213.0
Process Industries	60.1	75.6	213.7	209.6
Aerospace and Defense	7.7	(1.7)	26.3	2.4
Steel	49.7	66.2	226.6	196.8
Total EBIT for reportable segments	$155.4	$209.6	$640.0	$621.8
Unallocated corporate expenses	(20.1)	(18.8)	(63.8)	(59.9)
CDSOA receipts, net of expense	(0.9)	—	108.6	—
Interest expense	(7.3)	(9.1)	(24.0)	(28.2)
Interest income	0.6	1.5	2.0	4.4
Intersegment adjustments	0.4	(0.9)	(1.3)	(0.8)
Income before income taxes	$128.1	$182.3	$661.5	$537.3

Note 11 - Impairment and Restructuring Charges

Impairment and restructuring charges by segment are comprised of the following:

For the three months ended September 30, 2012:

	Mobile Industries	Process Industries	Aerospace & Defense	Total
Impairment charges	$6.4	$—	$—	$6.4
Severance and related benefit costs	0.3	1.0	—	1.3
Exit costs	4.2	—	—	4.2
Total	$10.9	$1.0	$—	$11.9

For the three months ended September 30, 2011:

	Mobile Industries	Process Industries	Aerospace & Defense	Total
Impairment charges	$—	$0.1	$—	$0.1
Severance and related benefit costs	0.1	—	—	0.1
Exit costs	0.9	0.1	—	1.0
Total	$1.0	$0.2	$—	$1.2

For the nine months ended September 30, 2012:

	Mobile Industries	Process Industries	Aerospace & Defense	Total
Impairment charges	$6.4	$—	$—	$6.4
Severance and related benefit costs	16.6	1.3	—	17.9
Exit costs	4.5	—	—	4.5
Total	$27.5	$1.3	$—	$28.8

For the nine months ended September 30, 2011:

	Mobile Industries	Process Industries	Aerospace & Defense	Total
Impairment charges	$0.1	$0.3	$0.1	$0.5
Severance expense and related benefit costs	0.2	—	—	0.2
Exit costs	7.5	0.3	—	7.8
Total	$7.8	$0.6	$0.1	$8.5

The following discussion explains the major impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above.

Mobile Industries

In May 2012, the Company announced the closure of its manufacturing facility in St. Thomas, Ontario, Canada (St. Thomas), expected to be completed in approximately one year, and its intent to consolidate bearing production at this plant with its existing U.S. operations to better align the Company's manufacturing footprint and customer base. The Company will also move customer service for the Canadian market to its offices in Toronto. Production is expected to be transferred to the Company's operations in Ohio, North Carolina and South Carolina by mid-2013. The closure of the St. Thomas manufacturing facility will displace approximately 190 employees. The Company expects to incur pretax costs of approximately $55 million to $65 million in connection with this closure, of which approximately $20 million to $25 million is expected to be pretax cash costs.

The Company has incurred pretax costs of approximately $26.1 million as of September 30, 2012, including rationalization costs recorded in cost of products sold. During the third quarter of 2012, the Company recorded $6.4 million of impairment charges. During the first nine months of 2012, the Company recorded $16.8 million of severance and related benefits, including a curtailment of pension benefits of $10.7 million, and impairment charges of $6.4 million. The majority of the $16.8 million charge was incurred by the Mobile Industries segment.

In March 2007, the Company announced the closure of its manufacturing facility in Sao Paulo, Brazil (Sao Paulo). The Company completed the closure of this manufacturing facility on March 31, 2010. Pretax costs associated with the closure could be as high as approximately $60 million, which includes restructuring costs and rationalization costs recorded in cost of products sold and selling, general and administrative expenses. Mobile Industries has incurred cumulative pretax costs of approximately $56.8 million as of September 30, 2012 related to this closure. During the third quarter and first nine months of 2012, the Company recorded $4.2 million and $7.1 million of exit costs associated with the closure of this facility primarily related to environmental remediation costs. During the third quarter and first nine months of 2011, the Company recorded $0.9 million and $6.9 million, respectively, of exit costs associated with this closure. The exit costs recorded in the third quarter and first nine months of 2011 were primarily related to environmental remediation costs and workers' compensation claims for former employees. The Company accrues environmental remediation costs and workers' compensation claims when they are probable and estimable.

In addition to the above charges, the Company recorded a favorable adjustment of $2.7 million during the first nine months of 2012 for environmental exit costs at the site of its former plant in Columbus, Ohio. The favorable adjustment was a result of the sale of the real estate at the site of this former plant during the first quarter of 2012. The buyer assumed responsibility for the environmental remediation as a result of the sale. The buyer was able to obtain funding from the State of Ohio to remediate the site.

The following is a rollforward of the consolidated restructuring accrual for the nine months ended September 30, 2012 and the twelve months ended December 31, 2011:

	September 30, 2012	December 31, 2011
Beginning balance, January 1	$21.8	$22.1
Expense	11.7	13.9
Payments	(15.1)	(14.2)
Ending balance	$18.4	$21.8

The restructuring accrual at September 30, 2012 and December 31, 2011 was included in other current liabilities on the Consolidated Balance Sheets. The restructuring accrual at September 30, 2012 excluded costs related to the curtailment of pension benefit plans of $10.7 million. The restructuring accrual at September 30, 2012 included $6.8 million of environmental remediation costs, of which $5.8 million relates to Sao Paulo. The Company adjusts environmental remediation accruals based on the best available estimate of costs to be incurred, the timing and extent of remedial actions required by governmental authorities and the amount of the Company's liability in proportion to other responsible parties. The Company's estimated total liability for this site ranges from a minimum of $5.8 million to a maximum of $9.7 million. It is possible that the estimates may change in the near term.

Note 12 - Retirement and Postretirement Benefit Plans

The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension and postretirement benefit plans. The amounts for the three months and nine months ended September 30, 2012 are based on updated actuarial calculations prepared during the second quarter of 2012. The net periodic benefit cost recorded for the three months and nine months ended September 30, 2012 is the Company’s best estimate of each period’s proportionate share of the amounts to be recorded for the year ending December 31, 2012.

	Pension		Postretirement
	Three Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$8.7	$8.0	$0.6	$0.7
Interest cost	37.7	39.6	7.0	8.1
Expected return on plan assets	(55.3)	(53.7)	(2.7)	(1.2)
Amortization of prior service cost	2.3	2.4	—	—
Amortization of net actuarial loss	20.8	14.0	0.6	0.7
Net periodic benefit cost	$14.2	$10.3	$5.5	$8.3

	Pension		Postretirement
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$25.9	$24.2	$1.9	$1.9
Interest cost	113.3	119.0	20.9	24.3
Expected return on plan assets	(165.8)	(161.3)	(8.0)	(3.4)
Amortization of prior service cost (credit)	7.0	7.1	(0.2)	(0.2)
Amortization of net actuarial loss	62.5	42.0	1.9	2.2
Curtailment loss	10.7	—	—	—
Net periodic benefit cost	$53.6	$31.0	$16.5	$24.8

Note 13 -	Income Taxes

The Company's provision for income taxes in interim periods is computed by applying the appropriate annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior year tax liabilities, are recorded during the period(s) in which they occur.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Provision for income taxes	$47.0	$70.1	$241.0	$189.0
Effective tax rate	36.7%	38.5%	36.4%	35.2%

The effective tax rate in the third quarter of 2012 was higher than the U.S. federal statutory rate of 35% primarily due to losses at certain foreign subsidiaries where no tax benefit could be recorded, including restructuring charges related to the closure of the manufacturing facility in St. Thomas, U.S. state and local taxes, and U.S. taxation of foreign income. These factors were partially offset by the U.S. manufacturing deduction and certain discrete U.S. tax benefits.

The decrease in the effective tax rate in the third quarter of 2012 compared to the third quarter of 2011 was primarily due to higher tax benefits from the U.S. manufacturing deduction and certain discrete U.S. tax benefits. These factors were partially offset by higher losses at certain foreign subsidiaries where no tax benefit could be recorded, including restructuring charges related to the closure of the manufacturing facility in St. Thomas, lower earnings in certain foreign jurisdictions where the effective tax rate was lower than 35%.

The effective tax rate for the first nine months of 2012 was higher than the U.S. federal statutory rate of 35% primarily due to U.S. state and local taxes, U.S. taxation of foreign income and losses at certain foreign subsidiaries where no tax benefit could be recorded, including restructuring charges related to the closure of the manufacturing facility in St. Thomas. These factors were partially offset by earnings in certain foreign jurisdictions where the effective tax rate was lower than 35%, the U.S. manufacturing deduction and certain discrete U.S. tax benefits.

The increase in the effective tax rate in the first nine months of 2012 compared to the first nine months of 2011 was primarily due to higher losses at certain foreign subsidiaries where no tax benefit could be recorded, including restructuring charges related to the closure of the manufacturing facility in St. Thomas, lower earnings in certain foreign jurisdictions where the effective tax rate was lower than 35% and higher U.S. state and local taxes. These factors were partially offset by higher tax benefits from the U.S. manufacturing deduction and certain discrete U.S. tax benefits.

As of September 30, 2012, the Company had approximately $111.2 million of total gross unrecognized tax benefits. Included in this amount was approximately $45.5 million, which represents the amount of unrecognized tax benefits that would favorably impact the Company's effective income tax rate in any future periods if such benefits were recognized. As of September 30, 2012, the Company anticipates a decrease in its unrecognized tax positions of approximately $43.0 million to $44.0 million during the next 12 months. The anticipated decrease is primarily due to settlements with tax authorities. As of September 30, 2012, the Company has accrued approximately $10.7 million of interest and penalties related to uncertain tax positions. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense.
As of December 31, 2011, the Company had $87.2 million of total gross unrecognized tax benefits. Included in this amount was approximately $45.3 million, which represents the amount of unrecognized tax benefits that would favorably impact the Company's effective income tax rate in any future periods if such benefits were recognized. As of December 31, 2011, the Company has accrued approximately $9.0 million of interest and penalties related to uncertain tax positions. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense.

The following table reconciles the Company's total gross unrecognized tax benefits:

	September 30, 2012	December 31, 2011
Beginning balance, January 1	$87.2	$77.8
Tax positions related to the current year:
Additions	21.1	1.3
Tax positions related to prior years:
Additions	4.3	13.7
Reductions	(0.9)	(5.6)
Lapses in statutes of limitation	(0.5)	—
Ending balance	$111.2	$87.2

During the first nine months of 2012, gross unrecognized tax benefits increased primarily due to net additions related to current year tax matters including the timing of income recognition for certain amounts received by the Company and treated as capital contributions pursuant to Section 118 of the Internal Revenue Code and other miscellaneous items. These increases were partially offset by reductions related to prior year tax matters including taxes related to the Company's international operations, and lapses of the statutes of limitation associated with various tax matters.
During 2011, gross unrecognized tax benefits increased primarily due to net additions related to various prior year and current year tax matters, including U.S. state and local taxes, and taxes related to the Company's international operations. These increases were partially offset by reductions related to prior year and current year tax matters, including U.S. state and local taxes and taxes related to the Company's international operations, and lapses of the statutes of limitation associated with various tax matters.

As of September 30, 2012, the Company is subject to examination by the IRS for tax years 2006 to the present. The Company is also subject to tax examination in various U.S. state and local tax jurisdictions for tax years 2007 to the present, as well as various foreign tax jurisdictions, including Brazil, Germany, India and Canada for tax years 2004 to the present.
The current portion of the Company's unrecognized tax benefits was presented on the Consolidated Balance Sheets within income taxes payable, and the non-current portion was presented as a component of other non-current liabilities.
During the third quarter of 2012, the Company recorded an adjustment to decrease non-current deferred tax assets and income taxes payable to record the impact of certain pension accruals, which should have been included in the computation of the U.S. federal and state income tax liabilities for the tax year ending December 31, 2011. Non-current deferred taxes assets and income taxes payable were reclassified as of December 31, 2011 to reflect the adjustment.

Note 14 -	Acquisitions

On October 3, 2011, the Company completed the acquisition of Drives for approximately $93 million in cash. On July 1, 2011, the Company completed the acquisition of substantially all of the assets of Philadelphia Gear Corp. (Philadelphia Gear) for approximately $199 million in cash. The Company made an initial allocation of the purchase price at the date of acquisition based upon its understanding of the fair value of the acquired assets and assumed liabilities at that time. In the months after closing, the Company obtained additional information and was able to refine the estimates of fair value and more accurately allocate the purchase price. During the first nine months of 2012, the Company finalized the purchase price allocation for the Philadelphia Gear acquisition and the Drives acquisition and all appropriate adjustments were made. The purchase price allocation was made retroactive to December 31, 2011 on the Consolidated Balance Sheets.

The following table presents the initial purchase price allocation for acquisitions in 2011 and adjustments to the purchase price allocation during the first nine months of 2012:

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

The following table summarizes the initial purchase price allocation for acquisitions in 2011 and the adjusted purchase price allocation as of September 30, 2012:

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

The following table presents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012:

	Fair Value at September 30, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$485.5	$485.5	$—	$—
Short-term investments	28.6	28.6	—	—
Foreign currency hedges	1.6	—	1.6	—
Total Assets	$515.7	$514.1	$1.6	$—
Liabilities:
Foreign currency hedges	$3.0	$—	$3.0
Total Liabilities	$3.0	$—	$3.0	$—

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

During the third quarter of 2012, machinery and equipment associated with the manufacturing facility in St. Thomas, with a carrying value of $10.2 million was written down to its fair value of $3.8 million, resulting in an impairment loss of $6.4 million. The fair value for these assets was based on the price that would be received in a current transaction to sell the assets on a standalone basis, considering the age and physical attributes of the equipment, compared to cost of similar used equipment. The fair value of machinery and equipment was measured using Level 3 inputs.

The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, net, accounts payable, trade, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, net, accounts payable, trade and short-term borrowings are a reasonable estimate of their fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $488.3 million and $480.7 million at September 30, 2012 and December 31, 2011, respectively. The carrying value of this debt was $426.7 million and $428.9 million at September 30, 2012 and December 31, 2011, respectively. The fair value of long-term fixed debt was measured using Level 2 inputs.

Note 16 - Continued Dumping and Subsidy Offset Act (CDSOA)

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

In 2006, the U.S. Court of International Trade (CIT) ruled, in two separate decisions, that the procedure for determining recipients eligible to receive CDSOA distributions was unconstitutional. In addition, several other court cases challenging various provisions of CDSOA were ongoing. As a result, from 2006 through 2010, U.S. Customs withheld a portion of the amounts that would otherwise have been distributed under CDSOA.

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

While some of the challenges to CDSOA have been resolved, others are still in litigation. Since there continue to be legal challenges to CDSOA, U.S. Customs has advised all affected domestic producers that it is possible that CDSOA distributions could be subject to clawback. Management of the Company believes that the likelihood of clawback is remote.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Overview

Introduction

The Timken Company, a global industrial technology leader, applies its deep knowledge of materials, friction management and power transmission to improve the reliability and efficiency of industrial machinery and equipment all around the world. The Company engineers, manufactures and markets mechanical components and high-performance steel. Its bearings, engineered steel bars and tubes as well as transmissions, gearboxes, chain, related products and services-support diversified markets worldwide. The Company operates under four segments: (1) Mobile Industries; (2) Process Industries; (3) Aerospace and Defense; and (4) Steel. The following is a description of the Company's segments:

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

•
Steel produces more than 450 grades of high-performance carbon and alloy steel, which are sold as ingots, bars and tubes in a variety of chemistries, lengths and finishes. The segment's metallurgical expertise and operational capabilities result in customized solutions for the automotive, industrial and energy sectors. Timken® specialty steels feature prominently in a wide variety of end products including: oil country drill pipe, bits and collars; gears, hubs, axles, crankshafts and connecting rods; bearing races and rolling elements; and bushings, fuel injectors and wind energy shafts.

The Company's strategy balances corporate aspirations for sustained growth and a determination to optimize the Company's existing portfolio of business, thereby generating strong profits and cash flows. The Company pursues its growth strategy through differentiation and expansion:

•
The Company leverages its technological capabilities to enhance existing products and services and to introduce new products that create value for its customers. At the same time, the Company seeks to grow in attractive market sectors, with particular emphasis on those industrial markets that value the reliability offered by the Company's products and create significant aftermarket demand, thereby providing a lifetime of opportunity in both product sales and services. The Company also seeks to expand its presence in new geographic spaces with an emphasis in Asia and other emerging markets. The Company's acquisition strategy is directed at complementing its existing portfolio and expanding the Company's market position globally.

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

In May 2012, the Company announced that it will close its plant in St. Thomas in approximately one year and consolidate bearing production within its existing U.S. operations to better align the Company's manufacturing footprint and customer base. The Company will also move customer service for the Canadian market to its offices in Toronto. Production is expected to be transferred to the Company's operations in Ohio, North Carolina and South Carolina by mid-2013.

Overview:

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
Net sales	$1,142.5	$1,321.8	$(179.3)	(13.6)%
Net income attributable to The Timken Company	80.9	111.0	(30.1)	(27.1)%
Diluted earnings per share	0.83	1.12	$(0.29)	(25.9)%
Average number of shares – diluted	97,123,173	98,485,840	—	—

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
Net sales	$3,906.7	$3,905.5	$1.2	—%
Net income attributable to The Timken Company	420.2	345.2	75.0	21.7%
Diluted earnings per share	4.28	3.48	$0.80	23.0%
Average number of shares – diluted	97,915,800	98,743,586	—	—

The Company reported net sales of approximately $1.1 billion for the third quarter of 2012, compared to approximately $1.3 billion in the third quarter of 2011, a decrease of 13.6%. Sales were lower across all business segments except for the Aerospace and Defense segment. The decrease in sales was primarily driven by lower volume, lower material surcharges and the impact of currency-rate changes, partially offset by the impact of favorable pricing and prior-year acquisitions. For the third quarter of 2012, net income per diluted share was $0.83, compared to $1.12 per diluted share for the third quarter of 2011. The third quarter earnings reflect the impact of lower volume, lower material surcharges, unfavorable sales mix and restructuring charges related to the announced closure of the manufacturing facility in St. Thomas, partially offset by lower material costs, higher pricing and the impact of prior-year acquisitions.

The Company reported net sales of approximately $3.9 billion for the first nine months of 2012 and 2011, respectively. Sales were driven by higher pricing and favorable sales mix, and the impact of prior-year acquisitions offset by lower demand from Steel and Mobile Industries customers, lower material surcharges and the impact of currency-rate changes. For the first nine months of 2012, net income per diluted share was $4.28 compared to $3.48 per diluted share for the first nine months of 2011. The Company's earnings for the first nine months of 2012 reflect CDSOA receipts, net of expense, of $108.6 million ($68.4 million after-tax or approximately $0.70 per diluted share), as well as pricing, lower material costs and the impact of prior-year acquisitions, partially offset by the impact of lower volume, lower material surcharges, restructuring charges as a result of the St. Thomas closure and higher selling, general and administrative expenses.

Outlook:

The Company expects 2012 full-year sales to be down 3% to 5% compared to 2011, primarily driven by lower volume across the Steel segment and Mobile Industries' light-vehicle and heavy truck market sectors, lower material surcharges and the impact of currency-rate changes, partially offset by favorable pricing, the impact of acquisitions completed in 2011, and higher volume across the Aerospace and Defense segment. The Company's earnings are expected to be comparable in 2012 to 2011 as CDSOA receipts, favorable pricing and lower raw material costs are offset by the impact of lower volume, lower material surcharges and restructuring charges.

The Company expects to generate cash from operations of approximately $535 million in 2012, an increase of approximately 150% over 2011, primarily driven by lower working capital requirements and CDSOA receipts. Pension and postretirement contributions are expected to be approximately $375 million in 2012, compared to $416 million in 2011. The Company expects capital expenditures to be approximately $300 million in 2012, compared to $205 million in 2011.

The Statement of Income

Sales by Segment:

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
Mobile Industries	$396.7	$441.3	$(44.6)	(10.1)%
Process Industries	309.8	328.1	(18.3)	(5.6)%
Aerospace and Defense	84.0	81.8	2.2	2.7%
Steel	352.0	470.6	(118.6)	(25.2)%
Total Company	$1,142.5	$1,321.8	$(179.3)	(13.6)%

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
Mobile Industries	$1,314.0	$1,349.3	$(35.3)	(2.6)%
Process Industries	1,000.5	919.7	80.8	8.8%
Aerospace and Defense	262.5	244.4	18.1	7.4%
Steel	1,329.7	1,392.1	(62.4)	(4.5)%
Total Company	$3,906.7	$3,905.5	$1.2	—%

Net sales for the third quarter of 2012 decreased $179.3 million, or 13.6%, compared to the third quarter of 2011, primarily due to lower volume of approximately $165 million, lower material surcharges of approximately $70 million and the effect of foreign currency exchange rate changes of approximately $25 million, partially offset by higher pricing of approximately $45 million and the impact of prior-year acquisitions of approximately $30 million. The decrease in volume was primarily due to lower demand across most of the Company's end markets sectors except the Aerospace and Defense segment and Mobile Industries' rail market sector. The favorable impact of prior-year acquisitions in the third quarter of 2012 was due to the acquisition of Drives in October 2011.

Net sales for the first nine months of 2012 were comparable to the first nine months of 2011, primarily due to higher pricing and favorable sales mix of approximately $180 million and the impact of prior-year acquisitions of approximately $160 million, offset by lower volume of approximately $185 million, lower material surcharges of approximately $85 million and the impact of foreign currency exchange rates of approximately $70 million. The favorable impact of acquisitions in the first nine months of 2012 was due to the acquisition of Philadelphia Gear in July 2011, as well as the acquisition of Drives in October 2011. The decrease in volume was primarily driven by the Steel segment and the Mobile Industries' light-vehicle and heavy truck market sectors.

Gross Profit:

	Three Months Ended September 30,
	2012	2011	$ Change	Change
Gross profit	$298.9	$343.3	$(44.4)	(12.9)%
Gross profit % to net sales	26.2%	26.0%	—	20	bps

	Nine Months Ended September 30,
	2012	2011	$ Change	Change
Gross profit	$1,087.8	$1,027.1	$60.7	5.9%
Gross profit % to net sales	27.8%	26.3%	—	150	bps

Gross profit decreased in the third quarter of 2012 compared to the third quarter of 2011 primarily due to the impact of lower volume of approximately $80 million, lower material surcharges of approximately $70 million and unfavorable sales mix of approximately $25 million. These factors were partially offset by lower material costs of approximately $60 million, higher pricing of approximately $45 million and lower manufacturing and logistic costs of approximately $20 million.

Gross profit increased in the first nine months of 2012 compared to the first nine months of 2011 primarily due to the net impact of pricing and sales mix of approximately $155 million, lower material cost of approximately $60 million and the impact of prior-year acquisitions of approximately $40 million. These factors were partially offset by the impact of lower volume of approximately $100 million, the impact of lower surcharges of approximately $85 million and unfavorable sales mix of approximately $15 million.

Selling, General and Administrative Expenses:

	Three Months Ended September 30,
	2012	2011	$ Change	Change
Selling, general and administrative expenses	$152.7	$155.1	$(2.4)	(1.5)%
Selling, general and administrative expenses % to net sales	13.4%	11.7%	—	170	bps

	Nine Months Ended September 30,
	2012	2011	$ Change	Change
Selling, general and administrative expenses	$480.4	$459.1	$21.3	4.6%
Selling, general and administrative expenses % to net sales	12.3%	11.8%	—	50	bps

The decrease in selling, general and administrative expenses in the third quarter of 2012, compared to the third quarter of 2011, was primarily due to lower expense related to incentive compensation plans of approximately $9 million, partially offset by higher salaries and related benefits of approximately $4 million. The Drives acquisition also increased selling, general and administrative expenses in the third quarter of 2012. The increase in selling, general and administrative expenses in the first nine months of 2012, compared to the first nine months of 2011, was primarily due to the acquisitions of Philadelphia Gear and Drives, which added approximately $18 million of selling, general and administrative expenses. In addition, selling, general and administrative expenses increased as a result of higher salaries and related benefits of approximately $10 million and higher professional fees of approximately $6 million in the first nine months of 2012, partially offset by lower expense related to incentive compensation plans of approximately $11 million.

Impairment and Restructuring Charges:

	Three Months Ended September 30,
	2012	2011	$ Change
Impairment charges	$6.4	$0.1	$6.3
Severance and related benefit costs	1.3	0.1	1.2
Exit costs	4.2	1.0	3.2
Total	$11.9	$1.2	$10.7

	Nine Months Ended September 30,
	2012	2011	$ Change
Impairment charges	$6.4	$0.5	$5.9
Severance and related benefit costs	17.9	0.2	17.7
Exit costs	4.5	7.8	(3.3)
Total	$28.8	$8.5	$20.3

Impairment and restructuring charges of $11.9 million in the third quarter of 2012 were primarily due to the recognition of impairment charges related to the announced closure of the Company's manufacturing facility in St. Thomas and the recognition of environmental remediation costs at the former manufacturing facility in Sao Paulo. Impairment and restructuring charges of $28.8 million in the first nine months of 2012 were primarily due to the recognition of severance and related benefits, including $10.7 million of pension curtailment, as well as impairment charges, related to the announced closure of the manufacturing facility in St. Thomas and the recognition of environmental remediation costs at the former manufacturing facility in Sao Paulo. Impairment and restructuring charges of $1.2 million and $8.5 million in the third quarter and first nine months of 2011, respectively, were primarily related to environmental remediation costs and workers compensation claims by former associates at the former manufacturing facility in Sao Paulo. Refer to Note 11 - Impairment and Restructuring Charges in the Notes to the Consolidated Financial Statements for further detail on the announced closure of the manufacturing plant in St. Thomas and the Sao Paulo environmental remediation costs.

Interest Expense and Income:

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
Interest expense	$(7.3)	$(9.1)	$1.8	(19.8)%
Interest income	$0.6	$1.5	$(0.9)	(60.0)%

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
Interest expense	$(24.0)	$(28.2)	$4.2	(14.9)%
Interest income	$2.0	$4.4	$(2.4)	(54.5)%

Interest expense for the third quarter of 2012 and the first nine months of 2012 decreased compared to the respective periods in 2011 primarily due to lower average debt and lower interest rates. The lower interest expense for the first nine months of 2012 was also due to lower financing costs as a result of refinancing the Company's $500 million Amended and Restated Credit Agreement (Senior Credit Facility), which occurred in May 2011. Interest income for the third quarter and the first nine months of 2012 decreased compared to the same periods in the prior year primarily due to lower invested cash balances.

Other (Expense) Income:

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
CDSOA receipts, net of expense	$(0.9)	$—	$(0.9)	NM
Other income, net	$1.4	$2.9	$(1.5)	(51.7)%

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
CDSOA receipts, net of expense	$108.6	$—	$108.6	NM
Other (expense) income, net	$(3.7)	$1.6	$(5.3)	(331.3)%

CDSOA receipts are reported net of applicable expenses. The CDSOA provides for distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and people. Refer to Other Matters - Continued Dumping and Subsidy Offset Act (CDSOA) for additional discussion.

Other income, net decreased in the third quarter of 2012 compared to the third quarter of 2011 primarily as a result of higher losses due to fixed assets disposals and lower royalty income. Other (expense) income, net decreased in the first nine months of 2012 compared to the first nine months of 2011 primarily due to higher foreign currency exchange losses, higher losses from the disposal of fixed assets and lower royalty income.

Income Tax Expense:

	Three Months Ended September 30,
	2012	2011	$ Change	Change
Income tax expense	$47.0	$70.1	$(23.1)	(33.0)%
Effective tax rate	36.7%	38.5%	—	(180)	bps

	Nine Months Ended September 30,
	2012	2011	$ Change	Change
Income tax expense	$241.0	$189.0	$52.0	27.5%
Effective tax rate	36.4%	35.2%	—	120	bps

The effective tax rate in the third quarter of 2012 was higher than the U.S. federal statutory rate of 35% primarily due to losses at certain foreign subsidiaries where no tax benefit could be recorded, including restructuring charges related to the closure of the Company's manufacturing facility in St. Thomas, U.S. state and local taxes, and U.S. taxation of foreign income. These factors were partially offset by the U.S. manufacturing deduction and certain discrete U.S. tax benefits.

The decrease in the effective tax rate in the third quarter of 2012 compared to the third quarter of 2011 was primarily due to higher tax benefits from the U.S. manufacturing deduction and certain discrete U.S. tax benefits. These factors were partially offset by higher losses at certain foreign subsidiaries where no tax benefit could be recorded, including restructuring charges related to the closure of the Company's manufacturing facility in St. Thomas and a lower percentage of earnings in certain foreign jurisdictions where the effective tax rate was lower than 35%.

The effective tax rate for the first nine months of 2012 was higher than the U.S. federal statutory rate of 35% primarily due to U.S. state and local taxes, U.S. taxation of foreign income and losses at certain foreign subsidiaries where no tax benefit could be recorded, including restructuring charges related to the closure of the Company's manufacturing facility in St. Thomas. These factors were partially offset by earnings in certain foreign jurisdictions where the effective tax rate was less than 35%, the U.S. manufacturing deduction and certain discrete U.S. tax benefits.

The increase in the effective tax rate in the first nine months of 2012 compared to the first nine months of 2011 was primarily due to higher losses at certain foreign subsidiaries where no tax benefit could be recorded, including restructuring charges related to the closure of the manufacturing facility in St. Thomas, a lower percentage of earnings in certain foreign jurisdictions where the effective tax rate was lower than 35% and higher U.S. state and local taxes. These factors were partially offset by higher tax benefits from the U.S. manufacturing deduction and certain discrete U.S. tax benefits.

Business Segments

The primary measurement used by management to measure the financial performance of each segment is EBIT. As of January 1, 2012, the Company modified the way in which certain selling, general and administrative expenses are allocated among segments to better reflect the use of shared resources by the businesses. Prior-year amounts have been revised to be consistent with the new allocations. Refer to Note 10 - Segment Information in the Notes to the Consolidated Financial Statements for the reconciliation of EBIT by segment to consolidated income before income taxes.

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

Mobile Industries Segment:

	Three Months Ended September 30,
	2012	2011	$ Change	Change
Net sales, including intersegment sales	$396.9	$441.6	$(44.7)	(10.1)%
EBIT	$37.9	$69.5	$(31.6)	(45.5)%
EBIT margin	9.5%	15.7%		(620)	bps

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
Net sales, including intersegment sales	$396.9	$441.6	$(44.7)	(10.1)%
Acquisitions	20.6	—	20.6	NM
Currency	(16.0)	—	(16.0)	NM
Net sales, excluding the impact of acquisitions and currency	$392.3	$441.6	$(49.3)	(11.2)%

	Nine Months Ended September 30,
	2012	2011	$ Change	Change
Net sales, including intersegment sales	$1,314.4	$1,349.8	$(35.4)	(2.6)%
EBIT	$173.4	$213.0	$(39.6)	(18.6)%
EBIT margin	13.2%	15.8%		(260)	bps

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
Net sales, including intersegment sales	$1,314.4	$1,349.8	$(35.4)	(2.6)%
Acquisitions	64.0	—	64.0	NM
Currency	(47.9)	—	(47.9)	NM
Net sales, excluding the impact of acquisitions and currency	$1,298.3	$1,349.8	$(51.5)	(3.8)%

The Mobile Industries segment's net sales, excluding the effects of acquisitions and currency-rate changes, decreased 11.2% in the third quarter of 2012 compared to the third quarter of 2011. The decrease is primarily due to lower volume of approximately $55 million, partially offset by higher pricing of approximately $5 million. The lower volume was led by a decrease in light vehicle volume of approximately 25%, driven by exited business, and a decrease in heavy truck volume of approximately 30%, partially offset by an increase in rail volume of approximately 10%. EBIT was lower in the third quarter of 2012 compared to the third quarter of 2011 primarily due to the impact of lower volume of approximately $20 million, higher manufacturing costs of approximately $10 million and higher restructuring charges of approximately $5 million, partially offset by lower logistic costs of approximately $5 million. The higher manufacturing costs were the result of lower plant utilization, and the higher restructuring charges were driven by expenses related to the announced closure of the St. Thomas manufacturing plant.

The Mobile Industries segment's net sales, excluding the effects of acquisitions and currency-rate changes, decreased 3.8% in the first nine months of 2012 compared to the first nine months of 2011. The decrease is primarily due to lower volume of approximately $65 million, partially offset by higher surcharges and pricing of approximately $20 million. The lower volume was led by a decrease in light vehicle volume of approximately 20%, driven by exited business, and a decrease in heavy truck volume of approximately 20%, partially offset by an increase in rail volume of approximately 25% and an increase in off-highway volume of approximately 5%. EBIT was lower in the first nine months of 2012 compared to the first nine months of 2011 primarily due to the impact of lower volume of approximately $25 million, higher restructuring charges related to the closure of the St. Thomas plant of approximately $25 million, higher manufacturing costs of approximately $10 million, as a result of lower plant utilization, and higher raw material costs of approximately $10 million, partially offset by higher surcharges and pricing of approximately $20 million and lower logistics costs of approximately $10 million. Prior-year acquisitions also had a favorable impact on EBIT for the first nine months of 2012.

Full year sales for the Mobile Industries segment are expected to be down 4% to 6% in 2012 compared to 2011 as a result of lower volume and currency-rate changes, partially offset by the full-year impact of 2011 acquisitions, as well as higher pricing and surcharges. Volume for 2012 is expected to be down as a result of a 20% decrease in light-vehicle volume driven by exited business, and a 20% decrease in heavy truck volume, partially offset by a 15% increase in rail demand. Sales for the Mobile Industries segment, excluding the effects of acquisitions and currency-rate changes, are expected to be down 5% to 7% in 2012 compared to 2011 as decreases due to currency-rate changes are mostly offset by the impact of prior-year acquisitions. Full year EBIT for the Mobile Industries segment is expected to be lower in 2012 compared to 2011 as a result of lower volume, higher restructuring charges, higher manufacturing and raw material costs, partially offset by higher pricing and surcharges and lower logistics costs.

Process Industries Segment:

	Three Months Ended September 30,
	2012	2011	$ Change	Change
Net sales, including intersegment sales	$311.1	$328.9	$(17.8)	(5.4)%
EBIT	$60.1	$75.6	$(15.5)	(20.5)%
EBIT margin	19.3%	23.0%		(370)	bps

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
Net sales, including intersegment sales	$311.1	$328.9	$(17.8)	(5.4)%
Acquisitions	8.3	—	8.3	NM
Currency	(7.6)	—	(7.6)	NM
Net sales, excluding the impact of acquisitions and currency	$310.4	$328.9	$(18.5)	(5.6)%

	Nine Months Ended September 30,
	2012	2011	$ Change	Change
Net sales, including intersegment sales	$1,004.4	$922.2	$82.2	8.9%
EBIT	$213.7	$209.6	$4.1	2.0%
EBIT margin	21.3%	22.7%		(140)	bps

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
Net sales, including intersegment sales	$1,004.4	$922.2	$82.2	8.9%
Acquisitions	94.2	—	94.2	NM
Currency	(20.1)	—	(20.1)	NM
Net sales, excluding the impact of acquisitions and currency	$930.3	$922.2	$8.1	0.9%

The Process Industries segment's net sales, excluding the effects of acquisitions and currency-rate changes, decreased 5.6% in the third quarter of 2012 compared to the same period in 2011. The decrease was primarily due to lower volume of approximately $25 million, partially offset by pricing of approximately $5 million. The lower volume was led by a decrease to industrial distributors of approximately 10% and a decrease to the wind market sector of approximately 25%. EBIT was lower in the third quarter of 2012 compared to the third quarter of 2011 due to the impact of lower volume of approximately $15 million.

The Process Industries segment's net sales, excluding the effects of acquisitions and currency-rate changes, increased 0.9% in the first nine months of 2012 compared to the same period in 2011. The increase was primarily due to the impact of pricing of approximately $20 million, partially offset by lower volume of $10 million. The lower volume was led by a decrease in industrial distributors of approximately 10%. EBIT was higher in the first nine months of 2012 compared to the first nine months of 2011 primarily due to the impact of pricing of approximately $20 million and acquisitions of approximately $15 million, partially offset by the effects of lower manufacturing utilization of $25 million, lower volume of $5 million and higher selling, general and administrative expenses of approximately $5 million.

Full year sales for the Process Industries segment are expected to increase approximately 6% to 8% in 2012 compared to 2011 as a result of the full-year impact of 2011 acquisitions, as well as higher pricing, partially offset by currency-rate changes and slightly lower volume. The decrease in volume in 2012, compared to 2011, is primarily due to a 20% decrease in gears and services demand, partially offset by a 105% increase from the oil and gas market sector and a 5% increase from the metals market sector. Sales for the Process Industries segment, excluding the effects of acquisitions and currency-rate changes, are expected to be flat to up approximately 2% in 2012 compared to 2011. Full year EBIT for the Process Industries segment is expected to be up for 2012 compared to 2011 as a result of higher pricing and the impact of acquisitions, partially offset by higher manufacturing costs, as a result of lower plant utilization.

Aerospace and Defense Segment:

	Three Months Ended September 30,
	2012	2011	$ Change	Change
Net sales, including intersegment sales	$84.0	$81.8	$2.2	2.7%
EBIT	$7.7	$(1.7)	$9.4	(552.9)%
EBIT margin	9.2%	(2.1)%		1,130	bps

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
Net sales, including intersegment sales	$84.0	$81.8	$2.2	2.7%
Currency	(0.4)	—	(0.4)	NM
Net sales, excluding the impact of currency	$84.4	$81.8	$2.6	3.2%

	Nine Months Ended September 30,
	2012	2011	$ Change	Change
Net sales, including intersegment sales	$262.5	$244.4	$18.1	7.4%
EBIT	$26.3	$2.4	$23.9	995.8%
EBIT margin	10.0%	1.0%	—	900	bps

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
Net sales, including intersegment sales	$262.5	$244.4	$18.1	7.4%
Currency	(1.1)	—	(1.1)	NM
Net sales, excluding the impact of currency	$263.6	$244.4	$19.2	7.9%

The Aerospace and Defense segment's net sales, excluding the impact of currency-rate changes, increased 3.2% in the third quarter of 2012 compared to the third quarter of 2011. The increase was due to higher pricing and sales mix of approximately $5 million. EBIT for the third quarter of 2012 increased compared to the third quarter of 2011 primarily due to lower product warranty charges of $5 million and higher pricing and sales mix of $5 million. In 2011, the Aerospace and Defense segment recognized a product warranty charge of approximately $5 million.

The Aerospace and Defense segment's net sales, excluding the impact of currency-rate changes, increased 7.9% in the first nine months of 2012 compared to the first nine months of 2011. The increase was primarily due to higher volume of approximately $10 million in most market sectors and higher pricing and sales mix of $10 million. EBIT was higher in the first nine months of 2012 compared to the first nine months of 2011 primarily due to better manufacturing efficiency of approximately $10 million, higher pricing and sales mix of approximately $10 million and the impact of higher volume of approximately $5 million. In 2011, the Aerospace and Defense segment recognized a product warranty charge of approximately $5 million and an inventory write-down of approximately $3 million related to management's decision to exit certain non-strategic aftermarket products.

Full year sales for the Aerospace and Defense segment are expected to increase by approximately 8% to 10% in 2012 compared to 2011 as a result of anticipated strengthening in the defense and commercial aerospace sectors. Full year EBIT for 2012 is expected to increase significantly compared to 2011 as a result of higher volume and better manufacturing efficiency.

Steel Segment:

	Three Months Ended September 30,
	2012	2011	$ Change	Change
Net sales, including intersegment sales	$377.0	$501.5	$(124.5)	(24.8)%
EBIT	$49.7	$66.2	$(16.5)	(24.9)%
EBIT margin	13.2%	13.2%	—	—	bps

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
Net sales, including intersegment sales	$377.0	$501.5	$(124.5)	(24.8)%
Currency	(0.2)	—	(0.2)	NM
Net sales, excluding the impact of currency	$377.2	$501.5	$(124.3)	(24.8)%

	Nine Months Ended September 30,
	2012	2011	$ Change	Change
Net sales, including intersegment sales	$1,412.3	$1,488.1	$(75.8)	(5.1)%
EBIT	$226.6	$196.8	$29.8	15.1%
EBIT margin	16.0%	13.2%	—	280	bps

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
Net sales, including intersegment sales	$1,412.3	$1,488.1	$(75.8)	(5.1)%
Currency	(1.2)	—	(1.2)	NM
Net sales, excluding the impact of currency	$1,413.5	$1,488.1	$(74.6)	(5.0)%

The Steel segment's net sales for the third quarter of 2012, excluding the effects of currency-rate changes, decreased 24.8% compared to the third quarter of 2011. The decrease was primarily due to lower volume of approximately $85 million and lower surcharges of approximately $70 million, partially offset by favorable pricing of approximately $30 million. The lower volume was led by a decrease in oil and gas demand of approximately 40% and a decrease in industrial demand of approximately 35%. Surcharges decreased to $79 million in the third quarter of 2012 from $149 million in the third quarter of 2011. The lower surcharges were a result of lower market prices for certain input raw materials, especially scrap steel, nickel and molybdenum, and lower volume. Surcharges are a pricing mechanism that the Company uses to recover scrap steel, energy and certain alloy costs, which are derived from published monthly indices. The average scrap index for the third quarter of 2012 was $380 per ton, compared to $514 per ton for the third quarter of 2011. Steel shipments for the third quarter of 2012 were approximately 243,000 tons, compared to approximately 320,000 tons for the third quarter of 2011, a decrease of 24%. The Steel segment's average selling price, including surcharges, was $1,552 per ton for the third quarter of 2012, compared to an average selling price of $1,565 per ton in the third quarter of 2011.

The Steel segment's EBIT decreased in the third quarter of 2012 compared to the third quarter of 2011 primarily due to the impact of lower surcharges of approximately $70 million, the impact of lower volume of approximately $45 million and unfavorable sales mix of approximately $15 million, partially offset by lower raw material costs of approximately $60 million, favorable pricing of approximately $30 million and lower manufacturing and logistic costs of approximately $25 million. Raw material costs consumed in the manufacturing process, including scrap steel, alloys and energy, for the third quarter of 2012 were lower than the third quarter of 2011, with an average cost of $506 per ton compared to $570 per ton.

The Steel segment's net sales for the first nine months of 2012, excluding the effects of currency-rate changes, decreased 5.0% compared to the first nine months of 2011. The decrease was primarily due to lower volume of approximately $125 million and lower surcharges of approximately $95 million, partially offset by higher pricing and favorable sales mix of approximately $145 million. The lower volume was led by a decrease in industrial demand of approximately 20% and a decrease in mobile demand of approximately 10%. Surcharges decreased to $346 million in the first nine months of 2012 from $440 million in the first nine months of 2011. The lower surcharges were a result of lower market prices for certain input raw materials, especially scrap steel, nickel and molybdenum and lower volume. The average scrap index for the first nine months of 2012 was $435 per ton, compared to $500 per ton for the first nine months of 2011. Steel shipments for the first nine months of 2012 were approximately 862,000 tons, compared to approximately 984,000 tons in the first nine months of 2011, a decrease of 12%. The Steel segment's average selling price, including surcharges, was $1,638 per ton for the first nine months of 2012, compared to an average selling price of $1,513 per ton in the first nine months of 2011. The increase in the average selling prices was primarily the result of higher pricing and favorable sales mix.

The Steel segment's EBIT increased in the first nine months of 2012 compared to the first nine months of 2011 primarily due to the impact of pricing of approximately $115 million, lower raw material costs of approximately $70 million and lower manufacturing costs of approximately $10 million, partially offset by the impact of lower volume of approximately $70 million and lower surcharges of approximately $95 million. The lower raw material costs were driven by lower volume. Raw material costs consumed in the manufacturing process, including scrap steel, alloys and energy, decreased 1% in the first nine months of 2012 compared to the corresponding period in 2011 to an average cost of $547 per ton.

Full year sales for the Steel segment are expected to be down 11% to 13% in 2012 compared to 2011 driven by lower overall demand, partially offset by higher pricing and favorable sales mix. The Company expects lower demand driven by a decrease of approximately 25% in industrial demand and a decrease of approximately 15% in oil and gas demand. The Company expects the Steel segment's full year EBIT to be lower in 2012 compared to 2011 as lower volume and lower surcharges are partially offset by higher pricing and lower raw material costs. Scrap, alloy and energy costs are expected to increase in the near term from current levels as global industrial production improves and then level off.

Corporate:

	Three Months Ended September 30,
	2012	2011	$ Change	Change
Corporate expenses	$20.1	$18.8	$1.3	6.9%
Corporate expenses % to net sales	1.8%	1.4%	—	40	bps

	Nine Months Ended September 30,
	2012	2011	$ Change	Change
Corporate expenses	$63.8	$59.9	$3.9	6.5%
Corporate expenses % to net sales	1.6%	1.5%	—	10	bps

Corporate expenses increased for the third quarter and first nine months of 2012 compared to the third quarter and first nine months of 2011, respectively, primarily due to higher professional fees.

The Balance Sheet

The following discussion is a comparison of the Consolidated Balance Sheets at September 30, 2012 and December 31, 2011. During the first nine months of 2012, the Company finalized its purchase price allocations for the Philadelphia Gear and Drives acquisitions. Certain prior-year amounts have been reclassified to be consistent with the updated purchase price allocations.

Current Assets:

	September 30, 2012	December 31, 2011	$ Change	% Change
Cash and cash equivalents	$485.5	$464.8	$20.7	4.5%
Restricted cash	—	3.6	(3.6)	(100.0)%
Accounts receivable, net	629.8	645.5	(15.7)	(2.4)%
Inventories, net	928.1	964.4	(36.3)	(3.8)%
Deferred income taxes	115.9	113.7	2.2	1.9%
Deferred charges and prepaid expenses	12.9	12.8	0.1	0.8%
Other current assets	61.5	88.1	(26.6)	(30.2)%
Total current assets	$2,233.7	$2,292.9	$(59.2)	(2.6)%

Refer to the Consolidated Statement of Cash Flows for a discussion of the increase in cash and cash equivalents. Accounts receivable decreased as a result of lower sales in the third quarter of 2012 compared to the fourth quarter of 2011. Inventories decreased primarily due to a concerted effort to reduce steel inventories, as well as an increase in the Company's LIFO inventory reserve. Other current assets decreased as a result of a $20 million decrease in short-term marketable securities. These short-term marketable securities matured during the first quarter of 2012 and were converted to cash and cash equivalents.

Property, Plant and Equipment – Net:

	September 30, 2012	December 31, 2011	$ Change	% Change
Property, plant and equipment	$3,728.1	$3,589.4	$138.7	3.9%
Less allowances for depreciation	(2,383.8)	(2,280.5)	(103.3)	(4.5)%
Property, plant and equipment – net	$1,344.3	$1,308.9	$35.4	2.7%

The increase in property, plant and equipment in the first nine months of 2012 was primarily due to current-year capital expenditures exceeding depreciation expense, partially offset by the impact of foreign currency translation.

In November 2010, the Company entered into an agreement to sell the real estate of its former manufacturing facility in Sao Paulo. The transfer of this land is expected to be completed in 2013 after the Company has completed the soil remediation of the site and the groundwater remediation has been approved. Based on the terms of the agreement, once the title transfers, the Company expects to receive approximately $30 million, including interest, subject to fluctuations in foreign currency exchange rates, over an 18-month period.

Other Assets:

	September 30, 2012	December 31, 2011	$ Change	% Change
Goodwill	$332.1	$332.7	$(0.6)	(0.2)%
Other intangible assets	221.7	235.7	(14.0)	(5.9)%
Deferred income taxes	45.6	117.2	(71.6)	(61.1)%
Other non-current assets	41.1	40.0	1.1	2.8%
Total other assets	$640.5	$725.6	$(85.1)	(11.7)%

The decrease in other intangible assets was primarily due to current-year amortization. The decrease in deferred income taxes was primarily due to the contributions to the Company's defined benefit pension plans and to a Voluntary Employee Beneficiary Association (VEBA) trust and CDSOA receipts during the second quarter of 2012.

Current Liabilities:

	September 30, 2012	December 31, 2011	$ Change	% Change
Short-term debt	$12.9	$22.0	$(9.1)	(41.4)%
Accounts payable	270.0	287.3	(17.3)	(6.0)%
Salaries, wages and benefits	213.0	259.3	(46.3)	(17.9)%
Income taxes payable	112.7	45.5	67.2	147.7%
Deferred income taxes	3.6	3.1	0.5	16.1%
Other current liabilities	171.1	188.4	(17.3)	(9.2)%
Current portion of long-term debt	14.6	14.3	0.3	2.1%
Total current liabilities	$797.9	$819.9	$(22.0)	(2.7)%

The decrease in accounts payable was primarily due to a reduction in volume. The decrease in accrued salaries, wages and benefits was the result of the payout of the 2011 performance-based compensation, partially offset by current-year accruals for 2012 performance-based compensation. The increase in income taxes payable in the first nine months of 2012 was primarily due to the current-year provision for income taxes, which was partially offset by income tax payments. The decrease in other current liabilities was primarily due to lower accrued product warranty reserves, rebates and restructuring charges.

Non-Current Liabilities:

	September 30, 2012	December 31, 2011	$ Change	% Change
Long-term debt	$461.4	$478.8	$(17.4)	(3.6)%
Accrued pension cost	158.3	491.0	(332.7)	(67.8)%
Accrued postretirement benefits cost	333.9	395.9	(62.0)	(15.7)%
Deferred income taxes	6.7	7.5	(0.8)	(10.7)%
Other non-current liabilities	114.5	91.8	22.7	24.7%
Total non-current liabilities	$1,074.8	$1,465.0	$(390.2)	(26.6)%

The decrease in long-term debt was primarily due to a reclassification of certain foreign debt to current liabilities as the debt is expected to mature within the next twelve months. The decrease in accrued pension cost during the first nine months of 2012 was primarily due to the Company's contributions of $322.5 million to its global defined benefit pension plans. The decrease in accrued postretirement benefits cost during the first nine months of 2012 was primarily due to a $50 million contribution to the VEBA trust. The increase in other non-current liabilities was primarily due to a $21 million increase in the Company's accrual for uncertain tax positions related to CDSOA receipts during the second quarter of 2012.

Shareholders’ Equity:

	September 30, 2012	December 31, 2011	$ Change	% Change
Common stock	$940.8	$942.3	$(1.5)	(0.2)%
Earnings invested in the business	2,358.1	2,004.7	353.4	17.6%
Accumulated other comprehensive loss	(854.9)	(889.5)	34.6	(3.9)%
Treasury shares	(112.6)	(29.2)	(83.4)	285.6%
Noncontrolling interest	14.4	14.2	0.2	1.4%
Total shareholders’ equity	$2,345.8	$2,042.5	$303.3	14.8%

Earnings invested in the business increased in the first nine months of 2012 by net income of $420.2 million, partially offset by dividends declared of $66.8 million. The decrease in accumulated other comprehensive loss was due to a $34.2 million after-tax pension and postretirement adjustment as a result of amortization of actuarial losses and prior-year service costs for defined benefit pension and postretirement plans. The increase in treasury shares was primarily due to the Company's purchase of 2.5 million of its common shares for an aggregate of $112.3 million, partially offset by shares issued pursuant to stock compensation plans.

Cash Flows

	Nine Months Ended September 30,
	2012	2011	$ Change
Net cash provided (used) by operating activities	$366.5	$(67.4)	$433.9
Net cash used by investing activities	(165.0)	(317.5)	152.5
Net cash used by financing activities	(181.8)	(86.1)	(95.7)
Effect of exchange rate changes on cash	1.0	(3.2)	4.2
Increase (decrease) in cash and cash equivalents	$20.7	$(474.2)	$494.9

Operating activities provided net cash of $366.5 million in the first nine months of 2012, after using cash of $67.4 million in the first nine months of 2011. The change in cash from operating activities was primarily due to less cash used for working capital items, particularly accounts receivable and inventory, lower pension and other postretirement benefit contributions and payments, and pretax CDSOA receipts of approximately $108.6 million. Pension contributions and other postretirement benefit payments were $399.8 million in the first nine months of 2012, compared to $445.2 million in the first nine months of 2011. Net income attributable to The Timken Company increased $75.0 million in the first nine months of 2012 compared to the first nine months of 2011.

The following chart displays the impact of working capital items on cash during the first nine months of 2012 and 2011, respectively:

	Nine Months Ended September 30,
	2012	2011
Cash Provided (Used):
Accounts receivable	$13.8	$(187.9)
Inventories	35.2	(122.2)
Trade accounts payable	(17.0)	39.3
Other accrued expenses	(74.5)	(2.3)

Net cash used by investing activities of $165.0 million in the first nine months of 2012 decreased from the same period in 2011 primarily due to a $198.7 million decrease in acquisitions and a $41.1 million decrease in investments in short-term marketable securities, partially offset by an $81.3 million increase in capital expenditures. Short-term marketable securities provided cash of $17.2 million in the first nine months of 2012 after using cash of $23.9 million in the first nine months of 2011. The Company expects to increase capital expenditures by approximately $95 million in 2012 compared to the 2011 level.

Net cash used by financing activities was $181.8 million and $86.1 million in the first nine months of 2012 and 2011, respectively. The increase in cash used by financing activities was primarily due to a $68.5 million increase in the Company's repurchases of its common shares. Other factors increasing cash used by financing activities were a reduction in net borrowings, net of restricted cash, of $17.3 million and a $10.2 million increase in cash dividends paid to shareholders in 2012 compared to 2011. The Company purchased 2.5 million of its common shares for an aggregate of $112.3 million in the first nine months of 2012 after purchasing 1.0 million of its common shares for an aggregate of $43.8 million in the first nine months of 2011. The Company reduced its net borrowings by $22.9 million during the first nine months of 2012 after decreasing its net borrowings by $5.6 million during the first nine months of 2011.

Liquidity and Capital Resources:

Total debt was $488.9 million and $515.1 million at September 30, 2012 and December 31, 2011, respectively. At September 30, 2012, total debt of $488.9 million exceeded cash and cash equivalents of $485.5 million by $3.4 million. At December 31, 2011, total debt of $515.1 million exceeded cash and cash equivalents and restricted cash of 468.4 million by $46.7 million. Net debt to capital was 0.1% and 2.2% at September 30, 2012 and December 31, 2011, respectively.

Reconciliation of total debt to net debt and the ratio of net debt to capital:

Net Debt:

	September 30, 2012	December 31, 2011
Short-term debt	$12.9	$22.0
Current portion of long-term debt	14.6	14.3
Long-term debt	461.4	478.8
Total debt	$488.9	$515.1
Less: Cash and cash equivalents	485.5	464.8
Restricted cash	—	3.6
Net debt	$3.4	$46.7

Ratio of Net Debt to Capital:

	September 30, 2012	December 31, 2011
Net debt	$3.4	$46.7
Shareholders’ equity	2,345.8	2,042.5
Net debt + shareholders’ equity (capital)	$2,349.2	$2,089.2
Ratio of net debt to capital	0.1%	2.2%

The Company presents net debt because it believes net debt is more representative of the Company's financial position than total debt.

At September 30, 2012, the Company had no outstanding borrowings under its two-year Asset Securitization Agreement, which provides for borrowings up to $150 million, subject to certain borrowing base limitations, and is secured by certain domestic trade receivables of the Company. The Company had full availability under the Asset Securitization Agreement at September 30, 2012. The Asset Securitization Agreement matures on November 10, 2012, and the Company is currently reviewing its options to establish a new agreement prior to the current maturity date.

At September 30, 2012, the Company had no outstanding borrowings under its Senior Credit Facility, but had letters of credit outstanding totaling $8.6 million, which reduced the availability under the Senior Credit Facility to $491.4 million. The Senior Credit Facility matures on May 11, 2016. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At September 30, 2012, the Company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.25 to 1.0. As of September 30, 2012, the Company's consolidated leverage ratio was 0.5 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 4.0 to 1.0. As of September 30, 2012, the Company's consolidated interest coverage ratio was 29.51 to 1.0.

The interest rate under the Senior Credit Facility is based on the Company's consolidated leverage ratio. In addition, the Company pays a facility fee based on the consolidated leverage ratio multiplied by the aggregate commitments of all of the lenders under this agreement.

Other sources of liquidity include lines of credit for certain of the Company's foreign subsidiaries, which provide for borrowings up to $240.4 million. The majority of these lines are uncommitted. At September 30, 2012, the Company had borrowings outstanding of $32.0 million and guarantees of $3.8 million, which reduced the availability under these facilities to $204.6 million.

The Company expects that any cash requirements in excess of cash on hand and cash generated from operating activities will be met by the committed funds available under its Asset Securitization Agreement and the Senior Credit Facility. Management believes it has sufficient liquidity to meet its obligations through at least the term of the Senior Credit Facility.

At September 30, 2012, approximately $269.3 million, or 55.5%, of the Company's cash and cash equivalents resided in jurisdictions outside the United States. Repatriation of these funds to the United States could be subject to government restrictions and domestic and foreign taxes. Part of the Company's strategy is to grow in attractive market sectors, many of which are outside the United States. This may include making investments in facilities and equipment and potential new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments when possible.

The Company expects to remain in compliance with its debt covenants. However, the Company may need to limit its borrowings under the Senior Credit Facility or other facilities in order to remain in compliance. As of September 30, 2012, the Company could have borrowed the full amounts available under the Senior Credit Facility and Asset Securitization Agreement, and would have still been in compliance with its debt covenants.

The Company expects cash flow from operations in 2012 to improve approximately 150% over 2011 as a result of lower working capital requirements and CDSOA receipts. The Company expects to make approximately $375 million in pension and postretirement contributions in 2012, compared to $416 million in 2011. The Company also expects to increase capital expenditures to $300 million in 2012 compared to $205 million in 2011, primarily due to the Company's investment at its Faircrest steel plant in Canton, Ohio.

Financing Obligations and Other Commitments:

During the first nine months of 2012, the Company made contributions of $322.5 million to its global defined benefit pension plans, of which $314.1 million was discretionary. The Company currently expects to make an additional $5 million of contributions to its global defined benefit pension plans during the fourth quarter of 2012. The Company also contributed $50 million to a VEBA trust to fund retiree healthcare costs. The Company may consider making additional discretionary contributions to either its defined benefit pension plans or its postretirement benefit plans during 2012. Returns for the Company's global defined benefit pension plan assets in 2011 were below the expected rate-of-return assumption of 8.5 percent due to broad decreases in global equity markets. These lower returns negatively impacted the funded status of the plans at the end of 2011 and are expected to result in higher pension expense and required pension contributions in future years. The impact of these unfavorable returns in 2011, as well as the impact of the lower discount rate for expense in 2012 compared to 2011 will increase pension expense to approximately $60 million in 2012, excluding pension curtailment charges related to the St. Thomas plant closure, compared to $41 million in 2011. Returns for the Company's U.S. defined benefit plan pension assets for the first nine months of 2012 were approximately 11.8 percent. Refer to Other Matters - Benefit Plans for additional discussion.

During the first nine months of 2012, the Company purchased 2.5 million of its common shares for approximately $112.3 million in the aggregate under the Company's 2012 common share purchase plan. This plan authorizes the Company to buy, in the open market or in privately negotiated transactions, up to 10 million common shares, which are to be held as treasury shares and used for specified purposes. The authorization expires on December 31, 2015.

The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.

Critical Accounting Policies and Estimates:

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company reviews its critical accounting policies throughout the year. The Company has concluded that there have been no changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2011, during the nine months ended September 30, 2012.

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

Foreign currency exchange gains included in the Company's operating results for the third quarter of 2012 were $2.1 million, compared to a gain of $1.2 million during the third quarter of 2011. Foreign currency exchange losses included in the Company's operating results for the nine months ended September 30, 2012 were $4.0 million, compared to a loss of $1.5 million during the nine months ended September 30, 2011. For the nine months ended September 30, 2012, the Company recorded a positive non-cash foreign currency translation adjustment of $0.5 million that increased shareholders' equity, compared to a negative non-cash foreign currency translation adjustment of $30.7 million that decreased shareholders' equity for the nine months ended September 30, 2011. The foreign currency translation adjustments for the nine months ended September 30, 2012 were positively impacted by the weakening of the U.S. dollar relative to other currencies, such as the British Pound and the Canadian Dollar.

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

In 2006, the U.S. Court of International Trade (CIT) ruled, in two separate decisions, that the procedure for determining recipients eligible to receive CDSOA distributions was unconstitutional. In addition, several other court cases challenging various provisions of CDSOA were ongoing. As a result, from 2006 through 2010, U.S. Customs withheld a portion of the amounts that would otherwise have been distributed under CDSOA.

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

U.S. Customs began distributing the withheld funds related to 2006 through 2010 to affected domestic producers in early April 2012. The Company received CDSOA distributions of $108.6 million, net of expenses, during the first nine months of 2012.

While some of the challenges to CDSOA have been resolved, others are still in litigation. Since there continue to be legal challenges to CDSOA, U.S. Customs has advised all affected domestic producers that it is possible that the CDSOA distributions could be subject to clawback. Management of the Company believes that the likelihood of clawback is remote.

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

Defined Benefit Pension Plans:

In 2012, the Company expects net periodic benefit cost to increase to approximately $60 million, excluding curtailment charges as a result of the announced closure of St. Thomas, for defined benefit pension plans. The expected increase is primarily due to higher amortization of net actuarial losses, partially offset by lower interest cost and higher expected return from plan assets. Amortization of net actuarial losses is expected to increase approximately $26.8 million in 2012 compared to 2011. The majority of the increase in the expected 2012 amortization of actuarial losses is attributable to a 75 basis point reduction in the Company's discount rate used to measure its defined benefit pension obligation from 5.75% at December 31, 2010 to 5.0% at December 31, 2011. In addition, the increase in the expected 2012 amortization of actuarial losses is due to the continued migration of deferred asset losses from 2008 and, to a lesser extent, deferred losses from 2011 into unrecognized losses subject to amortization. The weighted average amortization period for the Company's global defined pension plans is approximately 11 years.

The lower interest cost is primarily due to a 75 basis point reduction in the Company's discount rate from 5.75% for 2011 to 5.00% for 2012. The higher expected return from plan assets for 2012 is due to a higher fair value on pension assets at December 31, 2011, as well as the impact of 2012 contributions, partially offset by the impact of a 25 basis point reduction in the expected return on pension plan assets. The Company expects to contribute approximately $325 million to its defined benefit pension plans in 2012, of which $314 million is discretionary.

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
Minus amortization of net actuarial losses:
Amortization of net actuarial losses in 2008	(29.6)
Amortization of net actuarial losses in 2009	(35.8)
Amortization of net actuarial losses in 2010	(51.9)
Amortization of net actuarial losses in 2011	(56.0)
		(173.3)
Foreign Currency Impact		(20.3)
Net actuarial losses at December 31, 2011		$1,312.8

During this same time period, the Company contributed a total of $605.8 million to its global defined benefit pension plans, of which approximately $536.6 million was discretionary. As discussed above, the Company expects to contribute approximately $325 million to its global defined benefit pension plans in 2012, of which approximately $314 million is discretionary. Despite the net actuarial losses recorded for the period between December 31, 2007 and December 31, 2011, only approximately $20 million of contributions are required in 2012. The effect of actuarial losses on future earnings and operating cash flow is expected to be largely neutral as the favorable impact of discretionary pension contributions offsets the increase in pension expense attributable to the amortization of actuarial losses based on the existing discount rate of 5.75%.

For expense purposes in 2011, the Company applied a discount rate of 5.75% for the defined benefit pension plans. For expense purposes for 2012, the Company has applied a discount rate of 5.00% for the defined benefit pension plans. For expense purposes in 2011, the Company applied an expected rate of return of 8.50% for the Company's pension plan assets. For expense purposes for 2012, the Company has applied an expected rate of return on pension plan assets of 8.25%.

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

Postretirement Benefit Plans:

In 2012, the Company expects net periodic benefit cost to decrease to approximately $24 million for postretirement benefit plans. The expected decrease is primarily due to a higher expected return on plan assets of approximately $7 million for postretirement benefit plans and lower interest cost of approximately $4 million. The higher expected return on plan assets is primarily due to higher VEBA trust assets at December 31, 2011, compared to December 31, 2010, as well as the impact of 2012 contributions. The Company expects to contribute approximately $50 million to its VEBA trust in 2012.

The lower expected interest cost for 2012 is primarily due to a 65 basis point reduction in the Company's discount rate from 5.50% for 2011 to 4.85% for 2012.

For expense purposes in 2011, the Company applied a discount rate of 5.50% for the postretirement welfare plans.  For expense purposes for 2012, the Company has applied a discount rate of 4.85% for the postretirement welfare plans. For expense purposes in 2011 and 2012, the Company applied an expected rate of return of 5.0% to the VEBA trust assets.

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

Forward-Looking Statements

Certain statements set forth in this Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 2011 (including the Company's forecasts, beliefs and expectations) that are not historical in nature are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management's Discussion and Analysis contains numerous forward-looking statements. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “outlook,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. The Company cautions readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of the Company due to a variety of factors, such as:

•
deterioration in world economic conditions, or in economic conditions in any of the geographic regions in which the Company conducts business, including additional adverse effects from the global economic slowdown, terrorism or hostilities. This includes: political risks associated with the potential instability of governments and legal systems in countries in which the Company or its customers conduct business, and changes in currency valuations;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Common Shares

The following table provides information about purchases by the Company of its common shares during the quarter ended September 30, 2012.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
7/1/12 – 7/31/12	208	$45.17	—	9,000,000
8/1/12 – 8/31/12	1,502,484	40.35	1,500,000	7,500,000
9/1/12 – 9/30/12	—	—	—	7,500,000
Total	1,502,692	$40.35	1,500,000	7,500,000

(1)
208 shares purchased in July and 2,484 of the shares purchased in August represent common shares of the Company that are owned and tendered by employees to exercise stock options, and to satisfy withholding obligations in connection with the exercise of stock options and vesting of restricted shares.

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

Item 6. Exhibits

10.1	Form of Non-Compete Agreement entered into with the Group Presidents, as adopted August 6, 2012.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of James W. Griffith, President and Chief Executive Officer (principal executive officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101
Financial statements from the quarterly report on Form 10-Q of The Timken Company for the quarter ended September 30, 2012, filed on October 29, 2012, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY
Date: October 29, 2012	By: /s/ James W. Griffith
James W. Griffith President and Chief Executive Officer (Principal Executive Officer)

Date: October 29, 2012	By: /s/ Glenn A. Eisenberg
Glenn A. Eisenberg Executive Vice President – Finance and Administration (Principal Financial Officer)