Form 10-Q/A
period 2012-09-30
TIMKEN CO
filed 2012-12-03
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

On October 29, 2012, The Timken Company (the “Company”) filed its Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the “Original Quarterly Report”). The Company hereby amends Part II, Item 6 of its Original Quarterly Report to include Exhibits 10.1, 12, 31.1, 31.2, and 32 (collectively, the "Omitted Exhibits"). The Omitted Exhibits were inadvertently omitted from the Original Quarterly Report due to a software error. Exhibit 101 was filed with the Original Quarterly Report. This amendment does not reflect events occurring after the filing of the Original Quarterly Report. Other than including the Omitted Exhibits, this amendment does not modify or update in any way the disclosures in the Company's Original Quarterly Report.

PART II. OTHER INFORMATION
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

101*
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

* Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY
Date: December 3, 2012	By: /s/ James W. Griffith
James W. Griffith President and Chief Executive Officer (Principal Executive Officer)

Date: December 3, 2012	By: /s/ Glenn A. Eisenberg
Glenn A. Eisenberg Executive Vice President – Finance and Administration (Principal Financial Officer)

4