Form 10-K
period 2012-12-31
TIMKEN CO
filed 2013-02-13
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______to_______
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2012, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was $4,029,384,828 based on the closing sale price as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2013
Common Shares, without par value	95,937,115 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held on or about May 7, 2013 (Proxy Statement)	Part III

THE TIMKEN COMPANY

PART I.

Item 1. Business

General:
As used herein, the term “Timken” or the “Company” refers to The Timken Company and its subsidiaries unless the context otherwise requires. The Timken Company, a global industrial technology leader, engineers, manufactures and markets mechanical components and high-performance steel. Timken® bearings and engineered steel bars and tubes, as well as transmissions, gearboxes, chain, related products and services, support diversified markets worldwide.

The Company was founded in 1899 by Henry Timken, who received two patents on the design of a tapered roller bearing. Timken grew to become the world's largest manufacturer of tapered roller bearings and leveraged its expertise to further expand its portfolio of bearing products to include cylindrical, spherical, needle and precision ball bearings. Based on its engineering capabilities and technical knowledge, Timken built its reputation as a global leader and applied its knowledge of metallurgy, friction management and mechanical power transmission to increase the reliability and efficiency of its customers' equipment, improving productivity, uptime and performance across a wide range of applications and markets. The Company's broadened portfolio includes power transmission components and systems, engineered surfaces and coatings, lubricants, seals, as well as aftermarket services including bearing and gearbox remanufacture and repair. The Company also manufactures helicopter transmissions, high-performance engineered alloy steels bars and seamless mechanical tubing, as well as finished and semi-finished steel components made to exact specifications to meet the increasing demands for reliability and efficiency. The Company's global footprint consists of 62 manufacturing facilities, 10 technology and engineering centers, 12 distribution centers and warehouses, supported by a team comprised of nearly 20,000 employees. Timken operates in 30 countries and territories around the globe.

Industry Segments and Geographical Financial Information:
Information required by this item is incorporated herein by reference to Note 14  –  Segment Information in the Notes to the Consolidated Financial Statements.

Major Customers:
The Company sells products and services to a diverse customer base globally including customers in the following market sectors: industrial equipment, construction, agriculture, rail, aerospace and defense, automotive, heavy truck and oil and gas. The Company does not have any sales to a single customer that are 5% or more of total sales.

Products:
The Timken Company manufactures and manages global supply chains for multiple product lines including anti-friction bearings, mechanical power transmission solutions, engineered steel and related precision steel components designed to operate in demanding environments. The Company leverages its technical knowledge, research expertise and production and engineering capabilities across all of its products and end markets to deliver high-performance products to its customers. Differentiation of product lines is achieved by either: (1) product type or (2) the targeted applications utilizing the product.

Bearings and Power Transmission Solutions. Selection and development of bearings for customer applications and demand for high reliability require sophisticated engineering and analytical techniques. Deep knowledge of friction management combined with high precision tolerances, proprietary internal geometries and premium quality materials, provide Timken bearings with high load-carrying capacity, excellent friction-reducing qualities and long service lives. The uses for bearings are diverse and can be found in transportation applications that include passenger cars and trucks, heavy trucks, helicopters, airplanes and trains. Ranging in size from precision bearings the size of a pencil eraser to those roughly three meters in diameter, high-performance Timken components are also used in a wide variety of industrial applications, ranging from paper and steel mills, mining, oil and gas extraction and production, gear drives, health and positioning control, wind mills and food processing. Timken manufactures or in some cases purchases the required components and then sells them assembled or as individual components in a wide variety of configurations and sizes. In addition to bearings, Timken provides mechanical power transmission components, including chains, augers, gear boxes, seals, lubricants and related products and services.

Tapered Roller Bearings. The tapered roller bearing is the Company's original entrant to the anti-friction bearing segment. Tapered rollers permit ready absorption of both radial and axial load combinations. For this reason, tapered roller bearings are particularly well-adapted to reducing friction where shafts, gears or wheels are used. Bearings generally consist of four components: (1) the cone or inner race; (2) the cup or outer race; (3) the rollers, which roll between the cup and cone; and (4) the cage, which serves as a retainer and maintains proper spacing between the rollers. They can be found wherever gears and shafts turn in a wide variety of markets including construction and mining, metal and paper-making mills, commercial truck and power generation.

Precision Cylindrical and Ball Bearings. The Company's aerospace facilities produce high-performance ball and cylindrical bearings for ultra high-speed and/or high-accuracy applications in space and robotic vehicles, including Curiosity, the newest Mars rover. Customers for these precision bearings also include manufacturers of medical and health equipment, machine tools, critical motion control systems and precision robotics. These bearings utilize ball and straight rolling elements and are in the super-precision end of the general ball and straight roller bearing product range in the bearing industry. A majority of these bearings products are custom-designed bearings and spindle assemblies. They often utilize specialized materials and coatings in applications that subject the bearings to extreme operating conditions of speed and temperature.

Spherical and Cylindrical Roller Bearings. Timken produces spherical and cylindrical roller bearings for large gear drives, rolling mills and other industrial and infrastructure development applications. These products are sold worldwide to original equipment manufacturers and industrial distributors serving major end-markets, including construction and mining, natural resources, defense, pulp and paper production, rolling mills and general industrial goods. The same rigorous analysis and development apply to these products.

Chains and Augers. Through the acquisition of Drives LLC (Drives) in 2011, Timken manufactures American National Standards Institute (ANSI) precision roller chain, pintle chain, agricultural conveyor chain, engineering class chain, oil field roller chain and auger products. These highly engineered products are vital to a wide range of mobile and industrial machinery applications, including agriculture, oil and gas, aggregate and mining, primary metals, forest products and other heavy industries. They also are utilized in the food and beverage and packaged goods sectors, which often require high-end, specialty products including stainless-steel and corrosion-resistant roller chains.

Gear-Drive Systems. Through the acquisition of the assets of Philadelphia Gear Corp. (Gears and Services) in 2011, Timken provides aftermarket gear box repair services and gear-drive systems for the industrial, energy and military marine sectors, including refining and pipeline systems, mining, cement, pulp and paper making and water management systems.

Services. Timken offers a broad array of industrial services including bearing reconditioning and repair; condition monitoring and reliability services designed to maximize performance, durability and maintenance intervals for industrial and railroad customers, both domestically and internationally. Other services include maintenance and rework of large industrial equipment used in metal-making mills and the energy sectors.  The total services accounted for less than 5% of the Company’s net sales for the year ended December 31, 2012.

Aerospace Products and Services. The Company's portfolio of parts, systems and services for the aerospace market has grown to include products used in helicopters and fixed-wing aircraft for the military and commercial aviation industries. Timken designs, manufactures and tests a wide variety of power transmission and drive train components including bearings, transmissions, turbine engine components, gears and rotor-head assemblies and housings. Other parts include airfoils (such as blades, vanes, rotors and diffusers), nozzles and other precision flight-critical components.
In addition to original equipment, Timken provides a wide range of aftermarket products and services for global customers, including complete engine overhaul, bearing repair, component reconditioning and replacement parts for gas turbine engines, transmissions and fuel controls, gearboxes and accessory systems in helicopters and fixed-wing aircraft.

Engineered Steel. Timken manufactures more than 450 grades of high-performance carbon, micro-alloy and alloy steel, sold as ingots, bars and tubes in a variety of chemistries, lengths and finishes. The segment's metallurgical expertise and unique operational capabilities drive customized, high-value solutions for the mobile, industrial and energy sectors. Timken® specialty steels are featured in a wide variety of end products including: oil country drill pipe, bits and collars, gears, hubs, axles, crankshafts and connecting rods, bearing races and rolling elements, bushings, fuel injectors, wind energy shafts and other demanding applications, where mechanical power transmission is critical to the end customer.

The Timken steel segment provides premium value in the market by leveraging the team's deep metallurgical and application knowledge to develop solutions that provide lower total cost of ownership for our customers. The Company develops clean, high-performance alloy steels that consistently meet or exceed customer's product specifications. In addition, exceptional responsive and flexible supply chain capabilities offer high on-time delivery rates and the ability to produce small quantity orders to custom specifications.

Precision Steel Components. Timken also produces custom-made steel products, including steel components for automotive and industrial customers. Steel components provide the Company with the opportunity to further expand its market for tubing and capture higher value-added steel sales by streamlining customer supply chains. It also enables traditional Timken tubing customers in the automotive and bearing industries to take advantage of ready-to-finish components that cost less than other alternatives. Customization of products is an important element of the Company's steel business where mechanical power transmission is critical to the end customer.

Sales and Distribution:
Timken products are sold principally by its own internal sales organizations. A portion of each segment's sales are made through authorized distributors.

Customer collaboration is central to the Company's sales strategy. Therefore, Timken goes where its customers need them, with sales engineers primarily working in close proximity to customers rather than at production sites. In some cases, Timken may co-locate with a customer at their facility to ensure optimized collaboration. The Company's sales force constantly updates the team's training and knowledge regarding all friction management products and market sector trends, and employees assist customers during development and implementation phases and provide ongoing service and support.

The Company has a joint venture in North America focused on joint logistics and e-business services. This alliance, CoLinx, LLC, includes five equity members: Timken, SKF Group, the Schaeffler Group, Rockwell Automation and Gates Corporation. The e-business service focuses on information and business services for authorized distributors in the Process Industries segment.

Most orders for Timken's steel products are customized to satisfy customer-specific applications and are shipped directly to customers from the Company's steel manufacturing plants. Less than 10% of the Timken Steel segment's net sales are intersegment sales. In addition, sales are made to other anti-friction bearing companies and to the automotive and truck, forging, construction, industrial equipment, oil and gas drilling, aircraft industries and to steel service centers.

Timken has entered into individually negotiated contracts with some of its customers. These contracts may extend for one or more years and, if a price is fixed for any period extending beyond current shipments, customarily include a commitment by the customer to purchase a designated percentage of its requirements from Timken. Timken does not believe that there is any significant loss of earnings risk associated with any given contract.

Competition:
The anti-friction bearing business is highly competitive in every country where Timken sells products. Timken competes primarily based on total value, including price, quality, timeliness of delivery, product design and the ability to provide engineering support and service on a global basis. The Company competes with domestic manufacturers and many foreign manufacturers of anti-friction bearings, including SKF Group, Schaeffler Group, NTN Corporation, JTEKT Corporation (JTEKT) and NSK Ltd.

The steel industry, both domestically and globally, is highly competitive and is expected to remain so. Maintaining high standards of product quality and reliability, while keeping production costs competitive, is essential to the Company's ability to compete with domestic and foreign manufacturers of mechanical components and alloy steel. Principal bar competitors include foreign-owned domestic producers Gerdau Special Steel North America (a unit of Brazilian steelmaker Gerdau, S.A) and Republic Steel (a unit of Mexican steel producer ICH), along with domestic steel producers Steel Dynamics, Inc. and Nucor Corporation. Seamless tubing competitors include foreign-owned domestic producers ArcelorMittal Tubular Products (a unit of Luxembourg-based ArcelorMittal, S.A.), V&M Star Tubes (a unit of Vallourec, S.A.), and Tenaris, S.A. Additionally, Timken competes with a wide variety of offshore producers of both bars and tubes, including Sanyo Special Steel and Ovako. Timken also provides value-added steel products to its customers in the energy, industrial and automotive sectors. Competitors within the value-added market segment include Linamar, Jernberg and Curtis Screw Company.

Joint Ventures:
Investments in affiliated companies accounted for under the equity method were approximately $1.1 million and $2.0 million, respectively, at December 31, 2012 and 2011. The amount at December 31, 2012 was reported in other non-current assets on the Consolidated Balance Sheets.

Backlog:
The following table provides the backlog of orders of the Company's domestic and overseas operations at December 31, 2012 and 2011:

	December 31,
(Dollars in millions)	2012	2011
Segment:
Mobile Industries	$708.5	$808.7
Process Industries	387.8	479.5
Aerospace & Defense	404.7	443.2
Steel	311.6	530.7
Total Company	$1,812.6	$2,262.1

Prior to 2012, the Company only included backlog that was expected to ship in the next six months for the Mobile Industries and Process Industries segments. Backlog at December 31, 2011 was revised to include all backlog for the entire Company. Approximately 90% of the Company’s backlog at December 31, 2012 is scheduled for delivery in the succeeding twelve months. Actual shipments depend upon customers' ever-changing production. Accordingly, Timken does not believe that its backlog data and comparisons thereof, as of different dates, reliably indicate future sales or shipments.

Raw Materials:
The principal raw materials used by Timken in steel manufacturing are scrap metal, nickel, molybdenum and other alloys. The availability and costs of raw materials and energy resources are subject to curtailment or change due to, among other things, new laws or regulations, changes in global demand levels, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels. For example, the consumption cost of scrap metal increased 59.0% from 2009 to 2010, increased 23.4% from 2010 to 2011 and decreased 6.1% from 2011 to 2012.

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

Research:
Timken operates a network of technology and engineering centers to support its global customers with sites in North America, Europe and Asia. This network develops and delivers innovative friction management and mechanical power transmission solutions and technical services. The largest technical center is located in North Canton, Ohio, near Timken's world headquarters. Other sites in the United States include Mesa, Arizona; Manchester, Connecticut; Keene and Lebanon, New Hampshire; and King of Prussia, Pennsylvania. Within Europe, the Company has technology facilities in Ploiesti, Romania; and Colmar, France; and in Asia, it operates technology and engineering facilities in Bangalore, India; and Shanghai, China.

Expenditures for research, development and application amounted to approximately $52.6 million, $49.6 million and $49.9 million in 2012, 2011 and 2010, respectively. Of these amounts, approximately $0.8 million, $0.3 million and $1.6 million were funded by others in 2012, 2011 and 2010, respectively.

Environmental Matters:
The Company continues its efforts to protect the environment and comply with environmental protection laws. Additionally, it has invested in pollution control equipment and updated plant operational practices. The Company is committed to implementing a documented environmental management system worldwide and to becoming certified under the ISO 14001 standard where appropriate to meet or exceed customer requirements. As of the end of 2012, 21 of the Company’s plants had obtained ISO 14001 certification.

The Company believes it has established appropriate reserves to cover its environmental expenses and has a well-established environmental compliance audit program for its domestic and international units. This program measures performance against applicable laws, as well as against internal standards that have been established for all units worldwide. It is difficult to assess the possible effect of compliance with future requirements that differ from existing ones. As previously reported, the Company is unsure of the future financial impact to the Company that could result from the United States Environmental Protection Agency’s (EPA’s) final rules to tighten the National Ambient Air Quality Standards for fine particulate and ozone. In addition, the Company is unsure of the future financial impact to the Company that could result from the EPA instituting hourly ambient air quality standards for sulfur dioxide and nitrogen oxide. The Company is also unsure of the potential future financial impact to the Company that could result from possible future legislation regulating emissions of greenhouse gases.

The Company and certain of its U.S. subsidiaries have been identified as potentially responsible parties for investigation and remediation at off-site disposal or recycling facilities under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), known as the Superfund, or state laws similar to CERCLA. In general, such claims for investigation and remediation have also been asserted against numerous other entities, which are believed to be financially solvent and are expected to substantially fulfill their proportionate share of the obligation.

Management believes any ultimate liability with respect to pending actions will not materially affect the Company’s operations, cash flows or consolidated financial position. The Company is also conducting environmental investigation and/or remediation activities at a number of current or former operating sites. The costs of such investigation and remediation activities, in the aggregate, are not expected to be material to the operations or financial position of the Company.

New laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements may require Timken to incur costs or become the basis for new or increased liabilities that could have a materially adverse effect on the Company's business, financial condition or results of operations.

Patents, Trademarks and Licenses:
Timken owns numerous U.S. and foreign patents, trademarks and licenses relating to certain products. While Timken regards these as important, it does not deem its business as a whole, or any industry segment, to be materially dependent upon any one item or group of items.

Employment:
At December 31, 2012, Timken had nearly 20,000 employees. Approximately 9% of Timken’s U.S. employees are covered under collective bargaining agreements.

Available Information:
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

Competition within the steel industry, both domestically and worldwide, is intense and is expected to remain so. Global production overcapacity has occurred in the recent past and may recur in the future, which would exert downward pressure on domestic steel prices and result in, at times, a dramatic narrowing, or with many companies the elimination, of gross margins. High levels of steel imports into the United States could exacerbate this pressure on domestic steel prices. In addition, many of our competitors are continuously exploring and implementing strategies, including acquisitions and the addition or repositioning of capacity, which focus on manufacturing higher margin products that compete more directly with our steel products. Depending upon prevailing market conditions in the United States and abroad, the value of the U.S. dollar relative to other currencies, and other similar variables beyond our control, import activity into the United States and/or domestic production could continue to increase. These factors could lead to significant downward pressure on prices for our steel products or a reduction in sales, which could have a material adverse effect on our revenues and profitability.

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

Weakness in global economic conditions or in any of the industries or geographic regions in which we or our customers operate, as well as the cyclical nature of our customers' businesses generally or sustained uncertainty in financial markets, could adversely impact our revenues and profitability by reducing demand and margins.

Our results of operations may be materially affected by the conditions in the global economy generally and in global capital markets. There has been extreme volatility in the capital markets and in the end markets and geographic regions in which we and our customers operate, which has negatively affected our revenues. Our revenues may also be negatively affected by changes in customer demand, additional changes in the product mix and negative pricing pressure in the industries in which we operate. Margins in those industries are highly sensitive to demand cycles, and our customers in those industries historically have tended to delay large capital projects, including expensive maintenance and upgrades, during economic downturns. As a result, our revenues and earnings are impacted by overall levels of industrial production.

Our results of operations may be materially affected by the conditions in the global financial markets or in any of the geographic regions in which we operate. If an end user cannot obtain financing to purchase our products, either directly or indirectly contained in machinery or equipment, demand for our products will be reduced, which could have a material adverse effect on our financial condition and earnings.

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

We have taken $262.5 million in impairment and restructuring charges during the last five years. Changes in business or economic conditions, or our business strategy, may result in additional restructuring programs and may require us to take additional charges in the future, which could have a material adverse effect on our earnings.

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

Interruptions in production capabilities, especially in our Steel segment, would inevitably increase our production costs and reduce sales and earnings for the affected period. In addition to equipment failures, our facilities and information technology systems are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. Our manufacturing processes are dependent upon critical pieces of equipment, such as furnaces, continuous casters and rolling equipment, as well as electrical equipment, such as transformers, and this equipment may, on occasion, be out of service as a result of unanticipated failures. In the future, we may experience material plant shutdowns or periods of reduced production as a result of these types of equipment failures.

The Company may be subject to risks relating to its information technology systems.

The Company relies on information technology systems to process, transmit and store electronic information and manage and operate its business. A breach in security could expose the Company and its customers and suppliers to risks of misuse of confidential information, manipulation and destruction of data, production downtimes and operations disruptions, which in turn could adversely affect the Company's reputation, competitive position, business or results of operations.

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

For those countries outside the United States where we have significant sales, devaluation in the local currency would reduce the value of our local inventory as presented in our Consolidated Financial Statements. In addition, a stronger U.S. dollar would result in reduced revenue, operating profit and shareholders' equity due to the impact of foreign exchange translation on our Consolidated Financial Statements. Fluctuations in foreign currency exchange rates may make our products more expensive for others to purchase or increase our operating costs, affecting our competitiveness and our profitability.

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

The underfunded status of our defined benefit and other postretirement plans has caused and may in the future cause a significant reduction in our shareholders' equity.

We recorded a decrease in shareholders' equity related to pension and postretirement benefit liabilities in 2012 primarily due to a decrease in discount rates, partially offset by higher than expected returns on pension and postretirement assets. In the future, we may be required to record additional charges related to pension and other postretirement liabilities as a result of asset returns, discount rate changes or other actuarial adjustments. These charges may be significant and would cause a significant reduction in our shareholders' equity.

The underfunded status of our pension plans may require large contributions which may divert funds from other uses.

The underfunded status of our pension plans may require us to make large contributions to such plans. We made cash contributions of approximately $326 million, $291 million and $230 million in 2012, 2011 and 2010, respectively, to our defined benefit pension plans and currently expect to make cash contributions of approximately $250 million in 2013 to such plans. However, we cannot predict whether changing economic conditions, the future performance of assets in the plans or other factors will lead us or require us to make contributions in excess of our current expectations, diverting funds we would otherwise apply to other uses.

Our defined benefit plans' assets and liabilities are substantial and expenses and contributions related to those plans are affected by factors outside our control, including the performance of plan assets, interest rates, actuarial data and experience, and changes in laws and regulations.

Our defined benefit pension plans had assets with an estimated value of approximately $3.1 billion and liabilities with an estimated value of approximately $3.5 billion, both as of December 31, 2012. Our future expense and funding obligations for the defined benefit pension plans depend upon a number of factors, including the level of benefits provided for by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine the discount rate to calculate the amount of liabilities, actuarial data and experience and any changes in government laws and regulations. In addition, if the various investments held by our pension trusts do not perform as expected or the liabilities increase as a result of discount rates and other actuarial changes, our pension expense and required contributions would increase and, as a result, could materially adversely affect our business. Due to the value of our defined benefit plan assets and liabilities, even a minor decrease in interest rates, to the extent not offset by contributions or asset returns, could increase our obligations under such plans. We may be legally required to make contributions to the pension plans in the future in excess of our current expectations, and those contributions could be material.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Timken has manufacturing facilities at multiple locations in the United States and in a number of countries outside the United States. The aggregate floor area of these facilities worldwide is approximately 14,386,000 square feet, all of which, except for approximately 1,467,000 square feet, is owned in fee. The facilities not owned in fee are leased. The buildings occupied by Timken are principally made of brick, steel, reinforced concrete and concrete block construction. All buildings are in satisfactory operating condition to conduct business.
Timken’s Mobile Industries and Process Industries segments’ manufacturing facilities in the United States are located in Bucyrus, Canton and Niles, Ohio; Hueytown, Alabama; Sante Fe Springs, California; Broomfield and Denver, Colorado; New Castle, Delaware; Ball Ground, Georgia; Carlyle, Fulton and Mokena, Illinois; South Bend, Indiana; Lenexa, Kansas; Randleman and Iron Station, North Carolina; Gaffney, Union and Honea Path, South Carolina; Pulaski and Knoxville, Tennessee; Ogden, Utah; Altavista, Virginia; Ferndale and Pasco, Washington; and Casper, Wyoming. These facilities, including warehouses at plant locations and a technology center in Canton, Ohio that primarily serves the Mobile Industries and Process Industries business segments, have an aggregate floor area of approximately 5,770,000 square feet.
Timken’s Mobile Industries and Process Industries segments’ manufacturing plants outside the United States are located in Benoni, South Africa; Villa Carcina, Italy; Colmar, France; Northampton, England; Ploiesti, Romania; Belo Horizonte, Sao Paulo and Sorocaba, Brazil; Jamshedpur and Chennai, India; Sosnowiec, Poland; Prince George and St. Thomas, Canada; and Wuxi, Xiangtan and Yantai, China. These facilities, including warehouses at plant locations, have an aggregate floor area of approximately 3,849,000 square feet.
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
Timken’s Steel segment’s manufacturing facilities in the United States are located in Canton and Eaton, Ohio; Columbus, North Carolina; and Houston, Texas. These facilities have an aggregate floor area of approximately 3,460,000 square feet. The Steel segment also has a ferrous scrap and recycling operation in Akron, Ohio.
In addition to the manufacturing and distribution facilities discussed above, Timken owns or leases warehouses and steel distribution facilities in the United States, Canada, United Kingdom, France, Mexico, Singapore, Argentina, Australia, Brazil and China.
The plant utilization for the Mobile Industries segment was between approximately 50% and 60% in 2012. The plant utilization for the Process Industries segment was between approximately 60% and 70% in 2012. The plant utilization for the Aerospace and Defense segment was between approximately 60% and 70% in 2012. Finally, the Steel segment plant utilization was between approximately 60% and 70% in 2012. Plant utilization for all of the segments, except Aerospace and Defense, was lower in 2012 than in 2011.

Item 3. Legal Proceedings
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 4. Mine Safety Disclosures
Not applicable.

Item 4A. Executive Officers of the Registrant
The executive officers are elected by the Board of Directors normally for a term of one year and until the election of their successors. All executive officers have been employed by Timken or by a subsidiary of the Company during the past five-year period. The executive officers of the Company as of February 13, 2013 (except as otherwise noted below) are as follows:

Name	Age	Current Position and Previous Positions During Last Five Years
Ward J. Timken, Jr.	45	2005 Chairman of the Board

James W. Griffith	59	2002 President and Chief Executive Officer; Director

William R. Burkhart	47	2000 Senior Vice President and General Counsel

Christopher A. Coughlin	52	2008 Senior Vice President—Supply Chain Management
		2009 President—Process Industries
		2010 President—Process Industries & Supply Chain
		2011 President—Process Industries
		2012 Group President

Glenn A. Eisenberg	51	2002 Executive Vice President—Finance and Administration

Richard G. Kyle	47	2008 Vice President—Manufacturing—Mobile Industries
		2009 President—Mobile Industries
		2011 President—Mobile Industries & Aerospace
		2012 Group President

J. Ted Mihaila	58	2006 Senior Vice President and Controller

Salvatore J. Miraglia, Jr.	62	2005 President-Steel Group; retired on December 31, 2012

Donald L. Walker	56	2004 Senior Vice President—Human Resources and Organizational Advancement

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the New York Stock Exchange under the symbol “TKR.” The estimated number of record holders of the Company’s common stock at December 31, 2012 was 5,053. The estimated number of beneficial shareholders at December 31, 2012 was 50,783.
The following table provides information about the high and low sales prices for the Company’s common stock and dividends paid for each quarter for the last two fiscal years.

	2012			2011
	Stock prices		Dividends	Stock prices		Dividends
	High	Low	per share	High	Low	per share
First quarter	$54.87	$38.92	$0.23	$52.69	$44.32	$0.18
Second quarter	$57.94	$41.81	$0.23	$57.83	$45.77	$0.20
Third quarter	$46.49	$32.59	$0.23	$52.86	$31.16	$0.20
Fourth quarter	$48.12	$36.15	$0.23	$45.45	$30.17	$0.20

Issuer Purchases of Common Stock:
The following table provides information about purchases of its common stock by the Company during the quarter ended December 31, 2012.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
10/1/2012 - 10/31/2012	872	$37.88	—	7,500,000
11/1/2012 - 11/30/2012	1,908	40.54	—	7,500,000
12/1/2012 - 12/31/2012	3,842	46.29	—	7,500,000
Total	6,622	$43.53	—	7,500,000

(1)
The shares purchased in October, November and December represent common shares of the Company that were owned and tendered by employees to exercise stock options, and to satisfy withholding obligations in connection with the exercise of stock options and vesting of restricted shares.

(2)
For shares tendered in connection with the vesting of restricted shares, the average price paid per share is an average calculated using the daily high and low of the Company’s common shares as quoted on the New York Stock Exchange at the time of vesting. For shares tendered in connection with the exercise of stock options, the price paid is the real-time trading stock price at the time the options are exercised.

(3)
On February 10, 2012, the Board of Directors of the Company approved a new share purchase plan pursuant to which the Company may purchase up to ten million of its common shares in the aggregate. This new share purchase plan replaced the Company’s 2006 common share purchase plan and this authorization expires on December 31, 2015. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (continued)

Comparison of Five-Year Cumulative Total Return*
Among The Timken Company, S&P 500 and S&P 400 Industrials
$200
$150
$100
$50
$0
2007
2008
2009
2010
2011
2012
Timken
S&P 500
S&P 400 Industrials

*Total return assumes reinvestment of dividends. Fiscal years ending December 31.
Assumes $100 invested on January 1, 2008, in Timken Common Stock, the S&P 500 Index, and the S&P 400 Industrials.

	2008	2009	2010	2011	2012
Timken	$61.58	$76.44	$156.30	$129.01	$162.61
S&P 500	63.00	79.68	91.68	93.61	108.59
S&P 400 Industrials	63.38	83.42	109.30	108.03	131.83

The line graph compares the cumulative total shareholder returns over five years for The Timken Company, the S&P 500 Stock Index, and the S&P 400 Industrials Index.

Item 6. Selected Financial Data
Summary of Operations and Other Comparative Data

(Dollars in millions, except per share and per employee data)	2012	2011	2010	2009	2008
Statements of Income
Net sales	$4,987.0	$5,170.2	$4,055.5	$3,141.6	$5,040.8
Gross profit	1,366.3	1,369.7	1,021.7	582.7	1,151.9
Selling, administrative and general expenses	643.9	626.2	563.8	472.7	657.1
Impairment and restructuring charges	29.5	14.4	21.7	164.1	32.8
Operating income (loss)	692.9	729.1	436.2	(54.1)	462.0
Other income (expense), net	101.3	(1.1)	3.8	(0.1)	16.2
Interest expense, net	(28.2)	31.2	34.5	40.0	38.6
Income (loss) from continuing operations	495.9	456.6	269.5	(66.0)	282.6
Income (loss) from discontinued operations, net of income taxes	—	—	7.4	(72.6)	(11.3)
Net income (loss) attributable to The Timken Company	$495.5	$454.3	$274.8	$(134.0)	$267.7
Balance Sheets
Inventories, net	$862.1	$964.4	$828.5	$671.2	$1,000.5
Property, plant and equipment—net	1,405.3	1,308.9	1,267.7	1,335.2	1,517.0
Total assets	4,244.7	4,327.4	4,180.4	4,006.9	4,536.0
Total debt:
Short-term debt	14.3	22.0	22.4	26.3	91.5
Current portion of long-term debt	9.6	14.3	9.6	17.1	17.1
Long-term debt	455.1	478.8	481.7	469.3	515.3
Total debt	$479.0	$515.1	$513.7	$512.7	$623.9
Net (cash) debt
Total debt	479.0	515.1	513.7	512.7	623.9
Less: cash and cash equivalents and restricted cash	(586.4)	(468.4)	(877.1)	(755.5)	(133.4)
Net (cash) debt: (1)	$(107.4)	$46.7	$(363.4)	$(242.8)	$490.5
Total liabilities	1,998.1	2,284.9	2,238.6	2,411.3	2,873.0
Shareholders’ equity	$2,246.6	$2,042.5	$1,941.8	$1,595.6	$1,663.0
Capital:
Net (cash) debt	(107.4)	46.7	(363.4)	(242.8)	490.5
Shareholders’ equity	2,246.6	2,042.5	1,941.8	1,595.6	1,663.0
Net (cash) debt + shareholders’ equity (capital)	$2,139.2	$2,089.2	$1,578.4	$1,352.8	$2,153.5
Other Comparative Data
Income (loss) from continuing operations / Net sales	9.9%	8.8%	6.6%	(2.1)%	5.6%
Net income (loss) attributable to The Timken Company / Net sales	9.9%	8.8%	6.8%	(4.3)%	5.3%
Return on equity (2)	22.1%	22.4%	13.9%	(4.1)%	17.0%
Net sales per employee (3)	$243.5	$253.5	$222.2	$168.8	$244.3
Capital expenditures	297.2	205.3	115.8	114.1	258.1
Depreciation and amortization	198.0	192.5	189.7	201.5	200.8
Capital expenditures / Net sales	6.0%	4.0%	2.9%	3.6%	5.1%
Dividends per share	$0.92	$0.78	$0.53	$0.45	$0.70
Basic earnings (loss) per share - continuing operations (4)	$5.11	$4.65	$2.76	$(0.64)	$2.90
Diluted earnings (loss) per share - continuing operations (4)	$5.07	$4.59	$2.73	$(0.64)	$2.89
Basic earnings (loss) per share (5)	$5.11	$4.65	$2.83	$(1.39)	$2.78
Diluted earnings (loss) per share (5)	$5.07	$4.59	$2.81	$(1.39)	$2.77
Net debt to capital (1)	(5.0)%	2.2%	(23.0)%	(17.9)%	22.8%
Number of employees at year-end (6)	19,769	20,954	19,839	16,667	20,550
Number of shareholders (7)	50,783	44,238	39,118	27,127	47,742

(1)	The Company presents net debt because it believes net debt is more representative of the Company’s financial position than total debt due to the amount of cash and cash equivalents.

(2)	Return on equity is defined as income from continuing operations divided by ending shareholders’ equity.

(3)	Based on average number of employees employed during the year.

(4)	Based on average number of shares outstanding during the year.

(5)	Based on average number of shares outstanding during the year and includes discontinued operations for all periods presented.

(6)	Adjusted to exclude NRB operations for all periods.

(7)	Includes an estimated count of shareholders having common stock held for their accounts by banks, brokers and trustees for benefit plans.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in millions, except per share data)

OVERVIEW

The Timken Company, a global industrial technology leader, applies its deep knowledge of materials, friction management and mechanical power transmission to improve the reliability and efficiency of industrial machinery and equipment all around the world. The Company engineers, manufactures and markets high-performance mechanical components and engineered steel. Timken® bearings, alloy steel bars and tubes as well as transmissions, gearboxes, chain, and related products and services, support diversified markets worldwide through the original equipment manufacturers and aftermarket channels. The Company operates under four segments: (1) Mobile Industries; (2) Process Industries; (3) Aerospace and Defense; and (4) Steel. The following further describes these business segments:

•
Mobile Industries provides bearings, power transmission components, engineered chain, augers and related products and services to original equipment manufacturers and suppliers of agricultural, construction and mining equipment; passenger cars, light trucks, medium- and heavy-duty trucks; rail cars and locomotives; as well as to the aftermarket through its automotive and heavy truck distributors.

•
Process Industries supplies bearings, power transmission components, engineered chains, and related products and services to original equipment manufacturers and suppliers of power transmission, energy and heavy industrial machinery and equipment. This includes rolling mills, cement and aggregate processing equipment, paper mills, sawmills, printing presses, cranes, hoists, drawbridges, wind energy turbines, gear drives, drilling equipment, coal conveyors, coal crushers, marine equipment and food processing equipment. This segment also serves the aftermarket through its global network of authorized industrial distributors.

•
Aerospace and Defense provides bearings, helicopter transmission systems, rotor head assemblies, turbine engine components, gears and other precision flight-critical components for commercial and military aviation applications. It also provides aftermarket services, including repair and overhaul of engines, transmissions and fuel controls, as well as aerospace bearing repair and component reconditioning. Additionally, this segment manufactures precision bearings, complex assemblies and sensors for manufacturers of health and critical motion control equipment.

•
Steel produces more than 450 grades of high-performance carbon and alloy steel, sold as ingots, bars and tubes in a variety of chemistries, lengths and finishes. The segment's metallurgical expertise and unique operational capabilities drive customized solutions for the mobile, industrial and energy sectors, sold directly to original equipment manufacturers or through its authorized steel distributors. Timken® specialty steels feature prominently in a wide variety of end products including: oil country drill pipe, bits and collars; gears, hubs, axles, crankshafts and connecting rods; bearing races and rolling elements; and bushings, fuel injectors and wind energy shafts.

The Company's strategy balances corporate aspirations for sustained growth and a determination to optimize the Company's existing portfolio of business, thereby generating strong earnings and cash flows. The Company pursues its strategy to create value by:

•
Applying its knowledge of metallurgy, friction management and mechanical power transmission to create unique solutions used in demanding applications that create value for its customers. The Company seeks to grow in attractive market sectors, with particular emphasis on those industrial markets that value the reliability and efficiency offered by the Company's products and that create significant aftermarket demand, thereby providing a lifetime of opportunity in both product sales and services.

•
Differentiating its businesses and its products, offering a broad array of mechanical power transmission components, high-performance steel and related solutions and services. This year the Company extended the Timken® spherical bearing and housed unit bearing lines and developed new crankshaft steels as well as incorporated Drives® chain and Philadelphia Gear® repair services into its offerings.

•
Expanding its reach, extending its knowledge, products, services and channels to meet customer needs wherever they are in the world. The Company continues to expand its presence in new geographic spaces with an emphasis in Asia and other emerging markets including Russia, where it opened two new offices in 2012.

•
Performing with excellence, delivering exceptional results with a passion for superior execution. The Company drives execution by embracing a continuous improvement culture that is charged with lowering costs, eliminating waste, increasing efficiency, encouraging organizational agility and building greater brand equity. As part of this effort, the Company may also reposition underperforming product lines and segments and divest non-strategic assets.

The following items highlight certain of the Company's more significant strategic accomplishments in 2012:

•
In December 2012, the Company completed the acquisition of the assets of Wazee Companies, LLC (Wazee) for $20.1 million. Wazee is a regional leader providing motor, generator, and uptower wind services to diverse end markets including oil and gas, wind, agriculture, material handling and construction.  Based in Denver, Colorado, Wazee employs over 100 people and had sales of approximately $30 million in 2012. Wazee results will be included in the Process Industries segment.

•
In 2012, the Company continued to advance planned investments to bring its intermediate steel tube finishing line on-stream and start up its in-line forge press to produce new large-diameter sound-center bars. These two investments reinforce the Company's position of offering the broadest special bar quality (SBQ) steel capabilities in North America.

•
In May 2012, the Company announced that it will close its plant in St. Thomas, Ontario, Canada (St. Thomas) in approximately one year and consolidate bearing production within its existing U.S. operations to better align the Company's manufacturing footprint and customer base. The Company will also move customer service for the Canadian market to its offices in Toronto. Production is expected to be transferred to the Company's operations in Ohio, North Carolina and South Carolina by mid-2013.

•
In April 2012, the Company broke ground on a $225 million expansion for a new vertical continuous caster at its Faircrest Steel Plant in Canton, Ohio, after securing a new five-year basic labor agreement with members of the United Steelworkers of America, which will provide large bar capabilities unique in America.

RESULTS OF OPERATIONS
2012 compared to 2011
Overview:

	2012	2011	$ Change	% Change
Net sales	$4,987.0	$5,170.2	$(183.2)	(3.5)%
Income from continuing operations	495.9	456.6	39.3	8.6%
Income attributable to noncontrolling interest	0.4	2.3	(1.9)	(82.6)%
Net income attributable to The Timken Company	$495.5	$454.3	$41.2	9.1%
Diluted earnings per share	$5.07	$4.59	$—	10.5%
Average number of shares—diluted	97,602,481	98,655,513	—	(1.1)%

The Company reported net sales for 2012 of $5.0 billion, compared to $5.2 billion in 2011, a 3.5% decrease. The decrease in sales was primarily due to lower volume across all business segments except for the Aerospace and Defense segment, lower surcharges and the effect of currency rate changes, partially offset by favorable pricing and the impact of acquisitions. In 2012, net income per diluted share was $5.07, compared to $4.59 in 2011. The Company's earnings for 2012 reflect Continued Dumping and Subsidy Offset Act (CDSOA) receipts, net of expense, of $108.0 million ($68.0 million after tax, or approximately $0.69 per diluted share), as well as favorable pricing, lower material costs and the impact of prior-year acquisitions, partially offset by lower material surcharges, lower volume, higher manufacturing costs and restructuring charges related to the announced closure of the manufacturing facility in St. Thomas. The higher manufacturing costs were the result of lower plant utilization.

Outlook:
The Company expects sales to be down approximately 5% in 2013 compared to 2012, primarily driven by lower volume in the Mobile Industries and Steel segments, as well as lower surcharges, partially offset by increased volume in the Aerospace and Defense segment. The Company's earnings are expected to be lower in 2013 compared to 2012, primarily due to lower CDSOA receipts, surcharges and volume and higher manufacturing costs, partially offset by lower material costs.

From a liquidity standpoint, the Company expects to generate cash from operations of approximately $330 million, which is a 50% decrease from 2012, as the Company anticipates lower net income and higher cash used for working capital items, partially offset by lower pension and postretirement contributions. Pension and postretirement contributions are expected to be approximately $300 million in 2013, compared to $376 million in 2012. The Company expects to increase capital expenditures to approximately $360 million in 2013, compared to $300 million in 2012.

THE STATEMENTS OF INCOME

Sales by Segment:

	2012	2011	$ Change	% Change
(Excludes intersegment sales)
Mobile Industries	$1,675.0	$1,768.9	$(93.9)	(5.3)%
Process Industries	1,337.6	1,240.5	97.1	7.8%
Aerospace and Defense	346.9	324.1	22.8	7.0%
Steel	1,627.5	1,836.7	(209.2)	(11.4)%
Total Company	$4,987.0	$5,170.2	$(183.2)	(3.5)%
Net sales for 2012 decreased $183.2 million, or 3.5%, compared to 2011, primarily due to lower volume of approximately $325 million principally driven by the Steel segment and the Mobile Industries’ heavy truck and light vehicle market sectors. In addition, the decrease in sales reflects lower surcharges of approximately $155 million and the effect of currency rate changes of approximately $75 million, partially offset by favorable pricing of $195 million, the impact of prior-year acquisitions of $160 million and favorable sales mix of $10 million.

Gross Profit:

	2012	2011	$ Change	% Change
Gross profit	$1,366.3	$1,369.7	$(3.4)	(0.2%)
Gross profit % to net sales	27.4%	26.5%	—	—
Rationalization expenses included in cost of products sold	$8.3	$6.7	$1.6	23.9%
Gross profit decreased in 2012 compared to 2011, primarily due to lower surcharges of approximately $160 million, lower sales volume of approximately $150 million and higher manufacturing costs of approximately of $75 million, mostly offset by favorable pricing of approximately $190 million, lower raw material and logistics costs of approximately $155 million and the impact from prior-year acquisitions of approximately $40 million.

Selling, General and Administrative Expenses:

	2012	2011	$ Change	% Change
Selling, general and administrative expenses	$643.9	$626.2	$17.7	2.8%
Selling, general and administrative expenses % to net sales	12.9%	12.1%	—	80	bps
The increase in selling, general and administrative expenses of $17.7 million in 2012 compared to 2011 was primarily due to the full-year impact of acquisitions of approximately $15 million and higher salaries and related benefits of approximately $15 million, partially offset by lower expense related to incentive compensation plans of approximately $15 million.

Impairment and Restructuring Charges:

	2012	2011	$ Change
Impairment charges	$6.6	$0.5	$6.1
Severance and related benefit costs	18.4	0.1	18.3
Exit costs	4.5	13.8	(9.3)
Total	$29.5	$14.4	$15.1
Impairment and restructuring charges increased $15.1 million in 2012 compared to 2011. Impairment and restructuring charges of $29.5 million in 2012 were primarily due to the recognition of severance and related benefits, including $10.7 million of pension curtailment charges, as well as impairment charges, related to the announced closure of the manufacturing facility in St. Thomas and the recognition of environmental remediation costs at the former manufacturing facility in Sao Paulo, Brazil (Sao Paulo). Impairment and restructuring charges of $14.4 million in 2011 were primarily related to environmental remediation costs and workers compensation claims by former associates at the former manufacturing facility in Sao Paulo. Refer to Note 10 – Impairment and Restructuring in the Notes to the Consolidated Financial Statements for additional discussion.
In November 2010, the Company entered into an agreement to sell the real estate of its former manufacturing facility in Sao Paulo. The transfer of this land is expected to be completed as early as 2013 after the Company has completed the soil remediation of the site and the groundwater remediation plan has been approved. Based on the terms of the agreement, once the title transfers, the Company expects to receive approximately $30 million, including interest, subject to fluctuations in foreign currency exchange rates, over an 18-month period.

Interest Expense and Income:

	2012	2011	$ Change	% Change
Interest expense	$(31.1)	$(36.8)	$5.7	(15.5)%
Interest income	$2.9	$5.6	$(2.7)	(48.2)%
Interest expense for 2012 decreased compared to 2011 primarily due to lower average debt and higher capitalized interest. Interest income decreased for 2012 compared to 2011 primarily due to lower invested cash balances.

Other (Expense) Income:

	2012	2011	$ Change	% Change
CDSOA receipts (expense), net	$108.0	$(1.1)	$109.1	NM
Other (expense), net	$(6.7)	$—	$(6.7)	NM

CDSOA receipts are reported net of applicable expenses. The CDSOA provides for distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and people. The Company reported CDSOA receipts, net of expense, of $108.0 million in 2012. In 2012, the Company reported expenses in excess of CDSOA receipts of $1.1 million. Refer to Note 19 - Continued Dumping and Subsidy Offset Act in the Notes to the Consolidated Financial Statements for additional information.

Other (expense), net increased in 2012 compared to 2011 primarily due to higher foreign currency exchange losses and higher losses from the disposal of fixed assets. Other (expense), net for 2012 also includes the loss on the divestiture of Advanced Green Components (AGC) of $2.0 million.

Income Tax Expense:

	2012	2011	$ Change	Change
Income tax expense	$270.1	$240.2	$29.9	12.4%
Effective tax rate	35.3%	34.5%	—	80	bps
The effective tax rate on pretax income for 2012 was unfavorable relative to the U.S. federal statutory rate primarily due to losses at certain foreign subsidiaries where no tax benefit could be recorded, including restructuring charges related to the closure of the Company's manufacturing facility in St. Thomas, U.S. state and local taxes, and U.S. taxation of foreign income. These factors were partially offset by earnings in certain foreign jurisdictions where the effective tax rate is less than 35%, U.S. foreign tax credits, the U.S. manufacturing deduction and certain discrete U.S. tax benefits.
The effective tax rate for 2011 was favorable relative to the U.S. federal statutory rate primarily due to earnings in certain foreign jurisdictions where the effective tax rate is less than 35%, the U.S. manufacturing deduction, the U.S. research tax credit and the net effect of other U.S. tax items, partially offset by losses at certain foreign subsidiaries where no tax benefit could be recorded, U.S. state and local taxes and the net effect of other discrete items.
The change in the effective tax rate in 2012 compared to 2011 was primarily due to losses at certain foreign subsidiaries where no tax benefit could be recorded, including restructuring charges related to the closure of the Company's manufacturing facility in St. Thomas, and higher U.S. state and local taxes, partially offset by U.S. foreign tax credits, and the net effect of other discrete items.

BUSINESS SEGMENTS

Management measures the financial performance of each segment using earnings before interest and taxes (EBIT). As of January 1, 2012, the Company modified the way in which certain selling, general and administrative (SG&A) expenses are allocated among segments to better reflect the use of shared resources by the segment. Segment results for 2011 have been revised to be consistent with the new allocations. Refer to Note 14 - Segment Information in the Notes to the Consolidated Financial Statements for the reconciliation of EBIT by segment to consolidated income before income taxes.

The presentation of segment results below includes a reconciliation of the changes in net sales for each segment reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions made in 2011 and currency exchange rates. The effects of acquisitions and currency exchange rates on net sales are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period. During the third quarter of 2011, the Company completed the acquisition of substantially all of the assets of Gears and Services. Gears and Services is part of the Process Industries segment. During the fourth quarter of 2011, the Company completed the acquisition of Drives. Results for Drives are reported in the Mobile and Process Industries segments based on customer application. The acquisition of the assets of Wazee, which was completed on December 31, 2012, had no impact on the 2012 operating results.

Mobile Industries Segment:

	2012	2011	$ Change	Change
Net sales, including intersegment sales	$1,675.5	$1,769.4	$(93.9)	(5.3)%
EBIT	$208.1	$261.8	$(53.7)	(20.5)%
EBIT margin	12.4%	14.8%	—	(240) bps
	2012	2011	$ Change	% Change
Net sales, including intersegment sales	$1,675.5	$1,769.4	$(93.9)	(5.3)%
Less: Acquisitions	65.4	—	65.4	NM
Currency	(53.5)	—	(53.5)	NM
Net sales, excluding the impact of acquisitions and currency	$1,663.6	$1,769.4	$(105.8)	(6.0)%
The Mobile Industries segment’s net sales, excluding the effects of acquisitions and currency-rate changes, decreased 6.0% in 2012 compared to 2011, primarily due to lower volume of approximately $120 million, partially offset by favorable pricing of $15 million and higher surcharges of $5 million. The lower volume was led by a decrease in light-vehicle volume of approximately 20%, driven by exited business, and a decrease in heavy truck volume of approximately 20%, partially offset by an increase in rail volume of approximately 20%. EBIT decreased in 2012 compared to 2011, primarily due to lower volume of approximately $45 million, restructuring costs of approximately $30 million due to the closure of the St. Thomas plant and higher manufacturing and material costs of approximately $25 million, partially offset by favorable pricing of approximately $15 million, lower logistics costs of approximately $15 million and higher surcharges of approximately $5 million.
Sales for the Mobile Industries segment are expected to decrease by 5% to 10% in 2013 compared to 2012. The expected decrease is primarily due to lower volume across all markets except the automotive aftermarket, led by a decrease in light-vehicle volume of approximately 15% driven by the Company's market strategy and a decrease in heavy truck volume of approximately 10%. EBIT for the Mobile Industries segment is expected to decline in 2013 compared to 2012 as a result of lower volume and higher manufacturing costs, partially offset by lower restructuring costs.

Process Industries Segment:

	2012	2011	$ Change	Change
Net sales, including intersegment sales	$1,343.3	$1,244.6	$98.7	7.9%
EBIT	$274.9	$274.2	$0.7	0.3%
EBIT margin	20.5%	22.0%	—	(150	) bps
	2012	2011	$ Change	% Change
Net sales, including intersegment sales	$1,343.3	$1,244.6	$98.7	7.9%
Less: Acquisitions	94.2	—	94.2	NM
Currency	(21.4)	—	(21.4)	NM
Net sales, excluding the impact of acquisitions and currency	$1,270.5	$1,244.6	$25.9	2.1%
The Process Industries segment’s net sales, excluding the effect of acquisitions and currency-rate changes, increased 2.1% for 2012 compared to 2011, primarily due to favorable pricing of approximately $25 million. EBIT in 2012 was comparable to 2011 due to favorable pricing of $25 million and the impact of prior-year acquisitions of $15 million, mostly offset by higher manufacturing costs of approximately $20 million, the negative impact of currency of approximately $10 million and the impact of unfavorable sales mix of approximately $5 million.
Sales for the Process Industries segment are expected to be relatively flat in 2013 compared to 2012 as a result of a slight increase in sales to industrial distributors, offset by lower volume across most other market sectors. EBIT for the Process Industries segment is expected to increase slightly in 2013 compared to 2012.

Aerospace and Defense Segment:

	2012	2011	$ Change	Change
Net sales, including intersegment sales	$346.9	$324.1	$22.8	7.0%
EBIT	$36.3	$5.1	$31.2	NM
EBIT margin	10.5%	1.6%	—	890	bps
	2012	2011	$ Change	% Change
Net sales, including intersegment sales	$346.9	$324.1	$22.8	7.0%
Less: Currency	(1.1)	—	(1.1)	NM
Net sales, excluding the impact of currency	$348.0	$324.1	$23.9	7.4%
The Aerospace and Defense segment’s net sales, excluding the effect of currency-rate changes, increased 7.4% for 2012 compared to 2011. The increase was due to higher volume of approximately $20 million and favorable pricing of approximately $5 million. The increase in volume was driven by an increase in the critical motion market sector of approximately 15% and the defense market sector of approximately 10%. EBIT increased in 2012 compared to 2011, primarily due to the impact of higher volume of approximately $10 million, favorable pricing of approximately $5 million, lower manufacturing costs of approximately $5 million and lower selling, general and administrative costs of approximately $5 million. The lower manufacturing costs were due to lower product warranty charges of approximately $4 million in 2012 compared to 2011, and an inventory write-down of approximately $3 million recognized in 2011.
Sales for the Aerospace and Defense segment are expected to increase by approximately 7% to 12% in 2013 compared to 2012, due to higher volume across all market sectors led by an increase in defense volume of approximately 14%, an increase in general aviation volume of approximately 8% and an increase in critical motion volume of approximately 7%. EBIT for the Aerospace and Defense segment is expected to increase significantly in 2013 compared to 2012 as a result of higher volumes and lower selling, general and administrative expenses.

Steel Segment:

	2012	2011	$ Change	Change
Net sales, including intersegment sales	$1,728.7	$1,956.5	$(227.8)	(11.6)%
EBIT	$251.8	$267.4	$(15.6)	(5.8)%
EBIT margin	14.6%	13.7%	—	90	bps
	2012	2011	$ Change	% Change
Net sales, including intersegment sales	$1,728.7	$1,956.5	$(227.8)	(11.6)%
Less: Currency	(1.0)	—	(1.0)	NM
Net sales, excluding the impact of acquisitions and currency	$1,729.7	$1,956.5	$(226.8)	(11.6)%

The Steel segment’s net sales for 2012, excluding the effects of acquisitions and currency-rate changes, decreased 11.6% compared to 2011. The decrease was primarily due to lower volume of approximately $220 million and lower surcharges of approximately $165 million, partially offset by higher pricing and favorable sales mix of approximately $155 million. The lower volume was led by a decrease in industrial demand of approximately 25%, a decrease in oil and gas demand of approximately 15% and a decrease in mobile demand of approximately 5%.
Surcharges decreased to $416 million in 2012 from $581 million in 2011. Approximately 60% of the decrease in surcharges was a result of lower volumes. The remaining portion was a result of lower market prices for certain input raw materials, especially scrap steel, nickel and molybdenum. Surcharges are a pricing mechanism that the Company uses to recover scrap steel, energy and certain alloy costs, which are derived from published monthly indices.

Amounts are shown in whole values	2012	2011	Change	% Change
Scrap index per ton	$429	$485	$(56)	(11.5)%
Shipments (in tons)	1,070,000	1,286,000	(216,000)	(16.8)%
Average selling price per ton, including surcharges	$1,615	$1,522	$93	6.1%
The increase in the average selling price was primarily the result of higher pricing, partially offset by lower surcharges.
The Steel segment’s EBIT decreased $15.6 million in 2012 compared to 2011, primarily due to lower surcharges of approximately $165 million, lower volume of approximately $100 million and higher manufacturing costs of approximately $55 million, partially offset by favorable pricing of approximately $140 million, lower raw material costs of approximately $140 million and lower LIFO expense of approximately $30 million. In 2012, the Steel segment recognized LIFO income of $15.6 million, compared to LIFO expense of $15.2 million in 2011. The change in LIFO was due to lower inventory levels and the mix of inventory. Raw material costs consumed in the manufacturing process, including scrap steel, alloys and energy, decreased 8% in 2012 compared to the prior year to an average cost of $510 per ton.
Sales for the Steel segment are expected to decrease 7% to 12% for 2013 compared to 2012, primarily due to lower surcharges and lower volume. The Company expects lower volume to be driven by a decrease in oil and gas demand of approximately 15% and a decrease in industrial demand of approximately 5%, partially offset by an increase in mobile demand of approximately 5%. EBIT for the Steel segment is expected to decrease in 2013 compared to 2012 driven by lower surcharges, lower volume and higher manufacturing costs, partially offset by lower raw material costs. Scrap, alloy and energy costs are expected to decrease in the near term from current levels.
Corporate:

	2012	2011	$ Change	Change
Corporate expenses	$84.4	$80.8	$3.6	4.5%
Corporate expenses % to net sales	1.7%	1.6%	—	10	bps

Corporate expenses increased in 2012 compared to 2011, primarily due to higher salaries and related benefits of $5 million and higher professional fees of $4 million, partially offset by lower expense related to incentive compensation plans of $4 million.

RESULTS OF OPERATIONS:
2011 compared to 2010
Overview:

	2011	2010	$ Change	% Change
Net sales	$5,170.2	$4,055.5	$1,114.7	27.5%
Income from continuing operations	456.6	269.5	187.1	69.4%
Income from discontinued operations	—	7.4	(7.4)	NM
Income attributable to noncontrolling interest	2.3	2.1	0.2	9.5%
Net income attributable to The Timken Company	$454.3	$274.8	$179.5	65.3%
Diluted earnings per share:
Continuing operations	$4.59	$2.73	$1.86	68.1%
Discontinued operations	—	0.08	(0.08)	NM
Diluted earnings per share	$4.59	$2.81	$1.78	63.3%
Average number of shares - diluted	98,655,513	97,516,202	—	1.4%
The Company reported net sales for 2011 of $5.2 billion, compared to $4.1 billion in 2010, a 27.5% increase. Sales in 2011 were higher across all business segments except for the Aerospace and Defense segment. The increase in sales was primarily driven by strong demand from the Mobile Industries and Steel segments and the industrial distribution channel within the Process Industries segment, as well as higher surcharges, partially offset by lower sales in the Aerospace and Defense segment. For 2011, diluted earnings per share were $4.59, compared to $2.81 for 2010. Income from continuing operations per diluted share was $4.59 for 2011, compared to $2.73 for 2010.
The Company’s results for 2011 reflected the improvement of the end-market sectors served principally by the Mobile Industries and Steel segments, higher surcharges, improved manufacturing performance, lower restructuring costs and the favorable impact of prior-year restructuring initiatives, partially offset by lower demand from aerospace and defense customers, higher raw material costs and related LIFO expense and higher expense related to incentive compensation plans.
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
Net sales for 2011 increased $1.1 billion, or 27.5%, compared to 2010, primarily due to higher volume of approximately $530 million principally driven by the Mobile Industries’ off-highway and rail market sectors, increases in demand for Process Industries’ distribution channel and the Steel segment’s industrial and oil and gas market sectors. In addition, the increase in sales reflected higher surcharges of approximately $225 million, higher pricing and favorable sales mix of approximately $185 million, the impact of acquisitions of approximately $120 million and the effect of currency rate changes of approximately $55 million. The favorable impact from acquisitions for 2011 was primarily due to the acquisitions of Gears and Services, in July 2011, and Drives, in October 2011, as well as the acquisition of QM Bearings and Power Transmission, Inc. (QM Bearings), completed in September 2010.

Gross Profit:

	2011	2010	$ Change	Change
Gross profit	$1,369.7	$1,021.7	$348.0	34.1%
Gross profit % to net sales	26.5%	25.2%	—	130	bps
Rationalization expenses included in cost of products sold	$6.7	$5.5	$1.2	21.8%
Gross profit increased in 2011 compared to 2010, primarily due to the impact of higher sales volume of approximately $230 million, higher surcharges of approximately $225 million and the impact of pricing and sales mix of approximately $180 million, partially offset by higher raw material costs of approximately $295 million and higher logistics costs of approximately $40 million. Gross profit in 2011 also benefited by $40 million from the impact of acquisitions.
Selling, General and Administrative Expenses:

	2011	2010	$ Change	Change
Selling, general and administrative expenses	$626.2	$563.8	$62.4	19.3%
Selling, general and administrative expenses % to net sales	12.1%	13.9%	—	(180	) bps
The increase in selling, general and administrative expenses of $62.4 million in 2011 compared to 2010 was primarily due to higher salaries and related costs to support higher sales volume, as well as higher expense related to incentive compensation plans of approximately $15 million. Selling, general and administrative expenses for 2010 benefited from a favorable adjustment to the allowance for doubtful accounts of approximately $10 million. In addition, the acquisitions of Gears and Services and Drives added approximately $15 million of selling, general and administrative expenses for 2011. Selling, general and administrative expenses, as a percentage of sales, decreased in 2011 compared to 2010 as a result of the Company’s ability to effectively leverage these costs against higher sales.
Impairment and Restructuring Charges:

	2011	2010	$ Change
Impairment charges	$0.5	$4.7	$(4.2)
Severance and related benefit costs	0.1	6.4	(6.3)
Exit costs	13.8	10.6	3.2
Total	$14.4	$21.7	$(7.3)
Impairment and restructuring charges decreased $7.3 million in 2011 compared to 2010. In 2011, the Company recognized $13.8 million of exit costs, which primarily related to environmental remediation costs and workers compensation claims made by former associates at its former manufacturing facility in Sao Paulo. In 2010, the impairment charges of $4.7 million primarily related to fixed asset impairment charges at the Company’s facility in Mesa, Arizona and its former manufacturing facility in Sao Paulo. The severance and related benefit costs of $6.4 million recognized in 2010 primarily related to manufacturing workforce reductions that began in 2009 to realign the Company’s organization, improve efficiency and reduce costs. The exit costs of $10.6 million recognized in 2010 primarily related to environmental remediation costs at the Company’s former manufacturing facility in Sao Paulo and a former manufacturing plant in Columbus, Ohio. Refer to Note 10 – Impairment and Restructuring in the Notes to the Consolidated Financial Statements for additional discussion.

Interest Expense and Income:

	2011	2010	$ Change	% Change
Interest expense	$(36.8)	$(38.2)	$1.4	(3.7)%
Interest income	$5.6	$3.7	$1.9	51.4%
Interest expense for 2011 decreased compared to 2010 primarily due to lower financing costs as a result of refinancing the Company’s $500 million Amended and Restated Credit Agreement (Senior Credit Facility), which occurred in May 2011. Interest income increased for 2011 compared to 2010 primarily due to higher interest rates on invested cash balances.
Income Tax Expense:

	2011	2010	$ Change	Change
Income tax expense	$240.2	$136.0	$104.2	76.6%
Effective tax rate	34.5%	33.5%	—	100	bps
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
The effective tax rate for 2010 was favorable relative to the U.S. federal statutory rate primarily due to earnings in certain foreign jurisdictions where the effective tax rate is less than 35%, the U.S. manufacturing deduction, the U.S. research tax credit and the net effect of other U.S. tax items, partially offset by losses at certain foreign subsidiaries where no tax benefit could be recorded, and U.S. state and local taxes. The effective tax rate for 2010 also includes the net impact of a $21.6 million charge in the first quarter to record the deferred tax impact of the Patient Protection and Affordable Care Act of 2010, as amended (PPACA), partially offset by a $19.8 million tax benefit in the fourth quarter to record the benefit of contributions made to a newly established Voluntary Employee Benefit Association (VEBA) trust to fund certain retiree health care costs.
The change in the effective tax rate in 2011 compared to 2010 was primarily due to certain discrete tax expense items recorded in 2011 and higher U.S. state and local taxes, partially offset by earnings in certain foreign jurisdictions where the effective tax rate is less than 35%.

BUSINESS SEGMENTS
As of January 1, 2012, the Company modified the way in which certain SG&A expenses are allocated among segments to better reflect the use of shared resources by the business. Segment results for 2011 have been revised to be consistent with the new allocations. The 2011 allocation change increased Mobile Industries segment EBIT by $18.6 million, reduced Process Industries segment EBIT by $7.4 million, reduced Aerospace and Defense segment EBIT by $2.5 million, reduced Steel segment EBIT by $3.3 million and increased Corporate expense by $5.4 million. Segment results for 2010 have not been revised as the Company determined it was impractical.
The presentation below reconciles the changes in net sales for each segment reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions made in 2011 and 2010 and currency exchange rates. The effects of acquisitions and currency exchange rates are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period. During the third quarter of 2011, the Company completed the acquisition of substantially all of the assets of Gears and Services, which is part of the Process Industries segment. During the fourth quarter of 2011, the Company completed the acquisition of Drives, the results of which are reported in the Mobile Industries and Process Industries segments based on customer application. During the fourth quarter of 2010, the Company completed the acquisition of substantially all of the assets of City Scrap and Salvage Co. (City Scrap), which is part of the Steel segment. During the third quarter of 2010, the Company completed the acquisition of QM Bearings, which is part of the Process Industries segment. The year 2010 represents the base year for which the effects of currency are measured; as such, currency is assumed to be zero for 2010.

Mobile Industries Segment:

	2011	2010	$ Change	Change
Net sales, including intersegment sales	$1,769.4	$1,560.6	$208.8	13.4%
EBIT	$261.8	$207.6	$54.2	26.1%
EBIT margin	14.8%	13.3%	—	150 bps

	2011	2010	$ Change	% Change
Net sales, including intersegment sales	$1,769.4	$1,560.6	$208.8	13.4%
Less: Acquisitions	11.1	—	11.1	NM
Currency	30.4	—	30.4	NM
Net sales, excluding the impact of acquisitions and currency	$1,727.9	$1,560.6	$167.3	10.7%
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

Process Industries Segment:

	2011	2010	$ Change	Change
Net sales, including intersegment sales	$1,244.6	$903.4	$341.2	37.8%
EBIT	$274.2	$133.6	$140.6	105.2%
EBIT margin	22.0%	14.8%	—	720	bps

	2011	2010	$ Change	% Change
Net sales, including intersegment sales	$1,244.6	$903.4	$341.2	37.8%
Less: Acquisitions	103.8	—	103.8	NM
Currency	22.2	—	22.2	NM
Net sales, excluding the impact of acquisitions and currency	$1,118.6	$903.4	$215.2	23.8%
The Process Industries segment’s net sales, excluding the effect of acquisitions and currency-rate changes, increased 23.8% for 2011 compared to 2010, primarily due to higher volume of approximately $190 million and pricing and sales mix of approximately $25 million. The higher sales primarily resulted from a 25% increase to industrial distributors. In addition, the higher sales resulted from a 15% increase to original equipment manufacturers, primarily driven by an approximately 30% increase in gear drives and an approximately 25% increase in global energy. EBIT was higher in 2011 compared to 2010 due to the impact of increased volume of approximately $100 million and higher pricing and favorable sales mix of approximately $40 million, partially offset by higher raw material costs of approximately $15 million. EBIT for the Process Industries segment also benefited from acquisitions in 2011.

Aerospace and Defense Segment:

	2011	2010	$ Change	Change
Net sales, including intersegment sales	$324.1	$338.3	$(14.2)	(4.2) %
EBIT	$5.1	$16.7	$(11.6)	(69.5) %
EBIT margin	1.6%	4.9%	—	(330	) bps
	2011	2010	$ Change	% Change
Net sales, including intersegment sales	$324.1	$338.3	$(14.2)	(4.2) %
Less: Currency	2.2	—	2.2	NM
Net sales, excluding the impact of currency	$321.9	$338.3	$(16.4)	(4.8) %
The Aerospace and Defense segment’s net sales, excluding the effect of currency-rate changes, decreased 4.8% for 2011 compared to 2010. The decline was due to a decrease in volume of approximately $20 million, partially offset by favorable pricing. The decrease in volume was driven by reduced volume of defense-related products, partially offset by increased volume from commercial aerospace customers. EBIT decreased in 2011 compared to 2010, primarily due to the impact of lower volume of approximately $8 million, a product warranty charge of approximately $5 million and an inventory write-down of approximately $3 million, partially offset by favorable pricing and reduced selling, general and administrative costs totaling approximately $7 million.

Steel Segment:

	2011	2010	$ Change	Change
Net sales, including intersegment sales	$1,956.5	$1,359.5	$597.0	43.9%
EBIT	$267.4	$146.2	$121.2	82.9%
EBIT margin	13.7%	10.8%	—	290	bps
	2011	2010	$ Change	% Change
Net sales, including intersegment sales	$1,956.5	$1,359.5	$597.0	43.9%
Less: Acquisitions	7.6	—	7.6	NM
Currency	0.7	—	0.7	NM
Net sales, excluding the impact of acquisitions and currency	$1,948.2	$1,359.5	$588.7	43.3%
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

Amounts are shown in whole values	2011	2010	Change	% Change
Scrap index per ton	$485	$426	$59	13.8%
Shipments (in tons)	1,286,000	1,026,000	260,000	25.3%
Average selling price per ton, including surcharges	$1,522	$1,325	$197	14.9%
The increase in the average selling prices was primarily the result of higher surcharges and base prices. The higher surcharges were the result of higher prices for certain input raw materials, especially scrap steel and nickel.
The Steel segment’s EBIT increased in 2011 compared to 2010, primarily due to higher surcharges of approximately $210 million, pricing and sales mix of approximately $130 million and the impact of higher sales volume of approximately $85 million, partially offset by higher raw material costs of approximately $250 million, higher logistics costs of approximately $25 million and higher LIFO expense. In 2011, the Steel segment recognized LIFO expense of $15.2 million, compared to LIFO expense of $2.8 million in 2010. Raw material costs consumed in the manufacturing process, including scrap steel, alloys and energy, increased 22% in 2011 compared to the prior year, to an average cost of $555 per ton.

Corporate:

	2011	2010	$ Change	Change
Corporate expenses	$80.8	$67.4	$13.4	19.9%
Corporate expenses % to net sales	1.6%	1.6%	—	—
Corporate expenses increased in 2011 compared to 2010, primarily due to higher performance-based compensation of approximately $8 million.

THE BALANCE SHEETS

The following discussion is a comparison of the Consolidated Balance Sheets at December 31, 2012 and December 31, 2011.

Current Assets:

	December 31,
	2012	2011	$ Change	% Change
Cash and cash equivalents	$586.4	$464.8	121.6	26.2%
Restricted cash	—	3.6	(3.6)	NM
Accounts receivable, net	546.7	645.5	(98.8)	(15.3)%
Inventories, net	862.1	964.4	(102.3)	(10.6)%
Deferred income taxes	98.6	113.7	(15.1)	(13.3)%
Deferred charges and prepaid expenses	12.6	12.8	(0.2)	(1.6)%
Other current assets	67.7	88.1	(20.4)	(23.2)%
Total current assets	$2,174.1	$2,292.9	$(118.8)	(5.2)%
Refer to the Consolidated Statements of Cash Flows for a discussion of the increase in cash and cash equivalents. Accounts receivable, net decreased as a result of lower sales in the fourth quarter of 2012 compared to the same period in 2011, partially offset by a lower allowance for doubtful accounts of $7 million. Inventories decreased primarily due to a concerted effort to reduce inventories across all businesses to match current demand. Deferred income taxes decreased as a result of lower accruals for incentive-based compensation and a reduction in the allowance for doubtful accounts. Other current assets decreased as a result of a $15 million decrease in short-term marketable securities. These short-term marketable securities matured during the first quarter of 2012 and were converted to cash and cash equivalents.

Property, Plant and Equipment, Net:

	December 31,
	2012	2011	$ Change	% Change
Property, plant and equipment	$3,792.1	$3,589.4	$202.7	5.6%
Less: allowances for depreciation	(2,386.8)	(2,280.5)	(106.3)	(4.7)%
Property, plant and equipment, net	$1,405.3	$1,308.9	$96.4	7.4%
The increase in property, plant and equipment, net in 2012 was primarily due to capital expenditures in 2012 exceeding depreciation expense.

Other Assets:

	December 31,
	2012	2011	$ Change	% Change
Goodwill	$338.9	$332.7	$6.2	1.9%
Other intangible assets	224.7	235.7	(11.0)	(4.7)%
Deferred income taxes	62.5	117.2	(54.7)	(46.7)%
Other non-current assets	39.2	40.0	(0.8)	(2.0)%
Total other assets	$665.3	$725.6	$(60.3)	(8.3)%
The decrease in other intangible assets was primarily due to current-year amortization expense exceeding intangibles acquired in 2012. The decrease in deferred income taxes was primarily due to the contributions to the Company's defined benefit pension plans and its VEBA trust and CDSOA receipts during 2012.

Current Liabilities:

	December 31,
	2012	2011	$ Change	% Change
Short-term debt	$14.3	$22.0	$(7.7)	(35.0)%
Accounts payable	216.2	287.3	(71.1)	(24.7)%
Salaries, wages and benefits	213.9	259.3	(45.4)	(17.5)%
Income taxes payable	33.5	45.5	(12.0)	(26.4)%
Deferred income taxes	2.9	3.1	(0.2)	(6.5)%
Other current liabilities	177.5	188.4	(10.9)	(5.8)%
Current portion of long-term debt	9.6	14.3	(4.7)	(32.9)%
Total current liabilities	$667.9	$819.9	$(152.0)	(18.5)%
The decrease in short-term debt was primarily due to a reduction in the utilization of the Company's foreign lines of credit in Asia. The decrease in accounts payable was primarily due to lower volume. Salaries, wages and benefits decreased primarily due to the reduction in accruals for incentive based compensation plans. The decrease in income taxes payable was primarily due to the income tax payments made during 2012, partially offset by the current-year provision for income taxes in 2012. The decrease in other current liabilities was primarily due to lower accrued product warranty reserves and lower restructuring accruals.

Non-Current Liabilities:

	December 31,
	2012	2011	$ Change	% Change
Long-term debt	$455.1	$478.8	$(23.7)	(4.9)%
Accrued pension cost	391.4	491.0	(99.6)	(20.3)%
Accrued postretirement benefits cost	371.8	395.9	(24.1)	(6.1)%
Deferred income taxes	4.9	7.5	(2.6)	(34.7)%
Other non-current liabilities	107.0	91.8	15.2	16.6%
Total non-current liabilities	$1,330.2	$1,465.0	$(134.8)	(9.2)%
The decrease in accrued pension cost was primarily due to the Company's contributions of $325.8 million to its global defined benefit pension plans, as well as favorable returns on pension assets, partially offset by a decrease in the discount rate used to measure the projected benefit obligation. The decrease in accrued postretirement benefits cost was primarily due to a contribution of $50 million to the VEBA trust to fund health care benefits, partially offset by a decrease in the discount rate used to measure the accumulated benefit obligation. The increase in other non-current liabilities was primarily due to an increase in the Company's accrual for uncertain tax positions related to CDSOA receipts in 2012.

Shareholders’ Equity:

	December 31,
	2012	2011	$ Change	% Change
Common stock	$944.5	$942.3	$2.2	0.2%
Earnings invested in the business	2,411.2	2,004.7	406.5	20.3%
Accumulated other comprehensive loss	(1,013.2)	(889.5)	(123.7)	13.9%
Treasury shares	(110.3)	(29.2)	(81.1)	(277.7)%
Noncontrolling interest	14.4	14.2	0.2	1.4%
Total equity	$2,246.6	$2,042.5	$204.1	10.0%
Earnings invested in the business increased in 2012 by net income attributable to the Company of $495.5 million, partially offset by dividends of $89.0 million. The increase in the accumulated other comprehensive loss was primarily due to a $133.2 million after tax pension and postretirement liability adjustment, partially offset by a $10.5 million increase from foreign currency translation. The pension and postretirement liability adjustment was primarily due to the realization of actuarial losses in 2012 due to a decrease in the discount rate used to measure the pension and postretirement plan obligations, partially offset by higher than expected returns from plan assets and the amortization of prior-year service costs and actuarial losses for these plans. The increase in the foreign currency translation adjustment was due to the U.S. dollar weakening relative to other currencies, such as the British pound, the Euro, the Canadian dollar and the Polish zloty. The increase in treasury shares was primarily due to the Company's purchase of 2.5 million of its common shares for an aggregate of $112.3 million, partially offset by shares issued pursuant to stock compensation plans.

CASH FLOWS

	2012	2011	$ Change
Net cash provided by operating activities	$625.9	$211.7	$414.2
Net cash used by investing activities	(297.7)	(508.0)	210.3
Net cash used by financing activities	(210.4)	(106.6)	(103.8)
Effect of exchange rate changes on cash	3.8	(9.4)	13.2
Increase (decrease) in cash and cash equivalents	$121.6	$(412.3)	$533.9
Operating activities provided net cash of $625.9 million in 2012, compared to $211.7 million in 2011. The change in cash from operating activities was primarily due to higher cash provided from working capital items, particularly accounts receivable and inventory, lower pension and other postretirement benefit contributions and payments, and pretax CDSOA receipts. Pension and other postretirement benefit contributions and payments were $412.7 million in 2012, compared to $456.0 million in 2011. Net income attributable to The Timken Company increased by $41.2 million in 2012 compared to 2011.
The following chart displays the impact of working capital items on cash during 2012 and 2011:

	2012	2011
Cash Provided (Used):
Accounts receivable	$103.0	$(111.6)
Inventories	102.5	(125.6)
Trade accounts payable	(73.2)	14.9
Other accrued expenses	(54.0)	29.1
Investing activities used cash of $297.7 million in 2012 compared to $508.0 million in 2011. The decrease was primarily due to a $271.4 million decrease in cash used for acquisitions and a $37.0 million decrease in short-term marketable securities, partially offset by an increase in cash used for capital expenditures of $91.9 million. Short-term marketable securities provided cash of $14.3 million in 2012 after using cash of $22.7 million in 2011.
Net cash used by financing activities was $210.4 million and $106.6 million in 2012 and 2011, respectively. The increase in cash used for financing activities was primarily due to a $68.5 million increase in the Company's repurchase of its common shares. Other factors increasing cash used by financing activities were a reduction in net borrowings, net of restricted cash, of $29.0 million and a $13.0 million increase in cash dividends paid to shareholders in 2012 compared to 2011. The Company purchased 2.5 million of its common shares for an aggregate of $112.3 million in 2012 after purchasing 1.0 million of its common shares for an aggregate of $43.8 million in 2011.

LIQUIDITY AND CAPITAL RESOURCES
Total debt was $479.0 million and $515.1 million at December 31, 2012 and December 31, 2011, respectively. Cash and cash equivalents exceeded debt by $107.4 million at December 31, 2012. At December 31, 2011, debt exceeded cash and cash equivalents by $46.7 million. The ratio of net cash to capital was 5.0% at December 31, 2012. The ratio of net debt to capital was 2.2% at December 31, 2011.
Reconciliation of total debt to net (cash) debt and the ratio of net (cash) debt to capital:
Net Debt:

	December 31,
	2012	2011
Short-term debt	$14.3	$22.0
Current portion of long-term debt	9.6	14.3
Long-term debt	455.1	478.8
Total debt	$479.0	$515.1
Less: Cash and cash equivalents	586.4	464.8
Restricted cash	—	3.6
Net (cash) debt	$(107.4)	$46.7
Ratio of Net Debt to Capital:

	December 31,
	2012	2011
Net (cash) debt	$(107.4)	$46.7
Total equity	2,246.6	2,042.5
Net debt (cash) + total equity (capital)	$2,139.2	$2,089.2
Ratio of net (cash) debt to capital	(5.0)%	2.2%
The Company presents net (cash) debt because it believes net (cash) debt is more representative of the Company’s financial position than total debt due to the amount of cash and cash equivalents.
On November 30, 2012, the Company entered into a three-year Amended and Restated Accounts Receivable Securitization Financing Agreement (Asset Securitization Agreement), which provides for borrowings up to $200 million, subject to certain borrowing base limitations, and is secured by certain domestic trade receivables of the Company. At December 31, 2012, the Company had no outstanding borrowings under the Asset Securitization Agreement; however, certain borrowing base limitations reduced the availability under the Asset Securitization Agreement to $154.2 million.

The Company has a $500 million Senior Credit Facility that matures on May 11, 2016. At December 31, 2012, the Company had no outstanding borrowings under the Senior Credit Facility but had letters of credit outstanding totaling $8.6 million, which reduced the availability under the Senior Credit Facility to $491.4 million. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At December 31, 2012, the Company was in full compliance with the covenants under the Senior Credit Facility. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.25 to 1.0. As of December 31, 2012, the Company’s consolidated leverage ratio was 0.52 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 4.0 to 1.0. As of December 31, 2012, the Company’s consolidated interest coverage ratio was 27.51 to 1.0.

The interest rate under the Senior Credit Facility is based on the Company’s consolidated leverage ratio. In addition, the Company pays a facility fee based on the consolidated leverage ratio multiplied by the aggregate commitments of all of the lenders under the Senior Credit Facility.
Other sources of liquidity include short-term and long-term lines of credit for certain of the Company’s foreign subsidiaries, which provide for borrowings up to $235.2 million in the aggregate. The majority of these lines are uncommitted. At December 31, 2012, the Company had borrowings outstanding of $23.9 million, which reduced the availability under these facilities to $211.3 million.

The Company expects that any cash requirements in excess of cash on hand will be met by the committed funds available under its Asset Securitization Agreement and the Senior Credit Facility. Management believes it has sufficient liquidity to meet its obligations through at least the term of the Senior Credit Facility.
At December 31, 2012, approximately $244.2 million, or 41.6%, of the Company’s cash and cash equivalents resided in jurisdictions outside the United States. Repatriation of these funds to the United States could be subject to domestic and foreign taxes and an immaterial amount could be subject to governmental restrictions. Part of the Company’s strategy is to grow in attractive market sectors, many of which are outside the United States. This strategy may include making investments in facilities and equipment and potential new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments when possible.
The Company expects to remain in compliance with its debt covenants. However, the Company may need to limit its borrowings under the Senior Credit Facility or other facilities in order to remain in compliance. As of December 31, 2012, the Company could have borrowed the full amounts available under the Senior Credit Facility and Asset Securitization Agreement, and would have still been in compliance with its debt covenants.
The Company expects cash from operations in 2013 to decrease to approximately $330 million from $625.9 million in 2012 as the Company anticipates lower net income and an increase in working capital partially offset by lower pension and postretirement contributions. The Company expects to make approximately $300 million in pension and postretirement contributions in 2013, compared to $375.8 million in 2012. The Company also expects to increase capital expenditures to approximately $360 million in 2013 compared to $300 million in 2012.
CONTRACTUAL OBLIGATIONS
The Company’s contractual debt obligations and contractual commitments outstanding as of December 31, 2012 were as follows:
Payments due by Period:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Interest payments	$193.4	$27.8	$32.2	$22.8	$110.6
Long-term debt, including current portion	464.7	9.6	249.9	20.0	185.2
Short-term debt	14.3	14.3	—	—	—
Operating leases	122.2	35.4	50.9	24.5	11.4
Purchase commitments	112.1	82.7	26.4	3.0	—
Retirement benefits	2,809.1	299.9	581.6	564.8	1,362.8
Total	$3,715.8	$469.7	$941.0	$635.1	$1,670.0

The interest payments beyond five years primarily relate to medium-term notes that mature over the next 16 years.
Purchase commitments are defined as an agreement to purchase goods or services that are enforceable and legally binding on the Company. Included in purchase commitments above are certain obligations related to take or pay contracts, capital commitments, service agreements and utilities. Many of these commitments relate to take or pay contracts, in which the Company guarantees payment to ensure availability of products or services. These purchase commitments do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated. The majority of the Company's products and services are purchased as needed, with no commitment.

Retirement benefits represent pension and health care payments expected to be paid to retirees or their beneficiaries over the next ten years. These payments are largely covered by pension and postretirement benefit plan assets.
As of December 31, 2012, the Company had approximately $112.6 million of total gross unrecognized tax benefits. The Company anticipates a decrease in its unrecognized tax positions of $40 million to $45 million during the next 12 months. The anticipated decrease is primarily due to settlements with tax authorities. Future tax positions are not known at this time and therefore not included in the above summary of the Company’s fixed contractual obligations. Refer to Note 15 – Income Taxes in the Notes to the Consolidated Financial Statements for additional discussion.
During 2012, the Company made cash contributions of approximately $325.8 million to its global defined benefit pension plans, of which $314.1 million was discretionary. The Company also contributed $50 million to a VEBA trust to fund retiree health care costs. The Company currently expects to make contributions to its global defined benefit pension plans totaling approximately $250 million in 2013, of which $230 million is discretionary. The Company also currently expects to make contributions to a VEBA trust to fund retiree health care costs totaling $50 million in 2013. The Company may consider making additional discretionary contributions to either its global defined benefit pension plans or its postretirement benefit plans during 2013. Returns for the Company’s global defined benefit pension plan assets in 2012 were 13.8%, above the expected rate of return of 8.25% due to broad increases in global equity markets. The higher returns positively impacted the funded status of the plans at the end of 2012 and are expected to result in lower pension expense in future years. However, pension expense will increase due to the reduction in the discount rate in 2013 compared to 2012. Refer to Note 12 - Retirement Benefit Plans and Note 13 - Postretirement Benefit Plans in the Notes to the Consolidated Financial Statements for additional discussion.
During 2012, the Company purchased 2.5 million of its common shares for approximately $112.3 million in the aggregate under the Company's 2012 common stock purchase plan. This plan authorizes the Company to buy, in the open market or in privately negotiated transactions, up to 10 million shares of common stock, which are to be held as treasury shares and used for specified purposes. The authorization expires on December 31, 2015.
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

Revenue recognition:
The Company recognizes revenue when title passes to the customer. This occurs at the shipping point except for goods sold by certain foreign entities and certain exported goods, where title passes when the goods reach their destination. Selling prices are fixed based on purchase orders or contractual arrangements. Shipping and handling costs billed to customers are included in net sales and the related costs are included in cost of products sold in the Consolidated Statements of Income.
In July 2011, the Company acquired the assets of Gears and Services. Gears and Services recognizes a portion of its revenues on the percentage of completion method. In 2012, the Company recognized approximately $60 million in net sales under the percentage of completion method.

Inventory:
Inventories are valued at the lower of cost or market, with approximately 55% valued by the LIFO method and the remaining 45% valued by the first-in, first-out (FIFO) method. The majority of the Company’s domestic inventories are valued by the LIFO method, and all of the Company’s international inventories are valued by the FIFO method. An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. The Company recognized a decrease in its LIFO reserve of $7.1 million for 2012, compared to an increase in its LIFO reserve of $23.1 million for 2011.

Goodwill:
The Company tests goodwill and indefinite-lived intangible assets for impairment at least annually. The Company performs its annual impairment test on October first after the annual forecasting process is completed. Furthermore, goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Each interim period, management of the Company assesses whether or not an indicator of impairment is present that would necessitate that a goodwill impairment analysis be performed in an interim period other than during the fourth quarter.
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
The Company reviews goodwill for impairment at the reporting unit level. Prior to 2012, the Company’s reporting units were the same as its reportable segments: Mobile Industries, Process Industries, Aerospace and Defense and Steel. During 2012, management began reviewing goodwill for impairment at a level below the segment level for the Process Industries and Aerospace and Defense segments. This change was necessitated by a change in management structure, as well as the level of review of financial information by management within the Aerospace and Defense segment, and the acquisition of the assets of Gears and Services. Gears and Services is part of the Process Industries segment and provides aftermarket gear box repair services and gear-drive systems for the industrial, energy and military marine market sectors. The Company still reviews goodwill for impairment at the segment level for the Mobile Industries and Steel segments.

During 2011, the Company adopted the provisions of Accounting Standards Update (ASU) No. 2011-8, “Intangibles–Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which allows companies to assess qualitative factors to determine if goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test. Based on a review of various qualitative factors, management concluded that the goodwill for the Mobile Industries, Process Industries and Steel segments, as well as the Gears and Services reporting unit, was not impaired and that the two-step approach was not required to be performed for these reporting units. Based on a review of various qualitative factors, management concluded that the goodwill for the reporting units within the Aerospace and Defense segment would be tested under the two-step approach. The Company prepares its goodwill impairment analysis by comparing the estimated fair value of each reporting unit, using an income approach (a discounted cash flow model), as well as a market approach, with its carrying value.
The income approach requires several assumptions including future sales growth, EBIT (earnings before interest and taxes) margins and capital expenditures. The Company’s reporting units each provide their forecast of results for the next three years. These forecasts are the basis for the information used in the discounted cash flow model. The discounted cash flow model also requires the use of a discount rate and a terminal revenue growth rate (the revenue growth rate for the period beyond the three years forecasted by the reporting units), as well as projections of future operating margins (for the period beyond the forecasted three years). During the fourth quarter of 2012, the Company used a discount rate for its Aerospace and Defense reporting units of 10% to 13.5% and a terminal revenue growth rate of 3%.
The market approach requires several assumptions including EBITDA (earnings before interest, taxes, depreciation and amortization) multiples for comparable companies that operate in the same markets as the Company’s reporting units. During the fourth quarter of 2012, the Company used EBITDA multiples of 5.0 to 9.5 for its Aerospace and Defense reporting units.
As of December 31, 2012, the Company had $338.9 million of goodwill on its Consolidated Balance Sheet, of which $162.2 million was attributable to the Aerospace and Defense segment. See Note 7 – Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements for the carrying amount of goodwill by segment. The fair value of the Aerospace and Defense segment's three reporting units was $178.3 million, $140.1 million and $222.8 million, respectively, compared to their carrying value of $145.7 million, $102.7 million and $172.4 million, respectively. As a result, the Company did not recognize any goodwill impairment charges for the year ended December 31, 2012. A 240 basis point increase in the discount rate would have resulted in one of the Aerospace and Defense segment's reporting units failing step one of the goodwill impairment analysis, which would have required the completion of step two of the goodwill impairment analysis to arrive at a potential goodwill impairment loss. The projected cash flows could decline by as much as 20% and the reporting units' fair value would still exceed their carrying value.
In 2012, the income approach for the reporting units within the Aerospace and Defense segment was weighted by 70% and the market approach was weighted by 30% in arriving at fair value. The 70/30 weighting was selected to give consideration for the fact that the metrics for the last twelve months for the reporting units within the Aerospace and Defense segment were not reflective of expected performance and the discounted-cash flow model provided a more normalized view of future operating conditions for the Aerospace and Defense segment. Had the Company used a 50/50 weighting, the Company would still have passed step one of the goodwill impairment test for each of the reporting units within the Aerospace and Defense segment for the year ended December 31, 2012.
During 2012, the Company adopted the provisions of Accounting Standards Update (ASU) No. 2012-02, “Intangibles–Goodwill and Other (Topic 350): Testing indefinite-lived intangibles for Impairment,” which allows companies to assess qualitative factors to determine if indefinite-lived intangibles might be impaired and whether it is necessary to perform the two-step impairment test. Based on a review of various qualitative factors, management concluded that the Company's indefinite-lived intangible assets were not impaired and that the two-step approach was not required to be performed for these reporting units.

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

Benefit Plans:
The Company sponsors a number of defined benefit pension plans that cover eligible associates. The Company also sponsors several funded and unfunded postretirement plans that provide health care and life insurance benefits for eligible retirees and their dependents. These plans are accounted for in accordance with ASC 715-30, "Defined Benefit Plans – Pension" and ASC 715-60, "Defined Benefit Plans – Other Postretirement."

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

The discount rate is used to calculate the present value of expected future pension and postretirement cash flows as of the measurement date. The Company establishes the discount rate by constructing a notional portfolio of high-quality corporate bonds and matching the coupon payments and bond maturities to projected benefit payments under the Company's pension and postretirement welfare plans. The bonds included in the portfolio are generally non-callable. A lower discount rate will result in a higher benefit obligation; conversely, a higher discount rate will result in a lower benefit obligation. The discount rate is also used to calculate the annual interest cost, which is a component of net periodic benefit cost.

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

Defined Benefit Pension Plans:
The Company recognized net periodic benefit cost of $68.9 million in 2012 for defined benefit pension plans, compared to $41.3 million in 2011. The increase in expense was primarily due to higher amortization of net actuarial losses and costs related to the curtailment of pension benefit plans, partially offset by lower interest cost and higher expected return from plan assets. Amortization of net actuarial losses was $83.3 million in 2012, compared to $56.0 million in 2011. The higher amortization of net actuarial losses was primarily due to a 75 basis point reduction in the discount rate used to measure the defined benefit pension obligation of 5.75% at December 31, 2010 compared to a discount rate of 5.0% at December 31, 2011. In addition, the increase in 2012 amortization of actuarial losses was due to the migration of deferred asset losses from 2008 and 2011 into unrecognized losses subject to amortization. Net actuarial losses are amortized over the average remaining service period of participants in the defined benefit pension plans.

Costs related to the curtailment of pension benefit plans were $11.6 million and primarily related to the closure of the manufacturing facility in St. Thomas. See Note 10 – Impairment and Restructuring Charges for a discussion of the closure of St. Thomas. Interest cost for 2012 was $151.1 million compared to $158.6 million for 2011. The higher expected return from plan assets for 2012 of $221.1 million, compared to $214.9 million for 2011, was due to a higher fair value from pension assets at December 31, 2011, as well as the impact of 2012 contributions, partially offset by the impact of a 25 basis point reduction in the expected return on pension plan assets.

In 2013, the Company expects net periodic benefit cost to increase to approximately $70 million for defined benefit pension plans. The expected increase is primarily due to higher amortization of net actuarial losses, partially offset by lower interest cost, higher expected return from plan assets and charges related to pension curtailment recorded in 2012. Amortization of net actuarial losses is expected to increase approximately $35 million in 2013 compared to 2012. The majority of the increase in the expected 2013 amortization of actuarial losses is attributable to a 100 basis point reduction in the Company's discount rate used to measure its defined benefit pension obligation from 5.00% at December 31, 2011 to 4.00% at December 31, 2012. The weighted-average amortization period for the Company's global defined pension plans is approximately 11 years.

The lower interest cost is primarily due to a 100 basis point reduction in the Company's discount rate used for expense purposes from 5.00% for 2012 to 4.00% for 2013. The higher expected return from plan assets for 2013 is due to a higher fair value on pension assets at December 31, 2012, as well as the impact of 2013 contributions, partially offset by the impact of a 25 basis point reduction in the expected return on pension plan assets for 2013. The Company expects to contribute approximately $250 million to its defined benefit pension plans in 2013, of which $230 million is discretionary.

During the period between December 31, 2007 and December 31, 2012, the Company recognized net actuarial losses totaling $1,270.5 million for defined benefit pension plans. These actuarial losses primarily occurred in 2008, 2011 and 2012, offset slightly by gains in 2009 and 2010. In 2008, the net actuarial loss of $743.5 million for defined benefit pension plans was primarily due to the global financial crisis, which led to broad declines in pension investment returns (a net asset loss of $564.2 million on actual assets in 2008, or negative 22% on pension plan assets of $2.5 billion, compared to an expected return of $200.9 million, or 8.75%, in 2008). The remaining portion of the net actuarial loss for 2008 was due to other changes in actuarial assumptions. In 2011, the net actuarial loss of $404.6 million was primarily due to a 75 basis point reduction in the Company's discount rate used to measure its defined benefit pension obligation. The change in the discount rate accounted for $234.1 million of the net actuarial loss. The remaining portion of the net actuarial loss for 2011 was due to lower than expected asset returns of $100.4 million and other changes in actuarial assumptions of $70.1 million. In 2012, the net actuarial loss of $263.1 million was primarily due to a 100 basis point reduction in the Company's discount rate used to measure its defined benefit pension obligation. The change in the discount rate accounted for approximately $370 million of the net actuarial loss. Net actuarial losses as a result of the discount rate were partially offset by higher than expected asset returns of approximately $140 million (a net asset gain of $361.7 million on actual assets in 2012, or positive 13.8% on pension plan assets of $3.1 billion, compared to an expected return of $221.1 million, or 8.25%, in 2012). The remaining portion of the net actuarial loss for 2012 was due to other changes in actuarial assumptions. The impact of these net actuarial losses for defined benefit pension plans, as well as net actuarial losses related to postretirement benefit plans and net prior service costs for defined benefit pension and postretirement plans, has decreased total equity by $588.3 million after tax for the period between December 31, 2007 and December 31, 2012.

The following table below presents a reconciliation of the cumulative net actuarial losses at December 31, 2007 and the cumulative net actuarial losses at December 31, 2012:

Net actuarial losses at December 31, 2007		$500.1

Plus/minus actuarial gains and losses recognized:
Net actuarial losses recognized in 2008	$743.5
Net actuarial gains recognized in 2009	(90.7)
Net actuarial gains recognized in 2010	(51.1)
Net actuarial losses recognized in 2011	404.6
Net actuarial losses recognized in 2012	263.1
		1,269.4
Minus amortization of net actuarial losses:
Amortization of net actuarial losses in 2008	$(29.6)
Amortization of net actuarial losses in 2009	(35.8)
Amortization of net actuarial losses in 2010	(51.9)
Amortization of net actuarial losses in 2011	(56.0)
Amortization of net actuarial losses in 2012	(83.3)
		(256.6)
Curtailment loss recognized in 2012		(9.5)
Foreign Currency Impact		(14.0)
Net actuarial losses at December 31, 2012		$1,489.4

During this same time period, the Company contributed a total of $931.6 million to its global defined benefit pension plans, of which approximately $850.7 million was discretionary. As discussed above, the Company expects to contribute approximately $250 million to its global defined benefit pension plans in 2013, of which approximately $230 million is discretionary. Despite the net actuarial losses recorded for the period between December 31, 2007 and December 31, 2012, only approximately $20 million of contributions are required in 2013. The effect of actuarial losses on future earnings and operating cash flow is expected to be largely neutral as the favorable impact of discretionary pension contributions offsets the increase in pension expense attributable to the amortization of actuarial losses.

For expense purposes in 2012, the Company applied a discount rate of 5.00% for the defined benefit pension plans. For expense purposes for 2013, the Company has applied a discount rate of 4.00% for the defined benefit pension plans. For expense purposes in 2012, the Company applied an expected rate of return of 8.25% for the Company's pension plan assets. For expense purposes in 2013, the Company applied an expected rate of return of 8.00% for the Company's pension plan assets.

The following table presents the sensitivity of the Company's U.S. projected pension benefit obligation (PBO), total equity and 2013 expense to the indicated increase/decrease in key assumptions:

		+ / - Change at December 31, 2013
	Change	PBO	Equity	2013 Expense
Assumption:
Discount rate	+/- 0.25%	$95.0	$95.0	$5.7
Actual return on plan assets	+/- 0.25%	N/A	5.8	0.2
Expected return on assets	+/- 0.25%	N/A	N/A	6.5

In the table above, a 25 basis point decrease in the discount rate will increase the PBO by $95.0 million and decrease total equity by $95.0 million. The change in equity in the table above is reflected on a pre-tax basis. Defined benefit pension plans in the United States represent 86% of the Company's benefit obligation and 87% of the fair value of the Company's plan assets at December 31, 2012. The Company uses a combined U.S. federal and state statutory rate of approximately 37% to calculate the after tax impact on equity for U.S. plans.  The Company uses the local statutory tax rate in effect to calculate the after tax impact on equity for all remaining non-U.S. plans.  For some non-U.S. plans, a valuation allowance has been recorded against the tax benefits recorded in equity and, therefore, no tax benefits are recognized on an after tax basis.

Postretirement Benefit Plans:
The Company recognized net periodic benefit cost of $22.6 million in 2012 for postretirement benefit plans, compared to $33.6 million in 2011. The decrease was primarily due to higher expected returns from plan assets for postretirement benefit plans and lower interest cost. In 2012, the Company included an expected return from plan assets of $10.6 million in net periodic benefit cost, compared to an expected return from plan assets of $4.4 million in 2011. At the end of 2010, the Company established a VEBA trust for certain bargaining unit employees' retiree medical benefits. During 2012, 2011 and 2010, the Company contributed a total of $229 million to its VEBA trust.

Interest cost was $28.4 million in 2012 for postretirement benefit plans, compared to $32.9 million in 2011, primarily due to a 65 basis point reduction in the Company's discount rate for expense purposes from 5.50% for 2011 to 4.85% for 2012.

In 2013, the Company expects net periodic benefit cost to decrease to approximately $20 million for postretirement benefit plans. The expected decrease is primarily due to lower interest cost of approximately $5 million, partially offset by higher amortization of actuarial losses of approximately $4 million. The lower expected interest cost for 2013 is primarily due to a 105 basis point reduction in the Company's discount rate for expense purposes from 4.85% for 2012 to 3.80% for 2013. The majority of the increase in the expected 2013 amortization of actuarial losses is attributable to a 105 basis point reduction in the Company's discount rate used to measure its postretirement obligation from 4.85% at December 31, 2011 to 3.80% at December 31, 2012.

For expense purposes in 2012, the Company applied a discount rate of 4.85% for the postretirement welfare plans.  For expense purposes for 2013, the Company has applied a discount rate of 3.80% for the postretirement welfare plans. For expense purposes in 2012 and 2013, the Company applied an expected rate of return of 5.0% to the VEBA trust assets.

The following table presents the sensitivity of the Company's accumulated other postretirement benefit obligation (ABO), total equity and 2013 expense to the indicated increase/decrease in key assumptions:

		+ / - Change at December 31, 2013
	Change	ABO	Equity	2013 Expense
Assumption:
Discount rate	+/- 0.25%	$12.5	$12.5	$0.5
Actual return on plan assets	+/- 0.25%	N/A	1.0	—
Expected return on assets	+/- 0.25%	N/A	N/A	0.6

In the table above, a 25 basis point decrease in the discount rate will increase the ABO by $12.5 million and decrease equity by $12.5 million. The change in total equity in the table above is reflected on a pre-tax basis.

For measurement purposes for postretirement benefits, the Company assumed a weighted-average annual rate of increase in per capita cost (health care cost trend rate) for medical and prescription drug benefits of 7.5% for 2013, declining steadily for the next 10 years to 5.0%; and 9.5% for HMO benefits for 2013, declining gradually for the next 18 years to 5.0%.  The assumed health care cost trend rate may have a significant effect on the amounts reported.  A one percentage point increase in the assumed health care cost trend rate would have increased the 2012 total service and interest cost components by $0.7 million and would have increased the postretirement obligation by $15.5 million.  A one percentage point decrease would provide corresponding reductions of $0.6 million and $14.1 million, respectively.

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
The Company recognized a foreign currency exchange loss of $6.9 million and $1.4 million for the years ended December 31, 2012 and 2011, respectively, after recognizing a foreign currency exchange gain of $4.3 million during the year ended December 31, 2010. For the year ended December 31, 2012, the Company recorded a positive non-cash foreign currency translation adjustment of $10.5 million that increased shareholders’ equity, compared to a negative non-cash foreign currency translation adjustment of $48.5 million that decreased shareholders’ equity for the year ended December 31, 2011. The foreign currency translation adjustments for the year ended December 31, 2012 were positively impacted by the weakening of the U.S. dollar relative to other currencies such as the British pound, the Euro, the Canadian dollar and the Polish zloty.

Trade Law Enforcement:
The U.S. government has an antidumping duty order in effect covering tapered roller bearings from China. The Company is a producer of these bearings in the United States. In 2012, the U.S. government extended this order for an additional five years. Antidumping duty orders on ball bearings from Japan and the U.K. were sunset by a court order in July 2011. That court decision, however, is under appeal by the U.S. International Trade Commission and the Company.

Quarterly Dividend:
On February 8, 2013, the Company’s Board of Directors declared a quarterly cash dividend of $0.23 per common share. The dividend will be paid on March 5, 2013 to shareholders of record as of February 20, 2013. This will be the 363rd consecutive dividend paid on the common stock of the Company.

Forward-Looking Statements
Certain statements set forth in this Annual Report on Form 10-K and in the Company’s 2012 Annual Report to Shareholders (including the Company’s forecasts, beliefs and expectations) that are not historical in nature are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management’s Discussion and Analysis on pages 18 through 47 contains numerous forward-looking statements. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “outlook,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. The Company cautions readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of the Company due to a variety of factors, such as:

(a)
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

(b)
the effects of fluctuations in customer demand on sales, product mix and prices in the industries in which the Company operates. This includes: the ability of the Company to respond to rapid changes in customer demand, the effects of customer bankruptcies or liquidations, the impact of changes in industrial business cycles, and whether conditions of fair trade continue in the U.S. markets;

(c)
competitive factors, including changes in market penetration, increasing price competition by existing or new foreign and domestic competitors, the introduction of new products by existing and new competitors, and new technology that may impact the way the Company’s products are sold or distributed;

(d)
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

(e)
the success of the Company’s operating plans, announced programs, initiatives and capital investments; the ability to integrate acquired companies; the ability of acquired companies to achieve satisfactory operating results, including results being accretive to earnings; and the Company’s ability to maintain appropriate relations with unions that represent Company associates in certain locations in order to avoid disruptions of business;

(f)	unanticipated litigation, claims or assessments. This includes: claims or problems related to intellectual property, product liability or warranty, environmental issues, and taxes;

(g)
changes in worldwide financial markets, including availability of financing and interest rates, which affect: the Company’s cost of funds and/or ability to raise capital; the Company’s pension obligations and investment performance; and/or customer demand and the ability of customers to obtain financing to purchase the Company’s products or equipment that contain the Company’s products;

(h)	retention of CDSOA distributions; and

(i)	those items identified under Item 1A. Risk Factors on pages 7 through 12.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk:
Changes in short-term interest rates related to several separate funding sources impact the Company’s earnings. These sources are borrowings under an Asset Securitization Agreement, borrowings under the Senior Credit Facility, floating rate tax-exempt U.S. municipal bonds with a weekly reset and short-term bank borrowings by its international subsidiaries. If the market rates for short-term borrowings increased by one-percentage-point around the globe, the impact would be an increase in interest expense of $0.5 million annually, with a corresponding decrease in income from continuing operations before income taxes of the same amount. This amount was determined by considering the impact of hypothetical interest rates on the Company’s borrowing cost, year-end debt balances by category and an estimated impact on the tax-exempt municipal bonds’ interest rates.

Foreign Currency Exchange Rate Risk:
Fluctuations in the value of the U.S. dollar compared to foreign currencies, including the Euro, also impact the Company’s earnings. The greatest risk relates to products shipped between the Company’s European operations and the United States. Foreign currency forward contracts are used to hedge a portion of these intercompany transactions. Additionally, hedges are used to cover third-party purchases of product and equipment. As of December 31, 2012, there were $97.0 million of hedges in place. A uniform 10% weakening of the U.S. dollar against all currencies would have resulted in a charge of $3.4 million related to these hedges, which would have partially offset the otherwise favorable impact of the underlying currency fluctuation. In addition to the direct impact of the hedged amounts, changes in exchange rates also affect the volume of sales or foreign currency sales price as competitors’ products become more or less attractive.

Commodity Price Risk:
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

Item 8. Financial Statements and Supplementary Data
Consolidated Statements of Income

	Year Ended December 31,
	2012	2011	2010
(Dollars in millions, except per share data)
Net sales	$4,987.0	$5,170.2	$4,055.5
Cost of products sold	3,620.7	3,800.5	3,033.8
Gross Profit	1,366.3	1,369.7	1,021.7
Selling, administrative and general expenses	643.9	626.2	563.8
Impairment and restructuring charges	29.5	14.4	21.7
Operating Income	692.9	729.1	436.2
Interest expense	(31.1)	(36.8)	(38.2)
Interest income	2.9	5.6	3.7
Continued Dumping and Subsidy Offset Act receipts (expenses), net	108.0	(1.1)	2.0
Other (expense) income, net	(6.7)	—	1.8
Income From Continuing Operations Before Income Taxes	766.0	696.8	405.5
Provision for income taxes	270.1	240.2	136.0
Income From Continuing Operations	495.9	456.6	269.5
Income from discontinued operations, net of income taxes	—	—	7.4
Net Income	495.9	456.6	276.9
Less: Net income attributable to noncontrolling interest	0.4	2.3	2.1
Net Income Attributable to The Timken Company	$495.5	$454.3	$274.8

Amounts Attributable to The Timken Company's Common Shareholders:
Income from continuing operations, net of income taxes	$495.5	$454.3	$267.4
Income from discontinued operations, net of income taxes	—	—	7.4
Net Income Attributable to The Timken Company	$495.5	$454.3	$274.8

Net Income per Common Share Attributable to The Timken Company Common Shareholders
Earnings per share - Continuing Operations	$5.11	$4.65	$2.76
Earnings per share - Discontinued Operations	—	—	0.07
Basic earnings per share	$5.11	$4.65	$2.83

Diluted earnings per share - Continuing Operations	$5.07	$4.59	$2.73
Diluted earnings per share - Discontinued Operations	—	—	0.08
Diluted earnings per share	$5.07	$4.59	$2.81

Dividends per share	$0.92	$0.78	$0.53
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2012	2011	2010
(Dollars in millions)
Net Income	$495.9	$456.6	$276.9
Other comprehensive income, net of tax:
Foreign currency translation adjustments	10.5	(48.5)	(5.2)
Unrealized (loss) gain on marketable securities	(0.8)	0.7	(0.2)
Pension and postretirement liability adjustment	(133.2)	(218.1)	98.5
Change in fair value of derivative financial instruments	(0.4)	1.3	(0.8)
Other comprehensive income, net of tax	(123.9)	(264.6)	92.3
Comprehensive Income, net of tax	372.0	192.0	369.2
Less: comprehensive income attributable to noncontrolling interest	0.2	2.5	20.0
Comprehensive Income Attributable to The Timken Company	$371.8	$189.5	$349.2
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	December 31,
	2012	2011
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$586.4	$464.8
Restricted cash	—	3.6
Accounts receivable, less allowances: 2012 - $12.1 million; 2011 - $19.0 million	546.7	645.5
Inventories, net	862.1	964.4
Deferred income taxes	98.6	113.7
Deferred charges and prepaid expenses	12.6	12.8
Other current assets	67.7	88.1
Total Current Assets	2,174.1	2,292.9
Property, Plant and Equipment, Net	1,405.3	1,308.9
Other Assets
Goodwill	338.9	332.7
Other intangible assets	224.7	235.7
Deferred income taxes	62.5	117.2
Other non-current assets	39.2	40.0
Total Other Assets	665.3	725.6
Total Assets	$4,244.7	$4,327.4
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$14.3	$22.0
Accounts payable, trade	216.2	287.3
Salaries, wages and benefits	213.9	259.3
Income taxes payable	33.5	45.5
Deferred income taxes	2.9	3.1
Other current liabilities	177.5	188.4
Current portion of long - term debt	9.6	14.3
Total Current Liabilities	667.9	819.9
Non-Current Liabilities
Long-term debt	455.1	478.8
Accrued pension cost	391.4	491.0
Accrued postretirement benefits cost	371.8	395.9
Deferred income taxes	4.9	7.5
Other non-current liabilities	107.0	91.8
Total Non-Current Liabilities	1,330.2	1,465.0
Shareholders’ Equity
Class I and II Serial Preferred Stock without par value:
Authorized - 10,000,000 shares each class, none issued	—	—
Common stock without par value:
Authorized - 200,000,000 shares
Issued (including shares in treasury) (2012 - 98,375,135 shares; 2011 - 98,375,135 shares)
Stated capital	53.1	53.1
Other paid - in capital	891.4	889.2
Earnings invested in the business	2,411.2	2,004.7
Accumulated other comprehensive loss	(1,013.2)	(889.5)
Treasury shares at cost (2012 - 2,476,921 shares; 2011 - 708,327 shares)	(110.3)	(29.2)
Total Shareholders’ Equity	2,232.2	2,028.3
Noncontrolling interest	14.4	14.2
Total Equity	2,246.6	2,042.5
Total Liabilities and Equity	$4,244.7	$4,327.4
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2012	2011	2010
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income attributable to The Timken Company	$495.5	$454.3	$274.8
Net (loss) from discontinued operations	—	—	(7.4)
Net income attributable to noncontrolling interest	0.4	2.3	2.1
Adjustments to reconcile income from continuing operations before income taxes to net cash provided by operating activities:
Depreciation and amortization	198.0	192.5	189.7
Impairment charges	6.6	3.3	4.7
Loss on sale of assets	5.8	0.6	6.5
Deferred income tax provision	123.1	124.5	58.8
Stock-based compensation expense	18.0	16.9	16.9
Pension and other postretirement expense	91.5	74.9	93.1
Pension and other postretirement benefit contributions and payments	(412.7)	(456.0)	(337.0)
Changes in operating assets and liabilities:
Accounts receivable	103.0	(111.6)	(104.8)
Inventories	102.5	(125.6)	(150.0)
Accounts payable, trade	(73.2)	14.9	105.4
Other accrued expenses	(54.0)	29.1	68.3
Income taxes	21.7	9.2	97.2
Other, net	(0.3)	(17.6)	(13.0)
Net Cash Provided by Operating Activities - Continuing Operations	625.9	211.7	305.3
Net Cash Provided by Operating Activities - Discontinued Operations	—	—	7.4
Net Cash Provided by Operating Activities	625.9	211.7	312.7
Investing Activities
Capital expenditures	(297.2)	(205.3)	(115.8)
Acquisitions, net of cash acquired of $0.8 million in 2010	(20.7)	(292.1)	(22.6)
Proceeds from disposals of property, plant and equipment	2.0	5.7	1.9
Divestitures, net of cash divested of $0.9 million in 2012	1.2	4.8	—
Investments in short-term marketable securities, net	14.3	(22.7)	(15.0)
Other	2.7	1.6	(1.4)
Net Cash Used by Investing Activities	(297.7)	(508.0)	(152.9)
Financing Activities
Cash dividends paid to shareholders	(89.0)	(76.0)	(51.3)
Purchase of treasury shares	(112.3)	(43.8)	(29.2)
Net proceeds from common share activity	21.9	23.8	50.4
Proceeds from issuance of long-term debt	—	9.5	18.2
Deferred financing costs	—	(3.0)	—
Payments on long-term debt	(26.9)	(8.9)	(13.7)
Short-term debt activity, net	(7.7)	1.0	(3.8)
Decrease (increase) in restricted cash	3.6	(3.6)	—
Other	—	(5.6)	(3.5)
Net Cash Used by Financing Activities	(210.4)	(106.6)	(32.9)
Effect of exchange rate changes on cash	3.8	(9.4)	(5.3)
Increase (Decrease) In Cash and Cash Equivalents	121.6	(412.3)	121.6
Cash and cash equivalents at beginning of year	464.8	877.1	755.5
Cash and Cash Equivalents at End of Year	$586.4	$464.8	$877.1
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Earnings Invested in the Business	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- controlling Interest
(Dollars in millions, except per share data)
Year Ended December 31, 2010
Balance at January 1, 2010	$1,595.6	53.1	843.4	1,402.9	(717.1)	(4.7)	18.0
Net income	276.9			274.8			2.1
Foreign currency translation adjustments	(5.2)				(5.2)
Pension and postretirement liability adjustment (net of income tax of $22.1 million)	98.5				98.6		(0.1)
Unrealized loss on marketable securities	(0.2)				(0.2)
Change in fair value of derivative financial instruments, net of reclassifications	(0.8)				(0.8)
Change in ownership of noncontrolling interest	(3.5)		(1.0)				(2.5)
Dividends declared to noncontrolling interest	(0.7)						(0.7)
Dividends – $0.53 per share	(51.3)			(51.3)
Excess tax benefit from stock compensation	5.8		5.8
Stock-based compensation expense	16.9		16.9
Stock purchased at cost	(29.2)					(29.2)
Stock option exercise activity	45.0		14.5			30.5
Restricted shares (issued) surrendered	0.7		2.1			(1.4)
Shares surrendered for taxes	(6.7)					(6.7)
Balance at December 31, 2010	$1,941.8	$53.1	$881.7	$1,626.4	$(624.7)	$(11.5)	$16.8
Year Ended December 31, 2011
Net income	456.6			454.3			2.3
Foreign currency translation adjustments	(48.5)				(48.5)
Pension and postretirement liability adjustment (net of income tax of $130.1 million)	(218.1)				(218.2)		0.1
Unrealized gain on marketable securities	0.7				0.6		0.1
Change in fair value of derivative financial instruments, net of reclassifications	1.3				1.3
Change in ownership of noncontrolling interest	(0.5)		(0.5)
Dividends declared to noncontrolling interest	(5.1)						(5.1)
Dividends – $0.78 per share	(76.0)			(76.0)
Excess tax benefit from stock compensation	9.5		9.5
Stock-based compensation expense	16.9		16.9
Stock purchased at cost	(43.8)					(43.8)
Stock option exercise activity	16.6		(17.5)			34.1
Restricted shares (issued) surrendered	(0.3)		(0.9)			0.6
Shares surrendered for taxes	(8.6)					(8.6)
Balance at December 31, 2011	$2,042.5	$53.1	$889.2	$2,004.7	$(889.5)	$(29.2)	$14.2
Year Ended December 31, 2012
Net income	495.9			495.5			0.4
Foreign currency translation adjustments	10.5				10.5
Pension and postretirement liability adjustment (net of income tax of $55.3 million)	(133.2)				(133.2)
Unrealized gain on marketable securities	(0.8)				(0.6)		(0.2)
Change in fair value of derivative financial instruments, net of reclassifications	(0.4)				(0.4)
Dividends – $0.92 per share	(89.0)			(89.0)
Excess tax benefit from stock compensation	9.9		9.9
Stock-based compensation expense	18.0		18.0
Stock purchased at cost	(112.3)					(112.3)
Stock option exercise activity	13.4		(21.9)			35.3
Restricted shares (issued) surrendered	0.2		(3.8)			4.0
Shares surrendered for taxes	(8.1)					(8.1)
Balance at December 31, 2012	$2,246.6	$53.1	$891.4	$2,411.2	$(1,013.2)	$(110.3)	$14.4
See accompanying Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

Note 1 – Significant Accounting Policies

Principles of Consolidation:
The consolidated financial statements include the accounts and operations of the Company in which a controlling interest is maintained. Investments in affiliated companies that the Company does not control, and the activities of which it is not the primary beneficiary, are accounted for using the equity method. All significant intercompany accounts and transactions are eliminated upon consolidation.

Revenue Recognition:
The Company recognizes revenue when title passes to the customer. This occurs at the shipping point except for goods sold by certain foreign entities and certain exported goods, where title passes when the goods reach their destination. Selling prices are fixed based on purchase orders or contractual arrangements. Shipping and handling costs billed to customers are included in net sales and the related costs are included in cost of products sold in the Consolidated Statements of Income.

The Company acquired the assets of Gears and Services in July 2011. Gears and Services recognizes a portion of its revenues on the percentage-of-completion method measured on the cost-to-cost basis. In 2012 and 2011, the Company recognized approximately $60 million and $40 million, respectively, in net sales under the percentage-of-completion method.

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

Inventories:
Inventories are valued at the lower of cost or market. The majority of domestic inventories are valued by LIFO method and the balance of the Company’s inventories is valued by the FIFO method.

Investments:
Short-term investments are investments with maturities between four months and one year and are valued at amortized cost, which approximates fair value. The Company held short-term investments as of December 31, 2012 and 2011 with a fair value and cost basis of $31.3 million and $32.0 million, respectively, which were included in other current assets on the Consolidated Balance Sheets. In addition, the Company’s business in India held investments in mutual funds of $14.6 million as of December 31, 2011. These investments were classified as “available-for-sale” securities and were included in other current assets on the Consolidated Balance Sheets. Unrealized gains and losses were included in accumulated other comprehensive loss, net of tax, on the Consolidated Balance Sheets. Realized gains and losses were included in other (expense) income, net in the Consolidated Statements of Income.

Note 1 – Significant Accounting Policies (continued)

Property, Plant and Equipment:
Property, plant and equipment, net is valued at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred. The provision for depreciation is computed principally by the straight-line method based upon the estimated useful lives of the assets. The useful lives are approximately 30 years for buildings, three to ten years for computer software and three to 20 years for machinery and equipment.

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

Goodwill and Other Intangible Assets:
Intangible assets subject to amortization are amortized on a straight-line method over their legal or estimated useful lives, with useful lives ranging from two to 20 years. Goodwill and indefinite-lived intangible assets not subject to amortization are tested for impairment at least annually. The Company performs its annual impairment test on October first after the annual forecasting process is completed. Furthermore, goodwill and indefinite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable in accordance with accounting rules related to goodwill and other intangible assets.

Effective October 1, 2011, the Company adopted the provisions of Accounting Standards Update (ASU) No. 2011-08, “Intangibles–Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which allows companies to assess qualitative factors to determine if goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test. Effective October 1, 2012, the Company adopted the provisions of (ASU) No. 2012-02, “Intangibles–Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” which allows companies to assess qualitative factors to determine if indefinite-lived intangibles might be impaired and whether it is necessary to perform the two-step impairment test.

Product warranties:
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

Income Taxes:
The Company accounts for income taxes in accordance with ASC No. 740, “Income Taxes.” Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and tax credit carryforwards. The Company recognizes valuation allowances against deferred tax assets by tax jurisdiction when it is more likely than not that such assets will not be realized. Accruals for uncertain tax positions are provided for in accordance with ASC No. 740-10. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.

Foreign Currency Translation:
Assets and liabilities of subsidiaries, other than those located in highly inflationary countries, are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected as a separate component of accumulated other comprehensive loss. Gains and losses resulting from foreign currency transactions and the translation of financial statements of subsidiaries in highly inflationary countries are included in the Consolidated Statements of Income. The Company realized foreign currency exchange losses of $6.9 million and $1.4 million in 2012 and 2011, respectively, and foreign currency gains of $4.3 million in 2010.

Note 1 – Significant Accounting Policies (continued)

Pension and Other Postretirement Benefits:
The Company recognizes an overfunded status or underfunded status (i.e., the difference between the fair value of plan assets and the benefit obligations) as either an asset or a liability for its defined benefit pension and postretirement benefit plans on the Consolidated Balance Sheets, with a corresponding adjustment to accumulated other comprehensive loss, net of tax. The adjustment to accumulated other comprehensive loss represents the current year net unrecognized actuarial gains and losses and unrecognized prior service costs. These amounts will be recognized in future periods as net periodic benefit cost.

Stock-Based Compensation:
The Company recognizes stock-based compensation expense based on the grant date fair value of the stock-based awards over their required vesting period. Stock options are issued with an exercise price equal to the opening market price of Timken common shares on the date of grant. The fair value of stock options is determined using a Black-Scholes option pricing model, which incorporates assumptions regarding the expected volatility, the expected option life, the risk-free interest rate, and the expected dividend yield. The fair value of stock-based awards that will settle in Timken common shares, other than stock options, is based on the opening market price of Timken common stock on the grant date. The fair value of stock-based awards that will settle in cash are remeasured at each reporting period until settlement of the awards.

Earnings Per Share:
Unvested restricted shares of common stock provide for the payment of nonforfeitable dividends. The Company considers these awards as participating securities. Earnings per share are computed using the two-class method. Basic earnings per share are computed by dividing net income less undistributed earnings allocated to unvested restricted stock by the weighted-average number of common shares outstanding during the year. Diluted earnings per share are computed by dividing net income less undistributed earnings allocated to unvested restricted stock by the weighted-average number of common shares outstanding, adjusted for the dilutive impact of outstanding share-based awards.

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

Recent Accounting Pronouncements:
In July 2012, the Financial Accounting Standards Board (FASB) issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): "Testing Indefinite-Lived Intangible Assets for Impairment." The new guidance includes periodic testing of indefinite-lived intangibles for impairment. This allows companies to assess qualitative factors to determine if indefinite-lived intangibles might be impaired and whether it is necessary to perform the two-step impairment test. The effective date of the new guidance is for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. Effective October 1, 2012, the Company adopted this accounting guidance. The adoption of the new accounting guidance related to indefinite-lived intangible impairment testing had no impact on the Company's results of operations and financial condition.

Effective January 1, 2012, the Company adopted the two-statement approach for the presentation of other comprehensive income in accordance with ASU No. 2011-05, Comprehensive Income (Topic 220): "Presentation of Comprehensive Income." The two-statement approach allows for the components of net income and total net income to be presented in a financial statement, immediately followed by a financial statement presenting the components of other comprehensive income and a total for comprehensive income. The Consolidated Financial Statements include the Consolidated Statements of Comprehensive Income as a result of adopting this new guidance.

Note 1 – Significant Accounting Policies (continued)

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

Reclassifications:
Certain amounts reported in the 2011 Consolidated Financial Statements have been reclassified to conform to the 2012 presentation. Such amounts include reclassifications of certain selling, general and administrative expenses allocated to segments, the reclassification of assets for the final valuation of the opening balance for 2011 acquisitions and the reclassification of amounts between non-current deferred taxes and income taxes payable.

Note 2 – Acquisitions and Divestitures

Acquisitions:
On December 31, 2012, the Company completed the acquisition of the assets of Wazee, a leading regional provider of motor, generator, wind and industrial crane services to diverse end markets including oil and gas, wind, agriculture, material handling and construction, for approximately $20 million in cash. Based in Denver, Colorado, Wazee employs over 100 people and had sales of approximately $30 million in 2012. The results of the operations of Wazee will be included in the Company's Consolidated Statements of Income effective January 1, 2013 and will be reported in the Process Industries segment. In addition to the Wazee acquisition, the Company purchased the remaining interest in its joint venture in Curitiba, Brazil.

On October 3, 2011, the Company completed the acquisition of Drives, a leading manufacturer of highly engineered drive-chains, roller-chains and conveyor augers for agricultural and industrial markets, for approximately $93 million in cash. Based in Fulton, Illinois and employing approximately 430 people, Drives had trailing 12-month sales of approximately $100 million through September 2011. The results of the operations of Drives were included in the Company’s Consolidated Statements of Income for the period subsequent to the effective date of the acquisition and were reported in the Mobile Industries and Process Industries segments.

On July 1, 2011, the Company completed the acquisition of substantially all of the assets of Gears and Services, a leading provider of high-performance gear drives and components with a strong focus on value-added aftermarket capabilities in the industrial and military marine sectors, for approximately $199 million in cash. Based in King of Prussia, Pennsylvania and employing approximately 220 people, Gears and Services had trailing 12-month sales through June 2011 of approximately $100 million. The results of the operations of Gears and Services were included in the Company’s Consolidated Statements of Income for the period subsequent to the effective date of the acquisition and were reported in the Process Industries segment.

On December 31, 2010, the Company purchased substantially all of the assets of City Scrap in Akron, Ohio for $6.5 million in cash. City Scrap, which employs 30 people, had a long-standing relationship with the Company, supplying the Company for more than 15 years as a local source of the ferrous scrap needed for its steelmaking operations. The City Scrap acquisition has streamlined the supply of scrap to Timken’s steel operations, improving efficiency and increasing supply chain reliability. City Scrap had revenues of approximately $17 million in 2010. The results of City Scrap were included in the Company’s Consolidated Statements of Income effective January 1, 2011 and were reported in the Steel segment.

On September 21, 2010, the Company completed the acquisition of QM Bearings, based in Ferndale, Washington, for $16.9 million in cash, including cash acquired of $0.8 million. QM Bearings also has manufacturing facilities in Prince George, British Columbia, Canada and Wuxi, China. QM Bearings manufactures spherical roller-bearing steel-housed units and elastomeric and steel couplings used in demanding processes such as sawmill, logging and cement operations. QM Bearings had sales of approximately $14 million in the twelve months prior to the acquisition. QM Bearings has approximately 100 employees in the United States, Canada and China. The results of the operations of QM Bearings were included in the Company’s Consolidated Statements of Income for the periods subsequent to the effective date of the acquisition and were reported in the Process Industries segment.

Pro forma results of these operations have not been presented because the effects of the acquisitions were not significant to the Company’s income from continuing operations or total assets in 2012, 2011 or 2010. The initial purchase price allocations, net of cash acquired, and any subsequent purchase price adjustments for acquisitions in 2012, 2011 and 2010 are presented below:

	2012	2011	2010
Assets:
Accounts receivable, net	$4.7	$25.6	$2.6
Inventories, net	2.3	23.6	6.1
Deferred charges and prepaid expenses	0.1	0.9	—
Other current assets	0.2	0.6	8.5
Property, plant and equipment—net	3.0	32.1	3.4
Goodwill	7.1	108.8	4.3
Other intangible assets	7.7	121.0	6.9
Other non-current assets	—	0.5	—
Total assets acquired	$25.1	$313.1	$31.8
Liabilities:
Accounts payable, trade	$2.3	$10.7	$8.7
Salaries, wages and benefits	0.3	5.1	0.5
Other current liabilities	1.8	5.2	—
Total liabilities assumed	$4.4	$21.0	$9.2
Net assets acquired	$20.7	$292.1	$22.6

Note 2 – Acquisitions and Divestitures (continued)

The following table summarizes the preliminary purchase price allocation for identifiable intangible assets acquired in 2012:

	Initial Purchase Price Allocation
		Weighted- Average Life
Trade name	$1.2	8 years
Know how	3.5	20 years
All customer relationships	2.5	10 years
Non-compete agreements	0.5	5 years
Total intangible assets allocated	$7.7

The Company is in the process of obtaining a third-party valuation of certain tangible and intangible assets of Wazee and, therefore, the values attributed to those acquired assets in the Consolidated Financial Statements are subject to adjustment.

The following table summarizes the final purchase price allocation for identifiable intangible assets acquired in 2011:

	Initial Purchase Price Allocation		Adjusted Purchase Price Allocation
		Weighted- Average Life		Weighted- Average Life
Trade name (not subject to amortization)	$4.1	Indefinite	$15.3	Indefinite
Developed technology	5.4	7 years	8.0	15 years
Trade name	12.0	15 years	0.3	2 years
Know how	15.0	20 years	20.6	20 years
All customer relationships	108.4	17 years	75.7	10 years
Non-compete agreements	2.0	5 years	1.1	3 years
Total intangible assets allocated	$146.9		$121.0

Divestitures:
On December 31, 2012, the Company completed the sale of its interest in AGC to Machinery Tec Masters Corporation. The Company received $2.2 million in cash proceeds for AGC. The Company recognized a pretax loss on divestiture of $2.0 million, and the loss is reflected in other (expense) income, net in the Consolidated Statement of Income.

On December 31, 2009, the Company completed the sale of substantially all of the assets of its NRB operations to JTEKT. The Company recognized an after tax loss of $12.7 million on the sale of the NRB operations during the fourth quarter of 2009 and reported this loss under discontinued operations. In 2010, the Company recognized an after tax gain of $7.4 million primarily due to final working capital adjustments.

Note 3 – Earnings Per Share

The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the years ended December 31:

	2012	2011	2010
Numerator:
Net Income Attributable to The Timken Company	$495.5	$454.3	$267.4
Less: undistributed earnings allocated to nonvested stock	(1.5)	(1.6)	(1.2)
Net income available to common shareholders for basic earnings per share and diluted earnings per share	$494.0	$452.7	$266.2
Denominator:
Weighted-average number of shares outstanding – basic	96,671,613	97,451,064	96,535,273
Effect of dilutive securities:
Stock options and awards - based on the treasury stock method	930,868	1,204,449	980,929
Weighted-average number of shares outstanding, assuming dilution of stock options and awards	97,602,481	98,655,513	97,516,202
Basic earnings per share from continued operations	$5.11	$4.65	$2.76
Diluted earnings per share from continued operations	$5.07	$4.59	$2.73

The exercise prices for certain stock options that the Company has awarded exceed the average market price of the Company’s common stock. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. The antidilutive stock options outstanding were 879,413, 436,580 and 980,477 during 2012, 2011 and 2010, respectively.

Note 4 – Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive loss consisted of the following for the years ended December 31:

	2012	2011
Foreign currency translation adjustments	$49.0	$38.5
Pension and postretirement benefits adjustments, net of tax	(1,061.5)	(928.3)
Unrealized gain on marketable securities, net of tax	—	0.6
Adjustments to fair value of open foreign currency cash flow hedges, net of tax	(0.7)	(0.3)
Accumulated other comprehensive loss	$(1,013.2)	$(889.5)

Note 5 – Inventories

The components of inventories at December 31, 2012 and 2011 were as follows:

	2012	2011
Inventories:
Manufacturing supplies	$64.3	$65.6
Raw materials	110.7	129.8
Work in process	278.1	327.4
Finished products	430.4	472.4
Subtotal	$883.5	$995.2
Allowance for surplus and obsolete inventory	(21.4)	(30.8)
Total Inventories, net	$862.1	$964.4

Inventories valued on the LIFO cost method were 55% and the remaining 45% were valued by the FIFO method. If all inventories had been valued at FIFO, inventories would have been $280.6 million and $287.7 million greater at December 31, 2012 and 2011, respectively. The Company recognized a decrease in its LIFO reserve of $7.1 million during 2012 compared to an increase in its LIFO reserve of $23.1 million during 2011. The decrease in the LIFO reserve recognized during 2012 was due to lower costs and quantities of inventory on hand, as well as the mix of inventory.

Note 6 – Property, Plant and Equipment

The components of property, plant and equipment, net at December 31, 2012 and 2011 were as follows:

	2012	2011
Property, Plant and Equipment:
Land and buildings	$653.8	$637.3
Machinery and equipment	3,138.3	2,952.1
Subtotal	$3,792.1	$3,589.4
Less allowances for depreciation	(2,386.8)	(2,280.5)
Property, Plant and Equipment, net	$1,405.3	$1,308.9

Total depreciation expense was $179.0 million, $178.5 million and $179.6 million in 2012, 2011 and 2010, respectively. At December 31, 2012 and 2011, property, plant and equipment, net included $84.9 million and $90.5 million, respectively, of capitalized software. Depreciation expense for capitalized software was $23.5 million, $21.7 million and $18.0 million in 2012, 2011 and 2010, respectively.

Note 7 – Goodwill and Other Intangible Assets

The Company tests goodwill and indefinite-lived intangible assets for impairment at least annually. The Company performs its annual impairment test on October first after the annual forecasting process is completed. Furthermore, goodwill and indefinite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The Company reviews goodwill for impairment at the reporting unit level. Prior to 2012, the Company’s reporting units were the same as its reportable segments: Mobile Industries, Process Industries, Aerospace and Defense and Steel. During 2012, management began reviewing goodwill for impairment at a level below the segment level for the Process Industries and Aerospace and Defense segments. The change was necessitated by a change in management structure, as well as the level of review of financial information by management within the Aerospace and Defense segment, and the acquisition of the assets of Gears and Services. Gears and Services is part of the Process Industries segment. The Company still reviews goodwill for impairment at the segment level for the Mobile Industries and Steel segments.

During 2011, the Company adopted the provisions of ASU No. 2011-8, “Intangibles–Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which allows companies to assess qualitative factors to determine if goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test. Based on a review of various qualitative factors, management concluded that goodwill for the Mobile Industries, Process Industries and Steel segments, as well as the Gears and Services reporting unit, was not impaired and that the two-step approach was not required to be performed for these reporting units. Based on a review of various qualitative factors, management concluded that the goodwill for the three reporting units within the Aerospace and Defense segment would be tested under the two-step approach. The Company prepares its goodwill impairment analysis by comparing the estimated fair value of each reporting unit, using an income approach (a discounted cash flow model), as well as a market approach, with its carrying value.

In 2012, 2011 and 2010, no goodwill impairment loss was recorded.

Changes in the carrying value of goodwill were as follows:

Year ended December 31, 2012:

	Mobile Industries	Process Industries	Aerospace and Defense	Steel	Total
Beginning Balance	$16.9	$141.1	$162.1	$12.6	$332.7
Acquisitions	0.8	6.3	—	—	7.1
Other	—	(1.0)	0.1	—	(0.9)
Ending Balance	$17.7	$146.4	$162.2	$12.6	$338.9

Acquisitions in 2012 primarily relate to the purchase price allocation of $6.1 million for the Wazee acquisition completed on December 31, 2012. All of the goodwill acquired in 2012 is tax-deductible and will be amortized over 15 years for tax purposes. “Other” primarily includes foreign currency translation adjustments for 2012.

Year ended December 31, 2011:

	Mobile Industries	Process Industries	Aerospace and Defense	Steel	Total
Beginning Balance	$—	$50.0	$162.3	$12.1	$224.4
Acquisitions	16.9	91.9	—	—	108.8
Other	—	(0.8)	(0.2)	0.5	(0.5)
Ending Balance	$16.9	$141.1	$162.1	$12.6	$332.7

Note 7 – Goodwill and Other Intangible Assets (continued)

The Company obtained additional information on the fair value of intangible assets acquired in 2011, and therefore, adjusted the value of goodwill and other intangible assets during 2012. The purchase price allocation adjustments were made retroactive to December 31, 2011.

The change related to acquisitions in the table above for 2011 reflects the purchase price allocation of $74.2 million for the Gears and Services acquisition completed on July 1, 2011 and $34.6 million for the Drives acquisition completed on October 3, 2011. All of the goodwill acquired in 2011 is tax-deductible and will be amortized over 15 years for tax purposes. “Other” primarily includes foreign currency translation adjustments for 2011.

The following table displays intangible assets as of December 31:

	2012			2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$159.6	$38.1	$121.5	$157.1	$26.3	$130.8
Know-how	26.1	2.8	23.3	22.6	1.5	21.1
Industrial license agreements	0.2	0.1	0.1	0.1	0.1	—
Land-use rights	8.6	4.1	4.5	8.6	3.8	4.8
Patents	2.5	1.8	0.7	2.5	1.7	0.8
Technology use	47.0	11.5	35.5	46.9	8.7	38.2
Trademarks	4.2	3.4	0.8	2.8	2.3	0.5
PMA licenses	8.8	3.6	5.2	8.8	3.1	5.7
Non-compete agreements	4.4	3.3	1.1	3.9	2.5	1.4
Unpatented technology	7.2	6.7	0.5	7.2	6.3	0.9
	$268.6	$75.4	$193.2	$260.5	$56.3	$204.2
Intangible assets not subject to amortization:
Tradename	$17.3	$—	$17.3	$17.3	$—	$17.3
FAA air agency certificates	14.2	—	14.2	14.2	—	14.2
	$31.5	$—	$31.5	$31.5	$—	$31.5
Total intangible assets	$300.1	$75.4	$224.7	$292.0	$56.3	$235.7

Intangible assets acquired in 2012 were $7.7 million for the Wazee acquisition. Intangible assets subject to amortization acquired in 2012 were assigned useful lives of five to 20 years and had a weighted-average amortization period of 13.8 years. Intangible assets acquired in 2011 were $88.6 million for the Gears and Services acquisition and $32.4 million for the Drives acquisition. Intangible assets subject to amortization acquired in 2011 were assigned useful lives of two to 20 years and had a weighted-average amortization period of 10.7 years.

Amortization expense for intangible assets was $19.0 million, $14.0 million and $9.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. Amortization expense for intangible assets is estimated to be approximately $18.9 million in 2013; $18.6 million in 2014; $18.6 million in 2015; $18.3 million in 2016 and $18.1 million in 2017.

Note 8 – Financing Arrangements

Short-term debt for the years ended December 31 was as follows:

	2012	2011
Variable-rate lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 0.61% to 2.28% and 2.24% to 11.0% at December 31, 2012 and 2011, respectively	$14.3	$22.0
Short-term debt	$14.3	$22.0
The lines of credit for certain of the Company’s foreign subsidiaries provide for borrowings up to $225.6 million. Most of these lines of credit are uncommitted. At December 31, 2012, the Company’s foreign subsidiaries had borrowings outstanding of $14.3 million which reduced the availability under these facilities to $211.3 million.
The weighted-average interest rate on short-term debt during the year was 3.2%, 4.1% and 4.3% in 2012, 2011 and 2010, respectively. The weighted-average interest rate on short-term debt outstanding at December 31, 2012 and 2011 was 1.5% and 3.6%, respectively.
On November 30, 2012, the Company entered into a $200 million Amended and Restated Asset Securitization Agreement, which matures on November 30, 2015. Prior to the renewal, the Company's Asset Securitization Agreement was a $150 million committed facility. Under the terms of the Asset Securitization Agreement, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary that in turn uses the trade receivables to secure borrowings which are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the Asset Securitization Agreement are limited to certain borrowing base calculations. Any amounts outstanding under this Asset Securitization Agreement would be reported in short-term debt on the Company’s Consolidated Balance Sheets. As of December 31, 2012 and 2011, there were no outstanding borrowings under the Asset Securitization Agreement. However, certain borrowing base limitations reduced the availability of the Asset Securitization Agreement to $154.2 million at December 31, 2012. The cost of this facility, which is the commercial paper rate plus program fees, is considered a financing cost and is included in interest expense in the Consolidated Statements of Income. The yield rate was 1.06%, 1.25% and 1.34%, at December 31, 2012, 2011 and 2010, respectively.
Long-term debt for the years ended December 31 was as follows:

	2012	2011
Fixed-rate Medium-Term Notes, Series A, mature at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	$175.0	$175.0
Fixed-rate Senior Unsecured Notes, maturing on September 15, 2014, with an interest rate of 6.0%	249.9	249.8
Variable-rate State of Ohio Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.18% at December 31, 2012)	12.2	12.2
Variable-rate State of Ohio Air Quality Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.30% at December 31, 2012)	9.5	9.5
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (0.30% at December 31, 2012)	8.5	17.0
Variable-rate credit facility with US Bank for Advanced Green Components, LLC, maturing on May 23, 2013	—	5.1
Other	9.6	24.5
Total debt	$464.7	$493.1
Less current maturities	9.6	14.3
Long-term debt	$455.1	$478.8

Note 8 – Financing Arrangements (continued)

The Company has a $500 million Senior Credit Facility, which matures on May 11, 2016. At December 31, 2012, the Company had no outstanding borrowings under the Senior Credit Facility but had letters of credit outstanding totaling $8.6 million, which reduced the availability under the Senior Credit Facility to $491.4 million. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At December 31, 2012, the Company was in full compliance with the covenants under the Senior Credit Facility.
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
As of December 31, 2011, the Company had restricted cash of $3.6 million in a collateral account to secure up to $3.6 million of the indebtedness between AGC, a joint venture of the Company, and US Bank in the event AGC defaulted on its credit facility with US Bank. The $3.6 million collateral account was classified as restricted cash on the Consolidated Balance Sheet as of December 31, 2011. In connection with the sale of AGC, the Company was able to redeem the cash collateral account.
Certain of the Company’s foreign subsidiaries have facilities that also provide for long-term borrowings up to $9.6 million. At December 31, 2012, the Company had borrowings outstanding of $9.6 million, leaving no availability under these long-term facilities.
The maturities of long-term debt for the five years subsequent to December 31, 2012 are as follows: 2013 – $9.6 million; 2014 – $249.9 million; 2015 – zero; 2016 – $15.0 million; and 2017 – $5.0 million.
Interest paid was approximately $32 million in 2012, $35 million in 2011 and $36 million in 2010. This differs from interest expense due to the timing of payments and interest capitalized of $4.9 million in 2012, $1.2 million in 2011 and $0.7 million in 2010.
The Company and its subsidiaries lease a variety of real property and equipment. Rent expense under operating leases amounted to $43.6 million, $44.5 million and $38.1 million in 2012, 2011 and 2010, respectively. At December 31, 2012, future minimum lease payments for noncancelable operating leases totaled $122.2 million and are payable as follows: 2013–$35.4 million; 2014–$29.2 million; 2015–$21.7 million; 2016–$14.9 million; 2017-$9.6 million and $11.4 million thereafter.

Note 9 – Contingencies
The Company and certain of its subsidiaries have been identified as potentially responsible parties for investigation and remediation under the Comprehensive Environmental Response, Compensation and Liability Act (Superfund) or similar state laws with respect to certain sites. Substantially, claims for investigation and remediation have been asserted against numerous other entities, which are believed to be financially solvent and are expected to fulfill their proportionate share of the obligation.
The Company had an accrual of $7.5 million and $16.3 million for environmental matters that are probable and reasonably estimable as of December 31, 2012 and 2011, respectively. This accrual is recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties. Of the 2012 accrual, $6.4 million is included in the rollforward of the restructuring accrual as of December 31, 2012 discussed in Note 10 – Impairment and Restructuring Charges.
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

Note 9 – Contingencies (continued)

Product Warranties:
In addition to the contingencies above, the Company provides limited warranties on certain of its products. The following is a rollforward of the warranty reserves for 2012 and 2011:

	2012	2011
Beginning balance, January 1	$11.7	$8.0
(Income) Expense	(0.9)	9.0
Payments	(6.5)	(5.3)
Ending balance, December 31	$4.3	$11.7
The product warranty accrual for 2012 and 2011 was included in other current liabilities on the Consolidated Balance Sheets.

Note 10 – Impairment and Restructuring Charges

Impairment and restructuring charges by segment were as follows:

Year ended December 31, 2012:

	Mobile Industries	Process Industries	Aerospace & Defense	Steel	Corporate	Total
Impairment charges	$6.5	$0.1	$—	$—	$—	$6.6
Severance expense and related benefit costs	16.8	1.6	—	—	—	18.4
Exit costs	4.2	0.3	—	—	—	4.5
Total	$27.5	$2.0	$—	$—	$—	$29.5

Year ended December 31, 2011:

	Mobile Industries	Process Industries	Aerospace & Defense	Steel	Corporate	Total
Impairment charges	$0.2	$0.3	$—	$—	$—	$0.5
Severance expense and related benefit costs	0.2	(0.1)	—	—	—	0.1
Exit costs	13.0	0.3	0.5	—	—	13.8
Total	$13.4	$0.5	$0.5	$—	$—	$14.4

Year ended December 31, 2010:

	Mobile Industries	Process Industries	Aerospace & Defense	Steel	Corporate	Total
Impairment charges	$2.1	$0.6	$2.0	$—	$—	$4.7
Severance expense and related benefit costs	2.6	1.3	2.0	(0.1)	0.6	6.4
Exit costs	8.7	1.3	0.6	—	—	10.6
Total	$13.4	$3.2	$4.6	$(0.1)	$0.6	$21.7

Note 10 – Impairment and Restructuring Charges (continued)

The following discussion explains the major impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above.

Mobile Industries:
In May 2012, the Company announced the closure of its manufacturing facility in St. Thomas, expected to be completed in approximately one year, and its intent to consolidate bearing production at this plant with its existing U.S. operations to better align the Company's manufacturing footprint and customer base. The Company will also move customer service for the Canadian market to its offices in Toronto. Production is expected to be transferred to the Company's operations in Ohio, North Carolina and South Carolina by mid-2013. The closure of the St. Thomas manufacturing facility will displace approximately 190 employees. The Company expects to incur pretax costs of approximately $55 million to $65 million in connection with this closure, of which approximately $20 million to $25 million is expected to be pretax cash costs.

The Company has incurred pretax costs of approximately $28.8 million as of December 31, 2012, including rationalization costs recorded in cost of products sold. During 2012, the Company recorded $16.9 million of severance and related benefits, including a curtailment of pension benefits of $10.7 million, and impairment charges of $6.5 million. The majority of the $28.8 million charge was incurred by the Mobile Industries segment.

In March 2007, the Company announced the closure of its manufacturing facility in Sao Paulo. The Company completed the closure of this manufacturing facility on March 31, 2010. Pretax costs associated with the closure could be as high as approximately $60 million, which includes restructuring costs and rationalization costs recorded in cost of products sold and selling, general and administrative expenses. Mobile Industries has incurred cumulative pretax expenses of approximately $56.8 million as of December 31, 2012 related to this closure. In 2012, 2011 and 2010, the Company recorded $6.8 million, $12.5 million and $4.4 million, respectively, of exit costs associated with the closure of this facility. The exit costs for 2012 and 2010 primarily related to environmental remediation costs. Exit costs in 2011 also included workers' compensation claims for former employees. The Company accrues environmental remediation costs and workers’ compensation claims when they are probable and estimable. In 2010, the Company recorded $1.3 million of severance and related benefit costs and impairment charges of $1.1 million associated with this closure. The impairment charges were recorded as a result of the carrying value of certain machinery and equipment exceeding their fair value.

In addition to the above charges, the Company recorded a favorable adjustment of $2.7 million during 2012 for environmental exit costs at the site of its former plant in Columbus, Ohio. The favorable adjustment was a result of the sale of the real estate at the site of this former plant during the first quarter of 2012. The buyer assumed responsibility for the environmental remediation as a result of the sale. The buyer was able to obtain funding from the State of Ohio to remediate the site. In 2010, the Company recorded $3.1 million of environmental exit costs related this site.

Aerospace and Defense:
In 2010, the Company recorded fixed asset impairment charges of $2.0 million at its location in Mesa, Arizona. The impairment charges were recorded as a result of the carrying value of certain machinery and equipment exceeding their expected future cash flows.

Workforce Reductions:
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

Note 10 – Impairment and Restructuring Charges (continued)

Consolidated Restructuring Accrual:
The following is a rollforward of the consolidated restructuring accrual for the years ended December 31:

	2012	2011
Beginning balance, January 1	$21.8	$22.1
Expense	12.2	13.9
Payments	(16.4)	(14.2)
Ending balance, December 31	$17.6	$21.8

The restructuring accrual at December 31, 2012 and 2011 was included in other current liabilities on the Consolidated Balance Sheets. The restructuring accrual at December 31, 2012 excluded costs related to the curtailment of pension benefit plans of $10.7 million. At December 31, 2012, the restructuring accrual included $6.4 million of environmental remediation costs, of which $5.3 million related to Sao Paulo. The Company adjusts environmental remediation accruals based on the best available estimate of costs to be incurred, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties. The Company’s estimated total liability for this site ranges from a minimum of $5.3 million to a maximum of $9.3 million.

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
During 2012, 2011 and 2010, the Company recognized stock-based compensation expense of $10.8 million ($6.8 million after tax or $0.07 per diluted share), $9.4 million ($5.9 million after tax or $0.06 per diluted share) and $8.8 million ($5.6 million after tax or $0.06 per diluted share), respectively, for stock option awards.
The fair value of stock option awards granted during 2012, 2011 and 2010 was estimated at the date of grant using a Black-Scholes option-pricing method with the following assumptions:

	2012	2011	2010
Weighted-average fair value per option	$20.16	$19.93	$9.04
Risk-free interest rate	1.15%	2.76%	2.65%
Dividend yield	1.94%	2.00%	1.81%
Expected stock volatility	50.00%	48.10%	47.00%
Expected life - years	6	6	6
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

Note 11 – Stock Compensation Plans (continued)

A summary of option activity for the year ended December 31, 2012 is presented below:

	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding - beginning of year	4,090,050	$28.35
Granted	613,940	51.76
Exercised	(973,670)	23.00
Canceled or expired	(12,980)	38.23
Outstanding - end of year	3,717,340	$33.59	7 years	$53.0

Options expected to vest	3,639,696	$33.50	7 years	$52.1

Options exercisable	1,776,250	$29.25	5 years	$33.0
The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $28.2 million, $26.0 million and $27.5 million, respectively. Net cash proceeds from the exercise of stock options were $13.8 million, $16.6 million and $44.6 million, respectively. Income tax benefits were $8.1 million, $7.2 million and $5.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.
In 2012, the Company issued 270,500 strategic performance shares and 120,280 strategic shares to officers and key employees. Strategic performance shares are performance-based restricted stock units that vest based on achievement of specified performance objectives and cliff-vest after three years. Strategic performance shares settle in either cash or shares, with 249,410 shares expected to settle in cash and 21,090 expected to settle in shares. Strategic shares are timed-vested restricted stock units and generally vest in 25% increments annually beginning on the first anniversary of the date of grant. Strategic shares also settle in either cash or shares, with 69,540 shares expected to settle in cash and 50,740 shares expected to settle in shares. For shares that are expected to settle in cash, the Company accrued $3.7 million in 2012, which was included in other non-current liabilities on the Consolidated Balance Sheets.
A summary of restricted share activity, including restricted stock, deferred shares, strategic performance shares that will settle in common shares and strategic shares that will settle in common shares, for the year ended December 31, 2012 is as follows:

	Number of Shares	Weighted-average Grant Date Fair Value
Outstanding - beginning of year	623,642	$31.41
Granted	161,905	46.68
Vested	(249,569)	30.59
Canceled or expired	(11,914)	44.34
Outstanding - end of year	524,064	$36.23
As of December 31, 2012, a total of 524,064 restricted shares have been awarded that have not yet vested. The Company distributed 249,569, 302,924 and 372,942 shares in 2012, 2011 and 2010, respectively, due to the vesting of these awards. The shares awarded in 2012, 2011 and 2010 totaled 161,905, 246,890 and 400,980, respectively. The Company recognized compensation expense of $7.2 million, $7.5 million and $8.0 million, for the years ended December 31, 2012, 2011 and 2010, respectively, relating to restricted shares.

Note 11 – Stock Compensation Plans (continued)

As of December 31, 2012, the Company had unrecognized compensation expense of $30.3 million related to stock option awards and restricted shares. The unrecognized compensation expense is expected to be recognized over a total weighted-average period of two years. The number of shares available for future grants for all plans at December 31, 2012 was 8,430,097.
The Company offers to certain employees a performance unit component under its long-term incentive plan in which awards are earned based on Company performance measured by two metrics over a three-year performance period. The Compensation Committee of the Board of Directors can elect to make payments that become due in the form of cash or the Company’s common stock. A total of 34,756 and 69,440 performance units were granted in 2011 and 2010, respectively. Performance units granted, if fully earned, would represent 337,296 shares of the Company’s common stock at December 31, 2012. Since the inception of the plan, 159,641 performance units were canceled. Each performance unit has a cash value of $100.

Note 12 – Retirement Benefit Plans
The Company and its subsidiaries sponsor a number of defined benefit pension plans, which cover eligible employees, including certain employees in foreign countries. These plans are generally noncontributory. Pension benefits earned are generally based on years of service and compensation during active employment. The cash contributions for the Company’s defined benefit pension plans were $325.8 million and $291.1 million in 2012 and 2011, respectively.
The following tables summarize the net periodic benefit cost information and the related assumptions used to measure the net periodic benefit cost for the years ended December 31:

	2012	2011	2010
Components of net periodic benefit cost:
Service cost	$34.7	$32.2	$32.7
Interest cost	151.1	158.6	157.9
Expected return on plan assets	(221.1)	(214.9)	(199.5)
Amortization of prior service cost	9.3	9.4	9.5
Amortization of net actuarial loss	83.3	56.0	51.9
Pension curtailments and settlements	11.6	—	0.4
Net periodic benefit cost	$68.9	$41.3	$52.9

Assumptions	2012	2011	2010
U.S. Plans:
Discount rate	5.00%	5.75%	6.00%
Future compensation assumption	2.0% to 3.0%	2.0% to 3.0%	2.0% to 3.0%
Expected long-term return on plan assets	8.25%	8.50%	8.75%
International Plans:
Discount rate	4.75% to 9.5%	4.75% to 9.0%	5.25% to 8.5%
Future compensation assumption	2.5% to 8.0%	2.5% to 8.84%	2.66% to 6.12%
Expected long-term return on plan assets	3.25% to 9.0%	3.5% to 9.0%	4.25% to 9.5%
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

For expense purposes in 2012, the Company applied a discount rate of 5.00% to its U.S. defined benefit pension plans. For expense purposes in 2013, the Company will apply a discount rate of 4.00% to its U.S. defined benefit pension plans. A 0.25 percentage point reduction in the discount rate would increase pension expense by approximately $5.7 million for 2013.
For expense purposes in 2012, the Company applied an expected rate of return of 8.25% for the Company’s U.S. pension plan assets. For expense purposes in 2013, the Company will apply an expected rate of return on plan assets of 8.00%. A 0.25 percentage point reduction in the expected rate of return would increase pension expense by approximately $6.5 million for 2013.

The following tables set forth the change in benefit obligation, change in plan assets, funded status and amounts recognized on the Consolidated Balance Sheets for the defined benefit pension plans as of December 31, 2012 and 2011:

	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$3,124.6	$2,816.3
Service cost	34.7	32.2
Interest cost	151.1	158.6
Amendments	(0.3)	12.4
Actuarial losses	394.1	304.2
Employee contributions	0.2	0.2
International plan exchange rate change	18.2	(6.1)
Curtailment loss	9.5	—
Benefits paid	(235.8)	(193.2)
Benefit obligation at end of year	$3,496.3	$3,124.6

Change in plan assets:
Fair value of plan assets at beginning of year	$2,631.9	$2,423.0
Actual return on plan assets	361.7	114.5
Employee contributions	0.2	0.2
Company contributions / payments	325.8	291.1
International plan exchange rate change	14.6	(3.7)
Benefits paid	(235.8)	(193.2)
Fair value of plan assets at end of year	3,098.4	2,631.9
Funded status at end of year	$(397.9)	$(492.7)

Amounts recognized on the Consolidated Balance Sheets:
Non-current assets	$0.2	$4.4
Current liabilities	(6.7)	(6.1)
Non-current liabilities	(391.4)	(491.0)
	$(397.9)	$(492.7)

Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$1,489.4	$1,312.8
Net prior service cost	23.5	35.4
Accumulated other comprehensive loss	$1,512.9	$1,348.2

Note 12 – Retirement Benefit Plans (continued)

Changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss (AOCL):	2012	2011
AOCI at beginning of year	$1,348.2	$999.1
Net actuarial loss	263.1	404.6
Prior service cost	(0.3)	12.4
Recognized net actuarial loss	(83.3)	(56.0)
Recognized prior service cost	(9.3)	(9.4)
Loss recognized due to curtailment	(11.6)	—
Foreign currency impact	6.1	(2.5)
Total recognized in accumulated other comprehensive loss at December 31	$1,512.9	$1,348.2
The presentation in the above tables for amounts recognized in accumulated other comprehensive loss on the Consolidated Balance Sheets is before the effect of income taxes.
The following table summarizes assumptions used to measure the benefit obligation for the defined benefit pension plans at December 31:

Assumptions	2012	2011
U.S. Plans:
Discount rate	4.00%	5.00%
Future compensation assumption	2% to 3%	2% to 3%
International Plans:
Discount rate	2.75% to 9.5%	4.75% to 9.5%
Future compensation assumption	2.3% to 8.0%	2.5% to 8.0%
Defined benefit pension plans in the United States represent 86% of the benefit obligation and 87% of the fair value of plan assets as of December 31, 2012.
Certain of the Company’s defined benefit pension plans were overfunded as of December 31, 2012. As a result, $0.2 million and $4.4 million at December 31, 2012 and 2011, respectively, are included in other non-current assets on the Consolidated Balance Sheets. The current portion of accrued pension cost, which is included in salaries, wages and benefits on the Consolidated Balance Sheets, was $6.7 million and $6.1 million at December 31, 2012 and 2011, respectively. In 2012, the current portion of accrued pension cost relates to unfunded plans and represents the actuarial present value of expected payments related to the plans to be made over the next 12 months.

The accumulated benefit obligations at December 31, 2012 exceeded the market value of plan assets for the majority of the Company’s pension plans. For these plans, the projected benefit obligation was $3.5 billion, the accumulated benefit obligation was $3.4 billion and the fair value of plan assets was $3.1 billion at December 31, 2012.
The pension accumulated benefit obligation was $3.4 billion and $3.0 billion at December 31, 2012 and 2011, respectively.
Due to significant increases in the global capital markets in 2012, investment performance increased the value of the Company’s pension assets by 13.8%.
As of December 31, 2012 and 2011, the Company’s defined benefit pension plans did not directly hold any shares of the Company’s common stock.
The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $111.0 million and $4.6 million, respectively.

Note 12 – Retirement Benefit Plans (continued)

Plan Assets:
The Company’s target allocation for pension plan assets, as well as the actual pension plan asset allocations as of December 31, 2012 and 2011, was as follows:

	Current Target Allocation			Percentage of Pension Plan Assets at December 31,
Asset Category				2012	2011
Equity securities	43%	to	52%	47%	48%
Debt securities	35%	to	43%	40%	41%
Other	12%	to	15%	13%	11%
Total				100%	100%
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
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The FASB provides accounting rules that classify the inputs used to measure fair value into the following hierarchy:

Level 1 -	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2 -
Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability.

Level 3 -	Unobservable inputs for the asset or liability.
The following table presents the fair value hierarchy for those investments of the Company’s pension assets measured at fair value on a recurring basis as of December 31, 2012:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$80.6	$80.6	$—	$—
Government and agency securities	240.5	208.2	32.3	—
Corporate bonds	482.6	115.1	367.5	—
Equity securities	717.3	716.7	0.6	—
Asset backed securities	55.4	—	55.4	—
Common collective funds - equities	663.3	—	663.3	—
Common collective funds - fixed income	444.5	—	444.5	—
Common collective funds - other	41.4	—	41.4	—
Limited partnerships	79.9	—	—	79.9
Real Estate	292.2	163.6	—	128.6
Other assets	0.7	—	0.7	—
Total Assets	$3,098.4	$1,284.2	$1,605.7	$208.5

Note 12 – Retirement Benefit Plans (continued)

The table below sets forth a summary of changes in the fair value of the level 3 assets by fund for the year ended December 31, 2012:

	Limited Partnerships	Real Estate	Total
Beginning balance, January 1	$83.6	$59.7	$143.3
Purchases	7.1	63.7	70.8
Sales	(8.5)	(4.6)	(13.1)
Realized gains (losses)	(3.4)	1.9	(1.5)
Unrealized gains	1.1	7.9	9.0
Ending balance, December 31	$79.9	$128.6	$208.5

The following table presents the fair value hierarchy for those investments of the Company’s pension assets measured at fair value on a recurring basis as of December 31, 2011:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$135.3	$135.3	$—	$—
Government and agency securities	163.2	132.8	30.4	—
Corporate bonds	376.0	—	376.0	—
Equity securities	661.8	661.8	—	—
Asset backed securities	15.1	—	15.1	—
Common collective funds - equities	478.5	—	478.5	—
Common collective funds - fixed income	509.5	—	509.5	—
Common collective funds - other	22.8	—	22.8	—
Limited partnerships	83.6	—	—	83.6
Real Estate	185.4	125.7	—	59.7
Other assets	0.7	—	0.7	—
Total Assets	$2,631.9	$1,055.6	$1,433.0	$143.3

The table below sets forth a summary of changes in the fair value of the level 3 assets by fund for the year ended December 31, 2011:

	Westridge Investment	Limited Partnerships	Real Estate	Total
Beginning balance, January 1	$19.2	$94.6	$0.2	$114.0
Transfers out	(19.2)	—	—	(19.2)
Purchases	—	11.9	58.2	70.1
Sales	—	(15.1)	—	(15.1)
Realized losses	—	(1.6)	—	(1.6)
Unrealized gains (losses)	—	(6.2)	1.3	(4.9)
Ending balance, December 31	$—	$83.6	$59.7	$143.3
Cash and cash equivalents are valued at redemption value. Government and agency securities are valued at the closing price reported in the active market on which the individual securities are traded. Certain corporate bonds are valued at the closing price reported in the active market in which the bond is traded. Equity securities (both common and preferred stock) are valued at the closing price reported in the active market in which the individual security is traded. Common collective funds and asset-backed securities are valued based on quoted prices for similar assets in active markets. When such prices are unavailable, the plan trustee determines a valuation from the market maker dealing in the particular security.

Note 12 – Retirement Benefit Plans (continued)

Limited partnerships include investments in funds that invest primarily in private equity, venture capital, and distressed debt. Limited partnerships are valued based upon the general partner's own assumptions about the assumptions a market participant would use in pricing the assets and liabilities of the partnership. Real estate investments include funds that invest in companies that primarily invest in commercial and residential properties, commercial mortgage-backed securities, debt and equity securities of real estate operating companies, and real estate investment trusts. Real estate investment trusts are valued based on the closing price reported in the active market in which the individual security is trade. Other real estate investments are valued based on appraised values and current transaction prices.
On February 12, 2009, the Company was informed of alleged irregularities in the operation of one of its equity-related investments in its defined benefit pension plans. A court appointed a Receiver to take control of the investment firm and investigate this matter. In December 2009, the Company reduced the value of this investment to its expected net realizable value of $19.2 million (the original investment was $50 million), reflecting the Receiver's preliminary findings. The Company included this investment in Level 3 at December 31, 2010 since the fair value was an estimate of what the Company expected to receive from the Receiver and not reflective of observable market prices. On July 26, 2010, the Company received a payment of $20 million from one of its insurance carriers and the funds were transferred to its defined benefit pension plans. On December 21, 2010 and April 21, 2011 the Company's defined benefit pension plans received two payments from the Receiver totaling $25.8 million.
Cash Flows:

Employer Contributions to Defined Benefit Plans
2011	$291.1
2012	325.8
2013 (planned)	250.0
Future benefit payments are expected to be as follows:

Benefit Payments
2013	$244.7
2014	244.5
2015	230.9
2016	232.9
2017	232.3
2018-2022	1,142.5

Employee Savings Plans:
The Company sponsors defined contribution retirement and savings plans covering substantially all employees in the United States and employees at certain non-U.S. locations. The Company has contributed Timken common stock to certain of these plans based on formulas established in the respective plan agreements. At December 31, 2012, the plans held 6,704,891 shares of the Company’s common stock with a fair value of $320.7 million. Company contributions to the plans, including performance sharing, were $24.9 million in 2012, $26.4 million in 2011 and $21.1 million in 2010. The Company paid dividends totaling $6.3 million in 2012, $5.7 million in 2011 and $4.6 million in 2010 to plans holding shares of the Company’s common stock.

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

The following tables summarize the net periodic benefit cost information and the related assumptions used to measure the net periodic benefit cost for the years ended December 31:

	2012	2011	2010
Components of net periodic benefit cost:
Service cost	$2.5	$2.5	$2.1
Interest cost	28.4	32.9	35.6
Expected return on plan assets	(10.6)	(4.4)	—
Amortization of prior service credit	(0.2)	(0.3)	(1.5)
Amortization of net actuarial loss	2.5	2.9	4.0
Net periodic benefit cost	$22.6	$33.6	$40.2

Assumptions:	2012	2011	2010
Discount rate	4.85%	5.50%	5.75%
Rate of return	5.00%	5.00%	—

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

For expense purposes in 2012, the Company applied a discount rate of 4.85% to its postretirement benefit plans. For expense purposes in 2013, the Company will apply a discount rate of 3.80% to its postretirement benefit plans. A 0.25 percentage point reduction in the discount rate would increase postretirement benefit expense by approximately $0.5 million for 2013.

In December 2010, the Company established a VEBA trust for The Timken Company Bargaining Unit Welfare Benefit Plan. For expense purposes in 2012, the Company applied an expected rate of return of 5.00% to the VEBA trust assets. For expense purposes in 2013, the Company will apply an expected rate of return on plan assets of 5.00%. A 0.25 percentage point reduction in the expected rate of return would increase postretirement benefit expense by approximately $0.6 million for 2013.

Note 13 – Postretirement Benefit Plans (continued)

The following tables set forth the change in benefit obligation, change in plan assets, funded status and amounts recognized on the Consolidated Balance Sheets of the defined benefit postretirement benefit plans as of December 31, 2012 and 2011:

	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$628.6	$644.0
Service cost	2.5	2.5
Interest cost	28.4	32.9
Amendments	0.9	—
Actuarial losses (gains)	24.5	(2.8)
Benefits paid	(45.7)	(48.0)
Benefit obligation at end of year	$639.2	$628.6

Change in plan assets:
Fair value of plan assets at beginning of year	$170.9	$54.0
Actual return on plan assets	9.8	—
Company contributions / payments	86.9	164.9
Benefits paid	(45.7)	(48.0)
Fair value of plan assets at end of year	221.9	170.9
Funded status at end of year	$(417.3)	$(457.7)

Amounts recognized on the Consolidated Balance Sheets:
Current liabilities	$(45.5)	$(61.8)
Non-current liabilities	(371.8)	(395.9)
	$(417.3)	$(457.7)

Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$125.7	$103.0
Net prior service cost	7.6	6.5
Accumulated other comprehensive loss	$133.3	$109.5

Changes in plan assets and benefit obligations recognized in AOCL:
AOCI at beginning of year	$109.5	$110.4
Net actuarial loss	25.2	1.7
Prior service cost	0.9	—
Recognized net actuarial loss	(2.5)	(2.9)
Recognized prior service credit	0.2	0.3
Total recognized in accumulated other comprehensive loss at December 31	$133.3	$109.5

The presentation in the above tables for amounts recognized in accumulated other comprehensive loss on the Consolidated Balance Sheets is before the effect of income taxes.

Note 13 – Postretirement Benefit Plans (continued)

The following table summarizes assumptions used to measure the benefit obligation for the postretirement benefit plans at December 31:

Assumptions:	2012	2011
Discount rate	3.80%	4.85%
Rate of return	5.00%	5.00%

The current portion of accrued postretirement benefit cost, which is included in salaries, wages and benefits on the Consolidated Balance Sheets, was $45.5 million and $61.8 million at December 31, 2012 and 2011, respectively. In 2012, the current portion of accrued postretirement benefit cost related to unfunded plans and represents the actuarial present value of expected payments related to the plans to be made over the next 12 months.

The estimated net actuarial loss and prior service credit for the postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $6.6 million of expense and $0.2 million of income, respectively.

For measurement purposes, the Company assumed a weighted-average annual rate of increase in the per capita cost (health care cost trend rate) for medical benefits of 7.5% for 2013, declining gradually to 5.0% in 2023 and thereafter; and 7.5% for 2013, declining gradually to 5.0% in 2023 and thereafter for prescription drug benefits; and 9.5% for 2013, declining gradually to 5.0% in 2031 and thereafter for HMO benefits.

The assumed health care cost trend rate may have a significant effect on the amounts reported. A one percentage point increase in the assumed health care cost trend rate would have increased the 2012 total service and interest cost components by $0.7 million and would have increased the postretirement benefit obligation by $15.5 million. A one percentage point decrease would provide corresponding reductions of $0.6 million and $14.1 million, respectively.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) was signed into law on December 8, 2003. The Medicare Act provides for prescription drug benefits under Medicare Part D and contains a subsidy to plan sponsors who provide “actuarially equivalent” prescription plans. The Company’s actuary determined that the prescription drug benefit provided by the Company’s postretirement plan is considered to be actuarially equivalent to the benefit provided under the Medicare Act. In accordance with ASC 715, “Compensation – Retirement Benefits,” all measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes reflect the effects of the Medicare Act on the plan for the entire fiscal year. The 2012 expected subsidy was $3.6 million, of which $1.8 million was received prior to December 31, 2012.

Plan Assets:
The Company’s target allocation for the VEBA trust assets, as well as the actual VEBA trust asset allocation as of December 31, 2012 and 2011, was as follows:

	Current Target Allocation			Percentage of VEBA Assets at December 31,
Asset Category				2012	2011
Equity securities	45%	to	55%	49%	0%
Debt securities	45%	to	55%	51%	100%
Total				100%	100%

The Company recognizes its overall responsibility to ensure that the assets of its postretirement benefit plan are managed effectively and prudently and in compliance with its policy guidelines and all applicable laws.

Note 13 – Postretirement Benefit Plans (continued)

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

The following table presents the fair value hierarchy for those investments of the Company’s VEBA trust assets measured at fair value on a recurring basis as of December 31, 2012:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2.1	$2.1	$—	$—
Common Collective funds - equity	109.0	—	109.0	—
Common collective funds - fixed income	110.8	—	110.8	—
Total Assets	$221.9	$2.1	$219.8	$—

The following table presents the fair value hierarchy for those investments of the Company’s VEBA trust assets measured at fair value on a recurring basis as of December 31, 2011:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$85.9	$85.9	$—	$—
Common collective funds - fixed income	85.0	—	85.0	—
Total Assets	$170.9	$85.9	$85.0	$—

Cash and cash equivalents are valued at redemption value. Common collective fund securities are valued based on quoted prices for similar assets in active markets. When such prices are unavailable, the plan trustee determines a valuation from the market maker dealing in the particular security.

Cash Flows:
Employer Contributions to Postretirement Benefit Plans:

2011	$125.0
2012	50.0
2013 (planned)	50.0

Future benefit payments are expected to be as follows:

	Gross	Expected Medicare Subsidies	Net Including Medicare Subsidies
2013	$58.3	$3.1	$55.2
2014	57.4	3.4	54.0
2015	55.9	3.7	52.2
2016	54.5	3.9	50.6
2017	53.0	4.0	49.0
2018-2022	239.6	19.3	220.3

Note 14 – Segment Information

The Company operates under four reporting segments: (1) Mobile Industries; (2) Process Industries; (3) Aerospace and Defense; and (4) Steel.

Description of types of products and services from which each reportable segment derives its revenues:
The Company's reportable segments are business units that target different industry sectors. Each reportable segment is managed separately to address specific customer needs in these diverse market segments.

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
The Aerospace and Defense segment includes sales of bearings, helicopter transmission systems, rotor head assemblies, turbine engine components, gears and other precision flight-critical components for commercial and military aviation applications. The Aerospace and Defense segment also provides aftermarket services, including repair and overhaul of engines, transmissions and fuel controls as well as aerospace bearing repair and component reconditioning. The Aerospace and Defense segment also includes sales of precision bearings and related products for health and critical motion control applications.

The Steel segment includes sales of more than 450 grades of high-performance carbon, micro-alloy and alloy steel, which are sold as ingots, bars and tubes in a variety of chemistries, lengths and finishes. The segment's deep metallurgical expertise and unique operational capabilities drive high-value customized solutions for the industrial, energy and mobile sectors. The Company also manufactures specialty steel products including precision steel components further expanding its market for tubing and capturing higher value-added steel sales by streamlining customer supply chains. Less than 10% of the Company's steel is consumed in its bearing operations. In addition, the Company sells steel to other anti-friction bearing companies and to aircraft, forging, construction, industrial equipment, mining, tooling, oil and gas drilling and automotive industries and steel service centers.

Measurement of segment profit or loss and segment assets:
The Company evaluates performance and allocates resources based on return on capital and profitable growth. The primary measurement used by management to measure the financial performance of each segment is EBIT. As of January 1, 2012, the Company modified the way it allocates certain selling, general and administrative expenses among segments to better reflect the use of shared resources by the business. Segment results for 2011 have been revised to be consistent with the new allocations.  Segment results for 2010 have not been revised as the Company determined it was impractical.

The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Intersegment sales and transfers are recorded at values based on market prices, which creates intercompany profit on intersegment sales or transfers that is eliminated in consolidation.

Note 14 – Segment Information (continued)

Factors used by management to identify the enterprise’s reportable segments:
Net sales by geographic area are reported by the destination of net sales, which is reflective of how the Company operates its segments. Long-lived assets by geographic area are reported by the location of the subsidiary.

Export sales from the United States and Canada are less than 10% of the Company's revenue. The Company’s Mobile Industries, Process Industries and Aerospace and Defense segments have historically participated in the global bearing industry while the Steel segment has concentrated primarily on U.S. customers.

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

Geographic Financial Information:

	2012	2011	2010
Net sales:
United States	$3,420.3	$3,494.6	$2,662.7
Canada & Mexico	275.1	268.4	202.2
South America	153.5	186.0	162.3
Europe / Middle East / Africa	594.2	652.3	558.9
Asia-Pacific	543.9	568.9	469.4
	$4,987.0	$5,170.2	$4,055.5
Long-lived assets:
United States	$1,055.7	$963.1	$919.7
Canada & Mexico	6.1	16.3	18.5
South America	4.4	6.2	7.8
Europe / Middle East / Africa	101.6	102.0	103.6
Asia-Pacific	237.5	221.3	218.1
	$1,405.3	$1,308.9	$1,267.7

Note 14 – Segment Information (continued)

	2012	2011	2010
Net sales to external customers:
Mobile Industries	$1,675.0	$1,768.9	$1,560.3
Process Industries	1,337.6	1,240.5	900.0
Aerospace and Defense	346.9	324.1	338.3
Steel	1,627.5	1,836.7	1,256.9
	$4,987.0	$5,170.2	$4,055.5
Intersegment sales:
Mobile Industries	$0.5	$0.5	$0.3
Process Industries	5.7	4.1	3.4
Steel	101.2	119.8	102.6
	$107.4	$124.4	$106.3
Segment EBIT:
Mobile Industries	$208.1	$261.8	$207.6
Process Industries	274.9	274.2	133.6
Aerospace and Defense	36.3	5.1	16.7
Steel	251.8	267.4	146.2
Total EBIT, for reportable segments	$771.1	$808.5	$504.1
Unallocated corporate expenses	(84.4)	(80.8)	(67.4)
CDSOA receipts, net of expense	108.0	—	—
Interest expense	(31.1)	(36.8)	(38.2)
Interest income	2.9	5.6	3.7
Intersegment adjustments	(0.5)	0.3	3.3
Income from continuing operations before income taxes	$766.0	$696.8	$405.5
Assets employed at year-end:
Mobile Industries	$1,053.0	$1,233.7	$1,124.9
Process Industries	1,056.4	979.3	707.9
Aerospace and Defense	480.6	526.6	500.6
Steel	921.6	954.2	809.2
Corporate	733.1	633.6	1,037.8
	$4,244.7	$4,327.4	$4,180.4
Capital expenditures:
Mobile Industries	$32.1	$39.5	$20.6
Process Industries	72.4	54.4	41.5
Aerospace and Defense	14.0	10.6	9.7
Steel	175.5	99.8	43.7
Corporate	3.2	1.0	0.3
	$297.2	$205.3	$115.8
Depreciation and amortization:
Mobile Industries	$60.8	$70.2	$74.8
Process Industries	62.2	51.8	42.6
Aerospace and Defense	23.1	23.2	24.2
Steel	49.7	45.8	46.1
Corporate	2.2	1.5	2.0
	$198.0	$192.5	$189.7
Corporate assets include corporate buildings and cash and cash equivalents.

Note 15 – Income Taxes
Income from continuing operations before income taxes, based on geographic location of the operations to which such earnings are attributable, is provided below. As the Company has elected to treat certain foreign subsidiaries as branches for U.S. income tax purposes, pretax income attributable to the United States shown below may differ from the pretax income reported in the Company’s annual U.S. Federal income tax return.

Income from continuing operations before income taxes:

	2012	2011	2010
United States	$680.8	$527.6	$281.6
Non-United States	85.2	169.2	123.9
Income from continuing operations before income taxes	$766.0	$696.8	$405.5
The provision for income taxes consisted of the following:

	2012	2011	2010
Current:
Federal	$103.5	$53.8	$48.3
State and local	7.2	6.8	2.6
Foreign	36.3	55.1	26.3
	$147.0	$115.7	$77.2
Deferred:
Federal	105.2	117.7	57.9
State and local	18.1	11.7	1.2
Foreign	(0.2)	(4.9)	(0.3)
	$123.1	$124.5	$58.8
United States and foreign tax expense on income	$270.1	$240.2	$136.0
The Company made net income tax payments of $121.0 million and $101.9 million in 2012 and 2011, respectively, and received net income tax refunds of $16.0 million in 2010.

Note 15 – Income Taxes (continued)

The following table is the reconciliation between the provision for income taxes and the amount computed by applying the U.S. Federal income tax rate of 35% to income before taxes:

	2012	2011	2010
Income tax at the U.S. federal statutory rate	$268.1	$243.9	$141.9
Adjustments:
State and local income taxes, net of federal tax benefit	15.6	11.2	2.5
Tax on foreign remittances and U.S. tax on foreign income	9.5	15.3	5.8
Foreign losses without current tax benefits	16.1	7.7	5.4
Foreign earnings taxed at different rates including tax holidays	(18.1)	(26.4)	(12.2)
U.S. domestic manufacturing deduction	(7.5)	(6.6)	(3.5)
U.S. foreign tax credit	(13.7)	—	—
U.S. research tax credit	(0.4)	(1.5)	(2.2)
Accruals and settlements related to tax audits	4.3	1.2	2.5
Patient Protection and Affordable Care Act	—	—	21.6
Contributions to voluntary employee benefits association	—	—	(19.8)
Other items, net	(3.8)	(4.6)	(6.0)
Provision for income taxes	$270.1	$240.2	$136.0
Effective income tax rate	35.3%	34.5%	33.5%
In connection with various investment arrangements, the Company has been granted a “holiday” from income taxes for one affiliate in Asia for 2012 and 2011 and two affiliates in Asia for 2010. These agreements began to expire at the end of 2010, with full expiration in 2018. In total, the agreements reduced income tax expense by $1.0 million in 2012, $1.0 million in 2011 and $1.1 million in 2010. These savings resulted in an increase to earnings per diluted share of $0.01 in 2012, $0.01 in 2011 and $0.01 in 2010.
Income tax expense includes U.S. and international income taxes. Except as required under U.S. tax law, management does not provide U.S. taxes on our undistributed earnings of foreign subsidiaries that have not been previously taxed since management intends to invest such undistributed earnings indefinitely outside the United States. Undistributed earnings of foreign subsidiaries that are indefinitely outside of the United States were $544.0 million and $559.0 million at December 31, 2012 and 2011, respectively. Determination of the unrecognized deferred tax liability that would be incurred if such amounts were repatriated is not practicable.
The effect of temporary differences giving rise to deferred tax assets and liabilities at December 31, 2012 and 2011 was as follows:

	2012	2011
Deferred tax assets:
Accrued postretirement benefits cost	$185.0	$144.5
Accrued pension cost	137.1	229.6
Inventory	15.4	18.1
Other employee benefit accruals	11.8	10.1
Tax loss and credit carryforwards	145.1	141.7
Other, net	74.7	74.0
Valuation allowances	(183.9)	(179.7)
	$385.2	$438.3
Deferred tax liabilities - principally depreciation and amortization	(231.9)	(218.0)
Net deferred tax assets	$153.3	$220.3

Note 15 – Income Taxes (continued)

The Company has a U.S. foreign tax credit carryforward of $2.7 million that will expire in 2016, and U.S. state and local credit carryforwards of $2.9 million, portions of which will expire in 2013. The Company also has U.S. state and local loss carryforwards with tax benefits totaling $1.3 million, portions of which will expire at the end of 2013. In addition, the Company has loss carryforwards in various non-U.S. jurisdictions with tax benefits totaling $137.4 million having various expiration dates, as well as tax credit carryforwards of $0.8 million. The Company has provided valuation allowances of $140.7 million against certain of these carryforwards. The majority of the non-U.S. loss carryforwards represent local country net operating losses for branches of the Company or entities treated as branches of the Company under U.S. tax law. Tax benefits have been recorded for these losses in the United States. The related local country net operating loss carryforwards are offset fully by valuation allowances. In addition to loss and credit carryforwards, the Company has provided valuation allowances of $43.2 million against other deferred tax assets.
As of December 31, 2012, the Company had $112.6 million of total gross unrecognized tax benefits. Included in this amount was $47.5 million, which represented the amount of unrecognized tax benefits that would favorably impact the Company’s effective income tax rate in any future periods if such benefits were recognized. As of December 31, 2012, the Company anticipates a decrease in its unrecognized tax positions of approximately $40.0 million to $45.0 million during the next 12 months. The anticipated decrease is primarily due to settlements with tax authorities and the expiration of various statutes of limitation. As of December 31, 2012, the Company had accrued $11.3 million of interest and penalties related to uncertain tax positions. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense.
As of December 31, 2011, the Company had $87.2 million of total gross unrecognized tax benefits. Included in this amount was $45.3 million, which represented the amount of unrecognized tax benefits that would favorably impact the Company’s effective income tax rate in any future periods if such benefits were recognized. As of December 31, 2011, the Company had accrued $9.0 million of interest and penalties related to uncertain tax positions.
The following table reconciles the Company’s total gross unrecognized tax benefits for the years ended December 31, 2012 and 2011:

	2012	2011
Beginning balance, January 1	$87.2	$77.8
Tax positions related to the current year:
Additions	20.6	1.3
Tax positions related to prior years:
Additions	7.0	13.7
Reductions	(1.7)	(5.6)
Lapses in statutes of limitation	(0.5)	—
Ending balance, December 31	$112.6	$87.2
During 2012, gross unrecognized tax benefits increased primarily due to net additions related to various current year and prior year tax matters, including certain amounts received by the Company and treated as capital contributions pursuant to Internal Revenue Code Section 118, U.S. state and local taxes, and taxes related to the Company’s international operations. These increases were partially offset by reductions related to prior year tax matters, including U.S. state and local taxes and taxes related to the Company’s international operations, settlement of tax matters with government authorities and lapses in statutes of limitation on various tax matters.
During 2011, gross unrecognized tax benefits increased primarily due to net additions related to various prior year tax matters, including U.S. state and local taxes, and taxes related to the Company’s international operations. These increases were partially offset by reductions related to prior year tax matters, including U.S. state and local taxes and taxes related to the Company’s international operations, settlement of tax matters with government authorities and lapses in statutes of limitation on various tax matters.

Note 15 – Income Taxes (continued)

As of December 31, 2012, the Company is subject to examination by the IRS for tax years 2006 to the present. The Company is also subject to tax examination in various U.S. state and local tax jurisdictions for tax years 2006 to the present, as well as various foreign tax jurisdictions, including Brazil, Germany, India and Canada for tax years 2002 to the present. The current portion of the Company’s unrecognized tax benefits was presented on the Consolidated Balance Sheets within income taxes payable, and the non-current portion was presented as a component of other non-current liabilities.
During the third quarter of 2012, the Company recorded an adjustment to decrease non-current deferred tax assets and income taxes payable to record the impact of certain pension accruals, which should have been included in the computation of the U.S. federal and state income tax liabilities for the tax year ending December 31, 2011. Non-current deferred tax assets and income taxes payable were reclassified as of December 31, 2011 to reflect the adjustment.

Note 16 – Fair Value
The following tables present the fair value hierarchy for those assets and liabilities on the Consolidated Balance Sheet measured at fair value on a recurring basis as of December 31, 2012 and 2011:

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$586.4	$586.4	$—	$—
Short-term investments	31.3	31.3	—	—
Foreign currency hedges	1.2	—	1.2	—
Total Assets	$618.9	$617.7	$1.2	$—
Liabilities:
Foreign currency hedges	$1.9	$—	$1.9	$—
Total Liabilities	$1.9	$—	$1.9	$—

	December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$464.8	$464.8	$—	$—
Short-term investments	32.0	32.0	—	—
Mutual funds	14.6	14.6	—	—
Foreign currency hedges	1.2	—	1.2	—
Total Assets	$512.6	$511.4	$1.2	$—
Liabilities:
Foreign currency hedges	$8.8	$—	$8.8	$—
Total Liabilities	$8.8	$—	$8.8	$—
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

Note 16 – Fair Value (continued)

During 2012, machinery and equipment primarily associated with the manufacturing facility in St. Thomas with a carrying value of $10.4 million was written down to its fair value of $3.8 million, resulting in an impairment loss of $6.6 million. The fair value of these assets was based on the price that would be received in a current transaction to sell the assets on a standalone basis, considering the age and physical attributes of the equipment, compared to the cost of similar used equipment. The fair value of machinery and equipment was measured using Level 3 inputs.
The following table presents those assets measured at fair value on a nonrecurring basis for the year ended December 31, 2011 using Level 3 inputs:

	Carrying Value	Fair Value Adjustment	Fair Value
Assets held for sale:
Inventories	4.7	(3.2)	1.5
Equity Investments	6.9	(2.8)	4.1
Total assets held for sale	$11.6	$(6.0)	$5.6
Long-lived assets held and used:
Fixed assets	0.5	(0.5)	—
Total assets	$12.1	$(6.5)	$5.6
In 2011, the Company made a decision to exit certain non-strategic aerospace aftermarket product lines. The Company exited these product lines in 2012. The Company wrote-down inventory with a carrying value of $4.7 million to $1.5 million, in 2011, which reflects management’s best estimate of the value it would receive in a sale to a third party given the quantity and timing of the plan to exit these product lines.
Two of the Company’s equity investments, International Component Supply Ltda. (ICS) and Endorsia International AB (Endorsia), were reviewed for impairment during the first half of 2011. With a combined value of $6.9 million, these equity investments were written down to their collective fair value of $4.1 million, resulting in an impairment charge of $2.8 million in other (expense) income during the first half of 2011. The fair value of the investment in ICS was based on the estimated sales proceeds to be received from a third party if the Company were to sell its interest in the joint venture. During the second quarter of 2011, the Company sold its investment in ICS for $4.8 million, resulting in a gain of $0.5 million when adjusting for currency. The Company’s equity investment in Endorsia was completely written down. The fair value of this investment was based on the estimated proceeds to be received by the parties that own Endorsia from the liquidation of this joint venture.

Financial Instruments:
The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, net, accounts payable, trade, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, net, accounts payable, trade and short-term borrowings are a reasonable estimate of their fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $481.3 million and $480.7 million at December 31, 2012 and 2011, respectively. The carrying value of this debt was $424.9 million and $428.9 million at December 31, 2012 and 2011, respectively.

Note 17 – Derivative Instruments and Hedging Activities

The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are foreign currency exchange rate risk, commodity price risk and interest rate risk. Forward contracts on various foreign currencies are entered into in order to manage the foreign currency exchange rate risk on forecasted revenue denominated in foreign currencies. Other forward exchange contracts on various foreign currencies are entered into in order to manage the foreign currency exchange rate risk associated with certain of the Company’s commitments denominated in foreign currencies. Forward contracts on various commodities are entered into in order to manage the price risk associated with forecasted purchases of natural gas used in the Company’s manufacturing process. Interest rate swaps are entered into to manage interest rate risk associated with the Company’s fixed and floating-rate borrowings.

The Company designates certain foreign currency forward contracts as cash flow hedges of forecasted revenues and certain interest rate hedges as fair value hedges of fixed-rate borrowings. The majority of the Company’s natural gas forward contracts are not subject to any hedge designation as they are considered within the normal purchases exemption.

The Company does not purchase or hold any derivative financial instruments for trading purposes. As of December 31, 2012 and 2011, the Company had $97.0 million and $145.2 million, respectively, of outstanding foreign currency forward contracts at notional value. Refer to Note 16 – Fair Value for the fair value disclosure of derivative financial instruments,

Cash Flow Hedging Strategy:
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

Fair Value Hedging Strategy:
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

Note 18 – Research and Development
The Company performs research and development under Company-funded programs and under contracts with the federal government and others. Expenditures committed to research and development amounted to $52.6 million, $49.6 million and $49.9 million in 2012, 2011 and 2010, respectively. Of these amounts, $0.8 million, $0.3 million and $1.6 million, respectively, were funded by others. Expenditures may fluctuate from year-to-year depending on special projects and needs.

Note 19 - Continued Dumping and Subsidy Offset Act (CDSOA)

CDSOA provides for distribution of monies collected by U.S. Customs and Border Protection (U.S. Customs) from antidumping cases to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and people. The Company reported CDSOA receipts, net of expenses, of $108.0 million and $2.0 million in 2012 and 2010, respectively. In 2011, the Company reported expenses incurred in excess of CDSOA receipts of $1.1 million.

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

Note 20 – Quarterly Financial Data
(Unaudited)

	2012
	1st	2nd	3rd	4th	Total
Net sales	$1,421.0	$1,343.2	$1,142.5	$1,080.3	$4,987.0
Gross profit	411.6	377.3	298.9	278.5	1,366.3
Impairment and restructuring charges (1)	0.2	16.7	11.9	0.7	29.5
Net income (2)	156.0	183.4	81.1	75.4	495.9
Net income (loss) attributable to noncontrolling interests	0.3	(0.2)	0.2	0.1	0.4
Net income attributable to The Timken Company	155.7	183.6	80.9	75.3	495.5
Net income per share - Basic:
Total net income per share	$1.59	$1.88	$0.84	$0.79	$5.11
Net income per share - Diluted:
Total net income per share	$1.58	$1.86	$0.83	$0.78	$5.07
Dividends per share	$0.23	$0.23	$0.23	$0.23	$0.92

	2011
	1st	2nd	3rd	4th	Total
Net sales	$1,254.1	$1,329.6	$1,321.8	$1,264.7	$5,170.2
Gross profit (3)	333.3	350.5	343.3	342.6	1,369.7
Impairment and restructuring charges (4)	1.1	6.2	1.2	5.9	14.4
Net income	113.8	122.3	112.2	108.3	456.6
Net income (loss) attributable to noncontrolling interests	1.1	0.8	1.2	(0.8)	2.3
Net income attributable to The Timken Company	112.7	121.5	111.0	109.1	454.3
Net income per share - Basic:
Total net income per share	$1.15	$1.24	$1.13	$1.12	$4.65
Net income per share - Diluted:
Total net income per share	$1.13	$1.22	$1.12	$1.11	$4.59
Dividends per share	$0.18	$0.20	$0.20	$0.20	$0.78
Earnings per share are computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

(1)
Impairment and restructuring charges for the second quarter of 2012 included severance and related benefit costs of $16.5 million, including a curtailment of pension benefits of $10.7 million and exit costs of $0.2 million. Impairment and restructuring charges for the third quarter of 2012 included impairment charges of $6.4 million, severance and related benefit costs of $1.3 million and exit costs of $4.2 million.

(2)	Net income for the second quarter of 2012 included CDSOA receipts of $109.5 million, net of expenses.

(3)	Gross profit for the second quarter of 2011 included an inventory write-down of $3.2 million related to the Company’s decision to exit certain non-strategic aerospace aftermarket product lines.

(4)
Impairment and restructuring charges for the second quarter of 2011 included exit costs of $5.6 million, impairment charges of $0.4 million and severance and related benefit costs of $0.2 million. Impairment and restructuring charges for the fourth quarter of 2011 included exit costs of $5.9 million.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of The Timken Company

We have audited the accompanying consolidated balance sheets of The Timken Company and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Timken Company and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Timken Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 13, 2013

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A. Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, the Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.
There have been no changes during the Company’s fourth quarter of 2012 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Timken management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment under COSO’s “Internal Control-Integrated Framework,” management believes that, as of December 31, 2012, Timken’s internal control over financial reporting is effective.
Ernst & Young LLP, independent registered public accounting firm, has issued an audit report on our assessment of Timken’s internal control over financial reporting as of December 31, 2012, which is presented below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of The Timken Company

We have audited The Timken Company and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Timken Company and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, The Timken Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Timken Company and subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated February 13, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio
February 13, 2013

Item 9B. Other Information
Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
Required information is set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement filed in connection with the annual meeting of shareholders to be held on or about May 7, 2013, and is incorporated herein by reference. Information regarding the executive officers of the registrant is included in Part I hereof. Information regarding the Company’s Audit Committee and its Audit Committee Financial Expert is set forth under the caption “Audit Committee” in the proxy statement filed in connection with the annual meeting of shareholders to be held on or about May 7, 2013, and is incorporated herein by reference.
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

Item 11. Executive Compensation
Required information is set forth under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination of Employment or Change-in-Control,” “Director Compensation,” “Compensation Committee,” “Compensation Committee Report” in the proxy statement filed in connection with the annual meeting of shareholders to be held on or about May 7, 2013, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Required information, including with respect to institutional investors owning more than 5% of the Company’s common stock, is set forth under the caption “Beneficial Ownership of Common Stock” in the proxy statement filed in connection with the annual meeting of shareholders to be held on or about May 7, 2013, and is incorporated herein by reference.
Required information is set forth under the caption “Equity Compensation Plan Information” in the proxy statement filed in connection with the annual meeting of shareholders to be held on or about May 7, 2013, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Required information is set forth under the caption “Election of Directors” in the proxy statement issued in connection with the annual meeting of shareholders to be held on or about May 7, 2013, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
Required information regarding fees paid to and services provided by the Company’s independent auditor during the years ended December 31, 2012 and 2011 and the pre-approval policies and procedures of the Audit Committee of the Company’s Board of Directors is set forth under the caption “Auditors” in the proxy statement issued in connection with the annual meeting of shareholders to be held on or about May 7, 2013, and is incorporated herein by reference.

PART IV.

Item 15. Exhibits and Financial Statement Schedules
(a)(1) - Financial Statements are included in Part II, Item 8 of the Annual Report on Form 10-K.
(a)(2) - Schedule II - Valuation and Qualifying Accounts is submitted as a separate section of this report. Schedules I, III, IV and V are not applicable to the Company and, therefore, have been omitted.
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

(4.7)
Amended and Restated Receivables Purchase Agreement, dated as of November 30, 2012, by and among: Timken Receivables Corporation; The Timken Corporation; the Purchasers from time to time parties thereto; SunTrust Bank and the Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch was filed on November 30, 2012 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

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

(4.10)
Amendment No. 1 to Second Amended and Restated Receivables Sale Agreement dated as of November 30, 2012 between The Timken Corporation and Timken Receivables Corporation was filed on November 30, 2012 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(4.11)
Amendment No. 1 to Receivables Sale Agreement dated as of November 30, 2012 between MPB Corporation and Timken Receivables Corporation was filed on November 30, 2012 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

Management Contracts and Compensation Plans

(10.1)
The Timken Company 1996 Deferred Compensation Plan for officers and other key employees, amended and restated effective December 31, 2010, was filed on February 17, 2012 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

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

(10.5)
The Timken Company Long-Term Incentive Plan for directors, officers and other key employees as amended and restated as of February 5, 2008 and approved by the shareholders on May 1, 2008 was filed on March 18, 2008 as Appendix A to the Registrant's Definitive Proxy Statement on Schedule 14A (Commission File No. 1-1169) and is incorporated herein by reference.

(10.6)
The Timken Company 2011 Long-Term Incentive Plan for directors, officers and other key employees as approved by the shareholders on May 10, 2011 was filed on May 12, 2011 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.7)
Amended and Restated Supplemental Pension Plan of The Timken Company, amended and restated effective as of January 1, 2011, was filed on February 17, 2012 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

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

Management Contracts and Compensation Plans

(10.19)
Form of Amendment No. 1 to The Amended and Restated Employee Excess Benefits Agreement with all Executive Officers after January 1, 2011 and Form of Amendment No. 2 to the Amended and Restated Excess Benefits Agreement with certain Executive Officers and certain key employees of the Company, as adopted December 8, 2011, was filed on February 17, 2012 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.20)
Form of Amendment No. 1 to The Amended and Restated Employee Excess Benefits Agreement entered into with the Chief Executive Officer and the President of Steel, as adopted December 8, 2011, was filed on February 17, 2012 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.21)
Form of Amendment No. 2 to The Amended and Restated Employee Excess Benefits Agreement entered into with the Chief Executive Officer and the President of Steel, as adopted December 8, 2011, was filed on February 17, 2012 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

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

(10.28)
Form of Nonqualified Stock Option Agreement for Non-Employee Directors, as adopted on December 8, 2011, was filed on February 17, 2012 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.29)
Form of Nonqualified Stock Option Agreement for transferable options for Officers, as adopted on December 8, 2011, was filed on February 17, 2012 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.30)
Form of Nonqualified Stock Option Agreement for non-transferable options for Non-Officer Employees, as adopted on December 8, 2011, was filed on February 17, 2012 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.31)
Form of Restricted Share Agreement for Non-Employee Directors, as adopted on January 31, 2005, was filed on March 15, 2005 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.32)	Form of Restricted Shares Agreement, as adopted on November 6, 2008, was filed on February 17, 2012 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.33)
Form of Restricted Share Agreement for Non-Employee Directors, as adopted on December 8, 2011, was filed on February 17, 2012 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.34)
Form of Performance-Vested Restricted Shares Agreement for Executive Officers, as adopted on February 4, 2008, was filed on February 7, 2008 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.35)	Form of Performance Unit Agreement, as adopted on February 4, 2008, was filed on February 7, 2008 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.36)	Form of Performance Shares Agreement was filed on February 11, 2010 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.37)	Form of Performance Unit Agreement (2010-2012 Grant) was filed on March 30, 2010 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

Management Contracts and Compensation Plans

(10.38)	Form of Deferred Shares Agreement, as adopted on November 6, 2008, was filed on February 17, 2012 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.39)	Form of Deferred Shares Agreement, as adopted on February 2, 2009, was filed on February 17, 2012 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.40)
Form of Deferred Shares Agreement entered into with employees after January 1, 2012, as adopted on December 8, 2011, was filed on February 17, 2012 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.41)	Form of Performance-Based Restricted Stock Unit Agreement entered into with key employees was filed on May 2, 2012 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.42)	Form of Time-Based Restricted Stock Unit Agreement entered into with key employees was filed on May 2, 2012 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.43)	Form of Associate Non-Compete Agreement entered into with key employees was filed on December 3, 2012 with Form 10-Q/A (Commission File No. 1-1169) and is incorporated herein by reference.

Listing of Exhibits (continued)

(12)	Computation of Ratio of Earnings to Fixed Charges.

(21)	A list of subsidiaries of the Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31.1)	Principal Executive Officer's Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Principal Financial Officer's Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
Financial statements from the Annual Report on Form 10-K of The Timken Company for the year ended December 31, 2012, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders' Equity and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE TIMKEN COMPANY

By: /s/ James W. Griffith	By: /s/ Glenn A. Eisenberg
James W. Griffith	Glenn A. Eisenberg
President, Chief Executive Officer and Director	Executive Vice President—Finance
(Principal Executive Officer)	and Administration (Principal Financial Officer)
Date: February 13, 2013	Date: February 13, 2013

By: /s/ J. Ted Mihaila
J. Ted Mihaila
Senior Vice President and Controller
(Principal Accounting Officer)
Date: February 13, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ John M. Ballbach*	By: /s/ Frank C. Sullivan *
John M. Ballbach, Director	Frank C. Sullivan, Director
Date: February 13, 2013	Date: February 13, 2013

By: /s/ Phillip R. Cox*
Phillip R. Cox, Director	John M. Timken, Jr., Director
Date: February 13, 2013

By: /s/ Ward J. Timken *
Diane C. Creel, Director	Ward J. Timken, Director
Date: February 13, 2013

By: /s/ John A. Luke, Jr. *	By: /s/ Ward J. Timken, Jr.*
John A. Luke, Jr., Director	Ward J. Timken, Jr., Director
Date: February 13, 2013	Date: February 13, 2013

By: /s/ Joseph W. Ralston *	By: /s/ Jacqueline F. Woods*
Joseph W. Ralston, Director	Jacqueline F. Woods, Director
Date: February 13, 2013	Date: February 13, 2013

By: /s/ John P. Reilly *	* By: /s/ Glenn A. Eisenberg
John P. Reilly, Director	Glenn A. Eisenberg, attorney-in-fact
Date: February 13, 2013	By authority of Power of Attorney
filed as Exhibit 24 hereto
Date: February 13, 2013

Schedule II—Valuation and Qualifying Accounts
The Timken Company and Subsidiaries

Allowance for uncollectible accounts:	2012	2011	2010
Balance at Beginning of Period	$19.0	$27.6	$41.6
Additions:
Charged to Costs and Expenses (1)	7.6	14.4	16.5
Charged to Other Accounts (2)	(0.6)	(2.5)	(1.2)
Deductions (3)	13.9	20.5	29.3
Balance at End of Period	$12.1	$19.0	$27.6

Allowance for surplus and obsolete inventory:	2012	2011	2010
Balance at Beginning of Period	$30.9	$30.8	$30.8
Additions:
Charged to Costs and Expenses (4)	10.8	12.2	19.9
Charged to Other Accounts (2)	1.2	5.2	0.4
Deductions (5)	21.4	17.3	20.3
Balance at End of Period	$21.5	$30.9	$30.8

Valuation allowance on deferred tax assets:	2012	2011	2010
Balance at Beginning of Period	$179.7	$174.9	$222.5
Additions
Charged to Costs and Expenses (6)	13.8	22.6	11.1
Charged to Other Accounts (7)	13.8	(3.9)	(11.9)
Deductions (8)	23.4	13.9	46.8
Balance at End of Period	$183.9	$179.7	$174.9

(1)	Provision for uncollectible accounts included in expenses.

(2)	Currency translation and change in reserves due to acquisitions, net of divestitures.

(3)	Actual accounts written off against the allowance—net of recoveries.

(4)	Provisions for surplus and obsolete inventory included in expenses.

(5)	Inventory items written off against the allowance.

(6)	Increase in valuation allowance is recorded as a component of the provision for income taxes.

(7)	Includes valuation allowances recorded against other comprehensive income/loss or goodwill.

(8)	Amount primarily relates to the reversal of valuation allowances due to the realization of net operating loss carryforwards.