Form 10-Q
period 2013-03-31
TIMKEN CO
filed 2013-04-29
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2013
Common Shares, without par value	96,153,921 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE TIMKEN COMPANY AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2013	2012
(Dollars in millions, except per share data)
Net sales	$1,089.9	$1,421.0
Cost of products sold	815.4	1,009.4
Gross Profit	274.5	411.6
Selling, general and administrative expenses	153.6	164.7
Impairment and restructuring charges	1.2	0.2
Operating Income	119.7	246.7
Interest expense	(6.4)	(8.6)
Interest income	0.5	0.7
Other (expense), net	—	(1.3)
Income Before Income Taxes	113.8	237.5
Provision for income taxes	38.8	81.5
Net Income	75.0	156.0
Less: Net (loss) income attributable to noncontrolling interest	(0.1)	0.3
Net Income attributable to The Timken Company	$75.1	$155.7
Net Income per Common Share attributable to The Timken Company Common Shareholders
Basic earnings per share	$0.78	$1.59
Diluted earnings per share	$0.77	$1.58
Dividends per share	$0.23	$0.23

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2013	2012
(Dollars in millions)
Net Income	$75.0	$156.0
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(16.1)	23.4
Pension and postretirement liability adjustment	29.6	12.3
Change in fair value of marketable securities	—	(0.5)
Change in fair value of derivative financial instruments	0.8	1.0
Other comprehensive income	14.3	36.2
Comprehensive Income	89.3	192.2
Less: comprehensive (loss) income attributable to noncontrolling interest	(0.1)	0.2
Comprehensive Income attributable to The Timken Company	$89.4	$192.0
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	(Unaudited)
	March 31, 2013	December 31, 2012
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$457.9	$586.4
Accounts receivable, less allowances: 2013 – $12.6 million; 2012 – $12.1 million	607.2	546.7
Inventories, net	833.8	862.1
Deferred income taxes	80.0	98.6
Deferred charges and prepaid expenses	34.2	12.6
Other current assets	60.1	67.7
Total Current Assets	2,073.2	2,174.1
Property, Plant and Equipment, net	1,423.6	1,405.3
Other Assets
Goodwill	345.2	338.9
Other intangible assets	225.8	224.7
Deferred income taxes	58.7	62.5
Other non-current assets	38.6	39.2
Total Other Assets	668.3	665.3
Total Assets	$4,165.1	$4,244.7
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$7.4	$14.3
Accounts payable, trade	229.7	216.2
Salaries, wages and benefits	164.7	213.9
Income taxes payable	95.3	33.5
Deferred income taxes	7.8	2.9
Other current liabilities	161.9	177.5
Current portion of long-term debt	9.8	9.6
Total Current Liabilities	676.6	667.9
Non-Current Liabilities
Long-term debt	455.3	455.1
Accrued pension cost	266.9	391.4
Accrued postretirement benefits cost	365.9	371.8
Deferred income taxes	8.9	4.9
Other non-current liabilities	68.6	107.0
Total Non-Current Liabilities	1,165.6	1,330.2
Shareholders’ Equity
Class I and II Serial Preferred Stock, without par value:
Authorized – 10,000,000 shares each class, none issued	—	—
Common stock, without par value:
Authorized – 200,000,000 shares
Issued (including shares in treasury) (2013 – 98,375,135 shares; 2012 – 98,375,135 shares)
Stated capital	53.1	53.1
Other paid-in capital	890.2	891.4
Earnings invested in the business	2,464.2	2,411.2
Accumulated other comprehensive loss	(998.9)	(1,013.2)
Treasury shares at cost (2013 – 2,221,214 shares; 2012 – 2,476,921 shares)	(100.0)	(110.3)
Total Shareholders’ Equity	2,308.6	2,232.2
Noncontrolling Interest	14.3	14.4
Total Equity	2,322.9	2,246.6
Total Liabilities and Shareholders’ Equity	$4,165.1	$4,244.7
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2013	2012
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income attributable to The Timken Company	$75.1	$155.7
Net income attributable to noncontrolling interest	(0.1)	0.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48.4	49.8
Loss on sale of assets	0.6	1.6
Deferred income tax provision	(0.3)	(0.4)
Stock-based compensation expense	4.1	4.4
Pension and other postretirement expense	22.5	21.0
Pension contributions and other postretirement benefit payments	(117.1)	(104.7)
Changes in operating assets and liabilities:
Accounts receivable	(61.8)	(112.0)
Inventories	27.3	(21.4)
Accounts payable, trade	12.4	22.1
Other accrued expenses	(74.9)	(103.4)
Income taxes	31.5	58.2
Other, net	(3.6)	(9.9)
Net Cash Used by Operating Activities	(35.9)	(38.7)
Investing Activities
Capital expenditures	(63.4)	(46.0)
Acquisitions	(14.4)	(0.2)
Proceeds from disposals of property, plant and equipment	0.6	0.9
Investments in short-term marketable securities, net	8.0	17.5
Other	0.1	(1.4)
Net Cash Used by Investing Activities	(69.1)	(29.2)
Financing Activities
Cash dividends paid to shareholders	(22.1)	(22.5)
Net proceeds from common share activity	9.1	12.6
Purchase of treasury shares	—	(26.2)
Payments on long-term debt	—	(1.5)
Short-term debt activity, net	(7.0)	(9.9)
Net Cash Used by Financing Activities	(20.0)	(47.5)
Effect of exchange rate changes on cash	(3.5)	5.9
Decrease In Cash and Cash Equivalents	(128.5)	(109.5)
Cash and cash equivalents at beginning of year	586.4	464.8
Cash and Cash Equivalents at End of Period	$457.9	$355.3
See accompanying Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions, except per share data)

Note 1 - Basis of Presentation
The accompanying Consolidated Financial Statements (unaudited) for The Timken Company (the Company) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by the accounting principles generally accepted in the United States (U.S. GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to the Consolidated Financial Statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Note 2 - Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," effective for annual and interim reporting periods beginning after December 15, 2012. The new accounting rules require all U.S. public companies to report the effect of items reclassified out of accumulated other comprehensive income on the respective line items of net income, net of tax, either on the face of the financial statements where net income is presented or in a tabular format in the notes to the financial statements. Effective January 1, 2013, the Company adopted ASU No. 2013-02. The new accounting rules expand the disclosure of other comprehensive income and had no impact on the Company's results of operations and financial condition. See Note 8 - Accumulated Other Comprehensive Loss for additional information on the new disclosure.

Note 3 - Inventories

The components of inventories were as follows:

	March 31, 2013	December 31, 2012
Manufacturing supplies	$60.1	$64.3
Raw materials	92.9	110.7
Work in process	276.5	278.1
Finished products	426.1	430.4
Subtotal	855.6	883.5
Allowance for obsolete and surplus inventory	(21.8)	(21.4)
Total Inventories, net	$833.8	$862.1

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

The LIFO reserve at March 31, 2013 and December 31, 2012 was $276.7 million and $280.6 million, respectively. The Company recognized a decrease in its LIFO reserve of $3.9 million during the first quarter of 2013, compared to an increase in its LIFO reserve of $8.8 million during the first quarter of 2012.

Based on current expectations of inventory levels and costs, the Company expects to recognize a decrease of approximately $3.7 million in its LIFO reserve for the year ended December 31, 2013. The expected decrease in the LIFO reserve for 2013 reflects lower anticipated costs, especially scrap steel costs. A 1.0% increase in costs would increase the current LIFO expense estimate for 2013 by $5.8 million. A 1.0% increase in inventory quantities would have no effect on the current LIFO expense estimate for 2013.

Note 4 - Property, Plant and Equipment

The components of property, plant and equipment were as follows:

	March 31, 2013	December 31, 2012
Land and buildings	$658.1	$653.8
Machinery and equipment	3,180.5	3,138.3
Subtotal	3,838.6	3,792.1
Accumulated depreciation	(2,415.0)	(2,386.8)
Property, Plant and Equipment, net	$1,423.6	$1,405.3

Depreciation expense for the three months ended March 31, 2013 and 2012 was $43.8 million and $44.6 million, respectively. At March 31, 2013 and December 31, 2012, machinery and equipment included $84 million and $85 million, respectively, of capitalized software. Depreciation expense on capitalized software for the three months ended March 31, 2013 and 2012 was approximately $6.2 million and $6.7 million, respectively.

Note 5 - Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2013 were as follows:

	Mobile Industries	Process Industries	Aerospace	Steel	Total
Beginning balance	$17.7	$146.4	$162.2	$12.6	$338.9
Acquisitions	5.5	(0.1)	—	—	5.4
Other	—	1.0	(0.1)	—	0.9
Ending balance	$23.2	$147.3	$162.1	$12.6	$345.2

The change related to acquisitions primarily reflects the preliminary purchase price allocation for the acquisition of Interlube Systems Ltd. (Interlube) completed on March 11, 2013. See Note 14 - Acquisitions for additional information on the acquisition of Interlube.

The following table displays intangible assets as of March 31, 2013 and December 31, 2012:

	As of March 31, 2013			As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$163.3	$41.6	$121.7	$159.6	$38.1	$121.5
Know-how	27.9	3.1	24.8	26.1	2.8	23.3
Industrial license agreements	0.2	0.1	0.1	0.2	0.1	0.1
Land-use rights	8.7	4.2	4.5	8.6	4.1	4.5
Patents	2.2	1.7	0.5	2.5	1.8	0.7
Technology use	46.4	11.6	34.8	47.0	11.5	35.5
Trademarks	3.9	2.2	1.7	4.2	3.4	0.8
PMA licenses	8.8	3.7	5.1	8.8	3.6	5.2
Non-compete agreements	4.5	3.4	1.1	4.4	3.3	1.1
Unpatented technology	7.2	7.2	—	7.2	6.7	0.5
	$273.1	$78.8	$194.3	$268.6	$75.4	$193.2
Intangible assets not subject to amortization:
Tradename	$17.3	$—	$17.3	$17.3	$—	$17.3
FAA air agency certificates	14.2	—	14.2	14.2	—	14.2
	$31.5	$—	$31.5	$31.5	$—	$31.5
Total intangible assets	$304.6	$78.8	$225.8	$300.1	$75.4	$224.7

Amortization expense for intangible assets was $4.6 million and $5.2 million for the three months ended March 31, 2013 and March 31, 2012, respectively. Amortization expense for intangible assets is estimated to be approximately $19.5 million for 2013; $19.3 million in 2014; $19.2 million in 2015; $18.9 million in 2016; and $18.6 million in 2017.

Note 6 - Financing Arrangements

Short-term debt at March 31, 2013 and December 31, 2012 was as follows:

	March 31, 2013	December 31, 2012
Variable-rate lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 0.62% to 2.28% and 0.61% to 2.28% at March 31, 2013 and December 31, 2012, respectively	$7.4	$14.3
Short-term debt	$7.4	$14.3

The lines of credit for certain of the Company’s foreign subsidiaries provide for short-term borrowings up to $215.6 million. Most of these lines of credit are uncommitted. At March 31, 2013, the Company’s foreign subsidiaries had borrowings outstanding of $7.4 million and guarantees of $0.1 million, which reduced the availability under these facilities to $208.1 million.

The Company has a $200 million Amended and Restated Asset Securitization Agreement (Asset Securitization Agreement), which matures on November 30, 2015. Under the terms of the Asset Securitization Agreement, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary, that in turn uses the trade receivables to secure borrowings, which are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the agreement are limited by certain borrowing base calculations. Any amounts outstanding under this Asset Securitization Agreement would be reported in short-term debt on the Company’s Consolidated Balance Sheet. As of March 31, 2013, there were no outstanding borrowings under the Asset Securitization Agreement. However, certain borrowing base limitations reduced the availability of the Asset Securitization Agreement to $190.6 million at March 31, 2013. The cost of this facility, which is the commercial paper rate plus program fees, is considered a financing cost and is included in interest expense in the Consolidated Statements of Income.

Long-term debt at March 31, 2013 and December 31, 2012 was as follows:

	March 31, 2013	December 31, 2012
Fixed-rate Medium-Term Notes, Series A, mature at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	$175.0	$175.0
Fixed-rate Senior Unsecured Notes, maturing on September 15, 2014, with an interest rate of 6.0%	249.9	249.9
Variable-rate State of Ohio Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.11% at March 31, 2013)	12.2	12.2
Variable-rate State of Ohio Air Quality Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.21% at March 31, 2013)	9.5	9.5
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (0.21% at March 31, 2013)	8.5	8.5
Other	10.0	9.6
	$465.1	$464.7
Less current maturities	9.8	9.6
Long-term debt	$455.3	$455.1

The Company has a $500 million Amended and Restated Credit Agreement (Senior Credit Facility), which matures on May 11, 2016. At March 31, 2013, the Company had no outstanding borrowings under the Senior Credit Facility but had letters of credit outstanding totaling $8.6 million, which reduced the availability under the Senior Credit Facility to $491.4 million. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At March 31, 2013, the Company was in full compliance with the covenants under the Senior Credit Facility.

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

Certain of the Company’s foreign subsidiaries have facilities that also provide for long-term borrowings up to $9.6 million. At March 31, 2013, the Company had outstanding borrowings of $9.6 million, leaving no availability under these long-term facilities.

Note 7 - Equity

The changes in the equity components for the three months ended March 31, 2013 were as follows:

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Earnings Invested in the Business	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non- controlling Interest
Balance at December 31, 2012	$2,246.6	$53.1	$891.4	$2,411.2	$(1,013.2)	$(110.3)	$14.4
Net income	75.0			75.1			(0.1)
Foreign currency translation adjustment	(16.1)				(16.1)
Pension and postretirement liability adjustment (net of the income tax benefit of $11.4 million)	29.6				29.6
Change in fair value of derivative financial instruments	0.8				0.8
Dividends – $0.23 per share	(22.1)			(22.1)
Excess tax benefit from stock compensation	4.5		4.5
Stock-based compensation expense	4.1		4.1
Stock option exercise activity	6.5		(6.1)			12.6
Restricted shares (issued) surrendered	—		(3.7)			3.7
Shares surrendered for taxes	(6.0)					(6.0)
Balance at March 31, 2013	$2,322.9	$53.1	$890.2	$2,464.2	$(998.9)	$(100.0)	$14.3

Note 8 - Accumulated Other Comprehensive Loss

The following table presents details about components of accumulated other comprehensive loss for the three months ended March 31, 2013:

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance, December 31, 2012	$49.0	$(1,061.5)	$(0.7)	$(1,013.2)
Other comprehensive (loss) income before reclassifications, before income tax	(16.1)	9.0	1.0	(6.1)
Amounts reclassified from accumulated other comprehensive income, before income taxes	—	32.0	0.1	32.1
Income tax (benefit) expense	—	(11.4)	(0.3)	(11.7)
Net current period other comprehensive, net of income taxes	(16.1)	29.6	0.8	14.3
Balance, March 31, 2013	$32.9	$(1,031.9)	$0.1	$(998.9)

The following table presents details about components of accumulated other comprehensive loss for the three months ended March 31, 2012:

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of marketable securities	Change in fair value of derivative financial instruments	Total
Balance, December 31, 2011	$38.5	$(928.3)	$0.6	$(0.3)	$(889.5)
Other comprehensive income (loss) before reclassifications, before income tax	23.4	(3.8)	—	1.2	20.8
Amounts reclassified from accumulated other comprehensive income before income taxes	—	24.5	(0.9)	0.4	24.0
Income tax (benefit) expense	—	(8.4)	0.4	(0.6)	(8.6)
Non-controlling interest	—	—	0.1	—	0.1
Net current period other comprehensive, net of income taxes	23.4	12.3	(0.4)	1.0	36.3
Balance, March 31, 2012	$61.9	$(916.0)	$0.2	$0.7	$(853.2)

Other comprehensive (loss) income before reclassifications and income taxes, includes the effect of currency. The reclassification of the pension and postretirement liability adjustment was included in costs of products sold and selling, general and administrative expenses on the Consolidated Statements of Income. The reclassification of the remaining components of accumulated other comprehensive loss were included in the other income (expense), net on the Consolidated Statements of Income.

Note 9 - Earnings Per Share

The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Numerator:
Net income attributable to The Timken Company	$75.1	$155.7
Less: undistributed earnings allocated to nonvested stock	0.1	0.4
Net income available to common shareholders for basic earnings per share and diluted earnings per share	$75.0	$155.3
Denominator:
Weighted average number of shares outstanding, basic	95,848,450	97,451,935
Effect of dilutive securities:
Stock options and awards based on the treasury stock method	975,033	1,135,687
Weighted average number of shares outstanding, assuming dilution of stock options and awards	96,823,483	98,587,622
Basic earnings per share	$0.78	$1.59
Diluted earnings per share	$0.77	$1.58

The exercise prices for certain stock options that the Company has awarded exceed the average market price of the Company’s common shares. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. The antidilutive stock options outstanding during the three months ended March 31, 2013 and 2012 were 307,240 and 306,970, respectively.

Note 10 - Segment Information

The primary measurement used by management to measure the financial performance of each segment is EBIT (earnings before interest and taxes).

	Three Months Ended March 31,
	2013	2012
Net sales to external customers:
Mobile Industries	$397.0	$469.1
Process Industries	283.9	354.1
Aerospace	82.5	91.3
Steel	326.5	506.5
	$1,089.9	$1,421.0
Intersegment sales:
Mobile Industries	$0.1	$—
Process Industries	1.3	1.5
Steel	19.6	29.0
	$21.0	$30.5
Segment EBIT:
Mobile Industries	$51.2	$86.7
Process Industries	42.6	82.3
Aerospace	8.6	10.7
Steel	35.8	88.0
Total EBIT for reportable segments	$138.2	$267.7
Unallocated corporate expenses	(19.9)	(20.7)
Interest expense	(6.4)	(8.6)
Interest income	0.5	0.7
Intersegment adjustments	1.4	(1.6)
Income before income taxes	$113.8	$237.5

Note 11 - Impairment and Restructuring Charges

Impairment and restructuring charges by segment are comprised of the following:

For the three months ended March 31, 2013:

	Mobile Industries	Process Industries	Total
Severance and related benefit costs	$0.8	$0.2	$1.0
Exit costs	0.2	—	0.2
Total	$1.0	$0.2	$1.2

For the three months ended March 31, 2012:

Mobile Industries
Severance and related benefit costs	$0.1
Exit costs	0.1
Total	$0.2

The following discussion explains the impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above.

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

The Company has incurred pretax costs of approximately $32.7 million as of March 31, 2013, including rationalization costs recorded in cost of products sold. During the first quarter of 2013, the Company recorded $0.8 million of severance and related benefits.

In March 2007, the Company announced the closure of its manufacturing facility in Sao Paulo, Brazil (Sao Paulo). The Company completed the closure of this manufacturing facility on March 31, 2010. Pretax costs associated with the closure could be as high as approximately $60 million, which includes restructuring costs and rationalization costs recorded in cost of products sold and selling, general and administrative expenses. Mobile Industries has incurred cumulative pretax costs of approximately $57.1 million as of March 31, 2013 related to this closure. During the first three months of 2012, the Company recorded $2.8 million of exit costs associated with the closure of this facility, primarily related to environmental remediation costs. The Company accrues environmental remediation costs when they are probable and estimable.

In addition to the above charges, the Company recorded a favorable adjustment of $2.8 million during the first three months of 2012 for environmental exit costs at the site of its former plant in Columbus, Ohio. The favorable adjustment was a result of the sale of the real estate at the site of this former plant during the first quarter of 2012. The buyer assumed responsibility for the environmental remediation as a result of the sale. The buyer was able to obtain funding from the State of Ohio to remediate the site.

The following is a rollforward of the consolidated restructuring accrual for the three months ended March 31, 2013 and the twelve months ended December 31, 2012:

	March 31, 2013	December 31, 2012
Beginning balance, January 1	$17.6	$21.8
Expense	1.2	12.2
Payments	(2.3)	(16.4)
Ending balance	$16.5	$17.6

The restructuring accrual at March 31, 2013 and December 31, 2012 was included in other current liabilities on the Consolidated Balance Sheets. The restructuring accrual at March 31, 2013 included $5.8 million of environmental remediation costs, of which $4.8 million relates to Sao Paulo. The Company adjusts environmental remediation accruals based on the best available estimate of costs to be incurred, the timing and extent of remedial actions required by governmental authorities and the amount of the Company's liability in proportion to other responsible parties. The Company's estimated total liability for this site ranges from a minimum of $4.8 million to a maximum of $8.7 million. It is possible that the estimates may change in the near term.

Note 12 - Retirement and Postretirement Benefit Plans

The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension and postretirement benefit plans. The amounts for the three months ended March 31, 2013 are based on actuarial calculations prepared during the fourth quarter of 2012. Consistent with prior years, these calculations will be updated later in the year. These updated calculations may result in a different net periodic benefit cost for 2013. The net periodic benefit cost recorded for the three months ended March 31, 2013 is the Company’s best estimate of each period’s proportionate share of the amounts to be recorded for the year ending December 31, 2013.

	Pension		Postretirement
	March 31,		March 31,
	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$10.1	$8.8	$0.8	$0.7
Interest cost	34.0	37.8	5.7	7.2
Expected return on plan assets	(57.3)	(55.2)	(2.8)	(2.8)
Amortization of prior service cost	1.2	2.3	(0.1)	(0.1)
Amortization of net actuarial loss	29.2	21.2	1.7	1.1
Net periodic benefit cost	$17.2	$14.9	$5.3	$6.1

Note 13 - Income Taxes

The Company's provision for income taxes in interim periods is computed by applying the appropriate annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior year tax liabilities, are recorded during the period(s) in which they occur.

	Three Months Ended March 31,
	2013	2012
Provision for income taxes	$38.8	$81.5
Effective tax rate	34.1%	34.3%

The effective tax rate in the first quarter of 2013 was lower than the U.S. federal statutory rate of 35% primarily due to earnings in certain foreign jurisdictions where the effective tax rate is less than 35%, the U.S. manufacturing deduction, the U.S. research tax credit, and other discrete net income tax benefits related to prior tax periods. These factors were partially offset by U.S. state and local taxes, U.S. taxation of foreign income, and losses at certain foreign subsidiaries where no tax benefit could be recorded.

The effective tax rate in the first quarter of 2012 was lower than the U.S. federal statutory tax rate primarily due to earnings in certain foreign jurisdictions where the effective tax rate was less than 35%, the U.S. manufacturing deduction, and other U.S. tax benefits. These factors were partially offset by U.S. state and local taxes, U.S. taxation of foreign income, losses at certain foreign subsidiaries where no tax benefit could be recorded and other net discrete income tax expense items related to prior tax periods.

Note 14 - Acquisitions

On March 11, 2013, the Company completed the acquisition of Interlube which makes and markets automated lubrication delivery systems and related components to end market sectors including commercial vehicles, construction, mining, and heavy and general industries, for approximately $14.8 million, including cash acquired of approximately $0.3 million that is subject to a post-closing indebtedness adjustment. Based in Plymouth, United Kingdom, Interlube employs about 90 employees and had 2012 sales of approximately $13 million. The results of Interlube will be reported in the Mobile Industries segment.

The following table presents the preliminary purchase price allocation for acquisitions in 2013:

Initial Purchase Price Allocation
Assets:
Accounts receivable, net	$2.0
Inventories, net	2.8
Deferred charges and prepaid expenses	0.2
Other current assets	0.1
Property, plant and equipment, net	2.0
Goodwill	5.5
Other intangible assets	5.7
Total assets acquired	$18.3
Liabilities:
Accounts payable, trade	$1.0
Salaries, wages and benefits	0.2
Other current liabilities	0.7
Other non-current liabilities	1.9
Total liabilities assumed	$3.8
Net assets acquired	$14.5

The following table summarizes the preliminary purchase price allocation for identifiable intangible assets acquired in 2013:

	Initial Purchase Price Allocation
		Weighted - Average Life
Trade name	$0.1	2 years
Know-how	1.7	10 years
All customer relationships	3.8	10 years
Non-compete agreements	0.1	3 years
Total intangible assets allocated	$5.7

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

The following table presents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013:

	March 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$457.9	$457.9	$—	$—
Short-term investments	23.6	23.6	—	—
Foreign currency hedges	1.4	—	1.4	—
Total Assets	$482.9	$481.5	$1.4	$—
Liabilities:
Foreign currency hedges	$1.9	$—	$1.9	$—
Total Liabilities	$1.9	$—	$1.9	$—

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

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, net, accounts payable, trade, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, net, accounts payable, trade and short-term borrowings are a reasonable estimate of their fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $485.1 million and $481.3 million at March 31, 2013 and December 31, 2012, respectively. The carrying value of this debt was $424.9 million at March 31, 2013 and December 31, 2012. The fair value of long-term fixed debt was measured using Level 2 inputs.

Note 16 - Subsequent Events

On April 11, 2013, the Company completed the acquisition of the assets of Smith Services, Inc. (Smith Services), an electric motor repair specialist, for $13.3 million. Based in Princeton, West Virginia and employing approximately 140 people, Smith Services had 2012 sales of approximately $17 million. The Company will report the results for Smith Services in the Process Industries segment.

In April 2013, the Company issued new shares in its subsidiary in India, Timken India Limited, for approximately $9.4 million, which diluted its controlling interest from 80% to 75%.

In November 2010, the Company entered into an agreement to sell the real estate of its former manufacturing facility in Sao Paulo. The transfer of this land was expected to be completed as early as 2013 after the Company had finished the soil remediation and a groundwater remediation plan had been approved.  Based on the terms of the agreement, once title transferred, the Company expected to receive approximately $30 million, including interest, subject to fluctuation in foreign currency exchange rates, over an 18-month period.  On April 24, 2013, the Company was notified by the buyer that it was exercising its right to terminate the agreement.  The Company is considering its options with respect to this real estate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Overview

Introduction:

The Timken Company, a global industrial technology leader, applies its deep knowledge of materials, friction management and mechanical power transmission to improve the reliability and efficiency of industrial machinery and equipment all around the world. The Company engineers, manufactures and markets high-performance mechanical components and engineered steel. Timken® bearings, alloy steel bars and tubes, as well as transmissions, gearboxes, chain, and related products and services, support diversified markets worldwide through the original equipment manufacturers and aftermarket channels. The Company operates under four segments: (1) Mobile Industries; (2) Process Industries; (3) Aerospace (formerly Aerospace and Defense); and (4) Steel. The following further describes these business segments:

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

•
Aerospace provides bearings, helicopter transmission systems, rotor head assemblies, turbine engine components, gears and other precision flight-critical components for commercial and military aviation applications. It also provides aftermarket services, including repair and overhaul of engines, transmissions and fuel controls, as well as aerospace bearing repair and component reconditioning. Additionally, this segment manufactures precision bearings, complex assemblies and sensors for manufacturers of health and critical motion control equipment.

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

•
Differentiating its businesses and its products, offering a broad array of mechanical power transmission components, high-performance steel and related solutions and services. In 2012, the Company extended the Timken® spherical bearing and housed unit bearing lines and developed new crankshaft steels as well as incorporated Drives® chain and Philadelphia Gear® repair services into its offerings.

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

The following items highlight the Company's more recent significant strategic accomplishments:

•
In March 2013, the Company completed the acquisition of Interlube, which makes and markets automated lubrication delivery systems and related components to end-market sectors including commercial vehicles, construction, mining, and heavy and general industries, for $14.8 million in cash. Based in Plymouth, United Kingdom, Interlube employs about 90 employees and had 2012 sales of approximately $13 million. The results of Interlube will be reported in the Mobile Industries segment.

•
On April 11, 2013, the Company completed the acquisition of the assets of Smith Services, an electric motor repair specialist, for $13.3 million in cash. Based in Princeton, West Virginia and employing approximately 140 people, Smith Services had 2012 sales of approximately $17 million. The Company will report the results for Smith Services in the Process Industries segment.

Overview:

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Net sales	$1,089.9	$1,421.0	$(331.1)	(23.3)%
Net income attributable to The Timken Company	75.1	155.7	(80.6)	(51.8)%
Diluted earnings per share	$0.77	$1.58	$(0.81)	(51.3)%
Average number of shares – diluted	96,823,483	98,587,622	—	—%

The Company reported net sales of approximately $1.1 billion for the first quarter of 2013, compared to approximately $1.4 billion in the first quarter of 2012, a decrease of 23.3%. Sales were lower across all business segments. The decrease in sales was primarily driven by lower volume, lower material surcharges and unfavorable sales mix, partially offset by the impact of favorable pricing and the impact of acquisitions. For the first quarter of 2013, net income per diluted share was $0.77, compared to $1.58 per diluted share for the first quarter of 2012. Earnings for the first quarter of 2013 reflect the impact of lower volume, higher manufacturing costs and unfavorable sales mix, partially offset by a favorable LIFO adjustment, favorable pricing and lower selling, general and administrative costs.

Outlook:

The Company expects 2013 full-year sales to be down approximately 5% compared to 2012, primarily driven by lower volume across the Steel segment and Mobile Industries' light-vehicle and heavy truck market sectors, as well as lower material surcharges, partially offset by increased volume in the Aerospace segment. The Company's earnings are expected to be lower in 2013 compared to 2012, primarily due to lower volume, lower surcharges and higher selling, general and administrative expenses, partially offset by lower material costs. Earnings are also expected to decrease due to the impact of lower U.S. Continued Dumping Subsidy Offset Act (CDSOA) receipts as compared to the prior year.

From a liquidity standpoint, the Company expects to generate cash from operations of approximately $330 million in 2013, a decrease of approximately 50% from 2012, as the Company anticipates lower net income and higher cash used for working capital items, partially offset by lower pension and postretirement contributions. Pension and postretirement contributions are expected to be approximately $300 million in 2013, compared to $376 million in 2012. The Company expects capital expenditures to be approximately $360 million in 2013, compared to $300 million in 2012. The expected increase in capital expenditures is primarily driven by several multi-year projects. See "Other Matters - Capital Expenditures" for more information about capital expenditures.

The Statement of Income

Sales by Segment:

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Mobile Industries	$397.0	$469.1	$(72.1)	(15.4)%
Process Industries	283.9	354.1	(70.2)	(19.8)%
Aerospace	82.5	91.3	(8.8)	(9.6)%
Steel	326.5	506.5	(180.0)	(35.5)%
Total Company	$1,089.9	$1,421.0	$(331.1)	(23.3)%

Net sales for the first quarter of 2013 decreased $331 million, or 23.3%, compared to the first quarter of 2012, primarily due to lower volume of approximately $260 million, lower raw material surcharges of approximately $70 million, unfavorable sales mix of approximately $20 million and the impact of foreign currency of approximately $5 million, partially offset by higher pricing of approximately $10 million and the impact of acquisitions of $10 million. The decrease in volume was due to lower demand across most of the Company's end markets sectors.

Gross Profit:

	Three Months Ended March 31,
	2013	2012	$ Change	Change
Gross profit	$274.5	$411.6	$(137.1)	(33.3)%
Gross profit % to net sales	25.2%	29.0%		(380) bps

Gross profit decreased in the first quarter of 2013 compared to the first quarter of 2012 primarily due to the impact of lower volume of approximately $120 million and unfavorable manufacturing costs of approximately $30 million. These factors were partially offset by a favorable LIFO adjustment of approximately $15 million.

Selling, General and Administrative Expenses:

	Three Months Ended March 31,
	2013	2012	$ Change	Change
Selling, general and administrative expenses	$153.6	$164.7	$(11.1)	(6.7)%
Selling, general and administrative expenses % to net sales	14.1%	11.6%	—	250 bps

The decrease in selling, general and administrative expenses in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to lower expense related to incentive compensation plans of approximately $12 million, partially offset by higher salaries and related benefits of approximately $2 million.

Interest Expense and Income:

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Interest (expense)	$(6.4)	$(8.6)	$2.2	(25.6)%
Interest income	$0.5	$0.7	$(0.2)	(28.6)%

Interest expense for the first quarter of 2013 decreased compared to the first quarter of 2012 primarily due to higher capitalized interest and lower average debt. Interest income for the first quarter of 2013 decreased compared to the first quarter of 2012 primarily due to lower interest rates.

Income Tax Expense:

	Three Months Ended March 31,
	2013	2012	$ Change	Change
Income tax expense	$38.8	$81.5	$(42.7)	(52.4)%
Effective tax rate	34.1%	34.3%	—	(20	) bps

The effective tax rate in the first quarter of 2013 was lower than the U.S. federal statutory rate of 35% primarily due to earnings in certain foreign jurisdictions where the effective tax rate is less than 35%, the U.S. manufacturing deduction, the U.S. research tax credit, and other discrete net income tax benefits related to prior tax periods. These factors were partially offset by U.S. state and local taxes, U.S. taxation of foreign income and losses at certain foreign subsidiaries where no tax benefit could be recorded.

The effective tax rate in the first quarter of 2012 was lower than the U.S. federal statutory tax rate primarily due to earnings in certain foreign jurisdictions where the effective tax rate was less than 35%, the U.S. manufacturing deduction, and other U.S. tax benefits. These factors were partially offset by U.S. state and local taxes, U.S. taxation of foreign income, losses at certain foreign subsidiaries where no tax benefit could be recorded and other net discrete income tax expense items related to prior tax periods.

The decrease in the effective tax rate in the first quarter of 2013 compared to the first quarter of 2012 was primarily due to higher tax benefits from the U.S. research tax credit and certain discrete tax benefits. These factors were partially offset by higher losses at certain foreign subsidiaries where no tax benefit could be recorded and a lower percentage of earnings in certain foreign jurisdictions where the effective tax rate was lower than 35%.

Business Segments

The primary measurement used by management to measure the financial performance of each segment is EBIT. Refer to Note 10 - Segment Information in the Notes to the Consolidated Financial Statements for the reconciliation of EBIT by segment to consolidated income before income taxes.

The presentation of segment results below includes a reconciliation of the changes in net sales for each segment reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions made in 2012 and 2013 and currency exchange rates. The effects of acquisitions and currency exchange rates on net sales are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period. During the fourth quarter of 2012, the Company completed the acquisition of substantially all of the assets of Wazee Companies, LLC (Wazee). Results for Wazee are reported in the Process Industries segment. During the first quarter of 2013, the Company completed the acquisition of Interlube. Results for Interlube will be reported in the Mobile industries segment and did not have a material impact on the Company's results in the first quarter of 2013.

Mobile Industries Segment:

	Three Months Ended March 31,
	2013	2012	$ Change	Change
Net sales, including intersegment sales	$397.1	$469.1	$(72.0)	(15.3)%
EBIT	$51.2	$86.7	$(35.5)	(40.9)%
EBIT margin	12.9%	18.5%	—	(560	) bps

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Net sales, including intersegment sales	$397.1	$469.1	$(72.0)	(15.3)%
Less: Currency	(5.7)	—	(5.7)	NM
Net sales, excluding the impact of currency	$402.8	$469.1	$(66.3)	(14.1)%

The Mobile Industries segment's net sales, excluding the effects of currency-rate changes, decreased 14.1% in the first quarter of 2013 compared to the first quarter of 2012. The decrease was primarily due to lower volume of approximately $65 million. The lower volume was seen across most market sectors led by a decrease in heavy truck, off-highway and light vehicle of approximately 25%, 20% and 10%, respectively. The decrease in light vehicle and heavy truck market sales was primarily due to exited business. EBIT was lower in the first quarter of 2013 compared to the first quarter of 2012 primarily due to the impact of lower volume of approximately $25 million and higher manufacturing costs of approximately $20 million, partially offset by lower selling, general and administrative expenses of approximately $5 million. The higher manufacturing costs were primarily due to lower manufacturing capacity utilization.

Full-year sales for the Mobile Industries segment are expected to decrease 5% to 10% in 2013 compared to 2012. The expected decrease is primarily due to lower volume across most markets, led by a decrease in light-vehicle volume of approximately 15% driven by the Company's market strategy and a decrease in heavy truck volume of approximately 10%. EBIT for the Mobile Industries segment is expected to decline in 2013 compared to 2012 as a result of lower volume partially offset by lower restructuring costs.

Process Industries Segment:

	Three Months Ended March 31,
	2013	2012	$ Change	Change
Net sales, including intersegment sales	$285.2	$355.6	$(70.4)	(19.8)%
EBIT	$42.6	$82.3	$(39.7)	(48.2)%
EBIT margin	14.9%	23.1%	—	(820	) bps

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Net sales, including intersegment sales	$285.2	$355.6	$(70.4)	(19.8)%
Less: Acquisitions	7.3	—	7.3	NM
Currency	(2.0)	—	(2.0)	NM
Net sales, excluding the impact of acquisitions and currency	$279.9	$355.6	$(75.7)	(21.3)%

The Process Industries segment's net sales, excluding the effects of acquisitions and currency-rate changes, decreased 21.3% in the first quarter of 2013 compared to the same period in 2012. The decrease was primarily due to lower volume of approximately $80 million, partially offset by pricing of approximately $5 million. The lower volume was seen across most market sectors, led by a decrease in industrial distribution, wind, marine and metals of approximately 25%, 50%, 40% and 30%, respectively. EBIT was lower in the first quarter of 2013 compared to the first quarter of 2012 due to the impact of lower volume of approximately $40 million, unfavorable sales mix and higher manufacturing costs of approximately $10 million, partially offset by pricing of approximately $5 million and lower selling, general and administrative expenses of approximately $5 million. EBIT margin decreased in the first quarter of 2013 compared to the first quarter of 2012 primarily due to lower volume in industrial distribution.

Full-year sales for the Process Industries segment are expected to be relatively flat in 2013 compared to 2012, driven by flat sales in industrial distribution. Sales are expected to be higher during the second half of 2013, driven by sales to industrial distribution. EBIT for the Process Industries segment is expected to be flat in 2013 compared to 2012.

Aerospace Segment:

	Three Months Ended March 31,
	2013	2012	$ Change	Change
Net sales, including intersegment sales	$82.5	$91.3	$(8.8)	(9.6)%
EBIT	$8.6	$10.7	$(2.1)	(19.6)%
EBIT margin	10.4%	11.7%	—	(130	) bps

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Net sales, including intersegment sales	$82.5	$91.3	$(8.8)	(9.6)%
Less: Currency	(0.1)	—	(0.1)	NM
Net sales, excluding the impact of currency	$82.6	$91.3	$(8.7)	(9.5)%

The Aerospace segment's net sales, excluding the impact of currency-rate changes, decreased 9.5% in the first quarter of 2013 compared to the first quarter of 2012. The decrease was primarily due to lower volume of approximately $10 million. The lower volume was seen across most market sectors, led by a decrease in the critical motion market sector of approximately 30%. EBIT for the first quarter of 2013 decreased compared to the first quarter of 2012 primarily due to the impact of lower volume of approximately $5 million and higher manufacturing costs of approximately $5 million, partially offset by favorable pricing and lower selling, general and administrative expense.

Full-year sales for the Aerospace segment are expected to increase by approximately 7% to 12% in 2013 compared to 2012, due to higher volume across most market sectors, led by increases in civil, defense, and critical motion of 6%, 8% and 12%, respectively. EBIT for the Aerospace segment is expected to increase slightly in 2013 compared to 2012.

Steel Segment:

	Three Months Ended March 31,
	2013	2012	$ Change	Change
Net sales, including intersegment sales	$346.1	$535.5	$(189.4)	(35.4)%
EBIT	$35.8	$88.0	$(52.2)	(59.3)%
EBIT margin	10.3%	16.4%	—	(610	) bps

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Net sales, including intersegment sales	$346.1	$535.5	$(189.4)	(35.4)%
Less: Currency	0.1	—	0.1	NM
Net sales, excluding the impact of currency	$346.0	$535.5	$(189.3)	(35.4)%

The Steel segment's net sales for the first quarter of 2013, excluding the effects of currency-rate changes, decreased 35.4% compared to the first quarter of 2012. The decrease was primarily due to lower volume of approximately $105 million, lower raw material surcharges of approximately $70 million and unfavorable sales mix of approximately $15 million. The lower volume was led by a decrease in oil and gas demand of approximately 50% and a decrease in industrial demand of approximately 45%, partially offset by an increase in mobile demand of approximately 25%. Surcharges decreased to $72 million in the first quarter of 2013 from $144 million in the first quarter of 2012. The lower surcharges were a result of lower market prices for certain input raw materials such as scrap steel and alloys, as well as lower volume. Surcharges are a pricing mechanism that the Company uses to recover scrap steel and certain alloy costs, which are derived from published monthly indices.

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Scrap index per ton	$388	$504	(116)	(23.0)%
Shipments (in tons)	233,000	319,000	(86,000)	(27.0)%
Average selling price per ton, including surcharges	$1,487	$1,680	(193)	(11.5)%

The Steel segment's EBIT decreased in the first quarter of 2013 compared to the first quarter of 2012 primarily due to lower volume of approximately $50 million and unfavorable sales mix of approximately $20 million, partially offset by lower logistics costs of approximately $10 million and a favorable LIFO adjustment of approximately $5 million. Raw material costs consumed in the manufacturing process, including scrap steel and alloys decreased 19% in the first quarter of 2013 compared to the first quarter of 2012, to an average cost of $463 per ton.

Full-year sales for the Steel segment are expected to decrease 7% to 12% for 2013 compared to 2012, primarily due to lower surcharges and lower volume. The Company expects lower volume to be driven by a decrease in oil and gas demand of approximately 20% and a decrease in industrial demand of approximately 15%, partially offset by an increase in mobile demand of approximately 5%. EBIT for the Steel segment is expected to decrease in 2013 compared to 2012, driven by lower surcharges, lower volume and unfavorable sales mix, partially offset by lower raw material costs. Scrap, alloy and energy costs are expected to decrease in the near term from current levels.

Corporate:

	Three Months Ended March 31,
	2013	2012	$ Change	Change
Corporate expenses	$19.9	$20.7	$(0.8)	(3.9)%
Corporate expenses % to net sales	1.8%	1.5%	—	30	bps

The Balance Sheet

The following discussion is a comparison of the Consolidated Balance Sheets at March 31, 2013 and December 31, 2012.

Current Assets:

	March 31, 2013	December 31, 2012	$ Change	% Change
Cash and cash equivalents	$457.9	$586.4	$(128.5)	(21.9)%
Accounts receivable, net	607.2	546.7	60.5	11.1%
Inventories, net	833.8	862.1	(28.3)	(3.3)%
Deferred income taxes	80.0	98.6	(18.6)	(18.9)%
Deferred charges and prepaid expenses	34.2	12.6	21.6	171.4%
Other current assets	60.1	67.7	(7.6)	(11.2)%
Total current assets	$2,073.2	$2,174.1	$(100.9)	(4.6)%

Refer to the Consolidated Statement of Cash Flows for a discussion of the decrease in cash and cash equivalents. Accounts receivable increased as a result of the timing of sales in the first quarter of 2013 compared to the fourth quarter of 2012, with higher sales during the month of March compared to the month of December. Inventories decreased primarily to match current demand in the Steel segment. Deferred income taxes decreased while deferred charges and prepaid expenses increased due to a reclassification of income taxes related to intercompany transactions.

Property, Plant and Equipment, Net:

	March 31, 2013	December 31, 2012	$ Change	% Change
Property, plant and equipment	$3,838.6	$3,792.1	$46.5	1.2%
Accumulated depreciation	(2,415.0)	(2,386.8)	(28.2)	(1.2)%
Property, plant and equipment, net	$1,423.6	$1,405.3	$18.3	1.3%

The increase in property, plant and equipment in the first three months of 2013 was primarily due to current-year capital expenditures exceeding depreciation expense. See "Other Matters - Capital Expenditures" for more information.

Other Assets:

	March 31, 2013	December 31, 2012	$ Change	% Change
Goodwill	$345.2	$338.9	$6.3	1.9%
Other intangible assets	225.8	224.7	1.1	0.5%
Deferred income taxes	58.7	62.5	(3.8)	(6.1)%
Other non-current assets	38.6	39.2	(0.6)	(1.5)%
Total other assets	$668.3	$665.3	$3.0	0.5%

The increase in goodwill in the first quarter of 2013 was primarily due to the Interlube acquisition. The increase in other intangible assets was primarily due to the Interlube acquisition, partially offset by current-year amortization.

Current Liabilities:

	March 31, 2013	December 31, 2012	$ Change	% Change
Short-term debt	$7.4	$14.3	$(6.9)	(48.3)%
Accounts payable	229.7	216.2	13.5	6.2%
Salaries, wages and benefits	164.7	213.9	(49.2)	(23.0)%
Income taxes payable	95.3	33.5	61.8	184.5%
Deferred income taxes	7.8	2.9	4.9	169.0%
Other current liabilities	161.9	177.5	(15.6)	(8.8)%
Current portion of long-term debt	9.8	9.6	0.2	2.1%
Total current liabilities	$676.6	$667.9	$8.7	1.3%

The decrease in short-term debt during the first three months of 2013 was primarily due to a reduction in the utilization of the Company's foreign lines of credit in Europe. The decrease in accrued salaries, wages and benefits was the result of the payout of the 2012 performance-based compensation, partially offset by current-year accruals for performance-based compensation. The increase in income taxes payable in the first three months of 2013 was primarily due to the provision for current-year income taxes and a reclassification of uncertain tax positions from other non-current liabilities to income taxes payable. The decrease in other current liabilities during the first three months of 2013 was primarily due to the payout of customer rebates and the payment of interest on the Company's fixed-rate senior unsecured notes.

Non-Current Liabilities:

	March 31, 2013	December 31, 2012	$ Change	% Change
Long-term debt	$455.3	$455.1	$0.2	—%
Accrued pension cost	266.9	391.4	(124.5)	(31.8)%
Accrued postretirement benefits cost	365.9	371.8	(5.9)	(1.6)%
Deferred income taxes	8.9	4.9	4.0	81.6%
Other non-current liabilities	68.6	107.0	(38.4)	(35.9)%
Total non-current liabilities	$1,165.6	$1,330.2	$(164.6)	(12.4)%

The decrease in accrued pension cost during the first three months of 2013 was primarily due to the Company's contributions of $108.0 million to its global defined benefit pension plans. The decrease in other non-current liabilities was due to a $35 million decrease in uncertain tax positions, which were reclassified to income taxes payable.

Shareholders’ Equity:

	March 31, 2013	December 31, 2012	$ Change	% Change
Common stock	$943.3	$944.5	$(1.2)	(0.1)%
Earnings invested in the business	2,464.2	2,411.2	53.0	2.2%
Accumulated other comprehensive loss	(998.9)	(1,013.2)	14.3	(1.4)%
Treasury shares	(100.0)	(110.3)	10.3	(9.3)%
Noncontrolling interest	14.3	14.4	(0.1)	(0.7)%
Total shareholders’ equity	$2,322.9	$2,246.6	$76.3	3.4%

Earnings invested in the business increased in the first three months of 2013 by net income attributable to the Company of $75.1 million, partially offset by dividends declared of $22.1 million. The decrease in accumulated other comprehensive loss was primarily due to a $29.6 million after-tax pension and postretirement adjustment as a result of amortization of actuarial losses and prior-year service costs for defined benefit pension and postretirement plans, partially offset by a $16.1 million decrease in foreign currency translation. The foreign currency translation adjustments were due to the strengthening of the U.S. dollar relative to other currencies, such as the British Pound, the Euro, the Romanian Leu and the Canadian Dollar. See "Other Matters - Foreign Currency" for further discussion regarding the impact of foreign currency translation. The decrease in treasury shares was primarily due to shares issued pursuant to stock compensation plans during the first three months of 2013.

Cash Flows

	Three Months Ended March 31,
	2013	2012	$ Change
Net cash used by operating activities	$(35.9)	$(38.7)	$2.8
Net cash used by investing activities	(69.1)	(29.2)	(39.9)
Net cash used by financing activities	(20.0)	(47.5)	27.5
Effect of exchange rate changes on cash	(3.5)	5.9	(9.4)
Decrease in cash and cash equivalents	$(128.5)	$(109.5)	$(19.0)

Operating activities used net cash of $35.9 million in the first three months of 2013, after using net cash of $38.7 million in the first three months of 2012. The change in cash from operating activities was primarily due to a decrease in net income, higher pension contributions and other postretirement benefit payments and a decrease in cash provided by income taxes, partially offset by a decrease in cash used for working capital items, such as accounts receivable and inventories. Net income attributable to The Timken Company decreased $80.6 million in the first three months of 2013 compared to the first three months of 2012. Pension contributions and other postretirement benefit payments were $117.1 million in the first three months of 2013, compared to $104.7 million in the first three months of 2012. Income taxes provided cash of $31.5 million in the first three months of 2013, after providing cash of $58.2 million during the first three months of 2012.

The following chart displays the impact of working capital items on cash during the first three months of 2013 and 2012, respectively:

	Three Months Ended March 31,
	2013	2012
Cash Provided (Used):
Accounts receivable	$(61.8)	$(112.0)
Inventories	27.3	(21.4)
Trade accounts payable	12.4	22.1
Other accrued expenses	(74.9)	(103.4)

Net cash used by investing activities of $69.1 million in the first three months of 2013 increased from the same period in 2012 primarily due to a $17.4 million increase in capital expenditures and a $14.2 million increase in acquisitions, as well as a $9.5 million reduction in cash provided by investments in short-term marketable securities. Short-term marketable securities provided cash of $8.0 million in the first three months of 2013 after providing cash of $17.5 million in the first three months of 2012. The Company expects to increase capital expenditures to approximately $360 million in 2013 compared to $300 million in 2012. See "Other Matters - Capital Expenditures" for further discussion of the Company's multi-year capital expenditure projects.

Net cash used by financing activities was $20.0 million in the first three months of 2013 and $47.5 million in the first three months of 2012. The decrease in cash used by financing activities was primarily due to a $26.2 million decrease in the Company's repurchases of its common shares. The Company purchased 500,000 of its common shares for an aggregate of $26.2 million during the first quarter of 2012. The Company did not purchase any of its common shares during the first quarter of 2013.

Liquidity and Capital Resources:

Total debt was $472.5 million and $479.0 million at March 31, 2013 and December 31, 2012, respectively. At March 31, 2013, total debt of $472.5 million exceeded cash and cash equivalents of $457.9 million by $14.6 million. At December 31, 2012, cash and cash equivalents of $586.4 million exceeded total debt of $479.0 million by $107.4 million. The ratio of net debt to capital was 0.6% at March 31, 2013. The ratio of net cash to capital was 5.0% at December 31, 2012.

Reconciliation of total debt to net debt and the ratio of net debt to capital:

Net Debt:

	March 31, 2013	December 31, 2012
Short-term debt	$7.4	$14.3
Current portion of long-term debt	9.8	9.6
Long-term debt	455.3	455.1
Total debt	$472.5	$479.0
Less: Cash and cash equivalents	457.9	586.4
Net debt (cash)	$14.6	$(107.4)

Ratio of Net Debt to Capital:

	March 31, 2013	December 31, 2012
Net debt (cash)	$14.6	$(107.4)
Shareholders’ equity	2,322.9	2,246.6
Net debt + shareholders’ equity (capital)	$2,337.5	$2,139.2
Ratio of net debt (cash) to capital	0.6%	(5.0)%

The Company presents net debt (cash) because it believes net debt (cash) is more representative of the Company's financial position than total debt due to the amount of cash and cash equivalents.

At March 31, 2013, the Company had no outstanding borrowings under its three-year Asset Securitization Agreement, which provides for aggregate borrowings up to $200 million. The Asset Securitization Agreement is subject to certain borrowing base limitations, which reduced the availability to $190.6 million at March 31, 2013. The Asset Securitization Agreement is secured by certain domestic trade receivables of the Company.

At March 31, 2013, the Company had no outstanding borrowings under its Senior Credit Facility, but had letters of credit outstanding totaling $8.6 million, which reduced the availability under the Senior Credit Facility to $491.4 million. The Senior Credit Facility matures on May 11, 2016. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At March 31, 2013, the Company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.25 to 1.0. As of March 31, 2013, the Company's consolidated leverage ratio was 0.59 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 4.0 to 1.0. As of March 31, 2013, the Company's consolidated interest coverage ratio was 24.30 to 1.0.

The interest rate under the Senior Credit Facility is based on the Company's consolidated leverage ratio. In addition, the Company pays a facility fee based on the consolidated leverage ratio multiplied by the aggregate commitments of all of the lenders under this agreement.

Other sources of liquidity include short-term and long-term lines of credit for certain of the Company's foreign subsidiaries, which provide for borrowings up to $225.2 million. The majority of these lines are uncommitted. At March 31, 2013, the Company had borrowings outstanding of $17.0 million and guarantees of $0.1 million, which reduced the availability under these facilities to $208.1 million.

The Company expects that any cash requirements in excess of cash on hand and cash generated from operating activities will be met by the committed funds available under its Asset Securitization Agreement and the Senior Credit Facility. Management believes it has sufficient liquidity to meet its obligations through at least the term of the Senior Credit Facility.

At March 31, 2013, approximately $237.3 million, or 51.8%, of the Company's cash and cash equivalents resided in jurisdictions outside the United States. Repatriation of these funds to the United States could be subject to domestic and foreign taxes and an immaterial amount could be subject to governmental restrictions. Part of the Company's strategy is to grow in attractive market sectors, many of which are outside the United States. This strategy may include making investments in facilities and equipment and new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments when possible.

The Company expects to remain in compliance with its debt covenants. However, the Company may need to limit its borrowings under the Senior Credit Facility or other facilities in order to remain in compliance. As of March 31, 2013, the Company could have borrowed the full amounts available under the Senior Credit Facility and Asset Securitization Agreement, and would have still been in compliance with its debt covenants.

The Company expects cash from operations in 2013 to decrease to approximately $330 million from $626 million in 2012 as the Company anticipates lower net income and an increase in working capital requirements, partially offset by lower pension and postretirement contributions. The Company expects to make approximately $300 million in pension and postretirement contributions in 2013, compared to approximately $376 million in 2012. The Company also expects to increase capital expenditures to approximately $360 million in 2013 compared to $300 million in 2012.

Financing Obligations and Other Commitments:

During the first three months of 2013, the Company made contributions of approximately $108 million to its global defined benefit pension plans, of which $105 million was discretionary. The Company currently expects to make contributions to its global defined benefit pension plans in 2013 totaling approximately $250 million, of which $230 million is discretionary. The Company also currently expects to make contributions to a Voluntary Employee Beneficiary Association (VEBA) trust to fund retiree health care costs totaling $50 million in 2013. Returns for the Company's global defined benefit pension plan assets in 2012 were above the expected rate-of-return assumption of 8.25 percent due to broad increases in global equity markets. These higher returns positively impacted the funded status of the plans at the end of 2012 and are expected to result in lower pension expense and required pension contributions in future years. However, the impact of these favorable returns was more than offset by a 100 basis point reduction in the Company's discount rate used to measure its defined benefit pension obligation at December 31, 2012. As a result, pension expense for 2013 is expected to increase to approximately $70 million, compared to $69 million in 2012. Returns for the Company's U.S. defined benefit plan pension assets for the first three months of 2013 were approximately 4 percent.

The Company's 2012 common share purchase plan authorizes the Company to buy, in the open market or in privately negotiated transactions, up to 10 million common shares, which are to be held as treasury shares and used for specified purposes. The authorization expires on December 31, 2015. During the first three months of 2013, the Company did not purchase any of its common shares. As of March 31, 2013, the Company has purchased 2.5 million common shares under this plan.

The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.

Critical Accounting Policies and Estimates:

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company reviews its critical accounting policies throughout the year. The Company has concluded that there have been no changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2012, during the three months ended March 31, 2013.

Other Matters

Capital Expenditures:

The Company has been making strategic investments in business and production processes. The Company is in the midst of several multi-year projects in the Steel segment, including a new vertical continuous caster, an intermediate steel tube finishing line and an in-line forge press to produce new large-diameter sound-center bars. Additionally, the Company is investing in the construction of a new building to bring together personnel from the Company's Bearing and Power Transmission headquarter together with personnel from the technology center in North Canton, Ohio.

The caster, which will provide large bar capabilities unique in America, is expected to cost approximately $200 million. As of March 31, 2013, the Company had incurred costs of $46.9 million related to this project. The caster project is expected to be completed in the second quarter of 2014. The steel tube finishing line project is expected to cost approximately $49 million. As of March 31, 2013, the Company had incurred $45.5 million related to this project. The in-line forge press is expected to cost approximately $32 million. As of March 31, 2013, the Company had incurred $29.2 million related to this project. These investments reinforce the Company's position of offering the broadest special bar quality steel capabilities in North America.

The construction of the new building began in April 2012 to accommodate a combined team of nearly 1,000 employees, from research and development, engineering, customer service, and the sales and marketing functions.  The Company foresees increased collaboration among employees at the new North Canton campus, thereby increasing the speed of innovation and levels of customer service when the project is expected to be completed in the fourth quarter of 2013.  The total cost of the project is expected to be approximately $60 million. As of March 31, 2013, the Company had incurred $19.4 million related to this project.

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

Foreign currency exchange losses included in the Company's operating results for the first quarter of 2013 were $1.6 million, compared to a loss of $1.1 million during the first quarter of 2012. For the three months ended March 31, 2013, the Company recorded a negative non-cash foreign currency translation adjustment of $16.1 million that decreased shareholders' equity, compared to a positive non-cash foreign currency translation adjustment of $23.4 million that increased shareholders' equity for the three months ended March 31, 2012. The foreign currency translation adjustments for the three months ended March 31, 2013 were negatively impacted by the strengthening of the U.S. dollar relative to other currencies, such as the British Pound, the Euro, the Romanian Leu and the Canadian Dollar.

Forward-Looking Statements

Certain statements set forth in this Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 (including the Company's forecasts, beliefs and expectations) that are not historical in nature are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management's Discussion and Analysis contains numerous forward-looking statements. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “outlook,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. The Company cautions readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of the Company due to a variety of factors, such as:

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

•	retention of CDSOA distributions; and

•	those items identified under Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. Furthermore, a discussion of market risk exposures is included in Part II, Item 7A. Quantitative and Qualitative Disclosure about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes in reported market risk since the inclusion of this discussion in the Company’s Annual Report on Form 10-K referenced above.

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

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 includes a detailed discussion of our risk factors. There have been no material changes to the risk factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Common Shares

The following table provides information about purchases by the Company of its common shares during the quarter ended March 31, 2013.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
1/01/13 – 1/31/13	6,587	$51.80	—	7,500,000
2/01/13 – 2/28/13	93,048	55.14	—	7,500,000
3/01/13 – 3/31/13	8,493	57.05	—	7,500,000
Total	108,128	$55.08	—	7,500,000

(1)
The shares purchased in January, February and March represent common shares of the Company that were owned and tendered by employees to exercise stock options, and to satisfy withholding obligations in connection with the exercise of stock options and vesting of restricted shares.

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

(3)
On February 10, 2012, the Board of Directors of the Company approved a share purchase plan pursuant to which the Company may purchase up to ten million of its common shares in the aggregate. This share purchase plan expires on December 31, 2015. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans.

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

101
Financial statements from the quarterly report on Form 10-Q of The Timken Company for the quarter ended March 31, 2013, filed on April 29, 2013, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY
Date: April 29, 2013	By: /s/ James W. Griffith
James W. Griffith President and Chief Executive Officer (Principal Executive Officer)

Date: April 29, 2013	By: /s/ Glenn A. Eisenberg
Glenn A. Eisenberg Executive Vice President – Finance and Administration (Principal Financial Officer)