Form 10-Q
period 2013-06-30
TIMKEN CO
filed 2013-07-31
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2013
Common Shares, without par value	95,006,238 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE TIMKEN COMPANY AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(Dollars in millions, except per share data)
Net sales	$1,126.5	$1,343.2	$2,216.4	$2,764.2
Cost of products sold	824.4	965.9	1,639.8	1,975.3
Gross Profit	302.1	377.3	576.6	788.9
Selling, general and administrative expenses	159.6	163.0	313.2	327.7
Impairment and restructuring charges	6.7	16.7	7.9	16.9
Operating Income	135.8	197.6	255.5	444.3
Interest expense	(6.2)	(8.1)	(12.6)	(16.7)
Interest income	0.5	0.7	1.0	1.4
Continued Dumping & Subsidy Offset Act (CDSOA) receipts, net of expense	—	109.5	(0.4)	109.5
Other (expense), net	(1.2)	(3.8)	(0.8)	(5.1)
Income Before Income Taxes	128.9	295.9	242.7	533.4
Provision for income taxes	46.1	112.5	84.9	194.0
Net Income	82.8	183.4	157.8	339.4
Less: Net (loss) income attributable to noncontrolling interest	—	(0.2)	(0.1)	0.1
Net Income attributable to The Timken Company	$82.8	$183.6	$157.9	$339.3
Net Income per Common Share attributable to The Timken Company Common Shareholders
Basic earnings per share	$0.86	$1.88	$1.64	$3.47
Diluted earnings per share	$0.86	$1.86	$1.63	$3.44
Dividends per share	$0.23	$0.23	$0.46	$0.46

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(Dollars in millions)
Net Income	$82.8	$183.4	$157.8	$339.4
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(18.4)	(39.4)	(34.5)	(16.0)
Pension and postretirement liability adjustment	27.2	9.7	56.8	22.0
Change in fair value of marketable securities	—	—	—	(0.5)
Change in fair value of derivative financial instruments	0.4	0.4	1.2	1.4
Other comprehensive income (loss)	9.2	(29.3)	23.5	6.9
Comprehensive Income	92.0	154.1	181.3	346.3
Less: comprehensive (loss) income attributable to noncontrolling interest	(4.3)	(0.2)	(4.4)	—
Comprehensive Income attributable to The Timken Company	$96.3	$154.3	$185.7	$346.3
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	(Unaudited)
	June 30, 2013	December 31, 2012
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$396.8	$586.4
Accounts receivable, less allowances: 2013 – $11.3 million; 2012 – $12.1 million	624.2	546.7
Inventories, net	818.6	862.1
Deferred income taxes	69.1	98.6
Deferred charges and prepaid expenses	31.5	12.6
Other current assets	62.9	67.7
Total Current Assets	2,003.1	2,174.1
Property, Plant and Equipment, net	1,469.1	1,405.3
Other Assets
Goodwill	362.5	338.9
Other intangible assets	226.7	224.7
Deferred income taxes	6.3	62.5
Other non-current assets	38.6	39.2
Total Other Assets	634.1	665.3
Total Assets	$4,106.3	$4,244.7
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$7.0	$14.3
Accounts payable, trade	241.9	216.2
Salaries, wages and benefits	164.4	213.9
Income taxes payable	84.2	33.5
Deferred income taxes	7.3	2.9
Other current liabilities	157.9	177.5
Current portion of long-term debt	0.2	9.6
Total Current Liabilities	662.9	667.9
Non-Current Liabilities
Long-term debt	455.3	455.1
Accrued pension cost	245.9	391.4
Accrued postretirement benefits cost	360.6	371.8
Deferred income taxes	10.6	4.9
Other non-current liabilities	43.2	107.0
Total Non-Current Liabilities	1,115.6	1,330.2
Shareholders’ Equity
Class I and II Serial Preferred Stock, without par value:
Authorized – 10,000,000 shares each class, none issued	—	—
Common stock, without par value:
Authorized – 200,000,000 shares
Issued (including shares in treasury) (2013 – 98,375,135 shares; 2012 – 98,375,135 shares)
Stated capital	53.1	53.1
Other paid-in capital	889.6	891.4
Earnings invested in the business	2,524.9	2,411.2
Accumulated other comprehensive loss	(985.4)	(1,013.2)
Treasury shares at cost (2013 – 3,368,897 shares; 2012 – 2,476,921 shares)	(170.6)	(110.3)
Total Shareholders’ Equity	2,311.6	2,232.2
Noncontrolling Interest	16.2	14.4
Total Equity	2,327.8	2,246.6
Total Liabilities and Shareholders’ Equity	$4,106.3	$4,244.7
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2013	2012
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income attributable to The Timken Company	$157.9	$339.3
Net (loss) income attributable to noncontrolling interest	(0.1)	0.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97.1	99.8
Loss on sale of assets	2.4	2.9
Deferred income tax provision	51.3	4.2
Stock-based compensation expense	8.4	9.3
Pension and other postretirement expense	43.8	50.4
Pension contributions and other postretirement benefit payments	(127.8)	(225.9)
Changes in operating assets and liabilities:
Accounts receivable	(73.9)	(74.5)
Inventories	45.9	15.1
Accounts payable, trade	25.2	(2.1)
Other accrued expenses	(78.7)	(77.2)
Income taxes	1.4	102.9
Other, net	(13.4)	(7.9)
Net Cash Provided by Operating Activities	139.5	236.4
Investing Activities
Capital expenditures	(145.2)	(115.3)
Acquisitions, net of cash received	(67.3)	(0.2)
Proceeds from disposals of property, plant and equipment	1.1	1.4
Investments in short-term marketable securities, net	7.0	18.2
Other	0.8	2.6
Net Cash Used by Investing Activities	(203.6)	(93.3)
Financing Activities
Cash dividends paid to shareholders	(44.2)	(44.9)
Net proceeds from common share activity	18.6	19.8
Purchase of treasury shares	(81.8)	(51.7)
Payments on long-term debt	(9.8)	(6.9)
Short-term debt activity, net	(6.8)	(13.7)
Decrease in restricted cash	—	3.6
Proceeds from sale of shares in subsidiary	8.9	—
Net Cash Used by Financing Activities	(115.1)	(93.8)
Effect of exchange rate changes on cash	(10.4)	(4.2)
(Decrease) increase In Cash and Cash Equivalents	(189.6)	45.1
Cash and cash equivalents at beginning of year	586.4	464.8
Cash and Cash Equivalents at End of Period	$396.8	$509.9
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

Note 2 - Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," effective for annual and interim reporting periods beginning after December 15, 2012. The new accounting rules require all U.S. public companies to report the effect of items reclassified out of accumulated other comprehensive income on the respective line items of net income, net of tax, either on the face of the financial statements where net income is presented or in a tabular format in the notes to the financial statements. Effective January 1, 2013, the Company adopted ASU No. 2013-02. The new accounting rules expand the disclosure of other comprehensive income and had no impact on the Company's results of operations and financial condition. See Note 9 - Accumulated Other Comprehensive Loss for additional information on the new disclosure.

Note 3 - Acquisitions

On March 11, 2013, the Company completed the acquisition of Interlube Systems Ltd. (Interlube), which makes and markets automated lubrication delivery systems and related components to end market sectors including commercial vehicles, construction, mining, and heavy and general industries, for approximately $14.8 million, including cash acquired of approximately $0.3 million, that is subject to a post-closing indebtedness adjustment. Based in Plymouth, United Kingdom, Interlube employs about 90 employees and had 2012 sales of approximately $13 million. The results of Interlube are reported in the Mobile Industries segment.

On April 11, 2013, the Company completed the acquisition of the assets of Smith Services, Inc. (Smith Services), an electric motor repair specialist, for approximately $13.3 million. Based in Princeton, West Virginia and employing approximately 140 people, Smith Services had 2012 sales of approximately $17 million. The results for Smith Services are reported in the Process Industries segment.

On May 13, 2013, the Company completed the acquisition of Hamilton Gear Ltd., d/b/a Standard Machine (Standard Machine), which provides new gearboxes, gearbox service and repair, open gearing, large gear fabrication, machining and field technical services to end users in Canada and the western United States, for approximately $39.7 million in cash, including cash acquired of approximately $0.1 million that is subject to a post-closing indebtedness adjustment.  Based in Saskatoon, Saskatchewan, Canada, Standard Machine employs 125 people and serves a wide variety of industrial sectors including mining, oil and gas, and pulp and paper. In 2012, Standard Machine reported sales of approximately $31 million.  The results for Standard Machine are reported in the Process Industries segment.

.

Pro forma results of operations have not been presented because the effects of the acquisitions were not significant to the Company's income before income taxes or total assets in 2013. The following table presents the preliminary purchase price allocations, net of cash acquired, for acquisitions in 2013:

Initial Purchase Price Allocation
Assets:
Accounts receivable, net	$10.7
Inventories, net	12.7
Deferred charges and prepaid expenses	0.3
Other current assets	0.2
Property, plant and equipment, net	19.1
Goodwill	23.1
Other intangible assets	11.7
Total assets acquired	$77.8
Liabilities:
Accounts payable, trade	$4.1
Salaries, wages and benefits	1.3
Other current liabilities	1.0
Other non-current liabilities	4.1
Total liabilities assumed	$10.5
Net assets acquired	$67.3

The following table summarizes the preliminary purchase price allocation for identifiable intangible assets acquired in 2013:

	Initial Purchase Price Allocation
		Weighted - Average Life
Trade name	$0.9	8 years
Know-how	6.7	15 years
All customer relationships	3.8	10 years
Non-compete agreements	0.3	4 years
Total intangible assets allocated	$11.7

Note 4 - Inventories

The components of inventories were as follows:

	June 30, 2013	December 31, 2012
Manufacturing supplies	$56.6	$64.3
Raw materials	79.4	110.7
Work in process	284.2	278.1
Finished products	423.4	430.4
Subtotal	843.6	883.5
Allowance for obsolete and surplus inventory	(25.0)	(21.4)
Total Inventories, net	$818.6	$862.1

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

The LIFO reserve at June 30, 2013 and December 31, 2012 was $281.2 million and $280.6 million, respectively. The Company recognized an increase in its LIFO reserve of $4.5 million and $0.6 million during the second quarter and first six months of 2013, respectively, compared to an increase in its LIFO reserve of $0.1 million and $9.2 million during the second quarter and first six months of 2012, respectively.

Based on current expectations of inventory levels and costs, the Company expects to recognize a decrease of approximately $0.7 million in its LIFO reserve for the year ended December 31, 2013. The expected decrease in the LIFO reserve for 2013 reflects lower anticipated costs, especially scrap steel costs. A 1.0% increase in costs would increase the current LIFO expense estimate for 2013 by $5.8 million. A 1.0% increase in inventory quantities would have no effect on the current LIFO expense estimate for 2013.

Note 5 - Property, Plant and Equipment

The components of property, plant and equipment were as follows:

	June 30, 2013	December 31, 2012
Land and buildings	$663.1	$653.8
Machinery and equipment	3,249.1	3,138.3
Subtotal	3,912.2	3,792.1
Accumulated depreciation	(2,443.1)	(2,386.8)
Property, Plant and Equipment, net	$1,469.1	$1,405.3

Depreciation expense for the six months ended June 30, 2013 and 2012 was $88.0 million and $90.3 million, respectively. At June 30, 2013 and December 31, 2012, machinery and equipment included $82.6 million and $84.9 million, respectively, of capitalized software. Depreciation expense on capitalized software for the six months ended June 30, 2013 and 2012 was approximately $12.0 million and $11.6 million, respectively.

Note 6 - Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2013 were as follows:

	Mobile Industries	Process Industries	Aerospace	Steel	Total
Beginning balance	$17.7	$146.4	$162.2	$12.6	$338.9
Acquisitions	5.5	17.6	—	—	23.1
Other	—	0.6	(0.1)	—	0.5
Ending balance	$23.2	$164.6	$162.1	$12.6	$362.5

The change related to acquisitions primarily reflects the preliminary purchase price allocation for the acquisition of Interlube completed on March 11, 2013, Smith Services completed on April 11, 2013 and Standard Machine completed on May 13, 2013. “Other” primarily includes foreign currency translation adjustments. The goodwill acquired from Smith Services of $0.9 million is tax-deductible and will be amortized over 15 years. See Note 3 - Acquisitions for additional information on the acquisitions listed above.

The following table displays intangible assets as of June 30, 2013 and December 31, 2012:

	As of June 30, 2013			As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$163.3	$44.9	$118.4	$159.6	$38.1	$121.5
Know-how	32.8	3.5	29.3	26.1	2.8	23.3
Industrial license agreements	0.2	0.1	0.1	0.2	0.1	0.1
Land-use rights	8.8	4.3	4.5	8.6	4.1	4.5
Patents	2.2	1.7	0.5	2.5	1.8	0.7
Technology use	46.2	12.2	34.0	47.0	11.5	35.5
Trademarks	4.7	2.4	2.3	4.2	3.4	0.8
PMA licenses	8.8	3.8	5.0	8.8	3.6	5.2
Non-compete agreements	4.7	3.6	1.1	4.4	3.3	1.1
Unpatented technology	7.2	7.2	—	7.2	6.7	0.5
	$278.9	$83.7	$195.2	$268.6	$75.4	$193.2
Intangible assets not subject to amortization:
Tradename	$17.3	$—	$17.3	$17.3	$—	$17.3
FAA air agency certificates	14.2	—	14.2	14.2	—	14.2
	$31.5	$—	$31.5	$31.5	$—	$31.5
Total intangible assets	$310.4	$83.7	$226.7	$300.1	$75.4	$224.7

Amortization expense for intangible assets was $9.1 million and $9.5 million for the six months ended June 30, 2013 and June 30, 2012, respectively. Amortization expense for intangible assets is estimated to be $19.1 million for 2013; $18.7 million in 2014; $18.6 million in 2015; $18.3 million in 2016; and $17.9 million in 2017.

Note 7 - Financing Arrangements

Short-term debt at June 30, 2013 and December 31, 2012 was as follows:

	June 30, 2013	December 31, 2012
Variable-rate lines of credit for certain of the Company’s foreign subsidiaries with various banks with an interest rate of 1.33% at June 30, 2013 and interest rates ranging from 0.61% to 2.28% at December 31, 2012.	$7.0	$14.3
Short-term debt	$7.0	$14.3

The lines of credit for certain of the Company’s foreign subsidiaries provide for short-term borrowings up to $217.0 million. Most of these lines of credit are uncommitted. At June 30, 2013, the Company’s foreign subsidiaries had borrowings outstanding of $7.0 million and guarantees of $0.3 million, which reduced the availability under these facilities to $209.7 million.

The Company has a $200 million Amended and Restated Asset Securitization Agreement (Asset Securitization Agreement), which matures on November 30, 2015. Under the terms of the Asset Securitization Agreement, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary, that in turn uses the trade receivables to secure borrowings, which are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the agreement are limited by certain borrowing base calculations. Any amounts outstanding under this Asset Securitization Agreement would be reported in short-term debt on the Company’s Consolidated Balance Sheet. As of June 30, 2013, there were no outstanding borrowings under the Asset Securitization Agreement. However, certain borrowing base limitations reduced the availability of the Asset Securitization Agreement to $188.4 million at June 30, 2013. The cost of this facility, which is the commercial paper rate plus program fees, is considered a financing cost and is included in interest expense in the Consolidated Statements of Income.

Long-term debt at June 30, 2013 and December 31, 2012 was as follows:

	June 30, 2013	December 31, 2012
Fixed-rate Medium-Term Notes, Series A, mature at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	$175.0	$175.0
Fixed-rate Senior Unsecured Notes, maturing on September 15, 2014, with an interest rate of 6.0%	249.9	249.9
Variable-rate State of Ohio Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.14% at June 30, 2013)	12.2	12.2
Variable-rate State of Ohio Air Quality Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.23% at June 30, 2013)	9.5	9.5
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (0.23% at June 30, 2013)	8.5	8.5
Other	0.4	9.6
	$455.5	$464.7
Less current maturities	0.2	9.6
Long-term debt	$455.3	$455.1

The Company has a $500 million Amended and Restated Credit Agreement (Senior Credit Facility), which matures on May 11, 2016. At June 30, 2013, the Company had no outstanding borrowings under the Senior Credit Facility but had letters of credit outstanding totaling $8.6 million, which reduced the availability under the Senior Credit Facility to $491.4 million. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At June 30, 2013, the Company was in full compliance with both the covenants under the Senior Credit Facility.

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

Note 8 - Equity

The changes in the equity components for the six months ended June 30, 2013 were as follows:

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Earnings Invested in the Business	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non- controlling Interest
Balance at December 31, 2012	$2,246.6	$53.1	$891.4	$2,411.2	$(1,013.2)	$(110.3)	$14.4
Net income	157.8			157.9			(0.1)
Foreign currency translation adjustment	(34.5)				(30.2)		(4.3)
Pension and postretirement liability adjustment (net of the income tax benefit of $22.0 million)	56.8				56.8		—
Change in fair value of derivative financial instruments	1.2				1.2
Change in ownership of non-controlling interest	8.9		2.7				6.2
Dividends – $0.46 per share	(44.2)			(44.2)
Excess tax benefit from stock compensation	9.8		9.8
Stock-based compensation expense	8.4		8.4
Stock purchased at cost	(81.8)					(81.8)
Stock option exercise activity	5.4		(19.1)			24.5
Restricted shares surrendered (issued)	1.1		(3.6)			4.7
Shares surrendered for taxes	(7.7)					(7.7)
Balance at June 30, 2013	$2,327.8	$53.1	$889.6	$2,524.9	$(985.4)	$(170.6)	$16.2

In April 2013, the Company's subsidiary in India, Timken India Limited, issued new shares for approximately $8.9 million, net of transactions costs, which diluted the Company's controlling interest from 80% to 75%.

Note 9 - Accumulated Other Comprehensive Loss

The following table presents details about components of accumulated other comprehensive loss for the three and six months ended June 30, 2013, respectively:

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance, March 31, 2013	$32.9	$(1,031.9)	$0.1	$(998.9)
Other comprehensive (loss) income before reclassifications, before income tax	(18.4)	2.9	0.9	(14.6)
Amounts reclassified from accumulated other comprehensive income, before income tax	—	34.9	(0.3)	34.6
Income tax (benefit) expense	—	(10.6)	(0.2)	(10.8)
Net current period other comprehensive (loss) income, net of income taxes	(18.4)	27.2	0.4	9.2
Non-controlling interest	4.3	—	—	4.3
Net current period comprehensive (loss) income, net of income taxes and non-controlling interest	(14.1)	27.2	0.4	13.5
Balance, June 30, 2013	$18.8	$(1,004.7)	$0.5	$(985.4)

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance, December 31, 2012	$49.0	$(1,061.5)	$(0.7)	$(1,013.2)
Other comprehensive (loss) income before reclassifications, before income tax	(34.5)	11.9	1.9	(20.7)
Amounts reclassified from accumulated other comprehensive income, before income tax	—	66.9	(0.2)	66.7
Income tax (benefit) expense	—	(22.0)	(0.5)	(22.5)
Net current period other comprehensive (loss) income, net of income taxes	(34.5)	56.8	1.2	23.5
Non-controlling interest	4.3	—	—	4.3
Net current period comprehensive (loss) income, net of income taxes and non-controlling interest	(30.2)	56.8	1.2	27.8
Balance, June 30, 2013	$18.8	$(1,004.7)	$0.5	$(985.4)

The following table presents details about components of accumulated other comprehensive loss for the three and six months ended June 30, 2012, respectively:

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of marketable securities	Change in fair value of derivative financial instruments	Total
Balance, March 31, 2012	$61.9	$(916.0)	$0.2	$0.7	$(853.2)
Other comprehensive (loss) income before reclassifications, before income tax	(39.4)	(6.4)	—	0.9	(44.9)
Amounts reclassified from accumulated other comprehensive income, before income tax	—	24.1	—	(0.2)	23.9
Income tax (benefit) expense	—	(8.0)	—	(0.3)	(8.3)
Net current period comprehensive (loss) income, net of income taxes and non-controlling interest	(39.4)	9.7	—	0.4	(29.3)
Balance, June 30, 2012	$22.5	$(906.3)	$0.2	$1.1	$(882.5)

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of marketable securities	Change in fair value of derivative financial instruments	Total
Balance, December 31, 2011	$38.5	$(928.3)	$0.6	$(0.3)	$(889.5)
Other comprehensive (loss) income before reclassifications, before income tax	(16.0)	(10.2)	—	2.1	(24.1)
Amounts reclassified from accumulated other comprehensive income, before income tax	—	48.6	(0.9)	0.2	47.9
Income tax (benefit) expense	—	(16.4)	0.4	(0.9)	(16.9)
Net current period other comprehensive (loss) income, net of income taxes	(16.0)	22.0	(0.5)	1.4	6.9
Non-controlling interest	—	—	0.1	—	0.1
Net current period comprehensive (loss) income, net of income taxes and non-controlling interest	(16.0)	22.0	(0.4)	1.4	7.0
Balance, June 30, 2012	$22.5	$(906.3)	$0.2	$1.1	$(882.5)

Other comprehensive (loss) income before reclassifications and income taxes includes the effect of foreign currency. The reclassification of the pension and postretirement liability adjustment was included in costs of products sold and selling, general and administrative expenses on the Consolidated Statements of Income. The reclassification of the remaining components of accumulated other comprehensive (loss) income were included in other income (expense), net on the Consolidated Statements of Income.

Note 10 - Earnings Per Share

The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three months and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income attributable to The Timken Company	$82.8	$183.6	$157.9	$339.3
Less: undistributed earnings allocated to nonvested stock	0.1	0.6	0.2	1.2
Net income available to common shareholders for basic earnings per share and diluted earnings per share	$82.7	$183.0	$157.7	$338.1
Denominator:
Weighted average number of shares outstanding, basic	95,695,015	97,265,627	95,732,984	97,355,740
Effect of dilutive securities:
Stock options and awards based on the treasury stock method	854,106	938,578	914,570	1,017,617
Weighted average number of shares outstanding, assuming dilution of stock options and awards	96,549,121	98,204,205	96,647,554	98,373,357
Basic earnings per share	$0.86	$1.88	$1.64	$3.47
Diluted earnings per share	$0.86	$1.86	$1.63	$3.44

The exercise prices for certain stock options that the Company has awarded exceed the average market price of the Company’s common shares. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. The antidilutive stock options outstanding during the three months ended June 30, 2013 and 2012 were 613,060 and 612,300, respectively. The antidilutive stock options outstanding during the six months ended June 30, 2013 and 2012 were 460,150 and 459,635, respectively.

Note 11 - Segment Information

The primary measurement used by management to measure the financial performance of each segment is EBIT (earnings before interest and taxes).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net sales to external customers:
Mobile Industries	$392.5	$448.2	$789.5	$917.3
Process Industries	316.7	336.6	600.6	690.7
Aerospace	82.0	87.2	164.5	178.5
Steel	335.3	471.2	661.8	977.7
	$1,126.5	$1,343.2	$2,216.4	$2,764.2
Intersegment sales:
Mobile Industries	$0.6	$0.2	$0.7	$0.2
Process Industries	0.7	1.1	2.0	2.6
Steel	18.8	28.6	38.4	57.6
	$20.1	$29.9	$41.1	$60.4
Segment EBIT:
Mobile Industries	$52.4	$48.8	$103.6	$135.5
Process Industries	54.6	71.3	97.2	153.6
Aerospace	7.9	7.9	16.5	18.6
Steel	42.3	88.9	78.1	176.9
Total EBIT for reportable segments	$157.2	$216.9	$295.4	$484.6
Unallocated corporate expenses	(22.8)	(23.0)	(42.7)	(43.7)
CDSOA receipts, net of expense	—	109.5	—	109.5
Interest expense	(6.2)	(8.1)	(12.6)	(16.7)
Interest income	0.5	0.7	1.0	1.4
Intersegment adjustments	0.2	(0.1)	1.6	(1.7)
Income before income taxes	$128.9	$295.9	$242.7	$533.4

Note 12 - Impairment and Restructuring Charges

Impairment and restructuring charges by segment are comprised of the following:

For the three months ended June 30, 2013:

	Mobile Industries	Total
Severance and related benefit costs	$6.0	$6.0
Exit costs	0.7	0.7
Total	$6.7	$6.7

For the three months ended June 30, 2012:

	Mobile Industries	Process Industries	Total
Severance and related benefit costs	$16.2	$0.3	$16.5
Exit costs	0.2	—	0.2
Total	$16.4	$0.3	$16.7

For the six months ended June 30, 2013:

	Mobile Industries	Process Industries	Total
Severance and related benefit costs	$6.8	$0.2	$7.0
Exit costs	0.9	—	0.9
Total	$7.7	$0.2	$7.9

For the six months ended June 30, 2012:

	Mobile Industries	Process Industries	Total
Severance expense and related benefit costs	$16.3	$0.3	$16.6
Exit costs	0.3	—	0.3
Total	$16.6	$0.3	$16.9

The following discussion explains the impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above.

Mobile Industries

In May 2012, the Company announced the closure of its manufacturing facility in St. Thomas, Ontario, Canada (St. Thomas), which was expected to be completed in approximately one year, and was intended to consolidate bearing production at this plant with its existing U.S. operations to better align the Company's manufacturing footprint and customer base. The Company also moved customer service for the Canadian market to its offices in Toronto. The Company completed the closure of this manufacturing facility on March 31, 2013. The closure of the St. Thomas manufacturing facility displaced 190 employees. The Company expects to incur pretax costs of approximately $55 million to $65 million in connection with this closure, of which approximately $20 million to $25 million is expected to be pretax cash costs.

The Company has incurred pretax costs related to this closure of approximately $38.9 million as of June 30, 2013, including rationalization costs recorded in cost of products sold. During the second quarter of 2013, the Company recorded $5.5 million of severance and related benefits, including pension settlement charges of $5.2 million. During the first six months of 2013, the Company recorded $6.3 million of severance and related benefits related to this closure. During the second quarter of 2012, the Company recorded $16.5 million of severance and related benefits, including a curtailment of pension benefits of $10.7 million.

In March 2007, the Company announced the closure of its manufacturing facility in Sao Paulo, Brazil (Sao Paulo). The Company completed the closure of this manufacturing facility on March 31, 2010. Pretax costs associated with the closure could be as high as approximately $60 million, which includes restructuring costs and rationalization costs recorded in cost of products sold and selling, general and administrative expenses. Mobile Industries has incurred cumulative pretax costs of approximately $58.4 million as of June 30, 2013 related to this closure. During the first six months of 2012, the Company recorded $2.9 million of exit costs associated with the closure of this facility, primarily related to environmental remediation costs. The Company accrues environmental remediation costs when they are probable and estimable.

The following is a rollforward of the consolidated restructuring accrual for the six months ended June 30, 2013 and the twelve months ended December 31, 2012:

	June 30, 2013	December 31, 2012
Beginning balance, January 1	$17.6	$21.8
Expense	2.7	12.2
Payments	(8.3)	(16.4)
Ending balance	$12.0	$17.6

The restructuring accrual at June 30, 2013 and December 31, 2012 was included in other current liabilities on the Consolidated Balance Sheets. The restructuring accrual at June 30, 2013 excluded costs related to the settlement of pension benefit plans of $5.2 million. The restructuring accrual at June 30, 2013 included $4.8 million of environmental remediation costs, of which $3.9 million relates to Sao Paulo. The Company adjusts environmental remediation accruals based on the best available estimate of costs to be incurred, the timing and extent of remedial actions required by governmental authorities and the amount of the Company's liability in proportion to other responsible parties. The Company's estimated total liability for this site ranges from a minimum of $3.9 million to a maximum of $7.7 million. It is possible that the estimates may change in the near term.

Note 13 - Retirement and Postretirement Benefit Plans

The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension and postretirement benefit plans. The amounts for the three months and six months ended June 30, 2013 are based on actuarial calculations prepared during the second quarter of 2013. These updated calculations may result in a different net periodic benefit cost for 2013. The net periodic benefit cost recorded for the three months and six months ended June 30, 2013 is the Company’s best estimate of each period’s proportionate share of the amounts to be recorded for the year ending December 31, 2013.

	Pension		Postretirement
	Three Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$9.2	$8.4	$0.7	$0.5
Interest cost	33.3	37.8	5.1	6.7
Expected return on plan assets	(58.9)	(55.3)	(3.0)	(2.5)
Amortization of prior service cost	1.1	2.4	—	—
Amortization of net actuarial loss	29.1	20.5	(0.5)	0.2
Pension curtailments and settlements	5.2	10.7	—	—
Net periodic benefit cost	$19.0	$24.5	$2.3	$4.9

	Pension		Postretirement
	Six Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$19.3	$17.2	$1.5	$1.2
Interest cost	67.3	75.6	10.8	13.9
Expected return on plan assets	(116.2)	(110.5)	(5.8)	(5.3)
Amortization of prior service cost (credit)	2.3	4.7	(0.1)	(0.1)
Amortization of net actuarial loss	58.3	41.7	1.2	1.3
Pension curtailments and settlements	5.2	10.7	—	—
Net periodic benefit cost	$36.2	$39.4	$7.6	$11.0

Note 14 - Income Taxes

The Company's provision for income taxes in interim periods is computed by applying the appropriate estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior - year tax liabilities, are recorded during the period(s) in which they occur.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Provision for income taxes	$46.1	$112.5	$84.9	$194.0
Effective tax rate	35.8%	38.0%	35.0%	36.4%

The decrease in the effective tax rate in the second quarter of 2013 compared to the second quarter of 2012 was primarily due to higher earnings in certain foreign jurisdictions where the effective tax rate is less than 35%, higher tax benefits from the U.S. research tax credit and lower losses at certain foreign subsidiaries where no tax benefit could be recorded. These factors were partially offset by a lower U.S. manufacturing deduction and certain discrete tax expenses.

The decrease in the effective tax rate in the first six months of 2013 compared to the first six months of 2012 was primarily due to higher earnings in certain foreign jurisdictions where the effective tax rate is less than 35%, higher tax benefits from the U.S. research tax credit and other discrete net income tax benefits. These factors were partially offset by U.S. state and local taxes and lower U.S. manufacturing deduction.

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

The following table presents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013:

	June 30, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$396.8	$396.8	$—	$—
Short-term investments	24.9	24.9	—	—
Foreign currency hedges	2.1	—	2.1	—
Total Assets	$423.8	$421.7	$2.1	$—
Liabilities:
Foreign currency hedges	$0.9	$—	$0.9	$—
Total Liabilities	$0.9	$—	$0.9	$—

Cash and cash equivalents are highly liquid investments with maturities of three months or less when purchased and are valued at the redemption value. Short-term investments are investments with maturities between four months and one year and are valued at the amortized cost. The Company uses publicly available foreign currency forward and spot rates to measure the fair value of its foreign currency forward contracts.

The Company does not believe it has significant concentrations of risk associated with the counterparts to its financial instruments.

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, net, accounts payable, trade, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, net, accounts payable, trade and short-term borrowings are a reasonable estimate of their fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $460.6 million and $481.3 million at June 30, 2013 and December 31, 2012, respectively. The carrying value of this debt was $424.9 million at June 30, 2013 and December 31, 2012. The fair value of long-term fixed debt was measured using Level 2 inputs.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Overview

Introduction:

The Timken Company, a global industrial technology leader, applies its deep knowledge of materials, friction management and mechanical power transmission to improve the reliability and efficiency of industrial machinery and equipment all around the world. The Company engineers, manufactures and markets high-performance mechanical components and engineered steel. Timken® bearings, alloy steel bars and tubes, as well as transmissions, gearboxes, chain, and related products and services, support diversified markets worldwide through the original equipment manufacturers and aftermarket channels. The Company operates under four segments: (1) Mobile Industries; (2) Process Industries; (3) Aerospace; and (4) Steel. The following further describes these business segments:

•
Mobile Industries provides bearings, power transmission components, engineered chain, lubrication devices and systems, augers and related products and services to original equipment manufacturers and suppliers of agricultural, construction and mining equipment; passenger cars, light trucks, medium- and heavy-duty trucks; rail cars and locomotives. Aftermarket sales are handled through the Company's extensive network of authorized automotive and heavy truck distributors.

•
Process Industries supplies bearings, power transmission components, engineered chains, and related products and services to original equipment manufacturers and suppliers of power transmission, energy and heavy industrial machinery and equipment. This includes rolling mills, cement and aggregate processing equipment, paper mills, sawmills, printing presses, cranes, hoists, drawbridges, wind energy turbines, gear drives, drilling equipment, coal conveyors, coal crushers, marine equipment and food processing equipment. This segment also supports aftermarket needs through its global network of authorized industrial distributors as well as through its industrial services team, which offers end users a broad portfolio of capabilities that include bearing, gearbox and electric motor repair and services.

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

•
Steel produces more than 450 grades of high-performance carbon and alloy steel, sold as ingots, bars and tubes in a variety of chemistries, lengths and finishes. The segment's metallurgical expertise and unique operational capabilities drive customized solutions for the mobile, industrial and energy sectors, sold directly to original equipment manufacturers or through its authorized steel distributors. Timken® engineered steels drive value in a wide variety of end products including: oil country drill pipe, bits and collars; gears, hubs, axles, crankshafts and connecting rods; bearing races and rolling elements; and bushings, fuel injectors and wind energy shafts.

The Company's strategy balances corporate aspirations for sustained growth and a determination to optimize the Company's existing business portfolio, thereby generating strong earnings and cash flows. The Company pursues its strategy to create value by:

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

•
Differentiating its businesses and its products, offering a broad array of mechanical power transmission components, high-performance steel and related solutions and services. For example, the new Technology and Test Center, opened recently in North Canton, Ohio, in collaboration with Stark State College, provides new testing capabilities for ultra-large bearings typically used in wind and other large industrial equipment. Furthermore, the new in-line forge press that came on stream at the Faircrest Steel Plant unlocks new market opportunities and operating efficiencies for Timken, with processing capabilities unique in the Americas.

•
Expanding its reach, extending its knowledge, products, services and channels to meet customer needs wherever they are in the world. This includes further developing its existing product lines, for example adding new size ranges to its non-tapered bearing product lines, expanding its rail bearing reconditioning services to support new business as well as broadening its industrial services portfolio, most recently through the acquisition of electric motor repair and additional gearbox services. The Company also continues to expand its presence in new geographic spaces with an emphasis in Asia and India, where the Company has recently introduced a broader range of repair and refurbishment services.

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

The following items highlight the Company's more recent significant strategic accomplishments:

•
On April 11, 2013, the Company acquired the assets of Smith Services, an electric motor repair specialist. Based in Princeton, West Virginia and employing approximately 140 people, Smith Services reported sales of approximately $17 million in 2012. Results for Smith Services are reported in the Process Industries segment.

•
On May 13, 2013, the Company acquired Standard Machine, which provides new gearboxes, gearbox service and repair, open gearing, large gear fabrication, machining and field technical services to end users in Canada and the western United States. Based in Saskatoon, Saskatchewan, Canada, Standard Machine employs approximately 125 people and serves a wide variety of industrial sectors including mining, oil and gas, pulp and paper.  In 2012, Standard Machine reported sales of approximately $31 million.  Results for Standard Machine are reported in the Process Industries segment.

•
On June 10, 2013, the Company announced that its Board of Directors formed a Strategy Committee to evaluate a potential separation of the Company's Steel business from its other businesses and to review the Company's corporate governance and capital allocation strategy. The Company expects to report on the results of the Strategy Committee's evaluation by the end of the third quarter.

Overview:

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Net sales	$1,126.5	$1,343.2	$(216.7)	(16.1)%
Net income attributable to The Timken Company	82.8	183.6	(100.8)	(54.9)%
Diluted earnings per share	$0.86	$1.86	$(1.00)	(53.8)%
Average number of shares – diluted	96,549,121	98,204,205	—	—

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Net sales	$2,216.4	$2,764.2	$(547.8)	(19.8)%
Net income attributable to The Timken Company	157.9	339.3	(181.4)	(53.5)%
Diluted earnings per share	$1.63	$3.44	$(1.81)	(52.6)%
Average number of shares – diluted	96,647,554	98,373,357	—	—

The Company reported net sales of approximately $1.1 billion for the second quarter of 2013, compared to approximately $1.3 billion in the second quarter of 2012, a decrease of 16.1%. Sales were lower across all business segments. The decrease in sales was primarily driven by lower volume and raw material surcharges, partially offset by the impact of acquisitions. For the second quarter of 2013, net income per diluted share was $0.86, compared to $1.86 per diluted share for the second quarter of 2012. The Company's net income for the second quarter of 2013 was lower than the second quarter of 2012 primarily due to CDSOA receipts, net of expense, of $109.5 million ($69.0 million after-tax or $0.70 per diluted share) received in the second quarter of 2012 (see Note 16 - Continued Dumping and Subsidy Offset Act (CDSOA) for additional information). In addition, net income was lower as a result of the impact of lower volume and unfavorable sales mix, partially offset by lower plant closure costs, raw material costs (net of surcharges) and lower selling, general and administrative expenses.

The Company reported net sales of approximately $2.2 billion for the first six months of 2013, compared to approximately $2.8 billion for 2012, a decrease of 19.8%. Sales were lower across all business segments. The decrease in sales was driven by lower volume and raw material surcharges, partially offset by the impact of acquisitions. For the first six months of 2013, net income per diluted share was $1.63 compared to $3.44 per diluted share for the first six months of 2012. The Company's earnings for the first six months of 2013 reflect lower CDSOA receipts, net of expense, lower volume, unfavorable sales mix and higher manufacturing costs. These decreases were partially offset by lower raw material costs (net of surcharges), logistics costs, selling, general and administrative expenses, plant closure costs and a favorable LIFO adjustment.

Outlook:

The Company expects 2013 full-year sales to be down approximately 10% compared to 2012, primarily driven by lower volume across all segments except the Aerospace segment, as well as lower raw material surcharges. The Company's earnings are expected to be lower in 2013 compared to 2012, primarily due to significantly lower CDSOA receipts and lower volume, partially offset by lower raw material costs (net of surcharges).

From a liquidity standpoint, the Company expects to generate cash from operations of approximately $475 million in 2013, a decrease of approximately 20% from 2012, as the Company anticipates lower net income and higher cash used for working capital items, partially offset by lower pension and postretirement contributions. Pension and postretirement contributions are expected to be approximately $115 million in 2013, compared to $376 million in 2012. The Company expects capital expenditures to be approximately $360 million in 2013, compared to $300 million in 2012. The expected increase in capital expenditures is primarily driven by several multi-year projects. See "Other Matters - Capital Expenditures" for more information about capital expenditures.

The Statement of Income

Sales by Segment:

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Mobile Industries	$392.5	$448.2	$(55.7)	(12.4)%
Process Industries	316.7	336.6	(19.9)	(5.9)%
Aerospace	82.0	87.2	(5.2)	(6.0)%
Steel	335.3	471.2	(135.9)	(28.8)%
Total Company	$1,126.5	$1,343.2	$(216.7)	(16.1)%

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Mobile Industries	$789.5	$917.3	$(127.8)	(13.9)%
Process Industries	600.6	690.7	(90.1)	(13.0)%
Aerospace	164.5	178.5	(14.0)	(7.8)%
Steel	661.8	977.7	(315.9)	(32.3)%
Total Company	$2,216.4	$2,764.2	$(547.8)	(19.8)%

Net sales for the second quarter of 2013 decreased approximately $217 million, or 16.1%, compared to the second quarter of 2012, primarily due to lower volume of approximately $195 million and lower raw material surcharges of approximately $50 million, partially offset by the impact of acquisitions of approximately $20 million and higher pricing of approximately $5 million. The decrease in volume was due to lower demand across most of the Company's end market sectors.

Net sales for the first six months of 2013 decreased approximately $548 million, or 19.8%, compared to the first six months of 2012, primarily due to lower volume of approximately $460 million and lower raw material surcharges of approximately $120 million, partially offset by the impact of acquisitions of approximately $30 million and higher pricing of approximately $10 million. The decrease in volume was due to lower demand across most of the Company's end market sectors.

Gross Profit:

	Three Months Ended June 30,
	2013	2012	$ Change	Change
Gross profit	$302.1	$377.3	$(75.2)	(19.9)%
Gross profit % to net sales	26.8%	28.1%		(130) bps

	Six Months Ended June 30,
	2013	2012	$ Change	Change
Gross profit	$576.6	$788.9	$(212.3)	(26.9)%
Gross profit % to net sales	26.0%	28.5%		(250) bps

Gross profit decreased in the second quarter of 2013 compared to the second quarter of 2012 primarily due to the impact of lower volume of approximately $85 million and unfavorable mix of approximately $20 million. These factors were partially offset by lower raw material costs (net of surcharges) of approximately $10 million, lower manufacturing and logistics costs of approximately $10 million, the favorable impact of acquisitions of approximately $5 million and higher pricing of approximately $5 million.

Gross profit decreased in the first six months of 2013 compared to the first six months of 2012 primarily due to the impact of lower volume of approximately $205 million, unfavorable sales mix of approximately $40 million and higher manufacturing costs of approximately $20 million. These factors were partially offset by lower raw material costs (net of surcharges) of approximately $20 million, lower logistics costs of approximately $15 million, a favorable LIFO adjustment of approximately $10 million and the favorable impact of acquisitions of approximately $5 million.

Selling, General and Administrative Expenses:

	Three Months Ended June 30,
	2013	2012	$ Change	Change
Selling, general and administrative expenses	$159.6	$163.0	$(3.4)	(2.1)%
Selling, general and administrative expenses % to net sales	14.2%	12.1%	—	210 bps

	Six Months Ended June 30,
	2013	2012	$ Change	Change
Selling, general and administrative expenses	$313.2	$327.7	$(14.5)	(4.4)%
Selling, general and administrative expenses % to net sales	14.1%	11.9%	—	220 bps

The decrease in selling, general and administrative expenses in the second quarter of 2013 compared to the second quarter of 2012 was primarily due to lower expense related to incentive compensation plans of approximately $6 million, partially offset by the impact of acquisitions of $4 million.

The decrease in selling, general and administrative expenses in the first six months of 2013, compared to the first six months of 2012 was primarily due to lower expense related to incentive compensation plans of approximately $19 million, partially offset by the impact of acquisitions of $5 million.

Impairment and Restructuring:

	Three Months Ended June 30,
	2013	2012	$ Change
Severance and related benefit costs	$6.0	$16.5	$(10.5)
Exit costs	0.7	0.2	0.5
Total	$6.7	$16.7	$(10.0)

	Six Months Ended June 30,
	2013	2012	$ Change
Severance and related benefit costs	$7.0	$16.6	$(9.6)
Exit costs	0.9	0.3	0.6
Total	$7.9	$16.9	$(9.0)

Impairment and restructuring charges of $6.7 million and $7.9 million in the second quarter and first six months of 2013, respectively, were primarily due to the recognition of $5.5 million and $6.3 million, respectively, of severance and related benefits, including $5.2 million of pension settlement charges, related to the closure of the manufacturing facility in St. Thomas. Impairment and restructuring charges of $16.7 million and $16.9 million in the second quarter and first six months of 2012, respectively, were primarily due to the recognition of $16.5 million of severance and related benefits, including $10.7 million of pension curtailment, related to the announced closure of the manufacturing facility in St. Thomas.

Interest Expense and Income:

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Interest (expense)	$(6.2)	$(8.1)	$1.9	(23.5)%
Interest income	$0.5	$0.7	$(0.2)	(28.6)%

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Interest expense	$(12.6)	$(16.7)	$4.1	(24.6)%
Interest income	$1.0	$1.4	$(0.4)	(28.6)%

Interest expense for the second quarter and first six months of 2013 decreased compared to the second quarter and first six months of 2012 primarily due to higher capitalized interest and lower average debt. Interest income for the second quarter and first six months of 2013 decreased compared to the second quarter and first six months of 2012 primarily due to lower interest rates and lower cash balances.

Other (Expense) Income:

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
CDSOA receipts, net of expense	$—	$109.5	$(109.5)	NM
Other (expense) income, net	$(1.2)	$(3.8)	$2.6	(68.4)%

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
CDSOA receipts, net of expense	$(0.4)	$109.5	$(109.9)	NM
Other (expense) income, net	$(0.8)	$(5.1)	$4.3	(84.3)%

CDSOA receipts are reported net of applicable expenses. The CDSOA provides for distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and people. Refer to Note 16 - Continued Dumping and Subsidy Offset Act (CDSOA) for additional information.

Other expense, net decreased in the second quarter and first six months of 2013 compared to the second quarter and first six months of 2012 primarily due to lower foreign currency exchange losses, losses from the disposal of fixed assets and donations.

Income Tax Expense:

	Three Months Ended June 30,
	2013	2012	$ Change	Change
Income tax expense	$46.1	$112.5	$(66.4)	(59.0)%
Effective tax rate	35.8%	38.0%	—	(220	) bps

	Six Months Ended June 30,
	2013	2012	$ Change	Change
Income tax expense	$84.9	$194.0	$(109.1)	(56.2)%
Effective tax rate	35.0%	36.4%	—	(140	) bps

The decrease in the effective tax rate in the second quarter of 2013 compared to the second quarter of 2012 was primarily due to higher earnings in certain foreign jurisdictions where the effective tax rate is less than 35%, higher tax benefits from the U.S. research tax credit and lower losses at certain foreign subsidiaries where no tax benefit could be recorded. These factors were partially offset by a lower U.S. manufacturing deduction and certain discrete tax expenses.

The decrease in the effective tax rate in the first six months of 2013 compared to the first six months of 2012 was primarily due to higher earnings in certain foreign jurisdictions where the effective tax rate is less than 35%, higher tax benefits from the U.S. research tax credit and other discrete net income tax benefits. These factors were partially offset by U.S. state and local taxes and a lower U.S. manufacturing deduction.

Business Segments

The primary measurement used by management to measure the financial performance of each segment is EBIT. Refer to Note 11 - Segment Information in the Notes to the Consolidated Financial Statements for the reconciliation of EBIT by segment to consolidated income before income taxes.

The presentation of segment results below includes a reconciliation of the changes in net sales for each segment reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions made in 2013 and 2012, respectively, and currency exchange rates. The effects of acquisitions and currency exchange rates on net sales are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period. During the second quarter of 2013, the Company completed the acquisition of Standard Machine, as well as substantially all of the assets of Smith Services. During the fourth quarter of 2012, the Company completed the acquisition of substantially all the assets of Wazee Companies, LLC (Wazee). Results for Standard Machine, Smith Services and Wazee are reported in the Process Industries segment. During the first quarter of 2013, the Company completed the acquisition of Interlube. Results for Interlube are reported in the Mobile industries segment.

Mobile Industries Segment:

	Three Months Ended June 30,
	2013	2012	$ Change	Change
Net sales, including intersegment sales	$393.1	$448.4	$(55.3)	(12.3)%
EBIT	$52.4	$48.8	$3.6	7.4%
EBIT margin	13.3%	10.9%	—	240	bps

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Net sales, including intersegment sales	$393.1	$448.4	$(55.3)	(12.3)%
Less: Acquisitions	4.1	—	4.1	NM
Currency	0.8	—	0.8	NM
Net sales, excluding the impact of acquisitions and currency	$388.2	$448.4	$(60.2)	(13.4)%

	Six Months Ended June 30,
	2013	2012	$ Change	Change
Net sales, including intersegment sales	$790.2	$917.5	$(127.3)	(13.9)%
EBIT	$103.6	$135.5	$(31.9)	(23.5)%
EBIT margin	13.1%	14.8%	—	(170	) bps

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Net sales, including intersegment sales	$790.2	$917.5	$(127.3)	(13.9)%
Less: Acquisitions	4.7	—	4.7	NM
Currency	(4.9)	—	(4.9)	NM
Net sales, excluding the impact of acquisitions and currency	$790.4	$917.5	$(127.1)	(13.9)%

The Mobile Industries segment's net sales, excluding the effects of acquisitions and currency-rate changes, decreased 13.4% in the second quarter of 2013 compared to the second quarter of 2012. The decrease was primarily due to lower volume of approximately $60 million. The lower volume was seen across most market sectors led by a 22% decrease in off-highway, a 16% decrease in light vehicle and an 11% decrease in rail. The decrease in light vehicle market sales was primarily due to exited business. EBIT increased in the second quarter of 2013 compared to the second quarter of 2012 primarily due to lower plant closure costs of approximately $10 million, manufacturing costs of approximately $10 million and selling, general and administrative expenses of approximately $5 million, partially offset by the impact of lower volume of approximately $20 million.

The Mobile Industries segment's net sales, excluding the effects of acquisitions and currency-rate changes, decreased 13.9% in the first six months of 2013 compared to the first six months of 2012 as a result of lower volume of approximately $125 million. The lower volume was driven by a 22% decrease in off-highway, a 19% decrease in heavy truck and a 12% decrease in light vehicle. The decrease in light vehicle and heavy truck market sales was primarily due to exited business. EBIT was lower in the first six months of 2013 compared to the first six months of 2012 primarily due to the impact of lower volume of approximately $45 million and higher manufacturing costs of approximately $10 million, partially offset by lower plant closure costs of approximately $10 million and lower selling, general and administrative expenses of approximately $10 million.

Full-year sales for the Mobile Industries segment are expected to decrease 7% to 12% in 2013 compared to 2012. The expected decrease is primarily due to lower volume across most markets, led by a decrease in off-highway volume of approximately 19%, a decrease in heavy truck volume of approximately 15% and a decrease in light-vehicle volume of approximately 14%. EBIT for the Mobile Industries segment is expected to decline in 2013 compared to 2012 as a result of lower volume and exited business, partially offset by lower costs in restructuring, manufacturing, logistics and selling, general and administrative expenses.

Process Industries Segment:

	Three Months Ended June 30,
	2013	2012	$ Change	Change
Net sales, including intersegment sales	$317.4	$337.7	$(20.3)	(6.0)%
EBIT	$54.6	$71.3	$(16.7)	(23.4)%
EBIT margin	17.2%	21.1%	—	(390	) bps

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Net sales, including intersegment sales	$317.4	$337.7	$(20.3)	(6.0)%
Less: Acquisitions	15.3	—	15.3	NM
Currency	1.8	—	1.8	NM
Net sales, excluding the impact of acquisitions and currency	$300.3	$337.7	$(37.4)	(11.1)%

	Six Months Ended June 30,
	2013	2012	$ Change	Change
Net sales, including intersegment sales	$602.6	$693.3	$(90.7)	(13.1)%
EBIT	$97.2	$153.6	$(56.4)	(36.7)%
EBIT margin	16.1%	22.2%		(610	) bps

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Net sales, including intersegment sales	$602.6	$693.3	$(90.7)	(13.1)%
Less: Acquisitions	22.5	—	22.5	NM
Currency	(0.1)	—	(0.1)	NM
Net sales, excluding the impact of acquisitions and currency	$580.2	$693.3	$(113.1)	(16.3)%

The Process Industries segment's net sales, excluding the effects of acquisitions and currency-rate changes, decreased 11.1% in the second quarter of 2013 compared to the same period in 2012. The decrease was primarily due to lower volume of approximately $25 million, partially offset by higher pricing of approximately $5 million. The lower volume was seen across most market sectors, driven by a decrease in industrial distribution of approximately 10%, a decrease in wind of approximately 25%, a decrease in marine of approximately 31% and a decrease in metals of approximately 33%. EBIT was lower in the second quarter of 2013 compared to the second quarter of 2012 primarily due to the impact of lower volume of approximately $20 million, partially offset by pricing of approximately $5 million and lower selling, general and administrative expenses of $3 million. EBIT margin decreased in the second quarter of 2013 compared to the second quarter of 2012 primarily due to lower volume in industrial distribution.

The Process Industries segment's net sales, excluding the effects of acquisitions and currency-rate changes, decreased 16.3% in the first six months of 2013 compared to the same period in 2012. The decrease was primarily due to lower volume of $125 million, partially offset by higher pricing of approximately $10 million. The lower volume was seen across most market sectors, driven by a decrease in industrial distribution of approximately 15%, a decrease in wind of approximately 40%, a decrease in marine of approximately 35% and a decrease in metals of approximately 32%. EBIT was lower in the first six months of 2013 compared to the first six months of 2012 primarily due to the impact of lower volume of approximately $60 million, higher manufacturing costs of approximately $10 million and unfavorable sales mix of $5 million, partially offset by pricing of approximately $10 million and lower selling, general and administrative expenses of approximately $5 million.

Full-year sales for the Process Industries segment are expected to decrease 2% to 7% in 2013 compared to 2012, driven by lower industrial distribution volume of approximately 6% and lower wind volume of approximately 16%, partially offset by acquisitions. Sales are expected to be higher during the second half of 2013 compared to the first half of 2013, driven by sales to industrial distribution. EBIT for the Process Industries segment is expected to be lower in 2013 compared to 2012 primarily due to the impact of lower volume, partially offset by higher pricing.

Aerospace Segment:

	Three Months Ended June 30,
	2013	2012	$ Change	Change
Net sales, including intersegment sales	$82.0	$87.2	$(5.2)	(6.0)%
EBIT	$7.9	$7.9	$—	—
EBIT margin	9.6%	9.1%	—	50	bps

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Net sales, including intersegment sales	$82.0	$87.2	$(5.2)	(6.0)%
Less: Currency	0.1	—	0.1	NM
Net sales, excluding the impact of currency	$81.9	$87.2	$(5.3)	(6.1)%

	Six Months Ended June 30,
	2013	2012	$ Change	Change
Net sales, including intersegment sales	$164.5	$178.5	$(14.0)	(7.8)%
EBIT	$16.5	$18.6	$(2.1)	(11.3)%
EBIT margin	10.0%	10.4%		(40	) bps

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Net sales, including intersegment sales	$164.5	$178.5	$(14.0)	(7.8)%
Less: Currency	—	—	—	NM
Net sales, excluding the impact of currency	$164.5	$178.5	$(14.0)	(7.8)%

The Aerospace segment's net sales, excluding the impact of currency-rate changes, decreased 6.1% in the second quarter of 2013 compared to the second quarter of 2012. The decrease was primarily due to lower volume of approximately $5 million. The lower volume was seen across most market sectors, led by a decrease in the motion control market sector of approximately 28%, partially offset by an increase in the general aviation market sector of approximately 6%. EBIT for the second quarter of 2013 was flat compared to the second quarter of 2012 primarily due to lower selling, general and administrative expenses, offset by the impact of lower volume.

The Aerospace segment's net sales, excluding the impact of currency-rate changes, decreased 7.8% in the first six months of 2013 compared to the first six months of 2012 primarily due to lower volume of approximately $15 million across most market sectors. The lower volume was seen across most market sectors, led by a decrease in the motion control market sector of approximately 28%. EBIT was slightly lower in the first six months of 2013 compared to the first six months of 2012 primarily due to the impact of lower volume of approximately $5 million and higher manufacturing costs of approximately $5 million, partially offset by lower selling, general and administrative expenses and higher pricing.

Full-year sales for the Aerospace segment are expected to increase by approximately 3% to 8% in 2013 compared to 2012, due to higher volume across most market sectors, led by an increase in civil aviation of approximately 10%, an increase in defense of approximately 6%, partially offset by a decrease in motion control of approximately 9%. EBIT for the Aerospace segment is expected to increase slightly in 2013 compared to 2012 primarily due to the impact of higher volume and higher pricing.

Steel Segment:

	Three Months Ended June 30,
	2013	2012	$ Change	Change
Net sales, including intersegment sales	$354.1	$499.8	$(145.7)	(29.2)%
EBIT	$42.3	$88.9	$(46.6)	(52.4)%
EBIT margin	11.9%	17.8%	—	(590	) bps

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Net sales, including intersegment sales	$354.1	$499.8	$(145.7)	(29.2)%
Less: Currency	0.8	—	0.8	NM
Net sales, excluding the impact of currency	$353.3	$499.8	$(146.5)	(29.3)%

	Six Months Ended June 30,
	2013	2012	$ Change	Change
Net sales, including intersegment sales	$700.2	$1,035.3	$(335.1)	(32.4)%
EBIT	$78.1	$176.9	$(98.8)	(55.9)%
EBIT margin	11.2%	17.1%	—	(590	) bps

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Net sales, including intersegment sales	$700.2	$1,035.3	$(335.1)	(32.4)%
Less: Currency	0.9	—	0.9	NM
Net sales, excluding the impact of currency	$699.3	$1,035.3	$(336.0)	(32.5)%

The Steel segment's net sales for the second quarter of 2013, excluding the effects of currency-rate changes, decreased 29.3% compared to the second quarter of 2012 primarily due to lower volume of approximately $95 million and lower raw material surcharges of approximately $50 million. The lower volume was led by a 38% decrease in industrial demand and a 33% decrease in oil and gas demand, partially offset by a 10% increase in mobile demand. Surcharges decreased to $78 million in the second quarter of 2013 from $127 million in the second quarter of 2012. Surcharges are a pricing mechanism that the Company uses to recover scrap steel and certain alloy costs, which are derived from published monthly indices. The lower surcharges were a result of lower market prices for certain input raw materials such as scrap steel and alloys, as well as lower volume.

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
Scrap index per ton	$401	$460	$(59)	(12.8)%
Shipments (in tons)	239,000	301,000	(62,000)	(20.6)%
Average selling price per ton, including surcharges	$1,483	$1,662	$(179)	(10.8)%

The Steel segment's EBIT decreased in the second quarter of 2013 compared to the second quarter of 2012 primarily due to lower raw material surcharges of approximately $50 million, the impact of lower volume of approximately $40 million and unfavorable sales mix of approximately $20 million, partially offset by lower raw material costs of approximately $60 million. Raw material costs per ton consumed in the manufacturing process, including scrap steel and alloys decreased 17% in the second quarter of 2013 compared to the second quarter of 2012, to an average cost of $469 per ton. EBIT margin decreased in the second quarter of 2013 compared to the second quarter of 2012 primarily due to volume and unfavorable sales mix.

The Steel segment's net sales for the first six months of 2013, excluding the effects of currency-rate changes, decreased 32.5% compared to the first six months of 2012 primarily due to lower volume of approximately $210 million and lower surcharges of approximately $120 million. The lower volume was primarily driven by a 43% decrease in oil and gas demand and a 41% decrease in industrial demand, partially offset by a 16% increase in mobile demand. Surcharges decreased to $151 million in the first six months of 2013 from $271 million in the first six months of 2012. The lower surcharges were a result of lower market prices for certain input raw materials, especially scrap steel, nickel and molybdenum, and lower volume.

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
Scrap index per ton	$395	$482	$(87)	(18.0)%
Shipments (in tons)	471,000	619,000	(148,000)	(23.9)%
Average selling price per ton, including surcharges	$1,485	$1,672	$(187)	(11.2)%

The Steel segment's EBIT decreased in the first six months of 2013 compared to the first six months of 2012 primarily due to lower raw material surcharges of $120 million, the impact of lower volume of approximately $90 million and unfavorable sales mix of $30 million, partially offset by lower raw material costs of $130 million and favorable logistics costs of $10 million. The lower raw material costs were driven by lower volume and lower material costs per ton. Raw material costs per ton consumed in the manufacturing process, including scrap steel, alloys and energy, decreased 18% in the first six months of 2013 over the comparable period in the prior year to an average cost of $465 per ton.

Full-year sales for the Steel segment are expected to decrease 15% to 20% for 2013 compared to 2012, primarily due to lower volume and lower surcharges. The Company expects lower volume to be driven by a decrease in oil and gas demand of approximately 21% and a decrease in industrial demand of approximately 22%, partially offset by an increase in mobile demand of approximately 9%. EBIT for the Steel segment is expected to decrease in 2013 compared to 2012, driven by lower surcharges, lower volume and unfavorable sales mix, partially offset by lower raw material costs. Scrap, alloy and energy costs are expected to decrease in the near term from current levels.

Corporate:

	Three Months Ended June 30,
	2013	2012	$ Change	Change
Corporate expenses	$22.8	$23.0	$(0.2)	(0.9)%
Corporate expenses % to net sales	2.0%	1.7%	—	30	bps

	Six Months Ended June 30,
	2013	2012	$ Change	Change
Corporate expenses	$42.7	$43.7	$(1.0)	(2.3)%
Corporate expenses % to net sales	1.9%	1.6%	—	30	bps

The Balance Sheet

The following discussion is a comparison of the Consolidated Balance Sheets at June 30, 2013 and December 31, 2012.

Current Assets:

	June 30, 2013	December 31, 2012	$ Change	% Change
Cash and cash equivalents	$396.8	$586.4	$(189.6)	(32.3)%
Accounts receivable, net	624.2	546.7	77.5	14.2%
Inventories, net	818.6	862.1	(43.5)	(5.0)%
Deferred income taxes	69.1	98.6	(29.5)	(29.9)%
Deferred charges and prepaid expenses	31.5	12.6	18.9	150.0%
Other current assets	62.9	67.7	(4.8)	(7.1)%
Total current assets	$2,003.1	$2,174.1	$(171.0)	(7.9)%

Refer to the Consolidated Statement of Cash Flows for a discussion of the decrease in cash and cash equivalents. Accounts receivable increased as a result of higher sales during the second quarter of 2013 compared to the fourth quarter of 2012. Inventories decreased to match current demand primarily driven by the Steel segment. Deferred income taxes decreased while deferred charges and prepaid expenses increased due to a reclassification of income taxes related to intercompany inventory transactions. In addition, deferred income taxes also decreased due to the recognition of certain items of tax deduction, primarily related to accrued employee benefits and inventory, which are recognized in different periods for tax and financial reporting purposes.

Property, Plant and Equipment, Net:

	June 30, 2013	December 31, 2012	$ Change	% Change
Property, plant and equipment	$3,912.2	$3,792.1	$120.1	3.2%
Accumulated depreciation	(2,443.1)	(2,386.8)	(56.3)	2.4%
Property, plant and equipment, net	$1,469.1	$1,405.3	$63.8	4.5%

The increase in property, plant and equipment in the first six months of 2013 was primarily due to current-year capital expenditures exceeding depreciation expense, as well as current-year acquisitions. See "Other Matters - Capital Expenditures" for more information.

Other Assets:

	June 30, 2013	December 31, 2012	$ Change	% Change
Goodwill	$362.5	$338.9	$23.6	7.0%
Other intangible assets	226.7	224.7	2.0	0.9%
Deferred income taxes	6.3	62.5	(56.2)	(89.9)%
Other non-current assets	38.6	39.2	(0.6)	(1.5)%
Total other assets	$634.1	$665.3	$(31.2)	(4.7)%

The increase in goodwill was primarily due to current-year acquisitions. The increase in other intangible assets was primarily due to acquisitions, partially offset by current-year amortization. The decrease in deferred income taxes was primarily due to the recognition of certain items of tax deduction, primarily related to accelerated tax depreciation, which are recognized in different periods for tax and financial reporting purposes, as well as the amortization of actuarial losses for defined benefit pension plans.

Current Liabilities:

	June 30, 2013	December 31, 2012	$ Change	% Change
Short-term debt	$7.0	$14.3	$(7.3)	(51.0)%
Accounts payable	241.9	216.2	25.7	11.9%
Salaries, wages and benefits	164.4	213.9	(49.5)	(23.1)%
Income taxes payable	84.2	33.5	50.7	151.3%
Deferred income taxes	7.3	2.9	4.4	151.7%
Other current liabilities	157.9	177.5	(19.6)	(11.0)%
Current portion of long-term debt	0.2	9.6	(9.4)	(97.9)%
Total current liabilities	$662.9	$667.9	$(5.0)	(0.7)%

The decrease in short-term debt during the first six months of 2013 was primarily due to a reduction in the utilization of the Company's foreign lines of credit in Europe. The decrease in accrued salaries, wages and benefits was the result of the payout of the 2012 performance-based compensation, partially offset by current-year accruals for performance-based compensation. The increase in income taxes payable in the first six months of 2013 was primarily due to the provision for current-year income taxes and a reclassification of uncertain tax positions from other non-current liabilities to income taxes payable. These increases were partially offset by current-year tax payments and the reclassification of $40 million of non-current deferred tax assets and $10 million of current deferred tax assets. The decrease in other current liabilities during the first six months of 2013 was primarily due to lower restructuring accruals. The decrease in current portion of long-term debt was primarily due to the payment of debt upon maturity.

Non-Current Liabilities:

	June 30, 2013	December 31, 2012	$ Change	% Change
Long-term debt	$455.3	$455.1	$0.2	—%
Accrued pension cost	245.9	391.4	(145.5)	(37.2)%
Accrued postretirement benefits cost	360.6	371.8	(11.2)	(3.0)%
Deferred income taxes	10.6	4.9	5.7	116.3%
Other non-current liabilities	43.2	107.0	(63.8)	(59.6)%
Total non-current liabilities	$1,115.6	$1,330.2	$(214.6)	(16.1)%

The decrease in accrued pension cost during the first six months of 2013 was primarily due to the Company's contributions of $110.2 million to its global defined benefit pension plans, as well as the expected return on pension assets exceeding service and interest cost. The decrease in other non-current liabilities was primarily due to a $60 million decrease in uncertain tax positions, which were reclassified to income taxes payable, as a result of the expected closure of tax audits for years 2006 through 2009 and the closure of the tax audits for 2010 through 2011.

Shareholders’ Equity:

	June 30, 2013	December 31, 2012	$ Change	% Change
Common stock	$942.7	$944.5	$(1.8)	(0.2)%
Earnings invested in the business	2,524.9	2,411.2	113.7	4.7%
Accumulated other comprehensive loss	(985.4)	(1,013.2)	27.8	(2.7)%
Treasury shares	(170.6)	(110.3)	(60.3)	54.7%
Noncontrolling interest	16.2	14.4	1.8	12.5%
Total shareholders’ equity	$2,327.8	$2,246.6	$81.2	3.6%

Earnings invested in the business increased in the first six months of 2013 by net income attributable to the Company of $157.9 million, partially offset by dividends declared of $44.2 million. The decrease in accumulated other comprehensive loss was primarily due to a $56.8 million after-tax adjustment as a result of amortization of actuarial losses and prior-year service costs for defined benefit pension and postretirement plans, partially offset by a $34.5 million decrease in foreign currency translation. The foreign currency translation adjustments were due to the strengthening of the U.S. dollar relative to other currencies, such as the British Pound, the Australian Dollar, the Indian Rupee, the Brazilian Real and the Canadian Dollar. See "Other Matters - Foreign Currency" for further discussion regarding the impact of foreign currency translation. The increase in treasury shares was primarily due to the Company's purchase of 1.4 million of its common shares for an aggregate of $81.8 million, partially offset by shares issued for stock compensation plans during the first six months of 2013.

Cash Flows

	Six Months Ended June 30,
	2013	2012	$ Change
Net cash provided by operating activities	$139.5	$236.4	$(96.9)
Net cash used by investing activities	(203.6)	(93.3)	(110.3)
Net cash used by financing activities	(115.1)	(93.8)	(21.3)
Effect of exchange rate changes on cash	(10.4)	(4.2)	(6.2)
(Decrease) increase in cash and cash equivalents	$(189.6)	$45.1	$(234.7)

Operating activities provided net cash of $139.5 million in the first six months of 2013, after providing net cash of $236.4 million in the first six months of 2012. The change in cash from operating activities was primarily due to a decrease in net income, partially offset by lower pension contributions and other postretirement benefit payments and a decrease in cash used for working capital items, such as accounts payable and inventory. Net income attributable to The Timken Company decreased $181.4 million in the first six months of 2013 compared to the first six months of 2012. Pension contributions and other postretirement benefit payments were $127.8 million in the first six months of 2013, compared to $225.9 million in the first six months of 2012. Cash taxes were $32.1 million in the first six months of 2013, compared to $86.2 million in the first six months of 2012.

The following chart displays the impact of working capital items on cash during the first six months of 2013 and 2012, respectively:

	Six Months Ended June 30,
	2013	2012
Cash Provided (Used):
Accounts receivable	$(73.9)	$(74.5)
Inventories	45.9	15.1
Trade accounts payable	25.2	(2.1)
Other accrued expenses	(78.7)	(77.2)

Net cash used by investing activities of $203.6 million in the first six months of 2013 increased from the same period in 2012 primarily due to a $29.9 million increase in capital expenditures and a $67.1 million increase in acquisitions, as well as a $11.2 million reduction in cash provided by investments in short-term marketable securities. Short-term marketable securities provided cash of $7.0 million in the first six months of 2013 after providing cash of $18.2 million in the first six months of 2012. The Company expects to increase capital expenditures to approximately $360 million in 2013 compared to $300 million in 2012. See "Other Matters - Capital Expenditures" for further discussion of the Company's multi-year capital expenditure projects.

Net cash used by financing activities was $115.1 million in the first six months of 2013 and $93.8 million in the first six months of 2012. The increase in cash used by financing activities was primarily due to a $30.1 million increase in the Company's repurchases of its common shares. The Company purchased 1.4 million of its common shares for an aggregate of $81.8 million during the first six months of 2013 after purchasing one million of its common shares for an aggregate of $51.7 million during the first six months of 2012.

Liquidity and Capital Resources:

Total debt was $462.5 million and $479.0 million at June 30, 2013 and December 31, 2012, respectively. At June 30, 2013, total debt of $462.5 million exceeded cash and cash equivalents of $396.8 million by $65.7 million. At December 31, 2012, cash and cash equivalents of $586.4 million exceeded total debt of $479.0 million by $107.4 million. The ratio of net debt to capital was 2.7% at June 30, 2013. The ratio of net cash to capital was 5.0% at December 31, 2012.

Reconciliation of total debt to net debt and the ratio of net debt (cash) to capital:

Net Debt:

	June 30, 2013	December 31, 2012
Short-term debt	$7.0	$14.3
Current portion of long-term debt	0.2	9.6
Long-term debt	455.3	455.1
Total debt	$462.5	$479.0
Less: Cash and cash equivalents	396.8	586.4
Net debt (cash)	$65.7	$(107.4)

Ratio of Net Debt to Capital:

	June 30, 2013	December 31, 2012
Net debt (cash)	$65.7	$(107.4)
Shareholders’ equity	2,327.8	2,246.6
Net debt plus shareholders’ equity (capital)	$2,393.5	$2,139.2
Ratio of net debt (cash) to capital	2.7%	(5.0)%

The Company presents net debt (cash) because it believes net debt (cash) is more representative of the Company's financial position than total debt due to the amount of cash and cash equivalents.

At June 30, 2013, the Company had no outstanding borrowings under its three-year Asset Securitization Agreement, which provides for aggregate borrowings up to $200 million. The Asset Securitization Agreement is subject to certain borrowing base limitations, which reduced the availability to $188.4 million at June 30, 2013. The Asset Securitization Agreement is secured by certain domestic trade receivables of the Company.

At June 30, 2013, the Company had no outstanding borrowings under its Senior Credit Facility, which provides for aggregate borrowings up to $500 million, but had letters of credit outstanding totaling $8.6 million, reducing the availability under the Senior Credit Facility to $491.4 million. The Senior Credit Facility matures on May 11, 2016. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At June 30, 2013, the Company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.25 to 1.0. As of June 30, 2013, the Company's consolidated leverage ratio was 0.64 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 4.0 to 1.0. As of June 30, 2013, the Company's consolidated interest coverage ratio was 22.07 to 1.0.

The interest rate under the Senior Credit Facility is based on the Company's consolidated leverage ratio. In addition, the Company pays a facility fee based on the consolidated leverage ratio multiplied by the aggregate commitments of all of the lenders under this agreement.

Other sources of liquidity include short-term lines of credit for certain of the Company's foreign subsidiaries, which provide for borrowings up to $217.0 million. The majority of these lines are uncommitted. At June 30, 2013, the Company had borrowings outstanding of $7.0 million and guarantees of $0.3 million, which reduced the availability under these facilities to $209.7 million.

The Company expects that any cash requirements in excess of cash on hand and cash generated from operating activities will be met by the committed funds available under its Asset Securitization Agreement and the Senior Credit Facility. Management believes it has sufficient liquidity to meet its obligations through at least the term of the Senior Credit Facility.

At June 30, 2013, approximately $250 million, or 63.0%, of the Company's cash and cash equivalents resided in jurisdictions outside the United States. Repatriation of these funds to the United States could be subject to domestic and foreign taxes and an immaterial amount could be subject to governmental restrictions. Part of the Company's strategy is to grow in attractive market sectors, many of which are outside the United States. This strategy may include making investments in facilities and equipment and new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments when possible.

The Company expects to remain in compliance with its debt covenants. However, the Company may need to limit its borrowings under the Senior Credit Facility or other facilities in order to remain in compliance. As of June 30, 2013, the Company could have borrowed the full amounts available under the Senior Credit Facility and Asset Securitization Agreement, and would have still been in compliance with its debt covenants.

The Company expects cash from operations in 2013 to decrease to approximately $475 million from $626 million in 2012 as the Company anticipates lower net income and an increase in working capital requirements, partially offset by lower pension and postretirement contributions. The Company expects to make approximately $115 million in pension and postretirement contributions in 2013, compared to approximately $376 million in 2012. The Company also expects to increase capital expenditures to approximately $360 million in 2013 compared to $300 million in 2012.

Financing Obligations and Other Commitments:

During the first six months of 2013, the Company made contributions of $110.2 million to its global defined benefit pension plans, of which $105 million was discretionary. The Company currently expects to make contributions to its global defined benefit pension plans in 2013 totaling approximately $115 million, of which $105 million is discretionary. Returns for the Company's global defined benefit pension plan assets in 2012 were above the expected rate-of-return assumption of 8.25 percent due to broad increases in global equity markets. These higher returns positively impacted the funded status of the plans at the end of 2012 and are expected to result in lower pension expense and required pension contributions in future years. However, the impact of these favorable returns was more than offset by a 100 basis point reduction in the Company's discount rate used to measure its defined benefit pension obligation at December 31, 2012. As a result, pension expense for 2013 is expected to increase to approximately $70 million, compared to $69 million in 2012. Returns for the Company's U.S. defined benefit plan pension assets for the first six months of 2013 were approximately 2.6%.

During the first six months of 2013, the Company purchased 1.4 million of its common shares for approximately $81.8 million in the aggregate under the Company's 2012 common stock purchase plan. This plan authorizes the Company to buy, in the open market or in privately negotiated transactions, up to 10 million common shares, which are to be held as treasury shares and used for specified purposes. The authorization expires on December 31, 2015. As of June 30, 2013, the Company has purchased approximately 3.9 million common shares under this plan.

The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.

Critical Accounting Policies and Estimates:

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company reviews its critical accounting policies throughout the year. The Company has concluded that there have been no changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2012, during the six months ended June 30, 2013.

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

The caster, which will provide large bar capabilities unique in America, is expected to cost approximately $200 million. As of June 30, 2013, the Company had incurred costs of $68 million related to this project. The caster is expected to begin production in the second quarter of 2014. The steel tube finishing line project is expected to cost approximately $50 million. As of June 30, 2013, the Company had incurred $45 million related to this project. The in-line forge press is expected to cost approximately $32 million. As of June 30, 2013, the Company had incurred $30 million related to this project. These investments reinforce the Company's position of offering the broadest special bar quality steel capabilities in North America.

The construction of the new building began in April 2012 to accommodate a combined team of nearly 1,000 employees, from research and development, engineering, customer service, and the sales and marketing functions.  The Company foresees increased collaboration among employees at the new North Canton campus, thereby increasing the speed of innovation and levels of customer service when the project is expected to be completed in early 2014.  The total cost of the project is expected to be approximately $60 million. As of June 30, 2013, the Company had incurred $32 million related to this project.

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

Foreign currency exchange losses included in the Company's operating results for the second quarter of 2013 were $4.3 million, compared to a loss of $5.0 million during the second quarter of 2012. Foreign currency exchange losses included in the Company's operating results for the first six months of 2013 were $5.9 million, compared to a loss of $6.1 million during the first six months of 2012. For the six months ended June 30, 2013, the Company recorded a negative non-cash foreign currency translation adjustment of $34.5 million that decreased shareholders' equity, compared to a negative non-cash foreign currency translation adjustment of $16.0 million that decreased shareholders' equity for the six months ended June 30, 2012. The foreign currency translation adjustments for the six months ended June 30, 2013 were negatively impacted by the strengthening of the U.S. dollar relative to other currencies, such as the British Pound, the Australian Dollar, the Indian Rupee, the Brazilian Real and the Canadian Dollar.

Forward-Looking Statements

Certain statements set forth in this Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 2012 (including the Company's forecasts, beliefs and expectations) that are not historical in nature are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management's Discussion and Analysis contains numerous forward-looking statements. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “outlook,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. The Company cautions readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of the Company due to a variety of factors, such as:

•
deterioration in world economic conditions, or in economic conditions in any of the geographic regions in which the Company conducts business, including additional adverse effects from global economic slowdown, terrorism or hostilities. This includes: political risks associated with the potential instability of governments and legal systems in countries in which the Company or its customers conduct business, and changes in currency valuations;

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

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 includes a detailed discussion of our risk factors. There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Common Shares

The following table provides information about purchases by the Company of its common shares during the quarter ended June 30, 2013.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
4/01/13 – 4/30/13	2,971	$53.58	—	7,500,000
5/01/13 – 5/31/13	801,693	57.02	552,500	6,947,500
6/01/13 – 6/30/13	883,957	57.10	881,200	6,066,300
Total	1,688,621	$57.06	1,433,700	6,066,300

(1)
2,971 of the shares purchased in April, 249,193 of the shares purchased in May and 2,757 of the shares purchased in June represent common shares of the Company that were owned and tendered by employees to exercise stock options, and to satisfy withholding obligations in connection with the exercise of stock options and vesting of restricted shares.

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

Item 6. Exhibits

3.1	Form of Articles of Incorporation of The Timken Company with Amendments (effective May 7, 2013)

3.2	Amended Regulations of The Timken Company adopted on May 7, 2013

10.1	Form of Indemnification Agreement entered into with all Directors who are not Executive Officers of the Company

10.2	Form of Indemnification Agreement entered into with all Executive Officers of the Company who are not Directors of the Company

10.3	Form of Indemnification Agreement entered into with all Executive Officers of the Company who are also Directors of the Company

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of James W. Griffith, President and Chief Executive Officer (principal executive officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101
Financial statements from the quarterly report on Form 10-Q of The Timken Company for the quarter ended June 30, 2013, filed on July 31, 2013, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY
Date: July 31, 2013	By: /s/ James W. Griffith
James W. Griffith President and Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2013	By: /s/ Glenn A. Eisenberg
Glenn A. Eisenberg Executive Vice President – Finance and Administration (Principal Financial Officer)