Form 10-Q
period 2013-09-30
TIMKEN CO
filed 2013-11-04
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2013
Common Shares, without par value	97,636,674 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE TIMKEN COMPANY AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(Dollars in millions, except per share data)
Net sales	$1,061.5	$1,142.5	$3,277.9	$3,906.7
Cost of products sold	809.8	843.6	2,449.6	2,818.9
Gross Profit	251.7	298.9	828.3	1,087.8
Selling, general and administrative expenses	159.0	152.7	472.2	480.4
Impairment and restructuring charges	3.7	11.9	11.6	28.8
Operating Income	89.0	134.3	344.5	578.6
Interest expense	(4.9)	(7.3)	(17.5)	(24.0)
Interest income	0.5	0.6	1.5	2.0
Continued Dumping & Subsidy Offset Act (CDSOA) receipts, net of expense	(0.1)	(0.9)	(0.5)	108.6
Other income (expense), net	0.4	1.4	(0.4)	(3.7)
Income Before Income Taxes	84.9	128.1	327.6	661.5
Provision for income taxes	32.4	47.0	117.3	241.0
Net Income	52.5	81.1	210.3	420.5
Less: Net income attributable to noncontrolling interest	0.3	0.2	0.2	0.3
Net Income attributable to The Timken Company	$52.2	$80.9	$210.1	$420.2
Net Income per Common Share attributable to The Timken Company Common Shareholders
Basic earnings per share	$0.55	$0.84	$2.20	$4.32
Diluted earnings per share	$0.54	$0.83	$2.18	$4.28
Dividends per share	$0.23	$0.23	$0.69	$0.69

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(Dollars in millions)

Net Income	$52.5	$81.1	$210.3	$420.5
Other comprehensive income, net of tax:
Foreign currency translation adjustments	15.2	16.5	(19.3)	0.5
Pension and postretirement liability adjustment	14.3	12.2	71.1	34.2
Change in fair value of marketable securities	—	(0.2)	—	(0.7)
Change in fair value of derivative financial instruments	(1.2)	(0.9)	—	0.5
Other comprehensive income	28.3	27.6	51.8	34.5
Comprehensive Income	80.8	108.7	262.1	455.0
Less: comprehensive (loss) income attributable to noncontrolling interest	(3.2)	0.2	(7.6)	0.2
Comprehensive Income attributable to The Timken Company	$84.0	$108.5	$269.7	$454.8
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	(Unaudited)
	September 30, 2013	December 31, 2012
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$418.1	$586.4
Accounts receivable, less allowances: 2013 – $11.4 million; 2012 – $12.1 million	593.7	546.7
Inventories, net	856.1	862.1
Deferred income taxes	80.1	98.6
Deferred charges and prepaid expenses	32.9	12.6
Other current assets	69.1	67.7
Total Current Assets	2,050.0	2,174.1
Property, Plant and Equipment, net	1,498.3	1,405.3
Other Assets
Goodwill	359.7	338.9
Other intangible assets	222.0	224.7
Deferred income taxes	25.6	62.5
Other non-current assets	37.3	39.2
Total Other Assets	644.6	665.3
Total Assets	$4,192.9	$4,244.7
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$21.1	$14.3
Accounts payable, trade	252.5	216.2
Salaries, wages and benefits	184.1	213.9
Income taxes payable	109.4	33.5
Deferred income taxes	7.3	2.9
Other current liabilities	153.9	177.5
Current portion of long-term debt	250.1	9.6
Total Current Liabilities	978.4	667.9
Non-Current Liabilities
Long-term debt	205.4	455.1
Accrued pension cost	230.7	391.4
Accrued postretirement benefits cost	354.9	371.8
Deferred income taxes	10.8	4.9
Other non-current liabilities	45.6	107.0
Total Non-Current Liabilities	847.4	1,330.2
Shareholders’ Equity
Class I and II Serial Preferred Stock, without par value:
Authorized – 10,000,000 shares each class, none issued	—	—
Common stock, without par value:
Authorized – 200,000,000 shares
Issued (including shares in treasury) (2013 – 98,375,135 shares; 2012 – 98,375,135 shares)
Stated capital	53.1	53.1
Other paid-in capital	891.6	891.4
Earnings invested in the business	2,555.3	2,411.2
Accumulated other comprehensive loss	(953.6)	(1,013.2)
Treasury shares at cost (2013 – 3,738,461 shares; 2012 – 2,476,921 shares)	(193.1)	(110.3)
Total Shareholders’ Equity	2,353.3	2,232.2
Noncontrolling Interest	13.8	14.4
Total Equity	2,367.1	2,246.6
Total Liabilities and Shareholders’ Equity	$4,192.9	$4,244.7
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income attributable to The Timken Company	$210.1	$420.2
Net income attributable to noncontrolling interest	0.2	0.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	144.7	148.8
Impairment charges	—	6.4
Loss on sale of assets	2.7	3.6
Deferred income tax provision	10.9	44.6
Stock-based compensation expense	12.2	13.4
Pension and other postretirement expense	64.8	70.1
Pension contributions and other postretirement benefit payments	(140.4)	(399.8)
Changes in operating assets and liabilities:
Accounts receivable	(40.3)	13.8
Inventories	12.8	35.2
Accounts payable, trade	30.3	(17.0)
Other accrued expenses	(64.8)	(74.5)
Income taxes	26.3	99.3
Other, net	(17.7)	2.1
Net Cash Provided by Operating Activities	251.8	366.5
Investing Activities
Capital expenditures	(210.4)	(187.3)
Acquisitions, net of cash received	(64.5)	(0.2)
Proceeds from disposals of property, plant and equipment	1.2	1.8
Investments in short-term marketable securities, net	5.6	17.2
Other	1.5	3.5
Net Cash Used by Investing Activities	(266.6)	(165.0)
Financing Activities
Cash dividends paid to shareholders	(66.0)	(66.8)
Net proceeds from common share activity	21.4	20.2
Purchase of treasury shares	(107.4)	(112.3)
Payments on long-term debt	(9.8)	(17.2)
Short-term debt activity, net	7.6	(9.3)
Decrease in restricted cash	—	3.6
Proceeds from sale of shares in subsidiary	8.9	—
Other	(0.5)	—
Net Cash Used by Financing Activities	(145.8)	(181.8)
Effect of exchange rate changes on cash	(7.7)	1.0
(Decrease) increase In Cash and Cash Equivalents	(168.3)	20.7
Cash and cash equivalents at beginning of year	586.4	464.8
Cash and Cash Equivalents at End of Period	$418.1	$485.5
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

On September 5, 2013, the Company announced that its Board of Directors had approved a plan to pursue a separation of its steel business from its bearings and power transmission business through a spinoff, creating a new independent, publicly traded steel company. The transaction is expected to be tax-free to shareholders and should be completed within 12 months, subject to customary regulatory approvals, the receipt of a legal opinion regarding the tax-free nature of the transaction, the execution of intercompany agreements between the Company and the new steel company, final approval of the Company's Board of Directors and other customary matters. One time transaction costs in connection with the separation of the two companies are expected to be approximately $125 million.

Note 2 - Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," effective for annual and interim reporting periods beginning after December 15, 2012. The new accounting rules require all U.S. public companies to report the effect of items reclassified out of accumulated other comprehensive income on the respective line items of net income, net of tax, either on the face of the financial statements where net income is presented or in a tabular format in the notes to the financial statements. Effective January 1, 2013, the Company adopted ASU No. 2013-02. The new accounting rules expand the disclosure of other comprehensive income and had no impact on the Company's results of operations and financial condition. See Note 9 - Accumulated Other Comprehensive Income (Loss) for additional information on the new disclosure.

Note 3 - Acquisitions

On March 11, 2013, the Company completed the acquisition of Interlube Systems Ltd. (Interlube), which makes and markets automated lubrication delivery systems and related components to end market sectors including commercial vehicles, construction, mining, and heavy and general industries, for approximately $14.8 million, including cash acquired of approximately $0.3 million, that was subject to a post-closing indebtedness adjustment. Based in Plymouth, United Kingdom, Interlube employs about 90 associates and had 2012 sales of approximately $13 million. The results of Interlube are reported in the Mobile Industries segment.

On April 11, 2013, the Company completed the acquisition of substantially all of the assets of Smith Services, Inc. (Smith Services), an electric motor repair specialist, for approximately $13.2 million. Based in Princeton, West Virginia and employing approximately 140 people, Smith Services had 2012 sales of approximately $17 million. The results for Smith Services are reported in the Process Industries segment.

On May 13, 2013, the Company completed the acquisition of Hamilton Gear Ltd., d/b/a Standard Machine (Standard Machine), which provides new gearboxes, gearbox service and repair, open gearing, large gear fabrication, machining and field technical services to end users in Canada and the western United States, for approximately $36.9 million in cash, including cash acquired of approximately $0.1 million that is subject to a post-closing indebtedness adjustment. Based in Saskatoon, Saskatchewan, Canada, Standard Machine employs 125 people and serves a wide variety of industrial sectors including mining, oil and gas, and pulp and paper. In 2012, Standard Machine reported sales of approximately $31 million.  The results for Standard Machine are reported in the Process Industries segment.

Pro forma results of operations have not been presented because the effects of the acquisitions were not significant to the Company's income before income taxes or total assets in 2013. The following table presents the preliminary purchase price allocations, net of cash acquired, for acquisitions in 2013:

Preliminary Purchase Price Allocation
Assets:
Accounts receivable, net	$10.7
Inventories, net	13.7
Deferred charges and prepaid expenses	0.3
Other current assets	0.7
Property, plant and equipment, net	20.4
Goodwill	18.9
Other intangible assets	11.2
Total assets acquired	$75.9
Liabilities:
Accounts payable, trade	$4.1
Salaries, wages and benefits	1.3
Other current liabilities	1.2
Other non-current liabilities	4.4
Total liabilities assumed	$11.0
Net assets acquired	$64.9

The following table summarizes the preliminary purchase price allocation for identifiable intangible assets acquired in 2013:

	Initial Purchase Price Allocation
		Weighted - Average Life
Trade name	$0.9	8 years
Know-how	5.7	15 years
All customer relationships	4.3	20 years
Non-compete agreements	0.3	4 years
Total intangible assets allocated	$11.2

Note 4 - Inventories

The components of inventories were as follows:

	September 30, 2013	December 31, 2012
Manufacturing supplies	$55.4	$64.3
Raw materials	105.1	110.7
Work in process	324.8	278.1
Finished products	399.0	430.4
Subtotal	884.3	883.5
Allowance for obsolete and surplus inventory	(28.2)	(21.4)
Total Inventories, net	$856.1	$862.1

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

The LIFO reserve at September 30, 2013 and December 31, 2012 was $288.9 million and $280.6 million, respectively. The Company recognized an increase in its LIFO reserve of $7.7 million and $8.3 million during the third quarter and first nine months of 2013, respectively, compared to an increase in its LIFO reserve of $3.7 million and $12.9 million during the third quarter and first nine months of 2012, respectively.

Based on current expectations of inventory levels and costs, the Company expects to recognize an increase of approximately $10.3 million in its LIFO reserve for the year ended December 31, 2013. The expected increase in the LIFO reserve for 2013 reflects higher anticipated costs, especially scrap steel costs. A 1.0% increase in costs would increase the current LIFO expense estimate for 2013 by $5.9 million. A 1.0% increase in inventory quantities would have no effect on the current LIFO expense estimate for 2013.

Note 5 - Property, Plant and Equipment

The components of property, plant and equipment were as follows:

	September 30, 2013	December 31, 2012
Land and buildings	$668.3	$653.8
Machinery and equipment	3,315.0	3,138.3
Subtotal	3,983.3	3,792.1
Accumulated depreciation	(2,485.0)	(2,386.8)
Property, Plant and Equipment, net	$1,498.3	$1,405.3

Depreciation expense for the nine months ended September 30, 2013 and 2012 was $131.0 million and $134.5 million, respectively. At September 30, 2013 and December 31, 2012, machinery and equipment included $82.5 million and $84.9 million, respectively, of capitalized software. Depreciation expense on capitalized software for the nine months ended September 30, 2013 and 2012 was approximately $18.8 million and $17.6 million, respectively. Interest capitalized during the nine months ended September 30, 2013 and 2012 was $8.6 million and $2.9 million, respectively.

Note 6 - Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2013 were as follows:

	Mobile Industries	Process Industries	Aerospace	Steel	Total
Beginning balance	$17.7	$146.4	$162.2	$12.6	$338.9
Acquisitions	4.3	14.6	—	—	18.9
Other	0.3	1.5	0.1	—	1.9
Ending balance	$22.3	$162.5	$162.3	$12.6	$359.7

The change related to acquisitions primarily reflects the preliminary purchase price allocation for the acquisitions of Interlube completed on March 11, 2013, Smith Services completed on April 11, 2013 and Standard Machine completed on May 13, 2013. “Other” primarily includes foreign currency translation adjustments. The goodwill acquired from Smith Services of $0.9 million is tax-deductible and will be amortized over 15 years. See Note 3 - Acquisitions for additional information on the acquisitions listed above.

The following table displays intangible assets as of September 30, 2013 and December 31, 2012:

	As of September 30, 2013			As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$165.1	$48.1	$117.0	$159.6	$38.1	$121.5
Know-how	31.9	4.0	27.9	26.1	2.8	23.3
Industrial license agreements	0.2	0.1	0.1	0.2	0.1	0.1
Land-use rights	8.8	4.4	4.4	8.6	4.1	4.5
Patents	2.3	1.8	0.5	2.5	1.8	0.7
Technology use	46.3	12.9	33.4	47.0	11.5	35.5
Trademarks	4.3	2.5	1.8	4.2	3.4	0.8
PMA licenses	8.8	3.9	4.9	8.8	3.6	5.2
Non-compete agreements	4.2	3.7	0.5	4.4	3.3	1.1
Unpatented technology	7.2	7.2	—	7.2	6.7	0.5
	$279.1	$88.6	$190.5	$268.6	$75.4	$193.2
Intangible assets not subject to amortization:
Tradename	$17.3	$—	$17.3	$17.3	$—	$17.3
FAA air agency certificates	14.2	—	14.2	14.2	—	14.2
	$31.5	$—	$31.5	$31.5	$—	$31.5
Total intangible assets	$310.6	$88.6	$222.0	$300.1	$75.4	$224.7

Amortization expense for intangible assets was $13.7 million and $14.3 million for the nine months ended September 30, 2013 and September 30, 2012, respectively. Amortization expense for intangible assets is estimated to be $18.9 million for 2013; $18.7 million in 2014; $18.6 million in 2015; $18.3 million in 2016; and $17.9 million in 2017.

Note 7 - Financing Arrangements

Short-term debt at September 30, 2013 and December 31, 2012 was as follows:

	September 30, 2013	December 31, 2012
Variable-rate lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 0.82% to 4.86% at September 30, 2013 and interest rates ranging from 0.61% to 2.28% at December 31, 2012.	$21.1	$14.3
Short-term debt	$21.1	$14.3

The lines of credit for certain of the Company’s foreign subsidiaries provide for short-term borrowings up to $226.6 million. Most of these lines of credit are uncommitted. At September 30, 2013, the Company’s foreign subsidiaries had borrowings outstanding of $21.1 million and guarantees of $0.7 million, which reduced the availability under these facilities to $204.8 million.

The Company has a $200 million Amended and Restated Asset Securitization Agreement (Asset Securitization Agreement), which matures on November 30, 2015. Under the terms of the Asset Securitization Agreement, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary, that in turn uses the trade receivables to secure borrowings, which are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the agreement are limited by certain borrowing base calculations. Any amounts outstanding under this Asset Securitization Agreement would be reported in short-term debt on the Company’s Consolidated Balance Sheet. As of September 30, 2013, there were no outstanding borrowings under the Asset Securitization Agreement. However, certain borrowing base limitations reduced the availability of the Asset Securitization Agreement to $180.2 million at September 30, 2013. The cost of this facility, which is the commercial paper rate plus program fees, is considered a financing cost and is included in interest expense in the Consolidated Statements of Income.

Long-term debt at September 30, 2013 and December 31, 2012 was as follows:

	September 30, 2013	December 31, 2012
Fixed-rate Medium-Term Notes, Series A, mature at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	$175.0	$175.0
Fixed-rate Senior Unsecured Notes, maturing on September 15, 2014, with an interest rate of 6.0%	249.9	249.9
Variable-rate State of Ohio Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.07% at September 30, 2013)	12.2	12.2
Variable-rate State of Ohio Air Quality Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.15% at September 30, 2013)	9.5	9.5
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (0.15% at September 30, 2013)	8.5	8.5
Other	0.4	9.6
	$455.5	$464.7
Less current maturities	250.1	9.6
Long-term debt	$205.4	$455.1

The Company has a $500 million Amended and Restated Credit Agreement (Senior Credit Facility), which matures on May 11, 2016. At September 30, 2013, the Company had no outstanding borrowings under the Senior Credit Facility but had letters of credit outstanding totaling $8.6 million, which reduced the availability under the Senior Credit Facility to $491.4 million. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At September 30, 2013, the Company was in full compliance with both the covenants under the Senior Credit Facility.

In 2011, the Company was notified that its variable-rate State of Ohio Pollution Control Revenue Refunding Bonds (the Bonds), maturing on June 1, 2033, had lost their tax-exempt status and would now be taxable to its bondholders. As part of the settlement with the Internal Revenue Service (IRS), the Company redeemed half of the balance during the third quarter of 2012 and agreed to redeem the remaining balance of $8.5 million on December 31, 2022. In addition, the IRS agreed to allow the Bonds to remain tax-exempt during the period they are outstanding.

Note 8 - Equity

The changes in the equity components for the nine months ended September 30, 2013 were as follows:

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Earnings Invested in the Business	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non- controlling Interest
Balance at December 31, 2012	$2,246.6	$53.1	$891.4	$2,411.2	$(1,013.2)	$(110.3)	$14.4
Net income	210.3			210.1			0.2
Foreign currency translation adjustment	(19.3)				(11.5)		(7.8)
Pension and postretirement liability adjustment (net of the income tax benefit of $32.7 million)	71.1				71.1		—
Change in ownership of non-controlling interest	8.9		1.3				7.6
Dividends declared to noncontrolling interest	(0.6)						(0.6)
Dividends – $0.69 per share	(66.0)			(66.0)
Excess tax benefit from stock compensation	10.4		10.4
Stock-based compensation expense	12.8		12.8
Stock purchased at cost	(107.4)					(107.4)
Stock option exercise activity	7.6		(20.6)			28.2
Restricted shares surrendered (issued)	1.1		(3.7)			4.8
Shares surrendered for taxes	(8.4)					(8.4)
Balance at September 30, 2013	$2,367.1	$53.1	$891.6	$2,555.3	$(953.6)	$(193.1)	$13.8

In April 2013, the Company's subsidiary in India, Timken India Limited, issued new shares for approximately $8.9 million, net of transactions costs, which diluted the Company's controlling interest from 80% to 75%.

Note 9 - Accumulated Other Comprehensive Income (Loss)

The following table presents details about components of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2013, respectively:

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance, June 30, 2013	$18.8	$(1,004.7)	$0.5	$(985.4)
Other comprehensive (loss) income before reclassifications, before income tax	15.2	(7.3)	(1.7)	6.2
Amounts reclassified from accumulated other comprehensive income, before income tax	—	32.3	(0.2)	32.1
Income tax (benefit) expense	—	(10.7)	0.7	(10.0)
Net current period other comprehensive (loss) income, net of income taxes	15.2	14.3	(1.2)	28.3
Non-controlling interest	3.5	—	—	3.5
Net current period comprehensive (loss) income, net of income taxes and non-controlling interest	18.7	14.3	(1.2)	31.8
Balance, September 30, 2013	$37.5	$(990.4)	$(0.7)	$(953.6)

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance, December 31, 2012	$49.0	$(1,061.5)	$(0.7)	$(1,013.2)
Other comprehensive (loss) income before reclassifications, before income tax	(19.3)	4.6	0.2	(14.5)
Amounts reclassified from accumulated other comprehensive income, before income tax	—	99.2	(0.4)	98.8
Income tax (benefit) expense	—	(32.7)	0.2	(32.5)
Net current period other comprehensive (loss) income, net of income taxes	(19.3)	71.1	—	51.8
Non-controlling interest	7.8	—	—	7.8
Net current period comprehensive (loss) income, net of income taxes and non-controlling interest	(11.5)	71.1	—	59.6
Balance, September 30, 2013	$37.5	$(990.4)	$(0.7)	$(953.6)

The following table presents details about components of accumulated other comprehensive loss for the three and nine months ended September 30, 2012, respectively:

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of marketable securities	Change in fair value of derivative financial instruments	Total
Balance, June 30, 2012	$22.5	$(906.3)	$0.2	$1.1	$(882.5)
Other comprehensive (loss) income before reclassifications, before income tax	16.5	(3.3)	—	(0.9)	12.3
Amounts reclassified from accumulated other comprehensive income, before income tax	—	23.6	(0.2)	(0.6)	22.8
Income tax (benefit) expense	—	(8.1)	—	0.6	(7.5)
Net current period comprehensive (loss) income, net of income taxes and non-controlling interest	16.5	12.2	(0.2)	(0.9)	27.6
Balance, September 30, 2012	$39.0	$(894.1)	$—	$0.2	$(854.9)

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of marketable securities	Change in fair value of derivative financial instruments	Total
Balance, December 31, 2011	$38.5	$(928.3)	$0.6	$(0.3)	$(889.5)
Other comprehensive (loss) income before reclassifications, before income tax	0.5	(13.5)	—	1.2	(11.8)
Amounts reclassified from accumulated other comprehensive income, before income tax	—	72.2	(1.1)	(0.4)	70.7
Income tax (benefit) expense	—	(24.5)	0.4	(0.3)	(24.4)
Net current period other comprehensive (loss) income, net of income taxes	0.5	34.2	(0.7)	0.5	34.5
Non-controlling interest	—	—	0.1	—	0.1
Net current period comprehensive (loss) income, net of income taxes and non-controlling interest	0.5	34.2	(0.6)	0.5	34.6
Balance, September 30, 2012	$39.0	$(894.1)	$—	$0.2	$(854.9)

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

Note 10 - Earnings Per Share

The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three months and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income attributable to The Timken Company	$52.2	$80.9	$210.1	$420.2
Less: undistributed earnings allocated to nonvested stock	0.1	0.2	0.2	1.3
Net income available to common shareholders for basic earnings per share and diluted earnings per share	$52.1	$80.7	$209.9	$418.9
Denominator:
Weighted average number of shares outstanding, basic	94,667,659	96,356,772	95,391,695	96,981,922
Effect of dilutive securities:
Stock options and awards based on the treasury stock method	740,410	766,401	856,516	933,878
Weighted average number of shares outstanding, assuming dilution of stock options and awards	95,408,069	97,123,173	96,248,211	97,915,800
Basic earnings per share	$0.55	$0.84	$2.20	$4.32
Diluted earnings per share	$0.54	$0.83	$2.18	$4.28

The exercise prices for certain stock options that the Company has awarded exceed the average market price of the Company’s common shares. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. The antidilutive stock options outstanding during the three months ended September 30, 2013 and 2012 were zero and 1,299,460, respectively. The antidilutive stock options outstanding during the nine months ended September 30, 2013 and 2012 were 306,767 and 739,577, respectively.

Note 11 - Segment Information

The primary measurement used by management to measure the financial performance of each segment is EBIT (earnings before interest and taxes).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales to external customers:
Mobile Industries	$348.0	$396.7	$1,137.5	$1,314.0
Process Industries	307.2	309.8	907.8	1,000.5
Aerospace	76.3	84.0	240.8	262.5
Steel	330.0	352.0	991.8	1,329.7
	$1,061.5	$1,142.5	$3,277.9	$3,906.7
Intersegment sales:
Mobile Industries	$0.1	$0.2	$0.8	$0.4
Process Industries	1.1	1.3	3.1	3.9
Steel	20.5	25.0	58.9	82.6
	$21.7	$26.5	$62.8	$86.9
Segment EBIT:
Mobile Industries	$29.1	$37.9	$132.7	$173.4
Process Industries	50.8	60.1	148.0	213.7
Aerospace	4.9	7.7	21.4	26.3
Steel	29.2	49.7	107.3	226.6
Total EBIT for reportable segments	$114.0	$155.4	$409.4	$640.0
Unallocated corporate expenses	(24.3)	(20.1)	(67.0)	(63.8)
CDSOA receipts, net of expense	—	(0.9)	—	108.6
Interest expense	(4.9)	(7.3)	(17.5)	(24.0)
Interest income	0.5	0.6	1.5	2.0
Intersegment adjustments	(0.4)	0.4	1.2	(1.3)
Income before income taxes	$84.9	$128.1	$327.6	$661.5

Note 12 - Impairment and Restructuring Charges

Impairment and restructuring charges by segment are comprised of the following:

For the three months ended September 30, 2013:

	Mobile Industries	Process Industries	Total
Severance and related benefit costs	$3.1	$0.1	$3.2
Exit costs	0.2	0.3	0.5
Total	$3.3	$0.4	$3.7

For the three months ended September 30, 2012:

	Mobile Industries	Process Industries	Total
Impairment charges	$6.4	$—	$6.4
Severance and related benefit costs	0.3	1.0	1.3
Exit costs	4.2	—	4.2
Total	$10.9	$1.0	$11.9

For the nine months ended September 30, 2013:

	Mobile Industries	Process Industries	Total
Severance and related benefit costs	$9.9	$0.3	$10.2
Exit costs	1.1	0.3	1.4
Total	$11.0	$0.6	$11.6

For the nine months ended September 30, 2012:

	Mobile Industries	Process Industries	Total
Impairment charges	$6.4	$—	$6.4
Severance expense and related benefit costs	16.6	1.3	17.9
Exit costs	4.5	—	4.5
Total	$27.5	$1.3	$28.8

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

The Company has incurred pretax costs related to this closure of approximately $40.9 million as of September 30, 2013, including rationalization costs recorded in cost of products sold. During the third quarter of 2013, the Company recorded $1.5 million of severance and related benefits related to pension settlement charges of $1.5 million. During the first nine months of 2013, the Company recorded $7.8 million of severance and related benefits, including pension settlement charges of $6.7 million, related to this closure. During the third quarter of 2012, the Company recorded $6.4 million of impairment charges. During the first nine months of 2012, the Company recorded $16.8 million of severance and related benefits, including a curtailment of pension benefits of $10.7 million and impairment charges of $6.4 million. The majority of the $16.8 million charge was incurred by the Mobile Industries segment.

In March 2007, the Company announced the closure of its manufacturing facility in Sao Paulo, Brazil (Sao Paulo). The Company completed the closure of this manufacturing facility on March 31, 2010. Pretax costs associated with the closure could be as high as approximately $60 million, which includes restructuring costs and rationalization costs recorded in cost of products sold and selling, general and administrative expenses. Mobile Industries has incurred cumulative pretax costs of approximately $58.7 million as of September 30, 2013 related to this closure. During the third quarter and first nine months of 2012, the Company recorded $4.2 million and $7.1 million of exit costs associated with the closure of this facility, primarily related to environmental remediation costs. The Company accrues environmental remediation costs when they are probable and estimable.

The following is a rollforward of the consolidated restructuring accrual for the nine months ended September 30, 2013 and the twelve months ended December 31, 2012:

	September 30, 2013	December 31, 2012
Beginning balance, January 1	$17.6	$21.8
Expense	4.9	12.2
Payments	(12.6)	(16.4)
Ending balance	$9.9	$17.6

The restructuring accrual at September 30, 2013 and December 31, 2012 was included in other current liabilities on the Consolidated Balance Sheets. The restructuring accrual at September 30, 2013 excluded costs related to the settlement of pension benefit plans of $6.7 million. The restructuring accrual at September 30, 2013 included $4.0 million of environmental remediation costs, of which $3.2 million relates to Sao Paulo. The Company adjusts environmental remediation accruals based on the best available estimate of costs to be incurred, the timing and extent of remedial actions required by governmental authorities and the amount of the Company's liability in proportion to other responsible parties. The Company's estimated total liability for this site ranges from a minimum of $3.2 million to a maximum of $7.2 million. It is possible that the estimates may change in the near term.

Note 13 - Retirement and Postretirement Benefit Plans

The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension and postretirement benefit plans. The amounts for the three months and nine months ended September 30, 2013 are based on updated actuarial calculations prepared during the second quarter of 2013. The net periodic benefit cost recorded for the three months and nine months ended September 30, 2013 is the Company’s best estimate of each period’s proportionate share of the amounts to be recorded for the year ending December 31, 2013.

	Pension		Postretirement
	Three Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$9.6	$8.7	$0.7	$0.6
Interest cost	33.6	37.7	5.1	7.0
Expected return on plan assets	(57.8)	(55.3)	(2.5)	(2.7)
Amortization of prior service cost (credit)	1.1	2.3	(0.1)	—
Amortization of net actuarial loss	29.2	20.8	0.6	0.6
Pension curtailments and settlements	1.5	—	—	—
Net periodic benefit cost	$17.2	$14.2	$3.8	$5.5

	Pension		Postretirement
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$28.9	$25.9	$2.2	$1.9
Interest cost	100.9	113.3	15.9	20.9
Expected return on plan assets	(174.0)	(165.8)	(8.3)	(8.0)
Amortization of prior service cost (credit)	3.4	7.0	(0.2)	(0.2)
Amortization of net actuarial loss	87.5	62.5	1.8	1.9
Pension curtailments and settlements	6.7	10.7	—	—
Net periodic benefit cost	$53.4	$53.6	$11.4	$16.5

Note 14 - Income Taxes

The Company's provision for income taxes in interim periods is computed by applying the appropriate estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior year tax liabilities, are recorded during the period(s) in which they occur.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Provision for income taxes	$32.4	$47.0	$117.3	$241.0
Effective tax rate	38.2%	36.7%	35.8%	36.4%

The effective tax rate in the third quarter of 2013 was higher than the U.S. federal statutory rate of 35% primarily due to losses at certain foreign subsidiaries where no tax benefit could be recorded, U.S. taxation of foreign earnings, certain non-deductible U.S. expenses primarily due to the Company's separation costs and U.S. state and local taxes. These factors were partially offset by earnings in certain foreign jurisdictions where the effective tax rate is less than 35%, the U.S. manufacturing deduction, the U.S. research tax credit and certain discrete tax benefits.

The effective tax rate in the first nine months of 2013 was lower than the U.S. federal statutory rate of 35% primarily due to earnings in certain foreign jurisdictions where the effective tax rate is less than 35%, the U.S. manufacturing deduction, the U.S. research tax credit and certain discrete tax benefits. These factors were partially offset by losses at certain foreign subsidiaries where no tax benefit could be recorded, U.S. taxation of foreign earnings, U.S. state and local taxes and certain non-deductible U.S. expenses primarily due to the Company's separation costs.

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

The following table presents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$418.1	$322.0	$96.1	$—
Short-term investments	28.3	—	28.3	—
Foreign currency hedges	0.9	—	0.9	—
Total Assets	$447.3	$322.0	$125.3	$—
Liabilities:
Foreign currency hedges	$3.8	$—	$3.8	$—
Total Liabilities	$3.8	$—	$3.8	$—

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$586.4	$303.9	$282.5	$—
Short-term investments	31.3	—	31.3	—
Foreign currency hedges	1.2	—	1.2	—
Total Assets	$618.9	$303.9	$315.0	$—
Liabilities:
Foreign currency hedges	$1.9	$—	$1.9	$—
Total Liabilities	$1.9	$—	$1.9	$—

Cash and cash equivalents are highly liquid investments with maturities of three months or less when purchased and are valued at the redemption value. Cash and cash equivalents classified as level 2 assets in the fair value hierarchy are valued based on either amortized cost or net asset value per share. Short-term investments are investments with maturities between four months and one year and are valued at the amortized cost. The Company uses publicly available foreign currency forward and spot rates to measure the fair value of its foreign currency forward contracts.

At December 31, 2012, the Company classified cash and cash equivalents of $586.4 million as Level 1 assets. The Company has reviewed this classification and has reclassified $303.9 million of cash and cash equivalents as Level 1 assets and $282.5 million of cash and cash equivalents as Level 2 assets. In addition, the Company reclassified short-term investments classified as Level 1 assets as of December 31, 2012 to Level 2 assets.

The Company does not believe it has significant concentrations of risk associated with the counterparts to its financial instruments.

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, net, accounts payable, trade, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, net, accounts payable, trade and short-term borrowings are a reasonable estimate of their fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $456.8 million and $481.3 million at September 30, 2013 and December 31, 2012, respectively. The carrying value of this debt was $424.9 million at September 30, 2013 and December 31, 2012. The fair value of long-term fixed debt was measured using Level 2 inputs.

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

•
Differentiating its businesses and its products, offering a broad array of mechanical power transmission components, high-performance steel and related solutions and services. For example, the new Technology and Test Center, opened recently in North Canton, Ohio, in collaboration with Stark State College, provides new testing capabilities for ultra-large bearings typically used in wind and other large industrial equipment. Furthermore, the new in-line forge press that came on stream at the Faircrest Steel Plant, is expected to unlock new market opportunities and operating efficiencies for Timken, with processing capabilities unique in the Americas.

•
Expanding its reach, extending its knowledge, products, services and channels to meet customer needs wherever they are in the world. This includes further developing its existing product lines. For example, adding new size ranges to its non-tapered bearing product lines, expanding its rail bearing reconditioning services to support new business and broadening its Industrial services portfolio, most recently through the acquisition of electric motor repair and additional gearbox services. The Company also continues to expand its presence in new geographic locations with an emphasis in Asia and India, where the Company has recently introduced a broader range of repair and refurbishment services.

•
Performing with excellence and delivering exceptional results with a passion for superior execution. The Company drives execution by embracing a continuous improvement culture that is charged with lowering costs, eliminating waste, increasing efficiency, encouraging organizational agility and building greater brand equity. As part of this effort, the Company may also reposition underperforming product lines and segments and divest non-strategic assets.

The following item highlights the Company's most recent significant strategic accomplishment:

•
On September 5, 2013, the Company announced that its Board of Directors had approved a plan to pursue a separation of its steel business from its bearings and power transmission business through a spinoff, creating a new independent, publicly traded steel company. The transaction is expected to be tax-free to shareholders and should be completed within 12 months, subject to customary regulatory approvals, the receipt of a legal opinion regarding the tax-free nature of the transaction, the execution of intercompany agreements between the Company and the new steel company, final approval of the Company's Board of Directors and other customary matters. One time transaction costs in connection with the separation of the two companies are expected to be approximately $125 million.

Overview:

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Net sales	$1,061.5	$1,142.5	$(81.0)	(7.1)%
Net income attributable to The Timken Company	52.2	80.9	(28.7)	(35.5)%
Diluted earnings per share	$0.54	$0.83	$(0.29)	(34.9)%
Average number of shares – diluted	95,408,069	97,123,173	—	—

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Net sales	$3,277.9	$3,906.7	$(628.8)	(16.1)%
Net income attributable to The Timken Company	210.1	420.2	(210.1)	(50.0)%
Diluted earnings per share	$2.18	$4.28	$(2.10)	(49.1)%
Average number of shares – diluted	96,248,211	97,915,800	—	—

The Company reported net sales of approximately $1.06 billion for the third quarter of 2013, compared to approximately $1.14 billion in the third quarter of 2012, a decrease of 7.1%. Sales were lower across all business segments. The decrease in sales was primarily driven by lower volume, partially offset by the impact of acquisitions and higher pricing. For the third quarter of 2013, net income per diluted share was $0.54, compared to $0.83 per diluted share for the third quarter of 2012. The Company's net income for the third quarter of 2013 was lower than the third quarter of 2012 primarily due to the impact of lower volume, unfavorable sales mix and higher manufacturing costs, partially offset by lower raw material costs (net of surcharges) and lower plant closure costs and higher pricing.

The Company reported net sales of approximately $3.28 billion for the first nine months of 2013, compared to approximately $3.91 billion for the same period in 2012, a decrease of 16.1%. Sales were lower across all business segments. The decrease in sales was driven by lower volume and raw material surcharges, partially offset by the impact of acquisitions and higher pricing. For the first nine months of 2013, net income per diluted share was $2.18 compared to $4.28 per diluted share for the first nine months of 2012. The Company's net income for the first nine months of 2013 was lower than the first nine months of 2012 due to the impact of lower volume, unfavorable sales mix and higher manufacturing costs, partially offset by lower raw material costs (net of surcharges), selling, general and administrative expenses, logistics costs and plant closure costs as well as higher pricing. In addition, the Company's net income for the first nine months of 2012 included CDSOA receipts, net of expense, of $108.6 million ($69.0 million after-tax or $0.70 per diluted share). See Note 16 - Continued Dumping and Subsidy Offset Act (CDSOA) for additional information.

Outlook:

The Company expects 2013 full-year sales to be down approximately 13% compared to 2012, primarily driven by lower volume across all segments, as well as lower raw material surcharges. The Company's earnings are expected to be lower in 2013 compared to 2012, primarily due to significantly lower CDSOA receipts, lower volume and unfavorable sales mix, partially offset by lower raw material costs (net of surcharges).

The Company expects to generate cash from operations of approximately $415 million in 2013, a decrease of approximately 30% from 2012, as the Company anticipates lower net income and higher cash used for working capital items, partially offset by lower pension and postretirement contributions. Pension and postretirement contributions are expected to be approximately $115 million in 2013, compared to $376 million in 2012. The Company expects capital expenditures to be approximately $320 million in 2013, compared to $300 million in 2012. The expected increase in capital expenditures is primarily driven by several multi-year projects. See "Other Matters - Capital Expenditures" for more information about capital expenditures.

The Statement of Income

Sales by Segment:

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Mobile Industries	$348.0	$396.7	$(48.7)	(12.3)%
Process Industries	307.2	309.8	(2.6)	(0.8)%
Aerospace	76.3	84.0	(7.7)	(9.2)%
Steel	330.0	352.0	(22.0)	(6.3)%
Total Company	$1,061.5	$1,142.5	$(81.0)	(7.1)%

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Mobile Industries	$1,137.5	$1,314.0	$(176.5)	(13.4)%
Process Industries	907.8	1,000.5	(92.7)	(9.3)%
Aerospace	240.8	262.5	(21.7)	(8.3)%
Steel	991.8	1,329.7	(337.9)	(25.4)%
Total Company	$3,277.9	$3,906.7	$(628.8)	(16.1)%

Net sales for the third quarter of 2013 decreased approximately $81 million, or 7.1%, compared to the third quarter of 2012, primarily due to lower volume of approximately $105 million, partially offset by the impact of acquisitions of approximately $20 million and higher pricing of $5 million. The decrease in volume was due to lower demand across most of the Company's end market sectors.

Net sales for the first nine months of 2013 decreased approximately $629 million, or 16.1%, compared to the first nine months of 2012, primarily due to lower volume of approximately $565 million and lower raw material surcharges of approximately $125 million, partially offset by the impact of acquisitions of approximately $50 million and foreign currency exchange of approximately $10 million. The decrease in volume was due to lower demand across most of the Company's end market sectors.

Gross Profit:

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Gross profit	$251.7	$298.9	$(47.2)	(15.8)%
Gross profit % to net sales	23.7%	26.2%		(250) bps

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Gross profit	$828.3	$1,087.8	$(259.5)	(23.9)%
Gross profit % to net sales	25.3%	27.8%		(250) bps

Gross profit decreased in the third quarter of 2013 compared to the third quarter of 2012 primarily due to the impact of lower volume of approximately $40 million, unfavorable sales mix of approximately $15 million and higher manufacturing costs of approximately $10 million. These factors were partially offset by lower raw material costs (net of surcharges) of approximately $20 million.

Gross profit decreased in the first nine months of 2013 compared to the first nine months of 2012 primarily due to the impact of lower volume of approximately $250 million, unfavorable sales mix of approximately $45 million and higher manufacturing costs of approximately $40 million. These factors were partially offset by lower raw material costs (net of surcharges) of approximately $45 million, lower logistics costs of approximately $15 million, and higher pricing of approximately $15 million.

Selling, General and Administrative Expenses:

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Selling, general and administrative expenses	$159.0	$152.7	$6.3	4.1%
Selling, general and administrative expenses % to net sales	15.0%	13.4%	—	160 bps

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Selling, general and administrative expenses	$472.2	$480.4	$(8.2)	(1.7)%
Selling, general and administrative expenses % to net sales	14.4%	12.3%	—	210 bps

The increase in selling, general and administrative expenses in the third quarter of 2013 compared to the third quarter of 2012 was primarily due to higher professional expenses of approximately $5 million related to the evaluation of the shareholder proposal to separate the Company's steel business, as well as the impact of new acquisitions of approximately $5 million, partially offset by lower expense of approximately $5 million related to incentive compensation plans.

The decrease in selling, general and administrative expenses in the first nine months of 2013, compared to the first nine months of 2012 was primarily due to lower expense related to incentive compensation plans of approximately $20 million. These decreases were partially offset by the impact of acquisitions of approximately $10 million and higher professional expenses of approximately $5 million related to the evaluation of the shareholder proposal to separate the Company's steel business.

Impairment and Restructuring:

	Three Months Ended September 30,
	2013	2012	$ Change
Impairment charges	$—	$6.4	$(6.4)
Severance and related benefit costs	3.2	1.3	1.9
Exit costs	0.5	4.2	(3.7)
Total	$3.7	$11.9	$(8.2)

	Nine Months Ended September 30,
	2013	2012	$ Change
Impairment charges	$—	$6.4	$(6.4)
Severance and related benefit costs	10.2	17.9	(7.7)
Exit costs	1.4	4.5	(3.1)
Total	$11.6	$28.8	$(17.2)

Impairment and restructuring charges of $3.7 million and $11.6 million in the third quarter and first nine months of 2013, respectively, were primarily due to the recognition of severance and related benefits, including $1.5 million and $6.7 million of pension settlement charges, respectively, related to the closure of the manufacturing facility in St. Thomas and the reorganization of one of the Company's U.S. plants. Impairment and restructuring charges of $11.9 million in the third quarter of 2012 were primarily due to the recognition of impairment charges related to the announced closure of the Company's manufacturing facility in St. Thomas and the recognition of environmental remediation costs at the former manufacturing facility in Sao Paulo. Impairment and restructuring charges of $28.8 million in the first nine months of 2012 were primarily due to the recognition of severance and related benefits, including $10.7 million of pension curtailment, as well as impairment charges, related to the announced closure of the manufacturing facility in St. Thomas and the recognition of environmental remediation costs at the former manufacturing facility in Sao Paulo.

Interest Expense and Income:

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Interest (expense)	$(4.9)	$(7.3)	$2.4	(32.9)%
Interest income	$0.5	$0.6	$(0.1)	(16.7)%

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Interest (expense)	$(17.5)	$(24.0)	$6.5	(27.1)%
Interest income	$1.5	$2.0	$(0.5)	(25.0)%

Interest expense for the third quarter and first nine months of 2013 decreased compared to the third quarter and first nine months of 2012 primarily due to higher capitalized interest and lower average debt. Interest income for the third quarter and first nine months of 2013 decreased compared to the third quarter and first nine months of 2012 primarily due to lower interest rates and lower cash balances.

Other (Expense) Income:

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
CDSOA receipts, net of expense	$(0.1)	$(0.9)	$0.8	NM
Other (expense) income, net	$0.4	$1.4	$(1.0)	(71.4)%

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
CDSOA receipts, net of expense	$(0.5)	$108.6	$(109.1)	NM
Other (expense) income, net	$(0.4)	$(3.7)	$3.3	(89.2)%

CDSOA receipts are reported net of applicable expenses. The CDSOA provides for distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and people. Refer to Note 16 - Continued Dumping and Subsidy Offset Act (CDSOA) for additional information.

Other income, net decreased in the third quarter of 2013 compared to the third quarter of 2012 primarily due to foreign currency exchange losses recognized in the third quarter of 2013 compared to foreign currency exchange gains in the third quarter of 2012, partially offset by lower charitable donations. Other expense, net decreased in the first nine months of 2013 compared the first nine months of 2012 primarily due to lower losses from the disposal of fixed assets and lower charitable donations.

Income Tax Expense:

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Income tax expense	$32.4	$47.0	$(14.6)	(31.1)%
Effective tax rate	38.2%	36.7%	—	150	bps

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Income tax expense	$117.3	$241.0	$(123.7)	(51.3)%
Effective tax rate	35.8%	36.4%	—	(60	) bps

The increase in the effective tax rate in the third quarter of 2013 compared to the third quarter of 2012 was primarily due to higher losses at certain foreign subsidiaries where no tax benefit could be recorded, certain non-deductible U.S. expenses primarily due to the Company's separation costs, and lower discrete tax benefits realized. These factors were partially offset by higher benefits from the foreign tax credit and the U.S. research tax credit, higher U.S. manufacturing deduction and lower realized U.S. state and local taxes.

The decrease in the effective tax rate in the first nine months of 2013 compared to the first nine months of 2012 was primarily due to higher benefits from the foreign tax credit and U.S. research tax credit, higher discrete tax benefits and lower U.S. state and local taxes realized. These factors were partially offset by higher losses at certain foreign subsidiaries where no tax benefit could be recorded, certain non-deductible U.S. expenses primarily due to the Company's separation costs, and a lower realized benefit from the U.S. manufacturing deduction.

Business Segments

The primary measurement used by management to measure the financial performance of each segment is EBIT. Refer to Note 11 - Segment Information in the Notes to the Consolidated Financial Statements for the reconciliation of EBIT by segment to consolidated income before income taxes.

The presentation of segment results below includes a reconciliation of the changes in net sales for each segment reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions made in 2013 and 2012 and currency exchange rates. The effects of acquisitions and currency exchange rates on net sales are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period. During the fourth quarter of 2012, the Company completed the acquisition of substantially all of the assets of Wazee Companies, LLC (Wazee). During the first quarter of 2013, the Company completed the acquisition of Interlube. Results for Interlube are reported in the Mobile Industries segment. During the second quarter of 2013, the Company completed the acquisition of Standard Machine, as well as substantially all of the assets of Smith Services. Results for Standard Machine, Smith Services and Wazee are reported in the Process Industries segment.

Mobile Industries Segment:

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Net sales, including intersegment sales	$348.1	$396.9	$(48.8)	(12.3)%
EBIT	$29.1	$37.9	$(8.8)	(23.2)%
EBIT margin	8.4%	9.5%	—	(110	) bps

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Net sales, including intersegment sales	$348.1	$396.9	$(48.8)	(12.3)%
Less: Acquisitions	3.5	—	3.5	NM
Currency	(3.0)	—	(3.0)	NM
Net sales, excluding the impact of acquisitions and currency	$347.6	$396.9	$(49.3)	(12.4)%

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Net sales, including intersegment sales	$1,138.3	$1,314.4	$(176.1)	(13.4)%
EBIT	$132.7	$173.4	$(40.7)	(23.5)%
EBIT margin	11.7%	13.2%	—	(150	) bps

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Net sales, including intersegment sales	$1,138.3	$1,314.4	$(176.1)	(13.4)%
Less: Acquisitions	8.5	—	8.5	NM
Currency	(7.9)	—	(7.9)	NM
Net sales, excluding the impact of acquisitions and currency	$1,137.7	$1,314.4	$(176.7)	(13.4)%

The Mobile Industries segment's net sales, excluding the effects of acquisitions and currency-rate changes, decreased 12.4% in the third quarter of 2013 compared to the third quarter of 2012. The decrease was primarily due to lower volume of approximately $50 million. The lower volume was seen across most market sectors led by a 22% decrease in off-highway, an 18% decrease in light vehicle and a 19% decrease in heavy truck, partially offset by a 16% increase in automotive aftermarket. The lower volume in off-highway was primarily in mining and agriculture sectors. The decrease in the light vehicle and heavy truck market sectors was primarily due to exited business related to the Company's market strategy. EBIT decreased in the third quarter of 2013 compared to the third quarter of 2012 primarily due to the impact of lower volume of approximately $20 million, partially offset by lower plant closure costs of approximately $5 million and lower raw material costs of approximately $5 million.

The Mobile Industries segment's net sales, excluding the effects of acquisitions and currency-rate changes, decreased 13.4% in the first nine months of 2013 compared to the first nine months of 2012 as a result of lower volume of approximately $180 million. The lower volume was driven by a 21% decrease in off-highway, primarily in mining and agriculture sectors. In addition, heavy truck declined 19% and light vehicle declined 14% primarily due to exited business. EBIT was lower in the first nine months of 2013 compared to the first nine months of 2012 primarily due to the impact of lower volume of approximately $65 million and higher manufacturing costs of approximately $15 million. These decreases were partially offset by lower plant closure costs of approximately $15 million, lower raw material costs of approximately $10 million, lower selling, general and administrative expenses of approximately $10 million and lower logistics costs of approximately $5 million.

Full-year sales for the Mobile Industries segment are expected to decrease 11% to 13% in 2013 compared to 2012. The expected decrease is primarily due to lower volume across most market sectors, led by a decrease in off-highway volume of approximately 21%, a decrease in heavy truck volume of approximately 19% and a decrease in light-vehicle volume of approximately 15%. EBIT for the Mobile Industries segment is expected to decline in 2013 compared to 2012 as a result of lower volume, exited business and higher manufacturing costs, partially offset by lower raw material costs, plant closure costs and selling, general and administrative expenses.

Process Industries Segment:

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Net sales, including intersegment sales	$308.3	$311.1	$(2.8)	(0.9)%
EBIT	$50.8	$60.1	$(9.3)	(15.5)%
EBIT margin	16.5%	19.3%	—	(280	) bps

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Net sales, including intersegment sales	$308.3	$311.1	$(2.8)	(0.9)%
Less: Acquisitions	18.5	—	18.5	NM
Currency	0.8	—	0.8	NM
Net sales, excluding the impact of acquisitions and currency	$289.0	$311.1	$(22.1)	(7.1)%

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Net sales, including intersegment sales	$910.9	$1,004.4	$(93.5)	(9.3)%
EBIT	$148.0	$213.7	$(65.7)	(30.7)%
EBIT margin	16.2%	21.3%		(510	) bps

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Net sales, including intersegment sales	$910.9	$1,004.4	$(93.5)	(9.3)%
Less: Acquisitions	40.3	—	40.3	NM
Currency	0.7	—	0.7	NM
Net sales, excluding the impact of acquisitions and currency	$869.9	$1,004.4	$(134.5)	(13.4)%

The Process Industries segment's net sales, excluding the effects of acquisitions and currency-rate changes, decreased 7.1% in the third quarter of 2013 compared to the same period in 2012. The decrease was primarily due to lower volume of approximately $25 million, partially offset by higher pricing of approximately $5 million. The lower volume was seen across most market sectors, driven by a decrease in industrial distribution of approximately 4%, a decrease in metals of approximately 34% and a decrease in gear drives of approximately 16%, partially offset by an increase in services of approximately 39%. EBIT was lower in the third quarter of 2013 compared to the third quarter of 2012 primarily due to the impact of lower volume of approximately $15 million, partially offset by higher pricing and lower selling, general and administrative expenses of approximately $5 million. EBIT margin decreased in the third quarter of 2013 compared to the third quarter of 2012 primarily due to lower volume in industrial distribution and purchase accounting costs unfavorably impacting acquisitions.

The Process Industries segment's net sales, excluding the effects of acquisitions and currency-rate changes, decreased 13.4% in the first nine months of 2013 compared to the same period in 2012. The decrease was primarily due to lower volume of $150 million, partially offset by higher pricing of approximately $15 million. The lower volume was seen across most market sectors, driven by a decrease in industrial distribution of approximately 12%, a decrease in metals of approximately 32% and a decrease in wind energy of approximately 23%. EBIT was lower in the first nine months of 2013 compared to the first nine months of 2012 primarily due to the impact of lower volume of approximately $75 million and higher manufacturing costs of approximately $10 million, partially offset by higher pricing of approximately $15 million and lower selling, general and administrative expenses of approximately $10 million.

Full-year sales for the Process Industries segment are expected to decrease 7% to 9% in 2013 compared to 2012, driven by lower industrial distribution volume of approximately 11% and wind volume of approximately 14%, partially offset by acquisitions and higher pricing. EBIT for the Process Industries segment is expected to be lower in 2013 compared to 2012 primarily due to the impact of lower volume, partially offset by higher pricing.

Aerospace Segment:

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Net sales, including intersegment sales	$76.3	$84.0	$(7.7)	(9.2)%
EBIT	$4.9	$7.7	$(2.8)	(36.4)%
EBIT margin	6.4%	9.2%	—	(280	) bps

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Net sales, including intersegment sales	$76.3	$84.0	$(7.7)	(9.2)%
Less: Currency	0.2	—	0.2	NM
Net sales, excluding the impact of currency	$76.1	$84.0	$(7.9)	(9.4)%

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Net sales, including intersegment sales	$240.8	$262.5	$(21.7)	(8.3)%
EBIT	$21.4	$26.3	$(4.9)	(18.6)%
EBIT margin	8.9%	10.0%		(110	) bps

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Net sales, including intersegment sales	$240.8	$262.5	$(21.7)	(8.3)%
Less: Currency	0.3	—	0.3	NM
Net sales, excluding the impact of currency	$240.5	$262.5	$(22.0)	(8.4)%

The Aerospace segment's net sales, excluding the impact of currency-rate changes, decreased 9.4% in the third quarter of 2013 compared to the third quarter of 2012. The decrease was primarily due to lower volume of approximately $10 million. The lower volume was seen across most market sectors, led by a decrease in defense of approximately 15%, commercial aviation of approximately 14% and critical motion of approximately 9%, partially offset by an increase in general aviation of approximately 20%. EBIT for the third quarter of 2013 was down compared to the third quarter of 2012 primarily due to the impact of lower volume of approximately $5 million.

The Aerospace segment's net sales, excluding the impact of currency-rate changes, decreased 8.4% in the first nine months of 2013 compared to the first nine months of 2012 primarily due to lower volume of approximately $25 million, partially offset by higher pricing of $5 million. The lower volume was seen across most market sectors, led by a decrease in critical motion of approximately 23%, commercial aviation of approximately 10% and defense of approximately 10%, partially offset by an increase in general aviation of 8%. EBIT was lower in the first nine months of 2013 compared to the first nine months of 2012 primarily due to the impact of lower volume of approximately $10 million and higher manufacturing costs of approximately $5 million, partially offset by lower selling, general and administrative expenses of approximately $5 million and higher pricing of approximately $5 million.

Full-year sales for the Aerospace segment are expected to decrease by approximately 3% to 5% in 2013 compared to 2012, due to lower volume across most market sectors, led by a decrease in critical motion of approximately 15% and a decrease in commercial aviation of approximately 4%. EBIT for the Aerospace segment is expected to decrease in 2013 compared to 2012 primarily due to the impact of lower volume and unfavorable mix, partially offset by higher pricing.

Steel Segment:

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Net sales, including intersegment sales	$350.5	$377.0	$(26.5)	(7.0)%
EBIT	$29.2	$49.7	$(20.5)	(41.2)%
EBIT margin	8.3%	13.2%	—	(490	) bps

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Net sales, including intersegment sales	$350.5	$377.0	$(26.5)	(7.0)%
Less: Currency	0.2	—	0.2	NM
Net sales, excluding the impact of currency	$350.3	$377.0	$(26.7)	(7.1)%

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Net sales, including intersegment sales	$1,050.7	$1,412.3	$(361.6)	(25.6)%
EBIT	$107.3	$226.6	$(119.3)	(52.6)%
EBIT margin	10.2%	16.0%	—	(580	) bps

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Net sales, including intersegment sales	$1,050.7	$1,412.3	$(361.6)	(25.6)%
Less: Currency	1.1	—	1.1	NM
Net sales, excluding the impact of currency	$1,049.6	$1,412.3	$(362.7)	(25.7)%

The Steel segment's net sales for the third quarter of 2013, excluding the effects of currency-rate changes, decreased 7.1% compared to the third quarter of 2012 primarily due to lower volume of approximately $20 million and lower raw material surcharges of approximately $5 million. The lower volume was led by a 23% decrease in industrial shipments, partially offset by a 12% increase in mobile shipments. Surcharges decreased to $77 million in the third quarter of 2013 from $81 million in the third quarter of 2012. Surcharges are a pricing mechanism that the Company uses to recover scrap steel and certain alloy costs, which are derived from published monthly indices. The lower surcharges were a result of lower market prices for certain input raw materials such as scrap steel and alloys, as well as lower volume.

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Scrap index per ton	$409	$380	$29	7.6%
Shipments (in tons)	232,646	242,904	(10,258)	(4.2)%
Average selling price per ton, including surcharges	$1,507	$1,552	$(45)	(2.9)%

The Steel segment's EBIT decreased in the third quarter of 2013 compared to the third quarter of 2012 primarily due to higher manufacturing costs of approximately $15 million, unfavorable sales mix of approximately $10 million, lower raw material surcharges of approximately $5 million and the impact of lower volume of approximately $5 million. These declines were partially offset by lower raw material costs of approximately $15 million. The higher manufacturing costs of $15 million included approximately $8 million of planned maintenance. Raw material costs per ton consumed in the manufacturing process on tons shipped, including scrap steel and alloys decreased 9% in the third quarter of 2013 compared to the third quarter of 2012, to an average cost of $458 per ton. EBIT margin decreased in the third quarter of 2013 compared to the third quarter of 2012 primarily due to unfavorable sales mix.

The Steel segment's net sales for the first nine months of 2013, excluding the effects of currency-rate changes, decreased 25.7% compared to the first nine months of 2012 primarily due to lower volume of approximately $235 million and lower surcharges of approximately $125 million. The lower volume was primarily driven by a 36% decrease in industrial shipments and a 32% decrease in oil and gas shipments, partially offset by a 15% increase in mobile shipments. Surcharges decreased to $228 million in the first nine months of 2013 from $352 million in the first nine months of 2012. The lower surcharges were a result of lower market prices for certain input raw materials, especially scrap steel, nickel and molybdenum, and lower volume.

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Scrap index per ton	$399	$448	$(49)	(10.9)%
Shipments (in tons)	703,961	862,252	(158,291)	(18.4)%
Average selling price per ton, including surcharges	$1,493	$1,638	$(145)	(8.9)%

The Steel segment's EBIT decreased in the first nine months of 2013 compared to the first nine months of 2012 primarily due to lower raw material surcharges of approximately $125 million, the impact of lower volume of approximately $100 million, unfavorable sales mix of approximately $40 million and higher manufacturing costs of approximately $5 million. These declines were partially offset by lower raw material costs of approximately $150 million. The lower raw material costs were driven by lower volume and lower material costs per ton. Raw material costs per ton consumed in the manufacturing process on tons shipped, including scrap steel, alloys and energy, decreased 16% in the first nine months of 2013 over the comparable period in the prior year to an average cost of $462 per ton.

Full-year sales for the Steel segment are expected to decrease 20% to 22% for 2013 compared to 2012, primarily due to lower volume and lower surcharges. The Company expects lower volume to be driven by a decrease in industrial shipments of approximately 31% and oil and gas shipments of approximately 26%, partially offset by an increase in mobile shipments of approximately 13%. EBIT for the Steel segment is expected to decrease in 2013 compared to 2012, driven by lower surcharges, lower volume and unfavorable sales mix, partially offset by lower raw material costs. Scrap, alloy and energy costs are expected to decrease, compared to 2012.

Corporate:

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
Corporate expenses	$24.3	$20.1	$4.2	20.9%
Corporate expenses % to net sales	2.3%	1.8%	—	50	bps

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Corporate expenses	$67.0	$63.8	$3.2	5.0%
Corporate expenses % to net sales	2.0%	1.6%	—	40	bps

The increase in corporate expenses in the third quarter of 2013 and first nine months of 2013 compared to the same periods in the prior year was primarily due to higher professional expenses of approximately $5 million related to the evaluation of the shareholder proposal to separate the Company's steel business.

The Balance Sheet

The following discussion is a comparison of the Consolidated Balance Sheets at September 30, 2013 and December 31, 2012.

Current Assets:

	September 30, 2013	December 31, 2012	$ Change	% Change
Cash and cash equivalents	$418.1	$586.4	$(168.3)	(28.7)%
Accounts receivable, net	593.7	546.7	47.0	8.6%
Inventories, net	856.1	862.1	(6.0)	(0.7)%
Deferred income taxes	80.1	98.6	(18.5)	(18.8)%
Deferred charges and prepaid expenses	32.9	12.6	20.3	161.1%
Other current assets	69.1	67.7	1.4	2.1%
Total current assets	$2,050.0	$2,174.1	$(124.1)	(5.7)%

Refer to the Consolidated Statement of Cash Flows for a discussion of the decrease in cash and cash equivalents. Accounts receivable increased as a result of the timing of sales in the third quarter of 2013 compared to the fourth quarter of 2012, with higher sales during the month of September 2013 compared to the month of December 2012. Inventories decreased primarily due to higher inventory reserves, partially offset by acquisitions. Deferred income taxes decreased while deferred charges and prepaid expenses increased due to a reclassification of income taxes related to intercompany transactions.

Property, Plant and Equipment, Net:

	September 30, 2013	December 31, 2012	$ Change	% Change
Property, plant and equipment	$3,983.3	$3,792.1	$191.2	5.0%
Accumulated depreciation	(2,485.0)	(2,386.8)	(98.2)	4.1%
Property, plant and equipment, net	$1,498.3	$1,405.3	$93.0	6.6%

The increase in property, plant and equipment in the first nine months of 2013 was primarily due to current-year capital expenditures exceeding depreciation expense, as well as current-year acquisitions. See "Other Matters - Capital Expenditures" for more information.

Other Assets:

	September 30, 2013	December 31, 2012	$ Change	% Change
Goodwill	$359.7	$338.9	$20.8	6.1%
Other intangible assets	222.0	224.7	(2.7)	(1.2)%
Deferred income taxes	25.6	62.5	(36.9)	(59.0)%
Other non-current assets	37.3	39.2	(1.9)	(4.8)%
Total other assets	$644.6	$665.3	$(20.7)	(3.1)%

The increase in goodwill was primarily due to acquisitions in 2013. The decrease in other intangible assets was primarily due to amortization in 2013, partially offset by acquisitions. The decrease in deferred income taxes was due to the recognition of certain items of tax deduction, primarily related to accelerated tax depreciation, which are recognized in different periods for tax and financial reporting purposes.

Current Liabilities:

	September 30, 2013	December 31, 2012	$ Change	% Change
Short-term debt	$21.1	$14.3	$6.8	47.6%
Accounts payable	252.5	216.2	36.3	16.8%
Salaries, wages and benefits	184.1	213.9	(29.8)	(13.9)%
Income taxes payable	109.4	33.5	75.9	226.6%
Deferred income taxes	7.3	2.9	4.4	151.7%
Other current liabilities	153.9	177.5	(23.6)	(13.3)%
Current portion of long-term debt	250.1	9.6	240.5	NM
Total current liabilities	$978.4	$667.9	$310.5	46.5%

The increase in short-term debt during the first nine months of 2013 was primarily to provide liquidity for non-U.S. inter-company dividends. The decrease in accrued salaries, wages and benefits was the result of the payout of the 2012 performance-based compensation, partially offset by accruals in 2013 for performance-based compensation. The increase in income taxes payable in the first nine months of 2013 was primarily due to the provision for current-year income taxes and a reclassification of uncertain tax positions from other non-current liabilities to income taxes payable, partially offset by tax payments in 2013. The decrease in other current liabilities during the first nine months of 2013 was primarily due to lower restructuring accruals. The increase in the current portion of long-term debt was primarily due to the reclassification of the Company’s $250 million fixed-rate senior unsecured notes, which mature in September 2014, from non-current liabilities to current liabilities.

Non-Current Liabilities:

	September 30, 2013	December 31, 2012	$ Change	% Change
Long-term debt	$205.4	$455.1	$(249.7)	(54.9)%
Accrued pension cost	230.7	391.4	(160.7)	(41.1)%
Accrued postretirement benefits cost	354.9	371.8	(16.9)	(4.5)%
Deferred income taxes	10.8	4.9	5.9	120.4%
Other non-current liabilities	45.6	107.0	(61.4)	(57.4)%
Total non-current liabilities	$847.4	$1,330.2	$(482.8)	(36.3)%

The decrease in long-term debt was primarily due to the reclassification of the Company’s $250 million fixed-rate senior unsecured notes, which mature in September 2014, to current liabilities. The decrease in accrued pension cost during the first nine months of 2013 was primarily due to the Company's contributions of $114.0 million to its global defined benefit pension plans, as well as the expected return on pension assets exceeding service and interest cost. The decrease in other non-current liabilities was primarily due to a $60 million decrease in uncertain tax positions, which were reclassified to income taxes payable, as a result of the expected closure of tax audits for years 2006 through 2009 and the closure of the tax audits for 2010 through 2011.

Shareholders’ Equity:

	September 30, 2013	December 31, 2012	$ Change	% Change
Common stock	$944.7	$944.5	$0.2	—%
Earnings invested in the business	2,555.3	2,411.2	144.1	6.0%
Accumulated other comprehensive loss	(953.6)	(1,013.2)	59.6	(5.9)%
Treasury shares	(193.1)	(110.3)	(82.8)	75.1%
Noncontrolling interest	13.8	14.4	(0.6)	(4.2)%
Total shareholders’ equity	$2,367.1	$2,246.6	$120.5	5.4%

Earnings invested in the business increased in the first nine months of 2013 by net income attributable to the Company of $210.1 million, partially offset by dividends declared of $66.0 million. The decrease in accumulated other comprehensive loss was primarily due to a $71.1 million after-tax adjustment as a result of amortization of actuarial losses and prior-year service costs for defined benefit pension and postretirement plans, partially offset by an $11.5 million decrease in foreign currency translation. The foreign currency translation adjustments were due to the strengthening of the U.S. dollar relative to other currencies, such as the Australian Dollar, the Indian Rupee, the Brazilian Real, the Argentine Peso and the Canadian Dollar. See "Other Matters - Foreign Currency" for further discussion regarding the impact of foreign currency translation. The increase in treasury shares was primarily due to the Company's purchase of 1.9 million of its common shares for an aggregate of $107.4 million, partially offset by shares issued for stock compensation plans, during the first nine months of 2013.

Cash Flows

	Nine Months Ended September 30,
	2013	2012	$ Change
Net cash provided by operating activities	$251.8	$366.5	$(114.7)
Net cash used by investing activities	(266.6)	(165.0)	(101.6)
Net cash used by financing activities	(145.8)	(181.8)	36.0
Effect of exchange rate changes on cash	(7.7)	1.0	(8.7)
(Decrease) increase in cash and cash equivalents	$(168.3)	$20.7	$(189.0)

Operating activities provided net cash of $251.8 million in the first nine months of 2013, after providing net cash of $366.5 million in the first nine months of 2012. The change in cash from operating activities was primarily due to a decrease in net income and an increase in cash used for working capital items, such as accounts receivable, inventory, and accounts payable. These decreases in cash were partially offset by lower pension contributions and other postretirement benefit payments. Net income attributable to The Timken Company decreased $210.1 million in the first nine months of 2013 compared to the first nine months of 2012. Pension contributions and other postretirement benefit payments were $140.4 million in the first nine months of 2013, compared to $399.8 million in the first nine months of 2012. Cash taxes were $80.0 million in the first nine months of 2013, compared to $96.4 million in the first nine months of 2012.

The following chart displays the impact of working capital items on cash during the first nine months of 2013 and 2012, respectively:

	Nine Months Ended September 30,
	2013	2012
Cash Provided (Used):
Accounts receivable	$(40.3)	$13.8
Inventories	12.8	35.2
Trade accounts payable	30.3	(17.0)
Other accrued expenses	(64.8)	(74.5)

Net cash used by investing activities of $266.6 million in the first nine months of 2013 increased from the same period in 2012 primarily due to a $23.1 million increase in capital expenditures and a $64.3 million increase in acquisitions, as well as an $11.6 million reduction in cash provided by investments in short-term marketable securities. Short-term marketable securities provided cash of $5.6 million in the first nine months of 2013 after providing cash of $17.2 million in the first nine months of 2012. The Company expects to increase capital expenditures to approximately $320 million in 2013 compared to $300 million in 2012. See "Other Matters - Capital Expenditures" for further discussion of the Company's multi-year capital expenditure projects.

Net cash used by financing activities was $145.8 million in the first nine months of 2013 compared to $181.8 million in the first nine months of 2012. The decrease in cash used by financing activities was primarily due to a reduction in cash used for net borrowings of $20.7 million and a $4.9 million decrease in the Company's repurchases of its common shares, partially offset by proceeds from the sale of shares in a subsidiary of $8.9 million. Cash used for net borrowings was $2.2 million in the first nine months of 2013 compared to cash used for net borrowings of $22.9 million in the first nine months of 2012. The Company purchased 1.9 million of its common shares for an aggregate of $107.4 million during the first nine months of 2013 after purchasing 2.5 million of its common shares for an aggregate of $112.3 million during the first nine months of 2012. In April 2013, the Company's subsidiary in India, Timken India Limited, issued new shares for approximately $8.9 million, net of transactions costs, which diluted the Company's controlling interest from 80% to 75%.

Liquidity and Capital Resources:

Total debt was $476.6 million and $479.0 million at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013, total debt of $476.6 million exceeded cash and cash equivalents of $418.1 million by $58.5 million. At December 31, 2012, cash and cash equivalents of $586.4 million exceeded total debt of $479.0 million by $107.4 million. The ratio of net debt to capital was 2.4% at September 30, 2013. The ratio of net cash to capital was 5.0% at December 31, 2012.

Reconciliation of total debt to net debt and the ratio of net debt (cash) to capital:

Net Debt:

	September 30, 2013	December 31, 2012
Short-term debt	$21.1	$14.3
Current portion of long-term debt	250.1	9.6
Long-term debt	205.4	455.1
Total debt	$476.6	$479.0
Less: Cash and cash equivalents	418.1	586.4
Net debt (cash)	$58.5	$(107.4)

Ratio of Net Debt to Capital:

	September 30, 2013	December 31, 2012
Net debt (cash)	$58.5	$(107.4)
Shareholders’ equity	2,367.1	2,246.6
Net debt plus shareholders’ equity (capital)	$2,425.6	$2,139.2
Ratio of net debt (cash) to capital	2.4%	(5.0)%

The Company presents net debt (cash) because it believes net debt (cash) is more representative of the Company's financial position than total debt due to the amount of cash and cash equivalents.

At September 30, 2013, the Company had no outstanding borrowings under its three-year Asset Securitization Agreement, which provides for aggregate borrowings up to $200 million. The Asset Securitization Agreement is subject to certain borrowing base limitations, which reduced the availability to $180.2 million at September 30, 2013. The Asset Securitization Agreement is secured by certain domestic trade receivables of the Company.

At September 30, 2013, the Company had no outstanding borrowings under its Senior Credit Facility, which provides for aggregate borrowings up to $500 million, but had letters of credit outstanding totaling $8.6 million, reducing the availability under the Senior Credit Facility to $491.4 million. The Senior Credit Facility matures on May 11, 2016. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At September 30, 2013, the Company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.25 to 1.0. As of September 30, 2013, the Company's consolidated leverage ratio was 0.71 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 4.0 to 1.0. As of September 30, 2013, the Company's consolidated interest coverage ratio was 20.57 to 1.0.

The interest rate under the Senior Credit Facility is based on the Company's consolidated leverage ratio. In addition, the Company pays a facility fee based on the consolidated leverage ratio multiplied by the aggregate commitments of all of the lenders under this agreement.

Other sources of liquidity include short-term lines of credit for certain of the Company's foreign subsidiaries, which provide for borrowings up to $226.6 million. The majority of these lines are uncommitted. At September 30, 2013, the Company had borrowings outstanding of $21.1 million and guarantees of $0.7 million, which reduced the availability under these facilities to $204.8 million.

The Company has approximately $250 million of fixed-rate unsecured notes which mature in September of 2014. The Company will likely re-finance these unsecured notes prior to their maturity.

The Company expects that any cash requirements in excess of cash on hand and cash generated from operating activities will be met by the committed funds available under its Asset Securitization Agreement and the Senior Credit Facility. Management believes it has sufficient liquidity to meet its obligations through at least the term of the Senior Credit Facility.

At September 30, 2013, approximately $275 million, or 65.0%, of the Company's cash and cash equivalents resided in jurisdictions outside the United States. Repatriation of these funds to the United States could be subject to domestic and foreign taxes and an immaterial amount could be subject to governmental restrictions. Part of the Company's strategy is to grow in attractive market sectors, many of which are outside the United States. This strategy may include making investments in facilities and equipment and new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments when possible.

The Company expects to remain in compliance with its debt covenants. However, the Company may need to limit its borrowings under the Senior Credit Facility or other facilities in order to remain in compliance. As of September 30, 2013, the Company could have borrowed the full amounts available under the Senior Credit Facility and Asset Securitization Agreement, and would have still been in compliance with its debt covenants.

The Company expects cash from operations in 2013 to decrease to approximately $415 million from $626 million in 2012 as the Company anticipates lower net income and an increase in working capital requirements, partially offset by lower pension and postretirement contributions. The Company expects to make approximately $115 million in pension and postretirement contributions in 2013, compared to approximately $376 million in 2012. The Company also expects to increase capital expenditures to approximately $320 million in 2013 compared to $300 million in 2012.

Financing Obligations and Other Commitments:

During the first nine months of 2013, the Company made contributions of $114.0 million to its global defined benefit pension plans, of which $105 million was discretionary. The Company currently expects to make contributions to its global defined benefit pension plans in 2013 totaling approximately $115 million, of which $105 million is discretionary. Returns for the Company's global defined benefit pension plan assets in 2012 were above the expected rate-of-return assumption of 8.25 percent due to broad increases in global equity markets. These higher returns positively impacted the funded status of the plans at the end of 2012 and are expected to result in lower pension expense and required pension contributions in future years. However, the impact of these favorable returns was more than offset by a 100 basis point reduction in the Company's discount rate used to measure its defined benefit pension obligation at December 31, 2012. As a result, pension expense, including pension settlement charges, for 2013 is expected to be comparable to pension expense of $69 million in 2012. Returns for the Company's U.S. defined benefit plan pension assets for the first nine months of 2013 were approximately 7.4%.

During the first nine months of 2013, the Company purchased 1.9 million of its common shares for approximately $107.4 million in the aggregate under the Company's 2012 common share purchase plan. This plan authorizes the Company to buy, in the open market or in privately negotiated transactions, up to 10 million common shares, which are to be held as treasury shares and used for specified purposes. The authorization expires on December 31, 2015. As of September 30, 2013, the Company has purchased approximately 4.4 million common shares under this plan.

The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.

Critical Accounting Policies and Estimates:

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company reviews its critical accounting policies throughout the year. The Company has concluded that there have been no changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2012, during the nine months ended September 30, 2013.

Other Matters

Capital Expenditures:

The Company has been making strategic investments in business and production processes. The Company is in the midst of several multi-year projects in the Steel segment, including a new vertical continuous caster, an intermediate steel tube finishing line and an in-line forge press to produce new large-diameter sound-center bars. Additionally, the Company is investing in the construction of a new building to bring together personnel from the Company's Bearing and Power Transmission headquarters and corporate headquarters together with personnel from the technology center in North Canton, Ohio.

The caster, which will provide large bar capabilities unique in America, is expected to cost approximately $200 million. As of September 30, 2013, the Company had incurred costs of $94 million related to this project. The caster is expected to begin production in the second quarter of 2014. The steel tube finishing line project is expected to cost approximately $50 million. As of September 30, 2013, the Company had incurred $46 million related to this project. The in-line forge press is expected to cost approximately $32 million. As of September 30, 2013, the Company had incurred $31 million related to this project. These investments reinforce the Company's position of offering the broadest special bar quality steel capabilities in North America.

The construction of the new building began in April 2012 to accommodate a combined team of approximately 1,000 employees, from research and development, engineering, customer service, sales and marketing and corporate functions.  The Company foresees increased collaboration among employees at the new North Canton campus, thereby increasing the speed of innovation and levels of customer service when the project is expected to be mostly completed in early 2014.  The total cost of the project is expected to be approximately $65 million. As of September 30, 2013, the Company had incurred $44 million related to this project.

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

Foreign currency exchange losses included in the Company's operating results for the third quarter of 2013 were $0.6 million, compared to a gain of $2.1 million during the third quarter of 2012. Foreign currency exchange losses included in the Company's operating results for the first nine months of 2013 were $6.5 million, compared to a loss of $4.0 million during the first nine months of 2012. For the nine months ended September 30, 2013, the Company recorded a negative non-cash foreign currency translation adjustment of $11.5 million that decreased shareholders' equity, compared to a positive non-cash foreign currency translation adjustment of $0.5 million that increased shareholders' equity for the nine months ended September 30, 2012. The foreign currency translation adjustments for the nine months ended September 30, 2013 were negatively impacted by the strengthening of the U.S. dollar relative to other currencies, such as the Australian Dollar, the Indian Rupee, the Brazilian Real, the Argentine Peso and the Canadian Dollar.

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

•	retention of CDSOA distributions;

•	the taxable nature of the spin-off and the Company's ability to successfully complete the spin-off of its steel business within the expected time frame and at the expected cost; and

•	those items identified under Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Common Shares

The following table provides information about purchases by the Company of its common shares during the quarter ended September 30, 2013.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
7/01/13 – 7/31/13	215,975	$58.34	213,662	5,852,638
8/01/13 – 8/31/13	192,614	58.52	182,331	5,670,307
9/01/13 – 9/30/13	43,286	57.08	42,500	5,627,807
Total	451,875	$58.29	438,493	5,627,807

(1)
Of the shares purchased in July, August and September 2,313, 10,283 and 786, respectively, represent common shares of the Company that were owned and tendered by employees to exercise stock options, and to satisfy withholding obligations in connection with the exercise of stock options and vesting of restricted shares.

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

101
Financial statements from the quarterly report on Form 10-Q of The Timken Company for the quarter ended September 30, 2013, filed on November 4, 2013, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY
Date: November 4, 2013	By: /s/ James W. Griffith
James W. Griffith President and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2013	By: /s/ Glenn A. Eisenberg
Glenn A. Eisenberg Executive Vice President – Finance and Administration (Principal Financial Officer)