Form 10-K
period 2013-12-31
TIMKEN CO
filed 2014-02-28
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 28, 2013, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was $4,830,680,452 based on the closing sale price as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2014
Common Shares, without par value	92,781,376 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held on or about May 13, 2014 (Proxy Statement)	Part III

THE TIMKEN COMPANY

PART I.

Item 1. Business

General:
As used herein, the term “Timken” or the “Company” refers to The Timken Company and its subsidiaries unless the context otherwise requires. Timken, a global industrial technology leader, engineers, manufactures and markets mechanical components, Timken® bearings and engineered steel bars and tubes, as well as transmissions, gearboxes, chain and related products and services, support diversified markets worldwide.

The Company was founded in 1899 by Henry Timken, who received two patents on the design of a tapered roller bearing. Timken grew to become the world's largest manufacturer of tapered roller bearings and leveraged its expertise to further expand its portfolio of bearing products to include cylindrical, spherical, needle and precision ball bearings. Based on its engineering capabilities and technical knowledge, Timken built its reputation as a global leader and applied its knowledge of metallurgy, friction management and mechanical power transmission to increase the reliability and efficiency of its customers' equipment, improving productivity, uptime and performance across a wide range of applications and markets. The Company's broad portfolio includes power transmission components and systems, engineered surfaces and coatings, lubricants and seals, as well as aftermarket services, including bearing and gearbox remanufacture and repair. The Company also manufactures helicopter transmissions, high-performance engineered alloy steels bars and seamless mechanical tubing, as well as finished and semi-finished steel components made to exact specifications to meet customers' increasing demands for reliability and efficiency. The Company's global footprint consists of 64 manufacturing facilities, 12 technology and engineering centers and 11 distribution centers and warehouses, supported by a team comprised of nearly 19,000 employees. Timken operates in 28 countries and territories around the globe.

Industry Segments and Geographical Financial Information:
Information required by this Item is incorporated herein by reference to Note 15 - Segment Information in the Notes to the Consolidated Financial Statements.

Major Customers:
The Company sells products and services to a diverse customer base globally, including customers in the following market sectors: industrial equipment, construction, agriculture, rail, aerospace and defense, automotive, heavy truck and oil and gas. The Company does not have any sales to a single customer that are 5% or more of total sales.

Products:
Timken manufactures and manages global supply chains for multiple product lines including anti-friction bearings, mechanical power transmission solutions, engineered steel and related precision steel components designed to operate in demanding environments. The Company leverages its technical knowledge, research expertise and production and engineering capabilities across all of its products and end-markets to deliver high-performance products to its customers. Differentiation in these product lines is achieved by either: (1) product type or (2) the targeted applications utilizing the product.

Bearings and Power Transmission Solutions. Selection and development of bearings for customer applications and demand for high reliability require sophisticated engineering and analytical techniques. Deep knowledge of friction management combined with high precision tolerances, proprietary internal geometries and premium quality materials, provide Timken bearings with high load-carrying capacity, excellent friction-reducing qualities and long service lives. The uses for bearings are diverse and can be found in transportation applications that include passenger cars and trucks, heavy trucks, helicopters, airplanes and trains. Ranging in size from precision bearings the size of a pencil eraser to those roughly three meters in diameter, high-performance Timken components are also used in a wide variety of industrial applications, ranging from paper and steel mills, mining, oil and gas extraction and production, gear drives, health and positioning control, wind mills and food processing. Timken manufactures or in some cases purchases the required components and then sells them assembled or as individual components in a wide variety of configurations and sizes. In addition to bearings, Timken offers mechanical power transmission components, including chains, augers, gear boxes, seals, lubricants and related products and services.

Tapered Roller Bearings. The tapered roller bearing is the Company's original entrant to the anti-friction bearing sector. Tapered rollers permit ready absorption of both radial and axial load combinations. For this reason, tapered roller bearings are particularly well-adapted to reducing friction where shafts, gears or wheels are used. Bearings generally consist of four components: (1) the cone or inner race; (2) the cup or outer race; (3) the rollers, which roll between the cup and cone; and (4) the cage, which serves as a retainer and maintains proper spacing between the rollers. They can be found wherever gears and shafts turn in a wide variety of market sectors, including construction and mining, metal and paper-making mills, commercial truck and power generation.

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

Spherical and Cylindrical Roller Bearings. Timken produces spherical and cylindrical roller bearings for large gear drives, rolling mills and other industrial and infrastructure development applications. These products are sold worldwide to original equipment manufacturers and industrial distributors serving major end-market sectors, including construction and mining, natural resources, defense, pulp and paper production, rolling mills and general industrial goods. The same rigorous analysis and development apply to these products.

Chains and Augers. Through the acquisition of Drives, LLC (Drives) in 2011, Timken manufactures precision roller chain, pintle chain, agricultural conveyor chain, engineering class chain, oil field roller chain and auger products. These highly engineered products are vital to a wide range of mobile and industrial machinery applications, including agriculture, oil and gas, aggregate and mining, primary metals, forest products and other heavy industries. They also are utilized in the food and beverage and packaged goods sectors, which often require high-end, specialty products, including stainless-steel and corrosion-resistant roller chains.

Gear-Drive Systems. Through the acquisition of the assets of Philadelphia Gear Corp. (Philadelphia Gear) in 2011, Timken provides aftermarket gear box repair services and gear-drive systems for the industrial, energy and military marine sectors, including refining and pipeline systems, mining, cement, pulp and paper making and water management systems.

Services. Timken offers a broad array of industrial services including bearing reconditioning and repair; condition monitoring and reliability services designed to maximize performance; and durability and maintenance intervals for industrial and railroad customers, both domestically and internationally. Other services include maintenance and rework of large industrial equipment used in metal-making mills and the energy sectors.  Services accounted for less than 5% of the Company’s net sales for the year ended December 31, 2013.

Aerospace Products and Services. The Company's portfolio of parts, systems and services for the aerospace market sector has grown to include products used in helicopters and fixed-wing aircraft for the military and commercial aviation industries. Timken designs, manufactures and tests a wide variety of power transmission and drive train components, including bearings, transmissions, turbine engine components, gears and rotor-head assemblies and housings. Other parts include airfoils (such as blades, vanes, rotors and diffusers), nozzles and other precision flight-critical components. In addition to original equipment, Timken provides a wide range of aftermarket products and services for global customers, including complete engine overhaul, bearing repair, component reconditioning and replacement parts for gas turbine engines, transmissions and fuel controls, gearboxes and accessory systems in helicopters and fixed-wing aircraft.

Steel. Timken manufactures alloy steel as well as carbon and micro-alloy steel.  Included in its portfolio are specialty bar quality (SBQ) bars and seamless mechanical tubing.  In addition, Timken supplies machining and thermal treatment services, as well as manages raw material recycling programs.  Timken's metallurgical expertise and unique operational capabilities drive customized, high-value solutions for the mobile, industrial and energy sectors.

Timken focuses on creating tailored products and services for their customers’ most demanding applications and supply chains, and most of their steel is custom-engineered.  Timken leverages its technical knowledge, research expertise and production and engineering capabilities across all of its products and end markets to deliver high-performance steel products to its customers.  Timken’s engineers are experts both in materials and applications, enabling us to deliver flexible solutions related to steel products as well as their applications and supply chains.

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

Customer collaboration is central to the Company's sales strategy. Therefore, Timken goes where its customers need them, with sales engineers primarily working in close proximity to customers rather than at production sites. In some cases, Timken may co-locate with a customer at their facility to ensure optimized collaboration. The Company's sales force constantly updates the team's training and knowledge regarding all friction management products and market sector trends, and Timken employees assist customers during development and implementation phases and provide ongoing service and support.

The Company has a joint venture in North America focused on joint logistics and e-business services. This joint venture, CoLinx, LLC, includes five equity members: Timken, SKF Group, the Schaeffler Group, Rockwell Automation and Gates Corporation. The e-business service focuses on information and business services for authorized distributors in the Process Industries segment.

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

Competition:
The anti-friction bearing business is highly competitive in every country where Timken sells products. Timken competes primarily based on total value, including price, quality, timeliness of delivery, product design and the ability to provide engineering support and service on a global basis. The Company competes with domestic manufacturers and many foreign manufacturers of anti-friction bearings, including SKF Group, the Schaeffler Group, NTN Corporation, JTEKT Corporation (JTEKT) and NSK Ltd.

The steel industry, both domestically and globally, is highly competitive and is expected to remain so. Maintaining high standards of product quality and reliability, while keeping production costs competitive, is essential to the Company's ability to compete with domestic and foreign manufacturers of mechanical components and alloy steel. Principal bar competitors include foreign-owned domestic producers Gerdau Special Steel North America (a unit of Brazilian steelmaker Gerdau, S.A) and Republic Steel (a unit of Mexican steel producer ICH), along with domestic steel producers Steel Dynamics, Inc. and Nucor Corporation. Seamless tubing competitors include foreign-owned domestic producers ArcelorMittal Tubular Products (a unit of Luxembourg-based ArcelorMittal, S.A.), V&M Star Tubes (a unit of Vallourec, S.A.), and Tenaris, S.A. Additionally, Timken competes with a wide variety of offshore producers of both bars and tubes, including Sanyo Special Steel and Ovako Group AB. Timken also provides value-added steel products to its customers in the energy, industrial and automotive sectors. Competitors within the value-added market segment include Linamar, Jernberg and Curtis Screw Company.

Joint Ventures:
Investments in affiliated companies accounted for under the equity method were approximately $1.6 million and $1.1 million, respectively, at December 31, 2013 and 2012. The amount at December 31, 2013 was reported in other non-current assets on the Consolidated Balance Sheets.

Backlog:
The following table provides the backlog of orders of the Company's domestic and overseas operations at December 31, 2013 and 2012:

	December 31,
(Dollars in millions)	2013	2012
Segment:
Mobile Industries	$562.7	$708.5
Process Industries	370.8	387.8
Aerospace	382.4	404.7
Steel	285.7	311.6
Total Company	$1,601.6	$1,812.6

Approximately 90% of the Company’s backlog at December 31, 2013 is scheduled for delivery in the succeeding twelve months. Actual shipments depend upon customers' ever-changing production schedules. Accordingly, Timken does not believe that its backlog data and comparisons thereof, as of different dates, reliably indicate future sales or shipments.

Raw Materials:
The principal raw materials used by Timken in steel manufacturing are scrap metal, nickel, molybdenum and other alloys. The availability and costs of raw materials and energy resources are subject to curtailment or change due to, among other things, new laws or regulations, changes in global demand levels, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels. For example, the consumption cost of scrap metal increased 23.4% from 2010 to 2011, decreased 6.1% from 2011 to 2012 and decreased 10.2% from 2012 to 2013.

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

Research:
Timken operates a network of technology and engineering centers to support its global customers with sites in North America, Europe and Asia. This network develops and delivers innovative friction management and mechanical power transmission solutions and technical services. The largest technical center is located in North Canton, Ohio, near Timken's world headquarters. Other sites in the United States include Mesa, Arizona; Manchester, Connecticut; Fulton, Illinois; Keene and Lebanon, New Hampshire and King of Prussia, Pennsylvania. Within Europe, the Company has technology facilities in Plymouth, England; Colmar, France and Ploiesti, Romania. In Asia, Timken operates technology and engineering facilities in Bangalore, India and Shanghai, China.

Expenditures for research, development and application amounted to approximately $46.1 million, $52.6 million and $49.6 million in 2013, 2012 and 2011, respectively. Of these amounts, approximately $0.4 million, $0.8 million and $0.3 million were funded by others in 2013, 2012 and 2011, respectively.

Environmental Matters:
The Company continues its efforts to protect the environment and comply with environmental protection laws. Additionally, it has invested in pollution control equipment and updated plant operational practices. The Company is committed to implementing a documented environmental management system worldwide and to becoming certified under the ISO 14001 standard where appropriate to meet or exceed customer requirements. As of the end of 2013, 21 of the Company’s plants had obtained ISO 14001 certification.

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

Employment:
At December 31, 2013, Timken had nearly 19,000 employees. Approximately 9% of Timken’s U.S. employees are covered under collective bargaining agreements.

Available Information:
The Company uses its Investor Relations website at www.timken.com/investors, as a channel for routine distribution of important information, including news releases, analyst presentations and financial information. The Company posts filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the SEC), including its annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K; its proxy statements; and any amendments to those reports or statements. All such postings and filings are available on the Company’s website free of charge. In addition, this website allows investors and other interested persons to sign up to automatically receive e-mail alerts when the Company posts news releases and financial information on the Company’s website. The SEC also maintains a web site, www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Annual Report unless expressly noted.

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

Risk Relating to our Business

The bearing industry is highly competitive, and this competition results in significant pricing pressure for our products that could affect our revenues and profitability.

The global bearing industry is highly competitive. We compete with domestic manufacturers and many foreign manufacturers of anti-friction bearings, including SKF Group, the Schaeffler Group, NTN Corporation, JTEKT and NSK Ltd. The bearing industry is also capital intensive and profitability is dependent on factors such as labor compensation and productivity and inventory management, which are subject to risks that we may not be able to control. Due to the competitiveness within the bearing industry, we may not be able to increase prices for our products to cover increases in our costs. In many cases we face pressure from our customers to reduce prices, which could adversely affect our revenues and profitability. In addition, our customers may choose to purchase products from one of our competitors rather than pay the prices we seek for our products, which could adversely affect our revenues and profitability.

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

Warranty, recall, quality or product liability claims could materially adversely affect our earnings.

In our business, we are exposed to warranty and product liability claims. In addition, we may be required to participate in the recall of a product. If we fail to meet customer specifications for their products, we may be subject to product quality costs and claims. A successful warranty or product liability claim against us, or a requirement that we participate in a product recall, could have a material adverse effect on our earnings.

We may incur further impairment and restructuring charges that could materially affect our profitability.

We have taken $246.1 million in impairment and restructuring charges during the last five years. Changes in business or economic conditions, or our business strategy, may result in additional restructuring programs and may require us to take additional charges in the future, which could have a material adverse effect on our earnings.

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

Compliance with environmental, health and safety legislation and regulatory requirements may prove to be more limiting and costly than we anticipate. To date, we have committed significant expenditures in our efforts to achieve and maintain compliance with these requirements at our facilities, and we expect that we will continue to make significant expenditures related to such compliance in the future. From time to time, we may be subject to legal proceedings brought by private parties or governmental authorities with respect to environmental matters, including matters involving alleged noncompliance with or liability under environmental, health and safety laws, property damage or personal injury. New laws and regulations, including those which may relate to emissions of greenhouse gases, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our business, financial condition or results of operations.

Unexpected equipment failures or other disruptions of our operations may increase our costs and reduce our sales and earnings due to production curtailments or shutdowns.

Interruptions in production capabilities, especially in our Steel segment, would likely increase our production costs and reduce sales and earnings for the affected period. In addition to equipment failures, our facilities and information technology systems are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions or violent weather conditions. Our manufacturing processes are dependent upon critical pieces of equipment for which there may be only limited or no production alternatives, such as furnaces, continuous casters and rolling equipment, as well as electrical equipment, such as transformers, and this equipment may, on occasion, be out of service as a result of unanticipated failures. In the future, we may experience material plant shutdowns or periods of reduced production as a result of these types of equipment failures, which could cause us to lose or prevent us from taking advantage of various business opportunities or prevent us from responding to competitive pressures.

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

Our international operations expose us to risks not present in a purely domestic business, including primarily:

•	changes in tariff regulations, which may make our products more costly to export or import;

•	difficulties establishing and maintaining relationships with local original equipment manufacturers (OEMs), distributors and dealers;

•	import and export licensing requirements;

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

The funded status of our defined benefit and other postretirement plans has caused and may in the future cause a significant reduction in our shareholders' equity.

We recorded an increase in shareholders' equity related to pension and postretirement benefit liabilities in 2013 primarily due to an increase in discount rates, as well as higher than expected returns on pension and postretirement assets. However, we recorded a decrease in shareholders' equity related to pension and postretirement benefit liabilities in 2012, and in the future, we may be required to record charges related to pension and other postretirement liabilities as a result of asset returns, discount rate changes or other actuarial adjustments. These charges may be significant and would cause a reduction in our shareholders' equity.

The funded status of our pension plans may require additional contributions, which may divert funds from other uses.

The funded status of our pension plans may require us to make additional contributions to such plans. We made cash contributions of approximately $121 million, $326 million and $291 million in 2013, 2012 and 2011, respectively, to our defined benefit pension plans and currently expect to make cash contributions of approximately $20 million in 2014 to such plans. However, we cannot predict whether changing economic conditions, the future performance of assets in the plans or other factors will lead us or require us to make contributions in excess of our current expectations, diverting funds we would otherwise apply to other uses.

Our defined benefit plans' assets and liabilities are substantial and expenses and contributions related to those plans are affected by factors outside our control, including the performance of plan assets, interest rates, actuarial data and experience, and changes in laws and regulations.

Our defined benefit pension plans had assets with an estimated value of approximately $3.3 billion and liabilities with an estimated value of approximately $3.1 billion, both as of December 31, 2013. Our future expense and funding obligations for the defined benefit pension plans depend upon a number of factors, including the level of benefits provided for by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine the discount rate to calculate the amount of liabilities, actuarial data and experience and any changes in government laws and regulations. In addition, if the various investments held by our pension trusts do not perform as expected or the liabilities increase as a result of discount rates and other actuarial changes, our pension expense and required contributions would increase and, as a result, could materially adversely affect our business. Due to the value of our defined benefit plan assets and liabilities, even a minor decrease in interest rates, to the extent not offset by contributions or asset returns, could increase our obligations under such plans. We may be legally required to make contributions to the pension plans in the future in excess of our current expectations, and those contributions could be material.

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

Compliance with the laws and regulations described above or with other applicable foreign, federal, state, and local laws and regulations currently in effect or that may be adopted in the future could materially adversely affect our competitive position, operating results, financial condition and liquidity.

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

Risks Relating to Our Proposed Spinoff of Our Steel Business

The proposed spinoff of our steel business is contingent upon the satisfaction of a number of conditions, may require significant time and attention of our management and may have an adverse effect on us even if not completed.

On September 5, 2013, our board of directors approved a plan to pursue a separation of our steel business through a spinoff. The proposed spinoff is subject to various conditions and may be affected by unanticipated developments or changes in market conditions. Completion of the spinoff will be contingent upon customary closing conditions, including, among other things, authorization and approval of our board of directors, receipt of governmental and regulatory approvals of the transactions contemplated by the spinoff, receipt of a legal opinion regarding the tax-free status of the spinoff, execution of intercompany agreements and the effectiveness of a registration statement on Form 10 with the SEC. For these and other reasons, the spinoff may not be completed as expected during 2014, if at all.

Even if the spinoff is not completed, our ongoing businesses may be adversely affected and we may be subject to certain risks and consequences, including, among others, the following:

•
execution of the proposed spinoff will require significant time and attention from management, which may distract management from the operation of our businesses and the execution of other initiatives that may have been beneficial to us;

•	our employees may be distracted due to uncertainty about their future roles with each of the separate companies pending the completion of the spinoff;

•	we will be required to pay certain costs and expenses relating to the spinoff, such as legal, accounting and other professional fees, whether or not it is completed; and

•	we may experience negative reactions from the financial markets if we fail to complete the spinoff.

Any of these factors could have a material adverse effect on our financial condition, results of operations, cash flows and the price of our common shares.

We may be unable to achieve some or all of the benefits that we expect to achieve from the spinoff.

Although we believe that separating our steel business from our bearings and power transmission business by means of the spinoff will provide financial, operational, managerial and other benefits to us and our shareholders, the spinoff may not provide such results on the scope or scale we anticipate, and we may not realize the assumed benefits of the spinoff. In addition, we will incur one-time costs in connection with the spinoff that may exceed our estimates or could negate some of the benefits we expect to realize as a result of the spinoff. If we do not realize the assumed benefits of the spinoff or if our costs exceed our estimates, then we could suffer a material adverse effect on our financial condition.

If the proposed spinoff of our steel business is completed, the trading price of our common shares will decline.

We expect the trading price of our common shares immediately following the spinoff to be significantly lower than immediately prior to the spinoff because the trading price for our common shares will no longer reflect the value of our steel business.

Following the spinoff, the value of your common shares in: (a) the Company and (b) the steel business may collectively trade at an aggregate price less than what the Company's common shares might trade at had the spinoff not occurred.

The common shares of: (a) the Company and (b) the steel business that you may hold following the spinoff may collectively trade at a value less than the price at which the Company’s common shares might have traded at had the spinoff not occurred. These reasons include the future performance of either the Company or the steel business as separate, independent companies, and the future shareholder base and market for the Company’s common shares and the shares of the steel business and the prices at which these shares individually trade.

The spinoff could result in substantial tax liability.

The spinoff is conditioned on our receipt of an opinion of Covington & Burling LLP, special tax counsel to us (or other nationally recognized tax counsel), in form and substance satisfactory to us, that the distribution of shares of our steel business in the spinoff will qualify as tax-free to the steel business, us and our shareholders for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) and related provisions of the U.S. Internal Revenue Code of 1986, as amended (the Code), and that certain internal restructuring transactions in connection with the spinoff similarly will be tax-free to the steel business, us and other members of our consolidated tax reporting group. The opinion will rely on, among other things, various assumptions and representations as to factual matters made by us and the steel business which, if inaccurate or incomplete in any material respect, could jeopardize the conclusions reached by such counsel in its opinion. The opinion will not be binding on the Internal Revenue Service (the IRS), or the courts, and there can be no assurance that the IRS or the courts will not challenge the qualification of the spinoff as a transaction under Sections 355 and 368(a) of the Code or that any such challenge would not prevail.

If, notwithstanding receipt of the opinion of counsel, the spinoff were determined not to qualify under Section 355 of the Code, each U.S. holder of our common shares who receives shares of the steel business in connection with the spinoff would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares of the steel business that are received. That distribution would be taxable to each such shareholder as a dividend to the extent of our current and accumulated earnings and profits. For each such shareholder, any amount that exceeded our earnings and profits would be treated first as a non-taxable return of capital to the extent of such shareholder’s tax basis in his or her common shares of the Company with any remaining amount being taxed as a capital gain. We would be subject to tax as if we had sold common shares in a taxable sale for their fair market value and we would recognize taxable gain in an amount equal to the excess of the fair market value of such common shares over our tax basis in such common shares, which could have a material adverse impact on our financial condition, results of operations and cash flows.

Certain members of our board of directors and management may have actual or potential conflicts of interest because of their ownership of shares of the steel business or their relationships with the steel business following the spinoff.

Certain members of our board of directors and management are expected to own shares of the steel business and/or options to purchase shares of the steel business, which could create, or appear to create, potential conflicts of interest when our directors and executive officers are faced with decisions that could have different implications for us and the steel business. It is possible that some of our directors might also be directors of the steel business following the spinoff. This may create, or appear to create, potential conflicts of interest if these directors are faced with decisions that could have different implications for the steel business then the decisions have for us.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Timken has manufacturing facilities at multiple locations in the United States and in a number of countries outside the United States. The aggregate floor area of these facilities worldwide is approximately 14,383,000 square feet, all of which, except for approximately 1,936,000 square feet, is owned in fee. The facilities not owned in fee are leased. The buildings occupied by Timken are principally made of brick, steel, reinforced concrete and concrete block construction. All buildings are in satisfactory operating condition to conduct business.
Timken’s Mobile Industries and Process Industries segments’ manufacturing facilities in the United States are located in Bucyrus, Canton and Niles, Ohio; Hueytown, Alabama; Sante Fe Springs, California; Broomfield and Denver, Colorado; New Castle, Delaware; Ball Ground, Georgia; Carlyle, Fulton and Mokena, Illinois; South Bend, Indiana; Lenexa, Kansas; Randleman and Iron Station, North Carolina; Gaffney, Union and Honea Path, South Carolina; Pulaski and Knoxville, Tennessee; Ogden, Utah; Altavista, Virginia; Ferndale and Pasco, Washington; Princeton, West Virginia; and Casper, Wyoming. These facilities, including warehouses at plant locations and a technology center in North Canton, Ohio that primarily serves the Mobile Industries and Process Industries business segments, have an aggregate floor area of approximately 5,579,000 square feet.
Timken’s Mobile Industries and Process Industries segments’ manufacturing plants outside the United States are located in Benoni, South Africa; Villa Carcina, Italy; Colmar, France; Cheltenham, Northampton, and Plymouth England; Ploiesti, Romania; Belo Horizonte, Sao Paulo and Sorocaba, Brazil; Durg, Jamshedpur and Chennai, India; Sosnowiec, Poland; Saskatoon, Prince George and St. Thomas, Canada; and Wuxi, Xiangtan and Yantai, China. These facilities, including warehouses at plant locations, have an aggregate floor area of approximately 4,037,000 square feet.
Timken’s Aerospace segment’s manufacturing facilities in the United States are located in Mesa, Arizona; Los Alamitos, California; Manchester, Connecticut; Keene and Lebanon, New Hampshire; New Philadelphia, Ohio; and Rutherfordton, North Carolina. These facilities, including warehouses at plant locations, have an aggregate floor area of approximately 1,017,000 square feet.
Timken’s Aerospace segment’s manufacturing facilities outside the United States are located in Wolverhampton, England; and Chengdu, China. These facilities, including warehouses at plant locations, have an aggregate floor area of approximately 290,000 square feet.
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
The plant utilization for the Mobile Industries segment was between approximately 50% and 60% in 2013. The plant utilization for the Process Industries segment was between approximately 50% and 60% in 2013. The plant utilization for the Aerospace segment was between approximately 50% and 60% in 2013. Finally, the Steel segment plant utilization was between approximately 50% and 60% in 2013. Plant utilization for all of the segments was lower in 2013 than in 2012.

Item 3. Legal Proceedings
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Item 4. Mine Safety Disclosures
Not applicable.

Item 4A. Executive Officers of the Registrant
The executive officers are elected by the Board of Directors normally for a term of one year and until the election of their successors. All executive officers have been employed by Timken or by a subsidiary of the Company during the past five-year period. The executive officers of the Company as of February 28, 2014 (except as otherwise noted below) are as follows:

Name	Age	Current Position and Previous Positions During Last Five Years
Ward J. Timken, Jr.	46	2005 Chairman of the Board
James W. Griffith	60	2002 President and Chief Executive Officer; Director
William R. Burkhart	48	2000 Senior Vice President and General Counsel
Christopher A. Coughlin	53	2012 Group President
		2011 President - Process Industries
		2010 President - Process Industries & Supply Chain
		2009 President - Process Industries
Glenn A. Eisenberg	52	2002 Executive Vice President—Finance and Administration
Philip D. Fracassa	45	2014 Chief Financial Officer (1)
		2012 Senior Vice President - Planning and Development
		2010 Senior Vice President and Controller - BP&T
		2009 Senior Vice President - Tax and Treasury
Richard G. Kyle	48	2013 Chief Operating Officer - B&PT; Director
		2012 Group President
		2011 President - Mobile Industries & Aerospace
		2009 President - Mobile Industries
J. Ted Mihaila	59	2006 Senior Vice President and Controller
Donald L. Walker	57	2004 Senior Vice President - Human Resources and Organizational Advancement

(1)	Effective March 1, 2014

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares are traded on the New York Stock Exchange under the symbol “TKR.” The estimated number of record holders of the Company’s common shares at December 31, 2013 was 4,850. The estimated number of beneficial shareholders at December 31, 2013 was 52,218.
The following table provides information about the high and low sales prices for the Company’s common shares and dividends paid for each quarter for the last two fiscal years.

	2013			2012
	Stock prices		Dividends	Stock prices		Dividends
	High	Low	per share	High	Low	per share
First quarter	$58.50	$47.67	$0.23	$54.87	$38.92	$0.23
Second quarter	$59.44	$50.22	$0.23	$57.94	$41.81	$0.23
Third quarter	$64.35	$55.00	$0.23	$46.49	$32.59	$0.23
Fourth quarter	$61.57	$50.22	$0.23	$48.12	$36.15	$0.23

Issuer Purchases of Common Shares:
The following table provides information about purchases of its common shares by the Company during the quarter ended December 31, 2013.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
10/1/2013 - 10/31/2013	9,323	$52.69	—	5,627,807
11/1/2013 - 11/30/2013	1,191,987	53.12	1,190,000	4,437,807
12/1/2013 - 12/31/2013	358,345	52.15	357,000	4,080,807
Total	1,559,655	$52.90	1,547,000	4,080,807

(1)
Of the shares purchased in October, November and December, 9,323, 1,987 and 1,345, respectively, represent common shares of the Company that were owned and tendered by employees to exercise stock options, and to satisfy withholding obligations in connection with the exercise of stock options and vesting of restricted shares.

(2)
For shares tendered in connection with the vesting of restricted shares, the average price paid per share is an average calculated using the daily high and low of the Company’s common shares as quoted on the New York Stock Exchange at the time of vesting. For shares tendered in connection with the exercise of stock options, the price paid is the real-time trading share price at the time the options are exercised.

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

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (continued)

*Total return assumes reinvestment of dividends. Fiscal years ending December 31.
Assumes $100 invested on January 1, 2009, in Timken common shares, the S&P 500 Index, and the S&P 400 Industrials.

	2009	2010	2011	2012	2013
Timken	$124	$254	$210	$264	$309
S&P 500	126	145	149	172	228
S&P 400 Industrials	132	172	170	207	299

The line graph compares the cumulative total shareholder returns over five years for The Timken Company, the S&P 500 Stock Index and the S&P 400 Industrials Index.

Item 6. Selected Financial Data

Summary of Operations and Other Comparative Data:

(Dollars in millions, except per share and per employee data)	2013	2012	2011	2010	2009
Statements of Income
Net sales	$4,341.2	$4,987.0	$5,170.2	$4,055.5	$3,141.6
Gross profit	1,092.0	1,366.3	1,369.7	1,021.7	582.7
Selling, general and administrative expenses	626.6	643.9	626.2	563.8	472.7
Impairment and restructuring charges	16.4	29.5	14.4	21.7	164.1
Operating income (loss)	436.0	692.9	729.1	436.2	(54.1)
Other income (expense), net	3.6	101.3	(1.1)	3.8	(0.1)
Interest expense, net	22.5	28.2	31.2	34.5	40.0
Income (loss) from continuing operations	263.0	495.9	456.6	269.5	(66.0)
Income (loss) from discontinued operations, net of income taxes	—	—	—	7.4	(72.6)
Net income (loss) attributable to The Timken Company	$262.7	$495.5	$454.3	$274.8	$(134.0)
Balance Sheets
Inventories, net	$809.9	$862.1	$964.4	$828.5	$671.2
Property, plant and equipment, net	1,558.1	1,405.3	1,308.9	1,267.7	1,335.2
Total assets	4,477.9	4,244.2	4,327.4	4,180.4	4,006.9
Total debt:
Short-term debt	18.6	14.3	22.0	22.4	26.3
Current portion of long-term debt	250.7	9.6	14.3	9.6	17.1
Long-term debt	206.6	455.1	478.8	481.7	469.3
Total debt	$475.9	$479.0	$515.1	$513.7	$512.7
Net debt (cash)
Total debt	475.9	479.0	515.1	513.7	512.7
Less: cash and cash equivalents and restricted cash	(399.7)	(601.5)	(468.4)	(877.1)	(755.5)
Net debt (cash): (1)	$76.2	$(122.5)	$46.7	$(363.4)	$(242.8)
Total liabilities	1,829.3	1,997.6	2,284.9	2,238.6	2,411.3
Shareholders’ equity	$2,648.6	$2,246.6	$2,042.5	$1,941.8	$1,595.6
Capital:
Net debt (cash)	76.2	(122.5)	46.7	(363.4)	(242.8)
Shareholders’ equity	2,648.6	2,246.6	2,042.5	1,941.8	1,595.6
Net debt (cash) + shareholders’ equity (capital)	$2,724.8	$2,124.1	$2,089.2	$1,578.4	$1,352.8
Other Comparative Data
Income (loss) from continuing operations / Net sales	6.1%	9.9%	8.8%	6.6%	(2.1)%
Net income (loss) attributable to The Timken Company / Net sales	6.1%	9.9%	8.8%	6.8%	(4.3)%
Return on equity (2)	9.9%	22.1%	22.4%	13.9%	(4.1)%
Net sales per employee (3)	$223.7	$243.5	$253.5	$222.2	$168.8
Capital expenditures	325.8	297.2	205.3	115.8	114.1
Depreciation and amortization	194.6	198.0	192.5	189.7	201.5
Capital expenditures / Net sales	7.5%	6.0%	4.0%	2.9%	3.6%
Dividends per share	$0.92	$0.92	$0.78	$0.53	$0.45
Basic earnings (loss) per share - continuing operations (4)	$2.76	$5.11	$4.65	$2.76	$(0.64)
Diluted earnings (loss) per share - continuing operations (4)	$2.74	$5.07	$4.59	$2.73	$(0.64)
Basic earnings (loss) per share (5)	$2.76	$5.11	$4.65	$2.83	$(1.39)
Diluted earnings (loss) per share (5)	$2.74	$5.07	$4.59	$2.81	$(1.39)
Net debt (cash) to capital (1)	2.8%	(5.8)%	2.2%	(23.0)%	(17.9)%
Number of employees at year-end (6)	19,052	19,769	20,954	19,839	16,667
Number of shareholders (7)	52,218	50,783	44,238	39,118	27,127

(1)	The Company presents net debt (cash) because it believes net debt (cash) is more representative of the Company’s financial position than total debt due to the amount of cash and cash equivalents.

(2)	Return on equity is defined as income from continuing operations divided by ending shareholders’ equity.

(3)	Based on average number of employees employed during the year.

(4)	Based on average number of shares outstanding during the year.

(5)	Based on average number of shares outstanding during the year and includes discontinued operations for all periods presented.

(6)	Adjusted to exclude Needle Roller Bearings operations (which was sold to JTEKT in 2009) for all periods.

(7)	Includes an estimated count of shareholders having common shares held for their accounts by banks, brokers and trustees for benefit plans.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in millions, except per share data)

OVERVIEW

The Timken Company, a global industrial technology leader, applies its deep knowledge of materials, friction management and mechanical power transmission to improve the reliability and efficiency of industrial machinery and equipment all around the world. The Company engineers, manufactures and markets high-performance engineered steel, bearings and related mechanical power transmission components and services. Timken® bearings, alloy steel bars and tubes as well as transmissions, gearboxes, chain and related products and services, support diversified markets worldwide through the OEMs and aftermarket channels. The Company operates under four segments: (1) Mobile Industries; (2) Process Industries; (3) Aerospace; and (4) Steel. The following further describes these business segments:

•
Mobile Industries provides bearings, power transmission components, engineered chain, lubrication devices and systems, augers and related products and services to OEMs and suppliers of agricultural, construction and mining equipment; passenger cars, light trucks, medium- and heavy-duty trucks; rail cars and locomotives. Aftermarket sales are handled through the Company's extensive network of authorized automotive and heavy truck distributors.

•
Process Industries supplies bearings, power transmission components, engineered chains, and related products and services to OEMs and suppliers of power transmission, energy and heavy industrial machinery and equipment. This includes rolling mills, cement and aggregate processing equipment, paper mills, sawmills, printing presses, cranes, hoists, drawbridges, wind energy turbines, gear drives, drilling equipment, coal conveyors, coal crushers, marine equipment and food processing equipment. This segment also supports aftermarket needs through its global network of authorized industrial distributors as well as through its industrial services team, which offers end users a broad portfolio of capabilities that include bearing, gearbox and electric motor repair and services.

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

•
Steel manufactures alloy steel as well as carbon and micro-alloy steel. Included in its portfolio are SBQ bars and seamless mechanical tubing.  In addition, this segment supplies machining and thermal treatment services, as well as manages raw material recycling programs. This segment's metallurgical expertise and unique operational capabilities drive customized, high-value solutions for the mobile, industrial and energy sectors.

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

•
Differentiating its businesses and its products, offering a broad array of mechanical power transmission components, high-performance steel and related solutions and services. In 2013 the Company announced the opening of its new industrial service center in Raipur, India, which will provide gear drive and bearing repair and upgrade services to meet growing customer demand for Timken industrial services outside the United States. Additionally, the Company expanded its product portfolio, launching new Timken® SNT plummer blocks and seals, adding new Timken® encoders and designing two new high-performance Timken® alloy steels to meet specific needs of the oil and gas industry.

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

The following items highlight certain of the Company's more significant strategic accomplishments in 2013:

•
In the fourth quarter of 2013, the Company implemented a strategy to repatriate approximately $365 million of cash, incurring tax expense of approximately $26 million. The Company repatriated $123 million of cash in January 2014, with the remaining portion expected to be repatriated in future periods.

•
On September 5, 2013, the Company announced that its Board of Directors had approved a plan to pursue a separation of its steel business from the rest of the Company through a spinoff, creating a new independent, publicly traded steel company, TimkenSteel Corporation. The transaction is expected to be tax-free to shareholders and should be completed in mid-2014, subject to customary regulatory approvals, the receipt of a legal opinion regarding the tax-free nature of the transaction, the execution of intercompany agreements between the Company and the new steel company, final approval of the Company's Board of Directors and other customary matters. One-time transaction costs in connection with the separation of the two companies are expected to be approximately $105 million.

•
On May 13, 2013, the Company completed the acquisition of Hamilton Gear Ltd., d/b/a Standard Machine (Standard Machine), which provides new gearboxes, gearbox service and repair, open gearing, large gear fabrication, machining and field technical services to end users in Canada and the western United States, for approximately $37.0 million in cash, including cash acquired of approximately $0.1 million that was subject to a post-closing indebtedness adjustment. Based in Saskatoon, Saskatchewan, Canada, Standard Machine employs approximately 125 associates and serves a wide variety of industrial sectors including mining, oil and gas, and pulp and paper. In 2012, Standard Machine reported sales of approximately $31 million. The results for Standard Machine are reported in the Process Industries segment.

•
On April 11, 2013, the Company completed the acquisition of substantially all of the assets of Smith Services, Inc. (Smith Services), an electric motor repair specialist, for approximately $13.2 million. Based in Princeton, West Virginia and employing approximately 140 associates, Smith Services had 2012 sales of approximately $17 million. The results for Smith Services are reported in the Process Industries segment.

•
On March 11, 2013, the Company completed the acquisition of Interlube Systems Ltd. (Interlube), which makes and markets automated lubrication delivery systems and related components to end-market sectors, including commercial vehicles, construction, mining, and heavy and general industries, for approximately $14.5 million, including cash acquired of approximately $0.3 million, that was subject to a post-closing indebtedness adjustment. Based in Plymouth, United Kingdom, Interlube employs about 90 associates and had 2012 sales of approximately $13 million. The results of Interlube are reported in the Mobile Industries segment.

RESULTS OF OPERATIONS
2013 compared to 2012

Overview:

	2013	2012	$ Change	% Change
Net sales	$4,341.2	$4,987.0	$(645.8)	(12.9)%
Income from continuing operations	263.0	495.9	(232.9)	(47.0)%
Income attributable to noncontrolling interest	0.3	0.4	(0.1)	(25.0)%
Net income attributable to The Timken Company	$262.7	$495.5	$(232.8)	(47.0)%
Diluted earnings per share	$2.74	$5.07	$(2.33)	(46.0)%
Average number of shares—diluted	95,823,728	97,602,481	—	(1.8)%

The Company reported net sales for 2013 of approximately $4.3 billion, compared to approximately $5.0 billion in 2012, a 12.9% decrease. The decrease in sales was primarily due to lower volume across all business segments and lower surcharges, partially offset by the impact of acquisitions and favorable pricing. In 2013, net income per diluted share was $2.74, compared to $5.07 in 2012. The Company's net income for 2013, compared to 2012, was lower due to the impact of lower volume, unfavorable sales mix, higher manufacturing costs and separation costs due to the planned spinoff of the steel business, partially offset by lower raw material costs (net of surcharges), lower selling, general and administrative expenses, favorable pricing and lower restructuring charges. In addition, net income for 2013 was lower due to U.S. Continued Dumping and Subsidy Offset Act (CDSOA) receipts, net of expense, of $108.0 million ($68.0 million after tax, or approximately $0.69 per diluted share) received in 2012. The higher manufacturing costs were the result of lower plant utilization. Restructuring charges related to the closure of the manufacturing facility in St. Thomas, Ontario, Canada (St. Thomas) were lower in 2013 compared to 2012.

Outlook:
The Company's outlook reflects its current business structure with all four operating segments in place for the full twelve months of 2014. The Company expects sales to increase approximately 6% in 2014 compared to 2013, primarily driven by higher demand in the industrial, off-highway, energy, defense and rail end-market sectors. The Company's earnings are expected to be higher in 2014 compared to 2013, primarily due to higher demand and the impact from cost-reduction initiatives, with all four segments expected to achieve double-digit operating margins.

From a liquidity standpoint, the Company expects to generate cash from operations of approximately $560 million in 2014, an increase of $128 million or 30% over 2013, as the Company anticipates higher net income and lower pension contributions. Pension contributions are expected to be approximately $20 million in 2014, compared to $120.7 million in 2013. The Company expects to decrease capital expenditures to approximately $310 million in 2014, compared to $325.8 million in 2013.

THE STATEMENTS OF INCOME

Sales by Segment:

	2013	2012	$ Change	% Change
(Excludes intersegment sales)
Mobile Industries	$1,474.3	$1,675.0	$(200.7)	(12.0)%
Process Industries	1,231.7	1,337.6	(105.9)	(7.9)%
Aerospace	329.5	346.9	(17.4)	(5.0)%
Steel	1,305.7	1,627.5	(321.8)	(19.8)%
Total Company	$4,341.2	$4,987.0	$(645.8)	(12.9)%

Net sales for 2013 decreased $645.8 million, or 12.9%, compared to 2012, primarily due to lower volume of approximately $625 million across all segments. In addition, the decrease in sales reflects lower surcharges of approximately $115 million and the impact of foreign currency exchange of approximately $10 million, partially offset by the impact of acquisitions of approximately $85 million and favorable pricing of approximately $20 million.

Gross Profit:

	2013	2012	$ Change	Change
Gross profit	$1,092.0	$1,366.3	$(274.3)	(20.1%)
Gross profit % to net sales	25.2%	27.4%	—	(220	) bps
Rationalization expenses included in cost of products sold	$5.9	$8.3	$(2.4)	(28.9%)

Gross profit decreased in 2013 compared to 2012, primarily due to the impact of lower sales volume of approximately $275 million, unfavorable sales mix of approximately $50 million and higher manufacturing costs of approximately $35 million, partially offset by lower raw material costs (net of surcharges) of approximately $55 million, the impact of acquisitions of approximately $20 million and favorable pricing of approximately $20 million.

Selling, General and Administrative Expenses:

	2013	2012	$ Change	Change
Selling, general and administrative expenses	$626.6	$643.9	$(17.3)	(2.7)%
Selling, general and administrative expenses % to net sales	14.4%	12.9%	—	150	bps

The decrease in selling, general and administrative expenses of $17.3 million in 2013 compared to 2012 was primarily due to lower expenses related to incentive compensation plans of approximately $30 million, partially offset by the full-year impact of acquisitions of approximately $15 million.

Impairment and Restructuring Charges:

	2013	2012	$ Change
Impairment charges	$0.7	$6.6	$(5.9)
Severance and related benefit costs	16.3	18.4	(2.1)
Exit costs	(0.6)	4.5	(5.1)
Total	$16.4	$29.5	$(13.1)

Impairment and restructuring charges decreased $13.1 million in 2013 compared to 2012. Impairment and restructuring charges of $16.4 million in 2013 were primarily due to the recognition of severance and related benefits of approximately $10 million, including $7.1 million of pension settlement costs, related to the closure of the manufacturing facility in St. Thomas. In addition, impairment and restructuring charges for 2013 included severance and related benefit costs of approximately $6 million due to cost-reduction initiatives relating to reductions in headcount in the bearings and power transmission business. Impairment and restructuring charges of $29.5 million in 2012 were primarily due to the recognition of severance and related benefits, including approximately $10.7 million of pension curtailment charges, as well as impairment charges, related to the closure of the manufacturing facility in St. Thomas and the recognition of environmental remediation costs at the former manufacturing facility in Sao Paulo, Brazil (Sao Paulo). Refer to Note 10 - Impairment and Restructuring Charges in the Notes to the Consolidated Financial Statements for additional discussion.

Separation Costs:

	2013	2012	$ Change
Severance and related benefit costs	$5.7	$—	$5.7
Professional fees	7.3	—	7.3
Total	$13.0	$—	$13.0

On September 5, 2013, the Company announced its intent to pursue a separation of the Company's steel business through a tax-free spinoff, creating a new independent publicly traded steel company, TimkenSteel Corporation, that is expected to be completed by mid-year 2014.

In connection with the spinoff, the Company expects to incur one-time separation costs of approximately $105 million, of which approximately $30 million is expected to be capital. Included in these costs is approximately $15 million related to another specific cost-reduction initiative to generate an additional $20 million of annualized savings, which are intended to mitigate the incremental enterprise costs associated with operating two independent companies. As of December 31, 2013, the Company has incurred approximately $13 million of separation costs related to the planned spinoff of the steel business.

Interest (Expense) and Income:

	2013	2012	$ Change	% Change
Interest (expense)	$(24.4)	$(31.1)	$6.7	(21.5)%
Interest income	1.9	2.9	(1.0)	(34.5)%

Interest expense for 2013 decreased compared to 2012 primarily due to lower average debt and higher capitalized interest. Interest income decreased for 2013 compared to 2012 primarily due to lower invested cash balances.

Other (Expense) Income:

	2013	2012	$ Change	% Change
CDSOA (expense) receipts, net	$(2.8)	$108.0	$(110.8)	(102.6)%

Gain on sale of real estate in Brazil	5.4	—	5.4	NM
Other income (expense), net	1.0	(6.7)	7.7	114.9%
Total	$6.4	$(6.7)	$13.1	(195.5)%

The CDSOA provides for distribution of monies collected by U.S. Customs from antidumping cases to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and people. In 2013, the Company reported expenses in connection with CDSOA of $2.8 million. In 2012, the Company reported CDSOA receipts, net of expense, of $108 million. Refer to Note 20 - Continued Dumping and Subsidy Offset Act in the Notes to the Consolidated Financial Statements for additional information.

In November 2013, the Company finalized the sale of its former manufacturing facility in Sao Paulo, resulting in a $5.4 million gain. The Company is recognizing the gain on the sale of this facility on the installment method. The Company expects to recognize an additional gain of approximately $25 million in 2014 related to this transaction.

Income Tax Expense:

	2013	2012	$ Change	Change
Income tax expense	$154.1	$270.1	$(116.0)	(42.9)%
Effective tax rate	36.9%	35.3%	—	160 bps

The effective tax rate on pretax income for 2013 was unfavorable relative to the U.S. federal statutory rate primarily due to U.S. taxation of foreign income including U.S. taxation on cash repatriation, losses at certain foreign subsidiaries where no tax benefit could be recorded, U.S. non-deductible items, including certain separation costs, and U.S. state and local taxes. These factors were partially offset by discrete U.S. tax benefits, including certain settlements related to tax audits, U.S. foreign tax credits, earnings in certain foreign jurisdictions where the effective tax rate is less than 35%, the U.S. manufacturing deduction and the U.S research tax credit.

The effective tax rate for 2012 was unfavorable relative to the U.S. federal statutory rate primarily due to losses at certain foreign subsidiaries where no tax benefit could be recorded, U.S. state and local taxes and U.S. taxation of foreign income. These factors were partially offset by earnings in certain foreign jurisdictions where the effective tax rate is less than 35%, U.S. foreign tax credits, the U.S. manufacturing deduction and certain discrete U.S. tax benefits.
The change in the effective tax rate in 2013 compared to 2012 was primarily due to U.S. taxation of foreign income, including U.S. taxation on cash repatriation, losses at certain foreign subsidiaries where no tax benefit could be recorded and higher U.S. state and local taxes, partially offset by U.S. foreign tax credits, higher U.S. manufacturing deduction and the net effect of other discrete items.

BUSINESS SEGMENTS

The primary measurement used by management to measure the financial performance of each segment is earnings before interest and taxes (EBIT). Refer to Note 15 - Segment Information in the Notes to the Consolidated Financial Statements for the reconciliation of EBIT by segment to consolidated income before income taxes.

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

Mobile Industries Segment:

	2013	2012	$ Change	Change
Net sales, including intersegment sales	$1,475.4	$1,675.5	$(200.1)	(11.9)%
EBIT	$164.7	$208.1	$(43.4)	(20.9)%
EBIT margin	11.2%	12.4%	—	(120) bps

	2013	2012	$ Change	% Change
Net sales, including intersegment sales	$1,475.4	$1,675.5	$(200.1)	(11.9)%
Less: Acquisitions	27.0	—	27.0	NM
Currency	(11.5)	—	(11.5)	NM
Net sales, excluding the impact of acquisitions and currency	$1,459.9	$1,675.5	$(215.6)	(12.9)%

The Mobile Industries segment’s net sales, excluding the impact of acquisitions and currency-rate changes, decreased 12.9% in 2013 compared to 2012, primarily due to lower volume of approximately $220 million, partially offset by favorable pricing of approximately $5 million. The lower volume was driven by a 20% decrease in off-highway, primarily in mining and agriculture sectors. In addition, heavy truck declined 18% and light vehicle declined 14% primarily due to planned program exits. EBIT decreased in 2013 compared to 2012, primarily due to the impact of lower volume of approximately $80 million and higher manufacturing costs of approximately $20 million, partially offset by lower restructuring charges of approximately $15 million, lower material costs of approximately $15 million, lower selling, general and administrative expenses of approximately $15 million, favorable pricing of approximately $5 million and a gain on the sale at the Company's former manufacturing facility in Sao Paulo of approximately $5 million. Restructuring charges related to the closure of the manufacturing facility in St. Thomas were lower in 2013 compared to 2012.

Sales for the Mobile Industries segment are expected to decrease by 3% to 8% in 2014 compared to 2013. The expected decrease is primarily due to a decrease in lower light-vehicle volume of approximately 30%, driven by planned program exits, partially offset by an increase in off-highway volume of approximately 5% and an increase in rail volume of approximately 5%. EBIT for the Mobile Industries segment is expected to remain approximately the same in 2014 compared to 2013 as a result of the recognition of an additional gain related to the Company's former manufacturing facility in Sao Paulo offset by the impact of lower volume.

Process Industries Segment:

	2013	2012	$ Change	Change
Net sales, including intersegment sales	$1,235.6	$1,343.3	$(107.7)	(8.0)%
EBIT	$201.9	$274.9	$(73.0)	(26.6)%
EBIT margin	16.3%	20.5%	—	(420	) bps

	2013	2012	$ Change	% Change
Net sales, including intersegment sales	$1,235.6	$1,343.3	$(107.7)	(8.0)%
Less: Acquisitions	59.0	—	59.0	NM
Currency	0.7	—	0.7	NM
Net sales, excluding the impact of acquisitions and currency	$1,175.9	$1,343.3	$(167.4)	(12.5)%

The Process Industries segment’s net sales, excluding the impact of acquisitions and currency-rate changes, decreased 12.5% for 2013 compared to 2012, primarily due to decreases in volume of approximately $185 million, partially offset by favorable pricing of approximately $15 million. EBIT in 2013 decreased compared to 2012 primarily due to the impact of lower volume of approximately $90 million and higher manufacturing costs of approximately $15 million, partially offset by favorable pricing of approximately $15 million and lower selling, general and administrative expenses of approximately $10 million.

Sales for the Process Industries segment are expected to increase 7% to 12% in 2014 compared to 2013 as a result of increased demand across most industrial end-market sectors. EBIT for the Process Industries segment is expected to increase in 2014 compared to 2013 due to increased volume.

Aerospace Segment:

	2013	2012	$ Change	Change
Net sales, including intersegment sales	$329.5	$346.9	$(17.4)	(5.0)%
EBIT	$26.6	$36.3	$(9.7)	(26.7)%
EBIT margin	8.1%	10.5%	—	(240	) bps
	2013	2012	$ Change	% Change
Net sales, including intersegment sales	$329.5	$346.9	$(17.4)	(5.0)%
Less: Currency	0.5	—	0.5	NM
Net sales, excluding the impact of currency	$329.0	$346.9	$(17.9)	(5.2)%

The Aerospace segment’s net sales, excluding the impact of currency-rate changes, decreased 5.2% for 2013 compared to 2012. The decrease was due to lower volume of approximately $20 million, partially offset by favorable pricing of approximately $2 million. The decrease in volume was driven by a decrease in the critical motion market sector of approximately 15% and the defense market sector of approximately 4%. EBIT decreased in 2013 compared to 2012, primarily due to higher manufacturing costs of approximately $15 million and the impact of lower volume of approximately $7 million, partially offset by lower selling, general and administrative expenses of approximately $5 million and favorable pricing of approximately $2 million.

Sales for the Aerospace segment are expected to increase by approximately 5% to 10% in 2014 compared to 2013, due to increased demand in both the defense and critical motion market sectors. EBIT for the Aerospace segment is expected to increase in 2014 compared to 2013 as a result of higher volume and lower manufacturing expenses.

Steel Segment:

	2013	2012	$ Change	Change
Net sales, including intersegment sales	$1,380.8	$1,728.7	$(347.9)	(20.1)%
EBIT	$140.2	$251.8	$(111.6)	(44.3)%
EBIT margin	10.2%	14.6%	—	(440	) bps
	2013	2012	$ Change	% Change
Net sales, including intersegment sales	$1,380.8	$1,728.7	$(347.9)	(20.1)%
Less: Currency	1.1	—	1.1	NM
Net sales, excluding the impact of currency	$1,379.7	$1,728.7	$(349.0)	(20.2)%

The Steel segment’s net sales for 2013, excluding the impact of currency-rate changes, decreased 20.2% compared to 2012. The decrease was primarily due to lower volume of approximately $230 million and lower surcharges of approximately $115 million. The lower volume was led by decreases in industrial demand of approximately 35% and oil and gas demand of approximately 30%, partially offset by an increase in mobile demand of approximately 10%.

Surcharges decreased to $300 million in 2013 from approximately $415 million in 2012. Approximately 60% of the decrease in surcharges was a result of lower volume. The remaining portion was a result of lower market prices for certain input raw materials, especially scrap steel, nickel and molybdenum. Surcharges are a pricing mechanism that the Company uses to recover scrap steel, energy and certain alloy costs, which are derived from published monthly indices.

Amounts are shown in whole values	2013	2012	Change	% Change
Scrap index per ton	$405	$429	$(24)	(5.6)%
Shipments (in tons)	919,000	1,070,000	(151,000)	(14.1)%
Average selling price per ton, including surcharges	$1,503	$1,615	$(112)	(6.9)%

The decrease in the average selling price was primarily the result of lower volume and surcharges.

The Steel segment’s EBIT decreased $111.6 million in 2013 compared to 2012, primarily due to lower surcharges of approximately $115 million, the impact of lower volume of approximately $95 million, unfavorable mix of approximately $50 million and higher LIFO expense of approximately $17 million, partially offset by lower raw material costs of approximately $150 million and lower logistics and manufacturing costs of approximately $15 million. In 2013, the Steel segment recognized an increase in its LIFO reserve of LIFO expense of $1.1 million, compared to a decrease in its LIFO reserve of $15.6 million in 2012. The change in LIFO was due to lower inventory levels and the mix of inventory. Raw material costs consumed in the manufacturing process, including scrap steel, alloys and energy, decreased 14% in 2013 compared to the prior year to an average cost of $463 per ton.

Sales for the Steel segment are expected to increase 12% to 17% in 2014 compared to 2013, primarily due to higher volume and higher surcharges. The Company expects higher volume to be driven by increases in oil and gas and industrial demand of over 20% each, with mobile demand remaining relatively flat. EBIT for the Steel segment is expected to increase in 2014 compared to 2013 driven by higher volume, higher surcharges and lower manufacturing costs, partially offset by higher raw material costs and higher LIFO expense. Scrap, alloy and energy costs are expected to increase in the near term from current levels.

Corporate:

	2013	2012	$ Change	Change
Corporate expenses	$79.7	$84.4	$(4.7)	(5.6) %
Corporate expenses % to net sales	1.8%	1.7%	—	10	bps

Corporate expenses decreased in 2013 compared to 2012 primarily due to lower expense related to incentive compensation plans.

RESULTS OF OPERATIONS:
2012 compared to 2011

Overview:

	2012	2011	$ Change	% Change
Net sales	$4,987.0	$5,170.2	$(183.2)	(3.5)%
Income from continuing operations	495.9	456.6	39.3	8.6%
Income attributable to noncontrolling interest	0.4	2.3	(1.9)	(82.6)%
Net income attributable to The Timken Company	$495.5	$454.3	$41.2	9.1%
Diluted earnings per share	$5.07	$4.59	$0.48	10.5%
Average number of shares - diluted	97,602,481	98,655,513	—	(1.1)%

The Company reported net sales for 2012 of approximately $5.0 billion, compared to approximately $5.2 billion in 2011, a 3.5% decrease. The sales decrease reflects lower volume across all business segments except for the Aerospace segment, lower surcharges and the effect of currency rate changes, partially offset by favorable pricing and the impact of acquisitions. In 2012, net income per diluted share was $5.07, compared to $4.59 in 2011. The Company's earnings for 2012 reflected CDSOA receipts, net of expense, of $108.0 million ($68.0 million after tax, or approximately $0.69 per diluted share), as well as favorable pricing, lower material costs and the impact of prior-year acquisitions, partially offset by lower material surcharges, the impact of lower volume, higher manufacturing costs and restructuring charges related to the announced closure of the manufacturing facility in St. Thomas. The higher manufacturing costs were the result of lower plant utilization.

THE STATEMENTS OF INCOME

Sales by Segment:

	2012	2011	$ Change	% Change
(Excludes intersegment sales)
Mobile Industries	$1,675.0	$1,768.9	$(93.9)	(5.3)%
Process Industries	1,337.6	1,240.5	97.1	7.8%
Aerospace	346.9	324.1	22.8	7.0%
Steel	1,627.5	1,836.7	(209.2)	(11.4)%
Total Company	$4,987.0	$5,170.2	$(183.2)	(3.5)%

Net sales for 2012 decreased $183.2 million, or 3.5%, compared to 2011, primarily due to lower volume of approximately $300 million principally driven by the Steel segment and the Mobile Industries’ heavy truck and light vehicle market sectors. In addition, the decrease in sales reflects lower surcharges of approximately $155 million and the effect of currency rate changes of approximately $75 million, partially offset by favorable pricing of $190 million and the impact of prior-year acquisitions of $160 million.

Gross Profit:

	2012	2011	$ Change	Change
Gross profit	$1,366.3	$1,369.7	$(3.4)	(0.2) %
Gross profit % to net sales	27.4%	26.5%	—	90	bps
Rationalization expenses included in cost of products sold	$8.3	$6.7	$1.6	23.9%

Gross profit decreased in 2012 compared to 2011, primarily due to lower surcharges of approximately $160 million, the impact of lower sales volume of approximately $150 million and higher manufacturing costs of approximately $75 million, mostly offset by favorable pricing of approximately $190 million, lower raw material and logistics costs of approximately $155 million and the impact from prior-year acquisitions of approximately $40 million.

Selling, General and Administrative Expenses:

	2012	2011	$ Change	Change
Selling, general and administrative expenses	$643.9	$626.2	$17.7	2.8%
Selling, general and administrative expenses % to net sales	12.9%	12.1%	—	80	bps

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

Impairment and restructuring charges increased $15.1 million in 2012 compared to 2011. Impairment and restructuring charges of $29.5 million in 2012 were primarily due to the recognition of severance and related benefits, including $10.7 million of pension curtailment charges, as well as impairment charges related to the announced closure of the manufacturing facility in St. Thomas and the recognition of environmental remediation costs at the former manufacturing facility in Sao Paulo. Impairment and restructuring charges of $14.4 million in 2011 were primarily related to environmental remediation costs and workers compensation claims by former associates at the former manufacturing facility in Sao Paulo. Refer to Note 10 – Impairment and Restructuring Charges in the Notes to the Consolidated Financial Statements for additional information.

Interest (Expense) and Income:

	2012	2011	$ Change	% Change
Interest (expense)	$(31.1)	$(36.8)	$5.7	(15.5)%
Interest income	$2.9	$5.6	$(2.7)	(48.2)%

Interest expense for 2012 decreased compared to 2011 primarily due to lower average debt and higher capitalized interest. Interest income decreased for 2012 compared to 2011 primarily due to lower invested cash balances.

Other (Expense) Income:

	2012	2011	$ Change	% Change
CDSOA receipts (expense), net	$108.0	$(1.1)	$109.1	NM
Other (expense), net	(6.7)	—	(6.7)	NM

The Company reported CDSOA receipts, net of expense, of $108.0 million in 2012. In 2012, the Company reported expenses in excess of CDSOA receipts of $1.1 million. Refer to Note 20 - Continued Dumping and Subsidy Offset Act (CDSOA) in the Notes to the Consolidated Financial Statements for additional information.

Other (expense), net increased in 2012 compared to 2011 primarily due to higher foreign currency exchange losses and higher losses from the disposal of fixed assets. Other (expense), net for 2012 also includes the loss on the divestiture of its interest in Advanced Green Components (AGC) of $2.0 million.

Income Tax Expense:

	2012	2011	$ Change	Change
Income tax expense	$270.1	$240.2	$29.9	12.4%
Effective tax rate	35.3%	34.5%	—	80	bps

The effective tax rate on pretax income for 2012 was unfavorable relative to the U.S. federal statutory rate primarily due to losses at certain foreign subsidiaries where no tax benefit could be recorded, including restructuring charges related to the closure of the Company's manufacturing facility in St. Thomas, U.S. state and local taxes and U.S. taxation of foreign income. These factors were partially offset by earnings in certain foreign jurisdictions where the effective tax rate is less than 35%, U.S. foreign tax credits, the U.S. manufacturing deduction and certain discrete U.S. tax benefits.

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

BUSINESS SEGMENTS

The primary measurement used by management to measure the financial performance of each segment is EBIT. Refer to Note 15 - Segment Information in the Notes to the Consolidated Financial Statements for the reconciliation of EBIT by segment to consolidated income before income taxes.

The presentation of segment results below includes a reconciliation of the changes in net sales for each segment reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions made in 2011 and currency exchange rates. The effects of acquisitions and currency exchange rates on net sales are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period. During the third quarter of 2011, the Company completed the acquisition of substantially all of the assets of Philadelphia Gear, which is reported in the Process Industries segment. During the fourth quarter of 2011, the Company completed the acquisition of Drives. Results for Drives are reported in the Mobile and Process Industries segments based on customer application. The acquisition of the assets of Wazee, which was completed on December 31, 2012, had no impact on the 2012 operating results.

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

The Mobile Industries segment’s net sales, excluding the impact of acquisitions and currency-rate changes, decreased 6.0% in 2012 compared to 2011, primarily due to lower volume of approximately $120 million, partially offset by favorable pricing of $15 million and higher surcharges of $5 million. The lower volume was led by a decrease in light-vehicle volume of approximately 20%, driven by exited business, and a decrease in heavy truck volume of approximately 20%, partially offset by an increase in rail volume of approximately 20%. EBIT decreased in 2012 compared to 2011, primarily due to the impact of lower volume of approximately $45 million, restructuring costs of approximately $30 million due to the closure of the St. Thomas plant and higher manufacturing and material costs of approximately $25 million, partially offset by favorable pricing of approximately $15 million, lower logistics costs of approximately $15 million and higher surcharges of approximately $5 million.

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

Aerospace Segment:

	2012	2011	$ Change	Change
Net sales, including intersegment sales	$346.9	$324.1	$22.8	7.0%
EBIT	$36.3	$5.1	$31.2	NM
EBIT margin	10.5%	1.6%	—	890	bps

	2012	2011	$ Change	% Change
Net sales, including intersegment sales	$346.9	$324.1	$22.8	7.0%
Less: Currency	(1.1)	—	(1.1)	NM
Net sales, excluding the impact of currency	$348.0	$324.1	$23.9	7.4%

The Aerospace segment’s net sales, excluding the effect of currency-rate changes, increased 7.4% for 2012 compared to 2011. The increase was due to higher volume of approximately $20 million and favorable pricing of approximately $5 million. The increase in volume was driven by increased demand in the critical motion market sector of approximately 15% and the defense market sector of approximately 10%. EBIT increased in 2012 compared to 2011, primarily due to the impact of higher volume of approximately $10 million, favorable pricing of approximately $5 million, lower manufacturing costs of approximately $5 million and lower selling, general and administrative expenses of approximately $5 million. The lower manufacturing costs were due to lower product warranty charges of approximately $4 million in 2012 compared to 2011, and an inventory write-down of approximately $3 million recognized in 2011.

Steel Segment:

	2012	2011	$ Change	Change
Net sales, including intersegment sales	$1,728.7	$1,956.5	$(227.8)	(11.6) %
EBIT	$251.8	$267.4	$(15.6)	(5.8) %
EBIT margin	14.6%	13.7%	—	90	bps

	2012	2011	$ Change	% Change
Net sales, including intersegment sales	$1,728.7	$1,956.5	$(227.8)	(11.6) %
Currency	(1.0)	—	(1.0)	NM
Net sales, excluding the impact of currency	$1,729.7	$1,956.5	$(226.8)	(11.6) %

The Steel segment’s net sales for 2012, excluding the impact of acquisitions and currency-rate changes, decreased 11.6% compared to 2011. The decrease was primarily due to lower volume of approximately $220 million and lower surcharges of approximately $165 million, partially offset by higher pricing and favorable sales mix of approximately $155 million. The lower volume was led by a decrease in industrial demand of approximately 25%, a decrease in oil and gas demand of approximately 15% and a decrease in mobile demand of approximately 5%.

Surcharges decreased to approximately $415 million in 2012 from approximately $580 million in 2011. Approximately 60% of the decrease in surcharges was a result of lower volumes. The remaining portion was a result of lower market prices for certain input raw materials, especially scrap steel, nickel and molybdenum.

Amounts are shown in whole values	2012	2011	Change	% Change
Scrap index per ton	$429	$485	$(56)	(11.5)%
Shipments (in tons)	1,070,000	1,286,000	(216,000)	(16.8)%
Average selling price per ton, including surcharges	$1,615	$1,522	$93	6.1%

The increase in the average selling price was primarily the result of higher pricing, partially offset by lower surcharges.

The Steel segment’s EBIT decreased $15.6 million in 2012 compared to 2011, primarily due to lower surcharges of approximately $165 million, the impact of lower volume of approximately $100 million and higher manufacturing costs of approximately $55 million, partially offset by favorable pricing of approximately $140 million, lower raw material costs of approximately $140 million and lower LIFO expense of approximately $30 million. In 2012, the Steel segment recognized LIFO income of $15.6 million, compared to LIFO expense of $15.2 million in 2011. The change in LIFO was due to lower inventory levels and the mix of inventory. Raw material costs consumed in the manufacturing process, including scrap steel, alloys and energy, decreased 8% in 2012 compared to the prior year to an average cost of $510 per ton.

Corporate:

	2012	2011	$ Change	Change
Corporate expenses	$84.4	$80.8	$3.6	4.5%
Corporate expenses % to net sales	1.7%	1.6%	—	10	bps

Corporate expenses increased in 2012 compared to 2011, primarily due to higher salaries and related benefits of $5 million and higher professional fees of $4 million, partially offset by lower expense related to incentive compensation plans of $4 million.

THE BALANCE SHEETS

The following discussion is a comparison of the Consolidated Balance Sheets at December 31, 2013 and December 31, 2012.

Current Assets:

	December 31,
	2013	2012	$ Change	% Change
Cash and cash equivalents	$384.6	$586.4	(201.8)	(34.4)%
Restricted cash	15.1	15.1	—	NM
Accounts receivable, net	566.7	546.7	20.0	3.7%
Inventories, net	809.9	862.1	(52.2)	(6.1)%
Deferred income taxes	69.8	86.5	(16.7)	(19.3)%
Deferred charges and prepaid expenses	27.6	12.6	15.0	119.0%
Other current assets	63.8	52.6	11.2	21.3%
Total current assets	$1,937.5	$2,162.0	$(224.5)	(10.4)%

Refer to the Consolidated Statements of Cash Flows for a discussion of the increase in cash and cash equivalents. Accounts receivable, net increased as a result of higher sales in December 2013 compared to December 2012, and a lower allowance for doubtful accounts of $1.9 million. Inventories decreased across all businesses to match current demand, partially offset by the impact of current year acquisitions. Deferred income taxes decreased while deferred charges and prepaid expenses increased due to a reclassification of income taxes related to intercompany transactions. Other current assets increased primarily due to the recognition of receivables related to the sale of real estate in Sao Paulo of approximately $14 million.

Property, Plant and Equipment, Net:

	December 31,
	2013	2012	$ Change	% Change
Property, plant and equipment	$4,078.1	$3,792.1	$286.0	7.5%
Less: allowances for depreciation	(2,520.0)	(2,386.8)	(133.2)	(5.6)%
Property, plant and equipment, net	$1,558.1	$1,405.3	$152.8	10.9%

The increase in property, plant and equipment, net in 2013 was primarily due to capital expenditures in 2013 exceeding depreciation expense. See "Other Disclosures - Capital Expenditures" for more information.

Other Assets:

	December 31,
	2013	2012	$ Change	% Change
Goodwill	$358.7	$338.9	$19.8	5.8%
Non-current pension assets	342.6	0.2	342.4	NM
Other intangible assets	219.1	224.7	(5.6)	(2.5)%
Deferred income taxes	10.1	74.1	(64.0)	(86.4)%
Other non-current assets	51.8	39.0	12.8	32.8%
Total other assets	$982.3	$676.9	$305.4	45.1%

The increase in goodwill was primarily due to acquisitions completed in 2013. The increase in non-current pension assets was primarily due to an increase in the discount rate used to measure the projected benefit obligation from 4% to 5%, as well as pension asset returns in excess of expectations, both of which primarily related to U.S. pension plans. The decrease in other intangible assets was primarily due to current-year amortization expense exceeding intangibles acquired in 2013. The decrease in deferred income taxes was primarily due to the recognition of certain tax deductible items, primarily related to accelerated tax depreciation, which are recognized in different periods for tax and financial reporting purposes, as well as the reduction of pension and postretirement liabilities. The increase in other non-current assets was primarily due to receivables of approximately $11 million extending beyond one year related to the sale of real estate in Sao Paulo.

Current Liabilities:

	December 31,
	2013	2012	$ Change	% Change
Short-term debt	$18.6	$14.3	$4.3	30.1%
Accounts payable	222.5	216.2	6.3	2.9%
Salaries, wages and benefits	183.1	213.9	(30.8)	(14.4)%
Income taxes payable	107.1	33.5	73.6	219.7%
Deferred income taxes	7.6	2.8	4.8	171.4%
Other current liabilities	190.5	177.5	13.0	7.3%
Current portion of long-term debt	250.7	9.6	241.1	2,511.5%
Total current liabilities	$980.1	$667.8	$312.3	46.8%

The increase in short-term debt during 2013 was primarily to provide liquidity for non-U.S. inter-company dividends. Salaries, wages and benefits decreased primarily due to the reduction in accruals for incentive based compensation plans. The increase in income taxes payable was primarily due to the provision for current-year income taxes and a reclassification of uncertain tax positions from other non-current liabilities to income taxes payable. These increases were partially offset by current-year tax payments. The increase in other current liabilities was primarily due to the recognition of a deferred gain of approximately $23 million related to the sale of real estate in Sao Paulo, partially offset by lower restructuring accruals. The increase in the current portion of long-term debt was primarily due to the reclassification of the Company’s $250 million fixed-rate senior unsecured notes, which mature in September 2014, from non-current liabilities to current liabilities.

Non-Current Liabilities:

	December 31,
	2013	2012	$ Change	% Change
Long-term debt	$206.6	$455.1	$(248.5)	(54.6)%
Accrued pension cost	179.0	391.4	(212.4)	(54.3)%
Accrued postretirement benefits cost	233.9	371.8	(137.9)	(37.1)%
Deferred income taxes	166.9	4.5	162.4	NM
Other non-current liabilities	62.8	107.0	(44.2)	(41.3)%
Total non-current liabilities	$849.2	$1,329.8	$(480.6)	(36.1)%

The decrease in long-term debt was primarily due to the reclassification of the Company’s $250 million fixed-rate senior unsecured notes, which mature in September 2014, to current liabilities. The decrease in accrued pension cost was primarily due to an increase in the discount rate used to measure the projected benefit obligation, as well as favorable returns on pension assets and $121 million in contributions, which changed the U.S. pension plans from underfunded to overfunded requiring a reclassification to non-current pension assets for 2013. The decrease in accrued postretirement benefits cost was primarily due to an increase in the discount rate used to measure the accumulated benefit obligation. The increase in deferred income taxes related primarily to the reduction of pension and postretirement liabilities. The decrease in other non-current liabilities was primarily due to a reclassification of uncertain tax positions to current income taxes payable.

Shareholders’ Equity:

	December 31,
	2013	2012	$ Change	% Change
Common stock	$949.5	$944.5	$5.0	0.5%
Earnings invested in the business	2,586.4	2,411.2	175.2	7.3%
Accumulated other comprehensive loss	(626.1)	(1,013.2)	387.1	(38.2)%
Treasury shares	(273.2)	(110.3)	(162.9)	(147.7)%
Noncontrolling interest	12.0	14.4	(2.4)	(16.7)%
Total equity	$2,648.6	$2,246.6	$402.0	17.9%

Earnings invested in the business increased in 2013 by net income attributable to the Company of $262.7 million, partially offset by dividends of $87.5 million. The decrease in the accumulated other comprehensive loss was primarily due to a $398.3 million after tax pension and postretirement liability adjustment, partially offset by $11.5 million from foreign currency translation. The pension and postretirement liability adjustment was primarily due to an increase in the discount rate used to measure pension and postretirement plan obligations, as well as higher than expected returns on plan assets and the realization of actuarial losses in 2013. The foreign currency translation adjustment was due to the U.S. dollar strengthening relative to other currencies, such as the Australian dollar, the Indian rupee, the South African rand, the Canadian dollar and the Brazilian real. The increase in treasury shares was primarily due to the Company's purchase of 3.4 million of its common shares for an aggregate of $189.2 million, partially offset by shares issued pursuant to stock compensation plans.

CASH FLOWS

	2013	2012	$ Change
Net cash provided by operating activities	$430.0	$624.1	$(194.1)
Net cash used by investing activities	(376.0)	(297.7)	(78.3)
Net cash used by financing activities	(249.3)	(208.6)	(40.7)
Effect of exchange rate changes on cash	(6.5)	3.8	(10.3)
(Decrease) increase in cash and cash equivalents	$(201.8)	$121.6	$(323.4)

Operating activities provided net cash of $430.0 million in 2013, compared to $624.1 million in 2012. The change in cash from operating activities was primarily due to a decrease in net income, as well as the impact of incomes taxes and lower cash provided by working capital items. These decreases in cash were partially offset by lower pension contributions and other postretirement benefit payments. Net income attributable to The Timken Company decreased by $232.8 million in 2013 compared to 2012. Income taxes, including deferred income taxes, provided cash of $34.8 million in 2013, compared to $144.8 million in 2012. Pension and other postretirement benefit contributions and payments were $158.0 million in 2013, compared to $412.7 million in 2012.

The following chart displays the impact of working capital items on cash during 2013 and 2012:

	2013	2012
Cash Provided (Used):
Accounts receivable	$(13.4)	$103.0
Inventories	62.5	102.5
Trade accounts payable	3.5	(73.2)
Other accrued expenses	(38.5)	(54.0)

Investing activities used cash of $376.0 million in 2013 compared to $297.7 million in 2012. The increase was primarily due to a $43.5 million increase in cash used for acquisitions and a $28.6 million increase in cash used for capital expenditures, as well as an $8.8 million reduction in cash provided by investments in short-term marketable securities. Short-term marketable securities provided cash of $5.5 million in 2013 after providing cash of $14.3 million in 2012.

Net cash used by financing activities was $249.3 million and $208.6 million in 2013 and 2012, respectively. The increase in cash used for financing activities was primarily due to increased purchases of common shares in 2013. The Company purchased 3.4 million of its common shares for an aggregate of $189.2 million in 2013 after purchasing 2.5 million of its common shares for an aggregate of $112.3 million in 2012. The increase was partially offset by a decrease of approximately $30 million on payments on long-term debt.

LIQUIDITY AND CAPITAL RESOURCES

Total debt was $475.9 million and $479.0 million at December 31, 2013 and December 31, 2012, respectively. Debt exceeded cash and cash equivalents by $76.2 million at December 31, 2013. At December 31, 2012, cash and cash equivalents exceeded debt by $122.5 million. The ratio of net debt (cash) to capital was 2.8% at December 31, 2013. The ratio of net debt (cash) to capital was (5.8)% at December 31, 2012.

Reconciliation of total debt to net (cash) debt and the ratio of net (cash) debt to capital:

Net Debt:

	December 31,
	2013	2012
Short-term debt	$18.6	$14.3
Current portion of long-term debt	250.7	9.6
Long-term debt	206.6	455.1
Total debt	$475.9	$479.0
Less: Cash and cash equivalents	384.6	586.4
Restricted cash	15.1	15.1
Net debt (cash)	$76.2	$(122.5)

Ratio of Net Debt to Capital:

	December 31,
	2013	2012
Net debt (cash)	$76.2	$(122.5)
Total equity	2,648.6	2,246.6
Capital (net debt (cash) + total equity)	$2,724.8	$2,124.1
Ratio of net debt (cash) to capital	2.8%	(5.8)%

The Company presents net debt (cash) because it believes net debt (cash) is more representative of the Company’s financial position than total debt due to the amount of cash and cash equivalents.

On November 30, 2012, the Company entered into a three-year Amended and Restated Accounts Receivable Securitization Financing Agreement (Asset Securitization Agreement), which provides for borrowings up to $200 million, subject to certain borrowing base limitations, and is secured by certain domestic trade receivables of the Company. At December 31, 2013, the Company had no outstanding borrowings under the Asset Securitization Agreement; however, certain borrowing base limitations reduced the availability under the Asset Securitization Agreement to $149.3 million.

The Company has a $500 million Senior Credit Facility that matures on May 11, 2016. At December 31, 2013, the Company had no outstanding borrowings under the Senior Credit Facility but had letters of credit outstanding totaling $8.6 million, which reduced the availability under the Senior Credit Facility to $491.4 million. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At December 31, 2013, the Company was in full compliance with the covenants under the Senior Credit Facility. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.25 to 1.0. As of December 31, 2013, the Company’s consolidated leverage ratio was 0.72 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 4.0 to 1.0. As of December 31, 2013, the Company’s consolidated interest coverage ratio was 18.84 to 1.0.

The interest rate under the Senior Credit Facility is based on the Company’s consolidated leverage ratio. In addition, the Company pays a facility fee based on the consolidated leverage ratio multiplied by the aggregate commitments of all of the lenders under the Senior Credit Facility.

Other sources of liquidity include short-term and long-term lines of credit for certain of the Company’s foreign subsidiaries, which provide for borrowings up to $217.0 million in the aggregate. The majority of these lines are uncommitted. At December 31, 2013, the Company had borrowings outstanding of $19.8 million, which reduced the availability under these facilities to $197.2 million.

The Company expects that any cash requirements in excess of cash on hand will be met by the committed funds available under its Asset Securitization Agreement and the Senior Credit Facility. Management believes it has sufficient liquidity to meet its obligations through at least the term of the Senior Credit Facility.

At December 31, 2013, approximately $274.1 million, or 71%, of the Company’s cash and cash equivalents resided in jurisdictions outside the United States. Repatriation of these funds to the United States could be subject to domestic and foreign taxes and an immaterial amount could be subject to governmental restrictions. In the fourth quarter of 2013, the Company implemented a strategy to repatriate approximately $365 million of cash, incurring tax expense of approximately $26 million. The Company repatriated $123 million of cash in January 2014, with the remaining portion expected to be repatriated in future periods. The Company had undistributed earnings related to its international subsidiaries of $577.9 million at December 31, 2013. A deferred tax liability of $8.7 million has been accrued at December 31, 2013 for earnings of $136.1 million (relating to the $365 million cash repatriation strategy) that are available to be repatriated to the U.S.  No provisions for U.S. income taxes have been made with respect to earnings of $441.8 million that are planned to be reinvested indefinitely outside the United States.  The amount of U.S. income taxes that may be applicable to such earnings is $23.3 million if such earnings were repatriated, net of foreign tax credits. Part of the Company’s strategy is to grow in attractive market sectors, many of which are outside the United States. This strategy may include making investments in facilities and equipment and potential new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments when possible.

The Company expects to remain in compliance with its debt covenants. However, the Company may need to limit its borrowings under the Senior Credit Facility or other facilities in order to remain in compliance. As of December 31, 2013, the Company could have borrowed the full amounts available under the Senior Credit Facility and Asset Securitization Agreement, and would have still been in compliance with its debt covenants.

The Company has $250 million of fixed-rate unsecured notes which mature in September 2014. The Company plans to refinance the unsecured notes in advance of their maturities.

The Company expects cash from operations in 2014 to increase to approximately $560 million from $430 million in 2013, as the Company anticipates higher net income and lower pension contributions. The Company expects to make approximately $20 million in pension contributions in 2014, compared to $120.7 million in 2013. The Company also expects to decrease capital expenditures to approximately $310 million in 2014 compared to $325.8 million in 2013.

CONTRACTUAL OBLIGATIONS

The Company’s contractual debt obligations and contractual commitments outstanding as of December 31, 2013 were as follows:

Payments due by Period:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Interest payments	$165.9	$20.2	$24.1	$21.9	$99.7
Long-term debt, including current portion	457.3	250.7	16.4	5.0	185.2
Short-term debt	18.6	18.6	—	—	—
Operating leases	125.7	37.9	52.5	22.7	12.6
Purchase commitments	121.3	93.1	25.8	2.4	—
Retirement benefits	2,689.8	284.3	574.1	546.1	1,285.3
Total	$3,578.6	$704.8	$692.9	$598.1	$1,582.8

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

As of December 31, 2013, the Company had approximately $49.5 million of total gross unrecognized tax benefits. The Company anticipates a decrease in its unrecognized tax positions of $30 million to $35 million during the next 12 months. The anticipated decrease is primarily due to settlements with tax authorities. Future tax positions are not known at this time and therefore not included in the above summary of the Company’s fixed contractual obligations. Refer to Note 16 – Income Taxes in the Notes to the Consolidated Financial Statements for additional information.

During 2013, the Company made cash contributions of approximately $120.7 million to its global defined benefit pension plans, of which $105.0 million was discretionary. The Company currently expects to make contributions to its global defined benefit pension plans totaling approximately $20 million in 2014, none of which is discretionary. The Company may consider making discretionary contributions to either its global defined benefit pension plans or its postretirement benefit plans during 2014. Returns for the Company’s global defined benefit pension plan assets in 2013 were 10.8%, above the expected rate of return of 8.0% due to broad increases in global equity markets. The higher returns positively impacted the funded status of the plans at the end of 2013 and are expected to result in lower pension expense in future years. Refer to Note 13 - Retirement Benefit Plans and Note 14 - Postretirement Benefit Plans in the Notes to the Consolidated Financial Statements for additional information.

During 2013, the Company purchased 3.4 million of its common shares for approximately $189.2 million in the aggregate under the Company's 2012 common share purchase plan. This plan authorizes the Company to buy, in the open market or in privately negotiated transactions, up to 10 million common shares, which are to be held as treasury shares and used for specified purposes. The authorization expires on December 31, 2015.

As disclosed in Note 9 – Contingencies and Note 16 – Income Taxes in the Notes to the Consolidated Financial Statements, the Company has exposure for certain legal and tax matters.

The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.

RECENTLY ADOPTED ACCOUNTING PRONOUNCMENTS

Information required for this Item is incorporated by reference to Note 1 - Significant Accounting Policies in the Notes to the Consolidated Financial Statements.

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

In July 2011, the Company acquired the assets of Philadelphia Gear. Philadelphia Gear recognizes a portion of its revenues on the percentage of completion method. In 2013 and 2012, the Company recognized approximately $45 million and $60 million, respectively, in net sales under the percentage-of-completion method.

Inventory:
Inventories are valued at the lower of cost or market, with approximately 54% valued by the LIFO method and the remaining 46% valued by the first-in, first-out (FIFO) method. The majority of the Company’s domestic inventories are valued by the LIFO method, and all of the Company’s international inventories are valued by the FIFO method. An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. The Company recognized a decrease in its LIFO reserve of $2.3 million during 2013 compared to a decrease in its LIFO reserve of $7.1 million during 2012.

Goodwill:
The Company tests goodwill and indefinite-lived intangible assets for impairment at least annually. The Company performs its annual impairment test as of October first, after the annual forecasting process is completed. Furthermore, goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Each interim period, management of the Company assesses whether or not an indicator of impairment is present that would necessitate that a goodwill impairment analysis be performed in an interim period other than during the fourth quarter.

The goodwill impairment analysis is a two-step process. Step one compares the carrying amount of the reporting unit to its estimated fair value. To the extent that the carrying value of the reporting unit exceeds its estimated fair values, step two is performed, where the reporting unit’s carrying value of goodwill is compared to the implied fair value of goodwill. To the extent that the carrying value of goodwill exceeds the implied fair value of goodwill, impairment exists and must be recognized.

The Company reviews goodwill for impairment at the reporting unit level. Prior to 2012, the Company’s reporting units were the same as its reportable segments: Mobile Industries, Process Industries, Aerospace and Steel. During 2012, management began reviewing goodwill for impairment at a level below the segment level for the Process Industries and Aerospace segments. This change was necessitated by a change in management structure, as well as the level of review of financial information by management within the Aerospace segment, and the acquisition of the assets of Philadelphia Gear. Philadelphia Gear is part of the Process Industries segment and provides aftermarket gear box repair services and gear-drive systems for the industrial, energy and military marine market sectors. In 2013, the acquisitions of Wazee, Smith Services and Standard Machine were grouped with Philadelphia Gear to comprise the Process Services reporting unit. The Company still reviews goodwill for impairment at the segment level for the Mobile Industries and Steel segments.

The Company applies the provisions of Accounting Standards Update (ASU) No. 2011-8, “Intangibles–Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which allows companies to assess qualitative factors to determine if goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test. Based on a review of various qualitative factors, management concluded that the goodwill for the Mobile Industries and Process Industries Segment, excluding the Process Services reporting unit, was not impaired and that the two-step approach was not required to be performed for these reporting units. Based on a review of various qualitative factors, management concluded that the goodwill for the Steel segment, the Process Services reporting unit and the reporting units within the Aerospace segment, would be tested under the two-step approach. The Company prepares its goodwill impairment analysis by comparing the estimated fair value of each reporting unit, using an income approach (a discounted cash flow model), as well as a market approach, with its carrying value.

The income approach requires several assumptions including future sales growth, EBIT (earnings before interest and taxes) margins and capital expenditures. The Company’s reporting units each provide their forecast of results for the next three years. These forecasts are the basis for the information used in the discounted cash flow model. The discounted cash flow model also requires the use of a discount rate and a terminal revenue growth rate (the revenue growth rate for the period beyond the three years forecasted by the reporting units), as well as projections of future operating margins (for the period beyond the forecasted three years). During the fourth quarter of 2013, the Company used a discount rate for its reporting units of 10% to 13% and a terminal revenue growth rate of 2% to 5%.

The market approach requires several assumptions including EBITDA (earnings before interest, taxes, depreciation and amortization) multiples for comparable companies that operate in the same markets as the Company’s reporting units. During the fourth quarter of 2013, the Company used EBITDA multiples of 6.0 to 9.0 for its reporting units.

As of December 31, 2013, the Company had $358.7 million of goodwill on its Consolidated Balance Sheet, of which $162.4 million was attributable to the Aerospace segment and $161.4 million was attributable to the Process Industries segment. See Note 7 - Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements for the carrying amount of goodwill by segment.

The fair value of the Aerospace segment's three reporting units was $203.6 million, $121.2 million and $272.0 million, respectively, compared to their carrying value of $154.4 million, $99.2 million and $187.0 million, respectively. The fair value of the Process Industries reporting unit was $301.2 million compared to its carrying value of $270.6 million. The fair value of the Steel segment exceeded its carrying value by a significant amount. As a result, the Company did not recognize any goodwill impairment charges for the year ended December 31, 2013.

A 210 basis point increase in the discount rate would have resulted in one of the Aerospace segment's reporting units failing step one of the goodwill impairment analysis, which would have required the completion of step two of the goodwill impairment analysis to arrive at a potential goodwill impairment loss. A 100 basis point increase in the discount rate would have resulted in the Process Services reporting unit failing step one of the goodwill impairment analysis. The projected cash flows could have declined by as much as 23.6% for one of the Aerospace segment's reporting units and the fair value would have still exceeded its carrying value. The projected cash flows could have declined by as much as 13% for the Process Services reporting unit and the fair value would have still exceeded its carrying value.

In 2013, the income approach for the Process Services reporting unit and the reporting units within the Aerospace segment was weighted by 70% and the market approach was weighted by 30% in arriving at fair value. The 70/30 weighting was selected to give consideration for the fact that the metrics for the last twelve months for the Process Services reporting unit and the reporting units within the Aerospace segment were not reflective of expected performance and the discounted-cash flow model provided a more normalized view of future operating conditions for the Process Services reporting unit and the reporting units within the Aerospace segment. Had the Company used a 50/50 weighting, the Company would still have passed step one of the goodwill impairment test for the Process Services reporting unit and the reporting units within the Aerospace segment for the year ended December 31, 2013.

Restructuring costs:
The Company’s policy is to recognize restructuring costs in accordance with Accounting Standards Codification (ASC) Topic 420, “Exit or Disposal Cost Obligations,” and ASC Topic 712, “Compensation and Non-retirement Post-Employment Benefits.” Detailed contemporaneous documentation is maintained and updated to ensure that accruals are properly supported. If management determines that there is a change in estimate, the accruals are adjusted to reflect this change.

Income taxes:
The Company, which is subject to income taxes in the United States and numerous non-U.S. jurisdictions, accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The Company records valuation allowances against deferred tax assets by tax jurisdiction when it is more likely than not that such assets will not be realized. In determining the need for a valuation allowance, the historical and projected financial performance of the entity recording the net deferred tax asset is considered along with any other pertinent information. Deferred tax assets relate primarily to pension and postretirement benefit obligations in the United States, which the Company believes are more likely than not to result in future tax benefits.

In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate income tax determination is uncertain. The Company is regularly under audit by tax authorities. Accruals for uncertain tax positions are provided for in accordance with the requirements of ASC Topic 740. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense.
Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, valuation allowances against deferred tax assets, and accruals for uncertain tax positions.

Benefit Plans:
The Company sponsors a number of defined benefit pension plans that cover eligible associates. The Company also sponsors several funded and unfunded postretirement plans that provide health care and life insurance benefits for eligible retirees and their dependents. These plans are accounted for in accordance with ASC Topic 715-30, "Defined Benefit Plans – Pension," and ASC Topic 715-60, "Defined Benefit Plans – Other Postretirement."

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

Defined Benefit Pension Plans:
The Company recognized net periodic benefit cost of $69.7 million in 2013 for defined benefit pension plans, compared to $68.9 million in 2012. The slight increase in expense was primarily due to higher amortization of net actuarial losses, partially offset by lower interest cost and higher expected return from plan assets. Amortization of net actuarial losses was $116.8 million in 2013, compared to $83.3 million in 2012. The higher amortization of net actuarial losses was primarily due to a 100 basis point reduction in the discount rate used to measure the defined benefit pension obligation from 5.00% at December 31, 2011 to 4.0% at December 31, 2012. In addition, the increase in 2013 amortization of actuarial losses was due to the migration of deferred asset losses from 2008 and 2011 into unrecognized losses subject to amortization. Net actuarial losses are amortized over the average remaining service period of participants in the defined benefit pension plans.

Interest cost for 2013 was $134.7 million compared to $151.1 million for 2012. The higher expected return from plan assets for 2013 of $232.0 million, compared to $221.1 million for 2012, was due to a higher fair value from pension assets at December 31, 2012, as a result of favorable asset returns, partially offset by the impact of a 25 basis point reduction in the expected return on pension plan assets.

The Company also incurred pension settlement costs of $7.2 million in 2013 primarily related to the closure of the manufacturing facility in St. Thomas. In 2012, the Company incurred pension curtailment costs of $11.6 million primarily related to the closure of the manufacturing facility in St. Thomas. See Note 10 – Impairment and Restructuring Charges for a discussion of the closure of St. Thomas.

In 2014, the Company expects net periodic benefit cost to decrease to approximately $39 million for defined benefit pension plans. The expected decrease is primarily due to lower amortization of net actuarial losses, partially offset by a lower expected return from plan assets and higher interest cost. Amortization of net actuarial losses is expected to decrease approximately $46 million in 2014 compared to 2013. The majority of the decrease in the expected 2014 amortization of actuarial losses is attributable to a 102 basis point increase in the Company's discount rate used to measure its defined benefit pension obligation from 4.00% at December 31, 2012 to 5.02% at December 31, 2013. The weighted-average amortization period for the Company's global defined pension plans is approximately 11 years.

The lower expected return from plan assets for 2014 is primarily due to the impact of a 75 basis point reduction in the expected return on pension assets for 2014, partially offset by a higher fair value on pension assets at December 31, 2013. The decrease in the expected rate of return is due to the Company's move to a higher level of debt securities offset by a lower level of equity securities to maintain its overfunded status on U.S. pension plans. The higher interest cost is primarily due to a 102 basis point increase in the Company's discount rate used for expense purposes from 4.00% for 2013 to 5.02% for 2014. The Company expects to contribute approximately $20 million to its defined benefit pension plans in 2014 compared to $120.7 million in 2013.

During the period between December 31, 2007 and December 31, 2013, the Company recognized net actuarial losses totaling $893.1 million for defined benefit pension plans. These actuarial losses primarily occurred in 2008, 2011 and 2012, offset by gains in 2009, 2010 and 2013. In 2008, the net actuarial loss of $743.5 million for defined benefit pension plans was primarily due to the global financial crisis, which led to broad declines in pension investment returns (a net asset loss of $564.2 million on actual assets in 2008, or negative 22% on pension plan assets of $2.5 billion, compared to an expected return of $200.9 million, or 8.75%, in 2008). The remaining portion of the net actuarial loss for 2008 was due to other changes in actuarial assumptions.

In 2011, the net actuarial loss of $404.6 million was primarily due to a 75 basis point reduction in the Company's discount rate used to measure its defined benefit pension obligation. The change in the discount rate accounted for $234.1 million of the net actuarial loss. The remaining portion of the net actuarial loss for 2011 was due to lower than expected asset returns of $100.4 million and other changes in actuarial assumptions of $70.1 million. In 2012, the net actuarial loss of $263.1 million was primarily due to a 100 basis point reduction in the Company's discount rate used to measure its defined benefit pension obligation. The change in the discount rate accounted for approximately $370 million of the net actuarial gain. Net actuarial losses as a result of the discount rate were partially offset by higher than expected asset returns of approximately $140 million (a net asset gain of $361.7 million on actual assets in 2012, or positive 13.8% on pension plan assets of $3.1 billion, compared to an expected return of $221.1 million, or 8.25%, in 2012). The remaining portion of the net actuarial loss for 2012 was due to other changes in actuarial assumptions.

In 2013, the net actuarial gain of $376.3 million was primarily due to a 102 basis point increase in the Company's discount rate used to measure its defined benefit pension obligation. The change in the discount rate accounted for approximately $320 million of the net actuarial gain. In addition to the change in the discount rate, higher than expected asset returns of approximately $100 million (a net asset gain of $334.0 million on actual assets in 2013, or positive 10.8% on pension plan assets of $3.3 billion, compared to an expected return of $232.0 million, or 8.0%, in 2013). The remaining portion of the net actuarial gain for 2013 was due to other changes in actuarial assumptions. The impact of these net actuarial losses for defined benefit pension plans, as well as net actuarial losses related to postretirement benefit plans and net prior service costs for defined benefit pension and postretirement plans, has decreased total equity by $190.0 million after tax for the period between December 31, 2007 and December 31, 2013.

The following table below presents a reconciliation of the cumulative net actuarial losses at December 31, 2007 and the cumulative net actuarial losses at December 31, 2013:

Net actuarial losses at December 31, 2007		$500.1

Plus/minus actuarial gains and losses recognized:
Net actuarial losses recognized in 2008	$743.5
Net actuarial gains recognized in 2009	(90.7)
Net actuarial gains recognized in 2010	(51.1)
Net actuarial losses recognized in 2011	404.6
Net actuarial losses recognized in 2012	263.1
Net actuarial gains recognized in 2013	(376.3)
		893.1
Minus amortization of net actuarial losses:
Amortization of net actuarial losses in 2008	$(29.6)
Amortization of net actuarial losses in 2009	(35.8)
Amortization of net actuarial losses in 2010	(51.9)
Amortization of net actuarial losses in 2011	(56.0)
Amortization of net actuarial losses in 2012	(83.3)
Amortization of net actuarial losses in 2013	(116.8)
		(373.4)
Curtailment loss recognized in 2012		(9.5)
Settlement loss recognized in 2013		(7.2)
Foreign Currency Impact		(14.0)
Net actuarial losses at December 31, 2013		$989.1

During this same time period, the Company contributed a total of $1,052.3 million to its global defined benefit pension plans, of which approximately $955.7 million was discretionary. As discussed above, the Company expects to contribute approximately $20 million to its global defined benefit pension plans in 2014. Despite the net actuarial losses recorded for the period between December 31, 2007 and December 31, 2013, only approximately $20 million of contributions are required in 2014. The effect of actuarial losses on future earnings and operating cash flow, as well as the impact from the higher interest rate to measure the Company's pension obligations is expected to be favorable in 2014, compared to 2013.

For expense purposes in 2013, the Company applied a discount rate of 4.00% for the defined benefit pension plans. For expense purposes for 2014, the Company has applied a discount rate of 5.02% for the defined benefit pension plans. For expense purposes in 2013, the Company applied an expected rate of return of 8.00% for the Company's pension plan assets. For expense purposes for 2014, the Company has applied an expected rate of return of 7.25% for the Company's pension plan assets.

The following table presents the sensitivity of the Company's U.S. projected pension benefit obligation (PBO), total equity and 2014 expense to the indicated increase/decrease in key assumptions:

		+ / - Change at December 31, 2014
	Change	PBO	Equity	2014 Expense
Assumption:
Discount rate	+/- 0.25%	$74.3	$74.3	$5.3
Actual return on plan assets	+/- 0.25%	N/A	6.7	0.2
Expected return on assets	+/- 0.25%	N/A	N/A	6.6

In the table above, a 25 basis point decrease in the discount rate will increase the PBO by $74.3 million and decrease total equity by $74.3 million. The change in equity in the table above is reflected on a pre-tax basis. Defined benefit pension plans in the United States represent 84% of the Company's benefit obligation and 87% of the fair value of the Company's plan assets at December 31, 2013. The Company uses a combined U.S. federal and state statutory rate of approximately 37% to calculate the after tax impact on equity for U.S. plans.  The Company uses the local statutory tax rate in effect to calculate the after tax impact on equity for all remaining non-U.S. plans.  For some non-U.S. plans, a valuation allowance has been recorded against the tax benefits recorded in equity and, therefore, no tax benefits are recognized on an after tax basis.

Postretirement Benefit Plans:
The Company recognized net periodic benefit cost of $15.6 million in 2013 for postretirement benefit plans, compared to $22.6 million in 2012. The decrease was primarily due to lower interest cost. Interest cost was $21.7 million in 2013 for postretirement benefit plans, compared to $28.4 million in 2012, primarily due to a 105 basis point reduction in the Company's discount rate for expense purposes from 4.85% for 2012 to 3.80% for 2013.

In 2014, the Company expects net periodic benefit cost to increase slightly to approximately $17 million for postretirement benefit plans. The expected increase is primarily due to higher interest cost of approximately $2 million and higher amortization of prior service costs of $2 million, partially offset by lower amortization of actuarial losses of approximately $2 million. The higher expected interest cost for 2014 is primarily due to a 79 basis point increase in the Company's discount rate for expense purposes from 3.80% for 2013 to 4.59% for 2014. The majority of the decrease in the expected 2014 amortization of actuarial losses is attributable to a 79 basis point increase in the Company's discount rate used to measure its postretirement obligation from 3.80% at December 31, 2012 to 4.59% at December 31, 2013.

For expense purposes in 2013, the Company applied a discount rate of 3.80% for the postretirement welfare plans.  For expense purposes for 2014, the Company has applied a discount rate of 4.59% for the postretirement welfare plans. For expense purposes in 2013 and 2014, the Company applied an expected rate of return of 5.0% to the Voluntary Employee Beneficiary Association (VEBA) trust assets.

The following table presents the sensitivity of the Company's accumulated other postretirement benefit obligation (ABO), total equity and 2014 expense to the indicated increase/decrease in key assumptions:

		+ / - Change at December 31, 2014
	Change	ABO	Equity	2014 Expense
Assumption:
Discount rate	+/- 0.25%	$13.0	$13.0	$0.5
Actual return on plan assets	+/- 0.25%	N/A	0.6	—
Expected return on assets	+/- 0.25%	N/A	N/A	0.6

In the table above, a 25 basis point decrease in the discount rate will increase the ABO by $13.0 million and decrease equity by $13.0 million. The change in total equity in the table above is reflected on a pre-tax basis.

For measurement purposes for postretirement benefits, the Company assumed a weighted-average annual rate of increase in per capita cost (health care cost trend rate) for medical and prescription drug benefits of 7.25% for 2014, declining steadily for the next nine years to 5.0%; and 9.25% for HMO benefits for 2014, declining gradually for the next 17 years to 5.0%.  The assumed health care cost trend rate may have a significant effect on the amounts reported.  A one percentage point increase in the assumed health care cost trend rate would have increased the 2013 total service and interest cost components by $0.5 million and would have increased the postretirement obligation by $10.4 million.  A one percentage point decrease would provide corresponding reductions of $0.4 million and $9.5 million, respectively.

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

OTHER DISCLOSURES:

Capital Expenditures:
The Company has been making strategic investments in business and production processes. The Company is in the midst of several multi-year projects in the Steel segment, including a new vertical continuous caster, an intermediate steel tube finishing line and an in-line forge press to produce new large-diameter sound-center bars. Additionally, the Company is constructing a new building to bring together personnel from the Company's Bearing and Power Transmission headquarters and corporate headquarters with personnel from the Company's technology center in North Canton, Ohio.

The caster, which will provide large bar capabilities unique in the United States, is expected to cost approximately $200 million. As of December 31, 2013, the Company had incurred costs of $140.5 million, including capitalized interest, related to this project. During 2013, the Company incurred approximately $110 million related to this project. The caster is expected to begin production in the second half of 2014. The steel tube finishing line project is expected to cost approximately $50 million. As of December 31, 2013, the Company had incurred $47 million related to this project. The in-line forge press is expected to cost approximately $32 million. As of December 31, 2013, the Company had incurred virtually all of the costs related to this project. These investments reinforce the Company's position of offering the broadest special bar quality steel capabilities in North America.

The construction of the new building began in April 2012 to accommodate a combined team of approximately 1,200 employees, from research and development, engineering, customer service, sales and marketing and corporate functions.  The Company foresees increased collaboration among employees at the new North Canton campus, thereby increasing the speed of innovation and levels of customer service when the project is expected to be mostly completed in early 2014.  The total cost of the project is expected to be approximately $65 million. As of December 31, 2013, the Company had incurred $50 million related to this project.

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

The Company recognized a foreign currency exchange loss of $9.2 million, $6.9 million and $1.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. For the year ended December 31, 2013, the Company recorded a negative non-cash foreign currency translation adjustment of $11.5 million that decreased shareholders’ equity, compared to a positive non-cash foreign currency translation adjustment of $10.5 million that increased shareholders’ equity for the year ended December 31, 2012. The foreign currency translation adjustments for the year ended December 31, 2013 were negatively impacted by the strengthening of the U.S. dollar relative to other currencies such as the such as the Australian dollar, the Indian rupee, the South African rand, the Canadian dollar and the Brazilian real.

Trade Law Enforcement:
The U.S. government has an antidumping duty order in effect covering tapered roller bearings from China.  The Company is a producer of these bearings, as well as ball bearings and other bearing types, in the United States.  In 2012, the U.S. government extended this order for an additional five years.  Antidumping duty orders covering ball bearings from Japan and the United Kingdom were sunset by a court order in July 2011, retroactive to July 2005. That court decision, however, was appealed by the U.S. International Trade Commission and the Company, and was reversed by the federal Court of Appeals in May 2013, reinstating these ball bearing orders retroactive to July 2005.  These ball bearing orders are now under periodic U.S. government review to determine whether either or both antidumping duty orders are still necessary, and these are expected to sunset.

Quarterly Dividend:
On February 14, 2014, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per common share. The quarterly dividend will be paid on March 7, 2014 to shareholders of record as of February 24, 2014. This will be the 367th consecutive dividend paid on the common shares of the Company.

Forward-Looking Statements
Certain statements set forth in this Annual Report on Form 10-K and in the Company’s 2013 Annual Report to Shareholders (including the Company’s forecasts, beliefs and expectations) that are not historical in nature are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management’s Discussion and Analysis on pages 20 through 47 contains numerous forward-looking statements. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “outlook,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. The Company cautions readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of the Company due to a variety of factors, such as:

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

(i)	the taxable nature of the previously announced plan to pursue a spinoff of the Company's steel business and the Company's ability to successfully complete such spinoff; and

(j)	those items identified under Item 1A. Risk Factors on pages 7 through 14.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk:
Changes in short-term interest rates related to several separate funding sources impact the Company’s earnings. These sources are borrowings under the Asset Securitization Agreement, borrowings under the Senior Credit Facility, floating rate tax-exempt U.S. municipal bonds with a weekly reset and short-term bank borrowings by its international subsidiaries. If the market rates for short-term borrowings increased by one-percentage-point around the globe, the impact would be an increase in interest expense of $0.3 million annually, with a corresponding decrease in income from continuing operations before income taxes of the same amount. This amount was determined by considering the impact of hypothetical interest rates on the Company’s borrowing cost, year-end debt balances by category and an estimated impact on the tax-exempt municipal bonds’ interest rates.

Foreign Currency Exchange Rate Risk:
Fluctuations in the value of the U.S. dollar compared to foreign currencies, including the Euro, also impact the Company’s earnings. The greatest risk relates to products shipped between the Company’s European operations and the United States. Foreign currency forward contracts are used to hedge a portion of these intercompany transactions. Additionally, hedges are used to cover third-party purchases of product and equipment. As of December 31, 2013, there were $516.7 million of hedges in place. A uniform 10% weakening of the U.S. dollar against all currencies would have resulted in a charge of $49.0 million related to these hedges, which would have partially offset the otherwise favorable impact of the underlying currency fluctuation. In addition to the direct impact of the hedged amounts, changes in exchange rates also affect the volume of sales or foreign currency sales price as competitors’ products become more or less attractive.

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

Item 8. Financial Statements and Supplementary Data
Consolidated Statements of Income

	Year Ended December 31,
	2013	2012	2011
(Dollars in millions, except per share data)
Net sales	$4,341.2	$4,987.0	$5,170.2
Cost of products sold	3,249.2	3,620.7	3,800.5
Gross Profit	1,092.0	1,366.3	1,369.7
Selling, general and administrative expenses	626.6	643.9	626.2
Impairment and restructuring charges	16.4	29.5	14.4
Separation costs	13.0	—	—
Operating Income	436.0	692.9	729.1
Interest expense	(24.4)	(31.1)	(36.8)
Interest income	1.9	2.9	5.6
Continued Dumping and Subsidy Offset Act (expenses) receipts, net	(2.8)	108.0	(1.1)
Other income (expense), net	6.4	(6.7)	—
Income Before Income Taxes	417.1	766.0	696.8
Provision for income taxes	154.1	270.1	240.2
Net Income	263.0	495.9	456.6
Less: Net income attributable to noncontrolling interest	0.3	0.4	2.3
Net Income Attributable to The Timken Company	$262.7	$495.5	$454.3

Net Income per Common Share Attributable to The Timken Company Common Shareholders
Basic earnings per share	$2.76	$5.11	$4.65

Diluted earnings per share	$2.74	$5.07	$4.59

Dividends per share	$0.92	$0.92	$0.78
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2013	2012	2011
(Dollars in millions)
Net Income	$263.0	$495.9	$456.6
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(19.0)	10.5	(48.5)
Unrealized (loss) gain on marketable securities	—	(0.8)	0.7
Pension and postretirement liability adjustment	398.3	(133.2)	(218.1)
Change in fair value of derivative financial instruments	0.3	(0.4)	1.3
Other comprehensive income, net of tax	379.6	(123.9)	(264.6)
Comprehensive Income, net of tax	642.6	372.0	192.0
Less: comprehensive income attributable to noncontrolling interest	(7.2)	0.2	2.5
Comprehensive Income Attributable to The Timken Company	$649.8	$371.8	$189.5
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	December 31,
	2013	2012
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$384.6	$586.4
Restricted cash	15.1	15.1
Accounts receivable, less allowances (2013 - $10.3 million; 2012 - $12.1 million)	566.7	546.7
Inventories, net	809.9	862.1
Deferred income taxes	69.8	86.5
Deferred charges and prepaid expenses	27.6	12.6
Other current assets	63.8	52.6
Total Current Assets	1,937.5	2,162.0
Property, Plant and Equipment, Net	1,558.1	1,405.3
Other Assets
Goodwill	358.7	338.9
Non-current pension assets	342.6	0.2
Other intangible assets	219.1	224.7
Deferred income taxes	10.1	74.1
Other non-current assets	51.8	39.0
Total Other Assets	982.3	676.9
Total Assets	$4,477.9	$4,244.2
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$18.6	$14.3
Accounts payable, trade	222.5	216.2
Salaries, wages and benefits	183.1	213.9
Income taxes payable	107.1	33.5
Deferred income taxes	7.6	2.8
Other current liabilities	190.5	177.5
Current portion of long-term debt	250.7	9.6
Total Current Liabilities	980.1	667.8
Non-Current Liabilities
Long-term debt	206.6	455.1
Accrued pension cost	179.0	391.4
Accrued postretirement benefits cost	233.9	371.8
Deferred income taxes	166.9	4.5
Other non-current liabilities	62.8	107.0
Total Non-Current Liabilities	849.2	1,329.8
Shareholders’ Equity
Class I and II Serial Preferred Stock without par value:
Authorized - 10,000,000 shares each class, none issued	—	—
Common stock without par value:
Authorized - 200,000,000 shares
Issued (including shares in treasury) (2013 - 98,375,135; 2012 - 98,375,135 shares)
Stated capital	53.1	53.1
Other paid-in capital	896.4	891.4
Earnings invested in the business	2,586.4	2,411.2
Accumulated other comprehensive loss	(626.1)	(1,013.2)
Treasury shares at cost (2013 - 5,252,441; 2012 - 2,476,921 shares)	(273.2)	(110.3)
Total Shareholders’ Equity	2,636.6	2,232.2
Noncontrolling interest	12.0	14.4
Total Equity	2,648.6	2,246.6
Total Liabilities and Equity	$4,477.9	$4,244.2
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013	2012	2011
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income attributable to The Timken Company	$262.7	$495.5	$454.3
Net income attributable to noncontrolling interest	0.3	0.4	2.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	194.6	198.0	192.5
Impairment charges	0.7	6.6	3.3
Loss on sale of assets	1.9	5.8	0.6
Deferred income tax provision	0.5	123.1	124.5
Stock-based compensation expense	18.6	18.0	16.9
Excess tax benefits related to stock-based compensation	(10.9)	(9.9)	(9.5)
Pension and other postretirement expense	85.3	91.5	74.9
Pension and other postretirement benefit contributions and payments	(158.0)	(412.7)	(456.0)
Changes in operating assets and liabilities:
Accounts receivable	(13.4)	103.0	(111.6)
Inventories	62.5	102.5	(125.6)
Accounts payable, trade	3.5	(73.2)	14.9
Other accrued expenses	(38.5)	(54.0)	29.1
Income taxes	34.3	21.7	9.2
Other, net	(14.1)	7.8	(10.4)
Net Cash Provided by Operating Activities	430.0	624.1	209.4
Investing Activities
Capital expenditures	(325.8)	(297.2)	(205.3)
Acquisitions, net of cash acquired of $0.4 million in 2013	(64.2)	(20.7)	(292.1)
Proceeds from disposals of property, plant and equipment	7.3	2.0	5.7
Divestitures, net of cash divested of $0.9 million in 2012	—	1.2	4.8
Investments in short-term marketable securities, net	5.5	14.3	(22.7)
Other	1.2	2.7	1.6
Net Cash Used by Investing Activities	(376.0)	(297.7)	(508.0)
Financing Activities
Cash dividends paid to shareholders	(87.5)	(89.0)	(76.0)
Purchase of treasury shares	(189.2)	(112.3)	(43.8)
Proceeds from exercise of stock options	13.1	13.8	16.6
Excess tax benefits related to stock-based compensation	10.9	9.9	9.5
Proceeds from issuance of long-term debt	1.9	—	9.5
Deferred financing costs	—	—	(3.0)
Payments on long-term debt	(9.9)	(26.9)	(8.9)
Short-term debt activity, net	4.8	(7.7)	1.0
Decrease (increase) in restricted cash	—	3.6	(3.6)
Other	6.6	—	(5.6)
Net Cash Used by Financing Activities	(249.3)	(208.6)	(104.3)
Effect of exchange rate changes on cash	(6.5)	3.8	(9.4)
(Decrease) Increase In Cash and Cash Equivalents	(201.8)	121.6	(412.3)
Cash and cash equivalents at beginning of year	586.4	464.8	877.1
Cash and Cash Equivalents at End of Year	$384.6	$586.4	$464.8
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Earnings Invested in the Business	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non- controlling Interest
(Dollars in millions, except per share data)
Year Ended December 31, 2011
Balance at January 1, 2011	$1,941.8	53.1	881.7	1,626.4	(624.7)	(11.5)	16.8
Net income	456.6			454.3			2.3
Foreign currency translation adjustments	(48.5)				(48.5)
Pension and postretirement liability adjustment (net of income tax of $130.1 million)	(218.1)				(218.2)		0.1
Unrealized loss on marketable securities	0.7				0.6		0.1
Change in fair value of derivative financial instruments, net of reclassifications	1.3				1.3
Change in ownership of noncontrolling interest	(0.5)		(0.5)
Dividends declared to noncontrolling interest	(5.1)						(5.1)
Dividends – $0.78 per share	(76.0)			(76.0)
Excess tax benefit from stock compensation	9.5		9.5
Stock-based compensation expense	16.9		16.9
Stock purchased at cost	(43.8)					(43.8)
Stock option exercise activity	16.6		(17.5)			34.1
Restricted shares (issued) surrendered	(0.3)		(0.9)			0.6
Shares surrendered for taxes	(8.6)					(8.6)
Balance at December 31, 2011	$2,042.5	$53.1	$889.2	$2,004.7	$(889.5)	$(29.2)	$14.2
Year Ended December 31, 2012
Net income	495.9			495.5			0.4
Foreign currency translation adjustments	10.5				10.5
Pension and postretirement liability adjustment (net of income tax of $55.3 million)	(133.2)				(133.2)
Unrealized gain on marketable securities	(0.8)				(0.6)		(0.2)
Change in fair value of derivative financial instruments, net of reclassifications	(0.4)				(0.4)
Dividends – $0.92 per share	(89.0)			(89.0)
Excess tax benefit from stock compensation	9.9		9.9
Stock-based compensation expense	18.0		18.0
Stock purchased at cost	(112.3)					(112.3)
Stock option exercise activity	13.4		(21.9)			35.3
Restricted shares (issued) surrendered	0.2		(3.8)			4.0
Shares surrendered for taxes	(8.1)					(8.1)
Balance at December 31, 2012	$2,246.6	$53.1	$891.4	$2,411.2	$(1,013.2)	$(110.3)	$14.4
Year Ended December 31, 2013
Net income	263.0			262.7			0.3
Foreign currency translation adjustments	(19.0)				(11.5)		(7.5)
Pension and postretirement liability adjustment (net of income tax of $226.5 million)	398.3				398.3
Change in fair value of derivative financial instruments, net of reclassifications	0.3				0.3
Change in ownership of noncontrolling interest	8.9		1.3				7.6
Dividends declared to noncontrolling interest	(2.8)						(2.8)
Dividends – $0.92 per share	(87.5)			(87.5)
Excess tax benefit from stock compensation	10.9		10.9
Stock-based compensation expense	18.6		18.6
Stock purchased at cost	(189.2)					(189.2)
Stock option exercise activity	7.8		(22.0)			29.8
Restricted shares (issued) surrendered	1.0		(3.8)			4.8
Shares surrendered for taxes	(8.3)					(8.3)
Balance at December 31, 2013	$2,648.6	$53.1	$896.4	$2,586.4	$(626.1)	$(273.2)	$12.0
See accompanying Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

Note 1 - Significant Accounting Policies

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

The Company acquired the assets of Philadelphia Gear in July 2011. Philadelphia Gear recognizes a portion of its revenues on the percentage-of-completion method measured on the cost-to-cost basis. In 2013 and 2012, the Company recognized approximately $45 million and $60 million, respectively, in net sales under the percentage-of-completion method.

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

Inventories:
Inventories are valued at the lower of cost or market. The majority of domestic inventories are valued by the LIFO method and the balance of the Company’s inventories is valued by the FIFO method.

Investments:
Short-term investments are investments with maturities between four months and one year and are valued at amortized cost, which approximates fair value. The Company held short-term investments as of December 31, 2013 and 2012 with a fair value and cost basis of $13.9 million and $17.3 million, respectively, which were included in other current assets on the Consolidated Balance Sheets.

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

Note 1 – Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets:
Intangible assets subject to amortization are amortized on a straight-line method over their legal or estimated useful lives, with useful lives ranging from one to 20 years. Goodwill and indefinite-lived intangible assets not subject to amortization are tested for impairment at least annually. The Company performs its annual impairment test as of October first, after the annual forecasting process is completed. Furthermore, goodwill and indefinite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable in accordance with accounting rules related to goodwill and other intangible assets.

Effective October 1, 2011, the Company adopted the provisions of Accounting Standards Update (ASU) 2011-08, “Intangibles–Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which allows companies to assess qualitative factors to determine if goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test. Effective October 1, 2012, the Company adopted the provisions of ASU 2012-02, “Intangibles–Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” which allows companies to assess qualitative factors to determine if indefinite-lived intangibles might be impaired and whether it is necessary to perform the two-step impairment test.

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

Income Taxes:
The Company accounts for income taxes in accordance with Accounting Standards Codification (ASC) 740, “Income Taxes.” Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and tax credit carryforwards. The Company recognizes valuation allowances against deferred tax assets by tax jurisdiction when it is more likely than not that such assets will not be realized. Accruals for uncertain tax positions are provided for in accordance with ASC 740-10. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.

Foreign Currency Translation:
Assets and liabilities of subsidiaries, other than those located in highly inflationary countries, are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected as a separate component of accumulated other comprehensive loss. Gains and losses resulting from foreign currency transactions and the translation of financial statements of subsidiaries in highly inflationary countries are included in the Consolidated Statements of Income. The Company realized foreign currency exchange losses of $9.2 million, $6.9 million and $1.4 million in 2013, 2012 and 2011, respectively.

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

Note 1 – Significant Accounting Policies (continued)

Stock-Based Compensation:
The Company recognizes stock-based compensation expense based on the grant date fair value of the stock-based awards over their required vesting period. Stock options are issued with an exercise price equal to the opening market price of Timken common shares on the date of grant. The fair value of stock options is determined using a Black-Scholes option pricing model, which incorporates assumptions regarding the expected volatility, the expected option life, the risk-free interest rate and the expected dividend yield. The fair value of stock-based awards that will settle in Timken common shares, other than stock options, is based on the opening market price of Timken common shares on the grant date. The fair value of stock-based awards that will settle in cash are remeasured at each reporting period until settlement of the awards.

Earnings Per Share:
Unvested restricted shares provide for the payment of nonforfeitable dividends. The Company considers these awards as participating securities. Earnings per share are computed using the two-class method. Basic earnings per share are computed by dividing net income less undistributed earnings allocated to unvested restricted shares by the weighted-average number of common shares outstanding during the year. Diluted earnings per share are computed by dividing net income less undistributed earnings allocated to unvested restricted shares by the weighted-average number of common shares outstanding, adjusted for the dilutive impact of outstanding stock-based awards.

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

Recent Accounting Pronouncements:
In February 2013, the Financial Accounting Standards Board (FASB) issued ASU No. 2013-02, Comprehensive Income (Topic 220): "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," effective for annual and interim reporting periods beginning after December 15, 2012. The new accounting rules require all U.S. public companies to report the effect of items reclassified out of accumulated other comprehensive income on the respective line items of net income, net of tax, either on the face of the financial statements where net income is presented or in a tabular format in the notes to the financial statements. Effective January 1, 2013, the Company adopted ASU No. 2013-02. The new accounting rules expand the disclosure of other comprehensive income and had no impact on the Company's results of operations and financial condition. See Note 4 - Accumulated Other Comprehensive Income (Loss) for additional information on the new disclosure.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. The new accounting rules are effective for annual and interim reporting periods beginning after December 15, 2013. The Company is currently evaluating the impact of adopting ASU 2013-11, if any, on the Company's results of operations and financial condition.
Use of Estimates:
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are reviewed and updated regularly to reflect recent experience.

Reclassifications:
Certain amounts reported in the 2012 Consolidated Financial Statements have been reclassified to correct an immaterial error. The Company reclassified $15.1 million from other current assets to restricted cash. In addition, the Company reclassified approximately $12 million from current deferred tax assets to non-current deferred tax assets.

Note 2 - Acquisitions and Divestitures

Acquisitions:
On May 13, 2013, the Company completed the acquisition of Standard Machine, which provides new gearboxes, gearbox service and repair, open gearing, large gear fabrication, machining and field technical services to end users in Canada and the western United States, for approximately $37.0 million in cash, including cash acquired of approximately $0.1 million that was subject to a post-closing indebtedness adjustment. Based in Saskatoon, Saskatchewan, Canada, Standard Machine employs 125 people and serves a wide variety of industrial sectors including mining, oil and gas, and pulp and paper. The results of operations of Standard Machine were included in the Company's Consolidated Statements of Income for the period subsequent to the effective date of the acquisition and are reported in the Process Industries segment.

On April 11, 2013, the Company completed the acquisition of substantially all of the assets of Smith Services, an electric motor repair specialist, for approximately $13.2 million. Based in Princeton, West Virginia, Smith Services employs approximately 140 people. The results of operations of Smith Services were included in the Company's Consolidated Statements of Income for the period subsequent to the effective date of the acquisition and are reported in the Process Industries segment.

On March 11, 2013, the Company completed the acquisition of Interlube, which makes and markets automated lubrication delivery systems and related components to end market sectors including commercial vehicles, construction, mining, and heavy and general industries, for approximately $14.5 million, including cash acquired of approximately $0.3 million, that was subject to a post-closing indebtedness adjustment. Based in Plymouth, United Kingdom, Interlube employs about 90 people. The results of operations of Interlube were included in the Company's Consolidated Statements of Income for the period subsequent to the effective date of the acquisition and are reported in the Mobile Industries segment.

On December 31, 2012, the Company completed the acquisition of the assets of Wazee, a leading regional provider of motor, generator, wind turbine and industrial crane services to diverse end-markets including oil and gas, wind, agriculture, material handling and construction, for approximately $20 million in cash. Based in Denver, Colorado, Wazee employs over 100 people. The results of operations of Wazee have been included in the Company's Consolidated Statements of Income since January 1, 2013 and are reported in the Process Industries segment. In addition to the Wazee acquisition, the Company purchased the remaining interest in its joint venture in Curitiba, Brazil.

On October 3, 2011, the Company completed the acquisition of Drives, a leading manufacturer of highly engineered drive-chains, roller-chains and conveyor augers for agricultural and industrial markets, for approximately $93 million in cash. Based in Fulton, Illinois, Drives employs approximately 430 people. The results of operations of Drives were included in the Company’s Consolidated Statements of Income for the period subsequent to the effective date of the acquisition and are reported in the Mobile Industries and Process Industries segments.

On July 1, 2011, the Company completed the acquisition of substantially all of the assets of Philadelphia Gear, a leading provider of high-performance gear drives and components with a strong focus on value-added aftermarket capabilities in the industrial and military marine sectors, for approximately $199 million in cash. Based in King of Prussia, Pennsylvania, Philadelphia Gear employs approximately 220 people. The results of operations of Philadelphia Gear were included in the Company’s Consolidated Statements of Income for the period subsequent to the effective date of the acquisition and are reported in the Process Industries segment.

Note 2 – Acquisitions and Divestitures (continued)

Pro forma results of these operations have not been presented because the effects of the acquisitions were not significant to the Company’s income from operations or total assets in 2013, 2012 or 2011. The purchase price allocations, net of cash acquired, and any subsequent purchase price adjustments for acquisitions in 2013, 2012 and 2011 are presented below:

	2013	2012	2011
Assets:
Accounts receivable, net	$10.6	$4.7	$25.6
Inventories, net	12.7	2.3	23.6
Deferred charges and prepaid expenses	0.3	0.1	0.9
Other current assets	0.1	0.2	0.1
Property, plant and equipment, net	19.5	3.0	32.1
Goodwill	18.1	7.1	83.3
Other intangible assets	13.0	7.7	146.9
Other non-current assets	—	—	0.6
Total assets acquired	$74.3	$25.1	$313.1
Liabilities:
Accounts payable, trade	$3.3	$2.3	$10.7
Salaries, wages and benefits	1.4	0.3	5.1
Other current liabilities	0.9	1.8	5.2
Other non-current liabilities	4.5	—	—
Total liabilities assumed	$10.1	$4.4	$21.0
Net assets acquired	$64.2	$20.7	$292.1

The following table summarizes the purchase price allocation for identifiable intangible assets acquired in 2013:

	Purchase Price Allocation
		Weighted- Average Life
Trade name	$1.1	13 years
Technology / Know-how	5.2	18 years
All customer relationships	6.4	20 years
Non-compete agreements	0.3	4 years
Total intangible assets	$13.0

The following table summarizes the final purchase price allocation for identifiable intangible assets acquired in 2012:

	Initial Purchase Price Allocation		Adjusted Purchase Price Allocation
		Weighted- Average Life		Weighted- Average Life
Trade name	1.2	8 years	0.8	6 years
Know how	3.5	20 years	3.4	20 years
All customer relationships	2.5	10 years	3.5	9 years
Non-compete agreements	0.5	5 years	—
Total intangible assets	$7.7		$7.7

Divestitures:
On December 31, 2012, the Company completed the sale of its interest in AGC to Machinery Tec Masters Corporation. The Company received $2.2 million in cash proceeds for AGC. The Company recognized a pretax loss on divestiture of $2.0 million, and the loss is reflected in other (expense) income, net in the Consolidated Statement of Income.

Note 3 - Earnings Per Share

The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the years ended December 31:

	2013	2012	2011
Numerator:
Net Income Attributable to The Timken Company	$262.7	$495.5	$454.3
Less: undistributed earnings allocated to nonvested stock	(0.3)	(1.5)	(1.6)
Net income available to common shareholders for basic earnings per share and diluted earnings per share	$262.4	$494.0	$452.7
Denominator:
Weighted-average number of shares outstanding – basic	94,989,561	96,671,613	97,451,064
Effect of dilutive securities:
Stock options and awards - based on the treasury stock method	834,167	930,868	1,204,449
Weighted-average number of shares outstanding, assuming dilution of stock options and awards	95,823,728	97,602,481	98,655,513
Basic earnings per share	$2.76	$5.11	$4.65
Diluted earnings per share	$2.74	$5.07	$4.59

The exercise prices for certain stock options that the Company has awarded exceed the average market price of the Company’s common shares. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. The antidilutive stock options outstanding were 382,525, 879,413 and 436,850 during 2013, 2012 and 2011, respectively.

Note 4 - Accumulated Other Comprehensive Income (Loss)

The following tables present details about components of accumulated other comprehensive income (loss) for the years ended December 31, 2013 and December 31, 2012 respectively:

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2012	$49.0	$(1,061.5)	$(0.7)	$(1,013.2)
Other comprehensive (loss) income before reclassifications, before income tax	(19.0)	494.2	0.7	475.9
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	130.6	(0.4)	130.2
Income tax benefit	—	(226.5)	—	(226.5)
Net current period other comprehensive (loss) income, net of income taxes	(19.0)	398.3	0.3	379.6
Non-controlling interest	7.5	—	—	7.5
Net current period comprehensive (loss) income, net of income taxes and non-controlling interest	(11.5)	398.3	0.3	387.1
Balance at December 31, 2013	$37.5	$(663.2)	$(0.4)	$(626.1)

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of marketable securities	Change in fair value of derivative financial instruments	Total
Balance, December 31, 2011	$38.5	$(928.3)	$0.6	$(0.3)	$(889.5)
Other comprehensive income (loss) before reclassifications, before income tax	10.5	(288.9)	—	0.4	(278.0)
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	100.4	(1.2)	(0.8)	98.4
Income tax expense	—	55.3	0.4	—	55.7
Net current period other comprehensive (loss) income, net of income taxes	10.5	(133.2)	(0.8)	(0.4)	(123.9)
Non-controlling interest	—	—	0.2	—	0.2
Net current period comprehensive (loss) income, net of income taxes and non-controlling interest	10.5	(133.2)	(0.6)	(0.4)	(123.7)
Balance at December 31, 2012	$49.0	$(1,061.5)	$—	$(0.7)	$(1,013.2)

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

Note 5 - Inventories

The components of inventories at December 31, 2013 and 2012 were as follows:

	2013	2012
Manufacturing supplies	$59.7	$64.3
Raw materials	94.5	110.7
Work in process	294.5	278.1
Finished products	381.5	430.4
Subtotal	$830.2	$883.5
Allowance for surplus and obsolete inventory	(20.3)	(21.4)
Total Inventories, net	$809.9	$862.1

Inventories valued on the LIFO cost method were 54% and the remaining 46% were valued by the FIFO method. If all inventories had been valued at FIFO, inventories would have been $278.3 million and $280.6 million greater at December 31, 2013 and 2012, respectively. The Company recognized a decrease in its LIFO reserve of $2.3 million during 2013 compared to a decrease in its LIFO reserve of $7.1 million during 2012. The decrease in the LIFO reserve recognized during 2013 was due to lower costs and quantities of inventory on hand, as well as the mix of inventory.

Note 6 - Property, Plant and Equipment

The components of property, plant and equipment, net at December 31, 2013 and 2012 were as follows:

	2013	2012
Land and buildings	$685.0	$653.8
Machinery and equipment	3,393.1	3,138.3
Subtotal	$4,078.1	$3,792.1
Less allowances for depreciation	(2,520.0)	(2,386.8)
Property, Plant and Equipment, net	$1,558.1	$1,405.3

Total depreciation expense was $175.9 million, $179.0 million and $178.5 million in 2013, 2012 and 2011, respectively. At December 31, 2013 and 2012, property, plant and equipment, net included $81.1 million and $84.9 million, respectively, of capitalized software. Depreciation expense for capitalized software was $25.1 million, $23.5 million and $21.7 million in 2013, 2012 and 2011, respectively.

In November 2013, the Company finalized the sale of its former manufacturing facility in Sao Paulo. The Company expects to receive approximately $34 million over a twenty-four month period, of which $5.9 million was received as of December 31, 2013. The total costs of this transaction, including the net book value of the real estate and broker's commissions, were approximately $3 million. The Company is recognizing the gain on the sale of this facility using the installment method. In the fourth quarter of 2013, the Company recognized a gain of $5.4 million and expects to recognize an additional gain of approximately $25 million in 2014 related to this transaction.

Note 7 - Goodwill and Other Intangible Assets

Goodwill:
The Company tests goodwill and indefinite-lived intangible assets for impairment at least annually. The Company performs its annual impairment test as of October first after the annual forecasting process is completed. Furthermore, goodwill and indefinite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The Company reviews goodwill for impairment at the reporting unit level. Prior to 2012, the Company’s reporting units were the same as its reportable segments: Mobile Industries, Process Industries, Aerospace and Steel. During 2012, management began reviewing goodwill for impairment at a level below the segment level for the Process Industries and Aerospace segments. This change was necessitated by a change in management structure, as well as the level of review of financial information by management within the Aerospace segment, and the acquisition of the assets of Philadelphia Gear. Philadelphia Gear is part of the Process Industries segment and provides aftermarket gear box repair services and gear-drive systems for the industrial, energy and military marine market sectors. In 2013, the acquisitions of Wazee, Smith Services and Standard Machine were grouped with Philadelphia Gear to comprise the Process Services reporting unit. The Company still reviews goodwill for impairment at the segment level for the Mobile Industries and Steel segments.

During 2011, the Company adopted the provisions of ASU No. 2011-8, “Intangibles–Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which allows companies to assess qualitative factors to determine if goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test. Based on a review of various qualitative factors, management concluded that the goodwill for the Mobile Industries and Process Industries Segment, excluding the Process Services reporting unit, was not impaired and that the two-step approach was not required to be performed for these reporting units. Based on a review of various qualitative factors, management concluded that the goodwill for the Steel segment, the Process Services reporting unit and the three reporting units within the Aerospace segment, would be tested under the two-step approach. The Company prepares its goodwill impairment analysis by comparing the estimated fair value of each reporting unit, using an income approach (a discounted cash flow model), as well as a market approach, with its carrying value.

In 2013, 2012 and 2011, no goodwill impairment loss was recorded.

Changes in the carrying value of goodwill were as follows:

Year ended December 31, 2013:

	Mobile Industries	Process Industries	Aerospace	Steel	Total
Beginning Balance	$17.7	$146.4	$162.2	$12.6	$338.9
Acquisitions	4.3	13.8	—	—	18.1
Other	0.3	1.2	0.2	—	1.7
Ending Balance	$22.3	$161.4	$162.4	$12.6	$358.7

Acquisitions in 2013 primarily relate to the purchase price allocation for Interlube completed on March 11, 2013, Smith Services completed on April 11, 2013 and Standard Machine completed on May 13, 2013. “Other” includes foreign currency translation adjustments for 2013. The goodwill acquired from Smith Services of $1.7 million is tax-deductible and will be amortized over 15 years. Note 2 - Acquisitions and Divestitures for additional information on the acquisitions listed above.

Note 7 – Goodwill and Other Intangible Assets (continued)

Year ended December 31, 2012:

	Mobile Industries	Process Industries	Aerospace	Steel	Total
Beginning Balance	$16.9	$141.1	$162.1	$12.6	$332.7
Acquisitions	0.8	6.3	—	—	7.1
Other	—	(1.0)	0.1	—	(0.9)
Ending Balance	$17.7	$146.4	$162.2	$12.6	$338.9

Acquisitions in 2012 primarily relate to the purchase price allocation of $6.1 million for the Wazee acquisition completed on December 31, 2012. All of the goodwill acquired in 2012 is tax-deductible and will be amortized over 15 years for tax purposes. “Other” primarily includes foreign currency translation adjustments for 2012.

Intangibles Assets:
The following table displays intangible assets as of December 31:

	2013			2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$167.3	$51.3	$116.0	$159.6	$38.1	$121.5
Know-how	31.4	4.4	27.0	26.1	2.8	23.3
Industrial license agreements	0.1	0.1	—	0.2	0.1	0.1
Land-use rights	8.9	4.5	4.4	8.6	4.1	4.5
Patents	2.3	1.8	0.5	2.5	1.8	0.7
Technology use	46.2	13.5	32.7	47.0	11.5	35.5
Trademarks	4.6	2.7	1.9	4.2	3.4	0.8
PMA licenses	8.8	4.0	4.8	8.8	3.6	5.2
Non-compete agreements	4.2	3.8	0.4	4.4	3.3	1.1
Unpatented technology	7.2	7.2	—	7.2	6.7	0.5
	$281.0	$93.3	$187.7	$268.6	$75.4	$193.2
Intangible assets not subject to amortization:
Tradename	$17.2	$—	$17.2	$17.3	$—	$17.3
FAA air agency certificates	14.2	—	14.2	14.2	—	14.2
	$31.4	$—	$31.4	$31.5	$—	$31.5
Total intangible assets	$312.4	$93.3	$219.1	$300.1	$75.4	$224.7

Intangible assets acquired in 2013 were $5.9 million for the Standard Machine acquisition, $0.7 million for the Smith Services acquisition and $6.8 million for the Interlube acquisition. Intangible assets subject to amortization acquired in 2013 were assigned useful lives of two to 20 years and had a weighted-average amortization period of 18.4 years. Intangible assets acquired in 2012 were $7.7 million for the Wazee acquisition. Intangible assets subject to amortization acquired in 2012 were assigned useful lives of five to 20 years and had a weighted-average amortization period of 13.6 years.

Amortization expense for intangible assets was $18.7 million, $19.0 million and $14.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization expense for intangible assets is estimated to be approximately: $18.5 million in 2014; $18.4 million in 2015; $18.0 million in 2016; $17.6 million in 2017; and $17.5 million in 2018.

Note 8 - Financing Arrangements

Short-term debt for the years ended December 31 was as follows:

	2013	2012
Variable-rate lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 0.87% to 4.86% and 0.61% to 2.28% at December 31, 2013 and 2012, respectively	$18.6	$14.3
Short-term debt	$18.6	$14.3
The lines of credit for certain of the Company’s foreign subsidiaries provide for borrowings up to $217.0 million. Most of these lines of credit are uncommitted. At December 31, 2013, the Company’s foreign subsidiaries had borrowings outstanding of $18.6 million and guarantees of $1.2 million, which reduced the availability under these facilities to $197.2 million.
The weighted-average interest rate on short-term debt during the year was 3.2%, 3.2% and 4.1% in 2013, 2012 and 2011, respectively. The weighted-average interest rate on short-term debt outstanding at December 31, 2013 and 2012 was 4.6% and 1.5%, respectively.
On November 30, 2012, the Company entered into a $200 million Asset Securitization Agreement, which matures on November 30, 2015. Under the terms of the Asset Securitization Agreement, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary that in turn uses the trade receivables to secure borrowings which are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the Asset Securitization Agreement are limited to certain borrowing base calculations. Any amounts outstanding under this Asset Securitization Agreement would be reported in short-term debt on the Company’s Consolidated Balance Sheets. As of December 31, 2013 and 2012, there were no outstanding borrowings under the Asset Securitization Agreement. However, certain borrowing base limitations reduced the availability of the Asset Securitization Agreement to $149.3 million at December 31, 2013. The cost of this facility, which is the commercial paper rate plus program fees, is considered a financing cost and is included in interest expense in the Consolidated Statements of Income. The yield rate was 0.96%, 1.06% and 1.25%, at December 31, 2013, 2012 and 2011, respectively.
Long-term debt for the years ended December 31 was as follows:

	2013	2012
Fixed-rate Medium-Term Notes, Series A, mature at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	$175.0	$175.0
Fixed-rate Senior Unsecured Notes, maturing on September 15, 2014, with an interest rate of 6.0%	249.9	249.9
Variable-rate State of Ohio Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.06% at December 31, 2013)	12.2	12.2
Variable-rate State of Ohio Air Quality Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.15% at December 31, 2013)	9.5	9.5
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (0.15% at December 31, 2013)	8.5	8.5
Other	2.2	9.6
Total debt	$457.3	$464.7
Less current maturities	250.7	9.6
Long-term debt	$206.6	$455.1

The Company has a $500 million Senior Credit Facility, which matures on May 11, 2016. At December 31, 2013, the Company had no outstanding borrowings under the Senior Credit Facility, but had letters of credit outstanding totaling $8.6 million, which reduced the availability under the Senior Credit Facility to $491.4 million. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At December 31, 2013, the Company was in full compliance with the covenants under the Senior Credit Facility.

Note 8 – Financing Arrangements (continued)

In 2011, the Company was notified that its variable-rate State of Ohio Pollution Control Revenue Refunding Bonds (the Bonds), maturing on June 1, 2033, had lost their tax-exempt status and would now be taxable to its bondholders. As part of the settlement with the IRS, the Company redeemed half of the balance during the third quarter of 2012 and agreed to redeem the remaining balance of $8.5 million on December 31, 2022. In addition, the IRS agreed to allow the Bonds to remain tax-exempt during the period they are outstanding.
The maturities of long-term debt for the five years subsequent to December 31, 2013 are as follows: 2014 – $250.7 million; 2015 – $0.7 million; 2016 – $15.7 million; 2017 – $5.0 million; and 2018 – zero.
Interest paid was $31.0 million in 2013, $32.4 million in 2012 and $34.8 million in 2011. This differs from interest expense due to the timing of payments and interest capitalized of $12.7 million in 2013, $4.9 million in 2012 and $1.2 million in 2011.
The Company and its subsidiaries lease a variety of real property and equipment. Rent expense under operating leases amounted to $44.4 million, $43.6 million and $44.5 million in 2013, 2012 and 2011, respectively. At December 31, 2013, future minimum lease payments for noncancelable operating leases totaled $125.7 million and are payable as follows: 2014–$37.9 million; 2015–$30.7 million; 2016–$21.8 million; 2017–$13.8 million; 2018-$8.9 million and $12.6 million thereafter.

Note 9 - Contingencies

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
The Company had an accrual of $2.6 million and $7.5 million for environmental matters that are probable and reasonably estimable as of December 31, 2013 and 2012, respectively. This accrual is recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties. Of the 2013 accrual, $1.2 million is included in the rollforward of the restructuring accrual as of December 31, 2013, discussed further in Note 10 – Impairment and Restructuring Charges.
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

Product Warranties:
In addition to the contingencies above, the Company provides limited warranties on certain of its products. The following is a rollforward of the warranty reserves for 2013 and 2012:

	2013	2012
Beginning balance, January 1	$4.3	$11.7
Expense (Income)	4.8	(0.9)
Payments	(4.8)	(6.5)
Ending balance, December 31	$4.3	$4.3
The product warranty accrual for 2013 and 2012 was included in other current liabilities on the Consolidated Balance Sheets.

Note 10 - Impairment and Restructuring Charges

Impairment and restructuring charges by segment were as follows:

Year ended December 31, 2013:

	Mobile Industries	Process Industries	Aerospace	Steel	Total
Impairment charges	$—	$0.1	$—	$0.6	$0.7
Severance expense and related benefit costs	12.5	2.6	1.2	—	16.3
Exit costs	(1.5)	0.9	—	—	(0.6)
Total	$11.0	$3.6	$1.2	$0.6	$16.4

Year ended December 31, 2012:

	Mobile Industries	Process Industries	Aerospace	Steel	Total
Impairment charges	$6.5	$0.1	$—	$—	$6.6
Severance expense and related benefit costs	16.8	1.6	—	—	18.4
Exit costs	4.2	0.3	—	—	4.5
Total	$27.5	$2.0	$—	$—	$29.5

Year ended December 31, 2011:

	Mobile Industries	Process Industries	Aerospace	Steel	Total
Impairment charges	$0.2	$0.3	$—	$—	$0.5
Severance expense and related benefit costs	0.2	(0.1)	—		0.1
Exit costs	13.0	0.3	0.5	—	13.8
Total	$13.4	$0.5	$0.5	$—	$14.4

The following discussion explains the major impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above.

Mobile Industries:
In May 2012, the Company announced the closure of its manufacturing facility in St. Thomas, which was expected to be completed in approximately one year, and was intended to consolidate bearing production from this plant with existing U.S. operations to better align the Company's manufacturing footprint and customer base. In connection with this closure, the Company also moved customer service for the Canadian market to its offices in Toronto. The Company completed the closure of this manufacturing facility on March 31, 2013. The closure of the St. Thomas manufacturing facility displaced 190 employees. The Company expects to incur pretax costs of approximately $55 million to $65 million in connection with this closure, of which approximately $20 million to $25 million is expected to be pretax cash costs.

The Company has incurred pretax costs related to this closure of approximately $41.6 million as of December 31, 2013, including rationalization costs recorded in cost of products sold. During 2013, the Company recorded $8.2 million of severance and related benefits, including pension settlement charges of $7.1 million, related to this closure. During 2012, the Company recorded $16.9 million of severance and related benefits, including a curtailment of pension benefits of $10.7 million, and impairment charges of $6.5 million, related to this closure.

In March 2007, the Company announced the closure of its manufacturing facility in Sao Paulo. The Company completed the closure of this manufacturing facility on March 31, 2010. Mobile Industries has incurred cumulative pretax expenses of approximately $54.9 million as of December 31, 2013 related to this closure. In 2013, 2012 and 2011, the Company recorded a favorable adjustment of $2.0 million, and exit costs of $6.8 million and $12.5 million, respectively, associated with the closure of this facility. The favorable adjustment for 2013 and exit costs for 2012 primarily related to environmental remediation costs. Exit costs in 2011 also included workers' compensation claims for former employees. The Company accrues environmental remediation costs and workers’ compensation claims when they are probable and reasonably estimable.

Note 10 – Impairment and Restructuring Charges (continued)

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

Workforce Reductions:
In 2013, the Company began the realignment of its organization to improve efficiency and reduce costs. During 2013, the Company recognized $5.9 million of severance and related benefit costs to eliminate approximately 180 positions. Of the $5.9 million charge for 2013, $1.2 million related to the Aerospace segment, $2.5 million related to the Process Industries segment and $2.2 million related to the Mobile Industries segment

Consolidated Restructuring Accrual:
The following is a rollforward of the consolidated restructuring accrual for the years ended December 31:

	2013	2012
Beginning balance, January 1	$17.6	$21.8
Expense	8.7	12.2
Payments	(15.5)	(16.4)
Ending balance, December 31	$10.8	$17.6

The restructuring accrual at December 31, 2013 and 2012 was included in other current liabilities on the Consolidated Balance Sheets. The restructuring accrual at December 31, 2012 excluded costs related to the curtailment of pension benefit plans of $10.7 million. At December 31, 2013, the restructuring accrual included $1.2 million of environmental remediation costs. The Company adjusts environmental remediation accruals based on the best available estimate of costs to be incurred, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties.

Note 11 - Separation Costs

Separation costs for the year ended December 31 were as follows:

2013
Severance expense and related benefit costs	$5.6
Professional fees	7.3
Exit costs	0.1
Total	$13.0

On September 5, 2013, the Company announced that its Board of Directors had approved a plan to pursue a separation of its steel business from the rest of the Company through a spinoff, creating a new independent, publicly traded steel company, TimkenSteel Corporation. The transaction is expected to be tax-free to shareholders and should be completed in mid-year 2014, subject to customary regulatory approvals, the receipt of a legal opinion regarding the tax-free nature of the transaction, the execution of intercompany agreements between the Company and the new steel company, final approval of the Company's Board of Directors and other customary matters. One-time transaction costs in connection with the separation of the two companies are expected to be approximately $105 million. The majority of these costs include consulting and professional fees associated with preparing for the spinoff. In addition, these costs include a cost reduction initiative to eliminate corporate positions to mitigate the incremental enterprise costs with operating two separate companies. The expected cost of this cost reduction initiative is expected to be approximately $15 million.

In the fourth quarter of 2013, the Company recorded $5.6 million of severance and related benefit costs related to the cost reduction initiative. The Company also recorded $7.3 million of professional fees related to the planned spinoff of the steel business.

Note 11 - Separation Costs (continued)

The following is a rollforward of the consolidated separation accrual for the year ended December 31:

2013
Beginning balance, January 1	$—
Expense	13.0
Payments	(7.3)
Ending balance, December 31	$5.7

The separation accrual at December 31, 2013 was included in other current liabilities on the Consolidated Balance Sheets. At December 31, 2013, accrued separation costs included $3.8 million related to severance and related benefit costs and $1.9 million related to professional fees. The professional fees are recorded when incurred.

Note 12 - Stock Compensation Plans

Under the Company’s long-term incentive plan, the Company’s common shares have been made available to grant, at the discretion of the Compensation Committee of the Board of Directors, to officers and key employees in the form of stock option awards. Stock option awards typically have a ten-year term and generally vest in 25% increments annually beginning on the first anniversary of the date of grant. In addition to stock option awards, the Company has granted restricted shares under the long-term incentive plan. Restricted shares typically vest in 25% increments annually beginning on the first year anniversary of the date of grant and are expensed over the vesting period.

During 2013, 2012 and 2011, the Company recognized stock-based compensation expense of $12.1 million ($7.6 million after tax or $0.08 per diluted share), $10.8 million ($6.8 million after tax or $0.07 per diluted share) and $9.4 million ($5.9 million after tax or $0.06 per diluted share), respectively, for stock option awards.

The fair value of stock option awards granted during 2013, 2012 and 2011 was estimated at the date of grant using a Black-Scholes option-pricing method with the following assumptions:

	2013	2012	2011
Weighted-average fair value per option	$21.17	$20.16	$19.93
Risk-free interest rate	1.09%	1.15%	2.76%
Dividend yield	2.29%	1.94%	2.00%
Expected stock volatility	50.66%	50.00%	48.10%
Expected life - years	6	6	6

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

A summary of option activity for the year ended December 31, 2013 is presented below:

	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding - beginning of year	3,717,340	$33.59
Granted	614,480	56.27
Exercised	(928,803)	23.09
Canceled or expired	(18,330)	49.86
Outstanding - end of year	3,384,687	$40.50	7 years	$49.5
Options expected to vest	2,740,589	$36.93	6 years	$49.0
Options exercisable	1,711,482	$32.94	5 years	$37.9

The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $25.2 million, $28.2 million and $26.0 million, respectively. Net cash proceeds from the exercise of stock options were $13.1 million, $13.8 million and $16.6 million, respectively. Income tax benefits were $8.9 million, $8.1 million and $7.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

In 2013, the Company issued 260,740 strategic performance shares and 121,080 strategic shares to officers and key employees. Strategic performance shares are performance-based restricted stock units that vest based on achievement of specified performance objectives and cliff-vest after three years. Strategic performance shares settle in either cash or shares, with 243,580 shares expected to settle in cash and 17,160 expected to settle in shares. Strategic shares are timed-based restricted stock units and generally vest in 25% increments annually beginning on the first anniversary of the date of grant. Strategic shares also settle in either cash or shares, with 65,400 strategic shares expected to settle in cash and 55,680 strategic shares expected to settle in common shares. For shares that are expected to settle in cash, the Company accrued $6.2 million in 2013, which was included in other non-current liabilities on the Consolidated Balance Sheets.

A summary of restricted share activity, including restricted shares, deferred shares, strategic performance shares that will settle in common shares and strategic shares that will settle in common shares, for the year ended December 31, 2013 is as follows:

	Number of Shares	Weighted-average Grant Date Fair Value
Outstanding - beginning of year	524,064	$36.23
Granted	111,640	55.95
Vested	(221,542)	32.16
Canceled or expired	(17,110)	47.24
Outstanding - end of year	397,052	$43.57

As of December 31, 2013, a total of 397,052 restricted shares have been awarded that have not yet vested. The Company distributed 221,542, 249,569 and 302,924 shares in 2013, 2012 and 2011, respectively, due to the vesting of these awards. The shares awarded in 2013, 2012 and 2011 totaled 111,640, 161,905 and 246,890, respectively. The Company recognized compensation expense of $6.5 million, $7.2 million and $7.5 million, for the years ended December 31, 2013, 2012 and 2011, respectively, relating to restricted shares.

As of December 31, 2013, the Company had unrecognized compensation expense of $28.1 million related to stock option awards and restricted shares. The unrecognized compensation expense is expected to be recognized over a total weighted-average period of two years. The number of shares available for future grants for all plans at December 31, 2013 was 7,562,958.

The Company offers to certain employees a performance unit component under its long-term incentive plan in which awards are earned based on Company performance measured by two metrics over a three-year performance period. The Compensation Committee of the Board of Directors can elect to make payments that become due in the form of cash or the Company’s common shares. A total of 34,756 performance units were granted in 2011. Performance units granted, if fully earned, would represent 156,183 of the Company’s common shares at December 31, 2012. Since the inception of the plan, 160,668 performance units were canceled. Each performance unit has a cash value of $100.

Note 13 - Retirement Benefit Plans
The Company and its subsidiaries sponsor a number of defined benefit pension plans, which cover eligible employees, including certain employees in foreign countries. These plans are generally noncontributory. Pension benefits earned are generally based on years of service and compensation during active employment. The cash contributions for the Company’s defined benefit pension plans were $120.7 million and $325.8 million in 2013 and 2012, respectively.
The following tables summarize the net periodic benefit cost information and the related assumptions used to measure the net periodic benefit cost for the years ended December 31:

	2013	2012	2011
Components of net periodic benefit cost:
Service cost	$38.5	$34.7	$32.2
Interest cost	134.7	151.1	158.6
Expected return on plan assets	(232.0)	(221.1)	(214.9)
Amortization of prior service cost	4.5	9.3	9.4
Amortization of net actuarial loss	116.8	83.3	56.0
Pension curtailments and settlements	7.2	11.6	—
Net periodic benefit cost	$69.7	$68.9	$41.3

Assumptions	2013	2012	2011
U.S. Plans:
Discount rate	4.00%	5.00%	5.75%
Future compensation assumption	2.00% to 3.00%	2.00% to 3.00%	2.00% to 3.00%
Expected long-term return on plan assets	8.00%	8.25%	8.50%
International Plans:
Discount rate	2.75% to 9.0%	4.75% to 9.50%	4.75% to 9.00%
Future compensation assumption	2.30% to 8.00%	2.5% to 8.00%	2.50% to 8.84%
Expected long-term return on plan assets	3.25% to 8.50%	3.25% to 9.00%	3.50% to 9.00%
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
For expense purposes in 2013, the Company applied a discount rate of 4.00% to its U.S. defined benefit pension plans. For expense purposes in 2014, the Company will apply a discount rate of 5.02% to its U.S. defined benefit pension plans. A 0.25 percentage point decrease in the discount rate would increase pension expense by approximately $5.3 million for 2014.
For expense purposes in 2013, the Company applied an expected rate of return of 8.00% for the Company’s U.S. pension plan assets. For expense purposes in 2014, the Company will apply an expected rate of return on plan assets of 7.25%. A 0.25 percentage point reduction in the expected rate of return would increase pension expense by approximately $6.6 million for 2014.

Note 13 - Retirement Benefit Plans (continued)

The following tables set forth the change in benefit obligation, change in plan assets, funded status and amounts recognized on the Consolidated Balance Sheets for the defined benefit pension plans as of December 31, 2013 and 2012:

	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$3,496.3	$3,124.6
Service cost	38.5	34.7
Interest cost	134.7	151.1
Amendments	—	(0.3)
Actuarial (gains) losses	(274.4)	394.1
Employee contributions	0.2	0.2
International plan exchange rate change	5.3	18.2
Curtailment loss	—	9.5
Benefits paid	(267.1)	(235.8)
Benefit obligation at end of year	$3,133.5	$3,496.3

Change in plan assets:
Fair value of plan assets at beginning of year	$3,098.4	$2,631.9
Actual return on plan assets	334.0	361.7
Employee contributions	0.2	0.2
Company contributions / payments	120.7	325.8
International plan exchange rate change	4.4	14.6
Benefits paid	(267.1)	(235.8)
Fair value of plan assets at end of year	3,290.6	3,098.4
Funded status at end of year	$157.1	$(397.9)

Amounts recognized on the Consolidated Balance Sheets:
Non-current assets	$342.6	$0.3
Current liabilities	(6.5)	(6.8)
Non-current liabilities	(179.0)	(391.4)
	$157.1	$(397.9)

Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$989.1	$1,489.4
Net prior service cost	19.0	23.5
Accumulated other comprehensive loss	$1,008.1	$1,512.9

Changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss (AOCL):	2013	2012
AOCI at beginning of year	$1,512.9	$1,348.2
Net actuarial (gain) loss	(376.3)	263.1
Prior service cost	—	(0.3)
Recognized net actuarial loss	(116.8)	(83.3)
Recognized prior service cost	(4.5)	(9.3)
Loss recognized due to curtailment	(7.2)	(11.6)
Foreign currency impact	—	6.1
Total recognized in accumulated other comprehensive loss at December 31	$1,008.1	$1,512.9

Note 13 - Retirement Benefit Plans (continued)

The presentation in the above tables for amounts recognized in accumulated other comprehensive loss on the Consolidated Balance Sheets is before the effect of income taxes.
The following table summarizes assumptions used to measure the benefit obligation for the defined benefit pension plans at December 31:

Assumptions	2013	2012
U.S. Plans:
Discount rate	5.02%	4.00%
Future compensation assumption	2.00% to 3.00%	2.00% to 3.00%
International Plans:
Discount rate	3.25% to 9.75%	2.75% to 9.5%
Future compensation assumption	2.30% to 8.00%	2.3% to 8.0%
Defined benefit pension plans in the United States represent 84% of the benefit obligation and 87% of the fair value of plan assets as of December 31, 2013.
Certain of the Company’s defined benefit pension plans were overfunded as of December 31, 2013. As a result, $342.6 million and $0.2 million at December 31, 2013 and 2012, respectively, are included in non-current pension assets on the Consolidated Balance Sheets. The current portion of accrued pension cost, which is included in salaries, wages and benefits on the Consolidated Balance Sheets, was $6.5 million and $6.7 million at December 31, 2013 and 2012, respectively. In 2013, the current portion of accrued pension cost relates to unfunded plans and represents the actuarial present value of expected payments related to the plans to be made over the next 12 months.

The accumulated benefit obligation at December 31, 2013 exceeded the market value of plan assets for several of the Company’s pension plans. For these plans, the projected benefit obligation was $600.6 million, the accumulated benefit obligation was $585.8 million and the fair value of plan assets was $415.6 million at December 31, 2013.
The total pension accumulated benefit obligation for all plans was $3.0 billion and $3.4 billion at December 31, 2013 and 2012, respectively.
Due to significant increases in global capital markets in 2013, investment performance increased the value of the Company’s pension assets by 10.8%.
As of December 31, 2013 and 2012, the Company’s defined benefit pension plans did not directly hold any of the Company’s common shares.
The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $71.0 million and $3.9 million, respectively.

Plan Assets:
The Company’s target allocation for pension plan assets, as well as the actual pension plan asset allocations as of December 31, 2013 and 2012, was as follows:

	Current Target Allocation			Percentage of Pension Plan Assets at December 31,
Asset Category				2013	2012
Equity securities	35%	to	52%	43%	47%
Debt securities	35%	to	50%	45%	40%
Other	9%	to	19%	12%	13%
Total				100%	100%

Note 13 - Retirement Benefit Plans (continued)

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
The following table presents the fair value hierarchy for those investments of the Company’s pension assets measured at fair value on a recurring basis as of December 31, 2013:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$364.0	$3.3	$360.7	$—
Government and agency securities	188.4	175.0	13.4	—
Corporate bonds - investment grade	301.1	—	301.1	—
Corporate bonds - non-investment grade	110.1	—	110.1	—
Equity securities - U.S. companies	300.6	299.2	1.4	—
Equity securities - international companies	311.5	311.5	—	—
Asset backed securities	38.2	—	38.2	—
Common collective funds - domestic equities	195.6	—	195.6	—
Common collective funds - international equities	387.5	—	387.5	—
Common collective funds - fixed income	625.4	—	625.4	—
Common collective funds - other	87.2	—	87.2	—
Limited partnerships	78.8	—	—	78.8
Real estate partnerships	145.6	—	124.5	21.1
Mutual funds - real estate	155.9	155.9	—	—
Other assets	0.7	—	0.7	—
Total Assets	$3,290.6	$944.9	$2,245.8	$99.9

Note 13 - Retirement Benefit Plans (continued)

The table below sets forth a summary of changes in the fair value of the level 3 assets by fund for the year ended December 31, 2013:

	Limited Partnerships	Real Estate	Total
Beginning balance, January 1	$79.9	$16.3	$96.2
Purchases	5.3	3.5	8.8
Sales	(11.5)	(0.6)	(12.1)
Realized losses	(6.2)	(0.1)	(6.3)
Unrealized gains	11.3	2.0	13.3
Ending balance, December 31	$78.8	$21.1	$99.9

The following table presents the fair value hierarchy for those investments of the Company’s pension assets measured at fair value on a recurring basis as of December 31, 2012:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$80.0	$3.1	$76.9	$—
Government and agency securities	226.2	193.9	32.3	—
Corporate bonds - investment grade	263.7	—	263.7	—
Corporate bonds - non-investment grade	103.9	—	103.9	—
Equity securities - U.S. companies	347.6	347.2	0.4	—
Equity securities - international companies	273.6	273.6	—	—
Asset backed securities	55.4	—	55.4	—
Common collective funds - domestic equities	350.1	—	350.1	—
Common collective funds - international equities	365.3	—	365.3	—
Common collective funds - fixed income	620.1	—	620.1	—
Common collective funds - other	39.7	—	39.7	—
Limited partnerships	79.9	—	—	79.9
Real estate partnerships	128.6	—	112.3	16.3
Mutual funds - real estate	163.6	163.6	—	—
Other assets	0.7	—	0.7	—
Total Assets	$3,098.4	$981.4	$2,020.8	$96.2

The table below sets forth a summary of changes in the fair value of the level 3 assets by fund for the year ended December 31, 2012:

	Limited Partnerships	Real Estate	Total
Beginning balance, January 1	$83.6	$6.6	$90.2
Purchases	7.1	11.3	18.4
Sales	(8.5)	(1.5)	(10.0)
Realized losses	(3.4)	—	(3.4)
Unrealized gains (losses)	1.1	(0.1)	1.0
Ending balance, December 31	$79.9	$16.3	$96.2

Note 13 - Retirement Benefit Plans (continued)

Cash and cash equivalents are valued at redemption value. Government and agency securities are valued at the closing price reported in the active market in which the individual securities are traded. Certain corporate bonds are valued at the closing price reported in the active market in which the bond is traded. Equity securities (both common and preferred stock) are valued at the closing price reported in the active market in which the individual security is traded. Common collective funds are valued based on a net asset value per share. Asset-backed securities are valued based on quoted prices for similar assets in active markets. When such prices are unavailable, the plan trustee determines a valuation from the market maker dealing in the particular security.

Limited partnerships include investments in funds that invest primarily in private equity, venture capital and distressed debt. Limited partnerships are valued based on the ownership interest in the net asset value of the investment, which is used as a practical expedient to fair value, per the underlying investment fund, which is based upon the general partner's own assumptions about the assumptions a market participant would use in pricing the assets and liabilities of the partnership. Real estate investments include funds that invest in companies that primarily invest in commercial and residential properties, commercial mortgage-backed securities, debt and equity securities of real estate operating companies, and real estate investment trusts. Mutual funds – real estate are valued based on the closing price reported in the active market in which the individual security is traded. Other real estate investments are valued based on the ownership interest in the net asset value of the investment, which is used as a practical expedient to fair value per the underlying investment fund, which is based on appraised values and current transaction prices.
Cash Flows:

Employer Contributions to Defined Benefit Plans
2012	$325.8
2013	120.7
2014 (planned)	20.0
Future benefit payments are expected to be as follows:

Benefit Payments
2014	$233.4
2015	253.9
2016	223.7
2017	224.0
2018	231.9
2019-2023	1,094.4

Employee Savings Plans:
The Company sponsors defined contribution retirement and savings plans covering substantially all employees in the United States and employees at certain non-U.S. locations. The Company has contributed Timken common shares to certain of these plans based on formulas established in the respective plan agreements. At December 31, 2013, the plans held 5,701,671 of the Company’s common shares with a fair value of $314.0 million. Company contributions to the plans, including performance sharing, were $28.5 million in 2013, $24.9 million in 2012 and $26.4 million in 2011. The Company paid dividends totaling $5.5 million in 2013, $6.3 million in 2012 and $5.7 million in 2011 to plans holding the Company’s common shares.

Note 14 - Postretirement Benefit Plans

The Company and its subsidiaries sponsor several funded and unfunded postretirement plans that provide health care and life insurance benefits for eligible retirees and dependents. Depending on retirement date and employee classification, certain health care plans contain contribution and cost-sharing features such as deductibles, coinsurance and limitations on employer-provided subsidies. The remaining health care and life insurance plans are noncontributory.

The following tables summarize the net periodic benefit cost information and the related assumptions used to measure the net periodic benefit cost for the years ended December 31:

	2013	2012	2011
Components of net periodic benefit cost:
Service cost	$2.9	$2.5	$2.5
Interest cost	21.7	28.4	32.9
Expected return on plan assets	(11.1)	(10.6)	(4.4)
Amortization of prior service credit	(0.2)	(0.2)	(0.3)
Amortization of net actuarial loss	2.3	2.5	2.9
Net periodic benefit cost	$15.6	$22.6	$33.6

Assumptions:	2013	2012	2011
Discount rate	3.80%	4.85%	5.50%
Rate of return	5.00%	5.00%	5.00%

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

For expense purposes in 2013, the Company applied a discount rate of 3.80% to its postretirement benefit plans. For expense purposes in 2014, the Company will apply a discount rate of 4.59% to its postretirement benefit plans. A 0.25 percentage point reduction in the discount rate would increase postretirement benefit expense by approximately $0.5 million for 2014.

In December 2010, the Company established a VEBA trust for The Timken Company Bargaining Unit Welfare Benefit Plan. For expense purposes in 2013, the Company applied an expected rate of return of 5.00% to the VEBA trust assets. For expense purposes in 2014, the Company will apply an expected rate of return on plan assets of 5.00%. A 0.25 percentage point reduction in the expected rate of return would increase postretirement benefit expense by approximately $0.6 million for 2014.

Note 14 - Postretirement Benefit Plans (continued)

The following tables set forth the change in benefit obligation, change in plan assets, funded status and amounts recognized on the Consolidated Balance Sheets of the defined benefit postretirement benefit plans as of December 31, 2013 and 2012:

	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$639.2	$628.6
Service cost	2.9	2.5
Interest cost	21.7	28.4
Amendments	—	0.9
Actuarial (gains) losses	(101.9)	24.5
Benefits paid	(46.3)	(45.7)
Benefit obligation at end of year	$515.6	$639.2

Change in plan assets:
Fair value of plan assets at beginning of year	$221.9	$170.9
Actual return on plan assets	27.2	9.8
Company contributions / payments	37.3	86.9
Benefits paid	(46.3)	(45.7)
Fair value of plan assets at end of year	240.1	221.9
Funded status at end of year	$(275.5)	$(417.3)

Amounts recognized on the Consolidated Balance Sheets:
Current liabilities	$(41.6)	$(45.5)
Non-current liabilities	(233.9)	(371.8)
	$(275.5)	$(417.3)

Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$5.5	$125.7
Net prior service cost	7.8	7.6
Accumulated other comprehensive loss	$13.3	$133.3

Changes in plan assets and benefit obligations recognized in AOCL:
AOCI at beginning of year	$133.3	$109.5
Net actuarial (gain) loss	(117.9)	25.2
Prior service cost	—	0.9
Recognized net actuarial loss	(2.3)	(2.5)
Recognized prior service credit	0.2	0.2
Total recognized in accumulated other comprehensive loss at December 31	$13.3	$133.3

The presentation in the above tables for amounts recognized in accumulated other comprehensive loss on the Consolidated Balance Sheets is before the effect of income taxes.

Note 14 - Postretirement Benefit Plans (continued)

The following table summarizes assumptions used to measure the benefit obligation for the postretirement benefit plans at December 31:

Assumptions:	2013	2012
Discount rate	4.59%	3.80%
Rate of return	5.00%	5.00%

The current portion of accrued postretirement benefit cost, which is included in salaries, wages and benefits on the Consolidated Balance Sheets, was $41.6 million and $45.5 million at December 31, 2013 and 2012, respectively. In 2013, the current portion of accrued postretirement benefit cost related to unfunded plans and represents the actuarial present value of expected payments related to the plans to be made over the next 12 months.

The estimated net actuarial loss and prior service cost for the postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are zero expense and $1.4 million of expense, respectively.

For measurement purposes, the Company assumed a weighted-average annual rate of increase in the per capita cost (health care cost trend rate) for medical benefits of 7.25% for 2014, declining gradually to 5.0% in 2023 and thereafter; and 7.25% for 2014, declining gradually to 5.0% in 2023 and thereafter for prescription drug benefits; and 9.25% for 2014, declining gradually to 5.0% in 2031 and thereafter for HMO benefits.

The assumed health care cost trend rate may have a significant effect on the amounts reported. A one percentage point increase in the assumed health care cost trend rate would have increased the 2013 total service and interest cost components by $0.5 million and would have increased the postretirement benefit obligation by $10.4 million. A one percentage point decrease would provide corresponding reductions of $0.4 million and $9.5 million, respectively.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) provides for prescription drug benefits under Medicare Part D and contains a subsidy to plan sponsors who provide “actuarially equivalent” prescription plans. The Company’s actuary determined that the prescription drug benefit provided by the Company’s postretirement plan is considered to be actuarially equivalent to the benefit provided under the Medicare Act. In accordance with ASC 715, “Compensation – Retirement Benefits,” all measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes reflect the effects of the Medicare Act on the plan for the entire fiscal year. The 2013 expected subsidy was $3.1 million, of which $1.4 million was received prior to December 31, 2013.

Plan Assets:
The Company’s target allocation for the VEBA trust assets, as well as the actual VEBA trust asset allocation as of December 31, 2013 and 2012, was as follows:

	Current Target Allocation			Percentage of VEBA Assets at December 31,
Asset Category				2013	2012
Equity securities	45%	to	55%	55%	49%
Debt securities	45%	to	55%	45%	51%
Total				100%	100%

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

Note 14 - Postretirement Benefit Plans (continued)

The following table presents the fair value hierarchy for those investments of the Company’s VEBA trust assets measured at fair value on a recurring basis as of December 31, 2013:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2.9	$—	$2.9	$—
Common Collective fund - U.S. equities	82.7	—	82.7	—
Common Collective fund - international equities	49.7	—	49.7	—
Common collective funds - fixed income	104.8	—	104.8	—
Total Assets	$240.1	$—	$240.1	$—

The following table presents the fair value hierarchy for those investments of the Company’s VEBA trust assets measured at fair value on a recurring basis as of December 31, 2012:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2.1	$—	$2.1	$—
Common Collective fund - U.S. equities	65.6	—	65.6	—
Common Collective fund - international equities	43.4	—	43.4	—
Common collective funds - fixed income	110.8	—	110.8	—
Total Assets	$221.9	$—	$221.9	$—

Cash and cash equivalents are valued at redemption value. Common collective funds are valued based on a net asset value per share, which is used as a practical expedient to fair value. When such prices are unavailable, the plan trustee determines a valuation from the market maker dealing in the particular security.

Cash Flows:
Employer Contributions to Postretirement Benefit Plans:

2012	$50.0
2013	—
2014 (planned)	—

Future benefit payments are expected to be as follows:

	Gross	Expected Medicare Subsidies	Net Including Medicare Subsidies
2014	$53.6	$2.7	$50.9
2015	52.0	2.9	49.1
2016	50.5	3.1	47.4
2017	49.0	3.2	45.8
2018	47.6	3.2	44.4
2019-2023	206.6	15.7	190.9

Note 15 - Segment Information

The Company operates under four reporting segments: (1) Mobile Industries; (2) Process Industries; (3) Aerospace; and (4) Steel.

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

The Aerospace segment includes sales of bearings, helicopter transmission systems, rotor head assemblies, turbine engine components, gears and other precision flight-critical components for commercial and military aviation applications. The Aerospace segment also provides aftermarket services, including repair and overhaul of engines, transmissions and fuel controls as well as aerospace bearing repair and component reconditioning. The Aerospace segment also includes sales of precision bearings and related products for health and critical motion control applications.

The Steel segment manufactures alloy steel as well as carbon and micro-alloy steel. Included in its portfolio are SBQ bars and seamless mechanical tubing.  In addition, this segment supplies machining and thermal treatment services, as well as manages raw material recycling programs. This segment's metallurgical expertise and unique operational capabilities drive customized, high-value solutions for the mobile, industrial and energy sectors. Less than 10% of the Company's steel is directly consumed in its bearing operations. In addition, the Company sells steel to other anti-friction bearing companies and to aircraft, forging, construction, industrial equipment, mining, tooling, oil and gas drilling and automotive industries and steel service centers.

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

Export sales from the United States and Canada are less than 10% of the Company's revenue. The Company’s Mobile Industries, Process Industries and Aerospace segments have historically participated in the global bearing industry, while the Steel segment has concentrated primarily on U.S. customers.

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

Note 15 - Segment Information (continued)

Geographic Financial Information:

	2013	2012	2011
Net sales:
United States	$2,887.7	$3,420.3	$3,494.6
Canada & Mexico	258.9	275.1	268.4
South America	141.8	153.5	186.0
Europe / Middle East / Africa	574.0	594.2	652.3
Asia-Pacific	478.8	543.9	568.9
	$4,341.2	$4,987.0	$5,170.2
Long-lived assets:
United States	$1,199.4	$1,055.7	$963.1
Canada & Mexico	12.6	6.1	16.3
South America	2.1	4.4	6.2
Europe / Middle East / Africa	105.5	101.6	102.0
Asia-Pacific	238.5	237.5	221.3
	$1,558.1	$1,405.3	$1,308.9

Business Segment Information:
The following tables provide segment financial information and a reconciliation of segment results to consolidated results:

	2013	2012	2011
Net sales to external customers:
Mobile Industries	$1,474.3	$1,675.0	$1,768.9
Process Industries	1,231.7	1,337.6	1,240.5
Aerospace	329.5	346.9	324.1
Steel	1,305.7	1,627.5	1,836.7
	$4,341.2	$4,987.0	$5,170.2
Intersegment sales:
Mobile Industries	$1.1	$0.5	$0.5
Process Industries	3.9	5.7	4.1
Steel	75.1	101.2	119.8
	$80.1	$107.4	$124.4
Segment EBIT:
Mobile Industries	$164.7	$208.1	$261.8
Process Industries	201.9	274.9	274.2
Aerospace	26.6	36.3	5.1
Steel	140.2	251.8	267.4
Total EBIT, for reportable segments	$533.4	$771.1	$808.5
Unallocated corporate expenses	(82.5)	(84.4)	(80.8)
CDSOA receipts, net of expense	—	108.0	—
Separation costs	(13.0)	—	—
Interest expense	(24.4)	(31.1)	(36.8)
Interest income	1.9	2.9	5.6
Intersegment adjustments	1.7	(0.5)	0.3
Income before income taxes	$417.1	$766.0	$696.8

Note 15 - Segment Information (continued)

	2013	2012	2011
Assets employed at year-end:
Mobile Industries	$1,051.4	$1,052.9	$1,233.7
Process Industries	1,096.7	1,056.2	979.3
Aerospace	555.8	480.6	526.6
Steel	1,198.9	921.4	954.2
Corporate	575.1	733.1	633.6
	$4,477.9	$4,244.2	$4,327.4
Capital expenditures:
Mobile Industries	$40.3	$32.1	$39.5
Process Industries	80.1	72.4	54.4
Aerospace	7.8	14.0	10.6
Steel	192.6	175.5	99.8
Corporate	5.0	3.2	1.0
	$325.8	$297.2	$205.3
Depreciation and amortization:
Mobile Industries	$50.2	$60.8	$70.2
Process Industries	67.4	62.2	51.8
Aerospace	20.5	23.1	23.2
Steel	53.8	49.7	45.8
Corporate	2.7	2.2	1.5
	$194.6	$198.0	$192.5
Corporate assets include corporate buildings and cash and cash equivalents.

Note 16 - Income Taxes
Income before income taxes, based on geographic location of the operations to which such earnings are attributable, is provided below. As the Company has elected to treat certain foreign subsidiaries as branches for U.S. income tax purposes, pretax income attributable to the United States shown below may differ from the pretax income reported in the Company’s annual U.S. Federal income tax return.

Income before income taxes:

	2013	2012	2011
United States	$314.5	$680.8	$527.6
Non-United States	102.6	85.2	169.2
Income before income taxes	$417.1	$766.0	$696.8
The provision for income taxes consisted of the following:

	2013	2012	2011
Current:
Federal	$99.9	$103.5	$53.8
State and local	14.4	7.2	6.8
Foreign	39.3	36.3	55.1
	$153.6	$147.0	$115.7
Deferred:
Federal	$(3.4)	$105.2	$117.7
State and local	2.9	18.1	11.7
Foreign	1.0	(0.2)	(4.9)
	$0.5	$123.1	$124.5
United States and foreign tax expense on income	$154.1	$270.1	$240.2
The Company made net income tax payments of $111.2 million, $121.0 million and $101.9 million in 2013, 2012 and 2011, respectively.

The following table is the reconciliation between the provision for income taxes and the amount computed by applying the U.S. Federal income tax rate of 35% to income before taxes:

	2013	2012	2011
Income tax at the U.S. federal statutory rate	$146.0	$268.1	$243.9
Adjustments:
State and local income taxes, net of federal tax benefit	10.9	15.6	11.2
Tax on foreign remittances and U.S. tax on foreign income	41.0	9.5	15.3
Tax expense related to undistributed earnings of foreign subsidiaries	8.7	—	—
Foreign losses without current tax benefits	9.5	16.1	7.7
Foreign earnings taxed at different rates including tax holidays	(4.4)	(18.1)	(26.4)
U.S. domestic manufacturing deduction	(11.3)	(7.5)	(6.6)
U.S. foreign tax credit	(25.9)	(13.7)	—
U.S. research tax credit	(3.8)	(0.4)	(1.5)
Accruals and settlements related to tax audits	(16.9)	4.3	1.2
Other items, net	0.3	(3.8)	(4.6)
Provision for income taxes	$154.1	$270.1	$240.2
Effective income tax rate	36.9%	35.3%	34.5%

Note 16 - Income Taxes (continued)

In the fourth quarter of 2013, the Company implemented a strategy to repatriate approximately $365 million of cash, incurring tax expense of approximately $26 million. The Company repatriated $123 million of cash in January 2014, with the remaining portion expected to be repatriated in future periods. In connection with various investment arrangements, the Company has been granted a “holiday” from income taxes for one affiliate in Asia for 2013 and 2012 and two affiliates in Asia for 2011. These agreements began to expire at the end of 2010, with full expiration in 2018. In total, the agreements reduced income tax expense by $0.7 million in 2013, $1.0 million in 2012 and $1.0 million in 2011. These savings resulted in an increase to earnings per diluted share of $0.01 in 2013, $0.01 in 2012 and $0.01 in 2011.
Income tax expense includes U.S. and international income taxes. The Company had undistributed earnings related to its international subsidiaries of $577.9 million and $544.0 million at December 31, 2013 and 2012, respectively. A deferred tax liability of $8.7 million has been accrued at December 31, 2013 for earnings of $136.1 million (relating to the$365 million cash repatriation strategy) that are available to be repatriated to the U.S. No provisions for U.S. income taxes have been made with respect to earnings of $441.8 million that are planned to be reinvested indefinitely outside the United States. The amount of U.S. income taxes that may be applicable to such earnings is $23.3 million if such earnings were repatriated, net of foreign tax credits.
The effect of temporary differences giving rise to deferred tax assets and liabilities at December 31, 2013 and 2012 was as follows:

	2013	2012
Deferred tax assets:
Accrued postretirement benefits cost	$130.1	$185.0
Accrued pension cost	—	137.1
Inventory	4.0	15.4
Other employee benefit accruals	20.3	26.6
Tax loss and credit carryforwards	166.7	145.1
Other, net	52.6	59.9
Valuation allowances	(195.9)	(183.9)
	$177.8	$385.2
Pension assets	(33.4)	—
Deferred tax liabilities - principally depreciation and amortization	(239.0)	(231.9)
Net deferred tax (liabilities) assets	$(94.6)	$153.3

The Company has a U.S. foreign tax credit carryforward of $19.9 million that will begin to expire in 2018, and U.S. state and local credit carryforwards of $2.1 million, portions of which will expire in 2014. The Company also has U.S. state and local loss carryforwards with tax benefits totaling $1.0 million, portions of which will expire at the end of 2014. In addition, the Company has loss carryforwards in various non-U.S. jurisdictions with tax benefits totaling $143.4 million having various expiration dates, as well as tax credit carryforwards of $0.2 million. The Company has provided valuation allowances of $162.2 million against certain of these carryforwards. The majority of the non-U.S. loss carryforwards represent local country net operating losses for branches of the Company or entities treated as branches of the Company under U.S. tax law. Tax benefits have been recorded for these losses in the United States. The related local country net operating loss carryforwards are offset fully by valuation allowances. In addition to loss and credit carryforwards, the Company has provided valuation allowances of $33.7 million against other deferred tax assets.
As of December 31, 2013, the Company had $49.5 million of total gross unrecognized tax benefits. Included in this amount was $35.8 million, which represented the amount of unrecognized tax benefits that would favorably impact the Company’s effective income tax rate in any future periods if such benefits were recognized. As of December 31, 2013, the Company anticipates a decrease in its unrecognized tax positions of approximately $30.0 million to $35.0 million during the next 12 months. The anticipated decrease is primarily due to settlements with tax authorities and the expiration of various statutes of limitation. As of December 31, 2013, the Company had accrued $9.8 million of interest and penalties related to uncertain tax positions. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense.

Note 16 - Income Taxes (continued)

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
The following table reconciles the Company’s total gross unrecognized tax benefits for the years ended December 31, 2013 and 2012:

	2013	2012
Beginning balance, January 1	$112.6	$87.2
Tax positions related to the current year:
Additions	9.3	20.6
Tax positions related to prior years:
Additions	6.9	7.0
Reductions	(1.4)	(1.7)
Settlements with tax authorities	(77.9)	—
Lapses in statutes of limitation	—	(0.5)
Ending balance, December 31	$49.5	$112.6
During 2013, gross unrecognized tax benefits decreased primarily due to net reductions related to various current year and prior year tax matters, including settlement of tax matters with government authorities and taxes related to the Company’s international operations. These decreases were partially offset by additions related to prior year tax matters, including certain U.S. federal taxes, U.S. state and local taxes and taxes related to the Company’s international operations.
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
As of December 31, 2013, the Company is subject to examination by the IRS for tax years 2012 to the present. The Company is also subject to tax examination in various U.S. state and local tax jurisdictions for tax years 2006 to the present, as well as various foreign tax jurisdictions, including Germany, Italy and India for tax years 2002 to the present. The current portion of the Company’s unrecognized tax benefits was presented on the Consolidated Balance Sheets within income taxes payable, and the non-current portion was presented as a component of other non-current liabilities.

Note 17 - Fair Value
The following tables present the fair value hierarchy for those assets and liabilities on the Consolidated Balance Sheet measured at fair value on a recurring basis as of December 31, 2013 and 2012:

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$384.6	$320.4	$64.2	$—
Restricted Cash	15.1	—	15.1	—
Short-term investments	13.9	—	13.9	—
Foreign currency hedges	0.9	—	0.9	—
Total Assets	$414.5	$320.4	$94.1	$—
Liabilities:
Foreign currency hedges	$9.3	$—	$9.3	$—
Total Liabilities	$9.3	$—	$9.3	$—

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$586.4	$303.9	$282.5	$—
Restricted Cash	15.1	—	15.1	—
Short-term investments	17.3	—	17.3	—
Foreign currency hedges	1.2	—	1.2	—
Total Assets	$620.0	$303.9	$316.1	$—
Liabilities:
Foreign currency hedges	$1.9	$—	$1.9	$—
Total Liabilities	$1.9	$—	$1.9	$—
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

During 2012, machinery and equipment primarily associated with the manufacturing facility in St. Thomas with a carrying value of $10.4 million was written down to its fair value of $3.8 million, resulting in an impairment loss of $6.6 million. The fair value of these assets was based on the price that would be expected to be received in a current transaction to sell the assets on a standalone basis, considering the age and physical attributes of the equipment, compared to the cost of similar used equipment. The fair value of machinery and equipment was measured using Level 3 inputs.

Financial Instruments:
The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, net, accounts payable, trade, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, net, accounts payable, trade and short-term borrowings are a reasonable estimate of their fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $474.5 million and $481.3 million at December 31, 2013 and 2012, respectively. The carrying value of this debt was $441.6 million and $424.9 million at December 31, 2013 and 2012, respectively.

Note 18 - Derivative Instruments and Hedging Activities

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

The Company does not purchase or hold any derivative financial instruments for trading purposes. As of December 31, 2013 and 2012, the Company had $516.7 million and $97.0 million, respectively, of outstanding foreign currency forward contracts at notional value. Refer to Note 16 – Fair Value for the fair value disclosure of derivative financial instruments,

Cash Flow Hedging Strategy:
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

Note 19 - Research and Development
The Company performs research and development under Company-funded programs and under contracts with the federal government and others. Expenditures committed to research and development amounted to $46.1 million, $52.6 million and $49.6 million in 2013, 2012 and 2011, respectively. Of these amounts, $0.4 million, $0.8 million, and $0.3 million respectively, were funded by others. Expenditures may fluctuate from year-to-year depending on special projects and needs.

Note 20 - Continued Dumping and Subsidy Offset Act (CDSOA)

CDSOA provides for distribution of monies collected by U.S. Customs and Border Protection (U.S. Customs) from antidumping cases to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and people. The Company reported CDSOA expense of $2.8 million and income of $108.0 million in 2013 and 2012, respectively.

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

Note 21 - Quarterly Financial Data
(Unaudited)

	2013
	1st	2nd	3rd	4th	Total
Net sales	$1,089.9	$1,126.5	$1,061.5	$1,063.3	$4,341.2
Gross profit	274.5	302.1	251.7	263.7	1,092.0
Impairment and restructuring charges (1)	1.2	6.7	3.7	4.8	16.4
Separation costs (2)	—	—	—	13.0	13.0
Net income (3)	75.0	82.8	52.5	52.7	263.0
Net income (loss) attributable to noncontrolling interests	(0.1)	—	0.3	0.1	0.3
Net income attributable to The Timken Company	75.1	82.8	52.2	52.6	262.7
Net income per share - Basic:
Total net income per share	$0.78	$0.86	$0.55	$0.56	$2.76
Net income per share - Diluted:
Total net income per share	$0.77	$0.86	$0.54	$0.55	$2.74
Dividends per share	$0.23	$0.23	$0.23	$0.23	$0.92

	2012
	1st	2nd	3rd	4th	Total
Net sales	$1,421.0	$1,343.2	$1,142.5	$1,080.3	$4,987.0
Gross profit	411.6	377.3	298.9	278.5	1,366.3
Impairment and restructuring charges (4)	0.2	16.7	11.9	0.7	29.5
Net income (5)	156.0	183.4	81.1	75.4	495.9
Net income (loss) attributable to noncontrolling interests	0.3	(0.2)	0.2	0.1	0.4
Net income attributable to The Timken Company	155.7	183.6	80.9	75.3	495.5
Net income per share - Basic:
Total net income per share	$1.59	$1.88	$0.84	$0.79	$5.11
Net income per share - Diluted:
Total net income per share	$1.58	$1.86	$0.83	$0.78	$5.07
Dividends per share	$0.23	$0.23	$0.23	$0.23	$0.92
Earnings per share are computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

(1)
Impairment and restructuring charges for the second quarter of 2013 included severance and related benefit costs of $6.0 million, including pension settlement costs of $5.2 million, and exit costs of $0.7 million. Impairment and restructuring charges for the third quarter of 2013 included severance and related benefit costs of $3.2 million, including pension settlement costs of $1.5 million, and exit costs of $0.5 million. Impairment and restructuring charges for the fourth quarter of 2013 included severance and related benefit costs of $6.0 million, including pension settlement costs of $0.4 million, impairment charges of $0.7 million and a favorable adjustment for exit costs of $1.9 million.

(2)	Separation costs of $13.0 million for the fourth quarter of 2013 related to the planned spinoff of the steel business.

(3)	Net income for the fourth quarter of 2013 included a gain of $5.4 million on the sale of real estate in Brazil.

(4)
Impairment and restructuring charges for the second quarter of 2012 included severance and related benefit costs of $16.5 million, including a curtailment of pension benefits of $10.7 million, and exit costs of $0.2 million. Impairment and restructuring charges for the third quarter of 2012 included impairment charges of $6.4 million, severance and related benefit costs of $1.3 million and exit costs of $4.2 million.

(5)	Net income for the second quarter of 2012 included CDSOA receipts of $109.5 million, net of expenses.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of The Timken Company and subsidiaries

We have audited the accompanying consolidated balance sheets of The Timken Company and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Timken Company and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Timken Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 28, 2014

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
There have been no changes during the Company’s fourth quarter of 2013 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Timken management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment under COSO’s “Internal Control-Integrated Framework (1992 framework),” management believes that, as of December 31, 2013, Timken’s internal control over financial reporting is effective.
On March 11, 2013, the Company completed the acquisition of Interlube Systems Ltd. (Interlube). On April 11, 2013, the Company completed the acquisition of substantially all of the assets of Smith Services, Inc. (Smith Services). On May 13, 2013, the Company completed the acquisition of Hamilton Gear Ltd., d/b/a Standard Machine (Standard Machine). As permitted by SEC guidance, the scope of Timken’s evaluation of internal control over financial reporting as of December 31, 2013 did not include the internal control over financial reporting of Interlube, Smith Services and Standard Machine. The results of Interlube, Smith Services and Standard Machine are included in the Company’s consolidated financial statements beginning March 11, 2013, April 11, 2013, and May 13, 2013, respectively. The total assets of Interlube, Smith Services and Standard Machine represented less than two percent, collectively, of the Company’s total assets at December 31, 2013. Net sales of Interlube, Smith Services and Standard Machine represented less than one percent, collectively, of the Company’s consolidated net sales for the year then ended and less than one percent, collectively, of net income for the year then ended. The Company will include Interlube, Smith Services and Standard Machine in the Company’s internal control over financial reporting assessment as of December 31, 2014.
Ernst & Young LLP, independent registered public accounting firm, has issued an audit report on our assessment of Timken’s internal control over financial reporting as of December 31, 2013, which is presented below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of The Timken Company and subsidiaries

We have audited The Timken Company and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Timken Company and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, The Timken Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Timken Company and subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio
February 28, 2014

Item 9B. Other Information
Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
Required information is set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement filed in connection with the annual meeting of shareholders to be held on or about May 13, 2014, and is incorporated herein by reference. Information regarding the executive officers of the registrant is included in Part I hereof. Information regarding the Company’s Audit Committee and its Audit Committee Financial Expert is set forth under the caption “Audit Committee” in the proxy statement filed in connection with the annual meeting of shareholders to be held on or about May 13, 2014, and is incorporated herein by reference.
The General Policies and Procedures of the Board of Directors of the Company and the charters of its Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are also available on the Company’s website at www.timken.com and are available to any shareholder upon request to the General Counsel. The information on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K.
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

Item 11. Executive Compensation
Required information is set forth under the captions “Compensation Discussion and Analysis,” “2013 Summary Compensation Table,” “2013 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2013 Year-End,” “2013 Option Exercises and Stock Vested,” “Pension Benefits,” “2013 Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change-in-Control,” “Director Compensation,” “Compensation Committee,” “Compensation Committee Report” in the proxy statement filed in connection with the annual meeting of shareholders to be held on or about May 13, 2014, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Required information, including with respect to institutional investors owning more than 5% of the Company’s common shares, is set forth under the caption “Beneficial Ownership of Common Stock” in the proxy statement filed in connection with the annual meeting of shareholders to be held on or about May 13, 2014, and is incorporated herein by reference.
Required information is set forth under the caption “Equity Compensation Plan Information” in the proxy statement filed in connection with the annual meeting of shareholders to be held on or about May 13, 2014, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Required information is set forth under the caption “Election of Directors” in the proxy statement issued in connection with the annual meeting of shareholders to be held on or about May 13, 2014, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
Required information regarding fees paid to and services provided by the Company’s independent auditor during the years ended December 31, 2013 and 2012 and the pre-approval policies and procedures of the Audit Committee of the Company’s Board of Directors is set forth under the caption “Auditors” in the proxy statement issued in connection with the annual meeting of shareholders to be held on or about May 13, 2014, and is incorporated herein by reference.

PART IV.

Item 15. Exhibits and Financial Statement Schedules
(a)(1) - Financial Statements are included in Part II, Item 8 of the Annual Report on Form 10-K.
(a)(2) - Schedule II - Valuation and Qualifying Accounts is submitted as a separate section of this report. Schedules I, III, IV and V are not applicable to the Company and, therefore, have been omitted.
(a)(3) Listing of Exhibits

Exhibit

(3.1)	Amended Articles of Incorporation of The Timken Company, (effective May 31, 2013) were filed on July 31, 2013 with Form 10-Q (Commission File No. 1-1169) and are incorporated herein by reference.

(3.2)	Amended Regulations of The Timken Company adopted on February 14, 2014, were filed on February 14, 2014 with Form 8-K (Commission File No. 1-1169) and are incorporated herein by reference.

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

(4.2)
First Amendment to Credit Agreement and Waiver, dated as of November 6, 2013, by and among: The Timken Company, together with certain of its subsidiaries as Guarantors; Bank of America, N.A. and KeyBank National Association as Co-Administrative Agents and the other Lenders party thereto is attached hereto as Exhibit 4.1.

(4.3)
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

(4.8)
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

(4.12)
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

(10.12)
Form of Indemnification Agreement entered into with all Directors who are not Executive Officers of the Company was filed on July 31, 2013 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.13)
Form of Indemnification Agreement entered into with all Executive Officers of the Company who are not Directors of the Company was filed on July 31, 2013 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.14)
Form of Indemnification Agreement entered into with all Executive Officers of the Company who are also Directors of the Company was filed on July 31, 2013 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

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

(10.34)	Form of Performance Unit Agreement, as adopted on February 4, 2008, was filed on February 7, 2008 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.35)	Form of Performance Shares Agreement was filed on February 11, 2010 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.36)	Form of Deferred Shares Agreement, as adopted on February 2, 2009, was filed on February 17, 2012 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.37)
Form of Deferred Shares Agreement entered into with employees after January 1, 2012, as adopted on December 8, 2011, was filed on February 17, 2012 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

Management Contracts and Compensation Plans

(10.38)	Form of Performance-Based Restricted Stock Unit Agreement entered into with key employees was filed on May 2, 2012 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.39)	Form of Time-Based Restricted Stock Unit Agreement entered into with key employees was filed on May 2, 2012 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.40)	Form of Time-Based Restricted Stock Unit Agreement (Cliff Vesting) entered into with key employees is attached hereto as Exhibit 10.1

(10.41)	Form of Associate Non-Compete Agreement entered into with key employees was filed on December 3, 2012 with Form 10-Q/A (Commission File No. 1-1169) and is incorporated herein by reference.

Listing of Exhibits (continued)

(12)	Computation of Ratio of Earnings to Fixed Charges.

(21)	A list of subsidiaries of the Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31.1)	Principal Executive Officer's Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Principal Financial Officer's Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
Financial statements from the Annual Report on Form 10-K of The Timken Company for the year ended December 31, 2013, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders' Equity and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE TIMKEN COMPANY

By: /s/ James W. Griffith	By: /s/ Glenn A. Eisenberg
James W. Griffith	Glenn A. Eisenberg
President, Chief Executive Officer and Director	Executive Vice President - Finance
(Principal Executive Officer)	and Administration (Principal Financial Officer)
Date: February 28, 2014	Date: February 28, 2014

By: /s/ J. Ted Mihaila
J. Ted Mihaila
Senior Vice President and Controller
(Principal Accounting Officer)
Date: February 28, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ John M. Ballbach *	By: /s/ John P. Reilly *
John M. Ballbach, Director	John P. Reilly, Director
Date: February 28, 2014	Date: February 28, 2014

By: /s/ Phillip R. Cox *	By: /s/ Frank C. Sullivan *
Phillip R. Cox, Director	Frank C. Sullivan, Director
Date: February 28, 2014	Date: February 28, 2014

By: /s/ Diane C. Creel *	By: /s/ John M. Timken, Jr.*
Diane C. Creel, Director	John M. Timken, Jr., Director
Date: February 28, 2014	Date: February 28, 2014

By: /s/ Richard G. Kyle *	By: /s/ Ward J. Timken *
Richard G. Kyle, Director	Ward J. Timken, Director
Date: February 28, 2014	Date: February 28, 2014

By: /s/ John A. Luke, Jr.*	By: /s/ Ward J. Timken, Jr.*
John A. Luke, Jr., Director	Ward J. Timken, Jr., Director
Date: February 28, 2014	Date: February 28, 2014

By: /s/ Jacqueline F. Woods *
Christopher L. Mapes, Director	Jacqueline F. Woods, Director
Date: February 28, 2014

By: /s/ Joseph W. Ralston *	* By: /s/ Glenn A. Eisenberg
Joseph W. Ralston, Director	Glenn A. Eisenberg, attorney-in-fact
Date: February 28, 2014	By authority of Power of Attorney
filed as Exhibit 24 hereto
Date: February 28, 2014

Schedule II—Valuation and Qualifying Accounts
The Timken Company and Subsidiaries

Allowance for uncollectible accounts:	2013	2012	2011
Balance at Beginning of Period	$12.1	$19.0	$27.6
Additions:
Charged to Costs and Expenses (1)	1.5	7.6	14.4
Charged to Other Accounts (2)	—	(0.6)	(2.5)
Deductions (3)	3.3	13.9	20.5
Balance at End of Period	$10.3	$12.1	$19.0

Allowance for surplus and obsolete inventory:	2013	2012	2011
Balance at Beginning of Period	$21.4	$30.9	$30.8
Additions:
Charged to Costs and Expenses (4)	11.2	10.8	12.2
Charged to Other Accounts (2)	0.2	1.2	5.2
Deductions (5)	12.5	21.5	17.3
Balance at End of Period	$20.3	$21.4	$30.9

Valuation allowance on deferred tax assets:	2013	2012	2011
Balance at Beginning of Period	$183.9	$179.7	$174.9
Additions
Charged to Costs and Expenses (6)	32.1	13.8	22.6
Charged to Other Accounts (7)	(4.2)	13.8	(3.9)
Deductions (8)	15.9	23.4	13.9
Balance at End of Period	$195.9	$183.9	$179.7

(1)	Provision for uncollectible accounts included in expenses.

(2)	Currency translation and change in reserves due to acquisitions, net of divestitures.

(3)	Actual accounts written off against the allowance—net of recoveries.

(4)	Provisions for surplus and obsolete inventory included in expenses.

(5)	Inventory items written off against the allowance.

(6)	Increase in valuation allowance is recorded as a component of the provision for income taxes.

(7)	Includes valuation allowances recorded against other comprehensive income/loss or goodwill.

(8)	Amount primarily relates to the reversal of valuation allowances due to the realization of net operating loss carryforwards.