Form 10-Q
period 2014-03-31
TIMKEN CO
filed 2014-04-29
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number: 1-1169

THE TIMKEN COMPANY
(Exact name of registrant as specified in its charter)

OHIO	34-0577130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4500 Mt. Pleasant St., NW, North Canton, OH	44720-5450
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2014
Common Shares, without par value	91,249,362 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE TIMKEN COMPANY AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2014	2013
(Dollars in millions, except per share data)
Net sales	$1,104.5	$1,089.9
Cost of products sold	813.5	815.4
Gross Profit	291.0	274.5
Selling, general and administrative expenses	162.0	153.6
Impairment and restructuring charges	3.9	1.2
Separation costs	11.5	—
Operating Income	113.6	119.7
Interest expense	(5.5)	(6.4)
Interest income	1.0	0.5
Gain on sale of real estate	22.6	—
Other expense, net	(0.6)	—
Income Before Income Taxes	131.1	113.8
Provision for income taxes	47.3	38.8
Net Income	83.8	75.0
Less: Net income (loss) attributable to noncontrolling interest	0.3	(0.1)
Net Income attributable to The Timken Company	$83.5	$75.1
Net Income per Common Share attributable to The Timken Company Common Shareholders
Basic earnings per share	$0.90	$0.78
Diluted earnings per share	$0.90	$0.77
Dividends per share	$0.25	$0.23

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2014	2013
(Dollars in millions)

Net Income	$83.8	$75.0
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(0.6)	(16.1)
Pension and postretirement liability adjustment	13.2	29.6
Change in fair value of derivative financial instruments	—	0.8
Other comprehensive income	12.6	14.3
Comprehensive Income	96.4	89.3
Less: comprehensive income (loss) attributable to noncontrolling interest	0.8	(0.1)
Comprehensive Income attributable to The Timken Company	$95.6	$89.4
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	(Unaudited)
	March 31, 2014	December 31, 2013
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$248.3	$384.6
Restricted cash	15.1	15.1
Accounts receivable, less allowances (2014 – $11.9 million; 2013 – $10.3 million)	618.2	566.7
Inventories, net	829.7	809.9
Deferred income taxes	69.6	69.8
Deferred charges and prepaid expenses	29.5	27.6
Other current assets	59.2	63.8
Total Current Assets	1,869.6	1,937.5
Property, Plant and Equipment, net	1,559.9	1,558.1
Other Assets
Goodwill	358.4	358.7
Non-current pension assets	352.0	342.6
Other intangible assets	214.0	219.1
Deferred income taxes	10.1	10.1
Other non-current assets	54.0	51.8
Total Other Assets	988.5	982.3
Total Assets	$4,418.0	$4,477.9
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$22.2	$18.6
Accounts payable, trade	266.4	222.5
Salaries, wages and benefits	163.2	183.1
Income taxes payable	123.4	107.1
Deferred income taxes	7.8	7.6
Other current liabilities	148.5	190.5
Current portion of long-term debt	250.7	250.7
Total Current Liabilities	982.2	980.1
Non-Current Liabilities
Long-term debt	206.4	206.6
Accrued pension cost	167.9	179.0
Accrued postretirement benefits cost	226.9	233.9
Deferred income taxes	166.6	166.9
Other non-current liabilities	53.6	62.8
Total Non-Current Liabilities	821.4	849.2
Shareholders’ Equity
Class I and II Serial Preferred Stock, without par value:
Authorized – 10,000,000 shares each class, none issued	—	—
Common stock, without par value:
Authorized – 200,000,000 shares
Issued (including shares in treasury) (2014 – 98,375,135 shares; 2013 – 98,375,135 shares)
Stated capital	53.1	53.1
Other paid-in capital	899.0	896.4
Earnings invested in the business	2,646.8	2,586.4
Accumulated other comprehensive loss	(614.0)	(626.1)
Treasury shares at cost (2014 –7,125,773 shares; 2013 – 5,252,441 shares)	(383.3)	(273.2)
Total Shareholders’ Equity	2,601.6	2,636.6
Noncontrolling Interest	12.8	12.0
Total Equity	2,614.4	2,648.6
Total Liabilities and Shareholders’ Equity	$4,418.0	$4,477.9
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2014	2013
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income attributable to The Timken Company	$83.5	$75.1
Net income (loss) attributable to noncontrolling interest	0.3	(0.1)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49.1	48.4
(Gain) loss on sale of assets	(23.2)	0.6
Deferred income tax provision	—	(0.3)
Stock-based compensation expense	8.2	4.1
Excess tax benefits related to stock-based compensation	(2.4)	(4.5)
Pension and other postretirement expense	15.6	22.5
Pension contributions and other postretirement benefit payments	(22.9)	(117.1)
Changes in operating assets and liabilities:
Accounts receivable	(51.9)	(61.8)
Inventories	(20.8)	27.3
Accounts payable, trade	45.9	12.4
Other accrued expenses	(52.6)	(74.9)
Income taxes	11.2	31.5
Other, net	0.2	(1.0)
Net Cash Provided (Used) by Operating Activities	40.2	(37.8)
Investing Activities
Capital expenditures	(53.8)	(63.4)
Acquisitions, net of cash received	—	(14.4)
Proceeds from disposal of property, plant and equipment	5.8	0.6
Investments in short-term marketable securities, net	2.7	8.0
Other	0.3	0.1
Net Cash Used by Investing Activities	(45.0)	(69.1)
Financing Activities
Cash dividends paid to shareholders	(23.1)	(22.1)
Purchase of treasury shares	(117.7)	—
Proceeds from exercise of stock options	3.6	6.5
Excess tax benefits related to stock-based compensation	2.4	4.5
Payments on long-term debt	(0.2)	—
Short-term debt activity, net	4.1	(7.0)
Net Cash Used by Financing Activities	(130.9)	(18.1)
Effect of exchange rate changes on cash	(0.6)	(3.5)
Decrease In Cash and Cash Equivalents	(136.3)	(128.5)
Cash and cash equivalents at beginning of year	384.6	586.4
Cash and Cash Equivalents at End of Period	$248.3	$457.9
See accompanying Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions, except per share data)

Note 1 - Basis of Presentation

The accompanying Consolidated Financial Statements (unaudited) for The Timken Company (the Company) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by the accounting principles generally accepted in the United States (U.S. GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to the Consolidated Financial Statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

On September 5, 2013, the Company announced that its board of directors had approved a plan to pursue a separation of its steel business from its bearings and power transmission business through a spinoff, creating a new independent publicly traded steel company, TimkenSteel Corporation. The transaction is expected to be tax-free to shareholders and is expected to be completed by June 30, 2014, subject to certain conditions including, among others, approval of the Company's board of directors, declaration of the effectiveness of the registration statement on Form 10 and receipt of an opinion of our tax counsel regarding the tax free nature of the spinoff. One time transaction costs in connection with the separation of the two companies are expected to be approximately $95 million.

Note 2 - Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)." ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. ASU 2014-08 also requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This accounting guidance is effective for the Company for annual and interim reporting periods beginning after December 15, 2013. The adoption of this accounting guidance did not have a material impact on the Company's results of operations or financial condition.

Note 3 - Inventories

The components of inventories were as follows:

	March 31, 2014	December 31, 2013
Manufacturing supplies	$62.2	$59.7
Raw materials	89.8	94.5
Work in process	313.5	294.5
Finished products	388.5	381.5
Subtotal	854.0	830.2
Allowance for obsolete and surplus inventory	(24.3)	(20.3)
Total Inventories, net	$829.7	$809.9

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

The LIFO reserves at March 31, 2014 and December 31, 2013 were $280.0 million and $278.3 million, respectively. The Company recognized an increase in its LIFO reserve of $1.7 million during the first quarter of 2014, compared to a decrease in its LIFO reserve of $3.9 million during the first quarter of 2013.

Based on current expectations of inventory levels and costs, the Company expects to recognize an increase of approximately $10.6 million in its LIFO reserve for the year ended December 31, 2014. The expected increase in the LIFO reserve for 2014 reflects higher anticipated costs, especially scrap steel costs. A 1.0% increase in costs would increase the current LIFO expense estimate for 2014 by $5.6 million. An increase in inventory quantities would have no effect on the current LIFO expense estimate for 2014.

Note 4 - Property, Plant and Equipment

The components of property, plant and equipment were as follows:

	March 31, 2014	December 31, 2013
Land and buildings	$686.1	$685.0
Machinery and equipment	3,417.3	3,393.1
Subtotal	4,103.4	4,078.1
Accumulated depreciation	(2,543.5)	(2,520.0)
Property, Plant and Equipment, net	$1,559.9	$1,558.1

Depreciation expense for the three months ended March 31, 2014 and 2013 was $44.5 million and $43.8 million, respectively. At March 31, 2014 and December 31, 2013, machinery and equipment included $77.8 million and $81.1 million, respectively, of capitalized software. Depreciation expense on capitalized software for the three months ended March 31, 2014 and 2013 was approximately $4.5 million and $6.2 million, respectively. Capitalized interest during the three months ended March 31, 2014 and 2013 was $3.4 million and $2.2 million, respectively.

In November 2013, the Company finalized the sale of its former manufacturing site in Sao Paulo, Brazil (Sao Paulo). The Company expects to receive approximately $34 million over a twenty-four month period, of which $9.7 million was received as of March 31, 2014. The total cost of this transaction, including the net book value of the real estate and broker's commissions, was approximately $3 million. The Company began recognizing the gain on the sale of this site using the installment method. In the fourth quarter of 2013, the Company recognized a gain of $5.4 million ($5.4 million after tax). In the first quarter of 2014, the Company changed to the full accrual method of recognizing the gain after it had received 25% of the total sales value. As a result, the Company recognized the remaining gain of $22.6 million ($19.5 million after tax) related to this transaction during the first quarter of 2014. During the first quarter of 2014, the Company also recorded interest income of $0.7 million on deferred payments related to this transaction.

Note 5 - Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2014 were as follows:

	Mobile Industries	Process Industries	Aerospace	Steel	Total
Beginning balance	$22.3	$161.4	$162.4	$12.6	$358.7
Other	0.1	(0.4)	—	—	(0.3)
Ending balance	$22.4	$161.0	$162.4	$12.6	$358.4

“Other” primarily includes foreign currency translation adjustments.

The following table displays intangible assets as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014			As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$167.1	$54.5	$112.6	$167.3	$51.3	$116.0
Know-how	31.3	4.8	26.5	31.4	4.4	27.0
Industrial license agreements	0.2	0.1	0.1	0.1	0.1	—
Land-use rights	8.7	4.5	4.2	8.9	4.5	4.4
Patents	2.3	1.9	0.4	2.3	1.8	0.5
Technology	46.1	14.2	31.9	53.4	20.7	32.7
Trademarks	4.3	2.5	1.8	4.6	2.7	1.9
PMA licenses	8.8	4.1	4.7	8.8	4.0	4.8
Non-compete agreements	4.2	3.8	0.4	4.2	3.8	0.4
	$273.0	$90.4	$182.6	$281.0	$93.3	$187.7
Intangible assets not subject to amortization:
Tradename	$17.2	$—	$17.2	$17.2	$—	$17.2
FAA air agency certificates	14.2	—	14.2	14.2	—	14.2
	$31.4	$—	$31.4	$31.4	$—	$31.4
Total intangible assets	$304.4	$90.4	$214.0	$312.4	$93.3	$219.1

Amortization expense for intangible assets was $4.6 million for each of the three months ended March 31, 2014 and March 31, 2013, respectively. Amortization expense for intangible assets is estimated to be $18.5 million in 2014; $18.4 million in 2015; $18.0 million in 2016; $17.6 million in 2017; and $17.5 million in 2018.

Note 6 - Financing Arrangements

Short-term debt at March 31, 2014 and December 31, 2013 was as follows:

	March 31, 2014	December 31, 2013
Variable-rate lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 4.62% to 6.16% at March 31, 2014 and interest rates ranging from 0.87% to 4.86% at December 31, 2013.	$22.2	$18.6
Short-term debt	$22.2	$18.6

The lines of credit for certain of the Company’s foreign subsidiaries provide for short-term borrowings up to $217.0 million. Most of these lines of credit are uncommitted. At March 31, 2014, the Company’s foreign subsidiaries had borrowings outstanding of $22.2 million and guarantees of $1.4 million, which reduced the availability under these facilities to $193.4 million.

The Company has a $200 million Amended and Restated Asset Securitization Agreement (Asset Securitization Agreement), which matures on November 30, 2015. Under the terms of the Asset Securitization Agreement, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary, that in turn uses the trade receivables to secure borrowings, which are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the agreement are limited by certain borrowing base calculations. Any amounts outstanding under this Asset Securitization Agreement would be reported in short-term debt in the Company’s Consolidated Balance Sheet. As of March 31, 2014, there were no outstanding borrowings under the Asset Securitization Agreement. However, certain borrowing base limitations reduced the availability of the Asset Securitization Agreement to $190.7 million at March 31, 2014. The cost of this facility, which is the commercial paper rate plus program fees, is considered a financing cost and is included in interest expense in the Consolidated Statements of Income.

Long-term debt at March 31, 2014 and December 31, 2013 was as follows:

	March 31, 2014	December 31, 2013
Fixed-rate Medium-Term Notes, Series A, mature at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	$175.0	$175.0
Fixed-rate Senior Unsecured Notes, maturing on September 15, 2014, with an interest rate of 6.0%	250.0	249.9
Variable-rate State of Ohio Water Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.04% at March 31, 2014)	12.2	12.2
Variable-rate State of Ohio Air Quality Development Revenue Refunding Bonds, maturing on November 1, 2025 (0.13% at March, 31, 2014)	9.5	9.5
Variable-rate State of Ohio Pollution Control Revenue Refunding Bonds, maturing on June 1, 2033 (0.13% at March 31, 2014)	8.5	8.5
Other	1.9	2.2
	$457.1	$457.3
Less current maturities	250.7	250.7
Long-term debt	$206.4	$206.6

The Company has a $500 million Amended and Restated Credit Agreement (Senior Credit Facility), which matures on May 11, 2016. At March 31, 2014, the Company had no outstanding borrowings under the Senior Credit Facility but had letters of credit outstanding totaling $8.6 million, which reduced the availability under the Senior Credit Facility to $491.4 million. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At March 31, 2014, the Company was in full compliance with both of these covenants under the Senior Credit Facility.

Note 7 - Equity

The changes in the equity components for the three months ended March 31, 2014 were as follows:

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Earnings Invested in the Business	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non- controlling Interest
Balance at December 31, 2013	$2,648.6	$53.1	$896.4	$2,586.4	$(626.1)	$(273.2)	$12.0
Net income	83.8			83.5			0.3
Foreign currency translation adjustment	(0.6)				(1.1)		0.5
Pension and postretirement liability adjustment (net of the income tax benefit of $6.8 million)	13.2				13.2
Dividends – $0.25 per share	(23.1)			(23.1)
Excess tax benefit from stock compensation	2.4		2.4
Stock-based compensation expense	8.2		8.2
Stock purchased at cost	(117.7)					(117.7)
Stock option exercise activity	3.6		(3.9)			7.5
Restricted shares surrendered (issued)	—		(4.1)			4.1
Shares surrendered for taxes	(4.0)					(4.0)
Balance at March 31, 2014	$2,614.4	$53.1	$899.0	$2,646.8	$(614.0)	$(383.3)	$12.8

Note 8 - Accumulated Other Comprehensive Income (Loss)

The following tables presents details about components of accumulated other comprehensive income (loss) for the three months ended March 31, 2014 and the three months ended March 31, 2013, respectively:

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2013	$37.5	$(663.2)	$(0.4)	$(626.1)
Other comprehensive (loss) before reclassifications, before income tax	(0.6)	(0.3)	(0.2)	(1.1)
Amounts reclassified from accumulated other comprehensive income, before income tax	—	20.3	0.2	20.5
Income tax (benefit)	—	(6.8)	—	(6.8)
Net current period other comprehensive (loss) income, net of income taxes	(0.6)	13.2	—	12.6
Non-controlling interest	(0.5)	—	—	(0.5)
Net current period comprehensive (loss) income, net of income taxes and non-controlling interest	(1.1)	13.2	—	12.1
Balance at March 31, 2014	$36.4	$(650.0)	$(0.4)	$(614.0)

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2012	$49.0	$(1,061.5)	$(0.7)	$(1,013.2)
Other comprehensive (loss) income before reclassifications, before income tax	(16.1)	9.0	1.0	(6.1)
Amounts reclassified from accumulated other comprehensive income, before income tax	—	32.0	0.1	32.1
Income tax (benefit)	—	(11.4)	(0.3)	(11.7)
Net current period comprehensive (loss) income, net of income taxes and non-controlling interest	(16.1)	29.6	0.8	14.3
Balance at March 31, 2013	$32.9	$(1,031.9)	$0.1	$(998.9)

Other comprehensive (loss) income before reclassifications and income taxes includes the effect of foreign currency. The reclassification of the pension and postretirement liability adjustment was included in costs of products sold and selling, general and administrative expenses in the Consolidated Statements of Income. The reclassification of the remaining components of accumulated other comprehensive (loss) income were included in other income (expense), net in the Consolidated Statements of Income.

Note 9 - Earnings Per Share

The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Numerator:
Net income attributable to The Timken Company	$83.5	$75.1
Less: undistributed earnings allocated to nonvested stock	0.1	0.1
Net income available to common shareholders for basic earnings per share and diluted earnings per share	$83.4	$75.0
Denominator:
Weighted average number of shares outstanding, basic	92,172,595	95,848,450
Effect of dilutive securities:
Stock options and awards based on the treasury stock method	807,549	975,033
Weighted average number of shares outstanding, assuming dilution of stock options and awards	92,980,144	96,823,483
Basic earnings per share	$0.90	$0.78
Diluted earnings per share	$0.90	$0.77

The exercise prices for certain stock options that the Company has awarded exceed the average market price of the Company’s common shares. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. The antidilutive stock options outstanding during the three months ended March 31, 2014 and 2013 were 904,555 and 307,240, respectively.

Note 10 - Segment Information

The primary measurement used by management to measure the financial performance of each segment is EBIT (earnings before interest and taxes).

	Three Months Ended March 31,
	2014	2013
Net sales to external customers:
Mobile Industries	$344.5	$397.0
Process Industries	309.8	283.9
Aerospace	82.7	82.5
Steel	367.5	326.5
	$1,104.5	$1,089.9
Intersegment sales:
Mobile Industries	$0.2	$0.1
Process Industries	0.4	1.3
Steel	22.6	19.6
	$23.2	$21.0
Segment EBIT:
Mobile Industries	$56.1	$51.2
Process Industries	51.8	42.6
Aerospace	6.5	8.6
Steel	54.4	35.8
Total EBIT for reportable segments	$168.8	$138.2
Unallocated corporate expenses	(21.0)	(19.9)
Separation costs	(11.5)	—
Interest expense	(5.5)	(6.4)
Interest income	1.0	0.5
Intersegment adjustments	(0.7)	1.4
Income before income taxes	$131.1	$113.8

Note 11 - Impairment and Restructuring Charges

Impairment and restructuring charges by segment are comprised of the following:

For the three months ended March 31, 2014:

	Mobile Industries	Process Industries	Total
Severance and related benefit costs	$2.5	$0.5	$3.0
Exit costs	0.3	0.6	0.9
Total	$2.8	$1.1	$3.9

For the three months ended March 31, 2013:

	Mobile Industries	Process Industries	Total
Severance and related benefit costs	$0.8	$0.2	$1.0
Exit costs	0.2	—	0.2
Total	$1.0	$0.2	$1.2

The following discussion explains the impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above.

Mobile Industries

In May 2012, the Company announced the closure of its manufacturing facility in St. Thomas, Ontario, Canada (St. Thomas), which was expected to be completed in approximately one year, and was intended to consolidate bearing production from this plant with its existing U.S. operations to better align the Company's manufacturing footprint with customer demand. The Company also moved customer service for the Canadian market to its offices in Toronto. The Company completed the closure of this manufacturing facility on March 31, 2013. The closure of the St. Thomas manufacturing facility displaced 190 employees. The Company expects to incur pretax costs of approximately $55 million to $60 million in connection with this closure, of which approximately $20 million to $25 million is expected to be pretax cash costs.

The Company has incurred pretax costs related to this closure of approximately $42.4 million as of March 31, 2014, including rationalization costs recorded in cost of products sold. During the first quarter of 2014, the Company recorded $0.8 million of severance and related benefits, including pension settlement charges of $0.7 million, related to this closure. During the first three months of 2013, the Company recorded $0.8 million of severance and related benefits related to this closure.

In March 2007, the Company announced the closure of its manufacturing facility in Sao Paulo. The Company completed the closure of this manufacturing facility on March 31, 2010. Mobile Industries has incurred cumulative pretax costs of approximately $55.2 million as of March 31, 2014 related to this closure. During the first three months of 2014, the Company recorded $0.3 million of exit costs associated with the closure of this facility.

In addition to the above charges, the Company incurred $1.0 million of severance and related benefit costs related to the rationalization of one of its facilities in Europe during the first three months of 2014.

Workforce Reductions:
During 2013, the Company began the realignment of its organization to improve efficiency and reduce costs. During the first three months of 2014, the Company recognized $1.2 million of severance and related benefit costs to eliminate approximately 30 positions. Of the $1.2 million charge for the first three months of 2014, $0.7 million related to the Mobile Industries segment and $0.5 million related to the Process Industries segment.

The following is a rollforward of the consolidated restructuring accrual for the three months ended March 31, 2014 and the twelve months ended December 31, 2013:

	March 31, 2014	December 31, 2013
Beginning balance, January 1	$10.8	$17.6
Expense	3.2	8.7
Payments	(3.4)	(15.5)
Ending balance	$10.6	$10.8

The restructuring accrual at March 31, 2014 and December 31, 2013 was included in other current liabilities on the Consolidated Balance Sheets. The restructuring accrual at March 31, 2014 excluded costs related to the settlement of pension benefit plans of $0.7 million.

Note 12 - Separation Costs

Separation costs for the quarter ended March 31, 2014 were as follows:

2014
Severance expense and related benefit costs	$2.3
Professional fees	9.2
Total	$11.5

On September 5, 2013, the Company announced that its board of directors had approved a plan to pursue a separation of its steel business from its bearings and power transmission business through a spinoff, creating a new independent publicly traded steel company, TimkenSteel Corporation. The transaction is expected to be tax-free to shareholders and is expected to be completed by June 30, 2014, subject to certain conditions including, among others, approval of the Company's board of directors, declaration of the effectiveness of the registration statement on Form 10 and receipt of an opinion of our tax counsel regarding the tax free nature of the spinoff. One-time transaction costs in connection with the separation of the two companies are expected to be approximately $95 million, consisting of $75 million of expense and $20 million of capital. The majority of these costs include consulting and professional fees associated with preparing for the spinoff. In addition, these costs include a cost reduction initiative to eliminate corporate positions to mitigate the incremental enterprise costs associated with operating two separate companies. The expected cost of this cost reduction initiative is expected to be approximately $15 million.

In the first quarter of 2014, the Company recorded $2.3 million of severance and related benefit costs related to the cost reduction initiative. The Company also recorded $9.2 million of professional fees related to the planned spinoff of the steel business.

The following is a rollforward of the consolidated separation accrual for the quarter ended March 31, 2014:

2014
Beginning balance, January 1	$5.7
Expense	11.5
Payments	(10.9)
Ending balance, December 31	$6.3

The separation accrual at March 31, 2014 was included in other current liabilities in the Consolidated Balance Sheets. At March 31, 2014, accrued separation costs included $3.2 million related to severance and related benefit costs and $3.1 million related to professional fees. The professional fees are recorded when incurred.

Note 13 - Retirement and Postretirement Benefit Plans

The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension and postretirement benefit plans. The amounts for the three months ended March 31, 2014 are based on updated actuarial calculations prepared during the fourth quarter of 2013. The net periodic benefit cost recorded for the three months ended March 31, 2014 is the Company’s best estimate of each period’s proportionate share of the amounts to be recorded for the year ending December 31, 2014.

	Pension		Postretirement
	Three Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$7.9	$10.1	$0.7	$0.8
Interest cost	37.0	34.0	6.1	5.7
Expected return on plan assets	(53.6)	(57.3)	(2.8)	(2.8)
Amortization of prior service cost (credit)	1.0	1.2	0.1	(0.1)
Amortization of net actuarial loss	18.5	29.2	—	1.7
Pension curtailments and settlements	0.7	—	—	—
Net periodic benefit cost	$11.5	$17.2	$4.1	$5.3

Note 14 - Income Taxes

The Company's provision for income taxes in interim periods is computed by applying the estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior year tax liabilities, are recorded during the period(s) in which they occur.

	Three Months Ended March 31,
	2014	2013
Provision for income taxes	$47.3	$38.8
Effective tax rate	36.1%	34.1%

The effective tax rate in the first quarter of 2014 was higher than the U.S. federal statutory rate of 35% primarily due to U.S. taxation of foreign earnings, certain non-deductible U.S. expenses primarily due to the Company's separation costs, U.S. state and local taxes and losses at certain foreign subsidiaries where no tax benefit could be recorded. These factors were partially offset by earnings in certain foreign jurisdictions where the effective tax rate is less than 35%, tax benefits related to foreign tax credits, the U.S. manufacturing deduction and certain discrete tax benefits.

The effective tax rate in the first quarter of 2013 was lower than the U.S. federal statutory rate of 35% primarily due to earnings in certain foreign jurisdictions where the effective tax rate is less than 35%, tax benefits related to foreign tax credits, the U.S. manufacturing deduction, the U.S. research tax credit, and other discrete net income tax benefits related to the 2012 U.S. research tax credit that was recognized in full as a result of the enactment of the American Taxpayer Relief Act of 2012 on January 2, 2013. These factors were partially offset by U.S. state and local taxes, U.S. taxation of foreign income, and losses at certain foreign subsidiaries where no tax benefit could be recorded.

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

The following table presents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$248.3	$231.1	$17.2	$—
Restricted cash	15.1	$—	15.1	—
Short-term investments	10.9	—	10.9	—
Foreign currency hedges	0.5	—	0.5	—
Total Assets	$274.8	$231.1	$43.7	$—
Liabilities:
Foreign currency hedges	$4.7	$—	$4.7	$—
Total Liabilities	$4.7	$—	$4.7	$—

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$384.6	$320.4	$64.2	$—
Restricted cash	15.1	—	15.1	—
Short-term investments	13.9	—	13.9	—
Foreign currency hedges	0.9	—	0.9	—
Total Assets	$414.5	$320.4	$94.1	$—
Liabilities:
Foreign currency hedges	$9.3	$—	$9.3	$—
Total Liabilities	$9.3	$—	$9.3	$—

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

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, net, accounts payable, trade, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, net, accounts payable, trade and short-term borrowings are a reasonable estimate of their fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $478.1 million and $474.5 million at March 31, 2014 and December 31, 2013, respectively. The carrying value of this debt was $447.1 million and $441.6 million at March 31, 2014 and December 31, 2013, respectively. The fair value of long-term fixed debt was measured using Level 2 inputs.

Note 16 - Subsequent Events

On April 28, 2014, the Company completed the acquisition of the assets from (a) Maine Industrial Repair Services, Inc.; (b) Schulz Electric Company; (c) S.E.C. Electrical; and (d) Stultz Electric Motor & Controls, which are collectively operated under the d/b/a Schulz Group (Schulz) for $12.0 million. Schulz provides electric motor and generator repairs, motor rewinds, custom controls and panels, systems integration, pump services, machine rebuilds, hydro services and diagnostics for a broad range of commercial and industrial applications. Schulz serves customers nationwide in the commercial nuclear power market sector, as well as regionally in the hydro and fossil fuel market sectors, water management, paper and general manufacturing sectors in the New England and Mid-Atlantic regions. Based in New Haven, Connecticut, Schulz employs 125 people and had 2013 sales of approximately $18 million. The Company will report the results for Schulz in the Process Industries segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Overview

Introduction:

The Timken Company, a global industrial technology leader, applies its deep knowledge of materials, friction management and mechanical power transmission to improve the reliability and efficiency of industrial machinery and equipment all around the world. The Company engineers, manufactures and markets high-performance engineered steel, bearings and related mechanical power transmission components and services. Timken® bearings, alloy steel bars and tubes, as well as transmissions, gearboxes, chain, and related products and services, support diversified markets worldwide through the original equipment manufacturers (OEMs) and aftermarket channels. The Company operates under four segments: (1) Mobile Industries; (2) Process Industries; (3) Aerospace; and (4) Steel. The following further describes these business segments:

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

•
Steel manufactures alloy steel as well as carbon and mico-alloy steel. Included in its portfolio are specialty bar quality (SBQ) bars, seamless mechanical tubing and precision steel components.  In addition, it supplies machining and thermal treatment services, as well as manages raw material recycling programs, which are done as a feeder system for its operations.

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

•
Differentiating its businesses and its products, offering a broad array of mechanical power transmission components, high-performance steel and related solutions and services. In 2013, the Company announced the opening of its new industrial service center in Raipur, India, which will provide gear drive and bearing repair and upgrade services to meet growing customers demand for Timken industrial services outside the United States. Additionally, the Company expanded its product portfolio, launching new Timken® SNT plummer blocks and seals, adding new Timken® encoders and designing two new high-performance Timken® alloy steels to meet specific needs of the oil and gas industry.

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

The following items highlight the Company's most recent accomplishments:

•
In February 2014, the Company filed TimkenSteel Corporation's initial Form 10 Registration Statement for the planned separation from The Timken Company in a tax-free spinoff, which is expected to be completed by June 30, 2014, subject to certain conditions including, among others, approval of the Company's board of directors, declaration of the effectiveness of the registration statement on Form 10 and receipt of an opinion of our tax counsel regarding the tax free nature of the spinoff.

•
On March 24, 2014, the Company announced two strategic joint ventures to pursue growth opportunities in emerging markets, including an agreement with United Wagon Company (UWC) to manufacture rail bearings and an agreement with European Bearing Corporation (EPK) to design and manufacture bearings aimed at serving industrial markets.

Overview:

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Net sales	$1,104.5	$1,089.9	$14.6	1.3%
Net income attributable to The Timken Company	83.5	75.1	8.4	11.2%
Diluted earnings per share	$0.90	$0.77	$0.13	16.9%
Average number of shares – diluted	92,980,144	96,823,483	—	(4.0)%

The increase in sales for the first quarter of 2014 compared to the first quarter of 2013 was primarily driven by higher volume in the Steel and Process Industries segments, higher raw material surcharges and the impact of prior-year acquisitions, partially offset by lower volume in the Mobile Industries segment and the impact of foreign currency exchange. For the first quarter of 2014, net income per diluted share was $0.90, compared to $0.77 per diluted share for the first quarter of 2013. The Company's net income for the first quarter of 2014 was higher than the first quarter of 2013 primarily due to a gain on the sale of the Company's former manufacturing site in Sao Paulo, lower manufacturing costs and higher raw material surcharges (net of raw material costs), partially offset by costs related to the planned spinoff of the steel business, higher selling, general and administrative expenses, unfavorable sales mix and higher LIFO expense.

Outlook:

The Company's outlook reflects its current business structure with all four operating segments in place for the full twelve months of 2014. The Company expects 2014 full-year sales to increase approximately 7% compared to 2013, primarily driven by higher demand in the industrial, off-highway, energy, defense and rail end-market sectors. The Company's earnings are expected to be higher in 2014 compared to 2013, primarily due to higher demand and the impact from cost-reduction initiatives.

From a liquidity standpoint, the Company expects to generate cash from operations of approximately $500 million in 2014, an increase of approximately 20% from 2013, as the Company anticipates higher net income and lower pension contributions, partially offset by higher cash used for income taxes and working capital items. Pension contributions are expected to be approximately $20 million in 2014, compared to $120.7 million in 2013. The Company expects capital expenditures to be approximately $300 million in 2014, compared to $325.8 million in 2013.

The Statement of Income

Sales by Segment:

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Mobile Industries	$344.5	$397.0	$(52.5)	(13.2)%
Process Industries	309.8	283.9	25.9	9.1%
Aerospace	82.7	82.5	0.2	0.2%
Steel	367.5	326.5	41.0	12.6%
Total Company	$1,104.5	$1,089.9	$14.6	1.3%

Net sales for the first quarter of 2014 increased approximately $15 million, or 1.3%, compared to the first quarter of 2013, primarily due to higher volume of approximately $45 million in the Steel and Process Industries segments, higher raw material surcharges of approximately $20 million and acquisitions of approximately $10 million. These factors were partially offset by lower volume of approximately $50 million in the Mobile Industries segment and the impact of foreign currency exchange of approximately $10 million.

Gross Profit:

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Gross profit	$291.0	$274.5	$16.5	6.0%
Gross profit % to net sales	26.3%	25.2%	—	110 bps

Gross profit increased in the first quarter of 2014 compared to the first quarter of 2013 primarily due to the impact of lower manufacturing costs and net material costs totaling approximately $30 million. These factors were partially offset by unfavorable sales mix of approximately $5 million, higher LIFO expense of approximately $5 million and higher logistics costs of approximately $5 million.

Selling, General and Administrative Expenses:

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Selling, general and administrative expenses	$162.0	$153.6	$8.4	5.5%
Selling, general and administrative expenses % to net sales	14.7%	14.1%	—	60 bps

The increase in selling, general and administrative expenses in the first quarter of 2014 compared to the first quarter of 2013 was primarily due to higher incentive compensation expense of approximately $6 million, the impact of acquisitions of approximately $3 million and an increase in the Company's allowance for doubtful accounts of approximately $2 million related to the currency situation in Venezuela. These factors were partially offset by the benefit of cost reduction initiatives launched in 2014 of approximately $4 million.

Impairment and Restructuring:

	Three Months Ended March 31,
	2014	2013	$ Change
Severance and related benefit costs	$3.0	$1.0	$2.0
Exit costs	0.9	0.2	0.7
Total	$3.9	$1.2	$2.7

Impairment and restructuring charges of $3.9 million in the first quarter of 2014 were primarily due to severance and related benefit costs of approximately $2 million related to initiatives to reduce headcount in the bearings and power transmission business and approximately $1 million related to the closure of the manufacturing facility in St. Thomas. Impairment and restructuring charges of $1.2 million in the first quarter of 2013 were primarily due to severance and related benefit costs of approximately $1 million related to the closure of the manufacturing facility in St. Thomas.

Separation costs:

	Three Months Ended March 31,
	2014	2013	$ Change
Severance and related benefit costs	$2.3	$—	$2.3
Professional costs	9.2	—	9.2
Total	$11.5	$—	$11.5

On September 5, 2013, the Company announced its intent to pursue a separation of the Company's steel business from its bearings and power transmission business through a tax-free spinoff, creating a new independent publicly traded steel company, TimkenSteel Corporation, that is expected to be completed by June 30, 2014. The spinoff is subject to certain conditions including, among others, approval of the Company's board of directors, declaration of the effectiveness of the registration statement on Form 10 and receipt of an opinion of our tax counsel regarding the tax free nature of the spinoff.

In connection with the spinoff, the Company expects to incur one-time separation costs of approximately $95 million, consisting of $75 million of expense and $20 million of capital. Included in these costs is approximately $15 million of severance and related benefit costs related to a cost reduction initiative that is expected to generate an additional $20 million of annualized savings. These savings are intended to mitigate the incremental enterprise costs associated with operating two independent companies.

During the first quarter of 2014, the Company incurred $16.2 million of costs related to the planned spinoff of the steel business, which includes $4.7 million that has been capitalized. Through March 31, 2014, the Company has incurred a total of approximately $30 million of costs, which includes approximately $5 million that has been capitalized, related to the planned spinoff.

Interest Expense and Income:

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Interest (expense)	$(5.5)	$(6.4)	$0.9	(14.1)%
Interest income	$1.0	$0.5	$0.5	100.0%

Interest expense for the first quarter of 2014 decreased compared to the first quarter of 2013 primarily due to higher capitalized interest. Interest income for the first quarter of 2014 increased compared to the first quarter of 2013 primarily due to interest income recognized on the deferred payments related to the sale of the Company's former manufacturing site in Sao Paulo .

Other Income (Expense):

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Gain on sale of real estate in Brazil	$22.6	$—	$22.6	NM
Other (expense) income, net	$(0.6)	$—	$(0.6)	NM
Total Other Income (Expense)	$22.0	$—	$22.0	NM

In November 2013, the Company finalized the sale of its former manufacturing site in Sao Paulo, resulting in a $5.4 million gain. During the first quarter of 2014, the Company recognized an additional gain of $22.6 million related to this transaction. Refer to Note 4 - Property, Plant and Equipment for additional information on the gain.

Income Tax Expense:

	Three Months Ended March 31,
	2014	2013	$ Change	Change
Income tax expense	$47.3	$38.8	$8.5	21.9%
Effective tax rate	36.1%	34.1%	—	200	bps

The increase in the effective tax rate in the first quarter of 2014 compared to the first quarter of 2013 was primarily due to certain non-deductible U.S. expenses related to the Company's separation costs, the expiration of the U.S. research tax credit at the end of 2013, U.S. taxation of foreign earnings and lower discrete tax benefits realized in the first quarter of 2014. These factors were partially offset by earnings in certain foreign jurisdictions where the effective tax rate is less than 35%, tax benefits related to foreign tax credits and the U.S. manufacturing deduction and lower U.S. state and local taxes.

Business Segments

The primary measurement used by management to measure the financial performance of each segment is EBIT. Refer to Note 10 - Segment Information in the Notes to the Consolidated Financial Statements for the reconciliation of EBIT by segment to consolidated income before income taxes.

The presentation of segment results below includes a reconciliation of the changes in net sales for each segment reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions made in 2013 and currency exchange rates. The effects of acquisitions and currency exchange rates on net sales are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period. During the first quarter of 2013, the Company completed the acquisition of Interlube Systems Ltd. (Interlube). Results for Interlube are reported in the Mobile Industries segment. During the second quarter of 2013, the Company completed the acquisition of Hamilton Gear Ltd., d/b/a Standard Machine (Standard Machine), as well as substantially all of the assets of Smith Services, Inc. (Smith Services). Results for Standard Machine and Smith Services are reported in the Process Industries segment.

Mobile Industries Segment:

	Three Months Ended March 31,
	2014	2013	$ Change	Change
Net sales, including intersegment sales	$344.7	$397.1	$(52.4)	(13.2)%
EBIT	$56.1	$51.2	$4.9	9.6%
EBIT margin	16.3%	12.9%	—	340	bps

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Net sales, including intersegment sales	$344.7	$397.1	$(52.4)	(13.2)%
Less: Acquisitions	3.2	—	3.2	NM
Currency	(5.9)	—	(5.9)	NM
Net sales, excluding the impact of acquisitions and currency	$347.4	$397.1	$(49.7)	(12.5)%

The Mobile Industries segment's net sales, excluding the effects of acquisitions and currency-rate changes, decreased in the first quarter of 2014 compared to the first quarter of 2013 primarily due to lower volume of approximately $50 million. The lower volume was seen across most market sectors, led by a 39% decrease in light vehicle, a 17% decrease in heavy truck and a 7% decrease in off-highway, partially offset by a 16% increase in rail. The decrease in volume in the light vehicle market sector was primarily due to planned program exits that concluded at the end of 2013. EBIT increased in the first quarter of 2014 compared to the first quarter of 2013 primarily due to the recognition of the gain on the sale of the Company's former manufacturing site in Sao Paulo of $22.6 million, partially offset by the impact of lower volume of approximately $20 million.

Full-year sales for the Mobile Industries segment are expected to be down 3% to 8% in 2014 compared to 2013. The expected decrease is primarily due to a decrease in light-vehicle volume of approximately 30%, driven by planned program exits of approximately $110 million that concluded at the end of 2013, partially offset by an increase in rail volume of approximately 15% and an increase in off-highway volume of approximately 5%. EBIT for the Mobile Industries segment is expected to remain approximately the same in 2014 compared to 2013 as a result of the recognition of the gain related to the sale of the Company's former manufacturing site in Sao Paulo, offset by the impact of lower volume.

Process Industries Segment:

	Three Months Ended March 31,
	2013	2012	$ Change	Change
Net sales, including intersegment sales	$310.2	$285.2	$25.0	8.8%
EBIT	$51.8	$42.6	$9.2	21.6%
EBIT margin	16.7%	14.9%	—	180	bps

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Net sales, including intersegment sales	$310.2	$285.2	$25.0	8.8%
Less: Acquisitions	8.4	—	8.4	NM
Currency	(2.2)	—	(2.2)	NM
Net sales, excluding the impact of acquisitions and currency	$304.0	$285.2	$18.8	6.6%

The Process Industries segment's net sales, excluding the effects of acquisitions and currency-rate changes, increased in the first quarter of 2014 compared to the same period in 2013 primarily due to higher volume of approximately $15 million. The higher volume was seen across most market sectors, led by an increase in wind energy demand of approximately $15 million. EBIT was higher in the first quarter of 2014 compared to the first quarter of 2013 primarily due to the impact of higher volume of approximately $10 million and lower manufacturing cost of approximately $5 million, partially offset by higher selling, general and administrative expenses of approximately $5 million. EBIT margin increased in the first quarter of 2014 compared to the first quarter of 2013 primarily due to higher volume in the wind energy market sector.

Full-year sales for the Process Industries segment are expected to increase 7% to 12% in 2014 compared to 2013, primarily driven by increased demand across most industrial market sectors, the impact of acquisitions and improved penetration in targeted original equipment market sectors. EBIT for the Process Industries segment is expected to increase in 2014 compared to 2013 primarily due to the impact of higher volume.

Aerospace Segment:

	Three Months Ended March 31,
	2014	2013	$ Change	Change
Net sales, including intersegment sales	$82.7	$82.5	$0.2	0.2%
EBIT	$6.5	$8.6	$(2.1)	(24.4)%
EBIT margin	7.9%	10.4%	—	(250	) bps

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Net sales, including intersegment sales	$82.7	$82.5	$0.2	0.2%
Less: Currency	0.3	—	0.3	NM
Net sales, excluding the impact of currency	$82.4	$82.5	$(0.1)	(0.1)%

The Aerospace segment's net sales, excluding the effects of currency-rate changes, were flat in the first quarter of 2014 compared to the first quarter of 2013. EBIT for the first quarter of 2014 was down compared to the first quarter of 2013 primarily due to unfavorable sales mix of approximately $2 million.

Full-year sales for the Aerospace segment are expected to increase 5% to 10% in 2014 compared to 2013, primarily due to increased demand across most market sectors led by an increase in defense demand. EBIT for the Aerospace segment is expected to increase in 2014 compared to 2013 primarily due to the impact of higher volume and lower manufacturing costs, partially offset by unfavorable sales mix.

Steel Segment:

	Three Months Ended March 31,
	2014	2013	$ Change	Change
Net sales, including intersegment sales	$390.1	$346.1	$44.0	12.7%
EBIT	$54.4	$35.8	$18.6	52.0%
EBIT margin	13.9%	10.3%	—	360	bps

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Net sales, including intersegment sales	$390.1	$346.1	$44.0	12.7%
Less: Currency	(0.1)	—	(0.1)	NM
Net sales, excluding the impact of currency	$390.2	$346.1	$44.1	12.7%

The Steel segment's net sales for the first quarter of 2014, excluding the effects of currency-rate changes, increased compared to the first quarter of 2013 primarily driven by higher volume of approximately $30 million and higher raw material surcharges of approximately $15 million. The higher volume was led by a 29% increase in oil and gas demand and an 18% increase in industrial demand. Surcharges increased to approximately $90 million in the first quarter of 2014 from approximately $75 million in the first quarter of 2013. Surcharges are a pricing mechanism that the Company uses to recover scrap steel and certain alloy costs, which are derived from published monthly indices. The higher surcharges were a result of higher volume and higher market prices for certain input raw materials such as scrap steel.

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
Scrap index per ton	$440	$388	$52	13.4%
Shipments (in tons)	251,000	233,000	18,000	7.7%
Average selling price per ton, including surcharges	$1,551	$1,487	$64	4.3%

The Steel segment's EBIT increased in the first quarter of 2014 compared to the first quarter of 2013 primarily due to higher volume and favorable mix of approximately $15 million, the impact of higher raw material surcharges of approximately $15 million and improved manufacturing performance of approximately $10 million, partially offset by higher raw material costs of approximately $15 million and higher LIFO expense of approximately $5 million. Raw material costs per ton consumed in the manufacturing process on tons shipped, including scrap steel and alloys, increased 3% in the first quarter of 2014 compared to the first quarter of 2013, to an average cost of $478 per ton.

Full-year sales for the Steel segment are expected to increase 15% to 20% in 2014 compared to 2013, primarily due to higher volume and higher surcharges. The Company expects higher volume to be driven by increases in oil and gas and industrial demand of over 35% each, with mobile demand remaining relatively flat. EBIT for the Steel segment is expected to increase in 2014 compared to 2013, driven by the impact of higher volume, favorable mix, higher surcharges and lower manufacturing costs, partially offset by higher raw material costs and higher LIFO expense. Scrap, alloy and energy costs are expected to increase compared to 2013.

Corporate:

	Three Months Ended March 31,
	2014	2013	$ Change	Change
Corporate expenses	$21.0	$19.9	$1.1	5.5%
Corporate expenses % to net sales	1.9%	1.8%	—	10	bps

The increase in corporate expenses in the first quarter of 2014 compared to the same period in the prior year was primarily due to higher incentive compensation expense of approximately $1 million.

The Balance Sheet

The following discussion is a comparison of the Consolidated Balance Sheets at March 31, 2014 and December 31, 2013.

Current Assets:

	March 31, 2014	December 31, 2013	$ Change	% Change
Cash and cash equivalents	$248.3	$384.6	$(136.3)	(35.4)%
Restricted cash	15.1	15.1	—	—%
Accounts receivable, net	618.2	566.7	51.5	9.1%
Inventories, net	829.7	809.9	19.8	2.4%
Deferred income taxes	69.6	69.8	(0.2)	(0.3)%
Deferred charges and prepaid expenses	29.5	27.6	1.9	6.9%
Other current assets	59.2	63.8	(4.6)	(7.2)%
Total current assets	$1,869.6	$1,937.5	$(67.9)	(3.5)%

Cash and cash equivalents decreased primarily due to the Company's purchase of approximately 2 million of its common shares for an aggregate of $117.7 million. Accounts receivable increased as a result of the timing of sales in the first quarter of 2014 compared to the fourth quarter of 2013, with higher sales during the month of March compared to the month of December. Inventories increased to match higher demand, partially offset by higher inventory reserves.

Property, Plant and Equipment, Net:

	March 31, 2014	December 31, 2013	$ Change	% Change
Property, plant and equipment	$4,103.4	$4,078.1	$25.3	0.6%
Accumulated depreciation	(2,543.5)	(2,520.0)	(23.5)	0.9%
Property, plant and equipment, net	$1,559.9	$1,558.1	$1.8	0.1%

The increase in property, plant and equipment in the first three months of 2014 was primarily due to current-year capital expenditures exceeding depreciation expense. See "Other Matters - Capital Expenditures" for more information.

Other Assets:

	March 31, 2014	December 31, 2013	$ Change	% Change
Goodwill	$358.4	$358.7	$(0.3)	(0.1)%
Non-current pension assets	352.0	342.6	$9.4	2.7%
Other intangible assets	214.0	219.1	(5.1)	(2.3)%
Deferred income taxes	10.1	10.1	—	—%
Other non-current assets	54.0	51.8	2.2	4.2%
Total other assets	$988.5	$982.3	$6.2	0.6%

The increase in non-current pension assets was primarily due to the expected return on plan assets exceeding service and interest costs for the Company's U.S. defined benefit pension plans. The decrease in other intangible assets was primarily due to current-year amortization expense.

Current Liabilities:

	March 31, 2014	December 31, 2013	$ Change	% Change
Short-term debt	$22.2	$18.6	$3.6	19.4%
Accounts payable	266.4	222.5	43.9	19.7%
Salaries, wages and benefits	163.2	183.1	(19.9)	(10.9)%
Income taxes payable	123.4	107.1	16.3	15.2%
Deferred income taxes	7.8	7.6	0.2	2.6%
Other current liabilities	148.5	190.5	(42.0)	(22.0)%
Current portion of long-term debt	250.7	250.7	—	NM
Total current liabilities	$982.2	$980.1	$2.1	0.2%

The increase in accounts payable was due to higher purchases to meet production requirements. The decrease in accrued salaries, wages and benefits was the result of the payout of the 2013 performance-based compensation, partially offset by accruals in 2014 for performance-based compensation. The increase in income taxes payable in the first three months of 2014 was primarily due to the provision for current-year income taxes, partially offset by tax payments in 2014. The decrease in other current liabilities during the first three months of 2014 was primarily due to the recognition of deferred revenue related to the sale of the Company's former manufacturing site in Sao Paulo, the payment of interest on the Company's fixed-rate senior unsecured notes and the payout of customer rebates.

Non-Current Liabilities:

	March 31, 2014	December 31, 2013	$ Change	% Change
Long-term debt	$206.4	$206.6	$(0.2)	(0.1)%
Accrued pension cost	167.9	179.0	(11.1)	(6.2)%
Accrued postretirement benefits cost	226.9	233.9	(7.0)	(3.0)%
Deferred income taxes	166.6	166.9	(0.3)	(0.2)%
Other non-current liabilities	53.6	62.8	(9.2)	(14.6)%
Total non-current liabilities	$821.4	$849.2	$(27.8)	(3.3)%

The decrease in accrued pension cost during the first three months of 2014 was primarily due to the Company's contributions of $11.9 million to its global defined benefit pension plans. The decrease in accrued postretirement benefits cost during the first quarter of 2014 was primarily due to postretirement benefit payments.

Shareholders’ Equity:

	March 31, 2014	December 31, 2013	$ Change	% Change
Common stock	$952.1	$949.5	$2.6	0.3%
Earnings invested in the business	2,646.8	2,586.4	60.4	2.3%
Accumulated other comprehensive loss	(614.0)	(626.1)	12.1	(1.9)%
Treasury shares	(383.3)	(273.2)	(110.1)	40.3%
Noncontrolling interest	12.8	12.0	0.8	6.7%
Total shareholders’ equity	$2,614.4	$2,648.6	$(34.2)	(1.3)%

Earnings invested in the business increased in the first three months of 2014 by net income attributable to the Company of $83.5 million, partially offset by dividends declared of $23.1 million. The decrease in accumulated other comprehensive loss was primarily due to a $13.2 million after-tax adjustment as a result of amortization of actuarial losses and prior-year service costs for defined benefit pension and postretirement plans, partially offset by a $1.1 million decrease in foreign currency translation. The foreign currency translation adjustments were due to the strengthening of the U.S. dollar relative to other currencies, such as the Canadian Dollar and the Chinese Yuan. See "Other Matters - Foreign Currency" for further discussion regarding the impact of foreign currency translation. The increase in treasury shares was primarily due to the Company's purchase of approximately 2 million of its common shares for an aggregate of $117.7 million, partially offset by net shares issued for stock compensation plans, during the first three months of 2014.

Cash Flows

	Three Months Ended March 31,
	2014	2013	$ Change
Net cash provided (used) by operating activities	$40.2	$(37.8)	$78.0
Net cash used by investing activities	(45.0)	(69.1)	24.1
Net cash used by financing activities	(130.9)	(18.1)	(112.8)
Effect of exchange rate changes on cash	(0.6)	(3.5)	2.9
Decrease in cash and cash equivalents	$(136.3)	$(128.5)	$(7.8)

Operating activities provided net cash of $40.2 million in the first three months of 2014, after using net cash of $37.8 million in the first three months of 2013. The change in cash from operating activities was primarily due to lower pension contributions and other postretirement benefit payments, lower cash required for working capital items and an increase in net income, partially offset by lower cash provided from income taxes. Pension contributions and other postretirement benefit payments were $22.9 million in the first three months of 2014, compared to $117.1 million in the first three months of 2013. Net income attributable to The Timken Company increased $8.4 million in the first three months of 2014 compared to the first three months of 2013. Cash used for working capital items, such as accounts receivable, inventories and other accrued expense, decreased in the first three months of 2014, compared to the first three months of 2013. Income tax accruals provided cash of $11.2 million in the first three months of 2014, compared to $31.5 million in the first three months of 2013. The decrease in income tax accruals was due to higher cash taxes paid in 2014.

The following chart displays the impact of working capital items on cash during the first three months of 2014 and 2013, respectively:

	Three Months Ended March 31,
	2014	2013
Cash Provided (Used):
Accounts receivable	$(51.9)	$(61.8)
Inventories	(20.8)	27.3
Trade accounts payable	45.9	12.4
Other accrued expenses	(52.6)	(74.9)

Net cash used by investing activities of $45.0 million in the first three months of 2014 decreased from the same period in 2013 primarily due to a $14.4 million decrease in acquisitions, $9.6 million decrease in capital expenditures, as well as a $5.2 million increase in cash provided from proceeds from the disposal of property, plant and equipment primarily due to the sale of real estate in Brazil and South Africa. These factors were offset by a $5.3 million reduction in cash provided by investments in short-term marketable securities. Short-term marketable securities provided cash of $2.7 million in the first three months of 2014 after providing cash of $8.0 million in the first three months of 2013. The Company expects to reduce capital expenditures to approximately $300 million in 2014, compared to $325.8 million in 2013. See "Other Matters - Capital Expenditures" for further discussion of the Company's multi-year capital expenditure projects.

Net cash used by financing activities was $130.9 million in the first three months of 2014, compared to $18.1 million in the first three months of 2013. The increase in cash used by financing activities was primarily due to purchases of the Company's common shares during the first three months of 2014, partially offset by a change in net borrowings. The Company purchased approximately 2 million of its common shares for an aggregate of $117.7 million during the first three months of 2014 after purchasing no shares during the first three months of 2013. Net borrowings provided cash of $3.9 million during the first three months of 2014 after using cash of $7.0 million in the first three months of 2013.

Liquidity and Capital Resources:

At March 31, 2014, total debt of $479.3 million exceeded cash, cash equivalents and restricted cash of $263.4 million by $215.9 million. At December 31, 2013, total debt of $475.9 million exceeded cash, cash equivalents and restricted cash of $399.7 million by $76.2 million. The ratio of net debt to capital was 7.6% at March 31, 2014 and 2.8% at December 31, 2013.

Reconciliation of total debt to net debt and the ratio of net debt to capital:

Net Debt:

	March 31, 2014	December 31, 2013
Short-term debt	$22.2	$18.6
Current portion of long-term debt	250.7	250.7
Long-term debt	206.4	206.6
Total debt	$479.3	$475.9
Less: Cash and cash equivalents	248.3	384.6
Restricted cash	15.1	15.1
Net debt	$215.9	$76.2

Ratio of Net Debt to Capital:

	March 31, 2014	December 31, 2013
Net debt	$215.9	$76.2
Shareholders’ equity	2,614.4	2,648.6
Net debt plus shareholders’ equity (capital)	$2,830.3	$2,724.8
Ratio of net debt to capital	7.6%	2.8%

The Company presents net debt because it believes net debt is more representative of the Company's financial position than total debt due to the amount of cash and cash equivalents held by the Company.

At March 31, 2014, approximately $167.4 million, or 67.0%, of the Company's cash and cash equivalents resided in jurisdictions outside the United States. Repatriation of these funds to the United States could be subject to domestic and foreign taxes and some portion may be subject to governmental restrictions. Part of the Company's strategy is to grow in attractive market sectors, many of which are outside the United States. This strategy may include making investments in facilities and equipment and potential new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments when possible.

In the first quarter of 2014, the Company repatriated $123 million of cash from jurisdictions outside of the United States. This was part of a strategy to repatriate approximately $365 million over several years, beginning in 2014. Income taxes of approximately $26 million were accrued in the fourth quarter of 2013 related to this strategy.

At March 31, 2014, the Company had no outstanding borrowings under its three-year Asset Securitization Agreement, which provides for aggregate borrowings up to $200 million. The Asset Securitization Agreement matures on November 30, 2015 and is subject to certain borrowing base limitations, which reduced the availability to $190.7 million at March 31, 2014. The Asset Securitization Agreement is secured by certain domestic trade receivables of the Company.

At March 31, 2014, the Company had no outstanding borrowings under its Senior Credit Facility, which provides for aggregate borrowings up to $500 million, but had letters of credit outstanding totaling $8.6 million, reducing the availability under the Senior Credit Facility to $491.4 million. The Senior Credit Facility matures on May 11, 2016. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At March 31, 2014, the Company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.25 to 1.0. As of March 31, 2014, the Company's consolidated leverage ratio was 0.73 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 4.0 to 1.0. As of March 31, 2014, the Company's consolidated interest coverage ratio was 18.71 to 1.0.

The interest rate under the Senior Credit Facility is based on the Company's consolidated leverage ratio. In addition, the Company pays a facility fee based on the consolidated leverage ratio multiplied by the aggregate commitments of all of the lenders under this agreement.

Other sources of liquidity include short-term lines of credit for certain of the Company's foreign subsidiaries, which provide for borrowings up to $217.0 million. The majority of these lines are uncommitted. At March 31, 2014, the Company had borrowings outstanding of $22.2 million and guarantees of $1.4 million, which reduced the availability under these facilities to $193.4 million.

The Company has approximately $250 million of fixed-rate unsecured notes that mature in September of 2014. The Company expects to re-finance these unsecured notes prior to their maturity.

The Company expects that any cash requirements in excess of cash on hand and cash generated from operating activities will be met by the committed funds available under its Asset Securitization Agreement and the Senior Credit Facility. Management believes it has sufficient liquidity to meet its obligations through at least the term of the Senior Credit Facility.

The Company expects to remain in compliance with its debt covenants. However, the Company may need to limit its borrowings under the Senior Credit Facility or other facilities in order to remain in compliance. As of March 31, 2014, the Company could have borrowed the full amounts available under the Senior Credit Facility and Asset Securitization Agreement, and would have still been in compliance with its debt covenants.
As a result of the expected spinoff of the Company's steel business, the Company will reduce its availability under the Asset Securitization Agreement to $100 million effective May 1, 2014.

The Company expects cash from operations in 2014 to increase to approximately $500 million from $430 million in 2013 as the Company anticipates higher net income and lower pension contributions, partially offset by working capital requirements and higher cash taxes. The Company expects to make approximately $20 million in pension and postretirement contributions in 2014, compared to $120.7 million in 2013. The Company also expects to reduce capital expenditures to approximately $300 million in 2014 compared to $325.8 million in 2013.

Financing Obligations and Other Commitments:

During the first three months of 2014, the Company made contributions of $11.9 million to its global defined benefit pension plans. The Company currently expects to make contributions to its global defined benefit pension plans in 2014 totaling approximately $20 million. Returns for the Company's global defined benefit pension plan assets in 2013 were 10.8%, above the expected rate-of-return assumption of 8.0% due to broad increases in global equity markets. These higher returns positively impacted the funded status of the plans at the end of 2013 and are expected to result in lower pension expense and required pension contributions in future years. As a result of the favorable asset returns in 2013, as well as a 102 basis point increase in the Company's discount rate used to measure its defined benefit pension obligation at December 31, 2013, the Company expects to recognize pension expense of approximately $42 million in 2014, compared to $69.7 million in 2013. Returns for the Company's U.S. defined benefit plan pension assets for the first three months of 2014 were approximately 2.8%.

During the first three months of 2014, the Company purchased approximately 2 million of its common shares for $117.7 million in the aggregate under the Company's 2012 common share purchase plan. This plan authorizes the Company to buy, in the open market or in privately negotiated transactions, up to 10 million common shares, which are to be held as treasury shares and used for specified purposes. The authorization expires on December 31, 2015. As of March 31, 2014, the Company has purchased approximately 7.9 million common shares under this plan.

The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.

Critical Accounting Policies and Estimates:

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company reviews its critical accounting policies throughout the year. The Company has concluded that there have been no changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2013, during the three months ended March 31, 2014.

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

The caster, which will provide large bar capabilities unique in America, is expected to cost approximately $210 million. As of March 31, 2014, the Company had incurred costs of approximately $146 million related to this project. The caster is expected to begin production late in the third quarter of 2014. Both the steel tube finishing line and the in-line forge press were completed in 2013 at a cost of approximately $58 million and $46 million, respectively, including capitalized interest. These investments reinforce the Company's position of offering the broadest SBQ steel capabilities in North America.

The construction of the new building began in April 2012 to accommodate a combined team of approximately 1,000 employees, from research and development, engineering, customer service, sales and marketing and corporate functions.  The Company foresees increased collaboration among employees at the new North Canton campus, thereby increasing the speed of innovation and levels of customer service when the project is expected to be mostly completed in June 2014.  The total cost of the project is expected to be approximately $65 million. As of March 31, 2014, the Company had incurred $56.1 million related to this project.

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

Foreign currency exchange losses included in the Company's operating results for the first quarter of 2014 were $2.5 million, compared to a loss of $1.6 million during the first quarter of 2013. For the three months ended March 31, 2014, the Company recorded a negative foreign currency translation adjustment of $1.1 million that decreased shareholders' equity, compared to a negative foreign currency translation adjustment of $16.1 million that decreased shareholders' equity for the three months ended March 31, 2013. The foreign currency translation adjustments for the three months ended March 31, 2014 were negatively impacted by the strengthening of the U.S. dollar relative to other currencies, such as the Canadian Dollar and the Chinese Yuan.

Forward-Looking Statements

Certain statements set forth in this Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 (including the Company's forecasts, beliefs and expectations) that are not historical in nature are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management's Discussion and Analysis contains numerous forward-looking statements. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “outlook,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. The Company cautions readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of the Company due to a variety of factors, such as:

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

•	the taxable nature of the spinoff and the Company's ability to successfully complete the spinoff of its steel business within the expected time frame and at the expected cost; and

•	those items identified under Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. Furthermore, a discussion of market risk exposures is included in Part II, Item 7A. Quantitative and Qualitative Disclosure about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes in reported market risk since the inclusion of this discussion in the Company’s Annual Report on Form 10-K referenced above.

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

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 includes a detailed discussion of our risk factors. There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Common Shares

The following table provides information about purchases by the Company of its common shares during the quarter ended March 31, 2014.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
1/01/14 – 1/31/14	345,267	$54.85	344,000	3,736,807
2/01/14 – 2/28/14	1,229,363	58.07	1,095,000	2,641,807
3/01/14 – 3/31/14	591,461	59.90	585,000	2,056,807
Total	2,166,091	$55.08	2,024,000	2,056,807

(1)
Of the shares purchased in January, February and March, 1, 267, 134,363, and 6,461, respectively, represent common shares of the Company that were owned and tendered by employees to exercise stock options, and to satisfy withholding obligations in connection with the exercise of stock options and vesting of restricted shares.

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

Item 6. Exhibits

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of James W. Griffith, President and Chief Executive Officer (principal executive officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Philip D. Fracassa, Chief Financial Officer (principal financial officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certifications of James W. Griffith, President and Chief Executive Officer (principal executive officer) and Philip D. Fracassa, Chief Financial Officer (principal financial officer) of The Timken Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of The Timken Company for the quarter ended March 31, 2014, filed on April 29, 2014, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY
Date: April 29, 2014	By: /s/ James W. Griffith
James W. Griffith President and Chief Executive Officer (Principal Executive Officer)

Date: April 29, 2014	By: /s/ Philip D. Fracassa
Philip D. Fracassa Chief Financial Officer (Principal Financial Officer)