Form 10-Q
period 2014-06-30
TIMKEN CO
filed 2014-08-11
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
234.262.3000
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2014
Common Shares, without par value	90,775,088 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE TIMKEN COMPANY AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(Dollars in millions, except per share data)
Net sales	$789.2	$791.3	$1,526.0	$1,554.5
Cost of products sold	555.6	551.7	1,074.3	1,096.0
Gross Profit	233.6	239.6	451.7	458.5
Selling, general and administrative expenses	136.8	139.4	278.6	273.2
Impairment and restructuring charges	5.4	6.7	9.3	7.9
Operating Income	91.4	93.5	163.8	177.4
Interest expense	(5.8)	(6.1)	(11.3)	(12.6)
Interest income	1.1	0.5	2.1	1.1
Gain on sale of real estate	—	—	22.6	—
Other expense, net	(1.5)	(0.9)	(3.7)	(0.9)
Income From Continuing Operations Before Income Taxes	85.2	87.0	173.5	165.0
Provision for income taxes	27.6	31.6	55.6	58.1
Income From Continuing Operations	57.6	55.4	117.9	106.9
Income from Discontinued operations, net of income taxes	6.2	27.5	29.7	50.9
Net Income	63.8	82.9	147.6	157.8
Less: Net income (loss) attributable to noncontrolling interest	1.1	0.1	1.4	(0.1)
Net Income attributable to The Timken Company	$62.7	$82.8	$146.2	$157.9

Amounts Attributable to The Timken Company's Common Shareholders
Income from continuing operations	$56.5	$55.3	$116.5	$107.0
Income from discontinued operations, net of income taxes	6.2	27.5	29.7	50.9
Net Income attributable to The Timken Company	$62.7	$82.8	$146.2	$157.9

Net Income per Common Share attributable to The Timken Company Common Shareholders
Earnings per share - Continuing Operations	$0.62	$0.58	$1.27	$1.12
Earnings per share - Discontinued Operations	$0.07	$0.28	$0.33	$0.52
Basic earnings per share	$0.69	$0.86	$1.60	$1.64

Diluted earnings per share - Continuing Operations	$0.61	$0.57	$1.26	$1.10
Diluted earnings per share - Discontinued Operations	$0.07	$0.29	$0.32	$0.53
Diluted earnings per share	$0.68	$0.86	$1.58	$1.63

Dividends per share	$0.25	$0.23	$0.50	$0.46
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(Dollars in millions)

Net Income	$63.8	$82.9	$147.6	$157.8
Other comprehensive income, net of tax:
Foreign currency translation adjustments	8.9	(18.4)	8.3	(34.5)
Pension and postretirement liability adjustment	(26.7)	27.2	(13.5)	56.8
Change in fair value of derivative financial instruments	(0.2)	0.4	(0.2)	1.2
Other comprehensive income	(18.0)	9.2	(5.4)	23.5
Comprehensive Income	45.8	92.1	142.2	181.3
Less: comprehensive income (loss) attributable to noncontrolling interest	1.0	(4.3)	1.8	(4.4)
Comprehensive Income attributable to The Timken Company	$44.8	$96.4	$140.4	$185.7
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	(Unaudited)
	June 30, 2014	December 31, 2013
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$294.8	$384.6
Restricted cash	15.3	15.1
Accounts receivable, less allowances (2014 – $12.1 million; 2013 – $10.1 million)	486.5	444.0
Inventories, net	625.0	582.6
Deferred income taxes	66.2	56.2
Deferred charges and prepaid expenses	21.9	26.8
Other current assets	52.4	61.7
Current assets, discontinued operations	—	366.5
Total Current Assets	1,562.1	1,937.5
Property, Plant and Equipment, net	838.3	855.8
Other Assets
Goodwill	349.2	346.1
Non-current pension assets	250.0	223.5
Other intangible assets	203.6	207.4
Deferred income taxes	8.2	8.3
Other non-current assets	53.8	50.1
Non-current assets, discontinued operations	—	849.2
Total Other Assets	864.8	1,684.6
Total Assets	$3,265.2	$4,477.9
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$63.6	$18.6
Accounts payable, trade	178.0	139.9
Salaries, wages and benefits	128.6	131.1
Income taxes payable	52.7	106.7
Deferred income taxes	7.9	7.6
Other current liabilities	168.1	173.2
Current portion of long-term debt	251.0	250.7
Current liabilities, discontinued operations	—	152.3
Total Current Liabilities	849.9	980.1
Non-Current Liabilities
Long-term debt	176.2	176.4
Accrued pension cost	138.5	159.0
Accrued postretirement benefits cost	129.8	138.3
Deferred income taxes	120.4	82.9
Other non-current liabilities	46.3	55.9
Non-current liabilities, discontinued operations	—	236.7
Total Non-Current Liabilities	611.2	849.2
Shareholders’ Equity
Class I and II Serial Preferred Stock, without par value:
Authorized – 10,000,000 shares each class, none issued	—	—
Common stock, without par value:
Authorized – 200,000,000 shares
Issued (including shares in treasury) (2014 – 98,375,135 shares; 2013 – 98,375,135 shares)
Stated capital	53.1	53.1
Other paid-in capital	905.3	896.4
Earnings invested in the business	1,642.2	2,586.4
Accumulated other comprehensive loss	(397.8)	(626.1)
Treasury shares at cost (2014 –7,600,047 shares; 2013 – 5,252,441 shares)	(412.5)	(273.2)
Total Shareholders’ Equity	1,790.3	2,636.6
Noncontrolling Interest	13.8	12.0
Total Equity	1,804.1	2,648.6
Total Liabilities and Shareholders’ Equity	$3,265.2	$4,477.9
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2014	2013
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income attributable to The Timken Company	$146.2	$157.9
Net income from discontinued operations	(29.7)	(50.9)
Net income (loss) attributable to noncontrolling interest	1.4	(0.1)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69.3	71.6
Impairment charges	0.8	—
(Gain) loss on sale of assets	(22.2)	2.1
Deferred income tax provision	16.5	51.3
Stock-based compensation expense	13.7	7.2
Excess tax benefits related to stock-based compensation	(3.1)	(9.8)
Pension and other postretirement expense	14.9	28.7
Pension contributions and other postretirement benefit payments	(41.0)	(71.9)
Changes in operating assets and liabilities:
Accounts receivable	(39.3)	(37.9)
Inventories	(39.8)	1.8
Accounts payable, trade	36.9	12.4
Other accrued expenses	3.5	(74.1)
Income taxes	(52.7)	1.6
Other, net	7.1	(7.8)
Net Cash Provided by Operating Activities - Continuing Operations	82.5	82.1
Net Cash Provided by Operating Activities - Discontinued Operations	33.6	55.4
Net Cash Provided by Operating Activities	116.1	137.5
Investing Activities
Capital expenditures	(48.5)	(63.9)
Acquisitions, net of cash received	(12.0)	(67.3)
Proceeds from disposal of property, plant and equipment	11.2	1.0
Investments in short-term marketable securities, net	7.2	7.0
Other	(0.6)	0.8
Net Cash Used by Investing Activities - Continuing Operations	(42.7)	(122.4)
Net Cash Used by Investing Activities - Discontinued Operations	(77.0)	(81.2)
Net Cash Used by Investing Activities	(119.7)	(203.6)
Financing Activities
Cash dividends paid to shareholders	(45.7)	(44.2)
Purchase of treasury shares	(151.3)	(81.8)
Proceeds from exercise of stock options	5.6	10.8
Excess tax benefits related to stock-based compensation	3.1	9.8
Accounts receivable securitization financing borrowings	40.0	—
Payments on long-term debt	(0.2)	(9.8)
Short-term debt activity, net	5.4	(6.8)
Proceeds from sale of shares in subsidiary	—	8.9
Cash transferred to TimkenSteel	(43.5)	—
Net Cash Used by Financing Activities - Continuing Operations	(186.6)	(113.1)
Net Cash Provided by Financing Activities - Discontinued Operations	100.0	—
Net Cash Used by Financing Activities	(86.6)	(113.1)
Effect of exchange rate changes on cash	0.4	(10.4)
Decrease In Cash and Cash Equivalents	(89.8)	(189.6)
Cash and cash equivalents at beginning of year	384.6	586.4
Cash and Cash Equivalents at End of Period	$294.8	$396.8
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

During the second quarter of 2014, the Company recorded two prior-period adjustments. The Company recorded a correction of an error of a $3.8 million expense related to a prior-period inventory valuation. Management of the Company concluded the effect of the second quarter adjustment was immaterial to the Company's second quarter 2014 financial statements, as well as the projected full-year 2014 financial statements and the effected prior periods. In addition, the Company recorded a correction of an error of a $4.5 million expense related to a prior-period value-added tax accrual. Management of the Company concluded the effect of the second quarter adjustment was immaterial to the Company's second quarter 2014 financial statements, as well as the projected full-year 2014 financial statements and the effected prior periods.

Note 2 - Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill a contract. This new accounting guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the impact of adopting ASU 2014-09 on the Company's results of operations or financial condition.

In April 2014, the FASB issued Accounting Standards Update (ASU) 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)." ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. ASU 2014-08 also requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

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

Note 3 - Spinoff Transaction

On June 30, 2014, the Company completed the separation of its steel business from its bearings and power transmission business through a spinoff, creating a new independent publicly traded company, TimkenSteel Corporation (TimkenSteel). The Company's board of directors declared a distribution of all outstanding common shares of TimkenSteel Corporation through a dividend. At the close of business on June 30, 2014, the Company's shareholders received one common share of TimkenSteel Corporation for every two common shares of the Company they held as of the close of business on June 23, 2014.

The operating results, net of tax, included one-time transaction costs of $33.1 million and $44.6 million in connection with the separation of the two companies for the second quarter and first six months of 2014, respectively. The majority of these costs consisted of consulting and professional fees associated with preparing for and executing the spinoff.

The following table presents the results of operations for the steel business that have been reclassified to discontinued operations for all periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$418.5	$335.3	$786.2	$662.0
Cost of goods sold	347.3	272.8	642.1	543.9
Gross profit	71.2	62.5	144.1	118.1
Selling, administrative and general expenses	26.1	20.2	46.3	40.0
Separation Costs	33.1	—	44.6	—
Interest expense, net	0.8	—	0.8	—
Other (expense) income, net	(1.5)	(0.3)	0.1	(0.4)
Income before income taxes	9.7	42.0	52.5	77.7
Income tax expense	(3.5)	(14.5)	(22.8)	(26.8)
Income from discontinued operations	$6.2	$27.5	$29.7	$50.9

The following table presents the carrying value of assets and liabilities immediately preceding the spinoff of the steel business on June 30, 2014.

2014
ASSETS
Cash and cash equivalents	$43.5
Accounts receivable, net	178.9
Inventories, net	238.2
Deferred income taxes	13.6
Deferred charges and prepaid expenses	0.4
Other current assets	3.4
Property, Plant, and Equipment, net	750.4
Goodwill	12.6
Non-current pension assets	77.1
Other intangible assets	11.2
Other non-current assets	2.6
Total assets, discontinued operations	$1,331.9
LIABILITIES
Accounts payable, trade	$132.8
Salaries, wages and benefits	52.0
Income taxes payable	0.1
Other current liabilities	15.9
Long-term debt	130.2
Accrued pension cost	24.5
Accrued postretirement benefits cost	71.0
Deferred income taxes	84.1
Other non-current liabilities	10.7
Total liabilities, discontinued operations	$521.3

As of June 30, 2014, there were no assets or liabilities remaining from the TimkenSteel operations.

Note 4 - Acquisitions

On April 28, 2014, the Company completed the acquisition of assets from: (a) Maine Industrial Repair Services, Inc.; (b) Schulz Electric Company; (c) S.E.C. Electrical; and (d) Stultz Electric Motor & Controls, which are collectively operated under the d/b/a Schulz Group (Schulz) for $12.0 million in cash. Schulz provides electric motor and generator repairs, motor rewinds, custom controls and panels, systems integration, pump services, machine rebuilds, hydro services and diagnostics for a broad range of commercial and industrial applications. Schulz serves customers nationwide in the commercial nuclear power market sector, as well as regionally in the hydro and fossil fuel market sectors, water management, paper and general manufacturing sectors in the New England and Mid-Atlantic regions. Based in New Haven, Connecticut, Schulz employs 125 associates and had 2013 sales of approximately $18.0 million. The Company reported the results for Schulz in the Process Industries segment.

Pro forma results of operations have not been presented because the effects of the acquisitions were not significant to the Company's income from continuing operations before income taxes or total assets in 2014. The following table presents the preliminary purchase price allocations for acquisitions in 2014:

Initial Purchase Price Allocation
Assets:
Accounts receivable, net	$2.9
Inventories, net	2.2
Other current assets	0.2
Property, plant and equipment – net	1.7
Goodwill	2.8
Other intangible assets	5.0
Total assets acquired	$14.8
Liabilities:
Accounts payable, trade	$1.8
Other current liabilities	0.5
Long-term debt	0.5
Total liabilities assumed	$2.8
Net assets acquired	$12.0

The following table summarizes the preliminary purchase price allocation for identifiable intangible assets acquired in 2014:

	Initial Purchase Price Allocation
		Weighted - Average Life
Tradename	$0.7	5 years
Know-how	2.3	20 years
All customer relationships	1.7	16 years
Non-compete agreements	0.3	5 years
Total intangible assets allocated	$5.0

Note 5 - Inventories

The components of inventories were as follows:

	June 30, 2014	December 31, 2013
Manufacturing supplies	$26.6	$26.8
Raw materials	59.7	62.3
Work in process	236.7	199.2
Finished products	327.2	312.7
Subtotal	650.2	601.0
Allowance for obsolete and surplus inventory	(25.2)	(18.4)
Total Inventories, net	$625.0	$582.6

Inventories are valued at the lower of cost or market, with approximately 30% valued by the last-in, first-out (LIFO) method and the remaining 70% valued by the first-in, first-out (FIFO) method. The majority of the Company's domestic inventories are valued by the LIFO method and all of the Company's international (outside the United States) inventories are valued by the FIFO method.

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

The LIFO reserves at June 30, 2014 and December 31, 2013 were $203.2 million and $199.3 million, respectively. The Company recognized an increase in its LIFO reserve of $3.9 million during the first six months of 2014, compared to a decrease in its LIFO reserve of $0.9 million during the first six months of 2013.

Based on current expectations of inventory levels and costs, the Company expects to recognize an increase of approximately $1.2 million in its LIFO reserve for the year ended December 31, 2014. The expected increase in the LIFO reserve for 2014 reflects higher anticipated costs, especially scrap steel costs. A 1.0% increase in costs would increase the current LIFO expense estimate for 2014 by $3.5 million. An increase in inventory quantities would have no effect on the current LIFO expense estimate for 2014.

Note 6 - Property, Plant and Equipment

The components of property, plant and equipment were as follows:

	June 30, 2014	December 31, 2013
Land and buildings	$395.8	$382.3
Machinery and equipment	2,000.0	2,013.0
Subtotal	2,395.8	2,395.3
Accumulated depreciation	(1,557.5)	(1,539.5)
Property, Plant and Equipment, net	$838.3	$855.8

Depreciation expense for the six months ended June 30, 2014 and June 31, 2013 was $60.4 million and $63.0 million, respectively. At June 30, 2014 and December 31, 2013, machinery and equipment included $55.4 million and $63.3 million, respectively, of capitalized software. Depreciation expense on capitalized software for the six months ended June 30, 2014 and June 30,2013 was approximately $4.5 million and $11.3 million, respectively. Capitalized interest during the six months ended June 30, 2014 and June 30, 2013 was $6.9 million and $5.0 million, respectively.

In November 2013, the Company finalized the sale of its former manufacturing site in Sao Paulo, Brazil (Sao Paulo). The Company expects to receive approximately $34 million over a twenty-four month period, of which $13.4 million was received as of June 30, 2014. The total cost of this transaction, including the net book value of the real estate and broker's commissions, was approximately $3 million. The Company began recognizing the gain on the sale of this site using the installment method. In the fourth quarter of 2013, the Company recognized a gain of $5.4 million ($5.4 million after tax). In the first quarter of 2014, the Company changed to the full accrual method of recognizing the gain after it had received 25% of the total sales value. As a result, the Company recognized the remaining gain of $22.6 million ($19.5 million after tax) related to this transaction during the first quarter of 2014. During the first six months of 2014, the Company also recorded interest income of $1.2 million on deferred payments related to this transaction.

Note 7 - Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2014 were as follows:

	Mobile Industries	Process Industries	Aerospace	Total
Beginning balance	$22.3	$161.4	$162.4	$346.1
Acquisitions	—	2.8	—	2.8
Other	0.2	0.1	—	0.3
Ending balance	$22.5	$164.3	$162.4	$349.2

The change related to acquisitions primarily reflects the preliminary purchase price allocation for the acquisition of Schulz completed on April 28, 2014. The goodwill acquired from Schulz of $2.8 million is deductible for tax purposes only and will be amortized over 15 years. “Other” primarily includes foreign currency translation adjustments. See Note 4 - Acquisitions for additional information on the acquisition listed above.

The following table displays intangible assets as of June 30, 2014 and December 31, 2013:

	As of June 30, 2014			As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$162.3	$55.7	$106.6	$160.4	$49.3	$111.1
Know-how	33.7	5.2	28.5	31.4	4.4	27.0
Industrial license agreements	0.1	0.1	—	0.1	0.1	—
Land-use rights	8.7	4.6	4.1	8.9	4.5	4.4
Patents	2.3	1.9	0.4	2.3	1.8	0.5
Technology	37.2	10.9	26.3	44.4	17.2	27.2
Tradenames	5.1	2.7	2.4	4.6	2.7	1.9
PMA licenses	8.8	4.2	4.6	8.8	4.0	4.8
Non-compete agreements	3.5	2.9	0.6	3.2	2.8	0.4
	$261.7	$88.2	$173.5	$264.1	$86.8	$177.3
Intangible assets not subject to amortization:
Tradenames	$15.9	$—	$15.9	$15.9	$—	$15.9
FAA air agency certificates	14.2	—	14.2	14.2	—	14.2
	$30.1	$—	$30.1	$30.1	$—	$30.1
Total intangible assets	$291.8	$88.2	$203.6	$294.2	$86.8	$207.4

Amortization expense for intangible assets was $8.9 million and $8.6 million for the six months ended June 30, 2014 and June 30, 2013, respectively. Amortization expense for intangible assets is estimated to be $17.8 million in 2014; $18.3 million in 2015; $18.1 million in 2016; $17.4 million in 2017; and $17.4 million in 2018.

Note 8 - Financing Arrangements

Short-term debt at June 30, 2014 and December 31, 2013 was as follows:

	June 30, 2014	December 31, 2013
Variable-rate Asset Securitization Agreement with interest rate of 0.94% at June 30, 2014	$40.0	$—
Variable-rate lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 0.84% to 6.16% at June 30, 2014 and interest rates ranging from 0.87% to 4.86% at December 31, 2013.	23.6	18.6
Short-term debt	$63.6	$18.6

The lines of credit for certain of the Company’s foreign subsidiaries provide for short-term borrowings up to $250.1 million. Most of these lines of credit are uncommitted. At June 30, 2014, the Company’s foreign subsidiaries had borrowings outstanding of $23.6 million and guarantees of $1.9 million, which reduced the availability under these facilities to $224.6 million.

On April 30, 2014, the Company reduced its aggregate borrowing available under its Amended and Restated Asset Securitization Agreement (Asset Securitization Agreement) from $200 million to $100 million. This agreement matures on November 30, 2015. Under the terms of the Asset Securitization Agreement, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary, that in turn uses the trade receivables to secure borrowings, which are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the agreement are limited by certain borrowing base calculations. Any amounts outstanding under this Asset Securitization Agreement would be reported in short-term debt in the Company’s Consolidated Balance Sheet. As of June 30, 2014, the Company had outstanding borrowings of $40 million under the Asset Securitization Agreement, and as a result of certain borrowing base limitations, its availability under the Asset Securitization Agreement was $56.6 million at June 30, 2014. The cost of this facility, which is the commercial paper rate plus program fees, is considered a financing cost and is included in interest expense in the Consolidated Statements of Income.

Long-term debt at June 30, 2014 and December 31, 2013 was as follows:

	June 30, 2014	December 31, 2013
Fixed-rate Medium-Term Notes, Series A, mature at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	$175.0	$175.0
Fixed-rate Senior Unsecured Notes, maturing on September 15, 2014, with an interest rate of 6.0%	250.0	249.9
Other	2.2	2.2
	$427.2	$427.1
Less current maturities	251.0	250.7
Long-term debt	$176.2	$176.4

The Company has a $500 million Amended and Restated Credit Agreement (Senior Credit Facility), which matures on May 11, 2016. At June 30, 2014, the Company had no outstanding borrowings under the Senior Credit Facility. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At June 30, 2014, the Company was in full compliance with both of these covenants under the Senior Credit Facility.

During the third quarter of 2014, the Company expects to refinance its $250.0 million fixed-rate senior unsecured notes. During the third quarter of 2014, the Company entered into $100 million notional amount of forward start swaps as interest rate hedges against the upcoming refinancing of the $250.0 million fixed-rate senior unsecured notes. See Note 16 - Fair Value for the fair value of these interest rate swaps.

Note 9 - Equity

The changes in the equity components for the six months ended June 30, 2014 were as follows:

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Earnings Invested in the Business	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non- controlling Interest
Balance at December 31, 2013	$2,648.6	$53.1	$896.4	$2,586.4	$(626.1)	$(273.2)	$12.0
Net income	147.6			146.2			1.4
Foreign currency translation adjustment	8.3				7.9		0.4
Pension and postretirement liability adjustment (net of the income tax benefit of $13.4 million)	(13.5)				(13.5)
Change in fair value of derivative financial instruments	(0.2)				(0.2)
Dividends – $0.50 per share	(45.7)			(45.7)
Distribution of TimkenSteel	(810.6)			(1,044.7)	234.1
Excess tax benefit from stock compensation	3.1		3.1
Stock-based compensation expense	15.8		15.8
Stock purchased at cost	(151.3)					(151.3)
Stock option exercise activity	5.7		(5.9)			11.6
Restricted shares surrendered (issued)	0.9		(4.1)			5.0
Shares surrendered for taxes	(4.6)					(4.6)
Balance at June 30, 2014	$1,804.1	$53.1	$905.3	$1,642.2	$(397.8)	$(412.5)	$13.8

Note 10 - Accumulated Other Comprehensive Income (Loss)

The following table presents details about components of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2014, respectively:

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at March 31, 2014	$36.4	$(650.0)	$(0.4)	$(614.0)
Other comprehensive (loss) before reclassifications, before income tax	8.9	(39.2)	(0.7)	(31.0)
Amounts reclassified from accumulated other comprehensive income, before income tax	—	19.1	0.4	19.5
Income tax (benefit)	—	(6.6)	0.1	(6.5)
Net current period other comprehensive (loss) income, net of income taxes	8.9	(26.7)	(0.2)	(18.0)
Non-controlling interest	0.1	—	—	0.1
Distribution of TimkenSteel	3.1	231.0	—	234.1
Net current period comprehensive (loss) income, net of income taxes and non-controlling interest	12.1	204.3	(0.2)	216.2
Balance at June 30, 2014	$48.5	$(445.7)	$(0.6)	$(397.8)

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2013	$37.5	$(663.2)	$(0.4)	$(626.1)
Other comprehensive (loss) income before reclassifications, before income tax	8.3	(39.5)	(0.9)	(32.1)
Amounts reclassified from accumulated other comprehensive income, before income tax	—	39.4	0.6	40.0
Income tax (benefit)	—	(13.4)	0.1	(13.3)
Net current period other comprehensive (loss) income, net of income taxes	8.3	(13.5)	(0.2)	(5.4)
Non-controlling interest	(0.4)	—	—	(0.4)
Distribution of TimkenSteel	3.1	231.0	—	234.1
Net current period comprehensive (loss) income, net of income taxes and non-controlling interest	11.0	217.5	(0.2)	228.3
Balance at June 30, 2014	$48.5	$(445.7)	$(0.6)	$(397.8)

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

The following table presents details about components of accumulated other comprehensive loss for the three and six months ended June 30, 2013:

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at March 31, 2013	$32.9	$(1,031.9)	$0.1	$(998.9)
Other comprehensive (loss) income before reclassifications, before income tax	(18.4)	2.9	0.9	(14.6)
Amounts reclassified from accumulated other comprehensive income, before income tax		34.9	(0.3)	34.6
Income tax (benefit) expense		(10.6)	(0.2)	(10.8)
Net current period other comprehensive (loss) income, net of income taxes	(18.4)	27.2	0.4	9.2
Non-controlling interest	4.3			4.3
Net current period comprehensive (loss) income, net of income taxes and non-controlling interest	(14.1)	27.2	0.4	13.5
Balance at June 30, 2013	$18.8	$(1,004.7)	$0.5	$(985.4)

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2012	$49.0	$(1,061.5)	$(0.7)	$(1,013.2)
Other comprehensive (loss) income before reclassifications, before income tax	(34.5)	11.9	1.9	(20.7)
Amounts reclassified from accumulated other comprehensive income, before income tax	—	66.9	(0.2)	66.7
Income tax (benefit) expense	—	(22.0)	(0.5)	(22.5)
Net current period other comprehensive (loss) income, net of income taxes	(34.5)	56.8	1.2	23.5
Non-controlling interest	4.3	—	—	4.3
Net current period comprehensive (loss) income, net of income taxes and non-controlling interest	(30.2)	56.8	1.2	27.8
Balance at June 30, 2013	$18.8	$(1,004.7)	$0.5	$(985.4)

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

Note 11 - Earnings Per Share

The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income from continuing operations attributable to The Timken Company	$56.5	$55.3	$116.5	$107.0
Less: undistributed earnings allocated to nonvested stock	—	0.1	0.1	0.1
Net income from continuing operations available to common shareholders for basic earnings per share and diluted earnings per share	$56.5	$55.2	$116.4	$106.9
Denominator:
Weighted average number of shares outstanding, basic	90,859,587	95,695,015	91,558,614	95,732,984
Effect of dilutive securities:
Stock options and awards based on the treasury stock method	867,006	854,106	837,277	914,570
Weighted average number of shares outstanding, assuming dilution of stock options and awards	91,726,593	96,549,121	92,395,891	96,647,554
Basic earnings per share from continuing operations	$0.62	$0.58	$1.27	$1.12
Diluted earnings per share from continuing operations	$0.61	$0.57	$1.26	$1.10

The exercise prices for certain stock options that the Company has awarded exceed the average market price of the Company’s common shares. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. The antidilutive stock options outstanding during the three months ended June 30, 2014 and 2013 were 595,380 and 613,060, respectively. The antidilutive stock options outstanding during the six months ended June 30, 2014 and 2013 were 749,968 and 460,150, respectively.

Note 12 - Segment Information

The primary measurement used by management to measure the financial performance of each segment is EBIT (earnings before interest and taxes).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales to external customers:
Mobile Industries	$370.8	$391.8	$715.2	$789.5
Process Industries	336.6	317.5	646.3	600.5
Aerospace	81.8	82.0	164.5	164.5
	$789.2	$791.3	$1,526.0	$1,554.5

Segment EBIT:
Mobile Industries	$39.7	$52.5	$97.5	$104.3
Process Industries	67.9	55.0	118.6	98.5
Aerospace	2.8	7.8	8.3	16.4
Total EBIT, for reportable segments	$110.4	$115.3	$224.4	$219.2
Unallocated corporate expenses	(20.5)	(22.7)	(41.7)	(42.7)
Interest expense	(5.8)	(6.1)	(11.3)	(12.6)
Interest income	1.1	0.5	2.1	1.1
Income from continuing operations before income taxes	$85.2	$87.0	$173.5	$165.0

Note 13 - Impairment and Restructuring Charges

Impairment and restructuring charges by segment are comprised of the following:

For the three months ended June 30, 2014:

	Mobile Industries	Process Industries	Aerospace	Total
Impairment charges	$0.8	$—	$—	$0.8
Severance and related benefit costs	1.8	0.9	0.1	2.8
Exit costs	1.1	0.7	—	1.8
Total	$3.7	$1.6	$0.1	$5.4

For the three months ended June 30, 2013:

	Mobile Industries	Process Industries	Aerospace	Total
Severance and related benefit costs	$6.0	$—	$—	$6.0
Exit costs	0.7	—	—	0.7
Total	$6.7	$—	$—	$6.7

For the six months ended June 30, 2014:

	Mobile Industries	Process Industries	Aerospace	Total
Impairment charges	$0.8	$—	$—	$0.8
Severance and related benefit costs	4.3	1.4	0.1	5.8
Exit costs	1.4	1.3	—	2.7
Total	$6.5	$2.7	$0.1	$9.3

For the six months ended June 30, 2013:

	Mobile Industries	Process Industries	Aerospace	Total
Severance and related benefit costs	$6.8	$0.2	$—	$7.0
Exit costs	0.9	—	—	0.9
Total	$7.7	$0.2	$—	$7.9

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

The Company has incurred pretax costs related to this closure of approximately $42.4 million as of June 30, 2014, including rationalization costs recorded in cost of products sold. During the first six months of 2014, the Company recorded $0.8 million of severance and related benefits, including pension settlement charges of $0.7 million, related to this closure. During the second quarter of 2013, the Company recorded $5.5 millionof severance and related benefits, including pension settlement charges of $5.2 million. During the first six months of 2013, the Company recorded $6.4 million of severance and related benefits related to this closure.

In addition to the above charges, the Company incurred $1.6 million of severance and related benefit costs related to the rationalization of one of its facilities in Europe during the first six months of 2014.

Workforce Reductions:
During 2013, the Company began the realignment of its organization to improve efficiency and reduce costs. During the first six months of 2014, the Company recognized $2.6 million of severance and related benefit costs to eliminate approximately 30 positions. Of the $2.6 million charge for the first six months of 2014, $1.4 million related to the Mobile Industries segment, $1.0 million related to the Process Industries segment, and $0.1 million related to the Aerospace segment.

The following is a rollforward of the consolidated restructuring accrual for the six months ended June 30, 2014 and the twelve months ended December 31, 2013:

	June 30, 2014	December 31, 2013
Beginning balance, January 1	$10.8	$17.6
Expense	7.9	8.7
Payments	(8.1)	(15.5)
Ending balance	$10.6	$10.8

The restructuring accrual at June 30, 2014 and December 31, 2013 was included in other current liabilities on the Consolidated Balance Sheets. The restructuring accrual at June 30, 2014 excluded costs related to the settlement of pension benefit plans of $0.7 million.

Note 14 - Retirement and Postretirement Benefit Plans

The Company and its subsidiaries sponsor a number of defined benefit pension plans, which cover eligible employees, including certain employees in foreign countries. These plans are generally noncontributory. Pension benefits earned are generally based on years of service and compensation during active employment. The cash contributions for the Company’s defined benefit pension plans were $14.3 million for the six months ended June 30, 2014.

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

As a result of the spinoff of the steel business, the Company remeasured its defined benefit pension plans and its postretirement benefit plans in the United States and in the United Kingdom during the second quarter of 2014.

The following tables set forth the net periodic benefit cost for the Company’s defined benefit pension and postretirement benefit plans. The amounts for the three months and six months ended June 30, 2014 are based on calculations prepared by the Company's actuaries during the second quarter of 2014. These updated calculations may result in a different net periodic benefit cost for second half of 2014 compared to the amounts recorded three months and six months ended June 30, 2014. The net periodic benefit cost recorded for the three months and six months ended June 30, 2014 is the Company’s best estimate of each period’s proportionate share of the amounts to be recorded for the year ending December 31, 2014.

	Pension				Postretirement
	US Plans		International Plans
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$7.0	$8.4	$0.6	$0.8	$0.4	$0.7
Interest cost	30.0	28.7	5.0	4.6	4.8	5.1
Expected return on plan assets	(47.3)	(52.6)	(6.6)	(6.3)	(3.0)	(3.0)
Amortization of prior service cost (credit)	0.9	1.1	—	—	0.6	—
Amortization of net actuarial loss	16.0	27.2	1.6	1.9	—	(0.5)
Pension curtailments and settlements	—	—	—	5.2	—	—
Less: discontinued operations	(3.5)	(6.7)	(0.5)	0.1	(1.4)	(1.1)
Net periodic benefit cost	$3.1	$6.1	$0.1	$6.3	$1.4	$1.2

	Pension				Postretirement
	US Plans		International Plans
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$14.3	$17.8	$1.2	$1.5	$1.1	$1.5
Interest cost	62.0	58.1	10.0	9.2	10.9	10.8
Expected return on plan assets	(94.4)	(103.8)	(13.1)	(12.4)	(5.8)	(5.8)
Amortization of prior service cost (credit)	1.9	2.3	—	—	0.7	(0.1)
Amortization of net actuarial loss	33.0	54.6	3.1	3.7	—	1.2
Pension curtailments and settlements	—	—	0.7	5.2	—	—
Less: discontinued operations	(8.0)	(12.1)	0.4	0.2	(3.1)	(3.2)
Net periodic benefit cost	$8.8	$16.9	$2.3	$7.4	$3.8	$4.4

The following table summarizes the assumptions used to measure the net periodic cost for the defined benefit pension and postretirement benefit plans for the first half of 2014:

Assumptions	Pension	Postretirement
U.S. Plans:
Discount rate	5.02%	4.59%
Future compensation assumption	3.00%	5.00%
Expected long-term return on plan assets	7.25%	5.00%
International Plans:
Discount rate	3.25% to 9.75%	N/A
Future compensation assumption	2.30% to 8.00%	N/A
Expected long-term return on plan assets	3.00% to 8.50%	N/A
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

The following tables set forth the change in benefit obligation, change in plan assets, funded status and amounts recognized on the Consolidated Balance Sheets for the defined benefit pension and postretirement benefit plans as of June 30, 2014:

	Pension		Postretirement
	US Plans	International Plans
Change in benefit obligation:
Benefit obligation at beginning of year	$2,642.4	$491.1	$515.6
Service cost	14.3	1.2	1.1
Interest cost	62.0	10.0	10.9
Actuarial losses	86.7	(12.4)	1.9
Employee contributions	—	0.2	—
International plan exchange rate change	—	11.9	—
Benefits paid	(128.7)	(12.6)	(25.4)
Spinoff of steel business	(1,063.3)	(81.8)	(230.9)
Benefit obligation at end of period	$1,613.4	$407.6	$273.2

	Pension		Postretirement
	US Plans	International Plans
Change in plan assets:
Fair value of plan assets at beginning of year	$2,870.0	$420.6	$240.1
Actual return on plan assets	134.4	13.8	5.0
Employee contributions	—	0.2	—
Company contributions / payments	2.3	12.0	41.9
International plan exchange rate change	—	12.1	—
Benefits paid	(128.7)	(12.6)	(25.4)
Spinoff of steel business	(1,111.7)	(85.7)	(141.2)
Fair value of plan assets at end of period	1,766.3	360.4	120.4
Funded status at end of period	$152.9	$(47.2)	$(152.8)

Amounts recognized on the Consolidated Balance Sheets:
Non-current assets	$246.7	$3.3	$—
Current liabilities	(4.2)	(1.6)	(23.0)
Non-current liabilities	(89.6)	(48.9)	(129.8)
	$152.9	$(47.2)	$(152.8)

	Pension		Postretirement
	US Plans	International Plans
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$521.1	$114.4	$3.3
Net prior service cost	13.5	0.5	4.2
Accumulated other comprehensive loss	$534.6	$114.9	$7.5

	Pension		Postretirement
Changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss (AOCL):	US Plans	International Plans
AOCI at beginning of year	$865.3	$142.8	$13.3
Net actuarial loss	46.7	(13.1)	2.7
Recognized net actuarial loss	(33.0)	(3.1)	—
Recognized prior service cost	(1.9)	—	(0.7)
Loss recognized due to settlement	—	(0.7)	—
Foreign currency impact	—	3.2	—
Spinoff of steel business	(342.5)	(14.2)	(7.8)
Total recognized in accumulated other comprehensive loss at June 30	$534.6	$114.9	$7.5
The presentation in the above tables for amounts recognized in accumulated other comprehensive loss on the Consolidated Balance Sheets is before the effect of income taxes.
The following table summarizes assumptions used to measure the benefit obligation for the defined benefit pension and postretirement benefit plans at June 30, 2014:

Assumptions	Pension	Postretirement
U.S. Plans:
Discount rate	4.68%	4.33%
Future compensation assumption	3.00%	5.00%
International Plans:
Discount rate	3.25% to 9.75%	N/A
Future compensation assumption	2.30% to 8.00%	N/A
Defined benefit pension plans in the United States represent 80% of the benefit obligation and 83% of the fair value of plan assets as of June 30, 2014.
Certain of the Company’s defined benefit pension plans were overfunded as of June 30, 2014. As a result, $250.0 million at June 30, 2014 was included in non-current pension assets on the Consolidated Balance Sheets. The current portion of accrued pension cost, which is included in salaries, wages and benefits on the Consolidated Balance Sheets, was $5.8 million at June 30, 2014. In 2014, the current portion of accrued pension cost relates to unfunded plans and represents the actuarial present value of expected payments related to the plans to be made over the next 12 months.

The accumulated benefit obligation at June 30, 2014 exceeded the market value of plan assets for several of the Company’s pension plans. For these plans, the projected benefit obligation was $202.2 million, the accumulated benefit obligation was $191.2 million and the fair value of plan assets was $58.8 million at June 30, 2014.
The total pension accumulated benefit obligation for all plans was $2.0 billion at June 30, 2014.

Defined Benefit Pension Plan Assets:
The Company’s target allocation for pension plan assets, as well as the actual pension plan asset allocations as of June 30, 2014, was as follows:

	Current Target Allocation			Percentage of Pension Plan Assets at June 30,
Asset Category				2014
Equity securities	20%	to	30%	32%
Debt securities	50%	to	60%	50%
Other	15%	to	25%	18%
Total				100%
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

The following table presents the fair value hierarchy for those investments of the Company’s pension assets measured at fair value on a recurring basis as of June 30, 2014:

	US Pension Plans				International Pension Plans
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$61.8	$1.8	$60.0	$—	$17.3	$—	17.3	$—
Government and agency securities	414.1	406.3	7.8	—	—	—	—	—
Corporate bonds - investment grade	185.9	—	185.9	—	0.4	—	0.4	—
Equity securities - U.S. companies	117.1	117.1	—	—	20.1	20.1	—	—
Equity securities - international companies	93.4	93.4	—	—	64.2	64.2	—	—
Asset backed securities	0.1	—	0.1	—	3.5	—	3.5	—
Common collective funds - domestic equities	80.6	—	80.6	—	11.4	—	11.4	—
Common collective funds - international equities	133.7	—	133.7	—	63.8	—	63.8	—
Common collective funds - fixed income	307.9	—	307.9	—	106.1	—	106.1	—
Common collective funds - other	—	—	—	—	73.6	—	73.6	—
Limited partnerships	74.0	—	—	74.0	—	—	—	—
Real estate partnerships	105.5	—	80.0	25.5	—	—	—	—
Mutual funds	47.6	47.6	—	—	—	—	—	—
Mutual funds - real estate	52.9	52.9	—	—	—	—	—	—
Risk Parity	91.7	—	91.7	—	—	—	—	—
Total Assets	$1,766.3	$719.1	$947.7	$99.5	$360.4	$84.3	$276.1	$—
The table below sets forth a summary of changes in the fair value of the level 3 assets by fund for the period ended June 30, 2014:

	Limited Partnerships	Real Estate	Total
Beginning balance, January 1	$78.8	$21.1	$99.9
Purchases	1.5	5.0	6.5
Sales	(7.9)	(2.6)	(10.5)
Realized losses	(7.9)	(2.0)	(9.9)
Unrealized gains	9.5	4.0	13.5
Ending balance, June 30	$74.0	$25.5	$99.5
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

Defined Benefit Pension Plan Cash Flows:

Employer Contributions to Defined Benefit Plans
2014 (planned)	$20.0
Future benefit payments are expected to be as follows:

Benefit Payments
2014	$218.2
2015	172.4
2016	147.8
2017	143.4
2018	145.5
2019-2023	724.2

Postretirement Benefit Plan Assets:
The Company’s target allocation for the Voluntary Employee Beneficiary Association (VEBA) trust assets, as well as the actual VEBA trust asset allocation as of June 30, 2014, was as follows:

	Current Target Allocation			Percentage of VEBA Assets at
Asset Category				June 30, 2014
Equity securities	45%	to	55%	51%
Debt securities	45%	to	55%	49%
Total				100%

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

The following table presents the fair value hierarchy for those investments of the Company’s VEBA trust assets measured at fair value on a recurring basis as of June 30, 2014:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$10.6	$—	$10.6	$—
Common Collective fund - U.S. equities	37.0	—	37.0	—
Common Collective fund - international equities	23.7	—	23.7	—
Common collective funds - fixed income	48.7	—	48.7	—
Total Assets	$120.0	$—	$120.0	$—

Cash and cash equivalents are valued at redemption value. Common collective funds are valued based on a net asset value per share, which is used as a practical expedient to fair value. When such prices are unavailable, the plan trustee determines a valuation from the market maker dealing in the particular security.

Postretirement Benefit Plan Cash Flows:

Employer Contributions to Postretirement Benefit Plans
2014	10.0

Future benefit payments are expected to be as follows:

	Gross	Expected Medicare Subsidies	Net Including Medicare Subsidies
2014	$15.2	$0.9	$14.3
2015	29.8	1.8	28.0
2016	28.4	1.9	26.5
2017	27.3	2.0	25.3
2018	26.3	2.0	24.3
2019-2023	111.5	9.6	101.9

The amounts presented for pension assets in continuing operations and discontinued operations, respectively, for the three months and six months ended June 30, 2014 are based on the Company’s historical allocation between the bearings and power transmission business (continuing operations) and the steel business that was spunoff as TimkenSteel (discontinued operations).  We expect to adjust the balance to reflect the actual amount for continuing operations in the second half of 2014.

Note 15 - Income Taxes

The Company's provision for income taxes in interim periods is computed by applying the appropriate estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior year tax liabilities, are recorded during the period(s) in which they occur.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Provision for income taxes	$27.6	$31.6	$55.6	$58.1
Effective tax rate	32.4%	36.3%	32.0%	35.2%

The effective tax rate in the second quarter of 2014 was lower than the U.S. federal statutory rate of 35% primarily due to the net impact of taxation on foreign earnings at a rate lower than 35%, including the gain on sale of land in Brazil, tax benefits related to foreign tax credits, the U.S. manufacturing deduction and certain discrete tax benefits. These factors were partially offset by U.S. state and local taxes and losses at certain foreign subsidiaries where no tax benefit could be recorded.

The effective tax rate in the first six months of 2014 was lower than the U.S. federal statutory rate of 35% primarily due to the net impact of taxation on foreign earnings at a rate lower than 35%, including the gain on sale of land in Brazil, tax benefits related to foreign tax credits, the U.S. manufacturing deduction and other discrete net income tax benefits. These factors were partially offset by U.S. state and local taxes and losses at certain foreign subsidiaries where no tax benefit could be recorded.

Note 16 - Fair Value

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

The following table presents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$294.8	$229.6	$65.2	$—
Restricted cash	15.3	—	15.3	—
Short-term investments	6.3	—	6.3	—
Foreign currency hedges	0.3	—	0.3	—
Total Assets	$316.7	$229.6	$87.1	$—
Liabilities:
Foreign currency hedges	$4.1	$—	$4.1	$—
Interest rate swaps	0.5	—	0.5	—
Total Liabilities	$4.6	$—	$4.6	$—

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$384.6	$320.4	$64.2	$—
Restricted cash	15.1	—	15.1	—
Short-term investments	13.9	—	13.9	—
Foreign currency hedges	0.9	—	0.9	—
Total Assets	$414.5	$320.4	$94.1	$—
Liabilities:
Foreign currency hedges	$9.3	$—	$9.3	$—
Total Liabilities	$9.3	$—	$9.3	$—

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

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, net, accounts payable, trade, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, net, accounts payable, trade and short-term borrowings are a reasonable estimate of their fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $479.9 million and $474.5 million at June 30, 2014 and December 31, 2013, respectively. The carrying value of this debt was $445.8 million and $441.6 million at June 30, 2014 and December 31, 2013, respectively. The fair value of long-term fixed debt was measured using Level 2 inputs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Overview

Introduction:

The Timken Company engineers, manufactures and markets Timken® bearings, transmissions, gearboxes, chain and related products, and offers a spectrum of rebuild and repair services around the world. The leading authority on tapered roller bearings, Timken today applies its deep knowledge of metallurgy, tribology and power transmission across the broad spectrum of bearings and related systems to improve the reliability and efficiency of machinery and equipment all around the world. Known for its quality products and collaborative technical sales model, Timken focuses on providing value to diversified markets worldwide through both original equipment manufacturers (OEMs) and aftermarket channels. With approximately 17,000 people operating from 28 countries, Timken makes the world more productive and keeps industry in motion. The Company operates under three segments: (1) Mobile Industries; (2) Process Industries; and (3) Aerospace. The following further describes these business segments:

•
Mobile Industries offers an extensive portfolio of bearings, seals, lubrication devices and systems, as well as power transmission components, engineered chain, augers and related products and maintenance services to OEMs of: off-highway equipment for the agricultural, construction and mining markets; on-highway vehicles including passenger cars, light trucks and medium- and heavy-duty trucks; and rail cars and locomotives. Beyond service parts sold to the OEMs, aftermarket sales to individual end users, equipment owners, operators and maintenance shops are handled through the Company's extensive network of authorized automotive and heavy-truck distributors, and include hub units, specialty kits and more.

•
Process Industries supplies industrial bearings and assemblies, power transmission components including gears and gearboxes, couplings, seals, lubricants, chains and related products and services to OEMs and end-users in industries that place heavy demands on operating equipment they make or use. This includes metals, mining, cement and aggregate production; coal and wind power generation; oil and gas; pulp and paper in applications including printing presses, cranes, hoists, drawbridges, wind energy turbines, gear drives, drilling equipment, coal conveyors, marine equipment and food processing equipment. This segment also supports aftermarket sales and service needs through its global network of authorized industrial distributors. In addition, the Company’s industrial services group offers end users a broad portfolio of maintenance support and capabilities that include repair and service for bearings and gearboxes as well as electric motor rewind, repair and services.

•
Aerospace provides power transmission systems and flight-critical components for civil and military aircraft. The Aerospace portfolio includes bearings, helicopter transmission systems, rotor-head assemblies, turbine engine components, gears and housings, with a focus on the entire lifecycle of aircraft. Timken aerospace products are integrated into gas turbine engines and gearboxes, helicopter transmission systems, rotor systems, landing gear, instrumentation and guidance systems, for example. In addition to original equipment parts and systems, the segment also provides aftermarket products and services, including complete engine overhaul, aerospace bearing repair, component reconditioning and replacement parts. This segment also manufactures precision bearings, complex assemblies and sensors for applications in spacecraft and robotic vehicles including the Mars Rover curiosity, as well as for manufacturers of health and critical motion control equipment.

For nearly 100 years, the Company also made and marketed steel within its steel business. However, on June 30, 2014, The Timken Company announced that it had completed the spinoff of its steel business into a separate independent publicly traded company, TimkenSteel. The Company's Board of Directors declared a distribution of all outstanding common shares of TimkenSteel through a dividend. At the close of business on June 30, 2014, the Company's shareholders received one common share of TimkenSteel for every two common shares of the Company they held as of the close of business on June 23, 2014. The steel business was reclassified to discontinued operations for all periods presented.

Currently, the Company focuses its strategy on creating value that leads to growth and sustained levels of profitability. The Company works to create value by:

•
Expanding in new and existing markets by applying the Timken team’s knowledge of metallurgy, friction management and mechanical power transmission to create value for Timken customers. Using a highly collaborative technical selling model, the Company places particular emphasis on creating unique solutions for challenging and/or demanding applications. The Company intends to grow in attractive market sectors, emphasizing those spaces that are highly fragmented, demand high service and value the reliability and efficiency offered by the Company's products. The Company also targets those applications that offer significant aftermarket demand, thereby providing product and services revenue throughout the equipment’s lifetime.

•
Performing with excellence, driving for exceptional results with a passion for superior execution. The Company embraces a continuous improvement culture that is charged with lowering costs, eliminating waste, increasing efficiency, encouraging organizational agility and building greater brand equity. As part of this effort, the Company may also reposition underperforming product lines and segments and divest non-strategic assets.

The following items highlight the Company's most recent accomplishments:

•
In June 2014, the Company announced that it was committing $60 million to the DeltaX initiative, a multi-year investment to improve the Company's concept-to-commercialization efforts. The DeltaX initiative integrates technology and tools that allow the Company to be more agile and competitive. The Company will replace its traditional functional infrastructure with a more product-focused infrastructure, supported with new customer-facing systems. The DeltaX initiative will enable the Company to execute on its strategy to grow, delivering to the market place much faster and more efficiently those products that customers value. The Company expects to increase the number of new products and features the Company introduces to the market by approximately 30% as a result of this initiative.

•
On June 13, 2014, the Company's Board of Directors authorized the Company to purchase an additional 10 million of its common shares, bringing the total number of shares authorized for repurchase to 11.5 million shares at June 30, 2014.

•
On April 28, 2014, the Company announced the acquisition of the assets of Schulz for $12 million. Based in New Haven, Connecticut, Schulz provides electric motor and generator repairs, motor rewinds, custom controls and panels, systems integration, pump services, machine rebuilds, hydro services and diagnostics for a broad range of commercial and industrial applications. Schulz had full year 2013 sales of approximately $18 million and employed 125 associates.

Overview:

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Net sales	$789.2	$791.3	$(2.1)	(0.3)%
Income from continuing operations	57.6	55.4	2.2	4.0%
Income from discontinued operation	6.2	27.5	(21.3)	(77.5)%
Net income attributable to noncontrolling interest	1.1	0.1	1.0	NM
Net income attributable to The Timken Company	62.7	82.8	(20.1)	(24.3)%
Diluted earnings per share:
Continuing operations	$0.61	$0.57	$0.04	7.0%
Discontinued operations	$0.07	$0.29	$(0.22)	(75.9)%
Diluted earnings per share	$0.68	$0.86	$(0.18)	(20.9)%
Average number of shares – diluted	91,726,593	96,549,121	—	(5.0)%

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Net sales	$1,526.0	$1,554.5	$(28.5)	(1.8)%
Income from continuing operations	117.9	106.9	11.0	10.3%
Income from discontinued operation	29.7	50.9	(21.2)	(41.7)%
Net income attributable to noncontrolling interest	1.4	(0.1)	1.5	(1,500.0)%
Net income attributable to The Timken Company	146.2	157.9	(11.7)	(7.4)%
Diluted earnings per share:
Continuing operations	$1.26	$1.10	$0.16	14.5%
Discontinued operations	$0.32	$0.53	$(0.21)	(39.6)%
Diluted earnings per share	$1.58	$1.63	$(0.05)	(3.1)%
Average number of shares – diluted	92,395,891	96,647,554	—	(4.4)%

The decrease in sales for the second quarter of 2014 compared to the second quarter of 2013 was primarily driven by lower volume in the Mobile Industries segment as a result of planned program exits that concluded in 2013, mostly offset by higher volume in the Process Industries' wind energy market sector and the Mobile Industries' rail market sector. For the second quarter of 2014, net income per diluted share was $0.68, compared to $0.86 per diluted share for the second quarter of 2013. For the second quarter of 2014, net income from continuing operations per diluted share was $0.61, compared to $0.57 per diluted share for the second quarter of 2013. The Company's net income from continuing operations for the second quarter of 2014 was higher than the second quarter of 2013 primarily due to lower manufacturing and raw material costs and lower selling, general and administrative expenses, partially offset by unfavorable mix, inventory valuation adjustments and value-added tax expense. The decrease in net income from discontinued operations for the second quarter of 2014 compared to the second quarter of 2013 was primarily due to separation costs related to the spinoff of the steel business.

The decrease in sales for the first six months of 2014 compared to the first six months of 2013 was primarily driven by lower volume in the Mobile Industries segment as a result of planned program exits and the impact of foreign currency, partially offset by higher volume in the Process Industries' wind energy market sector and the Mobile Industries' rail market sector, as well as acquisitions. For the first six months of 2014, net income per diluted share was $1.58 compared to $1.63 per diluted share for the first six months of 2013. For the first six months of 2014, net income from continuing operations per diluted share was $1.26 compared to $1.10 per diluted share for the first six months of 2013. The Company's net income from continuing operations for the first six months of 2014 was higher than the first six months of 2013 primarily due to a gain on the sale of the Company's former manufacturing site in Sao Paulo and lower manufacturing and raw material costs, partially offset by unfavorable sales mix, the impact of lower volume, higher logistics costs and higher selling, general and administrative expenses. The decrease in net income from discontinued operations for the first six months of 2014 compared to the first six months of 2013 was primarily due to separation costs related to the spinoff of the steel business.

Outlook:

The Company expects 2014 full-year sales to increase approximately 3% compared to 2013, primarily driven by higher demand in the industrial, off-highway, energy and rail end-market sectors. The Company's earnings from continuing operations are expected to be higher in 2014 compared to 2013, primarily due to higher demand and the impact from cost-reduction initiatives.

From a liquidity standpoint, the Company expects to generate cash from continuing operations of approximately $370 million in 2014 as the Company anticipates higher net income and lower pension contributions, partially offset by higher cash used for income taxes. Pension contributions are expected to be approximately $20 million in 2014, compared to $73.3 million in 2013. The Company expects capital expenditures to be approximately $120 million in 2014, compared to $133.7 million in 2013.

The Statement of Income

Sales by Segment:

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Mobile Industries	$370.8	$391.8	$(21.0)	(5.4)%
Process Industries	336.6	317.5	19.1	6.0%
Aerospace	81.8	82.0	(0.2)	(0.2)%
Total Company	$789.2	$791.3	$(2.1)	(0.3)%

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Mobile Industries	$715.2	$789.5	$(74.3)	(9.4)%
Process Industries	646.3	600.5	45.8	7.6%
Aerospace	164.5	164.5	—	—%
Total Company	$1,526.0	$1,554.5	$(28.5)	(1.8)%

Net sales for the second quarter of 2014 decreased approximately $2 million, or 0.3%, compared to the second quarter of 2013, primarily due to planned program exits that concluded in 2013 of approximately $30 million in the Mobile Industries segment, offset by higher volume of approximately $25 million in the Process Industries' wind energy market sector and the Mobile Industries' rail market sector.

Net sales for the first six months of 2014 decreased approximately $29 million, or 1.8%, compared to the first six months of 2013, primarily due to planned program exits that concluded in 2013 of approximately $75 million in the Mobile Industries segment and the impact of foreign currency of approximately $10 million. These factors were partially offset by higher volume of approximately $35 million in the Process Industries' wind energy market sector and the Mobile Industries' rail market sector, the impact of acquisitions of approximately $15 million and favorable pricing of $5 million.

Gross Profit:

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Gross profit	$233.6	$239.6	$(6.0)	(2.5)%
Gross profit % to net sales	29.6%	30.3%		(70) bps

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Gross profit	$451.7	$458.5	$(6.8)	(1.5)%
Gross profit % to net sales	29.6%	29.5%		10	bps

Gross profit decreased in the second quarter of 2014 compared to the second quarter of 2013 primarily due to the impact of planned program exits that concluded in 2013 of approximately $15 million, unfavorable sales mix of approximately $5 million, an inventory adjustment of approximately $5 million and higher value-added tax expense of approximately $5 million. These factors were partially offset by the impact of higher volume of approximately $15 million and lower material and manufacturing costs of approximately $10 million.

Gross profit decreased in the first six months of 2014 compared to the first six months of 2013 primarily due to planned program exits of approximately $35 million, unfavorable sales mix of approximately $15 million and higher logistics costs of approximately $5 million. These factors were partially offset by the impact of higher volume of approximately $25 million, lower raw material and manufacturing costs of approximately $20 million and an inventory adjustment of approximately $5 million.

Selling, General and Administrative Expenses:

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Selling, general and administrative expenses	$136.8	$139.4	$(2.6)	(1.9)%
Selling, general and administrative expenses % to net sales	17.3%	17.6%		(30) bps

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Selling, general and administrative expenses	$278.6	$273.2	$5.4	2.0%
Selling, general and administrative expenses % to net sales	18.3%	17.6%		70 bps

The decrease in selling, general and administrative expenses in the second quarter of 2014 compared to the second quarter of 2013 was primarily due to the benefit of cost reduction initiatives (including the elimination of certain positions in connection with the spinoff of the steel business) of approximately $10 million, partially offset by higher incentive compensation expense of approximately $4 million and the impact of acquisitions of approximately $2 million.

The increase in selling, general and administrative expenses in the first six months of 2014, compared to the first six months of 2013 was primarily due to higher expense related to incentive compensation plans of approximately $8 million, a sales and use tax refund in the prior year of approximately $4 million, and the impact of acquisitions of approximately $4 million, partially offset by the benefit of cost reduction initiatives (including the elimination of certain positions in connection with the spinoff of the steel business) of approximately $10 million.

Impairment and Restructuring:

	Three Months Ended June 30,
	2014	2013	$ Change
Impairment charges	$0.8	$—	$0.8
Severance and related benefit costs	2.8	6.0	(3.2)
Exit costs	1.8	0.7	1.1
Total	$5.4	$6.7	$(1.3)

	Six Months Ended June 30,
	2014	2013	$ Change
Impairment charges	$0.8	$—	$0.8
Severance and related benefit costs	5.8	7.0	(1.2)
Exit costs	2.7	0.9	1.8
Total	$9.3	$7.9	$1.4

Impairment and restructuring charges of $5.4 million and $9.3 million in the second quarter and first six months of 2014, respectively, were primarily due to severance and related benefit costs of $2.1 million and $5.0 million, respectively, related to initiatives to reduce headcount and exit costs of $1.6 million and $2.0 million, respectively, related to the demolition of two closed facilities. Impairment and restructuring charges of $6.7 million and $7.9 million in the second quarter and first six months of 2013, respectively, were primarily due to the recognition of $5.5 million and $6.3 million, respectively, of severance and related benefits, including $5.2 million of pension settlement charges, related to the closure of the manufacturing facility in St. Thomas.

Interest Expense and Income:

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Interest (expense)	$(5.8)	$(6.1)	$0.3	(4.9)%
Interest income	$1.1	$0.5	$0.6	120.0%

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Interest (expense)	$(11.3)	$(12.6)	$1.3	(10.3)%
Interest income	$2.1	$1.1	$1.0	90.9%

Interest expense for the second quarter and the first six months of 2014 decreased compared to the second quarter and the first six months of 2013 primarily due to higher capitalized interest. Interest income for the second quarter and first six months of 2014 increased compared to the second quarter and first six months of 2013 primarily due to interest income recognized on the deferred payments related to the sale of the Company's former manufacturing site in Sao Paulo.

Other Income (Expense):

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Other (expense), net	$(1.5)	$(0.9)	$(0.6)	NM
Total other (expense)	$(1.5)	$(0.9)	$(0.6)	NM

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Gain on sale of real estate in Brazil	$22.6	$—	$22.6	NM
Other (expense), net	$(3.7)	$(0.9)	$(2.8)	311.1%
Total other income (expense)	$18.9	$(0.9)	$19.8	NM

During the first six months of 2014, the Company recognized a gain of $22.6 million related to the sale of its former manufacturing site in Sao Paulo. Refer to Note 6 - Property, Plant and Equipment for additional information on the gain.

Other expense, net increased in the second quarter of 2014 compared to the second quarter of 2013 primarily due to higher expenses associated with U.S. Continued Dumping and Subsidy Offset Act (CDSOA) receipts, higher charitable donations and a gain on the sale of a joint venture in 2013, partially offset by lower foreign currency exchange losses.

Other expense, net increased in the first six months of 2014 compared to the first six months of 2013 primarily due to higher expenses associated with CDSOA receipts, higher charitable donations, higher foreign currency exchange losses and a gain on the sale of a joint venture in 2013, partially offset by a gain on the sale of fixed assets during the first six months of 2014 compared to a loss on the sale of fixed assets during the first six months of 2013.

Income Tax Expense:

	Three Months Ended June 30,
	2014	2013	$ Change	Change
Income tax expense	$27.6	$31.6	$(4.0)	(12.7)%
Effective tax rate	32.4%	36.3%	—	(390)	bps

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Income tax expense	$55.6	$58.1	$(2.5)	(4.3)%
Effective tax rate	32.0%	35.2%	—	(320)	bps

The decrease in the effective tax rate in the second quarter of 2014 compared to the second quarter of 2013 was primarily due to the net impact of taxation of foreign earnings at a rate lower than 35%, including the gain on sale of land in Brazil, lower U.S. state and local taxes, higher U.S. manufacturing deduction and certain discrete tax benefits. These factors were partially offset by lower benefits from the foreign tax credit and the expiration of the U.S. research tax credit at the end of 2013.

The decrease in the effective tax rate in the first six months of 2014 compared to the first six months of 2013 was primarily due to the net impact of taxation of foreign earnings at a rate lower than 35%, including the gain on sale of land in Brazil, lower U.S. state and local taxes and higher U.S. manufacturing deduction. These factors were partially offset by the expiration of the U.S. research tax credit at the end of 2013 and lower discrete tax benefits.

Discontinued Operations:

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Net sales	$418.5	$335.3	$83.2	24.8%
Income before income taxes	9.7	42.0	(32.3)	(76.9)%
Income taxes	(3.5)	(14.5)	11.0	(75.9)%
Operating results, net of tax	$6.2	$27.5	$(21.3)	(77.5)%

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Net sales	$786.2	$662.0	$124.2	18.8%
Income before income taxes	52.5	77.7	(25.2)	(32.4)%
Income taxes	(22.8)	(26.8)	4.0	(14.9)%
Operating results, net of tax	$29.7	$50.9	$(21.2)	(41.7)%

On June 30, 2014, the Company completed the separation of its steel business from its bearings and power transmission business through a spinoff, creating a new independent publicly traded steel company, TimkenSteel. The operating results, net of tax, included one-time transaction costs in connection with the separation of the two companies of $33.1 million and $44.6 million for the second quarter and first six months of 2014, respectively. The majority of these costs consisted of consulting and professional fees associated with preparing for and executing the spinoff. For further discussion, please reference Note 3 - Spinoff Transaction.

Business Segments

The primary measurement used by management to measure the financial performance of each segment is EBIT. Refer to Note 12 - Segment Information in the Notes to the Consolidated Financial Statements for the reconciliation of EBIT by segment to consolidated income before income taxes.

The presentation of segment results below includes a reconciliation of the changes in net sales for each segment reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions made in 2014 and 2013 and currency exchange rates. The effects of acquisitions and currency exchange rates on net sales are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period. During the first quarter of 2013, the Company completed the acquisition of Interlube Systems Ltd. (Interlube). Results for Interlube are reported in the Mobile Industries segment. During the second quarter of 2013, the Company completed the acquisition of Hamilton Gear Ltd., d/b/a Standard Machine (Standard Machine), as well as substantially all of the assets of Smith Services, Inc. (Smith Services). During the second quarter of 2014, the company acquired substantially all of the assets of Schulz. Results for Standard Machine, Smith Services and Schulz are reported in the Process Industries segment.

Mobile Industries Segment:

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Net sales	$370.8	$391.8	$(21.0)	(5.4)%
EBIT	$39.7	$52.5	$(12.8)	(24.4)%
EBIT margin	10.7%	13.4%	—	270	bps

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Net sales	$370.8	$391.8	$(21.0)	(5.4)%
Less: Acquisitions	3.2	—	3.2	NM
Currency	(1.1)	—	(1.1)	NM
Net sales, excluding the impact of acquisitions and currency	$368.7	$391.8	$(23.1)	(5.9)%

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Net sales	$715.2	$789.5	$(74.3)	(9.4)%
EBIT	$97.5	$104.3	$(6.8)	(6.5)%
EBIT margin	13.6%	13.2%	—	40	bps

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Net sales, including intersegment sales	$715.2	$789.5	$(74.3)	(9.4)%
Less: Acquisitions	3.2	—	3.2	NM
Currency	(7.0)	—	(7.0)	NM
Net sales, excluding the impact of acquisitions and currency	$719.0	$789.5	$(70.5)	(8.9)%

The Mobile Industries segment's net sales, excluding the effects of acquisitions and currency-rate changes, decreased in the second quarter of 2014 compared to the second quarter of 2013 primarily due to lower volume of approximately $20 million. The lower volume was seen across most market sectors, led by a $33 million decrease in light vehicle and a $7 million decrease in heavy truck, partially offset by a $19 million increase in rail. The decrease in volume in the light vehicle market sector was primarily due to planned program exits of approximately $30 million that concluded at the end of 2013. EBIT decreased in the second quarter of 2014 compared to the second quarter of 2013 primarily due to the impact of lower volume and mix of approximately $7 million, value-added tax expense of approximately $4 million and logistics costs of approximately $2 million.

The Mobile Industries segment's net sales, excluding the effects of acquisitions and currency-rate changes, decreased in the first six months of 2014 compared to the first six months of 2013 as a result of lower volume of approximately $70 million. The lower volume was driven by an $81 million decrease in light vehicle, due to planned program exits of approximately $75 million that concluded in 2013, and a $14 million decrease in heavy truck. These decreases were partially offset by a $30 million increase in rail volume. EBIT was lower in the first six months of 2014 compared to the first six months of 2013 primarily due to the impact of lower volume of approximately $25 million and higher manufacturing costs of approximately $5 million. These decreases were partially offset by a gain on the sale of the Company's former manufacturing site in Sao Paulo of approximately $23 million.

Full-year sales for the Mobile Industries segment are expected to be down 2% to 4% in 2014 compared to 2013. The expected decrease is primarily due to a decrease in light-vehicle revenue of approximately 30%, driven by planned program exits of approximately $110 million that concluded at the end of 2013, partially offset by an increase in rail revenue of approximately 20% and an increase in off-highway revenue of approximately 5%. EBIT for the Mobile Industries segment is expected to remain approximately the same in 2014 compared to 2013 as a result of the recognition of the gain related to the sale of the Company's former manufacturing site in Sao Paulo, offset by the impact of lower volume.

Process Industries Segment:

	Three Months Ended June 30,
	2014	2013	$ Change	Change
Net sales	$336.6	$317.5	$19.1	6.0%
EBIT	$67.9	$55.0	$12.9	23.5%
EBIT margin	20.2%	17.3%	—	290	bps

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Net sales, including intersegment sales	$336.6	$317.5	$19.1	6.0%
Less: Acquisitions	3.9	—	3.9	NM
Currency	(1.2)	—	(1.2)	NM
Net sales, excluding the impact of acquisitions and currency	$333.9	$317.5	$16.4	5.2%

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Net sales, including intersegment sales	$646.3	$600.5	$45.8	7.6%
EBIT	$118.6	$98.5	$20.1	20.4%
EBIT margin	18.4%	16.4%		200	bps

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Net sales, including intersegment sales	$646.3	$600.5	$45.8	7.6%
Less: Acquisitions	12.3	—	12.3	NM
Currency	(3.4)	—	(3.4)	NM
Net sales, excluding the impact of acquisitions and currency	$637.4	$600.5	$36.9	6.1%

The Process Industries segment's net sales, excluding the effects of acquisitions and currency-rate changes, increased in the second quarter of 2014 compared to the same period in 2013 primarily due to higher volume of approximately $20 million. The increase in sales was primarily due to higher demand in the wind energy market sector of approximately $20 million. EBIT was higher in the second quarter of 2014 compared to the second quarter of 2013 primarily due to the impact of lower manufacturing and raw material costs of approximately $13 million and the impact of higher volume of approximately $7 million, partially offset by unfavorable sales mix of approximately $5 million. EBIT margin increased in the second quarter of 2014 compared to the second quarter of 2013 primarily due to higher volume in the wind energy market sector.

The Process Industries segment's net sales, excluding the effects of acquisitions and currency-rate changes, increased in the first six months of 2014 compared to the same period in 2013 primarily due to higher volume of approximately $32 million and favorable price of approximately $4 million. The increase in sales was primarily due to higher demand in the the wind energy market sector of approximately $35 million. EBIT was higher in the first six months of 2014 compared to the first six months of 2013 primarily due to lower manufacturing and raw material costs of approximately $20 million and the impact of higher volume of approximately $13 million, partially offset by unfavorable sales mix of approximately $10 million and higher selling, general and administrative expenses of approximately $5 million.

Full-year sales for the Process Industries segment are expected to increase 10% to 12% in 2014 compared to 2013, primarily driven by improved penetration in targeted market sectors, modest increases in demand across most industrial market sectors and the impact of acquisitions. EBIT for the Process Industries segment is expected to increase in 2014 compared to 2013 primarily due to the impact of higher volume. Sales are expected to be higher during the second half of 2014 compared to the first half of 2014, driven by sales to the wind energy market sector and industrial distribution channel. EBIT for the Process Industries segment is expected to be higher in the second half 2014 compared to the first half of 2014 primarily due to the impact of higher volume and lower raw material and manufacturing costs, partially offset by higher selling, general and administrative expenses.

Aerospace Segment:

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Net sales, including intersegment sales	$81.8	$82.0	$(0.2)	(0.2)%
EBIT	$2.8	$7.8	$(5.0)	(64.1)%
EBIT margin	3.4%	9.5%	—	(610)	bps

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Net sales, including intersegment sales	$81.8	$82.0	$(0.2)	(0.2)%
Less: Currency	0.4	—	0.4	NM
Net sales, excluding the impact of currency	$81.4	$82.0	$(0.6)	(0.7)%

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Net sales, including intersegment sales	$164.5	$164.5	$—	—%
EBIT	$8.3	$16.4	$(8.1)	(49.4)%
EBIT margin	5.0%	10.0%		(500)	bps

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Net sales, including intersegment sales	$164.5	$164.5	$—	—%
Less: Currency	0.7	—	0.7	NM
Net sales, excluding the impact of currency	$163.8	$164.5	$(0.7)	(0.4)%

The Aerospace segment's net sales, excluding the effects of currency-rate changes, were flat in the second quarter of 2014 compared to the second quarter of 2013. EBIT for the second quarter of 2014 was down compared to the second quarter of 2013 primarily due to an unfavorable inventory valuation adjustment of approximately $4 million.

The Aerospace segment's net sales, excluding the impact of currency-rate changes, were relatively flat in the first six months of 2014 compared to the first six months of 2013. A $3 million increase in defense volume was offset by a $3 million decrease in general aviation and commercial volume. EBIT was lower in the first six months of 2014 compared to the first six months of 2013 primarily due to the unfavorable inventory valuation adjustment of approximately $4 million and unfavorable sales mix of approximately $3 million.

Full-year sales for the Aerospace segment are expected to be relatively flat in 2014 compared to 2013 as a result of increased volume in the defense rotorcraft market sector offset by a decrease in the commercial market sector and other defense platforms. EBIT for the Aerospace segment is expected to decrease in 2014 compared to 2013 primarily due to the impact of lower volume, higher manufacturing costs and the unfavorable inventory valuation adjustment. The Company is currently conducting an analysis focused on achieving appropriate levels of profitability and growth in this segment. Once the analysis has been completed, the Company will announce any actions to be taken. Depending on the outcome of this analysis, it is possible that the actions to be taken could result in significant non-cash impairment charges; however, at this time, the Company believes that any cash restructuring charges will be nominal.

Corporate:

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
Corporate expenses	$20.5	$22.7	$(2.2)	(9.7)%
Corporate expenses % to net sales	2.6%	2.9%	—	(30)	bps

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
Corporate expenses	$41.7	$42.7	$(1.0)	(2.3)%
Corporate expenses % to net sales	2.7%	2.7%	—	—

The decrease in the second quarter and first six months of 2014 compared to the second quarter and first six months of 2013 was primarily due to the benefit of cost reduction initiatives (including the elimination of certain positions in connection with the Steel spinoff), partially offset by higher incentive compensation expense.

The Balance Sheet

The following discussion is a comparison of the Consolidated Balance Sheets at June 30, 2014 and December 31, 2013.

Current Assets:

	June 30, 2014	December 31, 2013	$ Change	% Change
Cash and cash equivalents	$294.8	$384.6	$(89.8)	(23.3)%
Restricted cash	15.3	15.1	0.2	1.3%
Accounts receivable, net	486.5	444.0	42.5	9.6%
Inventories, net	625.0	582.6	42.4	7.3%
Deferred income taxes	66.2	56.2	10.0	17.8%
Deferred charges and prepaid expenses	21.9	26.8	(4.9)	(18.3)%
Current assets, discontinued operations	—	366.5	(366.5)	(100.0)%
Other current assets	52.4	61.7	(9.3)	(15.1)%
Total current assets	$1,562.1	$1,937.5	$(375.4)	(19.4)%

Cash and cash equivalents decreased primarily due to the Company's purchase of approximately 2.6 million of its common shares for an aggregate of $151.3 million. Accounts receivable, net increased as a result of higher sales in the second quarter of 2014 compared to the fourth quarter of 2013. Inventories, net increased to match higher demand, partially offset by higher inventory reserves. Current assets, discontinued operations, at December 31, 2013 related to the steel business that was spun off on June 30, 2014 and primarily included accounts receivable and inventory.

Property, Plant and Equipment, Net:

	June 30, 2014	December 31, 2013	$ Change	% Change
Property, plant and equipment	$2,395.8	$2,395.3	$0.5	—%
Accumulated depreciation	(1,557.5)	(1,539.5)	(18.0)	1.2%
Property, plant and equipment, net	$838.3	$855.8	$(17.5)	(2.0)%

The decrease in property, plant and equipment in the first six months of 2014 was primarily due to current-year depreciation exceeding capital expenditures.

Other Assets:

	June 30, 2014	December 31, 2013	$ Change	% Change
Goodwill	$349.2	$346.1	$3.1	0.9%
Non-current pension assets	250.0	223.5	26.5	11.9%
Other intangible assets	203.6	207.4	(3.8)	(1.8)%
Deferred income taxes	8.2	8.3	(0.1)	(1.2)%
Non-current assets, discontinued operations	—	849.2	(849.2)	(100.0)%
Other non-current assets	53.8	50.1	3.7	7.4%
Total other assets	$864.8	$1,684.6	$(819.8)	(48.7)%

The increase in non-current pension assets was primarily due to favorable returns on pension assets in the United States, partially offset by actuarial losses due to the remeasurement of the defined benefit pension obligation as a result of the spinoff of the steel business. The decrease in other intangible assets was primarily due to current-year amortization expense of approximately $8 million, partially offset by intangible assets acquired in the current year of approximately $5 million. Non-current assets, discontinued operations, at December 31, 2013 related to the steel business that was spun off on June 30, 2014 and primarily included property, plant and equipment.

Current Liabilities:

	June 30, 2014	December 31, 2013	$ Change	% Change
Short-term debt	$63.6	$18.6	$45.0	241.9%
Accounts payable	178.0	139.9	38.1	27.2%
Salaries, wages and benefits	128.6	131.1	(2.5)	(1.9)%
Income taxes payable	52.7	106.7	(54.0)	(50.6)%
Deferred income taxes	7.9	7.6	0.3	3.9%
Other current liabilities	168.1	173.2	(5.1)	(2.9)%
Current liabilities, discontinued operations	—	152.3	(152.3)	(100.0)%
Current portion of long-term debt	251.0	250.7	0.3	0.1%
Total current liabilities	$849.9	$980.1	$(130.2)	(13.3)%

The increase in short-term debt in the first six months of 2014 was primarily due to borrowings of $40 million under the Company's Asset Securitization Agreement. The increase in accounts payable was due to higher purchases to meet production requirements. The decrease in accrued salaries, wages and benefits was the result of the payout of the 2013 performance-based compensation, partially offset by accruals for 2014 performance-based compensation. The decrease in income taxes payable in the first six months of 2014 was primarily due to the current-year tax payments partially offset by the provisions for current-year income taxes and the reclassification of uncertain tax positions from other non-current liabilities to income taxes payable. The decrease in other current liabilities during the first six months of 2014 was primarily due to the recognition of deferred revenue related to the sale of the Company's former manufacturing site in Sao Paulo, partially offset by the accrued separation costs related to the spinoff of the steel business. Current liabilities, discontinued operations, at December 31, 2013 related to the steel business that was spun off on June 30, 2014 and primarily included accounts payable and other accruals.

Non-Current Liabilities:

	June 30, 2014	December 31, 2013	$ Change	% Change
Long-term debt	$176.2	$176.4	$(0.2)	(0.1)%
Accrued pension cost	138.5	159.0	(20.5)	(12.9)%
Accrued postretirement benefits cost	129.8	138.3	(8.5)	(6.1)%
Deferred income taxes	120.4	82.9	37.5	45.2%
Non-current liabilities, discontinued operations	—	236.7	(236.7)	(100.0)%
Other non-current liabilities	46.3	55.9	(9.6)	(17.2)%
Total non-current liabilities	$611.2	$849.2	$(238.0)	(28.0)%

The decrease in accrued pension cost during the first six months of 2014 was primarily due to favorable returns on pension assets in the United Kingdom, as well as an approximately $8 million contribution to the United Kingdom pension plan, changing the plan from underfunded to overfunded, requiring reclassification to non-current pension assets in 2014. The decrease in accrued postretirement benefits cost during the first six months of 2014 was primarily due to a $10 million contribution to the VEBA trust. The increase in deferred income taxes was primarily due to an increase in the funded status of the Company's defined benefit pension plans. Non-current liabilities, discontinued operations, at December 31, 2013 related to the steel business that was spun off on June 30, 2014 and primarily included long-term debt, accrued pension cost and accrued postretirement benefits cost.

Shareholders’ Equity:

	June 30, 2014	December 31, 2013	$ Change	% Change
Common stock	$958.4	$949.5	$8.9	0.9%
Earnings invested in the business	1,642.2	2,586.4	(944.2)	(36.5)%
Accumulated other comprehensive loss	(397.8)	(626.1)	228.3	(36.5)%
Treasury shares	(412.5)	(273.2)	(139.3)	51.0%
Noncontrolling interest	13.8	12.0	1.8	15.0%
Total shareholders’ equity	$1,804.1	$2,648.6	$(844.5)	(31.9)%

Earnings invested in the business decreased in the first six months of 2014 by $1,044.7 million due to the spinoff of the steel business into a separate independent company and cash dividends declared of $45.7 million, partially offset by net income attributable to the Company of $146.2 million. The decrease in accumulated other comprehensive loss was primarily due to a $234.1 million after-tax adjustment related to the spinoff of the steel business. The increase in treasury shares was primarily due to the Company's purchase of approximately 2.6 million of its common shares for an aggregate of $151.3 million, partially offset by net shares issued for stock compensation plans during the first six months of 2014.

Cash Flows

	Six Months Ended June 30,
	2014	2013	$ Change
Net cash provided by operating activities	$116.1	$137.5	$(21.4)
Net cash used by investing activities	(119.7)	(203.6)	83.9
Net cash used by financing activities	(86.6)	(113.1)	26.5
Effect of exchange rate changes on cash	0.4	(10.4)	10.8
Decrease in cash and cash equivalents	$(89.8)	$(189.6)	$99.8

Operating activities provided net cash of $116.1 million in the first six months of 2014, after providing net cash of $137.5 million in the first six months of 2013. The decrease in cash from operating activities was primarily due to lower cash provided by discontinued operations and higher cash used for income taxes, partially offset by lower pension contributions and other postretirement benefit payments, lower cash required for working capital items and an increase in income from continuing operations. Net cash provided by discontinued operations decreased to $33.6 million for the first six months of 2014 from $55.4 million for the first six months of 2013 as a result of separation costs incurred to spinoff the steel business. Income taxes used cash of $36.2 million in the first six months of 2014 after providing cash of $52.9 million during the first six months of 2013 as a result of higher cash taxes paid in 2014. Pension contributions and other postretirement benefit payments were $41.0 million in the first six months of 2014, compared to $71.9 million in the first six months of 2013. Cash used for working capital items, such as accounts receivable, inventories and other accrued expense, decreased in the first six months of 2014, compared to the first six months of 2013. Net income from continuing operations increased $11.0 million in the first six months of 2014 compared to the first six months of 2013.

The following chart displays the impact of working capital items on cash during the first six months of 2014 and 2013, respectively:

	Six Months Ended June 30,
	2014	2013
Cash Provided (Used):
Accounts receivable	$(39.3)	$(37.9)
Inventories	(39.8)	1.8
Trade accounts payable	36.9	12.4
Other accrued expenses	3.5	(74.1)

Between the issuance of the Company's earnings release on July 31, 2014 and the filing of this Form 10-Q, the Company made some adjustments to the deferred income tax line of the consolidated statement of cash flows to reclassify income tax payments included in continuing operations to discontinued operations, which increased net cash provided by operating activities - continuing operations by $12.8 million for the six months ended June 30, 2014 and decreased net cash provided by operating activities - discontinued operations by $12.8 million for the six months ended June 30, 2014. The adjustments had a minimal impact on net cash provided by operating activities - continuing operations and net cash provided by operating activities - discontinued operations for the six months ended June 30, 2013.

Net cash used by investing activities of $119.7 million in the first six months of 2014 decreased from the same period in 2013 primarily due to a $55.3 million decrease in acquisitions, $15.4 million decrease in capital expenditures, as well as a $10.2 million increase in cash from the disposal of property, plant and equipment primarily due to the sale of real estate in Brazil and South Africa. The Company expects to reduce capital expenditures to approximately $120 million in 2014, compared to $133.7 million in 2013.

Net cash used by financing activities was $86.6 million in the first six months of 2014, compared to $113.1 million in the first six months of 2013. The decrease in cash used by financing activities was primarily due net cash provided by discontinued operations and an increase in net borrowings, partially offset by purchases of the Company's common shares during the first six months of 2014 and cash transferred to TimkenSteel. Net cash from discontinued operations provided $100 million in the first six months of 2014 as TimkenSteel borrowed $100 million under its line of credit prior to the Company's spinoff of the steel business. Net borrowings provided cash of $45.2 million in the first six months of 2014 after using cash of $16.6 million in the first six months of 2013. The Company purchased approximately 2.6 million of its common shares for an aggregate of $151.3 million during the first six months of 2014 after purchasing 1.4 million of its common shares for an aggregate of $81.8 million during the first six months of 2013. In addition, the Company transferred cash of $43.5 million as a result of the spinoff of the steel business, and expects to transfer cash of approximately $3 million to TimkenSteel during the third quarter of 2014.

Liquidity and Capital Resources:

At June 30, 2014, total debt of $490.8 million exceeded cash, cash equivalents and restricted cash of $310.1 million by $180.7 million. At December 31, 2013, total debt of $445.7 million exceeded cash, cash equivalents and restricted cash of $399.7 million by $46.0 million. The ratio of net debt to capital was 9.1% at June 30, 2014 and 1.7% at December 31, 2013.

Reconciliation of total debt to net debt and the ratio of net debt to capital:

Net Debt:

	June 30, 2014	December 31, 2013
Short-term debt	$63.6	$18.6
Current portion of long-term debt	251.0	250.7
Long-term debt	176.2	176.4
Total debt	$490.8	$445.7
Less: Cash and cash equivalents	294.8	384.6
Restricted cash	15.3	15.1
Net debt	$180.7	$46.0

Ratio of Net Debt to Capital:

	June 30, 2014	December 31, 2013
Net debt	$180.7	$46.0
Shareholders’ equity	1,804.1	2,648.6
Net debt plus shareholders’ equity (capital)	$1,984.8	$2,694.6
Ratio of net debt to capital	9.1%	1.7%

The Company presents net debt because it believes net debt is more representative of the Company's financial position than total debt due to the amount of cash and cash equivalents held by the Company.

At June 30, 2014, approximately $190.2 million, or 64.5%, of the Company's cash and cash equivalents resided in jurisdictions outside the United States. Repatriation of these funds to the United States could be subject to domestic and foreign taxes and some portion may be subject to governmental restrictions. Part of the Company's strategy is to grow in attractive market sectors, many of which are outside the United States. This strategy may include making investments in facilities and equipment and potential new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments when possible.

In the first quarter of 2014, the Company repatriated $123 million of cash from jurisdictions outside of the United States. This was part of a strategy to repatriate approximately $365 million over several years, beginning in 2014. Income taxes of approximately $26 million were accrued on the $365 million in the fourth quarter of 2013 related to this strategy.

On April 30, 2014, the Company amended its three-year Asset Securitization Agreement, reducing its aggregate borrowing availability from $200 million to $100 million. The Asset Securitization Agreement matures on November 30, 2015 and is subject to certain borrowing base limitations, and is secured by certain domestic trade receivables of the Company. As of June 30, 2014, the Company had outstanding borrowings of $40 million under its Asset Securitization Agreement, and as a result of certain borrowing base limitations, its availably under the Asset Securitization Agreement was $56.6 million.

At June 30, 2014, the Company had no outstanding borrowings under its Senior Credit Facility, which provides for aggregate borrowings up to $500 million. The Senior Credit Facility matures on May 11, 2016. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At June 30, 2014, the Company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.25 to 1.0. As of June 30, 2014, the Company's consolidated leverage ratio was 1.06 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 4.0 to 1.0. As of June 30, 2014, the Company's consolidated interest coverage ratio was 14.28 to 1.0.

The interest rate under the Senior Credit Facility is based on the Company's consolidated leverage ratio. In addition, the Company pays a facility fee based on the consolidated leverage ratio multiplied by the aggregate commitments of all of the lenders under this agreement.

Other sources of liquidity include short-term lines of credit for certain of the Company's foreign subsidiaries, which provide for borrowings up to $250.1 million. The majority of these lines are uncommitted. At June 30, 2014, the Company had borrowings outstanding of $23.6 million and guarantees of $1.9 million, which reduced the availability under these facilities to $224.6 million.

The Company has approximately $250 million of fixed-rate unsecured notes that mature in September of 2014. The Company expects to refinance these unsecured notes prior to their maturity. During the third quarter of 2014, the Company entered into $100 million notional amount of forward start swaps as interest rate hedges against the upcoming refinancing of the $250.0 million fixed-rate senior unsecured notes. See Note 16 - Fair Value for the fair value of these interest rate swaps.

The Company expects that any cash requirements in excess of cash on hand and cash generated from operating activities will be met by the committed funds available under its Asset Securitization Agreement and the Senior Credit Facility. Management believes it has sufficient liquidity to meet its obligations through at least the term of the Senior Credit Facility.

The Company expects to remain in compliance with its debt covenants. However, the Company may need to limit its borrowings under the Senior Credit Facility or other facilities in order to remain in compliance. As of June 30, 2014, the Company could have borrowed the full amounts available under the Senior Credit Facility and Asset Securitization Agreement, and would have still been in compliance with its debt covenants.

The Company expects cash from operations in 2014 to increase to approximately $370 million as the Company anticipates higher net income from continuing operations and lower pension contributions, partially offset by working capital requirements and higher cash taxes. The Company expects to make approximately $20 million in pension and postretirement contributions in 2014, compared to $73.3 million in 2013. The Company also expects to reduce capital expenditures to approximately $120 million in 2014 compared to $133.7 million in 2013.

Financing Obligations and Other Commitments:

During the first six months of 2014, the Company made contributions of $14.3 million to its global defined benefit pension plans. The Company currently expects to make contributions to its global defined benefit pension plans in 2014 totaling approximately $20 million. Returns for the Company's global defined benefit pension plan assets in 2013 were 10.8%, above the expected rate-of-return assumption of 8.0% due to broad increases in global equity markets. These higher returns positively impacted the funded status of the plans at the end of 2013 and are expected to result in lower pension expense and required pension contributions in future years. As a result of the favorable asset returns in 2013, as well as a 102 basis point increase in the Company's discount rate used to measure its defined benefit pension obligation at December 31, 2013 and the spinoff of the steel business, the Company expects to recognize pension expense of approximately $30 million in 2014, compared to $69.7 million in 2013. Returns for the Company's U.S. defined benefit plan pension assets for the first six months of 2014 were approximately 6.1%. In addition, the Company expects to incur approximately $35 million of pension settlement costs in the second half of 2014 as lump sum pension payments are expected to exceed interest and service cost for one of the Company's U.S. defined benefit pension plans.

During the first six months of 2014, the Company purchased approximately 2.6 million of its common shares for $151.3 million in the aggregate under the Company's 2012 common share purchase plan. This plan authorized the Company to buy, in the open market or in privately negotiated transactions, up to 10 million common shares, which are to be held as treasury shares and used for specified purposes. On June 13, 2014, the Company's Board of Directors authorized an additional 10 million common shares for repurchase under this plan. The authorization expires on December 31, 2015. As of June 30, 2014, the Company has purchased approximately 8.5 million common shares under this plan.

The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.

Critical Accounting Policies and Estimates:

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company reviews its critical accounting policies throughout the year. The Company has concluded that there have been no changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2013, during the six months ended June 30, 2014.

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

Foreign currency exchange losses included in the Company's operating results for the second quarter of 2014 were $0.8 million, compared to a loss of $4.5 million during the second quarter of 2013. Foreign currency exchange losses included in the Company's operating results for the first six months of 2014 were $3.2 million, compared to a loss of $6.0 million during the first six months of 2013. For the six months ended June 30, 2014, the Company recorded a positive foreign currency translation adjustment of $8.3 million that increased shareholders' equity, compared to a negative foreign currency translation adjustment of $34.5 million that decreased shareholders' equity for the six months ended June 30, 2013. The foreign currency translation adjustments for the six months ended June 30, 2014 were negatively impacted by the strengthening of the U.S. dollar relative to other currencies, such as the Brazilian Real, the Australian Dollar, the Indian Rupee and the British Pound.

Quarterly Dividend:

On August 5, 2014, the Company's Board of Directors declared a quarterly cash dividend of $0.25 per common share. The quarterly dividend will be paid on September 3, 2014 to shareholders of record as of August 19, 2014. This will be the 369th consecutive dividend paid on the common shares of the Company.

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

•
changes in operating costs. This includes: the effect of changes in the Company's manufacturing processes; changes in costs associated with varying levels of operations and manufacturing capacity; availability and cost of raw materials and energy; changes in the expected costs associated with product warranty claims; changes resulting from inventory management and cost reduction initiatives and different levels of customer demands; the effects of unplanned plant shutdowns; and changes in the cost of labor and benefits;

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

•
our ability to realize the potential benefits of the spinoff of the steel business and avoid possible indemnification liabilities under certain agreements we entered into with TimkenSteel in connection with the spinoff, or if the spinoff does not qualify as a tax-free transaction; and

•	those items identified under Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 and Item 1A. Risk Factors in this Form 10-Q.

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

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 included a detailed discussion of our risk factors. The information presented below amends and updates those risk factors and should be read in conjunction with the risk factors and information disclosed in the Form 10-K for the fiscal year ended December 31, 2013.

We may not realize the potential benefits from the spinoff, and our access to the global credit markets could be significantly diminished as a result of the spinoff.
We may not realize the potential benefits that we expect from the recently completed spinoff of TimkenSteel from the Company, or may not realize the potential benefits in a timely fashion. Additionally, the Company’s operational and financial profile has changed as a result of the spinoff. As a result, the Company’s diversification of revenue sources has decreased, and it is possible that the Company’s results of operations, cash flows, working capital and financing requirements may be subject to increased volatility. The spinoff could also be a factor causing or contributing to a determination by one or more of the rating agencies to lower the credit rating of the Company. Although the spinoff has not triggered an acceleration of any of the Company’s indebtedness, a ratings downgrade by any of the ratings agencies, if it were to occur, could eliminate or significantly diminish the Company’s ability to gain access to the global credit markets, or cause the Company to use sources of credit at rates that may be higher than would otherwise be available to the Company.

Potential indemnification liabilities to TimkenSteel pursuant to the separation and distribution agreement could materially and adversely affect our business, financial condition, results of operations and cash flows.
In connection with the spinoff, we entered into a separation and distribution agreement, an employee matters agreement and a tax sharing agreement, all with TimkenSteel, which provide for, among other things, the principal corporate transactions required to effect the spinoff, certain conditions to the spinoff and provisions governing the relationship between the Company and TimkenSteel with respect to and resulting from the spinoff. Among other things, the separation and distribution agreement provides for indemnification obligations designed to make us financially responsible for substantially all liabilities that may exist relating to our continuing business operations, whether incurred prior to or after the spinoff, as well as those obligations of TImkenSteel assumed by us pursuant to the separation and distribution agreement. If we are required to indemnify TimkenSteel under the circumstances set forth in the separation and distribution agreement, we could be subject to substantial liabilities.
The employee matters agreement generally provides that each of the Company and TimkenSteel has responsibility for its own employees and compensation plans, subject to certain exceptions as described in the agreement. The tax sharing agreement generally governs the Company’s and TimkenSteel’s respective rights, responsibilities and obligations after the spinoff with respect to taxes for any tax period ending on or before the distribution date, as well as tax periods beginning before and ending after the distribution date. Generally, TimkenSteel will be liable for all pre-spinoff U.S. federal income taxes, foreign income taxes and non-income taxes attributable to TimkenSteel’s business, and all other taxes attributable to TimkenSteel, paid after the spinoff. In addition, the tax sharing agreement will address the allocation of liability for taxes that are incurred as a result of restructuring activities undertaken to effectuate the spinoff. The tax sharing agreement will also provide that TimkenSteel is liable for taxes incurred by the Company that arise as a result of TimkenSteel’s taking or failing to take, as the case may be, certain actions that result in the spinoff failing to meet the requirements of a tax-free distribution under Section 355 of the Code.

Pursuant to the separation and distribution agreement, the employee matters agreement and the tax sharing agreement, TimkenSteel will agree to indemnify us for certain liabilities related to its steel business operations. However, third parties could seek to hold us responsible for any of the liabilities that TimkenSteel has agreed to retain, and there can be no assurance that the indemnity from TimkenSteel will be sufficient to protect us against the full amount of such liabilities, or that TimkenSteel will be able to fully satisfy its indemnification obligations. In particular, if TimkenSteel is unable to pay any prior period taxes for which it is responsible, the Company could be required to pay the entire amount of such taxes. Other provisions of federal law establish similar liability for other matters, including laws governing tax-qualified pension plans as well as other contingent liabilities. Moreover, even if we ultimately succeed in recovering from TimkenSteel any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. If TimkenSteel is unable to satisfy its indemnification obligations, the underlying liabilities could have a material adverse effect on our business, financial condition, results of operations and cash flows.

If the spinoff does not qualify as a tax-free transaction, the Company and its shareholders could be subject to substantial tax liabilities.
The spinoff was conditioned on our receipt of an opinion from Covington & Burling LLP, special tax counsel to the Company, that the distribution of TimkenSteel common shares in the spinoff qualified as tax-free (except for cash received in lieu of fractional shares) to the Company, TimkenSteel and the Company’s shareholders for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) and related provisions of the Code. The opinion relied on, among other things, various assumptions and representations as to factual matters made by the Company and TimkenSteel, which, if inaccurate or incomplete in any material respect, could jeopardize the conclusions reached by such counsel in its opinion. We are not aware of any facts or circumstances that would cause the assumptions or representations that were relied on in the opinion of counsel to be inaccurate or incomplete in any material respect. The opinion is not binding on the Internal Revenue Service, or IRS, or the courts, and there can be no assurance that the qualification of the spinoff as a transaction under Sections 355 and 368(a) of the Code will not be challenged by the IRS or by others in court, or that any such challenge would not prevail. If the spinoff is determined to be taxable for U.S. federal income tax purposes, the Company and its shareholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities, as each U.S. holder of the Company’s common shares that received TimkenSteel common shares in the spinoff would generally be treated as having received a taxable distribution of property in an amount equal to the fair market value of the TimkenSteel common shares received.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Common Shares

The following table provides information about purchases by the Company of its common shares during the quarter ended June 30, 2014.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
4/1/14 - 4/30/14	487,640	$59.69	487,400	1,569,407
5/1/14 - 5/31/14	79,463	62.39	71,600	1,497,807
6/1/14 - 6/30/14	2,853	64.61	—	11,497,807
Total	569,956	$60.09	559,000	11,497,807

(1)
Of the shares purchased in April, May and June, 240, 7,863 and 2,853, respectively, represent common shares of the Company that were owned and tendered by employees to exercise stock options, and to satisfy withholding obligations in connection with the exercise of stock options and vesting of restricted shares.

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

(3)
On February 10, 2012, the Board of Directors of the Company approved a share purchase plan pursuant to which the Company may purchase up to ten million of its common shares in the aggregate. On June 13, 2014, the Board of Directors of the Company authorized an additional ten million common shares for repurchase under this plan. This share purchase plan expires on December 31, 2015. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans.

Item 6. Exhibits

4.1	Second Amendment to Credit Agreement

31.1	Certification of Richard G. Kyle, President and Chief Executive Officer (principal executive officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Philip D. Fracassa, Chief Financial Officer (principal financial officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certifications of Richard G. Kyle, President and Chief Executive Officer (principal executive officer) and Philip D. Fracassa, Chief Financial Officer (principal financial officer) of The Timken Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of The Timken Company for the quarter ended June 30, 2014, filed on August 11, 2014, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY
Date: August 11, 2014	By: /s/ Richard G. Kyle
Richard G. Kyle President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2014	By: /s/ Philip D. Fracassa
Philip D. Fracassa Chief Financial Officer (Principal Financial Officer)