Form 10-Q
period 2014-09-30
TIMKEN CO
filed 2014-11-10
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2014
Common Shares, without par value	88,686,674 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE TIMKEN COMPANY AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(Dollars in millions, except per share data)
Net sales	$788.0	$731.4	$2,314.0	$2,285.9
Cost of products sold	562.5	529.4	1,636.8	1,625.4
Gross Profit	225.5	202.0	677.2	660.5
Selling, general and administrative expenses	132.2	139.4	410.8	412.6
Impairment and restructuring charges	99.4	3.7	108.7	11.6
Operating Income (Loss)	(6.1)	58.9	157.7	236.3
Interest expense	(9.1)	(5.0)	(20.4)	(17.5)
Interest income	1.0	0.4	3.1	1.4
Gain on sale of real estate	—	—	22.6	—
Other income (expense), net	1.8	0.4	(1.9)	(0.5)
Income (Loss) From Continuing Operations Before Income Taxes	(12.4)	54.7	161.1	219.7
Provision (benefit) for income taxes	(2.2)	19.9	53.4	78.0
Income (Loss) From Continuing Operations	(10.2)	34.8	107.7	141.7
Income (loss) from discontinued operations, net of income taxes	(11.0)	17.7	18.7	68.6
Net Income (Loss)	(21.2)	52.5	126.4	210.3
Less: Net income attributable to noncontrolling interest	0.7	0.3	2.1	0.2
Net Income (loss) attributable to The Timken Company	$(21.9)	$52.2	$124.3	$210.1

Amounts attributable to The Timken Company's Common Shareholders
Income (loss) from continuing operations	$(10.9)	$34.5	$105.6	$141.5
Income (loss) from discontinued operations, net of income taxes	(11.0)	17.7	18.7	68.6
Net Income (loss) attributable to The Timken Company	$(21.9)	$52.2	$124.3	$210.1

Net Income (loss) per Common Share attributable to The Timken Company Common Shareholders
Earnings (loss) per share - Continuing Operations	$(0.12)	$0.36	$1.16	$1.48
Earnings (loss) per share - Discontinued Operations	$(0.12)	$0.19	$0.21	$0.72
Basic earnings (loss) per share	$(0.24)	$0.55	$1.37	$2.20

Diluted earnings (loss) per share - Continuing Operations	$(0.12)	$0.36	$1.15	$1.47
Diluted earnings (loss) per share - Discontinued Operations	$(0.12)	$0.18	$0.20	$0.71
Diluted earnings (loss) per share	$(0.24)	$0.54	$1.35	$2.18

Dividends per share	$0.25	$0.23	$0.75	$0.69
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(Dollars in millions)

Net Income (Loss)	$(21.2)	$52.5	$126.4	$210.3
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(25.9)	15.2	(17.6)	(19.3)
Pension and postretirement liability adjustment	15.4	14.3	1.9	71.1
Change in fair value of derivative financial instruments	(0.7)	(1.2)	(0.9)	—
Other comprehensive (loss) income	(11.2)	28.3	(16.6)	51.8
Comprehensive Income (Loss)	(32.4)	80.8	109.8	262.1
Less: comprehensive income (loss) attributable to noncontrolling interest	0.2	(3.2)	2.0	(7.6)
Comprehensive Income (Loss) attributable to The Timken Company	$(32.6)	$84.0	$107.8	$269.7
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	(Unaudited)
	September 30, 2014	December 31, 2013
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$238.2	$384.6
Restricted cash	15.3	15.1
Accounts receivable, less allowances (2014 – $12.5 million; 2013 – $10.1 million)	488.7	444.0
Inventories, net	618.3	582.6
Deferred income taxes	51.9	56.2
Deferred charges and prepaid expenses	20.6	26.8
Other current assets	66.7	61.7
Current assets, discontinued operations	—	366.5
Total Current Assets	1,499.7	1,937.5
Property, Plant and Equipment, net	833.4	855.8
Other Assets
Goodwill	260.6	346.1
Non-current pension assets	259.7	223.5
Other intangible assets	188.4	207.4
Deferred income taxes	7.4	8.3
Other non-current assets	57.5	50.1
Non-current assets, discontinued operations	—	849.2
Total Other Assets	773.6	1,684.6
Total Assets	$3,106.7	$4,477.9
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$8.7	$18.6
Accounts payable, trade	185.3	139.9
Salaries, wages and benefits	156.4	131.1
Income taxes payable	67.1	106.7
Deferred income taxes	7.3	7.6
Other current liabilities	136.6	173.2
Current portion of long-term debt	0.7	250.7
Current liabilities, discontinued operations	—	152.3
Total Current Liabilities	562.1	980.1
Non-Current Liabilities
Long-term debt	522.0	176.4
Accrued pension cost	133.6	159.0
Accrued postretirement benefits cost	123.9	138.3
Deferred income taxes	77.6	82.9
Other non-current liabilities	43.6	55.9
Non-current liabilities, discontinued operations	—	236.7
Total Non-Current Liabilities	900.7	849.2
Shareholders’ Equity
Class I and II Serial Preferred Stock, without par value:
Authorized – 10,000,000 shares each class, none issued	—	—
Common stock, without par value:
Authorized – 200,000,000 shares
Issued (including shares in treasury) (2014 – 98,375,135 shares; 2013 – 98,375,135 shares)
Stated capital	53.1	53.1
Other paid-in capital	895.6	896.4
Earnings invested in the business	1,594.8	2,586.4
Accumulated other comprehensive loss	(408.5)	(626.1)
Treasury shares at cost (2014 –9,688,461 shares; 2013 – 5,252,441 shares)	(505.1)	(273.2)
Total Shareholders’ Equity	1,629.9	2,636.6
Noncontrolling Interest	14.0	12.0
Total Equity	1,643.9	2,648.6
Total Liabilities and Shareholders’ Equity	$3,106.7	$4,477.9
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income attributable to The Timken Company	$124.3	$210.1
Net income from discontinued operations	(18.7)	(68.6)
Net income attributable to noncontrolling interest	2.1	0.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	103.4	106.3
Impairment charges	98.8	—
(Gain) loss on sale of assets	(20.9)	2.3
Deferred income tax provision	(16.6)	(21.7)
Stock-based compensation expense	18.5	10.4
Excess tax benefits related to stock-based compensation	(6.4)	(10.4)
Pension and other postretirement expense	22.5	42.1
Pension contributions and other postretirement benefit payments	(47.6)	(80.3)
Changes in operating assets and liabilities:
Accounts receivable	(52.6)	(4.8)
Inventories	(52.1)	(1.3)
Accounts payable, trade	47.3	1.9
Other accrued expenses	(7.4)	(59.9)
Income taxes	(31.0)	26.4
Other, net	9.2	(16.1)
Net Cash Provided by Operating Activities - Continuing Operations	172.8	136.6
Net Cash Provided by Operating Activities - Discontinued Operations	22.6	113.3
Net Cash Provided by Operating Activities	195.4	249.9
Investing Activities
Capital expenditures	(87.1)	(91.6)
Acquisitions, net of cash received	(12.0)	(64.5)
Proceeds from disposal of property, plant and equipment	15.1	1.1
Investments in short-term marketable securities, net	3.9	5.6
Other	—	1.5
Net Cash Used by Investing Activities - Continuing Operations	(80.1)	(147.9)
Net Cash Used by Investing Activities - Discontinued Operations	(77.0)	(118.7)
Net Cash Used by Investing Activities	(157.1)	(266.6)
Financing Activities
Cash dividends paid to shareholders	(68.2)	(66.0)
Purchase of treasury shares	(266.5)	(107.3)
Proceeds from exercise of stock options	16.7	12.9
Excess tax benefits related to stock-based compensation	6.4	10.4
Proceeds from issuance of long-term debt	346.2	—
Accounts receivable securitization financing borrowings	90.0	—
Accounts receivable securitization financing payments	(90.0)	—
Payments on long-term debt	(250.6)	(9.8)
Short-term debt activity, net	(9.5)	7.6
Proceeds from sale of shares in subsidiary	—	8.4
Cash transferred to TimkenSteel Corporation	(46.5)	—
Other	(3.1)	—
Net Cash Used by Financing Activities - Continuing Operations	(275.1)	(143.8)
Net Cash Provided by Financing Activities - Discontinued Operations	100.0	—
Net Cash Used by Financing Activities	(175.1)	(143.8)
Effect of exchange rate changes on cash	(9.6)	(7.8)
Decrease In Cash and Cash Equivalents	(146.4)	(168.3)
Cash and cash equivalents at beginning of year	384.6	586.4
Cash and Cash Equivalents at End of Period	$238.2	$418.1
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

The operating results, net of tax, included one-time transaction costs of $10.1 million and $54.7 million in connection with the separation of the two companies for the third quarter and first nine months of 2014, respectively. These costs primarily consisted of consulting and professional fees associated with preparing for and executing the spinoff, as well as lease cancellation fees.

The following table presents the results of operations for TimkenSteel that have been reclassified to discontinued operations for all periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$—	$330.0	$786.2	$992.0
Cost of goods sold	—	280.3	642.1	824.2
Gross profit	—	49.7	144.1	167.8
Selling, administrative and general expenses	—	19.5	46.3	59.5
Separation Costs	10.1	—	54.7	—
Interest expense, net	—	—	0.8	—
Other (expense) income, net	—	(0.1)	0.1	(0.5)
Income (loss) before income taxes	(10.1)	30.1	42.4	107.8
Income tax expense	(0.9)	(12.4)	(23.7)	(39.2)
Income (loss) from discontinued operations	$(11.0)	$17.7	$18.7	$68.6

The following table presents the carrying value of assets and liabilities immediately preceding the spinoff of TimkenSteel on June 30, 2014.

2014
ASSETS
Cash and cash equivalents	$46.5
Accounts receivable, net	178.9
Inventories, net	238.2
Deferred income taxes	13.6
Deferred charges and prepaid expenses	0.4
Other current assets	3.4
Property, plant, and equipment, net	750.4
Goodwill	12.6
Non-current pension assets	77.1
Other intangible assets	11.2
Other non-current assets	2.6
Total assets, discontinued operations	$1,334.9
LIABILITIES
Accounts payable, trade	$132.8
Salaries, wages and benefits	52.0
Income taxes payable	0.1
Other current liabilities	15.9
Long-term debt	130.2
Accrued pension cost	24.5
Accrued postretirement benefits cost	71.0
Deferred income taxes	84.1
Other non-current liabilities	10.7
Total liabilities, discontinued operations	$521.3

The balance sheet above reflects $3.0 million in cash transferred to TimkenSteel during the third quarter of 2014. As of September 30, 2014, there were no assets or liabilities remaining from the TimkenSteel operations.

Note 4 - Acquisitions

On April 28, 2014, the Company completed the acquisition of assets from: (a) Maine Industrial Repair Services, Inc.; (b) Schulz Electric Company; (c) S.E.C. Electrical; and (d) Stultz Electric Motor & Controls, collectively d/b/a Schulz Group (Schulz), for $12.0 million in cash. Schulz provides electric motor and generator repairs, motor rewinds, custom controls and panels, systems integration, pump services, machine rebuilds, hydro services and diagnostics for a broad range of commercial and industrial applications. Schulz serves customers nationwide in the commercial nuclear power market sector, as well as regionally in the hydro and fossil fuel market sectors, water management, paper and general manufacturing sectors in the New England and Mid-Atlantic regions. Based in New Haven, Connecticut, Schulz employs 125 associates and had 2013 sales of approximately $18.0 million. The Company reported the results for Schulz in the Process Industries segment.

Pro forma results of operations have not been presented because the effects of the acquisitions were not significant to the Company's income from continuing operations before income taxes or total assets in 2014. The following table presents the preliminary purchase price allocations for acquisition in 2014:

Initial Purchase Price Allocation
Assets:
Accounts receivable, net	$2.9
Inventories, net	2.2
Other current assets	0.2
Property, plant and equipment – net	1.7
Goodwill	2.9
Other intangible assets	4.9
Total assets acquired	$14.8
Liabilities:
Accounts payable, trade	$1.8
Other current liabilities	0.5
Long-term debt	0.5
Total liabilities assumed	$2.8
Net assets acquired	$12.0

The following table summarizes the preliminary purchase price allocation for identifiable intangible assets acquired in 2014:

	Initial Purchase Price Allocation
		Weighted - Average Life
Tradename	$0.7	5 years
Know-how	2.3	20 years
All customer relationships	1.7	16 years
Non-compete agreements	0.2	5 years
Total intangible assets allocated	$4.9

Note 5 - Inventories

The components of inventories were as follows:

	September 30, 2014	December 31, 2013
Manufacturing supplies	$25.7	$26.8
Raw materials	57.0	62.3
Work in process	227.4	199.2
Finished products	332.9	312.7
Subtotal	643.0	601.0
Allowance for obsolete and surplus inventory	(24.7)	(18.4)
Total Inventories, net	$618.3	$582.6

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

The LIFO reserves at September 30, 2014 and December 31, 2013 were $197.6 million and $199.3 million, respectively. The Company recognized a decrease in its LIFO reserve of $1.7 million during the first nine months of 2014, compared to an increase in its LIFO reserve of $3.1 million during the first nine months of 2013.

Based on current expectations of inventory levels and costs, the Company expects to recognize a decrease of approximately $2.1 million in its LIFO reserve for the year ended December 31, 2014. The decrease in the LIFO reserve for 2014 reflects lower anticipated costs. A 1.0% increase in costs would increase the current LIFO expense estimate for 2014 by $3.5 million. An increase in inventory quantities would have no effect on the current LIFO expense estimate for 2014.

During the third quarter of 2014, the Company recorded an inventory valuation adjustment of $18.7 million related to its Aerospace segment. The Company recorded this adjustment during the third quarter of 2014 as a result of the announcement to exit the engine overhaul business, as well as other product lines, and lower than expected future sales. The Company expects to dispose of the related inventory during the fourth quarter of 2014.

Note 6 - Property, Plant and Equipment

The components of property, plant and equipment were as follows:

	September 30, 2014	December 31, 2013
Land and buildings	$435.5	$418.8
Machinery and equipment	1,955.7	1,976.5
Subtotal	2,391.2	2,395.3
Accumulated depreciation	(1,557.8)	(1,539.5)
Property, Plant and Equipment, net	$833.4	$855.8

Depreciation expense for the nine months ended September 30, 2014 and 2013 was $90.0 million and $93.4 million, respectively. At September 30, 2014 and December 31, 2013, machinery and equipment included $48.6 million and $63.3 million, respectively, of capitalized software. Depreciation expense on capitalized software for the nine months ended September 30, 2014 and 2013 was approximately $8.3 million and $17.6 million, respectively. Capitalized interest during the nine months ended September 30, 2014 and 2013 was $1.6 million and $1.2 million, respectively.

In November 2013, the Company finalized the sale of its former manufacturing site in Sao Paulo, Brazil (Sao Paulo). The Company expects to receive approximately $34 million over a twenty-four month period, of which $17.2 million was received as of September 30, 2014. The total cost of this transaction, including the net book value of the real estate and broker's commissions, was approximately $3 million. The Company began recognizing the gain on the sale of this site using the installment method. In the fourth quarter of 2013, the Company recognized a gain of $5.4 million ($5.4 million after tax). In the first quarter of 2014, the Company changed to the full accrual method of recognizing the gain after it had received 25% of the total sales value. As a result, the Company recognized the remaining gain of $22.6 million ($19.5 million after tax) related to this transaction during the first quarter of 2014. During the first nine months of 2014, the Company also recorded interest income of $1.8 million on deferred payments related to this transaction.

Note 7 - Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2014 were as follows:

	Mobile Industries	Process Industries	Aerospace	Total
Beginning balance	$22.3	$161.4	$162.4	$346.1
Acquisitions	—	2.9	—	2.9
Impairment	—	—	$(86.3)	$(86.3)
Other	(0.1)	(1.6)	(0.4)	(2.1)
Ending balance	$22.2	$162.7	$75.7	$260.6

ASC 350, "Intangibles - Goodwill and Other," requires that goodwill and indefinite-lived intangible assets be tested at least annually for impairment. The Company performs its annual impairment test during the fourth quarter after the annual forecasting process is completed. Furthermore, goodwill and indefinite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable. In reviewing goodwill for impairment, potential impairment is identified by comparing the fair value of each reporting unit using an income approach (a discounted cash flow model) and a market approach, with its carrying value.

During the third quarter of 2014, the Company reviewed goodwill for impairment for its three reporting units within the Aerospace segment as a result of declining sales forecasts and financial performance within the segment. The Company utilizes both an income approach and a market approach in testing goodwill for impairment. The Company utilized updated forecasts for the income approach as part of the goodwill impairment review. As a result of the lower earnings and cash flow forecasts, the Company determined that the Drive Systems and the Aerospace Aftermarket reporting units could not support the carrying value of their goodwill. As a result, the Company recorded a pretax impairment loss of $86.3 million during the third quarter of 2014, which was reported in impairment and restructuring charges in the Consolidated Statement of Income.

The change related to acquisitions reflects the preliminary purchase price allocation for the acquisition of Schulz completed on April 28, 2014. The goodwill acquired from Schulz of $2.9 million is tax-deductible and will be amortized over 15 years. “Other” primarily includes foreign currency translation adjustments. See Note 4 - Acquisitions for additional information on the acquisition listed above.

The following table displays intangible assets as of September 30, 2014 and December 31, 2013:

	As of September 30, 2014			As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$159.2	$56.6	$102.6	$160.4	$49.3	$111.1
Know-how	32.3	4.8	27.5	31.4	4.4	27.0
Industrial license agreements	0.1	0.1	—	0.1	0.1	—
Land-use rights	8.8	4.7	4.1	8.9	4.5	4.4
Patents	2.3	2.0	0.3	2.3	1.8	0.5
Technology	37.1	11.3	25.8	44.4	17.2	27.2
Tradenames	5.1	2.8	2.3	4.6	2.7	1.9
PMA licenses	8.8	8.0	0.8	8.8	4.0	4.8
Non-compete agreements	3.5	3.0	0.5	3.2	2.8	0.4
	$257.2	$93.3	$163.9	$264.1	$86.8	$177.3
Intangible assets not subject to amortization:
Tradenames	$15.8	$—	$15.8	$15.9	$—	$15.9
FAA air agency certificates	8.7	—	8.7	14.2	—	14.2
	$24.5	$—	$24.5	$30.1	$—	$30.1
Total intangible assets	$281.7	$93.3	$188.4	$294.2	$86.8	$207.4

In addition to recording an impairment loss related to goodwill, the Company recorded an impairment loss of $9.9 million related to intangible assets within the Aerospace segment during the third quarter of 2014.

Amortization expense for intangible assets was $13.4 million and $12.9 million for the nine months ended September 30, 2014 and September 30, 2013, respectively. Amortization expense for intangible assets is estimated to be $17.8 million in 2014; $18.3 million in 2015; $18.1 million in 2016; $17.4 million in 2017; and $17.4 million in 2018.

Note 8 - Financing Arrangements

Short-term debt at September 30, 2014 and December 31, 2013 was as follows:

	September 30, 2014	December 31, 2013
Variable-rate lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 0.65% to 6.16% at September 30, 2014 and interest rates ranging from 0.87% to 4.86% at December 31, 2013.	$8.7	$18.6
Short-term debt	$8.7	$18.6

The lines of credit for certain of the Company’s foreign subsidiaries provide for short-term borrowings up to $238.9 million. Most of these lines of credit are uncommitted. At September 30, 2014, the Company’s foreign subsidiaries had borrowings outstanding of $8.7 million and guarantees of $4.9 million, which reduced the availability under these facilities to $225.3 million.

On April 30, 2014, the Company reduced its aggregate borrowing available under its Amended and Restated Asset Securitization Agreement (Asset Securitization Agreement) from $200 million to $100 million. This agreement matures on November 30, 2015. Under the terms of the Asset Securitization Agreement, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary, that in turn uses the trade receivables to secure borrowings, which are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the agreement are limited by certain borrowing base calculations. Any amounts outstanding under this Asset Securitization Agreement would be reported in short-term debt in the Company’s Consolidated Balance Sheet. As of September 30, 2014, the Company had no outstanding borrowings under the Asset Securitization Agreement, and as a result of certain borrowing base limitations, its availability under the Asset Securitization Agreement was $87.1 million at September 30, 2014. The cost of this facility, which is the commercial paper rate plus program fees, is considered a financing cost and is included in interest expense in the Consolidated Statements of Income.

Long-term debt at September 30, 2014 and December 31, 2013 was as follows:

	September 30, 2014	December 31, 2013
Fixed-rate Medium-Term Notes, Series A, mature at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	$175.0	$175.0
Fixed-rate Senior Unsecured Notes, maturing on September 15, 2014, with an interest rate of 6.0%	—	249.9
Fixed-rate Senior Unsecured Notes, maturing on September 1, 2024, with an interest rate of 3.875%	346.2	—
Other	1.5	2.2
	$522.7	$427.1
Less current maturities	0.7	250.7
Long-term debt	$522.0	$176.4

The Company has a $500 million Amended and Restated Credit Agreement (Senior Credit Facility), which matures on May 11, 2016. At September 30, 2014, the Company had no outstanding borrowings under the Senior Credit Facility. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At September 30, 2014, the Company was in full compliance with both of these covenants under the Senior Credit Facility.

On August 20, 2014, the Company issued $350 million of fixed-rated 3.875%Senior Unsecured Notes that mature on September 1, 2024 (2024 Notes). The Company used the net proceeds from the issuance of the 2024 Notes to repay the Company's fixed-rate 6.00% Senior Unsecured Notes that matured on September 15, 2014 and for general corporate purposes.

Note 9 - Equity

The changes in the equity components for the nine months ended September 30, 2014 were as follows:

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Earnings Invested in the Business	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non- controlling Interest
Balance at December 31, 2013	$2,648.6	$53.1	$896.4	$2,586.4	$(626.1)	$(273.2)	$12.0
Net income	126.4			124.3			2.1
Foreign currency translation adjustment	(17.6)				(17.5)		(0.1)
Pension and postretirement liability adjustment (net of the income tax benefit of $17.6 million)	1.9				1.9
Change in fair value of derivative financial instruments	(0.9)				(0.9)
Dividends – $0.75 per share	(68.2)			(68.2)
Distribution of TimkenSteel	(813.6)			(1,047.7)	234.1
Excess tax benefit from stock compensation	6.4		6.4
Stock-based compensation expense	20.6		20.6
Stock purchased at cost	(266.5)					(266.5)
Stock option exercise activity	16.6		(23.7)			40.3
Restricted shares surrendered (issued)	0.9		(4.1)			5.0
Shares surrendered for taxes	(10.7)					(10.7)
Balance at September 30, 2014	$1,643.9	$53.1	$895.6	$1,594.8	$(408.5)	$(505.1)	$14.0

Note 10 - Accumulated Other Comprehensive Income (Loss)

The following table presents details about components of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2014, respectively:

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at June 30, 2014	$48.5	$(445.7)	$(0.6)	$(397.8)
Other comprehensive (loss) income before reclassifications, before income tax	(25.9)	6.1	(0.1)	(19.9)
Amounts reclassified from accumulated other comprehensive income, before income tax	—	13.5	0.1	13.6
Income tax (benefit)	—	(4.2)	(0.7)	(4.9)
Net current period other comprehensive (loss) income, net of income taxes	(25.9)	15.4	(0.7)	(11.2)
Non-controlling interest	0.5	—	—	0.5
Net current period comprehensive (loss) income, net of income taxes and non-controlling interest	(25.4)	15.4	(0.7)	(10.7)
Balance at September 30, 2014	$23.1	$(430.3)	$(1.3)	$(408.5)

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2013	$37.5	$(663.2)	$(0.4)	$(626.1)
Other comprehensive (loss) income before reclassifications, before income tax	(17.6)	(33.4)	(1.0)	(52.0)
Amounts reclassified from accumulated other comprehensive income, before income tax	—	52.9	0.7	53.6
Income tax (benefit)	—	(17.6)	(0.6)	(18.2)
Net current period other comprehensive (loss) income, net of income taxes	(17.6)	1.9	(0.9)	(16.6)
Non-controlling interest	0.1	—	—	0.1
Distribution of TimkenSteel	3.1	231.0	—	234.1
Net current period comprehensive (loss) income, net of income taxes and non-controlling interest	(14.4)	232.9	(0.9)	217.6
Balance at September 30, 2014	$23.1	$(430.3)	$(1.3)	$(408.5)

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

The following table presents details about components of accumulated other comprehensive loss for the three and nine months ended September 30, 2013:

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at June 30, 2013	$18.8	$(1,004.7)	$0.5	$(985.4)
Other comprehensive (loss) income before reclassifications, before income tax	15.2	(7.3)	(1.7)	6.2
Amounts reclassified from accumulated other comprehensive income, before income tax	—	32.3	(0.2)	32.1
Income tax (benefit) expense	—	(10.7)	0.7	(10.0)
Net current period other comprehensive (loss) income, net of income taxes	15.2	14.3	(1.2)	28.3
Non-controlling interest	3.5			3.5
Net current period comprehensive (loss) income, net of income taxes and non-controlling interest	18.7	14.3	(1.2)	31.8
Balance at September 30, 2013	$37.5	$(990.4)	$(0.7)	$(953.6)

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2012	$49.0	$(1,061.5)	$(0.7)	$(1,013.2)
Other comprehensive (loss) income before reclassifications, before income tax	(19.3)	4.6	0.2	(14.5)
Amounts reclassified from accumulated other comprehensive income, before income tax	—	99.2	(0.4)	98.8
Income tax (benefit) expense	—	(32.7)	0.2	(32.5)
Net current period other comprehensive (loss) income, net of income taxes	(19.3)	71.1	—	51.8
Non-controlling interest	7.8	—	—	7.8
Net current period comprehensive (loss) income, net of income taxes and non-controlling interest	(11.5)	71.1	—	59.6
Balance at September 30, 2013	$37.5	$(990.4)	$(0.7)	$(953.6)

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

Note 11 - Earnings Per Share

The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income (loss) from continuing operations attributable to The Timken Company	$(10.9)	$34.5	$105.6	$141.5
Less: undistributed earnings allocated to nonvested stock	—	—	—	0.1
Net income (loss) from continuing operations available to common shareholders for basic earnings per share and diluted earnings per share	$(10.9)	$34.5	$105.6	$141.4
Denominator:
Weighted average number of shares outstanding, basic	89,683,436	94,667,659	90,889,871	95,391,695
Effect of dilutive securities:
Stock options and awards based on the treasury stock method	—	740,410	820,157	856,516
Weighted average number of shares outstanding, assuming dilution of stock options and awards	89,683,436	95,408,069	91,710,028	96,248,211
Basic earnings (loss) per share from continuing operations	$(0.12)	$0.36	$1.16	$1.48
Diluted earnings (loss) per share from continuing operations	$(0.12)	$0.36	$1.15	$1.47

The exercise prices for certain stock options that the Company has awarded exceed the average market price of the Company’s common shares. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. During the three months ended September 30, 2014, all stock options were antidilutive as the Company experienced a loss from continuing operations. There were no antidilutive stock options outstanding for the three months ending September 30, 2013. The antidilutive stock options outstanding during the nine months ended September 30, 2014 and 2013 were 697,670 and 306,767, respectively.

Note 12 - Segment Information

The primary measurement used by management to measure the financial performance of each segment is EBIT (earnings before interest and taxes).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales to external customers:
Mobile Industries	$357.1	$348.0	$1,072.3	$1,137.5
Process Industries	355.6	307.2	1,001.9	907.7
Aerospace	75.3	76.2	239.8	240.7
	$788.0	$731.4	$2,314.0	$2,285.9

Segment EBIT:
Mobile Industries	$47.0	$27.8	$144.5	$132.1
Process Industries	77.4	51.1	196.0	149.6
Aerospace	(113.2)	4.6	(104.9)	21.0
Total EBIT, for reportable segments	$11.2	$83.5	$235.6	$302.7
Unallocated corporate expenses	(15.5)	(24.2)	(57.2)	(66.9)
Interest expense	(9.1)	(5.0)	(20.4)	(17.5)
Interest income	1.0	0.4	3.1	1.4
Income (loss) from continuing operations before income taxes	$(12.4)	$54.7	$161.1	$219.7

	September 30, 2014	December 31, 2013
Assets employed at period-end:
Mobile Industries	$1,122.9	$1,051.4
Process Industries	1,141.8	1,096.7
Aerospace	392.3	555.8
Corporate	449.7	558.3
Discontinued Operations	—	1,215.7
Total Assets	$3,106.7	$4,477.9
Corporate assets include corporate buildings and cash and cash equivalents.

Note 13 - Impairment and Restructuring Charges

Impairment and restructuring charges by segment are comprised of the following:

For the three months ended September 30, 2014:

	Mobile Industries	Process Industries	Aerospace	Corporate	Total
Impairment charges	$—	$0.2	$97.4	$0.4	$98.0
Severance and related benefit costs	0.7	0.3	0.3	—	1.3
Exit costs	—	0.1	—	—	0.1
Total	$0.7	$0.6	$97.7	$0.4	$99.4

For the nine months ended September 30, 2014:

	Mobile Industries	Process Industries	Aerospace	Corporate	Total
Impairment charges	$0.8	$0.2	$97.4	$0.4	$98.8
Severance and related benefit costs	5.0	1.7	0.4	—	7.1
Exit costs	1.4	1.4	—	—	2.8
Total	$7.2	$3.3	$97.8	$0.4	$108.7

For the three months ended September 30, 2013:

	Mobile Industries	Process Industries	Aerospace	Corporate	Total
Severance and related benefit costs	$3.1	$0.1	$—	$—	$3.2
Exit costs	0.2	0.3	—	—	0.5
Total	$3.3	$0.4	$—	$—	$3.7

For the nine months ended September 30, 2013:

	Mobile Industries	Process Industries	Aerospace	Corporate	Total
Severance and related benefit costs	$9.9	$0.3	$—	$—	$10.2
Exit costs	1.1	0.3	—	—	1.4
Total	$11.0	$0.6	$—	$—	$11.6

The following discussion explains the impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above.

Mobile Industries

In May 2012, the Company announced the closure of its manufacturing facility in St. Thomas, Ontario, Canada (St. Thomas), which was intended to consolidate bearing production from this plant with its existing U.S. operations to better align the Company's manufacturing footprint with customer demand. The Company also moved customer service for the Canadian market to its offices in Toronto. The Company completed the closure of this manufacturing facility on March 31, 2013. The closure of the St. Thomas manufacturing facility displaced 190 employees. The Company expects to incur pretax costs of approximately $55 million to $60 million in connection with this closure, of which approximately $20 million to $25 million is expected to be pretax cash costs.

The Company has incurred pretax costs related to this closure of approximately $42.4 million as of September 30, 2014, including rationalization costs recorded in cost of products sold. During the first nine months of 2014, the Company recorded $0.8 million of severance and related benefits, including pension settlement charges of $0.7 million, related to this closure. During the third quarter of 2013, the Company recorded $1.5 million of severance and related benefits related to pension settlement charges of $1.5 million. During the first nine months of 2013, the Company recorded $7.8 million of severance and related benefits, including pension settlement charges of $6.7 million, related to this closure.

In addition to the above charges, the Company incurred $2.3 million of severance and related benefit costs related to the rationalization of one of its facilities in Europe during the first nine months of 2014.

Aerospace:

On September 8, 2014, the Company announced plans to: eliminate its Aerospace segment leadership positions and integrate aerospace activities under the direction of Christopher A. Coughlin, executive vice president and group president; close its aerospace engine overhaul business, located in Mesa, Arizona, by the end of the year; evaluate strategic alternatives for its aerospace MRO parts business, also located in Mesa; and close its aerospace bearing facility located in Wolverhampton, United Kingdom, rationalizing the capacity into existing facilities, with timing to be finalized at a later date. In conjunction with this announcement, the Company reviewed goodwill for impairment for its three reporting units within the Aerospace segment as a result of declining sales forecasts and financial performance within the segment. As a result of that review, the Company recorded a pretax goodwill impairment charge of $86.3 million during the third quarter of 2014 related to its Drive Systems and Aerospace Aftermarket reporting units. In addition, the Company recorded an intangible asset impairment charge of $9.9 million, an impairment charge of $1.2 million for its overhaul business, which it classified as assets held for sale and severance and related benefits of $0.3 million. See Note 17 - Fair Value for additional information on the impairment charges for the Aerospace segment.

Workforce Reductions:

During 2013, the Company began the realignment of its organization to improve efficiency and reduce costs. During the first nine months of 2014, the Company recognized $2.8 million of severance and related benefit costs to eliminate approximately 30 positions. Of the $2.8 million charge for the first nine months of 2014, $1.5 million related to the Mobile Industries segment, $1.2 million related to the Process Industries segment, and $0.1 million related to the Aerospace segment.

The following is a rollforward of the consolidated restructuring accrual for the nine months ended September 30, 2014 and the twelve months ended December 31, 2013:

	September 30, 2014	December 31, 2013
Beginning balance, January 1	$10.8	$17.6
Expense	9.0	8.7
Payments	(12.7)	(15.5)
Ending balance	$7.1	$10.8

The restructuring accrual at September 30, 2014 and December 31, 2013 was included in other current liabilities on the Consolidated Balance Sheets. The restructuring accrual at September 30, 2014 excluded costs related to the settlement of pension benefit plans of $0.7 million.

Note 14 - Retirement Benefit Plans

The following tables set forth the net periodic benefit cost for the Company’s defined benefit pension plans. The amounts for the three months and nine months ended September 30, 2014 are based on calculations prepared by the Company's actuaries during the second quarter of 2014. The net periodic benefit cost recorded for the three months and nine months ended September 30, 2014 is the Company’s best estimate of each period’s proportionate share of the amounts to be recorded for the year ending December 31, 2014.

	US Plans		International Plans		Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$3.6	$8.9	$0.6	$0.7	$4.2	$9.6
Interest cost	18.1	29.1	4.2	4.5	22.3	33.6
Expected return on plan assets	(28.7)	(51.9)	(5.4)	(5.9)	(34.1)	(57.8)
Amortization of prior service cost (credit)	0.8	1.1	—	—	0.8	1.1
Amortization of net actuarial loss	11.3	27.3	1.3	1.9	12.6	29.2
Pension curtailments and settlements	—	—	—	1.5	—	1.5
Less: discontinued operations	—	(6.1)	—	0.1	—	(6.0)
Net periodic benefit cost	$5.1	$8.4	$0.7	$2.8	$5.8	$11.2

	US Plans		International Plans		Total
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$17.9	$26.7	$1.8	$2.2	$19.7	$28.9
Interest cost	80.1	87.2	14.2	13.7	94.3	100.9
Expected return on plan assets	(123.1)	(155.7)	(18.5)	(18.3)	(141.6)	(174.0)
Amortization of prior service cost (credit)	2.7	3.4	—	—	2.7	3.4
Amortization of net actuarial loss	44.3	81.9	4.4	5.6	48.7	87.5
Pension curtailments and settlements	—	—	0.7	6.7	0.7	6.7
Less: discontinued operations	(8.0)	(18.2)	0.4	0.3	(7.6)	(17.9)
Net periodic benefit cost	$13.9	$25.3	$3.0	$10.2	$16.9	$35.5

The following table summarizes the assumptions used to measure the net periodic cost for the defined benefit pension plans for the nine months of 2014:

Assumptions
U.S. Plans:
Discount rate	5.02%
Future compensation assumption	3.00%
Expected long-term return on plan assets	7.25%
International Plans:
Discount rate	3.25% to 9.75%
Future compensation assumption	2.30% to 8.00%
Expected long-term return on plan assets	3.00% to 8.50%

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
As a result of the spinoff of TimkenSteel, the Company remeasured its defined benefit pension plans in the U.S. and the United Kingdom prior to the spinoff. The discount rate used to measure net periodic benefit cost represents a blend between the discount rate used to measure the benefit obligation at December 31, 2013 and the discount rate used to remeasure the benefit obligation prior to the spinoff.

The following tables set forth the change in benefit obligation, change in plan assets, funded status and amounts recognized on the Consolidated Balance Sheets for the defined benefit pension plans as of September 30, 2014:

	US Plans	International Plans	Total
Change in benefit obligation:
Benefit obligation at beginning of year	$2,642.4	$491.1	$3,133.5
Service cost	17.9	1.8	19.7
Interest cost	80.1	14.2	94.3
Actuarial losses	86.7	(12.3)	74.4
Employee contributions	—	0.2	0.2
International plan exchange rate change	—	(10.8)	(10.8)
Benefits paid	(162.5)	(16.8)	(179.3)
Spinoff of TimkenSteel	(1,063.3)	(81.8)	(1,145.1)
Benefit obligation at end of period	$1,601.3	$385.6	$1,986.9

	US Plans	International Plans	Total
Change in plan assets:
Fair value of plan assets at beginning of year	$2,870.0	$420.6	$3,290.6
Actual return on plan assets	163.2	19.2	182.4
Employee contributions	—	0.2	0.2
Company contributions / payments	3.4	14.3	17.7
International plan exchange rate change	—	(6.8)	(6.8)
Benefits paid	(162.5)	(16.8)	(179.3)
Spinoff of TimkenSteel	(1,111.7)	(85.7)	(1,197.4)
Fair value of plan assets at end of period	1,762.4	345.0	2,107.4
Funded status at end of period	$161.1	$(40.6)	$120.5

Amounts recognized on the Consolidated Balance Sheets:
Non-current assets	$255.1	$4.6	$259.7
Current liabilities	(4.1)	(1.5)	(5.6)
Non-current liabilities	(89.9)	(43.7)	(133.6)
	$161.1	$(40.6)	$120.5

	US Plans	International Plans	Total
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$509.8	$106.9	$616.7
Net prior service cost	12.7	0.5	13.2
Accumulated other comprehensive loss (AOCL)	$522.5	$107.4	$629.9

Changes in plan assets and benefit obligations recognized in AOCL:	US Plans	International Plans	Total
AOCL at beginning of year	$865.4	$142.7	$1,008.1
Net actuarial loss	46.6	(13.0)	33.6
Recognized net actuarial loss	(44.3)	(4.4)	(48.7)
Recognized prior service cost	(2.7)	—	(2.7)
Loss recognized due to settlement	—	(0.7)	(0.7)
Foreign currency impact	—	(3.0)	(3.0)
Spinoff of TimkenSteel	(342.5)	(14.2)	(356.7)
Total recognized in accumulated other comprehensive loss at September 30, 2014	$522.5	$107.4	$629.9
The presentation in the above tables for amounts recognized in accumulated other comprehensive loss on the Consolidated Balance Sheets is before the effect of income taxes.
The actual return on plan assets in the table on the prior page represents the expected rate of return on plans that were not remeasured in 2014 and actual returns on plans that were remeasured in 2014 up to the date of the remeasurement and expected rate of returns subsequent to the remeasurement.
The following table summarizes assumptions used to measure the benefit obligation for the defined benefit pension plans at September 30, 2014:

Assumptions
U.S. Plans:
Discount rate	4.68%
Future compensation assumption	3.00%
International Plans:
Discount rate	3.25% to 9.75%
Future compensation assumption	2.30% to 8.00%
The discount rate used to remeasure the benefit obligation represents the rate used at the latest period that the defined benefit pension plans were remeasured, which could be the rate at December 31, 2013 for plans that were not remeasured during 2014 or the date at which they were remeasured in 2014.
Defined benefit pension plans in the United States represent 81% of the benefit obligation and 84% of the fair value of plan assets as of September 30, 2014.
Certain of the Company’s defined benefit pension plans were overfunded as of September 30, 2014. As a result, $259.7 million at September 30, 2014 was included in non-current pension assets on the Consolidated Balance Sheets. The current portion of accrued pension cost, which is included in salaries, wages and benefits on the Consolidated Balance Sheets, was $5.6 million at September 30, 2014. In 2014, the current portion of accrued pension cost relates to unfunded plans and represents the actuarial present value of expected payments related to the plans to be made over the next 12 months.

The accumulated benefit obligation at September 30, 2014 exceeded the market value of plan assets for several of the Company’s pension plans. For these plans, the projected benefit obligation was $172.4 million, the accumulated benefit obligation was $161.3 million and the fair value of plan assets was $33.2 million at September 30, 2014.
The total pension accumulated benefit obligation for all plans was approximately $2.0 billion at September 30, 2014.

Defined Benefit Pension Plan Assets:
The Company’s target allocation for US pension plan assets, as well as the actual pension plan asset allocations as of September 30, 2014, was as follows:

	Current Target Allocation			Percentage of Pension Plan Assets at September 30,
Asset Category				2014
Equity securities	15%	to	25%	23%
Debt securities	55%	to	65%	59%
Other	8%	to	25%	18%
Total				100%
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

The following table presents the fair value hierarchy for those investments of the Company’s pension assets measured at fair value on a recurring basis as of September 30, 2014:

	US Pension Plans				International Pension Plans
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$225.6	$35.8	189.8	$—	$24.6	$—	24.6	$—
Government and agency securities	420.3	412.6	7.7	—	—	—	—	—
Corporate bonds - investment grade	190.0	—	190.0	—	0.4	—	0.4	—
Equity securities - U.S. companies	68.8	68.8	—	—	13.9	13.9	—	—
Equity securities - international companies	43.3	43.3	—	—	44.5	44.5	—	—
Asset backed securities	0.4	—	0.4	—	3.4	—	3.4	—
Common collective funds - domestic equities	68.3	—	68.3	—	2.0	—	2.0	—
Common collective funds - international equities	110.5	—	110.5	—	81.6	—	81.6	—
Common collective funds - fixed income	311.1	—	311.1	—	103.7	—	103.7	—
Common collective funds - other	—	—	—	—	70.9	—	70.9	—
Limited partnerships	71.8	—	—	71.8	—	—	—	—
Real estate partnerships	111.2	—	81.0	30.2	—	—	—	—
Mutual funds	28.2	28.2	—	—	—	—	—	—
Mutual funds - real estate	23.8	23.8	—	—	—	—	—	—
Risk Parity	89.1	—	89.1	—	—	—	—	—
Total Assets	$1,762.4	$612.5	$1,047.9	$102.0	$345.0	$58.4	$286.6	$—

The table below sets forth a summary of changes in the fair value of the level 3 assets by fund for the period ended September 30, 2014:

	Limited Partnerships	Real Estate	Total
Beginning balance, January 1	$78.8	$21.1	$99.9
Purchases	1.7	10.5	12.2
Sales	(11.6)	(4.0)	(15.6)
Realized losses	(9.8)	(2.6)	(12.4)
Unrealized gains	12.7	5.2	17.9
Ending balance, September 30	$71.8	$30.2	$102.0
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
Defined Benefit Pension Plan Cash Flows:

Employer Contributions to Defined Benefit Plans
2014 (planned)	$20.0
Future benefit payments are expected to be as follows:

Benefit Payments
2014	$257.6
2015	170.2
2016	146.8
2017	142.3
2018	144.3
2019-2023	718.6

The amounts presented for pension assets in continuing operations and discontinued operations, respectively, for the three months and nine months ended September 30, 2014 are based on the Company’s historical allocation between the bearings and power transmission business (continuing operations) and the steel business that was spunoff as TimkenSteel (discontinued operations).

Note 15 - Postretirement Benefit Plans

The following tables set forth the net periodic benefit cost for the Company’s postretirement benefit plans. The amounts for the three months and nine months ended September 30, 2014 are based on calculations prepared by the Company's actuaries during the second quarter of 2014. The net periodic benefit cost recorded for the three months and nine months ended September 30, 2014 is the Company’s best estimate of each period’s proportionate share of the amounts to be recorded for the year ending December 31, 2014.

	Three Months Ended September 30,
	2014	2013
Components of net periodic benefit cost:
Service cost	$0.2	$0.7
Interest cost	2.9	5.1
Expected return on plan assets	(1.4)	(2.5)
Amortization of prior service cost (credit)	0.1	(0.1)
Amortization of net actuarial loss	—	0.6
Less: discontinued operations	—	(1.6)
Net periodic benefit cost	$1.8	$2.2

	Nine Months Ended September 30,
	2014	2013
Components of net periodic benefit cost:
Service cost	$1.2	$2.2
Interest cost	13.8	15.9
Expected return on plan assets	(7.1)	(8.3)
Amortization of prior service cost (credit)	0.8	(0.2)
Amortization of net actuarial loss	—	1.8
Less: discontinued operations	(3.1)	(4.8)
Net periodic benefit cost	$5.6	$6.6

The following table summarizes the assumptions used to measure the net periodic cost for the postretirement benefit plans for the first nine months of 2014:

Assumptions
Discount rate	4.59%
Future compensation assumption	5.00%
Expected long-term return on plan assets	5.00%
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
As a result of the spinoff of TimkenSteel, the Company remeasured its postretirement benefit plans prior to the spinoff. The discount rate used to measure net periodic benefit cost represents a blend between the discount rate used to measure the benefit obligation at December 31, 2013 and the discount rate used to remeasure the benefit obligation prior to the spinoff.

The following tables set forth the change in benefit obligation, change in plan assets, funded status and amounts recognized on the Consolidated Balance Sheets for the postretirement benefit plans as of September 30, 2014:

Total
Change in benefit obligation:
Benefit obligation at beginning of year	$515.6
Service cost	1.2
Interest cost	13.8
Actuarial losses	1.9
International plan exchange rate change	(0.1)
Benefits paid	(35.7)
Spinoff of TimkenSteel	(229.8)
Benefit obligation at end of period	$266.9

Total
Change in plan assets:
Fair value of plan assets at beginning of year	$240.1
Actual return on plan assets	6.4
Company contributions / payments	50.4
Benefits paid	(35.7)
Spinoff of TimkenSteel	(141.2)
Fair value of plan assets at end of period	120.0
Funded status at end of period	$(146.9)

Total
Amounts recognized on the Consolidated Balance Sheets:
Current liabilities	$(23.0)
Non-current liabilities	(123.9)
$(146.9)

Total
Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$4.4
Net prior service cost	3.1
Accumulated other comprehensive loss (AOCL)	$7.5

Total
Changes in plan assets and benefit obligations recognized in AOCL:
AOCL at beginning of year	$13.3
Net actuarial loss	2.7
Recognized prior service cost	(0.8)
Foreign currency impact	0.1
Spinoff of TimkenSteel	(7.8)
Total recognized in accumulated other comprehensive loss at September 30, 2014	$7.5
The presentation in the above tables for amounts recognized in accumulated other comprehensive loss on the Consolidated Balance Sheets is before the effect of income taxes.
The actual return on plan assets in the table on the prior page represents the actual returns on plans that were remeasured in 2014 up to the date of the remeasurement and expected rate of returns subsequent to the remeasurement.
The following table summarizes assumptions used to measure the benefit obligation for the postretirement benefit plans at September 30, 2014:

Assumptions
Discount rate	4.33%
Future compensation assumption	5.00%
The discount rate used to remeasure the benefit obligation represents the rate on the date at which the plans were remeasured in 2014.

Plan Assets:
The Company’s target allocation for the Voluntary Employee Beneficiary Association (VEBA) trust assets, as well as the actual VEBA trust asset allocation as of September 30, 2014, was as follows:

	Current Target Allocation			Percentage of VEBA Assets at
Asset Category				September 30, 2014
Equity securities	45%	to	55%	50%
Debt securities	45%	to	55%	50%
Total				100%

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

The following table presents the fair value hierarchy for those investments of the Company’s VEBA trust assets measured at fair value on a recurring basis as of September 30, 2014:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$9.4	$—	$9.4	$—
Common collective funds - U.S. equities	37.7	—	37.7	—
Common collective funds - international equities	22.1	—	22.1	—
Common collective funds - fixed income	50.8	—	50.8	—
Total Assets	$120.0	$—	$120.0	$—

Cash and cash equivalents are valued at redemption value. Common collective funds are valued based on a net asset value per share, which is used as a practical expedient to fair value. When such prices are unavailable, the plan trustee determines a valuation from the market maker dealing in the particular security.

Postretirement Benefit Plan Cash Flows:

Employer Contributions to Postretirement Benefit Plans
2014	20.0

Future benefit payments are expected to be as follows:

	Gross	Expected Medicare Subsidies	Net Including Medicare Subsidies
2014	$15.2	$0.9	$14.3
2015	29.8	1.8	28.0
2016	28.4	1.9	26.5
2017	27.3	2.0	25.3
2018	26.3	2.0	24.3
2019-2023	111.5	9.6	101.9

The amounts presented for pension assets in continuing operations and discontinued operations, respectively, for the three months and nine months ended September 30, 2014 are based on the Company’s historical allocation between the bearings and power transmission business (continuing operations) and the steel business that was spunoff as TimkenSteel (discontinued operations).

Note 16 - Income Taxes

The Company's provision for income taxes in interim periods is computed by applying the appropriate estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior year tax liabilities, are recorded during the period(s) in which they occur.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Provision (benefit) for income taxes	$(2.2)	$19.9	$53.4	$78.0
Effective tax rate	17.7%	36.4%	33.1%	35.5%

The effective tax rate in the third quarter of 2014 ($2.2 million tax benefit on loss of $12.4 million) was lower than the U.S. federal statutory rate of 35% primarily due to losses at certain foreign subsidiaries where no tax benefit could be recorded, U.S. taxation of foreign earnings, non-deductible intangible asset impairment charges recorded in the Aerospace segment, and certain discrete tax expenses. These factors were partially offset by earnings in certain foreign jurisdictions where the effective tax rate is lower than 35%, including the gain on sale of land in Brazil, U.S. state and local taxes, tax benefits related to foreign tax credits and the U.S. manufacturing deduction.

The effective tax rate in the first nine months of 2014 was lower than the U.S. federal statutory rate of 35% primarily due to earnings in certain foreign jurisdictions where the effective tax rate is lower than 35%, including the gain on sale of land in Brazil, tax benefits related to foreign tax credits, the U.S. manufacturing deduction and other discrete net income tax benefits. These factors were partially offset by the losses at certain foreign subsidiaries where no tax benefit could be recorded, U.S. taxation of foreign earnings, non-deductible intangible asset impairment charges recorded in the Aerospace segment, and U.S. state and local taxes.

Note 17 - Fair Value

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

The following tables present the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$238.2	$189.0	$49.2	$—
Restricted cash	15.3	—	15.3	—
Short-term investments	9.6	—	9.6	—
Foreign currency hedges	7.2	—	7.2	—
Total Assets	$270.3	$189.0	$81.3	$—
Liabilities:
Foreign currency hedges	$—	$—	$—	$—
Total Liabilities	$—	$—	$—	$—

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$384.6	$320.4	$64.2	$—
Restricted cash	15.1	—	15.1	—
Short-term investments	13.9	—	13.9	—
Foreign currency hedges	0.9	—	0.9	—
Total Assets	$414.5	$320.4	$94.1	$—
Liabilities:
Foreign currency hedges	$9.3	$—	$9.3	$—
Total Liabilities	$9.3	$—	$9.3	$—

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

The following table presents those assets measured at fair value on a nonrecurring basis for the first nine months of September 30, 2014 using Level 3 inputs:

	Carrying Value	Fair Value Adjustment	Fair Value
Long - lived assets held for sale:
Aerospace Overhaul business	$8.0	$(1.2)	$6.8
Total long-lived assets held for sale	$8.0	$(1.2)	$6.8

Long - lived assets held and used:
Goodwill	$92.5	$(86.3)	$6.2
Indefinite-lived intangible assets	14.2	(5.5)	8.7
Amortizable Intangible assets	4.4	(4.4)	—
Fixed assets	1.4	(1.4)	—
Total long-lived assets held and used	$112.5	$(97.6)	$14.9

During the first nine months of 2014, assets held for sale of $8.0 million and assets held and used of $112.5 million were written down to their fair value of $6.8 million and $14.9 million, respectively, and impairment charges of $1.2 million and $97.6 million, respectively, were included in earnings.

On September 8, 2014, the Company announced plans to: eliminate its Aerospace segment leadership positions and integrate aerospace activities under the direction of Christopher A. Coughlin, executive vice president and group president; close its aerospace engine overhaul business, located in Mesa, Arizona, by the end of the year; evaluate strategic alternatives for its aerospace MRO parts business, also located in Mesa; and close its aerospace bearing facility located in Wolverhampton, United Kingdom, rationalizing the capacity into existing facilities, with timing to be determined.

Assets held for sale of $8.0 million associated with the Company's aerospace overhaul business were written down to their fair value of $6.8 million, resulting in an impairment charge of $1.2 million. The fair value of these assets was based on the price that the Company expected to receive to sell these assets.

In conjunction with the Aerospace announcement, the Company reviewed goodwill for impairment for its Drive Systems and Aerospace Aftermarket reporting units. Step one of the goodwill impairment test failed for both of these reporting units. Therefore, the Company conducted step two of the goodwill impairment test. The carrying value of goodwill for the Drive Systems reporting unit was $56.9 million, and the carrying value of the Aerospace Aftermarket reporting unit was $35.6 million. The implied fair value of goodwill for the Drive Systems reporting unit was $1.7 million, and the implied fair value of the Aerospace Aftermarket reporting unit was $4.5 million. As a result of the carrying value of goodwill for these two reporting units exceeding fair value, the Company recorded a pretax impairment charge of $86.3 million during the third quarter of 2014.

Indefinite-lived intangible assets that were classified as assets held and used associated with the Company's Aerospace Aftermarket reporting unit with a carrying value of $14.2 million were written down to their fair value of $8.7 million resulting in an impairment charge of $5.5 million. In conjunction with the Aerospace announcement, the Company also reviewed indefinite-lived intangible assets within the Aerospace segment for impairment. The fair value for these intangible assets was based on a relief from royalty method.

Intangible assets that were classified as assets held and used associated with the Company's Aerospace Aftermarket reporting unit with a carrying value of $4.4 million were written down to their fair value of zero resulting in an impairment charge of $4.4 million. The fair value for these intangible assets was based on the price that would be received in a current transaction to sell the assets on a standalone basis.

Various items of property, plant and equipment, with a carrying value of $1.4 million, were written down to their fair value of zero, resulting in an impairment charge of $1.4 million. The fair value for these assets was based on the price that would be received in a current transaction to sell the assets on a standalone basis, considering the age and physical attributes of these items, as these assets had been idled.

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, net, accounts payable, trade, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, net, accounts payable, trade and short-term borrowings are a reasonable estimate of their fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $559.5 million and $474.5 million at September 30, 2014 and December 31, 2013, respectively. The carrying value of this debt was $529.4 million and $441.6 million at September 30, 2014 and December 31, 2013, respectively. The fair value of long-term fixed-debt was measured using Level 2 inputs.

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

•
Aerospace provides power transmission systems and flight-critical components for civil and military aircraft. The Aerospace portfolio includes bearings, helicopter transmission systems, rotor-head assemblies, turbine engine components, gears and housings, with a focus on the entire lifecycle of aircraft. Timken aerospace products are integrated into gas turbine engines and gearboxes, helicopter transmission systems, rotor systems, landing gear, instrumentation and guidance systems, for example. In addition to original equipment parts and systems, the segment also provides aftermarket products and services, including complete engine overhaul, aerospace bearing repair, component reconditioning and replacement parts. This segment also manufactures precision bearings, complex assemblies and sensors for applications in spacecraft and robotic vehicles including the Mars Rover Curiosity, as well as for manufacturers of health and critical motion control equipment. Beginning in the fourth quarter of 2014, the Company will report the Aerospace business results primarily within the Mobile Industries segment and it will no longer be a separate reporting segment.

For nearly 100 years, the Company also made and marketed steel within its steel business. However, on June 30, 2014, The Timken Company announced that it had completed the spinoff of its steel business into a separate independent publicly traded company, TimkenSteel. The Company's Board of Directors declared a distribution of all outstanding common shares of TimkenSteel through a dividend. At the close of business on June 30, 2014, the Company's shareholders received one common share of TimkenSteel for every two common shares of the Company they held as of the close of business on June 23, 2014. The steel business has been reclassified to discontinued operations for all periods presented.

Currently, the Company focuses its strategy on creating value that leads to growth and sustained levels of profitability. The Company works to create value by:

•
Expanding in new and existing markets by applying the Timken team’s knowledge of metallurgy, friction management and mechanical power transmission to create value for our customers. Using a highly collaborative technical selling model, the Company places particular emphasis on creating unique solutions for challenging and/or demanding applications. The Company intends to grow in attractive market sectors, emphasizing those spaces that are highly fragmented, demand high service and value the reliability and efficiency offered by the Company's products. The Company also targets those applications that offer significant aftermarket demand, thereby providing product and services revenue throughout the equipment’s lifetime.

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

The following items highlight the Company's most recent accomplishments:

•
On July 9, 2014, the Company launched the XSell Project and is investing $22 million in new sales and pricing management tools to increase effectiveness and improve the overall customer experience. This includes transforming territory planning, sales call planning and reporting, customer data and opportunity management, as well as sales support activities. As part of the $60 million DeltaX initiative announced in June 2014, the XSell project will leverage the SAP infrastructure deployed throughout our global operations over the past several years. It will provide the global sales team with new customer relationship management (CRM) capabilities, as well as more consistent, mobility-enabled sales processes and business tools.

•
On September 8, 2014, the Company announced plans to: eliminate its Aerospace segment leadership positions and integrate aerospace activities under the direction of Christopher A. Coughlin, executive vice president and group president; close its aerospace engine overhaul business, located in Mesa, Arizona, by the end of the year; evaluate strategic alternatives for its aerospace MRO parts business, also located in Mesa; and close its aerospace bearing facility located in Wolverhampton, United Kingdom, rationalizing the capacity into existing facilities, with timing to be determined. Beginning in the fourth quarter of 2014, the Company will report the Aerospace business results primarily within the Mobile Industries segment and it will no longer be a separate reporting segment.

Overview:

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Net sales	$788.0	$731.4	$56.6	7.7%
Income (loss) from continuing operations	(10.2)	34.8	(45.0)	(129.3)%
Income (loss) from discontinued operation	(11.0)	17.7	(28.7)	(162.1)%
Net income attributable to noncontrolling interest	0.7	0.3	0.4	133.3%
Net income (loss) attributable to The Timken Company	(21.9)	52.2	(74.1)	(142.0)%
Diluted earnings per share:
Continuing operations	$(0.12)	$0.36	$(0.48)	(133.3)%
Discontinued operations	$(0.12)	$0.18	$(0.30)	(166.7)%
Diluted earnings (loss) per share	$(0.24)	$0.54	$(0.78)	(144.4)%
Average number of shares – diluted	89,683,436	95,408,069		(6.0)%

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Net sales	$2,314.0	$2,285.9	$28.1	1.2%
Income from continuing operations	107.7	141.7	(34.0)	(24.0)%
Income from discontinued operation	18.7	68.6	(49.9)	(72.7)%
Net income attributable to noncontrolling interest	2.1	0.2	1.9	NM
Net income attributable to The Timken Company	124.3	210.1	(85.8)	(40.8)%
Diluted earnings per share:
Continuing operations	$1.15	$1.47	$(0.32)	(21.8)%
Discontinued operations	$0.20	$0.71	$(0.51)	(71.8)%
Diluted earnings per share	$1.35	$2.18	$(0.83)	(38.1)%
Average number of shares – diluted	91,710,028	96,248,211		(4.7)%

On October 28, 2014, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission that included an earnings release issued that same day reporting results for the third quarter of 2014, which was furnished as Exhibit 99.1 thereto (the Earnings Release). The Earnings Release reported a consolidated net loss attributable to the Company of $14.8 million, or a loss of $0.16 per share, for the three months ended September 30, 2014, and net income attributable to the Company of $131.4 million, or earnings per diluted share of $1.43, for the nine months ended September 30, 2014. Between the issuance of the Earnings Release and the filing of this Quarterly Report on Form 10-Q, the Company recorded additional non-cash goodwill and intangible impairment charges for the three months ended September 30, 2014 of $8.4 million ($7.1 million after tax), or $0.08 per share, related to its Aerospace segment.

The increase in sales for the third quarter of 2014 compared to the third quarter of 2013 was primarily driven by higher volume in the Process Industries segment. The Company's net income from continuing operations for the third quarter of 2014 was lower than the third quarter of 2013 primarily due to goodwill impairment and inventory valuation adjustments for the Aerospace segment, partially offset by the impact of higher volume and mix, lower manufacturing and raw material costs and lower selling, general and administrative expenses.

The increase in sales for the first nine months of 2014 compared to the first nine months of 2013 was primarily driven by higher volume in the Process Industries segment, partially offset by lower volume in the Mobile Industries segment. The Company's net income from continuing operations for the first nine months of 2014 was lower than the first nine months of 2013 primarily due to goodwill impairment and inventory valuation adjustments for the Aerospace segment, partially offset by higher volume, gain on the sale of the Company's former manufacturing site in Sao Paulo and lower manufacturing and raw material costs. The decrease in net income from discontinued operations for the first nine months of 2014 compared to the first nine months of 2013 was primarily due to the separation costs related to the spinoff of TimkenSteel.

Outlook:

The Company expects 2014 full-year sales to increase approximately 2% compared to 2013, primarily driven by higher organic growth in targeted sectors, including wind energy and rail, as well as the industrial aftermarket, and the benefit of acquisitions. The Company's earnings from continuing operations are expected to be lower in 2014 compared to 2013, primarily due to Aerospace segment restructuring and impairment charges, as well as pension settlement costs, partially offset by higher volume, strong manufacturing performance and the impact from cost-reduction initiatives.

The Company expects to generate cash from continuing operations of approximately $305 million in 2014, compared to $282.5 million in 2013, as the Company anticipates lower cash used for income taxes and lower pension contributions, partially offset by lower net income. Pension contributions are expected to be approximately $20 million in 2014, compared to $73.3 million in 2013. The Company expects capital expenditures to be approximately $115 million in 2014, compared to $133.7 million in 2013.

The Statement of Income

Sales by Segment:

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Mobile Industries	$357.1	$348.0	$9.1	2.6%
Process Industries	355.6	307.2	48.4	15.8%
Aerospace	75.3	76.2	(0.9)	(1.2)%
Total Company	$788.0	$731.4	$56.6	7.7%

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Mobile Industries	$1,072.3	$1,137.5	$(65.2)	(5.7)%
Process Industries	1,001.9	907.7	94.2	10.4%
Aerospace	239.8	240.7	(0.9)	(0.4)%
Total Company	$2,314.0	$2,285.9	$28.1	1.2%

Net sales for the third quarter of 2014 increased approximately $57 million, or 7.7%, compared to the third quarter of 2013, primarily due to higher volume of approximately $75 million, driven by increases in the Process Industries' wind energy market sector and industrial aftermarket and the Mobile Industries' rail market sector, partially offset by planned program exits in the Mobile Industries segment that concluded in 2013 of approximately $20 million.

Net sales for the first nine months of 2014 increased approximately $28 million, or 1.2%, compared to the first nine months of 2013, primarily due to higher volume of approximately $115 million, driven by increases in the Process Industries' wind energy market sector and industrial aftermarket and the Mobile Industries' rail market sector, as well as the impact of acquisitions of approximately $20 million. These factors were partially offset by planned program exits in the Mobile Industries segment that concluded in 2013 of approximately $95 million and the impact of foreign currency of approximately $10 million.

Gross Profit:

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Gross profit	$225.5	$202.0	$23.5	11.6%
Gross profit % to net sales	28.6%	27.6%		100 bps

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Gross profit	$677.2	$660.5	$16.7	2.5%
Gross profit % to net sales	29.3%	28.9%		40	bps

Gross profit increased in the third quarter of 2014 compared to the third quarter of 2013 primarily due to the impact of higher volume and favorable mix of approximately $40 million and lower material and manufacturing costs of approximately $15 million. These factors were partially offset by inventory valuation adjustments of approximately $20 million in the Aerospace segment and the impact of planned program exits in the Mobile Industries segment that concluded in 2013 of approximately $10 million.

Gross profit increased in the first nine months of 2014 compared to the first nine months of 2013 primarily due to the impact of higher volume of approximately $60 million and lower raw material and manufacturing costs of approximately $35 million. These factors were partially offset by the impact of planned program exits in the Mobile Industries segment of approximately $45 million, inventory valuation adjustments of approximately $20 million and unfavorable sales mix of approximately $15 million.

Selling, General and Administrative Expenses:

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Selling, general and administrative expenses	$132.2	$139.4	$(7.2)	(5.2)%
Selling, general and administrative expenses % to net sales	16.8%	19.1%		(230) bps

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Selling, general and administrative expenses	$410.8	$412.6	$(1.8)	(0.4)%
Selling, general and administrative expenses % to net sales	17.8%	18.0%		(20) bps

The decrease in selling, general and administrative expenses in the third quarter of 2014 compared to the third quarter of 2013 was primarily due to the benefit of cost reduction initiatives (including the elimination of certain positions in connection with the spinoff of TimkenSteel) of approximately $10 million, partially offset by higher incentive compensation expense of approximately $4 million.

The decrease in selling, general and administrative expenses in the first nine months of 2014 compared to the first nine months of 2013 was primarily due to the benefit of cost reduction initiatives (including the elimination of certain positions in connection with the spinoff of TimkenSteel) of approximately $15 million, partially offset by higher expense related to incentive compensation plans of approximately $10 million, and the impact of acquisitions of approximately $2 million.

Impairment and Restructuring:

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Impairment charges	$98.0	$—	$98.0	—%
Severance and related benefit costs	1.3	3.2	(1.9)	(59.4)%
Exit costs	0.1	0.5	(0.4)	(80.0)%
Total	$99.4	$3.7	$95.7	NM

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Impairment charges	$98.8	$—	$98.8	—%
Severance and related benefit costs	7.1	10.2	(3.1)	(30.4)%
Exit costs	2.8	1.4	1.4	100.0%
Total	$108.7	$11.6	$97.1	NM

Impairment and restructuring charges of $99.4 million and $108.7 million in the third quarter and first nine months of 2014, respectively, were primarily due to goodwill and other intangible impairment charges of $97.7 million in the Aerospace segment that were recorded in the third quarter of 2014. Impairment and restructuring charges of $3.7 million and $11.6 million in the third quarter and first nine months of 2013, respectively, were primarily due to the recognition of severance and related benefits, including $1.5 million and $6.7 million of pension settlement charges, respectively, related to the closure of the manufacturing facility in St. Thomas and the reorganization of one of the Company's U.S. plants.

Interest Expense and Income:

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Interest (expense)	$(9.1)	$(5.0)	$(4.1)	82.0%
Interest income	$1.0	$0.4	$0.6	150.0%

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Interest (expense)	$(20.4)	$(17.5)	$(2.9)	16.6%
Interest income	$3.1	$1.4	$1.7	121.4%

Interest expense for the third quarter and the first nine months of 2014 increased compared to the third quarter and the first nine months of 2013 primarily due to lower capitalized interest. Interest income for the third quarter and first nine months of 2014 increased compared to the third quarter and first nine months of 2013 primarily due to interest income recognized on the deferred payments related to the sale of the Company's former manufacturing site in Sao Paulo.

Other Income (Expense):

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Other Income, net	$1.8	$0.4	$1.4	NM
Total other Income	$1.8	$0.4	$1.4	NM

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Gain on sale of real estate in Brazil	$22.6	$—	$22.6	NM
Other (expense), net	$(1.9)	$(0.5)	$(1.4)	280.0%
Total other income (expense)	$20.7	$(0.5)	$21.2	NM

During the first nine months of 2014, the Company recognized a gain of $22.6 million related to the sale of its former manufacturing site in Sao Paulo. Refer to Note 6 - Property, Plant and Equipment for additional information on the gain.

Other Income, net increased in the third quarter of 2014 compared to the third quarter of 2013 primarily due to higher foreign currency exchange gains recognized in 2014, partially offset by a higher loss on the sale of fixed assets.

Other expense, net increased in the first nine months of 2014 compared to the first nine months of 2013 primarily due to higher expenses associated with U.S. Continued Dumping and Subsidy Offset Act (CDSOA) receipts.

Income Tax Expense:

	Three Months Ended September 30,
	2014	2013	$ Change	Change
Income tax expense (benefit)	$(2.2)	$19.9	$(22.1)	(111.1)%
Effective tax rate	17.7%	36.4%	—	(1,870)	bps

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Income tax expense	$53.4	$78.0	$(24.6)	(31.5)%
Effective tax rate	33.1%	35.5%	—	(240)	bps

The decrease in the effective tax rate in the third quarter of 2014 ($2.2 million tax benefit on a loss of $12.4 million) compared to the third quarter of 2013 ($19.9 million tax expense on income of $54.7 million) was primarily due to the losses at foreign subsidiaries where no tax benefit could be recorded, the U.S. taxation of foreign earnings, non-deductible intangible asset impairment charges recorded in the Aerospace segment, the expiration of the U.S. research tax credit at the end of 2013 and certain discrete tax expenses. These factors were offset by earnings in foreign jurisdictions where the tax rate is less than 35%, including the gain on sale of land in Brazil, higher benefits from the foreign tax credit, higher U.S. manufacturing deduction, lower U.S. state and local taxes.

The decrease in the effective tax rate in the first nine months of 2014 compared to the first nine months of 2013 was primarily due to lower losses at foreign subsidiaries where no tax benefit could be recorded, earnings in foreign jurisdictions where the tax rate is less than 35%, including the gain on sale of land in Brazil, lower U.S. state and local taxes, higher benefits from the foreign tax credit and a higher U.S. manufacturing deduction. These factors were partially offset by the U.S. taxation of foreign earnings, non-deductible intangible asset impairment charges recorded in the Aerospace segment, the expiration of the U.S. research tax credit at the end of 2013 and lower discrete tax benefits.

Discontinued Operations:

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Net sales	$—	$330.0	$(330.0)	NM
Income (loss) before income taxes	(10.1)	30.1	(40.2)	(133.6)%
Income taxes	(0.9)	(12.4)	11.5	(92.7)%
Operating results, net of tax	$(11.0)	$17.7	$(28.7)	(162.1)%

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Net sales	$786.2	$992.0	$(205.8)	(20.7)%
Income before income taxes	42.4	107.8	(65.4)	(60.7)%
Income taxes	(23.7)	(39.2)	15.5	(39.5)%
Operating results, net of tax	$18.7	$68.6	$(49.9)	(72.7)%

On June 30, 2014, the Company completed the separation of TimkenSteel through a spinoff, creating a new independent publicly traded company. The operating results, net of tax, included one-time transaction costs in connection with the separation of the two companies of $10.1 million and $54.7 million for the third quarter and first nine months of 2014, respectively. These costs included consulting and professional fees associated with preparing for and executing the spinoff, as well as lease cancellation charges of approximately $4 million. For further discussion, please reference Note 3 - Spinoff Transaction in the Notes to the Consolidated Financial Statements.

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

Mobile Industries Segment:

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Net sales	$357.1	$348.0	$9.1	2.6%
EBIT	$47.0	$27.8	$19.2	69.1%
EBIT margin	13.2%	8.0%	0.1	520 bps

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Net sales	$357.1	$348.0	$9.1	2.6%
Less: Currency	(0.9)	—	(0.9)	NM
Net sales, excluding the impact of currency	$358.0	$348.0	$10.0	2.9%

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Net sales	$1,072.3	$1,137.5	$(65.2)	(5.7)%
EBIT	$144.5	$132.1	$12.4	9.4%
EBIT margin	13.5%	11.6%	—	190 bps

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Net sales	$1,072.3	$1,137.5	$(65.2)	(5.7)%
Less: Acquisitions	3.2	—	3.2	NM
Currency	(7.9)	—	(7.9)	NM
Net sales, excluding the impact of acquisitions and currency	$1,077.0	$1,137.5	$(60.5)	(5.3)%

The Mobile Industries segment's net sales, excluding the effects of currency-rate changes, increased in the third quarter of 2014 compared to the third quarter of 2013 primarily due to higher volume of $10 million. The higher volume was led by a $25 million increase in rail and a $10 million increase in off-highway, partially offset by a decrease in volume in the light vehicle market sector due to planned program exits that concluded at the end of 2013 of approximately $20 million. EBIT increased in the third quarter of 2014 compared to the third quarter of 2013 primarily due to the impact of higher volume and mix of approximately $20 million and lower manufacturing and raw material costs of approximately $10 million, partially offset by the impact of planned program exits that concluded at the end of 2013 of approximately $10 million.

The Mobile Industries segment's net sales, excluding the effects of acquisitions and currency-rate changes, decreased in the first nine months of 2014 compared to the first nine months of 2013 as a result of lower volume of approximately $60 million. The lower volume was driven by a decrease in light vehicle sales, due to planned program exits that concluded in 2013 of approximately $95 million, and a $15 million decrease in heavy truck sales. These decreases were partially offset by a $55 million increase in rail volume. EBIT was higher in the first nine months of 2014 compared to the first nine months of 2013 primarily due to the gain on the sale of the Company's former manufacturing site in Sao Paulo of approximately $23 million, the impact of higher volume of approximately $20 million and lower restructuring costs of approximately $10 million. These increases were partially offset by the impact of planned program exits of approximately $40 million.

Full-year sales for the Mobile Industries segment are expected to be down about 5% in 2014 compared to 2013. The expected decrease is primarily due to a decrease in light-vehicle revenue of approximately 25%, driven by planned program exits that concluded at the end of 2013 of approximately $110 million, partially offset by an increase in rail revenue of approximately 20%. EBIT for the Mobile Industries segment is expected to increase in 2014 compared to 2013 as a result of higher volume, the recognition of the gain related to the sale of the Company's former manufacturing site in Sao Paulo and lower manufacturing and raw material costs, partially offset by the impact of planned program exits that concluded in 2013.

Process Industries Segment:

	Three Months Ended September 30,
	2014	2013	$ Change	Change
Net sales	$355.6	$307.2	$48.4	15.8%
EBIT	$77.4	$51.1	$26.3	51.5%
EBIT margin	21.8%	16.6%	—	520 bps

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Net sales	$355.6	$307.2	$48.4	15.8%
Less: Acquisitions	3.7	—	3.7	NM
Currency	(1.6)	—	(1.6)	NM
Net sales, excluding the impact of acquisitions and currency	$353.5	$307.2	$46.3	15.1%

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Net sales	$1,001.9	$907.7	$94.2	10.4%
EBIT	$196.0	$149.6	$46.4	31.0%
EBIT margin	19.6%	16.5%		310 bps

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Net sales	$1,001.9	$907.7	$94.2	10.4%
Less: Acquisitions	16.0	—	16.0	NM
Currency	(5.0)	—	(5.0)	NM
Net sales, excluding the impact of acquisitions and currency	$990.9	$907.7	$83.2	9.2%

The Process Industries segment's net sales, excluding the effects of acquisitions and currency-rate changes, increased in the third quarter of 2014 compared to the same period in 2013 primarily due to higher volume of approximately $50 million. The higher volume was primarily due to higher demand in the wind energy market sector of approximately $20 million and higher demand from the industrial aftermarket of approximately $15 million. EBIT was higher in the third quarter of 2014 compared to the third quarter of 2013 primarily due to the impact of higher volume of approximately $25 million and lower manufacturing and raw material costs of approximately $5 million, partially offset by higher selling, general and administrative expense of $3 million.

The Process Industries segment's net sales, excluding the effects of acquisitions and currency-rate changes, increased in the first nine months of 2014 compared to the same period in 2013 primarily due to higher volume of approximately $80 million. The higher volume was primarily due to higher demand in the wind energy market sector of approximately $55 million and higher demand from the industrial aftermarket of approximately $20 million. EBIT was higher in the first nine months of 2014 compared to the first nine months of 2013 primarily due to the impact of higher volume of approximately $40 million and lower manufacturing and raw material costs of approximately $30 million, partially offset by unfavorable sales mix of approximately $10 million and higher selling, general and administrative expenses of approximately $10 million.

Full-year sales for the Process Industries segment are expected to increase about 11% in 2014 compared to 2013, primarily driven by improved penetration in targeted market sectors, modest increases in demand across most industrial market sectors and the impact of acquisitions. EBIT for the Process Industries segment is expected to increase in 2014 compared to 2013 primarily due to the impact of higher volume and lower manufacturing and material costs.

Aerospace Segment:

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Net sales	$75.3	$76.2	$(0.9)	(1.2)%
EBIT (loss)	$(113.2)	$4.6	$(117.8)	NM
EBIT margin	(150.3)%	6.0%	(1.6)	NM

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Net sales	$75.3	$76.2	$(0.9)	(1.2)%
Less: Currency	0.2	—	0.2	NM
Net sales, excluding the impact of currency	$75.1	$76.2	$(1.1)	(1.4)%

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Net sales	$239.8	$240.7	$(0.9)	(0.4)%
EBIT (loss)	$(104.9)	$21.0	$(125.9)	NM
EBIT margin	(43.7)%	8.7%	—	NM

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Net sales	$239.8	$240.7	$(0.9)	(0.4)%
Less: Currency	0.9	—	0.9	NM
Net sales, excluding the impact of currency	$238.9	$240.7	$(1.8)	(0.7)%

The Aerospace segment's net sales, excluding the effects of currency-rate changes, were flat in the third quarter of 2014 compared to the third quarter of 2013. EBIT for the third quarter of 2014 was down compared to the third quarter of 2013 primarily due to goodwill impairment and inventory valuation charges of approximately $118 million.

The Aerospace segment's net sales, excluding the impact of currency-rate changes, were relatively flat in the first nine months of 2014 compared to the first nine months of 2013. An increase in defense volume was offset by a decrease in commercial and critical motion volume. EBIT was lower in the first nine months of 2014 compared to the first nine months of 2013 primarily due to the unfavorable goodwill impairment and inventory valuation charges of approximately $118 million and unfavorable sales mix of approximately $6 million.

Full-year sales for the Aerospace segment are expected to be down about 5% in 2014 compared to 2013 as a result of lower defense shipments. EBIT for the Aerospace segment is expected to decrease in 2014 compared to 2013 primarily due to the impact of restructuring charges of approximately $120 million. Beginning in the fourth quarter of 2014, the Company will report the Aerospace business results primarily within the Mobile Industries segment and it will no longer be a separate reporting segment.

Corporate:

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
Corporate expenses	$15.5	$24.2	$(8.7)	(36.0)%
Corporate expenses % to net sales	2.0%	3.3%	—	(130) bps

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
Corporate expenses	$57.2	$66.9	$(9.7)	(14.5)%
Corporate expenses % to net sales	2.5%	2.9%	—	(40) bps

The decrease in corporate expense during the third quarter and first nine months of 2014 compared to the third quarter and first nine months of 2013, respectively, was primarily due to the benefit of cost reduction initiatives (including the elimination of certain positions in connection with the spinoff of TimkenSteel), partially offset by higher incentive compensation expense.

The Balance Sheet

The following discussion is a comparison of the Consolidated Balance Sheets at September 30, 2014 and December 31, 2013.

Current Assets:

	September 30, 2014	December 31, 2013	$ Change	% Change
Cash and cash equivalents	$238.2	$384.6	$(146.4)	(38.1)%
Restricted cash	15.3	15.1	0.2	1.3%
Accounts receivable, net	488.7	444.0	44.7	10.1%
Inventories, net	618.3	582.6	35.7	6.1%
Deferred income taxes	51.9	56.2	(4.3)	(7.7)%
Deferred charges and prepaid expenses	20.6	26.8	(6.2)	(23.1)%
Current assets, discontinued operations	—	366.5	(366.5)	(100.0)%
Other current assets	66.7	61.7	5.0	8.1%
Total current assets	$1,499.7	$1,937.5	$(437.8)	(22.6)%

Cash and cash equivalents decreased primarily due to the Company's purchase of approximately 5.1 million of its common shares for an aggregate of $266.5 million. Accounts receivable, net increased as a result of higher sales in the third quarter of 2014 compared to the fourth quarter of 2013. Inventories, net increased to match anticipated higher demand and to bolster customer service levels, partially offset by a $20 million inventory valuation adjustment in the Aerospace segment. Current assets, discontinued operations at December 31, 2013 related to the spinoff of TimkenSteel on June 30, 2014 and primarily included accounts receivable and inventory.

Property, Plant and Equipment, Net:

	September 30, 2014	December 31, 2013	$ Change	% Change
Property, plant and equipment	$2,391.2	$2,395.3	$(4.1)	(0.2)%
Accumulated depreciation	(1,557.8)	(1,539.5)	(18.3)	1.2%
Property, plant and equipment, net	$833.4	$855.8	$(22.4)	(2.6)%

The decrease in property, plant and equipment in the first nine months of 2014 was primarily due to current-year depreciation exceeding capital expenditures.

Other Assets:

	September 30, 2014	December 31, 2013	$ Change	% Change
Goodwill	$260.6	$346.1	$(85.5)	(24.7)%
Non-current pension assets	259.7	223.5	36.2	16.2%
Other intangible assets	188.4	207.4	(19.0)	(9.2)%
Deferred income taxes	7.4	8.3	(0.9)	(10.8)%
Non-current assets, discontinued operations	—	849.2	(849.2)	(100.0)%
Other non-current assets	57.5	50.1	7.4	14.8%
Total other assets	$773.6	$1,684.6	$(911.0)	(54.1)%

The decrease in goodwill was primarily due to a goodwill impairment charge of $86 million in the Aerospace segment. The increase in non-current pension assets was primarily due to favorable returns on pension assets in the United States, partially offset by actuarial losses due to the remeasurement of the defined benefit pension obligation as a result of the spinoff of TimkenSteel. The decrease in other intangible assets was primarily due to current-year amortization expense of $13 million and intangible asset impairment of $10 million, partially offset by intangible assets acquired in 2014 of approximately $5 million. Non-current assets, discontinued operations at December 31, 2013 related to the spinoff of TimkenSteel on June 30, 2014 and primarily included property, plant and equipment.

Current Liabilities:

	September 30, 2014	December 31, 2013	$ Change	% Change
Short-term debt	$8.7	$18.6	$(9.9)	(53.2)%
Accounts payable	185.3	139.9	45.4	32.5%
Salaries, wages and benefits	156.4	131.1	25.3	19.3%
Income taxes payable	67.1	106.7	(39.6)	(37.1)%
Deferred income taxes	7.3	7.6	(0.3)	(3.9)%
Other current liabilities	136.6	173.2	(36.6)	(21.1)%
Current liabilities, discontinued operations	—	152.3	(152.3)	(100.0)%
Current portion of long-term debt	0.7	250.7	(250.0)	(99.7)%
Total current liabilities	$562.1	$980.1	$(418.0)	(42.6)%

The decrease in short-term debt in the first nine months of 2014 was primarily due to the reduction in the utilization of foreign lines of credit. The increase in accounts payable was due to higher purchases to meet production requirements. The increase in accrued salaries, wages and benefits was the result of the accruals for 2014 performance-based compensation, partially offset by the payout of the 2013 performance-based compensation. The decrease in income taxes payable in the first nine months of 2014 was primarily due to the current-year tax payments partially offset by the provisions for current-year income taxes. The decrease in other current liabilities during the first nine months of 2014 was primarily due to the recognition of deferred revenue related to the sale of the Company's former manufacturing site in Sao Paulo as well as a reduction in accrued interest and accrued restructuring charges. Current liabilities, discontinued operations at December 31, 2013 related to the spinoff of TimkenSteel on June 30, 2014 and primarily included accounts payable and other accruals. The decrease in the current portion of long-term debt was primarily due to the Company’s $250 million fixed-rate senior unsecured notes being repaid at maturity in September 2014.

Non-Current Liabilities:

	September 30, 2014	December 31, 2013	$ Change	% Change
Long-term debt	$522.0	$176.4	$345.6	195.9%
Accrued pension cost	133.6	159.0	(25.4)	(16.0)%
Accrued postretirement benefits cost	123.9	138.3	(14.4)	(10.4)%
Deferred income taxes	77.6	82.9	(5.3)	(6.4)%
Non-current liabilities, discontinued operations	—	236.7	(236.7)	(100.0)%
Other non-current liabilities	43.6	55.9	(12.3)	(22.0)%
Total non-current liabilities	$900.7	$849.2	$51.5	6.1%

The increase in long-term debt during the first nine months of 2014 was primarily due to the issuance of $350 million of fixed-rate unsecured notes, which mature in September 2024. The decrease in accrued pension cost during the first nine months of 2014 was primarily due to favorable returns on pension assets in the United Kingdom, as well as an approximately $8 million contribution to the United Kingdom pension plan, changing the plan from underfunded to overfunded, requiring reclassification to non-current pension assets in 2014. The decrease in accrued postretirement benefits cost during the first nine months of 2014 was primarily due to a $10 million contribution to the VEBA trust. Non-current liabilities, discontinued operations at December 31, 2013 related to the spinoff of TimkenSteel on June 30, 2014 and primarily included long-term debt, accrued pension cost and accrued postretirement benefits cost.

Shareholders’ Equity:

	September 30, 2014	December 31, 2013	$ Change	% Change
Common stock	$948.7	$949.5	$(0.8)	(0.1)%
Earnings invested in the business	1,594.8	2,586.4	(991.6)	(38.3)%
Accumulated other comprehensive loss	(408.5)	(626.1)	217.6	(34.8)%
Treasury shares	(505.1)	(273.2)	(231.9)	84.9%
Noncontrolling interest	14.0	12.0	2.0	16.7%
Total shareholders’ equity	$1,643.9	$2,648.6	$(1,004.7)	(37.9)%

Earnings invested in the business in the first nine months of 2014 decreased primarily due to the spinoff of TimkenSteel. The decrease in accumulated other comprehensive loss was primarily due to a $234.1 million after-tax adjustment related to the spinoff of TimkenSteel. The increase in treasury shares was primarily due to the Company's purchase of approximately 5.1 million of its common shares for an aggregate of $266.5 million, partially offset by net shares issued for stock compensation plans during the first nine months of 2014.

Cash Flows

	Nine Months Ended September 30,
	2014	2013	$ Change
Net cash provided by operating activities	$195.4	$249.9	$(54.5)
Net cash used by investing activities	(157.1)	(266.6)	109.5
Net cash used by financing activities	(175.1)	(143.8)	(31.3)
Effect of exchange rate changes on cash	(9.6)	(7.8)	(1.8)
Decrease in cash and cash equivalents	$(146.4)	$(168.3)	$21.9

Operating activities provided net cash of $195.4 million in the first nine months of 2014, after providing net cash of $249.9 million in the first nine months of 2013. The decrease in cash from operating activities was primarily due to lower cash provided by discontinued operations and higher cash used for income taxes, partially offset by lower pension contributions and other postretirement benefit payments, lower cash required for working capital items and an increase in income from continuing operations. Net cash provided by discontinued operations decreased to $22.6 million for the first nine months of 2014 from $113.3 million for the first nine months of 2013 as a result of separation costs incurred to spinoff TimkenSteel. Income taxes used cash of $47.6 million in the first nine months of 2014 after providing cash of $4.7 million during the first nine months of 2013 as a result of higher cash taxes paid in 2014. Pension contributions and other postretirement benefit payments were $47.6 million in the first nine months of 2014, compared to $80.3 million in the first nine months of 2013. Cash used for working capital items, such as accounts receivable, inventories and other accrued expense, decreased in the first nine months of 2014, compared to the first nine months of 2013. Net income from continuing operations decreased $34.0 million in the first nine months of 2014 compared to the first nine months of 2013.

The following chart displays the impact of working capital items on cash during the first nine months of 2014 and 2013, respectively:

	Nine Months Ended September 30,
	2014	2013
Cash Provided (Used):
Accounts receivable	$(52.6)	$(4.8)
Inventories	(52.1)	(1.3)
Trade accounts payable	47.3	1.9
Other accrued expenses	(7.4)	(59.9)

Net cash used by investing activities of $157.1 million in the first nine months of 2014 decreased from the same period in 2013 primarily due to a $52.5 million decrease in acquisitions, a $41.7 million decrease in investing activities from discontinued operations, and a $4.5 million decrease in capital expenditures, as well as a $14.0 million increase in cash from the disposal of property, plant and equipment primarily due to the sale of real estate in Brazil and South Africa. The Company expects to reduce capital expenditures to approximately $115 million in 2014 compared to $133.7 million in 2013.

Net cash used by financing activities was $175.1 million in the first nine months of 2014 compared to $143.8 million in the first nine months of 2013. The increase in cash used by financing activities was primarily due to the purchases of the Company's common shares during the first nine months of 2014 and cash transferred to TimkenSteel, partially offset by net cash provided by discontinued operations and an increase in net borrowings. The Company purchased approximately 5.1 million of its common shares for an aggregate of $266.5 million during the first nine months of 2014 after purchasing 1.9 million of its common shares for an aggregate of $107.4 million during the first nine months of 2013. In addition, the Company transferred cash of $46.5 million as a result of the spinoff of TimkenSteel. Net cash from discontinued operations provided $100 million in the first six months of 2014 as TimkenSteel borrowed $100 million under its line of credit prior to the spinoff of TimkenSteel. Net borrowings provided cash of $86.0 million in the first nine months of 2014 after using cash of $2.2 million in the first nine months of 2013.

Liquidity and Capital Resources:

At September 30, 2014, total debt of $531.4 million exceeded cash, cash equivalents and restricted cash of $253.5 million by $277.9 million. At December 31, 2013, total debt of $445.7 million exceeded cash, cash equivalents and restricted cash of $399.7 million by $46.0 million. The ratio of net debt to capital was 14.5% at September 30, 2014 and 1.7% at December 31, 2013.

Reconciliation of total debt to net debt and the ratio of net debt to capital:

Net Debt:

	September 30, 2014	December 31, 2013
Short-term debt	$8.7	$18.6
Current portion of long-term debt	0.7	250.7
Long-term debt	522.0	176.4
Total debt	$531.4	$445.7
Less: Cash and cash equivalents	238.2	384.6
Restricted cash	15.3	15.1
Net debt	$277.9	$46.0

Ratio of Net Debt to Capital:

	September 30, 2014	December 31, 2013
Net debt	$277.9	$46.0
Shareholders’ equity	1,643.9	2,648.6
Net debt plus shareholders’ equity (capital)	$1,921.8	$2,694.6
Ratio of net debt to capital	14.5%	1.7%

The Company presents net debt because it believes net debt is more representative of the Company's financial position than total debt due to the amount of cash and cash equivalents held by the Company.

At September 30, 2014, approximately $135.1 million, or 43.3%, of the Company's cash and cash equivalents resided in jurisdictions outside the United States. Repatriation of these funds to the United States could be subject to domestic and foreign taxes and some portion may be subject to governmental restrictions. Part of the Company's strategy is to grow in attractive market sectors, many of which are outside the United States. This strategy may include making investments in facilities and equipment and potential new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments when possible.

In the first nine months of 2014, the Company repatriated $133 million of cash from jurisdictions outside of the United States. This was part of a strategy to repatriate approximately $365 million over several years, beginning in 2014. Income taxes of approximately $26 million were accrued on the $365 million in the fourth quarter of 2013 related to this strategy.

On April 30, 2014, the Company amended its three-year Asset Securitization Agreement, reducing its aggregate borrowing availability from $200 million to $100 million. The Asset Securitization Agreement matures on November 30, 2015 and is subject to certain borrowing base limitations, and is secured by certain domestic trade receivables of the Company. As of September 30, 2014, the Company had no borrowings under its Asset Securitization Agreement, and as a result of certain borrowing base limitations, its availably under the Asset Securitization Agreement was $87.1 million.

At September 30, 2014, the Company had no outstanding borrowings under its Senior Credit Facility, which provides for aggregate borrowings up to $500 million. The Senior Credit Facility matures on May 11, 2016. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At September 30, 2014, the Company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.25 to 1.0. As of September 30, 2014, the Company's consolidated leverage ratio was 1.04 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 4.0 to 1.0. As of September 30, 2014, the Company's consolidated interest coverage ratio was 14.61 to 1.0.

The interest rate under the Senior Credit Facility is based on the Company's consolidated leverage ratio. In addition, the Company pays a facility fee based on the consolidated leverage ratio multiplied by the aggregate commitments of all of the lenders under this agreement.

Other sources of liquidity include short-term lines of credit for certain of the Company's foreign subsidiaries, which provide for borrowings up to $238.9 million. The majority of these lines are uncommitted. At September 30, 2014, the Company had borrowings outstanding of $8.7 million and guarantees of $4.9 million, which reduced the availability under these facilities to $225.3 million.

In August 2014, the Company issued $350 million of fixed-rate unsecured notes that mature in September 2024. The Company used a portion of the net proceeds from this issuance to repay the $250 million of fixed-rated unsecured notes that matured on September 15, 2014.

The Company expects that any cash requirements in excess of cash on hand and cash generated from operating activities will be met by the committed funds available under its Asset Securitization Agreement and the Senior Credit Facility. Management believes it has sufficient liquidity to meet its obligations through at least the term of the Senior Credit Facility.

The Company expects to remain in compliance with its debt covenants. However, the Company may need to limit its borrowings under the Senior Credit Facility or other facilities in order to remain in compliance. As of September 30, 2014, the Company could have borrowed the full amounts available under the Senior Credit Facility and Asset Securitization Agreement, and would have still been in compliance with its debt covenants.

The Company expects cash from operations in 2014 to increase to approximately $305 million as the Company anticipates higher net income from continuing operations and lower pension contributions, partially offset by working capital requirements and higher cash taxes. The Company expects to make approximately $20 million in pension and postretirement contributions in 2014, compared to $73.3 million in 2013. The Company also expects to reduce capital expenditures to approximately $115 million in 2014 compared to $133.7 million in 2013.

Financing Obligations and Other Commitments:

During the first nine months of 2014, the Company made contributions of $17.7 million to its global defined benefit pension plans. The Company currently expects to make contributions to its global defined benefit pension plans in 2014 totaling approximately $20 million. Returns for the Company's global defined benefit pension plan assets in 2013 were 10.8%, above the expected rate-of-return assumption of 8.0% due to broad increases in global equity markets. These higher returns positively impacted the funded status of the plans at the end of 2013 and are expected to result in lower pension expense and required pension contributions in future years. As a result of the favorable asset returns in 2013, as well as a 102 basis point increase in the Company's discount rate used to measure its defined benefit pension obligation at December 31, 2013 and the spinoff of TimkenSteel, the Company expects to recognize pension expense of approximately $30 million in 2014, compared to $69.7 million in 2013. Returns for the Company's U.S. defined benefit plan pension assets for the first nine months of 2014 were approximately 5.8%. In addition, the Company expects to incur approximately $35 million of pension settlement costs in the fourth quarter of 2014 as lump sum pension payments are expected to exceed interest and service cost for one of the Company's U.S. defined benefit pension plans.

During the first nine months of 2014, the Company purchased approximately 5.1 million of its common shares for $266.5 million in the aggregate under the Company's 2012 common share purchase plan. This plan authorized the Company to buy, in the open market or in privately negotiated transactions, up to 10 million common shares, which are to be held as treasury shares and used for specified purposes. On June 13, 2014, the Company's Board of Directors authorized an additional 10 million common shares for repurchase under this plan. The authorization expires on December 31, 2015. As of September 30, 2014, the Company has purchased approximately 11 million common shares under this plan.

The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.

Critical Accounting Policies and Estimates:

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company reviews its critical accounting policies throughout the year. The Company has concluded that there have been no changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2013, during the nine months ended September 30, 2014.

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

Foreign currency exchange losses included in the Company's operating results for the third quarter of 2014 were $1.8 million compared to a loss of $0.5 million during the third quarter of 2013. Foreign currency exchange losses included in the Company's operating results for the first nine months of 2014 were $5.0 million compared to a loss of $6.5 million during the first nine months of 2013. For the nine months ended September 30, 2014, the Company recorded a positive foreign currency translation adjustment of $17.6 million that decreased shareholders' equity, compared to a negative foreign currency translation adjustment of $19.3 million that decreased shareholders' equity for the nine months ended September 30, 2013. The foreign currency translation adjustments for the nine months ended September 30, 2014 were negatively impacted by the strengthening of the U.S. dollar relative to other currencies, such as the European Euro, the Swiss franc, the Canadian Dollar, Brazilian Real, and the British Pound.

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

•
our ability to realize the potential benefits of the spinoff of TimkenSteel and avoid possible indemnification liabilities under certain agreements we entered into with TimkenSteel in connection with the spinoff, or if the spinoff does not qualify as a tax-free transaction; and

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

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 included a detailed discussion of our risk factors. There have been no material changes to the risk factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and its Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Common Shares

The following table provides information about purchases by the Company of its common shares during the quarter ended September 30, 2014.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
7/1/14 - 7/31/14	475,471	$48.45	475,000	11,022,807
8/1/14 - 8/31/14	1,632,186	45.77	1,525,000	9,497,807
9/1/14 - 9/30/14	527,554	44.88	500,000	8,997,807
Total	2,635,211	$46.07	2,500,000	8,997,807

(1)
Of the shares purchased in July, August and September, 471, 107,186 and 27,554, respectively, represent common shares of the Company that were owned and tendered by employees to exercise stock options, and to satisfy withholding obligations in connection with the exercise of stock options and vesting of restricted shares.

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

31.2
Certification of Philip D. Fracassa, Executive Vice President and Chief Financial Officer (principal financial officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certifications of Richard G. Kyle, President and Chief Executive Officer (principal executive officer) and Philip D. Fracassa, Executive Vice President and Chief Financial Officer (principal financial officer) of The Timken Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Financial statements from the quarterly report on Form 10-Q of The Timken Company for the quarter ended September 30, 2014, filed on November 10, 2014, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY
Date: November 10, 2014	By: /s/ Richard G. Kyle
Richard G. Kyle President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2014	By: /s/ Philip D. Fracassa
Philip D. Fracassa Executive Vice President and Chief Financial Officer (Principal Financial Officer)