Form 10-K
period 2014-12-31
TIMKEN CO
filed 2015-03-02
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______to_______
Commission file number: 1-1169
THE TIMKEN COMPANY
(Exact name of registrant as specified in its charter)

Ohio	34-0577130
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4500 Mt. Pleasant St., N.W., North Canton, Ohio	44720-5450
(Address of principal executive offices)	(Zip Code)
234.262.3000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, without par value	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2014, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was $5,811,740,662 based on the closing sale price as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2015
Common Shares, without par value	88,214,403 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held on or about May 7, 2015 (Proxy Statement)	Part III

THE TIMKEN COMPANY

PART I.

Item 1. Business

General:
As used herein, the term “Timken” or the “Company” refers to The Timken Company and its subsidiaries unless the context otherwise requires. Timken engineers, manufactures and markets bearings, transmissions, gearboxes, chain and related products and offers a spectrum of power system rebuild and repair services around the world. The Company’s growing product and services portfolio features many strong industrial brands, such as Timken, Fafnir, Philadelphia Gear, Drives and Interlube.

The Company was founded in 1899 by Henry Timken, who received two patents on the design of a tapered roller bearing. Timken later became, and continues to be, the world's largest manufacturer of tapered roller bearings, leveraging its expertise to develop a full portfolio of industry-leading products and services. Timken built its reputation as a global leader by applying its knowledge of metallurgy, friction management and mechanical power transmission to increase the reliability and efficiency of its customers' equipment across a diverse range of industries. Today, the Company's global footprint consists of 61 manufacturing facilities/service centers, 12 technology and engineering centers and 23 distribution centers and warehouses, supported by a team comprised of approximately 16,000 employees. Timken operates in 28 countries and territories around the globe.

For nearly 100 years, the Company also made and marketed steel within its steel business. However, on June 30, 2014, the Company announced that it had completed the tax-free spinoff of its steel business (the Spinoff) into a separate independent publicly traded company, TimkenSteel Corporation (TimkenSteel). The Company's Board of Directors declared a distribution of all outstanding common shares of TimkenSteel through a dividend. At the close of business on June 30, 2014, the Company's shareholders received one common share of TimkenSteel for every two common shares of the Company they held as of the close of business on June 23, 2014. The steel business has been reclassified to discontinued operations for all periods presented.

Industry Segments and Geographical Financial Information:
Information required by this Item is incorporated herein by reference to Note 15 - Segment Information in the Notes to the Consolidated Financial Statements.

Major Customers:
The Company sells products and services to a diverse customer base globally, including customers in the following market sectors: industrial equipment, construction, agriculture, rail, aerospace and defense, automotive, heavy truck and energy. No single customer accounts for 5% or more of total net sales.

Products:
Timken manufactures and manages global supply chains for multiple product lines including anti-friction bearings and mechanical power transmission products designed to operate in demanding environments. The Company leverages its technical knowledge, research expertise, and production and engineering capabilities across all of its products and end markets to deliver high-performance products and services to its customers. Differentiation in these product lines is achieved by either: (1) product type or (2) the targeted applications utilizing the product.

Bearings:
The Timken® bearing portfolio features a broad range of anti-friction bearing products, including tapered, spherical and cylindrical roller bearings; thrust and ball bearings; and housed units. Timken is a leading authority on tapered roller bearings, and leverages its position by applying engineering know-how and technology across its entire bearing portfolio.

Selection and development of bearings for customer applications and demand for high reliability require sophisticated engineering and analytical techniques. Deep knowledge of friction management combined with high precision tolerances, proprietary internal geometries and quality materials provide Timken bearings with high load-carrying capacity, excellent friction-reducing qualities and long service lives. The uses for bearings are diverse and can be found in transportation applications that include passenger cars and trucks, heavy trucks, helicopters, airplanes and trains. Ranging in size from precision bearings the size of a pencil eraser to those roughly three meters in diameter, Timken components are also used in a wide variety of industrial applications: paper and steel mills, mining, oil and gas extraction and production, machine tools, gear drives, health and positioning control, wind turbines and food processing.

Tapered Roller Bearings. Timken tapered roller bearings can increase power density and can include customized geometries, engineered surfaces and specialized sealing solutions. The Company’s tapered roller bearing line comes in thousands of combinations in single-, double- and four-row configurations. Tapered roller designs permit ready absorption of both radial and axial load combinations, which makes them particularly well-adapted to reducing friction where shafts, gears or wheels are used.

Spherical and Cylindrical Roller Bearings. Timken also produces spherical and cylindrical roller bearings that are used in large gear drives, rolling mills and other industrial and infrastructure development applications. These products are sold worldwide to original equipment manufacturers and industrial distributors serving major end-market sectors, including construction and mining, natural resources, defense, pulp and paper production, rolling mills and general industrial goods.

Ball Bearings. Timken radial, angular and precision ball bearings are used by customers in a variety of market sectors, including aerospace, agriculture, construction, health, machine tool and general industries. Radial ball bearings are designed to tolerate relatively high-speed operation under a range of load conditions. Bearings consist of an inner and outer ring with a cage containing a complement of precision balls. Angular contact ball bearings are designed for a combination of radial and axial loading. Precision ball bearings are manufactured to tight tolerances and come in miniature and instrument, thin section and ball screw support designs.

Housed Units. Timken markets among the broadest range of bearing housed units in the industry. These products deliver durable, heavy-duty components designed to protect spherical, tapered and ball bearings in debris-filled, contaminated or high-moisture environments. Common housed unit applications include material handling and processing equipment.

Mechanical Power Transmission:
Chains. Timken manufactures precision Drives® roller chain, pintle chain, agricultural conveyor chain, engineering class chain and oil field roller chain. These highly engineered products are used in a wide range of mobile and industrial machinery applications, including agriculture, oil and gas, aggregate and mining, primary metals, forest products and other heavy industries. These products are also utilized in the food and beverage and packaged goods sectors, which often require high-end, specialty products, including stainless-steel and corrosion-resistant roller chain.

Lubrication Systems. The Company offers 27 formulations of grease, leveraging its knowledge of tribology and anti-friction bearings to enable smooth equipment operation. Interlube® automated lubrication delivery systems dispense precise amounts of Timken grease, saving users from having to manually apply lubrication. These multifaceted delivery systems are used by the commercial vehicle, construction, mining, and heavy and general industries.

Aerospace Products. The Company's portfolio of parts, systems and services for the aerospace market sector includes products used in helicopters and fixed-wing aircraft for the military and commercial aviation industries. Timken designs, manufactures and tests a wide variety of power transmission and drive train components, including bearings, transmissions, turbine engine components, gears and rotor-head assemblies and housings. In addition to original equipment, Timken provides a wide range of aftermarket products, including replacement parts for gas turbine engines, transmissions and fuel controls, gearboxes and accessory systems in helicopters and fixed-wing aircraft. Other parts include airfoils (such as blades, vanes, rotors and diffusers), nozzles and other precision flight-critical components.

Industrial Gearboxes. The Company’s Philadelphia Gear® line of low- and high-speed gear drive designs are used in large-scale industrial applications. These gear drive configurations are custom-made to meet user specifications, offering a wide-array of size, footprint and gear arrangements. Low-speed drives are commonly used in crushing and pulverizing equipment, cooling towers, conveyors and pumps. High-speed drives are typically used by power generation, oil and gas, marine and pipeline industries.

Other Products. The Company also offers a full line of seals, couplings, augers and other mechanical power transmission components. Timken industrial sealing solutions come in a variety of types and material options that are used in manufacturing, food processing, mining, power generation, chemical processing, primary metals, pulp and paper, and oil and gas industry applications. Timken couplings, another mechanical power transmission component, are commonly found in gear drives, motors and pump applications. The Company also designs and manufactures Drives helicoid and sectional augers for agricultural applications, like conveying, digging and combines.

Services:
Power Systems. Timken services components in the industrial customer's drive train, including switch gears, electric motors and generators, gearboxes, bearings, couplings and central panels. The Company’s Philadelphia Gear services for gear drive applications include onsite technical services; inspection, repair and upgrade capabilities; and manufacturing of parts to OEM specifications. In addition, the Company’s Wazee, Smith Services, Schulz, Standard Machine and H&N brands provide customers with services that include motor and generator rewind and repair and uptower wind turbine maintenance and repair. Timken power systems commonly serves customers in the power, wind energy, hydro and fossil fuel, water management, paper, mining and general manufacturing sectors.

Bearing Repair. Timken bearing repair services return worn bearings to like-new specifications, which increases bearing service life and can often restore bearings in less time than required to manufacture new. Bearing remanufacturing is available for any bearing type or brand - including competitor products - and is well-suited to heavy industrial applications such as paper, metals, mining, power generation and cement; railroad locomotives, passenger cars and freight cars; and aerospace engines and gearboxes.

Services accounted for approximately 7% of the Company’s net sales for the year ended December 31, 2014.

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

Competition:
The anti-friction bearing business is highly competitive in every country where Timken sells products. Timken competes primarily based on total value, including price, quality, timeliness of delivery, product design and the ability to provide engineering support and service on a global basis. The Company competes with domestic manufacturers and many foreign manufacturers of anti-friction bearings, including SKF Group, the Schaeffler Group, NTN Corporation, JTEKT Corporation and NSK Ltd.

Joint Ventures:
Investments in affiliated companies accounted for under the equity method were approximately $1.8 million and $1.6 million, respectively, at December 31, 2014 and 2013. The amount at December 31, 2014 was reported in other non-current assets on the Consolidated Balance Sheets.

Backlog:
The following table provides the backlog of orders of the Company's domestic and overseas operations at December 31, 2014 and 2013:

	December 31,
(Dollars in millions)	2014	2013
Segment:
Mobile Industries	$719.2	$945.1
Process Industries	569.9	370.8
Total Company	$1,289.1	$1,315.9

Approximately 90% of the Company’s backlog at December 31, 2014 is scheduled for delivery in the succeeding twelve months. Actual shipments depend upon customers' ever-changing production schedules. Accordingly, Timken does not believe that its backlog data and comparisons thereof, as of different dates, reliably indicate future sales or shipments.

Raw Materials:
The principal raw material used by the Company to make anti-friction bearings is special bar quality (SBQ) steel. SBQ steel is produced around the world by various suppliers. SBQ steel is purchased in bar, tube and wire forms. The primary inputs to SBQ steel include scrap metal, iron ore, alloys, energy and labor. The availability and price of SBQ steel are subject to changes in supply and demand, commodity prices for ferrous scrap, ore, alloy, electricity, natural gas, transportation fuel, and labor costs. The Company manages price variability of commodities by using surcharge mechanisms on some of its contracts with its customers that provides for partial recovery of these cost increases in the price of bearing products.
Any significant increase in the cost of steel could materially affect the Company’s earnings. Disruptions in the supply of SBQ steel could temporarily impair the Company’s ability to manufacture bearings for its customers, or require the Company to pay higher prices in order to obtain SBQ, which could affect the Company’s revenues and profitability. The availability of bearing quality tubing is relatively limited, and the Company is taking steps to diversify its processes to limit its exposure to this particular form of SBQ steel. Overall, the Company believes that the number of suppliers of SBQ steel is adequate to support the needs of global bearing production, and, in general, the Company is not dependent on any single source of supply.
Research:
Timken operates a network of technology and engineering centers to support its global customers with sites in North America, Europe and Asia. This network develops and delivers innovative friction management and mechanical power transmission solutions and technical services. Timken's largest technical center is located in North Canton, Ohio, near Timken's world headquarters. Other sites in the United States include Mesa, Arizona; Manchester, Connecticut; Fulton, Illinois; Keene and Lebanon, New Hampshire; and King of Prussia, Pennsylvania. Within Europe, the Company has technology facilities in Plymouth, England; Colmar, France; and Ploiesti, Romania. In Asia, Timken operates technology and engineering facilities in Bangalore, India and Shanghai, China.

Expenditures for research and development amounted to approximately $38.8 million, $39.3 million and $45.7 million in 2014, 2013 and 2012, respectively. Of these amounts, approximately $0.3 million, $0.4 million and $0.8 million were funded by others in 2014, 2013 and 2012, respectively.

Environmental Matters:
The Company continues its efforts to protect the environment and comply with environmental protection laws. Additionally, it has invested in pollution control equipment and updated plant operational practices. The Company is committed to implementing a documented environmental management system worldwide and to becoming certified under the ISO 14001 standard where appropriate to meet or exceed customer requirements. As of the end of 2014, 16 of the Company’s plants had obtained ISO 14001 certification.

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

The Company and certain of its U.S. subsidiaries previously have been and could in the future be identified as potentially responsible parties for investigation and remediation at off-site disposal or recycling facilities under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), known as the Superfund, or state laws similar to CERCLA. In general, such claims for investigation and remediation have also been asserted against numerous other entities.

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

Employment:
At December 31, 2014, Timken had approximately 16,000 employees. Approximately 3% of Timken’s U.S. employees are covered under collective bargaining agreements.

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

The global bearing industry is highly competitive. We compete with domestic manufacturers and many foreign manufacturers of anti-friction bearings, including SKF Group, the Schaeffler Group, NTN Corporation, JTEKT Corporation and NSK Ltd. The bearing industry is also capital intensive and profitability is dependent on factors such as labor compensation and productivity and inventory management, which are subject to risks that we may not be able to control. Due to the competitiveness within the bearing industry, we may not be able to increase prices for our products to cover increases in our costs. In many cases we face pressure from our customers to reduce prices, which could adversely affect our revenues and profitability. In addition, our customers may choose to purchase products from one of our competitors rather than pay the prices we seek for our products, which could adversely affect our revenues and profitability.

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

Any change in raw material prices or the availability or cost of raw materials could adversely affect our results of operations and profit margins.

We require substantial amounts of raw materials, including steel, to operate our business.  Our supply of raw materials could be interrupted for a variety of reasons, including availability and pricing.  Prices for raw materials necessary for production have fluctuated significantly in the past and could do so in the future.  We generally attempt to manage these fluctuations by passing along increased raw material prices to our customers in the form of price increases; however, we may be unable to increase the price of our products due to pricing pressure, contract terms or other factors.  Additionally, certain of our long term customer contracts contain raw material surcharge mechanisms, which are generally tied to a market index or indexes.  The index or indexes may be ineffective in mitigating our exposure to changes in raw material costs, which could adversely impact our revenue and profit margins.

Moreover, future disruptions in the supply of our raw materials could impair our ability to manufacture our products for our customers or require us to pay higher prices in order to obtain these raw materials from other sources. Any significant increase in the prices for such raw materials could adversely affect our results of operations and profit margins.

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

We have taken $187.7 million in impairment and restructuring charges during the last five years. Changes in business or economic conditions, or our business strategy, may result in additional restructuring programs and may require us to take additional charges in the future, which could have a material adverse effect on our earnings.

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

We recorded a decrease in shareholders' equity related to pension and postretirement benefit liabilities in 2014 primarily due to a decrease in discount rates and changes in mortality assumptions, and in the future, we may be required to record charges related to pension and other postretirement liabilities as a result of asset returns, discount rate changes or other actuarial adjustments. These charges may be significant and would cause a reduction in our shareholders' equity.

The funded status of our pension plans may require additional contributions, which may divert funds from other uses.

The funded status of our pension plans may require us to make additional contributions to such plans. We made cash contributions of approximately $21 million, $121 million and $326 million in 2014, 2013 and 2012, respectively, to our defined benefit pension plans and currently expect to make cash contributions of approximately $15 million in 2015 to such plans. However, we cannot predict whether changing economic conditions, the future performance of assets in the plans or other factors will lead us or require us to make contributions in excess of our current expectations, diverting funds we would otherwise apply to other uses.

Our defined benefit plans' assets and liabilities are substantial and expenses and contributions related to those plans are affected by factors outside our control, including the performance of plan assets, interest rates, actuarial data and experience, and changes in laws and regulations.

Our defined benefit pension plans had assets with an estimated value of approximately $1.8 billion and liabilities with an estimated value of approximately $1.7 billion, both as of December 31, 2014. Our future expense and funding obligations for the defined benefit pension plans depend upon a number of factors, including the level of benefits provided for by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine the discount rate to calculate the amount of liabilities, actuarial data and experience and any changes in government laws and regulations. In addition, if the various investments held by our pension trusts do not perform as expected or the liabilities increase as a result of discount rates and other actuarial changes, our pension expense and required contributions would increase and, as a result, could materially adversely affect our business. Due to the value of our defined benefit plan assets and liabilities, even a minor decrease in interest rates, to the extent not offset by contributions or asset returns, could increase our obligations under such plans. We may be legally required to make contributions to the pension plans in the future in excess of our current expectations, and those contributions could be material.

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

In addition, we could be adversely affected by violations of the FCPA and similar worldwide anti-bribery laws as well as export controls and economic sanction laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We cannot assure you that our internal controls and procedures will always protect us from the improper acts committed by our employees or agents. If we are found to be liable for FCPA, export control or sanction violations, we could suffer from criminal or civil penalties or other sanctions, including loss of export privileges or authorization needed to conduct aspects of our international business, which could have a material adverse effect on our business.

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

Risks Relating to the Spinoff of TimkenSteel

We may not realize the potential benefits from the Spinoff.

We may not realize the potential financial, operational, managerial or other benefits that we expect from the recently completed Spinoff, or may not realize the potential benefits in a timely fashion. Additionally, the Company’s operational and financial profile has changed as a result of the Spinoff. As a result, the Company’s diversification of revenue sources has decreased, and it is possible that the Company’s results of operations, cash flows, working capital and financing requirements may be subject to increased volatility. If we do not realize the potential benefits of the Spinoff, it could have a material adverse effect on our financial condition.

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

The Spinoff was conditioned on our receipt of an opinion from Covington & Burling LLP, special tax counsel to the Company, that the distribution of TimkenSteel common shares in the spinoff qualified as tax-free (except for cash received by shareholders in lieu of fractional shares) to the Company, TimkenSteel and the Company’s shareholders for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) and related provisions of the Code. The opinion relied on, among other things, various assumptions and representations as to factual matters made by the Company and TimkenSteel, which, if inaccurate or incomplete in any material respect, could jeopardize the conclusions reached by such counsel in its opinion. We are not aware of any facts or circumstances that would cause the assumptions or representations that were relied on in the opinion of counsel to be inaccurate or incomplete in any material respect. The opinion is not binding on the Internal Revenue Service, or IRS, or the courts, and there can be no assurance that the qualification of the Spinoff as a transaction under Sections 355 and 368(a) of the Code will not be challenged by the IRS or by others in court, or that any such challenge would not prevail. If the Spinoff is determined to be taxable for U.S. federal income tax purposes, the Company and its shareholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities, as each U.S. holder of the Company’s common shares that received TimkenSteel common shares in the Spinoff would generally be treated as having received a taxable distribution of property in an amount equal to the fair market value of the TimkenSteel common shares received.

Certain members of our Board of Directors and management may have actual or potential conflicts of interest because of their ownership of shares of TimkenSteel or their relationships with TimkenSteel following the spinoff.

Certain members of our Board of Directors and management own shares of TimkenSteel and/or options to purchase shares of TimkenSteel, which could create, or appear to create, potential conflicts of interest when our directors and executive officers are faced with decisions that could have different implications for us and TimkenSteel. Two of our directors, Ward J. Timken, Jr. and John P. Reilly, are also directors of TimkenSteel and, in the case of Mr. Timken, Chairman, President and Chief Executive Officer of TimkenSteel. This may create, or appear to create, potential conflicts of interest if these directors are faced with decisions that could have different implications for TimkenSteel then the decisions have for us.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Timken has manufacturing facilities at multiple locations in the United States and in a number of countries outside the United States. The aggregate floor area of these facilities worldwide is approximately 9,823,917 square feet, all of which, except for approximately 1,876,974 square feet, is owned in fee. The facilities not owned in fee are leased. The buildings occupied by Timken are principally made of brick, steel, reinforced concrete and concrete block construction. All buildings are in satisfactory operating condition to conduct business.

Timken’s Mobile Industries segment's manufacturing facilities and service centers in the United States are located in Bucyrus and New Philadelphia, Ohio; Mesa, Arizona; Los Alamitos, California; Manchester and New Haven, Connecticut; Carlyle, Illinois; Keene and Lebanon, New Hampshire; Iron Station, North Carolina; Gaffney and Honea Path, South Carolina; Pulaski and Knoxville, Tennessee; and Ogden, Utah. These facilities, including warehouses at plant locations and a technology center in North Canton, Ohio have an aggregate floor area of 3,809,836 square feet.

Timken’s Mobile Industries segment’s manufacturing plants and service centers outside the United States are located in Benoni, South Africa; Villa Carcina, Italy; Colmar, France; Cheltenham, Northampton, Plymouth, and Wolverhampton, England; Belo Horizonte, Curtiba, and Sorocaba, Brazil; Jamshedpur, India; Sosnowiec, Poland; St. Thomas, Canada; and Yantai, China. These facilities, including warehouses at plant locations, have an aggregate floor area of 2,536,359 square feet.

Timken's Process Industries segment's manufacturing plants and service centers in the United States are located in Canton and Niles, Ohio; Hueytown, Alabama; Sante Fe Springs, California; Broomfield and Denver, Colorado; New Castle, Delaware; Fulton and Mokena, Illinois; Mishawaka, Indiana; Lenexa, Kansas; Augusta and Portland, Maine; Randleman, and Rutherfordton, North Carolina; Union, South Carolina; Altavista, Virginia; Ferndale and Pasco, Washington; Princeton, West Virginia; and Casper and Rock Springs, Wyoming. These facilities, including warehouses at plant locations and a technology center in North Canton, Ohio have an aggregate floor area of 1,773,950 square feet.

Timken's Process Industries segment's manufacturing plants and service centers outside the United States are located in Chengdu, Xiangtan and Wuxi, China; Chennai and Durg, India; Dudley, England; Saskatoon and Prince George, Canada; and Ploiesti, Romania. These facilities, including warehouses at plant locations have an aggregate floor area of 1,703,772 square feet.

In addition to the manufacturing and distribution facilities discussed above, Timken owns or leases warehouses and distribution facilities in the United States, France, Mexico, Singapore, Argentina, Australia, and China.

The extent to which the Company uses its properties varies by property and from time to time.  The Company believes that its capacity levels are adequate for its present and anticipated future needs.  Most of the Company’s manufacturing facilities remain capable of handling additional volume increases.

Item 3. Legal Proceedings
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

In October 2014, the Brazilian government antitrust agency announced that it had opened an investigation of alleged antitrust violations in the bearing industry. The Company’s Brazilian subsidiary, Timken do Brasil Comercial Importadora Ltda, was included in the investigation. While the Company is unable to predict the ultimate length, scope or results of the investigation, management believes that the outcome will not have a material effect on the Company’s consolidated financial position; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized. Based on current facts and circumstances, the low end of the range for potential penalties, if any, would be immaterial to the Company.

Item 4. Mine Safety Disclosures
Not applicable.

Item 4A. Executive Officers of the Registrant
The executive officers are elected by the Board of Directors normally for a term of one year and until the election of their successors. All executive officers have been employed by Timken or by a subsidiary of the Company during the past five-year period. The executive officers of the Company as of March 2, 2015 are as follows:

Name	Age	Current Position and Previous Positions During Last Five Years
William R. Burkhart	49	2014 Executive Vice President, General Counsel and Secretary
		2000 Senior Vice President and General Counsel
Christopher A. Coughlin	54	2014 Executive Vice President, Group President
		2012 Group President
		2011 President - Process Industries
		2010 President - Process Industries & Supply Chain
Philip D. Fracassa	47	2014 Executive Vice President, Chief Financial Officer
		2012 Senior Vice President - Planning and Development
		2010 Senior Vice President and Controller - B&PT
Richard G. Kyle	49	2014 President and Chief Executive Officer; Director
		2013 Chief Operating Officer - B&PT; Director
		2012 Group President
		2011 President - Mobile Industries & Aerospace
		2009 President - Mobile Industries
J. Ted Mihaila	60	2006 Senior Vice President and Controller

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares are traded on the New York Stock Exchange under the symbol “TKR.” The estimated number of record holders of the Company’s common shares at December 31, 2014 was 4,733. The estimated number of beneficial shareholders at December 31, 2014 was 31,616.
The following table provides information about the high and low sales prices for the Company’s common shares and dividends paid for each quarter for the last two fiscal years.

	2014			2013
	Stock prices		Dividends	Stock prices		Dividends
	High	Low	per share	High	Low	per share
First quarter	$61.37	$52.51	$0.25	$58.50	$47.67	$0.23
Second quarter	$69.51	$57.69	$0.25	$59.44	$50.22	$0.23
Third quarter	$49.96	$42.34	$0.25	$64.35	$55.00	$0.23
Fourth quarter	$44.30	$37.62	$0.25	$61.57	$50.22	$0.23

At the close of business on June 30, 2014, the Company's shareholders received one common share of TimkenSteel for every two common shares of the Company they held as of the close of business on June 23, 2014. On June 30, 2014, the last trading day before the Spinoff became effective, the closing price of our common shares, trading “regular way” (that is with an entitlement to common shares of TimkenSteel distributed in the Spinoff), was $67.84. On July 1, 2014, the first trading day after the Spinoff, the opening price of our common shares was $48.56 per share and the opening price of TimkenSteel common shares was $39.55 per share. These stock prices were as quoted on the New York Stock Exchange.

Issuer Purchases of Common Shares:
The following table provides information about purchases of its common shares by the Company during the quarter ended December 31, 2014.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
10/1/2014 - 10/31/2014	150	$42.68	$—	8,997,807
11/1/2014 - 11/30/2014	30	43.64	—	8,997,807
12/1/2014 - 12/31/2014	100,036	43.54	100,000	8,897,807
Total	100,216	$43.54	100,000	8,897,807

(1)
Of the shares purchased in October, November and December, 150, 30 and 36, respectively, represent common shares of the Company that were owned and tendered by employees to exercise stock options, and to satisfy withholding obligations in connection with the exercise of stock options and vesting of restricted shares.

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

*Total return assumes reinvestment of dividends. Fiscal years ending December 31.

	2010	2011	2012	2013	2014
Timken	$204	$169	$213	$249	$275
S&P 500	115	117	136	180	205
S&P 400 Industrials	131	129	158	227	230

The line graph compares the cumulative total shareholder returns over five years for The Timken Company, the S&P 500 Stock Index and the S&P 400 Industrials Index. The graph assumes, in each case, an initial investment of $100 on January 1, 2010, in Timken common shares, S&P 500 Index and S&P 400 Industrials Index, based on market prices at the end of each fiscal year through and including December 31, 2014, and reinvestment of dividends (and taking into account the value of the TimkenSteel common shares distributed in the Spinoff).

Item 6. Selected Financial Data

Summary of Operations and Other Comparative Data:

(Dollars in millions, except per share and per employee data)	2014	2013	2012	2011	2010
Statements of Income
Net sales	$3,076.2	$3,035.4	$3,359.5	$3,333.6	$2,798.6
Gross profit	898.0	868.4	1,028.0	1,018.0	803.9
Selling, general and administrative expenses	542.5	546.6	554.5	540.6	484.8
Impairment and restructuring charges	113.4	8.7	29.5	14.4	21.7
Operating income	208.4	305.9	444.0	463.0	297.4
Other income (expense), net	19.9	6.7	102.0	(0.4)	4.2
Interest expense, net	24.3	22.5	28.2	31.2	34.5
Income from continuing operations	149.3	175.5	331.5	280.8	179.2
Income from discontinued operations, net of income taxes	24.0	87.5	164.4	175.8	97.8
Net income attributable to The Timken Company	$170.8	$262.7	$495.5	$454.3	$274.8
Balance Sheets
Inventories, net	$585.5	$582.6	$611.5	$669.6	$602.4
Property, plant and equipment, net	780.5	855.8	834.1	868.6	880.3
Total assets	3,001.4	4,477.9	4,244.2	4,327.4	4,180.4
Total debt:
Short-term debt	7.4	18.6	14.3	22.0	22.4
Current portion of long-term debt	0.6	250.7	9.6	5.8	9.5
Long-term debt	522.1	176.4	424.9	448.6	443.0
Total debt	$530.1	$445.7	$448.8	$476.4	$474.9
Net debt (cash)
Total debt	530.1	445.7	448.8	476.4	474.9
Less: cash and cash equivalents and restricted cash	(294.1)	(399.7)	(601.5)	(468.4)	(877.1)
Net debt (cash): (1)	$236.0	$46.0	$(152.7)	$8.0	$(402.2)
Total liabilities	1,412.3	1,829.3	1,997.6	2,284.9	2,238.6
Shareholders’ equity	$1,589.1	$2,648.6	$2,246.6	$2,042.5	$1,940.7
Capital:
Net debt (cash)	236.0	46.0	(152.7)	8.0	(402.2)
Shareholders’ equity	1,589.1	2,648.6	2,246.6	2,042.5	1,940.7
Net debt (cash) + shareholders’ equity (capital)	$1,825.1	$2,694.6	$2,093.9	$2,050.5	$1,538.5
Other Comparative Data
Income from continuing operations / Net sales	4.9%	5.8%	9.9%	8.4%	6.4%
Net income attributable to The Timken Company / Net sales	5.6%	8.7%	14.7%	13.6%	9.8%
Return on equity (2)	9.4%	6.6%	14.8%	13.7%	9.2%
Net sales per employee (3)	$188.2	$181.6	$192.0	$189.9	$169.3
Capital expenditures	126.8	133.6	118.3	105.5	72.1
Depreciation and amortization	137.0	142.4	149.6	146.7	143.7
Capital expenditures / Net sales	4.1%	4.4%	3.5%	3.2%	2.6%
Dividends per share	$1.00	$0.92	$0.92	$0.78	$0.53
Basic earnings per share - continuing operations (4)	$1.62	$1.84	$3.41	$2.84	$1.84
Diluted earnings per share - continuing operations (4)	$1.61	$1.82	$3.38	$2.81	$1.82
Basic earnings per share (5)	$1.89	$2.76	$5.11	$4.65	$2.83
Diluted earnings per share (5)	$1.87	$2.74	$5.07	$4.59	$2.81
Net debt (cash) to capital (1)	12.9%	1.7%	(7.3)%	0.4%	(26.1)%
Number of employees at year-end (6)	16,345	16,717	17,500	17,558	16,534
Number of shareholders (7)	44,217	52,218	50,783	44,238	39,118

(1)	The Company presents net debt (cash) because it believes net debt (cash) is more representative of the Company’s financial position than total debt due to the amount of cash and cash equivalents.

(2)	Return on equity is defined as income from continuing operations divided by ending shareholders’ equity.

(3)	Based on average number of employees employed during the year.

(4)	Based on average number of shares outstanding during the year.

(5)	Based on average number of shares outstanding during the year and includes discontinued operations for all periods presented.

(6)	Adjusted to exclude employees from the former Steel segment (which was spunoff in June 2014) for all periods.

(7)	Includes an estimated count of shareholders having common shares held for their accounts by banks, brokers and trustees for benefit plans.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in millions, except per share data)

OVERVIEW

Introduction:

The Timken Company engineers, manufactures and markets bearings, transmissions, gearboxes, chain and related products and offers a spectrum of power system rebuild and repair services around the world. The Company’s growing product and services portfolio features many strong industrial brands, such as Timken, Fafnir, Philadelphia Gear, Drives and Interlube. Timken today applies its deep knowledge of metallurgy, tribology and power transmission across the broad spectrum of bearings and related systems to improve the reliability and efficiency of machinery and equipment all around the world. Known for its quality products and collaborative technical sales model, Timken focuses on providing value to diverse markets worldwide through both original equipment manufacturers (OEMs) and aftermarket channels. With approximately 16,000 people operating in 28 countries, Timken makes the world more productive and keeps industry in motion. Beginning in the fourth quarter of 2014, the Company began operating under two segments: (1) Mobile Industries and (2) Process Industries. Refer to Note 15 - Segment Information for additional information on the resegmentation of the Company's business segments. The following further describes these business segments:

•
Mobile Industries offers an extensive portfolio of bearings, seals, lubrication devices and systems, as well as power transmission components, engineered chain, augers and related products and maintenance services, to OEMs of: off-highway equipment for the agricultural, construction and mining markets; on-highway vehicles including passenger cars, light trucks, and medium- and heavy-duty trucks; and rail cars, locomotives, rotor craft and fixed-wing aircraft. Beyond service parts sold to OEMs, aftermarket sales to individual end users, equipment owners, operators and maintenance shops are handled through the Company's extensive network of authorized automotive and heavy-truck distributors, and include hub units, specialty kits and more. Mobile Industries also provides power transmission systems and flight-critical components for civil and military aircraft, which include bearings, helicopter transmission systems, rotor-head assemblies, turbine engine components, gears and housings.

•
Process Industries supplies industrial bearings and assemblies, power transmission components such as gears and gearboxes, couplings, seals, lubricants, chains and related products and services to OEMs and end users in industries that place heavy demands on operating equipment they make or use. This includes; metals, mining, cement and aggregate production; coal and wind power generation; oil and gas; pulp and paper in applications including printing presses; and cranes, hoists, drawbridges, wind energy turbines, gear drives, drilling equipment, coal conveyors, health and critical motion control equipment, marine equipment and food processing equipment. This segment also supports aftermarket sales and service needs through its global network of authorized industrial distributors. In addition, the Company’s industrial services group offers end users a broad portfolio of maintenance support and capabilities that include repair and service for bearings and gearboxes as well as electric motor rewind, repair and services.

For nearly 100 years, the Company also made and marketed steel within its steel business. However, on June 30, 2014, the Company announced that it had completed the Spinoff into a separate independent publicly traded company, TimkenSteel. The Company's Board of Directors declared a distribution of all outstanding common shares of TimkenSteel through a dividend. At the close of business on June 30, 2014, the Company's shareholders received one common share of TimkenSteel for every two common shares of the Company they held as of the close of business on June 23, 2014. The steel business has been reclassified to discontinued operations for all periods presented.

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

•
Performing with excellence, driving for exceptional results with a passion for superior execution, the Company embraces a continuous improvement culture that is charged with lowering costs, eliminating waste, increasing efficiency, encouraging organizational agility and building greater brand equity. As part of this effort, the Company may also reposition underperforming product lines and segments and divest non-strategic assets.

The following items highlight certain of the Company's more significant strategic accomplishments in 2014:

•
On November 30, 2014, the Company completed the acquisition of the assets of Revolvo Ltd. (Revolvo), a specialty bearing company based in Dudley, United Kingdom (U.K.). Revolvo makes and markets ball and roller bearings for industrial applications in process and heavy industries. Revolvo's split roller bearing housed units are widely used by mining, power generation, food and beverage, pulp and paper, metals, cements, marine and waste-water end users. Revolvo had full-year 2014 sales of approximately $9 million.

•
On September 8, 2014, the Company announced plans to eliminate its Aerospace segment leadership positions and integrate substantially all aerospace business activities into Mobile Industries under the direction of its Group President. The Company also announced plans to close its aerospace engine overhaul business, located in Mesa, Arizona. The Company subsequently sold the aerospace engine overhaul assets in November 2014. In addition, the Company announced plans to evaluate strategic alternatives for its aerospace MRO parts business, also located in Mesa, and close its aerospace bearing facility located in Wolverhampton, U.K., which is expected to close in early 2016. The Company began reporting the aerospace business results primarily within the Mobile Industries segment starting with the fourth quarter of 2014.

•
In June 2014, the Company announced that it was committing $60 million to the DeltaX initiative, a multi-year investment to improve the Company's concept-to-commercialization efforts. DeltaX will integrate technology and tools designated to enable the Company to be more agile and competitive. The Company will replace its traditional functional infrastructure with a more product-focused infrastructure, supported by new customer-facing systems. DeltaX is intended to help the Company to execute on its strategy to grow, delivering to the market place much faster and more efficently those products that customers value. As part of the $60 million DeltaX initiative, the XSell project will leverage the SAP infrastructure deployed throughout our global operations. It will provide the global sales team with new customer relationship management capabilities, as well as more consistent, mobility-enabled sales processes and business tools.

•
On June 13, 2014, the Company's Board of Directors authorized the Company to purchase an additional 10 million of its common shares. The total number of shares that remained authorized for repurchase was 8.9 million shares at December 31, 2014.

•
On April 28, 2014, the Company completed the acquisition of assets from Schulz Group (Schulz). Based in New Haven, Connecticut, Schulz provides electric motor and generator repairs, motor rewinds, custom controls and panels, systems integration, pump services, machine rebuilds, hydro services and diagnostics for a broad range of commercial and industrial applications. Schulz had full-year 2013 sales of approximately $18 million and employed 125 associates.

RESULTS OF OPERATIONS
2014 compared to 2013

Overview:

	2014	2013	$ Change	% Change
Net sales	$3,076.2	$3,035.4	$40.8	1.3%
Income from continuing operations	149.3	175.5	(26.2)	(14.9)%
Income from discontinued operations	24.0	87.5	(63.5)	(72.6)%
Income attributable to noncontrolling interest	2.5	0.3	2.2	NM
Net income attributable to The Timken Company	$170.8	$262.7	$(91.9)	(35.0)%
Diluted earnings per share:
Continuing operations	$1.61	$1.82	$(0.21)	(11.5)%
Discontinued operations	0.26	0.92	(0.66)	(71.7)%
Diluted earnings per share	$1.87	$2.74	$(0.87)	(31.8)%
Average number of shares—diluted	91,224,328	95,823,728	—	(4.8)%

On January 29, 2015, the Company furnished a Current Report on Form 8-K to the Securities and Exchange Commission that included an earnings release issued that same day reporting results for the fourth quarter and full year of 2014, which was furnished as Exhibit 99.1 thereto (the Earning Release). For the twelve months ended December 31, 2014, the Earnings Release reported: (a) income from continuing operations of $147.0 million, or $1.58 per diluted share; (b) income from discontinued operations of $21.7 million, or $0.24 per diluted share; (c) net income of $168.7 million; and (d) net income attributable to The Timken Company of $166.2 million. Between the issuance of the Earnings Release and the filing of this Annual Report on Form 10-K, the Company adjusted an entry in its provision for income taxes for the three and twelve months ended December 31, 2014, reducing the provision for income taxes and increasing net income by $4.6 million, or $0.05 per diluted share.

The Company reported net sales for 2014 of approximately $3.1 billion, compared to approximately $3.0 billion in 2013, a 1.3% increase. The increase in sales was primarily due to higher volume in the Process Industries segment, partially offset by decreased volume in the Mobile Industries segment. The lower volume in the Mobile Industries segment was primarily driven by planned program exits that concluded in 2013. In 2014, diluted earnings per share from continuing operations was $1.61, compared to $1.82 in 2013. The Company's net income from continuing operations in 2014, compared to 2013, was lower due to higher impairment and restructuring charges, the impact of planned program exits that concluded at the end of 2013, and pension settlement charges, partially offset by the impact of higher volume, lower manufacturing cost and the gain on the sale of real estate in Sao Paulo, Brazil (Sao Paulo). Income from continuing operations also benefited from a lower effective tax rate. Impairment and restructuring charges primarily related to goodwill impairment for two of the Company's aerospace reporting units within the Mobile Industries segment. Discontinued operations related to Company's former steel business that was spun off on June 30, 2014. Income from discontinued operations was lower in 2014 compared to 2013 as a result of separation costs incurred as a result of the Spinoff.

Outlook:
The Company expects sales to increase approximately 1% in 2015 compared to 2014, primarily driven by higher demand in the light vehicle, wind energy, marine and industrial aftermarket sectors, offset in large part by the impact of currency-rate changes. The Company's earnings are expected to be lower in 2015 compared to 2014, primarily due to non-cash charges related to the settlement of certain U.S. pension obligations, partially offset by lower impairment and restructuring charges and the impact of higher demand. On January 22, 2015, the Company entered into an agreement pursuant to which the Timken-Latrobe-MPB-Torrington Retirement Plan (the Plan) purchased a group annuity contract from Prudential Insurance Company of America (Prudential) to pay future pension benefits for approximately 5,000 U.S. Timken retirees. The Company has transferred approximately $600 million of the Company's pension obligations and approximately $635 million of the pension assets to Prudential. The Company expects to incur pension settlement charges of approximately $220 million during the first quarter of 2015 in connection with this group annuity purchase.

The Company expects to generate cash from continuing operations of approximately $345 million in 2015, an increase of approximately $65 million, or 23%, compared to 2014, as the Company anticipates higher income from continuing operations, excluding non-cash impairment and pension settlement charges. Pension contributions are expected to be approximately $15 million in 2015, compared to $21.1 million in 2014. The Company expects capital expenditures of approximately 4% of sales in 2015, compared to 4.2% of sales in 2014.

THE STATEMENTS OF INCOME

Sales by Segment:

	2014	2013	$ Change	% Change
Mobile Industries	$1,685.4	$1,775.8	$(90.4)	(5.1)%
Process Industries	1,390.8	1,259.6	131.2	10.4%
Total Company	$3,076.2	$3,035.4	$40.8	1.3%

Net sales for 2014 increased $40.8 million, or 1.3%, compared to 2013, primarily due to higher volume of approximately $150 million, driven by increases in the Process Industries' wind energy and industrial aftermarket sectors and the Mobile Industries' rail market sector, as well as the benefit of acquisitions of $25 million. These factors were partially offset by planned program exits in the Mobile Industries segment that concluded in 2013 of approximately $110 million and the impact of foreign currency of approximately $30 million.

Gross Profit:

	2014	2013	$ Change	Change
Gross profit	$898.0	$868.4	$29.6	3.4%
Gross profit % to net sales	29.2%	28.6%	—	60	bps
Rationalization expenses included in cost of products sold	$3.6	$5.9	$(2.3)	(39.0%)

Gross profit increased in 2014 compared to 2013, primarily due to lower manufacturing costs of approximately $30 million and the impact of higher sales volume and mix, including the impact of planned program exits, of approximately $10 million. These factors were partially offset by inventory valuation adjustments of approximately $20 million.

Selling, General and Administrative Expenses:

	2014	2013	$ Change	Change
Selling, general and administrative expenses	$542.5	$546.6	$(4.1)	(0.8)%
Selling, general and administrative expenses % to net sales	17.6%	18.0%	—	(40	) bps

The decrease in selling, general and administrative expenses of $4.1 million in 2014 compared to 2013 was primarily due to the benefit of cost reduction initiatives of approximately $25 million, partially offset by higher expense related to incentive compensation plans of approximately $15 million and the impact of acquisitions of approximately $5 million.

Impairment and Restructuring Charges:

	2014	2013	$ Change
Impairment charges	$98.9	$0.1	$98.8
Severance and related benefit costs	10.7	9.2	1.5
Exit costs	3.8	(0.6)	4.4
Total	$113.4	$8.7	$104.7

Impairment and restructuring charges of $113.4 million in 2014 were primarily due to goodwill and other intangible impairment charges of $96.2 million for two of the Company's aerospace reporting units within the Mobile Industries segment that were recorded in 2014. Impairment and restructuring charges for 2013 were primarily due to severance and related benefit costs of approximately $6 million due to cost-reduction initiatives relating to reductions in headcount in the bearings and power transmission business and the recognition of severance and related benefits of approximately $3 million related to the closure of the manufacturing facility in St. Thomas, Ontario, Canada (St. Thomas). Refer to Note 11 - Impairment and Restructuring Charges in the Notes to the Consolidated Financial Statements for additional discussion.

Pension Settlement Charges:

	2014	2013	$ Change
Pension Settlement Charges	$33.7	$7.2	$26.5

Pension settlement charges recorded in 2014 were primarily the result of the settlement of approximately $110 million of the Company's pension obligations related to its defined benefit pension plan in the United States as a result of the lump sum distributions to new retirees and certain deferred vested plan participants in 2014. Pension settlement charges in 2013 primarily related to the settlement of pension obligations for the Company's Canadian defined pension plans as a result of the closure of the Company's manufacturing facility in St. Thomas.

Interest Income (Expense):

	2014	2013	$ Change	% Change
Interest (expense)	$(28.7)	$(24.4)	$(4.3)	17.6%
Interest income	4.4	1.9	2.5	131.6%

Interest expense for 2014 increased compared to 2013 primarily due to higher average debt and lower capitalized interest. Interest income increased for 2014 compared to 2013 primarily due to interest income recognized on the deferred payments related to the sale of the Company's former manufacturing site in Sao Paulo.

Other Income (Expense):

	2014	2013	$ Change	% Change
Gain on sale of real estate	$22.6	$5.4	$17.2	318.5%
Other income (expense), net	(2.7)	1.3	(4.0)	307.7%
Total	$19.9	$6.7	$13.2	197.0%

During 2014, the Company recognized a gain of $22.6 million, compared to $5.4 million in 2013, related to the sale of its former manufacturing site in Sao Paulo. Refer to Note 7 - Property, Plant and Equipment for additional information on the gain.

The Company reported other expense, net in 2014 compared to other income, net in 2013 primarily due to higher charitable donations in 2014. The Company also incurred higher foreign currency exchange losses in 2014 compared to 2013.

Income Tax Expense:

	2014	2013	$ Change	Change
Income tax expense	$54.7	$114.6	$(59.9)	(52.3)%
Effective tax rate	26.8%	39.5%	—	(1,270	) bps

The effective tax rate on pretax income for 2014 was favorable relative to the U.S. federal statutory rate primarily due to U.S. foreign tax credits, earnings in certain foreign jurisdictions where the effective tax rate is less than 35%, the U.S. manufacturing deduction, the U.S. research tax credit and certain discrete tax benefits. These factors were partially offset by U.S. taxation of foreign income, losses at certain foreign subsidiaries where no tax benefit could be recorded, non-deductible intangible asset impairment charges recorded in the Mobile Industries segment and U.S. state and local taxes.

The effective tax rate on pretax income for 2013 was unfavorable relative to the U.S. federal statutory rate primarily due to U.S. taxation of foreign income including cash repatriation, losses at certain foreign subsidiaries where no tax benefit could be recorded and U.S. state and local taxes. These factors were partially offset by earnings in certain foreign jurisdictions where the effective tax rate is less than 35%, U.S. foreign tax credits, the U.S. manufacturing deduction and certain discrete U.S. tax benefits.

The change in the effective tax rate in 2014 compared to 2013 was primarily due to lower U.S. taxation of foreign income, lower losses at certain foreign subsidiaries where no tax benefit could be recorded and lower U.S. state and local taxes, partially offset by lower U.S. foreign tax credits, lower U.S. manufacturing deduction, non-deductible intangible asset impairment charges recorded in the Mobile Industries segment and the net effect of other discrete items.

Discontinued Operations:

	2014	2013	$ Change	Change
Net Sales	$786.2	$1,305.8	$(519.6)	(39.8)%
Income before income taxes	40.0	127.1	(87.1)	(68.5)%
Income taxes	16.0	39.6	(23.6)	(59.6)%
Operating results, net of tax	$24.0	$87.5	$(110.7)	(72.6)%

On June 30, 2014, the Company completed the Spinoff. The operating results, net of tax, included one-time transaction costs in connection with the separation of the two companies of $57.1 million and $13.0 million during 2014 and 2013, respectively. These costs included consulting and professional fees associated with preparing for and executing the Spinoff, as well as lease cancellation fees. For further discussion, please refer to Note 2 - Spinoff Transaction in the Notes to the Consolidated Financial Statements.

BUSINESS SEGMENTS

The primary measurement used by management to measure the financial performance of each segment is earnings before interest and taxes (EBIT). Refer to Note 15 - Segment Information in the Notes to the Consolidated Financial Statements for the reconciliation of EBIT by segment to consolidated income before income taxes. Effective October 1, 2014, the Company began operating under new reportable segments. The Company's two reportable segments are: Mobile Industries and Process Industries. Results of the Company's former Aerospace segment are now primarily included in the Mobile Industries segment. In addition, the Company made adjustments to the allocation of certain selling, general and administrative expenses and certain foreign currency exchange gains or losses for all prior periods presented to better reflect the Company’s operating model and new cost structure following the Spinoff and the elimination of the former Aerospace segment.

The presentation of segment results below includes a reconciliation of the changes in net sales for each segment reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions made in 2014 and 2013 and changes in foreign currency exchange rates. The effects of acquisitions and currency exchange rates on net sales are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period. During the first quarter of 2013, the Company completed the acquisition of Interlube Systems Ltd. (Interlube). Results for Interlube are reported in the Mobile Industries segment. During the second quarter of 2013, the Company completed the acquisition of Hamilton Gear Ltd., d/b/a Standard Machine (Standard Machine), as well as substantially all of the assets of Smith Services, Inc. (Smith Services). During the second quarter of 2014, the Company acquired the assets of Schulz. During the fourth quarter of 2014, the Company acquired the assets of Revolvo. Results for Standard Machine, Smith Services, Schulz and Revolvo are reported in the Process Industries segment.

Mobile Industries Segment:

	2014	2013	$ Change	Change
Net sales	$1,685.4	$1,775.8	$(90.4)	(5.1)%
EBIT	$65.6	$193.7	$(128.1)	(66.1)%
EBIT margin	3.9%	10.9%	—	(700) bps

	2014	2013	$ Change	% Change
Net sales	$1,685.4	$1,775.8	$(90.4)	(5.1)%
Less: Acquisitions	3.6	—	3.6	NM
Currency	(17.1)	—	(17.1)	NM
Net sales, excluding the impact of acquisitions and currency	$1,698.9	$1,775.8	$(76.9)	(4.3)%

The Mobile Industries segment’s net sales, excluding the impact of acquisitions and currency-rate changes, decreased 4.3% in 2014 compared to 2013, primarily due to lower volume of approximately $80 million. The lower volume was primarily driven by a reduction in sales to the light vehicle sector due to planned program exits that concluded in 2013 of approximately $110 million. In addition, heavy truck volume declined approximately $15 million, aerospace aftermarket volume declined approximately $5 million and aerospace original equipment volume declined approximately $5 million. These factors were partially offset by higher volume in the rail market sector of approximately $65 million. EBIT decreased in 2014 compared to 2013, primarily due to the impact of the aerospace business impairment and restructuring charges of approximately $125 million and the impact of lower sales volume and mix, including planned program exits of approximately $35 million. These factors were partially offset by the sale of real estate in Sao Paulo of approximately $25 million.

Sales for the Mobile Industries segment are expected to be flat to down approximately 2% in 2015 compared to 2014, reflecting organic growth primarily from the light vehicle market sector, offset by the impact of currency rate changes and a decline in the agriculture market sector. EBIT for the Mobile Industries segment is expected to increase in 2015 compared to 2014 as a result of lower impairment and restructuring charges and lower material costs, offset by the sale of real estate in Sao Paulo.

Process Industries Segment:

	2014	2013	$ Change	Change
Net sales	$1,390.8	$1,259.6	$131.2	10.4%
EBIT	$267.1	$189.3	$77.8	41.1%
EBIT margin	19.2%	15.0%	—	420	bps

	2014	2013	$ Change	% Change
Net sales	$1,390.8	$1,259.6	$131.2	10.4%
Less: Acquisitions	16.0	—	16.0	NM
Currency	(13.3)	—	(13.3)	NM
Net sales, excluding the impact of acquisitions and currency	$1,388.1	$1,259.6	$128.5	10.2%

The Process Industries segment’s net sales, excluding the impact of acquisitions and currency-rate changes, increased 10.2% for 2014 compared to 2013, primarily due to an increase in volume of approximately $120 million and favorable pricing of approximately $5 million. The higher volume was primarily due to higher demand in the wind energy market sector of approximately $75 million and higher demand from the industrial aftermarket of approximately $35 million. EBIT in 2014 increased compared to 2013 primarily due to the impact of higher volume of approximately $60 million and lower material and manufacturing costs of approximately $35 million, partially offset by unfavorable sales mix of approximately $15 million and higher selling, general and administrative expenses of approximately $10 million.

Sales for the Process Industries segment are expected to increase approximately 2% to 4% in 2015 compared to 2014, driven by organic growth in the industrial aftermarket, targeted original equipment sectors, including wind energy and military marine, and the benefit of acquisitions, partially offset by the impact of currency rate changes. EBIT for the Process Industries segment is expected to increase in 2015 compared to 2014 due to increased volume.

Corporate:

	2014	2013	$ Change	Change
Corporate expenses	$71.4	$70.4	$1.0	1.4%
Corporate expenses % to net sales	2.3%	2.3%	—	—

Corporate expenses increased in 2014 compared to 2013 primarily due to higher expense related to incentive compensation plans and foreign currency exchange losses, which were partially offset by cost reduction initiatives.

RESULTS OF OPERATIONS:
2013 compared to 2012

Overview:

	2013	2012	$ Change	% Change
Net sales	$3,035.4	$3,359.5	$(324.1)	(9.6)%
Income from continuing operations	175.5	331.5	(156.0)	(47.1)%
Income from discontinued operations	87.5	164.4	(76.9)	(46.8)%
Income attributable to noncontrolling interest	0.3	0.4	(0.1)	(25.0)%
Net income attributable to The Timken Company	$262.7	$495.5	$(232.8)	(47.0)%
Diluted earnings per share:
Continuing operations	$1.82	$3.38	$(1.56)	(46.2)%
Discontinued operations	0.92	1.69	(0.77)	(45.6)%
Diluted earnings per share	$2.74	$5.07	$(2.33)	(46.0)%
Average number of shares - diluted	95,823,728	97,602,481	—	(1.8)%

The Company reported net sales for 2013 of approximately $3.0 billion, compared to approximately $3.4 billion in 2012, a 9.6% decrease. The sales decrease reflected lower volume across most market sectors, and the effect of currency rate changes, partially offset by favorable pricing and the impact of acquisitions. The Company's net income from continuing operations for 2013, compared to 2012, was lower due to the impact of lower volume, unfavorable sales mix and higher manufacturing costs, partially offset by lower selling, general and administrative expenses, favorable pricing and lower restructuring charges. In addition, net income from continuing operations for 2013 was lower due to the U.S. Continued Dumping and Subsidy Offset Act (CDSOA) receipts, net of expense, of $108.0 million ($68.0 million after tax, or approximately $0.69 per diluted share), received in 2012.

THE STATEMENTS OF INCOME

Sales by Segment:

	2013	2012	$ Change	% Change
Mobile Industries	$1,775.8	$1,987.4	$(211.6)	(10.6)%
Process Industries	1,259.6	1,372.1	(112.5)	(8.2)%
Total Company	$3,035.4	$3,359.5	$(324.1)	(9.6)%

Net sales for 2013 decreased $324.1 million, or 9.6%, compared to 2012, primarily due to lower volume of approximately $315 million across most market sectors. In addition, the decrease in sales reflected planned program exits that concluded at the end of 2013 of approximately $90 million and the effect of currency rate changes of approximately $10 million, partially offset by the impact of prior-year acquisitions of $70 million and favorable pricing of $30 million.

Gross Profit:

	2013	2012	$ Change	Change
Gross profit	$868.4	$1,028.0	$(159.6)	(15.5) %
Gross profit % to net sales	28.6%	30.6%	—	(200	) bps
Rationalization expenses included in cost of products sold	$5.9	$8.3	$(2.4)	(28.9) %

Gross profit decreased in 2013 compared to 2012, primarily due to the impact of lower sales volume of approximately $130 million, higher manufacturing costs of approximately $40 million and the impact of planned program exits that concluded at the end of 2013 of approximately $35 million, partially offset by favorable pricing of approximately $30 million and the impact from prior-year acquisitions of approximately $15 million.

Selling, General and Administrative Expenses:

	2013	2012	$ Change	Change
Selling, general and administrative expenses	$546.6	$554.5	$(7.9)	(1.4) %
Selling, general and administrative expenses % to net sales	18.0%	16.5%	—	150	bps

The decrease in selling, general and administrative expenses of $7.9 million in 2013 compared to 2012 was primarily due to lower expenses related to incentive compensation plans of approximately $30 million, partially offset by the full year impact of acquisitions of approximately $15 million.

Impairment and Restructuring Charges:

	2013	2012	$ Change
Impairment charges	$0.1	$6.6	$(6.5)
Severance and related benefit costs	9.2	18.4	(9.2)
Exit costs	(0.6)	4.5	(5.1)
Total	$8.7	$29.5	$(20.8)

Impairment and restructuring charges of $8.7 million in 2013 were primarily due to severance and related benefit costs of approximately $6 million due to cost-reduction initiatives relating to reductions in headcount in the bearings and power transmission business. In addition, impairment and restructuring charges for 2013 included to the recognition of severance and related benefits of approximately $3 million related to the closure of the manufacturing facility in St. Thomas. Impairment and restructuring charges of $29.5 million in 2012 were primarily due to the recognition of severance and related benefits, including approximately $10.7 million of pension curtailment charges, as well as impairment charges related to the closure of the manufacturing facility in St. Thomas and the recognition of environmental remediation costs at the former manufacturing facility in Sao Paulo. Refer to Note 11 - Impairment and Restructuring Charges in the Notes to the Consolidated Financial Statements for additional discussion.

Interest Income and (Expense):

	2013	2012	$ Change	% Change
Interest (expense)	$(24.4)	$(31.1)	$6.7	(21.5)%
Interest income	$1.9	$2.9	$(1.0)	(34.5)%

Interest expense for 2013 decreased compared to 2012 primarily due to lower average debt and higher capitalized interest. Interest income decreased for 2013 compared to 2012 primarily due to lower invested cash balances.

Other Income (Expense):

	2013	2012	$ Change	% Change
CDSOA receipts (expense), net	$(2.8)	$108.0	$(110.8)	(102.6)%
Gain on sale of real estate in Sao Paulo	5.4	—	5.4	NM
Other income (expense)	4.1	(6.0)	10.1	(168.3)%
Total	6.7	102.0	(95.3)	(93.4)%

In 2013, the Company reported expenses in connection with CDSOA of $2.8 million. The Company reported CDSOA receipts, net of expense, of $108.0 million in 2012. Refer to Note 20 - Continued Dumping and Subsidy Offset Act (CDSOA) in the Notes to the Consolidated Financial Statements for additional information

In November 2013, the Company finalized the sale of its former manufacturing facility in Sao Paulo, resulting in a $5.4 million gain. The Company is recognizing the gain on the sale of this facility on the installment method. The Company recognized an additional gain of approximately $25 million in 2014 related to this transaction.

Income Tax Expense:

	2013	2012	$ Change	Change
Income tax expense	$114.6	$186.3	$(71.7)	(38.5) %
Effective tax rate	39.5%	36.0%	—	350	bps

The effective tax rate on pretax income for 2013 was unfavorable relative to the U.S. federal statutory rate primarily due to U.S. taxation of foreign income including cash repatriation, losses at certain foreign subsidiaries where no tax benefit could be recorded, U.S. non-deductible items and U.S. state and local taxes. These factors were partially offset by discrete U.S. tax benefits, including certain settlements related to tax audits, U.S. foreign tax credits, earnings in certain foreign jurisdictions where the effective tax rate is less than 35%, the U.S. manufacturing deduction and the U.S research tax credit.

The effective tax rate for 2012 was slightly favorable relative to the U.S. federal statutory rate primarily due to earnings in certain foreign jurisdictions where the effective tax rate is less than 35%, U.S. Foreign tax credits, the U.S. manufacturing deduction and certain discrete U.S. tax benefits. These factors were partially offset by losses at certain foreign subsidiaries where no tax benefits could be recorded, U.S. state and local taxes and U.S. taxation of foreign income. The change in the effective tax rate in 2013 compared to 2012 was primarily due to U.S. taxation of foreign income, including U.S. taxation on cash repatriation, losses at certain foreign subsidiaries where no tax benefit could be recorded and higher U.S. state and local taxes, partially offset by U.S. foreign tax credits, higher U.S. manufacturing deduction and the net effect of other discrete items.

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

Mobile Industries Segment:

	2013	2012	$ Change	Change
Net sales	$1,775.8	$1,987.4	$(211.6)	(10.6)%
EBIT	$193.7	$245.2	$(51.5)	(21.0)%
EBIT margin	10.9%	12.3%	—	(140) bps

	2013	2012	$ Change	% Change
Net sales	$1,775.8	$1,987.4	$(211.6)	(10.6)%
Less: Acquisitions	27.0	—	27.0	NM
Currency	(11.0)	—	(11.0)	NM
Net sales, excluding the impact of acquisitions and currency	$1,759.8	$1,987.4	$(227.6)	(11.5)%

The Mobile Industries segment’s net sales, excluding the impact of acquisitions and currency-rate changes, decreased 11.5% in 2013 compared to 2012, primarily due to lower volume of approximately $220 million, partially offset by favorable pricing of $10 million. The lower volume was led by a decrease in off-highway volume of approximately $105 million, and a decrease in heavy truck volume of approximately $30 million, driven by exited business. EBIT decreased in 2013 compared to 2012, primarily due to the impact of lower volume of approximately $80 million and higher manufacturing costs of approximately $35 million, partially offset by lower restructuring charges of approximately $15 million, lower raw material costs of approximately $15 million, lower selling, general and administrative expenses of approximately $10 million, favorable sale mix of approximately $10 million, favorable pricing of $10 million and a gain on the sale of the Company's former manufacturing facility in Sao Paulo of approximately $5 million. Restructuring charges related to the closure of the manufacturing facility in St. Thomas were lower in 2013 compared to 2012.

Process Industries Segment:

	2013	2012	$ Change	Change
Net sales	$1,259.6	$1,372.1	$(112.5)	(8.2) %
EBIT	$189.3	$261.8	$(72.5)	(27.7) %
EBIT margin	15.0%	19.1%	—	(410	) bps

	2013	2012	$ Change	% Change
Net sales	$1,259.6	$1,372.1	$(112.5)	(8.2) %
Less: Acquisitions	58.8	—	58.8	NM
Currency	0.7	—	0.7	NM
Net sales, excluding the impact of acquisitions and currency	$1,200.1	$1,372.1	$(172.0)	(12.5) %

The Process Industries segment’s net sales, excluding the effect of acquisitions and currency-rate changes, decreased 12.5% for 2013 compared to 2012, primarily due to lower volume of approximately $190 million, primarily offset by favorable pricing of $20 million. The lower volume was seen across all market sectors. EBIT decreased in 2013 compared to 2012 due to the impact of lower volume of approximately $80 million, the impact of higher manufacturing costs of approximately $20 million and unfavorable sales mix of approximately $15 million, partially offset by favorable pricing of approximately $20 million, lower selling, general and administrative expenses of approximately $10 million and lower material costs of approximately $10 million.

Corporate:

	2013	2012	$ Change	Change
Corporate expenses	$70.4	$69.0	$1.4	2.0%
Corporate expenses % to net sales	2.3%	2.1%	—	20	bps

Corporate expenses decreased in 2013 compared to 2012, primarily due to lower expense related to incentive compensation plans.

THE BALANCE SHEETS

The following discussion is a comparison of the Consolidated Balance Sheets at December 31, 2014 and 2013.

Current Assets:

	December 31,
	2014	2013	$ Change	% Change
Cash and cash equivalents	$278.8	$384.6	$(105.8)	(27.5)%
Restricted cash	15.3	15.1	0.2	1.3%
Accounts receivable, net	475.7	444.0	31.7	7.1%
Inventories, net	585.5	582.6	2.9	0.5%
Deferred income taxes	49.9	56.2	(6.3)	(11.2)%
Deferred charges and prepaid expenses	25.2	26.8	(1.6)	(6.0)%
Other current assets	51.5	61.7	(10.2)	(16.5)%
Current assets, discontinued operations	—	366.5	(366.5)	(100.0)%
Total current assets	$1,481.9	$1,937.5	$(455.6)	(23.5)%

Cash and cash equivalents decreased primarily due to the Company's purchase of approximately 5.2 million of its common shares for an aggregate of $270.9 million during 2014. Accounts receivable, net increased as a result of higher sales in December 2014 compared to December 2013, partially offset by higher allowance for doubtful accounts of $3.6 million. Other current assets decreased primarily due to the liquidation of a portion of the Company's short-term investments of approximately $10 million. Current assets, discontinued operations at December 31, 2013 related to the Spinoff on June 30, 2014 and primarily included accounts receivable and inventory.

Property, Plant and Equipment, Net:

	December 31,
	2014	2013	$ Change	% Change
Property, plant and equipment	$2,164.1	$2,395.3	$(231.2)	(9.7)%
Less: allowances for depreciation	(1,383.6)	(1,539.5)	155.9	10.1%
Property, plant and equipment, net	$780.5	$855.8	$(75.3)	(8.8)%

The decrease in property, plant and equipment, net in 2014 was primarily due to the reclassification of approximately $45 million of capitalized software from property, plant and equipment to intangible assets in 2014, and the impact of currency-rate changes of approximately $20 million. See "Other Disclosures - Capital Expenditures" for more information.

Other Assets:

	December 31,
	2014	2013	$ Change	% Change
Goodwill	$259.5	$346.1	$(86.6)	(25.0)%
Non-current pension assets	176.2	223.5	(47.3)	(21.2)%
Other intangible assets	239.8	207.4	32.4	15.6%
Other non-current assets	63.5	58.4	5.1	8.7%
Non-current assets, discontinued operations	—	849.2	(849.2)	(100.0)%
Total other assets	$739.0	$1,684.6	$(945.6)	(56.1)%

The decrease in goodwill was primarily due to the impairment of two of the Company's aerospace reporting units in 2014. The decrease in non-current pension assets was primarily due to a decrease in the discount rate used to measure the Company's U.S. defined benefit pension plans, as well as the adoption of the new RP-2014 mortality tables. The increase in other intangible assets was primarily due to the reclassification of approximately $45 million of capitalized software from property, plant and equipment to other intangible assets, partially offset by current year amortization expense. Non-current assets, discontinued operations at December 31, 2013 related to the Spinoff and primarily included property, plant and equipment.

Current Liabilities:

	December 31,
	2014	2013	$ Change	% Change
Short-term debt	$7.4	$18.6	$(11.2)	(60.2)%
Accounts payable	143.9	139.9	4.0	2.9%
Salaries, wages and benefits	146.7	131.1	15.6	11.9%
Income taxes payable	80.2	106.7	(26.5)	(24.8)%
Other current liabilities	155.0	180.8	(25.8)	(14.3)%
Current portion of long-term debt	0.6	250.7	(250.1)	(99.8)%
Current liabilities, discontinued operations	—	152.3	(152.3)	(100.0)%
Total current liabilities	$533.8	$980.1	$(446.3)	(45.5)%

The decrease in short-term debt during 2014 was primarily due to lower borrowings under foreign lines of credit. Salaries, wages and benefits increased primarily due to the increase in accruals for incentive based compensation plans. The decrease in income taxes payable was primarily due to lower current year income tax expense compared to 2013, as well as higher taxes paid. The decrease in other current liabilities was primarily due to the recognition of deferred revenue related to the sale of the Company's former manufacturing site in Sao Paulo, as well as a reduction in accrued restructuring charges. The decrease in the current portion of long-term debt was primarily due to the Company’s $250 million aggregate principal amount of fixed-rate 6.0% senior unsecured notes (2014 Notes) being repaid at maturity in September 2014. Current liabilities, discontinued operations at December 31, 2013 related to the Spinoff and primarily included accounts payable and other accruals.

Non-Current Liabilities:

	December 31,
	2014	2013	$ Change	% Change
Long-term debt	$522.1	$176.4	$345.7	196.0%
Accrued pension cost	165.9	159.0	6.9	4.3%
Accrued postretirement benefits cost	141.8	138.3	3.5	2.5%
Deferred income taxes	4.1	82.9	(78.8)	(95.1)%
Other non-current liabilities	44.6	55.9	(11.3)	(20.2)%
Non-current liabilities, discontinued operations	—	236.7	(236.7)	(100.0)%
Total non-current liabilities	$878.5	$849.2	$29.3	3.5%

The increase in long-term debt during 2014 was primarily due to the issuance of $350 million aggregate principal amount of fixed-rate 3.875% senior unsecured notes that mature on September 1, 2024 (2024 Notes). The increase in accrued pension cost was primarily due to a decrease in the discount rate used to measure the projected benefit obligation, as well as the adoption of the new RP-2014 mortality tables. The increase in accrued postretirement benefits cost was primarily due to a decrease in the discount rate used to measure the accumulated benefit obligation. The decrease in deferred income taxes related primarily to the reduction of pre-paid pension assets, impairment of intangible assets and depreciation of fixed assets. Non-current liabilities, discontinued operations at December 31, 2013 related to the Spinoff and primarily included long-term debt, accrued pension cost and accrued postretirement benefits cost.

Shareholders’ Equity:

	December 31,
	2014	2013	$ Change	% Change
Common stock	$952.5	$949.5	$3.0	0.3%
Earnings invested in the business	1,615.4	2,586.4	(971.0)	(37.5)%
Accumulated other comprehensive loss	(482.5)	(626.1)	143.6	(22.9)%
Treasury shares	(509.2)	(273.2)	(236.0)	(86.4)%
Noncontrolling interest	12.9	12.0	0.9	7.5%
Total equity	$1,589.1	$2,648.6	$(1,059.5)	(40.0)%

Earnings invested in the business decreased in 2014 primarily due to the Spinoff. The decrease in accumulated other comprehensive loss was primarily due to a $228.4 million after-tax adjustment related to the Spinoff, partially offset by a pension and postretirement liability adjustment of $43.1 million and a foreign currency translation adjustment of $41.3 million. The pension and postretirement liability adjustment was primarily due to a decrease in the discount rate used to measure the pension and postretirement plan obligations, as well as the adoption of the new RP-2014 mortality tables, partially offset by higher than expected returns on plan assets, amortization of net actuarial losses and pension settlement charges. The foreign currency translation adjustment was due to the strengthening of the U.S. dollar against most other currencies. The increase in treasury shares was primarily due to the Company's purchase during 2014 of 5.2 million of its common shares for an aggregate of $270.9 million, partially offset by shares issued pursuant to stock compensation plans.

CASH FLOWS

	2014	2013	$ Change
Net cash provided by operating activities - continuing operations	$281.5	$292.8	$(11.3)
Net cash provided by operating activities - discontinued operations	25.5	137.2	(111.7)
Net cash provided by operating activities	307.0	430.0	(123.0)
Net cash used by investing activities - continuing operations	(117.7)	(184.1)	66.4
Net cash used by investing activities - discontinued operations	(77.0)	(191.9)	114.9
Net cash used by investing activities	(194.7)	(376.0)	181.3
Net cash used by financing activities - continuing operations	(302.2)	(249.3)	(52.9)
Net cash provided by financing activities - discontinued operations	100.0	—	100.0
Net cash used by financing activities	(202.2)	(249.3)	47.1
Effect of exchange rate changes on cash	(15.9)	(6.5)	(9.4)
(Decrease) in cash and cash equivalents	$(105.8)	$(201.8)	$96.0

Operating activities provided net cash of $307.0 million in 2014, compared to $430.0 million in 2013. The decrease in cash from operating activities was primarily due to lower cash provided by discontinued operations and higher cash used for income taxes and working capital items, partially offset by lower pension contributions and other postretirement benefit payments and an increase in income from continuing operations adjusted for impairment charges. Net cash provided by discontinued operations decreased to $25.5 million in 2014 from $137.2 million in 2013 primarily as a result of separation costs incurred to effect the Spinoff. Income taxes represented a use of cash of $15.3 million in 2014, after representing a source of cash of $67.5 million in 2013, as the Company incurred lower tax expense and paid higher taxes in 2014 compared to 2013. Net income from continuing operations decreased $30.7 million in 2014 compared to 2013, largely due to the impact from $98.9 million of impairment charges that were incurred in 2014. Pension and other postretirement benefit contributions and payments were $49.9 million in 2014, compared to $93.4 million in 2013.

The following chart displays the impact of working capital items on cash during 2014 and 2013:

	2014	2013
Cash Provided (Used):
Accounts receivable	$(48.3)	$(4.6)
Inventories	(26.8)	34.6
Trade accounts payable	8.0	0.9
Other accrued expenses	2.2	(39.6)

Investing activities used cash of $194.7 million in 2014 compared to $376.0 million in 2013. The decrease was primarily due to a $114.9 million decrease in investing activities from discontinued operations, a $42.5 million decrease in cash used for acquisitions, a $6.8 million decrease in cash used for capital expenditures, as well as a $18.9 million increase in cash from the disposal of property, plant and equipment primarily due to the sale of real estate in Sao Paulo and South Africa.

Net cash used by financing activities was $202.2 million and $249.3 million in 2014 and 2013, respectively. The decreased cash used by financing activities was primarily due to net cash provided by discontinued operations and a decrease in net borrowings, partially offset by increased purchases of common shares in 2014 and cash transferred to TimkenSteel. The Company purchased 5.2 million of its common shares for an aggregate of $270.9 million in 2014 after purchasing 3.4 million of its common shares for an aggregate of $189.2 million in 2013. In addition, the Company transferred cash of $46.5 million to TimkenSteel in connection with the Spinoff. Net cash from discontinued operations provided $100 million in the first six months of 2014 as TimkenSteel borrowed $100 million under its line of credit prior to the Spinoff. Net borrowings provided cash of $85.7 million in 2014 after using cash of $3.2 million in 2013.

LIQUIDITY AND CAPITAL RESOURCES

Total debt was $530.1 million and $445.7 million at December 31, 2014 and 2013, respectively. Debt exceeded cash and cash equivalents by $236.0 million and $46.0 million at December 31, 2014 and 2013, respectively. The ratio of net debt to capital was 12.9% and 1.7% at December 31, 2014 and 2013, respectively.

Reconciliation of total debt to net debt and the ratio of net debt to capital:

Net Debt:

	December 31,
	2014	2013
Short-term debt	$7.4	$18.6
Current portion of long-term debt	0.6	250.7
Long-term debt	522.1	176.4
Total debt	$530.1	$445.7
Less: Cash and cash equivalents	278.8	384.6
Restricted cash	15.3	15.1
Net debt	$236.0	$46.0

Ratio of Net Debt to Capital:

	December 31,
	2014	2013
Net debt	$236.0	$46.0
Total equity	1,589.1	2,648.6
Capital (net debt + total equity)	$1,825.1	$2,694.6
Ratio of net debt to capital	12.9%	1.7%

The Company presents net debt because it believes net debt is more representative of the Company’s financial position than total debt due to the amount of cash and cash equivalents.

At December 31, 2014, approximately $130.9 million, or 46.9%, of the Company's cash and cash equivalents resided in jurisdictions outside the United States. Repatriation of these funds to the United States could be subject to domestic and foreign taxes and some portion may be subject to governmental restrictions. Part of the Company's strategy is to grow in attractive market sectors, many of which are outside the United States. This strategy may include making investments in facilities and equipment and potential new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments when possible.

On April 30, 2014, the Company amended its three-year Asset Securitization Agreement, reducing its aggregate borrowing availability from $200 million to $100 million. The Asset Securitization Agreement matures on November 30, 2015, is subject to certain borrowing base limitations and is secured by certain domestic trade receivables of the Company. At December 31, 2014, the Company had no outstanding borrowings under the Asset Securitization Agreement; however, certain borrowing base limitations reduced the availability under the Asset Securitization Agreement to $72.7 million.

The Company has a $500 million Senior Credit Facility that matures on May 11, 2016. At December 31, 2014, the Company had no outstanding borrowings under the Senior Credit Facility but had letters of credit outstanding totaling $8.6 million, which reduced the availability under the Senior Credit Facility to $491.4 million. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At December 31, 2014, the Company was in full compliance with the covenants under the Senior Credit Facility. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.25 to 1.0. As of December 31, 2014, the Company’s consolidated leverage ratio was 1.03 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 4.0 to 1.0. As of December 31, 2014, the Company’s consolidated interest coverage ratio was 16.32 to 1.0.

The interest rate under the Senior Credit Facility is based on the Company’s consolidated leverage ratio. In addition, the Company pays a facility fee based on the consolidated leverage ratio multiplied by the aggregate commitments of all of the lenders under the Senior Credit Facility.

Other sources of liquidity include short-term and long-term lines of credit for certain of the Company’s foreign subsidiaries, which provide for borrowings up to $234.0 million in the aggregate. The majority of these lines are uncommitted. At December 31, 2014, the Company had borrowings outstanding of $7.4 million and guarantees of $5.8 million, which reduced the availability under these facilities to $220.8 million.

The Company expects that any cash requirements in excess of cash on hand will be met by the committed funds available under its Asset Securitization Agreement and the Senior Credit Facility. Management believes it has sufficient liquidity to meet its obligations through at least the term of the Senior Credit Facility.

The Company expects to remain in compliance with its debt covenants. However, the Company may need to limit its borrowings under the Senior Credit Facility or other facilities in order to remain in compliance. As of December 31, 2014, the Company could have borrowed the full amounts available under the Senior Credit Facility and Asset Securitization Agreement, and would have still been in compliance with its debt covenants.

In August 2014, the Company issued $350 million of fixed-rate unsecured notes that mature in September 2024. The Company used a portion of the net proceeds from this issuance to repay the $250 million of fixed-rated unsecured notes that matured on September 15, 2014.

The Company expects to generate cash from continuing operations of approximately $345 million in 2015, an increase of approximately $65 million, or 23%, compared to 2014, as the Company anticipates higher income from continuing operations, excluding non-cash impairment and pension settlement charges. Pension contributions are expected to be approximately $15 million in 2015, compared to $21.1 million in 2014. The Company expects capital expenditures of approximately 4% of sales in 2015, compared to 4.2% of sales in 2014.

CONTRACTUAL OBLIGATIONS

The Company’s contractual debt obligations and contractual commitments outstanding as of December 31, 2014 were as follows:

Payments due by Period:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Interest payments	$272.4	$25.8	$49.5	$48.4	$148.7
Long-term debt, including current portion	522.7	0.6	20.7	—	501.4
Short-term debt	7.4	7.4	—	—	—
Operating leases	96.3	28.6	37.9	19.5	10.3
Purchase commitments	44.8	16.0	7.3	21.5	—
Retirement benefits	1,736.9	206.9	353.0	362.7	814.3
Total	$2,680.5	$285.3	$468.4	$452.1	$1,474.7

The interest payments beyond five years primarily relate to medium-term notes that mature over the next 16 years.
Purchase commitments are defined as an agreement to purchase goods or services that are enforceable and legally binding on the Company. Included in purchase commitments above are certain obligations related to take or pay contracts, capital commitments, service agreements and utilities. Many of these commitments relate to take or pay contracts, in which the Company guarantees payment to ensure availability of products or services. These purchase commitments do not represent the entire anticipated purchases in the future, but represent only those items for which the Company is contractually obligated. The majority of the products and services purchased by the Company are purchased as needed, with no commitment.

Retirement benefits represent pension and health care payments, including lump sum distributions, expected to be paid to retirees or their beneficiaries over the next ten years. These payments are largely covered by pension and postretirement benefit plan assets. The table above does not reflect the group annuity contract purchased on January 22, 2015, which transferred approximately $600 million of pension obligations to Prudential. Refer to Note 21 - Subsequent Events in the Notes to the Consolidated Financial Statements for additional information.

During 2014, the Company made cash contributions of approximately $21.1 million to its global defined benefit pension plans. The Company currently expects to make contributions to its global defined benefit pension plans totaling approximately $15 million in 2015. Returns for the Company’s global defined benefit pension plan assets in 2014 were 11.15%, above the expected rate of return of 7.25% due to broad increases in global equity markets. The higher returns positively impacted the funded status of the plans at the end of 2014 and are expected to result in lower pension expense in future years. Refer to Note 13 - Retirement Benefit Plans and Note 14 - Postretirement Benefit Plans in the Notes to the Consolidated Financial Statements for additional information.

The Company's 2012 common share purchase plan authorized the Company to buy, in the open market or in privately negotiated transactions, up to 10 million common shares, which are to be held as treasury shares and used for specified purposes. On June 13, 2014, the Company's Board of Directors authorized an additional 10 million common shares for repurchase under this plan. The authorization expires on December 31, 2015. During 2014, the Company purchased 5.2 million of its common shares for approximately $270.9 million in the aggregate under this plan. As of December 31, 2014, 8.9 million common shares remain authorized for purchase under this plan.

As disclosed in Note 10 – Contingencies and Note 16 – Income Taxes in the Notes to the Consolidated Financial Statements, the Company has exposure for certain legal and tax matters.

As of December 31, 2014, the Company had approximately $57.5 million of total gross unrecognized tax benefits. The Company anticipates a decrease in its unrecognized tax positions of $40 million to $45 million during the next 12 months. The anticipated decrease is primarily due to settlements with tax authorities. Future tax positions are not known at this time and therefore not included in the above summary of the Company’s fixed contractual obligations. Refer to Note 16 – Income Taxes in the Notes to the Consolidated Financial Statements for additional information.

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

The Company recognizes a portion of its revenues on the percentage of completion method. In 2014 and 2013, the Company recognized approximately $50 million and $55 million, respectively, in net sales under the percentage-of-completion method.

Inventory:
Inventories are valued at the lower of cost or market, with approximately 48% valued by the last-in, first-out (LIFO) method and the remaining 52% valued by the first-in, first-out (FIFO) method. The majority of the Company’s domestic inventories are valued by the LIFO method, and all of the Company’s international inventories are valued by the FIFO method. An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. The Company recognized an increase in its LIFO reserve of $0.4 million during 2014 compared to a decrease in its LIFO reserve of $3.8 million during 2013.

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

The Company reviews goodwill for impairment at the reporting unit level. The Mobile Industries segment has four reporting units and the Process Industries segment has two reporting units. The reporting units within the Mobile Industries segment are Mobile Industries, Aerospace Bearing, Aerospace Transmissions and Aerospace Aftermarket. The reporting units within the Process Industries segment are Process Industries and Industrial Services.

The Company prepares its goodwill impairment analysis by comparing the estimated fair value of each reporting unit, using an income approach (a discounted cash flow model), as well as a market approach, with its carrying value. The income approach and market approach are weighted in arriving at fair value based on the relative merits of the methods used and the quantity and quality of collected data to arrive at the indicated fair value.

During the third quarter of 2014, the Company determined there was an indicator for impairment for two of its three Aerospace reporting units, specifically Aerospace Transmissions and Aerospace Aftermarket, within its former Aerospace segment (now included in the Mobile Industries segment) as a result of declining sales forecasts and financial performance within the reporting units. The Company utilized currently updated forecasts for the income approach as part of the goodwill impairment analysis. As a result of the lower earnings and cash flow forecasts, the Company determined that the goodwill associated with the Aerospace Transmissions and the Aerospace Aftermarket reporting units could not support the carrying value of their goodwill. As a result, the Company recorded a pretax impairment charge of $86.3 million during the third quarter of 2014, which was reported in impairment and restructuring charges in the Consolidated Statement of Income. Refer to Note 8 - Goodwill and Other Intangible Assets in the Notes to the Consolidated Financial Statements for additional information.

During the fourth quarter of 2014, the Company completed its annual goodwill impairment testing with no further impairment identified.

The income approach requires several assumptions including future sales growth, EBIT (earnings before interest and taxes) margins and capital expenditures. The Company’s reporting units each provide their forecast of results for the next three years. These forecasts are the basis for the information used in the discounted cash flow model. The discounted cash flow model also requires the use of a discount rate and a terminal revenue growth rate (the revenue growth rate for the period beyond the three years forecasted by the reporting units), as well as projections of future operating margins (for the period beyond the forecasted three years). During the fourth quarter of 2014, the Company used a discount rate for its reporting units of 10.5% to 13.0% and a terminal revenue growth rate of 3%.

The market approach requires several assumptions including sales and EBITDA (earnings before interest, taxes, depreciation and amortization) multiples for comparable companies that operate in the same markets as the Company’s reporting units. During the fourth quarter of 2014, the Company used sales multiples of 0.75 to 1.80 for its reporting units. During the fourth quarter of 2014, the Company used EBITDA multiples of 6.0 to 9.0 for its reporting units.

As of December 31, 2014, the Company had $259.5 million of goodwill on its Consolidated Balance Sheet, of which $89.6 million was attributable to the Mobile Industries segment and $169.9 million was attributable to the Process Industries segment. See Note 8 - Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements for the carrying amount of goodwill by segment.

The fair value of the Aerospace Bearing and Industrial Services reporting units was $225.3 million and $356.7 million, respectively, compared to their carrying value of $205.9 million and $294.8 million, respectively. The fair value of the Mobile Industries and Process Industries reporting units exceeded its carrying value by a significant amount. As a result, the Company did not recognize any goodwill impairment charges during the fourth quarter of 2014.

A 30 basis point increase in the discount rate would have resulted in the Aerospace Bearing reporting units failing step one of the goodwill impairment analysis, which would have required the completion of step two of the goodwill impairment analysis to arrive at a potential goodwill impairment loss. A 300 basis point increase in the discount rate would have resulted in the Industrial Services reporting unit failing step one of the goodwill impairment analysis. The projected cash flows could have declined by 4.2% for the Aerospace Bearing reporting unit and the fair value would have still exceeded its carrying value. The projected cash flows could have declined by as much as 29.3% for the Industrial Services reporting unit and the fair value would have still exceeded its carrying value.

In 2014, the income approach for the Aerospace Bearing and Industrial Services reporting units was weighted by 70% and the market approach was weighted by 30% in arriving at fair value. The 70/30 weighting was selected to give consideration for the fact that the metrics for the last twelve months for the Aerospace Bearing and Industrial Services reporting units were not reflective of expected performance and the discounted-cash flow model provided a more normalized view of future operating conditions for the Aerospace Bearing and Industrial Services reporting units. Had the Company used a 50/50 weighting, the Company would still have passed step one of the goodwill impairment test for the Aerospace Bearing and Industrial Services reporting units for the year ended December 31, 2014.

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

Defined Benefit Pension Plans:
The Company recognized net periodic benefit cost of $54.6 million in 2014 for defined benefit pension plans, excluding the steel business spunoff on June 30, 2014, compared to $45.9 million in 2013. The increase in net periodic cost was primarily due to higher pension settlement charges and lower expected rate of return, partially offset by lower amortization of net actuarial losses. The higher pension settlement charges of $33.5 million for 2014, compared to $7.2 million for 2013, was the result of lump sum distributions in 2014 for retirees and a special lump sum offering to certain deferred vested participants. Pension settlement charges in 2013 related to the closure of the Company's manufacturing facility in St. Thomas. The lower expected return from plan assets for 2014, compared to 2013, was due to the impact of a 75 basis point reduction in the expected rate of return on pension plan assets. The lower amortization of net actuarial losses was primarily due to a 100 basis point reduction in the discount rate used to measure the defined benefit pension obligation from 4.0% at December 31, 2012 to 5.02% at December 31, 2013. The discount rate used to remeasure the defined benefit pension obligation as a result of the spinoff of TimkenSteel at April 30, 2014 was 4.68% also resulted in lower amortization compared to 2013. Net actuarial losses are amortized over the average remaining service period of participants in the defined benefit pension plans.

In 2015, the Company expects net periodic benefit cost to increase to approximately $273 million for defined benefit pension plans. The expected increase is primarily due to higher pension settlement charges and a lower expected rate of return on plan assets, partially offset by lower amortization of net actuarial losses and lower interest cost. Pension settlement charges are expected to increase approximately $210 million. The Company entered into an agreement on January 22, 2015 pursuant to which the Plan purchased a group annuity contract from Prudential to transfer approximately $600 million of its pension obligations related to one of its U.S. defined benefit pension plans. This is expected to result in a pension settlement charge of approximately $220 million. The lower expected return from plan assets for 2015 is primarily due to a 125 basis point reduction in the expected return on pension assets for 2014. The decrease in the expected rate of return is due to the Company's move to a higher level of debt securities, offset by a lower level of equity securities to maintain its overfunded status on U.S. pension plans.

Interest cost is expected to decrease in 2015, compared to 2014, primarily due to a decrease in the Company's discount rate used for expense purposes from 5.02% for the first four months of 2014 and 4.68% for the last eight months of 2014 compared to 4.20% for 2015. Amortization of net actuarial losses is expected to decrease as a result of the impact of pension settlement charges that were recorded in 2014 and will be recorded in 2015, as well as favorable asset returns over the last several years, partially offset by a reduction in the discount rate to measure the pension obligation from 4.68% at April 30, 2014 (the measurement date for the spinoff of the defined benefit pension plans related to TimkenSteel) to 4.20% at December 31, 2014 and the adoption of the new RP-2014 mortality tables. The weighted-average amortization period for the Company's global defined pension plans is approximately 11 years.

The Company expects to contribute approximately $15 million to its defined benefit pension plans in 2015 compared to $21.1 million in 2014.

The following table below presents a reconciliation of the cumulative net actuarial losses at December 31, 2009 and the cumulative net actuarial losses at December 31, 2014:

Net actuarial losses at December 31, 2009		$1,072.3

Plus/minus actuarial (gains) and losses recognized:
Net actuarial gains recognized in 2010	$(51.1)
Net actuarial losses recognized in 2011	404.6
Net actuarial losses recognized in 2012	263.1
Net actuarial gains recognized in 2013	(376.3)
Net actuarial losses recognized in 2014	161.2
		401.5
Minus amortization of net actuarial losses:
Amortization of net actuarial losses in 2010	$(51.9)
Amortization of net actuarial losses in 2011	(56.0)
Amortization of net actuarial losses in 2012	(83.3)
Amortization of net actuarial losses in 2013	(116.8)
Amortization of net actuarial losses in 2014	(60.9)
		(368.9)
Curtailment loss recognized in 2012		(9.5)
Settlement loss recognized in 2013		(7.2)
Settlement loss recognized in 2014		(33.5)
Spinoff of TimkenSteel		(347.4)
Foreign currency impact		(8.5)
Net actuarial losses at December 31, 2014		$698.8

During the period between December 31, 2009 and December 31, 2014, the Company recognized net actuarial losses totaling $401.5 million for defined benefit pension plans. These actuarial losses primarily occurred in 2011, 2012 and 2014, offset by gains in 2010 and 2013. In 2011, the net actuarial loss of $404.6 million was primarily due to a 75 basis point reduction in the Company's discount rate used to measure its defined benefit pension obligation. The change in the discount rate accounted for $234.1 million of the net actuarial loss. The remaining portion of the net actuarial loss for 2011 was due to lower than expected asset returns of $100.4 million and other changes in actuarial assumptions of $70.1 million.

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

In 2014, the net actuarial loss of $161.2 million was primarily due to a 82 basis point reduction in the Company's discount rate used to measure its defined benefit pension obligation, as well as the impact of adopting the new RP-2014 mortality tables for pension obligations. The change in the discount rate accounted for approximately $226 million of the net actuarial loss, and the change due to the adoption of the new RP-2014 mortality tables accounted for approximately $59 million. Net actuarial losses as a result of the discount rate and the adoption of the new mortality tables were partially offset by higher than expected asset returns of approximately $117 million (a net asset gain of $292.7 million on actual assets in 2014, or positive 11.2% on pension plan assets of $2.1 billion, compared to an expected return of $175.7 million, or 7.25%, in 2014). The remaining portion of the net actuarial loss for 2014 was due to other changes in actuarial assumptions.

In 2013, the net actuarial gain of $376.3 million was primarily due to a 102 basis point increase in the Company's discount rate used to measure its defined benefit pension obligation. The change in the discount rate accounted for approximately $320 million of the net actuarial gain. In addition to the change in the discount rate, higher than expected asset returns of approximately $100 million (a net asset gain of $334.0 million on actual assets in 2013, or positive 10.8% on pension plan assets of $3.3 billion, compared to an expected return of $232.0 million, or 8.0%, in 2013). The remaining portion of the net actuarial gain for 2013 was due to other changes in actuarial assumptions. The impact of these net actuarial losses for defined benefit pension plans, as well as net actuarial losses related to postretirement benefit plans and net prior service costs for defined benefit pension and postretirement plans, has increased total equity by $102.4 million after tax for the period between December 31, 2009 and December 31, 2014.

During this same time period, the Company contributed a total of $988.7 million to its global defined benefit pension plans, of which approximately $910.7 million was discretionary. As discussed above, the Company expects to contribute approximately $15 million to its global defined benefit pension plans in 2014. Despite the net actuarial losses recorded for the period between December 31, 2009 and December 31, 2014, only approximately $21 million of contributions was required in 2014. The contributions over the last five years, as well as favorable returns on pension assets, has contributed to the Company's U.S. defined benefit pension plans being overfunded and a lower requirement for the Company to contribute to its defined benefit pension plans. However, the effect of actuarial losses on future earnings and operating cash flow, as well as the impact from the lower interest rate to measure the Company's pension obligations is expected to be favorable in 2015, compared to 2014.

For expense purposes in 2014, the Company applied a discount rate of 5.02% for the first four months of 2014, and a discount rate of 4.68% for the last eight months of 2014 to its U.S. defined benefit pension plans as a result of a remeasurement of the U.S. defined benefit pension plans due to the spinoff of the plans related to TimkenSteel. For expense purposes for 2015, the Company has applied a discount rate of 4.20% for the defined benefit pension plans. For expense purposes in 2014, the Company applied an expected rate of return of 7.25% for the Company’s U.S. pension plan assets. For expense purposes in 2015, the Company will apply an expected rate of return on plan assets of 6.00%. The reduction in expected rate of return on plan assets is due to the Company's move to a higher level of debt securities offset by a lower level of equity securities to maintain its overfunded status on U.S. pension plans.

The following table presents the sensitivity of the Company's U.S. projected pension benefit obligation (PBO), total equity and 2015 expense to the indicated increase/decrease in key assumptions:

		+ / - Change at December 31, 2015
	Change	PBO	Equity	2014 Expense
Assumption:
Discount rate	+/- 0.25%	$48.4	$48.4	$3.0
Actual return on plan assets	+/- 0.25%	N/A	4.4	0.2
Expected return on assets	+/- 0.25%	N/A	N/A	4.1

In the table above, a 25 basis point decrease in the discount rate will increase the PBO by $48.4 million and decrease total equity by $48.4 million. The change in equity in the table above is reflected on a pre-tax basis. Defined benefit pension plans in the United States represent 80% of the Company's benefit obligation and 84% of the fair value of the Company's plan assets at December 31, 2014. The Company uses a combined U.S. federal and state statutory rate of approximately 37% to calculate the after tax impact on equity for U.S. plans.  The Company uses the local statutory tax rate in effect to calculate the after tax impact on equity for all remaining non-U.S. plans.  For some non-U.S. plans, a valuation allowance has been recorded against the tax benefits recorded in equity and, therefore, no tax benefits are recognized on an after tax basis.

Postretirement Benefit Plans:
The Company recognized net periodic benefit cost of $7.4 million in 2014 for postretirement benefit plans, excluding the steel business spun off on June 30, 2014, compared to $9.2 million in 2013. The decrease was primarily due to lower amortization of actuarial losses. The lower amortization of net actuarial losses was primarily due to a 79 basis point increase in the discount rate used to measure the defined benefit pension obligation from 3.80% at December 31, 2012 to 4.59% at December 31, 2013. The discount rate used to remeasure the defined benefit pension obligation as a result of the Spinoff at April 30, 2014 was 4.33% also resulted in lower amortization compared to 2013.

In 2015, the Company expects net periodic benefit cost to decrease to approximately $5 million for postretirement benefit plans. The expected decrease is primarily due to lower interest cost of approximately $1 million and a higher expected rate of return of approximately $1 million. The lower expected interest cost for 2014 is primarily due to a 64 basis point decrease in the Company's discount rate for expense purposes from 4.59% for 2014 to 3.95% for 2015. The higher expected return from plan assets for 2015 is primarily due to a 125 basis point increase in the expected return on pension assets for 2015.

For expense purposes in 2014, the Company applied a discount rate of 4.59% for the first four months of 2014, and a discount rate of 4.33% for the last eight months of 2014 to its postretirement benefit plans. For expense purposes in 2015, the Company will apply a discount rate of 3.95% to its postretirement benefit plans. For expense purposes in 2014, the Company applied an expected rate of return of 5.00% to the Voluntary Employee Beneficiary Association (VEBA) trust assets. For expense purposes in 2015, the Company will apply an expected rate of return of 6.25% to the VEBA trust assets.

The following table presents the sensitivity of the Company's accumulated other postretirement benefit obligation (ABO), total equity and 2015 expense to the indicated increase/decrease in key assumptions:

		+ / - Change at December 31, 2015
	Change	ABO	Equity	2014 Expense
Assumption:
Discount rate	+/- 0.25%	$5.8	$5.8	$0.4
Actual return on plan assets	+/- 0.25%	N/A	0.3	—
Expected return on assets	+/- 0.25%	N/A	N/A	0.3

In the table above, a 25 basis point decrease in the discount rate will increase the ABO by $5.8 million and decrease equity by $5.8 million. The change in total equity in the table above is reflected on a pre-tax basis.

For measurement purposes for postretirement benefits, the Company assumed a weighted-average annual rate of increase in per capita cost (health care cost trend rate) for medical and prescription drug benefits of 7.0% for 2015, declining steadily for the next eight years to 5.0%; and 9.0% for HMO benefits for 2015, declining gradually for the next 16 years to 5.0%.  The assumed health care cost trend rate may have a significant effect on the amounts reported.  A one percentage point increase in the assumed health care cost trend rate would have increased the 2014 total service and interest cost components by $0.4 million and would have increased the postretirement obligation by $7.6 million.  A one percentage point decrease would provide corresponding reductions of $0.3 million and $6.7 million, respectively.

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

OTHER DISCLOSURES:

Capital Expenditures:
The Company made capital expenditures of $126.8 million and $133.6 million in the years ended December 31, 2014 and December 31, 2013, respectively. These capital expenditures support on-going business needs, including facility maintenance, organic growth, continuous improvement and other business initiatives. The Company invested in the construction of a new building connected to its technology center in North Canton, Ohio, to serve as the Company’s world headquarters subsequent to the Spinoff. The new building was completed in 2014, and the total cost was approximately $67 million.

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

The Company recognized a foreign currency exchange loss of $9.9 million, $9.1 million and $6.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. For the year ended December 31, 2014, the Company recorded a negative non-cash foreign currency translation adjustment of $41.3 million that decreased shareholders’ equity, compared to a negative non-cash foreign currency translation adjustment of $11.5 million that decreased shareholders’ equity for the year ended December 31, 2013. The foreign currency translation adjustments for the year ended December 31, 2014 were negatively impacted by the strengthening of the U.S. dollar relative to most other currencies.

Trade Law Enforcement:
The U.S. government has an antidumping duty order in effect covering tapered roller bearings from China.  The Company is a producer of these bearings, as well as ball bearings and other bearing types, in the United States.  In 2012, the U.S. government extended this order for an additional five years.  Antidumping duty orders covering ball bearings from Japan and the United Kingdom were sunset, as expected, by the U.S. Department of Commerce in March 2014, retroactive to September 2011.

Quarterly Dividend:
On February 14, 2015, the Company’s Board of Directors declared a quarterly cash dividend of $0.25 per common share. The quarterly dividend will be paid on March 6, 2015 to shareholders of record as of February 23, 2015. This will be the 371st consecutive dividend paid on the common shares of the Company.

Forward-Looking Statements
Certain statements set forth in this Annual Report on Form 10-K and in the Company’s 2014 Annual Report to Shareholders (including the Company’s forecasts, beliefs and expectations) that are not historical in nature are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management’s Discussion and Analysis on pages 20 through 47 contains numerous forward-looking statements. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “outlook,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. The Company cautions readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of the Company due to a variety of factors, such as:

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

(g)
changes in worldwide financial markets, including availability of financing and interest rates, which affect: the Company’s cost of funds and/or ability to raise capital; and customer demand and the ability of customers to obtain financing to purchase the Company’s products or equipment that contain the Company’s products;

(h)	the impact on the Company's pension obligations due to changes in interest rates, investment performance and other tactics designed to reduce risk;

(i)	retention of CDSOA distributions;

(j)	the Company's ability to realize the benefits of the Spinoff and avoid possible indemnification liabilities entered into with TimkenSteel in connection with the Spinoff;

(k)	the taxable nature of the Spinoff; and

(l)	those items identified under Item 1A. Risk Factors on pages 7 through 14.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk:
Changes in short-term interest rates related to several separate funding sources impact the Company’s earnings. These sources are borrowings under the Asset Securitization Agreement, borrowings under the Senior Credit Facility and short-term bank borrowings by its international subsidiaries. If the market rates for short-term borrowings increased by one-percentage-point around the globe, the impact would be an increase in interest expense of $0.1 million annually, with a corresponding decrease in income from continuing operations before income taxes of the same amount. This amount was determined by considering the impact of hypothetical interest rates on the Company’s borrowing cost and year-end debt balances by category.

Foreign Currency Exchange Rate Risk:
Fluctuations in the value of the U.S. dollar compared to foreign currencies, including the Euro, also impact the Company’s earnings. The greatest risk relates to products shipped between the Company’s European operations and the United States. Foreign currency forward contracts are used to hedge a portion of these intercompany transactions. Additionally, hedges are used to cover third-party purchases of product and equipment. As of December 31, 2014, there were $194.1 million of hedges in place. A uniform 10% weakening of the U.S. dollar against all currencies would have resulted in a charge of $16.6 million related to these hedges, which would have partially offset the otherwise favorable impact of the underlying currency fluctuation. In addition to the direct impact of the hedged amounts, changes in exchange rates also affect the volume of sales or foreign currency sales price as competitors’ products become more or less attractive.

Commodity Price Risk:
In the ordinary course of business, the Company is exposed to market risk with respect to commodity price fluctuations, primarily related to our purchases of raw materials and energy, principally steel and natural gas. Whenever possible, the Company manages its exposure to commodity risks primarily through the use of supplier pricing agreements that enable the Company to establish the purchase prices for certain inputs that are used in our manufacturing and distribution business.

Item 8. Financial Statements and Supplementary Data
Consolidated Statements of Income

	Year Ended December 31,
	2014	2013	2012
(Dollars in millions, except per share data)
Net sales	$3,076.2	$3,035.4	$3,359.5
Cost of products sold	2,178.2	2,167.0	2,331.5
Gross Profit	898.0	868.4	1,028.0
Selling, general and administrative expenses	542.5	546.6	554.5
Impairment and restructuring charges	113.4	8.7	29.5
Pension settlement charges	33.7	7.2	—
Operating Income	208.4	305.9	444.0
Interest expense	(28.7)	(24.4)	(31.1)
Interest income	4.4	1.9	2.9
Gain on sale of real estate	22.6	5.4	—
Continued Dumping and Subsidy Offset Act (expenses) receipts, net	(2.3)	(2.8)	108.0
Other (expense) income, net	(0.4)	4.1	(6.0)
Income From Continuing Operations Before Income Taxes	204.0	290.1	517.8
Provision for income taxes	54.7	114.6	186.3
Income From Continuing Operations	149.3	175.5	331.5
Income from discontinued operations, net of income taxes	24.0	87.5	164.4
Net Income	173.3	263.0	495.9
Less: Net income attributable to noncontrolling interest	2.5	0.3	0.4
Net Income Attributable to The Timken Company	$170.8	$262.7	$495.5

Amounts Attributable to The Timken Company's Common Shareholders:
Income from continuing operations, net of income taxes	$146.8	$175.2	$331.1
Income from discontinued operations, net of income taxes	24.0	87.5	164.4
Net Income Attributable to The Timken Company	$170.8	$262.7	$495.5

Net Income per Common Share Attributable to The Timken Company Common Shareholders
Earnings per share - continuing operations	$1.62	$1.84	$3.41
Earnings per share - discontinued operations	0.27	0.92	1.70
Basic earnings per share	$1.89	$2.76	$5.11

Diluted earnings per share - continuing operations	$1.61	$1.82	$3.38
Diluted earnings per share - discontinued operations	0.26	0.92	1.69
Diluted earnings per share	$1.87	$2.74	$5.07

Dividends per share	$1.00	$0.92	$0.92
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2014	2013	2012
(Dollars in millions)
Net Income	$173.3	$263.0	$495.9
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(41.8)	(19.0)	10.5
Unrealized loss on marketable securities	—	—	(0.8)
Pension and postretirement liability adjustment	(43.1)	398.3	(133.2)
Change in fair value of derivative financial instruments	(0.4)	0.3	(0.4)
Other comprehensive (loss) income, net of tax	(85.3)	379.6	(123.9)
Comprehensive Income, net of tax	88.0	642.6	372.0
Less: comprehensive income (loss) attributable to noncontrolling interest	2.0	(7.2)	0.2
Comprehensive Income Attributable to The Timken Company	$86.0	$649.8	$371.8
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	December 31,
	2014	2013
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$278.8	$384.6
Restricted cash	15.3	15.1
Accounts receivable, less allowances (2014 - $13.7 million; 2013 - $10.1 million)	475.7	444.0
Inventories, net	585.5	582.6
Deferred income taxes	49.9	56.2
Deferred charges and prepaid expenses	25.2	26.8
Other current assets	51.5	61.7
Current assets, discontinued operations	—	366.5
Total Current Assets	1,481.9	1,937.5
Property, Plant and Equipment, Net	780.5	855.8
Other Assets
Goodwill	259.5	346.1
Non-current pension assets	176.2	223.5
Other intangible assets	239.8	207.4
Other non-current assets	63.5	58.4
Non-current assets, discontinued operations	—	849.2
Total Other Assets	739.0	1,684.6
Total Assets	$3,001.4	$4,477.9
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$7.4	$18.6
Current portion of long-term debt	0.6	250.7
Accounts payable, trade	143.9	139.9
Salaries, wages and benefits	146.7	131.1
Income taxes payable	80.2	106.7
Other current liabilities	155.0	180.8
Current liabilities, discontinued operations	—	152.3
Total Current Liabilities	533.8	980.1
Non-Current Liabilities
Long-term debt	522.1	176.4
Accrued pension cost	165.9	159.0
Accrued postretirement benefits cost	141.8	138.3
Deferred income taxes	4.1	82.9
Other non-current liabilities	44.6	55.9
Non-current liabilities, discontinued operations	—	236.7
Total Non-Current Liabilities	878.5	849.2
Shareholders’ Equity
Class I and II Serial Preferred Stock without par value:
Authorized - 10,000,000 shares each class, none issued	—	—
Common stock without par value:
Authorized - 200,000,000 shares
Issued (including shares in treasury) (2014 - 98,375,135; 2013 - 98,375,135 shares)
Stated capital	53.1	53.1
Other paid-in capital	899.4	896.4
Earnings invested in the business	1,615.4	2,586.4
Accumulated other comprehensive loss	(482.5)	(626.1)
Treasury shares at cost (2014 - 9,783,375; 2013 - 5,252,441 shares)	(509.2)	(273.2)
Total Shareholders’ Equity	1,576.2	2,636.6
Noncontrolling interest	12.9	12.0
Total Equity	1,589.1	2,648.6
Total Liabilities and Equity	$3,001.4	$4,477.9
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2013	2012
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income attributable to The Timken Company	$170.8	$262.7	$495.5
Net income from discontinued operations	(24.0)	(87.5)	(164.4)
Net income attributable to noncontrolling interest	2.5	0.3	0.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	137.0	142.4	149.6
Impairment charges	98.9	0.1	6.6
(Gain) loss on sale of assets	(20.2)	(1.1)	5.2
Deferred income tax (benefit) provision	(53.3)	(33.0)	91.6
Stock-based compensation expense	21.8	16.3	15.9
Excess tax benefits related to stock-based compensation	(7.1)	(10.9)	(9.9)
Pension and other postretirement expense	62.0	55.1	63.5
Pension and other postretirement benefit contributions	(49.9)	(93.4)	(341.1)
Changes in operating assets and liabilities:
Accounts receivable	(48.3)	(4.6)	8.3
Inventories	(26.8)	34.6	57.6
Accounts payable, trade	8.0	0.9	(36.0)
Other accrued expenses	2.2	(39.6)	(36.8)
Income taxes	(15.3)	67.5	53.3
Other, net	23.2	(17.0)	28.1
Net Cash Provided by Operating Activities - continuing operations	281.5	292.8	387.4
Net Cash Provided by Operating Activities - discontinued operations	25.5	137.2	236.7
Net Cash Provided by Operating Activities	307.0	430.0	624.1
Investing Activities
Capital expenditures	(126.8)	(133.6)	(118.3)
Acquisitions, net of cash acquired of $0.4 million in 2013	(21.7)	(64.2)	(20.7)
Proceeds from disposals of property, plant and equipment	25.9	7.1	1.8
Investments in short-term marketable securities, net	4.9	5.5	14.3
Other	—	1.1	4.0
Net Cash Used by Investing Activities - continuing operations	(117.7)	(184.1)	(118.9)
Net Cash Used by Investing Activities - discontinued operations	(77.0)	(191.9)	(178.8)
Net Cash Used by Investing Activities	(194.7)	(376.0)	(297.7)
Financing Activities
Cash dividends paid to shareholders	(90.3)	(87.5)	(89.0)
Purchase of treasury shares	(270.9)	(189.2)	(112.3)
Proceeds from exercise of stock options	16.8	13.1	13.8
Excess tax benefits related to stock-based compensation	7.1	10.9	9.9
Proceeds from issuance of long-term debt	346.2	1.9	—
Deferred financing costs	(3.2)	—	—
Accounts receivable securitization financing borrowings	90.0	—	—
Accounts receivable securitization financing payments	(90.0)	—	—
Payments on long-term debt	(250.7)	(9.9)	(18.4)
Short-term debt activity, net	(9.8)	4.8	(7.7)
Cash transferred to TimkenSteel Corporation	(46.5)	—	—
Other	(0.9)	6.6	3.6
Net Cash Used by Financing Activities - continuing operations	(302.2)	(249.3)	(200.1)
Net Cash Provided (Used) by Financing Activities - discontinued operations	100.0	—	(8.5)
Net Cash Used by Financing Activities	(202.2)	(249.3)	(208.6)
Effect of exchange rate changes on cash	(15.9)	(6.5)	3.8
(Decrease) Increase In Cash and Cash Equivalents	(105.8)	(201.8)	121.6
Cash and cash equivalents at beginning of year	384.6	586.4	464.8
Cash and Cash Equivalents at End of Year	$278.8	$384.6	$586.4
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Earnings Invested in the Business	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- controlling Interest
(Dollars in millions, except per share data)
Year Ended December 31, 2012
Balance at January 1, 2012	$2,042.5	$53.1	$889.2	$2,004.7	$(889.5)	$(29.2)	$14.2
Net income	495.9			495.5			0.4
Foreign currency translation adjustments	10.5				10.5
Pension and postretirement liability adjustment (net of income tax of $55.3 million)	(133.2)				(133.2)
Unrealized loss on marketable securities	(0.8)				(0.6)		(0.2)
Change in fair value of derivative financial instruments, net of reclassifications	(0.4)				(0.4)
Dividends – $0.92 per share	(89.0)			(89.0)
Excess tax benefit from stock compensation	9.9		9.9
Stock-based compensation expense	18.0		18.0
Stock purchased at cost	(112.3)					(112.3)
Stock option exercise activity	13.4		(21.9)			35.3
Restricted shares (issued) surrendered	0.2		(3.8)			4.0
Shares surrendered for taxes	(8.1)					(8.1)
Balance at December 31, 2012	$2,246.6	$53.1	$891.4	$2,411.2	$(1,013.2)	$(110.3)	$14.4
Year Ended December 31, 2013
Net income	263.0			262.7			0.3
Foreign currency translation adjustments	(19.0)				(11.5)		(7.5)
Pension and postretirement liability adjustment (net of income tax of $226.5 million)	398.3				398.3
Change in fair value of derivative financial instruments, net of reclassifications	0.3				0.3
Change in ownership of noncontrolling interest	8.9		1.3				7.6
Dividends declared to noncontrolling interest	(2.8)						(2.8)
Dividends – $0.92 per share	(87.5)			(87.5)
Excess tax benefit from stock compensation	10.9		10.9
Stock-based compensation expense	18.6		18.6
Stock purchased at cost	(189.2)					(189.2)
Stock option exercise activity	7.8		(22.0)			29.8
Restricted shares (issued) surrendered	1.0		(3.8)			4.8
Shares surrendered for taxes	(8.3)					(8.3)
Balance at December 31, 2013	$2,648.6	$53.1	$896.4	$2,586.4	$(626.1)	$(273.2)	$12.0
Year Ended December 31, 2014
Net income	173.3			170.8			2.5
Foreign currency translation adjustments	(41.8)				(41.3)		(0.5)
Pension and postretirement liability adjustment (net of income tax of $23.9 million)	(43.1)				(43.1)
Change in fair value of derivative financial instruments, net of reclassifications	(0.4)				(0.4)
Dividends declared to noncontrolling interest	(1.1)						(1.1)
Dividends – $1.00 per share	(90.3)			(90.3)
Distribution of TimkenSteel	(823.1)			(1,051.5)	228.4
Excess tax benefit from stock compensation	7.1		7.1
Stock-based compensation expense	23.9		23.9
Stock purchased at cost	(270.9)					(270.9)
Stock option exercise activity	16.7		(23.8)			40.5
Restricted shares (issued) surrendered	0.9		(4.2)			5.1
Shares surrendered for taxes	(10.7)					(10.7)
Balance at December 31, 2014	$1,589.1	$53.1	$899.4	$1,615.4	$(482.5)	$(509.2)	$12.9
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

The Company recognizes a portion of its revenues on the percentage-of-completion method measured on the cost-to-cost basis. In 2014 and 2013, the Company recognized approximately $50 million and $55 million, respectively, in net sales under the percentage-of-completion method.

Cash Equivalents:
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash:
Cash of $15.3 million and $15.1 million at December 31, 2014 and 2013, respectively, was restricted for use for workers compensation claims.

Allowance for Doubtful Accounts:
The Company maintains an allowance for doubtful accounts, which represents an estimate of the losses expected from the accounts receivable portfolio, to reduce accounts receivable to their net realizable value. The allowance is based upon historical trends in collections and write-offs, management’s judgment of the probability of collecting accounts and management’s evaluation of business risk. The Company extends credit to customers satisfying pre-defined credit criteria. The Company believes it has limited concentration of credit risk due to the diversity of its customer base.

Inventories:
Inventories are valued at the lower of cost or market. The majority of domestic inventories are valued by the LIFO method and the balance of the Company's inventories is valued by the FIFO method.

Investments:
Short-term investments are investments with maturities between four months and one year and are valued at amortized cost, which approximates fair value. The Company held short-term investments as of December 31, 2014 and 2013 with a fair value and cost basis of $8.4 million and $13.9 million, respectively, which were included in other current assets on the Consolidated Balance Sheets.

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

Note 1 - Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets:
Intangible assets subject to amortization are amortized on a straight-line method over their legal or estimated useful lives, with useful lives ranging from one to 20 years. Goodwill and indefinite-lived intangible assets not subject to amortization are tested for impairment at least annually. The Company performs its annual impairment test as of October 1, after the annual forecasting process is completed. Furthermore, goodwill and indefinite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable in accordance with accounting rules related to goodwill and other intangible assets.

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

Income Taxes:
The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and tax credit carryforwards. The Company recognizes valuation allowances against deferred tax assets by tax jurisdiction when it is more likely than not that such assets will not be realized. Accruals for uncertain tax positions are provided for in accordance with ASC 740-10. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.

Foreign Currency:
Assets and liabilities of subsidiaries, other than those located in highly inflationary countries, are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the year. The related translation adjustments are reflected as a separate component of accumulated other comprehensive loss. Gains and losses resulting from foreign currency transactions and the translation of financial statements of subsidiaries in highly inflationary countries are included in the Consolidated Statements of Income. The Company realized foreign currency exchange losses of $9.9 million, $9.1 million and $6.5 million in 2014, 2013 and 2012, respectively.

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

Note 1 - Significant Accounting Policies (continued)

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

Recent Accounting Pronouncements:
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill a contract. This new accounting guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the impact of adopting ASU 2014-09 on the Company's results of operations or financial condition.

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)." ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. ASU 2014-08 also requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The Company is currently evaluating the impact of adopting ASU 2014-08 on the Company's results of operations or financial condition.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU 2013-11 clarifies guidance and eliminates diversity in practice on the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists at the reporting date. This accounting guidance is effective for the Company for annual and interim reporting periods beginning after December 15, 2013. The adoption of this accounting guidance did not have a material impact on the Company's results of operations or financial condition.
Use of Estimates:
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates and assumptions are reviewed and updated regularly to reflect recent experience.

Note 1 - Significant Accounting Policies (continued)

Reclassifications:
Certain amounts reported in the 2013 Consolidated Financial Statements for amounts related to the Company's former steel business have been reclassified to discontinued operations to reflect the Spinoff. In addition, certain amounts reported in the 2013 Consolidated Financial Statements for segment results have been reclassified to conform to the new segment presentation.

Note 2 - Spinoff Transaction

On June 30, 2014, the Company completed the separation of its steel business through the Spinoff, creating a new independent publicly traded company, TimkenSteel. The Company's Board of Directors declared a distribution of all outstanding common shares of TimkenSteel through a dividend. At the close of business on June 30, 2014, the Company's shareholders received one common share of TimkenSteel for every two common shares of the Company they held as of the close of business on June 23, 2014.

In connection with the Spinoff, the Company and TimkenSteel entered into certain transitional relationships, including a commercial supply agreement for TimkenSteel to supply the Company with certain steel products and other relationships described in the section of this Annual Report on Form 10-K titled "Risks Relating to the Spinoff of TimkenSteel."

The operating results, net of tax, included one-time transaction costs of approximately $57 million and $13 million for 2014 and 2013, respectively, in connection with the separation of the two companies. These costs consisted of consulting and professional fees associated with preparing for and executing the Spinoff, as well as lease cancellation fees. In addition to the one time transaction costs, the Company incurred approximately $15 million of capital expenditures related to the Spinoff.

The following table presents the results of operations for TimkenSteel that have been reclassified to discontinued operations for all periods presented:

	Year Ended December 31,
	2014	2013	2012
Net Sales	$786.2	$1,305.8	$1,627.5
Cost of goods sold	642.0	1,082.2	1,289.2
Gross profit	144.2	223.6	338.3
Selling, administrative and general expenses	46.4	80.5	89.4
Separation costs	57.1	13.0	—
Interest expense, net	0.8	—	—
Other (income) expense, net	(0.1)	3.0	0.7
Income before income taxes	40.0	127.1	248.2
Income tax expense	16.0	39.6	83.8
Income from discontinued operations	$24.0	$87.5	$164.4

Note 2 - Spinoff Transaction (continued)

The following table presents the carrying value of assets and liabilities immediately preceding the Spinoff on June 30, 2014.

2014
ASSETS
Cash and cash equivalents	$46.5
Accounts receivable, net	178.9
Inventories, net	238.2
Deferred income taxes	20.2
Other current assets	4.0
Property, plant, and equipment, net	751.6
Goodwill	12.6
Non-current pension assets	83.5
Other intangible assets	11.2
Other non-current assets	2.6
Total assets, discontinued operations	$1,349.3
LIABILITIES
Accounts payable, trade	$132.8
Salaries, wages and benefits	52.0
Income taxes payable	0.1
Other current liabilities	15.9
Long-term debt	130.2
Accrued pension cost	24.5
Accrued postretirement benefits cost	68.3
Deferred income taxes	91.7
Other non-current liabilities	10.7
Total liabilities, discontinued operations	$526.2

Note 2 - Spinoff Transaction (continued)

The following table presents the carrying value of assets and liabilities for the steel business at December 31, 2013.

2013
ASSETS
Cash and cash equivalents	$—
Accounts receivable, net	122.7
Inventories, net	227.3
Deferred income taxes	13.6
Other current assets	2.9
Property, plant, and equipment, net	702.2
Goodwill	12.6
Non-current pension assets	119.1
Other intangible assets	11.7
Other non-current assets	3.6
Total assets, discontinued operations	$1,215.7
LIABILITIES
Accounts payable, trade	$82.6
Salaries, wages and benefits	52.0
Income taxes payable	0.4
Other current liabilities	17.3
Long-term debt	30.2
Accrued pension cost	20.0
Accrued postretirement benefits cost	95.7
Deferred income taxes	84.1
Other non-current liabilities	6.7
Total liabilities, discontinued operations	$389.0

Note 3 - Acquisitions and Divestitures

Acquisitions:

On November 30, 2014, the Company completed the acquisition of the assets of Revolvo, a specialty bearing company based in Dudley, U.K., for $9.7 million. Revolvo makes and markets ball and roller bearings for industrial applications in process and heavy industries. Revolvo's split roller bearing housed units are widely used by mining, power generation, food and beverage, pulp and paper, metals, cement, marine and waste-water end users. Revolvo had full-year 2014 sales of approximately $9 million. The Company reported the results for Revolvo in the Process Industries segment.

On April 28, 2014, the Company completed the acquisition of assets from Schulz for $12.0 million in cash. Schulz provides electric motor and generator repairs, motor rewinds, custom controls and panels, systems integration, pump services, machine rebuilds, hydro services and diagnostics for a broad range of commercial and industrial applications. Schulz serves customers nationwide in the commercial nuclear power market sector, as well as regionally in the hydro and fossil fuel market sectors, water management, paper and general manufacturing sectors in the New England and Mid-Atlantic regions. Based in New Haven, Connecticut, Schulz employs 125 associates and had 2013 sales of approximately $18 million. The Company reported the results for Schulz in the Process Industries segment.

On May 13, 2013, the Company completed the acquisition of Standard Machine, which provides new gearboxes, gearbox service and repair, open gearing, large gear fabrication, machining and field technical services to end users in Canada and the western United States, for $37.0 million in cash, including cash acquired of approximately $0.1 million that was subject to a post-closing indebtedness adjustment. Based in Saskatoon, Saskatchewan, Canada, Standard Machine employs 125 people and serves a wide variety of industrial sectors including mining, oil and gas, and pulp and paper. The results of operations of Standard Machine were included in the Company's Consolidated Statements of Income for the period subsequent to the effective date of the acquisition and are reported in the Process Industries segment.

On April 11, 2013, the Company completed the acquisition of substantially all of the assets of Smith Services, an electric motor repair specialist, for $13.2 million. Based in Princeton, West Virginia, Smith Services employs approximately 140 people. The results of operations of Smith Services were included in the Company's Consolidated Statements of Income for the period subsequent to the effective date of the acquisition and are reported in the Process Industries segment.

On March 11, 2013, the Company completed the acquisition of Interlube, which makes and markets automated lubrication delivery systems and related components to end market sectors including commercial vehicles, construction, mining, and heavy and general industries, for $14.5 million, including cash acquired of approximately $0.3 million, that was subject to a post-closing indebtedness adjustment. Based in Plymouth, U.K., Interlube employs about 90 people. The results of operations of Interlube were included in the Company's Consolidated Statements of Income for the period subsequent to the effective date of the acquisition and are reported in the Mobile Industries segment.

On December 31, 2012, the Company completed the acquisition of the assets of Wazee, a leading regional provider of motor, generator, wind turbine and industrial crane services to diverse end-markets including oil and gas, wind, agriculture, material handling and construction, for $20.1 million in cash. Based in Denver, Colorado, Wazee employs over 100 people. The results of operations of Wazee were included in the Company's Consolidated Statements of Income for the period subsequent to the effective date of the acquisition and are reported in the Process Industries segment. In addition to the Wazee acquisition, the Company purchased the remaining interest in its joint venture in Curitiba, Brazil.

Pro forma results of these operations have not been presented because the effects of the acquisitions were not significant to the Company’s income from operations or total assets in 2014, 2013 or 2012, respectively.

Note 3 – Acquisitions and Divestitures (continued)

The purchase price allocations, net of cash acquired, and any subsequent purchase price adjustments for acquisitions in 2014, 2013 and 2012 are presented below:

	2014	2013	2012
Assets:
Accounts receivable, net	$5.0	$10.6	$4.7
Inventories, net	5.5	12.7	2.3
Other current assets	0.2	0.4	0.3
Property, plant and equipment, net	2.9	19.5	3.0
Goodwill	3.3	18.1	7.1
Other intangible assets	8.3	13.0	7.7
Total assets acquired	$25.2	$74.3	$25.1
Liabilities:
Accounts payable, trade	$2.3	$3.3	$2.3
Salaries, wages and benefits	—	1.4	0.3
Other current liabilities	0.7	0.9	1.8
Other non-current liabilities	0.5	4.5	—
Total liabilities assumed	$3.5	$10.1	$4.4
Net assets acquired	$21.7	$64.2	$20.7

The amounts for 2014 in the table above represent the preliminary purchase price allocation for current year acquisitions.

The following table summarizes the preliminary purchase price allocation for identifiable intangible assets acquired in 2014:

	Purchase Price Allocation
		Weighted- Average Life
Trade name	$1.0	6 years
Technology / Know-how	4.1	17 years
All customer relationships	3.0	16 years
Non-compete agreements	0.2	5 years
Total intangible assets	$8.3

The following table summarizes the final purchase price allocation for identifiable intangible assets acquired in 2013:

	Purchase Price Allocation
		Weighted- Average Life
Trade name	$1.1	13 years
Technology / Know-how	5.2	18 years
All customer relationships	6.4	20 years
Non-compete agreements	0.3	4 years
Total intangible assets	$13.0

Divestitures:
On December 31, 2012, the Company completed the sale of its interest in Advanced Green Components, LLC (AGC) to Machinery Tec Masters Corporation. The Company received $2.2 million in cash proceeds for AGC. The Company recognized a pretax loss on divestiture of $2.0 million, and the loss was reflected in other (expense) income, net in the Consolidated Statement of Income.

Note 4 - Earnings Per Share

The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the years ended December 31:

	2014	2013	2012
Numerator:
Net income from continuing operations attributable to The Timken Company	$146.8	$175.2	$331.1
Less: undistributed earnings allocated to nonvested stock	—	(0.2)	(1.5)
Net income from continuing operations available to common shareholders for basic earnings per share and diluted earnings per share	$146.8	$175.0	$329.6
Denominator:
Weighted-average number of shares outstanding – basic	90,367,345	94,989,561	96,671,613
Effect of dilutive securities:
Stock options and awards - based on the treasury stock method	856,983	834,167	930,868
Weighted-average number of shares outstanding, assuming dilution of stock options and awards	91,224,328	95,823,728	97,602,481
Basic earnings per share from continuing operations	$1.62	$1.84	$3.41
Diluted earnings per share from continuing operations	$1.61	$1.82	$3.38

The exercise prices for certain stock options that the Company has awarded exceed the average market price of the Company’s common shares. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. The antidilutive stock options outstanding were 523,252, 382,525 and 879,413 during 2014, 2013 and 2012, respectively.

Note 5 - Accumulated Other Comprehensive Income (Loss)

The following tables present details about components of accumulated other comprehensive income (loss) for the years ended December 31, 2014 and December 31, 2013, respectively:

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2013	$37.5	$(663.2)	$(0.4)	$(626.1)
Other comprehensive (loss) income before reclassifications, before income tax	(41.8)	(166.0)	0.7	(207.1)
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	99.0	(0.8)	98.2
Income tax expense (benefit)	—	23.9	(0.3)	23.6
Net current period other comprehensive (loss), net of income taxes	(41.8)	(43.1)	(0.4)	(85.3)
Non-controlling interest	0.5	—	—	0.5
Distribution of TimkenSteel	3.1	225.3	—	228.4
Net current period comprehensive (loss) income, net of income taxes and non-controlling interest	(38.2)	182.2	(0.4)	143.6
Balance at December 31, 2014	$(0.7)	$(481.0)	$(0.8)	$(482.5)

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2012	$49.0	$(1,061.5)	$(0.7)	$(1,013.2)
Other comprehensive (loss) income before reclassifications, before income tax	(19.0)	494.2	0.7	475.9
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	130.6	(0.4)	130.2
Income tax benefit	—	(226.5)	—	(226.5)
Net current period other comprehensive (loss) income, net of income taxes	(19.0)	398.3	0.3	379.6
Non-controlling interest	7.5	—	—	7.5
Net current period comprehensive (loss) income, net of income taxes and non-controlling interest	(11.5)	398.3	0.3	387.1
Balance at December 31, 2013	$37.5	$(663.2)	$(0.4)	$(626.1)

Other comprehensive (loss) income before reclassifications, before income tax includes the effect of foreign currency. The reclassification of the pension and postretirement liability adjustment was included in costs of products sold and selling, general and administrative expenses on the Consolidated Statements of Income. The reclassification of the change in fair value of derivative financial instruments was included in other income (expense), net on the Consolidated Statements of Income.

Note 6 - Inventories

The components of inventories at December 31, 2014 and 2013 were as follows:

	2014	2013
Manufacturing supplies	$25.0	$26.8
Raw materials	51.3	62.3
Work in process	219.3	199.2
Finished products	302.7	312.7
Subtotal	$598.3	$601.0
Allowance for surplus and obsolete inventory	(12.8)	(18.4)
Total Inventories, net	$585.5	$582.6

Inventories valued on the FIFO cost method were 52% and the remaining 48% were valued by the LIFO method. If all inventories had been valued at FIFO, inventories would have been $199.7 million and $199.3 million greater at December 31, 2014 and 2013, respectively. The Company recognized an increase in its LIFO reserve of $0.4 million during 2014, compared to a decrease in its LIFO reserve of $3.8 million during 2013.

During the third quarter of 2014, the Company recorded an inventory valuation adjustment of $18.7 million related to its former Aerospace segment. The Company recorded this adjustment during the third quarter of 2014 as a result of the announcement of a plan to exit the engine overhaul business, as well as other product lines, and lower than expected future sales. The Company disposed of the related inventory during the fourth quarter of 2014.

Note 7 - Property, Plant and Equipment

The components of property, plant and equipment, net at December 31, 2014 and 2013 were as follows:

	2014	2013
Land and buildings	$428.8	$382.3
Machinery and equipment	1,735.3	2,013.0
Subtotal	$2,164.1	$2,395.3
Less allowances for depreciation	(1,383.6)	(1,539.5)
Property, Plant and Equipment, net	$780.5	$855.8

Total depreciation expense was $115.5 million, $124.7 million and $131.8 million in 2014, 2013 and 2012, respectively. At December 31, 2013, property, plant and equipment, net included $63.3 million of capitalized software. Depreciation expense for capitalized software was $13.7 million, $23.1 million and $21.5 million in 2014, 2013 and 2012, respectively.

During the middle of 2014, the Company transferred approximately $45 million of capitalized software from property, plant and equipment to intangible assets. The Company did not reclassify prior year amounts to conform to the current year presentation because management of the Company determined the amount was immaterial to the 2013 Consolidated Balance Sheet.

In November 2013, the Company finalized the sale of its former manufacturing facility in Sao Paulo. The Company expects to receive approximately $33 million over a twenty-four month period, of which $20.6 million was received as of December 31, 2014. The total costs of this transaction, including the net book value of the real estate and broker's commissions, were approximately $3 million. The Company began recognizing the gain on the sale of this site using the installment method. In the fourth quarter of 2013, the Company recognized a gain of $5.4 million ($5.4 million after tax). In the first quarter of 2014, the Company changed to the full accrual method of recognizing the gain after it had received 25% of the total sales value. As a result, the Company recognized the remaining gain of $22.6 million ($19.5 million after tax) related to this transaction during the first quarter of 2014. During 2014, the Company also recorded interest income of $2.1 million on deferred payments related to this transaction.

Note 7 – Property, Plant and Equipment (continued)

During the third quarter of 2014, the Company classified assets of the aerospace engine overhaul business, located in Mesa, Arizona, as assets held for sale. In connection with this classification, the Company recorded an impairment charge of $1.2 million. In November 2014, the Company sold the assets of the aerospace engine overhaul business for $7.4 million and recorded an immaterial loss.

Note 8 - Goodwill and Other Intangible Assets

Goodwill:

The Company tests goodwill and indefinite-lived intangible assets for impairment at least annually. The Company performs its annual impairment test as of October 1 after the annual forecasting process is completed. Furthermore, goodwill and indefinite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The Company reviews goodwill for impairment at the reporting unit level. The Mobile Industries segment has four reporting units and the Process Industries segment has two reporting units.

Changes in the carrying value of goodwill were as follows:

Year ended December 31, 2014:

	Mobile Industries	Process Industries	Total
Beginning Balance	$176.7	$169.4	$346.1
Acquisitions	—	3.3	3.3
Impairment	(86.3)	—	(86.3)
Other	(0.8)	(2.8)	(3.6)
Ending Balance	$89.6	$169.9	$259.5

The change related to acquisitions reflects the results of a preliminary purchase price allocation for the acquisition of Schulz completed on April 28, 2014 and Revolvo on November 30, 2014. The goodwill acquired from Schulz of $2.9 million is tax-deductible and will be amortized over 15 years. The goodwill acquired from Revolvo of $0.4 million is tax-deductible and is estimated to be amortized over approximately 15 years. “Other” primarily included foreign currency translation adjustments for 2014. Refer to Note 3 - Acquisitions and Divestitures for additional information on the acquisitions listed above.

During the third quarter of 2014, the Company reviewed goodwill for impairment for two of its reporting units within the Company's former Aerospace segment (now included in the Mobile Industries segment) as a result of declining sales forecasts and financial performance within the segment. The Company utilizes both an income approach and a market approach in testing goodwill for impairment. The Company utilized updated forecasts for the income approach as part of the goodwill impairment review. As a result of the lower earnings and cash flow forecasts, the Company determined that the Aerospace Transmissions and the Aerospace Aftermarket reporting units could not support the carrying value of their goodwill. As a result, the Company recorded a pretax impairment loss of $86.3 million during the third quarter of 2014, which was reported in impairment and restructuring charges in the Consolidated Statement of Income.

In 2013 and 2012, no goodwill impairment losses were recorded.

Note 8 – Goodwill and Other Intangible Assets (continued)

Year ended December 31, 2013:

	Mobile Industries	Process Industries	Total
Beginning Balance	$171.9	$154.4	$326.3
Acquisitions	4.3	13.8	18.1
Other	0.5	1.2	1.7
Ending Balance	$176.7	$169.4	$346.1

Acquisitions in 2013 primarily relate to the purchase price allocation for Interlube completed on March 11, 2013, Smith Services completed on April 11, 2013 and Standard Machine completed on May 13, 2013. “Other” includes foreign currency translation adjustments for 2013. The goodwill acquired from Smith Services of $1.7 million is tax-deductible and will be amortized over 15 years.

Intangibles Assets:
The following table displays intangible assets as of December 31:

	2014			2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$160.1	$59.0	$101.1	$160.4	$49.3	$111.1
Know-how	33.4	5.1	28.3	31.4	4.4	27.0
Industrial license agreements	0.1	0.1	—	0.1	0.1	—
Land-use rights	8.7	4.7	4.0	8.9	4.5	4.4
Patents	2.3	2.0	0.3	2.3	1.8	0.5
Technology use	37.0	11.9	25.1	44.4	17.2	27.2
Trademarks	5.4	3.0	2.4	4.6	2.7	1.9
PMA licenses	5.3	4.5	0.8	8.8	4.0	4.8
Non-compete agreements	3.5	3.2	0.3	3.2	2.8	0.4
Software	235.0	182.0	53.0	—	—	—
	$490.8	$275.5	$215.3	$264.1	$86.8	$177.3
Intangible assets not subject to amortization:
Tradename	$15.8	$—	$15.8	15.9	$—	$15.9
FAA air agency certificates	8.7	—	8.7	14.2	—	14.2
	$24.5	$—	$24.5	$30.1	$—	$30.1
Total intangible assets	$515.3	$275.5	$239.8	$294.2	$86.8	$207.4

During the middle of 2014, the Company transferred approximately $45 million of capitalized software from property, plant and equipment to intangible assets. The Company did not reclassify prior year amounts to conform to the current year presentation because management of the Company determined the amount was immaterial to the 2013 Consolidated Balance Sheet.

In addition to recording an impairment loss related to goodwill, the Company recorded an impairment loss of $9.9 million related to intangible assets within the former Aerospace segment during the third quarter of 2014.

Note 8 – Goodwill and Other Intangible Assets (continued)

Intangible assets acquired in 2014 were $4.9 million for the Schulz acquisition and $3.4 million for the Revolvo acquisition. Intangible assets subject to amortization acquired in 2014 were assigned useful lives of five to 20 years and had a weighted-average amortization period of 15.0 years. Intangible assets acquired in 2013 were $6.1 million for the Standard Machine acquisition, $0.7 million for the Smith Services acquisition and $6.2 million for the Interlube acquisition. Intangible assets subject to amortization acquired in 2013 were assigned useful lives of two to 20 years and had a weighted-average amortization period of 18.4 years.

Amortization expense for intangible assets was $21.5 million, $17.7 million and $17.8 million for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization expense for intangible assets is estimated to be approximately: $17.5 million in 2015; $17.4 million in 2016; $17.3 million in 2017; $17.0 million in 2018; and $15.0 million in 2019.

Note 9 - Financing Arrangements

Short-term debt for the years ended December 31 was as follows:

	2014	2013
Variable-rate lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 0.51% to 5.13% and 0.87% to 4.86% at December 31, 2014 and 2013, respectively	$7.4	$18.6
Short-term debt	$7.4	$18.6
The lines of credit for certain of the Company’s foreign subsidiaries provide for borrowings up to $234.0 million. Most of these lines of credit are uncommitted. At December 31, 2014, the Company’s foreign subsidiaries had borrowings outstanding of $7.4 million and guarantees of $5.8 million, which reduced the availability under these facilities to $220.8 million.
The weighted-average interest rate on short-term debt during the year was 3.1%, 3.2% and 3.2% in 2014, 2013 and 2012, respectively. The weighted-average interest rate on short-term debt outstanding at December 31, 2014 and 2013 was 1.39% and 4.6%, respectively.

On April 30, 2014, the Company amended its Asset Securitization Agreement, reducing its aggregate borrowing availability from $200 million to $100 million. This agreement matures on November 30, 2015. Under the terms of the Asset Securitization Agreement, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary that in turn uses the trade receivables to secure borrowings which are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the Asset Securitization Agreement are limited to certain borrowing base calculations. Any amounts outstanding under this Asset Securitization Agreement would be reported in short-term debt on the Company’s Consolidated Balance Sheets. As of December 31, 2014 and 2013, there were no outstanding borrowings under the Asset Securitization Agreement. However, certain borrowing base limitations reduced the availability of the Asset Securitization Agreement to $72.7 million at December 31, 2014. The cost of this facility, which is the commercial paper rate plus program fees, is considered a financing cost and is included in interest expense in the Consolidated Statements of Income. The yield rate was 0.20%, 0.96% and 1.06%, at December 31, 2014, 2013 and 2012, respectively.

Note 9 – Financing Arrangements (continued)

Long-term debt for the years ended December 31 was as follows:

	2014	2013
Fixed-rate Medium-Term Notes, Series A, mature at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	$175.0	$175.0
Fixed-rate Senior Unsecured Notes, maturing on September 1, 2024, with an interest rate of 3.875%	346.4	—
Fixed-rate Senior Unsecured Notes, maturing on September 15, 2014, with an interest rate of 6.0%	—	249.9
Other	1.3	2.2
Total debt	$522.7	$427.1
Less current maturities	0.6	250.7
Long-term debt	$522.1	$176.4

The Company has a $500 million Senior Credit Facility, which matures on May 11, 2016. At December 31, 2014, the Company had no outstanding borrowings under the Senior Credit Facility. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At December 31, 2014, the Company was in full compliance with the covenants under the Senior Credit Facility.

On August 20, 2014, the Company issued the 2024 Notes. The Company used the net proceeds from the issuance of the 2024 Notes to repay the Company's 2014 Notes and for general corporate purposes.
The maturities of long-term debt for the five years subsequent to December 31, 2014 are as follows: 2015 – $0.6 million; 2016 – $15.7 million; 2017 – $5.0 million; 2018 – zero and 2019 - zero
Interest paid was $34.4 million in 2014, $31.0 million in 2013 and $32.4 million in 2012. This differs from interest expense due to the timing of payments and interest capitalized of $1.6 million in 2014, $12.7 million in 2013 and $4.9 million in 2012.
The Company and its subsidiaries lease a variety of real property and equipment. Rent expense under operating leases amounted to $33.0 million, $35.6 million and $35.1 million in 2014, 2013 and 2012, respectively. At December 31, 2014, future minimum lease payments for noncancelable operating leases totaled $96.2 million and are payable as follows: 2015 - $28.5 million; 2016 - $21.5 million; 2017 - $16.4 million; 2018 - $11.2 million; 2019 - $8.3 million and $10.3 million thereafter.

Note 10 - Contingencies
The Company and certain of its subsidiaries have been identified as potentially responsible parties for investigation and remediation under the Superfund or similar state laws with respect to certain sites. Claims for investigation and remediation have been asserted against numerous other entities, which are believed to be financially solvent and are expected to fulfill their proportionate share of the obligation.

The Company had an accrual of $1.5 million and $2.1 million for environmental matters that are probable and reasonably estimable as of December 31, 2014 and 2013, respectively. This accrual is recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties. Of the 2014 accrual, $0.6 million is included in the rollforward of the restructuring accrual as of December 31, 2014, discussed further in Note 11 – Impairment and Restructuring Charges.

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

In October 2014, the Brazilian government antitrust agency announced that it had opened an investigation of alleged antitrust violations in the bearing industry. The Company’s Brazilian subsidiary, Timken do Brasil Comercial Importadora Ltda, was included in the investigation. While the Company is unable to predict the ultimate length, scope or results of the investigation, management believes that the outcome will not have a material effect on the Company’s consolidated financial position; however, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized. Based on current facts and circumstances, the low end of the range for potential penalties, if any, would be immaterial to the Company.

Note 10 – Contingencies (continued)

Product Warranties:
In addition to the contingencies above, the Company provides limited warranties on certain of its products. The following is a rollforward of the warranty reserves for 2014 and 2013:

	2014	2013
Beginning balance, January 1	$4.2	$4.3
Expense (Income)	(1.4)	4.7
Payments	(1.1)	(4.8)
Ending balance, December 31	$1.7	$4.2
The product warranty accrual for 2014 and 2013 was included in other current liabilities on the Consolidated Balance Sheets.

Note 11 - Impairment and Restructuring Charges

Impairment and restructuring charges by segment were as follows:

Year ended December 31, 2014:

	Mobile Industries	Process Industries	Corporate	Total
Impairment charges	$98.2	$0.3	$0.4	$98.9
Severance expense and related benefit costs	9.3	1.4	—	10.7
Exit costs	2.0	1.8	—	3.8
Total	$109.5	$3.5	$0.4	$113.4

Year ended December 31, 2013:

	Mobile Industries	Process Industries	Corporate	Total
Impairment charges	$—	$0.1	$—	$0.1
Severance expense and related benefit costs	6.6	2.6	—	9.2
Exit costs	(1.5)	0.9	—	(0.6)
Total	$5.1	$3.6	$—	$8.7

Year ended December 31, 2012:

	Mobile Industries	Process Industries	Corporate	Total
Impairment charges	6.5	$0.1	$—	$6.6
Severance expense and related benefit costs	16.8	1.6	—	18.4
Exit costs	4.2	0.3	—	4.5
Total	$27.5	$2.0	$—	$29.5

Note 11 – Impairment and Restructuring Charges (continued)

The following discussion explains the major impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above.

Mobile Industries:
On September 8, 2014, the Company announced plans to restructure its Aerospace segment. In connection with the restructuring, the Company: 1) eliminated leadership positions and integrated substantially all aerospace activities into Mobile Industries under the direction of its Group President; 2) sold the assets of its aerospace engine overhaul business, located in Mesa, Arizona, prior to the end of the year; 3) evaluated strategic alternatives for its aerospace MRO parts business, also located in Mesa; and 4) plans to close its aerospace bearing facility located in Wolverhampton, U.K. by early 2016, rationalizing the capacity into existing facilities. In conjunction with this announcement, the Company reviewed goodwill for impairment for its three reporting units within the Aerospace segment as a result of declining sales forecasts and financial performance within the segment. As a result of that review, the Company recorded a pretax goodwill impairment charge of $86.3 million during the third quarter of 2014 related to its Aerospace Transmissions and Aerospace Aftermarket reporting units. In addition, the Company recorded an intangible asset impairment charge of $9.9 million, an impairment charge of $1.2 million for its engine overhaul business, which it classified as assets held for sale, and severance and related benefits of $0.3 million. During the fourth quarter of 2014, the Company recorded severance and related benefits of $3.7 million related to the planned closure of Wolverhampton. See Note 17 - Fair Value for additional information on the impairment charges for the Aerospace segment.

In May 2012, the Company announced the closure of its manufacturing facility in St. Thomas, which was expected to be completed in approximately one year, and was intended to consolidate bearing production from this plant with existing U.S. operations to better align the Company's manufacturing footprint and customer base. In connection with this closure, the Company also moved customer service for the Canadian market to its offices in Toronto. The Company completed the closure of this manufacturing facility on March 31, 2013. The closure of the St. Thomas manufacturing facility displaced 190 employees. The Company expects to incur pretax costs of approximately $55 million to $60 million in connection with this closure, of which approximately $20 million to $25 million is expected to be pretax cash costs. The Company has incurred pretax costs related to this closure of approximately $41.7 million as of December 31, 2014, including rationalization costs recorded in cost of products sold. During 2013, the Company recorded $1.1 million of severance and related benefits related to this closure. During 2012, the Company recorded $16.9 million of severance and related benefits, including a curtailment of pension benefits of $10.7 million, and impairment charges of $6.5 million, related to this closure.

In March 2007, the Company announced the closure of its manufacturing facility in Sao Paulo. The Company completed the closure of this manufacturing facility on March 31, 2010. Mobile Industries has incurred cumulative pretax expenses of approximately $55.2 million as of December 31, 2014 related to this closure. In 2013 and 2012, the Company recorded a favorable adjustment of $2.0 million and exit costs of $6.8 million, respectively, associated with the closure of this facility. The favorable adjustment for 2013 and exit costs for 2012 primarily related to environmental remediation costs.

In addition to the above charges, the Company incurred $2.9 million of severance and related benefit costs related to the rationalization of one of its facilities in Europe in 2014. The Company also recorded a favorable adjustment of $2.7 million during 2012 for environmental exit costs at the site of its former plant in Columbus, Ohio. The favorable adjustment was a result of the sale of the real estate at the site of this former plant during the first quarter of 2012. The buyer assumed responsibility for the environmental remediation as a result of the sale. The buyer was able to obtain funding from the State of Ohio to remediate the site.

Workforce Reductions:
In 2013, the Company began the realignment of its organization to improve efficiency and reduce costs. During 2014, the Company recognized $5.9 million of severance and related benefit costs to eliminate approximately 180 positions. Of the $5.9 million charge for 2014, $3.4 million related to the Mobile Industries segment and $2.5 million related to the Process Industries segment.

Note 11 – Impairment and Restructuring Charges (continued)

Consolidated Restructuring Accrual:
The following is a rollforward of the consolidated restructuring accrual for the years ended December 31:

	2014	2013
Beginning balance, January 1	$10.8	$17.6
Expense	14.5	8.7
Payments	(15.8)	(15.5)
Ending balance, December 31	$9.5	$10.8

The restructuring accrual at December 31, 2014 and 2013 was included in other current liabilities on the Consolidated Balance Sheets. At December 31, 2014 and 2013, the restructuring accrual included $0.6 million and $1.2 million, respectively, of environmental remediation costs. The Company adjusts environmental remediation accruals based on the best available estimate of costs to be incurred, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties.

Note 12 - Stock Compensation Plans

Under the Company’s long-term incentive plan, the Company’s common shares have been made available for grant, at the discretion of the Compensation Committee of the Board of Directors, to officers and key employees in the form of stock option awards. Stock option awards typically have a ten-year term and generally vest in 25% increments annually beginning on the first anniversary of the date of grant. In addition to stock option awards, the Company has granted restricted shares under the long-term incentive plan. Restricted shares typically vest in 25% increments annually beginning on the first year anniversary of the date of grant and are expensed over the vesting period.

Upon the Spinoff, outstanding long-term incentive awards were treated in a manner similar to that experienced by the Company's shareholders with respect to their common shares of the Company. As a result, common shares of the Company, as well as outstanding stock options, restricted stock units, restricted share, deferred share and performance share awards, were bifurcated such that common shares and the equity awards were split into shares or equity awards of both the Company and TimkenSteel. Individuals kept existing common shares of the Company and received one common share of TimkenSteel for every two common shares of the Company that they owned immediately prior to the Spinoff. Any unvested or vested but unexercised equity-based incentives held immediately prior to the Spinoff were treated in a similar manner.

Pre- and post-Spinoff stock option awards were intended to provide comparable value. The adjustment for each award was based on the average of the high and low stock prices on both June 30 and July 1, 2014. The strike price of each stock award was adjusted so that each participant's aggregate value was generally preserved.

In addition to the bifurcation of then-currently held stock, stock options, restricted stock units and restricted stock, the 2012 to 2014 strategic performance share award was scored upon the Spinoff based on results at that time and the award will be paid in March 2015. The award will be paid in cash.

The 2013 to 2015 strategic performance share measurement cycle also ended June 30, 2014, half way through the originally intended performance cycle. Performance for the first 18 months of the 2013-2015 performance cycle was scored as of June 30, 2014 and the earned amount, which was based on one-half of the original target number of strategic performance shares, will be paid in early 2016. The award will be paid in cash. In August 2014, a replacement grant covering the performance period from July 1, 2014 through December 31, 2015 was issued.

During 2014, 2013 and 2012, the Company recognized stock-based compensation expense of $13.7 million ($8.5 million after tax or $0.09 per diluted share), $12.1 million ($7.6 million after tax or $0.08 per diluted share) and $10.8 million ($6.8 million after tax or $0.07 per diluted share), respectively, for stock option awards.

The fair value of stock option awards granted during 2014, 2013 and 2012 was estimated at the date of grant using a Black-Scholes option-pricing method with the following assumptions:

Note 12 - Stock Compensation Plans (continued)

	2014	2013	2012
Weighted-average fair value per option (pre-Spinoff)	$23.09	$21.17	$20.16
Risk-free interest rate	1.64%	1.09%	1.15%
Dividend yield	1.75%	2.29%	1.94%
Expected stock volatility	50.96%	50.66%	50.00%
Expected life - years	5	6	6

Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and the expected lives of the options. The dividend yield was calculated based upon the last dividend prior to the grant compared to the stock price on the dividend date. The risk-free interest rate was based upon yields of U.S. zero coupon issues with a term equal to the expected life of the option being valued. Forfeitures were estimated at 4%.
A summary of option activity for the year ended December 31, 2014 is presented below:

	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding - beginning of year	3,384,687	$40.50
Granted - new awards	602,905	56.87
Exercised	(764,001)	21.74	(a)
Canceled or expired	(55,228)	48.16
Outstanding - end of year	3,168,363	$33.57	7 years	$28.9
Options expected to vest	3,117,761	$33.45	7 years	$28.8
Options exercisable	1,734,601	$28.49	5 years	$24.6

(a) Reflects the weighted average price at time of exercise with respect to pre- or post-Spinoff prices.

The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $21.5 million, $25.2 million and $28.2 million, respectively. Net cash proceeds from the exercise of stock options were $16.8 million, $13.1 million and $13.8 million, respectively. Income tax benefits were $5.9 million, $8.9 million and $8.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.

In 2014, the Company issued 102,070 strategic performance shares and 431,785 time-vesting restricted stock units to officers and key employees. These strategic performance shares are performance-based restricted stock units that vest based on achievement of specified performance objectives and cliff-vest after 1.5 years. Strategic performance shares settle in either cash or shares, with 1,480 shares expected to settle in cash and 100,590 expected to settle in shares. Time-vesting restricted stock units vest on one of three schedules: 25% increments annually beginning on the first anniversary of the grant, cliff-vest after 3 years, or cliff-vest after 5 years. Time-vesting restricted stock units also settle in either cash or shares, with 11,729 time-vesting restricted stock units expected to settle in cash and 420,056 time-vesting restricted stock units expected to settle in common shares. For time-vesting restricted stock units that are expected to settle in cash, the Company has $15.3 million as of December 31, 2014, accrued on the Consolidated Balance Sheets. This is included in other non-current liabilities and salaries, wages and benefits for $5.3 million and $10.0 million, respectively.
A summary of restricted share activity, including restricted shares, deferred shares, strategic performance shares and strategic shares that will settle in common shares, for the year ended December 31, 2014 is as follows:

	Number of Shares	Weighted-average Grant Date Fair Value
Outstanding - beginning of year	397,052	$43.57
Granted - new awards	520,646	43.38
Vested	(171,135)	56.97
Canceled or expired	(59,533)	51.13
Outstanding - end of year	687,030	$35.21

Note 12 - Stock Compensation Plans (continued)

As of December 31, 2014, a total of 687,030 restricted shares have been awarded that have not yet vested. The Company distributed 171,135, 221,542 and 249,569 shares in 2014, 2013 and 2012, respectively, due to the vesting of these awards. The shares awarded in 2014, 2013 and 2012 totaled 520,912, 111,640 and 161,905, respectively. The Company recognized compensation expense of $10.1 million, $6.5 million and $7.2 million, for the years ended December 31, 2014, 2013 and 2012, respectively, relating to restricted shares.

As of December 31, 2014, the Company had unrecognized compensation expense of $27.4 million related to stock option awards and restricted shares. The unrecognized compensation expense is expected to be recognized over a total weighted-average period of two years. The number of shares available for future grants for all plans at December 31, 2014 was 3,537,197.

Note 13 - Retirement Benefit Plans
The Company and its subsidiaries sponsor a number of defined benefit pension plans, which cover eligible employees, including certain employees in foreign countries. These plans are generally noncontributory. Pension benefits earned are generally based on years of service and compensation during active employment. The cash contributions for the Company’s defined benefit pension plans were $21.1 million, $120.7 million, and $325.8 million in 2014, 2013 and 2012, respectively.
The following tables summarize the net periodic benefit cost information and the related assumptions used to measure the net periodic benefit cost for the years ended December 31:

	U.S. Plans			International Plans
	2014	2013	2012	2014	2013	2012
Components of net periodic benefit cost:
Service cost	$21.5	$35.7	$31.4	$2.4	$2.8	$3.3
Interest cost	98.3	116.2	131.3	17.7	18.5	19.8
Expected return on plan assets	(152.0)	(207.6)	(197.8)	(23.7)	(24.4)	(23.3)
Amortization of prior service cost	3.5	4.5	9.0	0.1	—	0.3
Amortization of net actuarial loss	55.6	109.2	76.9	5.3	7.6	6.4
Pension curtailments and settlements	32.7	—	—	0.8	7.2	11.6
Less: discontinued operations	(8.0)	(24.2)	(19.4)	0.4	0.4	0.4
Net periodic benefit cost	$51.6	$33.8	$31.4	$3.0	$12.1	$18.5

Assumptions	2014	2013	2012
U.S. Plans:
Discount rate	4.68% / 5.02%	4.00%	5.00%
Future compensation assumption	2.00% to 3.00%	2.00% to 3.00%	2.00% to 3.00%
Expected long-term return on plan assets	7.25%	8.00%	8.25%
International Plans:
Discount rate	3.25% to 9.75%	2.75% to 9.00%	4.75% to 9.50%
Future compensation assumption	2.30% to 8.00%	2.30% to 8.00%	2.50% to 8.00%
Expected long-term return on plan assets	3.00% to 8.50%	3.25% to 8.50%	3.25% to 9.00%
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
For expense purposes in 2014, the Company applied a discount rate of 5.02% for the first four months of 2014, and a discount rate of 4.68% for the last eight months of 2014 to its U.S. defined benefit pension plans as a result of a remeasurement of the U.S. defined benefit pension plans due to the spinoff of the plans related to TimkenSteel. For expense purposes in 2015, the Company will apply a discount rate of 4.20% to its U.S. defined benefit pension plans.
For expense purposes in 2014, the Company applied an expected rate of return of 7.25% for the Company’s U.S. pension plan assets. For expense purposes in 2015, the Company will apply an expected rate of return on plan assets of 6.00%. The reduction in expected rate of return on plan assets is due to the Company's move to a higher level of debt securities offset by a lower level of equity securities to maintain its overfunded status on U.S. pension plans.

Note 13 - Retirement Benefit Plans (continued)

The following tables set forth the change in benefit obligation, change in plan assets, funded status and amounts recognized on the Consolidated Balance Sheets for the defined benefit pension plans as of December 31, 2014 and 2013:

	U.S. Plans		International Plans
	2014	2013	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$2,642.4	$2,996.5	$491.1	$499.8
Service cost	21.5	35.7	2.4	2.8
Interest cost	98.3	116.2	17.7	18.5
Amendments	—	—	0.3	—
Actuarial losses (gains)	239.6	(274.0)	38.7	(0.4)
Employee contributions	—	—	0.3	0.2
International plan exchange rate change	—	—	(29.5)	5.3
Benefits paid	(234.6)	(232.0)	(23.5)	(35.1)
Spinoff of TimkenSteel	(1,063.3)	—	(81.8)	—
Benefit obligation at end of year	$1,703.9	$2,642.4	$415.7	$491.1

Change in plan assets:
Fair value of plan assets at beginning of year	$2,870.0	$2,698.4	$420.6	$400.0
Actual return on plan assets	250.5	293.8	42.2	40.2
Employee contributions	—	—	0.3	0.2
Company contributions / payments	4.5	109.8	16.6	10.9
International plan exchange rate change	—	—	(21.2)	4.4
Benefits paid	(234.6)	(232.0)	(23.5)	(35.1)
Spinoff of TimkenSteel	(1,118.0)	—	(85.6)	—
Fair value of plan assets at end of year	1,772.4	2,870.0	349.4	420.6
Funded status at end of year	$68.5	$227.6	$(66.3)	$(70.5)

Amounts recognized on the Consolidated Balance Sheets:
Non-current assets	$176.2	$342.3	$—	$0.3
Current liabilities	(4.1)	(4.8)	(4.0)	(1.7)
Non-current liabilities	(103.6)	(109.9)	(62.3)	(69.1)
	$68.5	$227.6	$(66.3)	$(70.5)

Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$566.5	$846.9	$132.3	$142.2
Net prior service cost	11.9	18.5	0.7	0.5
Accumulated other comprehensive loss	$578.4	$865.4	$133.0	$142.7

Note 13 - Retirement Benefit Plans (continued)

Changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss (AOCL):	2014	2013	2014	2013
AOCL at beginning of year	$865.4	$1,339.2	$142.7	$173.7
Net actuarial loss (gain)	141.0	(360.1)	20.2	(16.2)
Prior service cost	—	—	0.3	—
Recognized net actuarial loss	(55.6)	(109.2)	(5.3)	(7.6)
Recognized prior service cost	(3.5)	(4.5)	(0.1)	—
Loss recognized due to curtailment	(32.7)	—	(0.8)	(7.2)
Foreign currency impact	—	—	(9.8)	—
TimkenSteel Spinoff	(336.2)	—	(14.2)	—
Total recognized in accumulated other comprehensive loss at December 31	$578.4	$865.4	$133.0	$142.7
Amounts recognized on the Consolidated Balance Sheet for 2013 include amounts related to the Company's former steel business.
The presentation in the above tables for amounts recognized in accumulated other comprehensive loss on the Consolidated Balance Sheets is before the effect of income taxes.
The following table summarizes assumptions used to measure the benefit obligation for the defined benefit pension plans at December 31:

Assumptions	2014	2013
U.S. Plans:
Discount rate	4.20%	5.02%
Future compensation assumption	2.00% to 3.00%	2.00% to 3.00%
International Plans:
Discount rate	1.50% to 8.75%	3.25% to 9.75%
Future compensation assumption	2.20% to 8.00%	2.30% to 8.00%
The Company adopted the new RP-2014 mortality tables for pension obligations for the Company's U.S. defined benefit pension plans. Company-specific experience was applied to these mortality tables. This change in assumption increased pension obligations by $59.0 million for 2014.
Defined benefit pension plans in the United States represent 80% of the benefit obligation and 84% of the fair value of plan assets as of December 31, 2014.
Certain of the Company’s defined benefit pension plans were overfunded as of December 31, 2014. As a result, $176.2 million and $342.6 million at December 31, 2014 and 2013, respectively, are included in non-current pension assets on the Consolidated Balance Sheets. The current portion of accrued pension cost, which is included in salaries, wages and benefits on the Consolidated Balance Sheets, was $8.1 million and $6.5 million at December 31, 2014 and 2013, respectively. In 2014, the current portion of accrued pension cost relates to unfunded plans and represents the actuarial present value of expected payments related to the plans to be made over the next 12 months.

The accumulated benefit obligation at December 31, 2014 exceeded the market value of plan assets for several of the Company’s pension plans. For these plans, the projected benefit obligation was $226.3 million, the accumulated benefit obligation was $213.8 million and the fair value of plan assets was $56.4 million at December 31, 2014.
The total pension accumulated benefit obligation for all plans was $2.1 billion and $3.0 billion at December 31, 2014 and 2013, respectively.
Investment performance increased the value of the Company’s pension assets by 11.2%.
As of December 31, 2014 and 2013, the Company’s defined benefit pension plans did not directly hold any of the Company’s common shares.

Note 13 - Retirement Benefit Plans (continued)

The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $53.3 million and $2.9 million, respectively.

The Company recorded $33.7 million of pension settlement charges, including professional fees, in 2014. These pension settlement charges primarily related to the settlement of approximately $110 million of the Company's pension obligations related to its defined benefit pension plan in the U.S. as a result of the lump sum distributions for 2014 retirements and certain deferred vested plan participants.

Plan Assets:
The Company’s target allocation for pension plan assets, as well as the actual pension plan asset allocations as of December 31, 2014 and 2013, was as follows:

	Current Target Allocation			Percentage of Pension Plan Assets at December 31,
Asset Category				2014	2013
Equity securities	10%	to	18%	10%	43%
Debt securities	70%	to	78%	77%	45%
Other	9%	to	15%	13%	12%
Total				100%	100%
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

Note 13 - Retirement Benefit Plans (continued)

The following table presents the fair value hierarchy for those investments of the Company’s pension assets measured at fair value on a recurring basis as of December 31, 2014:

	U.S. Pension Plans				International Pension Plans
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$55.3	$0.8	$54.5	$—	$25.5	$—	$25.5	$—
Government and agency securities	505.9	496.4	9.5	—	—	—	—	—
Corporate bonds - investment grade	473.7	—	473.7	—	2.7	—	2.7	—
Equity securities - U.S. companies	22.7	22.7	—	—	30.2	30.2	—	—
Equity securities - international companies	16.3	16.3	—	—	26.6	25.7	0.9	—
Asset backed securities	—	—	—	—	3.4	—	3.4	—
Common collective funds - domestic equities	22.6	—	22.6	—	2.1	—	2.1	—
Common collective funds - international equities	27.4	—	27.4	—	60.6	—	60.6	—
Common collective funds - fixed income	379.5	—	379.5	—	108.9	—	108.9	—
Common collective funds - other	—	—	—	—	89.4	—	89.4	—
Limited partnerships	66.1	—	—	66.1	—	—	—	—
Real estate partnerships	112.6	—	84.8	27.8	—	—	—	—
Risk parity	90.3	—	90.3	—	—	—	—	—
Total Assets	$1,772.4	$536.2	$1,142.3	$93.9	$349.4	$55.9	$293.5	$—

The table below sets forth a summary of changes in the fair value of the level 3 assets by fund for the year ended December 31, 2014:

	Limited Partnerships	Real Estate	Total
Beginning balance, January 1	$78.8	$21.1	$99.9
Purchases	2.1	10.5	12.6
Sales	(16.8)	(5.6)	(22.4)
Realized losses	(11.0)	(4.1)	(15.1)
Unrealized gains	13.0	5.9	18.9
Ending balance, December 31	$66.1	$27.8	$93.9

Note 13 - Retirement Benefit Plans (continued)

The following table presents the fair value hierarchy for those investments of the Company’s pension assets measured at fair value on a recurring basis as of December 31, 2013:

	U.S. Pension Plans				International Pension Plans
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$345.8	$3.3	$342.5	$—	$18.1	$—	$18.1	$—
Government and agency securities	188.4	175	13.4	—	—	—	—	—
Corporate bonds - investment grade	300.6	—	300.6	—	0.5	—	0.5	—
Corporate bonds - non-investment grade	110.1	—	110.1	—	—	—	—	—
Equity securities - U.S. companies	274.6	273.2	1.4	—	26.0	26.0	—	—
Equity securities - international companies	230.8	230.8	—	—	80.7	80.7	—	—
Asset backed securities	34.8	—	34.8	—	3.3	—	3.3	—
Common collective funds - domestic equities	180.9	—	180.9	—	14.8	—	14.8	—
Common collective funds - international equities	315.5	—	315.5	—	72.0	—	72.0	—
Common collective funds - fixed income	507.5	—	507.5	—	118.0	—	118.0	—
Common collective funds - other	—	—	—	—	87.2	—	87.2	—
Limited partnerships	78.8	—	—	78.8	—	—	—	—
Real estate partnerships	145.6	—	124.5	21.1	—	—	—	—
Mutual funds - real estate	156.6	155.9	0.7	—	—	—	—	—
Total Assets	$2,870.0	$838.2	$1,931.9	$99.9	$420.6	$106.7	$313.9	$—

The table below sets forth a summary of changes in the fair value of the level 3 assets by fund for the year ended December 31, 2013:

	Limited Partnerships	Real Estate	Total
Beginning balance, January 1	$79.9	$16.3	$96.2
Purchases	5.3	3.5	8.8
Sales	(11.5)	(0.6)	(12.1)
Realized losses	(6.2)	(0.1)	(6.3)
Unrealized gains	11.3	2.0	13.3
Ending balance, December 31	$78.8	$21.1	$99.9
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

Limited partnerships include investments in funds that invest primarily in private equity, venture capital and distressed debt. Limited partnerships are valued based on the ownership interest in the net asset value of the investment, which is used as a practical expedient to fair value, per the underlying investment fund, which is based upon the general partner's own assumptions about the assumptions a market participant would use in pricing the assets and liabilities of the partnership. Real estate investments include funds that invest in companies that primarily invest in commercial

Note 13 - Retirement Benefit Plans (continued)

and residential properties, commercial mortgage-backed securities, debt and equity securities of real estate operating companies, and real estate investment trusts. Mutual funds – real estate are valued based on the closing price reported in the active market in which the individual security is traded. Other real estate investments are valued based on the ownership interest in the net asset value of the investment, which is used as a practical expedient to fair value per the underlying investment fund, which is based on appraised values and current transaction prices. Risk parity investments include funds that invest in diversified global asset classes (equities, bonds, inflation-linked bonds, and commodities) with leverage to balance risk and achieve consistent returns with lower volatility. Risk parity investments are valued based on the closing prices of the underlying securities in the active markets in which they are traded.
Cash Flows:

Employer Contributions to Defined Benefit Plans
2013	$120.7
2014	21.1
2015 (planned)	15.0
Future benefit payments, including lump sum distributions, are expected to be as follows:

Benefit Payments
2015	$178.9
2016	154.2
2017	147.1
2018	145.9
2019	169.4
2020-2024	716.8

Employee Savings Plans:
The Company sponsors defined contribution retirement and savings plans covering substantially all employees in the United States and employees at certain non-U.S. locations. The Company has contributed its common shares to certain of these plans based on formulas established in the respective plan agreements. At December 31, 2014, the plans held 3,984,363 of the Company’s common shares with a fair value of $170.1 million. Company contributions to the plans, including performance sharing, were $26.1 million in 2014, $28.5 million in 2013 and $24.9 million in 2012. The Company paid dividends totaling $4.7 million in 2014, $5.5 million in 2013 and $6.3 million in 2012 to plans holding the Company’s common shares. The Spinoff also resulted in a dividend of $81.9 million of TimkenSteel common shares in 2014 to plans holding the Company's common shares.

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

The following tables summarize the net periodic benefit cost information and the related assumptions used to measure the net periodic benefit cost for the years ended December 31:

	2014	2013	2012
Components of net periodic benefit cost:
Service cost	$1.3	$2.9	$2.5
Interest cost	16.7	21.7	28.4
Expected return on plan assets	(8.5)	(11.1)	(10.6)
Amortization of prior service credit	1.0	(0.2)	(0.2)
Amortization of net actuarial loss	—	2.3	2.5
Less: discontinued operations	(3.1)	(6.4)	(9.0)
Net periodic benefit cost	$7.4	$9.2	$13.6

Assumptions:	2014	2013	2012
Discount rate	4.33% / 4.59%	3.80%	4.85%
Rate of return	5.00%	5.00%	5.00%

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

For expense purposes in 2014, the Company applied a discount rate of 4.59% for the first four months of 2014, and a discount rate of 4.33% for the last eight months of 2014 to its postretirement benefit plans. For expense purposes in 2015, the Company will apply a discount rate of 3.95% to its postretirement benefit plans.

For expense purposes in 2014, the Company applied an expected rate of return of 5.00% to the VEBA trust assets. For expense purposes in 2015, the Company will apply an expected rate of return of 6.25% to the VEBA trust assets.
.

Note 14 - Postretirement Benefit Plans (continued)

The following tables set forth the change in benefit obligation, change in plan assets, funded status and amounts recognized on the Consolidated Balance Sheets of the postretirement benefit plans as of December 31, 2014 and 2013:

	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$515.6	$639.2
Service cost	1.3	2.9
Interest cost	16.7	21.7
Actuarial losses (gains)	18.0	(101.9)
International plan exchange rate change	(0.1)	—
Benefits paid	(37.1)	(46.3)
Spinoff of TimkenSteel	(229.8)	—
Benefit obligation at end of year	$284.6	$515.6

Change in plan assets:
Fair value of plan assets at beginning of year	$240.1	$221.9
Company contributions / payments	49.4	37.3
Return on plan assets	12.2	27.2
Benefits paid	(37.1)	(46.3)
Spinoff of TimkenSteel	(143.9)	—
Fair value of plan assets at end of year	120.7	240.1
Funded status at end of year	$(163.9)	$(275.5)

Amounts recognized on the Consolidated Balance Sheets:
Current liabilities	$(22.1)	$(41.6)
Non-current liabilities	(141.8)	(233.9)
	$(163.9)	$(275.5)

Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$18.5	$5.5
Net prior service cost	3.0	7.8
Accumulated other comprehensive loss	$21.5	$13.3

Changes in plan assets and benefit obligations recognized in AOCL:
AOCL at beginning of year	$13.3	$133.3
Net actuarial loss (gain)	14.3	(117.9)
Recognized net actuarial loss	—	(2.3)
Recognized prior service credit	(1.0)	0.2
Spinoff of TimkenSteel	(5.1)	—
Total recognized in accumulated other comprehensive loss at December 31	$21.5	$13.3
Amounts recognized on the Consolidated Balance Sheet for 2013 include amounts related to the Company's former steel business.

The presentation in the above tables for amounts recognized in accumulated other comprehensive loss on the Consolidated Balance Sheets is before the effect of income taxes.

Note 14 - Postretirement Benefit Plans (continued)

The following table summarizes assumptions used to measure the benefit obligation for the postretirement benefit plans at December 31:

Assumptions:	2014	2013
Discount rate	3.95%	4.59%

The current portion of accrued postretirement benefit cost, which is included in salaries, wages and benefits on the Consolidated Balance Sheets, was $22.1 million and $41.6 million at December 31, 2014 and 2013, respectively. In 2014, the current portion of accrued postretirement benefit cost related to unfunded plans and represented the actuarial present value of expected payments related to the plans to be made over the next 12 months.

The estimated net actuarial loss and prior service cost for the postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are zero and $0.8 million of expense, respectively.

For measurement purposes, the Company assumed a weighted-average annual rate of increase in the per capita cost (health care cost trend rate) for medical benefits of 7.0% for 2015, declining gradually to 5.0% in 2023 and thereafter; and 7.0% for 2015, declining gradually to 5.0% in 2023 and thereafter for prescription drug benefits; and 9.0% for 2015, declining gradually to 5.0% in 2031 and thereafter for HMO benefits.

The assumed health care cost trend rate may have a significant effect on the amounts reported. A one percentage point increase in the assumed health care cost trend rate would have increased the 2014 total service and interest cost components by $0.4 million and would have increased the postretirement benefit obligation by $7.6 million. A one percentage point decrease would provide corresponding reductions of $0.3 million and $6.7 million, respectively.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) provides for prescription drug benefits under Medicare Part D and contains a subsidy to plan sponsors who provide “actuarially equivalent” prescription plans. The Company’s actuary determined that the prescription drug benefit provided by the Company’s postretirement plan is considered to be actuarially equivalent to the benefit provided under the Medicare Act. In accordance with ASC Topic 715, “Compensation – Retirement Benefits,” all measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes reflect the effects of the Medicare Act on the plan for the entire fiscal year. The 2014 expected subsidy was $2.7 million, of which $0.6 million was received prior to December 31, 2014.

Plan Assets:
The Company’s target allocation for the VEBA trust assets, as well as the actual VEBA trust asset allocation as of December 31, 2014 and 2013, was as follows:

	Current Target Allocation			Percentage of VEBA Assets at December 31,
Asset Category				2014	2013
Equity securities	45%	to	55%	51%	55%
Debt securities	45%	to	55%	49%	45%
Total				100%	100%

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

Note 14 - Postretirement Benefit Plans (continued)

The following table presents the fair value hierarchy for those investments of the Company’s VEBA trust assets measured at fair value on a recurring basis as of December 31, 2014:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$7.9	$—	$7.9	$—
Common Collective fund - U.S. equities	39.9	—	39.9	—
Common Collective fund - international equities	22.1	—	22.1	—
Common Collective fund - fixed income	50.8	—	50.8	—
Total Assets	$120.7	$—	$120.7	$—

The following table presents the fair value hierarchy for those investments of the Company’s VEBA trust assets measured at fair value on a recurring basis as of December 31, 2013:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$2.9	$—	$2.9	$—
Common Collective fund - U.S. equities	82.7	—	82.7	—
Common Collective fund - international equities	49.7	—	49.7	—
Common Collective fund - fixed income	104.8	—	104.8	—
Total Assets	$240.1	$—	$240.1	$—

Cash and cash equivalents are valued at redemption value. Common collective funds are valued based on a net asset value per share, which is used as a practical expedient to fair value. When such prices are unavailable, the plan trustee determines a valuation from the market maker dealing in the particular security.

Cash Flows:
Employer Contributions to the VEBA Trust:

2013	$—
2014	20.0
2015 (planned)	—

Future benefit payments are expected to be as follows:

	Gross	Expected Medicare Subsidies	Net Including Medicare Subsidies
2015	$29.8	$1.8	$28.0
2016	28.4	1.9	26.5
2017	27.2	2.0	25.2
2018	26.3	2.0	24.3
2019	25.1	2.0	23.1
2020 - 2024	107.1	9.6	97.5

Note 15 - Segment Information

Beginning in the fourth quarter of 2014, the Company began operating under two reportable segments: (1) Mobile Industries and (2) Process Industries. Prior to the fourth quarter of 2014 and after the Spinoff, the Company operated under three reportable segments: (1) Mobile Industries; (2) Process Industries; and (3) Aerospace. Results for the Company's former Aerospace segment are now primarily included in the Mobile Industries segment. Segment results for 2014, 2013 and 2012 have been reclassified to conform with the new presentation of segments. In addition, the Company also made adjustments to the allocation of certain selling, general and administrative expenses and certain foreign currency exchange gains or losses for all prior periods presented to better reflect the Company’s operating model and new cost structure following the Spinoff and the elimination of the former Aerospace segment.

Description of types of products and services from which each reportable segment derives its revenues:
The Company's reportable segments are business units that target different industry sectors. Each reportable segment is managed separately to address specific customer needs in these diverse market segments.

Mobile Industries offers an extensive portfolio of bearings, seals, lubrication devices and systems, as well as power transmission components, engineered chain, augers and related products and maintenance services, to OEMs of: off-highway equipment for the agricultural, construction and mining markets; on-highway vehicles including passenger cars, light trucks and medium- and heavy-duty trucks; and rail cars and locomotives. Beyond service parts sold to OEMs, aftermarket sales to individual end users, equipment owners, operators and maintenance shops are handled through the Company's extensive network of authorized automotive and heavy-truck distributors, and include hub units, specialty kits and more. Mobile Industries also provides power transmission systems and flight-critical components for civil and military aircraft, which include bearings, helicopter transmission systems, rotor-head assemblies, turbine engine components, gears and housings, with a focus on the entire lifecycle of aircraft. Timken products are integrated into gas turbine engines and gearboxes, helicopter transmission systems, rotor systems, landing gear, instrumentation and guidance systems, for example. In addition to original equipment parts and systems, this segment also provides aftermarket products and services, including complete engine overhaul, aerospace bearing repair, component reconditioning and replacement parts.

Process Industries supplies industrial bearings and assemblies, power transmission components such as gears and gearboxes, couplings, seals, lubricants, chains and related products and services to OEMs and end users in industries that place heavy demands on operating equipment they make or use. This includes; metals, mining, cement and aggregate production; coal and wind power generation; oil and gas; pulp and paper in applications including printing presses; and cranes, hoists, drawbridges, wind energy turbines, gear drives, drilling equipment, coal conveyors, marine equipment and food processing equipment. This segment also supports aftermarket sales and service needs through its global network of authorized industrial distributors. In addition, the Company’s industrial services group offers end users a broad portfolio of maintenance support and capabilities that include repair and service for bearings and gearboxes as well as electric motor rewind, repair and services. Additionally, this segment manufactures precision bearings, complex assemblies and sensors for manufacturers of health and critical motion control equipment.

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

Export sales from the United States and Canada are less than 10% of the Company's revenue. The Company’s Mobile Industries and Process Industries segments have historically participated in the global bearing industry.

Note 15 - Segment Information (continued)

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

Geographic Financial Information:

	2014	2013	2012
Net sales:
United States	$1,623.6	$1,663.0	$1,885.4
Canada & Mexico	233.1	206.5	217.5
South America	145.0	142.9	152.2
Europe / Middle East / Africa	658.8	658.4	704.6
Asia-Pacific	415.7	364.6	399.8
	$3,076.2	$3,035.4	$3,359.5
Long-lived assets:
United States	$443.5	$497.1	$484.5
Canada & Mexico	12.5	12.6	6.1
South America	1.4	2.1	4.5
Europe / Middle East / Africa	96.2	105.5	101.6
Asia-Pacific	226.9	238.5	237.4
	$780.5	$855.8	$834.1

Note 15 - Segment Information (continued)

Business Segment Information:
The following tables provide segment financial information and a reconciliation of segment results to consolidated results:

	2014	2013	2012
Net sales to external customers:
Mobile Industries	$1,685.4	$1,775.8	$1,987.4
Process Industries	1,390.8	1,259.6	1,372.1
	$3,076.2	$3,035.4	$3,359.5
Segment EBIT:
Mobile Industries	$65.6	$193.7	$245.2
Process Industries	267.1	189.3	261.8
Total EBIT, for reportable segments	$332.7	$383.0	$507.0
Unallocated corporate expenses	(71.4)	(70.4)	(69.0)
CDSOA receipts, net of expense	—	—	108.0
Pension settlement charges	(33.0)	—	—
Interest expense	(28.7)	(24.4)	(31.1)
Interest income	4.4	1.9	2.9
Income from continuing operations before income taxes	$204.0	$290.1	$517.8

	2014	2013	2012
Assets employed at year-end:
Mobile Industries	$1,373.8	$1,579.3	$1,466.2
Process Industries	1,209.6	1,157.4	1,072.5
Corporate	418.0	484.3	715.3
Discontinued Operations	$—	1,256.9	990.7
	$3,001.4	$4,477.9	$4,244.7
Capital expenditures:
Mobile Industries	$55.7	$48.2	$44.2
Process Industries	70.1	80.3	70.6
Corporate	1.0	5.1	3.5
	$126.8	$133.6	$118.3
Depreciation and amortization:
Mobile Industries	$65.7	$71.4	$84.1
Process Industries	68.8	67.9	63.2
Corporate	2.5	3.1	2.3
	$137.0	$142.4	$149.6

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

Income before income taxes:

	2014	2013	2012
United States	$39.5	$189.4	$438.7
Non-United States	164.5	100.7	79.1
Income from continuing operations before income taxes	$204.0	$290.1	$517.8
The provision for income taxes consisted of the following:

	2014	2013	2012
Current:
Federal	$61.1	$96.8	$58.9
State and local	2.8	11.5	2.1
Foreign	44.1	39.3	33.7
	$108.0	$147.6	$94.7
Deferred:
Federal	$(46.9)	$(35.7)	$73.9
State and local	(4.4)	1.8	17.6
Foreign	(2.0)	0.9	0.1
	$(53.3)	$(33.0)	$91.6
United States and foreign tax expense on income	$54.7	$114.6	$186.3
The Company made net income tax payments of $111.6 million, $98.9 million and $93.0 million in 2014, 2013 and 2012, respectively.

The following table is the reconciliation between the provision for income taxes and the amount computed by applying the U.S. Federal income tax rate of 35% to income before taxes:

	2014	2013	2012
Income tax at the U.S. federal statutory rate	$71.4	$101.5	$181.2
Adjustments:
State and local income taxes, net of federal tax benefit	(0.3)	8.4	12.1
Tax on foreign remittances and U.S. tax on foreign income	19.6	41.0	9.6
Tax expense related to undistributed earnings of foreign subsidiaries	(8.7)	8.7	—
Foreign losses without current tax benefits	4.3	9.5	16.2
Foreign earnings taxed at different rates including tax holidays	(15.7)	(3.9)	(19.0)
U.S. domestic manufacturing deduction	(6.6)	(8.8)	(1.0)
U.S. foreign tax credit	(15.1)	(25.9)	(13.7)
U.S. research tax credit	(1.0)	(3.2)	0.1
Accruals and settlements related to tax audits	12.8	(10.8)	4.1
Other items, net	(6.0)	(1.9)	(3.3)
Provision for income taxes	$54.7	$114.6	$186.3
Effective income tax rate	26.8%	39.5%	36.0%

Note 16 - Income Taxes (continued)

In connection with various investment arrangements, the Company has been granted a “holiday” from income taxes for one affiliate in Asia for 2014, 2013 and 2012. These agreements began to expire at the end of 2010, with full expiration in 2018. In total, the agreements reduced income tax expense by $1.3 million in 2014, $0.7 million in 2013 and $1.0 million in 2012. These savings resulted in an increase to earnings per diluted share of approximately $0.01 in 2014, approximately $0.01 in 2013 and approximately $0.01 in 2012.
Income tax expense includes U.S. and international income taxes. The Company had undistributed earnings related to its international subsidiaries of $567.7 million and $577.9 million at December 31, 2014 and 2013, respectively. The Company has determined that U.S. earnings are sufficient to cover U.S. cash needs for operations and foreign earnings will be reinvested outside the U.S. to support global business growth initiatives. Accordingly, no provisions for U.S. income taxes have been made with respect to earnings of $486.7 million that are planned to be reinvested indefinitely outside the United States. The amount of U.S. income taxes that may be applicable to such earnings is $10.0 million if such earnings were repatriated, net of foreign tax credits.
The effect of temporary differences giving rise to deferred tax assets and liabilities at December 31, 2014 and 2013 was as follows:

	2014	2013
Deferred tax assets:
Accrued postretirement benefits cost	$91.4	$88.0
Accrued pension cost	16.3	9.6
Inventory	0.7	12.0
Other employee benefit accruals	16.9	14.9
Tax loss and credit carryforwards	117.9	153.1
Other, net	60.0	44.6
Valuation allowances	(145.4)	(177.0)
	$157.8	$145.2
Deferred tax liabilities - principally depreciation and amortization	(101.0)	(140.9)
Net deferred tax (liabilities) assets	$56.8	$4.3

The Company has a U.S. foreign tax credit carryforward of $8.7 million that will begin to expire in 2023, and U.S. state and local credit carryforwards of $1.5 million, portions of which will expire in 2015. The Company also has U.S. state and local loss carryforwards with tax benefits totaling $0.5 million, portions of which will expire at the end of 2015. In addition, the Company has loss carryforwards in various non-U.S. jurisdictions with tax benefits totaling $107.3 million having various expiration dates, as well as tax credit carryforwards of $0.1 million. The Company has provided valuation allowances of $112.8 million against certain of these carryforwards. The majority of the non-U.S. loss carryforwards represent local country net operating losses for branches of the Company or entities treated as branches of the Company under U.S. tax law. Tax benefits have been recorded for these losses in the United States. The related local country net operating loss carryforwards are offset fully by valuation allowances. In addition to loss and credit carryforwards, the Company has provided valuation allowances of $32.6 million against other deferred tax assets.
As of December 31, 2014, the Company had $57.5 million of total gross unrecognized tax benefits. Included in this amount was $47.3 million of unrecognized tax benefits that would favorably impact the Company’s effective income tax rate in any future periods if such benefits were recognized. As of December 31, 2014, the Company anticipates a decrease in its unrecognized tax positions of approximately $40.0 million to $45.0 million during the next 12 months. The anticipated decrease is primarily due to settlements with tax authorities and the expiration of various statutes of limitation. As of December 31, 2014, the Company had accrued $16.5 million of interest and penalties related to uncertain tax positions. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense.

As of December 31, 2013, the Company had $49.5 million of total gross unrecognized tax benefits. Included in this amount was $35.8 million of unrecognized tax benefits that would favorably impact the Company’s effective income tax rate in any future periods if such benefits were recognized. As of December 31, 2013, the Company had accrued $9.8 million of interest and penalties related to uncertain tax positions.

Note 16 - Income Taxes (continued)

The following table reconciles the Company’s total gross unrecognized tax benefits for the years ended December 31, 2014 and 2013:

	2014	2013
Beginning balance, January 1	$49.5	$112.6
Tax positions related to the current year:
Additions	0.7	9.3
Tax positions related to prior years:
Additions	14.7	6.9
Reductions	(3.5)	(1.4)
Settlements with tax authorities	(3.0)	(77.9)
Lapses in statutes of limitation	(0.9)	—
Ending balance, December 31	$57.5	$49.5
During 2014, gross unrecognized tax benefits increased primarily due to net additions related to various current year and prior year tax matters, including certain U.S. federal taxes, U.S. state and local taxes and taxes related to the Company’s international operations. These increases were partially offset by reductions related to prior year tax matters, including settlement of tax matters with government authorities and taxes related to the Company’s international operations.
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
As of December 31, 2014, the Company is subject to examination by the IRS for tax years 2012 to the present. The Company is also subject to tax examination in various U.S. state and local tax jurisdictions for tax years 2006 to the present, as well as various foreign tax jurisdictions, including Canada, France, Germany, Italy and India for tax years 2002 to the present. The current portion of the Company’s unrecognized tax benefits was presented on the Consolidated Balance Sheets within income taxes payable, and the non-current portion was presented as a component of other non-current liabilities.

Note 17 - Fair Value
The following tables present the fair value hierarchy for those assets and liabilities on the Consolidated Balance Sheet measured at fair value on a recurring basis as of December 31, 2014 and 2013:

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$278.8	$155.6	$123.2	$—
Restricted cash	15.3	—	15.3	—
Short-term investments	8.4	—	8.4	—
Foreign currency hedges	12.4	—	12.4	—
Total Assets	$314.9	$155.6	$159.3	$—
Liabilities:
Foreign currency hedges	$0.3	$—	$0.3	$—
Total Liabilities	$0.3	$—	$0.3	$—

	December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$384.6	$320.4	$64.2	$—
Restricted cash	15.1	—	15.1	—
Short-term investments	13.9	—	13.9	—
Foreign currency hedges	0.9	—	0.9	—
Total Assets	$414.5	$320.4	$94.1	$—
Liabilities:
Foreign currency hedges	$9.3	$—	$9.3	$—
Total Liabilities	$9.3	$—	$9.3	$—
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
The Company does not believe it has significant concentrations of risk associated with the counterparts to its financial instruments.

Note 17 - Fair Value (continued)

The following table presents those assets measured at fair value on a nonrecurring basis for the year ended December 31, 2014 using Level 3 inputs:

	Carrying Value	Fair Value Adjustment	Fair Value
Long - lived assets held for sale:
Aerospace Overhaul business	$8.0	$(1.2)	$6.8
Total long-lived assets held for sale	$8.0	$(1.2)	$6.8

Long - lived assets held and used:
Goodwill	$92.5	$(86.3)	$6.2
Indefinite-lived intangible assets	14.2	(5.5)	8.7
Amortizable Intangible assets	4.4	(4.4)	—
Fixed assets	1.5	(1.5)	—
Total long-lived assets held and used	$112.6	$(97.7)	$14.9

During 2014, assets held for sale of $8.0 million and assets held and used of $112.6 million were written down to their fair value of $6.8 million and $14.9 million, respectively, and impairment charges of $1.2 million and $97.7 million, respectively, were included in earnings.

On September 8, 2014, the Company announced plans to restructure its Aerospace segment. In connection with the restructuring, the Company: 1) eliminated leadership positions and integrated substantially all aerospace activities into Mobile Industries under the direction of its Group President; 2) sold the assets of its aerospace engine overhaul business, located in Mesa, Arizona, prior to the end of the year; 3) evaluated strategic alternatives for its aerospace MRO parts business, also located in Mesa; and 4) plans to close its aerospace bearing facility located in Wolverhampton, U.K. by early 2016, rationalizing the capacity into existing facilities.

Assets held for sale of $8.0 million associated with the Company's aerospace engine overhaul business were written down to their fair value of $6.8 million, resulting in an impairment charge of $1.2 million. The fair value of these assets was based on the price that the Company expected to receive to sell these assets.

In conjunction with the above Aerospace announcement, the Company reviewed goodwill for impairment for its Aerospace Transmissions and Aerospace Aftermarket reporting units. Step one of the goodwill impairment test failed for both of these reporting units. Therefore, the Company conducted step two of the goodwill impairment test. The carrying value of goodwill for the Aerospace Transmissions reporting unit was $56.9 million, and the carrying value of the Aerospace Aftermarket reporting unit was $35.6 million. The implied fair value of goodwill for the Aerospace Transmissions reporting unit was $1.7 million, and the implied fair value of the Aerospace Aftermarket reporting unit was $4.5 million. As a result of the carrying value of goodwill for these two reporting units exceeding fair value, the Company recorded a pretax impairment charge of $86.3 million during the third quarter of 2014.

Indefinite-lived intangible assets that were classified as assets held and used associated with the Company's Aerospace Aftermarket reporting unit with a carrying value of $14.2 million were written down to their fair value of $8.7 million resulting in an impairment charge of $5.5 million. In conjunction with the above Aerospace announcement, the Company also reviewed indefinite-lived intangible assets within the Aerospace segment for impairment. The fair value for these intangible assets was based on a relief from royalty method.

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

Various items of property, plant and equipment, with a carrying value of $1.5 million, were written down to their fair value of zero, resulting in an impairment charge of $1.5 million. The fair value for these assets was based on the price that would be received in a current transaction to sell the assets on a standalone basis, considering the age and physical attributes of these items, as these assets had been idled.

Note 17 - Fair Value (continued)

During 2012, machinery and equipment associated with the manufacturing facility in St. Thomas with a carrying value of $10.4 million was written down to its fair value of $3.8 million, resulting in an impairment loss of $6.6 million. The fair value of these assets was based on the price that would be expected to be received in a current transaction to sell the assets on a standalone basis, considering the age and physical attributes of the equipment, compared to the cost of similar used equipment. The fair value of machinery and equipment was measured using Level 3 inputs.

Financial Instruments:
The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, net, accounts payable, trade, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, net, accounts payable, trade and short-term borrowings are a reasonable estimate of their fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $558.6 million and $474.5 million at December 31, 2014 and 2013, respectively. The carrying value of this debt was $521.4 million and $441.6 million at December 31, 2014 and 2013, respectively.

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

The Company does not purchase or hold any derivative financial instruments for trading purposes. As of December 31, 2014 and 2013, the Company had approximately $194 million and $517 million, respectively, of outstanding foreign currency forward contracts at notional value. Refer to Note 17 – Fair Value for the fair value disclosure of derivative financial instruments.

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

Note 18 - Derivative Instruments and Hedging Activities (continued)

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

Note 19 - Research and Development
The Company performs research and development under Company-funded programs and under contracts with the federal government and others. Expenditures committed to research and development amounted to $38.8 million, $39.3 million and $45.7 million in 2014, 2013 and 2012, respectively. Of these amounts, $0.3 million, $0.4 million and $0.8 million, respectively, were funded by others. Expenditures may fluctuate from year-to-year depending on special projects and needs.

Note 20 - Continued Dumping and Subsidy Offset Act (CDSOA)

CDSOA provides for distribution of monies collected by U.S. Customs and Border Protection (U.S. Customs) from antidumping cases to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and people. The Company reported CDSOA expense of $2.3 million and $2.8 million, in 2014 and 2013, respectively, and income of $108.0 million in 2012.

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

Note 21 - Subsequent Events
On January 22, 2015, the Company entered into an agreement pursuant to which the Plan purchased a group annuity contract from Prudential to pay future pension benefits for approximately 5,000 U.S. Timken retirees. The Company has transferred approximately $600 million of the Company's pension obligations and approximately $635 million of pension assets to Prudential. The Company expects to incur pension settlement charges of approximately $220 million during the first half of 2015 in connection with this group annuity purchase.

Note 22 - Quarterly Financial Data
(Unaudited)

	2014
	1st	2nd	3rd	4th	Total
Net sales	$736.8	$789.2	$788.0	$762.2	$3,076.2
Gross profit (1)	218.1	233.6	225.5	220.8	898.0
Impairment and restructuring charges (2)	3.2	5.4	99.4	5.4	113.4
Pension settlement charges (3)	0.7	—	—	33.0	33.7
Income (loss) from continuing operations	60.3	57.6	(10.2)	41.6	149.3
Income (loss) from discontinued operations	23.5	6.2	(11.0)	5.3	24.0
Net income (loss) (4)	83.8	63.8	(21.2)	46.9	173.3
Net income attributable to noncontrolling interests	0.3	1.1	0.7	0.4	2.5
Net income (loss) attributable to The Timken Company	83.5	62.7	(21.9)	46.5	170.8
Net income (loss) per share - Basic:
Income (loss) from continuing operations	0.64	0.62	(0.12)	0.46	1.62
Income (loss) from discontinuing operations	0.26	0.07	(0.12)	0.06	0.27
Total net income (loss) per share	0.90	0.69	(0.24)	0.52	1.89
Net income (loss) per share - Diluted:
Income (loss) from continuing operations	0.64	0.61	(0.12)	0.46	1.61
Income (loss) from discontinued operations	0.26	0.07	(0.12)	0.06	0.26
Total net income (loss) per share	0.90	0.68	(0.24)	0.52	1.87
Dividends per share	0.25	0.25	0.25	0.25	1.00

	2013
	1st	2nd	3rd	4th	Total
Net sales	$763.2	$791.3	$731.4	$749.5	$3,035.4
Gross profit	218.9	239.6	202.0	207.9	868.4
Impairment and restructuring charges (5)	1.2	1.5	2.2	3.8	8.7
Pension settlement charges (6)	—	5.2	1.5	0.5	7.2
Income from continuing operations	51.5	55.4	34.8	33.8	175.5
Income from discontinued operations	23.4	27.5	17.7	18.9	87.5
Net income (7)	74.9	82.9	52.5	52.7	263.0
Net income (loss) attributable to noncontrolling interests	(0.2)	0.1	0.3	0.1	0.3
Net income attributable to The Timken Company	75.1	82.8	52.2	52.6	262.7
Net income per share - Basic:
Income from continuing operations	0.54	0.58	0.36	0.36	1.84
Income from discontinuing operations	0.24	0.28	0.19	0.20	0.92
Total net income per share	$0.78	$0.86	$0.55	$0.56	$2.76
Net income per share - Diluted:
Income from continuing operations	0.53	0.57	0.36	0.35	1.82
Income from discontinued operations	0.24	0.29	0.18	0.20	0.92
Total net income per share	$0.77	$0.86	$0.54	$0.55	$2.74
Dividends per share	$0.23	$0.23	$0.23	$0.23	$0.92
Earnings per share are computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

Note 22 - Quarterly Financial Data (continued)

(1)	Gross profit for the third quarter of 2014 included an inventory valuation adjustment of $18.7 million related to the Company's Mobile Industries segment.

(2)
Impairment and restructuring charges for the second quarter of 2014 included severance and related benefits of $2.8 million, exit costs of $1.8 million and impairment charges of $0.8 million. Impairment and restructuring charges for the third quarter of 2014 included impairment charges of $98.0 million, severance and related benefits of $1.3 million and exit costs of $0.1 million. The impairment charges primarily related to the impairment of goodwill and intangible assets for two of the Company's Aerospace reporting units. Impairment and restructuring charges for the fourth quarter of 2014 included severance and related benefits of $4.4 million and exits costs of $1.0 million.

(3)
Pension settlement charges for the fourth quarter of 2014 primarily related to the settlement of approximately $110 million of pension obligation for one of the Company's U.S. defined benefit pension plans.

(4)	Net income for the first quarter of 2014 included a gain of $22.6 million on the sale of real estate in Sao Paulo.

(5)
Impairment and restructuring charges for the fourth quarter of 2013 included severance and related benefit costs of $5.6 million, impairment charges of $0.1 million and a favorable adjustment for exit costs of $1.9 million.

(6)	Pension settlement charges for the second quarter of 2013 related to the settlement of pension obligations for one of the Company's Canadian defined benefit pension plans.

(7)	Net income for the fourth quarter of 2013 included a gain of $5.4 million on the sale of real estate in Sao Paulo.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of The Timken Company and subsidiaries

We have audited the accompanying consolidated balance sheets of The Timken Company and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Timken Company and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Timken Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
March 2, 2015

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
There have been no changes during the Company’s fourth quarter of 2014 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Timken management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment under COSO’s “Internal Control-Integrated Framework (2013 framework),” management believes that, as of December 31, 2014, Timken’s internal control over financial reporting is effective.
Ernst & Young LLP, independent registered public accounting firm, has issued an audit report on our assessment of Timken’s internal control over financial reporting as of December 31, 2014, which is presented below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of The Timken Company and subsidiaries

We have audited The Timken Company and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Timken Company and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, The Timken Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Timken Company and subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated March 2, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio
March 2, 2015

Item 9B. Other Information
Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
Required information is set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement filed in connection with the annual meeting of shareholders to be held on or about May 7, 2015 (the "Proxy Statement"), and is incorporated herein by reference. Information regarding the executive officers of the registrant is included in Part I hereof. Information regarding the Company’s Audit Committee and its Audit Committee Financial Expert is set forth under the caption “Audit Committee” in the Proxy Statement, and is incorporated herein by reference.

The General Policies and Procedures of the Board of Directors of the Company and the charters of its Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are also available on the Company’s website at www.timken.com/investors/governance and are available to any shareholder upon request to the General Counsel. The information on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K.

The Company has adopted a code of ethics that applies to all of its employees, including its principal executive officer, principal financial officer and principal accounting officer, as well as its directors. The Company’s code of ethics, The Timken Company Standards of Business Ethics Policy, is available on its website at www.timken.com/investors/governance. The Company intends to disclose any amendment to, or waiver from, its code of ethics by posting such amendment or waiver, as applicable, on its website.

Item 11. Executive Compensation
Required information is set forth under the captions “Compensation Discussion and Analysis,” “2014 Summary Compensation Table,” “2014 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2014 Year-End,” “2014 Option Exercises and Stock Vested,” “Pension Benefits,” “2014 Pension Benefits Table,” “2014 Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change-in-Control,” “Director Compensation,” “Compensation Committee,” and “Compensation Committee Report” in the Proxy Statement, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Required information, including with respect to institutional investors owning more than 5% of the Company’s common shares, is set forth under the caption “Beneficial Ownership of Common Stock” in the Proxy Statement, and is incorporated herein by reference.

Required information is set forth under the caption “Equity Compensation Plan Information” in the Proxy Statement, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Required information is set forth under the caption “Election of Directors” in the Proxy Statement, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
Required information regarding fees paid to and services provided by the Company’s independent auditor during the years ended December 31, 2014 and 2013 and the pre-approval policies and procedures of the Audit Committee of the Company’s Board of Directors is set forth under the caption “Auditors” in the Proxy Statement, and is incorporated herein by reference.

PART IV.

Item 15. Exhibits and Financial Statement Schedules
(a)(1) - Financial Statements are included in Part II, Item 8 of the Annual Report on Form 10-K.
(a)(2) - Schedule II - Valuation and Qualifying Accounts is submitted as a separate section of this report. Schedules I, III, IV and V are not applicable to the Company and, therefore, have been omitted.
(a)(3) Listing of Exhibits

Exhibit

(2.1)
Separation and Distribution Agreement between The Timken Company and TimkenSteel Corporation, dated as of June 30, 2014 was filed on July 3, 2014 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

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

(4.2)
First Amendment to Credit Agreement and Waiver, dated as of November 6, 2013, by and among: The Timken Company, together with certain of its subsidiaries as Guarantors; Bank of America, N.A. and KeyBank National Association as Co-Administrative Agents and the other Lenders party thereto, was filed on February 28, 2014 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(4.3)
Second Amendment to Credit Agreement, dated as of June 13, 2014, by and among: The Timken Company, together with certain of its subsidiaries as Guarantors; Bank of America, N.A. and KeyBank National Association as Co-Administrative Agents and the other Lenders party thereto, was filed on August 11, 2014 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

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

(4.7)
Indenture, dated as of August 20, 2014, by and between The Timken Company and The Bank of New York Mellon Trust Company, N.A., was filed on August 20, 2014 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(4.8)
The Company is also a party to agreements with respect to other long-term debt in total amount less than 10% of the Registrant's consolidated total assets. The Registrant agrees to furnish a copy of such agreements upon request.

(4.9)
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

(4.13)
Amendment No. 1 to Receivables Sale Agreement dated as of November 30, 2012 between MPB Corporation and Timken Receivables Corporation was filed on November 30, 2012 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(4.14)
Amendment No. 1 to Amended and Restated Receivables Sale Agreement dated as of April 30, 2014 between Timken Receivables Corporation, The Timken Corporation, the Purchasers from time to time parties thereto and the Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch was filed on May 1, 2014 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(4.15)
Amendment No. 2 to Second Amended and Restated Receivables Sale Agreement dated as of April 30, 2014 between Timken Receivables Corporation and The TImken Corporation was filed on May 1, 2014 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

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

(10.40)
Form of Time-Based Restricted Stock Unit Agreement (Cliff Vesting) entered into with key employees was filed on February 28, 2014 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.41)	Form of Associate Non-Compete Agreement entered into with key employees was filed on December 3, 2012 with Form 10-Q/A (Commission File No. 1-1169) and is incorporated herein by reference.

(10.42)
Employee Matters Agreement between The Timken Company and TimkenSteel Corporation, dated June 30, 2014 was filed on July 3, 2014 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.43)
Tax Sharing Agreement by and between The Timken Company and TimkenSteel Corporation, dated June 30, 2014 was filed on July 3, 2014 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.44)
Transition Services Agreement between The Timken Company and TimkenSteel Corporation, dated June 30, 2014 was filed on July 3, 2014 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.45)
Trademark License Agreement between The Timken Company and TimkenSteel Corporation, dated June 30, 2014 was filed on July 3, 2014 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.46)
Noncompetition Agreement between The Timken Company and TimkenSteel Corporation, dated June 30, 2014 was filed on July 3, 2014 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.47)
Registration Rights Agreement between The Timken Company and TimkenSteel Corporation, dated August 20, 2014 was filed on August 20, 2014 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

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

(101)
Financial statements from the Annual Report on Form 10-K of The Timken Company for the year ended December 31, 2014, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders' Equity and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE TIMKEN COMPANY

By: /s/ Richard G. Kyle	By: /s/ Philip D. Fracassa
Richard G. Kyle	Philip D. Fracassa
President, Chief Executive Officer and Director	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)
Date: March 2, 2015	Date: March 2, 2015

By: /s/ J. Ted Mihaila
J. Ted Mihaila
Senior Vice President and Controller
(Principal Accounting Officer)
Date: March 2, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Maria A. Crowe *	By: /s/ John P. Reilly *
Maria A. Crowe, Director	John P. Reilly, Director
Date: March 2, 2015	Date: March 2, 2015

By: /s/ Richard G. Kyle *	By: /s/ Frank C. Sullivan *
Richard G. Kyle, Director	Frank C. Sullivan, Director
Date: March 2, 2015	Date: March 2, 2015

By: /s/ John A. Luke, Jr.*	By: /s/ John M. Timken, Jr.*
John A. Luke, Jr., Director	John M. Timken, Jr., Director
Date: March 2, 2015	Date: March 2, 2015

By: /s/ Christopher L. Mapes*	By: /s/ Ward J. Timken, Jr.*
Christopher L. Mapes, Director	Ward J. Timken, Jr., Director
Date: March 2, 2015	Date: March 2, 2015

By: /s/ Ajita G. Rajendra*	By: /s/ Jacqueline F. Woods *
Ajita G. Rajendra, Director	Jacqueline F. Woods, Director
Date: March 2, 2015	Date: March 2, 2015

By: /s/ Joseph W. Ralston *	* By: /s/ Philip D. Fracassa
Joseph W. Ralston, Director	Philip D. Fracassa, attorney-in-fact
Date: March 2, 2015	By authority of Power of Attorney
filed as Exhibit 24 hereto
Date: March 2, 2015

Schedule II—Valuation and Qualifying Accounts
The Timken Company and Subsidiaries

Allowance for uncollectible accounts:	2014	2013	2012
Balance at Beginning of Period	$10.1	$11.0	$16.6
Additions:
Charged to Costs and Expenses (1)	2.7	2.4	8.5
Charged to Other Accounts (2)	(0.5)	—	(0.6)
Deductions (3)	(1.4)	3.3	13.5
Balance at End of Period	$13.7	$10.1	$11.0

Allowance for surplus and obsolete inventory:	2014	2013	2012
Balance at Beginning of Period	$18.4	$19.0	$28.7
Additions:
Charged to Costs and Expenses (4)	28.0	10.5	9.3
Charged to Other Accounts (2)	(5.7)	0.2	1.2
Deductions (5)	27.9	11.3	20.2
Balance at End of Period	$12.8	$18.4	$19.0

Valuation allowance on deferred tax assets:	2014	2013	2012
Balance at Beginning of Period	$177.0	$164.0	$162.4
Additions
Charged to Costs and Expenses (6)	14.4	32.1	13.8
Charged to Other Accounts (7)	(10.0)	(4.5)	8.8
Deductions (8)	36.0	14.6	21.0
Balance at End of Period	$145.4	$177.0	$164.0

(1)	Provision for uncollectible accounts included in expenses.

(2)	Currency translation and change in reserves due to acquisitions, net of divestitures.

(3)	Actual accounts written off against the allowance—net of recoveries.

(4)
Provisions for surplus and obsolete inventory included in expenses. Higher Obsolete and Surplus Inventory expenses in 2014 were a result of an inventory adjustment of $18.7 million in the third quarter that was recorded as a result of the announcement to exit the engine overhaul business, as well as other product lines, and lower than expected future sales. The Company sold or disposed of this excess inventory during the fourth quarter of 2014

(5)	Inventory items written off against the allowance.

(6)	Increase in valuation allowance is recorded as a component of the provision for income taxes.

(7)	Includes valuation allowances recorded against other comprehensive income/loss or goodwill.

(8)	Amount primarily relates to the reversal of valuation allowances due to the realization of net operating loss carryforwards.