Form 10-Q
period 2015-03-31
TIMKEN CO
filed 2015-05-01
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number: 1-1169

THE TIMKEN COMPANY
(Exact name of registrant as specified in its charter)

OHIO	34-0577130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4500 Mount Pleasant Street NW North Canton, Ohio	44720-5450
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2015
Common Shares, without par value	86,393,845 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE TIMKEN COMPANY AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2015	2014
(Dollars in millions, except per share data)
Net sales	$722.5	$736.8
Cost of products sold	520.0	518.7
Gross Profit	202.5	218.1
Selling, general and administrative expenses	128.5	141.8
Impairment and restructuring charges	6.2	3.2
Pension settlement charges	215.2	0.7
Operating (Loss) Income	(147.4)	72.4
Interest expense	(8.0)	(5.5)
Interest income	0.7	1.0
Gain on sale of real estate	—	22.6
Other expense, net	(1.4)	(2.2)
(Loss) Income From Continuing Operations Before Income Taxes	(156.1)	88.3
(Benefit) provision for income taxes	(21.3)	28.0
(Loss) Income From Continuing Operations	(134.8)	60.3
Income from discontinued operations, net of income taxes	—	23.5
Net (Loss) Income	(134.8)	83.8
Less: Net income attributable to noncontrolling interest	0.4	0.3
Net (Loss) Income attributable to The Timken Company	$(135.2)	$83.5

Amounts attributable to The Timken Company's Common Shareholders
(Loss) income from continuing operations	$(135.2)	$60.0
Income from discontinued operations, net of income taxes	—	23.5
Net (loss) income attributable to The Timken Company	$(135.2)	$83.5

Net (Loss) Income per Common Share attributable to The Timken Company Common Shareholders
(Loss) earnings per share - Continuing Operations	$(1.54)	$0.64
Earnings per share - Discontinued Operations	—	0.26
Basic (loss) earnings per share	$(1.54)	$0.90

Diluted (loss) earnings per share - Continuing Operations	$(1.54)	$0.64
Diluted earnings per share - Discontinued Operations	—	0.26
Diluted (loss) earnings per share	$(1.54)	$0.90

Dividends per share	$0.25	$0.25
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2015	2014
(Dollars in millions)

Net (Loss) Income	$(134.8)	$83.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(27.8)	(0.6)
Pension and postretirement liability adjustment	105.1	13.2
Other comprehensive income (loss), net of tax	77.3	12.6
Comprehensive (Loss) Income, net of tax	(57.5)	96.4
Less: comprehensive income attributable to noncontrolling interest	0.4	0.8
Comprehensive (Loss) Income attributable to The Timken Company	$(57.9)	$95.6
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	(Unaudited)
	March 31, 2015	December 31, 2014
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$154.4	$278.8
Restricted cash	14.8	15.3
Accounts receivable, less allowances (2015 – $13.3 million; 2014 – $13.7 million)	491.5	475.7
Inventories, net	580.3	585.5
Deferred income taxes	49.1	49.9
Deferred charges and prepaid expenses	27.0	25.2
Other current assets	46.7	51.5
Total Current Assets	1,363.8	1,481.9

Property, Plant and Equipment, net	760.2	780.5

Other Assets
Goodwill	256.6	259.5
Non-current pension assets	109.6	176.2
Other intangible assets	230.1	239.8
Deferred income taxes	35.9	11.2
Other non-current assets	64.2	52.3
Total Other Assets	696.4	739.0
Total Assets	$2,820.4	$3,001.4

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$3.6	$7.4
Current portion of long-term debt	0.1	0.6
Accounts payable, trade	168.4	143.9
Salaries, wages and benefits	107.0	146.7
Income taxes payable	108.3	80.2
Other current liabilities	132.0	155.0
Total Current Liabilities	519.4	533.8

Non-Current Liabilities
Long-term debt	519.7	522.1
Accrued pension cost	158.1	165.9
Accrued postretirement benefits cost	137.8	141.8
Other non-current liabilities	69.2	48.7
Total Non-Current Liabilities	884.8	878.5

Shareholders’ Equity
Class I and II Serial Preferred Stock, without par value:
Authorized – 10,000,000 shares each class, none issued	—	—
Common stock, without par value:
Authorized – 200,000,000 shares
Issued (including shares in treasury) (2015 – 98,375,135 shares; 2014 – 98,375,135 shares)
Stated capital	53.1	53.1
Other paid-in capital	895.6	899.4
Earnings invested in the business	1,458.3	1,615.4
Accumulated other comprehensive loss	(405.2)	(482.5)
Treasury shares at cost (2015 – 11,981,290 shares; 2014 – 9,783,375 shares)	(598.8)	(509.2)
Total Shareholders’ Equity	1,403.0	1,576.2
Noncontrolling Interest	13.2	12.9
Total Equity	1,416.2	1,589.1
Total Liabilities and Shareholders’ Equity	$2,820.4	$3,001.4
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2015	2014
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net (loss) income attributable to The Timken Company	$(135.2)	$83.5
Net income from discontinued operations	—	(23.5)
Net income attributable to noncontrolling interest	0.4	0.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33.5	35.1
Impairment charges	2.7	—
(Gain) loss on sale of assets	0.3	(23.0)
Deferred income tax provision	(84.4)	—
Stock-based compensation expense	4.1	7.6
Excess tax benefits related to stock-based compensation	(1.0)	(2.4)
Pension and other postretirement expense	225.1	9.5
Pension contributions and other postretirement benefit payments	(6.9)	(17.6)
Changes in operating assets and liabilities:
Accounts receivable	(29.6)	(23.8)
Inventories	(12.8)	(19.9)
Accounts payable, trade	27.9	18.1
Other accrued expenses	(63.5)	(52.0)
Income taxes	54.7	11.1
Other, net	1.7	(4.3)
Net Cash Provided (Used) by Operating Activities - Continuing Operations	17.0	(1.3)
Net Cash Provided by Operating Activities - Discontinued Operations	—	41.5
Net Cash Provided by Operating Activities	17.0	40.2

Investing Activities
Capital expenditures	(19.7)	(19.1)
Proceeds from disposal of property, plant and equipment	2.8	5.8
Investments in short-term marketable securities, net	2.9	2.7
Other	—	0.3
Net Cash Used by Investing Activities - Continuing Operations	(14.0)	(10.3)
Net Cash Used by Investing Activities - Discontinued Operations	—	(34.7)
Net Cash Used by Investing Activities	(14.0)	(45.0)

Financing Activities
Cash dividends paid to shareholders	(21.9)	(23.1)
Purchase of treasury shares	(96.8)	(117.7)
Proceeds from exercise of stock options	1.1	3.6
Excess tax benefits related to stock-based compensation	1.0	2.4
Payments on long-term debt	(1.1)	(0.2)
Short-term debt activity, net	(3.6)	4.1
Decrease in restricted cash	0.5	—
Net Cash Used by Financing Activities	(120.8)	(130.9)
Effect of exchange rate changes on cash	(6.6)	(0.6)
Decrease In Cash and Cash Equivalents	(124.4)	(136.3)
Cash and cash equivalents at beginning of year	278.8	384.6
Cash and Cash Equivalents at End of Period	$154.4	$248.3
See accompanying Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions, except per share data)

Note 1 - Basis of Presentation
The accompanying Consolidated Financial Statements (unaudited) for The Timken Company (the Company) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by the accounting principles generally accepted in the United States (U.S. GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to the Consolidated Financial Statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Note 2 - Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill a contract. This new accounting guidance is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. However, on April 1, 2015, the FASB proposed a one-year deferral of this new accounting guidance, which would result in it being effective for annual periods beginning after December 15, 2017. The Company is currently evaluating the impact of adopting ASU 2014-09 on the Company's results of operations or financial condition.

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360)." ASU 2014-08 amends the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations or that have a major effect on the Company's operations and financial results should be presented as discontinued operations. ASU 2014-08 also requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. This new accounting guidance is effective for annual periods beginning after December 15, 2014. The adoption of this accounting guidance did not have any impact on the Company's results of operations or financial condition.

Note 3 - Discontinued Operations

On June 30, 2014, the Company completed the tax-free spinoff of its steel business (the Spinoff) into a separate independent publicly traded company, TimkenSteel Corporation (TimkenSteel). The Company's board of directors declared a distribution of all outstanding common shares of TimkenSteel through a dividend. At the close of business on June 30, 2014, the Company's shareholders received one common share of TimkenSteel for every two common shares of the Company they held as of the close of business on June 23, 2014.

In connection with the Spinoff, the Company and TimkenSteel entered into certain transitional relationships, including a commercial supply agreement for TimkenSteel to supply the Company with certain steel products and other relationships described in the section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 titled "Risks Relating to the Spinoff of TimkenSteel."

The operating results, net of tax, included one-time transaction costs of $11.5 million for the first quarter of 2014 in connection with the separation of the two companies. These costs primarily consisted of consulting and professional fees associated with preparing for and executing the Spinoff.

The following table presents the results of operations for TimkenSteel that have been reclassified to discontinued operations.

Three Months Ended March 31,
2014
Net sales	$367.7
Cost of goods sold	294.8
Gross profit	72.9
Selling, administrative and general expenses	20.2
Separation Costs	11.5
Other income, net	1.6
Income before income taxes	42.8
Income tax expense	(19.3)
Income from discontinued operations	$23.5

Note 4 - Inventories
The components of inventories were as follows:

	March 31, 2015	December 31, 2014
Manufacturing supplies	$25.4	$25.0
Raw materials	56.5	51.3
Work in process	214.9	219.3
Finished products	299.6	302.7
Subtotal	596.4	598.3
Allowance for obsolete and surplus inventory	(16.1)	(12.8)
Total Inventories, net	$580.3	$585.5

Inventories are valued at the lower of cost or market, with approximately 50% valued by the first-in, first-out (FIFO) method and the remaining 50% valued by the last-in, first-out (LIFO) method. The majority of the Company's domestic inventories are valued by the LIFO method and all of the Company's international (outside the United States) inventories are valued by the FIFO method.

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

The LIFO reserves at March 31, 2015 and December 31, 2014 were $201.6 million and $199.7 million, respectively. The Company recognized an increase in its LIFO reserve of $1.9 million during the first three months of 2015, compared to an increase in its LIFO reserve of $1.3 million during the first three months of 2014.

Note 5 - Property, Plant and Equipment
The components of property, plant and equipment were as follows:

	March 31, 2015	December 31, 2014
Land and buildings	$425.3	$428.8
Machinery and equipment	1,712.7	1,735.3
Subtotal	2,138.0	2,164.1
Accumulated depreciation	(1,377.8)	(1,383.6)
Property, Plant and Equipment, net	$760.2	$780.5

Depreciation expense for the three months ended March 31, 2015 and 2014 was $24.0 million and $30.7 million, respectively.

During the fourth quarter of 2014, the Company transferred approximately $45 million of capitalized software from property, plant and equipment to intangible assets. The Company did not reclassify the 2013 amounts to conform to the 2014 presentation because management of the Company determined the amount was immaterial to the 2013 Consolidated Balance Sheet. Depreciation expense on capitalized software for the three months ended March 31, 2014 was approximately $3.8 million.

Capitalized interest during the three months ended March 31, 2015 and 2014 was zero and $0.8 million, respectively.

In November 2013, the Company finalized the sale of its former manufacturing site in Sao Paulo, Brazil (Sao Paulo). The Company expects to receive approximately $31 million over a twenty-four month period, of which $23.6 million was received as of March 31, 2015. The total cost of this transaction, including the net book value of the real estate and broker's commissions, was approximately $3 million. The Company began recognizing the gain on the sale of this site using the installment method. In the first quarter of 2014, the Company changed to the full accrual method of recognizing the gain after it had received 25% of the total sales value. As a result, the Company recognized the remaining gain of $22.6 million ($19.5 million after tax) related to this transaction during the first quarter of 2014.

Note 6 - Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2015 were as follows:

	Mobile Industries	Process Industries	Total
Beginning balance	$89.6	$169.9	$259.5
Other	(0.7)	(2.2)	(2.9)
Ending balance	$88.9	$167.7	$256.6

“Other” primarily includes foreign currency translation adjustments.

The following table displays intangible assets as of March 31, 2015 and December 31, 2014:

	As of March 31, 2015			As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$160.7	$62.3	$98.4	$160.1	$59.0	$101.1
Know-how	32.2	5.5	26.7	33.4	5.1	28.3
Industrial license agreements	0.1	0.1	—	0.1	0.1	—
Land-use rights	8.7	4.8	3.9	8.7	4.7	4.0
Patents	2.1	2.0	0.1	2.3	2.0	0.3
Technology	36.7	12.3	24.4	37.0	11.9	25.1
Tradenames	4.8	2.9	1.9	5.4	3.0	2.4
PMA licenses	5.3	4.5	0.8	5.3	4.5	0.8
Non-compete agreements	3.3	3.0	0.3	3.5	3.2	0.3
Software	234.7	185.6	49.1	235.0	182.0	53.0
	$488.6	$283.0	$205.6	$490.8	$275.5	$215.3
Intangible assets not subject to amortization:
Tradenames	$15.8	$—	$15.8	$15.8	$—	$15.8
FAA air agency certificates	8.7	—	8.7	8.7	—	8.7
	$24.5	$—	$24.5	$24.5	$—	$24.5
Total intangible assets	$513.1	$283.0	$230.1	$515.3	$275.5	$239.8

Amortization expense for intangible assets was $9.5 million and $4.4 million for the three months ended March 31, 2015 and 2014, respectively. Amortization expense for intangible assets is estimated to be $33.2 million in 2015; $28.8 million in 2016; $25.0 million in 2017; $18.9 million in 2018; and $16.8 million in 2019.

Note 7 - Financing Arrangements
Short-term debt at March 31, 2015 and December 31, 2014 was as follows:

	March 31, 2015	December 31, 2014
Borrowings under variable-rate lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 5.13% to 5.89% at March 31, 2015 and interest rates ranging from 0.51% to 5.13% at December 31, 2014.	$3.6	$7.4
Short-term debt	$3.6	$7.4

The lines of credit for certain of the Company’s foreign subsidiaries provide for short-term borrowings up to $220.3 million. Most of these lines of credit are uncommitted. At March 31, 2015, the Company’s foreign subsidiaries had borrowings outstanding of $3.6 million and guarantees of $5.5 million, which reduced the availability under these facilities to $211.2 million.

On April 30, 2014, the Company reduced its aggregate borrowing available under its Amended and Restated Asset Securitization Agreement (Asset Securitization Agreement) from $200 million to $100 million. This agreement matures on November 30, 2015. Under the terms of the Asset Securitization Agreement, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary, that in turn uses the trade receivables to secure borrowings, which are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the Asset Securitization Agreement are limited by certain borrowing base calculations. Any amounts outstanding under the Asset Securitization Agreement would be reported in short-term debt in the Company’s Consolidated Balance Sheet. As of March 31, 2015, the Company had no outstanding borrowings under the Asset Securitization Agreement. However, certain borrowing base limitations reduced the availability of the Asset Securitization Agreement to $88.9 million at March 31, 2015. The cost of this facility, which is the commercial paper rate plus program fees, is considered a financing cost and is included in interest expense in the Consolidated Statements of Income.

Long-term debt at March 31, 2015 and December 31, 2014 was as follows:

	March 31, 2015	December 31, 2014
Fixed-rate Medium-Term Notes, Series A, mature at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	$175.0	$175.0
Fixed-rate Senior Unsecured Notes, maturing on September 1, 2024, with an interest rate of 3.875%	344.6	346.4
Other	0.2	1.3
	$519.8	$522.7
Less current maturities	0.1	0.6
Long-term debt	$519.7	$522.1

The Company has a $500 million Amended and Restated Credit Agreement (Senior Credit Facility), which matures on May 11, 2016. At March 31, 2015, the Company had no outstanding borrowings under the Senior Credit Facility. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At March 31, 2015, the Company was in full compliance with both of these covenants under the Senior Credit Facility.

On August 20, 2014, the Company issued $350 million of fixed-rated 3.875% senior unsecured notes that mature on September 1, 2024 (2024 Notes). The Company used the net proceeds from the issuance of the 2024 Notes to repay the Company's fixed-rate 6.00% senior unsecured notes that matured on September 15, 2014 and for general corporate purposes.

Note 8 - Equity

The changes in the equity components for the three months ended March 31, 2015 were as follows:

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Earnings Invested in the Business	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non- controlling Interest
Balance at December 31, 2014	$1,589.1	$53.1	$899.4	$1,615.4	$(482.5)	$(509.2)	$12.9
Net income	(134.8)			(135.2)			0.4
Foreign currency translation adjustment	(27.8)				(27.8)		—
Pension and postretirement liability adjustment (net of the income tax benefit of $60.3 million)	105.1				105.1
Dissolution of joint venture	(0.1)						(0.1)
Dividends – $0.25 per share	(21.9)			(21.9)
Excess tax benefit from stock compensation	1.0		1.0
Stock-based compensation expense	4.1		4.1
Stock purchased at fair market value	(96.8)					(96.8)
Stock option exercise activity	1.1		(3.8)			4.9
Restricted shares (issued) surrendered	—		(5.1)			5.1
Shares surrendered for taxes	(2.8)					(2.8)
Balance at March 31, 2015	$1,416.2	$53.1	$895.6	$1,458.3	$(405.2)	$(598.8)	$13.2

Note 9 - Accumulated Other Comprehensive Income (Loss)

The following table presents details about components of accumulated other comprehensive income (loss) for the three months ended March 31, 2015 and the three months ended March 31, 2014, respectively:

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2014	$(0.7)	$(481.0)	$(0.8)	$(482.5)
Other comprehensive (loss) income before reclassifications, before income tax	(27.8)	(60.1)	0.6	(87.3)
Amounts reclassified from accumulated other comprehensive income, before income tax	—	225.5	(0.6)	224.9
Income tax (benefit)	—	(60.3)	—	(60.3)
Net current period other comprehensive (loss) income, net of income taxes	(27.8)	105.1	—	77.3
Net current period comprehensive (loss) income, net of income taxes and non-controlling interest	(27.8)	105.1	—	77.3
Balance at March 31, 2015	$(28.5)	$(375.9)	$(0.8)	$(405.2)

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2013	$37.5	$(663.2)	$(0.4)	$(626.1)
Other comprehensive (loss) income before reclassifications, before income tax	(0.6)	(0.3)	(0.2)	(1.1)
Amounts reclassified from accumulated other comprehensive income, before income tax	—	20.3	0.2	20.5
Income tax (benefit)	—	(6.8)	—	(6.8)
Net current period other comprehensive (loss) income, net of income taxes	(0.6)	13.2	—	12.6
Non-controlling interest	(0.5)	—	—	(0.5)
Distribution of TimkenSteel	—	—		—
Net current period comprehensive (loss) income, net of income taxes and non-controlling interest	(1.1)	13.2	—	12.1
Balance at March 31, 2014	$36.4	$(650.0)	$(0.4)	$(614.0)

Other comprehensive (loss) income before reclassifications and income taxes includes the effect of foreign currency. The reclassification of the pension and postretirement liability adjustment included pension settlement charges of $213.6 million and was included in pension settlement charges in the Consolidated Statements of Income. The remaining reclassification of the pension and postretirement liability adjustment was included in costs of products sold and selling, general and administrative expenses in the Consolidated Statements of Income. The reclassification of the remaining components of accumulated other comprehensive (loss) income were included in other income (expense), net in the Consolidated Statements of Income.

Note 10 - Earnings Per Share

The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Numerator:
Net (loss) income from continuing operations attributable to The Timken Company	$(135.2)	$60.0
Less: undistributed earnings allocated to nonvested stock	—	0.1
Net (loss) income from continuing operations available to common shareholders for basic earnings per share and diluted earnings per share	$(135.2)	$59.9
Denominator:
Weighted average number of shares outstanding, basic	87,670,640	92,172,595
Effect of dilutive securities:
Stock options and awards based on the treasury stock method	—	807,549
Weighted average number of shares outstanding, assuming dilution of stock options and awards	87,670,640	92,980,144
Basic (loss) earnings per share from continuing operations	$(1.54)	$0.64
Diluted (loss) earnings per share from continuing operations	$(1.54)	$0.64

The exercise prices for certain stock options that the Company has awarded exceed the average market price of the Company’s common shares. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. During the three months ended March 31, 2015, all stock options were antidilutive as the Company experienced a loss from continuing operations. There were 904,555 antidilutive stock options outstanding during the three months ended March 31, 2014.

Note 11 - Segment Information

The primary measurement used by management to measure the financial performance of each segment is EBIT (earnings before interest and taxes).

	Three Months Ended March 31,
	2015	2014
Net sales to external customers:
Mobile Industries	$393.0	$421.7
Process Industries	329.5	315.1
	$722.5	$736.8

Segment EBIT:
Mobile Industries	$35.4	$64.3
Process Industries	45.2	48.2
Total EBIT, for reportable segments	$80.6	$112.5
Unallocated corporate expenses	(14.2)	(19.7)
Unallocated pension settlement charges	(215.2)	—
Interest expense	(8.0)	(5.5)
Interest income	0.7	1.0
(Loss) income from continuing operations before income taxes	$(156.1)	$88.3

Note 12 - Impairment and Restructuring Charges
Impairment and restructuring charges by segment are comprised of the following:

For the three months ended March 31, 2015:

	Mobile Industries	Process Industries	Total
Impairment charges	$0.1	$2.6	$2.7
Severance and related benefit costs	0.4	—	0.4
Exit costs	0.1	3.0	3.1
Total	$0.6	$5.6	$6.2

For the three months ended March 31, 2014:

	Mobile Industries	Process Industries	Total
Severance and related benefit costs	$1.8	$0.5	$2.3
Exit costs	0.3	0.6	0.9
Total	$2.1	$1.1	$3.2

The following discussion explains the impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above.

Mobile Industries

The Company incurred $0.4 million and $1.0 million of severance and related benefit costs related to the rationalization of one of its facilities in Europe during the first three months of 2015 and the first three months of 2014, respectively.

Process Industries

During the first three months of 2015, the Company recorded $3.0 million of exit costs related to the Company's termination of its relationship with one of its third-party sales representatives in Columbia.

In addition, the Company recorded impairment charges of $2.5 million related to one of the Company's repair businesses in the United States. See Note 16 - Fair Value for additional information on the impairment charges for the repair business.

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

The following is a rollforward of the consolidated restructuring accrual for the three months ended March 31, 2015 and the twelve months ended December 31, 2014:

	March 31, 2015	December 31, 2014
Beginning balance, January 1	$9.5	$10.8
Expense	3.5	14.5
Payments	(1.8)	(15.8)
Ending balance	$11.2	$9.5

The restructuring accrual at March 31, 2015 and December 31, 2014 was included in other current liabilities on the Consolidated Balance Sheets.

Note 13 - Retirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans. The amounts for the three months ended March 31, 2015 are based on calculations prepared by the Company's actuaries during the fourth quarter of 2014. The net periodic benefit cost recorded for the three months ended March 31, 2015 is the Company’s best estimate of each period’s proportionate share of the amounts to be recorded for the year ending December 31, 2015.

	US Plans		International Plans		Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$3.9	$7.3	$0.7	$0.6	$4.6	$7.9
Interest cost	13.0	32.0	3.1	5.0	16.1	37.0
Expected return on plan assets	(17.9)	(47.2)	(4.2)	(6.4)	(22.1)	(53.6)
Amortization of prior service cost	0.8	1.0	—	—	0.8	1.0
Amortization of net actuarial loss	9.6	17.0	1.3	1.5	10.9	18.5
Pension settlements	213.6	—	—	0.7	213.6	0.7
Less: discontinued operations	—	(4.5)	—	0.1	—	(4.4)
Net periodic benefit cost	$223.0	$5.6	$0.9	$1.5	$223.9	$7.1

On January 23, 2015, the Company entered into an agreement pursuant to which the Timken-Latrobe-MPB-Torrington Retirement Plan (the Plan) purchased a group annuity contract from Prudential Insurance Company of America (Prudential) that requires Prudential to pay and administer future pension benefits for approximately 5,000 U.S. Timken retirees. The Company transferred approximately $575 million of the Company's pension obligations and approximately $635 million of pension assets to Prudential in this transaction. In addition to the purchase of the group annuity contract, the Company had lump sum distributions of approximately $11 million to new retirees. As a result of the purchase of the group annuity contract and the lump sum distributions, the Company incurred pension settlement charges of $215.2 million, including professional fees of $1.6 million, for the three months ended March 31, 2015.

Note 14 - Postretirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s postretirement benefit plans. The amounts for the three months ended March 31, 2015 are based on calculations prepared by the Company's actuaries during the fourth quarter of 2014. The net periodic benefit cost recorded for the three months ended March 31, 2015 is the Company’s best estimate of each period’s proportionate share of the amounts to be recorded for the year ending December 31, 2015.

	Three Months Ended March 31,
	2015	2014
Components of net periodic benefit cost:
Service cost	$0.1	$0.7
Interest cost	2.7	6.1
Expected return on plan assets	(1.8)	(2.8)
Amortization of prior service cost (credit)	0.2	0.1
Less: discontinued operations	—	(1.7)
Net periodic benefit cost	$1.2	$2.4

Note 15 - Income Taxes

The Company's provision for income taxes in interim periods is computed by applying the estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior year tax liabilities, are recorded during the period(s) in which they occur.

	Three Months Ended March 31,
	2015	2014
(Benefit) provision for income taxes	$(21.3)	$28.0
Effective tax rate	13.6%	31.7%

The effective tax rate in the first quarter of 2015 (13.6%, or $21.3 million tax benefit on a loss of $156.1 million) decreased compared to the first quarter of 2014 (31.7%, or $28.0 million tax expense on income of $88.3 million).

In accordance with ASC Topic 740, "Income Taxes", the effective tax rate in the first quarter of 2015 was computed based on an expected annual effective tax rate of 15.3%, excluding discrete items. The expected effective tax rate of 15.3% is lower than the U.S. federal statutory rate of 35% primarily due to earnings in certain foreign jurisdictions where the effective tax rate is less than 35%, tax benefits related to foreign tax credits, U.S. state and local taxes and the U.S. manufacturing deduction. These factors were partially offset by U.S. taxation of foreign earnings, losses at certain foreign subsidiaries where no tax benefit could be recorded and certain discrete tax expenses. The discrete tax expenses recorded in the quarter offset the tax benefits recorded against the pretax loss, which resulted in an effective tax rate for the first quarter of 2015 of 13.6%.

The effective tax rate in the first quarter of 2014 was computed based on an expected annual effective tax rate of 31.6%, excluding discrete items. This effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to earnings in certain foreign jurisdictions where the effective tax rate is less than 35%, tax benefits related to foreign tax credits and the U.S. manufacturing deduction. These factors were partially offset by U.S. taxation of foreign earnings, U.S. state and local taxes and losses at certain foreign subsidiaries where no tax benefit could be recorded and certain discrete tax expenses. The discrete tax expenses recorded in the quarter increased the tax expense recorded against the pretax income, which resulted in an effective tax rate for the first quarter of 2014 of 31.7%.

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

The following tables present the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$154.4	$133.6	$20.8	$—
Restricted cash	14.8	—	14.8	—
Short-term investments	5.6	—	5.6	—
Foreign currency hedges	26.3	—	26.3	—
Total Assets	$201.1	$133.6	$67.5	$—
Liabilities:
Foreign currency hedges	$1.0	$—	$1.0	$—
Total Liabilities	$1.0	$—	$1.0	$—

	Balance at December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$278.8	$155.6	$123.2	$—
Restricted cash	15.3	—	15.3	—
Short-term investments	8.4	—	8.4	—
Foreign currency hedges	12.4	—	12.4	—
Total Assets	$314.9	$155.6	$159.3	$—
Liabilities:
Foreign currency hedges	$0.3	$—	$0.3	$—
Total Liabilities	$0.3	$—	$0.3	$—

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

The following table presents those assets measured at fair value on a nonrecurring basis for the first three months ended March 31, 2015 using Level 3 inputs:

	Carrying Value	Fair Value Adjustment	Fair Value
Long - lived assets held for sale:
Repair business	$5.2	$(2.5)	$2.7
Total long-lived assets held for sale	$5.2	$(2.5)	$2.7

Long - lived assets held and used:
Fixed assets	$0.7	$(0.2)	$0.5
Total long-lived assets held and used	$0.7	$(0.2)	$0.5

Assets held for sale of $5.2 million associated with one of the Company's repair businesses in the United States were written down to their fair value of $2.7 million, resulting in an impairment charge of $2.5 million. The fair value of these assets was based on the price that the Company expects to receive from a sale of these assets.

Various items of property, plant and equipment, with a carrying value of $0.7 million, were written down to their fair value of $0.5 million, resulting in an impairment charge of $0.2 million. The fair value for these assets was based on the price that would be received in a current transaction to sell the assets on a standalone basis, considering the age and physical attributes of these items, as these assets had been idled.

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, net, accounts payable, trade, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, net, accounts payable, trade and short-term borrowings are a reasonable estimate of their fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $568.7 million and $558.6 million at March 31, 2015 and December 31, 2014, respectively. The carrying value of this debt was $519.6 million and $521.4 million at March 31, 2015 and December 31, 2014, respectively. The fair value of long-term fixed-debt was measured using Level 2 inputs.

Note 17 - Derivative Instruments and Hedging Activities
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

The Company does not purchase or hold any derivative financial instruments for trading purposes. As of March 31, 2015 and December 31, 2014, the Company had approximately $224.2 million and $194.1 million, respectively, of outstanding foreign currency forward contracts at notional value. Refer to Note 16 – Fair Value for the fair value disclosure of derivative financial instruments.

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

Purpose for Derivative Instruments not Designated as Hedging Instruments:
For derivative instruments that are not designated as hedging instruments, the instruments are typically forward contracts.  In general, the practice is to reduce volatility by selectively hedging transaction exposures including intercompany loans, accounts payable and accounts receivable.   Intercompany loans between entities with different functional currencies are typically hedged with a forward contract at the inception of loan with a maturity date at the maturity of the loan.  The revaluation of these contracts, as well as the revaluation of the underlying balance sheet items, is recorded directly to the income statement so the adjustment generally offsets the revaluation of the underlying balance sheet items to protect cash payments and reduce income statement volatility.

The following table presents the fair value and location of all assets and liabilities associated with the Company's hedging instruments within the Consolidated Balance Sheets.

		Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value at 3/31/15	Fair Value at 12/31/14	Fair Value at 3/31/15	Fair Value at 12/31/14
Foreign currency forward contracts	Other non-current assets/liabilities	$0.6	$0.6	$0.1	$—
Total derivatives designated as hedging instruments		0.6	0.6	0.1	—

Derivatives not designated as hedging instruments
Foreign currency forward contracts	Other non-current assets/liabilities	25.7	11.8	0.9	0.3

Total Derivatives		$26.3	$12.4	$1.0	$0.3

The following tables present the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Amount of gain or (loss) recognized in Other Comprehensive Income (OCI) on derivative		Amount of gain or (loss) reclassified from Accumulated Other Comprehensive Income (AOCI) into income (effective portion)
	March 31,		March 31,
Derivatives in cash flow hedging relationships	2015	2014	2015	2014
Foreign currency forward contracts	$0.6	$(0.2)	$0.7	$(0.2)
Interest rate swaps	—	—	(0.1)	—
Total	$0.6	$0.6	$0.6	$(0.2)

		Amount of gain or (loss) recognized in income on derivative
		March 31,
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivative	2015	2014
Foreign currency forward contracts	Other (expense) income, net	$13.4	$4.2
Total		$13.4	$4.2

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Overview

Introduction:

The Timken Company engineers, manufactures and markets bearings, transmissions, gearboxes, chain and related products and offers a spectrum of power system rebuild and repair services around the world. The Company’s growing product and services portfolio features many strong industrial brands, such as Timken, Fafnir, Philadelphia Gear, Drives and Interlube. Timken today applies its deep knowledge of metallurgy, tribology and power transmission across the broad spectrum of bearings and related systems to improve the reliability and efficiency of machinery and equipment all around the world. Known for its quality products and collaborative technical sales model, Timken focuses on providing value to diverse markets worldwide through both original equipment manufacturers (OEMs) and aftermarket channels. With approximately 16,000 people operating in 28 countries, Timken makes the world more productive and keeps industry in motion. The Company operates under two segments: (1) Mobile Industries and (2) Process Industries. The following further describes these business segments:

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

The following items highlight the Company's most recent accomplishments:

•
On January 23, 2015, the Company entered into an agreement pursuant to which one of its U.S. defined benefit pension plans purchased a group annuity contract from Prudential that requires Prudential to pay and administer future pension benefits for approximately 5,000 U.S. Timken retirees. The Company transferred approximately $575 million of the Company's pension obligations and approximately $635 million of pension assets to Prudential in this transaction. As a result of the purchase of the group annuity contract, as well as lump sum distributions to new retirees, the Company incurred pension settlement charges of $215.2 million for the first quarter of 2015. Refer to Note 13 - Retirement Benefit Plans for additional information on the pension settlement charge.

•
In March 2015, the Company opened a new 27,000-square-foot, state-of-the-art gear drive manufacturing facility in Houston, Texas. The opening of this facility enables the Company to serve customers in the power generation, oil and gas exploration, refining and pipeline/pumping industries that require reliable, high-speed enclosed gearboxes to keep pumps, compressors and generators operating in harsh conditions.

Overview:

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Net sales	$722.5	$736.8	$(14.3)	(1.9)%
(Loss) income from continuing operations	(134.8)	60.3	(195.1)	(323.5)%
Income from discontinued operations	—	23.5	(23.5)	(100.0)%
Net income attributable to noncontrolling interest	0.4	0.3	0.1	33.3%
Net (loss) income attributable to The Timken Company	$(135.2)	$83.5	$(218.7)	(261.9)%
Diluted (loss) earnings per share:
Continuing operations	$(1.54)	$0.64	$(2.18)	(340.6)%
Discontinued operations	—	0.26	(0.26)	(100.0)%
Diluted (loss) earnings per share	$(1.54)	$0.90	$(2.44)	(271.1)%
Average number of shares – diluted	87,670,640	92,980,144	—	(5.7)%

The decrease in sales for the first quarter of 2015 compared to the first quarter of 2014 was primarily due to the impact of foreign currency, partially offset by higher volume within the Process Industries segment. The Company's net income from continuing operations for the first quarter of 2015 was lower than the first quarter of 2014 primarily due to non-cash pension settlement charges recorded during the first quarter of 2015 and the gain on the sale of real estate in Sao Paulo in the first quarter of 2014, as well as unfavorable sales mix and the impact of foreign currency. These factors were partially offset by lower selling, general and administrative expenses and the impact of higher volume. The decrease in net income from discontinued operations for the first quarter of 2015 compared to the first quarter of 2014 was due to the Spinoff on June 30, 2014.

Outlook:

The Company expects 2015 full-year sales to decrease approximately 4% compared to 2014, primarily driven by the impact of currency-rate changes, partially offset by higher demand of approximately 1% driven primarily by the Process Industries segment. The Company's earnings from continuing operations are expected to be lower in 2015 compared to 2014, primarily due to the settlement of certain U.S. pension obligations and the effects of foreign-currency changes, partially offset by lower impairment charges and the impact of higher volume.

The Company expects to generate operating cash from continuing operations of approximately $310 million in 2015, an increase of approximately $30 million, or 10%, compared to 2014, as the Company anticipates higher income from continuing operations, excluding non-cash pension settlement and impairment charges. Pension contributions are expected to be approximately $15 million in 2015, compared to $21.1 million in 2014. The Company expects capital expenditures to be approximately 4% of sales in 2015, compared to 4.2% of sales in 2014.

The Statement of Income

Sales by Segment:

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Mobile Industries	$393.0	$421.7	$(28.7)	(6.8)%
Process Industries	329.5	315.1	14.4	4.6%
Total Company	$722.5	$736.8	$(14.3)	(1.9)%

Net sales decreased for the first quarter of 2015, compared to the first quarter of 2014, primarily due to the effect of foreign currency of approximately $35 million, partially offset by higher volume of approximately $15 million and the impact of acquisitions of approximately $5 million. The higher volume was primarily driven by the Process Industries segment.

Gross Profit:

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Gross profit	$202.5	$218.1	$(15.6)	(7.2)%
Gross profit % to net sales	28.0%	29.6%		(160) bps

Gross profit decreased in the first quarter of 2015 compared to the first quarter of 2014 primarily due to the effect of foreign currency of approximately $15 million and unfavorable sales mix of approximately $10 million. These factors were partially offset by higher volume of $10 million.

Selling, General and Administrative Expenses:

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Selling, general and administrative expenses	$128.5	$141.8	$(13.3)	(9.4)%
Selling, general and administrative expenses % to net sales	17.8%	19.2%		(140) bps

The decrease in selling, general and administrative expenses in the first quarter of 2015 compared to the first quarter of 2014 was primarily due to lower incentive compensation expense of $5 million, the impact of foreign currency of approximately $5 million, and other net cost reductions of approximately $3 million.

Impairment and Restructuring:

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Impairment charges	$2.7	$—	$2.7	NM
Severance and related benefit costs	0.4	2.3	(1.9)	(82.6)%
Exit costs	3.1	0.9	2.2	244.4%
Total	$6.2	$3.2	$3.0	93.8%

Impairment and restructuring charges of $6.2 million in the first quarter of 2015 were primarily due to exit costs of $3.0 million related to the Company's termination of its relationship with one of its third-party sales representatives in Colombia and impairment charges of $2.5 million related to one of the Company's repair businesses in the United States. Impairment and restructuring charges of $3.2 million in the first quarter of 2014 were primarily due to the recognition of severance and related benefit costs of $1.2 million related to initiatives to reduce headcount in the bearings and power transmission business and severance and related benefit costs of $1.0 million related to the rationalization of one of its facilities in Europe.

Pension Settlement Charges:

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Pension settlement charges	$215.2	$0.7	$214.5	NM

Pension settlement charges recorded in the first quarter of 2015 were primarily due to an agreement pursuant to which one of the Company's U.S. defined benefit pension plans purchased a group annuity contract from Prudential that requires Prudential to pay and administer future pension benefits for approximately 5,000 U.S. Timken retirees. The Company transferred approximately $575 million of the Company's pension obligations and approximately $635 million of pension assets to Prudential in this transaction. In addition to the purchase of the group annuity contract, the Company made lump sum distributions of approximately $11 million to new retirees. As a result of the purchase of the group annuity contract and the lump sum distributions, the Company incurred pension settlement charges of $215.2 million during the first quarter of 2015. Pension settlement charges recorded in the first quarter of 2014 related to the settlement of pension obligations for one of the Company's Canadian defined benefit pension plans as a result of the closure of the Company's manufacturing facility in St. Thomas, Ontario, Canada.

Interest Income (Expense):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Interest (expense)	$(8.0)	$(5.5)	$(2.5)	45.5%
Interest income	$0.7	$1.0	$(0.3)	(30.0)%

Interest expense for the first quarter of 2015 increased compared to the first quarter of 2014 primarily due to lower capitalized interest. Interest income for the first quarter of 2015 decreased compared to the first quarter of 2014 primarily due to lower interest income recognized on the deferred payments related to the sale of real estate in Sao Paulo.

Other Income (Expense):

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Gain on sale of real estate in Brazil	$—	$22.6	$(22.6)	(100.0)%
Other expense, net	(1.4)	(2.2)	0.8	(36.4)%
Total other income (expense)	$(1.4)	$20.4	$(21.8)	(106.9)%

During the first quarter of 2014, the Company recognized a gain of $22.6 million related to the sale of real estate in Sao Paulo. Refer to Note 5 - Property, Plant and Equipment for additional information on the gain.

Income Tax Expense:

	Three Months Ended March 31,
	2015	2014	$ Change	Change
Income tax (benefit) expense	$(21.3)	$28.0	$(49.3)	(176.1)%
Effective tax rate	13.6%	31.7%	—	(1,810)	bps

The effective tax rate in the first quarter of 2015 (13.6%, or $21.3 million tax benefit on a loss of $156.1 million) decreased compared to the first quarter of 2014 (31.7%, or $28.0 million tax expense on income of $88.3 million).

In accordance with ASC Topic 740, "Income Taxes", the effective tax rate in the first quarter of 2015 was computed based on an expected annual effective tax rate of 15.3%, excluding discrete items. The expected effective tax rate of 15.3% is lower than the U.S. federal statutory rate of 35% primarily due to earnings in certain foreign jurisdictions where the effective tax rate is less than 35%, tax benefits related to foreign tax credits, U.S. state and local taxes and the U.S. manufacturing deduction. These factors were partially offset by U.S. taxation of foreign earnings, losses at certain foreign subsidiaries where no tax benefit could be recorded, and certain discrete tax expenses. The discrete tax expenses recorded in the quarter offset the tax benefits recorded against the pretax loss which resulted in an effective tax rate for the first quarter of 2015 of 13.6%.

The effective tax rate in the first quarter of 2014 was computed based on an expected annual effective tax rate of 31.6%, excluding discrete items. This effective tax rate is lower than the U.S. federal statutory rate of 35% primarily due to earnings in certain foreign jurisdictions where the effective tax rate is less than 35%, tax benefits related to foreign tax credits and the U.S. manufacturing deduction. These factors were partially offset by U.S. taxation of foreign earnings, U.S. state and local taxes and losses at certain foreign subsidiaries where no tax benefit could be recorded and certain discrete tax expenses. The discrete tax expenses recorded in the quarter increased the tax expense recorded against the pretax income which resulted in an effective tax rate for the first quarter of 2014 of 31.7%.

The decrease in the expected effective tax rate for 2015 of 15.3% compared to the effective tax rate for 2014 of 31.7% is primarily due to higher U.S. manufacturing deduction, higher tax benefits related to foreign tax credits, higher earnings in certain foreign jurisdictions where the effective tax rate is less than 35%, lower losses at certain foreign subsidiaries where no tax benefit could be recorded and lower U.S. state and local taxes, partially offset by higher U.S. taxation of foreign earnings and the net effect of other discrete items.

Discontinued Operations:

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Net sales	$—	$367.7	$(367.7)	(100.0)%
Income before income taxes	—	42.8	(42.8)	(100.0)%
Income taxes	—	(19.3)	19.3	(100.0)%
Operating results, net of tax	$—	$23.5	$(23.5)	(100.0)%

On June 30, 2014, the Company completed the Spinoff, creating a new independent publicly traded company. The operating results, net of tax, included one-time transaction costs in connection with the separation of the two companies of $11.5 million in the first quarter of 2014. These costs included consulting and professional fees associated with preparing for and executing the Spinoff. For further discussion, please reference Note 3 - Discontinued Operations in the Notes to the Consolidated Financial Statements.

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

The presentation of segment results below includes a reconciliation of the changes in net sales for each segment reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions made in 2014 and currency exchange rate changes. The effects of acquisitions and currency exchange rate changes on net sales are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period. During the second quarter of 2014, the Company acquired substantially all of the assets of Schulz Group (Schulz). During the fourth quarter of 2014, the Company acquired the assets of Revolvo Ltd. (Revolvo). Results for Schulz and Revolvo are reported in the Process Industries segment.

Mobile Industries Segment:

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Net sales	$393.0	$421.7	$(28.7)	(6.8)%
EBIT	$35.4	$64.3	$(28.9)	(44.9)%
EBIT margin	9.0%	15.2%	—	(620) bps

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Net sales	$393.0	$421.7	$(28.7)	(6.8)%
Less: Currency	(19.3)	—	(19.3)	NM
Net sales, excluding the impact of currency	$412.3	$421.7	$(9.4)	(2.2)%

The Mobile Industries segment's net sales, excluding the effects of currency exchange rate changes, decreased 2.2% in the first quarter of 2015 compared to the first quarter of 2014 primarily due to lower volume of $10 million. The lower volume was primarily driven by a decrease in aerospace original equipment volume of approximately $9 million, a decrease in automotive aftermarket volume of approximately $7 million and a decrease in off-highway volume of approximately $4 million. These factors were partially offset by higher volume in the rail market sector of approximately $14 million. EBIT decreased in the first quarter of 2015 compared to the first quarter of 2014 primarily due to the recognition of the gain on the sale of real estate in Sao Paulo of $22.6 million in the first quarter of 2014, the impact of lower volume, unfavorable sales mix and currency of $10 million, the impact of currency rate changes in the first quarter of 2015, partially offset by lower selling, general and administrative expenses.

Full-year sales for the Mobile Industries segment are expected to be down 5% to 6% in 2015 compared to 2014, including the expected impact of currency rate changes of approximately 5%. This reflects organic growth primarily from the light vehicle and rail market sectors, which will be more than offset by a decline in the aerospace and off-highway market sectors. EBIT for the Mobile Industries segment is expected to increase in 2015 compared to 2014 as a result of lower impairment charges, higher volume and lower material costs, partially offset by the sale of real estate in Sao Paulo in 2014 and the impact of currency.

Process Industries Segment:

	Three Months Ended March 31,
	2015	2014	$ Change	Change
Net sales	$329.5	$315.1	$14.4	4.6%
EBIT	$45.2	$48.2	$(3.0)	(6.2)%
EBIT margin	13.7%	15.3%	—	(160) bps

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Net sales	$329.5	$315.1	$14.4	4.6%
Less: Acquisitions	6.8	—	6.8	NM
Currency	(14.3)	—	(14.3)	NM
Net sales, excluding the impact of acquisitions and currency	$337.0	$315.1	$21.9	7.0%

The Process Industries segment's net sales, excluding the effects of acquisitions and currency exchange rate changes, increased 7.0% in the first quarter of 2015 compared to the same period in 2014, primarily due to higher volume of approximately $25 million. The higher volume was primarily due to higher demand in the wind energy and military marine market sectors of approximately $15 million and $10 million, respectively. EBIT was lower in the first quarter of 2015 compared to the first quarter of 2014 primarily due to higher impairment and restructuring charges, unfavorable sales mix and the effects of currency, partially offset by the impact of higher volume.

Full-year sales for the Process Industries segment are expected to be down 2% to 3% in 2015 compared to 2014 including the expected impact of currency rate changes of approximately 5%. This reflects organic growth in wind energy and industrial services, and the benefit of acquisitions, partially offset by softer industrial distribution demand. EBIT for the Process Industries segment is expected to decrease in 2015 compared to 2014 primarily due to the impact of currency exchange rate changes and unfavorable mix, partially offset by higher volume.

Corporate:

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
Corporate expenses	$14.2	$19.7	$(5.5)	(27.9)%
Corporate expenses % to net sales	2.0%	2.7%	—	(70) bps

The decrease in corporate expenses during the first quarter of 2015 compared to the first quarter of 2014 was primarily due to lower incentive compensation expenses of approximately $5 million.

The Balance Sheet

The following discussion is a comparison of the Consolidated Balance Sheets at March 31, 2015 and December 31, 2014.

Current Assets:

	March 31, 2015	December 31, 2014	$ Change	% Change
Cash and cash equivalents	$154.4	$278.8	$(124.4)	(44.6)%
Restricted cash	14.8	15.3	(0.5)	(3.3)%
Accounts receivable, net	491.5	475.7	15.8	3.3%
Inventories, net	580.3	585.5	(5.2)	(0.9)%
Deferred income taxes	49.1	49.9	(0.8)	(1.6)%
Deferred charges and prepaid expenses	27.0	25.2	1.8	7.1%
Other current assets	46.7	51.5	(4.8)	(9.3)%
Total current assets	$1,363.8	$1,481.9	$(118.1)	(8.0)%

Cash and cash equivalents decreased primarily due to the Company's purchase of approximately 2.3 million of its common shares for an aggregate of $96.8 million and cash dividends paid to shareholders of approximately $21.9 million. Accounts receivable, net increased as a result of higher sales in March 2015 compared to December 2014, partially offset by the impact of foreign currency exchange rate changes. Inventories, net decreased as a result of foreign currency exchange rate changes, partially offset by higher finished goods to support higher demand.

Property, Plant and Equipment, Net:

	March 31, 2015	December 31, 2014	$ Change	% Change
Property, plant and equipment	$2,138.0	$2,164.1	$(26.1)	(1.2)%
Accumulated depreciation	(1,377.8)	(1,383.6)	5.8	(0.4)%
Property, plant and equipment, net	$760.2	$780.5	$(20.3)	(2.6)%

The decrease in property, plant and equipment in the first three months of 2015 was primarily due to the impact of foreign currency exchange rate changes, as well as current-year depreciation exceeding capital expenditures.

Other Assets:

	March 31, 2015	December 31, 2014	$ Change	% Change
Goodwill	$256.6	$259.5	$(2.9)	(1.1)%
Non-current pension assets	109.6	176.2	(66.6)	(37.8)%
Other intangible assets	230.1	239.8	(9.7)	(4.0)%
Deferred income taxes	35.9	11.2	24.7	220.5%
Other non-current assets	64.2	52.3	11.9	22.8%
Total other assets	$696.4	$739.0	$(42.6)	(5.8)%

The decrease in non-current pension assets was primarily due to the remeasurement of one of the Company's U.S. defined benefit pension plans as a result of the purchase of a group annuity contract from Prudential that requires Prudential to pay and administer future pension benefits for approximately 5,000 U.S. Timken retirees. The remeasurement decreased the funded status for this plan by $69.1 million during the first quarter of 2015. The decrease in other intangible assets was primarily due to current-year amortization expense of $9.5 million. The increase in non-current deferred taxes was primarily due to the tax impact of the remeasurement of the Company's U.S. defined benefit pension plan in connection with the Prudential transaction. The increase in other non-current assets was primarily due to an increase of approximately $14.0 million in derivative assets.

Current Liabilities:

	March 31, 2015	December 31, 2014	$ Change	% Change
Short-term debt	$3.6	$7.4	$(3.8)	(51.4)%
Current portion of long-term debt	0.1	0.6	(0.5)	(83.3)%
Accounts payable	168.4	143.9	24.5	17.0%
Salaries, wages and benefits	107.0	146.7	(39.7)	(27.1)%
Income taxes payable	108.3	80.2	28.1	35.0%
Other current liabilities	132.0	155.0	(23.0)	(14.8)%
Total current liabilities	$519.4	$533.8	$(14.4)	(2.7)%

The increase in accounts payable was due to higher purchases to meet production requirements and lower days outstanding. The decrease in accrued salaries, wages and benefits was the result of the payout of the 2014 performance-based compensation, partially offset by the accruals for 2015 performance-based compensation. The increase in income taxes payable in the first three months of 2015 was primarily due to the tax impact of the pension settlement charges recorded during the first quarter of 2015, partially offset by a reclassification of $23.6 million from current income taxes payable to non-current income taxes payable, current-year tax payments of approximately $8 million and the tax benefit for current-year income taxes on a pretax loss. The decrease in other current liabilities during the first three months of 2015 was primarily due to a decrease in accrued interest, a decrease in rebate accruals and a decrease in accruals for product received and services incurred where the invoice has not yet been received. The decrease in accrued interest was due to the payment of interest for the Company's 2024 Notes and its fixed-rate Medium-Term Notes. The decrease in accrued rebates was due to the payment of 2014 annual incentive commissions to distributors and OEM customers.

Non-Current Liabilities:

	March 31, 2015	December 31, 2014	$ Change	% Change
Long-term debt	$519.7	$522.1	$(2.4)	(0.5)%
Accrued pension cost	158.1	165.9	(7.8)	(4.7)%
Accrued postretirement benefits cost	137.8	141.8	(4.0)	(2.8)%
Other non-current liabilities	69.2	48.7	20.5	42.1%
Total non-current liabilities	$884.8	$878.5	$6.3	0.7%

The decrease in accrued pension cost was primarily due to the impact of currency rate changes and current-year contributions. The increase in other non-current liabilities during the first three months of 2015 was primarily due to a reclassification of $23.6 million from current income taxes payable to non-current income taxes payable.

Shareholders’ Equity:

	March 31, 2015	December 31, 2014	$ Change	% Change
Common stock	$948.7	$952.5	$(3.8)	(0.4)%
Earnings invested in the business	1,458.3	1,615.4	(157.1)	(9.7)%
Accumulated other comprehensive loss	(405.2)	(482.5)	77.3	(16.0)%
Treasury shares	(598.8)	(509.2)	(89.6)	17.6%
Noncontrolling interest	13.2	12.9	0.3	2.3%
Total shareholders’ equity	$1,416.2	$1,589.1	$(172.9)	(10.9)%

Earnings invested in the business in the first three months of 2015 decreased by net loss attributable to the Company of $135.2 million and dividends declared of $21.9 million. The decrease in accumulated other comprehensive loss was due to a pension and postretirement liability adjustment of $165.4 million ($105.1 million after tax), partially offset by a $27.8 million decrease in foreign currency translation. The pension and postretirement liability adjustment was primarily due to pension settlement charges, net of the impact of the remeasurement. The foreign currency translation adjustments were due to the strengthening of the U.S. dollar relative to most other currencies, such as the Euro, the British Pound, the Canadian Dollar and the Brazilian Real. See "Other Matters - Foreign Currency" for further discussion regarding the impact of foreign currency translation. The increase in treasury shares was primarily due to the Company's purchase of approximately 2.3 million of its common shares for $96.8 million, partially offset by net shares issued for stock compensation plans during the first three months of 2015.

Cash Flows

	Three Months Ended March 31,
	2015	2014	$ Change
Net cash provided (used) by operating activities - continuing operations	$17.0	$(1.3)	$18.3
Net cash provided by operating activities - discontinued operations	—	41.5	(41.5)
Net cash provided by operating activities	17.0	40.2	(23.2)
Net cash used by investing activities - continuing operations	(14.0)	(10.3)	(3.7)
Net cash used by investing activities - discontinued operations	—	(34.7)	34.7
Net cash used by investing activities	(14.0)	(45.0)	31.0
Net cash used by financing activities	(120.8)	(130.9)	10.1
Effect of exchange rate changes on cash	(6.6)	(0.6)	(6.0)
Decrease in cash and cash equivalents	$(124.4)	$(136.3)	$11.9

Operating activities provided net cash of $17.0 million in the first three months of 2015, after providing net cash of $40.2 million in the first three months of 2014. The decrease in cash from operating activities was primarily due to higher cash used for income taxes and lower cash provided by discontinued operations, partially offset by lower pension contributions and other postretirement benefit payments. Income taxes represented a use of cash of $29.7 million in the first three months of 2015, after representing a source of cash of $11.1 million in the first three months of 2014, as the Company incurred income tax benefits of $21.3 million and paid cash taxes of $8.4 million in 2015 compared to incomes tax expense of $28.0 million and cash taxes of $16.9 million in 2014. Net cash provided by discontinued operations decreased by $41.5 million for the first three months of 2014 as a result of the Spinoff. Pension contributions and other postretirement benefit payments were $6.9 million in the first three months of 2015, compared to $17.6 million in the first three months of 2014.

Net cash used by investing activities of $14.0 million in the first three months of 2015 decreased from the same period in 2014 primarily due to a $34.7 million decrease in investing activities from discontinued operations, partially offset by a $3.0 million decrease in cash from the disposal of property, plant and equipment primarily due to lower proceeds from the sale of real estate in Sao Paulo.

Net cash used by financing activities was $120.8 million in the first three months of 2015, compared to $130.9 million in the first three months of 2014. The decrease in cash used by financing activities was primarily due to lower total cost of purchases of the Company's common shares during the first three months of 2015, compared to the first three months of 2014, partially offset by a decrease in net borrowings. The Company purchased approximately 2.3 million of its common shares for $96.8 million during the first three months of 2015 after purchasing approximately 2 million of its common shares for $117.7 million during the first three months of 2014. Net borrowings used cash of $4.7 million in the first three months of 2015 after providing cash of $3.9 million in the first three months of 2014.

Liquidity and Capital Resources:

At March 31, 2015, total debt of $523.4 million exceeded cash, cash equivalents and restricted cash of $169.2 million by $354.2 million. At December 31, 2014, total debt of $530.1 million exceeded cash, cash equivalents and restricted cash of $294.1 million by $236.0 million. The ratio of net debt to capital was 20.0% at March 31, 2015 and 12.9% at December 31, 2014.

Reconciliation of total debt to net debt and the ratio of net debt to capital:

Net Debt:

	March 31, 2015	December 31, 2014
Short-term debt	$3.6	$7.4
Current portion of long-term debt	0.1	0.6
Long-term debt	519.7	522.1
Total debt	$523.4	$530.1
Less: Cash and cash equivalents	154.4	278.8
Restricted cash	14.8	15.3
Net debt	$354.2	$236.0

Ratio of Net Debt to Capital:

	March 31, 2015	December 31, 2014
Net debt	$354.2	$236.0
Shareholders’ equity	1,416.2	1,589.1
Net debt plus shareholders’ equity (capital)	$1,770.4	$1,825.1
Ratio of net debt to capital	20.0%	12.9%

The Company presents net debt because it believes net debt is more representative of the Company's financial position than total debt due to the amount of cash and cash equivalents held by the Company.

At March 31, 2015, approximately $129 million, or 83.5%, of the Company's cash and cash equivalents resided in jurisdictions outside the United States. Repatriation of these funds to the United States could be subject to domestic and foreign taxes and some portion may be subject to governmental restrictions. Part of the Company's strategy is to grow in attractive market sectors, many of which are outside the United States. This strategy may include making investments in facilities and equipment and potential new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments when possible.

On April 30, 2014, the Company amended its three-year Asset Securitization Agreement, reducing its aggregate borrowing availability from $200 million to $100 million. The Asset Securitization Agreement matures on November 30, 2015, is subject to certain borrowing base limitations and is secured by certain domestic trade receivables of the Company. As of March 31, 2015, the Company had no borrowings under its Asset Securitization Agreement, and as a result of certain borrowing base limitations, its availability under the Asset Securitization Agreement was $88.9 million.

At March 31, 2015, the Company had no outstanding borrowings under its Senior Credit Facility, which provides for aggregate borrowings up to $500 million. The Senior Credit Facility matures on May 11, 2016. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At March 31, 2015, the Company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.25 to 1.0. As of March 31, 2015, the Company's consolidated leverage ratio was 1.03 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 4.0 to 1.0. As of March 31, 2015, the Company's consolidated interest coverage ratio was 16.38 to 1.0.

The interest rate under the Senior Credit Facility is based on the Company's consolidated leverage ratio. In addition, the Company pays a facility fee based on the consolidated leverage ratio multiplied by the aggregate commitments of all of the lenders under this agreement.

Other sources of liquidity include short-term lines of credit for certain of the Company's foreign subsidiaries, which provide for borrowings up to $220.3 million. The majority of these lines are uncommitted. At March 31, 2015, the Company had borrowings outstanding of $3.6 million and guarantees of $5.5 million, which reduced the availability under these facilities to $211.2 million.

The Company expects that any cash requirements in excess of cash on hand and cash generated from operating activities will be met by the committed funds available under its Asset Securitization Agreement and the Senior Credit Facility. Management believes it has sufficient liquidity to meet its obligations through at least the term of the Senior Credit Facility.

The Company expects to remain in compliance with its debt covenants. However, the Company may need to limit its borrowings under the Senior Credit Facility or other facilities in order to remain in compliance. As of March 31, 2015, the Company could have borrowed the full amounts available under the Senior Credit Facility and Asset Securitization Agreement, and would have still been in compliance with its debt covenants.

The Company expects cash from operations in 2015 to increase to approximately $310 million as the Company anticipates higher net income from continuing operations, excluding non-cash pension settlement and impairment charges. The Company also expects lower pension contributions. The Company expects to make approximately $15 million in pension and postretirement contributions in 2015, compared to $21.1 million in 2014. The Company expects capital expenditures of approximately 4% of sales in 2015, compared to 4.2% of sales in 2014.

Financing Obligations and Other Commitments:

During the first three months of 2015, the Company made contributions of $2.0 million to its global defined benefit pension plans. The Company currently expects to make contributions to its global defined benefit pension plans in 2015 totaling approximately $15 million. Returns for the Company's global defined benefit pension plan assets in 2014 were 11.2%, above the expected rate-of-return assumption of 7.25% due to broad increases in global equity markets. These higher returns positively impacted the funded status of the plans at the end of 2014 and are expected to result in lower pension expense and required pension contributions in future years. Returns for the Company's U.S. defined benefit plan pension assets for the first three months of 2015 were approximately 2.8%. The Company expects to record pension expense of approximately $273 million for 2015, compared to pension expense of $54.6 million in 2014. The majority of the increase in pension expense for 2015 is due to pension settlement charges in 2015, of which the majority of this expense was recorded during the first quarter of 2015.

During the first three months of 2015, the Company purchased approximately 2.3 million of its common shares for $96.8 million under the Company's 2012 common share purchase plan. This plan authorized the Company to buy, in the open market or in privately negotiated transactions, up to 10 million common shares, which are to be held as treasury shares and used for specified purposes. On June 13, 2014, the Company's Board of Directors authorized an additional 10 million common shares for repurchase under this plan. The authorization expires on December 31, 2015. As of March 31, 2015, the Company has purchased approximately 13.4 million common shares under this plan.

The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.

Critical Accounting Policies and Estimates:

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company reviews its critical accounting policies throughout the year. The Company has concluded that there have been no changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2014, during the three months ended March 31, 2015.

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

Foreign currency exchange losses included in the Company's operating results for the first quarter of 2015 were $1.7 million compared to a loss of $2.5 million during the first quarter of 2014. For the three months ended March 31, 2015, the Company recorded a negative foreign currency translation adjustment of $27.8 million that decreased shareholders' equity, compared to a negative foreign currency translation adjustment of $1.1 million that decreased shareholders' equity for the three months ended March 31, 2014. The foreign currency translation adjustments for the three months ended March 31, 2015 were negatively impacted by the strengthening of the U.S. dollar relative to most other currencies, such as the Euro, the British Pound, the Canadian Dollar and the Brazilian Real.

Forward-Looking Statements

Certain statements set forth in this Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 (including the Company's forecasts, beliefs and expectations) that are not historical in nature are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management's Discussion and Analysis contains numerous forward-looking statements. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “outlook,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. The Company cautions readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of the Company due to a variety of factors, such as:

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

•	the impact on the Company's pension obligations due to changes in interest rates, investment performance and other tactics designed to reduce risk;

•	retention of U.S. Continued Dumping and Subsidy Offset Act distributions;

•	the Company's ability to realize the benefits of the Spinoff and avoid possible indemnification liabilities entered into with TimkenSteel in connection with the Spinoff;

•	the taxable nature of the Spinoff; and

•	those items identified under Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 and Item 1A. Risk Factors in this Form 10-Q.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. Furthermore, a discussion of market risk exposures is included in Part II, Item 7A. Quantitative and Qualitative Disclosure about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes in reported market risk since the inclusion of this discussion in the Company’s Annual Report on Form 10-K referenced above.

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

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 included a detailed discussion of our risk factors. There have been no material changes to the risk factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Common Shares

The following table provides information about purchases by the Company of its common shares during the quarter ended March 31, 2015.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
1/1/15 - 1/31/15	406,653	$41.64	400,000	8,497,807
2/1/15 - 2/28/15	814,004	40.89	753,181	7,744,626
3/1/15 - 3/31/15	1,179,104	41.97	1,177,764	6,566,862
Total	2,399,761	$41.55	2,330,945	6,566,862

(1)
Of the shares purchased in January, February and March, 6,653, 60,823 and 1,340, respectively, represent common shares of the Company that were owned and tendered by employees to exercise stock options, and to satisfy withholding obligations in connection with the exercise of stock options and vesting of restricted shares.

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

Item 6. Exhibits

10.1	Form of Performance-Based Restricted Stock Unit Agreement, as adopted February 12, 2015.

31.1	Certification of Richard G. Kyle, President and Chief Executive Officer (principal executive officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101
Financial statements from the quarterly report on Form 10-Q of The Timken Company for the quarter ended March 31, 2015, filed on April 30, 2015, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY
Date: May 1, 2015	By: /s/ Richard G. Kyle
Richard G. Kyle President and Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2015	By: /s/ Philip D. Fracassa
Philip D. Fracassa Executive Vice President and Chief Financial Officer (Principal Financial Officer)