Form 10-Q
period 2015-06-30
TIMKEN CO
filed 2015-07-30
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2015
Common Shares, without par value	84,538,588 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE TIMKEN COMPANY AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(Dollars in millions, except per share data)
Net sales	$728.0	$789.2	$1,450.5	$1,526.0
Cost of products sold	522.9	555.6	1,042.9	1,074.3
Gross Profit	205.1	233.6	407.6	451.7
Selling, general and administrative expenses	126.1	136.8	254.6	278.6
Impairment and restructuring charges	1.4	5.4	7.6	8.6
Pension settlement charges	4.4	—	219.6	0.7
Operating Income (Loss)	73.2	91.4	(74.2)	163.8
Interest expense	(8.4)	(5.8)	(16.4)	(11.3)
Interest income	0.7	1.1	1.4	2.1
Gain on sale of real estate	—	—	—	22.6
Other income (expense), net	1.1	(1.5)	(0.3)	(3.7)
Income (Loss) From Continuing Operations Before Income Taxes	66.6	85.2	(89.5)	173.5
Provision for income taxes	28.9	27.6	7.6	55.6
Income (Loss) From Continuing Operations	37.7	57.6	(97.1)	117.9
Income from discontinued operations, net of income taxes	—	6.2	—	29.7
Net Income (Loss)	37.7	63.8	(97.1)	147.6
Less: Net income attributable to noncontrolling interest	1.0	1.1	1.4	1.4
Net Income (Loss) attributable to The Timken Company	$36.7	$62.7	$(98.5)	$146.2

Amounts attributable to The Timken Company's Common Shareholders
Income (loss) from continuing operations	$36.7	$56.5	$(98.5)	$116.5
Income from discontinued operations, net of income taxes	—	6.2	—	29.7
Net income (loss) attributable to The Timken Company	$36.7	$62.7	$(98.5)	$146.2

Net Income (Loss) per Common Share attributable to The Timken Company Common Shareholders
Earnings (loss) per share - Continuing Operations	$0.43	$0.62	$(1.14)	$1.27
Earnings per share - Discontinued Operations	—	0.07	—	0.33
Basic earnings (loss) per share	$0.43	$0.69	$(1.14)	$1.60

Diluted earnings (loss) per share - Continuing Operations	$0.43	$0.61	$(1.14)	$1.26
Diluted earnings per share - Discontinued Operations	—	0.07	—	0.32
Diluted earnings (loss) per share	$0.43	$0.68	$(1.14)	$1.58

Dividends per share	$0.26	$0.25	$0.51	$0.50
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(Dollars in millions)

Net Income (Loss)	$37.7	$63.8	$(97.1)	$147.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	6.6	8.9	(21.2)	8.3
Pension and postretirement liability adjustment	2.4	(26.7)	107.5	(13.5)
Change in fair value of derivative financial instruments	(0.3)	(0.2)	(0.3)	(0.2)
Other comprehensive income (loss), net of tax	8.7	(18.0)	86.0	(5.4)
Comprehensive Income (Loss), net of tax	46.4	45.8	(11.1)	142.2
Less: comprehensive income attributable to noncontrolling interest	0.5	1.0	0.9	1.8
Comprehensive Income (Loss) attributable to The Timken Company	$45.9	$44.8	$(12.0)	$140.4
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	(Unaudited)
	June 30, 2015	December 31, 2014
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$236.8	$278.8
Restricted cash	19.1	15.3
Accounts receivable, less allowances (2015 – $14.2 million; 2014 – $13.7 million)	487.5	475.7
Inventories, net	574.2	585.5
Deferred income taxes	49.4	49.9
Deferred charges and prepaid expenses	23.9	25.2
Other current assets	45.1	51.5
Total Current Assets	1,436.0	1,481.9

Property, Plant and Equipment, net	759.1	780.5

Other Assets
Goodwill	257.7	259.5
Non-current pension assets	112.2	176.2
Other intangible assets	225.1	239.8
Deferred income taxes	36.3	11.2
Other non-current assets	61.2	52.3
Total Other Assets	692.5	739.0
Total Assets	$2,887.6	$3,001.4

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$82.1	$7.4
Current portion of long-term debt	0.1	0.6
Accounts payable, trade	170.1	143.9
Salaries, wages and benefits	104.1	146.7
Income taxes payable	91.4	80.2
Other current liabilities	146.2	155.0
Total Current Liabilities	594.0	533.8

Non-Current Liabilities
Long-term debt	555.6	522.1
Accrued pension cost	157.6	165.9
Accrued postretirement benefits cost	133.7	141.8
Other non-current liabilities	75.6	48.7
Total Non-Current Liabilities	922.5	878.5

Shareholders’ Equity
Class I and II Serial Preferred Stock, without par value:
Authorized – 10,000,000 shares each class, none issued	—	—
Common stock, without par value:
Authorized – 200,000,000 shares
Issued (including shares in treasury) (2015 – 98,375,135 shares; 2014 – 98,375,135 shares)
Stated capital	53.1	53.1
Other paid-in capital	896.0	899.4
Earnings invested in the business	1,472.9	1,615.4
Accumulated other comprehensive loss	(396.0)	(482.5)
Treasury shares at cost (2015 – 13,836,547 shares; 2014 – 9,783,375 shares)	(672.3)	(509.2)
Total Shareholders’ Equity	1,353.7	1,576.2
Noncontrolling Interest	17.4	12.9
Total Equity	1,371.1	1,589.1
Total Liabilities and Shareholders’ Equity	$2,887.6	$3,001.4
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2015	2014
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net (loss) income attributable to The Timken Company	$(98.5)	$146.2
Net income from discontinued operations	—	(29.7)
Net income attributable to noncontrolling interest	1.4	1.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65.6	69.3
Impairment charges	3.3	0.8
Loss (gain) on sale of assets	1.7	(22.2)
Deferred income tax provision	(88.4)	16.5
Stock-based compensation expense	9.1	13.7
Excess tax benefits related to stock-based compensation	(1.5)	(3.1)
Pension and other postretirement expense	238.0	14.9
Pension contributions and other postretirement benefit payments	(16.9)	(41.0)
Changes in operating assets and liabilities:
Accounts receivable	(22.7)	(39.3)
Inventories	(2.8)	(39.8)
Accounts payable, trade	28.9	36.9
Other accrued expenses	(54.7)	3.5
Income taxes	43.9	(52.7)
Other, net	(0.9)	7.1
Net Cash Provided by Operating Activities - Continuing Operations	105.5	82.5
Net Cash Provided by Operating Activities - Discontinued Operations	—	33.6
Net Cash Provided by Operating Activities	105.5	116.1

Investing Activities
Capital expenditures	(43.5)	(48.5)
Acquisitions, net of cash received	—	(12.0)
Proceeds from disposal of property, plant and equipment	8.4	11.2
Investments in short-term marketable securities, net	2.6	7.2
Other	(0.8)	(0.6)
Net Cash Used by Investing Activities - Continuing Operations	(33.3)	(42.7)
Net Cash Used by Investing Activities - Discontinued Operations	—	(77.0)
Net Cash Used by Investing Activities	(33.3)	(119.7)

Financing Activities
Cash dividends paid to shareholders	(44.0)	(45.7)
Purchase of treasury shares	(177.2)	(151.3)
Proceeds from exercise of stock options	4.0	5.6
Excess tax benefits related to stock-based compensation	1.5	3.1
Proceeds from issuance of long-term debt	35.7	—
Deferred financing costs	(1.7)	—
Accounts receivable securitization financing borrowings	82.0	40.0
Payments on long-term debt	(1.1)	(0.2)
Short-term debt activity, net	(7.2)	5.4
Increase in restricted cash	(4.0)	—
Cash transferred to TimkenSteel Corporation	—	(43.5)
Other	3.7	—
Net Cash Used by Financing Activities - Continuing Operations	(108.3)	(186.6)
Net Cash Provided by Financing Activities - Discontinued Operations	—	100.0
Net Cash Used by Financing Activities	(108.3)	(86.6)
Effect of exchange rate changes on cash	(5.9)	0.4
Decrease In Cash and Cash Equivalents	(42.0)	(89.8)
Cash and cash equivalents at beginning of year	278.8	384.6
Cash and Cash Equivalents at End of Period	$236.8	$294.8
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

Note 2 - Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, "Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction in the carrying value of debt. Prior to the issuance of this new accounting guidance, debt issuance costs were required to be presented in the balance sheet as a deferred charge (i.e., an asset), and only a debt discount was recorded as a direct deduction to the carrying value of debt. This new accounting guidance is effective for annual periods beginning after December 15, 2015. The impact of adopting ASU 2015-03 is not expected to have a material impact on the Company's results of operations or financial condition.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill a contract. On July 9, 2015, the FASB decided to delay the effective date of this new accounting guidance by one year, which will result in it being effective for annual periods beginning after December 15, 2017. The Company is currently evaluating the impact of adopting ASU 2014-09 on the Company's results of operations or financial condition.

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

The following table presents the results of operations for TimkenSteel that have been reclassified to discontinued operations.

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Net sales	$418.5	$786.2
Cost of goods sold	347.3	642.1
Gross profit	71.2	144.1
Selling, administrative and general expenses	26.1	46.3
Separation Costs	33.1	44.6
Interest expense, net	0.8	0.8
Other expense (income), net	1.5	(0.1)
Income before income taxes	9.7	52.5
Income tax expense	(3.5)	(22.8)
Income from discontinued operations	$6.2	$29.7

Note 4 - Inventories
The components of inventories were as follows:

	June 30, 2015	December 31, 2014
Manufacturing supplies	$26.3	$25.0
Raw materials	56.3	51.3
Work in process	211.7	219.3
Finished products	299.0	302.7
Subtotal	593.3	598.3
Allowance for obsolete and surplus inventory	(19.1)	(12.8)
Total Inventories, net	$574.2	$585.5

Inventories are valued at the lower of cost or market, with approximately 51% valued by the first-in, first-out (FIFO) method and the remaining 49% valued by the last-in, first-out (LIFO) method. The majority of the Company's domestic inventories are valued by the LIFO method and all of the Company's international (outside the United States) inventories are valued by the FIFO method.

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

The LIFO reserves at June 30, 2015 and December 31, 2014 were $200.0 million and $199.7 million, respectively. The Company recognized an increase in its LIFO reserve of $0.3 million during the first six months of 2015, compared to an increase in its LIFO reserve of $3.9 million during the first six months of 2014.

Note 5 - Property, Plant and Equipment
The components of property, plant and equipment were as follows:

	June 30, 2015	December 31, 2014
Land and buildings	$427.4	$428.8
Machinery and equipment	1,733.2	1,735.3
Subtotal	2,160.6	2,164.1
Accumulated depreciation	(1,401.5)	(1,383.6)
Property, Plant and Equipment, net	$759.1	$780.5

Depreciation expense for the six months ended June 30, 2015 and 2014 was $47.4 million and $60.4 million, respectively.

During the fourth quarter of 2014, the Company transferred $45.7 million of capitalized software from property, plant and equipment to intangible assets. Depreciation expense on the transferred capitalized software for the six months ended June 30, 2014 was $4.5 million.

Capitalized interest during the six months ended June 30, 2015 and 2014 was zero and $6.9 million, respectively. Capitalized interest of $5.7 million for the six months ended June 30, 2014 related to TimkenSteel.

In November 2013, the Company finalized the sale of its former manufacturing site in Sao Paulo, Brazil (Sao Paulo). The Company expects to receive approximately $31 million over a twenty-four month period, of which $26.4 million was received as of June 30, 2015. The total cost of this transaction, including the net book value of the real estate and broker's commissions, was approximately $3 million. The Company began recognizing the gain on the sale of this site using the installment method. In the first quarter of 2014, the Company changed to the full accrual method of recognizing the gain after it had received 25% of the total sales value. As a result, the Company recognized the remaining gain of $22.6 million ($19.5 million after tax) related to this transaction during the first quarter of 2014.

Note 6 - Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2015 were as follows:

	Mobile Industries	Process Industries	Total
Beginning balance	$89.6	$169.9	$259.5
Other	(0.4)	(1.4)	(1.8)
Ending balance	$89.2	$168.5	$257.7

“Other” primarily includes foreign currency translation adjustments.

The following table displays intangible assets as of June 30, 2015 and December 31, 2014:

	As of June 30, 2015			As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$161.0	$65.6	$95.4	$160.1	$59.0	$101.1
Know-how	32.5	5.9	26.6	33.4	5.1	28.3
Industrial license agreements	0.1	0.1	—	0.1	0.1	—
Land-use rights	8.7	4.8	3.9	8.7	4.7	4.0
Patents	2.1	2.0	0.1	2.3	2.0	0.3
Technology	36.8	12.8	24.0	37.0	11.9	25.1
Tradenames	4.8	2.9	1.9	5.4	3.0	2.4
PMA licenses	5.3	4.5	0.8	5.3	4.5	0.8
Non-compete agreements	3.3	3.0	0.3	3.5	3.2	0.3
Software	237.7	190.1	47.6	235.0	182.0	53.0
	$492.3	$291.7	$200.6	$490.8	$275.5	$215.3
Intangible assets not subject to amortization:
Tradenames	$15.8	$—	$15.8	$15.8	$—	$15.8
FAA air agency certificates	8.7	—	8.7	8.7	—	8.7
	$24.5	$—	$24.5	$24.5	$—	$24.5
Total intangible assets	$516.8	$291.7	$225.1	$515.3	$275.5	$239.8

Amortization expense for intangible assets was $18.2 million and $8.9 million for the six months ended June 30, 2015 and 2014, respectively. Amortization expense for intangible assets is estimated to be $34.3 million in 2015; $30.3 million in 2016; $26.6 million in 2017; $22.1 million in 2018; and $16.1 million in 2019.

Note 7 - Financing Arrangements
Short-term debt at June 30, 2015 and December 31, 2014 was as follows:

	June 30, 2015	December 31, 2014
Variable-rate Asset Securitization Agreement with interest rate of 0.96% at June 30, 2015	$82.0	$—
Borrowings under variable-rate lines of credit for certain of the Company’s foreign subsidiaries with various banks with an interest rate of 5.89% at June 30, 2015 and interest rates ranging from 0.51% to 5.13% at December 31, 2014	0.1	7.4
Short-term debt	$82.1	$7.4

The lines of credit for certain of the Company’s foreign subsidiaries provide for short-term borrowings up to $224.7 million. Most of these lines of credit are uncommitted. At June 30, 2015, the Company’s foreign subsidiaries had borrowings outstanding of $0.1 million and guarantees of $5.2 million, which reduced the availability under these facilities to $219.4 million.

The Company has a $100 million Amended and Restated Asset Securitization Agreement (Accounts Receivable Facility) which matures on November 30, 2015. Under the terms of the Accounts Receivable Facility, the Company sells, on an ongoing basis, certain accounts receivable to Timken Receivables Corporation, a wholly-owned consolidated subsidiary, that in turn uses the accounts receivable to secure borrowings, which are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the Accounts Receivable Facility are limited by certain borrowing base calculations. Any amounts outstanding under the Accounts Receivable Facility would be reported in short-term debt in the Company’s Consolidated Balance Sheet. As of June 30, 2015, the Company had $82.0 million in outstanding borrowings under the Accounts Receivable Facility, which are secured by certain accounts receivable in accordance with the terms of the Accounts Receivable Facility. These borrowings reduced the availability of the Accounts Receivable Facility to zero at June 30, 2015. The cost of this facility, which is the commercial paper rate plus program fees, is considered a financing cost and is included in interest expense in the Consolidated Statements of Income.

Long-term debt at June 30, 2015 and December 31, 2014 was as follows:

	June 30, 2015	December 31, 2014
Fixed-rate Medium-Term Notes, Series A, mature at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	$175.0	$175.0
Fixed-rate Senior Unsecured Notes, maturing on September 1, 2024, with an interest rate of 3.875%	344.9	346.4
Variable-rate Senior Credit Facility (1.12% at June 30, 2015)	35.7	—
Other	0.1	1.3
	$555.7	$522.7
Less current maturities	0.1	0.6
Long-term debt	$555.6	$522.1

On June 19, 2015, the Company entered into a $500 million Third Amended and Restated Credit Agreement (Senior Credit Facility). This Senior Credit Facility amended and restated the previous senior credit facility, which was due to expire on May 11, 2016. The Senior Credit Facility now matures on June 19, 2020. At June 30, 2015, the Company had outstanding borrowings of $35.7 million under the Senior Credit Facility, which reduced the availability to $464.3 million at June 30, 2015. The Company incurred $1.7 million of deferred financing costs in connection with the Senior Credit Facility that will be amortized over life of the agreement. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At June 30, 2015, the Company was in full compliance with both of these covenants.

On August 20, 2014, the Company issued $350 million of fixed-rate 3.875% senior unsecured notes that mature on September 1, 2024 (2024 Notes). The Company used the net proceeds from the issuance of the 2024 Notes to repay the Company's fixed-rate 6.00% senior unsecured notes that matured on September 15, 2014 and for general corporate purposes.

Note 8 - Equity

The changes in the equity components for the six months ended June 30, 2015 were as follows:

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Earnings Invested in the Business	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non- controlling Interest
Balance at December 31, 2014	$1,589.1	$53.1	$899.4	$1,615.4	$(482.5)	$(509.2)	$12.9
Net (loss) income	(97.1)			(98.5)			1.4
Foreign currency translation adjustment	(21.2)				(20.7)		(0.5)
Pension and postretirement liability adjustment (net of the income tax benefit of $63.9 million)	107.5				107.5
Change in fair value of derivative financial instruments, net of reclassifications	(0.3)				(0.3)
Dissolution of joint venture	(0.1)						(0.1)
Investment in joint venture by noncontrolling interest party	3.7						3.7
Dividends – $0.51 per share	(44.0)			(44.0)
Excess tax benefit from stock compensation	1.5		1.5
Stock-based compensation expense	9.1		9.1
Stock purchased at fair market value	(177.2)					(177.2)
Stock option exercise activity	4.1		(7.3)			11.4
Restricted shares (issued) surrendered	(0.1)		(6.7)			6.6
Shares surrendered for taxes	(3.9)					(3.9)
Balance at June 30, 2015	$1,371.1	$53.1	$896.0	$1,472.9	$(396.0)	$(672.3)	$17.4

On March 6, 2014, Timken Lux Holdings II S.A.R.L, a subsidiary of the Company, entered into a joint venture agreement with Holme Service Limited (joint venture partner). During the first quarter of 2015, the Company and its joint venture partner established TUBC Limited, a Cyprus entity, for the purpose of producing bearings to serve the rail market sector in Russia. During the second quarter of 2015, the Company and its joint venture partner amended and restated the joint venture agreement and contributed $3.8 million and $3.7 million, respectively, to TUBC Limited. The Company and its joint venture partner will have a 51% controlling interest and 49% controlling interest, respectively, in TUBC Limited. The Company expects to contribute a total of $16 million in 2015 and 2016 during phase one of the joint venture agreement.

Note 9 - Accumulated Other Comprehensive Income (Loss)

The following table presents details about components of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2015, respectively:

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at March 31, 2015	$(28.5)	$(375.9)	$(0.8)	$(405.2)
Other comprehensive (loss) income before reclassifications, before income tax	6.6	(6.4)	(0.6)	(0.4)
Amounts reclassified from accumulated other comprehensive income, before income tax	—	12.4	0.1	12.5
Income tax (benefit) expense	—	(3.6)	0.2	(3.4)
Net current period other comprehensive (loss) income, net of income taxes	6.6	2.4	(0.3)	8.7
Non-controlling interest	0.5	—	—	0.5
Net current period comprehensive (loss) income, net of income taxes and non-controlling interest	7.1	2.4	(0.3)	9.2
Balance at June 30, 2015	$(21.4)	$(373.5)	$(1.1)	$(396.0)

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2014	$(0.7)	$(481.0)	$(0.8)	$(482.5)
Other comprehensive (loss) income before reclassifications, before income tax	(21.2)	(66.5)	—	(87.7)
Amounts reclassified from accumulated other comprehensive income, before income tax	—	237.9	(0.5)	237.4
Income tax (benefit) expense	—	(63.9)	0.2	(63.7)
Net current period other comprehensive (loss) income, net of income taxes	(21.2)	107.5	(0.3)	86.0
Non-controlling interest	0.5	—	—	0.5
Net current period comprehensive (loss) income, net of income taxes and non-controlling interest	(20.7)	107.5	(0.3)	86.5
Balance at June 30, 2015	$(21.4)	$(373.5)	$(1.1)	$(396.0)

The following table presents details about components of accumulated other comprehensive loss for the three and the six months ended June 30, 2014, respectively:

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at March 31, 2014	$36.4	$(650.0)	$(0.4)	$(614.0)
Other comprehensive (loss) income before reclassifications, before income tax	8.9	(39.2)	(0.7)	(31.0)
Amounts reclassified from accumulated other comprehensive income, before income tax	—	19.1	0.4	19.5
Income tax (benefit) expense	—	(6.6)	0.1	(6.5)
Net current period other comprehensive (loss) income, net of income taxes	8.9	(26.7)	(0.2)	(18.0)
Non-controlling interest	0.1	—	—	0.1
Distribution of TimkenSteel	3.1	231.0	—	234.1
Net current period comprehensive (loss) income, net of income taxes and non-controlling interest	12.1	204.3	(0.2)	216.2
Balance at June 30, 2014	$48.5	$(445.7)	$(0.6)	$(397.8)

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
As of December 31, 2013	$37.5	$(663.2)	$(0.4)	$(626.1)
Other comprehensive (loss) income before reclassifications, before income tax	8.3	(39.5)	(0.9)	(32.1)
Amounts reclassified from accumulated other comprehensive income, before income tax	—	39.4	0.6	40.0
Income tax (benefit) expense	—	(13.4)	0.1	(13.3)
Net current period other comprehensive (loss) income, net of income taxes	8.3	(13.5)	(0.2)	(5.4)
Non-controlling interest	(0.4)	—	—	(0.4)
Distribution of TimkenSteel	3.1	231.0	—	234.1
Net current period comprehensive (loss) income, net of income taxes and non-controlling interest	11.0	217.5	(0.2)	228.3
Balance at June 30, 2014	$48.5	$(445.7)	$(0.6)	$(397.8)

Other comprehensive (loss) income before reclassifications and income taxes includes the effect of foreign currency.

$217.5 million of the before-tax reclassification of pension and postretirement liability adjustments was included in pension settlement charges in the Consolidated Statement of Income for the first six months of 2015. The remaining before-tax reclassification of pension and postretirement liability adjustments was due to the amortization of actuarial losses and prior service costs and was included in costs of products sold and selling, general and administrative expenses in the Consolidated Statements of Income. The reclassification of the remaining components of accumulated other comprehensive income (loss) was included in other income (expense), net in the Consolidated Statements of Income.

Note 10 - Earnings Per Share

The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income (loss) from continuing operations attributable to The Timken Company	$36.7	$56.5	$(98.5)	$116.5
Less: undistributed earnings allocated to nonvested stock	—	—	—	0.1
Net income (loss) from continuing operations available to common shareholders for basic earnings per share and diluted earnings per share	$36.7	$56.5	$(98.5)	$116.4
Denominator:
Weighted average number of shares outstanding, basic	85,326,526	90,859,587	86,514,517	91,558,614
Effect of dilutive securities:
Stock options and awards based on the treasury stock method	830,249	867,006	—	837,277
Weighted average number of shares outstanding, assuming dilution of stock options and awards	86,156,775	91,726,593	86,514,517	92,395,891
Basic earnings (loss) per share from continuing operations	$0.43	$0.62	$(1.14)	$1.27
Diluted earnings (loss) per share from continuing operations	$0.43	$0.61	$(1.14)	$1.26

The exercise prices for certain stock options that the Company has awarded exceed the average market price of the Company’s common shares during the relevant periods. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. The antidilutive stock options outstanding during the three months ended June 30, 2015 and 2014 were 1,618,201 and 595,380, respectively. The antidilutive stock options outstanding during the six months ended June 30, 2015 and 2014 were 1,221,991 and 749,968, respectively.

Note 11 - Segment Information

The primary measurement used by management to measure the financial performance of each segment is EBIT (earnings before interest and taxes).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales to external customers:
Mobile Industries	$388.6	$447.2	$781.6	$868.9
Process Industries	339.4	342.0	668.9	657.1
	$728.0	$789.2	$1,450.5	$1,526.0

Segment EBIT:
Mobile Industries	$36.0	$42.3	$71.4	$106.6
Process Industries	56.7	64.8	101.9	113.0
Total EBIT, for reportable segments	$92.7	$107.1	$173.3	$219.6
Unallocated corporate expenses	(14.0)	(17.2)	(28.2)	(36.9)
Unallocated pension settlement charges	(4.4)	—	(219.6)	—
Interest expense	(8.4)	(5.8)	(16.4)	(11.3)
Interest income	0.7	1.1	1.4	2.1
Income (loss) from continuing operations before income taxes	$66.6	$85.2	$(89.5)	$173.5

Note 12 - Impairment and Restructuring Charges
Impairment and restructuring charges by segment are comprised of the following:

For the three months ended June 30, 2015:

	Mobile Industries	Process Industries	Total
Impairment charges	$—	$0.6	$0.6
Severance and related benefit costs	0.6	—	0.6
Exit costs	0.2	—	0.2
Total	$0.8	$0.6	$1.4

For the three months ended June 30, 2014:

	Mobile Industries	Process Industries	Total
Impairment charges	$0.8	$—	$0.8
Severance and related benefit costs	$1.9	$0.9	$2.8
Exit costs	1.1	0.7	1.8
Total	$3.8	$1.6	$5.4

For the six months ended June 30, 2015:

	Mobile Industries	Process Industries	Total
Impairment charges	$0.1	$3.2	$3.3
Severance and related benefit costs	0.7	—	0.7
Exit costs	0.6	3.0	3.6
Total	$1.4	$6.2	$7.6

For the six months ended June 30, 2014:

	Mobile Industries	Process Industries	Total
Impairment charges	$0.8	$—	$0.8
Severance and related benefit costs	3.7	1.4	5.1
Exit costs	1.4	1.3	2.7
Total	$5.9	$2.7	$8.6

The following discussion explains the impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above.

Mobile Industries

The Company incurred $0.7 million and $1.6 million of severance and related benefit costs related to the rationalization of one of its facilities in Europe during the first six months of 2015 and the first six months of 2014, respectively.

Process Industries

During the first six months of 2015, the Company recorded $3.0 million of exit costs related to the Company's termination of its relationship with one of its third-party sales representatives in Colombia.

In addition, the Company recorded impairment charges of $3.0 million related to one of the Company's repair businesses in the United States. See Note 16 - Fair Value for additional information on the impairment charges for the repair business.

Workforce Reductions:

During 2013, the Company began the realignment of its organization to improve efficiency and reduce costs. During the first six months of 2014, the Company recognized $2.6 million of severance and related benefit costs to eliminate approximately 30 positions. Of the $2.6 million charge for the first six months of 2014, $1.5 million related to the Mobile Industries segment and $1.1 million related to the Process Industries segment.

The following is a rollforward of the consolidated restructuring accrual for the six months ended June 30, 2015 and the twelve months ended December 31, 2014:

	June 30, 2015	December 31, 2014
Beginning balance, January 1	$9.5	$10.8
Expense	4.3	14.5
Payments	(2.6)	(15.8)
Ending balance	$11.2	$9.5

The restructuring accrual at June 30, 2015 and December 31, 2014 was included in other current liabilities on the Consolidated Balance Sheets.

Note 13 - Retirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans. The amounts for the three months and six months ended June 30, 2015 are based on calculations prepared by the Company's actuaries during the second quarter of 2015. The net periodic benefit cost recorded for the three months and six months ended June 30, 2015 is the Company’s best estimate of each period’s proportionate share of the amounts to be recorded for the year ending December 31, 2015.

	U.S. Plans		International Plans		Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$3.8	$7.0	$0.7	$0.6	$4.5	$7.6
Interest cost	11.3	30.0	3.1	5.0	14.4	35.0
Expected return on plan assets	(15.6)	(47.3)	(4.1)	(6.6)	(19.7)	(53.9)
Amortization of prior service cost	0.5	0.9	—	—	0.5	0.9
Amortization of net actuarial loss	6.7	16.0	1.3	1.6	8.0	17.6
Pension settlements and curtailments	2.8	—	1.1	—	3.9	—
Less: discontinued operations	—	(3.5)	—	(0.5)	—	(4.0)
Net periodic benefit cost	$9.5	$3.1	$2.1	$0.1	$11.6	$3.2

	U.S. Plans		International Plans		Total
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$7.6	$14.3	$1.4	$1.2	$9.0	$15.5
Interest cost	24.2	62.0	6.2	10.0	30.4	72.0
Expected return on plan assets	(33.4)	(94.4)	(8.4)	(13.1)	(41.8)	(107.5)
Amortization of prior service cost	1.4	1.9	—	—	1.4	1.9
Amortization of net actuarial loss	16.3	33.0	2.7	3.1	19.0	36.1
Pension settlements and curtailments	216.4	—	1.1	0.7	217.5	0.7
Less: discontinued operations	—	(8.0)	—	0.4	—	(7.6)
Net periodic benefit cost	$232.5	$8.8	$3.0	$2.3	$235.5	$11.1

On January 23, 2015, the Company entered into an agreement pursuant to which the Timken-Latrobe-MPB-Torrington Retirement Plan (the Plan) purchased a group annuity contract from Prudential Insurance Company of America (Prudential) that requires Prudential to pay and administer future pension benefits for approximately 5,000 U.S. Timken retirees. The Company transferred approximately $575 million of the Company's pension obligations and approximately $635 million of pension assets to Prudential in this transaction. In addition to the purchase of the group annuity contract, the Company made lump sum distributions of $19.0 million to new retirees. The Company also incurred pension settlement and curtailment charges related to one of its Canadian defined benefit pension plans. As a result of the purchase of the group annuity contract and the lump sum distributions, as well as pension settlement and curtailment charges related to one of its Canadian defined benefit pension plans, the Company incurred pension settlement and curtailment charges of $219.6 million, including professional fees of $2.1 million, for the six months ended June 30, 2015.

The Company generally amortizes actuarial gains and losses over the remaining service period of active participants. However, in accordance with its policy, the Company updates and reviews the census data for its U.S. defined benefit pension plans on an annual basis. This review, which was completed during the second quarter of 2015, indicated that over 95% of the participants in one of these plans are inactive. Therefore, the Company changed the amortization period over which actuarial gains and losses related to that plan will be amortized to be based on the remaining expected life of inactive participants in the plan. This change resulted in an amortization period of 15.5 years, compared to 10.1 years had the change not been made. The impact of the change resulted in lower pension expense of $3.1 million ($1.9 million after-tax, or $0.02 per share) for the first six months of 2015.

Note 14 - Postretirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s postretirement benefit plans. The amounts for the three months and six months ended June 30, 2015 are based on calculations prepared by the Company's actuaries during the second quarter of 2015. The net periodic benefit cost recorded for the three months and six months ended June 30, 2015 is the Company’s best estimate of each period’s proportionate share of the amounts to be recorded for the year ending December 31, 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$0.1	$0.4	$0.2	$1.1
Interest cost	2.7	4.8	5.4	10.9
Expected return on plan assets	(1.7)	(3.0)	(3.5)	(5.8)
Amortization of prior service cost (credit)	0.2	0.6	0.4	0.7
Less: discontinued operations	—	(1.4)	—	(3.1)
Net periodic benefit cost	$1.3	$1.4	$2.5	$3.8

Note 15 - Income Taxes

The Company's provision for income taxes in interim periods is computed by applying the estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior year tax liabilities, are recorded during the period(s) in which they occur.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Provision for income taxes	$28.9	$27.6	$7.6	$55.6
Effective tax rate	43.4%	32.5%	(8.5)%	32.1%

In accordance with ASC Topic 740 "Income Taxes", the effective tax rate in the second quarter of 2015 was calculated as the difference between the income taxes computed for the six months, as described below, and the year-to-date income taxes recorded as of March 31, 2015. This computation resulted in an effective tax rate of 43.4% for the second quarter of 2015, including discrete items. The effective tax rate of 43.4% was primarily due to the change in our 2015 forecast and the variability caused by the large pension settlement charge recorded in the first quarter of 2015.

The effective tax rate in the second quarter of 2014 was calculated as the difference between the tax computed for the six months, as described below, and the year-to-date tax recorded as of March 31, 2014. This computation resulted in an effective tax rate of 32.5% for the second quarter of 2014, including discrete items.

In accordance with ASC Topic 740, "Income Taxes", the effective tax rate in the first six months of 2015 was computed based on an estimated overall annual effective tax rate, which produced a rate of negative 8.5%, including discrete items, for the first six months of 2015 (for the year, the Company expects tax benefits on expected pretax income). This rate reflects an estimated full year loss in the U.S. driven primarily by pension settlement charges, and earnings in foreign jurisdictions, which is expected to produce a net tax benefit on pre-tax income. The effective tax rate of negative 8.5% was lower than the U.S. federal statutory rate of 35% primarily due to earnings in certain foreign jurisdictions where the effective tax rate is less than 35%, tax benefits related to foreign tax credits, U.S. state and local taxes, non-deductible U.S. expenses and the U.S. manufacturing deduction. These factors were partially offset by U.S. taxation of foreign earnings, losses at certain foreign subsidiaries where no tax benefit could be recorded and certain discrete tax expenses.

The effective tax rate in the first six months of 2014 was computed based on an expected annual effective tax rate of 32.1%, including discrete items. The effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to earnings in certain foreign jurisdictions where the effective tax rate is less than 35%, tax benefits related to foreign tax credits, the U.S. manufacturing deduction and certain discrete tax benefits. These factors were partially offset by losses at certain foreign subsidiaries where no tax benefit could be recorded, U.S. taxation of foreign earnings, and U.S. state and local taxes.

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

The following tables present the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$236.8	$177.9	$58.9	$—
Restricted cash	19.1	—	19.1	—
Short-term investments	5.9	—	5.9	—
Foreign currency hedges	20.6	—	20.6	—
Total Assets	$282.4	$177.9	$104.5	$—
Liabilities:
Foreign currency hedges	$2.6	$—	$2.6	$—
Total Liabilities	$2.6	$—	$2.6	$—

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$278.8	$155.6	$123.2	$—
Restricted cash	15.3	—	15.3	—
Short-term investments	8.4	—	8.4	—
Foreign currency hedges	12.4	—	12.4	—
Total Assets	$314.9	$155.6	$159.3	$—
Liabilities:
Foreign currency hedges	$0.3	$—	$0.3	$—
Total Liabilities	$0.3	$—	$0.3	$—

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

The Company does not believe it has significant concentrations of risk associated with the counterparts to its financial instruments.

The following table presents those assets measured at fair value on a nonrecurring basis for the six months ended June 30, 2015 using Level 3 inputs:

	Carrying Value	Fair Value Adjustment	Fair Value
Long-lived assets held for sale:
Repair business	$5.8	$(3.0)	$2.8
Total long-lived assets held for sale	$5.8	$(3.0)	$2.8

Long-lived assets held and used:
Fixed assets	$0.8	$(0.3)	$0.5
Total long-lived assets held and used	$0.8	$(0.3)	$0.5

Assets held for sale of $5.8 million associated with one of the Company's repair businesses in the United States were written down to their fair value of $2.8 million, resulting in an impairment charge of $3.0 million. The fair value of these assets was based on the price that the Company expected to receive from the sale of these assets.

Various items of property, plant and equipment, with a carrying value of $0.8 million, were written down to their fair value of $0.5 million, resulting in an impairment charge of $0.3 million. The fair value for these assets was based on the price that would be received in a current transaction to sell the assets on a standalone basis, considering the age and physical attributes of these items, as these assets had been idled.

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, net, accounts payable, trade, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, net, accounts payable, trade and short-term borrowings are a reasonable estimate of their fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $555.2 million and $558.6 million at June 30, 2015 and December 31, 2014, respectively. The carrying value of this debt was $519.9 million and $521.4 million at June 30, 2015 and December 31, 2014, respectively. The fair value of long-term fixed-debt was measured using Level 2 inputs.

Note 17 - Derivative Instruments and Hedging Activities
The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are foreign currency exchange rate risk, commodity price risk and interest rate risk. Forward exchange contracts on various foreign currencies are entered into in order to manage the foreign currency exchange rate risk associated with certain of the Company’s commitments denominated in foreign currencies. Forward contracts on various commodities are entered into in order to manage the price risk associated with forecasted purchases of natural gas used in the Company’s manufacturing process. Interest rate swaps are used to manage interest rate risk associated with the Company’s fixed and floating-rate borrowings.

The Company designates certain foreign currency forward contracts as cash flow hedges of forecasted revenues and certain interest rate hedges as fair value hedges of fixed-rate borrowings. The majority of the Company’s natural gas forward contracts are not subject to any hedge designation as they are considered within the normal purchases exemption.

The Company does not purchase or hold any derivative financial instruments for trading purposes. As of June 30, 2015 and December 31, 2014, the Company had $270.8 million and $194.1 million, respectively, of outstanding foreign currency forward contracts at notional value. Refer to Note 16 – Fair Value for the fair value disclosure of derivative financial instruments.

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

		Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value at 6/30/15	Fair Value at 12/31/14	Fair Value at 6/30/15	Fair Value at 12/31/14
Foreign currency forward contracts	Other non-current assets/liabilities	$0.7	$0.6	$0.7	$—
Total derivatives designated as hedging instruments		0.7	0.6	0.7	—

Derivatives not designated as hedging instruments
Foreign currency forward contracts	Other non-current assets/liabilities	19.9	11.8	1.9	0.3

Total Derivatives		$20.6	$12.4	$2.6	$0.3

The following tables present the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Amount of gain or (loss) recognized in Other Comprehensive Income (OCI) on derivative instruments
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in cash flow hedging relationships	2015	2014	2015	2014
Foreign currency forward contracts	$(0.6)	$(0.2)	$—	$(0.4)
Interest rate swaps	—	(0.5)	—	(0.5)
Total	$(0.6)	$(0.7)	$—	$(0.9)

	Amount of gain or (loss) reclassified from Accumulated Other Comprehensive Income (AOCI) into income (effective portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in cash flow hedging relationships	2015	2014	2015	2014
Foreign currency forward contracts	$—	$(0.4)	$0.6	$(0.6)
Interest rate swaps	(0.1)	—	(0.1)	—
Total	$(0.1)	$(0.4)	$0.5	$(0.6)

		Amount of gain or (loss) recognized in income on derivative instruments
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivative	2015	2014	2015	2014
Foreign currency forward contracts	Other (expense) income, net	$(6.7)	$0.1	$6.6	$4.3
Total		$(6.7)	$0.1	$6.6	$4.3

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Overview

Introduction:

The Timken Company engineers, manufactures and markets bearings, transmissions, gearboxes, chain and related products and offers a spectrum of power system rebuild and repair services around the world. The Company’s growing product and services portfolio features many strong industrial brands, such as Timken, Fafnir, Philadelphia Gear, Drives and Interlube. Timken today applies its deep knowledge of metallurgy, tribology and power transmission across the broad spectrum of bearings and related systems to improve the reliability and efficiency of machinery and equipment all around the world. Known for its quality products and collaborative technical sales model, Timken focuses on providing value to diverse markets worldwide through both original equipment manufacturers (OEMs) and aftermarket channels. With approximately 14,000 people operating in 28 countries, Timken makes the world more productive and keeps industry in motion. The Company operates under two segments: (1) Mobile Industries and (2) Process Industries. The following further describes these business segments:

•
Mobile Industries offers an extensive portfolio of bearings, seals, lubrication devices and systems, as well as power transmission components, engineered chain, augers and related products and maintenance services, to OEMs and end users of: off-highway equipment for the agricultural, construction and mining markets; on-highway vehicles including passenger cars, light trucks, and medium- and heavy-duty trucks; rail cars and locomotives. Beyond service parts sold to OEMs, aftermarket sales to individual end users, equipment owners, operators and maintenance shops are handled through the Company's extensive network of authorized automotive and heavy-truck distributors, and include hub units, specialty kits and more. Mobile Industries also provides power transmission systems and flight-critical components for civil and military aircraft, which include bearings, helicopter transmission systems, rotor-head assemblies, turbine engine components, gears and housings.

•
Process Industries supplies industrial bearings and assemblies, power transmission components such as gears and gearboxes, couplings, seals, lubricants, chains and related products and services to OEMs and end users in industries that place heavy demands on operating equipment they make or use. This includes; metals, cement and aggregate production; coal and wind power generation; oil and gas; pulp and paper in applications including printing presses; and cranes, hoists, drawbridges, wind energy turbines, gear drives, drilling equipment, coal conveyors, health and critical motion control equipment, marine equipment and food processing equipment. This segment also supports aftermarket sales and service needs through its global network of authorized industrial distributors. In addition, the Company’s industrial services group offers end users a broad portfolio of maintenance support and capabilities that includes repair and service for bearings and gearboxes as well as electric motor rewind, repair and services.

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

The following items highlight the Company's most recent accomplishments:

•	On June 19, 2015, the Company entered into a new five-year $500 million Senior Credit Facility, which amended and restated the previous Senior Credit Facility that was due to expire on May 11, 2016.

•	On April 30, 2015, the Company completed the sale of its repair service center in Niles, Ohio.

•
In April 2015, the Company announced that it was expanding its product offering of high performance spherical roller bearings. The new product line includes medium bore high performance spherical roller bearings featuring either steel or brass cages in a variety of sizes. The new offering of spherical roller bearings includes several new features that should contribute to a longer bearing life and run cooler than other offerings in the market.

•	In April, the Company launched the Timken® UC-series ball bearing housed unit product line, an extension of the company’s housed unit bearing portfolio

Overview:

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Net sales	$728.0	$789.2	$(61.2)	(7.8)%
Income from continuing operations	37.7	57.6	(19.9)	(34.5)%
Income from discontinued operations	—	6.2	(6.2)	(100.0)%
Net income attributable to noncontrolling interest	1.0	1.1	(0.1)	(9.1)%
Net income attributable to The Timken Company	$36.7	$62.7	$(26.0)	(41.5)%
Diluted earnings per share:
Continuing operations	$0.43	$0.61	$(0.18)	(29.5)%
Discontinued operations	—	0.07	(0.07)	(100.0)%
Diluted earnings per share	$0.43	$0.68	$(0.25)	(36.8)%
Average number of shares – diluted	86,156,775	91,726,593	—	(6.1)%

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Net sales	$1,450.5	$1,526.0	$(75.5)	(4.9)%
(Loss) income from continuing operations	(97.1)	117.9	(215.0)	(182.4)%
Income from discontinued operations	—	29.7	(29.7)	(100.0)%
Net income attributable to noncontrolling interest	1.4	1.4	—	—%
Net (loss) income attributable to The Timken Company	$(98.5)	$146.2	$(244.7)	(167.4)%
Diluted (loss) earnings per share:
Continuing operations	$(1.14)	$1.26	$(2.40)	(190.5)%
Discontinued operations	—	0.32	(0.32)	(100.0)%
Diluted (loss) earnings per share	$(1.14)	$1.58	$(2.72)	(172.2)%
Average number of shares – diluted	86,514,517	92,395,891	—	(6.4)%

The decrease in sales for the second quarter of 2015 compared to the second quarter of 2014 was primarily due to the impact of foreign currency exchange rates and lower volume in the Mobile Industries segment, partially offset by organic growth in Process Industries. The Company's income from continuing operations for the second quarter of 2015 was lower than the second quarter of 2014 primarily due to the impact of foreign currency exchange rates and the impact of lower volume, partially offset by lower raw material and logistics costs. The decrease in income from discontinued operations for the second quarter of 2015 compared to the second quarter of 2014 was due to the spinoff of TimkenSteel on June 30, 2014.

The decrease in sales for the first six months of 2015 compared to the first six months of 2014 was primarily due to the impact of foreign currency exchange rates and lower volume in the Mobile Industries segment, partially offset by higher volume in the Process Industries' wind energy and military marine market sectors and the impact of acquisitions. The Company's income from continuing operations for the first six months of 2015 was lower than the first six months of 2014 primarily due to non-cash pension settlement charges recorded during the first six months of 2015 and the impact of foreign currency exchange rates. These factors were partially offset by lower raw material, logistics and manufacturing costs. The decrease in income from discontinued operations for the first six months of 2015 compared to the first six months of 2014 was due to the spinoff of TimkenSteel.

Outlook:

The Company expects 2015 full-year sales to decrease approximately 7% to 8% compared to 2014, primarily driven by the impact of foreign currency exchange rate changes. The Company's earnings from continuing operations are expected to be lower in 2015 compared to 2014, primarily due to the settlement of certain U.S. pension obligations, unfavorable volume and sales mix and the effects of foreign currency exchange rate changes, partially offset by lower impairment and restructuring charges, lower raw material and logistics costs and lower selling, general and administrative expenses.

The Company expects to generate operating cash from continuing operations of approximately $300 million in 2015, an increase of approximately $20 million, or 7%, compared to 2014, as the Company anticipates lower working capital requirements offset by cash used for income taxes. Pension contributions are expected to be approximately $15 million in 2015, compared to $21.1 million in 2014. The Company expects capital expenditures to be approximately 4% of sales in 2015, compared to 4.2% of sales in 2014.

The Statement of Income

Sales:

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Net Sales	$728.0	$789.2	$(61.2)	(7.8)%

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Net Sales	$1,450.5	$1,526.0	$(75.5)	(4.9)%

Net sales decreased for the second quarter of 2015, compared to the second quarter of 2014, primarily due to the effect of foreign currency exchange rates of $39 million and lower volume of $23 million. The lower volume was driven by most industrial end market sectors and lower aerospace and automotive shipments, partially offset by growth in the wind energy and industrial services market sectors.

Net sales decreased for the first six months of 2015, compared to the first six months of 2014, primarily due to the effect of foreign currency exchange rates of $73 million and lower volume of $10 million, partially offset by the impact of acquisitions of $9 million. The decrease in volume was due to lower demand across most industrial end market sectors and lower aerospace and automotive shipments, partially offset by rail, wind energy, military marine and industrial services market sectors.

Gross Profit:

	Three Months Ended June 30,
	2015	2014	$ Change	Change
Gross profit	$205.1	$233.6	$(28.5)	(12.2)%
Gross profit % to net sales	28.2%	29.6%		(140) bps

	Six Months Ended June 30,
	2015	2014	$ Change	Change
Gross profit	$407.6	$451.7	$(44.1)	(9.8)%
Gross profit % to net sales	28.1%	29.6%		(150) bps

Gross profit decreased in the second quarter of 2015 compared to the second quarter of 2014 primarily due to the effect of foreign currency exchange rates of $18 million and the impact of lower volume and sales mix of $13 million. These factors were partially offset by lower raw material, logistics and manufacturing costs of $6 million.

Gross profit decreased in the first six months of 2015 compared to the first six months of 2014 primarily due to the effect of foreign currency exchange rates of $31 million and unfavorable volume and sales mix of $22 million. These factors were partially offset by lower raw material, logistics and manufacturing costs of $8 million.

Selling, General and Administrative Expenses:

	Three Months Ended June 30,
	2015	2014	$ Change	Change
Selling, general and administrative expenses	$126.1	$136.8	$(10.7)	(7.8)%
Selling, general and administrative expenses % to net sales	17.3%	17.3%		—

	Six Months Ended June 30,
	2015	2014	$ Change	Change
Selling, general and administrative expenses	$254.6	$278.6	$(24.0)	(8.6)%
Selling, general and administrative expenses % to net sales	17.6%	18.3%	—	(70) bps

The decrease in selling, general and administrative expenses in the second quarter of 2015 compared to the second quarter of 2014 was primarily due to lower incentive compensation expense of $11 million and the impact of foreign currency exchange rates of $5 million, partially offset by higher employee benefits of $6 million.

The decrease in selling, general and administrative expenses in the first six months of 2015 compared to the first six months of 2014 was primarily due to lower incentive compensation expense of $19 million and the impact of foreign currency exchange rates of $10 million, partially offset by higher employee benefits of $5 million.

Impairment and Restructuring:

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Impairment charges	$0.6	$0.8	$(0.2)	(25.0)%
Severance and related benefit costs	0.6	2.8	(2.2)	(78.6)%
Exit costs	0.2	1.8	(1.6)	(88.9)%
Total	$1.4	$5.4	$(4.0)	(74.1)%

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Impairment charges	$3.3	$0.8	$2.5	312.5%
Severance and related benefit costs	0.7	5.1	(4.4)	(86.3)%
Exit costs	3.6	2.7	0.9	33.3%
Total	$7.6	$8.6	$(1.0)	(11.6)%

Impairment and restructuring charges of $1.4 million in the second quarter of 2015 were primarily due to impairment charges related to the Company's service center in Niles, Ohio, as well as initiatives to reduce headcount. Impairment and restructuring charges of $7.6 million in the first six months of 2015 were primarily due to impairment charges of $3.0 million related to the Company's service center in Niles, Ohio and exit costs of $3.0 million related to the Company's termination of its relationship with one of its third-party sales representatives in Colombia. Impairment and restructuring charges of $5.4 million and $8.6 million in the second quarter and first six months of 2014, respectively, were primarily due to severance and related benefit costs of $2.1 million and $5.0 million, respectively, related to initiatives to reduce headcount and exit costs of $1.6 million and $2.0 million, respectively, related to the demolition of two closed facilities.

Pension Settlement Charges:

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Pension settlement charges	$4.4	$—	$4.4	NM

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Pension settlement charges	$219.6	$0.7	$218.9	NM

Pension settlement charges recorded in the second quarter of 2015 were primarily due to lump sum distributions in 2015 for one of the Company's U.S. defined benefit plans and one of its Canadian defined benefit plans. Pension settlement charges recorded in the first six months of 2015 were primarily due to an agreement pursuant to which one of the Company's U.S. defined benefit pension plans purchased a group annuity contract from Prudential that requires Prudential to pay and administer future pension benefits for approximately 5,000 U.S. Timken retirees. The Company transferred approximately $575 million of the Company's pension obligations and approximately $635 million of pension assets to Prudential in this transaction. In addition to the purchase of the group annuity contract, the Company made lump sum distributions of $19.0 million to new retirees. As a result of the purchase of the group annuity contract and the lump sum distributions, the Company incurred pension settlement charges of $219.6 million during the first six months of 2015. Pension settlement charges recorded in the first six months of 2014 related to the settlement of pension obligations for one of the Company's Canadian defined benefit pension plans as a result of the closure of the Company's manufacturing facility in St. Thomas, Ontario, Canada.

Interest Income and (Expense):

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Interest (expense)	$(8.4)	$(5.8)	$(2.6)	44.8%
Interest income	$0.7	$1.1	$(0.4)	(36.4)%

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Interest (expense)	$(16.4)	$(11.3)	$(5.1)	45.1%
Interest income	$1.4	$2.1	$(0.7)	(33.3)%

Interest expense for the second quarter and first six months of 2015 increased compared to the second quarter and the first six months of 2014 primarily due to lower capitalized interest. Interest income for the second quarter and first six months of 2015 decreased compared to the second quarter and first six months of 2014 primarily due to lower interest income recognized on the deferred payments related to the sale of real estate in Sao Paulo.

Other Income (Expense):

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Other income (expense), net	$1.1	(1.5)	$2.6	(173.3)%
Total other income (expense)	$1.1	$(1.5)	$2.6	(173.3)%

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Gain on sale of real estate in Brazil	$—	22.6	$(22.6)	(100.0)%
Other (expense), net	(0.3)	(3.7)	3.4	(91.9)%
Total other income (expense)	$(0.3)	$18.9	$(19.2)	(101.6)%

During the first six months of 2014, the Company recognized a gain of $22.6 million related to the sale of real estate in Sao Paulo. Refer to Note 5 - Property, Plant and Equipment for additional information on the gain.

Other income (expense), net increased in the second quarter of 2015 compared to other expense, net in the second quarter of 2014 primarily due to foreign currency exchange rate gains recognized in the second quarter of 2015 compared to foreign currency exchange rate losses in the second quarter of 2014 and lower charitable donations. Other expense, net decreased in the first six months of 2015 compared to the first six months of 2014 primarily due to lower foreign exchange losses and lower charitable donations, partially offset by higher losses from the disposal of property, plant and equipment.

Income Tax Expense:

	Three Months Ended June 30,
	2015	2014	$ Change	Change
Income tax expense	$28.9	$27.6	$1.3	4.7%
Effective tax rate	43.4%	32.5%	—	1,090	bps

	Six Months Ended June 30,
	2015	2014	$ Change	Change
Income tax expense	$7.6	$55.6	$(48.0)	(86.3)%
Effective tax rate	(8.5)%	32.1%	—	(4,060) bps

In accordance with ASC Topic 740 "Income Taxes", the effective tax rate in the second quarter of 2015 was calculated as the difference between the income taxes computed for the six months, as described below, and the year-to-date income taxes recorded as of March 31, 2015. This calculation resulted in an effective tax rate of 43.4% for the second quarter of 2015, including discrete items. The effective tax rate of 43.4% was primarily due to the change in our 2015 forecast and the variability caused by the large pension settlement charge recorded in the first quarter of 2015. The Company expects continued volatility in the quarterly effective tax rate for the remainder of the year.

The effective tax rate in the second quarter of 2014 was calculated as the difference between the income taxes computed for the six months, as described below, and the year-to-date tax recorded as of March 31, 2014. This calculation resulted in an effective tax rate of 32.5% for the second quarter of 2014, including discrete items.

In accordance with ASC Topic 740, "Income Taxes", the effective tax rate in the first six months of 2015 was calculated based on an estimated overall annual effective tax rate, which produced a rate of negative 8.5%, including discrete items, for the first six months of 2015 (for the year, the Company expects tax benefits on expected pretax income). This rate reflects an estimated full year loss in the U.S. primarily driven by pension settlement charges and earnings in foreign jurisdictions, which is expected to produce a net tax benefit on pre-tax income. The effective tax rate of negative 8.5% was lower than the U.S. federal statutory rate of 35% primarily due to earnings in certain foreign jurisdictions where the effective tax rate is less than 35%, tax benefits related to foreign tax credits, U.S. state and local taxes, non-deductible U.S. expenses and the U.S. manufacturing deduction. These factors were partially offset by U.S. taxation of foreign earnings, losses at certain foreign subsidiaries where no tax benefit could be recorded and certain discrete tax expenses.

The effective tax rate in the first six months of 2014 was calculated based on an expected annual effective tax rate of 32.1%, including discrete items. The effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to earnings in certain foreign jurisdictions where the effective tax rate is less than 35%, tax benefits related to foreign tax credits, the U.S. manufacturing deduction and certain discrete tax benefits. These factors were partially offset by losses at certain foreign subsidiaries where no tax benefit could be recorded, U.S. taxation of foreign earnings and U.S. state and local taxes.

Discontinued Operations:

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Net sales	$—	$418.5	$(418.5)	(100.0)%
Income before income taxes	—	9.7	(9.7)	(100.0)%
Income taxes	—	(3.5)	3.5	(100.0)%
Operating results, net of tax	$—	$6.2	$(6.2)	(100.0)%

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Net Sales	$—	$786.2	$(786.2)	(100.0)%
Income before income taxes	—	52.5	(52.5)	(100.0)%
Income taxes	—	(22.8)	22.8	(100.0)%
Operating results, net of tax	$—	$29.7	$(29.7)	(100.0)%

On June 30, 2014, the Company completed the Spinoff. The operating results, net of tax, included one-time transaction costs in connection with the separation of the two companies of $33.1 million and $44.6 million in the second quarter and first six months of 2014, respectively. These costs included consulting and professional fees associated with preparing for and executing the Spinoff. For further discussion, please reference Note 3 - Discontinued Operations in the Notes to the Consolidated Financial Statements.

Business Segments

The primary measurement used by management to measure the financial performance of each segment is EBIT. Refer to Note 11 - Segment Information in the Notes to the Consolidated Financial Statements for the reconciliation of EBIT by segment to consolidated income before income taxes.

The presentation of segment results below includes a reconciliation of the changes in net sales for each segment reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions made in 2014 and foreign currency exchange rate changes. The effects of acquisitions and foreign currency exchange rate changes on net sales are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period. During the second quarter of 2014, the Company acquired substantially all of the assets of Schulz Group (Schulz). During the fourth quarter of 2014, the Company acquired the assets of Revolvo Ltd. (Revolvo). Results for Schulz and Revolvo are reported in the Process Industries segment.

Mobile Industries Segment:

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Net sales	$388.6	$447.2	$(58.6)	(13.1)%
EBIT	$36.0	$42.3	$(6.3)	(14.9)%
EBIT margin	9.3%	9.5%	—	(20) bps

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Net sales	$388.6	$447.2	$(58.6)	(13.1)%
Less: Currency	(24.5)	—	(24.5)	NM
Net sales, excluding the impact of currency	$413.1	$447.2	$(34.1)	(7.6)%

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Net sales	$781.6	$868.9	$(87.3)	(10.0)%
EBIT	$71.4	$106.6	$(35.2)	(33.0)%
EBIT margin	9.1%	12.3%	—	(320) bps

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Net sales	$781.6	$868.9	$(87.3)	(10.0)%
Less: Currency	(43.8)	—	(43.8)	NM
Net sales, excluding the impact of currency	$825.4	$868.9	$(43.5)	(5.0)%

The Mobile Industries segment's net sales, excluding the effects of foreign currency exchange rate changes, decreased 7.6% in the second quarter of 2015 compared to the second quarter of 2014 primarily due to lower volume of $33 million. The lower volume was primarily driven by a decrease in aerospace volume of $14 million, a decrease in off-highway volume of $12 million related to agriculture and a decrease in automotive volume of $11 million. These factors were partially offset by higher volume in the rail market sector of $3 million. EBIT decreased in the second quarter of 2015 compared to the second quarter of 2014 primarily due to the impact of lower volume of $12 million and the impact of foreign currency exchange rate changes of $6 million, partially offset by lower manufacturing, material, logistics costs of $7 million and lower selling, general and administrative expense of $3 million.

The Mobile Industries segment's net sales, excluding the effects of foreign currency exchange rate changes, decreased 5.0% in the first six months of 2015 compared to the first six months of 2014 as a result of lower volume of $44 million. The lower volume was primarily driven by a decrease in aerospace volume of $25 million, a decrease in automotive volume of $21 million and a decrease in off-highway volume of $16 million. These factors were partially offset by higher volume in the rail market sector of $17 million. EBIT decreased in the first six months of 2015 compared to the first six months of 2014 primarily due to the recognition of the gain on sale of real estate in Sao Paulo of $22.6 million in the first quarter of 2014, impact of lower volume and sales mix of $25 million and the effects of foreign currency exchange rates of $10 million. These decreases were partially offset by lower raw material, manufacturing and logistics costs of $9 million, lower selling, general and administrative expenses of $7 million and lower restructuring charges of $6 million.

Full-year sales for the Mobile Industries segment are expected to be down 8% to 9% in 2015 compared to 2014, which includes the expected impact of foreign currency exchange rate changes of approximately 5%. This reflects lower shipments in aerospace and agriculture, partially offset by organic growth from the rail market sector. EBIT for the Mobile Industries segment is expected to decrease in 2015 compared to 2014 as a result of lower impairment charges and lower raw material costs, partially offset by the impact of foreign currency exchange rate changes, unfavorable sales mix and the impact of lower volume.

Process Industries Segment:

	Three Months Ended June 30,
	2015	2014	$ Change	Change
Net sales	$339.4	$342.0	$(2.6)	(0.8)%
EBIT	$56.7	$64.8	$(8.1)	(12.5)%
EBIT margin	16.7%	18.9%	—	(220) bps

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Net sales	$339.4	$342.0	$(2.6)	(0.8)%
Less: Acquisitions	2.4	—	2.4	NM
Currency	(14.8)	—	(14.8)	NM
Net sales, excluding the impact of acquisitions and currency	$351.8	$342.0	$9.8	2.9%

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Net sales	$668.9	$657.1	$11.8	1.8%
EBIT	$101.9	$113.0	$(11.1)	(9.8)%
EBIT margin	15.2%	17.2%		(200) bps

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Net sales	$668.9	$657.1	$11.8	1.8%
Less: Acquisitions	9.2	—	9.2	NM
Currency	(29.2)	—	(29.2)	NM
Net sales, excluding the impact of acquisitions and currency	$688.9	$657.1	$31.8	4.8%

The Process Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, increased 2.9% in the second quarter of 2015 compared to the same period in 2014, primarily due to higher volume of $10 million. The higher volume was primarily due to an increase in wind energy volume of $10 million, an increase in industrial services volume of $8 million and an increase in military marine volume of $5 million, partially offset by industrial distribution volume of $12 million driven by weakness in the metals, mining and oil and gas market sectors. EBIT was lower in the second quarter of 2015 compared to the second quarter of 2014 primarily due to the $3 million net impact of unfavorable sales mix offset in part by higher volume. In addition, higher manufacturing costs of $5 million and foreign currency of $4 million were partially offset by lower logistics costs of $2 million. Unfavorable sales mix was primarily due to lower industrial aftermarket volume.

The Process Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, increased 4.8% in the first six months of 2015 compared to the same period in 2014. The increase was primarily due to higher volume of $34 million. The higher volume was primarily due to an increase in wind energy volume of $23 million, an increase in military marine volume of $15 million and an increase in industrial services volume of $8 million, partially offset by a decrease in industrial aftermarket volume of $15 million. EBIT was lower in the first six months of 2015 compared to the first six months of 2014 primarily due to the unfavorable foreign currency of $9 million and higher impairment and restructuring charges of $3 million. In addition, the impact of higher volume of $16 million was offset by unfavorable sales mix and higher manufacturing costs.

Full-year sales for the Process Industries segment are expected to be down 6% to 7% in 2015 compared to 2014, which includes the expected impact of foreign currency exchange rate changes of approximately 5%. This reflects growth in wind energy and military marine market sectors and the benefit of acquisitions, partially offset by weaker demand in the industrial aftermarket and heavy industries market sectors. EBIT for the Process Industries segment is expected to decrease in 2015 compared to 2014 primarily due to the impact of unfavorable sales mix, foreign currency exchange rate changes and higher manufacturing costs, partially offset by lower raw material costs.

Unallocated Corporate:

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
Corporate expenses	$14.0	$17.2	$(3.2)	(18.6)%
Corporate expenses % to net sales	1.9%	2.2%	—	(30) bps

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
Corporate expenses	$28.2	$36.9	$(8.7)	(23.6)%
Corporate expenses % to net sales	1.9%	2.4%	—	(50) bps

The decrease in corporate expenses during the second quarter and first six months of 2015 compared to the second quarter and first six months of 2014 was primarily due to lower incentive compensation expenses of $4 million and $8 million, respectively.

The Balance Sheet

The following discussion is a comparison of the Consolidated Balance Sheets at June 30, 2015 and December 31, 2014.

Current Assets:

	June 30, 2015	December 31, 2014	$ Change	% Change
Cash and cash equivalents	$236.8	$278.8	$(42.0)	(15.1)%
Restricted cash	19.1	15.3	3.8	24.8%
Accounts receivable, net	487.5	475.7	11.8	2.5%
Inventories, net	574.2	585.5	(11.3)	(1.9)%
Deferred income taxes	49.4	49.9	(0.5)	(1.0)%
Deferred charges and prepaid expenses	23.9	25.2	(1.3)	(5.2)%
Other current assets	45.1	51.5	(6.4)	(12.4)%
Total current assets	$1,436.0	$1,481.9	$(45.9)	(3.1)%

Cash and cash equivalents decreased primarily due to the Company's purchase of approximately 4.3 million of its common shares for an aggregate of $177.2 million, cash dividends paid to shareholders of $44.0 million, and capital expenditures of $43.5 million, partially offset by cash from operating activities of $105.5 million, borrowings under the Company's Accounts Receivable Facility of $82.0 million and borrowings under the Senior Credit Facility of $35.7 million. Accounts receivable, net increased as a result of higher days outstanding driven by higher international sales in June 2015 compared to December 2014, partially offset by the impact of foreign currency exchange rate changes. Inventories, net decreased as a result of foreign currency exchange rate changes.

Property, Plant and Equipment, Net:

	June 30, 2015	December 31, 2014	$ Change	% Change
Property, plant and equipment	$2,160.6	$2,164.1	$(3.5)	(0.2)%
Accumulated depreciation	(1,401.5)	(1,383.6)	(17.9)	1.3%
Property, plant and equipment, net	$759.1	$780.5	$(21.4)	(2.7)%

The decrease in property, plant and equipment in the first six months of 2015 was primarily due to the impact of foreign currency exchange rate changes, as well as current-year depreciation exceeding capital expenditures.

Other Assets:

	June 30, 2015	December 31, 2014	$ Change	% Change
Goodwill	$257.7	$259.5	$(1.8)	(0.7)%
Non-current pension assets	112.2	176.2	(64.0)	(36.3)%
Other intangible assets	225.1	239.8	(14.7)	(6.1)%
Deferred income taxes	36.3	11.2	25.1	224.1%
Other non-current assets	61.2	52.3	8.9	17.0%
Total other assets	$692.5	$739.0	$(46.5)	(6.3)%

The decrease in non-current pension assets was primarily due to the remeasurement of one of the Company's U.S. defined benefit pension plans as a result of the purchase of a group annuity contract from Prudential that requires Prudential to pay and administer future pension benefits for approximately 5,000 U.S. Timken retirees. The remeasurement decreased the funded status for this plan by $69.1 million during the first six months of 2015. The decrease in other intangible assets was primarily due to current-year amortization expense of $18.2 million. The increase in non-current deferred taxes was primarily due to the tax impact of the remeasurement of the Company's U.S. defined benefit pension plan in connection with the Prudential transaction.

Current Liabilities:

	June 30, 2015	December 31, 2014	$ Change	% Change
Short-term debt	$82.1	$7.4	$74.7	NM
Current portion of long-term debt	0.1	0.6	(0.5)	(83.3)%
Accounts payable	170.1	143.9	26.2	18.2%
Salaries, wages and benefits	104.1	146.7	(42.6)	(29.0)%
Income taxes payable	91.4	80.2	11.2	14.0%
Other current liabilities	146.2	155.0	(8.8)	(5.7)%
Total current liabilities	$594.0	$533.8	$60.2	11.3%

The increase in short-term debt was primarily due to borrowings of $82.0 million under the Company's Accounts Receivable Facility. The increase in accounts payable was due primarily to higher days outstanding driven by the Company's initiative to extend payment terms. The decrease in accrued salaries, wages and benefits was the result of the payout of the 2014 performance-based compensation, partially offset by the accruals for 2015 performance-based compensation. The increase in income taxes payable was primarily due to the current portion of the year-to-date income tax provision, partially offset by current-year tax payments of $51.7 million and a reclassification of $27.6 million from current income taxes payable to non-current income taxes payable. The decrease in other current liabilities was primarily due to a decrease in rebate accruals.

Non-Current Liabilities:

	June 30, 2015	December 31, 2014	$ Change	% Change
Long-term debt	$555.6	$522.1	$33.5	6.4%
Accrued pension cost	157.6	165.9	(8.3)	(5.0)%
Accrued postretirement benefits cost	133.7	141.8	(8.1)	(5.7)%
Other non-current liabilities	75.6	48.7	26.9	55.2%
Total non-current liabilities	$922.5	$878.5	$44.0	5.0%

The increase in long-term debt was due to borrowings of $35.7 million under the Company's Senior Credit Facility. The increase in other non-current liabilities during the first six months of 2015 was primarily due to a reclassification of $27.6 million from current income taxes payable to non-current income taxes payable.

Shareholders’ Equity:

	June 30, 2015	December 31, 2014	$ Change	% Change
Common stock	$949.1	$952.5	$(3.4)	(0.4)%
Earnings invested in the business	1,472.9	1,615.4	(142.5)	(8.8)%
Accumulated other comprehensive loss	(396.0)	(482.5)	86.5	(17.9)%
Treasury shares	(672.3)	(509.2)	(163.1)	32.0%
Noncontrolling interest	17.4	12.9	4.5	34.9%
Total shareholders’ equity	$1,371.1	$1,589.1	$(218.0)	(13.7)%

Earnings invested in the business in the first six months of 2015 decreased by net loss attributable to the Company of $98.5 million and dividends declared of $44.0 million. The decrease in accumulated other comprehensive loss was due to a pension and postretirement liability adjustment of $171.4 million ($107.5 million after tax), partially offset by a $20.7 million decrease in foreign currency translation. The pension and postretirement liability adjustment was primarily due to pension settlement charges, net of the impact of the remeasurement including the premiums paid. The foreign currency translation adjustments were due to the strengthening of the U.S. dollar relative to most foreign currencies, including the Euro, the British Pound, the Canadian Dollar and the Brazilian Real. See "Other Matters - Foreign Currency" for further discussion regarding the impact of foreign currency translation. The increase in treasury shares was primarily due to the Company's purchase of 4.3 million of its common shares for $177.2 million, partially offset by net shares issued for stock compensation plans during the first six months of 2015.

Cash Flows

	Six Months Ended June 30,
	2015	2014	$ Change
Net cash provided (used) by operating activities - continuing operations	$105.5	$82.5	$23.0
Net cash provided by operating activities - discontinued operations	—	33.6	(33.6)
Net cash provided by operating activities	105.5	116.1	(10.6)
Net cash used by investing activities - continuing operations	(33.3)	(42.7)	9.4
Net cash used by investing activities - discontinued operations	—	(77.0)	77.0
Net cash used by investing activities	(33.3)	(119.7)	86.4
Net cash used by financing activities - continuing operations	(108.3)	(186.6)	78.3
Net cash used by financing activities - discontinued operations	—	100.0	(100.0)
Net cash used by financing activities	(108.3)	(86.6)	(21.7)
Effect of exchange rate changes on cash	(5.9)	0.4	(6.3)
Decrease in cash and cash equivalents	$(42.0)	$(89.8)	$47.8

Operating activities from continuing operations provided net cash of $105.5 million in the first six months of 2015, after providing net cash of $82.5 million in the first six months of 2014. The increase was due to lower pension contributions and other postretirement benefit payments and higher net income from continuing operations, adjusted for pension and other postretirement expense, partially offset by the impact of working capital. Pension contributions and other postretirement benefit payments were $16.9 million in the first six months of 2015, compared to $41.0 million in the first six months of 2014. Net income from continuing operations, adjusted for pension and other postretirement expense of $238.0 million, in the first six months of 2015, increased $8.1 million compared to net income from continuing operations, adjusted for pension and other postretirement expense of $14.9 million, in the first six months of 2014.

The following chart displays the impact of working capital items on cash during the first six months of 2015 and 2014, respectively:

	Six Months Ended June 30,
	2015	2014
Cash Provided (Used):
Accounts receivable	$(22.7)	$(39.3)
Inventories	(2.8)	(39.8)
Trade accounts payable	28.9	36.9
Other accrued expenses	(54.7)	3.5

Net cash from continuing operations used by investing activities of $33.3 million in the first six months of 2015 decreased from the same period in 2014 primarily due to a $12.0 million decrease in cash used for acquisitions and a $5.0 million decrease in cash used for capital expenditures, partially offset by a $4.6 million decrease in cash provided by short-term marketable securities and a $2.8 million decrease in cash from the disposal of property, plant and equipment primarily due to lower proceeds from the sale of real estate in Sao Paulo.

Net cash from continuing operations used by financing activities was $108.3 million in the first six months of 2015, compared to $186.6 million in the first six months of 2014. The decrease in cash used by financing activities was primarily due to an increase in net borrowings, as well as cash transferred to TimkenSteel in 2014, partially offset by higher total cost of purchases of the Company's common shares during the first six months of 2015 compared to the first six months of 2014. Net borrowings provided cash of $109.4 million in the first six months of 2015 after providing cash of $45.2 million in the first six months of 2014. In addition, the Company transferred cash of $43.5 million to TimkenSteel in June 2014 in connection with the Spinoff. The Company purchased approximately 4.3 million of its common shares for $177.2 million during the first six months of 2015 after purchasing approximately 2.6 million of its common shares for $151.3 million during the first six months of 2014.

Liquidity and Capital Resources:

At June 30, 2015, total debt of $637.8 million exceeded cash, cash equivalents and restricted cash of $255.9 million by $381.9 million. At December 31, 2014, total debt of $530.1 million exceeded cash, cash equivalents and restricted cash of $294.1 million by $236.0 million. The ratio of net debt to capital was 21.8% at June 30, 2015 and 12.9% at December 31, 2014.

Reconciliation of total debt to net debt and the ratio of net debt to capital:

Net Debt:

	June 30, 2015	December 31, 2014
Short-term debt	$82.1	$7.4
Current portion of long-term debt	0.1	0.6
Long-term debt	555.6	522.1
Total debt	$637.8	$530.1
Less: Cash and cash equivalents	236.8	278.8
Restricted cash	19.1	15.3
Net debt	$381.9	$236.0

Ratio of Net Debt to Capital:

	June 30, 2015	December 31, 2014
Net debt	$381.9	$236.0
Shareholders’ equity	1,371.1	1,589.1
Net debt plus shareholders’ equity (capital)	$1,753.0	$1,825.1
Ratio of net debt to capital	21.8%	12.9%

The Company presents net debt because it believes net debt is more representative of the Company's financial position than total debt due to the amount of cash and cash equivalents held by the Company.

At June 30, 2015, approximately $182 million, or 77%, of the Company's cash and cash equivalents resided in jurisdictions outside the United States. Repatriation of these funds to the United States could be subject to domestic and foreign taxes and some portion may be subject to governmental restrictions. Part of the Company's strategy is to grow in attractive market sectors, many of which are outside the United States. This strategy may include making investments in facilities and equipment and potential new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments when possible.

The Company has a $100 million Accounts Receivable Facility, which matures on November 30, 2015. The Accounts Receivable Facility is subject to certain borrowing base limitations and is secured by certain domestic accounts receivable of the Company. As of June 30, 2015, the Company had $82.0 million in outstanding borrowings under the Accounts Receivable Facility, which reduced the availability to zero at June 30, 2015.

The Company has a $500 million Senior Credit Facility, which matures on June 19, 2020. At June 30, 2015, the Senior Credit Facility had outstanding borrowings of $35.7 million, which reduced the availability to $464.3 million. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At June 30, 2015, the Company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0 (3.75 to 1.0 for a limited period up to four quarters following an acquisition with a purchase price of $200 million or greater). As of June 30, 2015, the Company's consolidated leverage ratio was 1.30 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0. As of June 30, 2015, the Company's consolidated interest coverage ratio was 16.13 to 1.0.

The interest rate under the Senior Credit Facility is based on the Company's consolidated leverage ratio. In addition, the Company pays a facility fee based on the consolidated leverage ratio multiplied by the aggregate commitments of all of the lenders under this agreement.

Other sources of liquidity include short-term lines of credit for certain of the Company's foreign subsidiaries, which provide for borrowings up to $224.7 million. The majority of these lines are uncommitted. At June 30, 2015, the Company had borrowings outstanding of $0.1 million and guarantees of $5.2 million, which reduced the availability under these facilities to $219.4 million.

The Company expects that any cash requirements in excess of cash on hand and cash generated from operating activities will be met by the committed funds available under its Accounts Receivable Facility and the Senior Credit Facility. Management believes it has sufficient liquidity to meet its obligations through at least the term of the Senior Credit Facility.

The Company expects to remain in compliance with its debt covenants. However, the Company may need to limit its borrowings under the Senior Credit Facility or other facilities in order to remain in compliance. As of June 30, 2015, the Company could have borrowed the full amounts available under the Senior Credit Facility and Accounts Receivable Facility, and would have still been in compliance with its debt covenants.

The Company expects cash from operations in 2015 to increase to approximately $300 million as the Company anticipates lower working capital requirements offset by cash used for income taxes. The Company expects to make approximately $15 million in pension and postretirement contributions in 2015, compared to $21.1 million in 2014. The Company expects capital expenditures of approximately 4% of sales in 2015, compared to 4.2% of sales in 2014.

Financing Obligations and Other Commitments:

During the first six months of 2015, the Company made contributions of $6.9 million to its global defined benefit pension plans. The Company currently expects to make contributions to its global defined benefit pension plans in 2015 totaling approximately $15 million. Returns for the Company's global defined benefit pension plan assets in 2014 were 11.2%, above the expected rate-of-return assumption of 7.25% due to broad increases in global equity markets. These higher returns positively impacted the funded status of the plans at the end of 2014 and are expected to result in lower pension expense and required pension contributions in future years. Returns for the Company's U.S. defined benefit plan pension assets for the first six months of 2015 were approximately negative 1.6%. The Company expects to record pension expense of approximately $273 million for 2015, compared to pension expense of $54.6 million in 2014. The majority of the increase in pension expense for 2015 is due to pension settlement charges in 2015, of which the majority of this expense was recorded during the first quarter of 2015.

During the first six months of 2015, the Company purchased approximately 4.3 million of its common shares for $177.2 million under the Company's 2012 common share purchase plan. This plan authorized the Company to buy, in the open market or in privately negotiated transactions, up to 10 million common shares, which are to be held as treasury shares and used for specified purposes. On June 13, 2014, the Company's Board of Directors authorized an additional 10 million common shares for repurchase under this plan. The authorization expires on December 31, 2015. As of June 30, 2015, the Company has purchased approximately 15.4 million common shares under this plan.

The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.

Critical Accounting Policies and Estimates:

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company reviews its critical accounting policies throughout the year. The Company has concluded that there have been no changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2014, during the six months ended June 30, 2015.

Other Matters

Foreign Currency:

Assets and liabilities of subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing each month during the quarter. Related translation adjustments are reflected as a separate component of accumulated other comprehensive income (loss). Foreign currency gains and losses resulting from transactions are included in the Consolidated Statement of Income.

Foreign currency exchange gains included in the Company's operating results for the second quarter of 2015 were $1.1 million compared to a loss of $0.8 million during the second quarter of 2014. Foreign currency exchange losses of $0.5 million included in the Company's operating results for the first six months of 2015 compared to a loss of $3.2 million during the first six months of 2014. For the six months ended June 30, 2015, the Company recorded a negative foreign currency translation adjustment of $21.2 million that decreased shareholders' equity, compared to a positive foreign currency translation adjustment of $8.3 million that increased shareholders' equity for the six months ended June 30, 2014. The foreign currency translation adjustments for the six months ended June 30, 2015 were negatively impacted by the strengthening of the U.S. dollar relative to most foreign currencies, including the Euro, the British Pound, the Canadian Dollar and the Brazilian Real.

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

•	the impact on the Company's pension obligations due to changes in interest rates, investment performance and other tactics designed to reduce risk; and

•	those items identified under Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Common Shares

The following table provides information about purchases by the Company of its common shares during the quarter ended June 30, 2015.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
4/1/15 - 4/30/15	915,271	$41.31	915,000	5,651,862
5/1/15 - 5/31/15	660,495	40.13	634,653	5,017,209
6/1/15 - 6/30/15	440,000	38.82	440,000	4,577,209
Total	2,015,766	$40.38	1,989,653	4,577,209

(1)
Of the shares purchased in April and May, 271 and 25,842, respectively, represent common shares of the Company that were owned and tendered by employees to exercise stock options, and to satisfy withholding obligations in connection with the exercise of stock options and vesting of restricted shares.

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

Item 6. Exhibits

10.1
The Timken Company Senior Executive Management Performance Plan, as amended and restated as of February 13, 2015, was filed on March 27, 2015 as Appendix A to the Company’s definitive proxy statement on Schedule 14A (Commission File No. 1-1169) and is incorporated herein by reference.

10.2
The Timken Company 2011 Long-Term Incentive Plan, as amended and restated as of February 13, 2015, was filed on March 27, 2015 as Appendix B to the Company’s definitive proxy statement on Schedule 14A (Commission File No. 1-1169) and is incorporated herein by reference.

10.3	Form of Restricted Shares Agreement for Nonemployee Directors (annual grant), as adopted February 13, 2015.

10.4	Form of Restricted Shares Agreement for Nonemployee Directors (new director grant), as adopted February 13, 2015.

31.1	Certification of Richard G. Kyle, President and Chief Executive Officer (principal executive officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101
Financial statements from the quarterly report on Form 10-Q of The Timken Company for the quarter ended June 30, 2015, filed on July 30, 2015, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY
Date: July 30, 2015	By: /s/ Richard G. Kyle
Richard G. Kyle President and Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2015	By: /s/ Philip D. Fracassa
Philip D. Fracassa Executive Vice President and Chief Financial Officer (Principal Financial Officer)