Form 10-Q
period 2015-09-30
TIMKEN CO
filed 2015-10-28
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2015
Common Shares, without par value	82,993,555 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE TIMKEN COMPANY AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(Dollars in millions, except per share data)
Net sales	$707.4	$788.0	$2,157.9	$2,314.0
Cost of products sold	512.0	562.5	1,554.9	1,636.8
Gross Profit	195.4	225.5	603.0	677.2
Selling, general and administrative expenses	120.7	132.2	375.3	410.8
Impairment and restructuring charges	4.4	99.4	12.0	108.0
Pension settlement charges	3.6	—	223.2	0.7
Operating Income (Loss)	66.7	(6.1)	(7.5)	157.7
Interest expense	(8.6)	(9.1)	(25.0)	(20.4)
Interest income	0.6	1.0	2.0	3.1
Gain on sale of real estate	—	—	—	22.6
Other income (expense), net	(0.8)	1.8	(1.1)	(1.9)
Income (Loss) From Continuing Operations Before Income Taxes	57.9	(12.4)	(31.6)	161.1
Provision (benefit) for income taxes	(6.6)	(2.2)	1.0	53.4
Income (Loss) From Continuing Operations	64.5	(10.2)	(32.6)	107.7
Income (loss) from discontinued operations, net of income taxes	—	(11.0)	—	18.7
Net Income (Loss)	64.5	(21.2)	(32.6)	126.4
Less: Net income attributable to noncontrolling interest	1.1	0.7	2.5	2.1
Net Income (Loss) attributable to The Timken Company	$63.4	$(21.9)	$(35.1)	$124.3

Amounts attributable to The Timken Company's Common Shareholders
Income (loss) from continuing operations	$63.4	$(10.9)	$(35.1)	$105.6
Income (loss) from discontinued operations, net of income taxes	—	(11.0)	—	18.7
Net income (loss) attributable to The Timken Company	$63.4	$(21.9)	$(35.1)	$124.3

Net Income (Loss) per Common Share attributable to The Timken Company's Common Shareholders
Earnings (loss) per share - Continuing Operations	$0.76	$(0.12)	$(0.41)	$1.16
Earnings (loss) per share - Discontinued Operations	—	(0.12)	—	0.21
Basic earnings (loss) per share	$0.76	$(0.24)	$(0.41)	$1.37

Diluted earnings (loss) per share - Continuing Operations	$0.75	$(0.12)	$(0.41)	$1.15
Diluted earnings (loss) per share - Discontinued Operations	—	(0.12)	—	0.20
Diluted earnings (loss) per share	$0.75	$(0.24)	$(0.41)	$1.35

Dividends per share	$0.26	$0.25	$0.77	$0.75
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(Dollars in millions)

Net Income (Loss)	$64.5	$(21.2)	$(32.6)	$126.4
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(30.9)	(25.9)	(52.1)	(17.6)
Pension and postretirement liability adjustment	13.0	15.4	120.5	1.9
Change in fair value of derivative financial instruments	1.2	(0.7)	0.9	(0.9)
Other comprehensive income (loss), net of tax	(16.7)	(11.2)	69.3	(16.6)
Comprehensive Income (Loss), net of tax	47.8	(32.4)	36.7	109.8
Less: comprehensive income attributable to noncontrolling interest	—	0.2	0.9	2.0
Comprehensive Income (Loss) attributable to The Timken Company	$47.8	$(32.6)	$35.8	$107.8
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	(Unaudited)
	September 30, 2015	December 31, 2014
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$155.0	$278.8
Restricted cash	14.8	15.3
Accounts receivable, less allowances (2015 – $17.2 million; 2014 – $13.7 million)	469.8	475.7
Inventories, net	595.4	585.5
Deferred income taxes	48.0	49.9
Deferred charges and prepaid expenses	25.1	25.2
Other current assets	70.8	51.5
Total Current Assets	1,378.9	1,481.9

Property, Plant and Equipment, net	783.1	780.5

Other Assets
Goodwill	327.1	259.5
Non-current pension assets	114.1	176.2
Other intangible assets	277.8	239.8
Deferred income taxes	18.3	11.2
Other non-current assets	47.3	52.3
Total Other Assets	784.6	739.0
Total Assets	$2,946.6	$3,001.4

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$83.6	$7.4
Current portion of long-term debt	15.1	0.6
Accounts payable, trade	176.0	143.9
Salaries, wages and benefits	110.0	146.7
Income taxes payable	75.0	80.2
Other current liabilities	145.9	155.0
Total Current Liabilities	605.6	533.8

Non-Current Liabilities
Long-term debt	625.9	522.1
Accrued pension cost	158.8	165.9
Accrued postretirement benefits cost	130.1	141.8
Deferred income taxes	3.8	4.1
Other non-current liabilities	70.8	44.6
Total Non-Current Liabilities	989.4	878.5

Shareholders’ Equity
Class I and II Serial Preferred Stock, without par value:
Authorized – 10,000,000 shares each class, none issued	—	—
Common stock, without par value:
Authorized – 200,000,000 shares
Issued (including shares in treasury) (2015 – 98,375,135 shares; 2014 – 98,375,135 shares)
Stated capital	53.1	53.1
Other paid-in capital	901.0	899.4
Earnings invested in the business	1,514.6	1,615.4
Accumulated other comprehensive loss	(411.6)	(482.5)
Treasury shares at cost (2015 – 15,381,580 shares; 2014 – 9,783,375 shares)	(722.8)	(509.2)
Total Shareholders’ Equity	1,334.3	1,576.2
Noncontrolling Interest	17.3	12.9
Total Equity	1,351.6	1,589.1
Total Liabilities and Shareholders’ Equity	$2,946.6	$3,001.4
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net (loss) income attributable to The Timken Company	$(35.1)	$124.3
Net income from discontinued operations	—	(18.7)
Net income attributable to noncontrolling interest	2.5	2.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97.8	103.4
Impairment charges	3.3	98.8
Loss (gain) on sale of assets	2.1	(20.9)
Deferred income tax provision	(81.1)	(16.6)
Stock-based compensation expense	14.1	18.5
Excess tax benefits related to stock-based compensation	(1.5)	(6.4)
Pension and other postretirement expense	251.5	22.5
Pension contributions and other postretirement benefit payments	(23.5)	(47.6)
Changes in operating assets and liabilities:
Accounts receivable	(1.9)	(52.6)
Inventories	7.1	(52.1)
Accounts payable, trade	27.0	47.3
Other accrued expenses	(56.0)	(7.4)
Income taxes	23.5	(31.0)
Other, net	16.5	9.2
Net Cash Provided by Operating Activities - Continuing Operations	246.3	172.8
Net Cash Provided by Operating Activities - Discontinued Operations	—	22.6
Net Cash Provided by Operating Activities	246.3	195.4

Investing Activities
Capital expenditures	(65.1)	(87.1)
Acquisitions, net of cash received	(213.6)	(12.0)
Proceeds from disposal of property, plant and equipment	11.0	15.1
Investments in short-term marketable securities, net	(0.6)	3.9
Other	(0.5)	—
Net Cash Used by Investing Activities - Continuing Operations	(268.8)	(80.1)
Net Cash Used by Investing Activities - Discontinued Operations	—	(77.0)
Net Cash Used by Investing Activities	(268.8)	(157.1)

Financing Activities
Cash dividends paid to shareholders	(65.7)	(68.2)
Purchase of treasury shares	(227.9)	(266.5)
Proceeds from exercise of stock options	4.0	16.7
Excess tax benefits related to stock-based compensation	1.5	6.4
Proceeds from issuance of long-term debt	225.7	346.2
Deferred financing costs	(2.0)	—
Accounts receivable securitization financing borrowings	116.0	90.0
Accounts receivable securitization financing payments	(38.0)	(90.0)
Payments on long-term debt	(106.1)	(250.6)
Short-term debt activity, net	(1.6)	(9.5)
Decrease in restricted cash	0.2	—
Cash transferred to TimkenSteel Corporation	—	(46.5)
Other	3.7	(3.1)
Net Cash Used by Financing Activities - Continuing Operations	(90.2)	(275.1)
Net Cash Provided by Financing Activities - Discontinued Operations	—	100.0
Net Cash Used by Financing Activities	(90.2)	(175.1)
Effect of exchange rate changes on cash	(11.1)	(9.6)
Decrease In Cash and Cash Equivalents	(123.8)	(146.4)
Cash and cash equivalents at beginning of year	278.8	384.6
Cash and Cash Equivalents at End of Period	$155.0	$238.2
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

The following table presents the results of operations for TimkenSteel that have been reclassified to discontinued operations.

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Net sales	$—	$786.2
Cost of goods sold	—	642.1
Gross profit	—	144.1
Selling, administrative and general expenses	—	46.3
Separation Costs	10.1	54.7
Interest expense, net	—	0.8
Other expense (income), net	—	(0.1)
Income (loss) before income taxes	(10.1)	42.4
Income tax expense	(0.9)	(23.7)
Income (loss) from discontinued operations	$(11.0)	$18.7

Note 4 - Acquisitions

On September 1, 2015, the Company completed the acquisition of the membership interests of Carlstar Belt LLC (Carlstar Belts) for $213.7 million, including cash acquired of approximately $0.1 million. The Company incurred approximately $1 million of legal and professional fees to acquire Carlstar Belts. Carlstar Belts is a leading North American manufacturer of belts used in industrial, commercial and consumer applications, and sold under multiple brand names, including Carlisle®, Ultimax® and Panther®, among others. The acquisition of Carlstar Belts further diversifies the Company's portfolio beyond engineered bearings, bringing customers an expanded offering of mechanical power transmission products and services. The product portfolio includes more than 20,000 parts that utilize wrap molded, raw edge, v-ribbed and synchronous belt designs. Based in Springfield, Missouri, Carlstar Belts had annual sales of approximately $140 million for the twelve months ending June 30, 2015, and employs approximately 750 employees. The results of the operations of Carlstar Belts are reported in both the Mobile Industries and Process Industries segments based on customers served.
Pro forma results of operations have not been presented because the effects of the acquisition were not significant to the Company's income from continuing operations before income taxes or total assets in 2015. The following table presents the preliminary purchase price allocations for the acquisition in 2015:

Initial Purchase Price Allocation
Assets:
Cash and cash equivalents	$0.1
Accounts receivable, net	13.3
Inventories, net	48.5
Other current assets	1.1
Property, plant and equipment, net	37.9
Goodwill	69.7
Other intangible assets	63.9
Total assets acquired	$234.5
Liabilities:
Accounts payable, trade	$10.2
Salaries, wages and benefits	1.1
Other current liabilities	1.3
Non-Current Pension Liability	2.3
Non-Current Deferred Tax Liability	5.9
Total liabilities assumed	$20.8
Net assets acquired	$213.7

The following table summarizes the preliminary purchase price allocation for identifiable intangible assets acquired in 2015:

	Initial Purchase Price Allocation
		Weighted - Average Life
Trade name	$1.7	11 years
Technology	17.1	20 years
All customer relationships	43.9	20 years
Capitalized Software	1.2	3 years
Total intangible assets	$63.9	19 years

Note 5 - Inventories
The components of inventories were as follows:

	September 30, 2015	December 31, 2014
Manufacturing supplies	$25.7	$25.0
Raw materials	63.5	51.3
Work in process	212.0	219.3
Finished products	318.2	302.7
Subtotal	619.4	598.3
Allowance for obsolete and surplus inventory	(24.0)	(12.8)
Total Inventories, net	$595.4	$585.5

Inventories are valued at the lower of cost or market, with approximately 53% valued by the first-in, first-out (FIFO) method and the remaining 47% valued by the last-in, first-out (LIFO) method. The majority of the Company's domestic inventories are valued by the LIFO method and all of the Company's international (outside the United States) inventories are valued by the FIFO method.

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

The LIFO reserves at September 30, 2015 and December 31, 2014 were $197.1 million and $199.7 million, respectively. The Company recognized a decrease in its LIFO reserve of $2.6 million during the first nine months of 2015, compared to a decrease in its LIFO reserve of $1.7 million during the first nine months of 2014.

Note 6 - Property, Plant and Equipment
The components of property, plant and equipment were as follows:

	September 30, 2015	December 31, 2014
Land and buildings	$429.7	$428.8
Machinery and equipment	1,762.9	1,735.3
Subtotal	2,192.6	2,164.1
Accumulated depreciation	(1,409.5)	(1,383.6)
Property, Plant and Equipment, net	$783.1	$780.5

Depreciation expense for the nine months ended September 30, 2015 and 2014 was $70.8 million and $90.0 million, respectively.

During the fourth quarter of 2014, the Company transferred $45.7 million of capitalized software from property, plant and equipment to intangible assets. Depreciation expense on the transferred capitalized software for the nine months ended September 30, 2014 was $8.3 million.

Capitalized interest during the nine months ended September 30, 2015 and 2014 was zero and $7.3 million, respectively. Capitalized interest of $5.7 million for the nine months ended September 30, 2014 related to TimkenSteel.

In November 2013, the Company finalized the sale of its former manufacturing site in Sao Paulo, Brazil (Sao Paulo). The Company expects to receive approximately $31 million over a twenty-four month period, of which $28.9 million was received as of September 30, 2015. The total cost of this transaction, including the net book value of the real estate and broker's commissions, was approximately $3 million. The Company began recognizing the gain on the sale of this site using the installment method. In the first quarter of 2014, the Company changed to the full accrual method of recognizing the gain after it had received 25% of the total sales value. As a result, the Company recognized the remaining gain of $22.6 million ($19.5 million after tax) related to this transaction during the first quarter of 2014.

Assets Held for Sale

During the third quarter of 2015, the Company explored strategic alternatives for its U.S. subsidiary, Timken Alcor Aerospace Technologies, Inc. (Alcor). Alcor is engaged in the design, engineering, sourcing, manufacture and sale of parts and components used in gas turbine engines and helicopter drivetrain applications and filing applications for and obtaining certificates reflecting a Parts Manufacturer Approval (PMA) issued by the United States Federal Aviation Administration (FAA) for such parts and components. The results of the operations of Alcor are reported in the Mobile Industries segment. At September 30, 2015, the assets and liabilities of Alcor were presented as assets held for sale and included in other current assets and other current liabilities, respectively on the Consolidated Balance Sheet.

The following table presents the assets and liabilities classified as assets held for sale at September 30, 2015.

Assets Held for Sale
Assets:
Accounts receivable, net	$2.5
Inventories, net	6.7
Other current assets	0.1
Property, plant and equipment, net	2.0
Other intangible assets	3.6
Total assets	$14.9
Liabilities:
Accounts payable, trade	$0.7
Other current liabilities	0.8
Total liabilities	$1.5
Net assets held for sale	$13.4

Note 7 - Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2015 were as follows:

	Mobile Industries	Process Industries	Total
Beginning balance	$89.6	$169.9	$259.5
Acquisitions	7.1	62.6	69.7
Other	(0.5)	(1.6)	(2.1)
Ending balance	$96.2	$230.9	$327.1

Acquisitions in 2015 relate to the preliminary purchase price allocation for Carlstar Belts completed on September 1, 2015. $58.8 million of the goodwill acquired for Carlstar Belts is tax-deductible and will be recognized over 15 years for tax purposes. The remaining $10.9 million is non-deductible for tax purposes. “Other” primarily includes foreign currency translation adjustments.

The following table displays intangible assets as of September 30, 2015 and December 31, 2014:

	As of September 30, 2015			As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$198.8	$66.4	$132.4	$160.1	$59.0	$101.1
Know-how	32.7	6.3	26.4	33.4	5.1	28.3
Industrial license agreements	0.1	0.1	—	0.1	0.1	—
Land-use rights	8.5	4.8	3.7	8.7	4.7	4.0
Patents	2.1	2.0	0.1	2.3	2.0	0.3
Technology	53.7	13.3	40.4	37.0	11.9	25.1
Tradenames	6.5	3.1	3.4	5.4	3.0	2.4
PMA licenses	—	—	—	5.3	4.5	0.8
Non-compete agreements	2.7	2.5	0.2	3.5	3.2	0.3
Software	240.7	193.9	46.8	235.0	182.0	53.0
	$545.8	$292.4	$253.4	$490.8	$275.5	$215.3
Intangible assets not subject to amortization:
Tradenames	$15.7	$—	$15.7	$15.8	$—	$15.8
FAA air agency certificates	8.7	—	8.7	8.7	—	8.7
	$24.4	$—	$24.4	$24.5	$—	$24.5
Total intangible assets	$570.2	$292.4	$277.8	$515.3	$275.5	$239.8

Intangible assets at September 30, 2015 exclude $3.6 million of intangible assets classified as assets held for sale. See Note 6 - Property, Plant and Equipment for additional information on assets held for sale.

Amortization expense for intangible assets was $27.0 million and $13.4 million for the nine months ended September 30, 2015 and 2014, respectively. Amortization expense for intangible assets is estimated to be $34.4 million in 2015; $30.3 million in 2016; $26.1 million in 2017; $20.8 million in 2018; and $15.8 million in 2019.

Note 8 - Financing Arrangements
Short-term debt at September 30, 2015 and December 31, 2014 was as follows:

	September 30, 2015	December 31, 2014
Variable-rate Asset Securitization Agreement with interest rate of 0.98% at September 30, 2015	$78.0	$—
Borrowings under variable-rate lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 0.40% to 9.50% at September 30, 2015 and interest rates ranging from 0.51% to 5.13% at December 31, 2014	5.6	7.4
Short-term debt	$83.6	$7.4

The lines of credit for certain of the Company’s foreign subsidiaries provide for short-term borrowings up to $222.9 million. Most of these lines of credit are uncommitted. At September 30, 2015, the Company’s foreign subsidiaries had borrowings outstanding of $5.6 million and guarantees of $5.1 million, which reduced the availability under these facilities to $212.2 million.

The Company has a $100 million Amended and Restated Asset Securitization Agreement (Accounts Receivable Facility), which matures on November 30, 2015. Under the terms of the Accounts Receivable Facility, the Company sells, on an ongoing basis, certain accounts receivable to Timken Receivables Corporation, a wholly-owned consolidated subsidiary, that in turn uses the accounts receivable to secure borrowings, which are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the Accounts Receivable Facility are limited by certain borrowing base calculations. Amounts outstanding under the Accounts Receivable Facility are reported in short-term debt in the Company’s Consolidated Balance Sheet. As of September 30, 2015, the Company had $78.0 million in outstanding borrowings under the Accounts Receivable Facility, which are secured by certain accounts receivable in accordance with the terms of the Accounts Receivable Facility. These borrowings reduced the availability of the Accounts Receivable Facility to zero at September 30, 2015. The cost of this facility, which is the commercial paper rate plus program fees, is considered a financing cost and is included in interest expense in the Consolidated Statements of Income.

Long-term debt at September 30, 2015 and December 31, 2014 was as follows:

	September 30, 2015	December 31, 2014
Fixed-rate Medium-Term Notes, Series A, mature at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	$175.0	$175.0
Fixed-rate Senior Unsecured Notes, maturing on September 1, 2024, with an interest rate of 3.875%	345.1	346.4
Variable-rate Senior Credit Facility with an interest rate of 1.48% at September 30, 2015	120.8	—
Other	0.1	1.3
	$641.0	$522.7
Less current maturities	15.1	0.6
Long-term debt	$625.9	$522.1

On June 19, 2015, the Company entered into a $500 million Third Amended and Restated Credit Agreement (Senior Credit Facility). The Senior Credit Facility amended and restated the previous senior credit facility, which was due to expire on May 11, 2016. The Senior Credit Facility now matures on June 19, 2020. At September 30, 2015, the Company had outstanding borrowings of $120.8 million under the Senior Credit Facility, which reduced the availability to $379.2 million at September 30, 2015. The Company incurred $2.0 million of deferred financing costs in connection with the Senior Credit Facility that will be amortized over life of the facility. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At September 30, 2015, the Company was in full compliance with both of these covenants.

On August 20, 2014, the Company issued $350 million of fixed-rate 3.875% senior unsecured notes that mature on September 1, 2024 (2024 Notes). The Company used the net proceeds from the issuance of the 2024 Notes to repay the Company's fixed-rate 6.00% senior unsecured notes that matured on September 15, 2014 and for general corporate purposes.

Note 9 - Equity

The changes in the equity components for the nine months ended September 30, 2015 were as follows:

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Earnings Invested in the Business	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non- controlling Interest
Balance at December 31, 2014	$1,589.1	$53.1	$899.4	$1,615.4	$(482.5)	$(509.2)	$12.9
Net (loss) income	(32.6)			(35.1)			2.5
Foreign currency translation adjustment	(52.1)				(50.5)		(1.6)
Pension and postretirement liability adjustment (net of the income tax benefit of $68.5 million)	120.5				120.5
Change in fair value of derivative financial instruments, net of reclassifications	0.9				0.9
Dissolution of joint venture	(0.2)						(0.2)
Investment in joint venture by noncontrolling interest party	3.7						3.7
Dividends – $0.77 per share	(65.7)			(65.7)
Excess tax benefit from stock compensation	1.5		1.5
Stock-based compensation expense	14.1		14.1
Stock purchased at fair market value	(227.9)					(227.9)
Stock option exercise activity	4.0		(7.4)			11.4
Restricted shares (issued) surrendered	0.2		(6.6)			6.8
Shares surrendered for taxes	(3.9)					(3.9)
Balance at September 30, 2015	$1,351.6	$53.1	$901.0	$1,514.6	$(411.6)	$(722.8)	$17.3

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

Note 10 - Accumulated Other Comprehensive Income (Loss)

The following tables present details about components of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2015, respectively:

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at June 30, 2015	$(21.4)	$(373.5)	$(1.1)	$(396.0)
Other comprehensive (loss) income before reclassifications, before income tax	(30.9)	4.2	2.1	(24.6)
Amounts reclassified from accumulated other comprehensive income, before income tax	—	13.4	(0.2)	13.2
Income tax (benefit) expense	—	(4.6)	(0.7)	(5.3)
Net current period other comprehensive (loss) income, net of income taxes	(30.9)	13.0	1.2	(16.7)
Non-controlling interest	1.1	—	—	1.1
Net current period comprehensive (loss) income, net of income taxes and non-controlling interest	(29.8)	13.0	1.2	(15.6)
Balance at September 30, 2015	$(51.2)	$(360.5)	$0.1	$(411.6)

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2014	$(0.7)	$(481.0)	$(0.8)	$(482.5)
Other comprehensive (loss) income before reclassifications, before income tax	(52.1)	(62.3)	2.1	(112.3)
Amounts reclassified from accumulated other comprehensive income, before income tax	—	251.3	(0.7)	250.6
Income tax (benefit) expense	—	(68.5)	(0.5)	(69.0)
Net current period other comprehensive (loss) income, net of income taxes	(52.1)	120.5	0.9	69.3
Non-controlling interest	1.6	—	—	1.6
Net current period comprehensive (loss) income, net of income taxes and non-controlling interest	(50.5)	120.5	0.9	70.9
Balance at September 30, 2015	$(51.2)	$(360.5)	$0.1	$(411.6)

The following tables present details about components of accumulated other comprehensive loss for the three and the nine months ended September 30, 2014, respectively:

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at June 30, 2014	$48.5	$(445.7)	$(0.6)	$(397.8)
Other comprehensive (loss) income before reclassifications, before income tax	(25.9)	6.1	(0.1)	(19.9)
Amounts reclassified from accumulated other comprehensive income, before income tax	—	13.5	0.1	13.6
Income tax (benefit) expense	—	(4.2)	(0.7)	(4.9)
Net current period other comprehensive (loss) income, net of income taxes	(25.9)	15.4	(0.7)	(11.2)
Non-controlling interest	0.5	—	—	0.5
Net current period comprehensive (loss) income, net of income taxes and non-controlling interest	(25.4)	15.4	(0.7)	(10.7)
Balance at September 30, 2014	$23.1	$(430.3)	$(1.3)	$(408.5)

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
As of December 31, 2013	$37.5	$(663.2)	$(0.4)	$(626.1)
Other comprehensive (loss) income before reclassifications, before income tax	(17.6)	(33.4)	(1.0)	(52.0)
Amounts reclassified from accumulated other comprehensive income, before income tax	—	52.9	0.7	53.6
Income tax (benefit) expense	—	(17.6)	(0.6)	(18.2)
Net current period other comprehensive (loss) income, net of income taxes	(17.6)	1.9	(0.9)	(16.6)
Non-controlling interest	0.1	—	—	0.1
Distribution of TimkenSteel	3.1	231.0	—	234.1
Net current period comprehensive (loss) income, net of income taxes and non-controlling interest	(14.4)	232.9	(0.9)	217.6
Balance at September 30, 2014	$23.1	$(430.3)	$(1.3)	$(408.5)

Other comprehensive (loss) income before reclassifications and income taxes includes the effect of foreign currency.

$221.0 million of the before-tax reclassification of pension and postretirement liability adjustments was included in pension settlement charges in the Consolidated Statement of Income for the first nine months of 2015. The remaining before-tax reclassification of pension and postretirement liability adjustments was due to the amortization of actuarial losses and prior service costs and was included in costs of products sold and selling, general and administrative expenses in the Consolidated Statements of Income. The reclassification of the remaining components of accumulated other comprehensive income (loss) was included in other income (expense), net in the Consolidated Statements of Income.

Note 11 - Earnings Per Share

The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income (loss) from continuing operations attributable to The Timken Company	$63.4	$(10.9)	$(35.1)	$105.6
Less: undistributed earnings allocated to nonvested stock		—	—	—
Net income (loss) from continuing operations available to common shareholders for basic earnings per share and diluted earnings per share	$63.4	$(10.9)	$(35.1)	$105.6
Denominator:
Weighted average number of shares outstanding, basic	83,671,931	89,683,436	85,578,800	90,889,871
Effect of dilutive securities:
Stock options and awards based on the treasury stock method	473,820	—	—	820,157
Weighted average number of shares outstanding, assuming dilution of stock options and awards	84,145,751	89,683,436	85,578,800	91,710,028
Basic earnings (loss) per share from continuing operations	$0.76	$(0.12)	$(0.41)	$1.16
Diluted earnings (loss) per share from continuing operations	$0.75	$(0.12)	$(0.41)	$1.15

The exercise prices for certain stock options that the Company has awarded exceed the average market price of the Company’s common shares during the relevant periods. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. The antidilutive stock options outstanding during the three months ended September 30, 2015 were 2,761,824. During the three months ended September 31, 2014, all stock options were antidilutive as the Company experienced a loss from continuing operations. During the nine months ended September 31, 2015, all stock options were antidilutive as the Company experienced a loss from continuing operations. The antidilutive stock options outstanding during the nine months ended September 30, 2014 were 697,670.

Note 12 - Segment Information

The primary measurement used by management to measure the financial performance of each segment is EBIT (earnings before interest and taxes).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales to external customers:
Mobile Industries	$396.4	$427.0	$1,178.0	$1,295.9
Process Industries	311.0	361.0	979.9	1,018.1
	$707.4	$788.0	$2,157.9	$2,314.0

Segment EBIT:
Mobile Industries	$43.0	$(63.4)	$114.4	$43.2
Process Industries	43.1	74.4	145.0	187.4
Total EBIT, for reportable segments	$86.1	$11.0	$259.4	$230.6
Unallocated corporate expenses	(16.6)	(15.3)	(44.8)	(52.2)
Unallocated pension settlement charges	(3.6)	—	(223.2)	—
Interest expense	(8.6)	(9.1)	(25.0)	(20.4)
Interest income	0.6	1.0	2.0	3.1
Income (loss) from continuing operations before income taxes	$57.9	$(12.4)	$(31.6)	$161.1

Note 13 - Impairment and Restructuring Charges
Impairment and restructuring charges by segment are comprised of the following:

For the three months ended September 30, 2015:

	Mobile Industries	Process Industries	Corporate	Total
Severance and related benefit costs	$2.0	$1.7	$0.6	$4.3
Exit costs	0.1	—	—	0.1
Total	$2.1	$1.7	$0.6	$4.4

For the three months ended September 30, 2014:

	Mobile Industries	Process Industries	Corporate	Total
Impairment charges	$97.4	$0.2	$0.4	$98.0
Severance and related benefit costs	1.0	0.3	—	1.3
Exit costs	—	0.1	—	0.1
Total	$98.4	$0.6	$0.4	$99.4

For the nine months ended September 30, 2015:

	Mobile Industries	Process Industries	Corporate	Total
Impairment charges	$0.1	$3.2	$—	$3.3
Severance and related benefit costs	2.7	1.7	0.6	5.0
Exit costs	0.7	3.0	—	3.7
Total	$3.5	$7.9	$0.6	$12.0

For the nine months ended September 30, 2014:

	Mobile Industries	Process Industries	Corporate	Total
Impairment charges	$98.2	$0.2	$0.4	$98.8
Severance and related benefit costs	4.7	1.7	—	6.4
Exit costs	1.4	1.4	—	2.8
Total	$104.3	$3.3	$0.4	$108.0

The following discussion explains the impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above.

Mobile Industries

On September 8, 2014, the Company announced plans to: eliminate leadership positions under its former Aerospace segment and integrate aerospace activities under the direction of Christopher A. Coughlin, executive vice president and group president; close its aerospace engine overhaul business, located in Mesa, Arizona, by the end of 2014; evaluate strategic alternatives for its aerospace MRO parts business, also located in Mesa; and close its aerospace bearing facility located in Wolverhampton, United Kingdom, rationalizing the capacity into existing facilities, with timing to be finalized at a later date. In conjunction with this announcement, the Company reviewed goodwill for impairment for its three reporting units within the former Aerospace segment as a result of declining sales forecasts and financial performance within the segment. As a result of that review, the Company recorded a pretax goodwill impairment charge of$86.3 million during the third quarter of 2014 related to its Drive Systems and Aerospace Aftermarket reporting units. In addition, the Company recorded an intangible asset impairment charge of $9.9 million, an impairment charge of $1.2 million for its overhaul business, which it classified as assets held for sale, and severance and related benefits of $0.3 million. These charges are included in the Mobile Industries segment.

In addition, the Company incurred $1.2 million and $2.3 million of severance and related benefit costs related to the rationalization of one of its facilities in Europe during the first nine months of 2015 and 2014, respectively.

Process Industries

During the first nine months of 2015, the Company recorded $3.0 million of exit costs related to the Company's termination of its relationship with one of its third-party sales representatives in Colombia.

In addition, the Company recorded impairment charges of $3.0 million related to one of the Company's repair businesses in the United States. See Note 17 - Fair Value for additional information on the impairment charges for the repair business.

Workforce Reductions:

During the third quarter of 2015, the Company recognized $4.0 million of severance and related benefit costs to eliminate approximately 65 positions. Of the $4.0 million charge for the third quarter of 2015, $1.8 million related to the Mobile Industries segment, $1.6 million related to the Process Industries segment and $0.6 million related to Corporate positions. During the first nine months of 2014, the Company recognized $2.8 million of severance and related benefit costs to eliminate approximately 30 positions. Of the $2.8 million charge for the first nine months of 2014, $1.6 million related to the Mobile Industries segment and $1.2 million related to the Process Industries segment.

The following is a rollforward of the consolidated restructuring accrual for the nine months ended September 30, 2015 and the twelve months ended December 31, 2014:

	September 30, 2015	December 31, 2014
Beginning balance, January 1	$9.5	$10.8
Expense	8.7	14.5
Payments	(4.4)	(15.8)
Ending balance	$13.8	$9.5

The restructuring accrual at September 30, 2015 and December 31, 2014 was included in other current liabilities on the Consolidated Balance Sheets.

Note 14 - Retirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans. The amounts for the three months and nine months ended September 30, 2015 are based on calculations prepared by the Company's actuaries during the second quarter of 2015. The net periodic benefit cost recorded for the three months and nine months ended September 30, 2015 is the Company’s best estimate of each period’s proportionate share of the amounts to be recorded for the year ending December 31, 2015.

	U.S. Plans		International Plans		Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$3.9	$3.6	$0.4	$0.6	$4.3	$4.2
Interest cost	11.4	18.1	3.2	4.2	14.6	22.3
Expected return on plan assets	(15.8)	(28.7)	(4.2)	(5.4)	(20.0)	(34.1)
Amortization of prior service cost	0.7	0.8	0.1	—	0.8	0.8
Amortization of net actuarial loss	7.8	11.3	1.2	1.3	9.0	12.6
Pension settlements and curtailments	3.5	—	—	—	3.5	—
Net periodic benefit cost	$11.5	$5.1	$0.7	$0.7	$12.2	$5.8

	U.S. Plans		International Plans		Total
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$11.5	$17.9	$1.8	$1.8	$13.3	$19.7
Interest cost	35.6	80.1	9.4	14.2	45.0	94.3
Expected return on plan assets	(49.2)	(123.1)	(12.6)	(18.5)	(61.8)	(141.6)
Amortization of prior service cost	2.1	2.7	0.1	—	2.2	2.7
Amortization of net actuarial loss	24.1	44.3	3.9	4.4	28.0	48.7
Pension settlements and curtailments	219.9	—	1.1	0.7	221.0	0.7
Less: discontinued operations	—	(8.0)	—	0.4	—	(7.6)
Net periodic benefit cost	$244.0	$13.9	$3.7	$3.0	$247.7	$16.9

On January 23, 2015, the Company entered into an agreement pursuant to which the Timken-Latrobe-MPB-Torrington Retirement Plan (the Plan) purchased a group annuity contract from Prudential Insurance Company of America (Prudential) that requires Prudential to pay and administer future pension benefits for approximately 5,000 U.S. Timken retirees. The Company transferred approximately $575 million of the Company's pension obligations and approximately $635 million of pension assets to Prudential in this transaction. In addition to the purchase of the group annuity contract, the Company made lump sum distributions of $29.5 million to new retirees. The Company also incurred pension settlement and curtailment charges related to one of its Canadian defined benefit pension plans. As a result of the purchase of the group annuity contract and the lump sum distributions, as well as pension settlement and curtailment charges related to one of its Canadian defined benefit pension plans, the Company incurred pension settlement and curtailment charges of $223.2 million, including professional fees of $2.2 million, for the nine months ended September 30, 2015.

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

Note 15 - Postretirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s postretirement benefit plans. The amounts for the three months and nine months ended September 30, 2015 are based on calculations prepared by the Company's actuaries during the second quarter of 2015. The net periodic benefit cost recorded for the three months and nine months ended September 30, 2015 is the Company’s best estimate of each period’s proportionate share of the amounts to be recorded for the year ending December 31, 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$0.1	$0.2	$0.3	$1.2
Interest cost	2.7	2.9	8.1	13.8
Expected return on plan assets	(1.8)	(1.4)	(5.3)	(7.1)
Amortization of prior service cost (credit)	0.2	0.1	0.6	0.8
Amortization of net actuarial loss	0.1	—	0.1	—
Less: discontinued operations	—	—	—	(3.1)
Net periodic benefit cost	$1.3	$1.8	$3.8	$5.6

Note 16 - Income Taxes

The Company's provision for income taxes in interim periods is computed by applying the estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior year tax liabilities, are recorded during the period(s) in which they occur.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Provision (benefit) for income taxes	$(6.6)	$(2.2)	$1.0	$53.4
Effective tax rate	(11.4)%	17.7%	(3.2)%	33.1%

In accordance with ASC Topic 740, "Income Taxes," the effective tax rate in the third quarter of 2015 was calculated as the difference between the income taxes computed for the nine months, as described below, and the year-to-date income taxes recorded as of June 30, 2015. This computation resulted in an effective tax rate of negative 11.4% for the third quarter of 2015, including discrete items. The effective tax rate of negative 11.4% was primarily due to the change in the Company's 2015 forecast and the variability caused by the large pension settlement charge recorded in the first quarter of 2015.

The effective tax rate in the third quarter of 2014 was calculated as the difference between the tax computed for the nine months, as described below, and the year-to-date tax recorded as of June 30, 2014. This computation resulted in an effective tax rate of 17.7% for the third quarter of 2014, including discrete items.

In accordance with ASC Topic 740, "Income Taxes", the effective tax rate in the first nine months of 2015 was computed based on an estimated overall annual effective tax rate, which produced a rate of negative 3.2%, including discrete items, for the first nine months of 2015 (expected tax benefits on expected pretax income). This rate reflects an estimated full year loss in the U.S. primarily driven by pension settlement charges and earnings in foreign jurisdictions, which is expected to produce a net tax benefit on pre-tax income. The effective tax rate of negative 3.2% was lower than the U.S. federal statutory rate of 35% primarily due to earnings in certain foreign jurisdictions where the effective tax rate is less than 35%, tax benefits related to foreign tax credits, U.S. state and local tax benefits, non-taxable U.S. income and the U.S. manufacturing deduction. These factors were partially offset by U.S. taxation of foreign earnings, losses at certain foreign subsidiaries where no tax benefit could be recorded, non-deductible U.S. expenses and certain discrete tax expenses.

The effective tax rate in the first nine months of 2014 was computed based on an expected annual effective tax rate of 33.1%, including discrete items. The effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to earnings in certain foreign jurisdictions where the effective tax rate is less than 35%, tax benefits related to foreign tax credits, the U.S. manufacturing deduction, non-taxable U.S. income and certain discrete tax benefits. These factors were partially offset by U.S. taxation of foreign earnings, goodwill impairment, losses at certain foreign subsidiaries where no tax benefit could be recorded, U.S. state and local taxes and non-deductible U.S. expenses.

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

The following tables present the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$155.0	$120.3	$34.7	$—
Restricted cash	14.8	—	14.8	—
Short-term investments	8.7	—	8.7	—
Foreign currency hedges	5.5	—	5.5	—
Total Assets	$184.0	$120.3	$63.7	$—
Liabilities:
Foreign currency hedges	$2.0	$—	$2.0	$—
Total Liabilities	$2.0	$—	$2.0	$—

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$278.8	$155.6	$123.2	$—
Restricted cash	15.3	—	15.3	—
Short-term investments	8.4	—	8.4	—
Foreign currency hedges	12.4	—	12.4	—
Total Assets	$314.9	$155.6	$159.3	$—
Liabilities:
Foreign currency hedges	$0.3	$—	$0.3	$—
Total Liabilities	$0.3	$—	$0.3	$—

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

The following table presents those assets measured at fair value on a nonrecurring basis for the nine months ended September 30, 2015 using Level 3 inputs:

	Carrying Value	Fair Value Adjustment	Fair Value
Long-lived assets held for sale:
Repair business	$5.8	$(3.0)	$2.8
Total long-lived assets held for sale	$5.8	$(3.0)	$2.8

Long-lived assets held and used:
Fixed assets	$0.8	$(0.3)	$0.5
Total long-lived assets held and used	$0.8	$(0.3)	$0.5

Assets held for sale of $5.8 million associated with the Company's service center in Niles, Ohio were written down to their fair value of $2.8 million during the first quarter of 2015, resulting in an impairment charge of $3.0 million. The fair value of these assets was based on the price that the Company expected to receive from the sale of these assets.

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

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, net, accounts payable, trade, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, net, accounts payable, trade and short-term borrowings are a reasonable estimate of their fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $538.8 million and $558.6 million at September 30, 2015 and December 31, 2014, respectively. The carrying value of this debt was $520.1 million and $521.4 million at September 30, 2015 and December 31, 2014, respectively. The fair value of long-term fixed-debt was measured using Level 2 inputs.

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

The Company does not purchase or hold any derivative financial instruments for trading purposes. As of September 30, 2015 and December 31, 2014, the Company had $263.4 million and $194.1 million, respectively, of outstanding foreign currency forward contracts at notional value. Refer to Note 17 – Fair Value for the fair value disclosure of derivative financial instruments.

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

		Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value at 9/30/15	Fair Value at 12/31/14	Fair Value at 9/30/15	Fair Value at 12/31/14
Foreign currency forward contracts	Other non-current assets/liabilities	$2.3	$0.6	$0.5	$—
Total derivatives designated as hedging instruments		2.3	0.6	0.5	—

Derivatives not designated as hedging instruments
Foreign currency forward contracts	Other non-current assets/liabilities	3.2	11.8	1.5	0.3

Total Derivatives		$5.5	$12.4	$2.0	$0.3

The following tables present the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Amount of gain or (loss) recognized in Other Comprehensive Income (OCI) on derivative instruments
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in cash flow hedging relationships	2015	2014	2015	2014
Foreign currency forward contracts	$2.1	$1.4	$2.1	$1.0
Interest rate swaps	—	(1.6)	—	(2.1)
Total	$2.1	$(0.2)	$2.1	$(1.1)

	Amount of gain or (loss) reclassified from Accumulated Other Comprehensive Income (AOCI) into income (effective portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in cash flow hedging relationships	2015	2014	2015	2014
Foreign currency forward contracts	$0.3	$(0.1)	$1.0	$(0.6)
Interest rate swaps	(0.1)	—	(0.3)	—
Total	$0.2	$(0.1)	$0.7	$(0.6)

		Amount of gain or (loss) recognized in income on derivative instruments
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivative	2015	2014	2015	2014
Foreign currency forward contracts	Other (expense) income, net	$(16.3)	$9.5	$9.8	$13.9
Total		$(16.3)	$9.5	$9.8	$13.9

Note 19 - Subsequent Events

On October 21, 2015, the Company completed the sale of all of the outstanding stock of Alcor. Alcor, located in Mesa, Arizona, had annual sales of $20.6 million for the twelve months ending September 30, 2015. The results of the operations of Alcor were reported in the Mobile Industries segment. The Company expects to recognize a gain on the sale of Alcor during the fourth quarter of 2015.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Overview

Introduction:

The Timken Company engineers, manufactures and markets bearings, transmissions, gearboxes, chain, belts and related products and offers a spectrum of power system rebuild and repair services around the world. The Company’s growing product and services portfolio features many strong industrial brands, such as Timken, Fafnir, Philadelphia Gear, Drives, Carlisle and Interlube. Timken today applies its deep knowledge of metallurgy, tribology and power transmission across the broad spectrum of bearings and related systems to improve the reliability and efficiency of machinery and equipment all around the world. Known for its quality products and collaborative technical sales model, Timken focuses on providing value to diverse markets worldwide through both original equipment manufacturers (OEMs) and aftermarket channels. With approximately 14,000 people operating in 28 countries, Timken makes the world more productive and keeps industry in motion. The Company operates under two segments: (1) Mobile Industries and (2) Process Industries. The following further describes these business segments:

•
Mobile Industries offers an extensive portfolio of bearings, seals, lubrication devices and systems, as well as power transmission components, engineered chain, augers, belts and related products and maintenance services, to OEMs and end users of: off-highway equipment for the agricultural, construction, mining and outdoor power equipment markets; on-highway vehicles including passenger cars, light trucks, and medium- and heavy-duty trucks; rail cars and locomotives. Beyond service parts sold to OEMs, aftermarket sales to individual end users, equipment owners, operators and maintenance shops are handled through the Company's extensive network of authorized automotive and heavy-truck distributors, and include hub units, specialty kits and more. Mobile Industries also provides power transmission systems and flight-critical components for civil and military aircraft, which include bearings, helicopter transmission systems, rotor-head assemblies, turbine engine components, gears and housings.

•
Process Industries supplies industrial bearings and assemblies, power transmission components such as gears and gearboxes, couplings, seals, lubricants, chains, belts and related products and services to OEMs and end users in industries that place heavy demands on operating equipment they make or use. This includes: metals, cement and aggregate production; coal and wind power generation; oil and gas; pulp and paper in applications including printing presses; and cranes, hoists, drawbridges, wind energy turbines, gear drives, drilling equipment, coal conveyors, health and critical motion control equipment, marine equipment and food processing equipment. This segment also supports aftermarket sales and service needs through its global network of authorized industrial distributors. In addition, the Company’s industrial services group offers end users a broad portfolio of maintenance support and capabilities that includes repair and service for bearings and gearboxes as well as electric motor rewind, repair and services.

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

The following items highlight the Company's most recent accomplishments:

•
On September 1, 2015, the Company acquired the membership interests of Carlstar Belts. Carlstar Belts is a leading North American manufacturer of belts used in industrial, commercial and consumer applications. Based in Springfield, Missouri, Carlstar Belts had annual sales of approximately $140 million for the twelve months ending June 30, 2015. The results of the operations of Carlstar Belts are reported in the Mobile Industries and Process Industries segments based on the customers served.

•
On October 21, 2015, the Company completed the sale of all of the outstanding stock of Alcor. Alcor is engaged in the design, engineering, sourcing, manufacture and sale of parts and components used in gas turbine engines and helicopter drivetrain applications and filing applications for and obtaining certificates reflecting a PMA issued by the FAA for such parts and components. For the twelve months ending September 30, 2015, Alcor had annual sales of $20.6 million. The results of the operations of Alcor are reported in the Mobile Industries segment. The Company expects to recognize a pre-tax gain on the sale of Alcor of approximately $29 million, subject to working capital adjustments.

Overview:

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Net sales	$707.4	$788.0	$(80.6)	(10.2)%
Income (loss) from continuing operations	64.5	(10.2)	74.7	NM
Income (loss) from discontinued operations	—	(11.0)	11.0	(100.0)%
Net income attributable to noncontrolling interest	1.1	0.7	0.4	57.1%
Net income (loss) attributable to The Timken Company	$63.4	$(21.9)	$85.3	(389.5)%
Diluted earnings (loss) per share:
Continuing operations	$0.75	$(0.12)	$0.87	NM
Discontinued operations	—	(0.12)	0.12	(100.0)%
Diluted earnings (loss) per share	$0.75	$(0.24)	$0.99	(412.5)%
Average number of shares – diluted	84,145,751	89,683,436	—	(6.2)%

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Net sales	$2,157.9	$2,314.0	$(156.1)	(6.7)%
(Loss) income from continuing operations	(32.6)	107.7	(140.3)	(130.3)%
Income from discontinued operations	—	18.7	(18.7)	(100.0)%
Net income attributable to noncontrolling interest	2.5	2.1	0.4	19.0%
Net (loss) income attributable to The Timken Company	$(35.1)	$124.3	$(159.4)	(128.2)%
Diluted (loss) earnings per share:
Continuing operations	$(0.41)	$1.15	$(1.56)	(135.7)%
Discontinued operations	—	0.20	(0.20)	(100.0)%
Diluted (loss) earnings per share	$(0.41)	$1.35	$(1.76)	(130.4)%
Average number of shares – diluted	85,578,800	91,710,028	—	(6.7)%

The decrease in sales for the third quarter of 2015 compared to the third quarter of 2014 was primarily due to lower volume across most industrial end market sectors and the impact of foreign currency exchange rates, partially offset by the impact of acquisitions. The Company's income from continuing operations for the third quarter of 2015 was higher than the third quarter of 2014 primarily due to goodwill impairment and inventory valuation adjustments that occurred during the third quarter of 2014, partially offset by the impact of lower volume and mix, the impact of foreign currency exchange rates and higher manufacturing costs. The decrease in income from discontinued operations for the third quarter of 2015 compared to the third quarter of 2014 was due to the spinoff of TimkenSteel on June 30, 2014.

The decrease in sales for the first nine months of 2015 compared to the first nine months of 2014 was primarily due to the impact of foreign currency exchange rates and lower volume in the Mobile Industries segment, partially offset by the benefit of acquisitions. The Company's income from continuing operations for the first nine months of 2015 was lower than the first nine months of 2014 primarily due to non-cash pension settlement charges recorded during the first nine months of 2015, the impact of lower volume in the Mobile Industries segment, unfavorable mix across most end market sectors and the impact of foreign currency exchange rates. These factors were partially offset by goodwill impairment and inventory valuation adjustments that occurred during the third quarter of 2014, lower selling, general and administrative expenses, lower material and manufacturing costs and a lower provisions for income taxes. The decrease in income from discontinued operations for the first nine months of 2015 compared to the first nine months of 2014 was due to the spinoff of TimkenSteel.

Outlook:

The Company expects 2015 full-year sales to decrease approximately 8% compared to 2014, partially driven by foreign currency exchange rate changes, which are expected to account for approximately two-thirds of the decrease and lower volume across most market sectors. Excluding the impact of currency, sales are expected to decline approximately 2% to 3%, net of acquisition growth. The Company's earnings from continuing operations are expected to be lower in 2015 compared to 2014, primarily due to the settlement of certain U.S. pension obligations, unfavorable volume and mix and the effects of foreign currency exchange rate changes, partially offset by lower impairment and restructuring charges, incomes taxes, raw material costs and selling, general and administrative expenses.

The Company expects to generate operating cash from continuing operations of approximately $300 million in 2015, an increase of approximately $20 million, or 7%, compared to 2014, as the Company anticipates lower working capital requirements to more than offset the impact of lower earnings. Pension contributions are expected to be approximately $15 million in 2015, compared to $21.1 million in 2014. The Company expects capital expenditures to be approximately 3.5% of sales in 2015, compared to 4.2% of sales in 2014.

The Statement of Income

Sales:

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Net Sales	$707.4	$788.0	$(80.6)	(10.2)%

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Net Sales	$2,157.9	$2,314.0	$(156.1)	(6.7)%

Net sales decreased for the third quarter of 2015 compared to the third quarter of 2014, primarily due to lower volume of $53 million and the effect of foreign currency exchange rates of $44 million, partially offset by the impact of acquisitions of $12 million. The lower volume was driven by most industrial end market sectors, partially offset by organic growth in the automotive and rail market sectors.

Net sales decreased for the first nine months of 2015 compared to the first nine months of 2014, primarily due to the effect of foreign currency exchange rates of $117 million and lower volume of $62 million, partially offset by the benefit of acquisitions of $21 million. The decrease in volume was primarily due to lower demand in the Mobile Industries segment.

Gross Profit:

	Three Months Ended September 30,
	2015	2014	$ Change	Change
Gross profit	$195.4	$225.5	$(30.1)	(13.3)%
Gross profit % to net sales	27.6%	28.6%		(100) bps

	Nine Months Ended September 30,
	2015	2014	$ Change	Change
Gross profit	$603.0	$677.2	$(74.2)	(11.0)%
Gross profit % to net sales	27.9%	29.3%		(140) bps

Gross profit decreased in the third quarter of 2015 compared to the third quarter of 2014 primarily due to the net impact of lower volume, mix and pricing of $33 million and the effect of foreign currency exchange rates of $18 million. These factors were partially offset by inventory valuation adjustments of $22 million that occurred during the third quarter of 2014. Favorable material costs and manufacturing cost reductions were more than offset by the impact of lower manufacturing capacity utilization.

Gross profit decreased in the first nine months of 2015 compared to the first nine months of 2014 primarily due to the impact of foreign currency exchange rates of $54 million and the net impact of lower mix, volume and pricing of $53 million. These factors were partially offset by inventory valuation adjustments of $22 million that occurred during the third quarter of 2014 and the impact of acquisitions of $4 million. Favorable material costs and manufacturing cost reductions were more than offset by the impact of lower manufacturing capacity utilization.

Selling, General and Administrative Expenses:

	Three Months Ended September 30,
	2015	2014	$ Change	Change
Selling, general and administrative expenses	$120.7	$132.2	$(11.5)	(8.7)%
Selling, general and administrative expenses % to net sales	17.1%	16.8%	—	30 bps

	Nine Months Ended September 30,
	2015	2014	$ Change	Change
Selling, general and administrative expenses	$375.3	$410.8	$(35.5)	(8.6)%
Selling, general and administrative expenses % to net sales	17.4%	17.8%	—	(40) bps

The decrease in selling, general and administrative expenses in the third quarter of 2015 compared to the third quarter of 2014 was primarily due to lower incentive compensation expense of $9 million and the impact of foreign currency exchange rates of $5 million, partially offset by higher bad debt expense of $3 million. The benefits of cost reduction initiatives were largely offset by expense related to acquisitions and costs associated with ongoing growth initiatives.

The decrease in selling, general and administrative expenses in the first nine months of 2015 compared to the first nine months of 2014 was primarily due to lower incentive compensation expense of $28 million and the impact of foreign currency exchange rates of $15 million, partially offset by higher bad debt expense of $3 million. The benefits of cost reduction initiatives were largely offset by expenses related to acquisitions, higher pension expense and cost associated with ongoing growth initiatives.

Impairment and Restructuring:

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Impairment charges	$—	$98.0	$(98.0)	(100.0)%
Severance and related benefit costs	4.3	1.3	3.0	230.8%
Exit costs	0.1	0.1	—	—%
Total	$4.4	$99.4	$(95.0)	(95.6)%

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Impairment charges	$3.3	$98.8	$(95.5)	(96.7)%
Severance and related benefit costs	5.0	6.4	(1.4)	(21.9)%
Exit costs	3.7	2.8	0.9	32.1%
Total	$12.0	$108.0	$(96.0)	(88.9)%

Impairment and restructuring charges of $4.4 million in the third quarter of 2015 were primarily due to severance and related benefit costs related to initiatives to reduce headcount. Impairment and restructuring charges of $12.0 million in the first nine months of 2015 were primarily due to severance and related benefit costs related to initiatives to reduce headcount, impairment charges of $3.0 million related to the Company's service center in Niles, Ohio and exit costs of $3.0 million related to the Company's termination of its relationship with one of its third-party sales representatives in Colombia. Impairment and restructuring charges of $99.4 million and $108.0 million in the third quarter and first nine months of 2014, respectively, were primarily due to goodwill and other intangible impairment charges of $97.7 million that were recorded in the third quarter of 2014.

Pension Settlement Charges:

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Pension settlement charges	$3.6	$—	$3.6	NM

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Pension settlement charges	$223.2	$0.7	$222.5	NM

Pension settlement charges recorded in the third quarter of 2015 were primarily due to lump sum distributions in 2015 for one of the Company's U.S. defined benefit plans. Pension settlement charges recorded in the first nine months of 2015 were primarily due to an agreement pursuant to which one of the Company's U.S. defined benefit pension plans purchased a group annuity contract from Prudential that requires Prudential to pay and administer future pension benefits for approximately 5,000 U.S. Timken retirees. The Company transferred approximately $575 million of the Company's pension obligations and approximately $635 million of pension assets to Prudential in this transaction. In addition to the purchase of the group annuity contract, the Company made lump sum distributions of $29.5 million to new retirees. As a result of the purchase of the group annuity contract and the lump sum distributions, the Company incurred pension settlement charges of $223.2 million during the first nine months of 2015. Pension settlement charges recorded in the first nine months of 2014 related to the settlement of pension obligations for one of the Company's Canadian defined benefit pension plans as a result of the closure of the Company's manufacturing facility in St. Thomas, Ontario, Canada.

Interest Income and (Expense):

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Interest (expense)	$(8.6)	$(9.1)	$0.5	(5.5)%
Interest income	$0.6	$1.0	$(0.4)	(40.0)%

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Interest (expense)	$(25.0)	$(20.4)	$(4.6)	22.5%
Interest income	$2.0	$3.1	$(1.1)	(35.5)%

Interest expense for the third quarter of 2015 decreased compared to the third quarter of 2014 primarily due to lower average interest rates. Interest expense for first nine months of 2015 increased compared to the first nine months of 2014 primarily due to lower capitalized interest, partially offset by lower average interest rates. Interest income for the third quarter and first nine months of 2015 decreased compared to the third quarter and first nine months of 2014 primarily due to lower interest income recognized on the deferred payments related to the sale of real estate in Sao Paulo.

Other Income (Expense):

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Other (expense) income, net	$(0.8)	$1.8	$(2.6)	(144.4)%
Total other (expense) income	$(0.8)	$1.8	$(2.6)	(144.4)%

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Gain on sale of real estate in Brazil	$—	$22.6	$(22.6)	(100.0)%
Other (expense), net	(1.1)	(1.9)	0.8	(42.1)%
Total other (expense) income	$(1.1)	$20.7	$(21.8)	(105.3)%

During the first nine months of 2014, the Company recognized a gain of $22.6 million related to the sale of real estate in Sao Paulo.

Income Tax Expense:

	Three Months Ended September 30,
	2015	2014	$ Change	Change
Income tax expense	$(6.6)	$(2.2)	$(4.4)	200.0%
Effective tax rate	(11.4)%	17.7%	—	(2,910) bps

	Nine Months Ended September 30,
	2015	2014	$ Change	Change
Income tax expense	$1.0	$53.4	$(52.4)	(98.1)%
Effective tax rate	(3.2)%	33.1%	—	(4,060) bps

In accordance with ASC Topic 740, "Income Taxes", the effective tax rate in the third quarter of 2015 was calculated as the difference between the income taxes computed for the nine months, as described below, and the year-to-date income taxes recorded as of June 30, 2015. This computation resulted in an effective tax rate of negative 11.4% for the third quarter of 2015, including discrete items. The effective tax rate of negative 11.4% was primarily due to the change in the Company's 2015 forecast and the quarterly variability caused by the large pension settlement charge recorded in the first quarter of 2015. The Company expects continued volatility in the quarterly effective tax rate for the remainder of the year, including the impact of potential discrete tax benefits that may be recorded in the fourth quarter of 2015 related to reversals of valuation allowances and adjustments to certain tax reserves.

The effective tax rate in the third quarter of 2014 was calculated as the difference between the income taxes computed for the nine months, as described below, and the year-to-date tax recorded as of June 30, 2014. This computation resulted in an effective tax rate of 17.7% for the third quarter of 2014, including discrete items.

In accordance with ASC Topic 740, "Income Taxes", the effective tax rate in the first nine months of 2015 was computed based on an estimated overall annual effective tax rate, which produced a rate of negative 3.2%, including discrete items, for the first nine months of 2015. This rate reflects our geographic mix of earnings, specifically an estimated full year pre-tax loss in the U.S. primarily driven by pension settlement charges and earnings in lower tax rate foreign jurisdictions, which is expected to produce a net tax benefit on pre-tax income.

The effective tax rate in the first nine months of 2014 was computed based on an expected annual effective tax rate of 33.1%, including discrete items. The effective tax rate was lower than the U.S. federal statutory rate of 35% primarily due to earnings in certain foreign jurisdictions where the effective tax rate is less than 35%, tax benefits related to foreign tax credits, the U.S. manufacturing deduction, non-taxable U.S. income and certain discrete tax benefits. These factors were partially offset by U.S. taxation of foreign earnings, goodwill impairment, losses at certain foreign subsidiaries where no tax benefit could be recorded, U.S. state and local taxes and non-deductible U.S. expenses.

Discontinued Operations:

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Income before income taxes	$—	$(10.1)	$10.1	(100.0)%
Income taxes	—	(0.9)	0.9	(100.0)%
Operating results, net of tax	$—	$(11.0)	$11.0	(100.0)%

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Net Sales	$—	$786.2	$(786.2)	(100.0)%
Income before income taxes	—	42.4	(42.4)	(100.0)%
Income taxes	—	(23.7)	23.7	(100.0)%
Operating results, net of tax	$—	$18.7	$(18.7)	(100.0)%

On June 30, 2014, the Company completed the Spinoff. The operating results, net of tax, included one-time transaction costs in connection with the separation of the two companies of $10.0 million and $54.6 million in the third quarter and first nine months of 2014, respectively. These costs included consulting and professional fees associated with preparing for and executing the Spinoff.

Business Segments

The primary measurement used by management to measure the financial performance of each segment is EBIT. Refer to Note 12 - Segment Information in the Notes to the Consolidated Financial Statements for the reconciliation of EBIT by segment to consolidated income before income taxes.

The presentation of segment results below includes a reconciliation of the changes in net sales for each segment reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions made in 2015 and 2014 and foreign currency exchange rate changes. The effects of acquisitions and foreign currency exchange rate changes on net sales are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period. During the second quarter of 2014, the Company acquired substantially all of the assets of Schulz Group (Schulz). During the fourth quarter of 2014, the Company acquired the assets of Revolvo Ltd. (Revolvo). During the third quarter of 2015, the Company acquired the membership interests of Carlstar Belts. Results for Schulz and Revolvo are reported in the Process Industries segment. Results for Carlstar Belts are reported in the Mobile Industries and Process Industries segments based on the customers served.

Mobile Industries Segment:

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Net sales	$396.4	$427.0	$(30.6)	(7.2)%
EBIT	$43.0	$(63.4)	$106.4	(167.8)%
EBIT margin	10.8%	(14.8)%	—	2,560 bps

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Net sales	$396.4	$427.0	$(30.6)	(7.2)%
Less: Acquisitions	5.3	—	5.3	NM
Currency	(25.7)	—	(25.7)	NM
Net sales, excluding the impact of acquisitions and currency	$416.8	$427.0	$(10.2)	(2.4)%

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Net sales	$1,178.0	$1,295.9	$(117.9)	(9.1)%
EBIT	$114.4	$43.2	$71.2	164.8%
EBIT margin	9.7%	3.3%	0.1	640 bps

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Net sales	$1,178.0	$1,295.9	$(117.9)	(9.1)%
Less: Acquisitions	5.3	—	5.3	NM
Currency	(69.5)	—	(69.5)	NM
Net sales, excluding the impact of acquisitions and currency	$1,242.2	$1,295.9	$(53.7)	(4.1)%

The Mobile Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, decreased $10.2 million or 2.4% in the third quarter of 2015 compared to the third quarter of 2014. The decline in net sales was primarily driven by a decrease in the off-highway (mainly agriculture and mining) and aerospace market sectors, partially offset by organic growth in the automotive and rail market sectors and favorable pricing. EBIT increased in the third quarter of 2015 compared to the third quarter of 2014 primarily due to the impact of goodwill impairment and inventory valuation adjustments of $118 million that occurred during the third quarter of 2014, lower material costs of $5 million and lower selling, general and administrative expenses of $3 million. These benefits were partially offset by the impact of lower volume of $4 million, net unfavorable price/mix of $3 million, manufacturing under-utilization of $6 million and the effects of foreign currency exchange rate changes of $6 million.

The Mobile Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, decreased $53.7 million or 4.1% in the first nine months of 2015 compared to the first nine months of 2014. The decline was primarily driven by a decrease in the agriculture, aerospace and automotive market sectors, partially offset by organic growth in the rail sector. EBIT increased in the first nine months of 2015 compared to the first nine months of 2014 primarily due to the impact of goodwill impairment and inventory valuation adjustments of $118 million offset partially by a gain on the sale of land in Brazil of $23 million, both of which occurred in 2014. In addition, the benefits of lower raw material costs of $11 million and lower selling, general and administrative expenses of $11 million were more than offset by the impact of lower volume of $19 million and unfavorable price/mix of $11 million, manufacturing under-utilization of $3 million and the effects of foreign currency exchange rates of $19 million.

Full-year sales for the Mobile Industries segment are expected to be down approximately 8% in 2015 compared to 2014, which includes the expected impact of foreign currency exchange rate changes of approximately 5%. This reflects lower shipments in aerospace and off-highway, partially offset by organic growth in the automotive and rail market sectors and the benefit of acquisitions. EBIT for the Mobile Industries segment is expected to increase in 2015 compared to 2014 as a result of lower impairment charges, lower raw material costs and selling, general and administrative expenses, partially offset by the impact of lower volume and unfavorable price/mix and the impact of foreign currency exchange rate changes.

Process Industries Segment:

	Three Months Ended September 30,
	2015	2014	$ Change	Change
Net sales	$311.0	$361.0	$(50.0)	(13.9)%
EBIT	$43.1	$74.4	$(31.3)	(42.1)%
EBIT margin	13.9%	20.6%	—	(670) bps

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Net sales	$311.0	$361.0	$(50.0)	(13.9)%
Less: Acquisitions	6.5	—	6.5	NM
Currency	(18.1)	—	(18.1)	NM
Net sales, excluding the impact of acquisitions and currency	$322.6	$361.0	$(38.4)	(10.6)%

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Net sales	$979.9	$1,018.1	$(38.2)	(3.8)%
EBIT	$145.0	$187.4	$(42.4)	(22.6)%
EBIT margin	14.8%	18.4%		(360) bps

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Net sales	$979.9	$1,018.1	$(38.2)	(3.8)%
Less: Acquisitions	15.7	—	15.7	NM
Currency	(47.3)	—	(47.3)	NM
Net sales, excluding the impact of acquisitions and currency	$1,011.5	$1,018.1	$(6.6)	(0.6)%

The Process Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, decreased $38.4 million or 10.6% in the third quarter of 2015 compared to the same period in 2014. The decline was primarily due to lower demand in industrial distribution and heavy industries (driven largely by the metals, mining and oil & gas market sectors). EBIT was lower in the third quarter of 2015 compared to the third quarter of 2014 primarily due to the impact of lower volume of $15 million, unfavorable price/mix of $12 million and the impact of foreign currency exchange rate changes of $7 million, partially offset by lower selling, general and administrative expenses of $4 million.

The Process Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, decreased $6.6. million or 0.6% in the first nine months of 2015 compared to the same period in 2014. The slight decline was primarily due to lower industrial distribution demand, partially offset by organic growth in the wind energy and military marine market sectors. EBIT was lower in the first nine months of 2015 compared to the first nine months of 2014 primarily due to the impact of unfavorable foreign currency of $19 million, unfavorable price/mix of $22 million and higher impairment and restructuring charges of $7 million, partially offset by lower selling, general and administrative expenses of $5 million.

Full-year sales for the Process Industries segment are expected to be down 8% in 2015 compared to 2014, which includes the expected impact of foreign currency exchange rate changes of approximately 5%. This reflects weaker demand in the industrial distribution and heavy industries market sectors, partially offset by organic growth in wind energy and military marine market sectors and the benefit of acquisitions. EBIT for the Process Industries segment is expected to decrease in 2015 compared to 2014 primarily due to the impact of lower volume, unfavorable price/mix and foreign currency exchange rate changes, partially offset by lower raw material costs and selling, general and administrative expenses.

Unallocated Corporate:

	Three Months Ended September 30,
	2015	2014	$ Change	% Change
Corporate expenses	$16.6	$15.3	$1.3	8.5%
Corporate expenses % to net sales	2.3%	1.9%	—	40 bps

	Nine Months Ended September 30,
	2015	2014	$ Change	% Change
Corporate expenses	$44.8	$52.2	$(7.4)	(14.2)%
Corporate expenses % to net sales	2.1%	2.3%	—	(20) bps

The increase in corporate expenses during the third quarter of 2015 compared to the third quarter of 2014 was primarily due to higher foreign currency exchange losses and higher restructuring costs. The decrease in corporate expenses during the first nine months of 2015 compared to first nine months of 2014 was primarily due to lower incentive compensation expenses.

The Balance Sheet

The following discussion is a comparison of the Consolidated Balance Sheets at September 30, 2015 and December 31, 2014.

Current Assets:

	September 30, 2015	December 31, 2014	$ Change	% Change
Cash and cash equivalents	$155.0	$278.8	$(123.8)	(44.4)%
Restricted cash	14.8	15.3	(0.5)	(3.3)%
Accounts receivable, net	469.8	475.7	(5.9)	(1.2)%
Inventories, net	595.4	585.5	9.9	1.7%
Deferred income taxes	48.0	49.9	(1.9)	(3.8)%
Deferred charges and prepaid expenses	25.1	25.2	(0.1)	(0.4)%
Other current assets	70.8	51.5	19.3	37.5%
Total current assets	$1,378.9	$1,481.9	$(103.0)	(7.0)%

Refer to the Consolidated Statements of Cash Flows for a discussion of the change in cash and cash equivalents. Inventories, net increased as a result of the impact of current-year acquisitions, partially offset by foreign currency exchange rate changes and lower production volume. Other current assets increased due to the reclassification of Alcor to assets held for sale of $13.4 million and income tax receivables of $11.1 million, partially offset by a reduction in receivables due to cash received related to the sale of real estate in Sao Paulo of $5.6 million.

Property, Plant and Equipment, Net:

	September 30, 2015	December 31, 2014	$ Change	% Change
Property, plant and equipment	$2,192.6	$2,164.1	$28.5	1.3%
Accumulated depreciation	(1,409.5)	(1,383.6)	(25.9)	1.9%
Property, plant and equipment, net	$783.1	$780.5	$2.6	0.3%

The increase in property, plant and equipment in the first nine months of 2015 was primarily due to current-year acquisitions, partially offset by the impact of foreign currency exchange rate changes, as well as current-year depreciation exceeding capital expenditures.

Other Assets:

	September 30, 2015	December 31, 2014	$ Change	% Change
Goodwill	$327.1	$259.5	$67.6	26.1%
Non-current pension assets	114.1	176.2	(62.1)	(35.2)%
Other intangible assets	277.8	239.8	38.0	15.8%
Deferred income taxes	18.3	11.2	7.1	63.4%
Other non-current assets	47.3	52.3	(5.0)	(9.6)%
Total other assets	$784.6	$739.0	$45.6	6.2%

The increase in goodwill was primarily due to the acquisition of Carlstar Belts in the third quarter of 2015. The decrease in non-current pension assets was primarily due to the remeasurement of one of the Company's U.S. defined benefit pension plans as a result of the purchase of a group annuity contract from Prudential that requires Prudential to pay and administer future pension benefits for approximately 5,000 U.S. Timken retirees. The remeasurement decreased the funded status for this plan by $69.1 million during the first nine months of 2015, partially offset by current-year pension expense. The increase in other intangible assets was primarily due to the acquisition of Carlstar Belts in the third quarter of 2015, partially offset by current-year amortization expense.

Current Liabilities:

	September 30, 2015	December 31, 2014	$ Change	% Change
Short-term debt	$83.6	$7.4	$76.2	NM
Current portion of long-term debt	15.1	0.6	14.5	NM
Accounts payable	176.0	143.9	32.1	22.3%
Salaries, wages and benefits	110.0	146.7	(36.7)	(25.0)%
Income taxes payable	75.0	80.2	(5.2)	(6.5)%
Other current liabilities	145.9	155.0	(9.1)	(5.9)%
Total current liabilities	$605.6	$533.8	$71.8	13.5%

The increase in short-term debt was primarily due to net borrowings of $78.0 million under the Accounts Receivable Facility, partially offset by a reduction in borrowings under the foreign lines of credit of $5.1 million. The increase in current portion of long-term debt was primarily due to the reclassification of $15 million of the fixed rate medium term notes maturing in the third quarter of 2016. The increase in accounts payable was due primarily to higher days outstanding driven by the Company's initiative to extend payment terms. The decrease in accrued salaries, wages and benefits was the result of the payout of the 2014 performance-based compensation, partially offset by the accruals for 2015 performance-based compensation. The decrease in other current liabilities was primarily due to a decrease in accrued interest and lower rebate accruals, partially offset by higher restructuring accruals. The decrease in accrued interest was due to the payment of interest for the Company's 2024 Notes and its fixed-rate Medium-Term Notes.

Non-Current Liabilities:

	September 30, 2015	December 31, 2014	$ Change	% Change
Long-term debt	$625.9	$522.1	$103.8	19.9%
Accrued pension cost	158.8	165.9	(7.1)	(4.3)%
Accrued postretirement benefits cost	130.1	141.8	(11.7)	(8.3)%
Deferred income taxes	3.8	4.1	(0.3)	(7.3)%
Other non-current liabilities	70.8	44.6	26.2	58.7%
Total non-current liabilities	$989.4	$878.5	$110.9	12.6%

The increase in long-term debt was due to borrowings of $120.8 million under the Senior Credit Facility, partially offset by the effect of the reclassification of $15 million of the fixed rate medium term notes maturing in the third quarter of 2016. The decrease in accrued postretirement benefits cost during the first nine months of 2015 was primarily due to postretirement benefit payments of $15 million. The increase in other non-current liabilities during the first nine months of 2015 was primarily due to a reclassification of $31.2 million from current income taxes payable to non-current income taxes payable.

Shareholders’ Equity:

	September 30, 2015	December 31, 2014	$ Change	% Change
Common stock	$954.1	$952.5	$1.6	0.2%
Earnings invested in the business	1,514.6	1,615.4	(100.8)	(6.2)%
Accumulated other comprehensive loss	(411.6)	(482.5)	70.9	(14.7)%
Treasury shares	(722.8)	(509.2)	(213.6)	41.9%
Noncontrolling interest	17.3	12.9	4.4	34.1%
Total shareholders’ equity	$1,351.6	$1,589.1	$(237.5)	(14.9)%

Earnings invested in the business in the first nine months of 2015 decreased by net loss attributable to the Company of $35.1 million and dividends declared of $65.7 million. The decrease in accumulated other comprehensive loss was due to a pension and postretirement liability adjustment of $189.0 million ($120.5 million after tax), partially offset by a $50.5 million decrease in foreign currency translation. The pension and postretirement liability adjustment was primarily due to pension settlement charges, net of the impact of the remeasurement including the premiums paid. The foreign currency translation adjustments were due to the strengthening of the U.S. dollar relative to most foreign currencies, including the Euro, the British Pound, the Canadian Dollar and the Brazilian Real. See "Other Matters - Foreign Currency" for further discussion regarding the impact of foreign currency translation. The increase in treasury shares was primarily due to the Company's purchase of 5.9 million of its common shares for $227.9 million, partially offset by net shares issued for stock compensation plans during the first nine months of 2015.

Cash Flows

	Nine Months Ended September 30,
	2015	2014	$ Change
Net cash provided by operating activities - continuing operations	$246.3	$172.8	$73.5
Net cash provided by operating activities - discontinued operations	—	22.6	(22.6)
Net cash provided by operating activities	246.3	195.4	50.9
Net cash used by investing activities - continuing operations	(268.8)	(80.1)	(188.7)
Net cash used by investing activities - discontinued operations	—	(77.0)	77.0
Net cash used by investing activities	(268.8)	(157.1)	(111.7)
Net cash used by financing activities - continuing operations	(90.2)	(275.1)	184.9
Net cash provided by financing activities - discontinued operations	—	100.0	(100.0)
Net cash used by financing activities	(90.2)	(175.1)	84.9
Effect of exchange rate changes on cash	(11.1)	(9.6)	(1.5)
Decrease in cash and cash equivalents	$(123.8)	$(146.4)	$22.6

Operating activities from continuing operations provided net cash of $246.3 million in the first nine months of 2015, after providing net cash of $172.8 million in the first nine months of 2014. The increase was due to the impact of $40.9 million of lower working capital requirements and lower pension contributions and other postretirement benefit payments of $24.1 million. These factors were offset by lower earnings adjusted for the impact of pension settlement and impairment charges.

The following chart displays the impact of working capital items on cash during the first nine months of 2015 and 2014, respectively:

	Nine Months Ended September 30,
	2015	2014	$ Change
Cash Provided (Used):
Accounts receivable	$(1.9)	$(52.6)	$50.7
Inventories	7.1	(52.1)	$59.2
Trade accounts payable	27.0	47.3	$(20.3)
Other accrued expenses	(56.0)	(7.4)	$(48.6)
Decrease in cash used for working capital items	$(23.8)	$(64.8)	$41.0

Net cash from continuing operations used by investing activities of $268.8 million in the first nine months of 2015 increased from the same period in 2014 primarily due to a $201.6 million increase in cash used for acquisitions, partially offset by a $22.0 million decrease in cash used for capital expenditures.

Net cash from continuing operations used by financing activities was $90.2 million in the first nine months of 2015, compared to $275.1 million in the first nine months of 2014. The decrease in cash used by financing activities was primarily due to an increase in net borrowings, a decrease in cash transferred to TimkenSteel in 2014 and lower total cost of purchases of the Company's common shares during the first nine months of 2015 compared to the first nine months of 2014, partially offset by net proceeds from the exercise of options.

The following chart displays the factors impacting cash from financing activities during the first nine months of 2015 and 2014, respectively:

	Nine Months Ended September 30,
	2015	2014	$ Change
Net Borrowings	$196.0	$86.1	$109.9
Cash transferred to TimkenSteel Corporation	—	(46.5)	46.5
Purchase of treasury shares	(227.9)	(266.5)	38.6
Proceeds from exercise of stock options	4.0	16.7	(12.7)
Cash dividends paid to shareholders	(65.7)	(68.2)	2.5
Other	3.4	3.3	0.1
Decrease in cash used for financing activities	$(90.2)	$(275.1)	$184.9

Liquidity and Capital Resources:

At September 30, 2015, total debt of $724.6 million exceeded cash, cash equivalents and restricted cash of $169.8 million by $554.8 million. At December 31, 2014, total debt of $530.1 million exceeded cash, cash equivalents and restricted cash of $294.1 million by $236.0 million. The ratio of net debt to capital was 29.1% at September 30, 2015 and 12.9% at December 31, 2014.

Reconciliation of total debt to net debt and the ratio of net debt to capital:

Net Debt:

	September 30, 2015	December 31, 2014
Short-term debt	$83.6	$7.4
Current portion of long-term debt	15.1	0.6
Long-term debt	625.9	522.1
Total debt	$724.6	$530.1
Less: Cash and cash equivalents	155.0	278.8
Restricted cash	14.8	15.3
Net debt	$554.8	$236.0

Ratio of Net Debt to Capital:

	September 30, 2015	December 31, 2014
Net debt	$554.8	$236.0
Shareholders’ equity	1,351.6	1,589.1
Net debt plus shareholders’ equity (capital)	$1,906.4	$1,825.1
Ratio of net debt to capital	29.1%	12.9%

The Company presents net debt because it believes net debt is more representative of the Company's financial position than total debt due to the amount of cash and cash equivalents held by the Company.

At September 30, 2015, approximately $138 million, or 89%, of the Company's cash and cash equivalents resided in jurisdictions outside the United States. Repatriation of these funds to the United States could be subject to domestic and foreign taxes and some portion may be subject to governmental restrictions. Part of the Company's strategy is to grow in attractive market sectors, many of which are outside the United States. This strategy may include making investments in facilities and equipment and potential new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments when possible.

The Company has a $100 million Accounts Receivable Facility, which matures on November 30, 2015. The Company currently expects to extend the term of the Accounts Receivable Facility. The Accounts Receivable Facility is subject to certain borrowing base limitations and is secured by certain domestic accounts receivable of the Company. As of September 30, 2015, the Company had $78.0 million in outstanding borrowings, at an interest rate of 0.98%. There was no additional borrowing capacity available under the Accounts Receivable Facility, at September 30, 2015.

The Company has a $500 million Senior Credit Facility, which matures on June 19, 2020. At September 30, 2015, the Senior Credit Facility had outstanding borrowings of $120.8 million, which reduced the availability to $379.2 million.

Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At September 30, 2015, the Company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0 (3.75 to 1.0 for a limited period up to four quarters following an acquisition with a purchase price of $200 million or greater). As of September 30, 2015, the Company's consolidated leverage ratio was 1.62 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0. As of September 30, 2015, the Company's consolidated interest coverage ratio was 14.86 to 1.0.

The interest rate under the Senior Credit Facility is based on the Company's debt rating. The rate was 1.48% as of September 30, 2015. In addition, the Company pays a facility fee based on the consolidated leverage ratio multiplied by the aggregate commitments of all of the lenders under this agreement.

Other sources of liquidity include short-term lines of credit for certain of the Company's foreign subsidiaries, which provide for borrowings up to $222.9 million. The majority of these lines are uncommitted. At September 30, 2015, the Company had borrowings outstanding of $5.6 million and guarantees of $5.1 million, which reduced the availability under these facilities to $212.2 million.

The Company expects that any cash requirements in excess of cash on hand and cash generated from operating activities will be met by the committed funds available under its Accounts Receivable Facility and the Senior Credit Facility. Management believes it has sufficient liquidity to meet its obligations through at least the term of the Senior Credit Facility.

The Company expects to remain in compliance with its debt covenants. However, the Company may need to limit its borrowings under the Senior Credit Facility or other facilities in order to remain in compliance. As of September 30, 2015, the Company could have borrowed the full amounts available under the Senior Credit Facility and Accounts Receivable Facility, and would have still been in compliance with its debt covenants.

The Company expects cash from operations in 2015 to increase to approximately $300 million as the Company anticipates lower working capital requirements offset by cash used for income taxes. The Company expects to make approximately $15 million in pension and postretirement contributions in 2015, compared to $21.1 million in 2014. The Company expects capital expenditures of approximately 3.5% of sales in 2015, compared to 4.2% of sales in 2014.

Financing Obligations and Other Commitments:

During the first nine months of 2015, the Company made contributions of $6.9 million to its global defined benefit pension plans. The Company currently expects to make contributions to its global defined benefit pension plans in 2015 totaling approximately $15 million. Returns for the Company's global defined benefit pension plan assets in 2014 were 11.2%, above the expected rate-of-return assumption of 7.25% due to broad increases in global equity markets. These higher returns positively impacted the funded status of the plans at the end of 2014 and are expected to result in lower pension expense and required pension contributions in future years. Returns for the Company's U.S. defined benefit plan pension assets for the first nine months of 2015 were approximately negative 0.8%. The Company expects to record pension expense of approximately $273 million for 2015, compared to pension expense of $54.6 million in 2014. The majority of the increase in pension expense for 2015 is due to pension settlement charges in 2015, substantially all of which expense was recorded during the first quarter of 2015.

During the first nine months of 2015, the Company purchased approximately 5.9 million of its common shares for $227.9 million under the Company's 2012 common share purchase plan. The Company's 2012 common share purchase plan authorizes the Company to buy its common shares, in the open market or in privately negotiated transactions, which are to be held as treasury shares and used for specified purposes. As of September 30, 2015, approximately 3.0 million common shares remain authorized for purchase under this plan. The authorization expires on December 31, 2015.

The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.

Critical Accounting Policies and Estimates:

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company reviews its critical accounting policies throughout the year. The Company has concluded that there have been no changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2014, during the nine months ended September 30, 2015.

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

Foreign currency exchange losses included in the Company's operating results for the third quarter of 2015 were $0.5 million compared to a loss of $1.8 million during the third quarter of 2014. Foreign currency exchange losses of $1.0 million included in the Company's operating results for the first nine months of 2015 compared to a loss of $5.0 million during the first nine months of 2014. For the nine months ended September 30, 2015, the Company recorded a negative foreign currency translation adjustment of $52.1 million that decreased shareholders' equity, compared to a positive foreign currency translation adjustment of $17.6 million that increased shareholders' equity for the nine months ended September 30, 2014. The foreign currency translation adjustments for the nine months ended September 30, 2015 were negatively impacted by the strengthening of the U.S. dollar relative to most foreign currencies, including the Euro, the British Pound, the Canadian Dollar and the Brazilian Real.

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

•
the success of the Company’s operating plans, announced programs, initiatives and capital investments; the ability to complete previously announced transactions; the ability to integrate acquired companies; and the ability of acquired companies to achieve satisfactory operating results, including results being accretive to earnings;

•	The Company’s ability to maintain appropriate relations with unions that represent Company associates in certain locations in order to avoid disruptions of business;

•	unanticipated litigation, claims or assessments. This includes: claims or problems related to intellectual property, product liability or warranty, environmental issues, and taxes;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Common Shares

The following table provides information about purchases by the Company of its common shares during the quarter ended September 30, 2015.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
7/1/15 - 7/31/15	630,238	$34.70	630,000	3,947,209
8/1/15 - 8/31/15	514,288	32.58	514,288	3,432,921
9/1/15 - 9/30/15	405,091	29.91	405,006	3,027,915
Total	1,549,617	$32.74	1,549,294	3,027,915

(1)
Of the shares purchased in July and September, 238 and 85, respectively, represent common shares of the Company that were owned and tendered by employees to exercise stock options, and to satisfy withholding obligations in connection with the exercise of stock options and vesting of restricted shares.

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

101
Financial statements from the quarterly report on Form 10-Q of The Timken Company for the quarter ended September 30, 2015, filed on October 28, 2015, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY
Date: October 28, 2015	By: /s/ Richard G. Kyle
Richard G. Kyle President and Chief Executive Officer (Principal Executive Officer)

Date: October 28, 2015	By: /s/ Philip D. Fracassa
Philip D. Fracassa Executive Vice President and Chief Financial Officer (Principal Financial Officer)