Form 10-K
period 2015-12-31
TIMKEN CO
filed 2016-02-24
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from______to_______
Commission file number: 1-1169
THE TIMKEN COMPANY
(Exact name of registrant as specified in its charter)

Ohio	34-0577130
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4500 Mt. Pleasant St. NW, North Canton, Ohio	44720-5450
(Address of principal executive offices)	(Zip Code)
234.262.3000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, without par value	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2015, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was $2,734,145,335 based on the closing sale price as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 29, 2016
Common Shares, without par value	80,030,053 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held on or about May 10, 2016 (Proxy Statement)	Part III

THE TIMKEN COMPANY

PART I.

Item 1. Business

General:
As used herein, the term “Timken” or the “Company” refers to The Timken Company and its subsidiaries unless the context otherwise requires. Timken engineers, manufactures and markets bearings, transmissions, gearboxes, belts, chain and related products and offers a spectrum of power system rebuild and repair services around the world. The Company’s growing product and services portfolio features many strong industrial brands, including Timken, Fafnir, Philadelphia Gear, Carlisle, Drives and Interlube.

The Company was founded in 1899 by Henry Timken, who received two patents on the design of a tapered roller bearing. Timken later became, and continues to be, the world's largest manufacturer of tapered roller bearings, leveraging its expertise to develop a full portfolio of industry-leading products and services. Timken built its reputation as a global leader by applying its knowledge of metallurgy, friction management and mechanical power transmission to increase the reliability and efficiency of its customers' equipment across a diverse range of industries. Today, the Company's global footprint consists of 63 manufacturing facilities/service centers, 12 technology and engineering centers and 26 distribution centers and warehouses, supported by a team comprised of more than 14,000 employees. Timken operates in 28 countries and territories around the globe.

Industry Segments and Geographical Financial Information:
Information required by this Item is incorporated herein by reference to Note 16 - Segment Information in the Notes to the Consolidated Financial Statements.

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

Engineered Bearings:
The Timken® bearing portfolio features a broad range of anti-friction bearing products, including tapered, spherical and cylindrical roller bearings; thrust and ball bearings; and housed units. Timken is a leading authority on tapered roller bearings, and leverages its position by applying engineering know-how and technology across its entire bearing portfolio.

A bearing is a mechanical device that reduces friction between moving parts. The purpose of a bearing is to carry a load while allowing a machine shaft to rotate freely. The basic elements of the bearing include two rings, called races; a set of rollers that rotate around the bearing raceway; and a cage to separate and guide the rolling elements. Bearings come in a number of designs, featuring tapered, spherical, cylindrical or ball rolling elements. The various bearing designs accommodate radial and/or thrust loads differently, making certain bearing types better suited for specific applications.

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

Ball Bearings. Timken radial, angular and precision ball bearings are used by customers in a variety of market sectors, including aerospace, agriculture, construction, health, machine tool and general industries. Radial ball bearings are designed to tolerate relatively high-speed operation under a range of load conditions. These bearing types consist of an inner and outer ring with a cage containing a complement of precision balls. Angular contact ball bearings are designed for a combination of radial and axial loading. Precision ball bearings are manufactured to tight tolerances and come in miniature and instrument, thin section and ball screw support designs.

Housed Units. Timken markets among the broadest range of bearing housed units in the industry. These products deliver durable, heavy-duty components designed to protect spherical, tapered and ball bearings in debris-filled, contaminated or high-moisture environments. Common housed unit applications include material handling and processing equipment.

Mechanical Power Transmission:
Belts. Timken makes and markets a full line of Carlisle® belts used in industrial, commercial and consumer applications. The portfolio features more than 20,000 parts designed for demanding applications, which are sold to original equipment and aftermarket customers. Carlisle® belts are engineered for maximum performance and durability, with products available in wrap molded, raw edge, v-ribbed and synchronous belt designs. Common applications include agriculture, construction, industrial machinery, outdoor power equipment and powersports.

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

Aerospace Products. The Company's portfolio of parts, systems and services for the aerospace market sector includes products used in helicopters and fixed-wing aircraft for the military and commercial aviation industries.  Timken designs, manufactures and tests a wide variety of power transmission and drive train components, including bearings, transmissions, turbine engine components, gears and rotor-head assemblies and housings. In addition to original equipment, Timken provides aftermarket component repair for bearings and compressor cases. Timken inspects and reconditions main engine, gearbox and APU bearings on a wide range of platforms, such as engines, transmissions and gearboxes.

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

Services:
Power Systems. Timken services components in the industrial customer's drive train, including switch gears, electric motors and generators, gearboxes, bearings, couplings and central panels. The Company’s Philadelphia Gear services for gear drive applications include onsite technical services; inspection, repair and upgrade capabilities; and manufacturing of parts to OEM specifications. In addition, the Company’s Wazee, Smith Services, Schulz, Standard Machine and H&N service centers provide customers with services that include motor and generator rewind and repair and uptower wind turbine maintenance and repair. Timken Power Systems commonly serves customers in the power, wind energy, hydro and fossil fuel, water management, paper, mining and general manufacturing sectors.

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

Services accounted for approximately 7% of the Company’s net sales for the year ended December 31, 2015.

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

The Company has a joint venture in North America focused on joint logistics and e-business services. This joint venture, CoLinx, LLC, includes five equity members: Timken, SKF Group, the Schaeffler Group, ABB Group and Gates Corporation. The e-business service focuses on information and business services for authorized distributors in the Process Industries segment.

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

Joint Ventures:
Investments in affiliated companies accounted for under the equity method were approximately $2.6 million and $1.8 million, respectively, at December 31, 2015 and 2014. The amount at December 31, 2015 was reported in other non-current assets on the Consolidated Balance Sheets.

Backlog:
The following table provides the backlog of orders of the Company's domestic and overseas operations at December 31, 2015 and 2014:

	December 31,
(Dollars in millions)	2015	2014
Segment:
Mobile Industries	$587.1	$838.5
Process Industries	356.1	450.6
Total Company	$943.2	$1,289.1

Approximately 90% of the Company’s backlog at December 31, 2015, is scheduled for delivery in the succeeding twelve months. Actual shipments depend upon customers' ever-changing production schedules. Accordingly, Timken does not believe that its backlog data and comparisons thereof, as of different dates, reliably indicate future sales or shipments.

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
Research:
Timken operates a network of technology and engineering centers to support its global customers with sites in North America, Europe and Asia. This network develops and delivers innovative friction management and mechanical power transmission solutions and technical services. Timken's largest technical center is located at the Company's world headquarters in North Canton, Ohio. Other sites in the United States include Manchester, Connecticut; Fulton, Illinois; Springfield, Missouri; Keene and Lebanon, New Hampshire; and King of Prussia, Pennsylvania. Within Europe, the Company has technology facilities in Plymouth, England; Colmar, France; and Ploiesti, Romania. In Asia, Timken operates technology and engineering facilities in Bangalore, India and Shanghai, China.

Expenditures for research and development amounted to approximately $32.6 million, $38.8 million and $39.3 million in 2015, 2014 and 2013, respectively. Of these amounts, approximately $0.3 million and $0.4 million were funded by others in 2014 and 2013, respectively. None was funded by others in 2015.

Environmental Matters:
The Company continues its efforts to protect the environment and comply with environmental protection laws. Additionally, it has invested in pollution control equipment and updated plant operational practices. The Company is committed to implementing a documented environmental management system worldwide and to becoming certified under the ISO 14001 standard where appropriate to meet or exceed customer requirements. As of the end of 2015, 16 of the Company’s plants had obtained ISO 14001 certification.

The Company believes it has established appropriate reserves to cover its environmental expenses and has a well-established environmental compliance audit program for its domestic and international units. This program measures performance against applicable laws, as well as against internal standards that have been established for all units worldwide. It is difficult to assess the possible effect of compliance with future requirements that differ from existing requirements.

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

Employment:
At December 31, 2015, Timken had more than 14,000 employees. Approximately 7% of Timken’s U.S. employees are covered under collective bargaining agreements.

Available Information:
The Company uses its Investor Relations website at www.timken.com/investors, as a channel for routine distribution of important information, including news releases, analyst presentations and financial information. The Company posts filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the SEC), including its annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K; its proxy statements; and any amendments to those reports or statements. All such postings and filings are available on the Company’s website free of charge. In addition, this website allows investors and other interested persons to sign up to automatically receive e-mail alerts when the Company posts news releases and financial information on the Company’s website. The SEC also maintains a website, www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Annual Report unless expressly noted.

Item 1A. Risk Factors

The following are certain risk factors that could affect our business, financial condition and results of operations. The risks that are described below are not the only ones that we face. These risk factors should be considered in connection with evaluating forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause our actual results and financial condition to differ materially from those projected in forward-looking statements. If any of the following risks actually occur, our business, financial condition or results of operations could be negatively affected.

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

Our business operations are capital intensive, and we devote a significant amount of capital to certain industries. Our profitability is dependent on factors such as labor compensation and productivity and inventory management, which are subject to risks that we may not be able to control. If there are downturns in the industries that we serve, we may be forced to significantly curtail or suspend our operations with respect to those industries, including laying-off employees, reducing production, recording asset impairment charges and other measures, which may adversely affect our results of operations and profitability.

Weakness in global economic conditions or in any of the industries or geographic regions in which we or our customers operate, as well as the cyclical nature of our customers' businesses generally or sustained uncertainty in financial markets, could adversely impact our revenues and profitability by reducing demand and margins.

Our results of operations may be materially affected by the conditions in the global economy generally and in global capital markets. There has been significant volatility in the capital markets and in the end markets and geographic regions in which we and our customers operate, which has negatively affected our revenues. Our revenues may also be negatively affected by changes in customer demand, changes in the product mix and negative pricing pressure in the industries in which we operate. Margins in those industries are highly sensitive to demand cycles, and our customers in those industries historically have tended to delay large capital projects, including expensive maintenance and upgrades, during economic downturns. As a result, our revenues and earnings are impacted by overall levels of industrial production.

Our results of operations may be materially affected by conditions in global financial markets or in any of the geographic regions in which we, our customers and our suppliers, operate. If an end user cannot obtain financing to purchase our products, either directly or indirectly contained in machinery or equipment, demand for our products will be reduced, which could have a material adverse effect on our financial condition and earnings.

Global financial markets have experienced volatility in recent years, including volatility in securities prices and diminished liquidity and credit availability. Our access to the financial markets cannot be assured and is dependent on, among other things, market conditions and company performance. Accordingly, we may be forced to delay raising capital, issue shorter tenors than we prefer or pay unattractive interest rates, which could increase our interest expense, decrease our profitability and significantly reduce our financial flexibility.

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

If any of our suppliers are unable or unwilling to provide the products or services that we require or materially increase their costs, our ability to offer and deliver our products on a timely and profitable basis could be impaired. We cannot assure you that any or all of our relationships will not be terminated or that such relationships will continue as presently in effect. Furthermore, if any of our suppliers were to become subject to bankruptcy, receivership or similar proceedings, we may be unable to arrange for alternate or replacement relationships on favorable terms, which could harm our sales and operating results.

Any change in raw material prices or the availability or cost of raw materials could adversely affect our results of operations and profit margins.

We require substantial amounts of raw materials, including steel, to operate our business.  Our supply of raw materials could be interrupted for a variety of reasons, including availability and pricing.  Prices for raw materials necessary for production have fluctuated significantly in the past and could do so in the future.  We generally attempt to manage these fluctuations by passing along increased raw material prices to our customers in the form of price increases; however, we may be unable to increase the price of our products due to pricing pressure, contract terms or other factors, which could adversely impact our revenue and profit margins.

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

We have taken $180.7 million in impairment and restructuring charges in the aggregate during the last five years. Changes in business or economic conditions, or our business strategy, may result in additional restructuring programs and may require us to take additional charges in the future, which could have a material adverse effect on our earnings.

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

Compliance with environmental, health and safety legislation and regulatory requirements may prove to be more limiting and costly than we anticipate. To date, we have committed significant expenditures in our efforts to achieve and maintain compliance with these requirements at our facilities, and we expect that we will continue to make significant expenditures related to such compliance in the future. From time to time, we may be subject to legal proceedings brought by private parties or governmental authorities with respect to environmental matters, including matters involving alleged noncompliance with or liability under environmental, health and safety laws, property damage or personal injury. New laws and regulations, including those that may relate to emissions of greenhouse gases, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our business, financial condition or results of operations.

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

We are exposed to the risks of foreign currency exchange rate fluctuations because a significant portion of our net sales, costs, assets and liabilities, are denominated in currencies other than the U.S. dollar. These risks include a reduction in our asset values, net sales, operating income and competitiveness.

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

The funded status of our defined benefit and other postretirement plans has caused and may in the future cause a reduction in our shareholders' equity.

We may be required to record charges related to pension and other postretirement liabilities as a result of asset returns, discount rate changes or other actuarial adjustments. These charges may be significant and would cause a reduction in our shareholders' equity.

Expenses and contributions related to our defined benefit plans are affected by factors outside our control, including the performance of plan assets, interest rates, actuarial data and experience, and changes in laws and regulations.

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

Future actions involving our defined benefit and other postretirement plans, such as annuity purchases, lump sum payouts, and/or plan terminations could cause us to incur significant pension and postretirement settlement and curtailment charges.

We have purchased annuities and offered lump sum payouts to defined benefit plan and other postretirement plan participants and retirees in the past. If we were to take similar actions in the future, we could incur significant pension settlement and curtailment charges related to the reduction in pension and postretirement obligations from annuity purchases, lump sum payouts of benefits to plan participants, and/or plan terminations.

Work stoppages or similar difficulties could significantly disrupt our operations, reduce our revenues and materially affect our earnings.

A work stoppage at one or more of our facilities, or at facilities of one or more of our suppliers, could have a material adverse effect on our business, financial condition and results of operations. Also, if one or more of our customers were to experience a work stoppage, that customer would likely halt or limit purchases of our products, which could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, we could be adversely affected by violations of the FCPA and similar worldwide anti-bribery laws as well as export controls and economic sanction laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Recently, there has been a substantial increase in the global enforcement of anti-corruption laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Our policies mandate compliance with these laws, but we cannot assure you that our internal controls and procedures will always protect us from the improper acts committed by our employees or agents. If we are found to be liable for FCPA, export control or sanction violations, we could suffer from criminal or civil penalties or other sanctions, including loss of export privileges or authorization needed to conduct aspects of our international business, which could have a material adverse effect on our business.

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

Our business substantially depends on the continued service of key members of our management. The loss of the services of a significant number of members of our management could have a material adverse effect on our business. Our future success will also depend on our ability to attract and retain highly skilled personnel, such as engineering, finance, marketing and senior management professionals. Competition for these types of employees is intense, and we could experience difficulty from time to time in hiring and retaining the personnel necessary to support our business. If we do not succeed in retaining our current employees and attracting new high quality employees, our business could be materially adversely affected.

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

If our internal controls are found to be ineffective, our financial results or our stock price may be adversely affected.

Our most recent evaluation resulted in our conclusion that, as of December 31, 2015, our internal control over financial reporting was effective. We believe that we currently have adequate internal control procedures in place for future periods, including processes related to newly acquired businesses; however, increased risk of internal control breakdowns generally exists in a business environment that is decentralized. In addition, if our internal control over financial reporting is found to be ineffective, investors may lose confidence in the reliability of our financial statements, which may adversely affect our stock price.

Risks Relating to the Spinoff of TimkenSteel

Potential indemnification liabilities to TimkenSteel Corporation (TimkenSteel) pursuant to the separation and distribution agreement and other agreements entered into in connection with the tax-free spinoff of TimkenSteel into a separate independent publicly traded company on June 30, 2014 (the Spinoff), could materially and adversely affect our business, financial condition, results of operations and cash flows.

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

In connection with the Spinoff, TimkenSteel has agreed to indemnify us for certain liabilities related to its steel business operations, but if it is unable to fulfill such obligations, it could adversely affect our business, financial condition, results of operations and cash flows.

Pursuant to the separation and distribution agreement, the employee matters agreement and the tax sharing agreement, TimkenSteel has agreed to indemnify us for certain liabilities related to its steel business operations. However, third parties could seek to hold us responsible for any of the liabilities that TimkenSteel has agreed to retain, and there can be no assurance that the indemnity from TimkenSteel will be sufficient to protect us against the full amount of such liabilities, or that TimkenSteel will be able to fully satisfy its indemnification obligations. In particular, if TimkenSteel is unable to pay any prior period taxes for which it is responsible, the Company could be required to pay the entire amount of such taxes. If TimkenSteel becomes insolvent or files for bankruptcy, our ability to recover amounts that TimkenSteel has agreed to indemnify us for would be adversely affected. Moreover, even if we ultimately succeed in recovering from TimkenSteel any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. If TimkenSteel is unable to satisfy its indemnification obligations, the underlying liabilities could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Timken has manufacturing facilities at multiple locations in the United States and in a number of countries outside the United States. The aggregate floor area of these facilities worldwide is approximately 10.6 million square feet, all of which, except for approximately 2.1 million square feet, is owned in fee. The facilities not owned in fee are leased. The buildings occupied by Timken are principally made of brick, steel, reinforced concrete and concrete block construction. The Company believes all buildings are in satisfactory operating condition to conduct business.

Timken’s Mobile Industries segment's manufacturing facilities and service centers in the United States are located in Bucyrus, Canton and New Philadelphia, Ohio; Los Alamitos, California; Manchester, Connecticut; Carlyle, Illinois; Lenexa, Kansas; Keene and Lebanon, New Hampshire; Iron Station, North Carolina; Gaffney and Honea Path, South Carolina; Pulaski and Knoxville, Tennessee; Ogden, Utah and Altavista, Virginia. These facilities, including warehouses at plant locations and a technology and wind center in North Canton, Ohio have an aggregate floor area of approximately 3.6 million square feet.

Timken’s Mobile Industries segment’s manufacturing plants and service centers outside the United States are located in Benoni, South Africa; Villa Carcina, Italy; Colmar, France; Cheltenham, Northampton, Plymouth, and Wolverhampton, England; Belo Horizonte, Curtiba and Sorocaba, Brazil; Jamshedpur, India; Sosnowiec, Poland; and Yantai, China. These facilities, including warehouses at plant locations, have an aggregate floor area of approximately 2.4 million square feet.

Timken's Process Industries segment's manufacturing plants and service centers in the United States are located in Hueytown, Alabama; Sante Fe Springs, California; Broomfield and Denver, Colorado; New Haven, Connecticut; New Castle, Delaware; Fulton and Mokena, Illinois; Mishawaka, Indiana; Fort Scott, Kansas; Augusta and Portland, Maine; Springfield, Missouri; Randleman, and Rutherfordton, North Carolina; Union, South Carolina; Ferndale and Pasco, Washington; Princeton, West Virginia; and Casper and Rock Springs, Wyoming. These facilities, including warehouses at plant locations and a technology center in North Canton, Ohio have an aggregate floor area of approximately 2.6 million square feet.

Timken's Process Industries segment's manufacturing plants and service centers outside the United States are located in Chengdu, Jiangsu and Wuxi, China; Chennai and Durg, India; Dudley, England; Saskatoon and Prince George, Canada; and Ploiesti, Romania. These facilities, including warehouses at plant locations have an aggregate floor area of approximately 2.0 million square feet.

In addition to the manufacturing and distribution facilities discussed above, Timken owns or leases warehouses and distribution facilities in the United States, Brazil, Canada, France, Mexico, Singapore, Argentina, Australia, and China.

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

Item 4. Mine Safety Disclosures
Not applicable.

Item 4A. Executive Officers of the Registrant
The executive officers are elected by the Board of Directors normally for a term of one year and until the election of their successors. All executive officers have been employed by Timken or by a subsidiary of the Company during the past five-year period. The executive officers of the Company as of February 12, 2016 are as follows:

Name	Age	Current Position and Previous Positions During Last Five Years
William R. Burkhart	50	2014 Executive Vice President, General Counsel and Secretary
		2000 Senior Vice President and General Counsel
Christopher A. Coughlin	55	2014 Executive Vice President, Group President
		2012 Group President
		2011 President - Process Industries
Philip D. Fracassa	47	2014 Executive Vice President and Chief Financial Officer
		2012 Senior Vice President - Planning and Development
		2010 Senior Vice President and Controller - B&PT
Richard G. Kyle	50	2014 President and Chief Executive Officer; Director
		2013 Chief Operating Officer - B&PT; Director
		2012 Group President
		2011 President - Mobile Industries & Aerospace
J. Ted Mihaila	61	2006 Senior Vice President and Controller

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares are traded on the New York Stock Exchange under the symbol “TKR.” The estimated number of record holders of the Company’s common shares at December 31, 2015 was 4,411. The estimated number of beneficial shareholders at December 31, 2015 was 40,257.
The following table provides information about the high and low sales prices for the Company’s common shares and dividends paid for each quarter for the last two fiscal years.

	2015			2014
	Stock prices		Dividends	Stock prices		Dividends
	High	Low	per share	High	Low	per share
First quarter	$43.56	$37.65	$0.25	$61.37	$52.51	$0.25
Second quarter	$43.06	$36.24	$0.26	$69.51	$57.69	$0.25
Third quarter	$36.95	$26.31	$0.26	$49.96	$42.34	$0.25
Fourth quarter	$32.89	$26.84	$0.26	$44.30	$37.62	$0.25

Issuer Purchases of Common Shares:
The following table provides information about purchases of its common shares by the Company during the quarter ended December 31, 2015.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)(4)
10/1/2015 - 10/31/2015	424,530	$29.08	424,292	2,603,623
11/1/2015 - 11/30/2015	866,944	31.34	866,495	1,737,128
12/1/2015 - 12/31/2015	1,445,352	29.23	1,445,000	292,128
Total	2,736,826	$29.88	2,735,787	—

(1)
Of the shares purchased in October, November and December, 238, 449 and 352, respectively, represent common shares of the Company that were owned and tendered by employees to exercise stock options, and to satisfy withholding obligations in connection with the exercise of stock options and vesting of restricted shares.

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

(3)
On February 10, 2012, the Board of Directors of the Company approved a share purchase plan pursuant to which the Company may purchase up to ten million of its common shares in the aggregate. On June 13, 2014, the Board of Directors of the Company authorized an additional ten million common shares for repurchase under this plan. This share purchase plan expired on December 31, 2015.

(4)
On January 29, 2016, the Board of Directors of the Company approved a new share purchase plan pursuant to which the Company may purchase up to five million of its common shares, in the aggregate. This share purchase plan expires on January 31, 2017. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (continued)

*Total return assumes reinvestment of dividends. Fiscal years ending December 31.

	2011	2012	2013	2014	2015
Timken	$88	$104	$122	$134	$93
S&P 500	102	118	157	178	181
S&P 400 Industrials	99	120	173	176	170

The line graph compares the cumulative total shareholder returns over five years for The Timken Company, the S&P 500 Stock Index and the S&P 400 Industrials Index. The graph assumes, in each case, an initial investment of $100 on January 1, 2011, in Timken common shares, S&P 500 Index and S&P 400 Industrials Index, based on market prices at the end of each fiscal year through and including December 31, 2015, and reinvestment of dividends (and taking into account the value of the TimkenSteel common shares distributed in the Spinoff).

Item 6. Selected Financial Data

Summary of Operations and Other Comparative Data:

(Dollars in millions, except per share and per employee data)	2015	2014	2013	2012	2011
Statements of Income
Net sales	$2,872.3	$3,076.2	$3,035.4	$3,359.5	$3,333.6
Gross profit	793.9	898.0	868.4	1,028.0	1,018.0
Selling, general and administrative expenses	494.3	542.5	546.6	554.5	540.6
Impairment and restructuring charges	14.7	113.4	8.7	29.5	14.4
Operating (loss) income (1)	(151.4)	208.4	305.9	444.0	463.0
Other (expense) income, net	(7.5)	19.9	6.7	102.0	(0.4)
Interest expense, net	30.7	24.3	22.5	28.2	31.2
(Loss) income from continuing operations	(68.0)	149.3	175.5	331.5	280.8
Income from discontinued operations, net of income taxes	—	24.0	87.5	164.4	175.8
Net (loss) income attributable to The Timken Company	$(70.8)	$170.8	$262.7	$495.5	$454.3
Balance Sheets
Inventories, net	$543.2	$585.5	$582.6	$611.5	$669.6
Property, plant and equipment, net	777.8	780.5	855.8	834.1	868.6
Total assets	2,785.3	3,001.4	4,477.9	4,244.2	4,327.4
Total debt:
Short-term debt	62.0	7.4	18.6	14.3	22.0
Current portion of long-term debt	15.1	0.6	250.7	9.6	5.8
Long-term debt	580.6	522.1	176.4	424.9	448.6
Total debt	$657.7	$530.1	$445.7	$448.8	$476.4
Net debt (cash)
Total debt	657.7	530.1	445.7	448.8	476.4
Less: cash and cash equivalents and restricted cash	(129.8)	(294.1)	(399.7)	(601.5)	(468.4)
Net debt (cash): (2)	$527.9	$236.0	$46.0	$(152.7)	$8.0
Total liabilities	1,440.7	1,412.3	1,829.3	1,997.6	2,284.9
Shareholders’ equity	$1,344.6	$1,589.1	$2,648.6	$2,246.6	$2,042.5
Capital:
Net debt (cash)	527.9	236.0	46.0	(152.7)	8.0
Shareholders’ equity	1,344.6	1,589.1	2,648.6	2,246.6	2,042.5
Net debt (cash) + shareholders’ equity (capital)	$1,872.5	$1,825.1	$2,694.6	$2,093.9	$2,050.5
Other Comparative Data
(Loss) income from continuing operations / Net sales	(2.4%)	4.9%	5.8%	9.9%	8.4%
Net (loss) income attributable to The Timken Company / Net sales	(2.5%)	5.6%	8.7%	14.7%	13.6%
Return on equity (3)	(5.1%)	9.4%	6.6%	14.8%	13.7%
Net sales per employee (4)	$197.5	$210.9	$203.1	$218.0	$218.8
Capital expenditures	105.6	126.8	133.6	118.3	105.5
Depreciation and amortization	130.8	137.0	142.4	149.6	146.7
Capital expenditures / Net sales	3.7%	4.1%	4.4%	3.5%	3.2%
Dividends per share	$1.03	$1.00	$0.92	$0.92	$0.78
Basic (loss) earnings per share - continuing operations (5)	$(0.84)	$1.62	$1.84	$3.41	$2.84
Diluted (loss) earnings per share - continuing operations (5)	$(0.84)	$1.61	$1.82	$3.38	$2.81
Basic (loss) earnings per share (6)	$(0.84)	$1.89	$2.76	$5.11	$4.65
Diluted (loss) earnings per share (6)	$(0.84)	$1.87	$2.74	$5.07	$4.59
Net debt (cash) to capital (2)	28.2%	12.9%	1.7%	(7.3%)	0.4%
Number of employees at year-end (7)	14,709	14,378	14,794	15,093	15,722
Number of shareholders (8)	40,257	44,271	52,218	50,783	44,238

(1)	Operating (loss) income included pension settlement charges of $465.0 million during 2015.

(2)	The Company presents net debt (cash) because it believes net debt (cash) is more representative of the Company’s financial position than total debt due to the amount of cash and cash equivalents.

(3)	Return on equity is defined as (loss) income from continuing operations divided by ending shareholders’ equity.

(4)	Based on average number of employees employed during the year.

(5)	Based on average number of shares outstanding during the year.

(6)	Based on average number of shares outstanding during the year and includes discontinued operations for all periods presented.

(7)	Adjusted to exclude temporary employees for all periods.

(8)	Includes an estimated count of shareholders having common shares held for their accounts by banks, brokers and trustees for benefit plans.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in millions, except per share data)

OVERVIEW

Introduction:

The Timken Company engineers, manufactures and markets bearings, transmissions, gearboxes, belts, chain and related products and offers a spectrum of power system rebuild and repair services. The Company’s growing product and services portfolio features many strong industrial brands, such as Timken, Fafnir, Philadelphia Gear, Carlisle, Drives and Interlube. Timken today applies its deep knowledge of metallurgy, friction management and mechanical power transmission across the broad spectrum of bearings and related systems to improve the reliability and efficiency of machinery and equipment all around the world. Known for its quality products and collaborative technical sales model, Timken focuses on providing value to diverse markets worldwide through both original equipment manufacturers (OEMs) and aftermarket channels. With more than 14,000 people operating in 28 countries, Timken makes the world more productive and keeps industry in motion. The Company operates under two reportable segments: (1) Mobile Industries and (2) Process Industries. The following further describes these business segments:

•
Mobile Industries serves OEM customers that manufacture off-highway equipment for the agricultural, mining and construction markets; on-highway vehicles including passenger cars, light trucks, and medium- and heavy-duty trucks; rail cars and locomotives; and rotorcraft and fixed-wing aircraft. Beyond service parts sold to OEMs, aftermarket sales to individual end users, equipment owners, operators and maintenance shops are handled through the Company's extensive network of authorized automotive and heavy-truck distributors.

•
Process Industries serves OEM and end-user customers in industries that place heavy demands on the fixed operating equipment they make or use in heavy and other general industrial sectors. This includes metals, cement and aggregate production; coal and wind power generation; oil and gas extraction and refining; pulp and paper and food processing; and health and critical motion control equipment. Other applications include marine equipment, gear drives, cranes, hoists and conveyors. This segment also supports aftermarket sales and service needs through its global network of authorized industrial distributors.

Timken creates value by understanding customer needs and applying its know-how in attractive market sectors. Timken’s business strengths include its channel mix and end-market diversity, serving a broad range of customers and industries across the globe. The Company collaborates with OEMs to improve equipment efficiency with its engineered products and captures subsequent equipment replacement cycles by selling through independent channels in the aftermarket. Timken focuses its international efforts and footprint in regions of the world where strong macroeconomic factors such as urbanization, infrastructure development and sustainability create demand for our products and services.

The Timken Business Model is the specific framework for how the Company evaluates opportunities and differentiates itself in the market.
The Company’s Strategy is to apply the Timken Business Model and leverage the Company’s competitive differentiators and strengths to create customer value and drive increased growth and profitability by:

Capturing Opportunities and Expanding Reach. The Company intends to expand into new and existing markets by leveraging its collective knowledge of metallurgy, friction management and mechanical power transmission to create value for Timken customers. Using a highly collaborative technical selling approach, the Company places particular emphasis on creating unique solutions for challenging and/or demanding applications. The Company intends to grow in attractive market sectors around the world, emphasizing those spaces that are highly fragmented, demand high service and value the reliability and efficiency offered by Timken products. The Company also targets those applications that offer significant aftermarket demand, thereby providing product and services revenue throughout the equipment’s lifetime.

Performing With Excellence. Timken operates with a relentless drive for exceptional results and a passion for superior execution. The Company embraces a continuous improvement culture that is charged with increasing efficiency, lowering costs, eliminating waste, encouraging organizational agility and building greater brand equity to fuel future growth. This requires the Company’s ongoing commitment to attract, retain and develop the best talent across the world.

Driving Effective Capital Deployment. The Company is intently focused on providing the highest returns for shareholders through its capital allocation framework, which includes (1) investing in the core business through capital expenditures, research and development and organic growth initiatives like DeltaX; (2) pursuing strategic acquisitions to broaden our portfolio and capabilities, with an focus on bearings, adjacent power transmission products and related services; and (3) returning capital to shareholders through share repurchases and dividends. As part of this framework, the Company may also restructure, reposition or divest underperforming product lines or assets.

The following items highlight certain of the Company's more significant strategic accomplishments in 2015:

Product and Global Manufacturing Footprint Expansion

•
On December 4, 2015, the Company launched the 6000 series line of metric deep groove ball bearings and introduced a new line of Drives® Leaf Chain in North America, completing the global rollout of the series as an element of the Company's DeltaX growth initiative. DeltaX is a multi-year initiative designed to accelerate product development and line expansion.

•
On November 19, 2015, the Company announced plans to build a 161,000-square-foot manufacturing plant in Romania. The new plant will produce ISO and inch-sized Timken® tapered roller bearings up to 12 inches outside diameter for global power transmission, off-highway and distribution customers. The Company broke ground on the new plant in early February 2016, with projected start-up in 2017.

•
On April 28, 2015, the Company expanded its product offering of high performance spherical roller bearings. The new product line includes medium bore high performance spherical roller bearings featuring either steel or brass cages in a variety of sizes. The new offering of spherical roller bearings includes several new features that are expected to contribute to longer bearing life and to run cooler than other comparable products.

•	On April 10, 2015, the Company launched the Timken® UC-series ball bearing housed unit product line, an extension of the Company’s housed unit bearing portfolio.

•
On March 19, 2015, the Company unveiled its new 27,000-square-foot, state-of-the-art gear drive manufacturing facility in Houston, Texas. This facility serves customers in the power generation, oil and gas exploration, refining and pipeline/pumping industries that require reliable, high-speed enclosed gearboxes to keep pumps, compressors and generators operating in harsh conditions.

Financing Agreements and Pension Plan Transactions

•	On November 30, 2015, the Company amended its $100 million Asset Securitization Agreement (Accounts Receivable Facility) to, among other things, extend the maturity to November 30, 2018.

•
On November 30, 2015, the Company entered into an agreement pursuant to which one of its U.S. defined benefit pension plans purchased a group annuity contract from Prudential Insurance Company of America (Prudential) that requires Prudential to pay and administer future pension benefits for approximately 3,400 U.S. Timken retirees. The purchase was funded by existing pension plan assets and required no cash contribution from the Company to Prudential in this transaction. As a result of the purchase of the group annuity contract, the Company incurred non-cash pension settlement charges of $241.8 million in the fourth quarter of 2015. Coupled with the group annuity contract purchased in January discussed below, the Company transferred a total of approximately $1.1 billion of pension obligations to Prudential in 2015, which reduced the Company's total projected benefit obligation by approximately 50%.

•	On June 19, 2015, the Company amended and restated its five-year $500 million Senior Credit Facility to, among other things, extend the maturity to June 19, 2020.

•
On January 23, 2015, the Company entered into an agreement pursuant to which another of its U.S. defined benefit pension plans purchased a group annuity contract from Prudential that requires Prudential to pay and administer future pension benefits for approximately 5,000 U.S. Timken salaried retirees. The purchase was funded by existing pension plan assets and required no cash contribution from the Company to Prudential in this transaction. As a result of the purchase of the group annuity contract as well as lump-sum distributions to new retirees, the Company incurred pension settlement charges of $215.2 million in the first quarter of 2015.

Acquisitions and Divestitures

•
On October 21, 2015, the Company completed the sale of all of the outstanding stock of Timken Alcor Aerospace Technologies, Inc. (Alcor), located in Mesa, Arizona. Alcor was engaged in the design, engineering, sourcing, manufacture and sale of parts and components used in gas turbine engines and helicopter drivetrain applications and filing applications for and obtaining certificates reflecting a Parts Manufacturer Approval (PMA) issued by the United States Federal Aviation Administration (FAA) for such parts and components. For the twelve months ending September 30, 2015, Alcor had sales of $20.6 million. The results of the operations of Alcor prior to the sale were reported in the Mobile Industries segment. The Company recognized a gain on the sale of Alcor of approximately $29 million.

•
On September 1, 2015, the Company acquired all the membership interests of Carlstar Belt LLC (the Belts business). The Belts business is a leading North American manufacturer of belts used in industrial, commercial and consumer applications. Based in Springfield, Missouri, the Belts business had sales of approximately $140 million for the twelve months ending June 30, 2015. The results of the operations of the Belts business are reported in the Mobile Industries and Process Industries segments based on the customers served.

RESULTS OF OPERATIONS
2015 vs. 2014

Overview:

	2015	2014	$ Change	% Change
Net sales	$2,872.3	$3,076.2	$(203.9)	(6.6%)
(Loss) income from continuing operations	(68.0)	149.3	(217.3)	(145.5%)
Income from discontinued operations	—	24.0	(24.0)	(100.0%)
Income attributable to noncontrolling interest	2.8	2.5	0.3	12.0%
Net (loss) income attributable to The Timken Company	$(70.8)	$170.8	$(241.6)	(141.5%)
Diluted (loss) earnings per share:
Continuing operations	$(0.84)	$1.61	$(2.45)	(152.2%)
Discontinued operations	—	0.26	(0.26)	(100.0%)
Diluted (loss) earnings per share	$(0.84)	$1.87	$(2.71)	(144.9%)
Average number of shares—diluted	84,631,778	91,224,328	—	(7.2%)
The decrease in sales was primarily due to the impact of foreign currency exchange rate changes and lower end market demand, partially offset by the benefit of acquisitions. The Company's net income from continuing operations in 2015 was lower compared to 2014 due to non-cash pension settlement charges recorded in 2015, the impact of lower volume across most end market sectors, unfavorable price/mix and foreign currency exchange rate changes. These factors were partially offset by lower selling, general and administrative expenses, lower material and operating costs and a lower provision for income taxes. The decrease in income from discontinued operations in 2015 compared with 2014 was due to the spinoff of TimkenSteel that was completed on June 30, 2014.

Outlook:

The Company expects 2016 full-year sales to decline 4% to 5% compared with 2015, driven by lower demand across most market sectors and the estimated impact of foreign currency exchange rate changes, partially offset by the impact of acquisitions. The Company's earnings from continuing operations are expected to be higher in 2016 than 2015, primarily due to the absence of material pension settlement charges in 2016, lower raw material costs, and lower selling, general and administrative expenses, partially offset by the impact of lower volume and price/mix, higher impairment and restructuring charges and the impact of foreign currency exchange rate changes.

The Company expects to generate operating cash from continuing operations of approximately $300 million in 2016, a decrease from 2015 of approximately $75 million or 20.0%, as the Company anticipates lower income, excluding non-cash impairment and pension settlement charges. Pension contributions are expected to be approximately $15 million in 2016, compared with $10.8 million in 2015. The Company expects capital expenditures to be approximately 4.5% of sales in 2016, compared with 3.7% of sales in 2015.

THE STATEMENTS OF INCOME

Sales:

	2015	2014	$ Change	% Change
Net sales	$2,872.3	$3,076.2	$(203.9)	(6.6%)
Net sales decreased in 2015 compared with 2014 primarily due to the effect of foreign currency exchange rates of $152 million and lower organic sales of $90 million, partially offset by the benefit of acquisitions of $39 million. The decrease in organic sales volume was driven by lower demand across most of the Company's end market sectors, partially offset by growth in the wind, military marine, rail and automotive sectors.

Gross Profit:

	2015	2014	$ Change	Change
Gross profit	$793.9	$898.0	$(104.1)	(11.6%)
Gross profit % to net sales	27.6%	29.2%	—	(160) bps
Rationalization expenses included in cost of products sold	$6.4	$3.6	$2.8	77.8%
Gross profit decreased in 2015 compared with 2014, primarily due to the impact of lower volume of $40 million, unfavorable price/mix of $37 million and the impact of foreign currency exchange rate changes of $63 million. These factors were partially offset by the impact of inventory valuation adjustments that occurred during 2014 of $20 million, lower raw material and operating costs net of manufacturing underutilization and the impact of acquisitions.

Selling, General and Administrative Expenses:

	2015	2014	$ Change	Change
Selling, general and administrative expenses	$494.3	$542.5	$(48.2)	(8.9%	)
Selling, general and administrative expenses % to net sales	17.2%	17.6%	—	(40) bps
The decrease in selling, general and administrative expenses in 2015 compared with 2014 was primarily due to lower incentive compensation expense of $28 million and the impact of foreign currency exchange rate changes of $20 million. The benefits of cost reduction initiatives were largely offset by the impact of acquisitions, higher pension and bad debt expense and costs associated with ongoing growth initiatives.

Impairment and Restructuring Charges:

	2015	2014	$ Change
Impairment charges	$3.3	$98.9	$(95.6)
Severance and related benefit costs	7.7	10.7	(3.0)
Exit costs	3.7	3.8	(0.1)
Total	$14.7	$113.4	$(98.7)
Impairment and restructuring charges of $14.7 million in 2015 were primarily due to severance and related benefit costs associated with initiatives to reduce headcount, impairment charges of $3.0 million related to the Company's service center in Niles, Ohio and exit costs of approximately $3.0 million related to the Company's termination of its relationship with one of its third-party sales representatives in Colombia. Impairment and restructuring charges of $113.4 million in 2014 were primarily due to goodwill and other intangible impairment charges of $96.2 million that were recorded in the third quarter of 2014.

Pension Settlement Charges:

	2015	2014	$ Change
Pension settlement charges	$465.0	$33.7	$431.3
Pension settlement charges in 2015 were primarily due to the purchase of group annuity contracts from Prudential by two of the Company's U.S. defined benefit pension plans. The two group annuity contracts require Prudential to pay and administer future pension benefits for approximately 8,400 U.S. Timken retirees in the aggregate. The Company transferred a total of approximately $1.1 billion of its pension obligations and a total of approximately $1.2 billion of pension assets to Prudential in these transactions. In addition to the purchase of the group annuity contracts, the Company made lump-sum distributions of $37 million to new retirees. The Company also incurred pension settlement and curtailment charges related to one of its Canadian defined benefit pension plans. As a result of the group annuity contracts, lump-sum distributions as well as pension settlement and curtailment charges related to the Canadian pension plan, the Company incurred total pension settlement and curtailment charges of $465.0 million, including professional fees of $2.6 million, in 2015.

Pension settlement charges recorded in 2014 were primarily the result of the settlement of approximately $110 million of the Company's pension obligations related to its defined benefit pension plan in the United States as a result of lump sum distributions to new retirees and certain deferred vested plan participants in 2014.

Gain on Divestiture:

	2015	2014	$ Change
Gain on divestiture	$28.7	$—	$28.7
Gain on divestiture in 2015 was primarily related to the gain on the sale of Alcor of $29.0 million in the fourth quarter of 2015, partially offset by a loss on the sale of the Company's repair business in Niles, Ohio of $0.3 million in the second quarter of 2015.

Interest Income (Expense):

	2015	2014	$ Change	% Change
Interest (expense)	$(33.4)	$(28.7)	$(4.7)	16.4%
Interest income	2.7	4.4	(1.7)	(38.6%)
Interest expense for 2015 increased compared with 2014 primarily due to lower capitalized interest and higher average debt, partially offset by lower average interest rates. Interest income decreased for 2015 compared with 2014 primarily due to lower interest income recognized on the deferred payments related to the sale of real estate in Sao Paulo, Brazil (Sao Paulo). The last of the deferred payments was received during the fourth quarter of 2015.

Other (Expense) Income:

	2015	2014	$ Change	% Change
Gain on sale of real estate	$—	$22.6	$(22.6)	(100.0%)
Fixed asset write-off	(9.7)	—	(9.7)	NM
Other income (expense), net	2.2	(2.7)	4.9	(181.5%)
Total	$(7.5)	$19.9	$(27.4)	(137.7%)
During 2014, the Company recognized a gain of $22.6 million related to the sale of real estate in Sao Paulo.

During the fourth quarter of 2015, the Company wrote-off $9.7 million that remained in construction in process (CIP) after the related assets were placed into service.  The majority of these assets were placed into service between 2008 and 2012.  This item was identified during an examination of aged balances in the CIP account. Management of the Company concluded that the correction of this error in the fourth quarter of 2015 and the presence of this error in prior periods was immaterial to all periods presented.

Income Tax Expense:

	2015	2014	$ Change	Change
Income tax (benefit) expense	$(121.6)	$54.7	$(176.3)	(322.3%	)
Effective tax rate	64.1%	26.8%	—	3,730	bps
The effective tax rate for 2015 was 64.1%, which reflects a tax benefit on pretax loss. The tax benefit rate of 64.1% was greater than the U.S. statutory rate of 35% primarily due to the tax benefits of reversals of certain valuation allowances in foreign jurisdictions, U.S. foreign tax credits, earnings in certain foreign jurisdictions where the effective tax rate was less than 35%, reversals of reserves for uncertain tax positions, state and local taxes, the U.S. manufacturing deduction, the U.S. research tax credit and other U.S. tax benefits. These factors were offset by U.S. taxation of foreign earnings, recording of deferred tax liabilities related to foreign branch operations, and losses at certain foreign subsidiaries where no tax benefit could be recorded.
The effective tax rate on pretax income for 2014 was favorable relative to the U.S. federal statutory rate primarily due to U.S. foreign tax credits, earnings in certain foreign jurisdictions where the effective tax rate was less than 35%, adjustments to tax accruals for undistributed foreign earnings, the U.S. manufacturing deduction, the U.S. research tax credit and other U.S. tax benefits. These factors were partially offset by U.S. taxation of foreign income, losses at certain foreign subsidiaries where no tax benefit could be recorded, non-deductible intangible asset impairment charges recorded in the Mobile Industries segment and accruals for uncertain tax positions.
The following is the reconciliation between the provision/(benefit) for income taxes and the amount computed by applying income tax rate of 35% to income before taxes:

	2015	2014
Income tax at the U.S. federal statutory rate	$(66.4)	$71.4
Adjustments:
Reversal of valuation allowance	(34.7)	—
U.S. foreign tax credit	(22.4)	(15.1)
Foreign earnings taxed at different rates including tax holidays	(11.0)	(15.7)
Tax expense related to undistributed earnings of subsidiaries	—	(8.7)
Accruals and settlements related to tax audits	(5.9)	12.8
State and local income taxes, net of federal tax benefit	(4.9)	(0.3)
U.S. domestic manufacturing deduction	(4.5)	(6.6)
U.S. research tax credit	(1.1)	(1.0)
Other items (net)	(1.5)	(6.0)
Tax on foreign remittances and U.S. tax on foreign income	13.8	19.6
Deferred taxes related to branch operations	11.6	—
Foreign losses without current tax benefits	5.4	4.3
(Benefit) provision for income taxes	$(121.6)	$54.7
Effective tax rate	64.1%	26.8%

Discontinued Operations:

	2015	2014	$ Change
Net sales	$—	$786.2	$(786.2)
Income before income taxes	—	40.0	(40.0)
Income taxes	—	16.0	(16.0)
Operating results, net of tax	$—	$24.0	$(24.0)
On June 30, 2014, the Company completed the spinoff of TimkenSteel. The operating results, net of tax, included one-time transaction costs of $57.1 million during 2014. These costs included consulting and professional fees associated with preparing for and executing the spinoff of TimkenSteel.

BUSINESS SEGMENTS

The Company's reportable segments are business units that target different industry sectors. While the segments often operate using a shared infrastructure, each reportable segment is managed to address specific customer needs in these diverse market segments. The primary measurement used by management to measure the financial performance of each segment is earnings before interest and taxes (EBIT). Refer to Note 16 - Segment Information in the Notes to the Consolidated Financial Statements for the reconciliation of EBIT by segment to consolidated income before income taxes.

The presentation of segment results below includes a reconciliation of the changes in net sales for each segment reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions and divestitures completed in 2015 and 2014 and foreign currency exchange rate changes. The effects of acquisitions, divestitures and foreign currency exchange rate changes on net sales are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period.

The following items highlight the Company's acquisitions and divestitures completed in 2015 and 2014:

•	During the fourth quarter of 2015, the Company sold all of the outstanding stock of Alcor. Results for Alcor were reported in the Mobile Industries segment.

•
During the third quarter of 2015, the Company acquired the Belts business. Results for the Belts business are reported in the Mobile Industries and Process Industries segments based on the customers served.

•	During the fourth quarter of 2014, the Company acquired substantially all of the assets of Revolvo Ltd. (Revolvo). Results for Revolvo are reported in the Process Industries segment.

•	During the fourth quarter of 2014, the Company sold its aerospace engine overhaul business. Results for the aerospace engine overhaul business were reported in the Mobile Industries segment.

•	During the second quarter of 2014, the Company acquired substantially all of the assets of Schulz Group (Schulz). Results for Schulz are reported in the Process Industries segment.

Mobile Industries Segment:

	2015	2014	$ Change	Change
Net sales	$1,558.3	$1,685.4	$(127.1)	(7.5%	)
EBIT	$173.3	$65.6	$107.7	164.2%
EBIT margin	11.1%	3.9%	—	720 bps

	2015	2014	$ Change	% Change
Net sales	$1,558.3	$1,685.4	$(127.1)	(7.5%	)
Less: Acquisitions	21.8	—	21.8	NM
Divestitures	(13.2)	—	(13.2)	NM
Currency	(88.1)	—	(88.1)	NM
Net sales, excluding the impact of acquisitions, divestitures and currency	$1,637.8	$1,685.4	$(47.6)	(2.8%	)
The Mobile Industries segment's net sales, excluding the effects of acquisitions, divestitures and foreign currency exchange rate changes, decreased $47.6 million or 2.8% in 2015 compared with 2014. The decrease in net sales was primarily due to lower volume in the off-highway (primarily agriculture) and aerospace end market sectors, partially offset by organic growth in the rail and automotive sectors. EBIT increased in 2015 compared with 2014 primarily due to the impact of goodwill impairment and inventory valuation adjustments of $118 million recorded in 2014, a gain on the sale of Alcor of $29 million recorded in 2015, the benefit of lower raw material and operating costs net of manufacturing underutilization, lower selling, general and administrative expenses and the impact of acquisitions. These factors were partially offset by a gain on the sale of real estate in Brazil of $23 million recorded in 2014, lower volume of $20 million and unfavorable price/mix of $14 million and the negative impact of foreign currency exchange rate changes of $18 million.

Full-year sales for the Mobile Industries segment are expected to be down approximately 5% in 2016 compared with 2015. This reflects lower expected volume in the rail, off-highway and aerospace end market sectors and the estimated impact of foreign currency exchange rate changes, partially offset by organic growth in the automotive end market sector and the benefit of acquisitions. EBIT for the Mobile Industries segment is expected to decrease in 2016 compared with 2015 as a result of the gain from the sale of Alcor in 2015, the impact of lower volume and the impact of foreign currency exchange rate changes, partially offset by lower raw material and operating costs, selling, general and administrative expenses and the benefit of acquisitions.

Process Industries Segment:

	2015	2014	$ Change	Change
Net sales	$1,314.0	$1,390.8	$(76.8)	(5.5%	)
EBIT	$190.2	$267.1	$(76.9)	(28.8%	)
EBIT margin	14.5%	19.2%	—	(470) bps

	2015	2014	$ Change	% Change
Net sales	$1,314.0	$1,390.8	$(76.8)	(5.5%	)
Less: Acquisitions	30.2	—	30.2	NM
Currency	(63.5)	—	(63.5)	NM
Net sales, excluding the impact of acquisitions and currency	$1,347.3	$1,390.8	$(43.5)	(3.1%	)
The Process Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, decreased $43.5 million or 3.1% in 2015 compared with 2014 primarily due to lower volume in the industrial distribution, services and heavy industries end market sectors, partially offset by organic growth in the wind energy and military marine sectors. EBIT was lower in 2015 compared with 2014 primarily due to the impact of lower volume of $21 million, unfavorable price/mix of $24 million, the impact of unfavorable foreign currency exchange rate changes of $25 million and higher impairment and restructuring charges. These factors were partially offset by lower selling, general and administrative expenses, the impact of lower material and operating costs net of manufacturing underutilization and the impact of acquisitions. EBIT also included a charge of $8.2 million in the fourth quarter of 2015 related to the write-off of certain CIP balances.  Refer to Note 8 - Property, Plant and Equipment for additional information.

Full-year sales for the Process Industries segment are expected to be down approximately 4% in 2016 compared with 2015. This reflects lower expected volume in the industrial distribution, services and heavy industries end market sectors and the negative impact of foreign currency exchange rate changes, partially offset by the benefit of acquisitions. EBIT for the Process Industries segment is expected to increase in 2016 compared with 2015 primarily due to lower selling, general and administrative expenses, raw material and operating costs, partially offset by foreign currency exchange rate changes and the impact of lower volume and price/mix.

Unallocated Corporate:

	2015	2014	$ Change	Change
Corporate expenses	$57.4	$71.4	$(14.0)	(19.6%	)
Corporate expenses % to net sales	2.0%	2.3%	—	(30) bps
Corporate expenses decreased in 2015 compared with 2014 primarily due to lower incentive compensation expenses and the impact of cost reduction initiatives.

RESULTS OF OPERATIONS:
2014 vs. 2013

Overview:

	2014	2013	$ Change	% Change
Net sales	$3,076.2	$3,035.4	$40.8	1.3%
Income from continuing operations	149.3	175.5	(26.2)	(14.9%)
Income from discontinued operations	24.0	87.5	(63.5)	(72.6%)
Income attributable to noncontrolling interest	2.5	0.3	2.2	NM
Net income attributable to The Timken Company	$170.8	$262.7	$(91.9)	(35.0%)
Diluted earnings per share:
Continuing operations	$1.61	$1.82	$(0.21)	(11.5%)
Discontinued operations	0.26	0.92	(0.66)	(71.7%)
Diluted earnings per share	$1.87	$2.74	$(0.87)	(31.8%)
Average number of shares - diluted	91,224,328	95,823,728	—	(4.8%)
The increase in sales in 2014 compared with 2013 was primarily due to higher volume across most end market sectors, partially offset by planned program exits that concluded in 2013. The Company's net income from continuing operations in 2014, compared with 2013, was lower due to higher impairment and restructuring charges, the impact of planned program exits that concluded at the end of 2013 and pension settlement charges, partially offset by the impact of higher volume, lower manufacturing cost and the gain on the sale of real estate in Sao Paulo. Income from continuing operations also benefited from a lower effective tax rate. Impairment and restructuring charges primarily related to goodwill impairment. Income from discontinued operations was lower in 2014 compared with 2013 due to the spinoff of TimkenSteel on June 30, 2014.

THE STATEMENTS OF INCOME

Sales:

	2014	2013	$ Change	% Change
Net sales	$3,076.2	$3,035.4	$40.8	1.3%
Net sales increased in 2014 compared with 2013, primarily due to higher volume of $150 million, as well as the benefit of acquisitions of $25 million. These factors were partially offset by planned program exits which concluded in 2013, of approximately $110 million and the impact of foreign currency rate changes of $30 million.

Gross Profit:

	2014	2013	$ Change	Change
Gross profit	$898.0	$868.4	$29.6	3.4%
Gross profit % to net sales	29.2%	28.6%	—	60	bps
Rationalization expenses included in cost of products sold	$3.6	$5.9	$(2.3)	(39.0%)
Gross profit increased in 2014 compared with 2013, primarily due to the impact of higher volume of $64 million and lower manufacturing and material costs of $33 million. These factors were partially offset by planned program exits which concluded in 2013 of $35 million, the impact of inventory valuation adjustments of $19 million and the impact of lower price/mix of $15 million.

Selling, General and Administrative Expenses:

	2014	2013	$ Change	Change
Selling, general and administrative expenses	$542.5	$546.6	$(4.1)	(0.8%	)
Selling, general and administrative expenses % to net sales	17.6%	18.0%	—	(40) bps
The decrease in selling, general and administrative expenses in 2014 compared with 2013 was primarily due to the benefit of cost-reduction initiatives of $24 million, partially offset by higher expense related to incentive compensation plans of $13 million and the impact of acquisitions of $6 million.

Impairment and Restructuring Charges:

	2014	2013	$ Change
Impairment charges	$98.9	$0.1	$98.8
Severance and related benefit costs	10.7	9.2	1.5
Exit costs	3.8	(0.6)	4.4
Total	$113.4	$8.7	$104.7
Impairment and restructuring charges of $113.4 million in 2014 were primarily due to goodwill and other intangible impairment charges of $96.2 million for two of the Company's aerospace reporting units within the Mobile Industries segment that were recorded in 2014. Impairment and restructuring charges for 2013 were primarily due to severance and related benefit costs of $6 million due to cost-reduction initiatives relating to reductions in headcount in the bearings and power transmission business and the recognition of severance and related benefits of $3 million related to the closure of the manufacturing facility in St. Thomas, Ontario, Canada (St. Thomas).

Pension Settlement Charges:

	2014	2013	$ Change
Pension settlement charges	$33.7	$7.2	$26.5
Pension settlement charges recorded in 2014 were primarily due to the settlement of approximately $110 million of the Company's pension obligations related to its defined benefit pension plan in the United States as a result of the lump sum distributions to new retirees and certain deferred vested plan participants in 2014. Pension settlement charges in 2013 primarily related to the settlement of pension obligations for the Company's Canadian defined pension plans as a result of the closure of the Company's manufacturing facility in St. Thomas.

Interest Income and (Expense):

	2014	2013	$ Change	% Change
Interest (expense)	$(28.7)	$(24.4)	$(4.3)	17.6%
Interest income	$4.4	$1.9	$2.5	131.6%
Interest expense for 2014 increased compared with 2013 primarily due to higher average debt and lower capitalized interest. Interest income increased for 2014 compared with 2013 primarily due to interest income recognized on the deferred payments related to the sale of the Company's former manufacturing site in Sao Paulo.

Other Income (Expense):

	2014	2013	$ Change	% Change
Gain on sale of real estate	$22.6	$5.4	$17.2	318.5%
Other income (expense), net	(2.7)	1.3	(4.0)	(307.7%)
Total	$19.9	$6.7	$13.2	197.0%
During 2014, the Company recognized a gain of $22.6 million, compared with $5.4 million in 2013, related to the sale of its former manufacturing site in Sao Paulo.

The Company reported other expense, net in 2014 compared with other income, net in 2013 primarily due to higher charitable donations in 2014. The Company also incurred higher foreign currency exchange rate changes in 2014 compared with 2013.

Income Tax Expense:

	2014	2013	$ Change	Change
Income tax expense	$54.7	$114.6	$(59.9)	(52.3%	)
Effective tax rate	26.8%	39.5%	—	(1,270) bps
The effective tax rate on pretax income for 2014 was favorable relative to the U.S. federal statutory rate primarily due to U.S. foreign tax credits, earnings in certain foreign jurisdictions where the effective tax rate was less than 35%, the U.S. manufacturing deduction, the U.S. research tax credit and certain discrete tax benefits. These factors were partially offset by U.S. taxation of foreign income, losses at certain foreign subsidiaries where no tax benefit could be recorded, non-deductible intangible asset impairment charges recorded in the Mobile Industries segment and U.S. state and local taxes.

The effective tax rate on pretax income for 2013 was unfavorable relative to the U.S. federal statutory rate primarily due to U.S. taxation of foreign income including cash repatriation, losses at certain foreign subsidiaries where no tax benefit could be recorded and U.S. state and local taxes. These factors were partially offset by earnings in certain foreign jurisdictions where the effective tax rate was less than 35%, U.S. foreign tax credits, the U.S. manufacturing deduction and certain discrete U.S. tax benefits.

The change in the effective tax rate in 2014 compared with 2013 was primarily due to lower U.S. taxation of foreign income, lower losses at certain foreign subsidiaries where no tax benefit could be recorded and lower U.S. state and local taxes, partially offset by lower U.S. foreign tax credits, lower U.S. manufacturing deduction, non-deductible intangible asset impairment charges recorded in the Mobile Industries segment and the net effect of other discrete items.

Discontinued Operations:

	2014	2013	$ Change	% Change
Net sales	$786.2	$1,305.8	$(519.6)	(39.8%	)
Income before income taxes	40.0	127.1	(87.1)	(68.5%	)
Income taxes	16.0	39.6	(23.6)	(59.6%	)
Operating results, net of tax	$24.0	$87.5	$(63.5)	(72.6%	)
On June 30, 2014, the Company completed the Spinoff. The operating results, net of tax, included one-time transaction costs in connection with the separation of the two companies of $57.1 million and $13.0 million during 2014 and 2013, respectively. These costs included consulting and professional fees associated with preparing for and executing the Spinoff, as well as lease cancellation fees.

BUSINESS SEGMENTS

The primary measurement used by management to measure the financial performance of each segment is EBIT. Refer to Note 16 - Segment Information in the Notes to the Consolidated Financial Statements for the reconciliation of EBIT by segment to consolidated income before income taxes.

The presentation of segment results below includes a reconciliation of the changes in net sales for each segment reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions made in 2014 and 2013 and changes in foreign currency exchange rate changes. The effects of acquisitions and foreign currency exchange rate changes on net sales are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period.

The following items highlight the Company's acquisitions and divestitures completed in 2014 and 2013:

•	During the fourth quarter of 2014, the Company acquired substantially all of the assets of Revolvo. Results for Revolvo are reported in the Process Industries segment.

•	During the second quarter of 2014, the Company acquired substantially all of the assets of Schulz. Results for Schulz are reported in the Process Industries segment.

•
During the second quarter of 2013, the Company completed the acquisition of Hamilton Gear Ltd., d/b/a Standard Machine (Standard Machine), as well as substantially all of the assets of Smith Services, Inc. (Smith Services). Results for Standard Machine and Smith Services are reported in the Process Industries segment.

•	During the first quarter of 2013, the Company completed the acquisition of Interlube Systems Ltd. (Interlube). Results for Interlube are reported in the Mobile Industries segment.

Mobile Industries Segment:

	2014	2013	$ Change	% Change
Net sales	$1,685.4	$1,775.8	$(90.4)	(5.1%)
EBIT	$65.6	$193.7	$(128.1)	(66.1%)
EBIT margin	3.9%	10.9%	—	(700) bps

	2014	2013	$ Change	% Change
Net sales	$1,685.4	$1,775.8	$(90.4)	(5.1%)
Less: Acquisitions	3.6	—	3.6	NM
Currency	(17.1)	—	(17.1)	NM
Net sales, excluding the impact of acquisitions and currency	$1,698.9	$1,775.8	$(76.9)	(4.3%)
The Mobile Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, decreased in 2014 compared with 2013, primarily due to lower volume of $80 million. The lower volume was primarily driven by a reduction in sales to the light vehicle sector due to planned program exits that concluded in 2013 of approximately $110 million and lower heavy truck and aerospace demand, partially offset by organic growth in the rail end market sector. EBIT decreased in 2014 compared with 2013, primarily due to the impact of the aerospace business impairment and restructuring charges of $125 million and the impact of lower sales volume and price/mix, including planned program exits of $37 million. These factors were partially offset by the sale of real estate in Sao Paulo of $23 million.

Process Industries Segment:

	2014	2013	$ Change	Change
Net sales	$1,390.8	$1,259.6	$131.2	10.4%
EBIT	$267.1	$189.3	$77.8	41.1%
EBIT margin	19.2%	15.0%	—	420	bps

	2014	2013	$ Change	% Change
Net sales	$1,390.8	$1,259.6	$131.2	10.4%
Less: Acquisitions	16.0	—	16.0	NM
Currency	(13.3)	—	(13.3)	NM
Net sales, excluding the impact of acquisitions and currency	$1,388.1	$1,259.6	$128.5	10.2%
The Process Industries segment’s net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, increased for 2014 compared with 2013, primarily due to an increase in volume of $121 million and favorable pricing of $5 million. The higher volume was primarily due to higher demand in the wind energy and industrial distribution end market sectors. EBIT in 2014 increased compared with 2013 primarily due to the impact of higher volume of $59 million and lower material and manufacturing costs of $39 million, partially offset by unfavorable price/mix of $10 million and higher selling, general and administrative expenses of $8 million.

Unallocated Corporate:

	2014	2013	$ Change	Change
Corporate expenses	$71.4	$70.4	$1.0	1.4%
Corporate expenses % to net sales	2.3%	2.3%	—	—
Corporate expenses increased in 2014 compared with 2013 primarily due to higher expense related to incentive compensation plans and foreign currency exchange rate changes, which were partially offset by cost-reduction initiatives.

THE BALANCE SHEETS

The following discussion is a comparison of the Consolidated Balance Sheets at December 31, 2015 and 2014.

On February 3, 2016, the Company furnished a Current Report on Form 8-K to the Securities and Exchange Commission that included an earnings release issued that same day reporting results for the fourth quarter and full year of 2015, which was furnished as Exhibit 99.1 thereto (the Earning Release). The Earnings Release reported: (a) accounts receivable of $447.0 million; (b) other assets of $128.9 million; (c) accrued expenses of $247.8 million; and (d) total shareholders' equity of $1,337.2 million as of December 31, 2015. The consolidated balance sheet in this Annual Report on Form 10-K reports (a) accounts receivable of $454.6 million; (b) other assets of $116.2 million; (c) accrued expenses of $255.4 million; and (d) total shareholders' equity of $1,324.5 million as of December 31, 2015. The changes reflect adjustments to (1) present offsetting items separately in the accounts receivable and accrued expenses accounts and (2) correct an entry between deferred tax assets and other comprehensive income, a component of shareholders' equity.

Current Assets:

	December 31,
	2015	2014	$ Change	% Change
Cash and cash equivalents	$129.6	$278.8	$(149.2)	(53.5%)
Restricted cash	0.2	15.3	(15.1)	(98.7%)
Accounts receivable, net	454.6	475.7	(21.1)	(4.4%)
Inventories, net	543.2	585.5	(42.3)	(7.2%)
Deferred income taxes	—	49.9	(49.9)	(100.0%)
Deferred charges and prepaid expenses	22.7	25.2	(2.5)	(9.9%)
Other current assets	56.1	51.5	4.6	8.9%
Total current assets	$1,206.4	$1,481.9	$(275.5)	(18.6%)

The reduction in cash and cash equivalents was primarily due to share repurchases and the acquisition of the Belts business. Refer to the Consolidated Statements of Cash Flows for further discussion of the change in cash and cash equivalents. Restricted cash decreased due to the closure of a pledged account for workers compensation. Accounts receivable, net, decreased as a result of foreign currency exchange rate changes and lower sales in December 2015 compared with December 2014, partially offset by the impact of current year acquisitions. Inventories, net, decreased as a result of foreign currency exchange rate changes and lower production volume, partially offset by the impact of current-year acquisitions. The change in deferred income taxes was the result of the reclassification to non-current deferred tax assets as a result of the adoption of Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes (ASU 2015-17), as of the year ended December 31, 2015.

Property, Plant and Equipment, Net:

	December 31,
	2015	2014	$ Change	% Change
Property, plant and equipment	$2,171.7	$2,164.1	$7.6	0.4%
Less: allowances for depreciation	(1,393.9)	(1,383.6)	(10.3)	(0.7%)
Property, plant and equipment, net	$777.8	$780.5	$(2.7)	(0.3%)
The change in property, plant and equipment, net, in 2015 was primarily due to current-year acquisitions, partially offset by the impact of foreign currency exchange rate changes.

Property, plant and equipment, net included a write-off of $9.7 million in 2015 due to the correction of an error.  Refer to Note 8 - Property, Plant and Equipment for additional information.

Other Assets:

	December 31,
	2015	2014	$ Change	% Change
Goodwill	$327.3	$259.5	$67.8	26.1%
Non-current pension assets	86.3	176.2	(89.9)	(51.0%)
Other intangible assets	271.3	239.8	31.5	13.1%
Deferred income taxes	65.9	11.2	54.7	NM
Other non-current assets	50.3	52.3	(2.0)	(3.8%)
Total other assets	$801.1	$739.0	$62.1	8.4%
The increase in goodwill was primarily due to the acquisition of the Belts business in the third quarter of 2015. The decrease in non-current pension assets was primarily due to the remeasurement of the Company's U.S. defined benefit pension plans as a result of the purchase of two group annuity contracts from Prudential, including the related premium, that requires Prudential to pay and administer future pension benefits for approximately 8,400 U.S. Timken retirees in the aggregate, partially offset by an increase in the discount rate to measure the underlying pension obligation. The increase in other intangible assets was primarily due to the acquisition of the Belts business in the third quarter of 2015, partially offset by current-year amortization expense. The increase in deferred income taxes was primarily due to the adoption of ASU 2015-17, as well as the impact of current year book-tax temporary differences including pension expense, partially offset by bonus depreciation and other items.

Current Liabilities:

	December 31,
	2015	2014	$ Change	% Change
Short-term debt	$62.0	$7.4	$54.6	NM
Current portion of long-term debt	15.1	0.6	14.5	NM
Accounts payable	159.7	143.9	15.8	11.0%
Salaries, wages and benefits	102.3	146.7	(44.4)	(30.3%)
Income taxes payable	13.1	80.2	(67.1)	(83.7%)
Other current liabilities	153.1	155.0	(1.9)	(1.2%)
Total current liabilities	$505.3	$533.8	$(28.5)	(5.3%)
The increase in short-term debt was primarily due to net borrowings of $49 million under the Accounts Receivable Facility and additional borrowings under foreign lines of credit of $6 million. The increase in current portion of long-term debt was primarily due to the reclassification of $15 million of the fixed rate medium-term notes maturing in the third quarter of 2016. The increase in accounts payable was due primarily to higher days outstanding driven by the Company's initiative to extend payment terms with its suppliers. The decrease in accrued salaries, wages and benefits was the result of the impact of fewer associates on the payroll at the end of 2015 as a result of cost reduction initiatives, partially offset by lower accruals for 2015 performance-based compensation compared with 2014. The decrease in income taxes payable was primarily due to the reclassification of uncertain tax positions to a non-current income taxes payable and income tax payments, partially offset by the current tax provision for 2015.

Non-Current Liabilities:

	December 31,
	2015	2014	$ Change	% Change
Long-term debt	$580.6	$522.1	$58.5	11.2%
Accrued pension cost	146.9	165.9	(19.0)	(11.5%)
Accrued postretirement benefits cost	136.1	141.8	(5.7)	(4.0%)
Deferred income taxes	3.6	4.1	(0.5)	(12.2%)
Other non-current liabilities	68.2	44.6	23.6	52.9%
Total non-current liabilities	$935.4	$878.5	$56.9	6.5%
The increase in long-term debt was due to borrowings of $265.7 million under the Senior Credit Facility, partially offset by payments of $190.6 million and the effect of the reclassification of $15 million of the fixed rate medium-term notes maturing in the third quarter of 2016 to current liabilities. The decrease in accrued pension cost during 2015 was primarily due to pension contributions of $10.6 million and a decrease of $8.0 million as a result of an increase in the discount rate used to measure the pension obligation. The increase in other non-current liabilities during 2015 was primarily due to a reclassification of $31.0 million from current income taxes payable to non-current income taxes payable, partially offset by a $5.3 million decrease in long-term incentive compensation accruals.

Shareholders’ Equity:

	December 31,
	2015	2014	$ Change	% Change
Common stock	$958.2	$952.5	$5.7	0.6%
Earnings invested in the business	1,457.6	1,615.4	(157.8)	(9.8%)
Accumulated other comprehensive loss	(287.0)	(482.5)	195.5	(40.5%)
Treasury shares	(804.3)	(509.2)	(295.1)	(58.0%)
Noncontrolling interest	20.1	12.9	7.2	55.8%
Total equity	$1,344.6	$1,589.1	$(244.5)	(15.4%)
Earnings invested in the business in 2015 decreased by the net loss attributable to the Company of $70.8 million and dividends declared of $87.0 million. The decrease in accumulated other comprehensive loss was primarily due to a pension and post-retirement liability adjustment of $265.9 million after tax, partially offset by a $71.5 million decrease in foreign currency translation. The pension and post-retirement liability adjustment was primarily due to pension settlement charges (including the premiums paid), net of the increase in the discount rate to measure the underlying pension obligation. The foreign currency translation adjustments were due to the strengthening of the U.S. dollar relative to most foreign currencies, including Brazilian Real, Canadian Dollar, Chinese Renminbi, Romanian Leu and British Pound. See "Other Matters - Foreign Currency" for further discussion regarding the impact of foreign currency translation. The increase in treasury shares was primarily due to the Company's purchase of 8.6 million of its common shares for $309.7 million in 2015, partially offset by net shares issued for stock compensation plans during 2015.

CASH FLOWS

	2015	2014	$ Change
Net cash provided by operating activities - continuing operations	$374.8	$281.5	$93.3
Net cash provided by operating activities - discontinued operations	—	25.5	(25.5)
Net cash provided by operating activities	374.8	307.0	67.8
Net cash used by investing activities - continuing operations	(265.2)	(117.7)	(147.5)
Net cash used by investing activities - discontinued operations	—	(77.0)	77.0
Net cash used by investing activities	(265.2)	(194.7)	(70.5)
Net cash used by financing activities - continuing operations	(241.6)	(302.2)	60.6
Net cash provided by financing activities - discontinued operations	—	100.0	(100.0)
Net cash used by financing activities	(241.6)	(202.2)	(39.4)
Effect of exchange rate changes on cash	(17.2)	(15.9)	(1.3)
Decrease in cash and cash equivalents	$(149.2)	$(105.8)	$(43.4)
Operating activities from continuing operations provided net cash of $374.8 million in 2015, after providing net cash of $281.5 million in 2014. The increase was primarily due to the net favorable change in working capital items of $89.7 million from 2014 to 2015.

The following chart displays the impact of working capital items on cash during 2015 and 2014, respectively:

	2015	2014	$ Change
Cash provided (used):
Accounts receivable	$11.9	$(48.3)	$60.2
Inventories	52.8	(26.8)	79.6
Trade accounts payable	11.6	8.0	3.6
Other accrued expenses	(51.5)	2.2	(53.7)
Increase (decrease) in cash provided (used) for working capital items	$24.8	$(64.9)	$89.7
Net cash from continuing operations used by investing activities of $265.2 million in 2015 increased from the same period in 2014 primarily due to a $191.6 million increase in cash used for acquisitions, partially offset by a $38.8 million increase in cash provided from divestitures.

Net cash from continuing operations used by financing activities was $241.6 million in 2015, compared with $302.2 million in 2014. The decrease in cash used by financing activities was primarily due to an increase in net borrowings, a decrease in restricted cash, partially offset by higher total cost of purchases of the Company's common shares during 2015 compared with 2014 and lower net proceeds from the exercise of options. In addition, there was a transfer of cash to TimkenSteel as part of the Spinoff in 2014.

The following chart displays the factors impacting cash from financing activities during 2015 and 2014, respectively:

	2015	2014	$ Change
Net borrowings	$130.1	$85.7	$44.4
Cash transferred to TimkenSteel Corporation	—	(46.5)	46.5
Purchase of treasury shares	(309.7)	(270.9)	(38.8)
Proceeds from exercise of stock options	4.1	16.8	(12.7)
Decrease in restricted cash	14.8	—	14.8
Cash dividends paid to shareholders	(87.0)	(90.3)	3.3
Other	6.1	3.0	3.1
Decrease in cash used for financing activities	$(241.6)	$(302.2)	$60.6

LIQUIDITY AND CAPITAL RESOURCES

Total debt was $657.7 million and $530.1 million at December 31, 2015 and 2014, respectively. Debt exceeded cash and cash equivalents by $527.9 million and $236.0 million at December 31, 2015 and 2014, respectively. The ratio of net debt to capital was 28.2% and 12.9% at December 31, 2015 and 2014, respectively.

Reconciliation of total debt to net debt and the ratio of net debt to capital:

Net Debt:

	December 31,
	2015	2014
Short-term debt	$62.0	$7.4
Current portion of long-term debt	15.1	0.6
Long-term debt	580.6	522.1
Total debt	$657.7	$530.1
Less: Cash and cash equivalents	129.6	278.8
Restricted cash	0.2	15.3
Net debt	$527.9	$236.0

Ratio of Net Debt to Capital:

	December 31,
	2015	2014
Net debt	$527.9	$236.0
Total equity	1,344.6	1,589.1
Capital (net debt + total equity)	$1,872.5	$1,825.1
Ratio of net debt to capital	28.2%	12.9%
The Company presents net debt because it believes net debt is more representative of the Company's financial position than total debt due to the amount of cash and cash equivalents held by the Company.

At December 31, 2015, approximately $123 million, or over 90%, of the Company's cash and cash equivalents resided in jurisdictions outside the United States. It is the Company's practice to use available cash in the United States to pay down short term debt drawn on its Senior Credit Facility or Accounts Receivable Facility, in order to minimize total interest expense. As a result, the majority of the Company's cash on hand was outside the United States. Repatriation of these funds to the United States could be subject to domestic and foreign taxes and some portion may be subject to governmental restrictions. Part of the Company's strategy is to grow in attractive market sectors, many of which are outside the United States. This strategy may include making investments in facilities and equipment and potential new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments when possible.

The Company has a $100 million Accounts Receivable Facility that matures on November 30, 2018. The Accounts Receivable Facility is subject to certain borrowing base limitations and is secured by certain domestic accounts receivable of the Company. As of December 31, 2015, the Company had $49.0 million in outstanding borrowings, at an interest rate of 1.05%. There was $5.6 million of additional borrowing capacity available under the Accounts Receivable Facility at December 31, 2015.

The Company has a $500.0 million Senior Credit Facility that matures on June 19, 2020. At December 31, 2015, the Company had $75.2 million of outstanding borrowings under the Senior Credit Facility and had zero letters of credit outstanding, which reduced the availability under the Senior Credit Facility to $424.8 million. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At December 31, 2015, the Company was in full compliance with the covenants under the Senior Credit Facility. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0 (3.75 to 1.0 for a limited period up to four quarters following an acquisition with a purchase price of $200 million or greater). As of December 31, 2015, the Company’s consolidated leverage ratio was 1.44 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0. As of December 31, 2015, the Company’s consolidated interest coverage ratio was 14.86 to 1.0.

The interest rate under the Senior Credit Facility is based on the Company’s debt rating. In addition, the Company pays a facility fee based on the consolidated leverage ratio multiplied by the aggregate commitments of all of the lenders under the Senior Credit Facility. The Senior Credit Facility has an interest rate of 1.45% as of December 31, 2015.

Other sources of liquidity include short-term and long-term lines of credit for certain of the Company’s foreign subsidiaries, which provide for borrowings up to $217.9 million in the aggregate. The majority of these lines are uncommitted. At December 31, 2015, the Company had borrowings outstanding of $13.0 million and guarantees of $4.4 million, which reduced the availability under these facilities to $200.5 million.

The Company expects that any cash requirements in excess of cash on hand will be met by the committed funds available under its Accounts Receivable Facility and the Senior Credit Facility. Management believes it has sufficient liquidity to meet its obligations through at least the term of the Senior Credit Facility.

The Company expects to remain in compliance with its debt covenants. However, the Company may need to limit its borrowings under the Senior Credit Facility or other facilities in order to remain in compliance. As of December 31, 2015, the Company could have borrowed the full amounts available under the Senior Credit Facility and Accounts Receivable Facility, and would have still been in compliance with its debt covenants.

In August 2014, the Company issued $350 million of fixed-rate unsecured notes that mature in September 2024 (the 2024 Notes). The Company used a portion of the net proceeds from this issuance to repay the $250 million of fixed-rated unsecured notes that matured on September 15, 2014.

The Company expects to generate cash from continuing operations of approximately $300 million in 2016, a decrease of approximately $75 million, or 20%, compared with 2015, as the Company anticipates lower income, excluding non-cash impairment and pension settlement charges. Pension contributions are expected to be approximately $15.0 million in 2016, compared with $10.8 million in 2015. The Company expects capital expenditures of approximately 4.5% of sales in 2016, compared with 3.7% of sales in 2015.

CONTRACTUAL OBLIGATIONS

The Company’s contractual debt obligations and contractual commitments outstanding as of December 31, 2015 were as follows:

Payments due by period:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Interest payments	$248.0	$26.4	$49.0	$48.3	$124.3
Long-term debt, including current portion	595.7	15.1	80.2	—	500.4
Short-term debt	62.0	62.0	—	—	—
Operating leases	142.2	35.1	53.9	39.2	14.0
Purchase commitments	19.2	12.8	6.4	—	—
Retirement benefits	297.3	29.2	47.9	77.6	142.6
Total	$1,364.4	$180.6	$237.4	$165.1	$781.3
The interest payments beyond five years primarily relate to medium-term notes. Refer to Note 10 - Financing Arrangements for additional information.
Purchase commitments are defined as an agreement to purchase goods or services that are enforceable and legally binding on the Company. Included in purchase commitments above are certain obligations related to take or pay contracts, capital commitments, service agreements and utilities. Many of these commitments relate to take or pay contracts, in which the Company guarantees payment to ensure availability of products or services. These purchase commitments do not represent the entire anticipated purchases in the future, but represent only those items that the Company is contractually obligated to purchase. The majority of the products and services purchased by the Company are purchased as needed, with no commitment.

In order to maintain minimum funding requirements, the Company is required to make contributions to the trusts established for its defined benefit pension plans and other postretirement benefit plans. The table above shows the expected future minimum cash contributions to the trusts for the funded plans as well as estimated future benefit payments to participants for the unfunded plans.  Those minimum funding requirements and estimated benefit payments can vary significantly. The amounts in the table above are based on actuarial estimates using current assumptions for, among other things, discount rates, expected return on assets and health care cost trend rates. See Note 14 - Retirement Benefit Plans and Note 15 - Postretirement Benefit Plans to our consolidated financial statements for additional information on retirement benefit plans and other postretirement benefit plans.
During 2015, the Company made cash contributions of approximately $10.8 million to its global defined benefit pension plans. The Company currently expects to make contributions to its global defined benefit pension plans totaling approximately $15 million in 2016. Returns for the Company’s global defined benefit pension plan assets in 2015 were 0.61%, below the expected rate of return of 6.0% predominantly due to decreases in the long duration fixed-income markets. The lower returns negatively impacted the funded status of the plans at the end of 2015. However, due to the Company's pension de-risking activities, as well as a 49 basis points increase in discount rates used to measure the Company's defined benefit pension obligations, the lower returns were largely offset and the Company expects lower pension expense, excluding pension settlement charges in future years. Refer to Note 14 - Retirement Benefit Plans and Note 15 - Postretirement Benefit Plans in the Notes to the Consolidated Financial Statements for additional information.

As disclosed in Note 11 – Contingencies and Note 17 – Income Taxes in the Notes to the Consolidated Financial Statements, the Company has exposure for certain legal and tax matters.

As of December 31, 2015, the Company had approximately $51.3 million of total gross unrecognized tax benefits. The Company anticipates a decrease in its unrecognized tax positions of $35 million to $40 million during the next 12 months. The anticipated decrease is primarily due to settlements with tax authorities. Future tax positions are not known at this time and therefore not included in the above summary of the Company’s fixed contractual obligations. Refer to Note 17 – Income Taxes in the Notes to the Consolidated Financial Statements for additional information.

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

Revenue recognition:
The Company generally recognizes revenue when title passes to the customer. This occurs at the shipping point except for goods sold by certain foreign entities and certain exported goods, where title passes when the goods reach their destination. Selling prices are fixed based on purchase orders or contractual arrangements. Shipping and handling costs billed to customers are included in net sales and the related costs are included in cost of products sold in the Consolidated Statements of Income.

The Company recognizes a portion of its revenues on the percentage of completion method measured on the cost-to-cost basis. In 2015, 2014 and 2013, the Company recognized approximately $66 million, $50 million and $55 million, respectively, in net sales under the percentage-of-completion method.

Inventory:
Inventories are valued at the lower of cost or market, with approximately 53% valued by the first-in, first-out (FIFO) method and the remaining 47% valued by the last-in, first-out (LIFO) method. The majority of the Company’s domestic inventories are valued by the LIFO method, and all of the Company’s international inventories are valued by the FIFO method. An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. The Company recognized a decrease in its LIFO reserve of $11.6 million during 2015 compared with an increase in its LIFO reserve of $0.4 million during 2014.

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

The goodwill impairment analysis is a two-step process. Step one compares the carrying amount of the reporting unit to its estimated fair value. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, step two is performed, where the reporting unit’s carrying value of goodwill is compared with the implied fair value of goodwill. To the extent that the carrying value of goodwill exceeds the implied fair value of goodwill, impairment exists and must be recognized.

The Company reviews goodwill for impairment at the reporting unit level. The Mobile Industries segment has three reporting units and the Process Industries segment has two reporting units. The reporting units within the Mobile Industries segment are Mobile Industries, Aerospace Transmissions and Aerospace Aftermarket. The reporting units within the Process Industries segment are Process Industries and Industrial Services.

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

The income approach requires several assumptions including future sales growth, EBIT (earnings before interest and taxes) margins and capital expenditures. The Company’s reporting units each provide their forecast of results for the next three years. These forecasts are the basis for the information used in the discounted cash flow model. The discounted cash flow model also requires the use of a discount rate and a terminal revenue growth rate (the revenue growth rate for the period beyond the three years forecasted by the reporting units), as well as projections of future operating margins (for the period beyond the forecasted three years). During the fourth quarter of 2015, the Company used a discount rate for its reporting units of 9.0% to 12.5% and a terminal revenue growth rate of 1% to 3%.

The market approach requires several assumptions including sales and EBITDA (earnings before interest, taxes, depreciation and amortization) multiples for comparable companies that operate in the same markets as the Company’s reporting units. During the fourth quarter of 2015, the Company used sales multiples of 0.60 to 2.55 for its reporting units. During the fourth quarter of 2015, the Company used EBITDA multiples of 6.0 to 9.5 for its reporting units.

As of December 31, 2015, the Company had $327.3 million of goodwill on its Consolidated Balance Sheet, of which $97.0 million was attributable to the Mobile Industries segment and $230.3 million was attributable to the Process Industries segment. See Note 9 - Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements for the carrying amount of goodwill by segment.

The fair value of the Aerospace Transmission reporting unit was $96.0 million, compared with their carrying value of $88.3 million. The fair value of the other reporting units exceeded its carrying value by a significant amount. As a result, the Company did not recognize any goodwill impairment charges during the fourth quarter of 2015.

A 30 basis point increase in the discount rate would have resulted in the Aerospace Transmission reporting unit failing step one of the goodwill impairment analysis, which would have required the completion of step two of the goodwill impairment analysis to arrive at a potential goodwill impairment loss. A 3.9% decline in projected cash flows would have caused the Aerospace Transmission reporting unit to fail and the fair value would have still exceeded its carrying value.

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

Income taxes:
The Company, which is subject to income taxes in the United States and numerous non-U.S. jurisdictions, accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.”  Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The Company records valuation allowances against deferred tax assets by tax jurisdiction when it is more likely than not that such assets will not be realized. In determining the need for a valuation allowance, the historical and projected financial performance of the entity recording the net deferred tax asset is considered along with any other pertinent information. Deferred tax assets relate primarily to pension and post-retirement benefit obligations in the United States, which the Company believes are more likely than not to result in future tax benefits. In 2015, the company recorded $34.7M of tax benefit related to the reversal of valuation allowances. See Note 17 - Income Taxes in the Notes to Consolidated Financial Statements for further discussion on the valuation allowance reversals.

In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate income tax determination is uncertain. The Company is regularly under audit by tax authorities. Accruals for uncertain tax positions are provided for in accordance with the requirements of ASC Topic 740. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense. In 2015, the company recorded $5.9M of net tax benefits related to uncertain tax positions. The company recorded tax benefits of $18.6M related to settlements with tax authorities and reduction in prior year reserves and $12.7M of tax expense related to current and prior year tax positions and interest expense. See Note 17 - Income Taxes in the Notes to Consolidated Financial Statements for further discussion on the uncertain tax positions reserve reversals.

Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, valuation allowances against deferred tax assets, and accruals for uncertain tax positions.

Benefit Plans:
The Company sponsors a number of defined benefit pension plans that cover eligible associates. The Company also sponsors several funded and unfunded post-retirement plans that provide health care and life insurance benefits for eligible retirees and their dependents. These plans are accounted for in accordance with ASC Topic 715-30, "Defined Benefit Plans – Pension," and ASC Topic 715-60, "Defined Benefit Plans – Other Postretirement."

The measurement of liabilities related to these plans is based on management's assumptions related to future events, including discount rates, rates of return on pension plan assets, rates of compensation increases and health care cost trend rates. Management regularly evaluates these assumptions and adjusts them as required and appropriate. Other plan assumptions are also reviewed on a regular basis to reflect recent experience and the Company's future expectations. Actual experience that differs from these assumptions may affect future liquidity, expense and the overall financial position of the Company. While the Company believes that current assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect the Company's pension and other post-retirement employee benefit obligations and its future expense and cash flow.

The discount rate is used to calculate the present value of expected future pension and post-retirement cash flows as of the measurement date. The Company establishes the discount rate by constructing a notional portfolio of high-quality corporate bonds and matching the coupon payments and bond maturities to projected benefit payments under the Company's pension and post-retirement welfare plans. The bonds included in the portfolio are generally non-callable. A lower discount rate will result in a higher benefit obligation; conversely, a higher discount rate will result in a lower benefit obligation. The discount rate is also used to calculate the annual interest cost, which is a component of net periodic benefit cost.

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

Defined Benefit Pension Plans:
The Company recognized net periodic benefit cost of $497.8 million in 2015 for defined benefit pension plans compared with $54.6 million in 2014. The increase in net periodic cost was primarily due to higher pension settlement charges and lower expected return on plan assets, partially offset by lower interest costs and lower amortization of net actuarial losses. The increase in pension settlement charges was primarily due to the Company entering into two agreements pursuant to which two of the Company's U.S. defined benefit pension plans purchased group annuity contracts from Prudential. The two group annuity contracts require Prudential to pay and administer future pension benefits for approximately 8,400 U.S. Timken retirees in the aggregate. The Company transferred a total of approximately $1.1 billion of its pension obligations and a total of approximately $1.2 billion of pension assets to Prudential in these transactions. In addition to the purchase of the group annuity contracts, the Company made lump-sum distributions of $37.3 million to new retirees in the United States. The Company also entered into an agreement pursuant to which one of the Company's Canadian defined benefit pension plans purchased a group annuity contract from Canada Life Assurance Company of Canada (Canada Life). The group annuity contract requires Canada Life to pay and administer future pension benefits for approximately 40 Canadian retirees. As a result of the group annuity contracts and lump-sum distributions, as well as pension settlement and curtailment charges related to the Company's Canadian pension plans, the Company incurred total pension settlement and curtailment charges of $465.0 million, including professional fees of $2.6 million, in 2015. In 2014, the Company incurred pension settlement charges of $33.5 million as a result of lump sum distributions in 2014 for retirees and a special lump sum offering to certain deferred vested participants.

The lower expected return from plan assets for 2015, compared with 2014, was primarily due to the impact of a 125 basis point reduction in the expected rate of return on pension plan assets, as well as the impact of lower pension plan assets as a result of the purchase of the group annuity contracts. The decrease in the expected rate of return was due to the Company's move to a higher level of fixed income debt securities and a lower level of equity securities to maintain its overfunded status on U.S. pension plans. The lower interest costs were primarily due to lower defined benefit pension obligations as a result of the purchase of the group annuity contracts in 2015, and the lower amortization of net actuarial losses was due primarily to the recognition of pension settlement charges, which reduced the amount of net actuarial losses to be amortized. Net actuarial losses are generally amortized over the average remaining service period of participants in the defined benefit pension plans. Refer to Note 1 - Significant Accounting Policies for additional information on the amortization of actuarial gains and losses.

In 2016, the Company expects net periodic benefit cost to decrease to approximately $52 million for defined benefit pension plans. The expected decrease is primarily due to lower pension settlement charges, lower interest costs and lower amortization of net actuarial losses, partially offset by lower expected return on plan assets. Pension settlement charges are expected to decrease approximately $440 million as the Company expects to incur pension settlement charges of approximately $25 million in 2016, compared with $465.0 million in 2015. Interest costs are expected to decrease in 2016, compared with 2015, primarily due to a decrease in the Company's defined benefit pension obligations as a result of the purchase of the group annuity contracts in 2015. Amortization of actuarial losses is expected to decrease as a result of the impact of the pension settlement charges that were recorded in 2015. The expected return on plan assets is expected to decrease as a result of lower pension assets due to the purchase of the group annuity contracts in 2015 and a lower expected rate of return.

The Company expects to contribute approximately $15 million to its defined benefit pension plans in 2016 compared with $10.8 million in 2015.

The following table below presents a reconciliation of the cumulative net actuarial losses at December 31, 2012 and the cumulative net actuarial losses at December 31, 2015:

Net actuarial losses at December 31, 2012		$1,489.4

Plus/minus actuarial (gains) and losses recognized:
Net actuarial gains recognized in 2013	$(376.3)
Net actuarial losses recognized in 2014	161.2
Net actuarial losses recognized in 2015	89.5
		(125.6)
Minus amortization of net actuarial losses:
Amortization of net actuarial losses in 2013	$(116.8)
Amortization of net actuarial losses in 2014	(60.9)
Amortization of net actuarial losses in 2015	(36.3)
		(214.0)
Settlement charges recognized in 2013		(7.2)
Settlement charges recognized in 2014		(33.5)
Settlement charges recognized in 2015		(461.2)
Curtailment loss recognized in 2015		(0.6)
Spinoff of TimkenSteel		(347.4)
Foreign currency impact		(19.2)
Net actuarial losses at December 31, 2015		$280.7

During the period between December 31, 2012 and December 31, 2015, net actuarial losses decreased by $1.2 billion. This decrease included $501.9 million of pension settlement charges, representing an acceleration of previously recognized net actuarial gains and losses, the spinoff of TimkenSteel of $347.4 million, the amortization of actuarial losses of $214.0 million and net actuarial gains totaling $125.6 million recognized for defined benefit pension plans.

The net actuarial gains primarily occurred in 2013, offset by losses in 2014 and 2015. In 2013, the net actuarial gain of $376.3 million was primarily due to a 102 basis point increase in the Company's discount rate used to measure its defined benefit pension obligations. The change in the discount rate accounted for approximately $320 million of the net actuarial gain. In addition to the change in the discount rate, higher than expected asset returns of approximately $100 million (a net asset gain of $334.0 million on actual assets in 2013, or positive 10.8% on pension plan assets of $3.3 billion, compared with an expected return of $232.0 million, or 8.0%, in 2013). The remaining portion of the net actuarial gain for 2013 was due to other changes in actuarial assumptions.

In 2014, the net actuarial loss of $161.2 million was primarily due to an 82 basis point reduction in the Company's discount rate used to measure its defined benefit pension obligations, as well as the impact of adopting the new RP-2014 mortality tables for pension obligations. The change in the discount rate accounted for approximately $226 million of the net actuarial loss, and the change due to the adoption of the new RP-2014 mortality tables accounted for approximately $59 million. Net actuarial losses as a result of the discount rate and the adoption of the new mortality tables were partially offset by higher than expected asset returns of approximately $117 million (a net asset gain of $292.7 million on actual assets in 2014, or positive 11.2% on pension plan assets of $2.1 billion, compared with an expected return of $175.7 million, or 7.25%, in 2014). The remaining portion of the net actuarial loss for 2014 was due to other changes in actuarial assumptions.

In 2015, the net actuarial loss of $89.5 million was primarily due to the amount of the premium of $116.1 million paid to Prudential (the difference between the pension assets transferred to Prudential and the pension obligations transferred to Prudential) in connection with the purchase of the group annuity contracts in 2015, as well as lower than expected asset returns of $51.8 million (a net asset gain of $27.5 million on actual assets in 2015, or a positive 1.3% on pension assets of $858.3 million, compared with an expected return of $79.3 million, or 6.0%, in 2015). These items were partially offset by a 50 basis point increase in the Company's discount rate used to measure its defined benefit pension obligations. The change in the discount rate accounted for $56.1 million. The remaining portion of the net actuarial loss for 2015 was due to other changes in actuarial assumptions.

During the period between December 31, 2012 and December 31, 2015, the Company contributed a total of $152.6 million to its global defined benefit pension plans, of which approximately $105.0 million was discretionary. As discussed above, the Company expects to contribute approximately $15 million to its global defined benefit pension plans in 2016. Despite the net actuarial losses recorded for the period between December 31, 2012 and December 31, 2015, only approximately $11 million of contributions were required in 2015. The contributions over the last three years, as well as favorable returns on pension assets, have contributed to the Company's U.S. defined benefit pension plans being overfunded and a lower requirement for the Company to contribute to its defined benefit pension plans. The effect of actuarial losses on future earnings and operating cash flow, as well as a higher discount rate to measure the Company's pension obligations, is expected to be favorable in 2016, compared with 2015.
For expense purposes in 2015, the Company applied a discount rate of 4.20% for one month and a discount rate of 3.98% for eleven months for one of its U.S. defined benefit pension plans due to the remeasurement of the defined benefit pension plan as a result of the purchase of a group annuity contract in January 2015. For expense purposes in 2015, the Company applied a discount rate of 4.20% for eleven months and a discount rate of 4.64% for one month for another of its U.S. defined benefit pension plans as a result of a remeasurement of the defined benefit pension plan as a result of the purchase of a group annuity contract in November 2015. For expense purposes in 2016, the Company will apply a discount rate of 4.69% to its U.S. defined benefit pension plans.
For expense purposes in 2015, the Company applied an expected rate of return of 6.00% for the Company’s U.S. pension plan assets. For expense purposes in 2016, the Company will apply an expected rate of return on plan assets of 5.75%. The reduction in expected rate of return on plan assets is due to the Company's move to a greater investment in fixed-income debt securities and a reduction in equity securities in an effort to de-risk the pension assets and maintain its overfunded status on U.S. pension plans.

The following table presents the sensitivity of the Company's U.S. projected pension benefit obligation (PBO), total equity and 2016 expense to the indicated increase/decrease in key assumptions:

		+ / - Change at December 31, 2015
	Change	PBO	Equity	2016 Expense
Assumption:
Discount rate	+/- 0.25%	$21.1	$21.1	$1.9
Actual return on plan assets	+/- 0.25%	N/A	1.3	—
Expected return on assets	+/- 0.25%	N/A	N/A	1.2

In the table above, a 25 basis point decrease in the discount rate will increase the PBO by $21.1 million and decrease total equity by $21.1 million. The change in equity in the table above is reflected on a pre-tax basis. Defined benefit pension plans in the United States represent 64% of the Company's benefit obligation and 65% of the fair value of the Company's plan assets at December 31, 2015. The Company uses a combined U.S. federal and state statutory rate of approximately 37% to calculate the after tax impact on equity for U.S. plans.  The Company uses the local statutory tax rate in effect to calculate the after tax impact on equity for all remaining non-U.S. plans.  For some non-U.S. plans, a valuation allowance has been recorded against the tax benefits recorded in equity and, therefore, no tax benefits are recognized on an after tax basis.

Postretirement Benefit Plans:
The Company recognized net periodic benefit cost of $5.1 million in 2015 for postretirement benefit plans, compared with $7.4 million in 2014. The decrease was primarily due to lower interest costs, partially offset by a higher expected return on plan assets. The lower interest costs were primarily due to a 64 basis point decrease in the Company's discount rate for expense purposes from 4.59% for 2014 to 3.95% for 2015. The higher expected return on plan assets for 2015 was primarily due to a 125 basis point increase in the expected return on VEBA assets.

In 2016, the Company expects net periodic benefit cost to increase slightly to $5.3 million for post-retirement benefit plans. The expected increase is primarily due to a lower expected return on plan assets of $0.5 million, partially offset by lower interest costs of $0.4 million. The lower expected return on plan assets was primarily due to a 25 basis point decrease in the expected rate of return for 2016. The expected decrease in interest costs was primarily due to lower accumulated benefit obligation.

For expense purposes in 2015, the Company applied a discount rate of 3.95% for 2015 to its post-retirement benefit plans. For expense purposes in 2016, the Company will apply a discount rate of 4.39% to its post-retirement benefit plans. For expense purposes in 2015, the Company applied an expected rate of return of 6.25% to the Voluntary Employee Beneficiary Association (VEBA) trust assets. For expense purposes in 2016, the Company will apply an expected rate of return of 6.00% to the VEBA trust assets.

The following table presents the sensitivity of the Company's accumulated other post-retirement benefit obligation (ABO), total equity and 2016 expense to the indicated increase/decrease in key assumptions:

		+ / - Change at December 31, 2015
	Change	ABO	Equity	2016 Expense
Assumption:
Discount rate	+/- 0.25%	$4.6	$4.6	$0.4
Actual return on plan assets	+/- 0.25%	N/A	0.3	—
Expected return on assets	+/- 0.25%	N/A	N/A	0.3

In the table above, a 25 basis point decrease in the discount rate will increase the ABO by $4.6 million and decrease equity by $4.6 million. The change in total equity in the table above is reflected on a pre-tax basis.

For measurement purposes for post-retirement benefits, the Company assumed a weighted-average annual rate of increase in per capita cost (health care cost trend rate) for medical and prescription drug benefits of 6.75% for 2016, declining steadily for the next seven years to 5.0%; and 8.75% for HMO benefits for 2016, declining gradually for the next 15 years to 5.0%.  The assumed health care cost trend rate may have a significant effect on the amounts reported.  A one percentage point increase in the assumed health care cost trend rate would have increased the 2015 total service and interest cost components by $0.3 million and would have increased the post-retirement obligation by $6.4 million.  A one percentage point decrease would provide corresponding reductions of $0.3 million and $5.7 million, respectively.

Other loss reserves:
The Company has a number of loss exposures that are incurred in the ordinary course of business such as environmental claims, product liability, product warranty, litigation and accounts receivable reserves. Establishing loss reserves for these matters requires management’s judgment with regards to estimating risk exposure and ultimate liability or realization. These loss reserves are reviewed periodically and adjustments are made to reflect the most recent facts and circumstances.

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

The Company recognized a foreign currency exchange loss resulting from transactions of $0.3 million, $9.9 million and $9.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. For the year ended December 31, 2015, the Company recorded a negative non-cash foreign currency translation adjustment of $71.5 million that decreased shareholders’ equity, compared with a negative non-cash foreign currency translation adjustment of $41.3 million that decreased shareholders’ equity for the year ended December 31, 2014. The foreign currency translation adjustments for the year ended December 31, 2015 were negatively impacted by the strengthening of the U.S. dollar relative to most other currencies.

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

U.S. Continued Dumping and Subsidy Offset Act (CDSOA):
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

U.S. Customs began distributing the withheld funds to affected domestic producers in early April 2012.  In April 2012, the Company received CDSOA distributions for amounts originally withheld from 2006 through 2010.

While some of the challenges to CDSOA have been resolved, others are still in litigation.  Since there continue to be legal challenges to CDSOA, U.S. Customs has advised all affected domestic producers that it is possible that CDSOA distributions could be subject to clawback.  Management of the Company believes that the likelihood of clawback is remote.

Quarterly Dividend:
On February 12, 2016, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per common share. The quarterly dividend will be paid on March 3, 2016 to shareholders of record as of February 23, 2016. This will be the 375th consecutive dividend paid on the common shares of the Company.

Forward-Looking Statements
Certain statements set forth in this Annual Report on Form 10-K and in the Company’s 2015 Annual Report to Shareholders (including the Company’s forecasts, beliefs and expectations) that are not historical in nature are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management’s Discussion and Analysis on pages 18 through 47 contains numerous forward-looking statements. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “outlook,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. The Company cautions readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of the Company due to a variety of factors, such as:

(a)
deterioration in world economic conditions, or in economic conditions in any of the geographic regions in which the Company or its customers or suppliers conducts business, including additional adverse effects from the global economic slowdown, terrorism or hostilities. This includes: political risks associated with the potential instability of governments and legal systems in countries in which the Company, its customers or suppliers conduct business, and changes in currency valuations;

(b)
the effects of fluctuations in customer demand on sales, product mix and prices in the industries in which the Company operates. This includes: the ability of the Company to respond to rapid changes in customer demand, the effects of customer bankruptcies or liquidations, the impact of changes in industrial business cycles, and whether conditions of fair trade continue in the U.S. markets;

(c)
competitive factors, including changes in market penetration, increasing price competition by existing or new foreign and domestic competitors, the introduction of new products by existing and new competitors, and new technology that may impact the way the Company’s products are produced, sold or distributed;

(d)
changes in operating costs. This includes: the effect of changes in the Company’s manufacturing processes; changes in costs associated with varying levels of operations and manufacturing capacity; availability and cost of raw materials; changes in the expected costs associated with product warranty claims; changes resulting from inventory management and cost reduction initiatives; the effects of unplanned plant shutdowns; and changes in the cost of labor and benefits;

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

(g)
changes in worldwide capital markets, including availability of financing and interest rates on satisfactory terms, which affect: the Company’s cost of funds and/or ability to raise capital; and the ability of customers to obtain financing to purchase the Company’s products or equipment that contain the Company’s products;

(h)	the impact on the Company's pension obligations due to changes in interest rates, investment performance, changes in law or regulation, and other tactics designed to reduce risk;

(i)	retention of CDSOA distributions;

(j)
the Company's ability to avoid any indemnification liabilities entered into with TimkenSteel in connection with the Spinoff, and the ability of TimkenSteel to satisfy any indemnification liabilities it entered into in connection with the Spinoff;

(k)	the taxable nature of the Spinoff; and

(l)	those items identified under Item 1A. Risk Factors on pages 6 through 12.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk:
Changes in short-term interest rates related to several separate funding sources impact the Company’s earnings. These sources are borrowings under the Accounts Receivable Facility, borrowings under the Senior Credit Facility and short-term bank borrowings by its international subsidiaries. If the market rates for short-term borrowings increased by one-percentage-point around the globe, the impact would be an increase in interest expense of $1.4 million annually, with a corresponding decrease in income from continuing operations before income taxes of the same amount. This amount was determined by considering the impact of hypothetical interest rates on the Company’s borrowing cost and year-end debt balances by category.

Foreign Currency Exchange Rate Change Risk:
Fluctuations in the value of the U.S. dollar compared to foreign currencies, including the Euro, also impact the Company’s earnings. The greatest risk relates to products shipped between the Company’s European operations and the United States, as well as intercompany loans between Timken affiliates. Foreign currency forward contracts are used to hedge a portion of these intercompany transactions. Additionally, hedges are used to cover third-party purchases of products and equipment. As of December 31, 2015, there were $235.7 million of hedges in place. A uniform 10% weakening of the U.S. dollar against all currencies would have resulted in a charge of $15.7 million related to these hedges, which would have partially offset the otherwise favorable impact of the underlying currency fluctuation. In addition to the direct impact of the hedged amounts, changes in exchange rates also affect the volume of sales or foreign currency sales price as competitors’ products become more or less attractive.

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

Item 8. Financial Statements and Supplementary Data
Consolidated Statements of Income

	Year Ended December 31,
	2015	2014	2013
(Dollars in millions, except per share data)
Net sales	$2,872.3	$3,076.2	$3,035.4
Cost of products sold	2,078.4	2,178.2	2,167.0
Gross Profit	793.9	898.0	868.4
Selling, general and administrative expenses	494.3	542.5	546.6
Impairment and restructuring charges	14.7	113.4	8.7
Gain on divestiture	(28.7)	—	—
Pension settlement charges	465.0	33.7	7.2
Operating (Loss) Income	(151.4)	208.4	305.9
Interest expense	(33.4)	(28.7)	(24.4)
Interest income	2.7	4.4	1.9
Gain on sale of real estate	—	22.6	5.4
Other (expense) income, net	(7.5)	(2.7)	1.3
(Loss) Income From Continuing Operations Before Income Taxes	(189.6)	204.0	290.1
(Benefit) provision for income taxes	(121.6)	54.7	114.6
(Loss) Income From Continuing Operations	(68.0)	149.3	175.5
Income from discontinued operations, net of income taxes	—	24.0	87.5
Net (Loss) Income	(68.0)	173.3	263.0
Less: Net income attributable to noncontrolling interest	2.8	2.5	0.3
Net (Loss) Income Attributable to The Timken Company	$(70.8)	$170.8	$262.7

Amounts Attributable to The Timken Company's Common Shareholders:
(Loss) income from continuing operations, net of income taxes	$(70.8)	$146.8	$175.2
Income from discontinued operations, net of income taxes	—	24.0	87.5
Net (Loss) Income Attributable to The Timken Company	$(70.8)	$170.8	$262.7

Net (Loss) Income per Common Share Attributable to The Timken Company Common Shareholders
(Loss) earnings per share - continuing operations	$(0.84)	$1.62	$1.84
Earnings per share - discontinued operations	—	0.27	0.92
Basic (loss) earnings per share	$(0.84)	$1.89	$2.76

Diluted (loss) earnings per share - continuing operations	$(0.84)	$1.61	$1.82
Diluted earnings per share - discontinued operations	—	0.26	0.92
Diluted (loss) earnings per share	$(0.84)	$1.87	$2.74

Dividends per share	$1.03	$1.00	$0.92
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2015	2014	2013
(Dollars in millions)
Net (Loss) Income	$(68.0)	$173.3	$263.0
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(73.5)	(41.8)	(19.0)
Pension and post retirement liability adjustment	265.9	(43.1)	398.3
Change in fair value of derivative financial instruments	1.1	(0.4)	0.3
Other comprehensive income (loss), net of tax	193.5	(85.3)	379.6
Comprehensive Income, net of tax	125.5	88.0	642.6
Less: comprehensive income (loss) attributable to noncontrolling interest	0.8	2.0	(7.2)
Comprehensive Income Attributable to The Timken Company	$124.7	$86.0	$649.8
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	December 31,
	2015	2014
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$129.6	$278.8
Restricted cash	0.2	15.3
Accounts receivable, less allowances (2015 - $16.9 million; 2014 - $13.7 million)	454.6	475.7
Inventories, net	543.2	585.5
Deferred income taxes	—	49.9
Deferred charges and prepaid expenses	22.7	25.2
Other current assets	56.1	51.5
Total Current Assets	1,206.4	1,481.9
Property, Plant and Equipment, Net	777.8	780.5
Other Assets
Goodwill	327.3	259.5
Non-current pension assets	86.3	176.2
Other intangible assets	271.3	239.8
Deferred income taxes	65.9	11.2
Other non-current assets	50.3	52.3
Total Other Assets	801.1	739.0
Total Assets	$2,785.3	$3,001.4
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$62.0	$7.4
Current portion of long-term debt	15.1	0.6
Accounts payable, trade	159.7	143.9
Salaries, wages and benefits	102.3	146.7
Income taxes payable	13.1	80.2
Other current liabilities	153.1	155.0
Total Current Liabilities	505.3	533.8
Non-Current Liabilities
Long-term debt	580.6	522.1
Accrued pension cost	146.9	165.9
Accrued post-retirement benefits cost	136.1	141.8
Deferred income taxes	3.6	4.1
Other non-current liabilities	68.2	44.6
Total Non-Current Liabilities	935.4	878.5
Shareholders’ Equity
Class I and II Serial Preferred Stock without par value:
Authorized - 10,000,000 shares each class, none issued	—	—
Common stock without par value:
Authorized - 200,000,000 shares
Issued (including shares in treasury) (2015 - 98,375,135; 2014 - 98,375,135 shares)
Stated capital	53.1	53.1
Other paid-in capital	905.1	899.4
Earnings invested in the business	1,457.6	1,615.4
Accumulated other comprehensive loss	(287.0)	(482.5)
Treasury shares at cost (2015 - 18,112,047; 2014 - 9,783,375 shares)	(804.3)	(509.2)
Total Shareholders’ Equity	1,324.5	1,576.2
Noncontrolling interest	20.1	12.9
Total Equity	1,344.6	1,589.1
Total Liabilities and Equity	$2,785.3	$3,001.4

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2015	2014	2013
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net (loss) income attributable to The Timken Company	$(70.8)	$170.8	$262.7
Net income from discontinued operations	—	(24.0)	(87.5)
Net income attributable to noncontrolling interest	2.8	2.5	0.3
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	130.8	137.0	142.4
Impairment charges	3.3	98.9	0.1
Loss (gain) on sale of assets	11.8	(20.2)	(1.1)
Gain on divestitures	(28.7)	—	—
Deferred income tax benefit	(170.1)	(53.3)	(33.0)
Stock-based compensation expense	18.4	21.8	16.3
Excess tax benefits related to stock-based compensation	(1.5)	(7.1)	(10.9)
Pension and other postretirement expense	502.9	62.0	55.1
Pension and other postretirement benefit contributions	(29.8)	(49.9)	(93.4)
Changes in operating assets and liabilities:
Accounts receivable	11.9	(48.3)	(4.6)
Inventories	52.8	(26.8)	34.6
Accounts payable, trade	11.6	8.0	0.9
Other accrued expenses	(51.5)	2.2	(39.6)
Income taxes	(40.4)	(15.3)	67.5
Other, net	21.3	23.2	(17.0)
Net Cash Provided by Operating Activities - continuing operations	374.8	281.5	292.8
Net Cash Provided by Operating Activities - discontinued operations	—	25.5	137.2
Net Cash Provided by Operating Activities	374.8	307.0	430.0
Investing Activities
Capital expenditures	(105.6)	(126.8)	(133.6)
Acquisitions, net of cash acquired of $0.1 million in 2015 and $0.4 million in 2013	(213.3)	(21.7)	(64.2)
Proceeds from disposals of property, plant and equipment	9.8	18.5	7.1
Divestitures	46.2	7.4	—
Investments in short-term marketable securities, net	(1.8)	4.9	5.5
Other	(0.5)	—	1.1
Net Cash Used by Investing Activities - continuing operations	(265.2)	(117.7)	(184.1)
Net Cash Used by Investing Activities - discontinued operations	—	(77.0)	(191.9)
Net Cash Used by Investing Activities	(265.2)	(194.7)	(376.0)
Financing Activities
Cash dividends paid to shareholders	(87.0)	(90.3)	(87.5)
Purchase of treasury shares	(309.7)	(270.9)	(189.2)
Proceeds from exercise of stock options	4.1	16.8	13.1
Excess tax benefits related to stock-based compensation	1.5	7.1	10.9
Proceeds from issuance of long-term debt	265.7	346.2	1.9
Deferred financing costs	(2.0)	(3.2)	—
Accounts receivable securitization financing borrowings	116.0	90.0	—
Accounts receivable securitization financing payments	(67.0)	(90.0)	—
Payments on long-term debt	(190.6)	(250.7)	(9.9)
Short-term debt activity, net	6.0	(9.8)	4.8
Decrease in restricted cash	14.8	—	—
Cash transferred to TimkenSteel Corporation	—	(46.5)	—
Other	6.6	(0.9)	6.6
Net Cash Used by Financing Activities - continuing operations	(241.6)	(302.2)	(249.3)
Net Cash Provided by Financing Activities - discontinued operations	—	100.0	—
Net Cash Used by Financing Activities	(241.6)	(202.2)	(249.3)
Effect of exchange rate changes on cash	(17.2)	(15.9)	(6.5)
Decrease In Cash and Cash Equivalents	(149.2)	(105.8)	(201.8)
Cash and cash equivalents at beginning of year	278.8	384.6	586.4
Cash and Cash Equivalents at End of Year	$129.6	$278.8	$384.6
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Earnings Invested in the Business	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- controlling Interest
(Dollars in millions, except per share data)
Year Ended December 31, 2013
Balance at January 1, 2013	$2,246.6	$53.1	$891.4	$2,411.2	$(1,013.2)	$(110.3)	$14.4
Net income	263.0			262.7			0.3
Foreign currency translation adjustments	(19.0)				(11.5)		(7.5)
Pension and post-retirement liability adjustment (net of income tax of $226.5 million)	398.3				398.3
Change in fair value of derivative financial instruments, net of reclassifications	0.3				0.3
Change in ownership of noncontrolling interest	8.9		1.3				7.6
Dividends declared to noncontrolling interest	(2.8)						(2.8)
Dividends – $.92 per share	(87.5)			(87.5)
Excess tax benefit from stock compensation	10.9		10.9
Stock-based compensation expense	18.6		18.6
Purchase of treasury shares	(189.2)					(189.2)
Stock option exercise activity	7.8		(22.0)			29.8
Restricted shares (issued) surrendered	1.0		(3.8)			4.8
Shares surrendered for taxes	(8.3)					(8.3)
Balance at December 31, 2013	$2,648.6	$53.1	$896.4	$2,586.4	$(626.1)	$(273.2)	$12.0
Year Ended December 31, 2014
Net income	173.3			170.8			2.5
Foreign currency translation adjustments	(41.8)				(41.3)		(0.5)
Pension and post-retirement liability adjustment (net of income tax of $23.9 million)	(43.1)				(43.1)
Change in fair value of derivative financial instruments, net of reclassifications	(0.4)				(0.4)
Dividends declared to noncontrolling interest	(1.1)						(1.1)
Dividends – $1.00 per share	(90.3)			(90.3)
Distribution of TimkenSteel	(823.1)			(1,051.5)	228.4
Excess tax benefit from stock compensation	7.1		7.1
Stock-based compensation expense	23.9		23.9
Purchase of treasury shares	(270.9)					(270.9)
Stock option exercise activity	16.7		(23.8)			40.5
Restricted shares (issued) surrendered	0.9		(4.2)			5.1
Shares surrendered for taxes	(10.7)					(10.7)
Balance at December 31, 2014	$1,589.1	$53.1	$899.4	$1,615.4	$(482.5)	$(509.2)	$12.9
Year Ended December 31, 2015
Net (loss) income	(68.0)			(70.8)			2.8
Foreign currency translation adjustments	(73.5)				(71.5)		(2.0)
Pension and post-retirement liability adjustment (net of income tax benefit of $155.4 million)	265.9				265.9
Change in fair value of derivative financial instruments, net of reclassifications	1.1				1.1
Dissolution of joint venture	(0.2)						(0.2)
Investment in joint venture by noncontrolling interest party	6.6						6.6
Dividends – $1.03 per share	(87.0)			(87.0)
Excess tax benefit from stock compensation	1.5		1.5
Stock-based compensation expense	18.4		18.4
Purchase of treasury shares	(309.7)					(309.7)
Stock option exercise activity	4.2		(7.5)			11.7
Restricted shares (issued) surrendered	0.2		(6.7)			6.9
Shares surrendered for taxes	(4.0)					(4.0)
Balance at December 31, 2015	$1,344.6	$53.1	$905.1	$1,457.6	$(287.0)	$(804.3)	$20.1
See accompanying Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

Note 1 - Significant Accounting Policies
Principles of Consolidation:
The consolidated financial statements include the accounts and operations of the Company in which a controlling interest is maintained. Investments in affiliated companies that the Company does not control, and the activities of which it is not the primary beneficiary, are accounted for using the equity method. All intercompany accounts and transactions are eliminated upon consolidation.

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

The Company recognizes a portion of its revenues on the percentage-of-completion method measured on the cost-to-cost basis. In 2015, 2014 and 2013, the Company recognized $66 million, $50 million and $55 million, respectively, in net sales under the percentage-of-completion method.

Cash Equivalents:
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash:
Cash of $0.2 million and $15.3 million at December 31, 2015 and 2014, respectively, was restricted. The decrease was primarily due to cash restricted for workers compensation claims in 2014, which was replaced by a $14.5 million letter of credit in 2015.

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

Investments:
Short-term investments are investments with maturities between four months and one year and are valued at amortized cost, which approximates fair value. The Company held short-term investments as of December 31, 2015 and 2014 with a fair value and cost basis of $9.7 million and $8.4 million, respectively, which were included in other current assets on the Consolidated Balance Sheets.

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

Note 1 - Significant Accounting Policies (continued)

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

Product Warranties:
The Company provides limited warranties on certain of its products. The Company accrues liabilities for warranties based upon specific claims and a review of historical warranty claim experience in accordance with accounting rules relating to contingent liabilities. The Company records and accounts for its warranty liability based on specific claim incidents. Should the Company become aware of a specific potential warranty claim for which liability is probable and reasonably estimable, a specific charge is recorded and accounted for accordingly. Adjustments are made quarterly to the accruals as claim data and historical experience change.

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

The Company recognized a foreign currency exchange loss resulting from transactions of $0.3 million, $9.9 million and $9.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. For the year ended December 31, 2015, the Company recorded a non-cash foreign currency translation adjustment of $71.5 million that decreased shareholders’ equity, compared with a non-cash foreign currency translation adjustment of $41.3 million that decreased shareholders’ equity for the year ended December 31, 2014. The foreign currency translation adjustments for the year ended December 31, 2015 were negatively impacted by the strengthening of the U.S. dollar relative to most other currencies.

Pension and Other Postretirement Benefits:
The Company recognizes an overfunded status or underfunded status (i.e., the difference between the fair value of plan assets and the benefit obligations) as either an asset or a liability for its defined benefit pension and postretirement benefit plans on the Consolidated Balance Sheets, with a corresponding adjustment to accumulated other comprehensive loss, net of tax. The adjustment to accumulated other comprehensive loss represents the current year net unrecognized actuarial gains and losses and unrecognized prior service costs. These amounts will be recognized in future periods as net periodic benefit cost. Net actuarial gains and losses for the Company's defined benefit pension plan in the United Kingdom are amortized over the remaining life expectancy of the participants in the plan.

Note 1 - Significant Accounting Policies (continued)

For all other plans, the Company generally amortizes actuarial gains and losses over the remaining service period of active participants. However, in accordance with its policy, the Company updates the census data for its U.S. defined benefit pension plans on an annual basis. The updated 2015 census data indicated that, as a result of the Spinoff, over 95% of the participants in one of the U.S. plans were inactive. Therefore, the Company changed the amortization period over which actuarial gains and losses related to that plan will be amortized to be based on the remaining expected life of inactive participants in the plan. This change resulted in an amortization period of 15.5 years, compared to 10.1 years had the change not been made. The impact of the change resulted in lower pension expense of $5.7 million ($3.6 million after-tax, or $0.04 per share) for the first eleven months of 2015. On November 30, 2015, the Company purchased a group annuity contact from Prudential covering substantially all of the inactive participants in this plan. Refer to Note 14 - Retirement Benefit Plans for additional information. Subsequent to this transaction, the vast majority of the participants remaining in this plan were active. Therefore, the Company changed the amortization period back to the remaining service period of active participants in December 2015.

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

Earnings Per Share:
Only certain unvested restricted share grants provide for the payment of nonforfeitable dividends. The Company considers these awards as participating securities. Earnings per share are computed using the two-class method. Basic earnings per share are computed by dividing net income less undistributed earnings allocated to unvested restricted shares by the weighted-average number of common shares outstanding during the year. Diluted earnings per share are computed by dividing net income less undistributed earnings allocated to unvested restricted shares by the weighted-average number of common shares outstanding, adjusted for the dilutive impact of outstanding stock-based awards.

Derivative Instruments:
The Company recognizes all derivatives on the Consolidated Balance Sheets at fair value. Derivatives that are not designated as hedges are adjusted to fair value through earnings. If the derivative is designated and qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivatives are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in accumulated other comprehensive loss until the hedged item is recognized in earnings. The Company’s holdings of forward foreign currency exchange contracts qualify as derivatives pursuant to the criteria established in derivative accounting guidance, and the Company has designated certain of those derivatives as hedges.

Recent Accounting Pronouncements:
In November 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." ASU 2015-17 requires entities to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. Prior to the issuance of this new accounting guidance, entities were required to classify deferred tax assets and liabilities as current or noncurrent based on how the related assets or liabilities are classified. This new accounting guidance is effective for annual periods beginning after December 15, 2016. Early adoption of this new guidance is permitted. Effective October 1, 2015, the Company adopted ASU 2015-17 because the Company believes the adoption of ASU 2015-17 provides greater transparency to the overall presentation of deferred taxes. The Company adopted ASU 2015-17 on a prospective basis, and the Company did not retrospectively restate prior year amounts.

Note 1 - Significant Accounting Policies (continued)

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." ASU 2015-16 eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The new guidance does not eliminate the requirement for the measurement period to be completed within one year. This new accounting guidance is effective for annual periods beginning after December 15, 2015. The adoption of ASU 2015-16 is not expected to have a material impact on the Company's results of operations or financial condition.

In May 2015, the FASB issued ASU 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." ASU 2015-07 eliminates the requirement to categorize within the fair value hierarchy investments for which fair values are estimated using the net asset value (NAV) practical expedient provided in ASC 820, "Fair Value Measurement." Instead entities will be required to disclose the fair values of such investments so that financial statement users can reconcile amounts reported in the fair value hierarchy table and the amounts reported on the balance sheet. ASU 2015-07 is effective for fiscal years beginning after December 15, 2015, with retrospective application to all periods presented. Early adoption is permitted. The Company is currently evaluating the effect that the provisions of ASU 2015-07 will have on the Company's consolidated financial statements. The adoption of ASU 2015-07 is not expected to have an impact on the Company's results of operations or financial condition as the new guidance addresses disclosure only.

In April 2015, the FASB issued ASU 2015-04, "Compensation - Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets." ASU 2015-04 allows employers with fiscal year ends that do not coincide with a calendar month end to make an accounting policy election to measure defined benefit plan assets and obligations as of the end of the month closest to their fiscal year ends. Employers that elect to use this practical expedient must do so for all their defined benefit plans. In addition, all employers can elect to remeasure defined plan assets and obligations in interim periods at the closest calendar month end to an event that triggers a remeasurement, such as a plan settlement or curtailment. ASU 2015-04 is effective for public business entities in fiscal years beginning after December 15, 2015, with prospective application. Early adoption is permitted. Effective October 1, 2015, the Company adopted the provisions of ASU 2015-04 that allows an employer to remeasure defined benefit plan assets and obligations in interim periods at the closest month end to an event that triggers a remeasurement. The adoption of ASU 2015-04 had no effect on the Company's results of operations or financial condition.

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction in the carrying value of debt. Prior to the issuance of this new accounting guidance, debt issuance costs were required to be presented in the balance sheet as a deferred charge (i.e., an asset), and only a debt discount was recorded as a direct deduction to the carrying value of debt. This new accounting guidance is effective for annual periods beginning after December 15, 2015. The adoption of ASU 2015-03 is not expected to have a material impact on the Company's results of operations or financial condition.

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

Note 1 - Significant Accounting Policies (continued)

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

Use of Estimates:
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Because actual results could differ from these estimates, the Company reviews and updated these estimates and assumptions regularly to reflect recent experience.

Reclassifications:
Certain amounts reported in the 2014 and 2013 consolidated financial statements for segment results have been reclassified to conform to the current segment presentation.

Note 2 - Discontinued Operations
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

The operating results, net of tax, included one-time transaction costs of approximately $57 million and $13 million for 2014 and 2013, respectively, in connection with the separation of the two companies. These costs primarily consisted of consulting and professional fees associated with preparing for and executing the Spinoff, as well as lease cancellation fees. In addition to the one time transaction costs, the Company incurred approximately $15 million of capital expenditures related to the Spinoff in 2014.

The following table presents the results of operations for TimkenSteel that have been reclassified to discontinued operations for all periods presented:

	Year Ended December 31,
	2014	2013
Net sales	$786.2	$1,305.8
Cost of goods sold	642.0	1,082.2
Gross profit	144.2	223.6
Selling, administrative and general expenses	46.4	80.5
Separation costs	57.1	13.0
Interest expense, net	0.8	—
Other (income) expense, net	(0.1)	3.0
Income before income taxes	40.0	127.1
Income tax expense	16.0	39.6
Income from discontinued operations	$24.0	$87.5

Note 2 - Discontinued Operations (continued)

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

Note 3 - Acquisitions and Divestitures
Acquisitions:
On September 1, 2015, the Company completed the acquisition of the Belts business for $213.7 million, including cash acquired of approximately$0.1 million. The Company incurred approximately $1 million of legal and professional fees to acquire the Belts business. The Belts business is a leading North American manufacturer of belts used in industrial, commercial and consumer applications, and sold under multiple brand names, including Carlisle®, Ultimax® and Panther®, among others. The acquisition of the Belts business further diversifies the Company's portfolio beyond engineered bearings, bringing customers an expanded offering of mechanical power transmission products and services. The product portfolio includes more than 20,000 parts that utilize wrap molded, raw edge, v-ribbed and synchronous belt designs. Based in Springfield, Missouri, the Belts business had sales of approximately $140 million for the twelve months ending June 30, 2015, and employs approximately 750 employees. The results of the operations of the Belts business are reported in both the Mobile Industries and Process Industries segments based on customers served.
On November 30, 2014, the Company completed the acquisition of the assets of Revolvo, a specialty bearing company based in Dudley, U.K., for $9.7 million. In 2015, the Company received $0.3 million in connection with a post-closing working capital adjustment. Revolvo makes and markets ball and roller bearings for industrial applications in process and heavy industries. Revolvo's split roller bearing housed units are widely used by mining, power generation, food and beverage, pulp and paper, metals, cement, marine and waste-water end users. The Company reported the results for Revolvo in the Process Industries segment.

On April 28, 2014, the Company completed the acquisition of assets from Schulz for $12.0 million in cash. Schulz provides electric motor and generator repairs, motor rewinds, custom controls and panels, systems integration, pump services, machine rebuilds, hydro services and diagnostics for a broad range of commercial and industrial applications. Schulz serves customers nationwide in the commercial nuclear power market sector, as well as regionally in the hydro and fossil fuel market sectors, water management, paper and general manufacturing sectors in the New England and Mid-Atlantic regions. Based in New Haven, Connecticut, Schulz employs 125 associates. The Company reported the results for Schulz in the Process Industries segment.

On May 13, 2013, the Company completed the acquisition of Standard Machine, which provides new gearboxes, gearbox service and repair, open gearing, large gear fabrication, machining and field technical services to end users in Canada and the western United States, for $37.0 million in cash, including cash acquired of approximately $0.1 million. Based in Saskatoon, Saskatchewan, Canada, Standard Machine employs 125 people and serves a wide variety of industrial sectors including mining, oil and gas, and pulp and paper. The Company reported the results for Standard Machine in the Process Industries segment.

On April 11, 2013, the Company completed the acquisition of substantially all of the assets of Smith Services, an electric motor repair specialist, for $13.2 million. Based in Princeton, West Virginia, Smith Services employs approximately 140 people. The Company reported the results for Smith Services in the Process Industries segment.

On March 11, 2013, the Company completed the acquisition of Interlube, which makes and markets automated lubrication delivery systems and related components to end market sectors including commercial vehicles, construction, mining, and heavy and general industries, for $14.5 million, including cash acquired of approximately $0.3 million. Based in Plymouth, U.K., Interlube employs about 90 people. The Company reported the results for Interlube in the Mobile Industries segment.

Pro forma results of these operations have not been presented because the effects of the acquisitions were not significant to the Company’s income from operations or total assets in 2015, 2014 or 2013, respectively.

Note 3 – Acquisitions and Divestitures (continued)

The purchase price allocations, net of cash acquired, and any subsequent purchase price adjustments for acquisitions in 2015, 2014 and 2013 are presented below:

	2015	2014	2013
Assets:
Accounts receivable	$13.3	$4.5	$10.6
Inventories	48.5	5.4	12.7
Other current assets	1.1	0.3	0.4
Property, plant and equipment	37.9	2.8	19.5
Goodwill	70.8	4.7	18.1
Other intangible assets	63.9	7.5	13.0
Total assets acquired	$235.5	$25.2	$74.3
Liabilities:
Accounts payable, trade	$10.2	$2.3	$3.3
Salaries, wages and benefits	1.1	—	1.4
Other current liabilities	1.3	1.0	0.9
Accrued pension cost	2.3	—	—
Accrued postretirement liability	1.1	—	—
Other non-current liabilities	5.9	0.5	4.5
Total liabilities assumed	$21.9	$3.8	$10.1
Net assets acquired	$213.6	$21.4	$64.2
The amounts for 2015 in the table above represent the preliminary purchase price allocation for the Belts business.

The following table summarizes the preliminary purchase price allocation for identifiable intangible assets acquired in 2015:

	Purchase Price Allocation
		Weighted- Average Life
Trade name	$1.7	11 years
Technology / Know-how	17.1	20 years
All customer relationships	43.9	20 years
Capitalized software	1.2	3 years
Total intangible assets	$63.9

The following table summarizes the final purchase price allocation for identifiable intangible assets acquired in 2014:

	Purchase Price Allocation
		Weighted- Average Life
Trade name	$0.6	7 years
Technology / Know-how	2.6	17 years
All customer relationships	4.2	15 years
Non-compete agreements	0.1	5 years
Total intangible assets	$7.5

Note 3 – Acquisitions and Divestitures (continued)

Divestitures:
On October 21, 2015, the Company completed the sale of all of the outstanding stock of Alcor. Alcor, located in Mesa, Arizona, had sales of $20.6 million for the twelve months ending September 30, 2015. The results of the operations of Alcor were reported in the Mobile Industries segment. The Company recorded proceeds of $43.4 million and recognized a gain on the sale of Alcor of $29.0 million during the fourth quarter of 2015. The gain was reflected in gain on divestitures in the Consolidated Statement of Income.

On April 30, 2015, the Company completed the sale of a service center in Niles, Ohio. The company received $2.8 million in cash proceeds for the service center. The Company recognized a loss of $0.3 million from the sale reflected in gain on divestitures in the Consolidated Statement of Income.

During the third quarter of 2014, the Company classified assets of the aerospace engine overhaul business, located in Mesa, Arizona, as assets held for sale. In connection with this classification, the Company recorded an impairment charge of $1.2 million. In November 2014, the Company sold the assets of the aerospace engine overhaul business for $7.4 million and recorded an immaterial loss.

Note 4 - Investment in Joint Venture
On March 6, 2014, Timken Lux Holdings II S.A.R.L, a subsidiary of the Company, entered into a joint venture agreement with Holme Services Limited (joint venture partner). During 2015, the Company and its joint venture partner established TUBC Limited located in Tikhvin, Russia for the purpose of producing bearings to serve the rail market sector in Russia. During 2015, the Company and its joint venture partner amended and restated the joint venture agreement and contributed $6.9 million and $6.6 million, respectively, to TUBC Limited. The Company and its joint venture partner will have a 51% controlling interest and 49% controlling interest, respectively, in TUBC Limited. The Company expects to contribute approximately $9 million in 2016.

Note 5 - Earnings Per Share
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the years ended December 31:

	2015	2014	2013
Numerator:
Net (loss) income from continuing operations attributable to The Timken Company	$(70.8)	$146.8	$175.2
Less: undistributed earnings allocated to nonvested stock	—	—	(0.2)
Net (loss) income from continuing operations available to common shareholders for basic earnings per share and diluted earnings per share	$(70.8)	$146.8	$175.0
Denominator:
Weighted-average number of shares outstanding – basic	84,631,778	90,367,345	94,989,561
Effect of dilutive securities:
Stock options and awards - based on the treasury stock method	—	856,983	834,167
Weighted-average number of shares outstanding, assuming dilution of stock options and awards	84,631,778	91,224,328	95,823,728
Basic (loss) earnings per share from continuing operations	$(0.84)	$1.62	$1.84
Diluted (loss) earnings per share from continuing operations	$(0.84)	$1.61	$1.82
The exercise prices for certain stock options that the Company has awarded exceed the average market price of the Company’s common shares. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. During 2015, all stock options were anti-dilutive as the Company experienced a loss from continuing operations. The antidilutive stock options outstanding were 1,986,907, 523,252 and 382,525 during 2015, 2014 and 2013, respectively.

Note 6 - Accumulated Other Comprehensive Income (Loss)
The following tables present details about components of accumulated other comprehensive income (loss) for the years ended December 31, 2015 and December 31, 2014, respectively:

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2014	$(0.7)	$(481.0)	$(0.8)	$(482.5)
Other comprehensive (loss) income before reclassifications, before income tax	(73.5)	(80.6)	3.0	(151.1)
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	501.9	(1.2)	500.7
Income tax (benefit)	—	(155.4)	(0.7)	(156.1)
Net current period other comprehensive (loss) income, net of income taxes	(73.5)	265.9	1.1	193.5
Non-controlling interest	2.0	—	—	2.0
Net current period comprehensive (loss) income, net of income taxes and non-controlling interest	(71.5)	265.9	1.1	195.5
Balance at December 31, 2015	$(72.2)	$(215.1)	$0.3	$(287.0)

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2013	$37.5	$(663.2)	$(0.4)	$(626.1)
Other comprehensive (loss) income before reclassifications, before income tax	(41.8)	(166.0)	0.7	(207.1)
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	99.0	(0.8)	98.2
Income tax (benefit) expense	—	23.9	(0.3)	23.6
Net current period other comprehensive (loss) income, net of income taxes	(41.8)	(43.1)	(0.4)	(85.3)
Non-controlling interest	0.5	—	—	0.5
Distribution of TimkenSteel	3.1	225.3	—	228.4
Net current period comprehensive (loss) income, net of income taxes and non-controlling interest	(38.2)	182.2	(0.4)	143.6
Balance at December 31, 2014	$(0.7)	$(481.0)	$(0.8)	$(482.5)
Other comprehensive (loss) income before reclassifications and income taxes includes the effect of foreign currency.

Of the $501.9 million of before-tax reclassification of pension and postretirement liability adjustments, $461.8 million was included in pension settlement charges in the Consolidated Statement of Income for the year ended December 31, 2015. The remaining before-tax reclassification of pension and postretirement liability adjustments of $40.1 million in 2015 were due to the amortization of actuarial losses and prior service costs and were included in costs of products sold and selling, general and administrative expenses in the Consolidated Statements of Income. The reclassification of the remaining components of accumulated other comprehensive income (loss) was included in other income (expense), net in the Consolidated Statements of Income.

Note 7 - Inventories
The components of inventories at December 31, 2015 and 2014 were as follows:

	2015	2014
Manufacturing supplies	$24.7	$25.0
Raw materials	58.8	51.3
Work in process	181.9	219.3
Finished products	296.2	302.7
Subtotal	$561.6	$598.3
Allowance for surplus and obsolete inventory	(18.4)	(12.8)
Total Inventories, net	$543.2	$585.5
Inventories at December 31, 2015 valued on the FIFO cost method were 53% and the remaining 47% were valued by the LIFO method. If all inventories had been valued at FIFO, inventories would have been $188.1 million and $199.7 million greater at December 31, 2015 and 2014, respectively. The Company recognized a decrease in its LIFO reserve of $11.6 million during 2015, compared to an increase in its LIFO reserve of $0.4 million during 2014.

During the third quarter of 2014, the Company recorded an inventory valuation adjustment of $18.7 million related to its former Aerospace segment. The Company recorded this adjustment during the third quarter of 2014 as a result of the announcement of a plan to exit the engine overhaul business, as well as other product lines and lower than expected future sales. The Company disposed of the related inventory during the fourth quarter of 2014.

The Company realized income of $1.7 million as a result of a LIFO inventory liquidation during 2015.

Note 8 - Property, Plant and Equipment
The components of property, plant and equipment, net at December 31, 2015 and 2014 were as follows:

	2015	2014
Land and buildings	$430.3	$428.8
Machinery and equipment	1,741.4	1,735.3
Subtotal	$2,171.7	$2,164.1
Less allowances for depreciation	(1,393.9)	(1,383.6)
Property, Plant and Equipment, net	$777.8	$780.5
Total depreciation expense was $94.6 million, $115.5 million and $124.7 million in 2015, 2014 and 2013, respectively.
At December 31, 2013, property, plant and equipment, net included $63.3 million of capitalized software. During the fourth quarter of 2014, the Company transferred approximately $45 million of capitalized software from property, plant and equipment to intangible assets. Depreciation expense for capitalized software was $13.7 million and $23.1 million in 2014 and 2013, respectively.

During the fourth quarter of 2015, the Company wrote-off $9.7 million that remained in CIP after the related assets were placed into service. This item was identified during an examination of aged balances in the CIP account and 91% of the amount related to fiscal years prior to 2013. Net loss attributable to The Timken Company in 2015 included a charge of $9.7 million ($6.1 million, or $0.07 per share, after-tax) due to the correction of this error. Management of the Company concluded that the correction of this error in the fourth quarter of 2015 and the presence of this error in prior periods was immaterial to all periods presented.

In November 2013, the Company finalized the sale of its former manufacturing facility in Sao Paulo. The Company received approximately $30 million over a twenty-four month period, all of which was received as of December 31, 2015. The total costs of this transaction, including the net book value of the real estate and broker's commissions, were approximately $3 million. The Company began recognizing the gain on the sale of this site using the installment method. In the fourth quarter of 2013, the Company recognized a gain of $5.4 million ($5.4 million after tax). In the first quarter of 2014, the Company changed to the full accrual method of recognizing the gain after it had received 25% of the total sales value. As a result, the Company recognized the remaining gain of $22.6 million ($19.5 million after tax) related to this transaction during the first quarter of 2014.

Note 9 - Goodwill and Other Intangible Assets
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

The Company reviews goodwill for impairment at the reporting unit level. The Mobile Industries segment has three reporting units and the Process Industries segment has two reporting units.

Changes in the carrying value of goodwill were as follows:

Year ended December 31, 2015:

	Mobile Industries	Process Industries	Total
Beginning Balance	$89.6	$169.9	$259.5
Acquisitions	8.2	62.6	70.8
Other	(0.8)	(2.2)	(3.0)
Ending Balance	$97.0	$230.3	$327.3
Acquisitions in 2015 related to the preliminary purchase price allocation for the Belts business completed on September 1, 2015. $59.7 million of the goodwill acquired for the Belts business is tax-deductible and will be recognized over 15 years for tax purposes. The remaining $11.1 million is non-deductible for tax purposes. “Other” primarily includes foreign currency translation adjustments.

Year ended December 31, 2014:

	Mobile Industries	Process Industries	Total
Beginning Balance	$176.7	$169.4	$346.1
Acquisitions	—	3.3	3.3
Impairment	(86.3)	—	(86.3)
Other	(0.8)	(2.8)	(3.6)
Ending Balance	$89.6	$169.9	$259.5
The change related to acquisitions reflects the results of preliminary purchase price allocations for the acquisitions of Schulz on April 28, 2014 and Revolvo on November 30, 2014. The goodwill acquired from Schulz of $2.9 million is tax-deductible and will be amortized over 15 years. The goodwill acquired from Revolvo of $0.4 million is tax-deductible and is estimated to be amortized over approximately 15 years. These amounts were updated in 2015. “Other” primarily included foreign currency translation adjustments for 2014. Refer to Note 3 - Acquisitions and Divestitures for additional information on the acquisitions listed above.
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

In 2015 and 2013, no goodwill impairment losses were recorded.

Note 9 – Goodwill and Other Intangible Assets (continued)

Intangibles Assets:
The following table displays intangible assets as of December 31:

	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$198.9	$70.0	$128.9	$160.1	$59.0	$101.1
Know-how	31.9	6.7	25.2	33.4	5.1	28.3
Industrial license agreements	0.1	0.1	—	0.1	0.1	—
Land-use rights	8.3	4.7	3.6	8.7	4.7	4.0
Patents	2.1	2.1	—	2.3	2.0	0.3
Technology use	53.6	14.0	39.6	37.0	11.9	25.1
Trademarks	6.5	3.3	3.2	5.4	3.0	2.4
PMA licenses	—	—	—	5.3	4.5	0.8
Non-compete agreements	2.7	2.5	0.2	3.5	3.2	0.3
Software	243.8	197.6	46.2	235.0	182.0	53.0
	$547.9	$301.0	$246.9	$490.8	$275.5	$215.3
Intangible assets not subject to amortization:
Tradename	$15.7	$—	$15.7	$15.8	$—	$15.8
FAA air agency certificates	8.7	—	8.7	8.7	—	8.7
	$24.4	$—	$24.4	$24.5	$—	$24.5
Total intangible assets	$572.3	$301.0	$271.3	$515.3	$275.5	$239.8
In addition to recording an impairment loss related to goodwill, the Company recorded an impairment loss of $9.9 million related to intangible assets within the former Aerospace segment during the third quarter of 2014.

Intangible assets acquired in 2015 were $63.9 million for the acquisition of the Belts business. Intangible assets subject to amortization acquired in 2015 were assigned useful lives of three to 20 years and had a weighted-average amortization period of 19.4 years. Intangible assets acquired in 2014 were $4.7 million for the Schulz acquisition and $2.8 million for the Revolvo acquisition. Intangible assets subject to amortization acquired in 2014 were assigned useful lives of five to 20 years and had a weighted-average amortization period of 14.5 years.

Amortization expense for intangible assets was $36.2 million, $21.5 million and $17.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. Amortization expense for intangible assets is estimated to be approximately: $34.4 million in 2016; $30.0 million in 2017; $25.3 million in 2018; $21.0 million in 2019; and $17.1 million in 2020.

Note 10 - Financing Arrangements
Short-term debt for the years ended December 31 was as follows:

	2015	2014
Variable-rate Accounts Receivable Facility with interest rate of 1.05% at December 31, 2015	$49.0	$—
Variable-rate lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 0.31% to 0.44% and 0.51% to 5.13% at December 31, 2015 and 2014, respectively	13.0	7.4
Short-term debt	$62.0	$7.4
The lines of credit for certain of the Company’s foreign subsidiaries provide for borrowings up to $217.9 million. Most of these lines of credit are uncommitted. At December 31, 2015, the Company’s foreign subsidiaries had borrowings outstanding of $13.0 million and guarantees of $4.4 million, which reduced the availability under these facilities to $200.5 million.
The weighted-average interest rate on short-term debt during the year was 1.1%, 3.1% and 3.2% in 2015, 2014 and 2013, respectively. The weighted-average interest rate on short-term debt outstanding at December 31, 2015 and 2014 was 0.90% and 1.39%, respectively. The decrease in the weighted-average interest rate was primarily due to increased borrowings in the U.S. at a lower rate.

The Company has a $100 million Accounts Receivable Facility that matures on November 30, 2018. Under the terms of the Accounts Receivable Facility, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary that in turn uses the trade receivables to secure borrowings which are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the Accounts Receivable Facility are limited to certain borrowing base calculations. Any amounts outstanding under this Accounts Receivable Facility would be reported in short-term debt on the Company's Consolidated Balance Sheets. Certain borrowing base limitations reduced the availability of the Accounts Receivable Facility to $54.6 million at December 31, 2015. As of December 31, 2015, there were outstanding borrowings of $49.0 million under the Accounts Receivable Facility, which reduced the availability under this facility to $5.6 million. As of December 31, 2014, there were no outstanding borrowings under the Accounts Receivable Facility. The cost of this facility, which is the commercial paper rate plus program fees, is considered a financing cost and is included in interest expense in the Consolidated Statements of Income. The yield rate was 1.05%, 0.20% and 0.96%, at December 31, 2015, 2014 and 2013, respectively.

Long-term debt for the years ended December 31 was as follows:

	2015	2014
Fixed-rate Medium-Term Notes, Series A, mature at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	$175.0	$175.0
Fixed-rate Senior Unsecured Notes, maturing on September 1, 2024, with an interest rate of 3.875%	345.4	346.4
Variable-rate Senior Credit Facility with an interest rate of 1.45% at December 31, 2015	75.2	—
Other	0.1	1.3
Total debt	$595.7	$522.7
Less current maturities	15.1	0.6
Long-term debt	$580.6	$522.1
The Company has a $500 million Senior Credit Facility, which matures on June 19, 2020. At December 31, 2015, the Company had $75.2 million of outstanding borrowings under the Senior Credit Facility, which reduced the availability under this facility to $424.8 million. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At December 31, 2015, the Company was in full compliance with the covenants under the Senior Credit Facility.

Note 10 – Financing Arrangements (continued)

On August 20, 2014, the Company issued the 2024 Notes. The Company used the net proceeds from the issuance of the 2024 Notes to repay the Company's 2014 Notes and for general corporate purposes.
The maturities of long-term debt for the five years subsequent to December 31, 2015 are as follows: 2016 – $15.1 million; 2017 – $5.0 million; 2018 – zero; 2019 – zero and 2020 - $75.2 million.
Interest paid was $32.1 million in 2015, $34.4 million in 2014 and $31.0 million in 2013. This differs from interest expense due to the timing of payments and interest capitalized of zero in 2015, $1.6 million in 2014 and $12.7 million in 2013.
The Company and its subsidiaries lease a variety of real property and equipment. Rent expense under operating leases amounted to $33.5 million, $33.0 million and $35.6 million in 2015, 2014 and 2013, respectively. At December 31, 2015, future minimum lease payments for noncancelable operating leases totaled $142.2 million and are payable as follows: 2016 - $35.1 million; 2017 - $29.4 million; 2018 - $24.4 million; 2019 - $20.8 million; 2020 - $18.5 million and $14.0 million thereafter.

Note 11 - Contingencies
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

The Company had an accrual of $1.2 million and $1.5 million for environmental matters that are probable and reasonably estimable as of December 31, 2015 and 2014, respectively. This accrual was recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties. Of the 2015 and 2014 accruals, $0.3 million and $0.6 million, respectively, was included in the rollforward of the restructuring accrual as of December 31, 2015, discussed further in Note 12 - Impairment and Restructuring Charges.

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

Product Warranties:
In addition to the contingencies above, the Company provides limited warranties on certain of its products. The following is a rollforward of the warranty liability for 2015 and 2014:

	2015	2014
Beginning balance, January 1	$1.7	$4.2
Expense (Income)	0.6	(1.4)
Payments	(1.3)	(1.1)
Ending balance, December 31	$1.0	$1.7
The product warranty liability for 2015 and 2014 was included in other current liabilities on the Consolidated Balance Sheets.

Note 12 - Impairment and Restructuring Charges
Impairment and restructuring charges by segment were as follows:

Year ended December 31, 2015:

	Mobile Industries	Process Industries	Corporate	Total
Impairment charges	$0.1	$3.2	$—	$3.3
Severance expense and related benefit costs	4.5	2.6	0.6	7.7
Exit costs	0.8	2.9	—	3.7
Total	$5.4	$8.7	$0.6	$14.7

Year ended December 31, 2014:

	Mobile Industries	Process Industries	Corporate	Total
Impairment charges	$98.2	$0.3	$0.4	$98.9
Severance expense and related benefit costs	9.3	1.4	—	10.7
Exit costs	2.0	1.8	—	3.8
Total	$109.5	$3.5	$0.4	$113.4

Year ended December 31, 2013:`

	Mobile Industries	Process Industries	Corporate	Total
Impairment charges	$—	$0.1	$—	$0.1
Severance expense and related benefit costs	6.6	2.6	—	9.2
Exit costs	(1.5)	0.9	—	(0.6)
Total	$5.1	$3.6	$—	$8.7
The following discussion explains the major impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above.
Mobile Industries:
On September 8, 2014, the Company announced plans to restructure its former Aerospace segment. In connection with the restructuring, the Company: (1) eliminated leadership positions and integrated substantially all aerospace activities into Mobile Industries under the direction of Christopher A. Coughlin, Executive Vice President and Group President; (2) sold the assets of its aerospace engine overhaul business, located in Mesa, Arizona, during the fourth quarter of 2014; (3) evaluated strategic alternatives for its aerospace MRO parts business, also located in Mesa; and (4) announced plans to close its aerospace bearing facility located in Wolverhampton, U.K. by early 2016, rationalizing the capacity into existing facilities. In conjunction with this announcement, the Company reviewed goodwill for impairment for its three reporting units within the Aerospace segment as a result of declining sales forecasts and financial performance within the segment. As a result of that review, the Company recorded a pretax goodwill impairment charge of $86.3 million during the third quarter of 2014 related to its Aerospace Transmissions and Aerospace Aftermarket reporting units. In addition, the Company recorded an intangible asset impairment charge of $9.9 million, an impairment charge of $1.2 million for its engine overhaul business, which it classified as assets held for sale and severance and related benefits of $0.3 million. During the fourth quarter of 2014, the Company recorded severance and related benefits of $3.7 million related to the planned closure of Wolverhampton. See Note 18 - Fair Value for additional information on the impairment charges for the former Aerospace segment.

Note 12 – Impairment and Restructuring Charges (continued)

In May 2012, the Company announced the closure of its manufacturing facility in St. Thomas, which was expected to be completed in approximately one year, and was intended to consolidate bearing production from this plant with existing U.S. operations to better align the Company's manufacturing footprint and customer base. In connection with this closure, the Company also moved customer service for the Canadian market to its offices in Toronto. The Company completed the closure of this manufacturing facility on March 31, 2013. The closure of the St. Thomas manufacturing facility displaced 190 employees. The Company has incurred pretax costs related to this closure of approximately $41.8 million as of December 31, 2015, including rationalization costs recorded in cost of products sold. During 2013, the Company recorded $1.1 million of severance and related benefits related to this closure.

In March 2007, the Company announced the closure of its manufacturing facility in Sao Paulo. The Company completed the closure of this manufacturing facility on March 31, 2010. Mobile Industries has incurred cumulative pretax expenses of approximately $55.2 million as of December 31, 2015 related to this closure. In 2013, the Company recorded a favorable adjustment of $2.0 million associated with the closure of this facility. The favorable adjustment for 2013 was primarily related to environmental remediation costs.

In addition to the above charges, during 2015 and 2014, the Company recorded severance and related benefit costs of $1.2 million and $2.9 million related to the rationalization of one of its facilities in Europe.

Process Industries
During 2015, the Company recorded $2.9 million of exit costs related to the Company's termination of its relationship with one of its third-party sales representatives in Colombia.

In addition, the Company recorded impairment charges of $3.0 million related to one of the Company's repair business in Niles, Ohio. See Note 18 - Fair Value for additional information on the impairment charges for the repair business.

Workforce Reductions:
In 2015, the Company recognized $6.5 million of severance and related benefits to eliminate approximately 100 positions to improve efficiency and reduce costs. Of the $6.5 million charge for 2015, $3.4 million related to the Mobile Industries segment, $2.5 million related to the Process Industries segment and $0.6 million related to Corporate positions. During 2013, the Company recognized $5.9 million of severance and related benefit costs to eliminate approximately 180 positions. Of the $5.9 million charge for 2013, $3.4 million related to the Mobile Industries segment and $2.5 million related to the Process Industries segment.

Consolidated Restructuring Accrual:
The following is a rollforward of the consolidated restructuring accrual for the years ended December 31:

	2015	2014
Beginning balance, January 1	$9.5	$10.8
Expense	11.4	14.5
Payments	(9.6)	(15.8)
Ending balance, December 31	$11.3	$9.5
The restructuring accrual at December 31, 2015 and 2014 was included in other current liabilities on the Consolidated Balance Sheets.

Note 13 - Stock Compensation Plans
Under the Company’s long-term incentive plan, the Company’s common shares have been made available for grant, at the discretion of the Compensation Committee of the Board of Directors, to officers and key employees in the form of stock option awards. Stock option awards typically have a ten-year term and generally vest in 25% increments annually beginning on the first anniversary of the date of grant. In addition to stock option awards, the Company has granted restricted shares, deferred shares, performance-based restricted stock units and time-vested restricted stock units under the long-term incentive plan.

During 2015, 2014 and 2013, the Company recognized stock-based compensation expense of $6.6 million ($4.1 million after tax or $0.05 per diluted share), $13.7 million ($8.5 million after tax or $0.09 per diluted share) and $12.1 million ($7.6 million after tax or $0.08 per diluted share), respectively, for stock option awards.

The fair value of stock option awards granted during 2015, 2014 and 2013 was estimated at the date of grant using a Black-Scholes option-pricing method with the following assumptions:

	2015	2014	2013
Weighted-average fair value per option (Pre-Spinoff for 2014 and 2013)	$11.67	$23.09	$21.17
Risk-free interest rate	1.58%	1.64%	1.09%
Dividend yield	2.29%	1.75%	2.29%
Expected stock volatility	36.53%	50.96%	50.66%
Expected life - years	5	5	6
Historical information was the primary basis for the selection of the expected dividend yield, expected volatility and the expected lives of the options. The dividend yield was calculated based upon the last dividend prior to the grant compared to the trailing 12 months' daily stock prices. The risk-free interest rate was based upon yields of U.S. zero coupon issues with a term equal to the expected life of the option being valued. Forfeitures were estimated at 2.3%.

A summary of stock option award activity for the year ended December 31, 2015 is presented below:

	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding - beginning of year	3,168,363	$33.57
Granted - new awards	491,615	41.56
Exercised	(297,765)	22.35
Canceled or expired	(82,345)	40.95
Outstanding - end of year	3,279,868	$35.60	6 years	$5.9
Options expected to vest	3,257,113	$35.55	6 years	$5.9
Options exercisable	2,034,395	$32.41	5 years	$5.9
The total intrinsic value of stock option awards exercised during the years ended December 31, 2015, 2014 and 2013 was $5.6 million, $21.5 million and $25.2 million, respectively. Net cash proceeds from the exercise of stock option awards were $4.1 million, $16.8 million and $13.1 million, respectively. Income tax benefits were $1.3 million, $5.9 million and $8.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

In 2015, the Company issued 288,585 performance-based restricted stock units and 211,980 time-vesting restricted stock units to officers and key employees. These performance-based restricted stock units vest based on achievement of specified performance objectives and cliff-vest after 3 years. These performance-based restricted stock units settle in either cash or shares, with 8,580 shares expected to settle in cash and 280,005 expected to settle in shares. Time-vesting restricted stock units vest in 25% increments annually beginning on the first anniversary of the grant or cliff-vest after five years. Time-vesting restricted stock units also settle in either cash or shares, with 6,010 time-vesting restricted stock units expected to settle in cash and 205,970 time-vesting restricted stock units expected to settle in common shares. For time-vesting restricted stock units that are expected to settle in cash, the Company had $6.1 million and $15.3 million, accrued in salaries, wages and benefits as of December 31, 2015 and 2014, respectively, on the Consolidated Balance Sheets.

Note 13 - Stock Compensation Plans (continued)

A summary of stock award activity, including restricted shares, deferred shares, performance-based restricted stock units and time-vested restricted stock units that will settle in common shares, for the year ended December 31, 2015 is as follows:

	Number of Shares	Weighted-average Grant Date Fair Value
Outstanding - beginning of year	687,030	$39.61
Granted - new awards	485,975	41.39
Vested	(103,953)	36.37
Canceled or expired	(54,282)	41.44
Outstanding - end of year	1,014,770	$40.69
As of December 31, 2015, a total of 1,014,770 stock awards have been awarded that have not yet vested. The Company distributed 103,953, 171,135 and 221,542 shares in 2015, 2014 and 2013, respectively, due to the vesting of these awards. The shares awarded in 2015, 2014 and 2013 totaled 485,975, 520,912 and 111,640, respectively. The Company recognized compensation expense of $11.8 million, $10.1 million and $6.5 million, for the years ended December 31, 2015, 2014 and 2013, respectively, relating to restricted shares.

As of December 31, 2015, the Company had unrecognized compensation expense of $28.7 million related to stock option awards and restricted shares. The unrecognized compensation expense is expected to be recognized over a total weighted-average period of two years. The number of shares available for future grants for all plans at December 31, 2015 was 8,285,028.

Note 14 - Retirement Benefit Plans
The Company and its subsidiaries sponsor a number of defined benefit pension plans, which cover eligible employees, including certain employees in foreign countries. These plans are generally noncontributory. Pension benefits earned are generally based on years of service and compensation during active employment. The cash contributions for the Company’s defined benefit pension plans were $10.8 million, $21.1 million and $120.7 million in 2015, 2014 and 2013, respectively.
The following tables summarize the net periodic benefit cost information and the related assumptions used to measure the net periodic benefit cost for the years ended December 31:

	U.S. Plans			International Plans
	2015	2014	2013	2015	2014	2013
Components of net periodic benefit cost:
Service cost	$15.4	$21.5	$35.7	$2.2	$2.4	$2.8
Interest cost	45.6	98.3	116.2	12.3	17.7	18.5
Expected return on plan assets	(62.6)	(152.0)	(207.6)	(16.7)	(23.7)	(24.4)
Amortization of prior service cost	2.8	3.5	4.5	0.1	0.1	—
Amortization of net actuarial loss	31.1	55.6	109.2	5.2	5.3	7.6
Curtailment	—	—	—	0.6	—	—
Settlement	456.4	32.7	—	4.8	0.8	7.2
Special termination benefits	—	—	—	0.6	—	—
Less: Discontinued operations	—	(8.0)	(24.2)	—	0.4	0.4
Net periodic benefit cost	$488.7	$51.6	$33.8	$9.1	$3.0	$12.1

Assumptions	2015	2014	2013
U.S. Plans:
Discount rate	3.98% to 4.64%	4.68% / 5.02%	4.00%
Future compensation assumption	2.00% to 3.00%	2.00% to 3.00%	2.00% to 3.00%
Expected long-term return on plan assets	6.00%	7.25%	8.00%
International Plans:
Discount rate	1.50% to 8.75%	3.25% to 9.75%	2.75% to 9.00%
Future compensation assumption	2.20% to 8.00%	2.30% to 8.00%	2.30% to 8.00%
Expected long-term return on plan assets	2.25% to 9.25%	3.00% to 8.50%	3.25% to 8.50%
In 2015, the Company entered into two agreements pursuant to which two of the Company's U.S. defined benefit pension plans purchased group annuity contracts from Prudential. The two group annuity contracts require Prudential to pay and administer future pension benefits for approximately 8,400 U.S. Timken retirees in the aggregate. The Company transferred a total of approximately $1.1 billion of its pension obligations and a total of approximately $1.2 billion of pension assets to Prudential in these transactions. In addition to the purchase of the group annuity contracts, the Company made lump-sum distributions of $37.2 million to new retirees in the U.S. The Company also entered into an agreement pursuant to which one of the Company's Canadian defined benefit pension plans purchased a group annuity contract from Canada Life. The group annuity contract requires Canada Life to pay and administer future pension benefits for approximately 40 Canadian retirees. As a result of the group annuity contracts, lump-sum distributions, as well as pension settlement and curtailment charges related to the Company's Canadian pension plans, the Company incurred total pension settlement and curtailment charges of $465.0 million, including professional fees of $2.6 million, in 2015.

In 2014, the Company incurred pension settlement charges of $33.7 million, including professional fees, primarily to settle approximately $110 million of the Company's pension obligations related to one of its defined benefit pension plans in the U.S. as a result of the lump sum distributions for 2014 retirements and certain deferred vested plan participants.

Note 14 - Retirement Benefit Plans (continued)

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
For expense purposes in 2015, the Company applied a discount rate of 4.20% for one month of 2015 and a discount rate of 3.98% for eleven months for one of its U.S. defined benefit pension plans due to the remeasurement of the defined benefit pension plan as a result of the purchase of a group annuity contract in January 2015. For expense purposes in 2015, the Company applied a discount rate of 4.20% for eleven months of 2015 and a discount rate of 4.64% for one month for another of its U.S. defined benefit pension plans as a result of a remeasurement of the defined benefit pension plan due to the purchase of a group annuity contract in November 2015. For expense purposes in 2016, the Company will apply a discount rate of 4.69% to its U.S. defined benefit pension plans.
For expense purposes in 2015, the Company applied an expected rate of return of 6.00% for the Company’s U.S. pension plan assets. For expense purposes in 2016, the Company will apply an expected rate of return on plan assets of 5.75%. The reduction in expected rate of return on plan assets was due to the Company's move to a greater investment in fixed-income debt securities offset by a reduction in equity securities in an effort to de-risk the assets and maintain its overfunded status on U.S. pension plans.
The following tables set forth the change in benefit obligation, change in plan assets, funded status and amounts recognized on the Consolidated Balance Sheets for the defined benefit pension plans as of December 31, 2015 and 2014:

	U.S. Plans		International Plans
	2015	2014	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$1,703.9	$2,642.4	$415.7	$491.1
Service cost	15.4	21.5	2.2	2.4
Interest cost	45.6	98.3	12.3	17.7
Amendments	—	—	—	0.3
Actuarial losses (gains)	68.8	239.6	(31.6)	38.7
Employee contributions	—	—	—	0.3
International plan exchange rate change	—	—	(29.5)	(29.5)
Curtailment	—	—	0.5	—
Benefits paid	(100.9)	(234.6)	(17.6)	(23.5)
Special termination benefits	—	—	0.6	—
Settlements	(1,162.8)	—	(14.5)	—
Acquisitions	19.9	—	—	—
Spinoff of TimkenSteel	—	(1,063.3)	—	(81.8)
Benefit obligation at end of year	$589.9	$1,703.9	$338.1	$415.7

Note 14 - Retirement Benefit Plans (continued)

	U.S. Plans		International Plans
	2015	2014	2015	2014
Change in plan assets:
Fair value of plan assets at beginning of year	$1,772.4	$2,870.0	$349.4	$420.6
Actual return on plan assets	23.0	250.5	4.5	42.2
Employee contributions	—	—	—	0.3
Company contributions / payments	4.4	4.5	6.4	16.6
International plan exchange rate change	—	—	(23.6)	(21.2)
Acquisitions	17.6	—	—	—
Settlements	(1,162.8)	—	(14.5)	—
Benefits paid	(100.9)	(234.6)	(17.6)	(23.5)
Spinoff of TimkenSteel	—	(1,118.0)	—	(85.6)
Fair value of plan assets at end of year	553.7	1,772.4	304.6	349.4
Funded status at end of year	$(36.2)	$68.5	$(33.5)	$(66.3)

Amounts recognized on the Consolidated Balance Sheets:
Non-current assets	$69.0	$176.2	$17.3	$—
Current liabilities	(4.2)	(4.1)	(4.9)	(4.0)
Non-current liabilities	(101.0)	(103.6)	(45.9)	(62.3)
	$(36.2)	$68.5	$(33.5)	$(66.3)

Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$187.4	$566.5	$93.3	$132.3
Net prior service cost	9.1	11.9	0.5	0.7
Accumulated other comprehensive loss	$196.5	$578.4	$93.8	$133.0

Changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss (AOCL):
AOCL at beginning of year	$578.4	$865.4	$133.0	$142.7
Net actuarial loss (gain)	108.4	141.0	(18.9)	20.2
Prior service cost	—	—	—	0.3
Recognized net actuarial loss	(31.1)	(55.6)	(5.2)	(5.3)
Recognized prior service cost	(2.8)	(3.5)	(0.1)	(0.1)
Loss recognized due to curtailment	—	—	(0.6)	—
Loss recognized due to settlement	(456.4)	(32.7)	(4.8)	(0.8)
Foreign currency impact	—	—	(9.6)	(9.8)
TimkenSteel Spinoff	—	(336.2)	—	(14.2)
Total recognized in accumulated other comprehensive loss at December 31	$196.5	$578.4	$93.8	$133.0
The presentation in the above tables for amounts recognized in accumulated other comprehensive loss on the Consolidated Balance Sheets is before the effect of income taxes.

Note 14 - Retirement Benefit Plans (continued)

The following table summarizes assumptions used to measure the benefit obligation for the defined benefit pension plans at December 31:

Assumptions	2015	2014
U.S. Plans:
Discount rate	4.69%	4.20%
Future compensation assumption	2.00% to 3.00%	2.00% to 3.00%
International Plans:
Discount rate	2.00% to 8.50%	1.50% to 8.75%
Future compensation assumption	2.20% to 8.00%	2.20% to 8.00%
Defined benefit pension plans in the United States represent 64% of the benefit obligation and 65% of the fair value of plan assets as of December 31, 2015.
Certain of the Company’s defined benefit pension plans were overfunded as of December 31, 2015. As a result, $86.3 million and $176.2 million at December 31, 2015 and 2014, respectively, are included in non-current pension assets on the Consolidated Balance Sheets. The current portion of accrued pension cost, which was included in salaries, wages and benefits on the Consolidated Balance Sheets, was $9.1 million and $8.1 million at December 31, 2015 and 2014, respectively. In 2015, the current portion of accrued pension cost relates to unfunded plans and represents the actuarial present value of expected payments related to the plans to be made over the next 12 months.

The accumulated benefit obligation at December 31, 2015 exceeded the market value of plan assets for several of the Company’s pension plans. For these plans, the projected benefit obligation was $207.6 million, the accumulated benefit obligation was $196.8 million and the fair value of plan assets was $52.2 million at December 31, 2015.
The total pension accumulated benefit obligation for all plans was $0.9 billion and $2.1 billion at December 31, 2015 and 2014, respectively.
Investment performance increased the value of the Company’s pension assets by 0.6%.
As of December 31, 2015 and 2014, the Company’s defined benefit pension plans did not directly hold any of the Company’s common shares.
The estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $16.5 million and $1.7 million, respectively.

Plan Assets:
The Company’s target allocation for pension plan assets, as well as the actual pension plan asset allocations as of December 31, 2015 and 2014, was as follows:

	Current Target Allocation			Percentage of Pension Plan Assets at December 31,
Asset Category				2015	2014
Equity securities	6%	to	12%	15%	10%
Debt securities	70%	to	90%	63%	77%
Other	7%	to	15%	22%	13%
Total				100%	100%
The current asset allocation deviates from the target asset allocation due to the transfer of fixed income assets to Prudential in connection with the annuity purchase for one of the Company's US pension plans that was completed in November 2015. The Company intends to have the actual asset allocations in line with the target allocations by the conclusion of 2016.

Note 14 - Retirement Benefit Plans (continued)

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

The following table presents the fair value hierarchy for those investments of the Company’s pension assets measured at fair value on a recurring basis as of December 31, 2015:

	U.S. Pension Plans				International Pension Plans
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$65.9	$23.9	$42.0	$—	$31.0	$12.8	$18.2	$—
Government and agency securities	35.1	32.9	2.2	—	—	—	—	—
Corporate bonds - investment grade	56.0	—	56.0	—	3.0	—	3.0	—
Equity securities - U.S. companies	9.8	9.7	0.1	—	—	—	—	—
Equity securities - international companies	6.1	6.1	—	—	0.9	—	0.9	—
Common collective funds - domestic equities	13.0	—	13.0	—	—	—	—	—
Common collective funds - international equities	14.2	—	14.2	—	81.4	—	81.4	—
Common collective funds - fixed income	173.5	—	173.5	—	85.0	—	85.0	—
Common collective funds - other	—	—	—	—	103.3	—	103.3	—
Limited partnerships	52.8	—	—	52.8	—	—	—	—
Real estate partnerships	99.7	—	71.9	27.8	—	—	—	—
Risk parity	27.6	—	27.6	—	—	—	—	—
Total Assets	$553.7	$72.6	$400.5	$80.6	$304.6	$12.8	$291.8	$—

Note 14 - Retirement Benefit Plans (continued)

The table below sets forth a summary of changes in the fair value of the level 3 assets by fund for the year ended December 31, 2015:

	Limited Partnerships	Real Estate	Total
Beginning balance, January 1	$66.1	$27.8	$93.9
Purchases	0.6	7.0	7.6
Sales	(9.8)	(8.3)	(18.1)
Realized losses	(7.5)	(4.7)	(12.2)
Unrealized gains	3.4	6.0	9.4
Ending balance, December 31	$52.8	$27.8	$80.6

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

Note 14 - Retirement Benefit Plans (continued)

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
Cash Flows:

Employer Contributions to Defined Benefit Plans
2014	$21.1
2015	10.8
2016 (planned)	15.0

Future benefit payments, including lump sum distributions, are expected to be as follows:

Benefit Payments
2016	$94.5
2017	67.4
2018	59.5
2019	83.8
2020	63.2
2021-2025	331.6

Employee Savings Plans:
The Company sponsors defined contribution retirement and savings plans covering substantially all employees in the United States and employees at certain non-U.S. locations. The Company has contributed its common shares to certain of these plans based on formulas established in the respective plan agreements. At December 31, 2015, the plans held 4,116,090 of the Company’s common shares with a fair value of $117.7 million. Company contributions to the plans, including performance sharing, were $22.4 million in 2015, $26.1 million in 2014 and $28.5 million in 2013. The Company paid dividends totaling $4.2 million in 2015, $4.7 million in 2014 and $5.5 million in 2013 to plans holding the Company’s common shares. The Spinoff also resulted in a dividend of $81.9 million of TimkenSteel common shares in 2014 to plans holding the Company's common shares.

Note 15 - Postretirement Benefit Plans
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

The following tables summarize the net periodic benefit cost information and the related assumptions used to measure the net periodic benefit cost for the years ended December 31:

	2015	2014	2013
Components of net periodic benefit cost:
Service cost	$0.4	$1.3	$2.9
Interest cost	10.9	16.7	21.7
Expected return on plan assets	(7.1)	(8.5)	(11.1)
Amortization of prior service credit	0.8	1.0	(0.2)
Amortization of net actuarial loss	0.1	—	2.3
Less: discontinued operations	—	(3.1)	(6.4)
Net periodic benefit cost	$5.1	$7.4	$9.2

Assumptions:	2015	2014	2013
Discount rate	3.95%	4.33% / 4.59%	3.80%
Rate of return	6.25%	5.00%	5.00%
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

For expense purposes in 2015, the Company applied a discount rate of 3.95% to its postretirement benefit plans. For expense purposes in 2016, the Company will apply a discount rate of 4.39% to its postretirement benefit plans.

For expense purposes in 2015, the Company applied an expected rate of return of 6.25% to the VEBA trust assets. For expense purposes in 2016, the Company will apply an expected rate of return of 6.00% to the VEBA trust assets.

The following tables set forth the change in benefit obligation, change in plan assets, funded status and amounts recognized on the Consolidated Balance Sheets of the postretirement benefit plans as of December 31, 2015 and 2014:

	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of year	$284.6	$515.6
Service cost	0.4	1.3
Interest cost	10.9	16.7
Actuarial (gains) losses	(7.7)	18.0
International plan exchange rate change	(0.3)	(0.1)
Benefits paid	(26.3)	(37.1)
Spinoff of TimkenSteel	—	(229.8)
Acquisition	1.1	—
Benefit obligation at end of year	$262.7	$284.6

Note 15 - Postretirement Benefit Plans (continued)

	2015	2014
Change in plan assets:
Fair value of plan assets at beginning of year	$120.7	$240.1
Company contributions / payments	19.0	49.4
Return on plan assets	(1.3)	12.2
Benefits paid	(26.3)	(37.1)
Spinoff of TimkenSteel	—	(143.9)
Fair value of plan assets at end of year	112.1	120.7
Funded status at end of year	$(150.5)	$(163.9)

Amounts recognized on the Consolidated Balance Sheets:
Current liabilities	$(14.4)	$(22.1)
Non-current liabilities	(136.1)	(141.8)
	$(150.5)	$(163.9)

Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$19.2	$18.5
Net prior service cost	2.1	3.0
Accumulated other comprehensive loss	$21.3	$21.5

Changes in plan assets and benefit obligations recognized in AOCL:
AOCL at beginning of year	$21.5	$13.3
Net actuarial loss	0.7	14.3
Recognized net actuarial loss	(0.1)	—
Recognized prior service credit	(0.8)	(1.0)
Spinoff of TimkenSteel	—	(5.1)
Total recognized in accumulated other comprehensive loss at December 31	$21.3	$21.5
The presentation in the above tables for amounts recognized in accumulated other comprehensive loss on the Consolidated Balance Sheets is before the effect of income taxes.

The following table summarizes assumptions used to measure the benefit obligation for the postretirement benefit plans at December 31:

Assumptions:	2015	2014
Discount rate	4.39%	3.95%
The current portion of accrued postretirement benefit cost, which was included in salaries, wages and benefits on the Consolidated Balance Sheets, was $14.4 million and $22.1 million at December 31, 2015 and 2014, respectively. In 2015, the current portion of accrued postretirement benefit cost related to unfunded plans and represented the actuarial present value of expected payments related to the plans to be made over the next 12 months.

The estimated net actuarial loss and prior service cost for the postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $0.1 million and $1.0 million of expense, respectively.

For measurement purposes, the Company assumed a weighted-average annual rate of increase in the per capita cost (health care cost trend rate) for medical benefits of 6.75% for 2015, declining gradually to 5.0% in 2023 and thereafter; and 6.75% for 2015, declining gradually to 5.0% in 2023 and thereafter for prescription drug benefits; and 8.75% for 2015, declining gradually to 5.0% in 2031 and thereafter for HMO benefits. Most of the Company's postretirement plans include caps that limit the amount of the benefit provided by the Company to participants each year, which lessens the impact of health care inflation costs to the Company.

Note 15 - Postretirement Benefit Plans (continued)

The assumed health care cost trend rate may have a significant effect on the amounts reported. A one percentage point increase in the assumed health care cost trend rate would have increased the 2015 total service and interest cost components by $0.3 million and would have increased the postretirement benefit obligation by $6.4 million. A one percentage point decrease would provide corresponding reductions of $0.2 million and $5.7 million, respectively.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) provides for prescription drug benefits under Medicare Part D and contains a subsidy to plan sponsors who provide “actuarially equivalent” prescription plans. The Company’s actuary determined that the prescription drug benefit provided by the Company’s postretirement plan is considered to be actuarially equivalent to the benefit provided under the Medicare Act. In accordance with ASC Topic 715, “Compensation – Retirement Benefits,” all measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes reflect the effects of the Medicare Act on the plan for the entire fiscal year. The 2015 expected subsidy was $1.8 million, of which zero was received prior to December 31, 2015.

Plan Assets:
The Company’s target allocation for the VEBA trust assets, as well as the actual VEBA trust asset allocation as of December 31, 2015 and 2014, was as follows:

	Current Target Allocation			Percentage of VEBA Assets at December 31,
Asset Category				2015	2014
Equity securities	34%	to	46%	42%	51%
Debt securities	54%	to	66%	58%	49%
Total				100%	100%
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

The following table presents the fair value hierarchy for those investments of the Company’s VEBA trust assets measured at fair value on a recurring basis as of December 31, 2015:

	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$3.0	$—	$3.0	$—
Common collective fund - U.S. equities	28.2	—	28.2	—
Common collective fund - international equities	18.3	—	18.3	—
Common collective fund - fixed income	62.6	—	62.6	—
Total Assets	$112.1	$—	$112.1	$—

Note 15 - Postretirement Benefit Plans (continued)

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

Cash Flows:
Employer Contributions to the VEBA Trust:

2014	$20.0
2015	—
2016 (planned)	—

Future benefit payments are expected to be as follows:

	Gross	Expected Medicare Subsidies	Net Including Medicare Subsidies
2016	$29.0	$1.7	$27.3
2017	27.7	1.7	26.0
2018	26.5	1.7	24.8
2019	25.1	1.7	23.4
2020	23.7	1.7	22.0
2021-2025	101.4	7.8	93.6

Note 16 - Segment Information
The Company operates under two reportable segments: (1) Mobile Industries and (2) Process Industries.

Description of types of products and services from which each reportable segment derives its revenues:
The Company's reportable segments are business units that target different industry sectors. While the segments often operate using a shared infrastructure, each reportable segment is managed to address specific customer needs in these diverse market segments.

Mobile Industries offers an extensive portfolio of bearings, seals, lubrication devices and systems, as well as power transmission components, engineered chain, augers, belts and related products and maintenance services, to OEMs and end users of: off-highway equipment for the agricultural, construction, mining, outdoor power equipment and powersports markets; on-highway vehicles including passenger cars, light trucks and medium- and heavy-duty trucks; rail cars and locomotives. Beyond service parts sold to OEMs, aftermarket sales to individual end users, equipment owners, operators and maintenance shops are handled through the Company's extensive network of authorized automotive and heavy-truck distributors, and include hub units, specialty kits and more. Mobile Industries also provides power transmission systems and flight-critical components for civil and military aircraft, which include bearings, helicopter transmission systems, rotor-head assemblies, turbine engine components, gears and housings.

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

Timken’s non-U.S. operations are subject to normal international business risks not generally applicable to a domestic business. These risks include currency fluctuation, changes in tariff restrictions, difficulties in establishing and maintaining relationships with local distributors and dealers, import and export licensing requirements, difficulties in staffing and managing geographically diverse operations and restrictive regulations by foreign governments, including price and exchange controls, compliance with a variety of foreign laws and regulations, including unexpected changes in taxation and environmental regulatory requirements, and disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the FCPA.

Note 16 - Segment Information (continued)

Geographic Financial Information:

	2015	2014	2013
Net sales:
United States	$1,566.1	$1,623.6	$1,663.0
Americas excluding United States	339.7	378.1	349.4
Europe / Middle East / Africa	496.7	559.8	564.4
Asia-Pacific	469.8	514.7	458.6
	$2,872.3	$3,076.2	$3,035.4
Property, Plant and Equipment, net:
United States	$446.7	$443.5	$497.1
Americas excluding United States	10.6	13.9	14.7
Europe / Middle East / Africa	92.5	96.2	105.5
Asia-Pacific	228.0	226.9	238.5
	$777.8	$780.5	$855.8

Business Segment Information:
The following tables provide segment financial information and a reconciliation of segment results to consolidated results:

	2015	2014	2013
Net sales to external customers:
Mobile Industries	$1,558.3	$1,685.4	$1,775.8
Process Industries	1,314.0	1,390.8	1,259.6
	$2,872.3	$3,076.2	$3,035.4
Segment EBIT:
Mobile Industries	$173.3	$65.6	$193.7
Process Industries	190.2	267.1	189.3
Total EBIT, for reportable segments	$363.5	$332.7	$383.0
Unallocated corporate expenses	(57.4)	(71.4)	(70.4)
Unallocated pension settlement charges	(465.0)	(33.0)	—
Interest expense	(33.4)	(28.7)	(24.4)
Interest income	2.7	4.4	1.9
(Loss) income from continuing operations before income taxes	$(189.6)	$204.0	$290.1

	2015	2014
Assets employed at year-end:
Mobile Industries	$1,240.8	$1,373.8
Process Industries	1,227.4	1,209.6
Corporate	317.1	418.0
	$2,785.3	$3,001.4

Note 16 - Segment Information (continued)

	2015	2014	2013
Capital expenditures:
Mobile Industries	$47.5	$55.7	$48.2
Process Industries	57.5	70.1	80.3
Corporate	0.6	1.0	5.1
	$105.6	$126.8	$133.6
Depreciation and amortization:
Mobile Industries	$61.4	$65.7	$71.4
Process Industries	68.1	68.8	67.9
Corporate	1.3	2.5	3.1
	$130.8	$137.0	$142.4
Corporate assets include corporate buildings and cash and cash equivalents.

Note 17 - Income Taxes
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

(Loss) income from continuing operations before income taxes:

	2015	2014	2013
United States	$(307.7)	$39.5	$189.4
Non-United States	118.1	164.5	100.7
(Loss) income from continuing operations before income taxes	$(189.6)	$204.0	$290.1
The (benefit) provision for income taxes consisted of the following:

	2015	2014	2013
Current:
Federal	$26.8	$61.1	$96.8
State and local	5.4	2.8	11.5
Foreign	16.3	44.1	39.3
	$48.5	$108.0	$147.6
Deferred:
Federal	$(146.1)	$(46.9)	$(35.7)
State and local	(13.1)	(4.4)	1.8
Foreign	(10.9)	(2.0)	0.9
	$(170.1)	$(53.3)	$(33.0)
United States and foreign tax (benefit) expense on (loss) income	$(121.6)	$54.7	$114.6
The Company made net income tax payments of $83.3 million, $111.6 million and $98.9 million in 2015, 2014 and 2013, respectively.

The following table is the reconciliation between the (benefit) provision for income taxes and the amount computed by applying the U.S. Federal income tax rate of 35% to income before taxes:

	2015	2014	2013
Income tax at the U.S. federal statutory rate	$(66.4)	$71.4	$101.5
Adjustments:
State and local income taxes, net of federal tax benefit	(4.9)	(0.3)	8.4
Tax on foreign remittances and U.S. tax on foreign income	13.8	19.6	41.0
Tax expense related to undistributed earnings of foreign subsidiaries	—	(8.7)	8.7
Foreign losses without current tax benefits	5.3	4.3	9.5
Foreign earnings taxed at different rates including tax holidays	(11.0)	(15.7)	(3.9)
U.S. domestic manufacturing deduction	(4.5)	(6.6)	(8.8)
U.S. foreign tax credit	(22.4)	(15.1)	(25.9)
U.S. research tax credit	(1.1)	(1.0)	(3.2)
Accruals and settlements related to tax audits	(5.9)	12.8	(10.8)
Reversal of valuation allowance	(34.7)	—	—
Deferred taxes related to branch operations	11.6	—	—
Other items, net	(1.4)	(6.0)	(1.9)
(Benefit) provision for income taxes	$(121.6)	$54.7	$114.6
Effective income tax rate	64.1%	26.8%	39.5%

Note 17 - Income Taxes (continued)

In connection with various investment arrangements, the Company has been granted a “holiday” from income taxes for one affiliate in Asia for 2015, 2014 and 2013. These agreements began to expire at the end of 2010, with full expiration in 2018. In total, the agreements reduced income tax expense by $1.3 million in 2015, $1.3 million in 2014 and $0.7 million in 2013. These savings resulted in an increase to earnings per diluted share of approximately $0.01 in 2015, approximately $0.01 in 2014 and approximately $0.01 in 2013.
Income tax expense includes U.S. and international income taxes. At December 31, 2015 and December 31, 2014, the total amount of earnings planned to be reinvested outside of the U.S. were approximately $547.6 million and $486.7 million, respectively. The Company has determined that U.S. earnings are sufficient to cover U.S. cash needs for operations and foreign earnings will be reinvested outside the U.S. The Company intends to continue to make substantial investments to support the ongoing development and growth of our international operations. It is not practicable to calculate the deferred taxes that could be associated with the earnings indefinitely reinvested outside the U.S.; however, foreign tax credits would be available to reduce federal income taxes in the event of distribution.
The effect of temporary differences giving rise to deferred tax assets and liabilities at December 31, 2015 and 2014 was as follows:

	2015	2014
Deferred tax assets:
Accrued postretirement benefits cost	$72.3	$91.4
Accrued pension cost	36.3	16.3
Other employee benefit accruals	10.9	16.9
Tax loss and credit carryforwards	100.3	117.9
Other, net	40.0	60.0
Valuation allowances	(83.7)	(145.4)
	$176.1	$157.1
Deferred tax liabilities - principally depreciation and amortization	(113.8)	(100.3)
Net deferred tax assets	$62.3	$56.8
The Company has a U.S. foreign tax credit carryforward of $2.0 million that will begin to expire in 2023, and U.S. state and local credit carryforwards of $0.8 million, portions of which will expire in 2016. The Company also has U.S. state and local loss carryforwards with tax benefits totaling $1.5 million, portions of which will expire at the end of 2016. In addition, the Company has loss carryforwards in various non-U.S. jurisdictions with tax benefits totaling $95.9 million having various expiration dates, as well as tax credit carryforwards of $0.1 million. The Company has provided valuation allowances of $68.9 million against certain of these carryforwards. The majority of the non-U.S. loss carryforwards represent local country net operating losses for branches of the Company or entities treated as branches of the Company under U.S. tax law. Tax benefits have been recorded for these losses in the United States. The related local country net operating loss carryforwards are offset fully by valuation allowances. In addition to loss and credit carryforwards, the Company has provided valuation allowances of $14.8 million against other deferred tax assets.
As of December 31, 2015, the Company had $50.4 million of total gross unrecognized tax benefits. Included in this amount was $38.0 million of unrecognized tax benefits that would favorably impact the Company’s effective income tax rate in any future periods if such benefits were recognized. As of December 31, 2015, the Company anticipates a decrease in its unrecognized tax positions of approximately $35.0 million to $40.0 million during the next 12 months. The anticipated decrease is primarily due to settlements with tax authorities and the expiration of various statutes of limitation. As of December 31, 2015, the Company had accrued $12.2 million of interest and penalties related to uncertain tax positions. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense.

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

Note 17 - Income Taxes (continued)

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

The following table reconciles the Company’s total gross unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Beginning balance, January 1	$57.5	$49.5	$112.6
Tax positions related to the current year:
Additions	6.5	0.7	9.3
Tax positions related to prior years:
Additions	5.0	14.7	6.9
Reductions	(4.0)	(3.5)	(1.4)
Settlements with tax authorities	(14.6)	(3.0)	(77.9)
Lapses in statutes of limitation	—	(0.9)	—
Ending balance, December 31	$50.4	$57.5	$49.5
During 2015, gross unrecognized tax benefits decreased primarily due to settlements with tax authorities related to various prior year tax matters, including certain U.S. federal taxes, U.S. state and local taxes and taxes related to the Company’s international operations. These decreases were partially offset by accruals related to prior year tax matters, including certain U.S. federal taxes, U.S. state and local taxes and taxes related to the Company’s international operations.
During 2014, gross unrecognized tax benefits decreased primarily due to net reductions related to various current year and prior year tax matters, including settlement of tax matters with government authorities and taxes related to the Company’s international operations. These decreases were partially offset by additions related to prior year tax matters, including certain U.S. federal taxes, U.S. state and local taxes and taxes related to the Company’s international operations.
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
As of December 31, 2015, the Company was subject to examination by the IRS for tax years 2012 to the present. The Company was also subject to tax examination in various U.S. state and local tax jurisdictions for tax years 2006 to the present, as well as various foreign tax jurisdictions, including China, France, Germany, Italy, Mexico and India for tax years 2002 to the present. The current portion of the Company’s unrecognized tax benefits was presented on the Consolidated Balance Sheets within income taxes payable, and the non-current portion was presented as a component of other non-current liabilities.

Note 18 - Fair Value
The following tables present the fair value hierarchy for those assets and liabilities on the Consolidated Balance Sheet measured at fair value on a recurring basis as of December 31, 2015 and 2014:

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$129.6	$110.2	$19.4	$—
Restricted cash	0.2	—	0.2	—
Short-term investments	9.7	—	9.7	—
Foreign currency hedges	8.2	—	8.2	—
Total Assets	$147.7	$110.2	$37.5	$—
Liabilities:
Foreign currency hedges	$0.4	$—	$0.4	$—
Total Liabilities	$0.4	$—	$0.4	$—

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$278.8	$155.6	$123.2	$—
Restricted cash	15.3	—	15.3	—
Short-term investments	8.4	—	8.4	—
Foreign currency hedges	12.4	—	12.4	—
Total Assets	$314.9	$155.6	$159.3	$—
Liabilities:
Foreign currency hedges	$0.3	$—	$0.3	$—
Total Liabilities	$0.3	$—	$0.3	$—
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
The Company does not believe it has significant concentrations of risk associated with the counterparts to its financial instruments.
The following table presents those assets measured at fair value on a nonrecurring basis for the year ended December 31, 2015 using Level 3 inputs:

	Carrying Value	Fair Value Adjustment	Fair Value
Long-lived assets held for sale:
Repair business in Niles, Ohio	$5.8	$(3.0)	$2.8
Total long-lived assets held for sale	$5.8	$(3.0)	$2.8

Long-lived assets held and used:
Fixed assets	$0.8	$(0.3)	$0.5
Total long-lived assets held and used	$0.8	$(0.3)	$0.5

Note 18 - Fair Value (continued)

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

Long-lived assets held and used:
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

On September 8, 2014, the Company announced plans to restructure its former rated substantially all aerospace activities into Mobile Industries under the direction of its Group President; (2) sold the assets of its aerospace engine overhaul business, located in Mesa, Arizona, during the fourth quarter of 2014; (3) evaluated strategic alternatives for its aerospace MRO parts business, also located in Mesa; and (4) announced plans to close its aerospace bearing facility located in Wolverhampton, U.K. by early 2016, rationalizing the capacity into existing facilities.

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

Note 18 - Fair Value (continued)

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

Financial Instruments:
The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, net, accounts payable, trade, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, net, accounts payable, trade and short-term borrowings are a reasonable estimate of their fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $521.5 million and $558.6 million at December 31, 2015 and 2014, respectively. The carrying value of this debt was $520.4 million and $521.4 million at December 31, 2015 and 2014, respectively.

Note 19 - Derivative Instruments and Hedging Activities
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

The Company does not purchase or hold any derivative financial instruments for trading purposes. As of December 31, 2015 and 2014, the Company had approximately $235.7 million and $194.1 million, respectively, of outstanding foreign currency forward contracts at notional value. Refer to Note 18 – Fair Value for the fair value disclosure of derivative financial instruments.

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

The maximum length of time over which the Company hedges it exposure to the variability in future cash flows for forecasted transactions is generally eighteen months or less.

Note 19 - Derivative Instruments and Hedging Activities (continued)

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

		Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value at 12/31/15	Fair Value at 12/31/14	Fair Value at 12/31/15	Fair Value at 12/31/14
Foreign currency forward contracts	Other non-current assets/liabilities	$2.2	$0.6	$0.2	$—
Total derivatives designated as hedging instruments		2.2	0.6	0.2	—

Derivatives not designated as hedging instruments
Foreign currency forward contracts	Other non-current assets/liabilities	6.0	11.8	0.2	0.3

Total Derivatives		$8.2	$12.4	$0.4	$0.3

The following tables present the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Amount of gain or (loss) recognized in Other Comprehensive Income (loss)(OCI) on derivative instruments
	Twelve Months Ended December 31,
Derivatives in cash flow hedging relationships	2015	2014	2013
Foreign currency forward contracts	$3.0	$1.3	$0.7
Interest rate swaps	—	(2.1)	—
Total	$3.0	$(0.8)	$0.7

	Amount of gain or (loss) reclassified from Accumulated Other Comprehensive (loss) Income (AOCI) into income (effective portion)
	Twelve Months Ended December 31,
Derivatives in cash flow hedging relationships	2015	2014	2013
Foreign currency forward contracts	$1.5	$0.2	$0.4
Interest rate swaps	(0.3)	(0.1)	—
Total	$1.2	$0.1	$0.4

Note 19 - Derivative Instruments and Hedging Activities (continued)

		Amount of gain or (loss) recognized in income on derivative instruments
		Twelve Months Ended December 31,
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivative	2015	2014	2013
Foreign currency forward contracts	Other (expense) income, net	$(5.7)	$19.1	$(7.6)
Total		$(5.7)	$19.1	$(7.6)

Note 20 - Research and Development
The Company performs research and development under Company-funded programs and under contracts with the federal government and others. Expenditures committed to research and development amounted to $32.6 million, $38.8 million and $39.3 million in 2015, 2014 and 2013, respectively. Of these amounts, approximately zero, $0.3 million and $0.4 million, respectively, were funded by others. Expenditures may fluctuate from year-to-year depending on special projects and needs.

Note 21 - Quarterly Financial Data
(Unaudited)

	2015
	1st	2nd	3rd	4th	Total
Net sales	$722.5	$728.0	$707.4	$714.4	$2,872.3
Gross profit	202.5	205.1	195.4	190.9	793.9
Impairment and restructuring charges (1)	6.2	1.4	4.4	2.7	14.7
Gain (loss) on divestiture(2)	—	0.3	—	(29.0)	(28.7)
Pension settlement charges (3)	215.2	4.4	3.6	241.8	465.0
Net (loss) income (4)	(134.8)	37.7	64.5	(35.4)	(68.0)
Net income attributable to noncontrolling interests	0.4	1.0	1.1	0.3	2.8
Net (loss) income attributable to The Timken Company	(135.2)	36.7	63.4	(35.7)	(70.8)
Net (loss) income per share - Basic:	$(1.54)	$0.43	$0.76	$(0.44)	$(0.84)
Net (loss) income per share - Diluted:	$(1.54)	$0.43	$0.75	$(0.44)	$(0.84)
Dividends per share	$0.25	$0.26	$0.26	$0.26	$1.03

	2014
	1st	2nd	3rd	4th	Total
Net sales	$736.8	$789.2	$788.0	$762.2	$3,076.2
Gross profit(5)	218.1	233.6	225.5	220.8	898.0
Impairment and restructuring charges (6)	3.2	5.4	99.4	5.4	113.4
Pension settlement charges (7)	0.7	—	—	33.0	33.7
Income (loss) from continuing operations	60.3	57.6	(10.2)	41.6	149.3
Income (loss) from discontinued operations	23.5	6.2	(11.0)	5.3	24.0
Net income (loss) (8)	83.8	63.8	(21.2)	46.9	173.3
Net income attributable to noncontrolling interests	0.3	1.1	0.7	0.4	2.5
Net income (loss) attributable to The Timken Company	83.5	62.7	(21.9)	46.5	170.8
Net income (loss) per share - Basic:
Income (loss) from continuing operations	$0.64	$0.62	$(0.12)	$0.46	$1.62
Income (loss) from discontinuing operations	0.26	0.07	(0.12)	0.06	0.27
Total net income (loss) per share	$0.90	$0.69	$(0.24)	$0.52	$1.89
Net income (loss) per share - Diluted:
Income (loss) from continuing operations	$0.64	$0.61	$(0.12)	$0.46	$1.61
Income (loss) from discontinued operations	0.26	0.07	(0.12)	0.06	0.26
Total net income (loss) per share	$0.90	$0.68	$(0.24)	$0.52	$1.87
Dividends per share	$0.25	$0.25	$0.25	$0.25	$1.00
Earnings per share are computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

(1)
Impairment and restructuring charges for the first quarter of 2015 included exit costs of $3.1 million, impairment charges of $2.7 million and severance and related benefit costs of $0.4 million. Impairment and restructuring charges for the third quarter of 2015 included severance and related benefits of $4.3 million and exit costs of $0.1 million.

(2)	Gain on divestitures in the fourth quarter of 2015 included a gain of $29.0 million on the sale of Alcor located in Mesa, Arizona.

Note 21 - Quarterly Financial Data (continued)

(3)
Pension settlement charges in the first and fourth quarters of 2015 related to two agreements pursuant to which two of the Company's U.S. defined benefit pension plans purchased group annuity contracts from Prudential, which require Prudential to pay and administer future benefits for a total of approximately 8,400 U.S. Timken retirees in the aggregate, as well as lump sum distributions to new retirees during 2015. Pension settlement charges of $215.2 million were recorded during the first quarter of 2015 and pension settlement charges of $241.8 million were recorded during the fourth quarter of 2015.

(4)
The net loss attributable to the Company for the fourth quarter of 2015 included a charge of $9.7 million ($6.1 million, or $0.07 per share, after-tax) due to the correction of an error. Refer to Note 8 - Property, Plant and Equipment for additional information.

(5)	Gross profit for the third quarter of 2014 included an inventory valuation adjustment of $18.7 million related to the Company's Mobile Industries segment.

(6)
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

(7)
Pension settlement charges for the fourth quarter of 2014 primarily related to the settlement of approximately $110 million of pension obligation for one of the Company's U.S. defined benefit pension plans.

(8)	Net income for the first quarter of 2014 included a gain of $22.6 million on the sale of real estate in Sao Paulo.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of The Timken Company and subsidiaries

We have audited the accompanying consolidated balance sheets of The Timken Company and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Timken Company and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company has adopted ASU 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Timken Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, Ohio
February 24, 2016

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
There have been no changes during the Company’s fourth quarter of 2015 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Timken management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment under COSO’s “Internal Control-Integrated Framework (2013 framework),” management believes that, as of December 31, 2015, Timken’s internal control over financial reporting is effective.
On September 1, 2015, the Company completed the acquisition of the Belts business. As permitted by SEC guidance, the scope of Timken's evaluation of internal control over financing reporting as of December 31, 2015 did not include the internal control over financial reporting of the Belts business. The results of the Belts business are included in the Company's consolidated financial statements beginning September 1, 2015. The total assets of the Belts business represented eight percent of the Company's total assets at December 31, 2015. Net sales of the Belts business represented one percent of the Company's consolidated net sales for the year then ended and four percent of net loss for the year then ended. The Company will include the Belts business in the Company's internal control over financial reporting assessment as of December 31, 2016.
Ernst & Young LLP, independent registered public accounting firm, has issued an audit report on our assessment of Timken’s internal control over financial reporting as of December 31, 2015, which is presented below.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of The Timken Company and subsidiaries

We have audited The Timken Company and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Timken Company and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Report of Management on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Carlstar Belt, which is included in the 2015 consolidated financial statements of The Timken Company and subsidiaries and constituted 8% and 15% of total and net assets, respectively, as of December 31, 2015 and 1% and 4% of revenues and net loss, respectively for the year then ended. Our audit of internal control over financial reporting of The Timken Company and subsidiaries also did not include an evaluation of the internal control over financial reporting of Carlstar Belt.

In our opinion, The Timken Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Timken Company and subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of The Timken Company and subsidiaries and our report dated February 24, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Cleveland, Ohio
February 24, 2016

Item 9B. Other Information
Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
Required information is set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement filed in connection with the annual meeting of shareholders to be held on or about May 10, 2016 (the "Proxy Statement"), and is incorporated herein by reference. Information regarding the executive officers of the registrant is included in Part I hereof. Information regarding the Company’s Audit Committee and its Audit Committee Financial Expert is set forth under the caption “Audit Committee” in the Proxy Statement, and is incorporated herein by reference.

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

Item 11. Executive Compensation
Required information is set forth under the captions “Compensation Discussion and Analysis,” “2015 Summary Compensation Table,” “2015 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2015 Year-End,” “2015 Option Exercises and Stock Vested,” “Pension Benefits,” “2015 Pension Benefits Table,” “2015 Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change-in-Control,” “Director Compensation,” “Compensation Committee,” and “Compensation Committee Report” in the Proxy Statement, and is incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services
Required information regarding fees paid to and services provided by the Company’s independent auditor during the years ended December 31, 2015 and 2014 and the pre-approval policies and procedures of the Audit Committee of the Company’s Board of Directors is set forth under the caption “Auditors” in the Proxy Statement, and is incorporated herein by reference.

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

(4.1)
Third Amended and Restated Credit Agreement, dated as of June 19, 2015, by and among: The Timken Company; Bank of America, N.A. and KeyBank National Association as Co-Administrative Agents; KeyBank National Association as Paying Agent, L/C Issuer and Swing Line Lender; and the other Lenders party thereto, was filed on June 23, 2015 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

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

(10.6)
The Timken Company 2011 Long-Term Incentive Plan, as amended and restated as of February 13, 2015 for directors, officers and other key employees as approved by the shareholders on May 7, 2015 was filed on March 27, 2015 with Definitive Proxy Statement on Schedule 14A (Commission File No. 1-1169) and is incorporated herein by reference.

Management Contracts and Compensation Plans

(10.7)
Amended and Restated Supplemental Pension Plan of The Timken Company, amended and restated effective as of January 1, 2011, was filed on February 17, 2012 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.8)
The Timken Company Senior Executive Management Performance Plan, as amended and restated as of February 13, 2015 and approved by shareholders on May 7, 2015, was filed on March 27, 2015 with Definitive Proxy Statement on Schedule 14A (Commission File No. 1-1169) and is incorporated herein by reference.

(10.9)	Form of Severance Agreement (for Executive Officers appointed on or after November 12, 2015), as adopted on November 12, 2015, is attached hereto as Exhibit 10.1.

(10.10)	Form of Severance Agreement as adopted on December 9, 2010 was filed on February 22, 2011 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

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

(10.14)
Form of Amended and Restated Employee Excess Benefits Agreement entered into with certain Executive Officers and certain key employees of the Company, was filed on February 26, 2009 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference

(10.15)
Form of Amended and Restated Employee Excess Benefits Agreement entered into with certain Executive Officers and certain key employees of the Company, was filed on February 26, 2009 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

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

(10.19)
Form of Amendment No. 1 to The Amended and Restated Employee Excess Benefits Agreement entered into with the Chief Executive Officer, as adopted December 8, 2011, was filed on February 17, 2012 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.20)
Form of Amendment No. 2 to The Amended and Restated Employee Excess Benefits Agreement entered into with the Chief Executive Officer, as adopted December 8, 2011, was filed on February 17, 2012 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.21)
Form of Nonqualified Stock Option Agreement for nontransferable options without dividend credit, as adopted on April 17, 2001, was filed on May 14, 2001 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.22)	Form of Nonqualified Stock Option Agreement for transferable options for Officers, as adopted on August 12, 2015, is attached hereto as Exhibit 10.2.

(10.23)
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

(10.27)
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

(10.30)	Form of Restricted Shares Agreement, as adopted on November 6, 2008, was filed on February 17, 2012 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.31)
Form of Restricted Share Agreement for Non-Employee Directors, as adopted on December 8, 2011, was filed on February 17, 2012 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.32)	Form of Restricted Share Agreement for Non-Employee Directors (ratable vesting over five years), as adopted on August 12, 2015, is attached hereto as Exhibit 10.3.

(10.33)	Form of Restricted Share Agreement for Non-Employee Directors (one year vesting), as adopted on February 12, 2015, is attached hereto as Exhibit 10.4.

(10.34)	Form of Performance Unit Agreement, as adopted on February 4, 2008, was filed on February 7, 2008 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.35)	Form of Performance Shares Agreement was filed on February 11, 2010 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.36)	Form of Deferred Shares Agreement, as adopted on February 2, 2009, was filed on February 17, 2012 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.37)
Form of Deferred Shares Agreement entered into with employees after January 1, 2012, as adopted on December 8, 2011, was filed on February 17, 2012 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.38)	Form of Deferred Shares Agreement (five year cliff vesting) entered into with employees after August 12, 2015, as adopted on August 12, 2015, is attached hereto as Exhibit 10.5.

(10.39)	Form of Deferred Shares Agreement (three year cliff vesting) entered into with employees after November 12, 2015, as adopted on November 12, 2015, is attached hereto as Exhibit 10.6.

(10.40)	Form of Performance-Based Restricted Stock Unit Agreement entered into with key employees was filed on May 2, 2012 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

(10.41)	Form of Time-Based Restricted Stock Unit Agreement entered into with key employees was filed on May 2, 2012 with Form 10-Q (Commission File No. 1-1169) and is incorporated herein by reference.

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

(10.44)
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

(10.48)
Noncompetition Agreement between The Timken Company and TimkenSteel Corporation, dated June 30, 2014 was filed on July 3, 2014 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.49)
Registration Rights Agreement between The Timken Company and TimkenSteel Corporation, dated August 20, 2014 was filed on August 20, 2014 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

Listing of Exhibits (continued)

10.1	Severance Agreement

10.2	Non-Qualified Stock Option Agreement

10.3	Restricted Shares Agreement for Nonemployee Directors (5 year vesting)

10.4	Restricted Shares Agreement for Nonemployee Directors (1 year vesting)

10.5	Deferred Shares Agreement (5 year cliff vesting)

10.6	Deferred Shares Agreement (3 year cliff vesting)

(12)	Computation of Ratio of Earnings to Fixed Charges.

(21)	A list of subsidiaries of the Registrant.

(23)	Consent of Independent Registered Public Accounting Firm.

(24)	Power of Attorney.

(31.1)	Principal Executive Officer's Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Principal Financial Officer's Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)
Financial statements from the Annual Report on Form 10-K of The Timken Company for the year ended December 31, 2015, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE TIMKEN COMPANY

By: /s/ Richard G. Kyle	By: /s/ Philip D. Fracassa
Richard G. Kyle	Philip D. Fracassa
President, Chief Executive Officer and Director	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)
Date: February 24, 2016	Date: February 24, 2016

By: /s/ J. Ted Mihaila
J. Ted Mihaila
Senior Vice President and Controller
(Principal Accounting Officer)
Date: February 24, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Maria A. Crowe *	By: /s/ Joseph W. Ralston *
Maria A. Crowe, Director	Joseph W. Ralston, Director
Date: February 24, 2016	Date: February 24, 2016

By: /s/ Richard G. Kyle *	By: /s/ John P. Reilly *
Richard G. Kyle, Director	John P. Reilly, Director
Date: February 24, 2016	Date: February 24, 2016

By: /s/ John A. Luke, Jr.*	By: /s/ Frank C. Sullivan *
John A. Luke, Jr., Director	Frank C. Sullivan, Director
Date: February 24, 2016	Date: February 24, 2016

By: /s/ Christopher L. Mapes*	By: /s/ John M. Timken, Jr.*
Christopher L. Mapes, Director	John M. Timken, Jr., Director
Date: February 24, 2016	Date: February 24, 2016

By: /s/ James F. Palmer*	By: /s/ Ward J. Timken, Jr.*
James F. Palmer, Director	Ward J. Timken, Jr., Director
Date: February 24, 2016	Date: February 24, 2016

By: /s/ Ajita G. Rajendra*	By: /s/ Jacqueline F. Woods *
Ajita G. Rajendra, Director	Jacqueline F. Woods, Director
Date: February 24, 2016	Date: February 24, 2016

* By: /s/ Philip D. Fracassa
Philip D. Fracassa, attorney-in-fact
By authority of Power of Attorney
filed as Exhibit 24 hereto
Date: February 24, 2016

Schedule II—Valuation and Qualifying Accounts
The Timken Company and Subsidiaries

Allowance for uncollectible accounts:	2015	2014	2013
Balance at beginning of period	$13.7	$10.1	$11.0
Additions:
Charged to costs and expenses (1)	6.8	2.7	2.4
Charged to other accounts (2)	0.6	(0.5)	—
Deductions (3)	4.2	(1.4)	3.3
Balance at end of period	$16.9	$13.7	$10.1

Allowance for surplus and obsolete inventory:	2015	2014	2013
Balance at beginning of period	$12.8	$18.4	$19.0
Additions:
Charged to costs and expenses (4)	9.6	28.0	10.5
Charged to other accounts (2)	2.7	(5.7)	0.2
Deductions (5)	6.7	27.9	11.3
Balance at end of period	$18.4	$12.8	$18.4

Valuation allowance on deferred tax assets:	2015	2014	2013
Balance at beginning of period	$145.4	$177.0	$164.0
Additions
Charged to costs and expenses (6)	4.1	14.4	32.1
Charged to other accounts (7)	(14.1)	(10.0)	(4.5)
Deductions (8)	51.7	36.0	14.6
Balance at end of period	$83.7	$145.4	$177.0

(1)	Provision for uncollectible accounts included in expenses.

(2)	Currency translation and change in reserves due to acquisitions, net of divestitures.

(3)	Actual accounts written off against the allowance, net of recoveries.

(4)
Provisions for surplus and obsolete inventory included in expenses. Higher Obsolete and Surplus Inventory expenses in 2014 were a result of an inventory adjustment of $18.7 million in the third quarter that was recorded as a result of the announcement to exit the engine overhaul business, as well as other product lines, and lower than expected future sales. The Company sold or disposed of this excess inventory during the fourth quarter of 2014.

(5)	Inventory items written off against the allowance.

(6)	Increase in valuation allowance is recorded as a component of the provision for income taxes.

(7)	Includes valuation allowances recorded against other comprehensive income/loss or goodwill.

(8)	Amount primarily relates to the reversal of valuation allowances due to the realization of net operating loss carryforwards.