Form 10-Q
period 2016-03-31
TIMKEN CO
filed 2016-04-27
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2016
Common Shares, without par value	79,222,802 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE TIMKEN COMPANY AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2016	2015
(Dollars in millions, except per share data)
Net sales	$684.0	$722.5
Cost of products sold	503.1	520.0
Gross Profit	180.9	202.5
Selling, general and administrative expenses	118.3	128.5
Impairment and restructuring charges	10.5	6.2
Pension settlement charges	1.2	215.2
Operating Income (Loss)	50.9	(147.4)
Interest expense	(8.4)	(8.0)
Interest income	0.3	0.7
Continued Dumping & Subsidy Offset Act income, net of related expenses	47.7	—
Other (expense) income, net	—	(1.4)
Income (Loss) Before Income Taxes	90.5	(156.1)
Provision (benefit) for income taxes	27.6	(21.3)
Net Income (Loss)	62.9	(134.8)
Less: Net (loss) income attributable to noncontrolling interest	(0.1)	0.4
Net Income (Loss) attributable to The Timken Company	$63.0	$(135.2)

Net Income (Loss) per Common Share attributable to The Timken Company's Common Shareholders
Basic earnings (loss) per share	$0.79	$(1.54)

Diluted earnings (loss) per share	$0.78	$(1.54)

Dividends per share	$0.26	$0.25
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2016	2015
(Dollars in millions)

Net Income (Loss)	$62.9	$(134.8)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	14.8	(27.8)
Pension and postretirement liability adjustment	3.7	105.1
Change in fair value of derivative financial instruments	(2.3)	—
Other comprehensive income (loss), net of tax	16.2	77.3
Comprehensive Income (Loss), net of tax	79.1	(57.5)
Less: comprehensive income attributable to noncontrolling interest	1.0	0.4
Comprehensive Income (Loss) attributable to The Timken Company	$78.1	$(57.9)
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	(Unaudited)
	March 31, 2016	December 31, 2015
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$137.3	$129.6
Restricted cash	0.2	0.2
Accounts receivable, less allowances (2016 – $16.9 million; 2015 – $16.9 million)	465.0	454.6
Inventories, net	551.3	543.2
Deferred charges and prepaid expenses	25.9	22.7
Other current assets	95.2	56.1
Total Current Assets	1,274.9	1,206.4

Property, Plant and Equipment, net	780.1	777.8

Other Assets
Goodwill	328.7	327.3
Non-current pension assets	88.1	86.3
Other intangible assets	265.1	271.3
Deferred income taxes	64.9	65.9
Other non-current assets	48.3	49.1
Total Other Assets	795.1	799.9
Total Assets	$2,850.1	$2,784.1

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$0.2	$62.0
Current portion of long-term debt	15.1	15.1
Accounts payable, trade	177.9	159.7
Salaries, wages and benefits	84.6	102.3
Income taxes payable	30.2	13.1
Other current liabilities	134.6	153.1
Total Current Liabilities	442.6	505.3

Non-Current Liabilities
Long-term debt	673.4	579.4
Accrued pension cost	149.2	146.9
Accrued postretirement benefits cost	133.1	136.1
Deferred income taxes	3.6	3.6
Other non-current liabilities	72.6	68.2
Total Non-Current Liabilities	1,031.9	934.2

Shareholders’ Equity
Class I and II Serial Preferred Stock, without par value:
Authorized – 10,000,000 shares each class, none issued	—	—
Common stock, without par value:
Authorized – 200,000,000 shares
Issued (including shares in treasury) (2016 – 98,375,135 shares; 2015 – 98,375,135 shares)
Stated capital	53.1	53.1
Other paid-in capital	901.6	905.1
Earnings invested in the business	1,499.9	1,457.6
Accumulated other comprehensive loss	(271.9)	(287.0)
Treasury shares at cost (2016 – 19,152,333 shares; 2015 – 18,112,047 shares)	(833.0)	(804.3)
Total Shareholders’ Equity	1,349.7	1,324.5
Noncontrolling Interest	25.9	20.1
Total Equity	1,375.6	1,344.6
Total Liabilities and Shareholders’ Equity	$2,850.1	$2,784.1
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2016	2015
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income (loss) attributable to The Timken Company	$63.0	$(135.2)
Net (loss) income attributable to noncontrolling interest	(0.1)	0.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32.6	33.5
Impairment charges	2.6	2.7
Loss on sale of assets	0.6	0.3
Continued Dumping and Subsidy Offset Act receivable	(48.1)	—
Deferred income tax provision	0.7	(84.4)
Stock-based compensation expense	4.6	4.1
Excess tax benefits related to stock-based compensation	—	(1.0)
Pension and other postretirement expense	9.3	225.1
Pension contributions and other postretirement benefit payments	(10.2)	(6.9)
Changes in operating assets and liabilities:
Accounts receivable	(4.9)	(29.6)
Inventories	(0.1)	(12.8)
Accounts payable, trade	16.5	27.9
Other accrued expenses	(28.4)	(63.5)
Income taxes	21.7	54.7
Other, net	(12.7)	1.7
Net Cash Provided by Operating Activities	47.1	17.0

Investing Activities
Capital expenditures	(24.2)	(19.7)
Proceeds from disposal of property, plant and equipment	—	2.8
Investments in short-term marketable securities, net	(0.5)	2.9
Other	0.1	—
Net Cash Used by Investing Activities	(24.6)	(14.0)

Financing Activities
Cash dividends paid to shareholders	(20.7)	(21.9)
Purchase of treasury shares	(35.0)	(96.8)
Proceeds from exercise of stock options	0.3	1.1
Excess tax benefits related to stock-based compensation	—	1.0
Proceeds from long-term debt	90.0	—
Accounts receivable facility borrowings	10.0	—
Accounts receivable facility payments	(11.0)	—
Payments on long-term debt	(45.0)	(1.1)
Short-term debt activity, net	(12.8)	(3.6)
Decrease in restricted cash	—	0.5
Other	4.8	—
Net Cash Used by Financing Activities	(19.4)	(120.8)
Effect of exchange rate changes on cash	4.6	(6.6)
Increase (Decrease) In Cash and Cash Equivalents	7.7	(124.4)
Cash and cash equivalents at beginning of year	129.6	278.8
Cash and Cash Equivalents at End of Period	$137.3	$154.4
See accompanying Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions, except per share data)

Note 1 - Basis of Presentation
The accompanying Consolidated Financial Statements (unaudited) for The Timken Company (the Company) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by the accounting principles generally accepted in the United States (U.S. GAAP) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to the Consolidated Financial Statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Note 2 - Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 simplifies various aspects of the accounting for shared-based payments. The simplifications include: (a) recording all tax effects associated with stock-based compensation through the income statement, as opposed to recording certain amounts in other paid-in capital, which eliminates the complications of tracking a “windfall pool,” but will increase the volatility of income tax expense; (b) allowing entities to withhold shares to satisfy the employer’s statutory tax withholding requirement up to the highest marginal tax rate applicable to employees rather than the employer’s minimum statutory rate, without requiring liability classification for the award; (c) modifying the requirement to estimate the number of awards that will ultimately vest by providing an accounting policy election to either estimate the number of forfeitures or recognize forfeitures as they occur; and (d) changing certain presentation requirements in the statement of cash flows, including removing the requirement to present excess tax benefits as an inflow from financing activities and an outflow from operating activities, and requiring the cash paid to taxing authorities arising from withheld shares to be classified as a financing activity.
ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any entity in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. The Company is currently evaluating the effect that the provisions of ASU 2016-09 will have on the Company's results of operations and financial condition.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 was issued to increase transparency and comparability among entities by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about lease arrangements. ASU 2016-02 is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact of adopting ASU 2016-02 on the Company's results of operations and financial condition.

In September 2015, the FASB issued ASU 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." ASU 2015-16 eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This new accounting guidance does not eliminate the requirement for the measurement period to be completed within one year. This new accounting guidance is effective for annual periods beginning after December 15, 2015. On January 1, 2016, the Company adopted the provisions of ASU 2015-16. The adoption of ASU 2015-16 had no effect on the Company's results of operations or financial condition as there were no measurement-period adjustments during the first three months of 2016.

In May 2015, the FASB issued ASU 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." ASU 2015-07 eliminates the requirement to categorize within the fair value hierarchy investments for which fair values are estimated using the net asset value (NAV) practical expedient provided in ASC 820, "Fair Value Measurement." Instead, entities will be required to disclose the fair values of such investments so that financial statement users can reconcile amounts reported in the fair value hierarchy table and the amounts reported on the balance sheet. ASU 2015-07 is effective for fiscal years beginning after December 15, 2015, with retrospective application to all periods presented. On January 1, 2016, the Company adopted the provisions of ASU 2015-07. The adoption of ASU 2015-07 did not have any impact on the Company's results of operations or financial condition as the new guidance addresses disclosure only. See Note 15 - Fair Value for the new disclosures.

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs." ASU 2015-03 requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction in the carrying value of debt. Prior to the issuance of this new accounting guidance, debt issuance costs were required to be presented in the balance sheet as a deferred charge (i.e., an asset), and only a debt discount was recorded as a direct deduction to the carrying value of debt. This new accounting guidance is effective for annual periods beginning after December 15, 2015. ASU 2015-03 requires that the new accounting guidance be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance.

On January 1, 2016, the Company adopted the provisions of ASU 2015-03. The following financial statement line items at December 31, 2015 were affected by the adoption of ASU 2015-03.

	As Originally Reported	New Presentation	Effect of Change
Assets:
Other non-current assets	$50.3	$49.1	$1.2

Liabilities:
Long-term debt	$580.6	$579.4	$1.2

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill a contract. On July 9, 2015, the FASB decided to delay the effective date of this new accounting guidance by one year, which will result in it being effective for annual periods beginning after December 15, 2017. The Company is currently evaluating the impact of adopting ASU 2014-09 on the Company's results of operations and financial condition.

Note 3 - Inventories
The components of inventories were as follows:

	March 31, 2016	December 31, 2015
Manufacturing supplies	$29.6	$24.7
Raw materials	57.8	58.8
Work in process	182.5	181.9
Finished products	301.6	296.2
Subtotal	571.5	561.6
Allowance for obsolete and surplus inventory	(20.2)	(18.4)
Total Inventories, net	$551.3	$543.2

Inventories are valued at the lower of cost or market, with approximately 54% valued by the first-in, first-out (FIFO) method and the remaining 46% valued by the last-in, first-out (LIFO) method. The majority of the Company's domestic inventories are valued by the LIFO method and all of the Company's international (outside the United States) inventories are valued by the FIFO method.

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

The LIFO reserves at March 31, 2016 and December 31, 2015 were $183.6 million and $188.1 million, respectively. The Company recognized a decrease in its LIFO reserve of $4.5 million during the first three months of 2016, compared to an increase in its LIFO reserve of $1.9 million during the first three months of 2015.

Note 4 - Property, Plant and Equipment
The components of property, plant and equipment were as follows:

	March 31, 2016	December 31, 2015
Land and buildings	$429.4	$430.3
Machinery and equipment	1,766.0	1,741.4
Subtotal	2,195.4	2,171.7
Accumulated depreciation	(1,415.3)	(1,393.9)
Property, Plant and Equipment, net	$780.1	$777.8

Total depreciation expense for the three months ended March 31, 2016 and 2015 was $23.5 million and $24.0 million, respectively.

Note 5 - Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2016 were as follows:

	Mobile Industries	Process Industries	Total
Beginning balance	$97.0	$230.3	$327.3
Foreign currency translation adjustments	0.1	1.3	1.4
Ending balance	$97.1	$231.6	$328.7

The following table displays intangible assets as of March 31, 2016 and December 31, 2015:

	As of March 31, 2016			As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$199.0	$73.8	$125.2	$198.9	$70.0	$128.9
Know-how	32.0	7.1	24.9	31.9	6.7	25.2
Industrial license agreements	0.1	0.1	—	0.1	0.1	—
Land-use rights	8.4	4.8	3.6	8.3	4.7	3.6
Patents	2.1	2.1	—	2.1	2.1	—
Technology use	53.7	14.8	38.9	53.6	14.0	39.6
Trademarks	6.4	3.3	3.1	6.5	3.3	3.2
Non-compete agreements	2.7	2.6	0.1	2.7	2.5	0.2
Software	246.7	201.9	44.8	243.8	197.6	46.2
	$551.1	$310.5	$240.6	$547.9	$301.0	$246.9
Intangible assets not subject to amortization:
Tradenames	$15.8		$15.8	$15.7		$15.7
FAA air agency certificates	8.7		8.7	8.7		8.7
	$24.5		$24.5	$24.4		$24.4
Total intangible assets	$575.6	$310.5	$265.1	$572.3	$301.0	$271.3

Amortization expense for intangible assets was $9.1 million and $9.5 million for the three months ended March 31, 2016 and 2015, respectively. Amortization expense for intangible assets is estimated to be $37.0 million in 2016; $33.0 million in 2017; $28.4 million in 2018; $24.1 million in 2019; and $19.9 million in 2020.

Note 6 - Financing Arrangements
Short-term debt at March 31, 2016 and December 31, 2015 was as follows:

	March 31, 2016	December 31, 2015
Variable-rate Accounts Receivable Facility with interest rate of 1.05% at December 31, 2015	$—	$49.0
Borrowings under variable-rate lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 0.44% to 10.5% at March 31, 2016 and 0.31% to 0.44% at December 31, 2015, respectively.	0.2	13.0
Short-term debt	$0.2	$62.0
The lines of credit for certain of the Company’s foreign subsidiaries provide for short-term borrowings up to $225.0 million. Most of these lines of credit are uncommitted. At March 31, 2016, the Company’s foreign subsidiaries had borrowings outstanding of $0.2 million and bank guarantees of $1.1 million, which reduced the availability under these facilities to $223.7 million.

Long-term debt at March 31, 2016 and December 31, 2015 was as follows:

	March 31, 2016	December 31, 2015
Fixed-rate Medium-Term Notes, Series A, mature at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	$174.4	$174.4
Fixed-rate Senior Unsecured Notes, maturing on September 1, 2024, with an interest rate of 3.875%	345.1	344.8
Variable-rate Senior Credit Facility with an interest rate of 1.66% at March 31, 2016 and 1.45% at December 31, 2015, respectively.	120.9	75.2
Variable-rate Accounts Receivable Facility with interest rate of 1.28% at March 31, 2016	48.0	—
Other	0.1	0.1
	$688.5	$594.5
Less current maturities	15.1	15.1
Long-term debt	$673.4	$579.4

The Company has a $500 million Amended and Restated Credit Agreement (Senior Credit Facility), which matures on June 19, 2020. At March 31, 2016, the Company had $120.9 million of outstanding borrowings under the Senior Credit Facility, which reduced the availability under this facility to $379.1 million. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At March 31, 2016, the Company was in full compliance with both of these covenants under the Senior Credit Facility.

The Company has a $100 million Amended and Restated Asset Securitization Agreement (Accounts Receivable Facility) that matures on November 30, 2018. Under the terms of the Accounts Receivable Facility, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary, which in turn uses the trade receivables to secure borrowings, which are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the Accounts Receivable Facility are limited by certain borrowing base limitations. These limitations reduced the availability of the Accounts Receivable Facility to $71.0 million at March 31, 2016. As of March 31, 2016, there were outstanding borrowings of $48.0 million under the Accounts Receivable Facility, which reduced the availability under this facility to $23.0 million. The cost of this facility, which is the prevailing commercial paper rate plus program fees, is considered a financing cost and is included in interest expense in the Consolidated Statements of Income. The outstanding balance under the Accounts Receivable Facility was classified as long-term debt as of March 31, 2016, to align with the term of the agreement and reflect the Company's expectations relative to the minimum borrowing base. The outstanding balance under the Accounts Receivable Facility was classified as short-term debt as of December 31, 2015, based on the same criteria.

Note 7 - Equity

The changes in the equity components for the three months ended March 31, 2016 were as follows:

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Earnings Invested in the Business	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non- controlling Interest
Balance at December 31, 2015	$1,344.6	$53.1	$905.1	$1,457.6	$(287.0)	$(804.3)	$20.1
Net income (loss)	62.9			63.0			(0.1)
Foreign currency translation adjustment	14.8				13.7		1.1
Pension and postretirement liability adjustment (net of the income tax benefit of $1.5 million)	3.7				3.7
Change in fair value of derivative financial instruments, net of reclassifications	(2.3)				(2.3)
Investment in joint venture by noncontrolling interest party	4.8						4.8
Dividends – $0.26 per share	(20.7)			(20.7)
Excess tax shortfall from stock compensation	(0.8)		(0.8)
Stock-based compensation expense	4.6		4.6
Stock purchased at fair market value	(35.0)					(35.0)
Stock option exercise activity	0.4		(0.4)			0.8
Restricted shares (issued) surrendered	0.1		(6.9)			7.0
Shares surrendered for taxes	(1.5)					(1.5)
Balance at March 31, 2016	$1,375.6	$53.1	$901.6	$1,499.9	$(271.9)	$(833.0)	$25.9

On March 6, 2014, Timken Lux Holdings II S.A.R.L, a subsidiary of the Company, entered into a joint venture agreement with Holme Service Limited (joint venture partner). During 2015, the Company and its joint venture partner established TUBC Limited, a Cyprus entity, for the purpose of producing bearings to serve the rail market sector in Russia. During 2015, the Company and its joint venture partner amended and restated the joint venture agreement and contributed $6.9 million and $6.6 million, respectively, to TUBC Limited. During the first three months of 2016, the Company and its joint venture partner contributed $5.0 million and $4.8 million, respectively, to TUBC Limited. The Company and its joint venture partner have a 51% controlling interest and 49% controlling interest, respectively, in TUBC Limited. The Company expects to contribute another $4 million in 2016.

Note 8 - Accumulated Other Comprehensive Income (Loss)

The following tables present details about components of accumulated other comprehensive income (loss) for the three months ended March 31, 2016 and the three months ended March 31, 2015, respectively:

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2015	$(72.2)	$(215.1)	$0.3	$(287.0)
Other comprehensive income (loss) before reclassifications and income tax	14.8	0.1	(2.9)	12.0
Amounts reclassified from accumulated other comprehensive income, before income tax	—	5.1	(0.8)	4.3
Income tax (benefit) expense	—	(1.5)	1.4	(0.1)
Net current period other comprehensive income (loss), net of income taxes	14.8	3.7	(2.3)	16.2
Noncontrolling interest	(1.1)	—	—	(1.1)
Net current period comprehensive income (loss), net of income taxes and noncontrolling interest	13.7	3.7	(2.3)	15.1
Balance at March 31, 2016	$(58.5)	$(211.4)	$(2.0)	$(271.9)

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2014	$(0.7)	$(481.0)	$(0.8)	$(482.5)
Other comprehensive (loss) income before reclassifications and income tax	(27.8)	(60.1)	0.6	(87.3)
Amounts reclassified from accumulated other comprehensive income, before income tax	—	225.5	(0.6)	224.9
Income tax (benefit) expense	—	(60.3)	—	(60.3)
Net current period other comprehensive income (loss), net of income taxes	(27.8)	105.1	—	77.3
Net current period comprehensive income (loss), net of income taxes and noncontrolling interest	(27.8)	105.1	—	77.3
Balance at March 31, 2015	$(28.5)	$(375.9)	$(0.8)	$(405.2)
Other comprehensive income (loss) before reclassifications and income taxes includes the effect of foreign currency.

The before-tax reclassification of pension and postretirement liability adjustments of $5.1 million were due to the amortization of actuarial losses and prior service costs and were included in cost of products sold and selling, general and administrative expenses in the Consolidated Statements of Income for the three months ended March 31, 2016. $213.6 million of the $225.5 million before-tax reclassification of pension and postretirement liability adjustments was included in pension settlement charges in the Consolidated Statement of Income for the three months ended March 31, 2015. The remaining before-tax reclassification of pension and postretirement liability adjustments of $11.9 million were due to the amortization of actuarial losses and prior service costs and were included in costs of products sold and selling, general and administrative expenses in the Consolidated Statements of Income. The reclassification of the remaining components of accumulated other comprehensive income (loss) was included in other income (expense), net in the Consolidated Statements of Income.

Note 9 - Earnings Per Share

The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income (loss) attributable to The Timken Company	$63.0	$(135.2)
Less: undistributed earnings allocated to nonvested stock	—	—
Net income (loss) available to common shareholders for basic earnings per share and diluted earnings per share	$63.0	$(135.2)
Denominator:
Weighted average number of shares outstanding, basic	79,769,761	87,670,640
Effect of dilutive securities:
Stock options and awards based on the treasury stock method	667,772	—
Weighted average number of shares outstanding, assuming dilution of stock options and awards	80,437,533	87,670,640
Basic earnings (loss) per share	$0.79	$(1.54)
Diluted earnings (loss) per share	$0.78	$(1.54)

The exercise prices for certain stock options that the Company has awarded exceed the average market price of the Company’s common shares. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. The antidilutive stock options outstanding during the three months ended March 31, 2016 were 3,092,912. During the three months ended March 31, 2015, the Company incurred a net loss and therefore treated all stock options and restricted stock units as antidilutive.

Note 10 - Segment Information

The primary measurement used by management to measure the financial performance of each segment is EBIT (earnings before interest and taxes).

	Three Months Ended March 31,
	2016	2015
Net sales:
Mobile Industries	$383.2	$393.0
Process Industries	300.8	329.5
	$684.0	$722.5

Segment EBIT:
Mobile Industries	$30.2	$35.4
Process Industries	32.6	45.2
Total EBIT, for reportable segments	$62.8	$80.6
Unallocated corporate expenses	(10.7)	(14.2)
Unallocated pension settlement charges	(1.2)	(215.2)
Continued Dumping & Subsidy Offset Act income, net of expenses	47.7	—
Interest expense	(8.4)	(8.0)
Interest income	0.3	0.7
Income (loss) before income taxes	$90.5	$(156.1)

Note 11 - Impairment and Restructuring Charges
Impairment and restructuring charges by segment are comprised of the following:

For the three months ended March 31, 2016:

	Mobile Industries	Process Industries	Total
Impairment charges	$2.6	$—	$2.6
Severance and related benefit costs	4.1	3.6	7.7
Exit costs	0.2	—	0.2
Total	$6.9	$3.6	$10.5

For the three months ended March 31, 2015:

	Mobile Industries	Process Industries	Total
Impairment charges	$0.1	$2.6	$2.7
Severance and related benefit costs	0.4	—	0.4
Exit costs	0.1	3.0	3.1
Total	$0.6	$5.6	$6.2

The following discussion explains the impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above.

Mobile Industries
On March 17, 2016, the Company announced the closure of its bearing plant in Altavista, Virginia (Altavista). The plant is expected to close in approximately one year, with production transferring to its bearing plant near Lincolnton, North Carolina. During the first three months of 2016, the Company recorded impairment charges of $2.4 million and severance and related benefit costs of $1.3 million related to the closure.

In addition, the Company incurred $0.4 million of severance and related benefit costs related to the rationalization of one of its facilities in Europe during the first three months of 2015.

Process Industries
During the first three months of 2015, the Company recorded $3.0 million of exit costs related to the Company's termination of its relationship with one of its third-party sales representatives in Colombia.

In addition, the Company recorded impairment charges of $2.5 million related to the shutdown of the Company's repair businesses in Niles, Ohio. See Note 15 - Fair Value for additional information on the impairment charges for the repair business.

Workforce Reductions:
During the first three months of 2016, the Company recognized $6.3 million of severance and related benefit costs to eliminate approximately 100 positions. Of the $6.3 million charge for the first three months of 2016, $2.7 million related to the Mobile Industries segment and $3.6 million related to the Process Industries segment.

The following is a rollforward of the consolidated restructuring accrual for the three months ended March 31, 2016 and the twelve months ended December 31, 2015:

	March 31, 2016	December 31, 2015
Beginning balance, January 1	$11.3	$9.5
Expense	7.9	11.4
Payments	(6.1)	(9.6)
Ending balance	$13.1	$11.3
The restructuring accrual at March 31, 2016 and December 31, 2015 was included in other current liabilities on the Consolidated Balance Sheets.

Note 12 - Retirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans. The amounts for the three months ended March 31, 2016 are based on calculations prepared by the Company's actuaries during the fourth quarter of 2015 and represent the Company’s best estimate of the period’s proportionate share of the amounts to be recorded for the year ending December 31, 2016.

	U.S. Plans		International Plans		Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$3.3	$3.9	$0.4	$0.7	$3.7	$4.6
Interest cost	6.7	13.0	2.8	3.1	9.5	16.1
Expected return on plan assets	(7.5)	(17.9)	(2.7)	(4.2)	(10.2)	(22.1)
Amortization of prior service cost	0.4	0.8	—	—	0.4	0.8
Amortization of net actuarial loss	3.7	9.6	0.8	1.3	4.5	10.9
Pension settlements	—	213.6	—	—	—	213.6
Net periodic benefit cost	$6.6	$223.0	$1.3	$0.9	$7.9	$223.9

On November 30, 2015, The Timken Company Pension Plan (the Plan) purchased a group annuity contract from Prudential Insurance Company of America (Prudential) to pay and administer future pension benefits for approximately 3,400 U.S. Timken retirees. Pension settlement charges of $1.2 million incurred for the three months ended March 31, 2016 were due to professional fees associated with the implementation of this group annuity contract.

On January 23, 2015, the Timken-Latrobe-MPB-Torrington Retirement Plan purchased a group annuity contract from Prudential to pay and administer future pension benefits for approximately 5,000 U.S. Timken retirees. The Company transferred approximately $575 million of the Company's pension obligations and $635 million of pension assets to Prudential in this transaction. In addition to the purchase of the group annuity contract, the Company made lump sum distributions to new retirees of $11 million in 2015. As a result of the purchase of the group annuity contract and the lump sum distributions, the Company incurred pension settlement charges of $215.2 million, including professional fees of $1.6 million, for the three months ended March 31, 2015.

Note 13 - Other Postretirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s other postretirement benefit plans. The amounts for the three months ended March 31, 2016 are based on calculations prepared by the Company's actuaries during the fourth quarter of 2015 and represent the Company’s best estimate of the period's proportionate share of the amounts to be recorded for the year ending December 31, 2016.

	Three Months Ended March 31,
	2016	2015
Components of net periodic benefit cost:
Service cost	$0.1	$0.1
Interest cost	2.7	2.7
Expected return on plan assets	(1.6)	(1.8)
Amortization of prior service cost	0.2	0.2
Net periodic benefit cost	$1.4	$1.2

Note 14 - Income Taxes

The Company's provision for income taxes in interim periods is computed by applying the estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior year tax liabilities, are recorded during the period(s) in which they occur.

	Three Months Ended March 31,
	2016	2015
Provision (benefit) for income taxes	$27.6	$(21.3)
Effective tax rate	30.5%	13.6%

In accordance with ASC Topic 740, "Income Taxes," the effective tax rate in the first quarter of 2016 was computed based on an expected annual effective tax rate, excluding discrete items. Discrete tax items are recorded in the period in which they occur. The effective tax rate of 30.5% in the first quarter of 2016 was lower than the U.S. federal statutory rate of 35% primarily due to tax benefits related to foreign tax credits, earnings in certain foreign jurisdictions where the effective tax rate is less than 35% and other U.S. tax benefits, such as the Research and Experimentation credit and the U.S. manufacturing deduction. These factors were partially offset by U.S. taxation of foreign earnings, losses at certain foreign subsidiaries where no tax benefit could be recorded, U.S. state and local taxes and the impact of certain discrete tax items during the period.

The effective tax rate in the first quarter of 2015 was computed based on the expected annual effective tax rate, excluding discrete items. At that time, the Company expected pretax income for the year with an estimated effective tax rate of 15.3% (i.e., tax expense) excluding discrete items. The expected effective tax rate of 15.3% was lower than the U.S. federal statutory rate of 35% primarily due to lower U.S. earnings due to pension settlement charges, earnings in certain foreign jurisdictions where the effective tax rate is less than 35%, tax benefits related to foreign tax credits, U.S. state and local taxes and the U.S. manufacturing deduction. These factors were partially offset by U.S. taxation of foreign earnings, and losses at certain foreign subsidiaries where no tax benefit could be recorded. As the first quarter of 2015 resulted in a pretax loss, a tax benefit was recorded at the expected annual effective tax rate plus the impact of discrete tax items during the period, which resulted in an effective tax rate for the first quarter of 2015 of 13.6%.

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

The following tables present the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$123.9	$123.9	$—	$—
Cash and cash equivalents measured at net asset value	13.4
Restricted cash	0.2	0.2	—	—
Short-term investments	9.8	—	9.8	—
Short-term investments measured at net asset value	0.5
Foreign currency hedges	3.1	—	3.1	—
Total Assets	$150.9	$124.1	$12.9	$—
Liabilities:
Foreign currency hedges	$3.9	$—	$3.9	$—
Total Liabilities	$3.9	$—	$3.9	$—

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$110.2	$110.2	$—	$—
Cash and cash equivalents measured net asset value	19.4
Restricted cash	0.2	0.2	—	—
Short-term investments	8.9	—	8.9	—
Short-term investments measured at net asset value	0.8
Foreign currency hedges	8.2	—	8.2	—
Total Assets	$147.7	$110.4	$17.1	$—
Liabilities:
Foreign currency hedges	$0.4	$—	$0.4	$—
Total Liabilities	$0.4	$—	$0.4	$—
Cash and cash equivalents are highly liquid investments with maturities of three months or less when purchased and are generally valued at the redemption value. Short-term investments are investments with maturities between four months and one year and are generally valued at amortized cost. A portion of the cash and cash equivalents and short-term investment are valued based on net asset value. The Company uses publicly available foreign currency forward and spot rates to measure the fair value of its foreign currency forward contracts.

The Company does not believe it has significant concentrations of risk associated with the counterparts to its financial instruments.

The following table presents those assets measured at fair value on a nonrecurring basis for the three months ended March 31, 2016 using Level 3 inputs:

	Carrying Value	Fair Value Adjustment	Fair Value
Long-lived assets held for sale:
Land	$0.2	$(0.2)	$—
Total long-lived assets held for sale	$0.2	$(0.2)	$—

Long-lived assets held and used:
Altavista bearing plant	$5.7	$(2.4)	$3.3
Total long-lived assets held and used	$5.7	$(2.4)	$3.3
Assets held for sale of $0.2 million were written down to their fair value of zero during the first quarter of 2016, resulting in an impairment charge of $0.2 million. The fair value of these assets was based on the price that the Company expects to receive when it disposes of these assets.

On March 17, 2016, the Company announced the closure of its Altavista bearing plant. The plant is expected to close in approximately one year, with production transferring to its bearing plant near Lincolnton, North Carolina. The Altavista bearing plant, with a carrying value of $5.7 million, was written down to its fair value of $3.3 million during the first quarter of 2016, resulting in an impairment of $2.4 million. The fair value for the plant was based on the price that the Company expects to receive from the sale of this facility.

The following table presents those assets measured at fair value on a nonrecurring basis for the three months ended March 31, 2015 using Level 3 inputs:

	Carrying Value	Fair Value Adjustment	Fair Value
Long-lived assets held for sale:
Repair business	$5.2	$(2.5)	$2.7
Total long-lived assets held for sale	$5.2	$(2.5)	$2.7

Long-lived assets held and used:
Fixed assets	$0.7	$(0.2)	$0.5
Total long-lived assets held and used	$0.7	$(0.2)	$0.5
Assets held for sale of $5.2 million associated with the Company's repair business in Niles, Ohio were written down to their fair value of $2.7 million during the first quarter of 2015, resulting in an impairment charge of $2.5 million. The fair value of these assets was based on the price that the Company expected to receive from the sale of these assets. This business was subsequently sold during the second quarter of 2015 for an immaterial loss.

Various items of property, plant and equipment, with a carrying value of $0.7 million, were written down to their fair value of $0.5 million during the first quarter of 2015, resulting in an impairment charge of $0.2 million. The fair value for these assets was based on the price that would be received in a current transaction to sell the assets on a standalone basis, considering the age and physical attributes of these items, as these assets had been idled.

Financial Instruments:
The Company’s financial instruments consist primarily of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, net, accounts payable, trade, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, net, accounts payable, trade and short-term borrowings are a reasonable estimate of their fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $549.6 million and $521.5 million at March 31, 2016 and December 31, 2015, respectively. The carrying value of this debt was $519.6 million and $520.4 million at March 31, 2016 and December 31, 2015, respectively. The fair value of long-term fixed-debt was measured using Level 2 inputs.

Note 16 - Derivative Instruments and Hedging Activities
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

The Company does not purchase or hold any derivative financial instruments for trading purposes. As of March 31, 2016 and December 31, 2015, the Company had $224.5 million and $235.7 million, respectively, of outstanding foreign currency forward contracts at notional value. Refer to Note 15 - Fair Value for the fair value disclosure of derivative financial instruments.

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

The maximum length of time over which the Company hedges its exposure to the variability in future cash flows for forecasted transactions is generally eighteen months or less.

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

Purpose for Derivative Instruments not Designated as Hedging Instruments:
For derivative instruments that are not designated as hedging instruments, the instruments are typically forward contracts.  In general, the practice is to reduce volatility by selectively hedging transaction exposures including intercompany loans, accounts payable and accounts receivable.   Intercompany loans between entities with different functional currencies are typically hedged with a forward contract at the inception of the loan with a maturity date at the maturity of the loan.  The revaluation of these contracts, as well as the revaluation of the underlying balance sheet items, is recorded directly to the income statement so the adjustment generally offsets the revaluation of the underlying balance sheet items to protect cash payments and reduce income statement volatility.

The following table presents the fair value and location of all assets and liabilities associated with the Company's hedging instruments within the Consolidated Balance Sheets.

		Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments	Balance Sheet Location	Fair Value at 3/31/16	Fair Value at 12/31/15	Fair Value at 3/31/16	Fair Value at 12/31/15
Foreign currency forward contracts	Other non-current assets/liabilities	$0.2	$2.2	$2.2	$0.2
Total derivatives designated as hedging instruments		0.2	2.2	2.2	0.2

Derivatives not designated as hedging instruments
Foreign currency forward contracts	Other non-current assets/liabilities	2.9	6.0	1.7	0.2

Total Derivatives		$3.1	$8.2	$3.9	$0.4

The following tables present the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Amount of gain or (loss) recognized in Other Comprehensive Income (OCI) on derivative instruments
	Three Months Ended March 31,
Derivatives in cash flow hedging relationships	2016	2015
Foreign currency forward contracts	$(2.9)	$0.6
Total	$(2.9)	$0.6

	Amount of gain or (loss) reclassified from Accumulated Other Comprehensive Income (AOCI) into income (effective portion)
	Three Months Ended March 31,
Derivatives in cash flow hedging relationships	2016	2015
Foreign currency forward contracts	$0.9	$0.7
Interest rate swaps	(0.1)	(0.1)
Total	$0.8	$0.6

		Amount of gain or (loss) recognized in income on derivative instruments
		Three Months Ended March 31,
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivative	2016	2015
Foreign currency forward contracts	Other (expense) income, net	$(4.6)	$13.4
Total		$(4.6)	$13.4

Note 17 - Continued Dumping and Subsidy Offset Act (CDSOA)

CDSOA provides for distribution of monies collected by U.S. Customs and Border Protection (U.S. Customs) on entries of merchandise subject to antidumping orders that entered the U.S. prior to October 1, 2007 to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and people. During the first three months of 2016, the Company recognized pretax CDSOA income, net of related expenses, of $47.7 million.

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

CDSOA has been the subject of significant litigation since 2002, and U.S. customs has withheld CDSOA distributions in recent years while litigation was ongoing. In recent months, much of the CDSOA litigation that involves antidumping orders where Timken is a qualifying domestic producer has concluded.

As a result, the Company was notified by letters dated March 25, 2016 that funds were being distributed to the Company. On April 1, 2016, the Company received CDSOA distributions of $48.1 million in the aggregate, representing funds that would have been distributed to Timken at the end of calendar years 2011 through 2015.

At March 31, 2016, the Company recorded a sundry receivable of $48.1 million, which was included in other current assets on the Consolidated Balance Sheet.

While some of the challenges to CDSOA have been resolved, others are still in litigation. Since there continue to be legal challenges to CDSOA, U.S. Customs has advised all affected domestic producers that it is possible that CDSOA distributions could be subject to clawback. Management of the Company believes that the likelihood of any clawback is remote.

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

Timken creates value by understanding customer needs and applying its know-how in attractive market sectors. Timken’s business strengths include its channel mix and end-market diversity, serving a broad range of customers and industries across the globe. The Company collaborates with OEMs to improve equipment efficiency with its engineered products and captures subsequent equipment replacement cycles by selling through independent channels in the aftermarket. Timken focuses its international efforts and footprint in regions of the world where strong macroeconomic factors such as urbanization, infrastructure development and sustainability create demand for its products and services.

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

The following items highlight the Company's most recent accomplishments:

•
On February 3, 2016, the Company announced that its Board of Directors approved a new share repurchase plan pursuant to which the Company may purchase up to five million of its common shares, in the aggregate. This share purchase plan expires on January 31, 2017.

•
On February 15, 2016, the Company received a multi-year contract from the U.S. Department of Defense to provide engineering and supply Philadelphia Gear main reduction gears for the Navy's next generation of Arleigh Burke DDG 51 class ships. The fixed price contract includes options which, if exercised, could bring the cumulative value of the contract to more than $1 billion over its estimated 10-year life.

•	On March 17, 2016, the Company announced that its Altavista bearing plant will close in approximately one year, with production transferring to its bearing plant near Lincolnton, North Carolina.

•
During the first quarter of 2016, the Company completed the installation of aerospace transmission overhaul and repair equipment at its plant in Manchester, Connecticut. This equipment adds new capabilities and will support a contract secured in 2015 to overhaul and repair up to roughly 220 Apache AH64D main transmissions for the U.S. Department of Defense (DoD) over a three-year period.

Overview:

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Net sales	$684.0	$722.5	$(38.5)	(5.3)%
Income (loss)	62.9	(134.8)	197.7	(146.7)%
Net (loss) income attributable to noncontrolling interest	(0.1)	0.4	(0.5)	(125.0)%
Net income (loss) attributable to The Timken Company	$63.0	$(135.2)	$198.2	(146.6)%
Diluted earnings (loss) per share	$0.78	$(1.54)	$2.32	(150.6)%
Average number of shares – diluted	80,437,533	87,670,640	—	(8.3)%

The decrease in sales in the first quarter of 2016 compared to the first quarter of 2015 was primarily due to lower end market demand and the impact of foreign currency exchange rate changes, partially offset by the net benefit of acquisitions and divestitures. The Company's net income for the first quarter of 2016 was higher than the first quarter of 2015 primarily due to non-cash pretax pension settlement charges of $215.2 million recorded during the prior-year period and pretax CDSOA income, net of related expenses, of $47.7 million recorded during the first quarter of 2016. In addition to pension settlement charges and CDSOA income, the Company's net income for the first quarter of 2016 was lower than the first quarter of 2015 due to the impact of lower volume across most market sectors, unfavorable price/mix, the impact of foreign currency exchange rate changes and higher restructuring charges recorded during the first quarter of 2016, partially offset by lower raw material and operating costs and lower selling, general and administrative expenses.

Outlook:
The Company expects 2016 full-year sales to decline approximately 5% compared to 2015, driven by lower volume across most market sectors and the estimated impact of foreign currency exchange rate changes, partially offset by the net benefit of acquisitions and divestitures. The Company's earnings are expected to be higher in 2016 compared to 2015, primarily due to significantly lower pension settlement charges and the addition of CDSOA income, net of related expenses. Excluding pension settlement charges and CDSOA income, earnings are expected to decline in 2016 compared to 2015, driven by lower volume, unfavorable price/mix, the impact of foreign currency exchange rate changes and higher restructuring charges. These factors are expected to be partially offset by lower raw material and operating costs and lower selling, general and administrative expenses.

The Company expects to generate operating cash of approximately $340 million in 2016, a decrease of approximately $35 million, or 9%, compared to 2015, as the Company anticipates lower net income excluding non-cash pension settlement and impairment charges and less cash generated from working capital, offset partially by CDSOA income. Pension contributions are expected to be approximately $15 million in 2016, compared to $10.8 million in 2015. The Company expects capital expenditures of approximately 4.5% of sales in 2016, compared to 3.7% of sales in 2015.

The Statement of Income

Sales:

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Net Sales	$684.0	$722.5	$(38.5)	(5.3)%

Net sales decreased for the first quarter of 2016 compared to the first quarter of 2015, primarily due to lower organic sales of $44 million, the effect of foreign currency exchange rate changes of $20 million and divestitures of $5 million, partially offset by the benefit of acquisitions of $30 million. The decrease in organic sales volume was driven by lower demand across most of the Company's market sectors, partially offset by growth in the automotive and wind energy market sectors.

Gross Profit:

	Three Months Ended March 31,
	2016	2015	$ Change	Change
Gross profit	$180.9	$202.5	$(21.6)	(10.7)%
Gross profit % to net sales	26.4%	28.0%		(160) bps

Gross profit decreased in the first quarter of 2016 compared to the first quarter of 2015 primarily due to the impact of lower volume of $18 million, unfavorable price/mix of $16 million and the impact of foreign currency exchange rate changes of $5 million. These factors were partially offset by $17 million of lower raw material and operating costs (net of unfavorable manufacturing utilization).

Selling, General and Administrative Expenses:

	Three Months Ended March 31,
	2016	2015	$ Change	Change
Selling, general and administrative expenses	$118.3	$128.5	$(10.2)	(7.9)%
Selling, general and administrative expenses % to net sales	17.3%	17.8%	—	(50) bps

The decrease in selling, general and administrative expenses in the first quarter of 2016 compared to the first quarter of 2015 was primarily due to the benefit of cost reduction initiatives and lower discretionary spending of $9 million and the impact of foreign currency exchange rate changes of $3 million, partially offset by $3 million of additional expenses from the belts business acquired in September 2015.

Impairment and Restructuring:

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Impairment charges	$2.6	$2.7	$(0.1)	(3.7)%
Severance and related benefit costs	7.7	0.4	7.3	NM
Exit costs	0.2	3.1	(2.9)	(93.5)%
Total	$10.5	$6.2	$4.3	69.4%
Impairment and restructuring charges of $10.5 million in the first quarter of 2016 were primarily comprised of severance and related benefit costs of $7.7 million related to initiatives to reduce headcount and right-size the Company's manufacturing footprint, including the planned closure of the Altavista bearing plant. In addition, the Company also recognized impairment charges of $2.4 million associated with the planned closure of the Altavista bearing plant. Impairment and restructuring charges of $6.2 million in the first quarter of 2015 were primarily comprised of exit costs of $3.0 million related to the Company's termination of its relationship with one of its third-party sales representatives in Colombia and impairment charges of $2.5 million related to the shutdown of the Company's service center in Niles, Ohio.

Pension Settlement Charges:

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Pension settlement charges	$1.2	$215.2	$(214.0)	(99.4)%

Pension settlement charges recorded in the first quarter of 2016 were primarily due to implementation costs associated with a group annuity contract purchased from Prudential on November 30, 2015 for one of the Company's U.S. defined benefit pension plans. Pension settlement charges recorded in the first quarter of 2015 were primarily due to the purchase of a group annuity contact from Prudential for another of the Company's U.S. defined benefit pension plans, which was executed in January 2015. In addition to the purchase of the group annuity contract, the Company made lump sum distributions to new retirees of approximately $11 million in 2015. As a result of the purchase of the group annuity contract and the lump sum distributions, the Company incurred pension settlement charges of $215.2 million during the first quarter of 2015.

Interest Income and (Expense):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Interest (expense)	$(8.4)	$(8.0)	$(0.4)	5.0%
Interest income	$0.3	$0.7	$(0.4)	(57.1)%

Other Income (Expense):

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
CDSOA income, net of related expenses	$47.7	$—	$47.7	NM
Other (expense) income, net	—	(1.4)	1.4	(100.0)%
Total other income (expense)	$47.7	$(1.4)	$49.1	NM
CDSOA income, net of related expenses, in the first quarter of 2016 represents income recorded in connection with funds awarded to the Company from monies collected by U.S. Customs from antidumping cases. Refer to Note 17 - Continued Dumping and Subsidy Offset Act (CDSOA) for further discussion.

Income Tax Expense:

	Three Months Ended March 31,
	2016	2015	$ Change	Change
Income tax expense (benefit)	$27.6	$(21.3)	$48.9	(229.6)%
Effective tax rate	30.5%	13.6%	—	1,690	bps

The effective tax rate in the first quarter of 2016 (30.5%, or $27.6 million tax expense on income of $90.5 million) increased compared to the first quarter of 2015 (13.6%, or $21.3 million tax benefit on a loss of $156.1 million).

In accordance with ASC Topic 740, "Income Taxes," the effective tax rate in the first quarter of 2016 was computed based on an expected annual effective tax rate, excluding discrete items. Discrete tax items are recorded in the period in which they occur. The effective tax rate of 30.5% in the first quarter of 2016 was lower than the U.S. federal statutory rate of 35% primarily due to tax benefits related to foreign tax credits, earnings in certain foreign jurisdictions where the effective tax rate is less than 35% and other U.S. tax benefits, such as the Research and Experimentation credit and the U.S. manufacturing deduction. These factors were partially offset by U.S. taxation of foreign earnings, losses at certain foreign subsidiaries where no tax benefit could be recorded, U.S. state and local taxes and the impact of certain discrete tax items during the period.

The effective tax rate in the first quarter of 2015 was computed based on the expected annual effective tax rate, excluding discrete items. At that time, the Company expected pretax income for the year with an estimated effective tax rate of 15.3% (i.e., tax expense) excluding discrete items. The expected effective tax rate of 15.3% was lower than the U.S. federal statutory rate of 35% primarily due to lower U.S. earnings due to pension settlement charges, earnings in certain foreign jurisdictions where the effective tax rate is less than 35%, tax benefits related to foreign tax credits, U.S. state and local taxes and the U.S. manufacturing deduction. These factors were partially offset by U.S. taxation of foreign earnings, and losses at certain foreign subsidiaries where no tax benefit could be recorded. As the first quarter of 2015 resulted in a pretax loss, a tax benefit was recorded at the expected annual effective tax rate plus the impact of discrete tax items during the period, which resulted in an effective tax rate for the first quarter of 2015 of 13.6%.

This increase in the effective tax rate from 2015 to 2016 was primarily due to higher earnings in the United States, lower tax benefits related to foreign tax credits and higher U.S. state and local taxes, partially offset by higher earnings in certain foreign jurisdictions where the effective tax rate is less than 35%, lower U.S. taxation for foreign earnings and the net effect of discrete tax items.

Business Segments

The Company's reportable segments are business units that serve different industry sectors. While the segments often operate using shared infrastructure, each reportable segment is managed to address specific customer needs in these diverse market segments. The primary measurement used by management to measure the financial performance of each segment is EBIT. Refer to Note 10 - Segment Information in the Notes to the Consolidated Financial Statements for the reconciliation of EBIT by segment to consolidated income before income taxes.

The presentation of segment results below includes a reconciliation of the changes in net sales for each segment reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions and divestitures completed in 2015 and foreign currency exchange rate changes. The effects of acquisitions, divestitures and foreign currency exchange rate changes on net sales are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period.

The following items highlight the Company's acquisitions and divestitures completed in 2015.

•
During the fourth quarter of 2015, the Company sold all of the outstanding stock of Timken Alcor Aerospace Technologies, Inc. (Alcor). Results for Alcor prior to the sale were reported in the Mobile Industries segment.

•
During the third quarter of 2015, the Company acquired the membership interests of Carlstar Belt LLC (the Belts business). Results for the Belts business are reported in the Mobile Industries and Process Industries segments based on the customers and underlying markets served.

Mobile Industries Segment:

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Net sales	$383.2	$393.0	$(9.8)	(2.5)%
EBIT	$30.2	$35.4	$(5.2)	(14.7)%
EBIT margin	7.9%	9.0%	—	(110) bps

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Net sales	$383.2	$393.0	$(9.8)	(2.5)%
Less: Acquisitions	18.3	—	18.3	NM
Divestitures	(4.6)	—	(4.6)	NM
Currency	(10.9)	—	(10.9)	NM
Net sales, excluding the impact of acquisitions, divestitures and currency	$380.4	$393.0	$(12.6)	(3.2)%
The Mobile Industries segment's net sales, excluding the effects of acquisitions, divestitures and foreign currency exchange rate changes, decreased $12.6 million or 3.2% in the first quarter of 2016 compared to the first quarter of 2015. The decline in net sales was primarily driven by a decrease in the off-highway (mainly mining and agriculture), rail and aerospace market sectors, partially offset by organic growth in the automotive market sector. EBIT decreased in the first quarter of 2016 compared to the first quarter of 2015 primarily due to unfavorable price/mix of $13 million, higher restructuring charges of $5 million and the impact of lower volume of $4 million, partially offset by lower raw material and operating costs (net of unfavorable manufacturing utilization) of $15 million and lower selling, general and administrative expenses of $4 million.
Full-year sales for the Mobile Industries segment are expected to be down approximately 6% in 2016 compared to 2015. This reflects lower expected volume in the rail, off-highway, aerospace and heavy truck market sectors and the estimated impact of foreign currency exchange rate changes, partially offset by growth in the automotive market sector and the net benefit of acquisitions and divestitures. EBIT for the Mobile Industries segment is expected to decrease in 2016 compared to 2015 due to the impact of lower volume and unfavorable price/mix, partially offset by lower raw material and operating costs and lower selling, general and administrative expenses. In addition, 2015 benefited from the gain on the sale of Alcor.

Process Industries Segment:

	Three Months Ended March 31,
	2015	2014	$ Change	Change
Net sales	$300.8	$329.5	$(28.7)	(8.7)%
EBIT	$32.6	$45.2	$(12.6)	(27.9)%
EBIT margin	10.8%	13.7%	—	(290) bps

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Net sales	$300.8	$329.5	$(28.7)	(8.7)%
Less: Acquisitions	11.7	—	11.7	NM
Currency	(9.2)	—	(9.2)	NM
Net sales, excluding the impact of acquisitions and currency	$298.3	$329.5	$(31.2)	(9.5)%
The Process Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, decreased $31.2 million or 9.5% in the first quarter of 2016 compared to the same period in 2015. The decline was primarily due to lower demand in the heavy industries market sector (driven largely by oil and gas and power generation) and across the industrial aftermarket. EBIT was lower in the first quarter of 2016 compared to the first quarter of 2015 primarily due to the impact of lower volume of $14 million, the impact of foreign currency exchange rate changes of $5 million and unfavorable price/mix of $3 million, partially offset by lower selling, general and administrative expenses of $5 million and lower raw material costs of $3 million.
Full-year sales for the Process Industries segment are expected to be down approximately 4% in 2016 compared to 2015. This reflects weaker demand in the heavy industries market sector and the industrial aftermarket and the negative impact of foreign currency exchange rate changes, partially offset by organic growth in the wind energy and power systems market sectors and the benefit of acquisitions. EBIT for the Process Industries segment is expected to decrease in 2016 compared to 2015 primarily due to the impact of lower volume, unfavorable price/mix and foreign currency exchange rate changes, partially offset by lower raw material and operating costs, lower selling, general and administrative expenses and the impact of acquisitions.

Unallocated Corporate:

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
Corporate expenses	$10.7	$14.2	$(3.5)	(24.6)%
Corporate expenses % to net sales	1.6%	2.0%	—	(40) bps
Corporate expenses decreased in the first quarter of 2016 compared to the first quarter of 2015 primarily due to cost reduction initiatives and lower incentive compensation expense.

The Balance Sheet

The following discussion is a comparison of the Consolidated Balance Sheets at March 31, 2016 and December 31, 2015.

Current Assets:

	March 31, 2016	December 31, 2015	$ Change	% Change
Cash and cash equivalents	$137.3	$129.6	$7.7	5.9%
Restricted cash	0.2	0.2	—	—%
Accounts receivable, net	465.0	454.6	10.4	2.3%
Inventories, net	551.3	543.2	8.1	1.5%
Deferred charges and prepaid expenses	25.9	22.7	3.2	14.1%
Other current assets	95.2	56.1	39.1	69.7%
Total current assets	$1,274.9	$1,206.4	$68.5	5.7%

Accounts receivable, net, increased as a result of higher sales in March 2016 compared to December 2015. Other current assets increased due to a $48.1 million CDSOA receivable recorded in the first quarter of 2016, but the related funds were not received until April 1, 2016, partially offset by a decrease in income tax receivables of $11.0 million that were collected during the first quarter of 2016.

Property, Plant and Equipment, Net:

	March 31, 2016	December 31, 2015	$ Change	% Change
Property, plant and equipment	$2,195.4	$2,171.7	$23.7	1.1%
Accumulated depreciation	(1,415.3)	(1,393.9)	(21.4)	1.5%
Property, plant and equipment, net	$780.1	$777.8	$2.3	0.3%

The increase in property, plant and equipment, net in the first three months of 2016 was primarily due to capital expenditures and the impact of foreign currency exchange rate changes, partially offset by current-year depreciation and impairment losses.

Other Assets:

	March 31, 2016	December 31, 2015	$ Change	% Change
Goodwill	$328.7	$327.3	$1.4	0.4%
Non-current pension assets	88.1	86.3	1.8	2.1%
Other intangible assets	265.1	271.3	(6.2)	(2.3)%
Deferred income taxes	64.9	65.9	(1.0)	(1.5)%
Other non-current assets	48.3	49.1	(0.8)	(1.6)%
Total other assets	$795.1	$799.9	$(4.8)	(0.6)%
The decrease in other intangible assets was primarily due to amortization expense of $9.1 million, partially offset by current-year expenditures for software of $2.9 million.

Current Liabilities:

	March 31, 2016	December 31, 2015	$ Change	% Change
Short-term debt	$0.2	$62.0	$(61.8)	(99.7)%
Current portion of long-term debt	15.1	15.1	—	—%
Accounts payable	177.9	159.7	18.2	11.4%
Salaries, wages and benefits	84.6	102.3	(17.7)	(17.3)%
Income taxes payable	30.2	13.1	17.1	130.5%
Other current liabilities	134.6	153.1	(18.5)	(12.1)%
Total current liabilities	$442.6	$505.3	$(62.7)	(12.4)%

The decrease in short-term debt was primarily due to the classification of $48 million of outstanding borrowings under the Accounts Receivable Facility as long-term and a reduction in the borrowings under various short-term lines of credit outside of the United States. The outstanding balance under the Accounts Receivable Facility was classified as long-term to align with the term of the agreement and reflect the Company's expectations relative to the minimum borrowing base. The increase in accounts payable was primarily due to higher days outstanding driven by the Company's initiative to extend payment terms with its suppliers. The decrease in accrued salaries, wages and benefits was primarily due to cost reduction initiatives, the payout of 2015 performance-based compensation and the payout of stock-based compensation that settled in cash, partially offset by accruals for 2016 performance-based compensation. The increase in income taxes payable in the first three months of 2016 was primarily due to current tax expense, offset by tax payments. The decrease in other current liabilities was primarily due to a decrease in accrued interest and rebate accruals, as well as a payment to TimkenSteel Corporation for its portion of an income tax refund collected in the first quarter of 2016. The decrease in accrued interest was due to the payment of interest for the Company's fixed-rate Senior Unsecured Notes and its fixed-rate Medium-Term Notes. The decrease in accrued rebates was due to the payment of 2015 annual incentive commissions to distributors and OEM customers.

Non-Current Liabilities:

	March 31, 2016	December 31, 2015	$ Change	% Change
Long-term debt	$673.4	$579.4	$94.0	16.2%
Accrued pension cost	149.2	146.9	2.3	1.6%
Accrued postretirement benefits cost	133.1	136.1	(3.0)	(2.2)%
Deferred income taxes	3.6	3.6	—	—%
Other non-current liabilities	72.6	68.2	4.4	6.5%
Total non-current liabilities	$1,031.9	$934.2	$97.7	10.5%
The increase in long-term debt was primarily due to the classification of $48 million of outstanding borrowings under the Accounts Receivable Facility as long-term and an increase in the borrowings under the Company's Senior Credit Facility.

Shareholders’ Equity:

	March 31, 2016	December 31, 2015	$ Change	% Change
Common stock	$954.7	$958.2	$(3.5)	(0.4)%
Earnings invested in the business	1,499.9	1,457.6	42.3	2.9%
Accumulated other comprehensive loss	(271.9)	(287.0)	15.1	(5.3)%
Treasury shares	(833.0)	(804.3)	(28.7)	3.6%
Noncontrolling interest	25.9	20.1	5.8	28.9%
Total shareholders’ equity	$1,375.6	$1,344.6	$31.0	2.3%

Earnings invested in the business in the first three months of 2016 increased by net income attributable to the Company of $63.0 million, partially offset by dividends declared of $20.7 million. The decrease in accumulated other comprehensive loss was due to foreign currency adjustments of $13.7 million and pension and postretirement liability adjustments of $3.7 million, partially offset by a change in fair value of derivative financial instruments of $2.3 million. The foreign currency translation adjustments were due to the weakening of the U.S. dollar relative to other foreign currencies, including the Romanian Leu, Canadian Dollar, Brazilian Real and Chinese Renminbi. See "Other Matters - Foreign Currency" for further discussion regarding the impact of foreign currency translation. The pension and postretirement liability adjustments were primarily due to amortization of actuarial losses. The increase in treasury shares was primarily due to the Company's purchase of 1.2 million of its common shares for $35.2 million, partially offset by net shares issued for stock compensation plans during the first three months of 2016.

Cash Flows

	Three Months Ended March 31,
	2016	2015	$ Change
Net cash provided by operating activities	$47.1	$17.0	$30.1
Net cash used by investing activities	(24.6)	(14.0)	(10.6)
Net cash used by financing activities	(19.4)	(120.8)	101.4
Effect of exchange rate changes on cash	4.6	(6.6)	11.2
Increase in cash and cash equivalents	$27.1	$(124.4)	$151.5
Operating activities provided net cash of $47.1 million in the first three months of 2016, after providing net cash of $17 million in the first three months of 2015. The increase was due to a net favorable change in working capital items of $61.1 million and the favorable impact of income taxes of $52.1 million, partially offset by lower net income excluding pension settlement charges and CDSOA of $64.0 million.

The following table displays the impact of working capital items on cash during the first three months of 2016 and 2015, respectively:

	Three Months Ended March 31,
	2016	2015	$ Change
Cash Provided (Used):
Accounts receivable	$(4.9)	$(29.6)	$24.7
Inventories	(0.1)	(12.8)	12.7
Trade accounts payable	16.5	27.9	(11.4)
Other accrued expenses	(28.4)	(63.5)	35.1
Cash used for working capital items	$(16.9)	$(78.0)	$61.1

The following table displays the impact of income taxes on cash during the first three months of 2016 and 2015, respectively:

	Three Months Ended March 31,
	2016	2015	$ Change
Accrued income tax expense	$27.5	$(21.3)	$48.8
Income tax payments	(5.3)	(8.3)	3.0
Other miscellaneous	0.2	(0.1)	0.3
Change in income taxes	$22.4	$(29.7)	$52.1

The following table displays the effect on cash for major components of net income during the first three months of 2016 and 2015, respectively:

	Three Months Ended March 31,
	2016	2015	$ Change
Net income attributable to The Timken Company	$62.9	$(134.8)	$197.7
Non-cash pension settlement charges included in net income	—	213.6	(213.6)
CDSOA receivable (non-cash Q1 2016)	(48.1)	—	(48.1)
Net income (excluding pension settlement and CDSOA)	$14.8	$78.8	$(64.0)

Net cash used by investing activities of $24.6 million in the first three months of 2016 increased from the same period in 2015 primarily due to a $4.5 million increase in cash used for capital expenditures, a $3.4 million increase in cash used for investments in short-term marketable securities and a $2.8 million reduction in proceeds from the sale of property, plant and equipment.

The following table displays the factors impacting cash from financing activities during the first three months of 2016 and 2015, respectively:

	Three Months Ended March 31,
	2016	2015	$ Change
Net borrowings	$31.2	$(4.7)	$35.9
Purchase of treasury shares	(35.0)	(96.8)	61.8
Proceeds from exercise of stock options	0.3	1.1	(0.8)
Cash dividends paid to shareholders	(20.7)	(21.9)	1.2
Decrease in restricted cash	—	0.5	(0.5)
Other	4.8	1.0	3.8
Decrease in cash used for financing activities	$(19.4)	$(120.8)	$101.4

Net cash used by financing activities was $19.4 million in the first three months of 2016, compared to $121 million in the first three months of 2015. The decrease in cash used by financing activities was primarily due to an increase in net borrowings and lower cash used for share repurchases during the first three months of 2016 compared to the first three months of 2015.

Liquidity and Capital Resources:

Reconciliation of total debt to net debt and the ratio of net debt to capital:

Net Debt:

	March 31, 2016	December 31, 2015
Short-term debt	$0.2	$62.0
Current portion of long-term debt	15.1	15.1
Long-term debt	673.4	579.4
Total debt	$688.7	$656.5
Less: Cash and cash equivalents	137.3	129.6
Restricted cash	0.2	0.2
Net debt	$551.2	$526.7

Ratio of Net Debt to Capital:

	March 31, 2016	December 31, 2015
Net debt	$551.2	$526.7
Shareholders’ equity	1,375.6	1,344.6
Net debt plus shareholders’ equity (capital)	$1,926.8	$1,871.3
Ratio of net debt to capital	28.6%	28.1%

The Company presents net debt because it believes net debt is more representative of the Company's financial position than total debt due to the amount of cash and cash equivalents held by the Company.

At March 31, 2016, approximately $132 million of the Company's $137 million of cash and cash equivalents resided in jurisdictions outside the United States. It is the Company's practice to use available cash in the United States to pay down its Senior Credit Facility or Accounts Receivable Facility, in order to minimize total interest expense. As a result, the majority of the Company's cash on hand was outside the United States. Repatriation of these funds to the United States could be subject to domestic and foreign taxes and some portion may be subject to governmental restrictions. Part of the Company's strategy is to grow in attractive market sectors, many of which are outside the United States. This strategy includes making investments in facilities and equipment and potential new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments where possible.

The Company has a $100 million Accounts Receivable Facility, which matures on November 30, 2018. The Accounts Receivable Facility is subject to certain borrowing base limitations and is secured by certain domestic accounts receivable of the Company. Certain borrowing base limitations reduced the availability of the Accounts Receivable Facility to $71.0 million at March 31, 2016. As of March 31, 2016, the Company had $48.0 million in outstanding borrowings, which reduced the availability under the facility to $23.0 million. The interest rate on the Accounts Receivable Facility is variable and was 1.28% as of March 31, 2016. The cost of this facility is the prevailing commercial paper rate plus program fees.

The Company has a $500 million Senior Credit Facility, which matures on June 19, 2020. At December 31, 2015, the Senior Credit Facility had outstanding borrowings of $75.2 million, which reduced the availability to $424.8 million. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At March 31, 2016, the Company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0 (3.75 to 1.0 for a limited period up to four quarters following an acquisition with a purchase price of $200 million or greater). As of March 31, 2016, the Company's consolidated leverage ratio was 1.56 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0. As of March 31, 2016, the Company's consolidated interest coverage ratio was 13.99 to 1.0.

The interest rate under the Senior Credit Facility is variable with a spread based on the Company's debt rating. This rate was 1.66% as of March 31, 2016. In addition, the Company pays a facility fee based on the consolidated leverage ratio multiplied by the aggregate commitments of all of the lenders under the Senior Credit Facility.

Other sources of liquidity include short-term lines of credit for certain of the Company's foreign subsidiaries, which provide for borrowings of up to approximately $225 million. Most of these credit lines are uncommitted. At March 31, 2016, the Company had borrowings outstanding of $0.2 million and bank guarantees of $1.1 million, which reduced the availability under these facilities to $223.7 million.

The Company expects that any cash requirements in excess of cash on hand and cash generated from operating activities will be met by the committed funds available under its Accounts Receivable Facility and the Senior Credit Facility. Management believes it has sufficient liquidity to meet its obligations through at least the term of the Senior Credit Facility.

The Company expects to remain in compliance with its debt covenants. However, the Company may need to limit its borrowings under the Senior Credit Facility or other facilities in order to remain in compliance. As of March 31, 2016, the Company could have borrowed the full amounts available under the Senior Credit Facility and Accounts Receivable Facility, and would have still been in compliance with its debt covenants.

The Company expects cash from operations of approximately $340 million in 2016, a decrease of approximately $35 million from 2015, driven by lower net income, excluding non-cash pension settlement and impairment charges, and less cash generated from working capital, offset partially by CDSOA receipts. The Company expects to make approximately $15 million in pension contributions in 2016, compared to $10.8 million in 2015. The Company expects capital expenditures of approximately 4.5% of sales in 2016, compared to 3.7% of sales in 2015.

Financing Obligations and Other Commitments:

During the first three months of 2016, the Company made contributions of $5.9 million to its global defined benefit pension plans. The Company currently expects to make contributions to its global defined benefit pension plans in 2016 totaling approximately $15 million. Returns for the Company's global defined benefit pension plan assets in 2015 were 0.61%, below the expected rate of return of 6.0% predominantly due to decreases in long duration fixed-income markets. The lower returns were largely offset by the impact of a 49 basis point increase in discount rates used to measure the Company's defined benefit pension obligations. Since 2014, the Company has been increasing the percentage of U.S. plan assets allocated to long duration fixed income and decreasing the exposure to equities in an effort to preserve its over-funded status in the U.S. Returns for the Company's U.S. defined benefit plan pension assets for the first three months of 2016 were approximately 5.7%. The Company expects to record pension expense of approximately $59 million for 2016, compared to pension expense of $488.7 million in 2015. The majority of the decrease in pension expenses for 2016 is due to lower pension settlement charges in 2016 compared to 2015.

The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.

Critical Accounting Policies and Estimates:

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company reviews its critical accounting policies throughout the year. The Company has concluded that there have been no changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2015, during the three months ended March 31, 2016.

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

Foreign currency exchange losses resulting from transactions included in the Company's operating results for the first quarter of 2016 were $1.2 million, compared to a loss of $1.7 million during the first quarter of 2015. For the three months ended March 31, 2016, the Company recorded a positive foreign currency translation adjustment of $13.7 million that increased shareholders' equity, compared to a negative foreign currency translation adjustment of $27.8 million that decreased shareholders' equity for the three months ended March 31, 2015. The foreign currency translation adjustments for the three months ended March 31, 2016 were positively impacted by the weakening of the U.S. dollar relative to the Romanian Leu, Canadian Dollar, Brazilian Real and Chinese Renminbi.

Forward-Looking Statements

Certain statements set forth in this Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 2015 (including the Company's forecasts, beliefs and expectations) that are not historical in nature are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management's Discussion and Analysis contains numerous forward-looking statements. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “outlook,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. The Company cautions readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of the Company due to a variety of factors, such as:

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

•	the impact on the Company's pension obligations due to changes in interest rates, investment performance and other tactics designed to reduce risk;

•	retention of CDSOA distributions; and

•	those items identified under Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. Furthermore, a discussion of market risk exposures is included in Part II, Item 7A. Quantitative and Qualitative Disclosure about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There have been no material changes in reported market risk since the inclusion of this discussion in the Company’s Annual Report on Form 10-K referenced above.

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

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 included a detailed discussion of our risk factors. There have been no material changes to the risk factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Common Shares

The following table provides information about purchases by the Company of its common shares during the quarter ended March 31, 2016.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
1/1/16 - 1/31/16	242,969	$28.72	240,000	5,000,000
2/1/16 - 2/29/16	466,521	29.43	420,000	4,580,000
3/1/16 - 3/31/16	505,232	31.22	504,191	4,075,809
Total	1,214,722	$30.04	1,164,191	4,075,809

(1)
Of the shares purchased in January, February and March, 2,969, 46,521 and 1,041, respectively, represent common shares of the Company that were owned and tendered by employees to exercise stock options, and to satisfy withholding obligations in connection with the exercise of stock options and vesting of restricted shares.

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

(3)
On January 29, 2016, the Board of Directors of the Company approved a share purchase plan pursuant to which the Company may purchase up to five million of its common shares in the aggregate. This share repurchase plan expires on January 31, 2017. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans.

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

101
Financial statements from the quarterly report on Form 10-Q of The Timken Company for the quarter ended March 31, 2016, filed on April 27, 2016, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY
Date: April 27, 2016	By: /s/ Richard G. Kyle
Richard G. Kyle President and Chief Executive Officer (Principal Executive Officer)

Date: April 27, 2016	By: /s/ Philip D. Fracassa
Philip D. Fracassa Executive Vice President and Chief Financial Officer (Principal Financial Officer)