Form 10-Q
period 2016-09-30
TIMKEN CO
filed 2016-10-27
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2016
Common Shares, without par value	77,814,737 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE TIMKEN COMPANY AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(Dollars in millions, except per share data)
Net sales	$657.4	$707.4	$2,015.0	$2,157.9
Cost of products sold	489.9	512.0	1,484.3	1,554.9
Gross Profit	167.5	195.4	530.7	603.0
Selling, general and administrative expenses	109.5	120.7	338.0	375.3
Impairment and restructuring charges	5.3	4.4	18.7	12.0
Loss on divestitures	—	—	—	0.3
Pension settlement charges	10.3	3.6	11.9	223.2
Operating Income (Loss)	42.4	66.7	162.1	(7.8)
Interest expense	(8.0)	(8.6)	(25.1)	(25.0)
Interest income	0.4	0.6	1.1	2.0
Continued Dumping & Subsidy Offset Act income (expense), net	(0.2)	—	53.6	—
Other (expense), net	(0.1)	(0.8)	(1.8)	(0.8)
Income (Loss) Before Income Taxes	34.5	57.9	189.9	(31.6)
Provision (benefit) for income taxes	13.5	(6.6)	61.1	1.0
Net Income (Loss)	21.0	64.5	128.8	(32.6)
Less: Net income attributable to noncontrolling interest	0.4	1.1	0.3	2.5
Net Income (Loss) attributable to The Timken Company	$20.6	$63.4	$128.5	$(35.1)

Net Income (Loss) per Common Share attributable to The Timken Company's Common Shareholders
Basic earnings (loss) per share	$0.26	$0.76	$1.63	$(0.41)

Diluted earnings (loss) per share	$0.26	$0.75	$1.62	$(0.41)

Dividends per share	$0.26	$0.26	$0.78	$0.77
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(Dollars in millions)

Net Income (Loss)	$21.0	$64.5	$128.8	$(32.6)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	2.2	(30.9)	(1.4)	(52.1)
Pension and postretirement liability adjustment	15.0	13.0	27.0	120.5
Change in fair value of derivative financial instruments	—	1.2	(1.6)	0.9
Other comprehensive (loss) income, net of tax	17.2	(16.7)	24.0	69.3
Comprehensive Income, net of tax	38.2	47.8	152.8	36.7
Less: comprehensive income attributable to noncontrolling interest	0.9	—	2.1	0.9
Comprehensive Income attributable to The Timken Company	$37.3	$47.8	$150.7	$35.8
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	(Unaudited)
	September 30, 2016	December 31, 2015
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$129.0	$129.6
Restricted cash	2.7	0.2
Accounts receivable, less allowances (2016 – $18.3 million; 2015 – $16.9 million)	452.8	454.6
Inventories, net	575.9	543.2
Deferred charges and prepaid expenses	20.3	22.7
Other current assets	46.1	56.1
Total Current Assets	1,226.8	1,206.4

Property, Plant and Equipment, net	796.6	777.8

Other Assets
Goodwill	359.0	327.3
Non-current pension assets	84.5	86.3
Other intangible assets	274.5	271.3
Deferred income taxes	50.6	65.9
Other non-current assets	27.2	49.1
Total Other Assets	795.8	799.9
Total Assets	$2,819.2	$2,784.1

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$22.5	$62.0
Current portion of long-term debt	—	15.1
Accounts payable, trade	184.5	159.7
Salaries, wages and benefits	89.3	102.3
Income taxes payable	12.1	13.1
Other current liabilities	142.1	153.1
Total Current Liabilities	450.5	505.3

Non-Current Liabilities
Long-term debt	641.4	579.4
Accrued pension cost	148.1	146.9
Accrued postretirement benefits cost	130.7	136.1
Deferred income taxes	3.3	3.6
Other non-current liabilities	79.0	68.2
Total Non-Current Liabilities	1,002.5	934.2

Shareholders’ Equity
Class I and II Serial Preferred Stock, without par value:
Authorized – 10,000,000 shares each class, none issued	—	—
Common stock, without par value:
Authorized – 200,000,000 shares
Issued (including shares in treasury) (2016 – 98,375,135 shares; 2015 – 98,375,135 shares)
Stated capital	53.1	53.1
Other paid-in capital	905.4	905.1
Earnings invested in the business	1,524.7	1,457.6
Accumulated other comprehensive loss	(264.8)	(287.0)
Treasury shares at cost (2016 – 20,560,398 shares; 2015 – 18,112,047 shares)	(878.9)	(804.3)
Total Shareholders’ Equity	1,339.5	1,324.5
Noncontrolling Interest	26.7	20.1
Total Equity	1,366.2	1,344.6
Total Liabilities and Shareholders’ Equity	$2,819.2	$2,784.1
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income (loss) attributable to The Timken Company	$128.5	$(35.1)
Net income attributable to noncontrolling interest	0.3	2.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	98.3	97.8
Impairment charges	3.8	3.3
Loss on sale of assets	0.8	2.1
Deferred income tax provision	(0.1)	(81.1)
Stock-based compensation expense	10.9	14.1
Excess tax benefits related to stock-based compensation	—	(1.5)
Pension and other postretirement expense	38.4	251.5
Pension contributions and other postretirement benefit payments	(22.3)	(23.5)
Changes in operating assets and liabilities:
Accounts receivable	12.2	(1.9)
Inventories	(13.6)	7.1
Accounts payable, trade	15.0	27.0
Other accrued expenses	(19.1)	(57.6)
Income taxes	22.9	23.5
Other, net	1.1	18.1
Net Cash Provided by Operating Activities	277.1	246.3

Investing Activities
Capital expenditures	(84.4)	(65.1)
Acquisitions, net of cash received	(62.8)	(213.6)
Proceeds from disposal of property, plant and equipment	1.5	11.0
Investments in short-term marketable securities, net	2.1	(0.6)
Other	0.3	(0.5)
Net Cash Used in Investing Activities	(143.3)	(268.8)

Financing Activities
Cash dividends paid to shareholders	(61.4)	(65.7)
Purchase of treasury shares	(83.3)	(227.9)
Proceeds from exercise of stock options	0.7	4.0
Excess tax benefits related to stock-based compensation	—	1.5
Proceeds from long-term debt	275.5	225.7
Deferred financing costs	—	(2.0)
Accounts receivable facility borrowings	50.0	116.0
Accounts receivable facility payments	(30.1)	(38.0)
Payments on long-term debt	(290.1)	(106.1)
Short-term debt activity, net	(1.4)	(1.6)
Increase in restricted cash	(2.5)	0.2
Other	4.5	3.7
Net Cash Used in Financing Activities	(138.1)	(90.2)
Effect of exchange rate changes on cash	3.7	(11.1)
Decrease in Cash and Cash Equivalents	(0.6)	(123.8)
Cash and cash equivalents at beginning of year	129.6	278.8
Cash and Cash Equivalents at End of Period	$129.0	$155.0
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

Certain amounts reported in the 2015 Consolidated Statements of Cash Flows have been reclassified to conform to the current cash flow presentation.

Note 2 - Recent Accounting Pronouncements

New Accounting Guidance Adopted:
In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." ASU 2015-16 eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This new accounting guidance does not eliminate the requirement for the measurement period to be completed within one year. On January 1, 2016, the Company adopted the provisions of ASU 2015-16. The impact of the adoption of ASU 2015-16 was immaterial to the Company's results of operations and financial condition as there was only a minor measurement-period adjustment during the first nine months of 2016.

In May 2015, the FASB issued ASU 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." ASU 2015-07 eliminates the requirement to categorize within the fair value hierarchy investments for which fair values are estimated using the net asset value ("NAV") practical expedient provided in Accounting Standards Codification ("ASC") 820, "Fair Value Measurement." Instead, entities will be required to disclose the fair values of such investments so that financial statement users can reconcile amounts reported in the fair value hierarchy table and the amounts reported on the balance sheet. On January 1, 2016, the Company adopted the provisions of ASU 2015-07. The adoption of ASU 2015-07 did not have any impact on the Company's results of operations or financial condition as the new guidance addresses disclosure only. See Note 17 - Fair Value for the new disclosures.

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

a.
recording all tax effects associated with stock-based compensation through the income statement, as opposed to recording certain amounts in other paid-in capital, which eliminates the complications of tracking a “windfall pool,” but will increase the volatility of income tax expense;

b.
allowing entities to withhold shares to satisfy the employer’s statutory tax withholding requirement up to the highest marginal tax rate applicable to employees rather than the employer’s minimum statutory rate, without requiring liability classification for the award;

c.
modifying the requirement to estimate the number of awards that will ultimately vest by providing an accounting policy election to either estimate the number of forfeitures or recognize forfeitures as they occur; and

d.
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

Note 3 - Acquisitions
Lovejoy Inc.
On July 8, 2016, the Company completed the acquisition of Lovejoy Inc. ("Lovejoy"), a manufacturer of premium industrial couplings and universal joints, for $63.5 million in cash and assumed debt of $2.2 million. The Company acquired cash of approximately $1.4 million as part of the acquisition. The Company incurred approximately $1.6 million of legal and professional fees to acquire Lovejoy. Based in Downers Grove, Illinois, with additional locations in the United States, Canada and Germany, Lovejoy had annual sales of approximately $55 million for the twelve months ended June 30, 2016. Substantially all of the results for Lovejoy are reported in the Process Industries segment.

The following table presents the final purchase price allocation for the Lovejoy acquisition:

Initial Purchase Price Allocation
Assets:
Accounts receivable, net	$7.5
Inventories, net	13.2
Other current assets	5.2
Property, plant and equipment, net	15.5
Goodwill	30.1
Other intangible assets	24.1
Other non-current assets	0.1
Total assets acquired	$95.7
Liabilities:
Accounts payable, trade	$8.1
Salaries, wages and benefits	1.2
Other current liabilities	5.3
Long term debt	2.2
Deferred income taxes	9.2
Other non-current liabilities	7.6
Total liabilities assumed	$33.6
Net assets acquired	$62.1

The following table summarizes the initial purchase price allocation for identifiable intangible assets acquired in 2016:

	Initial Purchase Price Allocation
		Weighted - Average Life
Trade name	$3.7	Indefinite
Technology	8.9	19 years
All customer relationships	11.1	20 years
Non-competition agreements	0.2	5 years
Favorable leases	0.1	2 years
Capitalized software	0.1	4 years
Total intangible assets	$24.1

On December 28, 2004, the United States Environmental Protection Agency (“USEPA”) sent Lovejoy a Special Notice Letter that identified Lovejoy as a potentially responsible party (“PRP”), together with at least fourteen other companies, at the Ellsworth Industrial Park Site, Downers Grove, DuPage County, Illinois (the “Site”).  Lovejoy’s Downers Grove property is situated within the Ellsworth Industrial Complex. The USEPA and the Illinois Environmental Protection Agency (“IEPA”) allege there have been one or more releases or threatened releases of hazardous substances, allegedly including but not limited to a release or threatened release on or from Lovejoy's property, at the Site. The relief sought by the USEPA and IEPA includes further investigation and potential remediation of the Site and reimbursement of response costs. Lovejoy’s allocated share of past and future costs related to the Site, including for investigation and/or remediation, could be significant. All previously pending property damage and personal injury lawsuits against Lovejoy related to the Site have been settled or dismissed. In connection with the acquisition of Lovejoy, the Company recorded an immaterial environmental remediation accrual.

Timken Belts
On September 1, 2015, the Company completed the acquisition of the membership interests of Carlstar Belt LLC ("Timken Belts") for $213.7 million, including cash acquired of approximately $0.1 million. The Company incurred approximately $1.0 million of legal and professional fees to acquire Timken Belts. Timken Belts is a leading North American manufacturer of belts used in industrial, commercial and consumer applications, and sold under multiple brand names, including Carlisle®, Ultimax® and Panther®, among others. The product portfolio includes more than 20,000 parts that utilize wrap molded, raw edge, v-ribbed and synchronous belt designs. Based in Springfield, Missouri, Timken Belts had annual sales of approximately $140 million for the twelve months ended June 30, 2015, and employs approximately 750 employees. The results of the operations for Timken Belts are reported in both the Mobile Industries and Process Industries segments based on customers served.

In June 2016, the Company paid a net purchase price adjustment of $0.7 million in connection with the Timken Belts acquisition, resulting in an adjustment to goodwill. The following table presents the final purchase price allocation for the Timken Belts acquisition:

	Initial Purchase Price Allocation	Adjustment	Final Purchase Price Allocation
Assets:
Accounts receivable, net	$13.3		$13.3
Inventories, net	48.5		48.5
Other current assets	1.1		1.1
Property, plant and equipment, net	37.9		37.9
Goodwill	70.8	0.7	71.5
Other intangible assets	63.9		63.9
Total assets acquired	$235.5	$0.7	$236.2
Liabilities:
Accounts payable, trade	$10.2		$10.2
Salaries, wages and benefits	1.1		1.1
Other current liabilities	1.3		1.3
Accrued pension cost	2.3		2.3
Accrued postretirement benefits cost	1.1		1.1
Other non-current liabilities	5.9		5.9
Total liabilities assumed	$21.9	$—	$21.9
Net assets acquired	$213.6	$0.7	$214.3

Note 4 - Inventories
The components of inventories were as follows:

	September 30, 2016	December 31, 2015
Manufacturing supplies	$29.6	$24.7
Raw materials	57.5	58.8
Work in process	193.3	181.9
Finished products	322.5	296.2
Subtotal	602.9	561.6
Allowance for obsolete and surplus inventory	(27.0)	(18.4)
Total Inventories, net	$575.9	$543.2

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

The LIFO reserves at September 30, 2016, and December 31, 2015, were $182.0 million and $188.1 million, respectively. The Company recognized a decrease in its LIFO reserve of $6.1 million during the first nine months of 2016, compared with a decrease in its LIFO reserve of $2.6 million during the first nine months of 2015.

Note 5 - Property, Plant and Equipment
The components of property, plant and equipment were as follows:

	September 30, 2016	December 31, 2015
Land and buildings	$426.7	$430.3
Machinery and equipment	1,803.5	1,741.4
Subtotal	2,230.2	2,171.7
Accumulated depreciation	(1,433.6)	(1,393.9)
Property, plant and equipment, net	$796.6	$777.8

Total depreciation expense for the nine months ended September 30, 2016 and 2015, was $71.0 million and $70.8 million, respectively.

Note 6 - Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2016, were as follows:

	Mobile Industries	Process Industries	Total
Beginning balance	$97.0	$230.3	$327.3
Acquisitions	0.7	30.1	30.8
Foreign currency translation adjustments	(0.2)	1.1	0.9
Ending balance	$97.5	$261.5	$359.0
The increase in goodwill was primarily due to the acquisition of Lovejoy in July 2016. None of this goodwill is deductible for tax purposes. In addition, the Company paid a net purchase price adjustment of $0.7 million in June 2016 for Timken Belts, which resulted in an adjustment to goodwill.

The following table displays intangible assets as of September 30, 2016, and December 31, 2015:

	As of September 30, 2016			As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$209.3	$80.6	$128.7	$198.9	$70.0	$128.9
Know-how	40.7	8.0	32.7	31.9	6.7	25.2
Industrial license agreements	0.1	0.1	—	0.1	0.1	—
Land-use rights	8.1	4.8	3.3	8.3	4.7	3.6
Patents	2.1	2.1	—	2.1	2.1	—
Technology use	53.7	16.2	37.5	53.6	14.0	39.6
Trademarks	6.3	3.7	2.6	6.5	3.3	3.2
Non-compete agreements	0.9	0.7	0.2	2.7	2.5	0.2
Leases	0.1	—	0.1	—	—	—
Software	250.9	209.7	41.2	243.8	197.6	46.2
	$572.2	$325.9	$246.3	$547.9	$301.0	$246.9
Intangible assets not subject to amortization:
Tradenames	$19.5		$19.5	$15.7		$15.7
FAA air agency certificates	8.7		8.7	8.7		8.7
	$28.2		$28.2	$24.4		$24.4
Total intangible assets	$600.4	$325.9	$274.5	$572.3	$301.0	$271.3

Amortization expense for intangible assets was $27.2 million and $27.0 million for the nine months ended September 30, 2016 and 2015, respectively. Amortization expense for intangible assets is estimated to be $36.4 million in 2016; $32.8 million in 2017; $28.2 million in 2018; $24.0 million in 2019; and $19.7 million in 2020.

Note 7 - Financing Arrangements
Short-term debt at September 30, 2016, and December 31, 2015, was as follows:

	September 30, 2016	December 31, 2015
Variable-rate Accounts Receivable Facility with interest rate of 1.41% at September 30, 2016 and 1.05% at December 31, 2015, respectively.	$11.0	$49.0
Borrowings under variable-rate lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 0.28% to 0.50% at September 30, 2016 and 0.31% to 0.44% at December 31, 2015, respectively.	11.5	13.0
Short-term debt	$22.5	$62.0
The lines of credit for certain of the Company’s foreign subsidiaries provide for short-term borrowings up to $230.3 million. Most of these lines of credit are uncommitted. At September 30, 2016, the Company’s foreign subsidiaries had borrowings outstanding of $11.5 million and bank guarantees of $3.8 million, which reduced the availability under these facilities to $215.0 million.

Long-term debt at September 30, 2016, and December 31, 2015, was as follows:

	September 30, 2016	December 31, 2015
Fixed-rate Medium-Term Notes, Series A, maturing at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	$159.5	$174.4
Fixed-rate Senior Unsecured Notes, maturing on September 1, 2024, with an interest rate of 3.875%	345.6	344.8
Variable-rate Senior Credit Facility with an interest rate of 1.53% at September 30, 2016 and 1.45% at December 31, 2015, respectively.	76.2	75.2
Variable-rate Accounts Receivable Facility with interest rate of 1.41% at September 30, 2016	57.9	—
Other	2.2	0.1
	$641.4	$594.5
Less current maturities	—	15.1
Long-term debt	$641.4	$579.4

The Company has a $500 million Amended and Restated Credit Agreement ("Senior Credit Facility"), which matures on June 19, 2020. At September 30, 2016, the Company had $76.2 million of outstanding borrowings under the Senior Credit Facility, which reduced the availability under this facility to $423.8 million. The Senior Credit Facility has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At September 30, 2016, the Company was in full compliance with both of these covenants under the Senior Credit Facility.

The Company has a $100 million Amended and Restated Asset Securitization Agreement ("Accounts Receivable Facility") that matures on November 30, 2018. Under the terms of the Accounts Receivable Facility, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary, which in turn uses the trade receivables to secure borrowings, which are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the Accounts Receivable Facility are limited by certain borrowing base limitations. These limitations reduced the availability of the Accounts Receivable Facility to $72.5 million at September 30, 2016. As of September 30, 2016, there were outstanding borrowings of $68.9 million under the Accounts Receivable Facility, which reduced the availability under this facility to $3.6 million. The cost of this facility, which is the prevailing commercial paper rate plus program fees, is considered a financing cost and is included in interest expense in the Consolidated Statements of Income. The outstanding balance under the Accounts Receivable Facility was classified in accordance with the terms of the agreement and reflects the Company's expectations relative to the minimum borrowing base.

Note 8 - Contingencies

Product Warranties:
The Company is currently evaluating claims raised by certain customers with respect to the performance of bearings sold into the Wind energy sector. The Company recorded warranty expense related to these claims totaling $1.4 million for the three months ended September 30, 2016, and $4.8 million and $2.4 million for the nine months ended September 30, 2016 and 2015, respectively. No warranty expense was incurred during the three months ended September 30, 2015 related to these claims. Management believes that the outcome of these claims will not have a material effect on the Company’s consolidated financial position; however, the effect of any such outcome may be material to the results of operations of any particular period in which costs in excess of amounts provided, if any, are recognized.

Note 9 - Equity

The changes in the equity components for the nine months ended September 30, 2016 were as follows:

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Earnings Invested in the Business	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non- controlling Interest
Balance at December 31, 2015	$1,344.6	$53.1	$905.1	$1,457.6	$(287.0)	$(804.3)	$20.1
Net income	128.8			128.5			0.3
Foreign currency translation adjustment	(1.4)				(3.2)		1.8
Pension and postretirement liability adjustment (net of the income tax benefit of $5.1 million)	27.0				27.0
Change in fair value of derivative financial instruments, net of reclassifications	(1.6)				(1.6)
Investment in joint venture by noncontrolling interest party	4.8						4.8
Dividends declared to noncontrolling interest	(0.3)						(0.3)
Dividends – $0.78 per share	(61.4)			(61.4)
Excess tax shortfall from stock compensation	(1.0)		(1.0)
Stock-based compensation expense	10.9		10.9
Stock purchased at fair market value	(83.3)					(83.3)
Stock option exercise activity	0.7		(1.0)			1.7
Restricted shares (issued) surrendered	—		(8.6)			8.6
Shares surrendered for taxes	(1.6)					(1.6)
Balance at September 30, 2016	$1,366.2	$53.1	$905.4	$1,524.7	$(264.8)	$(878.9)	$26.7

On March 6, 2014, Timken Lux Holdings II S.A.R.L, a subsidiary of the Company, entered into a joint venture agreement with Holme Service Limited ("joint venture partner"). During 2015, the Company and its joint venture partner established TUBC Limited, a Cyprus entity, for the purpose of producing bearings to serve the rail market sector in Russia. During 2015, the Company and its joint venture partner amended and restated the joint venture agreement and contributed $6.9 million and $6.6 million, respectively, to TUBC Limited. During the first nine months of 2016, the Company and its joint venture partner contributed $5.0 million and $4.8 million, respectively, to TUBC Limited. The Company and its joint venture partner have a 51% controlling interest and 49% controlling interest, respectively, in TUBC Limited.

Note 10 - Accumulated Other Comprehensive Income (Loss)

The following tables present details about components of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2016, respectively:

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at June 30, 2016	$(77.1)	$(203.1)	$(1.3)	$(281.5)
Other comprehensive (loss) income before reclassifications and income tax	2.2	1.4	(0.5)	3.1
Amounts reclassified from accumulated other comprehensive income, before income tax	—	15.3	0.5	15.8
Income tax (benefit) expense	—	(1.7)	—	(1.7)
Net current period other comprehensive income, net of income taxes	2.2	15.0	—	17.2
Noncontrolling interest	(0.5)	—	—	(0.5)
Net current period comprehensive income, net of income taxes and noncontrolling interest	1.7	15.0	—	16.7
Balance at September 30, 2016	$(75.4)	$(188.1)	$(1.3)	$(264.8)

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2015	$(72.2)	$(215.1)	$0.3	$(287.0)
Other comprehensive (loss) income before reclassifications and income tax	(1.4)	6.2	(2.5)	2.3
Amounts reclassified from accumulated other comprehensive income, before income tax	—	25.9	(0.1)	25.8
Income tax (benefit) expense	—	(5.1)	1.0	(4.1)
Net current period other comprehensive income (loss), net of income taxes	(1.4)	27.0	(1.6)	24.0
Noncontrolling interest	(1.8)	—	—	(1.8)
Net current period comprehensive income (loss), net of income taxes and noncontrolling interest	(3.2)	27.0	(1.6)	22.2
Balance at September 30, 2016	$(75.4)	$(188.1)	$(1.3)	$(264.8)
$10.6 million of the $25.9 million before-tax reclassification of pension and postretirement liability adjustments was included in pension settlement charges in the Consolidated Statement of Income for the nine months ended September 30, 2016. The remaining before-tax reclassification of pension and postretirement liability adjustments of $15.3 million was due to the amortization of actuarial losses and prior service costs and was included in costs of products sold and selling, general and administrative expenses in the Consolidated Statement of Income. The reclassification of the remaining components of accumulated other comprehensive income (loss) was included in other (expense) income, net in the Consolidated Statement of Income.

The following tables present details about components of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2015, respectively:

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at June 30, 2015	$(21.4)	$(373.5)	$(1.1)	$(396.0)
Other comprehensive (loss) income before reclassifications and income tax	(30.9)	4.2	2.1	(24.6)
Amounts reclassified from accumulated other comprehensive income, before income tax	—	13.4	(0.2)	13.2
Income tax (benefit) expense	—	(4.6)	(0.7)	(5.3)
Net current period other comprehensive income (loss), net of income taxes	(30.9)	13.0	1.2	(16.7)
Noncontrolling interest	1.1	—	—	1.1
Net current period comprehensive income (loss), net of income taxes and noncontrolling interest	(29.8)	13.0	1.2	(15.6)
Balance at September 30, 2015	$(51.2)	$(360.5)	$0.1	$(411.6)

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2014	$(0.7)	$(481.0)	$(0.8)	$(482.5)
Other comprehensive (loss) income before reclassifications and income tax	(52.1)	(62.3)	2.1	(112.3)
Amounts reclassified from accumulated other comprehensive income, before income tax	—	251.3	(0.7)	250.6
Income tax (benefit) expense	—	(68.5)	(0.5)	(69.0)
Net current period other comprehensive income (loss), net of income taxes	(52.1)	120.5	0.9	69.3
Noncontrolling interest	1.6	—	—	1.6
Net current period comprehensive income (loss), net of income taxes and noncontrolling interest	(50.5)	120.5	0.9	70.9
Balance at September 30, 2015	$(51.2)	$(360.5)	$0.1	$(411.6)
Other comprehensive income (loss) before reclassifications and income taxes includes the effect of foreign currency.

$221.0 million of the $251.3 million before-tax reclassification of pension and postretirement liability adjustments was included in pension settlement charges in the Consolidated Statement of Income for the nine months ended September 30, 2015. The remaining before-tax reclassification of pension and postretirement liability adjustments of $30.3 million was due to the amortization of actuarial losses and prior service costs and was included in costs of products sold and selling, general and administrative expenses in the Consolidated Statement of Income. The reclassification of the remaining components of accumulated other comprehensive income (loss) was included in other (expense) income, net in the Consolidated Statement of Income.

Note 11 - Earnings Per Share

The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss) attributable to The Timken Company	$20.6	$63.4	$128.5	$(35.1)
Less: undistributed earnings allocated to nonvested stock	—	—	—	—
Net income (loss) available to common shareholders for basic earnings per share and diluted earnings per share	$20.6	$63.4	$128.5	$(35.1)
Denominator:
Weighted average number of shares outstanding, basic	77,935,783	83,671,931	78,808,179	85,578,800
Effect of dilutive securities:
Stock options and awards based on the treasury stock method	681,693	473,820	663,577	—
Weighted average number of shares outstanding, assuming dilution of stock options and awards	78,617,476	84,145,751	79,471,756	85,578,800
Basic earnings (loss) per share	$0.26	$0.76	$1.63	$(0.41)
Diluted earnings (loss) per share	$0.26	$0.75	$1.62	$(0.41)

The exercise prices for certain stock options that the Company has awarded exceed the average market price of the Company’s common shares. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. The antidilutive stock options outstanding during the three months ended September 30, 2016 and 2015, were 2,706,711 and 2,761,824, respectively. During the nine months ended September 30, 2016, the antidilutive stock options outstanding were 3,080,133. During the nine months ended September 30, 2015, the Company incurred a net loss and therefore treated all stock options and restricted stock units as antidilutive.

Note 12 - Segment Information

The primary measurement used by management to measure the financial performance of each segment is EBIT (earnings before interest and taxes).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales:
Mobile Industries	$353.1	$396.4	$1,104.1	$1,178.0
Process Industries	304.3	311.0	910.9	979.9
	$657.4	$707.4	$2,015.0	$2,157.9

Segment EBIT:
Mobile Industries	$24.1	$43.0	$89.6	$114.4
Process Industries	40.7	43.1	120.0	145.0
Total EBIT, for reportable segments	$64.8	$86.1	$209.6	$259.4
Unallocated corporate expenses	(12.2)	(16.6)	(37.4)	(44.8)
Unallocated pension settlement charges	(10.3)	(3.6)	(11.9)	(223.2)
Continued Dumping & Subsidy Offset Act income (expense), net	(0.2)	—	53.6	—
Interest expense	(8.0)	(8.6)	(25.1)	(25.0)
Interest income	0.4	0.6	1.1	2.0
Income (loss) before income taxes	$34.5	$57.9	$189.9	$(31.6)

Note 13 - Impairment and Restructuring Charges
Impairment and restructuring charges by segment are comprised of the following:

For the three months ended September 30, 2016:

	Mobile Industries	Process Industries	Corporate	Total
Impairment charges	$1.2	$—	$—	$1.2
Severance and related benefit costs	2.9	0.4	—	3.3
Exit costs	0.3	0.5	—	0.8
Total	$4.4	$0.9	$—	$5.3
For the three months ended September 30, 2015:

	Mobile Industries	Process Industries	Corporate	Total
Severance and related benefit costs	$2.0	$1.7	$0.6	$4.3
Exit costs	0.1	—	—	0.1
Total	$2.1	$1.7	$0.6	$4.4

For the nine months ended September 30, 2016:

	Mobile Industries	Process Industries	Corporate	Total
Impairment charges	$3.8	$—	$—	$3.8
Severance and related benefit costs	7.7	4.9	—	12.6
Exit costs	1.6	0.7	—	2.3
Total	$13.1	$5.6	$—	$18.7
For the nine months ended September 30, 2015:

	Mobile Industries	Process Industries	Corporate	Total
Impairment charges	$0.1	$3.2	$—	$3.3
Severance and related benefit costs	2.7	1.7	0.6	5.0
Exit costs	0.7	3.0	—	3.7
Total	$3.5	$7.9	$0.6	$12.0
The following discussion explains the impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above.
Mobile Industries
On September 29, 2016, the Company announced the closure of its bearing plant in Pulaski, Tennessee ("Pulaski"). The plant is expected to close in approximately one year from the announcement date. The closure of the Pulaski bearing plant is expected to affect approximately 120 employees. During the three months ended September 30, 2016, the Company recorded severance and related benefit costs of $1.7 million related to this closure.

In August 2016, the Company completed the consultation process to close the manufacturing operations in Benoni, South Africa ("Benoni"). South Africa will continue to recondition bearings and assemble rail bearings. Approximately 85 employees will be affected by the announcement. During the three months ended September 30, 2016, the Company recorded impairment charges of $0.5 million and severance and related benefit costs of $0.8 million related to this closure.

On March 17, 2016, the Company announced the closure of its bearing plant in Altavista, Virginia ("Altavista"). The plant is expected to close in approximately one year from the announcement date, with production transferring to the Company's bearing plant near Lincolnton, North Carolina. During the three months ended September 30, 2016, the Company recorded impairment charges of $0.7 million and severance and related benefits of $0.2 million related to this closure. During the first nine months of 2016, the Company recorded impairment charges of $3.1 million and severance and related benefit costs of $1.7 million related to this closure.

On September 8, 2014, the Company announced the closure of its bearing facility in Wolverhampton, United Kingdom. This facility closed during the second quarter of 2016 and the Company recorded exit costs of $0.8 million related to this closure.

In addition, the Company incurred $1.2 million of severance and related benefit costs related to the rationalization of one of its facilities in Europe during the first nine months of 2015.

Process Industries
During the first nine months of 2015, the Company recorded impairment charges of $3.0 million related to the Company's repair business in Niles, Ohio ("Niles"). See Note 17 - Fair Value for additional information on the impairment charges for the repair business. In addition, the Company recorded $3.0 million of exit costs related to the Company's termination of its relationship with one of its third-party sales representatives in Colombia.

Workforce Reductions:
During the first nine months of 2016, the Company recognized $7.7 million of severance and related benefit costs to eliminate approximately 175 positions, in the aggregate. Of the $7.7 million charge for the first nine months of 2016, $2.9 million related to the Mobile Industries segment and $4.8 million related to the Process Industries segment. During the three and nine months ended September 30, 2015, the Company recognized $4.0 million of severance and related benefit costs to eliminate approximately 65 positions. Of the $4.0 million charge for the third quarter of 2015, $1.8 million related to the Mobile Industries segment, $1.6 million related to the Process Industries segment and $0.6 million related to corporate positions.

The following is a rollforward of the consolidated restructuring accrual for the nine months ended September 30, 2016, and the twelve months ended December 31, 2015:

	September 30, 2016	December 31, 2015
Beginning balance, January 1	$11.3	$9.5
Expense	14.9	11.4
Payments	(16.0)	(9.6)
Ending balance	$10.2	$11.3
The restructuring accruals at September 30, 2016, and December 31, 2015, were included in other current liabilities on the Consolidated Balance Sheets.

Note 14 - Retirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans. The amounts for the three and nine months ended September 30, 2016, are based on calculations prepared by the Company's actuaries during the second quarter of 2016 and represent the Company’s best estimate of each period’s proportionate share of the amounts to be recorded for the year ending December 31, 2016.

	U.S. Plans		International Plans		Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$3.3	$3.9	$0.4	$0.4	$3.7	$4.3
Interest cost	6.7	11.4	2.6	3.2	9.3	14.6
Expected return on plan assets	(7.4)	(15.8)	(2.6)	(4.2)	(10.0)	(20.0)
Amortization of prior service cost	0.4	0.7	0.1	0.1	0.5	0.8
Amortization of net actuarial loss	3.6	7.8	0.8	1.2	4.4	9.0
Pension settlements and curtailments	—	3.5	10.2	—	10.2	3.5
Net periodic benefit cost	$6.6	$11.5	$11.5	$0.7	$18.1	$12.2

	U.S. Plans		International Plans		Total
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$9.9	$11.5	$1.1	$1.8	$11.0	$13.3
Interest cost	20.0	35.6	8.2	9.4	28.2	45.0
Expected return on plan assets	(22.3)	(49.2)	(8.0)	(12.6)	(30.3)	(61.8)
Amortization of prior service cost	1.2	2.1	0.1	0.1	1.3	2.2
Amortization of net actuarial loss	10.9	24.1	2.4	3.9	13.3	28.0
Pension settlements and curtailments	—	219.9	10.6	1.1	10.6	221.0
Net periodic benefit cost	$19.7	$244.0	$14.4	$3.7	$34.1	$247.7

On September 8, 2016, the Retirement Plan for the Hourly-Rated Employees of Timken Canada LP (the "Plan") purchased a group annuity contract from The Canada Life Assurance Company ("Canada Life") to pay and administer future pension benefits for 135 Canadian Timken retirees. The Plan was associated with former employees of the St. Thomas, Ontario manufacturing facility, which closed on March 31, 2013. The Company transferred approximately $15 million of the Company's pension obligations and $15 million of pension assets to Canada Life in this transaction. In addition to the purchase of the group annuity contract, the Company made lump-sum distributions of $6.8 million to deferred vested participants in the Plan during the second and third quarters of 2016. As a result of the group annuity contract and lump-sum distributions in Canada, as well as professional fees of $1.3 million associated with the implementation of a group annuity contract in the United States, the Company incurred total pension settlement charges of $11.9 million for the nine months ended September 30, 2016.

On January 23, 2015, the Timken-Latrobe-MPB-Torrington Retirement Plan purchased a group annuity contract from Prudential Insurance Company of America ("Prudential") to pay and administer future pension benefits for approximately 5,000 U.S. Timken retirees. The Company transferred approximately $575 million of the Company's pension obligations and $635 million of pension assets to Prudential in this transaction. In addition to the purchase of the group annuity contract, the Company made lump-sum distributions to new retirees of $29.5 million in 2015. The Company also incurred pension settlement and curtailment charges related to one of its Canadian defined benefit pension plans. As a result of the purchase of the group annuity contract and lump-sum distributions, as well as pension settlement and curtailment charges related to the Company's Canadian pension plans, the Company incurred total pension settlement charges of $223.2 million, including professional fees of $2.2 million, for the nine months ended September 30, 2015.

Note 15 - Other Postretirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s other postretirement benefit plans. The amounts for the three and nine months ended September 30, 2016, are based on calculations prepared by the Company's actuaries during the second quarter of 2016 and represent the Company’s best estimate of each period’s proportionate share of the amounts to be recorded for the year ending December 31, 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$0.1	$0.1	$0.3	$0.3
Interest cost	2.7	2.7	8.2	8.1
Expected return on plan assets	(1.6)	(1.8)	(4.9)	(5.3)
Amortization of prior service cost	0.2	0.2	0.7	0.6
Amortization of net actuarial loss	—	0.1	—	0.1
Net periodic benefit cost	$1.4	$1.3	$4.3	$3.8

Note 16 - Income Taxes

The Company's provision for income taxes in interim periods is computed by applying the estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior year tax liabilities, are recorded during the period(s) in which they occur.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Provision (benefit) for income taxes	$13.5	$(6.6)	$61.1	$1.0
Effective tax rate	39.1%	(11.4)%	32.2%	(3.2)%
In accordance with ASC Topic 740, "Income Taxes," the effective tax rate in the third quarter of 2016 was calculated as the difference between the income taxes computed for the nine months, as described below, and the year-to-date income taxes recorded as of June 30, 2016. This computation resulted in an effective tax rate of 39.1% for the third quarter of 2016, including discrete items.

The effective tax rate in the first nine months of 2016 was computed based on an expected annual effective tax rate of 31.6%, excluding discrete items. Discrete tax items are recorded in the period in which they occur. Including the impact of discrete tax items, the effective tax rate was 32.2% in the first nine months of 2016, This rate was lower than the U.S. federal statutory rate of 35% primarily due to tax benefits related to foreign tax credits, earnings in certain foreign jurisdictions where the effective tax rate is less than 35% and other U.S. tax benefits, such as the U.S. Research and Experimentation credit and the U.S. manufacturing deduction. These factors were partially offset by U.S. taxation of foreign earnings, losses at certain foreign subsidiaries where no tax benefit could be recorded, U.S. state and local taxes and the net impact of discrete tax items.

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

The effective tax rate in the first nine months of 2015 was computed based on an estimated overall annual effective tax rate of negative 3.2%, including discrete items (expected tax benefits on expected pretax income). The rate reflected an estimated full year loss in the U.S. primarily driven by pension settlement charges and earnings in foreign jurisdictions, which were expected to produce a net tax benefit on pre-tax income. The effective tax rate of negative 3.2% was lower than the U.S. federal statutory rate of 35% primarily due to earnings in certain foreign jurisdictions where the effective tax rate is less than 35%, tax benefits related to foreign tax credits, U.S. state and local tax benefits, non-taxable U.S. income and the U.S. manufacturing deduction. These factors were partially offset by U.S. taxation of foreign earnings, losses at certain foreign subsidiaries where no tax benefit could be recorded, non-deductible U.S. expenses and certain discrete tax expenses.

In the third quarter of 2016, the Company reclassified $18.6 million of tax payments in India to income taxes payable in order to apply these payments to the underlying liabilities to which they relate. This item was identified during a routine review of the balances in these accounts. Management of the Company concluded that this change from gross to net presentation of these items in the third quarter of 2016 and the presence of the gross presentation in prior periods was immaterial to all periods presented.

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

The following tables present the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016, and December 31, 2015:

	September 30, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$112.6	$112.6	$—	$—
Cash and cash equivalents measured at net asset value	16.4
Restricted cash	2.7	2.7	—	—
Short-term investments	7.0	—	7.0	—
Short-term investments measured at net asset value	0.4
Foreign currency hedges	2.8	—	2.8	—
Total Assets	$141.9	$115.3	$9.8	$—
Liabilities:
Foreign currency hedges	$2.3	$—	$2.3	$—
Total Liabilities	$2.3	$—	$2.3	$—

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$110.2	$110.2	$—	$—
Cash and cash equivalents measured net asset value	19.4
Restricted cash	0.2	0.2	—	—
Short-term investments	8.9	—	8.9	—
Short-term investments measured at net asset value	0.8
Foreign currency hedges	8.2	—	8.2	—
Total Assets	$147.7	$110.4	$17.1	$—
Liabilities:
Foreign currency hedges	$0.4	$—	$0.4	$—
Total Liabilities	$0.4	$—	$0.4	$—
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

The following table presents those assets measured at fair value on a nonrecurring basis for the nine months ended September 30, 2016, using Level 3 inputs:

	Carrying Value	Fair Value Adjustment	Fair Value
Long-lived assets held for sale:
Land	$0.2	$(0.2)	$—
Total long-lived assets held for sale	$0.2	$(0.2)	$—

Long-lived assets held and used:
Altavista bearing plant	$5.6	$(3.1)	$2.5
Equipment at Benoni bearing plant	0.5	(0.5)	—
Total long-lived assets held and used	$6.1	$(3.6)	$2.5
Assets held for sale of $0.2 million were written down to their fair value of zero during the first quarter of 2016, resulting in an impairment charge. The fair value of these assets was based on the price that the Company expects to receive when it disposes of these assets.

On March 17, 2016, the Company announced the closure of its Altavista bearing plant. The plant is expected to close in approximately one year from the announcement date, with production transferring to the Company's bearing plant near Lincolnton, North Carolina. The Altavista bearing plant, with a carrying value of $5.6 million, was written down to its fair value of $3.2 million during the first quarter of 2016, resulting in an impairment of $2.4 million. The fair value for the plant was based on the price that the Company expects to receive from the sale of this facility. During the third quarter of 2016, the Company reevaluated the fair value of this facility. The Altavista bearing plant was written down to its fair value of $2.5 million during the third quarter of 2016, resulting in an additional impairment of $0.7 million.

In August 2016, the Company completed the consultation process to close the manufacturing operations in Benoni. The Benoni facility will continue to recondition bearings and assemble rail bearings. Equipment at this facility, with a carrying value of $0.5 million, was written down to its fair value of zero during the third quarter of 2016, resulting in an impairment of $0.5 million. The fair value for the equipment was based on the price that the Company expects to receive from the sale of the equipment.

The following table presents those assets measured at fair value on a nonrecurring basis for the nine months ended September 30, 2015, using Level 3 inputs:

	Carrying Value	Fair Value Adjustment	Fair Value
Long-lived assets held for sale:
Repair business	$5.8	$(3.0)	$2.8
Total long-lived assets held for sale	$5.8	$(3.0)	$2.8

Long-lived assets held and used:
Fixed assets	$0.8	$(0.3)	$0.5
Total long-lived assets held and used	$0.8	$(0.3)	$0.5
Assets held for sale of $5.8 million associated with the Company's repair business in Niles were written down to their fair value of $2.8 million during the first and second quarters of 2015, resulting in an impairment charge of $3.0 million. The fair value of these assets was based on the price that the Company expected to receive from the sale of these assets. This business was subsequently sold during the second quarter of 2015 for an immaterial loss.

Various items of property, plant and equipment, with a carrying value of $0.8 million, were written down to their fair value of $0.5 million during the first nine months of 2015, resulting in an impairment charge of $0.3 million. The fair value for these assets was based on the price that would be received in a current transaction to sell the assets on a standalone basis, considering the age and physical attributes of these items, as these assets had been idled.

Financial Instruments:
The Company’s financial instruments consist primarily of cash and cash equivalents, restricted cash, short-term investments, accounts receivable net, accounts payable, trade, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, restricted cash, short-term investments, accounts receivable net, accounts payable, trade and short-term borrowings are a reasonable estimate of their fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $547.4 million and $521.5 million at September 30, 2016, and December 31, 2015, respectively. The carrying value of this debt was $507.3 million and $519.2 million at September 30, 2016, and December 31, 2015, respectively. The fair value of long-term fixed-debt was measured using Level 2 inputs.

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

The Company does not purchase nor hold any derivative financial instruments for trading purposes. As of September 30, 2016, and December 31, 2015, the Company had $247.9 million and $235.7 million, respectively, of outstanding foreign currency forward contracts at notional value. Refer to Note 17 - Fair Value for the fair value disclosure of derivative financial instruments.

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

The following table presents the fair value of the Company's hedging instruments. Those balances are presented in the other non-current assets/liabilities accounts within the Consolidated Balance Sheets.

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Foreign currency forward contracts	$0.3	$2.2	$1.1	$0.2
Total derivatives designated as hedging instruments	0.3	2.2	1.1	0.2

Derivatives not designated as hedging instruments
Foreign currency forward contracts	2.5	6.0	1.2	0.2

Total Derivatives	$2.8	$8.2	$2.3	$0.4

The following tables present the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Amount of gain or (loss) recognized in Other Comprehensive Income ("OCI") on derivative instruments
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in cash flow hedging relationships	2016	2015	2016	2015
Foreign currency forward contracts	$(0.5)	$2.1	$(2.5)	$2.1
Total	$(0.5)	$2.1	$(2.5)	$2.1

	Amount of gain or (loss) reclassified from Accumulated Other Comprehensive Income ("AOCI") into income (effective portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in cash flow hedging relationships	2016	2015	2016	2015
Foreign currency forward contracts	$(0.4)	$0.3	$0.4	$1.0
Interest rate swaps	(0.1)	(0.1)	(0.3)	(0.3)
Total	$(0.5)	$0.2	$0.1	$0.7

		Amount of gain or (loss) recognized in income on derivative instruments
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivative	2016	2015	2016	2015
Foreign currency forward contracts	Other (expense) income, net	$(0.2)	$(16.3)	$(4.5)	$9.8
Total		$(0.2)	$(16.3)	$(4.5)	$9.8

Note 19 - Continued Dumping and Subsidy Offset Act (CDSOA)

The U.S. Continued Dumping and Subsidy Offset Act ("CDSOA") provides for distribution of monies collected by U.S. Customs and Border Protection ("U.S. Customs") on entries of merchandise subject to antidumping orders that entered the U.S. prior to October 1, 2007, to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and people. During the third quarter of 2016, the Company recognized CDSOA expense of $0.2 million. During the first nine months of 2016, the Company recognized pretax CDSOA income, net of related expenses of $53.6 million.

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

As a result, the Company was notified by letters dated March 25, 2016, and June 24, 2016 that funds were being distributed to the Company. On April 1, 2016, and July 1, 2016, the Company received CDSOA distributions of $48.1 million and $6.3 million, respectively, in the aggregate, representing funds that would have been distributed to the Company at the end of calendar years 2011 through 2015.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Overview
Introduction:

The Timken Company engineers, manufactures and markets bearings, transmissions, gearboxes, belts, chain, couplings, and related products and offers a variety of power system rebuild and repair services. The Company’s growing product and services portfolio features many strong industrial brands, such as Timken®, Fafnir®, Philadelphia Gear®, Carlisle®, Drives®, Lovejoy® and InterlubeTM. Timken applies its deep knowledge of metallurgy, friction management and mechanical power transmission across the broad spectrum of bearings and related systems to improve the reliability and efficiency of machinery and equipment all around the world. Known for its quality products and collaborative technical sales model, Timken focuses on providing value to diverse markets worldwide through both original equipment manufacturers ("OEMs") and aftermarket channels. With more than 14,000 people operating in 28 countries, Timken makes the world more productive and keeps industry in motion. The Company operates under two reportable segments: (1) Mobile Industries and (2) Process Industries. The following further describes these business segments:

•
Mobile Industries serves OEM customers that manufacture off-highway equipment for the agricultural, mining and construction markets; on-highway vehicles including passenger cars, light trucks, and medium- and heavy-duty trucks; rail cars and locomotives; and outdoor power equipment and rotorcraft and fixed-wing aircraft. Beyond service parts sold to OEMs, aftermarket sales to individual end users, equipment owners, operators and maintenance shops are handled through the Company's extensive network of authorized automotive and heavy-truck distributors.

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

Driving Effective Capital Deployment. The Company is intently focused on providing the highest returns for shareholders through its capital allocation framework, which includes (1) investing in the core business through capital expenditures, research and development and organic growth initiatives like DeltaX; (2) pursuing strategic acquisitions to broaden our portfolio and capabilities, with a focus on bearings, adjacent power transmission products and related services; and (3) returning capital to shareholders through share repurchases and dividends. As part of this framework, the Company may also restructure, reposition or divest underperforming product lines or assets.

The following items highlight the Company's most recent accomplishments:

•
On July 8, 2016, the Company acquired Lovejoy, a manufacturer of premium industrial couplings and universal joints, for $63.5 million in cash and assumed debt of $2.2 million. Headquartered in Downers Grove, Illinois, with additional locations in the U.S., Canada and Germany, Lovejoy had sales of approximately $55 million for the twelve months ended June 30, 2016.

•	Continued to reconfigure its manufacturing footprint with the announced closures of its Pulaski and Benoni, manufacturing facilities, which are expected to be completed in 2017.

Overview:

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Net sales	$657.4	$707.4	$(50.0)	(7.1)%
Net income	21.0	64.5	(43.5)	(67.4)%
Net income attributable to noncontrolling interest	0.4	1.1	(0.7)	(63.6)%
Net income attributable to The Timken Company	$20.6	$63.4	$(42.8)	(67.5)%
Diluted earnings per share	$0.26	$0.75	$(0.49)	(65.3)%
Average number of shares – diluted	78,617,476	84,145,751	—	(6.6)%

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Net sales	$2,015.0	$2,157.9	$(142.9)	(6.6)%
Net income (loss)	128.8	(32.6)	161.4	(495.1)%
Net income attributable to noncontrolling interest	0.3	2.5	(2.2)	(88.0)%
Net income (loss) attributable to The Timken Company	$128.5	$(35.1)	$163.6	(466.1)%
Diluted earnings (loss) per share	$1.62	$(0.41)	$2.03	(495.1)%
Average number of shares – diluted	79,471,756	85,578,800	—	(7.1)%
The decrease in sales in the third quarter of 2016 compared with the third quarter of 2015 was primarily due to lower end-market demand and the impact of foreign currency exchange rate changes, partially offset by the net benefit of acquisitions and divestitures. The Company's net income for the third quarter of 2016 was lower than the third quarter of 2015 primarily due to unfavorable price/mix, the impact of lower volume across most market sectors, higher pension settlement charges, higher income tax expense and higher restructuring charges. These factors were partially offset by lower material and operating costs and lower selling, general and administrative expenses.

The decrease in sales for the first nine months of 2016 compared with the first nine months of 2015 was primarily due to lower end-market demand and the impact of foreign currency exchange rate changes, partially offset by the net benefit of acquisitions and divestitures. The change in net income for the first nine months of 2016 compared with the first nine months of 2015 was primarily due to non-cash pretax pension settlement charges of $223.2 million recorded during the first nine months of 2015 and pretax CDSOA income of $53.6 million, net of related expenses, recorded during the first nine months of 2016. In addition, the Company's net income in 2016 was impacted by lower volume across most market sectors, higher income tax expense, unfavorable price/mix, the impact of foreign currency exchange rate changes and higher restructuring charges, partially offset by lower material and operating costs and lower selling, general and administrative expenses compared with the first nine months of 2015.

Outlook:
The Company expects 2016 full-year sales to decline approximately 7% to 8% compared with 2015, driven by lower volume across most market sectors and the estimated impact of foreign currency exchange rate changes of 1.5%, partially offset by the net benefit of acquisitions and divestitures. The Company's earnings are expected to be higher in 2016 compared with 2015, primarily due to significantly lower pension settlement charges and the addition of CDSOA income, net. Excluding pension settlement charges and CDSOA income, earnings are expected to decline in 2016 compared with 2015, driven by lower volume and unfavorable price/mix. These factors are expected to be partially offset by lower material and operating costs and lower selling, general and administrative expenses.

The Company expects to generate operating cash of approximately $375 million in 2016, comparable to 2015, as the Company anticipates lower net income excluding non-cash pension settlement and impairment charges, offset by lower tax payments and working capital. The Company expects capital expenditures of approximately 5.0% of sales in 2016, compared with 3.7% of sales in 2015.

The Statement of Income

Sales:

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Net Sales	$657.4	$707.4	$(50.0)	(7.1)%

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Net Sales	$2,015.0	$2,157.9	$(142.9)	(6.6)%
Net sales decreased for the third quarter of 2016 compared with the third quarter of 2015, primarily due to lower organic sales volume of $65 million, the effect of foreign currency exchange rate changes of $7 million and divestitures of $5 million, partially offset by the benefit of acquisitions of $27 million. The decrease in organic sales volume was driven by lower demand across most of the Company's market sectors, partially offset by growth in the automotive market sector.
Net sales decreased for the first nine months of 2016 compared with the first nine months of 2015, primarily due to lower organic sales volume of $174 million, the effect of foreign currency exchange rate changes of $39 million and divestitures of $15 million, partially offset by the benefit of acquisitions of $85 million. The decrease in organic sales volume was driven by lower demand across most of the Company's market sectors, partially offset by growth in the automotive market sector.

Gross Profit:

	Three Months Ended September 30,
	2016	2015	$ Change	Change
Gross profit	$167.5	$195.4	$(27.9)	(14.3)%
Gross profit % to net sales	25.5%	27.6%		(210) bps

	Nine Months Ended September 30,
	2016	2015	$ Change	Change
Gross profit	$530.7	$603.0	$(72.3)	(12.0)%
Gross profit % to net sales	26.3%	27.9%		(160) bps
Gross profit decreased in the third quarter of 2016 compared with the third quarter of 2015, primarily due to unfavorable price/mix of $23 million and the impact of lower volume of $21 million. These factors were partially offset by $15 million of lower material and operating costs.
Gross profit decreased in the first nine months of 2016 compared with the first nine months of 2015, primarily due to the impact of lower volume of $66 million, unfavorable price/mix of $55 million and the impact of foreign currency exchange rate changes of $10 million. These factors were partially offset by $56 million of lower material and operating costs.

Selling, General and Administrative Expenses:

	Three Months Ended September 30,
	2016	2015	$ Change	Change
Selling, general and administrative expenses	$109.5	$120.7	$(11.2)	(9.3)%
Selling, general and administrative expenses % to net sales	16.7%	17.1%	—	(40) bps

	Nine Months Ended September 30,
	2016	2015	$ Change	Change
Selling, general and administrative expenses	$338.0	$375.3	$(37.3)	(9.9)%
Selling, general and administrative expenses % to net sales	16.8%	17.4%	—	(60) bps
The decrease in selling, general and administrative expenses in the third quarter of 2016 compared with the third quarter of 2015 was primarily due to the benefit of cost reduction initiatives and lower discretionary spending of $10 million, lower bad debt expense of $3 million and the impact of foreign currency exchange rate changes of $1 million, partially offset by $4 million of additional expenses from Timken Belts and Lovejoy acquired in September 2015 and July 2016, respectively.
The decrease in selling, general and administrative expenses in the first nine months of 2016 compared with the first nine months of 2015 was primarily due to the benefit of cost reduction initiatives and lower discretionary spending of $33 million, the impact of foreign currency exchange rate changes of $6 million and lower bad debt expense of $4 million, partially offset by $9 million of additional expenses from Timken Belts and Lovejoy acquired in September 2015 and July 2016, respectively.

Impairment and Restructuring:

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Impairment charges	$1.2	$—	$1.2	NM
Severance and related benefit costs	3.3	4.3	(1.0)	(23.3)%
Exit costs	0.8	0.1	0.7	NM
Total	$5.3	$4.4	$0.9	20.5%

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Impairment charges	$3.8	$3.3	$0.5	15.2%
Severance and related benefit costs	12.6	5.0	7.6	152.0%
Exit costs	2.3	3.7	(1.4)	(37.8)%
Total	$18.7	$12.0	$6.7	55.8%
Impairment and restructuring charges in the third quarter and first nine months of 2016 were primarily comprised of severance and related benefit costs related to initiatives to reduce headcount and right-size the Company's manufacturing footprint, including the planned closures of the Altavista, Pulaski and Benoni bearing plants. In addition, the Company recognized impairment charges of $1.2 million and $3.6 million, respectively, associated with the planned closure of the Altavista and Benoni bearing plants during the third quarter and first nine months of 2016.
Impairment and restructuring charges in the third quarter and first nine months of 2015 were primarily due to severance and related benefit costs related to initiatives to reduce headcount. In addition, the Company recognized exit costs of $3.0 million related to the Company's termination of its relationship with one of its third-party sales representatives in Colombia and impairment charges of $3.0 million related to the shutdown of the Company's service center in Niles during the first nine months of 2015.

Pension Settlement Charges:

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Pension settlement charges	$10.3	$3.6	$6.7	186.1%

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Pension settlement charges	$11.9	$223.2	$(211.3)	(94.7)%
Pension settlement charges recorded in the third quarter and first nine months of 2016 were primarily related to the purchase of a group annuity contact from Canada Life for one of the Company's Canadian defined benefit pension plans, which was executed in September 2016, as well as lump-sum distributions to deferred vested participants of $6.8 million in 2016.

Pension settlement charges recorded in the third quarter of 2015 were primarily due to lump-sum distributions in 2015 for one of the Company's U.S. defined benefit plans and one of its Canadian defined benefit plans. Pension settlement charges recorded in the first nine months of 2015 were primarily due to the purchase of a group annuity contact from Prudential for one of the Company's U.S. defined benefit pension plans, which was executed in January 2015. In addition to the purchase of the group annuity contract, the Company made lump-sum distributions to new retirees of approximately $29.5 million in 2015. As a result of the purchase of the group annuity contract and the lump-sum distributions, the Company incurred pension settlement charges of $223.2 million during the first nine months of 2015.

Interest Income and (Expense):

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Interest (expense)	$(8.0)	$(8.6)	$0.6	(7.0)%
Interest income	$0.4	$0.6	$(0.2)	(33.3)%

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Interest (expense)	$(25.1)	$(25.0)	$(0.1)	0.4%
Interest income	$1.1	$2.0	$(0.9)	(45.0)%

Other Income (Expense):

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
CDSOA expense	$(0.2)	$—	$(0.2)	NM
Other expense, net	(0.1)	(0.8)	0.7	(87.5)%
Total other (expense) income	$(0.3)	$(0.8)	$0.5	(62.5)%

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
CDSOA income, net	$53.6	$—	$53.6	NM
Other expense, net	(1.8)	(0.8)	(1.0)	125.0%
Total other income (expense)	$51.8	$(0.8)	$52.6	NM
CDSOA income, net in first nine months of 2016 represents income recorded in connection with funds awarded to the Company from monies collected by U.S. Customs from antidumping cases, net of related professional fees. Refer to Note 19 - Continued Dumping and Subsidy Offset Act (CDSOA) for further discussion.

Income Tax Expense:

	Three Months Ended September 30,
	2016	2015	$ Change	Change
Income tax expense	$13.5	$(6.6)	$20.1
Effective tax rate	39.1%	(11.4)%	—	5,050	bps

	Nine Months Ended September 30,
	2016	2015	$ Change	Change
Income tax expense	$61.1	$1.0	$60.1	NM
Effective tax rate	32.2%	(3.2)%	—	3,540	bps
The effective tax rate for the three and nine months ended September 30, 2016 reflects a customary relationship between income tax expense and pretax accounting income based on a mix of expected earnings between the U.S and foreign jurisdictions.
The effective tax rate for the three months ended September 30, 2016 increased compared with the same period in 2015 primarily due to higher taxes on foreign earnings, lower U.S. foreign tax credits and U.S. manufacturing deduction, and an increase in expense related to discrete items, partially offset by lower global earnings. Refer to the table below for additional detail of the impact of each item on income tax expense. The quarterly effective tax rate for the remainder of the year, may be subject to some volatility, driven primarily by the impact of potential discrete tax items that may be recorded, including the potential reversal of valuation allowances.
The effective tax rate for the first nine months ended September 30, 2016 increased compared with the same period in 2015 primarily due to higher global earnings and expense related to discrete items, partially offset by lower taxes on foreign earnings, higher U.S. foreign tax credits and the U.S. manufacturing deduction. Refer to the table below for additional detail of the impact of each item on income tax expense.

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
	$ Change	$ Change
Impact of global earnings at the U.S. statutory rate of 35%	$(8.2)	$77.6
Foreign taxation impact	16.5	(14.1)
U.S. taxation (1)	8.5	(4.0)
Discrete items	3.3	0.6
Total	$20.1	$60.1
(1) U.S. taxation includes the impact of foreign tax credits, U.S. Manufacturing deduction, U.S. Research and Experimentation credit, U.S. state and local taxation, U.S. taxation of foreign earnings and other U.S. items.

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

The effective tax rate in the first nine months of 2015 was computed based on an estimated overall annual effective tax rate, which produced a rate of negative 3.2%, including discrete items, for the first nine months of 2015. This rate reflected our geographic mix of earnings, specifically an estimated full year pre-tax loss in the U.S. (primarily driven by pension settlement charges) and earnings in lower tax rate foreign jurisdictions, which was expected to produce a net tax benefit on pre-tax income.

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

The presentation of segment results below includes a reconciliation of the changes in net sales for each segment reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions and divestitures completed in 2015 and 2016 and foreign currency exchange rate changes. The effects of acquisitions, divestitures and foreign currency exchange rate changes on net sales are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period.

The following items highlight the Company's acquisitions and divestitures completed in 2016 and 2015.

•
During the third quarter of 2016, the Company acquired Lovejoy. Substantially all of the results for Lovejoy are reported in the Process Industries segment based on the customers and underlying markets served.

•	During the fourth quarter of 2015, the Company sold Timken Alcor Aerospace Technologies, Inc. (Alcor). Results for Alcor prior to the sale were reported in the Mobile Industries segment.

•
During the third quarter of 2015, the Company acquired Timken Belts. Results for Timken Belts are reported in the Mobile Industries and Process Industries segments based on the customers and underlying markets served.

Mobile Industries Segment:

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Net sales	$353.1	$396.4	$(43.3)	(10.9)%
EBIT	$24.1	$43.0	$(18.9)	(44.0)%
EBIT margin	6.8%	10.8%	—	(400) bps

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Net sales	$353.1	$396.4	$(43.3)	(10.9)%
Less: Acquisitions	10.8	—	10.8	NM
Divestitures	(5.0)	—	(5.0)	NM
Currency	(3.1)	—	(3.1)	NM
Net sales, excluding the impact of acquisitions, divestitures and currency	$350.4	$396.4	$(46.0)	(11.6)%

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Net sales	$1,104.1	$1,178.0	$(73.9)	(6.3)%
EBIT	89.6	114.4	(24.8)	(21.7)%
EBIT margin	8.1%	9.7%	—	(160) bps

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Net sales	$1,104.1	$1,178.0	$(73.9)	(6.3)%
Less: Acquisitions	45.9	—	45.9	NM
Divestitures	(14.9)	—	(14.9)	NM
Currency	(19.7)	—	(19.7)	NM
Net sales, excluding the impact of acquisitions, divestitures and currency	$1,092.8	$1,178.0	$(85.2)	(7.2)%
The Mobile Industries segment's net sales, excluding the effects of acquisitions, divestitures and foreign currency exchange rate changes, decreased $46.0 million or 11.6% in the third quarter of 2016 compared with the third quarter of 2015. The decline in net sales was primarily driven by a decrease in the rail, aerospace, off-highway and heavy truck market sectors. EBIT decreased by $18.9 million or 44.0% in the third quarter of 2016 compared with the third quarter of 2015 primarily due to unfavorable price/mix of $17 million, the impact of lower volume of $13 million, higher restructuring costs of $4 million and the net impact of acquisitions and divestitures of $2 million. These factors were offset by lower material and operating costs of $10 million and lower selling, general and administrative expenses of $6 million.
The Mobile Industries segment's net sales, excluding the effects of acquisitions, divestitures and foreign currency exchange rate changes, decreased $85.2 million or 7.2% in the first nine months of 2016 compared with the first nine months of 2015. The decline in net sales was primarily driven by a decrease in the off-highway, rail, aerospace and heavy truck market sectors, partially offset by organic growth in the automotive market sector. EBIT decreased by $24.8 million or 21.7% in the first nine months of 2016 compared with the first nine months of 2015 primarily due to unfavorable price/mix of $45 million, the impact of lower volume of $24 million, higher restructuring charges of $15 million, the net impact of acquisitions and divestitures of $7 million and the impact of foreign currency exchange rate changes of $6 million, partially offset by lower material and operating costs of $48 million and lower selling, general and administrative expenses of $16 million.
Full-year sales for the Mobile Industries segment are expected to be down approximately 8.0% in 2016 compared with 2015. This reflects lower expected volume in the rail, off-highway, aerospace and heavy truck market sectors and the unfavorable impact of foreign currency exchange rate changes of approximately 1.5%, partially offset by growth in the automotive market sector and the net benefit of acquisitions and divestitures. EBIT for the Mobile Industries segment is expected to decrease in 2016 compared with 2015 due to the impact of unfavorable price/mix, lower volume, higher restructuring charges and the impact of foreign currency exchange rate changes, partially offset by lower material and operating costs and lower selling, general and administrative expenses. In addition, 2015 benefited from the gain on the sale of Alcor.

Process Industries Segment:

	Three Months Ended September 30,
	2016	2015	$ Change	Change
Net sales	$304.3	$311.0	$(6.7)	(2.2)%
EBIT	$40.7	$43.1	$(2.4)	(5.6)%
EBIT margin	13.4%	13.9%	—	(50) bps

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Net sales	$304.3	$311.0	$(6.7)	(2.2)%
Less: Acquisitions	16.1	—	16.1	NM
Currency	(3.5)	—	(3.5)	NM
Net sales, excluding the impact of acquisitions and currency	$291.7	$311.0	$(19.3)	(6.2)%

	Nine Months Ended September 30,
	2016	2015	$ Change	Change
Net sales	$910.9	$979.9	$(69.0)	(7.0)%
EBIT	$120.0	$145.0	$(25.0)	(17.2)%
EBIT margin	13.2%	14.8%	—	(160) bps

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Net sales	$910.9	$979.9	$(69.0)	(7.0)%
Less: Acquisitions	39.2	—	39.2	NM
Currency	(19.1)	—	(19.1)	NM
Net sales, excluding the impact of acquisitions and currency	$890.8	$979.9	$(89.1)	(9.1)%
The Process Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, decreased $19.3 million or 6.2% in the third quarter of 2016 compared with the same period in 2015. The decline was primarily due to lower demand across heavy industries (mainly oil and gas), wind energy and industrial services, partially offset by higher military marine revenue. EBIT decreased $2.4 million or 5.6% in the third quarter of 2016 compared with the third quarter of 2015 primarily due to the impact of lower volume of $8 million, unfavorable price/mix of $6 million and charges related to the Lovejoy acquisition of $2 million, partially offset by lower selling, general and administrative expenses of $7 million and lower material and operating costs of $6 million.
The Process Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, decreased $89.1 million or 9.1% in the first nine months of 2016 compared with the first nine months of 2015. The decline was primarily due to lower demand across the industrial aftermarket, heavy industries (mainly oil and gas) and wind energy, partially offset by higher military marine revenue. EBIT decreased $25.0 million or 17.2% in the first nine months of 2016 compared with the first nine months of 2015 primarily due to the impact of lower volume of $42 million and unfavorable price/mix of $10 million, partially offset by lower selling, general and administrative expenses of $20 million and lower material and operating costs of $8 million.
Full-year sales for the Process Industries segment are expected to be down approximately 7.0% in 2016 compared with 2015. This reflects weaker demand in the industrial aftermarket and the heavy industries and wind energy market sectors and the unfavorable impact of foreign currency exchange rate changes of approximately 1.5%, partially offset by the benefit of acquisitions. EBIT for the Process Industries segment is expected to decrease in 2016 compared with 2015 primarily due to the impact of lower volume, unfavorable price/mix and foreign currency exchange rate changes, partially offset by lower selling, general and administrative expenses and lower material and operating costs.

Unallocated Corporate:

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
Corporate expenses	$12.2	$16.6	$(4.4)	(26.5)%
Corporate expenses % to net sales	1.9%	2.3%	—	(40) bps

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
Corporate expenses	$37.4	$44.8	$(7.4)	(16.5)%
Corporate expenses % to net sales	1.9%	2.1%	—	(20) bps
Corporate expenses decreased in the third quarter and the first nine months of 2016 compared with the third quarter and the first nine months of 2015 primarily due to cost reduction initiatives and lower foreign currency transaction losses.

The Balance Sheet

The following discussion is a comparison of the Consolidated Balance Sheets at September 30, 2016, and December 31, 2015.

Current Assets:

	September 30, 2016	December 31, 2015	$ Change	% Change
Cash and cash equivalents	$129.0	$129.6	$(0.6)	(0.5)%
Restricted cash	2.7	0.2	2.5	NM
Accounts receivable, net	452.8	454.6	(1.8)	(0.4)%
Inventories, net	575.9	543.2	32.7	6.0%
Deferred charges and prepaid expenses	20.3	22.7	(2.4)	(10.6)%
Other current assets	46.1	56.1	(10.0)	(17.8)%
Total current assets	$1,226.8	$1,206.4	$20.4	1.7%
Inventories, net increased due to current year acquisitions, the impact of foreign currency exchange rate changes, higher seasonal demand and planned increases to support the closure of various plants.
Other current assets decreased primarily due to an income tax refund of $11.0 million received in the first quarter of 2016.

Property, Plant and Equipment, Net:

	September 30, 2016	December 31, 2015	$ Change	% Change
Property, plant and equipment	$2,230.2	$2,171.7	$58.5	2.7%
Accumulated depreciation	(1,433.6)	(1,393.9)	(39.7)	2.8%
Property, plant and equipment, net	$796.6	$777.8	$18.8	2.4%

The increase in property, plant and equipment, net in the first nine months of 2016 was primarily due to capital expenditures of $77.5 million and current year acquisitions of $15.4 million, partially offset by current-year depreciation of $71.2 million, impairment losses of $3.6 million and the impact of foreign currency exchange rate changes of $1.6 million.

Other Assets:

	September 30, 2016	December 31, 2015	$ Change	% Change
Goodwill	$359.0	$327.3	$31.7	9.7%
Non-current pension assets	84.5	86.3	(1.8)	(2.1)%
Other intangible assets	274.5	271.3	3.2	1.2%
Deferred income taxes	50.6	65.9	(15.3)	(23.2)%
Other non-current assets	27.2	49.1	(21.9)	(44.6)%
Total other assets	$795.8	$799.9	$(4.1)	(0.5)%
The increase in goodwill, as well as the decrease in deferred income taxes was primarily due to the acquisition of Lovejoy in the third quarter of 2016.
The decrease in other non-current assets was primarily due to the reclassification of $18.6 million of tax payments in India to income taxes payable in order to apply these payments to the underlying liabilities to which they relate. This item was identified during a routine review of the balances in these accounts. Management of the Company concluded that this change from gross to net presentation of these items in the third quarter of 2016 and the presence of the gross presentation in prior periods was immaterial to all periods presented.

Current Liabilities:

	September 30, 2016	December 31, 2015	$ Change	% Change
Short-term debt	$22.5	$62.0	$(39.5)	(63.7)%
Current portion of long-term debt	—	15.1	(15.1)	(100.0)%
Accounts payable	184.5	159.7	24.8	15.5%
Salaries, wages and benefits	89.3	102.3	(13.0)	(12.7)%
Income taxes payable	12.1	13.1	(1.0)	(7.6)%
Other current liabilities	142.1	153.1	(11.0)	(7.2)%
Total current liabilities	$450.5	$505.3	$(54.8)	(10.8)%
The decrease in short-term debt was primarily due to the change in classification of the outstanding borrowings under the Accounts Receivable Facility in accordance with the terms of the agreement and the Company's expectations relative to the minimum borrowing base.
Current portion of long-term debt decreased due to the payment of medium term notes that matured during the third quarter of 2016.
The increase in accounts payable was primarily due to higher days outstanding driven by the Company's initiative to extend payment terms with its suppliers.
The decrease in accrued salaries, wages and benefits was primarily due to the payout of 2015 performance-based compensation of $14.1 million, cost reduction initiatives of $7.1 million and the payout of stock-based compensation that settled in cash of $6.6 million, partially offset by accruals for 2016 performance-based compensation of $13.5 million.

The decrease in income taxes payable was primarily due to tax payments of $37.1 million, the reclassification of $18.6 million of tax payments in India to income taxes payable in order to apply these payments against the underlying liabilities to which they relate and other tax items of $6.4 million, partially offset by tax expenses of $61.1 million.

The decrease in other current liabilities was primarily due to a decrease in accruals for goods and services received but not invoiced, accrued interest and lower tax, restructuring and rebate accruals, partially offset by an increase in product warranty accruals.

Non-Current Liabilities:

	September 30, 2016	December 31, 2015	$ Change	% Change
Long-term debt	$641.4	$579.4	$62.0	10.7%
Accrued pension cost	148.1	146.9	1.2	0.8%
Accrued postretirement benefits cost	130.7	136.1	(5.4)	(4.0)%
Deferred income taxes	3.3	3.6	(0.3)	(8.3)%
Other non-current liabilities	79.0	68.2	10.8	15.8%
Total non-current liabilities	$1,002.5	$934.2	$68.3	7.3%
The increase in long-term debt was primarily due to the classification of $58 million of outstanding borrowings under the Accounts Receivable Facility in accordance with the terms of the agreement and the Company's expectations relative to the minimum borrowing base as long-term at September 30, 2016 compared with zero as of December 31, 2015.
The decrease in accrued postretirement benefits cost during the first nine months of 2016 was primarily due to postretirement benefit payments of $5.7 million.
The increase in other non-current liabilities during the first nine months of 2016 was primarily due to acquisition related expense of $4.1 million and an increase in non-current income taxes payable of $3.6 million related to current year acquisitions.

Shareholders’ Equity:

	September 30, 2016	December 31, 2015	$ Change	% Change
Common stock	$958.5	$958.2	$0.3	—%
Earnings invested in the business	1,524.7	1,457.6	67.1	4.6%
Accumulated other comprehensive loss	(264.8)	(287.0)	22.2	(7.7)%
Treasury shares	(878.9)	(804.3)	(74.6)	9.3%
Noncontrolling interest	26.7	20.1	6.6	32.8%
Total shareholders’ equity	$1,366.2	$1,344.6	$21.6	1.6%
Earnings invested in the business in the first nine months of 2016 increased by net income attributable to the Company of $128.5 million, partially offset by dividends declared of $61.4 million.
The decrease in accumulated other comprehensive loss was primarily due to pension and postretirement liability adjustments of $27.0 million, partially offset by foreign currency adjustments of $3.2 million. The pension and postretirement liability adjustments were primarily due to amortization of actuarial losses. The foreign currency translation adjustments were due to the weakening of the U.S. dollar relative to other foreign currencies, including the British Pound Sterling, the Chinese Yuan and Mexican Peso. See "Other Matters - Foreign Currency" for further discussion regarding the impact of foreign currency translation.
The increase in treasury shares was primarily due to the Company's purchase of 2.6 million of its common shares for $83.5 million, partially offset by $9.1 million of net shares issued for stock compensation plans during the first nine months of 2016.

Cash Flows

	Nine Months Ended September 30,
	2016	2015	$ Change
Net cash provided by operating activities	$277.1	$246.3	$30.8
Net cash used in investing activities	(143.3)	(268.8)	125.5
Net cash used in financing activities	(138.1)	(90.2)	(47.9)
Effect of exchange rate changes on cash	3.7	(11.1)	14.8
Increase in cash and cash equivalents	$(0.6)	$(123.8)	$123.2
Operating Activities:
Operating activities provided net cash of $277.1 million in the first nine months of 2016, compared with net cash of $246.3 million in the first nine months of 2015. The increase was due to a net favorable change in working capital items of $19.9 million and the favorable impact of income taxes of $80.4 million, partially offset by lower net income of $46.8 million, excluding pension settlement charges and the impact of foreign currency exchange rate changes of $22 million. Refer to the tables below for additional detail of the impact of each line on net cash provided by operating activities.

The following table displays the impact of working capital items on cash during the first nine months of 2016 and 2015, respectively:

	Nine Months Ended September 30,
	2016	2015	$ Change
Cash Provided (Used):
Accounts receivable	$12.2	$(1.9)	$14.1
Inventories	(13.6)	7.1	(20.7)
Trade accounts payable	15.0	27.0	(12.0)
Other accrued expenses	(19.1)	(57.6)	38.5
Cash provided (used) in working capital items	$(5.5)	$(25.4)	$19.9
The following table displays the impact of income taxes on cash during the first nine months of 2016 and 2015, respectively:

	Nine Months Ended September 30,
	2016	2015	$ Change
Accrued income tax expense	$61.1	$1.0	$60.1
Income tax payments	(32.5)	(57.2)	24.7
Other miscellaneous	(5.5)	(1.1)	(4.4)
Change in income taxes	$23.1	$(57.3)	$80.4
The following table displays the effect on cash for major components of net income during the first nine months of 2016 and 2015, respectively:

	Nine Months Ended September 30,
	2016	2015	$ Change
Net income attributable to The Timken Company	$128.5	$(35.1)	$163.6
Non-cash pension settlement charges included in net income	10.6	221.0	(210.4)
Net income (excluding pension settlement)	$139.1	$185.9	$(46.8)

Investing Activities:
Net cash used in investing activities of $143.3 million in the first nine months of 2016 decreased $125.5 million from the same period in 2015 primarily due to a $150.8 million decrease in cash used for acquisitions and a $2.7 million decrease in cash used in investments in short-term marketable securities, partially offset by a $19.3 million increase in cash used in capital expenditures, a $6.7 million reduction in proceeds from the sale of property, plant and equipment, and $2.8 million reduction in proceeds from divestitures.

Financing Activities:
The following table displays the factors impacting cash from financing activities during the first nine months of 2016 and 2015, respectively:

	Nine Months Ended September 30,
	2016	2015	$ Change
Net borrowings	$3.9	$196.0	$(192.1)
Purchase of treasury shares	(83.3)	(227.9)	144.6
Proceeds from exercise of stock options	0.7	4.0	(3.3)
Cash dividends paid to shareholders	(61.4)	(65.7)	4.3
Decrease in restricted cash	(2.5)	0.2	(2.7)
Other	4.5	3.2	1.3
Decrease in cash used in financing activities	$(138.1)	$(90.2)	$(47.9)

Liquidity and Capital Resources:

Reconciliation of total debt to net debt and the ratio of net debt to capital:

Net Debt:

	September 30, 2016	December 31, 2015
Short-term debt	$22.5	$62.0
Current portion of long-term debt	—	15.1
Long-term debt	641.4	579.4
Total debt	$663.9	$656.5
Less: Cash and cash equivalents	129.0	129.6
Restricted cash	2.7	0.2
Net debt	$532.2	$526.7

Ratio of Net Debt to Capital:

	September 30, 2016	December 31, 2015
Net debt	$532.2	$526.7
Shareholders’ equity	1,366.2	1,344.6
Net debt plus shareholders’ equity (capital)	$1,898.4	$1,871.3
Ratio of net debt to capital	28.0%	28.1%

The Company presents net debt because it believes net debt is more representative of the Company's financial position than total debt due to the amount of cash and cash equivalents held by the Company.

At September 30, 2016, approximately $128.2 million of the Company's $129 million of cash and cash equivalents resided in jurisdictions outside the United States. It is the Company's practice to use available cash in the United States to pay down its Senior Credit Facility or Accounts Receivable Facility, in order to minimize total interest expense. As a result, the majority of the Company's cash on hand was outside the United States. Repatriation of these funds to the United States could be subject to domestic and foreign taxes and some portion may be subject to governmental restrictions. Part of the Company's strategy is to grow in attractive market sectors, many of which are outside the United States. This strategy includes making investments in facilities and equipment and potential new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments where possible.

The Company has a $100 million Accounts Receivable Facility, which matures on November 30, 2018. The Accounts Receivable Facility is subject to certain borrowing base limitations and is secured by certain domestic accounts receivable of the Company. Certain borrowing base limitations reduced the availability of the Accounts Receivable Facility to $72.5 million at September 30, 2016. As of September 30, 2016, the Company had $68.9 million in outstanding borrowings, which reduced the availability under the facility to $3.6 million. The interest rate on the Accounts Receivable Facility is variable and was 1.41% as of September 30, 2016, which reflects the prevailing commercial paper rate plus facility fees.

The Company has a $500 million Senior Credit Facility, which matures on June 19, 2020. At December 31, 2015, the Senior Credit Facility had outstanding borrowings of $76.2 million, which reduced the availability to $423.8 million. The Senior Credit Facility has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At September 30, 2016, the Company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0 (3.75 to 1.0 for a limited period up to four quarters following an acquisition with a purchase price of $200 million or greater). As of September 30, 2016, the Company's consolidated leverage ratio was 1.6 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0. As of September 30, 2016, the Company's consolidated interest coverage ratio was 12.8 to 1.0.

The interest rate under the Senior Credit Facility is variable with a spread based on the Company's debt rating. This rate was 1.53% as of September 30, 2016. In addition, the Company pays a facility fee based on the consolidated leverage ratio multiplied by the aggregate commitments of all of the lenders under the Senior Credit Facility.

Other sources of liquidity include short-term lines of credit for certain of the Company's foreign subsidiaries, which provide for borrowings of up to approximately $230.3 million. Most of these credit lines are uncommitted. At September 30, 2016, the Company had borrowings outstanding of $11.5 million and bank guarantees of $3.8 million, which reduced the availability under these facilities to $215.0 million.

The Company expects that any cash requirements in excess of cash on hand and cash generated from operating activities will be met by the committed funds available under its Accounts Receivable Facility and the Senior Credit Facility. Management believes it has sufficient liquidity to meet its obligations through at least the term of the Senior Credit Facility.

The Company expects to remain in compliance with its debt covenants. However, the Company may need to limit its borrowings under the Senior Credit Facility or other facilities in order to remain in compliance. As of September 30, 2016, the Company could have borrowed the full amounts available under the Senior Credit Facility and Accounts Receivable Facility, and would have still been in compliance with its debt covenants.

The Company expects cash from operations of approximately $375 million in 2016, comparable to 2015, driven by lower net income excluding non-cash pension settlement and impairment charges, offset by lower tax payments and working capital. The Company expects capital expenditures of approximately 5.0% of sales in 2016, compared with 3.7% of sales in 2015.

Financing Obligations and Other Commitments:

During the first nine months of 2016, the Company made contributions of $13.2 million to its global defined benefit pension plans. The Company currently expects to make contributions to its global defined benefit pension plans in 2016 totaling approximately $15 million. Returns for the Company's U.S. defined benefit plan pension assets for the first nine months of 2016 were approximately 13.2%. Returns for the Company's global defined benefit pension plan assets in 2015 were 0.61%, which was below the expected rate of return of 6.0% predominantly due to decreases in long duration fixed-income markets. The lower returns were largely offset by the impact of a 49 basis point increase in discount rates used to measure the Company's defined benefit pension obligations. Since 2014, the Company has been increasing the percentage of U.S. plan assets allocated to long duration fixed-income and decreasing the exposure to equities in an effort to preserve its over-funded status in the U.S. The Company expects to record pension expense of approximately $60 million for 2016, compared with pension expense of $488.7 million in 2015. The majority of the decrease in pension expense for 2016 is due to lower pension settlement charges in 2016 compared with 2015 due to the two pension annuity purchases in 2015.

The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.

Critical Accounting Policies and Estimates:

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company reviews its critical accounting policies throughout the year. The Company has concluded that there have been no significant changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2015, during the nine months ended September 30, 2016.

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

For the nine months ended September 30, 2016, the Company recorded a negative foreign currency translation adjustment of $3.2 million that decreased shareholders' equity, compared with a negative foreign currency translation adjustment of $50.5 million that decreased shareholders' equity for the nine months ended September 30, 2015. The foreign currency translation adjustments for the nine months ended September 30, 2016, were negatively impacted by the strengthening of the U.S. dollar relative to other foreign currencies, including the British Pound Sterling, the Chinese Yuan and Mexican Peso.

Foreign currency exchange losses resulting from transactions included in the Company's operating results for the third quarter of 2016 were $2.8 million, compared with a gain of $0.5 million during the third quarter of 2015. Foreign currency exchange losses resulting from transactions included in the Company's operating results for the first nine months of 2016 were $5.8 million, compared with a loss of $1.0 million during the first nine months of 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Common Shares

The following table provides information about purchases by the Company of its common shares during the quarter ended September 30, 2016.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
7/1/16 - 7/31/16	336,733	$30.48	335,930	2,759,879
8/1/16 - 8/31/16	95,314	33.48	95,000	2,664,879
9/1/16 - 9/30/16	53,710	33.28	52,500	2,612,379
Total	485,757	$31.37	483,430	2,612,379

(1)
Of the shares purchased in July, August and September, 803, 314 and 1,210, respectively, represent common shares of the Company that were owned and tendered by employees to exercise stock options, and to satisfy withholding obligations in connection with the exercise of stock options and vesting of restricted shares.

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

101
Financial statements from the quarterly report on Form 10-Q of The Timken Company for the quarter ended September 30, 2016, filed on October 27, 2016, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY
Date: October 27, 2016	By: /s/ Richard G. Kyle
Richard G. Kyle President and Chief Executive Officer (Principal Executive Officer)

Date: October 27, 2016	By: /s/ Philip D. Fracassa
Philip D. Fracassa Executive Vice President and Chief Financial Officer (Principal Financial Officer)