Form 10-K
period 2016-12-31
TIMKEN CO
filed 2017-02-21
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2016, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was $2,097,179,228 based on the closing sale price as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2017
Common Shares, without par value	77,565,732 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held on or about May 9, 2017 (Proxy Statement)	Part III

THE TIMKEN COMPANY

PART I.

Item 1. Business

General:
As used herein, the term “Timken” or the “Company” refers to The Timken Company and its subsidiaries unless the context otherwise requires. Timken engineers, manufactures and markets bearings, transmissions, gearboxes, belts, chain, couplings and related products and offers a spectrum of power system rebuild and repair services around the world. The Company’s growing product and services portfolio features many strong industrial brands, including Timken®, Fafnir®, Philadelphia Gear®, Carlisle®, Drives®, Lovejoy® and InterlubeTM..

The Company was founded in 1899 by Henry Timken, who received two patents on the design of a tapered roller bearing. Timken later became, and continues to be, the world's largest manufacturer of tapered roller bearings, leveraging its expertise to develop a full portfolio of industry-leading products and services. Timken built its reputation as a global leader by applying its knowledge of metallurgy, friction management and mechanical power transmission to increase the reliability and efficiency of its customers' equipment across a diverse range of industries. Today, the Company's global footprint consists of 73 manufacturing facilities/service centers, 15 technology and engineering centers, and 25 distribution centers and warehouses, supported by a team comprised of more than 14,000 employees. Timken operates in 28 countries around the globe.

Industry Segments and Geographical Financial Information:
Information required by this Item is incorporated herein by reference to Note 16 - Segment Information.

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

Spherical and Cylindrical Roller Bearings. Timken also produces spherical and cylindrical roller bearings that are used in large gear drives, rolling mills and other industrial and infrastructure development applications. These products are sold worldwide to original equipment manufacturers ("OEMs") and industrial distributors serving major end-market sectors, including construction and mining, natural resources, defense, pulp and paper production, rolling mills and general industrial goods.

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

Chain. Timken manufactures precision Drives® roller chain, pintle chain, agricultural conveyor chain, engineering class chain and oil field roller chain. These highly engineered products are used in a wide range of mobile and industrial machinery applications, including agriculture, oil and gas, aggregate and mining, primary metals, forest products and other heavy industries. These products are also utilized in the food and beverage and packaged goods sectors, which often require high-end, specialty products, including stainless-steel and corrosion-resistant roller chain.

Couplings. The Company offers a full range of industrial couplings within its mechanical power transmission products portfolio. The Lovejoy brand is widely known for its flexible coupling design and as the creator of the jaw-style coupling. Lovejoy® couplings are available in curved jaw, jaw in-shear, s-flex, gear-torsional and disc style configurations. These components are used in a wide range of industries such as steel, pulp and paper, power generation, food processing, mining and construction.

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

Other Products. The Company also offers a full line of seals, augers and other mechanical power transmission components. Timken industrial sealing solutions come in a variety of types and material options that are used in manufacturing, food processing, mining, power generation, chemical processing, primary metals, pulp and paper, and oil and gas industry applications. The Company also designs and manufactures Drives helicoid and sectional augers for agricultural applications, like conveying, digging and combines.

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

Services accounted for approximately 7% of the Company’s net sales for the year ended December 31, 2016.

Sales and Distribution:
Timken products are sold principally by its own internal sales organizations. A portion of each segment's sales are made through authorized distributors.

Customer collaboration is central to the Company's sales strategy. Therefore, Timken goes where its customers need them, with sales engineers primarily working in close proximity to customers rather than at production sites. In some cases, Timken may co-locate with a customer at its facility to ensure optimized collaboration. The Company's sales force constantly updates the team's training and knowledge regarding all friction management products and market sector trends, and Timken employees assist customers during development and implementation phases and provide ongoing service and support.

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

Joint Ventures:
Investments in affiliated companies accounted for under the equity method were approximately $3.1 million and $2.6 million, respectively, at December 31, 2016 and 2015. The investment balance at December 31, 2016 was reported in other non-current assets on the Consolidated Balance Sheets.

Backlog:
The following table provides the backlog of orders for the Company's domestic and overseas operations at December 31, 2016 and 2015:

	December 31,
(Dollars in millions)	2016	2015
Segment:
Mobile Industries	$644.7	$587.1
Process Industries	398.4	356.1
Total Company	$1,043.1	$943.2

Approximately 90% of the Company’s backlog at December 31, 2016, is scheduled for delivery in the succeeding twelve months. Actual shipments depend upon customers' ever-changing production schedules. Accordingly, Timken does not believe that its backlog data and comparisons thereof, as of different dates, reliably indicate future sales or shipments.

Raw Materials:
The principal raw material used by the Company to make anti-friction bearings is special bar quality ("SBQ") steel. SBQ steel is produced around the world by various suppliers. SBQ steel is purchased in bar, tube and wire forms. The primary inputs to SBQ steel include scrap metal, iron ore, alloys, energy and labor. The availability and price of SBQ steel are subject to changes in supply and demand, commodity prices for ferrous scrap, ore, alloy, electricity, natural gas, transportation fuel, and labor costs. The Company manages price variability of commodities by using surcharge mechanisms on some of its contracts with its customers that provides for partial recovery of these cost increases in the price of bearing products.
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
Research:
Timken operates a network of technology and engineering centers to support its global customers with sites in North America, Europe and Asia. This network develops and delivers innovative friction management and mechanical power transmission solutions and technical services. Timken's largest technical center is located at the Company's world headquarters in North Canton, Ohio. Other sites in the United States include Manchester, Connecticut; Downer's Grove and Fulton, Illinois; Springfield, Massachusetts; Springfield, Missouri; Keene and Lebanon, New Hampshire; and King of Prussia, Pennsylvania. Within Europe, the Company has technology facilities in Plymouth, England; Colmar, France; Werdohl, Germany; and Ploiesti, Romania. In Asia, Timken operates technology and engineering facilities in Bangalore, India and Shanghai, China.

Expenditures for research and development amounted to approximately $31.8 million, $32.6 million and $38.8 million in 2016, 2015 and 2014, respectively. $0.3 million of the 2014 amount was funded by others. No amounts were funded by others in 2016 and 2015.

Environmental Matters:
The Company continues its efforts to protect the environment and comply with environmental protection laws. Additionally, it has invested in pollution control equipment and updated plant operational practices. The Company is committed to implementing a documented environmental management system worldwide and to becoming certified under the ISO 14001 standard where appropriate to meet or exceed customer requirements. As of the end of 2016, 16 of the Company’s plants had obtained ISO 14001 certification.

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

The Company and certain of its United Stated ("U.S.") subsidiaries previously have been and could in the future be identified as potentially responsible parties for investigation and remediation at off-site disposal or recycling facilities under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), known as the Superfund, or state laws similar to CERCLA. In general, such claims for investigation and remediation have also been asserted against numerous other entities.

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

Employment:
At December 31, 2016, Timken had more than 14,000 employees. Approximately 7% of Timken’s U.S. employees are covered under collective bargaining agreements.

Available Information:
The Company uses its Investor Relations website at http://investors.timken.com, as a channel for routine distribution of important information, including news releases, analyst presentations and financial information. The Company posts filings as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (the "SEC"), including its annual, quarterly and current reports on Forms 10-K, 10-Q and 8-K; its proxy statements; and any amendments to those reports or statements. All such postings and filings are available on the Company’s website free of charge. In addition, this website allows investors and other interested persons to sign up to automatically receive e-mail alerts when the Company posts news releases and financial information on the Company’s website. The SEC also maintains a website, www.sec.gov, which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The content on any website referred to in this Annual Report on Form 10-K is not incorporated by reference into this Annual Report unless expressly noted.

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

The global bearing industry is highly competitive. We compete with domestic manufacturers and many foreign manufacturers of anti-friction bearings, including SKF Group, the Schaeffler Group, NTN Corporation, JTEKT Corporation and NSK Ltd. Due to competitiveness within the bearing industry, we may not be able to increase prices for our products to cover increases in our costs or to achieve desired profitability. In many cases we face pressure from our customers to reduce prices, which could adversely affect our revenues and profitability. In addition, our customers may choose to purchase products from one of our competitors rather than pay the prices we seek for our products, which could adversely affect our revenues and profitability.

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

We have taken approximately $188 million in impairment and restructuring charges in the aggregate during the last five years. Changes in business or economic conditions, or our business strategy, may result in additional restructuring programs and may require us to take additional charges in the future, which could have a material adverse effect on our earnings.

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

Compliance with environmental, health and safety legislation and regulatory requirements may prove to be more limiting and costly than we anticipate. To date, we have committed significant expenditures in our efforts to achieve and maintain compliance with these requirements at our facilities, and we expect that we will continue to make significant expenditures related to such compliance in the future. From time to time, we may be subject to legal proceedings brought by private parties or governmental authorities with respect to environmental matters, including matters involving alleged noncompliance with or liability arising from environmental, health and safety laws, property damage or personal injury. New laws and regulations, including those that may relate to emissions of greenhouse gases, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements could require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our business, financial condition or results of operations.

The Company may be subject to risks relating to its information technology systems.

The Company relies on information technology systems to process, transmit and store electronic information and manage and operate its business. A breach in security could expose the Company and its customers and suppliers to risks of misuse of confidential information, manipulation and destruction of data, production downtimes and operational disruptions, which in turn could adversely affect the Company's reputation, competitive position, business or results of operations.

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

•	disadvantages of competing against companies from countries that are not subject to U.S. laws and regulations, including the Foreign Corrupt Practices Act ("FCPA");

•	difficulty in staffing and managing geographically diverse operations; and

•	tax exposures related to cross-border intercompany transfer pricing and other tax risks unique to international operations.

These and other risks may also increase the relative price of our products compared to those manufactured in other countries, reducing the demand for our products in the markets in which we operate, which could have a material adverse effect on our revenues and earnings.

Expenses and contributions related to our defined benefit plans are affected by factors outside our control, including the performance of plan assets, interest rates, actuarial data and experience, and changes in laws and regulations, all of which could impact our funded status.

Our future expense and funding obligations for the defined benefit pension plans depend upon a number of factors, including the level of benefits provided for by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine the discount rate to calculate the amount of liabilities, actuarial data and experience and any changes in government laws and regulations. In addition, if the various investments held by our pension trusts do not perform as expected or the liabilities increase as a result of discount rates and other actuarial changes, our pension expense and required contributions would increase and, as a result, could materially adversely affect our business or require us to record charges that could be significant and would cause a reduction in our shareholders' equity. We may be legally required to make contributions to the pension plans in the future in excess of our current expectations, and those contributions could be material.

Future actions involving our defined benefit and other postretirement plans, such as annuity purchases, lump sum payouts, and/or plan terminations could cause us to incur significant pension and postretirement settlement and curtailment charges.

We have purchased annuities and offered lump sum payouts to defined benefit plan and other postretirement plan participants and retirees in the past. If we were to take similar actions in the future, we could incur significant pension settlement and curtailment charges related to the reduction in pension and postretirement obligations from annuity purchases, lump sum payouts of benefits to plan participants, and/or plan terminations. Pursuing these types of actions could require us to make additional contributions to the defined plans to maintain a legally required funded status.

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

In addition, we could be adversely affected by violations of the FCPA and similar worldwide anti-bribery laws as well as export controls and economic sanction laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Recently, there has been a substantial increase in the global enforcement of anti-corruption laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Our policies mandate compliance with these laws., but we cannot assure you that our internal controls and procedures will always protect us from the improper acts committed by our employees or agents. If we are found to be liable for FCPA, export control or sanction violations, we could suffer from criminal or civil penalties or other sanctions, including loss of export privileges or authorization needed to conduct aspects of our international business, which could have a material adverse effect on our business.

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

Our most recent evaluation resulted in our conclusion that, as of December 31, 2016, our internal control over financial reporting was effective. We believe that we currently have adequate internal control procedures in place for future periods, including processes related to newly acquired businesses; however, increased risk of internal control breakdowns generally exists in a business environment that is decentralized. In addition, if our internal control over financial reporting is found to be ineffective, investors may lose confidence in the reliability of our financial statements, which may adversely affect our stock price.

Changes in accounting guidance could have an adverse effect on our results of operations, as reported in our financial statements.

Our consolidated financial statements are prepared in accordance with U.S. GAAP, which is periodically revised and/or expanded.  Accordingly, from time to time we are required to adopt new or revised accounting guidance and related interpretations issued by recognized authoritative bodies, including the Financial Accounting Standards Board and the SEC.  The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in this annual report on Form 10-K and our quarterly reports on Form 10-Q.  It is possible that future accounting guidance we are required to adopt, or future changes in accounting principles, could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have an adverse effect on our results of operations, as reported in our consolidated financial statements.

Risks Relating to the Spinoff of Our Steel Business

If the spinoff of TimkenSteel Corporation (TimkenSteel) into a separate independent publicly traded company on June 30, 2014 (the Spinoff) does not qualify as a tax-free transaction, the Company and its shareholders could be subject to substantial tax liabilities.

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

Certain members of our Board of Directors and management own shares of TimkenSteel and/or options to purchase shares of TimkenSteel, which could create, or appear to create, potential conflicts of interest when our directors and executive officers are faced with decisions that could have different implications for us and TimkenSteel. One of our directors, Ward J. Timken, Jr., is also Chairman, President and Chief Executive Officer of TimkenSteel. This may create, or appear to create, potential conflicts of interest if Mr. Timken is faced with decisions that could have different implications for TimkenSteel then the decisions have for us.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Timken has manufacturing facilities at multiple locations in the United States and in a number of countries outside the United States. The aggregate floor area of these facilities worldwide is approximately 10.7 million square feet, all of which, except for approximately 1.7 million square feet, is owned in fee. The facilities not owned in fee are leased. The buildings occupied by Timken are principally made of brick, steel, reinforced concrete and concrete block construction. The Company believes all buildings are in satisfactory operating condition to conduct business.

Timken’s Mobile Industries segment's manufacturing facilities and service centers in the United States are located in Los Alamitos, California; Manchester, Connecticut; Carlyle, Illinois; Lenexa, Kansas; Keene and Lebanon, New Hampshire; Iron Station, North Carolina; Bucyrus, Canton and New Philadelphia, Ohio; Gaffney and Honea Path, South Carolina; Pulaski and Knoxville, Tennessee; Ogden, Utah and Altavista, Virginia. These facilities, including warehouses at plant locations and a technology and wind center in North Canton, Ohio have an aggregate floor area of approximately 3.6 million square feet.

Timken’s Mobile Industries segment’s manufacturing plants and service centers outside the United States are located in Belo Horizonte, Curitiba, and Sorocaba, Brazil; Yantai, China; Cheltenham, Northampton and Plymouth England; Colmar, France; Jamshedpur, India; Villa Carcina, Italy; Sosnowiec, Poland; and Benoni, South Africa. These facilities, including warehouses at plant locations, have an aggregate floor area of approximately 2.3 million square feet.

Timken's Process Industries segment's manufacturing plants and service centers in the United States are located in Hueytown, Alabama; Sante Fe Springs, California; Broomfield and Denver, Colorado; New Haven, Connecticut; New Castle, Delaware; Downers Grove, Fulton and Mokena, Illinois; Mishawaka, Indiana; Fort Scott, Kansas; Augusta and Portland, Maine; Springfield, Massachusetts, South Haven, Michigan, Springfield, Missouri; Randleman, and Rutherfordton, North Carolina; Union, South Carolina; Ferndale, Pasco and Vancouver, Washington; Princeton, West Virginia; and Casper, Wyoming. These facilities, including warehouses at plant locations and a wind center in North Canton, Ohio have an aggregate floor area of approximately 2.8 million square feet.

Timken's Process Industries segment's manufacturing plants and service centers outside the United States are located in Mississauga, Prince George and Sasakatoon, Canada; Chengdu, Jiangsu and Wuxi, China; Dudley, England; Werdohl, Germany; Chennai and Durg, India; and Ploiesti, Romania. These facilities, including warehouses at plant locations have an aggregate floor area of approximately 2.1 million square feet.

In addition to the manufacturing and distribution facilities discussed above, Timken owns or leases warehouses and distribution facilities in Argentina, Australia, China, France, Mexico, Singapore and the United States.

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

Item 4. Mine Safety Disclosures
Not applicable.

Item 4A. Executive Officers of the Registrant
The executive officers are elected by the Board of Directors normally for a term of one year and until the election of their successors. All executive officers have been employed by Timken or by a subsidiary of the Company during the past five-year period. The executive officers of the Company as of February 21, 2017 are as follows:

Name	Age	Current Position and Previous Positions During Last Five Years
William R. Burkhart	51	2014 Executive Vice President, General Counsel and Secretary
		2000 Senior Vice President and General Counsel
Christopher A. Coughlin	56	2014 Executive Vice President, Group President
		2012 Group President
		2011 President - Process Industries
Philip D. Fracassa	48	2014 Executive Vice President and Chief Financial Officer
		2012 Senior Vice President - Planning and Development
		2010 Senior Vice President and Controller - B&PT
Richard G. Kyle	51	2014 President and Chief Executive Officer
		2013 Chief Operating Officer - B&PT; Director
		2012 Group President
		2011 President - Mobile Industries & Aerospace
Ronald J. Myers	58	2015 Vice President of Human Resources
		2014 Vice President of Organizational Advancement Operations
		2012 Vice President - Operational Organizational Advancement

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares are traded on the New York Stock Exchange under the symbol “TKR.” The estimated number of record holders of the Company’s common shares at December 31, 2016 was 4,238. The estimated number of beneficial shareholders at December 31, 2016 was 43,458.
The following table provides information about the high and low sales prices for the Company’s common shares and dividends paid for each quarter for the last two fiscal years.

	2016			2015
	Stock prices		Dividends	Stock prices		Dividends
	High	Low	per share	High	Low	per share
First quarter	$33.64	$22.22	$0.26	$43.56	$37.65	$0.25
Second quarter	$37.07	$28.72	$0.26	$43.06	$36.24	$0.26
Third quarter	$35.28	$29.31	$0.26	$36.95	$26.31	$0.26
Fourth quarter	$41.15	$31.60	$0.26	$32.89	$26.84	$0.26

Issuer Purchases of Common Shares:
The following table provides information about purchases of its common shares by the Company during the quarter ended December 31, 2016.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
10/1/2016 - 10/31/2016	46,901	$34.62	46,199	2,566,180
11/1/2016 - 11/30/2016	282,902	35.93	277,500	2,288,680
12/1/2016 - 12/31/2016	156,855	39.52	154,200	2,134,480
Total	486,658	$36.96	477,899	2,134,480

(1)
Of the shares purchased in October, November and December, 702, 5,402 and 2,655, respectively, represent common shares of the Company that were owned and tendered by employees to exercise stock options, and to satisfy withholding obligations in connection with the exercise of stock options and vesting of restricted shares.

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

(3)
On January 29, 2016, the Board of Directors of the Company approved a share purchase plan pursuant to which the Company may purchase up to five million of its common shares, in the aggregate. This share purchase plan expired on January 31, 2017. Under this plan the Company purchased shares from time to time in open market purchases or privately negotiated transactions and was able to make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans. On February 6, 2017, the Company's Board of Directors approved a new share repurchase plan pursuant to which the Company may purchase up to ten million of its common shares, in the aggregate. This new share purchase plan expires on February 28, 2021.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (continued)

*Total return assumes reinvestment of dividends. Fiscal years ending December 31.

	2012	2013	2014	2015	2016
Timken	$126	$148	$163	$112	$161
S&P 500	116	154	175	177	198
S&P 400 Industrials	122	175	178	172	222

The line graph compares the cumulative total shareholder returns over five years for The Timken Company, the S&P 500 Stock Index and the S&P 400 Industrials Index. The graph assumes, in each case, an initial investment of $100 on January 1, 2011, in Timken common shares, S&P 500 Index and S&P 400 Industrials Index, based on market prices at the end of each fiscal year through and including December 31, 2016, and reinvestment of dividends (and taking into account the value of the TimkenSteel common shares distributed in the Spinoff).

Item 6. Selected Financial Data
Summary of Operations and Other Comparative Data:

(Dollars in millions, except per share and per employee data)	2016	2015	2014	2013	2012
Statements of Income
Net sales	$2,669.8	$2,872.3	$3,076.2	$3,035.4	$3,359.5
Gross profit	694.8	793.9	898.0	868.4	1,028.0
Selling, general and administrative expenses	450.0	494.3	542.5	546.6	554.5
Impairment and restructuring charges	21.7	14.7	113.4	8.7	29.5
Operating income (loss) (1)	195.0	(151.4)	208.4	305.9	444.0
Continued Dumping and Subsidy Offset Act income (expense), net	59.6	—	—	—	—
Other (expense) income, net	(0.9)	(7.5)	19.9	6.7	102.0
Interest expense, net	31.6	30.7	24.3	22.5	28.2
(Loss) income from continuing operations	152.9	(68.0)	149.3	175.5	331.5
Income from discontinued operations, net of income taxes	—	—	24.0	87.5	164.4
Net income (loss) attributable to The Timken Company	$152.6	$(70.8)	$170.8	$262.7	$495.5
Balance Sheets
Inventories, net	$545.8	$543.2	$585.5	$582.6	$611.5
Property, plant and equipment, net	804.4	777.8	780.5	855.8	834.1
Total assets	2,758.3	2,784.1	3,001.4	4,477.9	4,244.2
Total debt:
Short-term debt	19.2	62.0	7.4	18.6	14.3
Current portion of long-term debt	5.0	15.1	0.6	250.7	9.6
Long-term debt	635.0	579.4	518.4	175.6	423.4
Total debt	$659.2	$656.5	$526.4	$444.9	$447.3
Net debt (cash)
Total debt	659.2	656.5	526.4	444.9	447.3
Less: cash and cash equivalents and restricted cash	(151.5)	(129.8)	(294.1)	(399.7)	(601.5)
Net debt (cash): (2)	$507.7	$526.7	$232.3	$45.2	$(154.2)
Total liabilities	1,452.3	1,439.5	1,408.7	1,828.4	1,996.2
Shareholders’ equity	$1,306.0	$1,344.6	$1,589.1	$2,648.6	$2,246.6
Capital:
Net debt (cash)	507.7	526.7	232.3	45.2	(154.2)
Shareholders’ equity	1,306.0	1,344.6	1,589.1	2,648.6	2,246.6
Net debt (cash) + shareholders’ equity (capital)	$1,813.7	$1,871.3	$1,821.4	$2,693.8	$2,092.4
Other Comparative Data
Income (loss) from continuing operations / Net sales	5.7%	(2.4%)	4.9%	5.8%	9.9%
Net income (loss) attributable to The Timken Company / Net sales	5.7%	(2.5%)	5.6%	8.7%	14.7%
Return on equity (3)	11.7%	(5.1%)	9.4%	6.6%	14.8%
Net sales per employee (4)	$189.2	$197.5	$210.9	$203.1	$218.0
Capital expenditures	137.5	105.6	126.8	133.6	118.3
Depreciation and amortization	131.7	130.8	137.0	142.4	149.6
Capital expenditures / Net sales	5.2%	3.7%	4.1%	4.4%	3.5%
Dividends per share	$1.04	$1.03	$1.00	$0.92	$0.92
Basic earnings (loss) per share - continuing operations (5)	1.94	(0.84)	1.62	1.84	3.41
Diluted earnings (loss) per share - continuing operations (5)	1.92	(0.84)	1.61	1.82	3.38
Basic earnings (loss) per share (6)	1.94	(0.84)	1.89	2.76	5.11
Diluted earnings (loss) per share (6)	1.92	(0.84)	1.87	2.74	5.07
Net debt (cash) to capital (2)	28.0%	28.1%	12.8%	1.7%	(7.4%)
Number of employees at year-end (7)	14,111	14,709	14,378	14,794	15,093
Number of shareholders (8)	43,458	40,257	44,271	52,218	50,783

(1)	Operating (loss) income included pension settlement charges of $28.1 million during 2016.

(2)	The Company presents net debt (cash) because it believes net debt (cash) is more representative of the Company’s financial position than total debt due to the amount of cash and cash equivalents.

(3)	Return on equity is defined as (loss) income from continuing operations divided by ending shareholders’ equity.

(4)	Based on average number of employees employed during the year.

(5)	Based on average number of shares outstanding during the year.

(6)	Based on average number of shares outstanding during the year and includes discontinued operations for 2012 through 2014.

(7)	Adjusted to exclude temporary employees for all periods.

(8)	Includes an estimated count of shareholders having common shares held for their accounts by banks, brokers and trustees for benefit plans.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in millions, except per share data)

OVERVIEW

Introduction:

The Timken Company engineers, manufactures and markets bearings, transmissions, gearboxes, belts, chain, couplings, and related products and offers a variety of power system rebuild and repair services. The Company’s growing product and services portfolio features many strong industrial brands, such as Timken®, Fafnir®, Philadelphia Gear®, Carlisle®, Drives®, Lovejoy® and InterlubeTM. Timken applies its deep knowledge of metallurgy, friction management and mechanical power transmission across the broad spectrum of bearings and related systems to improve the reliability and efficiency of machinery and equipment all around the world. Known for its quality products and collaborative technical sales model, Timken focuses on providing value to diverse markets worldwide through both OEM and aftermarket channels. With more than 14,000 people operating in 28 countries, Timken makes the world more productive and keeps industry in motion. The Company operates under two reportable segments: (1) Mobile Industries and (2) Process Industries. The following further describes these business segments:

•
Mobile Industries serves OEM customers that manufacture off-highway equipment for the agricultural, mining and construction markets; on-highway vehicles including passenger cars, light trucks, and medium- and heavy-duty trucks; rail cars and locomotives; outdoor power equipment; and rotorcraft and fixed-wing aircraft. Beyond service parts sold to OEMs, aftermarket sales to individual end users, equipment owners, operators and maintenance shops are handled through the Company's extensive network of authorized automotive and heavy-truck distributors.

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

The following items highlight certain of the Company's more significant strategic accomplishments in 2016:

Business Highlights

•	The Company continued to advance its manufacturing footprint initiatives with:

◦
The announced closures of its bearing plants in Pulaski, Tennessee ("Pulaski") and Altavista, Virginia ("Altavista") and its manufacturing facility in Benoni, South Africa ("Benoni"), which are expected to be completed in 2017. Production from Altavista will be transferring to the Company's bearing plant near Lincolnton, North Carolina; and

◦	The closure of its bearing facility in the United Kingdom ("U.K.").

•
Received a multi-year contract from the U.S. Department of Defense ("DoD") to provide engineering and supply Philadelphia Gear main reduction gears for the Navy's next generation of Arleigh Burke DDG 51 class ships. The fixed price contract includes options that, if exercised, could bring the cumulative value of the contract to more than $1 billion over its estimated 10-year life; and

•
Completed the installation of aerospace transmission overhaul and repair equipment at its plant in Manchester, Connecticut. This equipment adds new capabilities and will support a contract secured in 2015 to overhaul and repair up to roughly 220 Apache AH64D main transmissions for the DoD over a three-year period.

Share Repurchases

•
On February 6, 2017, the Company's Board of Directors approved a new share repurchase plan pursuant to which the Company may purchase up to ten million of its common shares, in the aggregate. This new share purchase plan expires on February 28, 2021.

Acquisitions

•
On October 31, 2016, the Company acquired EDT Corp. ("EDT"), a manufacturer of polymer housed units and stainless steel ball bearings used widely by the food and beverage industry, for $10 million in cash. Headquartered in Vancouver, Washington, EDT had sales of less than $10 million for the twelve months ended September 30, 2016.

•
On July 8, 2016, the Company acquired Lovejoy Inc. ("Lovejoy"), a manufacturer of premium industrial couplings and universal joints, for $63.5 million in cash and assumed debt of $2.2 million. Headquartered in Downers Grove, Illinois, with additional locations in the U.S., Canada and Germany, Lovejoy had sales of approximately $55 million for the twelve months ended June 30, 2016.

RESULTS OF OPERATIONS
2016 vs. 2015

Overview:

	2016	2015	$ Change	% Change
Net sales	$2,669.8	$2,872.3	$(202.5)	(7.1%)
Net income (loss)	152.9	(68.0)	220.9	(324.9%)
Net income attributable to noncontrolling interest	0.3	2.8	(2.5)	(89.3%)
Net income (loss) attributable to The Timken Company	$152.6	$(70.8)	$223.4	(315.5%)
Diluted earnings (loss) per share	$1.92	$(0.84)	$2.76	(328.6%)
Average number of shares—diluted	79,234,324	84,631,778	—	(6.4%)
The decrease in net sales was primarily due to lower end-market demand and the impact of foreign currency exchange rate changes, partially offset by the net benefit of acquisitions and divestitures. The increase in net income in 2016 compared with 2015 was primarily due to pretax pension settlement charges that were $436.9 million lower than 2015 and pretax U.S. Continued Dumping and Subsidy Offset Act ("CDSOA") income of $59.6 million recorded in 2016. In addition, the Company's net income in 2016 was impacted by lower volume across most market sectors, unfavorable price/mix, higher restructuring charges and the impact of foreign currency exchange rate changes, partially offset by lower material and manufacturing costs, and lower selling, general and administrative ("SG&A") expenses compared with 2015. The prior year also included a gain from the divestiture of Timken Alcor Aerospace Technologies, Inc. ("Alcor") and higher discrete income tax benefits.

Outlook:

The Company expects 2017 full-year sales to be flat compared with 2016, as the benefit of acquisitions is offset by the estimated negative impact of foreign currency exchange rate changes. The Company's earnings are expected to be lower in 2017 than 2016, primarily due to no expected CDSOA income in 2017, partially offset by lower pension settlement charges. Timken plans to adopt mark-to-market accounting for its defined benefit pension and other postretirement benefit plans in the first quarter of 2017, which will impact earnings before interest and taxes ("EBIT")for 2017 and prior years on a retrospective basis. Refer to Change in Accounting Principle in the Other Disclosures section for additional information.

The Company expects to generate operating cash of approximately $310 million in 2017, a decrease from 2016 of approximately $92 million or 23%, as the Company anticipates lower net income (including no expected CDSOA receipts), lower benefit from working capital and higher income tax payments. The Company expects capital expenditures to be approximately 4% of sales in 2017, compared with 5% of sales in 2016.

THE STATEMENTS OF INCOME

Sales:

	2016	2015	$ Change	% Change
Net sales	$2,669.8	$2,872.3	$(202.5)	(7.1%)
Net sales decreased in 2016 compared with 2015 primarily due to lower organic sales of $239 million, the effect of foreign currency exchange rate changes of $47 million and divestitures of $15 million, partially offset by the benefit of acquisitions of $99 million. The decrease in organic sales was driven by lower demand across most market sectors, partially offset by growth in the automotive market sector.

Gross Profit:

	2016	2015	$ Change	Change
Gross profit	$694.8	$793.9	$(99.1)	(12.5%)
Gross profit % to net sales	26.0%	27.6%	—	(160) bps
Rationalization expenses included in cost of products sold	$11.6	$6.4	$5.2	81.3%
Gross profit decreased in 2016 compared with 2015, primarily due to the impact of lower volume of $91 million, unfavorable price/mix of $65 million, higher restructuring charges and the impact of foreign currency exchange rate changes. These factors were partially offset by lower material and manufacturing costs net of manufacturing underutilization of $61 million and the benefit of acquisitions.

Selling, General and Administrative Expenses:

	2016	2015	$ Change	Change
Selling, general and administrative expenses	$450.0	$494.3	$(44.3)	(9.0%	)
Selling, general and administrative expenses % to net sales	16.9%	17.2%	—	(30) bps
The decrease in SG&A expenses in 2016 compared with 2015 was primarily due to the benefit of cost reduction initiatives of $41 million, the impact of foreign currency exchange rate changes, lower depreciation expense and lower non-income tax expense, partially offset by additional expenses from Carlstar Belts LLC ("Timken Belts"), Lovejoy and EDT acquired in September 2015, July 2016, and October 2016, respectively.

Impairment and Restructuring Charges:

	2016	2015	$ Change
Impairment charges	$3.9	$3.3	$0.6
Severance and related benefit costs	15.3	7.7	7.6
Exit costs	2.5	3.7	(1.2)
Total	$21.7	$14.7	$7.0
Impairment and restructuring charges of $21.7 million in 2016 were primarily comprised of severance and related benefit costs associated with initiatives to reduce headcount and right-size the Company's manufacturing footprint, including the planned closures of the Altavista, Pulaski and Benoni bearing plants. In addition, the Company recognized impairment charges of $3.9 million during 2016 associated with the planned closures of the Altavista and Benoni bearing plants.

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

Pension Settlement Charges:

	2016	2015	$ Change
Pension settlement charges	$28.1	$465.0	$(436.9)
Pension settlement charges in 2016 were primarily related to $19 million of lump–sum distributions to new retirees and deferred vested participants that triggered remeasurements, as well as $7 million related to the purchase of a group annuity contract from The Canada Life Assurance Company ("Canada Life") for one of the Company's Canadian defined benefit pension plans, which was executed in September 2016. These actions resulted in a decrease in the Company's pension obligations of approximately $70 million.

Pension settlement charges in 2015 were primarily due to the purchase of group annuity contracts from Prudential Insurance Company of America ("Prudential") by two of the Company's U.S. defined benefit pension plans. The two group annuity contracts require Prudential to pay and administer future pension benefits for approximately 8,400 U.S. Timken retirees in the aggregate. The Company transferred a total of approximately $1.1 billion of its pension obligations and a total of approximately $1.2 billion of pension assets to Prudential in these transactions. In addition to the purchase of the group annuity contracts, the Company made lump-sum distributions of $37.2 million to new retirees. The Company also incurred pension settlement and curtailment charges related to one of its Canadian defined benefit pension plans. As a result of the group annuity contracts, lump-sum distributions as well as pension settlement and curtailment charges related to the Canadian pension plan, the Company incurred total pension settlement and curtailment charges of $465.0 million, including professional fees of $2.6 million, in 2015.

Gain on Divestiture:

	2016	2015	$ Change
Gain on divestiture	$—	$28.7	$(28.7)
Gain on divestiture in 2015 was primarily related to the gain on the sale of Alcor of $29.0 million in the fourth quarter of 2015.

Interest Income (Expense):

	2016	2015	$ Change	% Change
Interest (expense)	$(33.5)	$(33.4)	$(0.1)	0.3%
Interest income	1.9	2.7	(0.8)	(29.6%)

Other (Expense) Income:

	2016	2015	$ Change	% Change
CDSOA income, net	$59.6	$—	$59.6	NM
Fixed asset write-off	—	(9.7)	9.7	(100.0%)
Other income (expense), net	(0.9)	2.2	(3.1)	(140.9%)
Total other income (expense)	$58.7	$(7.5)	$66.2	NM
CDSOA income, net in 2016 represents income recorded in connection with funds awarded to the Company from monies collected by U.S. Customs and Border Protection ("U.S. Customs") from antidumping cases, net of related professional fees. Refer to Note 21 - Continued Dumping and Subsidy Offset Act for further discussion.

During the fourth quarter of 2015, the Company wrote-off $9.7 million that remained in construction in process ("CIP") after the related assets were placed into service. The majority of these assets were placed into service between 2008 and 2012. This item was identified during an examination of aged balances in the CIP account. Management of the Company concluded that the correction of this error in the fourth quarter of 2015 and the presence of this error in prior periods was immaterial to all periods presented.

Income Tax Expense:

	2016	2015	$ Change	Change
Income tax expense (benefit)	$69.2	$(121.6)	$190.8	(156.9%	)
Effective tax rate	31.2%	64.1%	—	(3,290	) bps
The effective tax rate for 2016 was favorable relative to the U.S. federal statutory rate primarily due to U.S. foreign tax credits, earnings in certain foreign jurisdictions where the effective tax rate is less than 35%, the U.S. manufacturing deduction, and certain discrete tax benefits (net). These favorable impacts were partially offset by U.S. taxation of foreign income and losses at certain foreign subsidiaries where no tax benefit could be recorded.
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
The change in the effective tax rate for 2016 compared with 2015 was primarily due to reduced valuation allowance releases in 2016, partially offset by increased US foreign tax credits, the US manufacturing deduction, and discrete tax items occurring in 2016. Refer to the table below for additional detail of the impact of each item on income tax expense.

2015 to 2016 $ Change
Impact of global earnings at the U.S. statutory rate of 35%	$144.1
Foreign taxation impact	4.4
U.S. taxation (1)	10.6
Other discrete items, net	31.7
Total	$190.8
(1) U.S. taxation includes the impact of foreign tax credits, U.S. Manufacturing deductions, U.S. Research and Experimentation credit, U.S. state and local taxation, U.S. taxation of foreign earnings and other U.S. items.
Refer to Note 17 - Income Taxes for more information on the computation of the income tax expense in interim periods.

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

The presentation of segment results below includes a reconciliation of the changes in net sales for each segment reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions and divestitures completed in 2016 and 2015 and foreign currency exchange rate changes. The effects of acquisitions, divestitures and foreign currency exchange rate changes on net sales are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period.

The following items highlight the Company's acquisitions and divestitures completed in 2016 and 2015:

•	The Company acquired EDT during the fourth quarter of 2016. Results for EDT are reported in the Process Industries segment.

•
The Company acquired Lovejoy during the third quarter of 2016. Substantially all of the results for Lovejoy are reported in the Process Industries segment based on the customers and underlying markets served.

•	The Company sold Alcor during the fourth quarter of 2015. Results for Alcor prior to the sale were reported in the Mobile Industries segment.

•
The Company acquired Timken Belts during the third quarter of 2015. Results for Timken Belts are reported in the Mobile Industries and Process Industries segments based on the customers and underlying markets served.

Mobile Industries Segment:

	2016	2015	$ Change	Change
Net sales	$1,446.4	$1,558.3	$(111.9)	(7.2%	)
EBIT	$108.8	$173.3	$(64.5)	(37.2%	)
EBIT margin	7.5%	11.1%	—	(360	) bps

	2016	2015	$ Change	% Change
Net sales	$1,446.4	$1,558.3	$(111.9)	(7.2%	)
Less: Acquisitions	46.8	—	46.8	NM
Divestitures	(15.7)	—	(15.7)	NM
Currency	(22.8)	—	(22.8)	NM
Net sales, excluding the impact of acquisitions, divestitures and currency	$1,438.1	$1,558.3	$(120.2)	(7.7%	)
The Mobile Industries segment's net sales, excluding the effects of acquisitions, divestitures and foreign currency exchange rate changes, decreased $120.2 million or 7.7% in 2016 compared with 2015. The decline in net sales was primarily driven by a decrease in the rail, off-highway, aerospace and heavy truck market sectors, partially offset by organic growth in the automotive market sector. EBIT decreased by $64.5 million or 37.2% in 2016 compared with 2015 primarily due to unfavorable price/mix of $52 million, the impact of lower volume of $35 million, higher restructuring charges, the impact of foreign currency exchange rate changes and the net unfavorable impact of acquisitions and divestitures, partially offset by lower material and manufacturing costs net of manufacturing underutilization of $53 million and lower SG&A expenses. EBIT for 2015 also included a gain on the sale of Alcor of $29 million.
Full-year sales for the Mobile Industries segment are expected to be down approximately 4% to 5% in 2017 compared with 2016. This reflects lower expected volume in the rail, agriculture and heavy truck market sectors and the unfavorable impact of foreign currency exchange rate changes of approximately 1.5%, partially offset by the benefit of acquisitions. EBIT for the Mobile Industries segment is expected to decrease in 2017 compared with 2016 due to lower volume, unfavorable price/mix and the impact of foreign currency exchange rate changes.

Process Industries Segment:

	2016	2015	$ Change	Change
Net sales	$1,223.4	$1,314.0	$(90.6)	(6.9%	)
EBIT	$163.2	$190.2	$(27.0)	(14.2%	)
EBIT margin	13.3%	14.5%	—	(120) bps

	2016	2015	$ Change	% Change
Net sales	$1,223.4	$1,314.0	$(90.6)	(6.9%	)
Less: Acquisitions	52.4	—	52.4	NM
Currency	(23.8)	—	(23.8)	NM
Net sales, excluding the impact of acquisitions and currency	$1,194.8	$1,314.0	$(119.2)	(9.1%	)
The Process Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, decreased $119.2 million or 9.1% in 2016 compared with 2015. The decline was primarily due to lower demand across the heavy industries (mainly oil and gas), industrial aftermarket, military marine and wind energy market sectors. EBIT decreased $27.0 million or 14.2% in 2016 compared with 2015 primarily due to the impact of lower volume of $56 million and unfavorable price/mix, partially offset by lower SG&A expenses of $24 million and lower material and manufacturing costs net of manufacturing underutilization. EBIT in 2015 also included a charge of $8.2 million related to the write-off of certain CIP balances.  Refer to Note 8 - Property, Plant and Equipment for additional information.
Full-year sales for the Process Industries segment are expected to be up approximately 4% to 5% in 2017 compared with 2016. This reflects higher expected demand in the industrial aftermarket and wind energy sectors and the benefit of acquisitions, partially offset by the unfavorable impact of foreign currency exchange rate changes of approximately 1.5%. EBIT for the Process Industries segment is expected to increase in 2017 compared with 2016 primarily due to the impact of higher volume and the impact of improved manufacturing underutilization and the benefit of acquisitions, partially offset by foreign currency exchange rate changes.

Corporate:

	2016	2015	$ Change	Change
Corporate expenses	$49.8	$57.4	$(7.6)	(13.2%	)
Corporate expenses % to net sales	1.9%	2.0%	—	(10) bps
Corporate expenses decreased in 2016 compared with 2015 primarily due to cost reduction initiatives.

RESULTS OF OPERATIONS:
2015 vs. 2014

Overview:

	2015	2014	$ Change	% Change
Net sales	$2,872.3	$3,076.2	$(203.9)	(6.6%)
(Loss) income from continuing operations	(68.0)	149.3	(217.3)	(145.5%)
Income from discontinued operations	—	24.0	(24.0)	(100.0%)
Income attributable to noncontrolling interest	2.8	2.5	0.3	12.0%
Net (loss) income attributable to The Timken Company	$(70.8)	$170.8	$(241.6)	(141.5%)
Diluted (loss) earnings per share:
Continuing operations	$(0.84)	$1.61	$(2.45)	(152.2%)
Discontinued operations	—	0.26	(0.26)	(100.0%)
Diluted earnings per share	$(0.84)	$1.87	$(2.71)	(144.9%)
Average number of shares - diluted	84,631,778	91,224,328	—	(7.2%)
The decrease in net sales was primarily due to the impact of foreign currency exchange rate changes and lower end market demand, partially offset by the benefit of acquisitions. The Company's net income from continuing operations in 2015 was lower compared to 2014 due to non-cash pension settlement charges of $465.0 million recorded in 2015, the impact of lower volume across most end market sectors, unfavorable price/mix and foreign currency exchange rate changes. These factors were partially offset by lower SG&A expenses, lower material and manufacturing costs and a lower provision for income taxes. The decrease in income from discontinued operations in 2015 compared with 2014 was due to the Spinoff that was completed on June 30, 2014.

THE STATEMENTS OF INCOME

Sales:

	2015	2014	$ Change	% Change
Net sales	$2,872.3	$3,076.2	$(203.9)	(6.6%)
Net sales decreased in 2015 compared with 2014, primarily due to the impact of foreign currency exchange rate changes of $152 million and lower organic sales of $90 million, partially offset by the benefit of acquisitions of $39 million. The decrease in organic sales was driven by lower demand across most of the Company's end market sectors, partially offset by growth in the wind, military marine, rail and automotive sectors.

Gross Profit:

	2015	2014	$ Change	Change
Gross profit	$793.9	$898.0	$(104.1)	(11.6%)
Gross profit % to net sales	27.6%	29.2%	—	(160	) bps
Rationalization expenses included in cost of products sold	$6.4	$3.6	$2.8	77.8%
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
The decrease in SG&A expenses in 2015 compared with 2014 was primarily due to lower incentive compensation expense of $28 million and the impact of foreign currency exchange rate changes of $20 million. The benefits of cost reduction initiatives were largely offset by the impact of acquisitions, higher pension and bad debt expense and costs associated with ongoing growth initiatives.

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

Interest Income (Expense):

	2015	2014	$ Change	% Change
Interest (expense)	$(33.4)	$(28.7)	$(4.7)	16.4%
Interest income	$2.7	$4.4	$(1.7)	(38.6%)
Interest expense for 2015 increased compared with 2014 primarily due to lower capitalized interest and higher average debt, partially offset by lower average interest rates. Interest income decreased for 2015 compared with 2014 primarily due to lower interest income recognized on the deferred payments related to the sale of real estate in Sao Paulo, Brazil ("Sao Paulo"). The last of the deferred payments was received during the fourth quarter of 2015.

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

Refer to the table below for additional detail of the impact of each item on income tax expense:

2014 to 2015 $ Change
Impact of global earnings at the U.S. statutory rate of 35%	$(137.8)
Foreign taxation impact	4.1
U.S. taxation (1)	(14.3)
Other discrete items, net	(28.3)
Total	$(176.3)
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

The following items highlight the Company's acquisitions and divestitures completed in 2015 and 2014:

•	The Company sold Alcor during the fourth quarter of 2015. Results for Alcor were reported in the Mobile Industries segment.

•	The Company acquired the Belts business during the third quarter of 2015. Results for Timken Belts are reported in the Mobile Industries and Process Industries segments based on the customers served.

•	The Company acquired Revolvo Ltd. ("Revolvo") during the fourth quarter of 2014. Results for Revolvo are reported in the Process Industries segment.

•	The Company sold its aerospace engine overhaul business during the fourth quarter of 2014. Results for the aerospace engine overhaul business were reported in the Mobile Industries segment.

•	The Company acquired Schulz Group ("Schulz") during the second quarter of 2014. Results for Schulz are reported in the Process Industries segment.

Mobile Industries Segment:

	2015	2014	$ Change	Change
Net sales	$1,558.3	$1,685.4	$(127.1)	(7.5%)
EBIT	$173.3	$65.6	$107.7	164.2%
EBIT margin	11.1%	3.9%	—	720 bps

	2015	2014	$ Change	% Change
Net sales	$1,558.3	$1,685.4	$(127.1)	(7.5%)
Less: Acquisitions	21.8	—	21.8	NM
Divestitures	(13.2)	—	(13.2)	NM
Currency	(88.1)	—	(88.1)	NM
Net sales, excluding the impact of acquisitions, divestitures and currency	$1,637.8	$1,685.4	$(47.6)	(2.8%)
The Mobile Industries segment's net sales, excluding the effects of acquisitions, divestitures and foreign currency exchange rate changes, decreased $47.6 million or 2.8% in 2015 compared with 2014. The decrease in net sales was primarily due to lower volume in the off-highway (primarily agriculture) and aerospace end market sectors, partially offset by organic growth in the rail and automotive sectors. EBIT was lower in 2015 compared with 2014 primarily due to the impact of goodwill impairment and inventory valuation adjustments of $118 million recorded in 2014, a gain on the sale of Alcor of $29 million recorded in 2015, the benefit of lower raw material and operating costs net of manufacturing underutilization, lower SG&A expenses and the impact of acquisitions. These factors were partially offset by a gain on the sale of real estate in Brazil of $23 million recorded in 2014, lower volume of $20 million and unfavorable price/mix of $14 million and the negative impact of foreign currency exchange rate changes of $18 million.

Process Industries Segment:

	2015	2014	$ Change	Change
Net sales	$1,314.0	$1,390.8	$(76.8)	(5.5%	)
EBIT	$190.2	$267.1	$(76.9)	(28.8%	)
EBIT margin	14.5%	19.2%	—	(470	) bps

	2015	2014	$ Change	% Change
Net sales	$1,314.0	$1,390.8	$(76.8)	(5.5%	)
Less: Acquisitions	30.2	—	30.2	NM
Currency	(63.5)	—	(63.5)	NM
Net sales, excluding the impact of acquisitions and currency	$1,347.3	$1,390.8	$(43.5)	(3.1%	)
The Process Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, decreased $43.5 million or 3.1% in 2015 compared with 2014 primarily due to lower volume in the industrial distribution, services and heavy industries end market sectors, partially offset by organic growth in the wind energy and military marine sectors. EBIT was lower in 2015 compared with 2014 primarily due to the impact of lower volume of $21 million, unfavorable price/mix of $24 million, the impact of unfavorable foreign currency exchange rate changes of $25 million and higher impairment and restructuring charges. These factors were partially offset by lower SG&A expenses, the impact of lower material and operating costs net of manufacturing underutilization and the impact of acquisitions. EBIT also included a charge of $8.2 million in the fourth quarter of 2015 related to the write-off of certain CIP balances.  Refer to Note 8 - Property, Plant and Equipment for additional information.

Corporate:

	2015	2014	$ Change	Change
Corporate expenses	$57.4	$71.4	$(14.0)	(19.6%	)
Corporate expenses % to net sales	2.0%	2.3%	—	(30	) bps
Corporate expenses decreased in 2015 compared with 2014 primarily due to lower incentive compensation expenses and the impact of cost reduction initiatives.

THE BALANCE SHEETS

The following discussion is a comparison of the Consolidated Balance Sheets at December 31, 2016 and 2015.

Current Assets:

	December 31,
	2016	2015	$ Change	% Change
Cash and cash equivalents	$148.8	$129.6	$19.2	14.8%
Restricted cash	2.7	0.2	2.5	NM
Accounts receivable, net	438.0	454.6	(16.6)	(3.7%)
Inventories, net	545.8	543.2	2.6	0.5%
Deferred charges and prepaid expenses	20.3	22.7	(2.4)	(10.6%)
Other current assets	48.4	56.1	(7.7)	(13.7%)
Total current assets	$1,204.0	$1,206.4	$(2.4)	(0.2%)
Refer to the Consolidated Statements of Cash Flows for discussion of the change in cash and cash equivalents.
Accounts receivable, net, decreased as a result of lower sales in December 2016 compared with December 2015 and the impact of foreign currency exchange rate changes, partially offset by the impact of current year acquisitions.

Property, Plant and Equipment, Net:

	December 31,
	2016	2015	$ Change	% Change
Property, plant and equipment	$2,233.0	$2,171.7	$61.3	2.8%
Less: allowances for depreciation	(1,428.6)	(1,393.9)	(34.7)	(2.5%)
Property, plant and equipment, net	$804.4	$777.8	$26.6	3.4%
The increase in property, plant and equipment, net, in 2016 was primarily due to capital expenditures of $128.0 million and additions from current-year acquisitions of $16.6 million, partially offset by current-year depreciation of $95.5 million, the impact of foreign currency exchange rate changes of $15.4 million and impairment charges of $3.6 million.

Other Assets:

	December 31,
	2016	2015	$ Change	% Change
Goodwill	$357.5	$327.3	$30.2	9.2%
Non-current pension assets	32.1	86.3	(54.2)	(62.8%)
Other intangible assets	271.0	271.3	(0.3)	(0.1%)
Deferred income taxes	54.4	65.9	(11.5)	(17.5%)
Other non-current assets	34.9	49.1	(14.2)	(28.9%)
Total other assets	$749.9	$799.9	$(50.0)	(6.3%)
The increase in goodwill was primarily due to the acquisition of Lovejoy in the third quarter of 2016.
The decrease in non-current pension assets was primarily due a decrease in the discount rate used to measure the obligation for the Company's U.S. and U.K. defined benefit pension plans, which negatively impacted the funded status of these plans. See Note 14 - Retirement Benefit Plans for additional information.
The decrease in deferred income taxes was primarily due to purchase accounting adjustments, changes in tax rates and other deferred tax adjustments, partially offset by the impact of current year book-tax temporary differences including pension expense and depreciation.
The decrease in other non-current assets was primarily due to the reclassification of $18.6 million of tax payments in India to income taxes payable in order to apply these payments to the underlying liabilities to which they related during the third quarter of 2016.

Current Liabilities:

	December 31,
	2016	2015	$ Change	% Change
Short-term debt	$19.2	$62.0	$(42.8)	(69.0)%
Current portion of long-term debt	5.0	15.1	(10.1)	(66.9)%
Accounts payable	176.2	159.7	16.5	10.3%
Salaries, wages and benefits	85.9	102.3	(16.4)	(16.0%)
Income taxes payable	16.9	13.1	3.8	29.0%
Other current liabilities	149.5	153.1	(3.6)	(2.4%)
Total current liabilities	$452.7	$505.3	$(52.6)	(10.4%)
The decrease in short-term debt was primarily due to the change in classification of the outstanding borrowings under the Accounts Receivable Facility in accordance with the terms of the agreement and the Company's expectations relative to the minimum borrowing base.
Current portion of long-term debt decreased due to the payment of medium term notes that matured during the third quarter of 2016, partially offset by the Company's 7.01% Fixed-rate Medium-Term Notes, Series A (2017 Notes) that will be repaid at maturity in November 2017.
The increase in accounts payable was primarily due to higher days outstanding driven by the Company's initiative to extend payment terms with its suppliers.
The decrease in accrued salaries, wages and benefits was primarily due to lower expected retiree medical payments for the next twelve months, the elimination of one of the Company’s Canadian pension plans and the impact of lower headcount versus the prior year.
The increase in income taxes payable reflects the current tax provision, less income tax payments, the reclassification of tax payments in India of $18.6 million and the reclassification of certain accruals for uncertain tax positions to non-current liabilities.

Non-Current Liabilities:

	December 31,
	2016	2015	$ Change	% Change
Long-term debt	$635.0	$579.4	$55.6	9.6%
Accrued pension cost	154.7	146.9	7.8	5.3%
Accrued postretirement benefits cost	131.5	136.1	(4.6)	(3.4%)
Deferred income taxes	3.9	3.6	0.3	8.3%
Other non-current liabilities	74.5	68.2	6.3	9.2%
Total non-current liabilities	$999.6	$934.2	$65.4	7.0%
The increase in long-term debt was primarily due to the classification of $49 million of outstanding borrowings under the Accounts Receivable Facility in accordance with the terms of the agreement and the Company's expectations relative to the minimum borrowing base as long-term at December 31, 2016 compared with zero as of December 31, 2015, along with an $8.6 million increase in borrowing under the Senior Credit Facility.
The increase in accrued pension cost was primarily due to a decrease in the discount rate used to measure the obligation for the Company's unfunded defined benefit pension plans.
The increase in other non-current liabilities during 2016 was primarily due to acquisition related expense of $4.1 million.

Shareholders’ Equity:

	December 31,
	2016	2015	$ Change	% Change
Common stock	$960.0	$958.2	$1.8	0.2%
Earnings invested in the business	1,528.6	1,457.6	71.0	4.9%
Accumulated other comprehensive loss	(322.0)	(287.0)	(35.0)	12.2%
Treasury shares	(891.7)	(804.3)	(87.4)	(10.9%)
Noncontrolling interest	31.1	20.1	11.0	54.7%
Total equity	$1,306.0	$1,344.6	$(38.6)	(2.9%)
Earnings invested in the business in 2016 increased by net income attributable to the Company of $152.6 million, partially offset by dividends declared of $81.6 million.
The increase in accumulated other comprehensive loss was primarily due to foreign currency translation adjustments of $34.5 million and pension and postretirement liability adjustments of $0.6 million after tax. The foreign currency translation adjustments were due to the strengthening of the U.S. dollar relative to other foreign currencies, including the British Pound Sterling and the Chinese Renminbi Yuan, partially offset by increases related to the Brazilian Real. See "Other Disclosures - Foreign Currency" for further discussion regarding the impact of foreign currency translation. The increase in pension and postretirement liability adjustments was primarily due to a decrease in the discount rate used to measure the underlying pension obligation, mostly offset by pension settlement charges, amortization of actuarial gains and losses, an amendment to the Company's postretirement obligation and the impact of income taxes.
The increase in treasury shares was primarily due to the Company's purchase of 3.1 million of its common shares for $101.0 million, partially offset by $13.9 million worth of net shares issued for stock compensation plans during 2016.

CASH FLOWS

	2016	2015	$ Change
Net cash provided by operating activities	$402.0	$374.8	$27.2
Net cash used in investing activities	(211.0)	(265.2)	54.2
Net cash used in financing activities	(169.4)	(241.6)	72.2
Effect of exchange rate changes on cash	(2.4)	(17.2)	14.8
Increase (decrease) in cash and cash equivalents	$19.2	$(149.2)	$168.4
Operating Activities:
Operating activities provided net cash of $402.0 million in 2016, after providing net cash of $374.8 million in 2015. The increase was due to the favorable impact of income taxes of $227.8 million and a net favorable change in working capital items of $13.3 million, partially offset by lower net income of $212.4 million, excluding pension settlement charges. Refer to the tables below for additional detail of the impact of each line on net cash provided by operating activities.

The following chart displays the impact of working capital items on cash during 2016 and 2015, respectively:

	2016	2015	$ Change
Cash provided (used):
Accounts receivable	$20.3	$11.9	$8.4
Inventories	10.1	52.8	(42.7)
Trade accounts payable	12.2	11.6	0.6
Other accrued expenses	(4.7)	(51.7)	47.0
Cash provided (used) in working capital items	$37.9	$24.6	$13.3
The following table displays the impact of income taxes on cash during 2016 and 2015, respectively:

	2016	2015	$ Change
Accrued income tax expense (benefit) on pre-tax income	$69.2	$(121.6)	$190.8
Income tax payments	(49.7)	(83.3)	33.6
Other miscellaneous	(2.3)	(5.7)	3.4
Change in income taxes	$17.2	$(210.6)	$227.8
The following table displays the effect on cash for major components of net income during 2016 and 2015, respectively:

	2016	2015	$ Change
Net income (loss) attributable to The Timken Company	$152.6	$(70.8)	$223.4
Non-cash pension settlement charges included in pre-tax income	26.6	462.4	(435.8)
Net income (excluding pension settlement)	$179.2	$391.6	$(212.4)
Investing Activities:
Net cash used in investing activities of $211.0 million in 2016 decreased from the same period in 2015 primarily due to a $140.7 million decrease in cash used for acquisitions, partially offset by a $46.2 million reduction in proceeds from divestitures, a $31.9 million increase in cash used in capital expenditures, and an $8.3 million reduction in proceeds from the sale of property, plant and equipment.
Financing Activities:
The following chart displays the factors impacting cash from financing activities during 2016 and 2015, respectively:

	2016	2015	$ Change
Net borrowings	$2.3	$130.1	$(127.8)
Purchase of treasury shares	(101.0)	(309.7)	208.7
Proceeds from exercise of stock options	4.3	4.1	0.2
Increase in restricted cash	(2.5)	14.8	(17.3)
Cash dividends paid to shareholders	(81.6)	(87.0)	5.4
Other	9.1	6.1	3.0
Decrease in cash used for financing activities	$(169.4)	$(241.6)	$72.2

LIQUIDITY AND CAPITAL RESOURCES

Reconciliation of total debt to net debt and the ratio of net debt to capital:

Net Debt:

	December 31,
	2016	2015
Short-term debt	$19.2	$62.0
Current portion of long-term debt	5.0	15.1
Long-term debt	635.0	579.4
Total debt	$659.2	$656.5
Less: Cash and cash equivalents	148.8	129.6
Restricted cash	2.7	0.2
Net debt	$507.7	$526.7

Ratio of Net Debt to Capital:

	December 31,
	2016	2015
Net debt	$507.7	$526.7
Total equity	1,306.0	1,344.6
Capital (net debt + total equity)	$1,813.7	$1,871.3
Ratio of net debt to capital	28.0%	28.1%
The Company presents net debt because it believes net debt is more representative of the Company's financial position than total debt due to the amount of cash and cash equivalents held by the Company.

At December 31, 2016, approximately $134 million, or over 90%, of the Company's $149 million cash and cash equivalents resided in jurisdictions outside the United States. It is the Company's practice to use available cash in the United States to pay down its Senior Credit Facility or Accounts Receivable Facility, in order to minimize total interest expense. As a result, the majority of the Company's cash on hand was outside the United States. Repatriation of these funds to the United States could be subject to domestic and foreign taxes and some portion may be subject to governmental restrictions. Part of the Company's strategy is to grow in attractive market sectors, many of which are outside the United States. This strategy includes making investments in facilities and equipment and potential new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments where possible.

The Company has a $100 million Accounts Receivable Facility that matures on November 30, 2018. The Accounts Receivable Facility is subject to certain borrowing base limitations and is secured by certain domestic accounts receivable of the Company. Certain borrowing base limitations reduced the availability of the Accounts Receivable Facility to $67.2 million at December 31, 2016. As of December 31, 2016, there were outstanding borrowings of $48.9 million under the Accounts Receivable Facility, which reduced the availability under this facility to $18.3 million. The interest rate on the Accounts Receivable Facility is variable and was 1.65% as of December 31, 2016, which reflects the prevailing commercial paper rate plus facility fees.

The Company has a $500.0 million Senior Credit Facility that matures on June 19, 2020. At December 31, 2016, the Company had outstanding borrowings of $83.8 million, which reduced the availability to $416.2 million. The Senior Credit Facility has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At December 31, 2016, the Company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0 (3.75 to 1.0 for a limited period up to four quarters following an acquisition with a purchase price of $200 million or greater). As of December 31, 2016, the Company’s consolidated leverage ratio was 1.77 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0. As of December 31, 2016, the Company’s consolidated interest coverage ratio was 11.37 to 1.0.

The interest rate under the Senior Credit Facility is variable with a spread based on the Company’s debt rating. The weighted-average borrowing rate was 1.50% as of December 31, 2016. In addition, the Company pays a facility fee based on the consolidated leverage ratio multiplied by the aggregate commitments of all of the lenders under the Senior Credit Facility.

Other sources of liquidity include short-term lines of credit for certain of the Company’s foreign subsidiaries, which provide for borrowings up to approximately $202.7 million. Most of these credit lines are uncommitted. At December 31, 2016, the Company had borrowings outstanding of $19.2 million and guarantees of $1.9 million, which reduced the availability under these facilities to $181.6 million.

The Company expects that any cash requirements in excess of cash on hand and cash generated from operating activities will be met by the committed funds available under its Accounts Receivable Facility and the Senior Credit Facility. Management believes it has sufficient liquidity to meet its obligations through at least the term of the Senior Credit Facility.

The Company expects to remain in compliance with its debt covenants. However, the Company may need to limit its borrowings under the Senior Credit Facility or other facilities in order to remain in compliance. As of December 31, 2016, the Company could have borrowed the full amounts available under the Senior Credit Facility and Accounts Receivable Facility, and would have still been in compliance with its debt covenants.

In August 2014, the Company issued $350 million aggregate principal amount of fixed-rate unsecured notes that mature in September 2024 (the "2024 Notes"). The Company used a portion of the net proceeds from this issuance to repay the $250 million aggregate principal amount of fixed-rated unsecured notes that matured on September 15, 2014.

The Company expects cash from operations of approximately $310 million in 2017, a decrease from 2016 of approximately $92 million or 23%, driven by lower net income (including no expected CDSOA receipts), lower benefit from working capital and higher income tax payments. The Company expects capital expenditures of approximately 4% of sales in 2017, compared with 5% of sales in 2016.

CONTRACTUAL OBLIGATIONS

The Company’s contractual debt obligations and contractual commitments outstanding as of December 31, 2016 were as follows:

Payments due by period:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Interest payments	$228.4	$26.7	$51.7	$49.4	$100.6
Long-term debt, including current portion	640.0	5.0	48.9	85.7	500.4
Short-term debt	19.2	19.2	—	—	—
Operating leases	91.7	26.2	37.7	22.3	5.5
Purchase commitments	33.0	29.1	3.9	—	—
Retirement benefits	247.4	17.5	64.9	57.5	107.5
Total	$1,259.7	$123.7	$207.1	$214.9	$714.0
The interest payments beyond five years primarily relate to long-term fixed-rate notes. Refer to Note 10 - Financing Arrangements for additional information.
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

In order to maintain minimum funding requirements, the Company is required to make contributions to the trusts established for its defined benefit pension plans and other postretirement benefit plans. The table above shows the expected future minimum cash contributions to the trusts for the funded plans as well as estimated future benefit payments to participants for the unfunded plans.  Those minimum funding requirements and estimated benefit payments can vary significantly. The amounts in the table above are based on actuarial estimates using current assumptions for, among other things, discount rates, expected return on assets and health care cost trend rates. Refer to Note 14 - Retirement Benefit Plans and Note 15 - Postretirement Benefit Plans for additional information.
During 2016, the Company made cash contributions of approximately $15 million to its global defined benefit pension plans. The Company currently expects to make contributions to its global defined benefit pension plans totaling approximately $10 million in 2017. Returns for the Company’s global defined benefit pension plan assets in 2016 were 8.50%, above the expected rate of return of 6.0% predominantly due to increases in the long duration fixed-income markets. The higher returns positively impacted the funded status of the plans at the end of 2016. However, due to a 35 basis point reduction in the discount rate used to measure the Company's U.S. defined benefit pension obligations and a 125 basis point reduction in the discount rate used to measure its U.K defined benefit pension obligations, the higher returns were largely offset. Despite the negative impact of the lower discount rates, the Company expects slightly lower pension expense, excluding pension settlement charges, in future years. Refer to Note 14 - Retirement Benefit Plans and Note 15 - Postretirement Benefit Plans for additional information.

Refer to Note 11 - Contingencies and Note 17 - Income Taxes for additional information regarding the Company's exposure for certain legal and tax matters.

As of December 31, 2016, the Company had approximately $39.2 million of total gross unrecognized tax benefits. The Company believes it is reasonably possible that the amount of unrecognized tax positions could decrease by approximately $25 million during the next 12 months. The potential decrease would be primarily driven by settlements with tax authorities and the expiration of various statutes of limitation. Future tax positions are not known at this time and therefore not included in the above summary of the Company’s fixed contractual obligations. Refer to Note 17 - Income Taxes for additional information.

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

The Company recognizes a portion of its revenues on the percentage-of-completion method measured on the cost-to-cost basis. In 2016, 2015 and 2014, the Company recognized approximately $68 million, $66 million and $50 million, respectively, in net sales under the percentage-of-completion method. As of December 31, 2016 and 2015, $63.5 million and $62.5 million of accounts receivable, net, respectively, related to these net sales.

Inventory:
Inventories are valued at the lower of cost or market, with approximately 53% valued by the first-in, first-out ("FIFO") method and the remaining 47% valued by the last-in, first-out ("LIFO") method. The majority of the Company’s domestic inventories are valued by the LIFO method, and all of the Company’s international inventories are valued by the FIFO method. An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. The Company recognized a decrease in its LIFO reserve of $4.2 million during 2016 compared with a decrease in its LIFO reserve of $11.6 million during 2015.

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

The income approach requires several assumptions including future sales growth, EBIT (earnings before interest and taxes) margins and capital expenditures. The Company’s reporting units each provide their forecast of results for the next three years. These forecasts are the basis for the information used in the discounted cash flow model. The discounted cash flow model also requires the use of a discount rate and a terminal revenue growth rate (the revenue growth rate for the period beyond the three years forecasted by the reporting units), as well as projections of future operating margins (for the period beyond the forecasted three years). During the fourth quarter of 2016, the Company used a discount rate for its reporting units of 8.0% to 11.0% and a terminal revenue growth rate of 1.0% to 3.5%.

The market approach requires several assumptions including sales and EBITDA (earnings before interest, taxes, depreciation and amortization) multiples for comparable companies that operate in the same markets as the Company’s reporting units. During the fourth quarter of 2016, the Company used sales multiples of 0.75 to 3.30 for its reporting units. During the fourth quarter of 2016, the Company used EBITDA multiples of 6.5 to 10.0 for its reporting units.

As of December 31, 2016, the Company had $357.5 million of goodwill on its Consolidated Balance Sheet, of which $97.2 million was attributable to the Mobile Industries segment and $260.3 million was attributable to the Process Industries segment. See Note 9 - Goodwill and Other Intangible Assets in the Notes to Consolidated Financial Statements for the carrying amount of goodwill by segment.

The fair value of the Aerospace Transmission reporting unit was $81.5 million, compared with its carrying value of $71.5 million. This reporting unit only had $1.8 million of goodwill at December 31, 2016. The fair value of the other reporting units exceeded their carrying values by a significant amount. As a result, the Company did not recognize any goodwill impairment charges during the fourth quarter of 2016.

A 60 basis point increase in the discount rate would have resulted in the Aerospace Transmission reporting unit failing step one of the goodwill impairment analysis, which would have required the completion of step two of the goodwill impairment analysis to arrive at a potential goodwill impairment loss. The projected cash flows could have declined by as much as 6.6% for the Aerospace Transmission reporting unit and the fair value would have still exceeded its carrying value.

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

The Company, which is subject to income taxes in the United States and numerous non-U.S. jurisdictions, accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.”  Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The Company records valuation allowances against deferred tax assets by tax jurisdiction when it is more likely than not that such assets will not be realized. In determining the need for a valuation allowance, the historical and projected financial performance of the entity recording the net deferred tax asset is considered along with any other pertinent information. Deferred tax assets relate primarily to pension and postretirement benefit obligations in the United States, which the Company believes are more likely than not to result in future tax benefits. The net activity from additions and reversals of valuation allowances was immaterial in 2016 and 2014. In 2015, the company recorded $34.7 million of tax benefit related to the reversal of valuation allowances. Refer to Note 17 - Income Taxes for further discussion on the valuation allowance reversals.

In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate income tax determination is uncertain. The Company is regularly under audit by tax authorities. Accruals for uncertain tax positions are provided for in accordance with the requirements of ASC Topic 740. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense. In 2016, the company recorded $8.1 million of net tax benefits related to uncertain tax positions. The company recorded tax benefits of $16.9 million related to settlements with tax authorities and reduction in prior year reserves and $8.8 million of tax expense related to current and prior year tax positions and interest expense. Refer to Note 17 - Income Taxes for further discussion on the uncertain tax positions reserve reversals.

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

Defined Benefit Pension Plans:
The Company recognized net periodic benefit cost of $57.7 million in 2016 for defined benefit pension plans compared with $497.8 million in 2015. The decrease in net periodic benefit cost was primarily due to lower pension settlement charges, lower interest costs and lower amortization of net actuarial losses, partially offset by lower expected return on plan assets. Pension settlement charges decreased from $465.0 million in 2015 to $28.1 million in 2016. The decrease in pension settlement charges was primarily due to the Company entering into two agreements in 2015 pursuant to which two of the Company's U.S. defined benefit pension plans purchased group annuity contracts from Prudential. The two group annuity contracts required Prudential to pay and administer future pension benefits for approximately 8,400 U.S. Timken retirees in the aggregate. The Company transferred a total of approximately $1.1 billion of its pension obligations and a total of approximately $1.2 billion of pension assets to Prudential in these transactions. In addition to the purchase of the group annuity contracts, the Company made lump-sum distributions of $37.2 million to new retirees in the United States in 2015. In 2015, the Company also entered into an agreement pursuant to which one of the Company's Canadian defined benefit pension plans purchased a group annuity contract from Canada Life. The group annuity contract required Canada Life to pay and administer future pension benefits for approximately 40 Canadian retirees. As a result of the group annuity contracts and lump-sum distributions, as well as pension settlement and curtailment charges related to the Company's Canadian pension plans, the Company incurred total pension settlement and curtailment charges of $465.0 million, including professional fees of $2.6 million, in 2015.

In 2016, one of the Company's Canadian defined benefit pension plans purchased a group annuity contract from Canada Life to pay and administer future pension benefits for 135 Canadian retirees, as well as lump-sum distributions to deferred vested participants of $6.8 million were paid in the same plan. The Company also made lump-sum distributions of $32.4 million to new retirees in 2016 in one of the Company's U.S. defined benefit pension plans. In addition, the Company made lump-sum distributions to deferred vested participants in 2016 in another of the Company's U.S. defined benefit pension plans. As a result of the group annuity contract purchase and lump-sum distributions that triggered remeasurment, the Company recognized pension settlement charges of $28.1 million, including professional fees of $1.5 million, in 2016.

The lower interest costs in 2016 were primarily due to lower defined benefit pension obligations as a result of the purchase of the group annuity contracts in 2015, and the lower amortization of net actuarial losses was due primarily to the recognition of pension settlement charges in 2015, which reduced the amount of net actuarial losses to be amortized in 2016. Net actuarial losses are generally amortized over the average remaining service period of participants in the defined benefit pension plans. Refer to Note 1 - Significant Accounting Policies for additional information on the amortization of actuarial gains and losses. The lower expected return from plan assets for 2016, compared to 2015, was primarily due to a lower pension asset base in 2016 primarily due to the purchase of the group annuity contracts in 2015 and a lower expected rate of return.

In 2017, the Company expects net periodic benefit cost to decrease to approximately $42 million for defined benefit pension plans. The expected decrease is primarily due to lower pension settlement charges and lower interest costs, partially offset by higher amortization of net actuarial losses. Pension settlement charges are expected to decrease approximately $15 million as the Company expects to incur pension settlement charges of approximately $13 million in 2017, compared with $28.1 million in 2016. Interest costs are expected to decrease in 2017, compared with 2016, primarily due to a decrease in the weighted-average discount rate used for expense purposes from 4.69% for 2016 to 4.34% for 2017 for U.S. defined benefit pension plans and from 3.75% for 2016 to 2.50% for 2017 for the Company's U.K. defined benefit pension plan. Amortization of actuarial losses is expected to increase as a result of a decrease in the discount rate to measure the Company's pension obligations for its U.S. and U.K defined benefit pension plans.

The Company expects to contribute approximately $10 million to its defined benefit pension plans in 2017 compared with $15.0 million in 2016.

The following table below presents a reconciliation of the cumulative net actuarial losses at December 31, 2013 and the cumulative net actuarial losses at December 31, 2016:

Net actuarial losses at December 31, 2013		$989.1

Plus/minus actuarial (gains) and losses recognized:
Net actuarial gains recognized in 2014	$161.2
Net actuarial losses recognized in 2015	89.5
Net actuarial losses recognized in 2016	61.6
		312.3
Minus amortization of net actuarial losses:
Amortization of net actuarial losses in 2014	$(60.9)
Amortization of net actuarial losses in 2015	(36.3)
Amortization of net actuarial losses in 2016	(17.9)
		(115.1)
Minus settlement charges:
Settlement charges recognized in 2014	$(33.5)
Settlement charges recognized in 2015	(461.2)
Settlement charges recognized in 2016	(26.6)
		(521.3)
Curtailment loss recognized in 2015		(0.6)
Curtailment gain recognized in 2016		0.1
Spinoff of TimkenSteel		(347.4)
Foreign currency impact		(30.9)
Net actuarial losses at December 31, 2016		$286.2

During the period between December 31, 2013 and December 31, 2016, net actuarial losses decreased by $702.9 million. This decrease included $521.3 million of pension settlement charges, representing an acceleration of previously recognized net actuarial gains and losses, the Spinoff of $347.4 million and the amortization of actuarial losses of $115.1 million, partially offset by net actuarial losses totaling $312.3 million recognized for defined benefit pension plans.

The net actuarial losses occurred the years between 2014 and 2016. In 2014, the net actuarial loss of $161.2 million was primarily due to an 82 basis point reduction in the Company's discount rate used to measure its defined benefit pension obligations, as well as the impact of adopting the new RP-2014 mortality tables for pension obligations. The change in the discount rate accounted for approximately $226 million of the net actuarial loss, and the change due to the adoption of the new RP-2014 mortality tables accounted for approximately $59 million. Net actuarial losses as a result of the discount rate and the adoption of the new mortality tables were partially offset by higher than expected asset returns of approximately $117 million (a net asset gain of $292.7 million on actual assets in 2014, or positive 11.2% on pension plan assets of $2.1 billion, compared with an expected return of $175.7 million, or 7.25%, in 2014). The remaining portion of the net actuarial loss for 2014 was due to other changes in actuarial assumptions.

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

In 2016, the net actuarial loss of $61.6 million was primarily due to a 35 basis point reduction in the discount rate used to measure the Company's U.S. defined benefit pension obligations and a 125 basis point reduction in the discount rate used to measure its U.K defined benefit pension obligations. The change in the discount rate accounted for approximately $87 million of the net actuarial loss. Net actuarial losses as a result of the discount rate were partially offset by higher than expected asset returns of approximately $37 million (a net asset gain of $77.0 million on actual assets in 2016, or positive 8.5% on pension plan assets of $798.3 million, compared with an expected return of $40.1 million, or 6%, in 2016). The remaining portion of the net actuarial loss for 2016 was due to other changes in actuarial assumptions.

During the period between December 31, 2013 and December 31, 2016, the Company contributed a total of $46.9 million to its global defined benefit pension plans. As discussed above, the Company expects to contribute approximately $10 million to its global defined benefit pension plans in 2017. Despite the net actuarial losses recorded for the period between December 31, 2013 and December 31, 2016, only approximately $8 million of contributions were required in 2016. The contributions over the last three years, as well as favorable returns on pension assets, have contributed to the Company's U.S. defined benefit pension plans being overfunded and a lower requirement for the Company to contribute to its defined benefit pension plans. The effect of actuarial losses on future earnings and operating cash flow, as well as a lower discount rate to measure the Company's pension obligations, is expected to be favorable in 2017, compared with 2016.
For expense purposes in 2016, the Company applied a weighted-average discount rate of 4.69% to its US defined benefit pension plans. For expense purposes in 2017, the Company will apply a weighted-average discount rate of 4.34% to its U.S. defined benefit pension plans.
For expense purposes in 2016, the Company applied an expected weighted-average rate of return of 5.78% for the Company’s U.S. pension plan assets. For expense purposes in 2017, the Company will apply an expected weighted-average rate of return on plan assets of 5.78%.

The following table presents the sensitivity of the Company's U.S. projected pension benefit obligation ("PBO"), total equity and 2016 expense to the indicated increase/decrease in key assumptions:

		+ / - Change at December 31, 2016		Change to
	Change	PBO	Equity	2017 Expense
Assumption:
Discount rate	+/- 0.25%	$21.4	$21.4	$2.2
Actual return on plan assets	+/- 0.25%	N/A	1.2	—
Expected return on assets	+/- 0.25%	N/A	N/A	1.2

In the table above, a 25 basis point decrease in the discount rate will increase the PBO by $21.4 million and decrease total equity by $21.4 million. The change in equity in the table above is reflected on a pre-tax basis. Defined benefit pension plans in the United States represent 66% of the Company's benefit obligation and 66% of the fair value of the Company's plan assets at December 31, 2016. The Company uses a combined U.S. federal and state statutory rate of approximately 37% to calculate the after tax impact on equity for U.S. plans.  The Company uses the local statutory tax rate in effect to calculate the after tax impact on equity for all remaining non-U.S. plans.  For some non-U.S. plans, a valuation allowance has been recorded against the tax benefits recorded in equity and, therefore, no tax benefits are recognized on an after tax basis.

Postretirement Benefit Plans:
The Company recognized net periodic benefit cost of $5.8 million in 2016 for postretirement benefit plans, compared with $5.1 million in 2015. The increase was primarily due to a lower expected return on plan assets. The lower expected return on plan assets for 2016 was primarily due to a 25 basis point decrease in the expected return on assets in the Company's Voluntary Employee Beneficiary Association (VEBA) trust.

In 2017, the Company expects net periodic benefit cost to decrease to $2.3 million for postretirement benefit plans. The expected decrease is primarily due to lower amortization of prior service cost of $2.1 million and lower interest costs of $1.9 million, partially offset by a lower expected return on plan assets of $0.8 million. The lower amortization of prior service costs is primarily due to an amendment to the Company's postretirement benefit plan in 2016. The Company will no longer offer company subsidized postretirement medical benefits to non-bargaining employees who retire after December 31, 2016. This amendment reduced the accumulated benefit obligation by $11.4 million in 2016. This amount will be amortized over the remaining service period of the employees affected by this amendment. The expected decrease in interest costs was primarily due to a 42 basis point reduction in the discount rated used for expense purposes. The lower expected return on plan assets is primarily due to a reduction in VEBA trust assets in 2016 that will affect the expected return on plan assets in 2017.

For expense purposes in 2016, the Company applied a discount rate of 4.39% to its postretirement benefit plans. For expense purposes in 2017, the Company will apply a discount rate of 3.97% to its postretirement benefit plans. For expense purposes in 2016, the Company applied an expected rate of return of 6.00% to the VEBA trust assets. For expense purposes in 2017, the Company will apply an expected rate of return of 6.00% to the VEBA trust assets.

The following table presents the sensitivity of the Company's accumulated other postretirement benefit obligation (ABO), total equity and 2017 expense to the indicated increase/decrease in key assumptions:

		+ / - Change at Dec. 31, 2016		Change to
	Change	ABO	Equity	2017 Expense
Assumption:
Discount rate	+/- 0.25%	$4.2	$4.2	$0.3
Actual return on plan assets	+/- 0.25%	N/A	0.2	—
Expected return on assets	+/- 0.25%	N/A	N/A	0.2

In the table above, a 25 basis point decrease in the discount rate will increase the ABO by $4.2 million and decrease equity by $4.2 million. The change in total equity in the table above is reflected on a pre-tax basis.

For measurement purposes for postretirement benefits, the Company assumed a weighted-average annual rate of increase in per capita cost (health care cost trend rate) for medical and prescription drug benefits of 6.50% for 2017, declining steadily for the next six years to 5.0%; and 8.50% for HMO benefits for 2017, declining gradually for the next 14 years to 5.0%.  The assumed health care cost trend rate may have a significant effect on the amounts reported.  A one percentage point increase in the assumed health care cost trend rate would have increased the 2016 total service and interest cost components by $0.2 million and would have increased the postretirement obligation by $6.0 million.  A one percentage point decrease would provide corresponding reductions of $0.2 million and $5.3 million, respectively.

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

The Company recognized a foreign currency exchange loss resulting from transactions of $5.6 million, $0.3 million and $9.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. For the year ended December 31, 2016, the Company recorded a negative non-cash foreign currency translation adjustment of $34.5 million that decreased shareholders’ equity, compared with a negative non-cash foreign currency translation adjustment of $71.5 million that decreased shareholders’ equity for the year ended December 31, 2015. The foreign currency translation adjustments for the year ended December 31, 2016 were negatively impacted by the strengthening of the U.S. dollar relative to most other currencies.

Change in Accounting Principle:
Timken plans to adopt mark-to-market accounting for its defined benefit pension and other postretirement benefit plans in the first quarter of 2017, subject to the completion of its preferability analysis. Under the new accounting method, the Company will immediately recognize actuarial gains and losses through earnings in the year in which they occur (in the fourth quarter or earlier as triggering events warrant). Under the current accounting method, actuarial gains and losses are recognized as a component of other comprehensive income (loss) and amortized to earnings over many years. Also in the first quarter of 2017, the Company plans to change its policy for recognizing returns on plan assets from a market-related value method (based on a smoothing of asset returns) to a fair value method. Once adopted, these policy changes will be applied retrospectively to prior years. The Company is currently determining the impact on prior years and will provide that information later in 2017. Actual results for 2016 and related disclosures, as well as the Company's 2017 outlook, included in this Form 10-K do not reflect the impact of these voluntary method changes.

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

Quarterly Dividend:
On February 10, 2017, the Company’s Board of Directors declared a quarterly cash dividend of $0.26 per common share. The quarterly dividend will be paid on March 3, 2017 to shareholders of record as of February 22, 2017. This will be the 379th consecutive quarterly dividend paid on the common shares of the Company.

Forward-Looking Statements
Certain statements set forth in this Annual Report on Form 10-K and in the Company’s 2016 Annual Report to Shareholders (including the Company’s forecasts, beliefs and expectations) that are not historical in nature are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management’s Discussion and Analysis on pages 17 through 47 contains numerous forward-looking statements. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “outlook,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of the Company due to a variety of factors, such as:

(a)
deterioration in world economic conditions, or in economic conditions in any of the geographic regions in which the Company or its customers or suppliers conducts business, including additional adverse effects from the global economic slowdown, terrorism or hostilities. This includes: political risks associated with the potential instability of governments and legal systems in countries in which the Company, its customers or suppliers conduct business, and changes in foreign currency valuations;

(b)
the effects of fluctuations in customer demand on sales, product mix and prices in the industries in which the Company operates. This includes: the ability of the Company to respond to rapid changes in customer demand, the effects of customer or supplier bankruptcies or liquidations, the impact of changes in industrial business cycles, and whether conditions of fair trade continue in our markets;

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

(h)	the impact on the Company's pension obligations due to changes in interest rates, investment performance, changes in law or regulation, and other tactics designed to reduce risk;

(i)	the impact of changes to the Company's accounting methods, including the actual impact of the adoption of mark-to-market accounting;

(j)	retention of CDSOA distributions;

(k)	the taxable nature of the Spinoff; and

(l)	those items identified under Item 1A. Risk Factors on pages 6 through 11.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk:
Changes in short-term interest rates related to several separate funding sources impact the Company’s earnings. These sources are borrowings under the Accounts Receivable Facility, borrowings under the Senior Credit Facility and short-term bank borrowings by its international subsidiaries. If the market rates for short-term borrowings increased by one-percentage-point around the globe, the impact would be an increase in interest expense of $1.5 million annually, with a corresponding decrease in income from continuing operations before income taxes of the same amount. This amount was determined by considering the impact of hypothetical interest rates on the Company’s borrowing cost and year-end debt balances by category.

Foreign Currency Exchange Rate Change Risk:
Fluctuations in the value of the U.S. dollar compared to foreign currencies, including the Euro, also impact the Company’s earnings. The greatest risk relates to products shipped between the Company’s European operations and the United States, as well as intercompany loans between Timken affiliates. Foreign currency forward contracts are used to hedge a portion of these intercompany transactions. Additionally, hedges are used to cover third-party purchases of products and equipment. As of December 31, 2016, there were $282.8 million of hedges in place. A uniform 10% weakening of the U.S. dollar against all currencies would have resulted in a charge of $17.3 million related to these hedges, which would have partially offset the otherwise favorable impact of the underlying currency fluctuation. In addition to the direct impact of the hedged amounts, changes in exchange rates also affect the volume of sales or foreign currency sales price as competitors’ products become more or less attractive.

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

Item 8. Financial Statements and Supplementary Data
Consolidated Statements of Income

	Year Ended December 31,
	2016	2015	2014
(Dollars in millions, except per share data)
Net sales	$2,669.8	$2,872.3	$3,076.2
Cost of products sold	1,975.0	2,078.4	2,178.2
Gross Profit	694.8	793.9	898.0
Selling, general and administrative expenses	450.0	494.3	542.5
Impairment and restructuring charges	21.7	14.7	113.4
Gain on divestiture	—	(28.7)	—
Pension settlement charges	28.1	465.0	33.7
Operating Income (Loss)	195.0	(151.4)	208.4
Interest expense	(33.5)	(33.4)	(28.7)
Interest income	1.9	2.7	4.4
Continued Dumping and Subsidy Offset Act income, net	59.6	—	—
Gain on sale of real estate	—	—	22.6
Other expense, net	(0.9)	(7.5)	(2.7)
Income (Loss) From Continuing Operations Before Income Taxes	222.1	(189.6)	204.0
Provision (benefit) for income taxes	69.2	(121.6)	54.7
Income (Loss) From Continuing Operations	152.9	(68.0)	149.3
Income from discontinued operations, net of income taxes	—	—	24.0
Net Income (Loss)	152.9	(68.0)	173.3
Less: Net income attributable to noncontrolling interest	0.3	2.8	2.5
Net Income (Loss) Attributable to The Timken Company	$152.6	$(70.8)	$170.8

Amounts Attributable to The Timken Company's Common Shareholders:
Income (loss) from continuing operations, net of income taxes	$152.6	$(70.8)	$146.8
Income from discontinued operations, net of income taxes	—	—	24.0
Net Income (Loss) Attributable to The Timken Company	$152.6	$(70.8)	$170.8

Net Income (Loss) per Common Share Attributable to The Timken Company Common Shareholders
Earnings (loss) per share - continuing operations	$1.94	$(0.84)	$1.62
Earnings per share - discontinued operations	—	—	0.27
Basic earnings (loss) per share	$1.94	$(0.84)	$1.89

Diluted earnings (loss) per share - continuing operations	$1.92	$(0.84)	$1.61
Diluted earnings per share - discontinued operations	—	—	0.26
Diluted earnings (loss) per share	$1.92	$(0.84)	$1.87

Dividends per share	$1.04	$1.03	$1.00
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2016	2015	2014
(Dollars in millions)
Net Income (Loss)	$152.9	$(68.0)	$173.3
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(32.8)	(73.5)	(41.8)
Pension and postretirement liability adjustment	(0.6)	265.9	(43.1)
Change in fair value of derivative financial instruments	0.1	1.1	(0.4)
Other comprehensive (loss) income, net of tax	(33.3)	193.5	(85.3)
Comprehensive Income, net of tax	119.6	125.5	88.0
Less: comprehensive income attributable to noncontrolling interest	2.0	0.8	2.0
Comprehensive Income Attributable to The Timken Company	$117.6	$124.7	$86.0
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	December 31,
	2016	2015
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$148.8	$129.6
Restricted cash	2.7	0.2
Accounts receivable, less allowances (2016 - $20.2 million; 2015 - $16.9 million)	438.0	454.6
Inventories, net	545.8	543.2
Deferred charges and prepaid expenses	20.3	22.7
Other current assets	48.4	56.1
Total Current Assets	1,204.0	1,206.4
Property, Plant and Equipment, Net	804.4	777.8
Other Assets
Goodwill	357.5	327.3
Other intangible assets	271.0	271.3
Non-current pension assets	32.1	86.3
Deferred income taxes	54.4	65.9
Other non-current assets	34.9	49.1
Total Other Assets	749.9	799.9
Total Assets	$2,758.3	$2,784.1
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$19.2	$62.0
Current portion of long-term debt	5.0	15.1
Accounts payable, trade	176.2	159.7
Salaries, wages and benefits	85.9	102.3
Income taxes payable	16.9	13.1
Other current liabilities	149.5	153.1
Total Current Liabilities	452.7	505.3
Non-Current Liabilities
Long-term debt	635.0	579.4
Accrued pension cost	154.7	146.9
Accrued postretirement benefits cost	131.5	136.1
Deferred income taxes	3.9	3.6
Other non-current liabilities	74.5	68.2
Total Non-Current Liabilities	999.6	934.2
Shareholders’ Equity
Class I and II Serial Preferred Stock without par value:
Authorized - 10,000,000 shares each class, none issued	—	—
Common stock without par value:
Authorized - 200,000,000 shares
Issued (including shares in treasury) (2016 - 98,375,135; 2015 - 98,375,135 shares)
Stated capital	53.1	53.1
Other paid-in capital	906.9	905.1
Earnings invested in the business	1,528.6	1,457.6
Accumulated other comprehensive loss	(322.0)	(287.0)
Treasury shares at cost (2016 - 20,925,492; 2015 - 18,112,047 shares)	(891.7)	(804.3)
Total Shareholders’ Equity	1,274.9	1,324.5
Noncontrolling interest	31.1	20.1
Total Equity	1,306.0	1,344.6
Total Liabilities and Equity	$2,758.3	$2,784.1

See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income (loss) attributable to The Timken Company	$152.6	$(70.8)	$170.8
Net income from discontinued operations	—	—	(24.0)
Net income attributable to noncontrolling interest	0.3	2.8	2.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	131.7	130.8	137.0
Impairment charges	3.9	3.3	98.9
Loss (gain) on sale of assets	1.6	11.8	(20.2)
Gain on divestitures	—	(28.7)	—
Deferred income tax provision (benefit)	(6.3)	(170.1)	(53.3)
Stock-based compensation expense	14.1	18.4	21.8
Excess tax benefits related to stock-based compensation	—	(1.5)	(7.1)
Pension and other postretirement expense	63.5	502.9	62.0
Pension and other postretirement benefit contributions	(24.7)	(29.8)	(49.9)
Changes in operating assets and liabilities:
Accounts receivable	20.3	11.9	(48.3)
Inventories	10.1	52.8	(26.8)
Accounts payable, trade	12.2	11.6	8.0
Other accrued expenses	(4.7)	(51.7)	11.1
Income taxes	23.5	(40.4)	(15.3)
Other, net	3.9	21.5	14.3
Net Cash Provided by Operating Activities - continuing operations	402.0	374.8	281.5
Net Cash Provided by Operating Activities - discontinued operations	—	—	25.5
Net Cash Provided by Operating Activities	402.0	374.8	307.0
Investing Activities
Capital expenditures	(137.5)	(105.6)	(126.8)
Acquisitions, net of cash acquired of $2.5 million in 2016 and $0.1 million in 2015	(72.6)	(213.3)	(21.7)
Proceeds from disposals of property, plant and equipment	1.5	9.8	18.5
Divestitures	—	46.2	7.4
Investments in short-term marketable securities, net	(2.6)	(1.8)	4.9
Other	0.2	(0.5)	—
Net Cash Used by Investing Activities - continuing operations	(211.0)	(265.2)	(117.7)
Net Cash Used by Investing Activities - discontinued operations	—	—	(77.0)
Net Cash Used by Investing Activities	(211.0)	(265.2)	(194.7)
Financing Activities
Cash dividends paid to shareholders	(81.6)	(87.0)	(90.3)
Purchase of treasury shares	(101.0)	(309.7)	(270.9)
Proceeds from exercise of stock options	4.3	4.1	16.8
Excess tax benefits related to stock-based compensation	—	1.5	7.1
Proceeds from issuance of long-term debt	340.5	265.7	346.2
Payments on long-term debt	(345.3)	(190.6)	(250.7)
Deferred financing costs	—	(2.0)	(3.2)
Accounts receivable securitization financing borrowings	50.0	116.0	90.0
Accounts receivable securitization financing payments	(50.1)	(67.0)	(90.0)
Short-term debt activity, net	7.2	6.0	(9.8)
(Increase) decrease in restricted cash	(2.5)	14.8	—
Cash transferred to TimkenSteel Corporation	—	—	(46.5)
Other	9.1	6.6	(0.9)
Net Cash Used by Financing Activities - continuing operations	(169.4)	(241.6)	(302.2)
Net Cash Provided by Financing Activities - discontinued operations	—	—	100.0
Net Cash Used by Financing Activities	(169.4)	(241.6)	(202.2)
Effect of exchange rate changes on cash	(2.4)	(17.2)	(15.9)
Increase (decrease) In Cash and Cash Equivalents	19.2	(149.2)	(105.8)
Cash and cash equivalents at beginning of year	129.6	278.8	384.6
Cash and Cash Equivalents at End of Year	$148.8	$129.6	$278.8
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Earnings Invested in the Business	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- controlling Interest
(Dollars in millions, except per share data)
Year Ended December 31, 2014
Balance at January 1, 2014	$2,648.6	$53.1	$896.4	$2,586.4	$(626.1)	$(273.2)	$12.0
Net income	173.3			170.8			2.5
Foreign currency translation adjustments	(41.8)				(41.3)		(0.5)
Pension and postretirement liability adjustment (net of income tax expense of $23.9 million)	(43.1)				(43.1)
Change in fair value of derivative financial instruments, net of reclassifications	(0.4)				(0.4)
Dividends declared to noncontrolling interest	(1.1)						(1.1)
Dividends – $1.00 per share	(90.3)			(90.3)
Distribution of TimkenSteel	(823.1)			(1,051.5)	228.4
Excess tax benefit from stock compensation	7.1		7.1
Stock-based compensation expense	23.9		23.9
Purchase of treasury shares	(270.9)					(270.9)
Stock option exercise activity	16.7		(23.8)			40.5
Restricted share activity	0.9		(4.2)			5.1
Shares surrendered for taxes	(10.7)					(10.7)
Balance at December 31, 2014	$1,589.1	$53.1	$899.4	$1,615.4	$(482.5)	$(509.2)	$12.9
Year Ended December 31, 2015
Net (loss) income	(68.0)			(70.8)			2.8
Foreign currency translation adjustments	(73.5)				(71.5)		(2.0)
Pension and postretirement liability adjustment (net of income tax benefit of $155.4 million)	265.9				265.9
Change in fair value of derivative financial instruments, net of reclassifications	1.1				1.1
Dividends declared to noncontrolling interest	(0.2)						(0.2)
Investment in joint venture by noncontrolling interest party	6.6						6.6
Dividends – $1.03 per share	(87.0)			(87.0)
Excess tax benefit from stock compensation	1.5		1.5
Stock-based compensation expense	18.4		18.4
Purchase of treasury shares	(309.7)					(309.7)
Stock option exercise activity	4.2		(7.5)			11.7
Restricted share activity	0.2		(6.7)			6.9
Shares surrendered for taxes	(4.0)					(4.0)
Balance at December 31, 2015	$1,344.6	$53.1	$905.1	$1,457.6	$(287.0)	$(804.3)	$20.1
Year Ended December 31, 2016
Net income	152.9			152.6			0.3
Foreign currency translation adjustments	(32.8)				(34.5)		1.7
Pension and postretirement liability adjustment (net of income tax benefit of $4.6 million)	(0.6)				(0.6)
Change in fair value of derivative financial instruments, net of reclassifications	0.1				0.1
Investment in joint venture by noncontrolling interest party	9.3						9.3
Dividends declared to noncontrolling interest	(0.3)						(0.3)
Dividends – $1.04 per share	(81.6)			(81.6)
Tax shortfall from stock compensation	(1.1)		(1.1)
Stock-based compensation expense	14.1		14.1
Purchase of treasury shares	(101.0)					(101.0)
Stock option exercise activity	4.3		(2.5)			6.8
Restricted share activity	—		(8.7)			8.7
Shares surrendered for taxes	(1.9)					(1.9)
Balance at December 31, 2016	$1,306.0	$53.1	$906.9	$1,528.6	$(322.0)	$(891.7)	$31.1
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

The Company recognizes a portion of its revenues on the percentage-of-completion method measured on the cost-to-cost basis. In 2016, 2015 and 2014, the Company recognized $68 million, $66 million and $50 million, respectively, in net sales under the percentage-of-completion method. As of December 31, 2016 and 2015, $63.5 million and $62.5 million of accounts receivable, net, respectively, related to these net sales.

Cash Equivalents:
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash:
Cash of $2.7 million and $0.2 million at December 31, 2016 and 2015, respectively, was restricted. The increase was primarily due to cash restricted for bank guarantees of $2.5 million in 2016.

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

Inventories:
Inventories are valued at the lower of cost or market, with approximately 53% valued by the FIFO method and the remaining 47% valued by the LIFO method. The majority of the Company’s domestic inventories are valued by the LIFO method, and all of the Company’s international inventories are valued by the FIFO method.

Investments:
Short-term investments are investments with maturities between four months and one year and are valued at amortized cost, which approximates fair value. The Company held short-term investments as of December 31, 2016 and 2015 with a fair value and cost basis of $11.7 million and $9.7 million, respectively, which were included in other current assets on the Consolidated Balance Sheets.

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

Note 1 – Significant Accounting Policies (continued)

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

Product Warranties:
The Company provides limited warranties on certain of its products. The Company accrues liabilities for warranties generally based upon specific claims and in certain instances based on historical warranty claim experience in accordance with accounting rules relating to contingent liabilities. When the Company becomes aware of a specific potential warranty claim for which liability is probable and reasonably estimable, a specific charge is recorded and accounted for accordingly. Adjustments are made quarterly to the accruals as claim data and historical experience change.

Income Taxes:
The Company accounts for income taxes in accordance with Accounting Standards Codification ("ASC") 740, “Income Taxes.” Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and tax credit carryforwards. The Company recognizes valuation allowances against deferred tax assets by tax jurisdiction when it is more likely than not those assets will not be realized. Accruals for uncertain tax positions are provided for in accordance with ASC 740-10. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense.

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

For the year ended December 31, 2016, the Company recorded a non-cash foreign currency translation adjustment of $34.5 million that decreased shareholders’ equity, compared with a non-cash foreign currency translation adjustment of $71.5 million that decreased shareholders’ equity for the year ended December 31, 2015. The foreign currency translation adjustments for the year ended December 31, 2016 were negatively impacted by the strengthening of the U.S. dollar relative to most other currencies.

The Company recognized a foreign currency exchange loss resulting from transactions of $5.6 million, $0.3 million and $9.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Note 1 – Significant Accounting Policies (continued)

For all other plans, the Company generally amortizes actuarial gains and losses over the remaining service period of active participants. However, in accordance with its policy, the Company updates the census data for its U.S. defined benefit pension plans on an annual basis. The updated 2015 census data indicated that, as a result of the Spinoff, over 95% of the participants in one of the U.S. plans were inactive. Therefore, the Company changed the amortization period over which actuarial gains and losses related to that plan will be amortized to be based on the remaining expected life of inactive participants in the plan. This change resulted in an amortization period of 15.5 years, compared to 10.1 years had the change not been made. The impact of the change resulted in lower pension expense of $5.7 million ($3.6 million after-tax, or $0.04 per share) for the first eleven months of 2015. On November 30, 2015, the Company purchased a group annuity contract from Prudential covering substantially all of the inactive participants in this plan. Refer to Note 14 - Retirement Benefit Plans for additional information. Subsequent to this transaction, the vast majority of the participants remaining in this plan were active. Therefore, the Company changed the amortization period back to the remaining service period of active participants in December 2015. There were no changes to the amortization period in 2016 for any of the plans.

Stock-Based Compensation:
The Company recognizes stock-based compensation expense over the related vesting period of the awards based on the fair value on the grant date. Stock options are issued with an exercise price equal to the opening market price of Timken common shares on the date of grant. The fair value of stock options is determined using a Black-Scholes option pricing model, which incorporates assumptions regarding the expected volatility, the expected option life, the risk-free interest rate and the expected dividend yield. The fair value of stock-based awards that will settle in Timken common shares, other than stock options, is based on the opening market price of Timken common shares on the grant date. The fair value of stock-based awards that will settle in cash are remeasured at each reporting period until settlement of the awards.

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

Recent Accounting Pronouncements:

New Accounting Guidance Adopted:
In September 2015, the FASB issued Accounting Standards Update ("ASU") 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." ASU 2015-16 eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. This new accounting guidance does not eliminate the requirement for the measurement period to be completed within one year. On January 1, 2016, the Company adopted the provisions of ASU 2015-16. The impact of the adoption of ASU 2015-16 was immaterial to the Company's results of operations and financial condition as there was only a minor measurement-period adjustment during 2016.

Note 1 – Significant Accounting Policies (continued)

In May 2015, the FASB issued ASU 2015-07, "Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)." ASU 2015-07 eliminates the requirement to categorize within the fair value hierarchy investments for which fair values are estimated using the net asset value ("NAV") practical expedient provided in ASC 820, "Fair Value Measurement." Instead, entities will be required to disclose the fair values of such investments so that financial statement users can reconcile amounts reported in the fair value hierarchy table and the amounts reported on the balance sheet. On January 1, 2016, the Company adopted the provisions of ASU 2015-07. The adoption of ASU 2015-07 did not have any impact on the Company's results of operations or financial condition as the new guidance addresses disclosure only. See Note 18 - Fair Value for the new disclosures.

In April 2015, the FASB issued ASU 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." ASU 2015-05 provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. Prior to the issuance of this new accounting guidance, there was no explicit guidance about a customer's accounting for fees paid in a cloud computing arrangement. On January 1, 2016, the Company adopted the provisions of ASU 2015-05 on a prospective basis. The adoption of ASU 2015-05 did not have a material impact on the Company's results of operations or financial condition.

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

Note 1 – Significant Accounting Policies (continued)

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

The Company is currently evaluating the effect that ASU 2016-09 will have on the Company's results of operations and financial condition, but does not expect the impact to be material.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 was issued to increase transparency and comparability among entities by recognizing leased assets and leased liabilities on the balance sheet and disclosing key information about lease arrangements. ASU 2016-02 is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the effect that ASU 2016-02 will have on the Company's results of operations and financial condition.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill a contract. On July 9, 2015, the FASB decided to delay the effective date of this new accounting guidance by one year, which will result in it being effective for annual periods beginning after December 15, 2017. Although early adoption is permitted, the Company intends to adopt the new accounting standard effective January 1, 2018.

Note 1 – Significant Accounting Policies (continued)

The two permitted transition methods under the new standard are 1) the full retrospective method, in which case the standard would be applied to each prior reporting period presented, subject to allowable practical expedients, and the cumulative effect of applying the standard would be recognized at the earliest period shown, or 2) the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application accompanied by additional disclosures comparing the current period results presented under the new standard to the prior periods presented under the current, legacy revenue recognition standards. While the Company has not yet determined which adoption method it will use, the Company is currently anticipating using the modified retrospective method, but will base the final decision on the results of its assessment, once completed.

We are currently assessing the impact of the new standard on our business by reviewing our current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to our revenue contracts. The assessment phase of the project has identified potential accounting differences that may arise from the application of the new standard and we are in the process of reviewing individual contracts and performing a deeper analysis of the impacts of the new standard.  We made significant progress on our contract reviews during the fourth quarter of 2016 and expect to finalize our evaluation of these and other potential differences that may result from applying the new standard to our contracts with customers in 2017 and will provide updates on our progress in future filings.

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

Reclassifications:
Certain amounts reported in the 2015 and 2014 consolidated financial statements and accompanying footnotes have been reclassified to conform to the current presentation.

Note 2 - Discontinued Operations
On June 30, 2014, the Company completed the separation of its steel business through the Spinoff. The Company's Board of Directors declared a distribution of all outstanding common shares of TimkenSteel through a dividend. At the close of business on June 30, 2014, the Company's shareholders received one common share of TimkenSteel for every two common shares of the Company they held as of the close of business on June 23, 2014.

At the time of the Spinoff, the Company and TimkenSteel entered into certain transitional relationships, including an 18-month commercial supply agreement for TimkenSteel to supply the Company with certain steel products and other relationships.

The operating results, net of tax, included a one-time transaction cost of approximately $57.1 million for 2014 in connection with the separation of the two companies. The cost primarily consisted of consulting and professional fees associated with preparing for and executing the Spinoff, as well as lease cancellation fees. In addition to the one time transaction costs, the Company incurred approximately $15 million of capital expenditures related to the Spinoff in 2014.

The following table presents the results of operations for TimkenSteel that have been reclassified to discontinued operations for all periods presented:

Year Ended December 31, 2014
Net sales	$786.2
Cost of goods sold	642.0
Gross profit	144.2
Selling, administrative and general expenses	46.4
Separation costs	57.1
Interest expense, net	0.8
Other (income) expense, net	(0.1)
Income before income taxes	40.0
Income tax expense	16.0
Income from discontinued operations	$24.0

Note 3 - Acquisitions and Divestitures
Acquisitions:
During 2016, the Company completed two acquisitions. On October 31, 2016, the Company completed the acquisition of EDT, a manufacturer of polymer housed units and stainless steel ball bearings used primarily in the food and beverage industry. On July 8, 2016, the Company completed the acquisition of Lovejoy, a manufacturer of premium industrial couplings and universal joints. Aggregate sales for these companies for the most recent twelve months prior to their respective acquisitions totaled approximately $61 million. The total purchase price for these two acquisitions was $74.4 million in cash and $2.2 million in assumed debt. The Company acquired cash of approximately $2.5 million, subject to post-closing working capital adjustments, as part of these acquisitions. The Company incurred approximately $1.7 million of legal and professional fees to acquire EDT and Lovejoy. Substantially all of the results for EDT and Lovejoy are reported in the Process Industries segment. The Company assumed certain contingent liabilities, including an environmental liability, as part of the Lovejoy transaction. Refer to Note 11 - Contingencies for additional information on Lovejoy's contingent liabilities.
On September 1, 2015, the Company completed the acquisition of Timken Belts, a leading North American manufacturer of belts used in industrial, commercial and consumer applications, and sold under multiple brand names, including Carlisle®, Ultimax® and Panther®, among others. The acquisition portfolio includes more than 20,000 parts that utilize wrap molded, raw edge, v-ribbed and synchronous belt designs. Aggregate sales for Timken Belts for the most recent twelve months prior to the acquisition was approximately $140 million. The total purchase price for Timken Belts was $213.7 million in cash, including cash acquired of approximately $0.1 million. In June 2016, the Company paid a net purchase price adjustment of $0.7 million, resulting in an adjustment to goodwill. The Company incurred approximately $1.0 million of legal and professional fees to acquire Timken Belts. The results of the operations of Timken Belts are reported in both the Mobile Industries and Process Industries segments based on customers served.
During 2014, the Company completed two acquisitions. On November 30, 2014, the Company completed the acquisition of Revolvo, a specialty bearing company that makes and markets ball and roller bearings for industrial applications in process and heavy industries. On April 28, 2014, the Company completed the acquisition of Schulz, a provider of electric motor and generator repairs, motor rewinds, custom controls and panels, systems integration, pump services, machine rebuilds, hydro services and diagnostics for a broad range of commercial and industrial applications. Aggregate sales for these companies for the most recent twelve months prior to their respective acquisitions totaled approximately $26 million. The total purchase price for these two acquisitions was $21.7 million in cash. The results for Revolvo and Schulz are reported in the Process Industries segment.

Pro forma results of these operations have not been presented because the effects of the acquisitions were not significant to the Company’s income from operations or total assets in any of the years presented.

Note 3 – Acquisitions and Divestitures (continued)

The purchase price allocations, net of cash acquired, and any subsequent purchase price adjustments for acquisitions in 2016, 2015 and 2014 are presented below:

	2016	2015	2014
Assets:
Accounts receivable	$8.4	$13.3	$4.5
Inventories	17.8	48.5	5.4
Other current assets	5.3	1.1	0.3
Property, plant and equipment	16.5	37.9	2.8
Goodwill	30.6	70.8	4.7
Other intangible assets	27.9	63.9	7.5
Other non-current assets	0.1	—	—
Total assets acquired	$106.6	$235.5	$25.2
Liabilities:
Accounts payable, trade	$8.1	$10.2	$2.3
Salaries, wages and benefits	1.3	1.1	—
Other current liabilities	4.4	1.3	1.0
Long-term debt	2.2	—	—
Accrued pension cost	—	2.3	—
Accrued postretirement liability	—	1.1	—
Deferred taxes	10.4	5.9	—
Other non-current liabilities	7.6	—	0.5
Total liabilities assumed	$34.0	$21.9	$3.8
Net assets acquired	$72.6	$213.6	$21.4

The amounts for 2016 in the table above represent the preliminary purchase price allocations for Lovejoy and EDT. The preliminary purchase accounting for 2016 acquisitions is incomplete as it is subject to working capital adjustments for the EDT acquisition and the final determination of the fair value of the contingent liabilities assumed in the Lovejoy acquisition.

The following table summarizes the preliminary purchase price allocation for identifiable intangible assets acquired in 2016:

	Purchase Price Allocation
		Weighted- Average Life
Trade name (not subject to amortization)	$3.7	Indefinite
Trade name	0.2	5 years
Technology / Know-how	10.1	19 years
All customer relationships	13.5	20 years
Non-competition agreements	0.2	5 years
Favorable leases	0.1	2 years
Capitalized software	0.1	4 years
Total intangible assets	$27.9

Note 3 – Acquisitions and Divestitures (continued)

The following table summarizes the final purchase price allocation for identifiable intangible assets acquired in 2015:

	Purchase Price Allocation
		Weighted- Average Life
Trade name	$1.7	11 years
Technology / Know-how	17.1	20 years
All customer relationships	43.9	20 years
Non-compete agreements	1.2	3 years
Total intangible assets	$63.9

Divestitures:
On October 21, 2015, the Company completed the sale of Alcor. Alcor, located in Mesa, Arizona, had sales of $20.6 million for the twelve months ending September 30, 2015. The results of the operations of Alcor were reported in the Mobile Industries segment. The Company recorded proceeds of $43.4 million and recognized a gain on the sale of Alcor of $29.0 million during the fourth quarter of 2015. The gain was reflected in gain on divestitures in the Consolidated Statement of Income.

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

Note 4 - Investment in Joint Venture
On March 6, 2014, Timken Lux Holdings II S.A.R.L, a subsidiary of the Company, entered into a joint venture agreement with Holme Services Limited ("joint venture partner"). During 2015, the Company and its joint venture partner established TUBC Limited, a Cyprus entity, for the purpose of producing bearings to serve the rail market sector in Russia. The Company and its joint venture partner have a 51% controlling interest and 49% controlling interest, respectively, in TUBC Limited. During 2015, the Company and its joint venture partner amended and restated the joint venture agreement and contributed $6.9 million and $6.6 million, respectively, to TUBC Limited. During 2016, the Company and its joint venture partner contributed $9.7 million and $9.3 million, respectively, to TUBC Limited.

Note 5 - Earnings Per Share
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the years ended December 31:

	2016	2015	2014
Numerator:
Net income (loss) from continuing operations attributable to The Timken Company	$152.6	$(70.8)	$146.8
Less: undistributed earnings allocated to nonvested stock	—	—	—
Net income (loss) from continuing operations available to common shareholders for basic earnings per share and diluted earnings per share	$152.6	$(70.8)	$146.8
Denominator:
Weighted-average number of shares outstanding – basic	78,516,029	84,631,778	90,367,345
Effect of dilutive securities:
Stock options and awards - based on the treasury stock method	718,295	—	856,983
Weighted-average number of shares outstanding, assuming dilution of stock options and awards	79,234,324	84,631,778	91,224,328
Basic earnings (loss) per share from continuing operations	$1.94	$(0.84)	$1.62
Diluted earnings (loss) per share from continuing operations	$1.92	$(0.84)	$1.61

The exercise prices for certain stock options that the Company has awarded exceed the average market price of the Company’s common shares. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. During 2015, the Company incurred a net loss and therefore treated all stock options and restricted stock units as antidilutive. The antidilutive stock options outstanding were 2,826,733, 1,986,907 and 523,252 during 2016, 2015 and 2014, respectively.

Note 6 - Accumulated Other Comprehensive Income (Loss)
The following tables present details about components of accumulated other comprehensive income (loss) for the years ended December 31, 2016 and December 31, 2015, respectively:

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2015	$(72.2)	$(215.1)	$0.3	$(287.0)
Other comprehensive (loss) income before reclassifications, before income tax	(32.8)	(43.2)	(0.2)	(76.2)
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	47.2	0.3	47.5
Income tax (benefit)	—	(4.6)	—	(4.6)
Net current period other comprehensive (loss) income, net of income taxes	(32.8)	(0.6)	0.1	(33.3)
Non-controlling interest	(1.7)	—	—	(1.7)
Net current period comprehensive (loss) income, net of income taxes and non-controlling interest	(34.5)	(0.6)	0.1	(35.0)
Balance at December 31, 2016	$(106.7)	$(215.7)	$0.4	$(322.0)

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2014	$(0.7)	$(481.0)	$(0.8)	$(482.5)
Other comprehensive (loss) income before reclassifications, before income tax	(73.5)	(80.6)	3.0	(151.1)
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	501.9	(1.2)	500.7
Income tax (benefit) expense	—	(155.4)	(0.7)	(156.1)
Net current period other comprehensive (loss) income, net of income taxes	(73.5)	265.9	1.1	193.5
Non-controlling interest	2.0	—	—	2.0
Net current period comprehensive (loss) income, net of income taxes and non-controlling interest	(71.5)	265.9	1.1	195.5
Balance at December 31, 2015	$(72.2)	$(215.1)	$0.3	$(287.0)

Other comprehensive (loss) income before reclassifications and income taxes includes the effect of foreign currency.

Of the $47.2 million before-tax reclassification of pension and postretirement liability adjustments, $26.6 million was included in pension settlement charges in the Consolidated Statement of Income for the year ended December 31, 2016. The remaining before-tax reclassification of pension and postretirement liability adjustments of $20.6 million in 2016 was due to the amortization of actuarial losses and prior service costs and was included in costs of products sold and selling, general and administrative expenses in the Consolidated Statements of Income. The reclassification of the remaining components of accumulated other comprehensive income (loss) was included in other expense, net in the Consolidated Statements of Income.

Of the $501.9 million before-tax reclassification of pension and postretirement liability adjustments, $461.8 million was included in pension settlement charges in the Consolidated Statement of Income for the year ended December 31, 2015. The remaining before-tax reclassification of pension and postretirement liability adjustments of $40.1 million in 2015 was due to the amortization of actuarial losses and prior service costs and was included in costs of products sold and selling, general and administrative expenses in the Consolidated Statements of Income. The reclassification of the remaining components of accumulated other comprehensive income (loss) was included in other expense, net in the Consolidated Statements of Income.

Note 7 - Inventories
The components of inventories at December 31, 2016 and 2015 were as follows:

	2016	2015
Manufacturing supplies	$28.2	$24.7
Raw materials	54.4	58.8
Work in process	180.2	181.9
Finished products	304.1	296.2
Subtotal	$566.9	$561.6
Allowance for surplus and obsolete inventory	(21.1)	(18.4)
Total Inventories, net	$545.8	$543.2

Inventories at December 31, 2016 valued on the FIFO cost method were 53% and the remaining 47% were valued by the LIFO method. If all inventories had been valued at FIFO, inventories would have been $183.9 million and $188.1 million greater at December 31, 2016 and 2015, respectively. The Company recognized a decrease in its LIFO reserve of $4.2 million during 2016, compared to a decrease in its LIFO reserve of $11.6 million during 2015. Included in these inventory amounts, the Company realized income of $1.7 million and $1.7 million as a result of LIFO inventory liquidations during 2016 and 2015, respectively.

Note 8 - Property, Plant and Equipment
The components of property, plant and equipment, net at December 31, 2016 and 2015 were as follows:

	2016	2015
Land and buildings	$425.4	$430.3
Machinery and equipment	1,807.6	1,741.4
Subtotal	$2,233.0	$2,171.7
Less allowances for depreciation	(1,428.6)	(1,393.9)
Property, Plant and Equipment, net	$804.4	$777.8

Total depreciation expense was $95.5 million, $94.6 million and $115.5 million in 2016, 2015 and 2014, respectively.

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

During the first quarter of 2014, the Company recognized a gain of $22.6 million related to the sale of its former manufacturing facility in Sao Paulo.

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

Changes in the carrying value of goodwill were as follows:

Year ended December 31, 2016:

	Mobile Industries	Process Industries	Total
Beginning Balance	$97.0	$230.3	$327.3
Acquisitions	0.7	29.9	30.6
Other	(0.5)	0.1	(0.4)
Ending Balance	$97.2	$260.3	$357.5

The increase in goodwill was due to the acquisition of Lovejoy in July 2016 and EDT in October 2016. None of this goodwill is deductible for tax purposes.

Year ended December 31, 2015:

	Mobile Industries	Process Industries	Total
Beginning Balance	$89.6	$169.9	$259.5
Acquisitions	8.2	62.6	70.8
Other	(0.8)	(2.2)	(3.0)
Ending Balance	$97.0	$230.3	$327.3

Acquisitions in 2015 related to the purchase of Timken Belts completed on September 1, 2015. $59.7 million of the goodwill acquired for Timken Belts is tax-deductible and will be recognized over 15 years for tax purposes. The remaining $11.1 million is non-deductible for tax purposes.
“Other” primarily includes foreign currency translation adjustments. Refer to Note 3 - Acquisitions and Divestitures for additional information on the acquisitions listed above.

In 2016 and 2015, no goodwill impairment losses were recorded.

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

Note 9 – Goodwill and Other Intangible Assets (continued)

Intangible Assets:
The following table displays intangible assets as of December 31:

	2016			2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$211.4	$84.4	$127.0	$198.9	$70.0	$128.9
Know-how	40.3	8.5	31.8	31.9	6.7	25.2
Industrial license agreements	0.1	0.1	—	0.1	0.1	—
Land-use rights	7.8	4.6	3.2	8.3	4.7	3.6
Patents	2.1	2.1	—	2.1	2.1	—
Technology use	54.9	16.9	38.0	53.6	14.0	39.6
Trademarks	6.5	3.8	2.7	6.5	3.3	3.2
Non-compete agreements	0.9	0.7	0.2	2.7	2.5	0.2
Leases	0.1	—	0.1	—	—	—
Software	251.7	211.8	39.9	243.8	197.6	46.2
	$575.8	$332.9	$242.9	$547.9	$301.0	$246.9
Intangible assets not subject to amortization:
Tradename	$19.4	$—	$19.4	$15.7	$—	$15.7
FAA air agency certificates	8.7	—	8.7	8.7	—	8.7
	$28.1		$28.1	$24.4		$24.4
Total intangible assets	$603.9	$332.9	$271.0	$572.3	$301.0	$271.3

Intangible assets acquired in 2016 totaled $27.9 million from the acquisitions of Lovejoy and EDT. Intangible assets subject to amortization acquired in 2016 were assigned useful lives of two to 20 years and had a weighted-average amortization period of 19.1 years.

Amortization expense for intangible assets was $36.2 million, $36.2 million and $21.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. Amortization expense for intangible assets is estimated to be approximately: $33.0 million in 2017; $28.4 million in 2018; $24.0 million in 2019; $19.6 million in 2020; and $16.1 million in 2021.

Note 10 - Financing Arrangements
Short-term debt for the years ended December 31 was as follows:

	2016	2015
Variable-rate Accounts Receivable Facility with an interest rate of 1.05% at December 31, 2015.	$—	$49.0
Borrowings under variable-rate lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates of 0.50% at December 31, 2016 and 0.31% to 0.44% at December 31, 2015, respectively.	19.2	13.0
Short-term debt	$19.2	$62.0

The Company has a $100 million Accounts Receivable Facility that matures on November 30, 2018. Under the terms of the Accounts Receivable Facility, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary that in turn uses the trade receivables to secure borrowings which are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the Accounts Receivable Facility are limited to certain borrowing base calculations. Certain borrowing base limitations reduced the availability of the Accounts Receivable Facility to $67.2 million at December 31, 2016. As of December 31, 2016, there were outstanding borrowings of $48.9 million under the Accounts Receivable Facility included in long-term debt, which reduced the availability under this facility to $18.3 million. As of December 31, 2015, there were $49.0 million outstanding borrowings under the Accounts Receivable Facility included in short-term debt. The cost of this facility, which is the commercial paper rate plus program fees, is considered a financing cost and is included in interest expense in the Consolidated Statements of Income. The yield rate was 1.65%, 1.05% and 0.20%, at December 31, 2016, 2015 and 2014, respectively.
The lines of credit for certain of the Company’s foreign subsidiaries provide for borrowings up to $202.7 million. Most of these lines of credit are uncommitted. At December 31, 2016, the Company’s foreign subsidiaries had borrowings outstanding of $19.2 million and guarantees of $1.9 million, which reduced the availability under these facilities to $181.6 million.
The weighted-average interest rate on short-term debt during the year was 0.7%, 1.1% and 3.1% in 2016, 2015 and 2014, respectively. The weighted-average interest rate on short-term debt outstanding at December 31, 2016 and 2015 was 0.50% and 0.90%, respectively. The decrease in the weighted-average interest rate was primarily due to increased borrowings in the U.S. at a lower rate.
Long-term debt for the years ended December 31 was as follows:

	2016	2015
Fixed-rate Medium-Term Notes, Series A, maturing at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	$159.5	$174.4
Fixed-rate Senior Unsecured Notes, maturing on September 1, 2024, with an interest rate of 3.875%	345.9	344.8
Variable-rate Senior Credit Facility with a weighted-average interest rate of 1.50% at December 31, 2016 and 1.45% at December 31, 2015, respectively.	83.8	75.2
Variable-rate Accounts Receivable Facility with an interest rate of 1.65% at December 31, 2016	48.9	—
Other	1.9	0.1
Total debt	$640.0	$594.5
Less current maturities	5.0	15.1
Long-term debt	$635.0	$579.4

The Company has a $500 million Senior Credit Facility, which matures on June 19, 2020. At December 31, 2016, the Company had $83.8 million of outstanding borrowings under the Senior Credit Facility, which reduced the availability under this facility to $416.2 million. Under the Senior Credit Facility, the Company has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At December 31, 2016, the Company was in full compliance with the covenants under the Senior Credit Facility.

Note 10 – Financing Arrangements (continued)

On August 20, 2014, the Company issued the 2024 Notes. The Company used the net proceeds from the issuance of the 2024 Notes to repay the Company's 2014 Notes and for general corporate purposes.
The maturities of long-term debt for the five years subsequent to December 31, 2016 are as follows:

Year
2017	$5.0
2018	48.9
2019	—
2020	83.8
2021	1.9
Thereafter	500.4

Interest paid was $30.1 million in 2016, $32.1 million in 2015 and $34.4 million in 2014. This differs from interest expense due to the timing of payments and interest capitalized of $1.1 million in 2016, zero in 2015 and $1.6 million in 2014.
The Company and its subsidiaries lease a variety of real property and equipment. Rent expense under operating leases amounted to $30.0 million, $33.5 million and $33.0 million in 2016, 2015 and 2014, respectively.
Future minimum lease payments for noncancelable operating leases totaled the following at December 31, 2016:

Year
2017	$26.2
2018	21.0
2019	16.8
2020	13.5
2021	8.8
Thereafter	5.5

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
On December 28, 2004, the United States Environmental Protection Agency (“USEPA”) sent Lovejoy a Special Notice Letter that identified Lovejoy as a potentially responsible party, together with at least fourteen other companies, at the Ellsworth Industrial Park Site, Downers Grove, DuPage County, Illinois (the “Site”).  Lovejoy’s Downers Grove property is situated within the Ellsworth Industrial Complex. The USEPA and the Illinois Environmental Protection Agency (“IEPA”) allege there have been one or more releases or threatened releases of hazardous substances, allegedly including, but not limited to, a release or threatened release on or from Lovejoy's property, at the Site. The relief sought by the USEPA and IEPA includes further investigation and potential remediation of the Site and reimbursement of response costs. Lovejoy’s allocated share of past and future costs related to the Site, including for investigation and/or remediation, could be significant. All previously pending property damage and personal injury lawsuits against Lovejoy related to the Site have been settled or dismissed. In connection with the acquisition of Lovejoy discussed in Note 3 - Acquisitions and Divestitures, the Company recorded an accrual for potential environmental remediation.
The Company had total accruals of $5.6 million and $1.2 million for various known environmental matters that are probable and reasonably estimable as of December 31, 2016 and 2015, respectively. These accruals were recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties. Of the 2016 and 2015 accruals, $0.6 million and $0.3 million, respectively, was included in the rollforward of the restructuring accrual as of December 31, 2016, discussed further in Note 12 - Impairment and Restructuring Charges.
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
Product Warranties:
In addition to the contingencies above, the Company provides limited warranties on certain of its products. The following is a rollforward of the warranty liability for 2016 and 2015:

	2016	2015
Beginning balance, January 1	$5.4	$3.7
Expense	2.4	6.1
Payments	(0.9)	(4.4)
Ending balance, December 31	$6.9	$5.4

The product warranty liability for 2016 and 2015 was included in other current liabilities on the Consolidated Balance Sheets.
The Company is currently evaluating claims raised by certain customers with respect to the performance of bearings sold into the wind energy sector. Accruals related to this matter are included in the table above. Management believes that the outcome of these claims will not have a material effect on the Company’s consolidated financial position; however, the effect of any such outcome may be material to the results of operations of any particular period in which costs in excess of amounts provided, if any, are recognized.

Note 12 - Impairment and Restructuring Charges
Impairment and restructuring charges by segment were as follows:

Year ended December 31, 2016:

	Mobile Industries	Process Industries	Corporate	Total
Impairment charges	$3.9	$—	$—	$3.9
Severance expense and related benefit costs	9.3	6.0	—	15.3
Exit costs	1.8	0.7	—	2.5
Total	$15.0	$6.7	$—	$21.7

Year ended December 31, 2015:

	Mobile Industries	Process Industries	Corporate	Total
Impairment charges	$0.1	$3.2	$—	$3.3
Severance expense and related benefit costs	4.5	2.6	0.6	7.7
Exit costs	0.8	2.9	—	3.7
Total	$5.4	$8.7	$0.6	$14.7

Year ended December 31, 2014:`

	Mobile Industries	Process Industries	Corporate	Total
Impairment charges	$98.2	$0.3	$0.4	$98.9
Severance expense and related benefit costs	9.3	1.4	—	10.7
Exit costs	2.0	1.8	—	3.8
Total	$109.5	$3.5	$0.4	$113.4

The following discussion explains the major impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above.

Mobile Industries:
On September 29, 2016, the Company announced the closure of the Pulaski bearing plant, which is expected to close in approximately one year from the announcement date and to affect approximately 120 employees. During 2016, the Company recorded severance and related benefit costs of $2.5 million related to this closure.

In August 2016, the Company completed the consultation process to close the Benoni manufacturing operations affecting approximately 85 employees. During 2016, the Company recorded impairment charges of $0.5 million and severance and related benefit costs of $1.1 million related to this closure. Benoni will continue to recondition bearings and assemble rail bearings.

On March 17, 2016, the Company announced the closure of the Altavista bearing plant. The plant is expected to close approximately one year from the announcement date, with production transferring to the Company's bearing plant near Lincolnton, North Carolina. During 2016, the Company recorded impairment charges of $3.1 million and severance and related benefit costs of $1.9 million related to this closure.

Note 12 – Impairment and Restructuring Charges (continued)

On September 8, 2014, the Company announced plans to restructure its former Aerospace segment. In connection with the restructuring, the Company: (1) eliminated leadership positions and integrated substantially all aerospace activities into Mobile Industries under the direction of Christopher A. Coughlin, Executive Vice President and Group President; (2) sold the assets of its aerospace engine overhaul business, located in Mesa, Arizona, during the fourth quarter of 2014; (3) evaluated strategic alternatives for its aerospace MRO parts business, also located in Mesa; and (4) announced plans to close its aerospace bearing facility located in Wolverhampton, U.K. by early 2016, rationalizing the capacity into existing facilities. In conjunction with this announcement, the Company reviewed goodwill for impairment for its three reporting units within the Aerospace segment as a result of declining sales forecasts and financial performance within the segment. As a result of that review, the Company recorded a pretax goodwill impairment charge of $86.3 million during the third quarter of 2014 related to its Aerospace Transmissions and Aerospace Aftermarket reporting units. In addition, the Company recorded an intangible asset impairment charge of $9.9 million, an impairment charge of $1.2 million for its engine overhaul business, which it classified as assets held for sale and severance and related benefits of $0.3 million. During the fourth quarter of 2014, the Company recorded severance and related benefits of $3.7 million related to the planned closure of Wolverhampton. In 2016, the Company recorded exit costs of $0.9 million related to the closure of Wolverhampton. See Note 18 - Fair Value for additional information on the impairment charges for the former Aerospace segment.

In addition to the above charges, during 2015 and 2014, the Company recorded severance and related benefit costs of $1.2 million and $2.9 million related to the rationalization of its facility in Colmar, France.

Process Industries
During 2015, the Company recorded impairment charges of $3.0 million related to a repair business in Niles, Ohio. See Note 18 - Fair Value for additional information on the impairment charges for the repair business. In addition, the Company recorded $2.9 million of exit costs related to the Company's termination of its relationship with one of its third-party sales representatives in Colombia.

Workforce Reductions:
In 2016, the Company recognized $9.4 million of severance and related benefits to eliminate approximately 175 positions to improve efficiency and reduce costs. Of the $9.4 million charge for 2016, $3.8 million related to the Mobile Industries segment and $5.6 million related to the Process Industries segment. During 2015, the Company recognized $6.5 million of severance and related benefit costs to eliminate approximately 100 positions. Of the $6.5 million charge for 2015, $3.4 million related to the Mobile Industries segment, $2.5 million related to the Process Industries segment and $0.6 million related to Corporate positions.

Consolidated Restructuring Accrual:
The following is a rollforward of the consolidated restructuring accrual for the years ended December 31:

	2016	2015
Beginning balance, January 1	$11.3	$9.5
Expense	17.8	11.4
Payments	(19.0)	(9.6)
Ending balance, December 31	$10.1	$11.3

The restructuring accrual at December 31, 2016 and 2015 is included in other current liabilities on the Consolidated Balance Sheets.

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

During 2016, 2015 and 2014, the Company recognized stock-based compensation expense of $5.9 million ($3.7 million after tax or $0.05 per diluted share), $6.6 million ($4.1 million after tax or $0.05 per diluted share) and $13.7 million ($8.5 million after tax or $0.09 per diluted share), respectively, for stock option awards.

The fair value of stock option awards granted during 2016, 2015 and 2014 was estimated at the date of grant using a Black-Scholes option-pricing method with the following assumptions:

	2016	2015	2014
Weighted-average fair value per option (Pre-Spinoff for 2014)	$6.49	$11.67	$23.09
Risk-free interest rate	1.22%	1.58%	1.64%
Dividend yield	3.04%	2.29%	1.75%
Expected stock volatility	34.12%	36.53%	50.96%
Expected life - years	5	5	5

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

A summary of stock option award activity for the year ended December 31, 2016 is presented below:

	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding - beginning of year	3,279,868	$35.60
Granted - new awards	733,580	27.75
Exercised	(152,720)	26.89
Canceled or expired	(77,231)	36.55
Outstanding - end of year	3,783,497	$34.41	6 years	$22.2
Options expected to vest	3,751,006	$34.41	6 years	$22.0
Options exercisable	2,370,847	$34.38	5 years	$13.6

The total intrinsic value of stock option awards exercised during the years ended December 31, 2016, 2015 and 2014 was $1.7 million, $5.6 million and $21.5 million, respectively. Net cash proceeds from the exercise of stock option awards were $4.3 million, $4.1 million and $16.8 million, respectively. Income taxes were a shortfall of $0.3 million for the year ended December 31, 2016. Income tax benefits were $1.3 million and $5.9 million for the years ended December 31, 2015 and 2014, respectively.

In 2016, the Company issued 368,815 performance-based restricted stock units and 265,930 time-based restricted stock units to officers and key employees. The performance-based restricted stock units are calculated and awarded based on the achievement of specified performance objectives and vest three years from the date of grant. The performance-based restricted stock units settle in either cash or shares, with 10,880 shares expected to settle in cash and 357,935 expected to settle in common shares. Time-vesting restricted stock units vest in 25% increments annually beginning on the first anniversary of the grant or vest five years from the date of grant. Time-based restricted stock units also settle in either cash or shares, with 10,700 time-based restricted stock units expected to settle in cash and 255,230 time-based restricted stock units expected to settle in common shares. For time-based restricted stock units that are expected to settle in cash, the Company had $1.2 million and $6.1 million, accrued in salaries, wages and benefits as of December 31, 2016 and 2015, respectively, on the Consolidated Balance Sheets.

Note 13 - Stock Compensation Plans (continued)

A summary of stock award activity, including restricted shares, deferred shares, performance-based restricted stock units and time-based restricted stock units that will settle in common shares, for the year ended December 31, 2016 is as follows:

	Number of Shares	Weighted-average Grant Date Fair Value
Outstanding - beginning of year	1,014,770	$40.69
Granted - new awards	613,165	28.21
Vested	(188,383)	41.48
Canceled or expired	(90,377)	39.92
Outstanding - end of year	1,349,175	$34.96

As of December 31, 2016, a total of 1,349,175 stock awards have been awarded that have not yet vested. The Company distributed 188,383, 103,953 and 171,135 shares in 2016, 2015 and 2014, respectively, due to the vesting of stock awards. The shares awarded in 2016, 2015 and 2014 totaled 613,165, 485,975 and 520,912, respectively. The Company recognized compensation expense of $8.2 million, $11.8 million and $10.1 million, for the years ended December 31, 2016, 2015 and 2014, respectively, relating to restricted share activity.

As of December 31, 2016, the Company had unrecognized compensation expense of $24.1 million related to stock options and stock awards. The unrecognized compensation expense is expected to be recognized over a total weighted-average period of two years. The number of shares available for future grants for all plans at December 31, 2016 was 6,238,995.

Note 14 - Retirement Benefit Plans
The Company and its subsidiaries sponsor a number of defined benefit pension plans, which cover eligible employees, including certain employees in foreign countries. These plans are generally noncontributory. Pension benefits earned are generally based on years of service and compensation during active employment. The cash contributions for the Company’s defined benefit pension plans were $15.0 million, $10.8 million and $21.1 million in 2016, 2015 and 2014, respectively.
The following tables summarize the net periodic benefit cost information and the related assumptions used to measure the net periodic benefit cost for the years ended December 31:

	U.S. Plans			International Plans
	2016	2015	2014	2016	2015	2014
Components of net periodic benefit cost:
Service cost	$13.1	$15.4	$21.5	$1.4	$2.2	$2.4
Interest cost	26.6	45.6	98.3	10.5	12.3	17.7
Expected return on plan assets	(29.8)	(62.6)	(152.0)	(10.3)	(16.7)	(23.7)
Amortization of prior service cost	1.7	2.8	3.5	0.1	0.1	0.1
Amortization of net actuarial loss	14.5	31.1	55.6	3.4	5.2	5.3
Curtailment	—	—	—	(0.1)	0.6	—
Settlement	15.8	456.4	32.7	10.8	4.8	0.8
Special termination benefits	—	—	—	—	0.6	—
Less: Discontinued operations	—	—	(8.0)	—	—	0.4
Net periodic benefit cost	$41.9	$488.7	$51.6	$15.8	$9.1	$3.0

Assumptions	2016	2015	2014
U.S. Plans:
Discount rate	4.50% to 4.70%	3.98% to 4.64%	4.68% / 5.02%
Future compensation assumption	2.50% to 3.00%	2.00% to 3.00%	2.00% to 3.00%
Expected long-term return on plan assets	5.75% to 6.75%	6.00%	7.25%
International Plans:
Discount rate	2.00% to 8.50%	1.50% to 8.75%	3.25% to 9.75%
Future compensation assumption	2.20% to 8.00%	2.20% to 8.00%	2.30% to 8.00%
Expected long-term return on plan assets	0.82% to 9.25%	2.25% to 9.25%	3.00% to 8.50%

In 2016, the Company incurred pension settlement charges of $28.1 million, including professional fees of $1.5 million , primarily to settle approximately $70 million of the Company's pension obligations. On September 8, 2016, the Retirement Plan for the Hourly-Rated Employees of Timken Canada LP (the "Canadian Plan") purchased a group annuity contract from Canada Life to pay and administer future pension benefits for 135 Canadian Timken retirees. The Plan was associated with former employees of the St. Thomas, Ontario manufacturing facility, which closed on March 31, 2013. The Company transferred approximately $15 million of the Company's pension obligations and $15 million of pension assets to Canada Life in this transaction. In addition to the purchase of the group annuity contract, the Company made lump-sum distributions of approximately $55 million to new retirees and deferred vested participants in two of the Company's U.S. defined benefit pension plans and the Canadian Plan.

Note 14 - Retirement Benefit Plans (continued)

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
For expense purposes in 2016, the Company applied a weighted-average discount rate of 4.69% to its US defined benefit pension plans. For expense purposes in 2017, the Company will apply a weighted-average discount rate of 4.34% to its U.S. defined benefit pension plans.
For expense purposes in 2016, the Company applied a weighted-average expected rate of return of 5.78% for the Company’s U.S. pension plan assets. For expense purposes in 2017, the Company will apply a weighted-average expected rate of return on plan assets of 5.78%.
The following tables set forth the change in benefit obligation, change in plan assets, funded status and amounts recognized on the Consolidated Balance Sheets for the defined benefit pension plans as of December 31, 2016 and 2015:

	U.S. Plans		International Plans
	2016	2015	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$589.9	$1,703.9	$338.1	$415.7
Service cost	13.1	15.4	1.4	2.2
Interest cost	26.6	45.6	10.5	12.3
Actuarial losses (gains)	45.3	68.8	53.4	(31.6)
International plan exchange rate change	—	—	(45.0)	(29.5)
Curtailment	—	—	(0.1)	0.5
Benefits paid	(62.5)	(100.9)	(44.1)	(17.6)
Special termination benefits	—	—	—	0.6
Settlements	—	(1,162.8)	—	(14.5)
Acquisitions	—	19.9	—	—
Benefit obligation at end of year	$612.4	$589.9	$314.2	$338.1

Note 14 - Retirement Benefit Plans (continued)

	U.S. Plans		International Plans
	2016	2015	2016	2015
Change in plan assets:
Fair value of plan assets at beginning of year	$553.7	$1,772.4	$304.6	$349.4
Actual return on plan assets	33.8	23.0	43.2	4.5
Company contributions / payments	4.6	4.4	10.4	6.4
International plan exchange rate change	—	—	(45.4)	(23.6)
Acquisitions	—	17.6	—	—
Settlements	—	(1,162.8)	—	(14.5)
Benefits paid	(62.5)	(100.9)	(44.1)	(17.6)
Fair value of plan assets at end of year	529.6	553.7	268.7	304.6
Funded status at end of year	$(82.8)	$(36.2)	$(45.5)	$(33.5)

Amounts recognized on the Consolidated Balance Sheets:
Non-current assets	$26.4	$69.0	$5.7	$17.3
Current liabilities	(4.3)	(4.2)	(1.4)	(4.9)
Non-current liabilities	(104.9)	(101.0)	(49.8)	(45.9)
	$(82.8)	$(36.2)	$(45.5)	$(33.5)

Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$198.3	$187.4	$87.9	$93.3
Net prior service cost	7.4	9.1	0.5	0.5
Accumulated other comprehensive loss	$205.7	$196.5	$88.4	$93.8

Changes in plan assets and benefit obligations recognized in accumulated other comprehensive loss (AOCL):
AOCL at beginning of year	$196.5	$578.4	$93.8	$133.0
Net actuarial loss (gain)	41.2	108.4	20.4	(18.9)
Recognized net actuarial loss	(14.5)	(31.1)	(3.4)	(5.2)
Recognized prior service cost	(1.7)	(2.8)	(0.1)	(0.1)
Loss recognized due to curtailment	—	—	0.1	(0.6)
Loss recognized due to settlement	(15.8)	(456.4)	(10.8)	(4.8)
Foreign currency impact	—	—	(11.6)	(9.6)
Total recognized in accumulated other comprehensive loss at December 31	$205.7	$196.5	$88.4	$93.8

The presentation in the above tables for amounts recognized in accumulated other comprehensive loss on the Consolidated Balance Sheets is before the effect of income taxes.
The following table summarizes assumptions used to measure the benefit obligation for the defined benefit pension plans at December 31:

Assumptions	2016	2015
U.S. Plans:
Discount rate	4.34% to 4.50%	4.50% to 4.70%
Future compensation assumption	2.00% to 3.00%	2.00% to 3.00%
International Plans:
Discount rate	1.25% to 9.00%	1.50% to 8.75%
Future compensation assumption	2.00% to 8.00%	2.20% to 8.00%

Note 14 - Retirement Benefit Plans (continued)

Defined benefit pension plans in the United States represent 66% of the benefit obligation and 66% of the fair value of plan assets as of December 31, 2016.
Certain of the Company’s defined benefit pension plans were overfunded as of December 31, 2016. As a result, $32.1 million and $86.3 million at December 31, 2016 and 2015, respectively, are included in non-current pension assets on the Consolidated Balance Sheets. The current portion of accrued pension cost, which was included in salaries, wages and benefits on the Consolidated Balance Sheets, was $5.7 million and $9.1 million at December 31, 2016 and 2015, respectively. In 2016, the current portion of accrued pension cost relates to unfunded plans and represents the actuarial present value of expected payments related to the plans to be made over the next 12 months.

The accumulated benefit obligation at December 31, 2016 exceeded the market value of plan assets for several of the Company’s pension plans. For these plans, the projected benefit obligation was $194.2 million, the accumulated benefit obligation was $182.5 million and the fair value of plan assets was $34.7 million at December 31, 2016.
The total pension accumulated benefit obligation for all plans was $888.0 million and $890.3 million at December 31, 2016 and 2015, respectively.
Investment performance increased the value of the Company’s pension assets by 8.5% in 2016.
As of December 31, 2016 and 2015, the Company’s defined benefit pension plans did not directly hold any of the Company’s common shares.
Under current accounting policies, the estimated net actuarial loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $19.2 million and $1.4 million, respectively. Refer to Change in Accounting Principle in the Other Disclosures section for additional information on potential changes to these policies.

Plan Assets:
The Company’s target allocation for pension plan assets, as well as the actual pension plan asset allocations as of December 31, 2016 and 2015, was as follows:

	Current Target Allocation			Percentage of Pension Plan Assets at December 31,
Asset Category				2016	2015
Equity securities	6%	to	12%	12%	15%
Debt securities	70%	to	90%	78%	63%
Other	7%	to	15%	10%	22%
Total				100%	100%

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

Note 14 - Retirement Benefit Plans (continued)

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
The following table presents the fair value hierarchy for those investments of the Company’s pension assets measured at fair value on a recurring basis as of December 31, 2016:

	U.S. Pension Plans				International Pension Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$34.3	$—	$—	$34.3	$0.8	$—	$—	$0.8
Government and agency securities	44.0	2.6	—	46.6	—	—	—	—
Corporate bonds - investment grade	—	65.7	—	65.7	—	—	—	—
Equity securities - U.S. companies	10.5	—	—	10.5	—	—	—	—
Equity securities - international companies	6.2	—	—	6.2	—	—	—	—
Mutual funds	41.5	—	—	41.5	—	—	—	—
	$136.5	$68.3	$—	$204.8	$0.8	$—	$—	$0.8

Investments measured at net asset value:
Cash and cash equivalents				$—				$3.4
Corporate bonds - investment grade				—				2.7
Equity securities - international companies				—				1.5
Common collective funds - domestic equities				14.0				—
Common collective funds - international equities				14.1				33.4
Common collective funds - fixed income				217.1				74.6
Limited partnerships				39.6				—
Real estate partnerships				22.1				—
Other assets				—				152.3
Risk parity				17.9				—
Total Assets				$529.6				$268.7

Note 14 - Retirement Benefit Plans (continued)

The following table presents the fair value hierarchy for those investments of the Company’s pension assets measured at fair value on a recurring basis as of December 31, 2015:

	U.S. Pension Plans				International Pension Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$23.9	$—	$—	$23.9	$12.8	$—	$—	$12.8
Government and agency securities	33.0	2.2	—	35.2	—	—	—	—
Corporate bonds - investment grade	—	56.0	—	56.0	—	—	—	—
Equity securities - U.S. companies	9.7	—	—	9.7	—	—	—	—
Equity securities - international companies	6.1	—	—	6.1	—	—	—	—
	$72.7	$58.2	$—	$130.9	$12.8	$—	$—	$12.8

Investments measured at net asset value:
Cash and cash equivalents				$41.8				$18.2
Corporate bonds - investment grade				—				3.0
Equity securities - U.S. companies				0.1				—
Equity securities - international companies				—				0.9
Common collective funds - domestic equities				13.0				—
Common collective funds - international equities				14.2				81.4
Common collective funds - fixed income				173.6				85.0
Limited partnerships				52.8				—
Real estate partnerships				99.7				—
Other assets				—				103.3
Risk parity				27.6				—
Total Assets				$553.7				$304.6

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

Note 14 - Retirement Benefit Plans (continued)

Cash Flows:

Employer Contributions to Defined Benefit Plans
2015	$10.8
2016	14.8
2017 (planned)	10.0

Future benefit payments, including lump sum distributions, are expected to be as follows:

Benefit Payments
2017	$58.0
2018	62.9
2019	78.8
2020	58.2
2021	69.5
2022-2026	290.9

Employee Savings Plans:
The Company sponsors defined contribution retirement and savings plans covering substantially all employees in the United States and employees at certain non-U.S. locations. In the past, the Company has contributed its common shares to certain of these plans based on formulas established in the respective plan agreements. In 2016, the Company contributed its common shares to certain of these plans based on the elections of the participants in these plans. At December 31, 2016, the plans held 2,790,811 of the Company’s common shares with a fair value of $110.8 million. Company contributions to the plans were $20.2 million in 2016, $22.4 million in 2015 and $26.1 million in 2014. The Company paid dividends totaling $3.7 million in 2016, $4.2 million in 2015 and $4.7 million in 2014 to plans holding the Company’s common shares.

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

The following tables summarize the net periodic benefit cost information and the related assumptions used to measure the net periodic benefit cost for the years ended December 31:

	2016	2015	2014
Components of net periodic benefit cost:
Service cost	$0.3	$0.4	$1.3
Interest cost	11.0	10.9	16.7
Expected return on plan assets	(6.6)	(7.1)	(8.5)
Amortization of prior service credit	1.0	0.8	1.0
Amortization of net actuarial loss	—	0.1	—
Curtailment	0.1	—	—
Less: discontinued operations	—	—	(3.1)
Net periodic benefit cost	$5.8	$5.1	$7.4

Assumptions:	2016	2015	2014
Discount rate	4.39%	3.95%	4.33% / 4.59%
Rate of return	6.00%	6.25%	5.00%

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

For expense purposes in 2016, the Company applied a discount rate of 4.39% to its postretirement benefit plans. For expense purposes in 2017, the Company will apply a discount rate of 3.97% to its postretirement benefit plans.

For expense purposes in 2016, the Company applied an expected rate of return of 6.00% to the VEBA trust assets. For expense purposes in 2017, the Company will apply an expected rate of return of 6.00% to the VEBA trust assets.

The following tables set forth the change in benefit obligation, change in plan assets, funded status and amounts recognized on the Consolidated Balance Sheets of the postretirement benefit plans as of December 31, 2016 and 2015:

	2016	2015
Change in benefit obligation:
Benefit obligation at beginning of year	$262.7	$284.6
Service cost	0.3	0.4
Interest cost	11.0	10.9
Amendments	(11.4)	—
Actuarial (gains) losses	4.3	(7.7)
International plan exchange rate change	—	(0.3)
Benefits paid	(25.5)	(26.3)
Acquisition	—	1.1
Benefit obligation at end of year	$241.4	$262.7

Note 15 - Postretirement Benefit Plans (continued)

	2016	2015
Change in plan assets:
Fair value of plan assets at beginning of year	$112.1	$120.7
Company contributions / payments	9.7	19.0
Return on plan assets	6.1	(1.3)
Benefits paid	(25.5)	(26.3)
Fair value of plan assets at end of year	102.4	112.1
Funded status at end of year	$(139.0)	$(150.6)

Amounts recognized on the Consolidated Balance Sheets:
Current liabilities	$(7.5)	$(14.5)
Non-current liabilities	(131.5)	(136.1)
	$(139.0)	$(150.6)

Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$23.9	$19.2
Net prior service cost	(10.3)	2.1
Accumulated other comprehensive loss	$13.6	$21.3

Changes in plan assets and benefit obligations recognized in AOCL:
AOCL at beginning of year	$21.3	$21.5
Net actuarial loss	4.8	0.7
Prior service cost	(11.4)	—
Recognized net actuarial loss	—	(0.1)
Recognized prior service credit	(1.0)	(0.8)
Loss recognized due to curtailment	(0.1)	—
Total recognized in accumulated other comprehensive loss at December 31	$13.6	$21.3

The presentation in the above tables for amounts recognized in accumulated other comprehensive loss on the Consolidated Balance Sheets is before the effect of income taxes.

The following table summarizes assumptions used to measure the benefit obligation for the postretirement benefit plans at December 31:

Assumptions:	2016	2015
Discount rate	3.97%	4.39%

In 2016, the Company amended the postretirement benefit plan for nonbargaining employees to no longer offer Company subsidized postretirement medical benefits to those employees that retire after December 31, 2016. This amendment reduced the accumulated benefit obligation by $11.4 million in 2016. This amount will be amortized over the remaining service period of the employees affected by this amendment.

The current portion of accrued postretirement benefit cost, which was included in salaries, wages and benefits on the Consolidated Balance Sheets, was $7.5 million and $14.5 million at December 31, 2016 and 2015, respectively. In 2016, the current portion of accrued postretirement benefit cost related to unfunded plans and represented the actuarial present value of expected payments related to the plans to be made over the next 12 months.

The estimated prior service cost for the postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is a credit of $1.1 million. The Company does not expect to recognize any amortization of the net actuarial loss over the next fiscal year.

Note 15 - Postretirement Benefit Plans (continued)

For measurement purposes, the Company assumed a weighted-average annual rate of increase in the per capita cost (health care cost trend rate) for medical benefits of 6.50% for 2017, declining gradually to 5.0% in 2023 and thereafter; and 6.50% for 2017, declining gradually to 5.0% in 2023 and thereafter for prescription drug benefits; and 8.50% for 2017, declining gradually to 5.0% in 2031 and thereafter for HMO benefits. Most of the Company's postretirement plans include caps that limit the amount of the benefit provided by the Company to participants each year, which lessens the impact of health care inflation costs to the Company.

The assumed health care cost trend rate may have a significant effect on the amounts reported. A one percentage point increase in the assumed health care cost trend rate would have increased the 2016 total service and interest cost components by $0.2 million and would have increased the postretirement benefit obligation by $6.0 million. A one percentage point decrease would provide corresponding reductions of $0.2 million and $5.3 million, respectively.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act) provides for prescription drug benefits under Medicare Part D and contains a subsidy to plan sponsors who provide “actuarially equivalent” prescription plans. The Company’s actuary determined that the prescription drug benefit provided by the Company’s postretirement plan is considered to be actuarially equivalent to the benefit provided under the Medicare Act. In accordance with ASC Topic 715, “Compensation – Retirement Benefits,” all measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes reflect the effects of the Medicare Act on the plan for the entire fiscal year. The 2016 expected subsidy was $1.7 million, of which $1.0 million was received prior to December 31, 2016.

Plan Assets:
The Company’s target allocation for the VEBA trust assets, as well as the actual VEBA trust asset allocation as of December 31, 2016 and 2015, was as follows:

	Current Target Allocation			Percentage of VEBA Assets at December 31,
Asset Category				2016	2015
Equity securities	34%	to	46%	30%	42%
Debt securities	54%	to	66%	70%	58%
Total				100%	100%

During 2016, the Pension Investment Committee made the decision to temporarily adjust the asset allocation outside of the target allocation percentages in order to better align investments with the timing of anticipated cash flows from the VEBA. The target allocation is currently under review and will be revised as needed in 2017.

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

The following table presents those investments of the Company’s VEBA trust assets measured at net asset value on a recurring basis as of December 31, 2016 and 2015, respectively:

	2016	2015
Assets:
Cash and cash equivalents	$2.1	$3.0
Common collective fund - U.S. equities	18.5	28.2
Common collective fund - international equities	12.3	18.3
Common collective fund - fixed income	69.5	62.6
Total Assets	$102.4	$112.1

Note 15 - Postretirement Benefit Plans (continued)

Cash and cash equivalents are valued at redemption value. Common collective funds are valued based on a net asset value per share, which is used as a practical expedient to fair value. When such prices are unavailable, the plan trustee determines a valuation from the market maker dealing in the particular security.

Cash Flows:
The Company did not make any employer contributions to the VEBA Trust in 2016 and 2015. Employer contributions to the VEBA trust were $20.0 million in 2014. The Company does not expect to make any employer contributions in 2017.

Future benefit payments are expected to be as follows:

	Gross	Expected Medicare Subsidies	Net Including Medicare Subsidies
2017	$27.7	$1.7	$26.0
2018	26.3	1.8	24.5
2019	24.7	1.8	22.9
2020	23.2	1.9	21.3
2021	21.8	1.9	19.9
2022-2026	91.4	8.6	82.8

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

Note 16 - Segment Information (continued)

Geographic Financial Information:

	2016	2015	2014
Net sales:
United States	$1,478.6	$1,566.1	$1,623.6
Americas excluding United States	308.2	339.7	378.1
Europe / Middle East / Africa	461.3	496.7	559.8
Asia-Pacific	421.7	469.8	514.7
	$2,669.8	$2,872.3	$3,076.2
Property, Plant and Equipment, net:
United States	$418.0	$446.7	$443.5
Americas excluding United States	14.9	10.6	13.9
Europe / Middle East / Africa	141.1	92.5	96.2
Asia-Pacific	230.4	228.0	226.9
	$804.4	$777.8	$780.5

Business Segment Information:
The following tables provide segment financial information and a reconciliation of segment results to consolidated results:

	2016	2015	2014
Net sales to external customers:
Mobile Industries	$1,446.4	$1,558.3	$1,685.4
Process Industries	1,223.4	1,314.0	1,390.8
	$2,669.8	$2,872.3	$3,076.2
Segment EBIT:
Mobile Industries	$108.8	$173.3	$65.6
Process Industries	163.2	190.2	267.1
Total EBIT, for reportable segments	$272.0	$363.5	$332.7
Corporate expenses	(49.8)	(57.4)	(71.4)
CDSOA income, net	59.6	—	—
Pension settlement charges	(28.1)	(465.0)	(33.0)
Interest expense	(33.5)	(33.4)	(28.7)
Interest income	1.9	2.7	4.4
Income (loss) from continuing operations before income taxes	$222.1	$(189.6)	$204.0

	2016	2015
Assets employed at year-end:
Mobile Industries	$1,159.5	$1,240.1
Process Industries	1,320.5	1,226.9
Corporate	278.3	317.1
	$2,758.3	$2,784.1

Note 16 - Segment Information (continued)

	2016	2015	2014
Capital expenditures:
Mobile Industries	$88.4	$47.5	$55.7
Process Industries	48.4	57.5	70.1
Corporate	0.7	0.6	1.0
	$137.5	$105.6	$126.8
Depreciation and amortization:
Mobile Industries	$64.9	$61.4	$65.7
Process Industries	65.6	68.1	68.8
Corporate	1.2	1.3	2.5
	$131.7	$130.8	$137.0

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

Income (loss) from continuing operations before income taxes:

	2016	2015	2014
United States	$117.8	$(307.7)	$39.5
Non-United States	104.3	118.1	164.5
Income (loss) from continuing operations before income taxes	$222.1	$(189.6)	$204.0

The provision (benefit) for income taxes consisted of the following:

	2016	2015	2014
Current:
Federal	$44.1	$26.8	$61.1
State and local	0.1	5.4	2.8
Foreign	31.3	16.3	44.1
	$75.5	$48.5	$108.0
Deferred:
Federal	$(15.1)	$(146.1)	$(46.9)
State and local	(0.1)	(13.1)	(4.4)
Foreign	8.9	(10.9)	(2.0)
	$(6.3)	$(170.1)	$(53.3)
United States and foreign tax provision (benefit) on income (loss)	$69.2	$(121.6)	$54.7

The Company made net income tax payments of $49.7 million, $83.3 million and $111.6 million in 2016, 2015 and 2014, respectively.

The following table is the reconciliation between the provision (benefit) for income taxes and the amount computed by applying the U.S. Federal income tax rate of 35% to income before taxes:

	2016	2015	2014
Income tax at the U.S. federal statutory rate	$77.7	$(66.4)	$71.4
Adjustments:
State and local income taxes, net of federal tax benefit	2.4	(4.9)	(0.3)
Tax on foreign remittances and U.S. tax on foreign income	8.3	13.8	19.6
Tax expense related to undistributed earnings of foreign subsidiaries	—	—	(8.7)
Foreign losses without current tax benefits	6.4	5.3	4.3
Foreign earnings taxed at different rates including tax holidays	(3.5)	(11.0)	(15.7)
U.S. domestic manufacturing deduction	(5.0)	(4.5)	(6.6)
U.S. foreign tax credit	(8.0)	(22.4)	(15.1)
U.S. research tax credit	(0.6)	(1.1)	(1.0)
Accruals and settlements related to tax audits	(8.1)	(5.9)	12.8
Valuation allowance changes, net	0.2	(34.7)	—
Deferred taxes related to branch operations	(1.3)	11.6	—
Other items, net	0.7	(1.4)	(6.0)
Provision (benefit) for income taxes	$69.2	$(121.6)	$54.7
Effective income tax rate	31.2%	64.1%	26.8%

Note 17 - Income Taxes (continued)

In connection with various investment arrangements, the Company has been granted a “holiday” from income taxes for one affiliate in Asia for 2016, 2015 and 2014. These agreements began to expire at the end of 2010, with full expiration in 2018. In total, the agreements reduced income tax expense by $0.5 million in 2016, $1.3 million in 2015 and $1.3 million in 2014. These savings resulted in an increase to earnings per diluted share of approximately $0.01 in 2016, approximately $0.01 in 2015 and approximately $0.01 in 2014.
Income tax expense includes U.S. and international income taxes. No income tax provision has been made on undistributed foreign earnings of $561.7 million and $547.6 million at December 31, 2016 and December 31, 2015, respectively, as it is our intention to indefinitely reinvest the undistributed foreign earnings. It is not practicable to calculate the taxes that might be payable on such earnings indefinitely reinvested outside the U.S.
The effect of temporary differences giving rise to deferred tax assets and liabilities at December 31, 2016 and 2015 was as follows:

	2016	2015
Deferred tax assets:
Accrued postretirement benefits cost	$56.8	$72.3
Accrued pension cost	63.3	36.3
Other employee benefit accruals	11.5	10.9
Tax loss and credit carryforwards	84.7	100.3
Other, net	43.8	40.0
Valuation allowances	(85.5)	(83.7)
	$174.6	$176.1
Deferred tax liabilities - principally depreciation and amortization	(124.1)	(113.8)
Net deferred tax assets	$50.5	$62.3

The Company has a U.S. foreign tax credit carryforward of $1.1 million that will expire in 2023, and U.S. state and local credit carryforwards of $0.9 million, portions of which will expire in 2017. The Company also has U.S. state and local loss carryforwards with tax benefits totaling $1.1 million, portions of which will expire at the end of 2017. In addition, the Company has loss carryforwards in various non-U.S. jurisdictions with tax benefits totaling $81.6 million having various expiration dates, as well as tax credit carryforwards of $0.1 million. The Company has provided valuation allowances of $62.4 million against certain of these carryforwards. The majority of the non-U.S. loss carryforwards represent local country net operating losses for branches of the Company or entities treated as branches of the Company under U.S. tax law. Tax benefits have been recorded for these losses in the United States. The related local country net operating loss carryforwards are offset fully by valuation allowances. In addition to loss and credit carryforwards, the Company has provided valuation allowances of $23.1 million against other deferred tax assets.
As of December 31, 2016, the Company had $39.2 million of total gross unrecognized tax benefits. Included in this amount was $35.9 million of unrecognized tax benefits that would favorably impact the Company’s effective income tax rate in any future periods if such benefits were recognized. As of December 31, 2016, the Company believes it is reasonably possible that the amount of unrecognized tax positions could decrease by approximately $25 million during the next 12 months. The potential decrease would be primarily driven by settlements with tax authorities and the expiration of various statutes of limitation. As of December 31, 2016, the Company had accrued $8.5 million of interest and penalties related to uncertain tax positions. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense.

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

Note 17 - Income Taxes (continued)

The following table reconciles the Company’s total gross unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Beginning balance, January 1	$50.4	$57.5	$49.5
Tax positions related to the current year:
Additions	—	6.5	0.7
Tax positions related to prior years:
Additions	5.7	5.0	14.7
Reductions	(7.8)	(4.0)	(3.5)
Settlements with tax authorities	(9.1)	(14.6)	(3.0)
Lapses in statutes of limitation	—	—	(0.9)
Ending balance, December 31	$39.2	$50.4	$57.5

During 2016, gross unrecognized tax benefits decreased primarily due to settlements with tax authorities related to various prior year tax matters, including certain U.S. federal taxes, U.S. state and local taxes and taxes related to the Company’s international operations. The decrease was also related to expiration of statute of limitations in multiple jurisdictions. These decreases were partially offset by accruals related to prior year tax matters, including certain U.S. federal taxes, U.S. state and local taxes and taxes related to the Company’s international operations.
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

As of December 31, 2016, the Company is subject to examination by the IRS for tax years 2006 to 2009 and 2012 to the present. The Company was also subject to tax examination in various U.S. state and local tax jurisdictions for tax years 2006 to the present, as well as various foreign tax jurisdictions, including Mexico, Poland and India for tax years 2002 to the present. The Company’s unrecognized tax benefits were presented on the Consolidated Balance Sheets as a component of other non-current liabilities.

In the third quarter of 2016, the Company reclassified $18.6 million of tax payments in India from other non-current assets to income taxes payable in order to apply these payments to the underlying liabilities to which they relate. This item was identified during a routine review of the balances in these accounts. Management of the Company concluded that this change from gross to net presentation of these items in the third quarter of 2016 and the presence of the gross presentation in prior periods was immaterial to all periods presented.

Note 18 - Fair Value
The following tables present the fair value hierarchy for those assets and liabilities on the Consolidated Balance Sheets measured at fair value on a recurring basis as of December 31, 2016 and 2015:

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$129.6	$125.0	$4.6	$—
Cash and cash equivalents measured at net asset value	19.2	—	—	—
Restricted cash	2.7	2.7	—	—
Short-term investments	9.4	—	9.4	—
Short-term investments measured at net asset value	2.3	—	—	—
Foreign currency hedges	9.9	—	9.9	—
Total Assets	$173.1	$127.7	$23.9	$—

Liabilities:
Foreign currency hedges	$2.1	$—	$2.1	$—
Total Liabilities	$2.1	$—	$2.1	$—

	December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$110.2	$110.2	$—	$—
Cash and cash equivalents measured at net asset value	19.4	—	—	—
Restricted cash	0.2	0.2	—	—
Short-term investments	8.9	—	8.9	—
Short-term investments measured at net asset value	0.8	—	—	—
Foreign currency hedges	8.2	—	8.2	—
Total Assets	$147.7	$110.4	$17.1	$—

Liabilities:
Foreign currency hedges	$0.4	$—	$0.4	$—
Total Liabilities	$0.4	$—	$0.4	$—
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

Note 18 - Fair Value (continued)

2016
The following table presents those assets measured at fair value on a nonrecurring basis for the year ended December 31, 2016, using Level 3 inputs:

	Carrying Value	Fair Value Adjustment	Fair Value
Long-lived assets held for sale:
Land	$0.3	$(0.3)	$—
Total long-lived assets held for sale	$0.3	$(0.3)	$—

Long-lived assets held and used:
Altavista bearing plant	$5.6	$(3.1)	$2.5
Equipment at Benoni bearing plant	0.5	(0.5)	—
Total long-lived assets held and used	$6.1	$(3.6)	$2.5

Assets held for sale of $0.3 million were written down to their fair value of zero during the first quarter of 2016, resulting in an impairment charge. The fair value of these assets was based on the price that the Company expects to receive when it disposes of these assets.

On March 17, 2016, the Company announced the closure of its Altavista bearing plant. The plant is expected to close in approximately one year from the announcement date, with production transferring to the Company's bearing plant near Lincolnton, North Carolina. The Altavista bearing plant, with a carrying value of $5.6 million, was written down to its fair value of $2.5 million during 2016, resulting in an impairment charge of $3.1 million.

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

2015
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

Note 18 - Fair Value (continued)

2014
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

On September 8, 2014, the Company announced plans to restructure its former Aerospace segment. In connection with the restructuring, the Company: (1) eliminated leadership positions and integrated substantially all aerospace activities into the Mobile Industries segment under the direction of its Group President; (2) sold the assets of its aerospace engine overhaul business, located in Mesa, Arizona, during the fourth quarter of 2014; (3) evaluated strategic alternatives for its aerospace MRO parts business, also located in Mesa; and (4) announced plans to close its aerospace bearing facility located in Wolverhampton, U.K. by early 2016, rationalizing the capacity into existing facilities.

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

Note 18 - Fair Value (continued)

Financial Instruments:
The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, net, accounts payable, trade, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, net, accounts payable, trade and short-term borrowings are a reasonable estimate of their fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $532.2 million and $521.5 million at December 31, 2016 and 2015, respectively. The carrying value of this debt was $507.3 million and $520.4 million at December 31, 2016 and 2015, respectively.

Note 19 - Derivative Instruments and Hedging Activities
The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are foreign currency exchange rate risk and interest rate risk. Forward contracts on various foreign currencies are entered into in order to manage the foreign currency exchange rate risk associated with certain of the Company's commitments denominated in foreign currencies. From time to time, interest rate swaps are used to manage interest rate risk associated with the Company’s fixed and floating-rate borrowings.

The Company designates certain foreign currency forward contracts as cash flow hedges of forecasted revenues and certain interest rate hedges as fair value hedges of fixed-rate borrowings.

The Company does not purchase nor hold any derivative financial instruments for trading purposes. As of December 31, 2016 and 2015, the Company had $282.8 million and $235.7 million, respectively, of outstanding foreign currency forward contracts at notional value. Refer to Note 18 - Fair Value for the fair value disclosure of derivative financial instruments.

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

To protect against a reduction in the value of forecasted foreign currency cash flows resulting from export sales over the next year, the Company has instituted a foreign currency cash flow hedging program. The Company hedges portions of its forecasted cash flows denominated in foreign currencies with forward contracts. When the dollar strengthens significantly against foreign currencies, the decline in the present value of future foreign currency revenue is offset by gains in the fair value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is offset by losses in the fair value of the forward contracts.

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

Note 19 - Derivative Instruments and Hedging Activities (continued)

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

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Foreign currency forward contracts	$2.3	$2.2	$0.5	$0.2
Total derivatives designated as hedging instruments	2.3	2.2	0.5	0.2

Derivatives not designated as hedging instruments
Foreign currency forward contracts	7.6	6.0	1.6	0.2

Total Derivatives	$9.9	$8.2	$2.1	$0.4

The following tables present the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Amount of gain or (loss) recognized in Other Comprehensive Income (loss)("OCI") on derivative instruments
	Year Ended December 31,
Derivatives in cash flow hedging relationships	2016	2015	2014
Foreign currency forward contracts	$(0.2)	$3.0	$1.3
Interest rate swaps	—	—	(2.1)
Total	$(0.2)	$3.0	$(0.8)

	Amount of gain or (loss) reclassified from Accumulated Other Comprehensive (loss) Income ("AOCI") into income (effective portion)
	Year Ended December 31,
Derivatives in cash flow hedging relationships	2016	2015	2014
Foreign currency forward contracts	$—	$1.5	$0.2
Interest rate swaps	(0.3)	(0.3)	(0.1)
Total	$(0.3)	$1.2	$0.1

Note 19 - Derivative Instruments and Hedging Activities (continued)

		Amount of gain or (loss) recognized in income on derivative instruments
		Year Ended December 31,
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivative	2016	2015	2014
Foreign currency forward contracts	Other (expense) income, net	$0.1	$(5.7)	$19.1
Total		$0.1	$(5.7)	$19.1

Note 20 - Research and Development
The Company performs research and development under Company-funded programs and under contracts with the federal government and others. Expenditures committed to research and development amounted to $31.8 million, $32.6 million and $38.8 million in 2016, 2015 and 2014, respectively. Of the 2014 amount, $0.3 million was funded by others. None of the 2016 and 2015 amounts were funded by others. Expenditures may fluctuate from year-to-year depending on special projects and needs.

Note 21 - Continued Dumping and Subsidy Offset Act
CDSOA provides for distribution of monies collected by U.S. Customs and Border Protection on entries of merchandise subject to antidumping orders that entered the U.S. prior to October 1, 2007, to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and people. During the twelve months ended December 31 2016, the Company recognized pretax CDSOA income, net of related expenses of $59.6 million.

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

During 2016, the Company received CDSOA distributions of $60.6 million, representing funds that would have been distributed to the Company at the end of calendar years 2011 through 2016.

While some of the challenges to CDSOA have been resolved, others are still in litigation. Since there continue to be legal challenges to CDSOA, U.S. Customs has advised all affected domestic producers that it is possible that CDSOA distributions could be subject to clawback. Management of the Company believes that the likelihood of any clawback is remote.

Note 22 - Quarterly Financial Data
(Unaudited)

	2016
	1st	2nd	3rd	4th	Total
Net sales	$684.0	$673.6	$657.4	$654.8	$2,669.8
Gross profit	180.9	182.3	167.5	164.1	694.8
Impairment and restructuring charges (1)	10.5	2.9	5.3	3.0	21.7
Pension settlement charges (2)	1.2	0.4	10.3	16.2	28.1
Net income (3)	62.9	44.9	21.0	24.1	152.9
Net (loss) income attributable to noncontrolling interests	(0.1)	—	0.4	—	0.3
Net income attributable to The Timken Company	63.0	44.9	20.6	24.1	152.6
Net income per share - Basic:	$0.79	$0.57	$0.26	$0.31	$1.94
Net income per share - Diluted:	$0.78	$0.57	$0.26	$0.31	$1.92
Dividends per share	$0.26	$0.26	$0.26	$0.26	$1.04

	2015
	1st	2nd	3rd	4th	Total
Net sales	$722.5	$728.0	$707.4	$714.4	$2,872.3
Gross profit	202.5	205.1	195.4	190.9	793.9
Impairment and restructuring charges (4)	6.2	1.4	4.4	2.7	14.7
Gain (loss) on divestiture (5)	—	0.3	—	(29.0)	(28.7)
Pension settlement charges (6)	215.2	4.4	3.6	241.8	465.0
Net (loss) income (7)	(134.8)	37.7	64.5	(35.4)	(68.0)
Net income attributable to noncontrolling interests	0.4	1.0	1.1	0.3	2.8
Net (loss) income attributable to The Timken Company	(135.2)	36.7	63.4	(35.7)	(70.8)
Net (loss) income per share - Basic:	$(1.54)	$0.43	$0.76	$(0.44)	$(0.84)
Net (loss) income per share - Diluted:	$(1.54)	$0.43	$0.75	$(0.44)	$(0.84)
Dividends per share	$0.25	$0.26	$0.26	$0.26	$1.03

Earnings per share are computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.

(1)
Impairment and restructuring charges for the first quarter of 2016 included severance and related benefit costs of $7.7 million, impairment charges of $2.6 million and exit costs of $0.2 million. Impairment and restructuring charges for the third quarter of 2016 included severance and related benefit costs of $3.3 million, impairment charges of $1.2 million and exit costs of $0.8 million.

(2)
Pension settlement charges in 2016 were primarily related to $19 million of lump–sum distributions to new retirees and deferred vested participants that triggered remeasurements, as well as $7 million related to the purchase of a group annuity contract from Canada Life for one of the Company's Canadian defined benefit pension plans, which was executed in September 2016. These actions resulted in a decrease in the Company's pension obligations of approximately $70 million.

(3)	Net income included CDSOA income, net of $47.7 million for the first quarter of 2016, $6.1 million for the second quarter of 2016 and $6.0 million for the fourth quarter of 2016.

(4)
Impairment and restructuring charges for the first quarter of 2015 included exit costs of $3.1 million, impairment charges of $2.7 million and severance and related benefit costs of $0.4 million. Impairment and restructuring charges for the third quarter of 2015 included severance and related benefits of $4.3 million and exit costs of $0.1 million.

(5)	Gain (loss) on divestitures in the fourth quarter of 2015 included a gain of $29.0 million on the sale of Alcor located in Mesa, Arizona.

Note 22 - Quarterly Financial Data (continued)

(6)
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

(7)
The net loss attributable to the Company for the fourth quarter of 2015 included a charge of $9.7 million ($6.1 million, or $0.07 per share, after-tax) due to the correction of an error. Refer to Note 8 - Property, Plant and Equipment for additional information.

Note 22 - Quarterly Financial Data (continued)

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of The Timken Company and subsidiaries

We have audited the accompanying consolidated balance sheets of The Timken Company and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Timken Company and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Timken Company's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Cleveland, OH
February 21, 2017

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
There have been no changes during the Company’s fourth quarter of 2016 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Timken management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment under COSO’s “Internal Control-Integrated Framework,” management believes that, as of December 31, 2016, Timken’s internal control over financial reporting is effective.
On July 8, 2016, the Company completed the acquisition of Lovejoy. On October 31, 2016, the Company completed the acquisition of EDT. As permitted by SEC guidance, the scope of Timken's evaluation of internal control over financing reporting as of December 31, 2016 did not include the internal control over financial reporting of Lovejoy and EDT. The results of Lovejoy and EDT are included in the Company's consolidated financial statements beginning July 8, 2016 and October 31, 2016, respectively. The combined total assets of Lovejoy and EDT represented three percent of the Company's total assets at December 31, 2016. The combined net sales of Lovejoy and EDT represented one percent of the Company's consolidated net sales for 2016 and the combined net income of Lovejoy and EDT represents less than one percent of the Company's net income for 2016. The Company will include Lovejoy and EDT in the Company's internal control over financial reporting assessment as of December 31, 2017.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of The Timken Company and subsidiaries

We have audited The Timken Company and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Timken Company and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Report of Management on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Lovejoy, Inc. and EDT, which are included in the 2016 consolidated financial statements of The Timken Company and subsidiaries and on a combined basis constituted 3% and 5% of total assets and net assets, as of December 31, 2016, respectively, and 1% of net sales and less than 1% of net income for the year then ended. Our audit of internal control over financial reporting of The Timken Company and subsidiaries also did not include an evaluation of the internal control over financial reporting of Lovejoy, Inc. and EDT.

In our opinion, The Timken Company and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Timken Company and subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of The Timken Company and subsidiaries and our report dated February 21, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Cleveland, OH
February 21, 2017

Item 9B. Other Information
Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
Required information is set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement filed in connection with the annual meeting of shareholders to be held on or about May 9, 2017 (the "Proxy Statement"), and is incorporated herein by reference. Information regarding the executive officers of the registrant is included in Part I hereof. Information regarding the Company’s Audit Committee and its Audit Committee Financial Expert is set forth under the caption “Audit Committee” in the Proxy Statement, and is incorporated herein by reference.

The General Policies and Procedures of the Board of Directors of the Company and the charters of its Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are also available on the Company’s website at www.timken.com/investors/about/governance-documents and are available to any shareholder upon request to the General Counsel. The information on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K.

The Company has adopted a code of ethics that applies to all of its employees, including its principal executive officer, principal financial officer and principal accounting officer, as well as its directors. The Company’s code of ethics, The Timken Company Standards of Business Ethics Policy, is available on its website at www.timken.com/about/governance-documents. The Company intends to disclose any amendment to, or waiver from, its code of ethics by posting such amendment or waiver, as applicable, on its website.

Item 11. Executive Compensation
Required information is set forth under the captions “Compensation Discussion and Analysis,” “2016 Summary Compensation Table,” “2016 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2016 Year-End,” “2016 Option Exercises and Stock Vested,” “Pension Benefits,” “2016 Pension Benefits Table,” “2016 Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change-in-Control,” “Director Compensation,” “Compensation Committee,” and “Compensation Committee Report” in the Proxy Statement, and is incorporated herein by reference.

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

Item 14. Principal Accountant Fees and Services
Required information regarding fees paid to and services provided by the Company’s independent auditor during the years ended December 31, 2016 and 2015 and the pre-approval policies and procedures of the Audit Committee of the Company’s Board of Directors is set forth under the caption “Auditors” in the Proxy Statement, and is incorporated herein by reference.

PART IV.

Item 15. Exhibits and Financial Statement Schedules
(a)(1) - Financial Statements are included in Part II, Item 8 of the Annual Report on Form 10-K.
(a)(2) - Schedule II - Valuation and Qualifying Accounts is submitted as a separate section of this report. Schedules I, III, IV and V are not applicable to the Company and, therefore, have been omitted.
(a)(3) Listing of Exhibits

Exhibit

(3.1)	Amended Articles of Incorporation of The Timken Company, (effective May 31, 2013) were filed on July 31, 2013 with Form 10-Q (Commission File No. 1-1169) and are incorporated herein by reference.

(3.2)	Amended Regulations of The Timken Company adopted on May 10, 2016, were filed on July 28, 2016 with Form 8-K (Commission File No. 1-1169) and are incorporated herein by reference.

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

(10.9)
Form of Severance Agreement (for Executive Officers appointed on or after November 12, 2015), as adopted on November 12, 2015, was filed on February 24, 2016 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

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

(10.22)
Form of Nonqualified Stock Option Agreement for transferable options for Officers, as adopted on August 12, 2015, was filed on February 24, 2016 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

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

(10.32)
Form of Restricted Share Agreement for Non-Employee Directors (ratable vesting over five years), as adopted on August 12, 2015, was filed on February 24, 2016 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.33)	Form of Restricted Share Agreement for Non-Employee Directors (one year vesting), as adopted on February 12, 2015, is attached hereto as Exhibit 10.4.

(10.34)
Form of Restricted Share Agreement for Non-Employee Directors (one year vesting), as adopted on February 12, 2015, was filed on February 24, 2016 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

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

(10.38)
Form of Deferred Shares Agreement (five year cliff vesting) entered into with employees after August 12, 2015, as adopted on August 12, 2015, was filed on February 24, 2016 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

(10.39)
Form of Deferred Shares Agreement (three year cliff vesting) entered into with employees after November 12, 2015, as adopted on November 12, 2015, was filed on February 24, 2016 with Form 10-K (Commission File No. 1-1169) and is incorporated herein by reference.

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

(101)
Financial statements from the Annual Report on Form 10-K of The Timken Company for the year ended December 31, 2016, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE TIMKEN COMPANY

By: /s/ Richard G. Kyle	By: /s/ Philip D. Fracassa
Richard G. Kyle	Philip D. Fracassa
President, Chief Executive Officer and Director	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)
Date: February 21, 2017	Date: February 21, 2017

By: /s/ Shelly M. Chadwick
Shelly M. Chadwick
Vice President - Finance and Chief Accounting Officer
(Principal Accounting Officer)
Date: February 21, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Maria A. Crowe *	By: /s/ Joseph W. Ralston *
Maria A. Crowe, Director	Joseph W. Ralston, Director
Date: February 21, 2017	Date: February 21, 2017

By: /s/ Richard G. Kyle *	By: /s/ Frank C. Sullivan *
Richard G. Kyle, Director	Frank C. Sullivan, Director
Date: February 21, 2017	Date: February 21, 2017

By: /s/ John A. Luke, Jr.*	By: /s/ John M. Timken, Jr.*
John A. Luke, Jr., Director	John M. Timken, Jr., Director
Date: February 21, 2017	Date: February 21, 2017

By: /s/ Christopher L. Mapes*	By: /s/ Ward J. Timken, Jr.*
Christopher L. Mapes, Director	Ward J. Timken, Jr., Director
Date: February 21, 2017	Date: February 21, 2017

By: /s/ James F. Palmer*	By: /s/ Jacqueline F. Woods *
James F. Palmer, Director	Jacqueline F. Woods, Director
Date: February 21, 2017	Date: February 21, 2017

By: /s/ Ajita G. Rajendra*	* By: /s/ Philip D. Fracassa
Ajita G. Rajendra, Director	Philip D. Fracassa, attorney-in-fact
Date: February 21, 2017	By authority of Power of Attorney
filed as Exhibit 24 hereto
Date: February 21, 2017

Schedule II—Valuation and Qualifying Accounts
The Timken Company and Subsidiaries

Allowance for uncollectible accounts:	2016	2015	2014
Balance at beginning of period	$16.9	$13.7	$10.1
Additions:
Charged to costs and expenses (1)	4.8	6.8	2.7
Charged to other accounts (2)	0.2	0.6	(0.5)
Deductions (3)	1.7	4.2	(1.4)
Balance at end of period	$20.2	$16.9	$13.7

Allowance for surplus and obsolete inventory:	2016	2015	2014
Balance at beginning of period	$18.4	$12.8	$18.4
Additions:
Charged to costs and expenses (4)	13.4	9.6	28.0
Charged to other accounts (2)	0.4	2.7	(5.7)
Deductions (5)	11.1	6.7	27.9
Balance at end of period	$21.1	$18.4	$12.8

Valuation allowance on deferred tax assets:	2016	2015	2014
Balance at beginning of period	$83.7	$145.4	$177.0
Additions
Charged to costs and expenses (6)	3.8	4.1	14.4
Charged to other accounts (7)	—	(14.1)	(10.0)
Deductions (8)	2.0	51.7	36.0
Balance at end of period	$85.5	$83.7	$145.4

(1)	Provision for uncollectible accounts included in expenses.

(2)	Currency translation and change in reserves due to acquisitions, net of divestitures.

(3)	Actual accounts written off against the allowance, net of recoveries.

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