Form 10-Q
period 2017-03-31
TIMKEN CO
filed 2017-04-27
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2017
Common Shares, without par value	77,993,462 shares

THE TIMKEN COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE TIMKEN COMPANY AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2017	2016
(Dollars in millions, except per share data)		(Revised)
Net sales	$703.8	$684.0
Cost of products sold	523.3	500.9
Gross Profit	180.5	183.1
Selling, general and administrative expenses	119.6	116.1
Pension settlement expenses	—	1.2
Impairment and restructuring charges	1.7	10.5
Operating Income	59.2	55.3
Interest expense	(7.9)	(8.4)
Interest income	0.6	0.3
Continued Dumping & Subsidy Offset Act income, net	—	47.7
Other income, net	1.7	—
Income Before Income Taxes	53.6	94.9
Provision for income taxes	15.5	29.1
Net Income	38.1	65.8
Less: Net loss attributable to noncontrolling interest	(0.1)	(0.1)
Net Income attributable to The Timken Company	$38.2	$65.9

Net Income per Common Share attributable to The Timken Company's Common Shareholders
Basic earnings per share	$0.49	$0.83

Diluted earnings per share	$0.48	$0.82

Dividends per share	$0.26	$0.26
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2017	2016
(Dollars in millions)		(Revised)

Net Income	$38.1	$65.8
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	20.4	15.3
Pension and postretirement liability adjustment	0.1	0.4
Change in fair value of derivative financial instruments	(0.8)	(2.3)
Other comprehensive income, net of tax	19.7	13.4
Comprehensive Income, net of tax	57.8	79.2
Less: comprehensive income attributable to noncontrolling interest	2.5	1.1
Comprehensive Income attributable to The Timken Company	$55.3	$78.1
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	(Unaudited)	(Revised)
	March 31, 2017	December 31, 2016
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$129.5	$148.8
Restricted cash	2.9	2.7
Accounts receivable, less allowances (2017 – $21.0 million; 2016 – $20.2 million)	492.7	438.0
Inventories, net	566.2	553.7
Deferred charges and prepaid expenses	25.7	20.3
Other current assets	53.7	48.4
Total Current Assets	1,270.7	1,211.9

Property, Plant and Equipment, net	807.6	804.4

Other Assets
Goodwill	358.4	357.5
Non-current pension assets	30.6	32.1
Other intangible assets	264.2	271.0
Deferred income taxes	50.7	51.4
Other non-current assets	33.4	34.9
Total Other Assets	737.3	746.9
Total Assets	$2,815.6	$2,763.2

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$32.2	$19.2
Current portion of long-term debt	5.0	5.0
Accounts payable, trade	226.6	176.2
Salaries, wages and benefits	72.2	85.9
Income taxes payable	25.2	16.9
Other current liabilities	137.2	149.5
Total Current Liabilities	498.4	452.7

Non-Current Liabilities
Long-term debt	600.1	635.0
Accrued pension cost	155.5	154.7
Accrued postretirement benefits cost	130.7	131.5
Deferred income taxes	3.0	3.9
Other non-current liabilities	73.1	74.5
Total Non-Current Liabilities	962.4	999.6

Shareholders’ Equity
Class I and II Serial Preferred Stock, without par value:
Authorized – 10,000,000 shares each class, none issued	—	—
Common stock, without par value:
Authorized – 200,000,000 shares
Issued (including shares in treasury) (2017 – 98,375,135 shares; 2016 – 98,375,135 shares)
Stated capital	53.1	53.1
Other paid-in capital	891.7	906.9
Earnings invested in the business	1,306.3	1,289.3
Accumulated other comprehensive loss	(60.8)	(77.9)
Treasury shares at cost (2017 – 20,381,673 shares; 2016 – 20,925,492 shares)	(869.2)	(891.7)
Total Shareholders’ Equity	1,321.1	1,279.7
Noncontrolling Interest	33.7	31.2
Total Equity	1,354.8	1,310.9
Total Liabilities and Shareholders’ Equity	$2,815.6	$2,763.2
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2017	2016
(Dollars in millions)		(Revised)
CASH PROVIDED (USED)
Operating Activities
Net income attributable to The Timken Company	$38.2	$65.9
Net loss attributable to noncontrolling interest	(0.1)	(0.1)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32.9	32.6
Impairment charges	—	2.6
Loss on sale of assets	0.1	0.6
Continued Dumping and Subsidy Offset Act receivable	—	(48.1)
Deferred income tax provision	1.5	2.2
Stock-based compensation expense	5.6	4.6
Pension and other postretirement expense	7.2	4.9
Pension contributions and other postretirement benefit payments	(6.1)	(10.2)
Changes in operating assets and liabilities:
Accounts receivable	(50.3)	(4.9)
Inventories	(6.5)	(0.1)
Accounts payable, trade	48.6	16.5
Other accrued expenses	(28.4)	(30.3)
Income taxes	6.7	21.7
Other, net	(2.7)	(9.3)
Net Cash Provided by Operating Activities	46.7	48.6

Investing Activities
Capital expenditures	(19.3)	(24.2)
Acquisitions, net of cash received	(0.6)	—
Proceeds from disposal of property, plant and equipment	0.1	—
Investments in short-term marketable securities, net	(6.8)	(0.5)
Other	(0.3)	0.1
Net Cash Used in Investing Activities	(26.9)	(24.6)

Financing Activities
Cash dividends paid to shareholders	(20.3)	(20.7)
Purchase of treasury shares	(8.1)	(35.0)
Proceeds from exercise of stock options	16.6	0.3
Shares surrendered for taxes	(8.2)	(1.5)
Accounts receivable facility borrowings	23.1	10.0
Accounts receivable facility payments	(10.0)	(11.0)
Proceeds from long-term debt	48.5	90.0
Payments on long-term debt	(90.3)	(45.0)
Short-term debt activity, net	5.8	(12.8)
Increase in restricted cash	(0.1)	—
Other	—	4.8
Net Cash Used in Financing Activities	(43.0)	(20.9)
Effect of exchange rate changes on cash	3.9	4.6
(Decrease) increase in Cash and Cash Equivalents	(19.3)	7.7
Cash and cash equivalents at beginning of year	148.8	129.6
Cash and Cash Equivalents at End of Period	$129.5	$137.3
See accompanying Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions, except per share data)

Note 1 - Basis of Presentation
The accompanying Consolidated Financial Statements (unaudited) for The Timken Company (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by the accounting principles generally accepted in the United States ("U.S. GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to the Consolidated Financial Statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Certain amounts recorded in 2016 consolidated financial statements and accompanying footnotes have been reclassified to conform to the current presentation.

Note 2 - Change in Accounting Principles
Effective January 1, 2017, the Company voluntarily changed its accounting principles for recognizing actuarial gains and losses and expected returns on plan assets for its defined benefit pension and other postretirement benefit plans, with retrospective application to prior periods. Prior to 2017, the Company amortized, as a component of pension and other postretirement expense, unrecognized actuarial gains and losses (included within Accumulated other comprehensive income (loss)) over the average remaining service period of active plan participants expected to receive benefits under the plan, or average remaining life expectancy of inactive plan participants when all or almost all of individual plan participants were inactive. The Company also historically calculated the market-related value of plan assets based on a five-year market adjustment. Under the new principles, actuarial gains and losses will be immediately recognized through net periodic benefit cost in the Statement of Income, upon the annual remeasurement in the fourth quarter, or on an interim basis if specific events trigger a remeasurement. In addition, the Company has changed its accounting policy for measuring the market-related value of plan assets from a calculated amount (based on a five-year smoothing of asset returns) to fair value. The Company believes these changes are preferable as they result in an accelerated recognition of actuarial gains and losses and changes in fair value of plan assets in its Consolidated Statement of Income, which provides greater transparency and better aligns with fair value principles by fully reflecting the impact of interest rate and economic changes on the Company's pension and other postretirement benefit liabilities and assets in the Company's operating results in the year in which the gains and losses are incurred. As of January 1, 2017, the cumulative effect of the change in accounting principles resulted in a decrease of $239 million in Earnings invested in the business and a corresponding increase of $244 million in accumulated other comprehensive loss that were partially offset by the net impact of the direct effects of these changes on inventory and deferred taxes of $5 million.
The following tables reflect the changes to financial statement line items as a result of the change in accounting principles for the periods presented in the accompanying unaudited consolidated financial statements:
Consolidated Statements of Income:

	Three Months Ended
	March 31, 2017			March 31, 2016
	Previous Accounting Method	As Reported	Effect of Accounting Change	As Previously Reported	Revised	Effect of Accounting Change
Cost of products sold	$523.1	$523.3	$0.2	$503.1	$500.9	$(2.2)
Gross profit	180.7	180.5	(0.2)	180.9	183.1	2.2
Selling, general and administrative expense (SG&A)	120.5	119.6	(0.9)	118.3	116.1	(2.2)
Pension settlement expenses	10.7	—	(10.7)	1.2	1.2	—
Operating income	47.8	59.2	11.4	50.9	55.3	4.4
Income before income taxes	42.2	53.6	11.4	90.5	94.9	4.4
Provision for income taxes	11.5	15.5	4.0	27.6	29.1	1.5
Net income	30.7	38.1	7.4	62.9	65.8	2.9
Net income attributable to The Timken Company	$30.8	$38.2	$7.4	$63.0	$65.9	$2.9
Basic earnings per share	$0.39	$0.49	$0.10	$0.79	$0.83	$0.04
Diluted earnings per share	$0.39	$0.48	$0.09	$0.78	$0.82	$0.04

Consolidated Statements of Comprehensive Income:

	Three Months Ended
	March 31, 2017			March 31, 2016
	Previous Accounting Method	As Reported	Effect of Accounting Change	As Previously Reported	Revised	Effect of Accounting Change
Net Income	$30.7	$38.1	$7.4	$62.9	$65.8	$2.9
Foreign currency translation adjustments	20.4	20.4	—	14.8	15.3	0.5
Pension and postretirement liability adjustment	7.5	0.1	(7.4)	3.7	0.4	(3.3)
Other comprehensive income, net of tax	27.1	19.7	(7.4)	16.2	13.4	(2.8)
Comprehensive Income, net of tax	57.8	57.8	—	79.1	79.2	0.1
Less: comprehensive income attributable to noncontrolling interest	2.5	2.5	—	1.0	1.1	0.1
Comprehensive Income attributable to The Timken Company	$55.3	$55.3	$—	$78.1	$78.1	$—

Consolidated Balance Sheets:

	March 31, 2017			December 31, 2016
	Previous Accounting Method	As Reported	Effect of Accounting Change	As Previously Reported	Revised	Effect of Accounting Change
Inventories, net	$558.3	$566.2	$7.9	$545.8	$553.7	$7.9
Total current assets	1,262.8	1,270.7	7.9	1,204.0	1,211.9	7.9
Deferred income taxes	53.7	50.7	(3.0)	54.4	51.4	(3.0)
Total other assets	740.3	737.3	(3.0)	749.9	746.9	(3.0)
Total assets	2,810.7	2,815.6	4.9	2,758.3	2,763.2	4.9
Earnings invested in the business	1,538.2	1,306.3	(231.9)	1,528.6	1,289.3	(239.3)
Accumulated other comprehensive income	(297.5)	(60.8)	236.7	(322.0)	(77.9)	244.1
Total shareholders' equity	1,316.3	1,321.1	4.8	1,274.9	1,279.7	4.8
Noncontrolling interest	33.6	33.7	0.1	31.1	31.2	0.1
Total equity	$1,349.9	$1,354.8	$4.9	$1,306.0	$1,310.9	$4.9

Consolidated Statements of Cash Flows:

	Three Months Ended
	March 31, 2017			March 31, 2016
	Previous Accounting Method	As Reported	Effect of Accounting Change	As Previously Reported	Revised	Effect of Accounting Change
Net income attributable to The Timken Company	$30.8	$38.2	$7.4	$63.0	$65.9	$2.9
Deferred income tax provision	(2.5)	1.5	4.0	0.7	2.2	1.5
Pension and other postretirement expense	18.6	7.2	(11.4)	9.3	4.9	(4.4)

Note 3 - Recent Accounting Pronouncements

New Accounting Guidance Adopted:
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 simplifies various aspects of the accounting for stock-based payments. The simplifications include:

a.
recording all tax effects associated with stock-based compensation through the income statement, as opposed to recording certain amounts in other paid-in capital, which eliminates the requirements to calculate a “windfall pool”;

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

d.
changing certain presentation requirements in the statement of cash flows, including removing the requirement to present excess tax benefits as an inflow from financing activities and an outflow from operating activities, and requiring the cash paid to taxing authorities arising from withheld shares to be classified as a financing activity; and

e.
the assumed proceeds from applying the treasury stock method when computing earnings per share is amended to exclude the amount of excess tax benefits that would be recognized in additional paid-in capital.

On January 1, 2017, the Company adopted the provisions of ASU 2016-09. The presentation of the Consolidated Statement of Cash Flows for shares surrendered by employees to meet the minimum statutory withholding requirement was applied retrospectively. As a result of the adoption of ASU 2016-09, the other accrued expenses line in the operating activities section of the Consolidated Statement of Cash Flows and the shares surrendered for taxes line in the financing activities section for the first three months of 2016 were affected by $1.5 million.
In addition, the adoption of ASU 2016-09 resulted in the Company making an accounting policy election to change how it will recognize the number of stock awards that will ultimately vest. In the past, the Company applied a forfeiture rate to shares granted. With the adoption of ASU 2016-09, the Company will recognize forfeitures as they occur. This change resulted in the Company making a cumulative effect change to retained earnings of $0.9 million. For further discussion, refer to Note 9 - Equity for the disclosure of the cumulative effect change. In addition, the Company began recording the tax effects associated with stock-based compensation through the income statement on a prospective basis which resulted in a tax benefit of $1.5 million for the first three months of 2017. Finally, the Company adjusted dilutive shares to remove the excess tax benefits from the calculation of earnings per share on a prospective basis. The revised calculation is more dilutive, but it did not change earnings per share for the first three months of 2017.
In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." ASU 2015-11 requires inventory to be measured at the lower of cost and net realizable value, which is defined as the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. Under existing guidance, net realizable value is one of several acceptable measures of market value that could be used to measure inventory at the lower of cost or market and as such, the new guidance reduces the complexity in the measurement. On January 1, 2017, the Company adopted the provisions of ASU 2015-11 on a prospective basis. The adoption of ASU 2015-11 did not have a material impact on the Company's results of operations or financial condition.

New Accounting Guidance Issued and Not Yet Adopted:
In March 2017, the FASB issued ASU 2017-07, “Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 impacts where the components of net benefit cost are presented within an entity’s income statement. Service cost will be included in other employee compensation costs within operating income and is the only component that may be capitalized when applicable. The other components of net periodic benefit cost will be presented separately outside of operating income. ASU 2017-07 is effective for annual reporting periods beginning after December 15, 2017 and interim periods within that reporting period. Early adoption will be permitted as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. The Company is currently evaluating the effect that ASU 2017-07 will have on the Company's results of operations.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606). "ASU 2014-09 introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill a contract. On July 9, 2015, the FASB decided to delay the effective date of this new accounting guidance by one year, which will result in it being effective for annual periods beginning after December 15, 2017. Although early adoption is permitted, the Company intends to adopt the new accounting standard effective January 1, 2018.

The two permitted transition methods under the new standard are 1) the full retrospective method, in which case the standard would be applied to each prior reporting period presented, subject to allowable practical expedients, and the cumulative effect of applying the standard would be recognized at the earliest period shown, and 2) the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application accompanied by additional disclosures comparing the current period results presented under the new standard to the prior periods presented under the current revenue recognition standards. While the Company has not yet determined which adoption method it will use, the Company is currently anticipating using the modified retrospective method, but it will base the final decision on the results of its assessment, once completed.

The Company is currently assessing the impact of the new standard on our business by reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to its revenue contracts. The assessment phase of the project has identified potential accounting differences that may arise from the application of the new standard. The Company is in the process of reviewing individual contracts and performing a deeper analysis of the impacts of the new standard. The Company made significant progress on contract reviews during the first quarter of 2017 and expects to finalize its evaluation of these and other potential differences that may result from applying the new standard to the Company's contracts with customers in 2017 and will provide updates on our progress in future filings.

Note 4 - Inventories
The components of inventories at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
Manufacturing supplies	$27.8	$28.2
Raw materials	58.8	54.9
Work in process	197.2	182.9
Finished products	305.9	308.8
Subtotal	589.7	574.8
Allowance for obsolete and surplus inventory	(23.5)	(21.1)
Total Inventories, net	$566.2	$553.7

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

The LIFO reserves at March 31, 2017 and December 31, 2016 were $172.9 million and $179.5 million, respectively. The Company recognized a decrease in its LIFO reserve of $6.6 million during the first three months of 2017, compared with a decrease in its LIFO reserve of $2.0 million during the first three months of 2016.

Note 5 - Property, Plant and Equipment
The components of property, plant and equipment at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
Land and buildings	$444.8	$425.4
Machinery and equipment	1,817.1	1,807.6
Subtotal	2,261.9	2,233.0
Accumulated depreciation	(1,454.3)	(1,428.6)
Property, plant and equipment, net	$807.6	$804.4

Total depreciation expense for the three months ended March 31, 2017 and 2016, was $23.9 million and $23.5 million, respectively.

Note 6 - Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2017, were as follows:

	Mobile Industries	Process Industries	Total
Beginning balance	$97.2	$260.3	$357.5
Acquisitions	—	0.6	0.6
Foreign currency translation adjustments	0.1	0.2	0.3
Ending balance	$97.3	$261.1	$358.4

The Company paid a net purchase price adjustment of $0.6 million in January 2017 in connection with the acquisition of EDT Corp. ("EDT"), which resulted in an adjustment to goodwill.

The following table displays intangible assets as of March 31, 2017, and December 31, 2016:

	As of March 31, 2017			As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$211.5	$88.1	$123.4	$211.4	$84.4	$127.0
Know-how	40.4	9.0	31.4	40.3	8.5	31.8
Industrial license agreements	0.1	0.1	—	0.1	0.1	—
Land-use rights	7.8	4.7	3.1	7.8	4.6	3.2
Patents	2.1	2.1	—	2.1	2.1	—
Technology use	54.9	17.6	37.3	54.9	16.9	38.0
Trademarks	6.3	3.8	2.5	6.5	3.8	2.7
Non-compete agreements	0.9	0.7	0.2	0.9	0.7	0.2
Favorable Leases	0.1	—	0.1	0.1	—	0.1
Capitalized Software	253.7	215.6	38.1	251.7	211.8	39.9
	$577.8	$341.7	$236.1	$575.8	$332.9	$242.9
Intangible assets not subject to amortization:
Tradenames	$19.4	$—	$19.4	$19.4	$—	$19.4
FAA air agency certificates	8.7	—	8.7	8.7	—	8.7
	$28.1		$28.1	$28.1		$28.1
Total intangible assets	$605.9	$341.7	$264.2	$603.9	$332.9	$271.0

Amortization expense for intangible assets was $9.0 million and $9.1 million for the three months ended March 31, 2017 and 2016, respectively. Amortization expense for intangible assets is estimated to be $28.4 million in 2017; $28.8 million in 2018; $24.4 million in 2019; $19.6 million in 2020; and $15.8 million in 2021.

Note 7 - Financing Arrangements
Short-term debt at March 31, 2017, and December 31, 2016, was as follows:

	March 31, 2017	December 31, 2016
Variable-rate Accounts Receivable Facility with an interest rate of 1.77% at March 31, 2017	$7.0	$—
Borrowings under variable-rate lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 0.50% to 10.50% at March 31, 2017 and 0.50% at December 31, 2016, respectively.	25.2	19.2
Short-term debt	$32.2	$19.2

The Company has a $100 million Amended and Restated Asset Securitization Agreement ("Accounts Receivable Facility") that matures on November 30, 2018. Under the terms of the Accounts Receivable Facility, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly-owned consolidated subsidiary, which in turn uses the trade receivables to secure borrowings, which are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the Accounts Receivable Facility are limited by certain borrowing base limitations. These limitations reduced the availability of the Accounts Receivable Facility to $85.4 million at March 31, 2017. As of March 31, 2017, there were outstanding borrowings of $62.0 million under the Accounts Receivable Facility, which reduced the availability under this facility to $23.4 million. The cost of this facility, which is the prevailing commercial paper rate plus program fees, is considered a financing cost and is included in interest expense in the Consolidated Statements of Income. The outstanding balance under the Accounts Receivable Facility was classified in accordance with the terms of the agreement and reflects the Company's expectations relative to the minimum borrowing base.

The lines of credit for certain of the Company’s foreign subsidiaries provide for short-term borrowings up to $233.6 million. Most of these lines of credit are uncommitted. At March 31, 2017, the Company’s foreign subsidiaries had borrowings outstanding of $25.2 million and bank guarantees of $1.7 million, which reduced the availability under these facilities to $206.7 million.

Long-term debt at March 31, 2017, and December 31, 2016, was as follows:

	March 31, 2017	December 31, 2016
Fixed-rate Medium-Term Notes, Series A, maturing at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	$159.5	$159.5
Fixed-rate Senior Unsecured Notes, maturing on September 1, 2024, with an interest rate of 3.875%	346.1	345.9
Variable-rate Senior Credit Facility with a weighted-average interest rate of 1.58% at March 31, 2017 and 1.50% at December 31, 2016, respectively.	42.8	83.8
Variable-rate Accounts Receivable Facility with an interest rate of 1.77% at March 31, 2017 and 1.65% at December 31, 2016	55.0	48.9
Other	1.7	1.9
	$605.1	$640.0
Less current maturities	5.0	5.0
Long-term debt	$600.1	$635.0

The Company has a $500 million Amended and Restated Credit Agreement ("Senior Credit Facility"), which matures on June 19, 2020. At March 31, 2017, the Company had $42.8 million of outstanding borrowings under the Senior Credit Facility, which reduced the availability under this facility to $457.2 million. The Senior Credit Facility has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At March 31, 2017, the Company was in full compliance with both of these covenants under the Senior Credit Facility.

Note 8 - Contingencies
Product Warranties:
The Company provides limited warranties on certain of its products. The following is a rollforward of the warranty liability or the three months ended March 31, 2017, and the twelve months ended December 31, 2016:

	March 31, 2017	December 31, 2016
Beginning balance, January 1	$6.9	$5.4
Expense	0.5	2.4
Payments	(0.5)	(0.9)
Ending balance	$6.9	$6.9

The product warranty liability at March 31, 2017, and December 31, 2016, was included in other current liabilities on the Consolidated Balance Sheets.

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

Note 9 - Equity

The changes in the equity components for the three months ended March 31, 2017 were as follows:

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Earnings Invested in the Business	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non- controlling Interest
Balance at December 31, 2016	$1,310.9	$53.1	$906.9	$1,289.3	$(77.9)	$(891.7)	$31.2
Cumulative effect of ASU 2016-09	0.5		1.4	(0.9)
Net income (loss)	38.1			38.2			(0.1)
Foreign currency translation adjustment	20.4				17.8		2.6
Pension and postretirement liability adjustments (net of immaterial income tax benefit)	0.1				0.1
Change in fair value of derivative financial instruments, net of reclassifications	(0.8)				(0.8)
Dividends – $0.26 per share	(20.3)			(20.3)
Stock-based compensation expense	5.6		5.6
Stock purchased at fair market value	(8.1)					(8.1)
Stock option exercise activity	16.6		(7.4)			24.0
Restricted share activity	—		(14.8)			14.8
Shares surrendered for taxes	(8.2)					(8.2)
Balance at March 31, 2017	$1,354.8	$53.1	$891.7	$1,306.3	$(60.8)	$(869.2)	$33.7

Note 10 - Accumulated Other Comprehensive Income (Loss)

The following tables present details about components of accumulated other comprehensive income (loss) for the three months ended March 31, 2017 and 2016, respectively:

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2016	$(79.8)	$1.5	$0.4	$(77.9)
Other comprehensive (loss) income before reclassifications and income tax	20.4	—	(1.1)	19.3
Amounts reclassified from accumulated other comprehensive income, before income tax	—	0.1	(0.2)	(0.1)
Income tax (benefit) expense	—	—	0.5	0.5
Net current period other comprehensive income (loss), net of income taxes	20.4	0.1	(0.8)	19.7
Noncontrolling interest	(2.6)	—	—	(2.6)
Net current period comprehensive income (loss), net of income taxes and noncontrolling interest	17.8	0.1	(0.8)	17.1
Balance at March 31, 2017	$(62.0)	$1.6	$(0.4)	$(60.8)

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2015	$(55.3)	$0.4	$0.3	$(54.6)
Other comprehensive income (loss) before reclassifications and income tax	15.3	—	(2.9)	12.4
Amounts reclassified from accumulated other comprehensive income, before income tax	—	0.6	(0.8)	(0.2)
Income tax (benefit) expense	—	(0.2)	1.4	1.2
Net current period other comprehensive income (loss), net of income taxes	15.3	0.4	(2.3)	13.4
Noncontrolling interest	(1.2)	—	—	(1.2)
Net current period comprehensive income (loss), net of income taxes and noncontrolling interest	14.1	0.4	(2.3)	12.2
Balance at March 31, 2016	$(41.2)	$0.8	$(2.0)	$(42.4)
Other comprehensive income (loss) before reclassifications and income taxes includes the effect of foreign currency.

The before-tax reclassification of pension and postretirement liability adjustments was due to the amortization of prior service costs and was included in costs of products sold and SG&A expenses in the Consolidated Statement of Income. The reclassification of the remaining components of accumulated other comprehensive income (loss) was included in other (expense) income, net in the Consolidated Statement of Income.

Note 11 - Earnings Per Share

The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31,
	2017	2016
Numerator:
Net income attributable to The Timken Company	$38.2	$65.9
Less: undistributed earnings allocated to nonvested stock	—	—
Net income available to common shareholders for basic earnings per share and diluted earnings per share	$38.2	$65.9
Denominator:
Weighted average number of shares outstanding, basic	77,731,793	79,769,761
Effect of dilutive securities:
Stock options and awards based on the treasury stock method	1,162,161	667,772
Weighted average number of shares outstanding, assuming dilution of stock options and awards	78,893,954	80,437,533
Basic earnings per share	$0.49	$0.83
Diluted earnings per share	$0.48	$0.82

The exercise prices for certain stock options that the Company has awarded exceed the average market price of the Company’s common shares. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. The antidilutive stock options outstanding during the three months ended March 31, 2017 and 2016, were 647,540 and 3,092,912, respectively.

Note 12 - Segment Information

The primary measurement used by management to measure the financial performance of each segment is EBIT (earnings before interest and taxes).

	Three Months Ended March 31,
	2017	2016
Net sales:
Mobile Industries	$383.0	$383.2
Process Industries	320.8	300.8
	$703.8	$684.0

Segment EBIT:
Mobile Industries	$30.8	$32.0
Process Industries	43.0	33.8
Total EBIT, for reportable segments	$73.8	$65.8
Corporate expenses	(12.9)	(10.5)
Continued Dumping & Subsidy Offset Act income, net	—	47.7
Interest expense	(7.9)	(8.4)
Interest income	0.6	0.3
Income before income taxes	$53.6	$94.9

Note 13 - Impairment and Restructuring Charges
Impairment and restructuring charges by segment are comprised of the following:

For the three months ended March 31, 2017:

	Mobile Industries	Process Industries	Corporate	Total
Severance and related benefit costs	$1.2	$—	$—	$1.2
Exit costs	—	—	0.5	0.5
Total	$1.2	$—	$0.5	$1.7

For the three months ended March 31, 2016:

	Mobile Industries	Process Industries	Corporate	Total
Impairment charges	$2.6	$—	$—	$2.6
Severance and related benefit costs	4.1	3.6	—	7.7
Exit costs	0.2	—	—	0.2
Total	$6.9	$3.6	$—	$10.5

The following discussion explains the impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above.

On September 29, 2016, the Company announced the closure of its bearing plant in Pulaski, Tennessee ("Pulaski"), which is expected to close in approximately one year from the announcement date and to affect approximately 120 employees. During the first three months of 2017, the Company recorded severance and related benefit costs of $0.6 million related to this closure. The Company has incurred pretax costs related to this closure of $5.7 million as of March 31, 2017, including rationalization costs recorded in cost of products sold.

On March 17, 2016, the Company announced the closure of its bearing plant in Altavista, Virginia ("Altavista"). The plant was expected to close in approximately one year from the announcement date and the Company completed the closure of this manufacturing facility on March 31, 2017. During the first three months of 2016, the Company recorded impairment charges of $2.4 million and severance and related benefit costs of $1.3 million related to this closure. The Company has incurred pretax costs related to this closure of $10.6 million as of March 31, 2017, including rationalization costs recorded in cost of products sold.

During the first three months of 2017, the Company recognized $0.7 million of severance and related benefit costs to eliminate approximately 17 positions, in the aggregate. The $0.7 million charge for the first three months of 2017 related to the Mobile Industries segment. During the three months ended March 31, 2016, the Company recognized $6.3 million of severance and related benefit costs to eliminate approximately 100 positions. Of the $6.3 million charge for the first three months of 2016, $2.7 million related to the Mobile Industries segment and $3.6 million related to the Process Industries segment.

Consolidated Restructuring Accrual:
The following is a rollforward of the consolidated restructuring accrual for the three months ended March 31, 2017, and the twelve months ended December 31, 2016:

	March 31, 2017	December 31, 2016
Beginning balance, January 1	$10.1	$11.3
Expense	1.7	17.8
Payments	(4.3)	(19.0)
Ending balance	$7.5	$10.1

The restructuring accruals at March 31, 2017, and December 31, 2016, were included in other current liabilities on the Consolidated Balance Sheets.

Note 14 - Retirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans. The amounts for the three months ended March 31, 2017, are based on calculations prepared by the Company's actuaries during the first quarter of 2017 and represent the Company’s best estimate of each period’s proportionate share of the amounts to be recorded for the year ending December 31, 2017.

	U.S. Plans		International Plans		Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$3.1	$3.3	$0.4	$0.4	$3.5	$3.7
Interest cost	6.2	6.7	1.8	2.8	8.0	9.5
Expected return on plan assets	(7.0)	(7.4)	(2.7)	(2.7)	(9.7)	(10.1)
Amortization of prior service cost	0.3	0.4	—	—	0.3	0.4
Recognition of actuarial loss	4.4	—	—	—	4.4	—
Net periodic benefit cost	$7.0	$3.0	$(0.5)	$0.5	$6.5	$3.5

During the first quarter of 2017, the Company recognized actuarial losses of $4.4 million as a result of the remeasurement of plan assets and obligations for one of the Company’s U.S. defined benefit pension plans. The remeasurement was due to lump sum payments exceeding service and interest costs for this plan.

Note 15 - Other Postretirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s other postretirement benefit plans. The amounts for the three months ended March 31, 2017, are based on calculations prepared by the Company's actuaries during the fourth quarter of 2016 and represent the Company’s best estimate of each period’s proportionate share of the amounts to be recorded for the year ending December 31, 2017.

	Three Months Ended March 31,
	2017	2016
Components of net periodic benefit cost:
Service cost	$—	$0.1
Interest cost	2.3	2.7
Expected return on plan assets	(1.4)	(1.6)
Amortization of prior service cost	(0.2)	0.2
Net periodic benefit cost	$0.7	$1.4

Note 16 - Income Taxes

The Company's provision for income taxes in interim periods is computed by applying the estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior year tax liabilities, are recorded during the period(s) in which they occur.

	Three Months Ended March 31,
	2017	2016

Provision for income taxes	$15.5	$29.1
Effective tax rate	28.9%	30.7%

In accordance with Accounting Standards Codification ("ASC") (Topic 740), "Income Taxes," the effective tax rate in the first quarter of 2017 was computed based on an expected annual effective tax rate of 30.9%, excluding discrete items. Discrete tax items are recorded in the period in which they occur. The effective tax rate of 28.9% in the first quarter of 2017 was lower than the U.S. federal statutory rate of 35% primarily due to tax benefits related to foreign tax credits, earnings in certain foreign jurisdictions where the effective tax rate is less than 35% and other U.S. tax benefits, such as the Research and Experimentation credit and the U.S. manufacturing deduction, and the impact of certain discrete tax items during the period. These factors were partially offset by U.S. taxation of foreign earnings, U.S. state and local taxes and losses at certain foreign subsidiaries where no tax benefit could be recorded.

The effective tax rate for the three months ended March 31, 2016, was computed based on an expected annual effective tax rate of 30.3%, excluding discrete items. The effective tax rate of 30.7% in the first quarter of 2016 was lower than the U.S federal statutory rate of 35% primarily due to tax benefits related to foreign tax credits, earnings in certain foreign jurisdictions where the effective tax rate is less than 35% and other U.S. tax benefits, such as Research and Experimentation credit and the U.S. manufacturing deduction. These factors were partially offset by U.S taxation of foreign earnings, losses at certain foreign subsidiaries where no tax benefit could be recorded, U.S. state and local taxes and the impact of certain discrete items during the period.

As of March 31, 2017, the Company believes it is reasonably possible that the amount of unrecognized tax positions could decrease by approximately $25 million during the next 12 months. The potential decrease would be primarily driven by settlements with tax authorities and the expiration of various statutes of limitation. As of March 31, 2017, the Company had accrued $8.5 million of interest and penalties related to uncertain tax positions. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense.

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

The following tables present the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017, and December 31, 2016:

	March 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$112.4	$111.1	$1.3	$—
Cash and cash equivalents measured at net asset value	17.1	—	—	—
Restricted cash	2.9	2.9	—	—
Short-term investments	12.0	—	12.0	—
Short-term investments measured at net asset value	6.8	—	—	—
Foreign currency hedges	6.4	—	6.4	—
Total Assets	$157.6	$114.0	$19.7	$—
Liabilities:
Foreign currency hedges	$1.3	$—	$1.3	$—
Total Liabilities	$1.3	$—	$1.3	$—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$129.6	$125.0	$4.6	$—
Cash and cash equivalents measured net asset value	19.2	—	—	—
Restricted cash	2.7	2.7	—	—
Short-term investments	9.4	—	9.4	—
Short-term investments measured at net asset value	2.3	—	—	—
Foreign currency hedges	9.9	—	9.9	—
Total Assets	$173.1	$127.7	$23.9	$—
Liabilities:
Foreign currency hedges	$2.1	$—	$2.1	$—
Total Liabilities	$2.1	$—	$2.1	$—

Cash and cash equivalents are highly liquid investments with maturities of three months or less when purchased and are valued at the redemption value. Short-term investments are investments with maturities between four months and one year and are generally valued at amortized cost, which approximates fair value. A portion of the cash and cash equivalents and short-term investment are valued based on net asset value. The Company uses publicly available foreign currency forward and spot rates to measure the fair value of its foreign currency forward contracts.

The Company does not believe it has significant concentrations of risk associated with the counterparties to its financial instruments.
2017
No assets were measured at fair value on a nonrecurring basis for the three months ended March 31, 2017.

2016
The following table presents those assets measured at fair value on a nonrecurring basis for the three months ended March 31, 2016, using Level 3 inputs:

	Carrying Value	Fair Value Adjustment	Fair Value
Long-lived assets held for sale:
Land	$0.2	$(0.2)	$—
Total long-lived assets held for sale	$0.2	$(0.2)	$—

Long-lived assets held and used:
Altavista bearing plant	$5.7	$(2.4)	$3.3
Total long-lived assets held and used	$5.7	$(2.4)	$3.3

Assets held for sale of $0.2 million were written down to their fair value of zero during the first quarter of 2016, resulting in an impairment charge of $0.2 million. The fair value of these assets was based on the price that the Company expected to receive when it disposed of these assets.

On March 17, 2016, the Company announced the closure of its Altavista bearing plant. The Company completed the closure of this manufacturing facility on March 31, 2017. The Altavista bearing plant, with a carrying value of $5.7 million, was written down to its fair value of $3.3 million during the first quarter of 2016, resulting in an impairment of $2.4 million. The fair value for the plant was based on the price that the Company expected to receive from the sale of this facility.

Financial Instruments:
The Company’s financial instruments consist primarily of cash and cash equivalents, restricted cash, short-term investments, accounts receivable net, accounts payable, trade, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, restricted cash, short-term investments, accounts receivable net, accounts payable, trade and short-term borrowings are a reasonable estimate of their fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $536.6 million and $532.2 million at March 31, 2017, and December 31, 2016, respectively. The carrying value of this debt was $508.8 million and $507.3 million at March 31, 2017, and December 31, 2016, respectively. The fair value of long-term fixed-debt was measured using Level 2 inputs.

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

The Company designates certain foreign currency forward contracts as cash flow hedges of forecasted revenues and expenses and certain interest rate hedges as fair value hedges of fixed-rate borrowings.

The Company does not purchase nor hold any derivative financial instruments for trading purposes. As of March 31, 2017, and December 31, 2016, the Company had $225.9 million and $282.8 million, respectively, of outstanding foreign currency forward contracts at notional value. Refer to Note 17 - Fair Value for the fair value disclosure of derivative financial instruments.

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

To protect against a reduction in the value of forecasted foreign currency cash flows resulting from export sales over the next year, the Company has instituted a foreign currency cash flow hedging program. The Company hedges portions of its forecasted revenue or expense denominated in foreign currencies with forward contracts. When the dollar strengthens significantly against foreign currencies, the decline in the present value of future foreign currency revenue is offset by gains in the fair value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is offset by losses in the fair value of the forward contracts.

The length of time over which the Company hedges its exposure to the variability in future cash flows for forecasted transactions is generally 18 months or less.

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

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Foreign currency forward contracts	$1.0	$2.3	$0.6	$0.5
Total derivatives designated as hedging instruments	1.0	2.3	0.6	0.5

Derivatives not designated as hedging instruments
Foreign currency forward contracts	5.4	7.6	0.7	1.6
Total Derivatives	$6.4	$9.9	$1.3	$2.1

The following tables present the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Amount of gain or (loss) recognized in Other Comprehensive Income ("OCI") on derivative instruments
	Three Months Ended March 31,
Derivatives in cash flow hedging relationships	2017	2016
Foreign currency forward contracts	$(1.1)	$(2.9)
Total	$(1.1)	$(2.9)

	Amount of gain or (loss) reclassified from Accumulated Other Comprehensive Income ("AOCI") into income (effective portion)
	Three Months Ended March 31,
Derivatives in cash flow hedging relationships	2017	2016
Foreign currency forward contracts	$0.3	$0.9
Interest rate swaps	(0.1)	(0.1)
Total	$0.2	$0.8

		Amount of gain or (loss) recognized in income on derivative instruments
		Three Months Ended March 31,
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivative	2017	2016
Foreign currency forward contracts	Other (expense) income, net	$(1.2)	$(4.6)
Total		$(1.2)	$(4.6)

Note 19 - Continued Dumping and Subsidy Offset Act

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

CDSOA has been the subject of significant litigation since 2002, and U.S. Customs has withheld CDSOA distributions in certain years while litigation was ongoing. Recently, much of the CDSOA litigation that involves antidumping orders where Timken is a qualifying domestic producer has concluded.

As a result, the Company was notified by letters dated March 25, 2016 that funds were being distributed to the Company. On April 1, 2016, the Company received CDSOA distributions of $48.1 million in the aggregate, representing funds that would have been distributed to the Company at the end of calendar years 2011 through 2015.

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

Note 20 - Subsequent Events

On April 3, 2017, the Company completed the acquisition of Torsion Control Products, Inc. ("Torsion Control Products"), a manufacturer of engineered torsional couplings used in the construction, agriculture and mining industries. Torsion Control Products, located in Rochester Hills, Michigan, had annual sales of approximately $20 million for the twelve months ended December 31, 2016. Results for Torsion Control Products will be primarily reported in the Mobile Industries segment starting in the second quarter of 2017.

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

The following highlights the Company's recent significant strategic accomplishments:

•
On April 3, 2017, the Company completed the acquisition of Torsion Control Products, a manufacturer of engineered torsional couplings used in the construction, agriculture and mining industries. The business, located in Rochester Hills, Michigan, had annual sales of approximately $20 million for the twelve months ended December 31, 2016. Based on markets and customers served, results for the business will be primarily reported in the Mobile Industries segment starting in the second quarter of 2017.

Overview:

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Net sales	$703.8	$684.0	$19.8	2.9%
Net income	38.1	65.8	(27.7)	(42.1)%
Net income attributable to noncontrolling interest	(0.1)	(0.1)	—	—%
Net income attributable to The Timken Company	$38.2	$65.9	$(27.7)	(42.0)%
Diluted earnings per share	$0.48	$0.82	$(0.34)	(41.5)%
Average number of shares – diluted	78,893,954	80,437,533	—	(1.9)%
The increase in net sales was primarily due to the benefit of acquisitions and higher end-market demand, partially offset by the impact of foreign currency exchange rate changes. The decrease in net income for the first quarter of 2017 compared with the first quarter of 2016 was primarily due to pre-tax CDSOA income of $47.7 million ($31.1 million after-tax) recognized in 2016 that did not reoccur in 2017, unfavorable price/mix and a pension mark-to-market remeasurement charge. These factors were partially offset by the impact of higher volume, improved manufacturing performance, lower restructuring charges, the impact of foreign currency exchange rate changes, the benefit of acquisitions and lower SG&A expenses.

Outlook:
The Company expects 2017 full-year sales to increase approximately 5 to 6 percent compared with 2016 driven by higher volume in the industrial and off-highway market sectors and benefit of acquisitions, partially offset by lower volume in the rail sector and the estimated unfavorable impact of foreign currency exchange rate changes. The Company's earnings are expected to be higher in 2017 compared with 2016, primarily due to the impact of higher volume, lower restructuring and pension and other postretirement benefit mark-to-market remeasurement adjustments, and the benefit of acquisitions, partially offset by unfavorable price/mix and the expected absence of CDSOA income in 2017. This outlook does not account for any potential mark-to-market remeasurement adjustments in the fourth quarter of 2017.

The Company expects to generate operating cash of approximately $325 million in 2017, a decrease from 2016 of approximately $79 million or 20%, driven by the absence of CDSOA receipts, higher tax payments and unfavorable working capital, partially offset by higher operating income. The Company expects capital expenditures to be approximately 4% of sales in 2017, compared with 5% of sales in 2016.

The Statement of Income

Sales:

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Net Sales	$703.8	$684.0	$19.8	2.9%
Net sales increased for the first quarter of 2017 compared with the first quarter of 2016, primarily due to the benefit of acquisitions of $16 million and higher organic revenue of $6 million, partially offset by the effect of foreign currency exchange rate changes. The increase in organic sales volume was driven by growth in the industrial distribution and off-highway market sectors, partially offset by lower demand in the rail, wind energy and aerospace market sectors.

Gross Profit:

	Three Months Ended March 31,
	2017	2016	$ Change	Change
Gross profit	$180.5	$183.1	$(2.6)	(1.4)%
Gross profit % to net sales	25.6%	26.8%	—	(120) bps
Gross profit decreased in the first quarter of 2017 compared with the first quarter of 2016, primarily due to unfavorable price/mix of $14 million, higher restructuring charges recognized in cost of products sold and the impact of pension mark-to-market remeasurement charges in the quarter. These factors were partially offset by the benefit of acquisitions of $6 million, the impact of higher sales volume of $5 million and improved manufacturing performance. The mark-to-market remeasurement was required in the quarter as a result of lump sum payments to new retirees exceeding service and interest costs for one of the Company's U.S. defined benefit pension plans.

Selling, General and Administrative Expenses:

	Three Months Ended March 31,
	2017	2016	$ Change	Change
Selling, general and administrative expenses	$119.6	$116.1	$3.5	3.0%
Selling, general and administrative expenses % to net sales	17.0%	17.0%	—	—	bps
The increase in SG&A expenses in the first quarter of 2017 compared with the first quarter of 2016 was primarily due to higher incentive compensation expense, the impact of acquisitions and expense related to pension mark-to-market remeasurement losses in the period, partially offset by the benefit of cost reduction initiatives and lower discretionary spending.

Impairment and Restructuring:

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Impairment charges	$—	$2.6	$(2.6)	(100.0)%
Severance and related benefit costs	1.2	7.7	(6.5)	(84.4)%
Exit costs	0.5	0.2	0.3	150.0%
Total	$1.7	$10.5	$(8.8)	(83.8)%
Impairment and restructuring charges of $1.7 million in the first quarter of 2017 were primarily comprised of severance and related benefit costs related to initiatives to reduce headcount and right-size the Company's manufacturing footprint, including the planned closure of the Pulaski bearing plant.
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

Interest Income and (Expense):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Interest (expense)	$(7.9)	$(8.4)	$0.5	(6.0)%
Interest income	$0.6	$0.3	$0.3	100.0%

Other Income (Expense):

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
CDSOA income	$—	$47.7	$(47.7)	(100.0)%
Other income, net	1.7	—	1.7	NM
Total other income	$1.7	$47.7	$(46.0)	(96.4)%
CDSOA income, net in first three months of 2016 represents income recorded in connection with funds awarded to the Company from monies collected by U.S. Customs from antidumping cases. Refer to Note 19 - Continued Dumping and Subsidy Offset Act to the Notes to the Consolidated Financial Statements for further discussion.

Income Tax Expense:

	Three Months Ended March 31,
	2017	2016	$ Change	Change
Income tax expense	$15.5	$29.1	$(13.6)	(46.7)%
Effective tax rate	28.9%	30.7%	—	(180) bps
The effective tax rate for the three months ended March 31, 2017 reflects a customary relationship between income tax expense and pretax accounting income based on a mix of expected earnings between the U.S and foreign jurisdictions.
The effective tax rate for the three months ended March 31, 2017 decreased compared with the same period in 2016 primarily due lower taxes on foreign earnings and an increase in tax benefit related to discrete items, which is partially offset by a lower foreign tax credit and losses at certain foreign subsidiaries where no tax benefit could be recorded.
The Company expects volatility in the quarterly effective tax rate for the remainder of the year, including the impact of potential discrete tax items that may be recorded. As of March 31, 2017, the Company believes it is reasonably possible that the amount of unrecognized tax positions could decrease by approximately $25 million during the next 12 months. The potential decrease would be primarily driven by settlements with tax authorities and the expiration of various statutes of limitation. As of March 31, 2017, the Company had accrued $8.5 million of interest and penalties related to uncertain tax positions. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense.

Refer to Note 16 - Income Taxes to the Notes to the Consolidated Financial Statements for more information on the computation of the income tax expense in interim periods.

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

The presentation of segment results below includes a reconciliation of the changes in net sales for each segment reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions completed in 2016 and foreign currency exchange rate changes. The effects of acquisitions and foreign currency exchange rate changes on net sales are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period.

The following items highlight the Company's acquisitions completed in 2016.

•	The Company acquired EDT during the fourth quarter of 2016. Based on markets and customers served, results for EDT are reported in the Process Industries segment.

•
The Company acquired Lovejoy, Inc. ("Lovejoy") during the third quarter of 2016. Based on markets and customers served, substantially all of the results for Lovejoy are reported in the Process Industries segment.

Mobile Industries Segment:

	Three Months Ended March 31,
	2017	2016	$ Change	Change
Net sales	$383.0	$383.2	$(0.2)	(0.1)%
EBIT	$30.8	$32.0	$(1.2)	(3.8)%
EBIT margin	8.0%	8.4%	—	(40) bps

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Net sales	$383.0	$383.2	$(0.2)	(0.1)%
Less: Acquisitions	1.4	—	1.4	NM
Currency	(0.4)	—	(0.4)	NM
Net sales, excluding the impact of acquisitions and currency	$382.0	$383.2	$(1.2)	(0.3)%
The Mobile Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, were roughly flat in the first quarter of 2017 compared with the first quarter of 2016, reflecting a decline in the rail and aerospace market sectors, mostly offset by increased demand in the mining and agriculture sectors. EBIT decreased by $1.2 million or 3.8% in the first quarter of 2017 compared with the first quarter of 2016 primarily due to unfavorable price/mix, partially offset by the impact of foreign currency exchange rate changes.
Full-year sales for the Mobile Industries segment are expected to be up approximately 2% to 3% in 2017 compared with 2016. This reflects improved demand in the off-highway and heavy truck market sectors and the benefit of acquisitions, partially offset by continued weakness in the rail sector. EBIT for the Mobile Industries segment is expected to increase in 2017 compared with 2016 primarily due to lower expected pension and other postretirement mark-to-market remeasurement adjustments and lower restructuring charges. Excluding these items, EBIT is expected to be relatively flat in 2017 compared with 2016, as the impact of higher volume is expected to be mostly offset by unfavorable price/mix and higher operating costs. This outlook does not account for any potential mark-to-market remeasurement adjustments in the fourth quarter of 2017.

Process Industries Segment:

	Three Months Ended March 31,
	2017	2016	$ Change	Change
Net sales	$320.8	$300.8	$20.0	6.6%
EBIT	$43.0	$33.8	$9.2	27.2%
EBIT margin	13.4%	11.2%	—	220 bps

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
Net sales	$320.8	$300.8	$20.0	6.6%
Less: Acquisitions	15.0	—	15.0	NM
Currency	(1.9)	—	(1.9)	NM
Net sales, excluding the impact of acquisitions and currency	$307.7	$300.8	$6.9	2.3%
The Process Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, increased $6.9 million or 2.3% in the first quarter of 2017 compared with the same period in 2016. The increase was primarily driven by increased industrial distribution demand, higher marine revenue, partially offset by lower revenue in wind energy and services. EBIT increased $9.2 million or 27.2% in the first quarter of 2017 compared with the first quarter of 2016 primarily due to improved manufacturing performance of $6 million, lower SG&A expenses of $3 million, the impact of higher volume of $4 million, lower restructuring charges of $4 million and the benefit of acquisitions, partially offset by unfavorable price/mix of $9 million.
Full-year sales for the Process Industries segment are expected to be up approximately 9% to 10% in 2017 compared with 2016. This reflects expected growth across most end market sectors and the benefit of acquisitions, partially offset by the unfavorable impact of foreign currency exchange rate changes. EBIT for the Process Industries segment is expected to increase in 2017 compared with 2016 primarily due to the impact of higher volume and lower operating costs, the benefit of acquisitions, lower expected pension and other postretirement mark-to-market remeasurement adjustments and lower restructuring charges. This outlook does not account for any potential mark-to-market remeasurement adjustments in the fourth quarter of 2017.

Corporate:

	Three Months Ended March 31,
	2017	2016	$ Change	Change
Corporate expenses	$12.9	$10.5	$2.4	22.9%
Corporate expenses % to net sales	1.8%	1.5%	—	30 bps

The Balance Sheet

The following discussion is a comparison of the Consolidated Balance Sheets at March 31, 2017, and December 31, 2016.

Current Assets:

	March 31, 2017	December 31, 2016	$ Change	% Change
Cash and cash equivalents	$129.5	$148.8	$(19.3)	(13.0)%
Restricted cash	2.9	2.7	0.2	7.4%
Accounts receivable, net	492.7	438.0	54.7	12.5%
Inventories, net	566.2	553.7	12.5	2.3%
Deferred charges and prepaid expenses	25.7	20.3	5.4	26.6%
Other current assets	53.7	48.4	5.3	11.0%
Total current assets	$1,270.7	$1,211.9	$58.8	4.9%
Refer to the "Cash Flows" section for discussion of the change in cash and cash equivalents. Accounts receivable, net increased primarily due to higher sales in March 2017 compared to December 2016. Inventories, net increased due to higher seasonal demand and the impact of foreign currency exchange rate changes.

Property, Plant and Equipment, Net:

	March 31, 2017	December 31, 2016	$ Change	% Change
Property, plant and equipment	$2,261.9	$2,233.0	$28.9	1.3%
Accumulated depreciation	(1,454.3)	(1,428.6)	(25.7)	1.8%
Property, plant and equipment, net	$807.6	$804.4	$3.2	0.4%
The increase in property, plant and equipment, net in the first three months of 2017 was primarily due to capital expenditures of $17 million and the impact of foreign currency exchange rate changes of $10 million, partially offset by current-year depreciation of $24 million.

Other Assets:

	March 31, 2017	December 31, 2016	$ Change	% Change
Goodwill	$358.4	$357.5	$0.9	0.3%
Non-current pension assets	30.6	32.1	(1.5)	(4.7)%
Other intangible assets	264.2	271.0	(6.8)	(2.5)%
Deferred income taxes	50.7	51.4	(0.7)	(1.4)%
Other non-current assets	33.4	34.9	(1.5)	(4.3)%
Total other assets	$737.3	$746.9	$(9.6)	(1.3)%
The decrease in other intangible assets was primarily due to amortization expense of $9 million, partially offset by current-year expenditures for software of $2 million.

Current Liabilities:

	March 31, 2017	December 31, 2016	$ Change	% Change
Short-term debt	$32.2	$19.2	$13.0	67.7%
Current portion of long-term debt	5.0	5.0	—	—%
Accounts payable	226.6	176.2	50.4	28.6%
Salaries, wages and benefits	72.2	85.9	(13.7)	(15.9)%
Income taxes payable	25.2	16.9	8.3	49.1%
Other current liabilities	137.2	149.5	(12.3)	(8.2)%
Total current liabilities	$498.4	$452.7	$45.7	10.1%
The increase in short-term debt was primarily due to borrowings of $7 million under the Company's Accounts Receivable Facility being classified as short-term as of March 31, 2017 in accordance with the terms of the agreement governing this facility and the Company's expectations relative to the minimum borrowing base, compared with all borrowings under this facility being classified as long-term as of December 31, 2016, as well as higher borrowings of $6 million under foreign lines of credit.
The increase in accounts payable was primarily due to higher days outstanding driven by the Company's initiative to extend payment terms with its suppliers, as well as increased purchasing activity. The decrease in accrued salaries, wages and benefits was primarily due to payments exceeding accruals for performance-based compensation by $11 million.

The increase in income taxes payable was primarily due to income tax expense of $16 million, partially offset by tax payments of $6 million. The decrease in other current liabilities was primarily due to a decrease in accrued interest of $6 million, the payment of property tax of $3 million and lower restructuring accruals of $3 million.

Non-Current Liabilities:

	March 31, 2017	December 31, 2016	$ Change	% Change
Long-term debt	$600.1	$635.0	$(34.9)	(5.5)%
Accrued pension cost	155.5	154.7	0.8	0.5%
Accrued postretirement benefits cost	130.7	131.5	(0.8)	(0.6)%
Deferred income taxes	3.0	3.9	(0.9)	(23.1)%
Other non-current liabilities	73.1	74.5	(1.4)	(1.9)%
Total non-current liabilities	$962.4	$999.6	$(37.2)	(3.7)%
The decrease in long-term debt was primarily due to a reduction of $41 million in borrowings under the Company's Senior Credit Facility, partially offset by additional borrowings of $6 million classified as long-term under the Accounts Receivable Facility.

Shareholders’ Equity:

	March 31, 2017	December 31, 2016	$ Change	% Change
Common stock	$944.8	$960.0	$(15.2)	(1.6)%
Earnings invested in the business	1,306.3	1,289.3	17.0	1.3%
Accumulated other comprehensive loss	(60.8)	(77.9)	17.1	(22.0)%
Treasury shares	(869.2)	(891.7)	22.5	(2.5)%
Noncontrolling interest	33.7	31.2	2.5	8.0%
Total shareholders’ equity	$1,354.8	$1,310.9	$43.9	3.3%
Earnings invested in the business in the first three months of 2017 increased by net income attributable to the Company of $38.2 million, partially offset by dividends declared of $20.3 million.
The decrease in accumulated other comprehensive loss was primarily due to foreign currency adjustments of $17.8 million. The foreign currency translation adjustments were due to the weakening of the U.S. dollar relative to other foreign currencies, including the Indian Rupee, the Chinese Yuan, the Russian Ruble and Mexican Peso. See "Other Matters - Foreign Currency" for further discussion regarding the impact of foreign currency translation.
The decrease in treasury shares was primarily due to $31 million of net shares issued for stock compensation plans during the first three months of 2017, partially offset by the Company's purchase of 185,000 of its common shares for $8.1 million.

Cash Flows

	Three Months Ended March 31,
	2017	2016	$ Change
Net cash provided by operating activities	$46.7	$48.6	$(1.9)
Net cash used in investing activities	(26.9)	(24.6)	(2.3)
Net cash used in financing activities	(43.0)	(20.9)	(22.1)
Effect of exchange rate changes on cash	3.9	4.6	(0.7)
(Decrease) increase in cash and cash equivalents	$(19.3)	$7.7	$(27.0)

Operating Activities:
Operating activities provided net cash of $46.7 million in the first three months of 2017, compared with net cash of $48.6 million provided in the first three months of 2016. The decrease was due to a net unfavorable change in working capital items of $17.8 million and the unfavorable impact of income taxes of $15.7 million, partially offset by higher cash net income of $20.4 million, the impact of pension and postretirement benefits of $7 million and the net impact of other items of $5 million. Refer to the tables below for additional detail of the impact of each line on net cash provided by operating activities.

The following table displays the impact of working capital items on cash during the first three months of 2017 and 2016, respectively:

	Three Months Ended March 31,
	2017	2016	$ Change
Cash Provided (Used):
Accounts receivable	$(50.3)	$(4.9)	$(45.4)
Inventories	(6.5)	(0.1)	(6.4)
Trade accounts payable	48.6	16.5	32.1
Other accrued expenses	(28.4)	(30.3)	1.9
Cash used by working capital items	$(36.6)	$(18.8)	$(17.8)

The following table displays the impact of income taxes on cash during the first three months of 2017 and 2016, respectively:

	Three Months Ended March 31,
	2017	2016	$ Change
Accrued income tax expense	$15.5	$29.1	$(13.6)
Income tax payments	(6.4)	(5.3)	(1.1)
Other miscellaneous items	(0.9)	0.1	(1.0)
Change in income taxes	$8.2	$23.9	$(15.7)

The following table displays the effect on cash for major components of net income during the first three months of 2017 and 2016, respectively:

	Three Months Ended March 31,
	2017	2016	$ Change
Net income attributable to The Timken Company	$38.2	$65.9	$(27.7)
CDSOA receivable (non-cash 2016)	—	(48.1)	48.1
Net income	$38.2	$17.8	$20.4

Investing Activities:
Net cash used in investing activities of $26.9 million in the first three months of 2017 increased $2.3 million from the same period in 2016 primarily due to a $6.3 million increase in investments in short-term marketable securities, net, partially offset by a $4.9 million decrease in cash used in capital expenditures.

Financing Activities:
The following table displays the factors impacting cash from financing activities during the first three months of 2017 and 2016, respectively:

	Three Months Ended March 31,
	2017	2016	$ Change
Net borrowings	$(22.9)	$31.2	$(54.1)
Purchase of treasury shares	(8.1)	(35.0)	26.9
Proceeds from exercise of stock options	16.6	0.3	16.3
Shares surrendered for taxes	(8.2)	(1.5)	(6.7)
Cash dividends paid to shareholders	(20.3)	(20.7)	0.4
Other	(0.1)	4.8	(4.9)
Increase in cash used in financing activities	$(43.0)	$(20.9)	$(22.1)

Liquidity and Capital Resources:

Reconciliation of total debt to net debt and the ratio of net debt to capital:

Net Debt:

	March 31, 2017	December 31, 2016
Short-term debt	$32.2	$19.2
Current portion of long-term debt	5.0	5.0
Long-term debt	600.1	635.0
Total debt	$637.3	$659.2
Less: Cash and cash equivalents	129.5	148.8
Restricted cash	2.9	2.7
Net debt	$504.9	$507.7

Ratio of Net Debt to Capital:

	March 31, 2017	December 31, 2016
Net debt	$504.9	$507.7
Shareholders’ equity	1,354.8	1,310.9
Net debt plus shareholders’ equity (capital)	$1,859.7	$1,818.6
Ratio of net debt to capital	27.1%	27.9%

The Company presents net debt because it believes net debt is more representative of the Company's financial position than total debt due to the amount of cash and cash equivalents held by the Company.

At March 31, 2017, approximately $120 million of the Company's $129.5 million of cash and cash equivalents resided in jurisdictions outside the United States. It is the Company's practice to use available cash in the United States to pay down its Senior Credit Facility or Accounts Receivable Facility in order to minimize total interest expense. As a result, the majority of the Company's cash on hand was outside the United States. Repatriation of these funds to the United States could be subject to domestic and foreign taxes and some portion may be subject to governmental restrictions. Part of the Company's strategy is to grow in attractive market sectors, many of which are outside the United States. This strategy includes making investments in facilities and equipment and potential new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments where feasible.

The Company has a $100 million Accounts Receivable Facility, which matures on November 30, 2018. The Accounts Receivable Facility is subject to certain borrowing base limitations and is secured by certain domestic accounts receivable of the Company. Certain borrowing base limitations reduced the availability of the Accounts Receivable Facility to $85.4 million at March 31, 2017. As of March 31, 2017, the Company had $62.0 million in outstanding borrowings, which reduced the availability under the facility to $23.4 million. The interest rate on the Accounts Receivable Facility is variable and was 1.77% as of March 31, 2017, which reflects the prevailing commercial paper rate plus facility fees.

The Company has a $500 million Senior Credit Facility, which matures on June 19, 2020. At December 31, 2016, the Senior Credit Facility had outstanding borrowings of $42.8 million, which reduced the availability to $457.2 million. The Senior Credit Facility has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At March 31, 2017, the Company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0 (3.75 to 1.0 for a limited period up to four quarters following an acquisition with a purchase price of $200 million or greater). As of March 31, 2017, the Company's consolidated leverage ratio was 1.59 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0. As of March 31, 2017, the Company's consolidated interest coverage ratio was 12.49 to 1.0.

The interest rate under the Senior Credit Facility is variable with a spread based on the Company's debt rating. This rate was 1.58% as of March 31, 2017. In addition, the Company pays a facility fee based on the consolidated leverage ratio multiplied by the aggregate commitments of all of the lenders under the Senior Credit Facility.

Other sources of liquidity include short-term lines of credit for certain of the Company's foreign subsidiaries, which provide for borrowings of up to approximately $233.6 million. Most of these credit lines are uncommitted. At March 31, 2017, the Company had borrowings outstanding of $25.2 million and bank guarantees of $1.7 million, which reduced the availability under these facilities to $206.7 million.

The Company expects that any cash requirements in excess of cash on hand and cash generated from operating activities will be met by the committed funds available under its Accounts Receivable Facility and the Senior Credit Facility. Management believes it has sufficient liquidity to meet its obligations through at least the term of the Senior Credit Facility.

The Company expects to remain in compliance with its debt covenants. However, the Company may need to limit its borrowings under the Senior Credit Facility or other facilities in order to remain in compliance. As of March 31, 2017, the Company could have borrowed the full amounts available under the Senior Credit Facility and Accounts Receivable Facility, and would have still been in compliance with its debt covenants.

The Company expects cash from operations of approximately $325 million in 2017, a decrease from 2016 of approximately $79 million or 20%, driven by the absence of CDSOA receipts, higher tax payments and unfavorable working capital, partially offset by higher operating income. The Company expects capital expenditures to be approximately 4% of sales in 2017, compared with 5% of sales in 2016.

Financing Obligations and Other Commitments:
During the first three months of 2017, the Company made contributions of $4.5 million to its global defined benefit pension plans. The Company currently expects to make contributions to its global defined benefit pension plans in 2017 totaling approximately $10 million. Returns for the Company's U.S. defined benefit plan pension assets for the first three months of 2017 were approximately 2.4%. Returns for the Company's global defined benefit pension plan assets in 2016 were 8.5%, which was above the weighted average expected rate of return of 5.78% predominantly due to both strong returns in equity and fixed income markets. The Company expects to record pension expense of approximately $15 million in 2017, including the mark-to-market remeasurement losses of approximately $4 million recorded during the first quarter, compared with pension expense of $73.4 million in 2016, which included approximately $60 million of mark-to-market remeasurement losses. The amount for 2017 does not include actuarial gains and losses that will be recognized immediately through earnings as a result of the remeasurement of pension plan assets and obligations in the fourth quarter of 2017.

The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.

Critical Accounting Policies and Estimates:
The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company reviews its critical accounting policies throughout the year. The Company has concluded that there have been no significant changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2016, during the three months ended March 31, 2017 other than the change in accounting principles described below.

Benefit Plans:
Effective January 1, 2017, the Company voluntarily changed its accounting principles for recognizing actuarial gains and losses and expected returns on plan assets for its defined benefit pension and other postretirement benefit plans, with retrospective application to prior periods. Prior to 2017, the Company amortized, as a component of pension and other postretirement expense, unrecognized actuarial gains and losses (included within Accumulated other comprehensive income (loss)) over the average remaining service period of active plan participants expected to receive benefits under the plan, or average remaining life expectancy of inactive plan participants when all or almost all of individual plan participants were inactive. The Company also historically calculated the market-related value of plan assets based on a five-year market adjustment. Under the new principles, actuarial gains and losses will be immediately recognized through net periodic benefit cost in the Statement of Income, upon the annual remeasurement in the fourth quarter, or on an interim basis if specific events trigger a remeasurement. In addition, the Company has changed its accounting policy for measuring the market-related value of plan assets from a calculated amount (based on a five-year smoothing of asset returns) to fair value. The Company believes these changes are preferable as they result in an accelerated recognition of actuarial gains and losses and changes in fair value of plan assets in its Consolidated Statement of Income, which provides greater transparency and better aligns with fair value principles by fully reflecting the impact of interest rate and economic changes on the Company's pension and other postretirement benefit liabilities and assets in the Company's operating results in the year in which the gains and losses are incurred.

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

For the three months ended March 31, 2017, the Company recorded a positive foreign currency translation adjustment of $17.8 million that increased shareholders' equity, compared with a positive foreign currency translation adjustment of $14.1 million that increased shareholders' equity for the three months ended March 31, 2016. The foreign currency translation adjustments for the three months ended March 31, 2017, were positively impacted by the weakening of the U.S. dollar relative to other foreign currencies, including the Indian Rupee, the Chinese Yuan, the Russian Ruble and Mexican Peso.

Foreign currency exchange losses resulting from transactions included in the Company's operating results for the first quarter of 2017 were $0.4 million, compared with a loss of $1.2 million during the first quarter of 2016.

Forward-Looking Statements

Certain statements set forth in this Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, that are not historical in nature (including the Company's forecasts, beliefs and expectations) are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management's Discussion and Analysis contains numerous forward-looking statements. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “outlook,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. The Company cautions readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of the Company due to a variety of factors, such as:

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

•	the impact on the Company's pension obligations due to changes in interest rates, investment performance and other tactics designed to reduce risk;

•	retention of CDSOA distributions; and

•	those items identified under Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2016.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. Furthermore, a discussion of market risk exposures is included in Part II, Item 7A. Quantitative and Qualitative Disclosure about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes in reported market risk since the inclusion of this discussion in the Company’s Annual Report on Form 10-K referenced above.

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

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, included a detailed discussion of our risk factors. There have been no material changes to the risk factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Common Shares

The following table provides information about purchases by the Company of its common shares during the quarter ended March 31, 2017.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
1/1/17 - 1/31/17	40,328	$40.62	30,000	—
2/1/17 - 2/28/17	191,471	45.38	40,000	9,960,000
3/1/17 - 3/31/17	117,616	44.45	115,000	9,845,000
Total	349,415	$44.52	185,000	9,845,000

(1)
Of the shares purchased in January, February and March, 10,328, 151,471 and 2,616, respectively, represent common shares of the Company that were owned and tendered by employees to exercise stock options, and to satisfy withholding obligations in connection with the exercise of stock options and vesting of restricted shares.

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

(3)
On February 6, 2017, the Board of Directors of the Company approved a share purchase plan pursuant to which the Company may purchase up to ten million of its common shares in the aggregate. This share repurchase plan expires on February 28, 2021. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans.

Item 6. Exhibits

18	Preferability Letter

31.1	Certification of Richard G. Kyle, President and Chief Executive Officer (principal executive officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101
Financial statements from the quarterly report on Form 10-Q of The Timken Company for the quarter ended March 31, 2017, filed on April 26, 2017, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY
Date: April 27, 2017	By: /s/ Richard G. Kyle
Richard G. Kyle President and Chief Executive Officer (Principal Executive Officer)

Date: April 27, 2017	By: /s/ Philip D. Fracassa
Philip D. Fracassa Executive Vice President and Chief Financial Officer (Principal Financial Officer)