Form 10-Q
period 2017-06-30
TIMKEN CO
filed 2017-07-27
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” a “smaller reporting company” and "emerging growth company," in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2017
Common Shares, without par value	77,842,980 shares

THE TIMKEN COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE TIMKEN COMPANY AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(Dollars in millions, except per share data)		(Revised)		(Revised)
Net sales	$750.6	$673.6	$1,454.4	$1,357.6
Cost of products sold	548.8	489.1	1,072.1	990.0
Gross Profit	201.8	184.5	382.3	367.6
Selling, general and administrative expenses	123.8	108.0	243.4	224.1
Pension settlement expenses	—	—	—	1.2
Impairment and restructuring charges	0.8	2.9	2.5	13.4
Operating Income	77.2	73.6	136.4	128.9
Interest expense	(8.5)	(8.7)	(16.4)	(17.1)
Interest income	0.7	0.4	1.3	0.7
Continued Dumping & Subsidy Offset Act income, net	—	6.1	—	53.8
Other income (expense), net	4.5	(1.7)	6.2	(1.7)
Income Before Income Taxes	73.9	69.7	127.5	164.6
(Benefit) provision for income taxes	(8.1)	21.5	7.4	50.6
Net Income	82.0	48.2	120.1	114.0
Less: Net loss attributable to noncontrolling interest	(0.5)	—	(0.6)	(0.1)
Net Income attributable to The Timken Company	$82.5	$48.2	$120.7	$114.1

Net Income per Common Share attributable to The Timken Company's Common Shareholders
Basic earnings per share	$1.06	$0.61	$1.55	$1.44

Diluted earnings per share	$1.04	$0.61	$1.53	$1.43

Dividends per share	$0.27	$0.26	$0.53	$0.52
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(Dollars in millions)		(Revised)		(Revised)

Net Income	$82.0	$48.2	$120.1	$114.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	11.5	(13.8)	31.9	1.5
Pension and postretirement liability adjustment	—	0.4	0.1	0.8
Change in fair value of derivative financial instruments	(1.4)	0.7	(2.2)	(1.6)
Other comprehensive income (loss), net of tax	10.1	(12.7)	29.8	0.7
Comprehensive Income, net of tax	92.1	35.5	149.9	114.7
Less: comprehensive income (loss) attributable to noncontrolling interest	(1.1)	0.1	1.4	1.2
Comprehensive Income attributable to The Timken Company	$93.2	$35.4	$148.5	$113.5
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	(Unaudited)	(Revised)
	June 30, 2017	December 31, 2016
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$445.1	$148.8
Restricted cash	2.8	2.7
Accounts receivable, less allowances (2017 – $19.2 million; 2016 – $20.2 million)	501.7	438.0
Inventories, net	617.0	553.7
Deferred charges and prepaid expenses	37.1	20.3
Other current assets	55.8	48.4
Total Current Assets	1,659.5	1,211.9

Property, Plant and Equipment, net	811.6	804.4

Other Assets
Goodwill	373.4	357.5
Non-current pension assets	31.1	32.1
Other intangible assets	288.3	271.0
Deferred income taxes	46.4	51.4
Other non-current assets	28.2	34.9
Total Other Assets	767.4	746.9
Total Assets	$3,238.5	$2,763.2

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$49.5	$19.2
Current portion of long-term debt	5.0	5.0
Accounts payable, trade	233.4	176.2
Salaries, wages and benefits	93.4	85.9
Income taxes payable	6.7	16.9
Other current liabilities	149.9	149.5
Total Current Liabilities	537.9	452.7

Non-Current Liabilities
Long-term debt	947.1	635.0
Accrued pension cost	158.8	154.7
Accrued postretirement benefits cost	127.7	131.5
Deferred income taxes	3.0	3.9
Other non-current liabilities	44.4	74.5
Total Non-Current Liabilities	1,281.0	999.6

Shareholders’ Equity
Class I and II Serial Preferred Stock, without par value:
Authorized – 10,000,000 shares each class, none issued	—	—
Common stock, without par value:
Authorized – 200,000,000 shares
Issued (including shares in treasury) (2017 – 98,375,135 shares; 2016 – 98,375,135 shares)
Stated capital	53.1	53.1
Other paid-in capital	893.4	906.9
Earnings invested in the business	1,367.7	1,289.3
Accumulated other comprehensive loss	(50.1)	(77.9)
Treasury shares at cost (2017 – 20,532,155 shares; 2016 – 20,925,492 shares)	(877.1)	(891.7)
Total Shareholders’ Equity	1,387.0	1,279.7
Noncontrolling Interest	32.6	31.2
Total Equity	1,419.6	1,310.9
Total Liabilities and Shareholders’ Equity	$3,238.5	$2,763.2
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2017	2016
(Dollars in millions)		(Revised)
CASH PROVIDED (USED)
Operating Activities
Net income attributable to The Timken Company	$120.7	$114.1
Net loss attributable to noncontrolling interest	(0.6)	(0.1)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66.8	65.0
Impairment charges	—	2.6
(Gain) loss on sale of assets	(1.1)	0.8
Continued Dumping and Subsidy Offset Act receivable	—	(6.2)
Deferred income tax provision	7.7	2.8
Stock-based compensation expense	10.4	6.7
Pension and other postretirement expense	9.9	9.7
Pension contributions and other postretirement benefit payments	(12.2)	(14.3)
Changes in operating assets and liabilities:
Accounts receivable	(46.0)	4.7
Inventories	(38.1)	(8.2)
Accounts payable, trade	50.5	12.5
Other accrued expenses	2.0	(8.9)
Income taxes	(56.7)	26.4
Other, net	1.2	(3.5)
Net Cash Provided by Operating Activities	114.5	204.1

Investing Activities
Capital expenditures	(39.9)	(50.4)
Acquisitions, net of cash received	(64.1)	(0.7)
Proceeds from disposal of property, plant and equipment	2.5	0.1
Investments in short-term marketable securities, net	(7.1)	(0.1)
Other	(0.3)	0.1
Net Cash Used in Investing Activities	(108.9)	(51.0)

Financing Activities
Cash dividends paid to shareholders	(41.4)	(41.1)
Purchase of treasury shares	(27.0)	(68.2)
Proceeds from exercise of stock options	25.7	0.4
Shares surrendered for taxes	(9.4)	(1.5)
Accounts receivable facility borrowings	46.1	30.0
Accounts receivable facility payments	(12.1)	(18.0)
Proceeds from long-term debt	478.3	133.1
Payments on long-term debt	(186.4)	(170.0)
Short-term debt activity, net	6.2	0.5
Increase in restricted cash	(0.1)	—
Other	—	4.8
Net Cash Provided by (Used in) Financing Activities	279.9	(130.0)
Effect of exchange rate changes on cash	10.8	3.3
Increase in Cash and Cash Equivalents	296.3	26.4
Cash and cash equivalents at beginning of year	148.8	129.6
Cash and Cash Equivalents at End of Period	$445.1	$156.0
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

Note 2 - Change in Accounting Principles
Effective January 1, 2017, the Company voluntarily changed its accounting principles for recognizing actuarial gains and losses and expected returns on plan assets for its defined benefit pension and other postretirement benefit plans, with retrospective application to prior periods. Prior to 2017, the Company amortized, as a component of pension and other postretirement expense, unrecognized actuarial gains and losses (included within accumulated other comprehensive income (loss)) over the average remaining service period of active plan participants expected to receive benefits under the plan, or average remaining life expectancy of inactive plan participants when all or almost all of individual plan participants were inactive. The Company also historically calculated the market-related value of plan assets based on a five-year market adjustment. Under the new principles, actuarial gains and losses will be immediately recognized through net periodic benefit cost in the Statement of Income, upon the annual remeasurement in the fourth quarter, or on an interim basis if specific events trigger a remeasurement. In addition, the Company has changed its accounting policy for measuring the market-related value of plan assets from a calculated amount (based on a five-year smoothing of asset returns) to fair value. The Company believes these changes are preferable as they result in an accelerated recognition of actuarial gains and losses and changes in fair value of plan assets in its Consolidated Statement of Income, which provides greater transparency and better aligns with fair value principles by fully reflecting the impact of interest rate and economic changes on the Company's pension and other postretirement benefit liabilities and assets in the Company's operating results in the year in which the gains and losses are incurred. As of January 1, 2017, the cumulative effect of the change in accounting principles resulted in a decrease of $239 million in earnings invested in the business and a corresponding increase of $244 million in accumulated other comprehensive loss that was partially offset by the net impact of the direct effects of these changes on inventory and deferred taxes of $5 million.
The following tables reflect the changes to financial statement line items as a result of the change in accounting principles for the periods presented in the accompanying unaudited consolidated financial statements:
Consolidated Statements of Income:

	Three Months Ended
	June 30, 2017			June 30, 2016
	Previous Accounting Method	As Reported	Effect of Accounting Change	As Previously Reported	Revised	Effect of Accounting Change
Cost of products sold	$551.1	$548.8	$(2.3)	$491.3	$489.1	$(2.2)
Gross profit	199.5	201.8	2.3	182.3	184.5	2.2
Selling, general and administrative expense	126.5	123.8	(2.7)	110.2	108.0	(2.2)
Pension settlement expenses	1.1	—	(1.1)	0.4	—	(0.4)
Operating income	71.1	77.2	6.1	68.8	73.6	4.8
Income before income taxes	67.8	73.9	6.1	64.9	69.7	4.8
(Benefit) provision for income taxes	(10.2)	(8.1)	2.1	20.0	21.5	1.5
Net income	78.0	82.0	4.0	44.9	48.2	3.3
Net income attributable to The Timken Company	$78.5	$82.5	$4.0	$44.9	$48.2	$3.3
Basic earnings per share	$1.01	$1.06	$0.05	$0.57	$0.61	$0.04
Diluted earnings per share	$0.99	$1.04	$0.05	$0.57	$0.61	$0.04

Consolidated Statements of Income:

	Six Months Ended
	June 30, 2017			June 30, 2016
	Previous Accounting Method	As Reported	Effect of Accounting Change	As Previously Reported	Revised	Effect of Accounting Change
Cost of products sold	$1,074.2	$1,072.1	$(2.1)	$994.4	$990.0	$(4.4)
Gross profit	380.2	382.3	2.1	363.2	367.6	4.4
Selling, general and administrative expense	247.0	243.4	(3.6)	228.5	224.1	(4.4)
Pension settlement expenses	11.8	—	(11.8)	1.6	1.2	(0.4)
Operating income	118.9	136.4	17.5	119.7	128.9	9.2
Income before income taxes	110.0	127.5	17.5	155.4	164.6	9.2
Provision for income taxes	1.3	7.4	6.1	47.6	50.6	3.0
Net income	108.7	120.1	11.4	107.8	114.0	6.2
Net income attributable to The Timken Company	$109.3	$120.7	$11.4	$107.9	$114.1	$6.2
Basic earnings per share	$1.40	$1.55	$0.15	$1.36	$1.44	$0.08
Diluted earnings per share	$1.38	$1.53	$0.15	$1.35	$1.43	$0.08

Consolidated Statements of Comprehensive Income:

	Three Months Ended
	June 30, 2017			June 30, 2016
	Previous Accounting Method	As Reported	Effect of Accounting Change	As Previously Reported	Revised	Effect of Accounting Change
Net Income	$78.0	$82.0	$4.0	$44.9	$48.2	$3.3
Foreign currency translation adjustments	11.5	11.5	—	(18.4)	(13.8)	4.6
Pension and postretirement liability adjustment	4.0	—	(4.0)	8.3	0.4	(7.9)
Other comprehensive income (loss), net of tax	14.1	10.1	(4.0)	(9.4)	(12.7)	(3.3)
Comprehensive Income, net of tax	92.1	92.1	—	35.5	35.5	—
Less: comprehensive income (loss) attributable to noncontrolling interest	(1.1)	(1.1)	—	0.2	0.1	(0.1)
Comprehensive Income attributable to The Timken Company	$93.2	$93.2	$—	$35.3	$35.4	$0.1

	Six Months Ended
	June 30, 2017			June 30, 2016
	Previous Accounting Method	As Reported	Effect of Accounting Change	As Previously Reported	Revised	Effect of Accounting Change
Net Income	$108.7	$120.1	$11.4	$107.8	$114.0	$6.2
Foreign currency translation adjustments	31.9	31.9	—	(3.6)	1.5	5.1
Pension and postretirement liability adjustment	11.5	0.1	(11.4)	12.0	0.8	(11.2)
Other comprehensive income, net of tax	41.2	29.8	(11.4)	6.8	0.7	(6.1)
Comprehensive Income, net of tax	149.9	149.9	—	114.6	114.7	0.1
Less: comprehensive income attributable to noncontrolling interest	1.4	1.4	—	1.2	1.2	—
Comprehensive Income attributable to The Timken Company	$148.5	$148.5	$—	$113.4	$113.5	$0.1

Consolidated Balance Sheets:

	June 30, 2017			December 31, 2016
	Previous Accounting Method	As Reported	Effect of Accounting Change	As Previously Reported	Revised	Effect of Accounting Change
Inventories, net	$609.1	$617.0	$7.9	$545.8	$553.7	$7.9
Total current assets	1,651.6	1,659.5	7.9	1,204.0	1,211.9	7.9
Deferred income taxes	49.4	46.4	(3.0)	54.4	51.4	(3.0)
Total other assets	770.4	767.4	(3.0)	749.9	746.9	(3.0)
Total assets	3,233.6	3,238.5	4.9	2,758.3	2,763.2	4.9
Earnings invested in the business	1,595.6	1,367.7	(227.9)	1,528.6	1,289.3	(239.3)
Accumulated other comprehensive loss	(282.8)	(50.1)	232.7	(322.0)	(77.9)	244.1
Total shareholders' equity	1,382.2	1,387.0	4.8	1,274.9	1,279.7	4.8
Noncontrolling interest	32.5	32.6	0.1	31.1	31.2	0.1
Total equity	1,414.7	1,419.6	4.9	1,306.0	1,310.9	4.9
Total liabilities and shareholders' equity	$3,233.6	$3,238.5	$4.9	$2,758.3	$2,763.2	$4.9

Consolidated Statements of Cash Flows:

	Six Months Ended
	June 30, 2017			June 30, 2016
	Previous Accounting Method	As Reported	Effect of Accounting Change	As Previously Reported	Revised	Effect of Accounting Change
Net income attributable to The Timken Company	$109.3	$120.7	$11.4	$107.9	$114.1	$(6.2)
Deferred income tax provision (benefit)	1.6	7.7	6.1	(0.2)	2.8	(3.0)
Pension and other postretirement expense	27.4	9.9	(17.5)	18.9	9.7	9.2

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

d.
changing certain presentation requirements in the statement of cash flows, including removing the requirement to present excess tax benefits as an inflow from financing activities and an outflow from operating activities and requiring the cash paid to taxing authorities arising from withheld shares to be classified as a financing activity; and

e.
the assumed proceeds from applying the treasury stock method when computing earnings per share is amended to exclude the amount of excess tax benefits that would be recognized in additional paid-in capital.

On January 1, 2017, the Company adopted the provisions of ASU 2016-09. The presentation of the Consolidated Statement of Cash Flows for shares surrendered by employees to meet the minimum statutory withholding requirement was applied retrospectively. As a result of the adoption of ASU 2016-09, $1.5 million was reclassified from the other accrued expenses line in the operating activities section of the Consolidated Statement of Cash Flows to the shares surrendered for taxes line in the financing activities section for the first six months of 2016.

In addition, the adoption of ASU 2016-09 resulted in the Company making an accounting policy election to change how it will recognize the number of stock awards that will ultimately vest. In the past, the Company applied a forfeiture rate to shares granted. With the adoption of ASU 2016-09, the Company will recognize forfeitures as they occur. This change resulted in the Company making a cumulative effect change to retained earnings of $0.9 million. For additional information, refer to Note 10 - Equity for the disclosure of the cumulative effect change. In addition, the Company began recording the tax effects associated with stock-based compensation through the income statement on a prospective basis, which resulted in a tax benefit of $1.8 million for the first six months of 2017. Finally, the Company adjusted dilutive shares to remove the excess tax benefits from the calculation of earnings per share on a prospective basis. The revised calculation is more dilutive, but it did not change earnings per share for prior years.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." ASU 2015-11 requires inventory to be measured at the lower of cost and net realizable value, which is defined as the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. Under existing guidance, net realizable value is one of several acceptable measures of market value that could be used to measure inventory at the lower of cost or market and, as such, the new guidance reduces the complexity in the measurement. On January 1, 2017, the Company adopted the provisions of ASU 2015-11 on a prospective basis. The adoption of ASU 2015-11 did not have a material impact on the Company's results of operations or financial condition.

New Accounting Guidance Issued and Not Yet Adopted:
In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting." ASU 2017-09 provides clarity on which changes to the terms or conditions of share-based payment awards require entities to apply the modification accounting provisions required in Topic 718. ASU 2017-09 is effective for all entities for annual reporting periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company does not expect that the adoption of ASU 2017-09 will have a material impact on the Company's results of operations and financial condition.

In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 impacts where the components of net benefit cost are presented within an entity’s income statement. Service cost will be included in other employee compensation costs within operating income and is the only component that may be capitalized when applicable. The other components of net periodic benefit cost will be presented separately outside of operating income. ASU 2017-07 is effective for annual reporting periods beginning after December 15, 2017 and interim periods within that reporting period. Early adoption will be permitted as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. The Company is currently evaluating the effect that the adoption of ASU 2017-07 will have on the Company's results of operations.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” Prior to the issuance of the new accounting guidance, entities first assessed qualitative factors to determine whether a two-step goodwill impairment test is necessary. When entities bypass or fail the qualitative analysis, they are required to apply a two-step goodwill impairment test. Step 1 compares a reporting unit’s fair value to its carrying amount to determine if there is a potential impairment. If the carrying amount of a reporting unit exceeds its fair value, Step 2 is required to be completed. Step 2 involves determining the implied fair value of goodwill and comparing it to the carrying amount of that goodwill to measure the impairment loss, if any. ASU 2017-04 eliminates Step 2 of the current goodwill impairment test. ASU 2017-04 will require that a goodwill impairment loss be measured at the amount by which a reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for years beginning after December 15, 2019, with early adoption permitted, and must be applied prospectively. The Company is currently evaluating the effect that the adoption of ASU 2017-04 will have on the Company's results of operations and financial condition.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU 2016-13 changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The new guidance will replace the current incurred loss approach with an expected loss model. The new expected credit loss impairment model will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt instruments, net investments in leases, loan commitments and standby letters of credit. Upon initial recognition of the exposure, the expected credit loss model requires entities to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider historical information, current information and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics should be grouped together when estimating expected credit losses. ASU 2016-13 does not prescribe a specific method to make the estimate so its application will require significant judgment. ASU 2016-13 is effective in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the effect that ASU 2016-13 will have on the Company's results of operations and financial condition.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 was issued to increase transparency and comparability among entities by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about lease arrangements. ASU 2016-02 is effective for public companies for fiscal years and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the effect that ASU 2016-02 will have on the Company's results of operations and financial condition.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires disclosures sufficient to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill a contract. On July 9, 2015, the FASB decided to delay the effective date of this new accounting guidance by one year, which will result in it being effective for annual periods beginning after December 15, 2017. Although early adoption is permitted, the Company intends to adopt the new accounting standard effective January 1, 2018.

The two permitted transition methods under the new standard are 1) the full retrospective method, in which case the standard would be applied to each prior reporting period presented, subject to allowable practical expedients and the cumulative effect of applying the standard would be recognized at the earliest period shown and 2) the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application accompanied by additional disclosures comparing the current period results presented under the new standard to the prior periods presented under the current revenue recognition standards. The Company plans to use the modified retrospective method.

The Company is currently assessing the impact of the new standard on its business by reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements of the new standard to its revenue contracts. The assessment phase of the project has identified potential accounting differences that may arise from the application of the new standard. The Company is in the process of reviewing individual contracts and performing a deeper analysis of the impacts of the new standard. The Company made significant progress on contract reviews during the first half of 2017 and expects to finalize its evaluation of these and other potential differences that may result from applying the new standard to the Company's contracts with customers in 2017 and will provide updates on its progress in future filings.

Note 4 - Acquisitions
During the first six months of 2017, the Company completed two acquisitions. On May 5, 2017, the Company completed the acquisition of the assets of PT Tech, Inc. ("PT Tech"), a manufacturer of engineered clutches, brakes, hydraulic power take-off units and other torque management devices used in mining, aggregate, wood recycling and metals industries. On April 3, 2017, the Company completed the acquisition of Torsion Control Products, Inc. ("Torsion Control Products"), a manufacturer of engineered torsional couplings used in construction, agriculture and mining industries. Aggregate sales for these companies for the most recent twelve months prior to their respective acquisitions totaled approximately $41.5 million. The total purchase price for these two acquisitions was $63.4 million, net of cash received. Both acquisitions are subject to post-closing working capital adjustments. Based on markets and customers served, substantially all of the results for PT Tech and Torsion Control Products are reported in the Mobile Industries segment.

The following table presents the initial purchase price allocation for acquisitions in 2017:

Initial Purchase Price Allocation
Assets:
Accounts receivable, net	$7.5
Inventories, net	11.9
Property, plant and equipment, net	4.0
Goodwill	15.1
Other intangible assets	29.5
Total assets acquired	$68.0
Liabilities:
Accounts payable, trade	$2.1
Salaries, wages and benefits	0.3
Other current liabilities	2.1
Total liabilities assumed	$4.5
Net assets acquired	$63.5

The following table summarizes the initial purchase price allocation for identifiable intangible assets acquired in 2017:

	Initial Purchase Price Allocation
		Weighted - Average Life
Trade Name	$1.5	14 years
Know-How	8.5	20 years
All customer relationships	19.1	19 years
Non-competition agreements	0.2	5 years
Capitalized software	0.2	3 years
Total intangible assets	$29.5

During 2016, the Company completed two acquisitions. On October 31, 2016, the Company completed the acquisition of EDT Corp. ("EDT"), a manufacturer of polymer housed units and stainless steel ball bearings used primarily in the food and beverage industry. On July 8, 2016, the Company completed the acquisition of Lovejoy Inc. ("Lovejoy"), a manufacturer of premium industrial couplings and universal joints. Aggregate sales for these companies for the most recent twelve months prior to their respective acquisitions totaled approximately $61 million. The total purchase price for these two acquisitions was $74.4 million in cash and $2.2 million in assumed debt. The Company acquired cash of approximately $2.5 million as part of these acquisitions.

In January 2017, the Company paid a net purchase price adjustment of $0.6 million in connection with the EDT acquisition, resulting in an adjustment to goodwill. During the second quarter of 2017, the Company re-evaluated the fair value of certain contingent liabilities assumed in the Lovejoy acquisition, resulting in adjustments to other current assets, goodwill, other current liabilities and other non-current liabilities. The following table presents the final purchase price allocation for both the Lovejoy and the EDT acquisitions:

	Initial Purchase Price Allocation	Adjustment	Final Purchase Price Allocation
Assets:
Accounts receivable, net	$8.4		$8.4
Inventories, net	17.8		17.8
Other current assets	5.3	(0.2)	5.1
Property, plant and equipment, net	16.5		16.5
Goodwill	29.9	(1.1)	28.8
Other intangible assets	27.9		27.9
Other non-current assets	0.1		0.1
Total assets acquired	$105.9	$(1.3)	$104.6
Liabilities:
Accounts payable, trade	$8.1		$8.1
Salaries, wages and benefits	1.3		1.3
Other current liabilities	4.4	(0.6)	3.8
Long-term debt	2.2		2.2
Deferred taxes	10.4		10.4
Other non-current liabilities	7.6	(1.3)	6.3
Total liabilities assumed	$34.0	$(1.9)	$32.1
Net assets acquired	$71.9	$0.6	$72.5

Note 5 - Inventories
The components of inventories at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
Manufacturing supplies	$28.9	$28.2
Raw materials	71.1	54.9
Work in process	214.5	182.9
Finished products	331.9	308.8
Subtotal	$646.4	$574.8
Allowance for obsolete and surplus inventory	(29.4)	(21.1)
Total Inventories, net	$617.0	$553.7

Inventories are valued at the lower of cost or market, with approximately 55% valued by the first-in, first-out ("FIFO") method and the remaining 45% valued by the last-in, first-out ("LIFO") method. The majority of the Company's domestic inventories are valued by the LIFO method and all of the Company's international (outside the United States) inventories are valued by the FIFO method.

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

The LIFO reserves at June 30, 2017 and December 31, 2016 were $165.3 million and $179.5 million, respectively. The Company recognized a decrease in its LIFO reserve of $14.2 million during the first six months of 2017, compared with a decrease in its LIFO reserve of $5.9 million during the first six months of 2016.

Note 6 - Property, Plant and Equipment
The components of property, plant and equipment at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
Land and buildings	$452.5	$425.4
Machinery and equipment	1,846.9	1,807.6
Subtotal	$2,299.4	$2,233.0
Accumulated depreciation	(1,487.8)	(1,428.6)
Property, plant and equipment, net	$811.6	$804.4

Total depreciation expense for the six months ended June 30, 2017 and 2016 was $48.7 million and $46.9 million, respectively.

Note 7 - Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2017 were as follows:

	Mobile Industries	Process Industries	Total
Beginning balance	$97.2	$260.3	$357.5
Acquisitions	15.1	(1.1)	14.0
Foreign currency translation adjustments	0.4	1.5	1.9
Ending balance	$112.7	$260.7	$373.4

The PT Tech and Torsion Control Products acquisitions in the second quarter resulted in $15.1 million of additional goodwill for the Mobile Industries segment. The Company paid a net purchase price adjustment of $0.6 million in January 2017 in connection with the acquisition of EDT, which resulted in an increase to goodwill. The Company also adjusted its purchase price allocation for the Lovejoy acquisition in 2017, which resulted in a $1.7 million reduction to goodwill. Both EDT and Lovejoy are reported in the Process Industries segment.

The following table displays intangible assets as of June 30, 2017 and December 31, 2016:

	As of June 30, 2017			As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$230.9	$92.2	$138.7	$211.4	$84.4	$127.0
Know-how	49.2	9.7	39.5	40.3	8.5	31.8
Industrial license agreements	0.1	0.1	—	0.1	0.1	—
Land-use rights	8.6	4.8	3.8	7.8	4.6	3.2
Patents	2.1	2.1	—	2.1	2.1	—
Technology use	55.0	18.5	36.5	54.9	16.9	38.0
Trademarks	7.8	4.0	3.8	6.5	3.8	2.7
Non-compete agreements	1.1	0.7	0.4	0.9	0.7	0.2
Favorable Leases	0.1	—	0.1	0.1	—	0.1
Capitalized Software	256.8	219.5	37.3	251.7	211.8	39.9
	$611.7	$351.6	$260.1	$575.8	$332.9	$242.9
Intangible assets not subject to amortization:
Tradenames	$19.5	$—	$19.5	$19.4	$—	$19.4
FAA air agency certificates	8.7	—	8.7	8.7	—	8.7
	$28.2		$28.2	$28.1		$28.1
Total intangible assets	$639.9	$351.6	$288.3	$603.9	$332.9	$271.0

Amortization expense for intangible assets was $18.2 million and $18.1 million for the six months ended June 30, 2017 and 2016, respectively. Amortization expense for intangible assets is estimated to be $36.1 million in 2017; $30.3 million in 2018; $26.0 million in 2019; $21.4 million in 2020; and $17.8 million in 2021.

Note 8 - Financing Arrangements
Short-term debt at June 30, 2017 and December 31, 2016, was as follows:

	June 30, 2017	December 31, 2016
Variable-rate Accounts Receivable Facility with an interest rate of 1.88% at June 30, 2017	$22.4	$—
Borrowings under variable-rate lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 0.50% to 4.79% at June 30, 2017 and 0.50% at December 31, 2016, respectively.	27.1	19.2
Short-term debt	$49.5	$19.2

The Company has a $100 million Amended and Restated Asset Securitization Agreement ("Accounts Receivable Facility") that matures on November 30, 2018. Under the terms of the Accounts Receivable Facility, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly owned consolidated subsidiary, which, in turn, uses the trade receivables to secure borrowings that are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the Accounts Receivable Facility are limited by certain borrowing base limitations. These limitations reduced the availability of the Accounts Receivable Facility to $87.2 million at June 30, 2017. As of June 30, 2017, there were outstanding borrowings of $82.9 million under the Accounts Receivable Facility, which reduced the availability under this facility to $4.3 million. The cost of this facility, which is the prevailing commercial paper rate plus program fees, is considered a financing cost and is included in interest expense in the Consolidated Statements of Income. The outstanding balance under the Accounts Receivable Facility was classified as short-term or long-term in accordance with the terms of the agreement and reflects the Company's expectations relative to the minimum borrowing base.

The lines of credit for certain of the Company’s foreign subsidiaries provide for short-term borrowings up to $243.4 million in the aggregate. Most of these lines of credit are uncommitted. At June 30, 2017, the Company’s foreign subsidiaries had borrowings outstanding of $27.1 million and bank guarantees of $1.9 million, which reduced the aggregate availability under these facilities to $214.4 million.

Long-term debt at June 30, 2017 and December 31, 2016 was as follows:

	June 30, 2017	December 31, 2016
Fixed-rate Medium-Term Notes, Series A, maturing at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	$159.5	$159.5
Fixed-rate Senior Unsecured Notes, maturing on September 1, 2024, with an interest rate of 3.875%	346.4	345.9
Variable-rate Senior Credit Facility with a weighted-average interest rate of 1.67% at June 30, 2017 and 1.50% at December 31, 2016	384.0	83.8
Variable-rate Accounts Receivable Facility with an interest rate of 1.88% at June 30, 2017 and 1.65% at December 31, 2016	60.5	48.9
Other	1.7	1.9
	$952.1	$640.0
Less current maturities	5.0	5.0
Long-term debt	$947.1	$635.0

The Company has a $500 million Amended and Restated Credit Agreement ("Senior Credit Facility"), which matures on June 19, 2020. At June 30, 2017, the Company had $384.0 million of outstanding borrowings under the Senior Credit Facility, which reduced the availability under this facility to $116.0 million. The increased borrowings under the Company's Senior Credit Facility were primarily needed to fund the acquisition of Groeneveld Group ("Groeneveld") that closed on July 3, 2017. Refer to Note 21 - Subsequent Events for additional information. The Senior Credit Facility has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At June 30, 2017, the Company was in full compliance with both of these covenants under the Senior Credit Facility.

Note 9 - Contingencies
Product Warranties:
The Company provides limited warranties on certain of its products. The following is a rollforward of the warranty liability for the six months ended June 30, 2017 and the twelve months ended December 31, 2016:

	June 30, 2017	December 31, 2016
Beginning balance, January 1	$6.9	$5.4
Additions	1.9	2.4
Payments	(1.1)	(0.9)
Ending balance	$7.7	$6.9

The product warranty liability at June 30, 2017 and December 31, 2016 was included in other current liabilities on the Consolidated Balance Sheets.

Currently, the Company is evaluating claims raised by certain customers with respect to the performance of bearings sold into the wind energy sector. Accruals related to this matter are included in the table above. Management believes that the outcome of these claims will not have a material effect on the Company’s consolidated financial position; however, the effect of any such outcome may be material to the results of operations of any particular period in which costs in excess of amounts provided, if any, are recognized.

Note 10 - Equity

The changes in the equity components for the six months ended June 30, 2017 were as follows:

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Earnings Invested in the Business	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non- controlling Interest
Balance at December 31, 2016	$1,310.9	$53.1	$906.9	$1,289.3	$(77.9)	$(891.7)	$31.2
Cumulative effect of ASU 2016-09	0.5		1.4	(0.9)
Net income (loss)	120.1			120.7			(0.6)
Foreign currency translation adjustment	31.9				29.9		2.0
Pension and postretirement liability adjustments (net of $0.1 income tax benefit)	0.1				0.1
Change in fair value of derivative financial instruments, net of reclassifications	(2.2)				(2.2)
Dividends – $0.53 per share	(41.4)			(41.4)
Stock-based compensation expense	10.4		10.4
Stock purchased at fair market value	(27.0)					(27.0)
Stock option exercise activity	25.7		(9.4)			35.1
Restricted share activity	—		(15.9)			15.9
Shares surrendered for taxes	(9.4)					(9.4)
Balance at June 30, 2017	$1,419.6	$53.1	$893.4	$1,367.7	$(50.1)	$(877.1)	$32.6

Note 11 - Accumulated Other Comprehensive Income (Loss)

The following tables present details about components of accumulated other comprehensive loss for the three and six months ended June 30, 2017 and 2016, respectively:

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at March 31, 2017	$(62.0)	$1.6	$(0.4)	$(60.8)
Other comprehensive income (loss) before reclassifications and income tax	11.5	—	(2.0)	9.5
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	0.1	(0.3)	(0.2)
Income tax expense (benefit)	—	(0.1)	0.9	0.8
Net current period other comprehensive income (loss), net of income taxes	11.5	—	(1.4)	10.1
Noncontrolling interest	0.6	—	—	0.6
Net current period comprehensive income (loss), net of income taxes and noncontrolling interest	12.1	—	(1.4)	10.7
Balance at June 30, 2017	$(49.9)	$1.6	$(1.8)	$(50.1)

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2016	$(79.8)	$1.5	$0.4	$(77.9)
Other comprehensive income (loss) before reclassifications and income tax	31.9	—	(3.1)	28.8
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	0.2	(0.5)	(0.3)
Income tax expense (benefit)	—	(0.1)	1.4	1.3
Net current period other comprehensive income (loss), net of income taxes	31.9	0.1	(2.2)	29.8
Noncontrolling interest	(2.0)	—	—	(2.0)
Net current period comprehensive income (loss), net of income taxes and noncontrolling interest	29.9	0.1	(2.2)	27.8
Balance at June 30, 2017	$(49.9)	$1.6	$(1.8)	$(50.1)

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at March 31, 2016	$(41.2)	$0.8	$(2.0)	$(42.4)
Other comprehensive (loss) income before reclassifications and income tax	(13.8)	—	0.9	(12.9)
Amounts reclassified from accumulated other comprehensive income, before income tax	—	0.7	0.2	0.9
Income tax benefit	—	(0.3)	(0.4)	(0.7)
Net current period other comprehensive (loss) income, net of income taxes	(13.8)	0.4	0.7	(12.7)
Noncontrolling interest	(0.1)	—	—	(0.1)
Net current period comprehensive (loss) income, net of income taxes and noncontrolling interest	(13.9)	0.4	0.7	(12.8)
Balance at June 30, 2016	$(55.1)	$1.2	$(1.3)	$(55.2)

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2015	$(55.3)	$0.4	$0.3	$(54.6)
Other comprehensive income (loss) before reclassifications and income tax	1.5	—	(2.0)	(0.5)
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	1.3	(0.6)	0.7
Income tax (benefit) expense	—	(0.5)	1.0	0.5
Net current period other comprehensive income (loss), net of income taxes	1.5	0.8	(1.6)	0.7
Noncontrolling interest	(1.3)	—	—	(1.3)
Net current period comprehensive income (loss), net of income taxes and noncontrolling interest	0.2	0.8	(1.6)	(0.6)
Balance at June 30, 2016	$(55.1)	$1.2	$(1.3)	$(55.2)
Other comprehensive (loss) income before reclassifications and income taxes includes the effect of foreign currency.

The before-tax reclassification of pension and postretirement liability adjustments was due to the amortization of prior service costs and was included in costs of products sold and selling, general and administrative ("SG&A") expenses in the Consolidated Statement of Income. The reclassification of the remaining components of accumulated other comprehensive loss was included in other (expense) income, net in the Consolidated Statement of Income.

Note 12 - Earnings Per Share

The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three months ended June 30, 2017 and 2016, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to The Timken Company	$82.5	$48.2	$120.7	$114.1
Less: undistributed earnings allocated to nonvested stock	—	—	—	—
Net income available to common shareholders for basic earnings per share and diluted earnings per share	$82.5	$48.2	$120.7	$114.1
Denominator:
Weighted average number of shares outstanding, basic	77,931,576	78,671,509	77,814,438	79,225,703
Effect of dilutive securities:
Stock options and awards based on the treasury stock method	1,097,821	641,265	1,129,991	654,519
Weighted average number of shares outstanding, assuming dilution of stock options and awards	79,029,397	79,312,774	78,944,429	79,880,222
Basic earnings per share	$1.06	$0.61	$1.55	$1.44
Diluted earnings per share	$1.04	$0.61	$1.53	$1.43

The exercise prices for certain stock options that the Company has awarded exceed the average market price of the Company’s common shares. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. The antidilutive stock options outstanding during the three months ended June 30, 2017 and 2016 were 465,826 and 3,440,775, respectively. During the six months ended June 30, 2017 and 2016, the antidilutive stock options outstanding were 556,683 and 3,266,844, respectively.

Note 13 - Segment Information

The primary measurement used by management to measure the financial performance of each segment is EBIT (earnings before interest and taxes).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales:
Mobile Industries	$408.4	$367.8	$791.4	$751.0
Process Industries	342.2	305.8	663.0	606.6
	$750.6	$673.6	$1,454.4	$1,357.6

Segment EBIT:
Mobile Industries	$34.4	$37.4	$65.2	$69.4
Process Industries	60.2	47.9	103.2	81.7
Total EBIT, for reportable segments	$94.6	$85.3	$168.4	$151.1
Corporate expenses	(12.9)	(13.4)	(25.8)	(23.9)
Continued Dumping & Subsidy Offset Act income, net	—	6.1	—	53.8
Interest expense	(8.5)	(8.7)	(16.4)	(17.1)
Interest income	0.7	0.4	1.3	0.7
Income before income taxes	$73.9	$69.7	$127.5	$164.6

Note 14 - Impairment and Restructuring Charges
Impairment and restructuring charges by segment are comprised of the following:

For the three months ended June 30, 2017:

	Mobile Industries	Process Industries	Corporate	Total
Severance and related benefit costs	$0.6	$0.1	$—	$0.7
Exit costs	0.1	—	—	0.1
Total	$0.7	$0.1	$—	$0.8

For the three months ended June 30, 2016:

	Mobile Industries	Process Industries	Corporate	Total
Severance and related benefit costs	$0.7	$0.9	$—	$1.6
Exit costs	1.1	0.2	—	1.3
Total	$1.8	$1.1	$—	$2.9

For the six months ended June 30, 2017:

	Mobile Industries	Process Industries	Corporate	Total
Severance and related benefit costs	$1.8	$0.1	$—	$1.9
Exit costs	0.1	—	0.5	0.6
Total	$1.9	$0.1	$0.5	$2.5

For the six months ended June 30, 2016:

	Mobile Industries	Process Industries	Corporate	Total
Impairment charges	$2.6	$—	$—	$2.6
Severance and related benefit costs	4.8	4.5	—	9.3
Exit costs	1.3	0.2	—	1.5
Total	$8.7	$4.7	$—	$13.4

The following discussion explains the impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above.

On September 29, 2016, the Company announced the closure of its bearing plant in Pulaski, Tennessee ("Pulaski"), which is expected to close at the end of the third quarter of 2017 and to affect approximately 120 employees. During the second quarter and first six months of 2017, the Company recognized severance and related benefit costs of $0.4 million and $1.1 million, respectively, related to this closure. The Company has incurred pretax costs related to this closure of $7.1 million as of June 30, 2017, including rationalization costs recorded in cost of products sold.

On March 17, 2016, the Company announced the closure of its bearing plant in Altavista, Virginia ("Altavista"). The Company completed the closure of this manufacturing facility on March 31, 2017. During the first six months of 2016, the Company recorded impairment charges of $2.4 million and severance and related benefit costs of $1.5 million in connection with this closure. The Company has incurred pretax costs related to this closure of $11.2 million as of June 30, 2017, including rationalization costs recorded in cost of products sold.

During the first six months of 2017, the Company recognized $0.8 million of severance and related benefit costs to eliminate approximately 17 positions in the aggregate. The $0.8 million charge for the first six months of 2017 primarily related to the Mobile Industries segment. During the second quarter and first six months of 2016, the Company recognized $1.2 million and $7.5 million, respectively, of severance and related benefit costs to eliminate approximately 100 positions. Of the $1.2 million charge for the second quarter of 2016, $0.3 million related to the Mobile Industries segment and $0.9 million related to the Process Industries segment. Of the $7.5 million charge for the first six months of 2016, $3.0 million related to the Mobile Industries segment and $4.5 million related to the Process Industries segment.

Consolidated Restructuring Accrual:
The following is a rollforward of the consolidated restructuring accrual for the six months ended June 30, 2017 and the twelve months ended December 31, 2016:

	June 30, 2017	December 31, 2016
Beginning balance, January 1	$10.1	$11.3
Expense	2.5	17.8
Payments	(6.8)	(19.0)
Ending balance	$5.8	$10.1

The restructuring accruals at June 30, 2017 and December 31, 2016 were included in other current liabilities on the Consolidated Balance Sheets.

Note 15 - Retirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans. The amounts for the three months and six months ended June 30, 2017 are based on calculations prepared by the Company's actuaries and represent the Company’s best estimate of each period’s proportionate share of the amounts to be recorded for the year ending December 31, 2017.

	U.S. Plans		International Plans		Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$3.0	$3.3	$0.4	$0.3	$3.4	$3.6
Interest cost	6.1	6.7	1.9	2.8	8.0	9.5
Expected return on plan assets	(7.0)	(7.5)	(2.7)	(2.7)	(9.7)	(10.2)
Amortization of prior service cost	0.4	0.4	—	—	0.4	0.4
Net periodic benefit cost	$2.5	$2.9	$(0.4)	$0.4	$2.1	$3.3

	U.S. Plans		International Plans		Total
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$6.1	$6.6	$0.8	$0.7	$6.9	$7.3
Interest cost	12.3	13.4	3.7	5.6	16.0	19.0
Expected return on plan assets	(14.0)	(14.9)	(5.4)	(5.4)	(19.4)	(20.3)
Amortization of prior service cost	0.7	0.8	—	—	0.7	0.8
Recognition of actuarial loss	4.4	—	—	—	4.4	—
Net periodic benefit cost	$9.5	$5.9	$(0.9)	$0.9	$8.6	$6.8
During the first quarter of 2017, the Company recognized actuarial losses of $4.4 million as a result of the remeasurement of plan assets and obligations for one of the Company’s U.S. defined benefit pension plans. The remeasurement was due to lump sum payments exceeding service and interest costs for this plan.

Note 16 - Other Postretirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s other postretirement benefit plans. The amounts for the three and six months ended June 30, 2017 are based on calculations prepared by the Company's actuaries and represent the Company’s best estimate of each period’s proportionate share of the amounts to be recorded for the year ending December 31, 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$0.1	$0.1	$0.1	$0.2
Interest cost	2.2	2.8	4.5	5.5
Expected return on plan assets	(1.4)	(1.7)	(2.8)	(3.3)
Amortization of prior service cost	(0.3)	0.3	(0.5)	0.5
Net periodic benefit cost	$0.6	$1.5	$1.3	$2.9

Note 17 - Income Taxes

The Company's provision for income taxes in interim periods is computed by applying the estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items, including interest on prior year tax liabilities, are recorded during the period(s) in which they occur.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Provision for income taxes	$(8.1)	$21.5	$7.4	$50.6
Effective tax rate	(11.0)%	30.8%	5.8%	30.7%

For the second quarter of 2017, the Company recorded an income tax benefit of $8.1 million (effective rate of negative 11.0%) compared with income tax expense of $21.5 million (effective tax rate of 30.8%) for the comparable period in 2016. For the six months ended June 30, 2017, the Company recorded income tax expense of $7.4 million (effective tax rate of 5.8%) compared with expense of $50.6 million (effective tax rate of 30.7%) for the comparable period in 2016. The income tax expense for the second quarter and first six months of 2017 was calculated using the forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. The effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to a $34 million reversal of accruals for uncertain tax positions (including related interest) based on the expiration of various statutes of limitation, the projected mix of earnings in international jurisdictions with relatively lower tax rates and tax benefits related to foreign tax credits, which are partially offset by losses in jurisdictions with no tax benefit due to valuation allowances and other discrete tax items.

The following table reconciles the Company's total gross unrecognized tax benefits for the six months ended June 30, 2017:

June 30, 2017
Beginning balance, January 1	$39.1
Tax positions related to the prior years:
Additions	1.5
Reductions	(1.3)
Lapses in statues of limitation	(26.3)
Ending Balance	$13.0
Income tax expense for the second quarter and first six months of 2017 is lower than the same periods from the prior year primarily as a result of the release of accruals for uncertain tax positions, tax benefits related to foreign tax credits and earnings in certain international jurisdictions with relatively lower tax rates.

Note 18 - Fair Value
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

The following tables present the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$429.0	$425.3	$3.7	$—
Cash and cash equivalents measured at net asset value	16.1	—	—	—
Restricted cash	2.8	2.8	—	—
Short-term investments	14.5	—	14.5	—
Short-term investments measured at net asset value	4.8	—	—	—
Foreign currency hedges	1.2	—	1.2	—
Total Assets	$468.4	$428.1	$19.4	$—
Liabilities:
Foreign currency hedges	$5.7	$—	$5.7	$—
Total Liabilities	$5.7	$—	$5.7	$—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$129.6	$125.0	$4.6	$—
Cash and cash equivalents measured net asset value	19.2	—	—	—
Restricted cash	2.7	2.7	—	—
Short-term investments	9.4	—	9.4	—
Short-term investments measured at net asset value	2.3	—	—	—
Foreign currency hedges	9.9	—	9.9	—
Total Assets	$173.1	$127.7	$23.9	$—
Liabilities:
Foreign currency hedges	$2.1	$—	$2.1	$—
Total Liabilities	$2.1	$—	$2.1	$—

Cash and cash equivalents are highly liquid investments with maturities of three months or less when purchased and are valued at the redemption value. Short-term investments are investments with maturities between four months and one year and generally are valued at amortized cost, which approximates fair value. A portion of the cash and cash equivalents and short-term investments are valued based on net asset value. The Company uses publicly available foreign currency forward and spot rates to measure the fair value of its foreign currency forward contracts.

The Company does not believe it has significant concentrations of risk associated with the counterparties to its financial instruments.

2017
No assets were measured at fair value on a nonrecurring basis for the six months ended June 30, 2017.

2016
The following table presents those assets measured at fair value on a nonrecurring basis for the six months ended June 30, 2016 using Level 3 inputs:

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

On March 17, 2016, the Company announced the closure of its Altavista bearing plant. The Company completed the closure of this manufacturing facility on March 31, 2017. The Altavista bearing plant, with a carrying value of $5.7 million, was written down to its fair value of $3.3 million during the first quarter of 2016, resulting in an impairment charge of $2.4 million. The fair value for the plant was based on the price that the Company expected to receive from the sale of this facility. During the second quarter of 2017, this facility was reclassified to assets held for sale and included in other current assets on the Consolidated Balance Sheet. On July 14, 2017, this facility was sold for a pretax gain of approximately $1.6 million.

Financial Instruments:
The Company’s financial instruments consist primarily of cash and cash equivalents, restricted cash, short-term investments, accounts receivable net, accounts payable, trade, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, restricted cash, short-term investments, accounts receivable net, accounts payable, trade and short-term borrowings are a reasonable estimate of their fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $541.7 million and $532.2 million at June 30, 2017 and December 31, 2016, respectively. The carrying value of this debt was $507.6 million and $507.3 million at June 30, 2017 and December 31, 2016, respectively. The fair value of long-term fixed-rate debt was measured using Level 2 inputs.

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

The Company does not purchase nor hold any derivative financial instruments for trading purposes. As of June 30, 2017 and December 31, 2016, the Company had $338.2 million and $282.8 million, respectively, of outstanding foreign currency forward contracts at notional value. Refer to Note 18 - Fair Value for the fair value disclosure of derivative financial instruments.

Cash Flow Hedging Strategy:

For certain derivative instruments that are designated and qualify as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any (i.e., the ineffective portion), or hedge components excluded from the assessment of effectiveness, are recognized in the Consolidated Statement of Income during the current period.

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

Purpose for Derivative Instruments not Designated as Hedging Instruments:

For derivative instruments that are not designated as hedging instruments, the instruments typically are forward contracts.  In general, the practice is to reduce volatility by selectively hedging transaction exposures including intercompany loans, accounts payable and accounts receivable. Intercompany loans between entities with different functional currencies typically are hedged with a forward contract at the inception of the loan with a maturity date at the maturity of the loan.  The revaluation of these contracts, as well as the underlying balance sheet items, is recorded directly to the income statement so the adjustment generally offsets the revaluation of the underlying balance sheet items to protect cash payments and reduce income statement volatility.

The following table presents the fair value of the Company's hedging instruments. Those balances are presented in the other non-current assets/liabilities accounts within the Consolidated Balance Sheets.

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments	Fair Value at 6/30/17	Fair Value at 12/31/16	Fair Value at 6/30/17	Fair Value at 12/31/16
Foreign currency forward contracts	$0.2	$2.3	$2.3	$0.5
Total derivatives designated as hedging instruments	0.2	2.3	2.3	0.5

Derivatives not designated as hedging instruments
Foreign currency forward contracts	1.0	7.6	3.4	1.6
Total Derivatives	$1.2	$9.9	$5.7	$2.1

The following tables present the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Amount of gain or (loss) recognized in Other Comprehensive Income on derivative instruments
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in cash flow hedging relationships	2017	2016	2017	2016
Foreign currency forward contracts	$(2.0)	$0.9	$(3.1)	$(2.0)
Total	$(2.0)	$0.9	$(3.1)	$(2.0)

	Amount of gain or (loss) reclassified from Accumulated Other Comprehensive Loss into income (effective portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in cash flow hedging relationships	2017	2016	2017	2016
Foreign currency forward contracts	$0.4	$(0.1)	$0.7	$0.8
Interest rate swaps	(0.1)	(0.1)	(0.2)	(0.2)
Total	$0.3	$(0.2)	$0.5	$0.6

		Amount of gain or (loss) recognized in income on derivative instruments
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivative	2017	2016	2017	2016
Foreign currency forward contracts	Other (expense) income, net	$(7.2)	$0.3	$(8.3)	$(4.3)
Total		$(7.2)	$0.3	$(8.3)	$(4.3)

Note 20 - Continued Dumping and Subsidy Offset Act

The U.S. Continued Dumping and Subsidy Offset Act ("CDSOA") provides for distribution of monies collected by U.S. Customs and Border Protection ("U.S. Customs") on entries of merchandise subject to antidumping orders that entered the United States ("U.S.") prior to October 1, 2007 to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and people. During the second quarter and first six months of 2016, the Company recognized pretax CDSOA income, net of related expenses, of $6.1 million and $53.8 million, respectively.

In September 2002, the World Trade Organization ruled that CDSOA payments are not consistent with international trade rules. In February 2006, U.S. legislation was enacted that ended CDSOA distributions for imports covered by antidumping duty orders entering the U.S. after September 30, 2007. Instead, any such antidumping duties collected would remain with the U.S. Treasury.

CDSOA has been the subject of significant litigation since 2002 and U.S. Customs has withheld CDSOA distributions for certain years while litigation was ongoing. However, much of the CDSOA litigation that involves antidumping orders where Timken is a qualifying domestic producer has concluded.

Subsequently, the Company was notified by letters dated March 25, 2016 and June 24, 2016 that funds were being distributed to the Company. On April 1, 2016 and July 1, 2016, the Company received CDSOA distributions of $48.1 million and $6.3 million, respectively, representing funds that would have been distributed to the Company at the end of calendar years 2011 through 2015.

At June 30, 2016, the Company recorded a sundry receivable for CDSOA distributions received in July 2016. This sundry receivable was included in other current assets on the Consolidated Balance Sheet.

While some of the challenges to CDSOA have been resolved, others are still in litigation. Since there continue to be legal challenges to CDSOA, U.S. Customs has advised all affected domestic producers that it is possible that CDSOA distributions could be subject to clawback. Management of the Company believes that the likelihood of any clawback is remote.

Note 21 - Subsequent Events

On July 5, 2017, the Company announced that the Company's majority-owned subsidiary, Timken India Ltd. ("Timken India"), entered into a definitive agreement to acquire ABC Bearings Limited ("ABC Bearings"). Timken India is a public limited company listed on the National Stock Exchange of India Limited and BSE Limited. ABC Bearings is a manufacturer of tapered, cylindrical and spherical roller bearings and slewing rings in India. ABC Bearings will merge into Timken India upon the completion of the transaction. The transaction is subject to receipt of various approvals in India, which are expected to take at least six months to complete. ABC Bearings, located in Mumbai, India, operates primarily out of manufacturing facilities in Bharuch, Gujarat and Dehradun, Uttarakhand and had annual sales of approximately $29 million for the twelve months ended March 31, 2017.

On July 3, 2017, the Company completed the acquisition of Groeneveld, for an agreed upon enterprise value of €250 million (approximately $285 million) in cash, plus the net value of Groeneveld's cash acquired through a "locked box" mechanism and other items. Groeneveld is a leading provider of automatic lubrication solutions used in on- and off-highway applications, located in Gorinchem, Netherlands, with manufacturing facilities in Italy and had annual sales of approximately $105 million for the twelve months ended May 31, 2017. Based on markets and customers served, substantially all of the results for Groeneveld will be reported in the Mobile Industries segment starting in the third quarter of 2017.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Overview
Introduction:

The Timken Company engineers, manufactures and markets bearings, transmissions, gearboxes, belts, chain, couplings, industrial clutches and brakes and related products and offers a variety of power system rebuild and repair services. The Company’s growing product and services portfolio features many strong industrial brands, such as Timken®, Fafnir®, Philadelphia Gear®, Drives®, Lovejoy® and InterlubeTM. Timken applies its deep knowledge of metallurgy, friction management and mechanical power transmission across the broad spectrum of bearings and related systems to improve the reliability and efficiency of machinery and equipment all around the world. Known for its quality products and collaborative technical sales model, Timken focuses on providing value to diverse markets worldwide through both original equipment manufacturers ("OEMs") and aftermarket channels. With more than 14,000 people operating in 28 countries, Timken makes the world more productive and keeps industry in motion. The Company operates under two reportable segments: (1) Mobile Industries and (2) Process Industries. The following further describes these business segments:

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

Outgrow Our Markets. The Company intends to expand into new and existing markets by leveraging its collective knowledge of metallurgy, friction management and mechanical power transmission to create value for Timken customers. Using a highly collaborative technical selling approach, the Company places particular emphasis on creating unique solutions for challenging and/or demanding applications. The Company intends to grow in attractive market sectors around the world, emphasizing those spaces that are highly fragmented, demand high service and value the reliability and efficiency offered by Timken products. The Company also targets those applications that offer significant aftermarket demand, thereby providing product and services revenue throughout the equipment’s lifetime.

Operate With Excellence. Timken operates with a relentless drive for exceptional results and a passion for superior execution. The Company embraces a continuous improvement culture that is charged with increasing efficiency, lowering costs, eliminating waste, encouraging organizational agility and building greater brand equity to fuel future growth. This requires the Company’s ongoing commitment to attract, retain and develop the best talent across the world.

Deploy Capital Deployment to Drive Shareholder Value. The Company is intently focused on providing the highest returns for shareholders through its capital allocation framework, which includes (1) investing in the core business through capital expenditures, research and development and organic growth initiatives; (2) pursuing strategic acquisitions to broaden our portfolio and capabilities, with a focus on bearings, adjacent power transmission products and related services; and (3) returning capital to shareholders through share repurchases and dividends. As part of this framework, the Company also may restructure, reposition or divest underperforming product lines or assets.

The following highlights the Company's recent significant strategic accomplishments:

•
On April 3, 2017, the Company completed the acquisition of Torsion Control Products, a manufacturer of engineered torsional couplings used in the construction, agriculture and mining industries. The business, located in Rochester Hills, Michigan, had annual sales of approximately $20 million for the twelve months ended December 31, 2016. Based on markets and customers served, substantially all of the results for Torsion Control Products are reported in the Mobile Industries segment.

•
On May 5, 2017, the Company completed the acquisition of PT Tech, a manufacturer of engineered clutches, brakes, hydraulic power take-off units and other torque management devices used in mining, aggregate, wood recycling and metals industries. PT Tech, located in Sharon Center, Ohio, had annual sales of approximately $22 million for the twelve months ended April 30, 2017. Based on markets and customers served, substantially all of the results for PT Tech are reported in the Mobile Industries segment.

•	On June 13, 2017, the Company held the grand opening for its new bearing plant in Prahova, Romania, where Timken® metric tapered roller bearings are manufactured.

•
On July 3, 2017, the Company completed the acquisition of Groeneveld, a leading provider of automated lubrication solutions used in on- and off-highway applications. Groeneveld, located in Gorinchem, Netherlands, with manufacturing facilities in Italy, had annual sales of approximately $105 million for the twelve months ended May 31, 2017. Based on markets and customers served, substantially all of the results for Groeneveld will be reported in the Mobile Industries segment starting in the third quarter of 2017.

•
On July 5, 2017, the Company announced that the Company's majority-owned subsidiary, Timken India, entered into a definitive agreement to acquire ABC Bearings, a manufacturer of tapered, cylindrical and spherical roller bearings and slewing rings in India. The transaction is structured as a merger of ABC Bearings into Timken India, whereby shareholders of ABC Bearings will receive shares of Timken India as consideration. The transaction is subject to receipt of various approvals in India, which are expected to take at least six months to complete. ABC Bearings, located in Mumbai, India, operates primarily out of manufacturing facilities in Bharuch, Gujarat and Dehradun, Uttarakhand and had annual sales of approximately $29 million for the twelve months ended May 31, 2017.

Overview:

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Net sales	$750.6	$673.6	$77.0	11.4%
Net income	82.0	48.2	33.8	70.1%
Net income (loss) attributable to noncontrolling interest	(0.5)	—	(0.5)	NM
Net income attributable to The Timken Company	$82.5	$48.2	$34.3	71.2%
Diluted earnings per share	$1.04	$0.61	$0.43	70.5%
Average number of shares – diluted	79,029,397	79,312,774	—	(0.4)%

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Net sales	$1,454.4	$1,357.6	$96.8	7.1%
Net income	120.1	114.0	6.1	5.4%
Net loss attributable to noncontrolling interest	(0.6)	(0.1)	(0.5)	500.0%
Net income attributable to The Timken Company	$120.7	$114.1	$6.6	5.8%
Diluted earnings per share	$1.53	$1.43	$0.10	7.0%
Average number of shares – diluted	78,944,429	79,880,222	—	(1.2)%
The increase in net sales for the second quarter of 2017 compared with the second quarter of 2016 was primarily due to higher end-market demand and the benefit of acquisitions. The increase in net income for the second quarter of 2017 compared with the second quarter of 2016 was primarily due to lower income tax expense as a result of the net reversal of accruals for uncertain tax positions related to prior years, the impact of higher volume, the benefit of acquisitions and the favorable impact of foreign currency exchange rate changes. These factors were partially offset by unfavorable price/mix, higher material, logistics and SG&A expense and CDSOA income recognized in the second quarter of 2016 that did not reoccur in 2017.

The increase in net sales for the first six months of 2017 compared with the first six months of 2016 was primarily due to higher end-market demand and the net benefit of acquisitions. The change in net income for the first six months of 2017 compared with the first six months of 2016 was primarily due to lower income tax expense, the impact of higher volume, the benefit of acquisitions, lower restructuring charges and the favorable impact of foreign currency exchange rate changes. These factors were partially offset by pre-tax CDSOA income of $53.8 million recognized in 2016 that did not reoccur in 2017, unfavorable price/mix, higher SG&A expense and a pension mark-to-market remeasurement charge recorded during the first quarter of 2017.

Outlook:
The Company expects 2017 full-year net sales to increase approximately 11% compared with 2016 driven by higher volume in the industrial and off-highway market sectors and the benefit of acquisitions, partially offset by lower volume in the rail sector. The Company's earnings are expected to be higher in 2017 compared with 2016, primarily due to the impact of higher volume, lower restructuring and pension and other postretirement benefit mark-to-market remeasurement adjustments, lower income tax expense and the benefit of acquisitions, partially offset by unfavorable price/mix and the expected absence of CDSOA income in 2017. This outlook does not account for any potential mark-to-market remeasurement adjustments in the second half of 2017.

The Company expects to generate operating cash of approximately $325 million in 2017, a decrease from 2016 of approximately $79 million or 20%, driven by the absence of CDSOA receipts, higher tax payments and unfavorable working capital, partially offset by higher operating income. The Company expects capital expenditures to be between 3.5% and 4% of net sales in 2017, compared with 5% of net sales in 2016.

The Statement of Income

Sales:

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Net Sales	$750.6	$673.6	$77.0	11.4%

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Net Sales	$1,454.4	$1,357.6	$96.8	7.1%
Net sales increased for the second quarter of 2017 compared with the second quarter of 2016, primarily due to higher organic revenue of $54 million and the benefit of acquisitions of $26 million. The increase in organic sales volume was driven by growth in the off-highway market sector and industrial distribution, partially offset by lower demand in the rail market sector.
Net sales increased for the first six months of 2017 compared with the first six months of 2016, primarily due to higher organic revenue of $60 million and the benefit of acquisitions of $42 million, partially offset by the effect of foreign currency exchange rate changes. The increase in organic sales volume was driven by higher demand across most of the Company's market sectors, partially offset by lower demand in the rail market sector.

Gross Profit:

	Three Months Ended June 30,
	2017	2016	$ Change	Change
Gross profit	$201.8	$184.5	$17.3	9.4%
Gross profit % to net sales	26.9%	27.4%	—	(50) bps

	Six Months Ended June 30,
	2017	2016	$ Change	Change
Gross profit	$382.3	$367.6	$14.7	4.0%
Gross profit % to net sales	26.3%	27.1%		(80) bps
Gross profit increased in the second quarter of 2017 compared with the second quarter of 2016, primarily due to the impact of higher sales volume of $19 million and the benefit of acquisitions of $10 million. These factors were partially offset by unfavorable price/mix (at the corporate level) of $10 million.
Gross profit increased in the first six months of 2017 compared with the first six months of 2016, primarily due to the impact of higher volume of $22 million and the benefit of acquisitions of $16 million. These factors were partially offset by unfavorable price/mix (at the corporate level) of $20 million.

Selling, General and Administrative Expenses:

	Three Months Ended June 30,
	2017	2016	$ Change	Change
Selling, general and administrative expenses	$123.8	$108.0	$15.8	14.6%
Selling, general and administrative expenses % to net sales	16.5%	16.0%	—	50 bps

	Six Months Ended June 30,
	2017	2016	$ Change	Change
Selling, general and administrative expenses	$243.4	$224.1	$19.3	8.6%
Selling, general and administrative expenses % to net sales	16.7%	16.5%	—	20 bps
The increase in SG&A expenses in the second quarter and first six months of 2017 compared with the second quarter and first six months of 2016 was primarily due to higher incentive compensation expense and the impact of acquisitions.

Impairment and Restructuring:

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Severance and related benefit costs	$0.7	$1.6	$(0.9)	(56.3)%
Exit costs	0.1	1.3	(1.2)	(92.3)%
Total	$0.8	$2.9	$(2.1)	(72.4)%

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Impairment charges	$—	$2.6	$(2.6)	(100.0)%
Severance and related benefit costs	1.9	9.3	(7.4)	(79.6)%
Exit costs	0.6	1.5	(0.9)	(60.0)%
Total	$2.5	$13.4	$(10.9)	(81.3)%
Impairment and restructuring charges of $0.8 million and $2.5 million in the second quarter and first six months of 2017, respectively, were primarily comprised of severance and related benefit costs related to initiatives to reduce headcount and right-size the Company's manufacturing footprint, including the planned closure of the Pulaski bearing plant.
Impairment and restructuring charges of $2.9 million and $13.4 million in the second quarter and first six months of 2016, respectively, were primarily comprised of severance and related benefit costs of $1.6 million and $9.3 million, respectively, related to initiatives to reduce headcount and right-size the Company's manufacturing footprint, including the planned closure of the Altavista bearing plant. In addition, the Company also recognized impairment charges of $2.4 million associated with the planned closure of the Altavista bearing plant.

Interest Income and (Expense):

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Interest (expense)	$(8.5)	$(8.7)	$0.2	(2.3)%
Interest income	$0.7	$0.4	$0.3	75.0%

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Interest (expense)	$(16.4)	$(17.1)	$0.7	(4.1)%
Interest income	$1.3	$0.7	$0.6	85.7%

Other Income (Expense):

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
CDSOA income	$—	$6.1	$(6.1)	(100.0)%
Other income (expense), net	4.5	(1.7)	6.2	(364.7)%
Total other income	$4.5	$4.4	$0.1	2.3%

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
CDSOA income	$—	$53.8	$(53.8)	(100.0)%
Other income (expense), net	6.2	(1.7)	7.9	(464.7)%
Total other income	$6.2	$52.1	$(45.9)	(88.1)%
CDSOA income in the second quarter and first six months of 2016 represents income recorded in connection with funds awarded to the Company from monies collected by U.S. Customs from antidumping cases. Refer to Note 20 - Continued Dumping and Subsidy Offset Act to the Consolidated Financial Statements for further discussion.

The increase in other income (expense), net in the second quarter and first six months of 2017 was primarily due to lower foreign currency exchange losses and the gain on the sale of a manufacturing facility in Benoni, South Africa during the second quarter of 2017.

Income Tax Expense:

	Three Months Ended June 30,
	2017	2016	$ Change	Change
Income tax expense	$(8.1)	$21.5	$(29.6)	(137.7)%
Effective tax rate	(11.0)%	30.8%	—	NM

	Six Months Ended June 30,
	2017	2016	$ Change	Change
Income tax expense	$7.4	$50.6	$(43.2)	(85.4)%
Effective tax rate	5.8%	30.7%	—	NM
The effective tax rate for the three months ended June 30, 2017 is 11.0%, mainly driven by the reversal of $34 million of accruals for uncertain tax positions (including related interest) based on the expiration of various statutes of limitation, partially offset by other discrete tax items of $4 million.

The effective tax rate for the six months ended June 30, 2017 decreased compared with the same period in 2016 primarily as a result of the reversal of accruals of $34 million for uncertain tax positions (including related interest) and a decrease of $13 million in tax at the U.S. statutory rate as a result of lower year-to-date pretax earnings, partially offset by other discrete tax items of $4 million.

Refer to Note 17 - Income Taxes to the Notes to the Consolidated Financial Statements for more information on the computation of the income tax expense in interim periods.

Business Segments

The Company's reportable segments are business units that serve different industry sectors. While the segments often operate using shared infrastructure, each reportable segment is managed to address specific customer needs in these diverse market sectors. The primary measurement used by management to measure the financial performance of each segment is EBIT. Refer to Note 13 - Segment Information in the Notes to the Consolidated Financial Statements for the reconciliation of EBIT by segment to consolidated income before income taxes.

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

The following items highlight the Company's acquisitions completed in 2016 and the first six months of 2017.

•
The Company acquired Torsion Control Products and PT Tech during the second quarter of 2017. Based on markets and customers served, substantially all of the results for both businesses are reported in the Mobile Industries segment.

•	The Company acquired EDT during the fourth quarter of 2016. Based on markets and customers served, substantially all of the results for EDT are reported in the Process Industries segment.

•	The Company acquired Lovejoy during the third quarter of 2016. Based on markets and customers served, results for Lovejoy are primarily reported in the Process Industries segment.

Mobile Industries Segment:

	Three Months Ended June 30,
	2017	2016	$ Change	Change
Net sales	$408.4	$367.8	$40.6	11.0%
EBIT	$34.4	$37.4	$(3.0)	(8.0)%
EBIT margin	8.4%	10.2%	—	(180) bps

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Net sales	$408.4	$367.8	$40.6	11.0%
Less: Acquisitions	10.6	—	10.6	NM
Currency	(0.4)	—	(0.4)	NM
Net sales, excluding the impact of acquisitions and currency	$398.2	$367.8	$30.4	8.3%

	Six Months Ended June 30,
	2017	2016	$ Change	Change
Net sales	$791.4	$751.0	$40.4	5.4%
EBIT	65.2	69.4	(4.2)	(6.1)%
EBIT margin	8.2%	9.2%	—	(100) bps

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Net sales	$791.4	$751.0	$40.4	5.4%
Less: Acquisitions	12.0	—	12.0	NM
Currency	(0.8)	—	(0.8)	NM
Net sales, excluding the impact of acquisitions and currency	$780.2	$751.0	$29.2	3.9%
The Mobile Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, increased $30.4 million or 8.3% in the second quarter of 2017 compared with the second quarter of 2016, reflecting organic growth in the off-highway, aerospace and heavy truck market sectors, partially offset by lower demand in the rail market sector. EBIT decreased by $3.0 million or 8.0% in the second quarter of 2017 compared with the second quarter of 2016, primarily due to unfavorable material and logistics costs of $9 million, higher SG&A expense of $6 million and unfavorable price/mix, partially offset by the impact of higher volume of $10 million and the benefit of acquisitions.
The Mobile Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, increased $29.2 million or 3.9% in the first six months of 2017 compared with the first six months of 2016, reflecting organic growth in the off-highway and heavy truck market sectors, partially offset by decreased demand in the rail market sector. EBIT decreased by $4.2 million or 6.1% in the first six months of 2017 compared with the first six months of 2016 primarily due to higher material and operating costs of $10 million, unfavorable price/mix of $7 million and higher SG&A expense of $6 million, partially offset by higher volume of $11 million, the impact of foreign currency exchange rate changes of $4 million and the benefit of acquisitions.
Full-year sales for the Mobile Industries segment are expected to be up 11% to 12% in 2017 compared with 2016. This reflects improved demand in the off-highway and heavy truck market sectors and the benefit of acquisitions, partially offset by continued weakness in the rail sector. EBIT for the Mobile Industries segment is expected to increase in 2017 compared with 2016 primarily due to lower expected pension and other postretirement mark-to-market remeasurement adjustments and lower restructuring charges. Excluding these items, EBIT is expected to increase in 2017 compared with 2016, as the impact of higher volume and the impact of acquisitions, mostly offset by unfavorable price/mix and higher operating costs. This outlook does not account for any potential mark-to-market remeasurement adjustments in the fourth quarter of 2017.

Process Industries Segment:

	Three Months Ended June 30,
	2017	2016	$ Change	Change
Net sales	$342.2	$305.8	$36.4	11.9%
EBIT	$60.2	$47.9	$12.3	25.7%
EBIT margin	17.6%	15.7%	—	190 bps

	Three Months Ended June 30,
	2017	2016	$ Change	% Change
Net sales	$342.2	$305.8	$36.4	11.9%
Less: Acquisitions	15.1	—	15.1	NM
Currency	(2.4)	—	(2.4)	NM
Net sales, excluding the impact of acquisitions and currency	$329.5	$305.8	$23.7	7.8%

	Six Months Ended June 30,
	2017	2016	$ Change	Change
Net sales	$663.0	$606.6	$56.4	9.3%
EBIT	$103.2	$81.7	$21.5	26.3%
EBIT margin	15.6%	13.5%		210	bps

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Net sales	$663.0	$606.6	$56.4	9.3%
Less: Acquisitions	30.1	—	30.1	NM
Currency	(4.2)	—	(4.2)	NM
Net sales, excluding the impact of acquisitions and currency	$637.1	$606.6	$30.5	5.0%
The Process Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, increased $23.7 million or 7.8% in the second quarter of 2017 compared with the same period in 2016. The increase was primarily driven by organic growth in industrial distribution and heavy industries market sector. EBIT increased $12.3 million or 25.7% in the second quarter of 2017 compared with the second quarter of 2016 primarily due to the impact of higher volume of $12 million, improved manufacturing performance of $8 million and the benefit of acquisitions, partially offset by unfavorable price/mix of $10 million and higher SG&A expenses.
The Process Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, increased $30.5 million or 5.0% in the first six months of 2017 compared with the first six months of 2016. The increase was primarily driven by organic growth in industrial distribution. EBIT increased $21.5 million or 26.3% in the first six months of 2017 compared with the first six months of 2016 primarily due to the impact of higher volume of $16 million, improved manufacturing performance of $15 million, the benefit of acquisitions of $4 million and lower restructuring charges, partially offset by unfavorable price/mix of $18 million.
Full-year sales for the Process Industries segment are expected to be up approximately 10% to 11% in 2017 compared with 2016. This reflects expected growth across most end market sectors and the benefit of acquisitions. EBIT for the Process Industries segment is expected to increase in 2017 compared with 2016 primarily due to the impact of higher volume, the benefit of acquisitions, lower expected pension and other postretirement mark-to-market remeasurement adjustments and lower restructuring charges. This outlook does not account for any potential mark-to-market remeasurement adjustments in the fourth quarter of 2017.

Corporate:

	Three Months Ended June 30,
	2017	2016	$ Change	Change
Corporate expenses	$12.9	$13.4	$(0.5)	(3.7)%
Corporate expenses % to net sales	1.7%	2.0%	—	(30) bps

	Six Months Ended June 30,
	2017	2016	$ Change	Change
Corporate expenses	$25.8	$23.9	$1.9	7.9%
Corporate expenses % to net sales	1.8%	1.8%	—	—

The Balance Sheet

The following discussion is a comparison of the Consolidated Balance Sheets at June 30, 2017 and December 31, 2016.

Current Assets:

	June 30, 2017	December 31, 2016	$ Change	% Change
Cash and cash equivalents	$445.1	$148.8	$296.3	199.1%
Restricted cash	2.8	2.7	0.1	3.7%
Accounts receivable, net	501.7	438.0	63.7	14.5%
Inventories, net	617.0	553.7	63.3	11.4%
Deferred charges and prepaid expenses	37.1	20.3	16.8	82.8%
Other current assets	55.8	48.4	7.4	15.3%
Total current assets	$1,659.5	$1,211.9	$447.6	36.9%
The increase in cash and cash equivalents is primarily driven by increased borrowings in anticipation of the closing of the Groeneveld acquisition on July 3, 2017. Refer to the "Cash Flows" section for additional discussion of the change in cash and cash equivalents.
Accounts receivable, net increased primarily due to higher sales in June 2017 compared to December 2016 and the impact of foreign currency exchange rate changes. Inventories, net increased due to the impact of foreign currency exchange rate changes, the acquisition of Torsion Control Products and PT Tech and higher seasonal demand. Deferred charges and prepaid expenses at June 30, 2017 included a prepayment of U.S. income taxes for 2017.

Property, Plant and Equipment, Net:

	June 30, 2017	December 31, 2016	$ Change	% Change
Property, plant and equipment	$2,299.4	$2,233.0	$66.4	3.0%
Accumulated depreciation	(1,487.8)	(1,428.6)	(59.2)	4.1%
Property, plant and equipment, net	$811.6	$804.4	$7.2	0.9%
The increase in property, plant and equipment, net in the first six months of 2017 was primarily due to capital expenditures of $36 million and the impact of foreign currency exchange rate changes of $20 million, partially offset by current-year depreciation of $49 million.

Other Assets:

	June 30, 2017	December 31, 2016	$ Change	% Change
Goodwill	$373.4	$357.5	$15.9	4.4%
Non-current pension assets	31.1	32.1	(1.0)	(3.1)%
Other intangible assets	288.3	271.0	17.3	6.4%
Deferred income taxes	46.4	51.4	(5.0)	(9.7)%
Other non-current assets	28.2	34.9	(6.7)	(19.2)%
Total other assets	$767.4	$746.9	$20.5	2.7%
The increase in goodwill was primarily due to $15 million of additional goodwill from the acquisitions of Torsion Control Products and PT Tech during the second quarter of 2017. The increase in other intangible assets was primarily due to $29 million from the current-year acquisitions and current-year expenditures for software of $4 million, partially offset by current-year amortization of $18 million.

Current Liabilities:

	June 30, 2017	December 31, 2016	$ Change	% Change
Short-term debt	$49.5	$19.2	$30.3	157.8%
Current portion of long-term debt	5.0	5.0	—	—%
Accounts payable	233.4	176.2	57.2	32.5%
Salaries, wages and benefits	93.4	85.9	7.5	8.7%
Income taxes payable	6.7	16.9	(10.2)	(60.4)%
Other current liabilities	149.9	149.5	0.4	0.3%
Total current liabilities	$537.9	$452.7	$85.2	18.8%
The increase in short-term debt was primarily due to borrowings of $22 million under the Company's Accounts Receivable Facility being classified as short term as of June 30, 2017 in accordance with the terms of the agreement governing this facility and the Company's expectations relative to the minimum borrowing base, as well as higher borrowings of $8 million under foreign lines of credit.
The increase in accounts payable was primarily due to increased purchasing activity, as well as higher days outstanding driven by the Company's initiative to extend payment terms with its suppliers. The decrease in income taxes was primarily due to the Company being in a prepaid position with respect to U.S. income taxes at June 30, 2017 as reflected on the balance sheet; at December 31, 2016, the Company had a current income tax payable balance that included $13.7 million payable for U.S. income taxes.

Non-Current Liabilities:

	June 30, 2017	December 31, 2016	$ Change	% Change
Long-term debt	$947.1	$635.0	$312.1	49.1%
Accrued pension cost	158.8	154.7	4.1	2.7%
Accrued postretirement benefits cost	127.7	131.5	(3.8)	(2.9)%
Deferred income taxes	3.0	3.9	(0.9)	(23.1)%
Other non-current liabilities	44.4	74.5	(30.1)	(40.4)%
Total non-current liabilities	$1,281.0	$999.6	$281.4	28.2%
The increase in long-term debt was primarily due to additional borrowing of $300.7 million under the Company's Senior Credit Facility and additional borrowings of $11.6 million classified as long term under the Accounts Receivable Facility. The increased borrowings under the Company's Senior Credit Facility were primarily needed to fund the Groeneveld acquisition that closed on July 3, 2017. Refer to Note 21 - Subsequent Events for additional information.
The decrease in other non-current liabilities was primarily driven by the reversal of accruals for uncertain tax positions of $34 million due to the expiration of statutes of limitation in various jurisdictions.

Shareholders’ Equity:

	June 30, 2017	December 31, 2016	$ Change	% Change
Common stock	$946.5	$960.0	$(13.5)	(1.4)%
Earnings invested in the business	1,367.7	1,289.3	78.4	6.1%
Accumulated other comprehensive loss	(50.1)	(77.9)	27.8	(35.7)%
Treasury shares	(877.1)	(891.7)	14.6	(1.6)%
Noncontrolling interest	32.6	31.2	1.4	4.5%
Total shareholders’ equity	$1,419.6	$1,310.9	$108.7	8.3%
Earnings invested in the business in the first six months of 2017 increased by net income attributable to the Company of $120.7 million, partially offset by dividends declared of $41.4 million.
The decrease in accumulated other comprehensive loss was primarily due to foreign currency adjustments of $29.9 million. The foreign currency translation adjustments were due to the weakening of the U.S. dollar relative to other foreign currencies, including the Romanian Leu, Indian Rupee, the Chinese Yuan and Polish Zloty. See "Other Matters - Foreign Currency" for further discussion regarding the impact of foreign currency translation.
The decrease in treasury shares was primarily due to $42 million of net shares issued for stock compensation plans during the first six months of 2017, partially offset by the Company's purchase of 598,000 of its common shares for $27 million.

Cash Flows

	Six Months Ended June 30,
	2017	2016	$ Change
Net cash provided by operating activities	$114.5	$204.1	$(89.6)
Net cash used in investing activities	(108.9)	(51.0)	(57.9)
Net cash provided by (used in) financing activities	279.9	(130.0)	409.9
Effect of exchange rate changes on cash	10.8	3.3	7.5
Increase in cash and cash equivalents	$296.3	$26.4	$269.9

Operating Activities:
Operating activities provided net cash of $114.5 million in the first six months of 2017, compared with net cash of $204.1 million provided in the first six months of 2016. The decrease was primarily due to the unfavorable impact of income taxes of $78.3 million and a net unfavorable change in working capital items of $31.7 million, partially offset by higher net income of $6.6 million. Refer to the tables below for additional detail of the impact of each line on net cash provided by operating activities.

The following table displays the impact of working capital items on cash during the first six months of 2017 and 2016, respectively:

	Six Months Ended June 30,
	2017	2016	$ Change
Cash Provided (Used):
Accounts receivable	$(46.0)	$4.7	$(50.7)
Inventories	(38.1)	(8.2)	(29.9)
Trade accounts payable	50.5	12.5	38.0
Other accrued expenses	2.0	(8.9)	10.9
Cash used by working capital items	$(31.6)	$0.1	$(31.7)

The following table displays the impact of income taxes on cash during the first six months of 2017 and 2016, respectively:

	Six Months Ended June 30,
	2017	2016	$ Change
Accrued income tax expense	$7.4	$50.6	$(43.2)
Income tax payments	(54.4)	(16.8)	(37.6)
Other miscellaneous items	(2.0)	(4.5)	2.5
Change in income taxes	$(49.0)	$29.3	$(78.3)
Investing Activities:
Net cash used in investing activities of $108.9 million in the first six months of 2017 increased $57.9 million from the same period in 2016 primarily due to a $63.4 million increase in cash used for acquisitions and a $7 million increase in investments in short-term marketable securities, net, partially offset by a $10.5 million decrease in cash used for capital expenditures.

Financing Activities:
Net cash provided by financing activities was $279.9 million in the first six months of 2017 compared with net cash of $130.0 million used in financing activities in the first six months of 2016. The increase was primarily due to an increase in net borrowings of $356.5 million, primarily needed to fund the Groeneveld acquisition, which closed on July 3, 2017. Refer to the Consolidated Statement of Cash Flows for additional information.

Liquidity and Capital Resources:

Reconciliation of total debt to net debt and the ratio of net debt to capital:

Net Debt:

	June 30, 2017	December 31, 2016
Short-term debt	$49.5	$19.2
Current portion of long-term debt	5.0	5.0
Long-term debt	947.1	635.0
Total debt	$1,001.6	$659.2
Less: Cash and cash equivalents	445.1	148.8
Restricted cash	2.8	2.7
Net debt	$553.7	$507.7

Ratio of Net Debt to Capital:

	June 30, 2017	December 31, 2016
Net debt	$553.7	$507.7
Shareholders’ equity	1,419.6	1,310.9
Net debt plus shareholders’ equity (capital)	$1,973.3	$1,818.6
Ratio of net debt to capital	28.1%	27.9%

The Company presents net debt because it believes net debt is more representative of the Company's financial position than total debt due to the amount of cash and cash equivalents held by the Company.

At June 30, 2017, approximately $434.7 million of the Company's $445.1 million of cash and cash equivalents resided in jurisdictions outside the U.S. The increase in cash residing in jurisdictions outside of the U.S. was primarily needed to fund the Groeneveld acquisition that closed on July 3, 2017. It is the Company's practice to use available cash in the U.S. to pay down its Senior Credit Facility or Accounts Receivable Facility in order to minimize total interest expense. As a result, the majority of the Company's cash on hand was outside the U.S. as of June 30, 2017. Repatriation of these funds to the U.S. could be subject to domestic and foreign taxes and some portion may be subject to governmental restrictions. Part of the Company's strategy is to grow in attractive market sectors, many of which are outside the U.S. This strategy includes making investments in facilities, equipment and potential new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments where feasible.

The Company has a $100 million Accounts Receivable Facility, which matures on November 30, 2018. The Accounts Receivable Facility is subject to certain borrowing base limitations and is secured by certain domestic accounts receivable of the Company. Certain borrowing base limitations reduced the availability of the Accounts Receivable Facility to $87.2 million at June 30, 2017. As of June 30, 2017, the Company had $82.9 million in outstanding borrowings, which reduced the availability under the facility to $4.3 million. The interest rate on the Accounts Receivable Facility is variable and was 1.88% as of June 30, 2017, which reflects the prevailing commercial paper rate plus facility fees.

The Company has a $500 million Senior Credit Facility, which matures on June 19, 2020. At December 31, 2016, the Senior Credit Facility had outstanding borrowings of $384.0 million, which reduced the availability to $116.0 million. The Senior Credit Facility has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At June 30, 2017, the Company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0 (3.75 to 1.0 for a limited period up to four quarters following an acquisition with a purchase price of $200 million or greater). As of June 30, 2017, the Company's consolidated leverage ratio was 2.42 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0. As of June 30, 2017, the Company's consolidated interest coverage ratio was 13.19 to 1.0.

The interest rate under the Senior Credit Facility is variable and a blended U.S. Dollar and Euro rate with a spread based on the Company's debt rating. This rate was 1.67% as of June 30, 2017. In addition, the Company pays a facility fee based on the consolidated leverage ratio multiplied by the aggregate commitments of all of the lenders under the Senior Credit Facility.

Other sources of liquidity include short-term lines of credit for certain of the Company's foreign subsidiaries, which provide for borrowings of up to approximately $243.4 million in the aggregate. Most of these credit lines are uncommitted. At June 30, 2017, the Company had borrowings outstanding of $27.1 million and bank guarantees of $1.9 million, which reduced the aggregate availability under these facilities to $214.4 million.

The Company expects that any cash requirements in excess of cash on hand and cash generated from operating activities will be met by the committed funds available under its Accounts Receivable Facility and the Senior Credit Facility. Management believes it has sufficient liquidity to meet its obligations through at least the term of the Senior Credit Facility.

The Company expects to remain in compliance with its debt covenants. However, the Company may need to limit its borrowings under the Senior Credit Facility or other facilities in order to remain in compliance. As of June 30, 2017, the Company could have borrowed the full amounts available under the Senior Credit Facility and Accounts Receivable Facility and still would have been in compliance with its debt covenants.

The Company expects cash from operations of approximately $325 million in 2017, a decrease from 2016 of approximately $79 million or 20%, driven by the absence of CDSOA receipts, higher tax payments and unfavorable working capital, partially offset by higher operating income. The Company expects capital expenditures to be between 3.5% and 4% of net sales in 2017, compared with 5% of net sales in 2016.

Financing Obligations and Other Commitments:
During the first six months of 2017, the Company made contributions of $6.6 million to its global defined benefit pension plans. The Company currently expects to make contributions to its global defined benefit pension plans in 2017 totaling approximately $10 million. Returns for the Company's U.S. defined benefit plan pension assets for the first six months of 2017 were approximately 7.4%. Returns for the Company's global defined benefit pension plan assets in 2016 were 8.5%, which was above the weighted average expected rate of return of 5.78% predominantly due to both strong returns in equity and fixed-income markets. The Company expects to record pension expense of approximately $15 million in 2017, including the mark-to-market remeasurement losses of approximately $4 million recorded during the first quarter, compared with pension expense of $73.4 million in 2016, which included approximately $60 million of mark-to-market remeasurement losses. The amount for 2017 does not include actuarial gains and losses that will be recognized immediately through earnings as a result of the remeasurement of pension plan assets and obligations in the fourth quarter of 2017.

The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.

Critical Accounting Policies and Estimates:
The Company's financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company reviews its critical accounting policies throughout the year. The Company has concluded that there have been no significant changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2016, during the six months ended June 30, 2017 other than the change in accounting principles described below.

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

For the six months ended June 30, 2017, the Company recorded a positive foreign currency translation adjustment of $29.9 million that increased shareholders' equity, compared with a positive foreign currency translation adjustment of $0.2 million that increased shareholders' equity for the six months ended June 30, 2016. The foreign currency translation adjustments for the six months ended June 30, 2017 were positively impacted by the weakening of the U.S. dollar relative to other foreign currencies, including the Romanian Leu, Indian Rupee, the Chinese Yuan and Polish Zloty.

Foreign currency exchange losses resulting from transactions included in the Company's operating results for the second quarter of 2017 were $1.0 million, compared with a loss of $1.8 million during the second quarter of 2016. Foreign currency exchange losses resulting from transactions included in the Company's operating results for the first six months of 2017 were $1.4 million, compared with a loss of $3.1 million during the first six months of 2016.

Forward-Looking Statements

Certain statements set forth in this Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 that are not historical in nature (including the Company's forecasts, beliefs and expectations) are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management's Discussion and Analysis contains numerous forward-looking statements. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “outlook,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. The Company cautions readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of the Company due to a variety of factors, such as:

•
deterioration in world economic conditions, or in economic conditions in any of the geographic regions in which the Company conducts business, including additional adverse effects from the global economic slowdown, terrorism or hostilities. This includes: political risks associated with the potential instability of governments and legal systems in countries in which the Company or its customers conduct business and changes in currency valuations;

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

•
changes in operating costs. This includes: the effect of changes in the Company’s manufacturing processes; changes in costs associated with varying levels of operations and manufacturing capacity; availability and cost of raw materials and energy; changes in the expected costs associated with product warranty claims; changes resulting from inventory management, cost reduction initiatives and different levels of customer demands; the effects of unplanned plant shutdowns; and changes in the cost of labor and benefits;

•
the success of the Company’s operating plans, announced programs, initiatives and capital investments; the ability to complete previously announced transactions; the ability to integrate acquired companies; and the ability of acquired companies to achieve satisfactory operating results, including results being accretive to earnings;

•	the Company’s ability to maintain appropriate relations with unions that represent Company associates in certain locations in order to avoid disruptions of business;

•	unanticipated litigation, claims, or assessments. This includes: claims or problems related to intellectual property, product liability or warranty, environmental issues and taxes;

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
Additional risks relating to the Company's business, the industries in which the Company operates, or the Company's common shares may be described from time to time in the Company's filings with the Securities and Exchange Commission. All of these risk factors are difficult to predict, are subject to material uncertainties that may affect actual results and may be beyond the Company's control.
Readers are cautioned that it is not possible to predict or identify all of the risks, uncertainties and other factors that may affect future results and that the above list should not be considered to be a complete list. Except as required by the federal securities laws, the Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Common Shares

The following table provides information about purchases by the Company of its common shares during the quarter ended June 30, 2017.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
4/1/17 - 4/30/17	101,526	$44.53	95,000	9,750,000
5/1/17 - 5/31/17	95,985	48.01	78,000	9,672,000
6/1/17 - 6/30/17	240,376	45.65	240,000	9,432,000
Total	437,887	$45.91	413,000	9,432,000

(1)
Of the shares purchased in April, May and June, 6,526, 17,985 and 376, respectively, represent common shares of the Company that were owned and tendered by employees to exercise stock options and to satisfy withholding obligations in connection with the exercise of stock options and vesting of restricted shares.

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

101
Financial statements from the quarterly report on Form 10-Q of The Timken Company for the quarter ended June 30, 2017, filed on July 26, 2017, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY
Date: July 26, 2017	By: /s/ Richard G. Kyle
Richard G. Kyle President and Chief Executive Officer (Principal Executive Officer)

Date: July 26, 2017	By: /s/ Philip D. Fracassa
Philip D. Fracassa Executive Vice President and Chief Financial Officer (Principal Financial Officer)