Form 10-Q
period 2017-09-30
TIMKEN CO
filed 2017-10-25
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” a “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2017
Common Shares, without par value	77,617,122 shares

THE TIMKEN COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE TIMKEN COMPANY AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(Dollars in millions, except per share data)		(Revised)		(Revised)
Net sales	$771.4	$657.4	$2,225.8	$2,015.0
Cost of products sold	554.4	487.7	1,626.5	1,477.7
Gross Profit	217.0	169.7	599.3	537.3
Selling, general and administrative expenses	134.0	107.2	377.4	331.3
Pension settlement expenses	—	0.1	—	1.3
Impairment and restructuring charges	1.3	5.3	3.8	18.7
Operating Income	81.7	57.1	218.1	186.0
Interest expense	(10.1)	(8.0)	(26.5)	(25.1)
Interest income	0.7	0.4	2.0	1.1
Continued Dumping & Subsidy Offset Act income (expense), net	—	(0.2)	—	53.6
Other income (expense), net	2.9	(0.1)	9.1	(1.8)
Income Before Income Taxes	75.2	49.2	202.7	213.8
Provision for income taxes	21.1	15.2	28.5	65.8
Net Income	54.1	34.0	174.2	148.0
Less: Net income attributable to noncontrolling interest	0.6	0.4	—	0.3
Net Income attributable to The Timken Company	$53.5	$33.6	$174.2	$147.7

Net Income per Common Share attributable to The Timken Company's Common Shareholders
Basic earnings per share	$0.69	$0.43	$2.24	$1.87

Diluted earnings per share	$0.68	$0.43	$2.21	$1.86

Dividends per share	$0.27	$0.26	$0.80	$0.78
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(Dollars in millions)		(Revised)		(Revised)

Net Income	$54.1	$34.0	$174.2	$148.0
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	10.9	3.7	42.8	5.2
Pension and postretirement liability adjustment	0.1	0.4	0.2	1.2
Change in fair value of derivative financial instruments	(2.0)	—	(4.2)	(1.6)
Other comprehensive income, net of tax	9.0	4.1	38.8	4.8
Comprehensive Income, net of tax	63.1	38.1	213.0	152.8
Less: comprehensive income attributable to noncontrolling interest	0.5	1.0	1.9	2.2
Comprehensive Income attributable to The Timken Company	$62.6	$37.1	$211.1	$150.6
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	(Unaudited)	(Revised)
	September 30, 2017	December 31, 2016
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$137.2	$148.8
Restricted cash	3.3	2.7
Accounts receivable, less allowances (2017 – $20.5 million; 2016 – $20.2 million)	542.2	438.0
Inventories, net	687.5	553.7
Deferred charges and prepaid expenses	39.9	20.3
Other current assets	64.2	48.4
Total Current Assets	1,474.3	1,211.9

Property, Plant and Equipment, net	842.2	804.4

Other Assets
Goodwill	510.3	357.5
Non-current pension assets	31.6	32.1
Other intangible assets	428.9	271.0
Deferred income taxes	47.9	51.4
Other non-current assets	28.4	34.9
Total Other Assets	1,047.1	746.9
Total Assets	$3,363.6	$2,763.2

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Short-term debt	$41.1	$19.2
Current portion of long-term debt	5.0	5.0
Accounts payable, trade	248.1	176.2
Salaries, wages and benefits	112.2	85.9
Income taxes payable	7.4	16.9
Other current liabilities	154.9	149.5
Total Current Liabilities	568.7	452.7

Non-Current Liabilities
Long-term debt	959.8	635.0
Accrued pension cost	160.3	154.7
Accrued postretirement benefits cost	126.7	131.5
Deferred income taxes	44.9	3.9
Other non-current liabilities	47.3	74.5
Total Non-Current Liabilities	1,339.0	999.6

Shareholders’ Equity
Class I and II Serial Preferred Stock, without par value:
Authorized – 10,000,000 shares each class, none issued	—	—
Common stock, without par value:
Authorized – 200,000,000 shares
Issued (including shares in treasury) (2017 – 98,375,135 shares; 2016 – 98,375,135 shares)
Stated capital	53.1	53.1
Other paid-in capital	898.2	906.9
Earnings invested in the business	1,400.2	1,289.3
Accumulated other comprehensive loss	(41.0)	(77.9)
Treasury shares at cost (2017 – 20,758,013 shares; 2016 – 20,925,492 shares)	(887.5)	(891.7)
Total Shareholders’ Equity	1,423.0	1,279.7
Noncontrolling Interest	32.9	31.2
Total Equity	1,455.9	1,310.9
Total Liabilities and Shareholders’ Equity	$3,363.6	$2,763.2
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
(Dollars in millions)		(Revised)
CASH PROVIDED (USED)
Operating Activities
Net income attributable to The Timken Company	$174.2	$147.7
Net income attributable to noncontrolling interest	—	0.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102.5	98.3
Impairment charges	—	3.8
(Gain) loss on sale of assets	(2.6)	0.8
Deferred income tax provision	7.5	4.6
Stock-based compensation expense	18.2	10.9
Pension and other postretirement expense	12.6	14.5
Pension contributions and other postretirement benefit payments	(16.3)	(22.3)
Changes in operating assets and liabilities:
Accounts receivable	(61.6)	12.2
Inventories	(85.4)	(13.6)
Accounts payable, trade	55.7	15.0
Other accrued expenses	15.9	(17.5)
Income taxes	(59.6)	22.9
Other, net	(18.2)	1.1
Net Cash Provided by Operating Activities	142.9	278.7

Investing Activities
Capital expenditures	(62.5)	(84.4)
Acquisitions, net of cash received	(347.2)	(62.8)
Proceeds from disposal of property, plant and equipment	6.8	1.5
Investments in short-term marketable securities, net	(4.2)	2.1
Other	(0.3)	0.3
Net Cash Used in Investing Activities	(407.4)	(143.3)

Financing Activities
Cash dividends paid to shareholders	(62.4)	(61.4)
Purchase of treasury shares	(41.0)	(83.3)
Proceeds from exercise of stock options	27.7	0.7
Shares surrendered for taxes	(10.8)	(1.6)
Accounts receivable facility borrowings	51.2	50.0
Accounts receivable facility payments	(25.3)	(30.1)
Proceeds from long-term debt	862.7	275.5
Payments on long-term debt	(574.4)	(290.1)
Deferred financing costs	(1.1)	—
Short-term debt activity, net	12.8	(1.4)
Increase in restricted cash	(0.5)	(2.5)
Other	(2.6)	4.5
Net Cash Provided by (Used in) Financing Activities	236.3	(139.7)
Effect of exchange rate changes on cash	16.6	3.7
Decrease in Cash and Cash Equivalents	(11.6)	(0.6)
Cash and cash equivalents at beginning of year	148.8	129.6
Cash and Cash Equivalents at End of Period	$137.2	$129.0
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
The following tables reflect the changes to financial statement line items as a result of the change in accounting principles for the periods presented in the accompanying unaudited consolidated financial statements:
Consolidated Statements of Income:

	Three Months Ended
	September 30, 2017			September 30, 2016
	Previous Accounting Method	As Reported	Effect of Accounting Change	As Previously Reported	Revised	Effect of Accounting Change
Cost of products sold	$556.7	$554.4	$(2.3)	$489.9	$487.7	$(2.2)
Gross profit	214.7	217.0	2.3	167.5	169.7	2.2
Selling, general and administrative expense	136.8	134.0	(2.8)	109.5	107.2	(2.3)
Pension settlement expenses	3.9	—	(3.9)	10.3	0.1	(10.2)
Operating income	72.7	81.7	9.0	42.4	57.1	14.7
Income before income taxes	66.2	75.2	9.0	34.5	49.2	14.7
Provision for income taxes	18.0	21.1	3.1	13.5	15.2	1.7
Net income	48.2	54.1	5.9	21.0	34.0	13.0
Net income attributable to The Timken Company	$47.6	$53.5	$5.9	$20.6	$33.6	$13.0
Basic earnings per share	$0.61	$0.69	$0.08	$0.26	$0.43	$0.17
Diluted earnings per share	$0.60	$0.68	$0.08	$0.26	$0.43	$0.17

Consolidated Statements of Income:

	Nine Months Ended
	September 30, 2017			September 30, 2016
	Previous Accounting Method	As Reported	Effect of Accounting Change	As Previously Reported	Revised	Effect of Accounting Change
Cost of products sold	$1,630.9	$1,626.5	$(4.4)	$1,484.3	$1,477.7	$(6.6)
Gross profit	594.9	599.3	4.4	530.7	537.3	6.6
Selling, general and administrative expense	383.8	377.4	(6.4)	338.0	331.3	(6.7)
Pension settlement expenses	15.7	—	(15.7)	11.9	1.3	(10.6)
Operating income	191.6	218.1	26.5	162.1	186.0	23.9
Income before income taxes	176.2	202.7	26.5	189.9	213.8	23.9
Provision for income taxes	19.3	28.5	9.2	61.1	65.8	4.7
Net income	156.9	174.2	17.3	128.8	148.0	19.2
Net income attributable to The Timken Company	$156.9	$174.2	$17.3	$128.5	$147.7	$19.2
Basic earnings per share	$2.02	$2.24	$0.22	$1.63	$1.87	$0.24
Diluted earnings per share	$1.99	$2.21	$0.22	$1.62	$1.86	$0.24

Consolidated Statements of Comprehensive Income:

	Three Months Ended
	September 30, 2017			September 30, 2016
	Previous Accounting Method	As Reported	Effect of Accounting Change	As Previously Reported	Revised	Effect of Accounting Change
Net Income	$48.2	$54.1	$5.9	$21.0	$34.0	$13.0
Foreign currency translation adjustments	10.9	10.9	—	2.2	3.7	1.5
Pension and postretirement liability adjustment	6.0	0.1	(5.9)	15.0	0.4	(14.6)
Other comprehensive income, net of tax	14.9	9.0	(5.9)	17.2	4.1	(13.1)
Comprehensive Income, net of tax	63.1	63.1	—	38.2	38.1	(0.1)
Less: comprehensive income attributable to noncontrolling interest	0.5	0.5	—	0.9	1.0	0.1
Comprehensive income attributable to The Timken Company	$62.6	$62.6	$—	$37.3	$37.1	$(0.2)

	Nine Months Ended
	September 30, 2017			September 30, 2016
	Previous Accounting Method	As Reported	Effect of Accounting Change	As Previously Reported	Revised	Effect of Accounting Change
Net Income	$156.9	$174.2	$17.3	$128.8	$148.0	$19.2
Foreign currency translation adjustments	42.8	42.8	—	(1.4)	5.2	6.6
Pension and postretirement liability adjustment	17.5	0.2	(17.3)	27.0	1.2	(25.8)
Other comprehensive income, net of tax	56.1	38.8	(17.3)	24.0	4.8	(19.2)
Comprehensive Income, net of tax	213.0	213.0	—	152.8	152.8	—
Less: comprehensive income attributable to noncontrolling interest	1.9	1.9	—	2.1	2.2	0.1
Comprehensive income attributable to The Timken Company	$211.1	$211.1	$—	$150.7	$150.6	$(0.1)

Consolidated Balance Sheets:

	September 30, 2017			December 31, 2016
	Previous Accounting Method	As Reported	Effect of Accounting Change	As Previously Reported	Revised	Effect of Accounting Change
Inventories, net	$679.6	$687.5	$7.9	$545.8	$553.7	$7.9
Total current assets	1,466.4	1,474.3	7.9	1,204.0	1,211.9	7.9
Deferred income taxes	50.9	47.9	(3.0)	54.4	51.4	(3.0)
Total other assets	1,050.1	1,047.1	(3.0)	749.9	746.9	(3.0)
Total assets	3,358.7	3,363.6	4.9	2,758.3	2,763.2	4.9
Earnings invested in the business	1,622.2	1,400.2	(222.0)	1,528.6	1,289.3	(239.3)
Accumulated other comprehensive loss	(267.8)	(41.0)	226.8	(322.0)	(77.9)	244.1
Total shareholders' equity	1,418.2	1,423.0	4.8	1,274.9	1,279.7	4.8
Noncontrolling interest	32.8	32.9	0.1	31.1	31.2	0.1
Total equity	1,451.0	1,455.9	4.9	1,306.0	1,310.9	4.9
Total liabilities and shareholders' equity	$3,358.7	$3,363.6	$4.9	$2,758.3	$2,763.2	$4.9

Consolidated Statements of Cash Flows:

	Nine Months Ended
	September 30, 2017			September 30, 2016
	Previous Accounting Method	As Reported	Effect of Accounting Change	As Previously Reported	Revised	Effect of Accounting Change
Net income attributable to The Timken Company	$156.9	$174.2	$17.3	$128.5	$147.7	$19.2
Deferred income tax (benefit) provision	(1.7)	7.5	9.2	(0.1)	4.6	4.7
Pension and other postretirement expense	39.1	12.6	(26.5)	38.4	14.5	(23.9)

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
amending the assumed proceeds from applying the treasury stock method when computing earnings per share to exclude the amount of excess tax benefits that would be recognized in additional paid-in capital.

On January 1, 2017, the Company adopted the provisions of ASU 2016-09. The presentation of the Consolidated Statement of Cash Flows for shares surrendered by employees to meet the minimum statutory withholding requirement was applied retrospectively. As a result of the adoption of ASU 2016-09, $1.6 million was reclassified from the other accrued expenses line in the operating activities section of the Consolidated Statement of Cash Flows to the shares surrendered for taxes line in the financing activities section for the first nine months of 2016.

In addition, the adoption of ASU 2016-09 resulted in the Company making an accounting policy election to change how it will recognize the number of stock awards that will ultimately vest. In the past, the Company applied a forfeiture rate to shares granted. With the adoption of ASU 2016-09, the Company will recognize forfeitures as they occur. This change resulted in the Company making a cumulative effect change to retained earnings of $0.9 million. For additional information, refer to Note 10 - Equity for the disclosure of the cumulative effect change. In addition, the Company began recording the tax effects associated with stock-based compensation through the income statement on a prospective basis, which resulted in a tax benefit of $1.9 million for the first nine months of 2017. Finally, the Company adjusted dilutive shares to remove the excess tax benefits from the calculation of earnings per share on a prospective basis. The revised calculation is more dilutive, but it did not change earnings per share for prior years.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." ASU 2015-11 requires inventory to be measured at the lower of cost and net realizable value, which is defined as the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. Under existing guidance, net realizable value is one of several acceptable measures of market value that could be used to measure inventory at the lower of cost or market and, as such, the new guidance reduces the complexity in the measurement. On January 1, 2017, the Company adopted the provisions of ASU 2015-11 on a prospective basis. The adoption of ASU 2015-11 did not have a material impact on the Company's results of operations or financial condition. For our disclosures related to inventories, refer to Note 5 - Inventories.

New Accounting Guidance Issued and Not Yet Adopted:
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities", which impacts both designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. ASU 2017-12 amends and clarifies the requirements to qualify for hedge accounting, removes the requirement to recognize changes in fair value from certain hedges in current earnings, and specifies the presentation of changes in fair value in the income statement for all hedging instruments. ASU 2017-02 is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including in any interim period for which financial statements have not yet been issued, but the effect of adoption is required to be reflected as of the beginning of the fiscal year of adoption. The Company is currently evaluating the effect that the adoption of ASU 2017-12 will have on the Company's results of operations and financial condition.

In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting." ASU 2017-09 provides clarity on which changes to the terms or conditions of share-based payment awards require entities to apply the modification accounting provisions required in Topic 718. ASU 2017-09 is effective for public companies for annual reporting periods beginning after December 15, 2017, with early adoption permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company does not expect that the adoption of ASU 2017-09 will have a material impact on the Company's results of operations and financial condition, as the Company does not anticipate future modifications of share-based payment awards.

In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 impacts where the components of net benefit cost are presented within an entity’s income statement. Service cost will be included in other employee compensation costs within operating income and is the only component that may be capitalized when applicable. The other components of net periodic benefit cost will be presented separately outside of operating income. ASU 2017-07 is effective for public companies for annual reporting periods beginning after December 15, 2017 and interim periods within that reporting period. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. Our initial assessment has indicated that the adoption of ASU 2017-07 will result in the reclassification of certain amounts out of "Cost of products sold" and "Selling, general and administrative ("SG&A") expenses" into "Other expense, net" in the Consolidated Statement of Income. Also, the adoption of this standard will result in the reclassification of certain amounts from "Cost of products sold" and "SG&A expenses" for the Mobile Industries and Process Industries segments into Corporate "Other expense, net". The amounts impacted may be material. The Company is currently performing further analysis on the effect that the adoption of ASU 2017-07 will have on the Company's results of operations.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” Prior to the issuance of the new accounting guidance, entities first assessed qualitative factors to determine whether a two-step goodwill impairment test was necessary. When entities bypassed or failed the qualitative analysis, they were required to apply a two-step goodwill impairment test. Step 1 compared a reporting unit’s fair value to its carrying amount to determine if there is a potential impairment. If the carrying amount of a reporting unit exceeds its fair value, Step 2 was required to be completed. Step 2 involved determining the implied fair value of goodwill and comparing it to the carrying amount of that goodwill to measure the impairment loss, if any. ASU 2017-04 eliminates Step 2 of the current goodwill impairment test. ASU 2017-04 will require that a goodwill impairment loss be measured at the amount by which a reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for public companies for years beginning after December 15, 2019, with early adoption permitted, and must be applied prospectively. The Company is currently evaluating the effect that the adoption of ASU 2017-04 will have on the Company's results of operations and financial condition.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU 2016-13 changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The new guidance will replace the current incurred loss approach with an expected loss model. The new expected credit loss impairment model will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt instruments, net investments in leases, loan commitments and standby letters of credit. Upon initial recognition of the exposure, the expected credit loss model requires entities to estimate the credit losses expected over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider historical information, current information and reasonable and supportable forecasts, including estimates of prepayments. Financial instruments with similar risk characteristics should be grouped together when estimating expected credit losses. ASU 2016-13 does not prescribe a specific method to make the estimate, so its application will require significant judgment. ASU 2016-13 is effective for public companies in fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of ASU 2016-13 will have on the Company's results of operations and financial condition.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 was issued to increase transparency and comparability among entities by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about lease arrangements. ASU 2016-02 is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the effect that the adoption of ASU 2016-02 will have on the Company's results of operations and financial condition.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires disclosures sufficient to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill a contract. On July 9, 2015, the FASB decided to delay the effective date of this new accounting guidance by one year, which will result in it being effective for public companies for annual periods beginning after December 15, 2017. Although early adoption is permitted, the Company intends to adopt the new accounting standard effective January 1, 2018.

The two permitted transition methods under the new standard are: (1) the full retrospective method, in which case the standard would be applied to each prior reporting period presented, subject to allowable practical expedients and the cumulative effect of applying the standard would be recognized at the earliest period shown and (2) the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application accompanied by additional disclosures comparing the current period results presented under the new standard to the prior periods presented under the current revenue recognition standards. The Company plans to use the modified retrospective method.

The Company has substantially completed the assessment phase of the project, which has identified potential differences from the application of the new standard.  Upon adoption, the Company expects that certain revenue streams currently accounted for using a point-in-time model will utilize an over-time model due to the continuous transfer of control to customers.  The Company is currently designing and implementing procedures and related internal controls to address the potential differences identified, including the expanded disclosure requirements resulting from the new standard, and performing a deeper analysis of those potential differences to quantify the impacts of applying the new standard. The Company expects to finalize its evaluation of these potential differences that may result from applying the new standard to the Company's contracts with customers in 2017 and will provide updates on its progress in future filings.

Note 4 - Acquisitions
During the first nine months of 2017, the Company completed three acquisitions. On July 3, 2017, the Company completed the acquisition of Groeneveld Group ("Groeneveld"), a leading provider of automatic lubrication solutions used in on- and off-highway applications. On May 5, 2017, the Company completed the acquisition of the assets of PT Tech, Inc. ("PT Tech"), a manufacturer of engineered clutches, brakes, hydraulic power take-off units and other torque management devices used in mining, aggregate, wood recycling and metals industries. On April 3, 2017, the Company completed the acquisition of Torsion Control Products, Inc. ("Torsion Control Products"), a manufacturer of engineered torsional couplings used in the construction, agriculture and mining industries. Aggregate sales for these companies for the most recent twelve months prior to their respective acquisitions totaled approximately $146.2 million. The total purchase price for these acquisitions was $346.6 million, net of $35.0 million cash received. The Company incurred acquisition-related costs of $3.6 million to complete these acquisitions. The 2017 acquisitions are subject to post-closing purchase price allocation adjustments. Based on markets and customers served, substantially all of the results for Groeneveld, PT Tech and Torsion Control Products are reported in the Mobile Industries segment.

The following table presents the initial purchase price allocation for acquisitions in 2017:

Initial Purchase Price Allocation
Assets:
Accounts receivable, net	$27.6
Inventories, net	29.1
Other current assets	4.7
Property, plant and equipment, net	31.6
Goodwill	147.6
Other intangible assets	175.3
Other non-current assets	1.9
Total assets acquired	$417.8
Liabilities:
Accounts payable, trade	$9.5
Salaries, wages and benefits	5.8
Other current liabilities	8.2
Short-term debt	1.0
Long-term debt	2.0
Deferred income taxes	42.4
Other non-current liabilities	2.3
Total liabilities assumed	$71.2
Net assets acquired	$346.6

The following table summarizes the initial purchase price allocation for identifiable intangible assets acquired in 2017:

	Initial Purchase Price Allocation
		Weighted - Average Life
Trade names (indefinite life)	$33.4	Indefinite
Trade names (finite life)	2.2	13 years
Technology and know-how	29.9	16 years
Customer relationships	108.2	17 years
Other	0.2	5 years
Capitalized software	1.4	3 years
Total intangible assets	$175.3

On July 5, 2017, the Company announced that the Company's majority-owned subsidiary, Timken India Ltd. ("Timken India"), entered into a definitive agreement to acquire ABC Bearings Limited ("ABC Bearings"). Timken India is a public limited company listed on the National Stock Exchange of India Limited and BSE Limited. ABC Bearings is a manufacturer of tapered, cylindrical and spherical roller bearings and slewing rings in India. The transaction is structured as a merger of ABC Bearings into Timken India, whereby shareholders of ABC Bearings will receive shares of Timken India as consideration. The transaction is subject to receipt of various approvals in India, which are expected to be completed in the first half of 2018. ABC Bearings, located in Mumbai, India, operates primarily out of manufacturing facilities in Bharuch, Gujarat and Dehradun, Uttarakhand and had annual sales of approximately $29 million for the twelve months ended March 31, 2017.

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

	Initial Purchase Price Allocation	Adjustment	Final Purchase Price Allocation
Assets:
Accounts receivable, net	$8.4		$8.4
Inventories, net	17.8		17.8
Other current assets	5.3	(0.2)	5.1
Property, plant and equipment, net	16.5		16.5
Goodwill	29.9	(1.1)	28.8
Other intangible assets	27.9		27.9
Other non-current assets	0.1		0.1
Total assets acquired	$105.9	$(1.3)	$104.6
Liabilities:
Accounts payable, trade	$8.1		$8.1
Salaries, wages and benefits	1.3		1.3
Other current liabilities	4.4	(0.6)	3.8
Long-term debt	2.2		2.2
Deferred taxes	10.4		10.4
Other non-current liabilities	7.6	(1.3)	6.3
Total liabilities assumed	$34.0	$(1.9)	$32.1
Net assets acquired	$71.9	$0.6	$72.5

Note 5 - Inventories
The components of inventories at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
Manufacturing supplies	$29.5	$28.2
Raw materials	85.7	54.9
Work in process	238.4	182.9
Finished products	367.4	308.8
Subtotal	$721.0	$574.8
Allowance for obsolete and surplus inventory	(33.5)	(21.1)
Total Inventories, net	$687.5	$553.7

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

The LIFO reserves at September 30, 2017 and December 31, 2016 were $167.4 million and $179.5 million, respectively. The Company recognized a decrease in its LIFO reserve of $12.1 million during the first nine months of 2017, compared with a decrease in its LIFO reserve of $0.2 million during the first nine months of 2016.

Note 6 - Property, Plant and Equipment
The components of property, plant and equipment at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
Land and buildings	$478.2	$425.4
Machinery and equipment	1,882.4	1,807.6
Subtotal	$2,360.6	$2,233.0
Accumulated depreciation	(1,518.4)	(1,428.6)
Property, plant and equipment, net	$842.2	$804.4

Total depreciation expense for the nine months ended September 30, 2017 and 2016 was $73.3 million and $71.1 million, respectively.

Note 7 - Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2017 were as follows:

	Mobile Industries	Process Industries	Total
Beginning balance	$97.2	$260.3	$357.5
Acquisitions	147.6	(1.1)	146.5
Foreign currency translation adjustments	4.0	2.3	6.3
Ending balance	$248.8	$261.5	$510.3

The Groeneveld, PT Tech and Torsion Control Products acquisitions added a total of $147.6 million of goodwill to the Mobile Industries segment. The goodwill acquired from PT Tech and Torsion Control Products is expected to be tax-deductible over 15 years. The goodwill acquired from Groeneveld is not expected to be tax-deductible. The Company paid a net purchase price adjustment of $0.6 million in January 2017 in connection with the acquisition of EDT, which resulted in an increase to goodwill. The Company also adjusted its purchase price allocation for the Lovejoy acquisition in 2017, which resulted in a $1.7 million reduction to goodwill. The goodwill resulting from the EDT and Lovejoy acquisitions was allocated to the Process Industries segment.

The following table displays intangible assets as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017			As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$322.4	$97.6	$224.8	$211.4	$84.4	$127.0
Technology and know-how	126.4	29.9	96.5	95.2	25.4	69.8
Trade names	8.6	4.2	4.4	6.5	3.8	2.7
Capitalized software	260.0	223.4	36.6	251.7	211.8	39.9
Other	12.2	8.1	4.1	11.0	7.5	3.5
	$729.6	$363.2	$366.4	$575.8	$332.9	$242.9
Intangible assets not subject to amortization:
Trade names	$53.8		$53.8	$19.4		$19.4
FAA air agency certificates	8.7		8.7	8.7		8.7
	$62.5		$62.5	$28.1		$28.1
Total intangible assets	$792.1	$363.2	$428.9	$603.9	$332.9	$271.0

Amortization expense for intangible assets was $29.2 million and $27.2 million for the nine months ended September 30, 2017 and 2016, respectively. Amortization expense for intangible assets is estimated to be $40.5 million in 2017; $39.8 million in 2018; $36.0 million in 2019; $29.9 million in 2020; and $27.3 million in 2021.

Note 8 - Financing Arrangements
Short-term debt at September 30, 2017 and December 31, 2016 was as follows:

	September 30, 2017	December 31, 2016
Variable-rate Accounts Receivable Facility with an interest rate of 2.07% at September 30, 2017	$5.6	$—
Borrowings under variable-rate lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 0.32% to 1.75% at September 30, 2017 and 0.50% at December 31, 2016, respectively	35.5	19.2
Short-term debt	$41.1	$19.2

The Company has a $100 million Amended and Restated Asset Securitization Agreement ("Accounts Receivable Facility") that matures on November 30, 2018. Under the terms of the Accounts Receivable Facility, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly owned consolidated subsidiary, which, in turn, uses the trade receivables to secure borrowings that are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the Accounts Receivable Facility are limited by certain borrowing base limitations. These limitations reduced the availability of the Accounts Receivable Facility to $80.3 million at September 30, 2017. As of September 30, 2017, there were outstanding borrowings of $74.8 million under the Accounts Receivable Facility, which reduced the availability under this facility to $5.5 million. The cost of this facility, which is the prevailing commercial paper rate plus program fees, is considered a financing cost and is included in interest expense in the Consolidated Statement of Income. The outstanding balance under the Accounts Receivable Facility was classified as short term or long term in accordance with the terms of the agreement and reflects the Company's expectations relative to the minimum borrowing base.

The lines of credit for certain of the Company’s foreign subsidiaries provide for short-term borrowings up to $250.0 million in the aggregate. Most of these lines of credit are uncommitted. At September 30, 2017, the Company’s foreign subsidiaries had borrowings outstanding of $35.5 million and bank guarantees of $2.0 million, which reduced the aggregate availability under these facilities to $212.5 million.

Long-term debt at September 30, 2017 and December 31, 2016 was as follows:

	September 30, 2017	December 31, 2016
Fixed-rate Medium-Term Notes, Series A, maturing at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	$159.5	$159.5
Fixed-rate Senior Unsecured Notes, maturing on September 1, 2024, with an interest rate of 3.875%	346.6	345.9
Variable-rate Senior Credit Facility with a weighted-average interest rate of 1.59% at September 30, 2017 and 1.50% at December 31, 2016	91.2	83.8
Variable-rate Accounts Receivable Facility with an interest rate of 2.07% at September 30, 2017 and 1.65% at December 31, 2016	69.2	48.9
Fixed-rate Euro Senior Unsecured Notes, maturing on September 7, 2027, with an interest rate of 2.02%	176.5	—
Variable-rate Euro Term Loan with an interest rate of 1.13% at September 30, 2017	117.8	—
Other	4.0	1.9
	$964.8	$640.0
Less: Current maturities	5.0	5.0
Long-term debt	$959.8	$635.0

The Company has a $500 million Amended and Restated Credit Agreement ("Senior Credit Facility"), which matures on June 19, 2020. At September 30, 2017, the Company had $91.2 million of outstanding borrowings under the Senior Credit Facility, which reduced the availability under this facility to $408.8 million. The Senior Credit Facility has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At September 30, 2017, the Company was in full compliance with both of these covenants.

On September 7, 2017, the Company issued €150 million of fixed-rate 2.02% senior unsecured notes that mature on September 7, 2027 ("2027 Notes"). On September 18, 2017, the Company entered into a €100 million variable-rate term loan that matures on September 18, 2020 ("2020 Term Loan"). The increased borrowings were primarily to refinance the acquisition of Groeneveld that closed on July 3, 2017. Refer to Note 4 - Acquisitions for additional information. These debt instruments have two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. These covenants are the same as those in the Senior Credit Facility. At September 30, 2017, the Company was in full compliance with both of these covenants.

Note 9 - Contingencies
Product Warranties:
The Company provides limited warranties on certain of its products. The following is a rollforward of the warranty liability for the nine months ended September 30, 2017 and the twelve months ended December 31, 2016:

	September 30, 2017	December 31, 2016
Beginning balance, January 1	$6.9	$5.4
Additions	2.6	2.4
Payments	(2.1)	(0.9)
Ending balance	$7.4	$6.9

The product warranty liability at September 30, 2017 and December 31, 2016 was included in other current liabilities on the Consolidated Balance Sheets.

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

Note 10 - Equity

The changes in the equity components for the nine months ended September 30, 2017 were as follows:

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Earnings Invested in the Business	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non- controlling Interest
Balance at December 31, 2016	$1,310.9	$53.1	$906.9	$1,289.3	$(77.9)	$(891.7)	$31.2
Cumulative effect of ASU 2016-09	0.5		1.4	(0.9)
Net income	174.2			174.2			—
Foreign currency translation adjustment	42.8				40.9		1.9
Pension and postretirement liability adjustments (net of $0.1 income tax benefit)	0.2				0.2
Change in fair value of derivative financial instruments, net of reclassifications	(4.2)				(4.2)
Dividends paid to noncontrolling interest	(0.2)						(0.2)
Dividends – $0.80 per share	(62.4)			(62.4)
Stock-based compensation expense	18.2		18.2
Stock purchased at fair market value	(41.0)					(41.0)
Stock option exercise activity	27.7		(9.7)			37.4
Restricted share activity	—		(18.6)			18.6
Shares surrendered for taxes	(10.8)					(10.8)
Balance at September 30, 2017	$1,455.9	$53.1	$898.2	$1,400.2	$(41.0)	$(887.5)	$32.9

Note 11 - Accumulated Other Comprehensive Income (Loss)

The following tables present details about components of accumulated other comprehensive loss for the three and nine months ended September 30, 2017 and 2016, respectively:

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at June 30, 2017	$(49.9)	$1.6	$(1.8)	$(50.1)
Other comprehensive income (loss) before reclassifications and income tax	10.9	—	(4.0)	6.9
Amounts reclassified from accumulated other comprehensive income, before income tax	—	0.1	0.9	1.0
Income tax expense	—	—	1.1	1.1
Net current period other comprehensive income (loss), net of income taxes	10.9	0.1	(2.0)	9.0
Noncontrolling interest	0.1	—	—	0.1
Net current period comprehensive income (loss), net of income taxes and noncontrolling interest	11.0	0.1	(2.0)	9.1
Balance at September 30, 2017	$(38.9)	$1.7	$(3.8)	$(41.0)

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2016	$(79.8)	$1.5	$0.4	$(77.9)
Other comprehensive income (loss) before reclassifications and income tax	42.8	—	(7.1)	35.7
Amounts reclassified from accumulated other comprehensive income, before income tax	—	0.3	0.4	0.7
Income tax expense (benefit)	—	(0.1)	2.5	2.4
Net current period other comprehensive income (loss), net of income taxes	42.8	0.2	(4.2)	38.8
Noncontrolling interest	(1.9)	—	—	(1.9)
Net current period comprehensive income (loss), net of income taxes and noncontrolling interest	40.9	0.2	(4.2)	36.9
Balance at September 30, 2017	$(38.9)	$1.7	$(3.8)	$(41.0)

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at June 30, 2016	$(55.1)	$1.2	$(1.3)	$(55.2)
Other comprehensive income (loss) before reclassifications and income tax	3.7	—	(0.5)	3.2
Amounts reclassified from accumulated other comprehensive income, before income tax	—	0.7	0.5	1.2
Income tax benefit	—	(0.3)	—	(0.3)
Net current period other comprehensive income, net of income taxes	3.7	0.4	—	4.1
Noncontrolling interest	(0.6)	—	—	(0.6)
Net current period comprehensive income, net of income taxes and noncontrolling interest	3.1	0.4	—	3.5
Balance at September 30, 2016	$(52.0)	$1.6	$(1.3)	$(51.7)

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2015	$(55.3)	$0.4	$0.3	$(54.6)
Other comprehensive income (loss) before reclassifications and income tax	5.2	—	(2.5)	2.7
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	2.0	(0.1)	1.9
Income tax (benefit) expense	—	(0.8)	1.0	0.2
Net current period other comprehensive income (loss), net of income taxes	5.2	1.2	(1.6)	4.8
Noncontrolling interest	(1.9)	—	—	(1.9)
Net current period comprehensive income (loss), net of income taxes and noncontrolling interest	3.3	1.2	(1.6)	2.9
Balance at September 30, 2016	$(52.0)	$1.6	$(1.3)	$(51.7)

Other comprehensive income (loss) before reclassifications and income taxes includes the effect of foreign currency.

The before-tax reclassification of pension and postretirement liability adjustments was due to the amortization of prior service costs and was included in costs of products sold and SG&A expenses in the Consolidated Statement of Income. The reclassification of the remaining components of accumulated other comprehensive loss was included in "Other income (expense), net" in the Consolidated Statement of Income.

Note 12 - Earnings Per Share

The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to The Timken Company	$53.5	$33.6	$174.2	$147.7
Less: undistributed earnings allocated to nonvested stock	—	—	—	—
Net income available to common shareholders for basic earnings per share and diluted earnings per share	$53.5	$33.6	$174.2	$147.7
Denominator:
Weighted average number of shares outstanding, basic	77,694,974	77,935,783	77,766,828	78,808,179
Effect of dilutive securities:
Stock options and awards based on the treasury stock method	1,109,322	681,693	1,123,102	663,577
Weighted average number of shares outstanding, assuming dilution of stock options and awards	78,804,296	78,617,476	78,889,930	79,471,756
Basic earnings per share	$0.69	$0.43	$2.24	$1.87
Diluted earnings per share	$0.68	$0.43	$2.21	$1.86

The exercise prices for certain stock options that the Company has awarded exceed the average market price of the Company’s common shares. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. The antidilutive stock options outstanding during the three months ended September 30, 2017 and 2016 were 473,694 and 2,706,711, respectively. During the nine months ended September 30, 2017 and 2016, the antidilutive stock options outstanding were 529,020 and 3,080,133, respectively.

Note 13 - Segment Information

The primary measurement used by management to measure the financial performance of each segment is earnings before interest and taxes ("EBIT").

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales:
Mobile Industries	$422.8	$353.1	$1,214.2	$1,104.1
Process Industries	348.6	304.3	1,011.6	910.9
	$771.4	$657.4	$2,225.8	$2,015.0

Segment EBIT:
Mobile Industries	$34.9	$25.9	$100.1	$95.3
Process Industries	61.7	42.0	164.9	123.7
Total EBIT, for reportable segments	$96.6	$67.9	$265.0	$219.0
Corporate expenses	(12.0)	(10.9)	(37.8)	(34.8)
Continued Dumping & Subsidy Offset Act income (expense), net	—	(0.2)	—	53.6
Interest expense	(10.1)	(8.0)	(26.5)	(25.1)
Interest income	0.7	0.4	2.0	1.1
Income before income taxes	$75.2	$49.2	$202.7	$213.8

Note 14 - Impairment and Restructuring Charges
Impairment and restructuring charges by segment are comprised of the following:

For the three months ended September 30, 2017:

	Mobile Industries	Process Industries	Corporate	Total
Severance and related benefit costs	$1.3	$—	$—	$1.3
Total	$1.3	$—	$—	$1.3

For the three months ended September 30, 2016:

	Mobile Industries	Process Industries	Corporate	Total
Impairment charges	$1.2	$—	$—	$1.2
Severance and related benefit costs	2.9	0.4	—	3.3
Exit costs	0.3	0.5	—	0.8
Total	$4.4	$0.9	$—	$5.3

For the nine months ended September 30, 2017:

	Mobile Industries	Process Industries	Corporate	Total
Severance and related benefit costs	$3.1	$0.1	$—	$3.2
Exit costs	0.1	—	0.5	0.6
Total	$3.2	$0.1	$0.5	$3.8

For the nine months ended September 30, 2016:

	Mobile Industries	Process Industries	Corporate	Total
Impairment charges	$3.8	$—	$—	$3.8
Severance and related benefit costs	7.7	4.9	—	12.6
Exit costs	1.6	0.7	—	2.3
Total	$13.1	$5.6	$—	$18.7

The following discussion explains the impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above.

On September 29, 2016, the Company announced the closure of its bearing plant in Pulaski, Tennessee ("Pulaski"), which is expected to close during the fourth quarter of 2017 and to affect approximately 120 employees. During the three and nine months ended September 30, 2017, the Company recognized severance and related benefit costs of $0.2 million and $1.3 million, respectively, related to this closure. During the three months ended September 30, 2016, the Company recorded severance and related benefit costs of $1.7 million related to this closure. The Company has incurred pretax costs related to this closure of $8.1 million as of September 30, 2017, including rationalization costs recorded in cost of products sold.

In August 2016, the Company completed the consultation process to close the manufacturing operations in Benoni, South Africa ("Benoni") affecting 85 employees. Benoni will continue to recondition bearings and assemble rail bearings. During the three months ended September 30, 2016, the Company recorded impairment charges of $0.5 million and severance and related benefit costs of $0.8 million related to this closure.

On March 17, 2016, the Company announced the closure of its bearing plant in Altavista, Virginia ("Altavista"). The Company completed the closure of this manufacturing facility on March 31, 2017. During the three months ended September 30, 2016, the Company recorded impairment charges of $0.7 million and severance and related benefit costs of $0.2 million related to this closure. During the nine months ended September 30, 2016, the Company recorded impairment charges of $3.1 million and severance and related benefit costs of $1.7 million in connection with this closure. The Company has incurred pretax costs related to this closure of $11.5 million as of September 30, 2017, including rationalization costs recorded in cost of products sold.

During the three months and nine months ended September 30, 2017, the Company recognized $0.7 million and $1.5 million, respectively, of severance and related benefit costs to eliminate approximately 50 positions in the aggregate. The amounts recognized for the three months and nine months ended September 30, 2017 primarily related to the Mobile Industries segment. During the nine months ended September 30, 2016, the Company recognized $7.7 million of severance and related benefit costs to eliminate approximately 175 positions. Of the $7.7 million charge for the first nine months of 2016, $2.9 million related to the Mobile Industries segment and $4.8 million related to the Process Industries segment.

Consolidated Restructuring Accrual:
The following is a rollforward of the consolidated restructuring accrual for the nine months ended September 30, 2017 and the twelve months ended December 31, 2016:

	September 30, 2017	December 31, 2016
Beginning balance, January 1	$10.1	$11.3
Expense	3.8	17.8
Payments	(9.2)	(19.0)
Ending balance	$4.7	$10.1

The restructuring accruals at September 30, 2017 and December 31, 2016 were included in other current liabilities on the Consolidated Balance Sheets.

Note 15 - Retirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans. The amounts for the three and nine months ended September 30, 2017 are based on calculations prepared by the Company's actuaries and represent the Company’s best estimate of each period’s proportionate share of the amounts to be recorded for the year ending December 31, 2017.

	U.S. Plans		International Plans		Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$3.1	$3.3	$0.4	$0.4	$3.5	$3.7
Interest cost	6.2	6.6	1.9	2.6	8.1	9.2
Expected return on plan assets	(7.0)	(7.4)	(2.9)	(2.6)	(9.9)	(10.0)
Amortization of prior service cost	0.3	0.4	0.1	0.1	0.4	0.5
Net periodic benefit cost	$2.6	$2.9	$(0.5)	$0.5	$2.1	$3.4

	U.S. Plans		International Plans		Total
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$9.2	$9.9	$1.2	$1.1	$10.4	$11.0
Interest cost	18.5	20.0	5.6	8.2	24.1	28.2
Expected return on plan assets	(21.0)	(22.3)	(8.3)	(8.0)	(29.3)	(30.3)
Amortization of prior service cost	1.0	1.2	0.1	0.1	1.1	1.3
Recognition of actuarial loss	4.4	—	—	—	4.4	—
Net periodic benefit cost	$12.1	$8.8	$(1.4)	$1.4	$10.7	$10.2
During the first three months of 2017, the Company recognized actuarial losses of $4.4 million as a result of the remeasurement of plan assets and obligations for one of the Company’s United States ("U.S.") defined benefit pension plans. The remeasurement was due to lump sum payments exceeding service and interest costs for this plan.

Note 16 - Other Postretirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s other postretirement benefit plans. The amounts for the three and nine months ended September 30, 2017 are based on calculations prepared by the Company's actuaries and represent the Company’s best estimate of each period’s proportionate share of the amounts to be recorded for the year ending December 31, 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Components of net periodic benefit cost:
Service cost	$—	$0.1	$0.1	$0.3
Interest cost	2.3	2.7	6.8	8.2
Expected return on plan assets	(1.4)	(1.6)	(4.2)	(4.9)
Amortization of prior service cost	(0.3)	0.2	(0.8)	0.7
Net periodic benefit cost	$0.6	$1.4	$1.9	$4.3

Note 17 - Income Taxes

The Company's provision for income taxes in interim periods is computed by applying the estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded during the period(s) in which they occur.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Provision for income taxes	$21.1	$15.2	$28.5	$65.8
Effective tax rate	28.1%	30.9%	14.1%	30.8%

The income tax expense for the third quarter and first nine months of 2017 was calculated using the forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. The effective tax rate differs from the U.S. federal statutory rate of 35% primarily due to the projected mix of earnings in international jurisdictions with relatively lower tax rates and tax benefits related to foreign tax credits, which are partially offset by losses in jurisdictions with no tax benefit due to valuation allowances.

Income tax expense increased for the third quarter of 2017 compared to the third quarter of 2016 primarily due to the significant increase in pre-tax earnings, primarily in non-U.S. jurisdictions. The expense was partially offset by favorable U.S. tax deductions, tax credits and favorable discrete tax amounts.

Income tax expense for the nine months ended September 30, 2017 is lower than the nine months ended September 30, 2016 primarily due to the net reversal of accruals for prior year uncertain tax positions recorded discretely and favorable U.S. tax deductions and tax credits.

The following table is a rollforward of the Company's gross unrecognized tax benefits for the nine months ended September 30, 2017:

September 30, 2017
Beginning balance, January 1	$39.1
Tax positions related to the prior years:
Additions	5.6
Reductions	(1.3)
Lapses in statutes of limitation	(28.6)
Ending Balance	$14.8

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

The following tables present the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$125.4	$120.5	$4.9	$—
Cash and cash equivalents measured at net asset value	11.8	—	—	—
Restricted cash	3.3	3.3	—	—
Short-term investments	16.5	—	16.5	—
Short-term investments measured at net asset value	0.2	—	—	—
Foreign currency hedges	1.6	—	1.6	—
Total Assets	$158.8	$123.8	$23.0	$—
Liabilities:
Foreign currency hedges	$3.9	$—	$3.9	$—
Total Liabilities	$3.9	$—	$3.9	$—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$129.6	$125.0	$4.6	$—
Cash and cash equivalents measured net asset value	19.2	—	—	—
Restricted cash	2.7	2.7	—	—
Short-term investments	9.4	—	9.4	—
Short-term investments measured at net asset value	2.3	—	—	—
Foreign currency hedges	9.9	—	9.9	—
Total Assets	$173.1	$127.7	$23.9	$—
Liabilities:
Foreign currency hedges	$2.1	$—	$2.1	$—
Total Liabilities	$2.1	$—	$2.1	$—

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

2017
No assets were measured at fair value on a nonrecurring basis for the nine months ended September 30, 2017.

2016
The following table presents those assets measured at fair value on a nonrecurring basis for the nine months ended September 30, 2016 using Level 3 inputs:

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

On March 17, 2016, the Company announced the closure of its Altavista bearing plant. The Company completed the closure of this manufacturing facility on March 31, 2017. The Altavista bearing plant, with a carrying value of $5.6 million, was written down to its fair value of $3.2 million during the first quarter of 2016, resulting in an impairment charge of $2.4 million. The fair value for the plant was based on the price that the Company expected to receive from the sale of this facility. During the third quarter of 2016, the Company reevaluated the fair value of this facility. The Altavista bearing plant was written down to its fair value of $2.5 million during the third quarter of 2016, resulting in an additional impairment of $0.7 million. During the second quarter of 2017, this facility was reclassified to assets held for sale and included in other current assets on the Consolidated Balance Sheet. On July 14, 2017, this facility was sold for a pretax gain of approximately $1.6 million.

In August 2016, the Company completed the consultation process to close the manufacturing operations in Benoni. The Benoni facility will continue to recondition bearings and assemble rail bearings. Equipment at this facility, with a carrying value of $0.5 million, was written down to its fair value of zero during the third quarter of 2016, resulting in an impairment charge of $0.5 million. The fair value for the equipment was based on the price that the Company expected to receive from the sale of the equipment.

Financial Instruments:
The Company’s financial instruments consist primarily of cash and cash equivalents, restricted cash, short-term investments, accounts receivable net, accounts payable, trade, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, restricted cash, short-term investments, accounts receivable net, accounts payable, trade and short-term borrowings are a reasonable estimate of their fair value. Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company's long-term variable rate debt is a reasonable estimate of its fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $723.9 million and $532.2 million at September 30, 2017 and December 31, 2016, respectively. The carrying value of this debt was $684.3 million and $507.3 million at September 30, 2017 and December 31, 2016, respectively. The fair value of long-term fixed-rate debt was measured using Level 2 inputs.

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

The Company does not purchase or hold any derivative financial instruments for trading purposes. As of September 30, 2017 and December 31, 2016, the Company had $223.2 million and $282.8 million, respectively, of outstanding foreign currency forward contracts at notional value. Refer to Note 18 - Fair Value for the fair value disclosure of derivative financial instruments.

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

Fair Value Hedging Strategy:

For derivative instruments that are designated and qualify as fair value hedges (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in the same line item associated with the hedged item (i.e., in interest expense when the hedged item is fixed-rate debt).

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

The following table presents the fair value of the Company's derivative instruments. Those balances are presented in the other non-current assets/liabilities accounts within the Consolidated Balance Sheets.

	Derivative Assets		Derivatives Liabilities
Derivatives designated as hedging instruments	Fair Value at 9/30/17	Fair Value at 12/31/16	Fair Value at 9/30/17	Fair Value at 12/31/16
Foreign currency forward contracts	$0.3	$2.3	$2.9	$0.5

Derivatives not designated as hedging instruments
Foreign currency forward contracts	1.3	7.6	1.0	1.6
Total Derivatives	$1.6	$9.9	$3.9	$2.1

The following tables present the impact of derivative instruments and their location within the Consolidated Statements of Income:

	Amount of gain or (loss) recognized in Other Comprehensive Income on derivative instruments
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in cash flow hedging relationships	2017	2016	2017	2016
Foreign currency forward contracts	$(1.6)	$(0.5)	$(4.7)	$(2.5)
Interest rate swaps	(2.4)	—	(2.4)	—
Total	$(4.0)	$(0.5)	$(7.1)	$(2.5)

	Amount of gain or (loss) reclassified from Accumulated Other Comprehensive Loss into income (effective portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in cash flow hedging relationships	2017	2016	2017	2016
Foreign currency forward contracts	$(0.9)	$(0.4)	$(0.2)	$0.4
Interest rate swaps	—	(0.1)	(0.2)	(0.3)
Total	$(0.9)	$(0.5)	$(0.4)	$0.1

		Amount of gain or (loss) recognized in income on derivative instruments
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income on derivative	2017	2016	2017	2016
Foreign currency forward contracts	Other income (expense), net	$2.7	$(0.2)	$(5.6)	$(4.5)

Note 20 - Continued Dumping and Subsidy Offset Act

The U.S. Continued Dumping and Subsidy Offset Act ("CDSOA") provides for distribution of monies collected by U.S. Customs and Border Protection ("U.S. Customs") on entries of merchandise subject to antidumping orders that entered the U.S. prior to October 1, 2007 to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and people. During the third quarter of 2016, the Company recognized CDSOA expense of $0.2 million. During the first nine months of 2016, the Company recognized pretax CDSOA income, net of related expenses, of $53.6 million.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Overview
Introduction:

The Timken Company engineers, manufactures and markets bearings, transmissions, gearboxes, belts, chain, lubrication systems, couplings, industrial clutches and brakes and related products and offers a variety of power system rebuild and repair services. The Company’s growing product and services portfolio features many strong industrial brands, such as Timken®, Fafnir®, Philadelphia Gear®, Drives®, Lovejoy® and Groeneveld®. Timken applies its deep knowledge of metallurgy, friction management and mechanical power transmission across the broad spectrum of bearings and related systems to improve the reliability and efficiency of machinery and equipment all around the world. Known for its quality products and collaborative technical sales model, Timken focuses on providing value to diverse markets worldwide through both original equipment manufacturers ("OEMs") and aftermarket channels. With more than 14,000 people operating in 31 countries, Timken makes the world more productive and keeps industry in motion. The Company operates under two reportable segments: (1) Mobile Industries and (2) Process Industries. The following further describes these business segments:

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

Outgrowing Our Markets. The Company intends to expand into new and existing markets by leveraging its collective knowledge of metallurgy, friction management and mechanical power transmission to create value for Timken customers. Using a highly collaborative technical selling approach, the Company places particular emphasis on creating unique solutions for challenging and/or demanding applications. The Company intends to grow in attractive market sectors around the world, emphasizing those spaces that are highly fragmented, demand high service and value the reliability and efficiency offered by Timken products. The Company also targets those applications that offer significant aftermarket demand, thereby providing product and services revenue throughout the equipment’s lifetime.

Operating With Excellence. Timken operates with a relentless drive for exceptional results and a passion for superior execution. The Company embraces a continuous improvement culture that is charged with increasing efficiency, lowering costs, eliminating waste, encouraging organizational agility and building greater brand equity to fuel future growth. This requires the Company’s ongoing commitment to attract, retain and develop the best talent across the world.

Deploying Capital to Drive Shareholder Value. The Company is intently focused on providing the highest returns for shareholders through its capital allocation framework, which includes: (1) investing in the core business through capital expenditures, research and development and organic growth initiatives; (2) pursuing strategic acquisitions to broaden our portfolio and capabilities, with a focus on bearings, adjacent power transmission products and related services; and (3) returning capital to shareholders through share repurchases and dividends. As part of this framework, the Company also may restructure, reposition or divest underperforming product lines or assets.

The following highlights the Company's recent significant strategic accomplishments:

•
On July 3, 2017, the Company completed the acquisition of Groeneveld, a leading provider of automated lubrication solutions used in on- and off-highway applications. Groeneveld, located in Gorinchem, Netherlands, with manufacturing facilities in Italy, had annual sales of approximately $105 million for the twelve months ended May 31, 2017. Based on markets and customers served, substantially all of the results for Groeneveld are reported in the Mobile Industries segment starting in the third quarter of 2017.

•
On July 5, 2017, the Company announced that the Company's majority-owned subsidiary, Timken India, entered into a definitive agreement to acquire ABC Bearings, a manufacturer of tapered, cylindrical and spherical roller bearings and slewing rings in India. The transaction is structured as a merger of ABC Bearings into Timken India, whereby shareholders of ABC Bearings will receive shares of Timken India as consideration. The transaction is subject to receipt of various approvals in India, which are expected to be completed in the first half of 2018. ABC Bearings, located in Mumbai, India, operates primarily out of manufacturing facilities in Bharuch, Gujarat and Dehradun, Uttarakhand and had annual sales of approximately $29 million for the twelve months ended May 31, 2017.

Overview:

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Net sales	$771.4	$657.4	$114.0	17.3%
Net income	54.1	34.0	20.1	59.1%
Net income attributable to noncontrolling interest	0.6	0.4	0.2	50.0%
Net income attributable to The Timken Company	53.5	33.6	19.9	59.2%
Diluted earnings per share	$0.68	$0.43	$0.25	58.1%
Average number of shares – diluted	78,804,296	78,617,476	—	0.2%

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Net sales	$2,225.8	$2,015.0	$210.8	10.5%
Net income	174.2	148.0	26.2	17.7%
Net income attributable to noncontrolling interest	—	0.3	(0.3)	(100.0)%
Net income attributable to The Timken Company	174.2	147.7	26.5	17.9%
Diluted earnings per share	$2.21	$1.86	$0.35	18.8%
Average number of shares – diluted	78,889,930	79,471,756	—	(0.7)%
The increase in net sales for the third quarter of 2017 compared with the third quarter of 2016 was primarily due to higher demand across most end markets and the benefit of acquisitions. The increase in net income for the third quarter of 2017 compared with the third quarter of 2016 was primarily due to the impact of higher volume, the benefit of acquisitions, favorable manufacturing performance, the favorable impact of foreign currency exchange rate changes and lower impairment and restructuring charges. These factors were partially offset by higher SG&A expense and unfavorable price/mix.

The increase in net sales for the first nine months of 2017 compared with the first nine months of 2016 was primarily due to higher end-market demand and the net benefit of acquisitions. The change in net income for the first nine months of 2017 compared with the first nine months of 2016 was primarily due to the impact of higher volume, lower income tax expense as a result of the net reversal of accruals for uncertain tax positions related to prior years, the benefit of acquisitions, lower restructuring charges, the favorable impact of foreign currency exchange rate changes and favorable manufacturing performance. These factors were partially offset by pre-tax CDSOA income of $53.6 million recognized in 2016 that did not reoccur in 2017, unfavorable price/mix, higher SG&A expense and a pension mark-to-market remeasurement charge recorded during the first quarter of 2017.

Outlook:
The Company expects 2017 full-year net sales to increase approximately 12% compared with 2016 primarily driven by higher demand in the industrial distribution, off-highway, heavy industries and heavy truck sectors and the benefit of acquisitions, partially offset by lower demand in the rail sector. The Company's earnings are expected to be higher in 2017 compared with 2016, primarily due to the impact of higher volume, favorable manufacturing performance, lower restructuring charges, lower income tax expense and the benefit of acquisitions. These factors are expected to be partially offset by unfavorable price/mix, higher material and logistics costs, increased SG&A expense and the expected absence of CDSOA income in 2017. The results for 2016 include the impacts of pension and other postretirement benefit mark-to-market remeasurement charges, which are not accounted for in the 2017 outlook because the amount will not be known until the fourth quarter.

The Company expects to generate operating cash of approximately $280 million in 2017, a decrease from 2016 of approximately $124 million or 31%, driven by the absence of CDSOA receipts, higher tax payments and unfavorable working capital, partially offset by higher operating income. The Company expects capital expenditures to be between 3% and 3.5% of net sales in 2017, compared with 5% of net sales in 2016.

The Statement of Income

Sales:

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Net Sales	$771.4	$657.4	$114.0	17.3%

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Net Sales	$2,225.8	$2,015.0	$210.8	10.5%
Net sales increased for the third quarter of 2017 compared with the third quarter of 2016, primarily due to higher organic revenue of $61 million, the benefit of acquisitions of $44 million and the favorable impact of foreign currency exchange rate changes. The increase in organic sales volume was driven by higher demand across most of the Company's market sectors led by industrial distribution and off-highway, partially offset by lower demand in the automotive market sector.
Net sales increased for the first nine months of 2017 compared with the first nine months of 2016, primarily due to higher organic revenue of $121 million and the benefit of acquisitions of $86 million. The increase in organic sales volume was driven by higher demand across most of the Company's market sectors led by industrial distribution and off-highway, partially offset by lower demand in the rail and automotive market sectors.

Gross Profit:

	Three Months Ended September 30,
	2017	2016	$ Change	Change
Gross profit	$217.0	$169.7	$47.3	27.9%
Gross profit % to net sales	28.1%	25.8%	—	230 bps

	Nine Months Ended September 30,
	2017	2016	$ Change	Change
Gross profit	$599.3	$537.3	$62.0	11.5%
Gross profit % to net sales	26.9%	26.7%		20 bps
Gross profit increased in the third quarter of 2017 compared with the third quarter of 2016, primarily due to the impact of higher sales volume of $23 million, the benefit of acquisitions of $18 million, favorable manufacturing performance of $14 million and the favorable impact of foreign currency exchange rate changes. These factors were partially offset by higher material and logistics costs of $9 million and unfavorable price/mix.
Gross profit increased in the first nine months of 2017 compared with the first nine months of 2016, primarily due to the impact of higher volume of $43 million, the benefit of acquisitions of $33 million and favorable manufacturing performance of $29 million. These factors were partially offset by unfavorable price/mix of $22 million and higher material and logistics costs of $20 million.

Selling, General and Administrative Expenses:

	Three Months Ended September 30,
	2017	2016	$ Change	Change
Selling, general and administrative expenses	$134.0	$107.2	$26.8	25.0%
Selling, general and administrative expenses % to net sales	17.4%	16.3%	—	110 bps

	Nine Months Ended September 30,
	2017	2016	$ Change	Change
Selling, general and administrative expenses	$377.4	$331.3	$46.1	13.9%
Selling, general and administrative expenses % to net sales	17.0%	16.4%	—	60 bps
The increase in SG&A expenses in the third quarter and first nine months of 2017 compared with the third quarter and first nine months of 2016 was primarily due to higher incentive compensation expense and the impact of acquisitions.

Impairment and Restructuring:

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Impairment charges	$—	$1.2	$(1.2)	(100.0)%
Severance and related benefit costs	1.3	3.3	(2.0)	(60.6)%
Exit costs	—	0.8	(0.8)	(100.0)%
Total	$1.3	$5.3	$(4.0)	(75.5)%

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Impairment charges	$—	$3.8	$(3.8)	(100.0)%
Severance and related benefit costs	3.2	12.6	(9.4)	(74.6)%
Exit costs	0.6	2.3	(1.7)	(73.9)%
Total	$3.8	$18.7	$(14.9)	(79.7)%
Impairment and restructuring charges of $1.3 million and $3.8 million in the third quarter and first nine months of 2017, respectively, were primarily comprised of severance and related benefit costs related to initiatives to reduce headcount and right-size the Company's manufacturing footprint, including the planned closure of the Pulaski bearing plant.
Impairment and restructuring charges of $5.3 million and $18.7 million in the third quarter and first nine months of 2016, respectively, were primarily comprised of severance and related benefit costs related to initiatives to reduce headcount and right-size the Company's manufacturing footprint, including the planned closures of the Altavista, Pulaski and Benoni bearing plants. In addition, the Company also recognized impairment charges associated with the planned closure of the Altavista and Benoni bearing plants of $1.2 million and $3.6 million, respectively, during the third quarter and first nine months of 2016.

Interest Income and Expense:

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Interest expense	$(10.1)	$(8.0)	$(2.1)	26.3%
Interest income	$0.7	$0.4	$0.3	75.0%

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Interest expense	$(26.5)	$(25.1)	$(1.4)	5.6%
Interest income	$2.0	$1.1	$0.9	81.8%
Interest expense increased for the third quarter and the first nine months of 2017 compared to the third quarter and the first nine months of 2016, primarily due to borrowings associated with the Groeneveld acquisition. Refer to Note 8 - Financing Arrangements to the Consolidated Financial Statements for further discussion.

Other Income (Expense):

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
CDSOA expense	$—	$(0.2)	$0.2	(100.0)%
Other income (expense), net	2.9	(0.1)	3.0	NM
Total other income (expense)	$2.9	$(0.3)	$3.2	NM

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
CDSOA income	$—	$53.6	$(53.6)	(100.0)%
Other income (expense), net	9.1	(1.8)	10.9	NM
Total other income	$9.1	$51.8	$(42.7)	(82.4)%
CDSOA income in the first nine months of 2016 represents income recorded in connection with funds distributed to the Company from monies collected by U.S. Customs from antidumping cases. Refer to Note 20 - Continued Dumping and Subsidy Offset Act to the Consolidated Financial Statements for further discussion.

The increase in other income (expense), net for the third quarter of 2017 was primarily due to the gain on the sale of the former manufacturing facility in Altavista and lower foreign currency exchange losses. The increase in other income (expense), net for the first nine months of 2017 was primarily due to lower foreign currency exchange losses and the gain on the sale of former manufacturing facilities in Benoni and Altavista during the second and third quarter of 2017, respectively.

Income Tax Expense:

	Three Months Ended September 30,
	2017	2016	$ Change	Change
Income tax expense	$21.1	$15.2	$5.9	38.8%
Effective tax rate	28.1%	30.9%	—	NM

	Nine Months Ended September 30,
	2017	2016	$ Change	Change
Income tax expense	$28.5	$65.8	$(37.3)	(56.7)%
Effective tax rate	14.1%	30.8%	—	NM
The effective tax rate for the three months ended September 30, 2017 is 28.1%. The income tax expense increase from the three months ended September 30, 2016 is driven by $9.1 million of additional expense at the U.S. statutory rate as a result of the increase in income before income taxes and additional expense related to losses in jurisdictions with no tax benefit. These increases are partially offset by favorable U.S. tax deductions and tax credits, and discrete tax amounts.

The effective tax rate for the nine months ended September 30, 2017 is 14.1%. The decrease in income tax expense when compared to the first nine months ended September 30, 2016 was primarily due to the net reversal of accruals for prior year uncertain tax positions (including interest) of $33.9 million in the second quarter of 2017 and favorable U.S. tax deductions and tax credits.

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

The presentation of segment results below includes a reconciliation of the changes in net sales for each segment reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions completed in 2017 and 2016 and foreign currency exchange rate changes. The effects of acquisitions and foreign currency exchange rate changes on net sales are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period.

The following items highlight the Company's acquisitions completed in 2016 and the first nine months of 2017.

•	The Company acquired Groeneveld during the third quarter of 2017. Based on markets and customer served, substantially all of the results for Groeneveld are reported in the Mobile Industries segment.

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

•
The Company acquired Lovejoy during the third quarter of 2016. Based on markets and customers served, substantially all of the results for Lovejoy are primarily reported in the Process Industries segment.

Mobile Industries Segment:

	Three Months Ended September 30,
	2017	2016	$ Change	Change
Net sales	$422.8	$353.1	$69.7	19.7%
EBIT	$34.9	$25.9	$9.0	34.7%
EBIT margin	8.3%	7.3%	—	100 bps

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Net sales	$422.8	$353.1	$69.7	19.7%
Less: Acquisitions	42.2	—	42.2	NM
Currency	4.5	—	4.5	NM
Net sales, excluding the impact of acquisitions and currency	$376.1	$353.1	$23.0	6.5%

	Nine Months Ended September 30,
	2017	2016	$ Change	Change
Net sales	$1,214.2	$1,104.1	$110.1	10.0%
EBIT	$100.1	$95.3	$4.8	5.0%
EBIT margin	8.2%	8.6%	—	(40) bps

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Net sales	$1,214.2	$1,104.1	$110.1	10.0%
Less: Acquisitions	54.2	—	54.2	NM
Currency	3.7	—	3.7	NM
Net sales, excluding the impact of acquisitions and currency	$1,156.3	$1,104.1	$52.2	4.7%
The Mobile Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, increased $23.0 million or 6.5% in the third quarter of 2017 compared with the third quarter of 2016, reflecting organic growth in the off-highway and heavy truck sectors, partially offset by lower demand in the automotive sector. EBIT increased by $9.0 million or 34.7% in the third quarter of 2017 compared with the third quarter of 2016, primarily due to the impact of higher volume of $9 million, favorable manufacturing performance of $7 million, the benefit of acquisitions of $6 million, lower restructuring charges and the favorable impact of foreign currency exchange rate changes. These factors were partially offset by higher SG&A expense of $9 million, higher material and logistics costs of $6 million and unfavorable price/mix.
The Mobile Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, increased $52.2 million or 4.7% in the first nine months of 2017 compared with the first nine months of 2016, reflecting organic growth in the off-highway and heavy truck sectors, partially offset by decreased demand in the rail and automotive sectors. EBIT increased by $4.8 million or 5.0% in the first nine months of 2017 compared with the first nine months of 2016 primarily due to higher volume of $19 million, the benefit of acquisitions of $9 million, favorable manufacturing performance of $8 million, lower restructuring charges of $6 million and the impact of foreign currency exchange rate changes of $6 million. These factors were partially offset by higher material and logistics costs of $17 million, increased SG&A expense of $14 million and unfavorable price/mix of $12 million.
Full-year sales for the Mobile Industries segment are expected to be up approximately 13% in 2017 compared with 2016. This reflects improved demand in the off-highway and heavy truck sectors, the benefit of acquisitions and the favorable impact of foreign currency exchange rate changes, partially offset by lower demand in the rail sector. EBIT for the Mobile Industries segment is expected to increase in 2017 compared with 2016 primarily due to the impact of higher volume and the impact of acquisitions, mostly offset by unfavorable price/mix and higher SG&A expense. The results for 2016 include the impacts of pension and other postretirement benefit mark-to-market remeasurement charges, which are not accounted for in the 2017 outlook because the amount will not be known until the fourth quarter.

Process Industries Segment:

	Three Months Ended September 30,
	2017	2016	$ Change	Change
Net sales	$348.6	$304.3	$44.3	14.6%
EBIT	$61.7	$42.0	$19.7	46.9%
EBIT margin	17.7%	13.8%	—	390 bps

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
Net sales	$348.6	$304.3	$44.3	14.6%
Less: Acquisitions	2.2	—	2.2	NM
Currency	4.4	—	4.4	NM
Net sales, excluding the impact of acquisitions and currency	$342.0	$304.3	$37.7	12.4%

	Nine Months Ended September 30,
	2017	2016	$ Change	Change
Net sales	$1,011.6	$910.9	$100.7	11.1%
EBIT	$164.9	$123.7	$41.2	33.3%
EBIT margin	16.3%	13.6%		270 bps

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Net sales	$1,011.6	$910.9	$100.7	11.1%
Less: Acquisitions	32.3	—	32.3	NM
Currency	0.2	—	0.2	NM
Net sales, excluding the impact of acquisitions and currency	$979.1	$910.9	$68.2	7.5%
The Process Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, increased $37.7 million or 12.4% in the third quarter of 2017 compared with the same period in 2016. The increase was primarily driven by organic growth in industrial distribution, heavy industries and wind market sectors. EBIT increased $19.7 million or 46.9% in the third quarter of 2017 compared with the third quarter of 2016 primarily due to the impact of higher volume of $18 million and favorable manufacturing performance of $7 million, partially offset by higher SG&A expense and higher material and logistics costs.
The Process Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, increased $68.2 million or 7.5% in the first nine months of 2017 compared with the first nine months of 2016. The increase was primarily driven by organic growth in industrial distribution and heavy industries market sector. EBIT increased $41.2 million or 33.3% in the first nine months of 2017 compared with the first nine months of 2016 primarily due to the impact of higher volume of $34 million, favorable manufacturing performance of $21 million, lower restructuring charges of $5 million and the benefit of acquisitions, partially offset by unfavorable price/mix of $20 million and higher SG&A expense.
Full-year sales for the Process Industries segment are expected to be up approximately 11% in 2017 compared with 2016. This reflects expected growth across most end market sectors, led by industrial distribution and the benefit of acquisitions and the favorable impact of foreign currency exchange rate changes. EBIT for the Process Industries segment is expected to increase in 2017 compared with 2016 primarily due to the impact of higher volume, the benefit of acquisitions and lower restructuring charges, partially offset by unfavorable price/mix and higher SG&A expense. The results for 2016 include the impacts of pension and other postretirement benefit mark-to-market remeasurement charges, which are not accounted for in the 2017 outlook because the amount will not be known until the fourth quarter.

Corporate:

	Three Months Ended September 30,
	2017	2016	$ Change	Change
Corporate expenses	$12.0	$10.9	$1.1	10.1%
Corporate expenses % to net sales	1.6%	1.7%	—	(10) bps

	Nine Months Ended September 30,
	2017	2016	$ Change	Change
Corporate expenses	$37.8	$34.8	$3.0	8.6%
Corporate expenses % to net sales	1.7%	1.7%	—	—

The Balance Sheet

The following discussion is a comparison of the Consolidated Balance Sheets at September 30, 2017 and December 31, 2016.

Current Assets:

	September 30, 2017	December 31, 2016	$ Change	% Change
Cash and cash equivalents	$137.2	$148.8	$(11.6)	(7.8)%
Restricted cash	3.3	2.7	0.6	22.2%
Accounts receivable, net	542.2	438.0	104.2	23.8%
Inventories, net	687.5	553.7	133.8	24.2%
Deferred charges and prepaid expenses	39.9	20.3	19.6	96.6%
Other current assets	64.2	48.4	15.8	32.6%
Total current assets	$1,474.3	$1,211.9	$262.4	21.7%
Refer to the "Cash Flows" section for discussion on the change in cash and cash equivalents. Accounts receivable, net increased primarily due to higher sales in September 2017 compared to December 2016, current-year acquisitions and the impact of foreign currency exchange rate changes.
Inventories, net increased due to higher demand, current-year acquisitions and the impact of foreign currency exchange rate changes. Deferred charges and prepaid expenses at September 30, 2017 included a prepayment of U.S. income taxes for 2017. Other current assets primarily increased due to an increase in short-term investments and current-year acquisitions.

Property, Plant and Equipment, Net:

	September 30, 2017	December 31, 2016	$ Change	% Change
Property, plant and equipment	$2,360.6	$2,233.0	$127.6	5.7%
Accumulated depreciation	(1,518.4)	(1,428.6)	(89.8)	6.3%
Property, plant and equipment, net	$842.2	$804.4	$37.8	4.7%
The increase in property, plant and equipment, net in the first nine months of 2017 was primarily due to capital expenditures of $56 million, current-year acquisitions of $32 million and the impact of foreign currency exchange rate changes of $27 million, partially offset by current-year depreciation of $73 million.

Other Assets:

	September 30, 2017	December 31, 2016	$ Change	% Change
Goodwill	$510.3	$357.5	$152.8	42.7%
Non-current pension assets	31.6	32.1	(0.5)	(1.6)%
Other intangible assets	428.9	271.0	157.9	58.3%
Deferred income taxes	47.9	51.4	(3.5)	(6.8)%
Other non-current assets	28.4	34.9	(6.5)	(18.6)%
Total other assets	$1,047.1	$746.9	$300.2	40.2%
The increase in goodwill was primarily due to $148 million of goodwill acquired from current-year acquisitions. The increase in other intangible assets was primarily due to $175 million of intangible assets acquired from the current-year acquisitions and current-year expenditures for software of $6 million, partially offset by current-year amortization of $29 million.

Current Liabilities:

	September 30, 2017	December 31, 2016	$ Change	% Change
Short-term debt	$41.1	$19.2	$21.9	114.1%
Current portion of long-term debt	5.0	5.0	—	—%
Accounts payable	248.1	176.2	71.9	40.8%
Salaries, wages and benefits	112.2	85.9	26.3	30.6%
Income taxes payable	7.4	16.9	(9.5)	(56.2)%
Other current liabilities	154.9	149.5	5.4	3.6%
Total current liabilities	$568.7	$452.7	$116.0	25.6%
The increase in short-term debt was primarily due to higher borrowings of $16 million under foreign lines of credit. The increase in accounts payable was primarily due to increased purchasing activity, as well as higher days outstanding driven by the Company's initiative to extend payment terms with its suppliers.
The increase in accrued salaries, wages and benefits was primarily due to higher accruals for incentive compensation expense, as well as current-year acquisitions. The decrease in income taxes was primarily due to the Company being in a prepaid position with respect to U.S. income taxes at September 30, 2017 as reflected on the balance sheet; at December 31, 2016, the Company had a current income tax payable balance that included $13.7 million payable for U.S. income taxes.

Non-Current Liabilities:

	September 30, 2017	December 31, 2016	$ Change	% Change
Long-term debt	$959.8	$635.0	$324.8	51.1%
Accrued pension cost	160.3	154.7	5.6	3.6%
Accrued postretirement benefits cost	126.7	131.5	(4.8)	(3.7)%
Deferred income taxes	44.9	3.9	41.0	NM
Other non-current liabilities	47.3	74.5	(27.2)	(36.5)%
Total non-current liabilities	$1,339.0	$999.6	$339.4	34.0%
The increase in long-term debt was primarily due to additional borrowings of $176.5 million under the 2027 Notes and $117.8 million under the 2020 Term Loan to finance the Groeneveld acquisition, as well as additional borrowings of $20 million classified as long-term under the Accounts Receivable Facility and additional borrowings of $8 million under the Company's Senior Credit Facility.
The increase in deferred income taxes was primarily due to current-year acquisitions of $42 million. The decrease in other non-current liabilities was primarily driven by the reversal of accruals for uncertain tax positions of $34 million due to the expiration of statutes of limitation in various jurisdictions.

Shareholders’ Equity:

	September 30, 2017	December 31, 2016	$ Change	% Change
Common stock	$951.3	$960.0	$(8.7)	(0.9)%
Earnings invested in the business	1,400.2	1,289.3	110.9	8.6%
Accumulated other comprehensive loss	(41.0)	(77.9)	36.9	(47.4)%
Treasury shares	(887.5)	(891.7)	4.2	(0.5)%
Noncontrolling interest	32.9	31.2	1.7	5.4%
Total shareholders’ equity	$1,455.9	$1,310.9	$145.0	11.1%
Earnings invested in the business in the first nine months of 2017 increased by net income attributable to the Company of $174.2 million, partially offset by dividends declared of $62.4 million.
The decrease in accumulated other comprehensive loss was primarily due to foreign currency adjustments of $40.9 million. The foreign currency translation adjustments were due to the weakening of the U.S. dollar relative to other foreign currencies, including the Romanian Leu, Chinese Yuan, Indian Rupee and Polish Zloty. See "Other Matters - Foreign Currency" for further discussion regarding the impact of foreign currency translation.

Cash Flows

	Nine Months Ended September 30,
	2017	2016	$ Change
Net cash provided by operating activities	$142.9	$278.7	$(135.8)
Net cash used in investing activities	(407.4)	(143.3)	(264.1)
Net cash provided by (used in) financing activities	236.3	(139.7)	376.0
Effect of exchange rate changes on cash	16.6	3.7	12.9
Decrease in cash and cash equivalents	$(11.6)	$(0.6)	$(11.0)

Operating Activities:
Operating activities provided net cash of $142.9 million in the first nine months of 2017, compared with net cash of $278.7 million provided in the first nine months of 2016. The decrease was primarily due to the unfavorable impact of income taxes of $79.6 million and a net unfavorable change in working capital items of $71.5 million, partially offset by higher net income of $26.2 million. Refer to the tables below for additional detail of the impact of each line on net cash provided by operating activities.

The following table displays the impact of working capital items on cash during the first nine months of 2017 and 2016, respectively:

	Nine Months Ended September 30,
	2017	2016	$ Change
Cash Provided (Used):
Accounts receivable	$(61.6)	$12.2	$(73.8)
Inventories	(85.4)	(13.6)	(71.8)
Trade accounts payable	55.7	15.0	40.7
Other accrued expenses	15.9	(17.5)	33.4
Cash used by working capital items	$(75.4)	$(3.9)	$(71.5)

The following table displays the impact of income taxes on cash during the first nine months of 2017 and 2016, respectively:

	Nine Months Ended September 30,
	2017	2016	$ Change
Accrued income tax expense	$28.5	$65.8	$(37.3)
Income tax payments	(77.2)	(32.5)	(44.7)
Other miscellaneous items	(3.4)	(5.8)	2.4
Change in income taxes	$(52.1)	$27.5	$(79.6)
Investing Activities:
Net cash used in investing activities of $407.4 million in the first nine months of 2017 increased $264.1 million from the same period in 2016 primarily due to an increase of $284.4 million in cash used for acquisitions, partially offset by a $21.9 million reduction in capital expenditures.

Financing Activities:
Net cash provided by financing activities was $236.3 million in the first nine months of 2017 compared with net cash of $139.7 million used in financing activities in the first nine months of 2016. The increase was primarily due to an increase in net borrowings of $323.1 million, primarily needed to fund the Groeneveld acquisition that closed on July 3, 2017, and less cash used in share repurchases of $42 million during the first nine months of 2017 compared with the first nine months of 2016.

Liquidity and Capital Resources:

Reconciliation of total debt to net debt and the ratio of net debt to capital:

Net Debt:

	September 30, 2017	December 31, 2016
Short-term debt	$41.1	$19.2
Current portion of long-term debt	5.0	5.0
Long-term debt	959.8	635.0
Total debt	$1,005.9	$659.2
Less: Cash and cash equivalents	137.2	148.8
Restricted cash	3.3	2.7
Net debt	$865.4	$507.7

Ratio of Net Debt to Capital:

	September 30, 2017	December 31, 2016
Net debt	$865.4	$507.7
Shareholders’ equity	1,455.9	1,310.9
Net debt plus shareholders’ equity (capital)	$2,321.3	$1,818.6
Ratio of net debt to capital	37.3%	27.9%

The Company presents net debt because it believes net debt is more representative of the Company's financial position than total debt due to the amount of cash and cash equivalents held by the Company.

At September 30, 2017, $137.0 million of the Company's $137.2 million of cash and cash equivalents resided in jurisdictions outside the U.S. It is the Company's practice to use available cash in the U.S. to pay down its Senior Credit Facility or Accounts Receivable Facility in order to minimize total interest expense. Repatriation of non-U.S. cash could be subject to domestic and foreign taxes and some portion may be subject to governmental restrictions. Part of the Company's strategy is to grow in attractive market sectors, many of which are outside the U.S. This strategy includes making investments in facilities, equipment and potential new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments where feasible.

The Company has a $100 million Accounts Receivable Facility, which matures on November 30, 2018. The Accounts Receivable Facility is subject to certain borrowing base limitations and is secured by certain domestic accounts receivable of the Company. Certain borrowing base limitations reduced the availability of the Accounts Receivable Facility to $80.3 million at September 30, 2017. As of September 30, 2017, the Company had $74.8 million in outstanding borrowings, which reduced the availability under the facility to $5.5 million. The interest rate on the Accounts Receivable Facility is variable and was 2.07% as of September 30, 2017, which reflects the prevailing commercial paper rate plus facility fees.

The Company has a $500 million Senior Credit Facility, which matures on June 19, 2020. At September 30, 2017, the Senior Credit Facility had outstanding borrowings of $91.2 million, which reduced the availability to $408.8 million. The Senior Credit Facility has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At September 30, 2017, the Company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0 (3.75 to 1.0 for a limited period up to four quarters following an acquisition with a purchase price of $200 million or greater). As of September 30, 2017, the Company's consolidated leverage ratio was 2.23 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0. As of September 30, 2017, the Company's consolidated interest coverage ratio was 13.57 to 1.0.

The interest rate under the Senior Credit Facility is variable and represents a blended U.S. Dollar and Euro rate with a spread based on the Company's debt rating. This rate was 1.59% as of September 30, 2017. In addition, the Company pays a facility fee based on the consolidated leverage ratio multiplied by the aggregate commitments of all of the lenders under the Senior Credit Facility.

Other sources of liquidity include short-term lines of credit for certain of the Company's foreign subsidiaries, which provide for borrowings of up to approximately $250.0 million in the aggregate. Most of these credit lines are uncommitted. At September 30, 2017, the Company had borrowings outstanding of $35.5 million and bank guarantees of $2.0 million, which reduced the aggregate availability under these facilities to $212.5 million.

The Company expects that any cash requirements in excess of cash on hand and cash generated from operating activities will be met by the committed funds available under its Accounts Receivable Facility and the Senior Credit Facility. Management believes it has sufficient liquidity to meet its obligations through at least the term of the Senior Credit Facility.

The Company expects to remain in compliance with its debt covenants. However, the Company may need to limit its borrowings under the Senior Credit Facility or other facilities in order to remain in compliance. As of September 30, 2017, the Company could have borrowed the full amounts available under the Senior Credit Facility and Accounts Receivable Facility and still would have been in compliance with its debt covenants.

The Company issued €150 million of 2027 Notes, which mature on September 7, 2027. On September 18, 2017, the Company entered into a €100 million 2020 Term Loan, which matures on September 18, 2020. Refer to Note 8 - Financing Arrangements for additional information.

The Company expects cash from operations of approximately $280 million in 2017, a decrease from 2016 of approximately $124 million or 31%, driven by the absence of CDSOA receipts, higher tax payments and unfavorable working capital, partially offset by higher operating income. The Company expects capital expenditures to be between 3% and 3.5% of net sales in 2017, compared with 5% of net sales in 2016.

Financing Obligations and Other Commitments:
During the first nine months of 2017, the Company made contributions of $8.8 million to its global defined benefit pension plans. The Company currently expects to make contributions to its global defined benefit pension plans in 2017 totaling approximately $10 million. Returns for the Company's U.S. defined benefit plan pension assets for the first nine months of 2017 were approximately 10.1%. Returns for the Company's global defined benefit pension plan assets in 2016 were 8.5%, which was above the weighted-average expected rate of return of 5.78% predominantly due to both strong returns in equity and fixed-income markets. The Company expects to record pension expense of approximately $15 million in 2017, including the mark-to-market remeasurement losses of approximately $4 million recorded during the first quarter, compared with pension expense of $73.4 million in 2016, which included approximately $60 million of mark-to-market remeasurement losses. The amount for 2017 does not include actuarial gains and losses that will be recognized immediately through earnings as a result of the remeasurement of pension plan assets and obligations in the fourth quarter of 2017.

The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.

Critical Accounting Policies and Estimates:
The Company's financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company reviews its critical accounting policies throughout the year. The Company has concluded that there have been no significant changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2016, during the nine months ended September 30, 2017 other than the change in accounting principles described below.

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

For the nine months ended September 30, 2017, the Company recorded positive foreign currency translation adjustments of $40.9 million that increased shareholders' equity, compared with a positive foreign currency translation adjustments of $3.3 million that increased shareholders' equity for the nine months ended September 30, 2016. The foreign currency translation adjustments for the nine months ended September 30, 2017 were positively impacted by the weakening of the U.S. dollar relative to other foreign currencies, including the Romanian Leu, Chinese Yuan, Indian Rupee and Polish Zloty.

Foreign currency exchange losses resulting from transactions included in the Company's operating results for the third quarter of 2017 were $1.2 million, compared with losses of $2.8 million during the third quarter of 2016. Foreign currency exchange losses resulting from transactions included in the Company's operating results for the first nine months of 2017 were $2.6 million, compared with losses of $5.8 million during the first nine months of 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Common Shares

The following table provides information about purchases by the Company of its common shares during the quarter ended September 30, 2017.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
7/1/17 - 7/31/17	66,761	$46.96	64,000	9,368,000
8/1/17 - 8/31/17	233,321	44.31	206,000	9,162,000
9/1/17 - 9/30/17	43,397	46.36	42,000	9,120,000
Total	343,479	$45.09	312,000	9,120,000

(1)
Of the shares purchased in July, August and September, 2,761, 27,321 and 1,397, respectively, represent common shares of the Company that were owned and tendered by employees to exercise stock options and to satisfy withholding obligations in connection with the exercise of stock options and vesting of restricted shares.

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

101
Financial statements from the quarterly report on Form 10-Q of The Timken Company for the quarter ended September 30, 2017, filed on October 25, 2017, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY
Date: October 25, 2017	By: /s/ Richard G. Kyle
Richard G. Kyle President and Chief Executive Officer (Principal Executive Officer)

Date: October 25, 2017	By: /s/ Philip D. Fracassa
Philip D. Fracassa Executive Vice President and Chief Financial Officer (Principal Financial Officer)