Form 10-K
period 2017-12-31
TIMKEN CO
filed 2018-02-15
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Yes  ☐    No  ☒
As of June 30, 2017, the aggregate market value of the registrant’s common shares held by non-affiliates of the registrant was $3,097,156,335 based on the closing sale price as reported on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2018
Common Shares, without par value	77,882,884 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders to be held on or about May 8, 2018 (Proxy Statement)	Part III

THE TIMKEN COMPANY

PART I.

Item 1. Business

General:
As used herein, the term “Timken” or the “Company” refers to The Timken Company and its subsidiaries unless the context otherwise requires. Timken engineers, manufactures and markets bearings, transmissions, gearboxes, belts, chain, lubrication systems, couplings, industrial clutches and brakes, and related products and offers a spectrum of power system rebuild and repair services around the world. The Company’s growing product and services portfolio features many strong industrial brands, including Timken®, Fafnir®, Philadelphia Gear®, Drives®, Lovejoy® and Groeneveld®.

The Company was founded in 1899 by Henry Timken, who received two patents on the design of a tapered roller bearing. Timken later became, and continues to be, the world's largest manufacturer of tapered roller bearings, leveraging its expertise to develop a full portfolio of industry-leading products and services. Timken built its reputation as a global leader by applying its knowledge of metallurgy, friction management and mechanical power transmission to increase the reliability and efficiency of its customers' equipment across a diverse range of industries. Today, the Company's global footprint consists of 97 manufacturing facilities/service centers, 23 technology and engineering centers, and 41 distribution centers and warehouses, supported by a team comprised of more than 15,000 employees. Timken operates in 33 countries around the globe.

Industry Segments and Geographical Financial Information:
Information required by this Item is incorporated herein by reference to Note 16 - Segment Information.

Major Customers:
The Company sells products and services to a diverse customer base globally, including customers in the following market sectors: industrial distribution, general industrial original equipment, mining, construction, agriculture, rail, aerospace and defense, automotive, heavy truck, metals and energy. No single customer accounts for 5% or more of total net sales.

Products:
Timken manufactures and manages global supply chains for multiple product lines including anti-friction bearings and mechanical power transmission products designed to operate in demanding environments. The Company leverages its technical knowledge, research expertise, and production and engineering capabilities across all of its products and end markets to deliver high-performance products and services to its customers. Differentiation among these product lines is generally based on either product type or the targeted applications utilizing the product.

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

Selection and development of bearings for customer applications and demand for high reliability require sophisticated engineering and analytical techniques. High precision tolerances, proprietary internal geometries and quality materials provide Timken bearings with high load-carrying capacity, excellent friction-reducing qualities and long service lives. The uses for bearings are diverse and can be found in transportation applications that include passenger cars and trucks, heavy trucks, helicopters, airplanes and trains. Ranging in size from precision bearings the size of a pencil eraser to those roughly three meters in diameter, Timken components also are used in a wide variety of industrial applications: paper and steel mills, mining, oil and gas extraction and production, machine tools, gear drives, health and positioning control, wind turbines and food processing.

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

Spherical and Cylindrical Roller Bearings. Timken also produces spherical and cylindrical roller bearings that are used in gear drives, rolling mills and other industrial and infrastructure development applications. These products are sold worldwide to original equipment manufacturers ("OEMs") and industrial distributors serving major end-market sectors, including construction and mining, natural resources, defense, pulp and paper production, rolling mills and general industrial goods.

Ball Bearings. Timken radial, angular and precision ball bearings are used by customers in a variety of market sectors, including aerospace, agriculture, construction, health, machine tool, the automotive aftermarket and general industries. Radial ball bearings are designed to tolerate relatively high-speed operation under a range of load conditions. These bearing types consist of an inner and outer ring with a cage containing a complement of precision balls. Angular contact ball bearings are designed for a combination of radial and axial loading. Precision ball bearings are manufactured to tight tolerances and come in miniature and instrument, thin section and ball screw support designs.

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

Chain. Timken manufactures precision Drives® roller chain, pintle chain, agricultural conveyor chain, engineering class chain and oil field roller chain. These highly engineered products are used in a wide range of mobile and industrial machinery applications, including agriculture, oil and gas, aggregate and mining, primary metals, forest products and other heavy industries. These products also are utilized in the food and beverage and packaged goods sectors, which often require high-end, specialty products, including stainless-steel and corrosion-resistant roller chain.

Couplings. The Company offers a full range of industrial couplings within its mechanical power transmission products portfolio. The Lovejoy brand is widely known for its flexible coupling design and as the creator of the jaw-style coupling. Lovejoy® couplings are available in curved jaw, jaw in-shear, s-flex, gear-torsional and disc style configurations. These components are used in a wide range of industries such as steel, pulp and paper, power generation, food processing, mining and construction. The Company also offers an extensive line of torsional couplings offered under the Torsional Control Products brand.

Lubrication Systems. The Company's Groeneveld® lubrication solutions include a wide variety of automatic lubrication delivery devices, oil management systems and safety support systems designed to enhance vehicle and machine uptime in on- and off-highway applications. These systems complement the Company's Interlube® line of lubrication systems, which are used by the commercial vehicle, mining, and heavy and general industries. Timken also offers 27 formulations of grease, leveraging its knowledge of tribology and anti-friction bearings to enable smooth equipment operation.

Aerospace Drive Systems. The Company's portfolio of parts, systems and services for the aerospace market sector includes products used in helicopters for military and commercial use.  Timken designs, manufactures and tests a wide variety of power transmission and drive train components, including transmissions, gears and rotor-head assemblies and housings. In addition to original equipment, Timken provides aftermarket overhaul and repair services for transmissions, gearboxes and other components.

Industrial Gearboxes. The Company’s Philadelphia Gear® line of low- and high-speed gear drive designs are used in large-scale industrial applications. These gear drive configurations are custom made to meet user specifications, offering a wide-array of size, footprint and gear arrangements. Low-speed drives commonly are used in crushing and pulverizing equipment, cooling towers, conveyors and pumps. High-speed drives typically are used by power generation, oil and gas, marine and pipeline industries.

Industrial Clutches and Brakes. Timken offers a selection of engineered clutches, brakes, hydraulic power take-off units and other torque management devices marketed under the PT Tech brand. These products are custom engineered for original equipment manufacturers and used in mining, aggregate, wood recycling and metals industries.

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

Bearing Repair. Timken bearing repair services return worn bearings to like-new specifications, which increases bearing service life and often can restore bearings in less time than required to manufacture new. Bearing remanufacturing is available for any bearing type or brand - including competitor products - and is well-suited to heavy industrial applications such as paper, metals, mining, power generation and cement; railroad locomotives, passenger cars and freight cars; and aerospace engines and gearboxes.

Services accounted for approximately 6% of the Company’s net sales for the year ended December 31, 2017.

Sales and Distribution:
Timken products are sold principally by its own internal sales organizations. A portion of each segment's sales are made through authorized distributors.

Customer collaboration is central to the Company's sales strategy. Therefore, Timken goes where its customers need them, with sales engineers primarily working in close proximity to customers rather than at production sites. In some cases, Timken may co-locate with a customer at its facility to ensure optimized collaboration. The Company's sales force continuously updates the team's training and knowledge regarding all friction management products and market sector trends, and Timken employees assist customers during development and implementation phases and provide ongoing service and support.

The Company has a joint venture in North America focused on joint logistics and e-business services. This joint venture, CoLinx, LLC, includes five equity members: Timken, SKF Group, Schaeffler Group, ABB Group and Gates Industrial Corp. The e-business service focuses on information and business services for authorized distributors in the Process Industries segment.

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

Competition:
The anti-friction bearing business is highly competitive in every country where Timken sells products. Timken primarily competes based on total value, including price, quality, timeliness of delivery, product design and the ability to provide engineering support and service on a global basis. The Company competes with domestic manufacturers and many foreign manufacturers of anti-friction bearings, including SKF Group, Schaeffler Group, NTN Corporation, JTEKT Corporation and NSK Ltd.

Joint Ventures:
Investments in affiliated companies accounted for under the equity method were approximately $2.5 million and $3.1 million, respectively, at December 31, 2017 and 2016. The investment balance at December 31, 2017 was reported in other non-current assets on the Consolidated Balance Sheets.

Backlog:
The following table provides the backlog of orders for the Company's domestic and overseas operations at December 31, 2017 and 2016:

	December 31,
(Dollars in millions)	2017	2016
Segment:
Mobile Industries	$882.3	$644.7
Process Industries	588.3	398.4
Total Company	$1,470.6	$1,043.1
Approximately 90% of the Company’s backlog at December 31, 2017 is scheduled for delivery in the succeeding 12 months. Actual shipments depend upon customers' ever-changing production schedules. Accordingly, Timken does not believe that its backlog data and comparisons thereof, as of different dates, reliably indicate future sales or shipments.

Raw Materials:
The principal raw materials used by the Company to make anti-friction bearings are special bar quality ("SBQ") steel and steel components. SBQ steel and components are produced around the world by various suppliers. SBQ steel is purchased in bar, tube and wire forms, while components are commonly purchased as forgings, semi-finished or finished components. The primary inputs to SBQ steel include scrap metal, iron ore, alloys, energy and labor. The availability and price of SBQ steel are subject to changes in supply and demand, commodity prices for ferrous scrap, ore, alloy, electricity, natural gas, transportation fuel, and labor costs. The Company manages price variability of commodities by using surcharge mechanisms on some of its contracts with its customers that provides for partial recovery of these cost increases in the price of bearing products.
Any significant increase in the cost of steel could materially affect the Company’s earnings. Disruptions in the supply of SBQ steel could temporarily impair the Company’s ability to manufacture bearings for its customers, or require the Company to pay higher prices in order to obtain SBQ steel or components, which could affect the Company’s revenues or profitability. The availability of bearing-quality tubing is relatively limited, and the Company has taken steps to limit its exposure to this particular form of SBQ steel. Overall, the Company believes that the number of suppliers of SBQ steel is adequate to support the needs of global bearing production, and, in general, the Company is not dependent on any single source of supply.
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
Expenditures for research and development amounted to approximately $35.3 million, $31.8 million and $32.6 million in 2017, 2016 and 2015, respectively. No amounts were funded by others in 2017, 2016 and 2015.

Environmental Matters:
The Company continues its efforts to protect the environment and comply with environmental protection laws. Additionally, it has invested in pollution control equipment and updated plant operational practices. The Company is committed to implementing a documented environmental management system worldwide and to becoming certified under the ISO 14001 standard where appropriate to meet or exceed customer requirements. As of the end of 2017, 17 of the Company’s plants had obtained ISO 14001 certification.

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

The Company and certain of its United Stated ("U.S.") subsidiaries previously have been and could in the future be identified as potentially responsible parties for investigation and remediation at off-site disposal or recycling facilities under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), known as the Superfund, or state laws similar to CERCLA. In general, such claims for investigation and remediation also have been asserted against numerous other entities.

Management believes any ultimate liability with respect to pending actions will not materially affect the Company’s operations, cash flows or consolidated financial position. The Company also is conducting environmental investigation and/or remediation activities at certain current or former operating sites. The costs of such investigation and remediation activities, in the aggregate, are not expected to be material to the operations or financial position of the Company.

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

Employment:
At December 31, 2017, Timken had more than 15,000 employees worldwide. Approximately 7% of Timken’s U.S. employees are covered under collective bargaining agreements.

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

The global bearing industry is highly competitive. We compete with domestic manufacturers and many foreign manufacturers of anti-friction bearings, including SKF Group, Schaeffler Group, NTN Corporation, JTEKT Corporation and NSK Ltd., and an increasing number of emerging market competitors. Due to competitiveness within the bearing industry, we may not be able to increase prices for our products to cover increases in our costs or to achieve desired profitability. In many cases we face pressure from our customers to reduce prices, which could adversely affect our revenues and profitability. In addition, our customers may choose to purchase products from one of our competitors rather than pay the prices we seek for our products, which could adversely affect our revenues and profitability.

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

There has been significant volatility in the capital markets and in the end markets and geographic regions in which we and our customers operate, which has negatively affected our revenues. Our revenues also may be negatively affected by changes in customer demand, changes in the product mix and negative pricing pressure in the industries in which we operate. Margins in those industries are highly sensitive to demand cycles, and our customers in those industries historically have tended to delay large capital projects, including expensive maintenance and upgrades, during economic downturns. As a result, our revenues and earnings are impacted by overall levels of industrial production.

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

If a customer becomes insolvent or files for bankruptcy, our ability to recover accounts receivable from that customer would be affected adversely and any payment we received during the preference period prior to a bankruptcy filing potentially may be recoverable by the bankruptcy estate. Furthermore, if certain of our customers liquidate in bankruptcy, we may incur impairment charges relating to obsolete inventory and machinery and equipment.

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

We require substantial amounts of raw materials, including steel, to operate our business.  Our supply of raw materials could be interrupted for a variety of reasons, including availability and pricing.  Prices for raw materials necessary for production have fluctuated significantly in the past and could do so in the future.  We generally attempt to manage these fluctuations by passing along increased raw material prices to our customers in the form of price increases or surcharges; however, we may be unable to increase the price of our products due to pricing pressure, contract terms or other factors, which could adversely impact our revenue and profit margins.

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

We have taken approximately $163 million in impairment and restructuring charges in the aggregate during the last five years. Changes in business or economic conditions, or our business strategy, may result in additional restructuring programs and may require us to take additional charges in the future, which could have a material adverse effect on our earnings.

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

The Company relies on information technology systems to process, transmit and store electronic information and manage and operate its business. A breach in security could expose the Company, its employees and its customers and suppliers to risks of misuse of confidential information, manipulation and destruction of data, production downtimes and operational disruptions, which in turn could adversely affect the Company's reputation, competitive position, business or results of operations.

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

For those countries outside the United States where we have significant sales, a strengthening in the U.S. dollar or devaluation in the local currency would reduce the value of our local inventory as presented in our Consolidated Financial Statements. In addition, a stronger U.S. dollar or a weaker local currency would result in reduced revenue, operating profit and shareholders' equity due to the impact of foreign exchange translation on our Consolidated Financial Statements. Fluctuations in foreign currency exchange rates may make our products more expensive for others to purchase or increase our operating costs, affecting our competitiveness and our profitability.

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

These and other risks also may increase the relative price of our products compared to those manufactured in other countries, reducing the demand for our products in the markets in which we operate, which could have a material adverse effect on our revenues and earnings.

Expenses and contributions related to our defined benefit plans are affected by factors outside our control, including the performance of plan assets, interest rates, actuarial data and experience, and changes in laws and regulations, all of which could impact our funded status.

Our future expense and funding obligations for the defined benefit pension plans depend upon a number of factors, including the level of benefits provided for by the plans, the future performance of assets set aside in trusts for these plans, the level of interest rates used to determine the discount rate to calculate the amount of liabilities, actuarial data and experience and any changes in government laws and regulations. In addition, if the various investments held by our pension trusts do not perform as expected or the liabilities increase as a result of discount rates and other actuarial changes, our pension expense and required contributions would increase and, as a result, could materially adversely affect our business or require us to record charges that could be significant and would cause a reduction in our shareholders' equity. We may be required legally to make contributions to the pension plans in the future in excess of our current expectations, and those contributions could be material.

Future actions involving our defined benefit and other postretirement plans, such as annuity purchases, lump sum payouts, and/or plan terminations could cause us to incur significant pension and postretirement settlement and curtailment charges, and require cash contributions.

We have purchased annuities and offered lump sum payouts to defined benefit plan and other postretirement plan participants and retirees in the past. If we were to take similar actions in the future, we could incur significant pension settlement and curtailment charges related to the reduction in pension and postretirement obligations from annuity purchases, lump-sum payouts of benefits to plan participants, and/or plan terminations. Pursuing these types of actions could require us to make additional contributions to the defined plans to maintain a legally required funded status.

Work stoppages or similar difficulties could significantly disrupt our operations, reduce our revenues and materially affect our earnings.

A work stoppage at one or more of our facilities, or at facilities of one or more of our suppliers, could have a material adverse effect on our business, financial condition and results of operations. Also, if one or more of our customers were to experience a work stoppage, that customer likely would halt or limit purchases of our products, which could have a material adverse effect on our business, financial condition and results of operations.

We are subject to a wide variety of domestic and foreign laws and regulations that could adversely affect our results of operations, cash flow or financial condition.

We are subject to a wide variety of domestic and foreign laws and regulations, and legal compliance risks, including securities laws, tax laws, employment and pension-related laws, competition laws, U.S. and foreign export and trade laws, and laws governing improper business practices. We are affected by new laws and regulations, and changes to existing laws and regulations, including interpretations by courts and regulators.

In addition, we could be adversely affected by violations of the FCPA and similar worldwide anti-bribery laws as well as export controls and economic sanction laws. The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S government officials for the purpose of obtaining or retaining business. Recently, there has been a substantial increase in the global enforcement of anti-corruption laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Our policies mandate compliance with these laws, but we cannot assure you that our internal controls and procedures always will protect us from the improper acts committed by our employees or agents. If we are found to be liable for FCPA, export control or sanction violations, we could suffer from criminal or civil penalties or other sanctions, including loss of export privileges or authorization needed to conduct aspects of our international business, which could have a material adverse effect on our business.

Compliance with the laws and regulations described above or with other applicable foreign, federal, state, and local laws and regulations currently in effect or that may be adopted in the future could materially adversely affect our competitive position, operating results, financial condition and liquidity.

If we are unable to attract and retain key personnel, our business could be materially adversely affected.

Our business substantially depends on the continued service of key members of our management and other key employees. The loss of the services of a significant number of members of our management or other key employees could have a material adverse effect on our business. Our future success also will depend on our ability to attract and retain highly skilled personnel, such as engineering, finance, marketing and senior management professionals. Competition for these types of employees is intense, and we could experience difficulty from time to time in hiring and retaining the personnel necessary to support our business. If we do not succeed in retaining our current employees and attracting new high quality employees, our business could be materially adversely affected.

We may not realize the improved operating results that we anticipate from past and future acquisitions and we may experience difficulties in integrating acquired businesses.

We seek to grow, in part, through strategic acquisitions, joint ventures and other alliances, which are intended to complement or expand our businesses, and expect to continue to do so in the future. These acquisitions involve challenges and risks. In the event that we do not successfully integrate these acquisitions into our existing operations so as to realize the expected return on our investment, our results of operations, cash flow or financial condition could be adversely affected.

Our operating results depend in part on continued successful research, development and marketing of new and/or improved products and services, and there can be no assurance that we will continue to successfully introduce new products and services.

The success of new and improved products and services depends on their initial and continued acceptance by our customers. Our businesses are affected, to varying degrees, by technological change and corresponding shifts in customer demand, which could result in unpredictable product transitions or shortened life cycles, especially as it relates to market and technological changes driven by electrification, climate change requirements or increased digitization. We may experience difficulties or delays in the research, development, production, or marketing of new products and services that may prevent us from recouping or realizing a return on the investments required to bring new products and services to market. The end result could be a negative impact on our operating results.

If our internal controls are found to be ineffective, our financial results or our stock price may be adversely affected.

Our most recent evaluation resulted in our conclusion that, as of December 31, 2017, our internal control over financial reporting was effective. We believe that we currently have adequate internal control procedures in place for future periods, including processes related to newly acquired businesses; however, increased risk of internal control breakdowns generally exists in a business environment that is decentralized. In addition, if our internal control over financial reporting is found to be ineffective, investors may lose confidence in the reliability of our financial statements, which may adversely affect our stock price.

Changes in accounting guidance could have an adverse effect on our results of operations, as reported in our financial statements.

Our consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles ("U.S. GAAP"), which is periodically revised and/or expanded.  Accordingly, from time to time we are required to adopt new or revised accounting guidance and related interpretations issued by recognized authoritative bodies, including the Financial Accounting Standards Board and the SEC.  The impact of accounting pronouncements that have been issued but not yet implemented is disclosed in this Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q.  It is possible that future accounting guidance we are required to adopt, or future changes in accounting principles, could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have an adverse effect on our results of operations, as reported in our consolidated financial statements.

Certain members of our Board of Directors and management may have actual or potential conflicts of interest because of their ownership of shares of TimkenSteel Corporation ("TimkenSteel") or their relationships with TimkenSteel following the spinoff of TimkenSteel into an independent publicly traded company on June 30, 2015 (the "Spinoff").

Certain members of our Board of Directors and management own shares of TimkenSteel and/or options to purchase shares of TimkenSteel, which could create, or appear to create, potential conflicts of interest when our directors and executive officers are faced with decisions that could have different implications for us and TimkenSteel. One of our directors, Ward J. Timken, Jr., is also Chairman, President and Chief Executive Officer of TimkenSteel. This may create, or appear to create, potential conflicts of interest if Mr. Timken is faced with decisions that could have different implications for TimkenSteel than the decisions have for us.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Timken has manufacturing facilities at multiple locations in the United States and in a number of countries outside the United States. The aggregate floor area of these facilities worldwide is approximately 10.8 million square feet, all of which, except for approximately 1.8 million square feet, is owned in fee. The facilities not owned in fee are leased. The buildings occupied by Timken are principally made of brick, steel, reinforced concrete and concrete block construction. The Company believes all buildings are in satisfactory operating condition to conduct business.

Timken’s Mobile Industries segment's manufacturing facilities and service centers in the United States are located in Los Alamitos, California; Manchester, Connecticut; Carlyle, Illinois; Lenexa, Kansas; Rochester Hills, Michigan; Keene and Lebanon, New Hampshire; Iron Station, North Carolina; Bucyrus, Canton, New Philadelphia and Sharon Center, Ohio; Gaffney and Honea Path, South Carolina; Pulaski and Knoxville, Tennessee; and Ogden, Utah. These facilities, including warehouses at plant locations and a technology center in North Canton, Ohio, have an aggregate floor area of approximately 3.5 million square feet.

Timken’s Mobile Industries segment’s manufacturing plants and service centers outside the United States are located in Belo Horizonte Curitiba, and Rio Clara, Brazil; Yantai, China; Cheltenham, Northampton and Plymouth, England; Colmar, France; Jamshedpur, India; Karmiel, Israel; Cassago, Valmadrea and Villa Carcina, Italy; Sosnowiec, Poland; Gauteng, South Africa. These facilities, including warehouses at plant locations, have an aggregate floor area of approximately 2.3 million square feet.

Timken's Process Industries segment's manufacturing plants and service centers in the United States are located in Hueytown, Alabama; Sante Fe Springs, California; Broomfield and Denver, Colorado; New Haven, Connecticut; New Castle, Delaware; Downers Grove, Fulton and Mokena, Illinois; Mishawaka, Indiana; Fort Scott, Kansas; Augusta and Portland, Maine; Springfield, Massachusetts; South Haven, Michigan; Springfield, Missouri; Randleman and Rutherfordton, North Carolina; Union, South Carolina; Ferndale, Pasco and Vancouver, Washington; Princeton, West Virginia; and Casper, Wyoming. These facilities, including warehouses at plant locations and a wind center in North Canton, Ohio, have an aggregate floor area of approximately 2.8 million square feet.

Timken's Process Industries segment's manufacturing plants and service centers outside the United States are located in Mississauga, Prince George and Sasakatoon, Canada; Chengdu, Jiangsu and Wuxi, China; Dudley, England; Werdohl, Germany; Chennai and Durg, India; Karmiel, Israel; and Ploiesti and Prahova, Romania. These facilities, including warehouses at plant locations, have an aggregate floor area of approximately 2.2 million square feet.

In addition to the manufacturing and distribution facilities discussed above, Timken owns or leases warehouses and distribution facilities in Argentina, Australia, Brazil, Canada, China, France, England, Mexico, New Zealand, Poland, South Africa, Singapore, Spain and the United States.

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

Item 4. Mine Safety Disclosures
Not applicable.

Item 4A. Executive Officers of the Registrant
The executive officers are elected by the Board of Directors normally for a term of one year and until the election of their successors. All executive officers have been employed by Timken or by a subsidiary of the Company during the past five-year period other than Ms. Cheverine, who was hired by the Company in May 2017. The executive officers of the Company as of February 15, 2018 are as follows:

Name	Age	Current Position and Previous Positions During Last Five Years
Carolyn E. Cheverine	55	2017 Executive Vice President, General Counsel and Secretary
		2016 Vice President & Chief Counsel, Tax & International Transactions - Eaton Corporation
		2014 Senior Vice President and Chief Counsel, Industrial Sector - Eaton Corporation
		2011 Vice President, General Counsel and Secretary - Cliffs Natural Resources Inc. (subsequently renamed Cleveland-Cliffs Inc.)
Christopher A. Coughlin	57	2014 Executive Vice President, Group President
		2012 Group President
Philip D. Fracassa	49	2014 Executive Vice President and Chief Financial Officer
		2012 Senior Vice President - Planning and Development
Richard G. Kyle	52	2014 President and Chief Executive Officer; Director
		2013 Chief Operating Officer - B&PT; Director
		2012 Group President
Ronald J. Myers	59	2017 Executive Vice President - Human Resources
		2015 Vice President of Human Resources
		2014 Vice President of Organizational Advancement Operations
		2012 Vice President - Operational Organizational Advancement

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares are traded on the New York Stock Exchange under the symbol “TKR.” The estimated number of record holders of the Company’s common shares at December 31, 2017 was 4,005. The estimated number of beneficial shareholders at December 31, 2017 was 56,244.
The following table provides information about the high and low sales prices for the Company’s common shares and dividends paid for each quarter for the last two fiscal years.

	2017			2016
	Stock prices		Dividends	Stock prices		Dividends
	High	Low	per share	High	Low	per share
First quarter	$46.45	$40.05	$0.26	$33.64	$22.22	$0.26
Second quarter	$51.75	$42.50	$0.27	$37.07	$28.72	$0.26
Third quarter	$49.95	$42.55	$0.27	$35.28	$29.31	$0.26
Fourth quarter	$53.10	$44.73	$0.27	$41.15	$31.60	$0.26

Issuer Purchases of Common Shares:
The following table provides information about purchases of its common shares by the Company during the quarter ended December 31, 2017.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
10/1/2017 - 10/31/2017	50,791	$49.71	44,000	9,076,000
11/1/2017 - 11/30/2017	4,341	47.26	4,000	9,072,000
12/1/2017 - 12/31/2017	5,080	50.12	—	9,072,000
Total	60,212	$49.57	48,000	—

(1)
Of the shares purchased in October, November and December, 6,791, 341 and 5,080, respectively, represent common shares of the Company that were owned and tendered by employees to exercise stock options, and to satisfy withholding obligations in connection with the exercise of stock options and vesting of restricted shares.

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

(3)
On February 6, 2017, the Company's Board of Directors approved a share repurchase plan pursuant to which the Company may purchase up to ten million of its common shares, in the aggregate. This new share purchase plan expires on February 28, 2021. Under this plan the Company purchased shares from time to time in open market purchases or privately negotiated transactions and was able to make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans.

*Total return assumes reinvestment of dividends. Fiscal years ending December 31.

	2013	2014	2015	2016	2017
Timken	$117	$129	$89	$128	$162
S&P 500	132	151	153	171	208
S&P 400 Industrials	144	146	141	182	225

The line graph compares the cumulative total shareholder returns over five years for The Timken Company, the S&P 500 Stock Index and the S&P 400 Industrials Index. The graph assumes, in each case, an initial investment of $100 on January 1, 2012, in Timken common shares, S&P 500 Index and S&P 400 Industrials Index, based on market prices at the end of each fiscal year through and including December 31, 2017, and reinvestment of dividends (and taking into account the value of the TimkenSteel common shares distributed in the Spinoff).

Item 6. Selected Financial Data
Summary of Operations and Other Comparative Data:

(Dollars in millions, except per share and per employee data)	2017	2016	2015	2014	2013
Statements of Income
Net sales	$3,003.8	$2,669.8	$2,872.3	$3,076.2	$3,035.4
Gross profit	810.4	668.5	819.5	851.2	1,041.7
Selling, general and administrative expenses	521.4	470.7	457.7	611.8	324.8
Impairment and restructuring charges	4.3	21.7	14.7	113.4	8.7
Operating income (1)	284.7	174.5	255.9	125.8	708.0
Continued Dumping and Subsidy Offset Act income, net	—	59.6	—	—	—
Other income (expense), net	9.4	(0.9)	(7.5)	19.9	6.7
Interest expense, net	34.2	31.6	30.7	24.3	22.5
Income from continuing operations	202.3	141.1	191.4	85.2	434.0
Income from discontinued operations, net of income taxes	—	—	—	30.5	224.7
Net income attributable to The Timken Company	$203.4	$140.8	$188.6	$113.2	$658.4
Balance Sheets
Inventories, net	$738.9	$553.7	$551.1	$593.7	$590.6
Property, plant and equipment, net	864.2	804.4	777.8	780.5	855.8
Total assets	3,402.4	2,763.2	2,789.0	3,002.9	4,480.3
Total debt:
Short-term debt	105.4	19.2	62.0	7.4	18.6
Current portion of long-term debt	2.7	5.0	15.1	0.6	250.7
Long-term debt	854.2	635.0	579.4	518.4	175.6
Total debt	$962.3	$659.2	$656.5	$526.4	$444.9
Net debt
Total debt	962.3	659.2	656.5	526.4	444.9
Less: cash and cash equivalents and restricted cash	(125.4)	(151.5)	(129.8)	(294.1)	(399.7)
Net debt (2)	$836.9	$507.7	$526.7	$232.3	$45.2
Total liabilities	1,927.5	1,452.3	1,439.5	1,408.7	1,828.4
Total equity	$1,474.9	$1,310.9	$1,349.5	$1,594.2	$2,651.9
Capital:
Net debt	836.9	507.7	526.7	232.3	45.2
Total equity	1,474.9	1,310.9	1,349.5	1,594.2	2,651.9
Net debt + total equity (capital)	$2,311.8	$1,818.6	$1,876.2	$1,826.5	$2,697.1
Other Comparative Data
Income from continuing operations / net sales	6.7%	5.3%	6.7%	2.8%	14.3%
Net income attributable to The Timken Company / net sales	6.8%	5.3%	6.6%	3.7%	21.7%
Return on equity (3)	13.7%	10.8%	14.2%	5.3%	16.4%
Net sales per employee (4)	$206.3	$185.3	$197.5	$210.9	$203.1
Capital expenditures	104.7	137.5	105.6	126.8	133.6
Depreciation and amortization	137.7	131.7	130.8	137.0	142.4
Capital expenditures / net sales	3.5%	5.2%	3.7%	4.1%	4.4%
Dividends per share	$1.07	$1.04	$1.03	$1.00	$0.92
Basic earnings per share - continuing operations (5)	2.62	1.79	2.23	0.92	4.56
Diluted earnings per share - continuing operations (5)	2.58	1.78	2.21	0.91	4.52
Basic earnings per share (6)	2.62	1.79	2.23	1.25	6.92
Diluted earnings per share (6)	2.58	1.78	2.21	1.24	6.86
Net debt to capital (2)	36.2%	27.9%	28.1%	12.7%	1.7%
Number of employees at year-end (7)	15,006	14,111	14,709	14,378	14,794
Number of shareholders (8)	56,244	43,458	40,257	44,271	52,218

(1)	Operating income included pension settlement charges of $119.9 million during 2015.

(2)	The Company presents net debt because it believes net debt is more representative of the Company’s financial position than total debt due to the amount of cash and cash equivalents.

(3)	Return on equity is defined as income from continuing operations divided by ending total equity.

(4)	Dollars in thousands, based on average number of employees employed during the year.

(5)	Based on average number of shares outstanding during the year.

(6)	Based on average number of shares outstanding during the year and includes discontinued operations for 2013 and 2014.

(7)	Adjusted to exclude temporary employees for all periods.

(8)	Includes an estimated count of shareholders having common shares held for their accounts by banks, brokers and trustees for benefit plans.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Dollars in millions, except per share data)

OVERVIEW

Introduction:

The Timken Company engineers, manufactures and markets bearings, transmissions, gearboxes, belts, chain, lubrication systems, couplings, industrial clutches and brakes and related products and offers a variety of power system rebuild and repair services. The Company’s growing product and services portfolio features many strong industrial brands, such as Timken®, Fafnir®, Philadelphia Gear®, Drives®, Lovejoy® and Groeneveld®. Timken applies its deep knowledge of metallurgy, friction management and mechanical power transmission across the broad spectrum of bearings and related systems to improve the reliability and efficiency of machinery and equipment all around the world. Known for its quality products and collaborative technical sales model, Timken focuses on providing value to diverse markets worldwide through both original equipment manufacturers ("OEMs") and aftermarket channels. With more than 15,000 people operating in 33 countries, Timken makes the world more productive and keeps industry in motion. The Company operates under two reportable segments: (1) Mobile Industries and (2) Process Industries. The following further describes these business segments:

•
Mobile Industries serves OEM customers that manufacture off-highway equipment for the agricultural, mining and construction markets; on-highway vehicles including passenger cars, light trucks, and medium- and heavy-duty trucks; rail cars and locomotives; outdoor power equipment; rotorcraft and fixed-wing aircraft; and other mobile equipment. Beyond service parts sold to OEMs, aftermarket sales and services to individual end users, equipment owners, operators and maintenance shops are handled directly or through the Company's extensive network of authorized automotive and heavy-truck distributors.

•
Process Industries serves OEM and end-user customers in industries that place heavy demands on the fixed operating equipment they make or use in heavy and other general industrial sectors. This includes metals, cement and aggregate production; coal and wind power generation; oil and gas extraction and refining; pulp and paper and food processing; and health and critical motion control equipment. Other applications include marine equipment, gear drives, cranes, hoists and conveyors. This segment also supports aftermarket sales and service needs through its global network of authorized industrial distributors and through the provision of services directly to end users.

Timken creates value by understanding customer needs and applying its know-how in attractive market sectors, serving a broad range of customers and industries across the globe. The Company’s business strengths include its product technology, end-market diversity, geographic reach and aftermarket mix. Timken collaborates with OEMs to improve equipment efficiency with its engineered products and captures subsequent equipment replacement cycles by selling largely through independent channels in the aftermarket. Timken focuses its international efforts and footprint in regions of the world where strong macroeconomic factors such as urbanization, infrastructure development and sustainability create demand for its products and services.

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

Deploying Capital to Drive Shareholder Value. The Company is intently focused on providing the highest returns for shareholders through its capital allocation framework, which includes: (1) investing in the core business through capital expenditures, research and development and organic growth initiatives; (2) pursuing strategic acquisitions to broaden our portfolio and capabilities, with a focus on bearings, adjacent power transmission products and related services; and (3) returning capital to shareholders through dividends and share repurchases. As part of this framework, the Company also may restructure, reposition or divest underperforming product lines or assets.

The following items highlight certain of the Company's more significant strategic accomplishments in 2017:

Acquisitions

•
On April 3, 2017, the Company completed the acquisition of the shares of Torsion Control Products, Inc. ("Torsion Control Products"), a manufacturer of engineered torsional couplings used in the construction, agriculture and mining industries. Torsion Control Products, located in Rochester Hills, Michigan, had sales of approximately $20 million for the 12 months ended December 31, 2016. Based on markets and customers served, substantially all of the results for Torsion Control Products are reported in the Mobile Industries segment.

•
On May 5, 2017, the Company completed the acquisition of the assets of PT Tech, Inc. ("PT Tech"), a manufacturer of engineered clutches, brakes, hydraulic power take-off units and other torque management devices used in mining, aggregate, wood recycling and metals industries. PT Tech, located in Sharon Center, Ohio, had sales of approximately $22 million for the 12 months ended April 30, 2017. Based on markets and customers served, substantially all of the results for PT Tech are reported in the Mobile Industries segment.

•
On July 3, 2017, the Company completed the acquisition of the shares of Wenjo B.V. ("Groeneveld"), a leading provider of automated lubrication solutions used in on- and off-highway applications. Groeneveld, located in Gorinchem, Netherlands with manufacturing facilities in Italy, had sales of approximately $105 million for the 12 months ended May 31, 2017. Based on markets and customers served, substantially all of the results for Groeneveld are reported in the Mobile Industries segment.

•
On July 5, 2017, the Company announced that the Company's majority-owned subsidiary, Timken India Ltd. ("Timken India"), entered into a definitive agreement to acquire ABC Bearings Limited ("ABC Bearings"), a manufacturer of tapered, cylindrical and spherical roller bearings and slewing rings in India. The transaction is structured as a merger of ABC Bearings into Timken India, whereby shareholders of ABC Bearings will receive shares of Timken India as consideration. The transaction is subject to receipt of various approvals in India, which are expected to be completed in the first half of 2018. ABC Bearings, located in Mumbai, India, operates primarily out of manufacturing facilities in Bharuch, Gujarat and Dehradun, Uttarakhand and had sales of approximately $29 million for the 12 months ended May 31, 2017.

Operational Highlights

•
On June 13, 2017, the Company held the grand opening for its new state-of-the-art bearing plant in Prahova, Romania, where Timken® metric tapered roller bearings are manufactured. The new plant strengthens the Company's global footprint and product offering.

RESULTS OF OPERATIONS
2017 vs. 2016

Overview:

	2017	2016	$ Change	% Change
Net sales	$3,003.8	$2,669.8	$334.0	12.5%
Net income	202.3	141.1	61.2	43.4%
Net (loss) income attributable to noncontrolling interest	(1.1)	0.3	(1.4)	(466.7%)
Net income attributable to The Timken Company	$203.4	$140.8	$62.6	44.5%
Diluted earnings per share	$2.58	$1.78	$0.80	44.9%
Average number of shares—diluted	78,911,149	79,234,324	—	(0.4%)
The increase in net sales was primarily due to higher end-market demand and the benefit of acquisitions. The increase in net income in 2017 compared with 2016 was primarily due to improved performance across the business, as well as lower net actuarial losses due to the remeasurement of pension and other postretirement assets and obligations ("Mark-to-Market Charges"), restructuring charges, and income tax expense, partially offset by lower pre-tax U.S. Continued Dumping and Subsidy Offset Act ("CDSOA") income of $59.6 million. The improvement in business performance reflects higher volume, favorable manufacturing performance, the benefit of acquisitions and the favorable impact of foreign currency exchange rate changes, partially offset by unfavorable price/mix and higher material, logistics and selling, general and administrative ("SG&A") expenses.

Outlook:

The Company expects 2018 full-year sales to increase 9% to 10% compared with 2017 primarily due to increased demand across most end-market sectors, higher pricing, the benefit of acquisitions and the favorable impact of foreign currency exchange rate changes. The Company's earnings are expected to be higher in 2018 than 2017, primarily due to the impact of higher volume, favorable price/mix, the benefit of acquisitions and the favorable impact of foreign currency exchange rate changes, partially offset by higher operating costs, a higher income tax rate and higher interest expense.

The Company expects to generate operating cash of approximately $350 million in 2018, an increase from 2017 of approximately $113 million or 48%, as the Company anticipates higher net income and lower working capital requirements. The Company expects capital expenditures to be 3.5% to 4.0% of sales in 2018, compared with 3.5% of sales in 2017.

THE STATEMENTS OF INCOME

Sales:

	2017	2016	$ Change	% Change
Net sales	$3,003.8	$2,669.8	$334.0	12.5%
Net sales increased in 2017 compared with 2016 primarily due to higher organic revenue of $186 million, the benefit of acquisitions of $131 million and the favorable impact of foreign currency exchange rate changes of $17 million. The increase in organic revenue was driven by higher demand across most of the Company's market sectors led by the off-highway, industrial distribution and heavy truck sectors, partially offset by lower demand in the rail sector.

Gross Profit:

	2017	2016	$ Change	Change
Gross profit	$810.4	$668.5	$141.9	21.2%
Gross profit % to net sales	27.0%	25.0%	—	200	bps
Gross profit increased in 2017 compared with 2016 primarily due to the impact of higher volume of $74 million, the benefit of acquisitions of $52 million, favorable manufacturing performance of $49 million and lower Mark-to-Market Charges of $31 million. These factors were partially offset by higher material and logistics costs of $34 million and unfavorable price/mix of $34 million.

Selling, General and Administrative Expenses:

	2017	2016	$ Change	Change
Selling, general and administrative expenses	$521.4	$470.7	$50.7	10.8%
Selling, general and administrative expenses % to net sales	17.4%	17.6%	—	(20) bps
The increase in SG&A expenses in 2017 compared with 2016 was primarily due to the impact of acquisitions and higher incentive compensation expense, partially offset by lower Mark-to-Market Charges.

Impairment and Restructuring Charges:

	2017	2016	$ Change
Impairment charges	$0.1	$3.9	$(3.8)
Severance and related benefit costs	3.5	15.3	(11.8)
Exit costs	0.7	2.5	(1.8)
Total	$4.3	$21.7	$(17.4)
Impairment and restructuring charges of $4.3 million in 2017 were primarily comprised of severance and related benefit costs associated with initiatives to reduce headcount and right-size the Company's manufacturing footprint, including the planned closure of its bearing plant in Pulaski, Tennessee ("Pulaski").

Impairment and restructuring charges of $21.7 million in 2016 were primarily comprised of severance and related benefit costs associated with initiatives to reduce headcount and right-size the Company's manufacturing footprint, including the planned closures of its bearing plants in Altavista, Virginia ("Altavista"), Pulaski and Benoni, South Africa ("Benoni"). In addition, the Company recognized impairment charges of $3.9 million during 2016 that were primarily associated with the planned closures of the Altavista and Benoni bearing plants.

Interest Expense and Income:

	2017	2016	$ Change	% Change
Interest expense	$(37.1)	$(33.5)	$(3.6)	10.7%
Interest income	2.9	1.9	1.0	52.6%
Interest expense increased in 2017 compared to 2016 primarily due to an increase in outstanding debt mostly associated with the Groeneveld acquisition. Refer to Note 10 - Financing Arrangements in the Notes to the Consolidated Financial Statements for further discussion.

Other Income (Expense):

	2017	2016	$ Change	% Change
CDSOA income, net	$—	$59.6	$(59.6)	(100.0%)
Other income (expense), net	9.4	(0.9)	10.3	NM
Total other income (expense)	$9.4	$58.7	$(49.3)	(84.0%)
CDSOA income, net in 2016 represents income recorded in connection with funds distributed to the Company from monies collected by U.S. Customs and Border Protection ("U.S. Customs") from antidumping cases, net of related professional fees. Refer to Note 21 - Continued Dumping and Subsidy Offset Act in the Notes to the Consolidated Financial Statements for further discussion.

The increase in other income (expense), net for 2017, compared to 2016 was primarily due to lower foreign currency exchange losses and gains recorded from the sale of the Company's former manufacturing facilities in Benoni and Altavista during 2017.

Income Tax Expense:

	2017	2016	$ Change	Change
Income tax expense	$57.6	$60.5	$(2.9)	(4.8%)
Effective tax rate	22.2%	30.0%	—	(780) bps
The effective tax rate for 2017 was 22.2%, which was favorable to the U.S. federal statutory rate of 35% due to earnings in certain foreign jurisdictions where the effective rate is less than 35%, U.S. foreign tax credits realized on earnings distributed to the United States, and favorable U.S. permanent deductions and tax credits. The effective tax rate was further impacted favorably by the net reversal of accruals for prior year uncertain tax positions, a valuation allowance release, and other discrete items.

These favorable impacts were partially offset by provisional amounts for the one-time net charge related to the taxation of unremitted foreign earnings and the remeasurement of U.S. deferred tax balances to reflect the new U.S. corporate income tax rate enacted under the Tax Cuts and Jobs Act of 2017 ("U.S. Tax Reform"). U.S. Tax Reform includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35% to 21% for tax years beginning after December 31, 2017. U.S. Tax Reform also requires companies to pay a one-time net charge related to the taxation of unremitted foreign earnings, creates new taxes on certain foreign sourced earnings and allows for immediate expensing of certain depreciable assets after September 27, 2017.

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

The change in the effective rate for 2017 compared with 2016 was primarily due to favorable discrete tax items. Refer to the table below for additional detail of the impact of each item on income tax expense.

2016 to 2017 $ Change
Impact of global earnings at the U.S. statutory rate of 35%	$20.4
Foreign taxation impact	(10.3)
U.S. taxation (1)	(9.5)
U.S. Tax Reform	35.3
Net reversal of accruals for uncertain tax positions (2)	(26.3)
Other discrete items, net	(12.5)
Total	$(2.9)
(1) U.S. taxation includes the impact of foreign tax credits, U.S. Manufacturing deductions, U.S. Research and Experimentation credit, U.S. state and local taxation, U.S. taxation of foreign earnings and other U.S. items.
(2) Net reversal of accruals for uncertain tax positions were primarily driven by expiration of applicable statutes of limitations.
Refer to Note 17 - Income Taxes in the Notes to the Consolidated Financial Statements for more information on the computation of the income tax expense in interim periods.

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

The presentation of segment results below includes a reconciliation of the changes in net sales for each segment reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions and divestitures completed in 2017 and 2016 and foreign currency exchange rate changes. The effects of acquisitions and foreign currency exchange rate changes on net sales are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period.

The following items highlight the Company's acquisitions completed in 2017 and 2016 by segment based on the customers and underlying markets served:

•	The Company acquired Groeneveld during the third quarter of 2017. Substantially all of the results for Groeneveld are reported in the Mobile Industries segment.

•	The Company acquired Torsion Control Products and PT Tech during the second quarter of 2017. Substantially all of the results for both businesses are reported in the Mobile Industries segment.

•	The Company acquired the shares of EDT Corp. ("EDT") during the fourth quarter of 2016. Substantially all of the results for EDT are reported in the Process Industries segment.

•	The Company acquired the shares of Lovejoy, Inc. ("Lovejoy") during the third quarter of 2016. Substantially all of the results for Lovejoy are reported in the Process Industries segment.

Mobile Industries Segment:

	2017	2016	$ Change	Change
Net sales	$1,640.0	$1,446.4	$193.6	13.4%
EBIT	$132.1	$87.1	$45.0	51.7%
EBIT margin	8.1%	6.0%	—	210	bps

	2017	2016	$ Change	% Change
Net sales	$1,640.0	$1,446.4	$193.6	13.4%
Less: Acquisitions	96.9	—	96.9	NM
Currency	9.7	—	9.7	NM
Net sales, excluding the impact of acquisitions and currency	$1,533.4	$1,446.4	$87.0	6.0%
The Mobile Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, increased by $87.0 million or 6.0% in 2017 compared with 2016, reflecting organic growth in the off-highway and heavy truck market sectors, partially offset by decreased demand in the rail sector. EBIT increased by $45.0 million or 51.7% in 2017 compared with 2016 primarily due to higher volume of $32 million, lower Mark-to-Market Charges of $23 million, favorable manufacturing performance of $21 million, the benefit of acquisitions of $16 million, lower restructuring charges of $9 million and the impact of foreign currency exchange rate changes of $6 million. These factors were offset partially by higher material and logistics costs of $26 million, increased SG&A expense of $19 million and unfavorable price/mix of $16 million. The higher SG&A expense was primarily due to higher incentive compensation expense.
Full-year sales for the Mobile Industries segment are expected to be up approximately 9% to 11% in 2018 compared with 2017. This reflects improved demand in the off-highway and heavy truck sectors, higher pricing, the benefit of acquisitions and the favorable impact of foreign currency exchange rate changes. EBIT for the Mobile Industries segment is expected to increase in 2018 compared with 2017 primarily due to the impact of higher volume and the impact of acquisitions and favorable price/mix, partially offset by higher operating costs. The results for 2017 include the impacts of pension and other postretirement benefit Mark-to-Market Charges, which are not accounted for in the 2018 outlook because the amount will not be known until the fourth quarter of 2018.

Process Industries Segment:

	2017	2016	$ Change	Change
Net sales	$1,363.8	$1,223.4	$140.4	11.5%
EBIT	$220.5	$149.5	$71.0	47.5%
EBIT margin	16.2%	12.2%	—	400	bps

	2017	2016	$ Change	% Change
Net sales	$1,363.8	$1,223.4	$140.4	11.5%
Less: Acquisitions	33.9	—	33.9	NM
Currency	7.4	—	7.4	NM
Net sales, excluding the impact of acquisitions and currency	$1,322.5	$1,223.4	$99.1	8.1%
The Process Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, increased by $99.1 million or 8.1% in 2017 compared with 2016. The increase was primarily driven by organic growth in the industrial distribution, general industrial OE and military marine sectors. EBIT increased by $71.0 million or 47.5% in 2017 compared with 2016 primarily due to the impact of higher volume of $49 million, favorable manufacturing performance of $29 million, lower Mark-to-Market Charges of $18 million, lower restructuring charges of $7 million and the benefit of acquisitions. These factors were partially offset by unfavorable price/mix of $26 million, higher material and logistics costs of $8 million and higher SG&A expense of $7 million. The higher SG&A expense was due to higher incentive compensation expense.
Full-year sales for the Process Industries segment are expected to be up approximately 8% to 10% in 2018 compared with 2017. This reflects expected growth across most end-market sectors, led by industrial distribution, general industrial OE and industrial services, higher pricing and the favorable impact of foreign currency exchange rate changes. EBIT for the Process Industries segment is expected to increase in 2018 compared with 2017 primarily due to the impact of higher volume, favorable price/mix and the favorable impact of foreign currency exchange rate changes, partially offset by higher operating costs. The results for 2017 include the impacts of pension and other postretirement benefit Mark-to-Market Charges, which are not accounted for in the 2018 outlook because the amount will not be known until the fourth quarter of 2018.

Corporate:

	2017	2016	$ Change	Change
Corporate expenses	$58.5	$61.4	$(2.9)	(4.7%)
Corporate expenses % to net sales	1.9%	2.3%	—	(40) bps

RESULTS OF OPERATIONS:
2016 vs. 2015

Overview:

	2016	2015	$ Change	% Change
Net sales	$2,669.8	$2,872.3	$(202.5)	(7.1%)
Net income	141.1	191.4	(50.3)	(26.3%)
Income attributable to noncontrolling interest	0.3	2.8	(2.5)	(89.3%)
Net income attributable to The Timken Company	$140.8	$188.6	$(47.8)	(25.3%)
Diluted earnings per share	$1.78	$2.21	$(0.43)	(19.5%)
Average number of shares - diluted	79,234,324	85,346,246	—	(7.2%)
The decrease in net sales was primarily due to lower end-market demand and the impact of foreign currency exchange rate changes, partially offset by the net benefit of acquisitions and divestitures. The decrease in net income in 2016 compared with 2015 was primarily due to the impact of lower volume across most market sectors, unfavorable price/mix, higher Mark-to-Market Charges, higher restructuring charges and the impact of foreign currency exchange rate changes. These factors were offset partially by pretax CDSOA income of $59.6 million recorded in 2016, lower material and manufacturing costs and lower SG&A expenses. The prior year also included a gain from the divestiture of Timken Alcor Aerospace Technologies, Inc. ("Alcor") and higher discrete income tax benefits.

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

Gross Profit:

	2016	2015	$ Change	Change
Gross profit	$668.5	$819.5	$(151.0)	(18.4%)
Gross profit % to net sales	25.0%	28.5%	—	(350) bps
Rationalization expenses included in cost of products sold	$6.4	$3.6	$2.8	77.8%
Gross profit decreased in 2016 compared with 2015 primarily due to the impact of lower volume of $91 million, unfavorable price/mix of $65 million, higher Mark-to-Market Charges of $43 million, higher restructuring charges and the impact of foreign currency exchange rate changes. These factors were offset partially by lower material and manufacturing costs net of manufacturing underutilization of $52 million and the benefit of acquisitions.

Selling, General and Administrative Expenses:

	2016	2015	$ Change	Change
Selling, general and administrative expenses	$470.7	$457.7	$13.0	2.8%
Selling, general and administrative expenses % to net sales	17.6%	15.9%	—	170	bps
The increased in SG&A expenses in 2016 compared with 2015 was primarily due to higher Mark-to-Market Charges of $42 million, additional expenses from Carlstar Belt LLC ("Timken Belts"), Lovejoy and EDT acquired in September 2015, July 2016, and October 2016, respectively, partially offset by the benefit of cost reduction initiatives of $26 million, the impact of foreign currency exchange rate changes, lower depreciation expense and lower non-income tax expense.

Impairment and Restructuring Charges:

	2016	2015	$ Change
Impairment charges	$3.9	$3.3	$0.6
Severance and related benefit costs	15.3	7.7	7.6
Exit costs	2.5	3.7	(1.2)
Total	$21.7	$14.7	$7.0
Impairment and restructuring charges of $21.7 million in 2016 were comprised primarily of severance and related benefit costs associated with initiatives to reduce headcount and right-size the Company's manufacturing footprint, including the planned closures of the Altavista, Pulaski and Benoni bearing plants. In addition, the Company recognized impairment charges of $3.9 million during 2016 that were primarily associated with the planned closures of the Altavista and Benoni bearing plants.

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

Pension Settlement Charges:

	2016	2015	$ Change
Pension settlement charges	$1.6	$119.9	$(118.3)

Pension settlement charges in 2015 were primarily due to the purchase of group annuity contracts from Prudential Insurance Company of America ("Prudential") by two of the Company's U.S. defined benefit pension plans. The two group annuity contracts require Prudential to pay and administer future pension benefits for approximately 8,400 U.S. Timken retirees in the aggregate. The Company transferred a total of approximately $1.1 billion of its pension obligations and a total of approximately $1.2 billion of pension assets to Prudential in these transactions. The Company also incurred pension settlement and curtailment charges related to one of its Canadian defined benefit pension plans. As a result of the group annuity contracts, as well as pension settlement and curtailment charges related to the Canadian pension plan, the Company incurred total pension settlement and curtailment charges of $119.9 million, including professional fees of $2.6 million, in 2015.

Gain on Divestiture:

	2016	2015	$ Change
Gain on divestiture	$—	$28.7	$(28.7)
Gain on divestiture in 2015 was related primarily to the gain on the sale of Alcor of $29.0 million in the fourth quarter of 2015.

Interest Expense and Income:

	2016	2015	$ Change	% Change
Interest expense	$(33.5)	$(33.4)	$(0.1)	0.3%
Interest income	$1.9	$2.7	$(0.8)	(29.6%)

Other Income (Expense):

	2016	2015	$ Change	% Change
CDSOA income, net	$59.6	$—	$59.6	NM
Fixed asset write-off	—	(9.7)	9.7	(100.0%)
Other income (expense), net	(0.9)	2.2	(3.1)	(140.9%)
Total other income (expense)	$58.7	$(7.5)	$66.2	NM
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

Income Tax Expense:

	2016	2015	$ Change	Change
Income tax expense	$60.5	$26.3	$34.2	130.0%
Effective tax rate	30.0%	12.1%	—	1,790	bps
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
The effective tax rate for 2015 was 12.1%. The tax rate of 12.1% was less than the U.S. statutory rate of 35% primarily due to the tax benefits from the reversals of certain valuation allowances in foreign jurisdictions, U.S. foreign tax credits, earnings in certain foreign jurisdictions where the effective tax rate was less than 35%, reversals of reserves for uncertain tax positions, state and local taxes, the U.S. manufacturing deduction, the U.S. research tax credit and other U.S. tax benefits. These factors were offset by U.S. taxation of foreign earnings, recording of deferred tax liabilities related to foreign branch operations, and losses at certain foreign subsidiaries where no tax benefit could be recorded.
The change in the effective tax rate for 2016 compared with 2015 was primarily due to unfavorable discrete items. Refer to the table below for additional detail of the impact of each item on income tax expense.

2015 to 2016 $ Change
Impact of global earnings at the U.S. statutory rate of 35%	$(5.6)
Foreign taxation impact	10.8
U.S. taxation (1)	(5.8)
Other discrete items, net	34.8
Total	$34.2
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

Mobile Industries Segment:

	2016	2015	$ Change	Change
Net sales	$1,446.4	$1,558.3	$(111.9)	(7.2%)
EBIT	$87.1	$205.5	$(118.4)	(57.6%)
EBIT margin	6.0%	13.2%	—	(720) bps

	2016	2015	$ Change	% Change
Net sales	$1,446.4	$1,558.3	$(111.9)	(7.2%)
Less: Acquisitions	46.8	—	46.8	NM
Divestitures	(15.7)	—	(15.7)	NM
Currency	(22.8)	—	(22.8)	NM
Net sales, excluding the impact of acquisitions, divestitures and currency	$1,438.1	$1,558.3	$(120.2)	(7.7%)
The Mobile Industries segment's net sales, excluding the effects of acquisitions, divestitures and foreign currency exchange rate changes, decreased $120.2 million or 7.7% in 2016 compared with 2015. The decline in net sales was primarily driven by a decrease in the rail, off-highway, aerospace and heavy truck market sectors, partially offset by organic growth in the automotive market sector. EBIT was lower in 2016 compared with 2015 primarily due to unfavorable price/mix of $52 million, higher Mark-to-Market Charges of $43 million, the impact of lower volume of $35 million, higher restructuring charges, the impact of foreign currency exchange rate changes and the net unfavorable impact of acquisitions and divestitures, partially offset by lower material and manufacturing costs net of manufacturing underutilization of $46 million and lower SG&A expenses. EBIT for 2015 also included a $29 million gain on the sale of Alcor.

Process Industries Segment:

	2016	2015	$ Change	Change
Net sales	$1,223.4	$1,314.0	$(90.6)	(6.9%)
EBIT	$149.5	$207.6	$(58.1)	(28.0%)
EBIT margin	12.2%	15.8%	—	(360) bps

	2016	2015	$ Change	% Change
Net sales	$1,223.4	$1,314.0	$(90.6)	(6.9%)
Less: Acquisitions	52.4	—	52.4	NM
Currency	(23.8)	—	(23.8)	NM
Net sales, excluding the impact of acquisitions and currency	$1,194.8	$1,314.0	$(119.2)	(9.1%)
The Process Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, decreased $119.2 million or 9.1% in 2016 compared with 2015. The decline was primarily due to lower demand across the heavy industries (mainly oil and gas), industrial aftermarket, military marine and wind energy market sectors. EBIT was lower in 2016 compared with 2015 primarily due to the impact of lower volume of $56 million, higher Mark-to-Market Charges of $25 million and unfavorable price/mix, partially offset by lower SG&A expenses of $20 million and lower material and manufacturing costs net of manufacturing underutilization. EBIT in 2015 also included a charge of $8.2 million related to the write-off of certain CIP balances.

Corporate:

	2016	2015	$ Change	Change
Corporate expenses	$61.4	$44.8	$16.6	37.1%
Corporate expenses % to net sales	2.3%	1.6%	—	70	bps
Corporate expenses increased in 2016 compared with 2015 primarily due to higher Mark-to-Market Charges of $17 million, partially offset by cost reduction initiatives.

THE BALANCE SHEETS

The following discussion is a comparison of the Consolidated Balance Sheets at December 31, 2017 and 2016.

Current Assets:

	December 31,
	2017	2016	$ Change	% Change
Cash and cash equivalents	$121.6	$148.8	$(27.2)	(18.3%)
Restricted cash	3.8	2.7	1.1	40.7%
Accounts receivable, net	524.9	438.0	86.9	19.8%
Inventories, net	738.9	553.7	185.2	33.4%
Deferred charges and prepaid expenses	29.7	20.3	9.4	46.3%
Other current assets	81.2	48.4	32.8	67.8%
Total current assets	$1,500.1	$1,211.9	$288.2	23.8%
Refer to the "Cash Flows" section for discussion on the change in cash and cash equivalents. Accounts receivable, net increased primarily due to higher sales in December 2017 compared to December 2016, current-year acquisitions of $28 million and the impact of foreign currency exchange rate changes of $17 million.
Inventories, net increased due to higher demand, current-year acquisitions of $29 million and the impact of foreign currency exchange rate changes of $27 million. Other current assets increased primarily due to an increase in receivables for value-added taxes for several foreign legal entities and an income tax receivable related to the overpayment of current year income taxes in the United States.

Property, Plant and Equipment, Net:

	December 31,
	2017	2016	$ Change	% Change
Property, plant and equipment	$2,405.6	$2,233.0	$172.6	7.7%
Less: accumulated depreciation	(1,541.4)	(1,428.6)	(112.8)	(7.9%)
Property, plant and equipment, net	$864.2	$804.4	$59.8	7.4%
The increase in property, plant and equipment, net in 2017 was primarily due to the impact of foreign currency exchange rate changes of $34 million and acquisitions in 2017 of $32 million.

Other Assets:

	December 31,
	2017	2016	$ Change	% Change
Goodwill	$511.8	$357.5	$154.3	43.2%
Non-current pension assets	19.7	32.1	(12.4)	(38.6%)
Other intangible assets	420.6	271.0	149.6	55.2%
Deferred income taxes	61.0	51.4	9.6	18.7%
Other non-current assets	25.0	34.9	(9.9)	(28.4%)
Total other assets	$1,038.1	$746.9	$291.2	39.0%
The increase in goodwill was primarily due to $150 million of goodwill acquired from acquisitions in 2017 and the impact of foreign currency exchange rate changes. The decrease in non-current pension assets was primarily due to the implementation of new mortality assumptions and experience losses for the Company’s U.S. defined benefit pension plans, which negatively impacted funded status. See Note 14 - Retirement Benefit Plans in the Notes to the Consolidated Financial Statements for additional information.
The increase in other intangible assets was primarily due to $174 million of intangible assets acquired from the current-year acquisitions and current-year expenditures for software of $8 million, partially offset by amortization in 2017 of $40 million. The decrease in other non-current assets is primarily due to the decrease in the fair value of derivative assets.

Current Liabilities:

	December 31,
	2017	2016	$ Change	% Change
Short-term debt	$105.4	$19.2	$86.2	449.0%
Current portion of long-term debt	2.7	5.0	(2.3)	(46.0%)
Accounts payable	265.2	176.2	89.0	50.5%
Salaries, wages and benefits	127.9	85.9	42.0	48.9%
Income taxes payable	9.8	16.9	(7.1)	(42.0%)
Other current liabilities	160.7	149.5	11.2	7.5%
Total current liabilities	$671.7	$452.7	$219.0	48.4%
The increase in short-term debt was primarily due to the change in classification of the outstanding borrowings of $63 million under the Amended and Restated Asset Securitization Agreement ("Accounts Receivable Facility"), as the agreement is expected to expire in November 2018, and higher borrowings of $23 million under foreign lines of credit. The increase in accounts payable was primarily due to increased purchasing activity, as well as higher days outstanding driven by the Company's ongoing initiative to extend payment terms with its suppliers.
The increase in accrued salaries, wages and benefits was primarily due to higher accruals for incentive compensation expense, as well as current-year acquisitions. The increase in other current liabilities was primarily due to higher accrued customer rebates, partially offset by lower restructuring accruals.

Non-Current Liabilities:

	December 31,
	2017	2016	$ Change	% Change
Long-term debt	$854.2	$635.0	$219.2	34.5%
Accrued pension cost	167.3	154.7	12.6	8.1%
Accrued postretirement benefits cost	122.6	131.5	(8.9)	(6.8%)
Deferred income taxes	44.0	3.9	40.1	NM
Other non-current liabilities	67.7	74.5	(6.8)	(9.1%)
Total non-current liabilities	$1,255.8	$999.6	$256.2	25.6%
The increase in long-term debt was primarily due to the issuance of €150 million ($179.3 million at December 31, 2017) of fixed-rate 2.02% senior unsecured notes on September 7, 2017 ("2027 Notes") and new borrowings of €100 million ($119.7 million at December 31, 2017) under a variable-rate term loan ("2020 Term Loan") that were both used to refinance the Groeneveld acquisition, partially offset by the change in classification of the outstanding borrowings under the Accounts Receivable Facility in accordance with the terms of the agreement and the reduction in borrowings of $32 million under the Company's Senior Credit Facility.
The increase in accrued pension cost was primarily due to a decrease in the discount rate used to measure the obligation for the Company's unfunded defined benefit pension plans. The increase in deferred income taxes was primarily due to deferred taxes recognized as a result of the acquisition of Groeneveld.

Shareholders’ Equity:

	December 31,
	2017	2016	$ Change	% Change
Common stock	$956.9	$960.0	$(3.1)	(0.3%)
Earnings invested in the business	1,408.4	1,289.3	119.1	9.2%
Accumulated other comprehensive loss	(38.3)	(77.9)	39.6	(50.8%)
Treasury shares	(884.3)	(891.7)	7.4	0.8%
Noncontrolling interest	32.2	31.2	1.0	3.2%
Total equity	$1,474.9	$1,310.9	$164.0	12.5%
Earnings invested in the business in 2017 increased by net income attributable to the Company of $203.4 million, partially offset by dividends declared of $83.3 million.
The decrease in accumulated other comprehensive loss was primarily due to foreign currency translation adjustments of $44.7 million. The foreign currency translation adjustments were due to the weakening of the U.S. dollar relative to other foreign currencies, including the Chinese Yuan, Romanian Leu, Indian Rupee and Polish Zloty. See "Other Matters - Foreign Currency" for further discussion regarding the impact of foreign currency translation.

CASH FLOWS

	2017	2016	$ Change
Net cash provided by operating activities	$236.8	$403.9	$(167.1)
Net cash used in investing activities	(448.7)	(211.0)	(237.7)
Net cash provided by (used in) financing activities	167.0	(171.3)	338.3
Effect of exchange rate changes on cash	17.7	(2.4)	20.1
(Decrease) increase in cash and cash equivalents	$(27.2)	$19.2	$(46.4)

Operating Activities:
Operating activities provided net cash of $236.8 million in 2017, compared with net cash of $403.9 million provided in 2016. The decrease was primarily due to an increase in cash used for working capital items of $107.2 million, the unfavorable impact of income taxes on cash of $45.1 million, the non-cash impact of lower pension and other postretirement expense of $55.1 million and the impact of foreign currency exchange rate changes of $15.6 million, partially offset by higher net income of $61.2 million and the non-cash impact of higher stock-based compensation expense of $10.6 million. Refer to the tables below for additional detail of the impact of the factors on net cash provided by operating activities.

The following chart displays the impact of working capital items on cash during 2017 and 2016, respectively:

	2017	2016	$ Change
Cash (used in) provided:
Accounts receivable	$(42.3)	$20.3	$(62.6)
Inventories	(132.1)	10.1	(142.2)
Trade accounts payable	70.7	12.2	58.5
Other accrued expenses	36.3	(2.8)	39.1
Cash (used in) provided in working capital items	$(67.4)	$39.8	$(107.2)

The following table displays the impact of income taxes on cash during 2017 and 2016, respectively:

	2017	2016	$ Change
Accrued income tax expense	$57.6	$60.5	$(2.9)
Income tax payments	(89.9)	(49.7)	(40.2)
Other miscellaneous	(4.3)	(2.3)	(2.0)
Change in income taxes	$(36.6)	$8.5	$(45.1)

Investing Activities:
Net cash used in investing activities of $448.7 million in 2017 increased from the same period in 2016 primarily due to a $274.2 million increase in cash used for acquisitions, partially offset by a $32.8 million reduction in cash used for capital expenditures.

Financing Activities:
Net cash provided by financing activities was $167.0 million in 2017 compared with net cash of $171.3 million used in financing activities in 2016. The increase was primarily due to an increase in net borrowings of $274.9 million, primarily used to fund the Groeneveld acquisition that closed on July 3, 2017, and lower cash used in share repurchases of $57.6 million during 2017 compared with 2016.

LIQUIDITY AND CAPITAL RESOURCES

Reconciliation of total debt to net debt and the ratio of net debt to capital:

Net Debt:

	December 31,
	2017	2016
Short-term debt	$105.4	$19.2
Current portion of long-term debt	2.7	5.0
Long-term debt	854.2	635.0
Total debt	$962.3	$659.2
Less: Cash and cash equivalents	121.6	148.8
Restricted cash	3.8	2.7
Net debt	$836.9	$507.7

Ratio of Net Debt to Capital:

	December 31,
	2017	2016
Net debt	$836.9	$507.7
Total equity	1,474.9	1,310.9
Capital (net debt + total equity)	$2,311.8	$1,818.6
Ratio of net debt to capital	36.2%	27.9%
The Company presents net debt because it believes net debt is more representative of the Company's financial position than total debt due to the amount of cash and cash equivalents held by the Company.

At December 31, 2017, $118.9 million of the Company's $121.6 million of cash and cash equivalents resided in jurisdictions outside the United States. It is the Company's practice to use available cash in the United States to pay down its Senior Credit Facility or Accounts Receivable Facility in order to minimize total interest expense. Repatriation of non-U.S. cash could be subject to taxes and some portion may be subject to governmental restrictions. Part of the Company's strategy is to grow in attractive market sectors, many of which are outside the United States. This strategy includes making investments in facilities, equipment and potential new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments where feasible.

The Company expects that any cash requirements in excess of cash on hand and cash generated from operating activities will be met by the committed funds available under its Accounts Receivable Facility and the Senior Credit Facility. Management believes it has sufficient liquidity to meet its obligations through at least the term of the Senior Credit Facility.

The Company has a $100.0 million Accounts Receivable Facility that matures on November 30, 2018. The Company is exploring opportunities to refinance the facility prior to its maturity. The Accounts Receivable Facility is subject to certain borrowing base limitations and is secured by certain domestic accounts receivable of the Company. Certain borrowing base limitations reduced the availability of the Accounts Receivable Facility to $82.3 million at December 31, 2017. As of December 31, 2017, the Company had $62.9 million in outstanding borrowings, which reduced the availability under the facility to $19.4 million. The interest rate on the Accounts Receivable Facility is variable and was 2.15% as of December 31, 2017, which reflects the prevailing commercial paper rate plus facility fees.

The Company has a $500.0 million Senior Credit Facility that matures on June 19, 2020. At December 31, 2017, the Senior Credit Facility had outstanding borrowings of $52.0 million, which reduced the availability to $448.0 million. The Senior Credit Facility has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0. As of December 31, 2017, the Company’s consolidated leverage ratio was 2.0 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0. As of December 31, 2017, the Company’s consolidated interest coverage ratio was 13.8 to 1.0.

The interest rate under the Senior Credit Facility is variable and represents a blended U.S. Dollar and Euro rate with a spread based on the Company’s debt rating. This rate was 1.83% as of December 31, 2017. In addition, the Company pays a facility fee based on the consolidated leverage ratio multiplied by the aggregate commitments of all of the lenders under the Senior Credit Facility.

Other sources of liquidity include short-term lines of credit for certain of the Company’s foreign subsidiaries, which provide for borrowings up to approximately $288.9 million. Most of these credit lines are uncommitted. At December 31, 2017, the Company had borrowings outstanding of $42.5 million and bank guarantees of $0.2 million, which reduced the availability under these facilities to $246.2 million.

On September 7, 2017, the Company issued the 2027 Notes in the aggregate principal amount of €150 million. On September 18, 2017, the Company entered into the €100 million 2020 Term Loan. Proceeds from the 2027 Notes and 2020 Term Loan were used to repay amounts drawn from the Senior Credit Facility to fund the Groeneveld acquisition. Refer to Note 10 - Financing Arrangements in the Notes to the Consolidated Financial Statements for additional information.

At December 31, 2017, the Company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements. The Company expects to remain in compliance with its debt covenants. However, the Company may need to limit its borrowings under the Senior Credit Facility or other facilities in order to remain in compliance. As of December 31, 2017, the Company could have borrowed the full amounts available under the Senior Credit Facility and Accounts Receivable Facility and still would have been in compliance with all of its debt covenants.

The Company expects to generate operating cash of approximately $350 million in 2018, an increase from 2017 of approximately $113 million or 48%, as the Company anticipates higher net income and lower working capital requirements. The Company expects capital expenditures to be 3.5% to 4.0% of sales in 2018, compared with 3.5% of sales in 2017.

CONTRACTUAL OBLIGATIONS

The Company’s contractual debt obligations and contractual commitments outstanding as of December 31, 2017 were as follows:

Payments due by period:

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Interest payments	$239.3	$31.1	$59.6	$56.0	$92.6
Long-term debt, including current portion	856.9	2.7	171.7	1.7	680.8
Short-term debt	105.4	105.4	—	—	—
Purchase commitments	41.3	38.2	3.1	—	—
Operating leases	105.4	33.5	46.6	18.9	6.4
Retirement benefits	250.9	15.0	73.7	57.9	104.3
Total	$1,599.2	$225.9	$354.7	$134.5	$884.1
The interest payments beyond five years primarily relate to long-term fixed-rate notes. Refer to Note 10 - Financing Arrangements in the Notes to the Consolidated Financial Statements for additional information.
Purchase commitments are defined as an agreement to purchase goods or services that are enforceable and legally binding on the Company. Included in purchase commitments above are certain obligations related to take-or-pay contracts, capital commitments, service agreements and utilities. Many of these commitments relate to take-or-pay contracts in which the Company guarantees payment to ensure availability of products or services. These purchase commitments do not represent the entire anticipated purchases in the future, but represent only those items that the Company contractually is obligated to purchase. The majority of the products and services purchased by the Company are purchased as needed, with no commitment.

In order to maintain minimum funding requirements, the Company is required to make contributions to the trusts established for its defined benefit pension plans and other postretirement benefit plans. The table above shows the expected future minimum cash contributions to the trusts for the funded plans as well as estimated future benefit payments to participants for the unfunded plans.  Those minimum funding requirements and estimated benefit payments can vary significantly. The amounts in the table above are based on actuarial estimates using current assumptions for, among other things, discount rates, expected return on assets and health care cost trend rates. Refer to Note 14 - Retirement Benefit Plans and Note 15 - Other Postretirement Benefit Plans in the Notes to the Consolidated Financial Statements for additional information.
During 2017, the Company made cash contributions of approximately $11.5 million to its global defined benefit pension plans and $12.4 million to its other postretirement benefit plans. The Company currently expects to make contributions to its global defined benefit pension plans totaling approximately $10 million in 2018. The Company also expects to make payments of approximately $5 million to its other postretirement benefit plans in 2018. Excluding Mark-to-Market Charges, the Company expects slightly lower pension expense. Mark-to-Market Charges are not accounted for in the 2018 outlook because the amount will not be known until the fourth quarter of 2018. Refer to Note 14 - Retirement Benefit Plans and Note 15 - Other Postretirement Benefit Plans in the Notes to the Consolidated Financial Statements for additional information.

Refer to Note 11 - Contingencies and Note 17 - Income Taxes in the Notes to the Consolidated Financial Statements for additional information regarding the Company's exposure for certain legal and tax matters.

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

The Company recognizes a portion of its revenues on the percentage-of-completion method measured on the cost-to-cost basis. In 2017, 2016 and 2015, the Company recognized approximately $83 million, $68 million and $66 million, respectively, in net sales under the percentage-of-completion method. As of December 31, 2017 and 2016, $67.3 million and $63.5 million of accounts receivable, net, respectively, related to these net sales.

Inventory:
Inventories are valued at the lower of cost or market, with approximately 55% valued by the first-in, first-out ("FIFO") method and the remaining 45% valued by the last-in, first-out ("LIFO") method. The majority of the Company’s domestic inventories are valued by the LIFO method, while all of the Company’s international inventories are valued by the FIFO method. An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs. Because these are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation. The Company recognized a decrease in its LIFO reserve of $11.9 million during 2017 compared to an increase in its LIFO reserve of $4.7 million during 2016.

Goodwill and Indefinite-lived Intangible Assets:
The Company tests goodwill and indefinite-lived intangible assets for impairment at least annually, performing its annual impairment test as of October 1st. Furthermore, goodwill and indefinite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Each interim period, the Company assesses whether or not an indicator of impairment is present that would necessitate a goodwill and indefinite-lived intangible assets impairment analysis be performed in an interim period other than during the fourth quarter.

The Company reviews goodwill for impairment at the reporting unit level. The Mobile Industries segment has four reporting units and the Process Industries segment has two reporting units. The reporting units within the Mobile Industries segment are Mobile Industries, Lubrication Systems, Aerospace Drive Systems (formerly Aerospace Transmissions) and Aerospace Bearing Inspection (formerly Aerospace Aftermarket). The reporting units within the Process Industries segment are Process Industries and Industrial Services. The Lubrication Systems reporting unit was established as a result of the Groeneveld acquisition.

Accounting guidance permits an entity to first assess qualitative factors to determine whether additional goodwill impairment testing is required. The Company chose to utilize this qualitative assessment in the annual goodwill impairment testing of the Process Industries, Industrial Services and Lubrication Systems reporting units in the fourth quarter of 2017. Based on this qualitative assessment, the Company concluded that it was not more likely than not that the fair values of these reporting units were less than their respective carrying values.

The Company chose to perform a quantitative goodwill impairment analysis in the annual goodwill impairment testing of the Mobile Industries, Aerospace Drive Systems and Aerospace Bearing Inspection reporting units in the fourth quarter of 2017. The quantitative goodwill impairment analysis is a two-step process. Step one compares the carrying amount of the reporting unit to its estimated fair value. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, step two is performed, where the reporting unit’s carrying value of goodwill is compared with the implied fair value of goodwill. To the extent that the carrying value of goodwill exceeds the implied fair value of goodwill, impairment exists and must be recognized.

The Company prepares its quantitative goodwill impairment analysis by comparing the estimated fair value of each reporting unit, using an income approach (a discounted cash flow model), as well as a market approach, with its carrying value. The income approach and market approach are weighted in arriving at fair value based on the relative merits of the methods used and the quantity and quality of collected data to arrive at the indicated fair value.

The income approach requires several assumptions including future sales growth, EBIT margins and capital expenditures. The Company’s reporting units each provide their forecast of results for the next four years. These forecasts are the basis for the information used in the discounted cash flow model. The discounted cash flow model also requires the use of a discount rate and a terminal revenue growth rate (the revenue growth rate for the period beyond the three years forecast by the reporting units), as well as projections of future operating margins (for the period beyond the forecast three years). During the fourth quarter of 2017, the Company used discount rates for its reporting units of 8.5% to 12.5% and a terminal revenue growth rate of 1.0% to 3.0%.

The market approach requires several assumptions including sales and EBITDA (earnings before interest, taxes, depreciation and amortization) multiples for comparable companies that operate in the same markets as the Company’s reporting units. During the fourth quarter of 2017, the Company used sales multiples of 0.85 to 2.75 for its reporting units. During the fourth quarter of 2017, the Company used EBITDA multiples of 6.8 to 9.0 for its reporting units.

As of December 31, 2017, the Company had $511.8 million of goodwill on its Consolidated Balance Sheet, of which $254.3 million was attributable to the Mobile Industries segment and $257.5 million was attributable to the Process Industries segment. See Note 9 - Goodwill and Other Intangible Assets in the Notes to the Consolidated Financial Statements for the carrying amount of goodwill by segment. Material goodwill does not exist at reporting units that are at risk of failing step one of the quantitative goodwill impairment analysis.

Restructuring costs:
The Company’s policy is to recognize restructuring costs in accordance with Accounting Standards Codification ("ASC") Topic 420, “Exit or Disposal Cost Obligations,” and ASC Topic 712, “Compensation and Non-retirement Post-Employment Benefits.” Detailed contemporaneous documentation is maintained and updated to ensure that accruals are properly supported. If management determines that there is a change in estimate, the accruals are adjusted to reflect this change.

Income taxes:
Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, valuation allowances against deferred tax assets, and accruals for uncertain tax positions.

The Company, which is subject to income taxes in the United States and numerous non-U.S. jurisdictions, accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.”  Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. Deferred tax assets relate primarily to pension and postretirement benefit obligations in the United States, which the Company believes are more likely than not to result in future tax benefits. The Company records valuation allowances against deferred tax assets by tax jurisdiction when it is more likely than not that such assets will not be realized. In determining the need for a valuation allowance, the historical and projected financial performance of the entity recording the net deferred tax asset is considered along with any other pertinent information. The Company recorded $12.6 million of tax benefit related to the reversal of valuation allowances in 2017 and $34.7 million of tax benefit related to the reversal of valuation allowances in 2015. There were no valuation allowance reversals in 2016. Refer to Note 17 - Income Taxes in the Notes to the Consolidated Financial Statements for further discussion on the valuation allowance reversals.

In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate income tax determination is uncertain. The Company is regularly under audit by tax authorities. Accruals for uncertain tax positions are provided for in accordance with the requirements of ASC Topic 740. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense. In 2017, the Company recorded $30.6 million of net tax benefits related to uncertain tax positions, which consist of recorded tax items of $40.2 million related to expiration of applicable statues of limitations in multiple jurisdictions, a reduction in prior year reserves and a reduction in accrued interest that is partially offset by $9.6 million related to current and prior year tax positions. Refer to Note 17 - Income Taxes in the Notes to the Consolidated Financial Statements for further discussion on the uncertain tax positions reserve reversals.

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
The measurement of liabilities related to these plans is based on management's assumptions related to future events, including discount rates, rates of return on pension plan assets, rates of compensation increases and health care cost trend rates. Management regularly evaluates these assumptions and adjusts them as required and appropriate. Other plan assumptions also are reviewed on a regular basis to reflect recent experience and the Company's future expectations. Actual experience that differs from these assumptions may affect future liquidity, expense and the overall financial position of the Company. While the Company believes that current assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may affect materially the Company's pension and other postretirement employee benefit obligations and its future expense and cash flow.
The discount rate is used to calculate the present value of expected future pension and postretirement cash flows as of the measurement date. The Company establishes the discount rate by constructing a notional portfolio of high-quality corporate bonds and matching the coupon payments and bond maturities to projected benefit payments under the Company's pension and postretirement welfare plans. The bonds included in the portfolio generally are non-callable. A lower discount rate will result in a higher benefit obligation; conversely, a higher discount rate will result in a lower benefit obligation. The discount rate also is used to calculate the annual interest cost, which is a component of net periodic benefit cost.
The expected rate of return on plan assets is determined by analyzing the historical long-term performance of the Company's pension plan assets, as well as the mix of plan assets between equities, fixed-income securities and other investments, the expected long-term rate of return expected for those asset classes and long-term inflation rates. Short-term asset performance can differ significantly from the expected rate of return, especially in volatile markets. A lower-than-expected rate of return on pension plan assets will increase pension expense and future contributions.

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

Defined Benefit Pension Plans:
The Company recognized net periodic benefit cost of $30.3 million in 2017 for defined benefit pension plans, compared with net periodic benefit cost of $73.4 million in 2016. The decrease was primarily due to actuarial losses of $23.2 million recognized in 2017, compared with actuarial losses of $60.9 million in 2017. In addition, the Company recognized lower interest expense of $5.0 million, partially offset by lower expected return on plan assets of $1.7 million. In 2017, the Company recognized actuarial losses of $23.2 million primarily due to the impact of a net reduction in the discount rate used to measure its defined benefit pension obligations of $52.9 million and the impact of experience losses and other changes in valuation assumptions of $8.7 million, partially offset by higher than expected returns on plan assets of $38.4 million. The impact of the net reduction in the discount rate used to measure the Company's defined benefit pension obligations was primarily driven by a 54 basis point reduction in the discount rate used to measure its U.S. defined benefit plan obligations. The higher than expected asset returns of $38.4 million resulted from a net asset gain of $77.5 million on actual assets in 2017, or positive 10.6% weighted average return on pension plan assets of $824.3 million, compared with an expected return of $39.1 million, or 4.44%, in 2017.

In 2016, the Company recognized actuarial losses of $60.9 million primarily due to the impact of a net reduction in the discount rate used to measure its defined benefit pension obligations of $86.9 million and the impact of experience losses and other changes in valuation assumptions of $10.2 million, partially offset by higher than expected returns on plan assets of $36.2 million. The impact of the net reduction in the discount rate used to measure the Company's defined benefit pension obligations was primarily driven by a 125 basis point reduction in the discount rate used to measure its defined benefit plan obligations in the United Kingdom and a 36 basis point reduction in the discount rate used to measure its defined benefit plan obligations in the United States. The higher than expected asset returns of $36.2 million resulted from a net asset gain of $77.0 million on actual assets in 2016, or positive 8.5% weighted average return on pension plan assets of $798.3 million, compared with an expected return of $40.8 million, or 5.09%, in 2016.

In 2018, the Company expects net periodic benefit cost of approximately $6 million for defined benefit pension plans, compared with net periodic benefit cost of $30.3 million in 2017. Net periodic benefit cost for 2018 does not include Mark-to-Market Charges that will be recognized immediately through earnings in the fourth quarter of 2018, or on an interim basis if specific events trigger a remeasurement. Excluding the actuarial losses of $23.2 million recognized in 2017, the expected net periodic benefit cost of $5.8 million in 2018 compares to net periodic benefit cost of $7.1 million in 2017 as the Company expects higher expected return on plan assets of $2.1 million and lower interest costs of $1.4 million, partially offset by lower curtailment of $1.1 million and higher service costs of $0.8 million.

The Company expects to contribute approximately $10 million to its defined benefit pension plans in 2018 compared with $11.5 million in 2017.

For expense purposes in 2017, the Company applied a weighted-average discount rate of 4.34% to its U.S. defined benefit pension plans. For expense purposes in 2018, the Company will apply a weighted-average discount rate of 3.80% to its U.S. defined benefit pension plans.
For expense purposes in 2017, the Company applied an expected weighted-average rate of return of 5.92% for the Company’s U.S. pension plan assets. For expense purposes in 2018, the Company will apply an expected weighted-average rate of return on plan assets of 5.78%.

The following table presents the sensitivity of the Company's U.S. projected pension benefit obligation ("PBO") and 2017 expense to the indicated increase/decrease in key assumptions:

		+ / - Change at December 31, 2017	Change to
	Change	PBO	2017 Expense
Assumption:
Discount rate	+/- 0.25%	$22.7	$22.7
Actual return on plan assets	+/- 0.25%	N/A	1.2
Expected return on assets	+/- 0.25%	N/A	—

In the table above, a 25 basis point decrease in the discount rate will increase the PBO by $22.7 million and decrease income before income taxes by $22.7 million. Defined benefit pension plans in the United States represent 66% of the Company's benefit obligation and 65% of the fair value of the Company's plan assets at December 31, 2017.

Other Postretirement Benefit Plans:
The Company recognized net periodic benefit credit of $1.4 million in 2017 for other postretirement benefit plans, compared with net periodic benefit cost of $10.6 million in 2016. The decrease was primarily due to actuarial gains of $4.0 million recognized in 2017, compared with actuarial losses of $4.5 million in 2016. In addition, the Company recognized lower amortization of prior service cost of $2.0 million and lower interest expense of $1.9 million. In 2017, the Company offered a financial incentive for eligible participants of the Company's retiree health and life insurance plans to opt-out of coverage from the plans. The Company recognized actuarial gains in 2017 as a result of the opt-out program impact of $14.4 million and higher than expected returns on plan assets of $3.7 million, partially offset by the net impact of assumption changes of $14.1 million, including the impact of a 40 basis point reduction in the Company's discount rate used to measure its defined benefit postretirement obligations of $6.9 million and the impact of other assumption changes of $7.2 million.

The Company recognized actuarial losses in 2016 as a result of the net impact of assumption changes of $4.3 million, including the impact of a 42 basis point reduction in the Company's discount rate used to measure its defined benefit postretirement obligations of $8.2 million, offset by the impact of other assumption changes of $3.9 million, and lower than expected asset returns on plan assets of $0.2 million.

The lower amortization of prior service costs in 2017 was due to an amendment to the Company's postretirement benefit plan in 2016. As a result of this amendment, the Company has ceased offering company-subsidized postretirement medical benefits to certain U.S. employees who retire after December 31, 2016. This amendment reduced the accumulated benefit obligation by $11.4 million in 2016. This amount is being amortized over the remaining service period of the employees affected by this amendment. The lower interest expense in 2017 was primarily due to a 42 basis point reduction in the discount rate used for expense purposes.

In 2018, the Company expects net periodic benefit cost of $2.2 million for other postretirement benefit plans, compared to net periodic benefit credit of $1.4 million in 2017. Net periodic benefit cost for 2018 does not include Mark-to-Market Charges that will be recognized immediately through earnings in the fourth quarter of 2018, or on an interim basis if specific events trigger a remeasurement. Excluding the actuarial gain of $4.0 million recognized in 2017, the expected net periodic benefit cost of $2.2 million in 2018 compares to net periodic benefit cost of $2.6 million in 2017 as the Company expects lower interest costs of $1.6 million and lower amortization of prior service cost of $0.6 million, partially offset by a lower expected return on plan assets of $1.9 million. The expected decrease in interest costs is primarily due to a 40 basis point reduction in the discount rated used for expense purposes for 2018. The lower expected return on plan assets is primarily due to a reduction in return on assets in the Company's Voluntary Employee Beneficiary Association ("VEBA") trust in 2017 that will affect the expected return on plan assets in 2018.

For expense purposes in 2017, the Company applied a discount rate of 3.97% to its other postretirement benefit plans. For expense purposes in 2018, the Company will apply a discount rate of 3.57% to its other postretirement benefit plans. For expense purposes in 2017, the Company applied an expected rate of return of 6.00% to the VEBA trust assets. For expense purposes in 2018, the Company will apply an expected rate of return of 4.50% to the VEBA trust assets.

The following table presents the sensitivity of the Company's accumulated other postretirement benefit obligation ("ABO") and 2017 expense to the indicated increase/decrease in key assumptions:

		+ / - Change at December 31, 2017	Change to
	Change	ABO	2017 Expense
Assumption:
Discount rate	+/- 0.25%	$4.4	$4.4
Actual return on plan assets	+/- 0.25%	N/A	0.2
Expected return on assets	+/- 0.25%	N/A	—

In the table above, a 25 basis point decrease in the discount rate will increase the ABO by $4.4 million and decrease income before income taxes by $4.4 million.

For measurement purposes for postretirement benefits, the Company assumed a weighted-average annual rate of increase in per capita cost (health care cost trend rate) for medical and prescription drug benefits of 6.25% for 2018, declining steadily for the next six years to 5.00%; and 8.25% for HMO benefits for 2018, declining gradually for the next 13 years to 5.0%. The assumed health care cost trend rate may have a significant effect on the amounts reported.  A one percentage point increase in the assumed health care cost trend rate would have increased the 2017 total service and interest cost components by $0.2 million and would have increased the postretirement obligation by $4.4 million. A one percentage point decrease would provide corresponding reductions of $0.2 million and $3.9 million, respectively.

Other loss reserves:
The Company has a number of loss exposures that are incurred in the ordinary course of business such as environmental clean-up, product liability, product warranty, litigation and accounts receivable reserves. Establishing loss reserves for these matters requires management’s judgment with regards to estimating risk exposure and ultimate liability or realization. These loss reserves are reviewed periodically and adjustments are made to reflect the most recent facts and circumstances.

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

The Company recognized a foreign currency exchange loss resulting from transactions of $3.7 million, $5.6 million and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. For the year ended December 31, 2017, the Company recorded a positive non-cash foreign currency translation adjustment of $44.7 million that increased shareholders’ equity, compared with a negative non-cash foreign currency translation adjustment of $24.5 million that decreased shareholders’ equity for the year ended December 31, 2016. The foreign currency translation adjustments for the year ended December 31, 2017 were impacted positively by the weakening of the U.S. dollar relative to other currencies.

Trade Law Enforcement:
The U.S. government has an antidumping duty order in effect covering tapered roller bearings from China. The Company is a producer of these bearings, as well as ball bearings and other bearing types, in the United States. The U.S. government currently is conducting a review of whether or not this antidumping duty order should continue in place for an additional five years. Furthermore, in 2017 the U.S. government initiated, after receipt of a petition from the Company, an antidumping duty investigation of certain tapered roller bearings from the Republic of Korea ("Korea"). The Korea antidumping duty investigation is ongoing.

Quarterly Dividend:
On February 9, 2018, the Company’s Board of Directors declared a quarterly cash dividend of $0.27 per common share. The quarterly dividend will be paid on March 2, 2018 to shareholders of record as of February 20, 2018. This will be the 383rd consecutive quarterly dividend paid on the common shares of the Company.

Forward-Looking Statements
Certain statements set forth in this Annual Report on Form 10-K and in the Company’s 2017 Annual Report to Shareholders (including the Company’s forecasts, beliefs and expectations) that are not historical in nature are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management’s Discussion and Analysis on pages 17 through 45 contains numerous forward-looking statements. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “outlook,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of the Company due to a variety of factors, such as:

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

(h)	the impact on the Company's pension obligations due to changes in interest rates, investment performance, changes in law or regulation, and other tactics designed to reduce risk;

(i)	the impact of changes to the Company's accounting methods, including the actual impact of the adoption of mark-to-market accounting;

(j)	retention of CDSOA distributions; and

(k)	those items identified under Item 1A. Risk Factors on pages 6 through 11.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk:
Changes in short-term interest rates related to several separate funding sources impact the Company’s earnings. These sources are borrowings under the Accounts Receivable Facility, borrowings under the Senior Credit Facility and short-term bank borrowings by its international subsidiaries. If the market rates for short-term borrowings increased by one-percentage-point around the globe, the impact would be an increase in interest expense of $2.8 million annually, with a corresponding decrease in income from continuing operations before income taxes of the same amount. This amount was determined by considering the impact of hypothetical interest rates on the Company’s borrowing cost and year-end debt balances by category.

Foreign Currency Exchange Rate Change Risk:
Fluctuations in the value of the U.S. dollar compared to foreign currencies, including the Euro, also impact the Company’s earnings. The greatest risk relates to products shipped between the Company’s European operations and the United States, as well as intercompany loans between Timken affiliates. Foreign currency forward contracts are used to hedge a portion of these intercompany transactions. Additionally, hedges are used to cover third-party purchases of products and equipment. As of December 31, 2017, there were $386.9 million of hedges in place. A uniform 10% weakening of the U.S. dollar against all currencies would have resulted in a charge of $26.3 million related to these hedges, which would have partially offset the otherwise favorable impact of the underlying currency fluctuation. In addition to the direct impact of the hedged amounts, changes in exchange rates also affect the volume of sales or foreign currency sales price as competitors’ products become more or less attractive.

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

Item 8. Financial Statements and Supplementary Data
Consolidated Statements of Income

	Year Ended December 31,
	2017	2016	2015
(Dollars in millions, except per share data)		(Revised)	(Revised)
Net sales	$3,003.8	$2,669.8	$2,872.3
Cost of products sold	2,193.4	2,001.3	2,052.8
Gross Profit	810.4	668.5	819.5
Selling, general and administrative expenses	521.4	470.7	457.7
Impairment and restructuring charges	4.3	21.7	14.7
Gain on divestiture	—	—	(28.7)
Pension settlement charges	—	1.6	119.9
Operating Income	284.7	174.5	255.9
Interest expense	(37.1)	(33.5)	(33.4)
Interest income	2.9	1.9	2.7
Continued Dumping and Subsidy Offset Act income, net	—	59.6	—
Other income (expense), net	9.4	(0.9)	(7.5)
Income Before Income Taxes	259.9	201.6	217.7
Provision for income taxes	57.6	60.5	26.3
Net Income	202.3	141.1	191.4
Less: Net (loss) income attributable to noncontrolling interest	(1.1)	0.3	2.8
Net Income Attributable to The Timken Company	$203.4	$140.8	$188.6

Net Income per Common Share Attributable to The Timken Company Common Shareholders
Basic earnings per share	$2.62	$1.79	$2.23

Diluted earnings per share	$2.58	$1.78	$2.21

Dividends per share	$1.07	$1.04	$1.03
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2017	2016	2015
(Dollars in millions)		(Revised)	(Revised)
Net Income	$202.3	$141.1	$191.4
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	47.1	(22.8)	(64.8)
Pension and postretirement liability adjustment	(1.8)	1.1	(2.4)
Change in fair value of derivative financial instruments	(3.3)	0.1	1.1
Other comprehensive income (loss), net of tax	42.0	(21.6)	(66.1)
Comprehensive Income, net of tax	244.3	119.5	125.3
Less: comprehensive income attributable to noncontrolling interest	1.3	2.0	0.7
Comprehensive Income Attributable to The Timken Company	$243.0	$117.5	$124.6
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	December 31,
	2017	2016
(Dollars in millions)		(Revised)
ASSETS
Current Assets
Cash and cash equivalents	$121.6	$148.8
Restricted cash	3.8	2.7
Accounts receivable, less allowances (2017 - $20.3 million; 2016 - $20.2 million)	524.9	438.0
Inventories, net	738.9	553.7
Deferred charges and prepaid expenses	29.7	20.3
Other current assets	81.2	48.4
Total Current Assets	1,500.1	1,211.9
Property, Plant and Equipment, Net	864.2	804.4
Other Assets
Goodwill	511.8	357.5
Other intangible assets	420.6	271.0
Non-current pension assets	19.7	32.1
Deferred income taxes	61.0	51.4
Other non-current assets	25.0	34.9
Total Other Assets	1,038.1	746.9
Total Assets	$3,402.4	$2,763.2
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$105.4	$19.2
Current portion of long-term debt	2.7	5.0
Accounts payable, trade	265.2	176.2
Salaries, wages and benefits	127.9	85.9
Income taxes payable	9.8	16.9
Other current liabilities	160.7	149.5
Total Current Liabilities	671.7	452.7
Non-Current Liabilities
Long-term debt	854.2	635.0
Accrued pension cost	167.3	154.7
Accrued postretirement benefits cost	122.6	131.5
Deferred income taxes	44.0	3.9
Other non-current liabilities	67.7	74.5
Total Non-Current Liabilities	1,255.8	999.6
Shareholders’ Equity
Class I and II Serial Preferred Stock without par value:
Authorized - 10,000,000 shares each class, none issued	—	—
Common stock without par value:
Authorized - 200,000,000 shares
Issued (including shares in treasury) (2017 - 98,375,135; 2016 - 98,375,135 shares)
Stated capital	53.1	53.1
Other paid-in capital	903.8	906.9
Earnings invested in the business	1,408.4	1,289.3
Accumulated other comprehensive loss	(38.3)	(77.9)
Treasury shares at cost (2017 - 20,672,133; 2016 - 20,925,492 shares)	(884.3)	(891.7)
Total Shareholders’ Equity	1,442.7	1,279.7
Noncontrolling interest	32.2	31.2
Total Equity	1,474.9	1,310.9
Total Liabilities and Equity	$3,402.4	$2,763.2
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016	2015
(Dollars in millions)		(Revised)	(Revised)
CASH PROVIDED (USED)
Operating Activities
Net income attributable to The Timken Company	$203.4	$140.8	$188.6
Net (loss) income attributable to noncontrolling interest	(1.1)	0.3	2.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	137.7	131.7	130.8
Impairment charges	0.1	3.9	3.3
(Gain) loss on sale of assets	(2.1)	1.6	11.8
Gain on divestitures	—	—	(28.7)
Deferred income tax benefit	(0.4)	(15.0)	(22.2)
Stock-based compensation expense	24.7	14.1	18.4
Pension and other postretirement expense	28.9	84.0	95.3
Pension and other postretirement benefit contributions	(23.9)	(24.7)	(29.8)
Changes in operating assets and liabilities:
Accounts receivable	(42.3)	20.3	11.9
Inventories	(132.1)	10.1	53.1
Accounts payable, trade	70.7	12.2	11.6
Other accrued expenses	36.3	(2.8)	(47.7)
Income taxes	(36.2)	23.5	(40.4)
Other, net	(26.9)	3.9	21.5
Net Cash Provided by Operating Activities	236.8	403.9	380.3

Investing Activities
Capital expenditures	(104.7)	(137.5)	(105.6)
Acquisitions, net of cash acquired of $35.0 million in 2017, $2.5 million in 2016 and $0.1 million in 2015	(346.8)	(72.6)	(213.3)
Proceeds from disposals of property, plant and equipment	7.1	1.5	9.8
Divestitures	—	—	46.2
Investments in short-term marketable securities, net	(3.6)	(2.6)	(1.8)
Other	(0.7)	0.2	(0.5)
Net Cash Used in Investing Activities	(448.7)	(211.0)	(265.2)

Financing Activities
Cash dividends paid to shareholders	(83.3)	(81.6)	(87.0)
Purchase of treasury shares	(43.4)	(101.0)	(309.7)
Proceeds from exercise of stock options	32.9	4.3	4.1
Shares surrendered for taxes	(11.4)	(1.9)	(4.0)
Proceeds from issuance of long-term debt	927.8	340.5	265.7
Payments on long-term debt	(684.5)	(345.3)	(190.6)
Deferred financing costs	(1.2)	—	(2.0)
Accounts receivable securitization financing borrowings	56.7	50.0	116.0
Accounts receivable securitization financing payments	(42.7)	(50.1)	(67.0)
Short-term debt activity, net	19.9	7.2	6.0
(Increase) decrease in restricted cash	(1.2)	(2.5)	14.8
Other	(2.6)	9.1	6.6
Net Cash Provided by (Used in) Financing Activities	167.0	(171.3)	(247.1)
Effect of exchange rate changes on cash	17.7	(2.4)	(17.2)
(Decrease) increase In Cash and Cash Equivalents	(27.2)	19.2	(149.2)
Cash and cash equivalents at beginning of year	148.8	129.6	278.8
Cash and Cash Equivalents at End of Year	$121.6	$148.8	$129.6
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Earnings Invested in the Business	Accumulated Other Comprehensive Income (Loss)	Treasury Shares	Non- controlling Interest
(Dollars in millions, except per share data)
Year Ended December 31, 2015
Balance at January 1, 2015 (Revised)	$1,594.3	$53.1	$899.4	$1,128.5	$9.4	$(509.2)	$13.1
Net income	191.4			188.6			2.8
Foreign currency translation adjustments	(64.8)				(62.7)		(2.1)
Pension and other postretirement liability adjustment (net of income tax expense of $6.2 million)	(2.4)				(2.4)
Change in fair value of derivative financial instruments, net of reclassifications	1.1				1.1
Investment in joint venture by noncontrolling interest party	6.6						6.6
Dividends declared to noncontrolling interest	(0.2)						(0.2)
Dividends – $1.03 per share	(87.0)			(87.0)
Excess tax benefit from stock compensation	1.5		1.5
Stock-based compensation expense	18.4		18.4
Purchase of treasury shares	(309.7)					(309.7)
Stock option exercise activity	4.2		(7.5)			11.7
Restricted share activity	0.2		(6.7)			6.9
Shares surrendered for taxes	(4.0)					(4.0)
Balance at December 31, 2015 (Revised)	$1,349.6	$53.1	$905.1	$1,230.1	$(54.6)	$(804.3)	$20.2
Year Ended December 31, 2016
Net income	141.1			140.8			0.3
Foreign currency translation adjustments	(22.8)				(24.5)		1.7
Pension and other postretirement liability adjustment (net of income tax expense of $13.1 million)	1.1				1.1
Change in fair value of derivative financial instruments, net of reclassifications	0.1				0.1
Investment in joint venture by noncontrolling interest party	9.3						9.3
Dividends declared to noncontrolling interest	(0.3)						(0.3)
Dividends – $1.04 per share	(81.6)			(81.6)
Excess tax benefit from stock compensation	(1.1)		(1.1)
Stock-based compensation expense	14.1		14.1
Purchase of treasury shares	(101.0)					(101.0)
Stock option exercise activity	4.3		(2.5)			6.8
Restricted share activity	—		(8.7)			8.7
Shares surrendered for taxes	(1.9)					(1.9)
Balance at December 31, 2016 (Revised)	$1,310.9	$53.1	$906.9	$1,289.3	$(77.9)	$(891.7)	$31.2
Year Ended December 31, 2017
Cumulative effect of ASU 2016-09	0.5		1.5	(1.0)
Net income (loss)	202.3			203.4			(1.1)
Foreign currency translation adjustments	47.1				44.7		2.4
Pension and other postretirement liability adjustment (net of $1.1 income tax benefit)	(1.8)				(1.8)
Change in fair value of derivative financial instruments, net of reclassifications	(3.3)				(3.3)
Dividends declared to noncontrolling interest	(0.3)						(0.3)
Dividends – $1.07 per share	(83.3)			(83.3)
Stock-based compensation expense	24.7		24.7
Purchase of treasury shares	(43.4)					(43.4)
Stock option exercise activity	32.9		(10.7)			43.6
Restricted share activity	—		(18.6)			18.6
Shares surrendered for taxes	(11.4)					(11.4)
Balance at December 31, 2017	$1,474.9	$53.1	$903.8	$1,408.4	$(38.3)	$(884.3)	$32.2
See accompanying Notes to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share data)

Note 1 - Significant Accounting Policies
Principles of Consolidation:
The consolidated financial statements include the accounts and operations of the Company in which a controlling interest is maintained. Investments in affiliated companies where the Company exercises significant influence, but does not control, and the activities of which it is not the primary beneficiary, are accounted for using the equity method. All intercompany accounts and transactions are eliminated upon consolidation.

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

The Company recognizes a portion of its revenues on the percentage-of-completion method measured on the cost-to-cost basis. In 2017, 2016 and 2015, the Company recognized $83 million, $68 million, and $66 million, respectively, in net sales under the percentage-of-completion method. As of December 31, 2017 and 2016, net accounts receivable included costs in excess of billings of $67.3 million and $63.5 million, respectively, related to these net sales.

Cash Equivalents:
The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash:
Cash of $3.8 million and $2.7 million at December 31, 2017 and 2016, respectively, was restricted. The increase was primarily due to cash restricted for bank guarantees of $0.5 million and for unclaimed dividends by foreign subsidiaries to minority shareholders of $0.6 million.

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

Inventories:
Inventories are valued at the lower of cost or market, with approximately 55% valued by the FIFO method and the remaining 45% valued by the LIFO method. The majority of the Company’s domestic inventories are valued by the LIFO method, while all of the Company’s international inventories are valued by the FIFO method.

Investments:
Short-term investments are investments with maturities between four months and one year and are valued at amortized cost, which approximates fair value. The Company held short-term investments as of December 31, 2017 and 2016 with a fair value and cost basis of $16.4 million and $11.7 million, respectively, which were included in other current assets on the Consolidated Balance Sheets.

Property, Plant and Equipment:
Property, plant and equipment, net is valued at cost less accumulated depreciation. Maintenance and repairs are charged to expense as incurred. The provision for depreciation is computed principally by the straight-line method based upon the estimated useful lives of the assets. The useful lives are approximately 30 years for buildings, three to 10 years for computer software and three to 20 years for machinery and equipment.

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

Goodwill and Other Intangible Assets:
Intangible assets subject to amortization are amortized on a straight-line method over their legal or estimated useful lives, with useful lives ranging from one to 20 years. Goodwill and indefinite-lived intangible assets not subject to amortization are tested for impairment at least annually. The Company performs its annual impairment test as of October 1st. Furthermore, goodwill and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying values may not be recoverable in accordance with accounting rules related to goodwill and other intangible assets.

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

Foreign Currency:
Assets and liabilities of subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the reporting period. Translation adjustments for assets and liabilities are reflected as a separate component of accumulated other comprehensive loss. Foreign currency gains and losses resulting from transactions are included in the Consolidated Statements of Income.

For the year ended December 31, 2017, the Company recorded a non-cash foreign currency translation adjustment of $44.7 million that increased shareholders’ equity, compared with a non-cash foreign currency translation adjustment of $24.5 million that decreased shareholders’ equity for the year ended December 31, 2016. The foreign currency translation adjustments for the year ended December 31, 2017 were positively impacted by the weakening of the U.S. dollar relative to most other currencies.

The Company recognized a foreign currency exchange loss resulting from transactions of $3.7 million, $5.6 million and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Pension and Other Postretirement Benefits:
Prior to January 1, 2017, the Company recognized an overfunded status or underfunded status (i.e., the difference between the fair value of plan assets and the benefit obligations) as either an asset or a liability for its defined benefit pension and other postretirement benefit plans on the Consolidated Balance Sheets, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income represented the net unrecognized actuarial gains and losses and unrecognized prior service costs that were amortized in future periods as a component of net periodic benefit cost.

Note 1 – Significant Accounting Policies (continued)

Beginning on January 1, 2017, the Company changed its accounting principles for recognizing actuarial gains and losses and expected returns on plan assets. The Company now recognizes actuarial gains and losses immediately through net periodic benefit cost included in cost of products sold and SG&A expense upon the annual remeasurement in the fourth quarter, or on an interim basis if specific events trigger a remeasurement. Also, the market-related value of plan assets is measured at fair value. These changes in accounting principles were applied retrospectively; therefore, prior period amounts impacted have been revised accordingly herein. For further information, refer to Note 2 - Change in Accounting Principles in the Notes to the Consolidated Financial Statements.

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

Use of Estimates:
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Because actual results could differ from these estimates, the Company reviews and updates these estimates and assumptions regularly to reflect recent experience.

Note 1 – Significant Accounting Policies (continued)

Recent Accounting Pronouncements:

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

On January 1, 2017, the Company adopted the provisions of ASU 2016-09. The presentation of shares surrendered by employees to meet the minimum statutory withholding requirement was applied retrospectively in the Consolidated Statement of Cash Flows. As a result of the adoption of ASU 2016-09, $1.9 million and $4.0 million was reclassified from the other accrued expenses line in the operating activities section of the Consolidated Statement of Cash Flows to the shares surrendered for taxes line in the financing activities section for the 12 months ended December 31, 2016 and December 31, 2015, respectively.

In addition, the adoption of ASU 2016-09 resulted in the Company making an accounting policy election to change how it will recognize the number of stock awards that will ultimately vest. In the past, the Company applied a forfeiture rate to shares granted. With the adoption of ASU 2016-09, the Company will recognize forfeitures as they occur. This change resulted in the Company recording a cumulative effect decrease to retained earnings of $1.0 million, as reflected in the Consolidated Statements of Shareholders' Equity. In addition, the Company began recording the tax effects associated with stock-based compensation through the income statement on a prospective basis, which resulted in a tax benefit of $1.9 million for the 12 months ended December 31, 2017. Finally, the Company adjusted dilutive shares to remove the excess tax benefits from the calculation of earnings per share on a prospective basis. The revised calculation is more dilutive, but it did not change earnings per share for prior years.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." ASU 2015-11 requires inventory to be measured at the lower of cost and net realizable value, which is defined as the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. Under existing guidance, net realizable value is one of several acceptable measures of market value that could be used to measure inventory at the lower of cost or market and, as such, the new guidance reduces the complexity in the measurement. On January 1, 2017, the Company adopted the provisions of ASU 2015-11 on a prospective basis. The adoption of ASU 2015-11 did not have a material impact on the Company's results of operations or financial condition. For our disclosures related to inventories, refer to Note 7 - Inventories.

Note 1 – Significant Accounting Policies (continued)

New Accounting Guidance Issued and Not Yet Adopted:
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities", which impacts both designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. ASU 2017-12 amends and clarifies the requirements to qualify for hedge accounting, removes the requirement to recognize changes in fair value from certain hedges in current earnings, and specifies the presentation of changes in fair value in the income statement for all hedging instruments. ASU 2017-12 is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including in any interim period for which financial statements have not yet been issued, but the effect of adoption is required to be reflected as of the beginning of the fiscal year of adoption. The Company is currently evaluating the effect that the adoption of ASU 2017-12 will have on the Company's results of operations and financial condition.

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

In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” ASU 2017-07 impacts where the components of net benefit cost are presented within an entity’s income statement. Service cost will be included in other employee compensation costs within operating income and is the only component that may be capitalized when applicable. The other components of net periodic benefit cost will be presented separately outside of operating income. ASU 2017-07 is effective for public companies for annual reporting periods beginning after December 15, 2017 and interim periods within that reporting period. Accordingly, the Company plans to adopt ASU 2017-07 during the first quarter of 2018. The Company's assessment has indicated that the adoption of ASU 2017-07 will result in the reclassification of certain amounts from cost of products sold and SG&A expenses to other income (expense), net in the Consolidated Statement of Income. The amounts impacted include all components of net benefit cost, except for the service cost component, for the Company's defined benefit pension plans and other postretirement benefit plans. The amounts impacted may be material to individual line items on the Consolidated Statement of Income, but will have no impact on the Company's net income. The Company will finalize its analysis on the effect that the adoption of ASU 2017-07 will have on the Company's results of operations during the first quarter of 2018.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” Prior to the issuance of the new accounting guidance, entities first assessed qualitative factors to determine whether a two-step goodwill impairment test was necessary. When entities bypassed or failed the qualitative analysis, they were required to apply a two-step goodwill impairment test. Step 1 compared a reporting unit’s fair value to its carrying amount to determine if there is a potential impairment. If the carrying amount of a reporting unit exceeds its fair value, Step 2 was required to be completed. Step 2 involved determining the implied fair value of goodwill and comparing it to the carrying amount of that goodwill to measure the impairment loss, if any. ASU 2017-04 eliminates Step 2 of the current goodwill impairment test. ASU 2017-04 will require that a goodwill impairment loss be measured at the amount by which a reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for public companies for years beginning after December 15, 2019, with early adoption permitted, and must be applied prospectively. While the effect of adopting ASU 2017-04 will not be known until the period of adoption, the Company currently does not expect it to materially impact the Company's results of operations and financial condition.

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
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 (the "New Standard”) introduces a new five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also requires disclosures sufficient to enable users to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill a contract. On July 9, 2015, the FASB decided to delay the effective date of the New Standard by one year, which will result in it being effective for annual periods beginning after December 15, 2017.
The Company has completed the assessment phase of the project, which has identified certain differences from the application of the New Standard. The Company is currently designing and implementing procedures and related internal controls to address the differences identified, including the expanded disclosure requirements resulting from the New Standard, and will adopt the requirements of the New Standard in the first quarter of 2018. The Company has determined it will use the modified retrospective method of adoption, such that the cumulative effect of applying the New Standard will be recognized at the date of initial application accompanied by additional disclosures comparing the current period results presented under the New Standard to the previous accounting method.

Note 1 – Significant Accounting Policies (continued)

The cumulative-effect adjustment of adopting the New Standard is not expected to be material to the Company's results of operations and financial condition; however, we will expand certain disclosures as required. The anticipated impact principally relates to the acceleration of revenue recognition for certain revenue streams previously accounted for using a point-in-time model that will now utilize an over-time model due to the continuous transfer of control to customers. Additionally, there are other minor policy changes related to the timing and measurement of recognizing revenue and costs to better align our policies with the New Standard that are not expected to result in material changes. The Company's belief that the impact to its results of operations and financial condition is not material is based on an evaluation of its contracts under the New Standard, which only supports the recognition of revenue over time under the cost-to-cost method for a limited number of contracts, primarily in the services, defense, and aerospace market sectors. Revenue on the majority of the Company's contracts will continue to be recognized as of a point in time because the criteria in the New Standard for over time recognition have not been met. Additionally, the Company does not expect material changes to its consolidated balance sheet. The anticipated impact to the consolidated balance sheet primarily relates to reclassifications among financial statement accounts to align with the New Standard and the addition of contract asset and contract liability accounts representing costs in excess of billings for in-process contracts and deferred revenue, respectively, for revenue that is recognized over-time as previously described. The Company's contract balances will be reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period.

Note 2 - Change in Accounting Principle

Effective January 1, 2017, the Company voluntarily changed its accounting principles for recognizing actuarial gains and losses and expected returns on plan assets for its defined benefit pension and other postretirement benefit plans, with retrospective application to prior periods. Prior to 2017, the Company amortized, as a component of pension and other postretirement expense, unrecognized actuarial gains and losses (included within accumulated other comprehensive income (loss)) over the average remaining service period of active plan participants expected to receive benefits under the plan, or average remaining life expectancy of inactive plan participants when all or almost all of individual plan participants were inactive. The Company also historically calculated the market-related value of plan assets based on a five-year market adjustment. Under the new principles, actuarial gains and losses will be immediately recognized through net periodic benefit cost in the Statement of Income, upon the annual remeasurement in the fourth quarter, or on an interim basis if specific events trigger a remeasurement. In addition, the Company has changed its accounting policy for measuring the market-related value of plan assets from a calculated amount (based on a five-year smoothing of asset returns) to fair value. The Company believes these changes are preferable as they result in an accelerated recognition of actuarial gains and losses and changes in fair value of plan assets in its Consolidated Statement of Income, which provides greater transparency and better aligns with fair value principles by fully reflecting the impact of interest rate and economic changes on the Company's pension and other postretirement benefit liabilities and assets in the Company's operating results in the year in which the gains and losses are incurred. As of January 1, 2015, the cumulative effect of the change in accounting principles resulted in a decrease of $487 million in earnings invested in the business and a corresponding increase of $492 million in accumulated other comprehensive loss that was partially offset by the net impact of the direct effects of these changes on inventory and deferred taxes of $5 million.
The following tables reflect the changes to financial statement line items as a result of the change in accounting principles for the periods presented in the accompanying unaudited consolidated financial statements:

Consolidated Statements of Income for the Years Ended December 31:

	2017
	Previous Accounting Method	As Reported	Effect of Accounting Change
Cost of products sold	$2,199.0	$2,193.4	$(5.6)
Gross profit	804.8	810.4	5.6
Selling, general and administrative expenses	518.0	521.4	3.4
Pension settlement expenses	17.3	—	(17.3)
Operating income	265.2	284.7	19.5
Income before income taxes	240.4	259.9	19.5
Provision for income taxes	51.1	57.6	6.5
Net income	189.3	202.3	13.0
Net income attributable to The Timken Company	$190.4	$203.4	$13.0
Basic earnings per share	$2.45	$2.62	$0.17
Diluted earnings per share	$2.41	$2.58	$0.17

Note 2 – Change in Accounting Principle (continued)

Consolidated Statements of Income for the Years Ended December 31:

	2016
	As Previously Reported	Revised	Effect of Accounting Change
Cost of products sold	$1,975.0	$2,001.3	$26.3
Gross profit	694.8	668.5	(26.3)
Selling, general and administrative expenses	450.0	470.7	20.7
Pension settlement expenses	28.1	1.6	(26.5)
Operating income	195.0	174.5	(20.5)
Income before income taxes	222.1	201.6	(20.5)
Provision for income taxes	69.2	60.5	(8.7)
Net income	152.9	141.1	(11.8)
Net income attributable to The Timken Company	$152.6	$140.8	$(11.8)
Basic earnings per share	$1.94	$1.79	$(0.15)
Diluted earnings per share	$1.92	$1.78	$(0.14)

	2015
	As Previously Reported	Revised	Effect of Accounting Change
Cost of products sold	$2,078.4	$2,052.8	$(25.6)
Gross profit	793.9	819.5	25.6
Selling, general and administrative expenses	494.3	457.7	(36.6)
Pension settlement expenses	465.0	119.9	(345.1)
Operating income (loss)	(151.4)	255.9	407.3
Income (loss) before income taxes	(189.6)	217.7	407.3
Provision (benefit) for income taxes	(121.6)	26.3	147.9
Net income (loss)	(68.0)	191.4	259.4
Net income (loss) attributable to The Timken Company	$(70.8)	$188.6	$259.4
Basic earnings (loss) per share	$(0.84)	$2.23	$3.07
Diluted earnings (loss) per share	$(0.84)	$2.21	$3.05

Consolidated Statements of Comprehensive Income for the Years Ended December 31:

	2017
	Previous Accounting Method	As Reported	Effect of Accounting Change
Net Income	$189.3	$202.3	$13.0
Pension and postretirement liability adjustment	11.2	(1.8)	(13.0)
Other comprehensive income, net of tax	$55.0	$42.0	$(13.0)

Note 2 – Change in Accounting Principle (continued)

Consolidated Statements of Comprehensive Income for the Years Ended December 31:

	2016
	As Previously Reported	Revised	Effect of Accounting Change
Net Income	$152.9	$141.1	$(11.8)
Foreign currency translation adjustments	(32.8)	(22.8)	10.0
Pension and postretirement liability adjustment	(0.6)	1.1	1.7
Other comprehensive income, net of tax	(33.3)	(21.6)	11.7
Comprehensive Income, net of tax	119.6	119.5	(0.1)
Comprehensive income attributable to The Timken Company	$117.6	$117.5	$(0.1)

	2015
	As Previously Reported	Revised	Effect of Accounting Change
Net Income	$(68.0)	$191.4	$259.4
Foreign currency translation adjustments	(73.5)	(64.8)	8.7
Pension and postretirement liability adjustment	265.9	(2.4)	(268.3)
Other comprehensive income, net of tax	193.5	(66.1)	(259.6)
Comprehensive Income, net of tax	125.5	125.3	(0.2)
Less: comprehensive income attributable to noncontrolling interest	0.8	0.7	(0.1)
Comprehensive income attributable to The Timken Company	$124.7	$124.6	$(0.1)

Consolidated Balance Sheets for the Years Ended December 31:

	2017
	Previous Accounting Method	As Reported	Effect of Accounting Change
Inventories, net	$731.0	$738.9	$7.9
Total current assets	1,492.2	1,500.1	7.9
Deferred income taxes	64.0	61.0	(3.0)
Total other assets	1,041.1	1,038.1	(3.0)
Total assets	3,397.5	3,402.4	4.9
Earnings invested in the business	1,634.7	1,408.4	(226.3)
Accumulated other comprehensive loss	(269.4)	(38.3)	231.1
Total shareholders' equity	1,437.9	1,442.7	4.8
Noncontrolling interest	32.1	32.2	0.1
Total equity	1,470.0	1,474.9	4.9
Total liabilities and shareholders' equity	$3,397.5	$3,402.4	$4.9

Note 2 – Change in Accounting Principle (continued)

Consolidated Balance Sheets for the Years Ended December 31:

	2016
	As Previously Reported	Revised	Effect of Accounting Change
Inventories, net	$545.8	$553.7	$7.9
Total current assets	1,204.0	1,211.9	7.9
Deferred income taxes	54.4	51.4	(3.0)
Total other assets	749.9	746.9	(3.0)
Total assets	2,758.3	2,763.2	4.9
Earnings invested in the business	1,528.6	1,289.3	(239.3)
Accumulated other comprehensive loss	(322.0)	(77.9)	244.1
Total shareholders' equity	1,274.9	1,279.7	4.8
Noncontrolling interest	31.1	31.2	0.1
Total equity	1,306.0	1,310.9	4.9
Total liabilities and shareholders' equity	$2,758.3	$2,763.2	$4.9

Consolidated Statements of Cash Flows for the Years Ended December 31:

	2017
	Previous Accounting Method	As Reported	Effect of Accounting Change
Net income attributable to The Timken Company	$190.4	$203.4	$13.0
Deferred income tax benefit	(6.9)	(0.4)	6.5
Pension and other postretirement expense	$48.4	$28.9	$(19.5)

	2016
	As Previously Reported	Revised	Effect of Accounting Change
Net income attributable to The Timken Company	$152.6	$140.8	$(11.8)
Deferred income tax benefit	(6.3)	(15.0)	(8.7)
Pension and other postretirement expense	$63.5	$84.0	$20.5

	2015
	As Previously Reported	Revised	Effect of Accounting Change
Net income attributable to The Timken Company	$(70.8)	$188.6	$259.4
Deferred income tax benefit	(170.1)	(22.2)	147.9
Pension and other postretirement expense	502.9	95.3	(407.6)
Inventories	$52.8	$53.1	$0.3

Note 2 – Change in Accounting Principle (continued)

Consolidated Statements of Shareholders' Equity for the Years Ended December 31:

	2017
	Previous Accounting Method	As Reported	Effect of Accounting Change
Net income	$189.3	$202.3	$13.0
Pension and postretirement liability adjustments	$11.2	$(1.8)	$(13.0)

	2016
	As Previously Reported	Revised	Effect of Accounting Change
Net income	$152.9	$141.1	$(11.8)
Foreign currency translation adjustment	(32.8)	(22.8)	10.0
Pension and postretirement liability adjustments	$(0.6)	$1.1	$1.7

	2015
	As Previously Reported	Revised	Effect of Accounting Change
Net income (loss)	$(68.0)	$191.4	$259.4
Foreign currency translation adjustment	(73.5)	(64.8)	8.7
Pension and postretirement liability adjustments	$265.9	$(2.4)	$(268.3)

Note 3 - Acquisitions and Divestitures

Acquisitions:
The Company completed three acquisitions in 2017. On July 3, 2017, the Company completed the acquisition of Groeneveld, a leading provider of automatic lubrication solutions used in on- and off-highway applications. On May 5, 2017, the Company completed the acquisition of the assets of PT Tech, a manufacturer of engineered clutches, brakes, hydraulic power take-off units and other torque management devices used in the mining, aggregate, wood recycling and metals industries. On April 3, 2017, the Company completed the acquisition of Torsion Control Products, a manufacturer of engineered torsional couplings used in the construction, agriculture and mining industries. Aggregate sales for these companies for the most recent 12 months prior to their respective acquisitions totaled approximately $146.2 million. The total purchase price for these acquisitions was $346.2 million, net of $35.4 million of cash received. In 2017, the Company incurred acquisition-related fees of $3.7 million to complete these acquisitions. Based on markets and customers served, substantially all of the results for Groeneveld, PT Tech and Torsion Control Products are reported in the Mobile Industries segment.

During 2016, the Company completed two acquisitions. On October 31, 2016, the Company completed the acquisition of EDT, a manufacturer of polymer housed units and stainless steel ball bearings used primarily in the food and beverage industry. On July 8, 2016, the Company completed the acquisition of Lovejoy, a manufacturer of premium industrial couplings and universal joints. Aggregate sales for these companies for the most recent 12 months prior to their respective acquisitions totaled approximately $61 million. The total purchase price for these acquisitions was $74.7 million in cash, net of $1.9 million of cash received, and $2.2 million in assumed debt. In 2017, the Company paid a net purchase price adjustment of $0.6 million in connection with the EDT acquisition. Also, the Company incurred approximately $1.7 million of acquisition-related fees to acquire EDT and Lovejoy. Substantially all of the results for EDT and Lovejoy are reported in the Process Industries segment. The Company assumed certain contingent liabilities, including a potential environmental liability, as part of the Lovejoy transaction. Refer to Note 11 - Contingencies for additional information on Lovejoy's contingent liabilities.

On September 1, 2015, the Company completed the acquisition of Timken Belts, a leading North American manufacturer of belts used in industrial, commercial and consumer applications, and sold under multiple brand names, including Carlisle®, Ultimax® and Panther®, among others. The acquisition portfolio includes more than 20,000 parts that utilize wrap molded, raw edge, v-ribbed and synchronous belt designs. Aggregate sales for Timken Belts for the most recent 12 months prior to the acquisition were approximately $140 million. The total purchase price for Timken Belts was $213.7 million, including cash acquired of approximately $0.1 million. In June 2016, the Company paid a net purchase price adjustment of $0.7 million, resulting in an adjustment to goodwill. Also, the Company incurred approximately $1.0 million of acquisition-related fees to acquire Timken Belts. The results of operations for Timken Belts are reported in both the Mobile Industries and Process Industries segments based on customers served.

Pro forma results of these operations have not been presented because the effects of the acquisitions were not significant to the Company’s income from operations or total assets in any of the years presented.

Note 3 – Acquisitions and Divestitures (continued)

The purchase price allocations, net of cash acquired, and any subsequent purchase price adjustments for acquisitions in 2017, 2016 and 2015 are presented below:

	2017	2016	2015
Assets:
Accounts receivable	$27.6	$8.4	$13.3
Inventories	29.4	17.8	48.5
Other current assets	3.3	5.3	1.1
Property, plant and equipment	31.5	16.5	37.9
Goodwill	149.7	30.6	70.8
Other intangible assets	173.6	27.9	63.9
Other non-current assets	1.8	0.1	—
Total assets acquired	$416.9	$106.6	$235.5
Liabilities:
Accounts payable, trade	$9.5	$8.1	$10.2
Salaries, wages and benefits	5.8	1.3	1.1
Other current liabilities	8.6	4.4	1.3
Short-term debt	0.1	—	—
Long-term debt	2.9	2.2	—
Accrued pension cost	—	—	2.3
Accrued postretirement liability	—	—	1.1
Deferred taxes	42.2	10.4	5.9
Other non-current liabilities	1.0	7.6	—
Total liabilities assumed	$70.1	$34.0	$21.9
Net assets acquired	$346.8	$72.6	$213.6

The amounts for 2017 in the table above represent the preliminary purchase price allocations for Groeneveld, PT Tech and Torsion Control Products. The preliminary purchase accounting for the Groeneveld acquisition is incomplete as it relates to the final determination of fair value for the contingent liabilities assumed in the acquisition and other potential post-closing indemnification adjustments.

The following table summarizes the preliminary purchase price allocation for identifiable intangible assets acquired in 2017:

		Weighted- Average Life
Trade names (indefinite life)	31.1	Indefinite
Trade names (finite life)	2.2	13 years
Technology and know-how	29.8	16 years
Customer relationships	108.9	17 years
Other	0.2	5 years
Capitalized software	1.4	3 years
Total intangible assets	$173.6

Note 3 – Acquisitions and Divestitures (continued)

The following table summarizes the final purchase price allocation for identifiable intangible assets acquired in 2016:

		Weighted- Average Life
Trade names (indefinite life)	$3.7	Indefinite
Trade names (finite life)	0.2	5 years
Technology and know-how	10.1	19 years
Customer relationships	13.5	20 years
Other	0.3	4 years
Capitalized software	0.1	4 years
Total intangible assets	$27.9

On July 5, 2017, the Company announced that the Company's majority-owned subsidiary, Timken India, entered into a definitive agreement to acquire ABC Bearings. Timken India is a public limited company listed on the National Stock Exchange of India Limited and BSE Limited. ABC Bearings is a manufacturer of tapered, cylindrical and spherical roller bearings and slewing rings in India, and also is listed on the BSE Limited. The transaction is structured as a merger of ABC Bearings into Timken India, whereby shareholders of ABC Bearings will receive shares of Timken India as consideration. The transaction is subject to receipt of various approvals in India, which are expected to be completed in the first half of 2018. ABC Bearings, located in Mumbai, India, operates primarily out of manufacturing facilities in Bharuch, Gujarat and Dehradun, Uttarakhand and had annual sales of approximately $29 million for the 12 months ended March 31, 2017.

Divestitures:
On October 21, 2015, the Company completed the sale of Alcor. Alcor, located in Mesa, Arizona, had sales of $20.6 million for the 12 months ending September 30, 2015. The results of the operations of Alcor were reported in the Mobile Industries segment. The Company recorded proceeds of $43.4 million and recognized a gain on the sale of Alcor of $29.0 million during the fourth quarter of 2015. The gain was reflected in gain on divestiture in the Consolidated Statement of Income.

On April 30, 2015, the Company completed the sale of a service center in Niles, Ohio. The company received $2.8 million in cash proceeds for the service center. The Company recognized a loss of $0.3 million from the sale reflected in gain on divestiture in the Consolidated Statement of Income.

Note 4 - Investment in Joint Venture
On March 6, 2014, Timken Lux Holdings II S.á r.l, a subsidiary of the Company, entered into a joint venture agreement with Holme Services Limited ("joint venture partner"). During 2015, the Company and its joint venture partner established TUBC Limited, a Cyprus entity, for the purpose of producing bearings to serve the rail market sector in Russia. The Company and its joint venture partner have a 51% controlling interest and 49% controlling interest, respectively, in TUBC Limited. During 2015, the Company and its joint venture partner amended and restated the joint venture agreement and contributed $6.9 million and $6.6 million, respectively, to TUBC Limited. During 2016, the Company and its joint venture partner contributed $9.7 million and $9.3 million, respectively, to TUBC Limited. No additional contributions were made during 2017.

Note 5 - Earnings Per Share
The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Numerator:
Net income attributable to The Timken Company	$203.4	$140.8	$188.6
Less: undistributed earnings allocated to nonvested stock	—	—	—
Net income available to common shareholders for basic earnings per share and diluted earnings per share	$203.4	$140.8	$188.6
Denominator:
Weighted-average number of shares outstanding – basic	77,736,398	78,516,029	84,631,778
Effect of dilutive securities:
Stock options and awards - based on the treasury stock method	1,174,751	718,295	714,468
Weighted-average number of shares outstanding, assuming dilution of stock options and awards	78,911,149	79,234,324	85,346,246
Basic earnings per share	$2.62	$1.79	$2.23
Diluted earnings per share	$2.58	$1.78	$2.21

The exercise prices for certain stock options that the Company has awarded exceed the average market price of the Company’s common shares. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. The antidilutive stock options outstanding were 512,657, 2,826,733 and 1,986,907 during 2017, 2016 and 2015, respectively.

Note 6 - Accumulated Other Comprehensive Income (Loss)
The following tables present details about components of accumulated other comprehensive income (loss) for the years ended December 31, 2017 and December 31, 2016, respectively:

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2016	$(79.8)	$1.5	$0.4	$(77.9)
Other comprehensive income (loss) before reclassifications, before income tax	47.1	(4.0)	(7.1)	36.0
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	1.1	1.8	2.9
Income tax benefit (expense)	—	1.1	2.0	3.1
Net current period other comprehensive income (loss), net of income taxes	47.1	(1.8)	(3.3)	42.0
Non-controlling interest	(2.4)	—	—	(2.4)
Net current period comprehensive income (loss), net of income taxes and non-controlling interest	44.7	(1.8)	(3.3)	39.6
Balance at December 31, 2017	$(35.1)	$(0.3)	$(2.9)	$(38.3)

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2015	$(55.3)	$0.4	$0.3	$(54.6)
Other comprehensive (loss) income before reclassifications, before income tax	(22.8)	11.4	(0.2)	(11.6)
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	2.8	0.3	3.1
Income tax expense	—	(13.1)	—	(13.1)
Net current period other comprehensive (loss) income, net of income taxes	(22.8)	1.1	0.1	(21.6)
Non-controlling interest	(1.7)	—	—	(1.7)
Net current period comprehensive (loss) income, net of income taxes and non-controlling interest	(24.5)	1.1	0.1	(23.3)
Balance at December 31, 2016	$(79.8)	$1.5	$0.4	$(77.9)

Other comprehensive income (loss) before reclassifications and income taxes includes the effect of foreign currency.

The before-tax reclassification of pension and postretirement liability adjustments was due to the amortization of prior service costs and was included in costs of products sold and SG&A expenses in the Consolidated Statements of Income. For further information about the reclassification of the change in fair value of derivatives financial instruments, refer to Note 19 - Derivative Instruments and Hedging Activities.

Note 7 - Inventories
The components of inventories at December 31, 2017 and 2016 were as follows:

	2017	2016
Manufacturing supplies	$29.0	$28.2
Raw materials	90.4	54.9
Work in process	245.2	182.9
Finished products	404.3	308.8
Subtotal	$768.9	$574.8
Allowance for surplus and obsolete inventory	(30.0)	(21.1)
Total Inventories, net	$738.9	$553.7

Inventories at December 31, 2017 valued on the FIFO cost method were 55% and the remaining 45% were valued by the LIFO method. If all inventories had been valued at FIFO, inventories would have been $167.6 million and $179.5 million greater at December 31, 2017 and 2016, respectively. The Company recognized a decrease in its LIFO reserve of $11.9 million during 2017, compared to an increase in its LIFO reserve of $4.7 million during 2016. The decrease in the LIFO reserve in 2017 was due to lower unit costs primarily driven by favorable efficiency variances that more than offset higher material and labor costs. The impacts of LIFO liquidations in 2016 were immaterial.

Note 8 - Property, Plant and Equipment
The components of property, plant and equipment, net at December 31, 2017 and 2016 were as follows:

	2017	2016
Land and buildings	$483.0	$425.4
Machinery and equipment	1,922.6	1,807.6
Subtotal	$2,405.6	$2,233.0
Less: accumulated depreciation	(1,541.4)	(1,428.6)
Property, Plant and Equipment, net	$864.2	$804.4

Total depreciation expense was $97.7 million, $95.5 million and $94.6 million in 2017, 2016 and 2015, respectively.

During the fourth quarter of 2015, the Company wrote-off $9.7 million that remained in CIP after the related assets were placed into service. This item was identified during an examination of aged balances in the CIP account and 91% of the amount related to fiscal years prior to 2013. Net income attributable to The Timken Company in 2015 included a charge of $9.7 million ($6.1 million, or $0.07 per share, after-tax) due to the correction of this error. Management of the Company concluded that the correction of this error in the fourth quarter of 2015 and the presence of this error in prior periods was immaterial to all periods presented.

Note 9 - Goodwill and Other Intangible Assets
Goodwill:
The Company tests goodwill and indefinite-lived intangible assets for impairment at least annually, performing its annual impairment test as of October 1st. Furthermore, goodwill and indefinite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

The Company reviews goodwill for impairment at the reporting unit level. The Mobile Industries segment has four reporting units and the Process Industries segment has two reporting units.

Changes in the carrying value of goodwill were as follows:

Year ended December 31, 2017:

	Mobile Industries	Process Industries	Total
Beginning Balance	$97.2	$260.3	$357.5
Acquisitions	150.8	(1.1)	149.7
Other	6.3	(1.7)	4.6
Ending Balance	$254.3	$257.5	$511.8

The Groeneveld, PT Tech and Torsion Control Products acquisitions added a total of $150.8 million of goodwill to the Mobile Industries segment. The $14.1 million of goodwill acquired through the PT Tech and Torsion Control Products acquisitions is expected to be tax deductible over 15 years. The $136.7 million of goodwill acquired through the Groeneveld acquisition is not expected to be tax deductible. The Company paid a net purchase price adjustment of $0.6 million in January 2017 in connection with the acquisition of EDT, which resulted in an increase to goodwill. The Company also adjusted its purchase price allocation for the Lovejoy acquisition in 2017, which resulted in a $1.7 million reduction to goodwill.

"Other" primarily includes foreign currency translation adjustments. Refer to Note 3 - Acquisitions and Divestitures for additional information on the acquisitions listed above.

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

No goodwill impairment losses were recorded in 2017 or 2016.

Note 9 – Goodwill and Other Intangible Assets (continued)

Intangible Assets:
The following table displays intangible assets as of December 31, 2017 and 2016:

	2017			2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$324.6	$103.0	$221.6	$211.4	$84.4	$127.0
Technology and know-how	128.7	33.8	94.9	95.2	25.4	69.8
Trade names	8.6	4.3	4.3	6.5	3.8	2.7
Capitalized Software	261.5	226.5	35.0	251.7	211.8	39.9
Other	10.3	6.2	4.1	11.0	7.5	3.5
	$733.7	$373.8	$359.9	$575.8	$332.9	$242.9
Intangible assets not subject to amortization:
Trade names	$52.0		$52.0	$19.4		$19.4
FAA air agency certificates	8.7		8.7	8.7		8.7
	$60.7		$60.7	$28.1		$28.1
Total intangible assets	$794.4	$373.8	$420.6	$603.9	$332.9	$271.0

Intangible assets acquired in 2017 totaled $173.6 million from the Groeneveld, PT Tech, and Torsion Control Products acquisitions. Intangible assets subject to amortization were assigned useful lives of two to 20 years and had a weighted- average amortization period of 16.8 years. Intangible assets acquired in 2016 totaled $27.9 million from the acquisitions of Lovejoy and EDT. Intangible assets subject to amortization acquired in 2016 were assigned useful lives of two to 20 years and had a weighted-average amortization period of 19.1 years.

Amortization expense for intangible assets was $40.0 million, $36.2 million and $36.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. Amortization expense for intangible assets is estimated to be approximately: $41.4 million in 2018; $35.5 million in 2019; $30.9 million in 2020; $27.2 million in 2021; and $23.1 million in 2022.

Note 10 - Financing Arrangements
Short-term debt as of December 31, 2017 and 2016 was as follows:

	2017	2016
Variable-rate Accounts Receivable Facility with an interest rate of 2.15% at December 31, 2017	$62.9	$—
Borrowings under variable-rate lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 0.32% to 2.22% at December 31, 2017 and 0.50% at December 31, 2016	42.5	19.2
Short-term debt	$105.4	$19.2

The Company has a $100 million Accounts Receivable Facility that matures on November 30, 2018. The Company is exploring opportunities to refinance the facility prior to its maturity. Under the terms of the Accounts Receivable Facility, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly owned consolidated subsidiary that, in turn, uses the trade receivables to secure borrowings that are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the Accounts Receivable Facility are limited to certain borrowing base limitations. These limitations reduced the availability of the Accounts Receivable Facility to $82.3 million at December 31, 2017. As of December 31, 2017, there were outstanding borrowings of $62.9 million under the Accounts Receivable Facility, which reduced the availability under this facility to $19.4 million. The cost of this facility, which is the prevailing commercial paper rate plus program fees, is considered a financing cost and is included in interest expense in the Consolidated Statements of Income. The outstanding balance under the Accounts Receivable Facility was classified as short term or long term in accordance with the terms of the agreement. In 2016, the classification of the outstanding balance reflected the Company's expectations relative to the minimum borrowing base. The yield rate was 2.15%, 1.65% and 1.05%, at December 31, 2017, 2016 and 2015, respectively.
The lines of credit for certain of the Company’s foreign subsidiaries provide for short-term borrowings up to $288.9 million in the aggregate. Most of these lines of credit are uncommitted. At December 31, 2017, the Company’s foreign subsidiaries had borrowings outstanding of $42.5 million and guarantees of $0.2 million, which reduced the aggregate availability under these facilities to $246.2 million. The weighted-average interest rate on these lines of credit during the year were 0.7%, 0.7% and 1.1% in 2017, 2016 and 2015, respectively. The weighted-average interest rate on lines of credit outstanding at December 31, 2017 and 2016 was 0.41% and 0.50%, respectively. The decrease in the weighted-average interest rate was primarily due to increased borrowings in the United States at a lower rate.
Long-term debt as of December 31, 2017 and 2016 was as follows:

	2017	2016
Fixed-rate Medium-Term Notes, Series A, maturing at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	$154.5	$159.5
Fixed-rate Senior Unsecured Notes, maturing on September 1, 2024, with an interest rate of 3.875%	346.9	345.9
Variable-rate Senior Credit Facility with a weighted-average interest rate of 1.83% at December 31, 2017 and 1.50% at December 31, 2016	52.0	83.8
Variable-rate Accounts Receivable Facility with an interest rate of 1.65% at December 31, 2016	—	48.9
Fixed-rate Euro Senior Unsecured Notes, maturing on September 7, 2027, with an interest rate of 2.02%	179.3	—
Variable-rate Euro Term Loan with an interest rate of 1.13% at December 30, 2017	119.7	—
Other	4.5	1.9
Total debt	$856.9	$640.0
Less current maturities	2.7	5.0
Long-term debt	$854.2	$635.0

Note 10 – Financing Arrangements (continued)

The Company has a $500 million Senior Credit Facility, which matures on June 19, 2020. At December 31, 2017, the Company had $52.0 million of outstanding borrowings under the Senior Credit Facility, which reduced the availability under this facility to $448.0 million. The Senior Credit Facility has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At December 31, 2017, the Company was in full compliance with both of these covenants.

On September 7, 2017, the Company issued the 2027 Notes in the aggregate principle amount of €150 million of fixed-rate 2.02% senior unsecured notes. On September 18, 2017, the Company entered into the 2020 Term Loan that provided €100 million. Proceeds from the 2027 Notes and 2020 Term Loan were used to repay amounts drawn from the Senior Credit Facility to fund the Groeneveld acquisition, which closed on July 3, 2017. Refer to Note 3 - Acquisitions and Divestitures for additional information. These debt instruments have two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. These covenants are similar to those in the Senior Credit Facility. At December 31, 2017, the Company was in full compliance with both of these covenants.
The maturities of long-term debt for the five years subsequent to December 31, 2017 are as follows:

Year
2018	$2.7
2019	—
2020	171.7
2021	1.7
2022	—
Thereafter	680.8

Interest paid was $31.5 million in 2017, $30.1 million in 2016 and $32.1 million in 2015. This differs from interest expense due to the timing of payments and interest capitalized of $0.7 million in 2017, $1.1 million in 2016 and zero in 2015.
The Company and its subsidiaries lease a variety of real property and equipment. Rent expense under operating leases amounted to $35.2 million, $30.0 million and $33.5 million in 2017, 2016 and 2015, respectively.
Future minimum lease payments for noncancelable operating leases at December 31, 2017 are as follows:

Year
2018	$33.5
2019	25.9
2020	20.7
2021	12.1
2022	6.8
Thereafter	6.4

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
On December 28, 2004, the United States Environmental Protection Agency (“USEPA”) sent Lovejoy a Special Notice Letter that identified Lovejoy as a potentially responsible party, together with at least 14 other companies, at the Ellsworth Industrial Park Site, Downers Grove, DuPage County, Illinois (the “Site”).  Lovejoy’s Downers Grove property is situated within the Ellsworth Industrial Complex. The USEPA and the Illinois Environmental Protection Agency (“IEPA”) allege there have been one or more releases or threatened releases of hazardous substances, allegedly including, but not limited to, a release or threatened release on or from Lovejoy's property, at the Site. The relief sought by the USEPA and IEPA includes further investigation and potential remediation of the Site and reimbursement of response costs. Lovejoy’s allocated share of past and future costs related to the Site, including for investigation and/or remediation, could be significant. All previously pending property damage and personal injury lawsuits against Lovejoy related to the Site have been settled or dismissed. In connection with the acquisition of Lovejoy discussed in Note 3 - Acquisitions and Divestitures, the Company recorded an accrual for potential environmental remediation.
Including the Lovejoy matter discussed above, the Company had total accruals of $5.0 million and $5.6 million for various known environmental matters that are probable and reasonably estimable as of December 31, 2017 and 2016, respectively. These accruals were recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties. Of the 2017 and 2016 accruals, $0.4 million and $0.6 million, respectively, was included in the rollforward of the restructuring accrual as of December 31, 2017, discussed further in Note 12 - Impairment and Restructuring Charges.
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
In October 2014, the Brazilian government antitrust agency announced that it had opened an investigation of alleged antitrust violations in the bearing industry. The Company’s Brazilian subsidiary, Timken do Brasil Comercial Importadora Ltda, was included in the investigation. While the Company is unable to predict the ultimate length, scope or results of the investigation, management believes that the outcome will not have a material effect on the Company’s consolidated financial position. However, any such outcome may be material to the results of operations of any particular period in which costs, if any, are recognized. Based on current facts and circumstances, the low end of the range for potential penalties, if any, would be immaterial to the Company.
Product Warranties:
In addition to the contingencies above, the Company provides limited warranties on certain of its products. The following is a rollforward of the warranty liability for 2017 and 2016:

	2017	2016
Beginning balance, January 1	$6.9	$5.4
Expense	2.7	2.4
Payments	(3.8)	(0.9)
Ending balance, December 31	$5.8	$6.9

The product warranty liability for 2017 and 2016 was included in other current liabilities on the Consolidated Balance Sheets.
The Company currently is evaluating claims raised by certain customers with respect to the performance of bearings sold into the wind energy sector. Accruals related to this matter are included in the table above. Management believes that the outcome of these claims will not have a material effect on the Company’s consolidated financial position; however, the effect of any such outcome may be material to the results of operations of any particular period in which costs in excess of amounts provided, if any, are recognized.

Note 12 - Impairment and Restructuring Charges
Impairment and restructuring charges by segment were as follows:

Year ended December 31, 2017:

	Mobile Industries	Process Industries	Corporate	Total
Impairment charges	$—	$0.1	$—	$0.1
Severance expense and related benefit costs	3.3	0.1	0.1	3.5
Exit costs	0.2	—	0.5	0.7
Total	$3.5	$0.2	$0.6	$4.3

Year ended December 31, 2016:

	Mobile Industries	Process Industries	Corporate	Total
Impairment charges	$3.9	$—	$—	$3.9
Severance expense and related benefit costs	9.3	6.0	—	15.3
Exit costs	1.8	0.7	—	2.5
Total	$15.0	$6.7	$—	$21.7

Year ended December 31, 2015:

	Mobile Industries	Process Industries	Corporate	Total
Impairment charges	$0.1	$3.2	$—	$3.3
Severance expense and related benefit costs	4.5	2.6	0.6	7.7
Exit costs	0.8	2.9	—	3.7
Total	$5.4	$8.7	$0.6	$14.7

The following discussion explains the major impairment and restructuring charges recorded for the periods presented; however, it is not intended to reflect a comprehensive discussion of all amounts in the tables above.

Mobile Industries:
On September 29, 2016, the Company announced the closure of the Pulaski bearing plant, which closed during the fourth quarter of 2017 and affected approximately 120 employees. During 2017 and 2016, the Company recognized severance and related benefit costs of $1.3 million and $2.5 million, respectively, related to this closure. The Company has incurred pretax costs related to this closure of $9.8 million as of December 31, 2017, including rationalization costs recorded in cost of products sold.

In August 2016, the Company completed the consultation process to cease manufacturing operations in Benoni affecting approximately 85 employees. During 2016, the Company recorded impairment charges of $0.5 million and severance and related benefit costs of $1.1 million related to this closure. The Company will continue to recondition bearings and assemble rail bearings in Benoni.

On March 17, 2016, the Company announced the closure of the Altavista bearing plant. The Company completed the closure of this manufacturing facility on March 31, 2017. During 2016, the Company recorded impairment charges of $3.1 million and severance and related benefit costs of $1.9 million related to this closure. The Company has incurred pretax costs related to this closure of $11.5 million as of December 31, 2017, including rationalization costs recorded in cost of products sold.

In addition to the above charges, during 2015, the Company recorded severance and related benefit costs of $1.2 million related to the rationalization of its facility in Colmar, France.

Note 12 – Impairment and Restructuring Charges (continued)

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

Workforce Reductions:
In 2017, the Company recognized $1.8 million of severance and related benefits to eliminate approximately 60 positions to improve efficiency and reduce costs. The amounts recognized in 2017 primarily relate to the Mobile Industries segment. During 2016, the Company recognized $9.4 million of severance and related benefits to eliminate approximately 175 positions to improve efficiency and reduce costs. Of the $9.4 million charge for 2016, $3.8 million related to the Mobile Industries segment and $5.6 million related to the Process Industries segment. During 2015, the Company recognized $6.5 million of severance and related benefits to eliminate approximately 100 positions to improve efficiency and reduce costs. Of the $6.5 million charge for 2015, $3.4 million related to the Mobile Industries segment, $2.5 million related to the Process Industries segment and $0.6 million related to Corporate positions.

Consolidated Restructuring Accrual:
The following is a rollforward of the consolidated restructuring accrual for the years ended December 31, 2017 and 2016:

	2017	2016
Beginning balance, January 1	$10.1	$11.3
Expense	4.2	17.8
Payments	(10.4)	(19.0)
Ending balance, December 31	$3.9	$10.1

The restructuring accrual at December 31, 2017 and 2016 is included in other current liabilities on the Consolidated Balance Sheets.

Note 13 - Stock Compensation Plans
Under its long-term incentive plan, the Company’s common shares have been made available for grant, at the discretion of the Compensation Committee of the Board of Directors, to officers and key employees in the form of stock option awards. Stock option awards typically have a ten-year term and generally vest in 25% increments annually beginning on the first anniversary of the date of grant. In addition to stock option awards, the Company has granted restricted shares, deferred shares, performance-based restricted stock units and time-based restricted stock units under its long-term incentive plan.

During 2017, 2016 and 2015, the Company recognized stock-based compensation expense of $5.2 million ($3.2 million after tax or $0.04 per diluted share), $5.9 million ($3.7 million after tax or $0.05 per diluted share) and $6.6 million ($4.1 million after tax or $0.05 per diluted share), respectively, for stock option awards.

The fair value of stock option awards granted during 2017, 2016 and 2015 was estimated at the date of grant using a Black-Scholes option-pricing method with the following assumptions:

	2017	2016	2015
Weighted-average fair value per option	$10.60	$6.49	$11.67
Risk-free interest rate	1.96%	1.22%	1.58%
Dividend yield	2.96%	3.04%	2.29%
Expected stock volatility	32.25%	34.12%	36.53%
Expected life - years	5	5	5

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

Note 13 - Stock Compensation Plans (continued)

A summary of stock option award activity for the year ended December 31, 2017 is presented below:

	Number of Shares	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term	Aggregate Intrinsic Value (millions)
Outstanding - beginning of year	3,783,497	$34.41
Granted - new awards	484,186	45.43
Exercised	(1,053,189)	32.62
Canceled or expired	(63,373)	36.94
Outstanding - end of year	3,151,121	$36.65	6 years	$39.4
Options expected to vest	3,151,121	$36.65	6 years	$39.4
Options exercisable	1,859,277	$36.05	5 years	$24.4

The total intrinsic value of stock option awards exercised during the years ended December 31, 2017, 2016 and 2015 was $14.7 million, $1.7 million and $5.6 million, respectively. Net cash proceeds from the exercise of stock option awards were $32.9 million, $4.3 million and $4.1 million, respectively. On January 1, 2017, the Company adopted the provisions of ASU 2016-09. As a result, the Company began recording the tax effects associated with stock-based compensation through the income statement on a prospective basis. Prior to 2017, the Company recorded the tax effects associated with stock-based compensation in paid-in capital. Income tax benefits were $1.9 million and $1.3 million for the years ended December 31, 2017 and 2015, respectively. Income taxes were a shortfall of $0.3 million for the year ended December 31, 2016.

In 2017, the Company issued 226,640 performance-based restricted stock units and 191,256 time-based restricted stock units to officers and key employees. The performance-based restricted stock units are calculated and awarded based on the achievement of specified performance objectives and vest three years from the date of grant. The performance-based restricted stock units settle in either cash or shares, with 6,260 shares expected to settle in cash and 220,380 expected to settle in common shares. Time-based restricted stock units vest in 25% increments annually beginning on the first anniversary of the grant. Deferred shares cliff vest five years from the date of grant. Time-based restricted stock units also settle in either cash or shares, with 4,200 time-based restricted stock units expected to settle in cash and 187,056 time-based restricted stock units expected to settle in common shares. For time-based restricted stock units that are expected to settle in cash, the Company had $0.7 million and $1.2 million accrued in salaries, wages and benefits as of December 31, 2017 and 2016, respectively, on the Consolidated Balance Sheets.

A summary of stock award activity, including restricted shares, deferred shares, performance-based restricted stock units and time-based restricted stock units that will settle in common shares for the year ended December 31, 2017 is as follows:

	Number of Shares	Weighted-average Grant Date Fair Value
Outstanding - beginning of year	1,349,175	$34.96
Granted - new awards	407,436	45.48
Vested	(445,036)	37.18
Canceled or expired	(66,301)	35.96
Outstanding - end of year	1,245,274	$37.56

As of December 31, 2017, a total of 1,245,274 stock awards have been awarded that have not yet vested. The Company distributed 445,036, 188,383 and 103,953 shares in 2017, 2016 and 2015, respectively, due to the vesting of stock awards; the grant date fair value of these vested shares was $16.5 million, $7.8 million, and $3.8 million, respectively. Shares awarded in 2017, 2016 and 2015 totaled 407,436, 613,165 and 485,975, respectively. The Company recognized compensation expense of $19.5 million, $8.2 million and $11.8 million for the years ended December 31, 2017, 2016 and 2015, respectively, relating to stock award activity.

As of December 31, 2017, the Company had unrecognized compensation expense of $29.4 million related to stock options and stock awards. The unrecognized compensation expense is expected to be recognized over a total weighted-average period of two years. The number of shares available for future grants for all plans at December 31, 2017 was 4,920,863.

Note 14 - Retirement Benefit Plans
The Company and its subsidiaries sponsor a number of defined benefit pension plans, which cover eligible employees, including certain employees in foreign countries. These plans generally are noncontributory. Pension benefits earned generally are based on years of service and compensation during active employment. The cash contributions for the Company’s defined benefit pension plans were $11.5 million, $15.0 million and $10.8 million in 2017, 2016 and 2015, respectively.
The following tables summarize the net periodic benefit cost information and the related assumptions used to measure the net periodic benefit cost for the years ended December 31:

	U.S. Plans			International Plans
	2017	2016	2015	2017	2016	2015
Components of net periodic benefit cost:
Service cost	$12.2	$13.1	$15.4	$1.6	$1.4	$2.2
Interest cost	24.6	26.6	45.6	7.5	10.5	12.3
Expected return on plan assets	(28.0)	(30.1)	(66.9)	(11.1)	(10.7)	(18.2)
Amortization of prior service cost	1.4	1.7	2.8	—	0.1	0.1
Recognition of net actuarial losses (gains)	23.1	41.5	(3.4)	0.1	19.4	(17.7)
Curtailment	(1.1)	—	—	—	(0.1)	0.6
Settlement	—	—	116.1	—	—	—
Special termination benefits	—	—	—	—	—	0.6
Net periodic benefit cost	$32.2	$52.8	$109.6	$(1.9)	$20.6	$(20.1)

Assumptions	2017	2016	2015
U.S. Plans:
Discount rate	4.34% to 4.50%	4.50% to 4.70%	3.98% to 4.64%
Future compensation assumption	2.50% to 3.00%	2.50% to 3.00%	2.00% to 3.00%
Expected long-term return on plan assets	5.75% to 6.50%	5.75% to 6.75%	6.00%
International Plans:
Discount rate	1.25% to 9.00%	2.00% to 8.50%	1.50% to 8.75%
Future compensation assumption	2.00% to 8.00%	2.20% to 8.00%	2.20% to 8.00%
Expected long-term return on plan assets	0.75% to 9.25%	0.82% to 9.25%	2.25% to 9.25%

The Company recognized actuarial losses of $23.2 million during 2017 primarily due to the impact of a net reduction in the discount rate used to measure its defined benefit pension obligations of $52.9 million and the impact of experience losses and other changes in valuation assumptions of $8.7 million, partially offset by higher than expected returns on plan assets of $38.4 million. The impact of the net reduction in the discount rate used to measure the Company's defined benefit obligation was primarily driven by a 54 basis point reduction in the discount rate used to measure its U.S. defined benefit plan obligations.

The Company recognized actuarial losses of $60.9 million during 2016 primarily due to the impact of a net reduction in the discount rate used to measure its defined benefit pension obligations of $86.9 million and the impact of experience losses and other changes in valuation assumptions of $10.2 million, partially offset by higher than expected returns on plan assets of $36.2 million. The impact of the net reduction in the discount rate used to measure the Company's defined benefit obligation was primarily driven by a 125 basis point reduction in the discount rate used to measure its defined benefit plan obligations in the United Kingdom and a 36 basis point reduction in the discount rate used to measure its defined benefit plan obligations in the United States.

Note 14 - Retirement Benefit Plans (continued)

The Company recognized actuarial gains of $21.1 million during 2015 primarily due to the impact of a net increase in the discount rate used to measure its defined benefit pension obligations of $56.1 million and the impact of experience gains and other changes in valuation assumptions of $22.6 million, partially offset by lower than expected returns on plan assets of $57.6 million. The impact of the net increase in the discount rate used to measure the Company's defined benefit obligation was primarily driven by a 50 basis point increase in the discount rate used to measure its U.S. defined benefit plan obligations.

In 2015, the Company entered into two agreements pursuant to which two of the Company's U.S. defined benefit pension plans purchased group annuity contracts from Prudential. The two group annuity contracts require Prudential to pay and administer future pension benefits for approximately 8,400 U.S. Timken retirees in the aggregate. The Company transferred a total of approximately $1.1 billion of its pension obligations and a total of approximately $1.2 billion of pension assets to Prudential in these transactions. The Company also entered into an agreement pursuant to which one of the Company's Canadian defined benefit pension plans purchased a group annuity contract from Canada Life. The group annuity contract requires Canada Life to pay and administer future pension benefits for approximately 40 Canadian retirees. As a result of the group annuity contracts, as well as pension settlement and curtailment charges related to the Company's Canadian pension plans, the Company incurred total pension settlement and curtailment charges of $119.9 million, including professional fees of $2.6 million, in 2015.

For expense purposes in 2017, the Company applied a weighted-average discount rate of 4.34% to its U.S. defined benefit pension plans. For expense purposes in 2018, the Company will apply a weighted-average discount rate of 3.80% to its U.S. defined benefit pension plans.

For expense purposes in 2017, the Company applied a weighted-average expected rate of return of 5.92% for the Company’s U.S. pension plan assets. For expense purposes in 2018, the Company will apply a weighted-average expected rate of return on plan assets of 5.78%.

The following tables set forth the change in benefit obligation, change in plan assets, funded status and amounts recognized on the Consolidated Balance Sheets for the defined benefit pension plans as of December 31, 2017 and 2016:

	U.S. Plans		International Plans
	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$612.4	$589.9	$314.2	$338.1
Service cost	12.2	13.1	1.6	1.4
Interest cost	24.6	26.6	7.5	10.5
Plan amendments	2.8	—	—	—
Actuarial losses	60.5	45.3	0.9	53.4
International plan exchange rate change	—	—	32.2	(45.0)
Curtailment	(1.8)	—	—	(0.1)
Benefits paid	(67.7)	(62.5)	(21.2)	(44.1)
Benefit obligation at end of year	$643.0	$612.4	$335.2	$314.2

Change in plan assets:
Fair value of plan assets at beginning of year	$529.6	$553.7	$268.7	$304.6
Actual return on plan assets	65.5	33.8	12.0	43.2
Company contributions / payments	4.5	4.6	7.0	10.4
International plan exchange rate change	—	—	25.9	(45.4)
Benefits paid	(67.7)	(62.5)	(21.2)	(44.1)
Fair value of plan assets at end of year	531.9	529.6	292.4	268.7
Funded status at end of year	$(111.1)	$(82.8)	$(42.8)	$(45.5)

Note 14 - Retirement Benefit Plans (continued)

	U.S. Plans		International Plans
	2017	2016	2017	2016
Amounts recognized on the Consolidated Balance Sheets:
Non-current assets	$6.7	$26.4	$13.0	$5.7
Current liabilities	(4.8)	(4.3)	(1.5)	(1.4)
Non-current liabilities	(113.0)	(104.9)	(54.3)	(49.8)
	$(111.1)	$(82.8)	$(42.8)	$(45.5)

Amounts recognized in accumulated other comprehensive loss:
Net prior service cost	$8.1	$7.4	$0.5	$0.5
Accumulated other comprehensive loss	$8.1	$7.4	$0.5	$0.5

Changes in prior service cost recognized in accumulated other comprehensive loss:
Accumulated other comprehensive loss at beginning of year	$7.4	$9.1	$0.5	$0.5
Prior service cost	2.8	—	—	—
Recognized prior service cost	(1.4)	(1.7)	—	(0.1)
(Loss) gain recognized due to curtailment	(0.7)	—	—	0.1
Total recognized in accumulated other comprehensive loss at December 31	$8.1	$7.4	$0.5	$0.5

The presentation in the above tables for amounts recognized in accumulated other comprehensive loss on the Consolidated Balance Sheets is before the effect of income taxes.
The following table summarizes assumptions used to measure the benefit obligation for the defined benefit pension plans at December 31:

Assumptions	2017	2016
U.S. Plans:
Discount rate	3.75% to 3.80%	4.34% to 4.50%
Future compensation assumption	2.50%	2.00% to 3.00%
International Plans:
Discount rate	1.25% to 9.00%	1.25% to 9.00%
Future compensation assumption	2.00% to 8.00%	2.00% to 8.00%

Defined benefit pension plans in the United States represent 66% of the benefit obligation and 65% of the fair value of plan assets as of December 31, 2017.

Certain of the Company’s defined benefit pension plans were overfunded as of December 31, 2017. As a result, $19.7 million and $32.1 million at December 31, 2017 and 2016, respectively, are included in non-current pension assets on the Consolidated Balance Sheets. The current portion of accrued pension cost, which was included in salaries, wages and benefits on the Consolidated Balance Sheets, was $6.4 million and $5.7 million at December 31, 2017 and 2016, respectively. In 2017, the current portion of accrued pension cost relates to unfunded plans and represents the actuarial present value of expected payments related to the plans to be made over the next 12 months.

The accumulated benefit obligation at December 31, 2017 exceeded the market value of plan assets for several of the Company’s pension plans. For these plans, the projected benefit obligation was $208.8 million, the accumulated benefit obligation was $196.1 million and the fair value of plan assets was $35.6 million at December 31, 2017.

Note 14 - Retirement Benefit Plans (continued)

The total pension accumulated benefit obligation for all plans was $941.5 million and $888.0 million at December 31, 2017 and 2016, respectively.

Investment performance increased the value of the Company’s pension assets by 10.6% in 2017.

As of December 31, 2017 and 2016, the Company’s defined benefit pension plans did not directly hold any of the Company’s common shares.

The estimated prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $1.7 million.

Plan Assets:
The Company’s target allocation for pension plan assets, as well as the actual pension plan asset allocations as of December 31, 2017 and 2016, was as follows:

	Current Target Allocation			Percentage of Pension Plan Assets at December 31,
Asset Category				2017	2016
Equity securities	10%	to	16%	14%	12%
Fixed income securities	70%	to	90%	80%	78%
Other investments	4%	to	10%	6%	10%
Total				100%	100%

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

The following table presents the fair value hierarchy for those investments of the Company’s pension assets measured at fair value on a recurring basis as of December 31, 2017:

	U.S. Pension Plans				International Pension Plans
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$27.2	$—	$—	$27.2	$4.8	$—	$—	$4.8
Government and agency securities	15.5	3.4	—	18.9	—	—	—	—
Corporate bonds - investment grade	—	105.1	—	105.1	—	—	—	—
Mutual funds - fixed income	44.9	—	—	44.9	—	—	—	—
Mutual funds - international equity	17.5	—	—	17.5	—	—	—	—
	$105.1	$108.5	$—	$213.6	$4.8	$—	$—	$4.8

Investments measured at net asset value:
Cash and cash equivalents				$0.2				$0.1
Corporate bonds - investment grade				—				5.3
Equity securities - international companies				—				1.0
Common collective funds - domestic equities				37.0				—
Common collective funds - international equities				11.5				25.3
Common collective funds - fixed income				220.9				86.2
Limited partnerships				31.8				—
Real estate partnerships				16.9				—
Other assets				—				169.7
Total Assets				$531.9				$292.4

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

Note 14 - Retirement Benefit Plans (continued)

Cash Flows:

Employer Contributions to Defined Benefit Plans
2016	$15.0
2017	11.5
2018 (planned)	10.4

Future benefit payments, including lump sum distributions, are expected to be as follows:

Benefit Payments
2018	$67.4
2019	94.0
2020	64.6
2021	72.2
2022	65.2
2023-2027	300.4

Employee Savings Plans:
The Company sponsors defined contribution retirement and savings plans covering substantially all employees in the United States and employees at certain non-U.S. locations. The Company made contributions to its defined contribution plans of $21.8 million in 2017, $20.2 million in 2016 and $22.4 million in 2015. Participants in certain of these plans may elect to hold a portion of their investments in the Company's common shares. At December 31, 2017, the plans held 2,665,260 of the Company’s common shares with a fair value of $131.0 million. The Company paid dividends totaling $3.0 million in 2017, $3.7 million in 2016 and $4.2 million in 2015 to plans to be disbursed to participant accounts holding the Company’s common shares.

Note 15 - Other Postretirement Benefit Plans
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

The following tables summarize the net periodic benefit cost information and the related assumptions used to measure the net periodic benefit cost for the years ended December 31:

	2017	2016	2015
Components of net periodic benefit cost:
Service cost	$0.1	$0.3	$0.4
Interest cost	9.1	11.0	10.9
Expected return on plan assets	(5.6)	(6.3)	(7.3)
Amortization of prior service (credit) cost	(1.0)	1.0	0.8
Recognition of net actuarial (gains) losses	(4.0)	4.5	1.0
Curtailment	—	0.1	—
Net periodic benefit cost	$(1.4)	$10.6	$5.8

Assumptions:	2017	2016	2015
Discount rate	3.97%	4.39%	3.95%
Rate of return	6.00%	6.00%	6.25%

The Company recognized actuarial gains of $4.0 million during 2017 primarily due to a number of participants opting out of coverage from the plans in response to a financial incentive program offered to eligible participants of the Company's retiree health and life insurance plans. In addition, the Company adopted the MP-2017 scales as its best estimate of future mortality improvements for defined benefit postretirement obligations. The Company recognized actuarial gains of $14.4 million as a result of the impact of the opt-out program, $5.0 million as a result of changes in mortality tables and higher than expected returns on plan assets of $3.7 million. These actuarial gains were partially offset by the impact of experience losses and other changes in valuation assumptions of $12.2 million and the impact of a 40 basis point reduction in the discount rate used to measure its defined benefit postretirement obligations of $6.9 million.

The Company recognized actuarial losses of $4.5 million during 2016 primarily due to the impact of a 42 basis point reduction in the discount rate used to measure its defined benefit postretirement obligations of $8.2 million and lower than expected returns on plan assets of $0.2 million, partially offset by the impact of experience gains and other changes in valuation assumptions of $3.9 million.

The Company recognized actuarial losses of $1.0 million during 2015 primarily due to lower than expected returns on plan assets of $8.6 million and the impact of experience losses and other changes in valuation assumptions of $1.7 million, partially offset by the impact of a 44 basis point increase in the discount rate used to measure its defined benefit postretirement obligations of $9.3 million.

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

For expense purposes in 2017, the Company applied a discount rate of 3.97% to its other postretirement benefit plans. For expense purposes in 2018, the Company will apply a discount rate of 3.57% to its other postretirement benefit plans.

For expense purposes in 2017, the Company applied an expected rate of return of 6.00% to the VEBA trust assets. For expense purposes in 2018, the Company will apply an expected rate of return of 4.50% to the VEBA trust assets.

Note 15 - Other Postretirement Benefit Plans (continued)

The following tables set forth the change in benefit obligation, change in plan assets, funded status and amounts recognized on the Consolidated Balance Sheets of the other postretirement benefit plans as of December 31, 2017 and 2016:

	2017	2016
Change in benefit obligation:
Benefit obligation at beginning of year	$241.4	$262.7
Service cost	0.1	0.3
Interest cost	9.1	11.0
Plan amendments	1.2	(11.4)
Actuarial (gains) losses	(0.3)	4.3
Benefits paid	(31.7)	(25.5)
Benefit obligation at end of year	$219.8	$241.4

Change in plan assets:
Fair value of plan assets at beginning of year	$102.4	$112.1
Company contributions / payments	12.4	9.7
Return on plan assets	9.3	6.1
Benefits paid	(31.7)	(25.5)
Fair value of plan assets at end of year	92.4	102.4
Funded status at end of year	$(127.4)	$(139.0)

Amounts recognized on the Consolidated Balance Sheets:
Current liabilities	$(4.8)	$(7.5)
Non-current liabilities	(122.6)	(131.5)
	$(127.4)	$(139.0)

Amounts recognized in accumulated other comprehensive income:
Net prior service cost	$(8.1)	$(10.3)
Accumulated other comprehensive income	$(8.1)	$(10.3)

Changes to prior service cost recognized in accumulated other comprehensive (income) loss:
Accumulated other comprehensive income (loss) at beginning of year	$(10.3)	$2.2
Prior service cost (credit)	1.2	(11.4)
Recognized prior service credit (cost)	1.0	(1.0)
Loss recognized due to curtailment	—	(0.1)
Total recognized in accumulated other comprehensive income at December 31	$(8.1)	$(10.3)

The presentation in the above tables for amounts recognized in accumulated other comprehensive (income) loss on the Consolidated Balance Sheets is before the effect of income taxes.

The following table summarizes assumptions used to measure the benefit obligation for the other postretirement benefit plans at December 31:

Assumptions:	2017	2016
Discount rate	3.57%	3.97%

Note 15 - Other Postretirement Benefit Plans (continued)

In 2016, the Company amended one of its other postretirement benefit plans to no longer offer Company-subsidized postretirement medical benefits to certain eligible employees that retire after December 31, 2016. This amendment reduced the accumulated benefit obligation by $11.4 million in 2016. This amount will be amortized over the remaining service period of the employees affected by this amendment.

The current portion of accrued postretirement benefit cost, which was included in salaries, wages and benefits on the Consolidated Balance Sheets, was $4.8 million and $7.5 million at December 31, 2017 and 2016, respectively. In 2017, the current portion of accrued postretirement benefit cost related to unfunded plans and represented the actuarial present value of expected payments related to the plans to be made over the next 12 months.

The estimated prior service cost for the postretirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is a credit of $1.7 million.

For measurement purposes, the Company assumed a weighted-average annual rate of increase in the per capita cost (health care cost trend rate) for medical benefits of 6.25% for 2018, declining gradually to 5.0% in 2023 and thereafter; and 6.25% for 2018, declining gradually to 5.0% in 2023 and thereafter for prescription drug benefits; and 8.25% for 2018, declining gradually to 5.0% in 2031 and thereafter for HMO benefits. Most of the Company's postretirement plans include caps that limit the amount of the benefit provided by the Company to participants each year, which lessens the impact of health care inflation costs to the Company.

The assumed health care cost trend rate may have a significant effect on the amounts reported. A one percentage point increase in the assumed health care cost trend rate would have increased the 2017 total service and interest cost components by $0.2 million and would have increased the postretirement benefit obligation by $4.4 million. A one percentage point decrease would provide corresponding reductions of $0.2 million and $3.9 million, respectively.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Medicare Act") provides for prescription drug benefits under Medicare Part D and contains a subsidy to plan sponsors who provide “actuarially equivalent” prescription plans. The Company’s actuary determined that the prescription drug benefit provided by the Company’s postretirement plan is considered to be actuarially equivalent to the benefit provided under the Medicare Act. In accordance with ASC Topic 715, “Compensation – Retirement Benefits,” all measures of the accumulated postretirement benefit obligation or net periodic postretirement benefit cost in the financial statements or accompanying notes reflect the effects of the Medicare Act on the plan for the entire fiscal year. The 2017 expected subsidy was $1.7 million, of which $0.9 million was received prior to December 31, 2017.

Plan Assets:
The Company’s target allocation for the VEBA trust assets, as well as the actual VEBA trust asset allocation as of December 31, 2017 and 2016, was as follows:

	Current Target Allocation			Percentage of VEBA Assets at December 31,
Asset Category				2017	2016
Equity securities	14%	to	20%	17%	30%
Fixed income securities	80%	to	86%	83%	70%
Total				100%	100%

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

Note 15 - Other Postretirement Benefit Plans (continued)

The following table presents those investments of the Company’s VEBA trust assets measured at net asset value on a recurring basis as of December 31, 2017 and 2016, respectively:

	2017	2016
Assets:
Cash and cash equivalents	$13.0	$2.1
Common collective fund - U.S. equities	9.5	18.5
Common collective fund - international equities	6.7	12.3
Common collective fund - fixed income	63.2	69.5
Total Assets	$92.4	$102.4

Cash and cash equivalents are valued at redemption value. Common collective funds are valued based on a net asset value per share, which is used as a practical expedient to fair value. When such prices are unavailable, the plan trustee determines a valuation from the market maker dealing in the particular security.

Cash Flows:
The Company did not make any employer contributions to the VEBA Trust in 2017 and 2016. The Company does not expect to make any employer contributions in 2018.

Future benefit payments are expected to be as follows:

	Gross	Expected Medicare Subsidies	Net Including Medicare Subsidies
2018	$24.9	$1.2	$23.7
2019	23.4	1.2	22.2
2020	22.0	1.3	20.7
2021	20.8	1.3	19.5
2022	19.6	1.3	18.3
2023-2027	80.9	6.3	74.6

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

Mobile Industries offers an extensive portfolio of bearings, seals, lubrication devices and systems, as well as power transmission components, engineered chain, augers, belts, couplings, clutches, brakes and related products and maintenance services, to OEMs and end users of: off-highway equipment for the agricultural, construction, mining, outdoor power equipment and powersports markets; on-highway vehicles including passenger cars, light trucks and medium- and heavy-duty trucks; rail cars and locomotives. Beyond service parts sold to OEMs, aftermarket sales and services to individual end users, equipment owners, operators and maintenance shops are handled directly or through the Company's extensive network of authorized automotive and heavy-truck distributors, and include hub units, specialty kits and more. Mobile Industries also provides power transmission systems and flight-critical components for civil and military aircraft, which include bearings, helicopter transmission systems, rotor-head assemblies, turbine engine components, gears and housings.

Process Industries supplies industrial bearings and assemblies, power transmission components such as gears and gearboxes, couplings, seals, lubricants, chains, belts and related products and services to OEMs and end users in industries that place heavy demands on operating equipment they make or use. This includes; metals, mining, cement and aggregate production; coal and wind power generation; oil and gas; pulp and paper in applications including printing presses; and cranes, hoists, drawbridges, wind energy turbines, gear drives, drilling equipment, coal conveyors, health and critical motion control equipment, marine equipment and food processing equipment. This segment also supports aftermarket sales and service needs through its global network of authorized industrial distributors and through the provision of services directly to end users. In addition, the Company’s industrial services group offers end users a broad portfolio of maintenance support and capabilities that include repair and service for bearings and gearboxes as well as electric motor rewind, repair and services.

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

Note 16 - Segment Information (continued)

Business Segment Information:
The following tables provide segment financial information and a reconciliation of segment results to consolidated results:

	2017	2016	2015
Net sales to external customers:
Mobile Industries	$1,640.0	$1,446.4	$1,558.3
Process Industries	1,363.8	1,223.4	1,314.0
	$3,003.8	$2,669.8	$2,872.3
Segment EBIT:
Mobile Industries	$132.1	$87.1	$205.5
Process Industries	220.5	149.5	207.6
Total EBIT, for reportable segments	$352.6	$236.6	$413.1
Corporate expenses	(58.5)	(61.4)	(44.8)
CDSOA income, net	—	59.6	—
Pension settlement charges	—	(1.6)	(119.9)
Interest expense	(37.1)	(33.5)	(33.4)
Interest income	2.9	1.9	2.7
Income before income taxes	$259.9	$201.6	$217.7

	2017	2016
Assets employed at year-end:
Mobile Industries	$1,775.7	$1,162.7
Process Industries	1,383.1	1,322.2
Corporate (1)	243.6	278.3
	$3,402.4	$2,763.2
(1) Corporate assets include corporate buildings and cash and cash equivalents.

	2017	2016	2015
Capital expenditures:
Mobile Industries	$57.3	$88.4	$47.5
Process Industries	46.2	48.4	57.5
Corporate	1.2	0.7	0.6
	$104.7	$137.5	$105.6
Depreciation and amortization:
Mobile Industries	$70.0	$64.9	$61.4
Process Industries	66.6	65.6	68.1
Corporate	1.1	1.2	1.3
	$137.7	$131.7	$130.8

Note 16 - Segment Information (continued)

Geographic Financial Information:

	2017	2016	2015
Net sales:
United States	$1,603.0	$1,478.6	$1,566.1
Americas excluding United States	333.2	308.2	339.7
Europe / Middle East / Africa	570.3	461.3	496.7
Asia-Pacific	497.3	421.7	469.8
	$3,003.8	$2,669.8	$2,872.3
Property, Plant and Equipment, net:
United States	$392.1	$418.0	$446.7
Americas excluding United States	14.7	14.9	10.6
Europe / Middle East / Africa	203.4	141.1	92.5
Asia-Pacific	254.0	230.4	228.0
	$864.2	$804.4	$777.8

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

Income before income taxes:

	2017	2016	2015
United States	$107.4	$102.3	$70.5
Non-United States	152.5	99.3	147.2
Income before income taxes	$259.9	$201.6	$217.7

The provision for income taxes consisted of the following:

	2017	2016	2015
Current:
Federal	$9.1	$44.1	$26.8
State and local	4.6	0.1	5.4
Foreign	44.3	31.3	16.3
	$58.0	$75.5	$48.5
Deferred:
Federal	$13.6	$(20.5)	$(13.7)
State and local	(4.6)	0.1	(3.9)
Foreign	(9.4)	5.4	(4.6)
	$(0.4)	$(15.0)	$(22.2)
United States and foreign tax provision on income	$57.6	$60.5	$26.3

The Company made net income tax payments of $89.9 million, $49.7 million and $83.3 million in 2017, 2016 and 2015, respectively.

Note 17 - Income Taxes (continued)

The following table is the reconciliation between the provision for income taxes and the amount computed by applying the U.S. federal income tax rate of 35% to income before taxes:

	2017	2016	2015
Income tax at the U.S. federal statutory rate	$91.0	$70.6	$76.2
Adjustments:
State and local income taxes, net of federal tax benefit	3.1	2.6	4.3
Tax on foreign remittances and U.S. tax on foreign income	93.0	8.3	13.8
Foreign losses without current tax benefits	8.9	6.4	5.3
Foreign earnings taxed at different rates including tax holidays	(18.0)	(5.2)	(14.9)
U.S. domestic manufacturing deduction	(3.9)	(5.0)	(4.5)
U.S. foreign tax credit	(104.2)	(8.0)	(22.4)
U.S. research tax credit	(1.5)	(0.6)	(1.1)
Accruals and settlements related to tax audits	(34.4)	(8.1)	(5.9)
Valuation allowance changes	(12.6)	0.2	(34.7)
Deferred taxes related to branch operations	—	(1.3)	11.6
U.S. Tax Reform	35.3	—	—
Other items, net	0.9	0.6	(1.4)
Provision for income taxes	$57.6	$60.5	$26.3
Effective income tax rate	22.2%	30.0%	12.1%

U.S. Tax Reform was enacted on December 22, 2017 and reduced the U.S. federal corporate rate from 35% to 21%. It requires companies to pay a one-time net charge related to the taxation of unremitted foreign earnings and allows for immediate expensing of certain depreciable assets after September 27, 2017. In addition, U.S. Tax Reform also contains global intangible low-taxed income ("GILTI") provisions that impose a new tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. Changes in tax law are accounted for in the period of enactment and deferred tax assets and liabilities are measured at the enacted tax rate. Also on December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of U.S. Tax Reform. In accordance with SAB 118, the accounting for the tax effects of U.S. Tax Reform is not complete; however, reasonable estimates have been made for the one-time net charge related to the taxation of unremitted earnings and the remeasurement of U.S. deferred tax balances to reflect the new U.S. corporate income tax rate. Reasonable estimates have also been made for the effects of other provisions of U.S. Tax Reform, but they do not have a material impact on the Company’s consolidated financial statements.
Provisional estimates of $25.2 million for the one-time net charge related to the taxation of unremitted foreign earnings and $10.1 million related to the remeasurement of U.S. deferred tax balances to reflect the new U.S. corporate income tax rate were recognized as components of income tax expense in the current period. The Company’s provisional estimates may be affected as the Company obtains a more thorough understanding of the tax law and as additional analysis of U.S. Tax Reform is completed. A provisional estimate could not be made for the GILTI provisions, as the Company has not yet completed its assessment or elected an accounting policy to either recognize deferred taxes for basis differences expected to reverse as GILTI or to record GILTI as period costs if and when incurred. Additional information is necessary to prepare a more detailed analysis of the Company’s deferred tax assets and liabilities and historical foreign earnings, as well as potential correlative adjustments. Any subsequent adjustments to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.
No additional income tax provision has been made on any remaining undistributed foreign earnings not subject to the one-time net charge related to the taxation of unremitted foreign earnings or any additional outside basis difference as these amounts continue to be indefinitely reinvested in foreign operations. The Company is still evaluating whether to change its indefinite reinvestment assertion in light of U.S. Tax Reform and considers this conclusion to be incomplete. If the Company subsequently changes its assertion, it will account for the change in the quarter of 2018 when the analysis is complete. The amounts of undistributed foreign earnings were $479.6 million and $561.7 million at December 31, 2017 and December 31, 2016, respectively. It is not practicable to calculate the taxes that might be payable on such earnings indefinitely reinvested outside the United States.

Note 17 - Income Taxes (continued)

The effect of temporary differences giving rise to deferred tax assets and liabilities at December 31, 2017 and 2016 was as follows:

	2017	2016
Deferred tax assets:
Accrued postretirement benefits cost	$35.7	$56.8
Accrued pension cost	53.4	63.3
Other employee benefit accruals	6.4	11.5
Tax loss and credit carryforwards	92.6	84.7
Other, net	29.0	43.8
Valuation allowances	(79.4)	(85.5)
	$137.7	$174.6
Deferred tax liabilities - principally depreciation and amortization	(120.7)	(127.0)
Net deferred tax assets	$17.0	$47.6

The Company has U.S. federal and state tax credit and loss carryforwards with tax benefits totaling $2.5 million, portions of which will begin expiring in 2018 and continue until 2035. In addition, the Company has loss carryforwards in various non-U.S. jurisdictions with tax benefits totaling $90.1 million, portions of which will begin expiring in 2018 while others will be carried forward indefinitely. The Company has provided valuation allowances of $64.8 million against certain of these carryforwards. A majority of the non-U.S. loss carryforwards represent local country net operating losses for branches of the Company or entities treated as branches of the Company under U.S. tax law. Tax benefits have been recorded for these losses in the United States. Substantially all of the related local country net operating loss carryforwards are offset fully by valuation allowances. In addition to loss and credit carryforwards, the Company has provided valuation allowances of $14.6 million against other deferred tax assets.

As of December 31, 2017, the Company had $14.0 million of total gross unrecognized tax benefits, all of which would favorably impact the Company’s effective income tax rate in any future period if such benefits were recognized. As of December 31, 2017, the Company believes it is reasonably possible that the amount of unrecognized tax positions could decrease by approximately $3.9 million during the next 12 months. The potential decrease would be primarily driven by settlements with tax authorities and the expiration of various applicable statutes of limitation. As of December 31, 2017, the Company had accrued $3.0 million of interest and penalties related to uncertain tax positions. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense.
As of December 31, 2016, the Company had $39.2 million of total gross unrecognized tax benefits. Included in this amount was $35.9 million of unrecognized tax benefits that would impact favorably the Company’s effective income tax rate in any future period if such benefits were recognized. As of December 31, 2016, the Company had accrued $8.5 million of interest and penalties related to uncertain tax positions.

As of December 31, 2015, the Company had $50.4 million of total gross unrecognized tax benefits. Included in this amount was $38.0 million of unrecognized tax benefits that would favorably impact the Company’s effective income tax rate in any future period if such benefits were recognized. As of December 31, 2015, the Company had accrued $12.2 million of interest and penalties related to uncertain tax positions.

Note 17 - Income Taxes (continued)

The following table reconciles the Company’s total gross unrecognized tax benefits for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Beginning balance, January 1	$39.2	$50.4	$57.5
Tax positions related to the current year:
Additions	2.7	—	6.5
Tax positions related to prior years:
Additions	6.9	5.7	5.0
Reductions	(5.2)	(7.8)	(4.0)
Settlements with tax authorities	—	(9.1)	(14.6)
Lapses in statutes of limitation	(29.6)	—	—
Ending balance, December 31	$14.0	$39.2	$50.4

During 2017, gross unrecognized tax benefits decreased primarily due to expiration of applicable statutes of limitations in multiple jurisdictions. These decreases were partially offset by accruals related to both current and prior year tax matters, including certain U.S. federal taxes, U.S. state and local taxes and taxes related to the Company’s international operations.

During 2016, gross unrecognized tax benefits decreased primarily due to settlements with tax authorities related to various prior year tax matters, including certain U.S. federal taxes, U.S. state and local taxes and taxes related to the Company’s international operations. The decrease also was related to reductions in unrecognized tax benefits for changes in judgment regarding prior year tax matters in multiple jurisdictions. These decreases were partially offset by accruals related to prior year tax matters, including certain U.S. federal taxes, U.S. state and local taxes and taxes related to the Company’s international operations.

During 2015, gross unrecognized tax benefits decreased primarily due to settlements with tax authorities related to various prior year tax matters, including certain U.S. federal taxes, U.S. state and local taxes and taxes related to the Company’s international operations. These decreases were partially offset by accruals related to both current and prior year tax matters, including certain U.S. federal taxes, U.S. state and local taxes and taxes related to the Company’s international operations.

As of December 31, 2017, the Company is subject to examination by the Internal Revenue Service ("IRS") for tax years 2014 to the present. The Company also was subject to tax examination in various U.S. state and local tax jurisdictions for tax years 2007 to the present, as well as various foreign tax jurisdictions, including Mexico, China, Poland and India for tax years as early as 2002 to the present. The Company’s unrecognized tax benefits were presented on the Consolidated Balance Sheets as a component of other non-current liabilities.

Note 18 - Fair Value
The following tables present the fair value hierarchy for those assets and liabilities on the Consolidated Balance Sheets measured at fair value on a recurring basis as of December 31, 2017 and 2016:

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$108.5	$107.3	$1.2	$—
Cash and cash equivalents measured at net asset value	13.1
Restricted cash	3.8	3.8	—	—
Short-term investments	16.2	—	16.2	—
Short-term investments measured at net asset value	0.2
Foreign currency hedges	1.3	—	1.3	—
Total Assets	$143.1	$111.1	$18.7	$—

Liabilities:
Foreign currency hedges	$7.1	$—	$7.1	$—
Total Liabilities	$7.1	$—	$7.1	$—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$129.6	$125.0	$4.6	$—
Cash and cash equivalents measured at net asset value	19.2
Restricted cash	2.7	2.7	—	—
Short-term investments	9.4	—	9.4	—
Short-term investments measured at net asset value	2.3
Foreign currency hedges	9.9	—	9.9	—
Total Assets	$173.1	$127.7	$23.9	$—

Liabilities:
Foreign currency hedges	$2.1	$—	$2.1	$—
Total Liabilities	$2.1	$—	$2.1	$—

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

2017
No material assets were measured at fair value on a nonrecurring basis during the year ended December 31, 2017.

Note 18 - Fair Value (continued)

2016
The following table presents those assets measured at fair value on a nonrecurring basis during the year ended December 31, 2016, using Level 3 inputs:

	Carrying Value	Fair Value Adjustment	Fair Value
Long-lived assets held for sale:
Land	$0.2	$(0.2)	$—
Total long-lived assets held for sale	$0.2	$(0.2)	$—

Long-lived assets held and used:
Altavista bearing plant	$5.6	$(3.1)	$2.5
Equipment at Benoni bearing plant	0.5	(0.5)	—
Total long-lived assets held and used	$6.1	$(3.6)	$2.5

Assets held for sale of $0.2 million were written down to their fair value of zero during the first quarter of 2016, resulting in an impairment charge. The fair value of these assets was based on the price that the Company expected to receive upon disposal of these assets.

On March 17, 2016, the Company announced the closure of its Altavista bearing plant. The Company completed the closure of this manufacturing facility on March 31, 2017. The Altavista bearing plant, with a carrying value of $5.6 million, was written down to its fair value of $3.2 million during the first quarter of 2016, resulting in an impairment charge of $2.4 million. The fair value for the plant was based on the price that the Company expected to receive from the sale of this facility. During the third quarter of 2016, the Company reevaluated the fair value of this facility. The Altavista bearing plant was written down to its fair value of $2.5 million during the third quarter of 2016, resulting in an additional impairment charge of $0.7 million. During the second quarter of 2017, this facility was reclassified to assets held for sale and included in other current assets on the Consolidated Balance Sheet. On July 14, 2017, this facility was sold for a pretax gain of approximately $1.6 million, which was recorded in net other income (expense) in the Consolidated Statement of Income.

In August 2016, the Company completed the consultation process to close the Benoni manufacturing operations. The Company will continue to recondition bearings and assemble rail bearings in Benoni. Equipment at this facility, with a carrying value of $0.5 million, was written down to its fair value of zero during the third quarter of 2016, resulting in an impairment of $0.5 million. The fair value for the equipment was based on the price that the Company expected to receive from the sale of the equipment. During the second quarter of 2017, the Benoni manufacturing facility was reclassified to assets held for sale and included in other current assets on the Consolidated Balance Sheet. In June  2017, this facility was sold for a pretax gain of approximately $1.9 million, which was recorded in net other income (expense) in the Consolidated Statement of Income.

2015
The following table presents those assets measured at fair value on a nonrecurring basis during the year ended December 31, 2015, using Level 3 inputs:

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

Financial Instruments:
The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, net accounts receivable, trade accounts payable, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, short-term investments, net accounts receivable, trade accounts payable, and short-term borrowings are a reasonable estimate of their fair value. Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company's long-term variable-rate debt is a reasonable estimate of its fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $720.3 million and $532.2 million at December 31, 2017 and 2016, respectively. The carrying value of this debt was $682.4 million and $507.3 million at December 31, 2017 and 2016, respectively. The fair value of long-term fixed-rate debt was measured using Level 2 inputs.

Note 19 - Derivative Instruments and Hedging Activities
The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are foreign currency exchange rate risk and interest rate risk. Forward contracts on various foreign currencies are entered into in order to manage the foreign currency exchange rate risk associated with certain of the Company's commitments denominated in foreign currencies. From time to time, interest rate swaps are used to manage interest rate risk associated with the Company’s fixed, and floating-rate borrowings.

The Company designates certain foreign currency forward contracts as cash flow hedges of forecasted revenues and certain interest rate hedges as cash flow hedges of fixed-rate borrowings.

The Company does not purchase or hold any derivative financial instruments for trading purposes. As of December 31, 2017 and 2016, the Company had $386.9 million and $282.8 million, respectively, of outstanding foreign currency forward contracts at notional value. Refer to Note 18 - Fair Value for the fair value disclosure of derivative financial instruments.

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

To protect against a reduction in the value of forecasted foreign currency cash flows resulting from export sales, the Company has instituted a foreign currency cash flow hedging program. The Company hedges portions of its forecasted cash flows denominated in foreign currencies with forward contracts. When the dollar strengthens significantly against foreign currencies, the decline in the present value of future foreign currency revenue is offset by gains in the fair value of the forward contracts designated as hedges. Conversely, when the dollar weakens, the increase in the present value of future foreign currency cash flows is offset by losses in the fair value of the forward contracts.

The maximum length of time over which the Company hedges it exposure to the variability in future cash flows for forecast transactions is generally eighteen months or less.

Note 19 - Derivative Instruments and Hedging Activities (continued)

Purpose for Derivative Instruments not designated as Hedging Instruments:
For derivative instruments that are not designated as hedging instruments, the instruments are typically forward contracts. In general, the practice is to reduce volatility by selectively hedging transaction exposures including intercompany loans, accounts payable and accounts receivable. Intercompany loans between entities with different functional currencies typically are hedged with a forward contract at the inception of loan with a maturity date at the maturity of the loan. The revaluation of these contracts, as well as the revaluation of the underlying balance sheet items, is recorded directly to the income statement so the adjustment generally offsets the revaluation of the underlying balance sheet items to protect cash payments and reduce income statement volatility.

The following table presents the fair value of the Company's derivative instruments at December 31, 2017 and 2016. Those balances are presented within other non-current assets and liabilities in the Consolidated Balance Sheets.

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Foreign currency forward contracts	$0.5	$2.3	$2.1	$0.5

Derivatives not designated as hedging instruments
Foreign currency forward contracts	0.8	7.6	5.0	1.6
Total Derivatives	$1.3	$9.9	$7.1	$2.1

The following tables present the impact of derivative instruments for the years ended December 31, 2017, 2016 and 2015, respectively, and their location within the Consolidated Statements of Income:

	Amount of gain or (loss) recognized in Other Comprehensive Income (Loss) (effective portion)
	Year Ended December 31,
Derivatives in cash flow hedging relationships	2017	2016	2015
Foreign currency forward contracts	$(4.7)	$(0.2)	$3.0
Interest rate swaps	(2.4)	—	—
Total	$(7.1)	$(0.2)	$3.0

		Amount of gain or (loss) reclassified from Accumulated Other Comprehensive Income (Loss) into income (effective portion)
		Year Ended December 31,
Derivatives in cash flow hedging relationships	Location of gain or (loss) recognized in income	2017	2016	2015
Foreign currency forward contracts	Cost of products sold	$(1.4)	$—	$1.5
Interest rate swaps	Interest expense	$(0.4)	$(0.3)	$(0.3)
Total		$(1.8)	$(0.3)	$1.2

		Amount of gain or (loss) recognized in income on derivative instruments
		Year Ended December 31,
Derivatives not designated as hedging instruments	Location of gain or (loss) recognized in income	2017	2016	2015
Foreign currency forward contracts	Other income (expense), net	$(10.2)	$0.1	$(5.7)

Note 20 - Research and Development
The Company performs research and development under Company-funded programs and under contracts with the federal government and others. Expenditures committed to research and development amounted to $35.3 million, $31.8 million and $32.6 million in 2017, 2016 and 2015, respectively. Expenditures may fluctuate from year-to-year depending on special projects and needs.

Note 21 - Continued Dumping and Subsidy Offset Act
CDSOA provides for distribution of monies collected by U.S. Customs and Border Protection on entries of merchandise subject to antidumping orders that entered the United States prior to October 1, 2007, to qualifying domestic producers where the domestic producers have continued to invest in their technology, equipment and people. During the year ended December 31, 2016, the Company recognized pretax CDSOA income of $59.6 million, net of related expenses.

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

Note 22 - Quarterly Financial Data
(Unaudited)

	2017
	1st	2nd	3rd	4th	Total
Net sales	$703.8	$750.6	$771.4	$778.0	$3,003.8
Gross profit (1)	180.5	201.8	217.0	211.1	810.4
Selling, general and administrative expenses (1)	119.6	123.8	134.0	144.0	521.4
Impairment and restructuring charges	1.7	0.8	1.3	0.5	4.3
Net income (2)	38.1	82.0	54.1	28.1	202.3
Net (loss) income attributable to noncontrolling interests	(0.1)	(0.5)	0.6	(1.1)	(1.1)
Net income attributable to The Timken Company	38.2	82.5	53.5	29.2	203.4
Net income per share - Basic:	$0.49	$1.06	$0.69	$0.38	$2.62
Net income per share - Diluted:	$0.48	$1.04	$0.68	$0.37	$2.58
Dividends per share	$0.26	$0.27	$0.27	$0.27	$1.07

	2016
	1st	2nd	3rd	4th	Total
Net sales	$684.0	$673.6	$657.4	$654.8	$2,669.8
Gross profit (3)	183.1	184.5	169.7	131.2	668.5
Selling, general and administrative expenses (3)	116.1	108.0	107.2	139.4	470.7
Impairment and restructuring charges (4)	10.5	2.9	5.3	3.0	21.7
Net income (loss) (5)	65.8	48.2	34.0	(6.9)	141.1
Net income (loss) attributable to noncontrolling interests	(0.1)	—	0.4	—	0.3
Net income (loss) attributable to The Timken Company	65.9	48.2	33.6	(6.9)	140.8
Net income (loss) per share - Basic:	$0.83	$0.61	$0.43	$(0.09)	$1.79
Net income (loss) per share - Diluted:	$0.82	$0.61	$0.43	$(0.09)	$1.78
Dividends per share	$0.26	$0.26	$0.26	$0.26	$1.04

Earnings per share are computed independently for each of the quarters presented; therefore, the sum of the quarterly earnings per share may not equal the total computed for the year.
The amounts presented above for the fourth quarter of 2016 were revised to include adjustments relating to the change in accounting principle discussed in Note 2 - Change in Accounting Principles, including adjustments to reverse the amortization of actuarial gains and losses, the elimination of pension settlement charges and the recognition of actuarial gains and losses. These adjustments include a $32.9 million decrease in gross profit, a $27.4 million increase in SG&A expenses and a $31.0 million decrease in net income and net income attributable to The Timken Company, as well as a $0.40 per share decrease for both basic and diluted net income per share. During the fourth quarter of 2016, the Company incurred a net loss and therefore treated all stock options and restricted stock units as antidilutive.

(1)	Gross profit and SG&A expenses included net actuarial losses of $2.2 million and $11.5 million, respectively, for the fourth quarter of 2017.

(2)
Net income for the second quarter of 2017 included a $34 million reversal of accruals for uncertain tax positions. Net income for the fourth quarter of 2017 included $35.3 million of income tax expense related to U.S. Tax Reform.

(3)	Gross profit and SG&A expenses included net actuarial losses of $35.6 million and $29.8 million, respectively, for the fourth quarter of 2016.

(4)
Impairment and restructuring charges for the first quarter of 2016 included severance and related benefit costs of $7.7 million, impairment charges of $2.6 million and exit costs of $0.2 million. Impairment and restructuring charges for the third quarter of 2016 included severance and related benefit costs of $3.3 million, impairment charges of $1.2 million and exit costs of $0.8 million.

(5)	Net income (loss) included net CDSOA income, net of $47.7 million for the first quarter of 2016, $6.1 million for the second quarter of 2016 and $6.0 million for the fourth quarter of 2016.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Timken Company and subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of The Timken Company and subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 15, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has elected to change its method of accounting for actuarial gains and losses and plan assets for all of its pension and other postretirement benefit (OPEB) plans in 2017.

/s/Ernst & Young LLP

We have served as the Company’s auditor since 1910.

Cleveland, OH
February 15, 2018

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
There have been no changes during the Company’s fourth quarter of 2017 in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Timken management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment under COSO’s “Internal Control-Integrated Framework,” management believes that, as of December 31, 2017, Timken’s internal control over financial reporting is effective.
On April 3, 2017, the Company completed the acquisition of the shares of Torsion Control Products. On May 5, 2017, the Company completed the acquisition of the assets of PT Tech. On July 3, 2017, the Company completed the acquisition of the shares of Groeneveld. As permitted by SEC guidance, the scope of Timken's evaluation of internal control over financing reporting as of December 31, 2017 did not include the internal control over financial reporting of Torsion Control Products, PT Tech and Groeneveld. The results of Torsion Control Products, PT Tech and Groeneveld are included in the Company's consolidated financial statements beginning April 3, 2017, May 5, 2017 and July 3, 2017, respectively. The combined total assets of Torsion Control Products, PT Tech and Groeneveld represented thirteen percent of the Company's total assets at December 31, 2017. The combined net sales of Torsion Control Products, PT Tech and Groeneveld represented three percent of the Company's consolidated net sales for 2017 and the combined net income of Torsion Control Products, PT Tech and Groeneveld represented five percent of the Company's net income for 2017. The Company will include Torsion Control Products, PT Tech and Groeneveld in the Company's internal control over financial reporting assessment as of December 31, 2018.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is presented in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of The Timken Company and subsidiaries

Opinion on Internal Control over Financial Reporting
We have audited The Timken Company and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, The Timken Company and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
As indicated in the accompanying Report of Management on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of PT Tech, Inc., Torsion Control Products, Inc., and Groeneveld Group, which are included in the 2017 consolidated financial statements of the Company and constituted 13% and 25% of total and net assets, respectively, as of December 31, 2017 and 3% and 5% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of PT Tech, Inc., Torsion Control Products, Inc., and Groeneveld Group.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of The Timken Company and subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(a) of the Company and our report dated February 15, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP

Cleveland, OH
February 15, 2018

Item 9B. Other Information
Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
Required information is set forth under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement filed in connection with the annual meeting of shareholders to be held on or about May 8, 2018 (the "Proxy Statement"), and is incorporated herein by reference. Information regarding the executive officers of the registrant is included in Part I hereof. Information regarding the Company’s Audit Committee and its Audit Committee Financial Expert is set forth under the caption “Audit Committee” in the Proxy Statement, and is incorporated herein by reference.

The General Policies and Procedures of the Board of Directors of the Company and the charters of its Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are also available on the Company’s website at www.timken.com/about/governance-documents and are available to any shareholder upon request to the General Counsel. The information on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K.

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

Item 11. Executive Compensation
Required information is set forth under the captions “Compensation Discussion and Analysis,” “2017 Summary Compensation Table,” “2017 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2017 Year-End,” “2017 Option Exercises and Stock Vested,” “Pension Benefits,” “2017 Pension Benefits Table,” “2017 Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change-in-Control,” “Director Compensation,” “Compensation Committee,” and “Compensation Committee Report” in the Proxy Statement, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Required information, including with respect to institutional investors owning more than 5% of the Company’s common shares, is set forth under the caption “Beneficial Ownership of Common Shares” in the Proxy Statement, and is incorporated herein by reference.

Required information is set forth under the caption “Equity Compensation Plan Information” in the Proxy Statement, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Required information is set forth under the captions “Election of Directors,” "Nominees," "Independence Determinations" and "Related Party Transactions Approval Policy" in the Proxy Statement, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
Required information regarding fees paid to and services provided by the Company’s independent auditor during the years ended December 31, 2017 and 2016 and the pre-approval policies and procedures of the Audit Committee of the Company’s Board of Directors is set forth under the caption “Auditor” in the Proxy Statement, and is incorporated herein by reference.

PART IV.

Item 15. Exhibits and Financial Statement Schedules
(a)(1) - Financial Statements are included in Part II, Item 8 of the Annual Report on Form 10-K.
(a)(2) - Schedule II - Valuation and Qualifying Accounts is submitted as a separate section of this report. Schedules I, III, IV and V are not applicable to the Company and, therefore, have been omitted.
(a)(3) Listing of Exhibits

Exhibit

(2.1)
Share Purchase Agreement Dated June 27, 2017, between Mr. H.J. Groeneveld and Timken Europe B.V., was filed on July 3, 2017 with Form 8-K (Commission File No. 1-1169) and is incorporated herein by reference.

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

(101)
Financial statements from the Annual Report on Form 10-K of The Timken Company for the year ended December 31, 2017, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
THE TIMKEN COMPANY

By: /s/ Richard G. Kyle	By: /s/ Philip D. Fracassa
Richard G. Kyle	Philip D. Fracassa
President, Chief Executive Officer and Director	Executive Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)
Date: February 15, 2018	Date: February 15, 2018

By: /s/ Shelly M. Chadwick
Shelly M. Chadwick
Vice President - Finance and Chief Accounting Officer
(Principal Accounting Officer)
Date: February 15, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Maria A. Crowe *	By: /s/ Joseph W. Ralston *
Maria A. Crowe, Director	Joseph W. Ralston, Director
Date: February 15, 2018	Date: February 15, 2018

By: /s/ Elizabeth A. Harrell *	By: /s/ Frank C. Sullivan *
Elizabeth A. Harrell	Frank C. Sullivan, Director
Date: February 15, 2018	Date: February 15, 2018

By: /s/ Richard G. Kyle *	By: /s/ John M. Timken, Jr.*
Richard G. Kyle, Director	John M. Timken, Jr., Director
Date: February 15, 2018	Date: February 15, 2018

By: /s/ John A. Luke, Jr.*	By: /s/ Ward J. Timken, Jr.*
John A. Luke, Jr., Director	Ward J. Timken, Jr., Director
Date: February 15, 2018	Date: February 15, 2018

By: /s/ Christopher L. Mapes *	By: /s/ Jacqueline F. Woods *
Christopher L. Mapes, Director	Jacqueline F. Woods, Director
Date: February 15, 2018	Date: February 15, 2018

By: /s/ James F. Palmer *	* By: /s/ Philip D. Fracassa
James F. Palmer, Director	Philip D. Fracassa, attorney-in-fact
Date: February 15, 2018	By authority of Power of Attorney
filed as Exhibit 24 hereto
By: /s/ Ajita G. Rajendra *	Date: February 15, 2018
Ajita G. Rajendra, Director
Date: February 15, 2018

Schedule II—Valuation and Qualifying Accounts
The Timken Company and Subsidiaries

Allowance for uncollectible accounts:	2017	2016	2015
Balance at beginning of period	$20.2	$16.9	$13.7
Additions:
Charged to costs and expenses (1)	3.8	4.8	6.8
Charged to other accounts (2)	0.4	0.2	0.6
Deductions (3)	4.1	1.7	4.2
Balance at end of period	$20.3	$20.2	$16.9

Allowance for surplus and obsolete inventory:	2017	2016	2015
Balance at beginning of period	$21.1	$18.4	$12.8
Additions:
Charged to costs and expenses (4)	10.3	13.4	9.6
Charged to other accounts (2)	5.9	0.4	2.7
Deductions (5)	7.4	11.1	6.7
Balance at end of period	$29.9	$21.1	$18.4

Valuation allowance on deferred tax assets:	2017	2016	2015
Balance at beginning of period	$85.5	$83.7	$145.4
Additions
Charged to costs and expenses (6)	6.5	3.8	4.1
Charged to other accounts (7)	—	—	(14.1)
Deductions (8)	12.6	2.0	51.7
Balance at end of period	$79.4	$85.5	$83.7

(1)	Provision for uncollectible accounts included in expenses.

(2)	Currency translation and change in reserves due to acquisitions, net of divestitures.

(3)	Actual accounts written off against the allowance, net of recoveries.

(4)	Provision for surplus and obsolete inventory included in expenses.

(5)	Inventory items written off against the allowance.

(6)	Increase in valuation allowance is recorded as a component of the provision for income taxes.

(7)	Includes valuation allowances recorded against other comprehensive income/loss or goodwill.

(8)	Amount primarily relates to the reversal of valuation allowances due to the realization of net operating loss carryforwards.