Form 10-Q
period 2018-05-01
TIMKEN CO
filed 2018-05-01
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

Class	Outstanding at March 31, 2018
Common Shares, without par value	77,596,991 shares

THE TIMKEN COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE TIMKEN COMPANY AND SUBSIDIARIES

Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
	2018	2017
(Dollars in millions, except per share data)		(Revised)
Net sales	$883.1	$703.8
Cost of products sold	618.2	521.6
Gross Profit	264.9	182.2
Selling, general and administrative expenses	148.6	117.6
Impairment and restructuring charges	0.2	1.7
Operating Income	116.1	62.9
Interest expense	(10.0)	(7.9)
Interest income	0.4	0.6
Other income (expense), net	2.3	(2.0)
Income Before Income Taxes	108.8	53.6
Provision for income taxes	28.3	15.5
Net Income	80.5	38.1
Less: Net income (loss) attributable to noncontrolling interest	0.3	(0.1)
Net Income Attributable to The Timken Company	$80.2	$38.2
Net Income per Common Share Attributable to The Timken Company Common Shareholders
Basic earnings per share	$1.03	$0.49

Diluted earnings per share	$1.02	$0.48

Dividends per share	$0.27	$0.26
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
	2018	2017
(Dollars in millions)
Net Income	$80.5	$38.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8.4	20.4
Pension and postretirement liability adjustment	—	0.1
Change in fair value of derivative financial instruments	0.8	(0.8)
Other comprehensive income, net of tax	9.2	19.7
Comprehensive Income, net of tax	89.7	57.8
Less: comprehensive (loss) income attributable to noncontrolling interest	(0.3)	2.5
Comprehensive Income Attributable to The Timken Company	$90.0	$55.3
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	(Unaudited)
	March 31, 2018	December 31, 2017
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$116.4	$121.6
Restricted cash	3.9	3.8
Accounts receivable, less allowances (2018 – $21.1 million; 2017 – $20.3 million)	535.1	524.9
Contract assets	111.4	—
Inventories, net	776.8	738.9
Deferred charges and prepaid expenses	29.2	29.7
Other current assets	73.0	81.2
Total Current Assets	1,645.8	1,500.1
Property, Plant and Equipment, net	865.4	864.2
Other Assets
Goodwill	515.9	511.8
Non-current pension assets	23.9	19.7
Other intangible assets	414.6	420.6
Deferred income taxes	58.0	61.0
Other non-current assets	25.9	25.0
Total Other Assets	1,038.3	1,038.1
Total Assets	$3,549.5	$3,402.4
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$167.1	$105.4
Current portion of long-term debt	2.7	2.7
Accounts payable, trade	266.6	265.2
Salaries, wages and benefits	96.8	127.9
Income taxes payable	12.2	9.8
Other current liabilities	156.9	160.7
Total Current Liabilities	702.3	671.7
Non-Current Liabilities
Long-term debt	896.5	854.2
Accrued pension cost	168.5	167.3
Accrued postretirement benefits cost	122.5	122.6
Deferred income taxes	44.0	44.0
Other non-current liabilities	72.9	67.7
Total Non-Current Liabilities	1,304.4	1,255.8
Shareholders’ Equity
Class I and II Serial Preferred Stock, without par value:
Authorized – 10,000,000 shares each class, none issued	—	—
Common shares, without par value:
Authorized – 200,000,000 shares
Issued (including shares in treasury) (2018 – 98,375,135 shares; 2017 – 98,375,135 shares)
Stated capital	53.1	53.1
Other paid-in capital	901.5	903.8
Earnings invested in the business	1,475.9	1,408.4
Accumulated other comprehensive loss	(29.2)	(38.3)
Treasury shares at cost (2018 – 20,778,144 shares; 2017 – 20,672,133 shares)	(890.4)	(884.3)
Total Shareholders’ Equity	1,510.9	1,442.7
Noncontrolling Interest	31.9	32.2
Total Equity	1,542.8	1,474.9
Total Liabilities and Equity	$3,549.5	$3,402.4
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2018	2017
(Dollars in millions)		(Revised)
CASH PROVIDED (USED)
Operating Activities
Net income attributable to The Timken Company	$80.2	$38.2
Net income (loss) attributable to noncontrolling interest	0.3	(0.1)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	35.8	32.9
Loss on sale of assets	0.6	0.1
Deferred income tax (benefit) provision	(0.2)	1.5
Stock-based compensation expense	10.3	5.6
Pension and other postretirement expense	2.0	7.2
Pension contributions and other postretirement benefit contributions	(6.1)	(6.1)
Changes in operating assets and liabilities:
Accounts receivable	(72.1)	(50.3)
Contract assets	(11.5)	—
Inventories	(53.8)	(6.5)
Accounts payable, trade	(2.3)	48.6
Other accrued expenses	(38.7)	(28.4)
Income taxes	13.6	6.7
Other, net	(2.4)	(2.7)
Net Cash (Used in) Provided by Operating Activities	(44.3)	46.7
Investing Activities
Capital expenditures	(17.8)	(19.3)
Acquisitions, net of cash received	—	(0.6)
Proceeds from disposal of property, plant and equipment	0.1	0.1
Investments in short-term marketable securities, net	3.7	(6.8)
Other	—	(0.3)
Net Cash Used in Investing Activities	(14.0)	(26.9)
Financing Activities
Cash dividends paid to shareholders	(21.1)	(20.3)
Purchase of treasury shares	(22.7)	(8.1)
Proceeds from exercise of stock options	8.4	16.6
Shares surrendered for taxes	(4.4)	(8.2)
Accounts receivable facility borrowings	51.0	23.1
Accounts receivable facility payments	(15.0)	(10.0)
Proceeds from long-term debt	75.0	48.5
Payments on long-term debt	(42.4)	(90.3)
Short-term debt activity, net	24.6	5.8
Other	(1.1)	—
Net Cash Provided by (Used in) Financing Activities	52.3	(42.9)
Effect of exchange rate changes on cash	0.9	3.9
Decrease in Cash, Cash Equivalents and Restricted Cash	(5.1)	(19.2)
Cash, cash equivalents and restricted cash at beginning of year	125.4	151.6
Cash, Cash Equivalents and Restricted Cash at End of Period	$120.3	$132.4
See accompanying Notes to the Consolidated Financial Statements.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions, except per share data)

Note 1 - Basis of Presentation
The accompanying Consolidated Financial Statements (unaudited) for The Timken Company (the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and notes required by the accounting principles generally accepted in the United States ("U.S. GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures considered necessary for a fair presentation have been included. For further information, refer to the Consolidated Financial Statements and accompanying Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Note 2 - Significant Accounting Policies

The Company's significant accounting policies are detailed in "Note 1 - Significant Accounting Policies" of the Annual Report on Form 10-K for the year ended December 31, 2017. In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)", which was adopted by the Company on January 1, 2018. Also, in March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” Significant changes to the Company's accounting policies as a result of adopting ASU 2014-09 (the “new revenue standard”) and ASU 2017-07 are discussed below:
Revenue:
A contract exists when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectibility of consideration is probable.

Revenue is recognized when performance obligations under the terms of a contract with a customer of the Company are satisfied. A majority of the Company's revenue is from short-term, fixed-price contracts and continues to be recognized as of a point in time when products are shipped from the Company's manufacturing facilities or at a later point in time when control of the products transfers to the customer. Revenue was previously recognized for services and certain sales of customer-specific product at the point in time when the shipping terms were satisfied. Under the new revenue standard, the Company now recognizes revenue over time as it satisfies the performance obligations because of the continuous transfer of control to the customer, supported as follows:

•
For certain service contracts, this continuous transfer of control to the customer occurs as the Company's service enhances assets that the customer owns and controls at all times and the Company is contractually entitled to payment for work performed to date plus a reasonable margin.

•
For United States ("U.S.") government contracts, the customer is allowed to unilaterally terminate the contract for convenience, and is required to pay the Company for costs incurred plus a reasonable margin and take control of any work in process.

•
For certain non-U.S. government contracts involving customer-specific products, the customer controls the work in process based on contractual termination clauses or restrictions of the Company's use of the product and the Company possesses a right to payment for work performed to date plus a reasonable margin.

As a result of control transferring over time for these products and services, revenue is recognized based on progress toward completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. The Company has elected to use the cost-to-cost input measure of progress for these contracts because it best depicts the transfer of goods or services to the customer based on incurring costs on the contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred.

The pricing and payment terms for non-U.S. government contracts is based on the Company's standard terms and conditions or the specific negotiations with each customer. The Company's standard terms and conditions require payment 30 days from the invoice date, but the timing of payment for specific negotiated terms may vary. The Company also has both prime and subcontracts in support of the provision of goods and services to the U.S. government. Certain of these contracts are subject to the Federal Acquisition Regulation ("FAR") and are priced commercially based on a competitive market. Under the payment terms of those U.S. government fixed-price contracts, the customer pays the Company performance-based payments, which are interim payments of up to 80% of the contract price for costs incurred to date based on quantifiable measures of performance or on the achievement of specified events or milestones. Because the customer retains a portion of the contract price until completion of such contracts, certain of these U.S. government fixed-price contracts result in revenue recognized in excess of billings, which is presented within "Contract assets" on the Consolidated Balance Sheet. The portion of the payments retained by the customer until final contract settlement is not considered a significant financing component because the intent is to protect the customer.

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Sales, value add, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. As a practical expedient, the Company may not assess whether promised goods or services are performance obligations, if they are immaterial in the context of the contract with the customer, and combine these with other performance obligations. The Company has elected to recognize incremental costs incurred to obtain contracts, which primarily represent commissions paid to third-party sales agents where the amortization period would be less than one year, as "Selling, general and administrative ("SG&A") expenses" in the Consolidated Statement of Income as incurred. The Company has also elected not to adjust the promised amount of consideration for the effects of any significant financing component where the Company expects, at contract inception, that the period between when the Company transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less. Finally, the Company's policy is to exclude performance obligations resulting from contracts with a duration of one year or less from its disclosures related to remaining performance obligations.

The amount of consideration to which the Company expects to be entitled in exchange for the goods and services is not generally subject to significant variations. However, the Company does offer certain customers rebates, prompt payment discounts, end-user discounts, the right to return eligible products, and/or other forms of variable consideration. The Company estimates this variable consideration using the expected value amount, which is based on historical experience. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company adjusts the estimate of revenue at the earlier of when the amount of consideration the Company expects to receive changes or when the consideration becomes fixed. The Company recognizes the cost of freight and shipping when control of the products or services has transferred to the customer as an expense in "Cost of products sold" on the Consolidated Statement of Income, because those are costs incurred to fulfill the promise recognized, not a separate performance obligation. To the extent certain freight and shipping fees are charged to customers, the Company recognizes the amounts charged to customers as revenues and the related costs as an expense in "Cost of products sold" when control of the related products or services has transferred to the customer.

Contracts are occasionally modified to account for changes in contract specifications, requirements, and pricing. The Company considers contract modifications to exist when the modification either creates new or changes the existing enforceable rights and obligations. Substantially all of the Company's contract modifications are for goods or services that are distinct from the existing contract. Therefore, the effect of a contract modification on the transaction price and the Company's measure of progress for the performance obligation to which it relates is generally recognized on a prospective basis.

Accounts Receivable, Less Allowances:
"Accounts receivable, less allowances" on the Consolidated Balance Sheet include amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. The Company maintains an allowance for doubtful accounts, which represents an estimate of the losses expected from the accounts receivable portfolio, to reduce accounts receivable to their net realizable value. The allowance is based upon historical trends in collections and write-offs, management's judgment of the probability of collecting accounts and management's evaluation of business risk. The Company extends credit to customers satisfying pre-defined credit criteria. The Company believes it has limited concentration of credit risk due to the diversity of its customer base.

Prior to the adoption of the new revenue standard, the Company recognized a portion of its revenues on the percentage-of-completion method measured on the cost-to-cost basis. As of December 31, 2017, revenue recognized in excess of billings of $67.3 million related to these revenues were included in "Accounts receivable, less allowances" on the Consolidated Balance Sheet. In accordance with the new revenue standard, $74.8 million of revenue recognized in excess of billings related to these revenues are included in "Contract assets" on the Consolidated Balance Sheet at March 31, 2018.

Contract Assets:
"Contract assets" on the Consolidated Balance Sheet primarily include unbilled amounts typically resulting from sales under long-term contracts when the cost-to-cost method of revenue recognition is utilized, the revenue recognized exceeds the amount billed to the customer and the right to payment is not just subject to the passage of time. Amounts may not exceed their net realizable value.

Pension and Other Postretirement Benefits:
With the adoption of ASU 2017-07 on January 1, 2018, service cost is included in other employee compensation costs within operating income and is the only component that may be capitalized when applicable. The other components of net periodic benefit cost are presented separately outside of operating income. Also, actuarial gains and losses are excluded from segment results, while all other components of net periodic benefit cost will continue to be included within segment results.

Recent Accounting Pronouncements:

New Accounting Guidance Adopted:

Revenue recognition
The new revenue standard introduces a five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue standard also requires disclosures sufficient to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill a contract. For further information about the Company's revenues from contracts with customers, refer to Note 10 - Revenue.
On January 1, 2018, the Company adopted the new revenue standard and all of the related amendments using the modified retrospective method and applied those provisions to all open contracts. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The cumulative effect of changes made to the balance sheet as of January 1, 2018 for the adoption of the new revenue standard was as follows:

	Balance at December 31, 2017	Effect of Accounting Change	Balance at January 1, 2018
ASSETS
Accounts receivable, less allowances	$524.9	$(67.3)	$457.6
Contract assets	—	100.5	100.5
Inventories, net	738.9	(22.9)	716.0
Other current assets	81.2	3.0	84.2
Deferred income taxes	61.0	(2.6)	58.4
LIABILITIES
Other current liabilities	160.7	3.0	163.7
EQUITY
Earnings invested in the business	1,408.4	7.7	1,416.1

The tables below reflect changes to financial statement line items as a result of adopting the new revenue standard. The adoption of the new revenue standard did not have an impact on "Net cash used in operating activities" on the Consolidated Statement of Cash Flows for the three months ended March 31, 2018.

Consolidated Statement of Income for the three months ended March 31, 2018:

	Previous Accounting Method	Effect of Accounting Change	As Reported
Net sales	$879.1	$4.0	$883.1
Cost of products sold	616.5	1.7	618.2
Selling, general, and administrative expenses	148.0	0.6	148.6
Income before income taxes	107.1	1.7	108.8
Provision for income taxes	27.9	0.4	28.3
Net income	79.2	1.3	80.5
Net income attributable to The Timken Company	$78.9	$1.3	$80.2
Basic earnings per share	$1.01	$0.02	$1.03
Diluted earnings per share	$1.00	$0.02	$1.02

Consolidated Balance Sheet as of March 31, 2018:

	Previous Accounting Method	Effect of Accounting Change	As Reported
ASSETS
Accounts receivable, less allowances	$609.9	$(74.8)	$535.1
Contract assets	—	111.4	111.4
Inventories, net	801.4	(24.6)	776.8
Other current assets	69.9	3.1	73.0
Deferred income taxes	61.0	(3.0)	58.0
LIABILITIES
Other current liabilities	153.8	3.1	156.9
EQUITY
Earnings invested in the business	1,466.9	9.0	1,475.9

Pension and other postretirement benefits

As mentioned above, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” in March 2017. The Company adopted ASU 2017-07 on January 1, 2018 on a retrospective basis, which resulted in the reclassification of certain amounts from "Cost of products sold" and "Selling, general and administrative expenses" to "Other income (expense)" in the Consolidated Statement of Income. As a result, prior period amounts impacted have been revised accordingly.

The following table reflects the changes to financial statement line items for the three months ended March 31, 2017 resulting from the adoption of ASU 2017-07:

	As Previously Reported	Effect of Accounting Change	As Adjusted
Cost of products sold	$523.3	$(1.7)	$521.6
Selling, general, and administrative expenses	119.6	(2.0)	117.6
Other income (expense), net	1.7	(3.7)	(2.0)

Other new accounting guidance adopted

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 requires that a statement of cash flows explain the change in the total of cash, cash equivalents, and restricted cash during the period. On January 1, 2018, the Company adopted the provisions of ASU 2016-18 on a retrospective basis, which resulted in the addition of restricted cash balances and movements in the Company’s Statement of Cash Flows for all periods presented. As a result, for the three months ended March 31, 2018 and 2017, restricted cash balances of $3.9 million and $2.9 million, respectively, were included in the Company's ending balance on the Statement of Cash Flows.

In February 2018, the FASB issued ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income." ASU 2018-02 allows for certain tax effects resulting from the Tax Cuts and Jobs Act of 2017 (“U.S. Tax Reform”) to be reclassified from accumulated other comprehensive income (or loss) to retained earnings. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. Also, ASU 2018-02 may be applied in the period of adoption or retrospectively to each period in which the effect of the change in the statutory income tax rate in the U.S. Tax Reform is recognized. On January 1, 2018, the Company early adopted the provisions of ASU 2018-02, with the related impact applied in the period of adoption. In doing so, the Company elected to reclassify $0.7 million of related income tax effects from accumulated other comprehensive loss to retained earnings in the first quarter of 2018.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” Prior to the issuance of this new accounting guidance, entities first assessed qualitative factors to determine whether a two-step goodwill impairment test was necessary. When entities bypassed or failed the qualitative analysis, they were required to apply a two-step goodwill impairment test. Step 1 compared a reporting unit’s fair value to its carrying amount to determine if there is a potential impairment. If the carrying amount of a reporting unit exceeded its fair value, Step 2 was required to be completed. Step 2 involved determining the implied fair value of goodwill and comparing it to the carrying amount of that goodwill to measure the impairment loss, if any. ASU 2017-04 eliminates Step 2 of the current goodwill impairment test, and instead will require that a goodwill impairment loss be measured at the amount by which a reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for public companies for years beginning after December 15, 2019, with early adoption permitted, and must be applied prospectively. While the actual effect of adopting ASU 2017-04 will not be known until the period of adoption, the Company currently does not expect it to materially impact the Company's results of operations and financial condition.

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

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 was issued to increase transparency and comparability among entities by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about lease arrangements. ASU 2016-02 is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company expects to recognize a right-to-use asset and a lease liability for its operating lease commitments on the Consolidated Balance Sheet and is assessing the impact this new standard will have on its consolidated financial condition and results of operations.  The Company has created an implementation team to identify all leases involved, determine which, if any, practical expedients to utilize, and perform all data gathering required to comply.  Additionally, the Company is implementing an enterprise-wide lease management system to assist in the related accounting and is evaluating additional changes to the related processes and internal controls to ensure requirements are met for reporting and disclosure purposes.

Note 3 - Inventories
The components of inventories at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
Manufacturing supplies	$30.2	$29.0
Raw materials	95.5	90.4
Work in process	254.6	245.2
Finished products	430.3	404.3
Subtotal	810.6	768.9
Allowance for obsolete and surplus inventory	(33.8)	(30.0)
Total Inventories, net	$776.8	$738.9

Inventories are valued at the lower of cost or market, with approximately 55% valued by the first-in, first-out ("FIFO") method and the remaining 45% valued by the last-in, first-out ("LIFO") method. The majority of the Company's domestic inventories are valued by the LIFO method and all of the Company's international inventories are valued by the FIFO method.

The LIFO reserves at March 31, 2018 and December 31, 2017 were $167.2 million and $167.6 million, respectively. An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation.

Note 4 - Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2018 were as follows:

	Mobile Industries	Process Industries	Total
Beginning balance	$254.3	$257.5	$511.8
Foreign currency translation adjustments	3.9	0.2	4.1
Ending balance	$258.2	$257.7	$515.9

The following table displays intangible assets as of March 31, 2018 and December 31, 2017:

	Balance at March 31, 2018			Balance at December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$327.2	$108.6	$218.6	$324.6	$103.0	$221.6
Technology and know-how	129.3	35.4	93.9	128.7	33.8	94.9
Trade names	8.5	4.4	4.1	8.6	4.3	4.3
Capitalized software	262.1	229.8	32.3	261.5	226.5	35.0
Other	10.6	6.4	4.2	10.3	6.2	4.1
	$737.7	$384.6	$353.1	$733.7	$373.8	$359.9
Intangible assets not subject to amortization:
Trade names	$52.8		$52.8	$52.0		$52.0
FAA air agency certificates	8.7		8.7	8.7		8.7
	$61.5		$61.5	$60.7		$60.7
Total intangible assets	$799.2	$384.6	$414.6	$794.4	$373.8	$420.6

Amortization expense for intangible assets was $10.8 million and $9.0 million for the three months ended March 31, 2018 and 2017, respectively. Amortization expense for intangible assets is estimated to be $41.5 million in 2018; $36.1 million in 2019; $31.5 million in 2020; $27.5 million in 2021; and $23.3 million in 2022.

Acquisitions:

The amounts in the tables above include the impact of the final purchase price allocations for the Torsion Control Products, Inc. ("Torsion Control Products") and PT Tech, Inc. ("PT Tech") acquisitions and the impact of the preliminary purchase price allocation for the Groeneveld Group ("Groeneveld") acquisition. The purchase accounting for the Groeneveld acquisition is incomplete as it relates to the final determination of fair value for the contingent liabilities assumed in the acquisition, fixed asset valuation adjustments and other potential post-closing indemnification adjustments.

Note 5 - Financing Arrangements
Short-term debt at March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018	December 31, 2017
Variable-rate Accounts Receivable Facility with an interest rate of 2.47% at March 31, 2018 and 2.15% at December 31, 2017	$98.9	$62.9
Borrowings under variable-rate lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 0.32% to 10.00% at March 31, 2018 and 0.32% to 2.22% at December 31, 2017	68.2	42.5
Short-term debt	$167.1	$105.4

The Company has a $100 million Amended and Restated Asset Securitization Agreement ("Accounts Receivable Facility") that matures on November 30, 2018. The Company is exploring opportunities to refinance the facility prior to its maturity. Under the terms of the Accounts Receivable Facility, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly owned consolidated subsidiary that, in turn, uses the trade receivables to secure borrowings that are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the Accounts Receivable Facility may be limited to certain borrowing base limitations, however the Accounts Receivable Facility was not reduced by any such borrowing base limitations at March 31, 2018. As of March 31, 2018, there were outstanding borrowings of $98.9 million under the Accounts Receivable Facility, which reduced the availability under this facility to $1.1 million. The cost of this facility, which is the prevailing commercial paper rate plus facility fees, is considered a financing cost and is included in "Interest expense" in the Consolidated Statements of Income. The outstanding balance under the Accounts Receivable Facility was classified as short term because the agreement matures in less than one year.

The lines of credit for certain of the Company’s foreign subsidiaries provide for short-term borrowings up to $310.8 million in the aggregate. Most of these lines of credit are uncommitted. At March 31, 2018, the Company’s foreign subsidiaries had borrowings outstanding of $68.2 million and bank guarantees of $0.1 million, which reduced the aggregate availability under these facilities to $242.5 million.

Long-term debt at March 31, 2018 and December 31, 2017 was as follows:

	March 31, 2018	December 31, 2017
Fixed-rate Medium-Term Notes, Series A, maturing at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	$154.5	$154.5
Fixed-rate Senior Unsecured Notes, maturing on September 1, 2024, with an interest rate of 3.875%	347.1	346.9
Variable-rate Senior Credit Facility with a weighted-average interest rate of 1.65% at March 31, 2018 and 1.83% at December 31, 2017	86.3	52.0
Fixed-rate Euro Senior Unsecured Notes, maturing on September 7, 2027, with an interest rate of 2.02%	184.2	179.3
Variable-rate Euro Term Loan with an interest rate of 1.13% at March 31, 2018 and December 31, 2017	123.0	119.7
Other	4.1	4.5
	899.2	856.9
Less: Current maturities	2.7	2.7
Long-term debt	$896.5	$854.2

The Company has a $500 million Amended and Restated Credit Agreement ("Senior Credit Facility"), which matures on June 19, 2020. At March 31, 2018, the Company had $86.3 million of outstanding borrowings under the Senior Credit Facility, which reduced the availability under this facility to $413.7 million. The Senior Credit Facility has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At March 31, 2018, the Company was in full compliance with both of these covenants.

On September 7, 2017, the Company issued €150 million of fixed-rate 2.02% senior unsecured notes that mature on September 7, 2027 (the "2027 Notes"). On September 18, 2017, the Company entered into a €100 million variable-rate term loan that matures on September 18, 2020 ("2020 Term Loan"). Proceeds from the 2027 Notes and 2020 Term Loan were used to repay amounts drawn from the Senior Credit Facility to fund the acquisition of Groeneveld, which closed on July 3, 2017. These debt instruments have two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. These covenants are similar to those in the Senior Credit Facility. At March 31, 2018, the Company was in full compliance with both of these covenants.

Note 6 - Contingencies
The Company and certain of its subsidiaries have been identified as potentially responsible parties for investigation and remediation under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), known as the Superfund, or similar state laws with respect to certain sites. Claims for investigation and remediation have been asserted against numerous other entities, which are believed to be financially solvent and are expected to fulfill their proportionate share of the obligation.

On December 28, 2004, the United States Environmental Protection Agency (“USEPA”) sent Lovejoy, Inc. ("Lovejoy") a Special Notice Letter that identified Lovejoy as a potentially responsible party, together with at least 14 other companies, at the Ellsworth Industrial Park Site, Downers Grove, DuPage County, Illinois (the “Site”).  Lovejoy’s Downers Grove property is situated within the Ellsworth Industrial Complex. The USEPA and the Illinois Environmental Protection Agency (“IEPA”) allege there have been one or more releases or threatened releases of hazardous substances, allegedly including, but not limited to, a release or threatened release on or from Lovejoy's property, at the Site. The relief sought by the USEPA and IEPA includes further investigation and potential remediation of the Site and reimbursement of response costs. Lovejoy’s allocated share of past and future costs related to the Site, including for investigation and/or remediation, could be significant. All previously pending property damage and personal injury lawsuits against Lovejoy related to the Site have been settled or dismissed.

The Company had total environmental accruals of $5.1 million and $5.0 million for various known environmental matters that are probable and reasonably estimable as of March 31, 2018 and December 31, 2017, respectively, which includes the Lovejoy matter discussed above. These accruals were recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties.

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

Product Warranties:
In addition to the contingencies above, the Company provides limited warranties on certain of its products. The following table is a rollforward of the warranty liability for the three months ended March 31, 2018 and the twelve months ended December 31, 2017:

	March 31, 2018	December 31, 2017
Beginning balance, January 1	$5.8	$6.9
Additions	0.5	2.7
Payments	(0.4)	(3.8)
Ending balance	$5.9	$5.8

The product warranty liability at March 31, 2018 and December 31, 2017 was included in "Other current liabilities" on the Consolidated Balance Sheets.

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

Note 7 - Equity

The changes in the components of equity for the three months ended March 31, 2018 were as follows:

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Earnings Invested in the Business	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non- controlling Interest
Balance at December 31, 2017	$1,474.9	$53.1	$903.8	$1,408.4	$(38.3)	$(884.3)	$32.2
Cumulative effect of the new revenue standard (net of income tax benefit of $2.6 million)	7.7			7.7
Cumulative effect of ASU 2018-02	—			0.7	(0.7)
Net income	80.5			80.2			0.3
Foreign currency translation adjustment	8.4				9.0		(0.6)
Change in fair value of derivative financial instruments, net of reclassifications	0.8				0.8
Dividends – $0.27 per share	(21.1)			(21.1)
Stock-based compensation	10.3		10.3
Stock purchased at fair market value	(22.7)					(22.7)
Stock option exercise activity	8.4		(1.4)			9.8
Restricted share activity	—		(11.2)			11.2
Shares surrendered for taxes	(4.4)					(4.4)
Balance at March 31, 2018	$1,542.8	$53.1	$901.5	$1,475.9	$(29.2)	$(890.4)	$31.9

Note 8 - Accumulated Other Comprehensive Income (Loss)

The following tables present details about components of accumulated other comprehensive loss for the three months ended March 31, 2018 and 2017, respectively:

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2017	$(35.1)	$(0.3)	$(2.9)	$(38.3)
Cumulative effect of ASU 2018-02	—	(0.1)	(0.6)	(0.7)
Balance at January 1, 2018	(35.1)	(0.4)	(3.5)	(39.0)
Other comprehensive income (loss) before reclassifications and income tax	8.4	—	(0.4)	8.0
Amounts reclassified from accumulated other comprehensive income, before income tax	—	—	1.4	1.4
Income tax benefit	—	—	(0.2)	(0.2)
Net current period other comprehensive income, net of income taxes	8.4	—	0.8	9.2
Noncontrolling interest	0.6	—	—	0.6
Net current period comprehensive income (loss), net of income taxes, noncontrolling interest and cumulative effect of accounting change	9.0	(0.1)	0.2	9.1
Balance at March 31, 2018	$(26.1)	$(0.4)	$(2.7)	$(29.2)

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2016	$(79.8)	$1.5	$0.4	$(77.9)
Other comprehensive income (loss) before reclassifications and income tax	20.4	—	(1.1)	19.3
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	0.1	(0.2)	(0.1)
Income tax expense	—	—	0.5	0.5
Net current period other comprehensive income (loss), net of income taxes	20.4	0.1	(0.8)	19.7
Noncontrolling interest	(2.6)	—	—	(2.6)
Net current period comprehensive income (loss), net of income taxes and noncontrolling interest	17.8	0.1	(0.8)	17.1
Balance at March 31, 2017	$(62.0)	$1.6	$(0.4)	$(60.8)

Other comprehensive income (loss) before reclassifications and income taxes includes the effect of foreign currency.

Note 9 - Earnings Per Share

The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended March 31,
	2018	2017
Numerator:
Net income attributable to The Timken Company	$80.2	$38.2
Less: undistributed earnings allocated to nonvested stock	—	—
Net income available to common shareholders for basic and diluted earnings per share	$80.2	$38.2
Denominator:
Weighted average number of shares outstanding - basic	77,734,153	77,731,793
Effect of dilutive securities:
Stock options and awards - based on the treasury stock method	1,279,032	1,162,161
Weighted average number of shares outstanding, assuming dilution of stock options and awards	79,013,185	78,893,954
Basic earnings per share	$1.03	$0.49
Diluted earnings per share	$1.02	$0.48

The exercise prices for certain stock options that the Company has awarded exceeded the average market price of the Company’s common shares during the three months ended March 31, 2018. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. The antidilutive stock options outstanding during the three months ended March 31, 2018 and 2017 were 699,902 and 647,540, respectively.

Note 10 - Revenue

The following table presents details deemed most relevant to the users of the financial statements about total revenue for the three months ended March 31, 2018 and 2017, respectively:

	Three Months Ended			Three Months Ended
	March 31, 2018			March 31, 2017
	Mobile	Process	Total	Mobile(1)	Process(1)	Total(1)
United States	$257.4	$178.6	$436.0	$228.7	$162.0	$390.7
Americas excluding United States	55.2	46.7	101.9	43.3	34.9	78.2
Europe / Middle East / Africa	102.9	88.0	190.9	63.1	61.1	124.2
Asia-Pacific	73.0	81.3	154.3	47.9	62.8	110.7
Net sales	$488.5	$394.6	$883.1	$383.0	$320.8	$703.8
(1) Prior period amounts have not been adjusted under the modified retrospective adoption method.
When reviewing revenues by sales channel, the Company separates net sales to original equipment manufacturers from sales to distributors and end users. The following table presents the percent of revenues by sales channel for the three months ended March 31, 2018:

Three Months Ended
Revenue by sales channel	March 31, 2018
Original equipment manufacturers	57%
Distribution/end users	43%
In addition to disaggregating revenue by segment and geography and by sales channel as shown above, the Company believes information about the timing of transfer of goods or services, type of customer and distinguishing service revenue from product sales is also relevant. Approximately 9% of total net sales is recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized as of a point in time. The payment terms with the U.S. government or its contractors, which represent approximately 6% of total net sales, differ from those of non-government customers. Finally, approximately 5% of total net sales represent service revenue.

Remaining Performance Obligations:
Remaining performance obligations represent the transaction price of orders meeting the definition of a contract in the new revenue standard for which work has not been performed and excludes unexercised contract options. Performance obligations having a duration of more than one year are concentrated in contracts for certain products and services provided to the U.S. government or its contractors. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $175 million at March 31, 2018.

Contract Assets:
The following table contains a rollforward of contract assets for the three months ended March 31, 2018:

March 31, 2018
Beginning balance, January 1	$100.5
Additional revenue recognized in excess of billings	80.2
Less: amounts billed to customers	(69.3)
Ending balance	$111.4

There were no impairment losses recorded on contract assets for the three months ended March 31, 2018.

Note 11 - Segment Information

The primary measurement used by management to measure the financial performance of each segment is earnings before interest and taxes ("EBIT").

	Three Months Ended March 31,
	2018	2017
Net sales:
Mobile Industries	$488.5	$383.0
Process Industries	394.6	320.8
Net sales	$883.1	$703.8
Segment EBIT:
Mobile Industries	$51.1	$32.6
Process Industries	81.6	44.1
Total EBIT, for reportable segments	$132.7	$76.7
Corporate expenses	(14.3)	(15.8)
Interest expense	(10.0)	(7.9)
Interest income	0.4	0.6
Income before income taxes	$108.8	$53.6

Note 12 - Retirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans. The amounts for the three months ended March 31, 2018 are based on calculations prepared by the Company's actuaries and represent the Company’s best estimate of the respective period’s proportionate share of the amounts to be recorded for the year ending December 31, 2018.

	U.S. Plans		International Plans		Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$3.2	$3.1	$0.4	$0.4	$3.6	$3.5
Interest cost	5.9	6.2	1.9	1.8	7.8	8.0
Expected return on plan assets	(7.3)	(7.0)	(3.0)	(2.7)	(10.3)	(9.7)
Amortization of prior service cost	0.4	0.3	—	—	0.4	0.3
Recognition of actuarial loss	—	4.4	—	—	—	4.4
Net periodic benefit cost	$2.2	$7.0	$(0.7)	$(0.5)	$1.5	$6.5

During the first three months of 2017, the Company recognized actuarial losses of $4.4 million as a result of the remeasurement of plan assets and obligations for one of the Company’s U.S. defined benefit pension plans. The remeasurement was due to lump sum payments exceeding service and interest costs for this plan.

Note 13 - Other Postretirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s other postretirement benefit plans. The amounts for the three months ended March 31, 2018 are based on calculations prepared by the Company's actuaries and represent the Company’s best estimate of the respective period’s proportionate share of the amounts to be recorded for the year ending December 31, 2018.

	Three Months Ended March 31,
	2018	2017
Components of net periodic benefit cost:
Interest cost	$1.8	$2.3
Expected return on plan assets	(0.9)	(1.4)
Amortization of prior service credit	(0.4)	(0.2)
Net periodic benefit cost	$0.5	$0.7

Note 14 - Income Taxes

The Company's provision for income taxes in interim periods is computed by applying the estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded during the period(s) in which they occur.

	Three Months Ended March 31,
	2018	2017
Provision for income taxes	$28.3	$15.5
Effective tax rate	26.0%	28.9%

The income tax expense for the three months of 2018 was calculated using the forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the projected mix of earnings in international jurisdictions with relatively higher tax rates, losses in jurisdictions with no tax benefit due to valuation allowances and U.S. state and local income taxes.

The effective tax rate for the three months ended March 31, 2018 is 26.0%. The reduction in the effective tax rate as compared with the prior year period primarily reflects the net benefits of U.S. Tax Reform, which reduced the U.S. statutory rate from 35% to 21% beginning in 2018 and made other changes to the U.S. federal income tax laws affecting both domestic and foreign income.

U.S. Tax Reform was enacted on December 22, 2017 and reduced the U.S. federal corporate rate from 35% to 21%. It requires companies to pay a one-time net charge related to the taxation of unremitted foreign earnings and creates new taxes, including a tax on certain foreign sourced earnings known as the global intangible low-taxed income (“GILTI”) tax. Also on December 22, 2017, SEC Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of U.S. Tax Reform. In accordance with SAB 118, the accounting for the tax effects of U.S. Tax Reform is not complete as of March 31, 2018; however, reasonable estimates have been made.

Provisional estimates of $25.2 million for the one-time net charge related to the taxation of unremitted foreign earnings and $10.1 million related to the remeasurement of U.S. deferred tax balances to reflect the new U.S. corporate income tax rate were recognized as components of income tax expense as of December 31, 2017. Reasonable estimates were also been made for the effects of other provisions of U.S. Tax Reform, but they do not have a material impact on the Company's consolidated financial statements. No changes have been made to these provisional estimates during the three months ended March 31, 2018. Additional information and analysis of U.S. Tax Reform is still needed to prepare a more detailed analysis of the Company’s deferred tax assets and liabilities, as well as historical foreign earnings and profits and potential correlative adjustments. Any subsequent adjustments to the Company's provisional estimates will be recorded to current tax expense in the quarter of 2018 when further analysis is complete. These changes could be material to income tax expense.

A provisional estimate for the GILTI provisions was not recognized as a component of income tax expense as of December 31, 2017 as the Company had not completed its assessment or made an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to record it as a period cost if and when incurred. At March 31, 2018, given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and determining projections of future taxable income that is subject to the GILTI provisions. The Company has included GILTI related to current-year operations only in the forecasted annual effective tax rate and has not provided additional GILTI as a deferred amount.

No additional income tax provision has been made on any remaining undistributed foreign earnings not subject to the one-time net charge related to the taxation of unremitted foreign earnings or any additional outside basis difference as these amounts continue to be indefinitely reinvested in foreign operations. The Company is still evaluating whether to change its indefinite reinvestment assertion in light of U.S. Tax Reform and considers this conclusion to be incomplete. If the Company subsequently changes its assertion, it will account for the change in the quarter when the analysis is complete.

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

The following tables present the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$104.5	$103.3	$1.2	$—
Cash and cash equivalents measured at net asset value	11.9
Restricted cash	3.9	3.9	—	—
Short-term investments	13.3	—	13.3	—
Short-term investments measured at net asset value	0.2
Foreign currency hedges	2.5	—	2.5	—
Total Assets	$136.3	$107.2	$17.0	$—
Liabilities:
Foreign currency hedges	$11.7	$—	$11.7	$—
Total Liabilities	$11.7	$—	$11.7	$—

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$108.5	$107.3	$1.2	$—
Cash and cash equivalents measured at net asset value	13.1
Restricted cash	3.8	3.8	—	—
Short-term investments	16.2	—	16.2	—
Short-term investments measured at net asset value	0.2
Foreign currency hedges	1.3	—	1.3	—
Total Assets	$143.1	$111.1	$18.7	$—
Liabilities:
Foreign currency hedges	$7.1	$—	$7.1	$—
Total Liabilities	$7.1	$—	$7.1	$—

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
No material assets were measured at fair value on a nonrecurring basis during the three months ended March 31, 2018 and 2017, respectively.

Financial Instruments:
The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable and short-term borrowings are a reasonable estimate of their fair value. Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company's long-term variable-rate debt is a reasonable estimate of its fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $704.5 million and $720.3 million at March 31, 2018 and December 31, 2017, respectively. The carrying value of this debt was $687.2 million and $682.4 million at March 31, 2018 and December 31, 2017, respectively. The fair value of long-term fixed-rate debt was measured using Level 2 inputs.

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

The Company does not purchase or hold any derivative financial instruments for trading purposes. As of March 31, 2018 and December 31, 2017, the Company had $412.2 million and $386.9 million, respectively, of outstanding foreign currency forward contracts at notional value. Refer to Note 15 - Fair Value for the fair value disclosure of derivative financial instruments.

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

The maximum length of time over which the Company hedges its exposure to the variability in future cash flows for forecast transactions is generally eighteen months or less.

Purpose for Derivative Instruments not designated as Hedging Instruments:

For derivative instruments that are not designated as hedging instruments, the instruments are typically forward contracts. In general, the practice is to reduce volatility by selectively hedging transaction exposures including intercompany loans, accounts payable and accounts receivable. Intercompany loans between entities with different functional currencies typically are hedged with a forward contract at the inception of the loan with a maturity date corresponding to the maturity of the loan. The revaluation of these contracts, as well as the revaluation of the underlying balance sheet items, is recorded directly to the income statement so the adjustment generally offsets the revaluation of the underlying balance sheet items to protect cash payments and reduce income statement volatility.

The following table presents the fair value of the Company's derivative instruments at March 31, 2018 and December 31, 2017. Those balances are presented within "Other non-current assets" and "Other non-current liabilities" in the Consolidated Balance Sheets.

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments:	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Foreign currency forward contracts	$0.9	$0.5	$1.5	$2.1

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	1.6	0.8	10.2	5.0
Total Derivatives	$2.5	$1.3	$11.7	$7.1

The following tables present the impact of derivative instruments for the three months ended March 31, 2018 and 2017, respectively, and their location within the Consolidated Statements of Income:

	Amount of loss recognized in Other Comprehensive Loss
	Three Months Ended March 31,
Derivatives in cash flow hedging relationships:	2018	2017
Foreign currency forward contracts	$(0.4)	$(1.1)

		Amount of gain or (loss) reclassified from Accumulated Other Comprehensive Loss into income (effective portion)
		Three Months Ended March 31,
Derivatives in cash flow hedging relationships:	Location of gain or (loss) recognized in income	2018	2017
Foreign currency forward contracts	Cost of products sold	$(1.2)	$0.3
Interest rate swaps	Interest expense	(0.2)	(0.1)
Total		$(1.4)	$0.2

		Amount of loss recognized in income
		Three Months Ended March 31,
Derivatives not designated as hedging instruments:	Location of loss recognized in income	2018	2017
Foreign currency forward contracts	Other income (expense), net	$(4.4)	$(1.2)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Overview
Introduction:

The Timken Company engineers, manufactures and markets bearings, transmissions, gearboxes, belts, chain, lubrication systems, couplings, industrial clutches and brakes and related products. The Company also offers a variety of power system rebuild and repair services. The Company’s growing product and services portfolio features many strong industrial brands, such as Timken®, Fafnir®, Philadelphia Gear®, Drives®, Lovejoy® and Groeneveld®. Timken applies its deep knowledge of metallurgy, friction management and mechanical power transmission across the broad spectrum of bearings and related systems to improve the reliability and efficiency of machinery and equipment all around the world. Known for its quality products and collaborative technical sales model, Timken focuses on providing value to diverse markets worldwide through both OEMs and aftermarket channels. With more than 15,000 people operating in 33 countries, Timken makes the world more productive and keeps industry in motion. The Company operates under two reportable segments: (1) Mobile Industries and (2) Process Industries. The following further describes these business segments:

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

Deploying Capital to Drive Shareholder Value. The Company is intently focused on providing the highest returns for shareholders through its capital allocation framework, which includes: (1) investing in the core business through capital expenditures, research and development and organic growth initiatives; (2) pursuing strategic acquisitions to broaden its portfolio and capabilities, with a focus on bearings, adjacent power transmission products and related services; and (3) returning capital to shareholders through dividends and share repurchases. As part of this framework, the Company may also restructure, reposition or divest underperforming product lines or assets.

Overview:

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Net sales	$883.1	$703.8	$179.3	25.5%
Net income	80.5	38.1	42.4	111.3%
Net income attributable to noncontrolling interest	0.3	(0.1)	0.4	(400.0)%
Net income attributable to The Timken Company	80.2	38.2	42.0	109.9%
Diluted earnings per share	$1.02	$0.48	$0.54	112.5%
Average number of shares – diluted	79,013,185	78,893,954	—	0.2%
The increase in net sales was primarily due to higher organic revenue driven by improved end-market demand, the benefit of acquisitions and the favorable impact of foreign currency exchange rate changes. The increase in net income for the first quarter of 2018 compared with the first quarter of 2017 was primarily due to improved performance across the business. The improvement in business performance was driven by the impact of higher volume, favorable price/mix and manufacturing performance, the benefit of acquisitions, lower net actuarial losses from the remeasurement of pension and other postretirement assets and obligations ("mark-to-market charges") and the impact of a lower income tax rate. These factors were partially offset by higher SG&A expenses, and logistics costs.

Outlook:
The Company expects 2018 full-year sales to increase approximately 17% compared with 2017 primarily due to increased demand across most end-market sectors, the benefit of acquisitions and the favorable impact of foreign currency exchange rate changes. The Company's earnings are expected to be higher in 2018 compared with 2017, primarily due to the impact of higher volume, favorable price/mix, improved manufacturing performance, the benefit of acquisitions, the favorable impact of foreign currency exchange rate changes, and the impact of lower mark to market changes, partially offset by higher SG&A expenses, higher material and logistics costs, and the impact of a higher income tax rate (inclusive of discrete items). Current year mark-to-market charges are not accounted for in the 2018 outlook because the amount will not be known until incurred.

The Company expects to generate operating cash of approximately $370 million in 2018, an increase from 2017 of approximately $133 million or 56%. The Company expects capital expenditures to be approximately 3.5% of sales in 2018, which is consistent actual results in 2017.

The Statement of Income

Sales:

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Net Sales	$883.1	$703.8	$179.3	25.5%
Net sales increased for the first quarter of 2018 compared with the first quarter of 2017, primarily due to higher organic revenue of $108 million, the benefit of acquisitions of $47 million and the favorable impact of foreign currency exchange rate changes of $24 million. The increase in organic revenue was driven by higher demand across most of the Company's end-market sectors led by industrial distribution and off-highway.

Gross Profit:

	Three Months Ended March 31,
	2018	2017	$ Change	Change
Gross profit	$264.9	$182.2	$82.7	45.4%
Gross profit % to net sales	30.0%	25.9%	—	410	bps
Gross profit increased in the first quarter of 2018 compared with the first quarter of 2017, primarily due to the impact of higher volume of $37 million, the benefit of acquisitions of $21 million, favorable price/mix of $18 million, favorable manufacturing performance of $9 million and foreign currency exchange rate changes. These factors were partially offset by higher material and logistics costs of $9 million.

Selling, General and Administrative Expenses:

	Three Months Ended March 31,
	2018	2017	$ Change	Change
Selling, general and administrative expenses	$148.6	$117.6	$31.0	26.4%
Selling, general and administrative expenses % to net sales	16.8%	16.7%	—	10	bps
The increase in SG&A expenses in the first quarter of 2018 compared with the first quarter of 2017 was primarily due to the impact of acquisitions of $13 million, higher incentive compensation expenses and other increases to support the current business level, as well as the unfavorable impact of foreign currency exchange rate changes.

Impairment and Restructuring:

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Severance and related benefit costs	$0.2	$1.2	$(1.0)	(83.3)%
Exit costs	—	0.5	(0.5)	(100.0)%
Total	$0.2	$1.7	$(1.5)	(88.2)%

Interest Income and Expense:

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Interest expense	$(10.0)	$(7.9)	$(2.1)	26.6%
Interest income	$0.4	$0.6	$(0.2)	(33.3)%
The increase in interest expense in the first quarter of 2018 compared with the first quarter of 2017 was primarily due to an increase in outstanding debt to fund the Groeneveld acquisition in the second half of 2017 and other cash needs.

Other Income (Expense):

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Other income (expense), net	$2.3	$(2.0)	$4.3	(215.0)%

The increase in other income (expense) for the first quarter of 2018 compared to the first quarter of 2017 was primarily due to the impact of mark-to-market charges in the first quarter of 2017 that did not reoccur in 2018. The mark-to-market charges were required in the first quarter of 2017 as a result of lump sum payments to new retirees exceeding service and interest costs for one of the Company's U.S. defined benefit pension plans.

Income Tax Expense:

	Three Months Ended March 31,
	2018	2017	$ Change	Change
Income tax expense	$28.3	$15.5	$12.8	82.6%
Effective tax rate	26.0%	28.9%	—	(290) bps
Income tax expense increased $12.8 million for the first quarter of 2018 compared with the first quarter of 2017 primarily due to a 19.3 million increase in pre-tax earnings, partially offset by the net benefits of U.S. Tax Reform, which reduced the U.S. statutory rate from 35% to 21% beginning in 2018 and made other changes to the U.S. federal income tax laws affecting both domestic and foreign income.

Refer to Note 14 - Income Taxes to the Notes to the Consolidated Financial Statements for more information on the computation of the income tax expense in interim periods.

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

The presentation of segment results below includes a reconciliation of the changes in net sales for each segment reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions completed in 2017 and foreign currency exchange rate changes. The effects of acquisitions and foreign currency exchange rate changes on net sales are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period.

The following items highlight the Company's acquisitions completed in 2017 by segment based on the customers and underlying markets served:

•	The Company acquired Groeneveld during the third quarter of 2017. Substantially all of the results for Groeneveld are reported in the Mobile Industries segment.

•
The Company acquired Torsion Control Products and PT Tech during the second quarter of 2017. Substantially all of the results for Torsion Control Products are reported in the Mobile Industries segment. Results for PT Tech are reported in the Mobile Industries and Process Industries segments.

Mobile Industries Segment:

	Three Months Ended March 31,
	2018	2017	$ Change	Change
Net sales	$488.5	$383.0	$105.5	27.5%
EBIT	$51.1	$32.6	$18.5	56.7%
EBIT margin	10.5%	8.5%	—	200	bps

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Net sales	$488.5	$383.0	$105.5	27.5%
Less: Acquisitions	43.1	—	43.1	NM
Currency	11.2	—	11.2	NM
Net sales, excluding the impact of acquisitions and currency	$434.2	$383.0	$51.2	13.4%
The Mobile Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, increased $51.2 million or 13.4% in the first quarter of 2018 compared with the first quarter of 2017, reflecting organic growth in the off-highway, heavy truck and rail sectors. EBIT increased by $18.5 million or 56.7% in the first quarter of 2018 compared with the first quarter of 2017, primarily due to higher volume of $17 million, the benefit of acquisitions of $7 million, favorable price/mix and manufacturing performance and lower restructuring charges. These factors were offset partially by increased SG&A expenses of $7 million and higher material and logistics costs.
Full-year sales for the Mobile Industries segment are expected to be up approximately 17% in 2018 compared with 2017. This reflects expected growth across most end-market sectors, led by off-highway, heavy truck, rail and automotive sectors, as well as the benefit of acquisitions and the favorable impact of foreign currency exchange rate changes. EBIT for the Mobile Industries segment is expected to increase in 2018 compared with 2017 primarily due to the impact of higher volume, improved manufacturing performance, the impact of acquisitions and favorable price/mix, partially offset by higher SG&A expenses and higher material and logistics costs.

Process Industries Segment:

	Three Months Ended March 31,
	2018	2017	$ Change	Change
Net sales	$394.6	$320.8	$73.8	23.0%
EBIT	$81.6	$44.1	$37.5	85.0%
EBIT margin	20.7%	13.7%	—	700	bps

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
Net sales	$394.6	$320.8	$73.8	23.0%
Less: Acquisitions	4.0	—	4.0	NM
Currency	13.3	—	13.3	NM
Net sales, excluding the impact of acquisitions and currency	$377.3	$320.8	$56.5	17.6%
The Process Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, increased $56.5 million or 17.6% in the first quarter of 2018 compared with the first quarter of 2017. The increase was primarily driven by increased demand across the industrial sectors, including distribution, original equipment and services. EBIT increased $37.5 million or 85.0% in the first quarter of 2018 compared with the first quarter of 2017 primarily due to the impact of higher volume of $21 million, favorable price/mix of $17 million and improved manufacturing performance of $7 million. These factors were partially offset by higher SG&A expenses of $6 million and higher logistics costs.
Full-year sales for the Process Industries segment are expected to be up approximately 17% in 2018 compared with 2017. This reflects expected growth across most industrial sectors, including distribution, original equipment and services, as well as the favorable impact of foreign currency exchange rate changes. EBIT for the Process Industries segment is expected to increase in 2018 compared with 2017 primarily due to the impact of higher volume, favorable price/mix and manufacturing performance, and the favorable impact of foreign currency exchange rate changes, partially offset by higher SG&A expenses and higher material and logistics costs.

Corporate:

	Three Months Ended March 31,
	2018	2017	$ Change	Change
Corporate expenses	$14.3	$15.8	$(1.5)	(9.5%)
Corporate expenses % to net sales	1.6%	2.2%	—	(60) bps

The Balance Sheet

The following discussion is a comparison of the Consolidated Balance Sheets at March 31, 2018 and December 31, 2017.

Current Assets:

	March 31, 2018	December 31, 2017	$ Change	% Change
Cash and cash equivalents	$116.4	$121.6	$(5.2)	(4.3)%
Restricted cash	3.9	3.8	0.1	2.6%
Accounts receivable, net	535.1	524.9	10.2	1.9%
Contract assets	111.4	—	111.4	NM
Inventories, net	776.8	738.9	37.9	5.1%
Deferred charges and prepaid expenses	29.2	29.7	(0.5)	(1.7)%
Other current assets	73.0	81.2	(8.2)	(10.1)%
Total current assets	$1,645.8	$1,500.1	$145.7	9.7%
Refer to the "Cash Flows" section for discussion on the change in Cash and cash equivalents. Accounts receivable increased primarily due to higher sales in March 2018 compared to December 2017 and the impact of foreign currency exchange rate changes, partially offset by the reclassification of revenue recognized in excess of billings to contract assets under the new revenue standard.
Contract assets increased due to the adoption of the new revenue standard, including the reclassification of revenue recognized in excess of billings of $67.3 million at December 31, 2017 from accounts receivable. Refer to Note 2 - Significant Accounting Policies for additional information. Inventories increased to meet higher demand and the impact of foreign currency exchange rate changes. Other current assets decreased primarily due to a decrease in receivables for income taxes in the U.S.

Property, Plant and Equipment, Net:

	March 31, 2018	December 31, 2017	$ Change	% Change
Property, plant and equipment	$2,432.9	$2,405.6	$27.3	1.1%
Less: accumulated depreciation	(1,567.5)	(1,541.4)	(26.1)	1.7%
Property, plant and equipment, net	$865.4	$864.2	$1.2	0.1%
The increase in net property, plant and equipment in the first three months of 2018 was primarily due to capital expenditures of $17 million and the impact of foreign currency exchange rate changes of $10 million, partially offset by current-year depreciation of $25 million.

Other Assets:

	March 31, 2018	December 31, 2017	$ Change	% Change
Goodwill	$515.9	$511.8	$4.1	0.8%
Non-current pension assets	23.9	19.7	4.2	21.3%
Other intangible assets	414.6	420.6	(6.0)	(1.4)%
Deferred income taxes	58.0	61.0	(3.0)	(4.9)%
Other non-current assets	25.9	25.0	0.9	3.6%
Total other assets	$1,038.3	$1,038.1	$0.2	—%
The decrease in other intangible assets was primarily due to current-year amortization of $11 million, partially offset by the impact of foreign currency exchange rate changes.

Current Liabilities:

	March 31, 2018	December 31, 2017	$ Change	% Change
Short-term debt	$167.1	$105.4	$61.7	58.5%
Current portion of long-term debt	2.7	2.7	—	—%
Accounts payable	266.6	265.2	1.4	0.5%
Salaries, wages and benefits	96.8	127.9	(31.1)	(24.3)%
Income taxes payable	12.2	9.8	2.4	24.5%
Other current liabilities	156.9	160.7	(3.8)	(2.4)%
Total current liabilities	$702.3	$671.7	$30.6	4.6%
The increase in short-term debt was primarily due to higher borrowings of $36 million under the Company's Accounts Receivable Facility and higher borrowings of $26 million under foreign lines of credit to fund operating and other cash needs. The decrease in accrued salaries, wages and benefits was primarily due to payments for 2017 performance-based compensation exceeding accruals for 2018 performance-based compensation expense by $31 million.

Non-Current Liabilities:

	March 31, 2018	December 31, 2017	$ Change	% Change
Long-term debt	$896.5	$854.2	$42.3	5.0%
Accrued pension cost	168.5	167.3	1.2	0.7%
Accrued postretirement benefits cost	122.5	122.6	(0.1)	(0.1)%
Deferred income taxes	44.0	44.0	—	—%
Other non-current liabilities	72.9	67.7	5.2	7.7%
Total non-current liabilities	$1,304.4	$1,255.8	$48.6	3.9%
The increase in long-term debt was primarily due to increased borrowings of $34 million under the Company's Senior Credit Facility to fund operating and other cash needs and the impact of foreign currency exchange rate changes.

Shareholders’ Equity:

	March 31, 2018	December 31, 2017	$ Change	% Change
Common shares	$954.6	$956.9	$(2.3)	(0.2)%
Earnings invested in the business	1,475.9	1,408.4	67.5	4.8%
Accumulated other comprehensive loss	(29.2)	(38.3)	9.1	(23.8)%
Treasury shares	(890.4)	(884.3)	(6.1)	0.7%
Noncontrolling interest	31.9	32.2	(0.3)	(0.9)%
Total shareholders’ equity	$1,542.8	$1,474.9	$67.9	4.6%
Earnings invested in the business in the first three months of 2018 increased by net income attributable to the Company of $80.2 million and the impact of the adoption of the new revenue standard of $7.7 million, partially offset by dividends declared of $21.1 million.
The decrease in accumulated other comprehensive loss was primarily due to foreign currency adjustments of $9.0 million. See "Other Matters - Foreign Currency" for further discussion regarding the impact of foreign currency translation.
The increase in treasury shares was primarily due the Company's purchase of 501,703 of its common shares for $23 million, partially offset by $17 million of net shares issued for stock compensation plans during the first three months of 2018.

Cash Flows

	Three Months Ended March 31,
	2018	2017	$ Change
Net cash (used in) provided by operating activities	$(44.3)	$46.7	$(91.0)
Net cash used in investing activities	(14.0)	(26.9)	12.9
Net cash provided by (used in) financing activities	52.3	(42.9)	95.2
Effect of exchange rate changes on cash	0.9	3.9	(3.0)
Decrease in cash, cash equivalents and restricted cash	$(5.1)	$(19.2)	$14.1

Operating Activities:
Operating activities used net cash of $44.3 million in the first three months of 2018, compared with $46.7 million of net cash provided in the first three months of 2017. The decrease was primarily due to an increase in cash used for working capital items of $141.8 million, partially offset by higher net income of $42 million. Refer to the table below for additional detail of the impact of each line on net cash provided by (used in) operating activities.

The following table displays the impact of working capital items on cash during the first three months of 2018 and 2017, respectively:

	Three Months Ended March 31,
	2018	2017	$ Change
Cash Provided (Used):
Accounts receivable	$(72.1)	$(50.3)	$(21.8)
Contact assets	(11.5)	—	(11.5)
Inventories	(53.8)	(6.5)	(47.3)
Trade accounts payable	(2.3)	48.6	(50.9)
Other accrued expenses	(38.7)	(28.4)	(10.3)
Cash used in working capital items	$(178.4)	$(36.6)	$(141.8)

Investing Activities:
Net cash used in investing activities of $14.0 million in the first three months of 2018 decreased $12.9 million from the same period in 2017 primarily due to a net increase of $10.5 million for investments in short-term marketable securities.

Financing Activities:
Net cash provided by financing activities was $52.3 million in the first three months of 2018 compared with $42.9 million of net cash used in financing activities in the first three months of 2017. The increase in cash provided by financing activities was primarily due to an increase in net borrowings of $116.1 million, primarily required to fund working capital requirements, partially offset by an increase in cash used in share repurchases of $14.6 million and a reduction in proceeds from stock option activity of $8.2 million during the first three months of 2018 compared with the first three months of 2017.

Liquidity and Capital Resources:

Reconciliation of total debt to net debt and the ratio of net debt to capital:

Net Debt:

	March 31, 2018	December 31, 2017
Short-term debt	$167.1	$105.4
Current portion of long-term debt	2.7	2.7
Long-term debt	896.5	854.2
Total debt	$1,066.3	$962.3
Less: Cash and cash equivalents	116.4	121.6
Restricted cash	3.9	3.8
Net debt	$946.0	$836.9

Ratio of Net Debt to Capital:

	March 31, 2018	December 31, 2017
Net debt	$946.0	$836.9
Total equity	1,542.8	1,474.9
Net debt plus total equity (capital)	$2,488.8	$2,311.8
Ratio of net debt to capital	38.0%	36.2%

The Company presents net debt because it believes net debt is more representative of the Company's financial position than total debt due to the amount of cash and cash equivalents held by the Company.

At March 31, 2018, $111.1 million of the Company's $116.4 million of cash and cash equivalents resided in jurisdictions outside the U.S. It is the Company's practice to use available cash in the U.S. to pay down its Senior Credit Facility or Accounts Receivable Facility in order to minimize total interest expense. Repatriation of non-U.S. cash could be subject to taxes and some portion may be subject to governmental restrictions. Part of the Company's strategy is to grow in attractive market sectors, many of which are outside the U.S. This strategy includes making investments in facilities, equipment and potential new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments where feasible.

The Company expects that any cash requirements in excess of cash on hand and cash generated from operating activities will be met by the committed funds available under its Accounts Receivable Facility and the Senior Credit Facility. Management believes it has sufficient liquidity to meet its obligations through at least the term of the Senior Credit Facility.

The Company has a $100 million Accounts Receivable Facility, which matures on November 30, 2018. The Company currently expects to refinance the facility prior to its maturity. The Accounts Receivable Facility is subject to certain borrowing base limitations and is secured by certain domestic accounts receivable of the Company. Borrowings under the Accounts Receivable Facility was not reduced by any such borrowing base limitations at March 31, 2018. As of March 31, 2018, the Company had $98.9 million in outstanding borrowings, which reduced the availability under the facility to $1.1 million. The interest rate on the Accounts Receivable Facility is variable and was 2.47% as of March 31, 2018, which reflects the prevailing commercial paper rate plus facility fees.

The Company has a $500 million Senior Credit Facility, which matures on June 19, 2020. At March 31, 2018, the Senior Credit Facility had outstanding borrowings of $86.3 million, which reduced the availability to $413.7 million. The Senior Credit Facility has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0. As of March 31, 2018, the Company's consolidated leverage ratio was 1.97 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0. As of March 31, 2018, the Company's consolidated interest coverage ratio was 14.53 to 1.0.

The interest rate under the Senior Credit Facility is variable and represents a blended U.S. Dollar and Euro rate with a spread based on the Company's debt rating and outstanding borrowings. This blended rate was 1.65% as of March 31, 2018. In addition, the Company pays a facility fee based on the consolidated leverage ratio multiplied by the aggregate commitments of all of the lenders under the Senior Credit Facility.

Other sources of liquidity include short-term lines of credit for certain of the Company's foreign subsidiaries, which provide for borrowings of up to approximately $310.8 million. Most of these credit lines are uncommitted. At March 31, 2018, the Company had borrowings outstanding of $68.2 million and bank guarantees of $0.1 million, which reduced the aggregate availability under these facilities to $242.5 million.

On September 7, 2017, the Company issued the 2027 Notes in the aggregate principal amount of €150 million. On September 18, 2017, the Company entered into a €100 million 2020 Term Loan. Proceeds from the 2027 Notes and 2020 Term Loan were used to repay amounts drawn from the Senior Credit Facility to fund the Groeneveld acquisition. Refer to Note 5 - Financing Arrangements for additional information.

At March 31, 2018, the Company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements. The Company expects to remain in compliance with its debt covenants. However, the Company may need to limit its borrowings under the Senior Credit Facility or other facilities in order to remain in compliance. As of March 31, 2018, the Company could have borrowed the full amounts available under the Senior Credit Facility and Accounts Receivable Facility and still would have been in compliance with its debt covenants.

The Company expects cash from operations of approximately $370 million in 2018, an increase from 2017 of approximately $133 million or 56%. The Company expects capital expenditures to be approximately 3.5% of net sales in 2018, which is consistent actual results in 2017.

Financing Obligations and Other Commitments:
During the first three months of 2018, the Company made cash contributions of $5 million to its global defined benefit pension plans and $1 million to its other postretirement benefit plans. The Company currently expects to make contributions to its global defined benefit pension plans totaling approximately $10 million in 2018. The Company also expects to make payments of approximately $5 million to its other postretirement benefit plans in 2018. Excluding mark-to-market charges, the Company expects slightly lower pension expense. Mark-to-market charges are not accounted for in the 2018 outlook because the amount will not be known until incurred.

The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.

Critical Accounting Policies and Estimates:
The Company's financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company reviews its critical accounting policies throughout the year. The Company has concluded that there have been no significant changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2017, during the three months ended March 31, 2018 other than the change in accounting principles described below.

Effective January 1, 2018, the Company adopted the new revenue standard. Prior to the adoption of the new revenue standard, the Company generally recognized revenue when title passed to the customer. This occurred at the shipping point except for goods sold by certain foreign entities and certain exported goods, where title passed when the goods reached their destination. The Company also recognized a portion of its revenues on the percentage-of-completion method measured on the cost-to-cost basis.

Under the new revenue standard, the Company recognizes revenue when performance obligations are satisfied under the terms of a contract with the customer. Approximately 9% of 2018 net sales is recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized as of a point in time when products are shipped from the Company's manufacturing facilities or at a later point in time when control of the products transfers to the customer. As a result of control transferring over time for these products and services, revenue is recognized based on progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. The Company has elected to use the cost-to-cost input measure of progress for its contracts because it best depicts the transfer of goods or services to the customer based on incurring costs on the contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred.

The amount of consideration that the Company expects to be entitled in exchange for its goods and services is not generally subject to significant variations. However, the Company does offer certain customers rebates, prompt payment discounts, end-user discounts, the right to return eligible products, and/or other forms of variable consideration.  The Company estimates this variable consideration using the expected value amount, which is based on historical experience. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company adjusts its estimate of revenue at the earlier of when the amount of consideration the Company expects to receive changes or when the consideration becomes fixed.

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

For the three months ended March 31, 2018, the Company recorded positive foreign currency translation adjustments of $9.0 million that increased shareholders' equity, compared with positive foreign currency translation adjustments of $17.8 million that increased shareholders' equity for the three months ended March 31, 2017. The foreign currency translation adjustments for the three months ended March 31, 2018 were positively impacted by the weakening of the U.S. dollar relative to other foreign currencies, including the Chinese Yuan, Romanian Leu and British Pound.

Foreign currency exchange losses resulting from transactions included in the Company's operating results for the first quarter of 2018 were $1.2 million, compared with losses of $0.4 million during the first quarter of 2017.

Forward-Looking Statements

Certain statements set forth in this Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 that are not historical in nature (including the Company's forecasts, beliefs and expectations) are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management's Discussion and Analysis contains numerous forward-looking statements. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “outlook,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. The Company cautions readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of the Company due to a variety of factors, such as:

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

•	the impact on the Company's pension obligations due to changes in interest rates, investment performance and other tactics designed to reduce risk;

•	the actual impact of U.S. Tax Reform on the full-year 2018 global effective tax rate;

•	retention of CDSOA distributions; and

•	those items identified under Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q. Furthermore, a discussion of market risk exposures is included in Part II, Item 7A. Quantitative and Qualitative Disclosure about Market Risk, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes in reported market risk since the inclusion of this discussion in the Company’s Annual Report on Form 10-K referenced above.

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

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, included a detailed discussion of our risk factors. There have been no material changes to the risk factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Common Shares

The following table provides information about purchases by the Company of its common shares during the quarter ended March 31, 2018.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
1/1/18 - 1/31/18	17,380	$52.53	1,703	9,070,297
2/1/18 - 2/28/18	288,906	45.52	210,000	8,860,297
3/1/18 - 3/31/18	290,587	44.93	290,000	8,570,297
Total	596,873	$45.44	501,703

(1)
Of the shares purchased in January, February and March, 15,677, 78,906 and 587, respectively, represent common shares of the Company that were owned and tendered by employees to exercise stock options and to satisfy withholding obligations in connection with the exercise of stock options and vesting of restricted shares.

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

Item 6. Exhibits

10.1	Form of Nonqualifed Stock Option Agreement, as adopted February 8, 2018.

10.2	Form of Time-Based Restricted Stock Unit Agreement, as adopted February 8, 2018.

10.3	Form of Performance-Based Restricted Stock Unit Agreement, as adopted February 8, 2018.

10.4	Form of Deferred Shares Agreement (three year cliff vesting), as adopted February 8, 2018.

10.5	Form of Deferred Shares Agreement (five year cliff vesting), as adopted February 8, 2018.

10.6	Form of Time-Based Restricted Stock Unit Agreement for Nonemployee Directors (annual grant), as adopted February 8, 2018.

10.7	Form of Time-Based Restricted Stock Unit Agreement for Nonemployee Directors (new member grant), as adopted February 8, 2018.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Richard G. Kyle, President and Chief Executive Officer (principal executive officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101
Financial statements from the quarterly report on Form 10-Q of The Timken Company for the quarter ended March 31, 2018, filed on May 1, 2018, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY
Date: May 1, 2018	By: /s/ Richard G. Kyle
Richard G. Kyle President and Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2018	By: /s/ Philip D. Fracassa
Philip D. Fracassa Executive Vice President and Chief Financial Officer (Principal Financial Officer)