Form 10-Q
period 2018-06-30
TIMKEN CO
filed 2018-07-31
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

Class	Outstanding at June 30, 2018
Common Shares, without par value	77,107,246 shares

THE TIMKEN COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE TIMKEN COMPANY AND SUBSIDIARIES

Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(Dollars in millions, except per share data)
Net sales	$906.3	$750.6	$1,789.4	$1,454.4
Cost of products sold	638.9	549.5	1,257.1	1,071.1
Gross Profit	267.4	201.1	532.3	383.3
Selling, general and administrative expenses	141.8	123.9	290.4	241.5
Impairment and restructuring charges	0.3	0.8	0.5	2.5
Operating Income	125.3	76.4	241.4	139.3
Interest expense	(10.7)	(8.5)	(20.7)	(16.4)
Interest income	0.5	0.7	0.9	1.3
Other income, net	7.0	5.3	9.3	3.3
Income Before Income Taxes	122.1	73.9	230.9	127.5
Provision (benefit) for income taxes	30.2	(8.1)	58.5	7.4
Net Income	91.9	82.0	172.4	120.1
Less: Net income (loss) attributable to noncontrolling interest	0.9	(0.5)	1.2	(0.6)
Net Income Attributable to The Timken Company	$91.0	$82.5	$171.2	$120.7
Net Income per Common Share Attributable to The Timken Company Common Shareholders
Basic earnings per share	$1.18	$1.06	$2.21	$1.55

Diluted earnings per share	$1.16	$1.04	$2.17	$1.53

Dividends per share	$0.28	$0.27	$0.55	$0.53
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(Dollars in millions)
Net Income	$91.9	$82.0	$172.4	$120.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(46.6)	11.5	(38.2)	31.9
Pension and postretirement liability adjustment	—	—	—	0.1
Change in fair value of derivative financial instruments	3.6	(1.4)	4.4	(2.2)
Other comprehensive (loss) income, net of tax	(43.0)	10.1	(33.8)	29.8
Comprehensive Income, net of tax	48.9	92.1	138.6	149.9
Less: comprehensive (loss) income attributable to noncontrolling interest	(1.4)	(1.1)	(1.7)	1.4
Comprehensive Income Attributable to The Timken Company	$50.3	$93.2	$140.3	$148.5
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	(Unaudited)
	June 30, 2018	December 31, 2017
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$145.2	$121.6
Restricted cash	1.4	3.8
Accounts receivable, less allowances (2018 – $19.1 million; 2017 – $20.3 million)	530.2	524.9
Contract assets	127.5	—
Inventories, net	777.4	738.9
Deferred charges and prepaid expenses	25.3	29.7
Other current assets	92.8	81.2
Total Current Assets	1,699.8	1,500.1
Property, Plant and Equipment, net	834.5	864.2
Other Assets
Goodwill	493.7	511.8
Non-current pension assets	26.0	19.7
Other intangible assets	389.0	420.6
Deferred income taxes	55.1	61.0
Other non-current assets	29.9	25.0
Total Other Assets	993.7	1,038.1
Total Assets	$3,528.0	$3,402.4
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$162.3	$105.4
Current portion of long-term debt	2.7	2.7
Accounts payable, trade	253.2	265.2
Salaries, wages and benefits	111.4	127.9
Income taxes payable	15.1	9.8
Other current liabilities	166.5	160.7
Total Current Liabilities	711.2	671.7
Non-Current Liabilities
Long-term debt	881.4	854.2
Accrued pension cost	165.7	167.3
Accrued postretirement benefits cost	122.2	122.6
Deferred income taxes	40.4	44.0
Other non-current liabilities	54.8	67.7
Total Non-Current Liabilities	1,264.5	1,255.8
Shareholders’ Equity
Class I and II Serial Preferred Stock, without par value:
Authorized – 10,000,000 shares each class, none issued	—	—
Common shares, without par value:
Authorized – 200,000,000 shares
Issued (including shares in treasury) (2018 – 98,375,135 shares; 2017 – 98,375,135 shares)
Stated capital	53.1	53.1
Other paid-in capital	907.2	903.8
Earnings invested in the business	1,545.3	1,408.4
Accumulated other comprehensive loss	(69.9)	(38.3)
Treasury shares at cost (2018 – 21,267,889 shares; 2017 – 20,672,133 shares)	(913.9)	(884.3)
Total Shareholders’ Equity	1,521.8	1,442.7
Noncontrolling Interest	30.5	32.2
Total Equity	1,552.3	1,474.9
Total Liabilities and Equity	$3,528.0	$3,402.4
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2018	2017
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income attributable to The Timken Company	$171.2	$120.7
Net income (loss) attributable to noncontrolling interest	1.2	(0.6)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	70.8	66.8
Loss (gain) on sale of assets	0.9	(1.1)
Deferred income tax provision	0.1	7.7
Stock-based compensation expense	17.8	10.4
Pension and other postretirement expense	1.6	9.9
Pension contributions and other postretirement benefit contributions	(8.8)	(12.2)
Changes in operating assets and liabilities:
Accounts receivable	(86.4)	(46.0)
Contract assets	(27.8)	—
Inventories	(79.9)	(38.1)
Accounts payable, trade	(8.4)	50.5
Other accrued expenses	(2.4)	2.0
Income taxes	(3.8)	(56.7)
Other, net	11.7	1.2
Net Cash Provided by Operating Activities	57.8	114.5
Investing Activities
Capital expenditures	(39.6)	(39.9)
Acquisitions, net of cash received	—	(64.1)
Proceeds from disposal of property, plant and equipment	0.2	2.5
Investments in short-term marketable securities, net	3.1	(7.1)
Other	0.3	(0.3)
Net Cash Used in Investing Activities	(36.0)	(108.9)
Financing Activities
Cash dividends paid to shareholders	(42.7)	(41.4)
Purchase of treasury shares	(49.6)	(27.0)
Proceeds from exercise of stock options	10.6	25.7
Shares surrendered for taxes	(5.0)	(9.4)
Accounts receivable facility borrowings	52.1	46.1
Accounts receivable facility payments	(18.6)	(12.1)
Proceeds from long-term debt	130.0	478.3
Payments on long-term debt	(94.2)	(186.4)
Short-term debt activity, net	26.3	6.2
Other	(1.0)	—
Net Cash Provided by Financing Activities	7.9	280.0
Effect of exchange rate changes on cash	(8.5)	10.7
Increase in Cash, Cash Equivalents and Restricted Cash	21.2	296.3
Cash, cash equivalents and restricted cash at beginning of year	125.4	151.6
Cash, Cash Equivalents and Restricted Cash at End of Period	$146.6	$447.9
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

The pricing and payment terms for non-U.S. government contracts is based on the Company's standard terms and conditions or the result of specific negotiations with each customer. The Company's standard terms and conditions require payment 30 days from the invoice date, but the timing of payment for specific negotiated terms may vary. The Company also has both prime and subcontracts in support of the provision of goods and services to the U.S. government. Certain of these contracts are subject to the Federal Acquisition Regulation ("FAR") and are priced commercially based on a competitive market. Under the payment terms of those U.S. government fixed-price contracts, the customer pays the Company performance-based payments, which are interim payments of up to 80% of the contract price for costs incurred to date based on quantifiable measures of performance or on the achievement of specified events or milestones. Because the customer retains a portion of the contract price until completion of such contracts, certain of these U.S. government fixed-price contracts result in revenue recognized in excess of billings, which is presented within "Contract assets" on the Consolidated Balance Sheet. The portion of the payments retained by the customer until final contract settlement is not considered a significant financing component because the intent is to protect the customer.

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

Prior to the adoption of the new revenue standard, the Company recognized a portion of its revenues on the percentage-of-completion method measured on the cost-to-cost basis. As of December 31, 2017, revenue recognized in excess of billings of $67.3 million related to these revenues were included in "Accounts receivable, less allowances" on the Consolidated Balance Sheet. In accordance with the new revenue standard, $82.4 million of revenue recognized in excess of billings related to these revenues are included in "Contract assets" on the Consolidated Balance Sheet at June 30, 2018.

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

Recent Accounting Pronouncements:

New Accounting Guidance Adopted:

Revenue recognition
The new revenue standard introduces a five-step revenue recognition model in which an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new revenue standard also requires disclosures sufficient to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including qualitative and quantitative disclosures about contracts with customers, significant judgments and changes in judgments and assets recognized from the costs to obtain or fulfill a contract. For further information about the Company's revenues from contracts with customers, refer to Note 11 - Revenue.
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

The tables below reflect changes to financial statement line items as a result of adopting the new revenue standard. The adoption of the new revenue standard did not have an impact on "Net cash used in operating activities" on the Consolidated Statement of Cash Flows for the six months ended June 30, 2018.

Consolidated Statement of Income for the three months ended June 30, 2018:

	Previous Accounting Method	Effect of Accounting Change	As Reported
Net sales	$899.0	$7.3	$906.3
Cost of products sold	634.5	4.4	638.9
Selling, general, and administrative expenses	141.3	0.5	141.8
Income before income taxes	119.7	2.4	122.1
Provision for income taxes	29.6	0.6	30.2
Net income	90.1	1.8	91.9
Net income attributable to The Timken Company	$89.2	$1.8	$91.0
Basic earnings per share	$1.16	$0.02	$1.18
Diluted earnings per share	$1.14	$0.02	$1.16

Consolidated Statement of Income for the six months ended June 30, 2018:

	Previous Accounting Method	Effect of Accounting Change	As Reported
Net sales	$1,778.1	$11.3	$1,789.4
Cost of products sold	1,251.0	6.1	1,257.1
Selling, general, and administrative expenses	289.3	1.1	290.4
Income before income taxes	226.8	4.1	230.9
Provision for income taxes	57.5	1.0	58.5
Net income	169.3	3.1	172.4
Net income attributable to The Timken Company	$168.1	$3.1	$171.2
Basic earnings per share	$2.17	$0.04	$2.21
Diluted earnings per share	$2.13	$0.04	$2.17

Consolidated Balance Sheet as of June 30, 2018:

	Previous Accounting Method	Effect of Accounting Change	As Reported
ASSETS
Accounts receivable, less allowances	$614.3	$(84.1)	$530.2
Contract assets	—	127.5	127.5
Inventories, net	806.4	(29.0)	777.4
Other current assets	89.4	3.4	92.8
Deferred income taxes	58.7	(3.6)	55.1
LIABILITIES
Other current liabilities	163.1	3.4	166.5
EQUITY
Earnings invested in the business	1,534.5	10.8	1,545.3

Pension and other postretirement benefits

As mentioned above, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” in March 2017. The Company adopted ASU 2017-07 on January 1, 2018 on a retrospective basis, which resulted in the reclassification of certain amounts from "Cost of products sold" and "Selling, general and administrative expenses" to "Other income (expense)" in the Consolidated Statement of Income. As a result, prior period amounts impacted have been revised accordingly.

The following tables reflect the changes to financial statement line items resulting from the adoption of ASU 2017-07:

For the three months ended June 30, 2017:

	As Previously Reported	Effect of Accounting Change	As Adjusted
Cost of products sold	$548.8	$0.7	$549.5
Selling, general, and administrative expenses	123.8	0.1	123.9
Operating income	77.2	(0.8)	76.4
Other income, net	4.5	0.8	5.3

For the six months ended June 30, 2017:

	As Previously Reported	Effect of Accounting Change	As Adjusted
Cost of products sold	$1,072.1	$(1.0)	$1,071.1
Selling, general, and administrative expenses	243.4	(1.9)	241.5
Operating income	136.4	2.9	139.3
Other income (expense), net	6.2	(2.9)	3.3

For the year ended December 31, 2017:

	As Previously Reported	Effect of Accounting Change	As Adjusted
Cost of products sold	$2,193.4	$(1.7)	$2,191.7
Selling, general, and administrative expenses	521.4	(13.1)	508.3
Operating income	284.7	14.8	299.5
Other income (expense), net	9.4	(14.8)	(5.4)

For the year ended December 31, 2016:

	As Previously Reported	Effect of Accounting Change	As Adjusted
Cost of products sold	$2,001.3	$(37.8)	$1,963.5
Selling, general, and administrative expenses	470.7	(30.5)	440.2
Pension settlement charges	1.6	(1.6)	—
Operating income	174.5	69.9	244.4
Other expense, net	(0.9)	(69.9)	(70.8)

For the year ended December 31, 2015:

	As Previously Reported	Effect of Accounting Change	As Adjusted
Cost of products sold	$2,052.8	$15.7	$2,068.5
Selling, general, and administrative expenses	457.7	26.9	484.6
Pension settlement charges	119.9	(119.9)	—
Operating income	255.9	77.3	333.2
Other expense, net	(7.5)	(77.3)	(84.8)

Other new accounting guidance adopted

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 requires that a statement of cash flows explain the change in the total of cash, cash equivalents, and restricted cash during the period. On January 1, 2018, the Company adopted the provisions of ASU 2016-18 on a retrospective basis, which resulted in the addition of restricted cash balances and movements in the Company’s Statement of Cash Flows for all periods presented. As a result, for the six months ended June 30, 2018 and 2017, restricted cash balances of $1.4 million and $2.9 million, respectively, were included in the Company's ending balance on the Statement of Cash Flows.

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

New Accounting Guidance Issued and Not Yet Adopted:
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities", which impacts both designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. ASU 2017-12 amends and clarifies the requirements to qualify for hedge accounting, removes the requirement to recognize changes in fair value from certain hedges in current earnings, and specifies the presentation of changes in fair value in the income statement for all hedging instruments. ASU 2017-12 is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including in any interim period for which financial statements have not yet been issued, but the effect of adoption is required to be reflected as of the beginning of the fiscal year of adoption. The Company currently does not expect the adoption of ASU 2017-12 to materially impact the Company's results of operations and financial condition.

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

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 was issued to increase transparency and comparability among entities by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about lease arrangements. ASU 2016-02 is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company plans to adopt the new standard on January 1, 2019 using the modified retrospective transition method and has created a cross-functional implementation team to identify all leases involved, determine which, if any, practical expedients to utilize, and perform all data gathering required. Additionally, the Company is implementing an enterprise-wide lease management system to assist in the related accounting and is evaluating additional changes to the related processes and internal controls to ensure requirements are met for reporting and disclosure purposes. While the assessment of the impact this new standard will have on the consolidated financial statements is ongoing, the Company expects to recognize a material right-to-use asset and lease liability for its operating lease commitments on the Consolidated Balance Sheet, but does not expect the new standard to have a material impact on its consolidated results of operations or cash flows.

Note 3 - Acquisitions
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

Certain measurement period adjustments were recorded in 2018, resulting in a $3.2 million reduction to Goodwill. The following table presents the purchase price allocation for the 2017 acquisitions:

	Initial Purchase Price Allocation	Adjustment	Purchase Price Allocation
Assets:
Accounts receivable, net	$27.6		$27.6
Inventories, net	29.4		29.4
Other current assets	3.3	$2.7	6.0
Property, plant and equipment, net	31.5		31.5
Goodwill	149.7	(3.2)	146.5
Other intangible assets	173.6		173.6
Other non-current assets	1.8		1.8
Total assets acquired	$416.9	$(0.5)	$416.4
Liabilities:
Accounts payable, trade	$9.5		$9.5
Salaries, wages and benefits	5.8		5.8
Other current liabilities	8.6	$(0.1)	8.5
Short-term debt	0.1		0.1
Long-term debt	2.9		2.9
Deferred income taxes	42.2	(0.7)	41.5
Other non-current liabilities	1.0	0.3	1.3
Total liabilities assumed	$70.1	$(0.5)	$69.6
Net assets acquired	$346.8	$—	$346.8

Note 4 - Inventories
The components of inventories at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
Manufacturing supplies	$30.4	$29.0
Raw materials	98.7	90.4
Work in process	264.9	245.2
Finished products	418.4	404.3
Subtotal	812.4	768.9
Allowance for obsolete and surplus inventory	(35.0)	(30.0)
Total Inventories, net	$777.4	$738.9

Inventories are valued at the lower of cost or market, with approximately 54% valued by the first-in, first-out ("FIFO") method and the remaining 46% valued by the last-in, first-out ("LIFO") method. The majority of the Company's domestic inventories are valued by the LIFO method and all of the Company's international inventories are valued by the FIFO method.

The LIFO reserves at June 30, 2018 and December 31, 2017 were $165.0 million and $167.6 million, respectively. An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation.

Note 5 - Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2018 were as follows:

	Mobile Industries	Process Industries	Total
Beginning balance	$254.3	$257.5	$511.8
Acquisitions	(3.2)	—	(3.2)
Foreign currency translation adjustments and other changes	(14.0)	(0.9)	(14.9)
Ending balance	$237.1	$256.6	$493.7

The $3.2 million reduction of goodwill from acquisitions for the Mobile Industries segment resulted from certain measurement period adjustments recorded in 2018. Refer to Note 3 - Acquisitions for further information.

The following table displays intangible assets as of June 30, 2018 and December 31, 2017:

	Balance at June 30, 2018			Balance at December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$315.0	$113.2	$201.8	$324.6	$103.0	$221.6
Technology and know-how	127.4	37.0	90.4	128.7	33.8	94.9
Trade names	7.7	4.5	3.2	8.6	4.3	4.3
Capitalized software	261.8	231.8	30.0	261.5	226.5	35.0
Other	10.1	6.2	3.9	10.3	6.2	4.1
	$722.0	$392.7	$329.3	$733.7	$373.8	$359.9
Intangible assets not subject to amortization:
Trade names	$51.0		$51.0	$52.0		$52.0
FAA air agency certificates	8.7		8.7	8.7		8.7
	$59.7		$59.7	$60.7		$60.7
Total intangible assets	$781.7	$392.7	$389.0	$794.4	$373.8	$420.6

Amortization expense for intangible assets was $21.2 million and $18.2 million for the six months ended June 30, 2018 and 2017, respectively. Amortization expense for intangible assets is projected to be $40.7 million in 2018; $35.3 million in 2019; $30.6 million in 2020; $26.7 million in 2021; and $22.6 million in 2022.

Note 6 - Financing Arrangements
Short-term debt at June 30, 2018 and December 31, 2017 was as follows:

	June 30, 2018	December 31, 2017
Variable-rate Accounts Receivable Facility with an interest rate of 2.93% at June 30, 2018 and 2.15% at December 31, 2017	$96.4	$62.9
Borrowings under variable-rate lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 0.32% to 1.10% at June 30, 2018 and 0.32% to 2.22% at December 31, 2017	65.9	42.5
Short-term debt	$162.3	$105.4

The Company has a $100 million Amended and Restated Asset Securitization Agreement ("Accounts Receivable Facility") that matures on November 30, 2018. The Company is exploring opportunities to refinance the facility prior to its maturity. Under the terms of the Accounts Receivable Facility, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly owned consolidated subsidiary that, in turn, uses the trade receivables to secure borrowings that are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the Accounts Receivable Facility may be limited by certain borrowing base limitations; however, the Accounts Receivable Facility was not reduced by any such borrowing base limitations at June 30, 2018. As of June 30, 2018, there were outstanding borrowings of $96.4 million under the Accounts Receivable Facility, which reduced the availability under this facility to $3.6 million. The cost of this facility, which is the prevailing commercial paper rate plus facility fees, is considered a financing cost and is included in "Interest expense" in the Consolidated Statements of Income. The outstanding balance under the Accounts Receivable Facility was classified as short term because the agreement matures in less than one year.

The lines of credit for certain of the Company’s foreign subsidiaries provide for short-term borrowings up to $285.5 million in the aggregate. Most of these lines of credit are uncommitted. At June 30, 2018, the Company’s foreign subsidiaries had borrowings outstanding of $65.9 million and bank guarantees of $0.5 million, which reduced the aggregate availability under these facilities to $219.1 million.

Long-term debt at June 30, 2018 and December 31, 2017 was as follows:

	June 30, 2018	December 31, 2017
Fixed-rate Medium-Term Notes, Series A, maturing at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	$154.6	$154.5
Fixed-rate Senior Unsecured Notes, maturing on September 1, 2024, with an interest rate of 3.875%	347.3	346.9
Variable-rate Senior Credit Facility with a weighted-average interest rate of 2.26% at June 30, 2018 and 1.83% at December 31, 2017	94.6	52.0
Fixed-rate Euro Senior Unsecured Notes, maturing on September 7, 2027, with an interest rate of 2.02%	174.6	179.3
Variable-rate Euro Term Loan with an interest rate of 1.13% at June 30, 2018 and December 31, 2017	109.1	119.7
Other	3.9	4.5
	884.1	856.9
Less: Current maturities	2.7	2.7
Long-term debt	$881.4	$854.2

The Company has a $500 million Amended and Restated Credit Agreement ("Senior Credit Facility"), which matures on June 19, 2020. At June 30, 2018, the Company had $94.6 million of outstanding borrowings under the Senior Credit Facility, which reduced the availability under this facility to $405.4 million. The Senior Credit Facility has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At June 30, 2018, the Company was in full compliance with both of these covenants.

On September 7, 2017, the Company issued €150 million of fixed-rate 2.02% senior unsecured notes that mature on September 7, 2027 (the "2027 Notes"). On September 18, 2017, the Company entered into a €100 million variable-rate term loan that matures on September 18, 2020 ("2020 Term Loan"). On June 14, 2018, the Company repaid €6.5 million reducing the principal balance to €93.5 million as of June 30, 2018. Proceeds from the 2027 Notes and 2020 Term Loan were used to repay amounts drawn from the Senior Credit Facility to fund the acquisition of Groeneveld, which closed on July 3, 2017. These debt instruments have two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. These covenants are similar to those in the Senior Credit Facility. At June 30, 2018, the Company was in full compliance with both of these covenants.

Note 7 - Contingencies
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

On December 28, 2004, the United States Environmental Protection Agency (“USEPA”) sent Lovejoy, Inc. ("Lovejoy") a Special Notice Letter that identified Lovejoy as a potentially responsible party, together with at least 14 other companies, at the Ellsworth Industrial Park Site, Downers Grove, DuPage County, Illinois (the “Site”). The Company acquired Lovejoy in 2016. Lovejoy’s Downers Grove property is situated within the Ellsworth Industrial Complex. The USEPA and the Illinois Environmental Protection Agency (“IEPA”) allege there have been one or more releases or threatened releases of hazardous substances, allegedly including, but not limited to, a release or threatened release on or from Lovejoy's property, at the Site. The relief sought by the USEPA and IEPA includes further investigation and potential remediation of the Site and reimbursement of response costs. Lovejoy’s allocated share of past and future costs related to the Site, including for investigation and/or remediation, could be significant. All previously pending property damage and personal injury lawsuits against Lovejoy related to the Site have been settled or dismissed.

The Company had total environmental accruals of $5.1 million and $5.0 million for various known environmental matters that are probable and reasonably estimable as of June 30, 2018 and December 31, 2017, respectively, which includes the Lovejoy matter discussed above. These accruals were recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties.

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

Product Warranties:
In addition to the contingencies above, the Company provides limited warranties on certain of its products. The following table is a rollforward of the warranty liability for the six months ended June 30, 2018 and the twelve months ended December 31, 2017:

	June 30, 2018	December 31, 2017
Beginning balance, January 1	$5.8	$6.9
Additions	1.3	2.7
Payments	(1.0)	(3.8)
Ending balance	$6.1	$5.8

The product warranty liability at June 30, 2018 and December 31, 2017 was included in "Other current liabilities" on the Consolidated Balance Sheets.

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

Note 8 - Equity

The changes in the components of equity for the six months ended June 30, 2018 were as follows:

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Earnings Invested in the Business	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non- controlling Interest
Balance at December 31, 2017	$1,474.9	$53.1	$903.8	$1,408.4	$(38.3)	$(884.3)	$32.2
Cumulative effect of the new revenue standard (net of income tax benefit of $2.6 million)	7.7			7.7
Cumulative effect of ASU 2018-02	—			0.7	(0.7)
Net income	172.4			171.2			1.2
Foreign currency translation adjustment	(38.2)				(35.3)		(2.9)
Change in fair value of derivative financial instruments, net of reclassifications	4.4				4.4
Dividends – $0.55 per share	(42.7)			(42.7)
Stock-based compensation	17.8		17.8
Stock purchased at fair market value	(49.6)					(49.6)
Stock option exercise activity	10.6		(3.1)			13.7
Restricted share activity	—		(11.3)			11.3
Shares surrendered for taxes	(5.0)					(5.0)
Balance at June 30, 2018	$1,552.3	$53.1	$907.2	$1,545.3	$(69.9)	$(913.9)	$30.5

Note 9 - Accumulated Other Comprehensive Income (Loss)

The following tables present details about components of accumulated other comprehensive loss for the three and six months ended June 30, 2018 and 2017, respectively:

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at March 31, 2018	$(26.1)	$(0.4)	$(2.7)	$(29.2)
Other comprehensive (loss) income before reclassifications and income taxes	(46.6)	—	4.4	(42.2)
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	—	0.4	0.4
Income tax benefit	—	—	(1.2)	(1.2)
Net current period other comprehensive (loss) income, net of income taxes	(46.6)	—	3.6	(43.0)
Noncontrolling interest	2.3	—	—	2.3
Net current period comprehensive (loss) income, net of income taxes and noncontrolling interest	(44.3)	—	3.6	(40.7)
Balance at June 30, 2018	$(70.4)	$(0.4)	$0.9	$(69.9)

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2017	$(35.1)	$(0.3)	$(2.9)	$(38.3)
Cumulative effect of ASU 2018-02	—	(0.1)	(0.6)	(0.7)
Balance at January 1, 2018	(35.1)	(0.4)	(3.5)	(39.0)
Other comprehensive (loss) income before reclassifications and income tax	(38.2)	—	4.0	(34.2)
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	—	1.8	1.8
Income tax benefit	—	—	(1.4)	(1.4)
Net current period other comprehensive (loss) income, net of income taxes	(38.2)	—	4.4	(33.8)
Noncontrolling interest	2.9	—	—	2.9
Net current period comprehensive (loss) income, net of income taxes, noncontrolling interest and cumulative effect of accounting change	(35.3)	(0.1)	3.8	(31.6)
Balance at June 30, 2018	$(70.4)	$(0.4)	$0.9	$(69.9)

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at March 31, 2017	$(62.0)	$1.6	$(0.4)	$(60.8)
Other comprehensive income (loss) before reclassifications and income taxes	11.5	—	(2.0)	9.5
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	0.1	(0.3)	(0.2)
Income tax expense (benefit)	—	(0.1)	0.9	0.8
Net current period other comprehensive income (loss), net of income taxes	11.5	—	(1.4)	10.1
Noncontrolling interest	0.6	—	—	0.6
Net current period comprehensive income (loss), net of income taxes and noncontrolling interest	12.1	—	(1.4)	10.7
Balance at June 30, 2017	$(49.9)	$1.6	$(1.8)	$(50.1)

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2016	$(79.8)	$1.5	$0.4	$(77.9)
Other comprehensive income (loss) before reclassifications and income taxes	31.9	—	(3.1)	28.8
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	0.2	(0.5)	(0.3)
Income tax expense (benefit)	—	(0.1)	1.4	1.3
Net current period other comprehensive income (loss), net of income taxes	31.9	0.1	(2.2)	29.8
Noncontrolling interest	(2.0)	—	—	(2.0)
Net current period comprehensive income (loss), net of income taxes and noncontrolling interest	29.9	0.1	(2.2)	27.8
Balance at June 30, 2017	$(49.9)	$1.6	$(1.8)	$(50.1)

Other comprehensive income (loss) before reclassifications and income taxes includes the effect of foreign currency.

Note 10 - Earnings Per Share

The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three and six months ended June 30, 2018 and 2017, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to The Timken Company	$91.0	$82.5	$171.2	$120.7
Less: undistributed earnings allocated to nonvested stock	—	—	—	—
Net income available to common shareholders for basic and diluted earnings per share	$91.0	$82.5	$171.2	$120.7
Denominator:
Weighted average number of shares outstanding - basic	77,360,159	77,931,576	77,544,365	77,814,438
Effect of dilutive securities:
Stock options and awards - based on the treasury stock method	1,136,139	1,097,821	1,207,586	1,129,991
Weighted average number of shares outstanding, assuming dilution of stock options and awards	78,496,298	79,029,397	78,751,951	78,944,429
Basic earnings per share	$1.18	$1.06	$2.21	$1.55
Diluted earnings per share	$1.16	$1.04	$2.17	$1.53

The exercise prices for certain stock options that the Company has awarded exceeded the average market price of the Company’s common shares during each period presented. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. The antidilutive stock options outstanding during the three months ended June 30, 2018 and 2017 were 933,465 and 465,826, respectively. During the six months ended June 30, 2018 and 2017, the antidilutive stock options outstanding were 816,684 and 556,683, respectively.

Note 11 - Revenue

The following table presents details deemed most relevant to the users of the financial statements about total revenue for the three and six months ended June 30, 2018 and 2017, respectively:

	Three Months Ended			Three Months Ended
	June 30, 2018			June 30, 2017
	Mobile	Process	Total	Mobile(1)	Process(1)	Total(1)
United States	$261.7	$190.0	$451.7	$246.9	$165.0	$411.9
Americas excluding United States	53.5	42.4	95.9	41.9	37.6	79.5
Europe / Middle East / Africa	100.3	92.4	192.7	66.5	64.9	131.4
Asia-Pacific	73.6	92.4	166.0	53.1	74.7	127.8
Net sales	$489.1	$417.2	$906.3	$408.4	$342.2	$750.6

	Six Months Ended			Six Months Ended
	June 30, 2018			June 30, 2017
	Mobile	Process	Total	Mobile(1)	Process(1)	Total(1)
United States	$519.1	$368.6	$887.7	$475.6	$327.0	$802.6
Americas excluding United States	108.7	89.1	197.8	85.2	72.5	157.7
Europe / Middle East / Africa	203.2	180.4	383.6	129.6	126.0	255.6
Asia-Pacific	146.6	173.7	320.3	101.0	137.5	238.5
Net sales	$977.6	$811.8	$1,789.4	$791.4	$663.0	$1,454.4
(1) Prior period amounts have not been adjusted under the modified retrospective adoption method.

When reviewing revenues by sales channel, the Company separates net sales to original equipment manufacturers from sales to distributors and end users. The following table presents the percent of revenues by sales channel for the six months ended June 30, 2018:

Six Months Ended
Revenue by sales channel	June 30, 2018
Original equipment manufacturers	57%
Distribution/end users	43%
In addition to disaggregating revenue by segment and geography and by sales channel as shown above, the Company believes information about the timing of transfer of goods or services, type of customer and distinguishing service revenue from product sales is also relevant. During the six months ended June 30, 2018, approximately 9% of total net sales were recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized as of a point in time. The payment terms with the U.S. government or its contractors, which represented approximately 7% of total net sales, differ from those of non-government customers. Finally, approximately 5% of total net sales represented service revenue.

Remaining Performance Obligations:
Remaining performance obligations represent the transaction price of orders meeting the definition of a contract in the new revenue standard for which work has not been performed and excludes unexercised contract options. Performance obligations having a duration of more than one year are concentrated in contracts for certain products and services provided to the U.S. government or its contractors. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $174 million at June 30, 2018.

Contract Assets:
The following table contains a rollforward of contract assets for the six months ended June 30, 2018:

June 30, 2018
Beginning balance, January 1	$100.5
Additional unbilled revenue recognized	159.0
Less: amounts billed to customers	(132.0)
Ending balance	$127.5

There were no impairment losses recorded on contract assets for the six months ended June 30, 2018.

Note 12 - Segment Information

The primary measurement used by management to measure the financial performance of each segment is earnings before interest and taxes ("EBIT").

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales:
Mobile Industries	$489.1	$408.4	$977.6	$791.4
Process Industries	417.2	342.2	811.8	663.0
Net sales	$906.3	$750.6	$1,789.4	$1,454.4
Segment EBIT:
Mobile Industries	$54.5	$34.4	$105.6	$67.0
Process Industries	90.6	60.2	172.2	104.3
Total EBIT, for reportable segments	$145.1	$94.6	$277.8	$171.3
Corporate expenses	(15.2)	(12.9)	(29.5)	(24.3)
Pension actuarial gains (losses), net	2.4	—	2.4	(4.4)
Interest expense	(10.7)	(8.5)	(20.7)	(16.4)
Interest income	0.5	0.7	0.9	1.3
Income before income taxes	$122.1	$73.9	$230.9	$127.5

Note 13 - Retirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans. The amounts for the three and six months ended June 30, 2018 are based on calculations prepared by the Company's actuaries and represent the Company’s best estimate of the respective period’s proportionate share of the amounts to be recorded for the year ending December 31, 2018.

	U.S. Plans		International Plans		Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2018	2017	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$3.2	$3.0	$0.4	$0.4	$3.6	$3.4
Interest cost	5.8	6.1	1.8	1.9	7.6	8.0
Expected return on plan assets	(7.3)	(7.0)	(2.9)	(2.7)	(10.2)	(9.7)
Amortization of prior service cost	0.4	0.4	—	—	0.4	0.4
Recognition of actuarial gains	(2.4)	—	—	—	(2.4)	—
Net periodic benefit cost	$(0.3)	$2.5	$(0.7)	$(0.4)	$(1.0)	$2.1

	U.S. Plans		International Plans		Total
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$6.4	$6.1	$0.8	$0.8	$7.2	$6.9
Interest cost	11.7	12.3	3.7	3.7	15.4	16.0
Expected return on plan assets	(14.6)	(14.0)	(5.9)	(5.4)	(20.5)	(19.4)
Amortization of prior service cost	0.8	0.7	—	—	0.8	0.7
Recognition of actuarial (gains) losses	(2.4)	4.4	—	—	(2.4)	4.4
Net periodic benefit cost	$1.9	$9.5	$(1.4)	$(0.9)	$0.5	$8.6

During the three months ended June 30, 2018, the Company recognized actuarial gains of $2.4 million. During the six months ended June 30, 2017, the Company recognized actuarial losses of $4.4 million. The remeasurements were required in each period as a result of lump sum payments to new retirees exceeding service and interest costs for one of the Company's U.S. defined benefit pension plans.

Note 14 - Other Postretirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s other postretirement benefit plans. The amounts for the three and six months ended June 30, 2018 are based on calculations prepared by the Company's actuaries and represent the Company’s best estimate of the respective period’s proportionate share of the amounts to be recorded for the year ending December 31, 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$0.1	$0.1	$0.1	$0.1
Interest cost	1.9	2.2	3.7	4.5
Expected return on plan assets	(1.0)	(1.4)	(1.9)	(2.8)
Amortization of prior service credit	(0.4)	(0.3)	(0.8)	(0.5)
Net periodic benefit cost	$0.6	$0.6	$1.1	$1.3

Note 15 - Income Taxes

The Company's provision for income taxes in interim periods is computed by applying the estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded during the period(s) in which they occur.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Provision (benefit) for income taxes	$30.2	$(8.1)	$58.5	$7.4
Effective tax rate	24.7%	(11.0)%	25.3%	5.8%

The income tax expense for the three and six months ended June 30, 2018 was calculated using the forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the projected mix of earnings in international jurisdictions with relatively higher tax rates, losses in jurisdictions with no tax benefit due to valuation allowances and U.S. state and local income taxes.

The effective tax rate of 24.7% for the three months ended June 30, 2018 is higher than the three months ended June 30, 2017 primarily due to the 2017 reversal of accruals for uncertain tax positions (including related interest) based on the expiration of various statutes of limitation.

The effective tax rate of 25.3% for the six months ended June 30, 2018 is higher than the six months ended June 30, 2017 primarily due to the reversal of accruals for uncertain tax positions, partially offset by the net benefits of U.S. Tax Reform, which reduced the statutory rate from 35% to 21% on U.S. earnings beginning in 2018.

U.S. Tax Reform was enacted on December 22, 2017 and reduced the U.S. federal corporate rate from 35% to 21%. It requires companies to pay a one-time net charge related to the taxation of unremitted foreign earnings and creates new taxes, including a tax on certain foreign sourced earnings known as the global intangible low-taxed income (“GILTI”) tax. Also on December 22, 2017, SEC Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of U.S. Tax Reform. In accordance with SAB 118, the accounting for the tax effects of U.S. Tax Reform is not complete as of June 30, 2018; however, reasonable estimates have been made.

Provisional estimates of $25.2 million for the one-time net charge related to the taxation of unremitted foreign earnings and $10.1 million related to the remeasurement of U.S. deferred tax balances to reflect the new U.S. corporate income tax rate were recognized as components of income tax expense in the year ended December 31, 2017. Reasonable estimates have also been made for the effects of other provisions of U.S. Tax Reform, but they do not have a material impact on the Company's consolidated financial statements. Changes totaling a benefit of $2.8 million have been made to these provisional estimates during the six months ended June 30, 2018 as a result of additional federal and state regulatory guidance issued and for adjustments to finalize the purchase accounting for Groeneveld. Additional information and evaluation of U.S. Tax Reform is still needed to prepare a more detailed analysis of the Company’s deferred tax assets and liabilities, as well as historical foreign earnings and profits and potential correlative adjustments. Any subsequent adjustments to the Company's provisional estimates will be recorded to current tax expense in the quarter of 2018 when such further analysis is complete. These changes could be material to income tax expense.

A provisional estimate for the GILTI provisions was not recognized as a component of income tax expense in the year ended December 31, 2017 as the Company had not completed its assessment or made an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to record it as a period cost if and when incurred. At June 30, 2018, given the complexity of the GILTI provisions, the Company is still evaluating the effects of the GILTI provisions and determining projections of future taxable income that is subject to the GILTI provisions. The Company has included GILTI related to current-year operations only in the forecasted annual effective tax rate and has not provided additional GILTI as a deferred amount.

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

The following tables present the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$129.7	$126.0	$3.7	$—
Cash and cash equivalents measured at net asset value	15.5
Restricted cash	1.4	1.4	—	—
Short-term investments	12.9	—	12.9	—
Short-term investments measured at net asset value	0.2
Foreign currency hedges	7.9	—	7.9	—
Total Assets	$167.6	$127.4	$24.5	$—
Liabilities:
Foreign currency hedges	$1.6	$—	$1.6	$—
Total Liabilities	$1.6	$—	$1.6	$—

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$108.5	$107.3	$1.2	$—
Cash and cash equivalents measured at net asset value	13.1
Restricted cash	3.8	3.8	—	—
Short-term investments	16.2	—	16.2	—
Short-term investments measured at net asset value	0.2
Foreign currency hedges	1.3	—	1.3	—
Total Assets	$143.1	$111.1	$18.7	$—
Liabilities:
Foreign currency hedges	$7.1	$—	$7.1	$—
Total Liabilities	$7.1	$—	$7.1	$—

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
No material assets were measured at fair value on a nonrecurring basis during the six months ended June 30, 2018 and 2017, respectively.

Financial Instruments:
The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable and short-term borrowings are a reasonable estimate of their fair value. Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company's long-term variable-rate debt is a reasonable estimate of its fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $689.8 million and $720.3 million at June 30, 2018 and December 31, 2017, respectively. The carrying value of this debt was $677.7 million and $682.4 million at June 30, 2018 and December 31, 2017, respectively. The fair value of long-term fixed-rate debt was measured using Level 2 inputs.

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

The Company does not purchase or hold any derivative financial instruments for trading purposes. As of June 30, 2018 and December 31, 2017, the Company had $400.8 million and $386.9 million, respectively, of outstanding foreign currency forward contracts at notional value. Refer to Note 16 - Fair Value for the fair value disclosure of derivative financial instruments.

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

The following table presents the fair value of the Company's derivative instruments at June 30, 2018 and December 31, 2017. Those balances are presented within "Other non-current assets" and "Other non-current liabilities" in the Consolidated Balance Sheets.

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments:	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Foreign currency forward contracts	$4.0	$0.5	$0.6	$2.1

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	3.9	0.8	1.0	5.0
Total Derivatives	$7.9	$1.3	$1.6	$7.1

The following tables present the impact of derivative instruments for the three and six months ended June 30, 2018 and 2017, respectively, and their location within the Consolidated Statements of Income:

	Amount of gain or (loss) recognized in Other Comprehensive Loss
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in cash flow hedging relationships:	2018	2017	2018	2017
Foreign currency forward contracts	$4.4	$(2.0)	$4.0	$(3.1)

		Amount of gain or (loss) reclassified from Accumulated Other Comprehensive Loss into income (effective portion)
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in cash flow hedging relationships:	Location of gain or (loss) recognized in income	2018	2017	2018	2017
Foreign currency forward contracts	Cost of products sold	$(0.2)	$0.4	$(1.4)	$0.7
Interest rate swaps	Interest expense	(0.2)	(0.1)	(0.4)	(0.2)
Total		$(0.4)	$0.3	$(1.8)	$0.5

		Amount of gain or (loss) recognized in income
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives not designated as hedging instruments:	Location of gain or (loss) recognized in income	2018	2017	2018	2017
Foreign currency forward contracts	Other income (expense), net	$11.0	$(7.2)	$6.7	$(8.3)

Note 18 - Subsequent Events

On July 24, 2018, the Company announced that it has reached an agreement to acquire Cone Drive, a leader in precision drives used in diverse markets including solar, automation, aerial platforms, and food and beverage. Cone Drive, located in Traverse City, Michigan, operates in the United States and China. Cone Drive is expected to generate full year sales just over $100 million for 2018.

On July 26, 2018, the Company reached an agreement to acquire Rollon Group ("Rollon"), a leader in engineered linear motion products, specializing in the design and manufacture of linear guides, telescopic rails and linear actuators used in a wide range of industries such as passenger rail, aerospace, packaging and logistics, medical and automation. Rollon, located near Milan, Italy, has manufacturing operations in Italy, Germany and the U.S. Rollon is expected to generate full year sales of about $140 million for 2018.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Overview
Introduction:

The Timken Company engineers, manufactures and markets bearings, transmissions, gearboxes, belts, chain, lubrication systems, couplings, industrial clutches and brakes and related products. The Company also offers a variety of power system rebuild and repair services. The Company’s growing product and services portfolio features many strong industrial brands, such as Timken®, Fafnir®, Philadelphia Gear®, Drives®, Lovejoy® and Groeneveld®. Timken applies its deep knowledge of metallurgy, friction management and power transmission across the broad spectrum of bearings and related systems to improve the reliability and efficiency of machinery and equipment all around the world. Known for its quality products and collaborative technical sales model, Timken focuses on providing value to diverse markets worldwide through both OEMs and aftermarket channels. With more than 15,000 people operating in 33 countries, Timken makes the world more productive and keeps industry in motion. The Company operates under two reportable segments: (1) Mobile Industries and (2) Process Industries. The following further describes these business segments:

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

Deploying Capital to Drive Shareholder Value. The Company is intently focused on providing the highest returns for shareholders through its capital allocation framework, which includes: (1) investing in the core business through capital expenditures, research and development and organic growth initiatives; (2) pursuing strategic acquisitions to broaden its portfolio and capabilities across diverse markets, with a focus on bearings, adjacent power transmission products and related services; and (3) returning capital to shareholders through dividends and share repurchases. As part of this framework, the Company may also restructure, reposition or divest underperforming product lines or assets.

The following highlights the Company's recent significant strategic accomplishment:

•
On July 24, 2018, the Company announced that it has reached an agreement to acquire Cone Drive, a leader in precision drives used in diverse markets including solar, automation, aerial platforms, and food and beverage. Cone Drive, located in Traverse City, Michigan, operates in the United States and China. Cone Drive is expected to generate full year sales just over $100 million for 2018.

•
On July 26, 2018, the Company reached an agreement to acquire Rollon Group ("Rollon"), a leader in engineered linear motion products, specializing in the design and manufacture of linear guides, telescopic rails and linear actuators used in a wide range of industries such as passenger rail, aerospace, packaging and logistics, medical and automation. Rollon, located near Milan, Italy, has manufacturing operations in Italy, Germany and the U.S. Rollon is expected to generate full year sales of about $140 million for 2018.

Overview:

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Net sales	$906.3	$750.6	$155.7	20.7%
Net income	91.9	82.0	9.9	12.1%
Net income (loss) attributable to noncontrolling interest	0.9	(0.5)	1.4	(280.0)%
Net income attributable to The Timken Company	91.0	82.5	8.5	10.3%
Diluted earnings per share	$1.16	$1.04	$0.12	11.5%
Average number of shares – diluted	78,496,298	79,029,397	—	(0.7)%

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Net sales	$1,789.4	$1,454.4	$335.0	23.0%
Net income	172.4	120.1	52.3	43.5%
Net income (loss) attributable to noncontrolling interest	1.2	(0.6)	1.8	(300.0)%
Net income attributable to The Timken Company	171.2	120.7	$50.5	41.8%
Diluted earnings per share	$2.17	$1.53	$0.64	41.8%
Average number of shares – diluted	78,751,951	78,944,429	—	(0.2)%
The increase in net sales for the second quarter of 2018 compared with the second quarter of 2017 was primarily due to organic revenue growth driven by improved end-market demand and higher pricing, the benefit of acquisitions and the favorable impact of foreign currency exchange rate changes. The increase in net income for the second quarter of 2018 compared with the second quarter of 2017 was primarily due to improved performance across the business, driven by the impact of higher volume, favorable price/mix, improved manufacturing performance and the benefit of acquisitions. These factors were partially offset by the impact of higher income tax, material, logistics and SG&A expenses.

The increase in net sales for the first six months of 2018 compared with the first six months of 2017 was primarily due to organic revenue growth driven by improved end-market demand and higher pricing, the benefit of acquisitions and the favorable impact of foreign currency exchange rate changes. The change in net income for the first six months of 2018 compared with the first six months of 2017 was primarily due to improved performance across the business, driven by the impact of higher volume, favorable price/mix, improved manufacturing performance, the benefit of acquisitions and lower net actuarial losses from the remeasurement of pension assets and obligations ("mark-to-market charges"). These factors were partially offset by the impact of higher income tax, SG&A, material and logistics costs.

Outlook:
The Company expects 2018 full-year sales to increase approximately 21% compared with 2017 primarily due to increased demand across most end-market sectors, the benefit of acquisitions including the recently announced Cone Drive and Rollon acquisitions, and higher pricing. The Company's earnings are expected to be higher in 2018 compared with 2017, primarily due to the impact of higher volume, favorable price/mix, improved manufacturing performance, the benefit of acquisitions, and the impact of lower mark-to-market charges, partially offset by higher material, logistics and SG&A expenses, and the impact of a higher income tax rate (inclusive of discrete items). The 2018 outlook does not account for mark-to-market charges that will be recognized in the second half of 2018 because the amount will not be known until incurred.

The Company expects to generate operating cash of approximately $370 million in 2018, an increase from 2017 of approximately $133 million or 56%. The Company expects capital expenditures to be 3.0% to 3.5% of net sales in 2018, compared with 3.5% of net sales in 2017.

The Statement of Income

Sales:

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Net Sales	$906.3	$750.6	$155.7	20.7%

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Net Sales	$1,789.4	$1,454.4	$335.0	23.0%
Net sales increased for the second quarter of 2018 compared with the second quarter of 2017, primarily due to higher organic revenue of $112 million, the benefit of acquisitions of $34 million and the favorable impact of foreign currency exchange rate changes of $10 million. The increase in organic revenue was driven by improved demand across most of the Company's end-market sectors led by industrial distribution and the industrial original equipment, off-highway, rail, heavy truck and services sectors, as well as higher pricing.
Net sales increased for the first six months of 2018 compared with the first six months of 2017, primarily due to higher organic revenue of $219 million, the benefit of acquisitions of $81 million and the favorable impact of foreign currency exchange rate changes of $35 million. The increase in organic revenue was driven by improved demand across most of the Company's end-market sectors led by industrial distribution and the off-highway, industrial original equipment, heavy truck, rail and services sectors, as well as higher pricing.

Gross Profit:

	Three Months Ended June 30,
	2018	2017	$ Change	Change
Gross profit	$267.4	$201.1	$66.3	33.0%
Gross profit % to net sales	29.5%	26.8%		270	bps

	Six Months Ended June 30,
	2018	2017	$ Change	Change
Gross profit	$532.3	$383.3	$149.0	38.9%
Gross profit % to net sales	29.7%	26.4%		330	bps
Gross profit increased in the second quarter of 2018 compared with the second quarter of 2017, primarily due to the impact of higher volume of $38 million, favorable price/mix of $19 million, the benefit of acquisitions of $13 million and improved manufacturing performance of $8 million. These factors were partially offset by higher material and logistics costs of $11 million.
Gross profit increased in the first six months of 2018 compared with the first six months of 2017, primarily due to the impact of higher volume of $74 million, favorable price/mix of $38 million, the benefit of acquisitions of $34 million, and improved manufacturing performance of $18 million. These factors were partially offset by higher material and logistics costs of $21 million.

Selling, General and Administrative Expenses:

	Three Months Ended June 30,
	2018	2017	$ Change	Change
Selling, general and administrative expenses	$141.8	$123.9	$17.9	14.4%
Selling, general and administrative expenses % to net sales	15.6%	16.5%		(90) bps

	Six Months Ended June 30,
	2018	2017	$ Change	Change
Selling, general and administrative expenses	$290.4	$241.5	$48.9	20.2%
Selling, general and administrative expenses % to net sales	16.2%	16.6%		(40) bps
The increase in SG&A expenses in the second quarter and first six months of 2018 compared with the second quarter and first six months of 2017 was primarily due to the impact of acquisitions of $8 million and $21 million, respectively, higher incentive compensation expenses and other spending increases to support the current level of business activity.

Impairment and Restructuring:

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Severance and related benefit costs	$0.2	$0.7	$(0.5)	(71.4)%
Exit costs	0.1	0.1	—	—%
Total	$0.3	$0.8	$(0.5)	(62.5)%

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Severance and related benefit costs	$0.4	$1.9	$(1.5)	(78.9)%
Exit costs	0.1	0.6	(0.5)	(83.3)%
Total	$0.5	$2.5	$(2.0)	(80.0)%

Interest Income and Expense:

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Interest expense	$(10.7)	$(8.5)	$(2.2)	25.9%
Interest income	$0.5	$0.7	$(0.2)	(28.6)%

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Interest expense	$(20.7)	$(16.4)	$(4.3)	26.2%
Interest income	$0.9	$1.3	$(0.4)	(30.8)%
The increase in interest expense in the second quarter and first six months of 2018 compared with the second quarter and first six months of 2017 was primarily due to an increase in outstanding debt to fund the Groeneveld acquisition in the second half of 2017 and other cash needs.

Other Income (Expense):

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Other income, net	$7.0	$5.3	$1.7	32.1%

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Other income, net	$9.3	$3.3	$6.0	181.8%
The increase in other income, net for the first six months of 2018 compared with the first six months of 2017 was primarily due to the impact of mark-to-market pension adjustments in the respective periods. The Company recognized actuarial gains of $2 million during the second quarter of 2018, after recognizing actuarial losses of $4 million during the first six months of 2017. The mark-to-market charges were required in each period as a result of lump sum payments to new retirees exceeding service and interest costs for one of the Company's U.S. defined benefit pension plans.

Income Tax Expense:

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Provision (benefit) for income taxes	$30.2	$(8.1)	$38.3	(472.8)%
Effective tax rate	24.7%	(11.0)%		NM

	Six Months Ended June 30,
	2018	2017	$ Change	Change
Provision for income taxes	$58.5	$7.4	$51.1	NM
Effective tax rate	25.3%	5.8%		NM
Income tax expense increased $38 million for the second quarter of 2018 compared with the second quarter of 2017 primarily due to the reversal of $34 million of accruals for uncertain tax positions (including related interest) during 2017 based on the expiration of various statutes of limitations.

Income tax expense increased $51 million for the first six months of 2018 compared with the first six months of 2017 primarily due to the reversal of $34 million of accruals for uncertain tax positions (including related interest) during 2017 based on the expiration of various statutes of limitations. Income tax expense also increased $16 million due to higher pre-tax earnings, partially offset by the net benefits of U.S. Tax Reform, which reduced the U.S. federal statutory rate from 35% to 21% on U.S. earnings beginning in 2018.

Refer to Note 15 - Income Taxes to the Notes to the Consolidated Financial Statements for more information on the computation of the income tax expense in interim periods.

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

The following items highlight the Company's acquisitions completed in 2017 by segment based on the customers and underlying markets served:

•	The Company acquired Groeneveld during the third quarter of 2017. Results for Groeneveld are reported in the Mobile Industries and Process Industries segments based on customers served.

•
The Company acquired Torsion Control Products and PT Tech during the second quarter of 2017. Substantially all of the results for Torsion Control Products are reported in the Mobile Industries segment. Results for PT Tech are reported in the Mobile Industries and Process Industries segments based on customers served.

Mobile Industries Segment:

	Three Months Ended June 30,
	2018	2017	$ Change	Change
Net sales	$489.1	$408.4	$80.7	19.8%
EBIT	$54.5	$34.4	$20.1	58.4%
EBIT margin	11.1%	8.4%		270	bps

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Net sales	$489.1	$408.4	$80.7	19.8%
Less: Acquisitions	30.7	—	30.7	NM
Currency	3.5	—	3.5	NM
Net sales, excluding the impact of acquisitions and currency	$454.9	$408.4	$46.5	11.4%

	Six Months Ended June 30,
	2018	2017	$ Change	Change
Net sales	$977.6	$791.4	$186.2	23.5%
EBIT	$105.6	$67.0	$38.6	57.6%
EBIT margin	10.8%	8.5%		230	bps

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Net sales	$977.6	$791.4	$186.2	23.5%
Less: Acquisitions	73.7	—	73.7	NM
Currency	14.7	—	14.7	NM
Net sales, excluding the impact of acquisitions and currency	$889.2	$791.4	$97.8	12.4%

The Mobile Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, increased $47 million or 11.4% in the second quarter of 2018 compared with the second quarter of 2017, reflecting organic growth in the off-highway, rail and heavy truck sectors. EBIT increased by $20 million or 58.4% in the second quarter of 2018 compared with the second quarter of 2017, primarily due to higher volume of $14 million, improved manufacturing performance of $7 million, favorable price/mix of $6 million and the benefit of acquisitions. These factors were partially offset by higher material and logistics costs of $6 million and higher SG&A expenses of $5 million.
The Mobile Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, increased $98 million or 12.4% in the first six months of 2018 compared with the first six months of 2017, reflecting organic growth in the off-highway, heavy truck and rail sectors. EBIT increased by $39 million or 57.6% in the first six months of 2018 compared with the first six months of 2017, primarily due to higher volume of $31 million, the benefit of acquisitions of $11 million, improved manufacturing performance of $9 million and favorable price/mix of $8 million and lower restructuring charges of $7 million. These factors were partially offset by higher material and logistics costs of $12 million and higher SG&A expenses of $12 million.
Full-year sales for the Mobile Industries segment are expected to be up approximately 18% in 2018 compared with 2017. This reflects expected growth across most end-market sectors, led by off-highway, rail, heavy truck and automotive sectors, as well as the benefit of acquisitions. EBIT for the Mobile Industries segment is expected to increase in 2018 compared with 2017 primarily due to the impact of higher volume, favorable price/mix, the impact of acquisitions, and improved manufacturing performance, partially offset by higher material, logistics and SG&A expenses.

Process Industries Segment:

	Three Months Ended June 30,
	2018	2017	$ Change	Change
Net sales	$417.2	$342.2	$75.0	21.9%
EBIT	$90.6	$60.2	$30.4	50.5%
EBIT margin	21.7%	17.6%		410	bps

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
Net sales	$417.2	$342.2	$75.0	21.9%
Less: Acquisitions	3.1	—	3.1	NM
Currency	6.6	—	6.6	NM
Net sales, excluding the impact of acquisitions and currency	$407.5	$342.2	$65.3	19.1%

	Six Months Ended June 30,
	2018	2017	$ Change	Change
Net sales	$811.8	$663.0	$148.8	22.4%
EBIT	$172.2	$104.3	$67.9	65.1%
EBIT margin	21.2%	15.7%		550	bps

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
Net sales	$811.8	$663.0	$148.8	22.4%
Less: Acquisitions	7.1	—	7.1	NM
Currency	19.9	—	19.9	NM
Net sales, excluding the impact of acquisitions and currency	$784.8	$663.0	$121.8	18.4%

The Process Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, increased $65 million or 19.1% in the second quarter of 2018 compared with the second quarter of 2017. The increase was primarily driven by increased demand across the industrial sectors, including distribution, original equipment and services, as well as higher pricing. EBIT increased $30 million or 50.5% in the second quarter of 2018 compared with the second quarter of 2017 primarily due to the impact of higher volume of $24 million and favorable price/mix of $12 million. These factors were partially offset by higher material and logistics and SG&A expenses.
The Process Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, increased $122 million or 18.4% in the first six months of 2018 compared with the first six months of 2017. The increase was primarily driven by increased demand across the industrial sectors, including distribution, original equipment and services, as well as higher pricing. EBIT increased $68 million or 65.1% in the first six months of 2018 compared with the first six months of 2017 primarily due to the impact of higher volume of $45 million, favorable price/mix of $29 million, improved manufacturing performance of $8 million and the impact of foreign currency exchange rate changes. These factors were partially offset by higher SG&A expenses of $11 million and higher material and logistics costs of $9 million.
Full-year sales for the Process Industries segment are expected to be up approximately 25% in 2018 compared with 2017. This reflects expected growth across most industrial sectors, including distribution, original equipment and services, as well as higher pricing, the favorable impact of foreign currency exchange rate changes and the benefit of acquisitions. EBIT for the Process Industries segment is expected to increase in 2018 compared with 2017 primarily due to the impact of higher volume, favorable price/mix and manufacturing performance, partially offset by higher SG&A expenses and higher material and logistics costs.

Corporate:

	Three Months Ended June 30,
	2018	2017	$ Change	Change
Corporate expenses	$15.2	$12.9	$2.3	17.8%
Corporate expenses % to net sales	1.7%	1.7%		—

	Six Months Ended June 30,
	2018	2017	$ Change	Change
Corporate expenses	$29.5	$24.3	$5.2	21.4%
Corporate expenses % to net sales	1.6%	1.7%		(10) bps

The Balance Sheet

The following discussion is a comparison of the Consolidated Balance Sheets at June 30, 2018 and December 31, 2017.

Current Assets:

	June 30, 2018	December 31, 2017	$ Change	% Change
Cash and cash equivalents	$145.2	$121.6	$23.6	19.4%
Restricted cash	1.4	3.8	(2.4)	(63.2)%
Accounts receivable, net	530.2	524.9	5.3	1.0%
Contract assets	127.5	—	127.5	NM
Inventories, net	777.4	738.9	38.5	5.2%
Deferred charges and prepaid expenses	25.3	29.7	(4.4)	(14.8)%
Other current assets	92.8	81.2	11.6	14.3%
Total current assets	$1,699.8	$1,500.1	$199.7	13.3%
Refer to the "Cash Flows" section for discussion on the change in Cash and cash equivalents. Contract assets increased due to the adoption of the new revenue standard, including the reclassification of revenue recognized in excess of billings of $67 million at December 31, 2017 from accounts receivable. Refer to Note 2 - Significant Accounting Policies for additional information. Inventories increased to meet higher demand and the impact of foreign currency exchange rate changes.

Property, Plant and Equipment, Net:

	June 30, 2018	December 31, 2017	$ Change	% Change
Property, plant and equipment	$2,392.7	$2,405.6	$(12.9)	(0.5)%
Less: accumulated depreciation	(1,558.2)	(1,541.4)	(16.8)	1.1%
Property, plant and equipment, net	$834.5	$864.2	$(29.7)	(3.4)%
The decrease in net property, plant and equipment in the first six months of 2018 was primarily due to current-year depreciation of $50 million and the impact of foreign currency exchange rate changes of $17 million, partially offset by capital expenditures of $38 million.

Other Assets:

	June 30, 2018	December 31, 2017	$ Change	% Change
Goodwill	$493.7	$511.8	$(18.1)	(3.5)%
Non-current pension assets	26.0	19.7	6.3	32.0%
Other intangible assets	389.0	420.6	(31.6)	(7.5)%
Deferred income taxes	55.1	61.0	(5.9)	(9.7)%
Other non-current assets	29.9	25.0	4.9	19.6%
Total other assets	$993.7	$1,038.1	$(44.4)	(4.3)%
The decrease in other intangible assets was primarily due to current-year amortization of $21 million and the impact of foreign currency exchange rate changes.

Current Liabilities:

	June 30, 2018	December 31, 2017	$ Change	% Change
Short-term debt	$162.3	$105.4	$56.9	54.0%
Current portion of long-term debt	2.7	2.7	—	—%
Accounts payable	253.2	265.2	(12.0)	(4.5)%
Salaries, wages and benefits	111.4	127.9	(16.5)	(12.9)%
Income taxes payable	15.1	9.8	5.3	54.1%
Other current liabilities	166.5	160.7	5.8	3.6%
Total current liabilities	$711.2	$671.7	$39.5	5.9%
The increase in short-term debt was primarily due to higher borrowings of $34 million under the Company's Accounts Receivable Facility and higher borrowings of $23 million under foreign lines of credit to fund operating and other cash needs. The decrease in accounts payable was primarily due to decreased purchasing activity, as well as lower days outstanding. The decrease in accrued salaries, wages and benefits was primarily due to payments for 2017 performance-based compensation exceeding accruals for 2018 performance-based compensation expense by $15 million.

Non-Current Liabilities:

	June 30, 2018	December 31, 2017	$ Change	% Change
Long-term debt	$881.4	$854.2	$27.2	3.2%
Accrued pension cost	165.7	167.3	(1.6)	(1.0)%
Accrued postretirement benefits cost	122.2	122.6	(0.4)	(0.3)%
Deferred income taxes	40.4	44.0	(3.6)	(8.2)%
Other non-current liabilities	54.8	67.7	(12.9)	(19.1)%
Total non-current liabilities	$1,264.5	$1,255.8	$8.7	0.7%
The increase in long-term debt was primarily due to increased borrowings of $43 million under the Company's Senior Credit Facility to fund operating and other cash needs, partially offset by the impact of foreign currency exchange rate changes of $10 million. The decrease in other non-current liabilities was primarily driven by the application of the Company's estimated 2017 U.S. federal income tax overpayment of $13 million towards the tax liability or "toll charge" for unremitted foreign earnings enacted as part of U.S. Tax Reform.

Shareholders’ Equity:

	June 30, 2018	December 31, 2017	$ Change	% Change
Common shares	$960.3	$956.9	$3.4	0.4%
Earnings invested in the business	1,545.3	1,408.4	136.9	9.7%
Accumulated other comprehensive loss	(69.9)	(38.3)	(31.6)	82.5%
Treasury shares	(913.9)	(884.3)	(29.6)	3.3%
Noncontrolling interest	30.5	32.2	(1.7)	(5.3)%
Total shareholders’ equity	$1,552.3	$1,474.9	$77.4	5.2%
Earnings invested in the business in the first six months of 2018 increased by net income attributable to the Company of $171 million, partially offset by dividends declared of $43 million.
The increase in accumulated other comprehensive loss was primarily due to foreign currency adjustments of $35 million. See "Other Matters - Foreign Currency" for further discussion regarding the impact of foreign currency translation.
The increase in treasury shares was primarily due the Company's purchase of 1,069,610 of its common shares for $50 million, partially offset by $20 million of net shares issued for stock compensation plans during the first six months of 2018.

Cash Flows

	Six Months Ended June 30,
	2018	2017	$ Change
Net cash provided by operating activities	$57.8	$114.5	$(56.7)
Net cash used in investing activities	(36.0)	(108.9)	72.9
Net cash provided by financing activities	7.9	280.0	(272.1)
Effect of exchange rate changes on cash	(8.5)	10.7	(19.2)
Increase in cash, cash equivalents and restricted cash	$21.2	$296.3	$(275.1)

Operating Activities:
Operating activities provided net cash of $58 million in the first six months of 2018, compared with $115 million of net cash provided in the first six months of 2017. The decrease was primarily due to an increase in cash used for working capital items of $173 million, partially offset by higher net income of $52 million, the favorable impact of income taxes on cash of $45 million and the impact of foreign currency exchange rate changes of $15 million. Refer to the table below for additional detail of the impact of each line on net cash provided by operating activities.

The following table displays the impact of working capital items on cash during the first six months of 2018 and 2017, respectively:

	Six Months Ended June 30,
	2018	2017	$ Change
Cash (Used) Provided:
Accounts receivable	$(86.4)	$(46.0)	$(40.4)
Contact assets	(27.8)	—	(27.8)
Inventories	(79.9)	(38.1)	(41.8)
Trade accounts payable	(8.4)	50.5	(58.9)
Other accrued expenses	(2.4)	2.0	(4.4)
Cash used in working capital items	$(204.9)	$(31.6)	$(173.3)

The following table displays the impact of income taxes on cash during the first six months of 2018 and 2017, respectively:

	Six Months Ended June 30,
	2018	2017	$ Change
Accrued income tax expense	$58.6	$7.4	$51.2
Income tax payments	(59.5)	(54.4)	(5.1)
Other miscellaneous items	(2.8)	(2.0)	(0.8)
Change in income taxes	$(3.7)	$(49.0)	$45.3
Investing Activities:
Net cash used in investing activities of $36 million in the first six months of 2018 decreased $73 million from the same period in 2017 primarily due to $64 million in cash used for acquisitions in 2017 that did not reoccur in 2018 and a net increase of $10 million for investments in short-term marketable securities.

Financing Activities:
Net cash provided by financing activities was $8 million in the first six months of 2018 compared with $280 million of net cash provided by financing activities in the first six months of 2017. The decrease in cash provided by financing activities was primarily due to a decrease in net borrowings of $237 million during the first six months of 2018 compared with the first six months of 2017, primarily needed to fund the Groeneveld acquisition in 2017. In addition, an increase in cash used in share repurchases of $23 million and a reduction in proceeds from stock option activity of $15 million during the first six months of 2018 compared with the first six months of 2017.

Liquidity and Capital Resources:

Reconciliation of total debt to net debt and the ratio of net debt to capital:

Net Debt:

	June 30, 2018	December 31, 2017
Short-term debt	$162.3	$105.4
Current portion of long-term debt	2.7	2.7
Long-term debt	881.4	854.2
Total debt	$1,046.4	$962.3
Less: Cash and cash equivalents	145.2	121.6
Restricted cash	1.4	3.8
Net debt	$899.8	$836.9

Ratio of Net Debt to Capital:

	June 30, 2018	December 31, 2017
Net debt	$899.8	$836.9
Total equity	1,552.3	1,474.9
Net debt plus total equity (capital)	$2,452.1	$2,311.8
Ratio of net debt to capital	36.7%	36.2%

The Company presents net debt because it believes net debt is more representative of the Company's financial position than total debt due to the amount of cash and cash equivalents held by the Company.

At June 30, 2018, $136 million of the Company's $145 million of cash and cash equivalents resided in jurisdictions outside the U.S. It is the Company's practice to use available cash in the U.S. to pay down its Senior Credit Facility or Accounts Receivable Facility in order to minimize total interest expense. Repatriation of non-U.S. cash could be subject to taxes and some portion may be subject to governmental restrictions. Part of the Company's strategy is to grow in attractive market sectors, many of which are outside the U.S. This strategy includes making investments in facilities, equipment and potential new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments where feasible.

The Company expects that any cash requirements in excess of cash on hand and cash generated from operating activities will be met by the committed funds available under its Accounts Receivable Facility and Senior Credit Facility. Management believes it has sufficient liquidity to meet its obligations through at least the term of the Senior Credit Facility. In addition, the Company expects to have continued access to the credit markets.

The Company has a $100 million Accounts Receivable Facility, which matures on November 30, 2018. The Company is exploring opportunities to refinance the facility prior to its maturity. The Accounts Receivable Facility is subject to certain borrowing base limitations and is secured by certain domestic accounts receivable of the Company. Borrowings under the Accounts Receivable Facility were not reduced by any such borrowing base limitations at June 30, 2018. As of June 30, 2018, the Company had $96 million in outstanding borrowings, which reduced the availability under the facility to $4 million. The interest rate on the Accounts Receivable Facility is variable and was 2.93% as of June 30, 2018, which reflects the prevailing commercial paper rate plus facility fees.

The Company has a $500 million Senior Credit Facility, which matures on June 19, 2020. At June 30, 2018, the Senior Credit Facility had outstanding borrowings of $95 million, which reduced the availability to $405 million. The Senior Credit Facility has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0 (3.75 to 1.0 for a limited period up to four quarters following an acquisition with a purchase price of $200 million or greater). As of June 30, 2018, the Company's consolidated leverage ratio was 1.77 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0. As of June 30, 2018, the Company's consolidated interest coverage ratio was 14.93 to 1.0.

The interest rate under the Senior Credit Facility is variable and represents a blended U.S. Dollar and Euro rate with a spread based on the Company's debt rating and outstanding borrowings. This blended rate was 2.26% as of June 30, 2018. In addition, the Company pays a facility fee based on the consolidated leverage ratio multiplied by the aggregate commitments of all of the lenders under the Senior Credit Facility.

Other sources of liquidity include short-term lines of credit for certain of the Company's foreign subsidiaries, which provide for borrowings of up to approximately $286 million. Most of these credit lines are uncommitted. At June 30, 2018, the Company had borrowings outstanding of $66 million and bank guarantees of $1 million, which reduced the aggregate availability under these facilities to $219 million.

On September 7, 2017, the Company issued the 2027 Notes in the aggregate principal amount of €150 million. On September 18, 2017, the Company entered into a €100 million 2020 Term Loan. On June 14, 2018, the Company repaid €7 million reducing the principal balance to €94 million as of June 30, 2018. Proceeds from the 2027 Notes and 2020 Term Loan were used to repay amounts drawn from the Senior Credit Facility to fund the Groeneveld acquisition. Refer to Note 6 - Financing Arrangements for additional information.

At June 30, 2018, the Company was in full compliance with the covenants under the Senior Credit Facility and its other debt agreements. The Company expects to remain in compliance with its debt covenants. However, the Company may need to limit its borrowings under the Senior Credit Facility or other facilities in order to remain in compliance. As of June 30, 2018, the Company could have borrowed the full amounts available under the Senior Credit Facility and Accounts Receivable Facility and still would have been in compliance with its debt covenants.

The Company expects cash from operations of approximately $370 million in 2018, an increase from 2017 of approximately $133 million or 56%. The Company expects capital expenditures to be 3.0% to 3.5% of net sales in 2018, compared with 3.5% of net sales in 2017.

Financing Obligations and Other Commitments:
During the first six months of 2018, the Company made cash contributions of $7 million to its global defined benefit pension plans and $2 million to its other postretirement benefit plans. The Company currently expects to make contributions to its global defined benefit pension plans totaling approximately $10 million in 2018. The Company also expects to make payments of approximately $5 million to its other postretirement benefit plans in 2018. Excluding mark-to-market charges, the Company expects slightly lower pension expense. Mark-to-market charges are not accounted for in the 2018 outlook because the amount will not be known until incurred.

The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.

Critical Accounting Policies and Estimates:
The Company's financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company reviews its critical accounting policies throughout the year. The Company has concluded that there have been no significant changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2017, during the six months ended June 30, 2018 other than the change in accounting principles described below.

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

For the six months ended June 30, 2018, the Company recorded negative foreign currency translation adjustments of $35 million that decreased shareholders' equity, compared with positive foreign currency translation adjustments of $30 million that increased shareholders' equity for the six months ended June 30, 2017. The foreign currency translation adjustments for the six months ended June 30, 2018 were negatively impacted by the strengthening of the U.S. dollar relative to other foreign currencies, including the Indian Rupee, Brazilian Real and Chinese Yuan.

Foreign currency exchange losses resulting from transactions included in the Company's operating results for the second quarter of 2018 were $0.2 million, compared with losses of $1.0 million during the second quarter of 2017. Foreign currency exchange losses resulting from transactions included in the Company's operating results for the six months of 2018 were $1.4 million, compared with losses of $1.4 million during the six months of 2017.

Forward-Looking Statements

Certain statements set forth in this Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 that are not historical in nature (including the Company's forecasts, beliefs and expectations) are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, Management's Discussion and Analysis contains numerous forward-looking statements. Forward-looking statements generally will be accompanied by words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “forecast,” “outlook,” “intend,” “may,” “possible,” “potential,” “predict,” “project” or other similar words, phrases or expressions. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Form 10-Q. The Company cautions readers that actual results may differ materially from those expressed or implied in forward-looking statements made by or on behalf of the Company due to a variety of factors, such as:

•
deterioration in world economic conditions, or in economic conditions in any of the geographic regions in which the Company or its customers or suppliers conduct business, including adverse effects from a global economic slowdown, terrorism or hostilities. This includes: political risks associated with the potential instability of governments and legal systems in countries in which the Company or its customers or suppliers conduct business, changes in currency valuations and recent world events that have increased the risks posed by international trade disputes, tariffs and sanctions;

•
the effects of fluctuations in customer demand on sales, product mix and prices in the industries in which the Company operates. This includes: the ability of the Company to respond to rapid changes in customer demand, the effects of customer or supplier bankruptcies or liquidations, the impact of changes in industrial business cycles and whether conditions of fair trade continue in the Company's markets;

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

•
changes in worldwide financial and capital markets, including availability of financing and interest rates on satisfactory terms, which affect the Company’s cost of funds and/or ability to raise capital, as well as customer demand and the ability of customers to obtain financing to purchase the Company’s products or equipment that contain the Company’s products;

•	the impact on the Company's pension obligations and assets due to changes in interest rates, investment performance and other tactics designed to reduce risk;

•	the actual impact of U.S. Tax Reform on the full-year 2018 global effective tax rate;

•	retention of CDSOA distributions; and

•	those items identified under Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Common Shares

The following table provides information about purchases by the Company of its common shares during the quarter ended June 30, 2018.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
4/1/18 - 4/30/18	37,153	$44.40	36,928	8,533,369
5/1/18 - 5/31/18	381,492	48.02	375,979	8,157,390
6/1/18 - 6/30/18	156,148	46.20	155,000	8,002,390
Total	574,793	$47.29	567,907

(1)
Of the shares purchased in April, May and June, 225, 5,513 and 1,148, respectively, represent common shares of the Company that were owned and tendered by employees to exercise stock options and to satisfy withholding obligations in connection with the exercise of stock options or vesting of restricted shares.

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

(3)
On February 6, 2017, the Company announced that its Board of Directors approved a share purchase plan pursuant to which the Company may purchase up to ten million of its common shares in the aggregate. This share repurchase plan expires on February 28, 2021. The Company may purchase shares from time to time in open market purchases or privately negotiated transactions. The Company may make all or part of the purchases pursuant to accelerated share repurchases or Rule 10b5-1 plans.

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

101
Financial statements from the quarterly report on Form 10-Q of The Timken Company for the quarter ended June 30, 2018, filed on July 31, 2018, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY
Date: July 31, 2018	By: /s/ Richard G. Kyle
Richard G. Kyle President and Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2018	By: /s/ Philip D. Fracassa
Philip D. Fracassa Executive Vice President and Chief Financial Officer (Principal Financial Officer)