Form 10-Q
period 2018-09-30
TIMKEN CO
filed 2018-10-30
CIK 98362

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common shares, as of the latest practicable date.

Class	Outstanding at September 30, 2018
Common Shares, without par value	76,860,854 shares

THE TIMKEN COMPANY

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
THE TIMKEN COMPANY AND SUBSIDIARIES

Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(Dollars in millions, except per share data)
Net sales	$881.3	$771.4	$2,670.7	$2,225.8
Cost of products sold	628.0	555.3	1,885.1	1,626.4
Gross Profit	253.3	216.1	785.6	599.4
Selling, general and administrative expenses	142.0	134.0	432.4	375.5
Impairment and restructuring charges	2.6	1.3	3.1	3.8
Operating Income	108.7	80.8	350.1	220.1
Interest expense	(12.5)	(10.1)	(33.2)	(26.5)
Interest income	0.6	0.7	1.5	2.0
Other income, net	0.5	3.8	9.8	7.1
Income Before Income Taxes	97.3	75.2	328.2	202.7
Provision for income taxes	25.0	21.1	83.5	28.5
Net Income	72.3	54.1	244.7	174.2
Less: Net income attributable to noncontrolling interest	0.7	0.6	1.9	—
Net Income Attributable to The Timken Company	$71.6	$53.5	$242.8	$174.2
Net Income per Common Share Attributable to The Timken Company Common Shareholders
Basic earnings per share	$0.93	$0.69	$3.14	$2.24

Diluted earnings per share	$0.91	$0.68	$3.09	$2.21

Dividends per share	$0.28	$0.27	$0.83	$0.80
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(Dollars in millions)
Net Income	$72.3	$54.1	$244.7	$174.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(24.2)	10.9	(62.5)	42.8
Pension and postretirement liability adjustment	—	0.1	—	0.2
Change in fair value of derivative financial instruments	(0.4)	(2.0)	4.0	(4.2)
Other comprehensive (loss) income, net of tax	(24.6)	9.0	(58.5)	38.8
Comprehensive Income, net of tax	47.7	63.1	186.2	213.0
Less: comprehensive (loss) income attributable to noncontrolling interest	(5.0)	0.5	(6.8)	1.9
Comprehensive Income Attributable to The Timken Company	$52.7	$62.6	$193.0	$211.1
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Balance Sheets

	(Unaudited)
	September 30, 2018	December 31, 2017
(Dollars in millions)
ASSETS
Current Assets
Cash and cash equivalents	$153.7	$121.6
Restricted cash	1.3	3.8
Accounts receivable, less allowances (2018 – $21.1 million; 2017 – $20.3 million)	548.6	524.9
Unbilled receivables	137.3	—
Inventories, net	841.0	738.9
Deferred charges and prepaid expenses	28.4	29.7
Other current assets	76.0	81.2
Total Current Assets	1,786.3	1,500.1
Property, Plant and Equipment, net	886.8	864.2
Other Assets
Goodwill	965.4	511.8
Other intangible assets	743.1	420.6
Non-current pension assets	21.7	19.7
Deferred income taxes	52.3	61.0
Other non-current assets	43.9	25.0
Total Other Assets	1,826.4	1,038.1
Total Assets	$4,499.5	$3,402.4
LIABILITIES AND EQUITY
Current Liabilities
Short-term debt	$37.0	$105.4
Current portion of long-term debt	11.4	2.7
Accounts payable, trade	282.8	265.2
Salaries, wages and benefits	133.5	127.9
Income taxes payable	19.2	9.8
Other current liabilities	172.7	160.7
Total Current Liabilities	656.6	671.7
Non-Current Liabilities
Long-term debt	1,681.7	854.2
Accrued pension cost	171.6	167.3
Accrued postretirement benefits cost	134.0	122.6
Deferred income taxes	152.4	44.0
Other non-current liabilities	62.8	67.7
Total Non-Current Liabilities	2,202.5	1,255.8
Shareholders’ Equity
Class I and II Serial Preferred Stock, without par value:
Authorized – 10,000,000 shares each class, none issued	—	—
Common shares, without par value:
Authorized – 200,000,000 shares
Issued (including shares in treasury) (2018 – 98,375,135 shares; 2017 – 98,375,135 shares)
Stated capital	53.1	53.1
Other paid-in capital	945.1	903.8
Earnings invested in the business	1,595.4	1,408.4
Accumulated other comprehensive loss	(88.8)	(38.3)
Treasury shares at cost (2018 – 21,514,281 shares; 2017 – 20,758,013 shares)	(924.9)	(884.3)
Total Shareholders’ Equity	1,579.9	1,442.7
Noncontrolling Interest	60.5	32.2
Total Equity	1,640.4	1,474.9
Total Liabilities and Equity	$4,499.5	$3,402.4
See accompanying Notes to the Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
(Dollars in millions)
CASH PROVIDED (USED)
Operating Activities
Net income attributable to The Timken Company	$242.8	$174.2
Net income attributable to noncontrolling interest	1.9	—
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105.9	102.5
Impairment charges	0.6	—
Loss (gain) on sale of assets	0.2	(2.6)
Loss on divestiture	0.6	—
Deferred income tax provision	2.2	7.5
Stock-based compensation expense	25.5	18.2
Pension and other postretirement expense	8.5	12.6
Pension contributions and other postretirement benefit contributions	(12.4)	(16.3)
Changes in operating assets and liabilities:
Accounts receivable	(65.7)	(61.6)
Unbilled receivables	(37.6)	—
Inventories	(94.3)	(85.4)
Accounts payable, trade	(9.9)	55.7
Other accrued expenses	10.2	15.9
Income taxes	(0.5)	(59.6)
Other, net	17.0	(18.2)
Net Cash Provided by Operating Activities	195.0	142.9
Investing Activities
Capital expenditures	(62.8)	(62.5)
Acquisitions, net of cash received	(765.4)	(347.2)
Proceeds from disposal of property, plant and equipment	1.1	6.8
Proceeds from divestitures	14.0	—
Investments in short-term marketable securities, net	2.3	(4.2)
Other	0.5	(0.3)
Net Cash Used in Investing Activities	(810.3)	(407.4)
Financing Activities
Cash dividends paid to shareholders	(64.2)	(62.4)
Purchase of treasury shares	(63.0)	(41.0)
Proceeds from exercise of stock options	12.7	27.7
Shares surrendered for taxes	(5.4)	(10.8)
Accounts receivable facility borrowings	145.2	51.2
Accounts receivable facility payments	(114.9)	(25.3)
Proceeds from long-term debt	1,286.1	862.7
Payments on long-term debt	(533.1)	(574.4)
Deferred financing costs	(0.9)	(1.1)
Short-term debt activity, net	(3.9)	12.8
Other	(1.3)	(2.6)
Net Cash Provided by Financing Activities	657.3	236.8
Effect of exchange rate changes on cash	(12.4)	16.6
Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	29.6	(11.1)
Cash, cash equivalents and restricted cash at beginning of year	125.4	151.6
Cash, Cash Equivalents and Restricted Cash at End of Period	$155.0	$140.5
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

Note 2 - Significant Accounting Policies

The Company's significant accounting policies are detailed in "Note 1 - Significant Accounting Policies" of the Annual Report on Form 10-K for the year ended December 31, 2017. In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)", which was adopted by the Company on January 1, 2018. Also, in March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost", which was adopted by the Company on January 1, 2018. Significant changes to the Company's accounting policies as a result of adopting ASU 2014-09 (the “new revenue standard”) and ASU 2017-07 are discussed below:
Revenue:
A contract exists when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

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

•
For United States ("U.S.") government contracts, the customer is allowed to unilaterally terminate the contract for convenience, and is required to pay the Company for costs incurred plus a reasonable margin and can take control of any work in process.

•
For certain non-U.S. government contracts involving customer-specific products, the customer controls the work in process based on contractual termination clauses or restrictions on the Company's use of the product and the Company possesses a right to payment for work performed to date plus a reasonable margin.

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

The pricing and payment terms for non-U.S. government contracts is based on the Company's standard terms and conditions or the result of specific negotiations with each customer. The Company's standard terms and conditions require payment 30 days from the invoice date, but the timing of payment for specific negotiated terms may vary. The Company also has both prime and subcontracts in support of the provision of goods and services to the U.S. government. Certain of these contracts are subject to the Federal Acquisition Regulation ("FAR") and are priced commercially based on a competitive market. Under the payment terms of those U.S. government fixed-price contracts, the customer pays the Company performance-based payments, which are interim payments of up to 80% of the contract price for costs incurred to date based on quantifiable measures of performance or on the achievement of specified events or milestones. Because the customer retains a portion of the contract price until completion of such contracts, certain of these U.S. government fixed-price contracts result in revenue recognized in excess of billings, which is presented within "Unbilled Receivables" on the Consolidated Balance Sheet. The portion of the payments retained by the customer until final contract settlement is not considered a significant financing component because the intent is to protect the customer.

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Sales, value add, and other taxes the Company collects concurrent with revenue-producing activities are excluded from revenue. As a practical expedient, the Company may exclude an assessment of whether promised goods or services are performance obligations, if they are immaterial in the context of the contract with the customer, and combine these with other performance obligations. The Company has elected to recognize incremental costs incurred to obtain contracts, which primarily represent commissions paid to third-party sales agents where the amortization period would be less than one year, as "Selling, general and administrative ("SG&A") expenses" in the Consolidated Statement of Income as incurred. The Company has also elected not to adjust the promised amount of consideration for the effects of any significant financing component where the Company expects, at contract inception, that the period between when the Company transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less. Finally, the Company's policy is to exclude performance obligations resulting from contracts with a duration of one year or less from its disclosures related to remaining performance obligations.

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

Prior to the adoption of the new revenue standard, the Company recognized a portion of its revenues on the percentage-of-completion method measured on the cost-to-cost basis. As of December 31, 2017, revenue recognized in excess of billings of $67.3 million related to these revenues were included in "Accounts receivable, less allowances" on the Consolidated Balance Sheet. In accordance with the new revenue standard, $88.9 million of revenue recognized in excess of billings related to these revenues are included in "Unbilled receivables" on the Consolidated Balance Sheet at September 30, 2018.

Unbilled Receivables:
"Unbilled receivables" on the Consolidated Balance Sheet primarily include unbilled amounts typically resulting from sales under long-term contracts when the cost-to-cost method of revenue recognition is utilized, the revenue recognized exceeds the amount billed to the customer and the right to payment is primarily just subject to the passage of time. Amounts may not exceed their net realizable value.

Pension and Other Postretirement Benefits:
With the adoption of ASU 2017-07 on January 1, 2018, service cost is included in other employee compensation costs within operating income and is the only component of net periodic benefit cost that may be capitalized when applicable. The other components of net periodic benefit cost are presented separately outside of operating income. Also, actuarial gains and losses are excluded from segment results, while all other components of net periodic benefit cost will continue to be included within segment results.

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

The cumulative effect of changes made to the balance sheet as of January 1, 2018 for the adoption of the new revenue standard was as follows:

	Balance at December 31, 2017	Effect of Accounting Change	Balance at January 1, 2018
ASSETS
Accounts receivable, less allowances	$524.9	$(67.3)	$457.6
Unbilled receivables	—	100.5	100.5
Inventories, net	738.9	(22.9)	716.0
Other current assets	81.2	3.0	84.2
Deferred income taxes	61.0	(2.6)	58.4
LIABILITIES
Other current liabilities	160.7	3.0	163.7
EQUITY
Earnings invested in the business	1,408.4	7.7	1,416.1

The tables below reflect changes to financial statement line items as a result of adopting the new revenue standard. The adoption of the new revenue standard did not have an impact on "Net cash used in operating activities" on the Consolidated Statement of Cash Flows for the nine months ended September 30, 2018.

Consolidated Statement of Income for the three months ended September 30, 2018:

	Previous Accounting Method	Effect of Accounting Change	As Reported
Net sales	$875.6	$5.7	$881.3
Cost of products sold	623.2	4.8	628.0
Selling, general, and administrative expenses	141.3	0.7	142.0
Income before income taxes	97.1	0.2	97.3
Provision for income taxes	25.0	—	25.0
Net income	72.1	0.2	72.3
Net income attributable to The Timken Company	$71.4	$0.2	$71.6
Basic earnings per share	$0.93	$—	$0.93
Diluted earnings per share	$0.91	$—	$0.91

Consolidated Statement of Income for the nine months ended September 30, 2018:

	Previous Accounting Method	Effect of Accounting Change	As Reported
Net sales	$2,653.7	$17.0	$2,670.7
Cost of products sold	1,874.2	10.9	1,885.1
Selling, general, and administrative expenses	430.6	1.8	432.4
Income before income taxes	323.9	4.3	328.2
Provision for income taxes	82.5	1.0	83.5
Net income	241.4	3.3	244.7
Net income attributable to The Timken Company	$239.5	$3.3	$242.8
Basic earnings per share	$3.10	$0.04	$3.14
Diluted earnings per share	$3.05	$0.04	$3.09

Consolidated Balance Sheet as of September 30, 2018:

	Previous Accounting Method	Effect of Accounting Change	As Reported
ASSETS
Accounts receivable, less allowances	$637.5	$(88.9)	$548.6
Unbilled receivables	—	137.3	137.3
Inventories, net	874.8	(33.8)	841.0
Other current assets	72.5	3.5	76.0
Deferred income taxes	55.9	(3.6)	52.3
LIABILITIES
Other current liabilities	169.2	3.5	172.7
EQUITY
Earnings invested in the business	1,584.4	11.0	1,595.4

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

The following tables reflect the changes to financial statement line items resulting from the adoption of ASU 2017-07:

For the three months ended September 30, 2017:

	As Previously Reported	Effect of Accounting Change	As Adjusted
Cost of products sold	$554.4	$0.9	$555.3
Selling, general, and administrative expenses	134.0	—	134.0
Operating income	81.7	(0.9)	80.8
Other income, net	2.9	0.9	3.8

For the nine months ended September 30, 2017:

	As Previously Reported	Effect of Accounting Change	As Adjusted
Cost of products sold	$1,626.5	$(0.1)	$1,626.4
Selling, general, and administrative expenses	377.4	(1.9)	375.5
Operating income	218.1	2.0	220.1
Other income (expense), net	9.1	(2.0)	7.1

For the year ended December 31, 2017:

	As Previously Reported	Effect of Accounting Change	As Adjusted
Cost of products sold	$2,193.4	$(1.7)	$2,191.7
Selling, general, and administrative expenses	521.4	(13.1)	508.3
Operating income	284.7	14.8	299.5
Other income (expense), net	9.4	(14.8)	(5.4)

For the year ended December 31, 2016:

	As Previously Reported	Effect of Accounting Change	As Adjusted
Cost of products sold	$2,001.3	$(37.8)	$1,963.5
Selling, general, and administrative expenses	470.7	(30.5)	440.2
Pension settlement charges	1.6	(1.6)	—
Operating income	174.5	69.9	244.4
Other expense, net	(0.9)	(69.9)	(70.8)

For the year ended December 31, 2015:

	As Previously Reported	Effect of Accounting Change	As Adjusted
Cost of products sold	$2,052.8	$15.7	$2,068.5
Selling, general, and administrative expenses	457.7	26.9	484.6
Pension settlement charges	119.9	(119.9)	—
Operating income	255.9	77.3	333.2
Other expense, net	(7.5)	(77.3)	(84.8)

Other new accounting guidance adopted

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 requires that a statement of cash flows explain the change in the total of cash, cash equivalents, and restricted cash during the period. On January 1, 2018, the Company adopted the provisions of ASU 2016-18 on a retrospective basis, which resulted in the addition of restricted cash balances and movements in the Company’s Statement of Cash Flows for all periods presented. As a result, for the nine months ended September 30, 2018 and 2017, restricted cash balances of $1.3 million and $3.3 million, respectively, were included in the Company's ending balance on the Statement of Cash Flows.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” Prior to the issuance of this new accounting guidance, entities first assessed qualitative factors to determine whether a two-step goodwill impairment test was necessary. When entities bypassed or failed the qualitative analysis, they were required to apply a two-step goodwill impairment test. Step 1 compared a reporting unit’s fair value to its carrying amount to determine if there is a potential impairment. If the carrying amount of a reporting unit exceeded its fair value, Step 2 was required to be completed. Step 2 involved determining the implied fair value of goodwill and comparing it to the carrying amount of that goodwill to measure the impairment loss, if any. ASU 2017-04 eliminates Step 2 of the current goodwill impairment test, and instead will require that a goodwill impairment loss be measured at the amount by which a reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for public companies for years beginning after December 15, 2019, with early adoption permitted, and must be applied prospectively. The Company will adopt ASU 2017-04 on October 1, 2018 in conjunction with the Company's annual goodwill impairment test. The Company currently does not expect the adoption of ASU 2017-04 to materially impact the Company's results of operations and financial condition in the current year.

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

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 was issued to increase transparency and comparability among entities by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about lease arrangements. ASU 2016-02 is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company plans to adopt the new standard on January 1, 2019 using the cumulative-effect adjustment transition method and has created a cross-functional implementation team to identify all leases involved, determine which, if any, practical expedients to utilize, and perform all data gathering required. Additionally, the Company is continuing to advance in implementing an enterprise-wide lease management system to assist in the related accounting and is evaluating additional changes to the related processes and internal controls to ensure requirements are met for reporting and disclosure purposes. While the assessment of the impact this new standard will have on the consolidated financial statements is ongoing, the Company expects to recognize a material right-to-use asset and lease liability for its operating lease commitments on the Consolidated Balance Sheet, but does not expect the new standard to have a material impact on its consolidated results of operations or cash flows.

Note 3 - Acquisitions and Divestitures
The Company completed three acquisitions in 2018. On September 18, 2018, the Company completed the acquisition of Rollon S.p.A. ("Rollon"), a leader in engineered linear motion products, specializing in the design and manufacture of linear guides, telescopic rails and linear actuators used in a wide range of industries such as passenger rail, aerospace, packaging and logistics, medical and automation. On September 1, 2018, the Company completed the acquisition of Apiary Investments Holdings Limited ("Cone Drive"), a leader in precision drives used in diverse markets including solar, automation, aerial platforms, and food and beverage. On August 30, 2018, the Company's majority-owned subsidiary, Timken India Limited ("Timken India"), completed the acquisition of ABC Bearings Limited ("ABC Bearings"). Timken India issued its shares as consideration for the acquisition of ABC Bearings. Refer to Note 8 - Equity for more information on the acquisition of ABC Bearings. ABC Bearings is a manufacturer of tapered, cylindrical and spherical roller bearings and slewing rings in India. Expected aggregate annual sales for these companies is approximately $270 million. The total purchase price for these acquisitions, net of cash acquired of $30.1 million, was $831.4 million. The Company incurred acquisition-related costs of $7.3 million to complete these acquisitions. The 2018 acquisitions are subject to post-closing purchase price allocation adjustments. Based on markets and customers served, substantially all of the results for Rollon and Cone Drive are reported in the Process Industries segment and substantially all of the results for ABC Bearings are reported in the Mobile Industries segment.

The following table presents the preliminary purchase price allocation at fair value related to the 2018 acquisitions at the date of acquisition:

Preliminary Purchase Price Allocation
Assets:
Accounts receivable, net	$43.3
Inventories, net	58.3
Other current assets	7.2
Property, plant and equipment, net	68.3
Goodwill	468.2
Other intangible assets	366.0
Other non-current assets	18.8
Total assets acquired	$1,030.1
Liabilities:
Accounts payable, trade	$34.5
Salaries, wages and benefits	9.2
Income taxes payable	1.6
Other current liabilities	9.2
Short-term debt	1.8
Long-term debt	1.7
Accrued pension cost	7.0
Accrued postretirement benefits cost	11.8
Deferred income taxes	113.0
Other non-current liabilities	8.9
Total liabilities assumed	$198.7
Net assets acquired	$831.4

The following table summarizes the preliminary purchase price allocation for identifiable intangible assets acquired in 2018:

	Preliminary Purchase Price Allocation
		Weighted - Average Life
Trade names (indefinite life)	$47.4	Indefinite
Trade names (finite life)	1.8	15 years
Technology and know-how	127.2	17 years
Customer relationships	189.6	19 years
Total intangible assets	$366.0

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

Certain measurement period adjustments were recorded in 2018, resulting in a $3.2 million reduction to Goodwill. The following table presents the purchase price allocation for the 2017 acquisitions:

	Preliminary Purchase Price Allocation	Adjustment	Purchase Price Allocation
Assets:
Accounts receivable, net	$27.6		$27.6
Inventories, net	29.4		29.4
Other current assets	3.3	$2.7	6.0
Property, plant and equipment, net	31.5		31.5
Goodwill	149.7	(3.2)	146.5
Other intangible assets	173.6		173.6
Other non-current assets	1.8		1.8
Total assets acquired	$416.9	$(0.5)	$416.4
Liabilities:
Accounts payable, trade	$9.5		$9.5
Salaries, wages and benefits	5.8		5.8
Other current liabilities	8.6	$(0.1)	8.5
Short-term debt	0.1		0.1
Long-term debt	2.9		2.9
Deferred income taxes	42.2	(0.7)	41.5
Other non-current liabilities	1.0	0.3	1.3
Total liabilities assumed	$70.1	$(0.5)	$69.6
Net assets acquired	$346.8	$—	$346.8

Divestiture:
On September 19, 2018, the Company completed the sale of Groeneveld Information Technology Holding B.V. (the "ICT Business"), located in Gorinchem, Netherlands. The Company acquired the business in July 2017 as part of the Groeneveld acquisition. The ICT Business is separate from the Groeneveld lubrications solutions business and had sales of approximately $15 million for the twelve months ended September 30, 2018.

Note 4 - Inventories
The components of inventories at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
Manufacturing supplies	$32.1	$29.0
Raw materials	109.2	90.4
Work in process	290.6	245.2
Finished products	454.2	404.3
Subtotal	886.1	768.9
Allowance for obsolete and surplus inventory	(45.1)	(30.0)
Total Inventories, net	$841.0	$738.9

Inventories are valued at net realizable value, with approximately 56% valued by the first-in, first-out ("FIFO") method and the remaining 44% valued by the last-in, first-out ("LIFO") method. The majority of the Company's domestic inventories are valued by the LIFO method and all of the Company's international inventories are valued by the FIFO method.

The LIFO reserves at September 30, 2018 and December 31, 2017 were $172.4 million and $167.6 million, respectively. An actual valuation of the inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must be based on management’s estimates of expected year-end inventory levels and costs. Because these calculations are subject to many factors beyond management’s control, annual results may differ from interim results as they are subject to the final year-end LIFO inventory valuation.

Note 5 - Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2018 were as follows:

	Mobile Industries	Process Industries	Total
Beginning balance	$254.3	$257.5	$511.8
Acquisitions	16.2	448.8	465.0
Divestiture	(5.1)	—	(5.1)
Foreign currency translation adjustments and other changes	(6.2)	(0.1)	(6.3)
Ending balance	$259.2	$706.2	$965.4

The $16.2 million addition from acquisitions for the Mobile Industries segment resulted primarily from the ABC Bearings acquisition goodwill of $19.4 million, partially offset by certain measurement period adjustments of $3.2 million recorded in 2018 for the 2017 acquisitions. In addition, goodwill for the Mobile Industries segment was reduced by $5.1 million as a result of the divestiture of the ICT Business. The Cone Drive and Rollon acquisitions added $448.8 million of goodwill to the Process Industries segment. The Company does not expect the goodwill from the 2018 acquisitions to be tax deductible, but it is still evaluating the tax deductibility of goodwill from the ABC Bearings acquisition. Refer to Note 3 - Acquisitions and Divestitures for further information.

The following table displays intangible assets as of September 30, 2018 and December 31, 2017:

	Balance at September 30, 2018			Balance at December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets subject to amortization:
Customer relationships	$503.3	$119.1	$384.2	$324.6	$103.0	$221.6
Technology and know-how	254.0	39.3	214.7	128.7	33.8	94.9
Trade names	9.5	4.7	4.8	8.6	4.3	4.3
Capitalized software	262.8	233.9	28.9	261.5	226.5	35.0
Other	9.6	5.9	3.7	10.3	6.2	4.1
	$1,039.2	$402.9	$636.3	$733.7	$373.8	$359.9
Intangible assets not subject to amortization:
Trade names	$98.1		$98.1	$52.0		$52.0
FAA air agency certificates	8.7		8.7	8.7		8.7
	$106.8		$106.8	$60.7		$60.7
Total intangible assets	$1,146.0	$402.9	$743.1	$794.4	$373.8	$420.6

Amortization expense for intangible assets was $32.4 million and $29.2 million for the nine months ended September 30, 2018 and 2017, respectively. Amortization expense for intangible assets is projected to be $44.5 million in 2018; $51.9 million in 2019; $47.7 million in 2020; $44.2 million in 2021; and $40.1 million in 2022.

Note 6 - Financing Arrangements
Short-term debt at September 30, 2018 and December 31, 2017 was as follows:

	September 30, 2018	December 31, 2017
Variable-rate Accounts Receivable Facility with an interest rate of 2.15% at December 31, 2017	$—	$62.9
Borrowings under variable-rate lines of credit for certain of the Company’s foreign subsidiaries with various banks with interest rates ranging from 0.33% to 9.45% at September 30, 2018 and 0.32% to 2.22% at December 31, 2017	37.0	42.5
Short-term debt	$37.0	$105.4

On September 28, 2018, the Company extended the maturity date of its $100 million Amended and Restated Asset Securitization Agreement (the "Accounts Receivable Facility") to November 30, 2021. Under the terms of the Accounts Receivable Facility, the Company sells, on an ongoing basis, certain domestic trade receivables to Timken Receivables Corporation, a wholly owned consolidated subsidiary that, in turn, uses the trade receivables to secure borrowings that are funded through a vehicle that issues commercial paper in the short-term market. Borrowings under the Accounts Receivable Facility may be limited by certain borrowing base limitations; however, the Accounts Receivable Facility was not reduced by any such borrowing base limitations at September 30, 2018. As of September 30, 2018, there were outstanding borrowings of $93.2 million under the Accounts Receivable Facility, which reduced the availability under this facility to $6.8 million. The cost of this facility, which is the prevailing commercial paper rate plus facility fees, is considered a financing cost and is included in "Interest expense" in the Consolidated Statements of Income.

The lines of credit for certain of the Company’s foreign subsidiaries provide for short-term borrowings up to $284.5 million in the aggregate. Most of these lines of credit are uncommitted. At September 30, 2018, the Company’s foreign subsidiaries had borrowings outstanding of $37.0 million and bank guarantees of $0.5 million, which reduced the aggregate availability under these facilities to $247.0 million.

Long-term debt at September 30, 2018 and December 31, 2017 was as follows:

	September 30, 2018	December 31, 2017
Fixed-rate Medium-Term Notes, Series A(1), maturing at various dates through May 2028, with interest rates ranging from 6.74% to 7.76%	$154.6	$154.5
Fixed-rate Senior Unsecured Notes(1), maturing on September 1, 2024, with an interest rate of 3.875%	347.5	346.9
Variable-rate Senior Credit Facility with a weighted-average interest rate of 2.43% at September 30, 2018 and 1.83% at December 31, 2017	65.2	52.0
Variable-rate Accounts Receivable Facility with an interest rate of 3.05% at September 30, 2018	93.2	—
Fixed-rate Euro Senior Unsecured Notes(1), maturing on September 7, 2027, with an interest rate of 2.02%	173.4	179.3
Variable-rate Euro Term Loan(1) with an interest rate of 1.13% at September 30, 2018 and December 31, 2017	108.3	119.7
Fixed-rate Senior Unsecured Notes(1), maturing on December 15, 2028, with an interest rate of 4.50%	396.0	—
Variable-rate Term Loan(1) with an interest rate of 3.38% at September 30, 2018	349.2	—
Other	5.7	4.5
	1,693.1	856.9
Less: Current maturities	11.4	2.7
Long-term debt	$1,681.7	$854.2

(1) Net of discounts and fees
The Company has a $500 million Amended and Restated Credit Agreement ("Senior Credit Facility"), which matures on June 19, 2020. At September 30, 2018, the Company had $65.2 million of outstanding borrowings under the Senior Credit Facility, which reduced the availability under this facility to $434.8 million. The Senior Credit Facility has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At September 30, 2018, the Company was in full compliance with both of these covenants.

On September 6, 2018, the Company issued $400 million aggregate principal amount of fixed-rate 4.50% senior unsecured notes that mature on December 15, 2028 (the "2028 Notes"). On September 11, 2018, the Company entered into a $350 million variable-rate term loan that matures on September 11, 2023 (the "2023 Term Loan"). Proceeds from the 2028 Notes and the 2023 Term Loan were used to fund the acquisitions of Cone Drive and Rollon, which closed on September 1, 2018 and September 18, 2018, respectively.

On September 7, 2017, the Company issued €150 million aggregate principal amount of fixed-rate 2.02% senior unsecured notes that mature on September 7, 2027 (the "2027 Notes"). On September 18, 2017, the Company entered into a €100 million variable-rate term loan that matures on September 18, 2020 (the "2020 Term Loan"). On June 14, 2018, the Company repaid €6.5 million under the 2020 Term Loan, reducing the principal balance to €93.5 million as of September 30, 2018. Proceeds from the 2027 Notes and the 2020 Term Loan were used to repay amounts drawn from the Senior Credit Facility to fund the acquisition of Groeneveld, which closed on July 3, 2017.

All of these debt instruments, except the 2028 Notes, have two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. These covenants are similar to those in the Senior Credit Facility. At September 30, 2018, the Company was in full compliance with both of these covenants.

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

The Company had total environmental accruals of $5.6 million and $5.0 million for various known environmental matters that are probable and reasonably estimable as of September 30, 2018 and December 31, 2017, respectively, which includes the Lovejoy matter discussed above. These accruals were recorded based upon the best estimate of costs to be incurred in light of the progress made in determining the magnitude of remediation costs, the timing and extent of remedial actions required by governmental authorities and the amount of the Company’s liability in proportion to other responsible parties.

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

Product Warranties:
In addition to the contingencies above, the Company provides limited warranties on certain of its products. The following table is a rollforward of the warranty liability for the nine months ended September 30, 2018 and the twelve months ended December 31, 2017:

	September 30, 2018	December 31, 2017
Beginning balance, January 1	$5.8	$6.9
Additions	3.3	2.7
Payments	(1.6)	(3.8)
Ending balance	$7.5	$5.8

The product warranty liability at September 30, 2018 and December 31, 2017 was included in "Other current liabilities" on the Consolidated Balance Sheets.

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

Note 8 - Equity

The changes in the components of equity for the nine months ended September 30, 2018 were as follows:

		The Timken Company Shareholders
	Total	Stated Capital	Other Paid-In Capital	Earnings Invested in the Business	Accumulated Other Comprehensive (Loss)	Treasury Stock	Non- controlling Interest
Balance at December 31, 2017	$1,474.9	$53.1	$903.8	$1,408.4	$(38.3)	$(884.3)	$32.2
Cumulative effect of the new revenue standard (net of income tax benefit of $2.6 million)	7.7			7.7
Cumulative effect of ASU 2018-02	—			0.7	(0.7)
Net income	244.7			242.8			1.9
Foreign currency translation adjustment	(62.5)				(53.8)		(8.7)
Change in fair value of derivative financial instruments, net of reclassifications	4.0				4.0
Shares issued for the acquisition of ABC Bearings	66.0		30.9				35.1
Dividends – $0.83 per share	(64.2)			(64.2)
Stock-based compensation	25.5		25.5
Stock purchased at fair market value	(63.0)					(63.0)
Stock option exercise activity	12.7		(3.7)			16.4
Restricted share activity	—		(11.4)			11.4
Shares surrendered for taxes	(5.4)					(5.4)
Balance at September 30, 2018	$1,640.4	$53.1	$945.1	$1,595.4	$(88.8)	$(924.9)	$60.5
On August 30, 2018, the Company's majority-owned subsidiary, Timken India, issued 7.2 million shares to complete the acquisition of ABC Bearings. The fair value of the shares issued was $66.0 million. The issuance of shares diluted the Company's controlling interest in Timken India from 75% to 67.8%. Refer to Note 3 - Acquisitions and Divestitures for more information on the preliminary purchase accounting for the acquisition of ABC Bearings.

Note 9 - Accumulated Other Comprehensive Income (Loss)

The following tables present details about components of accumulated other comprehensive loss for the three and nine months ended September 30, 2018 and 2017, respectively:

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at June 30, 2018	$(70.4)	$(0.4)	$0.9	$(69.9)
Other comprehensive (loss) income before reclassifications and income taxes	(24.2)	—	1.0	(23.2)
Amounts reclassified from accumulated other comprehensive (loss) income, before income tax	—	—	(1.5)	(1.5)
Income tax expense	—	—	0.1	0.1
Net current period other comprehensive loss, net of income taxes	(24.2)	—	(0.4)	(24.6)
Noncontrolling interest	5.7	—	—	5.7
Net current period comprehensive loss, net of income taxes and noncontrolling interest	(18.5)	—	(0.4)	(18.9)
Balance at September 30, 2018	$(88.9)	$(0.4)	$0.5	$(88.8)

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2017	$(35.1)	$(0.3)	$(2.9)	$(38.3)
Cumulative effect of ASU 2018-02	—	(0.1)	(0.6)	(0.7)
Balance at January 1, 2018	(35.1)	(0.4)	(3.5)	(39.0)
Other comprehensive (loss) income before reclassifications and income tax	(62.5)	—	5.0	(57.5)
Amounts reclassified from accumulated other comprehensive (loss) income, before income tax	—	—	0.3	0.3
Income tax benefit	—	—	(1.3)	(1.3)
Net current period other comprehensive (loss) income, net of income taxes	(62.5)	—	4.0	(58.5)
Noncontrolling interest	8.7	—	—	8.7
Net current period comprehensive (loss) income, net of income taxes, noncontrolling interest and cumulative effect of accounting change	(53.8)	(0.1)	3.4	(50.5)
Balance at September 30, 2018	$(88.9)	$(0.4)	$0.5	$(88.8)

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at June 30, 2017	$(49.9)	$1.6	$(1.8)	$(50.1)
Other comprehensive income (loss) before reclassifications and income taxes	10.9	—	(4.0)	6.9
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	0.1	0.9	1.0
Income tax expense	—	—	1.1	1.1
Net current period other comprehensive income (loss), net of income taxes	10.9	0.1	(2.0)	9.0
Noncontrolling interest	0.1	—	—	0.1
Net current period comprehensive income (loss), net of income taxes and noncontrolling interest	11.0	0.1	(2.0)	9.1
Balance at September 30, 2017	$(38.9)	$1.7	$(3.8)	$(41.0)

	Foreign currency translation adjustments	Pension and postretirement liability adjustments	Change in fair value of derivative financial instruments	Total
Balance at December 31, 2016	$(79.8)	$1.5	$0.4	$(77.9)
Other comprehensive income (loss) before reclassifications and income taxes	42.8	—	(7.1)	35.7
Amounts reclassified from accumulated other comprehensive income (loss), before income tax	—	0.3	0.4	0.7
Income tax expense (benefit)	—	(0.1)	2.5	2.4
Net current period other comprehensive income (loss), net of income taxes	42.8	0.2	(4.2)	38.8
Noncontrolling interest	(1.9)	—	—	(1.9)
Net current period comprehensive income (loss), net of income taxes and noncontrolling interest	40.9	0.2	(4.2)	36.9
Balance at September 30, 2017	$(38.9)	$1.7	$(3.8)	$(41.0)

Other comprehensive income (loss) before reclassifications and income taxes includes the effect of foreign currency.

Note 10 - Earnings Per Share

The following table sets forth the reconciliation of the numerator and the denominator of basic earnings per share and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to The Timken Company	$71.6	$53.5	$242.8	$174.2
Less: undistributed earnings allocated to nonvested stock	—	—	—	—
Net income available to common shareholders for basic and diluted earnings per share	$71.6	$53.5	$242.8	$174.2
Denominator:
Weighted average number of shares outstanding - basic	76,903,395	77,694,974	77,332,209	77,766,828
Effect of dilutive securities:
Stock options and awards - based on the treasury stock method	1,524,710	1,109,322	1,313,294	1,123,102
Weighted average number of shares outstanding, assuming dilution of stock options and awards	78,428,105	78,804,296	78,645,503	78,889,930
Basic earnings per share	$0.93	$0.69	$3.14	$2.24
Diluted earnings per share	$0.91	$0.68	$3.09	$2.21

The exercise prices for certain stock options that the Company has awarded exceeded the average market price of the Company’s common shares during each period presented. Such stock options are antidilutive and were not included in the computation of diluted earnings per share. The antidilutive stock options outstanding during the three months ended September 30, 2018 and 2017 were 923,588 and 473,694, respectively. During the nine months ended September 30, 2018 and 2017, the antidilutive stock options outstanding were 852,318 and 529,020, respectively.

Note 11 - Revenue

The following table presents details deemed most relevant to the users of the financial statements about total revenue for the three and nine months ended September 30, 2018 and 2017, respectively:

	Three Months Ended			Three Months Ended
	September 30, 2018			September 30, 2017
	Mobile	Process	Total	Mobile(1)	Process(1)	Total(1)
United States	$255.3	$192.9	$448.2	$231.6	$163.0	$394.6
Americas excluding United States	51.6	42.9	94.5	48.1	37.5	85.6
Europe / Middle East / Africa	89.3	86.0	175.3	84.2	70.7	154.9
Asia-Pacific	68.0	95.3	163.3	58.9	77.4	136.3
Net sales	$464.2	$417.1	$881.3	$422.8	$348.6	$771.4

	Nine Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2017
	Mobile	Process	Total	Mobile(1)	Process(1)	Total(1)
United States	$774.4	$561.5	$1,335.9	$707.2	$490.0	$1,197.2
Americas excluding United States	160.3	132.0	292.3	133.3	110.0	243.3
Europe / Middle East / Africa	292.5	266.4	558.9	213.8	196.7	410.5
Asia-Pacific	214.6	269.0	483.6	159.9	214.9	374.8
Net sales	$1,441.8	$1,228.9	$2,670.7	$1,214.2	$1,011.6	$2,225.8
(1) Prior period amounts have not been adjusted under the modified retrospective adoption method.

When reviewing revenues by sales channel, the Company separates net sales to original equipment manufacturers from sales to distributors and end users. The following table presents the percent of revenues by sales channel for the nine months ended September 30, 2018:

Nine Months Ended
Revenue by sales channel	September 30, 2018
Original equipment manufacturers	58%
Distribution/end users	42%
In addition to disaggregating revenue by segment and geography and by sales channel as shown above, the Company believes information about the timing of transfer of goods or services, type of customer and distinguishing service revenue from product sales is also relevant. During the nine months ended September 30, 2018, approximately 9% of total net sales were recognized on an over-time basis because of the continuous transfer of control to the customer, with the remainder recognized as of a point in time. The payment terms with the U.S. government or its contractors, which represented approximately 7% of total net sales, differ from those of non-government customers. Finally, approximately 2% of total net sales represented service revenue.

Remaining Performance Obligations:
Remaining performance obligations represent the transaction price of orders meeting the definition of a contract in the new revenue standard for which work has not been performed and excludes unexercised contract options. Performance obligations having a duration of more than one year are concentrated in contracts for certain products and services provided to the U.S. government or its contractors. The aggregate amount of the transaction price allocated to remaining performance obligations for such contracts with a duration of more than one year was approximately $146 million at September 30, 2018.

Unbilled Receivables:
The following table contains a rollforward of unbilled receivables for the nine months ended September 30, 2018:

September 30, 2018
Beginning balance, January 1	$100.5
Additional unbilled revenue recognized	229.1
Less: amounts billed to customers	(192.3)
Ending balance	$137.3

There were no impairment losses recorded on unbilled receivables for the nine months ended September 30, 2018.

Note 12 - Segment Information

The primary measurement used by management to measure the financial performance of each segment is earnings before interest and taxes ("EBIT").

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales:
Mobile Industries	$464.2	$422.8	$1,441.8	$1,214.2
Process Industries	417.1	348.6	1,228.9	1,011.6
Net sales	$881.3	$771.4	$2,670.7	$2,225.8
Segment EBIT:
Mobile Industries	$50.6	$35.0	$156.2	$102.0
Process Industries	81.8	61.7	254.0	166.0
Total EBIT, for reportable segments	$132.4	$96.7	$410.2	$268.0
Corporate expenses	(17.9)	(12.1)	(47.2)	(36.4)
Pension-related charges	(5.3)	—	(3.1)	(4.4)
Interest expense	(12.5)	(10.1)	(33.2)	(26.5)
Interest income	0.6	0.7	1.5	2.0
Income before income taxes	$97.3	$75.2	$328.2	$202.7

Note 13 - Retirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s defined benefit pension plans. The amounts for the three and nine months ended September 30, 2018 are based on calculations prepared by the Company's actuaries and represent the Company’s best estimate of the respective period’s proportionate share of the amounts to be recorded for the year ending December 31, 2018.

	U.S. Plans		International Plans		Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2018	2017	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$3.3	$3.1	$0.4	$0.4	$3.7	$3.5
Interest cost	6.0	6.2	1.8	1.9	7.8	8.1
Expected return on plan assets	(7.6)	(7.0)	(2.9)	(2.9)	(10.5)	(9.9)
Amortization of prior service cost	0.4	0.3	0.1	0.1	0.5	0.4
Recognition of actuarial losses	4.8	—	—	—	4.8	—
Net periodic benefit cost	$6.9	$2.6	$(0.6)	$(0.5)	$6.3	$2.1

	U.S. Plans		International Plans		Total
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$9.7	$9.2	$1.2	$1.2	$10.9	$10.4
Interest cost	17.7	18.5	5.5	5.6	23.2	24.1
Expected return on plan assets	(22.2)	(21.0)	(8.8)	(8.3)	(31.0)	(29.3)
Amortization of prior service cost	1.2	1.0	0.1	0.1	1.3	1.1
Recognition of actuarial losses	2.4	4.4	—	—	2.4	4.4
Net periodic benefit cost	$8.8	$12.1	$(2.0)	$(1.4)	$6.8	$10.7

During the three and nine months ended September 30, 2018, the Company recognized actuarial losses of $4.8 million and $2.4 million, respectively. During the nine months ended September 30, 2017, the Company recognized actuarial losses of $4.4 million. The remeasurements were required in each period as a result of lump sum payments to new retirees exceeding service and interest costs for one of the Company's U.S. defined benefit pension plans.

Note 14 - Other Postretirement Benefit Plans
The following table sets forth the net periodic benefit cost for the Company’s other postretirement benefit plans. The amounts for the three and nine months ended September 30, 2018 are based on calculations prepared by the Company's actuaries and represent the Company’s best estimate of the respective period’s proportionate share of the amounts to be recorded for the year ending December 31, 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Components of net periodic benefit cost:
Service cost	$—	$—	$0.1	$0.1
Interest cost	1.9	2.3	5.6	6.8
Expected return on plan assets	(0.9)	(1.4)	(2.8)	(4.2)
Amortization of prior service credit	(0.4)	(0.3)	(1.2)	(0.8)
Net periodic benefit cost	$0.6	$0.6	$1.7	$1.9

Note 15 - Income Taxes

The Company's provision for income taxes in interim periods is computed by applying the estimated annual effective tax rates to income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded during the period(s) in which they occur.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Provision for income taxes	$25.0	$21.1	$83.5	$28.5
Effective tax rate	25.7%	28.1%	25.4%	14.1%

The income tax expense for the three and nine months ended September 30, 2018 was calculated using the forecasted multi-jurisdictional annual effective tax rates to determine a blended annual effective tax rate. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily due to the projected mix of earnings in international jurisdictions with relatively higher tax rates, losses in jurisdictions with no tax benefit due to valuation allowances and U.S. state and local income taxes.

The effective tax rate of 25.7% for the three months ended September 30, 2018 is lower than the three months ended September 30, 2017 primarily due to the reduction of the federal statutory rate from 35% to 21% from U.S. Tax Reform beginning in 2018, partially offset by other U.S. Tax Reform provisions that reduced certain federal income tax deductions and created new foreign income inclusions.

The effective tax rate of 25.4% for the nine months ended September 30, 2018 is higher than the nine months ended September 30, 2017 primarily due to the reversal of accruals for uncertain tax positions in 2017 along with U.S. Tax Reform impacts in 2018 that reduced certain federal income tax deductions and created new foreign income inclusions. This was partially offset by the reduced federal statutory rate from 35% to 21% beginning in 2018.

U.S. Tax Reform was enacted on December 22, 2017 and significantly revised U.S. corporate income tax law, including reducing the U.S. federal statutory rate from 35% to 21%. U.S. Tax Reform requires companies to pay a one-time net charge related to the taxation of unremitted foreign earnings and creates new taxes, including a tax on certain foreign sourced earnings known as the global intangible low-taxed income (“GILTI”) tax. In addition, on December 22, 2017, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of U.S. Tax Reform. In accordance with SAB 118, the accounting for the tax effects of U.S. Tax Reform is not complete as of September 30, 2018; however, provisional estimates have been made.

Provisional estimates of $25.2 million for the one-time net charge related to the taxation of unremitted foreign earnings and $10.1 million related to the remeasurement of U.S. deferred tax balances to reflect the new U.S. corporate income tax rate were recognized as components of income tax expense in the year ended December 31, 2017. For the nine months ended September 30, 2018, the Company recorded $1.9 million of tax benefit for remeasurement of net U.S. deferred tax balances as a result of additional federal and state regulatory guidance issued, for adjustments to finalize the purchase accounting for Groeneveld and adjustments to provisional estimates of U.S. deferred tax assets included in the 2017 U.S. federal income tax return. Over the same period, the Company recorded $2.5 million of tax expense for changes in the provisional estimate of the 2017 one-time net charge related to the taxation of unremitted foreign earnings as a result of additional federal and state regulatory guidance issued and the filing of the Company's 2017 U.S. federal income tax return.

The Company continues to analyze the effects of U.S. Tax Reform during the one-year SAB 118 measurement period and the final conclusions may materially differ from the provisional estimates. Additional information including refined computations and evaluation of future treasury regulations, tax law technical corrections and other notices and rulings are still needed to prepare a more complete analysis related to the provisional estimates. Subsequent adjustments to the Company’s provisional estimates will be recorded in current tax expense in the fourth quarter of 2018 when the analysis is complete.

A provisional estimate for the GILTI provisions was not recognized as a component of income tax expense in the year ended December 31, 2017 as the Company had not completed its assessment or made an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to record it as a period cost if and when incurred. At September 30, 2018, given the complexity of the GILTI provisions, the Company is still evaluating the effects and determining projections of future taxable income that are subject to the GILTI provisions. The Company has included GILTI related to current-year operations only in the forecasted annual effective tax rate and has not provided additional GILTI as a deferred amount.

No additional income tax provision has been made on any remaining undistributed foreign earnings not subject to the one-time net charge related to the taxation of unremitted foreign earnings or any additional outside basis difference as these amounts continue to be indefinitely reinvested in foreign operations. The Company will continue to evaluate the need to change its indefinite reinvestment assertion and will account for the change in the quarter when the analysis is complete.

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

The following tables present the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$132.4	$130.9	$1.5	$—
Cash and cash equivalents measured at net asset value	21.3
Restricted cash	1.3	1.3	—	—
Short-term investments	16.5	2.1	14.4	—
Short-term investments measured at net asset value	0.1
Foreign currency hedges	6.3	—	6.3	—
Total Assets	$177.9	$134.3	$22.2	$—
Liabilities:
Foreign currency hedges	$1.1	$—	$1.1	$—
Total Liabilities	$1.1	$—	$1.1	$—

	December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$108.5	$107.3	$1.2	$—
Cash and cash equivalents measured at net asset value	13.1
Restricted cash	3.8	3.8	—	—
Short-term investments	16.2	—	16.2	—
Short-term investments measured at net asset value	0.2
Foreign currency hedges	1.3	—	1.3	—
Total Assets	$143.1	$111.1	$18.7	$—
Liabilities:
Foreign currency hedges	$7.1	$—	$7.1	$—
Total Liabilities	$7.1	$—	$7.1	$—

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

Additionally, the Company remeasures certain assets to fair value, using Level 3 measurements, as a result of the occurrence of triggering events such as purchase accounting for acquisitions. See Note 3 - Acquisitions and Divestitures for further discussion.
No other material assets were measured at fair value on a nonrecurring basis during the nine months ended September 30, 2018 and 2017, respectively.

Financial Instruments:
The Company’s financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable, short-term borrowings and long-term debt. Due to their short-term nature, the carrying value of cash and cash equivalents, short-term investments, accounts receivable, trade accounts payable and short-term borrowings are a reasonable estimate of their fair value. Due to the nature of fair value calculations for variable-rate debt, the carrying value of the Company's long-term variable-rate debt is a reasonable estimate of its fair value. The fair value of the Company’s long-term fixed-rate debt, based on quoted market prices, was $1,080.2 million and $720.3 million at September 30, 2018 and December 31, 2017, respectively. The carrying value of this debt was $1,073.6 million and $682.4 million at September 30, 2018 and December 31, 2017, respectively. The fair value of long-term fixed-rate debt was measured using Level 2 inputs.

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

The Company does not purchase or hold any derivative financial instruments for trading purposes. As of September 30, 2018 and December 31, 2017, the Company had $347.6 million and $386.9 million, respectively, of outstanding foreign currency forward contracts at notional value. Refer to Note 16 - Fair Value for the fair value disclosure of derivative financial instruments.

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

The following table presents the fair value of the Company's derivative instruments at September 30, 2018 and December 31, 2017. Those balances are presented within "Other non-current assets" and "Other non-current liabilities" in the Consolidated Balance Sheets.

	Asset Derivatives		Liability Derivatives
Derivatives designated as hedging instruments:	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Foreign currency forward contracts	$3.4	$0.5	$0.3	$2.1

Derivatives not designated as hedging instruments:
Foreign currency forward contracts	2.9	0.8	0.8	5.0
Total Derivatives	$6.3	$1.3	$1.1	$7.1

The following tables present the impact of derivative instruments for the three and nine months ended September 30, 2018 and 2017, respectively, and their location within the Consolidated Statements of Income:

	Amount of gain or (loss) recognized in Other Comprehensive Loss
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in cash flow hedging relationships:	2018	2017	2018	2017
Foreign currency forward contracts	$1.0	$(1.6)	$5.0	$(4.7)
Interest rate swaps	—	(2.4)	—	(2.4)
Total	$1.0	$(4.0)	$5.0	$(7.1)

		Amount of gain or (loss) reclassified from Accumulated Other Comprehensive Loss into income (effective portion)
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in cash flow hedging relationships:	Location of gain or (loss) recognized in income	2018	2017	2018	2017
Foreign currency forward contracts	Cost of products sold	$1.6	$(0.9)	$0.2	$(0.2)
Interest rate swaps	Interest expense	(0.1)	—	(0.5)	(0.2)
Total		$1.5	$(0.9)	$(0.3)	$(0.4)

		Amount of gain or (loss) recognized in income
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives not designated as hedging instruments:	Location of gain or (loss) recognized in income	2018	2017	2018	2017
Foreign currency forward contracts	Other income (expense), net	$(0.8)	$2.7	$6.4	$(5.6)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in millions, except per share data)

Overview
Introduction:

The Timken Company engineers, manufactures and markets bearings, gear drives, automated lubrication systems, belts, chain, couplings, industrial clutches and brakes and linear motion products and offers a spectrum of powertrain rebuild and repair services. The leading authority on tapered roller bearings, Timken today applies its deep knowledge of metallurgy, tribology and power transmission across a variety of bearings and related systems to improve the reliability and efficiency of machinery and equipment all around the world. The Company’s growing product and services portfolio features many strong industrial brands, such as Timken®, Fafnir®, Philadelphia Gear®, Lovejoy®, Groeneveld®, Rollon® and Cone Drive®. Known for its quality products and collaborative technical sales model, Timken posted $3 billion in sales in 2017. With more than 17,000 employees operating from 33 countries, Timken makes the world more productive and keeps industry in motion. The Company operates under two reportable segments: (1) Mobile Industries and (2) Process Industries. The following further describes these business segments:

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

•
Process Industries serves OEM and end-user customers in industries that place heavy demands on the fixed operating equipment they make or use in heavy and other general industrial sectors. This includes metals, cement and aggregate production; coal power generation and renewable energy sources; oil and gas extraction and refining; pulp and paper and food processing; automation and robotics; and health and critical motion control equipment. Other applications include marine equipment, gear drives, cranes, hoists and conveyors. This segment also supports aftermarket sales and service needs through its global network of authorized industrial distributors and through the provision of services directly to end users.

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

Deploying Capital to Drive Shareholder Value. The Company is intently focused on providing the highest returns for shareholders through its capital allocation framework, which includes: (1) investing in the core business through capital expenditures, research and development and other organic growth initiatives; (2) pursuing strategic acquisitions to broaden its portfolio and capabilities across diverse markets, with a focus on bearings, adjacent power transmission products and related services; and (3) returning capital to shareholders through dividends and share repurchases. As part of this framework, the Company may also restructure, reposition or divest underperforming product lines or assets.

The following highlights the Company's recent significant strategic accomplishment:

•
On September 19, 2018, the Company divested the ICT Business, located in Gorinchem, Netherlands. The Company acquired the business in July 2017 as part of the Groeneveld acquisition. The ICT Business, a non-core telematics business, is separate from the Groeneveld lubrications solutions business and employed approximately 70 people. The ICT Business had sales of approximately $15 million for the twelve months ended September 30, 2018.

•
On September 18, 2018, the Company completed the acquisition of Rollon, a leader in engineered linear motion products, specializing in the design and manufacture of linear guides, telescopic rails and linear actuators used in a wide range of attractive applications such as passenger rail, aerospace, packaging and logistics, medical and automation. Rollon, located near Milan, Italy, has manufacturing operations in Italy, Germany and the U.S. with expected annual sales of approximately $140 million.

•
On September 1, 2018, the Company completed the acquisition of Cone Drive, a leader in precision drives used in diverse markets including solar, automation, aerial platforms and food and beverage. Cone Drive, located in Traverse City, Michigan, operates in the U.S. and China with expected annual sales of approximately $100 million.

•
On August 30, 2018, the Company's majority-owned subsidiary, Timken India, completed the acquisition of ABC Bearings. ABC Bearings is a manufacturer of tapered, cylindrical and spherical roller bearings and slewing rings in India with expected annual sales of approximately $30 million.

Overview:

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Net sales	$881.3	$771.4	$109.9	14.2%
Net income	72.3	54.1	18.2	33.6%
Net income attributable to noncontrolling interest	0.7	0.6	0.1	16.7%
Net income attributable to The Timken Company	$71.6	$53.5	$18.1	33.8%
Diluted earnings per share	$0.91	$0.68	$0.23	33.8%
Average number of shares – diluted	78,428,105	78,804,296	—	(0.5)%

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Net sales	$2,670.7	$2,225.8	$444.9	20.0%
Net income	244.7	174.2	70.5	40.5%
Net income attributable to noncontrolling interest	1.9	—	1.9	NM
Net income attributable to The Timken Company	$242.8	$174.2	$68.6	39.4%
Diluted earnings per share	$3.09	$2.21	$0.88	39.8%
Average number of shares – diluted	78,645,503	78,889,930	—	(0.3)%
The increase in net sales for the third quarter of 2018 compared with the third quarter of 2017 was primarily due to organic revenue growth driven by improved end-market demand, the impact of higher pricing and the benefit of acquisitions, primarily offset by the unfavorable impact of foreign currency exchange rate changes. The increase in net income for the third quarter of 2018 compared with the third quarter of 2017 was primarily due to improved performance across the business, driven by the impact of higher volume and favorable price/mix, partially offset by higher material and logistics costs (including tariffs), higher pension actuarial losses ("mark-to-market charges") and higher acquisition-related charges.

The increase in net sales for the first nine months of 2018 compared with the first nine months of 2017 was primarily due to organic revenue growth driven by improved end-market demand, the benefit of acquisitions and the favorable impact of foreign currency exchange rate changes. The change in net income for the first nine months of 2018 compared with the first nine months of 2017 was primarily due to improved performance across the business, driven by the impact of higher volume, favorable price/mix, improved manufacturing performance and the net benefit of acquisitions. These factors were partially offset by the impact of higher material and logistics costs (including tariffs), as well as higher SG&A, income tax and interest expenses.

Outlook:
The Company expects 2018 full-year sales to increase approximately 19.5% compared with 2017 primarily due to increased demand across most end-market sectors and the benefit of acquisitions, including the recently completed ABC Bearings, Cone Drive and Rollon acquisitions. The Company's earnings are expected to be higher in 2018 compared with 2017, primarily due to the impact of higher volume, favorable price/mix, the benefit of acquisitions, improved manufacturing performance, and the impact of lower mark-to-market charges, partially offset by higher material, logistics and SG&A costs, as well as higher income tax and interest expenses. The 2018 outlook does not account for mark-to-market charges that will be recognized in the fourth quarter of 2018 because the amount will not be known until incurred.

The Company expects to generate operating cash of approximately $375 million in 2018, an increase from 2017 of approximately $138 million or 58%. The Company expects capital expenditures of approximately $115 million in 2018, compared with $105 million in 2017.

The Statement of Income

Sales:

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Net Sales	$881.3	$771.4	$109.9	14.2%

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Net Sales	$2,670.7	$2,225.8	$444.9	20.0%
Net sales increased for the third quarter of 2018 compared with the third quarter of 2017, primarily due to higher organic revenue of $106 million and the benefit of acquisitions of $18 million, partially offset by the unfavorable impact of foreign currency exchange rate changes of $14 million. The increase in organic revenue was driven by improved demand across most of the Company's end-market sectors, as well as the impact of higher pricing.

Net sales increased for the first nine months of 2018 compared with the first nine months of 2017, primarily due to higher organic revenue of $326 million, the benefit of acquisitions of $99 million and the favorable impact of foreign currency exchange rate changes of $21 million. The increase in organic revenue was driven by improved demand across most of the Company's end-market sectors, as well as the impact of higher pricing.

Gross Profit:

	Three Months Ended September 30,
	2018	2017	$ Change	Change
Gross profit	$253.3	$216.1	$37.2	17.2%
Gross profit % to net sales	28.7%	28.0%		70	bps

	Nine Months Ended September 30,
	2018	2017	$ Change	Change
Gross profit	$785.6	$599.4	$186.2	31.1%
Gross profit % to net sales	29.4%	26.9%		250	bps
Gross profit increased in the third quarter of 2018 compared with the third quarter of 2017, primarily due to the impact of higher volume of $36 million, favorable price/mix of $9 million and the benefit of acquisitions of $6 million. These factors were partially offset by higher material and logistics costs of $12 million (including tariffs).
Gross profit increased in the first nine months of 2018 compared with the first nine months of 2017, primarily due to the impact of higher volume of $113 million, favorable price/mix of $45 million, the benefit of acquisitions of $39 million, and improved manufacturing performance of $19 million. These factors were partially offset by higher material and logistics costs of $33 million (including tariffs).

Selling, General and Administrative Expenses:

	Three Months Ended September 30,
	2018	2017	$ Change	Change
Selling, general and administrative expenses	$142.0	$134.0	$8.0	6.0%
Selling, general and administrative expenses % to net sales	16.1%	17.4%		(130) bps

	Nine Months Ended September 30,
	2018	2017	$ Change	Change
Selling, general and administrative expenses	$432.4	$375.5	$56.9	15.2%
Selling, general and administrative expenses % to net sales	16.2%	16.9%		(70) bps
The increase in SG&A expenses in the third quarter and first nine months of 2018 compared with the third quarter and first nine months of 2017 was primarily due to the impact of acquisitions of $7 million and $26 million, respectively, higher incentive compensation expenses and other spending increases to support the current level of business activity.

Interest Income and Expense:

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Interest expense	$(12.5)	$(10.1)	$(2.4)	23.8%
Interest income	$0.6	$0.7	$(0.1)	(14.3)%

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Interest expense	$(33.2)	$(26.5)	$(6.7)	25.3%
Interest income	$1.5	$2.0	$(0.5)	(25.0)%
The increase in interest expense in the third quarter and first nine months of 2018 compared with the third quarter and first nine months of 2017 was primarily due to an increase in outstanding debt to fund the acquisitions of Groeneveld, Rollon and Cone Drive.

Other Income (Expense):

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Other income, net	$0.5	$3.8	$(3.3)	(86.8)%

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Other income, net	$9.8	$7.1	$2.7	38.0%
The decrease in other income, net for the third quarter of 2018 compared with the third quarter of 2017 was primarily due to higher mark-to-market charges of $4.8 million recognized in the third quarter of 2018, partially offset by higher foreign currency exchange gains of $2.5 million. The increase in other income, net for the first nine months of 2018 compared with the first nine months of 2017 was primarily due to lower mark-to-market charges of $2.0 million. Refer to Note 13 - Retirement Benefit Plans for more information. The mark-to-market charges were required in each period as a result of lump sum payments to new retirees exceeding service and interest costs for one of the Company's U.S. defined benefit pension plans.

Income Tax Expense:

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Provision for income taxes	$25.0	$21.1	$3.9	18.5%
Effective tax rate	25.7%	28.1%		(240) bps

	Nine Months Ended September 30,
	2018	2017	$ Change	Change
Provision for income taxes	$83.5	$28.5	$55.0	193.0%
Effective tax rate	25.4%	14.1%		NM
Income tax expense increased $4 million for the third quarter of 2018 compared with the third quarter of 2017 primarily due to higher pre-tax earnings and U.S. Tax Reform regulations which reduced certain federal income tax deductions and created new foreign income inclusions. This was partially offset by the reduced U.S. federal statutory rate from 35% to 21% beginning in 2018.

Income tax expense increased $55 million for the first nine months of 2018 compared with the first nine months of 2017 primarily due to the reversal of $34 million of accruals for uncertain tax positions (including related interest) during 2017 based on the expiration of various statutes of limitations. Income tax expense also increased due to higher pre-tax earnings and U.S. Tax Reform regulations which reduced certain federal income tax deductions and created new foreign income inclusions. This was partially offset by the reduced U.S. federal statutory rate from 35% to 21% beginning in 2018.

Refer to Note 15 - Income Taxes for more information on the computation of the income tax expense in interim periods.

Business Segments

The Company's reportable segments are business units that serve different industry sectors. While the segments often operate using shared infrastructure, each reportable segment is managed to address specific customer needs in these diverse market sectors. The primary measurement used by management to measure the financial performance of each segment is EBIT. Refer to Note 12 - Segment Information for the reconciliation of EBIT by segment to consolidated income before income taxes.

The presentation of segment results below includes a reconciliation of the changes in net sales for each segment reported in accordance with U.S. GAAP to net sales adjusted to remove the effects of acquisitions completed in 2018 and 2017 and foreign currency exchange rate changes. The effects of acquisitions and foreign currency exchange rate changes on net sales are removed to allow investors and the Company to meaningfully evaluate the percentage change in net sales on a comparable basis from period to period.

The following items highlight the Company's acquisitions completed in 2017 and the first nine months of 2018 by segment based on the customers and underlying markets served:

•
The Company acquired ABC Bearings, Cone Drive and Rollon during the third quarter of 2018. Substantially all of the results for ABC Bearings are reported in the Mobile Industries segment. Substantially all of the results for Cone Drive and Rollon are reported in the Process Industries segment.

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

Mobile Industries Segment:

	Three Months Ended September 30,
	2018	2017	$ Change	Change
Net sales	$464.2	$422.8	$41.4	9.8%
EBIT	$50.6	$35.0	$15.6	44.6%
EBIT margin	10.9%	8.3%		260	bps

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Net sales	$464.2	$422.8	$41.4	9.8%
Less: Acquisitions	3.5	—	3.5	NM
Currency	(7.8)	—	(7.8)	NM
Net sales, excluding the impact of acquisitions and currency	$468.5	$422.8	$45.7	10.8%

	Nine Months Ended September 30,
	2018	2017	$ Change	Change
Net sales	$1,441.8	$1,214.2	$227.6	18.7%
EBIT	$156.2	$102.0	$54.2	53.1%
EBIT margin	10.8%	8.4%		240	bps

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Net sales	$1,441.8	$1,214.2	$227.6	18.7%
Less: Acquisitions	77.3	—	77.3	NM
Currency	6.9	—	6.9	NM
Net sales, excluding the impact of acquisitions and currency	$1,357.6	$1,214.2	$143.4	11.8%
The Mobile Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, increased $46 million or 10.8% in the third quarter of 2018 compared with the third quarter of 2017, reflecting organic growth in the automotive, aerospace, off-highway and heavy truck sectors. EBIT increased by $16 million or 44.6% in the third quarter of 2018 compared with the third quarter of 2017, primarily due to higher volume of $15 million and favorable price/mix. These factors were partially offset by higher material and logistics costs of $7 million.
The Mobile Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, increased $143 million or 11.8% in the first nine months of 2018 compared with the first nine months of 2017, reflecting organic growth across all market sectors. EBIT increased by $54 million or 53.1% in the first nine months of 2018 compared with the first nine months of 2017, primarily due to higher volume of $46 million, improved manufacturing performance of $12 million, the benefit of acquisitions of $11 million, favorable price/mix of $11 million and lower restructuring charges of $8 million. These factors were partially offset by higher material and logistics costs of $20 million and higher SG&A expenses of $11 million.
Full-year sales for the Mobile Industries segment are expected to be up approximately 16% in 2018 compared with 2017. This reflects expected growth across most end-market sectors, led by off-highway, rail and heavy truck, as well as the benefit of acquisitions. EBIT for the Mobile Industries segment is expected to increase in 2018 compared with 2017 primarily due to the impact of higher volume, favorable price/mix, the impact of acquisitions, and improved manufacturing performance, partially offset by higher material, logistics and SG&A costs.

Process Industries Segment:

	Three Months Ended September 30,
	2018	2017	$ Change	Change
Net sales	$417.1	$348.6	$68.5	19.7%
EBIT	$81.8	$61.7	$20.1	32.6%
EBIT margin	19.6%	17.7%		190	bps

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
Net sales	$417.1	$348.6	$68.5	19.7%
Less: Acquisitions	14.5	—	14.5	NM
Currency	(6.2)	—	(6.2)	NM
Net sales, excluding the impact of acquisitions and currency	$408.8	$348.6	$60.2	17.3%

	Nine Months Ended September 30,
	2018	2017	$ Change	Change
Net sales	$1,228.9	$1,011.6	$217.3	21.5%
EBIT	$254.0	$166.0	$88.0	53.0%
EBIT margin	20.7%	16.4%		430	bps

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
Net sales	$1,228.9	$1,011.6	$217.3	21.5%
Less: Acquisitions	21.6	—	21.6	NM
Currency	13.7	—	13.7	NM
Net sales, excluding the impact of acquisitions and currency	$1,193.6	$1,011.6	$182.0	18.0%
The Process Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, increased $60 million or 17.3% in the third quarter of 2018 compared with the third quarter of 2017. The increase was primarily driven by increased demand across the industrial sectors, including original equipment, services and distribution, as well as higher pricing. EBIT increased $20 million or 32.6% in the third quarter of 2018 compared with the third quarter of 2017 primarily due to the impact of higher volume of $23 million and favorable price/mix of $5 million. These factors were partially offset by higher material and logistics costs of $5 million (including tariffs) and higher SG&A expenses.
The Process Industries segment's net sales, excluding the effects of acquisitions and foreign currency exchange rate changes, increased $182 million or 18.0% in the first nine months of 2018 compared with the first nine months of 2017. The increase was primarily driven by increased demand across the industrial sectors, including original equipment, distribution and services, as well as higher pricing. EBIT increased $88 million or 53.0% in the first nine months of 2018 compared with the first nine months of 2017 primarily due to the impact of higher volume of $68 million, favorable price/mix of $34 million, improved manufacturing performance of $7 million and the impact of foreign currency exchange rate changes. These factors were partially offset by higher material and logistics costs of $11 million (including tariffs) and higher SG&A expenses of $14 million.
Full-year sales for the Process Industries segment are expected to be up approximately 24% in 2018 compared with 2017. This reflects expected growth across most industrial sectors, including distribution, original equipment and service sectors, as well as the benefit of acquisitions. EBIT for the Process Industries segment is expected to increase in 2018 compared with 2017 primarily due to the impact of higher volume, favorable price/mix, improved manufacturing performance, and the impact of acquisitions, partially offset by higher SG&A expenses and higher material and logistics costs.

Corporate:

	Three Months Ended September 30,
	2018	2017	$ Change	Change
Corporate expenses	$17.9	$12.1	$5.8	47.9%
Corporate expenses % to net sales	2.0%	1.6%		40 bps

	Nine Months Ended September 30,
	2018	2017	$ Change	Change
Corporate expenses	$47.2	$36.4	$10.8	29.7%
Corporate expenses % to net sales	1.8%	1.6%		20 bps
Corporate expense increased in the third quarter and first nine months of 2018 compared with the third quarter and first nine months of 2017 primarily due to the impact of acquisition-related costs.

The Balance Sheet

The following discussion is a comparison of the Consolidated Balance Sheets at September 30, 2018 and December 31, 2017.

Current Assets:

	September 30, 2018	December 31, 2017	$ Change	% Change
Cash and cash equivalents	$153.7	$121.6	$32.1	26.4%
Restricted cash	1.3	3.8	(2.5)	(65.8)%
Accounts receivable, net	548.6	524.9	23.7	4.5%
Unbilled receivables	137.3	—	137.3	NM
Inventories, net	841.0	738.9	102.1	13.8%
Deferred charges and prepaid expenses	28.4	29.7	(1.3)	(4.4)%
Other current assets	76.0	81.2	(5.2)	(6.4)%
Total current assets	$1,786.3	$1,500.1	$286.2	19.1%
Refer to the "Cash Flows" section for discussion on the change in Cash and cash equivalents. Accounts receivable increased primarily due to higher sales in September 2018 compared to December 2017 and current year acquisitions, partially offset by the reclassification of revenue recognized in excess of billings to Unbilled receivables under the new revenue standard and the impact of foreign currency exchange rate changes. Unbilled receivables increased due to the adoption of the new revenue standard, including the reclassification of revenue recognized in excess of billings of $67 million at December 31, 2017 from accounts receivable. Refer to Note 2 - Significant Accounting Policies for additional information. Inventories increased due to the impact of higher production to meet anticipated customer demand and $56 million from the businesses acquired during the third quarter, partially offset by the impact of foreign currency exchange rate changes.

Property, Plant and Equipment, Net:

	September 30, 2018	December 31, 2017	$ Change	% Change
Property, plant and equipment	$2,448.2	$2,405.6	$42.6	1.8%
Less: accumulated depreciation	(1,561.4)	(1,541.4)	(20.0)	1.3%
Property, plant and equipment, net	$886.8	$864.2	$22.6	2.6%
The increase in net property, plant and equipment in the first nine months of 2018 was primarily due to $68 million from the businesses acquired during the third quarter and capital expenditures of $59 million, partially offset by current-year depreciation of $74 million and the impact of foreign currency exchange rate changes of $30 million.

Other Assets:

	September 30, 2018	December 31, 2017	$ Change	% Change
Goodwill	$965.4	$511.8	$453.6	88.6%
Non-current pension assets	21.7	19.7	2.0	10.2%
Other intangible assets	743.1	420.6	322.5	76.7%
Deferred income taxes	52.3	61.0	(8.7)	(14.3)%
Other non-current assets	43.9	25.0	18.9	75.6%
Total other assets	$1,826.4	$1,038.1	$788.3	75.9%
The increase in goodwill was primarily due to current-year acquisitions. The increase in other intangible assets was primarily due to current-year acquisitions of $366 million, partially offset by current-year amortization of $32 million and the impact of foreign currency exchange rate changes of $8 million.

Current Liabilities:

	September 30, 2018	December 31, 2017	$ Change	% Change
Short-term debt	$37.0	$105.4	$(68.4)	(64.9)%
Current portion of long-term debt	11.4	2.7	8.7	322.2%
Accounts payable	282.8	265.2	17.6	6.6%
Salaries, wages and benefits	133.5	127.9	5.6	4.4%
Income taxes payable	19.2	9.8	9.4	95.9%
Other current liabilities	172.7	160.7	12.0	7.5%
Total current liabilities	$656.6	$671.7	$(15.1)	(2.2)%
The decrease in short-term debt was primarily due to the reclassification of borrowings under the Company's Accounts Receivable Facility from short-term debt to long-term debt due to the recent renewal of the Accounts Receivable Facility for a period of three years (until November 30, 2021). The increase in accounts payable was primarily due to current-year acquisitions.

Non-Current Liabilities:

	September 30, 2018	December 31, 2017	$ Change	% Change
Long-term debt	$1,681.7	$854.2	$827.5	96.9%
Accrued pension cost	171.6	167.3	4.3	2.6%
Accrued postretirement benefits cost	134.0	122.6	11.4	9.3%
Deferred income taxes	152.4	44.0	108.4	246.4%
Other non-current liabilities	62.8	67.7	(4.9)	(7.2)%
Total non-current liabilities	$2,202.5	$1,255.8	$946.7	75.4%
The increase in long-term debt was primarily due to the issuance of $400 million aggregate principal amount of 2028 Notes and $350 million of borrowings under the 2023 Term Loan used to finance the Rollon and Cone Drive acquisitions, as well as the reclassification of borrowings under the Company's Accounts Receivable Facility from short-term debt to long-term debt due to the recent renewal of this agreement for a period of three years (until November 30, 2021). The increase in accrued postretirement benefit costs is primarily due to the acquisition of Cone Drive of $12 million. The increase in deferred income taxes is primarily due to the acquisitions of Rollon, Cone Drive and ABC Bearings.

Shareholders’ Equity:

	September 30, 2018	December 31, 2017	$ Change	% Change
Common shares	$998.2	$956.9	$41.3	4.3%
Earnings invested in the business	1,595.4	1,408.4	187.0	13.3%
Accumulated other comprehensive loss	(88.8)	(38.3)	(50.5)	131.9%
Treasury shares	(924.9)	(884.3)	(40.6)	4.6%
Noncontrolling interest	60.5	32.2	28.3	87.9%
Total shareholders’ equity	$1,640.4	$1,474.9	$165.5	11.2%
Earnings invested in the business in the first nine months of 2018 increased by net income attributable to the Company of $243 million, partially offset by dividends declared of $64 million. The increase in accumulated other comprehensive loss was primarily due to foreign currency adjustments of $54 million. See "Other Matters - Foreign Currency" for further discussion regarding the impact of foreign currency translation.
The increase in treasury shares was primarily due the Company's purchase of 1,371,515 of its common shares for $63 million, partially offset by $22 million of net shares issued for stock compensation plans during the first nine months of 2018. The increase in noncontrolling interest was primarily due to the shares issued for the acquisition of ABC Bearings. Refer to Note 8 - Equity for more information on the acquisition of ABC Bearings.

Cash Flows

	Nine Months Ended September 30,
	2018	2017	$ Change
Net cash provided by operating activities	$195.0	$142.9	$52.1
Net cash used in investing activities	(810.3)	(407.4)	(402.9)
Net cash provided by financing activities	657.3	236.8	420.5
Effect of exchange rate changes on cash	(12.4)	16.6	(29.0)
Increase in cash, cash equivalents and restricted cash	$29.6	$(11.1)	$40.7

Operating Activities:
Operating activities provided net cash of $195 million in the first nine months of 2018, compared with $143 million of net cash provided in the first nine months of 2017. The increase was primarily due to higher net income of $71 million, the favorable impact of income taxes on cash of $54 million and the impact of foreign currency exchange rate changes of $22 million, partially offset by an increase in cash used for working capital items of $122 million. Refer to the table below for additional detail of the impact of each line on net cash provided by operating activities.

The following table displays the impact of working capital items on cash during the first nine months of 2018 and 2017, respectively:

	Nine Months Ended September 30,
	2018	2017	$ Change
Cash (Used) Provided:
Accounts receivable	$(65.7)	$(61.6)	$(4.1)
Unbilled receivables	(37.6)	—	(37.6)
Inventories	(94.3)	(85.4)	(8.9)
Trade accounts payable	(9.9)	55.7	(65.6)
Other accrued expenses	10.2	15.9	(5.7)
Cash used in working capital items	$(197.3)	$(75.4)	$(121.9)

The following table displays the impact of income taxes on cash during the first nine months of 2018 and 2017, respectively:

	Nine Months Ended September 30,
	2018	2017	$ Change
Accrued income tax expense	$83.5	$28.5	$55.0
Income tax payments	(82.0)	(77.2)	(4.8)
Other miscellaneous items	0.2	(3.4)	3.6
Change in income taxes	$1.7	$(52.1)	$53.8
Investing Activities:
Net cash used in investing activities of $810 million in the first nine months of 2018 increased $403 million from the same period in 2017 primarily due to the increase of $418 million in cash used for acquisitions when compared to the prior year, partially offset by $14 million in cash proceeds from the divestiture of the ICT Business.
Financing Activities:
Net cash provided by financing activities was $657 million in the first nine months of 2018 compared with $237 million of net cash provided by financing activities in the first nine months of 2017. The increase in cash provided by financing activities was primarily due to an increase in net borrowings of $452 million during the first nine months of 2018 compared with the first nine months of 2017, primarily needed to fund the Cone Drive and Rollon acquisitions in 2018, partially offset by an increase in cash used for share repurchases of $22 million and a reduction in proceeds from stock option activity of $15 million during the first nine months of 2018 compared with the first nine months of 2017.

Liquidity and Capital Resources:

Reconciliation of total debt to net debt and the ratio of net debt to capital:

Net Debt:

	September 30, 2018	December 31, 2017
Short-term debt	$37.0	$105.4
Current portion of long-term debt	11.4	2.7
Long-term debt	1,681.7	854.2
Total debt	$1,730.1	$962.3
Less: Cash and cash equivalents	153.7	121.6
Restricted cash	1.3	3.8
Net debt	$1,575.1	$836.9

Ratio of Net Debt to Capital:

	September 30, 2018	December 31, 2017
Net debt	$1,575.1	$836.9
Total equity	1,640.4	1,474.9
Net debt plus total equity (capital)	$3,215.5	$2,311.8
Ratio of net debt to capital	49.0%	36.2%

The Company presents net debt because it believes net debt is more representative of the Company's financial position than total debt due to the amount of cash and cash equivalents held by the Company and the ability to utilize such cash and cash equivalents to reduce debt if needed.

At September 30, 2018, $142 million of the Company's $154 million of cash and cash equivalents resided in jurisdictions outside the U.S. It is the Company's practice to use available cash in the U.S. to pay down its Senior Credit Facility or Accounts Receivable Facility in order to minimize total interest expense. Repatriation of non-U.S. cash could be subject to taxes and some portion may be subject to governmental restrictions. Part of the Company's strategy is to grow in attractive market sectors, many of which are outside the U.S. This strategy includes making investments in facilities, equipment and potential new acquisitions. The Company plans to fund these investments, as well as meet working capital requirements, with cash and cash equivalents and unused lines of credit within the geographic location of these investments where feasible.

The Company expects that any cash requirements in excess of cash on hand and cash generated from operating activities will be met by the committed funds available under its Accounts Receivable Facility and Senior Credit Facility. Management believes it has sufficient liquidity to meet its obligations through the term of the Senior Credit Facility and expects to renew the Senior Credit Facility prior to its maturity.

In September 2018, the Company renewed its $100 million Accounts Receivable Facility, which now matures on November 30, 2021. The Accounts Receivable Facility is subject to certain borrowing base limitations and is secured by certain domestic accounts receivable of the Company. Borrowings under the Accounts Receivable Facility were not reduced by any such borrowing base limitations at September 30, 2018. As of September 30, 2018, the Company had $93.2 million in outstanding borrowings, which reduced the availability under the facility to $6.8 million. The interest rate on the Accounts Receivable Facility is variable and was 3.05% as of September 30, 2018, which reflects the prevailing commercial paper rate plus facility fees.

The Company has a $500 million Senior Credit Facility, which matures on June 19, 2020. At September 30, 2018, the Senior Credit Facility had outstanding borrowings of $65.2 million, which reduced the availability to $434.8 million. The Senior Credit Facility has two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. The maximum consolidated leverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0 (3.75 to 1.0 for a limited period up to four quarters following an acquisition with a purchase price of $200 million or greater). As of September 30, 2018, the Company's consolidated leverage ratio was 2.57 to 1.0. The minimum consolidated interest coverage ratio permitted under the Senior Credit Facility is 3.5 to 1.0. As of September 30, 2018, the Company's consolidated interest coverage ratio was 16.03 to 1.0.

The interest rate under the Senior Credit Facility is variable and represents a blended U.S. Dollar and Euro rate with a spread based on the Company's debt rating and outstanding borrowings. This weighted-average rate on outstanding borrowings was 2.43% as of September 30, 2018. In addition, the Company pays a facility fee based on the consolidated leverage ratio multiplied by the aggregate commitments of all of the lenders under the Senior Credit Facility.

Other sources of liquidity include short-term lines of credit for certain of the Company's foreign subsidiaries, which provide for borrowings of up to approximately $285 million. Most of these credit lines are uncommitted. At September 30, 2018, the Company had borrowings outstanding of $37 million and bank guarantees of $1 million, which reduced the aggregate availability under these facilities to approximately $247 million.

On September 6, 2018, the Company issued the 2028 Notes in the aggregate principal amount of $400 million. On September 11, 2018, the Company entered into the 2023 Term Loan and borrowed $350 million. Proceeds from the 2028 Notes and 2023 Term Loan were used to fund the acquisitions of Cone Drive and Rollon, which closed on September 1, 2018 and September 18, 2018, respectively. Refer to Note 6 - Financing Arrangements to the Notes to the Consolidated Financial Statements for additional information.

On September 7, 2017, the Company issued the 2027 Notes in the aggregate principal amount of €150 million. On September 18, 2017, the Company entered into the 2020 Term Loan and borrowed €100 million. On June 14, 2018, the Company repaid approximately €6.5 million, reducing the principal balance to approximately €93.5 million as of September 30, 2018. Proceeds from the 2027 Notes and 2020 Term Loan were used to repay amounts drawn from the Senior Credit Facility to fund the Groeneveld acquisition. Refer to Note 6 - Financing Arrangements to the Notes to the Consolidated Financial Statements for additional information.

All of these debt instruments, except the 2028 Notes and the short-term lines of credit, have two financial covenants: a consolidated leverage ratio and a consolidated interest coverage ratio. At September 30, 2018, the Company was in full compliance with these covenants. The Company expects to remain in compliance with its debt covenants. However, the Company may need to limit its borrowings under the Senior Credit Facility or other facilities in order to remain in compliance. As of September 30, 2018, the Company could have borrowed the full amounts available under the Senior Credit Facility and Accounts Receivable Facility and still would have been in compliance with its debt covenants.

The Company expects cash from operations of approximately $375 million in 2018, an increase from 2017 of approximately $138 million or 58%. The Company expects capital expenditures of approximately $115 million in 2018, compared with $105 million in 2017.

Financing Obligations and Other Commitments:
During the first nine months of 2018, the Company made cash contributions of $9 million to its global defined benefit pension plans and $3 million to its other postretirement benefit plans. The Company currently expects to make contributions to its global defined benefit pension plans totaling approximately $10 million in 2018. The Company also expects to make payments of approximately $5 million to its other postretirement benefit plans in 2018. Excluding mark-to-market charges, the Company expects slightly lower pension expense. Mark-to-market charges are not accounted for in the 2018 outlook because the amount will not be known until incurred.

The Company does not have any off-balance sheet arrangements with unconsolidated entities or other persons.

Critical Accounting Policies and Estimates:
The Company's financial statements are prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The Company reviews its critical accounting policies throughout the year. The Company has concluded that there have been no significant changes to its critical accounting policies or estimates, as described in its Annual Report on Form 10-K for the year ended December 31, 2017, during the nine months ended September 30, 2018 other than the change in accounting principles described below.

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

Other Matters

Foreign Currency:
Assets and liabilities of subsidiaries are translated at the rate of exchange in effect on the balance sheet date; income and expenses are translated at the average rates of exchange prevailing during the reporting period. Related translation adjustments are reflected as a separate component of accumulated other comprehensive loss. Foreign currency gains and losses resulting from transactions, and the related hedging activity, are included in the Consolidated Statements of Income.

For the nine months ended September 30, 2018, the Company recorded negative foreign currency translation adjustments of $54 million that decreased shareholders' equity, compared with positive foreign currency translation adjustments of $41 million that increased shareholders' equity for the nine months ended September 30, 2017. The foreign currency translation adjustments for the nine months ended September 30, 2018 were negatively impacted by the strengthening of the U.S. dollar relative to other foreign currencies, including the Chinese Yuan, Indian Rupee and Brazilian Real.

Foreign currency exchange gains and losses, net of hedging activity, resulting from transactions included in the Company's operating results for the third quarter of 2018 totaled $3.0 million of net gains, compared with $1.2 million of net losses during the third quarter of 2017. Foreign currency exchange gains and losses, net of hedging activity, resulting from transactions included in the Company's operating results for the nine months of 2018 totaled $1.7 million of net gains, compared with $2.6 million of net losses during the nine months of 2017.

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

•	the Company’s ability to maintain appropriate relations with unions or works councils that represent Company associates in certain locations in order to avoid disruptions of business;

•	unanticipated litigation, claims, or assessments. This includes: claims or problems related to intellectual property, product liability or warranty, environmental issues and taxes;

•
changes in worldwide financial and capital markets, including availability of financing and interest rates on satisfactory terms, which affect the Company’s cost of funds and/or ability to raise capital, as well as customer demand and the ability of customers to obtain financing to purchase the Company’s products or equipment that contain the Company’s products;

•	the Company's ability to satisfy its obligations under its debt agreements, as well as its ability to renew or refinance borrowings on favorable terms;

•	the impact on the Company's pension obligations and assets due to changes in interest rates, investment performance and other tactics designed to reduce risk;

•	the actual impact of U.S. Tax Reform on the full-year 2018 global effective tax rate; and

•	those items identified under Item 1A. Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
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

(b)	Changes in Internal Control Over Financial Reporting

In the third quarter of fiscal 2018, the Company acquired Rollon, Cone Drive, and ABC Bearings. The scope of the Company's assessment of the effectiveness of internal control over financial reporting will not include these acquisitions. This exclusion is in accordance with the SEC's general guidance that an assessment of a recently acquired business may be omitted from the Company's scope in the year of acquisition.

During the Company’s most recent fiscal quarter, there have been no other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Common Shares

The following table provides information about purchases by the Company of its common shares during the quarter ended September 30, 2018.

Period	Total number of shares purchased (1)	Average price paid per share (2)	Total number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs (3)
7/1/18 - 7/31/18	276,897	$44.07	276,897	7,725,493
8/1/18 - 8/31/18	27,812	47.42	25,008	7,700,485
9/1/18 - 9/30/18	4,227	51.19	—	7,700,485
Total	308,936	$44.47	301,905

(1)
Of the shares purchased in July, August and September, zero, 2804 and 4227, respectively, represent common shares of the Company that were owned and tendered by employees to exercise stock options and to satisfy withholding obligations in connection with the exercise of stock options or vesting of restricted shares.

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

Item 6. Exhibits

10.1	Form of Nonqualifed Stock Option Agreement (U.S), as adopted September 24, 2018.

10.2	Form of Nonqualifed Stock Option Agreement (Non-U.S), as adopted September 24, 2018.

10.3	Form of Deferred Shares Agreement (three year cliff vesting), as adopted September 24, 2018.

10.4	Form of Deferred Shares Agreement (five year cliff vesting), as adopted September 24, 2018.

10.5	Amended and Restated supplemental pension plan of The Timken Company, effective as of June 30, 2014.

10.6	Amendment No. 1 to the Amended and Restated supplemental pension plan of The Timken Company, effective as of June 30, 2014.

10.7	Amended and Restated supplemental pension plan of The Timken Company, effective as of October 1, 2018.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Richard G. Kyle, President and Chief Executive Officer (principal executive officer) of The Timken Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101
Financial statements from the quarterly report on Form 10-Q of The Timken Company for the quarter ended September 30, 2018, filed on October 30, 2018, formatted in XBRL: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE TIMKEN COMPANY
Date: October 30, 2018	By: /s/ Richard G. Kyle
Richard G. Kyle President and Chief Executive Officer (Principal Executive Officer)

Date: October 30, 2018	By: /s/ Philip D. Fracassa
Philip D. Fracassa Executive Vice President and Chief Financial Officer (Principal Financial Officer)